Form 10-Q
period 2007-06-30
IMH Secured Loan Fund, LLC
filed 2007-08-14
CIK 1397403

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarter ended June 30, 2007
or

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission File number 000-52611
IMH SECURED LOAN FUND, LLC
(Name of registrant as specified in its charter)

Delaware	81-0624254
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
11333 N. Scottsdale Rd #160
Scottsdale, Arizona, 85254
(Address of principal executive offices)
(602) 889-3410
(Issuer’s telephone number)
Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer  ☐      Accelerated Filer  ☐      Non-Accelerated Filer  ☑
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐      No ☑
The registrant had 47,856 limited liability company units outstanding as of August 10, 2007.

IMH SECURED LOAN FUND, LLC
QUARTERLY REPORT ON FORM 10-Q
INDEX

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements.
IMH SECURED LOAN FUND, LLC
Balance Sheets

	As of June 30,	As of December 31,
	2007	2006
	(Unaudited)
ASSETS
Cash and Cash Equivalents	$34,420,974	$12,159,495
Mortgage Loans:
Mortgage Loan Note Obligations	491,688,720	309,461,625
Less Undisbursed Portion of Loans-in-process and Interest Reserves	(86,770,238)	(50,846,851)

Principal Outstanding	404,918,482	258,614,774
Accrued Interest Receivable	4,564,702	2,599,485

Total Assets	$443,904,158	273,373,754

LIABILITIES
Fees Payable to Fund Manager	$84,358	$52,954
Member Investments Pending Activation	2,280,000	386,263
Deposit Refund Payable	—	62,075
Redemptions Payable to Members	3,165,668	2,249,482
Distributions Payable to Members	1,687,292	920,999
Borrowings From Fund Manager	6,047,222	4,449,501
Participations in Mortgage Loans Issued	5,884,715	4,937,771
Unearned Income and Other Funds Held	111,050	133,971

Total Liabilities	19,260,305	13,193,016

MEMBERS’ EQUITY
Retained Earnings	2,036,833	1,426,453
Members’ Equity — $10,000 per unit stated value, authorized units set at discretion of the Manager — 42,260 and 25,875 units issued and outstanding at June 30, 2007 and December 31, 2006, respectively	422,607,020	258,754,285

Total Members’ Equity	424,643,853	260,180,738

Commitments and Contingent Liabilities

Total Liabilities and Members’ Equity	$443,904,158	$273,373,754

The accompanying notes are an integral part of these statements

IMH SECURED LOAN FUND, LLC
Statements of Net Earnings
(Unaudited)

	For the Six Months Ended		For the Three Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
INTEREST AND FEE INCOME
Mortgage Loans	$20,805,802	$7,723,441	$11,424,932	$4,465,445
Investments and Money Market Account	466,530	214,077	341,916	101,763

Total Interest Income	21,272,332	7,937,518	11,766,848	4,567,208

EXPENSES
Management Fees	424,939	169,631	231,020	95,633
Interest Expense:
Borrowings from Fund Manager	321,498	—	87,369	—
Participations in Mortgage Loans Issued	806,255	236,908	279,861	139,383

Interest Expense	1,127,753	236,908	367,230	139,383

Total Expenses	1,552,692	406,539	598,250	235,016

Net Earnings	$19,719,639	$7,530,979	$11,168,597	$4,332,192

Net Earnings Allocated to Members per Weighted Average Membership Units Outstanding	$587.91	$592.85	$295.18	$299.81

Distribututions to Members per Weighted Average Membership Units Outstanding	$568.37	$562.16	$286.32	$284.51

Weighted Average Membership Units Outstanding	33,542	12,703	37,837	14,450

The accompanying notes are an integral part of these statements

IMH SECURED LOAN FUND, LLC
Statement of Members’ Equity
Six Months ended June 30, 2007
(Unaudited)

				Total
	Members’	Members’	Retained	Members’
	Units	Capital	Earnings	Equity
Balances at December 31, 2006	25,875	$258,754,285	$1,426,453	$260,180,738
Net Earnings — six months ended June 30, 2007	—	—	19,719,639	19,719,639
Earnings Distributed	—	—	(7,957,742)	(7,957,742)
Reinvestment of Earnings	1,111	11,106,551	(11,106,551)	—
Capital Investment — New Members	14,225	142,257,771	—	142,257,771
Capital investment — Existing Members	3,113	31,135,487	—	31,135,487
Full Redemptions	(508)	(5,084,994)	—	(5,084,994)
Partial Redemptions	(1,556)	(15,562,080)	—	(15,562,080)
Retained Earnings paid on Full Redemptions	—	—	(44,966)	(44,966)

Net Activity for Period	16,385	163,852,735	610,380	164,463,115

Balances at June 30, 2007	42,260	$422,607,020	$2,036,833	$424,643,853

The accompanying notes are an integral part of these statements

IMH SECURED LOAN FUND, LLC
Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	June 30,
	2007	2006
CASH FLOWS — Operating Activities:
Net Earnings	$19,719,639	$7,530,979
Adjustments to Reconcile Net Earnings to Net Cash
Provided (Used) by Operating Activities:
Increase in Accrued Interest Receivable	(1,965,217)	(701,775)
Increase in Fees Payable to Fund Manager	31,404	14,259
Increase (decrease) in Deposit Refund Payable	(62,075)	—
Increase (Decrease) in Unearned Income	(22,921)	(1,330,808)

Net Cash Provided by Operating Activities	17,700,830	5,512,655
CASH FLOWS — Investing Activities:
Mortgage Loans Originations	(203,544,394)	(120,898,602)
Mortgage Loan Repayments	59,665,686	36,929,900

Increase in Loan Principal Balances	(143,878,708)	(83,968,701)

Net Cash Used in Investing Activities	(143,878,708)	(83,968,701)
CASH FLOWS — Financing Activities:
Proceeds from Sale of Whole Loans	5,250,000	12,811,380
Repurchase of Whole Loans Sold	(7,675,000)	(1,987,203)
Increase in Borrowings from Manager	10,165,202	8,430,000
Repayments of Borrowings from Manager	(8,567,481)	(8,430,000)
Proceeds from Loan Participations Issued	37,498,052	5,750,000
Loan Participations Reacquired	(36,551,108)	(2,749,229)
Increase (Decrease) in Member Investments
Pending Activation	1,893,737	841,835
Members’ Capital Investments	173,393,258	70,555,697
Members’ Redemptions	(19,730,888)	(6,805,976)
Members’ Distributions	(7,236,416)	(2,369,804)

Net Cash Provided by Financing Activities	148,439,356	76,046,699

Net Increase in Cash	22,261,479	(2,409,347)
Cash and Cash Equivalents:
Beginning of Period	12,159,495	12,089,302

End of Period	$34,420,974	$9,679,955

Supplemental Cash Flow Information:
Interest paid	$1,071,586	$505,138

The accompanying notes are an integral part of these statements

IMH SECURED LOAN FUND, LLC
NOTES TO FINANCIAL STATEMENTS
June 30, 2007
(Unaudited)
NOTE 1- FUND DESCRIPTION
IMH Secured Loan Fund, LLC, (the “Fund”) was organized under the laws of the State of Delaware as a limited liability company effective May 14, 2003 for the primary purpose of investing in loans secured by deeds of trust (herein referred to as mortgage loans) of eighteen months or less and collateralized by real property anywhere in the United States of America. The sponsor and Manager of the Fund is Investors Mortgage Holdings, Inc., (“IMH” or the “Manager”), which is a licensed Arizona mortgage broker, that was formed in June 1997 in Arizona. IMH’s obligations and responsibilities as Manager are prescribed in the IMH Secured Fund, LLC Limited Liability Company Operating Agreement dated May 15, 2003, as amended, (the “Operating Agreement”) which governs all aspects of Fund operations. The Operating Agreement provides standards for, among other things, business operations and the allocation between the parties of income, gains, losses and distributions. This report should be read in conjunction with the audited financial statements of the Fund for the years ended December 31, 2006 and 2005.
NOTE 2 — CASH AND CASH EQUIVALENTS
A summary of the cash and cash equivalents as of June 30, 2007 and December 31, 2006, with balances as designated by the Manager, follows:

	June 30,	December 31,
	2007	2006
Cash and Cash Equivalents:
Working Capital Reserve	$12,147,554	$7,758,443
Retained Earnings	1,552,675	1,426,453
Available for Operating Obligations and Lending	20,720,745	2,974,599

	$34,420,974	$12,159,495

NOTE 3 — MORTGAGE LOANS, LOAN PARTICIPATIONS AND LOAN SALES
All mortgage loans are collateralized by a first deed of trust (mortgages) on real property, and include a personal guarantee by the principals of the borrower. A significant number of the loans have additional collateral. Independent title companies handle all loan closings and independent third-party companies, with oversight of the Manager, provide construction inspections and loan document management services for the majority of the mortgage loan note obligations.
The Fund invests in both fixed and variable interest rate loans. All variable interest rate loans are indexed to the Wall Street Journal Prime Interest Rate (Prime). As of June 30, 2007 and December 31, 2006, loan principal balances, summarized by fixed and variable interest rates within selected interest rate ranges are as follows:

IMH SECURED LOAN FUND, LLC
NOTES TO FINANCIAL STATEMENTS
June 30, 2007
(Unaudited)
NOTE 3 — MORTGAGE LOANS, LOAN PARTICIPATIONS AND LOAN SALES — CONTINUED

	June 30, 2007
	Fixed Rate		Variable Rate		Total		% of
Current Rate:	#	Principal	#	Principal	#	Principal	Total
11.50%	2	$24,153,516	5	$15,666,150	7	$39,819,666	9.8%
11.75%	1	2,414,675	2	4,551,622	3	6,966,298	1.7%
12.00%	13	90,934,072	3	13,620,000	16	104,554,072	25.8%
12.25%	2	19,741,364	4	28,766,825	6	48,508,189	12.0%
12.50%	2	36,092,245	2	22,638,777	4	58,731,022	14.5%
12.75%	0	—	3	54,828,103	3	54,828,103	13.5%
13.00%	3	12,651,000	1	2,252,670	4	14,903,670	3.7%
13.25%	1	6,294,354	2	40,466,750	3	46,761,104	11.6%
13.50%	1	5,613,343	1	4,813,888	2	10,427,231	2.6%
13.75%	—	—	1	4,848,296	1	4,848,296	1.2%
14.00%	—	—	1	14,570,832	1	14,570,832	3.6%

Total	25	$197,894,569	25	$207,023,914	50	$404,918,482	100.0%

% of Portfolio		48.9%		51.1%		100.0%

Weighted Average Rate		12.20%		12.72%		12.46%

Number of Loans		25		25		50

Average Principal		$7,915,783		8,280,957		$8,098,370

	December 31, 2006
Current Rate:	Fixed Rate		Variable Rate		Total		% of
	#	Principal	#	Principal	#	Principal	Total
11.25%	—	$—	1	$3,359,700	1	$3,359,700	1.3%
11.50%	2	21,020,500	—	—	2	21,020,500	8.1%
11.75%	1	3,286,400	2	4,609,962	3	7,896,362	3.1%
12.00%	13	72,698,645	2	12,220,020	15	84,918,665	32.8%
12.25%	4	32,061,511	3	30,882,905	7	62,944,416	24.3%
12.50%	2	8,219,573	—	—	2	8,219,573	3.2%
12.75%	0	—	1	4,278,676	1	4,278,676	1.7%
13.00%	6	31,542,816	3	7,180,225	9	38,723,041	15.0%
13.25%	1	4,437,002	1	6,287,512	2	10,724,514	4.1%
13.50%	1	5,248,925	1	11,280,402	2	16,529,327	6.4%

Total	30	$178,515,372	14	$80,099,402	44	$258,614,774	100.0%

% of Portfolio		69.0%		31.0%		100.0%

Weighted Average Rate		12.26%		12.49%		12.33%

Number of Loans		30		14		44

Average Principal		$5,950,512		5,721,386		$5,877,609

As of June 30, 2007 and December 31, 2006, the weighted average interest rates earned on variable rate loans was Prime plus 4.47% and Prime plus 4.24%, respectively. The Prime rate was 8.25% at June 30, 2007 and December 31, 2006.

IMH SECURED LOAN FUND, LLC
NOTES TO FINANCIAL STATEMENTS
June 30, 2007
(Unaudited)
NOTE 3 — MORTGAGE LOANS, LOAN PARTICIPATIONS AND LOAN SALES — CONTINUED
Mortgage loans as of June 30, 2007 have maturity dates within the next four quarters as follows:

	June 30, 2007
Quarter	Number	Amount	Percent
Matured	6	$22,013,052	5.4%
Q3 2007	18	118,315,435	29.2%
Q4 2007	9	70,056,040	17.3%
Q1 2008	7	62,285,836	15.4%
Q2 2008	10	132,248,120	32.7%

	50	$404,918,482	100.0%

A mortgage loan’s maturity date may be modified or extended in the normal course of business. Accordingly, repayment dates of the loans may vary from their currently scheduled maturity date. Further, in certain instances where the Fund’s Manager deems it to be an advantage to the Fund not to modify or extend a matured loan, the Fund classifies and reports the loan as matured. At June 30, 2007 six loans were past their respective maturity dates and one loan was delinquent on an outstanding interest payment.
As of June 30, 2007 the Fund had begun the formal foreclosure process on four of the six matured loans. Subsequent to June 30, 2007, the Fund began the formal foreclosure process on one of the two other matured loans. Management has commenced negotiations with the borrower for the remaining matured loan to assess alternative solutions. In accordance with the Fund’s accounting policy, at June 30, 2007 the four loans on which the Fund had commenced foreclosure proceedings, which have principal balances totaling $15,457,663, have been placed in non-accrual status. Total contractual interest due under the loan terms for the non-accrual loans was $763,777, of which $484,158 is included in accrued interest receivable on the accompanying balance sheet and $279,618 has not been recognized by the Fund. The remaining two matured loans, with a principal balances totaling $6,555,389, were past their scheduled maturity by 12 days and four days, respectively. Interest due on these loans totaled $3,274 and is included in accrued interest receivable on the accompanying balance sheet.
Other than as discussed in the preceding paragraph, no loans have loan principal payments 30 days or more past due and no loans have interest payments more than 30 days past due.
Based on management’s assessment of each loan, it is management’s opinion that all loan principal and recorded interest are recoverable and no allowance for credit loss is necessary as of June 30, 2007.
The Fund classifies loans into categories for purposes of identifying and managing loan concentrations. As of June 30, 2007, loan principal balances by concentration category follows:

IMH SECURED LOAN FUND, LLC
NOTES TO FINANCIAL STATEMENTS
June 30, 2007
(Unaudited)
NOTE 3 — MORTGAGE LOANS, LOAN PARTICIPATIONS AND LOAN SALES — CONTINUED

	June 30, 2007			December 31, 2006
	Amount	%	#	Amount	%	#
Pre-entitled Land:
Held for Investment	$1,397,000	0.3%	1	$—	—	—
Processing Entitlements	221,473,608	54.7%	20	145,219,454	56.1%	20

	222,870,608	55.0%	21	145,219,454	56.1%	20

Entitled Land:
Held for Investment	37,409,942	9.2%	5	41,893,482	16.2%	8
Infrastructure under Construction	53,857,606	13.3%	5	17,621,490	6.8%	4
Improved and Held for Vertical Construction	65,248,247	16.2%	11	29,387,627	11.4%	4

	156,515,795	38.7%	21	88,902,599	34.4%	16

Construction & Existing Structures:
New Structure — Construction in-process	11,267,906	2.8%	3	16,315,986	6.3%	5
Existing Structure Held for Investment	13,383,463	3.3%	4	8,176,735	3.2%	3
Existing Structure — Improvements	880,710	0.2%	1	—	—	—

	25,532,079	6.3%	8	24,492,721	9.5%	8

	$404,918,482	100.0%	50	$258,614,774	100.0%	44

	June 30, 2007			December 31, 2006
	Amount	%	#	Amount	%	#

Residential	$178,567,829	48.0%	25	$154,279,204	59.7%	29
Mixed Use	179,964,173	39.2%	17	95,258,284	36.8%	11
Commercial	46,386,480	12.8%	8	9,077,286	3.5%	4

	$404,918,482	100.0%	50	$258,614,774	100.0%	44

The Fund’s total portfolio value is invested in mortgage loans where the primary collateral is located in Arizona, California, New Mexico, Texas, Idaho and North Carolina. As a result of this geographical concentration of Fund mortgage loans, a downturn in the local real estate markets in which the Fund lends could have a material adverse effect on the Fund. As of June 30, 2007 and December 31, 2006, the geographical concentration of loan principal balances, by State, follows:

	June 30, 2007			December 31, 2006
	Amount	Percent	#	Amount	Percent	#
Arizona	$193,735,328	47.9%	28	$149,796,267	57.9%	29
California	118,609,929	29.3%	12	96,726,078	37.4%	13
New Mexico	2,986,690	0.7%	2	812,027	0.3%	1
Texas	26,498,073	6.5%	5	11,280,402	4.4%	1
Idaho	43,977,648	10.9%	2	—	—	—
North Carolina	19,110,814	4.7%	1	—	—	—

	$404,918,482	100.0%	50	$258,614,774	100.0%	44

As of June 30, 2007, there were no individual borrowers or borrower groups whose aggregated borrowings were in excess of 10% of the total mortgage loan principal balance outstanding.

IMH SECURED LOAN FUND, LLC
NOTES TO FINANCIAL STATEMENTS
June 30, 2007
(Unaudited)
NOTE 3 — MORTGAGE LOANS, LOAN PARTICIPATIONS AND LOAN SALES — CONTINUED
For purposes of short-term liquidity, the Fund entered into the partial sale of loans through loan participation agreements with various third parties. Origination fees (points) paid to the participants in connection with the participation transactions are paid by the Fund Manager in accordance with the Operating Agreement. The Fund issued participations in loans totaling $37,498,052 and $5,750,000 during the six months ended June 30, 2007 and 2006, respectively.
Additionally, the Fund entered into agreements to sell whole loans to third parties during the six months ended June 30, 2007 and 2006 totaling $5,250,000 and $12,811,380, respectively.
Although there is no right and/or obligation for the Fund to do so, in the past the Fund has repurchased certain loans sold to third parties under whole loans sold and participation agreements at the request of the purchaser and management expects do so in the future. During the six months ended June 30, 2007, the Fund reacquired participations totaling $36,551,108 and repurchased whole loans totaling $7,675,000, respectively. During the six months ended June 30, 2006, the Fund reacquired participations totaling $2,749,229 and repurchased whole loans totaling $1,987,203, respectively. The remaining balance on participation loans sold which is reflected as a liability on the balance sheet totaled $5,884,715 at June 30, 2007.
NOTE 4 — NET EARNINGS, DISTRIBUTIONS REINVESTED AND DISTRIBUTIONS PAYABLE TO MEMBERS AND REDEMPTIONS
Net Earnings, Distributions Reinvested and Distributions Payable to Members
Fund Members have the option to either reinvest their share of monthly earnings or to have earnings distributed to them in cash. Distributions reinvested, which is a non cash transaction, totaled $11,106,551 and $4,569,315 for the six months ended June 30, 2007 and 2006, respectively. Distributions paid or payable in cash totaled $7,957,742 and $2,477,484 for the six months ended June 30, 2007 and 2006, respectively.
Redemptions paid or payable to Members during the six months ended June 30, 2007 and 2006 were $20,647,074 and $6,473,164, respectively. As of June 30, 2007, redemption requests satisfying the 60 day notice period and immediately payable at June 30, 2007 totaled $3,165,668 and are reflected as liabilities in the financial statements. In addition to those payable as of June 30, 2007 the Fund Manager has received Redemption Notices for $3,484,000 requested redemptions, which upon expiration of the 60 day notice period will be remitted to Members.
NOTE 5 — MANAGEMENT FEES AND RELATED PARTY ACTIVITY
Management Fees
For managing the Fund, the Manager is entitled to a 25 basis point annualized fee, payable monthly, based on the Fund’s the total mortgage loan principal balance at each month-end. For the six months ended June 30, 2007 and 2006, the Fund Manager earned management fees of $424,939 and $169,631, respectively. As of June 30, 2007 the Fund Manager was owed $84,358.
For loans originated of behalf of the Fund, the Manager receives all the revenue from loan origination and processing fees (points), which are paid by the borrower. For the six months ended June 30, 2007 and 2006, the Manager earned origination and other related fees of approximately $17.8 million and $8.0 million, respectively, substantially all of which were earned on loans funded by the Fund.

IMH SECURED LOAN FUND, LLC
NOTES TO FINANCIAL STATEMENTS
June 30, 2007
(Unaudited)
NOTE 5 — MANAGEMENT FEES AND RELATED PARTY ACTIVITY — CONTINUED
Related Party Investments and Borrowings
Under the Operating Agreement, the Fund has the legal capacity to borrow but thus far has not done so on a formal basis. However, from time to time the Fund requires additional liquidity to fund originating loans.
Accordingly, when such a need arises, IMH or other private investors may purchase, and in the past has purchased from the Fund, at par, one or more loans. The loans purchased by IMH are concurrently pledged by IMH with a commercial bank as collateral on a line of credit (line) which has an advance rate of approximately 75% of the loan’s principal balance. The loans sold to private investors are all sold at par value. The proceeds from these borrowings and IMH working capital is then used to fund the purchase. During the time held by IMH, IMH retains all interest earned and pays all interest due and other costs associated with the transaction.
Although there is no obligation for the Fund to do so, in the past the Fund has repurchased such loans from IMH and management intends to do so in the future. Accordingly, the Fund records these transfers to IMH as collateralized borrowings with the associated loans remaining as assets of the Fund and the proceeds recorded as Borrowings from Manager. For the six months ended June 30, 2007 and 2006 the Fund sold $10,165,202 and $8,430,000, respectively, to IMH and repurchased $8,567,481 and $8,430,000 for the same periods, with a balance due to IMH at June 30, 2007 of $6,047,222, including accrued interest. For the six months ended June 30, 2007 and 2006, the interest earned on the loans purchased totaled $321,498 and $0, respectively, and this amount has been recorded in the financial statements as both interest income and interest expense. The entire balance of $6,047,222 was repurchased in full subsequent to June 30, 2007.
IMH’s line of credit was originated in March 2005 with an initial borrowing capacity of $2,000,000. The line limit has been subsequently increased and is $5,250,000 as of June 30, 2007. Accordingly, subject to IMH’s working capital position and approval, as of June 30, 2007 the Fund has access to no additional liquidity under this line of credit.
However, subsequent to June 30, 2007, IMH entered into an agreement with another bank to provide similar revolving line of credit facility of up to $16 million.
NOTE 6 — COMMITMENTS AND CONTINGENCIES
As of June 30, 2007, the Fund had $86,770,238 in undisbursed loans-in-process and interest reserves. These amounts generally represent the unfunded portion of construction loans pending completion of additional construction and interest reserves for all or part of the loans’ term. The Fund expects to fund these undisbursed amounts in the normal course of business.
As of June 30, 2007, IMH had executed “Commitment to Fund” letters totaling approximately $90.7 million. While these transactions are subject to the completion of due diligence and underwriting, a significant portion of these loans are expected to be funded in the third quarter of 2007.
*******************************************************************************

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
          The following is a financial review and analysis of our financial condition and results of operations for the three and six months ended June 30, 2007 and 2006. This discussion should be read in conjunction with the audited financial statements and accompanying notes and other detailed information regarding the Fund as of and for the year ended December 31, 2006 included in our previously filed Registration Statement on Form 10 and with the unaudited interim financial statements and accompanying notes included in the Quarterly Report on Form 10-Q.
Forward Looking Statements
          This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). The forward-looking statements included in this Quarterly Report on Form 10-Q include statements concerning our plans, objectives, goals, strategies, future events, future sales or performance, capital expenditures, financing needs, plans or intentions relating to acquisitions, business trends and other information that is not historical information. When used in this Quarterly Report on Form 10-Q, the words “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes,” “forecasts,” “assumes,” “may,” “should,” “will” and variations of such words or similar expressions are intended to identify forward-looking statements. All forward-looking statements, including, without limitation, the matters discussed under the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are based upon our current expectations, beliefs, projections and assumptions. Our expectations, beliefs, projections and assumptions are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that our financial condition or results of operations will meet the expectations set forth in our forward-looking statements.
          The forward-looking statements that we make in this Quarterly Report on Form 10-Q are subject to a variety of risks, uncertainties and other factors that could cause actual results to differ materially from such forward-looking statements. Some of the important factors that could cause our actual results to differ from those projected in any forward-looking statements include, but are not limited to, the following factors, which are discussed in greater detail in the “Risk Factors” section of our Registration Statement on Form 10:
•	Our units lack liquidity and marketability and our Members have a limited ability to have their units redeemed. As a result, our Members may lose their entire investment or may not be able to sell their units in a timely manner, or at all, or at a price they paid.

•	We are subject to risks generally associated with the ownership of real estate-related assets, including changing economic conditions, environmental risks, the cost of and ability to obtain insurance and risks related to leasing of properties.

•	As a mortgage lender, we are subject to a variety of external forces that could have a material adverse effect our operations and results, including, without limitation, fluctuations in interest rates, fluctuations in economic conditions (which are exacerbated by our lack of geographic diversity), the large number of competitors and amount of available capital and the effect that regulators or bankruptcy courts could have on our operations and rights as a secured lender.

•	Our loans, which are not guaranteed by any government agency, are risky and are not sold on any secondary market, and our underwriting standards may not protect us from loan defaults or ensure that sufficient collateral, including collateral pledged by our guarantors, will exist to protect us from any such defaults.

•	Our borrowers are exposed to various risks associated with owning real estate, and unexpected costs or liabilities could reduce the likelihood that our borrowers will be able to develop or sell the real estate, which could increase the likelihood that our borrowers will default on the loans.

•	We rely exclusively on our Manager to select and manage the mortgage loans in which we invest, and our Manager has limited experience with such activities or sponsoring mortgage funds. Our Members have no right to participate in decisions relating to the activities of our Manager, including, without limitation, the right to participate in selecting and managing mortgage investments.

•	We are obligated to pay certain fees to our Manager, including, if our Manager chooses, potential reimbursement of significant expenses of the Fund that the Manager has historically paid on its own, which may materially and adversely impact our operating results and reduce cash available for investment and distributions.

•	Our Manager will face conflicts of interest, including, without limitation, competing demands upon its time, its involvement with other activities and entities and its desire to generate origination proceeds at the risk of extending or participating in loans not suitable for the Fund, all of which could have a material adverse effect on the Fund.

•	We are a newly publicly reporting company and we will be required to divert considerable resources to new compliance initiatives, including refining our disclosure controls and procedures and internal control over financial reporting.

•	There are material income tax and retirement plan risks associated with ownership of our units.
          The foregoing list of factors is not exhaustive. You should carefully consider the foregoing factors and the other uncertainties and potential events described in the Form 10. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and involve inherent risks and uncertainties. The forward-looking statements contained in this report are made only as of the date hereof. We undertake no obligation, and disclaim any duty, to update or revise information contained herein to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.
Overview of the Business
          We invest in short-term commercial mortgage loans collateralized by first mortgages or deeds of trust (herein referred to as mortgages) on real property. IMH is our Manager. Since August 2003, when we commenced operations, we have funded in excess of $600 million of real estate loans. For additional information on our business, see “Item 1, Business,” located elsewhere in our previously filed Registration Statement on Form 10.
          We lend capital provided by investment in units by our Members. Only accredited investors as defined by Rule 501 of Regulation D promulgated under the Securities Act may invest in the Fund. Although the minimum initial investment is $50,000, investment accounts tend to be substantially larger.

We have offered units for sale since May 2003 pursuant to the exemption from registration provided by Rule 506 of Regulation D. Only accredited investors are eligible to participate in the Fund, and the Members are principally clients of registered broker-dealers with whom IMH has established relationships on our behalf. The remaining Members are investors with whom the officers of our Manager have prior relationships.

Selected Financial Data
The table that follows sets forth certain financial data of the Fund. The summary financial data are derived from our audited and unaudited financial statements and other financial records.

	(Unaudited)		(Unaudited)
	As of and for the		As of and for the		Year ended
	6 months Ended June 30,		3 months Ended June 30,		December 31,
	2007	2006	2007	2006	2006
Total assets	$443,904,158	$177,417,587	$443,904,158	$177,417,587	$273,373,754
Interest income	$21,272,332	$7,937,518	$11,766,848	$4,567,208	$21,145,474
Management fees	$424,939	$169,631	$231,020	$95,633	$430,362

Interest expense	$1,127,753	$236,908	$367,230	$139,383	$612,999
Net earnings	$19,719,639	$7,530,979	$11,168,597	$4,332,192	$20,102,113
Net distributions to Members	$19,064,293	$7,141,065	$10,833,597	$4,111,126	$19,379,611

Net Member distribution as a % of net earnings	96.7%	94.8%	97.0%	94.9%	96.4%
Net earnings allocated to Members per weighted average membership units	$587.91	$592.85	$295.18	$299.81	$1,189.12
Average annualized yield to Members (1)	11.86%	11.96%	11.84%	12.03%	11.89%

Net distributions to Members per weighted average membership units (annualized) (1)	$1,137	$1,124	$1,145	$1,138	$1,146
Member Equity Related:
Retained earnings (Loan Loss Reserve)	$2,036,833	$1,241,912	$2,036,833	$1,241,912	$1,426,453
Total Members’ equity	$424,643,853	$165,635,276	$424,643,853	$165,635,276	$260,180,738

Number of Member accounts	2,409	820	2,409	820	1,376
Average Member account balance	$176,274	$201,994	$176,274	$201,994	$189,085
States in which the Fund has Members	46	36	46	36	40

New Member investments	$173,393,258	$70,555,697	$91,716,600	$42,955,947	$176,100,685
Member earnings distributed	$7,957,742	$2,571,750	$4,659,663	$1,451,824	$7,072,247
Member earnings reinvested	$11,106,551	$4,569,315	$6,173,934	$2,659,302	$12,307,364

Member earnings retained	$655,346	$389,914	$335,000	$221,066	$722,502
% of total earnings reinvested	56.32%	60.67%	55.28%	61.38%	61.20%
Redemptions	$20,647,074	$6,473,164	$11,342,205	$3,662,541	$26,637,188

Redemptions as % of new investment	11.91%	9.17%	12.37%	8.53%	14.14%
Loan Related:
Note balances originated	$316,110,500	$135,583,200	$212,080,000	$88,978,000	$266,101,400
Number of notes originated	22	21	12	12	37
Average note balance originated	$14,368,659	$6,456,343	$17,673,333	$7,414,833	$7,191,930
Principal balances outstanding	$404,918,482	$166,089,917	$404,918,482	$166,089,917	$258,614,774

Number of loans outstanding	50	42	50	42	44
Average principal balance	$8,098,370	$3,954,522	$8,098,370	$3,954,522	$5,877,609
% of Portfolio Principal — Fixed interest rate	48.9%	65.3%	48.9%	65.3%	69.0%

Number of fixed rate loans	25	30	25	30	30
Weighted average interest rate — Fixed	12.20%	12.45%	12.20%	12.45%	12.26%
% of portfolio — Variable interest rate	51.1%	34.7%	51.1%	34.7%	31.0%

Number of variable rate loans	25	12	25	12	14
Weighted average interest rate — Variable	12.72%	12.16%	12.72%	12.16%	12.50%
Principal balance % by state:
Arizona	47.9%	72.1%	47.9%	72.1%	0.0%

California	29.3%	22.7%	29.3%	22.7%	0.0%
New Mexico	0.7%	—%	0.7%	—%	0.0%
Texas	6.5%	5.2%	6.5%	5.2%	0.0%

Idaho	10.9%	—%	10.9%	—%	0
North Carolina	4.7%	—%	4.7%	—%	0
Interest payments over 30 days delinquent	$—	$—	$—	$—	$—

Loans past scheduled maturity	6	6	6	6	3
Principal balances past scheduled maturity	$22,013,052	$17,844,629	$22,013,052	$17,844,629	$13,901,000
Loans in non accrual status	4	—	4	—	—

Principal balances in non accrual status	$15,457,663	$—	$15,457,663	$—	$—
Allowance of credit Losses	$—	$—	$—	$—	$—

(1)	Where applicable, quarterly results are annualized to allow for comparibility with annual results.

Results of Operations for the three and six months ended June 30, 2007 and 2006
          The income and expenses of the Fund are relatively straightforward. We generate income from interest on our loans, and from money market or similar accounts in which we temporarily invest excess cash. We do not pay any overhead or operating expenses. Those costs are presently paid by our Manager, as permitted by the Operating Agreement, although our Manager has no obligation to continue doing so. Based on management estimates, during the six months ended June 30, 2007 and 2006, the Manager incurred Fund-related expenses of approximately $11.6 million (origination-related expenses of $4.0 million and operations expense of $7.6 million) and $4.3 million (origination-related expenses of $1.8 million and operations expense of $2.5 million), respectively. The only expenses we presently incur are management fees paid to our Manager; costs related to defaulted loans, foreclosure activities, and property acquired through foreclosure; and interest expense paid on loans that we have sold or participated, but must account for as secured borrowings. The management fee is an annual fee equal to 0.25% of the “Earning Asset Base” of the Fund, which is defined as mortgage loan investments held by the Fund and property acquired through foreclosure and upon which income is being accrued under GAAP. Interest expense is the amount of interest incurred by us to the purchasers of participations in loans or whole loans sold.
          In accordance with Article 14 of our Operating Agreement, our Manager receives from borrowers, either directly or from loan proceeds, all revenue from loan origination, processing, servicing and extension.
Revenues (in thousands)

	Six Months Ended				Three Months Ended
	June 30,		$	%	June 30,		$	%
	2007	2006	Change	Change	2007	2006	Change	Change
INTEREST AND FEE INCOME
Mortgage Loans	$20,806	$7,724	$13,082	169.4%	$11,425	$4,465	$6,960	155.9%
Investments and Money
Market Account	466	214	252	117.9%	342	102	240	236.0%

Total Interest Income	21,272	7,938	13,334	168.0%	11,767	4,567	7,200	157.6%

          During the six months ended June 30, 2007 and 2006, interest income from mortgage loans increased from $7.7 million to $20.8 million ($13.1 million increase or 169.4%), respectively, and interest income from investment and money market account increased from $214 thousand to $467 thousand ($252 thousand increase or 117.9%). During the three months ended June 30, 2007 and 2006, interest income from mortgage loans increased from $4.5 million to $11.4 million ($7.0 million increase or 155.9%), respectively, and interest income from investment and money market account increased from $102 thousand to $342 thousand ($240 thousand increase or 236.0%).
          The increases in mortgage loan interest and investments and money market interest revenues are directly attributable to the increasing size of the Fund’s loan portfolio and to the larger amount of cash available for short-term investment. Both the increase in the loan portfolio and cash available for short-term investment are the result of additional capital from the sale of new units which is then deployed as earning assets in the form of mortgage loans. Consequently, with interest rates remaining consistent from period to period, an increase in the loan portfolio results in increase in interest income.

Expenses (in thousands)

	Six Months Ended				Three Months Ended
	June 30,		$	%	June 30,		$	%
	2007	2006	Change	Change	2007	2006	Change	Change
EXPENSES
Management Fees	425	170	255	150.5%	231	96	135	141.6%
Interest Expense:
Borrowings from Fund Manager	322	—	322	—	87	0	87	—

Participations in Mortgage Loans Issued	806	237	569	240.3%	280	139	141	100.8%

Interest Expense	1,128	237	891	376.0%	367	139	228	163.5%

Total Expenses	1,553	407	1,146	281.9%	598	235	363	154.6%

          During the six months ended June 30, 2007 and 2006, management fee expense increased from $170 thousand to $425 thousand ($255 thousand increase or 150.5%), respectively, and interest expense increased from $237 thousand to $1.1 million ($891 thousand increase or 376.0%). During the three months ended June 30, 2007 and 2006, management fee expense increased from $96 thousand to $231 thousand ($135 thousand increase or 141.6%), respectively, and interest expense increased from $139 thousand to $367 thousand ($228 thousand increase or 164%).
          The increase in management fee expense for the three and six months periods from June 30, 2006 to 2007 is also directly related to the increase in the size of the Fund’s loan portfolio as the fee is based directly on the “Earning Asset Base” of the Fund.
          The increase in interest expense pertaining to borrowings from the Fund Manager is attributable to the short-term borrowings by the Fund to address liquidity needs to fund new loans during the three and six months ended June 30, 2007. No such borrowings were made during the three and six months of 2006. The increase in remaining interest expense is attributed to the increase in loans participations sold which are required to be accounted for as secured borrowings.
Net Earnings (in thousands)

	Six Months Ended				Three Months Ended
	June 30,		$	%	June 30,		$	%
	2007	2006	Change	Change	2007	2006	Change	Change

Net Earnings	$19,720	$7,531	12,189	161.8%	$11,168	$4,332	6,836	157.8%

          During the six months ended June 30, 2007 and 2006, net earnings increased from $7.5 million to $19.7 million ($12.2 million increase or 161.8%), respectively. During the three months ended June 30, 2007 and 2006, net earnings increased from $4.3 million to $11.2 million ($6.8 million increase or 157.8%), respectively.
          Net earnings increased markedly during the three and six months ended June 30, 2007 as compared to the same period in 2006. This increase is attributed to the significant increases in the Fund’s loan portfolio balances during the respective periods.

          Changes in the Portfolio Profile
          Our Manager has been pursuing a strategy of diversifying our loan portfolio geographically and increasing the average loan size. Also, our Manager has been transitioning the loan portfolio to increase the proportion of loans which have variable interest rates tied to the Wall Street Journal Prime Interest Rate (Prime, Prime rate or Prime interest rate), with interest rate floors. This will have the effect of increasing interest income when interest rates rise while maintaining the weighted average yield on the variable rate portion of the portfolio if interest rates decrease. Further, our Manager monitors our portfolio’s concentration by collateral category based on the underlying collateral’s development status and proposed end-use.
           Average loan size
          In the first six months of 2007 we invested in 22 new loans (10 in the first quarter and 12 in the second quarter) with an average note balance of $13.2 million, as compared with $12.0 million in the fourth quarter of 2006 and $7.2 million for the year of 2006. This increase in the weighted average amount of loan originations is consistent with our strategy, which is to migrate our average loan amount to between $10 million and $50 million.
           Diversifying geographically
          Historically, our portfolio was invested primarily in mortgage loans where the collateral is located in Arizona and California. In addition, during 2006 and 2007 we also invested in loans in New Mexico, Texas, Idaho and North Carolina. As a result of this geographical concentration of mortgage loans, a downturn in the local real estate markets in which we lend could have a material adverse effect on our financial results. As of June 30, 2007 and December 31, 2006 geographical concentration of loan principal balances, by state, follows:

	June 30, 2007			December 31, 2006
	Amount	Percent	#	Amount	Percent	#
Arizona	$193,735,328	47.9%	28	$149,796,267	57.9%	29
California	118,609,929	29.3%	12	96,726,078	37.4%	13
New Mexico	2,986,690	0.7%	2	812,027	0.3%	1
Texas	26,498,073	6.5%	5	11,280,402	4.4%	1
Idaho	43,977,648	10.9%	2	—	—	—
North Carolina	19,110,814	4.7%	1	—	—	—

	$404,918,482	100.0%	50	$258,614,774	100.0%	44

Average Loan	$8,098,370			$5,877,609

          In an effort to continue the diversification of our portfolio we added a loan in Minnesota during the third quarter of 2007 and, as of the date of this filing, our Manager is evaluating loans in other states.
          These changes are intended to mitigate risks associated with having a large exposure to adverse changes in one geographic market, to more efficiently deploy capital by increasing the average loan size, to take advantage of a rising interest rate market while limiting the exposure to market interest rate reductions, and to harmonize the estimated completion dates of projects with trends in the related market.
           Interest Rate Information
          We invest in both variable and fixed interest rate loans. All variable interest rate loans are indexed to the Prime rate. Since June 2006 the prime rate has been constant at 8.25%.

          At June 30, 2007 51.1% of our portfolio consisted of variable rate loans compared to 31.0% at December 31, 2006. The weighted average interest rate on variable rate loans was 12.72% at June 30, 2007 and 12.49% at December 31, 2006. This increase in the average spread over the Prime interest rate reflects our increase in pricing of new or loans that are extended or renewed. At December 31, 2006, one variable rate loan had a ceiling interest rate at 1.0% over its current rate, while all remaining variable rate loans outstanding had an interest rate floor. At June 30, 2007, all variable rate loans outstanding had an interest rate floor and no ceiling interest rate. As a result of this positioning, if the Prime interest rate increases during the life of the loans, interest rates on substantially all these loans would adjust upward. If the Prime interest rate should decrease during the life of the loans with a floor, the interest rates on such loans would not decline below the floor rates, which is typically the original interest rate at the time of origination. See the discussion of “Quantitative and Qualitative Disclosures about Market Risk” located elsewhere in this Form 10-Q.
          At June 30, 2007, 48.9% of our portfolio consisted of fixed rate loans compared with 69.0% at December 31, 2006. The average rate on fixed rate loans as of June 30, 2007 and December 31, 2006 was 12.20%, and 12.26%, respectively. The stable rates for these periods reflect that the Fund has seen no material changes in market conditions and new and renewing loans are being priced consistently with loan pricing negotiated over the last several quarters. As noted above, we expect to continue transitioning our portfolio to prime rate based pricing. This is evidenced by the fact that more than half of our portfolio consist of variable rate loans at June 30, 2007 as compared to less than one-third at December 31, 2006.
          As of June 30, 2007 and December 31, 2006, respectively, loan principal balances, summarized by fixed and variable interest rates within selected interest rate ranges and other portfolio information were as follows:

	June 30, 2007
	Fixed Rate		Variable Rate		Total		% of
Current Rate:	#	Principal	#	Principal	#	Principal	Total
11.50%	2	$24,153,516	5	$15,666,150	7	$39,819,666	9.8%
11.75%	1	2,414,675	2	4,551,622	3	6,966,298	1.7%
12.00%	13	90,934,072	3	13,620,000	16	104,554,072	25.8%
12.25%	2	19,741,364	4	28,766,825	6	48,508,189	12.0%
12.50%	2	36,092,245	2	22,638,777	4	58,731,022	14.5%
12.75%	0	—	3	54,828,103	3	54,828,103	13.5%
13.00%	3	12,651,000	1	2,252,670	4	14,903,670	3.7%
13.25%	1	6,294,354	2	40,466,750	3	46,761,104	11.6%
13.50%	1	5,613,343	1	4,813,888	2	10,427,231	2.6%
13.75%	—	—	1	4,848,296	1	4,848,296	1.2%
14.00%	—	—	1	14,570,832	1	14,570,832	3.6%

Total	25	$197,894,569	25	$207,023,914	50	$404,918,482	100.0%

% of Portfolio		48.9%		51.1%		100.0%

Weighted Average Rate		12.20%		12.72%		12.46%

Number of Loans		25		25		50

Average Principal		$7,915,783		8,280,957		$8,098,370

	December 31, 2006
Current Rate:	Fixed Rate		Variable Rate			Total	% of
	#	Principal	#	Principal	#	Principal	Total
11.25%	—	$—	1	3,359,700	1	$3,359,700	1.3%
11.50%	2	21,020,500	—	—	2	21,020,500	8.1%
11.75%	1	3,286,400	2	4,609,962	3	7,896,362	3.1%
12.00%	13	72,698,645	2	12,220,020	15	84,918,665	32.8%
12.25%	4	32,061,511	3	30,882,905	7	62,944,416	24.3%
12.50%	2	8,219,573	—	—	2	8,219,573	3.2%
12.75%	0	—	1	4,278,676	1	4,278,676	1.7%
13.00%	6	31,542,816	3	7,180,225	9	38,723,041	15.0%
13.25%	1	4,437,002	1	6,287,512	2	10,724,514	4.1%
13.50%	1	5,248,925	1	11,280,402	2	16,529,327	6.4%

Total	30	$178,515,372	14	80,099,402	44	$258,614,774	100.0%

% of Portfolio		69.0%		31.0%		100.0%

Weighted Average Rate		12.23%		12.50%		12.31%

Number of Loans		30		14		44

Average Principal		$5,950,512		5,721,386		$5,877,609

           Concentration by Category based on Collateral’s Development Status
          We classify loans into categories based on the underlying collateral’s development status for purposes of identifying and managing loan concentrations and associated risks. As of June 30, 2007 and December 31, 2006, respectively, loan principal balances, by development status, were as follows:

	June 30, 2007			December 31, 2006
	Amount	%	#	Amount	%	#
Pre-entitled Land:
Held for Investment	$1,397,000	0.3%	1	$—	—	—
Processing Entitlements	221,473,608	54.7%	20	145,219,454	56.1%	20

	222,870,608	55.0%	21	145,219,454	56.1%	20

Entitled Land:
Held for Investment	37,409,942	9.2%	5	41,893,482	16.2%	8
Infrastructure under Construction	53,857,606	13.3%	5	17,621,490	6.8%	4
Improved and Held for Vertical Construction	65,248,247	16.1%	11	29,387,627	11.4%	4

	156,515,795	38.7%	21	88,902,599	34.4%	16

Construction & Existing Structures:
New Structure — Construction in-process	11,267,906	2.8%	3	16,315,986	6.3%	5
Existing Structure Held for Investment	13,383,463	3.3%	4	8,176,735	3.2%	3
Existing Structure — Improvements	880,710	0.2%	1	—	—	—

	25,532,079	6.3%	8	24,492,721	9.5%	8

	$404,918,482	100.0%	50	$258,614,774	100.0%	44

We also classify loans into categories based on the underlying collateral’s projected end-use for purposes of identifying and managing loan concentrations and associated risks. As of June 30, 2007 and December 31, 2006, respectively, loan principal balances, by expected end-use, were as follows:

	June 30, 2007			December 31, 2006
	Amount	%	#	Amount	%	#

Residential	$178,567,829	48.0%	25	$154,279,204	59.7%	29
Mixed Use	179,964,173	39.2%	17	95,258,284	36.8%	11
Commercial	46,386,480	12.8%	8	9,077,286	3.5%	4

	$404,918,482	100.0%	50	$258,614,774	100.0%	44

The concentration of loans by type of collateral and end-use is likely to change based on our Manager’s perception of both current and future market conditions as well as real estate development activity in the markets we serve. While noting that over the first six months of 2007 the dollar investment increased in all but one category of development status and all categories of expected end use, the loans which we elected to originate were more driven by our Manager’s judgment of the quality of the borrower and project rather than by end-use. Management continues to monitor these concentrations and will adjust same based on their perception of both current and future market conditions.
           Borrower and Borrower Groups
          Our underwriting guidelines indicate that no single loan should exceed 10% of total outstanding loans and that aggregate loans outstanding to one borrower or borrower group should not exceed 20% of total outstanding loans. As of June 30, 2007, there were no individual borrowers or borrower groups whose aggregated borrowings were in excess of 10%.
           Changes in the Portfolio Profile — Scheduled Maturities
          Mortgage loans as of June 30, 2007 had maturity dates within the next four quarters as follows:

	June 30, 2007
Quarter	Number	Amount	Percent
Matured	6	$22,013,052	5.4%
Q3 2007	18	118,315,435	29.2%
Q4 2007	9	70,056,040	17.3%
Q1 2008	7	62,285,836	15.4%
Q2 2008	10	132,248,120	32.7%

	50	$404,918,482	100.0%

          A mortgage loan’s maturity date may be modified or extended in the normal course of business. Accordingly, repayment dates of the loans may vary from their currently scheduled maturity date. Further, in certain instances where the Fund’s Manager deems it to be an advantage to the Fund not to modify or extend a matured loan, the Fund classifies and reports the loan as matured. At June 30, 2007 six loans were past their respective maturity dates with five of these loans having interest payments more than 30 days past due.
          As of June 30, 2007 the Fund had begun the formal foreclosure process on four of the six matured loans. Subsequent to June 30, 2007, the Fund began the formal foreclosure process on one of the two other matured loans. Management has commenced negotiations with the borrower for the remaining matured loan to assess alternative solutions. In accordance with the Fund’s accounting policy, at June 30, 2007 the four loans on which the Fund had commenced foreclosure proceedings, which have principal balances totaling $15,457,663, have been placed in non-accrual status. Total contractual interest due under the loan terms for the non-accrual loans was $763,777, of which $484,158 is included in accrued interest receivable on the accompanying balance sheet and $279,618 has not been recognized by the

Fund. The remaining two matured loans, with a principal balances totaling $6,555,389, were past their scheduled maturities by 12 days and four days, respectively. Interest due on these loans totaled $3,274 and is included in accrued interest receivable on the accompanying balance sheet. In accordance with our policy, should any loan become more than 90 days past due, it is reclassified to a non accrual status. Based on our Manager’s evaluation of our portfolio, including these six loans, no allowance for credit loss is considered necessary as of June 30, 2007.
Important Relationships Between Capital Resources and Results of Operations
          The net earnings available to distribute to Members is primarily generated from interest payments made by borrowers. If borrowers do not make timely payments of interest in a particular month, the amount distributable to Members in that month could be reduced by the amount of the delinquent payment expected to be included in the regular monthly distribution. To mitigate the effect of such late payments by borrowers, we generally use our reserves to supplement the distribution of earnings to the Members. The cash reserve we have established for this purpose is referred to as the “Loan Loss Reserve.”
          The Loan Loss Reserve is maintained in a segregated cash account. It is not a loss reserve that constitutes an expense as defined under GAAP or for income tax purposes. It consists of net earnings that have been previously allocated to Members’ accounts and included in the Members’ taxable income, but which have not been distributed to the Members. Upon a Member’s complete withdrawal from the Fund, the net amount of the Loan Loss Reserve allocable to the withdrawing Member is paid to the Member as a part of the redemption of the Member’s units.
          The aggregate level of the Loan Loss Reserve, and the amount by which it is periodically increased or decreased, is determined by our Manager. The Manager makes this determination based on an analysis of all of the characteristics of our loan portfolio, including the expected performance of borrowers who are or will be paying interest in cash rather than through an interest reserve, the size of the portfolio, general economic conditions, and other factors. The reserve may be used only to make monthly distributions of earnings to Members when the interest payment upon which those earnings are based has not been received from the borrower prior to the time the distribution is made, or to make up any shortfall in the amount of cash realized upon the disposition of foreclosed real estate, should such an event occur. Ordinarily, distributions are made on or about the seventh day of each month, and it has been our experience that we receive the interest payments from substantially all borrowers prior to that time and from all borrowers by the last day of the month. If a loan is deemed non-performing and placed on a non-accrual status, we would cease using the Loan Loss Reserve for payments on that loan.
Security for Mortgage Loans
          All mortgage loans are collateralized by a first mortgage on real property, and include a personal guarantee by the principals of the borrower. A significant number of the loans have additional collateral. Independent third-party companies, with supervision of the Manager, provide construction inspections and construction document management services for the majority of the construction loans.
Mortgage Loans, Participations and Loan Sales
          During periods of needed liquidity, our Manager will elect to sell to third parties all or a portion of loans in which we have invested. The sales of whole loans or participations are at the par value of the loan and are arranged for by our Manager to provide short-term liquidity for the Fund or to diversify the Fund portfolio. The partial sale of a loan is often referred to as participation because the buyer participates with us as a co-lender, ranking equally with us with respect to interest and principal payments from or on behalf of the borrower. Sometimes, the participating lender is a commercial bank which is able and willing to accept a lower interest yield on its investment than we are. In that case, the difference between the loan’s contractual interest rate and what the participant receives in interest on the participated portion of the loan inures to the benefit of our Members. Generally when Fund liquidity improves, although we have no legal obligation to do so, we repurchase participated or whole loans sold. We have made such repurchases in the past and are likely to do so in the future. For loans participated, because of our continuing involvement in such loans and because we typically do not conduct these transactions in bankruptcy-remote entities, we are required to account for these transactions as secured borrowings, rather than as sales. This means that the entire principal amount of the loan participated continues to be an asset on our balance sheet, offset by a liability in an amount equal to the percent participated. Also, all interest income is recorded by us, and an amount based on the percent of the loan sold and the interest rate paid to the participating party is recorded as interest expense by us and paid to the participant, generally monthly.
          Whole loans sold to third parties are sold at par with ownership and servicing transferred to the third party and removed from our portfolio and balance sheet. We expect that the sale of whole loans and participations will continue to be a routine mechanism for providing short-term liquidity and capital for the Fund, although we are unable to predict whether the absolute or relative amounts of such sales will increase, decrease, or remain approximately the same. If any fees or “points” are paid in association with whole loan or participation sales, these costs are paid by our Manager.
          During the six months ended June 30, 2007 and 2006, the Company generated proceeds of $5.3 million and $12.8 million, respectively from the sale of whole loans to third parties, respectively, and $37.5 million and $5.8 million, respectively, from the issuance of participations to third parties. During the six months ended June 30, 2007 and 2006, the Company repurchased whole loans sold of $7.7 million and $2.0 million, respectively, and reacquired participations totaling $36.6 million and $2.8 million during these periods. We anticipate continuing to participate or sell mortgage loans to community banks, our Manager and others as liquidity needs arise.
          Additionally, for short-term liquidity, we may sell all or a part of loans to our Manager and have done so in the past. In those instances, the loans were sold at par value and the Manager has typically pledged the purchased loan to a commercial bank as collateral on its line of credit, if line of credit proceeds are utilized for the purchase. The Manager typically uses the proceeds from the line of credit together with other funds of the Manager to purchase the loans from us. We typically repurchase loans from the Manager, although we are not obligated to do so. The sales of loans to the Manager are also accounted for as secured borrowings, and are separately identified in our financial statements as borrowings from Fund Manager. During the six months ended June 30, 2007 and 2006, we received $10.2 million and $8.4 million, respectively, in proceeds related to such transactions with the Manager and made repurchases during the same periods of $8.6 million and $8.4 million, respectively.
Distributions to Members
          For the six months ended June 30, 2007 and 2006, net distributions to Members were $19.1 million and $7.1 million, which translated into net distributions of $568.37 and $562.16 per weighted average membership unit over the same periods. These increases are a result of an increase in the Fund’s loan portfolio and an increase in cash available for short-term investment.
Annualized Rate of Return to Members
          For the year ended December 31, 2006, the rate of return to the Fund’s Members was 11.89%. For the six months ended June 30, 2007, the annualized rate of return to the Fund’s Members was 11.86%. This slight decline was due to the increased number of loans with past due interest payments.
Redemptions
          For the year ended December 31, 2006, the Fund redeemed $26.6 million in Member units, which, expressed as a percentage of new Member investment (including reinvestments), was 14.1%. For the six months ended June 30, 2007, the Fund redeemed $20.6 million in Member units, which translated to 11.9% of new Member investments. While redemptions have decreased as a percentage of total reinvestment, our Manager believes the annualized increase in total redemptions is directly attributable to an increase in the number of Members, and that many of our investors that have been with the Fund for over three years may have desired to liquidate some or all of their holdings. We anticipate that we will continue to incur Member redemptions, but we are unable to estimate whether the amount is likely to increase, decrease, or remain approximately the same.
          As of December 31, 2006 and June 30, 2007 unpaid redemption requests satisfying the 60 day notice period and immediately payable totaled $2.2 million and $3.2 million and are reflected as liabilities in the accompanying unaudited financial statements. In addition, as of December 31, 2006 the Fund Manager has received redemption notices for $6.6 million, which (upon expiration of the 60 day notice period) were remitted to Members. As of June 30, 2007 the Fund Manager has received Redemption Notices for $3.5 million requested redemptions, which upon expiration of the 60 day notice period will be remitted to Members.
Trends and Uncertainties
          In addition to the various trends and uncertainties discussed in the “Risk Factors” section of our previously filed Registration Statement on Form 10, we are subject to the following trends and uncertainties that could have a material adverse effect on the financial condition or operating performance of our business, including, without limitation, whether:
•	the real estate markets or economies of the states in which we invest will experience or suffer worsening declines;

•	we will be able to reduce or manage the geographic concentration of our portfolio;

•	we will be able to adapt to becoming a publicly-reporting company and adequately comply with all the rules and regulations required to remain a publicly-reporting company;

•	IMH will be able to continue devoting an adequate amount of time to the Fund’s operations;

•	we will be able to participate or sell loans to maintain short term liquidity or temporarily reduce portfolio risk, if necessary; and

•	we will face exposure for owning real estate now that we have commenced foreclosure proceedings on loans.
Prospective Trends
           Loan Demand, Selection and Quality
          Loan demand has been strong in 2007 and our Manager expects this demand to continue for the foreseeable future. Further, in 2007 we have expanded our lending activities from four to seven states and are currently evaluating loans in additional states. Our Manager continues to seek geographic diversity and concentrate on loan requests from seasoned core operators with significant market experience that are focusing on high quality projects located in targeted niche locations. Due to the increasing average size of our loans, coupled with the relatively low number of loans in our portfolio, we expect to continue to have the opportunity to be highly selective related to the loans we originate and fund.
          On average, our Manager estimates that it receives more than 100 loan requests each month. Generally 20 to 25 of these loan requests are selected and subjected to an in-depth underwriting process, but, on average, fewer than five of these loans will be funded. Subject to other liquidity demands that would take precedence over new loan originations, our Manager expects this strong loan demand to continue and our portfolio to grow with no significant downward pressure on either our pricing or origination volume.
          Loan Portfolio Valuation Analysis Summary
          In light of current real estate market conditions, our Manager conducted a comprehensive analysis of the Fund’s loan portfolio to assess the potential need for an allowance for loan loss. The analysis began with a review of the loan portfolio, summarized by the calendar quarter of origination, to determine the likely impact on loan-to-value (LTV) ratios resulting from hypothetical declines in market values from the original collateral values computed at origination. The following is a synopsis of the results of this analysis:

						Loan	Hypothetical Market Deflation
						To	LTV With	LTV With	LTV With
						Value	10%	25%	35%
	Portfolio — June 30, 2007 (000 Omitted)					(LTV)	Decline	Decline	Decline
		Principal	Percent by		Note	As	In Collateral	In Collateral	In Collateral
	#	Outstanding	Qtr	Year	Total	Originated	Value	Value	Value
2005:
Q105	3	$13,141	3.2%		$13,141	59.2%	65.8%	78.9%	91.1%
Q205	—	$—	—		$—	—	—	—	—
Q305	5	$21,766	5.4%		$22,704	52.0%	57.7%	69.3%	80.0%
Q405	2	$14,880	3.7%	12.3%	$16,700	73.0%	81.1%	97.3%	112.30%
2006:
Q106	3	$10,304	2.5%		$11,720	60.7%	67.5%	81.0%	93.4%
Q206	6	$41,661	10.3%		$47,868	48.4%	53.8%	64.5%	74.4%
Q306	7	$50,969	12.6%		$58,956	60.7%	67.4%	80.9%	93.3%
Q406	3	$26,086	6.4%	31.9%	$32,041	54.9%	61.0%	73.2%	84.5%
2007
Q107	9	$64,807	16.0%		$76,781	47.7%	53.7%	63.7%	73.5%
Q207	12	$161,314	39.8%	55.8%	$185,580	56.2%	62.4%	74.9%	86.5%

	50	$404,928	100.0%	100.0%	$465,491	54.5%	60.6%	72.7%	83.9%

          As noted in the table above, the Fund’s initial loan-to-value ratios per calendar quarter range from 47.7% to 73.0%, with a weighted average loan-to-value ratio of 54.5%. Assuming a hypothetical 10%, 25%, or 35% across-the-portfolio reduction in market values from the original values, the average loan-to-values would increase to 60.6%, 72.7%, and 83.9%, respectively. Only for the loans originated in the fourth quarter of 2005 would the hypothetical loan-to-value be expected to exceed 100%, which assumes a 35% decline in value. It should also be noted that the loan-to-value ratios listed above reflect only the values of the first lien collateral and do not factor in any value for the borrower’s personal guarantees that are required on each loan or the potential use of any secondary collateral or any additional guarantors. Loans originated in the first six months of 2007 represent 55.8% of the portfolio, and it is management’s belief that the original loan-to-values determined when underwritten already reflect most if not all of the impact of any downturns in real estate values sustained in the marketplace. The Manager believes that this positioning puts the Fund in a more conservative, less vulnerable position as compared to lenders who generally originate loans at much higher loan-to-value ratios than the Fund.

          In addition to the above hypothetical market deflation analysis, management performed an exhaustive review and evaluation of the status of each loan, an assessment of the current economic developments relative to the collateral location, and computed an estimated update of the loan-to-value ratio for each loan. Similarly, this information was then summarized by calendar quarter of origination, the results of which are summarized in the following table:

	Portfolio at				IMH
	June 30, 2007 (000 Omitted)			LTV	Estimated
		Principal	Note	At	LTV’s at
	#	Out	Total	Origination	8/10/2007
2005:
Q105	3	$13,141	$13,141	59.2%	88.0%
Q205	—	$—	$—	—	—
Q305	5	$21,766	$22,704	52.0%	43.2%
Q405	2	$14,880	$16,700	73.0%	87.5%
2006:
Q106	3	$10,304	$11,720	60.7%	86.6%
Q206	6	$41,661	$47,868	48.4%	62.1%
Q306	7	$50,969	$58,956	60.7%	77.1%
Q406	3	$26,086	$32,041	54.9%	55.2%

	29	$178,807	$203,130	56.3%	64.9%

2007:
Q107	9	$64,807	$76,781	47.7%	47.7%
Q207	12	$161,314	$185,580	56.2%	56.2%

	21	$226,121	$262,361	53.2%	53.2%

	50	$404,928	$465,491	54.4%	57.7%

Based on current values as estimated by our Manager and used in the above analysis, the weighted average loan-to-value for the portfolio as a whole remained relatively conservative at 57.7% as compared to 54.5% based on the values at origination. Consistent with management’s overall analysis, loans originated in the last six months (representing 55.8% of the portfolio) maintained the market values derived at origination, while the loan-to-value ratios for loans originated prior to that period realized increases in the loan-to-value ratios ranging from .3% to 28.8%, with the older loans originated in 2005 through the first quarter of 2006 reflecting the highest loan-to-value ratios (with the exception of the loans originated in the third quarter of 2005 which realized an 8.8% decrease in loan-to-value). Despite these increases in loan-to-value ratios, in no instance is the loan-to-value ratio in excess of 90%. These ratios are indicative of the Fund’s strict underwriting and valuation standards and its focus on the value of the underlying collateral when analyzing a potential loan. As previously discussed, the loan-to-value ratios listed above reflect only the values of the first lien collateral and do not factor in any secondary collateral or guarantees available under the terms of the loans which, if included, would cause the loan-to-value ratios to be lower. Based on the results of the above analysis, including the detailed evaluation of each individual loan, management believes that the value of the Fund’s loan portfolio remains very stable in relation to its respective loan-to-value and no allowance for loan loss is considered necessary as of June 30, 2007.

          Trends in Interest Income and Effective Portfolio Yield
          At June 30, 2007 our portfolio had a weighted average yield of 12.46%. For this yield to be fully realized all loans must be “performing” and the collection of accrued interest income must be deemed to not be impaired. At June 30, 2007 interest earned but not accrued totaled $279,618 as compared to the $11.4 million in interest income for the quarter ended June 30, 2007. Based on management’s assessment of the Fund’s portfolio, management anticipates that additional loans will be placed in non-accrual status over the next several quarters resulting in the deferral (but not impairment) of a significant amount of interest income, default interest and penalties. Accordingly, management believes that net interest income, as a percent of the total portfolio (the combined total of both performing and non-performing loans), will decline, thereby reducing monthly earnings and the resulting yields to our Members. Our Manager believes any such deferred amounts will eventually be realized and that Member yields will, upon any such realization, approximate current yields. Further, amounts ultimately realized should include the recapture of amounts deferred and, in whole or in part, include default interest and penalties. However, we cannot provide any assurance that any deferred amounts will be realized, that yields will approximate current yields or that we will recapture non-accrual interest, default interest or penalties.
          Leverage to Enhance Portfolio Yields
          The Fund does not employ leverage to enhance our portfolio’s current yield nor has leverage ever been employed. Further, the Fund is not expected to employ leverage in the foreseeable future, if ever.
          Interest Earning Assets Deployment Ratio
          The Fund’s interest income and net earnings for any period is a function of multiple factors, the three most significant of which are the current principle balances outstanding, the current weighted average yield on the loan portfolio and the ratio of earning assets deployed between our loan portfolio and existing cash (money market) accounts, referred to as interest earning asset “deployment ratio”. The Fund generally targets a deployment ratio of 95% of available capital in loans with the remaining funds to be held as working capital / liquidity balances in bank money market or investment accounts. While our target is generally to have 95% of our earning assets invested in loans, the actual deployment ratio is a function of multiple factors including:
•	Pending fundings of loans that have completed the underwriting process;

•	Anticipated loan fundings in the loan origination pipeline;

•	Average size of loans in the underwriting process;

•	Expected loan reductions or payoffs;

•	Pending Member redemptions;

•	Operating expenses, and

•	Other anticipated liquidity needs.
          Accordingly, depending on the average ratio of earning assets deployed as loans versus balances in money market accounts, Fund earnings for a given period will vary significantly. Following is a table based on the current portfolio and money market yields summarizing the impact on interest income based on various deployment mixes:

As of June 30, 2007
Asset:	Yield	Deployment Ratio
Loans	12.46%	87.0%	89.0%	91.0%	93.0%	95.0%	97.0%
Cash	4.40%	13.0%	11.0%	9.0%	7.0%	5.0%	3.0%

Earnings Assets		100%	100%	100%	100%	100%	100%

Weighted Average Yield on Earning Assets		11.41%	11.57%	11.73%	11.90%	12.06%	12.22%

          The Fund’s deployment ratio for three months ended June 30, 2007 and March 31, 2007 was 93.2% and 97.6%, respectively. The Fund’s deployment ratio for the first 5 weeks of the third quarter of 2007 was 90.7%. While our Manager’s intent is to continue to manage to a 95% deployment ratio, it is possible that average deployment may be less than this target level and even less than the level attained for the first 5 weeks of the current quarter. Should the deployment ratio in future quarters be less that that in prior quarters, the effective yield on earning assets will decrease proportionately.
          Distributions to Members
          The Fund requires liquidity to fund the monthly distribution of earnings to Members who choose to receive payment in cash rather than reinvest their monthly distributions. Historically, the Fund has retained a portion of earnings as a reserve for accrued but uncollected interest, and has designated an equivalent cash amount for the distribution of such to members. This designated cash balance (referred to in the Operating Agreement as the “loan loss reserve”) has not previously been utilized, as the Fund has a history of collecting interest on all loans. However, the Fund has recorded accrued but uncollected interest totaling $484,158 as of June 30, 2007 pertaining to delinquent or defaulted loans now in non-accrual status. Therefore, a portion of designated cash totaling $484,158 has been utilized to fund this interest collection shortfall for the amount of delinquent interest and distributed to Members. Management remains confident that the collateral securing the loans is sufficient to cover not only the principal and recorded accrued interest, but also the amount of unrecorded default interest totaling $279,618 as of June 30, 2007, as well as other potential default penalties and fees. Nevertheless, the timing of liquidation and realization of such amounts, which could take six to 12 months or longer to collect, creates a short-term cash distribution shortfall for the Members that shall require the Fund to continue to utilize the designated cash reserve until the loans for which the reserve is being used are placed on non-accrual status. Since borrower interest payments on loans are paid in arrears, non-accrual status is typically indicated after 120 days have lapsed (more than 90 days delinquent) since the last interest payment by a borrower. Based on current estimates, management believes the designated cash balance will be sufficient to cover such interest shortfalls for a period of six months. Upon the collection of the delinquent interest, management expects to replenish part or all of the designated cash used to fund Member distributions. Further, our Manager evaluates the amount of the designated cash balances each quarter and makes additions thereto which are appropriate in the Manager’s judgment.
          Supplemental Liquidity
          In addition to the customary liquidity elements discussed below, the Fund has several additional sources to create liquidity should the need arise. In addition to the Fund having near $50 million in cash on hand at August 10, 2007, the Fund’s Manager also has $21.3 million in bank lines of credit available to monetize Fund loans. Further, there are multiple private lenders who have expressed interest in purchasing, at par, Fund loans and our manager estimates that this source could provide an additional $10 to $25 million in liquidity should it be necessary. Finally, we have received payoff requests from selected borrowers, which we have confirmed with the respective take-out lending source, which would lead to as much as $35 million in payoff proceeds over the next 30 to 45 days.
Liquidity and Capital Resources
          We need liquidity in order to fund the loans in which we invest. We must be able to fund the initial advance to the borrower at the loan closing, which is typically less than the face amount of the mortgage loan note. If not disbursed at the loan closing, in accordance with the governing loan documents, the remaining loan commitment is disbursed over the life of the loan to fund construction costs, development and other costs, and interest. We require adequate liquidity to fund these future disbursements. On certain loans, the reserve for future interest payments will be funded into a controlled disbursement account which our Manager controls. All future commitments for construction or development costs, and for interest, are recorded in the balance sheet as an undisbursed portion of loans-in-process and interest reserves, which are deducted from Mortgage Loan Note Obligations. Fund commitments totaled $50.8 million and $86.8 million at the December 31, 2006 and June 30, 2007, respectively. The increase in this balance is due to an increase in total Mortgage Loan Note Obligations.
          We also require liquidity to pay management fees to our Manager and to pay expenses related to defaulted loans, foreclosure activities, and properties acquired through foreclosure. All of our other expenses are paid by our Manager, as permitted by the Operating Agreement, but our Manager is under no obligation to continue doing so. Based on management estimates, during the six months ended June 30, 2007 and 2006, the Manager incurred Fund-related expenses of approximately $11.6 million (origination-related expenses of $4.0 million and operations expense of $7.6 million) and $4.3 million (origination-related expenses of $1.8 million and operations expense of $2.5 million), respectively. For the six months ended June 30, 2007 and 2006, the management fees earned by our Manager were $425 thousand and $170 thousand respectively. The increase in management fees is directly correlated to the increase in the size of our loan portfolio.
          We also require liquidity to pay interest expense on loan participations sold, including those sold to the Fund Manager. As discussed above, when we participate a loan we record all of the interest income attributable to the aggregate principal amount of the loan as income and record and incur interest expense based on the rate paid to the participating lender. For six months ended June 30, 2007 and 2006, interest expense on participations sold to third parties was $806 thousand and $237 thousand, respectively, and interest expense paid to the Fund Manager was $321 thousand and $0, respectively. For three months ended June 30, 2007 and 2006, interest expense on participations sold to third parties was $280 thousand and $139 thousand, respectively, and interest expense paid to the Fund Manager was $87 thousand and $0, respectively. These increases are due to an increase in the number of loans participated to third parties and to the Fund Manager. While we are generally able to pay this interest expense with interest income received on the loan participated, if the borrowers of the loans that we have participated default on such loans, we will be required to use other funds to pay participation interest expense.
          We also require liquidity to make monthly distributions of earnings to those of our Members who do not elect to reinvest their monthly distributions. For the years ended December 31, 2006 and the six months ended June 30, 2007, we distributed $7.1 million and $8.0 million, respectively. For those same periods, earnings reinvested pursuant to our distribution reinvestment plan were $12.3 million and $11.1 million, respectively.
          Finally, liquidity is necessary to fund redemption requests from Members. The ability of Members to redeem their units is subject to several limitations set forth in the Operating Agreement including waiting periods, the determination by our Manager that redemption will not jeopardize our tax or legal status, an annual aggregate limit on redemptions, and the availability of adequate cash. For the years ended December 31, 2006 and the six months ended June 30, 2007, redemptions paid or payable to Members totaled $26.6 million and $20.6 million, respectively. The increase is directly related to the increase in total Members’ equity and number of Members.
          Our primary sources of liquidity are investment by Members in additional units, sales of participations in loans, sales of whole loans, interest income from borrowers, and loan payoffs by borrowers. While we have the authority and capacity to borrow money, to date we have elected not to do so. The liabilities on our balance sheet for borrowings and participations are not traditional indebtedness, but are reflective of the required accounting for these transactions under GAAP, as noted elsewhere in this Form 10-Q.
          New investments in units by Members, excluding reinvestment of distributions, totaled $176.1 million and $173.4 million for the year ended December 31, 2006 and for the six months ended June 30, 2007, respectively. The increase is due to the activities of our Manager to enroll additional accredited investors, working principally through a network of licensed broker-dealers and their respective registered representatives. The sale of additional units was the primary reason for total Members’ equity increasing from $260.2 million at the end of 2006 and to $424.6 million at June 30, 2007. Although this exceeded the original expected size of our private placement, in 2006 the Members voted to give the Manager the authority to exceed the original size of the offering. There is presently no limit to the size of the private placement offering. Based on the current estimates by our Manager, we expect the size of the Fund to continue to increase for the foreseeable future.
          For purposes of creating short-term liquidity for the Fund or to diversify the Fund portfolio, from time to time our Manager elects to either sell to third parties or purchase on its own account all or a portion of loans in which we have invested. The sales of whole loans or participations are at the par value of the loan. In the case of sales and participations to the Manager, the Manager has typically pledged the purchased loan to a commercial bank as collateral on its line of credit. The Manager generally uses the proceeds from the line of credit together with other funds of the Manager to purchase the loan from us. We typically repurchase loans from the Manager, although we are not obligated to do so. The sales of loans to the Manger are also accounted for as secured borrowings, and are separately identified in our financial statements as borrowings from Fund Manager. See “Mortgage Loans, Participations and Loan Sales,” above.
          Interest payments and repayment of loans by our borrowers are governed by the loan documents and by our practices with respect to granting extensions. Most of our loans have a provision for an “interest reserve” for the initial term of the loan, which requires that a specified portion of the mortgage loan note total is reserved for the payment of interest, and when that portion is exhausted the borrower will commence paying interest from other sources. If the interest is funded in cash when the loan closes, then interest payments are made monthly from that segregated cash which is controlled by our Manager. If the interest reserve is not funded at the closing of the loan, then the interest payment is accrued by adding the amount of the interest payment to the loan balance, and we use our general cash reserves to distribute that interest to Members or loan participants. The receipt of interest income paid in cash by our borrowers creates liquidity; however, our practice of utilizing unfunded interest reserves uses liquidity. It is our Manager’s intention to increase the level of our cash reserves so that we will typically have approximately one to three months of interest payments available in cash. This reserve amount would be in addition to our 3% target cash reserve for working capital.
          The repayment of a loan at maturity creates liquidity. In the case of an extension, our Manager typically charges the borrower a fee for processing the extension. Borrowers do not customarily pay this fee out of their own funds, but instead usually pay the fee out of available unfunded loan proceeds, or by negotiating an increase in the loan amount sufficient to pay the fee. However, to the extent that we extend a loan, we do not generate liquidity because our Manager and not the Fund receives the extension fee, if any.
          Based on historical experience, including the Company’s experience with defaults, foreclosures and extensions on loans, we believe the Company has sufficient liquidity to meet its funding obligations for the next twelve months and beyond. As of December 31, 2006, the Company had executed “Commitment to Fund” letters totaling $101.3 million. To meet this and other obligations, at December 31, 2006 the Company had $12.2 million in cash and maturing loans in the first six months of 2007 totaling $145.5 million. As of June 30, 2007, the Company had executed “Commitment to Fund” letters totaling $90.7 million, and had $34.4 million in cash and maturing loans in the third and fourth quarters of 2007 totaling $188.4 million, excluding loan balances currently in default.
Cash Flows
          Cash provided by operating activities was $17.7 million for the six months ended June 30, 2007, compared to cash provided by operating activities of $5.5 million for the six months ended June 30, 2006. Cash provided by operating activities includes the cash generated from interest on the Fund’s loan portfolio, offset by amounts paid for management fees to our Manager and interest paid on participated loans and to our Manager for short-term borrowings. The increase in the year over year amount is attributed to the growth realized in the Fund’s loan portfolio.
          Net cash used by investing activities was $143.9 million for the six months ended June 30, 2007, compared to $84.0 million for the six months ended June 30, 2006. The increase in net cash used by investing activities was attributable to an increase in the number and amount of loans originated and funded during these periods, offset by an increase in the loan payoffs during the same periods. In the six months ended June 30, 2007 and 2006, funds used to originate mortgage loans exceeded proceeds from the sales of mortgage loans by $143.9 million and $84.0 million, which resulted in cash used by investing activities.
          Net cash provided by financing activities for the six months ended June 30, 2007 totaled $148.5 million, compared to $76.0 million for the six months ended June 30, 2006. The majority of the increase in cash from financing activities resulted from the sale of member units totaling $173.4 million during the six months ended June 30, 2007 as compared to $70.6 million for the six months ended June 30, 2006. This increase was partially offset by increases in Member redemptions and Member distributions of $12.9 million and $4.9 million, respectively. Additionally, while the Fund experienced a decrease in the sale of whole loans of $7.6 million and an increase in the repurchase of whole loans sold of $5.7 in the current period, the Fund significantly increased its participated loans from $5.8 million for the six months ended June 30, 2006 to $37.5 million during the same period in 2007. Similarly, the repayment on participated loans increased from $2.7 million for the six months ended June 30, 2006 to $36.6 million during the same period in 2007. Also contributing to cash flows from investing activities was borrowings from the Manager of $8.4 million during the six months ended June 30, 2006 and $10.2 million during the same period in 2007. Repayments of borrowings from the Manager were $8.6 million and $8.4 million during the six months ended June 30, 2007 and 2006, respectively.

Critical Accounting Policies
          Revenue Recognition
          Interest on mortgage loans is recognized as revenue when earned using the interest method based on a 365 day year. The Fund does not recognize interest income on loans once they are deemed to be impaired or non-performing. A loan is impaired when, based on current information and events, it is probable that the Fund will be unable to ultimately collect all amounts due according to the contractual terms of the loan agreement. Non-performing loans include all loans for which payment of interest is more than 90 days past due. Cash receipts are first allocated to interest income, except when such payments are specifically designated by the terms of the loan as principal reduction. Loans with a principal or interest payment one or more days delinquent are in technical default and are subject to numerous fees and charges including default interest rates, penalty fees and reinstatement fees. Often these fees are negotiated in the normal course of business and, therefore, not subject to estimation. Accordingly, income pertaining to these types of fees is recorded as revenue when received.
          Mortgage Loan Valuation, Loans-In-Process, Participations Sold, Whole Loans Sold and Unearned Income
          The Mortgage Loan Note Obligations appearing on the balance sheet include unearned interest and undisbursed construction draws and other loan related costs. Interest is earned daily and added to each loan’s principal balance monthly. Construction draws and other loan related costs are disbursed to the borrower when certain events have occurred or benchmarks have been reached. Generally, the deferred portion of unearned interest and undisbursed construction draws and other loan related costs do not earn interest and are included as a reduction of Mortgage Loan Note Obligations and classified as Undisbursed Portion of Loans-In-Process and Interest Reserves, which are reductions in arriving at Mortgage Loan Note Obligations.
          The Fund’s business is to originate mortgage loans for the purpose of holding them on-balance sheet, and the Fund does not originate or acquire loans with the intent of reselling them as whole loans. In addition, the Company does not have any mandatory delivery contracts or forward commitments to sell loans in the secondary whole loan market. Consistent with that business model, all of the loans the Fund originates are originated with the intent to hold the loans to maturity. Because the Fund has the ability and the intent to hold these loans for the foreseeable future or until maturity, they are classified as held for investment pursuant to SFAS No. 65, “Accounting for Certain Mortgage Banking Activities” (“SFAS 65”).
          Notwithstanding this, the Fund does sell a percentage of its loans on a whole loan basis. In order to meet short-term financing needs, the Fund sells certain loans with the right and the intent to buy them back. As such, these transactions are treated as financings. In some instances, the Fund does not have the right to repurchase the loan. In those instances, the transactions are treated as sales.
          The Fund sells participating interests in loans to its Manager and to third-parties. Generally, such sales are at par and for no more than 50% of a loan’s principal balance and the Fund remains the loan’s servicing agent. Under terms of the participation agreements, the purchaser and the Fund are pari-passu pertaining to all rights, privileges and obligations of ownership. However, because of the Fund’s continuing involvement in such loans and because the participated interests are not legally isolated from the Fund in a bankruptcy remote separate legal entity, these participations are recorded as secured borrowings by the Fund and classified as Participations in Mortgage Loans Issued. Under this structure, interest earned by the Fund on the entire loan is recorded as interest income and interest earned by the purchaser is recorded as interest expense.

          The Fund sells whole loans at par to its Manager and to third-parties. Under terms of the whole loans sold agreements, the purchasers assume all rights, privileges and obligations of ownership. The loans sold to the Manager historically have always been repurchased and the sold loans to third parties are often repurchased at the request of the purchaser. The loans sold to the Manager are not legally isolated from the Fund in a bankruptcy remote separate legal entity and the Fund generally has continuing involvement in such loans, and therefore these sales are recorded as secured borrowings by the Fund and, together with participations issued to the Manager, are included in borrowings from Fund Manager on the balance sheet. For whole loans sold to third-parties, an assignment of interest in the promissory note, beneficial interests under deeds of trust and guaranty are executed, servicing transferred and the loan is removed from the books of the Fund at par with no gain or loss on sale recorded. Under terms of these transactions, the Fund has no legal right or obligation to repurchase nor does the purchaser have a legal right to require repurchase. Historically, all of these transactions are used to facilitate short-term cash needs of the Fund.
          In certain instances, at the time a loan is funded, an estimate of interest due for the life of the loan and certain other expenses payable by the borrower are charged to and are included in the loan principal balance. The amount of the unearned interest or other expenses included in the borrower’s loan principal balance is credited to a liability account for the benefit of the borrower and classified as Unearned Income. Should a loan prepay, any unearned portion of the interest or expenses included in principal is credited to the borrower at payoff as a reduction of the loan’s principal balance.
          Mortgage loans are subject to a downward valuation adjustment or write-down based on management’s estimate and determination of the collectibility of the outstanding mortgage balance, plus or minus the accrued or prepaid interest or other balances related thereto, and the ability to realize the underlying collateral, net of costs involved in liquidation of such a loan. Evaluating the collectibility of a real estate loan is a matter of judgment. On a quarterly basis, our Manager evaluates our real estate loan portfolio for impairment, which includes a review of all loans on which full collectibility may not be reasonably assured. The fact that a loan may be temporarily past due does not result in a presumption that the loan is impaired. Rather, all relevant circumstances are considered by our Manager to determine impairment and the need for specific allowances. During the portfolio evaluation, our Manager considers the following matters, among others:
•	estimated net realizable value of any underlying collateral in relation to the loan amounts;

•	the borrowers’ financial condition and any adverse factors that may affect their ability to pay;

•	prevailing economic conditions;

•	historical experience;

•	evaluation of industry trends; and

•	nature of collateral and volume of the loan portfolio.
          Based upon this evaluation, a determination is made as to whether the allowance for loan losses is required and if so, whether it is adequate to cover any potential losses. Additions to the allowance for loan losses are charged to the provision for loan losses. Recoveries of previously charged off amounts are credited to the allowance for loan losses.
          As of December 31, 2006 and June 30, 2007, management has determined that neither a general nor specific allowance for loan losses is necessary. As of June 30, 2007 the Fund had begun the formal foreclosure process on four of the six matured loans. Subsequent to June 30, 2007, the Fund began the formal foreclosure process on one of the two other matured loans. Management has commenced negotiations with the borrower for the remaining matured loan to assess alternative solutions. In accordance with the Fund’s accounting policy, at June 30, 2007 the four loans on which the Fund had commenced foreclosure proceedings, which have principal balances totaling $15,457,663, have been placed in non-accrual status. Total contractual interest due under the loan terms for the non-accrual loans was $763,777, of which $484,158 is included in accrued interest receivable on the accompanying balance sheet and $279,618 has not been recognized by the Fund. The remaining two matured loans, with a principal balances totaling $6,555,389, were past their scheduled maturity by 12 days and four days, respectively. Interest due on these loans totaled $3,274 and is included in accrued interest receivable on the accompanying balance sheet.
          Our Manager has evaluated these loans and concluded that the underlying collateral is sufficient to protect us against any loss of principal or interest. Our Manager will continue to evaluate these and other loans in order to determine if an allowance for loan losses is required in future periods.
          Use of Estimates
          In accordance with GAAP, the Manager has made a number of estimates and assumptions with respect to the reporting of assets and liabilities and the disclosure of contingencies at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Accordingly, actual results could differ from those estimates.
          Fund Expenses
          The Fund pays a management fee to IMH and the direct loan expenses of the Fund as defined in the Operating Agreement. The reported operating expenses therefore do not include the overhead and other expense attributed to the operations of the Fund. See “Results of Operations” located elsewhere in the Quarterly Report on Form 10-Q for further information.
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
          Our financial position and results of operations are routinely subject to a variety of risks. These risks include market risk associated primarily with changes in interest rates. We do not deal in any foreign currencies and do not enter into, or intend to enter into, derivative financial instruments for trading or speculative purposes. In addition, we currently do not have any formal debt.
          Our assets consist primarily of investments in short-term commercial mortgage loans, cash, and cash equivalents. At June 30, 2007 and December 31, 2006, the principal amount outstanding on our aggregate investment in mortgage loans was $404.9 million and $258.6 million, respectively. Our loans typically have original maturities between six and 18 months. The interest rates on these loans may be fixed, or may vary with the Prime interest rate, generally subject to a minimum rate floor. At June 30, 2007, the weighted average remaining scheduled term of our outstanding loans was 5.5 months, with 48.9% of the portfolio at fixed interest rates and 51.1% of the portfolio at variable interest rates. At June 30, 2007 the weighted average rate on our fixed rate portfolio was 12.20%, and was 12.72% on our variable rate portfolio tied to the Prime interest rate. The weighted average interest rate on the aggregate portfolio was 12.46%.
          At December 31, 2006, the weighted average remaining scheduled term of our outstanding loans was 6.2 months, with 69.0% of the portfolio at fixed interest rates and 31.0% of the portfolio at variable interest rates. At December 31, 2006, the weighted average rate on our fixed rate portfolio was 12.26%, and was 12.49% on our variable rate portfolio tied to the Prime interest rate. The weighted average interest rate on the aggregate portfolio was 12.33%.

          Due to the short-term maturities of our loans, market fluctuations in interest rates generally do not affect the carrying value of our investment in the loans. However, significant and sustained changes in interest rates could affect our operating results. If interest rates decline significantly, some of the borrowers could prepay their loans with the proceeds of a refinancing at lower interest rates. Assuming such loans could not be replaced by us with loans at interest rates similar to those which were prepaid, such prepayments would reduce our earnings and funds available for distribution to Members. On the other hand, a significant increase in market interest rates could result in a slowdown in real estate development activity, which could reduce the demand for our real estate loans. As a result, we might encounter greater difficulty in identifying borrowers or loans which meet our underwriting criteria. Due to the complex relationship between interest rates, real estate investment and refinancing possibilities, we are not able to quantify the potential impact on our operating results of a material change in our operating environment other than interest rates. However, assuming our December 31, 2006 portfolio remained unchanged for one year, a 100 basis point increase in the prime interest rate would cause our portfolio yield to increase by 31 basis points to 12.64%. Conversely, with a 100 basis point decrease in the prime interest rate our portfolio yield would decrease by 15 basis points to 12.18%. The disproportionate result is due to the interest rate floor contained in our variable rate loans. The following table presents the impact on annual interest income based on changes in the prime rate:

		Current
		Weighted	Annual
	Current	Average	Interest	Change in Interest Income with a Change in the Prime Interest Rate (Basis Points)
Loan Rates:	Principal	Yield	Income	-200	-100	-50	+50	+100	+200
Fixed	$178,515,372	12.26%	$21,885,985	$—	$—	$—	$—	$—	$—
Variable	80,099,402	12.49%	10,004,415	(536,428)	(395,610)	(299,401)	400,497	800,994	1,601,988

Totals	$258,614,774	12.33%	$31,890,400	$(536,428)	$(395,610)	$(299,401)	$400,497	$800,994	$1,601,988

          Assuming our June 30, 2007 portfolio remained unchanged for one year, a 100 basis point increase in the prime interest rate would cause our portfolio yield to increase by 51 basis points to 12.97%. Conversely, with a 100 basis point decrease in the prime interest rate our portfolio yield would decrease by 15 basis points to 12.31%. The disproportionate result is due to the interest rate floor contained in our variable rate loans. The following table presents the impact on annual interest income based on changes in the prime rate:

		Current
		Weighted	Annual
	Current	Average	Interest	Change in Interest Income with a Change in the Prime Interest rate (Basis Points)
Loan Rates:	Principal	Yield	Income	-200	-100	-50	+50	+100	+200
Fixed	$197,894,569	12.20%	$24,139,748	—	—	—	—	—
Variable	$207,023,914	12.72%	$26,326,313	$(807,919)	$(611,977)	$(433,811)	$1,035,120	$2,070,239	$4,140,478

	$404,918,482	12.46%	$50,466,061	$(807,919)	$(611,977)	$(433,811)	$1,035,120	$2,070,239	$4,140,478

          The following table presents information about our mortgage loan principal balances as of June 30, 2007, presented separately for fixed and variable rates and the calendar quarters in which such mortgage loans mature.

Loan Rates:	Matured	Q3 2007	Q4 2007	Q1 2008	Q2 2008	Total
Variable	$2,252,670	$26,191,192	$35,970,297	$12,776,309	$129,833,445	$207,023,914
Fixed	19,760,381	92,124,243	34,085,743	49,509,526	2,414,675	197,894,569

	$22,013,052	$118,315,435	$70,056,040	$62,285,836	$132,248,120	$404,918,482

          As of December 31, 2006, we had cash and cash equivalents totaling $12.2 million, or 4.4% of assets, and as of June 30, 2007, we had cash and cash equivalents totaling $34.4 million, or 7.8% of assets, all of which were held in bank accounts or highly liquid money market accounts. We anticipate that approximately 3%-5% of our assets will be held in such accounts as a working capital reserve. We believe that these financial assets do not give rise to significant interest rate risk due to their short-term nature.
Item 4T. Controls and Procedures.
Disclosure Controls and Procedures
          IMH, on our behalf, has conducted an evaluation, with the participation of the Chief Executive Officer and Chief Financial Officer of IMH, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this quarterly report.
          In designing and evaluating our disclosure controls and procedures, management of IMH recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management of IMH necessarily is required to apply its judgment in designing and evaluating the controls and procedures. IMH, on our behalf, regularly reviews and documents our disclosure controls and procedures, and is in the process of refining our internal controls over financial reporting, and may from time to time make appropriate changes aimed at enhancing their effectiveness and ensure that our systems evolve with our business.
          Based on this evaluation, the Chief Executive Officer and Chief Financial Officer of IMH have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to management of IMH, including the principal executive officer and principal financial officer of IMH, as appropriate to allow timely decisions regarding required disclosure.
Changes to Internal Control over Financial Reporting
          The Fund is neither a “large accelerated filer” nor an “accelerated filer,” as those terms are defined in Rule 12b-2 promulgated under the Exchange Act, and is therefore not required to provide management’s report on internal control over financial reporting until the Fund files its annual report for its first fiscal year ending on or after December 15, 2007.
          In the course of the Fund’s initial evaluation of disclosure controls and procedures, management of IMH considered certain internal control areas in which we have made and are continuing to make changes to improve and enhance controls. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer of IMH concluded that there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings.
          In the ordinary course of business, we are involved in a variety of legal proceedings relating to enforcing our rights as a secured lender, including those relating to priority actions and alleged preference payment claims in bankruptcy proceedings, judicial and non-judicial foreclosure actions, deficiency actions and claims of alleged non-compliance with loan document provisions. Please see “Management’s Discussion and Analysis — Results of Operations — Changes in the Portfolio Profile — Scheduled Maturities” for further information on our current foreclosure proceedings.
Item 1A. Risk Factors.
          In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Item 1A, “Risk Factors,” in our Registration Statement on Form 10, which could materially affect our business, financial condition or results of operations. The Risk Factors included in our Registration Statement on Form 10 have not materially changed other than as set forth below. The risks described in our Registration Statement on Form 10 and below are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.
Defaults on our mortgage loans will decrease our revenue and distributions.
          We are in the business of investing in mortgage loans and, as such, we risk defaults by borrowers. Any failure of a borrower to repay loans or to pay interest on loans will reduce our revenue and distributions to Members, and potentially the value of the units and Members’ interest in the Fund as a whole. As of June 30, 2007, six of our borrowers were in default on loans with outstanding principal balances totaling $22,013,052 and we had commenced foreclosure proceedings on five of the six related loans.
Our loan portfolio is concentrated geographically and a downturn in the economies or markets in which we operate could have a material adverse effect our loan portfolio and Member distributions.
          As of June 30, 2007, we invested principally in mortgage loans in Arizona and California and we also had loans outstanding in Texas, New Mexico, Idaho, and North Carolina. Depending on the conditions of various real estate markets and on the Fund’s performance, we may expand our investments throughout the United States. Real estate markets vary greatly from location to location and the rights of secured real estate lenders vary considerably from state to state. IMH’s limited experience in other U.S. real estate markets may impact its ability to make prudent investment decisions on our behalf. Because we are generally not diversified geographically, a downturn in the economies of Arizona, California, or the few other states in which we presently have loans, or deterioration of the real estate market in these states, could adversely affect our loan portfolio.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
          Since our inception, we have issued securities without registration under the Securities Act. We offer and sell these securities in reliance upon exemptions from the registration requirements provided by Rule 506 of Regulation D under the Securities Act, which is a safe harbor for Section 4(2) of the Securities Act relating to sales not involving any public offering. We offer the units through our Manager and its executive officers, none of whom receive any direct compensation or remuneration for such sales, and through a network of licensed broker-dealers and their respective registered representatives. The securities are offered and sold only to persons who are “accredited investors” within the meaning of Rule 501 of Regulation D under the Securities Act and without the use of any underwriters or general solicitation, as that concept is embodied in Regulation D. Any sales commissions or other forms of remuneration paid to broker-dealers or their respective registered representatives in connection with the sale of units are paid by the Manager. Generally, current broker-dealer selling agreements set forth a 2% selling commission and a 25 basis point trail commission, which is an annual commission paid on the balance of units sold by a broker-dealer or its registered representatives which are outstanding at each anniversary of the initial issuance of the units. All proceeds from the sale of units are used to fund short-term commercial mortgage loans. The following table summarizes unit and Member activity for each quarter during the six months ended June 30, 2007, as well as activity since the Fund’s inception:

	Member Investments				Redemptions
		Additional First	Additional	Reinvestment
	Initial Investment	Year Contributions	Contributions	Contributions	Full	Partial	Net

Inception through December 31, 2006 Totals
Dollars	$195,480,349	39,949,554	39,293,907	17,540,363	(19,343,845)	(14,166,043)	258,754,285

# Members	1,512	432	515	—	(136)	(154)	1,376

# Units	19,548	3,995	3,929	1,754	(1,934)	(1,417)	25,875

2007
January 1 — March 31
Dollars	$63,396,594	$1,681,413	$16,598,651	$4,932,617	$(2,412,438)	$(6,892,431)	$77,304,406

# Members	425	20	205	2,881	(20)	(41)	405

# Units	6,340	168	1,660	493	(241)	(689)	7,730

April 1 — June 30
Dollars	$69,525,084	$7,654,680	$14,536,836	$6,173,934	$(2,672,556)	$(8,669,650)	$86,548,329

# Members	649	90	203	3,715	(21)	(42)	628

# Units	6,953	766	1,454	617	(267)	(867)	8,655

2007 YTD Totals
Dollars	$132,921,678	$9,336,093	$31,135,487	$11,106,551	$(5,084,994)	$(15,562,080)	$163,852,735

# Members	1,074	110	408	6,596	(41)	(83)	1,033

# Units	13,292	934	3,114	1,111	(508)	(1,556)	16,385

Inception To Date
Dollars	$328,402,027	$49,285,648	$70,429,393	$28,646,914	$(24,428,839)	$(29,728,123)	$422,607,020

# Members	2,586	542	923	6,596	(177)	(237)	2,409

# Units	32,840	4,929	7,043	2,865	(2,443)	(2,973)	42,260

Item 6. Exhibits

Exhibit No.	Description
4.1	IMH Secured Loan Fund, LLC Restated Limited Liability Company Operating Agreement (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form 10, File No. 000-52611, filed April 30, 2007)

4.2	Form Subscription Agreement (incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form 10, File No. 000-52611, filed April 30, 2007)

31.1	Certification of Chief Executive Officer of Investors Mortgage Holdings, Inc., manager of IMH Secured Loan Fund, LLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer of Investors Mortgage Holdings, Inc., manager of IMH Secured Loan Fund, LLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and the Chief Financial Officer of Investors Mortgage Holdings, Inc., manager of IMH Secured Loan Fund, LLC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filings of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES
          In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2007	IMH SECURED LOAN FUND, LLC
	By:	Investors Mortgage Holdings, Inc.
	Its:	Manager

	By:	/s/ Steven Darak
Steven Darak
Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)

INDEX TO EXHIBITS

Exhibit No.	Description
4.1	IMH Secured Loan Fund, LLC Restated Limited Liability Company Operating Agreement (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form 10, File No. 000-52611, filed April 30, 2007)

4.2	Form Subscription Agreement (incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form 10, File No. 000-52611, filed April 30, 2007)

31.1	Certification of Chief Executive Officer of Investors Mortgage Holdings, Inc., manager of IMH Secured Loan Fund, LLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer of Investors Mortgage Holdings, Inc., manager of IMH Secured Loan Fund, LLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and the Chief Financial Officer of Investors Mortgage Holdings, Inc., manager of IMH Secured Loan Fund, LLC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filings of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.