Form 10-Q
period 2007-09-30
IMH Secured Loan Fund, LLC
filed 2007-11-14
CIK 1397403

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarter ended September 30, 2007
or

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _________ to _________
Commission File number 000-52611
IMH SECURED LOAN FUND, LLC
(Name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	81-0624254 (I.R.S. Employer Identification Number)
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
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐     No ☑
The registrant had 55,184 limited liability company units outstanding as of November 8, 2007.

(This page intentionally left blank)

IMH SECURED LOAN FUND, LLC
QUARTERLY REPORT ON FORM 10-Q
INDEX

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements.
IMH SECURED LOAN FUND, LLC
Balance Sheets

	As of September 30,	As of December 31,
	2007	2006
	(Unaudited)
ASSETS
Cash and Cash Equivalents	$78,536,343	$12,159,495
Mortgage Loans:
Mortgage Loan Note Obligations	535,039,225	309,461,625
Less Undisbursed Portion of Loans-in-process and Interest Reserves	(83,860,486)	(50,846,851)

Principal Outstanding	451,178,739	258,614,774
Accrued Interest Receivable	5,338,830	2,599,485

Total Assets	$535,053,912	273,373,754

LIABILITIES
Fees Payable to Fund Manager	$78,759	$52,954
Member Investments Pending Activation	2,301,290	386,263
Deposit Refund Payable	—	62,075
Redemptions Payable to Members	2,042,143	2,249,482
Distributions Payable to Members	2,154,581	920,999
Borrowings From Fund Manager	—	4,449,501
Participations in Mortgage Loans Issued	156,450	4,937,771
Unearned Income and Other Funds Held	1,833,781	133,971

Total Liabilities	8,567,004	13,193,016

MEMBERS’ EQUITY
Retained Earnings	2,027,588	1,426,453
Members’ Equity — $10,000 per unit stated value, authorized units set at discretion of the Manager — 52,446 and 25,875 units issued and outstanding at September 30, 2007 and December 31, 2006, respectively	524,459,320	258,754,285

Total Members’ Equity	526,486,908	260,180,738

Commitments and Contingent Liabilities

Total Liabilities and Members’ Equity	$535,053,912	$273,373,754

The accompanying notes are an integral part of these statements

IMH SECURED LOAN FUND, LLC
Statements of Net Earnings
(Unaudited)

	For the Nine Months Ended		For the Three Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
INTEREST AND FEE INCOME
Mortgage Loans	$33,770,712	$13,413,950	$12,968,254	$5,690,509
Investments and Money Market Accounts	1,176,821	364,682	710,290	150,605

Total Interest and Fee Income	34,947,533	13,778,632	13,678,544	5,841,114
EXPENSES
Management Fees	682,039	286,179	257,099	116,548
Interest Expense:
Borrowings from Fund Manager	389,682	—	44,422	—
Participations in Mortgage Loans	909,225	377,147	126,731	140,240

Interest Expense	1,298,907	377,147	171,153	140,240

Total Expenses	1,980,946	663,326	428,252	256,788

Net Earnings	$32,966,587	$13,115,306	$13,250,292	$5,584,326

Net Earnings Allocated to Members per Weighted Average Membership Units Outstanding	$857.50	$890.38	$275.89	$298.07

Distribututions to Members per Weighted Average Membership Units Outstanding	$840.45	$851.48	$275.89	$288.30

Weighted Average Membership Units Outstanding	38,445	14,730	48,028	18,735

The accompanying notes are an integral part of these statements

IMH SECURED LOAN FUND, LLC
Statement of Members’ Equity
Nine Months ended September 30, 2007
(Unaudited)

				Total
	Members’	Members’	Retained	Members’
	Units	Capital	Earnings	Equity
Balances at December 31, 2006	25,875	$258,754,285	$1,426,453	$260,180,738
Net Earnings — nine months ended September 30, 2007	—	—	32,966,587	32,966,587
Earnings Distributed	—	—	(14,065,595)	(14,065,595)
Reinvestment of Earnings	1,825	18,245,656	(18,245,656)	—
Capital Investment — New Members	22,133	221,330,498	—	221,330,498
Capital investment — Existing Members	5,176	51,755,282	—	51,755,282
Full Redemptions	(736)	(7,358,268)	—	(7,358,268)
Partial Redemptions	(1,827)	(18,268,133)	—	(18,268,133)
Retained Earnings paid on Full Redemptions	—	—	(54,201)	(54,201)

Net Activity for Period	26,571	265,705,035	601,135	266,306,170

Balances at September 30, 2007	52,446	$524,459,320	$2,027,588	$526,486,908

The accompanying notes are an integral part of these statements

IMH SECURED LOAN FUND, LLC
Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	September 30,
	2007	2006
CASH FLOWS — Operating Activities:
Net Earnings	$32,966,587	$13,115,306
Adjustments to Reconcile Net Earnings to Net Cash Provided (Used) by Operating Activities:
Increase in Accrued Interest Receivable	(2,739,345)	(1,123,018)
Increase (decrease) in Fees Payable to Fund Manager	25,805	(20,341)
Increase (decrease) in Deposit Refund Payable	(62,075)	—
Increase (decrease) in Unearned Income	1,699,810	(2,231,645)

Net Cash Provided by Operating Activities	31,890,782	9,740,302
CASH FLOWS — Investing Activities:
Mortgage Loans Fundings	(265,831,916)	(175,348,951)
Mortgage Loan Repayments	73,105,931	58,471,664

Increase in Loan Principal Balances	(192,725,985)	(116,877,287)

Net Cash Used in Investing Activities	(192,725,985)	(116,877,287)
CASH FLOWS — Financing Activities:
Proceeds from Sale of Whole Loans	5,400,000	14,392,492
Repurchase of Whole Loans Sold	(5,237,980)	(4,676,290)
Proceeds from Borrowings from Manager	10,165,202	8,430,000
Repayments of Borrowings from Manager	(14,614,703)	(8,430,000)
Proceeds from Loan Participations Issued	37,498,052	5,750,000
Loan Participations Reacquired	(42,279,373)	(5,211,309)
Increase in Member Investments Pending Activation	1,915,027	1,121,500
Members’ Capital Investments	273,085,780	119,146,154
Members’ Redemptions	(25,833,740)	(9,063,830)
Members’ Distributions	(12,886,214)	(4,124,758)

Net Cash Provided by Financing Activities	227,212,051	117,333,959

Net Increase in Cash	66,376,848	10,196,974
Cash and Cash Equivalents:
Beginning of Period	12,159,495	12,089,302

End of Period	$78,536,343	$22,286,276

Supplemental Cash Flow Information:
Interest paid	$1,330,228	$339,376

The accompanying notes are an integral part of these statements

IMH SECURED LOAN FUND, LLC
NOTES TO FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)
NOTE 1 — FUND DESCRIPTION
IMH Secured Loan Fund, LLC, (the “Fund”) was organized under the laws of the State of Delaware as a limited liability company effective May 14, 2003 for the primary purpose of investing in loans secured by deeds of trust (herein referred to as mortgage loans) of generally eighteen months or less and collateralized by real property anywhere in the United States of America. The sponsor and Manager of the Fund is Investors Mortgage Holdings, Inc. (“IMH” or the “Manager”), which is a licensed Arizona mortgage broker that was formed in June 1997 in Arizona. IMH’s obligations and responsibilities as Manager are prescribed in the IMH Secured Loan Fund, LLC Limited Liability Company Operating Agreement, dated May 15, 2003, as amended (the “Operating Agreement”), which governs all aspects of Fund operations. The Operating Agreement provides standards for, among other things, business operations and the allocation between the parties of income, gains, losses and distributions. This report should be read in conjunction with the audited financial statements of the Fund for the years ended December 31, 2006.
NOTE 2 — CASH AND CASH EQUIVALENTS
A summary of the cash and cash equivalents as of September 30, 2007 and December 31, 2006, with balances as designated by the Manager, follows:

	September 30,	December 31,
Cash and Cash Equivalents:	2007	2006
Working Capital Reserve	$15,733,780	$7,758,443
Retained Earnings	979,900	1,426,453
Available for Operating Obligations and Lending	61,822,663	2,974,599

	$78,536,343	$12,159,495

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
     The Fund invests in both fixed and variable interest rate loans. All variable interest rate loans are indexed to the Wall Street Journal Prime Interest Rate (Prime), substantially all of which are subject to interest rate floors. As of September 30, 2007 and December 31, 2006, loan principal balances, summarized by fixed and variable interest rates within selected interest rate ranges are as follows:

IMH SECURED LOAN FUND, LLC
NOTES TO FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)
NOTE 3 — MORTGAGE LOANS, LOAN PARTICIPATIONS AND LOAN SALES — CONTINUED

	September 30, 2007
	Fixed Rate		Variable Rate		Total
Current Rate:	#	Principal	#	Principal	#	Principal	%
11.50%	2	$25,850,978	6	$22,928,650	8	$48,779,628	10.8%
11.75%	1	2,836,241	1	5,340,000	2	8,176,241	1.8%
12.00%	13	96,483,465	5	27,326,784	18	123,810,249	27.5%
12.25%	2	20,717,946	6	63,799,127	8	84,517,073	18.7%
12.50%	3	38,983,139	2	21,279,568	5	60,262,707	13.4%
12.75%	—	—	3	34,502,302	3	34,502,302	7.6%
13.00%	5	16,303,670	—	—	5	16,303,670	3.6%
13.25%	—	—	2	43,994,184	2	43,994,184	9.8%
13.50%	1	5,680,000	1	4,840,167	2	10,520,167	2.3%
13.75%	—	—	1	5,016,873	1	5,016,873	1.1%
14.00%	—	—	1	15,295,645	1	15,295,645	3.4%

Total	27	$206,855,439	28	$244,323,300	55	$451,178,739	100.0%

% of Portfolio		45.8%		54.2%		100.0%

Weighted Average Rate		12.17%		12.58%		12.39%

Number of Loans		27		28		55

Average Principal		$7,661,313		$8,725,832		$8,203,250

	December 31, 2006
	Fixed Rate		Variable Rate		Total
Current Rate:	#	Principal	#	Principal	#	Principal	%
11.25%	—	$—	1	$3,359,700	1	$3,359,700	1.3%
11.50%	2	21,020,500	—	—	2	21,020,500	8.1%
11.75%	1	3,286,400	2	4,609,962	3	7,896,362	3.1%
12.00%	13	72,698,645	2	12,220,020	15	84,918,665	32.8%
12.25%	4	32,061,511	3	30,882,905	7	62,944,416	24.3%
12.50%	2	8,219,573	—	—	2	8,219,573	3.2%
12.75%	0	—	1	4,278,676	1	4,278,676	1.7%
13.00%	6	31,542,816	3	7,180,225	9	38,723,041	15.0%
13.25%	1	4,437,002	1	6,287,512	2	10,724,514	4.1%
13.50%	1	5,248,925	1	11,280,402	2	16,529,327	6.4%

Total	30	$178,515,372	14	$80,099,402	44	$258,614,774	100.0%

% of Portfolio		69.0%		31.0%		100.0%

Weighted Average Rate		12.26%		12.49%		12.33%

Number of Loans		30		14		44

Average Principal		$5,950,512		$5,721,386		$5,877,609

As of September 30, 2007 and December 31, 2006, the weighted average interest rates earned on variable rate loans was Prime plus 4.83% and Prime plus 4.24%, respectively. The Prime rate was 7.75% at September 30, 2007 and 8.25% at December 31, 2006. Subsequent to September 30, 2007, the Prime rate was further reduced to 7.5%.

IMH SECURED LOAN FUND, LLC
NOTES TO FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)
NOTE 3 — MORTGAGE LOANS, LOAN PARTICIPATIONS AND LOAN SALES — CONTINUED
Mortgage loans as of September 30, 2007 have scheduled maturity dates within the next several quarters as follows:

September 30, 2007
Quarter	Amount	Percent	#
Matured	$42,793,340	9.5%	9
Q4 2007	120,975,755	26.8%	12
Q1 2008	78,223,319	17.3%	14
Q2 2008	112,859,373	25.0%	9
Q3 2008	66,205,339	14.7%	10
Q4 2008	30,121,613	6.7%	1

	$451,178,739	100.0%	55

A mortgage loan’s maturity date may be extended in the normal course of business. Accordingly, repayment dates of the loans may vary from their currently scheduled maturity date. Further, in certain instances where the Fund’s Manager deems it to be an advantage to the Fund not to modify or extend a loan past its scheduled maturity date, the Fund classifies and reports the loan as matured. At September 30, 2007, ten loans were in default, of which nine were past their respective maturity dates, and four of which (excluding non-accrual loans) were delinquent on outstanding interest payments.
As of September 30, 2007 the Fund had begun the formal foreclosure process on five of the ten loans in default. Subsequent to September 30, 2007, the Fund began the formal foreclosure process on three of the other five defaulted loans. Management is continuing discussions with the borrowers for two of the remaining defaulted loans to determine the likelihood of financing alternatives. For two of the loans in default, the Fund is a participating lender and the co-lender has commenced formal foreclosure proceedings. At September 30, 2007, the five loans on which the Fund had commenced foreclosure proceedings, which have principal balances totaling $17,857,852, have been placed in non-accrual status. Total contractual interest due under the loan terms for the non-accrual loans was approximately $1,133,000, of which approximately $440,000 is included in accrued interest receivable on the accompanying balance sheet and approximately $693,000 which has not been recognized by the Fund. Of the remaining five loans in default, with principal balances totaling $57,258,689, four such loans were past their scheduled maturities by a range of 16 to 62 days. Contractual interest due on these loans totaled approximately $1,365,000 (of which approximately $770,000 was more than 30 days past due) and is included in accrued interest receivable on the accompanying balance sheet.
Other than as discussed in the preceding paragraph, no loans have loan principal payments 30 days or more past due and no loans have interest payments more than 30 days past due.
Based on management’s assessment of each loan, it is management’s opinion that all loan principal and recorded interest and costs are recoverable and no allowance for credit loss is necessary as of September 30, 2007.
The Fund classifies loans into categories for purposes of identifying and managing loan concentrations. As of September 30, 2007, loan principal balances by concentration category follows:

IMH SECURED LOAN FUND, LLC
NOTES TO FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)
NOTE 3 — MORTGAGE LOANS, LOAN PARTICIPATIONS AND LOAN SALES — CONTINUED

	September 30, 2007			December 31, 2006
	Amount	%	#	Amount	%	#
Pre-entitled Land:
Held for Investment	$1,398,500	0.3%	1	$—	—	—
Processing Entitlements	229,242,555	50.8%	20	145,219,454	56.1%	20

	230,641,055	51.1%	21	145,219,454	56.1%	20

Entitled Land:
Held for Investment	59,654,380	13.2%	7	41,893,482	16.2%	8
Infrastructure under Construction	59,660,566	13.2%	6	17,621,490	6.8%	4
Improved and Held for Vertical Construction	13,319,926	3.0%	3	29,387,627	11.4%	4

	132,634,872	29.4%	16	88,902,599	34.4%	16

Construction & Existing Structures:
New Structure — Construction in-process	69,459,268	15.4%	12	16,315,986	6.3%	5
Existing Structure Held for Investment	18,018,875	4.0%	5	8,176,735	3.2%	3
Existing Structure — Improvements	424,669	0.1%	1	—	—	—

	87,902,812	19.5%	18	24,492,721	9.5%	8

	$451,178,739	100.0%	55	$258,614,774	100.0%	44

	September 30, 2007			December 31, 2006
	Amount	%	#	Amount	%	#

Residential	$193,512,294	48.0%	27	$154,279,204	59.7%	29
Mixed Use	203,188,811	39.2%	17	95,258,284	36.8%	11
Commercial	54,477,634	12.8%	11	9,077,286	3.5%	4

	$451,178,739	100.0%	55	$258,614,774	100.0%	44

The Fund’s portfolio value is invested in mortgage loans where the primary collateral is located in Arizona, California, New Mexico, Texas, Idaho, North Carolina, Minnesota and Nevada. As of September 30, 2007 and December 31, 2006, the geographical concentration of loan principal balances, by State, follows:

	September 30, 2007			December 31, 2006
	Amount	Percent	#	Amount	Percent	#
Arizona	$203,850,695	45.2%	29	$149,796,267	57.9%	29
California	133,893,042	29.7%	14	96,726,078	37.4%	13
New Mexico	3,792,227	0.8%	2	812,027	0.3%	1
Texas	27,498,737	6.1%	5	11,280,402	4.4%	1
Idaho	46,596,015	10.3%	2	—	—	—
North Carolina	20,087,396	4.5%	1	—	—	—
Minnesota	14,349,577	3.2%	1	—	—	—
Nevada	1,111,050	0.2%	1	—	—	—

	$451,178,739	100.0%	55	$258,614,774	100.0%	44

IMH SECURED LOAN FUND, LLC
NOTES TO FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)
NOTE 3 — MORTGAGE LOANS, LOAN PARTICIPATIONS AND LOAN SALES — CONTINUED
As of September 30, 2007, there were no individual borrowers or borrower groups whose aggregated borrowings were in excess of 10% of the total mortgage loan principal balance outstanding.
For purposes of meeting short-term liquidity demands, the Fund entered into the partial sale of loans through loan participation agreements with various third parties. Origination fees (points) paid to the participants in connection with the participation transactions are paid by the Fund Manager in accordance with the Operating Agreement. The Fund issued participations in loans totaling $37,498,052 and $5,750,000 during the nine months ended September 30, 2007 and 2006, respectively.
Additionally, the Fund entered into agreements to sell whole loans to third parties during the nine months ended September 30, 2007 and 2006 totaling $5,400,000 and $14,392,492, respectively.
Although there is no right and/or obligation for the Fund to do so, in the past the Fund has repurchased certain loans sold to third parties under whole loans sold and participation agreements at the request of the purchaser and management expects do so in the future. During the nine months ended September 30, 2007, the Fund reacquired participations totaling $42,279,373 and repurchased whole loans totaling $5,237,980, respectively. During the nine months ended September 30, 2006, the Fund reacquired participations totaling $5,211,309 and repurchased whole loans totaling $4,676,290, respectively. The remaining balance on participation loans sold which is reflected as a liability on the balance sheet totaled $156,450 at September 30, 2007.
NOTE 4 — NET EARNINGS, DISTRIBUTIONS REINVESTED AND DISTRIBUTIONS PAYABLE TO MEMBERS AND REDEMPTIONS
Fund Members have the option to either reinvest their share of monthly earnings or to have earnings distributed to them in cash. Distributions reinvested, which is a non cash transaction, totaled $18,245,656 and $8,060,924 for the nine months ended September 30, 2007 and 2006, respectively. Distributions paid or payable in cash totaled $14,065,595 and $4,481,377 for the nine months ended September 30, 2007 and 2006, respectively.
Redemptions paid or payable to Members during the nine months ended September 30, 2007 and 2006 were $25,626,401 and $10,142,798, respectively. In addition, retained earnings paid on full redemptions during the nine months ended September 30, 2007 and 2006 were $54,201 and $0, respectively. As of September 30, 2007, redemption requests satisfying the 60 day notice period and immediately payable at September 30, 2007 totaled $2,042,143 and are reflected as liabilities in the financial statements. In addition to those payable as of September 30, 2007 the Fund Manager has received redemption notices for approximately $25.7 million, which, upon expiration of the 60 day notice period, will be remitted to Members.
NOTE 5 — MANAGEMENT FEES AND RELATED PARTY ACTIVITY
Management Fees
For managing the Fund, the Manager is entitled to a 25 basis point annualized fee, payable monthly, based on the Fund’s the total mortgage loan principal balance at each month-end, excluding loans in non-accrual status. For the nine months ended September 30, 2007 and 2006, the Fund Manager earned management fees of $682,039 and $286,179, respectively. As of September 30, 2007 the Fund Manager was owed $78,759.

IMH SECURED LOAN FUND, LLC
NOTES TO FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)
NOTE 5 — MANAGEMENT FEES AND RELATED PARTY ACTIVITY — CONTINUED
For loans originated on behalf of the Fund, the Manager receives all the revenue from loan origination and processing fees (points) and other related fees, which are paid by the borrower. For the nine months ended September 30, 2007 and 2006, the Manager earned origination, processing and other related fees of approximately $23.6 million and $12.7 million, respectively, substantially all of which were earned on loans funded by the Fund.
Related Party Investments and Borrowings
Under the Operating Agreement, the Fund has the legal capacity to borrow but thus far has not done so on a formal basis. However, from time to time the Fund requires additional liquidity to fund loans. Accordingly, when such a need arises, IMH or other private investors may purchase, and in the past have purchased, from the Fund one or more loans at par value. The loans purchased by IMH are concurrently pledged by IMH with a commercial bank as collateral on a line of credit (line) which has an advance rate of approximately 75% of the loan’s principal balance. The proceeds from these borrowings and IMH working capital is then used to fund the purchase. During the time held by IMH, IMH retains all interest earned and pays all interest due and other costs associated with the transaction.
Although there is no obligation for the Fund to do so, in the past the Fund has repurchased such loans from IMH and management intends to do so in the future. Accordingly, the Fund records these transfers to IMH as collateralized borrowings with the associated loans remaining as assets of the Fund and the proceeds recorded as Borrowings from Manager. For the nine months ended September 30, 2007 and 2006 the Fund sold $10,165,202 and $8,430,000, respectively, to IMH and repurchased $14,614,703 and $8,430,000 for the same periods, with no balance due to IMH at September 30, 2007. For the nine months ended September 30, 2007 and 2006, the interest earned on the loans purchased totaled $389,682 and $0, respectively, and this amount has been recorded in the financial statements as both interest income and interest expense.
IMH’s line of credit was originated in March 2005 with an initial borrowing capacity of $2,000,000. The line limit has been subsequently increased and is $5,250,000 as of September 30, 2007. Subsequent to September 30, 2007, the line limit was increased further to $6.3 million. Accordingly, subject to IMH’s working capital position and approval, the Fund has access to additional liquidity under this line of credit of $1,050,000.
Additionally, subsequent to September 30, 2007, IMH entered into an agreement with another bank to provide a similar revolving line of credit facility of up to $16 million, none of which was utilized as of the date of this Quarterly Report on Form 10-Q.
NOTE 6 — COMMITMENTS AND CONTINGENCIES
As of September 30, 2007, the Fund had $83,860,486 in undisbursed loans-in-process and interest reserves. These amounts generally represent the unfunded portion of construction loans pending completion of additional construction and interest reserves for all or part of the loans’ terms. The Fund expects to fund these undisbursed amounts in the normal course of business.
As of September 30, 2007, IMH had executed “Commitment to Fund” letters totaling approximately $78.6 million. While these transactions are subject to the completion of due diligence and underwriting, a significant portion of these loans are expected to be funded in the fourth quarter of 2007.
*******************************************************************************

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
          The following is a financial review and analysis of our financial condition and results of operations for the three and nine months ended September 30, 2007 and 2006. This discussion should be read in conjunction with the audited financial statements and accompanying notes and other detailed information regarding the Fund as of and for the year ended December 31, 2006 included in our previously filed Registration Statement on Form 10, as amended (the “Form 10”), and with the unaudited interim financial statements and accompanying notes included in this Quarterly Report on Form 10-Q.
Forward Looking Statements
          This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The forward-looking statements included in this Quarterly Report on Form 10-Q include statements concerning our plans, objectives, goals, strategies, future events, future sales or performance, capital expenditures, financing needs, plans or intentions relating to acquisitions, business trends and other information that is not historical information. When used in this Quarterly Report on Form 10-Q, the words “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes,” “forecasts,” “assumes,” “may,” “should,” “will” and variations of such words or similar expressions are intended to identify forward-looking statements. All forward-looking statements, including, without limitation, the matters discussed under the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are based upon our current expectations, beliefs, projections and assumptions. Our expectations, beliefs, projections and assumptions are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that our financial condition or results of operations will meet the expectations set forth in our forward-looking statements.
          The forward-looking statements that we make in this Quarterly Report on Form 10-Q are subject to a variety of risks, uncertainties and other factors that could cause actual results to differ materially from such forward-looking statements. Some of the important factors that could cause our actual results to differ from those projected in any forward-looking statements include, but are not limited to, the following factors, which are discussed in greater detail in the “Risk Factors” section of our Form 10:
•	Our units lack liquidity and marketability and our Members have a limited ability to have their units redeemed. As a result, our Members may lose their entire investment or may not be able to sell their units in a timely manner, or at all, or at a price they paid.

•	We are subject to risks generally associated with the ownership of real estate-related assets, including changing economic conditions, environmental risks, the cost of and ability to obtain insurance and risks related to leasing of properties.

•	As a mortgage lender, we are subject to a variety of external forces that could have a material adverse effect our operations and results, including, without limitation, fluctuations in interest rates, fluctuations in economic conditions (which are exacerbated by our lack of geographic diversity), the large number of competitors and amount of available capital and the effect that regulators or bankruptcy courts could have on our operations and rights as a secured lender.

•	Our loans, which are not guaranteed by any government agency, are risky and are not sold on any secondary market, and our underwriting standards may not protect Members from loan defaults or ensure that sufficient collateral, including collateral pledged by our guarantors, will exist to protect Members from any such defaults.

•	Our borrowers are exposed to various risks associated with owning real estate, and unexpected costs or liabilities could reduce the likelihood that our borrowers will be able to develop or sell the real estate, which could increase the likelihood that our borrowers will default on the loans.

•	We rely exclusively on our Manager to select and manage the mortgage loans in which we invest, and our Manager has limited experience with such activities or sponsoring mortgage funds. Our Members have no right to participate in decisions relating to the activities of our Manager, including, without limitation, the right to participate in selecting and managing mortgage investments.

•	We are obligated to pay certain fees to our Manager, which may materially and adversely impact our operating results and reduce cash available for investment and distributions.

•	Our Manager will face conflicts of interest, including, without limitation, competing demands upon its time, its involvement with other activities and entities and its desire to generate origination proceeds at the risk of extending or participating in loans not suitable for the Fund, all of which could have a material adverse effect on the Fund.

•	We are a newly publicly reporting company and we will be required to divert considerable resources to new compliance initiatives, including refining our disclosure controls and procedures and internal control over financial reporting.

•	There are material income tax and retirement plan risks associated with ownership of our units.
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
Overview of the Business
          We invest in short-term commercial mortgage loans collateralized by first mortgages or deeds of trust (herein referred to as mortgages) on real property. IMH is our Manager. Since August 2003, when we commenced operations, we have originated in excess of $800 million of real estate loans. For additional information on our business, see “Item 1, Business,” located elsewhere in our previously filed Form 10.
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

	(Unaudited)		(Unaudited)		As of and for the
	As of and for the		As of and for the		Year Ended
	9 Months Ended September 30,		3 Months Ended September 30,		December 31,
	2007	2006	2007	2006	2006
Total assets	$535,053,912	$224,461,711	$535,053,912	$224,461,711	$273,373,754
Interest income and fees	$34,947,533	$13,778,632	$13,678,544	$5,841,114	$21,145,474
Management fees	$682,039	$286,179	$257,099	$116,548	$430,362

Interest expense	$1,298,907	$377,147	$171,153	$140,240	$612,999
Net earnings	$32,966,587	$13,115,306	$13,250,292	$5,584,326	$20,102,113
Net distributions to Members	$32,311,251	$12,542,302	$13,250,292	$5,401,238	$19,379,611

Net Member distribution as a % of net earnings	98.0%	95.6%	100.0%	96.7%	96.4%
Distribututions to Members per weighted average membership units outstanding	$840.45	$851.48	$275.89	$288.30	$1,189.12
Net distributions to Members per weighted average membership units (annualized) (1)	$1,121	$1,135	$1,104	$1,153	$1,146
Average annualized yield to Members (1)	11.2%	11.4%	10.8%	11.1%	11.9%

Member Equity Related:
Retained earnings (Loan Loss Reserve)	$2,027,588	$1,425,001	$2,027,588	$1,425,001	$1,426,453
Total Members’ equity	$526,486,908	$215,472,705	$526,486,908	$215,472,705	$260,180,738

Number of Member accounts	3,039	1,093	3,039	1,093	1,376
Average Member account balance	$173,243	$197,139	$173,243	$197,139	$189,085
States in which the Fund has Members	48	38	48	38	40

New Member investments	$273,085,780	$119,146,154	$99,692,522	$48,590,457	$176,100,685
Member earnings distributed	$14,065,595	$4,481,378	$6,111,187	$1,909,628	$7,072,247
Member earnings reinvested	$18,245,656	$8,060,924	$7,139,105	$3,491,610	$12,307,364

Member earnings retained	$655,336	$573,004	$—	$183,088	$722,502
% of total earnings reinvested	55.35%	61.46%	53.88%	62.53%	61.20%
Redemptions	$25,626,401	$10,142,798	$4,979,327	$3,669,633	$26,637,188

Redemptions as % of new investment	9.38%	8.51%	4.99%	7.55%	14.14%
Loan Related:
Note balances originated	$363,150,500	$111,920,055	$47,040,000	$64,075,855	$266,101,400
Number of notes originated	30	13	8	10	37
Average note balance originated	$12,105,017	$8,609,235	$5,880,000	$6,407,586	$7,191,930
Principal balances outstanding	$451,178,739	$200,106,478	$451,178,739	$200,106,478	$258,614,774

Number of loans outstanding	55	42	55	42	44
Average principal balance	$8,203,250	$4,764,440	$8,203,250	$4,764,440	$5,877,609
% of Portfolio Principal — Fixed interest rate	45.8%	67.9%	45.8%	67.9%	69.0%

Number of fixed rate loans	27	30	27	30	30
Weighted average interest rate — Fixed	12.17%	12.40%	12.17%	12.40%	12.26%
% of portfolio — Variable interest rate	54.2%	32.1%	54.2%	32.1%	31.0%

Number of variable rate loans	28	12	28	12	14
Weighted average interest rate — Variable	12.58%	12.61%	12.58%	12.16%	12.50%
Principal balance % by state:
Arizona	45.2%	59.0%	45.2%	59.0%	57.9%

California	29.7%	36.3%	29.7%	36.3%	37.4%
New Mexico	0.8%	0.3%	0.8%	0.3%	0.3%
Texas	6.1%	4.4%	6.1%	4.4%	4.4%

Idaho	10.3%	—%	10.3%	—%	—%
North Carolina	4.5%	—%	4.5%	—%	—%
Minnesota	3.2%	—%	3.2%	—%	—%
Nevada	0.2%	—%	0.2%	—%	—%
Interest payments over 30 days delinquent	$1,210,461	$—	$1,210,461	$—	$—

Loans past scheduled maturity	9	4	9	4	3
Principal balances past scheduled maturity	$42,793,341	$17,844,629	$42,793,341	$17,844,629	$13,901,000
Loans in non accrual status	5	—	5	—	—

Principal balances in non accrual status	$17,857,852	$—	$17,857,852	$—	$—
Allowance for credit Losses	$—	$—	$—	$—	$—

(1)	Where applicable, quarterly results are annualized to allow for comparibility with annual results.

Results of Operations for the three and nine months ended September 30, 2007 and 2006
          The income and expenses of the Fund are relatively straightforward. We generate income from interest on our loans, and from money market or similar accounts in which we temporarily invest excess cash. We do not pay any overhead or operating expenses as those costs are presently paid by our Manager, as prescribed by the Operating Agreement. The Fund is required to pay direct expenses, which generally relate to loan enforcement. Based on management estimates, during the nine months ended September 30, 2007 and 2006, the Manager incurred Fund-related expenses of approximately $16.3 million (origination-related expenses of $6.6 million and operations expense of $9.7 million) and $7.1 million (origination-related expenses of $3.1 million and operations expense of $5.0 million), respectively. The only expenses we presently incur are management fees paid to our Manager; costs related to defaulted loans, foreclosure activities, and property acquired through foreclosure; and interest expense paid on loans that we have sold or participated, but must account for as secured borrowings. The management fee is an annual fee equal to 0.25% of the “Earning Asset Base” of the Fund, which is defined as mortgage loan investments held by the Fund and property acquired through foreclosure and upon which income is being accrued under GAAP. Interest expense is the amount of interest incurred by us to the purchasers of participations in loans or whole loans sold.
          In accordance with Article 14 of our Operating Agreement, our Manager receives from borrowers, either directly or from loan proceeds, all revenue from loan origination, processing, servicing and extension.

	Revenues (dollars in thousands)
	Nine Months Ended September 30,				Three Months Ended September 30,
	2007	2006	$ Change	% Change	2007	2006	$ Change	% Change
INTEREST AND FEE INCOME
Mortgage Loans	$33,771	$13,414	$20,357	151.8%	$12,968	$5,691	$7,277	127.9%
Investments and Money Market Accounts	1,177	365	812	222.7%	710	151	559	370.2%

Total Interest and Fee Income	$34,948	$13,779	$21,169	153.6%	$13,678	$5,842	$7,836	134.1%

          During the nine months ended September 30, 2007 and 2006, interest income from mortgage loans increased from $13.4 million to $33.8 million ($20.4 million increase or 151.8%), respectively, and interest income from investment and money market account increased from $365 thousand to $1.2 million ($812 thousand increase or 222.7%). During the three months ended September 30, 2007 and 2006, interest income from mortgage loans increased from $5.7 million to $13.0 million ($7.3 million increase or 127.9%), respectively, and interest income from investment and money market account increased from $151 thousand to $710 thousand ($559 thousand increase or 370.2%).
          For the three and nine months ended September 30, 2007 and 2008, the increases in mortgage loan interest and investments and money market interest revenues are directly attributable to the increasing size of the Fund’s loan portfolio and to the larger amount of cash available for short-term investment. Both the increase in the loan portfolio and cash available for short-term investment are the result of additional capital from the sale of new units, which is then deployed as earning assets in the form of mortgage loans. Consequently, assuming interest rates remain relatively consistent from period to period, an increase in the loan portfolio directly results in an increase in interest income.

	Expenses (dollars in thousands)
	Nine Months Ended September 30,				Three Months Ended September 30,
	2007	2006	$ Change	% Change	2007	2006	$ Change	% Change
EXPENSES
Management Fees	$682	$286	$396	138.5%	$257	$117	$140	119.7%
Interest Expense:
Borrowings from Fund Manager	390	—	390	—	44	—	44	—
Participations in Mortgage Loans	909	377	532	141.1%	127	140	(13)	(9.3)%

Interest Expense	1,299	377	922	244.6%	171	140	31	22.1%

Total Expenses	$1,981	$663	$1,318	198.8%	$428	$257	$171	66.5%

          During the nine months ended September 30, 2007 and 2006, management fee expense increased from $286 thousand to $682 thousand ($396 thousand increase or 138.5%), respectively, and interest expense increased from $377 thousand to $1.3 million ($922 thousand increase or 244.6%). During the three months ended September 30, 2007 and 2006, management fee expense increased from $117 thousand to $257 thousand ($140 thousand increase or 119.7%), respectively, and interest expense increased from $140 thousand to $171 thousand ($31 thousand increase or 22.1%).
          The increase in management fee expense for the three and nine months periods from September 30, 2006 to 2007 is also directly related to the increase in the size of the Fund’s loan portfolio as the fee is based directly on the “Earning Asset Base” of the Fund.
          The increase in interest expense pertaining to borrowings from the Fund Manager is attributable to the short-term borrowings by the Fund to address liquidity needs to fund new loans during the three and nine months ended September 30, 2007. No such borrowings were made during the three and nine months of 2006. The increase in remaining interest expense is attributed to the increase in loans participations sold, which are required to be accounted for as secured borrowings.

	Net Earnings (dollars in thousands)
	Nine Months Ended September 30,				Three Months Ended September 30,
	2007	2006	$ Change	% Change	2007	2006	$ Change	% Change

Net Earnings	$32,967	$13,115	$19,852	151.4%	$13,250	$5,584	$7,666	137.3%

          During the nine months ended September 30, 2007 and 2006, net earnings increased from $13.1 million to $33.0 million ($20.0 million increase or 151.4%), respectively. During the three months ended September 30, 2007 and 2006, net earnings increased from $5.6 million to $13.3 million ($7.7 million increase or 137.3%), respectively.
          Net earnings increased markedly during the three and nine months ended September 30, 2007 as compared to the same period in 2006. This increase is attributed to the significant increases in the Fund’s loan portfolio balances during the respective periods.

          Changes in the Portfolio Profile
          Our Manager has been pursuing a strategy of diversifying our loan portfolio geographically and increasing the average loan size. Also, our Manager has been transitioning the loan portfolio to increase the proportion of loans which have variable interest rates tied to the Wall Street Journal Prime Interest Rate (Prime, Prime rate or Prime interest rate), with interest rate floors. This will have the effect of increasing interest income when interest rates rise, while maintaining the weighted average yield on the variable rate portion of the portfolio if interest rates decrease. Further, our Manager monitors our portfolio’s concentration by collateral category based on the underlying collateral’s development status and proposed end-use.
          Average loan size
          In the first nine months of 2007 we originated 30 new loans with an average note balance of $12.1 million, as compared with an average note balance of $12.0 million in the fourth quarter of 2006 and $7.2 million for the year of 2006. This increase in the average amount of loan originations over 2006 is consistent with our strategy, which is to migrate our average loan amount to between $10 million and $50 million.
          Diversifying geographically
          Historically, our portfolio was invested primarily in mortgage loans where the collateral is located in Arizona and California. In addition, during 2006 and 2007 we also invested in loans in New Mexico, Texas, Idaho, North Carolina, Minnesota and Nevada. As a result of this geographical concentration of mortgage loans, particularly in Arizona and California, a downturn in the local real estate markets in which we lend could have a material adverse effect on our financial results. As of September 30, 2007 and December 31, 2006 geographical concentration of loan principal balances, by state, follows:

	September 30, 2007			December 31, 2006
	Amount	Percent	#	Amount	Percent	#
Arizona	$203,850,695	45.2%	29	$149,796,267	57.9%	29
California	133,893,042	29.7%	14	96,726,078	37.4%	13
New Mexico	3,792,227	0.8%	2	812,027	0.3%	1
Texas	27,498,737	6.1%	5	11,280,402	4.4%	1
Idaho	46,596,015	10.3%	2	—	—	—
North Carolina	20,087,396	4.5%	1	—	—	—
Minnesota	14,349,577	3.2%	1	—	—	—
Nevada	1,111,050	0.2%	1	—	—	—

	$451,178,739	100.0%	55	$258,614,774	100.0%	44

Average Loan	$8,203,250			$5,877,609

          In an effort to continue the diversification of our portfolio, our Manager continues to evaluate loans in other states. These changes are intended to mitigate risks associated with having a large exposure to adverse changes in one geographic market, to more efficiently deploy capital by increasing the average loan size, to take advantage of a rising interest rate market while limiting the exposure to market interest rate reductions, and to harmonize the estimated completion dates of projects with trends in the related market, although we cannot guarantee any such results.

          Interest Rate Information
          We invest in both variable and fixed interest rate loans. All variable interest rate loans are indexed to the Prime rate. The Prime rate had been constant at 8.25% since June 2006, until it was reduced to 7.75% in September 2007. The Prime rate was further reduced to 7.5% on October 31, 2007.
          At September 30, 2007, 54.2% of our portfolio consisted of variable rate loans compared to 31.0% at December 31, 2006. The weighted average interest rate on variable rate loans was 12.58% at September 30, 2007 and 12.49% at December 31, 2006. This increase in the average spread over the Prime interest rate reflects our increase in pricing of new or loans that are extended or renewed. At December 31, 2006, one variable rate loan had a ceiling interest rate at 1.0% over its current rate, while all remaining variable rate loans outstanding had an interest rate floor. At September 30, 2007, all variable rate loans outstanding had an interest rate floor and no ceiling interest rate. As a result of this positioning, if the Prime interest rate increases during the life of the loans, interest rates on substantially all these loans would adjust upward. If the Prime interest rate should decrease during the life of the loans with a floor, the interest rates on such loans would not decline below the floor rates, which is typically the original interest rate at the time of origination. For the impact of proforma increases or decreases in the Prime rate, see the discussion of “Quantitative and Qualitative Disclosures about Market Risk” located elsewhere in this Form 10-Q.
          At September 30, 2007, 45.8% of our portfolio consisted of fixed rate loans compared with 69.0% at December 31, 2006. The average rate on fixed rate loans as of September 30, 2007 and December 31, 2006 was 12.17%, and 12.26%, respectively. The slight reduction in rates for these periods reflect that the Fund has seen no material changes in market conditions and new and renewing loans are being priced relatively consistently with loan pricing negotiated over the last several quarters. As noted above, we expect to continue transitioning our portfolio to prime rate based pricing with interest rate floors. This is evidenced by the fact that more than half of our portfolio consist of variable rate loans at September 30, 2007 as compared to less than one-third at December 31, 2006.
          As of September 30, 2007 and December 31, 2006, respectively, loan principal balances, summarized by fixed and variable interest rates within selected interest rate ranges and other portfolio information were as follows:

	September 30, 2007
	Fixed Rate		Variable Rate		Total
Current Rate:	#	Principal	#	Principal	#	Principal	%
11.50%	2	$25,850,978	6	$22,928,650	8	$48,779,628	10.8%
11.75%	1	2,836,241	1	5,340,000	2	8,176,241	1.8%
12.00%	13	96,483,465	5	27,326,784	18	123,810,249	27.5%
12.25%	2	20,717,946	6	63,799,127	8	84,517,073	18.7%
12.50%	3	38,983,139	2	21,279,568	5	60,262,707	13.4%
12.75%	—	—	3	34,502,302	3	34,502,302	7.6%
13.00%	5	16,303,670	—	—	5	16,303,670	3.6%
13.25%	—	—	2	43,994,184	2	43,994,184	9.8%
13.50%	1	5,680,000	1	4,840,167	2	10,520,167	2.3%
13.75%	—	—	1	5,016,873	1	5,016,873	1.1%
14.00%	—	—	1	15,295,645	1	15,295,645	3.4%

Total	27	$206,855,439	28	$244,323,300	55	$451,178,739	100.0%

% of Portfolio		45.8%		54.2%		100.0%

Weighted Average Rate		12.17%		12.58%		12.39%

Number of Loans		27		28		55

Average Principal		$7,661,313		$8,725,832		$8,203,250

	December 31, 2006
	Fixed Rate		Variable Rate		Total
Current Rate:	#	Principal	#	Principal	#	Principal	%
11.25%	—	$—	1	$3,359,700	1	$3,359,700	1.3%
11.50%	2	21,020,500	—	—	2	21,020,500	8.1%
11.75%	1	3,286,400	2	4,609,962	3	7,896,362	3.1%
12.00%	13	72,698,645	2	12,220,020	15	84,918,665	32.8%
12.25%	4	32,061,511	3	30,882,905	7	62,944,416	24.3%
12.50%	2	8,219,573	—	—	2	8,219,573	3.2%
12.75%	—	—	1	4,278,676	1	4,278,676	1.7%
13.00%	6	31,542,816	3	7,180,225	9	38,723,041	15.0%
13.25%	1	4,437,002	1	6,287,512	2	10,724,514	4.1%
13.50%	1	5,248,925	1	11,280,402	2	16,529,327	6.4%

Total	30	$178,515,372	14	$80,099,402	44	$258,614,774	100.0%

% of Portfolio		69.0%		31.0%		100.0%

Weighted Average Rate		12.23%		12.50%		12.31%

Number of Loans		30		14		44

Average Principal		$5,950,512		$5,721,386		$5,877,609

          Concentration by Category based on Collateral’s Development Status
          We classify loans into categories based on the underlying collateral’s development status for purposes of identifying and managing loan concentrations and associated risks. As of September 30, 2007 and December 31, 2006, respectively, loan principal balances, by development status, were as follows:

	September 30, 2007			December 31, 2006
	Amount	%	#	Amount	%	#
Pre-entitled Land:
Held for Investment	$1,398,500	0.3%	1	$—	—	—
Processing Entitlements	229,242,555	50.8%	20	145,219,454	56.1%	20

	230,641,055	51.1%	21	145,219,454	56.1%	20

Entitled Land:
Held for Investment	59,654,380	13.2%	7	41,893,482	16.2%	8
Infrastructure under Construction	59,660,566	13.2%	6	17,621,490	6.8%	4
Improved and Held for Vertical Construction	13,319,926	3.0%	3	29,387,627	11.4%	4

	132,634,872	29.4%	16	88,902,599	34.4%	16

Construction & Existing Structures:
New Structure — Construction in-process	69,459,268	15.4%	12	16,315,986	6.3%	5
Existing Structure Held for Investment	18,018,875	4.0%	5	8,176,735	3.2%	3
Existing Structure — Improvements	424,669	0.1%	1	—	—	—

	87,902,812	19.5%	18	24,492,721	9.5%	8

	$451,178,739	100.0%	55	$258,614,774	100.0%	44

We also classify loans into categories based on the underlying collateral’s projected end-use for purposes of identifying and managing loan concentrations and associated risks. As of September 30, 2007 and December 31, 2006, respectively, loan principal balances, by expected end-use, were as follows:

	September 30, 2007			December 31, 2006
	Amount	%	#	Amount	%	#

Residential	$193,512,294	48.0%	27	$154,279,204	59.7%	29
Mixed Use	203,188,811	39.2%	17	95,258,284	36.8%	11
Commercial	54,477,634	12.8%	11	9,077,286	3.5%	4

	$451,178,739	100.0%	55	$258,614,774	100.0%	44

The concentration of loans by type of collateral and end-use is likely to change based on our Manager’s perception of both current and future market conditions as well as real estate development activity in the markets we serve. While noting that over the first nine months of 2007 the dollar investment increased in all but one category of development status and all categories of expected end use, the loans which we elected to originate were driven more by our Manager’s judgment of the quality of the borrower and project rather than by end-use. Management continues to monitor these concentrations and will adjust same based on their perception of both current and future market conditions.
          Borrower and Borrower Groups
          Our underwriting standards require that no single loan should exceed 10% of total outstanding loans and that aggregate loans outstanding to one borrower or borrower group should not exceed 20% of total outstanding loans. As of September 30, 2007, there were no individual borrowers or borrower groups whose aggregated borrowings were in excess of 10%.
          Changes in the Portfolio Profile — Scheduled Maturities
          Mortgage loans as of September 30, 2007 had scheduled maturity dates over the next several quarters as follows:

September 30, 2007
Quarter	Amount	Percent	#
Matured	$42,793,340	9.5%	9
Q4 2007	120,975,755	26.8%	12
Q1 2008	78,223,319	17.3%	14
Q2 2008	112,859,373	25.0%	9
Q3 2008	66,205,339	14.7%	10
Q4 2008	30,121,613	6.7%	1

	$451,178,739	100.0%	55

A mortgage loan’s maturity date may be extended in the normal course of business. Accordingly, repayment dates of the loans may vary from their currently scheduled maturity date. Further, in certain instances where the Fund’s Manager deems it to be an advantage to the Fund not to modify or extend a matured loan, the Fund classifies and reports the loan as matured. At September 30, 2007, ten loans were in default, of which nine were past their respective maturity dates, and four of which (excluding non-accrual loans) were delinquent on outstanding interest payments.
          As of September 30, 2007 the Fund had begun the formal foreclosure process on five of the ten loans in default. Subsequent to September 30, 2007, the Fund began the formal foreclosure process on three of the other five defaulted loans. Management continues discussions with the borrowers for two of the remaining defaulted loans to determine the likelihood of financing alternatives. For two of the loans in default, the Fund is a participating lender and the co-lender has commenced formal foreclosure proceedings. At September 30, 2007, the five loans on which the Fund had commenced foreclosure proceedings, which have principal balances totaling $17,857,852, have been placed in non-accrual status. Total contractual interest due under the loan terms for the non-accrual loans was approximately $1,133,000, of which approximately $440,000 is included in accrued interest receivable on the accompanying balance sheet and approximately $693,000 which has not been recognized by the Fund. Of the remaining five loans in default, with principal balances totaling $57,258,689, four such loans were past their scheduled maturities by a range of 16 to 62 days. Contractual interest due on these loans totaled approximately $1,365,000 (of which approximately $770,000 was more than 30 days past due) and is included in accrued interest receivable on the accompanying balance sheet. In accordance with our policy, should any loan become more than 90 days past due, it is reclassified to a non accrual status. Based on our Manager’s evaluation of our portfolio, including these nine loans, no allowance for credit loss is considered necessary as of September 30, 2007.
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

          The aggregate level of the Loan Loss Reserve, and the amount by which it is periodically increased or decreased, is determined by our Manager. The Manager makes this determination based on an analysis of all of the characteristics of our loan portfolio, including the expected performance of borrowers who are or will be paying interest in cash rather than through an interest reserve, the size of the portfolio, general economic conditions, and other factors. The reserve may be used only to make monthly distributions of earnings to Members when the interest payment upon which those earnings are based has not been received from the borrower prior to the time the distribution is made, or to make up any shortfall in the amount of cash realized upon the disposition of foreclosed real estate, should such an event occur. Ordinarily, distributions are made on or about the seventh day of each month, and it has been our experience that we receive the interest payments from substantially all borrowers prior to that time and from all borrowers by the last day of the month. If a loan is deemed non-performing and placed on a non-accrual status, we would cease using the Loan Loss Reserve for payments related to interest on that loan.
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
          Whole loans sold to third parties are sold at par with ownership and servicing transferred to the third party and removed from our portfolio and balance sheet. We expect that the sale of whole loans and participations will continue to be a routine mechanism for providing short-term liquidity and capital for the Fund when all available capital has been deployed, although we are unable to predict whether the absolute or relative amounts of such sales will increase, decrease, or remain approximately the same. If any fees or “points” are paid in association with whole loan or participation sales, these costs are paid by our Manager.
          During the nine months ended September 30, 2007 and 2006, the Company generated proceeds of $5.4 million and $14.4 million, respectively from the sale of whole loans to third parties, respectively, and $37.5 million and $5.8 million, respectively, from the issuance of participations to third parties.

During the nine months ended September 30, 2007 and 2006, the Company repurchased whole loans sold of $5.2 million and $4.7 million, respectively, and reacquired participations totaling $42.3 million and $5.2 million during these periods. We anticipate continuing to participate or sell mortgage loans to community banks, our Manager and others as liquidity needs arise.
          Additionally, for short-term liquidity, we may sell all or a part of loans to our Manager and have done so in the past. In those instances, the loans were sold at par value and the Manager has typically pledged the purchased loan to a commercial bank as collateral on its line of credit, if line of credit proceeds are utilized for the purchase. The Manager typically uses the proceeds from the line of credit together with other funds of the Manager to purchase the loans from us. We typically repurchase loans from the Manager, although we are not obligated to do so. The sales of loans to the Manager are also accounted for as secured borrowings, and are separately identified in our financial statements as borrowings from Fund Manager. During the nine months ended September 30, 2007 and 2006, we received $10.2 million and $8.4 million, respectively, in proceeds related to such transactions with the Manager and made repurchases during the same periods of $14.6 million and $8.4 million, respectively.
Distributions to Members
          For the nine months ended September 30, 2007 and 2006, net distributions to Members were $32.3 million and $12.5 million, which translated into net distributions of $840.45 and $851.48 per weighted average membership unit over the same periods. These increase in net distributions are a result of an increase in the Fund’s loan portfolio and related interest income.
Annualized Rate of Return to Members on Distributions
          For the year ended December 31, 2006, the rate of return to the Fund’s Members on distributions was 11.9%. For the nine months ended September 30, 2007, the annualized rate of return to the Fund’s Members was 11.2%. This decline was due to the increase in the number of loans in non-accrual status and the deployment ratio of available capital to loans funded.
Redemptions
          For the year ended December 31, 2006, the Fund redeemed $26.6 million in Member units, which, expressed as a percentage of new Member investment (including reinvestments), was 14.1%. For the nine months ended September 30, 2007, the Fund redeemed $25.6 million in Member units, which translated to 9.4% of new Member investments. While redemptions have decreased as a percentage of total reinvestment, our Manager believes the annualized increase in the amount of total redemptions is directly attributable to an increase in the number of Members, and that many of our investors that have been with the Fund for over three years may have desired to liquidate some or all of their holdings. We anticipate that we will continue to incur Member redemptions, but we are unable to estimate whether the amount is likely to increase, decrease, or remain approximately the same.
          As of December 31, 2006 and September 30, 2007 unpaid redemption requests satisfying the 60 day notice period and immediately payable totaled $2.2 million and $2.0 million and are reflected as liabilities in the accompanying unaudited financial statements. In addition, as of December 31, 2006 the Fund Manager has received redemption notices for $6.6 million, which (upon expiration of the 60 day notice period) were remitted to Members. As of September 30, 2007 the Fund Manager has received redemption notices for approximately $25.7 million requested redemptions, which, upon expiration of the 60 day notice period, will be remitted to Members.

Trends and Uncertainties
          In addition to the various trends and uncertainties discussed in the “Risk Factors” section of our previously filed Form 10, we are subject to the following trends and uncertainties that could have a material adverse effect on the financial condition or operating performance of our business, including, without limitation, whether:
•	the real estate markets or economies of the states in which we invest will experience or suffer worsening declines;

•	we will be able to reduce or manage the geographic concentration of our portfolio;

•	we will be able to adapt to becoming a publicly-reporting company and adequately comply with all the rules and regulations required to remain a publicly-reporting company;

•	IMH will be able to continue devoting an adequate amount of time to the Fund’s operations;

•	we will be able to participate or sell loans to maintain short term liquidity or temporarily reduce portfolio risk, if necessary; and

•	we may face exposure for owning real estate now that we have commenced foreclosure proceedings on loans because we not be able to liquidate the real-estate owned at amounts equal to or in excess of its carrying value.
Prospective Trends
          Loan Demand, Selection and Quality
          Loan demand has been strong in 2007 and our Manager expects this demand to continue for the foreseeable future. Further, in 2007 we have expanded our lending activities from four to eight states and are currently evaluating loans in additional states. Our Manager continues to seek geographic diversity and concentrate on loan requests from seasoned core operators with significant market experience that are focusing on high quality projects located in targeted niche locations. Due to the increasing average size of our loans, coupled with the relatively low number of loans in our portfolio, we expect to continue to have the opportunity to be highly selective related to the loans we fund.
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
          Loan Portfolio Valuation Analysis Summary
          In light of current real estate market conditions, during the third quarter, our Manager conducted a comprehensive analysis of the Fund’s loan portfolio to assess the potential need for an allowance for loan loss. The analysis began with a review of the loan portfolio, summarized by the calendar quarter of origination, to determine the likely impact on loan-to-value (LTV) ratios resulting from hypothetical declines in market values from the original collateral values computed at origination. The following is a synopsis of the results of this analysis:

						Loan	Market Deflation
						To	LTV With	LTV With	LTV With
						Value	10%	25%	35%
	Portfolio — Sept. 30, 2007 (000’s)					(LTV)	Decline	Decline	Decline
		Principal	Percent by		Note	As	In	In	In
	#	Outstanding	Qtr	Year	Total	Originated	Value	Value	Value
2005:
Q105	2	$11,160	2.5%		$11,160	57.7%	64.1%	77.0%	88.8%
Q205	1	2,160	0.5%		2,164	69.0%	76.7%	92.0%	106.2%
Q305	6	23,526	5.2%		25,154	51.9%	57.7%	69.2%	79.9%
Q405	2	14,880	3.3%	11.5%	16,700	73.0%	81.1%	97.3%	112.3%
2006:
Q106	2	7,178	1.6%		7,214	62.0%	68.9%	82.7%	95.5%
Q206	4	35,720	7.9%		40,630	46.5%	51.7%	62.0%	71.6%
Q306	7	54,775	12.1%		64,076	61.0%	67.8%	81.4%	93.9%
Q406	3	28,574	6.3%	28.0%	32,041	54.9%	61.0%	73.2%	84.5%
2007:
Q107	9	67,103	14.9%		76,781	47.7%	53.0%	63.7%	73.5%
Q207	12	171,882	38.1%		212,080	56.8%	63.1%	75.7%	87.4%
Q307	7	34,220	7.6%	60.6%	47,040	55.3%	61.4%	73.7%	85.0%

	55	$451,178	100.0%	100.0%	$535,040	54.9%	60.9%	73.1%	84.4%

          As noted in the table above, the Fund’s initial weighted-average loan-to-value ratios per calendar quarter range from 46.5% to 73.0%, with a weighted average loan-to-value ratio of 54.9%. Assuming a hypothetical 10%, 25%, or 35% across-the-portfolio reduction in market values from the original values, the weighted-average loan-to-values would increase to 60.9%, 73.1%, and 84.4%, respectively. Only for the loans originated in the second and fourth quarters of 2005 would the hypothetical loan-to-value be expected to exceed 100%, which assumes a 35% decline in value. It should also be noted that the loan-to-value ratios listed above reflect only the values of the first lien collateral and do not factor in any value for the borrower’s personal guarantees that are required on each loan or the potential use of any secondary collateral or any additional guarantors. Loans originated in the first nine months of 2007 represent 60.6% of the portfolio, and it is management’s belief that the original loan-to-values determined when underwritten already reflect most if not all of the impact of any downturns in real estate values sustained in the marketplace. The Manager believes that this positioning puts the Fund in a more conservative, less vulnerable, position as compared to lenders who generally originate loans at much higher loan-to-value ratios than the Fund.
          In addition to the above hypothetical market deflation analysis, management performed a review and evaluation of the status of each loan, an assessment of the current economic developments relative to the collateral location, and computed an estimated update of the loan-to-value ratio for each loan. Similarly, this information was then summarized by calendar quarter of origination, the results of which are summarized in the following table:

	Portfolio at
	Sept. 30, 2007 (000’s)			As	8/10/2007	10/31/2007
		Principal	Note	Originated	Estimated	Estimated
	#	Outstanding	Total	LTV	LTV	LTV
2005:
Q105	2	$11,160	$11,160	57.7%	88.0%	88.6%
Q205	1	2,160	2,164	69.0%	—	85.0%
Q305	6	23,526	25,154	51.9%	43.2%	44.6%
Q405	2	14,880	16,700	73.0%	87.5%	87.5%
2006:
Q106	2	7,178	7,214	62.0%	86.6%	86.8%
Q206	4	35,720	40,630	46.5%	62.1%	66.9%
Q306	7	54,775	64,076	61.0%	77.1%	78.4%
Q406	3	28,574	32,041	54.9%	55.2%	70.0%
2007:
Q107	9	67,103	76,781	47.7%	47.7%	61.5%
Q207	12	171,882	212,080	56.8%	56.2%	63.8%
Q307	7	34,220	47,040	55.3%	—	55.3%

	55	$451,178	$535,040	54.9%	57.7%	64.5%

          The above analysis indicates that the Fund portfolio has experienced an overall increase in the average loan-to-value for the portfolio at September 30, 2007 (64.5% loan-to-value) since the original funding (54.9% loan-to-value), or an overall average 17.6% decline in values. The above analysis also reflects an 11.8% decline since our initial analysis, completed as of August 10, 2007 (57.7% loan-to-value), as reported in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007. These increases in the weighted-average loan-to-value ratios are attributed to the contraction of the financial markets and the compression of collateral values resulting from the general slow-down in the real estate markets in recent months. Nevertheless, the overall portfolio remains adequately positioned in relation to estimated market values.
          Increases in the loan-to-value ratios range from 12.3% to 53.3%, with the older loans originated in 2005 through the second quarter of 2006 reflecting the highest loan-to-value ratios (with the exception of the loans originated in the third quarter of 2005 which realized an 14.1% decrease in loan-to-value due to principal paydowns received). Despite these increases in loan-to-value ratios, in no instance is the loan-to-value ratio in excess of 90%. We believe these ratios are indicative of the Fund’s strict underwriting and valuation standards and its focus on the value of the underlying collateral when analyzing a potential loan. As previously discussed, the loan-to-value ratios listed above reflect only the values of the first lien collateral and do not factor in any secondary collateral or guarantees available under the terms of the loans which, if included, would cause the loan-to-value ratios to be lower.
          Based on the results of our analysis, including the detailed evaluation of each individual loan, management believes that the value of the Fund’s loan portfolio remains stable in relation to its respective estimated loan-to-value, that the underlying collateral is sufficient to protect the Fund against any loss of principal or accrued interest, and that no allowance for loan loss is considered necessary as of September 30, 2007 or December 31, 2006. Our Manager will continue to monitor and evaluate these and other loans in order to determine if an allowance for loan losses may be required in future periods.

          Trends in Interest Income and Effective Portfolio Yield
          At September 30, 2007 our portfolio had a weighted average yield of 12.39%. For the income on this yield to be fully realized, all loans must be “performing” and the collection of accrued interest income must be deemed to not be impaired. At September 30, 2007 interest earned but not accrued totaled approximately $693,000 as compared to the $13.8 million in interest income for the quarter ended September 30, 2007. Based on management’s assessment of the Fund’s portfolio, management anticipates that additional loans will be placed in non-accrual status over the next several quarters resulting in the deferral (but not impairment) of corresponding amounts of interest income, default interest and penalties. Accordingly, management believes that net interest income, as a percent of the total portfolio (the combined total of both performing and non-performing loans), will decline, thereby reducing monthly earnings and the resulting yields to our Members. However, our Manager believes any such deferred amounts will eventually be realized and that Member yields will, upon any such realization, increase or approximate current yields. Further, amounts ultimately realized may include the recapture of amounts deferred and, in whole or in part, include default interest and penalties. However, we cannot provide any assurance that any deferred amounts (including non-accrual interest, default interest or penalties) will be realized or that future yields will approximate current yields.
          Leverage to Enhance Portfolio Yields
          The Fund does not employ leverage to enhance our portfolio’s current yield nor has leverage ever been employed. Further, the Fund is not expected to employ leverage in the foreseeable future, if ever.
          Interest Earning Assets Deployment Ratio
          The Fund’s interest income and net earnings for any period is a function of multiple factors, the three most significant of which are the current principle balances outstanding, the current weighted average yield on the loan portfolio and the ratio of earning assets deployed between our loan portfolio and existing cash (money market) accounts, referred to as interest earning asset “deployment ratio.”
          The Fund generally targets a deployment ratio of 95% of available capital in loans with the remaining funds to be held as working capital/liquidity balances in money market or investment accounts. While our target is generally to have 95% of our earning assets invested in loans, the actual deployment ratio is a function of multiple factors including:
•	pending fundings of loans that have completed the underwriting process;

•	anticipated loan fundings in the loan origination pipeline;

•	average size of loans in the underwriting process;

•	expected loan reductions or payoffs;

•	pending Member redemptions;

•	direct expenses, and

•	other anticipated liquidity needs.
          Accordingly, depending on the average ratio of earning assets deployed as loans versus balances in money market accounts, Fund earnings for a given period will vary significantly. Following is a table based on the current portfolio and money market yields summarizing the impact on interest income based on various hypothetical deployment mix scenarios:

As of September 30, 2007
Asset:	Yield	Deployment Ratio
Loans	12.39%	87%	89%	91%	93%	95%	97%
Cash	4.40%	13%	11%	9%	7%	5%	3%

Earning Assets		100%	100%	100%	100%	100%	100%

Weighted Average Yield on Earning Assets		11.35%	11.51%	11.67%	11.83%	11.99%	12.15%

          The Fund’s deployment ratio for three months ended September 30, 2007, June 30, 2007 and March 31, 2007 was 88.2%, 93.2% and 97.6%, respectively. While our Manager’s intent is to continue to manage to a 95% deployment ratio, it is possible that average deployment may be less than this targeted level. Should the deployment ratio in future quarters be less that that in prior quarters, the effective yield on earning assets will decrease proportionately.
          Distributions to Members
          The Fund requires liquidity to fund the monthly distribution of earnings to Members who choose to receive payment in cash rather than reinvest their monthly distributions. Historically, the Fund has retained a portion of earnings as a reserve for accrued but uncollected interest, and has designated an equivalent cash amount for the distribution of such to Members. This designated cash balance (referred to in the Operating Agreement as the “Loan Loss Reserve”) has not previously been utilized, as the Fund has a history of collecting interest on all loans. However, the Fund has recorded accrued but uncollected interest totaling $1,047,688 as of September 30, 2007 pertaining to delinquent or defaulted loans. Therefore, a portion of designated cash equal to this amount has been utilized to fund this interest collection shortfall for the amount of delinquent interest and distributed to Members. Management believes that the collateral securing the loans is sufficient to cover not only the principal and recorded accrued interest, but also the amount of unrecorded default interest totaling approximately $693,000 as of September 30, 2007, as well as other potential default penalties and fees. Nevertheless, the timing of liquidation and realization of such amounts, which could take six to 12 months or longer to collect, creates a short-term cash distribution shortfall for the Members that shall require the Fund to continue to utilize the designated cash reserve until the loans for which the reserve is being used are placed on non-accrual status. Since borrower interest payments on loans are paid in arrears, non-accrual status is typically indicated after 120 days have lapsed (more than 90 days delinquent) since the last interest payment by a borrower. Based on loan balances currently in non-accrual status, management believes the designated cash balance will be sufficient to cover such interest shortfalls for a period of five months. Further, our Manager evaluates the amount of the designated cash balances each quarter and makes additions thereto which are appropriate in the Manager’s judgment. Upon the collection of the delinquent interest, management expects to replenish part or all of the designated cash used to fund Member distributions.
          Supplemental Liquidity
          In addition to the customary liquidity elements discussed below, the Fund has several additional sources to create liquidity should the need arise. In addition to the Fund having near $78.5 million in cash on hand at September 30, 2007, the Fund’s Manager also has $21.3 million in bank lines of credit available to monetize Fund loans. Further, there are multiple private lenders who have expressed interest in purchasing, at par, Fund loans and our Manager estimates that this source could provide an additional $10 to $25 million in liquidity should it be necessary.

Liquidity and Capital Resources
          Requirements
          The Fund requires liquidity and capital resources for various financial needs, including loan fundings, management fees, loan enforcement costs, interest on participations, distributions to Members, and Member redemptions, which are described in greater detail below.
          Loan Fundings
          We need liquidity in order to fund the loans in which we invest. We must be able to fund the initial advance to the borrower at the loan closing, which is typically less than the face amount of the mortgage loan note. If not disbursed at the loan closing, in accordance with the governing loan documents, the remaining loan commitment is disbursed over the life of the loan to fund construction costs, development and other costs, and interest. We require adequate liquidity to fund these future disbursements. On certain loans, the reserve for future interest payments will be funded into a controlled disbursement account which our Manager controls and is included in unearned income and other funds held on the accompanying unaudited balance sheet. All future commitments for construction or development costs, and for interest, are recorded on the balance sheet as an Undisbursed Portion of Loans-in-process and Interest Reserves, which are deducted from Mortgage Loan Note Obligations. Fund commitments totaled $50.8 million and $83.9 million at the December 31, 2006 and September 30, 2007, respectively. The increase in this balance is due to an increase in total Mortgage Loan Note Obligations.
          Management Fees and Loan Enforcement Costs
          We also require liquidity to pay management fees to our Manager and to pay direct expenses related to loan enforcement activities on defaulted loans, foreclosure activities, and, should they occur, properties acquired through foreclosure. All administrative and overhead expenses are paid by our Manager, as prescribed by the Operating Agreement. Based on management estimates, during the nine months ended September 30, 2007 and 2006, the Manager incurred Fund-related expenses of approximately $16.3 million (origination-related expenses of $6.6 million and operations expense of $9.7 million) and $7.1 million (origination-related expenses of $3.1 million and operations expense of $5.0 million), respectively. For the nine months ended September 30, 2007 and 2006, the management fees earned by our Manager were $682 thousand and $286 thousand respectively. The increase in management fees is directly correlated to the increase in the size of our loan portfolio.
          Interest Expense
          We also require liquidity to pay interest expense on loan participations sold, including those sold to the Fund Manager. As discussed above, when we participate a loan we record all of the interest income attributable to the aggregate principal amount of the loan as income and record and incur interest expense based on the rate paid to the participating lender. For nine months ended September 30, 2007 and 2006, interest expense on participations sold to third parties was $909 thousand and $377 thousand, respectively, and interest expense paid to the Fund Manager was $390 thousand and $0, respectively. For three months ended September 30, 2007 and 2006, interest expense on participations sold to third parties was $127 thousand and $140 thousand, respectively, and interest expense paid to the Fund Manager was $44 thousand and $0, respectively. The nine-month increase is due to an increase in the number of loans participated to third parties and to the Fund Manager.

          Distributions to Members
          We also require liquidity to make monthly distributions of earnings to those of our Members who do not elect to reinvest their monthly distributions. For the years ended December 31, 2006 and the nine months ended September 30, 2007, we distributed $7.1 million and $14.1 million, respectively. For those same periods, earnings reinvested pursuant to our distribution reinvestment plan were $12.3 million and $18.2 million, respectively.
          Member Redemptions
          Finally, liquidity is necessary to fund redemption requests from Members. The ability of Members to redeem their units is subject to several limitations set forth in the Operating Agreement, including waiting periods, the determination by our Manager that redemption will not jeopardize our tax or legal status, an annual aggregate limit on redemptions, and the availability of adequate cash. For the years ended December 31, 2006 and the nine months ended September 30, 2007, redemptions paid or payable to Members totaled $26.6 million and $25.6 million, respectively. As of September 30, 2007, redemption requests satisfying the 60 day notice period and immediately payable at September 30, 2007 totaled $2.0 million and are reflected as liabilities in the accompanying financial statements. In addition to those payable as of September 30, 2007 the Fund Manager has received redemption notices for approximately $25.7 million, which, upon expiration of the 60 day notice period, will be remitted to Members. The annualized increase is directly related to the increase in total Members’ equity and number of Members.
          Sources of Liquidity
          Our primary sources of liquidity are investment by Members in additional units, sales of participations in loans, sales of whole loans, interest income from borrowers, and loan payoffs by borrowers. While we have the authority and capacity to borrow money, to date we have elected not to do so on a formal basis. The liabilities on our balance sheet for borrowings and participations are not traditional indebtedness, but are reflective of the required accounting for these transactions under GAAP, as noted elsewhere in this document.
          New Member Investments
          New investments in units by Members, excluding reinvestment of distributions, totaled $176.1 million and $273.1 million for the year ended December 31, 2006 and for the nine months ended September 30, 2007, respectively. The increase is due to the activities of our Manager to enroll additional accredited investors, working principally through a network of licensed broker-dealers and their respective registered representatives. The sale of additional units was the primary reason for total Members’ equity increasing from $260.2 million at the end of 2006 and to $526.5 million at September 30, 2007. Although this exceeded the original expected size of our private placement, in 2006 the Members voted to give the Manager the authority to exceed the original size of the offering. There is presently no limit to the size of the private placement offering. Based on the current estimates by our Manager, we expect the size of the Fund to continue to increase for the foreseeable future.
          Participations and Whole Loans Sold
          At times when substantially all available capital has been deployed or management wishes to mitigate Fund portfolio risk, for purposes of creating short-term liquidity for the Fund, our Manager may elect to either sell to third parties or purchase on its own account all or a portion of loans in which we have invested. The sales of whole loans or participations are at the par value of the loan. In the case of sales and participations to the Manager, the Manager has typically pledged the purchased loan to a commercial bank as collateral on its line of credit. The Manager generally uses the proceeds from the line of credit together with other funds of the Manager to purchase the loan from us. We typically repurchase loans from the Manager, although we are not obligated to do so. The sales of loans to the Manger are also accounted for as secured borrowings, and are separately identified in our financial statements as borrowings from Fund Manager. See “Mortgage Loans, Participations and Loan Sales,” above.
          Interest Income
          Interest payments received and repayments of loans by our borrowers are governed by the loan documents and by our practices with respect to granting extensions. A majority of our loans have a provision for an “interest reserve” for the initial term of the loan, which requires that a specified portion of the mortgage loan note total is reserved for the payment of interest, and when that portion is exhausted the borrower will commence paying interest from other sources. If the interest is funded in cash when the loan closes, then interest payments are made monthly from a segregated controlled disbursement cash account which is controlled by our Manager. If the interest reserve is not funded at the closing of the loan, then the interest payment is accrued by adding the amount of the interest payment to the loan balance, and we use our general cash reserves to distribute that interest to Members or loan participants. The receipt of interest income paid in cash by our borrowers creates liquidity; however, our practice of utilizing unfunded interest reserves uses liquidity. It is our Manager’s intention to increase the level of our cash reserves so that we will typically have approximately one to three months of interest payments available in cash. This reserve amount would be in addition to our 3% target cash reserve for working capital.
          Loan Payments
          The repayment of a loan at maturity creates liquidity. In the case of an extension, our Manager typically charges the borrower a fee for re-evaluating the loan and processing the extension. Borrowers do not customarily pay this fee out of their own funds, but instead usually pay the fee out of available unfunded loan proceeds, or by negotiating an increase in the loan amount sufficient to pay the fee. However, to the extent that we extend a loan, we do not generate liquidity because our Manager, and not the Fund, receives the extension fee, if any.
          Based on historical experience, including the Company’s experience with defaults, foreclosures and extensions on loans, we believe the Company has sufficient liquidity to meet its funding obligations for the next twelve months and beyond. As of December 31, 2006, the Company had executed “Commitment to Fund” letters totaling $101.3 million. To meet this and other obligations, at December 31, 2006 the Company had $12.2 million in cash, and loans with scheduled maturities in the first nine months of 2007 totaling $145.5 million. As of September 30, 2007, the Company had executed “Commitment to Fund” letters totaling $78.6 million, and had $78.5 million in cash, and loans with scheduled maturities in the fourth quarter of 2007 and first quarter of 2008 totaling $199.2 million, excluding loan balances currently in default. Additionally, such funding obligations may be funded with the receipt of additional Member capital raised.
Cash Flows
          Cash provided by operating activities was $31.9 million for the nine months ended September 30, 2007, compared to cash provided by operating activities of $9.7 million for the nine months ended September 30, 2006. Cash provided by operating activities includes the cash generated from interest on the Fund’s loan portfolio, offset by amounts paid for management fees to our Manager and interest paid on participated loans and to our Manager for short-term borrowings. The increase in the year over year amount is attributed to the growth realized in the Fund’s loan portfolio.

          Net cash used by investing activities was $192.7 million for the nine months ended September 30, 2007, compared to $116.9 million for the nine months ended September 30, 2006. The increase in net cash used by investing activities was attributable to an increase in the number and amount of loans originated and funded during these periods, offset by an increase in the loan payoffs during the same periods. In the nine months ended September 30, 2007 and 2006, funds used to fund mortgage loans exceeded proceeds from the sales of mortgage loans by $192.7 million and $116.9 million, which resulted in cash used by investing activities.
          Net cash provided by financing activities for the nine months ended September 30, 2007 totaled $227.2 million, compared to $117.3 million for the nine months ended September 30, 2006. The majority of the increase in cash from financing activities resulted from the sale of member units totaling $273.1 million during the nine months ended September 30, 2007 as compared to $119.1 million for the nine months ended September 30, 2006. This increase was partially offset by increases in Member redemptions and Member distributions of $25.8 million and $12.9 million, respectively. Additionally, while the Fund experienced a decrease in the sale of whole loans of $9.0 million and an increase in the repurchase of whole loans sold of $562 thousand in the current period, the Fund significantly increased its participated loans from $5.8 million for the nine months ended September 30, 2006 to $37.5 million during the same period in 2007. Similarly, the repayment on participated loans increased from $5.2 million for the nine months ended September 30, 2006 to $42.3 million during the same period in 2007. Also contributing to cash flows from investing activities was borrowings from the Manager of $8.4 million during the nine months ended September 30, 2006 and $10.2 million during the same period in 2007. Repayments of borrowings from the Manager were $14.6 million and $8.4 million during the nine months ended September 30, 2007 and 2006, respectively.

Critical Accounting Policies
          Revenue Recognition
          Interest on mortgage loans is recognized as revenue when earned using the interest method based on a 365 day year. The Fund does not recognize interest income on loans once they are deemed to be impaired or non-performing. A loan is impaired when, based on current information and events, it is probable that the Fund will be unable to ultimately collect all amounts due according to the contractual terms of the loan agreement. Non-performing loans include all loans for which payment of interest is more than 90 days past due or past maturity. Cash receipts are first allocated to interest income, except when such payments are specifically designated by the terms of the loan as principal reduction. Loans with a principal or interest payment one or more days delinquent are in technical default and are subject to numerous fees and charges including default interest rates, penalty fees and reinstatement fees. Often these fees are negotiated in the normal course of business and, therefore, not subject to estimation. Accordingly, income pertaining to these types of fees is recorded as revenue when received.
Mortgage Loan Valuation, Classification of Loan Activities, Loans-In-Process, Participations Issued, Whole Loans Sold and Unearned Income,
          Mortgage Loan Valuation
          Mortgage loans are subject to a downward valuation adjustment or write-down based on management’s estimate and determination of the collectibility of the outstanding mortgage balance, plus or minus the accrued or prepaid interest or other balances related thereto, and the ability to realize the underlying collateral, net of costs involved in liquidation of such a loan. Evaluating the collectibility of a real estate loan is a matter of judgment. No less than quarterly, our Manager evaluates our real estate loan portfolio for impairment. The fact that a loan may be past due does not result in a presumption that the loan is impaired. Rather, all relevant circumstances are considered by our Manager to determine impairment and the need for specific allowances. During the portfolio evaluation, our Manager considers the following matters, among others:
•	estimated net realizable value of any underlying collateral in relation to the loan amounts;

•	the borrowers’ financial condition and any adverse factors that may affect their ability to pay;

•	the quality and track record of the borrower as a seasoned, core operator;

•	the financial wherewithal of the loan guarantors;

•	prevailing economic conditions of the specific market;

•	historical experience;

•	evaluation of industry trends;

•	the “as-is” versus build-out valuation; and

•	nature of collateral.
          Based upon this evaluation, a determination is made as to whether the allowance for loan losses is required and if so, whether it is adequate to cover any potential losses. Additions to the allowance for loan losses are charged to the provision for loan losses. Recoveries of previously charged off amounts are credited to the allowance for loan losses.
          Classification of Loan Activities
          The Fund’s business is to fund mortgage loans for the purpose of holding them on-balance sheet, and the Fund does not make or acquire loans with the intent of reselling them as whole loans. In addition, the Company does not have any mandatory delivery contracts or forward commitments to sell loans in the secondary whole loan market. Consistent with that business model, all of the loans the Fund makes are done so with the intent to hold the loans to maturity. Because the Fund has the ability and the intent to hold these loans for the foreseeable future or until maturity, they are classified as held for investment pursuant to SFAS No. 65, “Accounting for Certain Mortgage Banking Activities”. Accordingly, loan activity is classified as an investing activity and no mark-to-market adjustment is required.
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
          Loans-in-Process
          The Mortgage Loan Note Obligations appearing on the balance sheet include unearned interest and undisbursed construction or development draws and other loan related costs. Interest is earned daily and added to each loan’s principal balance monthly. Construction or development draws and other loan related costs are disbursed to the borrower when certain events have occurred or benchmarks have been reached. Generally, the deferred portion of unearned interest and undisbursed construction draws and other loan related costs do not earn interest and are included as a reduction of Mortgage Loan Note Obligations and classified as Undisbursed Portion of Loans-In-Process and Interest Reserves, which are reductions in arriving at Mortgage Loan Note Principal.
          Participations Issued
          The Fund sells participating interests in loans to its Manager and to third-parties. Generally, such sales are at par and for no more than 50% of a loan’s principal balance and generally the Fund remains the loan’s servicing agent. Under terms of the participation agreements, the purchaser and the Fund are pari-passu pertaining to all rights, privileges and obligations of ownership. However, because of the Fund’s continuing involvement in such loans and because the participated interests are not legally isolated from the Fund in a bankruptcy remote separate legal entity, these participations are recorded as secured borrowings by the Fund and classified as Participations in Mortgage Loans Issued. Under this structure, interest earned on the entire loan is recorded as interest income by the Fund and interest earned by the purchaser is recorded as interest expense.
          Whole Loans Sold
          The Fund sells whole loans at par to its Manager and to third-parties. Under terms of the whole loans sold agreements, the purchasers assume all rights, privileges and obligations of ownership. The loans sold to the Manager historically have always been repurchased and the sold loans to third parties are periodically repurchased at the request of the purchaser. The loans sold to the Manager are not legally isolated from the Fund in a bankruptcy remote separate legal entity and the Fund generally has continuing involvement in such loans, and therefore these sales are recorded as secured borrowings by the Fund and, together with participations issued to the Manager, are included in borrowings from Fund Manager on the balance sheet. For whole loans sold to third-parties, an assignment of interest in the promissory note, beneficial interests under deeds of trust and guaranty are executed, servicing transferred and the loan is removed from the books of the Fund at par with no gain or loss on sale recorded. Under terms of these transactions, the Fund has no legal right or obligation to repurchase nor does the purchaser have a legal right to require repurchase. Historically, all of these transactions are used to facilitate short-term cash needs of the Fund.

          Unearned Income
          In certain instances, at the time a loan is funded, an estimate of interest due for the scheduled maturity of the loan and certain other expenses payable by the borrower are charged to and are included in the loan principal balance. The amount of the unearned interest or other expenses included in the borrower’s loan principal balance is credited to a liability account for the benefit of the borrower and classified as unearned income and other funds held. Should a loan prepay, any unearned portion of the interest or expenses included in principal is credited to the borrower at payoff as a reduction of the loan’s principal balance.
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
          Our assets consist primarily of investments in short-term commercial mortgage loans, cash, and cash equivalents. At September 30, 2007 and December 31, 2006, the principal amount outstanding on our aggregate investment in mortgage loans was $451.2 million and $258.6 million, respectively. Our loans typically have original maturities between six and 18 months. The interest rates on these loans may be fixed, or may vary with the Prime interest rate, generally subject to a minimum rate floor. At September 30, 2007, the weighted average remaining term to scheduled maturity of our outstanding loans was 6.6 months (excluding loans in default), with 45.8% of the portfolio at fixed interest rates and 54.2% of the portfolio at variable interest rates. At September 30, 2007 the weighted average rate on our fixed rate portfolio was 12.17%, and was 12.58% on our variable rate portfolio tied to the Prime interest rate. The weighted average interest rate on the aggregate portfolio was 12.39%.
          At December 31, 2006, the weighted average remaining term to scheduled maturity of our outstanding loans was 6.2 months, with 69.0% of the portfolio at fixed interest rates and 31.0% of the portfolio at variable interest rates. At December 31, 2006, the weighted average rate on our fixed rate portfolio was 12.26%, and was 12.49% on our variable rate portfolio tied to the Prime interest rate. The weighted average interest rate on the aggregate portfolio was 12.33%.
          Due to the short-term maturities of our loans, market fluctuations in interest rates generally do not affect the carrying value of our investment in the loans. However, significant and sustained changes in interest rates would affect our operating results. If interest rates decline significantly, some of the borrowers could prepay their loans with the proceeds of a refinancing at lower interest rates. Assuming such loans could not be replaced by us with loans at interest rates similar to those which were prepaid, such prepayments would reduce our earnings and funds available for distribution to Members. On the other hand, a significant increase in market interest rates could result in a slowdown in real estate development activity, which could reduce the demand for our real estate loans. As a result, we might encounter greater difficulty in identifying borrowers or loans which meet our underwriting criteria. Due to the complex relationship between interest rates, real estate investment and refinancing possibilities, we are not able to quantify the potential impact on our operating results of a material change in our operating environment other than interest rates. However, assuming our December 31, 2006 portfolio remained unchanged for one year, a 100 basis point increase in the prime interest rate at December 31, 2006 would cause our portfolio yield to increase by 25 basis points to 12.64%. Conversely, with a 100 basis point decrease in the prime interest rate our portfolio yield would decrease by 21 basis points to 12.18%. The disproportionate result is due to the interest rate floor contained in our variable rate loans. The following table presents the impact on annual interest income based on changes in the prime rate:
Impact on Annual Interest Income based on Pro-forma Changes in the Prime Interest Rate

	December 31, 2006 Portfolio Information
	Fixed Rate	Variable Rate	Total
Current Principal	$178,515,372	$80,099,402	$258,614,774
Current Weighted Average Yield	12.26%	12.49%	12.39%

Annualized Interest Income	$21,885,985	$10,004,415	$31,890,400

				Pro-forma	Change
				Yield	In Yield

Increase in Prime Rate:
0.5% or 50 basis points	$—	$400,497	$400,497	12.49%	0.10%
1.0% or 100 basis points	$—	$800,994	$800,994	12.64%	0.25%
2.0% or 200 basis points	$—	$1,601,988	$1,601,988	12.95%	0.56%

Decreases in Prime Rate:
0.5% or 50 basis points	$—	$(299,401)	$(299,401)	12.22%	(0.17)%
1.0% or 100 basis points	$—	$(395,610)	$(395,610)	12.18%	(0.21)%
2.0% or 200 basis points	$—	$(536,428)	$(536,428)	12.12%	(0.27)%
          Assuming our September 30, 2007 portfolio remained unchanged for one year, a 100 basis point increase in the prime interest rate at September 30, 2007 would cause our portfolio yield to increase by 33 basis points to 12.72%. Conversely, with a 100 basis point decrease in the prime interest rate our portfolio yield would decrease by only one basis point to 12.38%. The disproportionate result is due to the interest rate floor contained in our variable rate loans. The following table presents the impact on annual interest income based on changes in the prime rate:

Impact on Annual Interest Income based on Pro-forma Changes in the Prime Interest Rate

	September 30, 2007 Portfolio Information
	Fixed Rate	Variable Rate	Total
Current Principal	$206,855,439	$244,323,300	$451,178,739
Current Weighted Average Yield	12.17%	12.58%	12.39%

Annualized Interest Income	$25,181,255	$30,731,704	$55,912,958

				Pro-forma	Change
				Yield	In Yield

Increase in Prime Rate:
0.5% or 50 basis points	$—	$257,877	$257,877	12.45%	0.06%
1.0% or 100 basis points	$—	$1,479,493	$1,479,493	12.72%	0.33%
2.0% or 200 basis points	$—	$3,922,726	$3,922,726	13.26%	0.87%

Decreases in Prime Rate:
0.5% or 50 basis points	$—	$(50,136)	$(50,136)	12.38%	(0.01)%
1.0% or 100 basis points	$—	$(67,336)	$(67,336)	12.38%	(0.01)%
2.0% or 200 basis points	$—	$(67,336)	$(67,336)	12.38%	(0.01)%
          The following table presents information about our mortgage loan principal balances as of September 30, 2007, presented separately for fixed and variable rates and the calendar quarters in which such mortgage loans mature.

Loan Rates:	Matured	Q4 2007	Q1 2008	Q2 2008	Q3 2008	Q4 2008	Total
Fixed	$11,134,520	$48,548,850	$19,834,829	$112,859,373	$21,824,115	$30,121,613	$244,323,300
Variable	31,658,820	72,426,905	58,388,490	—	44,381,224	—	206,855,439

	$42,793,340	$120,975,755	$78,223,319	$112,859,373	$66,205,339	$30,121,613	$451,178,739

          As of December 31, 2006, we had cash and cash equivalents totaling $12.2 million, or 4.4% of assets, and as of September 30, 2007, we had cash and cash equivalents totaling $78.5 million, or 14.7% of assets, all of which were held in bank accounts or highly liquid money market accounts. We anticipate that approximately 3%-5% of our assets will be held in such accounts as a working capital reserve. We believe that these financial assets do not give rise to significant interest rate risk due to their short-term nature.
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
          In the course of the Fund’s initial evaluation of disclosure controls and procedures, management of IMH considered certain internal control areas in which we have made and are continuing to make changes to improve and enhance controls. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer of IMH concluded that there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors.
          In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Item 1A, “Risk Factors,” in our Form 10, which could materially affect our business, financial condition or results of operations. The Risk Factors included in our Form 10 have not materially changed other than as set forth below. The risks described in our Registration Statement on Form 10 and below are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.
Defaults on our mortgage loans will decrease our revenue and distributions.
          We are in the business of investing in mortgage loans and, as such, we risk defaults by borrowers. Any failure of a borrower to repay loans or to pay interest on loans will reduce our revenue and distributions to Members, and potentially the value of the units and Members’ interest in the Fund as a whole. As of September 30, 2007, ten of our borrowers were in default on loans with outstanding principal balances totaling $75.1 million and we had commenced foreclosure proceedings on five of the ten related loans.
Our loan portfolio is concentrated geographically and a downturn in the economies or markets in which we operate could have a material adverse effect our loan portfolio and Member distributions.
          As of September 30, 2007, we invested principally in mortgage loans in Arizona and California and we also had loans outstanding in Texas, New Mexico, Idaho, North Carolina, Minnesota and Nevada. Depending on the conditions of various real estate markets and on the Fund’s performance, we may expand our investments throughout the United States. Real estate markets vary greatly from location to location and the rights of secured real estate lenders vary considerably from state to state. IMH’s limited experience in other U.S. real estate markets may impact its ability to make prudent investment decisions on our behalf. Because we are not well diversified geographically, a downturn in the economies of the states in which we presently have loans, specifically in Arizona and California, or deterioration of the real estate market in these states, could adversely affect our loan portfolio.
Recent developments in the mortgage market could adversely effect our markets.
          Uncertain economic conditions in the foreseeable future could have a material impact on the collectibility of our loans. To date, the problems experienced by some lenders in the residential mortgage market have not had any material adverse affect upon the markets in which we operate. However, we understand that the weakness in residential lending could at some point have an adverse impact upon our markets. Therefore, we seek to maintain a loan-to-value ratio that is significantly lower than troubled sub-prime residential lenders. Nevertheless, no assurances can be given that a marked increase in loan defaults accompanied by a rapid decline in real estate values will not have a material adverse effect upon our financial condition and operating results.
          A downturn in the real estate markets where we conduct business might result in defaults on our loans and might require us to record reserves with respect to non-performing loans. In addition, there is a continuing weakness in certain sectors of the economy and we are subject to risks inherent in our business strategy that entails expedited loan approval procedures. If the economy weakens and our borrowers are unable to complete their projects or obtain takeout financing, or are otherwise adversely impacted, we may experience loan defaults, which may reduce the amount of funds we have to pay dividends to our Members.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
          Since our inception, we have issued securities without registration under the Securities Act. We offer and sell these securities in reliance upon exemptions from the registration requirements provided by Rule 506 of Regulation D under the Securities Act, which is a safe harbor for Section 4(2) of the Securities Act relating to sales not involving any public offering. We offer the units through our Manager and its executive officers, none of whom receive any direct compensation or remuneration for such sales, and through a network of licensed broker-dealers and their respective registered representatives. The securities are offered and sold only to persons who are “accredited investors” within the meaning of Rule 501 of Regulation D under the Securities Act and without the use of any underwriters or general solicitation, as that concept is embodied in Regulation D. Any sales commissions or other forms of remuneration paid to broker-dealers or their respective registered representatives in connection with the sale of units are paid by the Manager. Generally, current broker-dealer selling agreements set forth a 2% selling commission and a 25 basis point trail commission, which is an annual commission paid on the balance of units sold by a broker-dealer or its registered representatives which are outstanding at each anniversary of the initial issuance of the units. All proceeds from the sale of units are used to fund short-term commercial mortgage loans. The following table summarizes unit and Member activity for each quarter during the three months ended September 30, 2007, as well as inception-to-date information for the Fund:

	Member Investments				Redemptions
		Additional First	Additional	Reinvestment
	Initial Investment	Year Contributions	Contributions	Contributions	Full	Partial	Net
July 1 — Sept 30

Direct

Dollars	$5,726,019	$4,874,498	$7,377,776	$3,116,563	$(1,110,208)	$(2,159,052)	$17,825,596

# Members	55	41	48	1,496	(7)	(24)	48

# Units	573	487	738	312	(111)	(216)	1,783

Broker/Dealer

Dollars	$62,746,499	$5,725,711	$13,242,019	$4,022,542	$(1,163,066)	$(547,000)	$84,026,704

# Members	598	87	73	3,200	(16)	(7)	582

# Units	6,275	573	1,324	402	(116)	(55)	8,403

Third Quarter Totals
Dollars	$68,472,518	$10,600,209	$20,619,795	$7,139,105	$(2,273,274)	$(2,706,052)	$101,852,300

# Members	653	128	121	4,696	(23)	(31)	630

# Units	6,846	1,060	2,062	714	(227)	(271)	10,185

2007 YTD Totals

Dollars	$201,394,196	$19,936,302	$51,755,282	$18,245,656	$(7,358,268)	$(18,268,132)	$265,705,035

# Members	1,727	238	529	11,292	(64)	(114)	1,663

# Units	20,136	1,994	5,176	1,825	(736)	(1,827)	26,571

Inception To Date
Dollars	$396,874,545	$59,885,857	$91,049,188	$35,786,019	$(26,702,113)	$(32,434,175)	$524,459,320

# Members	3,239	670	1,044	11,292	(200)	(268)	3,039

# Units	39,684	5,989	9,105	3,579	(2,670)	(3,243)	52,445

Item 6. Exhibits

Exhibit
No.	Description
4.1	IMH Secured Loan Fund, LLC Restated Limited Liability Company Operating Agreement (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form 10, File No. 000-52611, filed April 30, 2007)

4.2	Form Subscription Agreement (incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form 10, File No. 000-52611, filed April 30, 2007)

31.1*	Certification of Chief Executive Officer of Investors Mortgage Holdings, Inc., manager of IMH Secured Loan Fund, LLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer of Investors Mortgage Holdings, Inc., manager of IMH Secured Loan Fund, LLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer and the Chief Financial Officer of Investors Mortgage Holdings, Inc., manager of IMH Secured Loan Fund, LLC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

**	This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filings of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES
          In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2007	IMH SECURED LOAN FUND, LLC
	By:	Investors Mortgage Holdings, Inc.
	Its:	Manager
	By:	/s/ Steven Darak
Steven Darak
Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)

INDEX TO EXHIBITS

Exhibit
No.	Description
4.1	IMH Secured Loan Fund, LLC Restated Limited Liability Company Operating Agreement (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form 10, File No. 000-52611, filed April 30, 2007)

4.2	Form Subscription Agreement (incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form 10, File No. 000-52611, filed April 30, 2007)

31.1*	Certification of Chief Executive Officer of Investors Mortgage Holdings, Inc., manager of IMH Secured Loan Fund, LLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer of Investors Mortgage Holdings, Inc., manager of IMH Secured Loan Fund, LLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer and the Chief Financial Officer of Investors Mortgage Holdings, Inc., manager of IMH Secured Loan Fund, LLC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

**	This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filings of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.