Form 10-K
period 2007-12-31
IMH Secured Loan Fund, LLC
filed 2008-03-31
CIK 1397403

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2007
Commission File Number 000-52611

IMH Secured Loan Fund, LLC
(Exact name of registrant as specified in its charter)

Delaware	81-0624254
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification No.)

11333 N. Scottsdale Rd #160
Scottsdale, Arizona	85254
(Address of principal executive offices)	(Zip code)
Registrant’s telephone number, including area code:
(602) 889-3410
Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
Units of Limited Liability Company Interests
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐     No ☑
     If this report is an annual or transition report, indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.  Yes ☐     No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No  ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Large accelerated filer: ☐	Accelerated filer: ☐	Non-accelerated filer: ☐	Smaller reporting company: ☑
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐     No  ☑
     No established public market exists for the registrant’s units.
     The registrant had 57,450 limited liability company units outstanding as of March 17, 2008.
DOCUMENTS INCORPORATED BY REFERENCE
NONE

IMH Secured Loan Fund, LLC
Annual Report on Form 10-K
for the
Fiscal Year Ended December 31, 2007

PRELIMINARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
          This Annual Report on Form 10-K (“Form 10-K”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The forward-looking statements included in this Form 10-K include statements concerning our plans, objectives, goals, strategies, future events, future performance, business trends and other information that is not historical information. When used in this Form 10-K, the words “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes,” “forecasts,” “assumes,” “may,” “should,” “will” and variations of such words or similar expressions are intended to identify forward-looking statements. All forward-looking statements, including, without limitation, the matters discussed under the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are based upon our current expectations, beliefs, projections and assumptions. Our expectations, beliefs, projections and assumptions are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that our financial condition or results of operations will meet the expectations set forth in our forward-looking statements.
          The forward-looking statements that we make in this Form 10-K are subject to a variety of risks, uncertainties and other factors that could cause actual results to differ materially from such forward-looking statements. Some of the important factors that could cause our actual results to differ from those projected in any forward-looking statements include, but are not limited to, the following factors, which are discussed in greater detail in the “Risk Factors” section of our Form 10-K:
•	Our units lack liquidity and marketability and our unitholders (“Members”) have a limited ability to sell their units or have their units redeemed. As a result, our Members may lose their entire investment or may not be able to sell their units or have them redeemed in a timely manner, or at all, or at the price they paid.

•	We are subject to risks generally associated with the ownership of real estate-related assets, including changing economic conditions, environmental risks, the cost of and ability to obtain insurance and risks related to developing and leasing of properties.

•	As a mortgage lender, we are subject to a variety of external forces that could have a material adverse effect our operations and results, including, without limitation, fluctuations in interest rates, fluctuations in economic conditions (which are exacerbated by our limited geographic diversity), the large number of competitors and amount of available capital and the effect that regulators or bankruptcy courts could have on our operations and rights as a secured lender.

•	Our loans, which are not guaranteed by any government agency, are risky and are not sold on any secondary market, and our underwriting standards may not protect Members from loan defaults or ensure that sufficient collateral, including collateral pledged by guarantors, will exist to protect Members from any such defaults.

•	Our borrowers are exposed to various risks associated with owning real estate, and unexpected costs or liabilities could reduce the likelihood that our borrowers will be able to develop or sell the real estate, which could increase the likelihood that our borrowers will default on the loans.

•	In recent periods, the homebuilding and capital markets have experienced a severe downturn. Although we are not a direct participant in these markets, we face secondary exposure because the markets we serve are directly impacted by events that occur in the homebuilding and capital markets. As a result, we have experienced an increase in delinquencies on our loans and foreclosure activity relating to the collateral securing our loans.

•	We rely exclusively on our Fund’s manager, Investors Mortgage Holdings, Inc. (“Manager”), to select and manage the mortgage loans in which we invest, and our Manager has limited experience with such activities or sponsoring mortgage funds, although certain employees of the Manager do have such experience. Our Members have no right to participate in decisions relating to the activities of our Manager, including, without limitation, the right to participate in selecting and managing mortgage investments.
•	The Fund may not be able to identify and close suitable loans for funding in a timely manner or in a time frame that corresponds with the raising of investor capital, thereby resulting in lower or varying Member yields.

•	We are obligated to pay certain fees to our Manager, which may materially and adversely impact our operating results and reduce cash available for investment and distributions.

•	Our Manager will face conflicts of interest, including, without limitation, competing demands upon its time, its involvement with other activities and entities and its desire to generate origination proceeds at the risk of extending or participating in loans not suitable for the Fund, all of which could have a material adverse effect on us.

•	We are a newly publicly reporting company and we will be required to divert considerable resources to new compliance initiatives, including refining our disclosure controls and procedures and internal control over financial reporting.

•	There are material income tax and retirement plan risks associated with ownership of our units.
          The foregoing list of factors is not exhaustive. You should carefully consider the foregoing factors and the other uncertainties and potential events described in this Form 10-K. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and involve inherent risks and uncertainties. The forward-looking statements contained in this report are made only as of the date hereof. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Except as required by applicable law, including the securities laws of the United States, we undertake no obligation, and disclaim any duty, to update or revise information contained herein to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

PART I
Item 1. Business.
History and Corporate Structure
          IMH Secured Loan Fund, LLC, a Delaware limited liability company (the “Fund,” “we,” “us,” or “our”), was organized to invest in and manage mortgage investments, consisting primarily of short-term commercial mortgage loans collateralized by first mortgages on real property, and to perform all functions reasonably related thereto, including developing, managing and either holding for investment or disposing of real property acquired through foreclosure or other means. The Manager of the Fund is Investors Mortgage Holdings, Inc., an Arizona corporation (“IMH” or the “Manager”). The minimum initial investment to participate in the Fund is $50,000 unless the Manager, in its discretion, permits a smaller investment. Only “accredited investors” as defined by Rule 501 of Regulation D promulgated under the Securities Act of 1933 may invest in the Fund. While we use the term “Fund,” the Fund is not a mutual fund or any other type of “investment company” as that term is defined by the Investment Company Act of 1940, as amended (the “Investment Company Act”) and has no plans to be registered under the Investment Company Act.
          The Fund was organized in May 2003 as a Delaware limited liability company and commenced operations in August 2003. Under our Operating Agreement, our existence is perpetual. As of February 29, 2008, total investment in the Fund was approximately $609 million. Our offices are located at 11333 N. Scottsdale Road, Suite 160, Scottsdale, Arizona 85254, and our telephone number is (602) 889-3410.
          IMH, our Manager, was incorporated in June 1997, and is licensed as a mortgage broker by the State of Arizona. IMH has a wholly-owned subsidiary, Investors Mortgage Holdings California, Inc., which is licensed as a real estate broker by the California Department of Real Estate. As of December 31, 2007, IMH has not managed and was not managing any other private or public funds similar to the Fund. IMH’s executive offices are located at 11333 N. Scottsdale Road, Suite 160, Scottsdale, Arizona 85254, and its telephone number is (602) 889-3410.
          The Fund does not have a website. The internet address for IMH is www.imhre.com. The website for IMH and the information contained therein or connected thereto does not constitute a part of this Form 10-K or any amendment thereto.
Business
Strategy
          Our business strategy is to generate current income through investment in and management of mortgage investments, consisting primarily of short-term commercial mortgage loans collateralized by first mortgages on real property, and to perform all functions reasonably related thereto, including developing, managing and either holding for investment or disposing of real property acquired through foreclosure or other means. We believe there is a significant market opportunity to make mortgage loans to owners and developers of real property whose financing needs are not met by traditional lenders. Commercial banks, insurance companies, pension funds, and other institutional lenders are subject to several layers of federal and state regulations concerning capital ratios, lending practices, concentrations, appraisal requirements, and many other matters, many of which have been subject to increased media and regulatory scrutiny following recent events in the homebuilding and capital markets. Mortgage companies often sell or package their loans into pools, which are then securitized and sold to the public. Such pools of loans typically require that the loans be homogeneous as to collateral type, loan terms, borrower profiles, and other underwriting characteristics, and have maturity dates which are several years in the future. These restrictions, and the length of time required by traditional mortgage lenders to consider a loan request, can be obstacles to some potential borrowers who are either unable to meet these requirements or who are unable to wait for a time consuming approval process. We operate in a market niche as a non-conventional real estate lender by offering expedited loan processing, approval and funding.
          We seek to capitalize on market opportunities in the commercial mortgage industry by pursuing the following strategies:
•	Offer expedited loan processing. Traditional lenders operate in a highly regulated environment, which increases the length of time it can take for such lenders to fund a project, if at all. Although the Fund adheres to its own underwriting standards, it is more flexible than traditional lenders, which allows us to more quickly approve and fund a loan. The speed with which we will be able to approve and fund a loan increases the attractiveness of our capital across all borrowing groups.

•	Focus on funding loans in the $10-50 million range. There is an abundance of lenders available for loans greater than $50 million and there are a large number of investors seeking to fund loans of less than $10 million. In contrast, we believe the market for loans of $10 to $50 million is underserved, and we seek to target the demand within this lending segment. However, the Fund has in the past invested in mortgage loans outside this range and, when IMH deems it advantageous, may do so in the future.

•	Invest a substantial amount of our capital in privately-held core operators. Although the real estate markets in the United States are varied, highly complex, and difficult to analyze, we believe many of the recent losses in the real estate markets are a result of a combination of factors and have been incurred primarily by public builders and private investors that engaged in speculative investment in both residential and commercial real estate. However, there are a large number of privately-held residential and commercial builders that choose investments based on solid economics and do not engage in more speculative activities. By focusing on these privately-held borrowers with established track records as core operators, IMH believes it will be able to deploy the Fund’s capital to projects with a greater chance of economic success, which reduces the rate of default on our loans and increases our returns, although we cannot assure any such economic success, reduction in defaults, or increase in return.

•	Fund our loans to creditworthy borrowers. The Fund does not invest in the so-called “subprime” market, which is characterized by residential loans to retail consumers that are of questionable creditworthiness at increased rates, which is necessary to offset the increased credit risk. The Fund does not make loans to retail consumers. Rather the Fund seeks to invest in creditworthy business borrowers with established records as core operators whose projects may not otherwise qualify for traditional lending due to internal issues regularly imposed or lending limits by such lenders.

•	Provide short-term capital solutions to long-term projects. The Fund invests in loans with maturities between six and 18 months, although the Fund may expand into loans with maturities of up to 24 months. We purposefully fund many of our loans with maturities that occur prior to the anticipated completion date of a project, which enables us to evaluate the progress and shifting risk profile of a project.

•	Fund our loans at 200 to 500 basis points above loans provided by traditional lenders. The Fund currently invests in loans bearing interest between 200 to 500 basis points above loans made by traditional lenders.

•	Fund loans with adequate security. The Fund only invests in loans collateralized by first mortgages on the real property that is the subject of the loan. The Fund usually requires personal guarantees of the equity owners of the borrower entities, and it will at times take second lien positions in additional collateral as necessary. These security measures increase the likelihood that the Fund will be able to receive a return of its invested capital.

•	Fund loans with an abundance of equity. We make loans where we believe the loan has an abundance of equity. When a default occurs, we believe we are well positioned to not only preserve our investors’

capital, but to ultimately recover default interest and fees and potentially more. Our philosophy is that the most prudent strategy for preserving equity following a default is to begin enforcement sooner rather than later.
•	Invest in opportunity buys. Given the current real estate and capital market conditions, we are actively pursuing mortgage investments that can be purchased from third parties at a significant discount from IMH’s estimate of the net realizable values of such mortgage investments. Such investments may take the form of troubled mortgage investments held by traditional mortgage institutions. Further, depending on the associated project’s development status, such purchases may give rise to additional loans with a lower basis and more appropriate valuations due to the changes in economic conditions. We anticipate these opportunity buys to be available for at least the next 12 to 18 months.
          Each of the mortgage loans we acquire is collateral dependent, and we only acquire mortgage loans from borrowers that IMH, as our Manager, believes have sufficient equity in the real estate securing the loans and that otherwise meet our underwriting standards (or, in the case of opportunistic loan purchases, that would have met our underwriting standards had we been the original lender). We do not evaluate loans based exclusively on a credit scoring model or a standard checklist. Rather, we utilize a residual analysis methodology, whereby we test whether there is there sufficient “equity” in the loan that, in the event of a default and foreclosure, we could complete development of the project in a manner such that the fair value of the project in the marketplace would exceed our aggregate investment, ideally generating a return of 18%-20% or more. In conducting this analysis, IMH, among other things, considers the market conditions in the geographic location of the property securing the loan, engages in discussions with developers and other experts in the local market to verify borrower assertions as to market conditions and with national experts to evaluate the potential market conditions that could impact appreciation or depreciation in the value of the property securing the loan and, if applicable, evaluates the current and projected revenue from the property, the expected levels of applicable rental and occupancy rates.
          We believe that focusing on the value of the underlying real estate is important because the real estate is our primary source of payment of the loan, and residual analysis mitigates the likelihood of lending too much money in relation to the project’s value. Similar to conventional lenders, we rely upon the skill of independent appraisers to value the collateral underlying our loans. We believe this approach has allowed us to remain well-positioned in a volatile market.
          As with any lender, due to the nature of the loan approval or evaluation process, there is a risk that the underwriting and research IMH performs will not reveal all material facts pertaining to the borrower or the collateral. As with all investments, there is a relationship between the risk assumed and the possible reward earned. While we may charge higher interest rates than a traditional lender, the rates are not necessarily solely indicative of the risk of the loans we choose to fund, or a lack of creditworthiness of the borrowers. Rather, our rates are also reflective of the premium the borrower is willing to pay resulting from the short-term nature of the original loan terms, coupled with the benefit realized by the borrower from our ability to close loans quickly.
Markets We Serve
          Locations
          As of February 29, 2008, we invested in mortgage loans principally in Arizona and California and we also had loans outstanding in Texas, New Mexico, Idaho, Minnesota, and Nevada. Depending on the conditions of various real estate markets and on the Fund’s performance, we may expand our investments throughout the United States. Real estate markets vary greatly from location to location and the rights of secured real estate lenders vary considerably from state to state. See Item 1A, Risk Factors – “Risks of the Mortgage Lending Business,” for more information on the risks associated with our industry.

          Loan Size
          The market for commercial loans of less than $10 million is highly competitive because many investors, including private investment groups and local and community banks, participate in this “small” loan market. At the end of 2006, there were more than 7,000 community banks with less than $1 billion in assets in the United States and numerous additional “small” loan investors.
          The market for commercial loans of more than $50 million is predominantly serviced by large commercial banks, insurance companies, pension funds, and other institutional lenders, many of which have vast capital resources. For example, based on statistics compiled by the Federal Reserve, at the end of the 2007, insured banks chartered within the United States with in excess of $1 billion in consolidated assets controlled over $9.2 trillion in assets around the world, $7.7 trillion of which are located in the United States. To enable these large institutions to recover the costs of approving and funding a loan, the banks are required to invest in large dollar value loans. Accordingly, although there are relatively fewer participants in the large commercial loan market, the amount of available capital in this market is significant and served by institutions with far greater resources than the Fund.
          Although the size and capital structure of the Fund, as well as the quality of borrowers and projects, influences our Manager’s selection of suitable investments for the Fund, the Fund intends to target loans in the $10 million to $50 million range. However, there can be no assurance that any or all of the Fund’s loans will be made in this target range.
Funding Strategy
          We obtain funding for our business from the sale of limited liability company interests to accredited investors in a continuous private placement that is exempt from registration under the Securities Act. Substantially all such accredited investors are persons referred to us by broker-dealers who are licensed by the Financial Industry Regulatory Authority, Inc. (“FINRA”) and their respective registered representatives, and none of our investors are obtained through any form of general solicitation.
          Prior to the Fund commencing operations, our Manager would assist borrowers in obtaining mortgage financing directly from investors. Our Manager established pre-existing relationships with several of these investors and two of these investors, both of whom were accredited, provided the Fund with its first capital in August 2003. In August 2004, our Manager entered into its first selling agreement with a broker-dealer registered with and regulated by the FINRA. Although our Manager continues to locate investors for the Fund through the its network of pre-existing relationships, as of February 29, 2008, our Manager had expanded its network to 37 licensed broker-dealers who sell substantially all new interests in the Fund.
          To ensure that interests in the Fund are sold in compliance with applicable law, the selling agreements provide that the broker-dealers can only offer interests in the Fund in compliance with all rules and regulations of the Securities and Exchange Commission (“SEC”), FINRA, and the states in which the broker-dealer offers or sells interests in the Fund, and only to accredited investors with whom the respective broker-dealer has a sufficient pre-existing relationship to enable the broker-dealer to reasonably apply the suitability standards that are applicable to investors of the Fund. The selling agreements are entered into by our Manager in its capacity as such, for our benefit. All commissions and other selling expenses are paid by our Manager. Neither the Fund nor its Members bear any of the costs of the offering of the securities.
          As of December 31, 2007, approximately 72% of our Members were domiciled in the following six states: California, Arizona, Illinois, Texas, Minnesota and Ohio.

Investment Objectives and Policies
In General
          We invest in mortgage investments, consisting primarily of commercial mortgage loans. As of February 29, 2008 we had loans in Arizona, California, Texas, New Mexico, Idaho, Minnesota, and Nevada, although we continually evaluate other regions. Our Manager, IMH, underwrites the loans we fund and evaluates the loans that we acquire from third parties. In the case of loans that we fund, IMH offers borrowers an expedited loan approval process. In addition, as a non-conventional lender, we are more willing to invest in mortgage loans to borrowers that may not qualify under bank regulatory or other underwriting guidelines. Because of our increased willingness to fund non-conventional loans, borrowers are willing to pay us an interest rate that is generally 200 to 500 basis points above the rates charged by conventional lenders, and to pay points and fees to IMH to obtain the loan. All points and fees paid by the borrower to obtain the loan are paid to and retained by IMH. In most cases the borrower’s source of cash to pay the points and fees is from the funding of the loan.
          All mortgage loans are collateralized by a first mortgage on real property, and usually include a personal guarantee by the principals of the borrower. We do not make second or more junior loans, restricting our loans to those secured by first mortgages or trust deeds on real estate. We do, however, accept second mortgages on other properties as additional collateral for a first mortgage loan. Our loans include first mortgages on improved residential and commercial properties, construction loans, bridge loans and loans secured by improved and unimproved land. We do not make loans secured principally by owner-occupied residential property or other consumer-type loans. Independent third-party companies, with supervision of the Manager, provide construction inspections and construction document management services for the majority of the construction loans.
Investment Objectives
          Our principal investment objectives are to:
•	Preserve and return investor capital;

•	Produce revenue from the interest income, default fees and other amounts on our mortgage investments;

•	Provide monthly earnings and cash distributions to our investors;

•	Reinvest payments of principal and proceeds of prepayments, payoffs, sales and insurance proceeds, net of expenses; and

•	Preserve and recover the value of investments in loan collateral, through the development of the collateral or other investments related to such collateral.
          We cannot assure that we will continue to achieve these objectives or that investors’ capital will not decrease. IMH may change our overall investment strategy, subject to the fiduciary obligations that it owes to all Fund Members. However, IMH may not change our investment objectives, except upon approval of a majority of the Fund Members. IMH does not have the authority to do anything that would impair our ability to carry on our ordinary business as a mortgage lender.
Acquisition and Investment Policies
          We seek to deploy approximately 95% to 97% of our cash in mortgage investments and to retain approximately 3% to 5% in bank accounts or highly liquid money market funds as a working capital reserve. However, our actual deployment may vary depending on the timing and amount of investor capital raised and the timing and amount of loans identified and funded.

          The majority of the collateral on our mortgage loans is the real property that the borrower is operating, purchasing or developing with the funds that we make available. Our mortgage investments are not insured or guaranteed by any government agency.
          IMH evaluates prospective mortgage investments, selects the mortgages in which we invest and makes all investment decisions on our behalf, using the residual analysis approach summarized above. In addition, when selecting mortgage loans for us, IMH generally adheres to the following guidelines:
          1. Types of Loans in Which We Invest. We invest in loans which are secured by first mortgages on real property. Historically, we minimized our exposure by intentionally avoiding significant investment in a number of asset classes that we believed deviated from our core philosophy and would have resulted in an unnecessary risk to investor capital, including condominium conversions, high-rise condominiums, public home builders, large land parcels not in proximity to existing development, and office condominiums. Our loans fall into the following categories: pre-entitled land which is not entitled or zoned for its intended use; entitled land; construction of new and improvement of existing structures.
          Pre-Entitled Land Loans
          We acquire loans intended for the purchase of raw, unimproved land which will be held for future development or for which the borrower is processing the entitlements with applicable governmental authorities. The term “entitlements” refers to development agreements and tentative maps or recorded plats, depending on the jurisdiction within which the land is located. Entitlements generally give the developer the right to obtain building permits upon compliance with applicable ordinances and regulations.
          Entitled Land Loans
          We acquire loans that enable borrowers to acquire entitled real property and hold it for future development or sale, to complete the basic infrastructure, or to hold the developed land for future construction of projects. Development of the land may include installing electricity, sewers, water, other utilities, and streets.
          Construction and Existing Structure Loans
          We acquire loans for the construction of structures on developed land. Funds under this type of loan will generally not be released to the borrower until work in the previous phase of the project has been completed and an independent inspector has verified certain aspects of the construction and its costs. We generally require material and labor lien releases prior to releasing funds for completed construction work on the project. We also lend funds or acquire mortgages which allow commercial borrowers to make improvements or renovations to existing property or structures in order to increase the net operating income of the property or otherwise enhance the value of the property so that it may qualify for permanent or long-term bank, institutional or other traditional refinancing.
          2. Loan-to-Value Ratio. While the maximum loan amount for a particular project may vary based on the specific relevant factors for the project and the borrower, when originating or acquiring mortgage loans, we utilize the following loan-to-value guidelines in determining the maximum amount of our loan in relation to the estimated realizable value of the related collateral property at the time of origination:

Loan-to-Value
Type of Secured Property	Ratios
Pre-entitled Land	60%
Entitled Land	60%
Construction and Existing Structures	70%

          IMH, in its discretion, may increase any of the above loan-to-value ratios if a given loan is supported by other collateral or enhancements adequate to justify a higher loan-to-value ratio, including personal guarantees. These loan-to-value ratios do not apply to financing offered by us to the purchaser of any real estate acquired through foreclosure, or to refinance an existing loan that is in default when it matures. In those cases, IMH, in its sole discretion, is free to accept any reasonable financing terms or make additional investments that it deems to be in our best interest. Periodically, our collateral includes personal property which is incidental to the ownership or operation of the real property.
          IMH obtains an independent appraisal for each collateral property. IMH retains appraisers who are licensed, qualified or certified as independent appraisers. Appraisals are only estimates of value and cannot be relied on as absolute measures of realizable value. An employee of IMH reviews each appraisal report and conducts a physical inspection of each property. A physical inspection includes an assessment of the subject property, the adjacent properties and the neighborhood.
          From time to time appraisals may not be able to be completed before we fund or acquire a loan. This will typically happen when the borrower has a very short time period in which to close or refinance, and there is insufficient time for an appraiser to complete a report. In those instances, IMH will rely on a verbal opinion from the appraiser from whom we have ordered the appraisal, verbal opinions of value from knowledgeable real estate brokers, reviews of comparable sales, and other techniques. Ultimately, IMH always confirms the receipt of the formal appraisal and verifies that the value reported therein is as represented.
          3. Priority of Mortgages. We invest only in first mortgages and trust deeds unless a second mortgage on a different property is offered as additional collateral. Even in those cases, we do not advance money solely in respect of a second mortgage. However, IMH, in its sole discretion, is free to accept any reasonable financing terms or make additional investments that it deems to be in our best interest.
          4. Terms of Mortgage Loans. Our loans typically have maturities between six and 18 months. Substantially all of our loans provide for monthly payment of interest only with a “balloon” payment of principal payable in full upon maturity of the loan. The interest rate may be fixed, or may vary with the Wall Street Journal Prime Interest Rate (“Prime,” “Prime rate” or “Prime interest rate”), generally subject to a minimum interest rate (“the rate floor”). Loans are often written for an initial term which is often shorter than the time required for the borrower to accomplish the development objective for the property. This condition typically results in a request by the borrower for an extension of the maturity date. The extension requests are a planned element of our business and do not necessarily indicate a problem with the loan. Extensions of loan maturities are considered on a case-by-case basis and give IMH an opportunity on our behalf to assess the continued viability of the project, the borrower’s progress toward development objectives, the borrower’s credit, the condition of the real estate market, and other factors in order to make a determination about whether to extend the maturity date. If an extension is granted, our Manager typically charges the borrower a fee for processing the extension or making other appropriate modifications. Borrowers do not customarily pay this fee out of their own funds, but instead usually pay the fee out of available unfunded loan proceeds, or by negotiating an increase in the loan amount sufficient to pay the fee. Currently, our loans do not contain prepayment penalties or exit fees. We currently require a borrower to repay a mortgage loan upon the sale of the mortgaged property rather than allow the buyer to assume the existing loan. In the course of writing mortgage loans, the loan documents sometimes require that funded interest reserve accounts be established for certain borrowers. Under these arrangements, upon initial funding of the loan, a predetermined amount, approximating interest due during the initial loan term, is deposited into a controlled disbursement account in the name of the borrower for the benefit of the Fund. The Fund routinely directs such funds to be held in segregated money market and short-term investments accounts that are generally fully FDIC insured through participation in the Certificate of Deposit Account Registry Service (“CDARS”) program. Under the CDARS program, that deposit is broken into $100,000 increments (making the full amount eligible for FDIC insurance coverage) and is spread out among other members of the CDARS member bank network. These accounts, which are fiduciary in nature and held in the borrowers’ names, are not included in the Fund’s financial statements.

          5. Escrow Conditions. We fund our loans through an escrow held by an independent title insurance company or escrow company, subject to the following conditions, among others:
•	Borrowers must obtain lender’s title insurance coverage for all loans, with the title insurance policy naming us as the insured and providing title insurance in an amount at least equal to the maximum principal amount of the loan. Title insurance insures only the validity and priority of our deed of trust and other matters related to title, and does not insure us against loss by other causes, such as diminution in the value of the collateral property.
•	Borrowers must obtain fire and casualty insurance for all loans secured by improved real property, naming us as loss payee in an amount sufficient to cover the replacement cost of improvements. Borrowers must also obtain adequate liability insurance, naming us as an additional insured.
          6. Credit Evaluations of the Borrower. Before originating or acquiring a loan, IMH determines that a borrower has sufficient equity in the collateral property to meet the loan-to-value ratios or that sufficient other collateral is available. IMH also considers the income level, assets, liabilities, and creditworthiness of a borrower to determine its ability to repay the mortgage loan.
          7. Diversification. We seek to prevent any single mortgage loan from exceeding 10% of our loan portfolio. Additionally, we anticipate that mortgage loans outstanding to any one borrower or group of related borrowers will not exceed 20% of our loan portfolio. When the Manager has deemed it appropriate to do so, we have exceeded these guidelines.
          8. Cash Reserves. We seek to deploy approximately 95% to 97% of our cash in mortgage investments and to retain approximately 3% to 5% in bank accounts or highly liquid money market funds as a working capital reserve. However, our actual deployment may vary depending on the timing and amount of investor capital raised and the timing and amount of loans identified and funded.
          9. Loan Loss Reserve. IMH has the right in its discretion to accumulate a loan loss reserve (the “Loan Loss Reserve,” as that concept is explained in our Operating Agreement) from Fund earnings. Additions to the Loan Loss Reserve are not an expense under Accounting Principles Generally Accepted in the United States of America (“GAAP”) or for tax purposes. The funds allocated to the Loan Loss Reserve are deducted from net income in order to compute net distributable earnings. The Loan Loss Reserve is a component of the capital accounts of our Members and if any Member’s units are redeemed, the redeemed Member’s proportionate share of any unused Loan Loss Reserve will be included in the redemption payment or shortly thereafter. When the Fund terminates, any unused Loan Loss Reserve will be reduced generally in proportion to the decrease in the Fund’s “Earning Asset Base,” which is defined in our Operating Agreement as mortgage investments held by the Fund and property acquired by the Fund through foreclosure. The amount of the reduction in the unused Loan Loss Reserve will be distributed to the then current Members in proportion to their respective capital account balance. Consequently, in any particular fiscal year the amount of taxable income reported to Members is likely to be different from the amount of net distributable earnings distributed to Members. The Loan Loss Reserve is held in cash, and IMH does not anticipate that the Loan Loss Reserve will be greater than 1% of the aggregate loan principal balances.
          10. Sale of Mortgage Investments. We may sell or participate our mortgage investments or interests in our loans to either IMH or non-affiliated parties to create short term liquidity to fund new loans or to temporarily reduce portfolio risk. IMH has purchased, and may in the future purchase, loans from us and then pledge such purchased loans as collateral under a bank line of credit for which IMH is obligated. IMH or any other purchaser of our loans will have all of the benefits, risks, and obligations of ownership after the time of such purchase, including the right to all interest earned. Although there is no obligation for us to do so, we have in the past repurchased such loans from IMH, and may do so in the future. However, we do not expect that the loans will be readily marketable or that a secondary market will develop for them.

          11. Participation. We may also participate in loans with other lenders, including IMH, by providing funds for, purchasing an undivided interest in, or selling an undivided interest in a loan meeting our investment guidelines. We consider loan participations if:
•	we could diversify our portfolio;

•	we could reduce our risk;

•	we could arbitrage interest rates;

•	we do not have sufficient funds to invest in an entire loan; or

•	IMH originates a loan that fits within our investment guidelines but the loan would be disproportionately large given our then existing portfolio.
          IMH may acquire a mortgage loan portfolio of its own and we may purchase or participate in these loans for a price equal to the par value of the note. If we participate in loans with IMH, we expect to be pari-passu with IMH pertaining to all rights, privileges and obligations of ownership.
          If we participate in loans with others, we seek to be the lead lender, alone or with IMH. As lead lender, we would generally have the authority to:
•	manage the relationship with the borrower;

•	cause a sale of the mortgage or our interest therein subject to any limitations which may be imposed by the participation agreement between the parties;

•	approve budgets and major capital expenditures for any property acquired through foreclosure; and

•	exercise a right of first refusal on any desired sale by a participant of its interest in a loan.
          12. Purchase of Mortgage Loans from IMH or Third Parties. We may acquire from IMH or third parties whole mortgage loans, or participations in mortgage loans, for a price not in excess of the par value of the note or the portion thereof relating to the amount participated. We consider loan acquisitions, whether in whole or in part, if doing so would diversify our portfolio or enable us to take advantage of a market opportunity, reduce our risk, result in an arbitrage of interest rates, reduce the significance of an otherwise disproportionately large loan that is held by the Fund or result in a maximum deployment of the Fund’s capital, or in order to gain exclusive control of a participated loan, within the investment constraints otherwise described in this Form 10-K.
          13. Mortgage Loans to Affiliates. We do not lend to IMH. We have in the past and may also in the future make a loan to Members of the Fund or their affiliates (other than IMH) on the same basis as a loan made to any other borrower, as long as the Member or affiliate of the Member, and the collateral, satisfy the relevant underwriting criteria.
Various Other Policies and Procedures
          Without approval of a majority of the Members, we will not:
•	issue equity securities senior to the units;

•	invest in the securities of other issuers for the purpose of exercising control, except when exercising our rights as a secured lender;

•	discontinue providing our Members with the reports we are required to distribute to our Members by our Operating Agreement; or

•	issue any units or other securities for other than cash.

Regulation
Mortgage Broker Regulations
          Our operations are conducted by IMH. IMH’s operations as a mortgage broker are subject to regulation by federal, state and local laws and governmental authorities. IMH holds a mortgage broker’s license in Arizona. As a licensed mortgage broker, IMH is subject to regular on-site examinations by the Arizona Department of Financial Institutions, which may review its advertising, record maintenance, and financial reporting. Under applicable Arizona law, regulators have broad discretionary authority over IMH’s activities. However, mortgage broker regulation does not generally involve the underwriting, capital ratio or concentration guidelines or requirements that are generally imposed on more traditional lenders. IMH has a wholly-owned subsidiary, Investors Mortgage Holdings California, Inc., which is licensed as a real estate broker by the California Department of Real Estate. Under California law, the Department of Real Estate exercises regulatory authority over mortgage lenders. The California subsidiary is the entity through which IMH originates California loans which it brokers to us. IMH or its employees maintain appropriate licenses or registrations in other jurisdictions where IMH determines that such licensure or registration is required or advisable.
Securities Laws
          We and IMH are also subject to various federal and state securities laws regulating the issuance and sale of securities. These federal laws are enforced principally by the SEC, while the state laws are enforced principally by the corporation commissions, attorneys general, or similar agencies of the states in which interests in the Fund are sold. At December 31, 2006, the aggregate value of our assets exceeded $10,000,000 and our units were held by 500 or more persons of record. Therefore, pursuant to regulations under Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Fund qualified as a publicly reporting entity, and accordingly, the Fund filed a registration statement on Form 10 and is now required to file periodic reports and other required information with the SEC.
Arizona Corporation Commission
          In December 2004, and via several supplemental requests thereafter, the Securities Division of the Arizona Corporation Commission (the “ACC”) requested certain information pertaining to the operations of the Fund and IMH. IMH has fully responded to all requests made by the ACC. We have not had any communication from the ACC since November 2005.
ERISA and Other Laws
          The Fund and IMH could become subject to certain provisions of the Employee Retirement Income Security Act of 1974 (“ERISA”). In limited circumstances, IMH may also be subject to the Equal Credit Opportunity Act of 1974 and the Fair Credit Reporting Act of 1970.
REIT and Mortgage Dealer Status
          We are not qualified as a real estate investment trust under the Internal Revenue Code of 1986, as amended (the “Code”), and therefore we are not subject to the restrictions the Code imposes on the activities of real estate investment trusts. We also intend to conduct our business so that we are not to be deemed a “dealer” in mortgage investments for federal income tax purposes, although we can provide no assurance that our activities will not be deemed to constitute dealer activities.

Investment Company Status
          IMH intends to manage the Fund such that the Fund is not an “investment company” within the meaning of the Investment Company Act. Under Section 3(c)(5)(C) of the Investment Company Act (the “Real Estate Exemption”), issuers that (a) are not engaged in the business of issuing redeemable securities, face-amount certificates of the installment type or periodic payment plan certificates and (b) are primarily engaged in purchasing or otherwise acquiring mortgages and other liens on and interests in real estate, are excluded from the definition of “investment company.” IMH believes the Fund it is not an “investment company” because it satisfies the requirements of the Real Estate Exemption, and the Fund intends to conduct its operations in compliance with the Real Estate Exemption.
          The Fund is primarily engaged in purchasing or otherwise acquiring mortgages and other liens on and interests in real estate. The staff of the SEC, through no-action letters, has stated that it would regard an issuer as being engaged primarily in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate, within the meaning of Section 3(c)(5)(C) of the Investment Company Act, if (a) at least 55% of the value of the issuer’s assets consists of mortgages and other liens on and interests in real estate (“Qualifying Assets”) and (b) at least 25% of the value of the issuer’s assets consists of loans that do not qualify as Qualifying Assets, but 55% of the fair market value of each such loan is secured by real estate at the time the issuer acquires the loan (“Real Estate-Related Assets”). Not more than 20% of the issuer’s assets may consist of miscellaneous investments, including all other loans held by an issuer, cash, government securities, and investments in partnerships or other businesses not qualifying as either Qualifying Assets or Real Estate-Related Assets.
          The staff of the SEC has stated that it would regard as Qualifying Assets mortgage loans that are fully secured by real property, and the staff of the SEC has granted no-action relief to permit a participation interest in a mortgage loan fully secured by real property to be considered a Qualifying Asset if the holder of the participation interest controls the unilateral right to foreclose on the mortgage loan in the event of a default. As disclosed elsewhere in this Form 10-K, the Fund seeks to deploy approximately 95% to 97% of its cash in short-term mortgage investments that are secured by first deeds of trust or mortgages, and to retain approximately 3% to 5% in bank accounts or highly liquid money market funds as a working capital reserve. All of the loans funded by the Fund are secured by the underlying real estate. If the Fund participates in a loan with a third-party, the Fund seeks to be the lead lender in the participation, which, among other things, provides the Fund with the unilateral ability to foreclose on the loan in the event of a default. Since its inception, the Fund has been the lead lender on all but two participated loans, as to which neither party was identified as the lead lender. At the time of original funding, each loan represented less than 5% of the Fund’s total loan portfolio and currently such loans collectively represent less than 2% of the Fund’s portfolio. Accordingly, IMH believes the Fund qualifies for the Real Estate Exemption. However, the staff of the SEC could take a different view and, although IMH intends to conduct the Fund’s operations such that it qualifies for the Real Estate Exemption, the Fund might inadvertently become an investment company if loans in which the Fund participates and is not the lead lender exceed a percentage of the Fund’s portfolio that is deemed acceptable by the staff of the SEC.
Usury Laws
          Usury laws in some states limit the interest that lenders are entitled to receive on a mortgage loan. State law and court interpretations thereof applicable to determining whether the interest rate on a loan is usurious, and the consequences for exceeding the maximum rate, vary. For example, we may be required to forfeit interest above the applicable limit or to pay a specified penalty. In such a situation, the borrower may have the recorded mortgage or deed of trust cancelled upon paying its debt with lawful interest, or the lender may foreclose, but only for the debt plus lawful interest. In the alternative, a violation of some usury laws results in the invalidation of the transaction, thereby permitting the borrower to have the recorded mortgage or deed of trust cancelled without any payment and prohibiting the lender from foreclosing.

          In California, we only invest in loans which are made through real estate brokers licensed by the California Department of Real Estate because such loans are exempt from the California usury law provisions. Prior to November 2006, all California loans were brokered to us only by unrelated third-party licensed brokers. In November 2006, our Manager formed a wholly-owned California subsidiary which is licensed by the California Department of Real Estate as a real estate broker. Substantially all California loans are now brokered to us by the California subsidiary.
          Should we or IMH not adhere to the laws and regulations which apply to us, we could face potential disciplinary or other civil action that could have a material adverse effect on our business.
Competition
          The industry in which the Fund operates is serviced primarily by conventional mortgage lenders and loan investors, which include commercial banks, insurance companies, mortgage brokers, pension funds, and private and other institutional lenders. There are also a small number of non-conventional lenders that are similar to us. We believe no single lender or group of lenders has a dominant position in our sector or the geographic markets in which we intend to invest.
          Commercial banks, insurance companies, pension funds, and other institutional lenders are subject to several layers of federal and state regulations concerning capital ratios, lending practices, concentrations, appraisal requirements and many other matters, many of which have been subject to increased media and regulatory scrutiny following recent events in the homebuilding and capital markets. Mortgage companies often sell or package their loans into pools, which are then securitized and sold to the public. Such pools of loans typically require that the loans be homogeneous as to collateral type, loan terms, borrower profiles and other underwriting characteristics, and have maturity dates which are several years in the future. These restrictions, and the length of time required by traditional mortgage lenders to consider a loan request, can be obstacles to some potential borrowers who are either unable to meet these requirements or who are unable to wait for a time consuming approval process.
          Given our market niche as a non-conventional real estate lender offering expedited loan processing, our most direct competitors are the other providers of non-conventional real estate loans, that is, lenders who offer short-term, equity-based loans on an expedited basis for higher fees and rates than those charged by conventional lenders. However, from time to time there is an increase in competition from more conventional real estate lenders and real estate loan investors, such as commercial banks, thrifts, conduit lenders, insurance companies, mortgage brokers, pension funds and other financial institutions that offer conventional real estate loans, which seek to adopt some of our expedited practices, expand their portfolios and broaden their customer base. To the extent that those other lenders make a sustained effort at such expansion, then for competitive reasons we may not be able to obtain interest rates on mortgage investments that are as high as we would otherwise obtain, which would affect our revenues and the distributions our Members receive.
          Competition in our market depends upon a number of factors, including price and interest rates of the loan, speed of loan processing, cost of capital, reliability and the quality of service and support services. Ultimately, the varied competition we face may, along with other factors, affect the quality and terms of our loans and our ability to be profitable.
          Prior to 2004, IMH had approximately ten competitors in Arizona. Between 2004 and 2006, we had as many as 60 competitors in the markets in which we operate and received approximately 100 loan requests per month, choosing to fund only five or six per month. Given the compression of the financial markets and general slow-down realized in the real estate markets during 2006 and 2007, several of our competitors exited the market. As we begin 2008, we have directly encountered only four other similarly structured private lenders in the markets in which we operate which have the ability to actively fund new loans. As a result of the decrease in competition, our loan requests have increased significantly to 400-500 per month, though we still choose to fund approximately one percent of such requests per month.
Employees
          The Fund does not have any directors, officers or employees. All of the Fund’s operations are performed by employees of our Manager. As of February 29, 2008, IMH had 57 employees.

Item 1A. Risk Factors.
          Our business involves a high degree of risk. If any of the following or other risks actually occur, our business, financial condition, and results of operations could be materially and adversely affected.
Investment Risks
Recent developments in the real estate and consumer credit markets could adversely affect our markets.
          Uncertain economic conditions in the foreseeable future could have a material impact on the collectibility of our loans. In recent periods, the homebuilding and consumer credit markets have been in a severe downturn. We face secondary exposure to downturn because the markets we serve are directly impacted by events that occur in the homebuilding and consumer credit markets. Although we seek to maintain conservative loan-to-value ratios and take other actions in an effort to ensure that the full value of our loans will be realized, there can be no assurance that a marked increase in loan defaults accompanied by a rapid decline in real estate values will not have a material adverse effect upon our financial condition and operating results.
          A downturn in the real estate and capital markets where we conduct business might result in defaults on our loans and might require us to record reserves with respect to non-accrual loans. In addition, there is a continuing weakness in certain sectors of the economy and we are subject to risks inherent in our business strategy that entails expedited loan approval procedures. As the economy has weakened and our borrowers have been unable to complete their projects or obtain takeout financing, or have been otherwise adversely impacted, we have experienced an increase in loan defaults and in loan-to-value ratios, which has reduced the amount of funds we have to pay dividends to our Members. This trend is likely to continue in the near future.
Units lack liquidity and marketability and our Members may not be able to have their units redeemed or sell their units in a timely manner, or at all, or at the price they paid.
          There is no public trading market for the units, and Members cannot freely sell or transfer their units or use them as collateral for a loan. Our Operating Agreement restricts the transfer of units. Units may not be sold or redeemed for 60 days from the date of purchase, and then only under certain circumstances. They are restricted from resale under federal and state securities laws and are not traded or listed, nor do we intend for them to be traded or listed, on an exchange or automated quotation market. Consequently, Members may not be able to sell their units or have their units redeemed in a timely manner, or at all, or at the price they paid.
Members have a limited ability to have their units redeemed and may not receive a return of their capital contribution, in whole or in part, in a timely manner, or at all.
          The ability of Members to withdraw, or partially withdraw, from the Fund and obtain the return of all or part of their capital account by having their units redeemed is subject to significant limitations, including the following:
•	Requests to redeem units may only be submitted after the units have been held for at least 60 days.

•	Redemptions are made only to the extent we have cash available and, in the judgment of the Manager, the redemption would not impair the liquidity or operation of the Fund.

•	All requests for withdrawal are on a “first-come, first-served” basis. If the amount needed to fund withdrawals in any particular month exceeds the amount of cash available for withdrawals, funds will be distributed to the Members in the order in which their requests were received.

•	If a Member’s capital account is reduced below $10,000 due to any withdrawal payment, we may distribute all remaining amounts in the capital account to the Member in cancellation of the units, and the Member will then cease to be a Member.

•	Unless the Manager determines otherwise, the total amount withdrawn by all Members during any fiscal year may not exceed 10% of the amount of capital accounts of all the Members.

•	We are not required to sell any portion of our assets to fund a withdrawal.

•	We only make redemption payments once a month.

•	If units are redeemed, the redemption will typically be paid within 60 to 90 days following the end of the month in which the request is received by IMH.
          As a result of these and other factors, our Members may not be able to have their capital contributions returned, in whole or in part, in a timely manner, or at all.
Units are not guaranteed and could become worthless.
          The units are not guaranteed or insured by any government agency or by any private party. The amount of earnings is not guaranteed and can vary with market conditions. The return of all or any portion of capital invested in units is not guaranteed, and the units could become worthless.
Our Manager may, but is not required to, pay for the Fund’s expenses and the Fund could experience a material adverse effect if it is required to pay such expenses.
          Our Operating Agreement provides that our Manager may, but is not required to, pay for overhead or operating expenses of the Fund, including costs associated with loan origination, Member development and operations, and other general overhead costs. Our Manager has historically paid such expenses but may discontinue this practice without notice at any time. If the Fund becomes responsible for these expenses, the cash flow and liquidity of the Fund could be adversely affected, which could reduce the likelihood that members will experience a return on their investment in the Fund. The Fund is required to pay direct expenses or costs, which presently include management fees paid to our Manager; expenses or costs related to defaulted loans, foreclosure activities, and property acquired through foreclosure; and interest expense paid on loans that we have sold or participated.
The Fund may grow to a size that prevents us from operating effectively or as we have in the past.
          There is no limit to the size of the Fund, as the Manager has the sole discretion to determine when, if at all, to terminate the sale of units. A significant increase in the size of the Fund might cause the Manager to accept more underwriting risk in order to find and fund sufficient numbers of mortgages to generate the yields sought by the Fund. If the Manager is unable to find and fund sufficient numbers of mortgages without incurring additional underwriting risk, then (1) investor funds will remain in money market or bank accounts, thereby reducing the Fund’s overall yield, or (2) if the Manager elects to fund mortgages which have greater underwriting risk, the default rate on the Fund’s portfolio of mortgages could increase, thereby reducing Fund yields and otherwise adversely affecting the Fund.

We rely on IMH to manage our operations and select our loans for investment and an error in judgment by IMH, a decision by IMH contrary to the one a Member would have made, or the loss of IMH as our Manager could have a material adverse effect on our business and the amount of cash available for distribution to our Members.
          Our ability to achieve our investment objectives and to pay distributions depends upon IMH’s performance in obtaining, underwriting, processing, making and brokering loans to us, and determining the financing arrangements for borrowers. Members must rely on the judgment of IMH in investing the proceeds of this offering because we do not have an independent board of directors and Members will not have the opportunity to evaluate the financial information or creditworthiness of borrowers, or other economic or financial data concerning our loans. If IMH were to make an error in judgment in managing our operations or selecting loans for us, our business and the amount of cash available to distribute to Members could be adversely affected. If we were to lose the services of IMH as manager for any reason, there is no assurance that a qualified replacement manager could be found. If no qualified replacement manager can be found, we may be forced to terminate the Fund.
We depend on key personnel of IMH and the loss of their services could harm our business.
          We do not have any directors, officers or employees. Our success depends upon the continued efforts of certain key personnel of IMH, including among others, Shane Albers, CEO, and William Meris, President. If any of these individuals were to cease employment with IMH, our operating results could suffer. Our future success also depends in large part upon IMH’s ability to hire and retain additional highly skilled managerial, operational and marketing personnel. Competition for such personnel is intense. Should IMH be unable to attract and retain key personnel, the ability of IMH to make prudent investment decisions on our behalf may be impaired.
Any indemnification of our Manager by us will decrease the amount available for distribution to Members.
          Pursuant to our Operating Agreement, we may be required to indemnify IMH or others from any action, claim or liability arising from any act or omission made in good faith and in performance of its duties under the Operating Agreement. Such indemnification may reduce the amount of funds we have available to distribute to Members.
We will incur significant increased costs as a result of operating as a publicly-reporting company, and our management will be required to devote substantial time to new compliance initiatives.
          As a publicly-reporting company, we will incur significant additional accounting, legal and other expenses that we did not previously incur. Although IMH currently pays the Fund’s expenses, it may discontinue this practice at any time and the liquidity of the Fund could be adversely affected if it is required to bear the burden of the increased costs resulting from being a publicly-reporting company.
          Also, the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) and the Exchange Act, and the rules and regulations promulgated thereunder, impose additional and sometimes burdensome requirements on publicly-reporting companies. For example, the Exchange Act requires, among other things, that the Fund file annual, quarterly and current reports with respect to the Fund’s business and financial condition. Moreover, the Sarbanes-Oxley Act requires, among other things, that the Fund maintain effective disclosure controls and procedures and internal control over financial reporting.
          IMH will need to devote a substantial amount of time to these compliance initiatives, which will divert IMH from otherwise focusing on the day-to-day business activities of the Fund. In the aggregate, these events could have a material adverse effect on our business, financial condition and results of operations.

If we fail to maintain proper and effective internal controls, our ability to produce accurate financial statements could be impaired, which could cause us to fail to meet our reporting obligations or cause investors to lose confidence in our reported financial information, which could lead to a decline in the value of our units.
          IMH will be required to deliver a report that assesses the effectiveness of our internal controls over financial reporting. Substantial work by IMH is required to implement, document, assess, test and remediate any system of internal controls IMH develops. This process is expected to be both costly and challenging and we cannot give any assurances that we will be able to develop an effective system of internal controls or that material weaknesses will not be identified in connection with our compliance with the provisions of the Sarbanes-Oxley Act. Implementing any appropriate changes to our internal controls may entail substantial costs to modify our existing financial and accounting systems, take a significant period of time to complete, and distract IMH personnel from the operation of our business. These changes may not, however, be effective in maintaining the adequacy of our internal controls, and any failure to maintain that adequacy, or a consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs and could materially impair our ability to operate our business. In addition, the existence of any material weakness in our internal control over financial reporting could also result in errors in our financial statements that could require us to restate our financial statements, cause us to fail to meet our reporting obligations and cause investors to lose confidence in our reported financial information, all of which could lead to a decline in the value of units.
If the Fund becomes subject to the Investment Company Act, the sustainability of the Fund’s business model and its ability to pay distributions will be jeopardized, and the Fund will experience a material adverse effect.
          If the Fund becomes subject to the Investment Company Act, the Fund would be required to comply with numerous additional regulatory requirements and restrictions, any or all of which could adversely affect the sustainability of the Fund’s operations and its ability to make distributions, and force the Fund to discontinue its business. As described elsewhere in this Form 10-K, IMH believes that the Fund has qualified for the Real Estate Exemption under the Investment Company Act since the inception of the Fund. If the Fund were required to register as an investment company but failed to do so, the SEC could bring an action to enjoin the Fund from further violating the Investment Company Act. Also, there can be no assurance that the laws and regulations governing investment companies, including the interpretations of the Division of Investment Management of the SEC, regarding the treatment of assets as qualifying real estate assets or real estate-related assets, will not change in a manner that adversely affects the Fund’s operations.
The Fund may not be able to identify and close suitable loans for funding in a timely manner or in a time frame that corresponds with the raising of investor capital.
          As a result of deteriorating market conditions and other factors, including our unwillingness to deviate from our stringent underwriting standards in a difficult market, we may not be able to deploy our funds, whether raised through investments from new or existing members, or through repayment of a loan, in a timely fashion or in a manner deemed acceptable or appropriate by you, or at all. Failure to deploy our capital to mortgage investments for an extended period of time could have an adverse effect on the earnings of the Fund, and resulting yield to our Members.

Risks of the Mortgage Lending Business
Defaults on our mortgage loans will decrease our revenue and distributions.
          We are in the business of investing in mortgage investments and, as such, we risk defaults by borrowers. Any failure of a borrower to repay loans or to pay interest on loans will reduce our revenue and distributions to Members, and potentially the value of the units and Members’ interest in the Fund as a whole. As of December 31, 2007, 15 of our 61 loans with outstanding principal balances totaling approximately $133.5 million were in default, and we had commenced foreclosure proceedings on 13 of the 15 loans in default. Two loans in default at December 31, 2007 were either paid off or paid down and removed from non-accrual status subsequent to year end. For one of the loans in default, the Fund is a participating lender and the lead lender has commenced formal foreclosure proceedings. In addition, in the first quarter of 2008, the Fund foreclosed its lien and took title to the underlying real estate collateral of three loans in default at December 31, 2007 with outstanding principal balances totaling $18.8 million. As of December 31, 2007, management has recorded an allowance for credit loss totaling $1.9 million. As of December 31, 2006, there were three loans in default with aggregate principal balances totaling $13.9 million.
          Based on management’s evaluation of each loan and the portfolio as a whole, except as described above, it is management’s opinion that all loan principal and recorded interest and costs are recoverable as of December 31, 2007.
          We depend upon the value of our real estate collateral to protect us on the loans that we make. We depend upon the skill of independent appraisers and other techniques to value the collateral underlying our loans. However, notwithstanding the experience of the appraisers selected or approved by our Manager, they may make mistakes or may err in their judgment. Also, the realizable value of the real estate may decrease due to subsequent events. As a result, there may be less collateral than anticipated at the time the loan was originated. In this regard, in recent periods, the real estate market in Arizona and California, especially related to home building and lot development has declined. If the value of our collateral declines and a foreclosure and sale occurs, we may not recover the full amount of our loan, thus reducing the amount of cash available within the Fund.
Our borrowers are exposed to risks associated with owning real estate and unexpected expenses or liabilities resulting from such ownership could reduce the likelihood that our borrowers will be able to develop or sell the real estate that serves as collateral for our loans, which will increase the likelihood that our borrowers will default on the loans that we fund.
          Among other matters, our borrowers will incur the expense of maintaining, operating, developing and protecting the real estate that serves as collateral for our loans; they will be exposed to the risk of tort liability for injury to others and other similar risks associated with owning such real estate; they will be exposed to risk of a decline in value of such real estate due to market or other forces; they will be exposed to the risks of zoning, rezoning, and many other regulatory matters affecting such real estate; they will be exposed to financial and tort liability risks, including construction defect claims, associated with any development or construction on such real estate; they will be exposed to risks associated with any potential environmental hazards; they will be exposed to market risk and the possibility that they will not be able to develop, sell or operate such real estate to generate the income expected from such real estate. Any or all of these risks, if not properly managed by the borrower, could impose substantial costs or other burdens on our borrower or such real estate, or result in a reduction in the value of such real estate, thereby increasing the likelihood of default by the borrower.
Our underwriting standards and procedures may not protect us from loan defaults, which could reduce the Fund’s earnings and distributions to Members.
          The underwriting standards and procedures used by IMH may be different from conventional lenders, so we may invest in loans to borrowers who may not always meet the standards of conventional lenders. While several procedures in our underwriting process are similar to those of traditional lenders, there are also some differences that provide IMH with more flexibility in underwriting and closing loans. First and foremost, traditional lenders, such as banks, typically focus most heavily on the borrower/guarantor’s financial position and cash flow, and secondarily on the asset. While we certainly consider the strength of the borrower/guarantor in our underwriting, our primary focus is on the asset value and the economic viability of the project as a whole. Additionally, banks are subject to various limitations and restrictions set forth by regulatory bodies. For example, banks have minimum capital requirements and are generally restricted in the amount available to fund defined categories of loans (e.g., land, construction, commercial). The Fund is not subject to such restrictions. Also, banks have restrictions on how appraisals are written and require final appraisals prior to loan funding. The Fund will often accept a verbal preliminary value from the appraiser (shortly thereafter followed by the final appraisal) to fund a loan. Banks also do not typically consider secondary collateral when determining loan-to-value, while the Fund does factor in the value of such collateral, albeit generally on a discounted basis. Banks also focus on additional services that may be sold to the borrower (e.g., investments, deposits), while our focus is strictly on the loan and related collateral. Finally, while we have a loan committee that reviews and approves each loan, we have far fewer layers of management approval providing us the advantage of closing a loan more quickly. Nevertheless, due to the nature of our loan approval process, there is a risk that the underwriting IMH performs will not reveal all material facts pertaining to the borrower and the collateral. There may be a greater risk of default by our borrowers which may impair our ability to make timely distributions and which may reduce the amount we have available to distribute.
Guarantors of our loans may not have sufficient assets to back up their guarantees, which could make enforcing such guarantees difficult and costly, and could reduce the cash available to distribute to Members.
          Our loans are not insured or guaranteed by any federal, state or local government agency. Our loans may be guaranteed by individuals or entities which are typically affiliated with the borrower. These guarantors may not have sufficient assets to back up their guarantees in whole or in part, and collections pursuant to any such guarantees may be difficult and costly. Consequently, if there is a default our only recourse may be to foreclose upon the mortgaged real property. The value of the foreclosed property may have decreased and may not be equal to the amount outstanding under the corresponding loan, resulting (upon sale) in a decrease of the amount of cash available within the Fund.
We do not expect a secondary market to develop for our loans and we will be forced to bear the risk of deteriorating real estate markets, which could increase the defaults on our loans and reduce Member distributions.
          We do not expect a secondary market to develop for our loans. As a result, we will generally bear all the risk of our investment until the loans mature. This will limit our ability to mitigate our risk in changing real estate markets and may result in reduced returns to our investors.
Our loan portfolio is concentrated geographically and a downturn in the economies or markets in which we operate could have a material adverse effect our loan portfolio and Member distributions.
          As of the date of this Form 10-K, we have mortgage investments in Arizona, California, Texas, New Mexico, Idaho, Minnesota, and Nevada. Depending on the conditions of various real estate markets and on the Fund’s performance, we may expand our investments throughout the United States. Real estate markets vary greatly from location to location and the rights of secured real estate lenders vary considerably from state to state. IMH’s limited experience in other U.S. real estate markets may impact its ability to make prudent investment decisions on our behalf. Because we are generally not diversified geographically, a downturn in the economies of Arizona, California, or the few other states in which we presently have loans, or deterioration of the real estate market in these states, could adversely affect our loan portfolio.

We may have difficulty protecting our rights as a secured lender, which could reduce the value or amount of collateral available upon foreclosure and have a material adverse effect on our business.
          We believe that our loan documents enable us to enforce our contractual arrangements with borrowers. However, the rights of borrowers and the rights of other secured lenders may limit our practical realization of those benefits. For example:
•	Foreclosure is subject to the delays of the legal processes involved. Judicial foreclosure could involve protracted litigation. Although we expect to generally use non-judicial foreclosure, which is quicker, our collateral may deteriorate and decrease in value during any delay in foreclosing.

•	The borrower’s right of redemption following foreclosure proceedings can delay or deter the sale of our collateral and can, for practical purposes, require us to own and manage any property acquired through foreclosure for an extended period of time.

•	Unforeseen environmental hazards may subject us to unexpected liability and procedural delays in exercising our rights.

•	The rights of junior secured parties in the same property can create procedural hurdles for us when we foreclose on collateral.

•	We may not be able to obtain a deficiency judgment after we foreclose on collateral. Even if a deficiency judgment is obtained, it may be difficult or impossible to collect on such a judgment.

•	State and federal bankruptcy laws can temporarily prevent us from pursuing any actions against a borrower or guarantor, regardless of the progress in any suits or proceedings and can, at times, permit our borrowers to incur liens with greater priority than the liens held by the Fund.
By becoming the owner of property we become subject to the various risks of owning real property and we could incur unexpected costs and expenses, which could have a material adverse effect on our business and reduce cash available for distributions to Members.
          We do not intend to own real property unless we foreclose on a defaulted loan and acquire the property at the foreclosure sale. If we do become the owner, we will incur some of the same obligations and be exposed to some of the same risks as our borrower was prior to such foreclosure. See the risk factor starting with “Our borrowers are exposed to risks associated with owning real estate” above.
The Fund has no experience in foreclosing on or managing and developing real estate and, following a foreclosure, the Fund may not be able to manage the real estate it forecloses upon or develop the underlying projects in a timely or cost-effective manner or at all, which could adversely affect the Fund’s results of operations and Member distributions.
          The Fund has no prior experience in foreclosing on or managing and developing real estate, although certain employees of the Manager do have such experience. In the event the Fund acquires real estate through foreclosure or otherwise, the Fund may seek to complete the underlying projects, either alone or through joint ventures. There can be no guarantee that the Fund will be able to manage the development process in a timely or cost-effective manner or at all.
          If the Fund requires third party assistance in managing or developing projects, either through joint ventures or selling the rights to manage or develop projects in whole, the Fund may be unable to find such assistance at an attractive cost or at all. Even if the Fund is able to locate such assistance, the Fund may be exposed to the risks associated with the failure of the other party to complete the development of the project as expected or desired. These risks include the risk that the other party would default on its obligations, necessitating that the Fund complete the other components itself (including providing any necessary financing).

          If the Fund enters into joint ventures to manage or develop projects, such joint ventures involve certain risks, including, without limitation, that:
•	the Fund may not have voting control over the joint venture;

•	the Fund may not be able to maintain good relationships with its joint venture partners;

•	the joint venture partner may have economic or business interests that are inconsistent with those of the Fund;

•	the joint venture partner may fail to fund its share of operations and development activities, or to fulfill its other commitments, including providing accurate and timely accounting and financial information to the Fund; and

•	the joint venture or venture partner could lose key personnel.
          Any one or more of these risks could have an adverse effect on results of operations of the Fund and reduce or deplete funds that are otherwise available for Member distributions.
Our results are subject to fluctuations in interest rates and other economic conditions and a decline in interest rates or other economic conditions could reduce the amount of earnings available for distribution.
          As of the date of this Form 10-K, our loans do not contain prepayment penalties or exit fees. Should interest rates decrease, our borrowers may prepay their outstanding loans in order to receive a more favorable rate. This may reduce the amount of earnings we have available to distribute.
          Our results of operations may vary with changes in interest rates and with the performance of the relevant real estate markets. If the economy is healthy, we expect that more people will borrow money to acquire, develop or renovate real property. However, if the economy grows quickly, interest rates may increase to the point where the cost of borrowing may become too expensive. Alternatively, if the economy enters a recession or other down-turn, real estate development, and therefore real estate lending, may slow. In addition, we are also subject to other economic conditions, such as a particular industry migrating to or from one of the states in which we make loans. A slowdown in real estate lending may mean we will have fewer opportunities to invest in loans, thus reducing our revenue and earnings.
Our loans generally contain provisions for balloon payments upon maturity, which are riskier than loans with fully amortized payments and which increases the likelihood that a borrower may default on the loan.
          As of the date of this Form 10-K, substantially all of our loans provide for monthly payment of interest only with a “balloon” payment of principal payable in full upon maturity of the loan. To the extent that a borrower has an obligation to pay mortgage loan principal in a large lump sum payment, their ability to repay the loan may be dependent upon their ability to sell the property, obtain suitable refinancing or otherwise raise a substantial amount of cash. There is no assurance that a borrower will have sufficient resources available to make a balloon payment when it becomes due. As a result, these loans may involve a higher risk of default than amortizing loans.
Competition for mortgage loans may reduce yields, which could reduce earnings and distributions to Members.
          Our competitors consist primarily of conventional mortgage lenders and mortgage loan investors including commercial banks, insurance companies, mortgage brokers, pension funds, and private and other institutional lenders. Some of the companies with which we compete may have substantially greater financial, technical and other resources than the Fund. Additionally, if our competitors decrease interest rates on their loans or make funds more accessible we may also reduce interest rates on our loans in order to remain competitive, which would reduce our revenue and the distributions Members receive.

Our business is subject to regulation by several government agencies and a disciplinary or civil action that occurs as a result of an actual or alleged violation of any rules or regulations to which we are subject could have a material adverse effect on our business.
          Our operations are conducted by IMH. IMH’s operations as a mortgage broker are subject to extensive regulation by federal and state laws and governmental authorities, all of which have focused on lending regulation with increased scrutiny following recent events in the homebuilding and capital markets. We and IMH are also subject to various federal and state securities laws regulating the issuance and sale of securities. Should we or IMH not adhere to these and other laws and regulations which apply to us, we could face potential disciplinary or other civil action that could have a material adverse effect on our business. Among other consequences, if we are found to have violated such laws or regulations, we may be required to make a rescission offer for our units, which will require us to return capital contributions, plus interest, to our Members, which could have a material adverse effect on our liquidity.
          In December 2004, and via several supplemental requests thereafter, the Securities Division of the ACC requested certain information pertaining to the operations of the Fund and IMH. IMH has fully responded to all requests made by the ACC. Neither we nor our Manager has had any communication from the ACC since November 2005.
Any borrowing by us will increase risk and may reduce the amount we have available to distribute to Members.
          We anticipate that we may borrow funds to expand our capacity to invest in real estate loans or to distribute earnings on accrued but uncollected interest for loans in default. At December 31, 2007, we had no present lending commitment for any borrowings. Subsequent to December 31, 2007, we secured a loan commitment in the amount of $10 million for such purposes. Any such borrowings will require us to carefully manage our cost of funds and no assurance can be given that we will be successful in this effort. If we are unable to repay any such indebtedness or make interest payments on any loans, our lenders would likely declare us in default and could require that we repay all amounts owing under our loan facilities. Even if we are repaying the indebtedness in a timely manner, interest payments owing on the borrowed funds may reduce our income and the distributions our Members receive.
          We may borrow funds from several sources, and the terms of any indebtedness we incur may vary. Some lenders may require as a condition of making a loan to us that the lender will receive a priority on mortgage repayments received by us. As a result, if we do not collect 100% of the principal on our loans, the first dollars we do collect may go to our lenders and we may therefore incur a loss that will result in a decrease of the amount available for distribution to our Members.
If we are unable to obtain leverage on favorable terms, our ability to make new investments, our operating costs and ability to make dividend payments may be adversely affected.
          Our return on investment may be dependent upon our ability to grow our portfolio of existing and future mortgage investments through the use of leverage. Our ability to obtain any such leverage on attractive terms will ultimately depend on any number of factors, some of which are beyond our control. Our failure to obtain leverage at the contemplated levels, or to obtain leverage on attractive terms, could have a material adverse effect on our ability to make new mortgage investments, on our operating costs and on our ability to pay distributions over time.
Conflicts of Interest Risks
          The risk factors below describe material conflicts of interest that may arise in the course of IMH’s management and operation of our business. The list of potential conflicts of interest reflects our knowledge of the existing or potential conflicts of interest as of the date of this Form 10-K and neither IMH nor the Fund have formally documented procedures to identify, analyze or monitor any such conflicts of interest although IMH personnel are aware of the nature of activities that might result in conflicts of interest and are periodically discussed among management. There can be no assurance that no other conflicts of interest will arise in the future.
IMH will face conflicts of interest concerning the allocation of its personnel’s time, which could result in a decreased amount of time spent developing and managing the Fund’s portfolio.
          IMH may manage a portfolio of mortgage investments for other investors, itself or its principals, intends to sponsor other real estate programs having investment objectives similar to ours, and may engage in the business activities described in the “Certain Relationships and Related Transactions” section in this Form 10-K. As a result, IMH may have conflicts of interest in allocating its time and resources between our business and those other activities. IMH currently devotes substantially all of its time to activities of the Fund. However, IMH may develop a portfolio of its own or become involved in additional business opportunities in the future and we cannot guarantee that IMH will have as much or sufficient time to devote to Fund activities in the future. The Operating Agreement does not specify a minimum amount of time and attention that IMH is required to devote to the Fund.
IMH will face conflicts of interest concerning loans it may make to us and may take actions as our creditor that may harm our business.
          IMH is permitted by the Operating Agreement to lend money to us, on terms and limitations prescribed in the Operating Agreement. There is a risk that IMH will lend money to us and earn interest from such a loan, even if we are able to borrow from another source on the same terms. In addition, IMH may take actions as our creditor that may harm our business.
IMH will face conflicts of interest arising from fees charged to borrowers and may make loans that are not suitable for the Fund in an effort to generate origination and other fees that are payable from borrowers to IMH as part of the lending process.
          IMH receives substantial fees from borrowers for transactions involving mortgage loans. Substantially all of these fees are paid on an up-front basis. These fees are quantified and described in greater detail elsewhere in this Form 10-K. IMH’s compensation is based on the size of the loans originated for us. Because IMH receives all fees, our interests diverge from those of IMH when IMH decides whether we should charge the borrower higher interest rates or IMH should receive higher fees from the borrower.
IMH will face conflicts of interest arising from administrative fees payable by us to IMH for late fees, penalties or resales of foreclosed properties and may take actions not in the best interests of the Fund to generate fees.
          IMH receives from us 25% of any foreclosure sale proceeds, proceeds from sales of real estate acquired through foreclosure, late fees or additional fees after payment to the Fund of its principal, interest and costs associated with the underlying loans, but the Fund retains all risks of owning real estate in the event of any foreclosure and will be adversely affected in the event a loan cannot be repaid. Due to the size of our loans, IMH may have a substantial incentive to take actions to foreclose on properties or collect default payments, even when such actions could cause harm to the Fund or reduce the likelihood of successful repayment of a loan.

IMH will face conflicts of interest relating to other investments in mortgage loans and may extend loans in which we participate with a risk profile suitable for the other participating lender and not that of the Fund.
          We expect to invest in mortgage loans when one or more other entities or investors managed by IMH are also investing in mortgage loans. There is a risk that IMH may select for us a mortgage loan investment that provides lower returns than a mortgage loan investment purchased by another IMH entity or investor. There are no restrictions or guidelines on how IMH will determine which loans are appropriate for us and which are appropriate for another entity or investor which IMH may manage.
IMH will face conflicts of interest relating to purchasing loans from us and may select to purchase the lowest risk or best performing loans from us, which could increase the risk of the Fund’s portfolio and reduce earnings.
          IMH has purchased loans from us and then pledged such purchased loans as collateral under a bank line of credit for which IMH is obligated. IMH may purchase loans from us in the future. IMH has all of the benefits, risks, and obligations of ownership after the time of such purchase, including the right to all interest earned. There is a risk that IMH will purchase from us only the lowest risk or best-performing loans, thereby adversely affecting our portfolio risk. Although there is no obligation for us to do so, our practice in the past has been to repurchase such loans from IMH, and that practice may continue in the future. We only make such repurchases to the extent we have available cash. There is a risk that IMH will allow us to repurchase only those loans which have a higher risk profile or worse performance than other loans, thereby adversely affecting our portfolio risk and reducing our income.
IMH will face conflicts of interest related to approving loans to our Members and may approve a loan to create or maintain a business relationship suitable between an investor and the Fund and not one between a creditor and debtor.
          We have in the past and may also in the future make a loan to Members of the Fund or their affiliates, (other than IMH and its affiliates), on the same basis as a loan made to any other borrower, as long as the Member or affiliate of the Member, and the collateral, satisfy the relevant underwriting criteria. There is a risk that IMH may approve loans to Members that should not be approved, in order to create or maintain favorable business relationships with large or influential Members for the benefit of IMH’s other business enterprises.
Lack of Control by Members
We may lack control over loans that are participated with other lenders, which could limit our ability to manage the loan in a manner IMH deems advisable.
          From time to time we invest in or purchase loans jointly with other lenders, or participate our existing loans with other lenders, which may be IMH. If we are not the lead lender for the loans in which we participate, the Fund will be relying on the decisions and judgment of persons about which the members may have no knowledge.
Under the Operating Agreement the Members’ right to vote is limited and Members are bound by majority vote even if they disagree with the majority.
          Members cannot exercise control over IMH’s daily business affairs or implement changes in its policy. Moreover, IMH may amend the Operating Agreement without the consent of our Members in order to:
•	remedy any ambiguity or formal defect or omission within the Operating Agreement;
•	conform the Operating Agreement to applicable laws and regulations; and

•	make any changes to the Operating Agreement which, in the judgment of IMH, does not prejudice the rights of the Members.
          Members may vote only in a limited number of specific instances, in which case a majority of our Members (not to include IMH) can take action and bind all of the Members. The situations in which all Members (except IMH) are entitled to vote include votes to:
•	dissolve the Fund;

•	change the nature of our business;

•	amend the Operating Agreement (in certain cases);

•	remove and replace the Manager;

•	approve a merger with or into another company; or

•	approve a sale of all or substantially all of our assets.
          Although IMH may not change the nature of our business without majority approval, it may change our investment policies consistent with the fiduciary duties it owes to all of the Members.
Federal Income Tax Risks
Distributions will be reduced if we are taxed as a corporation.
          If we were to be taxed as a corporation, the distributions to our Members and the value of the units would be significantly reduced. If we do not qualify as a partnership for any taxable year, we would then be subject to federal income tax on any taxable income in that taxable year at regular corporate rates. Members could not then take tax deductions for their share of our deductions or credits. Cash distributions would be treated as distributions by a corporation in respect of its stock, and such distributions would be taxable to Members as dividends to the extent of our current and accumulated earnings. To the extent of any cash distributions exceeding our current and accumulated earnings, such amounts would be treated as gains from the sale of Members’ units once the amount of such cash distribution exceeds the cost of Members’ units.
An IRS audit of our books and records could result in an audit of Members’ tax returns, which could result in the imposition of additional tax, interest and penalties.
          If we are audited by the IRS and it makes determinations adverse to us, the IRS may require adjustments to Members’ income tax returns and may decide to audit Members’ income tax returns. Any such audit could result in adjustments to a Member’s tax return for items of income, deductions or credits, and the imposition of penalties and interest for the adjustments and additional expenses for filing amended income tax returns.
Electing large partnership status may cause recognition of income attributable to periods during which a person was not a Member and thereby create tax liability, even if the Member does not receive funds from the Fund to cover such liability.
          The Fund has elected to be taxed as a large partnership (i.e., a partnership with 100 or more partners). As an electing large partnership, any adjustments to the Fund’s tax return will flow through to the Members in the year in which the adjustment “takes effect.” An adjustment takes effect when it is no longer subject to challenge. Therefore, an adjustment to the Fund’s return for a prior fiscal year will flow through to the persons that are Members when the adjustment becomes final even if those persons were not Members when the tax item giving rise to the adjustment originally occurred.

Only the Fund may receive notice of examinations and challenge adjustments of partnership tax items and Members may not be aware of or participate in matters that could affect their tax situation.
     Under general partnership audit procedures, certain partners are entitled to receive notices of examinations and proposed adjustments to partnership tax items and to challenge any partnership adjustments. For electing large partnerships, the notice requirement is eliminated. The Internal Revenue Service (the “Service”) is required to notify only the partnership. In addition, only the partnership is permitted to challenge the Service’s adjustment of partnership tax items. The Members of the Fund may not petition for readjustment of Fund tax items.
Retirement Plan Risks
An investment in the Fund may not qualify as an appropriate investment under all retirement plans and a Member could incur liability or subject the Member’s plan to taxation if the investment in the Fund is improper.
          There are special considerations that apply to pension or profit sharing trusts or IRAs investing in units. If a Member is investing the assets of a pension, profit sharing, 401(k), Keogh or other qualified retirement plan or the assets of an IRA in the Fund, a Member could incur liability or subject the plan to taxation if:
•	the investment is not consistent with the Member’s fiduciary obligations under ERISA and the Code;

•	the investment is not made in accordance with the documents and instruments governing the plan or IRA, including the plan’s investment policy;

•	the investment does not satisfy the prudence and diversification requirements of Sections 40(a)(1)(B) and 404(a)(1)(C) of ERISA;

•	the investment impairs the liquidity of the plan;

•	the investment produces “unrelated business taxable income” for the plan or IRA;

•	the Member is not be able to value the assets of the plan annually in accordance with ERISA requirements; or

•	the investment constitutes a prohibited transaction under ERISA provisions or the Code.
Item 1B. Unresolved Staff Comments.
          None.

Item 2. Properties.
          At December 31, 2007, our assets consisted of cash, investments in mortgages secured by real estate, and interest receivable thereon. While the real estate securing the mortgages is geographically diverse, at December 31, 2007, we did not maintain any ownership of such real estate. Additionally, our primary executive and administrative offices are the offices leased by the Fund’s manager which are located in Scottsdale, Arizona. Such property is comprised of approximately 14,600 square feet of office space under various leases that expire in 2010. We believe that these facilities are adequate for IMH and us to conduct present business activities. However, we do not own this or other properties requiring disclosure under Item 102 of Regulation S-K.
          In the first quarter of 2008, we took title to certain real estate that served as collateral on three loans in default at December 31, 2007, with principal balance totaling $18.8 million. One such property consists of 25 acres of unimproved land (17 acres zoned for residential development and 8 acres zoned for commercial development) in Apple Valley, California. The property is being held for the eventual development of a single family subdivision. Another property consists of approximately 20 acres of land located in Rancho Mirage, California and is planned for the development of 31 residential lots. The third property consists of 38 acres of land located in Vista Santa Rosa, California and is planned for 116 residential lots and an 8-acre commercial project. In the opinion of management, the estimated net realizable value of such properties exceed the carrying value of the Fund’s investment in the properties. We may acquire additional properties in the future as a result of foreclosures or through other means.
Item 3. Legal Proceedings.
          IMH and the Fund are subject to oversight by various state and federal regulatory authorities including but not limited to the ACC, the Arizona Department of Revenue, the Arizona Department of Financial Institutions, the SEC and the Service. In December 2004, and via several supplemental requests thereafter, the Securities Division of the ACC, requested certain information pertaining to the operations of the Fund and IMH. IMH has fully responded to all requests made by the ACC. We have not had any communication from the ACC since November 2005. We may be party to litigation as the plaintiff or defendant in the ordinary course of business in connection with loans that go into default or for other reasons. While various asserted and unasserted claims exist, we are not currently party to any litigation as a defendant. While resolution of these matters cannot be predicted with certainty, we believe, based upon currently available information that the final outcome of such matters will not have a material adverse effect, if any, on our results of operations or financial condition.
Item 4. Submission of Matters to a Vote of Security holders.
          There were no matters submitted during the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
          We are required to file reports with the SEC in accordance with Section 12(g) of the Exchange Act. Our units have not been and will not be traded or quoted on any exchange or quotation system. There is no public market in which Members may sell their units. We do not expect that there will ever be a public market for the units. Member’s rights to sell or transfer units are severely limited. A Member may not sell parts of units unless required by law nor transfer any units if, as a result, the Member would own less than one unit. Members may transfer their units using a form approved by IMH and must obey all relevant laws when permitted to transfer units. Any person who buys units from a Member must be an accredited investor. IMH must approve any new Members and all transfers of membership must comply with the Operating Agreement. IMH’s consent to transfers will be withheld to the extent needed to prohibit transfers that would cause us to be classified as a publicly traded partnership or to no longer qualify as a partnership under the Internal Revenue Code, or if the transfer may violate applicable securities laws. If IMH approves of such transfers or assignment, we will amend our records to reflect such transfer or assignment within one month of the transaction.
Holders
          As of December 31, 2007, there were approximately 3,472 Member accounts. As of March 17, 2008, there were approximately 3,765 Member accounts.
Dividends
          We are organized as a limited liability company under Delaware law, and for Federal income tax purposes we are treated as a partnership. Consequently, we do not pay dividends. Instead, net distributable earnings are distributed monthly to our Members, who may elect either to receive a payment in cash or to reinvest the distribution pursuant to the reinvestment plan described in our Operating Agreement. Net Distributable Earnings include interest earned from borrowers net of deductions for all direct costs and expenses incurred by the Fund. Direct expenses include IMH management fees, increases in the Loan Loss Reserve account, and costs associated with defaulted loans, foreclosure activities, and property we have acquired through foreclosure. Other expenses of the Fund are paid by the Fund Manager in accordance with the Operating Agreement. No investor funds are used to pay offering costs; all such costs are paid by the Manager. In certain circumstances, distributions may also include proceeds we have received from the repayment of loans, foreclosure sales, or sales of property we have acquired through foreclosure.
Redemption of Units, Withdrawal from the Fund
          Members may withdraw, or partially withdraw, from the Fund and obtain the return of all or part of their capital account by having their units redeemed. Should Members seek to have their units redeemed, they must deliver a written request to IMH. The following sets forth limitations on Members’ ability to have their units redeemed:
•	Members can only request redemption of their units after they have held them for 60 days.

•	Payments are made only to the extent we have cash available, and in the judgment of the Manager the redemption would not impair the liquidity or operation of the Fund.

•	All requests for withdrawal are distributable on a “first-come, first-served” basis. If the amount needed to fund withdrawals in any particular month exceeds the amount of cash available for withdrawals, funds will be distributed to the Members in the order in which their requests were received.

•	If a Member’s capital account is reduced below $10,000 due to any withdrawal payment, we may distribute all remaining amounts in the capital account to the Member in cancellation of their units, and they will then cease to be a Member.

•	Unless the Manager determines that any distribution in excess of 10% will not have an adverse effect on the Fund or the Members, the total amount withdrawn by all Members during any fiscal year may not exceed 10% of the amount of capital accounts of all the Members.

•	We are not required to sell any portion of our assets to fund a withdrawal.

•	We currently only make redemption payments once a month.

•	If units are redeemed, Members will typically be paid within 60 to 90 days from the time the redemption request was received by the Manager.

Recent Sales of Unregistered Securities
          We offer and sell our units in reliance upon exemptions from the registration requirements provided by Rule 506 of Regulation D under the Securities Act, which is a safe harbor for Section 4(2) of the Securities Act relating to sales not involving any public offering. We offer the units through our Manager and its executive officers, none of whom receive any direct compensation or remuneration for such sales, and through a network of licensed broker-dealers and their respective registered representatives. The securities are offered and sold only to persons who are “accredited investors” within the meaning of Rule 501 of Regulation D under the Securities Act and without the use of any underwriters or general solicitation, as that concept is embodied in Regulation D. Any sales commissions or other forms of remuneration paid to broker-dealers or their respective registered representatives in connection with the sale of units are paid by the Manager. Generally, current broker-dealer selling agreements set forth a 2% selling commission and a 25 basis point trail commission, which is an annual commission paid on the balance of units sold by a broker-dealer or its registered representatives which are outstanding at each anniversary of the initial issuance of the units. All proceeds from the sale of units are used to fund short-term commercial mortgage loans. The following table summarizes unit and Member activity for each quarter during the year ended December 31, 2007, as well as inception-to-date information for the Fund:

	Member Investments				Redemptions
		Additional First	Additional	Reinvestment
	Initial Investment	Year Contributions	Contributions	Contributions	Full	Partial	Net
2007
January 1 - March 31
Direct
Dollars	$13,229,695	$890,000	$7,309,244	$2,835,646	$(2,165,936)	$(5,317,236)	$16,781,413

# Members	87	8	96	1,261	(16)	(28)	71

# Units	1,323	89	731	284	(217)	(532)	1,678

Broker/Dealer
Dollars	$50,166,899	$791,413	$9,289,407	$2,096,971	$(246,503)	$(1,575,195)	$60,522,994

# Members	338	12	109	1,620	(4)	(13)	334

# Units	5,017	79	929	210	(25)	(158)	6,052

First Quarter Totals
Dollars	$63,396,594	$1,681,413	$16,598,651	$4,932,617	$(2,412,438)	$(6,892,431)	$77,304,406

# Members	425	20	205	2,881	(20)	(41)	405

# Units	6,340	168	1,660	493	(241)	(689)	7,730

April 1 - June 30
Direct
Dollars	$20,408,275	$1,756,954	$5,631,989	$3,065,272	$(1,729,923)	$(7,347,681)	$21,784,886

# Members	155	22	89	1,420	(12)	(27)	143

# Units	2,040	176	563	307	(173)	(735)	2,179

Broker/Dealer
Dollars	$49,116,808	$5,897,726	$8,904,847	$3,108,663	$(942,632)	$(1,321,968)	$64,763,443

# Members	494	68	114	2,295	(9)	(15)	485

# Units	4,912	590	890	311	(94)	(132)	6,476

Second Quarter Totals
Dollars	$69,525,084	$7,654,680	$14,536,836	$6,173,934	$(2,672,556)	$(8,669,650)	$86,548,329

# Members	649	90	203	3,715	(21)	(42)	628

# Units	6,951	766	1,454	617	(267)	(867)	8,655

July 1 - Sept 30
Direct
Dollars	$5,726,019	$4,874,498	$7,377,776	$3,116,563	$(1,110,208)	$(2,159,053)	$17,825,595

# Members	55	41	48	1,496	(7)	(24)	48

# Units	573	487	738	312	(111)	(216)	1,783

Broker/Dealer
Dollars	$62,746,499	$5,725,711	$13,242,019	$4,022,542	$(1,163,067)	$(547,000)	$84,026,704

# Members	598	87	73	3,200	(16)	(7)	582

# Units	6,275	573	1,324	402	(116)	(55)	8,403

Third Quarter Totals
Dollars	$68,472,518	$10,600,209	$20,619,795	$7,139,105	$(2,273,274)	$(2,706,053)	$101,852,300

# Members	653	128	121	4,696	(23)	(31)	630

# Units	6,847	1,060	2,062	714	(227)	(271)	10,185

Oct 1 - Dec 31
Direct
Dollars	$7,241,712	$1,846,546	$6,485,024	$3,173,696	$(4,578,023)	$(9,727,166)	$4,441,789

# Members	64	17	32	1,547	(31)	(53)	33

# Units	724	185	649	317	(458)	(973)	444

Broker/Dealer
Dollars	$49,433,264	$6,563,628	$4,866,785	$4,745,559	$(10,832,867)	$(6,893,504)	$47,882,866

# Members	451	102	48	3,925	(51)	(34)	400

# Units	4,943	656	487	475	(1,083)	(689)	4,788

Fourth Quarter Totals
Dollars	$56,674,976	$8,410,174	$11,351,809	$7,919,255	$(15,410,890)	$(16,620,670)	$52,324,655

# Members	515	119	80	5,472	(82)	(87)	433

# Units	5,667	841	1,135	792	(1,541)	(1,662)	5,232

Fiscal 2007 Totals
Dollars	$258,069,172	$28,346,477	$63,107,091	$26,164,911	$(22,769,158)	$(34,888,803)	$318,029,690

# Members	2,242	357	609	16,764	(146)	(201)	2,096

# Units	25,805	2,835	6,311	2,616	(2,277)	(3,489)	31,803

Inception to December 31, 2007
Dollars	$453,549,521	$68,296,031	$102,400,997	$43,705,274	$(42,113,003)	$(49,054,846)	$576,783,975

# Members	3,754	789	1,124	16,764	(282)	(355)	3,472

# Units	45,353	6,830	10,240	4,371	(4,211)	(4,905)	57,678

Item 6. Selected Financial Data.
          The following table presents select financial and operating data for IMH Secured Loan Fund, LLC as of and for the years ended December 31, 2007, 2006, 2005, and 2004:

	As of and for the Years Ended December 31,
	2007	2006	2005	2004
Cash and cash equivalents	$73,604,222	$12,159,495	$12,089,302	$3,568,784
Total assets	$590,558,623	$273,373,754	$105,980,634	$31,760,547
Interest income and fees	$49,763,311	$21,145,474	$7,960,949	$1,614,483
Management fees	$967,850	$430,362	$166,162	$51,460
Interest expense	$1,220,276	$612,999	$375,587	$—

Net earnings	$45,675,185	$20,102,113	$7,419,200	$1,563,023
Net distributions to Members	$46,919,840	$19,379,611	$6,650,920	$1,479,306
Net Member distribution as a % of net earnings	102.7%	96.4%	89.6%	94.6%

Net earnings allocated to Members per weighted average membership units outstanding	$1,073.47	$1,189.12	$1,211.50	$1,061.84
Net distributions to Members per weighted average membership units	$1,102.72	$1,146.38	$1,086.04	$1,004.96
Average annualized yield to Members	11.09%	11.44%	10.84%	10.08%

Member Equity Related:
Retained earnings (Loan Loss Reserve)	$49,473	$1,426,453	$851,997	$83,717
Total Members’ equity	$576,833,448	$260,180,738	$97,835,421	$30,574,127

Number of Member accounts	3,472	1,376	491	185
Average Member account balance	$166,139	$189,085	$199,257	$165,266
States in which the Fund has Members	49	40	27	19

New Member investments	$349,522,740	$176,100,685	$68,661,204	$23,978,979
Member earnings distributed	$20,754,929	$7,072,247	$2,347,942	$595,906
Member earnings reinvested	$26,164,911	$12,307,364	$4,302,978	$883,400

Retained earnings additions (distributed)	$(1,244,655)	$722,502	$768,280	$83,717
% of total earnings reinvested	57.28%	61.20%	58.00%	56.52%
Redemptions	$57,790,286	$26,785,234	$6,471,168	$401,531
Redemptions as % of new investment (incl. reinvestments)	15.38%	14.22%	8.87%	1.62%

Loan Related:
Loan deployment ratio	89.0%	96.1%	91.3%	92.9%
Note balances originated	$428,777,015	$266,101,400	$139,354,303	$26,559,570
Number of notes originated	38	37	48	76
Average note balance originated	$11,283,606	$7,191,930	$2,903,215	$349,468
Net principal balances outstanding	$508,896,322	$258,614,774	$92,945,393	$28,044,649

Number of loans outstanding	61	44	41	54
Average principal balance	$8,342,563	$5,877,609	$2,266,961	$519,345
% of Portfolio Principal – Fixed interest rate	30.4%	69.0%	84.4%	100.0%

Number of fixed rate loans	22	30	37	54
Weighted average interest rate – Fixed	12.26%	12.26%	12.56%	11.64%
% of portfolio – Variable interest rate	69.6%	31.0%	15.6%	0.0%

Number of variable rate loans	39	14	4	—
Weighted average interest rate – Variable	12.52%	12.49%	11.64%	0.00%
Principal balance % by state:
Arizona	44.8%	57.9%	81.5%	93.1%

California	33.7%	37.4%	18.5%	6.9%
New Mexico	0.9%	0.3%	—%	—%
Texas	6.3%	4.4%	—%	—%

Idaho	9.6%	—%	—%	—%
Minnesota	2.9%	—%	—%	—%
Nevada	1.8%	—%	—%	—%

Interest payments over 30 days delinquent	$2,740,833	$—	$—	$—
Loans past scheduled maturity	15	3	—	—
Principal balances past scheduled maturity	$133,532,114	$13,901,000	$—	$—

Loans in non accrual status	10	—	—	—
Principal balances in non accrual status	$73,345,573	$—	$—	$—
Allowance for credit losses	$1,900,000	$—	$—	$—
Allowance for credit losses as % of loan principal	0.4%	0.0%	0.0%	0.0%

*	The Fund commenced operations in August 2003 and selected financial data for the period inception to December 31, 2003 is excluded as it is not meaningful.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.
     The following is a financial review and analysis of our financial condition and results of operations for the years ended December 31, 2007, 2006 and 2005. This discussion should be read in conjunction with the audited financial statements and accompanying notes and other detailed information regarding the Fund as of and for the year ended December 31, 2007 included in Item 8 and elsewhere of this Form 10-K. Undue reliance should not be placed upon historical financial statements since they are not indicative of expected results of operations of financial condition for any future periods.
Overview of the Business
     We invest in and manage mortgage investments, consisting primarily of short-term commercial mortgage loans collateralized by first mortgages on real property (herein referred to as mortgages), and perform all functions reasonably related thereto, including developing, managing and either holding for investment or disposing or real property acquired through foreclosure or other means. IMH is our Manager. Since August 2003, when we commenced operations, we have originated in excess of $875 million of real estate loans. For additional information on our business, see Item 1, Business, located elsewhere in this Form 10-K.
     We lend capital provided by investment in units by our Members. Only accredited investors as defined by Rule 501 of Regulation D promulgated under the Securities Act may invest in the Fund. Although the minimum initial investment is $50,000, investment accounts tend to be substantially larger. We have offered units for sale since May 2003 pursuant to the exemption from registration provided by Rule 506 of Regulation D. All investors are accredited investors, and the members are principally clients of licensed broker-dealers with whom IMH has established relationships on our behalf. The remaining members are investors with whom the officers of our Manager have prior relationships.
Industry Conditions and Fund Strategy
     In recent periods, the homebuilding and consumer credit markets have been in a severe downturn. Although we do not directly participate in these markets, we face secondary exposure to downturns in these markets because the markets we serve are directly impacted by the homebuilding and consumer credit markets. For example, based on U. S. Census Bureau data, single family home starts in the United States dropped to their lowest level since 1991 and, for 2007, there were fewer than 800,000 units sold, a 57% decrease from their annualized peak in January 2006. As a result of excess new and existing home supply, including those homes available as a result of increased foreclosure activity, coupled with the relative lack of availability of consumer mortgage financing, there has been a significant decline in the volume of home sales in recent periods, which has adversely affected the viability of some of the projects on which we lend money and has, in some cases, caused the borrowing developers to default on the loans we have extended. In the near term, we have experienced and are likely to continue to experience:
•	Continued economic, legislative and regulatory pressure on housing values and mortgage origination volumes, which has adversely affected and we believe will continue to adversely affect the demand for the residential and commercial projects our borrowers participate in and develop;

•	Increasing delinquencies of our loans and foreclosure activity relating to the collateral securing our loans; and

•	Continued disruptions in the secondary mortgage and debt capital markets, which adversely affects the ability of some of our borrowers to find alternative or follow-on financing and repay our loans.
     Nevertheless, as we begin 2008, IMH believes that the Fund’s portfolio is well positioned, especially given current conditions. Approximately 69% of the Fund’s assets are in cash or in loans underwritten in 2007 (the loans having been underwritten on the basis of what we believe to be realistic 2007 market values). Less than 30% of the Fund’s assets reflect “vintage” 2005-2006 loans when real estate values were at their peak. To position the Fund to weather the downturn, and to place the Fund in a position to capitalize on opportunities when the markets correct, IMH, on behalf of the Fund, took the following actions, among others:
•	Asset Class Avoidance: IMH minimized the Fund’s exposure by intentionally avoiding significant investment of the Fund’s money in mortgages relating to a number of asset classes because IMH believed such investments deviated from the Fund’s core philosophy and would have resulted in an unnecessary risk to investor capital. These asset classes included condominium conversions, high-rise condominiums, public homebuilder projects, large land parcels not in proximity to existing development, and office condominiums.

•	Portfolio Diversification: The Fund’s portfolio is not concentrated solely in Arizona and California and, over the past several years, the Fund has diversified into several markets that IMH believes reflect both long-term affordability and economic growth. As discussed elsewhere in this Form 10-K, IMH anticipates increased geographic diversification in 2008.

•	Underwriting: IMH utilizes residual analysis methodology in its underwriting process. This means that IMH tests whether there is there sufficient “equity” in the loan that, in the event of a default and foreclosure, we could complete development of the project in a manner such that the fair value of the project in the marketplace would exceed our aggregate investment, ideally generating a return of 18%-20% or more. We believe this type of analysis mitigates the likelihood of loaning too much money in relation to the project’s value and has allowed the Fund to remain well-positioned in a volatile market.
     As discussed elsewhere in this Form 10-K, loan defaults are rising. Although investors often view a defaulted loan as a loss event, IMH only underwrites loans where it believes the loan has an abundance of equity. Therefore, when a default occurs, IMH believes the Fund is well positioned to not only preserve its investors’ capital, but to ultimately recover default interest and fees and possibly more. For example, during fiscal 2007, Members received in excess of $400,000 in default interest and fees and, subsequent to year end, the Fund collected approximately $1.2 million in default interest and fees. In the aggregate, IMH believes it has positioned the Fund to maintain investors’ capital despite an increase in loan defaults.
     In addition, IMH believes that competition has significantly lessened, thereby permitting IMH to be more selective when choosing loans to fund. For example, in Arizona, prior to 2004, the Fund had approximately ten competitors. Between 2004 and 2006, the Fund had as many as 60 competitors in the markets in which we operate. As the Fund begins 2008, IMH is aware of only four other similarly structured private lenders in the markets in which we operate which have the ability to actively fund new loans. In 2006, IMH received approximately 100 loan requests per month and chose to fund only four or five each month. Currently, IMH receives approximately 400 to 500 loan requests per month, and chooses to fund approximately one percent of such requests per month.
Results of Operations for the Years Ended December 31, 2007, 2006 and 2005
     The income and expenses of the Fund are relatively straightforward. We generate income from interest and fees on our mortgage loans, including default interest and fees, as well as interest income from money market, short-term investments or similar accounts in which we temporarily invest excess cash. We do not pay any overhead or operating expenses as those costs are presently paid by our Manager, as permitted by the Operating Agreement, and which are summarized below. The Fund is required to pay direct expenses or costs, which presently include management fees paid to our Manager; expenses or costs related to defaulted loans, foreclosure activities, and property acquired through foreclosure (none of which are payable to the Manager); and interest expense paid on loans that we have sold or participated, but we must account for as secured borrowings. The management fee is an annual fee equal to 0.25% of the “Earning Asset Base” of the Fund, which is defined as mortgage loan investments held by the Fund and property acquired through foreclosure and upon which income is being accrued under GAAP. Accordingly, when defaulted loans or foreclosed property enter into non-accrual status, or related income is otherwise not recorded, the loan is removed from the Earning Asset Base for purposes of computing management fees. Interest expense is the amount of interest paid by us to the purchasers of participations in loans or whole loans sold.
     In accordance with Article 14 of our Operating Agreement, our Manager receives from borrowers, either directly or from loan proceeds, all revenue from loan origination, processing, servicing and extension.

	Revenues (dollars in thousands)
	Years Ended December 31,				Years Ended December 31,
	2007	2006	$ Change	% Change	2006	2005	$ Change	% Change
Interest and Fee Income
Mortgage Loans	$47,929	$20,547	$27,382	133.3%	$20,547	$7,846	$12,701	161.9%
Investments and Money Market Accounts	1,834	598	1,236	206.5%	598	115	483	420.2%

Total Interest and Fee Income	$49,763	$21,145	$28,618	135.3%	$21,145	$7,961	$13,184	165.6%

     Interest income from mortgage loans increased from $7.8 million to $20.5 million ($12.7 million increase or 161.9%) for the years ended December 31, 2005 to 2006, respectively, while interest income from investments and money market accounts increased from $115 thousand to $598 thousand ($483 thousand increase or 420.2%), respectively, during the same periods. Interest income from mortgage loans increased from $20.5 million to $47.9 million ($27.4 million increase or 133.3%) for the years ended December 31, 2006 to 2007, respectively, while interest income from investment and money market accounts increased from $598 thousand to $1.8 million ($1.2 million increase or 206.5%) during the same periods.
     The increases in mortgage loan interest for the each of the years ended December 31, 2006 and 2007 is attributed to the increase in the loan portfolio from $92.9 million at December 31, 2005 to $258.6 million at December 31, 2006 to $508.9 million at December 31, 2007. The annual mortgage yield based on average year-end loan balances was 13.0% 11.7% and 12.5%, for 2005, 2006 and 2007, respectively. The variance in average mortgage yield is attributed to the increase in variable rate loans, the drop in the prime interest rate, and the interest rate floors imposed on such loans. The increases in investments and money market interest revenues is directly attributable to the larger amount of cash available for short-term investment, which totaled $12.1 million, $12.2 million and $73.6 million at December 31, 2005, 2006 and 2007, respectively. Both the increase in the loan portfolio and cash available for short-term investment are the result of an infusion of additional capital from the sale of new units, which is then deployed as earning assets in the form of mortgage investments.

	Expenses (dollars in thousands)
	Years Ended December 31,				Years Ended December 31,
	2007	2006	$ Change	% Change	2006	2005	$ Change	% Change
Expenses
Management Fees	$968	$430	$538	125.1%	$430	$166	$264	159.0%
Interest Expense:
Borrowings from Fund Manager	390	123	267	217.1%	123	322	(199)	-61.8%
Participations in Mortgage Loans	831	490	341	69.6%	490	53	437	824.5%

Interest Expense	1,221	613	608	99.2%	613	375	238	63.5%
Provision for Credit Loss	1,900	—	1,900	100.0%	—	—	—	0.0%

Total Expenses	$4,089	$1,043	$3,046	292.0%	$1,043	$541	$502	92.8%

     Management fee expense increased from $166 thousand in 2005, to $430 thousand in 2006 ($264 thousand increase or 159%), to $968 thousand in 2007 ($538 thousand increase or 125.1%), which, expressed as a percentage of mortgage interest income for the Fund, was 2.02%, 2.09% and 2.12%, respectively. The increase in management fee expense is directly related to the increase in the size of the Fund’s loan portfolio as the fee is based directly on the “Earning Asset Base” of the Fund. While management fees as a percentage of mortgage interest income remained relatively consistent from period to period, the slight decrease is attributed to the increase in “non-earning” or non-accrual assets.

     Interest expense includes interest incurred in connection with loan participations issued to third parties and to the Fund manager. Interest expense increased from $375 thousand in 2005 to $613 thousand in 2006 ($238 thousand increase or 63.5%) to $1.2 million in 2007 ($608 thousand increase or 99.2%). The increase in interest expense is attributable to the increase in short-term borrowings by the Fund from participations or borrowings from the Fund Manager to address liquidity needs to fund new loans during the years ended December 30, 2007, 2006 and 2005.
     The provision for credit loss increased from $0 in 2006 and 2005 to $1.9 million in 2007. The provision for credit loss recorded in 2007 was a result of management’s detailed evaluation of the collectibility of the Fund portfolio. This non-cash reserve item had no impact on earnings distributed to members in 2007 and is not deductible for tax purposes until the related asset is liquidated and the loss, if any, is realized. In the event that such a reserve is not needed, it would be added back to Fund earnings. No provision for credit loss was deemed necessary in 2006 or 2005.
     As stated above, our overhead or operating expenses are presently paid by our Manager, as permitted by the Operating Agreement. Such costs include payroll and direct costs associated with loan origination activities (“Origination-related expenses”), as well as member development and operations, and other general overhead costs (“Operations-related expenses”). Based on management estimates, during the years ended December 31, 2007, 2006 and 2005, the Manager incurred Fund-related expenses as follows:
Fund-related Expenses Paid by Manager
(in millions)

	Years ended December 31,
	2007	2006	2005
Operations-related expenses	$13.1	$6.8	$3.4
Origination-related expenses	7.6	4.4	2.8

Total	$20.7	$11.2	$6.2

	Net Earnings (dollars in thousands)
	Years Ended December 31,				Years Ended December 31,
	2007	2006	$ Change	% Change	2006	2005	$ Change	% Change
Net Earnings	$45,675	$20,102	$25,573	127.2%	$20,102	$7,419	$12,683	171.0%

     Our net earnings have increased markedly each year from $7.4 million in 2005, $20.1 million in 2006 and $45.7 million in 2007. The year-over-year increases are attributed to the income generated from the loan portfolio which also increased markedly during the same period.
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

     Average loan size
     During 2007, we originated 38 new loans with an average note commitment balance of $11.3 million, as compared with an average note commitment balance of $7.2 million for the year of 2006. This increase in the average loan size is consistent with our strategy, which is to migrate our average loan amount to between $10 million and $50 million. We believe that increasing our average loan amount increases our efficiency in deploying capital and targets a market that we believe is otherwise underserved.
     Diversifying geographically
     Historically, our portfolio was invested primarily in mortgage loans where the collateral is located in Arizona and California. During 2006 and 2007 we also invested in loans in New Mexico, Texas, Idaho, North Carolina, Minnesota and Nevada. As of December 31, 2007 and 2006 geographical concentration of loan principal balances, net of the allowance for credit loss, by state, follows:

	December 31, 2007			December 31, 2006
	Amount	Percent	#	Amount	Percent	#
Arizona	$228,363,253	44.8%	34	$149,796,267	57.9%	29
California	171,560,268	33.7%	15	96,726,078	37.4%	13
New Mexico	4,468,763	0.9%	2	812,027	0.3%	1
Texas	32,113,473	6.3%	5	11,280,402	4.4%	1
Idaho	48,634,812	9.6%	2	—	—	—
Minnesota	14,780,460	2.9%	1	—	—	—
Nevada	8,975,293	1.8%	2	—	—	—

	$508,896,322	100.0%	61	$258,614,774	100.0%	44

Average Loan Principal Balance	$8,342,563			$5,877,609

     In efforts to further diversify our portfolio and limit our exposure to adverse changes in one or a few geographic markets, our Manager continues to evaluate loans in other states.
     Interest Rate Information
     We invest in both variable and fixed interest rate loans. All variable interest rate loans are indexed to the Prime rate with floors. The Prime rate had been constant at 8.25% since June 2006, but since September 2007 was reduced to 7.25% as of December 31, 2007. Since December 31, 2007, the Prime rate has been further reduced to 5.25% as of March 18, 2008.
     At December 31, 2007, 69.6% of our portfolio consisted of variable rate loans compared to 31.0% at December 31, 2006. The weighted average interest rate on variable rate loans was 12.52% at December 31, 2007 and 12.49% at December 31, 2006. This increase in the average spread over the Prime interest rate reflects our increase in pricing of new loans or loans that are extended or renewed. At December 31, 2006, one variable rate loan had a ceiling interest rate at 1.0% over its current rate, while all remaining variable rate loans outstanding had an interest rate floor. At December 31, 2007, all variable rate loans outstanding had an interest rate floor and no ceiling interest rates. As a result of this positioning, if the Prime interest rate increases during the life of the loans, interest rates on substantially all these loans would adjust upward. As a result of this positioning, as the Prime interest rate decreases, the interest rates on such loans do not decline below the floor rates, which is typically the original interest rate at the time of origination. For the impact of proforma increases or decreases in the Prime rate, see the discussion of “Quantitative and Qualitative Disclosures about Market Risk” located elsewhere in this Form 10-K.
     At December 31, 2007, 30.4% of our portfolio consisted of fixed rate loans compared with 69.0% at December 31, 2006. The average rate on fixed rate loans as of December 31, 2007 and 2006 remained constant at 12.26%. The consistency in rates for these periods reflect the fact that we have transitioned a majority of our portfolio from fixed rate to variable rate loans and several of the fixed rate loans were originated prior to 2007. For fixed rate loans originated in 2007, the consistency in the fixed rates reflects the balance created by an increased need for capital as a result of turmoil in the market, coupled with a decrease in competition, offset by the decrease in the Prime rate. As noted above, we expect to continue transitioning our portfolio to prime rate based pricing with interest rate floors. This is evidenced by the fact that over two-thirds of our portfolio consist of variable rate loans at December 31, 2007 as compared to less than one-third at December 31, 2006.
     As of December 31, 2007 and 2006, respectively, loan principal balances, net of the allowance for credit loss, summarized by fixed and variable interest rates within selected interest rate ranges and other portfolio information were as follows:

	December 31, 2007
	Fixed Rate		Variable Rate		Total
Current Rate:	#	Principal	#	Principal	#	Principal	%
11.25%	—	$—	—	$—	—	$—	0.0%
11.50%	2	26,964,042	4	15,022,582	6	41,986,624	8.3%
11.75%	1	3,111,524	—	—	1	3,111,524	0.6%
12.00%	7	52,150,144	13	88,708,674	20	140,858,818	27.7%
12.25%	1	630,550	6	68,948,504	7	69,579,054	13.7%
12.50%	3	40,273,520	8	46,793,491	11	87,067,011	17.0%
12.75%	—	—	3	63,370,631	3	63,370,631	12.5%
13.00%	7	26,094,185	—	—	7	26,094,185	5.1%
13.25%	—	—	2	45,763,759	2	45,763,759	9.0%
13.50%	1	5,680,000	1	4,840,167	2	10,520,167	2.1%
13.75%	—	—	1	5,065,000	1	5,065,000	1.0%
14.00%	—	—	1	15,479,549	1	15,479,549	3.0%

Total	22	$154,903,965	39	$353,992,357	61	$508,896,322	100.0%

% of Portfolio		30.4%		69.6%		100.0%

Weighted Average Rate		12.26%		12.52%		12.44%

Number of Loans		22		39		61

Average Principal		$7,041,089		$9,076,727		$8,342,563

	December 31, 2006
	Fixed Rate		Variable Rate		Total
Current Rate:	#	Principal	#	Principal	#	Principal	%
11.25%	—	$—	1	$3,359,700	1	$3,359,700	1.3%
11.50%	2	21,020,500	—	—	2	21,020,500	8.1%
11.75%	1	3,286,400	2	4,609,962	3	7,896,362	3.1%
12.00%	13	72,698,645	2	12,220,020	15	84,918,665	32.8%
12.25%	4	32,061,511	3	30,882,905	7	62,944,416	24.3%
12.50%	2	8,219,573	—	—	2	8,219,573	3.2%
12.75%	—	—	1	4,278,676	1	4,278,676	1.7%
13.00%	6	31,542,816	3	7,180,225	9	38,723,041	15.0%
13.25%	1	4,437,002	1	6,287,512	2	10,724,514	4.1%
13.50%	1	5,248,925	1	11,280,402	2	16,529,327	6.4%

Total	30	$178,515,372	14	$80,099,402	44	$258,614,774	100.0%

% of Portfolio		69.0%		31.0%		100.0%

Weighted Average Rate		12.26%		12.49%		12.33%

Number of Loans		30		14		44

Average Principal		$5,950,512		$5,721,386		$5,877,609

     Concentration by Category based on Collateral’s Development Status
     We classify loans into categories based on the underlying collateral’s development status for purposes of identifying and managing loan concentrations and associated risks. As of December 31, 2007 and 2006, respectively, loan principal balances, net of the allowance for credit loss, by development status, were as follows:

	December 31, 2007			December 31, 2006
	Amount	%	#	Amount	%	#
Pre-entitled Land:
Processing Entitlements	$201,264,677	39.6%	19	$145,219,454	56.1%	20

	201,264,677	39.6%	19	145,219,454	56.1%	20

Entitled Land:
Held for Investment	135,060,000	26.5%	11	41,893,482	16.2%	8
Infrastructure under Construction	60,036,887	11.8%	5	17,621,490	6.8%	4
Improved and Held for Vertical Construction	14,800,383	2.9%	3	29,387,627	11.4%	4

	209,897,270	41.2%	19	88,902,599	34.4%	16

Construction & Existing Structures:
New Structure — Construction in-process	70,863,989	13.9%	17	16,315,986	6.3%	5
Existing Structure Held for Investment	26,870,386	5.3%	6	8,176,735	3.2%	3

	97,734,375	19.2%	23	24,492,721	9.5%	8

	$508,896,322	100.0%	61	$258,614,774	100.0%	44

     We also classify loans into categories based on the underlying collateral’s projected end-use for purposes of identifying and managing loan concentrations and associated risks. As of December 31, 2007 and 2006, respectively, loan principal balances, by expected end-use, were as follows:

	December 31, 2007			December 31, 2006
	Amount	%	#	Amount	%	#
Residential	$229,259,228	45.0%	34	$154,279,204	59.7%	29
Mixed Use	219,752,924	43.2%	16	95,258,284	36.8%	11
Commercial	59,884,170	11.8%	11	9,077,286	3.5%	4

	$508,896,322	100.0%	61	$258,614,774	100.0%	44

     The concentration of loans by type of collateral and end-use is likely to change based on our Manager’s perception of both current and future market conditions. Our proportion of loans collateralized by entitled land increased from year-end 2006 to year-end 2007, from 34.4% to 41.2%, respectively. As of the end of 2006, our proportion of construction and existing structure loans stood at 9.5% of the portfolio, but had increased to 19.2% by year-end 2007. Conversely, the proportion of the portfolio invested in loans for pre-entitled land decreased from 56.1% to 39.6% over that same period. This shift in concentration is a result of the judgment of our Manager that pre-entitled land loans would be maturing in a market that would not be favorable to a sale or refinancing by the borrower. Conversely, it was also our Manager’s judgment that the decrease in available financing options for development projects presents a favorable opportunity for the Fund. Management expects that it will continue to fund proportionately more construction loans in 2008.
     Borrower and Borrower Groups
     Our underwriting guidelines specify that no single loan should exceed 10% of total outstanding loans, and that aggregate loans outstanding to one borrower or borrower group should not exceed 20% of total outstanding loans. As of December 31, 2007, there were no individual borrowers or borrower groups whose aggregated borrowings exceeded 10% of the total outstanding mortgage loans. As of December 31, 2006, there were two borrower groups whose aggregated borrowings were in excess of 10% (but less than 20%) of the total outstanding mortgage loans, but no single loan within either group exceeded 10% of our total outstanding loans. Borrowing group information as of December 31, 2007 and 2006 follows:

	Borrowing Group Information
	2007			2006
	Individual	Affiliated	Group	Individual	Affiliated	Group
Borrower	Loan	Loans	Total	Loan	Loans	Total
A	—%	—%	—%	—%	12%	12%
B	—%	—%	—%	—%	11%	11%
     Scheduled Maturities and Loan in Default
     Mortgage loans, net of the allowance for credit loss, as of December 31, 2007 and 2006, had maturity dates within the next several quarters as follows:

December 31, 2007				December 31, 2006
Quarter	Amount	Percent	#	Quarter	Amount	Percent	#
Matured	$133,532,114	26.2%	15	Matured	$13,901,000	5.4%	3
Q1 2008	79,688,445	15.7%	16	Q1 2007	61,863,425	23.9%	15
Q2 2008	126,192,281	24.8%	9	Q2 2007	69,699,363	26.9%	12
Q3 2008	116,056,884	22.8%	15	Q3 2007	38,738,615	15.0%	5
Q4 2008	53,426,598	10.5%	6	Q4 2007	74,412,371	28.8%	9

	$508,896,322	100.0%	61		$258,614,774	100.0%	44

     A mortgage loan’s maturity date may be extended in the normal course of business. Accordingly, repayment dates of the loans may vary from their currently scheduled maturity date. Further, in certain instances where the Fund’s Manager deems it to be an advantage to the Fund not to modify or extend a loan past its scheduled maturity date, the Fund classifies and reports the loan as matured.
     Evaluating the collectibility of a real estate loan is a matter of judgment. On a quarterly basis, we evaluate our real estate loan portfolio for impairment on an individual loan basis, except for loans that are cross collateralized within the same borrowing groups. For such loans, we perform both an individual evaluation as well as a consolidated evaluation to assess the Fund’s overall exposure for such loans. In addition to the detailed analysis of each loan that is performed, we also complete a comprehensive, overall analysis of the loan portfolio as a whole to assess our exposure for loans made in various reporting periods and in terms of geographic diversity. The fact that a loan may be temporarily past due does not result in a presumption that the loan is impaired. Rather, all relevant circumstances are considered by the Manager to determine impairment and the need for specific allowances. During the portfolio evaluation, our Manager considers the following matters, among others:
•	Estimated net realizable value of any underlying collateral in relation to the outstanding mortgage balance, including accrued interest and related costs, and compare this value to prior period evaluations;

•	Recency and reliability of valuation;

•	The borrowers’ financial condition and any adverse factors that may affect their ability to pay;

•	Prevailing economic conditions, including all known relevant internal and external factors that may affect loan collectibility (and modified for new factors);

•	Historical experience by market and in general; and

•	Evaluation of industry trends;

     Our mortgage loans, which are collateral dependent, are subject to a downward valuation adjustment or write-down based on management’s determination of the estimated realizable value of the subject collateral in relation to the outstanding mortgage balance, including accrued interest, fees and related costs. Although the Fund has no prior history doing so, the Fund is, upon default and foreclosure, willing to assume the role of a developer or construction contractor and guide a project, either alone or in conjunction with third parties, through the development cycle to completion. We believe this willingness to assume such a role is a distinctive aspect of the Fund’s business model and sets the Fund’s apart from traditional lending institutions and typical real estate mortgage investment funds. Accordingly, when evaluating the loan portfolio for impairment, we do not believe that a “current appraisal value” is necessarily appropriate for purposes of evaluating the fair value or net realizable value of a loan’s collateral. Rather, we primarily utilize a residual analysis approach which we believe is the typical and preferred valuation methodology used by real estate developers.
     Based upon this evaluation, a determination is made as to whether an allowance for credit loss is required and if so, whether it is adequate to cover any potential losses. Additions to the allowance for credit loss are charged to the provision for credit loss. Recoveries of previously charged off amounts are credited to the provision for credit loss. For a summary of the results of this evaluation, see “Prospective Trends — Loan Portfolio Valuation Summary” below.
     At December 31, 2007, 15 loans with principal balances totaling $133.5 million were in default, all of which were past their respective scheduled maturity dates, and three of which (excluding non-accrual loans) were delinquent on outstanding interest payments. At December 31, 2006 three loans aggregating $13.9 million were past their respective maturity dates.
     The Fund has commenced the foreclosure process on 13 of the 15 loans in default. Two loans in default at December 31, 2007 were either paid off or cured subsequent to year end. For one of the loans in default, the Fund is a participating lender and the lead lender has commenced formal foreclosure proceedings. At December 31, 2007, 10 of the 15 loans on which the Fund had commenced foreclosure proceedings have been placed in non-accrual status, and have principal balances totaling $73.3 million. Total contractual interest due under the loan terms for the non-accrual loans was $4.7 million, of which $2.6 million is included in accrued interest receivable in the balance sheet and $2.1 million which has not been recognized by the Fund. Of the remaining five loans in default, with principal balances totaling $60.2 million, four such loans were past their scheduled maturities by a range of 10 to 67 days. Interest due on these loans totaled $1.6 million and is included in accrued interest receivable in the balance sheet. In addition, in the first quarter of  2008, the Fund took title to the underlying real estate collateral of three loans in default at December 31, 2007 with outstanding principal balances totaling $18.8 million. In the opinion of management, the estimated net realizable value of such properties exceeds the carrying value of the Fund’s investment. As of December 31, 2007, management has recorded a provision for credit loss as a charge to earnings and a related allowance for credit loss totaling $1.9 million. This non-cash reserve item had no impact on earnings distributed to members in 2007 and is not deductible for tax purposes until the related asset is liquidated and the loss, if any, is realized. In the event that such a reserve is not needed, it would be added back to Fund earnings. As of December 31, 2006, there were no loans in default.

     The geographical concentration of loans in default as of December 31, 2007 was as follows:

			December 31, 2007
			Principal	Accrued	Non-Accrued		Combined
	Percent	#	Balance	Interest	Note Interest	Total	Loan-to-Value%
Arizona	50.1%	10	$66,959,198	$1,752,131	$1,455,848	$70,167,185	90.5%
California	14.1%	3	18,770,167	566,929	380,425	19,717,523	75.4%
Idaho	24.2%	1	32,323,200	1,280,992	323,232	33,927,424	80.0%
Texas	11.6%	1	15,479,549	541,782	—	16,021,331	68.8%

	100.0%	15	$133,532,114	$4,141,833	$2,159,505	$139,833,464	82.7%

     Of the loans in default at December 31, 2007, 55% of such loan balances related to residential end-use projects, 21% related to mixed-use projects, and 24% related to commercial projects.
     Other than as discussed in the preceding paragraph, no loans have loan principal payments 30 days or more past due and no loans have interest payments more than 30 days past due.
Important Relationships Between Capital Resources and Results of Operations
     Loan Loss Reserve
     The net earnings available to distribute to Members is primarily generated from interest earned on mortgage loans and short-term investments, as well as default fees and other amounts collected from borrowers. If borrowers do not make timely payments of interest in a particular month, the amount distributable to Members in that month could be reduced by the amount of the delinquent payment expected to be included in the regular monthly distribution. To mitigate the effect of such late payments by borrowers, we generally use our reserves to supplement the distribution of earnings to the Members. The cash reserve we have established for this purpose is referred to in our Operating Agreement as the “Loan Loss Reserve.” In addition, subsequent to December 31, 2007, the Fund secured a $10 million loan commitment to fund distributions of accrued interest income.
     The Loan Loss Reserve is maintained in a segregated cash account. It is not a loss reserve that constitutes an expense as defined under GAAP or for income tax purposes. It consists of net earnings that have been previously allocated to Members and included in the Members’ taxable income, but which have not been distributed to the Members, also known as Retained Earnings under GAAP. Upon a Member’s complete withdrawal from the Fund, the net amount of the Loan Loss Reserve allocable to the withdrawing Member is paid to the Member as a part of the redemption of the Member’s units. During 2007, the $1.9 million provision for credit loss that was charged to earnings was taken from the balance of Loan Loss Reserve or Retained Earnings. However, this non-cash reserve item had no impact on earnings distributed to Members in 2007 and is not deductible for tax purposes until the related asset is liquidated and the loss, if any, is realized.
     The aggregate level of the Loan Loss Reserve, and the amount by which it is periodically increased or decreased, is determined by our Manager. The Manager makes this determination based on an analysis of all of the characteristics of our loan portfolio, including the expected performance of borrowers who are or will be paying interest in cash rather than through an interest reserve, the size of the portfolio, general economic conditions, and other factors. The reserve may be used only to make monthly distributions of earnings to Members when the interest payment upon which those earnings are based has not been received from the borrower prior to the time the distribution is made, or to make up any shortfall in the amount of cash realized upon the disposition of foreclosed real estate, should such an event occur. Ordinarily, distributions are made on or about the seventh day of each month, and it has been our experience that we receive the interest payments from substantially all borrowers prior to that time and from all borrowers by the last day of the month. If a loan is deemed impaired and placed on a non-accrual status, we would cease using the Loan Loss Reserve for payments related to interest on that loan.

     Mortgage Loan Participations and Whole Loans Sold
     During periods of needed liquidity or to diversify the Fund portfolio, we may issue participations in loans in which we have invested or may sell whole loans to third parties or our Manager, though we have no intention of doing so at the time of loan origination. The frequency and amount of whole loan sales and participations is largely dependent on the timing and volume of investor capital received and the timing and amount of loan fundings, which is largely unpredictable. The whole loan sales or issuance of participations are generally at the par value of the loan. The partial sale of a loan is often referred to as participation, because the buyer participates with us as a co-lender, ranking equally with us with respect to interest and principal payments from or on behalf of the borrower. Often, the participating lender is a commercial bank which is able and willing to accept a lower interest yield on its investment than we are. In that case, the difference between the loan’s contractual interest rate and what the participant receives in interest on the participated portion of the loan inures to the benefit of our Members. From time to time we repurchase participated or whole loan sold. We have made such repurchases in the past and are likely to do so in the future.
     For loans participated, because we typically do not conduct these transactions in bankruptcy-remote entities, we are required by GAAP to account for these transactions as secured borrowings, rather than as sales. This means that the entire principal amount of the loan participated continues to be an asset on our balance sheet, offset by a liability in an amount equal to the percent sold. Also, all interest income is recorded by us, and an amount based on the percent of the loan sold and the interest rate paid to the participating party is recorded as interest expense by us and paid to the participant, generally monthly.
     Whole loans sold to third parties are sold at par with ownership and servicing transferred to the third party and removed from our portfolio and balance sheet. We expect that the sale of whole loans and participations will continue to be a routine mechanism for providing capital for the Fund, although we are unable to predict whether the absolute or relative amounts of such sales will increase, decrease, or remain approximately the same. If any fees or “points” are paid in association with whole loan or participation sales, these costs are paid by our Manager.
     In cases of whole loan sales or participations issued to our Manager, the transactions are completed at par value, and the Manager has typically pledged the purchased loan to a commercial bank as collateral on its line of credit. The Manager uses the proceeds from the line of credit together with other funds of the Manager to execute the transactions. We typically repurchase loans from the Manager, although we are not obligated to do so. The sales of whole loans and participations issued to the Manager are accounted for as secured borrowings, and are separately identified in our financial statements. During 2007, we received $10.0 million in proceeds from the Manager from the sale of whole loans and participations to the Manager and repurchased $14.4 million in the same period. During 2006, we received $12.9 million in proceeds from the Manager from the sale of whole loans and participations to the Manager and repurchased $8.4 million in the same period. In 2005, we received $8.0 million from the Manager from the sale of whole loans and participations to the Manager and repurchased this entire amount in 2005. These transactions are recorded in the accompanying audited financial statements as secured borrowings.
     During the year ended December 31, 2007, the Company generated proceeds of $5.4 million and $36.4 million from the sale of whole loans and participations to third parties, respectively, and repurchased $5.2 million and $41.4 million, respectively. During the year ended December 31, 2006, the Company generated proceeds of $16.6 million and $5.8 million from the sale of whole loans and participations to third parties, respectively, and repurchased $8.1 million and $5.2 million, respectively. For the year ended December 31, 2005, the Company sold participations to third parties totaling $4.6 million and repurchased participations from third parties totaling $201 thousand. No whole loans were sold to or repurchased from third parties during the year ended December 31, 2005. We anticipate continuing to participate or sell mortgage loans to community banks, our Manager and others as liquidity needs arise.

     Distributions to Members
     For the years ended December 31, 2007, 2006 and 2005, the Fund’s total net distributions to Members were $46.9 million, $19.4 million and $6.7 million, respectively, which translated into net distributions of $1,103, $1,146, and $1,086 per weighted average membership unit over the same periods. For those same periods, earnings reinvested pursuant to our distribution reinvestment plan were $26.2 million, $12.3 million and $4.3 million, respectively, representing 55.8%, 63.5%, and 64.7%, respectively of total member distributions. The increase in total distributions is attributed to the increase in Member equity. The reinvested member distributions percentage has decreased over the three year period resulting from various factors including real estate market conditions, investor tax planning strategies, yield to Members and other factors.
     Annualized Yield to Members
     For the years ended December 31, 2007, 2006 and 2005, the annualized yield to the Fund’s Members was 11.09%, 11.44% and 10.84%, respectively. The change in the annualized yield from year to year is a result of the change in the prime rate over these periods, an increase in the number of loans placed in non-accrual status, and the deployment ratio of available capital to loans funded.
     Redemptions
     For the years ended December 31, 2007, 2006, and 2005, the Fund redeemed $57.7 million, $26.6 million, and $6.5 million in Member units, respectively, which, expressed as a percentage of new Member investment (including reinvestments), was 15.4%, 14.2% and 8.9%, respectively, over the same periods. Our Manager believes these increases are directly attributable to an increase in the number of Members generally, and that many of our investors that have been with the Fund for over three years may have desired to exit the real estate investment market and liquidate some or all of their holdings. We anticipate that we will continue to incur Member redemptions, but we are unable to estimate whether the amount is likely to increase, decrease, or remain approximately the same.
     As of December 31, 2007 and 2006, redemption requests satisfying the 60 day notice period and immediately payable totaled $6.1 million and $2.2 million, respectively and are reflected as liabilities in the accompanying financial statements. In addition to the redemptions payable recorded at December 31, 2007, subsequent to year end, the Fund paid redemptions totaling $24.9 million and has received additional redemption requests totaling $23.8 million which (upon expiration of the 60 day notice period) is expected to be remitted to Members. As of December 31, 2006 the Manager had received redemption notices totaling $6.6 million which was remitted to Members in 2007. The increase in redemptions is directly related to the increase in total Members’ equity and number of Members. As a percentage of new Member investments, redemptions increased slightly from 2006 to 2007. Despite the spike in redemption requests in the latter part of 2007 (and payable in the first quarter of 2008), management expects redemption requests to stabilize in 2008.
Trends and Uncertainties
     In addition to the various trends and uncertainties discussed in the “Risk Factors” section, we are subject to the following trends and uncertainties that could have a material adverse effect on the financial condition or operating performance of our business, including, without limitation, whether:
•	the real estate, credit markets or economies of the states in which we invest will experience or suffer worsening declines;

•	we will be able to reduce or manage the geographic concentration of our portfolio;

•	we will be able to adapt to becoming a publicly-reporting company and adequately comply with all the rules and regulations required to remain a publicly-reporting company;

•	IMH will be able to continue devoting an adequate amount of time to the Fund’s operations;

•	we will be able to participate or sell loans to maintain short term liquidity or temporarily reduce portfolio risk, if necessary;

•	we may face exposure for owning real estate now that we have commenced foreclosure proceedings on loans because we not be able to liquidate the real-estate owned at amounts equal to or in excess of its carrying value;

•	we may acquire loans or related collateral in close proximity to collateral on existing loans in order to preserve or improve valuations for loans in default; and

•	we are able to, alone or in conjunction with third parties, manage or develop properties that we foreclose upon or otherwise acquire, in a cost-effective or successful manner.
Prospective Trends
     Loan Demand, Selection and Quality
     Loan demand was strong in 2007 and our Manager expects this demand to continue for the foreseeable future. Further, we have expanded our lending activities from four to seven states from December 31, 2006 to 2007 and are currently evaluating loans in additional states. Our Manager continues to seek geographic diversity and concentrate on loan requests from seasoned core operators with significant market experience that are focused on quality projects with sufficient equity located in targeted locations. Due to the increasing average size of our loans, coupled with the relatively low number of loans in our portfolio, we expect to continue to have the opportunity to be highly selective related to the loans we fund.
     On average, our Manager estimates that it currently receives approximately 400-500 loan requests each month. Generally 20 to 25 of these loan requests are selected and subjected to an in-depth underwriting process, but, on average, approximately only one percent of such loan requests will ultimately be funded. Subject to other liquidity demands that would take precedence over new loan originations, our Manager expects this strong loan demand to continue and our portfolio to grow with no significant downward pressure on either our pricing or origination volume.
     Loan Portfolio Valuation Analysis Summary
     As discussed above, our Manager conducts a comprehensive analysis of the Fund’s loan portfolio on a quarterly basis to assess the potential need for an allowance for credit loss. The analysis begins with a review of the loan portfolio, summarized by the calendar quarter of origination, to determine the likely impact on loan-to-value (LTV) ratios resulting from hypothetical declines in market values from the original collateral values computed at origination. The following is a synopsis of the results of this analysis:

						Loan	Market Deflation
						To	LTV With	LTV With	LTV With
						Value	10%	25%	35%
	Portfolio at Dec. 31, 2007 (dollars in thousands)					(LTV)	Decline	Decline	Decline
		Principal	Percent by		Note	As	In	In	In
Period	#	Outstanding	Qtr	Year	Total	Originated	Value	Value	Value
2005:
Q1	2	$11,160	2.2%		$11,160	57.7%	64.1%	77.0%	88.8%
Q2	1	2,203	0.4%		2,164	67.6%	75.1%	90.1%	104.0%
Q3	6	23,181	4.6%		25,154	58.3%	64.7%	77.7%	89.6%
Q4	2	14,880	2.9%	10.1%	16,700	72.8%	80.9%	97.0%	112.0%
2006:
Q1	2	7,192	1.4%		7,214	61.3%	68.2%	81.8%	94.4%
Q2	4	36,502	7.2%		40,630	52.6%	58.4%	70.1%	80.9%
Q3	7	50,295	9.9%		64,076	69.8%	77.6%	93.1%	107.4%
Q4	3	30,363	6.0%	24.4%	32,041	64.9%	72.1%	86.5%	99.8%
2007:
Q1	7	48,371	9.5%		51,331	47.1%	52.3%	62.8%	72.4%
Q2	10	176,627	34.7%		207,150	56.8%	63.1%	75.7%	87.4%
Q3	8	41,341	8.1%		47,040	55.3%	61.4%	73.7%	85.0%
Q4	9	66,781	13.1%	65.5%	74,265	62.0%	68.9%	82.7%	95.4%

Total	61	$508,896	100.0%	100.0%	$578,925	58.0%	64.5%	77.4%	89.3%

     As noted in the table above, the Fund’s initial weighted-average loan-to-value ratios per calendar quarter range from 47.1% to 72.8%, with a weighted average loan-to-value ratio of 58.0%. Assuming a hypothetical 10%, 25%, or 35% across-the-portfolio reduction in market values from the original values, the weighted-average loan-to-values would increase to 64.5%, 77.4%, and 89.3%, respectively. Only for the loans originated in the second and fourth quarters of 2005 and the third quarter of 2006 would the hypothetical loan-to-value be expected to exceed 100%, which assumes a 35% decline in value. It should also be noted that the loan-to-value ratios listed above reflect only the values of the first lien collateral and do not factor in any value for the borrower’s personal guarantees that are required on each loan or the potential use of any secondary collateral or any additional guarantors. Loans originated in the 2007 represent 65.5%of the portfolio, and it is management’s belief that the original loan-to-values determined when underwritten already reflect most if not all of the impact of any downturns in real estate values sustained in the marketplace. The Manager believes that this positioning puts the Fund in a more conservative, less vulnerable, position as compared to lenders who generally originate loans at much higher loan-to-value ratios than the Fund.
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

	Portfolio at							Change
	Dec. 31, 2007 (dollars in thousands)			As	Q2 2007	Q3 2007	Q4 2007	From
		Principal	Note	Originated	Estimated	Estimated	Estimated	Original
Period	#	Outstanding	Total	LTV	LTV	LTV	LTV	LTV
2005:
Q1	2	$11,160	$11,160	57.7%	88.0%	88.6%	88.6%	53.5%
Q2	1	2,203	2,164	67.6%	—	85.0%	85.0%	25.7%
Q3	6	23,181	25,154	58.3%	43.2%	44.6%	46.2%	-20.7%
Q4	2	14,880	16,700	72.8%	87.5%	87.5%	87.5%	20.3%
2006:
Q1	2	7,192	7,214	61.3%	86.6%	86.8%	86.9%	41.7%
Q2	4	36,502	40,630	52.6%	62.1%	66.9%	66.9%	27.3%
Q3	7	50,295	64,076	69.8%	77.1%	78.4%	83.7%	19.9%
Q4	3	30,363	32,041	64.9%	55.2%	70.0%	71.8%	10.8%
2007:
Q1	7	48,371	51,331	47.1%	47.7%	61.5%	66.6%	41.5%
Q2	10	176,627	207,150	56.8%	56.2%	63.8%	65.6%	15.4%
Q3	8	41,341	47,040	55.3%	—	55.3%	55.3%	0.0%
Q4	9	66,781	74,265	62.0%		0.0%	62.0%	0.0%

Total	61	$508,896	$578,925	58.0%	57.7%	64.5%	66.0%	13.8%

     The above analysis indicates that the Fund portfolio has experienced an overall increase in the average loan-to-value for the portfolio at December 31, 2007 (66.0% loan-to-value) since the original funding (58.0% loan-to-value), or an overall average 13.8% decline in values. The above analysis also reflects a 14.3% decline since our second quarter analysis (57.7% loan-to-value), and a 2.3% decline since our third quarter analysis (64.5% loan-to-value), as reported in our Quarterly Reports on Form 10-Q for the quarters ended June 30, 2007 and September 30, 2007, respectively. These increases in the weighted-average loan-to-value ratios are attributed to the contraction of the financial markets and the compression of collateral values resulting from the general slow-down in the real estate markets in recent months. Nevertheless, we believe the overall portfolio remains adequately positioned in relation to estimated market values.
     Increases in the loan-to-value ratios range from 10.8% to 53.5%, with the older loans originated in 2005 through the second quarter of 2006 reflecting the largest loan-to-value ratios (with the exception of the loans originated in the third quarter of 2005 which realized an 14.1% decrease in loan-to-value due to principal paydowns received). Despite these increases in loan-to-value ratios, in no quarter is the estimated loan-to-value ratio in excess of 90%. We believe these ratios are indicative of the Fund’s strict underwriting and valuation standards and its focus on the value of the underlying collateral when analyzing a potential loan using the residual analysis technique. As previously discussed, the loan-to-value ratios listed above reflect only the values of the first lien collateral and do not factor in any secondary collateral or guarantees available under the terms of the loans which, if included, would cause the loan-to-value ratios to be lower.
     As of December 31, 2007, there were three loans with outstanding principal balances totaling approximately $12.3 million with current loan-to-value ratios in excess of 90%. All such loans were originated prior to September 2006, and two of these loans are included in non-accrual loans. The third loan is cross-collateralized with other loans of the same borrower with a collective loan-to-value ratio below 90%. In addition, one of the loans was paid down in January 2008 resulting in decline in the loan-to-value of less than 90%. None of the loans originated subsequent to September 2006 have loan-to-value ratios in excess of 82%.
     Based on the results of our analysis, including the detailed evaluation of each individual loan, management determined that a potential deficiency exists regarding the collectibility of one loan resulting in the recording of a provision for credit loss as a charge to earnings and a related allowance for credit loss totaling $1.9 million (or 0.4% of the total portfolio) as of December 31, 2007. This non-cash reserve item had no impact on earnings distributed to members in 2007 and is not deductible for tax purposes until the related asset is liquidated and the loss, if any, is realized. In the event that such a reserve is not needed, it would be added back to Fund earnings. Aside from this loan, management believes that the value of the Fund’s remaining loan portfolio remains stable in relation to its respective estimated loan-to-value, that the underlying collateral is sufficient to protect the Fund against any loss of principal or accrued interest, and that no additional allowance for credit loss is considered necessary as of December 31, 2007. No allowance for credit loss was deemed necessary as of December 31, 2006. Our Manager will continue to monitor and evaluate our loans in order to determine if an additional provision for credit loss may be required in future periods.
Trends in Interest Income and Effective Portfolio Yield
     At December 31, 2007 and 2006, our loan portfolio had a weighted average note rate of 12.44% and 12.33%, respectively. For the income on these yields to be fully realized, all loans must be “performing” and the collection of accrued interest income must be deemed to not be impaired. At December 31, 2007 note rate interest earned but not accrued totaled approximately $2.1 million as compared to the $47.9 million in interest income for the year ended December 31, 2007. Based on management’s assessment of the Fund’s portfolio and current defaults, management anticipates that additional loans will be placed in non-accrual status over the next several quarters resulting in the deferral (but not necessarily impairment) of corresponding amounts of interest income, default interest and fees. Accordingly, management believes that net interest income, as a percent of the total portfolio (the combined total of both accrual and non-accrual loans), will decline, thereby reducing monthly earnings and the resulting yields to our Members. However, our Manager believes much of the deferred 2007 amounts will be realized in 2008 and that Member yields will, upon any such realization, increase or approximate current yields. Further, amounts ultimately realized may include the recapture of amounts deferred and, in whole or in part, include default interest and fees. However, we cannot provide any assurance that any deferred amounts (including non-accrual interest, default interest or fees) will be realized or that future yields will approximate current yields.
Interest Earning Assets Deployment Ratio
     The Fund’s interest income and net earnings for any period is a function of multiple factors, the three most significant of which are the current principle balances outstanding, the current weighted average yield on the loan portfolio and the ratio of earning assets deployed between our loan portfolio and existing cash (money market) accounts, referred to as interest earning asset “deployment ratio.” Following is a table based on the average portfolio and money market yields as of December 31, 2007, summarizing the impact on interest income based on various hypothetical deployment mix scenarios:

As of December 31, 2007
Asset:	Yield	Various Deployment Ratio Blends
Loans	12.44%	87%	89%	91%	93%	95%	97%
Cash	3.00%	13%	11%	9%	7%	5%	3%

Earning Assets		100%	100%	100%	100%	100%	100%

Weighted Average
Yield on Earning Assets		11.22%	11.40%	11.59%	11.78%	11.97%	12.16%

     The Fund generally targets a deployment ratio of 95%-97% of available capital in loans with the remaining funds to be held as working capital/liquidity balances in money market or investment accounts. While our target is generally to have a minimum 95% of our earning assets invested in loans, the actual deployment ratio is a function of multiple factors including:
•	pending fundings of loans that have completed the underwriting process;

•	anticipated loan fundings in the loan origination pipeline;

•	average size of loans in the underwriting process;

•	expected loan reductions or payoffs;

•	pending Member redemptions;

•	direct expenses, and

•	other anticipated liquidity needs.
     Accordingly, depending on the average ratio of earning assets deployed as loans versus balances in money market accounts, Fund earnings for a given period will vary significantly. The quarterly and annual average Fund’s deployment ratios for each of the quarter and related effective yields for years ended December 31, 2007 and 2006 were as follows:

					Annual
	Q1	Q2	Q3	Q4	Average
2007
Deployment Ratio	97.65%	93.22%	88.23%	89.90%	92.25%
Effective Yield	12.25%	11.90%	11.51%	11.63%	11.82%

2006
Deployment Ratio	94.02%	95.36%	94.17%	92.92%	94.12%
Effective Yield	11.82%	12.02%	12.00%	11.86%	11.92%

     While our Manager’s intent is to continue to manage to a minimum 95% deployment ratio, it is possible that average deployment may be less than this targeted level. Should the deployment ratio in future quarters be less than that in prior quarters, the effective yield on earning assets would decrease proportionately. The deployment ratio at December 31, 2007 and 2006 were 89.0% and 97.0%, respectively.
Leverage to Enhance Portfolio Yields
     The Fund has not historically employed leverage to enhance our portfolio’s current yield nor has leverage ever been employed. However, as opportunities to fund new loans arise and depending on the level of investor contributions and redemptions, management may deem it beneficial, if not necessary, to employ leverage for the Fund. Subsequent to December 31, 2007, the Fund secured a $10 million loan commitment to fund distributions of accrued interest income.
Off-Balance Sheet Arrangements
     The Fund does not have any off-balance sheet arrangements.
Contractual Obligations
     Other than the financial obligations to the Manager under the Operating Agreement, as described elsewhere in this Form 10-K, and funding commitments, as of December 31, 2007, the Fund did not have any contractual obligations as of such date. Subsequent to December 31, 2007, the Fund secured a $10 million loan commitment to fund distributions of accrued interest income. All of the Funds lending commitments as of December 31, 2007 are expected to be funded within one year. Please see “Liquidity” for additional information.

Liquidity and Capital Resources
Requirements
     The Fund requires liquidity and capital resources for various financial needs, including loan fundings, management fees, loan enforcement costs, interest on participations, distributions to Members, and Member redemptions, which are described in greater detail below.
     Loan Fundings
     We need liquidity in order to fund the loans in which we invest. We must be able to fund the initial advance to the borrower at the loan closing, which is typically less than the face amount of the mortgage loan note. If not disbursed at the loan closing, in accordance with the governing loan documents, the remaining loan commitment is disbursed over the life of the loan to fund construction costs, development and other costs, and interest. We require adequate liquidity to fund these future disbursements. As is customary in the commercial lending business, our loan terms may require the establishment of funded or unfunded interest reserves which are included as part of the note commitment and considered in the loan-to-value ratios at the time of underwriting. In some cases, the borrower may elect to pay interest from its own sources. At December 31, 2007, 30 of our borrowers have established either funded or unfunded interest reserves and 31 of our borrowers are scheduled to pay interest from other sources. On certain loans, upon their initial funding, the reserve for future interest payments is deposited into a controlled disbursement account in the name of the borrower for the benefit of the Fund. These accounts, which are held in the names of the borrowers, are not included in the accompanying balance sheets. All future commitments for construction or development costs, and for interest, are recorded on the balance sheet as an Undisbursed Portion of Loans-in-process and Interest Reserves, which are deducted from Mortgage Loan Note Obligations. Fund commitments totaled $68.1 million and $50.8 million at the December 31, 2007 and 2006, respectively. The decrease in this balance is due to increased funding of construction loan draws during 2007 in total Mortgage Loan Note Obligations.
     Based on historical experience, including the Company’s experience with defaults, foreclosures and extensions on loans, we believe the Company has sufficient liquidity to meet its funding obligations for the next twelve months and beyond. As of December 31, 2007, the Company had executed “Commitment to Fund” letters totaling $131.3 million. However, this reflects the total obligation and not the initial funding obligation. The total funding obligation includes construction loan-in-process amounts and interest reserves which are generally funded over the life of the loan. Nevertheless, to meet these and other obligations, at December 31, 2007 the Company had $73.6 million in cash, and loans with scheduled maturities in the first two quarters of 2008 totaling $205.9 million, excluding loan balances currently in default. As of December 31, 2006, the Company had executed “Commitment to Fund” letters totaling $101.3 million, while it had $12.2 million in cash, and loans with scheduled maturities in the first two quarters of 2007 totaling $131.6 million, excluding loan balances in default at that date. Additionally, such funding obligations are expected to be funded with the receipt of additional Member capital raised.
     Management Fees and Loan Enforcement Costs
     We also require liquidity to pay management fees to our Manager and to pay direct expenses related to loan enforcement activities on defaulted loans, foreclosure activities, and, should they occur, properties acquired through foreclosure. All administrative and overhead expenses are paid by our Manager, as permitted by the Operating Agreement. Such costs include payroll and direct costs associated with loan origination activities, as well as member development and operations, and other general overhead costs. For a summary of Company-related expenses and management fees, please see the discussion of our results of operations above.
     Interest Expense
     We also require liquidity to pay interest expense on loan participations sold, including those sold to the Fund Manager. As discussed above, when we participate a loan we record all of the interest income attributable to the aggregate principal amount of the loan as income and record and incur interest expense based on the rate paid to the participating lender. For a summary of interest expense, please see the discussion of our results of operations above. While we are generally able to pay this interest expense with interest income received on the loan participated, if the borrowers of the loans that we have participated default on such loans, we will be required to use other funds to pay participation interest expense.
     Distributions to Members
     The Fund requires liquidity to fund the monthly distribution of earnings to Members who choose to receive payment in cash rather than reinvest their monthly distributions. Historically, the Fund has retained a portion of earnings as a reserve for accrued but uncollected interest, and has designated an equivalent cash amount for the distribution of such to Members. This designated cash balance (referred to in the Operating Agreement as the “Loan Loss Reserve”) had not been utilized prior to 2007, as the Fund has a history of collecting interest on all loans. However, the Fund has recorded accrued but uncollected interest totaling approximately $4.1 million as of December 31, 2007 pertaining to delinquent or defaulted loans. Therefore, the entire balance of designated cash has been utilized to fund this interest collection shortfall for the amount of delinquent interest and distributed to Members. In addition, the Fund recorded a provision for credit loss of $1.9 million as a charge to earnings for the year ended December 31, 2007, thereby utilizing the retained earnings for its stated purpose. Management believes that the collateral securing the loans, on the whole, is sufficient to cover not only the principal and recorded accrued interest, but also the amount of unrecorded note rate interest totaling approximately $2.2 million as of December 31, 2007, as well as other potential default interest and fees. Nevertheless, the timing of liquidation and realization of such amounts, which could take six to 12 months or longer to collect, creates a short-term cash distribution shortfall for the Members that shall require the Fund to continue to utilize the designated cash reserve until the loans for which the reserve is being used are placed on non-accrual status. Subsequent to December 31, 2007, the Fund secured a $10 million loan commitment to fund accrued interest income. Since borrower interest payments on loans are paid in arrears, non-accrual status is typically indicated after 120 days have lapsed (more than 90 days delinquent) since the last interest payment by a borrower. Further, our Manager evaluates the amount of the designated cash balances each quarter and makes additions thereto which are appropriate in the Manager’s judgment. Upon the collection of the delinquent interest, management expects to replenish part or all of the designated cash used to fund Member distributions. Please see above for a discussion and summary of distributions made.
     Member Redemptions
     Finally, liquidity is necessary to fund redemption requests from Members. The ability of Members to redeem their units is subject to several limitations set forth in the Operating Agreement, including waiting periods, the determination by our Manager that redemption will not jeopardize our tax or legal status, an annual aggregate limit on redemptions, and the availability of adequate cash. Please see above for a discussion and summary of redemptions paid and payable.
Sources of Liquidity
     Our primary sources of liquidity are investment by Members in additional units, sales of participations in loans, sales of whole loans, interest income from borrowers, and loan payoffs by borrowers. The liabilities on our balance sheet at December 31, 2007 for borrowings and participations are not traditional indebtedness, but are reflective of the required accounting for these transactions under GAAP, as noted elsewhere in this Form 10-K.
     New Member Investments
     New investments in units by Members, excluding reinvestment of distributions, totaled $349.5 million, $176.1 million and $68.7 million for the years ended December 31, 2007, 2006 and 2005, respectively. The increase is due to the activities of our Manager to enroll additional accredited investors, working principally through a network of licensed broker-dealers and their respective registered representatives. The sale of additional units was the primary reason for total Members’ equity increasing from $97.8 million at the end of 2005 to $260.2 million at the end of 2006 and to $576.8 million at December 31, 2007. Although this exceeded the original expected size of our private placement, in 2006 the Members voted to give the Manager the authority to exceed the original size of the offering. There is presently no limit to the size of the private placement offering. Based on the current estimates by our Manager, we expect the size of the Fund to continue to increase for the foreseeable future.
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
     Interest Income
     Interest payments received and repayments of loans by our borrowers are governed by the loan documents and by our practices with respect to granting extensions. A majority of our loans have a provision for an “interest reserve” for the initial term of the loan, which requires that a specified portion of the mortgage loan note total is reserved for the payment of interest, and when that portion is exhausted the borrower will commence paying interest from other sources. If the interest is funded in cash when the loan closes, then interest payments are made monthly from a segregated controlled disbursement cash account which is controlled by our Manager and held in the name of the borrower. If the interest reserve is not funded at the closing of the loan, then the interest payment is accrued by adding the amount of the interest payment to the loan balance, and we use our general cash reserves to distribute that interest to Members or loan participants. The receipt of interest income paid in cash by our borrowers creates liquidity; however, our practice of utilizing unfunded interest reserves uses liquidity. It is our Manager’s intention to increase the level of our cash reserves so that we will typically have approximately one to three months of interest payments available in cash. This reserve amount would be in addition to our 3%-5% target cash reserve for working capital.
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
     Supplemental Liquidity
     In addition to the customary liquidity elements discussed below, the Fund has several additional sources to create liquidity should the need arise. In addition to the Fund having approximately $73.6 million and $12.2 million in cash on hand at December 31, 2007 and 2006, respectively, subsequent to December 31, 2007, the Fund secured a loan commitment of $10 million to fund distributions of accrued income. Additionally, the Fund’s Manager also has $21.3 million in bank lines of credit available to monetize Fund loans. Further, there are multiple private lenders who have expressed interest in purchasing or participating in Fund loans and our Manager estimates that this source could provide an additional $10 million to $25 million in liquidity should it be necessary.
Cash Flows
     Cash provided by operating activities was $42.8 million, $15.7 million and $8.7 million for the years ended December 31, 2007, 2006 and 2005, respectively. Cash provided by operating activities includes the cash generated from interest on the Fund’s loan portfolio, offset by amounts paid for management fees to our Manager and interest paid on participated loans and to our Manager for short-term borrowings. The increase in the year over year amount is attributed to the growth realized in the Fund’s loan portfolio and resulting interest income.
     Net cash used by investing activities was $252.3 million, $174.2 million and $64.9 million for the years ended December 31, 2007, 2006 and 2005, respectively. The increase in net cash used by investing activities was attributable to an increase in the number and amount of loans originated and funded during these periods, offset by an increase in the loan payoffs during the same periods.
     Net cash provided by financing activities was $271.0 million, $158.6 million and $64.7 million for the years ended December 31, 2007, 2006 and 2005, respectively. The majority of the increase in cash from financing activities resulted from the sale of member units totaling $349.5 million during the year ended December 31, 2007 as compared to $176.1 million and $68.7 million for the years ended December 31, 2006 and 2005, respectively. This increase was partially offset by increases in Member redemptions and Member distributions which totaled $73.4 million, $31.3 million and $8.3 million for the years ended December 31, 2007, 2006 and 2005, respectively. Additionally, while the Fund experienced a decrease in the sale of whole loans of $9.0 million from 2006 to 2007, the Fund significantly increased its participated loans from $4.6 million in 2005 to $5.8 million in 2006 to $36.4 million in 2007. Similarly, the reacquisitions of participated loans increased from $201 thousand in 2005 to $5.2 million in 2006 to $41.4 million in 2007. Also contributing to cash flows from investing activities was borrowings from the Manager of $10.0 million, $12.9 million and $8.0 million during 2007, 2006 and 2005, respectively. Repayments of borrowings from the Manager were $14.4 million, $8.4 million and $8.0 million during 2007, 2006 and 2005, respectively.
Critical Accounting Policies
     Revenue Recognition
     Interest on mortgage loans is recognized as revenue when earned using the interest method based on a 365 day year. The Fund does not recognize interest income on loans once they are deemed to be impaired and placed in non-accrual status. Cash receipts are first allocated to interest, except when such payments are specifically designated by the terms of the loan as principal reduction. Loans with a principal or interest payment one or more days delinquent are in technical default and are subject to numerous fees and charges including default interest rates, penalty fees and reinstatement fees. Often these fees are negotiated in the normal course of business and, therefore, not subject to estimation. Accordingly, income pertaining to these types of fees is recorded as revenue when received.
     In accordance with the Operating Agreement, all fees relating to loan origination, documentation, processing, administration, loan extensions and modifications are paid to the Manager.

Mortgage Loans
     Origination and Acquisition
     We only originate or acquire mortgage loans from borrowers that IMH, as our Manager, believes have sufficient equity in the real estate securing the loans and that otherwise meet our underwriting standards (or, in the case of opportunistic loan purchases, that would have met our underwriting standards had we been the original lender). We do not evaluate loans based exclusively on a credit scoring model or a standard checklist. Rather, we utilize a residual analysis methodology, whereby we test whether there is there sufficient “equity” in the loan that, in the event of a default and foreclosure, we could complete development of the project in a manner such that the fair value of the project in the marketplace would exceed our aggregate investment, ideally generating a return of 18%-20% or more. In conducting this analysis, IMH, among other things, considers the market conditions in the geographic location of the property securing the loan, discusses with developers and other experts in the local market to verify borrower assertions as to market conditions and direction, discusses with national experts it has on retainer that can address the potential market conditions impacting appreciation or depreciation in the value of the property securing the loan and, if applicable, evaluates the current and projected revenue from the property, the expected levels of applicable rental and occupancy rates. We believe that focusing on the value of the underlying real estate is important because the real estate is our primary source of payment of the loan, and residual analysis mitigates the likelihood of lending too much money in relation to the project’s value. Similar to conventional lenders, we rely upon the skill of independent appraisers to value the collateral underlying our loans.
     As is customary in the commercial lending business, our loan terms may require the establishment of funded or unfunded interest reserves which are included as part of the note commitment and considered in the loan-to-value ratios at the time of underwriting. In some cases, the borrower may elect to pay interest from its own sources. At December 31, 2007, 30 of our borrowers have established either funded or unfunded interest reserves and 31 of our borrowers are scheduled to pay interest from other sources.
     Allowance for Credit Losses
     Our mortgage loans, which are deemed to be collateral dependent, are subject to a downward valuation adjustment or write-down based on management’s determination of the estimated realizable value of the subject collateral in relation to the outstanding mortgage balance, including accrued interest related costs. The fact that a loan may be temporarily past due does not result in a presumption that the loan is impaired. A loan is deemed to be impaired when, based on current information and events, it is probable that the Fund will be unable to ultimately collect all amounts due according to the contractual terms of the loan agreement.
     Generally, a loan is placed in non-accrual status when it is past its scheduled maturity by more than 90 days, when it becomes delinquent as to interest due by more than 90 days, or when the related estimated realizable value is less than the total principal, accrued interest and related costs. Management may determine that a loan, while delinquent in payment status, shall not be placed in non-accrual status in instances where the estimated realizable value of the loan collateral far exceeds the principal the accrued interest, thereby making the current investment relatively risk free. In addition, a loan may be placed in or removed from non-accrual status when management makes a determination that the facts and circumstances warrant such reclassification irrespective of the current payment status.
     Losses may occur from investing in real estate loans. Evaluating the collectibility of a real estate loan is a matter of judgment. On a quarterly basis, we evaluate our real estate loan portfolio for impairment on an individual loan basis, except for loans that are cross collateralized within the same borrowing groups. For such loans, we perform both an individual evaluation as well as a consolidated evaluation to assess the Fund’s overall exposure for such loans. Rather, all relevant circumstances are considered by the Manager to determine impairment and the need for specific allowances. Our evaluation is performed in accordance with SFAS 114, Accounting by Creditors for Impairment of a Loan, and impairment is measured based on the estimated fair value of the loan collateral as the loans are collateral dependent. During the portfolio evaluation, our Manager considers the following matters, among others:

•	Estimated net realizable value of any underlying collateral in relation to the outstanding mortgage balance, including accrued interest and related costs, and compare this value to prior period evaluations;

•	The date of and reliability of valuation;

•	The borrowers’ financial condition and any adverse factors that may affect their ability to pay;

•	Prevailing economic conditions, including all known relevant internal and external factors that may affect loan collectibility (and modified for new factors);

•	Historical experience by market and in general; and

•	Evaluation of industry trends;
Based upon this evaluation, a determination is made as to whether an allowance for credit loss is required and if so, whether it is adequate to cover any potential losses. Additions to the allowance for credit loss are charged to the provision for credit loss. Recoveries of previously charged off amounts are credited to the provision for credit loss.
     Classification of Loans
     The Fund’s business is to originate mortgage investments for the purpose of holding them on-balance sheet, and the Fund does not originate or acquire loans with the intent of reselling them as whole loans. In addition, the Fund does not have any mandatory delivery contracts or forward commitments to sell loans in the secondary whole loan market. Accordingly, all Fund loans are originated with the intent to hold the loans to maturity. Because the Fund has the ability and the intent to hold these loans for the foreseeable future or until maturity, they are classified as held for investment pursuant to SFAS No. 65, Accounting for Certain Mortgage Banking Activities. Notwithstanding the foregoing, the Fund does sell a percentage of its loans on a whole loan basis. In order to meet short-term financing needs, the Fund sells certain loans with the right and the intent to buy them back. As such, these transactions are treated as financings. In some instances, the Fund does not have the right to repurchase the loan. In those instances, the transactions are treated as sales.
     Loans-In-Process
     The Mortgage Loan Note Obligations appearing on the balance sheets under assets include unearned interest and undisbursed construction draws and other loan related costs. Interest is earned daily and, for loans whose interest reserve is not funded at the time of origination, is added to each loan’s principal balance monthly. Construction draws and other loan related costs are disbursed to the borrower when certain events have occurred or benchmarks have been reached. Generally, the deferred portion of unearned interest and undisbursed construction draws and other loan related costs do not earn interest and are included as a reduction of Mortgage Loan Note Obligations and classified as Undisbursed Portion of Loans-In-Process and Interest Reserves, which are reductions in arriving at Mortgage Loan Note Obligations.
     Participations Issued and Whole Loans Sold
     In order to facilitate short-term cash needs of the Fund, the Fund occasionally issues participating interests in loans. Generally, such transactions are made at par and for no more than 50% of a loan’s principal balance, and the Fund generally remains the servicing agent for the loan. Under terms of the participation agreements, the purchaser and the Fund are pari-passu pertaining to all rights, privileges and obligations of ownership. However, because the participated interests are not legally isolated from the Fund in a bankruptcy-remote, separate legal entity, these participations are recorded as secured borrowings by the Fund and classified as Participations in Mortgage investments Sold. Under this structure, interest earned by the Fund on the entire loan is recorded as interest income, and interest earned by the purchaser is recorded as interest expense.
     In order to facilitate short-term cash needs of the Fund, the Fund occasionally sells whole loans at par to its Manager and to third-parties, though there is no intent to sell such loans at the time of origination. Under terms of the whole loan sale agreements, the purchasers assume all rights, privileges and obligations of ownership. The loans sold to the Manager have historically been repurchased and the sold loans to third parties are periodically repurchased at their request. The loans sold to the Manager are not legally isolated from the Fund in a bankruptcy-remote, separate legal entity and therefore these sales are recorded as secured borrowings by the Fund. For whole loans sold to third parties, assignment of the Fund’s interest in the promissory note, deeds of trust and guaranties are executed, servicing is transferred and the loan is removed from the books of the Fund at par with no gain or loss on sale recorded. Under terms of these transactions, the Fund has no legal right or obligation to repurchase and the purchaser does not have a legal right to require repurchase.
     Unearned Income
     In certain instances, at the time a loan is funded, estimates of interest due for the life of the loan and certain other expenses payable by the borrower are charged to and are included in the loan principal balance. The amount of the unearned interest and other expenses included in the loan principal balance is credited to a liability account for the benefit of the borrower and classified as Unearned Income. Should a borrower prepay a loan, any unearned portion of the interest or expenses included in principal is credited to the borrower at payoff as a reduction of the loan’s principal balance.
     Controlled Disbursement Accounts
     In the course of writing mortgage investments, the loan documents sometimes require that funded interest reserve accounts be established for certain borrowers. Under these arrangements, upon initial funding of the loan, a predetermined amount, approximating interest due during the initial loan term, is deposited into a controlled disbursement account in the name of the borrower for the benefit of the Fund. The Fund routinely directs such funds to be held in segregated money market and short-term investments accounts that are generally fully FDIC insured through participation in the CDARS program. Investment interest earned on such accounts is credited to the borrower. Interest income due monthly on the related mortgage investments is drawn from these accounts and transferred to the Fund. These accounts, which are held in the borrowers’ names, are not included in the accompanying balance sheets.
     Use of Estimates
     In accordance with GAAP, the Manager has made a number of estimates and assumptions with respect to the reporting of assets and liabilities and the disclosure of contingencies at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Accordingly, actual results could differ from those estimates. Such estimates primarily include the allowance for credit loss.
     Fund Expenses
     The Fund pays a management fee to IMH and the direct loan expenses of the Fund as defined in the Operating Agreement. The reported operating expenses therefore do not include any overhead and other expense attributed to the operations of the Fund, which are presently paid by our Manager. Such costs include payroll and direct costs associated with loan origination activities, as well as member development and operations, and other general overhead costs. See Results of Operations for the Years Ended December 31, 2007, 2006 and 2005 above for further information.
Recent Accounting Pronouncements
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities” (“SFAS No. 159”), which includes an amendment to SFAS No. 115. SFAS No. 159, which permits entities to choose to measure many financial instruments and certain other items at fair value, is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. SFAS No. 159 is expected to expand the use of fair value measurement in connection with the accounting for financial instruments. The adoption of SFAS No. 159 is not expected to have a material effect on the Fund’s future reported financial position or results of operations.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. Companies are required to implement the standard for financial assets and liabilities in fiscal years beginning after November 15, 2007, along with any other assets and liabilities that are carried at fair value on a recurring basis in financial statements.  However, the FASB has provided a one-year deferral for the implementation of SFAS No. 157 for other non-financial assets and liabilities. The adoption of this statement is not expected to have a material effect on the Fund’s future reported financial position or results of operations.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
     Our financial position and results of operations are routinely subject to a variety of risks. These risks include market risk associated primarily with changes in interest rates. We do not deal in any foreign currencies and do not enter into, or intend to enter into, derivative financial instruments for trading or speculative purposes. In addition, as of December 31, 2007, we did not have any formal debt. However, subsequent to December 31, 2007, the Fund secured a $10 million loan commitment to fund distributions of accrued interest income.
     Our assets consist primarily of investments in short-term commercial mortgage investments, cash, and cash equivalents. At December 31, 2007, the principal amount outstanding on our aggregate investment in mortgage investments was $510.8 million (before the $1.9 million allowance for credit loss). Our loans typically have original maturities between six and 18 months. The interest rates on these loans may be fixed, or may vary with the Prime interest rate, generally subject to a minimum rate floor. At December 31, 2007, the weighted average remaining scheduled term of our outstanding loans was 5.8 months (excluding loans in default at December 31, 2007), with 30.3% of the total portfolio at fixed interest rates and 69.7% of the total portfolio at variable interest rates. At December 31, 2007, the weighted average rate on our fixed rate portfolio was 12.26%, and was 12.52% on our variable rate portfolio tied to the Prime interest rate. The weighted average interest rate on the aggregate portfolio was 12.44% at December 31, 2007.
     Due to the short-term maturities of our loans, market fluctuations in interest rates generally do not affect the fair value of our investment in the loans. However, significant and sustained changes in interest rates could affect our operating results. If interest rates decline significantly, some of the borrowers could prepay their loans with the proceeds of a refinancing at lower interest rates. Assuming such loans could not be replaced by us with loans at interest rates similar to those which were prepaid, such prepayments would reduce our earnings and funds available for distribution to Members. On the other hand, a significant increase in market interest rates could result in a slowdown in real estate development activity, which could reduce the demand for our real estate loans. As a result, we might encounter greater difficulty in identifying borrowers or loans which meet our underwriting criteria. Due to the complex relationship between interest rates, real estate investment and refinancing possibilities, we are not able to quantify the potential impact on our operating results of a material change in our operating environment other than interest rates. However, assuming our December 31, 2007 portfolio remained unchanged for one year, a 100 basis point increase in the prime interest rate would cause our portfolio yield to increase by 13 basis points to 12.57%. Conversely, with a 100 basis point decrease in the prime interest rate our portfolio yield would remain unchanged at 12.44%. The disproportionate result is due to the interest rate floor contained in our variable rate loans. The following table presents the impact on annual interest income based on changes in the prime rate:

Impact on Annual Interest Income based on Pro-forma Changes in the Prime Interest Rate

	December 31, 2007 Portfolio Information
	Fixed Rate	Variable Rate	Total
Current Principal	$154,903,965	$353,992,357	$508,896,322
Current Weighted Average Yield	12.26%	12.52%	12.44%

Annualized Interest Income	$18,994,963	$44,328,466	$63,323,429

				Pro-forma	Change
	Change in Annual Interest Income			Yield	In Yield
Increase in Prime Rate:
0.5% or 50 basis points	$—	$54,613	$54,613	12.45%	0.01%
1.0% or 100 basis points	$—	$647,690	$647,690	12.57%	0.13%
2.0% or 200 basis points	$—	$4,126,513	$4,126,513	13.25%	0.81%

Decrease in Prime Rate:
0.5% or 50 basis points	$—	$—	$—	12.44%	0.00%
1.0% or 100 basis points	$—	$—	$—	12.44%	0.00%
2.0% or 200 basis points	$—	$—	$—	12.44%	0.00%
     The following table contains information about our mortgage loan principal balances as of December 31, 2007, presented separately for fixed and variable rates and the calendar quarters in which such mortgage investments mature.

Loan Rates:	Matured	Q1 2008	Q2 2008	Q3 2008	Q4 2008	Total
Variable	$35,961,070	$28,707,563	$126,192,281	$109,704,845	$53,426,598	$353,992,357
Fixed	97,571,044	50,980,882	—	6,352,039	—	154,903,965

	$133,532,114	$79,688,445	$126,192,281	$116,056,884	$53,426,598	$508,896,322

     As of December 31, 2007, we had cash and cash equivalents totaling $73.6 million (or 12.4% of total assets), all of which were held in bank accounts or highly liquid money market accounts or short-term certificates of deposit. We target that approximately 3%-5% of our assets will be held in such accounts as a working capital reserve. However, our actual deployment may vary depending on the timing and amount of investor capital raised and the timing and amount of loans identified and funded. We believe that these financial assets do not give rise to significant interest rate risk due to their short-term nature.

Item 8. Financial Statements and Supplementary Data.
IMH SECURED LOAN FUND, LLC
Financial Statements

Report of Independent Registered Public Accounting Firm
To the Members of
IMH Secured Loan Fund, LLC
Scottsdale, Arizona
We have audited the accompanying balance sheets of IMH Secured Loan Fund, LLC (the “Fund”) as of December 31, 2007 and 2006 and the related statements of net earnings, members’ equity, and cash flows for each of the three years in the period ended December 31, 2007. In connection with our audits of the financial statements, we have also audited the financial statement schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Fund is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Fund’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and the schedule. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of IMH Secured Loan Fund, LLC at December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.
Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
/s/ BDO Seidman, LLP
Phoenix, Arizona
March 26, 2008

IMH SECURED LOAN FUND, LLC
Balance Sheets
December 31, 2007 and 2006

	As of December 31,
	2007	2006
ASSETS
Cash and Cash Equivalents	$73,604,222	$12,159,495
Mortgage Loans:
Mortgage Loan Note Obligations	578,924,225	309,461,625
Less Undisbursed Portion of Loans-in- process and Interest Reserves	(68,127,903)	(50,846,851)

Principal Outstanding	510,796,322	258,614,774
Less Allowance for Credit Loss	(1,900,000)	—

Mortgage Loans, net	508,896,322	258,614,774
Accrued Interest and Other Receivables	8,058,079	2,599,485

Total Assets	$590,558,623	$273,373,754

LIABILITIES
Payables to Fund Manager	$315,740	$52,954
Member Investments Pending Activation	4,491,000	386,263
Deposit Refund Payable	—	62,075
Redemptions Payable to Members	6,113,877	2,249,482
Distributions Payable to Members	2,182,604	920,999
Borrowings From Fund Manager	—	4,449,501
Participations in Mortgage Loans Issued	—	4,937,771
Unearned Income and Other Funds Held	621,954	133,971

Total Liabilities	13,725,175	13,193,016

MEMBERS’ EQUITY
Retained Earnings	49,473	1,426,453
Members’ Equity — $10,000 per unit stated value, authorized units set at discretion of the Manager - 57,678 and 25,875 units issued and outstanding at December 31, 2007 and 2006, respectively	576,783,975	258,754,285

Total Members’ Equity	576,833,448	260,180,738

Commitments and Contingent Liabilities

Total Liabilities and Members’ Equity	$590,558,623	$273,373,754

The accompanying notes are an integral part of these statements

IMH SECURED LOAN FUND, LLC
Statements of Net Earnings
Years ended December 31, 2007, 2006 and 2005

	Years Ended December 31,
	2007	2006	2005
INTEREST AND FEE INCOME
Mortgage Loans	$47,928,935	$20,547,201	$7,845,710
Investments and Money
Market Accounts	1,834,376	598,273	115,239

Total Interest and Fee Income	49,763,311	21,145,474	7,960,949

EXPENSES
Management Fees	967,850	430,362	166,162
Interest Expense:
Borrowings from Fund Manager	389,682	122,538	322,200
Participations in Mortgage Loans	830,594	490,461	53,387

Interest Expense	1,220,276	612,999	375,587
Provision for Credit Loss	1,900,000	—	—

Total Expenses	4,088,126	1,043,361	541,749

Net Earnings	$45,675,185	$20,102,113	$7,419,200

Net Earnings Allocated to Members per Weighted Average Membership Units Outstanding	$1,073.47	$1,189.12	$1,211.50

Distribututions to Members per Weighted Average Membership Units Outstanding	$1,102.72	$1,146.38	$1,086.04

Weighted Average Membership Units Outstanding	42,549	16,905	6,124

The accompanying notes are an integral part of these statements

IMH SECURED LOAN FUND, LLC
Statement of Members’ Equity
Years ended December 30, 2007, 2006 and 2005

				Total
	Members’	Members’	Retained	Members’
	Units	Capital	Earnings	Equity
Balances at December 31, 2004	3,049	$30,490,410	$83,717	$30,574,127

Net Earnings - 2005	—	—	7,419,200	7,419,200
Earnings Distributed	—	—	(2,347,942)	(2,347,942)
Reinvestment of Earnings	430	4,302,978	(4,302,978)	—
Capital Investment — New Members	5,683	56,830,310	—	56,830,310
Capital Investment — Existing Members	1,183	11,830,894	—	11,830,894
Full Redemptions	(420)	(4,198,666)	—	(4,198,666)
Partial Redemptions	(227)	(2,272,502)	—	(2,272,502)

Net Activity for Year	6,649	66,493,014	768,280	67,261,294

Balances at December 31, 2005	9,698	96,983,424	851,997	97,835,421

Net Earnings - 2006	—	—	20,102,113	20,102,113
Earnings Distributed	—	—	(7,072,247)	(7,072,247)
Reinvestment of Earnings	1,231	12,307,364	(12,307,364)	—
Capital Investment — New Members	15,153	151,530,060	—	151,530,060
Capital Investment — Existing Members	2,457	24,570,625	—	24,570,625
Full Redemptions	(1,491)	(14,910,918)	—	(14,910,918)
Partial Redemptions	(1,173)	(11,726,270)	—	(11,726,270)
Retained Earnings paid on Full Redemptions	—	—	(148,046)	(148,046)

Net Activity for Year	16,177	161,770,861	574,456	162,345,317

Balances at December 31, 2006	25,875	258,754,285	1,426,453	260,180,738

Net Earnings - 2007	—	—	45,675,185	45,675,185
Earnings Distributed	—	—	(20,754,929)	(20,754,929)
Reinvestment of Earnings	2,616	26,164,911	(26,164,911)	—
Capital Investment — New Members	28,642	286,415,649	—	286,415,649
Capital Investment — Existing Members	6,311	63,107,091	—	63,107,091
Full Redemptions	(2,277)	(22,769,158)	—	(22,769,158)
Partial Redemptions	(3,489)	(34,888,803)	—	(34,888,803)
Retained Earnings paid on Full Redemptions	—	—	(132,325)	(132,325)

Net Activity for Year	31,803	318,029,690	(1,376,980)	316,652,710

Balances at December 31, 2007	57,678	$576,783,975	$49,473	$576,833,448

The accompanying notes are an integral part of these statements

IMH SECURED LOAN FUND, LLC
Statements of Cash Flows
Years ended December 31, 2007, 2006 and 2005

	Years ended December 31,
	2007	2006	2005
CASH FLOWS — Operating Activities:
Net Earnings	$45,675,185	$20,102,113	$7,419,200
Adjustments to Reconcile Net Earnings to Net Cash Provided (Used) by Operating Activities:
Provision for Credit Loss	1,900,000	—	—
Increase in Accrued Interest Receivable	(5,458,594)	(1,653,546)	(678,825)
Increase in Fees Payable to Fund Manager	262,786	32,613	13,742
Increase (decrease) in Deposit Refund Payable	(62,075)	62,075	—
Increase (decrease) in Unearned Income	487,983	(2,873,178)	1,918,720

Net Cash Provided by Operating Activities	42,805,285	15,670,077	8,672,837
CASH FLOWS — Investing Activities:
Mortgage Loans Fundings	(356,634,083)	(244,257,312)	(130,611,307)
Mortgage Loan Repayments	104,290,515	70,026,819	65,710,563

Increase in Loan Principal Balances	(252,343,568)	(174,230,493)	(64,900,744)

Net Cash Used in Investing Activities	(252,343,568)	(174,230,493)	(64,900,744)
CASH FLOWS — Financing Activities:
Proceeds from Sale of Whole Loans	5,400,000	16,622,290	—
Repurchase of Whole Loans Sold	(5,237,980)	(8,061,178)	—
Proceeds from Borrowings from Manager	9,980,000	12,879,501	7,965,000
Repayments of Borrowings from Manager	(14,429,501)	(8,430,000)	(7,965,000)
Proceeds from Loan Participations Issued	36,418,052	5,750,000	4,600,000
Loan Participations Reacquired	(41,355,823)	(5,211,309)	(200,920)
Increase in Member Investments Pending Activation	4,104,737	325,263	(59,000)
Members’ Capital Investments	349,522,740	176,100,685	68,661,204
Members’ Redemptions	(53,925,891)	(24,868,564)	(6,138,357)
Members’ Distributions	(19,493,324)	(6,476,079)	(2,114,502)

Net Cash Provided by Financing Activities	270,983,010	158,630,609	64,748,425

Net Increase in Cash and Cash Equivalents	61,444,727	70,193	8,520,518
Cash and Cash Equivalents:
Beginning of Year	12,159,495	12,089,302	3,568,784

End of Year	$73,604,222	$12,159,495	$12,089,302

Supplemental Cash Flow Information:
Interest paid	$1,258,047	$575,228	$343,397

The accompanying notes are an integral part of these statements

IMH SECURED LOAN FUND, LLC
NOTES TO FINANCIAL STATEMENTS
NOTE 1- FUND DESCRIPTION
     IMH Secured Loan Fund, LLC, (the “Fund”) was organized under the laws of the State of Delaware as a limited liability company effective May 14, 2003 for the primary purpose of investing in loans secured by deeds of trust (herein referred to as mortgage investments) of generally eighteen months or less and collateralized by real property anywhere in the United States of America. The sponsor and Manager of the Fund is Investors Mortgage Holdings, Inc. (“IMH” or the “Manager”), which is a licensed Arizona mortgage broker that was formed in June 1997 in Arizona. IMH’s obligations and responsibilities as Manager are prescribed in the IMH Secured Loan Fund, LLC Limited Liability Company Operating Agreement, dated May 15, 2003, as amended and restated (the “Operating Agreement”), which governs all aspects of Fund operations. The Operating Agreement provides standards for, among other things, business operations and the allocation between the parties of income, gains, losses and distributions.
     The Fund’s existence is perpetual and has a December 31 year-end. Aggregate capital contributions are set at the discretion of the Manager as permitted by the Operating Agreement. Initial investment minimums are set at $50,000 and additional investments, other than reinvestments of distributions, are in not less than $10,000 increments, unless modified at the discretion of the Manager. Contributions are subject to an initial 60 day holding period before redemption may be requested. Redemptions are subject to several conditions, including a minimum 60 day written notice period. Further, redemptions in any fiscal year are, at the discretion of the Manager, limited to 10% of the Fund’s Units. Units are transferable and redeemable only under certain circumstances.
     Certain reclassifications have been made to amounts reported in 2006 and 2005 to conform to classifications made in 2007.
NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES
Basis of Accounting
     The Fund prepares its financial statements on the accrual basis of accounting in accordance with Accounting Principles Generally Accepted in the United States of America (“GAAP”). The majority of the Fund’s operating costs and all furniture and equipment used in the administration of the Fund are paid for by the Manager and are not recorded as expenses or Fund assets or deducted from the Net Earnings of the Fund. The Manager receives a management fee for the services it provides, which includes operating costs it incurs in the administration of the Fund. This structure is prescribed in the Fund’s Operating Agreement.
Management Fee
     For managing the Fund, the Manager is entitled to a 25 basis point annualized fee, earned and payable monthly, based on the Fund’s investment in mortgage investments at each month-end, excluding loans in non-accrual status. In addition, the Manager is entitled to 25% of any amounts recognized in excess the Fund’s principal and note rate interest due in connection with such loans.

IMH SECURED LOAN FUND, LLC
NOTES TO FINANCIAL STATEMENTS
NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Revenue Recognition
     Interest on mortgage investments is recognized as revenue when earned using the interest method based on a 365 day year. The Fund does not recognize interest income on loans once they are deemed to be impaired and placed in non-accrual status. Cash receipts are first allocated to interest, except when such payments are specifically designated by the terms of the loan as principal reduction.
     Loans with a principal or interest payment one or more days delinquent are in technical default and are subject to fees and charges, including default interest rates, penalty fees and reinstatement fees. Often these fees are negotiated in the normal course of business and, therefore, not subject to estimation. Accordingly, income pertaining to these types of fees is recorded as revenue when received.
     In accordance with the Operating Agreement, all fees relating to loan origination, documentation, processing, administration, loan extensions and modifications are paid to the Manager.
Mortgage Loans
     Origination and Acquisition
     We only originate or acquire mortgage loans from borrowers that IMH, as our Manager, believes have sufficient equity in the real estate securing the loans and that otherwise meet our underwriting standards (or, in the case of opportunistic loan purchases, that would have met our underwriting standards had we been the original lender). We do not evaluate loans based exclusively on a credit scoring model or a standard checklist. Rather, we utilize a residual analysis methodology, whereby we test whether there is there sufficient “equity” in the loan that, in the event of a default and foreclosure, we could complete development of the project in a manner such that the fair value of the project in the marketplace would exceed our aggregate investment, ideally generating a return of 18%-20% or more. In conducting this analysis, IMH, among other things, considers the market conditions in the geographic location of the property securing the loan, discusses with developers and other experts in the local market to verify borrower assertions as to market conditions and direction, discusses with national experts it has on retainer that can address the potential market conditions impacting appreciation or depreciation in the value of the property securing the loan and, if applicable, evaluates the current and projected revenue from the property, the expected levels of applicable rental and occupancy rates. We believe that focusing on the value of the underlying real estate is important because the real estate is our primary source of payment of the loan, and residual analysis mitigates the likelihood of lending too much money in relation to the project’s value. Similar to conventional lenders, we rely upon the skill of independent appraisers to value the collateral underlying our loans.
     As is customary in the commercial lending business, our loan terms may require the establishment of funded or unfunded interest reserves which are included as part of the note commitment and considered in the loan-to-value ratios at the time of underwriting. In some cases, the borrower may elect to pay interest from its own sources. At December 31, 2007, 30 of our borrowers have established either funded or unfunded interest reserves and 31 of our borrowers are scheduled to pay interest from other sources.
     Allowance for Credit Losses
     Our mortgage loans, which are deemed to be collateral dependent, are subject to a downward valuation adjustment or write-down based on management’s determination of the estimated realizable value of the subject collateral in relation to the outstanding mortgage balance, including accrued interest related costs. The fact that a loan may be temporarily past due does not result in a presumption that the loan is impaired. A loan is deemed to be impaired when, based on current information and events, it is probable that the Fund will be unable to ultimately collect all amounts due according to the contractual terms of the loan agreement.

IMH SECURED LOAN FUND, LLC
NOTES TO FINANCIAL STATEMENTS
NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
     Generally, a loan is placed in non-accrual status when it is past its scheduled maturity by more than 90 days, when it becomes delinquent as to interest due by more than 90 days, or when the related estimated realizable value is less than the total principal, accrued interest and related costs. Management may determine that a loan, while delinquent in payment status, shall not be placed in non-accrual status in instances where the estimated realizable value of the loan collateral far exceeds the principal the accrued interest, thereby making the current investment relatively risk free. In addition, a loan may be placed in or removed from non-accrual status when management makes a determination that the facts and circumstances warrant such reclassification irrespective of the current payment status.
     Losses may occur from investing in real estate loans. Evaluating the collectibility of a real estate loan is a matter of judgment. On a quarterly basis, we evaluate our real estate loan portfolio for impairment on an individual loan basis, except for loans that are cross collateralized within the same borrowing groups. For such loans, we perform both an individual evaluation as well as a consolidated evaluation to assess the Fund’s overall exposure for such loans. Rather, all relevant circumstances are considered by the Manager to determine impairment and the need for specific allowances. Our evaluation is performed in accordance with SFAS 114, Accounting by Creditors for Impairment of a Loan, and impairment is measured based on the estimated fair value of the loan collateral as the loans are collateral dependent. During the portfolio evaluation, our Manager considers the following matters, among others:
•	Estimated net realizable value of any underlying collateral in relation to the outstanding mortgage balance, including accrued interest and related costs, and compare this value to prior period evaluations;

•	The date of and reliability of valuation;

•	The borrowers’ financial condition and any adverse factors that may affect their ability to pay;

•	Prevailing economic conditions, including all known relevant internal and external factors that may affect loan collectibility (and modified for new factors);

•	Historical experience by market and in general; and

•	Evaluation of industry trends;
     Based upon this evaluation, a determination is made as to whether an allowance for credit loss is required and if so, whether it is adequate to cover any potential losses. Additions to the allowance for credit loss are charged to the provision for credit loss. Recoveries of previously charged off amounts are credited to the provision for credit loss.
     Classification of Loans
     The Fund’s business is to originate mortgage investments for the purpose of holding them on-balance sheet, and the Fund does not originate or acquire loans with the intent of reselling them as whole loans. In addition, the Fund does not have any mandatory delivery contracts or forward commitments to sell loans in the secondary whole loan market. Accordingly, all Fund loans are originated with the intent to hold the loans to maturity. Because the Fund has the ability and the intent to hold these loans for the foreseeable future or until maturity, they are classified as held for investment pursuant to SFAS No. 65, Accounting for Certain Mortgage Banking Activities. Notwithstanding the foregoing, the Fund does sell a percentage of its loans on a whole loan basis. In order to meet short-term financing needs, the Fund sells certain loans with the right and the intent to buy them back. As such, these transactions are treated as financings. In some instances, the Fund does not have the right to repurchase the loan. In those instances, the transactions are treated as sales.

IMH SECURED LOAN FUND, LLC
NOTES TO FINANCIAL STATEMENTS
NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
     Loans-In-Process
     The Mortgage Loan Note Obligations appearing on the balance sheets under assets include unearned interest and undisbursed construction draws and other loan related costs. Interest is earned daily and, for loans whose interest reserve is not funded at the time of origination, is added to each loan’s principal balance monthly. Construction draws and other loan related costs are disbursed to the borrower when certain events have occurred or benchmarks have been reached. Generally, the deferred portion of unearned interest and undisbursed construction draws and other loan related costs do not earn interest and are included as a reduction of Mortgage Loan Note Obligations and classified as Undisbursed Portion of Loans-In-Process and Interest Reserves, which are reductions in arriving at Mortgage Loan Note Obligations.
     Participations Issued and Whole Loans Sold
     In order to facilitate short-term cash needs of the Fund, the Fund occasionally issues participating interests in loans. Generally, such transactions are made at par and for no more than 50% of a loan’s principal balance, and the Fund generally remains the servicing agent for the loan. Under terms of the participation agreements, the purchaser and the Fund are pari-passu pertaining to all rights, privileges and obligations of ownership. However, because the participated interests are not legally isolated from the Fund in a bankruptcy-remote, separate legal entity, these participations are recorded as secured borrowings by the Fund and classified as Participations in Mortgage investments Sold. Under this structure, interest earned by the Fund on the entire loan is recorded as interest income, and interest earned by the purchaser is recorded as interest expense.
     In order to facilitate short-term cash needs of the Fund, the Fund occasionally sells whole loans at par to its Manager and to third-parties, though there is no intent to sell such loans at the time of origination. Under terms of the whole loan sale agreements, the purchasers assume all rights, privileges and obligations of ownership. The loans sold to the Manager have historically been repurchased and the sold loans to third parties are periodically repurchased at their request. The loans sold to the Manager are not legally isolated from the Fund in a bankruptcy-remote, separate legal entity and therefore these sales are recorded as secured borrowings by the Fund. For whole loans sold to third parties, assignment of the Fund’s interest in the promissory note, deeds of trust and guaranties are executed, servicing is transferred and the loan is removed from the books of the Fund at par with no gain or loss on sale recorded. Under terms of these transactions, the Fund has no legal right or obligation to repurchase and the purchaser does not have a legal right to require repurchase.
     Unearned Income
     In certain instances, at the time a loan is funded, estimates of interest due for the life of the loan and certain other expenses payable by the borrower are charged to and are included in the loan principal balance. The amount of the unearned interest and other expenses included in the loan principal balance is credited to a liability account for the benefit of the borrower and classified as Unearned Income. Should a borrower prepay a loan, any unearned portion of the interest or expenses included in principal is credited to the borrower at payoff as a reduction of the loan’s principal balance.
     Controlled Disbursement Accounts
     In the course of writing mortgage investments, the loan documents sometimes require that funded interest reserve accounts be established for certain borrowers. Under these arrangements, upon initial funding of the loan, a predetermined amount, approximating interest due during the initial loan term, is deposited into a controlled disbursement account in the name of the borrower for the benefit of the Fund. The Fund routinely directs such funds to be held in segregated money market and short-term investments accounts that are generally

IMH SECURED LOAN FUND, LLC
NOTES TO FINANCIAL STATEMENTS
NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
fully FDIC insured through participation in the CDARS program. Investment interest earned on such accounts is credited to the borrower. Interest income due monthly on the related mortgage investments is drawn from these accounts and transferred to the Fund. These accounts, which are held in the borrowers’ names, are not included in the accompanying balance sheets.
Member Investments Pending Activation
Member Investments Pending Activation reflects cash received and deposited by the Fund for new Member investments not yet approved by the Manager for the purchase of membership units or cash items deposited in the bank but not yet available for investment.
Fair Value of Financial Instruments
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management. As of the dates of the balance sheets, the respective carrying value of all balance sheet financial instruments approximated their fair values. These financial instruments include cash and cash equivalents, mortgage investments, accrued interest, amounts payable to the Manager and payables to Members. Fair values are assumed to approximate carrying values because these instruments are short term in duration.
Cash and Cash Equivalents
     Cash and cash equivalents include money market funds held with various commercial banks in the name of the Fund as well as short term certificates of deposit with an original maturity of 90 days or less. The Federal Deposit Insurance Corporation (“FDIC”) protects the funds held with the commercial bank up to a maximum of $100,000. The Fund customarily maintains money market deposits in banks in excess of FDIC protection limits. Cash and cash equivalents of the Fund also include funds held by a Bank of America national brokerage firm and invested in funds administered by the Columbia Management Group, an investment management division of Bank of America Corporation. Fund investments are generally invested overnight in the Columbia Cash Reserves and the Columbia Money Market Reserves funds which invest in debt obligations given the highest rating by one or more nationally recognized statistical rating organizations (NRSRO). The debt obligations at the time of investment have an original maturity of 397 days or less. Daily, monies necessary to meet Fund obligations are transferred from the investment account to a Bank of America checking account from which obligations are paid. Generally, the Bank of America bank account is maintained at a minimal balance with all excess funds invested. The Securities Investor Protection Corporation protects the funds held with the brokerage firm up to a maximum of $500,000 and the brokerage firm holds additional protection at their expense for a portion of the remaining net balance in the accounts.
     Additionally, the Fund participates in the Certificate of Deposit Account Registry Service (“CDARS”) program through some of its existing banking relationships. Under this program, when the Fund places its deposit using the CDARS program, that deposit is broken into $100,000 increments (making the full amount eligible for FDIC insurance coverage) and is spread out among other members of the CDARS member bank network. The CDARS investments have original maturities of less than 90 days and, accordingly, are classified as cash equivalents.

IMH SECURED LOAN FUND, LLC
NOTES TO FINANCIAL STATEMENTS
NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Income Taxes
     The Fund is not a taxable entity for Federal and state income tax purposes. The results of the operations of the Fund are passed through to the Fund’s members who are responsible for any income taxes associated with those results. Therefore, no provision has been made for income taxes in the accompanying financial statements. Fund members may elect to either reinvest or receive cash distributions from the Fund. Whether received in cash or reinvested, members are individually responsible to pay their respective income taxes on distributions credited to them.
Use of Estimates
     In accordance with GAAP, the Manager has made a number of estimates and assumptions with respect to the reporting of assets and liabilities and the disclosure of contingencies at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Accordingly, actual results could differ from those estimates. Such estimates primarily include the allowance for credit loss.
Fund Expenses
     The Fund pays management fees to IMH and the direct loan expenses of the Fund, which include interest expense, as well as costs related to defaulted loans, foreclosure activities, and property acquired through foreclosure. Therefore, the expenses reported in the accompanying statements of operations do not include overhead and other expenses attributed to the operations of the Fund, which are presently paid by the Manager, as permitted by the Operating Agreement. Such expenses include payroll and direct costs associated with loan origination activities, as well as member development and operations, and other general overhead costs.
Segment Information
     Financial Accounting Standards Board (“FASB”) SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” requires disclosure of certain operating and financial data with respect to separate business activities within an enterprise. The Fund’s primary business is solely investing in mortgage investments of eighteen months or less which are collateralized by real property anywhere in the United States of America. Accordingly, the Fund does not report more than one segment.
Recent Accounting Pronouncements
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities” (“SFAS No. 159”). This statement also includes an amendment to SFAS No. 115, “Accounting for Investments in Equity Securities.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. SFAS No. 159 is expected to expand the use of fair value measurement in connection with the accounting for financial instruments. The adoption of SFAS No. 159 is not expected to have a material effect on the Fund’s future reported financial position or results of operations.

IMH SECURED LOAN FUND, LLC
NOTES TO FINANCIAL STATEMENTS
NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. Companies are required to implement the standard for financial assets and liabilities in fiscal years beginning after November 15, 2007, along with any other assets and liabilities that are carried at fair value on a recurring basis in financial statements.  However, the FASB has provided a one-year deferral for the implementation of SFAS No. 157 for other non-financial assets and liabilities. The adoption of SFAS No. 157 is not expected to have a material effect on the Fund’s future reported financial position or results of operations.
NOTE 3 – CASH AND CASH EQUIVALENTS
     The Fund’s Operating Agreement provides that the amount classified as Retained Earnings in the financial statements (described as Loan Loss Reserve in the Operating Agreement) be held in cash. At December 31, 2007, all cash reserves set aside for the Loan Loss Reserve and classified as Retained Earnings had been distributed to members to cover accrued but uncollected interest. At December 31, 2006, cash reserves totaling $1,426,453 that equaled Retained Earnings as of December 31, 2006, was on deposit at a commercial bank in a money market account.
     Further, the Operating Agreement also provides that generally 3%-5% of mortgage loans be held for working capital. The funds are held in cash equivalent investment accounts and are designated as working capital and other funds available for operating obligations and lending. These funds are classified as cash equivalents on the accompanying financial statements. These designations are discretionary.
     A summary of the cash and cash equivalents as of December 31, 2007 and 2006, with balances as designated by the Manager, follows:

	December 31,
	2007	2006
Cash and Cash Equivalents:
Working Capital Reserve	$17,303,519	$7,758,443
Retained Earnings	—	1,426,453
Available for Operating Obligations and Lending	56,300,703	2,974,599

	73,604,222	$12,159,495

NOTE 4 – MORTGAGE INVESTMENTS, LOAN PARTICIPATIONS AND LOAN SALES
     All mortgage investments are collateralized by a first deed of trust (mortgages) on real property, and include personal guarantees by the principals of the borrower. A significant number of the loans have additional collateral. Independent title companies handle all loan closings and independent third-party companies, with oversight of the Manager, provide construction inspections and loan document management services for the majority of the mortgage loan note obligations.

IMH SECURED LOAN FUND, LLC
NOTES TO FINANCIAL STATEMENTS
NOTE 4 – MORTGAGE INVESTMENTS, LOAN PARTICIPATIONS AND LOAN SALES (CONTINUED)
     The Fund invests in both fixed and variable interest rate loans. All variable interest rate loans are indexed to the Wall Street Journal Prime Interest Rate (Prime), substantially all of which are subject to interest rate floors. As of December 31, 2007 and 2006, loan principal balances, net of the allowance for credit loss, summarized by fixed and variable interest rates within selected interest rate ranges are as follows:

	December 31, 2007
	Fixed Rate		Variable Rate		Total
	#	Principal	#	Principal	#	Principal	%
Current Rate:
11.25%	—	$—	—	$—	—	$—	0.0%
11.50%	2	26,964,042	4	15,022,582	6	41,986,624	8.3%
11.75%	1	3,111,524	—	—	1	3,111,524	0.6%
12.00%	7	52,150,144	13	88,708,674	20	140,858,818	27.7%
12.25%	1	630,550	6	68,948,504	7	69,579,054	13.7%
12.50%	3	40,273,520	8	46,793,491	11	87,067,011	17.0%
12.75%	—	—	3	63,370,631	3	63,370,631	12.5%
13.00%	7	26,094,185	—	—	7	26,094,185	5.1%
13.25%	—	—	2	45,763,759	2	45,763,759	9.0%
13.50%	1	5,680,000	1	4,840,167	2	10,520,167	2.1%
13.75%	—	—	1	5,065,000	1	5,065,000	1.0%
14.00%	—	—	1	15,479,549	1	15,479,549	3.0%

Total	22	$154,903,965	39	$353,992,357	61	$508,896,322	100.0%

% of Portfolio		30.4%		69.6%		100.0%

Weighted Average Rate		12.26%		12.52%		12.44%

Number of Loans		22		39		61

Average Principal		$7,041,089		$9,076,727		$8,342,563

	December 31, 2006
	Fixed Rate		Variable Rate		Total
	#	Principal	#	Principal	#	Principal	%
Current Rate:
11.25%	—	$—	1	$3,359,700	1	$3,359,700	1.3%
11.50%	2	21,020,500	—	—	2	21,020,500	8.1%
11.75%	1	3,286,400	2	4,609,962	3	7,896,362	3.1%
12.00%	13	72,698,645	2	12,220,020	15	84,918,665	32.8%
12.25%	4	32,061,511	3	30,882,905	7	62,944,416	24.3%
12.50%	2	8,219,573	—	—	2	8,219,573	3.2%
12.75%	—	—	1	4,278,676	1	4,278,676	1.7%
13.00%	6	31,542,816	3	7,180,225	9	38,723,041	15.0%
13.25%	1	4,437,002	1	6,287,512	2	10,724,514	4.1%
13.50%	1	5,248,925	1	11,280,402	2	16,529,327	6.4%

Total	30	$178,515,372	14	$80,099,402	44	$258,614,774	100.0%

% of Portfolio		69.0%		31.0%		100.0%

Weighted Average Rate		12.26%		12.49%		12.33%

Number of Loans		30		14		44

Average Principal		$5,950,512		$5,721,386		$5,877,609

IMH SECURED LOAN FUND, LLC
NOTES TO FINANCIAL STATEMENTS
NOTE 4 – MORTGAGE INVESTMENTS, LOAN PARTICIPATIONS AND LOAN SALES (CONTINUED)
     As of December 31, 2007 and 2006, the weighted average interest rates earned on variable rate loans was Prime plus 5.27% and Prime plus 4.24%, respectively. The Prime rate was 7.25% and 8.25% at December 31, 2007 and 2006, respectively. The Prime rate was further reduced to 5.25% in March 2008.
     Mortgage investments, net of the allowance for credit loss, as of December 31, 2007 have scheduled maturity dates within the next several quarters as follows:

December 31, 2007
Quarter	Amount	Percent	#
Matured	$133,532,114	26.2%	15
Q1 2008	79,688,445	15.7%	16
Q2 2008	126,192,281	24.8%	9
Q3 2008	116,056,884	22.8%	15
Q4 2008	53,426,598	10.5%	6

	$508,896,322	100.0%	61

     A mortgage loan’s maturity date may be extended in the normal course of business. Accordingly, repayment dates of the loans may vary from their currently scheduled maturity date. Further, in certain instances where the Manager deems it to be an advantage to the Fund not to modify or extend a loan past its scheduled maturity date, the Fund classifies and reports the loan as matured. At December 31, 2007, 15 loans with principal balances totaling $133.5 million were in default, all of which were past their respective scheduled maturity dates, and three of which (excluding non-accrual loans) were delinquent on outstanding interest payments. At December 31, 2006 three loans aggregating $13.9 million were past their respective maturity dates. As of March 28, 2008, 16 loans with principal balances totaling $126.7 were in default, all of which were past their scheduled maturity dates.
     The Fund has commenced the foreclosure process on 13 of the 15 loans in default. Two loans in default at December 31, 2007 were either paid off or paid down and removed from non-accrual status subsequent to year end. For one of the loans in default, the Fund is a participating lender and the lead lender has commenced formal foreclosure proceedings. At December 31, 2007, 10 of the 15 loans on which the Fund had commenced foreclosure proceedings have been placed in non-accrual status, and have principal balances totaling $73.3 million. Total contractual interest due under the loan terms for the non-accrual loans was $4.7 million, of which $2.6 million is included in accrued interest receivable in the balance sheet and $2.1 million which has not been recognized by the Fund. Of the remaining five loans in default, with principal balances totaling $60.2 million, four such loans were past their scheduled maturities by a range of 10 to 67 days. Interest due on these loans totaled $1.6 million and is included in accrued interest receivable in the balance sheet. In addition, in the first quarter of 2008, the Fund took title to the underlying real estate collateral of three loans in default at December 31, 2007, with outstanding principal balances totaling $18.8 million. The geographical concentration of loans in default at December 31, 2007 is as follows:

			December 31, 2007
			Principal	Accrued	Non-Accrued		Combined
	Percent	#	Balance	Interest	Note Interest	Total	LTV
Arizona	50.1%	10	$66,959,198	$1,752,131	$1,455,848	$70,167,185	90.5%
California	14.1%	3	18,770,167	566,929	380,425	19,717,523	75.4%
Idaho	24.2%	1	32,323,200	1,280,992	323,232	33,927,424	80.0%
Texas	11.6%	1	15,479,549	541,782	—	16,021,331	68.8%

	100.0%	15	$133,532,114	$4,141,833	$2,159,505	$139,833,464	82.7%

IMH SECURED LOAN FUND, LLC
NOTES TO FINANCIAL STATEMENTS
NOTE 4 – MORTGAGE INVESTMENTS, LOAN PARTICIPATIONS AND LOAN SALES (CONTINUED)
     Other than as discussed in the foregoing paragraphs, no loans have loan principal payments 30 days or more past due and no loans have interest payments more than 30 days past due.
     Based on the results of management’s evaluation and analysis, management determined that a potential shortfall exists regarding the collectibility of one loan resulting in a $1.9 million non-cash charge and the related recording of an allowance for credit loss as of December 31, 2007, representing 0.4% of the total portfolio. Aside from this loan, management believes that the value of the Fund’s remaining loan portfolio remains stable in relation to its respective estimated loan-to-value, that the underlying collateral is sufficient to protect the Fund against any loss of principal or accrued interest, and that no additional allowance for credit loss is considered necessary as of December 31, 2007. No allowance for credit loss was deemed necessary as of December 31, 2006.
     The Fund classifies loans into categories for purposes of identifying and managing loan concentrations. As of December 31, 2007 and 2006, loan principal balances, net of the allowance for credit loss, by concentration category follows:

	December 31, 2007			December 31, 2006
	Amount	%	#	Amount	%	#
Pre-entitled Land:
Processing Entitlements	$201,264,677	39.6%	19	$145,219,454	56.1%	20

	201,264,677	39.6%	19	145,219,454	56.1%	20

Entitled Land:
Held for Investment	135,060,000	26.5%	11	41,893,482	16.2%	8
Infrastructure under Construction	60,036,887	11.8%	5	17,621,490	6.8%	4
Improved and Held for Vertical Construction	14,800,383	2.9%	3	29,387,627	11.4%	4

	209,897,270	41.2%	19	88,902,599	34.4%	16

Construction & Existing Structures:
New Structure - Construction in-process	70,863,989	13.9%	17	16,315,986	6.3%	5
Existing Structure Held for Investment	26,870,386	5.3%	6	8,176,735	3.2%	3

	97,734,375	19.2%	23	24,492,721	9.5%	8

	$508,896,322	100.0%	61	$258,614,774	100.0%	44

	December 31, 2007			December 31, 2006
	Amount	%	#	Amount	%	#
Residential	$229,259,228	45.0%	34	$154,279,204	59.7%	29
Mixed Use	219,752,924	43.2%	16	95,258,284	36.8%	11
Commercial	59,884,170	11.8%	11	9,077,286	3.5%	4

	$508,896,322	100.0%	61	$258,614,774	100.0%	44

     The Fund’s portfolio value is invested in mortgage investments where the primary collateral is located in Arizona, California, New Mexico, Texas, Idaho, North Carolina, Minnesota and Nevada. As of December 31, 2007 and 2006, the geographical concentration of loan principal balances, net of the allowance for credit loss, by State, follows:

IMH SECURED LOAN FUND, LLC
NOTES TO FINANCIAL STATEMENTS
NOTE 4 – MORTGAGE INVESTMENTS, LOAN PARTICIPATIONS AND LOAN SALES (CONTINUED)

	December 31, 2007			December 31, 2006
	Amount	Percent	#	Amount	Percent	#
Arizona	$228,363,253	44.8%	34	$149,796,267	57.9%	29
California	171,560,268	33.7%	15	96,726,078	37.4%	13
New Mexico	4,468,763	0.9%	2	812,027	0.3%	1
Texas	32,113,473	6.3%	5	11,280,402	4.4%	1
Idaho	48,634,812	9.6%	2	—	—	—
Minnesota	14,780,460	2.9%	1	—	—	—
Nevada	8,975,293	1.8%	2	—	—	—

	$508,896,322	100.0%	61	$258,614,774	100.0%	44

Average Loan Principal Balance	$8,342,563			$5,877,609

     In the fourth quarter of 2007, the Fund purchased a co-lender’s 90% portion of a note in which the Fund previously held a 10% participation, resulting in the Fund becoming the sole lender under the note. The note was purchased for $7 million at a discount from its face amount and the combined carrying value of the Fund’s basis in the notes totaled $9.3 million at December 31, 2007, which represented an approximate 87% loan-to-value based on its estimated net realizable value at the time of purchase.
     As of December 31, 2007, there were no individual borrowers or borrower groups whose aggregated borrowings were in excess of 10% of the total mortgage loan principal balance outstanding. As of December 31, 2006, there were two borrower groups whose aggregated borrowings were in excess of 10% of the total outstanding mortgage investments as follows:

	Borrowing Group Information
	2007			2006
	Individual	Affiliated	Group	Individual	Affiliated	Group
Borrower	Loan	Loans	Total	Loan	Loans	Total
A	—%	—%	—%	—%	12%	12%
B	—%	—%	—%	—%	11%	11%
     For purposes of meeting short-term liquidity demands, the Fund enters into the partial sale of loans through loan participation agreements with various third parties and the Manager. Origination fees (points) paid to the participants in connection with the participation transactions are paid by the Manager in accordance with the Operating Agreement. The Fund issued participations in loans to third parties totaling $36.4 million and $5.8 million during the years ended December 31, 2007 and 2006, respectively.
     Additionally, the Fund entered into agreements to sell whole loans to third parties during the years ended December 31, 2007 and 2006 totaling $5.4 million and $16.6 million, respectively.
     Although there is no right and/or obligation for the Fund to do so, in the past the Fund has repurchased certain loans sold to third parties under whole loans sold and participation agreements at the request of the purchaser. During the year ended December 31, 2007, the Fund reacquired participations totaling $41.4 million and repurchased whole loans totaling $5.2 million, respectively. During the year ended December 31, 2006, the Fund reacquired participations totaling $5.2 million and repurchased whole loans totaling $8.1 million,

IMH SECURED LOAN FUND, LLC
NOTES TO FINANCIAL STATEMENTS
NOTE 4 – MORTGAGE INVESTMENTS, LOAN PARTICIPATIONS AND LOAN SALES (CONTINUED)
     respectively. The remaining balance on participation loans sold which is reflected as a liability on the on the accompanying balance sheets totaled $0 and $4.9 million at December 31, 2007 and 2006, respectively.
NOTE 5 – NET EARNINGS, DISTRIBUTIONS REINVESTED, DISTRIBUTIONS PAYABLE TO MEMBERS, RETAINED EARNINGS, REDEMPTIONS AND INCOME TAXES
Net Earnings, Distributions Reinvested and Distributions Payable to Members
     Fund members have the option to either reinvest their share of monthly earnings or to have earnings distributed to them in cash. The Fund distributes Net Earnings to its Members based on a calculation in accordance with GAAP, except as adjusted for the monthly amount withheld in Retained Earnings. Interest income earned on the loan portfolio is computed and allocated to Members daily. Other components of Net Earnings are computed and allocated to Members at month-end and Net Earnings, adjusted for the monthly amount withheld in Retained Earnings, are reinvested or distributed to Members monthly. Distributions designated for reinvestment are included in Members’ Equity as of each month-end. Distributions reinvested, which is a non-cash transaction, totaled approximately $26.2 million, $12.3 million, and $4.3 million for the years ended December 31, 2007, 2006 and 2005, respectively. Distributions paid or payable in cash totaled approximately $20.8 million, $7.1 million and $2.3 million for the years ended December 31, 2007, 2006 and 2005, respectively.
     Distributions that Members elect to take in cash are generally remitted within 10 business days following each month-end. Distributions payable in cash for the months ended December 31, 2007 and 2006 have been charged to Members’ Equity and are classified as Distributions Payable to Members in the accompanying balance sheets. A summary of distributions reinvested for the respective December or payable at December 31, 2007 and 2006 follows:

	December 31, 2007
	Member Reinvestment and Distributions Payable
	Member Accounts		Member Investment
	Number	% of Total	Amount	% of Total
Payable	1,582	45.6%	$2,182,604	46.1%
Reinvested	1,890	54.4%	2,551,546	53.9%

Total	3,472	100.0%	$4,734,150	100.0%

	December 31, 2006
	Member Reinvestment and Distributions Payable
	Member Accounts		Member Investment
	Number	% of Total	Amount	% of Total
Payable	533	38.7%	$920,999	37.6%
Reinvested	843	61.3%	1,527,481	62.4%

Total	1,376	100.0%	$2,448,480	100.0%

IMH SECURED LOAN FUND, LLC
NOTES TO FINANCIAL STATEMENTS
NOTE 5 – NET EARNINGS, DISTRIBUTIONS REINVESTED, DISTRIBUTIONS PAYABLE TO MEMBERS, RETAINED EARNINGS, REDEMPTIONS AND INCOME TAXES (CONTINUED)
Retained Earnings
     The Operating Agreement includes a provision for the accumulation at the discretion of the Manager of a “Loan Loss Reserve” to be used to offset certain payments or fees due on loans in default or foreclosure. Beginning in 2006, at each month-end an amount equal to this accumulation of retained earnings was deposited in a designated money market bank account. As of December 31, 2007, all funds in the money market were utilized to cover accrued but uncollected interest payments to Members. As collections of past due interest and other default fees occur, management expects to replenish the Retained Earnings amount into the designated money market account. In addition, subsequent to December 31, 2007, the Fund secured a $10 million loan commitment to fund distributions of accrued interest income.
     As of December 31, 2007, Retained Earnings totaled $49,473 or less than one basis point of total loan principal balances. As of December 31, 2006, Retained Earnings totaled $1,426,453 or 55 basis points of total loan principal balances. If all or part of Retained Earnings is not used for its intended purpose, these earnings will be distributed to Members, generally in proportion to the decrease in Fund earning assets. For income tax purposes, activity in the Retained Earnings account is currently taxable to the Members, but is not distributed. Upon the full withdrawal from the Fund, in addition to their capital contributions and any reinvested capital, their share of Retained Earnings is also returned to the Member. In 2007 and 2006, in connection with Members’ full redemptions of their investment in the Fund, $132,325 and $148,046 in Retained Earnings was paid to these Members.
Redemptions
     The Fund provides Members a limited option to redeem their units. After meeting the minimum holding period of 60 days, a Member may request redemption by providing the Manager, in writing, with a “Redemption Notice.” Generally, redemptions are paid once a month, on the first business day of the month. The Manager may redeem a member’s units within 60 days subject to certain limitations. For example, the Fund is not required to liquidate any investments, including but not limited to, any mortgage investments to pay the redemption. Further, prior to redeeming any units, the Manager must first determine that there are adequate funds to provide any anticipated financing of new mortgage investments. To the extent the Manager determines there are funds for redemption, the units will be redeemed on a first-come, first-served basis. There is no guarantee that funds will be available for requested redemption payments. Full and partial redemptions totaled approximately $57.7 million, $26.6 million, and $6.5 million for the years ended December 31, 2007, 2006 and 2005, respectively.
     As of December 31, 2007 and 2006, redemption requests satisfying the 60 day notice period and immediately payable totaled approximately $6.1 million and $2.2 million, respectively and are reflected as liabilities in the financial statements.
     In addition to the redemptions payable recorded at December 31, 2007, subsequent to year end, the Fund paid redemptions totaling $24.9 million and has received additional redemption requests totaling $23.8 million which (upon expiration of the 60 day notice period) is expected to be remitted to Members. As of December 31, 2006 the Manager had received redemption notices totaling $6.6 million which was remitted to Members in 2007.

IMH SECURED LOAN FUND, LLC
NOTES TO FINANCIAL STATEMENTS
NOTE 5 – NET EARNINGS, DISTRIBUTIONS REINVESTED, DISTRIBUTIONS PAYABLE TO MEMBERS, RETAINED EARNINGS, REDEMPTIONS AND INCOME TAXES (CONTINUED)
Income Taxes
     For income tax purposes, certain interest income is not suspended for loans that are deemed non-accrual for financial statement reporting purposes. Additionally, certain expenses may be capitalized as part of the basis in real estate held for sale and/or as additional amounts due the Fund, which is different from the treatment of these items under GAAP. Since the fund is taxed as a partnership, there are no deferred tax assets or liabilities as a result of these differences.
     The Fund is a limited liability company and, for income tax purposes, has elected to be taxed as a partnership. Consequently, no federal or state income taxes are applicable or paid by the Fund. Each individual member reports on his federal and state income tax return his distributive share of the Fund’s income, gains, losses, deductions and credits, whether or not any distributions are made during the year. The Fund has elected to report, for income tax purposes, as a “Large Partnership,” filing on Internal Revenue Code Form 1065-B.
NOTE 6 — UNEARNED INCOME AND OTHER FUNDS HELD
     The loans in which the Fund invests have various structures. Certain loans are structured where the borrower executes a note for the full amount of the loan but certain amounts are held back from the initial funding and are disbursed upon satisfaction of pre-established benchmarks or events. Generally, these holdbacks are for future interest payments (interest reserves), construction draws and other loan related costs (loans-in-process).
     Certain loans are also structured where the entire interest reserve, construction draws or other loan related costs are deemed contractually disbursed at the initial funding and are therefore included in the loan’s outstanding principal balance. With this structure, the borrower pays interest on disbursed and undisbursed portions of the loan amount for all or part of the loan’s life. The amount of interest reserve, which represents unearned income and other loan related costs not disbursed but included in loan principal balances, is carried as a liability of the Fund until earned, and are reported as Unearned Income and Other Funds Held. A summary of Unearned Income and Other Funds Held as of December 31, 2007 and 2006 is as follows:

	2007	2006
Interest Reserves	$547,917	$57,520
Construction and Other Costs	74,037	76,451

Total	$621,954	$133,971

NOTE 7 – MANAGEMENT FEES AND RELATED PARTY ACTIVITY
Management Fees
     For managing the Fund, the Manager is entitled to a 25 basis point annualized fee, payable monthly, based on the Fund’s the total mortgage loan principal balance at each month-end, excluding loans in non-accrual status. Management fees incurred for the years ended December 31, 2007, 2006 and 2005 totaled approximately $968 thousand, $430 thousand and $166 thousand, respectively. As of December 31, 2007 and 2006 the Fund Manager was owed $90,740 and $52,954, respectively, for management fees. In addition, at December 31, 2007, the Manager was due $225,000 for amounts advanced to Fund. This amount was repaid to the Manager in January 2008.

IMH SECURED LOAN FUND, LLC
NOTES TO FINANCIAL STATEMENTS
     In addition, the Manager is entitled to 25% of any amounts recognized in excess the Fund’s principal and note rate interest due in connection with such loans. During the year ended December 31, 2007 and 2006, the Manager received $101,431 and $0, respectively, in connection with this provision, which is reported net of mortgage loan income in the accompanying statements of net earnings.
     For loans originated on behalf of the Fund, the Manager receives all the revenue from loan origination, modification and processing fees (points) and other related fees, which are paid by the borrower. For the years ended December 31, 2007, 2006 and 2005, the Manager earned origination, processing and other related fees of approximately $28.7 million, $18.6 million and $10.2 million, respectively, substantially all of which were earned on loans funded by the Fund.
Related Party Investments and Borrowings
     For the years ended December 31, 2007, 2006 and 2005, Member contributions to the Fund from executive officers and directors of the Manager totaled $128,905, $261,535 and $234,682, respectively. At December 31, 2007 and 2006, the total investment by these officers and directors total $1,092,781 and $963,876, respectively. The Manager has no direct capital investment and owns no units in the Fund.
     In 2006 the Manager initiated a Profit Sharing Plan for its employees and deposited funds totaling $191,062 at December 31, 2006 in the Fund of behalf of this plan. As of December 31, 2006, the Manager’s accrued contribution to the plan was $120,000, which was paid during the first quarter of 2007. The Profit Sharing Plan was terminated in April 2007 and replaced with an employee 401(k) benefit plan, into which rollover balances were placed. The 401(k) plan does not include any investment in the Fund.
     Under terms of the Operating Agreement in effect up until May 2006, IMH was entitled to receive credits to its Fund capital account in an amount equal to any sales commissions it pays to registered broker/dealers in connection with a sale of Fund units. Since the inception of the Fund, to May 2006, IMH waived this right. In May 2006 the Members voted on and approved certain changes to the Operating Agreement with its Manager, including IMH’s relinquishment of a right to these credits.
     Under the Operating Agreement, the Fund has the legal capacity to borrow but, as of December 31, 2007, had not done so on a formal basis. Subsequent to December 31, 2007, the Fund secured a $10 million loan commitment to fund distributions of accrued interest income. However, from time to time the Fund requires additional liquidity to fund loans. Accordingly, when such a need arises, the Manager has participated in or purchased whole loans at par value from the Fund. The loans participated or purchased by the Manager are concurrently pledged by the Manager with a commercial bank as collateral on a line of credit (line) which has an advance rate of approximately 75% of the Fund’s participated loan balance. The proceeds from these borrowings and the Manager’s working capital is then used to fund the participation or purchase. During the period in which the Manager retains any interest in a Fund loan, all related interest paid to the Fund is passed to the Manager and the Fund records interest income and an equal amount of interest expense on borrowings from Fund Manager, as reflected in the accompanying statements of net earnings. In addition, the Manager pays all bank fees and other costs associated with the transaction, which has no impact on the Fund’s financial statements.
     Although there is no obligation for the Fund to do so, in the past the Fund has repurchased such loans from IMH and management may do so in the future if such liquidity needs arise. Accordingly, the Fund records these transfers to IMH as collateralized borrowings with the associated loans remaining as assets of the Fund and the proceeds recorded as Borrowings from Manager in the accompanying balance sheets. For the years ended December 31, 2007, 2006 and 2005, the Fund sold $10.0 million, $12.9 million and $8.0 million, respectively, to IMH and repurchased $14.4 million, $8.4 million and $8.0 million for the same periods, with no balance due to IMH at December 31, 2007 and $4.4 million due to IMH at December 13, 2006. For the years ended December 31, 2007, 2006 and 2005, the interest incurred on these borrowings totaled approximately $390,000, $123,000 and $322,000, respectively, which have been recorded in the accompanying statements of net earnings as both interest income and interest expense.

IMH SECURED LOAN FUND, LLC
NOTES TO FINANCIAL STATEMENTS
NOTE 7 – MANAGEMENT FEES AND RELATED PARTY ACTIVITY — CONTINUED
     At December 31, 2007, IMH maintained lines of credit with two banks with a total borrowing capacity of $22.8 million and an outstanding balance of $500,000. These lines expire between March 2008 and October 2008 and are expected to be renewed in the ordinary course of business. Accordingly, subject to the Manager’s working capital position and approval, the Fund has access to additional liquidity under this line of credit of $27.7 million. The lines of credit have weighted average interest rates of Prime (7.25% at December 31, 2007) plus .5%. The lines of credit, when utilized, are collateralized by specific loans and underlying deeds of trust and the personal guarantees of the Manager’s Chief Executive Officer. Subsequent to year end, the Fund secured a loan commitment of $10 million to distribute accrued interest income.
NOTE 8 – COMMITMENTS AND CONTINGENCIES
     As of December 31, 2007 and 2006, the Fund had undisbursed loans-in-process and interest reserves totaling $68.1 million and $50.8 million, respectively. These amounts generally represent the unfunded portion of construction loans pending completion of additional construction and interest reserves for all or part of the loans’ terms. The Fund expects to fund these undisbursed amounts in the normal course of business.
     As of December 31, 2007, the Fund had executed “Commitment to Fund” letters totaling approximately $131.3 million. While these transactions are subject to the completion of due diligence and underwriting, a significant portion of these loans are expected to be funded in the first quarter of 2008.
     During 2007, the Fund implemented a program requiring funded interest reserve accounts for certain borrowers, which are deposited into a controlled disbursement account in the name of the borrower for the benefit of the Fund upon initial funding of the loan. These funds, totaling approximately $2.5 million and $0 at December 31, 2007 and 2006, respectively, are not included in the accompanying balance sheets due to the fiduciary nature of such accounts.
     The Operating Agreement with IMH is for the life of the Fund. Only under specified circumstances and with the vote of a majority of Fund members can IMH be replaced as Manager. If no Manager is selected, the Fund would dissolve.
     IMH and the Fund are subject to oversight by various state and federal regulatory authorities including but not limited to the Arizona Corporation Commission (“ACC”), the Arizona Department of Revenue, the Arizona Department of Financial Institutions (Banking), the United States Securities and Exchange Commission and the Internal Revenue Service. In December 2004, and via several supplemental requests thereafter, the Securities Division of the ACC, requested certain information pertaining to the operations of the Fund and IMH. IMH has fully responded to all requests made by the ACC. We have not had any communication from the ACC since November 2005.
     We may be party to litigation as the plaintiff or defendant in the ordinary course of business in connection with loans that go into default or for other reasons. While various asserted and unasserted claims exist, we are not currently party to any litigation as a defendant. While resolution of these matters cannot be predicted with certainty, we believe, based upon currently available information that the final outcome of such matters will not have a material adverse effect, if any, on our results of operations or financial condition.
     The income tax returns of the Fund have not been examined by taxing authorities and all statutorily open years remain subject to examination.

IMH SECURED LOAN FUND, LLC
NOTES TO FINANCIAL STATEMENTS
NOTE 9 — SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
     Selected quarterly results of operations and other financial information for the four quarters ended December 31, 2007 and 2006 follows:

	2007
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
Interest and Fee Income	9,478,358	11,708,355	13,678,539	14,898,059	49,763,311
Expenses	930,680	539,738	428,252	2,189,456	4,088,126

Net Earnings	$8,547,678	$11,168,617	$13,250,287	$12,708,603	$45,675,185

Earnings per Weighted Average Units Outstanding	$291.66	$295.18	$275.88	$229.67	$1,073.47

Weighted Average Units Outstanding for Period	29,307	37,837	48,028	55,335	42,549

Earnings Components:
Distributed	$3,294,715	$4,659,682	$6,111,182	$6,689,348	$20,754,926
Reinvested	4,932,617	6,173,935	7,139,105	7,919,255	26,164,912

Distributed or Reinvested	8,227,332	10,833,617	13,250,287	14,608,603	46,919,838
Retained	320,346	335,000	—	(1,900,000)	(1,244,654)

Net Earnings	$8,547,678	$11,168,617	$13,250,287	$12,708,603	$45,675,184

Earnings per Weighted Average Units Outstanding, by Component
Distributed or reinvested	$280.73	$286.33	$275.88	$264.01	$1,102.72
Retained Earnings	10.93	8.85	—	(34.34)	(29.25)

	$291.66	$295.18	$275.88	$229.67	$1,073.47

	2006
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	YTD
Interest and Fee Income	$3,386,909	$4,660,665	$5,841,114	$7,256,786	$21,145,474
Expenses	(188,123)	(328,473)	(256,789)	(269,976)	(1,043,361)

Net Earnings	$3,198,786	$4,332,192	$5,584,325	$6,986,810	$20,102,113

Earnings per Weighted Average Units Outstanding	$294.08	$299.80	$298.07	$297.17	$1,189.12

Weighted Average Units Outstanding for Period	10,877	14,450	18,735	23,468	16,905

Earnings Components:
Distributed	$1,119,922	$1,451,824	$1,909,626	$2,590,875	$7,072,247
Reinvested	1,910,016	2,659,302	3,491,611	4,246,435	12,307,364

Distributed or Reinvested	3,029,938	4,111,126	5,401,237	6,837,310	19,379,611
Retained	168,848	221,066	183,088	149,500	722,502

Net Earnings	$3,198,786	$4,332,192	$5,584,325	$6,986,810	$20,102,113

Earnings per Weighted Average Units Outstanding, by Component
Distributed or reinvested	$278.56	$284.51	$288.30	$291.35	$1,146.38
Retained Earnings	15.52	15.30	9.77	6.37	42.74

	$294.08	$299.81	$298.07	$297.72	$1,189.12

     The average of each quarter’s weighted average units does not necessarily equal the weighted average units outstanding for the year and, therefore, individual weighted earnings per quarterly earnings per weighted unit do not equal the annual amount.
*******************************************************************************

IMH SECURED LOAN FUND, LLC
SCHEDULE II — Valuation and Qualifying Accounts
As of December 31, 2007 (in thousands)

	Balance at	Charged to		Charged to		Balance at
	Beginning	Costs and		Other	Collected/	End
Description	of Year	Expenses		Accounts	Recovered	of Year
Allowance for Credit Loss	$—	$1,900	(1)	$—	$—	$1,900

(1)	We established an allowance for credit loss based on our evalution of our mortgage loan portfolio as of December 31, 2007. No such allowance was required in 2006.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
     None.
Item 9A. Controls and Procedures.
Controls and Procedures
     IMH, on our behalf, has conducted an evaluation, with the participation of the Chief Executive Officer and Chief Financial Officer of IMH, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Form 10-K.
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
     Based on this evaluation, the Chief Executive Officer and Chief Financial Officer of IMH have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to management of IMH, including the principal executive officer and principal financial officer of IMH, as appropriate to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control Over Financial Reporting
     This Form 10-K does not include a report of assessment of management of IMH regarding internal control over financial reporting or an attestation report of the Fund’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.
Changes in Internal Control Over Financial Reporting
     There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our fiscal quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
IMH
     Our business is managed by IMH, which has responsibility and final authority in almost all matters affecting our business. These duties include dealings with Members, accounting, tax and legal matters, communications and filings with regulatory agencies and all other needed management and operational duties. Additionally, because Shane Albers and William Meris own a controlling interest in IMH, they may be deemed to control our activities through IMH. As our only Manager, IMH has complete authority and responsibility for:
•	underwriting and originating the mortgage investments in which we invest;

•	deciding what agreements we enter into and whether we enter into participations with other lenders;

•	managing our mortgage loan investments; and

•	managing all our other operations.
     Notwithstanding that IMH has the broad authority described above, IMH may not do any of the following:
•	impair our ability to carry on or change the nature of our business;

•	admit a Manager without prior approval of a majority of the Members;

•	sell all or substantially all of our assets or dissolve the Fund without prior majority approval; and

•	anything else not permitted in the Operating Agreement.
     Members have no right to participate in the management or control of our business or affairs other than to exercise the limited voting rights provided for Members in the Operating Agreement. IMH has complete responsibility for the selection, evaluation and negotiation of our mortgage investments. IMH provides all managerial, executive, supervisory and administrative services for our operations, including managing the mortgage investments we hold. Our books and records are maintained by IMH, and are audited by independent certified public accountants.
Removal of IMH as Manager
     IMH will cease to be our Manager upon its removal, withdrawal or dissolution, or if it is found to be bankrupt. A majority, excluding IMH’s interest, can remove IMH as our Manager subject to the following conditions:
•	if the Members have not previously elected an additional Manager, the removal will not become effective for at least 120 days following the consent or authorizing vote by the majority;

•	during the 120 days set forth above, a majority can agree in writing to continue our business and, within six months following the termination date of the last remaining Manager, elect and admit a new Manager who agrees to continue our existence; and

•	the substitution of a new Manager shall be effective when the new Manager accepts in writing the duties and responsibilities of a Manager.
     If our business continues after IMH is no longer our Manager, then we will pay IMH a sum equal to all amounts then owed to it. By majority vote, we may terminate IMH’s interest in the Fund by paying an amount equal to the then-present fair market value of IMH’s interest in the Fund, which, pursuant to the Operating Agreement, is agreed to be IMH’s outstanding capital account at such time. In the event IMH and the Fund cannot agree as to the then-present fair market value, then the dispute shall be settled by arbitration in accordance with the then current rules of the American Arbitration Association. All payments to a terminated Manager must be fair and must protect our solvency and liquidity.
     If a majority does not designate and admit a new Manager within the time specified, we will dissolve. IMH may assign any interest it may have in the Fund as a Member, but our Manager may not be changed except as set forth above.
Mortgage Loan Evaluation and Acquisition by IMH
     IMH evaluates prospective loans for us. In that regard, IMH evaluates the credit of prospective borrowers, analyzes the return to us of potential mortgage loan transactions, reviews property appraisals, and determines which types of transactions appear to be most favorable to us. We have not established our own underwriting standards and rely on IMH to provide such services.
     IMH will identify a potential loan and then process the application. When processing a loan, IMH will, among other things:
•	order and review a property title report,

•	perform a property inspection,

•	obtain an appraisal which is reviewed for reasonableness, and

•	perform credit underwriting through borrower interviews, credit reports and review of borrower and principals’ financial statements.
     After processing the loan, IMH will review the loan through its loan committee.
Loan Portfolio and Operations Management
     After we invest in mortgage investments, IMH will also manage our mortgage loan portfolio and our operations. IMH will be responsible for:
•	monitoring loan compliance;

•	recommending changes in loans;

•	employing and supervising employees who manage the loans;

•	preparing, updating, and reviewing projected loan performance;

•	determining the need for writedowns of or reserves against loans;

•	collecting and maintaining all loans;

•	preparing and reviewing budgets, economic surveys, cash flow and taxable income or loss projections and working capital requirements;

•	preparing and reviewing of reports for securities filings, regulatory authorities, distribution to our Members or otherwise;

•	communicating with Members;

•	supervising and reviewing our bookkeeping, accounting and audits;

•	supervising and reviewing the preparation of our state and federal tax returns; and

•	supervising professionals employed by us or by IMH for our benefit, including attorneys, accountants, and appraisers.
Code of Ethics
     As disclosed elsewhere in this Form 10-K, the Fund does not have any employees, officers or directors, and it has therefore not adopted a written code of ethics. IMH has not adopted a written code of ethics, but management of IMH has worked diligently to instill in IMH’s employees a culture of integrity, and management believes that it has created a corporate culture that effectively deters wrongdoing and promotes honest and ethical conduct and compliance with applicable governmental laws, rules and regulations.
Executive Officers of IMH
     The following paragraphs set forth the name and position of each of the executive officers of IMH as of December 31, 2007.
Shane Albers: Chief Executive Officer
     Mr. Albers, 39, is the founder, Chairman, and Chief Executive Officer of IMH, where he has been employed since 1997. Mr. Albers is responsible for the strategic positioning of the corporation and the loan portfolio as well as the implementation and execution of the corporate vision. He is the chairman of the loan committee for the Fund, and is the primary author of corporate underwriting standards and loan administrative policy for IMH. He is licensed as the “Responsible Individual” for IMH’s mortgage broker license in Arizona, and has over fourteen years of lending, underwriting, and title experience. During that time, he has originated nearly $500 million in private and institutional construction and debt financing for both residential and commercial projects. He oversees the selection, structuring, and underwriting of mortgage investments in which the Fund invests. He is a member of the Arizona Association of Mortgage Brokers and the National Association of Mortgage Brokers, Social Venture Partners, TEC International, Urban Land Institute and Commercial Real Estate Finance Forum. Mr. Albers received his Bachelor of Arts degree from the University of Arizona.
William Meris: President
     As President of IMH, Mr. Meris, 41, is responsible for the day-to-day operations of IMH and the Fund. He is also responsible for overseeing the capital formation activities for the Fund and the relationships with broker-dealers and major investors. Mr. Meris joined IMH as President in 2003. During 2002 and 2003, Mr. Meris opened and operated three branches of Pacific Coast Mortgage, Inc., a residential mortgage brokerage firm. Prior to that, from 1998 to 2002, he was President of Meris Holdings, Inc., a private equity fund manager. He is a member of the loan committee for the Fund. Mr. Meris is a member of Leadership 100, and works with other civic and charitable organizations. He received his Bachelor of Science degree in Business Administration from Arizona State University.

Steven Darak: Chief Financial Officer
     As Chief Financial Officer of IMH, Steven Darak, 60, is responsible for all financial reporting and securities law compliance for the Fund. Mr. Darak is a seasoned senior finance and information technology executive with diverse public company and private company experience. He began working for IMH in 2005. From 2003 to 2005, Mr. Darak was Chief Financial Officer and Chief Information Officer for Childhelp USA, a non-profit organization. From 2002 to 2003, Mr. Darak was Chief Executive Officer and co-owner of RFSC, Inc., a manufacturer of custom wood products. Prior to that, from 1994 to 2002, he was Senior Vice President and Chief Financial Officer of Drivetime Corporation (formerly Ugly Duckling Corporation), at the time a publicly-held automobile finance and sales company with annual revenue in excess of $500 million. His experience includes three public stock offerings, nearly thirty securitization transactions, and development and deployment of executive reporting, data warehouse, consumer loan servicing and accounting systems. His career also includes ten years practicing as a CPA with a national accounting firm, and CEO of a community bank and a consumer finance company. Mr. Darak received a Bachelor of Science degree in Business Administration from the University of Arizona and served in the United States Air Force.
Jerome Joseph: Chief Administrative Officer
     Mr. Joseph, 50, is responsible for various regulatory compliance, risk management, and corporate governance matters for IMH, as well as various matters pertaining to loan enforcement. Mr. Joseph began working for IMH as a consultant in August 2005 and was hired as Chief Administrative Officer in August 2006. From 2004 to 2006, Mr. Joseph was an independent consultant, principally to commercial real estate lenders. During 2004 Mr. Joseph served briefly as Chief Financial Officer of Great Western Land and Recreation, Inc., a publicly traded real estate development company. From 1998 to 2004, Mr. Joseph was Chief Financial Officer of NZ Corporation and its subsidiaries, a publicly traded real estate and commercial real estate lending company. He has earlier experience as a senior financial officer with privately held and publicly held homebuilders. Mr. Joseph is a member of the loan committee for the Fund. He is a member of the Association for Financial Professionals, the Urban Land Institute, and the Risk and Insurance Management Society. Mr. Joseph earned a Bachelor of Arts degree in Economics and Business from Macalester College.
Dennis Faggioni: Chief Operating Officer
     Mr. Faggioni, 59, is responsible for the operational excellence of IMH. He participates in the development and implementation of strategic plans, provides leadership for enterprise-level initiatives, strategic infrastructure investment, and identification and mitigation of operating risks. Mr. Faggioni joined IMH in March 2007 as the Chief Information Officer (CIO) for IMH, providing management direction to the Information Technology Department. In December 2007, Mr. Faggioni was approved as the Chief Operating Officer by IMH’s Board of Directors. Prior to joining IMH, Mr. Faggioni was the CIO for Delco-Remy International and, prior to that, was a consultant to America West Airlines during the initial stages of its merger with US Airways, and the CEO of an information technology services company. He has also worked as the CIO of an insurance company, retail “.com,” a global telecommunications equipment company, and a financial services software company. He is a member and previous co-chair of the Arizona Business Education Advisory Council and is currently Chair of the Greater Phoenix CIO Council. . Mr. Faggioni earned a Bachelor of Science degree in Business Administration from San Jose State University.

Theresa Guske: Senior Vice President — Loan Management
     As Senior Vice President — Loan Management, Ms. Guske, 43, is responsible for closing, post-closing and loan administration services. This includes title review, approval of loan documents, coordination with all legal counsel and title companies, and all loan administration functions through loan payoff. She is also responsible for compliance by both borrower and title companies with loan documentation, payoff requests and release of collateral after loan payoff. Additionally, she is responsible for compliance with the Arizona Department of Financial Institutions regulations. Ms. Guske has been employed as a member of the IMH team since 1999. She has over 10 years experience in commercial real estate finance and over 20 years of construction administration experience. Ms. Guske’s previous experience includes human resources, accounting, portfolio management and construction management. Ms. Guske is a member of the loan committee for the Fund.
Brian Peterson: Senior Vice President — Investments
     Mr. Peterson, 29, is responsible for establishing new Broker Dealer selling agreements, managing said relationships, and facilitating or overseeing all investor-related financial matters within the Fund. Mr. Peterson joined IMH in 2003 as a Finance Associate, and was named Vice President in 2005. Prior to being employed by IMH, from 2002 to 2003, Mr. Peterson was Branch Manager for the Scottsdale, Arizona branch of Pacific Coast Mortgage, a residential mortgage brokerage company. Prior to that, from 2001 to 2002, Mr. Peterson was an Investment Banking Associate for Brockson Capital. From 2000 to 2001, he was a Registered Representative with Morgan, Stanley, where he held Series 7, Series 31, and Series 66 NASD licenses. Mr. Peterson has provided research and financial analysis for several investment banking transactions involving mergers and acquisitions, and he has been responsible for structuring and managing client investment portfolios. He graduated summa cum laude, receiving his Bachelor of Science degree in Finance from Arizona State University.
Item 11. Executive Compensation.
Compensation Discussion and Analysis
Overview
     As discussed elsewhere in this Form 10-K, the Fund does not have any directors, officers or employees and IMH sponsors and manages the Fund’s operations and activities. For these services, IMH receives an annual fee equal to 0.25% of the “Earning Asset Base” of the Fund, which, as previously disclosed, is defined in the Fund’s operating agreement as mortgage loan investments held by the Fund and property acquired through foreclosure and upon which income is being accrued under GAAP. Importantly, the Fund is neither required to pay, nor voluntarily pays, to officers or employees of IMH any compensation or any items of value, except for items of value paid to such persons in their capacity as Members, in which case they are treated equally to all Members. Accordingly, the Fund’s returns are not impacted by the amount of compensation IMH pays to its officers or employees, or the form in which any such compensation is structured. Moreover, IMH is a privately-held corporation that is wholly-owned by Shane Albers and William Meris, and Members of the Fund do not have a financial or ownership interest in IMH by way of their ownership of Fund units.
     The purpose of this Compensation Discussion and Analysis, and related tables, is to supplement other disclosures in this Form 10-K regarding the interrelationship between the Fund and IMH by providing certain information regarding compensation that IMH pays or awards to, or that is earned by, its named executive officers. It is important to note that the disclosures contained in this Compensation Discussion and Analysis, and related tables, include all compensation paid or awarded by IMH to its named executive officers, or earned by such named executive officers, even though the named executive officers devote time to activities that IMH deems to be activities exclusively for the benefit of IMH, including, among other things, evaluating mortgage investments to originate for its own benefit, exploring financing opportunities on a corporate non-Fund level, and researching and evaluating additional fund vehicles.
Named Executive Officers
     In general, the SEC categorizes as named executive officers all individuals serving as a registrant’s principal executive or financial officer, or those persons acting in similar capacities, regardless of compensation level, and a registrant’s three most highly compensated executive officers, other than the principal executive and financial officers. The SEC further defines an executive officer as any president, any vice president of the registrant in charge of a principal business unit, division or function (such as sales, administration or finance), any other officer who performs a policy making function or any other person who performs similar policy making functions for the registrant. The Fund has no employees and therefore, for federal securities law purposes only, certain executive officers of IMH are deemed to be the Fund’s named executive officers. For the 2007 fiscal year, these named executive officers were:
•	Shane Albers, Chairman and Chief Executive Officer of IMH;

•	William Meris, President of IMH; and

•	Steven Darak, Chief Financial Officer of IMH.
The Role of the Board of Directors of IMH and IMH Executive Officers in Setting Compensation
     IMH’s Board of Directors, which does not have compensation, audit or other committees, consists of Shane Albers and William Meris, neither of whom would be “independent” under any exchange criteria because both are officers and employees of IMH. Importantly, however, because IMH is privately-held and its stock is not traded on any exchange, IMH is not subject to director independence or board committee requirements, except if and to the extent state law imposes any such requirements. IMH is organized under the laws of Arizona, which imposes no such requirements. In addition, Mr. Albers and Mr. Meris are the Chief Executive Officer and President, respectively, of IMH and are the sole shareholders of IMH. Therefore, all actions taken by IMH’s Board of Directors, including compensation actions, are also implicitly or explicitly approved by the Chief Executive Officer and President of IMH and all of IMH’s shareholders.
IMH Executive Compensation Philosophy and Objectives
     IMH seeks to encourage highly qualified and talented employees to maintain their employment with IMH for an extended period of time and, as such, IMH endeavors to compensate its employees, including the named executive officers, at rates that Mr. Albers and Mr. Meris believe to be above-market.
     IMH’s executive compensation program has been designed to provide a total compensation package that allows IMH to attract, retain and motivate the executives that are necessary to capably manage its business, including the named executive officers. IMH’s executive compensation program is guided by several key principles:
•	To be fair to both the executive and IMH;

•	To provide total compensation opportunities at levels that are highly competitive for comparable positions at companies with whom IMH competes for talent;

•	To provide financial incentives to IMH’s executives to achieve key financial and operational objectives set by IMH’s Board of Directors; and

•	To provide an appropriate mix of fixed and variable pay components to establish a “pay-for-performance” oriented compensation program.
     IMH’s executive compensation program takes into consideration (i) the marketplace for the individuals that IMH wishes to attract, retain and motivate; (ii) IMH’s past practices; and (iii) the talents that each individual executive brings to IMH. IMH does not utilize the services of a compensation consultant and does not engage in any formal benchmarking. Rather, compensation decisions are based exclusively on the market knowledge of Mr. Albers and Mr. Meris, as supplemented by IMH’s human resources director and other personnel of IMH.
Elements of IMH Compensation Program
     The principal components of compensation for the named executive officers are base salary and short-term cash incentive compensation, and in 2007, IMH’s Board of Directors implemented two incentive plans for certain key officers and employees of IMH. The named executive officers are also eligible to participate in broad-based benefit plans that are generally available to all employees of IMH, including a tax-qualified profit sharing plan that was, effective September 1, 2007, converted into a 401(k) plan. IMH does not provide any material perquisites to its named executive officers.
     IMH does not have any pre-established policy or target for the allocation between base and incentive compensation, cash or equity compensation, or short-term or long-term compensation. Rather, compensation decisions are made on a case-by-case and issue-by-issue basis.
     Base Salary
     Base salary is designed to compensate the named executive officers for their roles and responsibilities and to provide a stable and fixed level of compensation that serves as a retention tool. Although base salary is not at risk, as described below, the 2006 base salaries for Mr. Albers and Mr. Meris could have reverted to 2005 levels if IMH did not attain an earnings goal.
     In determining base salaries, IMH considers each executive’s role and responsibility, unique skills and future potential with IMH. The base salaries were selected by the IMH Board of Directors based on its market knowledge of comparable salaries for each of the positions listed for companies of similar type and size. Further, although IMH does not engage in any formal benchmarking or utilize any mechanism for comparison to similar companies, IMH seeks to set salaries for its named executive officers at levels that Mr. Albers and Mr. Meris believe to be applicable for similar positions in IMH’s competitive market based on their market knowledge of comparable salaries for each of the positions listed for companies of similar type and size.
     Base salaries for each of the name executive officers for the fiscal years ending December 31, 2007 and 2006 are as follows:

		2007	2006
•	Shane Albers - Chief Executive Officer of IMH	$550,000	$480,000
•	William Meris - President of IMH	420,000	360,000
•	Steven Darak - Chief Financial Officer of IMH	200,000	166,000
     Salaries for the 2008 fiscal year have been set at $550,000, $420,000 and $240,000 for Mr. Albers, Mr. Meris and Mr. Darak, respectively.
     With respect to Mr. Albers’ and Mr. Meris’ compensation for fiscal 2006, if, as of the end of the three month period ended March 31, 2006 IMH’s earnings before deductions for interest, taxes, depreciation and amortization had been less than $1,000,000, then the base salaries of each of Mr. Albers and Mr. Meris would have reverted to $330,000 per year as of April 1, 2006. This contingency did not occur and each of Mr. Albers and Mr. Meris were paid their salaries as indicated in the list above. No such base salary contingency existed for Mr. Darak in 2006.
     The base salary contingencies established in 2006 for Mr. Albers and Mr. Meris were established to coincide with the anticipated growth and success of IMH. No base salary contingencies were established for the named executive officers for 2007 or 2008 because IMH had made a strategic decision to position itself for growth during such years and IMH determined that base salary contingencies may, under certain circumstances, incentivize the named executive officers to take actions that may not be fully in support of, or that may conflict with, initiatives to position IMH for future growth. Base salaries were increased in 2007 from 2006 levels to reflect the continuing growth of IMH. No change in base salaries was made in 2008 for Mssrs. Albers and Meris. However, the increase in Mr. Darak’s base salary in 2008 was made to reflect the increased complexity and financial reporting responsibilities assumed by Mr. Darak.
     Until January 1, 2007, Mr. Darak was both the Chief Financial Officer of IMH and a member of Tatum CFO Partners, LLP (“Tatum Partners”), a professional services outsourcing firm. On January 9, 2006, IMH entered into an Employment Letter Agreement (the “Employment Agreement”) with Mr. Darak and a Full-Time Permanent Engagement Resources Agreement (the “Resources Agreement”) with Tatum Partners, which collectively governed the terms and conditions of Mr. Darak’s employment with IMH. Under the Employment Agreement and Resources Agreement, IMH was obligated to pay 16.7% of Mr. Darak’s $200,000 stated salary, or $33,400, directly to Tatum Partners, resulting in a net salary to Mr. Darak of $166,600. Effective January 1, 2007, Mr. Darak terminated his relationship with Tatum Partners and all salary became payable to Mr. Darak. The Employment Agreement and Resources Agreement were also terminated on January 1, 2007. See “IMH Employment, Change in Control and Severance Agreements” below for additional information.
     Cash Incentives
     Cash incentive payments, which are at risk, are designed to recognize and reward the named executive officers with cash payments based on IMH’s success in a given year.
     Cash bonuses that may be payable to each of Mr. Albers and Mr. Meris are set by IMH’s Board of Directors. For fiscal 2006, if, for the six months ended June 30, 2006, IMH had revenue of $9,000,000 or more and had earnings before deductions for interest, taxes, depreciation, and amortization (“EBITDA”) of $4,000,000 or more, Mr. Albers and Mr. Meris were each eligible for a cash bonus of $100,000. Furthermore, if, for the twelve months ended December 31, 2006, IMH had revenue of $20,000,000 or more and had EBITDA of $8,000,000 or more, Mr. Albers and Mr. Meris were each eligible for a cash bonus of $200,000. IMH did not meet either the six or twelve month revenue or EBITDA targets. Accordingly, Mr. Albers and Mr. Meris did not receive a cash bonus in 2006. No bonus targets were established for Mr. Albers or Mr. Meris for fiscal 2007, and neither Mr. Albers nor Mr. Meris received a bonus. No targets were set for 2008, although the IMH Board of Directors has discretion to award bonuses as it sees fit.
     According to Mr. Darak’s Employment Agreement, in 2006 Mr. Darak was entitled to a cash bonus of not less than 1.00% of pre-tax, pre-bonus earnings of IMH. The bonus level was a negotiated feature in the Employment Agreement between IMH and Mr. Darak, and was based on common practice for IMH, Mr. Darak and Tatum Partners. Under the Resources Agreement, Tatum Partners was entitled to 15% of any such bonus. In fiscal 2006, Mr. Darak was entitled to a cash bonus of $93,076, $79,115 of which was paid to Mr. Darak and $13,961 of which was paid to Tatum Partners. Despite the termination of the Employment Agreement on January 1, 2007, Mr. Darak’s bonus program of not less than 1.00% of pre-tax, pre-bonus earnings remains in effect for fiscal 2007 and 2008. In fiscal 2007, Mr. Darak received bonuses totaling $103,085.
     Incentive Programs
     On June 29, 2007, the Board of Directors of IMH approved a Key Employee Incentive Plan and an Executive Management Plan, under which the Board of Directors of IMH is able to grant to key employees and executives of IMH stock appreciation rights that entitle participants to receive a payment equal to the appreciation in the value of one share of IMH stock. Stock appreciation rights under the plans are linked to the value of shares of IMH stock and not Fund units. Importantly, the Fund does not incur any expense related to the plans and the plans have no effect on the Fund’s results of operations; rather, such expenses and effects are borne exclusively by IMH.
     The values of stock appreciation rights are determined by Board of Directors of IMH using a valuation methodology based on pre-tax earnings of IMH. Awards made under the Key Employee Incentive Plan vested on December 31, 2007 and awards made under the Executive Management Plan vest in annual 20% increments starting on December 31, 2007. Payments relating to awards made under the Key Employee Incentive Plan are made on the date of separation of service from IMH, and are made in ten annual installments. Under the Executive Management Plan, 20% of a participant’s stock appreciation rights will be redeemed for cash as of the fifth anniversary of the date of grant and an additional 20% of the stock appreciation rights will be redeemed for cash on the sixth through ninth anniversaries of the date of grant.
     Of the named executive officers, only Steven Darak, Chief Financial Officer of IMH, is eligible to participate in one of the plans. On June 29, 2007, in recognition of Mr. Darak’s efforts in helping grow IMH and the Fund and as a result of the increasingly complex duties Mr. Darak is required to perform in connection with the Fund’s requirement to file reports with the SEC, Mr. Darak was awarded 20,000 stock appreciation rights under the Executive Management Plan.
     Other Compensation
     During 2007, Mr. Albers and Mr. Meris also participated or were eligible to participate in our other benefit plans and programs on the same terms as other employees of IMH. IMH maintained a tax-qualified discretionary profit sharing plan through December 31, 2006 that was available to all IMH employees who satisfied standard eligibility criteria (e.g., over the age of 21 and who have been employed by IMH for one year). Under the profit sharing plan, IMH, at its discretion, could deposit cash into deferred participant accounts. Mr. Darak did not participate in the profit sharing plan because his tenure with IMH was less than one year during 2006. As of September 1, 2007, the profit sharing plan was discontinued and was replaced with a 401(k) plan, which each of the named executive officers are eligible to and do participate in on the same basis as any other employee of IMH. Any balances that existed in the profit sharing plan were rolled over into the 401(k) plan. Our named executive officers also participate or are eligible to participate in IMH’s medical and dental insurance, term life insurance, and paid time-off plan.
Summary Compensation Table

								Change in
								Pension Value
								and Nonquali-fied
						Non-Equity		Deferred
				Stock		Incentive Plan		Compensation	All Other
		Salary	Bonus	Awards	Option Awards	Compensation		Earnings	Compensation		Total
Name and Principal Position	Year	($)	($)	($)	($)	($)		($)	($)		($)
Shane Albers, Chairman and Chief	2007	550,000	—	—	—			—	5,500	(1)	555,500
Executive Officer of IMH	2006	480,000	—	—	—	18,302	(2)	—	—		498,302

William Meris, President of IMH	2007	420,000	—	—	—			—	6,650	(3)	426,650
	2006	360,000	—	—	—	18,302	(2)	—	—		378,302

Steven Darak, Chief Financial Officer of IMH	2007	200,000	—	—	4,813 (4)	103,085	(5)	—	2,917	(6)	310,815
	2006	166,600 (7)	—	—	—	79,115	(8)	—	—		245,715

(1)	Reflects a discretionary contribution by IMH to the IMH 401(k) plan for the benefit of Mr. Albers.

(2)	Reflects a contribution to the IMH profit sharing plan. As described above, the profit sharing plan was terminated in April 2007 and replaced with the IMH 401(k) plan, into which rollover balances were contributed.

(3)	Reflects a discretionary contribution by IMH to the IMH 401(k) plan for the benefit of Mr. Meris.

(4)	As discussed above, on June 29, 2007 Mr. Darak received a grant of 20,000 stock appreciation right units under the IMH Executive Management Plan, which vest in equal increments over five years starting on the fifth anniversary of the date of grant. The number included above reflects the valuation of the stock appreciation rights based on the compensation cost recognized by IMH during 2007 for financial statement purposes under FAS 123(R). As discussed above, the Fund does not incur any expenses in connection with the Executive Management Plan as it is linked to the performance of IMH, not the Fund, and all expenses are borne solely by IMH. The valuation is based on a multiple equal to 4 times the actual IMH 2007 earnings before interest, taxes, depreciation and amortization, the product of which is discounted by a 25% for the lack of marketability of IMH shares and an additional 25% for minority interest. The net value is then compared to the base year valuation of the Company (2005) using similar discounting factors and the increase in value is used to derive the increase in the computed price per share. The incremental price per share is used to value the total granted stock appreciation rights, which is then reduced by the non-vested portion of such shares, to arrive at the recognized compensation by IMH for the period.

(5)	Reflects a cash bonus paid to Mr. Darak equal to 1.00% of pre-tax, pre-bonus earnings for IMH.

(6)	Reflects a discretionary contribution by IMH to the IMH 401(k) plan for the benefit of Mr. Darak.

(7)	While Mr. Darak’s compensation was set at $200,000 under the Employment Agreement, he was paid a base salary of $166,600, and the balance of $33,400, or 16.7%, was paid to Tatum Partners under the Resources Agreement. (8) While Mr. Darak was entitled to receive a bonus of $93,076 under the Employment Agreement, he was paid a bonus of $79,115, and the balance of $13,961, or 15%, was paid to Tatum Partners under the Resources Agreement.
2007 Grants of Plan-Based Awards
     The following table sets forth certain information with respect to grants of plan-based awards made during the year ended December 31, 2007:

All Other
									Stock			Grant Date
									Awards:	All Other Option	Exercise or	Fair Value
		Estimated Future Payouts Under Non-Equity				Estimated Future Payouts Under			Number of	Awards: Number	Base Price	of Stock
		Incentive Plan Awards				Equity Incentive Plan Awards			Shares of	of Securities	of Option	and
		Threshold	Target			Threshold	Target	Maximum	Stock or	Underlying	Awards	Option
Name	Grant Date	($)	($)	Maximum ($)		(#)	(#)	(#)	Units	Options	($/Sh)	Awards ($)
Steven Darak, Chief	6/29/2007	— (1)	— (1)	400,000	(1)	—	—	—	—	20,000 (2)	—	2,825
Financial Officer of IMH

(1)	As described above in “Elements of IMH Compensation Programs — Cash Incentives,” Mr. Darak is entitled to a cash bonus of not less than 1.00% of pre-tax, pre-bonus earnings of IMH. There is no threshold or target bonus. However, the maximum bonus was set at two times the stated base salary amount or $400,000. The actual cash bonus paid to Mr. Darak ($103,085) is reflected in the Summary Compensation Table under the column titled “Non-Equity Incentive Plan Compensation.”

(2)	Reflects a grant of 20,000 stock appreciation rights under the IMH Executive Management Plan, as discussed above.

Outstanding Equity Awards at Fiscal Year-End for 2007

Option Awards
Equity
Incentive Plan
	Number of	Number of	Awards:
	Securities	Securities	Number of
	Underlying	Underlying	Securities
	Unexercised	Unexercised	Underlying
	Options	Options	Unexercised		Option
	(#)	(#)	Unearned	Option Exercise	Expiration
Name	Exercisable	Unexercisable	Options (#)	Price	Date
Steven Darak, Chief	4,000	16,000 (1)	—	—	—
Financial Officer of IMH

(1)	Except as provided below, all stock appreciation rights listed above vest at a rate of 20% per year starting December 31, 2007.
IMH Employment, Change in Control and Severance Agreements
     Steven Darak is the Chief Financial Officer of IMH and, until January 1, 2007, was a member of Tatum Partners, a professional services outsourcing firm. On January 9, 2006, IMH entered into the Employment Agreement with Mr. Darak and the Full-Time Permanent Engagement Resources Agreement with Tatum Partners, which collectively governed the terms and conditions of Mr. Darak’s employment with IMH. Under these agreements, Mr. Darak was entitled to receive an annual base salary of $200,000 and a cash bonus of not less than one percent of pre-tax, pre-bonus earnings of IMH (not the Fund). However, in lieu of making payments directly to Mr. Darak, IMH was obligated to pay 16.7% of Mr. Darak’s salary to Tatum Partners during the first and second years of the Resources Agreement, 10.0% of Mr. Darak’s salary to Tatum Partners during the third year of the Resources Agreement and $1,000 per month during the remainder of the term of the Resources Agreement. In addition, IMH was obligated to pay 15% of any cash bonus that was payable to Mr. Darak directly to Tatum Partners and, in the event Mr. Darak becomes eligible for or is awarded an equity-based bonus, 15% of any such equity-based bonus directly to Tatum Partners in the form of one or more warrants. In addition, Mr. Darak was eligible to receive discretionary cash bonuses in connection with IMH or Fund activities or performance.
     Under the Resources Agreement, IMH was obligated to provide and pay for directors’ and officers’ insurance for Mr. Darak, which insurance must include a three-year tail policy. Under the Employment Agreement, Mr. Darak will continue to participate in the Tatum Partners’ medical plan, although IMH was obligated to reimburse Mr. Darak for out-of-pocket expenses incurred by Mr. Darak up to 50% of Mr. Darak’s actual costs per month (which amounted to less than $10,000). The Employment Agreement also provided that Mr. Darak was eligible to participate in any employment retirement or 401(k) plans maintained by IMH and to vacation and holidays consistent with IMH’s policies as they apply to senior management.
     The Employment Agreement also provided for a severance payment to Mr. Darak initially equal to one month’s salary. For each year of employment after the initial year of employment, Mr. Darak will be entitled to an additional month’s salary as a severance payment, up to a maximum of six month’s salary. As of December 31, 2006, the Employment Agreement had been effective for less than one year, and Mr. Darak was entitled to a severance payment equal to one month’s salary, or $16,666.67 before taxes.
     Either IMH or Mr. Darak was able to terminate the Employment Agreement upon 30 days prior written notice to the other party. Effective January 1, 2007, the Employment Agreement was terminated, Mr. Darak ceased his affiliation with Tatum Partners, and Mr. Darak became a full-time employee of

IMH. In connection with the termination of the Employment Agreement, Tatum Partners was paid a fee of $110,000.
     IMH has not entered into employment, change of control or severance agreements with either Mr. Albers or Mr. Meris.
IMH Director Compensation
     IMH’s Board of Directors consists of Shane Albers and William Meris, neither of whom received retainer or meeting fees in fiscal 2007 in connection with their service on IMH’s Board of Directors.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
     No person or entity owns beneficially more than 5% of our units and our Manager does not own any units. The following table summarizes, as of March 17, 2008, the number and percentage of outstanding units beneficially owned by director and executive officers of IMH, and all such persons as a group. The address for each such person is 11333 N. Scottsdale Rd., Suite 160, Scottsdale, Arizona 85254.

	Amount and
	Nature of
	Beneficial	Percent
Name	Ownership	of Class
Shane Albers	$245,833	*
William Meris	139,137	*
Steven Darak	—	*
Other executive officers of IMH	269,405	*

All directors and executive officers of IMH as a group (7 persons)	$654,375	*

*	Less than 1% of Member equity
Item 13. Certain Relationships and Related Transactions, and Director Independence.
     Reference is made to Item 10 and Item 11 of this Form 10-K for information regarding our relationship with IMH. In addition, we discuss below certain conflicts of interest which may exist from time to time between the Fund and IMH and information regarding fiduciary duties and indemnification.
Fiduciary Responsibility
     IMH is a fiduciary for the Members and the Fund, and our Operating Agreement prohibits a Member from contracting away the fiduciary duty owed to any Member by the Manager under Delaware common law. The fiduciary duties owed by IMH to the Members and the Fund are both contractual, arising by virtue of the Operating Agreement, and imposed by Delaware common law, where the Operating Agreement is silent.
     Section 18-1101(c) of the Delaware Limited Liability Company Act, as in effect as of the date of this Form 10-K (the “DLLCA”), provides that to the extent that, at law or in equity, a member or manager or other person has duties (including fiduciary duties) to a limited liability company or to another member or manager or to another person that is a party to or is otherwise bound by a limited liability company agreement, the member’s or manager’s or other person’s duties may be expanded or restricted or eliminated by provisions in the limited liability company agreement; provided, that the limited liability company agreement may not eliminate the implied contractual covenant of good faith and fair dealing.
     The following summary compares Delaware fiduciary duty principles and the fiduciary duties owed by IMH to the Members and the Fund. However, Delaware common law regarding whether and the extent to which corporate fiduciary principles should be applied to managers of limited liability companies is unsettled and is a rapidly changing and developing area of law. In this regard, we cannot assure you that the following summary will be accurate at any time after the date of this Form 10-K and we disclaim any duty to update this summary. We encourage you to consult your legal advisor for further information on the extent to which IMH owes duties to the Fund or its Members.

Delaware Law	In the corporate law context, fiduciary duties are generally considered to include an obligation to act in good faith and with due care and loyalty. The duty of care, in the absence of a provision in a company agreement providing otherwise, would generally require a manager to act for the company in the same manner as a prudent person would act on his own behalf. The duty of loyalty, in the absence of a provision in a company agreement providing otherwise, would generally prohibit a manager of a Delaware limited liability company from taking any action or engaging in any transaction where a conflict of interest is present.

The DLLCA generally provides that a member may institute legal action on behalf of the company to recover damages from a third party where a manager has refused to institute the action or where an effort to cause a manager to do so is not likely to succeed. In addition, the statutory or case law of some jurisdictions may permit a member to institute legal action on behalf of himself and all other similarly situated members to recover damages from a manager for violations of its fiduciary duties to the members.

Operating Agreement	As a fiduciary, IMH must exercise good faith and integrity when handling our affairs.

IMH must not take advantage of us, and must make full disclosure of any conflicts of interest or benefit to it in its dealings with us. However, our Operating Agreement permits, and our operations involve, numerous conflicts of interest between the Fund and IMH or its agents. For a detailed description of these conflicts of interest, please see the “Conflicts of Interest” discussion located elsewhere in this Form 10-K.

IMH has fiduciary responsibility for the safekeeping and use of all of our funds and assets and IMH will not use, or permit another to use our funds or assets in any manner except for our exclusive benefit. IMH will not allow our assets to be commingled with its assets or the assets of any other person or company.

IMH and other funds that IMH may in the future manage may engage in activities similar to or identical with our business, but IMH must devote such of its time to our business as it determines, in good faith, to be reasonably necessary to conduct the Fund’s business. IMH also acts for its own account as a mortgage broker. In connection with this activity, it also brokers and arranges mortgage investments for investors that it obtains in the ordinary course of its mortgage brokerage business. When it acts in those capacities, it has a fiduciary duty to each company as set forth in the respective organizational documents, if any, and under applicable law, and IMH is bound to treat each fairly and with appropriate access to investment opportunities.
Indemnification of the Manager
     We may indemnify IMH or its agents or hold them harmless under certain circumstances. We will not indemnify IMH or any of its agents, attorneys, or any person acting as securities broker or dealer, for any loss or liability suffered by the Fund, unless all of the following conditions are met:
•	IMH has determined in good faith, that the course of conduct which caused the loss or liability was undertaken in the best interests of the Fund; and IMH or other proposed indemnitee was acting on behalf of or performing services for the Fund;

•	such liability or loss was not the result of negligence or misconduct by the proposed indemnitee; and

•	such indemnification or agreement to hold harmless is recoverable only out of the assets of the Fund and not from the Members.
     Notwithstanding the statements regarding indemnification in the preceding paragraph, we will not indemnify IMH or any of its agents, attorneys, or any person acting as securities broker or dealer for the units from any liability, loss or damage incurred by them arising due to an alleged violation of federal or state securities laws unless:
•	there has been a successful adjudication on the merits of each count involving alleged securities law violations as to the particular party;

•	the claims have been dismissed with prejudice on the merits by a court of competent jurisdiction as to the particular party; or

•	a court of competent jurisdiction approves a settlement of the claims against the particular party and finds that indemnification of the settlement and related costs should be made.
     We will advance funds to IMH or its agents for legal expenses and other costs incurred as a result of any legal action if the following conditions are satisfied:
•	the legal action relates to acts or omissions with respect to the performance of duties or services on our behalf;

•	the legal action is initiated by a third party who is not a Member, or the action is initiated by a Member and a court specifically approves such advancement; and

•	IMH or its agents undertake to repay the advanced funds to us in the event IMH or its agents is not entitled to indemnification.
     Insofar as indemnification for liabilities arising under the federal securities laws may be permitted to IMH or its agents pursuant to the foregoing provisions, or otherwise, the Fund has been advised that in the opinion of the SEC such indemnification is against public policy and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the Fund of expenses incurred or paid by IMH or its agents in the successful defense of any action, suit or proceeding) is asserted by IMH or its agents, the Fund will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy and will be governed by the final adjudication of such issue.
Conflicts of Interest
     The relationships between IMH and the Fund could result in various conflicts of interest. IMH is engaged in business activities involving real estate lending, which is expected to include the management of other investor funds with investment objectives similar to ours. IMH anticipates engaging in these and other business activities in the future that may compete with us. IMH and its officers and directors will exercise their fiduciary duties to us and to you in a manner they believe will preserve and protect your rights as a Member. Additionally, Articles 3, 4 and 5 of our Operating Agreement contains provisions that limit our ability to enter into certain transactions with IMH. However, we may purchase mortgage investments from IMH, sell mortgage investments to IMH, participate in mortgage investments with IMH, or acquire mortgage investments from, or sell mortgage investments to, a program in which IMH has an interest, or borrow money from IMH.
     The paragraphs below describe potential conflicts of interest that may arise in the course of IMH’s management and operation of our business. The list of potential conflicts of interest reflects our knowledge of the existing or potential conflicts of interest as of the date of hereof and reflect those conflicts of interest that we deem material. Additional conflicts of interest may exist or may arise in the future. In addition, neither IMH nor the Fund has any formally documented procedures to identify, analyze or monitor conflicts of interest, although IMH personnel are aware of the nature of activities that might result in conflicts of interest which are periodically discussed among management and are presented below.
     1. Payment of Fees and Expenses. While IMH receives substantial fees from its and our ongoing operations (including those discussed above in Item 11, Executive Compensation), costs and expenses pertaining to proceeds from this offering, including any commissions to broker-dealers, have been and will continue to be absorbed by IMH. IMH earned $28.7 million, $18.6 million and $10.2 million for the years ended December 31, 2007, 2006 and 2005, respectively, from borrowers for origination fees; documentation, processing and administrative fees; service fees for administering loans; and loan extension or modification fees, in addition to any management fee paid by the Fund. Fees paid by borrowers create the potential for conflict, as IMH’s interest is served by making shorter term loans which generate high fees, whereas the Fund’s interest may be better served making longer term loans. Fees charged to us will be payable even if we are not profitable or the particular transaction causes us to incur a loss.
     2. Fees Earned by IMH. We typically acquire our mortgage investments through transactions brokered by IMH.
     We may also purchase loans from IMH. Any loans purchased from IMH will be at the par value of the mortgage loan. IMH is in the business of obtaining, processing, making, brokering and selling, and managing mortgage investments. Because IMH earns fees based on the volume of the mortgage investments we acquire through them, IMH will face a conflict of interest in determining whether a loan is appropriate for our loan portfolio.
     3. Foreclosure Fees Earned by IMH. IMH receives from us 25% of any foreclosure sale proceeds, proceeds from sales of real estate acquired through foreclosure, default fees or any other amounts after payment to the Fund of its principal, interest and costs associated with the underlying loans, but the Fund retains all risks of owning real estate in the event of any foreclosure and will be adversely affected in the event a loan cannot be repaid. Due to the size of our loans, IMH may have a substantial incentive to take actions to foreclose on properties or collect default payments, even when such actions could cause harm to the Fund or reduce the likelihood of successful repayment of a loan.
     4. Non-Arm’s Length Agreements. Our agreements and arrangements for compensating IMH are not the result of arm’s-length negotiations.
     5. Competition for the Time and Services of Common Officers. We will rely on IMH and its directors and officers for the management of our operations. When performing their duties, the officers, directors and employees of IMH may originate mortgages and acquire similar investments for others or for IMH. The directors and officers of IMH will devote such time to our affairs and as they determine in good faith and in compliance with their fiduciary obligations to us and our Members, to be necessary for our benefit.
     We believe IMH has sufficient staff to be capable of fulfilling its responsibility to us and to all other entities for which IMH is responsible. However, during times when we and the other businesses are handling a high volume of loans, a conflict may arise as to which company’s loan processing to complete first.
     6. Competition between the Fund and IMH for Investment Opportunities. We anticipate that IMH or its affiliates will engage in businesses which are or will be competitive with ours. To the extent that these other entities with similar investment objectives have funds available for investment when we do and a potentially suitable investment has been offered to us or one of these programs, conflicts of interest may arise as to which entity should acquire the investment.
     7. Purchase of Loans by IMH. IMH has purchased, and may in the future purchase, loans from us, which such loans are generally pledged as collateral under IMH’s bank line of credit for which IMH is obligated. IMH has all of the benefits, risks, and obligations of ownership after the time of such purchase, including the right to all interest earned. Although there is no obligation for us to do so, we have in the past repurchased such loans from IMH at par, and may do so in the future. No additional fees or payments are made in connection with these transactions.
     If any conflict arises between us and any other affiliated program as to which company will have the right to invest in a particular mortgage loan or other investment, IMH will make the determination largely based on a review of the respective loan portfolios. IMH will also base the decision on factors such as the amount of funds available for investment, yield, portfolio diversification, type and location of the property on which IMH will make the mortgage loan, and proposed loan or other transaction terms. The officers and directors of IMH are responsible for monitoring this allocation method to be sure that it is applied fairly.
     As discussed above, IMH owes a fiduciary duty to us and our Members. Subject to this fiduciary duty, IMH is not obligated to present to us any particular investment opportunity that comes to their attention, even if the opportunity is of a character that might be suitable for us.
     8. Rights of Affiliates. Any director or officer of IMH may acquire, own, hold and dispose of units for his individual account and may exercise all rights of a Member, except for voting rights with respect to the Manager, to the same extent and in the same manner as if he were not an affiliate of ours.
     9. We May Co-Invest in Mortgages Acquired by IMH. If IMH determines that an entire loan is not suitable for our loan portfolio, we may co-invest in the loan with IMH. If we co-invest in a loan with IMH, our investment will be on substantially the same terms as those of IMH. A conflict of interest may arise between us and IMH if the borrower defaults on the loan and each of us seeks to protect our interests in the loan and in the collateral. Also, we have no written or oral agreement or understanding with IMH concerning our relative priority when a borrower defaults. As a result, our investors must rely on IMH to act in accordance with its fiduciary duty under the Operating Agreement to protect their interests.
Item 14. Principal Accounting Fees and Services.
     IMH, on our behalf, has appointed BDO Seidman, LLP as the independent registered public accountants to audit our consolidated financial statements for the fiscal year ended December 31, 2007. Additionally, IMH, on our behalf, has appointed Clifton Gunderson, LLP as the independent registered public accountants to provide tax preparation services for the fiscal year ended December 31, 2007.
     Audit Fees. Fees for audit services paid to BDO Seidman, LLP totaled $201,836 in 2007 and $20,000 in 2006, including fees associated with the annual audit, the review of our quarterly reports on Form 10-Q, comfort letters, consents, and assistance with and review of documents to be filed with the SEC and Section 404 consultation services.
     Audit-Related Fees. The Fund neither incurred nor paid any fees for audit-related services to BDO Seidman LLP in 2007 or 2006. Audit-related services principally include due diligence, consents and assistance with review of documents pertaining to acquisitions.
     Tax Fees. Fees for tax services, including tax compliance, tax advice and tax planning totaled $57,465 in 2007 and $10,850 in 2006.
     All Other Fees. No other fees for any other services not included above were incurred in 2007 or 2006.
     The Board of Directors of IMH, on our behalf, must pre-approve all audit and permitted non-audit services to be provided by our principal independent registered public accounting firm unless an exception to such pre-approval exists under the Exchange Act, or the rules of the SEC promulgated thereunder. Each year, the Board of Directors of IMH, on our behalf, approves the retention of the independent registered public accounting firm to audit our financial statements, including the associated fees. All of the services described above were approved by the Board of Directors of IMH on our behalf. The Board of Directors of IMH, on our behalf, has considered whether the provisions of such services, including non-audit services, by BDO Seidman, LLP is compatible with maintaining BDO Seidman, LLP’s independence and has concluded that it is.
PART IV
Item 15. Exhibits, Financial Statement Schedules.
     (a) Financial Statements and Schedules
     The financial statements of IMH Secured Loan Fund, LLC, the report of its independent registered public accounting firm, and Schedule II — Valuation and Qualifying Accounts are filed herein as set forth under Item 8 of this Form 10-K. All other financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included in the financial statements or notes thereto.

     (b) Exhibits

Exhibit
No.	Description of Document

3.1*	IMH Secured Loan Fund, LLC Certificate of Formation.

4.1	IMH Secured Loan Fund, LLC Restated Limited Liability Company Operating Agreement (incorporated by reference to Exhibit 4.1 of the Registration Statement on Form 10, File No. 000-52611, filed on April 30, 2007).

4.2	Form Subscription Agreement (incorporated by reference to Exhibit 4.2 of the Registration Statement on Form 10, File No. 000-52611, filed on April 30, 2007).

24.1	Powers of Attorney (see signature page).

31.1*	Certification of Chief Executive Officer of Investors Mortgage Holdings, Inc., manager of IMH Secured Loan Fund, LLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Executive Officer of Investors Mortgage Holdings, Inc., manager of IMH Secured Loan Fund, LLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.2*†	Certification of Chief Executive Officer and the Chief Financial Officer of Investors Mortgage Holdings, Inc., manager of IMH Secured Loan Fund, LLC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

†	This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Exchange Act, and is not to be incorporated by reference into any filings of the Fund, whether made before or after the date hereof, regardless of any general incorporation language in such filing.
SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2008	IMH SECURED LOAN FUND, LLC

	By:	Investors Mortgage Holdings, Inc.
	Its:	Manager

	By:	/s/ Steven Darak

Steven Darak
Chief Financial Officer
     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Steven Darak his or her true and lawful attorney-in-fact and agent, with full power of substitution and re-substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith the Securities and Exchange

Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully and to all intents and purposes as he might or could do in person hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Shane Albers Shane Albers	Chief Executive Officer and Director of Investors Mortgage Holdings, Inc., Manager of IMH Secured Loan Fund, LLC	March 31, 2008

/s/ William Meris William Meris	President and Director of Investors Mortgage Holdings, Inc., Manager of IMH Secured Loan Fund, LLC	March 31, 2008

/s/ Steven Darak Steven Darak	Chief Financial Officer of Investors Mortgage Holdings, Inc., Manager of IMH Secured Loan Fund, LLC	March 31, 2008
(Principal Financial Officer and Principal Accounting Officer)

Exhibit Index

Exhibit
No.	Description of Document

3.1*	IMH Secured Loan Fund, LLC Certificate of Formation.

4.1	IMH Secured Loan Fund, LLC Restated Limited Liability Company Operating Agreement (incorporated by reference to Exhibit 4.1 of the Registration Statement on Form 10, File No. 000-52611, filed on April 30, 2007).

4.2	Form Subscription Agreement (incorporated by reference to Exhibit 4.2 of the Registration Statement on Form 10, File No. 000-52611, filed on April 30, 2007).

24.1	Powers of Attorney (see signature page).

31.1*	Certification of Chief Executive Officer of Investors Mortgage Holdings, Inc., manager of IMH Secured Loan Fund, LLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer of Investors Mortgage Holdings, Inc., manager of IMH Secured Loan Fund, LLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.2*†	Certification of Chief Executive Officer and the Chief Financial Officer of Investors Mortgage Holdings, Inc., manager of IMH Secured Loan Fund, LLC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

†	This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Exchange Act, and is not to be incorporated by reference into any filings of the Fund, whether made before or after the date hereof, regardless of any general incorporation language in such filing.