Form 10-Q
period 2008-03-31
IMH Secured Loan Fund, LLC
filed 2008-05-15
CIK 1397403

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarter ended March 31, 2008 or

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission File number 000-52611
IMH SECURED LOAN FUND, LLC
(Name of registrant as specified in its charter)

Delaware	81-0624254
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification Number)
organization)
11333 N. Scottsdale Rd #160
Scottsdale, Arizona, 85254
(Address of principal executive offices)
(602) 889-3410
(Issuer’s telephone number)
Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑
The registrant had 65,384 limited liability company units outstanding as of May 7, 2008.

(This page intentionally left blank)

IMH SECURED LOAN FUND, LLC
QUARTERLY REPORT ON FORM 10-Q
INDEX

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements.
IMH SECURED LOAN FUND, LLC
Consolidated Balance Sheets
(In thousands, except unit data)

	As of March 31,	As of December 31,
	2008	2007
	(Unaudited)
ASSETS
Cash and Cash Equivalents	$128,652	$73,604
Mortgage Loans:
Mortgage Loan Note Obligations	565,286	578,925
Less Undisbursed Portion of Loans-in-process and Interest Reserves	(80,458)	(68,128)

Principal Outstanding	484,828	510,797
Less Allowance for Credit Loss	(1,900)	(1,900)

Mortgage Loans, Net	482,928	508,897
Accrued Interest and Other Receivables	8,835	8,058
Real Estate Held for Development	28,255	—
Deposits and Other Assets	1,079	—

Total Assets	$649,749	$590,559

LIABILITIES
Note Payable to Bank	$8,000	$—
Payables to Fund Manager	81	316
Member Investments Pending Activation	2,005	4,491
Redemptions Payable to Members	17,811	6,114
Distributions Payable to Members	2,593	2,183
Accrued Interest Payable	8	—
Unearned Income and Other Funds Held	55	622

Total Liabilities	30,553	13,726
MEMBERS’ EQUITY
Retained Earnings	272	49
Members’ Equity — $10,000 per unit stated value, authorized units set at discretion of the Manager - 61,892 and 57,678 units issued and outstanding at March 31, 2008 and December 31, 2007, respectively	618,924	576,784

Total Members’ Equity	619,196	576,833

Commitments and Contingent Liabilities
Total Liabilities and Members’ Equity	$649,749	$590,559

The accompanying notes are an integral part of these statements

IMH SECURED LOAN FUND, LLC
Consolidated Statements of Net Earnings
(Unaudited)
(In thousands, except unit and per unit data)

	Three Months Ended March 31,
	2008	2007
INTEREST AND FEE INCOME
Mortgage Loans	$15,731	$9,354
Investments and Money Market Accounts	779	125

Total Interest and Fee Income	16,510	9,479
EXPENSES
Management Fees	247	194
Interest Expense:
Borrowings from Fund Manager	—	258
Participations in Mortgage Loans	—	479
Borrowings on Note Payable	29	—

Interest Expense	29	737

Total Expenses	276	931

Net Earnings	16,234	8,548

Net Earnings Allocated to Members per Weighted Average Membership Units Outstanding	$269.48	$291.66

Distribututions to Members per Weighted Average Membership Units Outstanding	$265.66	$280.73

Weighted Average Membership Units Outstanding	60,242	29,307

The accompanying notes are an integral part of these statements

IMH SECURED LOAN FUND, LLC
Consolidated Statement of Members’ Equity
Three months ended March 31, 2008
(Unaudited)
(In thousands, except unit data)

				Total
	Members’	Members’	Retained	Members’
	Units	Capital	Earnings	Equity
Balances at December 31, 2007	57,678	$576,784	$49	$576,833
Net Earnings — Three Months Ended March 31, 2008	—	—	16,234	16,234
Earnings Distributed	—	—	(7,583)	(7,583)
Reinvestment of Earnings	842	8,421	(8,421)	—
Capital Investment — New Members	5,161	51,612	—	51,612
Capital Investment — Existing Members	2,454	24,542	—	24,542
Full Redemptions	(2,853)	(28,530)	—	(28,530)
Partial Redemptions	(1,390)	(13,905)	—	(13,905)
Retained Earnings Paid on Full Redemptions	—	—	(7)	(7)

Net Activity for Period	4,214	42,140	223	42,363

Balances at March 31, 2008	61,892	$618,924	$272	$619,196

The accompanying notes are an integral part of these statements

IMH SECURED LOAN FUND, LLC
Consolidated Statements of Cash Flows
Three months ended March 31, 2008 and 2007
(Unaudited)
(In thousands)

	Three months ended March 31,
	2008	2007
CASH FLOWS — Operating Activities:
Net Earnings	$16,234	$8,548
Adjustments to Reconcile Net Earnings to Net Cash
Increase in Accrued Interest Receivable	(777)	(890)
Increase in Deposits and Other Assets	(1,079)	—
Increase (Decrease) in Fees Payable to Fund Manager	(235)	15
Increase (Decrease) in Deposit Refund Payable	—	(62)
Increase (Decrease) in Accrued Interest Payable	8	—
Increase (Decrease) in Unearned Income	(567)	(53)

Net Cash Provided by Operating Activities	13,584	7,558
CASH FLOWS — Investing Activities:
Mortgage Loans Fundings	(47,064)	(105,667)
Mortgage Loan Repayments	20,538	24,407
Mortgage Loan Repayment from Sale of Whole Loan	31,325	—
Investment in Real Estate Held for Development	(7,085)	—

Increase in Loan Principal Balances	(2,286)	(81,260)

Net Cash Used in Investing Activities	(2,286)	(81,260)
CASH FLOWS — Financing Activities:
Proceeds from Note Payable to Bank	8,000	—
Proceeds from Sale of Whole Loans	—	3,100
Proceeds from Borrowings from Manager	—	4,102
Proceeds from Loan Participations Issued	—	35,266
Loan Participations Reacquired	—	(25,955)
Increase (Decrease) in Member Investments Pending Activation	(2,486)	2,753
Members’ Capital Investments	76,154	86,609
Members’ Redemptions	(30,745)	(9,137)
Members’ Distributions	(7,173)	(7,921)

Net Cash Provided by Financing Activities	43,750	88,817

Net Increase in Cash and Cash Equivalents	55,048	15,115
Cash and Cash Equivalents:
Beginning of Period	73,604	12,159

End of Period	$128,652	$27,274

Supplemental Cash Flow Information:
Interest Paid	$21	$793

Supplemental Disclosure of Non-Cash Financing and Investing Activities:
Real Estate Acquired Through Foreclosure	$21,170	$—

The accompanying notes are an integral part of these statements

IMH SECURED LOAN FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)
(In thousands except unit data)
NOTE 1- FUND DESCRIPTION AND BASIS OF PRESENTATION
     IMH Secured Loan Fund, LLC (the “Fund”) was organized under the laws of the State of Delaware as a limited liability company effective May 14, 2003 for the primary purpose of investing in loans with maturities of generally eighteen months or less that are secured by deeds of trust (herein referred to as mortgage loans) on real property located anywhere in the United States of America. The sponsor and Manager of the Fund is Investors Mortgage Holdings, Inc. (“IMH” or the “Manager”), which was formed in June 1997 in Arizona and is a mortgage broker licensed in Arizona. IMH’s obligations and responsibilities as Manager are prescribed in the IMH Secured Loan Fund, LLC Limited Liability Company Operating Agreement, dated May 15, 2003, as amended and restated (the “Operating Agreement”), which governs all aspects of Fund operations. The Operating Agreement provides standards for, among other things, business operations and the allocation between the parties of income, gains, losses and distributions. This report should be read in conjunction with the audited financial statements of the Fund for the year ended December 31, 2007.
     During the three month period ended March 31, 2008, the Fund established various wholly-owned subsidiaries (including IMH Special Asset NT 76, LLC; IMH Special Asset NT 100, LLC; IMH Special Asset NT 101, LLC; IMH Special Asset NT 107, LLC; IMH Special Asset NT 137, LLC; and IMH Special Asset NT 139, LLC) in connection with the foreclosure of certain loans and acquisition of related collateral property. The accompanying consolidated financial statements include the accounts of the Fund and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
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
Real Estate Held for Development
     Real estate held for development is carried at cost, net of impairment losses based on undiscounted cash flows. The estimation process involved in the determination of fair value is inherently uncertain since it requires estimates as to future events and market conditions. Such estimation process assumes the Fund’s ability to complete development and dispose of its real estate properties in the ordinary course of business based on management’s present plans and intentions. Economic, market, environmental and political conditions may affect management’s development and marketing plans. In addition, the implementation of such development and marketing plans could be affected by the availability of future financing for development and construction activities. Accordingly, the ultimate fair values of the Fund’s real estate properties are dependent upon future economic and market conditions, the availability of financing, and the resolution of political, environmental and other related issues.
     The Fund accounts for real property held for development in accordance with Financial Accounting Standards Board Statement No.144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No.144”), which requires an impaired asset (real property or intangible) to be

IMH SECURED LOAN FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)
(In thousands except unit data)
NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES
written down to fair value. If an impairment occurs, the fair value of an asset for purposes of SFAS No. 144 is deemed to be the amount a willing buyer would pay a willing seller for such asset in a current transaction.
Discounts on Acquired Loans
     The Fund accounts for mortages acquired at a discount in accordance with the provisions of SOP 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (“SOP 03-3”). The provisions of SOP 03-3 require that the amount representing the excess of cash flows estimated by management at acquisition of the note over the purchase price is to be accreted into purchase discount earned over the expected life of the loan (accretable discount). Subsequent to acquisition, if cash flow projections improve, and it is determined that the amount and timing of the cash flows related to the nonaccretable discount are reasonably estimable and collection is probable, the corresponding decrease in the nonaccretable discount is transferred to the accretable discount and is accreted into interest income over the remaining life of the loan on the interest method. If cash flow projections deteriorate subsequent to acquisition, the decline is accounted for through the allowance for loan losses.
     Management is required to estimate the amount and timing of the future cash flows of the loan. The amount and timing of actual cash flows could differ materially from management’s estimates, which could materially affect our financial condition and results of operations.
NOTE 3 — CASH AND CASH EQUIVALENTS
     A summary of the cash and cash equivalents as of March 31, 2008 and December 31, 2007, with balances as designated by the Manager, follows:

	March 31,	December 31,
	2008	2007
Working Capital Reserve	$18,568	$17,303
Retained Earnings	272	—
Available for Operating Obligations and Lending	109,812	56,301

	$128,652	$73,604

NOTE 4 — MORTGAGE LOANS, LOAN PARTICIPATIONS AND LOAN SALES
     All mortgage loans are collateralized by a first deed of trust (mortgage) on real property, and generally include a personal guarantee by the principals of the borrower. A significant number of the loans are secured by additional collateral. Independent title companies handle all loan closings and independent third-party companies, with oversight of the Manager, provide construction inspections and loan document management services for the majority of the mortgage loan note obligations.
     The Fund invests in both fixed and variable interest rate loans. All variable interest rate loans are indexed to the Wall Street Journal Prime Interest Rate (“Prime”), substantially all of which are subject to interest rate floors. As of March 31, 2008 and December 31, 2007, loan principal balances (including non-accrual loans), summarized by fixed and variable interest rates within selected interest rate ranges are as follows:

IMH SECURED LOAN FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)
(In thousands except unit data)
NOTE 4 — MORTGAGE LOANS, LOAN PARTICIPATIONS AND LOAN SALES — CONTINUED

	March 31, 2008
	Fixed Rate		Variable Rate		Total
	#	Principal	#	Principal	#	Principal	%
Current Rate:
8.00%	1	$3,500	—	$—	1	$3,500	0.7%
11.50%	1	18,500	3	11,103	4	29,603	6.1%
11.75%	1	3,802	—	—	1	3,802	0.8%
12.00%	8	59,896	13	90,980	21	150,876	31.1%
12.25%	1	631	6	71,614	7	72,245	15.0%
12.50%	1	1,690	7	42,984	8	44,674	9.3%
12.75%	1	37,510	2	35,932	3	73,442	15.2%
13.00%	6	19,401	—	—	6	19,401	4.0%
13.25%	—	—	1	2,745	1	2,745	0.6%
13.75%	—	—	2	6,573	2	6,573	1.4%
14.00%	—	—	1	15,766	1	15,766	3.3%
14.25%	—	—	1	60,301	1	60,301	12.5%

Total	20	$144,930	36	$337,998	56	$482,928	100.0%

% of Portfolio		30.0%		70.0%		100.0%

Weighted Average Rate		12.18%		12.72%		12.56%

Number of Loans		20		36		56

Average Principal		$7,247		$9,389		$8,624

	December 31, 2008
	Fixed Rate		Variable Rate		Total
	#	Principal	#	Principal	#	Principal	%
Current Rate:
11.50%	2	$26,964	4	$15,022	6	$41,986	8.3%
11.75%	1	3,112	—	—	1	3,112	0.6%
12.00%	7	52,150	13	88,709	20	140,859	27.7%
12.25%	1	631	6	68,948	7	69,579	13.7%
12.50%	3	40,274	8	46,793	11	87,067	17.0%
12.75%	—	—	3	63,371	3	63,371	12.5%
13.00%	7	26,094	—	—	7	26,094	5.1%
13.25%	—	—	2	45,764	2	45,764	9.0%
13.50%	1	5,680	1	4,840	2	10,520	2.1%
13.75%	—	—	1	5,065	1	5,065	1.0%
14.00%	—	—	1	15,480	1	15,480	3.0%

Total	22	$154,905	39	$353,992	61	$508,897	100.0%

% of Portfolio		30.4%		69.6%		100.0%

Weighted Average Rate		12.26%		12.52%		12.44%

Number of Loans		22		39		61

Average Principal		$7,041		$9,077		$8,343

IMH SECURED LOAN FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)
(In thousands except unit data)
NOTE 4 – MORTGAGE LOANS, LOAN PARTICIPATIONS AND LOAN SALES — CONTINUED
     As of March 31, 2008 and December 31, 2007, the weighted average interest rates earned on variable rate loans (including loans in non-accrual status) was Prime plus 7.47% and Prime plus 5.27%, respectively. The Prime rate was 5.25% and 7.25% at March 31, 2008 and December 31, 2007, respectively. Subsequent to March 31, 2008, the Prime rate was further reduced to 5.00%.
     Mortgage investments, net of the allowance for credit loss, as of March 31, 2008 have scheduled maturity dates within the next several quarters as follows:

March 31, 2008
Quarter	Amount	Percent	#
Matured	$130,261	27.0%	16
Q2 2008	87,886	18.2%	10
Q3 2008	166,757	34.5%	21
Q4 2008	55,509	11.5%	6
Q1 2009	37,510	7.8%	1
Q2 2009	1,505	0.3%	1
Q1 2011	3,500	0.7%	1

	$482,928	100.0%	56

     A mortgage loan’s maturity date may be extended in the normal course of business. Accordingly, repayment dates of the loans may vary from their currently scheduled maturity date. If the maturity date of a loan is not extended, the Fund classifies and reports the loan as matured. At March 31, 2008, 16 loans with principal balances totaling $130,261 were in default, all of which were past their respective scheduled maturity dates, and four of which (excluding non-accrual loans) were delinquent on outstanding interest payments. At December 31, 2007, 15 loans with principal balances totaling $133,532 were in default, all of which were past their respective scheduled maturity dates, and three of which (excluding non-accrual loans) were delinquent on outstanding interest payments.
     The Fund has commenced the foreclosure process on 10 of the 16 loans in default. Subsequent to March 31, 2008, the Fund extended the maturity date for three of the defaulted loans after performing comprehensive due diligence procedures. The Fund is negotiating with the borrowers and assessing the possibility of a modification of loan terms for the remaining three loans in default pending the completion of due diligence. One of the loans in default is part of a bankruptcy reorganization. For another loan in default, the Fund is a participating lender and the lead lender has commenced foreclosure proceedings. At March 31, 2008, 7 of the 16 loans on which the Fund had commenced foreclosure proceedings had been placed in non-accrual status, and had principal balances totaling $91,881. Total contractual interest due under the loan terms for the non-accrual loans was $6,717, of which $3,079 is included in accrued interest receivable in the balance sheet, and of which $3,638 has not been recognized as income by the Fund. The remaining nine loans in default had principal balances totaling $38,380, seven of which were past their scheduled maturities by a range of 16 to 64 days (excluding the loan in bankruptcy reorganization). Interest due on these loans totaled $454 and is included in accrued interest receivable in the Fund’s balance sheet. Two loans in default at December 31, 2007 were either paid off or paid down and removed from non-accrual status subsequent to December 31, 2007.

IMH SECURED LOAN FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)
(In thousands except unit data)
NOTE 4 – MORTGAGE LOANS, LOAN PARTICIPATIONS AND LOAN SALES — CONTINUED
     During the first quarter of 2008, the Fund took title to the underlying real estate collateral of four loans, located in Arizona and California, that were in default at December 31, 2007, with a book value of approximately $21,974 at March 31, 2008. In the opinion of management, the estimated net realizable value of such properties exceeds the carrying value of the Fund’s investment in the properties as of March 31, 2008.
     The geographic concentration of loans in default, net of the allowance for credit loss, at March 31, 2008 is as follows:

			Principal	Accrued	Non-Accrued		Wtd. Average
	Percent	#	Balance	Interest	Note Interest	Total	Loan-to-Value
Arizona	60.3%	13	$78,509	$1,751	$1,798	$82,058	71.0%
Idaho	24.8%	1	32,323	1,281	1,293	34,897	80.0%
Texas	12.1%	1	15,766	542	547	16,855	68.8%
New Mexico	2.8%	1	3,663	45	—	3,708	61.7%

	100.0%	16	$130,261	$3,619	$3,638	$137,518	72.3%

     Other than as discussed in the preceding paragraph, no loans have loan principal payments 30 days or more past due and no loans have interest payments more than 30 days past due.
     Based on the results of management’s evaluation and analysis, management determined that a potential shortfall exists regarding the collectibility of one loan resulting in a $1,900 non-cash charge and the related recording of an allowance for credit loss as of and for the year ended December 31, 2007, representing 0.4% of the total portfolio. Aside from this loan, management believes that the value of the Fund’s remaining loan portfolio remains stable in relation to its respective estimated loan-to-value, that the underlying collateral is sufficient to protect the Fund against any loss of principal or accrued interest, and that no additional allowance for credit loss is considered necessary as of March 31, 2008.
     The Fund classifies loans into categories for purposes of identifying and managing loan concentrations. A summary, as of March 31, 2008 and December 31, 2007, of loan principal balances, net of the allowance for credit loss, by concentration category, is as follows:

IMH SECURED LOAN FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)
(In thousands except unit data)
NOTE 4 – MORTGAGE LOANS, LOAN PARTICIPATIONS AND LOAN SALES — CONTINUED

	March 31, 2008			December 31, 2007
	Amount	%	#	Amount	%	#
Pre-entitled Land:
Processing Entitlements	$201,273	41.7%	15	$201,266	39.6%	19

	201,273	41.7%	15	201,266	39.6%	19

Entitled Land:
Held for Investment	112,444	23.3%	12	135,060	26.5%	11
Infrastructure under Construction	64,570	13.4%	5	60,037	11.8%	5
Improved and Held for Vertical Construction	16,052	3.3%	3	14,800	2.9%	3

	193,066	40.0%	20	209,897	41.2%	19

Construction & Existing Structures:
New Structure — Construction in-process	69,537	14.4%	16	70,864	13.9%	17
Existing Structure Held for Investment	19,052	3.9%	5	26,870	5.3%	6

	88,589	18.3%	21	97,734	19.2%	23

	$482,928	100.0%	56	$508,897	100.0%	61

	March 31, 2008			December 31, 2007
	Amount	%	#	Amount	%	#
Residential	$223,399	46.3%	33	$229,260	45.0%	34
Mixed Use	199,022	41.2%	12	219,753	43.2%	16
Commercial	60,507	12.5%	11	59,884	11.8%	11

	$482,928	100.0%	56	$508,897	100.0%	61

     As of March 31, 2008 and December 31, 2007, the geographic concentration of loan principal balances, net of the allowance for credit loss, by state, follows:

	March 31, 2008			December 31, 2007
	Amount	Percent	#	Amount	Percent	#
Arizona	$239,170	49.6%	33	$228,363	44.8%	34
California	133,046	27.5%	11	171,560	33.7%	15
New Mexico	4,732	1.0%	2	4,469	0.9%	2
Texas	32,640	6.8%	5	32,114	6.3%	5
Idaho	49,292	10.2%	2	48,635	9.6%	2
Minnesota	14,713	3.0%	1	14,781	2.9%	1
Nevada	9,335	1.9%	2	8,975	1.8%	2

	$482,928	100.0%	56	$508,897	100.0%	61

Average Loan Principal Balance	$8,624			$8,343

IMH SECURED LOAN FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)
(In thousands except unit data)
NOTE 4 – MORTGAGE LOANS, LOAN PARTICIPATIONS AND LOAN SALES — CONTINUED
     As of March 31, 2008, there was one individual borrower whose aggregated borrowings totaled $60,301, which was in excess of 10% of our total mortgage loan principal balance outstanding (although at the time of origination, the principal balance was less than 10% of the total mortgage loan principal balance outstanding). As of December 31, 2007, there were no individual borrowers or borrower groups whose aggregated borrowings were in excess of 10% of our total mortgage loan principal balance outstanding.
     For purposes of meeting short-term liquidity demands, the Fund enters into the partial sale of loans through loan participation agreements with various third parties and the Manager. Origination fees (points) paid to the participants in connection with the participation transactions are paid by the Manager in accordance with the Operating Agreement. The Fund issued participations in loans to third parties totaling $36,418 during the year ended December 31, 2007. No participations were issued during the three months ended March 31, 2008. Additionally, the Fund occasionally enters into agreements to sell whole loans to third parties, which during the year ended December 31, 2007, totaled $5,400. During the three months ended March 31, 2008, the Fund was approached by a third party that offered to purchase a loan from the Fund at 101% of its par value. Due to the nature of this transaction, it was treated as an investing activity in the consolidated statement of cash flows rather than a financing activity, which is how the Fund’s typical whole loan sales are treated. Management does not expect that loan sales that are accounted for as investing activities will occur in the ordinary course of business.
     Although there is no right or obligation for the Fund to do so, in the past the Fund has repurchased certain loans sold to third parties at the request of the purchaser. During the year ended December 31, 2007, the Fund reacquired participations totaling $41,356 and repurchased whole loans totaling $5,238, respectively. There were no whole loans or participations reacquired by the Fund during the three months ended March 31, 2008. In addition, there was no remaining liability for participation loans issued at March 31, 2008 or December 31, 2007.
Accretable Discounts on Acquired Loans
     The Fund has purchased certain mortgage investments at a discount for which the accretable discount is being accreted into interest income over the remaining life of the loan, in accordance with SOP 03-3. Management is required to estimate the amount and timing of the future cash flows of the loan, which may differ from the amount and timing of actual cash flows. Based on currently available information, management estimates the loan payoff period to be 12 months. The following table sets forth certain information relating to the activity in accretable discounts, a portion of which is payable to the Manager in accordance with the terms of the Operating Agreement, which are shown as a component of mortgage loans receivable on the consolidated balance sheet, in accordance with SOP 03-3 as of and for the three months ended March 31, 2008.

NOTE 4 – MORTGAGE LOANS, LOAN PARTICIPATIONS AND LOAN SALES — CONTINUED

	March 31, 2008
	Total	Fund	Manager
	Accretion	Allocation	Allocation
Accretable discount:
Balance, beginning of period	$—	—	—
New acquisitions	18,418	14,157	4,261
Accretion	(2,915)	(2,280)	(635)

Balance, end of period	$15,503	11,877	3,626

     NOTE 5 – NET EARNINGS, DISTRIBUTIONS REINVESTED AND DISTRIBUTIONS PAYABLE TO MEMBERS AND REDEMPTIONS
     Fund Members have the option to either reinvest distributable monthly earnings or to have earnings distributed to them in cash. Distributions reinvested, which is a non-cash transaction, totaled $8,421 and $4,933 for the three months ended March 31, 2008 and 2007, respectively. Distributions paid or payable in cash totaled $7,583 and $3,295 for the three months ended March 31, 2008 and 2007, respectively.
     Redemptions paid or payable to Members during the three months ended March 31, 2008 and 2007 were $42,435 and $9,305, respectively. As of March 31, 2008, redemption requests satisfying the 60 day notice period and immediately payable at March 31, 2008 totaled $17,811 and are reflected as liabilities in the consolidated financial statements. In addition to those redemption requests payable as of March 31, 2008 the Fund Manager has received redemption notices for approximately $17,200, which, upon expiration of the 60 day notice period, will be remitted to Members.
NOTE 6 – NOTE PAYABLE TO BANK
     In February 2008, the Fund secured a $10,000 note payable to a bank, which matures in May 2008. At March 31, 2008 the balance outstanding on the note payable is $8,000, which bears annual interest at a rate of 4.25%. Interest incurred on the note payable was $29 for the three months ended March 31, 2008. The note is collateralized by a $10,000 certificate of deposit bearing annual interest at a rate 3.25%.
NOTE 7 – MANAGEMENT FEES AND RELATED PARTY ACTIVITY
Management Fees
     For managing the Fund, the Manager is entitled to a 25 basis point annualized fee, payable monthly, based on the Fund’s total mortgage loan principal balance at each month-end, excluding loans in non-accrual status and other non-performing assets. For the three months ended March 31, 2008 and 2007, the Fund Manager earned management fees of $247 and $194, respectively. As of March 31, 2008 the Fund Manager was owed $81.
     In addition, the Manager is entitled to 25% of any amounts recognized in excess of the Fund’s principal and note rate interest due in connection with loans held in whole or in part by the Fund. During the three months ended March 31, 2008 and 2007, the Manager received $890 and $0, respectively, in connection with this provision, which is reported net of mortgage loan income in the accompanying consolidated statements of net earnings.

IMH SECURED LOAN FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)
(In thousands except unit data)
NOTE 7 – MANAGEMENT FEES AND RELATED PARTY ACTIVITY (CONTINUED)
     For loans originated on behalf of the Fund, the Manager receives all the revenue from loan origination and processing fees (points) and other related fees, which are paid by the borrower. For the three months ended March 31, 2008 and 2007, the Manager earned origination, processing and other related fees of approximately $3,658 and $6,581, respectively, all of which were earned on loans funded by the Fund.
Related Party Investments and Borrowings
     During the three months ended March 31, 2008 and 2007, the Fund sold $0 and $4,102, respectively, in mortgage loans to the Manager. No such loans were repurchased from the Manager during either period and no balance was due to IMH at March 31, 2008 or 2007. For the three months ended March 31, 2008 and 2007, the interest incurred on the loans purchased totaled $0 and $258, respectively, and this amount was recorded in the consolidated financial statements as both interest income and interest expense.
NOTE 8 – COMMITMENTS AND CONTINGENCIES
     As of March 31, 2008, the Fund had $80,458 in undisbursed loans-in-process and interest reserves. These amounts generally represent the unfunded portion of construction loans pending completion of additional construction and interest reserves for all or part of the loans’ terms. The Fund expects to fund these undisbursed amounts in the normal course of business.
     As of March 31, 2008, IMH had executed “Commitment to Fund” letters totaling approximately $60,550. While these transactions are subject to the completion of due diligence and underwriting, a significant portion of these loans are expected to be funded in the second quarter of 2008.
     We may be party to litigation as the plaintiff or defendant in the ordinary course of business in connection with loans that go into default or for other reasons. While various asserted and unasserted claims exist, the resolution of these matters cannot be predicted with certainty, and we believe, based upon currently available information that the final outcome of such matters will not have a material adverse effect, if any, on our results of operations or financial condition.
*******************************************************************************

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
           The following discussion should be read in conjunction with the audited financial statements and accompanying notes and other detailed information regarding the Fund as of and for the year ended December 31, 2007 included in our previously filed Annual Report on Form 10-K (“Form 10-K”), and with the unaudited interim consolidated financial statements and accompanying notes included in this Quarterly Report on Form 10-Q (“Form 10-Q”). All dollar amounts are expressed in thousands, except unit and per unit data.
Forward Looking Statements
          This Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The forward-looking statements included in this Form 10-Q include statements concerning our plans, objectives, goals, strategies, future events, future performance, capital expenditures, financing needs, business trends and other information that is not historical information. When used in this Form 10-Q, the words “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes,” “forecasts,” “assumes,” “may,” “should,” “will” and variations of such words or similar expressions are intended to identify forward-looking statements. All forward-looking statements, including, without limitation, the matters discussed under the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are based upon our current expectations, beliefs, projections and assumptions. Our expectations, beliefs, projections and assumptions are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that our financial condition or results of operations will meet the expectations set forth in our forward-looking statements.
          The forward-looking statements that we make in this Form 10-Q are subject to a variety of risks, uncertainties and other factors that could cause actual results to differ materially from such forward-looking statements. Some of the important factors that could cause our actual results to differ from those projected in any forward-looking statements include, but are not limited to, the following factors, which are discussed in greater detail in the “Risk Factors” section of our Form 10-K:
•	Our units lack liquidity and marketability and our Members have a limited ability to sell their units or have their units redeemed. As a result, our Members may lose their entire investment or may not be able to sell their units or have them redeemed in a timely manner, or at all, or at the price they paid.

•	As a mortgage lender, we are subject to a variety of external forces that could have a material adverse effect our operations and results, including, without limitation, fluctuations in interest rates, fluctuations in economic conditions (which are exacerbated by our limited geographic diversity), competition and amount of available capital and the effect that regulators or bankruptcy courts could have on our operations and rights as a secured lender.

•	In recent periods, the homebuilding and capital markets have experienced a severe downturn. Although we are not a direct participant in these markets, we face secondary exposure to downturns in these markets because the markets we serve are directly impacted by events that occur in the homebuilding and capital markets. As a result, we have experienced an increase in delinquencies on our loans and foreclosure activity relating to the collateral securing our loans, which may adversely affect our liquidity.

•	Real estate assets acquired in foreclosure or through other means are generally non-earning assets that will reduce the distributable yield to investors. Moreover, the ultimate disposition and liquidation of such assets may not occur for an extended period of time, which would adversely affect our liquidity.

•	Our borrowers are exposed to various risks associated with owning real estate, and unexpected costs or liabilities could reduce the likelihood that our borrowers will be able to develop or sell the real estate, which could increase the likelihood that our borrowers will default on the loans.

•	We are subject to risks generally associated with the ownership of real estate and real estate-related assets, including changing economic conditions, environmental risks, the cost of and ability to obtain insurance and risks related to developing and leasing of properties.

•	Our loans, which are not guaranteed by any government agency, are risky and are not sold on any secondary market, and our underwriting standards may not protect Members from loan defaults or ensure that sufficient collateral, including collateral pledged by guarantors, will exist to protect Members from any such defaults.

•	We rely exclusively on our Manager to select and manage the mortgage loans in which we invest, and our Manager has limited experience with such activities or sponsoring mortgage funds, although certain employees of the Manager do have such experience. Our Members have no right to participate in decisions relating to the activities of our Manager, including, without limitation, the right to participate in selecting and managing mortgage investments.

•	The Fund may not be able to identify and close suitable loans for funding in a timely manner or in a time frame that corresponds with the raising of investor capital, thereby resulting in lower or varying Member yields.

•	We are obligated to pay certain fees to our Manager, which may materially and adversely impact our operating results and reduce cash available for investment and distributions.

•	Our Manager will face conflicts of interest, including, without limitation, competing demands upon its time, its involvement with other activities and entities and its desire to generate origination proceeds at the risk of extending or participating in loans not suitable for the Fund, all of which could have a material adverse effect on us.

•	We are a newly publicly reporting company and we will be required to divert considerable resources to new compliance initiatives, including refining our disclosure controls and procedures and internal control over financial reporting.

•	There are material income tax and retirement plan risks associated with ownership of our units.
          The foregoing list of factors is not exhaustive. You should carefully consider the foregoing factors and the other uncertainties and potential events described in our previously filed Form 10-K. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and involve inherent risks and uncertainties. The forward-looking statements contained in this report are made only as of the date hereof. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Except as required by applicable law, including the securities laws of the United States, we undertake no obligation, and disclaim any duty, to update or revise information contained herein to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.
Overview of the Business
          We invest in and manage mortgage investments, consisting primarily of short-term commercial mortgage loans collateralized by first mortgages on real property (herein referred to as mortgages), and perform all functions reasonably related thereto, including developing, managing and either holding for investment or disposing or real property acquired through foreclosure or other means. IMH is our Manager. Since we commenced operations in August 2003, we have originated in excess of $950,000 of real estate loans.
          We lend capital provided by investment in units by our Members. Only accredited investors, as defined by Rule 501 of Regulation D promulgated under the Securities Act, may invest in the Fund. Although the minimum initial investment is $50, investment accounts tend to be substantially larger. We have offered units for sale since May 2003 pursuant to the exemption from registration provided by Rule 506 of Regulation D.
Industry Conditions and Fund Strategy
          In recent periods, the homebuilding and consumer credit markets have been in a severe downturn. Although we do not directly participate in these markets, we face secondary exposure to downturns in these markets because the markets we serve are directly impacted by the homebuilding and consumer credit markets. For example, based on U. S. Census Bureau data, single family home starts in the United States dropped to their lowest level since 1991, and for 2007, there were fewer than 800,000 units sold, a 57% decrease from their annualized peak in January 2006. As a result of excess new and existing home supply, including those homes available as a result of increased foreclosure activity, coupled with the relative lack of availability of consumer mortgage financing, there has been a significant decline in the volume of home sales in recent periods, which has adversely affected the viability of some of the projects on which we lend money and has, in some cases, caused the borrowing developers to default on the loans we have extended. In the near term, we have experienced and are likely to continue to experience:
•	Continued economic, legislative and regulatory pressure on housing values and mortgage origination volumes, which has adversely affected and we believe will continue to adversely affect the demand for the residential and commercial projects our borrowers participate in and develop;

•	Increasing delinquencies of our loans and foreclosure activity relating to the collateral securing our loans, which reduces the earning asset base of our asset portfolio; and

•	Continued disruptions in the secondary mortgage and debt capital markets, which adversely affects the ability of some of our borrowers to find alternative or follow-on financing and repay our loans.
          Nevertheless, IMH believes that the Fund’s portfolio is well positioned, especially given current conditions. Approximately 70% of the Fund’s assets are in cash or in loans underwritten in 2007 (the loans having been underwritten on the basis of what we believe to be realistic 2007 market values). Conversely, approximately 30% of the Fund’s assets reflect “vintage” 2005-2006 loans when we believe real estate values were at their peak. To position the Fund to weather the downturn, and to place the Fund in a position we believe will enable the Fund to capitalize on opportunities when the markets correct, IMH, on behalf of the Fund, took the following actions, among others:
•	Asset Class Avoidance: IMH minimized the Fund’s investment in a number of asset classes because IMH believed such investments would have resulted in an unnecessary risk to investor capital. These asset classes included condominium conversions, high-rise condominiums, public homebuilder projects, large land parcels not in proximity to existing development, and office condominiums.

•	Portfolio Diversification: Although the Fund’s portfolio is concentrated in Arizona and California, over the past several years the Fund has diversified into several markets that IMH believes reflect long-term affordability and economic growth. IMH anticipates increased geographic diversification in 2008.

•	Underwriting: IMH utilizes residual analysis methodology in its underwriting process. This means that IMH tests whether there is there sufficient “equity” in the loan that, in the event of a default and foreclosure, we could complete development of the project in a manner such that the fair value of the project in the marketplace would exceed our aggregate investment, ideally generating a return of 18%-20% or more. We believe this type of analysis mitigates the likelihood of loaning too much money in relation to a project’s value and has allowed the Fund to remain well-positioned in a volatile market.
          As discussed in our previously filed Form 10-K, loan defaults are rising. Although investors often view a defaulted loan as a loss event, IMH only funds loans if it believes the loan has an abundance of equity. Therefore, if and when a default occurs, IMH believes the Fund will be well positioned to preserve its investors’ capital, and potentially recover default interest and fees and possibly more. For example, in the first quarter of 2008, Members received in excess of $1,400 in default interest and fees. In the aggregate, IMH believes it has positioned the Fund to maintain investors’ capital despite an increase in loan defaults.
          In addition, IMH believes that competition has significantly lessened, thereby permitting IMH to be more selective when choosing loans to fund. For example, in Arizona, prior to 2004, management estimates that the Fund had approximately ten competitors. Between 2004 and 2006, management estimates that the Fund had as many as 60 competitors. During the first quarter of 2008, IMH was aware of only four other similarly structured private lenders in the markets in which we operate which have the ability to actively fund new loans. In 2006, management estimates that IMH received approximately 100 loan requests per month and chose to fund approximately five percent of such requests each month. Currently, management estimates that IMH receives approximately 400 to 500 loan requests per month, and chooses to fund approximately one percent or less of such requests per month.

Selected Financial Data
     The table that follows sets forth certain financial data of the Fund. The summary financial data are derived from our audited and unaudited financial statements and other financial records.

	As of and for the
	Three Months Ended March 31,		As of and for the Years Ended December 31,
	2008	2007	2007	2006	2005	2004
Cash and cash equivalents	$128,652	$27,274	$73,604	$12,159	$12,089	$3,569
Total assets	$649,749	$367,540	$590,559	$273,374	$105,981	$31,761
Interest income and fees	$16,510	$9,479	$49,763	$21,145	$7,961	$1,614
Management fees	$247	$194	$968	$430	$166	$51

Interest expense	$29	$737	$1,220	$613	$376	$—
Net earnings	$16,234	$8,548	$45,675	$20,102	$7,419	$1,563
Net distributions to Members	$16,004	$8,227	$46,920	$19,380	$6,651	$1,479
Net Member distribution as a % of net earnings	98.6%	96.3%	102.7%	96.4%	89.6%	94.6%

Net earnings allocated to Members per weighted average membership units outstanding	$269.48	$291.66	$1,073.47	$1,189.12	$1,211.50	$1,061.84
Net distributions to Members per weighted average membership units	$265.66	$280.73	$1,102.72	$1,146.38	$1,086.04	$1,004.96
Average annualized yield to Members	10.55%	11.39%	11.09%	11.44%	10.84%	10.08%

Member Equity Related:
Retained earnings (Loan Loss Reserve)	$272	$1,721	$49	$1,426	$852	$84
Total Members’ equity	$619,196	$337,779	$576,833	$260,181	$97,835	$30,574
Number of Member accounts	3,794	1,781	3,472	1,376	491	185

Average Member account balance	$163	$190	$166	$189	$199	$165
States in which the Fund has Members	49	42	49	40	27	19
New Member investments	$76,155	$81,677	$349,523	$176,101	$68,661	$23,979
Member earnings distributed	$7,583	$3,295	$20,755	$7,072	$2,348	$596

Member earnings reinvested	$8,421	$4,933	$26,165	$12,307	$4,303	$883
Retained earnings additions (distributed)	$230	$320	$(1,245)	$723	$768	$84
% of total earnings reinvested	51.87%	57.68%	57.28%	61.20%	58.00%	56.52%
Redemptions	$42,435	$9,305	$57,790	$26,785	$6,471	$402
Redemptions as % of new investment (incl. reinvestments)	50.17%	10.74%	15.38%	14.22%	8.87%	1.62%

Loan Related:
Loan deployment ratio	83.7%	97.7%	89.0%	96.1%	91.3%	92.9%
Note balances originated	$93,420	$104,031	$428,777	$266,101	$139,354	$26,560
Number of notes originated	4	10	38	37	48	76
Average note balance originated	$23,355	$10,403	$11,284	$7,192	$2,903	$349

Net principal balances outstanding	$482,928	$336,775	$508,896	$258,615	$92,945	$28,045
Number of loans outstanding	56	50	61	44	41	54
Average principal balance	$8,624	$6,736	$8,343	$5,878	$2,267	$519
% of Portfolio Principal — Fixed interest rate	30.0%	70.1%	30.4%	69.0%	84.4%	100.0%

Number of fixed rate loans	20	31	22	30	37	54
Weighted average interest rate — Fixed	12.18%	12.25%	12.26%	12.26%	12.56%	11.64%
% of portfolio — Variable interest rate	70.0%	29.9%	69.6%	31.0%	15.6%	0.0%
Number of variable rate loans	36	19	39	14	4	—
Weighted average interest rate — Variable	12.72%	12.48%	12.52%	12.49%	11.64%	0.00%

Principal balance % by state:
Arizona	49.6%	56.5%	44.8%	57.9%	81.5%	93.1%
California	27.5%	23.7%	33.7%	37.4%	18.5%	6.9%
New Mexico	1.0%	0.5%	0.9%	0.3%	—%	—%

Texas	6.8%	6.2%	6.3%	4.4%	—%	—%
Idaho	10.2%	7.7%	9.6%	—%	—%	—%
North Carolina	0.0%	5.4%	0.0%	—%	—%	—%
Minnesota	3.0%	0.0%	2.9%	—%	—%	—%

Nevada	1.9%	0.0%	1.8%	—%	—%	—%
Interest payments over 30 days delinquent	$211	$—	$2,741	$—	$—	$—
Loans past scheduled maturity	16	3	15	3	—	—
Principal balances past scheduled maturity	$130,261	$13,205	$133,532	$13,901	$—	$—

Loans in non accrual status	7	1	10	—	—	—
Principal balances in non accrual status	$91,881	$2,253	$73,346	$—	$—	$—
Allowance for credit losses	$1,900	$—	$1,900	$—	$—	$—
Allowance for credit losses as % of loan principal	0.4%	0.0%	0.4%	0.0%	0.0%	0.0%

*	Where applicable, quarterly results are annualized to allow for compatability with annual results.

Results of Operations for the Three Months Ended March 31, 2008 and 2007
     The revenues and expenses of the Fund are relatively straightforward. We generate income from interest and fees on our mortgage loans, including default interest and fees, as well as interest income from money market, short-term investments or similar accounts in which we temporarily invest excess cash. We do not pay any overhead or operating expenses as those costs are presently paid by our Manager, as specified by the Operating Agreement, which are summarized below. However, the Fund is required to pay direct expenses or costs, which include management fees paid to our Manager; expenses or costs related to defaulted loans, foreclosure activities, or property acquired through foreclosure (none of which are payable to the Manager); and interest expense paid on loans that we have sold or participated, but we must account for as secured borrowings. The management fee is an annual fee equal to 0.25% of the “Earning Asset Base” of the Fund, which is defined as mortgage loan investments held by the Fund and property acquired through foreclosure and upon which income is being accrued under GAAP. Accordingly, when defaulted loans or foreclosed property enter into non-accrual status, or related income is otherwise not recorded, the loan is removed from the Earning Asset Base for purposes of computing management fees. Interest expense is the amount of interest paid by us to the purchasers of participations in loans or whole loans sold.
     Revenues

	Three Months Ended March 31,
Interest and Fee Income:	2008	2007	$ Change	% Change
Mortgage Loans	$15,731	$9,354	$6,377	68.2%
Investments and Money Market Accounts	779	125	654	523.2%

Total Interest and Fee Income	$16,510	$9,479	$7,031	74.2%

     During the three months ended March 31, 2008 income from mortgage loans was $15,731, an increase of $6,377, or 68.2%, from $9,354 for three months ended March 31, 2007. During the three months ended March 31, 2008, interest income from investment and money market accounts was $779, an increase of $654, or 523.2%, from $125 for three months ended March 31, 2007.
     For the three months ended March 31, 2008 and 2007, the increases in mortgage loan income and investments and money market interest revenues are directly attributable to the increasing size of the Fund’s loan portfolio ($482,928 versus $336,775 at March 31, 2008 and 2007, respectively) and a higher average balance during these periods. However, as a result of loans foreclosures in the first quarter of 2008 and the increase in non accrual loan balances, the interest-earning portion of the loan portfolio totaled $391,047 and $334,522 at March 31, 2008 and 2007, respectively. Additionally, the Fund recognized approximately $1,400 in default interest and fees during the first quarter of 2008, with no comparable income in the same period in 2007. The increases in investments and money market interest revenues is directly attributable to the larger amount of cash available for short-term investment, which totaled $128,652 and $27,274 at March 31, 2008 and 2007, respectively. Both the increase in the loan portfolio and cash available for short-term investment are the result of additional capital from the sale of new units. Despite the drop in the Prime interest rate, note interest rates have remained relatively consistent from period to period as a result of the interest rate floors on such loans, and the increase in the loan portfolio has resulted in an increase in interest income.

     Expenses

	Three Months Ended March 31,
Expenses:	2008	2007	$ Change	% Change
Management Fees	$247	$194	$53	27.3%
Interest Expense:
Borrowings from Fund Manager	—	258	(258)	(100.0)%
Participations in Mortgage Loans	—	479	(479)	(100.0)%
Borrowings on line of credit	29	—	29	100.0%

Interest Expense	29	737	(708)	(96.1)%

Total Expenses	$276	$931	$(655)	(70.4)%

     During the three months ended March 31, 2008, management fee expense was $247, an increase of $53, or 27.3%, from $194 for the three months ended March 31, 2007. Management fee expense as a percentage of mortgage interest income for the Fund was 1.57% and 2.07% for the three months ended March 31, 2008 and 2007, respectively. The increase in management fee expense for the three months ended March 31, 2008 is directly related to the increase in the size of the Fund’s loan portfolio as the fee is based directly on the “Earning Asset Base” of the Fund. The decrease in management fees as a percentage of mortgage income is attributed to the increase in “non-earning” or non-accrual assets, which as described above, is removed from the asset base on which management fees are computed, and the receipt of approximately $1,400 in default interest and fees recognized during the three months ended March 31, 2008, on which the Manager receives no management fee.
     Interest expense includes interest incurred in connection with loan participations issued to third parties, borrowings from the Fund manager and borrowings from a bank. During the three months ended March 31, 2008, interest expense was $29, a decrease of $708, or 96.1%, from $737 for three months ended March 31, 2007. The decrease in interest expense is attributable to the decrease in participations and borrowings from the Fund Manager, which were used to fund new loans during the three months ended March 31, 2007. Interest expense for the three months ended March 31, 2008 was incurred in connection with the $10,000 note payable to a bank discussed elsewhere in the Form 10-Q.
     In accordance with Article 14 of our Operating Agreement, our Manager receives from borrowers, either directly or from loan proceeds, all revenue and fees from loan origination, processing, servicing and extension. For the three months ended March 31, 2008 and 2007, the Manager earned origination, processing and other related fees of approximately $3,658 and $6,581, respectively, substantially all of which were earned on loans funded by the Fund.
     In addition, our overhead or operating expenses are paid by our Manager, as specified by the Operating Agreement. Such costs include payroll and direct costs associated with loan origination activities, as well as member development and operations, and other general overhead costs. Based on management estimates, during the three months ended March 31, 2008 and 2007, the Manager incurred Fund-related expenses as follows:

	Three months ended March 31,
Fund-related Expenses Paid by Manager:	2008	2007
Operations-related expenses	$3,781	$4,110
Origination-related expenses	808	878

Total	$4,589	$4,988

     Net Earnings

	Three Months Ended March 31,
	2008	2007	$ Change	% Change

Net Earnings	$16,234	$8,548	$7,686	89.9%

     Net earnings consists of interest and fee income reduced by management fee expense and interest expense. For the three months ended March 31, 2008 net earnings totaled $16,234, an increased of $7,686 or 89.9%, from $8,548 for the three months ended March 31, 2007. This increase is attributed to the significant increase in the Fund’s loan portfolio balances during the respective periods and the decline in interest expense.
Changes in the Loan Portfolio Profile
     Our Manager is continuing its strategy to diversify our loan portfolio geographically and increase the average loan size. Also, our Manager has continued to transition the loan portfolio to increase the proportion of loans that have variable interest rates tied to the Wall Street Journal Prime Interest Rate, with interest rate floors. This will have the effect of increasing interest income when interest rates rise while maintaining the weighted average yield on the variable rate portion of the portfolio if interest rates decrease. Further, our Manager monitors our portfolio’s concentration by collateral category based on the underlying collateral’s development status and proposed end-use.
     Average Loan Size
     In the first three months of 2008, we originated four new loans with an average note balance of $23,255, as compared to 10 loans with an average note balance of $10,403 during the same period in 2007. We experienced a decrease in the number of loan originations in the first quarter of 2008 from the previous year (4 in 2008 versus 10 in 2007), which was an intentional action by management to be conservative in the deployment of funds given the tightening of financial markets. However, the increase in the average note balance is consistent with our strategy to migrate our average loan amount to between $10 million and $50 million.
     Geographic Diversification
     While a large percentage of our loan portfolio is invested primarily in mortgage loans where the collateral is located in Arizona and California, we also have loans in New Mexico, Texas, Idaho, Minnesota and Nevada. As of March 31, 2008 and December 31, 2007, the geographic concentration of loan principal balances, net of the allowance for credit loss, by state, follows:

	March 31, 2008			December 31, 2007
	Amount	Percent	#	Amount	Percent	#
Arizona	$239,170	49.6%	33	$228,363	44.8%	34
California	133,046	27.5%	11	171,560	33.7%	15
New Mexico	4,732	1.0%	2	4,469	0.9%	2
Texas	32,640	6.8%	5	32,114	6.3%	5
Idaho	49,292	10.2%	2	48,635	9.6%	2
Minnesota	14,713	3.0%	1	14,781	2.9%	1
Nevada	9,335	1.9%	2	8,975	1.8%	2

	$482,928	100.0%	56	$508,897	100.0%	61

     In efforts to further diversify our portfolio and limit our exposure to adverse changes in one or a few geographic markets, our Manager continues to evaluate loans in other states.
     Interest Rate Information
     We invest in both variable and fixed interest rate loans. All variable interest rate loans are indexed to the Prime rate with floors. At March 31, 2008 and December 31, 2007, the Prime rate was 5.25% and 7.25%, respectively. Subsequent to March 31, 2008, the Prime rate has been further reduced to 5.00% in May 2008.
     At March 31, 2008, 70.0% of our portfolio consisted of variable rate loans compared to 69.6% at December 31, 2007. The weighted average interest rate on variable rate loans was 12.72% at March 31, 2008 and 12.52% at December 31, 2007. This increase in the average spread over the Prime interest rate reflects our increase in pricing of new loans and loans that are extended or renewed. At March 31, 2008 and December 31, 2007, all variable rate loans outstanding had an interest rate floor and no ceiling interest rates. As a result of this positioning, if the Prime interest rate increases during the life of the loans, interest rates on substantially all these loans would adjust upward. As a result of this positioning, as the Prime interest rate decreases, the interest rates on such loans do not decline below the floor rates, which is typically the original interest rate at the time of origination. For the impact of proforma increases or decreases in the Prime rate, see the discussion of “Quantitative and Qualitative Disclosures about Market Risk” located elsewhere in this Form 10-Q.
     At March 31, 2008, 30.0% of our portfolio consisted of fixed rate loans compared with 30.4% at December 31, 2007. The average rate on fixed rate loans as of March 31, 2008 and December 31, 2007 was 12.18% and 12.26%, respectively. The reduction in rates between these periods reflect the payoffs of higher yielding vintage loans, foreclosure of certain fixed rate loans, and the origination of two lower yielding loans in the first quarter of 2008. As noted above, we expect to continue transitioning our portfolio to prime rate based pricing with interest rate floors.
     As of March 31, 2008 and December 31, 2007, respectively, loan principal balances (including non-accrual loans), net of the allowance for credit loss, summarized by fixed and variable interest rates within selected interest rate ranges and other portfolio information were as follows:

	March 31, 2008
	Fixed Rate		Variable Rate		Total
Current Rate:	#	Principal	#	Principal	#	Principal	%
8.00%	1	$3,500	—	$—	1	$3,500	0.7%
11.50%	1	18,500	3	11,103	4	29,603	6.1%
11.75%	1	3,802	—	—	1	3,802	0.8%
12.00%	8	59,896	13	90,980	21	150,876	31.1%
12.25%	1	631	6	71,614	7	72,245	15.0%
12.50%	1	1,690	7	42,984	8	44,674	9.3%
12.75%	1	37,510	2	35,932	3	73,442	15.2%
13.00%	6	19,401	—	—	6	19,401	4.0%
13.25%	—	—	1	2,745	1	2,745	0.6%
13.75%	—	—	2	6,573	2	6,573	1.4%
14.00%	—	—	1	15,766	1	15,766	3.3%
14.25%	—	—	1	60,301	1	60,301	12.5%

Total	20	$144,930	36	$337,998	56	$482,928	100.0%

% of Portfolio		30.0%		70.0%		100.0%

Weighted Average Rate		12.18%		12.72%		12.56%

Number of Loans		20		36		56

Average Principal		$7,247		$9,389		$8,624

	December 31, 2007
	Fixed Rate		Variable Rate		Total
Current Rate:	#	Principal	#	Principal	#	Principal	%
11.50%	2	$26,964	4	$15,022	6	$41,986	8.3%
11.75%	1	3,112	—	—	1	3,112	0.6%
12.00%	7	52,150	13	88,709	20	140,859	27.7%
12.25%	1	631	6	68,948	7	69,579	13.7%
12.50%	3	40,274	8	46,793	11	87,067	17.0%
12.75%	—	—	3	63,371	3	63,371	12.5%
13.00%	7	26,094	—	—	7	26,094	5.1%
13.25%	—	—	2	45,764	2	45,764	9.0%
13.50%	1	5,680	1	4,840	2	10,520	2.1%
13.75%	—	—	1	5,065	1	5,065	1.0%
14.00%	—	—	1	15,480	1	15,480	3.0%

Total	22	$154,905	39	$353,992	61	$508,897	100.0%

% of Portfolio		30.4%		69.6%		100.0%

Weighted Average Rate		12.26%		12.52%		12.44%

Number of Loans		22		39		61

Average Principal		$7,041		$9,077		$8,343

     Concentration by Category based on Collateral’s Development Status
     We classify loans into categories based on the underlying collateral’s development status for purposes of identifying and managing loan concentrations and associated risks. As of March 31, 2008 and December 31, 2007, respectively, loan principal balances, net of the allowance for credit loss, by development status, were as follows:

	March 31, 2008			December 31, 2007
	Amount	%	#	Amount	%	#
Pre-entitled Land:
Processing Entitlements	$201,273	41.7%	15	$201,266	39.6%	19

	201,273	41.7%	15	201,266	39.6%	19

Entitled Land:
Held for Investment	112,444	23.3%	12	135,060	26.5%	11
Infrastructure under Construction	64,570	13.4%	5	60,037	11.8%	5
Improved and Held for Vertical Construction	16,052	3.3%	3	14,800	2.9%	3

	193,066	40.0%	20	209,897	41.2%	19

Construction & Existing Structures:
New Structure — Construction in-process	69,537	14.4%	16	70,864	13.9%	17
Existing Structure Held for Investment	19,052	3.9%	5	26,870	5.3%	6

	88,589	18.3%	21	97,734	19.2%	23

	$482,928	100.0%	56	$508,897	100.0%	61

     We also classify loans into categories based on the underlying collateral’s projected end-use for purposes of identifying and managing loan concentrations and associated risks. As of March 31, 2008 and December 31, 2007, respectively, loan principal balances, net of the allowance for credit loss, by development status, by expected end-use, were as follows:

	March 31, 2008			December 31, 2007
	Amount	%	#	Amount	%	#

Residential	$223,399	46.3%	33	$229,260	45.0%	34
Mixed Use	199,022	41.2%	12	219,753	43.2%	16
Commercial	60,507	12.5%	11	59,884	11.8%	11

	$482,928	100.0%	56	$508,897	100.0%	61

     The concentration of loans by type of collateral and end-use is likely to change based on our Manager’s perception of both current and future market conditions as well as real estate development activity in the markets we serve. Given the limited amount of loan originations in the first quarter of 2008, as of March 31, 2008 and December 31, 2007, the concentration of loans by type of collateral and end-use was consistent over these periods. Management continues to monitor these concentrations and will adjust the same based on its perception of both current and future market conditions. Management expects that it will continue to fund proportionately more construction loans in 2008, as management believes traditional funding sources for construction financing have vacated the market thereby creating additional opportunities for the Fund.
     Borrower and Borrower Groups
     Our underwriting guidelines provide that no single loan should exceed 10% of the total of all outstanding loans and that aggregate loans outstanding to one borrower or borrower group should not exceed 20% of the total of all outstanding loans. As of March 31, 2008, there was one individual borrower whose aggregated borrowings totaled $60,301, which was in excess of 10% of our total mortgage loan principal balance outstanding (although at the time of origination, the principal balance was less than 10% of the total mortgage loan principal balance outstanding). As of December 31, 2007, there were no individual borrowers or borrower groups whose aggregated borrowings were in excess of 10% of our total mortgage loan principal balance outstanding.

     Changes in the Portfolio Profile – Scheduled Maturities
     Mortgage investments, net of the allowance for credit loss, as of March 31, 2008 have scheduled maturity dates within the next several quarters as follows:

March 31, 2008
Quarter	Amount	Percent	#
Matured	$130,261	27.0%	16
Q2 2008	87,886	18.2%	10
Q3 2008	166,757	34.5%	21
Q4 2008	55,509	11.5%	6
Q1 2009	37,510	7.8%	1
Q2 2009	1,505	0.3%	1
Q1 2011	3,500	0.7%	1

	$482,928	100.0%	56

     A mortgage loan’s maturity date may be extended in the normal course of business. Accordingly, repayment dates of the loans may vary from their currently scheduled maturity date. If the maturity date of a loan is not extended the Fund classifies and reports the loan as matured.
     Real Estate Held for Development
     During the first quarter of 2008, the Fund took title to the underlying real estate collateral of four loans in default at December 31, 2007, with an aggregate book value of approximately $21,974 at March 31, 2008. Additionally, during the first quarter of 2008, the Fund purchased certain real estate for approximately $6,000, which is property that is contiguous to the collateral property of certain loans in the loan portfolio, in order to maintain and enhance the overall project value. All real estate held for development is located in California and Arizona. In the opinion of management, the estimated net realizable values of such properties exceed the carrying value of the Fund’s investment in the properties at March 31, 2008.
     Management is currently evaluating various possible alternatives for the ultimate disposition and realization of such investments, including partial or complete development of such properties, or disposition of such properties on an as-is basis. Project development alternatives may include, either through joint venture or on a project management basis, the development of the project through entitlement, completion of various improvements or complete vertical construction.
Important Relationships Between Capital Resources and Results of Operations
     Loan Loss Reserve
     The net earnings available to distribute to Members is primarily generated from interest earned on mortgage loans and short-term investments, as well as default fees and other amounts collected from borrowers. If borrowers do not make timely payments of interest in a particular month, the amount distributable to Members in that month could be reduced by the amount of the delinquent payment expected to be included in the regular monthly distribution. To mitigate the effect of such late payments by borrowers, we generally use our reserves to supplement the distribution of earnings to the Members. The cash reserve we have established for this purpose is referred to in our Operating Agreement as the “Loan Loss Reserve.” In addition, in February 2008, the Fund secured a $10,000 loan commitment to fund distributions of accrued interest income, the outstanding balance of which was $8,000 at March 31, 2008.
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
     During 2007, the $1,900 provision for credit loss that was charged to earnings was taken from the balance of Loan Loss Reserve or Retained Earnings. However, this non-cash reserve item had no impact on earnings distributed to Members in 2007 and is not deductible for tax purposes until the related asset is liquidated and the loss, if any, is realized. No provision for credit loss was recorded during the three months ended March 31, 2008.
     Mortgage Loans, Participations and Loan Sales
     During periods of needed liquidity or to diversify the Fund portfolio, we may issue participations in loans in which we have invested or may sell whole loans to third parties or our Manager, though we have no intention of doing so at the time of loan origination. The frequency and amount of whole loan sales and participations is largely dependent on the timing and volume of investor capital received and the timing and amount of loan fundings, which is largely unpredictable. The whole loan sales or issuance of participations are generally at the par value of the loan. The partial sale of a loan is often referred to as participation, because the buyer participates with us as a co-lender, ranking equally with us with respect to interest and principal payments from or on behalf of the borrower. Often, the participating lender is a commercial bank that is able and willing to accept a lower interest yield on its investment than we are. In that case, the difference between the loan’s contractual interest rate and what the participant receives in interest on the participated portion of the loan inures to the benefit of our Members. From time to time we repurchase participated or whole loan sold. We have made such repurchases in the past and are likely to do so in the future.
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

     Whole loans sold to third parties in a financing transaction are generally sold at par with ownership and servicing transferred to the third party and removed from our portfolio and balance sheet. We expect that the sale of whole loans and participations will continue to be a routine mechanism for providing capital for the Fund, although we are unable to predict whether the absolute or relative amounts of such sales will increase, decrease, or remain approximately the same. If any fees or “points” are paid in association with whole loan or participation sales, these costs are paid by our Manager.
     In cases of whole loan sales or participations issued to our Manager, the transactions are completed at par value, and the Manager has typically pledged the purchased loan to a commercial bank as collateral on its line of credit. The Manager uses the proceeds from the line of credit together with other funds of the Manager to execute the transactions. We typically repurchase loans from the Manager, although we are not obligated to do so. The sales of whole loans and participations issued to the Manager are accounted for as secured borrowings, and are separately identified in our consolidated financial statements. No loans were sold to or participated with the Manager during the three months ended March 31, 2008. During 2007, we received $9,980 in proceeds from the Manager from the sale of whole loans and participations to the Manager and repurchased $14,430 in the same period. These transactions were recorded in the accompanying consolidated financial statements as secured borrowings.
     During the three months ended March 31, 2008, the Fund was approached by a third party which offered to purchase a loan from the Fund at 101% of its par value. Due to the nature of this transaction, it was treated as an investing activity in the consolidated statement of cash flows rather than a financing activity, which is how the Fund’s typical whole loan sales are treated. During the year ended December 31, 2007, the Company generated proceeds of $5,400 and $36,418 from the sale of whole loans and participations to third parties, respectively, and repurchased $5,238 and $41,356, respectively. While we anticipate continuing to participate mortgage loans as liquidity needs arise, management does not expect that loan sales that are accounted for as investing activities will occur in the ordinary course of business.
     Distributions to Members
     For the three months ended March 31, 2008 and 2007, the Fund’s total net distributions to Members were $16,004 and $8,227, respectively, which translated into net distributions of $265.66 and $280.73 per weighted average membership unit over the same periods, respectively. For those same periods, earnings reinvested pursuant to our distribution reinvestment plan were $8,421 and $4,933, respectively, representing 51.9% and 57.7%, respectively of total member distributions. The increase in total distributions is attributed to the increase in Member equity. The reinvested member distributions percentage has decreased over the periods resulting from various factors including real estate market conditions, investor tax planning strategies, yield to Members and other factors.
     Annualized Rate of Return to Members on Distributions
     The annualized yield to the Fund’s Members was 10.55% and 11.09% for the three months ended March 31, 2008 and the year ended December 31, 2007, respectively. The reduction in the annualized yield is a result of the change in the prime rate over these periods, an increase in the number of loans placed in non-accrual status, and the deployment ratio of available capital to loans funded.

     Redemptions
     During the three months ended March 31, 2008 and 2007, the Fund redeemed $42,435 and $9,305 in Member units, respectively, which, expressed as a percentage of new Member investment (including reinvestments), was 50.17% and 10.74%, respectively, over the same periods. As of March 31, 2008 and December 31, 2007, redemption requests satisfying the 60 day notice period and immediately payable totaled $17,811 and $6,114, respectively, and are reflected as liabilities in the accompanying consolidated financial statements. In addition to the redemptions payable recorded at March 31, 2008, subsequent to quarter end, the Fund has received additional redemption requests totaling approximately $17,200, which upon expiration of the 60 day notice period, are expected to be remitted to Members.
     The increase in total redemptions is directly related to the increase in total Members’ equity and number of Members. Also, as a percentage of new Member investments, redemptions increased significantly from 2007 to 2008. Our Manager believes these increases are directly attributable to an increase in the number of Members generally, and that many of our investors that have been with the Fund for over three years may have desired to exit the real estate investment market and liquidate some or all of their holdings. Despite the spike in redemption requests in the latter part of 2007 and in the first quarter of 2008, management expects redemption requests to stabilize during the remainder of 2008.
Trends and Uncertainties
     In addition to the various trends and uncertainties discussed in the “Risk Factors” section of our previously filed Form 10-K and “Forward Looking Statements” in this Form 10-Q, we are subject to the following trends and uncertainties that could have a material adverse effect on the financial condition or operating performance of our business, including, without limitation, whether:
•	the real estate, credit markets or economies of the states in which we invest will experience or suffer worsening declines;

•	we will be able to reduce or manage the geographic concentration of our portfolio;

•	we will be able to adapt to becoming a publicly-reporting company and adequately comply with all the rules and regulations required to remain a publicly-reporting company;

•	IMH will be able to continue devoting an adequate amount of time to the Fund’s operations;

•	we will be able to participate or sell loans to maintain short term liquidity or temporarily reduce portfolio risk, if necessary;

•	we will face exposure for owning real estate now that we have commenced foreclosure proceedings on loans;

•	we may acquire loans or related collateral in close proximity to collateral on existing loans in order to preserve or improve valuations for loans in default; and

•	we are able to, alone or in conjunction with third parties, manage or develop properties that we foreclose upon or otherwise acquire, in a cost-effective or successful manner.
     Prospective Trends
     Loan Demand, Selection and Quality
     Although loan demand has been strong in 2007 and in the first quarter of 2008, we intentionally chose to fund very few loans in the first quarter of 2008, and our Manager expects this demand to continue for the foreseeable future. Further, we have loans outstanding in seven states and we are evaluating loans in additional states. Our Manager continues to seek geographic diversity and concentrate on loan requests from seasoned core operators with significant market experience that are focused on quality projects with sufficient equity located in targeted locations. Due to the increasing demand for loans and the tightening of the traditional credit markets, we expect to continue to have the opportunity to be highly selective with respect to the loans we fund.
     On average, our Manager estimates that it currently receives approximately 400-500 loan requests each month. Generally 20 to 25 of these loan requests are selected and subjected to an in-depth underwriting process, but, on average, approximately only one percent or less of such loan requests will ultimately be funded. Subject to other liquidity demands that would take precedence over new loan originations, our Manager expects this strong loan demand to continue and our portfolio to grow with no significant downward pressure on either our pricing or origination volume.
     Loan Portfolio Valuation Analysis Summary
     Evaluating the collectibility of a real estate loan is a matter of judgment. On a quarterly basis, we evaluate our real estate loan portfolio for impairment on an individual loan basis, except for loans that are cross collateralized within the same borrowing groups. For such loans, we perform both an individual evaluation as well as a consolidated evaluation to assess the Fund’s overall exposure to such loans. In addition to this analysis, we also complete an analysis of the loan portfolio as a whole to assess our exposure for loans made in various reporting periods and in terms of geographic diversity. The fact that a loan may be temporarily past due does not result in a presumption that the loan is impaired. Rather, all relevant circumstances are considered by the Manager to determine if and to the extent to which an allowance for impairment is required. During the portfolio evaluation, our Manager considers the following matters, among others:
•	Estimated net realizable value of any underlying collateral in relation to the outstanding mortgage balance, including accrued interest and related costs;

•	Recency and reliability of valuation;

•	The financial condition of the borrower and any adverse factors that may affect its ability to pay;

•	Prevailing economic conditions, including all known relevant internal and external factors that may affect loan collectibility (and modified for new factors);

•	Historical experience by market and in general; and

•	Evaluation of industry trends;
     Our mortgage loans, which are collateral dependent, are subject to a downward valuation adjustment or write-down based on management’s determination of the estimated realizable value of the subject collateral in relation to the outstanding mortgage balance, including accrued interest, fees and related costs. Although the Fund has no prior history of doing so, the Fund is, upon default and foreclosure, willing to assume the role of a developer or construction contractor and guide a project, either alone or in conjunction with third parties, through the development cycle to completion. We believe this willingness to assume such a role is a distinctive aspect of the Fund’s business model and sets the Fund’s apart from traditional lending institutions and typical real estate mortgage investment funds. Accordingly, when evaluating the loan portfolio for impairment, we do not believe that a “current appraisal value” is necessarily appropriate for purposes of evaluating the fair value or net realizable value of a loan’s collateral. Rather, we primarily utilize the residual analysis approach discussed above, which we believe is the typical valuation methodology used by real estate developers.
     Based upon this evaluation, a determination is made as to whether an allowance for credit loss is required and if so, whether it is adequate to cover any potential losses. Additions to the allowance for credit loss are charged to the provision for credit loss. Recoveries of previously charged off amounts are credited to the provision for credit loss.
     Existing Defaults
     At March 31, 2008, 16 loans with principal balances totaling $130,261 were in default, all of which were past their respective scheduled maturity dates, and four of which (excluding non-accrual loans) were delinquent on outstanding interest payments. At December 31, 2007, 15 loans with principal balances totaling $133,532 were in default, all of which were past their respective scheduled maturity dates, and three of which (excluding non-accrual loans) were delinquent on outstanding interest payments.
     The Fund has commenced the foreclosure process on 10 of the 16 loans in default. Subsequent to March 31, 2008, the Fund extended the maturity date for three of the defaulted loans after performing comprehensive due diligence procedures. The Fund is negotiating with the borrowers and assessing the possibility of a modification of loan terms for the remaining three loans in default pending the completion of due diligence. One of the loans in default is part of a bankruptcy reorganization. For another loan in default, the Fund is a participating lender and the lead lender has commenced foreclosure proceedings. At March 31, 2008, 7 of the 16 loans on which the Fund had commenced foreclosure proceedings had been placed in non-accrual status, and had principal balances totaling $91,881. Total contractual interest due under the loan terms for the non-accrual loans was $6,717, of which $3,079 is included in accrued interest receivable in the balance sheet, and of which $3,638 has not been recognized as income by the Fund. The remaining nine loans in default had principal balances totaling $38,380, seven of which were past their scheduled maturities by a range of 16 to 64 days (excluding the loan in bankruptcy reorganization). Interest due on these loans totaled $454 and is included in accrued interest receivable in the Fund’s balance sheet. Two loans in default at December 31, 2007 were either paid off or paid down and removed from non-accrual status subsequent to December 31, 2007.
     During the first quarter of 2008, the Fund took title to the underlying real estate collateral of four loans in default at December 31, 2007, with an aggregate book value of approximately $21,974 at March 31, 2008. In the opinion of management, the estimated net realizable value of such properties exceeds the carrying value of the Fund’s investment in the properties.
     The geographic concentration of loans in default, net of the allowance for credit loss, at March 31, 2008 is as follows:

			Principal	Accrued	Non-Accrued		Wtd. Average
	Percent	#	Balance	Interest	Note Interest	Total	Loan-to-Value
Arizona	60.3%	13	$78,509	$1,751	$1,798	$82,058	71.0%
Idaho	24.8%	1	32,323	1,281	1,293	34,897	80.0%
Texas	12.1%	1	15,766	542	547	16,855	68.8%
New Mexico	2.8%	1	3,663	45	—	3,708	61.7%

	100.0%	16	$130,261	$3,619	$3,638	$137,518	72.3%

     Of the loans in default at March 31, 2008, 59% of such loan balances related to residential end-use projects, 13% related to mixed-use projects, and 28% related to commercial projects.
     Other than as discussed in the preceding paragraph, no loans have loan principal payments 30 days or more past due and no loans have interest payments more than 30 days past due.

     Portfolio Analysis
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

						Loan	Market Deflation
						To	LTV With	LTV With	LTV With
						Value	10%	25%	35%
	Portfolio at March 31, 2008 (dollars in thousands)					(LTV)	Decline	Decline	Decline
		Principal	Percent by		Note	As	In	In	In
Period	#	Outstanding	Qtr	Year	Total	Originated	Value	Value	Value
2005:
Q1	1	$2,302	0.5%		$2,585	56.0%	62.2%	74.7%	86.2%
Q2	1	2,203	0.4%		2,164	67.6%	75.1%	90.1%	104.0%
Q3	4	15,491	3.2%		16,544	66.8%	74.2%	89.1%	102.8%
Q4	2	14,772	3.1%	7.2%	16,592	72.8%	80.8%	97.0%	111.9%
2006:
Q1	2	5,594	1.2%		5,584	62.1%	69.0%	82.8%	95.6%
Q2	2	27,391	5.7%		27,577	49.9%	55.5%	66.6%	76.8%
Q3	6	44,206	9.1%		53,926	67.4%	74.9%	89.9%	103.8%
Q4	3	33,236	6.9%	22.9%	35,571	64.2%	71.3%	85.6%	98.8%
2007:
Q1	7	56,276	11.7%		58,880	46.6%	51.8%	62.2%	71.7%
Q2	9	139,785	28.8%		162,150	55.9%	62.2%	74.6%	86.1%
Q3	8	41,912	8.7%		46,848	55.4%	61.6%	73.9%	85.2%
Q4	7	34,047	7.1%	56.3%	41,544	63.5%	70.6%	84.7%	97.7%
2008:
Q1	4	65,713	13.6%	13.6%	93,421	58.5%	64.9%	77.9%	89.9%

Total	56	$482,928	100.0%	100.0%	$563,386	57.4%	63.8%	76.6%	88.4%

     As noted in the table above, the Fund’s initial weighted-average loan-to-value ratios per calendar quarter range from 46.6% to 72.8%, with a weighted average loan-to-value ratio of 57.4%. Assuming a hypothetical 10%, 25%, or 35% across-the-portfolio reduction in market values from the original values, the weighted-average loan-to-values would increase to 63.8%, 76.6%, and 88.4%, respectively. Only for the loans originated in the second, third and fourth quarters of 2005 and third quarter of 2006 would the hypothetical loan-to-value be expected to exceed 100%, which assumes a 35% decline in value. It should also be noted that the loan-to-value ratios listed above reflect only the values of the first lien collateral and do not factor in any value for the borrower’s personal guarantees that are required on each loan or the potential use of any secondary collateral or any additional guarantors. Loans originated in 2007 and the first three months of 2008 represent 69.9% of the portfolio, and it is management’s belief that the original loan-to-values determined when underwritten already reflect most if not all of the impact of any downturns in real estate values sustained in the marketplace. The Manager believes that this positioning puts the Fund in a more conservative, less vulnerable, position as compared to lenders who generally originate loans at much higher loan-to-value ratios than the Fund.
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

							Market
	Portfolio at						Decline
	March 31, 2008 (dollars in thousands)			As	12/31/2007	Q1 2008	Needed
		Principal	Note	Originated	Estimated	Estimated	For 100%
Period	#	Outstanding	Total	LTV	LTV	LTV	LTV
2005:
Q1	1	$2,302	$2,585	56.0%	88.6%	87.0%	(13.0)%
Q2	1	2,203	2,164	67.6%	85.0%	85.0%	(15.0)%
Q3	4	15,491	16,544	66.8%	46.2%	36.8%	(63.2)%
Q4	2	14,772	16,592	72.8%	87.5%	87.5%	(12.5)%
2006:
Q1	2	5,594	5,584	62.1%	86.9%	86.0%	(14.0)%
Q2	2	27,391	27,577	49.9%	66.9%	56.3%	(43.7)%
Q3	6	44,206	53,926	67.4%	83.7%	87.5%	(12.5)%
Q4	3	33,236	35,571	64.2%	71.8%	72.2%	(27.8)%
2007:
Q1	7	56,276	58,880	46.6%	66.6%	63.0%	(37.0)%
Q2	9	139,785	162,150	55.9%	65.6%	68.3%	(31.7)%
Q3	8	41,912	46,848	55.4%	55.3%	55.0%	(45.0)%
Q4	7	34,047	41,544	63.5%	62.0%	63.5%	(36.5)%
2008:
Q1	4	65,713	93,421	58.5%	N/A	66.0%	(34.0)%

Total	56	$482,928	$563,386	57.4%	66.0%	65.6%	(34.4)%

     The above analysis indicates that the Fund portfolio has experienced an overall increase in the average loan-to-value for the portfolio at March 31, 2008 (65.6% loan-to-value) since the original funding (57.4% loan-to-value), or an overall average 14.2% decline in value. The above analysis also reflects a slight improvement since our year end analysis (66.0% loan-to-value), as reported in our previously filed Form 10-K, due primarily to principal paydowns in the first quarter of 2008 as well as from the acquisition of real estate on four loan foreclosures. These overall increases in the weighted-average loan-to-value ratios are attributed to the contraction of the financial markets and the compression of collateral values resulting from the general slow-down in the real estate markets in recent months. Nevertheless, we believe the overall portfolio remains adequately positioned in relation to estimated market values.
     Increases in the loan-to-value ratios range from 12.4% to 55.4%, with the older loans originated reflecting the largest loan-to-value ratio changes (with the exception of the loans originated in the third quarter of 2005 and in the third quarter of 2007 which have realized a 44.8% and 0.7% decrease in loan-to-value due to principal paydowns received). Despite these increases in loan-to-value ratios, in no quarter is the estimated loan-to-value ratio in excess of 90%. We believe these ratios are indicative of the Fund’s strict underwriting and valuation standards and its use of the residual analysis technique. As previously discussed, the loan-to-value ratios listed above reflect only the values of the first lien collateral and do not factor in any secondary collateral or guarantees available under the terms of the loans which, if included, would cause the loan-to-value ratios to be lower.
     As of March 31, 2008, there were two loans with outstanding principal balances totaling approximately $6,096 with current loan-to-value ratios in excess of 90%, both which were originated prior to September 2006 and one of which is included in non-accrual loans. The other loan has been paid down which is expected to result in a decline in the loan-to-value of less than 90%. None of the loans originated subsequent to September 2006 have loan-to-value ratios in excess of 82%.

     Based on the results of our analysis, including the detailed evaluation of each individual loan, management determined that, with the current allowance for credit loss of $1,900 reflected in the accompanying consolidated balance sheets, management believes that the value of the Fund’s loan portfolio remains stable in relation to its respective estimated loan-to-value, that the underlying collateral is sufficient to protect the Fund against any loss of principal or accrued interest, and that no additional allowance for credit loss is considered necessary as of March 31, 2008. Our Manager will continue to monitor and evaluate our loans in order to determine if an additional provision for credit loss may be required in future periods.
     Trends in Interest Income and Effective Portfolio Yield
     At March 31, 2008 and December 31, 2007, our loan portfolio had a weighted average note rate of 12.56% and 12.44%, respectively. For the income on these yields to be fully realized, all loans must be “performing” and the collection of accrued interest income must be deemed to not be impaired. At March 31, 2008, note rate interest earned but not accrued totaled approximately $3,638. Based on management’s assessment of the Fund’s portfolio and current defaults, management anticipates that additional loans will be placed in non-accrual status over the next several quarters resulting in the deferral (but not necessarily impairment) of corresponding amounts of interest income, default interest and fees. Accordingly, management believes that net interest income, as a percent of the total portfolio (the combined total of both accrual and non-accrual loans), will decline, thereby reducing monthly earnings and the resulting yields to our Members. However, our Manager believes much of the deferred amounts will ultimately be realized during 2008 and thereafter and that Member yields will, upon any such realization, increase or approximate historical yields. Further, amounts ultimately realized may include the recapture of amounts deferred and, in whole or in part, include default interest and fees. However, we cannot provide any assurance that any deferred amounts (including non-accrual interest, default interest or fees) will be realized or that future yields will approximate current yields.
     Interest Earning Assets Deployment Ratio
     The Fund’s interest income and net earnings for any period is a function of multiple factors, the three most significant of which are the current principal balances outstanding, the current weighted average yield on the loan portfolio and the ratio of earning assets deployed between our loan portfolio and existing cash (money market) accounts, referred to as interest earning asset “deployment ratio.” Following is a table based on the average portfolio and money market yields as of March 31, 2008, summarizing the impact on interest income based on various hypothetical deployment mix scenarios and assuming that all loans are fully performing:

Asset:	Yield	Various Deployment Ratio Blends
Loans	12.56%	75%	83%	86%	90%	93%	95%	97%
Cash	2.00%	25%	17%	14%	10%	7%	5%	3%

Earning Assets		100%	100%	100%	100%	100%	100%	100%

Weighted Average Yield on Earning Assets		9.92%	10.76%	11.08%	11.50%	11.82%	12.03%	12.24%

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
     Accordingly, depending on the average ratio of earning assets deployed as loans versus balances in money market accounts, Fund earnings for a given period will vary significantly. The Fund’s deployment ratio for three months ended March 31, 2008 and 2007 was 83.7% and 97.7%, respectively. While our Manager’s intent is to continue to manage to a minimum 95% deployment ratio, it is possible that average deployment may be less than this targeted level. Should the deployment ratio in future quarters be less than that in prior quarters, the effective yield on earning assets would decrease proportionately.
     Leverage to Enhance Portfolio Yields
     The Fund has not historically employed leverage to enhance our portfolio’s current yield. However, as opportunities to fund new loans arise and depending on the level of investor contributions and redemptions, management may deem it beneficial, if not necessary, to employ leverage for the Fund. In February 2008, the Fund secured a $10,000 loan commitment to fund distributions of accrued interest income. This commitment had an outstanding principal balance of $8,000 at March 31, 2008.
Off-Balance Sheet Arrangements
     The Fund does not have any off-balance sheet arrangements.
Contractual Obligations
     Other than the financial obligations to the Manager under the Operating Agreement, as described in our previously filed Form 10-K, the funding commitments disclosed as of March 31, 2008, and the $10,000 loan commitment described herein, the Fund did not have any contractual obligations as of such date. All of the Fund’s lending commitments as of March 31, 2008 are expected to be funded within one year. Please see “Liquidity and Capital Resources” for additional information.

Liquidity and Capital Resources
     Our primary requirements for and source of liquidity are as follows:

Requirements:		Sources of Liquidity:
•	Loan Fundings	•	New Member Investments
•	Management Fees and Loan Enforcement Costs	•	Participations and Whole Loans Sold
•	Interest Expense	•	Interest Income
•	Distributions to Members	•	Loan Payments
•	Member Redemptions	•	Supplemental Liquidity
     For additional information regarding these requirements and sources, please refer to the discussion above and our Form 10-K. Except as discussed below There have been no material changes in these requirements or sources since December 31, 2007:
     Requirements
     Loan Fundings
     At March 31, 2008, 21 of our borrowers had established either funded or unfunded interest reserves, and 35 of our borrowers were scheduled to pay interest from other sources or have depleted any available interest reserves. Fund commitments totaled $80,458 and $68,128 at March 31, 2008 and December 31, 2007, respectively. The increase in this balance is due to increased construction loan commitments in the first quarter of 2008 resulting from new loan originations and modifications.
     Based on historical experience, including the Company’s experience with defaults, foreclosures and extensions on loans, we believe the Company has sufficient liquidity to meet its funding obligations for the next twelve months and beyond. As of March 31, 2008, the Company had executed “Commitment to Fund” letters totaling $60,550. However, this reflects the total obligation and not the initial funding obligation. The total funding obligation includes construction loan-in-process amounts and interest reserves which are generally funded over the life of the loan. Nevertheless, to meet these and other obligations, at March 31, 2008, the Company had $128,652 in cash, and loans with scheduled maturities in the second and third quarters of 2008 totaling $254,643, excluding loan balances currently in default. Additionally, such funding obligations are expected to be funded with the receipt of additional Member capital raised.
     Distributions to Members
     During the first quarter of 2008, the Fund began to replenish the Loan Loss Reserve and has replaced the designated cash balance in the amount of $272 as of March 31, 2008, all of which had been utilized as of December 31, 2007. In February 2008, the Fund secured a $10,000 loan commitment to fund distributions of accrued interest income, with an outstanding balance of $8,000 at March 31, 2008. Moreover, management believes that the collateral securing the loans, on the whole, is sufficient to cover not only the principal and recorded accrued interest, but also an amount of unrecorded contractual note rate interest totaling approximately $3,638 as of March 31, 2008, as well as other potential default interest and fees. Nevertheless, the timing of liquidation and realization of such amounts, which could take six to 12 months or longer to collect, creates a short-term cash distribution shortfall for the Members that will require the Fund to continue to utilize the designated cash reserve until the loans for which the reserve is being used are placed on non-accrual status.

     New Member Investments
     New investments in units by Members, excluding reinvestment of distributions, totaled $76,154 for the three months ended March 31, 2008. While new member activity remains robust due to the activities of our Manager to enroll additional accredited investors, working principally through a network of licensed broker-dealers and their respective registered representatives, the slight decrease is attributed to the compression of the financial markets and negative perception of the real estate industry causing investors to be more wary of related investments.
     The sale of additional units was the primary reason for total Members’ equity increasing from $576,833 at December 31, 2007 to $619,196 at March 31, 2008. There is presently no limit to the size of the private placement offering. Based on the current estimates by our Manager, we expect the size of the Fund to continue to increase for the foreseeable future.
     Sources of Liquidity
     In addition to the customary liquidity elements discussed below, the Fund has several additional sources to create liquidity should the need arise. In addition to the Fund having approximately $128,652 and $73,604 in cash on hand at March 31, 2008 and December 31, 2007, respectively, the Fund, at March 31, 2008, had $2,000 available remaining from a $10,000 note payable to fund distributions of accrued income. This note matures in the second quarter of 2008. Additionally, the Fund’s Manager also has $20,800 in bank lines of credit available to monetize Fund loans. Further, there are multiple private lenders who have expressed interest in purchasing or participating in Fund loans, although there can no assurance that any such lenders would actually participate in or purchase any such loans, and our Manager estimates that such participations and purchases could provide an additional $10,000 to $25,000 in liquidity should it be necessary.
     Cash Flows
     Cash provided by operating activities was $13,584 and $7,558 for the three months ended March 31, 2008 and 2007, respectively. Cash provided by operating activities includes the cash generated from interest and other mortgage income from the Fund’s loan portfolio, offset by amounts paid for management fees to our Manager and interest paid on participated loans, to our Manager for short-term borrowings, and to banks for notes payable. The increase in the year over year amount is attributed to the growth realized in the Fund’s loan portfolio and resulting mortgage income.
     Net cash used by investing activities was $2,286 and $81,260 for the three months ended March 31, 2008 and 2007, respectively. The decrease in net cash used by investing activities was attributable to a decrease in the number and amount of mortgage loan fundings ($47,064 and $105,667 during the three months ended March 31, 2008 and 2007, respectively), coupled with a decrease in the loan payoffs during the same periods ($20,538 and $24,407 during the three months ended March 31, 2008 and 2007, respectively). In addition, the Fund generated $31,325 in proceeds from the sale of a whole loan and acquired $7,085 in real estate held for development.
     Net cash provided by financing activities was $43,750 and $88,817 for the three months ended March 31, 2008 and 2007, respectively. The majority of the decrease in cash from financing activities resulted from a decrease from the sale of member units totaling $76,154 during the three months ended March 31, 2008 as compared to $86,609 for the three months ended March 31, 2007. This decrease was exacerbated by an increase in Member redemptions and Member distributions which totaled $37,918 and $17,058 for the three months ended March 31, 2008 and 2007, respectively. Additionally, the Fund experienced a net decrease of $16,513 in proceeds from the sale of whole loans, loan participations and borrowings from the Manager from 2007 to 2008. This was partially offset by proceeds from a note payable to a bank of $8,000 in the first quarter of 2008.
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
     Mortgage Loans
     Origination and Acquisition
     We only originate or acquire mortgage loans from borrowers that IMH, as our Manager, believes have sufficient equity in the real estate securing the loans and that otherwise meet our underwriting standards (or, in the case of opportunistic loan purchases, that would have met our underwriting standards had we been the original lender). We do not evaluate loans based exclusively on a credit scoring model or a standard checklist. Rather, we utilize a residual analysis methodology, whereby we test whether there is there sufficient “equity” in the loan that, in the event of a default and foreclosure, we could complete development of the project in a manner such that the fair value of the project in the marketplace would exceed our aggregate investment, ideally generating a return of 18%-20% or more. In conducting this analysis, IMH, among other things, considers the market conditions in the geographic location of the property securing the loan, discusses with developers and other experts in the local market to verify borrower assertions as to market conditions and direction, discusses with national experts it has on retainer that can address the potential market conditions impacting appreciation or depreciation in the value of the property securing the loan and, if applicable, evaluates the current and projected revenue from the property, and the expected levels of applicable rental and occupancy rates. We believe that focusing on the value of the underlying real estate is important because the real estate is our primary source of payment of the loan, and residual analysis mitigates the likelihood of lending too much money in relation to the project’s value. Similar to conventional lenders, we rely upon the skill of independent appraisers to value the collateral underlying our loans.
     As is customary in the commercial lending business, our loan terms may require the establishment of funded or unfunded interest reserves which are included as part of the note commitment and considered in the loan to value ratios at the time of underwriting. In some cases, the borrower may elect to pay interest from its own sources. At March 31, 2008, 21 of our borrowers had established either funded or unfunded interest reserves, and 35 of our borrowers were scheduled to pay interest from other sources.

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
     Losses may occur from investing in real estate loans. Evaluating the collectibility of a real estate loan is a matter of judgment. On a quarterly basis, we evaluate our real estate loan portfolio for impairment on an individual loan basis, except for loans that are cross collateralized within the same borrowing groups. For such loans, we perform both an individual evaluation as well as a consolidated evaluation to assess the Fund’s overall exposure for such loans. Rather, all relevant circumstances are considered by the Manager to determine impairment and the need for specific allowances. Our evaluation is performed in accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan, and impairment is measured based on the estimated fair value of the loan collateral as the loans are collateral dependent. During the portfolio evaluation, our Manager considers the following matters, among others:
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
     Unearned Income
     In certain instances, at the time a loan is funded, estimates of interest due for the life of the loan and certain other expenses payable by the borrower are charged to and are included in the loan principal balance. The amount of the unearned interest and other expenses included in the loan principal balance is credited to a liability account for the benefit of the borrower and classified as Unearned Income. Should a borrower prepay a loan, any unearned portion of the interest or expenses included in principal are credited to the borrower at payoff as a reduction of the loan’s principal balance.
     Controlled Disbursement Accounts
     In the course of writing mortgage investments, the loan documents sometimes require that funded interest reserve accounts be established for certain borrowers. Under these arrangements, upon initial funding of the loan, a predetermined amount, approximating interest due during the initial loan term, is deposited into a controlled disbursement account in the name of the borrower for the benefit of the Fund. The Fund routinely directs such funds to be held in segregated money market and short-term investments accounts that are generally fully FDIC insured. Investment interest earned on such accounts is credited to the borrower. Interest income due monthly on the related mortgage investments is drawn from these accounts and transferred to the Fund. These accounts, which are held in the borrowers’ names, are not included in the accompanying balance sheets.
     Real Estate Held for Development
     Real estate held for development is carried at cost, net of impairment losses based on undiscounted cash flows. The estimation process involved in the determination of fair value is inherently uncertain since it requires estimates as to future events and market conditions. Such estimation process assumes the Company’s ability to complete development and dispose of its real estate properties in the ordinary course of business based on management’s present plans and intentions. Economic, market, environmental and political conditions may affect management’s development and marketing plans. In addition, the implementation of such development and marketing plans could be affected by the availability of future financing for development and construction activities. Accordingly, the ultimate fair values of the Company’s real estate properties are dependent upon future economic and market conditions, the availability of financing, and the resolution of political, environmental and other related issues.
     The Fund accounts for real property held for development in accordance with Financial Accounting Standards Board issued Statement No.121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of (“SFAS 121”), which requires an impaired asset (real property or intangible) to be written down to fair value. If an impairment occurs, the fair value of an asset for purposes of SFAS 121 is deemed to be the amount a willing buyer would pay a willing seller for such asset in a current transaction.
     Use of Estimates
     In accordance with GAAP, the Manager has made a number of estimates and assumptions with respect to the reporting of assets and liabilities and the disclosure of contingencies at the date of the consolidated financial statements and the reported amounts of income and expenses during the reporting period. Accordingly, actual results could differ from those estimates. Such estimates primarily include the allowance for credit loss and the accretable amount and timing for loans purchased at a discount.
     Fund Expenses
     The Fund pays a management fee to IMH and the direct loan expenses of the Fund as defined in the Operating Agreement. The reported operating expenses therefore do not include any overhead and other expense attributed to the operations of the Fund, which are presently paid by our Manager. Such costs include payroll and direct costs associated with loan origination activities, as well as member development and operations, and other general overhead costs. See Results of Operations for the Three Months Ended March 31, 2008 and 2007 above for further information.
Recent Accounting Pronouncements
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities (“SFAS No. 159”), which includes an amendment to SFAS No. 115. SFAS No. 159, which permits entities to choose to measure many financial instruments and certain other items at fair value, and is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. SFAS No. 159 is expected to expand the use of fair value measurement in connection with the accounting for financial instruments. The adoption of SFAS No. 159 is not expected to have a material effect on the Fund’s future reported financial position or results of operations.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. Companies are required to implement the standard for financial assets and liabilities in fiscal years beginning after November 15, 2007, along with any other assets and liabilities that are carried at fair value on a recurring basis in financial statements.  However, the FASB has provided a one-year deferral for the implementation of SFAS No. 157 for other non-financial assets and liabilities. The adoption of this statement is not expected to have a material effect on the Fund’s future reported financial position or results of operations.
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
     Our financial position and results of operations are routinely subject to a variety of risks. These risks include market risk associated primarily with changes in interest rates. We do not deal in any foreign currencies and do not enter into, or intend to enter into, derivative financial instruments for trading or speculative purposes. Moreover, due to the short-term maturities of our loans and the interest rate floors in place on all variable rate loans, market fluctuations in interest rates generally do not affect the fair value of our investment in the loans.
     Except as disclosed below, there has been no material change in the market risk faced by the Fund since December 31, 2008. For information regarding the Fund’s market risk, refer to the Fund’s Form 10-K for the year ended December 31, 2007.
     The following table presents information about our mortgage loan principal balances as of March 31, 2008, presented separately for fixed and variable rates and the calendar quarters in which such mortgage loans mature.

Loan Rates:	Matured	Q2 2008	Q3 2008	Q4 2008	Q1 2009	Q2 2009	Q1 2011	Total
Variable	$51,470	$84,118	$145,396	$55,509	$—	$1,505	$—	$337,998
Fixed	78,791	3,768	21,361	—	37,510	—	3,500	144,930

	$130,261	$87,886	$166,757	$55,509	$37,510	$1,505	$3,500	$482,928

     As of March 31, 2008, we had cash and cash equivalents totaling $128,652 (or 19.8% of total assets), all of which were held in bank accounts or highly liquid money market accounts or short-term certificates of deposit. We target that approximately 3%-5% of our assets will be held in such accounts as a working capital reserve. However, our actual deployment may vary depending on the timing and amount of investor capital raised and the timing and amount of loans identified and funded. We believe that these financial assets do not give rise to significant interest rate risk due to their short-term nature.
Item 4T. Controls and Procedures.
Disclosure Controls and Procedures
     IMH, on our behalf, has conducted an evaluation, with the participation of the Chief Executive Officer and Chief Financial Officer of IMH, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q.
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
Changes to Internal Control over Financial Reporting
     The Fund is not required to provide management’s report on internal control over financial reporting until the Fund files its annual report for its first fiscal year ending on or after December 15, 2008.
     In the course of the Fund’s initial evaluation of disclosure controls and procedures, management of IMH considered certain internal control areas in which we have made and are continuing to make changes to improve and enhance controls. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer of IMH concluded that there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II
OTHER INFORMATION
Item 1. Legal Proceedings.
     IMH and the Fund are subject to oversight by various state and federal regulatory authorities, including but not limited to the Arizona Corporation Commission, the Arizona Department of Revenue, the Arizona Department of Financial Institutions, the SEC and the IRS.

     In addition, we may be party to litigation as the plaintiff or defendant in the ordinary course of business in connection with loans that go into default or for other reasons. While various asserted and unasserted claims exist, resolution of these matters cannot be predicted with certainty, and we believe, based upon currently available information that the final outcome of such matters will not have a material adverse effect, if any, on our results of operations or financial condition. Please see “Management’s Discussion and Analysis – Results of Operations – Changes in the Portfolio Profile – Scheduled Maturities” for further information on our current foreclosure proceedings.
Item 1A. Risk Factors.
     In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Item 1A, “Risk Factors,” in our Form 10-K, which could materially affect our business, financial condition or results of operations. The Risk Factors included in our Form 10-K have not materially changed other than as set forth below. The risks described in our Form 10-K and below are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.
Defaults on our mortgage loans will decrease our revenue and distributions.
     We are in the business of investing in mortgage investments and, as such, we risk defaults by borrowers. Any failure of a borrower to repay loans or to pay interest on loans will reduce our revenue and distributions to Members, and potentially the value of the units and Members’ interest in the Fund as a whole. At March 31, 2008, 16 loans with principal balances totaling $130,261 were in default, and we had commenced foreclosure proceedings on 10 of the 16 related loans. In addition, during the first quarter of 2008, the Fund took title to the underlying real estate collateral of four loans in default at December 31, 2007, with a book value of approximately $21,974 at March 31, 2008. In the opinion of management, the estimated net realizable value of such properties exceeds the carrying value of the Fund’s investment in the properties at March 31, 2008.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     We offer and sell our units in reliance upon exemptions from the registration requirements provided by Rule 506 of Regulation D under the Securities Act, which is a safe harbor for Section 4(2) of the Securities Act relating to sales not involving any public offering. We offer the units through our Manager and its executive officers, none of whom receive any direct compensation or remuneration for such sales, and through a network of licensed broker-dealers and their respective registered representatives. The securities are offered and sold only to persons who are “accredited investors” within the meaning of Rule 501 of Regulation D under the Securities Act and without the use of any underwriters or general solicitation, as that concept is embodied in Regulation D. Any sales commissions or other forms of remuneration paid to broker-dealers or their respective registered representatives in connection with the sale of units are paid by the Manager. Generally, current broker-dealer selling agreements set forth a 2% selling commission and a 25 basis point trail commission, which is an annual commission paid on the balance of units sold by a broker-dealer or its registered representatives which are outstanding at each anniversary of the initial issuance of the units. All proceeds from the sale of units are used to fund short-term commercial mortgage loans. The following table summarizes unit and Member activity during the three months ended March 31, 2008, as well as inception-to-date information for the Fund:

	Member Investments				Redemptions
		Additional First
	Initial	Year	Additional	Reinvestment
	Investment	Contributions	Contributions	Contributions	Full	Partial	Net
Balance, beginning of period
Dollars	$453,550	$68,296	$102,401	$43,705	$(42,113)	$(49,055)	$576,784

# Members	3,754	789	1,124	16,764	(282)	(355)	3,472

# Units	45,353	6,830	10,240	4,371	(4,211)	(4,905)	57,678

January 1, 2008 - March 31, 2008
Direct
Dollars	$4,934	$395	$9,587	$3,133	$(7,006)	$(7,369)	$3,674

# Members	33	3	58	1,555	(30)	(43)	3

# Units	493	40	959	313	(701)	(737)	367

Broker/Dealer
Dollars	$45,516	$767	$14,955	$5,288	$(21,524)	$(6,536)	$38,466

# Members	457	12	142	4,411	(138)	(41)	319

# Units	4,552	77	1,495	529	(2,152)	(654)	3,847

First Quarter Totals
Dollars	$50,450	$1,162	$24,542	$8,421	$(28,530)	$(13,905)	$42,140

# Members	490	15	200	5,966	(168)	(84)	322

# Units	5,045	116	2,454	842	(2,853)	(1,391)	4,214

Inception to March 31, 2008
Dollars	$504,000	$69,458	$126,943	$52,126	$(70,643)	$(62,960)	$618,924

# Members	4,244	804	1,324	22,730	(450)	(439)	3,794

# Units	50,398	6,946	12,694	5,213	(7,064)	(6,296)	61,892

     Item 6. Exhibits

Exhibit
No.	Description
3.1	IMH Secured Loan Fund, LLC Certificate of Formation (incorporated by reference to Exhibit 3.1 of the Annual Report on Form 10-K, filed by IMH Secured Loan Fund, LLC on March 31, 2008).

4.1	IMH Secured Loan Fund, LLC Restated Limited Liability Company Operating Agreement (incorporated by reference to Exhibit 4.1 of the Registration Statement on Form 10, File No. 000-52611, filed by IMH Secured Loan Fund, LLC on April 30, 2007)

4.2	Form Subscription Agreement (incorporated by reference to Exhibit 4.2 of the Registration Statement on Form 10, File No. 000-52611, filed by IMH Secured Loan Fund, LLC on April 30, 2007)

31.1*	Certification of Chief Executive Officer of Investors Mortgage Holdings, Inc., manager of IMH Secured Loan Fund, LLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer of Investors Mortgage Holdings, Inc., manager of IMH Secured Loan Fund, LLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*†	Certification of Chief Executive Officer and the Chief Financial Officer of Investors Mortgage Holdings, Inc., manager of IMH Secured Loan Fund, LLC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

†	This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Exchange Act, and is not to be incorporated by reference into any filings of the Fund, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES
     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2008	IMH SECURED LOAN FUND, LLC

	By:	Investors Mortgage Holdings, Inc.
	Its:	Manager

	By:	/s/ Steven Darak Steven Darak
Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Officer)

INDEX TO EXHIBITS

Exhibit
No.	Description
3.1	IMH Secured Loan Fund, LLC Certificate of Formation (incorporated by reference to Exhibit 3.1 of the Annual Report on Form 10-K, filed by IMH Secured Loan Fund, LLC on March 31, 2008).

4.1	IMH Secured Loan Fund, LLC Restated Limited Liability Company Operating Agreement (incorporated by reference to Exhibit 4.1 of the Registration Statement on Form 10, File No. 000-52611, filed by IMH Secured Loan Fund, LLC on April 30, 2007)

4.2	Form Subscription Agreement (incorporated by reference to Exhibit 4.2 of the Registration Statement on Form 10, File No. 000-52611, filed by IMH Secured Loan Fund, LLC on April 30, 2007)

31.1*	Certification of Chief Executive Officer of Investors Mortgage Holdings, Inc., manager of IMH Secured Loan Fund, LLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer of Investors Mortgage Holdings, Inc., manager of IMH Secured Loan Fund, LLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*†	Certification of Chief Executive Officer and the Chief Financial Officer of Investors Mortgage Holdings, Inc., manager of IMH Secured Loan Fund, LLC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

†	This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Exchange Act, and is not to be incorporated by reference into any filings of the Fund, whether made before or after the date hereof, regardless of any general incorporation language in such filing.