Form 10-Q
period 2008-06-30
IMH Secured Loan Fund, LLC
filed 2008-08-14
CIK 1397403

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarter ended June 30, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑
The registrant had 71,416 limited liability company units outstanding as of August 11, 2008.

(This page intentionally left blank)

IMH SECURED LOAN FUND, LLC
QUARTERLY REPORT ON FORM 10-Q
INDEX

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements.
IMH SECURED LOAN FUND, LLC
Consolidated Balance Sheets
(In thousands, except unit data)

	As of June 30,	As of December 31,
	2008	2007
	(Unaudited)
ASSETS
Cash and Cash Equivalents	$108,060	$73,604
Mortgage Loans:
Mortgage Loan Note Obligations	665,655	578,925
Less Undisbursed Portion of Loans-in- process and Interest Reserves	(115,970)	(68,128)

Principal Outstanding	549,685	510,797
Less Allowance for Credit Loss	(1,900)	(1,900)

Mortgage Loans, Net	547,785	508,897
Accrued Interest and Other Receivables	9,401	8,058
Real Estate Held for Development:
Acquired through Foreclosure	38,629	—
Purchased for Investment	7,432	—
Deposits and Other Assets	93	—

Total Assets	$711,400	$590,559

LIABILITIES
Payables to Fund Manager	$150	$316
Member Investments Pending Activation	4,002	4,491
Redemptions Payable to Members	27,246	6,114
Distributions Payable to Members	2,734	2,183
Unearned Income and Other Funds Held	38	622

Total Liabilities	34,170	13,726
MEMBERS’ EQUITY
Retained Earnings	405	49
Members’ Equity — $10,000 per unit stated value, authorized units set at discretion of the Manager — 67,682 and 57,678 units issued and outstanding at June 30, 2008 and December 31, 2007, respectively	676,825	576,784

Total Members’ Equity	677,230	576,833

Commitments and Contingent Liabilities
Total Liabilities and Members’ Equity	$711,400	$590,559

The accompanying notes are an integral part of these statements

IMH SECURED LOAN FUND, LLC
Consolidated Statements of Net Earnings
(Unaudited)
(In thousands, except unit and per unit data)

	Six Months Ended June 30,		Three Months Ended June 30,
	2008	2007	2008	2007
INTEREST AND FEE INCOME
Mortgage Loans	$32,198	$20,720	$16,468	$11,366
Investments and Money Market Accounts	1,322	467	542	342

Total Interest and Fee Income	33,520	21,187	17,010	11,708
EXPENSES
Management Fees	519	425	272	231
Interest Expense:
Borrowings from Fund Manager	—	345	—	87
Participations in Mortgage Loans	—	700	—	221
Borrowings on Note Payable	78	—	49	—

Interest Expense	78	1,045	49	308

Total Expenses	597	1,470	321	539

Net Earnings	$32,923	$19,717	$16,689	$11,169

Net Earnings Allocated to Members per Weighted Average Membership Units Outstanding	$522.80	$587.81	$255.02	$295.18

Distribututions to Members per Weighted Average Membership Units Outstanding	$516.66	$568.27	$252.62	$286.33

Weighted Average Membership Units Outstanding	62,974	33,542	65,442	37,837

The accompanying notes are an integral part of these statements

IMH SECURED LOAN FUND, LLC
Consolidated Statement of Members’ Equity
Six months ended June 30, 2008
(Unaudited)
(In thousands, except unit data)

				Total
	Members’	Members’	Retained	Members’
	Units	Capital	Earnings	Equity
Balances at December 31, 2007	57,678	$576,784	$49	$576,833
Net Earnings — Six Months Ended June 30, 2008	—	—	32,923	32,923
Earnings Distributed	—	—	(15,472)	(15,472)
Reinvestment of Earnings	1,706	17,064	(17,064)	—
Capital Investment — New Members	12,671	126,708	—	126,708
Capital Investment — Existing Members	4,016	40,163	—	40,163
Full Redemptions	(5,329)	(53,294)	—	(53,294)
Partial Redemptions	(3,060)	(30,600)	—	(30,600)
Retained Earnings Paid on Full Redemptions	—	—	(31)	(31)

Net Activity for Period	10,004	100,041	356	100,397

Balances at June 30, 2008	67,682	$676,825	$405	$677,230

The accompanying notes are an integral part of these statements

IMH SECURED LOAN FUND, LLC
Consolidated Statements of Cash Flows
Six months ended June 30, 2008
(Unaudited)
(In thousands)

	Six months ended June 30,
	2008	2007
CASH FLOWS — Operating Activities:
Net Earnings	$32,923	$19,717
Adjustments to Reconcile Net Earnings to Net Cash Provided by Operating Activities
Accretion of Note Discount	(6,054)	—
Increase in Accrued Interest Receivable	(2,586)	(1,964)
Increase in Deposits and Other Assets	(93)	—
Increase (Decrease) in Fees Payable to Fund Manager	(166)	31
Increase (Decrease) in Deposit Refund Payable	—	(62)
Increase (Decrease) in Unearned Income	(584)	(20)

Net Cash Provided by Operating Activities	23,440	17,702
CASH FLOWS — Investing Activities:
Mortgage Loans Fundings	(133,930)	(203,544)
Mortgage Loan Repayments	32,834	59,666
Mortgage Loan Repayment from Sale of Whole Loan	31,325	—
Investment in Real Estate Held for Development	(7,881)	—

Net Cash Used in Investing Activities	(77,652)	(143,878)
CASH FLOWS — Financing Activities:
Proceeds from Note Payable to Bank	8,000	—
Repayment of Note Payable to Bank	(8,000)	—
Proceeds from Sale of Whole Loans	—	5,250
Repurchase of Whole Loans Sold	—	(7,675)
Proceeds from Borrowings from Manager	—	10,165
Repayments of Borrowings from Manager	—	(8,568)
Proceeds from Loan Participations Issued	—	37,498
Loan Participations Reacquired	—	(36,551)
Increase (Decrease) in Member Investments Pending Activation	(489)	1,894
Members’ Capital Investments	166,871	173,393
Members’ Redemptions	(62,793)	(19,731)
Members’ Distributions	(14,921)	(7,236)

Net Cash Provided by Financing Activities	88,668	148,439

Net Increase in Cash and Cash Equivalents	34,456	22,263
Cash and Cash Equivalents:
Beginning of Period	73,604	12,159

End of Period	$108,060	$34,422

Supplemental Cash Flow Information:
Interest Paid	$78	$989

Supplemental Disclosure of Non-Cash Financing and Investing Activities:
Real Estate Acquired through Foreclosure	$38,180	$—

Loans Satisfied with Next-Phase Financing	$29,839	$—

The accompanying notes are an integral part of these statements

IMH SECURED LOAN FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)
(In thousands except unit data)
NOTE 1 — FUND DESCRIPTION AND BASIS OF PRESENTATION
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
          During the six month period ended June 30, 2008, the Fund established various wholly-owned subsidiaries (including IMH Special Asset NT 76, LLC; IMH Special Asset NT 100, LLC; IMH Special Asset NT 101, LLC; IMH Special Asset NT 107, LLC; IMH Special Asset NT 137, LLC; IMH Special Asset NT 139, LLC; and IMH Special Asset NT 192, LLC) in connection with the foreclosure of certain loans and acquisition of related collateral property. The accompanying consolidated financial statements include the accounts of the Fund and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES
Basis of Accounting
          The Fund prepares its financial statements on the accrual basis of accounting in accordance with Accounting Principles Generally Accepted in the United States of America (“GAAP”). The majority of the Fund’s operating costs and the cost of all furniture and equipment used in the administration of the Fund are paid by the Manager and are not recorded as expenses or Fund assets or deducted from the Net Earnings of the Fund. The Manager receives a management fee for the services it provides, which includes operating costs it incurs in the administration of the Fund. This structure is prescribed in the Fund’s Operating Agreement.
Statement of Cash Flows
          Certain loans in the Fund's portfolio contain provisions which provide for the establishment of interest reserves which are drawn from the existing note obligation for the satisfaction of monthly interest due in accordance with the terms of the related notes. For purposes of reporting, such draws are reflected as cash transactions in the accompanying consolidated statement of cash flows.
Real Estate Held for Development
          The Fund accounts for real property held for development in accordance with Financial Accounting Standards Board Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), which requires an impaired asset (real property or intangible) to be written down to fair value. Real estate held for development is carried at cost, net of impairment losses. The estimation process involved in the determination of fair value is inherently uncertain since it requires estimates as to future events and market conditions. Such estimation process assumes the Fund’s ability to complete development and dispose of its real estate properties in the ordinary course of business based on management’s present plans and intentions. Economic, market, environmental and political conditions may affect management’s plans for development and marketing of such properties. In addition, the implementation of such plans could be affected by the availability of financing for development and construction activities, if such financing is required. Accordingly, the ultimate fair values of the Fund’s real estate properties are dependent upon future economic and market conditions, the availability of financing, and the resolution of political, environmental and other related issues, many of which are beyond the direct control of management.

IMH SECURED LOAN FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)
(In thousands except unit data)
NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES — CONTINUED
Discounts on Acquired Loans
          The Fund accounts for mortgages acquired at a discount in accordance with the provisions of SOP 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (“SOP 03-3”). The provisions of SOP 03-3 require that the amount representing the excess of cash flows estimated by management at acquisition of the note over the purchase price is to be accreted into purchase discount earned over the expected life of the loan (accretable discount). Subsequent to acquisition, if cash flow projections improve, and it is determined that the amount and timing of the cash flows related to the nonaccretable discount are reasonably estimable and collection is probable, the corresponding decrease in the nonaccretable discount is transferred to the accretable discount and is accreted into interest income over the remaining life of the loan on the interest method. If cash flow projections deteriorate subsequent to acquisition, the decline is accounted for through the allowance for loan losses.
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
Reclassifications
          Certain 2007 amounts have been reclassified to conform to the 2008 financial statement presentation.
NOTE 3 — CASH AND CASH EQUIVALENTS
          A summary of the cash and cash equivalents as of June 30, 2008 and December 31, 2007, with balances as designated by the Manager, follows:

	June 30,	December 31,
	2008	2007
Working Capital Reserve	$20,305	$17,304
Retained Earnings	405	49
Available for Operating Obligations and Lending	87,350	56,251

	$108,060	$73,604

NOTE 4 — MORTGAGE LOANS, LOAN PARTICIPATIONS AND LOAN SALES
          All mortgage loans are collateralized by a first deed of trust (mortgage) on real property, and generally include a personal guarantee by the principals of the borrower. Often the loans are secured by additional collateral. Independent title companies handle all loan closings and independent third-party companies, with oversight of the Manager, provide construction inspections and loan document management services for the majority of the mortgage loan note obligations.
          The Fund invests in both fixed and variable interest rate loans. All variable interest rate loans are indexed to the Wall Street Journal Prime Interest Rate (“Prime”), substantially all of which are subject to interest rate floors. As of June 30, 2008 and December 31, 2007, loan principal balances (including non-accrual loans), net of the allowance for credit loss, summarized by fixed and variable interest rates within selected interest rate ranges are as follows:

IMH SECURED LOAN FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)
(In thousands except unit data)
NOTE 4 — MORTGAGE LOANS, LOAN PARTICIPATIONS AND LOAN SALES — CONTINUED

	June 30, 2008
	Fixed Rate		Variable Rate		Total
	#	Principal	#	Principal	#	Principal	%
Current Rate:
8.00%	1	$3,500	—	$—	1	$3,500	0.6%
9.00%	1	7,404	—	—	1	7,404	1.4%
10.00%	1	25,633	—	—	1	25,633	4.7%
11.25%	—	—	1	44,440	1	44,440	8.1%
11.50%	1	18,500	4	47,408	5	65,908	12.0%
11.75%	1	4,158	—	—	1	4,158	0.8%
12.00%	9	72,938	14	95,599	23	168,537	30.8%
12.25%	1	631	6	73,437	7	74,068	13.5%
12.50%	1	1,210	6	20,256	7	21,466	3.9%
12.75%	1	37,820	—	—	1	37,820	6.9%
13.00%	5	23,564	—	—	5	23,564	4.3%
13.25%	—	—	1	2,784	1	2,784	0.5%
13.75%	—	—	2	6,555	2	6,555	1.2%
14.25%	—	—	1	61,948	1	61,948	11.3%

Total	22	$195,358	35	$352,427	57	$547,785	100.0%

% of Portfolio		35.7%		64.3%		100.0%

Weighted Average Rate		11.37%		12.36%		12.00%

Number of Loans		22		35		57

Average Principal		$8,880		$10,069		$9,610

	December 31, 2007
	Fixed Rate		Variable Rate		Total
	#	Principal	#	Principal	#	Principal	%
Current Rate:
11.50%	2	$26,964	4	$15,022	6	$41,986	8.3%
11.75%	1	3,112	—	—	1	3,112	0.6%
12.00%	7	52,150	13	88,709	20	140,859	27.7%
12.25%	1	631	6	68,948	7	69,579	13.7%
12.50%	3	40,274	8	46,793	11	87,067	17.0%
12.75%	—	—	3	63,371	3	63,371	12.5%
13.00%	7	26,094	—	—	7	26,094	5.1%
13.25%	—	—	2	45,764	2	45,764	9.0%
13.50%	1	5,680	1	4,840	2	10,520	2.1%
13.75%	—	—	1	5,065	1	5,065	1.0%
14.00%	—	—	1	15,480	1	15,480	3.0%

Total	22	$154,905	39	$353,992	61	$508,897	100.0%

% of Portfolio		30.4%		69.6%		100.0%

Weighted Average Rate		12.26%		12.52%		12.44%

Number of Loans		22		39		61

Average Principal		$7,041		$9,077		$8,343

IMH SECURED LOAN FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)
(In thousands except unit data)
NOTE 4 — MORTGAGE LOANS, LOAN PARTICIPATIONS AND LOAN SALES — CONTINUED
          As of June 30, 2008 and December 31, 2007, the weighted average interest rates earned on variable rate loans (including loans in non-accrual status) was Prime plus 7.36% and Prime plus 5.27%, respectively. The Prime rate was 5.00% and 7.25% at June 30, 2008 and December 31, 2007, respectively.
          Mortgage investments, net of the allowance for credit loss, as of June 30, 2008 have scheduled maturity dates within the next several quarters as follows:

June 30, 2008
Quarter	Amount	Percent	#
Matured	$127,656	23.3%	12
Q3 2008	179,146	32.8%	25
Q4 2008	67,081	12.2%	8
Q1 2009	40,209	7.3%	3
Q2 2009	120,648	22.0%	6
Q4 2009	2,141	0.4%	1
Q1 2010	7,404	1.4%	1
Q1 2011	3,500	0.6%	1

	$547,785	100.0%	57

          A mortgage loan’s maturity date may be extended in the normal course of business. Accordingly, repayment dates of the loans may vary from their currently scheduled maturity date. If the maturity date of a loan is not extended, the Fund classifies and reports the loan as matured. At June 30, 2008, 17 loans with principal balances totaling $168,279 were in default, of which 12 with principal balances totaling $127,656 were past their respective scheduled maturity dates, and the remaining five were in default as a result of delinquency on outstanding interest payments. Total past due interest on loans in default, excluding loans in non-accrual status was $1,088. At December 31, 2007, 15 loans with principal balances totaling $133,532 were in default, all of which were past their respective scheduled maturity dates, and three of which (excluding non-accrual loans) were delinquent on outstanding interest payments.
          The Fund has commenced the foreclosure process on 8 of the 17 loans in default, and subsequent to June 30, 2008, the Fund took title to the underlying collateral on three such loans with balances totaling $25,105. Two loans, although in default, are currently making interest payments and the Fund has not pursued foreclosure action to date. The Fund is negotiating with the borrowers and assessing the possibility of a modification of loan terms for the remaining seven loans in default pending the completion of due diligence. Two of the loans in default are involved in bankruptcy reorganizations. For another loan in default, the Fund is a participating lender and the lead lender has commenced foreclosure proceedings. At June 30, 2008, 6 of the 8 loans on which the Fund had commenced foreclosure proceedings had been placed in non-accrual status, and had principal balances totaling $80,341. Total contractual interest due under the loan terms for the non-accrual loans was $7,949, of which $2,713 is included in accrued interest receivable in the balance sheet, and of which $5,236 has not been recognized as income by the Fund. The remaining 11 loans in default had principal balances totaling $87,938, with accrued interest due totaling $1,914, which is included in accrued interest receivable in the Fund’s balance sheet. Five of these 11 loans were past their scheduled maturities by a range of 45 to 151 days (excluding the loan in bankruptcy reorganization).

IMH SECURED LOAN FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)
(In thousands except unit data)
NOTE 4 — MORTGAGE LOANS, LOAN PARTICIPATIONS AND LOAN SALES — CONTINUED
          The geographic concentration of loans in default, net of the allowance for credit loss, at June 30, 2008 is as follows:

	Percent		Principal	Accrued	Non-Accrued		Wtd. Average
	of Principal	#	Balance	Interest	Note Interest	Total	Loan-to-Value
Arizona	40.4%	8	$68,064	1,537	2,915	$72,516	87.5%
California	24.1%	5	40,623	969	—	41,592	85.0%
Idaho	29.5%	2	49,563	1,768	2,263	53,594	85.0%
Texas	3.5%	1	5,858	230	58	6,146	80.0%
New Mexico	2.5%	1	4,171	123	—	4,294	61.7%

	100.0%	17	$168,279	$4,627	$5,236	$178,142	85.0%

          Other than as discussed in the preceding paragraph, no loans have loan principal payments 30 days or more past due and no loans have interest payments more than 30 days past due.
          Based on the results of management’s evaluation and analysis, as previously reported, management determined that a potential shortfall exists regarding the collectibility of one loan resulting in a $1,900 non-cash charge and the related recording of an allowance for credit loss as of and for the year ended December 31, 2007, representing 0.4% of the total portfolio. Aside from this loan, management believes that the value of the Fund’s remaining loan portfolio remains stable in relation to its respective estimated loan-to-value, that the underlying collateral is sufficient to protect the Fund against any loss of principal or accrued interest, and that no additional allowance for credit loss is considered necessary as of June 30, 2008.
          The Fund classifies loans into categories for purposes of identifying and managing loan concentrations. A summary, as of June 30, 2008 and December 31, 2007, of loan principal balances, net of the allowance for credit loss, by concentration category, is as follows:

	June 30, 2008			December 31, 2007
	Amount	%	#	Amount	%	#
Pre-entitled Land:
Processing Entitlements	$214,171	39.1%	15	$201,266	39.6%	19

	214,171	39.1%	15	201,266	39.6%	19

Entitled Land:
Held for Investment	116,122	21.2%	12	135,060	26.5%	11
Infrastructure under Construction	56,417	10.3%	5	60,037	11.8%	5
Improved and Held for Vertical Construction	19,877	3.6%	4	14,800	2.9%	3

	192,416	35.1%	21	209,897	41.2%	19

Construction & Existing Structures:
New Structure — Construction in-process	74,963	13.7%	16	70,864	13.9%	17
Existing Structure Held for Investment	21,795	4.0%	4	26,870	5.3%	6
Existing Structure — Improvements	44,440	8.1%	1	—	—	—

	141,198	25.8%	21	97,734	19.2%	23

	$547,785	100.0%	57	$508,897	100.0%	61

IMH SECURED LOAN FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)
(In thousands except unit data)
NOTE 4 — MORTGAGE LOANS, LOAN PARTICIPATIONS AND LOAN SALES — CONTINUED
          As of June 30, 2008 and December 31, 2007, the geographic concentration of loan principal balances, net of the allowance for credit loss, by state, follows:

	June 30, 2008			December 31, 2007
	Amount	Percent	#	Amount	Percent	#
Arizona	$306,869	56.0%	34	$228,363	44.8%	34
California	146,020	26.6%	13	171,560	33.7%	15
New Mexico	5,241	1.0%	2	4,469	0.9%	2
Texas	16,960	3.1%	4	32,114	6.3%	5
Idaho	49,563	9.0%	2	48,635	9.6%	2
Minnesota	15,163	2.8%	1	14,781	2.9%	1
Nevada	7,969	1.5%	1	8,975	1.8%	2

	$547,785	100.0%	57	$508,897	100.0%	61

Average Loan Principal Balance	$9,610			$8,343

          As of June 30, 2008, there was one individual borrower whose aggregated borrowings totaled $61,948, which was in excess of 10% of our total mortgage loan principal balance outstanding (although at the time of origination, the principal balance was less than 10% of the total mortgage loan principal balance outstanding), but represented only 8.7% of total assets. As of December 31, 2007, there were no individual borrowers or borrower groups whose aggregated borrowings were in excess of 10% of our total mortgage loan principal balance outstanding.
          For purposes of meeting short-term liquidity demands, the Fund may enter into the partial sale of loans through loan participation agreements with various third parties and the Manager. Origination fees (points) paid to the participants in connection with the participation transactions are paid by the Manager in accordance with the Operating Agreement. The Fund issued participations in loans to third parties totaling $36,418 during the year ended December 31, 2007. No participations were issued during the six months ended June 30, 2008. Additionally, the Fund occasionally enters into agreements to sell whole loans to third parties, which during the year ended December 31, 2007, totaled $5,400. During the six months ended June 30, 2008, the Fund was approached by a third party that offered to purchase a loan from the Fund at 101% of its par value. Due to the nature of this transaction, it was treated as an investing activity in the consolidated statement of cash flows rather than a financing activity, which is how the Fund’s typical whole loan sales are treated. Management does not expect that loan sales that are accounted for as investing activities will occur in the ordinary course of business.
          Although there is no right or obligation for the Fund to do so, in the past the Fund has repurchased certain loans sold to third parties at the request of the purchaser. During the year ended December 31, 2007, the Fund reacquired participations totaling $41,356 and repurchased whole loans totaling $5,238, respectively. There were no whole loans or participations reacquired by the Fund during the six months ended June 30, 2008. In addition, there was no remaining liability for participation loans issued at June 30, 2008 or December 31, 2007.
          For information regarding participations and whole loan sales, and repurchases thereof, involving the Manager, see Note 8.

IMH SECURED LOAN FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)
(In thousands except unit data)
NOTE 4 — MORTGAGE LOANS, LOAN PARTICIPATIONS AND LOAN SALES — CONTINUED
Accretable Discounts on Acquired Loans
          The Fund has purchased certain mortgage investments at a discount for which the accretable discount is being accreted into interest income over the remaining life of the loan, in accordance with SOP 03-3. Management is required to estimate the amount and timing of the future cash flows of the loan, which may differ from the amount and timing of actual cash flows. Based on currently available information, management estimates the loan payoff period to be 12 months from the date of acquisition. The following table sets forth certain information relating to the activity in accretable discounts, a portion of which is payable to the Manager in accordance with the terms of the Operating Agreement, which are shown as a component of mortgage loans receivable on the consolidated balance sheet, in accordance with SOP 03-3 as of and for the six months ended June 30, 2008.

	June 30, 2008
	Total	Fund	Manager
	Accretion	Allocation	Allocation
Accretable discount:
Balance, beginning of period	$—	—	—
New acquisitions	18,418	14,157	4,261
Accretion	(6,749)	(5,236)	(1,513)

Balance, end of period	$11,669	8,921	2,748

NOTE 5 — REAL ESTATE HELD FOR DEVELOPMENT
          During the six months ended June 30, 2008, the Fund took title to the underlying real estate collateral of five loans in default, located in Arizona, California and Texas, with a book value of approximately $38,629 at June 30, 2008. Additionally, in March 2008, the Fund purchased certain real estate with a current book value of approximately $7,432, which is property that is contiguous to the collateral property of certain loans in the loan portfolio, in order to maintain and enhance the overall project value. All real estate held for development is located in California, Arizona and Texas. In the opinion of management, the estimated net realizable value of such properties exceeds the carrying value of the Fund’s investment in the properties as of June 30, 2008.
          In anticipation of and in connection with the rise in defaulted loans and subsequent acquisition of related collateral, the Fund manager established an asset management department to manage the activities of the projects subsequent to foreclosure. Such activities include the preparation of detailed analyses supporting various alternatives to determine the highest and best use for the development and ultimate liquidation of such projects. Management is currently evaluating various possible alternatives for the ultimate sale and realization of such investments, including partial or complete development of such properties or disposal of such properties on an as-is basis. Project development alternatives may include, either through joint venture or on a project management basis, the development of the project through entitlement, completion of various improvements or complete vertical construction.

IMH SECURED LOAN FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)
(In thousands except unit data)
NOTE 6 — NET EARNINGS, DISTRIBUTIONS REINVESTED AND DISTRIBUTIONS PAYABLE TO MEMBERS AND REDEMPTIONS
          Fund Members have the option to either reinvest distributable monthly earnings or to have earnings distributed to them in cash. Distributions reinvested, which is a non-cash transaction, totaled $17,064 and $11,107 for the six months ended June 30, 2008 and 2007, respectively. Distributions payable as of June 30, 2008 and December 31, 2007 totaled $2,734 and $2,183, respectively.
          Member redemptions paid during the six months ended June 30, 2008 and 2007 were $62,793 and $19,731, respectively. Redemptions paid during the six months ended June 30, 2008 included redemptions payable at December 31, 2007 totaling $6,114. Also, as of June 30, 2008, redemption requests satisfying the 60 day notice period and immediately payable as of June 30, 2008 totaled $27,246 which are reflected as liabilities in the consolidated financial statements. In addition to those redemption requests payable as of June 30, 2008 the Fund Manager has received redemption notices for approximately $27,808, which, upon expiration of the 60 day notice period, will be remitted to Members.
NOTE 7 — NOTE PAYABLE TO BANK
          In February 2008, the Fund secured a $10,000 note payable to a bank, which matured and was repaid in May 2008. There is no outstanding balance at June 30, 2008. The note had an annual interest at a rate of 4.25%. Interest incurred on the note payable was $78 for the six months ended June 30, 2008. The note was collateralized by a $10,000 certificate of deposit bearing annual interest at a rate of 3.25%.
NOTE 8 — MANAGEMENT FEES AND RELATED PARTY ACTIVITY
Management Fees
          For managing the Fund, the Manager is entitled to a 25 basis point annualized fee, payable monthly, based on the Fund’s total mortgage loan principal balance at each month-end, excluding loans in non-accrual status and other non-performing assets. For the six months ended June 30, 2008 and 2007, the Fund Manager earned management fees of $519 and $425, respectively. As of June 30, 2008 the Fund Manager was owed $150.
          In addition, the Manager is entitled to 25% of any amounts recognized in excess of the Fund’s principal and note rate interest due in connection with loans held in whole or in part by the Fund. During the six months ended June 30, 2008 and 2007, the Manager received $1,913 and $101, respectively, in connection with this provision, which is reported net of mortgage loan income in the accompanying consolidated statements of net earnings.
          For loans originated on behalf of the Fund, the Manager receives all the revenue from loan origination and processing fees (points) and other related fees, which are paid by the borrower. For the six months ended June 30, 2008 and 2007, the Manager earned origination, processing and other related fees of approximately $12,763 and $17,688, respectively, all of which were earned on loans funded by the Fund.

IMH SECURED LOAN FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)
(In thousands except unit data)
NOTE 8 — MANAGEMENT FEES AND RELATED PARTY ACTIVITY — CONTINUED
Related Party Investments and Borrowings
          During the six months ended June 30, 2008 and 2007, the Fund sold $0 and $10,165, respectively, in mortgage loans to the Manager and the Fund repurchased loans totaling $0 and $8,568 from the Manager during these periods. No balance was due to IMH at June 30, 2008 or December 31, 2007. For the six months ended June 30, 2008 and 2007, the interest incurred on the loans purchased totaled $0 and $345, respectively, and this amount was recorded in the consolidated financial statements as both interest income and interest expense.
NOTE 9 — COMMITMENTS AND CONTINGENCIES
          As of June 30, 2008, the Fund had $115,970 in undisbursed loans-in-process and interest reserves. These amounts generally represent the unfunded portion of construction loans pending completion of additional construction and interest reserves for all or part of the loans’ terms. With available cash and cash equivalents of $108,060 at June 30, 2008, scheduled loan payoffs and other available sources of liquidity, the Fund expects to fund these undisbursed amounts in the normal course of business.
          As of June 30, 2008, IMH had executed “Commitment to Fund” letters totaling approximately $72,215. While these transactions are subject to the completion of due diligence and underwriting, a significant portion of these loans are expected to be funded in the third quarter of 2008.
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
          The forward-looking statements that we make in this Form 10-Q are subject to a variety of risks, uncertainties and other factors that could cause actual results to differ materially from such forward-looking statements. Some of the important factors that could cause our actual results to differ from those projected in any forward-looking statements include, but are not limited to, the following factors, which are discussed in greater detail in the “Risk Factors” section of our Form 10-K:
•	Our units lack liquidity and marketability and our Members have a limited ability to sell their units or have their units redeemed. As a result, our Members may lose their entire investment or may not be able to sell their units or have them redeemed in a timely manner, or at all, or at the price they paid.

•	As a mortgage lender, we are subject to a variety of external forces that could have a material adverse effect our operations and results, including, without limitation, fluctuations in interest rates, fluctuations in economic conditions (which are exacerbated by our limited geographic diversity), competition and amount of available capital and the effect that regulators or bankruptcy courts could have on our operations and rights as a secured lender.

•	In recent periods, the homebuilding and capital markets have experienced a severe downturn. Although we are not a direct participant in these markets, we face secondary exposure to downturns in these markets because the markets we serve are directly impacted by events that occur in the homebuilding and capital markets. As a result, we have experienced an increase in delinquencies on our loans and foreclosure activity relating to the collateral securing our loans, which may adversely affect our liquidity.

•	Real estate assets acquired in foreclosure or through other means are generally non-earning assets that reduce the distributable yield to investors. Moreover, the ultimate disposition and liquidation of such assets may not occur for an extended period of time, which would adversely affect our liquidity.

•	Our borrowers are exposed to various risks associated with owning real estate, and unexpected costs or liabilities could reduce the likelihood that our borrowers will be able to develop or sell the real estate, which could increase the likelihood that our borrowers will default on the loans.

•	We are subject to risks generally associated with the ownership of real estate and real estate-related assets, including changing economic conditions, environmental risks, the cost of and ability to obtain insurance and risks related to developing and leasing of properties.

•	Our loans, which are not guaranteed by any government agency, are risky and are not sold on any secondary market, and our underwriting standards may not protect Members from loan defaults or ensure that sufficient collateral, including collateral pledged by guarantors, will exist to protect Members from any such defaults.

•	We rely exclusively on our Manager to select and manage the mortgage loans in which we invest, and our Manager has limited experience with such activities or sponsoring mortgage funds, although certain employees of the Manager do have such experience. Our Members have no right to participate in decisions relating to the activities of our Manager, including, without limitation, the right to participate in selecting and managing mortgage investments.

•	The Fund may not be able to identify and close suitable loans for funding in a timely manner or in a time frame that corresponds with the raising of investor capital, thereby resulting in lower or varying Member yields.

•	We are transitioning our lending strategies to increase the percentage of our assets allocated to loans on commercial and income-producing properties. We are also beginning to emphasize smaller loans, in the $2 million to $10 million range, although we also intend to consider making larger loans - over $50 million - on a select basis. There can be no assurance that we will be able to implement these strategies or that, if implemented, they will be successful. Making loans above $50 million would result in higher loan concentrations, and greater dependence on single borrowers, which may increase the risk of loss to investors.

•	We are experiencing higher levels of redemptions from Members. If we are unable to replace these funds with new investor contributions or other funding sources, we may be unable to satisfy our liquidity needs.

•	We are obligated to pay certain fees to our Manager, which may materially and adversely impact our operating results and reduce cash available for investment and distributions.

•	Our Manager will face conflicts of interest, including, without limitation, competing demands upon its time, its involvement with other activities and entities and its desire to generate origination proceeds at the risk of extending or participating in loans not suitable for the Fund, all of which could have a material adverse effect on us.

•	As a publicly reporting company, we will be required to divert considerable resources to new compliance initiatives, including refining our disclosure controls and procedures and internal control over financial reporting.

•	There are material income tax and retirement plan risks associated with ownership of our units.
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
Overview of the Business
          We invest in and manage mortgage investments, consisting primarily of short-term commercial mortgage loans collateralized by first mortgages on real property (herein referred to as mortgages), and perform all functions reasonably related thereto, including developing, managing and either holding for investment or disposing or real property acquired through foreclosure or other means. IMH is our Manager. Since we commenced operations in August 2003, we have originated in excess of $1,000,000 of real estate loans.
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
          Nevertheless, IMH believes that the Fund’s portfolio is well positioned, especially given current conditions. Nearly 70% of the Fund’s assets are in cash or in loans underwritten in 2007 and 2008 (the loans having been underwritten on the basis of what we believe to be realistic 2007 market values). Conversely, approximately 23% of the Fund’s assets reflect “vintage” 2005-2006 loans when we believe real estate values were at their peak. The Funds remaining assets are comprised of accrued interest receivable, real estate held for development and other assets. To position the Fund to weather the downturn, and to place the Fund in a position to capitalize on opportunities when the markets correct, IMH, on behalf of the Fund, took the following actions, among others:
•	Asset Class Avoidance: IMH minimized the Fund’s investment in a number of asset classes because IMH believed such investments would have resulted in an unnecessary risk to investor capital. These asset classes included condominium conversions, high-rise condominiums, public homebuilder projects, large land parcels not in proximity to existing development, and office condominiums.

•	Portfolio Diversification: Although the Fund’s portfolio is concentrated in Arizona and California, over the past several years the Fund has diversified into several markets that IMH believes reflect long-term affordability and economic growth. IMH anticipates increased geographic diversification in the latter half of 2008. IMH also plan to increase the percentage of its assets allocated to loans on commercial properties. The Fund may also explore increasing its emphasis on smaller loans, in the $2 million to $10 million range (although it also intends to consider making larger loans – over $50 million – on a select basis).

•	Underwriting: IMH utilizes residual analysis methodology in its underwriting process. This methodology results in an assessment of whether there is there sufficient “equity” in the loan that, in the event of a default and foreclosure, we could complete development of the project in a manner such that the fair value of the project in the marketplace would exceed our aggregate investment, ideally generating a return of 18%-20% or more. We believe this type of analysis mitigates the likelihood of loaning too much money in relation to a project’s value and has allowed the Fund to remain well-positioned in a volatile market.
          As discussed in our previous filings, loan defaults continue to rise. Although investors often view a defaulted loan as a loss event, IMH only funds loans if it believes the loan has an abundance of equity. Therefore, if and when a default occurs, IMH believes the Fund will be well positioned to preserve its investors’ capital, and potentially recover default interest and fees and possibly more. For example, in the first half of 2008, Members received in excess of $2.1 million in default interest and fees. In the aggregate, IMH believes it has positioned the Fund to maintain investors’ capital despite an increase in loan defaults. Management continues to evaluate financing alternatives in an effort to provide exit strategies for its borrowers.
          In addition, IMH believes that competition has significantly lessened, thereby permitting IMH to be more selective when choosing loans to fund. For example, in Arizona, prior to 2004, management estimates that the Fund had approximately ten competitors. Between 2004 and 2006, management estimates that the Fund had as many as 60 competitors. During the first quarter of 2008, IMH was aware of only four other similarly structured private lenders in the markets in which we operate which have the ability to actively fund new loans. In 2006, management estimates that IMH received approximately 100 loan requests per month and chose to fund approximately five percent of such requests each month. Currently, management estimates that IMH receives in excess of 500 loan requests per month, and chooses to fund approximately one percent or less of such requests per month.

Selected Financial Data
The table that follows sets forth certain financial data of the Fund. The summary financial data are derived from our audited and unaudited financial statements and other financial records.

	(Unaudited)		(Unaudited)
	As of and for the		As of and for the		As of and for the
	Six Months Ended June 30,		Three Months Ended June 30,		Year Ended
	2008	2007	2008	2007	December 31, 2007
Cash and cash equivalents	$108,060	$34,422	$108,060	$34,422	$73,604
Total assets	$711,400	$443,905	$711,400	$443,905	$590,559
Interest income and fees	$33,520	$21,187	$17,010	$11,708	$49,763
Management fees	$519	$425	$272	$231	$968

Interest expense	$78	$1,045	$49	$308	$1,220
Net earnings	$32,923	$19,717	$16,689	$11,169	$45,675
Net distributions to Members	$32,536	$19,061	$16,532	$10,834	$46,920
Net Member distribution as a % of net earnings	98.8%	96.7%	99.1%	97.0%	102.7%

Net earnings allocated to Members per weighted average membership units outstanding	$522.80	$587.81	$255.02	$295.18	$1,073.47
Net distributions to Members per weighted average membership units	$516.66	$568.27	$252.62	$286.32	$1,102.72
Average annualized yield to Members	10.29%	11.51%	10.02%	11.52%	11.09%

Member Equity Related:
Retained earnings (Loan Loss Reserve)	$405	$2,037	$405	$2,037	$49
Total Members’ equity	$677,230	$424,644	$677,230	$424,644	$576,833
Number of Member accounts	4,335	2,409	4,335	2,409	3,472

Average Member account balance	$156	$176	$156	$176	$166
States in which the Fund has Members	49	46	49	46	49
Member investments (excluding reinvestments)	$166,871	$173,393	$90,715	$91,717	$349,523
Member earnings distributed	$15,472	$7,954	$7,889	$4,660	$20,755

Member earnings reinvested	$17,064	$11,107	$8,643	$6,174	$26,165
Retained earnings additions (distributed)	$387	$655	$157	$335	$(1,245)
% of total earnings reinvested	51.83%	56.33%	51.79%	55.28%	57.28%
Redemptions	$83,894	$20,647	$41,458	$11,342	$57,790
Redemptions as % of new investment (incl. reinvestments)	45.61%	11.19%	41.73%	11.59%	15.38%

Loan Related:
Loan deployment ratio	82.7%	95.4%	81.8%	93.2%	89.0%
Note balances originated	$235,268	$316,111	$141,848	$212,080	$428,777
Number of notes originated	11	22	6	12	38
Average note balance originated	$21,388	$14,369	$23,641	$17,673	$11,284

Net principal balances outstanding	$547,785	$404,918	$547,785	$404,918	$508,896
Number of loans outstanding	57	50	57	50	61
Average principal balance	$9,610	$8,098	$9,610	$8,098	$8,343
% of Portfolio Principal — Fixed interest rate	35.7%	48.9%	35.7%	48.9%	30.4%

Number of fixed rate loans	22	25	22	25	22
Weighted average interest rate — Fixed	11.37%	12.20%	11.37%	12.20%	12.26%
% of portfolio — Variable interest rate	64.3%	51.1%	64.3%	51.1%	69.6%
Number of variable rate loans	35	25	35	25	39
Weighted average interest rate — Variable	12.36%	12.72%	12.36%	12.72%	12.52%

Principal balance % by state:
Arizona	56.0%	47.9%	56.0%	47.9%	44.8%
California	26.7%	29.3%	26.7%	29.3%	33.7%
New Mexico	1.0%	0.7%	1.0%	0.7%	0.9%

Texas	3.1%	6.5%	3.1%	6.5%	6.3%
Idaho	9.0%	10.9%	9.0%	10.9%	9.6%
North Carolina	0.0%	4.7%	0.0%	4.7%	0.0%
Minnesota	2.8%	0.0%	2.8%	0.0%	2.9%

Nevada	1.5%	0.0%	1.5%	0.0%	1.8%
Interest payments over 30 days delinquent	$1,088	$—	$1,088	$—	$2,741
Loans past scheduled maturity	12	6	12	6	15
Principal balances past scheduled maturity	$127,656	$22,013	$127,656	$22,013	$133,532

Loans in non accrual status	6	4	6	4	10
Principal balances in non accrual status	$80,341	$15,458	$80,341	$15,458	$73,346
Allowance for credit losses	$1,900	$—	$1,900	$—	$1,900
Allowance for credit losses as % of loan principal	0.3%	0.0%	0.3%	0.0%	0.4%

*	Where applicable, quarterly results are annualized to allow for compatability with annual results.

Results of Operations for the Six and Three Months Ended June 30, 2008 and 2007
          The revenues and expenses of the Fund are relatively straightforward. We generate income from interest and fees on our mortgage loans, including default interest and fees, as well as interest income from money market, short-term investments or similar accounts in which we temporarily invest excess cash. We do not pay any overhead or operating expenses as those costs are presently paid by our Manager, as specified by the Operating Agreement, which are summarized below. However, the Fund is required to pay direct expenses or costs, which include management fees paid to our Manager; expenses or costs related to defaulted loans, foreclosure activities, or property acquired through foreclosure (none of which are payable to the Manager); and interest expense paid on loans that we have sold or participated, but we must account for as secured borrowings. The management fee is an annual fee equal to 0.25% of the “Earning Asset Base” of the Fund, which is defined as mortgage loan investments held by the Fund and property acquired through foreclosure and upon which income is being accrued under GAAP. Accordingly, when defaulted loans or foreclosed property enter into non-accrual status, or related income is otherwise not recorded, the loan is removed from the Earning Asset Base for purposes of computing management fees. Interest expense is the amount of interest paid by us to the purchasers of participations in loans or whole loans sold.
     Revenues

	Six Months Ended June 30,				Three Months Ended June 30,
Interest and Fee Income:	2008	2007	$ Change	% Change	2008	2007	$ Change	% Change
Mortgage Loans	$32,198	$20,720	$11,478	55.4%	$16,468	$11,366	$5,102	44.9%
Investments and Money Market Accounts	1,322	467	855	183.1%	542	342	200	58.5%

Total Interest and Fee Income	$33,520	$21,187	$12,333	58.2%	$17,010	$11,708	$5,302	45.3%

          During the six months ended June 30, 2008, income from mortgage loans was $32,198, an increase of $11,478, or 55.4%, from $20,720 for the six months ended June 30, 2007. During the three months ended June 30, 2008 income from mortgage loans was $16,468, an increase of $5,102, or 44.9%, from $11,366 for the three months ended June 30, 2007.
          The increases in mortgage loan income for the six and three months ended June 30, 2008 is directly attributable to the increasing size of the Fund’s loan portfolio ($547,785 versus $404,918 at June 30, 2008 and 2007, respectively) and a higher average outstanding principal balance during these periods. However, as a result of loans foreclosures in the first and second quarters of 2008 and the increase in non-accrual loan balances, the interest-earning portion of the loan portfolio totaled $467,444 and $389,460 at June 30, 2008 and 2007, respectively. Despite the drop in the Prime interest rate, note interest rates have remained relatively consistent from period to period as a result of the interest rate floors on such loans, and the increase in the loan portfolio has resulted in an increase in interest income. Additionally, the Fund recognized approximately $2,169 in default interest, fees and other gains during the first six months of 2008, as compared with approximately $295 in such income in the same period in 2007.
          During the six months ended June 30, 2008, interest income from investment and money market accounts was $1,322, an increase of $855, or 183.1%, from $467 for the six months ended June 30, 2007. During the three months ended June 30, 2008, interest income from investment and money market accounts was $542, an increase of $200, or 58.5%, from $342 for the three months ended June 30, 2007. The increases in investments and money market interest revenues is directly attributable to the larger amount of cash available for short-term investment, which totaled $108,060 and $34,422 at June 30, 2008 and 2007, respectively. Both the increase in the loan portfolio and cash available for short-term investment are the result of additional capital from the sale of new units.

     Expenses

	Six Months Ended June 30,				Three Months Ended June 30,
Expenses:	2008	2007	$ Change	% Change	2008	2007	$ Change	% Change
Management Fees	$519	$425	$94	22.1%	$272	$231	$41	17.7%
Interest Expense:
Borrowings from Fund Manager	—	345	(345)	(100.0%)	—	87	(87)	(100.0)%
Participations in Mortgage Loans	—	700	(700)	(100.0%)	—	221	(221)	(100.0)%
Borrowings on Note Payable	78	—	78	100.0%	49	—	49	100.0%

Interest Expense	78	1,045	(967)	(92.5%)	49	308	(259)	(84.1)%

Total Expenses	$597	$1,470	$(873)	(59.4%)	$321	$539	$(218)	(40.4)%

          During the six months ended June 30, 2008, management fee expense was $519, an increase of $94, or 22.1%, from $425 for the six months ended June 30, 2007. During the three months ended June 30, 2008, management fee expense was $272, an increase of $41, or 17.7%, from $231 for the three months ended June 30, 2007. Management fee expense as a percentage of mortgage interest income for the Fund was 1.61% and 2.05% for the six months ended June 30, 2008 and 2007, respectively, and 1.65% and 2.03% for the corresponding three months periods then ended. The increase in management fee expense for the three months ended June 30, 2008 is directly related to the increase in the size of the Fund’s loan portfolio as the fee is based directly on the “Earning Asset Base” of the Fund. The decrease in management fees as a percentage of mortgage income is attributed to the increase in “non-earning” or non-accrual assets, which as described above, are removed from the asset base on which management fees are computed. In addition, the computation of management fees do not consider the recognition of approximately $2,168 in default interest and fees recognized during the six months ended June 30, 2008.
          Interest expense includes interest incurred in connection with loan participations issued to third parties, borrowings from the Fund manager and borrowings from a bank. During the six months ended June 30, 2008, interest expense was $78, a decrease of $967, or 92.5%, from $1,045 for the six months ended June 30, 2007. During the three months ended June 30, 2008, interest expense was $49, a decrease of $259, or 84.1%, from $308 for the three months ended June 30, 2007. The decrease in interest expense is attributable to the decrease in participations and borrowings from the Fund Manager, which were used to fund new loans during the six months ended June 30, 2007. Interest expense for the six and three months ended June 30, 2008 was incurred in connection with the $10,000 note payable to a bank discussed elsewhere in the Form 10-Q which was paid off in the second quarter of 2008.
     Net Earnings

	Six Months Ended June 30,				Three Months Ended June 30,
	2008	2007	$ Change	% Change	2008	2007	$ Change	% Change
Net Earnings	$32,923	$19,717	$13,206	67.0%	$16,689	$11,169	$5,520	49.4%

          Net earnings consist of interest and fee income reduced by management fee expense and interest expense. For the six months ended June 30, 2008 net earnings totaled $32,923, an increase of $13,206, or 67.0%, from $19,717 for the six months ended June 30, 2007. For the three months ended June 30, 2008 net earnings totaled $16,689, an increase of $5,520, or 49.4%, from $11,169 for the three months ended June 30, 2007. This increase is attributed to the significant increase in the Fund’s loan portfolio balances contributing to higher interest income and default fees, higher cash balances contributing to higher investment income, and the decline in interest expense during the respective periods.

          Fund Manager Fund-Related Income and Expense
          In accordance with Article 14 of our Operating Agreement, our Manager receives from borrowers, either directly or from loan proceeds, all revenue and fees from loan origination, processing, servicing and extension. For the six months ended June 30, 2008 and 2007, the Manager earned origination, processing and other related fees of approximately $12,763 and $17,688, respectively, substantially all of which were earned on loans funded by the Fund. For the three months ended June 30, 2008 and 2007, the Manager earned origination, processing and other related fees of approximately $9,105 and $11,634, respectively, substantially all of which were earned on loans funded by the Fund.
          In addition, our overhead or operating expenses are paid by our Manager, as specified by the Operating Agreement. Such costs include payroll and direct costs associated with loan origination activities, as well as member development and operations and other general overhead costs. Based on management estimates, during the six months ended June 30, 2008 and 2007, the Manager incurred Fund-related expenses as follows:

	Six months ended June 30,		Three months ended June 30,
Fund-related Expenses Paid by Manager:	2008	2007	2008	2007
Operations-related expenses	$7,408	$7,487	$4,480	$4,350
Origination-related expenses	4,204	4,248	2,542	2,468

Total	$11,612	$11,735	$7,022	$6,818

Changes in the Loan Portfolio Profile
          Our Manager is continuing its strategy to diversify our loan portfolio geographically and to increase the proportion of loans that have variable interest rates tied to the Wall Street Journal Prime Interest Rate, with interest rate floors. An increase in variable rate floors would have the effect of increasing interest income when interest rates rise while maintaining the weighted average yield on the variable rate portion of the portfolio if interest rates decrease.
          To capitalize on current lending opportunities, management is transitioning its strategy regarding both its desired loan size and the underlying collateral’s development status/proposed end-use. In recent periods, our Manager has focused on loans between $10 and $50 million. Markets below this range were serviced primarily by community banks, and above this range by large money-center banks and institutional lenders. Given the recent disruptions to the real estate and credit markets, many of these lenders have chosen or been forced to exit these market niches, thereby creating an opportunity for the Fund. As a result, management’s current strategy is to generate a greater number of loans ranging from $2 million to $10 million. Additionally, in an effort to move certain projects to the next phase of development, management is considering select opportunities to provide next-phase financing that may exceed $50 million. Furthermore, our Manager anticipates that the Fund’s loan portfolio will migrate towards loans collateralized by commercial or income-producing properties.
          Average Loan Size
          In the second quarter of 2008, we originated seven new loans with an average note balance of $20,264, as compared with four new loans with an average note balance of $23,255 during the first quarter of 2008, and 12 loans with an average note balance of $17,673 during the second quarter of 2007. We have experienced a decrease in the number of loan originations in the second quarter of 2008 from the previous year (7 in 2008 versus 12 in 2007), which was an intentional action by management to be conservative in the deployment of funds given the tightening of financial markets. However, the increase in the average note balance from 2007 to 2008 is consistent with our historic strategy to make loans of between $10 million and $50 million. The decrease in the average note balance from the first quarter of 2008 to the second quarter of 2008 is a result of larger dollar note amounts but a fewer number of loans originated in the first quarter as compared to the second quarter.
          Geographic Diversification
          While a large percentage of our loan portfolio is invested primarily in mortgage loans where the collateral is located in Arizona and California, we also currently have loans in New Mexico, Texas, Idaho, Minnesota and Nevada. As of June 30, 2008 and December 31, 2007, the geographic concentration of loan principal balances, net of the allowance for credit loss, by state, follows:

	June 30, 2008			December 31, 2007
	Amount	Percent	#	Amount	Percent	#
Arizona	$306,869	56.0%	34	$228,363	44.8%	34
California	146,020	26.6%	13	171,560	33.7%	15
New Mexico	5,241	1.0%	2	4,469	0.9%	2
Texas	16,960	3.1%	4	32,114	6.3%	5
Idaho	49,563	9.0%	2	48,635	9.6%	2
Minnesota	15,163	2.8%	1	14,781	2.9%	1
Nevada	7,969	1.5%	1	8,975	1.8%	2

	$547,785	100.0%	57	$508,897	100.0%	61

          In efforts to further diversify our portfolio and limit our exposure to adverse changes in one or a few geographic markets, our Manager continues to evaluate loans in other states.
          Interest Rate Information
          We invest in both variable and fixed interest rate loans. All variable interest rate loans are indexed to the Prime rate with floors. At June 30, 2008 and December 31, 2007, the Prime rate was 5.00% and 7.25%, respectively.
          At June 30, 2008, 64.3% of our portfolio consisted of variable rate loans, compared to 69.6% at December 31, 2007. The decrease in the percentage of variable rate loans reflects the payoff of certain variable rate loans or the transfer of variable rate loans to real estate held for development as a result of foreclosure. In addition, some new loans and loan modifications were negotiated with fixed rates. The weighted average interest rate on variable rate loans was 12.36% at June 30, 2008 and 12.52% at December 31, 2007. This increase in the average spread over the Prime interest rate (Prime rate plus 7.36% at June 30, 2008 vs. Prime rate plus 5.27% at December 31, 2007) reflects our increase in pricing of new loans and loans that are extended or renewed. At June 30, 2008 and December 31, 2007, all variable rate loans outstanding had an interest rate floor and no ceiling interest rates. As a result of this positioning, if the Prime interest rate increases during the life of the loans, interest rates on substantially all these loans would adjust upward. Conversely, as the Prime interest rate decreases, the interest rates on such loans do not decline below the floor rates, which is typically the original interest rate at the time of origination. For the impact of proforma increases or decreases in the Prime rate, see the discussion of “Quantitative and Qualitative Disclosures about Market Risk” located elsewhere in this Form 10-Q.
          At June 30, 2008, 35.7% of our portfolio consisted of fixed rate loans, compared with 30.4% at December 31, 2007. The average rate on fixed rate loans as of June 30, 2008 and December 31, 2007 was 11.37% and 12.26%, respectively. The reduction in rates between these periods reflect the payoffs of higher yielding vintage loans, foreclosure of certain fixed rate loans and the origination of lower yielding loans and loan modifications in the second quarter of 2008. As noted above, we expect to continue transitioning our portfolio to variable loans using prime rate based pricing with interest rate floors.

          As of June 30, 2008 and December 31, 2007, respectively, loan principal balances (including non-accrual loans), net of the allowance for credit loss, summarized by fixed and variable interest rates within selected interest rate ranges and other portfolio information, were as follows:

	June 30, 2008
	Fixed Rate		Variable Rate		Total
	#	Principal	#	Principal	#	Principal	%
Current Rate:
8.00%	1	$3,500	—	$—	1	$3,500	0.6%
9.00%	1	7,404	—	—	1	7,404	1.4%
10.00%	1	25,633	—	—	1	25,633	4.7%
11.25%	—	—	1	44,440	1	44,440	8.1%
11.50%	1	18,500	4	47,408	5	65,908	12.0%
11.75%	1	4,158	—	—	1	4,158	0.8%
12.00%	9	72,938	14	95,599	23	168,537	30.8%
12.25%	1	631	6	73,437	7	74,068	13.5%
12.50%	1	1,210	6	20,256	7	21,466	3.9%
12.75%	1	37,820	—	—	1	37,820	6.9%
13.00%	5	23,564	—	—	5	23,564	4.3%
13.25%	—	—	1	2,784	1	2,784	0.5%
13.75%	—	—	2	6,555	2	6,555	1.2%
14.25%	—	—	1	61,948	1	61,948	11.3%

Total	22	$195,358	35	$352,427	57	$547,785	100.0%

% of Portfolio		35.7%		64.3%		100.0%

Weighted Average Rate		11.37%		12.36%		12.00%

Number of Loans		22		35		57

Average Principal		$8,880		$10,069		$9,610

	December 31, 2007
	Fixed Rate		Variable Rate		Total
	#	Principal	#	Principal	#	Principal	%
Current Rate:
11.50%	2	$26,964	4	$15,022	6	$41,986	8.3%
11.75%	1	3,112	—	—	1	3,112	0.6%
12.00%	7	52,150	13	88,709	20	140,859	27.7%
12.25%	1	631	6	68,948	7	69,579	13.7%
12.50%	3	40,274	8	46,793	11	87,067	17.0%
12.75%	—	—	3	63,371	3	63,371	12.5%
13.00%	7	26,094	—	—	7	26,094	5.1%
13.25%	—	—	2	45,764	2	45,764	9.0%
13.50%	1	5,680	1	4,840	2	10,520	2.1%
13.75%	—	—	1	5,065	1	5,065	1.0%
14.00%	—	—	1	15,480	1	15,480	3.0%

Total	22	$154,905	39	$353,992	61	$508,897	100.0%

% of Portfolio		30.4%		69.6%		100.0%

Weighted Average Rate		12.26%		12.52%		12.44%

Number of Loans		22		39		61

Average Principal		$7,041		$9,077		$8,343

          Concentration by Category based on Collateral’s Development Status
          We classify loans into categories based on the underlying collateral’s development status for purposes of identifying and managing loan concentrations and associated risks. As of June 30, 2008 and December 31, 2007, respectively, loan principal balances, net of the allowance for credit loss, by development status, were as follows:

	June 30, 2008			December 31, 2007
	Amount	%	#	Amount	%	#
Pre-entitled Land:
Processing Entitlements	$214,171	39.1%	15	$201,266	39.6%	19

	214,171	39.1%	15	201,266	39.6%	19

Entitled Land:
Held for Investment	116,122	21.2%	12	135,060	26.5%	11
Infrastructure under Construction	56,417	10.3%	5	60,037	11.8%	5
Improved and Held for Vertical Construction	19,877	3.6%	4	14,800	2.9%	3

	192,416	35.1%	21	209,897	41.2%	19

Construction & Existing Structures:
New Structure — Construction in-process	74,963	13.7%	16	70,864	13.9%	17
Existing Structure Held for Investment	21,795	4.0%	4	26,870	5.3%	6
Existing Structure — Improvements	44,440	8.1%	1	—	—	—

	141,198	25.8%	21	97,734	19.2%	23

	$547,785	100.0%	57	$508,897	100.0%	61

          We also classify loans into categories based on the underlying collateral’s projected end-use for purposes of identifying and managing loan concentrations and associated risks. As of June 30, 2008 and December 31, 2007, respectively, loan principal balances, net of the allowance for credit loss, by development status, by expected end-use, were as follows:

	June 30, 2008			December 31, 2007
	Amount	%	#	Amount	%	#
Residential	$228,330	41.7%	32	$229,260	45.0%	34
Mixed Use	217,490	39.7%	14	219,753	43.2%	16
Commercial	101,965	18.6%	11	59,884	11.8%	11

	$547,785	100.0%	57	$508,897	100.0%	61

          The concentration of loans by type of collateral and end-use is likely to change based on our Manager’s perception of both current and future market conditions as well as real estate development activity in the markets we serve. As of June 30, 2008 and December 31, 2007, the concentration of loans by type of collateral and end-use was relatively consistent over these periods. Management continues to monitor these concentrations and will adjust the same based on its perception of both current and future market conditions. Management expects that it will continue to fund proportionately more construction loans in 2008, as management believes traditional funding sources for construction financing have vacated the market thereby creating additional opportunities for the Fund. Furthermore, management anticipates an increase in portfolio loans collateralized by commercial or income-producing properties.
          Borrower and Borrower Groups
          Our underwriting guidelines provide that no single loan should exceed 10% of the total of all outstanding loans and that aggregate loans outstanding to one borrower or borrower group should not exceed 20% of the total of all outstanding loans. As of June 30, 2008, there was one individual borrower whose aggregated borrowings totaled $61,948, which was in excess of 10% of our total mortgage loan principal balance outstanding (although at the time of origination, the principal balance was less than 10% of the total mortgage loan principal balance outstanding), but represented only 8.7% of total assets. As of December 31, 2007, there were no individual borrowers or borrower groups whose aggregated borrowings were in excess of 10% of our total mortgage loan principal balance outstanding.
          Changes in the Portfolio Profile — Scheduled Maturities
          Mortgage investments, net of the allowance for credit loss, as of June 30, 2008 have scheduled maturity dates within the next several quarters as follows:

June 30, 2008
Quarter	Amount	Percent	#
Matured	$127,656	23.3%	12
Q3 2008	179,146	32.8%	25
Q4 2008	67,081	12.2%	8
Q1 2009	40,209	7.3%	3
Q2 2009	120,648	22.0%	6
Q4 2009	2,141	0.4%	1
Q1 2010	7,404	1.4%	1
Q1 2011	3,500	0.6%	1

	$547,785	100.0%	57

          A mortgage loan’s maturity date may be extended in the normal course of business. Accordingly, repayment dates of the loans may vary from their currently scheduled maturity date. If the maturity date of a loan is not extended the Fund classifies and reports the loan as matured.

          Real Estate Held for Development
          During the first six months of 2008, the Fund took title to the underlying real estate collateral of five loans in default, with an aggregate book value of approximately $38,629 at June 30, 2008. Additionally, during the first quarter of 2008, the Fund purchased certain real estate that is contiguous to the collateral property of certain loans in the loan portfolio in order to maintain and enhance the overall project value. The total investment to date in this purchased property, including related improvement costs, was approximately $7,432 as of June 30, 2008. All real estate held for development is located in California, Arizona, and Texas. In the opinion of management, the estimated net realizable values of such properties exceed the carrying value of the Fund’s investment in the properties at June 30, 2008. A summary of real estate held for development, by state, follows:

	# of	Aggregate	Estimated	Book Value as %
	Projects	Book Value	Realizable Value	of Est. Value

California	3	19,710	24,923	79.1%
Texas	1	16,383	23,159	70.7%
Arizona	2	9,968	11,778	84.6%

Total	6	46,061	59,860	76.9%

          Of the above balances, approximately 87% was originally projected for development of residential real estate and 13% was scheduled for mixed used real estate development. Management is currently evaluating various alternatives to determine the highest and best use of the respective projects.
          Additionally, subsequent to June 30, 2008, the Fund took title to the underlying collateral on three loans in default with principal balances totaling $25,105.
          In anticipation of and in connection with the rise in defaulted loans and subsequent acquisition of related collateral, the Fund manager established an asset management department to manage the activities of the project subsequent to the foreclosure. Such activities include the preparation of detailed analyses supporting various alternatives to determine the highest and best use for the development and ultimate liquidation of such projects. Management is currently evaluating various possible alternatives for the ultimate sale and realization of such investments, including partial or complete development of such properties or disposal of such properties on an as-is basis. Project development alternatives may include, either through joint venture or on a project management basis, the development of the project through entitlement, completion of various improvements or complete vertical construction.
Important Relationships Between Capital Resources and Results of Operations
          Loan Loss Reserve
          The net earnings available to distribute to Members is primarily generated from interest earned on mortgage loans and short-term investments, as well as default fees and other amounts collected from borrowers. If borrowers do not make timely payments of interest in a particular month, the amount distributable to Members in that month could be reduced by the amount of the delinquent payment expected to be included in the regular monthly distribution. To mitigate the effect of such late payments by borrowers, we generally use our reserves to supplement the distribution of earnings to the Members. The cash reserve we have established for this purpose is referred to in our Operating Agreement as the “Loan Loss Reserve.” In addition, in February 2008, the Fund secured a $10,000 loan commitment to fund distributions of accrued interest income. However, given the current liquidity in the Fund, this loan was paid off in the second quarter of 2008, resulting in no outstanding balance at June 30, 2008.
          The Loan Loss Reserve is maintained in a segregated cash account. It is not a loss reserve that constitutes an expense as defined under GAAP or for income tax purposes. It consists of net earnings that have been previously allocated to Members and included in the Members’ taxable income, but which have not been distributed to the Members, also known as Retained Earnings under GAAP, which totaled $405 at June 30, 2008. Upon a Member’s complete withdrawal from the Fund, the net amount of the Loan Loss Reserve allocable to the withdrawing Member is paid to the Member as a part of the redemption of the Member’s units.
          The aggregate level of the Loan Loss Reserve, and the amount by which it is periodically increased or decreased, is determined by our Manager. The Manager makes this determination based on an analysis of all of the characteristics of our loan portfolio, including the expected performance of borrowers who are or will be paying interest in cash rather than through an interest reserve, the size of the portfolio, general economic conditions and other factors. The reserve may be used only to make monthly distributions of earnings to Members when the interest payment upon which those earnings are based has not been received from the borrower prior to the time the distribution is made, or to make up any shortfall in the amount of cash realized upon the disposition of foreclosed real estate, should such an event occur. Ordinarily, distributions are made on or about the seventh day of each month, and it has been our experience that we receive the interest payments from substantially all borrowers prior to that time and from all borrowers by the last day of the month. If a loan is deemed impaired and placed on a non-accrual status, we would cease using the Loan Loss Reserve for payments related to interest on that loan.
          During 2007, the $1,900 provision for credit loss that was charged to earnings was taken from the balance of Loan Loss Reserve or Retained Earnings. However, this non-cash reserve item had no impact on earnings distributed to Members in 2007 and is not deductible for tax purposes until the related asset is liquidated and the loss, if any, is realized. No provision for credit loss was recorded during the six or three months ended June 30, 2008.
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
          Whole loans sold to third parties in a financing transaction are generally sold at par with ownership and servicing transferred to the third party and removed from our portfolio and balance sheet. We expect that the sale of whole loans and participations will continue to be a routine mechanism for providing capital for the Fund or to assist the Fund in its diversification efforts, although we are unable to predict whether the absolute or relative amounts of such sales will increase, decrease, or remain approximately the same. If any fees or “points” are paid in association with whole loan or participation sales, these costs are paid by our Manager.
          In cases of whole loan sales or participations issued to our Manager, the transactions are completed at par value, and the Manager has typically pledged the purchased loan to a commercial bank as collateral on its line of credit. The Manager uses the proceeds from the line of credit, together with other funds of the Manager, to execute the transactions. We typically repurchase loans from the Manager, although we are not obligated to do so. The sales of whole loans and participations issued to the Manager are accounted for as secured borrowings, and are separately identified in our consolidated financial statements. No loans were sold to or participated with the Manager during the six months ended June 30, 2008. During the six months ended June 30, 2007, we received $10,165 in proceeds from the Manager from the sale of whole loans and participations to the Manager and repurchased $8,568 in the same period.
          During the six months ended June 30, 2008, the Fund was approached by a third party that offered to purchase a loan from the Fund at 101% of its par value. Due to the nature of this transaction, it was treated as an investing activity in the consolidated statement of cash flows rather than a financing activity, which is how the Fund’s typical whole loan sales are treated. During the six months ended June 30, 2007, the Company generated proceeds of $5,250 and $37,498 from the sale of whole loans and participations to third parties, respectively, and repurchased $7,675 and $36,551, respectively. While we anticipate continuing to participate mortgage loans as liquidity needs arise, management does not expect that loan sales that are accounted for as investing activities will occur in the ordinary course of business.
          Distributions to Members
          For the six months ended June 30, 2008 and 2007, the Fund’s total net distributions to Members were $32,536 and $19,061, respectively, which translated into net distributions of $516.66 and $568.27 per weighted average membership unit over the same periods, respectively. For those same periods, earnings reinvested pursuant to our distribution reinvestment plan were $17,064 and $11,107, respectively, representing 51.8% and 56.3%, respectively of total Member distributions. The increase in total distributions is attributed to the increase in Member equity. The reinvested Member distributions percentage has decreased over the periods resulting from various factors, which we believe include general real estate market conditions, possible reductions in investor liquidity from other sources, investor tax planning strategies and other factors.
          Annualized Rate of Return to Members on Distributions
          The annualized yield to the Fund’s Members was 10.29% and 11.51% for the six months ended June 30, 2008 and 2007, respectively. The annualized yield to the Fund’s Members was 10.02% and 11.52% for the three months ended June 30, 2008 and 2007, respectively. The reduction in the annualized yield is attributable to the deployment ratio of available capital to loans funded, an increase in the number of loans placed in non-accrual status, the change in the Prime rate over these periods and the increase in real estate held for development (non-earning assets).
          Redemptions
          During the six months ended June 30, 2008 and 2007, the Fund paid redemptions totaling $62,793 and $19,731 in Member units, respectively, which, expressed as a percentage of new Member investment (including reinvestments), was 34.14% and 10.69%, respectively, over the same periods. Redemptions paid during the six months ended June 30, 2008 included redemptions payable at December 31, 2007 totaling $6,114. Also, as of June 30, 2008, redemption requests satisfying the 60 day notice period and immediately payable totaled $27,246, which are reflected as liabilities in the accompanying consolidated financial statements. In addition to the redemptions payable recorded at June 30, 2008, subsequent to quarter end, the Fund has received additional redemption requests totaling approximately $27,808, which upon expiration of the 60 day notice period, are expected to be remitted to Members.
          The increase in total redemptions is attributable to the increase in total Members’ equity and number of Members. As the Fund has grown, redemptions have also increased. Our Manager believes that current redemptions reflect a general lack of investor confidence in the real estate and credit markets. Many of our investors seeking redemptions have been with the Fund for over three years and may be seeking to diversify away from real estate. It should be noted that three investors accounted for over 20% of all redemptions during the six month period ended June 30, 2008. Despite the increase in redemption requests in the latter part of 2007 and in the first half of 2008, management expects redemption requests to stabilize during the remainder of 2008.

Trends and Uncertainties
          Prospective Trends
          Loan Demand, Selection and Quality
          Although loan demand continues to be strong, we intentionally chose to fund only 11 loans in the first six months of 2008 as compared to 22 loans funded during the same period in 2007, and our Manager expects this demand to continue for the foreseeable future. Further, we have loans outstanding in seven states and we are evaluating loans in additional states. Our Manager continues to seek geographic diversity and concentrate on loan requests from seasoned core operators with significant market experience that are focused on quality projects with sufficient equity located in targeted locations. Due to the increasing demand for loans and the tightening of the traditional credit markets, we expect to continue to have the opportunity to be highly selective with respect to the loans we fund.
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
          Our mortgage loans, which are collateral dependent, are subject to a downward valuation adjustment or write-down based on management’s determination of the estimated realizable value of the subject collateral in relation to the outstanding mortgage balance, including accrued interest, fees and related costs. Although the Fund has no prior history of doing so, the Fund is, upon default and foreclosure, willing to assume the role of a developer or construction contractor and guide a project, either alone or in conjunction with third parties, through the development cycle to completion. In this regard, as previously described, the Manager has established an asset management department whose function is to develop various alternatives to determine the highest and best use for the development and ultimate liquidation of such projects. We believe this willingness to assume such a role is a distinctive aspect of the Fund’s business model and sets the Fund’s apart from traditional lending institutions and typical real estate mortgage investment funds. Accordingly, when evaluating the loan portfolio for impairment, we do not believe that a “current appraisal value” is necessarily appropriate for purposes of evaluating the fair value or net realizable value of a loan’s collateral. Rather, we primarily utilize the residual analysis approach discussed above, which we believe is the typical valuation methodology used by real estate developers.
          Based upon this evaluation, a determination is made as to whether an allowance for credit loss is required and if so, whether it is adequate to cover any potential losses. Additions to the allowance for credit loss are charged to the provision for credit loss. Recoveries of previously charged off amounts are credited to the provision for credit loss.
          Existing Defaults
          At June 30, 2008, 17 loans with principal balances totaling $168,279 were in default, of which 12 with principal balances totaling $127,656 were past their respective scheduled maturity dates, and the remaining five in default as a result of delinquency on outstanding interest payments. Total past due interest on loans in default, excluding loans in non-accrual status was $1,088. At December 31, 2007, 15 loans with principal balances totaling $133,532 were in default, all of which were past their respective scheduled maturity dates, and three of which (excluding non-accrual loans) were delinquent on outstanding interest payments.
          The Fund has commenced the foreclosure process on 8 of the 17 loans in default, and subsequent to June 30, 2008, the Fund took title to the underlying collateral on three such loans with balances totaling $25,105. Two loans, although in default, are currently making interest payments and the Fund has not pursued foreclosure action to date. The Fund is negotiating with the borrowers and assessing the possibility of a modification of loan terms for the remaining seven loans in default pending the completion of due diligence. Two of the loans in default are involved in bankruptcy reorganizations. For another loan in default, the Fund is a participating lender and the lead lender has commenced foreclosure proceedings. At June 30, 2008, 6 of the 8 loans on which the Fund had commenced foreclosure proceedings had been placed in non-accrual status, and had principal balances totaling $80,341. Total contractual interest due under the loan terms for the non-accrual loans was $7,949, of which $2,713 is included in accrued interest receivable in the balance sheet, and of which $5,236 has not been recognized as income by the Fund. The remaining 11 loans in default had principal balances totaling $87,938, with accrued interest due totaling $1,914, which is included in accrued interest receivable in the Fund’s balance sheet. Five of these 11 loans were past their scheduled maturities by a range of 45 to 151 days (excluding the loan in bankruptcy reorganization). Two loans in default at December 31, 2007 were either paid off or paid down and removed from non-accrual status subsequent to December 31, 2007.

          The geographic concentration of loans in default, net of the allowance for credit loss, at June 30, 2008 is as follows:

	Percent		Principal	Accrued	Non-Accrued		Wtd. Average
	of Principal	#	Balance	Interest	Note Interest	Total	Loan-to-Value
Arizona	40.4%	8	$68,064	1,537	2,915	$72,516	87.5%
California	24.1%	5	40,623	969	—	41,592	85.0%
Idaho	29.5%	2	49,563	1,768	2,263	53,594	85.0%
Texas	3.5%	1	5,858	230	58	6,146	80.0%
New Mexico	2.5%	1	4,171	123	—	4,294	61.7%

	100.0%	17	$168,279	$4,627	$5,236	$178,142	85.0%

          Of the loans in default at June 30, 2008, 58% of such loan balances related to residential end-use projects, 19% related to mixed-use projects, and 23% related to commercial projects.
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

						Loan	Market Deflation
						To	LTV With	LTV With	LTV With
						Value	10%	25%	35%
	Portfolio at June 30, 2008 (dollars in thousands)					(LTV)	Decline	Decline	Decline
		Principal	Percent by		Note	As	In	In	In
Period	#	Outstanding	Qtr	Year	Total	Originated	Value	Value	Value
2005:
Q1	1	$15,895	2.9%		$16,682	56.0%	62.2%	74.7%	86.2%
Q2	1	2,203	0.4%		2,164	67.6%	75.1%	90.1%	104.0%
Q3	4	15,132	2.8%		15,135	68.6%	76.2%	91.5%	105.5%
Q4	2	14,464	2.6%	8.7%	16,284	72.7%	80.8%	96.9%	111.8%
2006:
Q1	2	5,594	1.0%		5,584	62.1%	69.0%	82.8%	95.6%
Q2	2	30,688	5.6%		31,969	50.4%	56.0%	67.2%	77.6%
Q3	6	46,324	8.5%		61,366	66.5%	73.8%	88.6%	102.2%
Q4	3	34,423	6.3%	21.4%	35,571	64.2%	71.3%	85.6%	98.8%
2007:
Q1	6	54,631	10.0%		56,835	46.3%	51.4%	61.7%	71.2%
Q2	6	94,189	17.2%		112,102	56.5%	62.8%	75.3%	86.9%
Q3	8	42,496	7.8%		46,368	55.4%	61.5%	73.8%	85.2%
Q4	6	24,874	4.5%	39.5%	30,746	58.2%	64.7%	77.6%	89.5%
2008:
Q1	3	66,952	12.20%		93,002	66.1%	73.5%	88.2%	101.8%
Q2	7	99,920	18.20%	30.4%	141,847	67.0%	74.4%	89.3%	103.0%

Total	57	$547,785	100.0%	100.0%	$665,655	60.1%	66.8%	80.1%	92.4%

          As noted in the table above, the Fund’s initial weighted-average loan-to-value ratios per calendar quarter range from 46.3% to 72.7%, with a weighted average loan-to-value ratio of 60.1%. Assuming a hypothetical 10%, 25%, or 35% across-the-portfolio reduction in market values from the original values, the weighted-average loan-to-values would increase to 66.8%, 80.1% and 92.4%, respectively. Only for the loans originated in the second, third and fourth quarters of 2005, the third quarter of 2006, and the first and second quarters of 2008 would the hypothetical loan-to-value be expected to exceed 100%, which assumes what we believe to be an unlikely 35% decline in value. It should also be noted that the loan-to-value ratios listed above reflect only the values of the first lien collateral and do not factor in any value for the borrower’s personal guarantees on each loan, or the potential use of any secondary collateral or any additional guarantors, if any. Loans originated in 2007 and the first six months of 2008 represent 69.9% of the portfolio, and it is management’s belief that the original loan-to-values determined when underwritten already reflect most if not all of the impact of any downturns in real estate values sustained in the marketplace to date. The Manager believes that this positioning puts the Fund in a more conservative, less vulnerable, position as compared to lenders who generally originate loans at much higher loan-to-value ratios than the Fund.
          In addition to the above hypothetical market deflation analysis, management performed a review and evaluation of the status of each loan, an assessment of the current economic developments relative to the collateral location, and computed an update of the estimated loan-to-value ratio for each loan. Similarly, this information was then summarized by calendar quarter of origination, the results of which are summarized in the following table:

							Market
		Portfolio at					Decline	Change
	June 30, 2008 (dollars in thousands)			As	12/31/2007	Q2 2008	Needed	From
		Principal	Note	Originated	Estimated	Estimated	For 100%	Original
Period	#	Outstanding	Total	LTV	LTV	LTV	LTV	LTV
2005:
Q1	1	$15,895	$16,682	56.0%	88.6%	87.0%	(13.0%)	55.4%
Q2	1	2,203	2,164	67.6%	85.0%	85.0%	(15.0%)	25.7%
Q3	4	15,132	15,135	68.6%	46.2%	44.5%	(55.5%)	(35.1%)
Q4	2	14,464	16,284	72.7%	87.5%	87.5%	(12.5%)	20.3%
2006:
Q1	2	5,594	5,584	62.1%	86.9%	81.7%	(18.3%)	31.5%
Q2	2	30,688	31,969	50.4%	66.9%	55.5%	(44.5%)	10.2%
Q3	6	46,324	61,366	66.5%	83.7%	89.5%	(10.5%)	34.6%
Q4	3	34,423	35,571	64.2%	71.8%	72.2%	(27.8%)	12.4%
2007:
Q1	6	54,631	56,835	46.3%	66.6%	65.8%	(34.2%)	42.2%
Q2	6	94,189	112,102	56.5%	65.6%	77.7%	(22.3%)	37.6%
Q3	8	42,496	46,368	55.4%	55.3%	63.0%	(37.0%)	13.8%
Q4	6	24,874	30,746	58.2%	62.0%	64.0%	(36.0%)	9.9%
2008:
Q1	3	66,952	93,002	66.1%	N/A	66.1%	(33.9%)	(0.1%)
Q2	7	99,920	141,847	67.0%	N/A	67.0%	(33.0%)	0.0%

Total	57	$547,785	$665,655	60.1%	66.0%	69.2%	(30.8%)	15.2%

          The above analysis indicates that the Fund portfolio has experienced an overall increase in the average loan-to-value for the portfolio at June 30, 2008 (69.2% loan-to-value) since the original funding (60.1% loan-to-value), or an overall average 15.2% increase in loan-to-value and corresponding decline in estimated value. The above analysis also reflects a slight decline in value since our year end analysis (66.0% loan-to-value), as reported in our previously filed Form 10-K, due primarily to a slight deterioration in certain loan collateral coupled with higher loan-to-value ratios for loans originated in 2008. We believe these overall increases in the weighted-average loan-to-value ratios are attributed to the contraction of the financial markets and the compression of collateral values resulting from the general slow-down in the real estate markets in recent months. Nevertheless, we believe the overall portfolio remains adequately positioned in relation to estimated market values.
          For loans originated prior to 2008, increases in the loan-to-value ratios range from 9.9% to 55.4%, with the older loans originated reflecting the largest loan-to-value ratio changes (with the exception of the loans originated in the third quarter of 2005 which have realized a 35.1% decrease in loan-to-value due to principal paydowns received). Despite these increases in loan-to-value ratios, in no quarter is the estimated loan-to-value ratio in excess of 90%. We believe these ratios are indicative of the Fund’s strict underwriting and valuation standards and its use of the residual analysis technique. As previously discussed, the loan-to-value ratios listed above reflect only the values of the first lien collateral and do not factor in any secondary collateral, if any, or personal guarantees of the borrower which, if included, would cause the loan-to-value ratios to be lower.
          As of June 30, 2008, there were two loans with outstanding principal balances totaling approximately $11,817 with current loan-to-value ratios in excess of 90%, both which were originated prior to September 30, 2006 and one of which is included in non-accrual loans. The other loan was recently modified and additional loan funds committed to maximize the return to the Fund. None of the loans originated subsequent to September 30, 2006 have loan-to-value ratios in excess of 85%.
          Based on the results of our analysis, including the detailed evaluation of each individual loan, management determined that, with the current allowance for credit loss of $1,900 reflected in the accompanying consolidated balance sheets, management believes that the value of the Fund’s loan portfolio remains stable in relation to its respective estimated loan-to-value, that the underlying collateral is sufficient to protect the Fund against any loss of principal or accrued interest and that no additional allowance for credit loss is considered necessary as of June 30, 2008. Our Manager will continue to monitor and evaluate our loans in order to determine if an additional provision for credit loss may be required in future periods.
          Trends in Interest Income and Effective Portfolio Yield
          At June 30, 2008 and December 31, 2007, our loan portfolio had a weighted average note rate of 12.00% and 12.44%, respectively. For the income on these yields to be fully realized, all loans must be “performing” and the collection of accrued interest income must be deemed to not be impaired. At June 30, 2008, note rate interest earned but not accrued totaled approximately $5,236. Based on management’s assessment of the Fund’s portfolio and current defaults, management anticipates that additional loans will be placed in non-accrual status over the next several quarters resulting in the deferral (but not necessarily impairment) of corresponding amounts of interest income, default interest and fees. Accordingly, management believes that net interest income, as a percent of the total portfolio (the combined total of both accrual and non-accrual loans), will decline, thereby reducing monthly earnings and the resulting yields to our Members. However, our Manager believes much of the deferred amounts will ultimately be realized during 2008 and thereafter and that Member yields will, upon any such realization, increase or approximate historical yields. Further, amounts ultimately realized may include the recapture of amounts deferred and, in whole or in part, include default interest and fees. However, we cannot provide any assurance that any deferred amounts (including non-accrual interest, default interest or fees) will be realized or that future yields will approximate current or historical yields.

          Interest Earning Assets Deployment Ratio
          The Fund’s interest income and net earnings for any period is a function of multiple factors, the most significant of which are the current principal balances outstanding, the current weighted average yield on the loan portfolio, the amount of non-earning assets held and the ratio of earning assets deployed between our loan portfolio and existing cash (money market) accounts, referred to as interest earning asset “deployment ratio.” Following is a table based on the average portfolio and money market yields as of June 30, 2008, summarizing the impact on interest income based on various hypothetical deployment mix scenarios and assuming that all loans are fully performing:

	As of June 30, 2008
	Yield	Various Deployment Ratio Blends
Asset:
Loans	12.00%	90%	85%	80%	75%	70%	65%
Cash	2.00%	2%	7%	12%	17%	22%	27%
Other assets	0.00%	8%	8%	8%	8%	8%	8%

Total Assets		100%	100%	100%	100%	100%	100%

Weighted Average
Yield on Assets		10.84%	10.34%	9.84%	9.34%	8.84%	8.34%

          As discussed above, the above table assumes that all portfolio loans are performing. Other assets in the above table reflect accrued interest receivable, real estate held for development and other assets.
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
          Accordingly, depending on the average ratio of earning assets deployed as loans versus balances in money market accounts, Fund earnings for a given period will vary significantly. The Fund’s deployment ratio for three months ended June 30, 2008 and 2007 was 81.8% and 93.2%, respectively. While our Manager’s intent is to continue to manage to a minimum 95% deployment ratio, it is possible that average deployment may be less than this targeted level. Should the deployment ratio in future quarters be less than that in prior quarters, the effective yield on earning assets would likely decrease proportionately.

          Leverage to Enhance Portfolio Yields
          The Fund has not historically employed leverage to enhance our portfolio’s current yield. However, as opportunities to fund new loans arise and depending on the level of investor contributions and redemptions, management may deem it beneficial, if not necessary, to employ leverage for the Fund. In February 2008, the Fund secured a $10,000 loan commitment to fund distributions of accrued interest income. This commitment was repaid in the second quarter of 2008 and there is no outstanding principal balance at June 30, 2008.
Off-Balance Sheet Arrangements
          The Fund does not have any off-balance sheet arrangements.
Contractual Obligations
          Other than the financial obligations to the Manager under the Operating Agreement, as described in our previously filed Form 10-K, the funding commitments disclosed as of June 30, 2008, and the $10,000 loan commitment described herein that was paid off in second quarter of 2008, the Fund did not have any contractual obligations as of June 30, 2008. All of the Fund’s lending commitments as of June 30, 2008 are expected to be funded within one year. Please see “Liquidity and Capital Resources” for additional information.
Liquidity and Capital Resources
          Our primary requirements for and source of liquidity are as follows:

	Requirements:		Sources of Liquidity:
•	Loan Fundings	•	New Member Investments
•	Management Fees and Loan Enforcement Costs	•	Participations and Whole Loans Sold
•	Interest Expense	•	Interest Income
•	Distributions to Members	•	Loan Payment
•	Member Redemptions	•	Supplemental Liquidity
          For additional information regarding these requirements and sources, please refer to the discussion above and our Form 10-K. Except as discussed below, there have been no material changes in these requirements or sources since December 31, 2007:
          Requirements
          Loan Fundings
          At June 30, 2008, 21 of our borrowers had established either funded or unfunded interest reserves, and 36 of our borrowers were scheduled to pay interest from other sources or have depleted any available interest reserves. Fund commitments totaled $115,970 and $68,128 at June 30, 2008 and December 31, 2007, respectively. The increase in this balance is due to increased construction loan commitments in the first half of 2008 resulting from new loan originations and modifications.
          Based on historical experience, including the Fund’s experience with defaults, foreclosures and extensions on loans, we believe the Fund has sufficient liquidity to meet its funding obligations for the next twelve months and beyond. As of June 30, 2008, the Fund had executed “Commitment to Fund”

letters totaling $72,215. However, this reflects the total obligation and not the initial funding obligation. The total funding obligation includes construction loan-in-process amounts and interest reserves which are generally funded over the life of the loan. Nevertheless, to meet these and other obligations, at June 30, 2008, the Fund had $108,060 in cash, and loans with scheduled maturities in the third and fourth quarters of 2008 totaling $246,227, excluding loan balances currently in default. Additionally, such funding obligations are expected to be funded with the receipt of additional Member capital raised.
          Member Redemptions
          During the six months ended June 30, 2008 and 2007, the Fund paid redemptions totaling $62,793 and $19,731. Redemptions paid during the six months ended June 30, 2008 included redemptions payable at December 31, 2007 totaling $6,114. Also, redemption requests satisfying the 60 day notice period and immediately payable as of June 30, 2008 totaled $27,246. In addition to the redemptions payable recorded at June 30, 2008, subsequent to quarter end, the Fund has received additional redemption requests totaling approximately $27,808, which upon expiration of the 60 day notice period, are expected to be remitted to Members.
          The increase in total redemptions is attributable to the increase in total Members’ equity and number of Members. As the Fund has grown, redemptions have also increased. Our Manager believes that current redemptions reflect a general lack of investor confidence in the real estate and credit markets. Many of our investors seeking redemptions have been with the Fund for over three years and may be seeking to diversify away from real estate. It should be noted that three investors accounted for over 20% of all redemptions during the six month period ended June 30, 2008. Despite the increase in redemption requests in the latter part of 2007 and in the first half of 2008, management expects redemption requests to stabilize during the remainder of 2008.
          Distributions to Members
          During the first six months of 2008, the Fund began to replenish the Loan Loss Reserve and has replaced the designated cash balance in the amount of $405 as of June 30, 2008, all of which had been utilized as of December 31, 2007. Moreover, management believes that the collateral securing the loans, on the whole, is sufficient to cover not only the principal and recorded accrued interest, but also an amount of unrecorded contractual note rate interest totaling approximately $5,236 as of June 30, 2008, as well as other potential default interest and fees. Nevertheless, the timing of liquidation and realization of such amounts, which could take six to 12 months or longer to collect, creates a short-term cash distribution shortfall for the Members that may require the Fund to continue to utilize the designated cash reserve until the loans for which the reserve is being used are placed on non-accrual status.
          Sources of Liquidity
          In addition to the customary liquidity elements discussed below, the Fund has several additional sources to create liquidity should the need arise. The Fund had approximately $108,060 and $73,604 in cash on hand at June 30, 2008 and December 31, 2007, respectively. Additionally, the Fund’s Manager also has $21,200 in bank lines of credit available to monetize Fund loans. Further, there are multiple private lenders who have expressed interest in purchasing or participating in Fund loans, although there can no assurance that any such lenders would actually participate in or purchase any such loans, and our Manager estimates that such participations and purchases could provide an additional $10,000 to $25,000 in liquidity should it be necessary.

          New Member Investments
          New investments in units by Members, excluding reinvestment of distributions, totaled $166,871 for the six months ended June 30, 2008, as compared to $173,393 for the period ended June 30, 2007. As a result, total Members’ equity increased from $576,833 at December 31, 2007 to $677,230 at June 30, 2008. While new member activity remains robust, the slight decrease reflects the compression of the financial markets and negative perception of the real estate industry causing investors to be more wary of related investments.
          Cash Flows
          Cash provided by operating activities was $23,440 and $17,702 for the six months ended June 30, 2008 and 2007, respectively. Cash provided by operating activities includes the cash generated from interest and other mortgage income from the Fund’s loan portfolio, offset by amounts paid for management fees to our Manager and interest paid on participated loans, to our Manager for short-term borrowings, and to banks for notes payable. The increase in the year over year amount is attributed to the growth realized in the Fund’s loan portfolio and resulting mortgage income.
          Net cash used by investing activities was $77,652 and $143,878 for the six months ended June 30, 2008 and 2007, respectively. The decrease in net cash used by investing activities was attributable to a decrease in the number and amount of mortgage loan fundings ($133,930 and $203,544 during the six months ended June 30, 2008 and 2007, respectively), coupled with a decrease in loan paydowns during the same periods ($32,834 and $59,666 during the six months ended June 30, 2008 and 2007, respectively). In addition, the Fund generated $31,325 in proceeds from the sale of a whole loan and invested $7,881 in real estate held for development.
          Net cash provided by financing activities was $88,668 and $148,439 for the six months ended June 30, 2008 and 2007, respectively. The majority of the decrease in cash from financing activities resulted from a decrease from the sale of Member units totaling $166,871 during the six months ended June 30, 2008 as compared to $173,393 for the three months ended June 30, 2007. This decrease was exacerbated by an increase in Member redemptions and Member distributions, which totaled $77,714 and $26,967 for the six months ended June 30, 2008 and 2007, respectively. Additionally, the Fund experienced a net decrease of $119 in proceeds from the sale of whole loans, loan participations and borrowings from the Manager from June 30, 2007 to 2008.
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
          As is customary in the commercial lending business, our loan terms may require the establishment of funded or unfunded interest reserves which are included as part of the note commitment and considered in the loan to value ratios at the time of underwriting. In some cases, the borrower may elect to pay interest from its own sources. At June 30, 2008, 21 of our borrowers had established either funded or unfunded interest reserves, and 36 of our borrowers were scheduled to pay interest from other sources.
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
          Generally, a loan is placed in non-accrual status when it is past its scheduled maturity by more than 90 days, when it becomes delinquent as to interest due by more than 90 days or when the related estimated realizable value is less than the total principal, accrued interest and related costs. Management may determine that a loan, while delinquent in payment status, shall not be placed in non-accrual status in instances where the estimated realizable value of the loan collateral far exceeds the principal the accrued interest, thereby making the current investment relatively risk free. In addition, a loan may be placed in or removed from non-accrual status when management makes a determination that the facts and circumstances warrant such reclassification irrespective of the current payment status.
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
          See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Trends and Uncertainties — Prospective Trends — Loan Portfolio Valuation Analysis Summary” for further information.
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
          Real Estate Held for Development
          The Fund accounts for real property held for development in accordance with Financial Accounting Standards Board Statement No.144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), which requires an impaired asset (real property or intangible) to be written down to fair value. Real estate held for development is carried at cost, net of impairment losses.

The estimation process involved in the determination of fair value is inherently uncertain since it requires estimates as to future events and market conditions. Such estimation process assumes the Fund’s ability to complete development and dispose of its real estate properties in the ordinary course of business based on management’s present plans and intentions. Economic, market, environmental and political conditions may affect management’s plans for development and marketing of such properties. In addition, the implementation of such plans could be affected by the availability of financing for development and construction activities, if such financing is required. Accordingly, the ultimate fair values of the Fund’s real estate properties are dependent upon future economic and market conditions, the availability of financing, and the resolution of political, environmental and other related issues, many of which are beyond the control of management.
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
          Fund Expenses
          The Fund pays a management fee to IMH and the direct loan expenses of the Fund, as defined in the Operating Agreement. The reported operating expenses therefore do not include any overhead and other expense attributed to the operations of the Fund, which are presently paid by our Manager. Such costs include payroll and direct costs associated with loan origination activities, as well as Member development and operations and other general overhead costs. See “Results of Operations for the Six and Three Months Ended June 30, 2008 and 2007” above for further information.

Recent Accounting Pronouncements
          The FASB has issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP for nongovernmental entities. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The adoption of the statement is not expected to have a significant impact on the Fund’s consolidated financial statements.
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
          Except as disclosed below, there has been no material change in the market risk faced by the Fund since December 31, 2007. For information regarding the Fund’s market risk, refer to the Fund’s Form 10-K for the year ended December 31, 2007.
          The following table presents information about our mortgage loan principal balances as of June 30, 2008, presented separately for fixed and variable rates and the calendar quarters in which such mortgage loans mature.

	Matured	Q3 2008	Q4 2008	Q1 2009	Q2 2009	Q4 2009	Q1 2010	Q1 2011	Total
Loan Rates:
Variable	$47,716	$158,466	$56,804	$—	$87,300	$2,141	$—	$—	$352,427
Fixed	79,940	20,680	10,277	40,209	33,348	—	7,404	3,500	195,358

	$127,656	$179,146	$67,081	$40,209	$120,648	$2,141	$7,404	$3,500	$547,785

          As of June 30, 2008, we had cash and cash equivalents totaling $108,060 (or 15.2% of total assets), all of which were held in bank accounts or highly liquid money market accounts or short-term certificates of deposit. We target that approximately 3%-5% of our assets will be held in such accounts as a working capital reserve. However, our actual deployment may vary depending on the timing and amount of investor capital raised and the timing and amount of loans identified and funded. We believe that these financial assets do not give rise to significant interest rate risk due to their short-term nature.
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
          In the course of the Fund’s initial evaluation of disclosure controls and procedures, management of IMH considered certain internal control areas in which we have made and are continuing to make changes to improve and enhance controls. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer of IMH concluded that there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II
OTHER INFORMATION
Item 1. Legal Proceedings.
          IMH and the Fund are subject to oversight by various state and federal regulatory authorities, including but not limited to the Arizona Corporation Commission, the Arizona Department of Revenue, the Arizona Department of Financial Institutions, the SEC and the IRS.
          In addition, we may be party to litigation as the plaintiff or defendant in the ordinary course of business in connection with loans that go into default or for other reasons. While various asserted and unasserted claims exist, resolution of these matters cannot be predicted with certainty, and we believe, based upon currently available information that the final outcome of such matters will not have a material adverse effect, if any, on our results of operations or financial condition. Please see “Management’s Discussion and Analysis — Results of Operations - Changes in the Portfolio Profile — Scheduled Maturities” for further information on our current foreclosure proceedings.
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
          We are in the business of investing in mortgage investments and, as such, we risk defaults by borrowers. Any failure of a borrower to repay loans or to pay interest on loans will reduce our revenue and distributions to Members, and potentially the value of the units and Members’ interest in the Fund as a whole. At June 30, 2008, 17 loans with principal balances totaling $168,279 were in default, and we had commenced foreclosure proceedings on 8 of the 17 related loans. In addition, during the first and second quarters of 2008, the Fund took title to the underlying real estate collateral of five loans in default with a book value of approximately $38,629 at June 30, 2008. In the opinion of management, the estimated net realizable value of such properties exceeds the carrying value of the Fund’s investment in the properties at June 30, 2008.
We are transitioning our lending strategies to increase the percentage of out assets allocated to loans on commercial and income-producing properties, although there can be no assurance that we will be able to implement these strategies or that, if implemented, they will be successful.
           To capitalize on current lending opportunities, management is transitioning its strategy regarding desired loan size and the underlying collateral’s development status/proposed end use. Specifically, we are shifting our lending strategies to increase the percentage of our assets allocated to loans on commercial and income-producing properties. We are also beginning to emphasize smaller loans, in the $2 million to $10 million range, although we also intend to consider making larger loans - over $50 million - on a select basis. There can be no assurance that we will be able to implement these strategies or that, if implemented, they will be successful. Making loans above $50 million would result in higher loan concentrations, and greater dependence on single borrowers, which may increase the risk of loss to investors.
We are experiencing higher levels of redemptions from Members. If we are unable to replace these funds with new investor contributions or other funding sources, we may be unable to satisfy our liquidity needs.
          During the six months ended June 30, 2008 and 2007, the Fund paid redemptions totaling $62,793 and $19,731, which, expressed as a percentage of new Member investment (including reinvestments), was 34.14% and 10.69%, respectively. Also, redemption requests satisfying the 60 day notice period and immediately payable as of June 30, 2008 totaled $27,246. In addition to the redemptions payable recorded at June 30, 2008, subsequent to quarter end, the Fund has received additional redemption requests totaling approximately $27,808, which upon expiration of the 60 day notice period, are expected to be remitted to Members. If we are unable to replace these funds with new investor contributions or other funding sources, we may be unable to satisfy our liquidity needs.
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
Retirement Plan Risks
If we fail to satisfy an ERISA exemption by limiting the investments of certain employee benefit plans to less than 25% of the Fund, we could become subject to personal liability, civil penalties, and to non-deductible excise taxes, all of which could have a negative impact on the Fund and certain members who have purchased our units.
           There are special considerations that apply to employee benefit plans that are subject to ERISA, such as a profit sharing, 401(k) or pension plan, and certain other retirement accounts, such as an IRA, that are investing in our units. Any person identified as a “fiduciary” with respect to such a benefit plan or account incurs duties and obligations under ERISA and/or the Code. If the fiduciary of any such plan or account fails to meet the fiduciary and other standards under ERISA or the Code as a result of an investment in our units, the fiduciary could be subject to personal liability and civil penalties.

          If, under the rules and regulations promulgated by the Department of Labor, our assets are deemed to be assets of a benefit plan, IMH, as the Manager, would be deemed a fiduciary of the benefit plans investing in our units. If less than 25% of our units are held by benefit plan investors, we qualify for an exemption that will prevent our assets from being deemed benefit plan assets. Although we seek to satisfy the requirements of this exemption, we cannot assure you that we qualify for this exemption. If we fail to qualify for this exemption, certain transactions between us and IMH could be deemed to be prohibited transactions, we may become subject to personal liability and civil penalties, and certain non-deductible excise taxes may be imposed on any such prohibited transactions, which would be payable by the Manager. As we approach 25% in fund assets held by benefit plans, we will need to turn down further investment in the Fund by these plans. If we determine that we exceed 25%, we will need to redeem Fund investments to satisfy the exemption. Either of these circumstances could adversely affect Fund liquidity.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
          We offer and sell our units in reliance upon exemptions from the registration requirements provided by Rule 506 of Regulation D under the Securities Act, which is a safe harbor for Section 4(2) of the Securities Act relating to sales not involving any public offering. We offer the units through our Manager and its executive officers, none of whom receive any direct compensation or remuneration for such sales, and through a network of licensed broker-dealers and their respective registered representatives. The securities are offered and sold only to persons who are “accredited investors” within the meaning of Rule 501 of Regulation D under the Securities Act and without the use of any underwriters or general solicitation, as that concept is embodied in Regulation D. Any sales commissions or other forms of remuneration paid to broker-dealers or their respective registered representatives in connection with the sale of units are paid by the Manager. Generally, current broker-dealer selling agreements set forth a 2% selling commission and a 25 basis point trail commission, which is an annual commission paid on the balance of units sold by a broker-dealer or its registered representatives which are outstanding at each anniversary of the initial issuance of the units. All proceeds from the sale of units are used to fund short-term commercial mortgage loans. The following table summarizes unit and Member activity during the three months ended June 30, 2008, as well as inception-to-date information for the Fund:

	Member Investments				Redemptions
		Additional First
	Initial	Year	Additional	Reinvestment
	Investment	Contributions	Contributions	Contributions	Full	Partial	Net
Balance, beginning of period
Dollars	$453,550	$68,296	$102,401	$43,705	$(42,113)	$(49,055)	$576,784

# Members	3,754	789	1,124	16,764	(282)	(355)	3,472

# Units	45,353	6,830	10,240	4,371	(4,211)	(4,905)	57,678

January 1, 2008 — March 31, 2008
Direct
Dollars	$4,934	$395	$9,587	$3,133	$(7,006)	$(7,369)	$3,674

# Members	33	3	58	1,555	(30)	(43)	3

# Units	493	40	959	313	(701)	(737)	367

Broker/Dealer
Dollars	$45,516	$767	$14,955	$5,288	$(21,524)	$(6,536)	$38,466

# Members	457	12	142	4,411	(138)	(41)	319

# Units	4,552	77	1,495	529	(2,152)	(654)	3,847

First Quarter Totals
Dollars	$50,450	$1,162	$24,542	$8,421	$(28,530)	$(13,905)	$42,140

# Members	490	15	200	5,966	(168)	(84)	322

# Units	5,045	116	2,454	842	(2,853)	(1,391)	4,214

April 1, 2008 — June 30, 2008
Direct
Dollars	$4,753	$410	$5,069	$2,937	$(6,093)	$(6,351)	$725

# Members	28	5	46	1,551	(18)	(47)	10

# Units	475	41	507	294	(609)	(635)	72

Broker/Dealer
Dollars	$65,232	$4,699	$10,550	$5,706	$(18,669)	$(10,343)	$57,176

# Members	608	45	112	5,235	(76)	(48)	532

# Units	6,523	470	1,055	571	(1,867)	(1,034)	5,717

Second Quarter Totals
Dollars	$69,985	$5,109	$15,619	$8,643	$(24,762)	$(16,694)	$57,901

# Members	636	50	158	6,786	(94)	(95)	542

# Units	6,999	511	1,562	864	(2,476)	(1,669)	5,789

Fiscal 2008 Totals
Dollars	$120,437	$6,271	$40,163	$17,064	$(53,294)	$(30,600)	$100,041

# Members	1,126	65	358	12,752	(262)	(179)	863

# Units	12,044	627	4,016	1,706	(5,329)	(3,060)	10,003

Inception to June 30, 2008
Dollars	$573,987	$74,567	$142,564	$60,769	$(95,407)	$(79,655)	$676,825

# Members	4,880	854	1,482	29,516	(544)	(534)	4,335

# Units	57,397	7,457	14,256	6,077	(9,541)	(7,965)	67,682

Item 6. Exhibits

Exhibit
No.	Description
3.1	IMH Secured Loan Fund, LLC Certificate of Formation (incorporated by reference to Exhibit 3.1 of the Annual Report on Form 10-K, filed by IMH Secured Loan Fund, LLC on March 31, 2008).

4.1	IMH Secured Loan Fund, LLC Restated Limited Liability Company Operating Agreement (incorporated by reference to Exhibit 4.1 of the Registration Statement on Form 10, File No. 000-52611, filed by IMH Secured Loan Fund, LLC on April 30, 2007)

4.2	Form Subscription Agreement (incorporated by reference to Exhibit 4.2 of the Registration Statement on Form 10, File No. 000-52611, filed by IMH Secured Loan Fund, LLC on April 30, 2007)

31.1*	Certification of Chief Executive Officer of Investors Mortgage Holdings, Inc., manager of IMH Secured Loan Fund, LLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer of Investors Mortgage Holdings, Inc., manager of IMH Secured Loan Fund, LLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*†	Certification of Chief Executive Officer and the Chief Financial Officer of Investors Mortgage Holdings, Inc., manager of IMH Secured Loan Fund, LLC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

†	This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Exchange Act, and is not to be incorporated by reference into any filings of the Fund, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES
          In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2008	IMH SECURED LOAN FUND, LLC

	By:	Investors Mortgage Holdings, Inc.
	Its:	Manager

	By:	/s/ Steven Darak Steven Darak
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