Form 10-Q
period 2008-09-30
IMH Secured Loan Fund, LLC
filed 2008-11-20
CIK 1397403

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarter ended September 30, 2008
or

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission File number 000-52611
IMH SECURED LOAN FUND, LLC
(Name of registrant as specified in its charter)

Delaware	81-0624254
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification Number)
organization)
4900 N. Scottsdale Rd #5000
Scottsdale, Arizona, 85251
(Address of principal executive offices)
(480) 840-8400
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑
The registrant had 73,038 limited liability company units outstanding as of November 7, 2008.

(This page intentionally left blank)

IMH SECURED LOAN FUND, LLC
QUARTERLY REPORT ON FORM 10-Q
INDEX

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements.
IMH SECURED LOAN FUND, LLC
Consolidated Balance Sheets
(In thousands, except unit data)

	September 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Cash and Cash Equivalents	$57,766	$73,604
Mortgage Loans:
Mortgage Loan Note Obligations	587,524	578,925
Less Undisbursed Portion of Loans-in-process and Interest Reserves	(79,154)	(68,128)

Principal Outstanding Held for Investment	508,370	510,797
Less Allowance for Credit Loss	(45,440)	(1,900)
Mortgage Loans Held for Sale, Net	88,385	—

Mortgage Loans, Net	551,315	508,897
Accrued Interest and Other Receivables	9,555	8,058
Real Estate Held for Development:
Acquired through Foreclosure	80,736	—
Purchased for Investment	7,442	—
Deposits and Other Assets	46	—
Due from Fund Manager	2,260	—

Total Assets	$709,120	$590,559

LIABILITIES
Payables to Fund Manager	$1,157	$316
Member Investments Pending Activation	—	4,491
Deposits Pending Return	1,100	—
Redemptions Payable to Members	13,485	6,114
Distributions Payable to Members	4,830	2,183
Unearned Income and Other Funds Held	148	622

Total Liabilities	20,870	13,726
MEMBERS’ EQUITY
Retained Earnings (Accumulated Deficit)	(41,984)	49
Members’ Equity — $10,000 per unit stated value, authorized units set at discretion of the Manager - 73,038 and 57,678 units issued and outstanding at September 30, 2008 and December 31, 2007, respectively	730,384	576,784

Total Members’ Equity	688,400	576,833

Commitments and Contingent Liabilities

Total Liabilities and Members’ Equity	$709,120	$590,559

The accompanying notes are an integral part of these statements

IMH SECURED LOAN FUND, LLC
Consolidated Statements of Net Earnings
(Unaudited)
(In thousands, except unit and per unit data)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2008	2007	2008	2007
INTEREST AND FEE INCOME

Mortgage Loans	$49,420	$33,688	$17,069	$12,968
Investments and Money
Market Accounts	1,788	1,177	467	710

Total Interest and Fee Income	51,208	34,865	17,536	13,678
EXPENSES
Management Fees	819	682	300	257
Default Related Expenses	707	—	555	—
Interest Expense:
Borrowings from Fund Manager	—	390	—	44
Participations in Mortgage Loans	—	827	—	127
Borrowings on Note Payable	78	—	—	—

Interest Expense	78	1,217	—	171
Provision for Credit Loss	42,430	—	42,430	—

Total Expenses	44,034	1,899	43,285	428

Net Earnings (Loss)	$7,174	$32,966	$(25,749)	$13,250

Net Earnings (Loss) Allocated to Members per Weighted Average Membership Units Outstanding	$109.99	$857.52	$(368.96)	$275.89

Distribututions to Members per Weighted Average Membership Units Outstanding	$753.76	$840.48	$238.26	$275.89

Weighted Average Membership Units Outstanding	65,225	38,444	69,788	48,028

The accompanying notes are an integral part of these statements

IMH SECURED LOAN FUND, LLC
Consolidated Statement of Members’ Equity
Nine months ended September 30, 2008
(Unaudited)
(In thousands, except unit data)

			Retained
			Earnings	Total
	Members’	Members’	(Accumulated	Members’
	Units	Capital	Deficit)	Equity
Balances at December 31, 2007	57,678	$576,784	$49	$576,833
Net Earnings — Nine Months Ended September 30, 2008	—	—	7,174	7,174
Earnings Distributed	—	—	(25,971)	(25,971)
Reinvestment of Earnings	2,319	23,192	(23,192)	—
Capital Investment — New Members	19,906	199,056	—	199,056
Capital Investment — Existing Members	5,188	51,885	—	51,885
Full Redemptions	(7,504)	(75,041)	—	(75,041)
Partial Redemptions	(4,549)	(45,492)	—	(45,492)
Retained Earnings Paid on Full Redemptions	—	—	(44)	(44)

Net Activity for Period	15,360	153,600	(42,033)	111,567

Balances at September 30, 2008	73,038	$730,384	$(41,984)	$688,400

The accompanying notes are an integral part of these statements

IMH SECURED LOAN FUND, LLC
Consolidated Statements of Cash Flows
Nine months ended September 30, 2008 and 2007
(Unaudited)
(In thousands)

	Nine months ended September 30,
	2008	2007
CASH FLOWS — Operating Activities:
Net Earnings	$7,174	$32,966
Adjustments to Reconcile Net Earnings to Net Cash Provided by Operating Activities:
Provision for Credit Loss	42,430	—
Accretion of Note Discount	(9,639)	—
Increase in Accrued Interest Receivable	(3,933)	(2,982)
Increase in Deposits and Other Assets	(255)	—
Increase in Due From/To Fund Manager	991	251
Increase (Decrease) in Deposit Refund Payable	—	(62)
Increase (Decrease) in Unearned Income	(474)	1,615

Net Cash Provided by Operating Activities	36,294	31,788
CASH FLOWS — Investing Activities:
Mortgage Loans Fundings	(220,905)	(265,832)
Mortgage Loan Repayments	34,544	73,106
Mortgage Loan Repayment from Sale of Whole Loan	31,325	—
Investment in Real Estate Held for Development	(8,116)	—

Net Cash Used in Investing Activities	(163,152)	(192,726)
CASH FLOWS — Financing Activities:
Proceeds from Note Payable to Bank	8,000	—
Repayment of Note Payable to Bank	(8,000)	—
Proceeds from Sale of Whole Loans	—	5,400
Repurchase of Whole Loans Sold	—	(5,238)
Proceeds from Borrowings from Manager	—	10,165
Repayments of Borrowings from Manager	—	(14,616)
Proceeds from Loan Participations Issued	—	37,498
Loan Participations Reacquired	—	(42,279)
Increase (Decrease) in Member Investments
Pending Activation/ Deposits Pending Return	(3,391)	1,915
Members’ Capital Investments	250,941	273,086
Members’ Redemptions	(113,206)	(25,835)
Members’ Distributions	(23,324)	(12,886)

Net Cash Provided by Financing Activities	111,020	227,210

Net Increase (Decrease) in Cash and Cash Equivalents	(15,838)	66,272
Cash and Cash Equivalents:
Beginning of Period	73,604	12,159

End of Period	$57,766	$78,431

Suppleme ntal Cash Flow Information:
Interest Paid	$78	$1,248

Suppleme ntal Disclosure of Non-Cash Financing and Investing Activities:
Real Estate Acquired through Foreclosure	$81,362	$—

Loans Satisfied with Next-Phase Financing	$41,886	$—

The accompanying notes are an integral part of these statements

IMH SECURED LOAN FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
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
     During the nine month period ended September 30, 2008, the Fund established various wholly-owned subsidiaries in connection with the foreclosure of certain loans and acquisition of related collateral property. The accompanying consolidated financial statements include the accounts of the Fund and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
     On October 6, 2008, the Fund furnished a Current Report on Form 8-K to the Securities and Exchange Commission disclosing that IMH, as manager of the Fund, had taken certain actions with respect to the Fund. As allowed by the Fund’s Operating Agreement, effective September 30, 2008, the Manager, on behalf of the Fund, elected to cease the acceptance of any additional Member investments in the Fund, the payment of outstanding redemptions requests that would otherwise have been payable after October 1, 2008, and the identification and funding of any new loans subsequent to September 30, 2008. This election to suspend certain of the Fund’s activities was made in order to prevent impairment of the Fund’s capital and operations and to stabilize the Fund’s liquid assets in order to meet future obligations under the current loan commitments. The freeze was precipitated by a reduction in new Member investment, compounded by a significant number of redemption requests submitted during the latter part of the third quarter, the payment of which would have rendered the Fund without the sufficient capital necessary to fund outstanding lending commitments.
     In order to meet current and on-going cash needs, the Fund may elect to participate or sell certain loans in the portfolio at or near their current par value. As of September 30, 2008, two loans with principal balances totaling $88,385 have been identified and are being marketed for sale. Accordingly, these loans are reflected as held for sale in the accompanying consolidated balance sheets.
     Additionally, the Manager is currently evaluating the Fund’s existing outstanding loan obligations and engaging in discussions with its borrowers to ascertain the necessary funding amounts and timing for each loan, and to discuss potential reductions in funding commitments or to find alternative sources for such fundings. This evaluation is expected to be completed in the fourth quarter of 2008.
     The Manager is evaluating a number of strategies for the Fund, including, but not limited to, the possible timely and orderly liquidation of the Fund, a roll-up of the Fund into one or more possible new investment vehicles, and other potential strategies.
     Moreover, although the Manager may collect fees from time-to-time from the modification of existing loans or a portion of penalties or default fees, the suspension of the Fund’s lending activities has resulted in the loss of the Manager’s primary revenue source. In order to address this reduction in revenue, the Manager has taken, among others, the following steps:
•	Implemented a comprehensive cost reduction program, including a reduction in staff. The reduction in staff affected nearly 40% of the Manager’s employees while preserving core functionality in all operational areas. The Manager projects that monthly operating costs should stabilize during the fourth quarter of 2008 at approximately $700,000 per month.

•	Engaged the services of an investment banking firm to explore financing alternatives available to IMH.

•	Commenced exploring mechanisms through which IMH can continue to participate in the capital markets, including, without limitation, the use of additional funding vehicles to capitalize on what IMH believes are a multitude of opportunities arising from the disruptions in the capital and credit markets.

•	Commenced evaluation of a request for a change in the management fee structure payable to IMH to the level necessary to reimburse IMH for the cost of management services provided.

•	Considered other initiatives, as they arise, to insure the continued viability of the Manager as an operating entity.
     While the Manager believes that many, if not all, of these initiatives will be successful, there can be no assurance that they will be. Thus, the Manager believes that IMH’s ability to continue as a “going concern” for the next 12 months is predicated on the successful completion of most, if not all, of these endeavors.
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
Statement of Cash Flows
     Certain loans in the Fund’s portfolio contain provisions which provide for the establishment of interest reserves which are drawn from the existing note obligation for the satisfaction of monthly interest due in accordance with the terms of the related notes. For purposes of reporting, such draws are reflected as cash transactions in accrued interest and mortgage loan fundings in the accompanying consolidated statements of cash flows.

IMH SECURED LOAN FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)
(In thousands except unit data)
NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES — CONTINUED
Loans Held for Sale
     Loans for which the Fund has the intent to sell, either at origination or acquisition, or subsequent to origination or acquisition, are classified as loans held for sale. Loans classified as held for sale are generally subject to a specific marketing strategy or a plan of sale.
     Loans held for sale are accounted for at the lower of cost or market on an individual basis and are reported as a component of mortgage loans. Direct costs related to selling such loans are deferred until the related loans are sold and are included in the determination of the gains or losses upon sale. Valuation adjustments related to loans held for sale are reported in mortgage loans in the accompanying consolidated balance sheets and other expenses in the accompanying consolidated statements of net earnings and are not included in the allowance for loan losses or the provision for credit loss.
Real Estate Held for Development
     The Fund accounts for real property held for development in accordance with Financial Accounting Standards Board Statement No.144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), which requires an impaired asset (real property or intangible) to be written down to fair value. Real estate held for development is carried at cost, net of impairment losses. The estimation process involved in the determination of fair value is inherently uncertain since it requires estimates as to future events and market conditions. Such estimation process assumes the Fund’s ability to complete development and dispose of its real estate properties in the ordinary course of business based on management’s present plans and intentions. Economic, market, environmental and political conditions may affect management’s plans for development and marketing of such properties. In addition, the implementation of such plans could be affected by the availability of financing for development and construction activities, if such financing is required. Accordingly, the ultimate realization of the fair values of the Fund’s real estate properties are dependent upon future economic and market conditions, the availability of financing, and the resolution of political, environmental and other related issues, many of which are beyond the direct control of management.
Discounts on Acquired Loans
     The Fund accounts for mortgages acquired at a discount in accordance with the provisions of SOP 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (“SOP 03-3”). The provisions of SOP 03-3 require that the amount representing the excess of cash flows estimated by management at acquisition of the note over the purchase price is to be accreted into purchase discount earned over the expected life of the loan (accretable discount). Subsequent to acquisition, if cash flow projections improve, and it is determined that the amount and timing of the cash flows related to the nonaccretable discount are reasonably estimable and collection is probable, the corresponding decrease in the nonaccretable discount is transferred to the accretable discount and is accreted into interest income over the remaining life of the loan using the interest method. If cash flow projections deteriorate subsequent to acquisition, or if the probability of the timing or amount to be collected is indeterminable, the decline is accounted for through the provision for credit loss. Until such time that the timing and amount to be collected under such loans is determinable and probable as to collection, no accretion shall be recorded.

IMH SECURED LOAN FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)
(In thousands except unit data)
NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES — CONTINUED
Direct Default Related Expenses
     In accordance with the Operating Agreement, the Fund is required to pay direct expenses or costs, which include management fees paid to our Manager; expenses or costs related to defaulted loans, foreclosure activities, or property acquired through foreclosure; and interest expense paid on loans that we have sold or participated, but we must account for as secured borrowings. Default related expenses include direct expenses related to defaulted loans, foreclosure activities, or property acquired through foreclosure, such as legal fees, valuation costs related to such assets, operating costs of real estate owned, and an allocation of salaries of personnel who spend their time on defaulted loans, foreclosure activities, or property acquired through foreclosure.
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
Reclassifications
     Certain 2007 amounts have been reclassified to conform to the 2008 financial statement presentation.
NOTE 3 — CASH AND CASH EQUIVALENTS
     A summary of the cash and cash equivalents as of September 30, 2008 and December 31, 2007, with balances as designated by the Manager, follows:

	September 30,	December 31,
	2008	2007
Working Capital Reserve	$21,912	$17,304
Retained Earnings	—	49
Available for Operating Obligations and Lending	35,854	56,251

	$57,766	$73,604

     The Fund maintains its cash balances in multiple accounts at various banks. Fund cash accounts at banks are insured by the FDIC up to $250. In addition, the FDIC protects unlimited amounts held in non-interest bearing transaction accounts held by FDIC insured banks. To date, the Fund has not experienced any losses as a result of any amounts held in excess of the FDIC insurance limits.

IMH SECURED LOAN FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)
(In thousands except unit data)
NOTE 4 — MORTGAGE LOANS, LOAN PARTICIPATIONS AND LOAN SALES
     All mortgage loans are collateralized by a first deed of trust (mortgage) on real property, and generally include a personal guarantee by the principals of the borrower. Often the loans are secured by additional collateral. Independent title companies handle all loan closings and independent third-party companies, with oversight of the Manager, provide construction inspections and loan document management services for the majority of the mortgage loan note obligations that contain construction components.
     The Fund invests in both fixed and variable interest rate loans. All variable interest rate loans are indexed to the Wall Street Journal Prime Interest Rate (“Prime”), substantially all of which are subject to interest rate floors. As of September 30, 2008 and December 31, 2007, loan carrying values (including non-accrual loans), net of the allowance for credit loss, summarized by fixed and variable interest rates within selected interest rate ranges are as follows:

	September 30, 2008
	Fixed Rate		Variable Rate		Total
	#	Amount	#	Amount	#	Amount	%
Current Rate:
8.00%	1	$3,500	—	$—	1	$3,500	0.6%
9.00%	1	5,635	—	—	1	5,635	1.0%
10.00%	1	26,262	—	—	1	26,262	4.8%
11.00%	—	—	1	1,981	1	1,981	0.4%
11.25%	—	—	1	45,239	1	45,239	8.2%
11.50%	2	2,651	6	93,120	8	95,771	17.4%
11.75%	1	4,694	—	—	1	4,694	0.9%
12.00%	10	68,569	9	65,346	19	133,915	24.2%
12.25%	1	630	4	35,034	5	35,664	6.5%
12.50%	—	—	6	18,231	6	18,231	3.3%
12.75%	1	37,857	—	—	1	37,857	6.9%
13.00%	5	18,624	9	53,693	14	72,317	13.1%
13.25%	—	—	1	1,371	1	1,371	0.2%
13.75%	—	—	2	6,555	2	6,555	1.2%
14.25%	—	—	1	62,323	1	62,323	11.3%

Total	23	$168,422	40	$382,893	63	$551,315	100.0%

% of Portfolio		30.5%		69.5%		100.0%

Weighted Average Rate		11.03%		12.37%		11.96%

Number of Loans		23		40		63

Average Loan Carrying Value		$7,323		$9,572		$8,751

IMH SECURED LOAN FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)
(In thousands except unit data)
NOTE 4 — MORTGAGE LOANS, LOAN PARTICIPATIONS AND LOAN SALES — CONTINUED

	December 31, 2007
	Fixed Rate		Variable Rate		Total
	#	Amount	#	Amount	#	Amount	%
Current Rate:
11.50%	2	$26,964	4	$15,022	6	$41,986	8.3%
11.75%	1	3,112	—	—	1	3,112	0.6%
12.00%	7	52,150	13	88,709	20	140,859	27.7%
12.25%	1	631	6	68,948	7	69,579	13.7%
12.50%	3	40,274	8	46,793	11	87,067	17.0%
12.75%	—	—	3	63,371	3	63,371	12.5%
13.00%	7	26,094	—	—	7	26,094	5.1%
13.25%	—	—	2	45,764	2	45,764	9.0%
13.50%	1	5,680	1	4,840	2	10,520	2.1%
13.75%	—	—	1	5,065	1	5,065	1.0%
14.00%	—	—	1	15,480	1	15,480	3.0%

Total	22	$154,905	39	$353,992	61	$508,897	100.0%

% of Portfolio		30.4%		69.6%		100.0%

Weighted Average Rate		12.26%		12.52%		12.44%

Number of Loans		22		39		61

Average Loan Carrying Value		$7,041		$9,077		$8,343

     As of September 30, 2008 and December 31, 2007, the weighted average interest rates earned on variable rate loans (including loans in non-accrual status) was Prime plus 7.37% and Prime plus 5.27%, respectively. The Prime rate was 5.00% and 7.25% at September 30, 2008 and December 31, 2007, respectively. Subsequent to September 30, 2008, the Prime rate was reduced to 4.00%.
     The carrying value of mortgage investments, net of the allowance for credit loss, as of September 30, 2008 have scheduled maturity dates within the next several quarters as follows:

September 30, 2008
Quarter	Amount	Percent	#
Matured	$94,530	17.1%	15
Q4 2008	92,189	16.7%	14
Q1 2009	112,390	20.5%	9
Q2 2009	124,141	22.6%	6
Q3 2009	61,321	11.1%	7
Q4 2009	3,916	0.7%	1
Q1 2010	5,635	1.0%	1
Q3 2010	53,693	9.7%	9
Q1 2011	3,500	0.6%	1

	$551,315	100.0%	63

IMH SECURED LOAN FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)
(In thousands except unit data)
NOTE 4 — MORTGAGE LOANS, LOAN PARTICIPATIONS AND LOAN SALES — CONTINUED
     A mortgage loan’s maturity date may be extended in the normal course of business. Accordingly, repayment dates of the loans may vary from their currently scheduled maturity date. If the maturity date of a loan is not extended, the Fund classifies and reports the loan as matured. At September 30, 2008, 17 loans with carrying values totaling $102,144 were in default, of which 15 with carrying values totaling $94,530 were past their respective scheduled maturity dates, and the remaining two loans were in default as a result of delinquency on outstanding interest payments. Total past due interest on loans in default, excluding loans in non-accrual status was $591. At December 31, 2007, 15 loans with carrying values totaling $133,532 were in default, all of which were past their respective scheduled maturity dates, and three of which (excluding non-accrual loans) were delinquent on outstanding interest payments.
     The Fund has commenced the foreclosure process on 8 of the 17 loans in default. Two loans, although in default, are currently making interest payments and the Fund has not pursued foreclosure action to date. The Fund is negotiating with the borrowers and assessing the possibility of a modification of loan terms for the remaining seven loans in default pending the completion of due diligence. Two of the loans in default are involved in bankruptcy reorganizations. For another loan in default, the Fund is a participating lender and the lead lender has commenced foreclosure proceedings. At September 30, 2008, loans in non-accrual status had carrying values totaling $64,631. Total contractual interest due under the loan terms for the non-accrual loans was $8,272, of which $2,847 is included in accrued interest receivable in the balance sheet, and of which $5,425 has not been recognized as income by the Fund. The remaining 10 loans in default had carrying values totaling $37,513 with accrued interest due totaling $591, which is included in accrued interest receivable in the Fund’s balance sheet. Excluding the loans in bankruptcy reorganization and those in default as a result of nonpayment of interest, loans in default were past their scheduled maturities by a range of 3 to 182 days.
     The geographic concentration of loans in default, net of the allowance for credit loss, at September 30, 2008 is as follows:

	Percent		Carrying	Accrued	Non-Accrued		Wtd. Average
	of Principal	#	Amount	Interest	Note Interest	Total	Loan-to-Value
Arizona	40.1%	11	$40,931	$1,003	$1,693	$43,627	74.5%
California	9.1%	2	9,325	97	—	9,422	94.0%
Idaho	46.7%	3	47,717	2,173	3,649	53,539	95.4%
New Mexico	4.1%	1	4,171	164	83	4,418	85.7%

	100.0%	17	$102,144	$3,437	$5,425	$111,006	84.2%

     Other than as discussed in the preceding paragraph, no loans have loan principal payments 30 days or more past due and no loans have interest payments more than 30 days past due.

IMH SECURED LOAN FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)
(In thousands except unit data)
NOTE 4 — MORTGAGE LOANS, LOAN PARTICIPATIONS AND LOAN SALES — CONTINUED
          In accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan (“SFAS No. 114”) and SFAS No. 157 — Fair Value Measurements (“SFAS No. 157”), management performed an evaluation for impairment for all loans in default as of September 30, 2008, as well as other material selected loans, particularly in locations where the underlying collateral has been significantly impacted by recent declines in real estate values. Under the provisions of SFAS No. 114, a loan is considered to be impaired when it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Further, a creditor shall measure impairment based on the fair value of the collateral if the creditor determines that foreclosure is probable. Under SFAS No. 114, if the loan is collateral dependent, impairment is to be measured based on the fair value of the collateral in relation to contractual amounts due under the terms of the loan. All Fund loans are deemed to be collateral dependent.
          As all loans in the Fund’s portfolio are collateral dependent, we performed an analysis of fair value of that collateral under the provisions of SFAS No. 157 utilizing primarily a modeling technique commonly used in our industry using Level 3 inputs. Level 3 inputs are unobservable inputs utilized in assumptions to value the asset. Level 3 inputs, as described in SFAS No. 157, were used to measure fair value to the extent that observable inputs were not available because there is little, if any, market activity for the asset at the measurement date. The underlying collateral of our loans vary by stage of completion, which consists of either raw land, entitled land, partially developed, or mostly developed/completed projects. To evaluate this collateral, we performed different procedures depending on the stage of the collateral, which are described below, along with a summary of key assumptions utilized in our evaluations of fair value:
•	For collateral to be developed, the initial unit sales price utilized was based on local market, comparable prices from the fourth quarter of 2007, discounted by 20%. Management assumed a 50 basis point increase per quarter from the initial sales price over the sell-out period (i.e., not compounded), an amount generally less than half of the actual historical trend for the states in which the subject markets exist. Management considered this a fair exchange price in an orderly transaction between market participants to sell the asset, assuming its highest and best use as determined by management, in the principal or most advantageous market for the asset.

•	For collateral to be developed, the additional development costs, operating and selling cost assumptions were based on actual costs reported during the fourth quarter of 2007 obtained from an independent third party.

•	For collateral whose development is complete or nearly complete which are expected to be leased initially to allow for stabilization of market prices before being sold, management utilized operating revenue and costs for comparable projects using current operating data obtained by management. Upon assumed stabilization of real estate markets, management utilized unit sales prices comparable to fourth quarter 2007 pricing.

•	Based on the resulting net cash flows derived from the utilization of the above assumptions, management applied risk-adjusted annual discount rates ranging from 15% to 40% to the net cash flows, depending on the projected build-out term, the project type, the location and assumed project risk.

•	For raw or improved land assumed to be sold on a bulk sale basis, management utilized previously obtained appraised values, discounting such values by 25% to 60%, depending on the location and assumed project risk.

IMH SECURED LOAN FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)
(In thousands except unit data)
NOTE 4 — MORTGAGE LOANS, LOAN PARTICIPATIONS AND LOAN SALES — CONTINUED
     Based on the results of the analysis, management recorded a provision for credit loss of $42,430 for the nine and three months ended September 30, 2008. The provision was applied to ten specific projects, in amounts ranging from $325 to $20,000. The underlying collateral for two of the loans with a provision of $1,300 were acquired by foreclosure during the nine months ended September 30, 2008.
     At September 30, 2008, the allowance for credit loss totaled $45,440, representing 8.2% of the total loan portfolio. Management believes that, with the existing allowance for credit loss recorded as of September 30, 2008, the fair value of the underlying collateral of the Fund’s portfolio is sufficient to protect the Fund against any loss of the net carrying value of loan principal or accrued interest, and that no additional allowance for credit loss is considered necessary. While the above results reflect management’s assessment of fair value as of September 30, 2008 based on currently available data, management will continue to evaluate the loan portfolio during the fourth quarter of 2008 and beyond to determine the adequacy and appropriateness of the allowance for credit loss as of year end and to update our loan-to-value ratios. This procedure will include obtaining updated third party appraisals for both non-performing loans and other loans management deems to be at risk of default or foreclosure. Such updates could yield materially different values and potentially increase impairment losses at year-end compared to the values at September 30, 2008.
     The Fund classifies loans into categories for purposes of identifying and managing loan concentrations. A summary, as of September 30, 2008 and December 31, 2007, of loan carrying values, net of the allowance for credit loss, by concentration category, is as follows:

IMH SECURED LOAN FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)
(In thousands except unit data)
NOTE 4 — MORTGAGE LOANS, LOAN PARTICIPATIONS AND LOAN SALES — CONTINUED

	September 30, 2008			December 31, 2007
	Amount	%	#	Amount	%	#
Held for Investment	$7,104	1.3%	2	$—	—	—
Processing Entitlements	185,092	33.6%	13	201,266	39.6%	19

	192,196	34.9%	15	201,266	39.6%	19

Entitled Land:
Held for Investment	115,341	20.9%	17	135,060	26.5%	11
Infrastructure under Construction	57,175	10.4%	4	60,037	11.8%	5
Improved and Held for Vertical Construction	18,416	3.3%	4	14,800	2.9%	3

	190,932	34.6%	25	209,897	41.2%	19

Construction & Existing Structures:
New Structure — Construction in-process	36,433	6.6%	15	70,864	13.9%	17
Existing Structure Held for Investment	36,832	6.7%	5	26,870	5.3%	6
Existing Structure — Improvements	94,922	17.2%	3	—	—	—

	168,187	30.5%	23	97,734	19.2%	23

	$551,315	100.0%	63	$508,897	100.0%	61

     As of September 30, 2008 and December 31, 2007, the geographic concentration of loan principal balances, net of the allowance for credit loss, by state, follows:

	September 30, 2008			December 31, 2007
	Amount	Percent	#	Amount	Percent	#
Arizona	$266,086	48.4%	32	$228,363	44.8%	34
California	152,894	27.7%	20	171,560	33.7%	15
New Mexico	5,240	1.0%	2	4,469	0.9%	2
Texas	54,249	9.8%	4	32,114	6.3%	5
Idaho	42,082	7.6%	2	48,635	9.6%	2
Minnesota	16,258	2.9%	1	14,781	2.9%	1
Nevada	7,969	1.4%	1	8,975	1.8%	2
Utah	6,537	1.2%	1

	$551,315	100.0%	63	$508,897	100.0%	61

Average Loan Principal Balance	$8,751			$8,343

     As of September 30, 2008, there was one individual borrower whose aggregated borrowings totaled $62,323, which was in excess of 10% of our total mortgage loan principal balance outstanding (although at the time of origination, the principal balance was less than 10% of the total mortgage loan principal balance outstanding), but represented only 8.8% of total assets. As of December 31, 2007, there were no individual borrowers or borrower groups whose aggregated borrowings were in excess of 10% of our total mortgage loan principal balance outstanding.

IMH SECURED LOAN FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)
(In thousands except unit data)
NOTE 4 — MORTGAGE LOANS, LOAN PARTICIPATIONS AND LOAN SALES — CONTINUED
     For purposes of meeting short-term liquidity demands, the Fund has historically entered into the partial sale of loans through loan participation agreements with various third parties and the Manager. Origination fees (points) paid to the participants in connection with the participation transactions were paid by the Manager in accordance with the Operating Agreement. The Fund issued participations in loans to third parties totaling $36,418 during the year ended December 31, 2007. No participations were issued during the nine months ended September 30, 2008. Additionally, the Fund occasionally enters into agreements to sell whole loans to third parties, which during the year ended December 31, 2007, totaled $5,400. During the nine months ended September 30, 2008, the Fund was approached by a third party that offered to purchase a loan from the Fund at 101% of its par value. Due to the nature of this transaction, it was treated as an investing activity in the consolidated statement of cash flows rather than a financing activity, which is how the Fund’s typical whole loan sales are treated. Historically, the Manager had not expected that loan sales would occur in the ordinary course of business. However, given the Manager’s decision to suspend various activities of the Fund and the uncertainty in the markets generally, including credit markets related to take-out financing for our borrowers, certain loans may be sold in the future.
     Although there is no right or obligation for the Fund to do so, in the past the Fund has repurchased certain loans sold to third parties at the request of the purchaser. During the year ended December 31, 2007, the Fund reacquired participations totaling $41,356 and repurchased whole loans totaling $5,238, respectively. There were no whole loans or participations reacquired by the Fund during the nine months ended September 30, 2008. In addition, there was no remaining liability for participation loans issued at September 30, 2008 or December 31, 2007.
     For information regarding participations and whole loan sales, and repurchases thereof, involving the Manager, see Note 8.
Mortgage Loans Held for Sale
     At the time of loan origination, management generally intends to hold all loans to maturity and has no plans or intent to sell such loans. However, as a result of the suspension of certain of the Fund’s activities and the lack of available liquidity to satisfy the obligations of the Fund, the Manager has selected certain loans within the Fund’s portfolio to actively market for sale. Based on the attractive interest rates and terms of such loans, the Manager believes it will be able to sell such loans at an amount equal to the par value of the loans. As such, no provision for loss on the sale of such loans has been recorded in the accompanying consolidated financial statements.
Accretable Discounts on Acquired Loans
     The Fund has purchased certain mortgage investments at a discount for which the accretable discount was being accreted into interest income over the estimated remaining life of the loan, in accordance with SOP 03-3. Management is required to estimate the amount and timing of the future cash flows of the loan, which may differ from the amount and timing of actual cash flows. For certain loans previously purchased, management previously estimated the loan payoff period to be 12 months from the date of acquisition. However, based on recent economic conditions and events, subsequent to September 30, 2008, the Manager re-evaluated the timing of the loan amount to be collected and concluded that the timing of collection is undeterminable as of September 30, 2008. As a result, management recorded an impairment charge, which is included in the provision for credit loss in the accompanying consolidated statement of net earnings, equal to the amount interest income accreted during the nine months ended September 30, 2008, or $7,230. Additionally, the Fund recorded a receivable due from the Manager for the portion of accretion distributed to the Manager during the nine months ended September 30, 2008, or $2,410, which is included in Due from Fund Manager in the accompanying consolidated balance sheets, net of other related amounts payable to the Manager totaling $150. Management will continue to evaluate the timing and collectibility of notes purchased at discount in accordance with SOP 03-3.

IMH SECURED LOAN FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)
(In thousands except unit data)
NOTE 5 — REAL ESTATE HELD FOR DEVELOPMENT
     During the nine months ended September 30, 2008, the Fund took title to the underlying real estate collateral of nine loans in default with a net book value of approximately $80,736 at September 30, 2008. Additionally, in March 2008, the Fund purchased certain real estate with a current book value of approximately $7,442, located in Arizona that is contiguous to the collateral property of certain loans in the loan portfolio, in order to maintain and enhance the overall project value. All real estate held for development is located in California, Arizona, and Texas. In the opinion of management, the estimated net realizable values of such properties exceed the current carrying values of the Fund’s investment in the properties as of September 30, 2008.
     In anticipation of and in connection with the rise in defaulted loans and subsequent acquisition of related collateral in the first quarter of 2008, the Manager established an asset management department to manage the activities of the projects subsequent to foreclosure. Such activities include the preparation of detailed analyses supporting various alternatives to determine the highest and best use for the development and ultimate liquidation of such projects. The Manager continues to evaluate various alternatives for the ultimate disposition of such investments, including partial or complete development of such properties or disposal of such properties on an as-is basis. Project development alternatives may include, either through joint venture or on a project management basis, the development of the project through entitlement, completion of various improvements or complete vertical construction. The Manager has not developed or adopted any formal plan to dispose of such assets to date. Accordingly, no such assets are reflected as held for sale.
NOTE 6 — NET EARNINGS, DISTRIBUTIONS REINVESTED AND DISTRIBUTIONS PAYABLE TO MEMBERS AND REDEMPTIONS
     Historically, Fund Members elected to either reinvest distributable monthly earnings or to have earnings distributed to them in cash. Distributions reinvested, which is a non-cash transaction, totaled $23,192 and $18,246 for the nine months ended September 30, 2008 and 2007, respectively. Distributions payable as of September 30, 2008 and December 31, 2007 totaled $4,830 and $2,183, respectively. Effective September 30, 2008, the Fund suspended the option by which Members could reinvest monthly distributions. See Note 1 for further discussion.

IMH SECURED LOAN FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)
(In thousands except unit data)
NOTE 6 — NET EARNINGS, DISTRIBUTIONS REINVESTED AND DISTRIBUTIONS PAYABLE TO MEMBERS AND REDEMPTIONS — CONTINUED
     Member redemptions paid during the nine months ended September 30, 2008 and 2007 were $113,206 and $25,835, respectively. Redemptions paid during the nine months ended September 30, 2008 included redemptions payable at December 31, 2007 totaling $6,114. Also, as of September 30, 2008, redemption requests satisfying the 60 day notice period and immediately payable as of September 30, 2008 totaled $13,485 which are reflected as liabilities in the consolidated financial statements. In addition to those redemption requests payable as of September 30, 2008 the Fund Manager had received redemption notices for approximately $51,092. However, effective September 30, 2008, for purposes of preserving liquidity for Fund to meet its lending obligations, management has elected to suspend the payment of all redemption requests. Alternatively, in the event that the Fund resumes historical activities, the existing redemption request queue that existed prior to the date on which Fund suspended the ability to Members to have their units redeemed may be re-established. See Note 1 for further discussion.
NOTE 7 — NOTE PAYABLE TO BANK
     In February 2008, the Fund secured a $10,000 note payable to a bank, of which the Fund drew only $8,000, which matured and was repaid in May 2008. There was no outstanding balance at September 30, 2008. The note had an annual interest at a rate of 4.25%. Interest incurred on the note payable was $78 for the nine months ended September 30, 2008. The note was collateralized by a $10,000 certificate of deposit bearing annual interest at a rate of 3.25%.
NOTE 8 — MANAGEMENT FEES AND RELATED PARTY ACTIVITY
Management Fees and Other Amounts Due to Manager
     For managing the Fund, the Manager is entitled to a 25 basis point annualized fee, payable monthly, based on the Fund’s total mortgage loan principal balance at each month-end, excluding loans in non-accrual status and other non-performing assets. For the nine months ended September 30, 2008 and 2007, the Fund Manager earned management fees of $819 and $682, respectively. As of September 30, 2008 the Manager was owed $106 for management fees, which is included in Payables to Fund Manager in the accompanying consolidated balance sheets.
     In addition, the Manager is entitled to 25% of any amounts recognized in excess of the Fund’s principal and note rate interest due in connection with loans held in whole or in part by the Fund. During the nine months ended September 30, 2008 and 2007, the Manager earned $1,010 and $101, respectively, in connection with this provision, which is reported net of mortgage loan income in the accompanying consolidated statements of net earnings. As of September 30, 2008 no amounts were due to the Manager under this provision. In connection with the recording of an impairment on a loan for which the Manager previously received certain amounts in accordance with this provision, the Fund recorded a receivable from the Manager totaling $2,410, net of other related amounts payable to the Manager totaling $150, which is included in due from Fund Manager in the accompanying consolidated balance sheet.
     Under the terms of the Operating Agreement, the Fund is responsible for the payment of expenses or costs related to defaulted loans, foreclosure activities, or property acquired through foreclosure. In connection with the loan defaults and foreclosure activities of the Fund during the current fiscal year, the Manager incurred certain direct costs which are reimbursable by the Fund under this provision of the Operating Agreement. For the nine months ended September 30, 2008, the Manager incurred $451 in default and foreclosure related costs, which is included in Default Related Expenses on the accompanying consolidated statement of net earnings. This amount is also included in Payables to Fund Manager on the accompanying consolidated balance sheet as of September 30, 2008.

IMH SECURED LOAN FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)
(In thousands except unit data)
NOTE 8 — MANAGEMENT FEES AND RELATED PARTY ACTIVITY — CONTINUED
     In connection with the modification of certain loans, the borrowers and Manager agreed to defer the payment of related processing and administrative fees due to the Manager until the payoff of the respective loans. As such, the Fund has recorded these processing and administrative fees totaling $600 in Payables to Fund Manager on the accompanying consolidated balance sheet as of September 30, 2008. These deferred fees bear interest, payable to the Manager, at the same rate of the related mortgage notes.
     For loans originated on behalf of the Fund, the Manager receives all the revenue from loan origination and processing fees (points) and other related fees, which are paid by the borrower. For the nine months ended September 30, 2008 and 2007, the Manager earned origination, processing and other related fees of approximately $20,327 and $23,511, respectively, all of which were earned on loans funded by the Fund.
Related Party Investments and Borrowings
     During the nine months ended September 30, 2008 and 2007, the Fund sold $0 and $10,165, respectively, in mortgage loans to the Manager and the Fund repurchased loans totaling $0 and $14,616 from the Manager during these periods. No balance was due to IMH at September 30, 2008 or December 31, 2007. For the nine months ended September 30, 2008 and 2007, the interest incurred on the loans purchased totaled $0 and $390, respectively, and this amount was recorded in the consolidated financial statements as both interest income and interest expense.

IMH SECURED LOAN FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)
(In thousands except unit data)
NOTE 9 — COMMITMENTS AND CONTINGENCIES
          Undisbursed loans-in-process and interest reserves reflected on the accompanying consolidated balance sheet generally represent the unfunded portion of construction loans pending completion of additional construction and interest reserves for all or part of the loans’ terms. As of September 30, 2008, the Fund had $114,144 in total undisbursed loans-in-process and interest reserves (including $34,990 for loans held for sale), although the funding of a significant portion of these undisbursed amounts are contingent on various project milestones, and other contingencies, many of which have not been met to date or may not bet met at all. Accordingly, the Manager estimates that approximately $60,000 of this total will be funded within the next 12 months. Additionally, the Manager is currently discussing alternatives with various borrowers to potentially reduce the total outstanding commitment. With available cash and cash equivalents of $57,766 at September 30, 2008, scheduled loan payoffs, the suspension of Member redemptions, the suspension of new loan request fundings, proceeds from the possible sale of loans, and other available sources of liquidity, including potential loan participations or loan sales, the Fund expects to meet its obligation to fund these undisbursed amounts in the normal course of business.
     We are party to litigation as the plaintiff or defendant in the ordinary course of business in connection with loans that go into default or for other reasons. While various asserted and unasserted claims exist, the resolution of these matters cannot be predicted with certainty, and we believe, based upon currently available information, that the final outcome of such matters will not have a material adverse effect, if any, on our results of operations or financial condition.
     Following the suspension of certain Fund activities, including the suspension of Member redemptions, the Fund received notification of a complaint made to the SEC from an investor, while other Members have threatened litigation against the Fund for similar reasons. While no specific litigation has been filed to date, resolution of these or other matters that may arise as a result of the change in Fund activities cannot be predicted with certainty, and we believe, based upon currently available information, that the final outcome of such matters will not have a material adverse effect, if any, on our results of operations or financial condition.

(THIS PAGE INTENTIONALLY LEFT BLANK)

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
Forward-Looking Statements
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
          The forward-looking statements that we make in this Form 10-Q are subject to a variety of risks, uncertainties and other factors that could cause actual results to differ materially from such forward-looking statements. Some of the important factors that could cause our actual results to differ from those projected in any forward-looking statements include, but are not limited to, the following factors, which are discussed in greater detail in the “Risk Factors” section of our Form 10-K and in Part II Item 1A. of this Quarterly Report on Form 10-Q:
•	As allowed in the Fund’s Operating Agreement, the Manager has elected to suspend certain activities of the Fund, including the acceptance of any additional Member investments in the Fund, the payment of outstanding redemptions requests that would otherwise have been payable after October 1, 2008, and the identification and funding of any new loans. This election to suspend certain of the Fund’s activities was made in order to prevent impairment of the Fund’s capital and operating activities and to stabilize the Fund’s liquid assets in order to meet future obligations under the current loan commitments. Several of the risks described below are described under the assumption that the Fund will resume its historical activities in the same manner. However, there can be no assurance that the activities of the Fund will resume in the foreseeable future, if ever.

•	As a result of the suspension of the Fund’s activities, the Manager believes that its ability to continue as a “going concern” for the next 12 months is predicated on the successful completion of various initiatives being undertaken. If IMH is unable to continue in its capacity as Manager of the Fund, a replacement manager will need to be identified which could result in a significantly different management fee structure and which may require to the Fund to bear certain overhead costs that are presently paid by IMH.

•	If the Fund’s liquidity continues to dissipate and the Fund is unable to meet its current obligations, the Fund may be forced to sell certain assets of the Fund for a price at or below their current book value which could result in a loss.

•	We are subject to the risk that, despite recent actions and proposals by the U.S. government and governments around the world, banks and other financial institutions may not be willing to lend and/or interest rates and the yield curve may change, which could adversely affect the ability of our borrowers to repay our loans or obtain take-out financing in a timely manner, on reasonable terms, or at all, which would adversely affect our liquidity and operating results.

•	Our business may be adversely affected by the general economic slowdown or recession in the U.S. or abroad.

•	Our units lack liquidity and marketability and our Members have a limited ability to sell their units or have their units redeemed. As a result, our Members may lose their entire investment or may not be able to sell their units or have them redeemed in a timely manner, or at all, or at the price they paid.

•	As a mortgage lender, we are subject to a variety of external forces that could have a material adverse effect our operations and results, including, without limitation, fluctuations in interest rates, fluctuations in economic conditions (which are exacerbated by our limited geographic diversity), competition and amount of available capital and the effect that regulators or bankruptcy courts could have on our operations and rights as a secured lender.

•	In recent periods, the homebuilding and capital markets have experienced a severe downturn. Although we are not a direct participant in these markets, we face secondary exposure to downturns in these markets because the markets we serve are directly impacted by events that occur in the homebuilding and capital markets. As a result, we have experienced an increase in delinquencies on our loans and foreclosure activity relating to the collateral securing our loans, which has and may continue to adversely affect our liquidity.

•	Real estate assets acquired in foreclosure or through other means are generally non-earning assets that reduce the distributable yield to investors. Moreover, the ultimate disposition and liquidation of such assets may not occur for an extended period of time, which would adversely affect our liquidity.

•	Our borrowers are exposed to various risks associated with owning real estate, and unexpected costs or liabilities could reduce the likelihood that our borrowers will be able to develop or sell the real estate, which could increase the likelihood that our borrowers will default on the loans or may require us to advance additional amounts to preserve and protect our interest in the related assets.

•	We are subject to risks generally associated with the ownership of real estate and real estate-related assets, including changing economic conditions, environmental risks, the cost of and ability to obtain insurance and risks related to developing and leasing of properties.

•	Our loans, which are not guaranteed by any government agency, are risky and are not sold on any secondary market, and our underwriting standards may not protect Members from loan defaults or ensure that sufficient collateral, including collateral pledged by guarantors, will exist to protect Members from any such defaults.

•	We rely exclusively on our Manager to select and manage the mortgage loans in which we invest, and our Manager has limited experience with such activities or sponsoring mortgage funds, although certain employees of the Manager do have such experience. Our Members have no right to participate in decisions relating to the activities of our Manager, including, without limitation, the right to participate in selecting and managing mortgage investments.

•	If the Manager elects to resume historical Fund activities, the Manager may not be able to identify and close suitable loans for funding in a timely manner or in a time frame that corresponds with the raising of investor capital, thereby resulting in lower or varying Member yields.

•	Prior to the Manager’s election to suspend certain of the Fund’s activities, we were transitioning our lending strategies to increase the percentage of our assets allocated to loans on commercial and income-producing properties. We were also beginning to emphasize smaller loans, in the $2 million to $10 million range, although we also intended to consider making larger loans — over $50 million — on a select basis. In the event that the Fund resumes historical activities and continues the foregoing lending strategy, there can be no assurance that we will be able to implement these strategies or that, if implemented, they will be successful. Making loans above $50 million would result in higher loan concentrations, and greater dependence on single borrowers, which may increase the risk of loss to investors.

•	We have experienced higher levels of redemptions from Members, and have suspended the acceptance of new Member investments in the Fund, and the payment of redemption requests. If the Manager does not resume historical Fund activities and we are unable to replace these funds with new investor contributions or other funding sources, we may be unable to satisfy our liquidity needs.

•	We are obligated to pay certain fees to our Manager, which may materially and adversely impact our operating results and reduce cash available for investment and distributions.

•	Our Manager will face conflicts of interest, including, without limitation, competing demands upon its time, its involvement with other activities and entities and its desire to generate origination proceeds at the risk of extending or participating in loans not suitable for the Fund, all of which could have a material adverse effect on us.

•	As a publicly reporting company, we are required to divert considerable resources to new compliance initiatives, including refining our disclosure controls and procedures and internal control over financial reporting, as well as compliance with accounting and reporting initiatives relating to valuation of our assets.

•	The suspension of the Fund activities may persist for an extended period of time, and the Fund may not resume historical activities at all. Unless the Fund activities resume, the Fund will be unable to capitalize on potential current lending opportunities that the Manager believes exist in the marketplace.

•	There are material income tax and retirement plan risks associated with ownership of our units.
          The foregoing list of factors is not exhaustive. You should carefully consider the foregoing factors and the other uncertainties and potential events described in our previously filed Form 10-K and elsewhere in this Form 10-Q. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and involve inherent risks and uncertainties. The forward-looking statements contained in this report are made only as of the date hereof. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Except as required by applicable law, including the securities laws of the United States, we undertake no obligation, and disclaim any duty, to update or revise information contained herein to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Overview of the Business
     We historically have invested in and managed mortgage investments, consisting primarily of short-term commercial mortgage loans collateralized by first mortgages on real property (herein referred to as mortgages), and performed all functions reasonably related thereto, including developing, managing and either holding for investment or disposing or real property acquired through foreclosure or other means. IMH is our Manager. Since we commenced operations in August 2003, we have originated in excess of $1.2 billion of real estate loans.
     We have historically loaned capital provided by investment in units by our Members. Only accredited investors, as defined by Rule 501 of Regulation D promulgated under the Securities Act, may invest in the Fund. Although the minimum initial investment is $50, investment accounts tend to be substantially larger. We have offered units for sale since May 2003 pursuant to the exemption from registration provided by Rule 506 of Regulation D.
     As allowed by the Fund’s Operating Agreement, effective September 30, 2008, the Manager elected to suspend certain activities of the Fund, including the acceptance of any additional Member investments in the Fund, the payment of outstanding redemptions requests that would otherwise be payable after October 1, 2008, and the identification and funding of any new loans. This election was made in order to prevent impairment of the Fund’s capital and operations and to stabilize the Fund’s liquid assets in order to meet future obligations under the current loan commitments.
     As a result of the suspension of the Fund’s activities, the Manager believes that its ability to continue as a “going concern” for the next 12 months is predicated on the successful completion of various initiatives being undertaken.
Industry Conditions and Fund Strategy
     During the past several months and particularly during the third quarter of 2008, the US and global economies underwent a dramatic, fundamental, and permanent change. During this time, the credit and liquidity problems surrounding the mortgage markets and impacting the U.S. economy generally have deepened, placing severe pressure on liquidity and asset values. Some of the world’s largest financial and investment institutions experienced government seizure, forced merger, or liquidation. Corporate giants Morgan Stanley, Goldman Sachs, and General Electric all have experienced credit and liquidity difficulties leading to emergency capital injections by foreign banks and Warren Buffett. Bear Stearns, IndyMac Bancorp and Washington Mutual, after experiencing financial difficulties, were acquired by other large companies. Lehman Brothers Holdings Inc., a major investment bank, experienced a major liquidity crisis and declared bankruptcy. Further, the U.S. government announced that it would lend significant amounts to American International Group to avert a similar liquidity crisis and potential bankruptcy. At the end of September 2008 and in early October 2008, several large European banks all received either assistance from their respective governments or were acquired by other large global banks.
     In response, the U.S. government and other governments around the world have taken various actions to address market issues. On September 7, 2008, the U.S. government placed Fannie Mae and Freddie Mac under its conservatorship as part of the recent enactment of the Housing and Economic Recovery Act of 2008, or the Act. The Act also seeks to forestall home foreclosures for distressed borrowers and assist communities with foreclosure problems. The Emergency Economic Stabilization Act of 2008, or EESA, was also recently enacted. The EESA provides the U.S. Secretary of the Treasury with various authority including to establish a Troubled Asset Relief Program, or TARP, to purchase from financial institutions up to $700 billion of residential and commercial mortgages; to inject capital first into the country’s largest banks and potentially to thousands of the country’s smaller banks, if needed; and

increases FDIC deposit insurance limits temporarily (until December 2009) from $100 to $250. At the time of the passage of the bailout bill, the stock market experienced significant declines and volatility. Other governments around the world have injected capital into troubled institutions in their countries, made loans, made promises of continued liquidity funding and have also worked with large institutions to acquire troubled institutions. Recently, the U.S. government and other governments of more economically developed countries (such as New Zealand, Australia, Japan and Saudi Arabia) have all instituted interest rate cuts to help stimulate their economies.
     Although these actions are intended to shore up credit markets and eliminate market volatility, we continue to operate under very difficult market conditions. There can be no assurance that these various actions will have a beneficial impact on the global financial markets. We cannot predict whether or when these actions or future actions could have on our business, results of operations and financial conditions. In the near term, we are uncertain of the impact the bailout will have on improving the current lack of liquidity and credit. We believe the near-term credit freeze and the lack of liquidity will not be alleviated by either corporate consolidations or injections of bailout capital. Banks have not been, and we believe will not be, lending in a meaningful way for the foreseeable future. These circumstances caused us to conclude that we need to make swift but prudent adjustments to our business operations and management policies, which include:
     Management Policies
•	Maintain capital to honor all Fund commitments and obligations.

•	Manage and protect the existing portfolio effectively.

•	Remain steadfast against “fire-sale” liquidation of Fund assets.

•	Continue to make meaningful pro-rata cash distributions on a monthly basis to Fund Members.
     To position the Fund to weather the downturn, and to place the Fund in a position to capitalize on opportunities when the markets correct, the Manager has taken the following actions, among others:
•	Suspension of Fund Investor Activities: Short-term bridge loans to facilitate real estate entitlement, development and interim financing constitute the heart of our Fund’s business model. This model relies on market capital availability. However, current market conditions have virtually eliminated these traditional sources of take-out financing. We believe it will take 12-24 months for markets and capital sources to begin to “normalize”, although there can be no assurance that the markets will stabilize in this timeframe.

Based on the events of recent weeks, we expect that there will be a lack of take-out financing for many of the loans in our portfolio. As a result, we have determined that the Fund’s short-term financing platform will need to be modified — both in policy and action — in order to deal with the current credit freeze. Accordingly, the Fund has taken the following actions effective September 30, 2008:
•	The Fund suspended accepting any additional Member investments in the Fund.

•	The Fund suspended reinvesting monthly distributions.

•	The Fund plans to pay all future monthly distributions in cash, eliminating the re-invest option.

•	The Fund cancelled all pending redemption requests.

•	The Fund suspended accepting any new redemption requests.

•	The Fund plans to continue to work toward meaningful distributions to its Members.

•	The Fund suspended accepting any new loan requests.

•	The modification of certain loans in the Fund’s portfolio have resulted in, and are expected to continue to result in, an extended term of maturity of two years or longer.
     We believe these management adjustments are appropriate and prudent in light of the current conditions of the U.S. and global capital markets. We will continue to evaluate all assets in the Fund on a case-by-case basis, each with an emphasis on preserving capital, generating liquidity, and providing Member distributions. These policies will remain in effect until IMH determines that they should be changed.
     We believe that we can achieve the most significant and the safest results for Fund Members by following this course of action and that these actions, when combined with the Fund’s cash-on-hand, allows us adequate time to continue to make prudent decisions to maximize the Fund’s value. We will continue to protect and preserve Fund assets aggressively and decisively in market conditions that currently challenge the entire global economic structure. Asset safety and return of capital for Fund Members remain our primary objectives.
     Despite these actions, we have experienced and are likely to continue to experience:
•	Continued economic, legislative and regulatory pressure on housing values and mortgage origination volumes, which has adversely affected, and we believe will continue to adversely affect, the demand for the residential and commercial projects our borrowers participate in and develop;

•	The erosion of the credit markets has virtually eliminated all take-out financing options available to our borrowers, resulting in increased delinquencies of our loans and foreclosure activity relating to the collateral securing our loans, which reduces the earning asset base of our asset portfolio; and

•	Continued disruptions in the secondary mortgage and debt capital markets, which adversely affects the ability of some of our borrowers to find alternative or follow-on financing and repay our loans.
     Historically, we have taken various actions to preserve and protect the Funds assets, including:
•	Asset Class Avoidance: Prior to the suspension of certain of the Fund’s activities, IMH minimized the Fund’s investment in a number of asset classes because IMH believed such investments would have resulted in an unnecessary risk to investor capital. These asset classes included condominium conversions, high-rise condominiums, public homebuilder projects, large land parcels not in proximity to existing development, and office condominiums.

•	Portfolio Diversification: Although the Fund’s portfolio is concentrated in Arizona and California, over the past several years the Fund had diversified into several markets that IMH believes reflect long-term affordability and economic growth. In the event that the Fund resumes its historical activities, IMH anticipates increased geographic diversification in the portfolio. IMH would also anticipate increasing the percentage of its assets allocated to loans on commercial properties. The Fund would also explore increasing its emphasis on smaller loans, in the $2 million to $10 million range (although it also intends to consider making larger loans — over $50 million — on a select basis).

•	Underwriting: IMH has utilized, and if the Fund resumes its historical activities, it anticipates it would continue to utilize, residual analysis methodology in its underwriting process. This methodology results in an assessment of whether there is there sufficient “equity” in the loan that, in the event of a default and foreclosure, we could complete development of the project in a manner such that the fair value of the project in the marketplace would exceed our aggregate investment, ideally generating a return of 18%-20% or more. We believe this type of analysis mitigates the likelihood of loaning too much money in relation to a project’s value and has allowed the Fund to remain well-positioned in a volatile market.
     As a result of the tightening of credit markets, loan defaults have continued to rise and are expected to rise further due to the circumstances described above. Although investors often view a defaulted loan as a loss event, IMH historically only funded loans it believed had an abundance of equity. Therefore, if and when a default occurs, IMH believes the Fund will be well positioned to preserve its Members’ capital, and potentially recover default interest and fees and possibly more. For example, in the first nine months of 2008, Members earned in excess of $2.4 million in default interest and fees. However, there can be no assurance that the Fund will collect default interest and penalties in the future, and if such amounts are collected, the timing and amount of such items cannot be predicted with certainty. In the aggregate, IMH believes it has positioned the Fund to maintain investors’ capital despite an increase in loan defaults. The Manager continues to evaluate financing alternatives in an effort to provide exit strategies for its borrowers.
     The Manager is evaluating a number of strategies for the Fund, including, but not limited to, resuming the historical activities of the Fund, potentially with modifications to the Operating Agreement and investment strategy, the possible timely and orderly liquidation of the Fund, a roll-up of the Fund into one or more possible new investment vehicles, or other possible recovery strategies. The Manager will continue to evaluate alternatives for the Fund.

Selected Financial Data
     The table that follows sets forth certain financial data of the Fund. The summary financial data are derived from our audited and unaudited financial statements and other financial records.

	(Unaudited)		(Unaudited)
	As of and for the Nine		As of and for the Three		As of and for the
	Months Ended September 30,		Months Ended September 30,		Year Ended
	2008	2007	2008	2007	December 31, 2007
Cash and cash equivalents	$57,766	$78,431	$57,766	$78,431	$73,604
Total assets	$709,120	$535,191	$709,120	$535,191	$590,559
Interest income and fees	$51,208	$34,865	$17,536	$13,678	$49,763
Management fees	$819	$682	$300	$257	$968

Interest expense	$78	$1,217	$—	$171	$1,220
Net earnings (loss)	$7,174	$32,966	$(25,749)	$13,250	$45,675
Net distributions to Members	$49,163	$32,311	$16,627	$13,250	$46,920
Net Member distribution as a % of net earnings	685.3%	98.0%	(64.6%)	100.0%	102.7%

Net earnings (loss) allocated to Members per weighted average membership units outstanding	$109.99	$857.52	$(368.96)	$275.89	$1,073.47
Net distributions to Members per weighted average membership units	$753.76	$840.48	$238.26	$275.89	$1,102.72
Average annualized yield to Members	9.93%	11.32%	9.23%	10.94%	11.09%

Member Equity Related:
Retained earnings (Accumulated deficit)	$(41,984)	$2,028	$(41,984)	$2,028	$49
Total Members’ equity	$688,400	$526,487	$688,400	$526,487	$576,833
Number of Member accounts	4,732	3,039	4,732	3,039	3,472

Average Member account balance	$145	$173	$145	$173	$166
States in which the Fund has Members	49	48	49	48	49
Member investments (excluding reinvestments)	$250,941	$273,086	$84,070	$99,693	$349,523
Member earnings distributed	$25,971	$14,066	$10,500	$6,111	$20,755

Member earnings reinvested	$23,192	$18,246	$6,128	$7,139	$26,165
Retained earnings additions (distributed)	$(41,989)	$655	$(42,377)	$—	$(1,245)
% of total distributions reinvested	47.17%	56.47%	36.9%	53.88%	57.28%
Redemptions	$120,533	$25,626	$36,640	$4,979	$57,790
Redemptions as % of new investment (incl. reinvestments)	43.97%	8.80%	40.62%	4.66%	15.38%

Loan Related:
Loan deployment ratio	77.0%	93.0%	73.5%	88.2%	89.0%
Note balances originated	$327,662	$363,151	$92,394	$47,040	$428,777
Number of notes originated	22	30	11	8	38
Average note balance originated	$14,894	$12,105	$8,399	$5,880	$11,284

Net loan carrying values	$551,315	$451,179	$551,315	$451,179	$508,897
Number of loans outstanding	63	55	63	55	61
Average loan carrying value	$8,751	$8,203	$8,751	$8,203	$8,343
% of Portfolio Principal — Fixed interest rate	30.5%	45.8%	30.5%	45.8%	30.4%

Number of fixed rate loans	23	27	23	27	22
Weighted average interest rate — Fixed	11.03%	12.17%	11.03%	12.17%	12.26%
% of portfolio — Variable interest rate	69.5%	54.2%	69.5%	54.2%	69.6%
Number of variable rate loans	40	28	40	28	39
Weighted average interest rate — Variable	12.37%	12.58%	12.37%	12.58%	12.52%

Principal balance % by state:
Arizona	48.4%	45.2%	48.4%	45.2%	44.8%
California	27.7%	29.7%	27.7%	29.7%	33.7%
New Mexico	1.0%	0.8%	1.0%	0.8%	0.9%

Texas	9.8%	6.1%	9.8%	6.1%	6.3%
Idaho	7.6%	10.3%	7.6%	10.3%	9.6%
North Carolina	0.0%	4.5%	0.0%	4.5%	0.0%
Minnesota	2.9%	3.2%	2.9%	3.2%	2.9%

Nevada	1.4%	0.2%	1.4%	0.2%	1.8%
Utah	1.2%	0.0%	1.2%	0.0%	0.0%
Interest payments over 30 days delinquent	$41	$1,048	$41	$1,048	$2,741
Loans past scheduled maturity	15	9	15	9	15
Carrying value of loans past scheduled maturity	$94,529	$42,793	$94,529	$42,793	$133,532

Number of loans in non accrual status	7	5	7	5	10
Carrying value of loans in non accrual status	$64,631	$17,858	$64,631	$17,858	$73,346
Allowance for credit losses	$45,440	$—	$45,440	$—	$1,900
Allowance for credit losses as % of loan principal	8.2%	0.0%	8.2%	0.0%	0.4%

*	Where applicable, quarterly results are annualized to allow for compatability with annual results.

Results of Operations for the Nine and Three Months Ended September 30, 2008 and 2007
     As allowed by the Fund’s Operating Agreement, effective September 30, 2008, the Manager elected to suspend certain activities of the Fund, including the acceptance of any additional Member investments in the Fund, the payment of outstanding redemptions requests that would otherwise have been payable after October 1, 2008, and the identification and funding of any new loans. This election to suspend the Fund’s activities was made in order to prevent impairment of the Fund’s capital and operations and to stabilize the Fund’s liquid assets in order to meet future obligations under the current loan commitments.
     As a result of the suspension of the Fund’s activities, the Manager believes that its ability to continue as a “going concern” for the next 12 months is predicated on the successful completion of various initiatives being undertaken.
     The revenues and expenses of the Fund are relatively straightforward. We generate income from interest and fees on our mortgage loans, including default interest and fees, as well as interest income from money market, short-term investments or similar accounts in which we temporarily invest excess cash. We do not pay any overhead or operating expenses as those costs are presently paid by our Manager, as specified by the Operating Agreement, which are summarized below. However, the Fund is required to pay direct expenses or costs, which include management fees paid to our Manager; expenses or costs related to defaulted loans, foreclosure activities, or property acquired through foreclosure; and interest expense paid on loans that we have sold or participated, but we must account for as secured borrowings. The management fee is an annual fee equal to 0.25% of the “Earning Asset Base” of the Fund, which is defined as mortgage loan investments held by the Fund and property acquired through foreclosure and upon which income is being accrued under GAAP. Accordingly, when defaulted loans or foreclosed property enter into non-accrual status, or related income is otherwise not recorded, the loan is removed from the Earning Asset Base for purposes of computing management fees. Interest expense is the amount of interest paid by us to the purchasers of participations in loans or whole loans sold.
Revenues

	Nine Months Ended September 30,				Three Months Ended September 30,
	2008	2007	$ Change	% Change	2008	2007	$ Change	% Change
Interest and Fee Income:
Mortgage Loans	$49,420	$33,688	$15,732	46.7%	$17,069	$12,968	$4,101	31.6%
Investments and Money
Market Accounts	1,788	1,177	611	51.9%	467	710	(243)	-34.2%

Total Interest and Fee Income	$51,208	$34,865	$16,343	46.9%	$17,536	$13,678	$3,858	28.2%

     During the nine months ended September 30, 2008, income from mortgage loans was $49,420, an increase of $15,732, or 46.7%, from $33,688 for nine months ended September 30, 2007. During the three months ended September 30, 2008 income from mortgage loans was $17,069, an increase of $4,101, or 31.6%, from $12,968 for the three months ended September 30, 2007.
     The increases in mortgage loan income for the nine and three months ended September 30, 2008 is directly attributable to the increasing size of the Fund’s loan portfolio ($551,315 versus $451,179 at September 30, 2008 and 2007, respectively) and a higher average outstanding principal balance during these periods. However, as a result of loans foreclosures in the first three quarters of 2008 and the increase in non-accrual loan balances, the interest-earning portion of the loan portfolio totaled $473,718 and $433,321 at September 30, 2008 and 2007, respectively. Despite the drop in the Prime interest rate, note interest rates have remained relatively consistent from period to period as a result of the interest rate floors on such loans, and the increase in the loan portfolio has resulted in an increase in interest income. Also, the Fund recognized $7,230 and $2,689 in accreted interest income during the nine and three months ended September 30, 2008, respectively, and none was recorded in 2007. Additionally, the Fund recognized approximately $2,383 in default interest, fees and other gains during the first nine months of 2008, as compared with approximately $316 in such income in the same period in 2007. Given the suspension of certain of the Fund’s activities and the lack of available take-out financing for our existing borrowers, we anticipate an increase in defaults and foreclosures, which will likely result in currently performing loans becoming non-performing assets as they are transferred to non-accrual status and real estate owned. As such, we anticipate a decrease in mortgage income in future periods.
     During the nine months ended September 30, 2008, interest income from investment and money market accounts was $1,788, an increase of $611, or 51.9%, from $1,177 for the nine months ended September 30, 2007. During the three months ended September 30, 2008, interest income from investment and money market accounts was $467, an decrease of $243, or 34.2%, from $710 for the three months ended September 30, 2007. The overall increase in investments and money market interest revenues for the nine month period ended September 30, 2008 is directly attributable to the larger average amount of cash available for short-term investment over the respective nine month periods. However, the decrease in investments and money market interest revenues for the three month period ended September 30, 2008 and 2007 is attributed to lower average cash balances during those respective periods, with ending cash of $57,766 and $78,431 at September 30, 2008 and 2007, respectively. The increase in the loan portfolio and cash available for short-term investment was the result of additional capital from the sale of new units during the first two quarters of the year. The decrease in cash available for short-term investment during the third quarter was the result of fundings of new and existing loans, a decrease in the amount of net new Member capital during the period, and a decrease in the rate earned on short-term investments. Given the suspension of certain of the Fund’s activities, the use of Fund cash to fund remaining loan commitments and distributions to Members, and the lack of available take-out financing available to our borrowers, we anticipate a decrease in cash and cash equivalents for the foreseeable future. As such, we anticipate a decrease in investment income in future periods.
Expenses

	Nine Months Ended September 30,				Three Months Ended September 30,
	2008	2007	$ Change	% Change	2008	2007	$ Change	% Change
Expenses:
Management Fees	$819	$682	$137	20.1%	$300	$257	$43	16.7%
Default Related Expenses	707	—	707	N/A	555	—	555	N/A
Interest Expense:
Borrowings from Fund Manager	—	390	(390)	(100.0%)	—	44	(44)	(100.0%)
Participations in Mortgage Loans	—	827	(827)	(100.0%)	—	127	(127)	(100.0%)
Borrowings on Note Payable	78	—	78	N/A	—	—	—	N/A

Interest Expense	78	1,217	(1,139)	(93.6%)	—	171	(171)	(100.0%)

Provision for Credit Loss	42,430	—	42,430	N/A	42,430	—	42,430	N/A

Total Expenses	$44,034	$1,899	$42,135	2,218.8%	$43,285	$428	$42,857	10,013.3%

     During the nine months ended September 30, 2008, management fee expense was $819, an increase of $137, or 20.1%, from $682 for the nine months ended September 30, 2007. During the three months ended September 30, 2008, management fee expense was $300, an increase of $43, or 16.7%, from $257 for the three months ended September 30, 2007. Management fee expense as a percentage of mortgage interest income for the Fund was 1.66% and 2.02% for the nine months ended September 30, 2008 and 2007, respectively, and 1.76% and 1.98% for the corresponding three months periods then ended. The increase in management fee expense for the three months ended September 30, 2008 is directly related to the increase in the size of the Fund’s loan portfolio as the fee is based directly on the “Earning Asset Base” of the Fund. The decrease in management fees as a percentage of mortgage income is attributed to the increase in “non-earning” or non-accrual assets, which as described above, are removed from the asset base on which management fees are computed. In addition, the computation of management fees do not consider the recognition of default interest and fees recognized during the nine months ended September 30, 2008.

     Default related expenses include direct expenses related to defaulted loans, foreclosure activities, or property acquired through foreclosure. Such direct costs include legal fees, consulting fees, valuation costs related to such assets, operating costs of real estate owned, and an allocation of salaries of personnel who spend time on defaulted loans, foreclosure activities, or property acquired through foreclosure. During the nine months ended September 30, 2008, default related expenses were $707, while there were none for the nine months ended September 30, 2007. During the three months ended September 30, 2008, default related expenses were $555 while there were none for the three months ended September 30, 2007. The increase in default related expenses is attributable to the increasing defaults and foreclosures experienced by the Fund in 2008 as compared to 2007. Prior to the third quarter of 2008, such costs were reported net of mortgage loan income in the consolidated statements of net earnings. Given the anticipated increase in defaults and foreclosures, we anticipate a decrease in management fees and an increase in default related costs in future periods. However, the expected changes in these balances cannot be determined with certainty.
     Interest expense includes interest incurred in connection with loan participations issued to third parties, borrowings from the Manager and borrowings from a bank. During the nine months ended September 30, 2008, interest expense was $78, a decrease of $1,139, or 93.6%, from $1,217 for the nine months ended September 30, 2007. During the three months ended September 30, 2008, interest expense was $0, a decrease of $171, or 100%, from $171 for the three months ended September 30, 2007. The decrease in interest expense is attributable to the decrease in participations and borrowings from the Manager, which were used to fund new loans during the nine months ended September 30, 2007. Interest expense for the nine and three months ended September 30, 2008 was incurred in connection with the $10,000 note payable to a bank, of which only $8,000 was drawn, that was paid off in the second quarter of 2008.
     Based on a valuation analysis performed on the Fund’s loan portfolio as of September 30, 2008, the Manager recorded a provision for credit loss totaling $42,430 as of and for the nine and three months ended September 30, 2008. No such provision was recorded for the corresponding periods in 2007. The provision was applied to ten specific projects, in amounts ranging from $325 to $20,000. The underlying collateral for two of loans with a provision of $1,300 were acquired by foreclosure during the nine months ended September 30, 2008. While the provision recorded was on management’s assessment of fair value as of September 30, 2008 based on currently available data, management will continue to evaluate the loan portfolio during the fourth quarter of 2008 and beyond to determine the adequacy and appropriateness of the allowance for credit loss.
Net Earnings

	Nine Months Ended September 30,				Three Months Ended September 30,
	2008	2007	$ Change	% Change	2008	2007	$ Change	% Change
Net Earnings	$7,174	$32,966	$(25,792)	(78.2%)	$(25,749)	$13,250	$(38,999)	(294.3%)

     Net earnings consist of interest and fee income reduced by management fee expense, default related expenses, interest expense and the provision for credit loss. For the nine months ended September 30, 2008 net earnings totaled $7,174, a decrease of $25,792, or 78.2%, from $32,966 for the nine months ended September 30, 2007. For the three months ended September 30, 2008 net loss totaled $25,749, a decrease of $38,999, or 294.3%, from net earnings of $13,250 for the three months ended September 30, 2007. This increase is attributed to the significant increase in the Fund’s loan portfolio balances contributing to higher interest income and default fees, higher cash balances contributing to higher investment income, and the decline in interest expense during the respective periods, offset by an increase in default related expenses incurred and the recording of the provision for credit loss.
     Fund Manager Fund-Related Income and Expense
     In accordance with Article 14 of our Operating Agreement, our Manager receives from borrowers, either directly or from loan proceeds, all revenue and fees from loan origination, processing, servicing and extension. For the nine months ended September 30, 2008 and 2007, the Manager earned origination, processing and other related fees of approximately $20,327 and $23,511, respectively, substantially all of which were earned on loans funded by the Fund. For the three months ended September 30, 2008 and 2007, the Manager earned origination, processing and other related fees of approximately $7,553 and $5,790, respectively, all of which were earned on loans funded by the Fund.

          In addition, our overhead and certain operating expenses are paid by our Manager, as specified by the Operating Agreement. Such costs include payroll and direct costs associated with loan origination activities, as well as Member development and operations and other general overhead costs. Based on management estimates, during the nine months ended September 30, 2008 and 2007, the Manager incurred Fund-related expenses as follows:

	Nine months ended Sept 30,		Three months ended Sept 30,
	2008	2007	2008	2007
Fund-related Expenses Paid by Manager:
Operations-related expenses	$10,895	$10,480	$3,487	$2,993
Origination-related expenses	6,182	5,946	1,978	1,698

Total	$17,077	$16,426	$5,465	$4,691

          On October 6, 2008, the Fund furnished a Current Report on Form 8-K to the Securities and Exchange Commission disclosing that IMH, as manager of the Fund, had taken certain actions with respect to the Fund, including, among other things, suspending its funding of new loans. As substantially all Fund loans are originated by IMH, the Manager’s primary revenue source has also been suspended. Further, due to the nature of the United States credit markets and economy, neither the Fund nor IMH can predict when loan originations and funding will re-commence.
          Management fees paid to IMH by the Fund will continue, but as these fees are calculated as a percent of Fund earning assets, they are expected to decline as Fund loans pay off, move to non-accrual status or foreclosures occur. Additionally, while IMH will continue to receive a portion of penalties, fees and other gains on loans as such amounts are collected, the timing and amount of such items cannot be predicted. In order to address this reduction in revenue, the Manager has taken, among others, the following steps:
•	Implemented a comprehensive cost reduction program, including a reduction in staff. The reduction in staff affected nearly 40% of the Manager’s employees while preserving core functionality in all operational areas. The Manager projects that monthly operating costs should stabilize during the fourth quarter of 2008 at approximately $700,000 per month.

•	Engaged the services of an investment banking firm explore financing alternatives available to IMH.

•	Commenced exploring mechanisms through which IMH can continue to participate in the capital markets, including, without limitation, through the use of additional funding vehicles to capitalize on what the Manager believes are a multitude of opportunities arising from the disruptions in the capital and credit markets.

•	Commenced evaluation of a request for a change in the management fee structure payable to IMH to the level necessary to reimburse IMH for the cost of management services provided.

•	Considered other initiatives, as they arise, to insure the continued viability of the Manager as an operating entity.
          While the Manager believes that many, if not all, of these initiatives will be successful, there can be no assurance that they will be. Thus, the Manager believes that its ability to continue as a “going concern” for the next 12 months is predicated on the successful completion of most, if not all, of these endeavors.

Changes in the Loan Portfolio Profile
     Prior to its decision to suspend funding of new loans, our Manager had continued its strategy to diversify our loan portfolio geographically and to increase the proportion of loans that have variable interest rates tied to the Wall Street Journal Prime Interest Rate, with interest rate floors. An increase in variable rate floors would have the effect of increasing interest income when interest rates rise while maintaining the weighted average yield on the variable rate portion of the portfolio if interest rates decrease.
     As previously discussed, effective September 30, 2008, the Manager elected to suspend certain activities of the Fund, including the identification and funding of any new loans. In the event that Fund resumes its historical activities, it is expected that the Manager will continue to transition its strategy regarding both its desired loan size and the underlying collateral’s development status/proposed end-use in order to capitalize on current lending opportunities. In prior periods, our Manager focused on loans between $10 and $50 million. Markets below this range were serviced primarily by community banks and above this range by large money-center banks and institutional lenders. Given the recent disruptions to the real estate and credit markets, many of these lenders have chosen or been forced to exit these market niches, thereby creating an opportunity for the Fund. As a result, management’s strategy, assuming Fund activities resume, is to generate a greater number of loans ranging from $2 million to $10 million. Additionally, in an effort to move certain projects to the next phase of development, management will consider select opportunities to provide next-phase financing that may exceed $50 million. Furthermore, our Manager anticipates that the Fund’s loan portfolio will migrate toward loans collateralized by commercial or income-producing properties, assuming Fund activities resume. Moreover, the modification of certain loans in the Fund’s portfolio have recently resulted in, and are expected to continue to result in, an extended term of maturity of two years or longer.
     Average Loan Size
     Prior to our Manager’s election to suspend the identification and funding of new loans, in the third quarter of 2008, we originated 11 new loans with an average note balance of $8,399, as compared with eight new loans with an average note balance of $5,880 in the third quarter of 2007, four new loans with an average note balance of $23,255 during the first quarter of 2008, and seven loans with an average note balance of $20,264 during the second quarter of 2008. The increase in the average note balance from 2007 to 2008 is consistent with our historic strategy to make loans between $10 million and $50 million. The decrease in the average note balance from the first and second quarters of 2008 is a result of larger dollar note amounts but a fewer number of loans originated in the first and second quarters as compared to the third quarter.
     Geographic Diversification
     While a large percentage of our loan portfolio is invested primarily in mortgage loans where the collateral is located in Arizona and California, we also currently have loans in New Mexico, Texas, Idaho, Minnesota, Nevada and Utah. As of September 30, 2008 and December 31, 2007, the geographic concentration of loan carrying values, net of the allowance for credit loss, by state, follows:

	September 30, 2008			December 31, 2007
	Amount	Percent	#	Amount	Percent	#
Arizona	$266,086	48.4%	32	$228,363	44.8%	34
California	152,894	27.7%	20	171,560	33.7%	15
New Mexico	5,240	1.0%	2	4,469	0.9%	2
Texas	54,249	9.8%	4	32,114	6.3%	5
Idaho	42,082	7.6%	2	48,635	9.6%	2
Minnesota	16,258	2.9%	1	14,781	2.9%	1
Nevada	7,969	1.4%	1	8,975	1.8%	2
Utah	6,537	1.2%	1

	$551,315	100.0%	63	$508,897	100.0%	61

      The concentration of our loan portfolio in California and Arizona, which are markets in which values have been severely impacted by the decline in the real estate market, totals 76.1%. Assuming Fund activities resume, our Manager will continue to evaluate loans in other states in efforts to further diversify our portfolio and limit our exposure to adverse changes in one or a few geographic markets.
     Interest Rate Information
     Prior to our Manager’s election to suspend the identification and funding of new loans, we invested in both variable and fixed interest rate loans. All variable interest rate loans are indexed to the Prime rate with floors. At September 30, 2008 and December 31, 2007, the Prime rate was 5.00% and 7.25%, respectively. Subsequent to September 30, 2008, the Prime rate was reduced to 4.00%.
     At September 30, 2008, 69.5% of our portfolio consisted of variable rate loans, compared to 69.6% at December 31, 2007. The slight decrease in the percentage of variable rate loans reflects the payoff of certain variable rate loans or the transfer of variable rate loans to real estate held for development as a result of foreclosure. In addition, some newer loans and loan modifications have been negotiated with fixed rates while others were made variable rate loans. The weighted average interest rate on variable rate loans was 12.37% at September 30, 2008 and 12.52% at December 31, 2007. The increase in the average spread over the Prime interest rate (Prime rate plus 7.37% at September 30, 2008 vs. Prime rate plus 5.27% at December 31, 2007) reflects our increase in pricing of new loans and loans that are extended or renewed. At September 30, 2008 and December 31, 2007, all variable rate loans outstanding had an interest rate floor and no ceiling interest rates. As a result of this positioning, if the Prime interest rate increases during the life of the loans, interest rates on substantially all these loans would adjust upward. Conversely, as the Prime interest rate decreases, the interest rates on such loans do not decline below the floor rates, which is typically the original interest rate at the time of origination. For the impact of proforma increases or decreases in the Prime rate, see the discussion of “Quantitative and Qualitative Disclosures about Market Risk” located elsewhere in this Form 10-Q.
     At September 30, 2008, 30.5% of our portfolio consisted of fixed rate loans, compared with 30.4% at December 31, 2007. The average rate on fixed rate loans as of September 30, 2008 and December 31, 2007 was 11.03% and 12.26%, respectively. The reduction in rates between these periods reflect the payoffs of higher yielding loans, foreclosure of certain fixed rate loans and the origination of lower yielding loans and loan modifications in the second and third quarter of 2008. As noted above, as circumstances allow, we expect to continue transitioning our portfolio to variable loans using Prime Rate based pricing with interest rate floors, assuming Fund activities resume in the future.
     As of September 30, 2008 and December 31, 2007, respectively, loan carrying values (including non-accrual loans), net of the allowance for credit loss, summarized by fixed and variable interest rates within selected interest rate ranges and other portfolio information, were as follows:

	September 30, 2008
	Fixed Rate		Variable Rate		Total
	#	Amount	#	Amount	#	Amount	%
Current Rate:
8.00%	1	$3,500	—	$—	1	$3,500	0.6%
9.00%	1	5,635	—	—	1	5,635	1.0%
10.00%	1	26,262	—	—	1	26,262	4.8%
11.00%	—	—	1	1,981	1	1,981	0.4%
11.25%	—	—	1	45,239	1	45,239	8.2%
11.50%	2	2,651	6	93,120	8	95,771	17.4%
11.75%	1	4,694	—	—	1	4,694	0.9%
12.00%	10	68,569	9	65,346	19	133,915	24.2%
12.25%	1	630	4	35,034	5	35,664	6.5%
12.50%	—	—	6	18,231	6	18,231	3.3%
12.75%	1	37,857	—	—	1	37,857	6.9%
13.00%	5	18,624	9	53,693	14	72,317	13.1%
13.25%	—	—	1	1,371	1	1,371	0.2%
13.75%	—	—	2	6,555	2	6,555	1.2%
14.25%	—	—	1	62,323	1	62,323	11.3%

Total	23	$168,422	40	$382,893	63	$551,315	100.0%

% of Portfolio		30.5%		69.5%		100.0%

Weighted Average Rate		11.03%		12.37%		11.96%

Number of Loans		23		40		63

Average Loan Carrying Value		$7,323		$9,572		$8,751

	December 31, 2007
	Fixed Rate		Variable Rate		Total
	#	Amount	#	Amount	#	Amount	%
Current Rate:
11.50%	2	$26,964	4	$15,022	6	$41,986	8.3%
11.75%	1	3,112	—	—	1	3,112	0.6%
12.00%	7	52,150	13	88,709	20	140,859	27.7%
12.25%	1	631	6	68,948	7	69,579	13.7%
12.50%	3	40,274	8	46,793	11	87,067	17.0%
12.75%	—	—	3	63,371	3	63,371	12.5%
13.00%	7	26,094	—	—	7	26,094	5.1%
13.25%	—	—	2	45,764	2	45,764	9.0%
13.50%	1	5,680	1	4,840	2	10,520	2.1%
13.75%	—	—	1	5,065	1	5,065	1.0%
14.00%	—	—	1	15,480	1	15,480	3.0%

Total	22	$154,905	39	$353,992	61	$508,897	100.0%

% of Portfolio		30.4%		69.6%		100.0%

Weighted Average Rate		12.26%		12.52%		12.44%

Number of Loans		22		39		61

Average Loan Carrying Value		$7,041		$9,077		$8,343

     Concentration by Category based on Collateral’s Development Status
     We classify loans into categories based on the underlying collateral’s development status for purposes of identifying and managing loan concentrations and associated risks. As of September 30, 2008 and December 31, 2007, respectively, loan carrying values, net of the allowance for credit loss, by development status, were as follows:

	September 30, 2008			December 31, 2007
	Amount	%	#	Amount	%	#
Held for Investment	$7,104	1.3%	2	$—	—	—
Processing Entitlements	185,092	33.6%	13	201,266	39.6%	19

	192,196	34.9%	15	201,266	39.6%	19

Entitled Land:
Held for Investment	115,341	20.9%	17	135,060	26.5%	11
Infrastructure under Construction	57,175	10.4%	4	60,037	11.8%	5
Improved and Held for Vertical Construction	18,416	3.3%	4	14,800	2.9%	3

	190,932	34.6%	25	209,897	41.2%	19

Construction & Existing Structures:
New Structure — Construction in-process	36,433	6.6%	15	70,864	13.9%	17
Existing Structure Held for Investment	36,832	6.7%	5	26,870	5.3%	6
Existing Structure — Improvements	94,922	17.2%	3	—	—	—

	168,187	30.5%	23	97,734	19.2%	23

	$551,315	100.0%	63	$508,897	100.0%	61

     We also classify loans into categories based on the underlying collateral’s projected end-use for purposes of identifying and managing loan concentrations and associated risks. As of September 30, 2008 and December 31, 2007, respectively, loan carrying values, net of the allowance for credit loss, by development status, by expected end-use, were as follows:

	September 30, 2008			December 31, 2007
	Amount	%	#	Amount	%	#
Residential	$251,390	45.6%	38	$229,260	45.0%	34
Mixed Use	173,778	31.5%	11	219,753	43.2%	16
Commercial	125,077	22.7%	13	59,884	11.8%	11
Industrial	1,070	0.2%	1	—	—	—

	$551,315	100.0%	63	$508,897	100.0%	61

     With the suspension of the funding of new loans, the concentration of loans by type of collateral and end-use is expected to remain consistent within the current portfolio. Assuming Fund’s lending activities resume in the future, the concentration of loans by type of collateral and end-use is likely to change based on our Manager’s perception of both current and future market conditions as well as real estate development activity in the markets we serve. As of September 30, 2008 and December 31, 2007, the concentration of loans by type of collateral and end-use was relatively consistent for residential projects over these periods, while the Fund experienced a shift in the concentration of mixed use and commercial projects funded. Assuming Fund activities resume in the future, the Manager expects that it will continue to fund proportionately more construction loans in 2008, as the Manager believes traditional funding sources for construction financing have vacated the market thereby creating additional opportunities for the Fund. Furthermore, the Manager anticipates an increase in portfolio loans collateralized by commercial or income-producing properties, assuming Fund activities resume. The Manager continues to monitor these concentrations and, if Fund activities resume, will adjust the same based on its perception of both current and future market conditions.

     Borrower and Borrower Groups
     Our investment guidelines provide that no single loan should exceed 10% of the total of all outstanding loans and that aggregate loans outstanding to one borrower or borrower group should not exceed 20% of the total of all outstanding loans. As of September 30, 2008, there was one individual borrower whose aggregated borrowings totaled $62,323, which was in excess of 10% of our total mortgage loan principal balance outstanding (although at the time of origination, the principal balance was less than 10% of the total mortgage loan principal balance outstanding), but represented only 8.8% of total assets. As of December 31, 2007, there were no individual borrowers or borrower groups whose aggregated borrowings were in excess of 10% of our total mortgage loan principal balance outstanding.
     Changes in the Portfolio Profile — Scheduled Maturities
     The carrying value of mortgage investments, net of the allowance for credit loss, as of September 30, 2008 have scheduled maturity dates within the next several quarters as follows:

September 30, 2008
Quarter	Amount	Percent	#
Matured	$94,530	17.1%	15
Q4 2008	92,189	16.7%	14
Q1 2009	112,390	20.5%	9
Q2 2009	124,141	22.6%	6
Q3 2009	61,321	11.1%	7
Q4 2009	3,916	0.7%	1
Q1 2010	5,635	1.0%	1
Q3 2010	53,693	9.7%	9
Q1 2011	3,500	0.6%	1

	$551,315	100.0%	63

     A mortgage loan’s maturity date may be extended in the normal course of business. Accordingly, repayment dates of the loans may vary from their currently scheduled maturity date. If the maturity date of a loan is not extended the Fund classifies and reports the loan as matured.
     Real Estate Held for Development
     During the first nine months of 2008, the Fund took title to the underlying real estate collateral of nine loans in default, with an aggregate net book value of approximately $80,736 at September 30, 2008. Additionally, during the first quarter of 2008, the Fund purchased certain real estate, with a current book value of approximately $7,442, located in Arizona that is contiguous to the collateral property of certain loans in the loan portfolio in order to maintain and enhance the overall project value. All real estate held for development is located in California, Arizona, and Texas. In the opinion of management, the estimated net realizable values of such properties exceed the current carrying values of the Fund’s investment in the properties at September 30, 2008. However, the ultimate realization of such estimated fair values of the Fund’s real estate properties is dependent upon future economic and market conditions, the availability of financing, and the resolution of political, environmental and other related issues, many of which are beyond the control of the Fund and the Manager. A summary of real estate held for development and estimated net realizable values, by state, follows:

	# of	Aggregate	Estimated Net	Book Value as %
State	Projects	Book Value	Realizable Value (NRV)	of Est. NRV

California	3	$19,706	$22,464	88%
Texas	2	21,450	21,927	98%
Arizona	5	47,022	59,403	79%

Total	10	$88,178	$103,794	85%

     Of the above balances, approximately 93% were originally projected for development of residential real estate and 7% were scheduled for mixed used real estate development. Management is currently evaluating various alternatives to determine the highest and best use of the respective projects.
     In anticipation of and in connection with the rise in defaulted loans and subsequent acquisition of related collateral, the Manager established an asset management department to manage the activities of the project subsequent to the foreclosure. Such activities include the preparation of detailed analyses supporting various alternatives to determine the highest and best use for the development and ultimate liquidation of such projects. The Manager is currently evaluating various possible alternatives for the ultimate sale and realization of such investments, including partial or complete development of such properties or disposal of such properties on an as-is basis. Project development alternatives may include, either through joint venture or on a project management basis, the development of the project through entitlement, completion of various improvements or complete vertical construction.
Important Relationships Between Capital Resources and Results of Operations
     Loan Loss Reserve
     The net earnings available to distribute to Members is primarily generated from interest earned on mortgage loans and short-term investments, as well as default fees and other amounts collected from borrowers. If borrowers do not make timely payments of interest in a particular month, the amount distributable to Members in that month could be reduced by the amount of the delinquent payment expected to be included in the regular monthly distribution. To mitigate the effect of such late payments by borrowers, we historically used our reserves to supplement the distribution of earnings to the Members. The cash reserve we have established for this purpose is referred to in our Operating Agreement as the “Loan Loss Reserve.”
     The Loan Loss Reserve is maintained in a segregated cash account. It is not a loss reserve that constitutes an expense as defined under GAAP or for income tax purposes. It consists of net earnings that have been previously allocated to Members and included in the Members’ taxable income, but which have not been distributed to the Members, also known as Retained Earnings under GAAP. The entire Retained Earnings balance was depleted as of September 30, 2008 as a result of the recording of the provision for credit loss, resulting in an accumulated deficit of $41,984 at September 30, 2008. Upon a Member’s complete withdrawal from the Fund, the net amount of the Loan Loss Reserve allocable to the withdrawing Member has historically been paid to the Member as a part of the redemption of the Member’s units. However no such amounts are available for distribution as of September 30, 2008.
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

Ordinarily, distributions are made on or about the seventh day of each month, and it has historically been our experience that we receive the interest payments from substantially all borrowers prior to that time and from all borrowers by the last day of the month. If a loan is deemed impaired and placed on a non-accrual status, we would cease using the Loan Loss Reserve for payments related to interest on that loan.
     During 2007, the $1,900 provision for credit loss that was charged to earnings was taken from the balance of Loan Loss Reserve or Retained Earnings. Also, management recorded a provision for credit loss of $42,430 during the nine and three months ended September 30, 2008. However, these non-cash reserve items had no impact on earnings distributed to Members to date and are not deductible for tax purposes until the related assets are liquidated and the loss, if any, is realized.
     Mortgage Loans, Participations and Loan Sales
     During periods of needed liquidity or to diversify the Fund portfolio, we have historically issued participations in loans in which we have invested or may sell whole loans to third parties or our Manager, though we historically have had no intention of doing so at the time of loan origination. The frequency and amount of whole loan sales and participations has been primarily dependent on the timing and volume of investor capital received and the timing and amount of loan fundings, which has been largely unpredictable. Additionally, with the Manager’s election to suspend the acceptance of additional Member investments in the Fund and the funding of new loans, the Manager anticipates increased loan participations and loan sales in order to meet current liquidity commitments relative to its existing portfolio. Historically, whole loan sales or the issuance of participations were generally executed at the par value of the loan and it is expected that any new loan participations or loan sales would occur at or near par. The partial sale of a loan is often referred to as participation, because the buyer participates with us as a co-lender, ranking equally with us with respect to interest and principal payments from or on behalf of the borrower. Often, the participating lender is a commercial bank that is able and willing to accept a lower interest yield on its investment than we are. In that case, the difference between the loan’s contractual interest rate and what the participant receives in interest on the participated portion of the loan inures to the benefit of our Members. From time to time we repurchase participated or whole loan sold. We have made such repurchases in the past and may do so in the future.
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
     In cases of whole loan sales or participations issued to our Manager, the transactions have been completed at par value, and the Manager has typically pledged the purchased loan to a commercial bank as collateral on its line of credit. The Manager uses the proceeds from the line of credit, together with other funds of the Manager, to execute the transactions. We have historically repurchased loans from the Manager, although we are not obligated to do so. The sales of whole loans and participations issued to the

Manager are accounted for as secured borrowings, and are separately identified in our consolidated financial statements. No loans were sold to or participated with the Manager during the nine months ended September 30, 2008. During the nine months ended September 30, 2007, we received $10,165 in proceeds from the Manager from the sale of whole loans and participations to the Manager and repurchased $14,616 in the same period. Given the Manager’s limited capital resources and liquidity, it is unlikely that the Manager will engage in loan participations or loan sales with the Fund in the near term.
     During the nine months ended September 30, 2008, the Fund was approached by a third party that offered to purchase a loan from the Fund at 101% of its par value. Due to the nature of this transaction, it was treated as an investing activity in the consolidated statements of cash flows rather than a financing activity, which is how the Fund’s typical whole loan sales are treated. During the nine months ended September 30, 2007, the Company generated proceeds of $5,400 and $37,498 from the sale of whole loans and participations to third parties, respectively, and repurchased $5,238 and $42,279, respectively. While we have anticipated continuing to participate mortgage loans as liquidity needs arise, the Manager historically had not expected that loan sales would occur in the ordinary course of business. However, given the Manager’s decision to suspend certain of the Fund’s activities in order to prevent impairment of the Fund’s capital and operations and to meet its remaining funding commitments, certain loans may be sold in the future. As of September 30, 2008, two loans with principal balances totaling $88,385 have been identified and are being marketed for sale. Accordingly, these loans are reflected as held for sale in the accompanying consolidated balance sheets. Based on the attractive interest rates and terms of such loans, the Manager believes it will be able to sell such loans at an amount equal to the par value of the loans. As such, no provision for loss on the sale of such loans has been recorded in the accompanying consolidated financial statements.
     Distributions to Members
     For the nine months ended September 30, 2008 and 2007, the Fund’s total net distributions to Members were $49,163 and $32,311, respectively, which translated into net distributions of $753.76 and $840.48 per weighted average membership unit over the same periods, respectively. For those same periods, earnings reinvested pursuant to our distribution reinvestment plan, which has been suspended, were $23,192 and $18,246, respectively, representing 47.17% and 56.47%, respectively, of total Member distributions. For the three months ended September 30, 2008 and 2007, the Fund’s total net distributions to Members were $16,627 and $13,250, respectively, which translated into net distributions of $238.26 and $275.89 per weighted average membership unit over the same periods, respectively. For those same periods, earnings reinvested pursuant to our distribution reinvestment plan were $6,128 and $7,139, respectively, representing 36.86% and 53.88%, respectively of total Member distributions. The increase in total distributions for the nine month period is attributed to the increase in Member equity. The reinvested Member distributions percentage has decreased over the periods resulting from various factors, which we believe include general real estate market conditions, possible reductions in investor liquidity from other sources, investor tax planning strategies and other factors. Additionally, effective September 30, 2008, the Fund suspended the distribution reinvestment plan. Accordingly, until such time that the distribution reinvestment plan is reinstated, all future monthly distributions will be made in cash.
     Annualized Rate of Return to Members on Distributions
     The annualized yield based on distributions made to the Fund’s Members was 9.93% and 11.32% for the nine months ended September 30, 2008 and 2007, respectively. The annualized yield based on distributions made to the Fund’s Members was 9.23% and 10.94% for the three months ended September 30, 2008 and 2007, respectively. The reduction in the annualized yield is attributable to the reduction in the deployment ratio of available capital to loans funded, an increase in the number of loans placed in non-accrual status, the change in the Prime rate over these periods and the increase in real estate held for development (non-earning assets).
     Redemptions
     During the nine months ended September 30, 2008 and 2007, the Fund paid redemptions totaling $113,206 and $25,835 in Member units, respectively, which, expressed as a percentage of new Member investment (including reinvestments), was 41.3% and 8.87%, respectively, over the same periods. Redemptions paid during the nine months ended September 30, 2008 included redemptions payable at December 31, 2007 totaling $6,114. Also, as of September 30, 2008, redemption requests satisfying the 60 day notice period and immediately payable totaled $13,485, which are reflected as liabilities in the accompanying consolidated financial statements. In addition to those redemption requests payable as of September 30, 2008 the Fund Manager had received additional redemption notices for approximately $51,092, of which $18,263 was received in the last seven days of September 2008 ($29,512 in last two weeks). However, effective September 30, 2008, the Manager has elected to, among other actions, suspend the payment of all redemption requests that would otherwise have been payable after October 1, 2008.
     The increase in total redemptions is directly related to the increase in total Members’ equity and number of Members. As the Fund has grown, redemptions have also increased. Our Manager believes that the increase in redemptions in 2008 reflects a general lack of investor confidence in the real estate and credit markets. Many of our investors seeking redemptions have been with the Fund for over three years and may be seeking to diversify away from real estate.
Trends and Uncertainties
     Prospective Trends
     Loan Demand, Selection and Quality
     Prior to the suspension of loan identification and funding, although loan demand was strong, we intentionally chose to fund only 22 loans in the first nine months of 2008 as compared to 30 loans funded during the same period in 2007. Assuming the Fund resumes it lending activities, our Manager expects that this demand would continue for the foreseeable future. However, as described above, the Fund has ceased accepting any new loan requests. Assuming the Fund resumes its lending activities, our Manager expects to continue to seek geographic diversity and concentrate on loan requests from seasoned core operators with significant market experience that are focused on quality projects with sufficient equity located in targeted locations. Due to the increasing demand for loans and the tightening of the traditional credit markets, assuming the Fund resumes it lending activities, we expect to continue to have the opportunity to be highly selective with respect to the loans we fund.
     On average, our Manager estimates that, prior to the suspension of lending activities, it received approximately 400-500 loan requests each month. Generally 20 to 25 of these loan requests were selected and subjected to an in-depth underwriting process, but, on average, approximately only one percent or less of such loan requests were ultimately funded. Assuming the Fund resumes its lending activities and subject to other liquidity demands that would take precedence over new loan originations, given the instability of the credit market, our Manager expects this strong loan demand would continue and our portfolio would expand with no significant downward pressure on either our pricing or origination volume.

     Summary of Existing Loans in Default
     At September 30, 2008, 17 loans with carrying values totaling $102,144 were in default, of which 15 with carrying values totaling $94,530 were past their respective scheduled maturity dates, and the remaining two loans were in default as a result of delinquency on outstanding interest payments. Total past due interest on loans in default, excluding loans in non-accrual status was $591. At December 31, 2007, 15 loans with carrying values totaling $133,532 were in default, all of which were past their respective scheduled maturity dates, and three of which (excluding non-accrual loans) were delinquent on outstanding interest payments.
     The Fund has commenced the foreclosure process on 8 of the 17 loans in default. Two loans, although in default, are currently making interest payments and the Fund has not pursued foreclosure action to date. The Fund is negotiating with the borrowers and assessing the possibility of a modification of loan terms for the remaining seven loans in default pending the completion of due diligence. Two of the loans in default are involved in bankruptcy reorganizations. For another loan in default, the Fund is a participating lender and the lead lender has commenced foreclosure proceedings. At September 30, 2008, loans in non-accrual status had carrying values totaling $64,631. Total contractual interest due under the loan terms for the non-accrual loans was $8,272, of which $2,847 is included in accrued interest receivable in the balance sheet, and of which $5,425 has not been recognized as income by the Fund. The remaining 10 loans in default had carrying values totaling $37,513, with accrued interest due totaling $591, which is included in accrued interest receivable in the Fund’s balance sheet. Excluding the loans in bankruptcy reorganization and those in default as a result of nonpayment of interest, loans in default were past their scheduled maturities by a range of 3 to 182 days. Two loans in default at December 31, 2007 were either paid off or paid down and removed from non-accrual status subsequent to December 31, 2007.
     The geographic concentration of loans in default, net of the allowance for credit loss, at September 30, 2008 is as follows:

	Percent		Carrying	Accrued	Non-Accrued		Wtd. Average
	of Principal	#	Amount	Interest	Note Interest	Total	Loan-to-Value
Arizona	40.1%	11	$40,931	$1,003	$1,693	$43,627	74.5%
California	9.1%	2	9,325	97	—	9,422	94.0%
Idaho	46.7%	3	47,717	2,173	3,649	53,539	95.4%
New Mexico	4.1%	1	4,171	164	83	4,418	85.7%

	100.0%	17	$102,144	$3,437	$5,425	$111,006	84.2%

     Of the loans in default at September 30, 2008, 90% of such loan balances related to residential end-use projects, 7% related to mixed-use projects, and 3% related to commercial projects.
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
     Our mortgage loans, which are collateral dependent, are subject to a downward valuation adjustment or write-down based on management’s determination of the estimated realizable value of the subject collateral in relation to the outstanding mortgage balance, including accrued interest, fees and related costs. Although the Fund has no prior history of doing so, the Fund is, upon default and foreclosure, willing to assume the role of a developer or construction contractor and guide a project, either alone or in conjunction with third parties, through the development cycle to completion. In this regard, as previously described, the Manager has established an asset management department whose function is to develop various alternatives to determine the highest and best use for the development and ultimate liquidation of such projects. We believe this willingness to assume such a role is a distinctive aspect of the Fund’s business model and sets the Fund’s apart from traditional lending institutions and typical real estate mortgage investment funds. Accordingly, when evaluating the loan portfolio for impairment, we do not believe that a “current appraisal value” is necessarily appropriate for purposes of evaluating the fair value or net realizable value of a loan’s collateral. Rather, we primarily utilize the residual analysis approach, which we believe is the typical valuation methodology used by real estate developers.
     Based upon this evaluation, a determination is made as to whether an allowance for credit loss is required and if so, whether it is adequate to cover any potential losses. Additions to the allowance for credit loss are charged to the provision for credit loss. Recoveries of previously charged off amounts are credited to the provision for credit loss.
     Comprehensive Analysis of the Fund’s Loan Portfolio
     As discussed above, our Manager conducts a comprehensive analysis of the Fund’s loan portfolio on a quarterly basis to assess the potential need for an allowance for credit loss. The analysis begins with a review of the loan portfolio, summarized by the calendar quarter of origination, to determine the likely impact on loan-to-value (LTV) ratios resulting from hypothetical declines in market values from the original collateral values computed at origination.

(This page intentionally left blank)

(This page intentionally left blank)

     As of September 30, 2008, there were 11 loans with loan carrying values totaling approximately $98,110 with current loan-to-value ratios in excess of 90%, all of which have been evaluated for impairment and included in the provision for credit loss recorded for the nine and three months ended September 30, 2008.
          In the opinion of management, during the three months ended September 30, 2008 and through the date of this Quarterly Report on Form 10-Q, given the current status of the credit and real estate markets, recent sales prices in various real estate transactions are not indicative of the values that would be obtained in an orderly transaction between market participants, but rather reflect sales values resulting from forced liquidations or distressed sales. While the lack of available of take-out financing to our borrowers may cause the closing date of projects that serve as loan collateral to be delayed, the Manager does not intend to accept a payoff of any loan below its current balance of principal and accrued interest, although there can be no assurance that it will not do so. Because of the lack of leverage on the Fund’s portfolio, in the event of a foreclosure on a loan, the Fund has the ability and the intent to hold the real estate for development and eventual dispostion at the time upon which the credit and real estate markets stabilize.
          In accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan (“SFAS No. 114”) and SFAS No. 157 — Fair Value Measurements (“SFAS No. 157”), management performed an evaluation for impairment for all loans in default as of September 30, 2008, as well as other material selected loans, particularly in locations where the underlying collateral has been significantly impacted by recent declines in real estate values. Under the provisions of SFAS No. 114, a loan is considered to be impaired when it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Further, a creditor shall measure impairment based on the fair value of the collateral if the creditor determines that foreclosure is probable. Under SFAS No. 114, if the loan is collateral dependent, impairment is to be measured based on the fair value of the collateral in relation to contractual amounts due under the terms of the loan. All Fund loans are deemed to be collateral dependent.
          As all loans in the Fund’s portfolio are collateral dependent, we performed an analysis of fair value of that collateral under the provisions of SFAS No. 157 utilizing primarily a modeling technique commonly used in our industry using Level 3 inputs. Level 3 inputs are unobservable inputs utilized in assumptions to value the asset. Level 3 inputs, as described in SFAS No. 157, were used to measure fair value to the extent that observable inputs were not available, because there is little, if any, market activity for the asset at the measurement date. The underlying collateral of our loans vary by stage of completion, which consists of either raw land, entitled land, partially developed, of mostly developed/completed projects. To evaluate this collateral, we performed different procedures depending on the stage of the collateral, which are described below, along with a summary of key assumptions utilized in our evaluations of fair value:
•	For collateral to be developed, the initial unit sales price utilized was based on local market, comparable prices from the fourth quarter of 2007, discounted by 20%. Management assumed a 50 basis point increase per quarter from the initial sales price over the sell-out period (i.e., not compounded), an amount generally less than half of the actual historical trend for the states in which the subject markets exist. Management considered this a fair exchange price in an orderly transaction between market participants to sell the asset, assuming its highest and best use as determined by management, in the principal or most advantageous market for the asset.

•	For collateral to be developed, the additional development costs, operating and selling cost assumptions were based on actual costs reported during the fourth quarter of 2007 obtained from an independent third party.

•	For collateral whose development is complete or nearly complete which are expected to be leased initially to allow for stabilization of market prices before being sold, management utilized operating revenue and costs for comparable projects using current operating data obtained by management. Upon assumed stabilization of real estate markets, management utilized unit sales prices comparable to fourth quarter 2007 pricing.

•	Based on the resulting net cash flows derived from the utilization of the above assumptions, management applied risk-adjusted annual discount rates ranging from 15% to 40% to the net cash flows, depending on the projected build-out term, the project type, the location and assumed project risk.

•	For raw or improved land assumed to be sold on a bulk sale basis, management utilized previously obtained appraised values, discounting such values by 25% to 60%, depending on the location and assumed project risk.
     Based on the results of the analysis, management recorded a provision for credit loss of $42,430 for the nine and three months ended September 30, 2008. The provision was applied to ten specific projects, in amounts ranging from $325 to $20,000. The underlying collateral for two of the loans with a provision of $1,300 were acquired by foreclosure during the nine months ended September 30, 2008.
     At September 30, 2008, the allowance for credit loss totaled $45,440, representing 8.2% of the total loan portfolio. Management believes that, with the existing allowance for credit loss recorded as of September 30, 2008, the fair value of the underlying collateral of the Fund’s portfolio is sufficient to protect the Fund against any loss of the net carrying value of loan principal or accrued interest, and that no additional allowance for credit loss is considered necessary. While the above results reflect management’s assessment of fair value as of September 30, 2008 based on currently available data, management will continue to evaluate the loan portfolio during the fourth quarter of 2008 and beyond to determine the adequacy and appropriateness of the allowance for credit loss as of year end and to update our loan-to-value ratios. This procedure will include obtaining updated third party appraisals for both non-performing loans and other loans management deems to be at risk of default or foreclosure. Such updates could yield materially different values and potentially increase impairment losses at year-end compared to the values at September 30, 2008.
     Trends in Interest Income and Effective Portfolio Yield
     At September 30, 2008 and December 31, 2007, our loan portfolio had a weighted average note rate of 11.96% and 12.44%, respectively. For the income on these yields to be fully realized, all loans must be “performing” and accrued interest income must be deemed to be collectible. At September 30, 2008, accrued interest income totaled $8,466 and note rate interest earned but not accrued totaled approximately $5,425. Based on the Manager’s assessment of the Fund’s portfolio and current defaults, the Manager anticipates that additional loans will be placed in non-accrual status over the next several quarters resulting in the deferral (but not necessarily impairment) of corresponding amounts of interest income, default interest and fees. Accordingly, the Manager believes that net interest income, as a percent of the total portfolio (the combined total of both accrual and non-accrual loans), will decline, thereby reducing monthly earnings and the resulting yields to our Members. However, our Manager believes much of the deferred amounts are expected to ultimately be realized and that yields will, upon any such realization, increase or approximate historical yields. Further, amounts ultimately realized may include the recapture of amounts deferred and, in whole or in part, include default interest and fees. However, we cannot provide any assurance that any deferred amounts (including non-accrual interest, default interest or fees) will be realized or that future yields will approximate current or historical yields.

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
          The Fund historically targeted a deployment ratio of 95%-97% of available capital in loans with the remaining funds to be held as working capital/liquidity balances in money market or investment accounts. While our target was generally to have a minimum 95% of our earning assets invested in loans, the actual deployment ratio is a function of multiple factors including:
•	pending fundings of loans that have completed the underwriting process;

•	anticipated loan fundings;

•	average size of loans in the underwriting process;

•	expected loan reductions or payoffs;

•	pending Member redemptions;

•	direct expenses, and

•	other anticipated liquidity needs.
          Accordingly, depending on the average ratio of earning assets deployed as loans versus balances in money market accounts, Fund earnings for a given period will vary significantly. The Fund’s deployment ratio for three months ended September 30, 2008 and 2007 was 73.49% and 88.23%, respectively. While our Manager’s intent is to continue to manage to a minimum 95% deployment ratio, it is likely that average deployment will be less than this targeted level given the increasing level of defaults and foreclosures. Should the deployment ratio in future quarters be less than that in prior quarters, the effective yield on earning assets would likely decrease proportionately.

     Leverage to Enhance Portfolio Yields
     The Fund has not historically employed leverage to enhance our portfolio’s current yield. However, assuming the Fund resumes its historical activities, as opportunities to fund new loans arise and depending on the level of investor contributions and redemptions, management may deem it beneficial, if not necessary, to employ leverage for the Fund. In February 2008, the Fund secured a $10,000 loan, of which only $8,000 was drawn. This loan was repaid in the second quarter of 2008 and there is no outstanding principal balance at September 30, 2008.
Off-Balance Sheet Arrangements
     The Fund does not have any off-balance sheet arrangements.
Contractual Obligations
     Other than the financial obligations to the Manager under the Operating Agreement, as described in our previously filed Form 10-K, the funding commitments disclosed as of September 30, 2008, and the $10,000 loan described herein that was paid off in second quarter of 2008, the Fund did not have any contractual obligations as of September 30, 2008. All of the Fund’s lending commitments as of September 30, 2008 are expected to be funded within three years. See “Liquidity and Capital Resources” for additional information.
Liquidity and Capital Resources
     Prior to the suspension of the Funds activities, our primary requirements for and sources of liquidity were as follows:

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
     Requirements
     Loan Fundings
     At September 30, 2008, 28 of our borrowers had established either funded or unfunded interest reserves, and 35 of our borrowers were scheduled to pay interest from other sources or have depleted any available interest reserves. Fund commitments totaled $114,144 (including $34,990 for loans held for sale) and $68,128 at September 30, 2008 and December 31, 2007, respectively. The increase in this balance is due to increased construction loan commitments in the first half of 2008 resulting from new loan originations and modifications. However, the funding of a significant portion of these undisbursed amounts are contingent on various project milestones, and other contingencies, many of which have not been met to date or may not bet met at all. Accordingly, management estimates that approximately

$60,000 of this total will be funded within the next 12 months. Additionally, the Manager is currently discussing alternatives with various borrowers to potentially reduce the total outstanding commitment.
     Given the Manager’s decision to suspend the payment of Member redemptions and to suspend funding of any new loan requests, and based on historical experience, including the Fund’s experience with defaults, foreclosures and extensions on loans, we believe the Fund has sufficient liquidity to meet its funding obligations for the next twelve months and beyond. While the Manager may choose to modify loan terms with current borrowers and to commit additional funds, if deemed appropriate by the Manager, the Fund has not executed any “Commitment to Fund” letters for new loans as of September 30, 2008. Moreover, to meet these and other obligations, at September 30, 2008, the Fund had $57,766 in cash and cash equivalents, and loans with scheduled maturities in the fourth quarter of 2008 and first quarter of 2009 totaling $204,579, excluding loan balances currently in default. Additionally, such funding obligations may be satisfied through other available sources of liquidity including potential loan participations or loan sales.
     Member Redemptions
     During the nine months ended September 30, 2008 and 2007, the Fund paid redemptions totaling $113,206 and $25,835, respectively. Redemptions paid during the nine months ended September 30, 2008 included redemptions payable at December 31, 2007 totaling $6,114. Also, redemption requests satisfying the 60 day notice period and immediately payable as of September 30, 2008 totaled $13,485, which are reflected as liabilities in the consolidated financial statements. In addition to the redemptions payable recorded at September 30, 2008, subsequent to quarter end, the Fund has received additional redemption requests totaling approximately $51,092. However, effective September 30, 2008, the Manager has elected to, among other actions, suspend the payment of all redemption requests that would have otherwise been payable after October 1, 2008.
     The increase in total redemptions is directly related to the increase in total Members’ equity and number of Members. As the Fund has grown, redemptions have also increased. Our Manager believes that the increase in redemptions during 2008 reflects a general lack of investor confidence in the real estate and credit markets. Many of our investors seeking redemptions have been with the Fund for over three years and may be seeking to diversify away from real estate.
     Distributions to Members
     During the first nine months of 2008, the Fund began to replenish the Loan Loss Reserve, all of which had been utilized as of December 31, 2007. However, the Loan Loss Reserve was fully depleted as a result of the recording of the provision for credit loss for the nine and three months ended September 30, 2008. While our Manager believes that the collateral securing the loans, on the whole, is sufficient to cover the carrying value of loans receivable, recorded accrued interest as of September 30, 2008, and other potential default interest and fees, the timing of liquidation and realization of such amounts, which could take six to 24 months or longer to collect, creates a short-term cash distribution shortfall for the Members that may limit future distributions.
     Sources of Liquidity
     In addition to the customary liquidity elements discussed below, the Fund has several additional sources to create liquidity should the need arise. The Fund had approximately $57,766 and $73,604 in cash on hand at September 30, 2008 and December 31, 2007, respectively. Additionally, the Manager also has $6,200 in bank lines of credit available to monetize Fund loans, in the event the Manager can secure additional equity capital. Further, there have previously been multiple private lenders who have expressed interest in purchasing or participating in Fund loans, although there can no assurance that any such lenders would actually participate in or purchase any such loans, and our Manager estimates that such participations and purchases could provide an additional $10,000 to $25,000 in liquidity should it be necessary.
     New Member Investments
     New investments in units by Members, excluding reinvestment of distributions, totaled $250,941 for the nine months ended September 30, 2008, as compared to $273,086 for the same period in 2007. New investments in units by Members, excluding reinvestment of distributions, totaled $84,070 for the three months ended September 30, 2008, as compared to $99,693 for the same period in 2007. As a result, total Members’ equity increased from $576,833 at December 31, 2007 to $730,830 at September 30, 2008. While new Member activity remained robust for the majority of 2008, the decrease reflects the compression of the financial markets and negative perception of the real estate industry causing investors to be more wary of related investments. Moreover, in the latter part of the third quarter, new Member investments slowed significantly given the uncertainty in the economy and the declining markets world-wide. Effective September 30, 2008, the Manager elected to suspend certain activities of the Fund, including the acceptance of any additional Member investments in the Fund. As such, until such time that the historical activities of the Fund resume, if ever, new Member investment will no longer be considered a source of liquidity.
     Cash Flows
     Cash provided by operating activities was $36,294 and $31,788 for the nine months ended September 30, 2008 and 2007, respectively. Cash provided by operating activities includes the cash generated from interest and other mortgage income from the Fund’s loan portfolio, offset by amounts paid for management fees to our Manager and interest paid on participated loans, to our Manager for short-term borrowings, and to banks for notes payable. The increase in the year over year amount is attributed to the growth realized in the Fund’s loan portfolio and resulting mortgage income.
     Net cash used by investing activities was $163,152 and $192,726 for the nine months ended September 30, 2008 and 2007, respectively. The decrease in net cash used by investing activities was attributable to a decrease in the number and amount of mortgage loan fundings ($220,905 and $265,832 during the nine months ended September 30, 2008 and 2007, respectively), coupled with a decrease in loan paydowns during the same periods ($34,544 and $73,106 during the nine months ended September 30, 2008 and 2007, respectively). In addition, the Fund generated $31,325 in proceeds from the sale of a whole loan and invested $8,116 in real estate held for development.
     Net cash provided by financing activities was $111,020 and $227,210 for the nine months ended September 30, 2008 and 2007, respectively. The majority of the decrease in cash from financing activities resulted primarily from an increase in Member redemptions and Member distributions, which totaled $136,530 and $38,721 for the nine months ended September 30, 2008 and 2007, respectively. The decline in net cash from financing activities was exacerbated by a decrease in the sale of Member units totaling $250,941 during the nine months ended September 30, 2008 as compared to $273,086 for the same period in 2007. Additionally, the Fund experienced a net increase of $9,070 in proceeds from the sale of whole loans, loan participations and borrowings from the Manager from September 30, 2007 to 2008.

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
     Mortgage Loans
     Origination and Acquisition
     Prior to its decision to suspend funding of new loans, we only originated or acquired mortgage loans from borrowers that IMH, as our Manager, believes have sufficient equity in the real estate securing the loans and that otherwise meet our underwriting standards (or, in the case of opportunistic loan purchases, that would have met our underwriting standards had we been the original lender). Historcially, we did not evaluate loans based exclusively on a credit scoring model or a standard checklist. Rather, we utilized a residual analysis methodology, whereby we tested whether there is there sufficient “equity” in the loan that, in the event of a default and foreclosure, we could complete development of the project in a manner such that the fair value of the project in the marketplace would exceed our aggregate investment, ideally generating a return of 18%-20% or more. In conducting this analysis, IMH, among other things, considered the market conditions in the geographic location of the property securing the loan, discussed with developers and other experts in the local market to verify borrower assertions as to market conditions and direction, discussed with national experts it has on retainer that can address the potential market conditions impacting appreciation or depreciation in the value of the property securing the loan and, if applicable, evaluated the current and projected revenue from the property, and the expected levels of applicable rental and occupancy rates. We believed that focusing on the value of the underlying real estate is important because the real estate was our primary source of payment of the loan, and residual analysis mitigates the likelihood of lending too much money in relation to the project’s value. Similar to conventional lenders, we rely upon the skill of independent appraisers to value the collateral underlying our loans.
     As is customary in the commercial lending business, our loan terms may require the establishment of funded or unfunded interest reserves which are included as part of the note commitment and considered in the loan to value ratios at the time of underwriting. In some cases, the borrower may elect to pay interest from its own sources. At September 30, 2008, 28 of our borrowers had established either funded or unfunded interest reserves, and 35 of our borrowers were scheduled to pay interest from other sources.
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
     Losses may occur from investing in real estate loans. Evaluating the collectibility of a real estate loan is a matter of judgment. On a quarterly basis, we evaluate our real estate loan portfolio for impairment on an individual loan basis, except for loans that are cross collateralized within the same borrowing groups. For such loans, we perform both an individual evaluation as well as a consolidated evaluation to assess the Fund’s overall exposure for such loans. As such, all relevant circumstances are considered by the Manager to determine impairment and the need for specific allowances.
     Our evaluation is performed in accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan (“SFAS No. 114”) and SFAS No. 157 – Fair Value Measurements (“SFAS No. 157”). Under the provisions of SFAS No. 114, a loan is considered to be impaired when it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Further, a creditor shall measure impairment based on the fair value of the collateral if the creditor determines that foreclosure is probable. Under SFAS No. 114, if the loan is collateral dependent, impairment is to be measured based on the fair value of the collateral in relation to contractual amounts due under the terms of the loan. All Fund loans are deemed to be collateral dependent. As all loans in the Fund’s portfolio are collateral dependent, we performed an analysis of fair value under the provisions of SFAS No. 157 utilizing primarily a modeling technique commonly used in our industry using Level 3 inputs. Level 3 inputs are unobservable inputs utilized in assumptions to value the asset. Level 3 inputs, as described in SFAS No. 157, were used to measure fair value to the extent that observable inputs were not available because there is little, if any, market activity for the asset at the measurement date.
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
     Loans Held for Sale
     Loans for which the Fund has the intent to sell, either at origination or acquisition, or subsequent to origination or acquisition, are classified as loans held for sale. Loans classified as held for sale are generally subject to a specific marketing strategy or a plan of sale.
     Loans held for sale are accounted for at the lower of cost or market on an individual basis and are reported as a component of mortgage loans. Direct costs related to selling such loans are deferred until the related loans are sold and are included in the determination of the gains or losses upon sale. Valuation adjustments related to loans held for sale are reported in mortgage loans and other expenses, and are not included in the allowance for loan losses or the provision for credit loss.
     Participations Issued and Whole Loans Sold
     In order to facilitate short-term cash needs of the Fund, the Fund occasionally issues participating interests in loans. With the Manager’s election to suspend the acceptance of additional Member contributions to the Fund and the funding of new loans, the Manager anticipates increased loan participations and loan sales in order to meet current liquidity demands in its current portfolio. Historically, such transactions were made at par and for no more than 50% of a loan’s principal balance, and the Fund generally remained the servicing agent for the loan. It is expected that any new loan participations or loan sales would occur at or near par. Under terms of the participation agreements, the purchaser and the Fund are pari-passu pertaining to all rights, privileges and obligations of ownership. However, because the participated interests are not legally isolated from the Fund in a bankruptcy-remote, separate legal entity, these participations are recorded as secured borrowings by the Fund and classified as Participations in Mortgage investments Sold. Under this structure, interest earned by the Fund on the entire loan is recorded as interest income, and interest earned by the purchaser is recorded as interest expense.
     In order to facilitate short-term cash needs of the Fund, the Fund historically sold whole loans at par to its Manager and to third-parties, though there was no intent to sell such loans at the time of origination. Under terms of the whole loan sale agreements, the purchasers assume all rights, privileges and obligations of ownership. The loans sold to the Manager have historically been repurchased and the sold loans to third parties have been periodically repurchased at their request. The loans sold to the Manager are not legally isolated from the Fund in a bankruptcy-remote, separate legal entity and therefore these sales were recorded as secured borrowings by the Fund. For whole loans sold to third parties, assignment of the Fund’s interest in the promissory note, deeds of trust and guaranties were executed, servicing was transferred and the loan is removed from the books of the Fund at par with no gain or loss on sale recorded. Under terms of these transactions, the Fund has no legal right or obligation to repurchase and the purchaser does not have a legal right to require repurchase. Given the Manager’s limited capital resources and liquidity, it is unlikely that the Manager will engage in loan participations or loan sales with the Fund in the near term.

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
     Fund Expenses
     The Fund pays a management fee to IMH and the direct loan expenses of the Fund, as defined in the Operating Agreement. The reported operating expenses therefore do not include any overhead and other expense attributed to the operations of the Fund, which are presently paid by our Manager. Such costs include payroll and direct costs associated with loan origination activities, as well as Member development and operations and other general overhead costs. See “Results of Operations for the Nine and Three Months Ended September 30, 2008 and 2007” above for further information.
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
     On October 10, 2008, the FASB issued FASB Staff Position No. 157-3—Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (“FSP 157-3”). FSP 157-3 provides an illustrative example of how to determine the fair value of a financial asset in an inactive market. The FSP does not change the fair value measurement principles set forth in SFAS No. 157. Our practices for determining the fair value of our loans and real estate held for development have been, and continue to be, consistent with SFAS No. 114 and SFAS No. 144, respectively, as well as in line with the guidance provided in the example in FSP 157-3 for loans and real estate owned with unobservable inputs. FSP 157-3 is not expected to have a material effect on our financial position or results of operations.
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
     During the three months ended September 30, 2008, there were continuing liquidity and credit concerns surrounding the mortgage markets in general. While some concerns were addressed when the U.S. government and governments around the world announced they would take action to address market issues, there continues to be severe restrictions on the availability of financing in general and concerns about the potential impact on credit availability, liquidity, interest rates and changes in the yield curve. While we have been able to meet all of our liquidity needs to date, there are still concerns about the availability of financing generally, and specifically about the availability of take-out financing for our borrowers. This will likely result in increased defaults, non-accrual loans and foreclosures, which will impact the Fund’s short-term mortgage income recognition. Further, the timing and amount received from the ultimate liquidation of such assets can not be determined given the current state of the U.S. and worldwide financial markets.
     For further information regarding the Fund’s market risk, refer to the Fund’s Form 10-K for the year ended December 31, 2007.
     The following table presents information about our mortgage loan principal balances as of September 30, 2008, presented separately for fixed and variable rates and the calendar quarters in which such mortgage loans mature.

	Matured	Q4 2008	Q1 2009	Q2 2009	Q3 2009	Q4 2009	Q1 2010	Q3 2010	Q1 2011	Total
Loan Rates:
Variable	$43,246	$76,509	$69,736	$89,790	$46,003	$3,916	$—	$53,693	$—	$382,893
Fixed	51,283	15,681	42,654	34,351	15,318	—	5,635	—	3,500	168,422

	$94,529	$92,190	$112,390	$124,141	$61,321	$3,916	$5,635	$53,693	$3,500	$551,315

     As of September 30, 2008, we had cash and cash equivalents totaling $57,766 (or 8.1% of total assets), all of which were held in bank accounts or highly liquid money market accounts or short-term certificates of deposit. We have historically targeted that approximately 3%-5% of our assets will be held in such accounts as a working capital reserve. However, our actual deployment may vary depending on the timing and amount of investor capital raised and the timing and amount of loans identified and funded. Based on the scheduled maturities of loans in the portfolio, we believe that these financial assets do not give rise to significant interest rate risk due to their short-term nature.
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
     In the course of the Fund’s initial evaluation of disclosure controls and procedures, management of IMH considered certain internal control areas in which we have made and are continuing to make changes to improve and enhance controls. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer of IMH concluded that there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings.
     IMH and the Fund are subject to oversight by various state and federal regulatory authorities, including but not limited to the Arizona Corporation Commission, the Arizona Department of Revenue, the Arizona Department of Financial Institutions, the SEC and the IRS.
     In addition, we may be party to litigation as the plaintiff or defendant in the ordinary course of business in connection with loans that go into default or for other reasons. While various asserted and unasserted claims exist, resolution of these matters cannot be predicted with certainty, and we believe, based upon currently available information, that the final outcome of such matters will not have a material adverse effect, if any, on our results of operations or financial condition. Please see “Management’s Discussion and Analysis — Results of Operations - Changes in the Portfolio Profile — Scheduled Maturities” for further information on our current foreclosure proceedings.
     Following the suspension of certain Fund activities, including the suspension of Member redemptions, the Fund received notification of a complaint made to the SEC from an investor, while other Members have threatened litigation against the Fund for similar reasons. While no specific litigation has been filed to date, resolution of these or other matters that may arise as a result of the change in Fund activities cannot be predicted with certainty, and we believe, based upon currently available information, that the final outcome of such matters will not have a material adverse effect, if any, on our results of operations or financial condition.
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
     We are in the business of investing in mortgage investments and, as such, we risk defaults by borrowers. Any failure of a borrower to repay loans or to pay interest on loans will reduce our revenue and distributions to Members, and potentially the value of the units and Members’ interest in the Fund as a whole. At September 30, 2008, 17 loans with carrying values totaling $102,144 were in default, and we had commenced foreclosure proceedings on 8 of the 17 related loans. In addition, during the nine months ended September 30, 2008, the Fund took title to the underlying real estate collateral of nine loans in default with a book value of approximately $80,736 at September 30, 2008. In the opinion of management, the estimated net realizable value of such properties exceeds the carrying value of the Fund’s investment in the properties at September 30, 2008.
     However, economic, market, environmental and political conditions may affect management’s plans for development and marketing of such properties. In addition, the implementation of such plans could be affected by the availability of financing for development and construction activities, if such financing is required. Accordingly, the ultimate realization of the fair values of the Fund’s real estate properties are dependent upon future economic and market conditions, the availability of financing, and the resolution of political, environmental and other related issues, many of which are beyond the direct control of management.
We have suspended our lending activities and will unable to capitalize on perceived lending opportunities.
     As allowed by the Fund’s Operating Agreement, effective September 30, 2008, the Manager elected to suspend certain activities of the Fund, including, among other things, the identification and funding of any new loans. This election was made in order to prevent impairment of the Fund’s capital and operations and to stabilize the Fund’s liquid assets in order to meet future obligations under the current loan commitments. There is a risk that the suspension of these Fund activities may persist for an extended period of time, and the Fund may not resume historical activities at all. Unless the Fund activities resume, the Fund will be unable to capitalize on potential current lending opportunities that the Manager believes exist in the marketplace.
The suspension of the Fund activities has created doubt about the Manager’s ability to continue as a going concern for a reasonable period of time .
     As a result of the suspension of the Fund’s activities, although the Manager may collect fees from time-to-time from the modification of existing loans or a portion of penalties or default fees, the suspension of the Fund’s lending activities has resulted in the loss of the Manager’s primary revenue source. As such, the Manager believes that its ability to continue as a “going concern” for the next 12 months is predicated on the successful completion of various initiatives being undertaken. If IMH is unable to continue in its capacity as Manager of the Fund, a replacement manager will need to be identified which could result in a significantly different management fee structure and which may require to Fund to bear certain overhead costs that are presently paid by IMH.
We are subject to the risk that, despite recent actions by the U.S. government and governments around the world, banks and other financial institutions may not be willing to lend and/or interest rates and the yield curve may change, which could adversely affect the ability of our borrowers to repay loans or obtain take-out financing in a timely manner, on reasonable terms, or at all, which would adversely affect our liquidity and our operating results.
     In recent months, financial and other institutions have been impacted by market conditions that are unprecedented in recent times, and the U.S. government and governments around the world have taken a variety of actions and made numerous proposals, including implementing interest rate cuts, in an effort to address market issues.
     There can be no assurance that these actions and proposals will have a beneficial impact on the financial markets, including current extreme levels of volatility. We cannot predict whether or when such actions may occur or what impact, if any, such actions could have on our business, results of operations and financial condition. While such actions and proposals may provide for more availability of credit to our borrowers or to us, there are no assurances that there will be increased availability of credit. In fact, these actions could negatively affect the availability of financing, the quantity and quality of available credit, the changes in interest rates and the yield curve, which could potentially adversely affect the ability of our borrowers to repay our loans or obtain take-out financing in a timely manner, on reasonable terms, or at all, which would adversely affect our liquidity and results of operations.

Our business may be adversely affected by a general economic slowdown or recession in the U.S. or abroad.
          The U.S. economy and the economies of other key industrialized countries currently are characterized by reduced economic activity, increased unemployment and substantial uncertainty about their financial services markets. The U.S. and other key economies may be in or heading toward recession. In addition, homeowners in the U.S. have experienced an unprecedented reduction in wealth due to the decline in residential real estate values across much of the country. These events have caused numerous foreclosures and an excess of residential housing inventory that may reduce the demand for housing projects offered by our borrowers. A sustained glut of housing inventory could result in further declines in housing prices for our borrowers’ residential projects. This, in turn, could reduce the proceeds available to our borrowers to repay our loans. These factors could materially and adversely affect our business, financial condition, results of operations and cash flows.
We have recently experienced higher levels of redemptions from Members, and have suspended the acceptance of new investor contributions and the payment of redemption requests. If the Manager does not resume historical Fund activities and we are unable to replace these funds with new investor contributions or other funding sources, we may be unable to satisfy our liquidity needs.
          During the nine months ended September 30, 2008 and 2007, the Fund paid redemptions totaling $113,206 and $25,835, which, expressed as a percentage of new Member investment (including reinvestments), was 41.3% and 8.87%, respectively. Also, redemption requests satisfying the 60 day notice period and immediately payable as of September 30, 2008 totaled $13,485. In addition to the redemptions payable recorded at September 30, 2008, the Fund Manager had received redemption notices for approximately $51,092. However, effective September 30, 2008, the Manager has elected to, among other actions, suspend the payment of all redemption requests that would otherwise have been payable after October 1, 2008.
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
          The ability of Members to withdraw, or partially withdraw, from the Fund and obtain the return of all or part of their capital account by having their units redeemed is subject to significant limitations, including the following:
•	Requests to redeem units may only be submitted after the units have been held for at least 60 days.

•	Redemptions are made only to the extent we have cash available and, in the judgment of the Manager, the redemption would not impair the liquidity or operation of the Fund.

•	All requests for withdrawal are on a “first-come, first-served” basis. If the amount needed to fund withdrawals in any particular month exceeds the amount of cash available for withdrawals, funds will be distributed to the Members in the order in which their requests were received.

•	If a Member’s capital account is reduced below $10,000 due to any withdrawal payment, we may distribute all remaining amounts in the capital account to the Member in cancellation of the units, and the Member will then cease to be a Member.

•	Unless the Manager determines otherwise, the total amount withdrawn by all Members during any fiscal year may not exceed 10% of the amount of capital accounts of all the Members.

•	We are not required to sell any portion of our assets to fund a withdrawal.

•	We historically have only made redemption payments once a month.

•	If units are redeemed, the redemption has historically been paid within 60 to 90 days following the end of the month in which the request was received by IMH.

     As a result of these and other factors, our Members may not be able to have their capital contributions returned, in whole or in part, in a timely manner, or at all. Effective September 30, 2008, the Manager has elected to, among other actions, suspend the payment of all redemption requests that would otherwise have been payable after October 1, 2008.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     We offer and sell our units in reliance upon exemptions from the registration requirements provided by Rule 506 of Regulation D under the Securities Act, which is a safe harbor for Section 4(2) of the Securities Act relating to sales not involving any public offering. We offer the units through our Manager and its executive officers, none of whom receive any direct compensation or remuneration for such sales, and through a network of licensed broker-dealers and their respective registered representatives. The securities are offered and sold only to persons who are “accredited investors” within the meaning of Rule 501 of Regulation D under the Securities Act and without the use of any underwriters or general solicitation, as that concept is embodied in Regulation D. Any sales commissions or other forms of remuneration paid to broker-dealers or their respective registered representatives in connection with the sale of units are paid by the Manager. Generally, current broker-dealer selling agreements set forth a 2% selling commission and a 25 basis point trail commission, which is an annual commission paid on the balance of units sold by a broker-dealer or its registered representatives which are outstanding at each anniversary of the initial issuance of the units. All proceeds from the sale of units are used to fund short-term commercial mortgage loans. The following table summarizes unit and Member activity during the three months ended September 30, 2008, as well as inception-to-date information for the Fund:

	Member Investments
		Additional First
	Initial	Year	Additional	Reinvestment	Redemptions
	Investment	Contributions	Contributions	Contributions	Full	Partial	Net
July 1 - September 30, 2008
Direct
Dollars	$8,170	$9,818	$3,995	$1,846	$(6,324)	$(7,151)	$10,354

# Members	37	11	38	1,008	(45)	(50)	(8)

# Units	817	982	400	185	(632)	(715)	1,035

Broker/Dealer
Dollars	$49,117	$5,243	$7,727	$4,282	$(15,423)	$(7,742)	$43,204

# Members	516	71	119	3,939	(112)	(74)	404

# Units	4,912	524	773	428	(1,542)	(774)	4,320

Third Quarter Totals
Dollars	$57,287	$15,061	$11,722	$6,128	$(21,747)	$(14,893)	$53,558

# Members	553	82	157	4,947	(157)	(124)	396

# Units	5,729	1,506	1,172	613	(2,175)	(1,489)	5,356

Fiscal 2008 Totals
Dollars	$177,724	$21,332	$51,885	$23,192	$(75,041)	$(45,491)	$153,600

# Members	1,679	147	515	17,699	(419)	(303)	1,260

# Units	17,772	2,133	5,188	2,319	(7,504)	(4,549)	15,360

Inception to September 30, 2008
Dollars	$631,274	$89,628	$154,286	$66,897	$(117,154)	$(94,546)	$730,384

# Members	5,433	936	1,639	34,463	(701)	(658)	4,732

# Units	63,125	8,963	15,429	6,690	(11,715)	(9,455)	73,038

     Item 6. Exhibits

Exhibit
No.	Description
3.1	IMH Secured Loan Fund, LLC Certificate of Formation (incorporated by reference to Exhibit 3.1 of the Annual Report on Form 10-K, filed by IMH Secured Loan Fund, LLC on March 31, 2008).

4.1	IMH Secured Loan Fund, LLC Restated Limited Liability Company Operating Agreement (incorporated by reference to Exhibit 4.1 of the Registration Statement on Form 10, File No. 000-52611, filed by IMH Secured Loan Fund, LLC on April 30, 2007)

4.2	Form Subscription Agreement (incorporated by reference to Exhibit 4.2 of the Registration Statement on Form 10, File No. 000-52611, filed by IMH Secured Loan Fund, LLC on April 30, 2007)

31.1*	Certification of Chief Executive Officer of Investors Mortgage Holdings, Inc., manager of IMH Secured Loan Fund, LLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer of Investors Mortgage Holdings, Inc., manager of IMH Secured Loan Fund, LLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*†	Certification of Chief Executive Officer and the Chief Financial Officer of Investors Mortgage Holdings, Inc., manager of IMH Secured Loan Fund, LLC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

†	This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Exchange Act, and is not to be incorporated by reference into any filings of the Fund, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES
     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 19, 2008	IMH SECURED LOAN FUND, LLC

	By:	Investors Mortgage Holdings, Inc.
	Its:	Manager

	By:	/s/ Steven Darak

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