Form 10-K
period 2008-12-31
IMH Secured Loan Fund, LLC
filed 2009-04-02
CIK 1397403

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2008
Commission File Number 000-52611

IMH Secured Loan Fund, LLC
(Exact name of registrant as specified in its charter)

Delaware	81-0624254
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

4900 N. Scottsdale Rd #5000
Scottsdale, Arizona	85251
(Address of principal executive offices)	(Zip code)
Registrant’s telephone number, including area code:
(602) 840-8400
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑
     No established public market exists for the registrant’s units.
     The registrant had 73,038 limited liability company units outstanding as of March 31, 2009.
DOCUMENTS INCORPORATED BY REFERENCE
NONE

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
          The forward-looking statements that we make in this Form 10-K are subject to a variety of risks, uncertainties and other factors that could cause actual results to differ materially from such forward-looking statements. Some of the important factors that could cause our actual results to differ from those projected in any forward-looking statements include, but are not limited to, the following factors, which are discussed in greater detail in the “Risk Factors” section of our Form 10-K:
•	IMH Secured Loan Fund, LLC (the “Fund,” “we,” “us,” or “our”) has been and will continue to be adversely affected by the general economic slowdown and recession in the U.S. and abroad.

•	We are subject to the risk that, despite recent actions and proposals by the U.S. government and governments around the world, the economy and real estate and other markets will not improve, which could continue to adversely affect our ability to sell or dispose of properties we own and the ability of our borrowers to repay our loans or obtain take-out financing in a timely manner, on reasonable terms, or at all, which would adversely affect our liquidity and operating results.

•	As allowed by the limited liability company operating agreement (the “Operating Agreement”) of the Fund, effective October 1, 2008, Investors Mortgage Holdings, Inc. (“IMH” or the “Manager”) has elected to suspend certain activities of the Fund, including the acceptance of any additional investments in the Fund, the payment of redemptions requests, the acceptance of new redemption requests, and the identification and funding of new loans. This election was made in order to preserve the Fund’s capital and to stabilize the Fund’s operating activities and liquid assets in order to meet future obligations, including those pursuant to the current loan commitments. There can be no assurance that the activities of the Fund will resume in the foreseeable future, if ever.

•	As a result of the suspension of the Fund’s activities, the Manager believes that both the Fund’s and the Manager’s ability to continue as a “going concern” for the next 12 months is predicated on the successful completion of one or more initiatives that are being evaluated. If IMH is unable to continue in its capacity as Manager of the Fund, a replacement manager will need to be identified, which could result in a significantly different management fee and expense structure.

•	If the Fund’s liquidity continues to dissipate and the Fund is unable to meet its obligations, the Fund may be forced to sell certain assets of the Fund for a price at or below their current book value, which could result in a loss.

•	Our units lack liquidity and marketability and our unitholders (“Members”) cannot sell their units or have their units redeemed. As a result, our Members may lose their entire investment or may not be able to sell their units or have them redeemed in a timely manner, or at all, or at the price they paid.

•	We are subject to risks generally associated with the ownership of real estate-related assets, including changing economic conditions, environmental risks, unforeseen statutory and regulatory changes, the cost of and ability to obtain insurance and risks related to developing and leasing of properties.

•	As a mortgage lender, we are subject to a variety of external forces that could have a material adverse effect our operations and results, including, without limitation, fluctuations in interest rates, fluctuations in economic conditions (which are exacerbated by our limited geographic diversity), and the effect that regulators or bankruptcy courts could have on our operations and rights as a secured lender.

•	Our loans, which are not guaranteed by any government agency, are risky and are not sold on any secondary market, and the underwriting standards that we previously utilized may not have been sufficient to protect Members from loan defaults or ensure that sufficient collateral, including collateral pledged by guarantors, will exist to protect Members from any such defaults.

•	Our borrowers are exposed to various risks associated with owning real estate, and expected and unexpected costs or liabilities, including costs of holding such real estate, could reduce the likelihood that our borrowers will be able to develop or sell the real estate, which could increase the likelihood that our borrowers will default on the loans or may require us to advance additional amounts to preserve and protect our interest in the related assets.

•	Real estate assets acquired in foreclosure or through other means are generally non-earning assets that reduce the distributable yield to investors, if any. Moreover, the ultimate disposition and liquidation of such assets may not occur for an extended period of time, which would adversely affect our liquidity.

•	We rely exclusively on our Manager to manage our investments and conduct our operations. Our Members have no right to participate in decisions relating to the activities of our Manager or, in general, the Fund.

•	We are obligated to pay certain fees to our Manager, which may materially and adversely impact our operating results and reduce cash available for other purposes.

•	Our Manager faces conflicts of interest, including, without limitation, competing demands upon its time and its involvement with other activities, all of which could have a material adverse effect on us.

•	As a publicly reporting company, we are required to divert considerable resources to new compliance initiatives, including refining, maintaining, testing and reporting on our disclosure controls and procedures and internal control over financial reporting, as well as compliance with accounting and reporting initiatives relating to valuation of our assets.

•	The suspension of the Fund activities may persist for an extended period of time, and the Fund may not resume historical activities at all.

•	There are material income tax and retirement plan risks associated with ownership of our units.
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

PART I
Item 1. Business.
History and Corporate Structure
          The Fund was organized in Delaware in May 2003 to invest in and manage mortgage investments, consisting primarily of short-term commercial mortgage loans collateralized by first mortgages on real property, and to perform all functions reasonably related thereto, including developing, managing and either holding for investment or disposing of real property acquired through foreclosure or other means.
          While we use the term “Fund,” the Fund is not a mutual fund or any other type of “investment company,” as that phrase is defined by the Investment Company Act of 1940, as amended (the “Investment Company Act”) and has no plans to be registered under the Investment Company Act. As of December 31, 2008, total investment in the Fund was approximately $730 million, the Fund had mortgage loans, net, of $313.5 million and total assets of $414.8 million, as compared to $576.8 million, $508.9 million, and $590.6 million, respectively, as of December 31, 2007. Our offices are located at 4900 N. Scottsdale Road, Suite 5000, Scottsdale, Arizona 85251, and our telephone number is (480) 840-8400.
          IMH was incorporated in Arizona in June 1997, and is licensed as a mortgage broker by the State of Arizona. IMH has a wholly-owned subsidiary, Investors Mortgage Holdings California, Inc., which is licensed as a real estate broker by the California Department of Real Estate. As of December 31, 2008, IMH was not managing any other private or public funds similar to the Fund, although principals of IMH have subsequently begun to engage in such activities. IMH’s executive offices are located at 4900 N. Scottsdale Road, Suite 5000, Scottsdale, Arizona 85251, and its telephone number is (480) 840-8400.
          The Fund and the Manager, and the Manager’s wholly-owned subsidiary, are part of the IMH Group. The IMH Group has been engaged in diverse facets of real estate, such as finance, property management, leasing, marketing, acquisition, disposition, development, redevelopment, renovation, construction, and other real estate-related services for over ten years. As of the date of this Form 10-K, other members of the IMH Group include, among others, IMH Holdings, LLC, an Arizona limited liability company, and its wholly-owned subsidiaries, IMH Management Services, LLC, an Arizona limited liability company, and SWI Management, LLC, an Arizona limited liability company. IMH Management Services, LLC provides human resources and administrative services, including the supply of employees, to the various members of the IMH Group, and SWI Management, LLC is engaged in a variety of real estate and real estate related activities.
          The Fund does not have a website. The internet address for the IMH Group is www.imhre.com. The website for the IMH Group and the information contained therein or connected thereto does not constitute a part of this Form 10-K or any amendment thereto.
Recent Events and Response
          The global and U.S. economies experienced a rapid decline in 2008. The real estate and other markets suffered unprecedented disruptions, causing many major institutions to fail or require government intervention to avoid failure, which has placed severe pressure on liquidity and asset values. These conditions were brought about largely by the erosion of U.S. and global credit markets, including a significant and rapid deterioration of the mortgage lending and related real estate markets.
          The U.S., state and foreign governments have taken or are considering taking extraordinary actions in an attempt to deal with the worldwide financial crisis and the severe decline in the economy. In the U.S., the federal government has adopted, among other things, the Emergency Economic Stabilization Act of 2008 (enacted on October 3, 2008) and the American Recovery and Reinvestment Act of 2009 (enacted on February 17, 2009). With authority granted under these laws, the United States Department of the Treasury has proposed a financial stability plan that is intended to, among other things, invest additional capital into banks and provide for various forms of economic stimulus. Other laws, regulations, and programs at the federal, state and local levels are under consideration that seek to address the state of the economy and real estate and other markets.
          Despite these actions, we continue to operate under very difficult conditions. There can be no assurance that these or other actions will have a beneficial impact on the economy or real estate or other markets. We cannot predict the effect that these or other actions will have on our business, results of operations or financial condition. In the near term, we believe the credit freeze and the lack of liquidity will not be alleviated by these recent actions. Banks have not been, and we believe will not be, lending in a meaningful way for the foreseeable future.
          Short-term bridge loans to facilitate real estate entitlement and development, and other interim financing, constitute the heart of our business model. This model relies on market capital availability. However, current market conditions have virtually eliminated the traditional sources of take-out financing on which our business model is dependent. We believe it will take 12-24 months for markets and capital sources to begin to “normalize,” although there can be no assurance that the markets will stabilize in this timeframe.
          To preserve the Fund’s capital and to stabilize the Fund’s operations and liquid assets in order to meet future obligations, including those pursuant to current loan commitments, effective October 1, 2008, the Manager caused the Fund to, among other things:
•	suspend accepting any additional capital contributions;

•	suspend reinvesting monthly distributions, if any, and cause all future monthly distributions, if any, to be paid in cash;

•	cancel all pending redemption requests, and suspend the acceptance of any new redemption requests; and

•	suspend accepting any new loan requests.
          While the Fund plans to work to continue making distributions to Members, there can be no guarantee that it will be able to do so, and monthly distributions, if any, may fluctuate materially depending on external factors that are, in most cases, beyond our control. Further, as a result of the disruption and recession, we are unable to estimate with certainty when the return of Member capital will occur, if at all.
          Asset values have dropped significantly in many of the areas where the Fund holds real estate or has a security interest in collateral securing our loans. As a result, IMH has, on behalf of the Fund, has recorded a non-cash valuation provision charge for the year ended December 31, 2008 totaling $323.2 million, as compared to $1.9 million for the year ended December 31, 2007, to reflect the fair value of its loan portfolio and real estate owned as of the reporting date. IMH also found it necessary to modify certain loans in the Fund’s portfolio, the result of which has resulted in an extended term of maturity on such loans of two years or longer. IMH may need to modify additional loans in the future in an effort to, among other things, protect the Fund’s collateral.
          During fiscal 2009, if not longer, the Fund’s non-performing loans and real estate owned will likely increase, and this increase could be material.
          We believe the adjustments we have made are appropriate and prudent in light of the current conditions of the U.S. and global capital markets. We will continue to evaluate all assets in the Fund on a case-by-case basis, each with an emphasis on preserving capital and generating liquidity and, to the extent possible, providing Member distributions. The Manager is evaluating a number of strategies for the Fund, including, but not limited to, resuming the historical activities of the Fund, potentially with modifications to the Operating Agreement and investment strategy, the possible timely and orderly liquidation of the Fund, a roll-up of the Fund into one or more possible new investment vehicles, or other possible recovery strategies.

Business
          Our business strategy has historically been to generate income through investment in and management of mortgage investments, consisting primarily of short-term commercial mortgage loans collateralized by first mortgages on real property, and to perform all functions reasonably related thereto, including developing, managing and either holding for investment or disposing of real property acquired through foreclosure or other means.
Acquisition and Investment Policies
          As discussed above, effective October 1, 2008, the Manager, among other things, stopped identifying and funding new loans. Prior to suspension of the Fund’s activities, our Manager underwrote the loans we have funded and evaluated loans that we acquired from third parties. All mortgage loans are collateralized by a first mortgage on real property, and usually include a personal guarantee by the principals of the borrower. We have not made second or more junior loans, restricting our loans to those secured by first mortgages or trust deeds on real estate. We have, however, accepted second mortgages on other properties as additional collateral for a first mortgage loan. Our loans include first mortgages on improved residential and commercial properties, construction loans, bridge loans and loans secured by improved and unimproved land. We have not historically made loans secured by owner-occupied residential property or other consumer-type loans. Independent third-party companies, with supervision of the Manager, provide construction inspections and construction document management services for the majority of the construction loans.
          Each of our mortgage loans is collateral dependent, and we did not evaluate loans based exclusively on a credit scoring model or a standard checklist. Rather, we utilized a residual analysis methodology, whereby we tested whether there was sufficient “equity” in the loan that, in the event of a default and foreclosure, we could complete development of the project in a manner such that the fair value of the project in the marketplace would exceed our aggregate investment and generate an acceptable return. In conducting this analysis, IMH, among other things, considered the market conditions in the geographic location of the property securing the loan, engaged in discussions with developers and other experts in the local market to verify borrower assertions as to market conditions, and consulted with national experts to evaluate the potential market conditions that could impact appreciation or depreciation in the value of the property securing the loan and, if applicable, evaluated the current and projected revenue from the property, the expected levels of applicable rental and occupancy rates.
          We believed that focusing on the value of the underlying real estate was important because the real estate is our primary source of payment of the loan, and residual analysis mitigates the likelihood of lending too much money in relation to the project’s value.
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
          Prior to suspension of the Fund’s activities, when selecting mortgage loans for us, IMH generally adhered to the following guidelines:

          1. Types of Loans in Which We Invested.
          We have historically invested in loans which are secured by first mortgages on real property. Historically, we minimized our exposure by intentionally avoiding significant investment in a number of asset classes that we believed deviated from our core philosophy and would have resulted in an unnecessary risk to investor capital, including condominium conversions, high-rise condominiums, public home builders, large land parcels not in proximity to existing development, and office condominiums. Our loans fall into the following categories: pre-entitled land which is not entitled or zoned for its intended use; entitled land; construction of new and improvement of existing structures.
               Pre-Entitled Land Loans
          We acquired loans intended for the purchase of raw, unimproved land held for future development or for which the borrower is processing the entitlements with applicable governmental authorities. The term “entitlements” refers to development agreements and tentative maps or recorded plats, depending on the jurisdiction within which the land is located. Entitlements generally give the developer the right to obtain building permits upon compliance with applicable ordinances and regulations.
               Entitled Land Loans
          We acquired loans that enabled borrowers to acquire entitled real property and hold it for future development or sale, to complete the basic infrastructure, or to hold the developed land for future construction of projects. Development of the land may include installing electricity, sewers, water, other utilities, and streets.
               Construction and Existing Structure Loans
          We acquired loans for the construction of structures on developed land. Funds under this type of loan are generally not released to the borrower until work in the previous phase of the project has been completed and an independent inspector has verified certain aspects of the construction and its costs. We generally require material and labor lien releases prior to releasing funds for completed construction work on the project. We also lent funds or acquired mortgages which allowed commercial borrowers to make improvements or renovations to existing property or structures in order to increase the net operating income of the property or otherwise enhance the value of the property so that it may qualify for permanent or long-term bank, institutional or other traditional refinancing.
          2. Loan-to-Value Ratio.
          While the maximum loan amount for a particular project may vary based on the specific relevant factors for the project and the borrower, when originating or acquiring mortgage loans, we utilized the following loan-to-value guidelines in determining the maximum amount of our loan in relation to the estimated realizable value of the related collateral property at the time of origination:

Loan-to-Value
Type of Secured Property	Ratios
Pre-entitled Land	60%
Entitled Land	60%
Construction and Existing Structures	70%
          IMH, in its discretion, was able to increase any of the above loan-to-value ratios if a given loan was supported by other collateral or enhancements adequate to justify a higher loan-to-value ratio, including personal guarantees. These loan-to-value ratios did not apply to financing offered by us to the purchaser of any real estate acquired through foreclosure, or to refinance an existing loan that is in default when it matures. In those cases, IMH, in its sole discretion, was free to accept any reasonable financing terms or make additional investments that it deemed to be in our best interest. Periodically, our collateral includes personal property which is incidental to the ownership or operation of the real property.
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
          3. Priority of Mortgages.
          We have invested only in first mortgages and trust deeds unless a second mortgage on a different property was offered as additional collateral. Even in those cases, we did not advance money solely in respect of a second mortgage. However, IMH, in its sole discretion, was free to accept any reasonable financing terms or make additional investments that it deems to be in our best interest.
          4. Terms of Mortgage Loans.
          Historically, our loans typically had maturities between six and 18 months, and substantially all of our loans provide for monthly payment of interest only with a “balloon” payment of principal payable in full upon maturity of the loan. Interest rates, which could have been fixed or variable, were generally subject to a minimum interest rate (“the rate floor”). Our loans do not contain prepayment penalties or exit fees, and were structured with such other terms and conditions as IMH deemed appropriate.
          IMH has, on behalf of the Fund, found it necessary to modify certain loans in the Fund’s portfolio, the result of which has resulted in an extended term of maturity on such loans of two years or longer. In the absence of an available credit market, IMH may need to modify additional loans in the future in an effort to, among other things, protect the Fund’s collateral.
          5. Escrow Conditions.
          We funded our loans through an escrow held by an independent title insurance company or escrow company, subject to, among other conditions, requirements that borrowers obtain proper title insurance and fire and casualty insurance, in each case naming us as the insured or loss payee, as appropriate.
          6. Credit Evaluations of the Borrower.
          Before originating or acquiring a loan, IMH performed what it considered to be a customary review of the creditworthiness of a borrower.
          7. Diversification.
          We sought to prevent any single mortgage loan from exceeding 10% of our loan portfolio, and mortgage loans outstanding to any one borrower or group of related borrowers from exceeding 20% of our loan portfolio. Our Manager has exceeded these guidelines from time to time when it deemed it appropriate to do so, and our Manager anticipates that, as loans are paid off and restructured in the future, these guidelines may be exceeded.
          8. Cash Reserves.
          Prior to suspension of the Fund’s activities, we sought to deploy approximately 95% to 97% of our cash in mortgage investments and to retain approximately 3% to 5% in bank accounts or highly liquid money market funds as a working capital reserve. However, our actual deployment varied depending on the timing and amount of investor capital raised and the timing and amount of loans identified and funded. The deployment ratio at December 31, 2008 and 2007 was 78.1% and 89.0%, respectively.
          9. Sales or Participations of Mortgage Investments.
          We may sell or participate our mortgage investments or interests in our loans to either IMH or non-affiliated parties to create liquidity for the Fund or to reduce portfolio risk. IMH has purchased, and may in the future, purchase loans from the Fund. IMH or any other purchaser of our loans will have all of the benefits, risks, and obligations of ownership after the time of such purchase, including the right to all interest earned. Although there is no obligation for us to do so, we have in the past repurchased such loans from IMH, and may do so in the future. However, we do not expect that the loans will be readily marketable or that a secondary market will develop for them.
          10. Purchase of Mortgage Loans from IMH or Third Parties.
          Prior to suspension of the Fund’s activities, we acquired from time to time from IMH or third parties whole mortgage loans, or participations in mortgage loans, for a price not in excess of the par value of the note or the portion thereof relating to the amount participated. We did so if doing so would diversify our portfolio or enable us to take advantage of a market opportunity, reduce our risk, result in an arbitrage of interest rates, reduce the significance of an otherwise disproportionately large loan that is held by the Fund or result in a maximum deployment of the Fund’s capital, or in order to gain exclusive control of a participated loan, within the investment constraints otherwise described in this Form 10-K.
Information Regarding Our Mortgage Investments
          As of December 31, 2008, our loan portfolio, net of the allowance for credit loss, totaled $313.5 million, or approximately 75.6% of our total assets, as compared to $508.9 million, or approximately 86.2% of our total assets, as of December 31, 2007. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Trends and Uncertainties – Prospective Trends – Loan Portfolio Valuation Analysis Summary” for information regarding, among other things, our allowance for credit loss. As of December 31, 2008 and 2007, the geographic concentration of loan outstanding principal balances, net of the allowance for credit loss, by state, follows (dollars in thousands):

	December 31, 2008					December 31, 2007
	Oustanding	Allowance for	Net Carrying			Oustanding	Allowance for	Net Carrying
	Principal	Credit Loss	Amount	Percent	#	Principal	Credit Loss	Amount	Percent	#
Arizona	$294,362	$(128,499)	$165,863	52.9%	31	$230,263	$(1,900)	$228,363	44.8%	34
California	177,255	(124,422)	52,833	16.9%	20	171,560	—	171,560	33.7%	15
New Mexico	5,240	(637)	4,603	1.5%	2	4,469	—	4,469	0.9%	2
Texas	55,825	(5,781)	50,044	16.0%	4	32,114	—	32,114	6.3%	5
Idaho	49,578	(38,458)	11,120	3.5%	2	48,635	—	48,635	9.6%	2
Minnesota	16,590	—	16,590	5.3%	1	14,781	—	14,781	2.9%	1
Nevada	7,969	(1,876)	6,093	1.9%	1	8,975	—	8,975	1.8%	2
Utah	7,035	(637)	6,398	2.0%	1	—	—	—	—

Total	$613,854	$(300,310)	$313,544	100.0%	62	$510,797	$(1,900)	$508,897	100.0%	61

          As of December 31, 2008 and 2007, respectively, loan outstanding principal balances, net of the allowance for credit loss, by development status of the underlying collateral, were as follows (dollars in thousands):

	December 31, 2008			December 31, 2007
	Amount	%	#	Amount	%	#
Pre-entitled Land:
Held for Investment	$7,178	1.2%	2	$—	—	—
Processing Entitlements	200,902	32.8%	12	203,166	39.7%	19

	208,080	34.0%	14	203,166	39.7%	19

Entitled Land:
Held for Investment	114,307	18.6%	17	135,060	26.4%	11
Infrastructure under Construction	57,908	9.4%	4	60,037	11.8%	5
Improved and Held for Vertical Construction	54,486	8.9%	5	14,800	2.9%	3

	226,701	36.9%	26	209,897	41.1%	19

Construction & Existing Structures:
New Structure — Construction in-process	43,814	7.1%	14	70,864	13.9%	17
Existing Structure Held for Investment	37,482	6.1%	5	26,870	5.3%	6
Existing Structure — Improvements	97,777	15.9%	3	—	—	—

	179,073	29.1%	22	97,734	19.2%	23

Total	$613,854	100.0%	62	$510,797	100.0%	61

Less: Allowance for Credit Loss	(300,310)			(1,900)

Net Carrying Value	$313,544			$508,897

          Management estimates that approximately 63% of the valuation allowance is attributable to residential-related projects, 34% to mixed use projects, and the balance to commercial and industrial projects.
          The geographic concentration of loans in default, net of the allowance for credit loss, at December 31, 2008 is as follows (in thousands except unit data):

	Percent of						Non-Accrued
	Outstanding		Outstanding	Allowance for	Net Carrying	Accrued	Note
	Principal	#	Principal	Credit Loss	Amount	Interest	Interest	Total
Arizona	28.9%	14	$65,361	$(45,068)	$20,293	$1,573	$2,337	$24,203
Idaho	26.5%	3	60,039	(47,882)	12,157	2,173	5,372	19,702
California	27.1%	5	61,398	(51,477)	9,921	911	34	10,866
Minnesota	7.3%	1	16,590	—	16,590	326	—	16,916
Texas	4.9%	3	11,102	(5,781)	5,321	320	—	5,641
Nevada	3.5%	1	7,969	(1,876)	6,093	319	—	6,412
New Mexico	1.8%	1	4,171	—	4,171	—	50	4,221

	100.0%	28	$226,630	$(152,084)	$74,546	$5,622	$7,793	$87,961

          Of the loans in default at December 31, 2008, approximately 60% of such loan balances, before the allowance for credit loss, related to residential end-use projects, 31% related to mixed-use projects, and 9% related to commercial projects.
          For additional information concerning our loans, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” For information regarding real estate owned, see “Properties.”
Regulation
Mortgage Broker Regulations
          Our operations are managed by IMH. IMH’s operations as a mortgage broker are subject to regulation by federal, state and local laws and governmental authorities. IMH holds a mortgage broker’s license in Arizona. As a licensed mortgage broker, IMH is subject to regular on-site examinations by the Arizona Department of Financial Institutions, which may review its advertising, record maintenance, and financial reporting. Under applicable Arizona law, regulators have broad discretionary authority over IMH’s activities.

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
Securities Laws
          We and IMH are also subject to various federal and state securities laws regulating the issuance and sale of securities. These federal laws are enforced principally by the SEC, while the state laws are enforced principally by the corporation commissions, attorneys general, or similar agencies of the states in which interests in the Fund are sold. The aggregate value of our assets exceeded $10,000,000 and our units are held by 500 or more persons of record. Therefore, pursuant to regulations under Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Fund qualifies as a publicly reporting entity and is required to file periodic reports and other required information with the SEC.
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
          The staff of the SEC has stated that it would regard as Qualifying Assets mortgage loans that are fully secured by real property, and the staff of the SEC has granted no-action relief to permit a participation interest in a mortgage loan fully secured by real property to be considered a Qualifying Asset if the holder of the participation interest controls the unilateral right to foreclose on the mortgage loan in the event of a default. As disclosed elsewhere in this Form 10-K, the Fund seeks to deploy approximately 95% to 97% of its cash in short-term mortgage investments that are secured by first deeds of trust or mortgages, and to retain approximately 3% to 5% in bank accounts or highly liquid money market funds as a working capital reserve. All of the loans funded by the Fund are secured by the underlying real estate. If the Fund participates in a loan with a third-party, the Fund seeks to be the lead lender in the participation, which, among other things, provides the Fund with the unilateral ability to foreclose on the loan in the event of a default. Since its inception, the Fund has been the lead lender on all but two participated loans. At the time of original funding, each loan represented less than 5% of the Fund’s total loan portfolio and currently such loans collectively represent less than 2% of the Fund’s portfolio. Accordingly, IMH believes the Fund qualifies for the Real Estate Exemption. However, the staff of the SEC could take a different view and, although IMH intends to conduct the Fund’s operations such that it qualifies for the Real Estate Exemption, the Fund might inadvertently become an investment company if loans in which the Fund participates and is not the lead lender exceed a percentage of the Fund’s portfolio that is deemed acceptable by the staff of the SEC.
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
          Should we or IMH not adhere to the laws and regulations which apply to us, we could face potential disciplinary or other civil action that could have a material adverse effect on our business. The preceding discussion is only intended to summarize some of the significant regulations that affect the Fund, and therefore is not a comprehensive survey of the field. These summaries are qualified in their entirety by reference to the applicable statute or regulation. In recent weeks and months, substantial new legislation has been adopted or proposed relating to, among other things, financial institutions and private investment vehicles. Many of the adopted laws have been in effect for only a limited time, and have produced limited or no relief to the capital, credit and real estate markets. There can be no assurance that new laws and regulations will stabilize or stimulate the economy in the near term or at all, or that the Fund will not become subjected to additional legislative or regulatory burdens as a result.

Competition
          Prior to suspension of the Fund’s activities, the industry in which the Fund operated was serviced primarily by conventional mortgage lenders and loan investors, which include commercial banks, insurance companies, mortgage brokers, pension funds, and private and other institutional lenders. There were also a small number of non-conventional lenders that are similar to us.
          The Fund no longer views itself as being in direct competition for lending activities with anyone because the Fund has stopped funding new loans. However, as the Fund seeks to locate purchasers for real estate it has acquired, or for takeout financing for its borrowers, the Fund is competing with a large number of persons and entities that have acquired real estate, whether through foreclosure or otherwise, and that have originated commercial mortgage loans, in the past few years. Many of these persons and entities utilized leverage to purchase the real estate or fund the loans, and many are selling collateral or accepting takeout financing worth less than the principal investment in order to generate liquidity and satisfy margin calls or other regulatory requirements.
          The Fund is not burdened with leverage, and it therefore believes it has options and tools available that allow it to conduct its business strategically, and avoid forced sales of investments. However, because of the large number of real estate and mortgage investments for sale by third-parties, and the willingness or need of such third-parties or the owners thereof to take significant losses, the Fund is facing severe competition for buyers and takeout lenders, and is facing significant asset value pressures as a result.
Employees
          The Fund does not have any directors, officers or employees, and all of the Fund’s operations are conducted by our Manager. Although our Manager has directors and executive officers, it does not have any employees and it relies on an affiliate to provide human resources and administrative services, including the supply of employees, to it and other affiliates. As of March 30, 2009, IMH and its affiliates had 40 employees.
Item 1A. Risk Factors.
          Our business involves a high degree of risk. The risks described below are those that we believe are the material risks we face. Any of the risk factors described below, and others that we did not anticipate, could significantly and adversely affect our business, prospects, financial condition, results of operations, and cash flows. As a result, you may lose all or part of your investment.
Risk Factors Relating to Recent Economic Conditions and Governmental Response Efforts
The recent decline in economic conditions and disruptions to markets may not improve for the foreseeable future, which could cause the Fund to suffer continuing operating losses, adversely affect its liquidity, and create other business problems.
          The global and U.S. economies experienced a rapid decline in 2008. The real estate and other markets suffered unprecedented disruptions, causing many major institutions to fail or require government intervention to avoid failure, which has placed severe pressure on liquidity and asset values. These conditions were brought about largely by the erosion of U.S. and global credit markets, including a significant and rapid deterioration of the mortgage lending and related real estate markets.
          These events have caused, among other things, numerous foreclosures and an excess of residential housing inventory and finished residential lots, and a glut of stalled commercial real estate projects. Excess inventory could result in a decline in the values of real estate that we own or that secures our loans. This, in turn, could reduce the proceeds we realize upon sale and that are available to our borrowers to repay our loans.

The foregoing could result in defaults on our loans and might require us to record reserves with respect to non-accrual loans, write-down our real estate owned and realize credit losses with respect to our loans. These factors could materially and adversely affect our business, financial condition, results of operations and cash flows.
          As a consequence of the difficult economic environment, we experienced losses, resulting primarily from significant provisions for credit losses and substantial write-downs of our assets. There can be no assurance that the economic conditions or the real estate and other markets generally, will improve in the near term, in which case we could continue to experience significant losses and write-downs of assets, and could face capital and liquidity constraints and other business challenges.
We cannot predict the effect of recent legislative and regulatory initiatives.
          The U.S., state and foreign governments have taken or are considering extraordinary actions in an attempt to deal with the worldwide financial crisis and the severe decline in the global economy. To the extent adopted, many of these actions have been in effect for only a limited time, and have produced limited or no relief to the capital, credit and real estate markets. There is no assurance that these actions or other actions under consideration will ultimately be successful or beneficial to the Fund.
          In the U.S., the federal government has adopted, among other things, the Emergency Economic Stabilization Act of 2008 (enacted on October 3, 2008) and the American Recovery and Reinvestment Act of 2009 (enacted on February 17, 2009). With authority granted under these laws, the United States Department of the Treasury has proposed a financial stability plan that is intended to, among other things, invest additional capital into banks and provide for various forms of economic stimulus. Other laws, regulations, and programs at the federal, state and local levels are under consideration that seek to address the economic climate and real estate and other markets. We cannot predict the effect that these or other actions will have on our business, results of operations and financial conditions. Further, the failure of these or other actions and the financial stability plan to stabilize the economy could materially adversely affect our business, financial condition, and results of operations.
Investment Risks
Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern.
          Our independent registered public accounting firm included an explanatory paragraph in the audit report included with this Form 10-K indicating that we have experienced increasing default rates and foreclosures on our mortgage loans that raise substantial doubt about our ability to continue as a going concern. In this regard, the dislocations and uncertainty in the economy, and real estate, credit, and other markets, have created an extremely challenging environment that will likely continue for the foreseeable future, and there can be no guarantee that the Fund will have sufficient liquidity to continue as a going concern. By including an explanatory paragraph in their opinion stating that there is substantial doubt about our ability to continue as a going concern, our auditors have indicated that they are uncertain as to whether we have the capability to continue our operations without an infusion of additional funds. Although IMH has taken a number of measures to provide liquidity for the Fund, including, among other things, efforts to sell whole loans and participate interests in certain loans in the Fund’s portfolio, and to liquidate certain real estate, there can be no assurance that such measures will be completed in a timely manner or at all, or that if such measures are completed, that they will yield sufficient liquidity to assure the Fund’s continued ability to operate as a going concern.
We have suspended our lending activities, which may cause the Fund to experience a material adverse effect.
          Effective October 1, 2008, the Manager elected to suspend certain activities of the Fund, including, among other things, the identification and funding of any new loans. This election was made in order to preserve the Fund’s capital and to stabilize the Fund’s operations and liquid assets in order to meet future obligations, including those pursuant to current loan commitments. There is a risk that we may not resume lending for an extended period of time, and the Fund may not resume historical activities at all. The inability to fund new loans prevents the Fund from capitalizing on attractive, interest or other fee paying investments, and managing interest rate and other portfolio risk as the Fund’s existing investments are sold, restructured, or refinanced. Any one or more of the foregoing could adversely affect the resulting yield to our Members, if any, and cause the Fund to experience a material adverse effect.
The suspension of the Fund’s activities has created doubt about the Manager’s ability to continue as a going concern.
          Our Manager receives from borrowers, either directly or from loan proceeds, all revenue and fees from loan origination, processing, servicing and extension. As a result of the suspension of the Fund’s activities, although the Manager may collect fees from time-to-time from the modification of existing loans or a portion of penalties or default fees, the suspension of the Fund’s lending activities has resulted in the loss of the Manager’s primary revenue source. As such, the Manager believes that its ability to continue as a “going concern” for the next 12 months is predicated on the successful completion of one or more initiatives that are being evaluated. If IMH is unable to continue in its capacity as Manager of the Fund, a replacement manager will need to be identified, which could result in a significantly different management fee and expense structure, which could cause the Fund to experience a material adverse effect.
We suspended the acceptance of additional capital contributions and the payment of redemption requests. If we are unable to replace these funds, we may be unable to satisfy our liquidity needs.
          Effective October 1, 2008, the Manager elected to suspend certain activities of the Fund, including, among other things, accepting additional capital contributions, accepting redemption requests, and paying redemption requests. Capital contributions by new and existing Members were a critical source of cash flows for the Fund, and provided the Fund with the liquidity required to operate the Fund’s business. Without additional capital contributions, the Fund will face cash and liquidity constraints, and will be constrained in the manner in which it operates its business, which could have a material adverse effect on the Fund.
          For the years ended December 31, 2008 and 2007, the Fund paid redemptions totaling $120.5 million and $57.8 million, respectively. As of December 31, 2008, redemption requests made by Members but unpaid by the Fund totaled $64.9 million. If we are required to satisfy these redemption requests, we may be forced to sell assets or take other actions that could jeopardize the liquidity of the Fund and its ability to continue as a going concern.
Members have a limited ability to have their units redeemed and may not receive a return of their capital contribution, in whole or in part, in a timely manner, or at all.
          Effective October 1, 2008, the Manager elected to suspend certain activities of the Fund, including, among other things, accepting redemption requests and paying redemption requests. Prior to suspension, the ability of Members to withdraw, or partially withdraw, from the Fund and obtain the return of all or part of their capital account by having their units redeemed was subject to significant limitations, including the following:
•	Requests to redeem units could only be submitted after the units had been held for at least 60 days.

•	Redemptions could only be made to the extent we had cash available and, in the judgment of the Manager, the redemption would not have impaired the liquidity or operation of the Fund.

•	All requests for withdrawal were on a “first-come, first-served” basis. If the amount needed to fund withdrawals in any particular month exceeded the amount of cash available for withdrawals, funds were distributed to the Members in the order in which their requests were received.

•	If a Member’s capital account was reduced below $10,000 due to any withdrawal payment, we were permitted to distribute all remaining amounts in the capital account to the Member in cancellation of the units, and the Member would then cease to be a Member.

•	Unless the Manager determined otherwise, the total amount withdrawn by all Members during any fiscal year was not allowed to exceed 10% of the amount of capital accounts of all the Members.

•	We were and are not required to sell any portion of our assets to fund a withdrawal.

•	Redemption payments were only made once a month.

•	If units were redeemed, the redemption was historically paid within 60 to 90 days following the end of the month in which the request was received by IMH.
          As a result of these and other factors, our Members may not be able to have their capital contributions returned, in whole or in part, in a timely manner, or at all.
Units lack liquidity and marketability and our Members may not be able to sell their units in a timely manner, or at all, or at the price they paid.
          There is no public trading market for the units, and Members cannot freely sell or transfer their units or use them as collateral for a loan. Our Operating Agreement restricts the transfer of units. Units are also restricted from resale under federal and state securities laws and are not traded or listed, nor do we intend for them to be traded or listed, on an exchange or automated quotation market. Consequently, Members may not be able to sell their units in a timely manner, or at all, or at the price they paid.
Units are not guaranteed and could become worthless.
          The units are not guaranteed or insured by any government agency or by any private party. The value of units is not guaranteed and can vary with market conditions. The return of all or any portion of capital invested in units is not guaranteed, and the units could become worthless.
Our Manager may, but is not required to, pay for the Fund’s expenses and the Fund could experience a material adverse effect if it is required to pay such expenses.
          Our Operating Agreement provides that our Manager may, but is not required to, pay for overhead or operating expenses of the Fund. Our Manager has historically paid such expenses but may discontinue this practice without notice at any time. See “The suspension of the Fund’s activities has created doubt about the Manager’s ability to continue as a going concern.” The Fund is required to pay direct expenses or costs, which presently include management fees paid to our Manager; expenses or costs related to defaulted loans, foreclosure activities, and property acquired through foreclosure; and interest expense paid on loans that we have sold or participated. If the Fund becomes responsible for the expenses presently paid by the Manager, the cash flow and liquidity of the Fund would be adversely affected.
We rely on IMH to manage our operations, and an error in judgment by IMH, a decision by IMH contrary to the one a Member would have made, or the loss of IMH as our Manager could have a material adverse effect on our business.
          Our operations are managed by our Manager, and Members do not have the opportunity to participate in, or review, actions of our Manager. In this regard, Members do not have the opportunity to evaluate the financial information or creditworthiness of borrowers, or other economic or financial data concerning our loans or operations. Our Manager does not have an independent board of directors or committees thereof. Accordingly, Members must rely on the judgment of IMH in conducting our operations. See “Conflict of Interest Risks” for further information. If IMH were to make an error in judgment in conducting our operations, our business could be materially adversely affected. If we were to lose the services of IMH as manager for any reason, there is no assurance that a qualified replacement manager could be found. If no qualified replacement manager can be found, we may be forced to terminate the Fund.
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
          We do not have any directors, officers or employees. Our success depends upon the continued efforts of certain key personnel of IMH, including among others, Shane Albers, CEO, and William Meris, President. If any of these individuals were to cease employment with IMH, our operating results could suffer. Our future success also depends in large part upon IMH’s ability to hire and retain, or in-source additional highly skilled managerial, operational and marketing personnel. Competition for such personnel is intense. Should IMH be unable to attract and retain, or in-source key personnel, the ability of IMH to make prudent investment decisions on our behalf may be impaired, which could adversely affect our results of operations and prospects.
We may lack control over loans that are participated with other lenders, which could limit our ability to manage the loan in a manner IMH deems advisable.
          From time to time we invest in or purchase loans jointly with other lenders, or participate our existing loans with other lenders, which may be IMH. If we are not the lead lender for the loans in which we participate, the Fund will be relying on the decisions and judgment of persons about which the Members may have no knowledge and that do not owe the same duties to Members as IMH.
Any indemnification of our Manager by us may cause us to experience a material adverse effect.
          Pursuant to our Operating Agreement, we may be required to indemnify IMH or others from any action, claim or liability arising from any act or omission made in good faith and in performance of its or their duties under the Operating Agreement. Such indemnification could reduce our cash flow and liquidity and may cause us to experience a material adverse effect.
We have incurred and will continue to incur significant increased costs as a result of operating as a publicly-reporting company, and our management will be required to devote substantial time to new compliance initiatives.
          As a publicly-reporting company, we have incurred and will continue to incur significant additional accounting, legal and other expenses that we did not incur prior to becoming a publicly-reporting company. Although IMH has historically paid the Fund’s expenses, effective October 1, 2008, it has discontinued paying certain direct expenses including public reporting costs. As a result, the liquidity of the Fund will be adversely affected as it is required to bear the burden of the increased costs resulting from being a publicly-reporting company.
          Also, the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) and the Exchange Act, and the rules and regulations promulgated thereunder, impose additional and sometimes burdensome requirements on publicly-reporting companies. For example, the Exchange Act requires, among other things, that the Fund file annual, quarterly and current reports with respect to the Fund’s business and financial condition. Moreover, the Sarbanes-Oxley Act requires, among other things, that the Fund maintain effective disclosure controls and procedures and maintain, test and report on internal control over financial reporting. Additionally, if and when the SEC decides to enforce Section 404(b) of the Sarbanes-Oxley Act, an additional expense will be incurred to have our auditors attest to management’s evaluation of the effectiveness of its internal controls over financial reporting.
          IMH has devoted and will continue to devote a substantial amount of time to these compliance initiatives, which will divert IMH from otherwise focusing on the day-to-day business activities of the Fund. In the aggregate, these events could have a material adverse effect on our business, financial condition and results of operations.
If we fail to maintain proper and effective internal controls, our ability to produce accurate financial statements could be impaired, which could cause us to fail to meet our reporting obligations or cause investors to lose confidence in our reported financial information, which could lead to a decline in the value of our units.
          This Form 10-K contains an assessment by IMH of the effectiveness of our internal controls over financial reporting. Substantial work by IMH has been required, and continues to be required, to implement, document, assess, test and remediate our system of internal controls. This process has been and will continue to be both costly and challenging. Implementing any appropriate changes to our internal controls may entail substantial costs to modify our existing financial and accounting systems, take a significant period of time to complete, and distract IMH personnel from the operation of our business. These changes may not, however, be effective in maintaining the adequacy of our internal controls, and any failure to maintain that adequacy, or a consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs and could materially impair our ability to operate our business. In addition, the existence of any material weakness in our internal control over financial reporting could also result in errors in our financial statements that could require us to restate our financial statements, cause us to fail to meet our reporting obligations and cause investors to lose confidence in our reported financial information, all of which could lead to a decline in the value of units.
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
Risks of the Mortgage Lending Business
Defaults on our mortgage loans will decrease our revenue and may cause us to experience a material adverse effect.
          We are in the business of investing in mortgage investments and, as such, we risk defaults by borrowers. Any failure of a borrower to repay loans or to pay interest on loans will reduce our revenue and distributions to Members, and potentially the value of the units and Members’ interest in the Fund as a whole. At December 31, 2008, 28 loans with outstanding principal balances totaling $226.6 million were in default, and we had commenced foreclosure proceedings on 11 of the 28 related loans. In addition, during the year ended December 31, 2008, the Fund took title to the underlying real estate collateral of nine loans in default with a carrying value of approximately $55.3 million at December 31, 2008, net of impairment charges. In the opinion of IMH, the estimated net realizable value of such properties equals or exceeds the carrying value of the Fund’s investment in the properties at December 31, 2008.
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
          We depend upon the value of our real estate collateral to protect us on the loans that we make. We depend upon the skill of independent appraisers and other techniques to value the collateral underlying our loans. However, notwithstanding the experience of the appraisers selected or approved by our Manager, they may make mistakes or may err in their judgment. Also, the realizable value of the real estate may decrease due to subsequent events, such as the precipitous decline experienced as a result of the real estate market downturn. As a result, there may be less collateral than anticipated at the time the loan was originated. In this regard, in recent periods, the real estate markets across the United States have declined. If the value of our collateral declines and a foreclosure and sale occurs, we may not recover the full amount of our loan, thus reducing the amount of cash available within the Fund, if any, and may cause us to experience a material adverse effect.

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
Our underwriting standards and procedures may not have protected us from loan defaults, which could cause us to experience a material adverse effect.
          Due to the nature of the Fund’s business model, the underwriting standards and procedures used by IMH were different from conventional lenders. While several procedures in IMH’s underwriting process were similar to those of traditional lenders, there were also some differences that provide IMH with more flexibility in underwriting and closing loans. Due to the nature of our loan approval process, there is a risk that the underwriting IMH performed did not reveal all material facts pertaining to the borrower and the collateral and there may be a greater risk of default by our borrowers which, as described above, could cause the Fund to experience a material adverse effect.
Guarantors of our loans may not have sufficient assets to back up their guarantees, which could make enforcing such guarantees difficult and costly, and could cause us to experience a material adverse effect.
          Our loans are not insured or guaranteed by any federal, state or local government agency. Our loans may be guaranteed by individuals or entities which are typically affiliated with the borrower. These guarantors may not have sufficient assets to back up their guarantees in whole or in part, and collections pursuant to any such guarantees may be difficult and costly. Consequently, if there is a default our only recourse may be to foreclose upon the mortgaged real property. The value of the foreclosed property may have decreased and may not be equal to the amount outstanding under the corresponding loan, resulting (upon sale) in a decrease of the amount of cash available within the Fund, if any, and may cause us to experience a material adverse effect.
We do not expect a secondary market to develop for our loans and we will be forced to bear the risk of deteriorating real estate markets, which could increase the defaults on our loans and cause the Fund to experience a material adverse effect.
          We do not expect a secondary market to develop for our loans. As a result, we will generally bear all the risk of our investment until the loans mature. This will limit our ability to mitigate our risk in changing real estate markets and may result in reduced returns to our investors.
Our loan and real estate portfolio is concentrated geographically and a further downturn in the economies or markets in which we operate could have a material adverse effect our loan portfolio.
          As of the date of this Form 10-K, we have mortgage investments and real property in Arizona, California, Texas, New Mexico, Idaho, Minnesota, Utah and Nevada. Because we are generally not diversified geographically, a further downturn in the economies of the states in which we own real estate or have mortgage investments, or a further deterioration of the real estate market in these states, could adversely affect our loan and real estate portfolio.
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
By becoming the owner of property we become subject to the various risks of owning real property and we could incur unexpected costs and expenses, which could have a material adverse effect on our business.
          We have acquired real property in connection with foreclosures of loans in which we have invested, and we may acquire additional real property in the future. As an owner of real property, we will incur some of the same obligations and be exposed to some of the same risks as our borrower was prior to such foreclosure. See the risk factor starting with “Our borrowers are exposed to risks associated with owning real estate” above.
The Fund has limited experience in managing and developing real estate and, following a foreclosure, the Fund may not be able to manage the real estate it forecloses upon or develop the underlying projects in a timely or cost-effective manner, or at all, which could adversely affect the Fund’s results of operations.
          The Fund has limited experience in managing and developing real estate. In the event the Fund acquires real estate through foreclosure or otherwise, the Fund may seek to complete the underlying projects, either alone or through joint ventures. There can be no guarantee that the Fund will be able to manage the development process in a timely or cost-effective manner or at all.
          If the Fund requires third party assistance in managing or developing projects, either through joint ventures or selling the rights to manage or develop projects in whole, the Fund may be unable to find such assistance at an attractive cost or at all. Even if the Fund is able to locate such assistance, the Fund may be exposed to the risks associated with the failure of the other party to complete the development of the project as expected or desired. These risks include the risk that the other party would default on its obligations, necessitating that the Fund completes the other components itself (including providing any necessary financing).

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
          Any one or more of these risks could have an adverse effect on results of operations of the Fund.
Our results are subject to fluctuations in interest rates and a decline in interest rates could reduce the amount of earnings, if any, available for distribution.
          As of the date of this Form 10-K, our loans do not contain prepayment penalties or exit fees. Should interest rates decrease, our borrowers may prepay their outstanding loans in order to receive a more favorable rate. This may reduce the amount of earnings, if any, we have available to distribute.
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
Competition for buyers of real estate that we own, or for take-out financing for our borrowers, is placing severe pressure on asset values, and we may not be able to realize the full value of any of our investments as a result.
          Prior to suspension of the Fund’s activities, the industry in which the Fund operated was serviced primarily by conventional mortgage lenders and loan investors, which include commercial banks, insurance companies, mortgage brokers, pension funds, and private and other institutional lenders. There were also a small number of non-conventional lenders that are similar to us.
          The Fund no longer views itself as being in direct competition for lending activities with anyone because the Fund has stopped funding new loans. However, as the Fund seeks to locate purchasers for real estate it has acquired, or for takeout financing for its borrowers, the Fund is competing with a large number of persons and entities that have acquired real estate, whether through foreclosure or otherwise, and that have originated commercial mortgage loans, in the past few years. Many of these persons and entities utilized leverage to purchase the real estate or fund the loans, and many are selling collateral or accepting takeout financing worth less than the principal investment in order to generate liquidity and satisfy margin calls or other regulatory requirements.

          The Fund is not burdened with leverage, and it therefore has options and tools available that allow it to conduct its business strategically, and avoid forced sales of investments. However, because of the large number of real estate and mortgage investments for sale by third-parties, and the willingness or need such third-parties to take significant losses, the Fund is facing severe competition for buyers and takeout lenders, and is facing significant asset value pressures as a result.
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
Any borrowing by us will increase risk and may cause the Fund to experience a material adverse effect.
          We anticipate that we may borrow funds to manage through the current economic conditions. Any such borrowings will require us to carefully manage our cost of funds and no assurance can be given that we will be successful in this effort. If we are unable to repay any such indebtedness or make interest payments on any loans, our lenders would likely declare us in default and could require that we repay all amounts owing under our loan facilities. Even if we are repaying the indebtedness in a timely manner, interest payments owing on the borrowed funds may reduce our income and the distributions our Members receive, if any.
          We may borrow funds from several sources, and the terms of any indebtedness we incur may vary. Some lenders may require as a condition of making a loan to us that the lender will receive a priority on mortgage repayments received by us. As a result, if we do not collect 100% of the principal on our loans, the first dollars we do collect may go to our lenders and we may therefore incur a loss that will result in a decrease of the amount available for distribution to our Members, if any.
If we are unable to obtain leverage on favorable terms, our operating costs may be adversely affected.
          Our ability to obtain any leverage on attractive terms will ultimately depend on any number of factors, some of which are beyond our control. Our failure to obtain leverage on attractive terms could have a material adverse effect on our operating costs and, in turn, the Fund.
If we are required to fund the entire amount of unfunded loans in process, our liquidity may be adversely affected.
          While the contractual amount of unfunded loans in process and interest reserves total $98.7 million at December 31, 2008, IMH estimates that it will fund no more than $45.4 million. The difference represents amounts not expected to be funded and relates to loans which are in default, loans which have been modified to lower the funding amount, and loans whose funding is contingent on various project milestones, many of which have not been met to date and are not expected to be met at all given current economic conditions. However, if the Fund is required to fund all contractual amounts of loans in process, this could have a material adverse effect on the Fund’s liquidity.

Conflicts of Interest Risks
          The risk factors below describe material conflicts of interest that may arise in the course of IMH’s management and operation of our business. The list of potential conflicts of interest reflects our knowledge of the existing or potential conflicts of interest as of the date of this Form 10-K and neither IMH nor the Fund have formally documented procedures to identify, analyze or monitor any such conflicts of interest. There can be no assurance that no other conflicts of interest will arise in the future.
IMH will face conflicts of interest concerning the allocation of its personnel’s time, which could result in a decreased amount of time spent developing and managing the Fund’s portfolio.
          We do not have any executive officers or directors. However, the executive officers and directors of our Manager are also executive officers and directors of affiliates of our Manager. These executive officers and directors have legal and other obligations with respect to those entities that are similar to their obligations to us. In the future, these executive officers and directors and affiliates of our Manager may organize other real estate offerings, serve as the investment adviser to other investors, and acquire for their own account real estate and real estate-related investments that may be suitable for us. In addition, our Manager and its affiliates rely on an affiliate for human resources and administrative staffing, including the supply of employees, although there is no formal agreement between IMH and the affiliate to do so.
          Our Manager and its executive officers and directors will devote such time to our affairs as it is determined to be necessary to fulfill it and their obligations to us and our Members, and we believe it and they have sufficient capacity to fully discharge it and their responsibilities to the offerings and ventures in which it and they are involved. Nonetheless, as a result of the interests in affiliates, obligations to other investors and the fact that it and they have engaged in and will continue to engage in other business activities, our Manager and its executive officers and directors, as well as the administrative staffing on which it and they rely, will face conflicts of interest in allocating their time among us, our Manager, and the other offerings and activities in which it and they are involved, and we cannot guarantee that our Manager or its executive officers or directors will have sufficient time to devote our activities.
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
Our Manager will face conflicts of interest as it may take actions or maintain a business relationship between our Manager and a Member or borrower that may not otherwise be ideal for us.
          We may make an investment in a project involving one of our Members as long as the projects meets our investment objectives and criteria. There is a risk that our Manager may approve such an investment in order to create or maintain favorable business relationships with large or influential Members for the benefit of our Manager’s other business enterprises, even though the investment may not be ideal for us or may be less attractive than an alternative investment.
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
Item 1B. Unresolved Staff Comments.
          None.
Item 2. Properties.
          At December 31, 2008, our assets consisted of cash, investments in mortgages secured by real estate, real estate held for development, and interest and other receivables. Our primary executive and administrative offices are the offices leased by the Manager, which are located in Scottsdale, Arizona. Such property is comprised of approximately 85,000 square feet of office space under a lease that expires in 2017. We are evaluating our facility needs in light of economic conditions, but we believe that these facilities are adequate for IMH and us to conduct present business activities. We do not own any properties requiring disclosure under Item 102 of Regulation S-K.
          During 2008, the Fund took title to the underlying real estate collateral of nine loans in default, with an aggregate carrying value of approximately $55.3 million at December 31, 2008 (net of impairment charges). The Fund also purchased certain real estate in 2008, with a current book value of approximately $7.5 million, located in Arizona that is contiguous to the collateral property of certain loans in the loan portfolio, in order to maintain and enhance the overall project value. Subsequent to December 31, 2008, the Fund took title to the underlying real estate collateral of three additional loans in default, with an aggregate outstanding principal balance of approximately $21.3 million and an estimated fair value of $5.1 million as of December 31, 2008. A description of our properties follows (dollar amounts in thousands):

				Net
				Carrying
Description	Location	Date Acquired	Units/Acres	Value
17 acres zoned for residential development and 8 acres zoned for commercial development	Apple Valley, CA	1/23/08	25 acres	$1,322
Vacant land planned for the development of 31 residential lots	Rancho Mirage, CA	3/26/08	20 acres	5,142
Vacant land planned for 116 residential lots and an 8-acre commercial project	Vista Santa Rosa, CA	3/26/08	38 acres	7,620
Vacant land being considered for residential development	Prescott Valley, AZ	3/28/08	160 acres	2,222
35 beachfront lots, 126 beach view lots, 119 estate lots, 47 lakefront lots, and 85 cottage lots in a 389 residential lot subdivision located on the Bolivar Peninsula	Crystal Beach, TX	4/1/08	412 lots	8,025
Vacant land to be developed into 838 residential lots for the Highland Meadows subdivision	Liberty Hill, TX	7/1/08	228 acres, 838 lots	6,137
320 acres of vacant land and 57.18 acres of land having a preliminary plat	Casa Grande, AZ	7/8/08	217 acres	8,920
Finished and fully entitled lots within the Flagstaff Ranch Golf Community	Flagstaff, AZ	7/9/08	59 lots	11,024
26-unit town home development approximately 85% complete and 7 finished town homes	Phoenix, AZ	9/11/08	33 units	4,906
Improved, partially improved, and unimproved lots, as well as 3.5 acres of commercial property	Laughlin, AZ	3/14/08	329 lots and 3.5 acres commercial	7,463

Total at December 31, 2008				$62,781

39.7 acres of residential land (199 proposed units) and 3 acres of commercial retail property	Flagstaff, AZ	2/3/09	42.7 acres	8,000
A townhouse project consisting of 84 residential, 2-bedroom, 2- bath loft units	Phoenix, AZ	3/5/09	84 units	10,461
3.47 acres of vacant land planned for commercial development	Phoenix, AZ	3/5/09	3.47 acres	2,821

Total as of Report Date				$84,063

Item 3. Legal Proceedings
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
          Following the suspension of certain Fund activities, including the suspension of Member redemptions, certain Members have requested that their redemption requests be honored due to financial hardships or other reasons. In each instance, the Fund has responded that it will not grant such requests and is treating all Members uniformally. While no specific litigation has been filed to date, resolution of these or other matters that may arise cannot be predicted with certainty.
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
Holders
          As of December 31, 2008 and March 31, 2009, there were 4,735 Member accounts.
Dividends
          We are organized as a limited liability company under Delaware law, and for federal income tax purposes we are treated as a partnership. Consequently, we do not pay dividends. Instead, net distributable earnings, if any, are distributed monthly to our Members. Historically, we allowed our Members to reinvest such distributions pursuant to the reinvestment plan described in our Operating Agreement. Effective October 1, 2008, we suspended the reinvestment plan and Members no longer have the option of reinvesting distributions, if any, and must receive any such distributions in cash.
          Net Distributable Earnings include interest earned from borrowers, net of deductions for all direct costs and expenses incurred by the Fund. Direct expenses include IMH management fees, increases in the Loan Loss Reserve (as defined in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Important Relationships Between Capital Resources and Results of Operations – Loan Loss Reserve”) account, and costs associated with defaulted loans, foreclosure activities, and property we have acquired through foreclosure. In certain circumstances, distributions may also include proceeds we have received from the repayment of loans, foreclosure sales, or sales of property we have acquired through foreclosure.
          For the year ended December 31, 2008, we distributed Net Distributable Earnings of approximately $64.1 million to Members, or approximately $951.27 per weighted average membership unit.
Recent Sales of Unregistered Securities
          Prior to suspending the acceptance of additional capital, we offered and sold our units in reliance upon an exemption from the registration requirements of the Securities Act provided by Rule 506 of Regulation D under the Securities Act, which is a safe harbor under Section 4(2) of the Securities Act relating to sales not involving any public offering. We offered the units through our Manager and its executive officers, none of whom receive any direct compensation or remuneration for such sales, and through a network of licensed broker-dealers and their respective registered representatives. The securities were offered and sold only to “accredited investors” within the meaning of Rule 501 of Regulation D under the Securities Act and without the use of any advertising or general solicitation. Any sales commissions or other forms of remuneration paid to broker-dealers or their respective registered representatives in connection with the sale of units are paid by the Manager. Generally, broker-dealer selling agreements provide for a 2% selling commission and a 25 basis point trail commission, which is an annual commission paid on the balance of units sold by a broker-dealer or its registered representatives that are outstanding at each anniversary of the initial issuance of the units. All proceeds from the sale of units were used to fund short-term commercial mortgage loans and for working capital. As discussed elsewhere in this Form 10-K, the Fund stopped accepting Members capital and permitting Members to reinvest distributions effective October 1, 2008. Accordingly, there were no sales of Member units during the quarter ended December 31, 2008. For information regarding sales of units that were made prior to October 1, 2008, see our previously filed Quarterly Reports on Form 10-Q for 2008.
Item 6. Selected Financial Data.
          The following table presents select financial and operating data for the Fund for the periods indicated. All dollar amounts are expressed in thousands, except unit and per unit data. As discussed elsewhere in this Form 10-K, effective October 1, 2008, the Fund, among other things, stopped funding new loans, accepting new Member capital and honoring redemption requests.

	As of and for the Year Ended December 31,
	2008	2007	2006	2005	2004
Cash and cash equivalents	$23,815	$73,604	$12,159	$12,089	$3,569
Total assets	$414,804	$590,559	$273,374	$105,981	$31,761
Interest income and fees	$67,420	$49,763	$21,145	$7,961	$1,614
Management fees	$1,139	$968	$430	$166	$51

Interest expense	$78	$1,220	$613	$376	$—
Net earnings (loss)	$(258,287)	$45,675	$20,102	$7,419	$1,563
Net distributions to Members	$64,051	$46,920	$19,379	$6,651	$1,479
Net Member distribution as a % of net earnings	(24.8%)	102.7%	96.4%	89.6%	94.6%

Net earnings (loss) allocated to Members per weighted average membership units outstanding	$(3,835.96)	$1,073.47	$1,189.12	$1,211.50	$1,061.84
Net distributions to Members per weighted average membership units	$951.27	$1,102.72	$1,146.38	$1,086.04	$1,004.96
Average annualized yield to Members	9.45%	11.09%	11.44%	10.84%	10.08%

Member Equity Related:
Retained earnings (Accumulated deficit)	$(322,332)	$49	$1,426	$852	$84
Total Members’ equity	$408,051	$576,833	$260,181	$97,835	$30,574
Number of Member accounts	4,735	3,472	1,376	491	185

Average Member account balance	$86	$166	$189	$199	$165
States in which the Fund has Members	49	49	40	27	19
Member investments (excluding reinvestments)	$250,871	$349,523	$176,101	$68,661	$23,979
Distributions to Members	$40,860	$20,755	$7,072	$2,348	$596

Member distributions reinvested	$23,191	$26,165	$12,307	$4,303	$883
Retained earnings additions (distributed)	$(322,338)	$(1,245)	$723	$768	$84
% of total distributions reinvested	36.21%	55.77%	63.51%	58.00%	56.52%
Redemptions	$120,506	$57,790	$26,786	$6,471	$402
Redemptions as % of new investment (incl. reinvestments)	43.97%	15.38%	14.22%	8.87%	1.62%

Loan Related:
Note balances originated	$329,952	$428,777	$266,101	$139,354	$26,560
Number of notes originated	23	38	37	48	76
Average note balance originated	$14,346	$11,284	$7,192	$2,903	$349

Net loan carrying values	$313,544	$508,897	$258,615	$92,945	$28,045
Number of loans outstanding	62	61	44	41	54
Average loan carrying value	$5,057	$8,343	$5,878	$2,267	$519
% of Portfolio Principal — Fixed interest rate	31.3%	30.4%	69.0%	84.4%	100.0%

Number of fixed rate loans	22	22	30	37	54
Weighted average interest rate — Fixed	11.71%	12.26%	12.26%	12.56%	11.64%
% of portfolio — Variable interest rate	68.7%	69.6%	31.0%	15.6%	0.0%
Number of variable rate loans	40	39	14	4	—
Weighted average interest rate — Variable	12.39%	12.52%	12.49%	11.64%	0.00%

Principal balance % by state:
Arizona	47.9%	44.8%	57.9%	81.5%	93.1%
California	28.9%	33.7%	37.4%	18.5%	6.9%
New Mexico	0.9%	0.9%	0.3%	—%	—%

Texas	9.1%	6.3%	4.4%	—%	—%
Idaho	8.1%	9.6%	—%	—%	—%
Minnesota	2.7%	2.9%	—%	—%	—%

Nevada	1.3%	1.8%	—%	—%	—%
Utah	1.1%	0.0%
Interest payments over 30 days delinquent	$1,134	$2,741	$—	$—	$—
Loans past scheduled maturity	24	15	3	—	—
Principal balance of loans past scheduled maturity	$210,198	$133,532	$13,901	$—	$—

Number of loans in non accrual status	11	10	—	—	—
Carrying value of loans in non accrual status	$95,624	$73,346	$—	$—	$—
Allowance for credit losses	$300,310	$1,900	$—	$—	$—
Allowance for credit losses as % of loan principal outstanding	48.9%	0.4%	0.0%	0.0%	0.0%

*	Where applicable, quarterly results are annualized to allow for compatability with annual results.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.
          The following is a financial review and analysis of our financial condition and results of operations for the years ended December 31, 2008, 2007 and 2006. This discussion should be read in conjunction with the audited financial statements and accompanying notes and other detailed information regarding the Fund as of and for the year ended December 31, 2008 included in Item 8 and elsewhere of this Form 10-K. Undue reliance should not be placed upon historical financial statements since they are not indicative of expected results of operations or financial condition for any future periods. Unless otherwise indicated, all dollar amounts are expressed in thousands, except unit and per unit data.
Overview of the Business
          The Fund was organized in May 2003 to invest in and manage mortgage investments, consisting primarily of short-term commercial mortgage loans collateralized by first mortgages on real property, and to perform all functions reasonably related thereto, including developing, managing and either holding for investment or disposing of real property acquired through foreclosure or other means. IMH, which is the Manager of the Fund, was incorporated in June 1997, and is licensed as a mortgage broker by the State of Arizona. IMH has a wholly-owned subsidiary, Investors Mortgage Holdings California, Inc., which is licensed as a real estate broker by the California Department of Real Estate.
Recent Events and Response
          The global and U.S. economies experienced a rapid decline in 2008. The real estate and other markets suffered unprecedented disruptions, causing many major institutions to fail or require government intervention to avoid failure, which has placed severe pressure on liquidity and asset values. These conditions were brought about largely by the erosion of U.S. and global credit markets, including a significant and rapid deterioration of the mortgage lending and related real estate markets.
          The U.S., state and foreign governments have taken or are considering taking extraordinary actions in an attempt to deal with the worldwide financial crisis and the severe decline in the economy. In the U.S., the federal government has adopted, among other things, the Emergency Economic Stabilization Act of 2008 (enacted on October 3, 2008) and the American Recovery and Reinvestment Act of 2009 (enacted on February 17, 2009). With authority granted under these laws, the United States Department of the Treasury has proposed a financial stability plan that is intended to, among other things, invest additional capital into banks and provide for various forms of economic stimulus. Other laws, regulations, and programs at the federal, state and local levels are under consideration that seek to address the state of the economy and real estate and other markets.
          Despite these actions, we continue to operate under very difficult conditions. There can be no assurance that these or other actions will have a beneficial impact on the economy or real estate or other markets. We cannot predict the effect that these or other actions will have on our business, results of operations or financial condition. In the near term, we believe the credit freeze and the lack of liquidity will not be alleviated by these recent actions. Banks have not been, and we believe will not be, lending in a meaningful way for the foreseeable future.
          Short-term bridge loans to facilitate real estate entitlement and development, and other interim financing, constitute the heart of our business model. This model relies on market capital availability. However, current market conditions have virtually eliminated the traditional sources of take-out financing on which our business model is dependent. We believe it will take 12-24 months for markets and capital sources to begin to “normalize,” although there can be no assurance that the markets will stabilize in this timeframe.

          To preserve the Fund’s capital and to stabilize the Fund’s operations and liquid assets in order to meet future obligations, including those pursuant to current loan commitments, effective October 1, 2008, the Manager caused the Fund to, among other things:
•	suspend accepting any additional capital contributions;

•	suspend reinvesting monthly distributions, if any, and cause all future monthly distributions, if any, to be paid in cash;

•	cancel all pending redemption requests, and suspend the acceptance of any new redemption requests; and

•	suspend accepting any new loan requests.
          While the Fund plans to work to continue making distributions to Members, there can be no guarantee that it will be able to do so, and monthly distributions, if any, will fluctuate materially depending on external factors that are, in most cases, beyond our control. Further, as a result of the disruption and recession, we are unable to estimate with certainty when the return of Member capital will occur, if at all.
          Asset values have dropped significantly in many of the areas where the Fund holds real estate or has a security interest in collateral securing our loans. As a result, IMH, on behalf of the Fund, has recorded a non-cash valuation provision charge for the year ended December 31, 2008 totaling $323,175 as compared to $1,900 for the year ended December 31, 2007 to reflect the fair value of its loan portfolio and real estate owned as of the reporting date. IMH also found it necessary to modify certain loans in the Fund’s portfolio, the result of which has resulted in an extended term of maturity on such loans of two years or longer. IMH may need to modify additional loans in the future in an effort, among other things, to protect the Fund’s collateral.
          Management’s liquidity plans include selling whole loans or participating interests in certain loans in its portfolio and liquidating certain real estate assets. As of December 31, 2008, two loans with principal balances totaling $90,742 have been identified and are being actively marketed for sale. Accordingly, these loans are reflected as held for sale in the accompanying consolidated balance sheets. Additionally, the Manager is currently evaluating the Fund’s existing outstanding loan obligations and engaging in discussions with its borrowers to ascertain the necessary funding amounts and timing for each loan, and to discuss potential reductions in or cessation of funding commitments for loans in default or to find alternative sources for such fundings. This evaluation is expected to be completed in the first half of 2009. In this regard, in addition to the 24 loans past scheduled maturity, 17 additional loans with aggregate principal outstanding balances totaling $262,820 are scheduled to mature in the next six months, although there can be no assurance that such loans will be repaid. The Manager also continues to evaluate a number of other strategies for the Fund including, but not limited to, resuming the historical activities of the Fund, potentially with modifications to the Operating Agreement and investment strategy, the possible timely and orderly liquidation of the Fund, a roll-up of the Fund into one or more possible new investment vehicles, or other possible recovery strategies.
          There is no assurance that these strategies and transactions will be consummated on acceptable terms, in a reasonable time frame or at all. In addition, given the state of the real estate and credit markets, it is unlikely that the Fund will re-commence its historical operations in the foreseeable future in the same manner previously operated or at all. IMH continues to examine all aspects of the Fund’s business for areas of improvement and recovery of the Fund’s investment portfolio. However, if the real estate market does not return to normalcy and credit markets do not re-open, the realization of full recovery of the Fund’s investment is unlikely to occur in a reasonable time frame or at all, and IMH may be required to liquidate the Fund’s investment portfolio at a price significantly below the Fund’s initial investment basis.
Going Concern
          The Fund’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. Due to unprecedented dislocations in the real estate and capital markets, the Fund has incurred a significant reduction in loan payoffs from borrowers and an increase in delinquencies, non-performing loans and real estate owned, resulting in a substantial reduction of cash flows. IMH has taken a number of measures to provide liquidity for the Fund, including, among other things, efforts to sell whole loans and participate interests in certain loans in the Fund’s portfolio, and to liquidate certain real estate. However, the dislocations and uncertainty in the economy, and real estate, credit, and other markets have created an extremely challenging environment that will likely continue for the foreseeable future, and there can be no guarantee that the Fund will have sufficient liquidity to continue as a going concern.
          Our Manager receives from borrowers, either directly or from loan proceeds, all revenue and fees from loan origination, processing, servicing and extension. As a result of the suspension of the Fund’s activities, although the Manager may collect fees from time-to-time from the modification of existing loans or a portion of penalties or default fees, the suspension of the Fund’s lending activities has resulted in the loss of the Manager’s primary revenue source. As such, the Manager believes that its ability to continue as a “going concern” for the next 12 months is in jeopardy. To address this concern, the Manager has taken, among others, the following steps:
•	Implemented a comprehensive cost reduction program, including a reduction in staff. The reduction in staff affected nearly 40% of the Manager’s employees while preserving core functionality in all operational areas. The Manager has stabilized monthly operating costs at approximately $700,000 per month.

•	Collaborated with investment banking firms to explore financing and capital raise alternatives available to the Manager.

•	Continued to explore mechanisms through which the Manager can continue to participate in the capital markets, including, without limitation, the use of additional funding vehicles to capitalize on what the Manager believes are a multitude of opportunities arising from the disruptions in the capital and credit markets.

•	Considered other initiatives, as they arise, to insure the continued viability of the Manager as an operating entity.
          The IMH Group was reorganized starting at the end of 2008, and other members of the IMH Group will be responsible for an allocation of operating costs that have historically been borne by IMH. As a result, coupled with the cost-savings initiatives described above, the Manager believes that its liquidity situation should improve in 2009. While the Manager believes that many, if not all, of these initiatives will be successful, there can be no assurance that they will be.
Results of Operations for the Years Ended December 31, 2008, 2007 and 2006
          As allowed by the Fund’s Operating Agreement, effective October 1, 2008, the Manager elected to suspend certain activities of the Fund, including the acceptance of any additional Member investments in the Fund, the payment of outstanding redemptions requests, and the identification and funding of any new loans. This election to suspend the Fund’s activities was made in order to preserve the Fund’s capital and to stabilize the Fund’s operations and liquid assets in order to meet future obligations, including those pursuant to current loan commitments.
          The revenues and expenses of the Fund are relatively straightforward. We generate income from interest and fees on our mortgage loans, including default interest and fees, as well as interest income from money market, short-term investments or similar accounts in which we temporarily invest excess cash. We do not pay any overhead or certain operating expenses as those costs are presently paid by our Manager, as specified by the Operating Agreement, and as summarized below. However, the Fund is required to pay direct expenses and costs, which include management fees paid to our Manager; expenses or costs related to defaulted loans, foreclosure activities, or property acquired through foreclosure; and interest expense paid on loans that we have sold or participated, but we must account for as secured borrowings. The management fee is an annual fee equal to 0.25% of the “Earning Asset Base” of the Fund, which is defined as mortgage loan investments held by the

Fund and income-earning property acquired through foreclosure and upon which income is being accrued under GAAP. Accordingly, when defaulted loans or foreclosed property enter into non-accrual status, or related income is otherwise not recorded, the loan is removed from the Earning Asset Base for purposes of computing management fees. Interest expense is the amount of interest paid by us to the purchasers of participations in loans or whole loans sold.
          In accordance with Article 14 of our Operating Agreement, our Manager receives from borrowers, either directly or from loan proceeds, all revenue from loan origination, processing, servicing and extension.
     Revenues

	Years Ended December 31,				Years Ended December 31,
	2008	2007	$ Change	% Change	2007	2006	$ Change	% Change
Interest and Fee Income:
Mortgage Loans	$65,497	$47,929	$17,568	36.7%	$47,929	$20,547	$27,382	133.3%
Investments and Money Market Accounts	1,923	1,834	89	4.9%	1,834	598	1,236	206.7%

Total Interest and Fee Income	$67,420	$49,763	$17,657	35.5%	$49,763	$21,145	$28,618	135.3%

          During the year ended December 31, 2008, income from mortgage loans was $65,497, an increase of $17,568, or 36.7%, from $47,929 for the year ended December 31, 2007. During the year ended December 31, 2007 income from mortgage loans was $47,929, an increase of $27,382, or 133.3%, from $20,547 for the year ended December 31, 2006.
          The year over year increases in mortgage loan income is directly attributable to the increasing size of the Fund’s loan portfolio. Excluding the allowance for credit loss, the aggregate principal balance of loans in the Fund’s portfolio totaled $613,854, $510,797, and $258,615 at December 31, 2008, 2007 and 2006, respectively. However, after taking into account foreclosures and the increase in non-accrual loan balances, the interest-earning portion of the loan portfolio totaled $518,230, 437,497 and $258,615 at December 31, 2008, 2007 and 2006, respectively. The average portfolio interest rate (including performing and nonperforming loans) was 12.18%, 12.44% and 12.33% at December 31, 2008, 2007 and 2006, respectively. Despite the drop in the Prime interest rate, note interest rates have remained relatively consistent from period to period as a result of the interest rate floors on such loans, and the increase in the loan portfolio has resulted in an increase in interest income. Also, the Fund recognized $7,230 in accreted interest income during the year ended December 31, 2008 as compared to none in 2007 or 2006. The accreted interest was recorded in connection with certain loans purchased at a discount. Additionally, the Fund recognized approximately $2,579 in default interest, fees and other gains during 2008, as compared with approximately $745 in such income in 2007 and none in 2006. Due to the rapid and dramatic decline of the economy and real estate and credit markets, we anticipate an increase in defaults and foreclosures, which will likely result in an increase in non-accrual loans and real estate owned, which are non-interest earning assets. As such, we anticipate a decrease in mortgage income in future periods.
          During the year ended December 31, 2008, interest income from investment and money market accounts was $1,923, an increase of $89, or 4.9%, from $1,834 for the year ended December 31, 2007. During the year ended December 31, 2007, interest income from investment and money market accounts was $1,834, an increase of $1,236, or 206.7%, from $598 for the year ended December 31, 2006. The overall increases in investments and money market interest revenues is directly attributable to an increase in the average amount of cash available for short-term investment. The increase was the result of additional capital from the sale of new units during the first half of 2008, offset by a decrease in the amount of net new Member capital during the period, and a decrease in the rate earned on short-term investments. Given the suspension of certain of the Fund’s activities, the use of Fund cash to fund remaining loan commitments and distributions to Members, and the lack of available take-out financing available to our borrowers, we anticipate a decrease in cash and cash equivalents for the foreseeable future. As such, we anticipate a decrease in investment income in future periods.

     Expenses

	Years Ended December 31,				Years Ended December 31,
	2008	2007	$ Change	% Change	2007	2006	$ Change	% Change
Expenses:
Management Fees	$1,139	$968	$171	17.7%	$968	$430	$538	125.1%
Default Related Expenses	1,315	—	1,315	N/A	—	—	—	N/A
Interest Expense:
Borrowings from Fund Manager	—	390	(390)	(100.0%)	390	123	267	217.1%
Participations in Mortgage Loans	—	830	(830)	(100.0%)	830	490	340	69.4%
Borrowings on Note Payable	78	—	78	N/A	—	—	—	N/A

Interest Expense	78	1,220	(1,142)	(93.6%)	1,220	613	607	99.0%
Valuation Provision Charge	323,175	1,900	321,275	16,909.2%	1,900	—	1,900	N/A

Total Expenses	$325,707	$4,088	$321,619	7,867.4%	$4,088	$1,043	$3,045	291.9%

          During the year ended December 31, 2008, management fee expense was $1,139, an increase of $171, or 17.7%, from $968 for the year ended December 31, 2007. During the year ended December 31, 2007, management fee expense was $968, an increase of $538, or 125.1%, from $430 for the year ended December 31, 2006. Management fee expense as a percentage of mortgage interest income for the Fund was 1.74%, 2.02% and 2.09% for the years ended December 31, 2008, 2007 and 2006, respectively. The overall increase in management fee expense is directly related to the increase in the size of the Fund’s loan portfolio, which is the primary driver of the “Earning Asset Base” of the Fund. However, the decrease in management fees as a percentage of mortgage income is attributed to the increase in “non-earning” or non-accrual assets, which, as described above, are removed from the Earning Asset Base on which management fees are computed. The computation of management fees do not consider the recognition of default interest and fees recognized during the year ended December 31, 2008.
          Default related expenses include direct expenses related to defaulted loans, foreclosure activities, or property acquired through foreclosure. Such direct costs include legal fees, consulting fees, valuation costs related to such assets, operating costs of real estate owned, and an allocation of salaries of personnel who spend time on defaulted loans, foreclosure activities, or property acquired through foreclosure. During the year ended December 31, 2008, default related expenses were $1,315, while there were none for the years ended December 31, 2007 or 2006. The increase in default related expenses is attributable to the increasing defaults and foreclosures experienced by the Fund in 2008 as compared to 2007 and 2006. Prior to the third quarter of 2008, such costs were reported net of mortgage loan income in the consolidated statements of net earnings. Given the anticipated increase in defaults and foreclosures, we anticipate a decrease in management fees and an increase in default related costs in future periods.
          Interest expense includes interest incurred in connection with loan participations issued to third parties, borrowings from the Manager and borrowings from a bank. During the year ended December 31, 2008, interest expense was $78, a decrease of $1,142, or 93.6%, from $1,220 for the year ended December 31, 2007. Interest expense for the year ended December 31, 2008 includes interest on a $10,000 note payable to a bank, of which only $8,000 was drawn, that was paid off in the second quarter of 2008. The decrease in interest expense from 2007 to 2008 is attributable to the decrease in participations and borrowings from the Manager, which were used to fund new loans during the year ended December 31, 2007.
          During the year ended December 31, 2007, interest expense was $1,220, a decrease of $607, or 99.0%, from $613 for the year ended December 31, 2006. The increase in interest expense from 2006 to 2007 is attributable to the increase in short-term borrowings by the Fund from participations or borrowings from the Manager, which were used to fund new loans during the years ended December 31, 2008, 2007 and 2006.
          Based on a valuation analysis performed on the Fund’s loan portfolio as of December 31, 2008, the Manager recorded a non-cash valuation provision charge totaling $323,175 for the year ended December 31, 2008. The 2008 valuation provision includes $27,175 relating to the underlying collateral for nine loans that were acquired by foreclosure during the year ended December 31, 2008. During the year ended December 31, 2007, the

Manager recorded a provision for credit loss totaling $1,900. No provision for credit loss was deemed necessary in 2006. These non-cash reserve items had no impact on earnings distributed to members in 2008 or 2007. IMH will continue to evaluate the loan portfolio to determine the adequacy and appropriateness of the allowance for credit loss, and the allowance may be adjusted accordingly.
     Net Earnings (Loss)

	Years Ended December 31,				Years Ended December 31,
	2008	2007	$ Change	% Change	2007	2006	$ Change	% Change
Net Earnings (Loss)	$(258,287)	$45,675	$(303,962)	(665.5%)	$45,675	$20,102	$25,573	127.2%

          Net earnings (loss) consist of interest and fee income reduced by management fee expense, default related expenses, interest expense and the valuation provision charge. For the year ended December 31, 2008 net loss totaled $258,287, a decrease of $303,962, or 665.5%, from net earnings of $45,675 for the year ended December 31, 2007. While the Fund experienced higher interest and investment income and default fees, the net loss in 2008 is largely attributed to the increase in default related expenses and the recording of the valuation provision charge. The year-over-year increase in net earnings from 2006 to 2007 is attributed to the increased income generated from the loan portfolio, which also increased markedly during the same period.
          Fund Manager Fund-Related Income and Expense
          In accordance with Article 14 of our Operating Agreement, our Manager receives from borrowers, either directly or from loan proceeds, all revenue and fees from loan origination, processing, servicing and extension. For the years ended December 31, 2008, 2007 and 2006, the Manager earned origination, processing and other related fees of approximately $20,708, $28,595 and $18,565, respectively, substantially all of which were earned on loans funded by the Fund.
          In addition, our overhead and certain operating expenses are paid by our Manager, as specified by the Operating Agreement. Such costs include payroll and direct costs associated with loan origination activities, as well as Member development and operations and other general overhead costs. Based on management estimates, during the years ended December 31, 2008, 2007 and 2006, the Manager incurred Fund-related expenses as follows:

	Twelve months ended December 31,
	2008	2007	2006
Fund-related Expenses Paid by Manager:
Operations-related expenses	$11,630	$12,703	$6,800
Origination-related expenses	$6,599	$7,208	$4,400

Total	$18,229	$19,911	$11,200

          Effective October 1, 2008, the Fund, among other things, suspended its funding of new loans. As substantially all Fund loans are originated by IMH, the Manager’s primary revenue source has also been suspended. Further, due to the nature of the United States economy and real estate and other markets, neither the Fund nor IMH can predict when loan originations and funding will re-commence, if ever. For information regarding our Manager’s ability to continue as a going concern, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Going Concern.”

Changes in the Portfolio Profile
          Information regarding our loan portfolio follows. As previously discussed, effective October 1, 2008, the Manager elected to suspend certain activities of the Fund, including the identification and funding of any new loans. Accordingly, the ability of our Manager to make adjustments to our loan portfolio is significantly impaired. In addition, in an effort to preserve the Fund’s collateral, the Manager has had to modify certain existing loans, often times by extending maturity dates, and, in the absence of available credit financing to repay our loans, the Manager will likely need to modify additional loans in the future or foreclose on such loans.
          Average loan size
          Prior to our Manager’s election to suspend the identification and funding of new loans, in 2008, we originated 23 new loans with an average note balance of $14,346, as compared with 38 new loans with an average note balance of $11,284 in 2007 and 37 new loans with an average note balance of $7,192 in 2006. At December 31, 2008, the average principal balance for performing loans was $10,161, as compared to $8,578 at December 31, 2007. The year over year increase in the average note balance is consistent with our historic strategy to make loans between $10 million and $50 million.
          Geographic Diversification
          While a large percentage of our loan portfolio is invested primarily in mortgage loans where the collateral is located in Arizona and California, we also currently have loans in New Mexico, Texas, Idaho, Minnesota, Nevada and Utah. As of December 31, 2008 and 2007, the geographic concentration of loan outstanding principal balances, net of the allowance for credit loss, by state, follows:

	December 31, 2008					December 31, 2007
	Oustanding	Allowance for	Net Carrying			Oustanding	Allowance for	Net Carrying
	Principal	Credit Loss	Amount	Percent	#	Principal	Credit Loss	Amount	Percent	#
Arizona	$294,362	$(128,499)	$165,863	52.9%	31	$230,263	$(1,900)	$228,363	44.8%	34
California	177,255	(124,422)	52,833	16.9%	20	171,560	—	171,560	33.7%	15
New Mexico	5,240	(637)	4,603	1.5%	2	4,469	—	4,469	0.9%	2
Texas	55,825	(5,781)	50,044	16.0%	4	32,114	—	32,114	6.3%	5
Idaho	49,578	(38,458)	11,120	3.5%	2	48,635	—	48,635	9.6%	2
Minnesota	16,590	—	16,590	5.3%	1	14,781	—	14,781	2.9%	1
Nevada	7,969	(1,876)	6,093	1.9%	1	8,975	—	8,975	1.8%	2
Utah	7,035	(637)	6,398	2.0%	1	—	—	—	—

Total	$613,854	$(300,310)	$313,544	100.0%	62	$510,797	$(1,900)	$508,897	100.0%	61

          The concentration of our loan portfolio in California and Arizona, which are markets in which values have been severely impacted by the decline in the real estate market, totals 69.8%. As the Fund has stopped funding new loans, our ability to diversify our portfolio is significantly impaired.
          Interest Rate Information
          Our loan portfolio includes loans that carry variable and fixed interest rates. All variable interest rate loans are indexed to the Prime rate with floors. At December 31, 2008 and 2007, the Prime rate was 3.25% and 7.25%, respectively.
          At December 31, 2008, 68.7% of our portfolio consisted of variable rate loans, compared to 69.7% at December 31, 2007. The weighted average interest rate on variable rate loans was 12.39% and 12.52% at December 31, 2008 and 2007, respectively. While the average variable rate in 2008 has decreased from prior year, the increase in the average spread over the Prime interest rate (Prime rate plus 9.14% at December 31, 2008 vs. Prime rate plus 5.27% at December 31, 2007) reflects our increase in pricing of new loans that were funded prior to the suspension of such activities and loans that are extended or renewed. At December 31, 2008 and 2007, all variable rate loans outstanding had an interest rate floor and no ceiling interest rates. Accordingly, if the Prime interest rate increases during the life of the loans, interest rates on substantially all these loans would adjust upward. Conversely, as the Prime interest rate decreases, the interest rates on such loans do not decline below the floor rates, which is typically the original interest rate at the time of origination. For the impact of proforma increases or decreases in the Prime rate, see the discussion of “Quantitative and Qualitative Disclosures about Market Risk” located elsewhere in this Form 10-K.
          At December 31, 2008, 31.3% of our portfolio consisted of fixed rate loans, compared with 30.3% at December 31, 2007. The average rate on fixed rate loans as of December 31, 2008 and 2007 was 11.71% and 12.26%, respectively. The reduction in rates between these periods reflects the payoffs of higher yielding loans, foreclosure of certain fixed rate loans, and the origination of lower yielding fixed rate loans, and loan modifications in the latter part of 2008.
          As of December 31, 2008 and 2007, respectively, outstanding principal balances (including non-accrual loans), net of the allowance for credit loss, summarized by fixed and variable interest rates within selected interest rate ranges and other portfolio information, were as follows:

	December 31, 2008
	Fixed Rate		Variable Rate		Total
		Outstanding		Outstanding		Outstanding	Allowance for	Net Carrying
	#	Principal	#	Principal	#	Principal	Credit Loss	Amount	%
Current Rate:
8.00%	1	$3,500	—	$—	1	$3,500	—	3,500	1.1%
9.00%	1	10,461	1	1,622	2	12,083	(10,175)	1,908	0.6%
10.00%	1	26,709	—	—	1	26,709	(23,226)	3,483	1.1%
11.00%	—	—	1	1,981	1	1,981	—	1,981	0.6%
11.25%	—	—	1	46,020	1	46,020	—	46,020	14.7%
11.50%	2	2,651	6	94,283	8	96,934	(15,928)	81,006	25.8%
11.75%	1	4,752	—	—	1	4,752	—	4,752	1.5%
12.00%	10	75,758	9	67,683	19	143,441	(54,499)	88,942	28.4%
12.25%	1	631	3	55,850	4	56,481	(52,775)	3,706	1.2%
12.50%	1	1,929	6	22,227	7	24,156	(18,026)	6,130	2.0%
12.75%	1	37,935	—	—	1	37,935	(25,394)	12,541	4.0%
13.00%	3	27,897	9	54,947	12	82,844	(64,831)	18,013	5.7%
13.25%	—	—	1	2,821	1	2,821	(1,675)	1,146	0.4%
13.75%	—	—	2	6,528	2	6,528	(3,781)	2,747	0.9%
14.25%	—	—	1	67,669	1	67,669	(30,000)	37,669	12.0%

Total	22	$192,223	40	$421,631	62	$613,854	(300,310)	313,544	100.0%

% of Portfolio		31.3%		68.7%		100.0%

Weighted Average Rate		11.71%		12.39%		12.18%

Number of Loans		22		40		62

Average Principal		$8,737		$10,541		$9,901

	December 31, 2007
	Fixed Rate		Variable Rate		Total
		Outstanding		Outstanding		Outstanding	Allowance for	Net Carrying
	#	Principal	#	Principal	#	Principal	Credit Loss	Amount	%
Current Rate:
11.50%	2	$26,964	4	$15,022	6	$41,986	—	41,986	8.3%
11.75%	1	3,112	—	—	1	3,112	—	3,112	0.6%
12.00%	7	52,150	13	88,709	20	140,859	—	140,859	27.7%
12.25%	1	631	6	68,948	7	69,579	—	69,579	13.7%
12.50%	3	40,274	8	48,693	11	88,967	(1,900)	87,067	17.0%
12.75%	—	—	3	63,371	3	63,371	—	63,371	12.5%
13.00%	7	26,094	—	—	7	26,094	—	26,094	5.1%
13.25%	—	—	2	45,764	2	45,764	—	45,764	9.0%
13.50%	1	5,680	1	4,840	2	10,520	—	10,520	2.1%
13.75%	—	—	1	5,065	1	5,065	—	5,065	1.0%
14.00%	—	—	1	15,480	1	15,480	—	15,480	3.0%

Total	22	$154,905	39	$355,892	61	$510,797	(1,900)	508,897	100.0%

% of Portfolio		30.3%		69.7%		100.0%

Weighted Average Rate		12.26%		12.52%		12.44%

Number of Loans		22		39		61

Average Principal		$7,041		$9,125		$8,374

          Concentration by Category based on Collateral’s Development Status
          As of December 31, 2008 and 2007, respectively, loan outstanding principal balances, net of the allowance for credit loss, by development status of the underlying collateral, were as follows:

	December 31, 2008			December 31, 2007
	Amount	%	#	Amount	%	#
Pre-entitled Land:
Held for Investment	$7,178	1.2%	2	$—	—	—
Processing Entitlements	200,902	32.8%	12	203,166	39.7%	19

	208,080	34.0%	14	203,166	39.7%	19

Entitled Land:
Held for Investment	114,307	18.6%	17	135,060	26.4%	11
Infrastructure under Construction	57,908	9.4%	4	60,037	11.8%	5
Improved and Held for Vertical Construction	54,486	8.9%	5	14,800	2.9%	3

	226,701	36.9%	26	209,897	41.1%	19

Construction & Existing Structures:
New Structure — Construction in-process	43,814	7.1%	14	70,864	13.9%	17
Existing Structure Held for Investment	37,482	6.1%	5	26,870	5.3%	6
Existing Structure — Improvements	97,777	15.9%	3	—	—	—

	179,073	29.1%	22	97,734	19.2%	23

Total	$613,854	100.0%	62	$510,797	100.0%	61

Less: Allowance for Credit Loss	(300,310)			(1,900)

Net Carrying Value	$313,544			$508,897

          As of December 31, 2008 and 2007, respectively, loan outstanding principal balances, net of the allowance for credit loss, by expected end-use of the underlying collateral, were as follows:

	December 31, 2008			December 31, 2007
	Amount	%	#	Amount	%	#
Residential	$278,644	45.4%	37	$229,260	44.9%	34
Mixed Use	206,691	33.7%	11	221,653	43.4%	16
Commercial	127,449	20.8%	13	59,884	11.7%	11
Industrial	1,070	0.2%	1

Total	$613,854	100.0%	62	$510,797	100.0%	61

Less: Allowance for Credit Loss	(300,310)			(1,900)

Net Carrying Value	$313,544			$508,897

          IMH estimates that approximately 63% of the valuation allowance is attributable to residential-related projects, 34% to mixed use projects, and the balance to commercial and industrial projects.
          With the suspension of the funding of new loans, the concentration of loans by type of collateral and end-use is expected to remain consistent within the current portfolio. As of December 31, 2008 and 2007, the concentration of loans by type of collateral and end-use was relatively consistent for residential projects over these periods, while the Fund experienced a shift in the concentration of mixed use and commercial projects funded.
          Borrower and Borrower Groups
          Our investment guidelines provide that no single loan should exceed 10% of the total of all outstanding loans and that aggregate loans outstanding to one borrower or borrower group should not exceed 20% of the total of all outstanding loans. As of December 31, 2008, there was one individual borrower whose aggregated borrowings totaled $67,670, which was approximately 11% of our total mortgage loan principal balance outstanding (although at the time of origination, the principal balance was less than 10% of the total mortgage loan principal balance outstanding). As of December 31, 2007, there were no individual borrowers or borrower groups whose aggregated borrowings exceeded 10% of the total outstanding mortgage loans. Loan concentrations may from time to time exceed these limitations as we manage through the real estate and economic downturn.
          Changes in the Portfolio Profile – Scheduled Maturities
          The outstanding principal balance of mortgage investments, net of the allowance for credit loss, as of December 31, 2008 and 2007 have scheduled maturity dates within the next several quarters as follows:

December 31, 2008				December 31, 2007
Quarter	Amount	Percent	#	Quarter	Amount	Percent	#
Matured	$210,198	34.2%	24	Matured	$135,432	26.5%	15
Q1 2009	137,570	22.4%	11	Q1 2008	79,688	15.6%	16
Q2 2009	125,250	20.4%	6	Q2 2008	126,192	24.7%	9
Q3 2009	65,017	10.6%	8	Q3 2008	116,057	22.7%	15
Q4 2009	4,982	0.8%	1	Q4 2008	53,428	10.5%	6
Q1 2010	10,461	1.7%	1	—	—	—	—
Q3 2010	56,876	9.3%	10	—	—	—	—
Q1 2011	3,500	0.6%	1	—	—	—	—

Total	$613,854	100.0%	62		$510,797	100.0%	61

Less: Allowance for Credit Loss	(300,310)				(1,900)

Net Carrying Value	$313,544				$508,897

          A mortgage loan’s maturity date may be extended in the normal course of business. In this regard, we have had to modify certain loans in our portfolio, extending maturities in some cases to two or more years, and we expect that we will modify additional loans in the future in an effort to preserve our collateral. Accordingly, repayment dates of the loans may vary from their currently scheduled maturity date. If the maturity date of a loan is not extended the Fund classifies and reports the loan as matured.
Real Estate Held for Development
          During 2008, the Fund took title to the underlying real estate collateral of nine loans in default, with an aggregate net book value of approximately $55,318 at December 31, 2008, net of impairment charges. Additionally, during the first quarter of 2008, the Fund purchased certain real estate, with a current book value of approximately $7,463, located in Arizona that is contiguous to the real estate collateral of certain loans in the portfolio, in order to maintain and enhance the overall project value. All real estate held for development is located in California, Arizona, and Texas. In connection with the evaluation of the Fund’s portfolio for the year ended December 31, 2008, IMH recorded $27,175 as a valuation impairment charge with respect to this real estate, which is included in the valuation provision charge in the accompanying consolidated statements of operations. In the opinion of IMH, with the impairment charge recorded, the estimated net realizable values of such properties equal or exceed the current carrying values of the Fund’s investment in the properties at December 31, 2008. However, the ultimate realization of such estimated fair values of the Fund’s real estate properties is dependent upon future economic and market conditions, the availability of financing, and the resolution of political, environmental and other related issues, many of which are beyond the control of the Fund and the Manager. A summary of real estate held for development and estimated net realizable values, by state, follows:

	# of	Aggregate
	Projects	Book Value

California	3	$14,084
Texas	2	14,163
Arizona	5	34,534

Total	10	$62,781

          Of the above balances, approximately 97.9% were originally projected for development of residential real estate and 2.1%% were scheduled for mixed used real estate development. IMH is currently evaluating its use and liquidation options with respect to these projects. For additional information regarding these properties, see “Properties.”
          In anticipation of and in connection with the rise in defaulted loans and subsequent acquisition of related collateral, the Manager established an asset management department to manage the activities of any projects acquired through foreclosure or by other means. Such activities include the preparation of analyses to evaluate various use and liquidation alternatives with respect to such projects. The Manager is currently evaluating various possible alternatives for the ultimate sale and realization of such investments, including partial or complete development of such properties or disposal of such properties on an as-is basis. Project development alternatives may include, either through joint venture or on a project management basis, the development of the project through entitlement, completion of various improvements or complete vertical construction. The Manager has not developed or adopted any formal plan to dispose of such assets to date.

Important Relationships Between Capital Resources and Results of Operations
          Loan Loss Reserve
          The net earnings available to distribute to Members is primarily generated from interest earned on mortgage loans and short-term investments, as well as default fees and other amounts collected from borrowers. If borrowers do not make timely payments of interest in a particular month, the amount distributable to Members in that month could be reduced by the amount of the delinquent payment. To mitigate the effect of such late payments by borrowers, we historically used our reserves to supplement the distribution of earnings to the Members. The cash reserve we have established for this purpose is referred to as the “Loan Loss Reserve.”
          The Loan Loss Reserve has historically been maintained in a segregated cash account. It is not a loss reserve that constitutes an expense as defined under GAAP or for income tax purposes. It consists of net earnings that have been previously allocated to Members and included in the Members’ taxable income, but which have not been distributed to the Members, and is known as retained earnings under GAAP. The entire retained earnings balance was depleted as of December 31, 2008 as a result of the recording of the non-cash valuation provision charge, resulting in an accumulated deficit of $322,332 at December 31, 2008. Upon a Member’s complete withdrawal from the Fund, the net amount of the Loan Loss Reserve allocable to the withdrawing Member has historically been paid to the Member as a part of the redemption of the Member’s units. However, no such amounts are available for distribution as of December 31, 2008.
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
          During 2007, the $1,900 provision for credit loss that was charged to earnings was taken from the balance of Loan Loss Reserve or retained earnings. Also, IMH recorded a provision for credit loss of $323,175 during the year ended December 31, 2008. However, these non-cash reserve items did not impact earnings distributed to Members, and the portion of the provision for credit loss attributable to the loan portfolio is not deductible for tax purposes until the related assets are liquidated and the loss, if any, is realized.
          Mortgage Loan Participations and Whole Loans Sold
          For purposes of meeting liquidity demands, the Fund has historically entered into the partial sale of loans through loan participation agreements with various third parties and the Manager. Origination fees (points) paid to the participants in connection with the participation transactions were paid by the Manager in accordance with the Operating Agreement. The Fund issued participations in loans to third parties totaling $36,418 during the year ended December 31, 2007. No participations were issued during the year ended December 31, 2008. Additionally, the Fund occasionally enters into agreements to sell whole loans to third parties, which during the year ended December 31, 2007, totaled $5,400. During the year ended December 31, 2008, the Fund was approached by a third party that offered to purchase a loan from the Fund at 101% of its par value. Due to the nature of this transaction, it was treated as an investing activity in the consolidated statement of cash flows rather than a financing activity, which is how the Fund’s typical whole loan sales are treated. While we have anticipated continuing to participate mortgage loans as liquidity needs arise, the Manager historically had not expected that loan sales would occur in the ordinary course of business. However, given the Manager’s decision to suspend certain of the Fund’s activities in order to prevent impairment of the Fund’s capital and operations and to meet its remaining funding commitments, certain loans are likely to be sold or participated in the future. While IMH expects that any future loan participations or loan sales will also occur at or near par, due in part to current market conditions, there can be no assurance that we will be able to do so. In light of current economic conditions, it may be necessary to employ alternative structures for loan participations.
          Although there is no right or obligation for the Fund to do so, in the past the Fund has repurchased certain loans sold to third parties at the request of the purchaser. During the year ended December 31, 2007, the Fund reacquired participations totaling $41,356 and repurchased whole loans totaling $5,238, respectively. There were no whole loans or participations reacquired by the Fund during the year ended December 31, 2008. In addition, there was no remaining liability for participation loans issued at December 31, 2008 or 2007.
          In cases of whole loan sales or participations issued to our Manager, the transactions have been completed at par value, and the Manager has typically pledged the purchased loan to a commercial bank as collateral on its line of credit. The Manager uses the proceeds from the line of credit, together with other funds of the Manager, to execute the transactions. We have historically repurchased loans from the Manager, although we are not obligated to do so. The sales of whole loans and participations issued to the Manager are accounted for as secured borrowings, and are separately identified in our consolidated financial statements. No loans were sold to or participated with the Manager during the year ended December 31, 2008. During the year ended December 31, 2007, we received $9,980 in proceeds from the Manager from the sale of whole loans and participations to the Manager and repurchased $14,429 in the same period.
          Distributions to Members
          For the years ended December 31, 2008, 2007 and 2006, the Fund’s total net distributions to Members were $64,051, $46,920 and $19,379, respectively, which translated into net distributions of $951.27, $1,102.72 and $1,146.38 per weighted average membership unit over the same periods, respectively. For those same periods, earnings reinvested pursuant to our distribution reinvestment plan, which has been suspended, were $23,191, $26,165 and $12,307, respectively, representing 36.21%, 55.77% and 63.51%, respectively, of total Member distributions. The year to year increase in total distributions is attributed to the increase in Member equity. The reinvested Member distributions percentage has decreased over the periods resulting from various factors, including general real estate market conditions, possible reductions in investor liquidity from other sources, investor tax planning strategies and other factors. Additionally, effective October 1, 2008, the Fund suspended the distribution reinvestment plan. Accordingly, until such time that the distribution reinvestment plan is reinstated, if ever, any future monthly distributions will be made in cash.
          Annualized Rate of Return to Members on Distributions
          The annualized yield based on distributions made to the Fund’s Members was 9.45%, 11.09% and 11.44% for the years ended December 31, 2008, 2007 and 2006, respectively. The year over year reduction in the annualized yield is attributable to the reduction in the deployment ratio of available capital to loans funded, an increase in the number of loans placed in non-accrual status, the change in the Prime rate over these periods (which has resulted in lower interest bearing loans) and the increase in real estate held for development (which is a non-earning asset).
          Redemptions
          During the years ended December 31, 2008, 2007, and 2006, the Fund paid redemptions, including retained earning amounts returned on full redemptions, totaling $120,506, $57,790, and $26,785, respectively, which, expressed as a percentage of new Member investment (including reinvestments), was 43.97%, 15.38% and 14.22%, respectively, over the same periods. The increase in total redemptions is directly related to the increase in total Members’ equity and number of Members. As the Fund has grown, redemptions have also increased. Our Manager believes that the increase in redemptions in 2008 reflects a general lack of investor confidence in the real estate and credit markets. Many of our investors seeking redemptions have been with the Fund for over three years and may be seeking to diversify away from real estate. However, effective October 1, 2008, the Manager elected to, among other actions, suspend the acceptance and payment of all redemption requests. As such, there are no redemptions payable at December 31, 2008.
Prospective Trends
          Loan Demand, Selection and Quality
          Prior to the suspension of loan identification and funding, on average, our Manager estimates that it received approximately 400-500 loan requests each month. Although loan demand was strong, we intentionally chose to fund only 23 loans in 2008, as compared to 38 loans funded during 2007 and 37 in 2006. As previously described, the Fund has stopped accepting any new loan requests and funding new loans. Assuming the Fund resumes its lending activities, our Manager expects to diversify our loan portfolio geographically and to concentrate on loan requests from seasoned core operators that are focused on quality projects with sufficient equity located in targeted locations. However, there can be no guarantee that the Fund will resume lending activities, and we do not anticipate doing so for the foreseeable future.
          Summary of Existing Loans in Default
          At December 31, 2008, 28 loans with outstanding principal balances totaling $226,630 were in default, of which 24 with outstanding principal balances totaling $210,198 were past their respective scheduled maturity dates, and the remaining four loans were in default as a result of delinquency on outstanding interest payments. Total past due interest on loans in default, excluding loans in non-accrual status, was $1,134. At December 31, 2007, 15 loans with outstanding principal balances totaling $133,532 were in default, all of which were past their respective scheduled maturity dates, and three of which (excluding non-accrual loans) were delinquent on outstanding interest payments.
          The Fund has commenced the foreclosure process on 11 of the 28 loans in default. It is anticipated that foreclosure action will commence on an additional eight loans, and the Fund is negotiating with the borrowers and assessing the possibility of a modification of loan terms for the remaining nine loans in default. Two of the loans in default are involved in bankruptcy reorganizations. For another loan in default, the Fund is a participating lender and the lead lender has commenced foreclosure proceedings. At December 31, 2008, 11 loans in non-accrual status had outstanding principal balances totaling $95,624. Total contractual interest due under the loan terms for the non-accrual loans was $11,029, of which $3,236 is included in accrued interest receivable in the balance sheet, and of which $7,793 has not been recognized as income by the Fund. The remaining 17 loans in default had outstanding principal balances totaling $131,006, with accrued interest due totaling $2,385, which is included in accrued interest receivable in the Fund’s balance sheet. Excluding the loans in bankruptcy reorganization and those in default as a result of nonpayment of interest, loans in default were past their scheduled maturities by a range of 11 to 274 days. Three loans in default with outstanding principal balances totaling $21,282 at December 31, 2008 were foreclosed upon subsequent to December 31, 2008.
          The principal balances for the geographic concentration of loans in default, net of the allowance for credit loss, at December 31, 2008 is as follows:

	Percent of						Non-Accrued
	Outstanding		Outstanding	Allowance for	Net Carrying	Accrued	Note
	Principal	#	Principal	Credit Loss	Amount	Interest	Interest	Total
Arizona	28.9%	14	$65,361	$(45,068)	$20,293	$1,573	$2,337	$24,203
Idaho	26.5%	3	60,039	(47,882)	12,157	2,173	5,372	19,702
California	27.1%	5	61,398	(51,477)	9,921	911	34	10,866
Minnesota	7.3%	1	16,590	—	16,590	326	—	16,916
Texas	4.9%	3	11,102	(5,781)	5,321	320	—	5,641
Nevada	3.5%	1	7,969	(1,876)	6,093	319	—	6,412
New Mexico	1.8%	1	4,171	—	4,171	—	50	4,221

	100.0%	28	$226,630	$(152,084)	$74,546	$5,622	$7,793	$87,961

          Of the loans in default at December 31, 2008, approximately 60% of such loan balances, before the allowance for credit loss, related to residential end-use projects, 31% related to mixed-use projects, and 9% related to commercial projects.
          Other than as discussed in the preceding paragraph, as of December 31, 2008, no loans have loan principal payments 30 days or more past due and no loans have interest payments more than 30 days past due.
          Loan Portfolio Valuation Analysis
          Evaluating the collectibility of a real estate loan is a matter of judgment. We evaluate our real estate loan portfolio for impairment on an individual loan basis, except for loans that are cross collateralized within the same borrowing groups. For such loans, we perform both an individual evaluation as well as a consolidated evaluation to assess the Fund’s overall exposure to such loans. In addition to this analysis, we also complete an analysis of the loan portfolio as a whole to assess our exposure for loans made in various reporting periods and in terms of geographic diversity. The fact that a loan may be temporarily past due does not result in a presumption that the loan is impaired. Rather, all relevant circumstances are considered by the Manager to determine if and to the extent to which an allowance for impairment is required. During the portfolio evaluation, our Manager considers the following matters, among others:
•	Estimated net realizable value of any underlying collateral in relation to the outstanding mortgage balance, including accrued interest and related costs;

•	Recency and reliability of valuation;

•	The financial condition of the borrower and any adverse factors that may affect its ability to pay;

•	Prevailing economic conditions;

•	Historical experience by market and in general; and

•	Evaluation of industry trends.
          The Fund utilizes Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 114, Accounting by Creditors for Impairment of a Loan (“SFAS No. 114”), and SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), in evaluating the collectibility of a loan and for determining the valuation of its loan portfolio. In accordance with SFAS No. 114 and SFAS No. 157, IMH performs an evaluation for impairment for all loans in default as of the applicable measurement date. Under the provisions of SFAS No. 114, a loan is considered to be impaired when it is probable that the Fund will be unable to collect all amounts due according to the contractual terms of the loan agreement. Further, SFAS No. 114 requires that the impairment, if any, be measured based on the “fair value” of the collateral if the creditor determines that foreclosure is probable. Under SFAS No. 114, if the loan is collateral dependent, impairment is to be measured at the balance sheet date based on the then fair value of the collateral in relation to contractual amounts due under the terms of the loan. All Fund loans are deemed to be collateral dependent.
          In determining fair value, IMH has adopted the provisions under SFAS No. 157, which establishes a framework for measuring fair value in accordance with generally accepted accounting principles, clarifies the definition of fair value within that framework, and expands disclosures about the use of fair value measurements. SFAS No. 157 applies whenever other accounting standards, such as SFAS No. 114, require or permit fair value measurement.
          Under SFAS No. 157, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (the “exit price”) in an orderly transaction between market participants at the measurement date. Market participants are buyers and sellers in the principal (or most advantageous) market for the asset or liability that are (a) independent of the reporting entity; that is, they are not related parties; (b) knowledgeable, having a reasonable understanding about the asset or liability and the transaction based on all available information, including information that might be obtained through due diligence efforts that are usual and customary; (c) able to transact for the asset or liability; and (d) willing to transact for the asset or liability; that is, they are motivated but not forced or otherwise compelled to do so.
          Under SFAS No. 157, a fair value measurement assumes the highest and best use of the asset by market participants, considering the use of the asset that is physically possible, legally permissible, and financially feasible at the measurement date. Highest and best use is determined based on the use of the asset by market participants, even if the intended use of the asset by the reporting entity is different. Determination of the highest and best use of the asset establishes the valuation premise used to measure the fair value of the asset.
Two asset categories are established under SFAS No. 157: in-use assets and in-exchange assets. When using an in-exchange valuation premise, the fair value of the asset is determined based on the price that would be received in a current transaction to sell the asset standalone. All Fund loans are deemed to be in-exchange assets.
          SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs into valuation techniques used to measure fair value. The three levels of the fair value hierarchy under SFAS No. 157 are as follows:
Level 1 — Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that we have the ability to access at the measurement date;
Level 2 — Valuations based on quoted market prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active or models for which all significant inputs are observable in the market either directly or indirectly; and
Level 3 — Valuations based on models that use inputs that are unobservable in the market and significant to the fair value measurement.
          SFAS No. 157 gives the highest priority to Level 1 inputs, and gives the lowest priority to Level 3 inputs. The value of a financial instrument within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value instrument.
          Fair value is a market-based measure considered from the perspective of a market participant who holds the asset or owes the liability rather than the entity-specific measurement. Therefore, even when market assumptions are not readily available, management’s own assumptions attempt to reflect those that market participants would use in pricing the asset or liability at the measurement date.
          Historically, for purposes of determing whether a valuation adjustment was required, IMH utilized a modeling technique (known as residual analysis) commonly used in our industry using Level 3 inputs. This analysis was based on the assumption that development of our collateral was the highest and best use of such property. As of December 31, 2007, this methodology was undertaken with the use of a third-party valuation specialist firm to support our price and cost estimates based on available market data. During the first two quarters of 2008, our process was consistently applied as there was no indication of significant impairment in the value our loan portfolio.
          At the close of the third quarter of 2008, the global and U.S. economies experienced a rapid decline resulting in unprecedented disruptions in the real estate, credit and other markets. As a result of these factors, IMH recorded a valuation provision using management’s development/residual analysis approach, reflecting lower pricing assumptions and a significant increase in discount factors to reflect market risk.
          In the fourth quarter of 2008, the Fund engaged independent third-party appraisal firms to assist with our analysis of fair value of the loan portfolio as of December 31, 2008. As a result of this analysis, and given the significant change in the economic and real estate landscape, it was determined that the development approach that was historically used for virtually every collateral type was no longer the highest and best use for the majority of our collateral. Alternatively, in most cases the highest and best use was deemed to be “hold for investment” using current pricing data as of December 31, 2008, with several comparable sales reflecting distressed sale pricing. This determination was based on the liquidity freeze, lack of demand for developed property, the extended development and sell-out period, and uncertainty relative to the pricing and cost estimates under a long-term build out scenario. Not surprisingly, this change resulted in a very significant decline in the estimated fair values in relation to our historical residual analysis methodology.

          As all loans in the Fund’s portfolio are collateral dependent, IMH performed an analysis of fair value of the collateral underlying such loans under the provisions of SFAS No. 157. In order to complete the fair value analysis, IMH performed the following procedures for the year ended December 31, 2008:
1.	IMH reviewed the status for each loan in the portfolio to ascertain the likelihood that the Fund will collect all amounts due under the terms of such loans at maturity based on current real estate and credit market conditions.

2.	For loans whose collection was deemed to be unlikely, IMH reviewed the portfolio to ascertain how recent the latest valuation of the underlying collateral was performed.

3.	For projects for which a third-party valuation was conducted within the last nine months of 2008, which constituted 19% of the loan portfolio principal balances, IMH reviewed each individual project to ascertain whether any material events had occurred that would cause a reduction in value since the latest valuation.

4.	For the remainder of the portfolio, based on the loan’s relative size to the portfolio as a whole, the loan status, and location of the underlying collateral, IMH selected various projects for an independent third-party valuation as of December 31, 2008. Thirty loans, comprising approximately 75% of the outstanding principal balance of the loan portfolio, were selected for independent valuation using the valuation criteria set forth by SFAS No. 157.

5.	For selected loans, IMH engaged the services of Cushman & Wakefield, a nationally recognized valuation firm, and other valuation firms to perform a valuation analysis for the selected projects using the valuation criteria set forth by SFAS No. 157. There were 30 loans selected for independent valuation that comprised approximately 75% of the outstanding principal balance of the loan portfolio (of which Cushman & Wakefield valued approximately 54% and other appraisal firms valued 21%). Management has relied on the work of Cushman & Wakefield but has taken responsibility for the valuation conclusions determined by the other appraisal firms.

6.	For the balance of the portfolio, representing approximately 6% of outstanding principal, IMH reviewed the loan collateral classification (pre-entitled land, entitled land, or existing structure) and, based on the collective third party valuation results for similarly classified projects, applied the average discount in value to each of these loans, unless such collateral values were supported by other current valuation information.

7.	It is customary for independent valuation firms to use the term “market value” when valuing real property interests. IMH recognizes that there are semantic differences in the market value and fair value definitions, but believes that it can reliably use market valuations when making decisions with respect to fair value of the Fund’s assets for financial reporting purposes. SFAS No. 157 Level 3 inputs for valuation are provided for market circumstances in which Level 1 and Level 2 inputs are not reliably available. From the information received from the valuation firms engaged by the Fund, each asset and its corresponding appraisal was individually reviewed by the Fund and the appraisals were interpreted under the definition of fair value under SFAS No. 157.

A summary of the results and keys assumptions utilized by the independent valuation firms to derive fair value is as follows:
•	Very few of the precedent transactions that were analyzed satisfied the market value and fair value requirement that the price reflect that of an orderly transaction, rather than that of a sale under duress.

•	Inputs for use in Level 2 and/or Level 3 models were reported by the appraisal firm to be inconsistent and reflective of a distressed market that has not yet established current “norms” for inputs into discounted cash flow or other financial models, such as absorption rates and timing, unit pricing and trends, discount rate, risk adjustment processes, or the like.

•	Distinction was made between owners under duress and properties under duress. Market values are determined based on the determined highest and best use of the real property being appraised. When owners are under duress, as defined in SFAS No. 157, prices of transactions in which they are involved must be viewed as at least potentially subject to duress as well. The appraisals took this distinction into account in arriving at highest and best use conclusions and selecting appropriate appraisal methodologies.

•	The highest and best use for the collateral on 24 of the 30 loans subject to third-party valuation was deemed to be held for investment and/or future development, rather than being subject to immediate development and/or sale. For each of these assets, a sales comparison approach was used as the valuation methodology; 6 assets were classified as subdivisions, with 2 valued by application of the development approach, 2 by application of the income capitalization report, and 2 by using a combination of these approaches.

•	For the projects which included either unentitled or entitled land lacking any vertical or horizontal improvements, given the current distressed state of the real estate and credit markets, the development approach was deemed to be unsupportable because Level 2 market participant data were insufficient and/or Level 3 criteria was not reliably available from the appraisal firm’s market research; the “highest and best use” standard in these instances required such property to be classified as “held for investment” purposes until market conditions provide observable development activity to support either a Level 2 or a Level 3 valuation model for the development of the planned site. As a result, they used a sales comparison approach to determine market value.

•	For the projects containing partially or fully developed lots, the development approach was utilized, with assumptions made for pricing trends, absorption projections, holding costs, and the relative risk given these assumptions. The assumptions were based on currently observable available market data.

•	For operating properties, the income approach, using the direct capitalization and discounted cash flow methods was used. The anticipated future cash flows and a reversionary value were discounted to an opinion of net present value at a chosen yield rate. The assumptions were based on currently observable available market data.

•	For assets acquired through foreclosure, in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), the Fund accounted for these real estate assets received in satisfaction of the related receivable by writing them down to estimated fair value as of the date of foreclosure.

For projects other than those where IMH relied primarily on the work of independent valuation firms, IMH utilized a risk-adjusted cash flow model commonly used in our industry based on certain assumptions and Level 3 inputs to determine fair value, which presumes a development approach as highest and best use for such projects. To evaluate the collateral relating to these projects, IMH performed different procedures depending on the stage of the collateral, which are described below, along with a summary of key assumptions utilized in our evaluations of fair value:
•	For collateral to be developed, the initial unit sales price utilized was based on projected local market, prices based on historical data.

•	For collateral to be developed, the additional development costs, operating and selling cost assumptions were based on estimated costs using historical actual data.

•	For collateral whose development is complete or nearly complete which are expected to be leased initially to allow for stabilization of market prices before being sold, IMH utilized operating revenue and costs for comparable projects using current operating data obtained by management. Upon assumed stabilization of real estate markets, IMH utilized unit sales prices comparable to historical pricing.

•	Based on the resulting net cash flows derived from the utilization of the above assumptions, IMH applied risk-adjusted annual discount rates ranging from 15% to 25% to the net cash flows, depending on the projected build-out term, the project type, the location and assumed project risk.
All Fund mortgage investments are measured at fair value using significant unobservable (Level 3) inputs. As such, no table is presented to show distinction between the fair value of assets measured using Level 1, Level 2 and Level 3 inputs.
Based on the results of IMH’s evaluation and analysis, the Fund recorded a valuation provision charge of $323,175 and $1,900 for the years ended December 31, 2008 and 2007, respectively. The 2008 valuation provision charge also includes $27,175 relating to the write-down of the underlying collateral for nine loans that were acquired by foreclosure during the year ended December 31, 2008.

          As of December 31, 2008 and 2007, the allowance for credit loss totaled $300,310 and $1,900, respectively, representing 48.9% and 0.4%, respectively, of the total loan portfolio principal balances. IMH estimates that approximately 63% of the valuation allowance is attributable to residential-related projects, 34% to mixed use projects, and the balance to commercial and industrial projects. With the existing allowance recorded as of December 31, 2008, IMH believes that as of that date, the fair value of the underlying collateral of the Fund’s loan portfolio is sufficient to protect the Fund against any loss of the net carrying value of loan principal or accrued interest, and that no additional allowance for credit loss is considered necessary. While the above results reflect management’s assessment of fair value as of December 31, 2008 based on currently available data, IMH will continue to evaluate the loan portfolio in 2009 and beyond to determine the adequacy and appropriateness of the allowance for credit loss and to update our loan-to-value ratios. Depending on market conditions, such updates may yield materially different values and potentially increase or decrease the valuation allowance.
          A rollforward of the allowance for credit loss as of December 31, 2008 and 2007 follows:

	2008	2007

Balance at beginning of year	$1,900	$—
Valuation charge for current fair value	296,000	1,900
Transferred from Other Accounts	2,410	—

Balance at end of year	$300,310	$1,900

          Valuation of Real Estate Held for Development
          Real estate held for development consists primarily of properties acquired as a result of foreclosure or purchase and is reported at the lower of carrying value or fair value, less estimated costs to sell the property. Costs related to the development or improvement of the assets are capitalized and costs relating to holding the assets are charged to expense. The Fund had $62,781 and $0 of such assets at December 31, 2008 and 2007, respectively. The 2008 valuation provision charge also includes $27,175 relating to the write-down of the underlying collateral for nine loans that were acquired by foreclosure during the year ended December 31, 2008. The impairment charges relating to real estate held for development are not subject to reversal and will be adjusted only at the time of disposition of the related collateral.
Trends in Interest Income and Effective Portfolio Yield
          At December 31, 2008 and 2007, our loan portfolio had a weighted average note rate of 12.18% and 12.44%, respectively. For the income on these yields to be fully realized, all loans must be “performing” and accrued interest income must be deemed to be collectible. At December 31, 2008, accrued interest income totaled $10,453 and note rate interest earned but not accrued totaled approximately $7,793. Based on the Manager’s assessment of the Fund’s portfolio and current defaults, the Manager anticipates that additional loans will be placed in non-accrual status over the next several quarters resulting in the deferral (but not necessarily impairment) of corresponding amounts of interest income, default interest and fees. Accordingly, the Manager believes that net interest income, as a percent of the total portfolio (the combined total of both accrual and non-accrual loans), will decline, thereby reducing monthly earnings and the resulting yields to our Members. While our Manager believes much of the deferred amounts may be ultimately realized, we cannot provide any assurance that any deferred amounts (including non-accrual interest, default interest or fees) will be realized or that future yields will approximate current or historical yields.

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
Leverage to Enhance Portfolio Yields
          The Fund has not historically employed leverage to enhance our portfolio’s current yield. However, IMH may deem it beneficial, if not necessary, to employ leverage for the Fund in the future. In February 2008, the Fund secured a $10,000 loan, of which only $8,000 was drawn. This loan was repaid in the second quarter of 2008 and there is no outstanding principal balance at December 31, 2008.
Off-Balance Sheet Arrangements
          For certain loans, upon their initial funding, a reserve for future interest payments is deposited into a controlled disbursement account in the name of the borrower for the benefit of the Fund. These accounts, which are held in the name of the borrowers, are not included in the accompanying balance sheets. The Fund does not have any other off-balance sheet arrangements.
Contractual Obligations
          Other than the financial obligations to the Manager under the Operating Agreement, as described elsewhere in this Form 10-K, and funding commitments, as of December 31, 2008, the Fund did not have any contractual obligations as of such date. All of the Fund’s lending commitments as of December 31, 2008 are expected to be funded within one year. See “Liquidity and Capital Resources” for additional information.

Liquidity and Capital Resources
          The Fund’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. Due to unprecedented dislocations in the real estate and capital markets, the Fund has incurred a significant reduction in loan payoffs from borrowers and an increase in delinquencies, non-performing loans and real estate owned, resulting in a substantial reduction of cash flows. IMH has taken a number of measures to provide liquidity for the Fund, including, among other things, efforts to sell whole loans and participate interests in certain loans in the Fund’s portfolio, and to liquidate certain real estate. However, the dislocations and uncertainty in the economy, and real estate, credit, and other markets have created an extremely challenging environment that will likely continue for the foreseeable future, and there can be no guarantee that the Fund will have sufficient liquidity to continue as a going concern.
Requirements for Liquidity
          The Fund requires liquidity and capital resources for various financial needs, including loan fundings, maintenance and development costs for real estate owned, management fees, loan enforcement costs, interest on participations, distributions to Members, and, if permitted, Member redemptions.
          Loan Fundings
          We require adequate liquidity to fund initial loan advances to the borrowers, which are typically less than the face amount of the mortgage loan notes, and for disbursements to fund construction costs, development and other costs, and interest. As is customary in the commercial lending business, our loan terms may require the establishment of funded or unfunded interest reserves which are included as part of the note commitment and considered in the loan to value ratios at the time of underwriting. In some cases, the borrower may elect to pay interest from its own sources. At December 31, 2008, 18 of our borrowers have established either funded or unfunded interest reserves, and 44 of our borrowers are scheduled to pay interest from other sources or have depleted any available interest reserves. On certain loans, upon their initial funding, the reserve for future interest payments is deposited into a controlled disbursement account in the name of the borrower for the benefit of the Fund. These accounts, which are held in the name of the borrowers, are not included in the accompanying balance sheets.
          Estimated future commitments for construction or development costs, and for interest, are recorded on the consolidated balance sheets as an Undisbursed Portion of Loans-in-process and Interest Reserves, which are deducted from Mortgage Loan Note Obligations. As of December 31, 2008, undisbursed loans-in-process and interest reserves balances were as follows:

	Loans Held	Loans Held
	to Maturity	for Sale	Total

Undisbursed Loans-in-process per Note Agreement	$66,035	$32,633	$98,668

Less: amounts not to be funded	(39,461)	(13,767)	(53,228)

Undisbursed Loans-in-process to be funded	$26,574	$18,866	$45,440

          The contractual amount of unfunded loans in process and interest reserves totaled $98,668 and $68,128 at December 31, 2008 and 2007, respectively. The increase in this balance is due to increased construction loan commitments in the first half of 2008 resulting from new loan originations and modifications. While the contractual amount of unfunded loans in process and interest reserves total $98,668 at December 31, 2008, IMH estimates that it will fund no more than $45,440. The difference of $53,228 is not expected to be funded and relates to loans which are in default, loans which have been modified to lower the funding amount, and loans whose funding is contingent on various project milestones, many of which have not been met to date and are not expected to be met at all given current economic conditions. Accordingly, these amounts are not reflected as funding obligations in the accompanying consolidated balance sheet.
          While the Manager may choose to modify loan terms with current borrowers and to commit additional funds, if deemed appropriate by the Manager, the Fund had not executed any “Commitment to Fund” letters for new loans as of December 31, 2008.
          Maintenance and Development Costs for Real Estate Owned
          We require liquidity to pay costs and fees to preserve and protect the real estate we own. At December 31, 2008, our real estate owned was comprised of 10 properties, acquired through foreclosure or purchase, with a carrying value of $62,781. Costs related to the development or improvement of the assets are capitalized and costs relating to holding the assets are charged to expense. Cash outlays for the purchase of real estate totaled $7,281 and capitalized development costs totaled $1,293 during the year ended December 31, 2008. In addition, costs related to holding and maintaining such properties, which were expensed and included in default related expenses in the accompany consolidated statement of operations, totaled approximately $293 during the year ended December 31, 2008. The nature and extent of future costs for such properties depends on the level of development undertaken, the number of additional foreclosures and other factors.
          Management Fees and Loan Enforcement Costs
          We also require liquidity to pay management fees to our Manager, to pay direct expenses related to loan enforcement activities on defaulted loans, foreclosure activities, and costs related to properties acquired through foreclosure. All administrative and certain overhead expenses are paid by our Manager, as permitted by the Operating Agreement. Such costs include payroll and direct costs associated with loan origination activities, as well as member development and operations, and other general overhead costs. For a summary of Company-related expenses and management fees, please see the discussion of our results of operations above.
          Interest Expense
          We also require liquidity to pay interest expense on loan participations sold, including those sold to the Manager. As discussed above, when we participate a loan we record all of the interest income attributable to the aggregate principal amount of the loan as income and record and incur interest expense based on the rate paid to the participating lender. For a summary of interest expense, please see the discussion of our results of operations above. While we are generally able to pay this interest expense with interest income received on the loan participated, if the borrowers of the loans that we have participated default on such loans, we will be required to use other funds to pay participation interest expense.
          Distributions to Members
          The Fund requires liquidity to fund distributions to Members. Historically, the Fund has retained a portion of earnings as a reserve for accrued but uncollected interest, and had designated an equivalent cash amount for the distribution of such to Members (referred to as the “Loan Loss Reserve”). The Loan Loss Reserve was eliminated with the Fund’s recording of the valuation provision charge of $323,175 for the year ended December 31, 2008. Given our borrowers’ inability to secure financing to repay Fund loans, it is anticipated that additional loans will become non-performing, which would have an adverse impact on the earnings of the Fund, as well a create a cash shortfall for the payment of distributions to Members. The timing of repayment of outstanding principal and interest amounts cannot be predicted at this time and could take a year or longer to be collected. See above for a discussion and summary of distributions made.

          Member Redemptions
          Finally, liquidity is necessary to fund redemption requests from Members. The ability of Members to redeem their units is subject to several limitations set forth in the Operating Agreement, including waiting periods, the determination by our Manager that redemption will not jeopardize our tax or legal status, an annual aggregate limit on redemptions, and the availability of adequate cash. Please see above for a discussion and summary of redemptions paid. Effective October 1, 2008, the Manager elected to, among other actions, suspend the acceptance and payment of all redemption requests.
Sources of Liquidity
          Our primary sources of liquidity have been investment by Members in additional units, sales of participations in loans, sales of whole loans, interest income from borrowers, and loan payoffs by borrowers.
          New Member Investments
          Effective October 1, 2008, the Manager elected to suspend certain activities of the Fund, including the acceptance of any additional Member investments in the Fund and the ability of Member to reinvest earnings that may have otherwise been distributed to them. As such, until such time that the historical activities of the Fund resume, if ever, new Member investment will no longer be considered a source of liquidity.
          New investments in units by Members, excluding reinvestment of distributions, totaled $250,871, $349,523, and $176,101 for the years ended December 31, 2008, 2007 and 2006, respectively. As a result, Members’ equity (excluding retained earnings and accumulated deficit) increased from $576,784 at December 31, 2007 to $730,383 at December 31, 2008. While new Member activity remained robust for the majority of 2008, the decrease from 2007 reflects the compression of the economy and real estate, credit and other markets, and the negative perception of the real estate industry.
          Participations and Whole Loans Sold
          At times when substantially all available capital has been deployed or IMH wishes to mitigate Fund portfolio risk, for purposes of creating liquidity for the Fund, our Manager may elect to either sell to third parties or purchase on its own account all or a portion of loans in which we have invested. The sales of whole loans or participations are at the par value of the loan. In the case of sales and participations to the Manager, the Manager has typically pledged the purchased loan to a commercial bank as collateral on its line of credit. The Manager generally uses the proceeds from the line of credit together with other funds of the Manager to purchase the loan from us. We typically repurchase loans from the Manager, although we are not obligated to do so. The sales of loans to the Manager are also accounted for as secured borrowings, and are separately identified in our financial statements as borrowings from Fund Manager. See “Mortgage Loans, Participations and Loan Sales,” above.
          Interest Income
          Interest payments and repayments of loans by our borrowers are governed by the loan documents and by our practices with respect to granting extensions. A majority of our loans have a provision for an “interest reserve” for the initial term of the loan, which requires that a specified portion of the mortgage loan note total is reserved for the payment of interest. When that portion is exhausted, the borrower is required to pay interest from other sources. If the interest is funded in cash when the loan closes, then interest payments are made monthly from a segregated controlled disbursement cash account which is controlled by our Manager and held in the name of the borrower. If the interest reserve is not funded at the closing of the loan, then the interest payment is accrued by adding the amount of the interest payment to the loan balance, and we use our general cash reserves to distribute that interest to Members or loan participants. The receipt of interest income paid in cash by our borrowers creates liquidity; however, our practice of utilizing unfunded interest reserves uses liquidity. For a summary of interest income, see the discussion of our results of operations above.
          Loan Payments
          The repayment of a loan at maturity creates liquidity. In the case of an extension, our Manager typically charges the borrower a fee for re-evaluating the loan and processing the extension. Borrowers do not customarily pay this fee out of their own funds, but instead usually pay the fee out of available unfunded loan proceeds, or by negotiating an increase in the loan amount sufficient to pay the fee. However, to the extent that we extend a loan, we do not generate liquidity because our Manager, and not the Fund, receives the extension fee, if any. Excluding loan balances past scheduled maturity, the Fund owns loans with scheduled maturities in the first two quarters of 2009 totaling $262,820. However, due to the state of the economy and the compressed nature of the real estate, credit and other markets, loan defaults have continued to rise and are expected to rise further and there can be no assurance that any part of these loans will be repaid, or when they will be repaid.
          Supplemental Liquidity
          In addition to the customary liquidity elements discussed below, the Fund has certain additional sources to create liquidity should the need arise. In addition to the Fund having approximately $23,815 in cash on hand at December 31, 2008, the Fund’s Manager also has $6,200 in bank lines of credit available to monetize Fund loans. However, given our Manager’s lack of liquidity, it is unlikely that we would be able to rely upon our Manager to monetize loans. Additionally, the Fund may create liquidity from the sale of real estate owned.
Cash Flows
          Cash provided by operating activities was $49,239, $42,805 and $15,670 for the years ended December 31, 2008, 2007 and 2006, respectively. Cash provided by operating activities includes the cash generated from interest and other mortgage income from the Fund’s loan portfolio, offset by amounts paid for management fees to our Manager and interest paid on participated loans, to our Manager for short-term borrowings, and to banks for notes payable. The increase in the year over year amount is attributed to the growth realized in the Fund’s loan portfolio and resulting mortgage income.
          Net cash used by investing activities was $180,708, $252,344 and $174,230 for the years ended December 31, 2008, 2007 and 2006, respectively. The change in net cash used by investing activities was attributable to a decrease in the number and amount of mortgage loan fundings ($239,890, $356,634 and $244,257 during the years ended December 31, 2008, 2007 and 2006, respectively), coupled with a decrease in loan paydowns during the same periods ($36,430, $104,290 and $70,027 during the year ended December 31, 2008, 2007 and 2006, respectively). In addition, the Fund generated $31,325 in proceeds from the sale of a whole loan and invested $8,573 in real estate held for development.
          Net cash provided by financing activities was $81,680, $270,984 and $158,630 for the years ended December 31, 2008, 2007 and 2006, respectively. The majority of the change in cash from financing activities resulted primarily from an increase in Member redemptions and Member distributions, which totaled $164,700 $73,419 and $31,345 for the years ended December 31, 2008, 2007 and 2006, respectively. The change in net cash from financing activities was exacerbated by a decrease in the sale of Member units, totaling $250,871 during the years ended December 31, 2008, as compared to $349,523 for the same period in 2007 and $176,101 in 2006. Additionally, the Fund experienced a net increase of $9,225 in proceeds from the sale and repurchase of whole loans, loan participations and borrowings from and repayments to the Manager from December 31, 2007 to 2008.

          Additionally, while the Fund experienced a decrease in net proceeds from whole loan activity of $8,399  from 2006 to 2007, there was no such activity in 2008. Also, the Fund significantly increased its participated loans from $5,750 in 2006 to $36,418 in 2007, as compared to none in 2008. Similarly, the reacquisitions of participated loans increased from $5,211 in 2006 to $41,356 in 2007, as compared to none in 2008. Also contributing to cash flows from financing activities was borrowings from the Manager of $0, $9,980 and $12,879 during 2008, 2007 and 2006, respectively. Repayments of borrowings from the Manager were $0, $14,429 and $8,430 during 2008, 2007, and 2006, respectively. During 2008, the Fund received proceeds from a bank note totaling $8,000 and repaid this entire amount during the year.
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
Mortgage Loans
          Origination and Acquisition
          Prior to our decision to suspend funding of new loans, we only originated or acquired mortgage loans from borrowers that IMH, as our Manager, believed had sufficient equity in the real estate securing the loans and that otherwise meet our underwriting standards (or, in the case of opportunistic loan purchases, that would have met our underwriting standards had we been the original lender). Historically, we did not evaluate loans based exclusively on a credit scoring model or a standard checklist. Rather, we utilized a residual analysis methodology, whereby we tested whether there is there sufficient “equity” in the loan such that, in the event of a default and foreclosure, we could complete development of the project in a manner such that the fair value of the project in the marketplace would exceed our aggregate investment, ideally generating a return of 18%-20% or more. In conducting this analysis, IMH, among other things, considered the market conditions in the geographic location of the property securing the loan, discussed with developers and other experts in the local market to verify borrower assertions as to market conditions and direction, discussed with national experts it has on retainer that can address the potential market conditions impacting appreciation or depreciation in the value of the property securing the loan and, if applicable, evaluated the current and projected revenue from the property, and the expected levels of applicable rental and occupancy rates. We believed that focusing on the value of the underlying real estate is important because the real estate was our primary source of payment of the loan, and residual analysis mitigates the likelihood of lending too much money in relation to the project’s value. Similar to conventional lenders, we rely upon the skill of independent appraisers to value the collateral underlying our loans.
          As is customary in the commercial lending business, our loan terms may require the establishment of funded or unfunded interest reserves which are included as part of the note commitment and considered in the loan to value ratios at the time of underwriting. In some cases, the borrower may elect to pay interest from its own sources. At December 31, 2008, 18 of our borrowers had established either funded or unfunded interest reserves, and 44 of our borrowers were scheduled to pay interest from other sources.
          Allowance for Credit Losses
          Our mortgage loans, which are deemed to be collateral dependent, are subject to a downward valuation adjustment or write-down based on IMH’s determination of the estimated realizable value of the subject collateral in relation to the outstanding mortgage balance, including accrued interest related costs. The fact that a loan may be temporarily past due does not result in a presumption that the loan is impaired. A loan is deemed to be impaired when, based on current information and events, it is probable that the Fund will be unable to ultimately collect all amounts due according to the contractual terms of the loan agreement.
          Generally, a loan is placed in non-accrual status when it is past its scheduled maturity by more than 90 days, when it becomes delinquent as to interest due by more than 90 days or when the related estimated realizable value is less than the total principal, accrued interest and related costs. IMH may determine that a loan, while delinquent in payment status, should not be placed in non-accrual status in instances where the estimated realizable value of the loan collateral far exceeds the principal the accrued interest, thereby making the current investment relatively less risky. In addition, a loan may be placed in or removed from non-accrual status when IMH makes a determination that the facts and circumstances warrant such reclassification irrespective of the current payment status.
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
          The Fund utilizes SFAS No. 114 and SFAS No. 157 in evaluating the collectibility of a loan and for determining the valuation of its loan portfolio. In accordance with SFAS No. 114 and SFAS No. 157, IMH performs an evaluation for impairment for all loans in default as of the applicable measurement date. Under the provisions of SFAS No. 114, a loan is considered to be impaired when it is probable that the Fund will be unable to collect all amounts due according to the contractual terms of the loan agreement. Further, SFAS No. 114 requires that the impairment, if any, be measured based on the “fair value” of the collateral if the creditor determines that foreclosure is probable. Under SFAS No. 114, if the loan is collateral dependent, impairment is to be measured at the balance sheet date based on the then fair value of the collateral in relation to contractual amounts due under the terms of the loan. All Fund loans are deemed to be collateral dependent.
          In determining fair value, IMH has adopted the provisions under SFAS No. 157, which establishes a framework for measuring fair value in accordance with generally accepted accounting principles, clarifies the definition of fair value within that framework, and expands disclosures about the use of fair value measurements. This statement applies whenever other accounting standards require or permit fair value measurement.
          Under this standard, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (the “exit price”) in an orderly transaction between market participants at the measurement date. Market participants are buyers and sellers in the principal (or most advantageous) market for the asset or liability that are (a) independent of the reporting entity; that is, they are not related parties; (b) knowledgeable, having a reasonable understanding about the asset or liability and the transaction based on all available information, including information that might be obtained through due diligence efforts that are usual and customary; (c) able to transact for the asset or liability; and (d) willing to transact for the asset or liability; that is, they are motivated but not forced or otherwise compelled to do so.
          Under SFAS No. 157, a fair value measurement assumes the highest and best use of the asset by market participants, considering the use of the asset that is physically possible, legally permissible, and financially feasible at the measurement date. Highest and best use is determined based on the use of the asset by market participants, even if the intended use of the asset by the reporting entity is different. Determination of the highest and best use of the asset establishes the valuation premise used to measure the fair value of the asset. Two asset categories are established under SFAS No. 157: in-use assets and in-exchange assets. When using an in-exchange valuation premise, the fair value of the asset is determined based on the price that would be received in a current transaction to sell the asset standalone. All Fund loans are deemed to be in-exchange assets.
          SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs into valuation techniques used to measure fair value. The three levels of the fair value hierarchy under SFAS No. 157 are as follows:
Level 1 — Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that we have the ability to access at the measurement date;
Level 2 — Valuations based on quoted market prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active or models for which all significant inputs are observable in the market either directly or indirectly; and
Level 3 — Valuations based on models that use inputs that are unobservable in the market and significant to the fair value measurement.
          SFAS No. 157 gives the highest priority to Level 1 inputs, and gives the lowest priority to Level 3 inputs. The value of a financial instrument within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value instrument.
          Fair value is a market-based measure considered from the perspective of a market participant who holds the asset or owes the liability rather than the entity-specific measurement. Therefore, even when market assumptions are not readily available, management’s own assumptions attempt to reflect those that market participants would use in pricing the asset or liability at the measurement date.
          See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Trends and Uncertainties — Prospective Trends — Loan Portfolio Valuation Analysis Summary” for further information.
          Based upon this evaluation, a determination is made as to whether an allowance for credit loss is required and if so, whether it is adequate to cover any potential losses. Additions to the allowance for credit loss are charged to the provision for credit loss. Recoveries of previously charged off amounts are credited to the provision for credit loss. The fair value measurement is made as of the respective balance sheet date. Depending on market conditions, subsequent updates could yield materially different values and potentially increase or decrease the allowance for credit loss.
          Classification of Loans
          The Fund’s business is to originate mortgage investments for the purpose of holding them on-balance sheet, and the Fund does not originate or acquire loans with the intent of reselling them as whole loans. In addition, the Fund does not have any mandatory delivery contracts or forward commitments to sell loans in the secondary whole loan market. Accordingly, all Fund loans are originated with the intent to hold the loans to maturity. Because the Fund has the ability and the intent to hold these loans for the foreseeable future or until maturity, they are classified as held for investment pursuant to SFAS No. 65, Accounting for Certain Mortgage

Banking Activities. Notwithstanding the foregoing, the Fund may sell a percentage of its loans on a whole loan or participation basis. See Participations Issued and Whole Loans Sold for additional information.
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
          Loans Held for Sale
          Loans for which the Fund has the intent to sell, subsequent to origination or acquisition, are classified as loans held for sale. Loans classified as held for sale are generally subject to a specific marketing strategy or a plan of sale.
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
          Discounts on Acquired Loans
          The Fund accounts for mortgages acquired at a discount in accordance with the provisions of SOP 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (“SOP 03-3”). The provisions of SOP 03-3 require that the amount representing the excess of cash flows estimated by IMH at acquisition of the note over the purchase price is to be accreted into purchase discount earned over the expected life of the loan (accretable discount). Subsequent to acquisition, if cash flow projections improve, and it is determined that the amount and timing of the cash flows related to the nonaccretable discount are reasonably estimable and collection is probable, the corresponding decrease in the nonaccretable discount is transferred to the accretable discount and is accreted into interest income over the remaining life of the loan using the interest method. If cash flow projections deteriorate subsequent to acquisition, or if the probability of the timing or amount to be collected is indeterminable, the decline is accounted for through the provision for credit loss. Until such time that the timing and amount to be collected under such loans is determinable and probable as to collection, no accretion shall be recorded.
          Participations Issued and Whole Loans Sold
          In order to facilitate liquidity needs of the Fund, the Fund occasionally issues participating interests in loans. With the Manager’s election to suspend the acceptance of additional Member contributions to the Fund and the funding of new loans, the Manager anticipates increased loan participations and loan sales in order to meet current liquidity demands in its current portfolio. Historically, such transactions were made at par and for no more than 50% of a loan’s principal balance, and the Fund generally remained the servicing agent for the loan. It is expected that any future loan participations or loan sales would occur at or near par. Under terms of the participation agreements, the purchaser and the Fund are pari-passu pertaining to all rights, privileges and obligations of ownership. However, because the participated interests are not legally isolated from the Fund in a bankruptcy-remote, separate legal entity, these participations are recorded as secured borrowings by the Fund and classified as Participations in Mortgage investments Sold. Under this structure, interest earned by the Fund on the entire loan is recorded as interest income, and interest earned by the purchaser is recorded as interest expense. However, in light of current economic conditions, it may be necessary to employ alternative structures for loan participations.
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
Real Estate Held for Development
          The Fund accounts for real property held for development in accordance with SFAS No. 144, which requires an impaired asset (real property or intangible) to be written down to fair value. In accordance with SFAS No. 144, the Fund accounts for assets received in satisfaction of a receivable the same as if the assets had been acquired for cash, such as in the case of foreclosure. Real estate held for development is carried at cost, net of impairment losses. The estimation process involved in the determination of fair value is inherently uncertain since it requires estimates as to future events and market conditions. This process assumes the Fund’s ability to complete development and dispose of its real estate properties in the ordinary course of business based on management’s present plans and intentions. Economic, market, environmental and political conditions may affect management’s plans for development and marketing of such properties. In addition, the implementation of such plans could be affected by the availability of financing for development and construction activities, if such financing is required. Accordingly, the ultimate fair values of the Fund’s real estate properties are dependent upon future economic and market conditions, the availability of financing, and the resolution of political, environmental and other related issues, many of which are beyond the control of IMH.
Member Investments Pending Activation
          Member Investments Pending Activation reflects cash received and deposited by the Fund for new Member investments not yet approved by the Manager for the purchase of membership units or cash items deposited in the bank but not yet available for investment.
Fair Value of Financial Instruments
          Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management. As of the dates of the balance sheets, the respective carrying value of all balance sheet financial instruments approximated their fair values. These financial instruments include cash and cash equivalents, mortgage investments, accrued interest, amounts payable to the Manager and payables to Members. Fair values of cash equivalents amounts payable to the Manager and payables to Members are assumed to approximate carrying values because these instruments are short term in duration. Fair values of the mortgage investments and accrued interest are measured in accordance with SFAS No. 114 and SFAS No. 157.
Cash and Cash Equivalents
          Cash and cash equivalents include money market funds held with various commercial banks in the name of the Fund as well as short term certificates of deposit with an original maturity of 90 days or less. The Federal Deposit Insurance Corporation (“FDIC”) protects the funds held with the commercial bank up to a maximum of $250. The Fund customarily maintains money market deposits in banks in excess of FDIC protection limits. To date, the Fund has not experienced any losses as a result of any amounts held in excess of the FDIC insurance limits. Cash and cash equivalents of the Fund also include funds held by a national brokerage firm and invested in funds administered by an investment management division of a national bank. Fund investments are generally invested overnight in the money market reserve funds. Daily, monies necessary to meet Fund obligations are transferred from the investment account to a checking account from which obligations are paid. Generally, the checking account is maintained at a minimal balance with all excess funds invested. The Securities Investor Protection Corporation protects the funds held with the brokerage firm up to a maximum of $500 and the brokerage firm holds additional protection at their expense for a portion of the remaining net balance in the accounts.
          Additionally, the Fund participates in the Certificate of Deposit Account Registry Service (“CDARS”) program through some of its existing banking relationships. Under this program, when the Fund places its deposit using the CDARS program, that deposit is broken into $100 increments (making the full amount eligible for FDIC insurance coverage) and is spread out among other members of the CDARS member bank network. The CDARS investments have original maturities of less than 90 days and, accordingly, are classified as cash equivalents.
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

Income Taxes
          The Fund is not a taxable entity for Federal and state income tax purposes. The results of the operations of the Fund are passed through to the Fund’s members who are responsible for any income taxes associated with those results. Therefore, no provision has been made for income taxes in the accompanying financial statements. Historically, Fund members could elect to either reinvest or receive cash distributions from the Fund. The ability of Members to reinvest distributions was terminated effective October 1, 2008. Whether received in cash or reinvested, members are individually responsible to pay their respective income taxes on distributions credited to them.
Use of Estimates
          In accordance with GAAP, the Manager has made a number of estimates and assumptions with respect to the reporting of assets and liabilities and the disclosure of contingencies at the date of the consolidated financial statements and the reported amounts of income and expenses during the reporting period. Accordingly, actual results could differ from those estimates. Such estimates primarily include the allowance for credit loss, valuation of real estate owned and the accretable amount and timing for loans purchased at a discount.
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
Direct Default Related Expenses
          In accordance with the Operating Agreement, the Fund is required to pay direct expenses or costs, which include management fees paid to our Manager; expenses or costs related to defaulted loans, foreclosure activities or property acquired through foreclosure; and interest expense paid on loans that we have sold or participated, but we must account for as secured borrowings. Costs related to defaulted loans, foreclosure activities, or property acquired through foreclosure include direct expenses such as legal fees, valuation costs related to such assets, operating costs of real estate owned, and an allocation of salaries of personnel who spend their time on defaulted loans, foreclosure activities, or property acquired through foreclosure. Costs related to the development or improvement of real estate owned is capitalized and costs relating to holding such assets are charged to expense.
Segment Information
          SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, requires disclosure of certain operating and financial data with respect to separate business activities within an enterprise. The Fund’s primary income-producing activity is investing in mortgage loans which are collateralized by real property anywhere in the United States of America. During 2008, the Fund acquired through foreclosure various real estate assets that served as collateral for related loans, and purchased certain additional real property that is contiguous to the collateral securing a loan. Such assets were acquired as a direct result of mortgage lending activities, are being held for development and are not producing income as of December 31, 2008. As a result, separate segment reporting for such activities is not practicable at December 31, 2008. Accordingly, the Fund does not report more than one segment.
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

          On October 10, 2008, the FASB issued FASB Staff Position No. 157-3—Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (“FSP 157-3”). FSP 157-3 provides an illustrative example of how to determine the fair value of a financial asset in an inactive market. The FSP does not change the fair value measurement principles set forth in SFAS No. 157. Our practices for determining the fair value of our loans and real estate held for development have been, and continue to be, consistent with SFAS No. 114 and No. SFAS 144, respectively, as well as in line with the guidance provided in the example in FSP 157-3 for loans and real estate owned with unobservable inputs. FSP 157-3 is not expected to have a material effect on our financial position or results of operations.
     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB 51 (“SFAS No. 160”). This statement amends ARB 51 and revises accounting and reporting requirements for noncontrolling interests (formerly minority interests) in a subsidiary and for the deconsolidation of a subsidiary. Upon its adoption, January 1, 2009, noncontrolling interests would be classified as equity, and income attributed to the noncontrolling interest would be included in the income. The provisions of this standard are applied retrospectively upon adoption. We do not believe the adoption of SFAS No. 160 will have a material impact on our consolidated results.
     In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS No. 161”). This standard revises the presentation of and requires additional disclosures to an entity’s derivative instruments, including how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and how derivative instruments and related hedged items affect its financial position, financial performance and cash flows. The provisions of SFAS No. 161 are effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We do not believe the adoption of SFAS No. 161 will have a material impact on our consolidated financial statements.
     In December 2008, the FASB issued FSP No. SFAS 140-4 and FIN 46(R)-8, which amends SFAS No. 140, to require additional disclosures about transfers of financial assets. The FSP also amended FASB Interpretation No. 46(R), to provide additional disclosures about entities’ involvement with variable interest entities. The FSP is effective for the first reporting period ending after December 15, 2008. The FSP’s scope is limited to disclosure only and did not have an impact on our consolidated financial position or results of operations.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
          Our financial position and results of operations are routinely subject to a variety of risks. These risks include market risk associated primarily with changes in interest rates. We do not deal in any foreign currencies and do not enter into, or intend to enter into, derivative financial instruments for trading or speculative purposes. Moreover, due to the historically short-term maturities of our loans and the interest rate floors in place on all variable rate loans, market fluctuations in interest rates generally do not affect the fair value of our investment in the loans.
          As a result of the economic decline and market disruptions, there are severe restrictions on the availability of financing in general and concerns about the potential impact on credit availability, liquidity, interest rates and changes in the yield curve. While we have been able to meet all of our liquidity needs to date, there are still concerns about the availability of financing generally, and specifically about the availability of take-out financing for our borrowers. This will likely result in increased defaults, non-accrual loans and foreclosures, which will impact the Fund’s short-term mortgage income recognition. Further, the timing and amount received from the ultimate liquidation of such assets cannot be determined given the current state of the U.S. and worldwide financial and real estate markets.
          Our assets consist primarily of investments in short-term commercial mortgage investments, real estate held for development, interest and other receivables and cash and cash equivalents. The principal balance on our aggregate investment in mortgage loans was $613,854 and $510,797 at December 31, 2008 and 2007, respectively (before the $300,310 and $1,900 allowance for credit loss, respectively). Our loans historically have had original maturities between six and 18 months. The interest rates on these loans may be fixed, or may vary with the Prime interest rate, generally subject to a minimum rate floor. At December 31, 2008, the weighted average remaining scheduled term of our outstanding loans was 9.4 months (excluding loans in default at December 31, 2008), with 31.3% of the total portfolio at fixed interest rates and 68.7% of the total portfolio at variable interest rates. At December 31, 2008, the weighted average rate on our fixed rate portfolio was 11.71%, and was 12.39% on our variable rate portfolio tied to the Prime interest rate. The weighted average interest rate on the aggregate portfolio was 12.18% at December 31, 2008.
          Due to the historically short-term maturities of our loans, the status of the Fund, and the existence of interest rate floors on our variable rate loans, market fluctuations in interest rates generally have not affected the fair value of our investment in the loans. However, significant and sustained changes in interest rates could affect our operating results. If interest rates decline significantly, some of the borrowers could prepay their loans with the proceeds of a refinancing at lower interest rates. Assuming such loans could not be replaced by us with loans at interest rates similar to those which were prepaid (which, given our current status of not funding loans, is likely the case), such prepayments would reduce our earnings and funds available for distribution to Members. On the other hand, a significant increase in market interest rates could result in a slowdown in real estate development activity, which could reduce the demand for our real estate loans and the collateral securing such loans. Due to the complex relationship between interest rates, real estate investment and refinancing possibilities, we are not able to quantify the potential impact on our operating results of a material change in our operating environment other than interest rates. However, assuming our December 31, 2008 portfolio remained unchanged for one year, a 100 basis point increase in the prime interest rate would cause our portfolio yield to increase by 10 basis points to 12.28%. Conversely, with a 100 basis point decrease in the prime interest rate our portfolio yield would remain unchanged at 12.18%. The disproportionate result is due to the interest rate floor contained in our variable rate loans. The following table presents the impact on annual interest income based on changes in the prime rate:
Impact on Annual Interest Income based on Pro-forma Changes in the Prime Interest Rate

	December 31, 2008 Portfolio Information
	Fixed Rate	Variable Rate	Total
Outstanding Balance	$192,223	$421,631	$613,854
Current Weighted Average Yield	11.71%	12.39%	12.18%

Annualized Interest Income	$22,503	$52,238	$74,741

				Pro-forma	Change
	Change in Annual Interest Income			Yield	In Yield
	Fixed	Variable	Total
Increase in Prime Rate:
0.5% or 50 basis points	$—	$312	$312	12.23%	0.05%
1.0% or 100 basis points	$—	$631	$631	12.28%	0.10%
2.0% or 200 basis points	$—	$1,420	$1,420	12.41%	0.23%

Decrease in Prime Rate:
0.5% or 50 basis points	$—	$(2)	$(2)	12.18%	0.00%
1.0% or 100 basis points	$—	$(2)	$(2)	12.18%	0.00%
2.0% or 200 basis points	$—	$(2)	$(2)	12.18%	0.00%
          The following table contains information about our mortgage loan principal balances as of December 31, 2008, presented separately for fixed and variable rates and the calendar quarters in which such mortgage investments mature.

Loan Rates:	Matured	Q1 2009	Q2 2009	Q3 2009	Q4 2009	Q1 2010	Q3 2010	Q1 2011	Total
Variable	$133,632	$88,739	$90,130	$49,201	$4,982	$—	$54,947	$—	$421,631
Fixed	76,566	48,831	35,120	15,816	—	10,461	1,929	3,500	192,223

	$210,198	$137,570	$125,250	$65,017	$4,982	$10,461	$56,876	$3,500	$613,854

          As of December 31, 2008, we had cash and cash equivalents totaling $23,815 (or 5.3% of total assets), all of which were held in bank accounts or highly liquid money market accounts or short-term certificates of deposit. We have historically targeted 3%-5% of our assets to be held in such accounts as a working capital reserve. However, our actual deployment may vary depending on the timing and amount of investor capital raised and the timing and amount of loans identified and funded. We believe that these financial assets do not give rise to significant interest rate risk due to their short-term nature.

Item 8. Financial Statements and Supplementary Data.
IMH SECURED LOAN FUND, LLC
Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm
To the Members of
IMH Secured Loan Fund, LLC
Scottsdale, Arizona
We have audited the accompanying consolidated balance sheets of IMH Secured Loan Fund, LLC (the “Fund”) as of December 31, 2008 and 2007 and the related consolidated statements of operations, members’ equity, and cash flows for each of the three years in the period ended December 31, 2008. In connection with our audits of the financial statements, we have also audited the financial statement schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Fund is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Fund’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and the schedule. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of IMH Secured Loan Fund, LLC at December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.
Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
The accompanying consolidated financial statements have been prepared assuming that the Fund will continue as a going concern. As discussed in Note 1 to the financial statements, the Fund has experienced increasing default rates and foreclosures on its mortgage loans that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
/s/ BDO Seidman, LLP
Phoenix, Arizona
April 1, 2009

IMH SECURED LOAN FUND, LLC
Consolidated Balance Sheets
December 31, 2008 and 2007
(In thousands, except unit data)

	December 31,
	2008	2007
ASSETS
Cash and Cash Equivalents	$23,815	$73,604
Mortgage Loans:
Mortgage Loan Note Obligations	549,686	578,925
Less Undisbursed Portion of Loans-in- process and Interest Reserves	(26,574)	(68,128)

Principal Outstanding Held for Investment	523,112	510,797
Mortgage Loans Held for Sale, Net	90,742	—

Mortgage Loan Principal Outstanding	613,854	510,797
Less Allowance for Credit Loss	(300,310)	(1,900)

Mortgage Loans, Net	313,544	508,897
Accrued Interest and Other Receivables	12,014	8,058
Real Estate Held for Development, net:
Acquired through Foreclosure	55,318	—
Purchased for Investment	7,463	—

Real Estate Held for Development, net	62,781	—
Deposits and Other Assets	179	—
Advances to Fund Manager	2,471	—

Total Assets	$414,804	$590,559

LIABILITIES
Payables to Fund Manager and Other Liabilities	$1,751	$316
Member Investments Pending Activation	—	4,491
Redemptions Payable to Members	—	6,114
Distributions Payable to Members	4,963	2,183
Unearned Income and Other Funds Held	39	622

Total Liabilities	6,753	13,726
MEMBERS’ EQUITY
Retained Earnings (Accumulated Deficit)	(322,332)	49
Members’ Equity — $10,000 per unit stated value, authorized units set at discretion of the Manager — 73,038 and 57,678 units issued and outstanding at December 31, 2008 and 2007, respectively	730,383	576,784

Total Members’ Equity	408,051	576,833

Commitments and Contingent Liabilities

Total Liabilities and Members’ Equity	$414,804	$590,559

The accompanying notes are an integral part of these statements

IMH SECURED LOAN FUND, LLC
Consolidated Statements of Operations
Years ended December 31, 2008, 2007 and 2006
(In thousands, except unit data)

	Years Ended December 31,
	2008	2007	2006
INTEREST AND FEE INCOME

Mortgage Loans	$65,497	$47,929	$20,547
Investments and Money Market Accounts	1,923	1,834	598

Total Interest and Fee Income	67,420	49,763	21,145
EXPENSES
Management Fees	1,139	968	430
Default Related Expenses	1,315	—	—
Interest Expense:
Borrowings from Fund Manager	—	390	123
Participations in Mortgage Loans	—	830	490
Borrowings on Note Payable	78	—	—

Interest Expense	78	1,220	613

Valuation charge for:
Provision for Loan Loss based on Fair Value Estimates as of Balance Sheet Date	296,000	1,900	—
Impairment of Assets Acquired through Foreclosure	27,175	—	—

Total Valuation Charge	323,175	1,900	—

Total Expenses	325,707	4,088	1,043

Net Earnings (Loss)	$(258,287)	$45,675	$20,102

Net Earnings (Loss) Allocated to Members per Weighted Average Membership Units Outstanding	$(3,835.96)	$1,073.47	$1,189.12

Distributions to Members per Weighted Average Membership Units Outstanding	$951.27	$1,102.72	$1,146.38

Weighted Average Membership Units Outstanding	67,333	42,549	16,905

The accompanying notes are an integral part of these statements

IMH SECURED LOAN FUND, LLC
Consolidated Statement of Members’ Equity
Years ended December, 2008, 2007 and 2006
(In thousands, except unit data)

			Retained
			Earnings/	Total
	Members’	Members’	(Accumulated	Members’
	Units	Capital	Deficit)	Equity
Balances at December 31, 2005	9,698	$96,983	$852	$97,835

Net Earnings — 2006	—	—	20,102	20,102
Distributions to Members	—	—	(7,072)	(7,072)
Reinvestment of Distributions	1,231	12,307	(12,307)	—
Capital Investment — New Members	15,153	151,530	—	151,530
Capital Investment — Existing Members	2,457	24,571	—	24,571
Full Redemptions	(1,491)	(14,911)	—	(14,911)
Partial Redemptions	(1,173)	(11,726)	—	(11,726)
Retained Earnings paid on Full Redemptions	—	—	(149)	(149)

Net Activity for Year	16,177	161,771	574	162,345

Balances at December 31, 2006	25,875	258,754	1,426	260,180

Net Earnings — 2007	—	—	45,675	45,675
Distributions to Members	—	—	(20,755)	(20,755)
Reinvestment of Distributions	2,616	26,165	(26,165)	—
Capital Investment — New Members	28,642	286,416	—	286,416
Capital Investment — Existing Members	6,311	63,107	—	63,107
Full Redemptions	(2,277)	(22,769)	—	(22,769)
Partial Redemptions	(3,489)	(34,889)	—	(34,889)
Retained Earnings paid on Full Redemptions	—	—	(132)	(132)

Net Activity for Year	31,803	318,030	(1,377)	316,653

Balances at December 31, 2007	57,678	576,784	49	576,833

Net Loss — 2008	—	—	(258,287)	(258,287)
Distributions to Members	—	—	(40,860)	(40,860)
Reinvestment of Distributions	2,319	23,191	(23,191)	—
Capital Investment — New Members	19,860	198,601	—	198,601
Capital Investment — Existing Members	5,227	52,270	—	52,270
Full Redemptions	(7,497)	(74,971)	—	(74,971)
Partial Redemptions	(4,549)	(45,492)	—	(45,492)
Retained Earnings paid on Full Redemptions	—	—	(43)	(43)

Net Activity for Year	15,360	153,599	(322,381)	(168,782)

Balances at December 31, 2008	73,038	$730,383	$(322,332)	$408,051

The accompanying notes are an integral part of these statements

IMH SECURED LOAN FUND, LLC
Consolidated Statements of Cash Flows
Years ended December 31, 2008, 2007 and 2006
(In thousands)

	Years ended December 31,
	2008	2007	2006
CASH FLOWS — Operating Activities:
Net Earnings (Loss)	$(258,287)	$45,675	$20,102
Adjustments to Reconcile Net Earnings (Loss) to Net Cash Provided by Operating Activities:
Valuation Provision Charge	323,175	1,900	—
Accretion of Note Discount	(7,229)	—	—
Increase in Accrued Interest Receivable	(6,392)	(5,459)	(1,654)
Increase in Deposits and Other Assets	(409)	—	—
Increase (Decrease) in Due From/To Fund Manager	(1,036)	263	33
Increase (Decrease) in Deposit Refund Payable	—	(62)	62
Increase (Decrease) in Unearned Income	(583)	488	(2,873)

Net Cash Provided by Operating Activities	49,239	42,805	15,670
CASH FLOWS — Investing Activities:
Mortgage Loans Fundings	(239,890)	(356,634)	(244,257)
Mortgage Loan Repayments	36,430	104,290	70,027
Mortgage Loan Repayment from Sale of Whole Loan	31,325	—	—
Investment in Real Estate Held for Development	(8,573)	—	—

Net Cash Used in Investing Activities	(180,708)	(252,344)	(174,230)
CASH FLOWS — Financing Activities:
Proceeds from Note Payable to Bank	8,000	—	—
Repayment of Note Payable to Bank	(8,000)	—	—
Proceeds from Sale of Whole Loans	—	5,400	16,622
Repurchase of Whole Loans Sold	—	(5,238)	(8,061)
Proceeds from Borrowings from Manager	—	9,980	12,879
Repayments of Borrowings from Manager	—	(14,429)	(8,430)
Proceeds from Loan Participations Issued	—	36,418	5,750
Loan Participations Reacquired	—	(41,356)	(5,211)
Increase (Decrease) in Member Investments
Pending Activation/ Deposits Pending Return	(4,491)	4,105	325
Members’ Capital Investments	250,871	349,523	176,101
Members’ Redemptions	(126,620)	(53,926)	(24,869)
Members’ Distributions	(38,080)	(19,493)	(6,476)

Net Cash Provided by Financing Activities	81,680	270,984	158,630

Net Increase (Decrease) in Cash and Cash Equivalents	(49,789)	61,445	70
Cash and Cash Equivalents:
Beginning of Period	73,604	12,159	12,089

End of Period	$23,815	$73,604	$12,159

Supplemental Cash Flow Information:
Interest Paid	$78	$1,258	$575

Supplemental Disclosure of Non-Cash Financing and Investing Activities:
Real Estate Acquired through Foreclosure	$81,383	$—	$—

Loans Satisfied with Next-Phase Financing	$43,821	$—	$—

The accompanying notes are an integral part of these statements

IMH SECURED LOAN FUND, LLC
NOTES TO FINANCIAL STATEMENTS
(Dollar Amounts in Thousands)
NOTE 1 — FUND DESCRIPTION
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
          The Fund’s existence is perpetual and has a December 31 year-end. Aggregate capital contributions are set at the discretion of the Manager as permitted by the Operating Agreement. Initial investment minimums are set at $50 and additional investments, other than reinvestments of distributions, are in not less than $10 increments, unless modified at the discretion of the Manager. Contributions are subject to an initial 60 day holding period before redemption may be requested. Redemptions are subject to several conditions, including a minimum 60 day written notice period. Further, redemptions in any fiscal year are, at the discretion of the Manager, limited to 10% of the Fund’s Units. Units are transferable and redeemable only under certain limited circumstances. The ability of Members to have units redeemed was suspended effective October 1, 2008.
          During the year ended December 31, 2008, the Fund established various wholly-owned subsidiaries in connection with the foreclosure of certain loans and acquisition of related collateral property. The accompanying consolidated financial statements include the accounts of the Fund and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
          The Fund and the Manager, and the Manager’s wholly-owned subsidiary, are part of the IMH Group. The IMH Group has been engaged in diverse facets of real estate, such as finance, property management, leasing, marketing, acquisition, disposition, development, redevelopment, renovation, construction, and other real estate-related services for over ten years. As of the date of this Form 10-K, other members of the IMH Group include, among others, IMH Holdings, LLC, an Arizona limited liability company, and its wholly-owned subsidiaries, IMH Management Services, LLC, an Arizona limited liability company, and SWI Management, LLC, an Arizona limited liability company. IMH Management Services, LLC provides human resources and administrative services, including the supply of employees, to the various members of the IMH Group, and SWI Management, LLC is engaged in various real estate and real estate related activities.
          The Fund reported a net loss of $258,287 for the year ended December 31, 2008 as a direct result of the recording a valuation provision relating to the Fund’s loan portfolio and real estate owned assets totaling $323,175. As of December 31, 2008, the Fund’s accumulated deficit aggregated $322,332. During the year ended December 31, 2008 the Fund’s total cash decreased $49,789. At December 31, 2008, the Fund had cash and cash equivalents of $23,815 and undisbursed loans-in-process and interest reserves funding estimates totaling $45,440 (including $18,866 for loans held for sale). Our business model relies on market capital availability to re-finance short-term bridge loans we provide to facilitate real estate entitlement and development. However, the erosion of the U.S. and global credit markets during 2008, including a significant and rapid deterioration of the mortgage lending and related real estate markets

IMH SECURED LOAN FUND, LLC
NOTES TO FINANCIAL STATEMENTS
(Dollar Amounts in Thousands)
NOTE 1 — FUND DESCRIPTION (CONTINUED)
has virtually eliminated traditional sources of take-out financing. As a result, the Fund has experienced increased default and foreclosure rates on its mortgage loans. In addition, the Manager has found it necessary to modify certain loans which have resulted in an extended maturity of two years or longer and may need to modify additional loans in an effort to, among other things, protect the Fund’s collateral.
          In addition, as allowed by the Fund’s Operating Agreement, effective October 1, 2008, the Manager, on behalf of the Fund, elected to cease the acceptance of any additional Member investments in the Fund, the payment of outstanding and the acceptance of new redemptions requests, and the identification and funding of any new loans subsequent to September 30, 2008. This election to suspend certain of the Fund’s activities was made in order to preserve the Fund’s capital and to stabilize the Fund’s operations and liquid assets in order to meet future obligations, including those pursuant to current loan commitments. The freeze was precipitated by increased default and foreclosure rates and a reduction in new Member investment, compounded by a significant number of redemption requests submitted during the latter part of the third quarter, the payment of which would have rendered the Fund without the sufficient capital necessary to fund outstanding lending commitments. These factors raise substantial doubt as to the Fund’s ability to continue as a going concern. Management believes that it has developed a liquidity plan that, if executed successfully, will provide sufficient liquidity to finance the Fund’s anticipated working capital and capital expenditure requirements for the next 12 months.
          Management’s liquidity plans include selling whole loans or participating interests in certain loans in its portfolio and liquidating certain real estate assets. As of December 31, 2008, two loans with principal balances totaling $90,742 have been identified and are being actively marketed for sale. Accordingly, these loans are reflected as held for sale in the accompanying consolidated balance sheets. Additionally, the Manager is currently evaluating the Fund’s existing outstanding loan obligations and engaging in discussions with its borrowers to ascertain the necessary funding amounts and timing for each loan, and to discuss potential reductions in or cessation of funding commitments for loans in default or to find alternative sources for such fundings. This evaluation is expected to be completed in the first half of 2009. The Manager continues to evaluate a number of strategies for the Fund, including, but not limited to, the possible timely and orderly liquidation of the Fund, a roll-up of the Fund into one or more possible new investment vehicles, and other potential strategies.
          However, there is no assurance that these strategies and transactions could be consummated on acceptable terms, in a reasonable time frame or at all. In addition, given the state of the real estate and credit markets, it is unlikely that the Fund will re-commence its historical operations in the same manner previously operated or at all. Management continues to examine all aspects of the Fund’s business for areas of improvement and recovery of the Fund’s investment portfolio. However, if the real estate market does not return to normalcy and credit markets do not re-open, the realization of full recovery of the Fund’s investment is unlikely to occur in a reasonable time frame or at all, and management may be required to liquidate the Fund’s investment portfolio at a price significantly below the Fund’s initial investment basis.
          These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts and classification of liabilities or any other adjustments that might be necessary should the Fund be unable to continue as a going concern.

IMH SECURED LOAN FUND, LLC
NOTES TO FINANCIAL STATEMENTS
(Dollar Amounts in Thousands)
NOTE 1 — FUND DESCRIPTION (CONTINUED)
          Our Manager receives from borrowers, either directly or from loan proceeds, all revenue and fees from loan origination, processing, servicing and extension. As a result of the suspension of the Fund’s activities, although the Manager may collect fees from time-to-time from the modification of existing loans or a portion of penalties or default fees, the suspension of the Fund’s lending activities has resulted in the loss of the Manager’s primary revenue source. As such, the Manager believes that its ability to continue as a “going concern” for the next 12 months is in jeopardy. To address this concern, the Manager has taken, among others, the following steps:
•	Implemented a comprehensive cost reduction program, including a reduction in staff. The reduction in staff affected nearly 40% of the Manager’s employees while preserving core functionality in all operational areas. The Manager has stabilized monthly operating costs at approximately $700,000 per month.

•	Collaborated with investment banking firms to explore financing and capital raise alternatives available to the Manager.

•	Continued to explore mechanisms through which the Manager can continue to participate in the capital markets, including, without limitation, the use of additional funding vehicles to capitalize on what the Manager believes are a multitude of opportunities arising from the disruptions in the capital and credit markets.

•	Considered other initiatives, as they arise, to insure the continued viability of the Manager as an operating entity.
          The IMH Group was reorganized starting at the end of 2008, and other members of the IMH Group will be responsible for an allocation of operating costs that have historically been borne by IMH. As a result, coupled with the cost-savings initiatives described above, the Manager believes that its liquidity situation should improve in 2009. While the Manager believes that many, if not all, of these initiatives will be successful, there can be no assurance that they will be.
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
Management Fee
          For managing the Fund, the Manager is entitled to a 25 basis point annualized fee, earned and payable monthly, based on the Fund’s investment in mortgage loans at each month-end, excluding non-performing assets such as loans in non-accrual status and real estate owned. In addition, the Manager is entitled to 25% of any amounts recognized in excess the Fund’s principal and note rate interest due in connection with such loans.

IMH SECURED LOAN FUND, LLC
NOTES TO FINANCIAL STATEMENTS
(Dollar Amounts in Thousands)
NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
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
Mortgage Loans
          Origination and Acquisition
          Prior to our decision to suspend funding of new loans, we only originated or acquired mortgage loans from borrowers that IMH, as our Manager, believed had sufficient equity in the real estate securing the loans and that otherwise meet our underwriting standards (or, in the case of opportunistic loan purchases, that would have met our underwriting standards had we been the original lender). Historically, we did not evaluate loans based exclusively on a credit scoring model or a standard checklist. Rather, we utilized a residual analysis methodology, whereby we tested whether there is there sufficient “equity” in the loan that, in the event of a default and foreclosure, we could complete development of the project in a manner such that the fair value of the project in the marketplace would exceed our aggregate investment, ideally generating a return of 18%-20% or more. In conducting this analysis, IMH, among other things, considered the market conditions in the geographic location of the property securing the loan, discussed with developers and other experts in the local market to verify borrower assertions as to market conditions and direction, discussed with national experts it has on retainer that can address the potential market conditions impacting appreciation or depreciation in the value of the property securing the loan and, if applicable, evaluated the current and projected revenue from the property, and the expected levels of applicable rental and occupancy rates. We believe that focusing on the value of the underlying real estate is important because the real estate is our primary source of payment of the loan, and residual analysis mitigates the likelihood of lending too much money in relation to the project’s value. Similar to conventional lenders, we rely upon the skill of independent appraisers to value the collateral underlying our loans.
          As is customary in the commercial lending business, our loan terms may require the establishment of funded or unfunded interest reserves which are included as part of the note commitment and considered in the loan to value ratios at the time of underwriting. In some cases, the borrower may elect to pay interest from its own sources. At December 31, 2008, 18 of our borrowers had established either funded or unfunded interest reserves, and 44 of our borrowers were scheduled to pay interest from other sources. At December 31, 2007, 30 of our borrowers had established either funded or unfunded interest reserves and 31 of our borrowers were scheduled to pay interest from other sources.

IMH SECURED LOAN FUND, LLC
NOTES TO FINANCIAL STATEMENTS
(Dollar Amounts in Thousands)
NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
          Allowance for Credit Losses
          Our mortgage loans, which are deemed to be collateral dependent, are subject to a downward valuation adjustment or write-down based on IMH’s determination of the estimated realizable value of the subject collateral in relation to the outstanding mortgage balance, including accrued interest related costs. The fact that a loan may be temporarily past due does not result in a presumption that the loan is impaired. A loan is deemed to be impaired when, based on current information and events, it is probable that the Fund will be unable to ultimately collect all amounts due according to the contractual terms of the loan agreement.
          Generally, a loan is placed in non-accrual status when it is past its scheduled maturity by more than 90 days, when it becomes delinquent as to interest due by more than 90 days or when the related estimated realizable value is less than the total principal, accrued interest and related costs. IMH may determine that a loan, while delinquent in payment status, should not be placed in non-accrual status in instances where the estimated realizable value of the loan collateral far exceeds the principal the accrued interest, thereby making the current investment relatively less risky. In addition, a loan may be placed in or removed from non-accrual status when IMH makes a determination that the facts and circumstances warrant such reclassification irrespective of the current payment status.
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
          The Fund utilizes Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 114, Accounting by Creditors for Impairment of a Loan (“SFAS No. 114”), and SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), in evaluating the collectibility of a loan and for determining the valuation of its loan portfolio. In accordance with SFAS No. 114 and SFAS No. 157, IMH performs an evaluation for impairment for all loans in default as of the applicable measurement date. Under the provisions of SFAS No. 114, a loan is considered to be impaired when it is probable that the Fund will be unable to collect all amounts due according to the contractual terms of the loan agreement. Further, SFAS No. 114 requires that the impairment, if any, be measured based on the “fair value” of the collateral if the creditor determines that foreclosure is probable. Under SFAS No. 114, if the loan is collateral dependent, impairment is to be measured at the balance sheet date based on the then fair value of the collateral in relation to contractual amounts due under the terms of the loan. All Fund loans are deemed to be collateral dependent.
          In determining fair value, IMH has adopted the provisions under SFAS No. 157, which establishes a framework for measuring fair value in accordance with generally accepted accounting principles, clarifies the definition of fair value within that framework, and expands disclosures about the use of fair value measurements. This statement applies whenever other accounting standards require or permit fair value measurement.

IMH SECURED LOAN FUND, LLC
NOTES TO FINANCIAL STATEMENTS
(Dollar Amounts in Thousands)
NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
          Under this standard, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (the “exit price”) in an orderly transaction between market participants at the measurement date. Market participants are buyers and sellers in the principal (or most advantageous) market for the asset or liability that are (a) independent of the reporting entity; that is, they are not related parties; (b) knowledgeable, having a reasonable understanding about the asset or liability and the transaction based on all available information, including information that might be obtained through due diligence efforts that are usual and customary; (c) able to transact for the asset or liability; and (d) willing to transact for the asset or liability; that is, they are motivated but not forced or otherwise compelled to do so.
          Under SFAS No. 157, a fair value measurement assumes the highest and best use of the asset by market participants, considering the use of the asset that is physically possible, legally permissible, and financially feasible at the measurement date. Highest and best use is determined based on the use of the asset by market participants, even if the intended use of the asset by the reporting entity is different. Determination of the highest and best use of the asset establishes the valuation premise used to measure the fair value of the asset. Two asset categories are established under SFAS No. 157: in-use assets and in-exchange assets. When using an in-exchange valuation premise, the fair value of the asset is determined based on the price that would be received in a current transaction to sell the asset standalone. All Fund loans are deemed to be in-exchange assets.
          SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs into valuation techniques used to measure fair value. The three levels of the fair value hierarchy under SFAS No. 157 are as follows:
Level 1 — Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that we have the ability to access at the measurement date;
Level 2 — Valuations based on quoted market prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active or models for which all significant inputs are observable in the market either directly or indirectly; and
Level 3 — Valuations based on models that use inputs that are unobservable in the market and significant to the fair value measurement.
          SFAS No. 157 gives the highest priority to Level 1 inputs, and gives the lowest priority to Level 3 inputs. The value of a financial instrument within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value instrument.
          Fair value is a market-based measure considered from the perspective of a market participant who holds the asset or owes the liability rather than the entity-specific measurement. Therefore, even when market assumptions are not readily available, management’s own assumptions attempt to reflect those that market participants would use in pricing the asset or liability at the measurement date.

IMH SECURED LOAN FUND, LLC
NOTES TO FINANCIAL STATEMENTS
(Dollar Amounts in Thousands)
NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
          Based upon this evaluation, a determination is made as to whether an allowance for credit loss is required and if so, whether it is adequate to cover any potential losses. Additions to the allowance for credit loss are charged to the provision for credit loss. Recoveries of previously charged off amounts are credited to the provision for credit loss. The fair value measurement is made as of the respective balance sheet date. Depending on market conditions, subsequent updates could yield materially different values and potentially increase or decrease the allowance for credit loss.
          Classification of Loans
          The Fund’s business is to originate mortgage investments for the purpose of holding them on-balance sheet. While the Fund has the ability to do so, the Fund does not originate or acquire loans with the intent of reselling them as whole loans. In addition, the Fund does not have any mandatory delivery contracts or forward commitments to sell loans in the secondary whole loan market. Accordingly, all Fund loans are originated with the intent to hold the loans to maturity. Because the Fund has the ability and the intent to hold these loans for the foreseeable future or until maturity, they are classified as held for investment pursuant to SFAS No. 65, Accounting for Certain Mortgage Banking Activities. Notwithstanding the foregoing, the Fund may sell a percentage of its loans on a whole loan or participation basis. See Participations Issued and Whole Loans Sold for additional information.
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
          Loans Held for Sale
          Loans for which the Fund has the intent to sell, subsequent to origination or acquisition, are classified as loans held for sale. Loans classified as held for sale are generally subject to a specific marketing strategy or a plan of sale.
          Loans held for sale are accounted for at the lower of cost or market on an individual basis and are reported as a component of mortgage loans. Direct costs related to selling such loans are deferred until the related loans are sold and are included in the determination of the gains or losses upon sale. Valuation adjustments related to loans held for sale are reported in mortgage loans and other expenses, and are not included in the allowance for credit loss or the provision for credit loss.

IMH SECURED LOAN FUND, LLC
NOTES TO FINANCIAL STATEMENTS
(Dollar Amounts in Thousands)
NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
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
          Participations Issued and Whole Loans Sold
          In order to facilitate liquidity needs of the Fund, the Fund occasionally issues participating interests in loans. With the Manager’s election to suspend the acceptance of additional Member contributions to the Fund and the funding of new loans, the Manager anticipates increased loan participations and loan sales in order to meet current liquidity demands in its current portfolio. Historically, such transactions were made at par and for no more than 50% of a loan’s principal balance, and the Fund generally remained the servicing agent for the loan. It is expected that any future loan participations or loan sales would occur at or near par. However, in light of current economic conditions, it may be necessary to employ alternative structures for loan participations. Under terms of the participation agreements, the purchaser and the Fund are pari-passu pertaining to all rights, privileges and obligations of ownership. However, because the participated interests are not legally isolated from the Fund in a bankruptcy-remote, separate legal entity, these participations are recorded as secured borrowings by the Fund and classified as Participations in Mortgage investments Sold. Under this structure, interest earned by the Fund on the entire loan is recorded as interest income, and interest earned by the purchaser is recorded as interest expense.
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

IMH SECURED LOAN FUND, LLC
NOTES TO FINANCIAL STATEMENTS
(Dollar Amounts in Thousands)
NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
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
          Controlled Disbursement Accounts
          In the course of writing mortgage investments, the loan documents sometimes require that funded interest reserve accounts be established for certain borrowers. Under these arrangements, upon initial funding of the loan, a predetermined amount, approximating interest due during the initial loan term, is deposited into a controlled disbursement account in the name of the borrower for the benefit of the Fund. The Fund routinely directs such funds to be held in segregated money market and short-term investments accounts that are generally fully FDIC insured. Investment interest earned on such accounts is credited to the borrower. Interest income due monthly on the related mortgage investments is drawn from these accounts and transferred to the Fund. These accounts, which are held in the borrowers’ names, are not included in the accompanying consolidated balance sheets.
Real Estate Held for Development
          The Fund accounts for real property held for development in accordance with SFAS No.144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), which requires an impaired asset (real property or intangible) to be written down to fair value. In accordance with SFAS No. 144, the Fund accounts for assets received in satisfaction of a receivable the same as if the assets had been acquired for cash, such as in the case of foreclosure. Real estate held for development is carried at cost, net of impairment charges. The estimation process involved in the determination of fair value is inherently uncertain since it requires estimates as to the consideration of future events and market conditions. This process assumes the Fund’s ability to complete development and dispose of its real estate properties in the ordinary course of business based on management’s present plans and intentions. Economic, market, environmental and political conditions may affect management’s plans for development and marketing of such properties. In addition, the implementation of such plans could be affected by the availability of financing for development and construction activities, if such financing is required. Accordingly, the ultimate fair values of the Fund’s real estate properties are dependent upon future economic and market conditions, the availability of financing, and the resolution of political, environmental and other related issues, many of which are beyond the control of IMH.
Member Investments Pending Activation
          Member Investments Pending Activation reflects cash received and deposited by the Fund for new Member investments not yet approved by the Manager for the purchase of membership units or cash items deposited in the bank but not yet available for investment.

IMH SECURED LOAN FUND, LLC
NOTES TO FINANCIAL STATEMENTS
(Dollar Amounts in Thousands)
NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Fair Value of Financial Instruments
          Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management. As of the dates of the balance sheets, the respective carrying value of all balance sheet financial instruments approximated their fair values. These financial instruments include cash and cash equivalents, mortgage investments, accrued interest, amounts payable to the Manager and payables to Members. Fair values of cash equivalents amounts payable to the Manager and payables to Members are assumed to approximate carrying values because these instruments are short term in duration. Fair values of the mortgage investments and accrued interest are measured in accordance with SFAS No. 114 and SFAS No. 157.
Cash and Cash Equivalents
          Cash and cash equivalents include money market funds held with various commercial banks in the name of the Fund as well as short term certificates of deposit with an original maturity of 90 days or less. The Federal Deposit Insurance Corporation (“FDIC”) protects the funds held with the commercial bank up to a maximum of $250. The Fund customarily maintains money market deposits in banks in excess of FDIC protection limits. To date, the Fund has not experienced any losses as a result of any amounts held in excess of the FDIC insurance limits. Cash and cash equivalents of the Fund also include funds held by a national brokerage firm and invested in funds administered by an investment management division of a national bank. Fund investments are generally invested overnight in the money market reserve funds. Daily, monies necessary to meet Fund obligations are transferred from the investment account to a checking account from which obligations are paid. Generally, the checking account is maintained at a minimal balance with all excess funds invested. The Securities Investor Protection Corporation protects the funds held with the brokerage firm up to a maximum of $500 and the brokerage firm holds additional protection at their expense for a portion of the remaining net balance in the accounts.
          Additionally, the Fund participates in the Certificate of Deposit Account Registry Service (“CDARS”) program through some of its existing banking relationships. Under this program, when the Fund places its deposit using the CDARS program, that deposit is broken into $100 increments (making the full amount eligible for FDIC insurance coverage) and is spread out among other members of the CDARS member bank network. The CDARS investments have original maturities of less than 90 days and, accordingly, are classified as cash equivalents.
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
NOTES TO FINANCIAL STATEMENTS
(Dollar Amounts in Thousands)
NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Income Taxes
          The Fund is not a taxable entity for Federal and state income tax purposes. The results of the operations of the Fund are passed through to the Fund’s members who are responsible for any income taxes associated with those results. Therefore, no provision has been made for income taxes in the accompanying financial statements. Historically, Fund Members could elect to either reinvest or receive cash distributions from the Fund. The ability of Members to reinvest distributions was terminated effective October 1, 2008. Whether received in cash or reinvested, members are individually responsible to pay their respective income taxes on distributions credited to them.
Use of Estimates
          In accordance with GAAP, the Manager has made a number of estimates and assumptions with respect to the reporting of assets and liabilities and the disclosure of contingencies at the date of the consolidated financial statements and the reported amounts of income and expenses during the reporting period. Accordingly, actual results could differ from those estimates. Such estimates primarily include the allowance for credit loss, valuation estimates for real estate owned and the accretable amount and timing for loans purchased at a discount.
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
Direct Default Related Expenses
          In accordance with the Operating Agreement, the Fund is required to pay direct expenses or costs, which include management fees paid to our Manager; expenses or costs related to defaulted loans, foreclosure activities or property acquired through foreclosure; and interest expense paid on loans that we have sold or participated, but we must account for as secured borrowings. Costs related to defaulted loans, foreclosure activities, or property acquired through foreclosure include direct expenses such as legal fees, valuation costs related to such assets, operating costs of real estate owned, and an allocation of salaries of personnel who spend their time on defaulted loans, foreclosure activities, or property acquired through foreclosure. Costs related to the development or improvement of real estate assets are capitalized and costs relating to holding such assets are charged to expense.
Segment Information
          SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, requires disclosure of certain operating and financial data with respect to separate business activities within an enterprise. The Fund’s primary income-producing activity is investing in mortgage loans which are collateralized by real property anywhere in the United States of America. During 2008, the Fund acquired through foreclosure various real estate assets that served as collateral for related loans, and purchased certain additional real property that is contiguous to the collateral securing a loan. Such assets were acquired as a direct result of mortgage lending activities, are being held for development and are not producing income as of December 31, 2008. As a result, separate segment reporting for such activities is not practicable at December 31, 2008. Accordingly, the Fund does not report more than one segment.

IMH SECURED LOAN FUND, LLC
NOTES TO FINANCIAL STATEMENTS
(Dollar Amounts in Thousands)
NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
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
          On October 10, 2008, the FASB issued FASB Staff Position No. 157-3—Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (“FSP 157-3”). FSP 157-3 provides an illustrative example of how to determine the fair value of a financial asset in an inactive market. The FSP does not change the fair value measurement principles set forth in SFAS No. 157. Our practices for determining the fair value of our loans and real estate held for development have been, and continue to be, consistent with SFAS No. 114 and No. SFAS 144, respectively, as well as in line with the guidance provided in the example in FSP 157-3 for loans and real estate owned with unobservable inputs. FSP 157-3 is not expected to have a material effect on our consolidated financial position or results of operations.
          In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements - an Amendment of ARB 51 (“SFAS No. 160”). This statement amends ARB 51 and revises accounting and reporting requirements for noncontrolling interests (formerly minority interests) in a subsidiary and for the deconsolidation of a subsidiary. Upon its adoption, January 1, 2009, noncontrolling interests would be classified as equity, and income attributed to the noncontrolling interest would be included in the income. The provisions of this standard are applied retrospectively upon adoption. We do not believe the adoption of SFAS No. 160 will have a material impact on our consolidated results.
          In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS No. 161”). This standard revises the presentation of and requires additional disclosures to an entity’s derivative instruments, including how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and how derivative instruments and related hedged items affect its financial position, financial performance and cash flows. The provisions of SFAS No. 161 are effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We do not believe the adoption of SFAS No. 161 will have a material impact on our consolidated financial statements.
          In December 2008, the FASB issued FSP No. SFAS 140-4 and FIN 46(R)-8, which amends SFAS No. 140, to require additional disclosures about transfers of financial assets. The FSP also amended FASB Interpretation No. 46(R), to provide additional disclosures about entities’ involvement with variable interest entities. The FSP is effective for the first reporting period ending after December 15, 2008. The FSP’s scope is limited to disclosure only and did not have an impact on our consolidated financial position or results of operations.
Reclassifications
          Certain 2007 amounts have been reclassified to conform to the 2008 financial statement presentation.
NOTE 3 — CASH AND CASH EQUIVALENTS
          The Fund’s Operating Agreement provides that the amount classified as Retained Earnings in the financial statements (described as Loan Loss Reserve in the Operating Agreement) be held in cash. At December 31, 2008, all cash reserves set aside for the Loan Loss Reserve and classified as Retained Earnings had been distributed to Members and therefore no such reserves remain.
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
          A summary of the cash and cash equivalents as of December 31, 2008 and 2007, with balances as designated by the Manager, follows:

	December 31,
	2008	2007
Working Capital Reserve	$21,911	$17,304
Retained Earnings	—	49
Available for Operating Obligations and Lending	1,904	56,251

	$23,815	$73,604

IMH SECURED LOAN FUND, LLC
NOTES TO FINANCIAL STATEMENTS
(Dollar Amounts in Thousands)
NOTE 3 — CASH AND CASH EQUIVALENTS (CONTINUED)
          Given the suspension of the Fund’s member investment and lending activities and the limited cash sources available to the Fund, it is anticipated that all remaining cash will be needed to fund outstanding loan obligations, Fund operations and distributions to Members, if any.
NOTE 4 — MORTGAGE INVESTMENTS, LOAN PARTICIPATIONS AND LOAN SALES
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
          Loan Interest Rates
          The Fund invests in both fixed and variable interest rate loans. All variable interest rate loans are indexed to the Wall Street Journal Prime Interest Rate (“Prime”), substantially all of which are subject to interest rate floors. As of December 31, 2008 and 2007, loan outstanding principal balances (including non-accrual loans), net of the allowance for credit loss, summarized by fixed and variable interest rates within selected interest rate ranges are as follows:

	December 31, 2008
	Fixed Rate		Variable Rate		Total
		Outstanding		Outstanding		Outstanding	Allowance for	Net Carrying
Current Rate:	#	Principal	#	Principal	#	Principal	Credit Loss	Amount	%
8.00%	1	$3,500	—	$—	1	$3,500	—	3,500	1.1%
9.00%	1	10,461	1	1,622	2	12,083	(10,175)	1,908	0.6%
10.00%	1	26,709	—	—	1	26,709	(23,226)	3,483	1.1%
11.00%	—	—	1	1,981	1	1,981	—	1,981	0.6%
11.25%	—	—	1	46,020	1	46,020	—	46,020	14.7%
11.50%	2	2,651	6	94,283	8	96,934	(15,928)	81,006	25.8%
11.75%	1	4,752	—	—	1	4,752	—	4,752	1.5%
12.00%	10	75,758	9	67,683	19	143,441	(54,499)	88,942	28.4%
12.25%	1	631	3	55,850	4	56,481	(52,775)	3,706	1.2%
12.50%	1	1,929	6	22,227	7	24,156	(18,026)	6,130	2.0%
12.75%	1	37,935	—	—	1	37,935	(25,394)	12,541	4.0%
13.00%	3	27,897	9	54,947	12	82,844	(64,831)	18,013	5.7%
13.25%	—	—	1	2,821	1	2,821	(1,675)	1,146	0.4%
13.75%	—	—	2	6,528	2	6,528	(3,781)	2,747	0.9%
14.25%	—	—	1	67,669	1	67,669	(30,000)	37,669	12.0%

Total	22	$192,223	40	$421,631	62	$613,854	(300,310)	313,544	100.0%

% of Portfolio		31.3%		68.7%		100.0%

Weighted Average Rate		11.71%		12.39%		12.18%

Number of Loans		22		40		62

Average Principal		$8,737		$10,541		$9,901

IMH SECURED LOAN FUND, LLC
NOTES TO FINANCIAL STATEMENTS
(Dollar Amounts in Thousands)
NOTE 4 — MORTGAGE INVESTMENTS, LOAN PARTICIPATIONS AND LOAN SALES (CONTINUED)

	December 31, 2007
	Fixed Rate		Variable Rate		Total
		Outstanding		Outstanding		Outstanding	Allowance for	Net Carrying
Current Rate:	#	Principal	#	Principal	#	Principal	Credit Loss	Amount	%
11.50%	2	$26,964	4	$15,022	6	$41,986	—	41,986	8.3%
11.75%	1	3,112	—	—	1	3,112	—	3,112	0.6%
12.00%	7	52,150	13	88,709	20	140,859	—	140,859	27.7%
12.25%	1	631	6	68,948	7	69,579	—	69,579	13.7%
12.50%	3	40,274	8	48,693	11	88,967	(1,900)	87,067	17.0%
12.75%	—	—	3	63,371	3	63,371	—	63,371	12.5%
13.00%	7	26,094	—	—	7	26,094	—	26,094	5.1%
13.25%	—	—	2	45,764	2	45,764	—	45,764	9.0%
13.50%	1	5,680	1	4,840	2	10,520	—	10,520	2.1%
13.75%	—	—	1	5,065	1	5,065	—	5,065	1.0%
14.00%	—	—	1	15,480	1	15,480	—	15,480	3.0%

Total	22	$154,905	39	$355,892	61	$510,797	(1,900)	508,897	100.0%

% of Portfolio		30.3%		69.7%		100.0%

Weighted Average Rate		12.26%		12.52%		12.44%

Number of Loans		22		39		61

Average Principal		$7,041		$9,125		$8,374

          As of December 31, 2008 and 2007, the weighted average interest rates earned on variable rate loans (including loans in non-accrual status) was Prime plus 9.14% and Prime plus 5.27%, respectively. The Prime rate was 3.25% and 7.25% at December 31, 2008 and 2007, respectively.
          Loan Maturities and Loans in Default
          Mortgage loan outstanding principal balances, net of the allowance for credit loss, as of December 31, 2008 have scheduled maturity dates within the next several quarters as follows:

December 31, 2008
Quarter	Amount	Percent	#
Matured	$210,198	34.2%	24
Q1 2009	137,570	22.4%	11
Q2 2009	125,250	20.4%	6
Q3 2009	65,017	10.6%	8
Q4 2009	4,982	0.8%	1
Q1 2010	10,461	1.7%	1
Q3 2010	56,876	9.3%	10
Q1 2011	3,500	0.6%	1

Total	$613,854	100.0%	62

Less: Allowance
for Credit Loss	(300,310)

Net Carrying Value	$313,544

IMH SECURED LOAN FUND, LLC
NOTES TO FINANCIAL STATEMENTS
(Dollar Amounts in Thousands)
NOTE 4 — MORTGAGE INVESTMENTS, LOAN PARTICIPATIONS AND LOAN SALES (CONTINUED)
          A mortgage loan’s maturity date may be extended in the normal course of business. In this regard, we have had to modify certain loans in our portfolio, extending maturity dates in some cases to two or more years, and we expect that we will modify additional loans in the future in an effort to preserve our collateral. Accordingly, repayment dates of the loans may vary from their currently scheduled maturity date. Further, in certain instances where the Manager deems it to be an advantage to the Fund not to modify or extend a loan past its scheduled maturity date, the Fund classifies and reports the loan as matured. At December 31, 2008, 28 loans with outstanding principal balances totaling $226,630 were in default, of which 24 with outstanding principal balances totaling $210,198 were past their respective scheduled maturity dates, and the remaining four loans were in default as a result of delinquency on outstanding interest payments. Total past due interest on loans in default, excluding loans in non-accrual status, was $1,134. At December 31, 2007, 15 loans with outstanding principal balances totaling $133,532 were in default, all of which were past their respective scheduled maturity dates, and three of which (excluding non-accrual loans) were delinquent on outstanding interest payments. In light of current economic conditions and in the absence of a recovery of the credit markets, it is anticipated that many if not most loans will not pay off at the scheduled maturity.
          The Fund has commenced foreclosure on 11 of the 28 loans in default. It is anticipated that foreclosure action will commence on an additional eight loans, and the Fund is negotiating with the borrowers and assessing the possibility of a modification of loan terms for the remaining nine loans in default. Two of the loans in default are involved in bankruptcy reorganizations. For another loan in default, the Fund is a participating lender and the lead lender has commenced foreclosure proceedings. At December 31, 2008, 11 loans in non-accrual status had outstanding principal balances totaling $95,624. Total contractual interest due under the loan terms for the non-accrual loans was $11,029, of which $3,236 is included in accrued interest receivable in the balance sheet, and of which $7,793 has not been recognized as income by the Fund. The remaining 17 loans in default had outstanding principal balances totaling $131,006, with accrued interest due totaling $2,385, which is included in accrued interest receivable in the Fund’s balance sheet. Excluding the loans in bankruptcy reorganization and those in default as a result of nonpayment of interest, loans in default were past their scheduled maturities by a range of 11 to 274 days as of December 31, 2008. Three loans in default with outstanding principal balances totaling $21,282 at December 31, 2008 were foreclosed upon subsequent to December 31, 2008.
          The geographic concentration of loans in default, net of the allowance for credit loss, at December 31, 2008 is as follows:

	Percent of						Non-Accrued
	Outstanding		Outstanding	Allowance for	Net Carrying	Accrued	Note
	Principal	#	Principal	Credit Loss	Amount	Interest	Interest	Total
Arizona	28.9%	14	$65,361	$(45,068)	$20,293	$1,573	$2,337	$24,203
Idaho	26.5%	3	60,039	(47,882)	12,157	2,173	5,372	19,702
California	27.1%	5	61,398	(51,477)	9,921	911	34	10,866
Minnesota	7.3%	1	16,590	—	16,590	326	—	16,916
Texas	4.9%	3	11,102	(5,781)	5,321	320	—	5,641
Nevada	3.5%	1	7,969	(1,876)	6,093	319	—	6,412
New Mexico	1.8%	1	4,171	—	4,171	—	50	4,221

	100.0%	28	$226,630	$(152,084)	$74,546	$5,622	$7,793	$87,961

IMH SECURED LOAN FUND, LLC
NOTES TO FINANCIAL STATEMENTS
(Dollar Amounts in Thousands)
NOTE 4 — MORTGAGE INVESTMENTS, LOAN PARTICIPATIONS AND LOAN SALES (CONTINUED)
          Of the loans in default at December 31, 2008, approximately 60% of such loan balances, before the allowance for credit loss, related to residential end-use projects, 31% related to mixed-use projects, and 9% related to commercial projects.
          Other than as discussed in the foregoing paragraphs, no loans have loan principal payments 30 days or more past due and no loans have interest payments more than 30 days past due.
          Fair Value Measurement
          The Fund utilizes Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 114, Accounting by Creditors for Impairment of a Loan (“SFAS No. 114”), and SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), in evaluating the collectibility of a loan and for determining the valuation of its loan portfolio. In accordance with SFAS No. 114 and SFAS No. 157, IMH performs an evaluation for impairment for all loans in default as of the applicable measurement date. Under the provisions of SFAS No. 114, a loan is considered to be impaired when it is probable that the Fund will be unable to collect all amounts due according to the contractual terms of the loan agreement. Further, SFAS No. 114 requires that the impairment, if any, be measured based on the “fair value” of the collateral if the creditor determines that foreclosure is probable. Under SFAS No. 114, if the loan is collateral dependent, impairment is to be measured at the balance sheet date based on the then fair value of the collateral in relation to contractual amounts due under the terms of the loan. All Fund loans are deemed to be collateral dependent.
          IMH performs an in-depth valuation analysis of its loan portfolio on an annual basis with quarterly updates performed as circumstances warrant. Historically, for purposes of determining whether a valuation adjustment was required, IMH utilized a modeling technique (known as residual analysis) commonly used in our industry using Level 3 inputs. This analysis was based on the assumption that development of our collateral was the highest and best use of such property. As of December 31, 2007, this methodology was undertaken with the use of a third party valuation specialist firm to support our price and cost estimates based on available market data. During the first two quarters of 2008, our process was consistently applied as there was no indication of significant impairment in the value our loan portfolio.
          At the close of the third quarter of 2008, the global and U.S. economies experienced a rapid decline resulting in unprecedented disruptions in the real estate, credit and other markets. As a result of these factors, IMH recorded a valuation provision using management’s development/residual analysis approach, reflecting lower pricing assumptions and a significant increase in discount factors to reflect market risk.
          In the fourth quarter of 2008, the Fund engaged independent third-party appraisal firms to assist with our analysis of fair value of the loan portfolio as of December 31, 2008. As a result of this analysis, and given the significant change in the economic and real estate landscape, it was determined that the development approach that was used for virtually every collateral type was no longer the highest and best use for the majority of our collateral. Alternatively, in most cases the highest and best use was deemed to be “hold for investment” using current pricing data as of December 31, 2008, with several comparable sales reflecting distressed sale pricing. This determination was based on the liquidity freeze, lack of demand for developed property, the extended development and sell-out period, and uncertainty relative to the pricing and cost estimates under a long-term build out scenario. Not surprisingly, this change resulted in a very significant decline in the estimated fair values in relation to our historical residual analysis methodology.

IMH SECURED LOAN FUND, LLC
NOTES TO FINANCIAL STATEMENTS
(Dollar Amounts in Thousands)
NOTE 4 — MORTGAGE INVESTMENTS, LOAN PARTICIPATIONS AND LOAN SALES (CONTINUED)
          Following is a summary of the procedures performed in connection with our year end fair value analysis.
          As all loans in the Fund’s portfolio are collateral dependent, we performed an analysis of fair value of that collateral under the provisions of SFAS No. 157. In order to complete the fair value analysis, management performed the following procedures for the year ended December 31, 2008:
1.	IMH reviewed the status for each loan in the portfolio to ascertain the likelihood that the Fund will collect all amounts due under the terms of such loans at maturity based on current real estate and credit market conditions.

2.	For loans whose collection was deemed to be unlikely, IMH reviewed the portfolio to ascertain how recent the latest valuation of the underlying collateral was performed.

3.	For projects for which a third-party valuation was conducted within the last nine months of 2008, which constituted 19% of the loan portfolio principal balances, IMH reviewed each individual project to ascertain whether any material events had occurred that would cause a reduction in value since the latest valuation.

4.	For the remainder of the portfolio, based on the loan’s relative size to the portfolio as a whole, the loan status, and location of the underlying collateral, IMH selected various projects for an independent third party valuation as of December 31, 2008. Thirty loans, comprising approximately 75% of the outstanding principal balance of the loan portfolio, were selected for independent valuation using the valuation criteria set forth by SFAS No. 157.

5.	For selected loans, IMH engaged the services of Cushman & Wakefield, a nationally recognized valuation firm, and other valuation firms to perform a valuation analysis for the selected projects using the valuation criteria set forth by SFAS No. 157. There were 30 loans selected for independent valuation that comprised approximately 75% of the outstanding principal balance of the loan portfolio (of which Cushman & Wakefield valued approximately 54% and other appraisal firms valued 21%). Management has relied on the work of Cushman & Wakefield but has taken responsibility for the valuation conclusions determined by the other appraisal firms.

6.	For the balance of the portfolio, representing approximately 6% of outstanding principal, IMH reviewed the loan collateral classification (pre-entitled land, entitled land, or existing structure) and, based on the collective third party valuation results for similarly classified projects, applied the average discount in value to each of these loans, unless such collateral values were supported by other current valuation information.

7.	It is customary for independent valuation firms to use the term “market value” when valuing real property interests. IMH recognizes that there are semantic differences in the market value and fair value definitions, but believes that it can reliably use market valuations when making decisions with respect to fair value of the Fund’s assets for financial reporting purposes. SFAS

IMH SECURED LOAN FUND, LLC
NOTES TO FINANCIAL STATEMENTS
(Dollar Amounts in Thousands)
NOTE 4 — MORTGAGE INVESTMENTS, LOAN PARTICIPATIONS AND LOAN SALES (CONTINUED)
No. 157 Level 3 inputs for valuation are provided for market circumstances in which Level 1 and Level 2 inputs are not reliably available. From the information received from the valuation firms engaged by the Fund, each asset and its corresponding appraisal was individually reviewed by the Fund and the appraisals were interpreted under the definition of fair value under SFAS No. 157.
          A summary of the results and keys assumptions utilized by the independent valuation firms to derive fair value is as follows:
•	Very few of the precedent transactions that were analyzed satisfied the market value and fair value requirement that the price reflect that of an orderly transaction, rather than that of a sale under duress.

•	Inputs for use in Level 2 and/or Level 3 models were reported by the appraisal firm to be inconsistent and reflective of a distressed market that has not yet established current “norms” for inputs into discounted cash flow or other financial models such as absorption rates and timing, unit pricing and trends, discount rate, risk adjustment processes, or the like.

•	Distinction was made between owners under duress and properties under duress. Market values are determined based on the determined highest and best use of the real property being appraised. When owners are under duress, as defined in SFAS No. 157, prices of transactions in which they are involved must be viewed as at least potentially subject to duress as well. The appraisals took this distinction into account in arriving at highest and best use conclusions and selecting appropriate appraisal methodologies.

•	The highest and best use for the collateral on 24 of the 30 loans subject to third-party valuation was deemed to be held for investment and/or future development, rather than being subject to immediate development and/or sale. For each of these assets, a sales comparison approach was used as the valuation methodology; 6 assets were classified as subdivisions, with 2 valued by application of the development approach, 2 by application of the income capitalization report, and 2 by using a combination of these approaches.

•	For the projects which included either unentitled or entitled land lacking any vertical or horizontal improvements, given the current distressed state of the real estate and credit markets, the development approach was deemed to be unsupportable because Level 2 market participant data were insufficient and/or Level 3 criteria was not reliably available from the appraisal firm’s market research; the “highest and best use” standard in these instances required such property to be classified as “held for investment” purposes until market conditions provide observable development activity to support either a Level 2 or a Level 3 valuation model for the development of the planned site. As a result, they used a sales comparison approach to determine market value.

IMH SECURED LOAN FUND, LLC
NOTES TO FINANCIAL STATEMENTS
(Dollar Amounts in Thousands)
NOTE 4 — MORTGAGE INVESTMENTS, LOAN PARTICIPATIONS AND LOAN SALES (CONTINUED)
•	For the projects containing partially or fully developed lots, the development approach was utilized, with assumptions made for pricing trends, absorption projections, holding costs, and the relative risk given these assumptions. The assumptions were based on currently observable available market data.

•	For operating properties, the income approach, using the direct capitalization and discounted cash flow methods was used. The anticipated future cash flows and a reversionary value were discounted to an opinion of net present value at a chosen yield rate. The assumptions were based on currently observable available market data.

•	For assets acquired through foreclosure, in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), the Fund accounted for these real estate assets received in satisfaction of the related receivable by writing them down to estimated fair value as of the date of foreclosure.

          For projects other than those where IMH relied primarily on the work of independent valuation firms, IMH utilized a risk-adjusted cash flow model commonly used in our industry based on certain assumptions and Level 3 inputs to determine fair value, which presumes a development approach as highest and best use for such projects. To evaluate the collateral relating to these projects, IMH performed different procedures depending on the stage of the collateral, which are described below, along with a summary of key assumptions utilized in our evaluations of fair value:
•	For collateral to be developed, the initial unit sales price utilized was based on projected local market, prices based on historical data.

•	For collateral to be developed, the additional development costs, operating and selling cost assumptions were based on estimated costs using historical actual data.

•	For collateral whose development is complete or nearly complete which are expected to be leased initially to allow for stabilization of market prices before being sold, IMH utilized operating revenue and costs for comparable projects using current operating data obtained by management. Upon assumed stabilization of real estate markets, IMH utilized unit sales prices comparable to historical pricing.

•	Based on the resulting net cash flows derived from the utilization of the above assumptions, IMH applied risk-adjusted annual discount rates ranging from 15% to 25% to the net cash flows, depending on the projected build-out term, the project type, the location and assumed project risk.
          All Fund mortgage investments are measured at fair value using significant unobservable (Level 3) inputs. As such, no table is presented to show distinction between the fair value of assets measured using Level 1, Level 2 and Level 3 inputs.
          Based on the results of IMH’s evaluation and analysis, the Fund recorded a valuation provision charge of $323,175 and $1,900 for the years ended December 31, 2008 and 2007, respectively. The 2008 valuation provision charge also includes $27,175 relating to the write-down of the underlying collateral for nine loans that were acquired by foreclosure during the year ended December 31, 2008.

IMH SECURED LOAN FUND, LLC
NOTES TO FINANCIAL STATEMENTS
(Dollar Amounts in Thousands)
NOTE 4 — MORTGAGE INVESTMENTS, LOAN PARTICIPATIONS AND LOAN SALES (CONTINUED)
          As of December 31, 2008 and 2007, the allowance for credit loss totaled $300,310 and $1,900, respectively, representing 48.9% and 0.4%, respectively, of the total loan portfolio principal balances. IMH estimates that approximately 63% of the valuation allowance is attributable to residential-related projects, 34% to mixed use projects, and the balance to commercial and industrial projects. With the existing allowance recorded as of December 31, 2008, IMH believes that as of that date, the fair value of the underlying collateral of the Fund’s loan portfolio is sufficient to protect the Fund against any loss of the net carrying value of loan principal or accrued interest, and that no additional allowance for credit loss is considered necessary. While the above results reflect management’s assessment of fair value as of December 31, 2008 based on currently available data, IMH will continue to evaluate the loan portfolio in 2009 and beyond to determine the adequacy and appropriateness of the allowance for credit loss and to update our loan-to-value ratios. Depending on market conditions, such updates may yield materially different values and potentially increase or decrease the valuation allowance.
          A rollforward of the allowance for credit loss as of December 31, 2008 and 2007 follows:

	2008	2007

Balance at beginning of year	$1,900	$—
Valuation charge for current fair value	296,000	1,900
Transferred from Other Accounts	2,410	—

Balance at end of year	$300,310	$1,900

          Valuation of Real Estate Held for Development
          Real estate held for development consists primarily of properties acquired as a result of foreclosure or purchase and is reported at the lower of carrying value or fair value, less estimated costs to sell the property. Costs related to the development or improvement of the assets are capitalized and costs relating to holding the assets are charged to expense. The Fund had $62,781 and $0 of such assets at December 31, 2008 and 2007, respectively. The 2008 valuation provision charge also includes $27,175 relating to the write-down of the underlying collateral for nine loans that were acquired by foreclosure during the year ended December 31, 2008. The impairment charges relating to real estate held for development are not subject to reversal and will be adjusted only at the time of disposition of the related collateral.
          Loan Classifications
          The Fund classifies loans into categories for purposes of identifying and managing loan concentrations. As of December 31, 2008 and 2007, loan principal balances, net of the allowance for credit loss, by concentration category follows:

IMH SECURED LOAN FUND, LLC
NOTES TO FINANCIAL STATEMENTS
(Dollar Amounts in Thousands)
NOTE 4 — MORTGAGE INVESTMENTS, LOAN PARTICIPATIONS AND LOAN SALES (CONTINUED)

	December 31, 2008			December 31, 2007
	Amount	%	#	Amount	%	#
Pre-entitled Land:
Held for Investment	$7,178	1.2%	2	$—	—	—
Processing Entitlements	200,902	32.8%	12	203,166	39.7%	19

	208,080	34.0%	14	203,166	39.7%	19

Entitled Land:
Held for Investment	114,307	18.6%	17	135,060	26.4%	11
Infrastructure under Construction	57,908	9.4%	4	60,037	11.8%	5
Improved and Held for Vertical Construction	54,486	8.9%	5	14,800	2.9%	3

	226,701	36.9%	26	209,897	41.1%	19

Construction & Existing Structures:
New Structure — Construction in-process	43,814	7.1%	14	70,864	13.9%	17
Existing Structure Held for Investment	37,482	6.1%	5	26,870	5.3%	6
Existing Structure — Improvements	97,777	15.9%	3	—	—	—

	179,073	29.1%	22	97,734	19.2%	23

Total	$613,854	100.0%	62	$510,797	100.0%	61

Less: Allowance for Credit Loss	(300,310)			(1,900)

Net Carrying Value	$313,544			$508,897

          We also classify loans into categories based on the underlying collateral’s projected end-use for purposes of identifying and managing loan concentrations and associated risks. As of December 31, 2008 and 2007, respectively, loan outstanding principal balances, net of the allowance for credit loss, by development status, by expected end-use, were as follows:

	December 31, 2008			December 31, 2007
	Amount	%	#	Amount	%	#
Residential	$278,644	45.4%	37	$229,260	44.9%	34
Mixed Use	206,691	33.7%	11	221,653	43.4%	16
Commercial	127,449	20.8%	13	59,884	11.7%	11
Industrial	1,070	0.2%	1	—	—	—

Total	$613,854	100.0%	62	$510,797	100.0%	61

Less: Allowance for Credit Loss	(300,310)			(1,900)

Net Carrying Value	$313,544			$508,897

          IMH estimates that approximately 63% of the valuation allowance is attributable to residential-related projects, 34% to mixed use projects, and the balance to commercial and industrial projects.
          Geographic Diversification
          The Fund’s portfolio value is invested in mortgage investments where the primary collateral is located in Arizona, California, New Mexico, Texas, Idaho, Minnesota, Nevada and Utah. As of December 31, 2008 and 2007, the geographical concentration of loan principal balances, net of the allowance for credit loss, by State, follows:

IMH SECURED LOAN FUND, LLC
NOTES TO FINANCIAL STATEMENTS
(Dollar Amounts in Thousands)
NOTE 4 — MORTGAGE INVESTMENTS, LOAN PARTICIPATIONS AND LOAN SALES (CONTINUED)

	December 31, 2008					December 31, 2007
	Oustanding	Allowance for	Net Carrying			Oustanding	Allowance for	Net Carrying
	Principal	Credit Loss	Amount	Percent	#	Principal	Credit Loss	Amount	Percent	#
Arizona	$294,362	$(128,499)	$165,863	52.9%	31	$230,263	$(1,900)	$228,363	44.8%	34
California	177,255	(124,422)	52,833	16.9%	20	171,560	—	171,560	33.7%	15
New Mexico	5,240	(637)	4,603	1.5%	2	4,469	—	4,469	0.9%	2
Texas	55,825	(5,781)	50,044	16.0%	4	32,114	—	32,114	6.3%	5
Idaho	49,578	(38,458)	11,120	3.5%	2	48,635	—	48,635	9.6%	2
Minnesota	16,590	—	16,590	5.3%	1	14,781	—	14,781	2.9%	1
Nevada	7,969	(1,876)	6,093	1.9%	1	8,975	—	8,975	1.8%	2
Utah	7,035	(637)	6,398	2.0%	1	—	—	—	—	—

Total	$613,854	$(300,310)	$313,544	100.0%	62	$510,797	$(1,900)	$508,897	100.0%	61

          Borrower Concentrations
          As of December 31, 2008, there was one individual borrower whose aggregated borrowings totaled $67,670, which was in excess of 10% of our total mortgage loan principal balance outstanding (although at the time of origination, the principal balance was approximately 11% of the total mortgage loan principal balance outstanding). As of December 31, 2007, there were no individual borrowers or borrower groups whose aggregated borrowings exceeded 10% of the total outstanding mortgage loans. Borrowing group information as of December 31, 2008 and 2007 follows:
          Mortgage Loan Participations and Whole Loans Sold
          For purposes of meeting liquidity demands, the Fund has historically entered into the partial sale of loans through loan participation agreements with various third parties and the Manager. Origination fees (points) paid to the participants in connection with the participation transactions were paid by the Manager in accordance with the Operating Agreement. The Fund issued participations in loans to third parties totaling $36,418 during the year ended December 31, 2007. No participations were issued during the year ended December 31, 2008. Additionally, the Fund occasionally enters into agreements to sell whole loans to third parties, which during the year ended December 31, 2007, totaled $5,400. During the year ended December 31, 2008, the Fund was approached by a third party that offered to purchase a loan from the Fund at 101% of its par value. Due to the nature of this transaction, it was treated as an investing activity in the consolidated statement of cash flows rather than a financing activity, which is how the Fund’s typical whole loan sales are treated. While we have anticipated continuing to participate mortgage loans as liquidity needs arise, the Manager historically had not expected that loan sales would occur in the ordinary course of business. However, given the Manager’s decision to suspend certain of the Fund’s activities in order to prevent impairment of the Fund’s capital and operations and to meet its remaining funding commitments, certain loans are likely to be sold or participated in the future. While IMH expects that any future loan participations or loan sales will also occur at or near par, due in part to current market conditions, there can be no assurance that we will be able to do so. In light of current economic conditions, it may be necessary to employ alternative structures for loan participations.

IMH SECURED LOAN FUND, LLC
NOTES TO FINANCIAL STATEMENTS
(Dollar Amounts in Thousands)
NOTE 4 — MORTGAGE INVESTMENTS, LOAN PARTICIPATIONS AND LOAN SALES (CONTINUED)
          Although there is no right or obligation for the Fund to do so, in the past the Fund has repurchased certain loans sold to third parties at the request of the purchaser. During the year ended December 31, 2007, the Fund reacquired participations totaling $41,356 and repurchased whole loans totaling $5,238, respectively. There were no whole loans or participations reacquired by the Fund during the year ended December 31, 2008. In addition, there was no remaining liability for participation loans issued at December 31, 2008 or 2007.
          During the year ended December 31, 2008, the Fund was approached by a third party that offered to purchase a loan from the Fund at 101% of its par value. Due to the nature of this transaction, it was treated as an investing activity in the consolidated statements of cash flows rather than a financing activity, which is how the Fund’s typical whole loan sales are treated. During the year ended December 31, 2007, the Fund generated proceeds of $5,400 and $36,418 from the sale of whole loans and participations to third parties, respectively, and repurchased $5,238 and $41,356, respectively. While we have anticipated continuing to participate mortgage loans as liquidity needs arise, the Manager historically had not expected that loan sales would occur in the ordinary course of business. However, given current market conditions and the Manager’s decision to suspend, among other things, the funding of new loans, certain loans may be sold in the future.
          For information regarding participations and whole loan sales, and repurchases thereof, involving the Manager, see Note 9.
          Mortgage Loans Held for Sale
          At the time of loan origination, management generally intends to hold all loans to maturity and has no plans or intent to sell such loans. However, as a result of the suspension of certain of the Fund’s activities and the lack of available liquidity to satisfy the obligations of the Fund, the Manager has selected certain loans within the Fund’s portfolio to actively market for sale. As of December 31, 2008, two loans with principal balances totaling $90,742 have been identified and are being marketed for sale. Accordingly, these loans are reflected as held for sale in the accompanying consolidated balance sheets and are recorded at lower of cost or market. Based on the attractive interest rates, terms of such loans and the value of the underlying collateral, the Manager believes it will be able to sell such loans at an amount equal to the par value of the loans. As such, no provision for loss on the sale of such loans has been recorded in the accompanying consolidated financial statements.
          Accretable Discounts on Acquired Loans
          In the fourth quarter of 2007, the Fund purchased a co-lender’s 90% portion of a note in which the Fund previously held a 10% participation, resulting in the Fund becoming the sole lender under the note. The note was purchased for $7 million at a discount from its face amount and the combined carrying value of the Fund’s basis in the notes totaled approximately $9,300 at December 31, 2007, which represented an approximate 87% loan-to-value based on its estimated net realizable value at the time of purchase.
          The accretable discount was being accreted into interest income over the estimated remaining life of the loan, in accordance with SOP 03-3. Management is required to estimate the amount and timing of the future cash flows of the loan, which may differ from the amount and timing of actual cash flows. For certain loans previously purchased, IMH previously estimated the loan payoff period to be 12 months from the date of acquisition. However, based on recent economic conditions and events, the Manager re-evaluated the

IMH SECURED LOAN FUND, LLC
NOTES TO FINANCIAL STATEMENTS
(Dollar Amounts in Thousands)
NOTE 4 — MORTGAGE LOANS, LOAN PARTICIPATIONS AND LOAN SALES — CONTINUED
timing of the loan amount to be collected and concluded that the timing of collection is undeterminable as of December 31, 2008. As a result, IMH recorded valuation allowance, which is included in the provision for credit loss in the accompanying consolidated statements of net earnings, equal to the amount of interest income accreted during the year ended December 31, 2008, or $7,230. Additionally, the Fund recorded an advance to the Manager for the portion of accretion distributed to the Manager during the year ended December 31, 2008, or $2,410, which is included in advances to Fund Manager in the accompanying consolidated balance sheets. The advance to the Manager and related accrued interest was partially repaid during the first quarter of 2009. See Note 9 for additional information concerning the advance to Fund Manager. IMH will continue to evaluate the timing and collectibility of notes purchased at discount in accordance with SOP 03-3.
NOTE 5 — REAL ESTATE HELD FOR DEVELOPMENT
          During the year ended December 31, 2008, the Fund took title to the underlying real estate collateral of nine loans in default with a net carrying value of approximately $55,318 at December 31, 2008. Additionally, in March 2008, the Fund purchased certain real estate with a current carrying value of approximately $7,463, located in Arizona that is contiguous to the collateral property of certain loans in the loan portfolio, in order to maintain and enhance the overall project value. All real estate held for development is located in California, Arizona, and Texas.
          Costs related to the development or improvement of the assets are capitalized and costs relating to holding the assets are charged to expense. Cash outlays for the purchase of real estate totaled $7,281 and capitalized development costs totaled $1,293 during the year ended December 31, 2008. In addition, costs related to holding and maintaining such properties, which were expensed and included in default related expenses in the accompanying consolidated statement of operations, totaled approximately $293 during the year ended December 31, 2008. The nature and extent of future costs for such properties depends on the level of development undertaken, the number of additional foreclosures and other factors.
          In the opinion of management, the estimated net realizable values of such properties equal or exceed the current carrying values of the Fund’s investment in the properties as of December 31, 2008, net of previously recorded write-downs.
          In anticipation of and in connection with the rise in defaulted loans and subsequent acquisition of related collateral in the first quarter of 2008, the Manager established an asset management department to manage the activities of any projects acquired through foreclosure or by other means. Such activities include the preparation of analyses to evaluate various alternatives to determine the highest and best use for the development and ultimate liquidation of such projects. The Manager continues to evaluate various alternatives for the ultimate disposition of such investments, including partial or complete development of such properties or disposal of such properties on an as-is basis. Project development alternatives may include, either through joint venture or on a project management basis, the development of the project through entitlement, completion of various improvements or complete vertical construction. The Manager has not developed or adopted any formal plan to dispose of such assets to date. Accordingly, no such assets are reflected as held for sale.

IMH SECURED LOAN FUND, LLC
NOTES TO FINANCIAL STATEMENTS
(Dollar Amounts in Thousands)
NOTE 6 — MEMBER DISTRIBUTIONS, RETAINED EARNINGS, REDEMPTIONS AND INCOME TAXES
Member Distributions Reinvested and Distributions Payable to Members
          Historically, Fund Members elected to either reinvest distributable monthly earnings or to have earnings distributed to them in cash. Effective October 1, 2008, the Fund suspended the option by which Members could reinvest monthly distributions. See Note 1 for further discussion. The Fund distributes Net Earnings to its Members based on a calculation in accordance with GAAP, except as adjusted for the monthly amount available from Retained Earnings (and otherwise referred to as the Loan Loss Reserve in the Fund’s Operating Agreement). Interest income earned on the loan portfolio is computed and allocated to Members daily. Other components of Net Earnings are computed and allocated to Members at month-end and Net Earnings, adjusted for the monthly amount withheld in Retained Earnings, are reinvested or distributed to Members monthly. For the years ended December 31, 2008, 2007 and 2006, the Fund’s total net distributions to Members were $64,051, $46,920 and $19,379, respectively, which translated into net distributions of $951.27, $1,102.72 and $1,146.38 per weighted average membership unit over the same periods, respectively. Distributions designated for reinvestment are included in Members’ Equity as of each month-end. Distributions reinvested, which is a non-cash transaction, totaled approximately $23,191, $26,165 and $12,307 for the years ended December 31, 2008, 2007 and 2006, respectively.
          Distributions that Members elect to take in cash are generally remitted within 10 business days following each month-end. Distributions payable in cash totaled approximately $4,963 and $2,183 at December 31, 2008 and 2007, respectively, and have been charged to Members’ Equity and are classified as Distributions Payable to Members in the accompanying consolidated balance sheets. A summary of distributions reinvested or payable at December 31, 2008 and 2007 follows:

	December 31, 2008
	Member Reinvestment and Distributions Payable
	Member Accounts		Member Investment
	Number	% of Total	Amount	% of Total
Payable	4,735	100.0%	$4,963	100.0%
Reinvested	—	0.0%	—	0.0%

Total	4,735	100.0%	$4,963	100.0%

	December 31, 2007
	Member Reinvestment and Distributions Payable
	Member Accounts		Member Investment
	Number	% of Total	Amount	% of Total
Payable	1,582	45.6%	$2,183	46.1%
Reinvested	1,890	54.4%	2,552	53.9%

Total	3,472	100.0%	$4,735	100.0%

IMH SECURED LOAN FUND, LLC
NOTES TO FINANCIAL STATEMENTS
(Dollar Amounts in Thousands)
NOTE 6 — MEMBER DISTRIBUTIONS, RETAINED EARNINGS, REDEMPTIONS AND INCOME TAXES (CONTINUED)
Retained Earnings
          The Operating Agreement includes a provision for the accumulation, at the discretion of the Manager, of a “Loan Loss Reserve” to be used to offset certain payments or fees due on loans in default or foreclosure. The Loan Loss Reserve has historically been maintained in a segregated cash account. It is not a loss reserve that constitutes an expense as defined under GAAP or for income tax purposes. It consists of net earnings that have been previously allocated to Members and included in the Members’ taxable income, but which have not been distributed to the Members, also known as Retained Earnings under GAAP. The entire Retained Earnings balance was depleted as of December 31, 2008 as a result of the recording of the provision for credit loss, resulting in an accumulated deficit of $322,332 at December 31, 2008. Upon a Member’s complete withdrawal from the Fund, the net amount of the Loan Loss Reserve allocable to the withdrawing Member has historically been paid to the Member as a part of the redemption of the Member’s units. During 2008 and 2007, $43 and $132, respectively, in Retained Earnings was paid to these Members. However, no such amounts are available for distribution as of December 31, 2008.
Redemptions
          The Fund has historically provided Members a limited option to redeem their units. After meeting the minimum holding period of 60 days, a Member may request redemption by providing the Manager, in writing, with a “Redemption Notice.” Generally, redemptions were paid once a month, on the first business day of the month. The Manager may redeem a member’s units within 60 days subject to certain limitations. For example, the Fund is not required to liquidate any investments, including but not limited to, any mortgage investments to pay the redemption. Further, prior to redeeming any units, the Manager must first determine that the payment of the redemption will not impair the liquidity or operations of the Fund. To the extent the Manager determines there are funds to satisfy redemption requests, the units will be redeemed on a first-come, first-served basis. There is no guarantee that funds will be available for requested redemption payments. Effective October 1, 2008, the Manager elected to, among other actions, suspend the payment of all redemption requests and the acceptance of additional redemption requests. Full and partial redemptions totaled approximately $120,506, $57,790, and $26,785 for the years ended December 31, 2008, 2007 and 2006, respectively.
          As of December 31, 2007, redemption requests satisfying the 60 day notice period and immediately payable totaled approximately $6,114 and are reflected as liabilities in the financial statements.
Income Taxes (Unaudited)
          The Fund is a limited liability company and, for income tax purposes, has elected to be taxed as a partnership. Consequently, no federal or state income taxes are applicable or paid by the Fund. Each Member reports on its federal and state income tax return its distributive share of the Fund’s income, gains, losses, deductions and credits, whether or not any distributions are made during the year. The Fund has elected to report, for income tax purposes, as a “Large Partnership,” filing on Internal Revenue Code Form 1065-B.

IMH SECURED LOAN FUND, LLC
NOTES TO FINANCIAL STATEMENTS
(Dollar Amounts in Thousands)
NOTE 6 — MEMBER DISTRIBUTIONS, RETAINED EARNINGS, REDEMPTIONS AND INCOME TAXES (CONTINUED)
          For income tax purposes, certain interest income is not suspended for loans that are deemed non-accrual for financial statement reporting purposes. Additionally, certain expenses may be capitalized as part of the basis in real estate held for sale and/or as additional amounts due the Fund, for income tax purposes, which is different from the treatment of these items under GAAP. Since the fund is taxed as a partnership, there are no deferred tax assets or liabilities as a result of these differences.
          A reconciliation between the Fund’s earnings under GAAP and reported taxable earnings follows:

	(Unaudited)
	Amount	Per Unit
Net Loss for Financial Reporting	$(258,287)	$(3,126)

Includable as Taxable Income:
Interest due on loans in non-accrual status in excess of amount accrued for financial reporting purposes	11,012	151
Losses required for Financial Reporting but not allowable as a Tax Loss until actually realized	323,175	4,014

Portion of itemized expenses not deductable under specific tax regulations	1,719	24

Subtotal — Includable as Taxable Income	335,906	4,188

Excludable from Taxable Income:
Accretion on note purchased at a discount	(7,230)	(99)
Interest on loans transferred to Real Estate Owned status	(3,019)	(41)
Mark to Market Valuation charge for Loans transferred to Real Estate Owned	(21,200)	(290)

Subtotal — Excludable from Taxable Income	(31,449)	(431)

Net Earnings for Income Tax Reporting	$46,170	$632

NOTE 7 — UNEARNED INCOME AND OTHER FUNDS HELD
          The loans in which the Fund invests have various structures. Certain loans are structured such that the borrower executes a note for the full amount of the loan but certain amounts are held back from the initial funding and are disbursed upon satisfaction of pre-established benchmarks or events. Generally, these holdbacks are for future interest payments (interest reserves), construction draws and other loan related costs (loans-in-process).
          Certain loans are also structured such that the entire interest reserve, construction draws or other loan related costs are deemed contractually disbursed at the initial funding and are therefore included in the loan’s outstanding principal balance. With this structure, the borrower pays interest on disbursed and undisbursed portions of the loan amount for all or part of the loan’s life. The amount of interest reserve, which represents unearned income and other loan related costs not disbursed but included in loan

IMH SECURED LOAN FUND, LLC
NOTES TO FINANCIAL STATEMENTS
(Dollar Amounts in Thousands)
NOTE 7 — UNEARNED INCOME AND OTHER FUNDS HELD (CONTINUED)
principal balances, is carried as a liability of the Fund until earned, and are reported as Unearned Income and Other Funds Held. A summary of Unearned Income and Other Funds Held as of December 31, 2008 and 2007 follows:

	2008	2007

Interest Reserves	$—	$548
Construction and Other Costs	39	74

Total	$39	$622

NOTE 8 — NOTE PAYABLE TO BANK
          In February 2008, the Fund secured a $10,000 note payable to a bank, of which the Fund drew only $8,000 and which matured and was repaid in May 2008. There was no outstanding balance at December 31, 2008. The note had an annual interest at a rate of 4.25%. Interest incurred on the note payable was $78 for the year ended December 31, 2008. The note was collateralized by a $10,000 certificate of deposit bearing annual interest at a rate of 3.25%.
NOTE 9 — MANAGEMENT FEES AND RELATED PARTY ACTIVITY
Management Fees
          For managing the Fund, the Manager is entitled to a 25 basis point annualized fee, payable monthly, based on the Fund’s total mortgage loan principal balance at each month-end, excluding loans in non-accrual status and other non-performing assets. Management fees incurred for the years ended December 31, 2008, 2007 and 2006 totaled approximately $1,139, $968, $430, respectively. As of December 31, 2008 and 2007 the Manager was owed $106 and $90, respectively, for management fees. In addition, at December 31, 2007, the Manager was due $225 for amounts advanced to Fund. This amount was repaid to the Manager in January 2008.
          In addition, the Manager is entitled to 25% of any amounts recognized in excess of the Fund’s principal and note rate interest due in connection with loans held in whole or in part by the Fund. During the year ended December 31, 2008, 2007 and 2006, the Manager earned $401, $101 and $0, respectively, in connection with this provision, which is reported net of mortgage loan income in the accompanying consolidated statements of net earnings. As of December 31, 2008 no amounts were due to the Manager under this provision.
          In connection with the recording of a valuation allowance on a loan for which the Manager previously received certain amounts in accordance with this provision, the Fund recorded a receivable from the Manager totaling $2,410. The advance to the Manager bears interest at 10% per annum and all unpaid accrued interest and principal is due September 30, 2011. For the year ended December 31, 2008, the interest earned on this receivable totaled $61, which, along with outstanding principal, is included in advances to Fund Manager in the accompanying consolidated balance sheet as of December 31, 2008. The advance to the Manager and related accrued interest was partially repaid during the first quarter of 2009.

IMH SECURED LOAN FUND, LLC
NOTES TO FINANCIAL STATEMENTS
(Dollar Amounts in Thousands)
NOTE 9 — MANAGEMENT FEES AND RELATED PARTY ACTIVITY (CONTINUED)
          Under the terms of the Operating Agreement, the Fund is responsible for the payment of expenses or costs related to defaulted loans, foreclosure activities, or property acquired through foreclosure. In connection with the loan defaults and foreclosure activities of the Fund during 2008, the Manager incurred certain direct costs which are reimbursable by the Fund under this provision of the Operating Agreement. For the year ended December 31, 2008, the Manager incurred $527 in default and foreclosure related costs, which is included in Default Related Expenses on the accompanying consolidated statement of net earnings. The Manager is also entitled to a reimbursement for the payment of various professional fees incurred on behalf of the Fund in connection with such activities totaling $140. These amounts are also included in Payables to Fund Manager on the accompanying consolidated balance sheet as of December 31, 2008.
          In connection with the modification of certain loans, the borrowers and Manager agreed to defer the payment of related processing and administrative fees due to the Manager until the payoff of the respective loans. As such, the Fund has recorded these processing and administrative fees, which totaled $619, in Payables to Fund Manager on the accompanying consolidated balance sheet as of December 31, 2008. These deferred fees bear interest, payable to the Manager, at the same rate of the related mortgage notes. Additionally, the Manager is entitled to certain earned but unpaid administrative fees totaling $262, which are also included in Payables to Fund Manager.
          For loans originated on behalf of the Fund, the Manager receives all the revenue from loan origination and processing fees (points) and other related fees, which are paid by the borrower. For the years ended December 31, 2008, 2007 and 2006, the Manager earned origination, processing and other related fees of approximately $20,708, $28,595 and $18,565, respectively, substantially all of which were earned on loans funded by the Fund. Effective October 1, 2008, the Fund stopped acquiring new loans and, accordingly, this source of revenue for the Manager has been substantially eliminated. See Note 1 for further discussion.
Related Party Investments and Borrowings
          At December 31, 2008 and 2007, the total investment by the officers and directors of the Manager totaled $480 and $1,093, respectively. The Manager has no direct capital investment and owns no units in the Fund.
          Under the Operating Agreement, the Fund has the ability to borrow but, as of December 31, 2008, has no borrowings. However, from time to time the Fund requires additional liquidity to fund loans. Accordingly, when such a need arises, the Manager has participated in or purchased whole loans at par value from the Fund. The loans participated or purchased by the Manager are concurrently pledged by the Manager with a commercial bank as collateral on a line of credit which has an advance rate of approximately 75% of the Fund’s participated loan balance. The proceeds from these borrowings and the Manager’s working capital are then used to fund the participation or purchase. During the period in which the Manager retains any interest in a Fund loan, all related interest paid to the Fund is passed to the Manager, and the Fund records interest income and an equal amount of interest expense on borrowings from Fund Manager in the accompanying statements of earnings. In addition, the Manager pays all bank fees and other costs associated with the transaction, which has no impact on the Fund’s financial statements.

IMH SECURED LOAN FUND, LLC
NOTES TO FINANCIAL STATEMENTS
(Dollar Amounts in Thousands)
NOTE 9 — MANAGEMENT FEES AND RELATED PARTY ACTIVITY (CONTINUED)
          In cases of whole loan sales or participations issued to our Manager, the transactions have been completed at par value. We have historically repurchased loans from the Manager, although we are not obligated to do so. The sales of whole loans and participations issued to the Manager are accounted for as secured borrowings, and are separately identified in our consolidated financial statements. No loans were sold to or participated with the Manager during the year ended December 31, 2008. During the year ended December 31, 2007, we received $9,980 in proceeds from the Manager from the sale of whole loans and participations to the Manager and repurchased $14,429 in the same period. For the years ended December 31, 2008, 2007 and 2006, the interest incurred on these borrowings totaled approximately $0, $390 and $123, respectively, which have been recorded in the accompanying statements of net earnings as both interest income and interest expense.
          At December 31, 2008, IMH maintained a line of credit with a bank with a total borrowing capacity of $6,200, none of which has been utilized. This line expires in September 2009 and may be renewed. Accordingly, subject to the Manager’s working capital position and approval, the Fund has access to additional liquidity under this line of credit of $6,200. The line of credit bears interest rate at the Prime Rate plus 1.5% (4.75% at December 31, 2008). The line of credit, when utilized, is collateralized by specific loans and underlying deeds of trust and a personal guarantee of the Manager’s Chief Executive Officer.
NOTE 10 — COMMITMENTS AND CONTINGENCIES
          Undisbursed loans-in-process and interest reserves reflected on the accompanying consolidated balance sheets generally represent the unfunded portion of construction loans pending completion of additional construction, and interest reserves for all or part of the loans’ terms. As of December 31, 2008, undisbursed loans-in-process and interest reserves balances were as follows:

	Loans Held	Loans Held
	to Maturity	for Sale	Total

Undisbursed Loans-in-process per Note Agreement	$66,035	$32,633	$98,668
Less: amounts not to be funded	(39,461)	(13,767)	(53,228)

Undisbursed Loans-in-process to be funded	$26,574	$18,866	$45,440

          While the contractual amount of unfunded loans in process and interest reserves total $98,668 at December 31, 2008, IMH estimates that it will fund no more than $45,440. The difference of $53,228, which is not expected to be funded, relates to loans which are in default, loans which have been modified to lower the funding amount, and loans whose funding is contingent on various project milestones, many of which have not been met to date and are not expected to be met at all given current economic conditions. Accordingly, these amounts are not reflected as funding obligations in the accompanying consolidated balance sheet. With available cash and cash equivalents of $23,815 at December 31, 2008, scheduled loan payoffs, the suspension of Member redemptions, the suspension of new loan request fundings, and other available sources of liquidity, including potential loan participations or loan sales, the Fund expects to meet its obligation to fund these undisbursed amounts in the normal course of business. See note 1 for discussion of the Fund’s liquidity.

IMH SECURED LOAN FUND, LLC
NOTES TO FINANCIAL STATEMENTS
(Dollar Amounts in Thousands)
NOTE 10 — COMMITMENTS AND CONTINGENCIES (CONTINUED)
          For certain borrowers, the terms of the loan documents required funded interest reserve accounts, which were deposited into a controlled disbursement account in the name of the borrower for the benefit of the Fund upon initial funding of the loan. These funds, totaling approximately $8,109 and $2,546 million at December 31, 2008 and 2007, respectively, are not included in the accompanying balance sheets due to the fiduciary nature of such accounts.
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
          Following the suspension of certain Fund activities, including the suspension of Member redemptions, certain Members have requested that their redemption requests be honored due to financial hardships or other reasons. In each instance, the Fund has responded that it will not grant such requests and is treating all Members uniformally. While no specific litigation has been filed to date, resolution of these or other matters that may arise cannot be predicted with certainty.
          The income tax returns of the Fund have not been examined by taxing authorities and all statutorily open years remain subject to examination.
NOTE 11 — SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
          Selected quarterly results of operations and other financial information for the four quarters ended December 31, 2008 and 2007 follows:

IMH SECURED LOAN FUND, LLC
NOTES TO FINANCIAL STATEMENTS
(Dollar Amounts in Thousands, except Unit Data)
NOTE 11 — SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED) — CONTINUED

	2008
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
INTEREST AND FEE INCOME
Interest and Fee Income	$16,604	$17,067	$17,536	$16,213	$67,420
EXPENSES
Total Operating Expenses	370	379	855	928	2,532
Valuation Charge	—	—	42,430	280,745	323,175

Net Earnings (Loss)	$16,234	$16,688	$(25,749)	$(265,460)	$(258,287)

Earnings per Weighted Average Units Outstanding	$269.48	$255.02	$(368.96)	$(3,634.55)	$(3,835.96)

Distributions to Members per Weighted Average	$265.66	$252.62	$238.26	$203.84	$951.27

Weighted Average Units Outstanding for Period	60,242	65,442	69,788	73,038	67,333

Earnings Components:
Distributed	$7,583	$7,889	$10,500	$14,888	$40,860
Reinvested	8,421	8,643	6,128	—	23,191

Distributed or Reinvested	16,004	16,532	16,628	14,888	64,051
Retained	230	157	(42,377)	(280,348)	(322,338)

Net Earnings	$16,234	$16,689	$(25,749)	$(265,460)	$(258,287)

Earnings per Weighted Average Units Outstanding, by Component
Distributed or reinvested	$265.66	$252.62	$238.26	$203.84	$951.27
Retained Earnings	3.82	2.40	(607.22)	(3,838.39)	(4,787.23)

	$269.48	$255.02	$(368.96)	$(3,634.55)	$(3,835.96)

	2007
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
INTEREST AND FEE INCOME
Interest and Fee Income	$9,479	$11,708	$13,678	$14,898	$49,763
EXPENSES
Total Operating Expenses	931	539	428	290	2,188
Provision for Credit Loss	—	—	—	1,900	1,900

Net Earnings	$8,548	$11,169	$13,250	$12,708	$45,675

Earnings per Weighted Average Units Outstanding	$291.66	$295.18	$275.88	$229.67	$1,073.47

Distributions to Members per Weighted Average	$280.73	$286.33	$275.88	$264.00	$1,102.72

Weighted Average Units Outstanding for Period	29,307	37,837	48,028	55,335	42,549

Earnings Components:
Distributed	$3,295	$4,660	$6,111	$6,689	$20,755
Reinvested	4,933	6,174	7,139	7,919	26,165

Distributed or Reinvested	8,228	10,834	13,250	14,608	46,920
Retained	320	335	—	(1,900)	(1,245)

Net Earnings	$8,548	$11,169	$13,250	$12,708	$45,675

Earnings per Weighted Average Units Outstanding, by Component
Distributed or reinvested	$280.73	$286.33	$275.88	$264.01	$1,102.72
Retained Earnings	10.93	8.85	—	(34.34)	(29.25)

	$291.66	$295.18	$275.88	$229.67	$1,073.47

IMH SECURED LOAN FUND, LLC
NOTES TO FINANCIAL STATEMENTS
(Dollar Amounts in Thousands)
NOTE 11 — SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED) — CONTINUED
          The average of each quarter’s weighted average units does not necessarily equal the weighted average units outstanding for the year and, therefore, individual weighted earnings per quarterly earnings per weighted unit do not equal the annual amount.
          During the quarter ended December 31, 2008, the Fund recorded a valuation provision charge of $280,745 resulting from its year-end valuation procedures as described in Note 4. The recording of this amount resulted in a net loss for the year of $258,287.
* * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * *

IMH SECURED LOAN FUND, LLC
SCHEDULE II — Valuation and Qualifying Accounts
As of December 31, 2008 (in thousands)

	Balance at	Charged to		Transferred		Balance at
	Beginning	Costs and		From Other	Collected/	End
Description	of Year	Expenses		Accounts	Recovered	of Year
Allowance for Credit Loss	$1,900	$296,000	(1)	$2,410	$—	$300,310

(1)	We established an allowance for credit loss based on our evalution of our mortgage loan portfolio as of December 31, 2008.

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
          Based on this evaluation, the Chief Executive Officer and Chief Financial Officer of IMH have concluded that our disclosure controls and procedures were effective as of its year ended December 31, 2008 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to management of IMH, including the principal executive officer and principal financial officer of IMH, as appropriate to allow timely decisions regarding required disclosure.
Management’s Annual Report on Internal Control Over Financial Reporting
          Management of IMH, on our behalf, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management of IMH, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer) of IMH, IMH, on our behalf, conducted an evaluation of the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2008, as required by Exchange Act Rule 13a-15(c). In making this assessment, IMH used the criteria set forth in the framework in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, IMH concluded that the Fund’s internal control over financial reporting was effective as of December 31, 2008.
          This report does not include an attestation report of the Fund’s registered public accounting firm regarding internal control over financial reporting, as permitted by the transition rules of the SEC.
Changes in Internal Control Over Financial Reporting
          There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our fiscal quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
          In designing and evaluating our disclosure controls and procedures and internal control over financial reporting, management of IMH recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management of IMH necessarily is required to apply its judgment in designing and evaluating the controls and procedures. IMH, on our behalf, regularly reviews and documents our disclosure controls and procedures, and is in the process of refining our internal control over financial reporting, and may from time to time make appropriate changes aimed at enhancing their effectiveness and ensure that our systems evolve with our business.
Item 9B. Other Information.
          Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
IMH
          Our business is managed by IMH, which has responsibility and final authority in almost all matters affecting our business. These duties include dealings with Members, accounting, tax and legal matters, communications and filings with regulatory agencies and all other needed management and operational duties. Additionally, because Shane Albers and William Meris own a controlling interest in IMH, they may be deemed to control our activities through IMH. Members have no right to participate in the management or control of our business or affairs other than to exercise the limited voting rights provided for Members in the Operating Agreement. As our only Manager, IMH has complete authority and responsibility for, among other things:
•	underwriting and originating the mortgage investments in which we invest;

•	deciding what agreements we enter into and whether we enter into participations with other lenders;

•	managing our mortgage loan investments; and

•	managing all our other operations.
          Notwithstanding that IMH has the broad authority described above, IMH may not do any of the following:
•	impair our ability to carry on or change the nature of our business;

•	admit a Manager without prior approval of a majority of the Members; or

•	sell all or substantially all of our assets or dissolve the Fund without prior majority approval.
Removal of IMH as Manager
          IMH will cease to be our Manager upon its removal, withdrawal or dissolution, or if it is found to be bankrupt. A majority-in-interest of our Members, excluding any interest in the Fund owned by IMH, can remove IMH as our Manager subject to the following conditions:
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
          If our business continues after IMH is no longer our Manager, then we will pay IMH a sum equal to all amounts then owed to it. By majority vote, we may terminate IMH’s interest in the Fund, if any, by paying an amount equal to the then-present fair market value of IMH’s interest in the Fund, which, pursuant to the Operating Agreement, is agreed to be IMH’s outstanding capital account at such time. In the event IMH and the Fund cannot agree as to the then-present fair market value, then the dispute shall be settled by arbitration in accordance with the then current rules of the American Arbitration Association. All payments to a terminated Manager must be fair and must protect our solvency and liquidity.
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
Key Officers of IMH
          The following paragraphs set forth the name and position of selected key officers of IMH as of December 31, 2008.
Shane Albers: Chief Executive Officer
          Mr. Albers, 40, is the founder of the IMH Group, as well as Chairman and Chief Executive Officer of our Manager, where he has been employed since 1997. Mr. Albers is responsible for the strategic positioning and the execution of the company’s vision. Under Mr. Albers’ direction, the IMH Group currently manages over $700 million in Member capital. He chairs the Investment Committees for the IMH Group, and is the primary author of the corporate investment standards and loan administrative policy. Mr. Albers also oversees and is actively involved in all Fund transactions. Mr. Albers has nearly 20 years of experience in banking, title and private lending. Mr. Albers was a founding member of a Phoenix-based commercial bank and served as a director on its board. Mr. Albers is also a member of the Arizona Association of Mortgage Brokers and the National Association of Mortgage Brokers; Arizona Private Lenders Association; Social Venture Partners; Vistage International; Urban Land Institute and the United Way De Tocqueville Society. He also is an advisory board member for the Fisher Center of Real Estate and Urban Economics at the Haas School of Business at University of California, Berkeley. Mr. Albers is a graduate of the University of Arizona with a Bachelor of Arts degree in political science and communications.

William Meris: President
          Mr. Meris, 42, has been the President of our Manager since 2003. Mr. Meris is one of the original architects of our structure and oversees the relationships with broker-dealers and major investors. Prior to partnering with Mr. Albers in 2003, Mr. Meris opened and operated three branches of Pacific Coast Mortgage, a residential mortgage company, and had for many years managed private equity funds. Mr. Meris has served as chairman of the board and president of several small growth companies, both privately held and publicly-traded on NASDAQ. Mr. Meris is a member of Leadership 100 and the Urban Land Institute and works with other civic and charitable organizations. He received his Bachelor of Science degree in Business Administration from Arizona State University.
Steven Darak: Chief Financial Officer
          Mr. Darak, 61, has been the Chief Financial Officer of our Manager since 2005. Mr. Darak is responsible for all financial reporting and securities law compliance for us. Mr. Darak is a seasoned senior finance and information technology executive with diverse public company and private company experience. From 2003 to 2005, Mr. Darak was Chief Financial Officer and Chief Information Officer for Childhelp USA, a non-profit organization. From 2002 to 2003, Mr. Darak was Chief Executive Officer and co-owner of RFSC, Inc., a manufacturer of custom wood products. Prior to that, from 1994 to 2002, he was Senior Vice President and Chief Financial Officer of DriveTime Corporation (formerly Ugly Duckling Corporation), at the time a publicly-held automobile finance and sales company with annual revenue in excess of $500 million. Mr. Darak’s experience includes three public stock offerings, nearly thirty securitization transactions, and development and deployment of executive reporting, data warehouse, consumer loan servicing and accounting systems. Mr. Darak’s career also includes ten years practicing as a CPA with a national accounting firm, and CEO of a community bank and a consumer finance company. Mr. Darak received a Bachelor of Science degree in Business Administration from the University of Arizona and served in the United States Air Force.
Jerome Joseph: Chief Administrative Officer
          Mr. Joseph, 51, has been the Chief Administrative Officer of our Manager since 2006. Mr. Joseph is responsible for various regulatory compliance, risk management, and corporate governance matters, as well as various matters pertaining to loan enforcement and asset management for our Manager and the IMH group. Mr. Joseph is also a member of the Investment Committee. Mr. Joseph began working for IMH as a consultant in August 2005 and, from 2004 to 2006, Mr. Joseph was an independent consultant, principally to commercial real estate lenders. During 2004, Mr. Joseph served briefly as Chief Financial Officer of Great Western Land and Recreation, Inc., a publicly-traded real estate development company. From 1998 to 2004, Mr. Joseph was Chief Financial Officer of NZ Corporation and its subsidiaries, a publicly-traded real estate and commercial real estate lending company. Mr. Joseph has earlier experience as a senior financial officer with privately-held and publicly-held homebuilders. Mr. Joseph is a member of the Association for Financial Professionals, the Urban Land Institute, and the Risk and Insurance Management Society. Mr. Joseph earned a Bachelor of Arts degree, magna cum laude, in Economics and Business from Macalester College.
Fawn Medesha: Chief Information Officer
          Ms. Medesha, 48, is the Chief Information Officer of our Manager since 2008. Ms. Medesha is responsible for managing information technology strategy, investments and operations and she is also a member of the executive management team in charge of operations. During 1988 to 2008 Ms. Medesha worked for DMB Associates, Inc. a private real estate development company where she established both the accounting and technology departments, holding the positions of Vice President of Information

Services and Controller. Prior to that, Ms. Medesha was Assistant Controller and Operational Project Manager for another real estate developer where she managed residential office and industrial projects and developed a real estate financial modeling application. Ms. Medesha holds a Bachelor of Science degree in Business Administration and Accounting from Arizona State University. She holds a PMP certification and is a member of the Women in Technology International Global Executive Network, the Project Management Institute, and the Phoenix CIO Council. She is also a Guardian Member of the Phoenix Zoo.
Theresa Guske: Senior Vice President — Loan Management
          Ms. Guske, 44, has been Senior Vice President — Loan Management for our Manager since 1999. Ms Guske is responsible for the management of all loan and construction related activities, including closing, post-closing, construction servicing, and loan administration matters. This includes title review, preparation of loan documents, escrow instructions, coordination with all legal counsel and title companies, the initiation of loan fundings, and coordination with third party construction servicing companies. Ms. Guske is also responsible for loan compliance by both borrower and title companies, including loan documentation, payoffs, and release of collateral after payoff. Additionally Ms. Guske is responsible for compliance with Arizona Department of Financial Institution’s requirements, including license renewal, loan documentation compliance, and auditing. Ms. Guske’s experience includes over 10 years in commercial real estate finance and over 20 years of construction administration. In addition, Ms. Guske has previous experience in human resources, accounting, portfolio management, and construction management. Ms. Guske has been an integral member of the IMH group since 1999 and is a member of the Investment Committee.
Brian Peterson: Senior Vice President — Investments
          Mr. Peterson, 30, has been Senior Vice President-Investments of our Manager since 2006. Mr. Peterson is responsible for managing all broker-dealer relationships, and facilitating or overseeing all our investor-related financial matters. Mr. Peterson joined Investors Mortgage Holdings, Inc. in 2003 as a finance associate, was named Vice President of Finance in 2005 and Senior Vice President of Investments in 2006. From 2002 to 2003, Mr. Peterson was branch manager for the Scottsdale, Arizona branch of Pacific Coast Mortgage, a residential mortgage brokerage company. Prior to that, from 2001 to 2002, Mr. Peterson was an investment banking associate for Brockson Capital. From 2000 to 2001, he was a registered representative with Morgan Stanley, where he held Series 7, Series 31, and Series 66 NASD licenses. Mr. Peterson has provided research and financial analysis for several investment banking transactions involving mergers and acquisitions, and he has been responsible for structuring and managing client investment portfolios. He graduated summa cum laude, receiving his Bachelor of Science degree in Finance from Arizona State University.

Item 11. Executive Compensation.
Compensation of IMH
          IMH receives as its compensation for managing the Fund, an annual fee equal to 0.25% of the Earning Asset Base of the Fund. In addition, IMH is entitled to 25% of any amounts recognized in excess the Fund’s principal and contractual note rate interest due in connection with such loans or assets. All of those fees are described more fully in the table below.
          Where the fees below are described as competitive fees or based on local market conditions, this means the fees are determined by price competition within a given market. Additionally, the amount of the fees is dependent upon the size of a particular loan.
Paid by borrowers to IMH

Loan Placement Fees for Loan Selection and Brokerage (Origination Fees)	2%-6% of each loan, with the percentage to be a competitive fee based on local market conditions. These fees are paid by the borrower no later than when the loan proceeds are disbursed.

Loan Documentation, Processing and Administrative Fees	1%-3% of each loan, with the percentage to be a competitive fee based on local market conditions. These fees are paid by the borrower no later than when the loan proceeds are disbursed.

Service Fee for Administering Loans	The Fund acts as the Fund’s loan servicing agent and does not presently collect any fee for doing so, however IMH may arrange for another party to do the loan servicing. The servicing fee earned by any third-party servicer for each loan is not expected to exceed one quarter of one percent (0.25%) of the principal outstanding on such loan. These fees will be paid by the borrower in advance together the regular monthly loan payments.

Loan Extension or Modification Fee	2%-4% of outstanding principal, as permitted by local law and local market conditions. These fees will be paid when the loan is extended or modified.

Paid by us to IMH

Management Fee	An annualized fee of 0.25% of our Earning Asset Base, paid monthly in arrears.

Administrative Fees to IMH for Late fees, Penalties, or Resales of Foreclosed or Other Property	25% of any amounts recognized in excess the Fund’s principal and contractual note rate interest due in connection with such loans, including but not limited to any foreclosure sale proceeds, sales of real estate acquired through foreclosure or other means, late fees or additional penalties after payment to the Fund of its principal, contractual note rate interest and costs associated with the loan.
          IMH makes arrangements with the borrowers for payment of IMH’s fees owed by the borrowers. Borrowers pay IMH’s fees at close of escrow out of the proceeds of loans, or upon closing of the relevant transaction. For loan servicing fees, the Fund or any third-party servicer which may be entitled to such fees, receives these fees monthly in advance along with the regular monthly payments of interest.
Compensation Discussion and Analysis
Overview
          As discussed elsewhere in this Form 10-K, the Fund does not have any directors, officers or employees and IMH sponsors and manages the Fund’s operations and activities. As discussed above, for these services, IMH receives an annual fee equal to 0.25% of the “Earning Asset Base” of the Fund. Importantly, the Fund is neither required to pay, nor voluntarily pays, to officers or employees of IMH any compensation or any items of value, except for items of value paid to such persons in their capacity as Members, in which case they are treated equally to all Members. Accordingly, the Fund’s returns are not impacted by the amount of compensation IMH pays to its officers or employees, or the form in which any such compensation is structured. Moreover, IMH is a privately-held corporation that is wholly-owned by Shane Albers and William Meris, and Members of the Fund do not have a financial or ownership interest in IMH by way of their ownership of Fund units.
Named Executive Officers
          The purpose of this compensation discussion and analysis is to provide information about each material element of compensation that IMH pays or awards to, or that is earned by, our named executive officers. The SEC defines named executive officers to include all individuals serving as a registrant’s principal executive or financial officer, or those persons acting in similar capacities, regardless of compensation level, and a registrant’s three most highly compensated executive officers, other than the principal executive and financial officers who receive annual compensation in excess of $100,000. The Fund has no employees and therefore, for federal securities law purposes only, certain executive officers of IMH are deemed to be the Fund’s named executive officers. It is important to note that the disclosures contained in this Compensation Discussion and Analysis, and related tables, include all compensation paid or awarded by IMH to its executive officers, or earned by such executive officers, even though the executive officers devote time to activities that IMH deems to be activities exclusively for the benefit of IMH or affiliates. For the 2008 fiscal year, our named executive officers were:

•	Shane Albers, Chairman and Chief Executive Officer of IMH;

•	William Meris, President of IMH; and

•	Steven Darak, Chief Financial Officer of IMH.
The Role of the Board of Directors of IMH and IMH Executive Officers in Setting Compensation
          IMH’s Board of Directors, which does not have compensation, audit or other committees, consists of Shane Albers and William Meris, neither of whom would be deemed “independent” under the criteria of any national securities exchange or inter-dealer quotation system because both are officers of IMH. Importantly, however, because IMH is privately-held and its stock is not listed or traded on any national securities exchange or inter-dealer quotation system, IMH is not subject to director independence or board committee requirements, except if and to the extent state law imposes any such requirements. IMH is organized under the laws of Arizona, which imposes no such requirements. In addition, Mr. Albers and Mr. Meris are the sole shareholders of IMH. Therefore, all actions taken by IMH’s Board of Directors, including compensation actions, are also implicitly or explicitly approved by all of IMH’s shareholders.
IMH Executive Compensation Philosophy and Objectives
          IMH seeks to encourage highly qualified and talented employees to maintain their employment with IMH for an extended period of time and, as such, IMH endeavors to compensate its employees, including our named executive officers, at rates that Mr. Albers and Mr. Meris believe to be at or above-market. IMH’s executive compensation program is guided by the following key principles:
•	Compensation should be fair to both the executive and IMH;

•	Total compensation opportunities should be at levels that are highly competitive for comparable positions at companies with whom IMH competes for talent;

•	Financial incentives should be available to IMH’s executives to achieve key financial and operational objectives set by IMH’s Board of Directors; and

•	An appropriate mix of fixed and variable pay components should be utilized to establish a “pay-for-performance” oriented compensation program.
          IMH’s executive compensation program takes into consideration (i) the marketplace for the individuals that IMH wishes to attract, retain and motivate; (ii) IMH’s past practices; and (iii) the talents that each individual executive brings to IMH. IMH does not utilize the services of a compensation consultant and does not engage in any benchmarking. Rather, compensation decisions are based exclusively on the market knowledge of Mr. Albers and Mr. Meris, as supplemented by IMH’s human resources director and other personnel of IMH.
Elements of IMH Compensation Program
          The principal components of compensation for the named executive officers are base salary and incentive compensation comprised of short-term cash incentives. In addition, and in 2007, IMH’s Board of Directors implemented two incentive plans for certain key officers and employees of IMH pursuant to which participants may receive stock appreciation rights that are linked the value of IMH. The named executive officers are also eligible to participate in broad-based benefit plans that are generally available to all employees of IMH, including IMH’s 401(k) plan. IMH does not provide any material perquisites to its named executive officers.
          IMH does not have any pre-established policy or target for the allocation between base and incentive compensation, cash or equity compensation, or short-term or long-term compensation. Rather, compensation decisions are made on a case-by-case and issue-by-issue basis.
          Base Salary
          Base salary, which is not at risk, is designed to compensate the named executive officers for their roles and responsibilities and to provide a stable and fixed level of compensation that serves as a retention tool.
          In determining base salaries, IMH considers each executive’s role and responsibility, unique skills and future potential with IMH. The base salaries were determined by the IMH Board of Directors based on its market knowledge of comparable salaries for each of the positions listed for companies of similar type and size.
          Base salaries for each of the named executive officers for the fiscal years ending December 31, 2008 and 2007 are as follows:

	2008	2007
Shane Albers — Chief Executive Officer of IMH	$550,000	$550,000
William Meris — President of IMH	420,000	420,000
Steven Darak — Chief Financial Officer of IMH	240,000	200,000
          Messrs. Albers and Meris did not receive an increase in base salary from 2007 to 2008 because they felt they were adequately compensated in light of market conditions. However, Mr. Darak received a $40,000 increase in base salary from 2007 to 2008 to reflect the increased complexity and financial reporting responsibilities assumed by Mr. Darak.
          Salaries for the 2009 fiscal year have been set at $550,000 $420,000 and $216,000 for Mr. Albers, Mr. Meris and Mr. Darak, respectively. The reduction in Mr. Darak’s salary was made because the Fund is not funding new loans or accepting additional capital contributions.
          Cash Incentives
          Cash incentive payments, which are at risk, are designed to recognize and reward the named executive officers with cash payments based on IMH’s success in a given year. With respect to Messrs. Albers and Meris, cash incentive payments are not made pursuant to or evaluated against any plan or criteria, although the IMH Board of Directors has discretion to award bonuses to such persons as it determines to be appropriate. Neither Mr. Albers nor Mr. Meris received a cash bonus in 2007 or 2008 because the IMH Board of Directors determined that Messrs. Albers and Meris were adequately compensated in light of market conditions.
          Pursuant to an understanding between Mr. Darak and IMH, Mr. Darak is entitled to a cash bonus of not less than 1.00% of pre-tax, pre-bonus earnings of IMH. The bonus level was negotiated prior to Mr. Darak joining IMH. In fiscal 2008 and 2007, Mr. Darak received bonuses totaling $50,000 and $103,085, respectively, pursuant to this understanding.

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
          Steven Darak, Chief Financial Officer of IMH, is the only named executive officer that is eligible to participate in one or more of the plans. On June 29, 2007, in recognition of Mr. Darak’s efforts in helping grow IMH and the Fund and as a result of the increasingly complex duties Mr. Darak was required to perform in connection with the Fund’s requirement to file reports with the SEC, Mr. Darak was awarded 20,000 stock appreciation rights under the Executive Management Plan.
          Based on the current state of affairs, and the risk that our Manager may not be able to continue as a going concern, awards made pursuant to these plans do not currently have any value.
          Other Compensation
          Our named executive officers are eligible to, and do participate in, other benefit plans and programs that are generally available to all employees of the IMH group, including a 401(k) plan, medical and dental insurance, term life insurance, and a paid time-off plan.

Summary Compensation Table

					Non-Equity Incentive		All Other
		Salary	Option Awards		Plan Compensation		Compensation		Total
Name and Principal Position	Year	($)	($)		($)		($)		($)

Shane Albers, Chairman and Chief	2008	550,000	—		—		15,500	(1)	565,500
Executive Officer of IMH	2007	550,000	—		—		5,500	(1)	555,500
	2006	480,000	—		18,302	(2)	—		498,302

William Meris, President of IMH	2008	420,000	—		—		12,925	(3)	432,925
	2007	420,000	—		—		6,650	(3)	426,650
	2006	360,000	—		18,302	(2)	—		378,302

Steven Darak, Chief Financial Officer	2008	240,000	—	(4)	50,000	(5)	9,400	(6)	299,400
of IMH	2007	200,000	4,813	(4)	103,085	(5)	2,917	(6)	310,815
	2006	166,600 (7)	—		79,115	(8)	—		245,715

(1)	Reflects a discretionary contribution by IMH to the IMH 401(k) plan for the benefit of Mr. Albers.

(2)	Reflects a contribution to an IMH profit sharing plan that was converted into the IMH 401(k) plan.

(3)	Reflects a discretionary contribution by IMH to the IMH 401(k) plan for the benefit of Mr. Meris.

(4)	As discussed above, on June 29, 2007 Mr. Darak received a grant of 20,000 stock appreciation right units under the IMH Executive Management Plan, which vest in equal increments over five years starting on the fifth anniversary of the date of grant. The number included above reflects the valuation of the stock appreciation rights based on the compensation cost recognized by IMH during the applicable period for financial statement purposes under FAS 123(R). As discussed above, the Fund does not incur any expenses in connection with the Executive Management Plan as it is linked to the performance of IMH, not the Fund, and all expenses are borne soley by IMH. The valuation is based on a multiple equal to 4 times the actual IMH 2007 earnings before interest, taxes, depreciation and amortization, the product of which is discounted by a 25% for the lack of marketability of IMH shares and an additional 25% for minority interest. The net value is then compared to the base year valuation of IMH (2005) using similar discounting factors and the increase in value is used to derive the increase in the computed price per share. The incremental price per share is used to value the total granted stock appreciation rights, which is then reduced by the non-vested portion of such shares, to arrive at the recognized compensation. IMH’s ability to continue as a going concern was in doubt during 2008 and, accordingly, the shares under the stock appreciation rights plan have been valued at $0 at 12/31/08.

(5)	Reflects a cash bonus paid to Mr. Darak equal to 1.00% of pre-tax, pre-bonus earnings for IMH.

(6)	Reflects a discretionary contribution by IMH to the IMH 401(k) plan for the benefit of Mr. Darak.

(7)	Prior to 2007, Mr. Darak’s services were rendered through a consulting firm that was entitled to part of any base salary and bonus received by Mr. Darak. Under this arrangement, Mr. Darak was entitled to approximately 83.3% of his $200,000 base salary, or $166,600, which amount is reflected in the table above.

(8)	Under the consulting relationship described above, Mr. Darak was entitled to 85% of 1.00% of pre-tax, pre-bonus earnings of IMH, which amount is reflected in the table above.

2008 Grants of Plan-Based Awards
          The following table sets forth certain information with respect to grants of plan-based awards made during the year ended December 31, 2008:

	Estimated Future Payouts Under Non-Equity
	Incentive Plan Awards
		Threshold	Target	Maximum
Name	Grant Date	($)	($)	($)

Steven Darak, Chief Financial Officer of IMH	3/25/2008	— (1)	— (1)	480,000 (1)

(1)	As described above in “Elements of IMH Compensation Programs — Cash Incentives,” Mr. Darak is entitled to a cash bonus of not less than 1.00% of pre-tax, pre-bonus earnings of IMH. There is no threshold or target bonus. However, the maximum bonus was set at two times the stated base salary amount or $480,000. The actual cash bonus paid to Mr. Darak ($50,000 and $103,085 for 2008 and 2007, respectively) is reflected in the Summary Compensation Table under the column titled “Non-Equity Incentive Plan Compensation.”

Outstanding Equity Awards at Fiscal Year-End for 2008

Option Awards
Equity
Incentive Plan
	Number of	Number of	Awards:
	Securities	Securities	Number of
	Underlying	Underlying	Securities
	Unexercised	Unexercised	Underlying
	Options	Options	Unexercised		Option
	(#)	(#)	Unearned	Option Exercise	Expiration
Name	Exercisable	Unexercisable	Options (#)	Price	Date

Steven Darak, Chief Financial Officer of IMH	8,000	12,000 (1)	—	—	—

(1)	Reflects stock appreciation rights granted under the IMH Management Incentive Plan. All stock appreciation rights listed above vest at a rate of 20% per year starting December 31, 2007.
IMH Employment, Change in Control and Severance Agreements
          IMH has not entered into employment, change of control or severance agreements with any of its named executive officers.
IMH Director Compensation
          IMH’s Board of Directors consists of Shane Albers and William Meris, neither of whom received retainer or meeting fees in fiscal 2008 in connection with their service on IMH’s Board of Directors.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
          No person or entity owns beneficially more than 5% of our units and our Manager does not own any units. The following table summarizes, as of March 30, 2009, the dollar amount and percentage of outstanding investments in the Fund beneficially owned by directors and executive officers of IMH, and all such persons as a group. The address for each such person is 4900 N. Scottsdale Rd., Suite 5000, Scottsdale, Arizona 85251.

	Amount and
	Nature of
	Beneficial	Percent
Name	Ownership	of Class
Shane Albers	$258,453	*
William Meris	221,983	*
Steven Darak	—	*
Other executive officers of IMH	547,395	*

All directors and executive officers of IMH as a group (7 persons)	$1,027,831	*

*	Less than 1% of Member equity

Item 13. Certain Relationships and Related Transactions, and Director Independence.
          Reference is made to Item 10 and Item 11 of this Form 10-K for information regarding our relationship with IMH. For information regarding conflicts of interest created as a result of this relationship, see “Item 1A. — Risk Factors — Conflicts of Interest Risks.”
Item 14. Principal Accounting Fees and Services.
          IMH, on our behalf, has appointed BDO Seidman, LLP as the independent registered public accountants to audit our consolidated financial statements for the fiscal year ended December 31, 2008. BDO Seidman, LLP has served as our independent registered public accounting firm since 2006.
          Audit Fees. Fees for audit services paid to BDO Seidman, LLP totaled $462,000 in 2008 and $202,000 in 2007. Fees include those associated with annual audit services, the review of our quarterly reports on Form 10-Q, and assistance with and review of documents to be filed with the SEC.
          Audit-Related Fees. The Fund neither incurred nor paid any fees for audit-related services to BDO Seidman LLP in 2008 or 2007. Audit-related services principally include due diligence, consents and assistance with review of documents pertaining to acquisitions.
          Tax Fees. The Fund neither incurred nor paid any fees for tax-related services to BDO Seidman LLP in 2008 or 2007.
          All Other Fees. No other fees for any other services not included above were incurred in 2007 or 2006.
          The Board of Directors of IMH, on our behalf, must pre-approve all audit and permitted non-audit services to be provided by our principal independent registered public accounting firm. Each year, the Board of Directors of IMH, on our behalf, approves the retention of the independent registered public accounting firm to audit our financial statements, including the associated fees. All of the services described above were approved by the Board of Directors of IMH on our behalf. The Board of Directors of IMH, on our behalf, has considered whether the provisions of such services, including non-audit services, by BDO Seidman, LLP is compatible with maintaining BDO Seidman, LLP’s independence and has concluded that it is.
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
(b)	Exhibits

Exhibit
No.	Description of Document

3.1	IMH Secured Loan Fund, LLC Certificate of Formation (incorporated by reference to Exhibit 3.1 of the Annual Report on Form 10-K, File No. 000-52611, filed on March 31, 2008).

4.1	IMH Secured Loan Fund, LLC Restated Limited Liability Company Operating Agreement (incorporated by reference to Exhibit 4.1 of the Registration Statement on Form 10, File No. 000-52611, filed on April 30, 2007).

4.2	Form Subscription Agreement (incorporated by reference to Exhibit 4.2 of the Registration Statement on Form 10, File No. 000-52611, filed on April 30, 2007).

24.1	Powers of Attorney (see signature page).

31.1*	Certification of Chief Executive Officer of Investors Mortgage Holdings, Inc., manager of IMH Secured Loan Fund, LLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Executive Officer of Investors Mortgage Holdings, Inc., manager of IMH Secured Loan Fund, LLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.2*†	Certification of Chief Executive Officer and the Chief Financial Officer of Investors Mortgage Holdings, Inc., manager of IMH Secured Loan Fund, LLC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

†	This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Exchange Act, and is not to be incorporated by reference into any filings of the Fund, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES
          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 2, 2009	IMH SECURED LOAN FUND, LLC

	By:	Investors Mortgage Holdings, Inc.
	Its:	Manager

	By:	/s/ Steven Darak Steven Darak
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

Signature	Title	Date

/s/ Shane Albers Shane Albers	Chief Executive Officer and Director of Investors Mortgage Holdings, Inc., Manager of IMH Secured Loan Fund, LLC	April 2, 2009

/s/ William Meris William Meris	President and Director of Investors Mortgage Holdings, Inc., Manager of IMH Secured Loan Fund, LLC	April 2, 2009

/s/ Steven Darak Steven Darak	Chief Financial Officer of Investors Mortgage Holdings, Inc., Manager of IMH Secured Loan Fund, LLC (Principal Financial Officer and Principal Accounting Officer)	April 2, 2009

Exhibit Index

Exhibit
No.	Description of Document

3.1	IMH Secured Loan Fund, LLC Certificate of Formation (incorporated by reference to Exhibit 3.1 of the Annual Report on Form 10-K, File No. 000-52611, filed on March 31, 2008).

4.1	IMH Secured Loan Fund, LLC Restated Limited Liability Company Operating Agreement (incorporated by reference to Exhibit 4.1 of the Registration Statement on Form 10, File No. 000-52611, filed on April 30, 2007).

4.2	Form Subscription Agreement (incorporated by reference to Exhibit 4.2 of the Registration Statement on Form 10, File No. 000-52611, filed on April 30, 2007).

24.1	Powers of Attorney (see signature page).

31.1*	Certification of Chief Executive Officer of Investors Mortgage Holdings, Inc., manager of IMH Secured Loan Fund, LLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer of Investors Mortgage Holdings, Inc., manager of IMH Secured Loan Fund, LLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.2*†	Certification of Chief Executive Officer and the Chief Financial Officer of Investors Mortgage Holdings, Inc., manager of IMH Secured Loan Fund, LLC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

†	This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Exchange Act, and is not to be incorporated by reference into any filings of the Fund, whether made before or after the date hereof, regardless of any general incorporation language in such filing.