Form 10-Q
period 2009-03-31
IMH Secured Loan Fund, LLC
filed 2009-05-15
CIK 1397403

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarter ended March 31, 2009
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
(480) 840-8400
(Issuer’s telephone number)
Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑
The registrant had 73,038 limited liability company units outstanding as of May 15, 2009.

IMH SECURED LOAN FUND, LLC
QUARTERLY REPORT ON FORM 10-Q
INDEX

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements.
IMH SECURED LOAN FUND, LLC
Consolidated Balance Sheets
(In thousands, except unit data)

	March 31,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Cash and Cash Equivalents	$7,873	$23,815
Mortgage Loans:
Mortgage Loan Note Obligations	517,828	549,686
Less Undisbursed Portion of Loans-in-process and Interest Reserves	(10,505)	(26,574)

Principal Outstanding Held for Investment	507,323	523,112
Mortgage Loans Held for Sale, Net	96,305	90,742

Mortgage Loan Principal Outstanding	603,628	613,854
Less Allowance for Credit Loss	(282,910)	(300,310)

Mortgage Loans, Net	320,718	313,544
Accrued Interest and Other Receivables	13,161	12,014
Real Estate Held for Development, net:
Acquired through Foreclosure	61,952	55,318
Purchased for Investment	7,515	7,463

Real Estate Held for Development, net	69,467	62,781
Deposits and Other Assets	345	179
Advances to Fund Manager	1,280	2,471

Total Assets	$412,844	$414,804

LIABILITIES
Payables to Fund Manager and Other Liabilities	$1,183	$1,751
Distributions Payable to Members	2,016	4,963
Unearned Income and Other Funds Held	208	39

Total Liabilities	3,407	6,753

MEMBERS’ EQUITY
Accumulated Deficit	(320,946)	(322,332)
Members’ Equity — $10,000 per unit stated value, authorized units set at discretion of the Manager — 73,038 units issued and outstanding at March 31, 2009 and December 31, 2008, respectively	730,383	730,383

Total Members’ Equity	409,437	408,051

Commitments and Contingent Liabilities
Total Liabilities and Members’ Equity	$412,844	$414,804

The accompanying notes are an integral part of these statements

IMH SECURED LOAN FUND, LLC
Consolidated Statements of Net Earnings
(Unaudited)
(In thousands, except unit and per unit data)

	Three Months Ended March 31,
	2009	2008
INTEREST AND FEE INCOME
Mortgage Loans	$11,938	$15,825
Investments and Money Market Accounts	36	779

Total Interest and Fee Income	11,974	16,604
EXPENSES
Management Fees	249	247
Default Related and Other Expenses	649	94
Interest Expense:
Borrowings on Note Payable	—	29

Total Expenses	898	370

Net Earnings	$11,076	$16,234

Net Earnings Allocated to Members per Weighted Average Membership Units Outstanding	$151.64	$269.59

Distribututions to Members per Weighted Average Membership Units Outstanding	$132.67	$265.77

Weighted Average Membership Units Outstanding	73,038	60,217

The accompanying notes are an integral part of these statements

IMH SECURED LOAN FUND, LLC
Consolidated Statement of Members’ Equity
Three Months Ended March 31, 2009
(Unaudited)
(In thousands, except unit data)

			Retained
			Earnings/	Total
	Members’	Members’	(Accumulated	Members’
	Units	Capital	Deficit)	Equity

Balances at December 31, 2008	73,038	$730,383	$(322,332)	$408,051

Net Earnings — 3 months ended March 31, 2009	—	—	11,076	11,076
Distributions to Members	—	—	(9,690)	(9,690)

Net Activity for Period	—	—	1,386	1,386

Balances at March 31, 2009	73,038	$730,383	$(320,946)	$409,437

The accompanying notes are an integral part of these statements

IMH SECURED LOAN FUND, LLC
Consolidated Statements of Cash Flows
Three Months Ended March 31, 2009 and 2008
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2009	2008
CASH FLOWS — Operating Activities:
Net Earnings	$11,076	$16,234
Adjustments to Reconcile Net Earnings to Net Cash Provided by Operating Activities:
Increase in Accrued Interest Receivable	(1,627)	(777)
Increase in Deposits and Other Assets	(362)	(1,079)
Increase (Decrease) in Due From/To Fund Manager	623	(235)
Increase in Accrued Interest Payable	—	8
Increase (Decrease) in Unearned Income	169	(567)

Net Cash Provided by Operating Activities	9,879	13,584
CASH FLOWS — Investing Activities:
Mortgage Loans Fundings	(13,600)	(47,064)
Mortgage Loan Repayments	1,149	20,538
Mortgage Loan Repayment from Sale of Whole Loan	—	31,325
Investment in Real Estate Held for Development	(733)	(7,085)

Net Cash Used in Investing Activities	(13,184)	(2,286)
CASH FLOWS — Financing Activities:
Proceeds from Note Payable to Bank	—	8,000
Increase (Decrease) in Member Investments Pending Activation	—	(2,486)
Members’ Capital Investments	—	76,154
Members’ Redemptions	—	(30,745)
Members’ Distributions	(12,637)	(7,173)

Net Cash Provided (Used) by Financing Activities	(12,637)	43,750

Net Increase (Decrease) in Cash and Cash Equivalents	(15,942)	55,048
Cash and Cash Equivalents:
Beginning of Period	23,815	73,604

End of Period	$7,873	$128,652

Supplemental Cash Flow Information:
Interest Paid	$—	$21

Supplemental Disclosure of Non-Cash Financing and Investing Activities:
Real Estate Acquired through Foreclosure	$5,953	$21,170

The accompanying notes are an integral part of these statements

IMH SECURED LOAN FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
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
The Fund has established various wholly-owned subsidiaries in connection with the foreclosure of certain loans and acquisition of related collateral property. The accompanying consolidated financial statements include the accounts of the Fund and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
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
As of March 31, 2009, the Fund’s accumulated deficit aggregated $320,946 as a direct result of the recording a valuation provision relating to the Fund’s loan portfolio and real estate owned assets during 2008. During the three months ended March 31, 2009 the Fund’s total cash decreased by $15,942. At March 31, 2009, the Fund had cash and cash equivalents of $7,873 and undisbursed loans-in-process and interest reserves funding estimates totaling $26,115 (including $15,610 for loans held for sale). Our business model relies on market capital availability to re-finance short-term bridge loans we provide to facilitate real estate entitlement and development. However, the erosion of the U.S. and global credit markets during 2008, including a significant and rapid deterioration of the mortgage lending and related real estate markets has virtually eliminated traditional sources of take-out financing. As a result, the Fund has experienced increased default and foreclosure rates on its mortgage loans. In addition, the Manager has found it necessary to modify certain loans which have resulted in an extended maturity of two years or longer and may need to modify additional loans in an effort to, among other things, protect the Fund’s collateral.

IMH SECURED LOAN FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)
(In thousands except unit data)
NOTE 1 — FUND DESCRIPTION AND BASIS OF PRESENTATION — CONTINUED
In addition, as allowed by the Fund’s Operating Agreement, effective October 1, 2008, the Manager, on behalf of the Fund, elected to cease the acceptance of any additional Member investments in the Fund, the payment of outstanding and the acceptance of new redemptions requests, and the identification and funding of any new loans subsequent to September 30, 2008 (although the Fund may finance new loans in connection with the sale of collateral under existing loans or the sale of real estate owned). This election to suspend certain of the Fund’s activities was made in order to preserve the Fund’s capital and to stabilize the Fund’s operations and liquid assets in order to meet future obligations, including those pursuant to current loan commitments. The freeze was precipitated by increased default and foreclosure rates and a reduction in new Member investment, compounded by a significant number of redemption requests submitted during the latter part of the third quarter of 2008, the payment of which would have rendered the Fund without the sufficient capital necessary to fund outstanding lending commitments. These factors raise substantial doubt as to the Fund’s ability to continue as a going concern. Management believes that it has developed a liquidity plan that, if executed successfully, will provide sufficient liquidity to finance the Fund’s anticipated working capital and capital expenditure requirements for the next 12 months.
Management’s liquidity plans include selling whole loans or participating interests in certain loans in its portfolio and liquidating certain real estate assets. As of March 31, 2009, two loans with principal balances totaling $96,305 have been identified and are being actively marketed for sale. Accordingly, these loans are reflected as held for sale in the accompanying consolidated balance sheets. Additionally, the Manager is currently evaluating the Fund’s existing outstanding loan obligations and engaging in discussions with its borrowers to ascertain the necessary funding amounts and timing for each loan, and to discuss potential reductions in or cessation of funding commitments for loans in default or to find alternative sources for such fundings. This evaluation is expected to be completed in the first half of 2009, although the results are not expected to materially affect management’s current estimate of outstanding loan commitments presented in the accompanying financial statements. The Manager continues to evaluate a number of strategies for the Fund, including, but not limited to, the possible timely and orderly liquidation of the Fund, a roll-up of the Fund into one or more possible new investment vehicles, and other potential strategies.
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

IMH SECURED LOAN FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)
(In thousands except unit data)
NOTE 1 — FUND DESCRIPTION AND BASIS OF PRESENTATION — CONTINUED
Our Manager receives from borrowers, either directly or from loan proceeds, all revenue and fees from loan origination, processing, servicing and extension. As a result of the suspension of the Fund’s activities, although the Manager may collect fees from time-to-time from the modification of existing loans or a portion of penalties or default fees, the suspension of the Fund’s lending activities has resulted in the loss of the Manager’s primary revenue source. As such, the Manager believes that its ability to continue as a “going concern” for the next 12 months is in jeopardy. To address this concern, the Manager has taken, among others, the following steps:
•
Implemented a comprehensive cost reduction program, including a reduction in staff. The reduction in staff affected nearly 40% of the Manager’s employees while preserving core functionality in all operational areas. The Manager has stabilized monthly operating costs at approximately $500 per month and is evaluating other cost cutting measures.

•	On-going collaboration with investment banking firms to explore financing and capital raise alternatives available to the Manager.
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
The IMH Group was reorganized starting at the end of 2008, and other members of the IMH Group will be responsible for an allocation of operating costs that have historically been borne by IMH. As a result, coupled with the cost-savings initiatives described above, the Manager believes that its liquidity situation should improve in 2009, although there can be no assurance that this will be the case. While the Manager believes that many, if not all, of these initiatives will be successful, there can be no assurance that they will be.
NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES
Basis of Accounting
The Fund prepares its financial statements on the accrual basis of accounting in accordance with Accounting Principles Generally Accepted in the United States of America (“GAAP”). The majority of the Fund’s operating costs and the cost of all furniture and equipment used in the administration of the Fund have historically been paid by the Manager and were not recorded as expenses or Fund assets or deducted from the Net Earnings of the Fund. The Manager receives a management fee for the services it provides, which includes operating costs it incurs in the administration of the Fund. This structure is prescribed in the Fund’s Operating Agreement.
The accompanying unaudited interim consolidated financial statements of the Fund have been prepared in accordance with GAAP, consistent in all material respects with those applied in its consolidated financial statements included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2008. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Such interim financial information is unaudited but reflects all adjustments that in the opinion of IMH, on the Fund’s behalf, are necessary for the fair presentation of the interim periods presented. Interim results are not necessarily indicative of results for a full year. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and footnotes included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

IMH SECURED LOAN FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
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
Recent Accounting Pronouncements
In April 2009, the FASB issued Staff Position No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. The FSP changes existing guidance for determining whether impairment of debt securities is other than temporary. The FSP requires other-than-temporary impairment to be separated into the amount representing the decrease in cash flows expected to be collected from a security (referred to as credit losses), which is recognized in earnings, and the amount related to other factors, which is recognized in other comprehensive income. The non-credit loss component of the impairment can only be classified in other comprehensive income if the holder of the security concludes (1) that it does not intend to sell the security and (2) that it is more likely than not that it will not be required to sell the security before the security recovers its value. If these two conditions are not met, the non-credit loss component of the impairment must also be recognized in earnings. Upon adoption of the FSP, the entity is required to record a cumulative-effect adjustment, as of the beginning of the period of adoption, to reclassify the non-credit loss component of previously recognized other-than-temporary impairment from retained earnings to accumulated other comprehensive income. We do not believe the adoption of these pronouncements will have a material impact on our consolidated financial statements.
In April 2009, the FASB issued Staff Position No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. The FSP, while emphasizing that the objective of fair value measurement described in SFAS No. 157, Fair Value Measurements, remains unchanged, provides additional guidance for determining whether market activity for a financial asset or liability has significantly decreased, as well as for identifying circumstances that indicate that transactions are not orderly. The FSP reiterates that if a market is determined to be inactive and the related market price is deemed to be reflective of a “distressed sale” price, then management judgment may be required to estimate fair value. The FSP identifies factors to be considered when determining whether or not a market is inactive. FSP 157-4 is not expected to have a material effect on our financial position or results of operations.
In April 2009, the FASB issued Staff Position No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP would amend SFAS No. 107, Disclosures About Fair Value of Financial Instruments, and Accounting Principles Board Opinion No. 28, Interim Financial Reporting, to require disclosures about fair values of financial instruments in all interim financial statements. Once adopted, the disclosures required by the FSP are to be provided prospectively. This pronouncement is not expected to have a material effect on our financial position or results of operations.

IMH SECURED LOAN FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)
(In thousands except unit data)
NOTE 3 — CASH AND CASH EQUIVALENTS
The Operating Agreement provides that generally an amount equal to 3%-5% of mortgage loans be held for working capital. The funds are held in cash equivalent investment accounts and are designated as working capital and other funds available for operating obligations and lending. These funds are classified as cash equivalents on the accompanying financial statements. These designations are discretionary and as of March 31, 2009, the Fund has insufficient cash balances to reserve for working capital purposes.
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

IMH SECURED LOAN FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)
(In thousands except unit data)
NOTE 4 — MORTGAGE LOANS, LOAN PARTICIPATIONS AND LOAN SALES — CONTINUED
Loan Interest Rates
The Fund invests in both fixed and variable interest rate loans. All variable interest rate loans are indexed to the Wall Street Journal Prime Interest Rate (“Prime”), substantially all of which are subject to interest rate floors. As of March 31, 2009 and December 31, 2008, loan outstanding principal balances (including non-accrual loans), net of the allowance for credit loss, summarized by fixed and variable interest rates within selected interest rate ranges are as follows:

	March 31, 2009
	Fixed Rate		Variable Rate		Total
		Outstanding		Outstanding		Outstanding	Allowance for	Net Carrying
	#	Principal	#	Principal	#	Principal	Credit Loss	Amount	%
Current Rate:
6.00%	1	$5,890	—	$—	1	$5,890	$—	$5,890	1.8%
8.00%	2	3,892	—	—	2	3,892	—	3,892	1.2%
8.25%	1	51,388	—	—	1	51,388	—	51,388	16.0%
9.00%	1	1,622	—	—	1	1,622	(751)	871	0.3%
10.00%	1	26,867	—	—	1	26,867	(23,226)	3,641	1.1%
11.00%	—	—	1	1,982	1	1,982	—	1,982	0.6%
11.50%	2	2,572	6	95,206	8	97,778	(15,928)	81,850	25.5%
11.75%	1	4,773	—	—	1	4,773	—	4,773	1.5%
12.00%	8	61,881	9	69,138	17	131,019	(48,198)	82,821	25.8%
12.25%	1	631	3	56,730	4	57,361	(52,775)	4,586	1.4%
12.50%	1	1,739	6	22,227	7	23,966	(18,026)	5,940	1.9%
12.75%	1	37,949	—	—	1	37,949	(25,394)	12,555	3.9%
13.00%	3	28,661	9	54,946	12	83,607	(64,831)	18,776	5.9%
13.75%	—	—	2	6,528	2	6,528	(3,781)	2,747	0.9%
14.25%	—	—	1	69,006	1	69,006	(30,000)	39,006	12.2%

Total	23	$227,865	37	$375,763	60	$603,628	$(282,910)	$320,718	100.0%

% of Portfolio		37.7%		62.3%		100.0%

Weighted Average Rate		9.61%		12.53%		11.42%

Number of Loans		23		37		60

Average Principal		$9,907		$10,156		$10,060

	December 31, 2008
	Fixed Rate		Variable Rate		Total
		Outstanding		Outstanding		Outstanding	Allowance for	Net Carrying
	#	Principal	#	Principal	#	Principal	Credit Loss	Amount	%
Current Rate:
8.00%	1	$3,500	—	$—	1	$3,500	$—	$3,500	1.1%
9.00%	1	10,461	1	1,622	2	12,083	(10,175)	1,908	0.6%
10.00%	1	26,709	—	—	1	26,709	(23,226)	3,483	1.1%
11.00%	—	—	1	1,981	1	1,981	—	1,981	0.6%
11.25%	—	—	1	46,020	1	46,020	—	46,020	14.7%
11.50%	2	2,651	6	94,283	8	96,934	(15,928)	81,006	25.8%
11.75%	1	4,752	—	—	1	4,752	—	4,752	1.5%
12.00%	10	75,758	9	67,683	19	143,441	(54,499)	88,942	28.4%
12.25%	1	631	3	55,850	4	56,481	(52,775)	3,706	1.2%
12.50%	1	1,929	6	22,227	7	24,156	(18,026)	6,130	2.0%
12.75%	1	37,935	—	—	1	37,935	(25,394)	12,541	4.0%
13.00%	3	27,897	9	54,947	12	82,844	(64,831)	18,013	5.7%
13.25%	—	—	1	2,821	1	2,821	(1,675)	1,146	0.4%
13.75%	—	—	2	6,528	2	6,528	(3,781)	2,747	0.9%
14.25%	—	—	1	67,669	1	67,669	(30,000)	37,669	12.0%

Total	22	$192,223	40	$421,631	62	$613,854	$(300,310)	$313,544	100.0%

% of Portfolio		31.3%		68.7%		100.0%

Weighted Average Rate		11.71%		12.39%		12.18%

Number of Loans		22		40		62

Average Principal		$8,737		$10,541		$9,901

IMH SECURED LOAN FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)
(In thousands except unit data)
NOTE 4 — MORTGAGE LOANS, LOAN PARTICIPATIONS AND LOAN SALES — CONTINUED
As of March 31, 2009 and December 31, 2008, the weighted average interest rates earned on variable rate loans (including loans in non-accrual status) was Prime plus 9.28% and Prime plus 9.14%, respectively. The Prime rate was 3.25% at March 31, 2009 and December 31, 2008, respectively.
Loan Maturities and Loans in Default
Mortgage loan outstanding principal balances, net of the allowance for credit loss, as of March 31, 2009 have scheduled maturity dates within the next several quarters as follows:

March 31, 2009
Quarter	Amount	Percent	#
Matured	$326,949	54.1%	29
Q2 2009	87,457	14.4%	6
Q3 2009	70,442	11.7%	9
Q4 2009	5,823	1.0%	1
Q1 2010	991	0.2%	2
Q2 2010	51,388	8.5%	1
Q3 2010	56,686	9.4%	10
Q1 2011	3,500	0.6%	1
Q1 2012	392	0.1%	1

Total	603,628	100.0%	60

Less: Allowance for Credit Loss	(282,910)

Net Carrying Value	$320,718

A mortgage loan’s maturity date may be extended in the normal course of business. In this regard, we have had to modify certain loans in our portfolio, extending maturity dates in some cases to two or more years, and we expect that we will modify additional loans in the future in an effort to preserve our collateral. Accordingly, repayment dates of the loans may vary from their currently scheduled maturity date. Further, in certain instances where the Manager deems it to be an advantage to the Fund not to modify or extend a loan past its scheduled maturity date, the Fund classifies and reports the loan as matured. At March 31, 2009, 40 loans with outstanding principal balances totaling $383,744 were in default, of which 29 with outstanding principal balances totaling $326,949 were past their respective scheduled maturity dates, and the remaining 11 loans were in default as a result of delinquency on outstanding interest payments. At December 31, 2008, 28 loans with outstanding principal balances totaling $226,630 were in default, of which 24 with outstanding principal balances totaling $210,198 were past their respective scheduled maturity dates, and the remaining 4 loans were in default as a result of delinquency on outstanding interest payments. In light of current economic conditions and in the absence of a recovery of the credit markets, it is anticipated that many if not most loans will not pay off at the scheduled maturity.
The Fund has commenced foreclosure on 8 of the 40 loans in default. It is anticipated that foreclosure action will commence on an additional 11 loans, and the Fund is negotiating with the borrowers and assessing the possibility of modifications of loan terms for the remaining 21 loans in default. There are 2 loans in default involved in bankruptcy reorganizations. For another loan in default, the Fund is a participating lender and the lead lender has commenced foreclosure proceedings.

IMH SECURED LOAN FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)
(In thousands except unit data)
NOTE 4 — MORTGAGE LOANS, LOAN PARTICIPATIONS AND LOAN SALES — CONTINUED
At March 31, 2009, 32 loans in non-accrual status had outstanding principal balances totaling $250,000. Total contractual interest due under the loan terms for the non-accrual loans was $12,814, of which $7,015 is included in accrued interest receivable in the balance sheet, and of which $5,799 has not been recognized as income by the Fund. The remaining 8 loans in default had outstanding principal balances totaling $133,744, with accrued interest due totaling $3,658, which is included in accrued interest receivable in the Fund’s balance sheet. Excluding the loans in bankruptcy reorganization and those in default as a result of nonpayment of interest, loans in default were past their scheduled maturities by a range of 31 to 364 days as of March 31, 2009.
The geographic concentration of loans in default, net of the allowance for credit loss, at March 31, 2009 is as follows:

	Percent of						Non-Accrued
	Outstanding		Outstanding	Allowance for	Net Carrying	Accrued	Note
	Principal	#	Principal	Credit Loss	Amount	Interest	Interest	Total
Arizona	36.0%	16	$138,069	$(68,059)	$70,010	$3,429	$1,045	$74,484
Idaho	12.9%	2	49,578	(39,320)	10,258	1,948	1,491	13,697
California	40.4%	15	155,196	(120,407)	34,789	4,012	2,372	41,173
Minnesota	4.3%	1	16,590	—	16,590	495	322	17,407
Texas	2.9%	3	11,102	(5,781)	5,321	427	210	5,958
Nevada	2.1%	1	7,969	(1,876)	6,093	319	236	6,648
New Mexico	1.4%	2	5,240	(637)	4,603	43	123	4,769

	100.0%	40	$383,744	$(236,080)	$147,664	$10,673	$5,799	$164,136

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

IMH SECURED LOAN FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
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
In the latter part of 2008, the global and U.S. economies experienced a rapid decline resulting in unprecedented disruptions in the real estate, credit and other markets. As a result of these factors, IMH recorded a valuation provision using management’s development/residual analysis approach, reflecting lower pricing assumptions and a significant increase in discount factors to reflect market risk.
In the fourth quarter of 2008, the Fund engaged independent third-party appraisal firms to assist with our analysis of fair value of the loan portfolio as of December 31, 2008. For detailed information regarding this process, please see Note 4 to our audited financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Important Relationships Between Capital Resources and Results of Operations — Prospective Trends — Loan Portfolio Valuation Analysis” in our previously filed Annual Report on Form 10-K.

IMH SECURED LOAN FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)
(In thousands except unit data)
NOTE 4 — MORTGAGE LOANS, LOAN PARTICIPATIONS AND LOAN SALES — CONTINUED
The results of our annual valuation were re-assessed in the first quarter of 2009 to determine whether any valuation adjustments were considered necessary.
Given the recent completion of the December 31, 2008 valuations and the lack of significant change in market conditions in the first quarter of 2009, except for the transfer of real estate assets acquired through foreclosure during the period at estimated fair value, no adjustment to the valuation allowance was made during the first quarter of 2009. As of March 31, 2009 and December 31, 2008, the allowance for credit loss totaled $282,910 and $300,310, respectively, representing 46.9% and 48.9%, respectively, of the total loan portfolio principal balances. IMH estimates that approximately 61% of the valuation allowance is attributable to residential-related projects, 36% to mixed use projects, and the balance to commercial and industrial projects. With the existing allowance recorded as of March 31, 2009 and December 31, 2008, IMH believes that as of the reporting date, the fair value of the underlying collateral of the Fund’s loan portfolio is sufficient to protect the Fund against any loss of the net carrying value of loan principal or accrued interest, and that no additional allowance for credit loss is considered necessary. While the above results reflect management’s assessment of fair value as of March 31, 2009 and December 31, 2008 based on currently available data, IMH will continue to evaluate the loan portfolio in the remaining quarters of 2009 and beyond to determine the adequacy and appropriateness of the allowance for credit loss and to update our loan-to-value ratios. Depending on market conditions, such updates may yield materially different values and potentially increase or decrease the valuation allowance.
A rollforward of the allowance for credit loss as of March 31, 2009 follows:

2009
Balance at beginning of period	$300,310
Valuation charge for current fair value	—
Transferred to other accounts	(17,400)

Balance at end of period	$282,910

IMH SECURED LOAN FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)
(In thousands except unit data)
NOTE 4 — MORTGAGE LOANS, LOAN PARTICIPATIONS AND LOAN SALES — CONTINUED
Loan Classifications
The Fund classifies loans into categories for purposes of identifying and managing loan concentrations. As of March 31, 2009 and December 31, 2008, loan principal balances, net of the allowance for credit loss, by concentration category follows:

	March 31, 2009			December 31, 2008
	Amount	%	#	Amount	%	#
Pre-entitled Land:
Held for Investment	$7,178	1.2%	2	$7,178	1.2%	2
Processing Entitlements	194,393	32.2%	11	200,902	32.8%	12

	201,571	33.4%	13	208,080	34.0%	14

Entitled Land:
Held for Investment	115,605	19.2%	17	114,307	18.6%	17
Infrastructure under Construction	59,287	9.8%	4	57,908	9.4%	4
Improved and Held for Vertical Construction	44,888	7.4%	4	54,486	8.9%	5

	219,780	36.4%	25	226,701	36.9%	26

Construction & Existing Structures:
New Structure — Construction in-process	41,001	6.8%	14	43,814	7.1%	14
Existing Structure Held for Investment	37,867	6.3%	5	37,482	6.1%	5
Existing Structure — Improvements	103,409	17.1%	3	97,777	15.9%	3

	182,277	30.2%	22	179,073	29.1%	22

Total	603,628	100.0%	60	613,854	100.0%	62

Less: Allowance for Credit Loss	(282,910)			(300,310)

Net Carrying Value	$320,718			$313,544

We also classify loans into categories based on the underlying collateral’s projected end-use for purposes of identifying and managing loan concentrations and associated risks. As of March 31, 2009 and December 31, 2008, respectively, loan outstanding principal balances, net of the allowance for credit loss, by development status, by expected end-use, were as follows:

	March 31, 2009			December 31, 2008
	Amount	%	#	Amount	%	#

Residential	$262,898	43.6%	36	$278,644	45.4%	37
Mixed Use	206,957	34.3%	10	206,691	33.7%	11
Commercial	132,703	22.0%	13	127,449	20.8%	13
Industrial	1,070	0.1%	1	1,070	0.1%	1

Total	603,628	100.0%	60	613,854	100.0%	62

Less: Allowance for Credit Loss	(282,910)			(300,310)

Net Carrying Value	$320,718			$313,544

IMH estimates that, as of March 31, 2009, approximately 61% of the valuation allowance is attributable to residential-related projects, 36% to mixed use projects, and the balance to commercial and industrial projects.

IMH SECURED LOAN FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)
(In thousands except unit data)
NOTE 4 — MORTGAGE LOANS, LOAN PARTICIPATIONS AND LOAN SALES — CONTINUED
Geographic Diversification
As of March 31, 2009 and December 31, 2008, the geographical concentration of loan principal balances, net of the allowance for credit loss, by state, follows:

	March 31, 2009					December 31, 2008
	Outstanding	Allowance for	Net Carrying			Outstanding	Allowance for	Net Carrying
	Principal	Credit Loss	Amount	Percent	#	Principal	Credit Loss	Amount	Percent	#
Arizona	$281,942	$(110,237)	$171,705	53.5%	29	$294,362	$(128,499)	$165,863	52.9%	31
California	179,185	(124,422)	54,763	17.1%	20	177,255	(124,422)	52,833	16.9%	20
New Mexico	5,240	(637)	4,603	1.4%	2	5,240	(637)	4,603	1.5%	2
Texas	56,020	(5,781)	50,239	15.7%	4	55,825	(5,781)	50,044	16.0%	4
Idaho	49,578	(39,320)	10,258	3.2%	2	49,578	(38,458)	11,120	3.5%	2
Minnesota	16,590	—	16,590	5.2%	1	16,590	—	16,590	5.3%	1
Nevada	7,969	(1,876)	6,093	1.9%	1	7,969	(1,876)	6,093	1.9%	1
Utah	7,104	(637)	6,467	2.0%	1	7,035	(637)	6,398	2.0%	1

Total	$603,628	$(282,910)	$320,718	100.0%	60	$613,854	$(300,310)	$313,544	100.0%	62

Borrower Concentrations
As of March 31, 2009 and December 31, 2008, there was one individual borrower whose aggregated borrowings totaled $69,006 and $67,670, respectively, which was approximately 11% of our total mortgage loan principal balance outstanding (although at the time of origination, the principal balance was less than 10% of the total mortgage loan principal balance outstanding).
Mortgage Loan Participations and Whole Loans Sold
Given the Manager’s decision to suspend certain of the Fund’s activities in order to prevent impairment of the Fund’s capital and operations and to meet its remaining funding commitments, certain loans are likely to be sold or participated in the future. While IMH expects that any future loan participations or loan sales will also occur at or near par, due in part to current market conditions, there can be no assurance that we will be able to do so. In light of current economic conditions, it may be necessary to employ alternative structures for loan participations. No loan sales or loan participations were executed during the three months ended March 31, 2009 or the year ended December 31, 2008.
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
For information regarding participations and whole loan sales, and repurchases thereof, involving the Manager, see Note 7.

IMH SECURED LOAN FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)
(In thousands except unit data)
NOTE 5 — REAL ESTATE HELD FOR DEVELOPMENT
Real estate held for development consists primarily of properties acquired as a result of foreclosure or purchase and is reported at the lower of carrying value or fair value, less estimated costs to sell the property. The Fund had $69,467 and $62,781 of such assets at March 31, 2009 and December 31, 2008, respectively.
During the three months ended March 31, 2009, the Fund acquired 3 real estate assets through foreclosure of the related mortgage loans with an estimated fair value of $5,953. During the year ended December 31, 2008, the Fund took title to the underlying real estate collateral of 9 loans in default with a net carrying value of approximately $55,318 at December 31, 2008. Additionally, in March 2008, the Fund purchased certain real estate with a current carrying value of approximately $7,463, located in Arizona that is contiguous to the collateral property of certain loans in the loan portfolio, in order to maintain and enhance the overall project value. All real estate held for development is located in California, Arizona, and Texas.
Costs related to the development or improvement of the real estate assets are capitalized and costs relating to holding the assets are charged to expense. Cash outlays for capitalized development costs totaled $733 during the three months ended March 31, 2009. In addition, costs related to holding and maintaining such properties, which were expensed and included in default related expenses in the accompanying consolidated statement of operations, totaled approximately $210 and $0 during the three month periods ended March 31, 2009 and 2008, respectively. The nature and extent of future costs for such properties depends on the level of development undertaken, the number of additional foreclosures and other factors.
In the opinion of management, the estimated net realizable values of such properties equal or exceed the current carrying values of the Fund’s investment in the properties as of March 31, 2009, net of impairment charges recorded.
Although the Manager has been approached on an unsolicited basis by third parties expressing an interest in purchasing certain real estate owned, the Manager has not developed or adopted any formal plan to dispose of such assets to date. Accordingly, no such assets are reflected as held for sale.
NOTE 6 — MEMBER DISTRIBUTIONS AND REDEMPTIONS
Member Distributions Reinvested and Distributions Payable to Members
Historically, Fund Members elected to either reinvest distributable monthly earnings or to have earnings distributed to them in cash. Effective October 1, 2008, the Fund suspended the option by which Members could reinvest monthly distributions. See Note 1 for further discussion. During the three months ended March 31, 2009 and 2008, the Fund’s total net distributions to Members were $9,690 and $16,004, respectively, which translated into net distributions of $132.67 and $265.77 per weighted average membership unit over the same periods, respectively. Distributions reinvested, which is a non-cash transaction, totaled $0 and $8,421 for the three months ended March 31, 2009 and 2008, respectively.
Distributions payable totaled approximately $2,016 and $4,963 at March 31, 2009 and December 31, 2008, respectively, and have been charged to Members’ Equity and are classified as Distributions Payable to Members in the accompanying consolidated balance sheets.

IMH SECURED LOAN FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)
(In thousands except unit data)
NOTE 6 — MEMBER DISTRIBUTIONS AND REDEMPTIONS — CONTINUED
Redemptions
Effective October 1, 2008, the Manager elected to, among other actions, suspend the payment of all redemption requests and the acceptance of additional redemption requests. Full and partial redemptions totaled approximately $30,745 during the three months ended March 31, 2008. No redemptions were paid during the three months ended March 31, 2009.
NOTE 7 — MANAGEMENT FEES AND RELATED PARTY ACTIVITY
Management Fees and Other Amounts Due to Manager
For managing the Fund, the Manager is entitled to a 25 basis point annualized fee, payable monthly, based on the Fund’s total mortgage loan principal balance at each month-end, excluding loans in non-accrual status and other non-performing assets. Management fees incurred for the three months ended March 31, 2009 and 2008 totaled approximately $249 and $247, respectively. As of March 31, 2009 and December 31, 2008, the Manager was owed $3 and $106, respectively, for unpaid management fees.
In addition, the Manager is entitled to 25% of any amounts recognized in excess of the Fund’s principal and note rate interest due in connection with loans held in whole or in part by the Fund. During the three months ended March 31, 2009 and 2008, the Manager earned $0 and $255, respectively, in connection with this provision, which is reported net of mortgage loan income in the accompanying consolidated statements of net earnings.
In connection with the recording of a valuation allowance on a loan for which the Manager previously received certain amounts in accordance with this provision, the Fund recorded a receivable from the Manager totaling $2,410. The advance to the Manager bears interest at 10% per annum and all unpaid accrued interest and principal is due September 30, 2011. For the three months ended March 31, 2009 and 2008, the interest earned on this receivable totaled $60 and $0, respectively. The advance to the Manager and related accrued interest was partially repaid during the first quarter of 2009. At March 31, 2009 and December 31, 2008, outstanding principal and accrued interest under this arrangement totaled $1,280 and $2,471, respectively, which is included in advances to Fund Manager in the accompanying consolidated balance sheet.
Under the terms of the Operating Agreement, the Fund is responsible for the payment of expenses or costs related to defaulted loans, foreclosure activities, or property acquired through foreclosure. In connection with the loan defaults and foreclosure activities of the Fund, the Manager incurred certain direct costs which are reimbursable by the Fund under this provision of the Operating Agreement. For the three months ended March 31, 2009 and 2008, the Fund incurred $649 and $94, respectively, in default and foreclosure related costs, which are included in Default Related Expenses on the accompanying consolidated statement of net earnings. Unpaid amounts which are also included in Payables to Fund Manager on the accompanying consolidated balance sheet totaled $262 and $936 as of March 31, 2009 and December 31, 2008, respectively.

IMH SECURED LOAN FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)
(In thousands except unit data)
NOTE 7 — MANAGEMENT FEES AND RELATED PARTY ACTIVITY — CONTINUED
In connection with the modification of certain loans in 2008, the borrowers and Manager agreed to defer the payment of related processing and administrative fees due to the Manager until the payoff of the respective loans. As such, the Fund has recorded these processing and administrative fees in Payables to Fund Manager on the accompanying consolidated balance sheet, which totaled $637 and $619 as of March 31, 2009 and December 31, 2008, respectively. These deferred fees bear interest, payable to the Manager, at the same rate of the related mortgage notes.
For loans originated on behalf of the Fund, the Manager receives all the revenue from loan origination and processing fees (points) and other related fees, which are paid by the borrower. Effective October 1, 2008, the Fund stopped acquiring new loans and, accordingly, this source of revenue for the Manager has been substantially reduced. See Note 1 for further discussion. For the three months ended March 31, 2009 and 2008, the Manager earned origination, processing and other related fees of approximately $2,485 and $3,658, respectively, substantially all of which were earned on loans funded by the Fund.
Related Party Investments and Borrowings
At March 31, 2009, IMH maintained a line of credit with a bank with a total borrowing capacity of $6,200, none of which had been utilized. This line expires in September 2009 and may be renewed, although there can be no assurance in this regard. Accordingly, subject to the Manager’s working capital position and approval, the Fund has access to additional liquidity under this line of credit of $6,200. The line of credit bears interest rate at the Prime Rate plus 1.5% (4.75% at March 31, 2009). No loans were sold to or participated with the Manager during the three months ended March 31, 2009 or 2008. However, subsequent to March 31, 2009, the Manager drew $6,000 under this line and utilized such proceeds for the participation of certain Fund loans. The line of credit is collateralized by specific loans and underlying deeds of trust and a personal guarantee of the Manager’s Chief Executive Officer.
NOTE 8 — COMMITMENTS AND CONTINGENCIES
Undisbursed loans-in-process and interest reserves reflected on the accompanying consolidated balance sheets generally represent the unfunded portion of construction loans pending completion of additional construction, and interest reserves for all or part of the loans’ terms. As of March 31, 2009, undisbursed loans-in-process and interest reserves balances were as follows:

	Loans Held	Loans Held
	to Maturity	for Sale	Total
Undispersed Loans-in-process per Note Agreement	$56,245	$27,070	$83,315
Less: Amounts not Expected to be Funded	(45,740)	(11,460)	(57,200)

Undispersed Loans-in-process to be Funded	$10,505	$15,610	$26,115

IMH SECURED LOAN FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)
(In thousands except unit data)
NOTE 8 — COMMITMENTS AND CONTINGENCIES — CONTINUED
While the contractual amount of unfunded loans in process and interest reserves total $83,315 at March 31, 2009, IMH estimates that it will fund approximately $26,115. The difference of $57,200, which is not expected to be funded, relates to loans which are in default, loans which have been modified to lower the funding amount, and loans whose funding is contingent on various project milestones, many of which have not been met to date and are not expected to be met at all given current economic conditions. Accordingly, these amounts are not reflected as funding obligations in the accompanying consolidated balance sheet. With available cash and cash equivalents of $7,873 at March 31, 2009, scheduled loan payoffs, the suspension of Member redemptions, the suspension of new loan request fundings, and other available sources of liquidity, including potential loan participations or loan sales, the Fund expects to meet its obligation to fund these undisbursed amounts in the normal course of business. See Note 1 for discussion of the Fund’s liquidity.
For certain borrowers, the terms of the loan documents required funded interest reserve accounts, which were deposited into a controlled disbursement account in the name of the borrower for the benefit of the Fund upon initial funding of the loan. These funds, totaling approximately $2,055 and $8,109 at March 31, 2009 and December 31, 2008, respectively, are not included in the accompanying balance sheets due to the fiduciary nature of such accounts.
The Operating Agreement with IMH is for the life of the Fund. Only under specified circumstances and with the vote of a majority of Fund members can IMH be replaced as manager. If no replacement manager were to be selected in such an event, the Fund would dissolve.
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
The following discussion should be read in conjunction with the audited financial statements and accompanying notes and other detailed information regarding the Fund as of and for the year ended December 31, 2008 included in our previously filed Annual Report on Form 10-K (“Form 10-K”), and with the unaudited interim consolidated financial statements and accompanying notes included in this Quarterly Report on Form 10-Q (“Form 10-Q”). Undue reliance should not be placed upon historical financial statements since they are not indicative of expected results of operations or financial condition for any future periods. All dollar amounts are expressed in thousands, except unit and per unit data.
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
The forward-looking statements that we make in this Form 10-Q are subject to a variety of risks, uncertainties and other factors that could cause actual results to differ materially from such forward-looking statements. Some of the important factors that could cause our actual results to differ from those projected in any forward-looking statements include, but are not limited to, the following factors, which are discussed in greater detail in the “Risk Factors” section of our Form 10-K and in Part II Item 1A. of this Quarterly Report on Form 10-Q:
•	The Fund has been and will continue to be adversely affected by the general economic slowdown and recession in the U.S. and abroad.
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

•
As allowed by the Operating Agreement of the Fund, effective October 1, 2008, IMH has elected to suspend certain activities of the Fund, including the acceptance of any additional investments in the Fund, the payment of redemptions requests, the acceptance of new redemption requests, and the identification and funding of new loans (although the Fund may finance new loans in connection with the sale of collateral under existing loans or the sale of real estate owned). This election was made in order to preserve the Fund’s capital and to stabilize the Fund’s operating activities and liquid assets in order to meet future obligations, including those pursuant to the current loan commitments. There can be no assurance that the activities of the Fund will resume in the foreseeable future, if ever.

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

•
Our units lack liquidity and marketability and our Members cannot sell their units or have their units redeemed. As a result, our Members may lose their entire investment or may not be able to sell their units or have them redeemed in a timely manner, or at all, or at the price they paid.

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

•	The suspension of the Fund activities may persist for an extended period of time, and the Fund may not resume historical activities at all.
•	There are material income tax and retirement plan risks associated with ownership of our units.
•	There is a risk that we may modify and refinance existing loans which currently have interest rate floors to loans with lower rates which could reduce mortgage income.
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
In this regard, we continue to operate under very difficult conditions. There can be no assurance that the actions taken by the United States and other governments will have a beneficial impact on the economy or real estate or other markets. We cannot predict the effect that these or other actions will have on our business, results of operations or financial condition. In the near term, we believe the credit freeze and the lack of liquidity will not be alleviated by these recent actions. Banks have not been, and we believe will not be, lending in a meaningful way for the foreseeable future.
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
To preserve the Fund’s capital and to stabilize the Fund’s operations and liquid assets in order to meet future obligations, including those pursuant to current loan commitments, effective October 1, 2008, the Manager caused the Fund to, among other things:
•	suspend accepting any additional capital contributions;
•	suspend reinvesting monthly distributions, if any, and cause all future monthly distributions, if any, to be paid in cash;
•	cancel all pending redemption requests, and suspend the acceptance of any new redemption requests; and
•	suspend accepting any new loan requests (excluding financing of new loans in connection with the sale of collateral under existing loans or the sale of real estate owned).
There can be no guarantee that the Fund will be able to to continue making distributions to Members, and monthly distributions, if any, will likely fluctuate materially depending on external factors that are, in most cases, beyond our control. Based on current cash balances, it is probable that distributions to Members will be suspended in the second quarter of 2009. Further, as a result of the disruption and recession, we are unable to estimate with certainty the amount or timing of the return of Member capital.

Asset values have dropped significantly in many of the areas where the Fund holds real estate or has a security interest in collateral securing our loans, which resulted in significant non-cash valuation provision charges for the year ended December 31, 2008. IMH also found it necessary to modify certain loans in the Fund’s portfolio, which has resulted in an extended term of maturity on such loans of two years or longer and, in some cases, has required the Fund to accept an interest rate reflective of current market rates, which are lower than in prior periods. IMH may need to modify additional loans in the future in an effort, among other things, to protect the Fund’s collateral. Additionally, while the Manager has elected to suspend new loan requests, we did fund one loan in the first quarter of 2009 in connection with the financing of a sale of certain loan collateral by an existing borrower to an unrelated party, and it is anticipated that we will engage in similar lending activities in the future. This effort effectively converted a non-performing asset into a performing loan.
Management’s liquidity plans include selling whole loans or participating interests in certain loans in its portfolio and liquidating certain real estate assets. Two loans with principal balances totaling $96,305 have been identified and are being actively marketed for sale. Accordingly, these loans are reflected as held for sale in the accompanying consolidated balance sheets. Additionally, the Manager is currently evaluating the Fund’s existing outstanding loan obligations and engaging in discussions with its borrowers to ascertain the necessary funding amounts and timing for each loan, and to discuss potential reductions in or cessation of funding commitments for loans in default or to find alternative sources for such fundings. This evaluation is expected to be completed in the first half of 2009, although the results are not expected to materially affect management’s current estimate of outstanding loan commitments presented elsewhere in this Form 10-Q. In this regard, in addition to the 29 loans with aggregate principal outstanding balances totaling $326,949 past scheduled maturity, 15 additional loans with aggregate principal outstanding balances totaling $157,899 are scheduled to mature in the next six months, although there can be no assurance that such loans will be repaid. The Manager also continues to evaluate a number of other strategies for the Fund including, but not limited to, resuming the historical activities of the Fund, potentially with modifications to the Operating Agreement and investment strategy, the possible timely and orderly liquidation of the Fund, a roll-up of the Fund into one or more possible new investment vehicles, or other possible recovery strategies.
Subsequent to March 31, 2009, the Manager drew $6,000 under its line of credit with a bank and utilized these proceeds for the participation of certain Fund loans. The line of credit is collateralized by specific loans and underlying deeds of trust and a personal guarantee of the Manager’s Chief Executive Officer. The proceeds are being utilized by the Fund to meet its on-going obligations and working capital requirements. The Manager is also actively pursuing other financing alternatives for the Fund.
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
Our Manager receives from borrowers, either directly or from loan proceeds, all revenue and fees from loan origination, processing, servicing and extension. As a result of the suspension of the Fund’s activities, although the Manager may collect fees from time-to-time from the modification of existing loans or a portion of penalties or default fees, the suspension of the Fund’s lending activities has resulted in the loss of the Manager’s primary revenue source. As such, the Manager believes that its ability to continue as a “going concern” for the next 12 months is in jeopardy. To address this concern, the Manager has taken, among others, the following steps:
•
Implemented a comprehensive cost reduction program, including a reduction in staff. The reduction in staff affected nearly 40% of the Manager’s employees while preserving core functionality in all operational areas. The Manager has stabilized monthly operating costs at approximately $500 per month.

•	On-going collaboration with investment banking firms to explore financing and capital raise alternatives available to the Manager.
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
The Fund and the Manager, and the Manager’s wholly-owned subsidiary, are part of the IMH Group. The IMH Group has been engaged in diverse facets of real estate, such as finance, property management, leasing, marketing, acquisition, disposition, development, redevelopment, renovation, construction, and other real estate-related services for over ten years. The IMH Group was reorganized starting at the end of 2008, and other members of the IMH Group will be responsible for an allocation of operating costs that have historically been borne by IMH. As a result, coupled with the cost-savings initiatives described above, the Manager believes that its liquidity situation should improve in 2009, although there can be no assurance that this will be the case. While the Manager believes that many, if not all, of these initiatives will be successful, there can be no assurance that they will be.

Selected Financial Data
The following table presents select financial and operating data for the Fund for the periods indicated. All dollar amounts are expressed in thousands, except unit and per unit data. As discussed elsewhere in this Form 10-Q, effective October 1, 2008, the Fund, among other things, stopped funding new loans (excluding financing of new loans in connection with the sale of collateral under existing loans or the sale of real estate owned), accepting new Member capital and honoring redemption requests.

The table that follows sets forth certain financial data of the Fund. The summary financial data are derived from our audited and unaudited financial statements and other financial records.

			As of and
	(Unaudited)		for the Year
	As of and for the Three		Ended
	Months Ended March 31,		December 31,
	2009	2008	2008
Cash and cash equivalents	$7,873	$128,652	$23,815
Total assets	$412,844	$649,749	$414,804
Interest income and fees	$11,974	$16,604	$67,420
Management fees	$249	$247	$1,139
Interest expense	$—	$29	$78
Net earnings (loss)	$11,076	$16,234	$(258,287)
Net distributions to Members	$9,690	$16,004	$64,051
Net Member distributions as a % of net earnings	87.5%	98.6%	(24.8%)
Net earnings (loss) allocated to Members per weighted average membership units outstanding	$151.64	$269.59	$(3,835.96)
Net distributions to Members per weighted average membership units	$132.67	$265.77	$951.27
Average annualized yield to Members	5.38%	10.55%	9.45%
Member Equity Related:
Retained earnings (Accumulated deficit)	$(320,946)	$272	$(322,332)
Total Members’ equity	$409,437	$619,196	$408,051
Number of Member accounts	4,735	3,794	4,735
Average Member account balance	$86	$163	$86
States in which the Fund has Members	49	49	49
Member investments (excluding reinvestments)	$—	$76,155	$250,871
Distributions to Members	$9,690	$7,583	$40,860
Member distributions reinvested	$—	$8,421	$23,191
Retained earnings additions (distributed)	$1,386	$230	$(322,338)
% of total distributions reinvested	N/A	52.62%	36.21%
Redemptions	$—	$42,435	$120,506
Redemptions as % of new investment (incl. reinvestments)	N/A	50.17%	43.97%
Loan Related:
Note balances originated	$392	$93,240	$329,952
Number of notes originated	1	4	23
Average note balance originated	$392	$23,355	$14,346
Net loan carrying values	$320,718	$482,928	$313,544
Number of loans outstanding	60	56	62
Average loan carrying value	$5,345	$8,624	$5,057
% of Portfolio Principal — Fixed interest rate	37.7%	30.0%	31.3%
Number of fixed rate loans	23	20	22
Weighted average interest rate — Fixed	9.61%	12.18%	11.71%
% of portfolio — Variable interest rate	62.3%	70.0%	68.7%
Number of variable rate loans	37	36	40
Weighted average interest rate — Variable	12.53%	12.72%	12.39%
Principal balance % by state:
Arizona	53.5%	49.6%	47.9%
California	17.1%	27.5%	28.9%
New Mexico	1.4%	1.0%	0.9%
Texas	15.7%	6.8%	9.1%
Idaho	3.2%	10.2%	8.1%
Minnesota	5.2%	3.0%	2.7%
Nevada	1.9%	1.9%	1.3%
Utah	2.0%	—	1.1%
Interest payments over 30 days delinquent	$6,903	$211	$1,134
Loans past scheduled maturity	29	16	24
Principal balance of loans past scheduled maturity	$326,949	$130,261	$210,198
Number of loans in non accrual status	32	7	11
Principal balance of loans in non accrual status	$250,000	$91,881	$95,624
Allowance for credit losses	$282,910	$1,900	$300,310
Allowance for credit losses as % of loan principal outstanding	46.9%	0.4%	48.9%

*	Where applicable, quarterly results are annualized to allow for compatability with annual results.

Results of Operations for the Three Months Ended March 31, 2009 and 2008
As allowed by the Fund’s Operating Agreement, effective October 1, 2008, the Manager elected to suspend certain activities of the Fund, including the acceptance of any additional Member investments in the Fund, the payment of outstanding redemptions requests, and the identification and funding of any new loans (excluding financing of new loans in connection with the sale of collateral under existing loans or the sale of real estate owned). This election to suspend the Fund’s activities was made in order to preserve the Fund’s capital and to stabilize the Fund’s operations and liquid assets in order to meet future obligations, including those pursuant to current loan commitments.
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
Revenues

	Three Months Ended March 31,
	2009	2008	$ Change	% Change
Interest and Fee Income:
Mortgage Loans	$11,938	$15,825	$(3,887)	(24.6%)
Investments and Money Market Accounts	36	779	(743)	(95.4%)

Total Interest and Fee Income	$11,974	$16,604	$(4,630)	(27.9%)

During the three months ended March 31, 2009, income from mortgage loans was $11,938, a decrease of $3,887, or 24.6%, from $15,825 for the three months ended March 31, 2008.
The year over year decrease in mortgage loan income is attributable to the decrease in the income-earning portion of the Fund’s loan portfolio. While the total loan portfolio was $603,628 at March 31, 2009 as compared to $484,828 at March 31, 2008, the income-earning loan balance was comparable at $353,628 and $392,947 for the same periods, respectively. Additionally, the average portfolio interest rate (including performing and nonperforming loans) was 11.42% at March 31, 2009 as compared to 12.56% at March 31, 2008. Also, the Fund recognized $1,904 in accreted interest income during the three months ended March 31, 2008 as compared to none in 2009. The accreted interest was recorded in connection with certain loans purchased at a discount. Additionally, the Fund recognized approximately $1,445 in default interest, fees and other gains during the three months ended March 31, 2008, as compared with none in 2009. Due to the rapid and dramatic decline of the economy and real estate and credit markets, we anticipate an increase in defaults and foreclosures, which will likely result in an increase in non-accrual loans and real estate owned, which are non-interest earning assets. As such, we anticipate a significant decrease in mortgage income in future periods.

During the three months ended March 31, 2009, interest income from investment and money market accounts was $36, a decrease of $743, or 95.4%, from $779 for the three months ended March 31, 2008. The decrease in investments and money market interest revenues is directly attributable to an decrease in the average amount of cash available for short-term investment. The decrease in cash is attributable to the suspension of certain of the Fund’s activities, the use of Fund cash to fund remaining loan commitments and distributions to Members, and the decrease in loan payoffs. Given these factors and the lack of available take-out financing available to our borrowers, we anticipate a decrease in cash and cash equivalents for the foreseeable future. As such, we anticipate a decrease in investment income in future periods.
Expenses

	Three Months Ended March 31,
	2009	2008	$ Change	% Change
Expenses:
Management Fees	$249	$247	$2	0.8%
Default Related and Other Expenses	649	94	555	590.4%
Interest Expense:
Borrowings on Note Payable	—	29	(29)	(100.0%)

Total Expenses	$898	$370	$528	142.7%

During the three months ended March 31, 2009, management fee expense was $249, an increase of $2, or 0.8%, from $247 for the three months ended March 31, 2008. Management fee expense as a percentage of mortgage interest income for the Fund was 2.08% and 1.56% for the three months ended March 31, 2009 and 2008, respectively. The slight increase in management fee expense for the three months ended March 31, 2009 is directly related to the comparable “Earning Asset Base” of the Fund’s loan portfolio at March 31, 2009 and 2008, as previously described, and a higher average Earning Asset Base over the respective three month periods. The increase in management fees as a percentage of mortgage income is attributed to the increase in “non-earning” or non-accrual assets, which as described above, are removed from the asset base on which management fees are computed. In addition, the computation of management fees do not consider the recognition of default interest and fees recognized during the three months ended March 31, 2008 as compared to none in 2009.
Default related and other expenses include direct expenses related to defaulted loans, foreclosure activities, or property acquired through foreclosure. Such direct costs include legal fees, consulting fees, valuation costs related to such assets, operating costs of real estate owned, and an allocation of salaries of personnel who spend time on defaulted loans, foreclosure activities, or property acquired through foreclosure. Additionally, such costs include public reporting related expenses. During the three months ended March 31, 2009 and 2008, default related expenses were $649 and $94, respectively, an increase of $555 or 590.4%. The increase in default related expenses is attributable to the increasing defaults and foreclosures experienced by the Fund in 2009 as compared to 2008. Given the anticipated increase in defaults and foreclosures, we anticipate a decrease in management fees and an increase in default related costs in future periods. However, the expected changes in these balances cannot be determined with certainty.

Interest expense includes interest incurred in connection with loan participations issued to third parties, borrowings from the Manager and borrowings from a bank. During the three months ended March 31, 2009, interest expense was $0, a decrease of $29, or 100%, from $29 for the three months ended March 31, 2008. Interest expense for the three months ended March 31, 2008 was incurred in connection with the $10,000 note payable to a bank, of which only $8,000 was drawn and was paid off in the second quarter of 2008. The Fund had no borrowings in the first quarter of 2009, although subsequent to March 31, 2009, the Fund borrowed $6,000 from the Manager, which will result in interest expense in future periods.
Net Earnings

	Three Months Ended March 31,
	2009	2008	$ Change	% Change

Net Earnings	$11,076	$16,234	$(5,158)	(31.8%)

Net earnings consist of interest and fee income reduced by management fee expense, default related expenses, interest expense and other expenses. For the three months ended March 31, 2009, net earnings totaled $11,076, a decrease of $5,158, or 31.8%, from net earnings of $16,234 for the three months ended March 31, 2008. This decrease in net earnings is attributed to the decrease in the Fund’s income-earning loan portfolio balances contributing to lower interest income and default fees, lower cash balances contributing to lower investment income, and an increase in default related expenses incurred.
Fund Manager Fund-Related Income and Expense
In accordance with Article 14 of our Operating Agreement, our Manager receives from borrowers, either directly or from loan proceeds, all revenue and fees from loan origination, processing, servicing and extension. For the three months ended March 31, 2009 and 2009, the Manager earned origination, processing and other related fees of approximately $2,485 and $3,658, respectively, substantially all of which were earned on loans funded by the Fund.
In addition, our overhead and certain operating expenses are paid by our Manager, as specified by the Operating Agreement. Such costs include payroll and direct costs associated with loan origination activities, as well as Member development and operations and other general overhead costs. Based on management estimates, during the three months ended March 31, 2009 and 2008, the Manager incurred Fund-related expenses as follows:

	Three months ended March 31,
	2009	2008
Fund-related Expenses Paid by Manager:
Operations-related expenses	$1,572	$2,928
Origination-related expenses	892	1,662

Total	$2,464	$4,590

Effective October 1, 2008, the Fund, among other things, suspended its funding of new loans (although the Fund may finance new loans in connection with the sale of collateral under existing loans or the sale of real estate owned). As substantially all Fund loans are originated by IMH, the Manager’s primary revenue source has also been suspended. Further, due to the nature of the United States economy and real estate and other markets, neither the Fund nor IMH can predict when loan originations and funding will re-commence, if ever. For information regarding our Manager’s ability to continue as a going concern, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview of the Business — Going Concern.”

Changes in the Loan Portfolio Profile
As previously discussed, effective October 1, 2008, the Manager elected to suspend certain activities of the Fund, including the identification and funding of any new loans. Accordingly, the ability of our Manager to make adjustments to our loan portfolio is significantly impaired. In addition, in an effort to preserve the Fund’s collateral, the Manager has had to modify certain existing loans, often times by extending maturity dates, and, in the absence of available credit financing to repay our loans, the Manager will likely need to modify additional loans in the future or foreclose on such loans.
Average Loan Size
While the Fund elected to suspend the identification and funding of new loans effective October 1, 2008, we funded one loan in the first quarter of 2009 totaling $392 in connection with the financing of a sale of certain collateral by an existing borrower to an unrelated party. In the first quarter of 2008, we originated four new loans with an average note balance of $23,355. At March 31, 2009, the average principal balance for performing loans was $12,630, as compared to $10,161 at December 31, 2008.
Geographic Diversification
While a large percentage of our loan portfolio is invested primarily in mortgage loans where the collateral is located in Arizona and California, we also currently have loans in New Mexico, Texas, Idaho, Minnesota, Nevada and Utah. As of March 31, 2009 and December 31, 2008, the geographic concentration of loan outstanding principal balances, net of the allowance for credit loss, by state, follows:

	March 31, 2009					December 31, 2008
	Oustanding	Allowance for	Net Carrying			Oustanding	Allowance for	Net Carrying
	Principal	Credit Loss	Amount	Percent	#	Principal	Credit Loss	Amount	Percent	#
Arizona	$281,942	$(110,237)	$171,705	53.5%	29	$294,362	$(128,499)	$165,863	52.9%	31
California	179,185	(124,422)	54,763	17.1%	20	177,255	(124,422)	52,833	16.9%	20
New Mexico	5,240	(637)	4,603	1.4%	2	5,240	(637)	4,603	1.5%	2
Texas	56,020	(5,781)	50,239	15.7%	4	55,825	(5,781)	50,044	16.0%	4
Idaho	49,578	(39,320)	10,258	3.2%	2	49,578	(38,458)	11,120	3.5%	2
Minnesota	16,590	—	16,590	5.2%	1	16,590	—	16,590	5.3%	1
Nevada	7,969	(1,876)	6,093	1.9%	1	7,969	(1,876)	6,093	1.9%	1
Utah	7,104	(637)	6,467	2.0%	1	7,035	(637)	6,398	2.0%	1

Total	$603,628	$(282,910)	$320,718	100.0%	60	$613,854	$(300,310)	$313,544	100.0%	62

The concentration of our loan portfolio in California and Arizona, which are markets in which values have been severely impacted by the decline in the real estate market, totals 70.6% at March 31, 2009. As the Fund has stopped funding new loans, our ability to diversify our portfolio is significantly impaired.

Interest Rate Information
Our loan portfolio includes loans that carry variable and fixed interest rates. All variable interest rate loans are indexed to the Prime rate with floors. At March 31, 2009 and December 31, 2008, the Prime rate was 3.25%.
At March 31, 2009, 62.3% of our portfolio consisted of variable rate loans, compared to 68.7% at December 31, 2008. The weighted average interest rate on variable rate loans was 12.53% and 12.39% at March 31, 2009 and December 31, 2008, respectively. The increase in the average variable rate at March 31, 2009 as compared to December 31, 2008 is attributed to the foreclosure of lower variable rate loans and the modification of certain variable rate loans to lower fixed rates. Similarly, the Fund experienced an increase in the average spread over the Prime interest rate (Prime rate plus 9.28% at March 31, 2009 as compared to Prime rate plus 9.14% at December 31, 2008). At March 31, 2009 and December 31, 2008, all variable rate loans outstanding had an interest rate floor and no ceiling interest rates. Accordingly, if the Prime interest rate increases during the life of the loans, interest rates on substantially all these loans would adjust upward. Conversely, as the Prime interest rate decreases, the interest rates on such loans do not decline below the floor rates, which is typically the original interest rate at the time of origination. For the impact of proforma increases or decreases in the Prime rate, see the discussion of “Quantitative and Qualitative Disclosures about Market Risk” located elsewhere in this Form 10-Q.
At March 31, 2009, 37.7% of our portfolio consisted of fixed rate loans, compared with 31.3% at December 31, 2008. The average rate on fixed rate loans as of March 31, 2009 and December 31, 2008 was 9.61% and 11.71%, respectively. The reduction in rates between these periods reflects the foreclosure of certain fixed rate loans, the origination of lower yielding fixed rate loans, and loan modifications which convert variable rate loans to lower rate fixed rate loans.
As of March 31, 2009 and December 31, 2008, respectively, outstanding principal balances (including non-accrual loans), net of the allowance for credit loss, summarized by fixed and variable interest rates within selected interest rate ranges and other portfolio information, were as follows:

	March 31, 2009
	Fixed Rate		Variable Rate		Total
		Outstanding		Outstanding		Outstanding	Allowance for	Net Carrying
	#	Principal	#	Principal	#	Principal	Credit Loss	Amount	%
Current Rate:
6.00%	1	$5,890	—	$—	1	$5,890	$—	$5,890	1.8%
8.00%	2	3,892	—	—	2	3,892	—	3,892	1.2%
8.25%	1	51,388	—	—	1	51,388	—	51,388	16.0%
9.00%	1	1,622	—	—	1	1,622	(751)	871	0.3%
10.00%	1	26,867	—	—	1	26,867	(23,226)	3,641	1.1%
11.00%	—	—	1	1,982	1	1,982	—	1,982	0.6%
11.50%	2	2,572	6	95,206	8	97,778	(15,928)	81,850	25.5%
11.75%	1	4,773	—	—	1	4,773	—	4,773	1.5%
12.00%	8	61,881	9	69,138	17	131,019	(48,198)	82,821	25.8%
12.25%	1	631	3	56,730	4	57,361	(52,775)	4,586	1.4%
12.50%	1	1,739	6	22,227	7	23,966	(18,026)	5,940	1.9%
12.75%	1	37,949	—	—	1	37,949	(25,394)	12,555	3.9%
13.00%	3	28,661	9	54,946	12	83,607	(64,831)	18,776	5.9%
13.75%	—	—	2	6,528	2	6,528	(3,781)	2,747	0.9%
14.25%	—	—	1	69,006	1	69,006	(30,000)	39,006	12.2%

Total	23	$227,865	37	$375,763	60	$603,628	$(282,910)	$320,718	100.0%

% of Portfolio		37.7%		62.3%		100.0%

Weighted Average Rate		9.61%		12.53%		11.42%

Number of Loans		23		37		60

Average Principal		$9,907		$10,156		$10,060

	December 31, 2008
	Fixed Rate		Variable Rate		Total
		Outstanding		Outstanding		Outstanding	Allowance for	Net Carrying
	#	Principal	#	Principal	#	Principal	Credit Loss	Amount	%
Current Rate:
8.00%	1	$3,500	—	$—	1	$3,500	$—	$3,500	1.1%
9.00%	1	10,461	1	1,622	2	12,083	(10,175)	1,908	0.6%
10.00%	1	26,709	—	—	1	26,709	(23,226)	3,483	1.1%
11.00%	—	—	1	1,981	1	1,981	—	1,981	0.6%
11.25%	—	—	1	46,020	1	46,020	—	46,020	14.7%
11.50%	2	2,651	6	94,283	8	96,934	(15,928)	81,006	25.8%
11.75%	1	4,752	—	—	1	4,752	—	4,752	1.5%
12.00%	10	75,758	9	67,683	19	143,441	(54,499)	88,942	28.4%
12.25%	1	631	3	55,850	4	56,481	(52,775)	3,706	1.2%
12.50%	1	1,929	6	22,227	7	24,156	(18,026)	6,130	2.0%
12.75%	1	37,935	—	—	1	37,935	(25,394)	12,541	4.0%
13.00%	3	27,897	9	54,947	12	82,844	(64,831)	18,013	5.7%
13.25%	—	—	1	2,821	1	2,821	(1,675)	1,146	0.4%
13.75%	—	—	2	6,528	2	6,528	(3,781)	2,747	0.9%
14.25%	—	—	1	67,669	1	67,669	(30,000)	37,669	12.0%

Total	22	$192,223	40	$421,631	62	$613,854	$(300,310)	$313,544	100.0%

Concentration by Category based on Collateral’s Development Status
As of March 31, 2009 and December 31, 2008, respectively, loan outstanding principal balances, net of the allowance for credit loss, by development status of the underlying collateral, were as follows:

	March 31, 2009			December 31, 2008
	Amount	%	#	Amount	%	#
Pre-entitled Land:
Held for Investment	$7,178	1.2%	2	$7,178	1.2%	2
Processing Entitlements	194,393	32.2%	11	200,902	32.8%	12

	201,571	33.4%	13	208,080	34.0%	14

Entitled Land:
Held for Investment	115,605	19.2%	17	114,307	18.6%	17
Infrastructure under Construction	59,287	9.8%	4	57,908	9.4%	4
Improved and Held for Vertical Construction	44,888	7.4%	4	54,486	8.9%	5

	219,780	36.4%	25	226,701	36.9%	26

Construction & Existing Structures:
New Structure — Construction in-process	41,001	6.8%	14	43,814	7.1%	14
Existing Structure Held for Investment	37,867	6.3%	5	37,482	6.1%	5
Existing Structure — Improvements	103,409	17.1%	3	97,777	15.9%	3

	182,277	30.2%	22	179,073	29.1%	22

Total	603,628	100.0%	60	613,854	100.0%	62

Less: Allowance for Credit Loss	(282,910)			(300,310)

Net Carrying Value	$320,718			$313,544

As of March 31, 2009 and December 31, 2008, respectively, loan outstanding principal balances, net of the allowance for credit loss, by expected end-use of the underlying collateral, were as follows:

	March 31, 2009			December 31, 2008
	Amount	%	#	Amount	%	#

Residential	$262,898	43.6%	36	$278,644	45.4%	37
Mixed Use	206,957	34.3%	10	206,691	33.7%	11
Commercial	132,703	22.0%	13	127,449	20.8%	13
Industrial	1,070	0.1%	1	1,070	0.1%	1

Total	603,628	100.0%	60	613,854	100.0%	62

Less: Allowance for Credit Loss	(282,910)			(300,310)

Net Carrying Value	$320,718			$313,544

IMH estimates that, as of March 31, 2009, approximately 61% of the valuation allowance is attributable to residential-related projects, 36% to mixed use projects, and the balance to commercial and industrial projects.
The concentration of loans by type of collateral and end-use is expected to remain consistent within the current portfolio. As of March 31, 2009 and December 31, 2008, the concentration of loans by type of collateral and end-use was relatively consistent over these periods.
Borrower and Borrower Groups
Our investment guidelines provide that no single loan should exceed 10% of the total of all outstanding loans and that aggregate loans outstanding to one borrower or borrower group should not exceed 20% of the total of all outstanding loans. As of March 31, 2009 and December 31, 2008, there was one individual borrower whose aggregated borrowings totaled $69,006 and $67,670, respectively which was approximately 11% of our total mortgage loan principal balance outstanding (although at the time of origination, the principal balance was less than 10% of the total mortgage loan principal balance outstanding).
Changes in the Portfolio Profile — Scheduled Maturities
The outstanding principal balance of mortgage investments, net of the allowance for credit loss, as of March 31, 2009 have scheduled maturity dates within the next several quarters as follows:

March 31, 2009
Quarter	Amount	Percent	#
Matured	$326,949	54.1%	29
Q2 2009	87,457	14.4%	6
Q3 2009	70,442	11.7%	9
Q4 2009	5,823	1.0%	1
Q1 2010	991	0.2%	2
Q2 2010	51,388	8.5%	1
Q3 2010	56,686	9.4%	10
Q1 2011	3,500	0.6%	1
Q1 2012	392	0.1%	1

Total	603,628	100.0%	60

Less: Allowance for Credit Loss	(282,910)

Net Carrying Value	$320,718

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
Real Estate Held for Development
Real estate held for development consists primarily of properties acquired as a result of foreclosure or purchase and is reported at the lower of carrying value or fair value, less estimated costs to sell the property. The Fund had $69,467 and $62,781 of such assets at March 31, 2009 and December 31, 2008, respectively. During the three months ended March 31, 2009, the Fund acquired 3 real estate assets through foreclosure of the related mortgage loans with an estimated fair value of $5,953. During the year ended December 31, 2008, the Fund took title to the underlying real estate collateral of 9 loans in default with a net carrying value of approximately $55,318 at December 31, 2008. Additionally, in March 2008, the Fund purchased certain real estate with a current carrying value of approximately $7,463, located in Arizona that is contiguous to the collateral property of certain loans in the loan portfolio, in order to maintain and enhance the overall project value. All real estate held for development is located in California, Arizona, and Texas.
A summary of real estate held for development, by state, follows:

	# of	Aggregate Net
State	Projects	Book Value
California	3	14,116
Texas	2	14,299
Arizona	8	41,052

Total	13	69,467

Of the above balances, approximately 96% were originally projected for development of residential real estate and 4% were scheduled for mixed used real estate development. IMH is currently evaluating its use and liquidation options with respect to these projects.
The Manager has established an asset management department to manage the activities of any projects acquired through foreclosure or by other means. Such activities include the preparation of analyses to evaluate various alternatives to determine the highest and best use for the development and ultimate liquidation of such projects. The Manager continues to evaluate various alternatives for the ultimate disposition of such investments, including partial or complete development of such properties or disposal of such properties on an as-is basis. Project development alternatives may include, either through joint venture or on a project management basis, the development of the project through entitlement, completion of various improvements or complete vertical construction. Although the Manager has been approached on an unsolicited basis by third parties expressing an interest in purchasing certain real estate owned, the Manager has not developed or adopted any formal plan to dispose of such assets to date. Accordingly, no such assets are reflected as held for sale.

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
The Loan Loss Reserve has historically been maintained in a segregated cash account. It is not a loss reserve that constitutes an expense as defined under GAAP or for income tax purposes. It consists of net earnings that have been previously allocated to Members and included in the Members’ taxable income, but which have not been distributed to the Members, and is known as retained earnings under GAAP. The entire retained earnings balance was depleted as of March 31, 2009 as a result of the recording of the non-cash valuation provision charge in 2008, resulting in an accumulated deficit of $320,946 at March 31, 2009. Upon a Member’s complete withdrawal from the Fund, the net amount of the Loan Loss Reserve allocable to the withdrawing Member has historically been paid to the Member as a part of the redemption of the Member’s units. However, no such amounts are available for distribution as of March 31, 2009.
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
No provision for credit loss was recorded during the quarter ended March 31, 2009. The Fund recorded a provision for credit loss of $323,175 during the year ended December 31, 2008. However, this non-cash reserve item did not impact earnings distributed to Members, and the portion of the provision for credit loss attributable to the loan portfolio is not deductible for tax purposes until the related assets are liquidated and the loss, if any, is realized.

Mortgage Loans, Participations and Loan Sales
For purposes of meeting liquidity demands, the Fund has historically entered into the partial sale of loans through loan participation agreements with various third parties and the Manager. Origination fees (points) paid to the participants in connection with the participation transactions were paid by the Manager in accordance with the Operating Agreement. No participations were issued during the three months ended March 31, 2009 or 2008. Additionally, the Fund occasionally enters into agreements to sell whole loans to third parties. During the three months ended March 31, 2008, the Fund was approached by a third party that offered to purchase a loan from the Fund at 101% of its par value. Due to the nature of this transaction, it was treated as an investing activity in the consolidated statement of cash flows rather than a financing activity, which is how the Fund’s typical whole loan sales are treated. While we have anticipated continuing to participate mortgage loans as liquidity needs arise, the Manager historically had not expected that loan sales would occur in the ordinary course of business. However, given the Manager’s decision to suspend certain of the Fund’s activities in order to prevent impairment of the Fund’s capital and operations and to meet its remaining funding commitments, certain loans are likely to be sold or participated in the future. While IMH expects that any future loan participations or loan sales will also occur at or near par, due in part to current market conditions, there can be no assurance that we will be able to do so. In light of current economic conditions, it may be necessary to employ alternative structures for loan participations.
In cases of whole loan sales or participations issued to our Manager, the transactions have been completed at par value, and the Manager has typically pledged the purchased loan to a commercial bank as collateral on its line of credit. The Manager uses the proceeds from the line of credit, together with other funds of the Manager, to execute the transactions. We have historically repurchased loans from the Manager, although we are not obligated to do so. The sales of whole loans and participations issued to the Manager are accounted for as secured borrowings, and are separately identified in our consolidated financial statements. No loans were sold to or participated with the Manager during the three months ended March 31, 2009 or 2008. However, subsequent to March 31, 2009, the Manager drew $6,000 under its line of credit and utilized such proceeds for the participation of certain Fund loans. The line of credit is collateralized by specific loans and underlying deeds of trust and a personal guarantee of the Manager’s Chief Executive Officer.
Distributions to Members
Historically, Fund Members elected to either reinvest distributable monthly earnings or to have earnings distributed to them in cash. Effective October 1, 2008, the Fund suspended the option by which Members could reinvest monthly distributions. For the three months ended March 31, 2009 and 2008, the Fund’s total net distributions to Members were $9,690 and $16,004, respectively, which translated into net distributions of $132.67 and $265.77 per weighted average membership unit over the same periods, respectively. Distributions reinvested, which is a non-cash transaction, totaled $0 and $8,421 for the three months ended March 31, 2009 and 2008, respectively, respectively, representing 0% and 52.62%, respectively, of total Member distributions. The decrease in reinvested Member distributions is attributed to the Fund’s suspension of the distribution reinvestment plan effective October 1, 2009. Accordingly, until such time that the distribution reinvestment plan is reinstated, if ever, any future monthly distributions will be made in cash.
Annualized Rate of Return to Members on Distributions
The annualized yield based on distributions made to the Fund’s Members was 5.38% and 10.55% for the three months ended March 31, 2009 and 2008, respectively. The year over year reduction in the annualized yield is attributable to the reduction in the deployment ratio of available capital to loans funded, an increase in the number of loans placed in non-accrual status, the change in the Prime rate over these periods (which has resulted in lower interest bearing loans) and the increase in real estate held for development (which is a non-earning asset).
Redemptions
Effective October 1, 2008, the Manager elected to, among other actions, suspend the acceptance and payment of all redemption requests. During the three months ended March 31, 2009 and 2008, the Fund paid redemptions, including retained earning amounts returned on full redemptions, totaling $0 and $42,435, respectively, which, expressed as a percentage of new Member investment (including reinvestments), was 0% and 50.17%, respectively, over the same periods.

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
Summary of Existing Loans in Default
At March 31, 2009, 40 loans with outstanding principal balances totaling $383,744 were in default, of which 29 with outstanding principal balances totaling $326,949 were past their respective scheduled maturity dates, and the remaining 11 loans were in default as a result of delinquency on outstanding interest payments. At December 31, 2008, 28 loans with outstanding principal balances totaling $226,630 were in default, of which 24 with outstanding principal balances totaling $210,198 were past their respective scheduled maturity dates, and the remaining 4 loans were in default as a result of delinquency on outstanding interest payments. In light of current economic conditions and in the absence of a recovery of the credit markets, it is anticipated that many if not most loans will not pay off at the scheduled maturity.
The Fund has commenced foreclosure on 8 of the 40 loans in default. It is anticipated that foreclosure action will commence on an additional 11 loans, and the Fund is negotiating with the borrowers and assessing the possibility of modifications of loan terms for the remaining 21 loans in default. Threre are two loans in default involved in bankruptcy reorganizations. For another loan in default, the Fund is a participating lender and the lead lender has commenced foreclosure proceedings.
At March 31, 2009, 32 loans in non-accrual status had outstanding principal balances totaling $250,000. Total contractual interest due under the loan terms for the non-accrual loans was $12,814, of which $7,015 is included in accrued interest receivable in the balance sheet, and of which $5,799 has not been recognized as income by the Fund. The remaining 8 loans in default had outstanding principal balances totaling $133,744, with accrued interest due totaling $3,658, which is included in accrued interest receivable in the Fund’s balance sheet. Excluding the loans in bankruptcy reorganization and those in default as a result of nonpayment of interest, loans in default were past their scheduled maturities by a range of 31 to 364 days as of March 31, 2009.

The geographic concentration of loans in default, net of the allowance for credit loss, at March 31, 2009 is as follows:

	Percent of						Non-Accrued
	Outstanding		Outstanding	Allowance for	Net Carrying	Accrued	Note
	Principal	#	Principal	Credit Loss	Amount	Interest	Interest	Total
Arizona	36.0%	16	$138,069	$(68,059)	$70,010	$3,429	$1,045	$74,484
Idaho	12.9%	2	49,578	(39,320)	10,258	1,948	1,491	13,697
California	40.4%	15	155,196	(120,407)	34,789	4,012	2,372	41,173
Minnesota	4.3%	1	16,590	—	16,590	495	322	17,407
Texas	2.9%	3	11,102	(5,781)	5,321	427	210	5,958
Nevada	2.1%	1	7,969	(1,876)	6,093	319	236	6,648
New Mexico	1.4%	2	5,240	(637)	4,603	43	123	4,769

	100.0%	40	$383,744	$(236,080)	$147,664	$10,673	$5,799	$164,136

Of the loans in default at March 31, 2009, 45% of such loan balances related to residential end-use projects, 50% related to mixed-use projects, and 5% related to commercial and industrial projects.
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
In the latter part of 2008, the global and U.S. economies experienced a rapid decline resulting in unprecedented disruptions in the real estate, credit and other markets. As a result of these factors, IMH recorded a valuation provision using management’s development/residual analysis approach, reflecting lower pricing assumptions and a significant increase in discount factors to reflect market risk.
In the fourth quarter of 2008, the Fund engaged independent third-party appraisal firms to assist with our analysis of fair value of the loan portfolio as of December 31, 2008. For detailed information regarding this process, please see Note 4 to our audited financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Important Relationships Between Capital Resources and Results of Operations — Prospective Trends — Loan Portfolio Valuation Analysis” in our previously filed Annual Report on Form 10-K.
The results of our annual process were re-assessed in the first quarter of 2009 to determine whether any valuation adjustments were considered necessary.
Given the recent completion of the December 31, 2008 valuations and the lack of significant change in market conditions in the first quarter of 2009, except for the transfer of real estate assets acquired through foreclosure during the period at estimated fair value, no adjustment to the valuation allowance was made during the first quarter of 2009. As of March 31, 2009 and December 31, 2008, the allowance for credit loss totaled $282,910 and $300,310, respectively, representing 46.9% and 48.9%, respectively, of the total loan portfolio principal balances. IMH estimates that approximately 61% of the valuation allowance is attributable to residential-related projects, 36% to mixed use projects, and the balance to commercial and industrial projects. With the existing allowance recorded as of March 31, 2009 and December 31, 2008, IMH believes that as of the reporting date, the fair value of the underlying collateral of the Fund’s loan portfolio is sufficient to protect the Fund against any loss of the net carrying value of loan principal or accrued interest, and that no additional allowance for credit loss is considered necessary. While the above results reflect management’s assessment of fair value as of March 31, 2009 and December 31, 2008 based on currently available data, IMH will continue to evaluate the loan portfolio in the remaining quarters of 2009 and beyond to determine the adequacy and appropriateness of the allowance for credit loss and to update our loan-to-value ratios. Depending on market conditions, such updates may yield materially different values and potentially increase or decrease the valuation allowance.

A rollforward of the allowance for credit loss as of March 31, 2009 follows:

2009
Balance at beginning of period	$300,310
Valuation charge for current fair value	—
Transferred to other accounts	(17,400)

Balance at end of period	$282,910

Trends in Interest Income and Effective Portfolio Yield
At March 31, 2009 and December 31, 2008, our loan portfolio had a weighted average note rate of 11.42% and 12.18%, respectively. For the income on these yields to be fully realized, all loans must be “performing” and accrued interest income must be deemed to be collectible. At March 31, 2009 and December 31, 2008, accrued interest income totaled $11,569 and $10,453, respectively, and note rate interest earned but not accrued totaled approximately $12,211 and $7,793, respectively. Based on the Manager’s assessment of the Fund’s portfolio and current defaults, the Manager anticipates that additional loans will be placed in non-accrual status over the next several quarters resulting in the deferral (but not necessarily impairment) of corresponding amounts of interest income, default interest and fees. Moreover, IMH has modified certain loans in the Fund’s portfolio, the result of which has resulted in an extended term of maturity on such loans of two years or longer and, in some cases, has required the Fund to accept an interest rate reflective of current market rates, which are lower than in prior periods. Accordingly, the Manager believes that net interest income, as a percent of the total portfolio (the combined total of both accrual and non-accrual loans), will decline, thereby reducing monthly earnings and the resulting yields to our Members. While our Manager believes much of the deferred amounts may be ultimately realized, we cannot provide any assurance that any deferred amounts (including non-accrual interest, default interest or fees) will be realized or that future yields will approximate current or historical yields.
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
Additionally, subsequent to March 31, 2009, the Manager drew $6,000 under its line of credit with a bank and utilized such proceeds for the participation of certain Fund loans. The line of credit is collateralized by specific loans and underlying deeds of trust and a personal guarantee of the Manager’s Chief Executive Officer.
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
Contractual Obligations
Other than the financial obligations to the Manager under the Operating Agreement, as described elsewhere in this Form 10-Q, and funding commitments, as of March 31, 2009, the Fund did not have any contractual obligations as of such date. All of the Fund’s lending commitments as of March 31, 2009 are expected to be funded within one year. See “Liquidity and Capital Resources” for additional information.
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

For additional information regarding the requirements for and sources of liquidity, please refer to the discussion above and our previously filed Form 10-K. Except as discussed below, there have been no material changes in these requirements or sources since December 31, 2008.
Requirements for Liquidity
Loan Fundings
At March 31, 2009, 13 of our borrowers have established either funded or unfunded interest reserves, and 47 of our borrowers are scheduled to pay interest from other sources or have depleted any available interest reserves. On certain loans, upon their initial funding, the reserve for future interest payments is deposited into a controlled disbursement account in the name of the borrower for the benefit of the Fund. These accounts, which are held in the name of the borrowers, are not included in the accompanying balance sheets.
Estimated future commitments for construction or development costs, and for interest, are recorded on the consolidated balance sheets as an Undisbursed Portion of Loans-in-process and Interest Reserves, which are deducted from Mortgage Loan Note Obligations. As of March 31, 2009, undisbursed loans-in-process and interest reserves balances were as follows:

	Loans Held	Loans Held
	to Maturity	for Sale	Total
Undispersed Loans-in-process per Note Agreement	$56,245	$27,070	$83,315
Less: Amounts not Expected to be Funded	(45,740)	(11,460)	(57,200)

Undispersed Loans-in-process to be Funded	$10,505	$15,610	$26,115

The contractual amount of unfunded loans in process and interest reserves totaled $83,315 and $98,668 at March 31, 2009 and December 31, 2008, respectively. The decrease in this balance is due to funding of existing construction loan commitments in the first quarter of 2009. While the contractual amount of unfunded loans in process and interest reserves total $83,315 at March 31, 2009, IMH estimates that it will fund no more than $26,115. The difference of $57,200 is not expected to be funded and relates to loans which are in default, loans which have been modified to lower the funding amount, and loans whose funding is contingent on various project milestones, many of which have not been met to date and are not expected to be met at all given current economic conditions. Accordingly, these amounts are not reflected as funding obligations in the accompanying consolidated balance sheets.
While the Manager may choose to modify loan terms with current borrowers and to commit additional funds, if deemed appropriate by the Manager, the Fund had not executed any “Commitment to Fund” letters for new loans as of March 31, 2009.

Maintenance and Development Costs for Real Estate Owned
We require liquidity to pay costs and fees to preserve and protect the real estate we own. Real estate held for development consists primarily of properties acquired as a result of foreclosure or purchase and is reported at the lower of carrying value or fair value, less estimated costs to sell the property. At March 31, 2009 and December 31, 2008, our real estate owned was comprised of 13 properties and 10 properties, respectively, acquired through foreclosure or purchase, with a carrying value of $69,467 and $62,781, respectively. Costs related to the development or improvement of the assets are capitalized and costs relating to holding the assets are charged to expense. Cash outlays for capitalized development costs totaled $733 during the three months ended March 31, 2009. In addition, costs related to holding and maintaining such properties, which were expensed and included in default related expenses in the accompanying consolidated statement of operations, totaled approximately $210 during the three month period ended March 31, 2009. The nature and extent of future costs for such properties depends on the level of development undertaken, the number of additional foreclosures and other factors.
Our policies with respect to, and the reasoning behind the need for, liquidity to satisfy management fees and loan enforcement costs, interest expense, distributions to Members and for Member Redemptions, have not changed in any material respect since our previously filed Form 10-K. For updated information regarding our requirements for these purposes, please see the discussion above.
Sources of Liquidity
Loan Payments
The repayment of a loan at maturity creates liquidity. In the case of an extension, our Manager typically charges the borrower a fee for re-evaluating the loan and processing the extension. Borrowers do not customarily pay this fee out of their own funds, but instead usually pay the fee out of available unfunded loan proceeds, or by negotiating an increase in the loan amount sufficient to pay the fee. However, to the extent that we extend a loan, we do not generate liquidity because our Manager, and not the Fund, receives the extension fee, if any. During the three months ended March 31, 2009, the Fund received loan principal payments totaling $1,149. Excluding loan balances past scheduled maturity, the Fund owns loans with scheduled maturities in the second and third quarters of 2009 totaling $157,899. However, due to the state of the economy and the compressed nature of the real estate, credit and other markets, loan defaults have continued to rise and are expected to rise further and there can be no assurance that any part of these loans will be repaid, or when they will be repaid.
See the discussion above in Results of Operations for the Three Months Ended March 31, 2009 and 2008 for information regarding interest income.
Supplemental Liquidity
In addition to the customary liquidity elements discussed above, the Fund has certain additional sources to create liquidity should the need arise. In addition to the Fund having approximately $7,873 in cash on hand at March 31, 2009, the Fund’s Manager also has $6,200 in bank lines of credit available to monetize Fund loans. Subsequent to March 31, 2009, the Manager drew $6,000 under its line of credit with a bank and utilized such proceeds for the participation of certain Fund loans. Additionally, the Fund may create liquidity from the sale of real estate owned, whole loans or loan participations.
Cash Flows
Cash provided by operating activities was $9,879 and $13,584 for the three months ended March 31, 2009 and 2008, respectively. Cash provided by operating activities includes the cash generated from interest and other mortgage income from the Fund’s loan portfolio, offset by amounts paid for management fees to our Manager and interest paid on participated loans, to our Manager for short-term borrowings, and to banks for notes payable. The decrease in the year over year amount is attributed to the decrease in the income-earning balance of the Fund’s loan portfolio and resulting mortgage income.

Net cash used by investing activities was $13,184 and $2,286 for the three months ended March 31, 2009 and 2008, respectively. The increase in net cash used by investing activities was attributable to a decrease in the number and amount of mortgage loan fundings ($13,600 and $47,064 during the three months ended March 31, 2009 and 2008, respectively), coupled with a decrease in loan paydowns during the same periods ($1,149 and $20,538 during the three months ended March 31, 2009 and 2008, respectively). Moreover, the Fund decreased the amount expended on real estate held for development ($733 and $7,085 during the three months ended March 31, 2009 and 2008, respectively). In addition, the Fund generated $31,325 in proceeds from the sale of a whole loan in 2008 as compared to none in 2009.
Net cash used by financing activities was $12,637 for the three months ended March 31, 2009 as compared to net cash provided by financing activities of $43,750 for the same period in 2008. The primary reason for the decrease in cash from financing activities is the suspension of Fund activities, including the acceptance of member capital and payment of redemptions. Proceeds from the sale of Member units totaled $76,154 during the three months ended March 31, 2008 as compared to none in 2009. Additionally, Member redemptions totaled $30,745 for the three months ended March 31, 2008 as compared to none in 2009. Member distributions increased during the reporting period ($12,637 and $7,173 during the three months ended March 31, 2009 and 2008, respectively) as a result of the Fund’s suspension of the distribution reinvestment plan. Finally, the Fund generated proceeds from borrowings of $8,000 for the three months ended March 31, 2008 as compared to none in 2009.
Critical Accounting Policies
Our critical accounting policies are disclosed in our previously filed Annual Report on Form 10-K for the fiscal year ended December 31, 2008. During the three months ended March 31, 2009, there have been no significant changes in our critical accounting policies.
Recent Accounting Pronouncements
In April 2009, the FASB issued Staff Position No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. The FSP changes existing guidance for determining whether impairment of debt securities is other than temporary. The FSP requires other-than-temporary impairment to be separated into the amount representing the decrease in cash flows expected to be collected from a security (referred to as credit losses), which is recognized in earnings, and the amount related to other factors, which is recognized in other comprehensive income. The non-credit loss component of the impairment can only be classified in other comprehensive income if the holder of the security concludes (1) that it does not intend to sell the security and (2) that it is more likely than not that it will not be required to sell the security before the security recovers its value. If these two conditions are not met, the non-credit loss component of the impairment must also be recognized in earnings. Upon adoption of the FSP, the entity is required to record a cumulative-effect adjustment, as of the beginning of the period of adoption, to reclassify the non-credit loss component of previously recognized other-than-temporary impairment from retained earnings to accumulated other comprehensive income. We do not believe the adoption of these pronouncements will have a material impact on our consolidated financial statements.
In April 2009, the FASB issued Staff Position No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. The FSP, while emphasizing that the objective of fair value measurement described in SFAS No. 157, Fair Value Measurements, remains unchanged, provides additional guidance for determining whether market activity for a financial asset or liability has significantly decreased, as well as for identifying circumstances that indicate that transactions are not orderly. The FSP reiterates that if a market is determined to be inactive and the related market price is deemed to be reflective of a “distressed sale” price, then management judgment may be required to estimate fair value. The FSP identifies factors to be considered when determining whether or not a market is inactive. FSP 157-4 is not expected to have a material effect on our financial position or results of operations.

In April 2009, the FASB issued Staff Position No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP would amend SFAS No. 107, Disclosures About Fair Value of Financial Instruments, and Accounting Principles Board Opinion No. 28, Interim Financial Reporting, to require disclosures about fair values of financial instruments in all interim financial statements. Once adopted, the disclosures required by the FSP are to be provided prospectively. This pronouncement is not expected to have a material effect on our financial position or results of operations.
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
Our assets consist primarily of investments in short-term commercial mortgage investments, real estate held for development, interest and other receivables and cash and cash equivalents. The principal balance on our aggregate investment in mortgage loans was $603,628 and $613,854 at March 31, 2009 and December 31, 2008, respectively (before the $282,910 and $300,310 allowance for credit loss, respectively). Our loans historically have had original maturities between six and 18 months. The interest rates on these loans may be fixed, or may vary with the Prime interest rate, generally subject to a minimum rate floor. At March 31, 2009, the weighted average remaining scheduled term of our outstanding loans was 8.5 months (excluding loans past their scheduled maturity at March 31, 2009), with 37.7% of the total portfolio at fixed interest rates and 62.3% of the total portfolio at variable interest rates. At March 31, 2009, the weighted average rate on our fixed rate portfolio was 9.61%, and was 12.53% on our variable rate portfolio tied to the Prime interest rate. The weighted average interest rate on the aggregate portfolio was 11.42% at March 31, 2009.
Historically, due to the short-term maturities of our loans, the status of the Fund, and the existence of interest rate floors on our variable rate loans, market fluctuations in interest rates generally had not affected the fair value of our investment in the loans. However, given the significant decline in the fair value of the underlying real estate collateral securing our loans and the lack of available take-out financing, we have experienced a significant increase in loans in default and loans placed in non-accrual status that has adversely affected our operating results and are expected to continue to do so in the future. At March 31, 2009 and December 31, 2008, the percentage of our portfolio principal in default status was 63.6% and 36.9%, respectively, and the percentage of our portfolio principal in non-accrual status was 41.4% and 15.6%, respectively.

Significant and sustained changes in interest rates could also affect our operating results. If interest rates decline significantly, some of the borrowers could prepay their loans with the proceeds of a refinancing at lower interest rates. Assuming such loans could not be replaced by us with loans at interest rates similar to those which were prepaid (which, given our current status of not funding loans, is likely the case), such prepayments would reduce our earnings and funds available for distribution to Members. On the other hand, a significant increase in market interest rates could result in a slowdown in real estate development activity, which could reduce the demand for our real estate loans and the collateral securing such loans. Due to the complex relationship between interest rates, real estate investment and refinancing possibilities, we are not able to quantify the potential impact on our operating results of a material change in our operating environment other than interest rates. However, assuming our March 31, 2009 portfolio remained unchanged for one year, a 100 basis point increase in the prime interest rate would cause our portfolio yield to increase by 10 basis points to 11.52%. Conversely, with a 100 basis point decrease in the prime interest rate our portfolio yield would remain unchanged at 11.42%. The disproportionate result is due to the interest rate floor contained in our variable rate loans. The following table presents the impact on annual interest income, assuming all loans were performing, based on changes in the prime rate:

	March 31, 2009 Portfolio Information
	Fixed Rate	Variable Rate	Total
Outstanding Balance	$227,865	$375,763	$603,628
Current Weighted Average Yield	9.61%	12.53%	11.42%

Annualized Interest Income	$21,888	$47,065	$68,953

				Pro-forma	Change
	Change in Annual Interest Income			Yield	In Yield
	Fixed Rate	Variable Rate	Total
Increase in Prime Rate:
0.5% or 50 basis points	$—	$306	$306	11.47%	0.05%
1.0% or 100 basis points	$—	$612	$612	11.52%	0.10%
2.0% or 200 basis points	$—	$1,225	$1,225	11.63%	0.20%

Decrease in Prime Rate:
0.5% or 50 basis points	$—	$—	$—	11.42%	0.00%
1.0% or 100 basis points	$—	$—	$—	11.42%	0.00%
2.0% or 200 basis points	$—	$—	$—	11.42%	0.00%
The following table contains information about our mortgage loan principal balances as of March 31, 2009, presented separately for fixed and variable rates and the calendar quarters in which such mortgage investments mature.

Loan Rates:	Matured	Q2 2009	Q3 2009	Q4 2009	Q1 2010	Q2 2010	Q3 2010	Q1 2011	Q1 2012	Total
Variable	$222,020	$45,489	$47,124	$5,823	$360	$—	$54,947	$—	$—	$375,763
Fixed	104,929	41,968	23,318	—	631	51,388	1,739	3,500	392	227,865

	$326,949	$87,457	$70,442	$5,823	$991	$51,388	$56,686	$3,500	$392	603,628

Less: Allowance for Credit Loss										(282,910)

Net Carrying Value										$320,718

As of March 31, 2009, we had cash and cash equivalents totaling $7,873 (or 2% of total assets), all of which were held in bank accounts or highly liquid money market accounts or short-term certificates of deposit. We have historically targeted 3%-5% of our assets to be held in such accounts as a working capital reserve. However, our actual deployment may vary depending on the timing and amount of investor capital raised and the timing and amount of loans identified and funded. We believe that these financial assets do not give rise to significant interest rate risk due to their short-term nature.

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
Based on this evaluation, the Chief Executive Officer and Chief Financial Officer of IMH have concluded that our disclosure controls and procedures were effective as of the period ended March 31, 2009 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to management of IMH, including the principal executive officer and principal financial officer of IMH, as appropriate to allow timely decisions regarding required disclosure.
Changes to Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our fiscal quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our evaluation of the effectiveness of our internal control over financial reporting.
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
We are in the business of investing in mortgage investments and, as such, we risk defaults by borrowers. Any failure of a borrower to repay loans or to pay interest on loans will reduce our revenue and distributions to Members, if any, and potentially the value of the units and Members’ interest in the Fund as a whole. At March 31, 2009, 40 loans with principal balances totaling $383,744 were in default, and we had commenced foreclosure proceedings on 8 of the 40 related loans. It is anticipated that foreclosure action will commence on an additional 11 loans, and the Fund is negotiating with the borrowers and assessing the possibility of modifications of loan terms for the remaining 21 loans in default. In addition, during the three months ended March 31, 2009, the Fund took title to the underlying real estate collateral of 3 loans in default with a carrying value of approximately $5,953 at March 31, 2009. In the opinion of management, the estimated net realizable value of such properties exceeds the carrying value of the Fund’s investment in the properties at March 31, 2009.
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
We may refinance existing loans at rates lower than those currently recognized by the Fund.
Substantially all of our variable rate loans contain provisions for interest rate floors, which has allowed to the Fund to benefit from interest rate terms well in excess of the current Prime rate. However, given current market conditions and the likely necessity to extend loans to 24 months or longer, management anticipates that certain loans will be negotiated at terms that are more reflective of current market rates, which is expected to result in lower mortgage income for the Fund.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Prior to suspending the acceptance of additional capital, we offered and sold our units in reliance upon an exemption from the registration requirements of the Securities Act provided by Rule 506 of Regulation D under the Securities Act, which is a safe harbor under Section 4(2) of the Securities Act relating to sales not involving any public offering. We offered the units through our Manager and its executive officers, none of whom receive any direct compensation or remuneration for such sales, and through a network of licensed broker-dealers and their respective registered representatives. The securities were offered and sold only to “accredited investors” within the meaning of Rule 501 of Regulation D under the Securities Act and without the use of any advertising or general solicitation. Any sales commissions or other forms of remuneration paid to broker-dealers or their respective registered representatives in connection with the sale of units are paid by the Manager. Generally, broker-dealer selling agreements provide for a 2% selling commission and a 25 basis point trail commission, which is an annual commission paid on the balance of units sold by a broker-dealer or its registered representatives that are outstanding at each anniversary of the initial issuance of the units. All proceeds from the sale of units were used to fund short-term commercial mortgage loans and for working capital. As discussed elsewhere in this Form 10-Q, the Fund stopped accepting Members capital and permitting Members to reinvest distributions effective October 1, 2008. Accordingly, there were no sales of Member units during the quarter ended March 31, 2009. For information regarding sales of units that were made prior to October 1, 2008, see the reports we have previously filed with the SEC.

Item 6. Exhibits.

Exhibit No.		Description
3.1		IMH Secured Loan Fund, LLC Certificate of Formation (incorporated by reference to Exhibit 3.1 of the Annual Report on Form 10-K, File No. 000-52611, filed on March 31, 2008)

4.1
IMH Secured Loan Fund, LLC Restated Limited Liability Company Operating Agreement (incorporated by reference to Exhibit 4.1 of the Registration Statement on Form 10, File No. 000-52611, filed by IMH Secured Loan Fund, LLC on April 30, 2007)

4.2		Form Subscription Agreement (incorporated by reference to Exhibit 4.2 of the Registration Statement on Form 10, File No. 000-52611, filed by IMH Secured Loan Fund, LLC on April 30, 2007)

31.1	*	Certification of Chief Executive Officer of Investors Mortgage Holdings, Inc., manager of IMH Secured Loan Fund, LLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of Chief Financial Officer of Investors Mortgage Holdings, Inc., manager of IMH Secured Loan Fund, LLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*†
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

Date: May 15, 2009	IMH SECURED LOAN FUND, LLC

	By:	Investors Mortgage Holdings, Inc.
	Its:	Manager

	By:	/s/ Steven Darak Steven Darak Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)

INDEX TO EXHIBITS

Exhibit
No.		Description
3.1		IMH Secured Loan Fund, LLC Certificate of Formation (incorporated by reference to Exhibit 3.1 of the Annual Report on Form 10-K, File No. 000-52611, filed on March 31, 2008)

4.1
IMH Secured Loan Fund, LLC Restated Limited Liability Company Operating Agreement (incorporated by reference to Exhibit 4.1 of the Registration Statement on Form 10, File No. 000-52611, filed by IMH Secured Loan Fund, LLC on April 30, 2007)

4.2		Form Subscription Agreement (incorporated by reference to Exhibit 4.2 of the Registration Statement on Form 10, File No. 000-52611, filed by IMH Secured Loan Fund, LLC on April 30, 2007)

31.1	*	Certification of Chief Executive Officer of Investors Mortgage Holdings, Inc., manager of IMH Secured Loan Fund, LLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of Chief Financial Officer of Investors Mortgage Holdings, Inc., manager of IMH Secured Loan Fund, LLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*†
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