Form 10-Q
period 2009-06-30
IMH Secured Loan Fund, LLC
filed 2009-08-14
CIK 1397403

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarter ended June 30, 2009
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
(480) 840-8400
(Issuer’s telephone number)
Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑
The registrant had 73,038 limited liability company units outstanding as of August 14, 2009.

IMH SECURED LOAN FUND, LLC
QUARTERLY REPORT ON FORM 10-Q
INDEX

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements.
IMH SECURED LOAN FUND, LLC
Consolidated Balance Sheets
(In thousands, except unit data)

	June 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Cash and Cash Equivalents	$3,480	$23,815
Mortgage Loans:
Mortgage Loan Note Obligations	511,033	549,686
Less Undisbursed Portion of Loans-in-process and Interest Reserves	(3,861)	(26,574)

Principal Outstanding Held for Investment	507,172	523,112
Mortgage Loans Held for Sale, Net	100,299	90,742

Mortgage Loan Principal Outstanding	607,471	613,854
Less Allowance for Credit Loss	(282,910)	(300,310)

Mortgage Loans, Net	324,561	313,544
Accrued Interest and Other Receivables	14,729	12,014
Real Estate Held for Sale	4,492	—
Real Estate Held for Development, Net:
Acquired through Foreclosure	62,214	55,318
Purchased for Investment	7,554	7,463

Real Estate Held for Development, Net	69,768	62,781
Deposits and Other Assets	315	179
Advances to Fund Manager	1,309	2,471

Total Assets	$418,654	$414,804

LIABILITIES
Payables to Fund Manager and Other Liabilities	$2,002	$1,751
Distributions Payable to Members	—	4,963
Borrowings From Fund Manager	5,834	—
Unearned Income and Other Funds Held	256	39

Total Liabilities	8,092	6,753
MEMBERS’ EQUITY
Accumulated Deficit	(319,821)	(322,332)
Members’ Equity — $10,000 per unit stated value, authorized units set at discretion of the Manager — 73,038 units issued and outstanding at June 30, 2009 and December 31, 2008, respectively	730,383	730,383

Total Members’ Equity	410,562	408,051

Commitments and Contingent Liabilities

Total Liabilities and Members’ Equity	$418,654	$414,804

The accompanying notes are an integral part of these statements

IMH SECURED LOAN FUND, LLC
Consolidated Statements of Net Earnings
(Unaudited)
(In thousands, except unit and per unit data)

	Six Months Ended June 30,		Three Months Ended June 30,
	2009	2008	2009	2008
INTEREST AND FEE INCOME
Mortgage Loans	$17,559	$32,350	$5,621	$16,525
Investments and Money Market Accounts	36	1,322	—	542

Total Interest and Fee Income	17,595	33,672	5,621	17,067

EXPENSES
Management Fees	419	519	170	272
Default Related Expenses	328	85	202	31
Operating Expenses for Real Estate Owned	1,340	—	1,126	—
Professional Fees	1,188	67	880	26
Interest Expense:
Borrowings from Fund Manager	103	—	103	—
Borrowings on Note Payable	—	78	—	49

Interest Expense	103	78	103	49

Total Expenses	3,378	749	2,481	378

Net Earnings	$14,217	$32,923	$3,140	$16,689

Net Earnings Allocated to Members per Weighted Average Membership Units Outstanding	$194.64	$522.98	$43.00	$255.09

Distributions to Members per Weighted Average Membership Units Outstanding	$160.27	$516.83	$27.60	$252.69

Weighted Average Membership Units Outstanding	73,038	62,953	73,038	65,424

The accompanying notes are an integral part of these statements

IMH SECURED LOAN FUND, LLC
Consolidated Statement of Members’ Equity
Six Months Ended June 30, 2009
(Unaudited)
(In thousands, except unit data)

				Total
	Members’	Members’	Accumulated	Members’
	Units	Capital	Deficit	Equity

Balances at December 31, 2008	73,038	$730,383	$(322,332)	$408,051

Net Earnings — Six months ended June 30, 2009	—	—	14,217	14,217
Distributions to Members	—	—	(11,706)	(11,706)

Net Activity for Period	—	—	2,511	2,511

Balances at June 30, 2009	73,038	$730,383	$(319,821)	$410,562

The accompanying notes are an integral part of these statements

IMH SECURED LOAN FUND, LLC
Consolidated Statements of Cash Flows
Six Months Ended June 30, 2009 and 2008
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2009	2008
CASH FLOWS — Operating Activities:
Net Earnings	$14,217	$32,923
Adjustments to Reconcile Net Earnings to Net Cash Provided by Operating Activities:
Accretion of Note Discount	—	(6,054)
Increase in Accrued Interest Receivable	(3,195)	(2,586)
Increase in Deposits and Other Assets	(332)	(93)
Increase (Decrease) in Due From/To Fund Manager	1,413	(166)
Increase (Decrease) in Unearned Income	217	(584)

Net Cash Provided by Operating Activities	12,320	23,440
CASH FLOWS — Investing Activities:
Mortgage Loans Fundings	(21,912)	(133,930)
Mortgage Loan Repayments	1,481	32,834
Mortgage Loan Repayment from Sale of Whole Loan	—	31,325
Proceeds from Real Estate Sold	459	—
Investment in Real Estate Held for Development	(1,848)	(7,881)

Net Cash Used in Investing Activities	(21,820)	(77,652)
CASH FLOWS — Financing Activities:
Proceeds from Note Payable to Bank	—	8,000
Repayment of Note Payable to Bank	—	(8,000)
Proceeds from Borrowings from Manager	6,000	—
Repayments of Borrowings from Manager	(166)	—
Increase (Decrease) in Member Investments Pending Activation	—	(489)
Members’ Capital Investments	—	166,871
Members’ Redemptions	—	(62,793)
Members’ Distributions	(16,669)	(14,921)

Net Cash Provided (Used) by Financing Activities	(10,835)	88,668

Net Increase (Decrease) in Cash and Cash Equivalents	(20,335)	34,456
Cash and Cash Equivalents:
Beginning of Period	23,815	73,604

End of Period	$3,480	$108,060

Supplemental Cash Flow Information:
Interest Paid	$103	$78

Supplemental Disclosure of Non-Cash Financing and Investing Activities:
Real Estate Acquired through Foreclosure	$10,090	$38,180

Loans Satisfied with Next-Phase Financing	$—	$29,839

The accompanying notes are an integral part of these statements

IMH SECURED LOAN FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)
(In thousands except unit data)
NOTE 1 — FUND DESCRIPTION AND BASIS OF PRESENTATION
IMH Secured Loan Fund, LLC (the “Fund”) was organized under the laws of the State of Delaware as a limited liability company effective May 14, 2003 for the primary purpose of investing in loans with maturities of generally eighteen months or less that are secured by deeds of trust (herein referred to as mortgage loans) on real property located anywhere in the United States of America. The sponsor and manager of the Fund is Investors Mortgage Holdings, Inc. (“IMH” or the “Manager”), which was formed in June 1997 in Arizona and is a mortgage banker licensed in Arizona. IMH’s obligations and responsibilities as Manager are prescribed in the IMH Secured Loan Fund, LLC Limited Liability Company Operating Agreement, dated May 15, 2003, as amended and restated (the “Operating Agreement”), which governs all aspects of Fund operations. The Operating Agreement provides standards for, among other things, business operations and the allocation between the parties of income, gains, losses and distributions.
The Fund has established various wholly-owned subsidiaries in connection with the foreclosure of certain loans and acquisition of related collateral property. The accompanying consolidated financial statements include the accounts of the Fund and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
The Fund and the Manager, and the Manager’s wholly-owned subsidiary, are part of the IMH Group. The IMH Group has diverse experience in many facets of real estate services for over ten years. Other members of the IMH Group include, among others, IMH Holdings, LLC, an Arizona limited liability company, and its wholly-owned subsidiaries, IMH Management Services, LLC, an Arizona limited liability company, and SWI Management, LLC, an Arizona limited liability company. IMH Management Services, LLC provides human resources and administrative services, including the supply of employees, to the various members of the IMH Group, and SWI Management, LLC is engaged in various real estate and real estate related activities.
As of June 30, 2009, the Fund’s accumulated deficit aggregated $319,821 as a direct result of the recording a valuation provision relating to the Fund’s loan portfolio and real estate owned assets during 2008. During the six months ended June 30, 2009, the Fund’s total cash decreased by $20,335. At June 30, 2009, the Fund had cash and cash equivalents of $3,480 and undisbursed loans-in-process and interest reserves funding estimates totaling $6,311 (including $2,450 for loans held for sale). Our business model relies on market capital availability to re-finance the short-term bridge loans we provide to facilitate real estate entitlement and development. However, the erosion of the U.S. and global credit markets during 2008, including a significant and rapid deterioration of the mortgage lending and related real estate markets, has virtually eliminated traditional sources of take-out financing. As a result, the Fund has experienced increased default and foreclosure rates on its mortgage loans. In addition, the Manager has found it necessary to modify certain loans, which have resulted in an extended maturity of two years or longer, and may need to modify additional loans in an effort to, among other things, protect the Fund’s collateral.
In addition, as allowed by the Fund’s Operating Agreement, effective October 1, 2008, the Manager, on behalf of the Fund, elected to cease the acceptance of any additional Member investments in the Fund, the payment of outstanding and the acceptance of new redemptions requests, and the identification and funding of any new loans subsequent to September 30, 2008 (although the Fund may finance new loans in connection with the sale of collateral under existing loans or the sale of real estate owned). Additionally, during the quarter ended June 30, 2009, the Fund suspended distributions to Members. These elections were made in order to preserve the Fund’s capital and to stabilize the Fund’s operations and liquid assets in order to meet future obligations, including those pursuant to current loan commitments. The freeze was precipitated by increased default and foreclosure rates and a reduction in new Member investment, compounded by a significant number of redemption requests submitted during the latter part of the third quarter of 2008, the payment of which would have rendered the Fund without the sufficient capital necessary to fund outstanding lending commitments. These factors raise substantial doubt as to the Fund’s ability to continue as a going concern. Management believes that it has developed a liquidity plan that, if executed successfully, will provide sufficient liquidity to finance the Fund’s anticipated working capital and capital expenditure requirements for the next 12 months.

IMH SECURED LOAN FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)
(In thousands except unit data)
NOTE 1 — FUND DESCRIPTION AND BASIS OF PRESENTATION — CONTINUED
Management’s liquidity plans include selling whole loans or participating interests in certain loans in its portfolio and liquidating certain real estate assets. As of June 30, 2009, two loans with principal balances totaling $100,299 have been identified and are being actively marketed for sale. Accordingly, these loans are reflected as held for sale in the accompanying consolidated balance sheets. Additionally, the Manager continues to evaluate the Fund’s existing outstanding loan obligations to ascertain the necessary funding amounts and timing for each loan, and to determine potential reductions in or cessation of funding commitments for loans in default or to find alternative sources for such fundings. This analysis is on-going as circumstances warrant, although the results are not expected to materially affect management’s current estimate of outstanding loan commitments presented in the accompanying financial statements. The Manager continues to evaluate a number of strategies for the Fund, including, but not limited to, the possible timely and orderly liquidation of the Fund, a roll-up of the Fund into one or more possible new investment vehicles, and other potential strategies.
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
Our Manager receives from borrowers, either directly or from loan proceeds, all revenue and fees from loan origination, processing, servicing and extension. As a result of the suspension of the Fund’s activities, although the Manager may collect fees from time-to-time from the modification of existing loans or a portion of penalties or default fees, the suspension of the Fund’s lending activities has resulted in the loss of the Manager’s primary revenue source. As such, the Manager believes that its ability to continue as a “going concern” for the next 12 months is in jeopardy. To address this concern, the Manager has taken, among others, the following steps:
•
Implemented a comprehensive cost reduction program, including a reduction in staff. The reduction in staff affected nearly 60% of the Manager’s employees while preserving core functionality in all operational areas. The Manager has stabilized monthly operating costs at approximately $400 per month and is evaluating other cost cutting measures.

IMH SECURED LOAN FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)
(In thousands except unit data)
NOTE 1 — FUND DESCRIPTION AND BASIS OF PRESENTATION — CONTINUED
•	On-going collaboration with investment banking firms to close financing and capital raise alternatives that are in process.
•
Continued to explore mechanisms through which the Manager can continue to participate in the capital markets, including, without limitation, the use of additional funding vehicles to capitalize on what the Manager believes are a multitude of opportunities arising from the disruptions in the capital and credit markets.

•	Is engaged in on-going negotiations with creditors to defer or otherwise restructure existing liabilities of the Manager.
•	Considered other initiatives, as they arise, to insure the continued viability of the Manager as an operating entity.
The IMH Group was reorganized starting at the end of 2008, and other members of the IMH Group will be responsible for an allocation of operating costs that have historically been borne by IMH. Despite the cost-savings initiatives described above, the Manager can provide no assurance that its liquidity situation will improve in 2009 or that the Manager will be able to continue as a going concern.
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
June 30, 2009
(Unaudited)
(In thousands except unit data)
NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES — CONTINUED
Real Estate Held for Sale
Real estate held for sale consists of real estate that whose development is substantially complete and the Company is currently actively marketing for sale. Real estate held for sale is measured at the lower of its carrying amount prior to classification of the group of assets as held for sale and the net fair value.
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
Recent Accounting Pronouncements
In May 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles. SFAS 162 becomes effective 60 days following the approval by the Securities and Exchange Commission (“SEC”) of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company does not expect SFAS No. 162 to have a material impact on our financial statements.
In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 establishes the period after the balance sheet date and the circumstances in which management should evaluate events or transactions for potential recognition or disclosure in financial statements. SFAS 165 is effective for periods ending after June 15, 2009. The Company has determined that SFAS 165 does not have a material impact on our financial statements.
In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a Replacement of FASB Statement No. 162” (“SFAS 168”). SFAS 168 will require the FASB Accounting Standards Codification (“ASC”) to become the source of authoritative U.S. accounting and reporting standards for nongovernmental entities in addition to the guidance issued by the SEC. FASB ASC significantly changes the way financial statement preparers, auditors, and academics perform accounting research. The statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company does not expect SFAS No. 168 to have a material impact on our financial statements.

IMH SECURED LOAN FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)
(In thousands except unit data)
NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES — CONTINUED
In April 2009, the FASB issued Staff Position No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” The FSP changes existing guidance for determining whether impairment of debt securities is other than temporary. The FSP requires other-than-temporary impairment to be separated into the amount representing the decrease in cash flows expected to be collected from a security (referred to as credit losses), which is recognized in earnings, and the amount related to other factors, which is recognized in other comprehensive income. The non-credit loss component of the impairment can only be classified in other comprehensive income if the holder of the security concludes (1) that it does not intend to sell the security and (2) that it is more likely than not that it will not be required to sell the security before the security recovers its value. If these two conditions are not met, the non-credit loss component of the impairment must also be recognized in earnings. Upon adoption of the FSP, the entity is required to record a cumulative-effect adjustment, as of the beginning of the period of adoption, to reclassify the non-credit loss component of previously recognized other-than-temporary impairment from retained earnings to accumulated other comprehensive income. We do not believe the adoption of these pronouncements will have a material impact on our consolidated financial statements.
In April 2009, the FASB issued Staff Position No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” The FSP, while emphasizing that the objective of fair value measurement described in SFAS No. 157, “Fair Value Measurements,” (“SFAS 157”) remains unchanged, provides additional guidance for determining whether market activity for a financial asset or liability has significantly decreased, as well as for identifying circumstances that indicate that transactions are not orderly. The FSP reiterates that if a market is determined to be inactive and the related market price is deemed to be reflective of a “distressed sale” price, then management judgment may be required to estimate fair value. The FSP identifies factors to be considered when determining whether or not a market is inactive. This pronouncement is not expected to have a material effect on our financial position or results of operations.
In April 2009, the FASB issued Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP would amend SFAS No. 107, “Disclosures About Fair Value of Financial Instruments,” and Accounting Principles Board Opinion No. 28, “Interim Financial Reporting,” to require disclosures about fair values of financial instruments in all interim financial statements. Once adopted, the disclosures required by the FSP are to be provided prospectively. This pronouncement is not expected to have a material effect on our financial position or results of operations.
Reclassifications
Certain 2008 amounts have been reclassified to conform to the 2009 financial statement presentation.
Subsequent Events
The Company evaluated subsequent events through August 14, 2009, the date this Quarterly Report on Form 10-Q was filed with the SEC.

IMH SECURED LOAN FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)
(In thousands except unit data)
NOTE 3 — CASH AND CASH EQUIVALENTS
The Operating Agreement provides that generally an amount equal to 3%-5% of mortgage loans be held for working capital. The funds are held in cash equivalent investment accounts and are designated as working capital and other funds available for operating obligations and lending. These funds are classified as cash equivalents on the accompanying financial statements. These designations are discretionary and as of June 30, 2009, the Fund has insufficient cash balances to reserve for working capital purposes.
Given the suspension of the Fund’s member investment and lending activities and the limited cash sources available to the Fund, it is anticipated that all remaining cash will be needed to fund outstanding loan obligations, Fund operations and distributions to Members, if any.
The Fund maintains its cash balances in multiple interest-bearing accounts at various banks. Fund cash accounts at banks are insured by the FDIC up to $250. In addition, the FDIC protects unlimited amounts held in non-interest bearing transaction accounts held by FDIC insured banks. To date, the Fund has not experienced any losses as a result of any amounts held in excess of the FDIC insurance limits.
NOTE 4 — MORTGAGE LOANS, LOAN PARTICIPATIONS AND LOAN SALES
Generally, all mortgage loans are collateralized by a first deed of trust (mortgage) on real property, and generally include a personal guarantee by the principals of the borrower. Often the loans are secured by additional collateral. Independent title companies handle all loan closings and independent third-party companies, with oversight of the Manager, provide construction inspections and loan document management services for the majority of the mortgage loan note obligations that contain construction components.

IMH SECURED LOAN FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)
(In thousands except unit data)
NOTE 4 — MORTGAGE LOANS, LOAN PARTICIPATIONS AND LOAN SALES — CONTINUED
Loan Interest Rates
The Fund invests in both fixed and variable interest rate loans. All variable interest rate loans are indexed to the Wall Street Journal Prime Interest Rate (“Prime”), substantially all of which are subject to interest rate floors. As of June 30, 2009 and December 31, 2008, loan outstanding principal balances (including non-accrual loans), net of the allowance for credit loss, summarized by fixed and variable interest rates within selected interest rate ranges are as follows:

	June 30, 2009
	Fixed Rate		Variable Rate		Total
		Outstanding		Outstanding		Outstanding	Allowance for	Net Carrying
Current Rate:	#	Principal	#	Principal	#	Principal	Credit Loss	Amount	%
6.00%	1	$5,890	—	$—	1	$5,890	$—	$5,890	1.8%
8.00%	2	3,892	—	—	2	3,892	—	3,892	1.2%
8.25%	1	55,145	—	—	1	55,145	—	55,145	17.0%
9.00%	1	1,589	—	—	1	1,589	(783)	806	0.2%
10.00%	3	27,886	—	—	3	27,886	(22,809)	5,077	1.6%
11.00%	—	—	1	1,982	1	1,982	—	1,982	0.6%
11.50%	2	2,572	5	56,483	7	59,055	(6,813)	52,242	16.2%
11.75%	1	5,597	—	—	1	5,597	—	5,597	1.7%
12.00%	9	102,554	9	65,403	18	167,957	(58,191)	109,766	33.9%
12.25%	—	—	2	56,495	2	56,495	(51,692)	4,803	1.5%
12.50%	1	1,454	6	22,441	7	23,895	(18,012)	5,883	1.8%
12.75%	1	37,958	—	—	1	37,958	(24,894)	13,064	4.0%
13.00%	3	29,537	9	54,947	12	84,484	(64,935)	19,549	6.0%
13.75%	—	—	2	6,528	2	6,528	(3,781)	2,747	0.8%
14.25%	—	—	1	69,118	1	69,118	(31,000)	38,118	11.7%

Total	25	$274,074	35	$333,397	60	$607,471	$(282,910)	$324,561	100.0%

% of Portfolio		45.1%		54.9%		100.0%

Weighted Average Rate		10.97%		12.65%		11.89%

Number of Loans		25		35		60

Average Principal		$10,963		$9,526		$10,125

	December 31, 2008
	Fixed Rate		Variable Rate		Total
		Outstanding		Outstanding		Outstanding	Allowance for	Net Carrying
Current Rate:	#	Principal	#	Principal	#	Principal	Credit Loss	Amount	%
8.00%	1	$3,500	—	$—	1	$3,500	$—	$3,500	1.1%
9.00%	1	10,461	1	1,622	2	12,083	(10,175)	1,908	0.6%
10.00%	1	26,709	—	—	1	26,709	(23,226)	3,483	1.1%
11.00%	—	—	1	1,981	1	1,981	—	1,981	0.6%
11.25%	—	—	1	46,020	1	46,020	—	46,020	14.7%
11.50%	2	2,651	6	94,283	8	96,934	(15,928)	81,006	25.8%
11.75%	1	4,752	—	—	1	4,752	—	4,752	1.5%
12.00%	10	75,758	9	67,683	19	143,441	(54,499)	88,942	28.4%
12.25%	1	631	3	55,850	4	56,481	(52,775)	3,706	1.2%
12.50%	1	1,929	6	22,227	7	24,156	(18,026)	6,130	2.0%
12.75%	1	37,935	—	—	1	37,935	(25,394)	12,541	4.0%
13.00%	3	27,897	9	54,947	12	82,844	(64,831)	18,013	5.7%
13.25%	—	—	1	2,821	1	2,821	(1,675)	1,146	0.4%
13.75%	—	—	2	6,528	2	6,528	(3,781)	2,747	0.9%
14.25%	—	—	1	67,669	1	67,669	(30,000)	37,669	12.0%

Total	22	$192,223	40	$421,631	62	$613,854	$(300,310)	$313,544	100.0%

% of Portfolio		31.3%		68.7%		100.0%

Weighted Average Rate		11.71%		12.39%		12.18%

Number of Loans		22		40		62

Average Principal		$8,737		$10,541		$9,901

IMH SECURED LOAN FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)
(In thousands except unit data)
NOTE 4 — MORTGAGE LOANS, LOAN PARTICIPATIONS AND LOAN SALES — CONTINUED
As of June 30, 2009 and December 31, 2008, the weighted average interest rates earned on variable rate loans (including loans in non-accrual status) was Prime plus 9.40% and Prime plus 9.14%, respectively. The Prime rate was 3.25% at June 30, 2009 and December 31, 2008, respectively.
Loan Maturities and Loans in Default
Mortgage loan outstanding principal balances, net of the allowance for credit loss, as of June 30, 2009 have scheduled maturity dates within the next several quarters as follows:

June 30, 2009
Quarter	Amount	Percent	#
Matured	$360,963	59.4%	32
Q3 2009	78,512	12.9%	10
Q4 2009	11,796	1.9%	2
Q1 2010	976	0.2%	2
Q2 2010	94,931	15.6%	2
Q3 2010	56,401	9.3%	10
Q1 2011	3,500	0.6%	1
Q1 2012	392	0.1%	1

Total	607,471	100.0%	60

Less: Allowance for Credit Loss	(282,910)

Net Carrying Value	$324,561

A mortgage loan’s maturity date may be extended in the normal course of business. In this regard, we have had to modify certain loans in our portfolio, extending maturity dates in some cases to two or more years, and we expect that we will modify additional loans in the future in an effort to preserve our collateral. Accordingly, repayment dates of the loans may vary from their currently scheduled maturity date. Further, in certain instances where the Manager deems it to be an advantage to the Fund not to modify or extend a loan past its scheduled maturity date, the Fund classifies and reports the loan as matured. At June 30, 2009, 47 loans with outstanding principal balances totaling $519,902 were in default, of which 32 with outstanding principal balances totaling $360,963 were past their respective scheduled maturity dates, and the remaining 15 loans were in default as a result of delinquency on outstanding interest payments or have been deemed non-performing based on value of the underlying collateral in relation to the respective book value of the loan. At December 31, 2008, 28 loans with outstanding principal balances totaling $226,630 were in default, of which 24 with outstanding principal balances totaling $210,198 were past their respective scheduled maturity dates, and the remaining 4 loans were in default as a result of delinquency on outstanding interest payments. In light of current economic conditions and in the absence of a recovery of the credit markets, it is anticipated that many if not most loans will not pay off at the scheduled maturity.

IMH SECURED LOAN FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)
(In thousands except unit data)
NOTE 4 — MORTGAGE LOANS, LOAN PARTICIPATIONS AND LOAN SALES — CONTINUED
The Fund has commenced foreclosure on 20 of the 47 loans in default. It is anticipated that foreclosure action will commence on an additional 3 loans, and the Fund is negotiating with the borrowers and assessing the possibility of modifications of loan terms for the remaining 24 loans in default. Subsequent to June 30, 2009, the Fund foreclosed on a loan with a principal balance of approximately $45,155. There are 2 loans in default involved in bankruptcy reorganizations. For another loan in default, the Fund is a participating lender and the lead lender has commenced foreclosure proceedings.
At June 30, 2009, 40 loans in non-accrual status had outstanding principal balances totaling $420,876. Total contractual interest due under the loan terms for the non-accrual loans was $26,933, of which $10,220 is included in accrued interest receivable in the balance sheet, and of which $16,713 has not been recognized as income by the Fund. The remaining 7 loans in default had outstanding principal balances totaling $99,026, with accrued interest due totaling $2,113, which is included in accrued interest receivable in the Fund’s balance sheet. Excluding the loans in bankruptcy reorganization and those in default as a result of nonpayment of interest, loans in default were past their scheduled maturities by a range of 4 to 90 days as of June 30, 2009.
The geographic concentration of loans in default, net of the allowance for credit loss, at June 30, 2009 is as follows:

	Percent of						Non-Accrued
	Outstanding		Outstanding	Allowance for	Net Carrying	Accrued	Note
	Principal	#	Principal	Credit Loss	Amount	Interest	Interest	Total
Arizona	41.9%	20	$217,415	$(110,357)	$107,058	$3,949	$4,337	$115,344
Idaho	9.5%	2	49,580	(37,530)	12,050	1,948	2,988	16,986
California	32.9%	17	170,988	(123,877)	47,111	4,021	7,351	58,483
Minnesota	2.4%	1	12,453	—	12,453	495	754	13,702
Texas	10.8%	4	56,257	(5,872)	50,385	1,558	529	52,472
Nevada	1.5%	1	7,969	(1,876)	6,093	319	474	6,886
New Mexico	1.0%	2	5,240	(667)	4,573	43	280	4,896

	100.0%	47	$519,902	$(280,179)	$239,723	$12,333	$16,713	$268,769

Other than as discussed in the preceding paragraph, no loans have loan principal payments 30 days or more past due and no loans have interest payments more than 30 days past due.
Fair Value Measurement
The Fund utilizes FASB SFAS No. 114, “Accounting by Creditors for Impairment of a Loan”, and SFAS 157, “Fair Value Measurements”, in evaluating the collectibility of a loan and for determining the valuation of its loan portfolio. In accordance with SFAS 114 and SFAS 157, IMH performs an evaluation for impairment for all loans in default as of the applicable measurement date. Under the provisions of SFAS 114, a loan is considered to be impaired when it is probable that the Fund will be unable to collect all amounts due according to the contractual terms of the loan agreement. Further, SFAS 114 requires that the impairment, if any, be measured based on the “fair value” of the collateral if the creditor determines that foreclosure is probable. Under SFAS 114, if the loan is collateral dependent, impairment is to be measured at the balance sheet date based on the then fair value of the collateral in relation to contractual amounts due under the terms of the loan. All Fund loans are deemed to be collateral dependent.

IMH SECURED LOAN FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)
(In thousands except unit data)
NOTE 4 — MORTGAGE LOANS, LOAN PARTICIPATIONS AND LOAN SALES — CONTINUED
In determining fair value, IMH has adopted the provisions under SFAS 157, which establishes a framework for measuring fair value in accordance with generally accepted accounting principles, clarifies the definition of fair value within that framework, and expands disclosures about the use of fair value measurements. SFAS 157 applies whenever other accounting standards, such as SFAS 114, require or permit fair value measurement.
SFAS 157 establishes a fair value hierarchy that prioritizes the inputs into valuation techniques used to measure fair value. The three levels of the fair value hierarchy under SFAS 157 are as follows:
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
SFAS 157 gives the highest priority to Level 1 inputs, and gives the lowest priority to Level 3 inputs. The value of a financial instrument within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value instrument.
Fair value is a market-based measure considered from the perspective of a market participant who holds the asset or owes the liability, rather than an entity-specific measurement. Therefore, even when market assumptions are not readily available, management’s own assumptions attempt to reflect those that market participants would use in pricing the asset or liability at the measurement date.
IMH performs an in-depth valuation analysis of its loan portfolio on an annual basis, with quarterly updates performed as circumstances warrant. Historically, for purposes of determining whether a valuation adjustment was required, IMH utilized a modeling technique (known as residual analysis) commonly used in our industry using Level 3 inputs. This analysis was based on the assumption that development of our collateral was the highest and best use of such property.
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
June 30, 2009
(Unaudited)
(In thousands except unit data)
NOTE 4 — MORTGAGE LOANS, LOAN PARTICIPATIONS AND LOAN SALES — CONTINUED
The results of our annual valuation were re-assessed in the first and second quarters of 2009 to determine whether any valuation adjustments were considered necessary.
In assessing the current fair value of the loan portfolio as of June 30, 2009, IMH assessed the likelihood of collectibility of each loan in the portfolio, giving consideration to recent loan performance, related interest rates (whether fixed or variable), the term to maturity, and the credit risk of our borrowers. For loans deemed not assured as to collectability based on the current performance and related loan terms, IMH assessed the current value of the underlying collateral in relation to valuations obtained as of December 31, 2008. IMH then determined whether any changes in collateral value were warranted based on improvements made at the property, as well as significant changes in development status, entitlement status, projected end use and overall project viability. While the Fund has experienced an increase in loan defaults and related credit risk during the six months ended June 30, 2009, IMH determined that the fair value of the collateral underlying the loan portfolio has not changed materially since December 31, 2008.
Given the recent completion of the valuations and the lack of significant change in market conditions in the first and second quarters of 2009, except for the transfer of real estate assets acquired through foreclosure during the period at estimated fair value, no adjustment to the valuation allowance was made during the first six months of 2009. As of June 30, 2009 and December 31, 2008, the allowance for credit loss totaled $282,910 and $300,310, respectively, representing 46.6% and 48.9%, respectively, of the total loan portfolio principal balances. With the existing allowance recorded as of June 30, 2009 and December 31, 2008, IMH believes that as of the reporting date, the fair value of the underlying collateral of the Fund’s loan portfolio is sufficient to protect the Fund against any loss of the net carrying value of loan principal or accrued interest, and that no additional allowance for credit loss is considered necessary. While the above results reflect management’s assessment of fair value as of June 30, 2009 and December 31, 2008 based on currently available data, IMH will continue to evaluate the loan portfolio in the remaining quarters of 2009 and beyond to determine the adequacy and appropriateness of the allowance for credit loss and to update our loan-to-value ratios. Depending on market conditions, such updates may yield materially different values and potentially increase or decrease the valuation allowance.
A rollforward of the allowance for credit loss as of June 30, 2009 follows:

2009
Balance at beginning of period	$300,310
Valuation charge for current fair value	—
Transferred to other accounts	(17,400)

Balance at end of period	$282,910

IMH SECURED LOAN FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)
(In thousands except unit data)
NOTE 4 — MORTGAGE LOANS, LOAN PARTICIPATIONS AND LOAN SALES — CONTINUED
Loan Classifications
The Fund classifies loans into categories for purposes of identifying and managing loan concentrations. As of June 30, 2009 and December 31, 2008, loan principal balances, net of the allowance for credit loss, by concentration category follows:

	June 30, 2009			December 31, 2008
	Amount	%	#	Amount	%	#
Pre-entitled Land:
Held for Investment	$7,178	1.2%	2	$7,178	1.2%	2
Processing Entitlements	194,418	32.0%	11	200,902	32.8%	12

	201,596	33.2%	13	208,080	34.0%	14

Entitled Land:
Held for Investment	112,104	18.5%	17	114,307	18.6%	17
Infrastructure under Construction	60,080	9.9%	4	57,908	9.4%	4
Improved and Held for Vertical Construction	46,088	7.6%	4	54,486	8.9%	5

	218,272	36.0%	25	226,701	36.9%	26

Construction & Existing Structures:
New Structure — Construction in-process	41,474	6.8%	14	43,814	7.1%	14
Existing Structure Held for Investment	37,890	6.2%	5	37,482	6.1%	5
Existing Structure — Improvements	108,239	17.8%	3	97,777	15.9%	3

	187,603	30.8%	22	179,073	29.1%	22

Total	607,471	100.0%	60	613,854	100.0%	62

Less: Allowance for Credit Loss	(282,910)			(300,310)

Net Carrying Value	$324,561			$313,544

We also classify loans into categories based on the underlying collateral’s projected end-use for purposes of identifying and managing loan concentrations and associated risks. As of June 30, 2009 and December 31, 2008, respectively, loan outstanding principal balances, net of the allowance for credit loss, by expected end-use, were as follows:

	June 30, 2009			December 31, 2008
	Amount	%	#	Amount	%	#
Residential	$265,774	43.8%	36	$278,644	45.4%	37
Mixed Use	203,953	33.6%	10	206,691	33.7%	11
Commercial	136,674	22.5%	13	127,449	20.8%	13
Industrial	1,070	0.1%	1	1,070	0.1%	1

Total	607,471	100.0%	60	613,854	100.0%	62

Less: Allowance for Credit Loss	(282,910)			(300,310)

Net Carrying Value	$324,561			$313,544

IMH estimates that, as of June 30, 2009, approximately 61% of the valuation allowance is attributable to residential-related projects, 36% to mixed use projects, and the balance to commercial and industrial projects.

IMH SECURED LOAN FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)
(In thousands except unit data)
NOTE 4 — MORTGAGE LOANS, LOAN PARTICIPATIONS AND LOAN SALES — CONTINUED
Geographic Diversification
As of June 30, 2009 and December 31, 2008, the geographical concentration of loan principal balances, net of the allowance for credit loss, by state, follows:

	June 30, 2009					December 31, 2008
	Outstanding	Allowance for	Net Carrying			Outstanding	Allowance for	Net Carrying
	Principal	Credit Loss	Amount	Percent	#	Principal	Credit Loss	Amount	Percent	#
Arizona	$287,462	$(112,451)	$175,011	53.9%	29	$294,362	$(128,499)	$165,863	52.9%	31
California	180,570	(123,877)	56,693	17.5%	20	177,255	(124,422)	52,833	16.9%	20
New Mexico	5,240	(667)	4,573	1.4%	2	5,240	(637)	4,603	1.5%	2
Texas	56,257	(5,872)	50,385	15.5%	4	55,825	(5,781)	50,044	16.0%	4
Idaho	49,580	(37,530)	12,050	3.7%	2	49,578	(38,458)	11,120	3.5%	2
Minnesota	12,453	—	12,453	3.8%	1	16,590	—	16,590	5.3%	1
Nevada	7,969	(1,876)	6,093	1.9%	1	7,969	(1,876)	6,093	1.9%	1
Utah	7,940	(637)	7,303	2.3%	1	7,035	(637)	6,398	2.0%	1

Total	$607,471	$(282,910)	$324,561	100.0%	60	$613,854	$(300,310)	$313,544	100.0%	62

Borrower Concentrations
As of June 30, 2009 and December 31, 2008, there was one individual borrower whose aggregated borrowings totaled $69,118 and $67,670, respectively, which was approximately 11% of our total mortgage loan principal balance outstanding (although at the time of origination, the principal balance was less than 10% of the total mortgage loan principal balance outstanding).
Mortgage Loan Participations and Whole Loans Sold
Given the Manager’s decision to suspend certain of the Fund’s activities in order to prevent impairment of the Fund’s capital and operations and to meet its remaining funding commitments, certain loans are likely to be sold or participated in the future. While IMH expects that any future loan participations or loan sales will also occur at or near par, due in part to current market conditions, there can be no assurance that this will be the case. In light of current economic conditions, it may be necessary to employ alternative structures for loan participations. Except for the loan participation with the Manager discussed elsewhere, no loan sales or loan participations were executed during the six or three months ended June 30, 2009 or the year ended December 31, 2008.
At the time of loan origination, management generally intended to hold all loans to maturity and had no plans or intent to sell such loans. However, as a result of the suspension of certain of the Fund’s activities and the lack of available liquidity to satisfy the obligations of the Fund, the Manager has selected certain loans within the Fund’s portfolio to actively market for sale. Based on the attractive interest rates and terms of such loans, the Manager believes it will be able to sell such loans at an amount at least equal to the par value of the loans. Subsequent to June 30, 2009, the Fund foreclosed on one of the loans held for sale. However, this foreclosure did not affect management’s intent to market the asset for sale. As such, no provision for loss on the sale of such loans has been recorded in the accompanying consolidated financial statements.
For information regarding participations and whole loan sales, and repurchases thereof, involving the Manager, see Note 7.

IMH SECURED LOAN FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)
(In thousands except unit data)
NOTE 5 — REAL ESTATE HELD FOR DEVELOPMENT OR SALE
Real estate held for development consists primarily of properties acquired as a result of foreclosure or purchase and is reported at the lower of carrying value or fair value, less estimated costs to sell the property. The Fund had $69,768 and $62,781 of such assets at June 30, 2009 and December 31, 2008, respectively.
During the six months ended June 30, 2009, the Fund acquired four real estate assets through foreclosure of the related mortgage loans with an estimated fair value of $10,170. During the year ended December 31, 2008, the Fund took title to the underlying real estate collateral of 9 loans in default with a net carrying value of approximately $55,318 at December 31, 2008. Additionally, in March 2008, the Fund purchased certain real estate with a current carrying value of approximately $7,463, located in Arizona that is contiguous to the collateral property of certain loans in the loan portfolio, in order to maintain and enhance the overall project value. All real estate held for development is located in California, Arizona, Texas and Minnesota.
During the second quarter of 2009, the Company implemented a plan to market and sell certain residential real estate previously held for development. At June 30, 2009, the fair value of real estate held for sale totaled $4,492. During the second quarter, the Company sold various individual residential units netting approximately $459 in cash proceeds.
Costs related to the development or improvement of the real estate assets are capitalized and costs relating to holding the assets are charged to expense. Cash outlays for capitalized development costs totaled $1,848 during the six months ended June 30, 2009. In addition, costs related to holding and maintaining such properties, which were expensed and included in default related expenses in the accompanying consolidated statement of operations, totaled approximately $1,340 (including $972 in property taxes due for foreclosed properties) and $0 during the six month periods ended June 30, 2009 and 2008, respectively, and $1,126 and $0 for the three months ended June 30, 2009 and 2008, respectively. The nature and extent of future costs for such properties depends on the level of development undertaken, the number of additional foreclosures and other factors. Additionally, during the quarter ended June 30, 2009, the Manager engaged the services of an outside asset management specialist to assist in the determination of the specific asset disposition strategy. The consultant receives $110 per month for its services.
In the opinion of management, the estimated net realizable values of such properties equal or exceed the current carrying values of the Fund’s investment in the properties as of June 30, 2009, net of impairment charges recorded.
Although the Manager has been approached on an unsolicited basis by third parties expressing an interest in purchasing certain real estate owned held for development, the Manager has not developed or adopted any formal plan to dispose of such assets to date.

IMH SECURED LOAN FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)
(In thousands except unit data)
NOTE 6 — MEMBER DISTRIBUTIONS AND REDEMPTIONS
Member Distributions Reinvested and Distributions Payable to Members
Historically, Fund Members elected to either reinvest distributable monthly earnings or to have earnings distributed to them in cash. Effective October 1, 2008, the Fund suspended the option by which Members could reinvest monthly distributions. See Note 1 for further discussion. During the six months ended June 30, 2009 and 2008, the Fund’s total net distributions to Members were $11,706 and $32,536, respectively, which translated into net distributions of $160.27 and $516.83 per weighted average membership unit over the same periods, respectively. Distributions reinvested, which is a non-cash transaction, totaled $0 and $17,604 for the six months ended June 30, 2009 and 2008, respectively. During the second quarter of 2009, the Manager revised its Member distribution program and ceased further distributions to Fund Members until the Fund generates sufficient liquidity to cover all borrower obligations and operating costs.
Distributions payable, which totaled approximately $0 and $4,963 at June 30, 2009 and December 31, 2008, respectively, have been charged to Members’ Equity and are classified as Distributions Payable to Members in the accompanying consolidated balance sheets.
Redemptions
Effective October 1, 2008, the Manager elected to, among other actions, suspend the payment of all redemption requests and the acceptance of additional redemption requests. Full and partial redemptions totaled approximately $30,745 during the six months ended June 30, 2008. No redemptions were paid during the six months ended June 30, 2009.
NOTE 7 — MANAGEMENT FEES AND RELATED PARTY ACTIVITY
Management Fees and Other Amounts Due to Manager
For managing the Fund, the Manager is entitled to a 25 basis point annualized fee, payable monthly, based on the Fund’s total mortgage loan principal balance at each month-end, excluding loans in non-accrual status and other non-performing assets. Management fees incurred for the six months ended June 30, 2009 and 2008 totaled approximately $419 and $519, respectively. Management fees incurred for the three months ended June 30, 2009 and 2008 totaled approximately $170 and $272, respectively. As of June 30, 2009 and December 31, 2008, the Manager was owed $49 and $106, respectively, for unpaid management fees.
In addition, the Manager is entitled to 25% of any amounts recognized in excess of the Fund’s principal and note rate interest due in connection with loans held in whole or in part by the Fund. During the six months ended June 30, 2009 and 2008, the Manager earned $0 and $400, net, respectively, in connection with this provision, which is reported net of mortgage loan income in the accompanying consolidated statements of net earnings.
In connection with the recording of a valuation allowance on a loan for which the Manager previously received certain amounts in accordance with this provision, the Fund recorded a receivable from the Manager totaling $2,410. The advance to the Manager bears interest at 10% per annum and all unpaid accrued interest and principal is due September 30, 2011. Interest earned on this receivable totaled $88 and $0 for the six months ended June 30, 2009 and 2008, respectively, and $29 and 0 for the three months ended June 30, 2009 and 2008, respectively. The advance to the Manager and related accrued interest was partially repaid during the first quarter of 2009. At June 30, 2009 and December 31, 2008, outstanding principal and accrued interest under this arrangement totaled $1,309 and $2,471, respectively, which is included in advances to Fund Manager in the accompanying consolidated balance sheet.

IMH SECURED LOAN FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)
(In thousands except unit data)
NOTE 7 — MANAGEMENT FEES AND RELATED PARTY ACTIVITY — CONTINUED
Under the terms of the Operating Agreement, the Fund is responsible for the payment of expenses or costs related to defaulted loans, foreclosure activities, or property acquired through foreclosure. In connection with the loan defaults and foreclosure activities of the Fund, the Manager incurred certain direct costs that are reimbursable by the Fund under this provision of the Operating Agreement. For the six months ended June 30, 2009 and 2008, the Fund incurred $328 and $85, respectively, in default related expenses. For the three months ended June 30, 2009 and 2008, the Fund incurred $202 and $31, respectively, in default related expenses. Unpaid amounts, which are also included in Payables to Fund Manager on the accompanying consolidated balance sheet, totaled $0 and $936 as of June 30, 2009 and December 31, 2008, respectively.
In connection with the modification of certain loans in 2008, the borrowers and Manager agreed to defer the payment of related processing and administrative fees due to the Manager until the payoff of the respective loans. As such, the Fund has recorded these processing and administrative fees in Payables to Fund Manager on the accompanying consolidated balance sheet, which totaled $656 and $619 as of June 30, 2009 and December 31, 2008, respectively. These deferred fees bear interest, payable to the Manager, at the same rate of the related mortgage notes.
For loans originated on behalf of the Fund, the Manager receives all the revenue from loan origination and processing fees (points) and other related fees, which are paid by the borrower. Effective October 1, 2008, the Fund stopped acquiring new loans and, accordingly, this source of revenue for the Manager has been substantially reduced. See Note 1 for further discussion. For the six months ended June 30, 2009 and 2008, the Manager earned origination, processing and other related fees of approximately $4,483 and $12,763, respectively, substantially all of which were earned on loans funded by the Fund. For the three months ended June 30, 2009 and 2008, the Manager earned origination, processing and other related fees of approximately $706 and $9,105, respectively. In addition to fees earned by the Manager for loan modifications executed during the six months ended June 30, 2009, fees were earned from the expiration of refundable loan fees previously collected, which were refundable to the borrower in the event of loan payoff by a specified date.
Related Party Investments and Borrowings
At June 30, 2009, IMH maintained a line of credit with a bank with a total borrowing capacity of $6,200. This line expires in September 2009 and may be renewed, although there can be no assurance in this regard. Accordingly, subject to the Manager’s working capital position and approval, the Fund has access to additional liquidity under this line of credit of $6,200. The line of credit bears interest rate at the Prime Rate plus 1.5% (4.75% at June 30, 2009). During the quarter ended June 30, 2009, the Manager drew $6,000 under this line to provide liquidity for the Fund. This loan is collateralized by certain Fund loans. During the quarter ended June 30, 2009, the Company repaid principal of $166 under this loan commensurate with principal paydowns received from related borrowers, resulting in a balance at June 30, 2009 of $5,834, which is reflected in borrowings from Fund Manager in the accompanying consolidated balance sheet. The line of credit is collateralized by specific Fund loans and underlying deeds of trust and a personal guarantee of the Manager’s Chief Executive Officer.

IMH SECURED LOAN FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)
(In thousands except unit data)
NOTE 8 — COMMITMENTS AND CONTINGENCIES
Undisbursed loans-in-process and interest reserves reflected on the accompanying consolidated balance sheets generally represent the unfunded portion of construction loans pending completion of additional construction, and interest reserves for all or part of the loans’ terms. As of June 30, 2009 and December 31, 2008, undisbursed loans-in-process and interest reserves balances were as follows:

	June 30, 2009			December 31, 2008
	Loans Held	Loans Held		Loans Held	Loans Held
	to Maturity	for Sale	Total	to Maturity	for Sale	Total
Undispersed Loans-in-process per Note Agreement	$52,798	$23,488	$76,286	$66,035	$32,633	$98,668
Less: amounts not to be funded	(48,937)	(21,038)	(69,975)	(39,461)	(13,767)	(53,228)

Undispersed Loans-in-process per
Financial Statements	$3,861	$2,450	$6,311	$26,574	$18,866	$45,440

While the contractual amount of unfunded loans in process and interest reserves total $76,286 at June 30, 2009, IMH estimates that it will fund approximately $6,311. The difference of $69,975, which is not expected to be funded, relates to loans that are in default, loans that have been modified to lower the funding amount, and loans whose funding is contingent on various project milestones, many that have not been met to date and are not expected to be met given current economic conditions. Accordingly, these amounts are not reflected as funding obligations in the accompanying consolidated balance sheet. With available cash and cash equivalents of $3,480 at June 30, 2009, scheduled loan payoffs, the suspension of Member redemptions, the suspension of new loan request fundings, and other available sources of liquidity, including potential loan participations or loan sales, the Fund expects to meet its obligation to fund these undisbursed amounts in the normal course of business. See Note 1 for discussion of the Fund’s liquidity.
For certain borrowers, the terms of the loan documents required funded interest reserve accounts, which were deposited into a controlled disbursement account in the name of the borrower for the benefit of the Fund upon initial funding of the loan. These funds, totaling approximately $1,070 and $8,109 at June 30, 2009 and December 31, 2008, respectively, are not included in the accompanying balance sheets due to the fiduciary nature of such accounts.
The Operating Agreement with IMH is for the life of the Fund. Only under specified circumstances and with the vote of a majority of Fund members can IMH be replaced as manager. If no replacement manager were to be selected in such an event, the Fund would dissolve.
IMH and its affiliates are subject to oversight by various state and federal regulatory authorities, including, but not limited to, the Arizona Corporation Commission (“ACC”), the Arizona Department of Revenue, the Arizona Department of Financial Institutions (Banking), the United States Securities and Exchange Commission (“SEC”) and the Internal Revenue Service.
In December 2004, and via several supplemental requests thereafter, the ACC requested certain information pertaining to the operations of the Fund and IMH, and IMH responded to all requests made by the ACC. Neither IMH nor the Fund had any communication from the ACC from November 2005 until July 2009. In July 2009, the ACC requested, from IMH, information concerning certain affiliates of IMH. IMH is in the process of responding to this request, and is unable to predict the nature of the request or the extent of the inquiry.

IMH SECURED LOAN FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)
(In thousands except unit data)
NOTE 8 — COMMITMENTS AND CONTINGENCIES — CONTINUED
The Fund is party to litigation in the ordinary course of business in connection with loans that go into default or for other reasons. While various asserted and unasserted claims exist, the resolution of these matters cannot be predicted with certainty, and IMH believes, based upon currently available information, that the final outcome of such matters will not have a material adverse effect, if any, on the Fund’s results of operations or financial condition.
Following the suspension of certain Fund activities, including the suspension of Member redemptions, certain Members have requested that their redemption requests be honored due to financial hardships or other reasons. In each instance, the Fund has responded that it will not grant such requests and is treating all Members uniformally. While neither IMH nor the Fund has been served with any lawsuits from Members, certain Members have filed grievances with the SEC and possibly other regulatory agencies related to IMH’s administration of the Fund.
IMH believes that it and its affiliates have always been and currently are in compliance with all regulations that materially affect its and their operations, and that IMH and the Fund have acted in accordance with the Fund’s Operating Agreement. However, there can be no guarantee that this is the case or that the the above-described or other matters will be resolved favorably, and IMH or its affiliates may incur significant legal and other defense costs, damage or settlement payments, regulatory fines, or limitations or prohibitions relating to the Manager’s or its affiliates’ business activities, any of which could materially adversely affect the Fund’s operations.
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
The forward-looking statements that we make in this Form 10-Q are subject to a variety of risks, uncertainties and other factors that could cause actual results to differ materially from such forward-looking statements. Some of the important factors that could cause our actual results to differ from those projected in any forward-looking statements include, but are not limited to, the following factors, which are discussed in greater detail in the “Risk Factors” section of our Form 10-K and in Part II Item 1A. of this Quarterly Report on Form 10-Q:
•
As a result of the suspension of the Fund’s activities, the Manager believes that both the Fund’s and the Manager’s ability to continue as a “going concern” for the next 12 months is predicated on the successful completion of one or more initiatives that are being evaluated. Despite the cost-savings initiatives undertaken, the Manager can provide no assurance that its liquidity situation will improve in 2009 or that the Manager will be able to continue as a going concern. If IMH is unable to continue in its capacity as Manager of the Fund, a replacement manager will need to be identified as discussed in Article 11 of the Operating Agreement, which could result in a significantly different management fee and expense structure.

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

•
IMH and its affiliates are subject to oversight by various state and federal regulatory authorities, including, but not limited to, the ACC, the Arizona Department of Revenue, the Arizona Department of Financial Institutions (Banking), the SEC and the Internal Revenue Service, and there is a risk that examinations or enforcement or related activities by any such agency could have a material adverse effect on the Fund.

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
Recent Events and Response
The global and U.S. economies experienced a rapid decline in recent periods. The real estate and other markets suffered unprecedented disruptions, causing many major institutions to fail or require government intervention to avoid failure, which has placed severe pressure on liquidity and asset values. These conditions were brought about largely by the erosion of U.S. and global credit markets, including a significant and rapid deterioration of the mortgage lending and related real estate markets. In this regard, the Fund continues to operate under very difficult conditions.
Short-term bridge loans to facilitate real estate entitlement and development, and other interim financing, constitute the heart of the Fund’s business model. This model relies on market capital availability. However, current market conditions have virtually eliminated the traditional sources of take-out financing on which the Fund’s business model is dependent. IMH believes it will take 12-24 months or longer for markets and capital sources to begin to “normalize,” although there can be no assurance that the markets will stabilize in this timeframe.
During the quarter ended June 30, 2009, IMH began to see a narrowing of the bid and ask price with respect to certain residential inventory, as well as upward movement on the bids for residential mortgage backed securities. IMH believes that this could be a leading indicator that the supply and demand imbalance is improving, and a positive sign that the market is beginning to view residential real estate as sufficiently discounted. While these sales are often occurring at extremely discounted levels, IMH believes such activity might well be viewed as a necessary initial stage of an eventual recovery.
Despite these positive signs, additional complexity arises when taking into consideration larger scale and expansive real estate projects such as those the Fund currently owns or that serve as collateral on loans. The pool of potential buyers (and lenders to service those buyers) for such projects is significantly smaller, as builders and developers are often the likeliest candidates to purchase such projects. Although construction is not likely to begin again for some time, it is important to note that public homebuilders are slowly reentering the marketplace and positioning themselves to build residential lot inventory, which will become necessary when the time comes for them to once again start building. So, it is encouraging that after an extended period of selling, some public homebuilders are now buying, although often times at a basis less than the cost to build.
While residential real estate might be the first market segment to recover, many forecasts indicate that commercial real estate will continue to fall. An additional layer of concern and complexity has surfaced with maturing commercial mortgage backed securities and the anticipated negative impact thereto. Indeed, many financial institutions are still not lending with any volume or conviction. This makes it virtually impossible for borrowers with loans maturing today to obtain permanent financing on their projects.

All told, the continued lack of adequate lender credit availability in the marketplace and the general illiquidity in financial markets here and abroad remain serious obstacles on the road to a full economic recovery — as well as liquidity on Fund assets. IMH believes that it has positioned the Fund well in order to take advantage of any future favorable shifts in the marketplace, but it must continuously evaluate and consider events beyond its control in order to properly position the Fund for desired results. Therefore, while IMH can do its best to anticipate future events and manage proactively, it cannot control the uncertainties and vagaries of external market forces.
IMH’s on-going strategy is designed to position the Fund favorably in this volatile environment. IMH seeks to capitalize on the Fund’s ability to provide seller financing, to maintain and protect current properties, and to generate sufficient liquidity to resume periodic Member distributions. In order to achieve this strategy, IMH has set the following objectives:
Insure that the Fund maintains sufficient cash to cover all construction obligations. The decision to change the manner in which the Fund sends distributions to Fund members, to coincide with future liquidity events, has helped to insure that the Fund maintains sufficient cash to cover all construction obligations.
Retain sufficient cash reserves in the Fund to complete improvements to portfolio assets and take appropriate actions to preserve and enhance value. IMH believes that by implementing a program to finish improvements on select partially improved assets in the Fund’s portfolio, IMH will increase their value as well as their future salability. This will require that the Fund maintain sufficient cash reserves for this purpose, as well as to cover various expenses associated with enforcement and property ownership.
Resume periodic distributions and the return of investor capital. Despite the ongoing uncertainties of the marketplace, the Fund continues to be reasonably well-positioned to wait for improved market conditions. IMH believes that as the market disorder diminishes and a recovery starts to gain momentum, it will be able to generate appreciable liquidity in the Fund. At that point, and after accounting for the amount of liquidity needed to honor the Fund’s ongoing obligations, IMH expects to be able to resume periodic distributions and the return of investor capital, though there can be no assurance that this will occur. The Fund’s ability to resume distributions depends entirely on the Fund’s ability to capitalize on improving conditions in the real estate market to generate sufficient cash from one-off events related to asset disposition, as well as on maintaining adequate capital for on-going operations. There is no guarantee that as soon as more favorable market conditions prevail the Fund will be able to dispose of all assets expeditiously and above its carrying value.
To preserve the Fund’s capital and to stabilize the Fund’s operations and liquid assets in order to meet future obligations, including those pursuant to current loan commitments, the Manager caused the Fund to, among other things:
•	suspend accepting any additional capital contributions;
•	suspend reinvesting monthly distributions, if any, and cause all future monthly distributions, if any, to be paid in cash;
•	cancel all pending redemption requests, and suspend the acceptance of any new redemption requests;
•	suspend accepting any new loan requests (excluding financing of new loans in connection with the sale of collateral under existing loans or the sale of real estate owned); and
•	effective May 2009, the Fund suspended monthly distributions to Members.

Management’s liquidity plans include selling whole loans or participating interests in certain loans in its portfolio and liquidating certain real estate assets. Two loans with principal balances totaling $100,299 have been identified and are being actively marketed for sale. Accordingly, these loans are reflected as held for sale in the accompanying consolidated balance sheets. Subsequent to June 30, 2009, the Fund foreclosed on one of the loans held for sale. However, this foreclosure did not affect management’s intent to market the asset for sale. Additionally, the Manager continues to evaluate the Fund’s existing outstanding loan obligations to ascertain the necessary funding amounts and timing for each loan, and to determine potential reductions in or cessation of funding commitments for loans in default or to find alternative sources for such fundings. This analysis is on-going as circumstances warrant, although the results are not expected to materially affect management’s current estimate of outstanding loan commitments presented elsewhere in this Form 10-Q. In this regard, in addition to the 32 loans with aggregate principal outstanding balances totaling $360,963 past scheduled maturity, 12 additional loans with aggregate principal outstanding balances totaling $90,308 are scheduled to mature in the next six months, although there can be no assurance that such loans will be repaid.
During the quarter ended June 30, 2009, the Manager drew $6,000 under its line of credit with a bank and utilized these proceeds for the participation of certain Fund loans. During the quarter ended June 30, 2009, the Company repaid principal of $166 under this line commensurate with principal paydowns received from related borrowers, resulting in a balance at June 30, 2009 of $5,834, which is reflected in borrowings from Fund Manager in the accompanying consolidated balance sheet. The line of credit is an obligation of the Fund and is collateralized by specific loans and underlying deeds of trust and a personal guarantee of the Manager’s Chief Executive Officer. The proceeds were utilized by the Fund to meet its on-going obligations and working capital requirements. The Manager is also actively pursuing other financing alternatives for the Fund.
Asset values have dropped significantly in many of the areas where the Fund holds real estate or has a security interest in collateral securing its loans, which resulted in significant non-cash valuation provision charges for the year ended December 31, 2008. IMH also found it necessary to modify certain loans in the Fund’s portfolio, which has resulted in an extended term of maturity on such loans of two years or longer and, in some cases, has required the Fund to accept an interest rate reflective of current market rates, which are lower than in prior periods. IMH may need to modify additional loans in the future in an effort, among other things, to protect the Fund’s collateral. Additionally, while the Manager has elected to suspend new loan requests, we did fund one loan in the first quarter of 2009 in connection with the financing of a sale of certain loan collateral by an existing borrower to an unrelated party, and it is anticipated that we will engage in similar lending activities in the future. This effort effectively converted a non-performing asset into a performing loan.
During the period ended June 30, 2009, IMH has been actively managing both the Fund‘s loan portfolio as well as the Fund‘s REO portfolio.
Activities relative to the REO portfolio have included: negotiating for the sale of certain REO properties; IMH is working with appropriate brokers to list and sell REO properties, some of which are already listed; IMH is currently negotiating or have entered into settlement agreements with several guarantors of loans or REO properties; IMH is working with municipalities regarding development plans and plat extensions on REO properties for the purpose of obtaining plat extensions ranging from 1 to 6 years; IMH is analyzing and, when appropriate, appealing for property tax reductions on REO properties.

With respect to the Fund‘s loan portfolio, IMH is negotiating the sale of selected loans; IMH is pursuing reductions in principal with borrowers and entering into agreements and receiving payments from several borrowers; IMH is monitoring and/or negotiating with several borrowers who are emerging from bankruptcy; our borrowers are working with municipalities regarding development plans and plat extensions on their properties for the purpose of obtaining plat extensions.
There is no assurance that the strategies or objectives being undertaken by IMH will be met on acceptable terms, in a reasonable time frame or at all. In addition, given the state of the real estate and credit markets, it is unlikely that the Fund will re-commence its historical operations in the foreseeable future in the same manner previously operated or at all. IMH continues to examine all aspects of the Fund’s business for areas of improvement and recovery of the Fund’s investment portfolio. However, if the real estate market does not return to normalcy and credit markets do not re-open, the realization of full recovery of the Fund’s investment is unlikely to occur in a reasonable time frame or at all, and IMH may be required to liquidate the Fund’s investment portfolio at a price significantly below the Fund’s initial investment basis and possibly below current carrying values.
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
Our Manager receives from borrowers, either directly or from loan proceeds, all revenue and fees from loan origination, processing, servicing and extension. As a result of the suspension of the Fund’s activities, although the Manager may collect fees from time-to-time from the modification of existing loans or a portion of penalties or default fees, the suspension of the Fund’s lending activities has resulted in the loss of the Manager’s primary revenue source. As such, the Manager believes that its ability to continue as a “going concern” for the next 12 months is in jeopardy. To address this concern, the Manager has taken, among others, the following steps:
•
Implemented a comprehensive cost reduction program, including a reduction in staff. The reduction in staff affected nearly 60% of the Manager’s employees while preserving core functionality in all operational areas. The Manager has stabilized monthly operating costs at approximately $400 per month.

•	On-going collaboration with investment banking firms to close financing and capital raise alternatives that are in process.

•
Continued to explore mechanisms through which the Manager can continue to participate in the capital markets, including, without limitation, the use of additional funding vehicles to capitalize on what the Manager believes are a multitude of opportunities arising from the disruptions in the capital and credit markets.

•	Is engaged in on-going negotiations with creditors to defer or otherwise restructure existing liabilities of the Manager.
•	Considered other initiatives, as they arise, to insure the continued viability of the Manager as an operating entity.
The Fund and the Manager, and the Manager’s wholly-owned subsidiary, are part of the IMH Group. The IMH Group has been engaged in diverse facets of real estate, such as finance, property management, leasing, marketing, acquisition, disposition, development, redevelopment, renovation, construction, and other real estate-related services for over ten years. The IMH Group was reorganized starting at the end of 2008, and other members of the IMH Group will be responsible for an allocation of operating costs that have historically been borne by IMH. Despite the cost-savings initiatives described above, the Manager can provide no assurance that its liquidity situation will improve in 2009 or that the Manager will be able to continue as a going concern.

Selected Financial Data
The following table presents select financial and operating data for the Fund for the periods indicated. The summary financial data was derived from our audited and unaudited financial statements and other financial records. All dollar amounts are expressed in thousands, except unit and per unit data. As discussed elsewhere in this Form 10-Q, effective October 1, 2008, the Fund, among other things, stopped funding new loans (excluding financing of new loans in connection with the sale of collateral under existing loans or the sale of real estate owned), accepting new Member capital and honoring redemption requests. Effective May 2009, the Fund suspended monthly distributions to Members.

	(Unaudited)		(Unaudited)		As of and for
	As of and for the Six		As of and for the Three		the Year Ended
	Months Ended June 30,		Months Ended June 30,		December 31,
	2009	2008	2009	2008	2008
Cash and cash equivalents	$3,480	$108,060	$3,480	$108,060	$23,815
Total assets	$418,654	$711,400	$418,654	$711,400	$414,804
Interest income and fees	$17,595	$33,672	$5,621	$17,067	$67,420
Management fees	$419	$519	$170	$272	$1,139
Interest expense	$103	$78	$103	$49	$78
Net earnings (loss)	$14,217	$32,923	$3,140	$16,689	$(258,287)
Net distributions to Members	$11,706	$32,536	$2,015	$16,532	$64,051
Net Member distributions as a % of net earnings	82.3%	98.8%	64.2%	99.1%	(24.8%)
Net earnings (loss) allocated to Members per weighted average membership units outstanding	$194.64	$522.98	$43.00	$255.09	$(3,835.96)
Net distributions to Members per weighted average membership units	$160.27	$516.83	$27.60	$252.69	$951.27
Average annualized yield to Members	3.23%	10.29%	1.11%	10.02%	9.45%
Member Equity Related:
Retained earnings (Accumulated deficit)	$(319,821)	$405	$(319,821)	$405	$(322,332)
Total Members’ equity	$410,562	$677,230	$410,562	$677,230	$408,051
Number of Member accounts	4,735	4,335	4,735	4,335	4,735
Average Member account balance	$87	$156	$87	$156	$86
States in which the Fund has Members	49	49	49	49	49
Member investments (excluding reinvestments)	$—	$166,871	$—	$90,715	$250,871
Distributions to Members	$11,706	$15,472	$2,016	$7,889	$40,860
Member distributions reinvested	$—	$17,064	$—	$8,643	$23,191
Retained earnings additions (distributed)	$2,511	$387	$1,124	$157	$(322,338)
% of total distributions reinvested	N/A	51.83%	N/A	51.79%	36.21%
Redemptions	$—	$83,894	$—	$41,458	$120,506
Redemptions as % of new investment (incl. reinvestments)	N/A	45.61%	N/A	41.73%	43.97%
Loan Related:
Note balances originated	$392	$235,268	$—	$141,848	$329,952
Number of notes originated	1	11	—	6	23
Average note balance originated	$392	$21,388	$—	$23,641	$14,346
Net loan carrying values	$324,561	$547,785	$324,561	$547,785	$313,544
Number of loans outstanding	60	57	60	57	62
Average loan carrying value	$5,409	$9,610	$5,409	$9,610	$5,057
% of Portfolio Principal — Fixed interest rate	45.1%	35.7%	45.1%	35.7%	31.3%
Number of fixed rate loans	25	22	25	22	22
Weighted average interest rate — Fixed	10.97%	11.37%	10.97%	11.37%	11.71%
% of portfolio — Variable interest rate	54.9%	64.3%	54.9%	64.3%	68.7%
Number of variable rate loans	35	35	35	35	40
Weighted average interest rate — Variable	12.65%	12.36%	12.65%	12.36%	12.39%
Principal balance % by state:
Arizona	53.9%	56.0%	53.9%	56.0%	47.9%
California	17.5%	26.6%	17.5%	26.6%	28.9%
New Mexico	1.4%	1.0%	1.4%	1.0%	0.9%
Texas	15.5%	3.1%	15.5%	3.1%	9.1%
Idaho	3.7%	9.0%	3.7%	9.0%	8.1%
Minnesota	3.8%	2.8%	3.8%	2.8%	2.7%
Nevada	1.9%	1.5%	1.9%	1.5%	1.3%
Utah	2.3%	—	2.3%	—	1.1%
Interest payments over 30 days delinquent	$7,913	$1,088	$7,913	$1,088	$1,134
Loans past scheduled maturity	32	12	32	12	24
Principal balance of loans past scheduled maturity	$360,963	$127,656	$360,963	$127,656	$210,198
Number of loans in non accrual status	40	6	40	6	11
Principal balance of loans in non accrual status	$420,876	$80,341	$420,876	$80,341	$95,624
Allowance for credit losses	$282,910	$1,900	$282,910	$1,900	$300,310
Allowance for credit losses as % of loan principal outstanding	46.6%	0.3%	46.6%	0.3%	48.9%

*	Where applicable, quarterly results are annualized to allow for compatability with annual results.

Results of Operations for the Six and Three Months Ended June 30, 2009 and 2008
As allowed by the Fund’s Operating Agreement, effective October 1, 2008, the Manager elected to suspend certain activities of the Fund, including the acceptance of any additional Member investments in the Fund, the payment of outstanding redemptions requests, and the identification and funding of any new loans (excluding financing of new loans in connection with the sale of collateral under existing loans or the sale of real estate owned). Effective May 2009, the Fund suspended monthly distributions to Members. These elections were made in order to preserve the Fund’s capital and to stabilize the Fund’s operations and liquid assets in order to meet future obligations, including those pursuant to current loan commitments.
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
Revenues

	Six Months Ended June 30,				Three Months Ended June 30,
Interest and Fee Income:	2009	2008	$ Change	% Change	2009	2008	$ Change	% Change
Mortgage Loans	$17,559	$32,350	$(14,791)	(45.7%)	$5,621	$16,525	$(10,904)	(66.0%)
Investments and Money Market Accounts	36	1,322	(1,286)	(97.3%)	—	542	(542)	(100.0%)

Total Interest and Fee Income	$17,595	$33,672	$(16,077)	(47.7%)	$5,621	$17,067	$(11,446)	(67.1%)

During the six months ended June 30, 2009, income from mortgage loans was $17,559, a decrease of $14,791, or 45.7%, from $32,350 for the six months ended June 30, 2008. During the three months ended June 30, 2009 income from mortgage loans was $5,621, a decrease of $10,904, or 66.0%, from $16,525 for the three months ended June 30, 2008.
The year over year decrease in mortgage loan income is attributable to the decrease in the income-earning portion of the Fund’s loan portfolio. While the total loan portfolio was $607,471 at June 30, 2009 as compared to $549,685 at June 30, 2008, the income-earning loan balance decreased significantly to $87,569 from $467,444 for the same periods, respectively. Additionally, the average portfolio interest rate (including performing and nonperforming loans) was 11.89% at June 30, 2009, as compared to 12.00% at June 30, 2008. Also, the Fund recognized $4,540 in accreted interest income during the six months ended June 30, 2008 as compared to none in 2009. The accreted interest was recorded in connection with certain loans purchased at a discount. Additionally, the Fund recognized approximately $2,169 in default interest, fees and other gains during the six months ended June 30, 2008, as compared with none in 2009. Due to the rapid and dramatic decline of the economy and real estate and credit markets, we anticipate an increase in defaults and foreclosures, which will likely result in a further increase in non-accrual loans and real estate owned, which are non-interest earning assets. As such, we anticipate a further decrease in mortgage income in future periods.

During the six months ended June 30, 2009, interest income from investment and money market accounts was $36, a decrease of $1,286, or 97.3%, from $1,322 for the six months ended June 30, 2008. During the three months ended June 30, 2009, interest income from investment and money market accounts, net of fees, was $0, a decrease of $542, or 100.0%, from $542 for the three months ended June 30, 2008. The decrease in investments and money market interest revenues is directly attributable to a decrease in the average amount of cash available for short-term investment and a reduction in interest rates. The decrease in cash is attributable to the suspension of certain of the Fund’s activities, the use of Fund cash to fund remaining loan commitments and distributions to Members, and the decrease in loan payoffs. Given these factors and the lack of available take-out financing available to our borrowers, we anticipate a decrease in cash and cash equivalents for the foreseeable future. As such, we anticipate a decrease in investment income in future periods.
Expenses

	Six Months Ended June 30,				Three Months Ended June 30,
Expenses:	2009	2008	$ Change	% Change	2009	2008	$ Change	% Change
Management Fees	$419	$519	$(100)	(19.3%)	$170	$272	$(102)	(37.5%)
Default Related Expenses	328	85	243	285.9%	202	31	171	551.6%
Operating Expenses for Real Estate Owned	1,340	—	1,340	N/A	1,126	—	1,126	N/A
Professional Fees	1,188	67	1,121	1,673.1%	880	26	854	3,284.6%
Interest Expense:
Borrowings from Fund Manager	103	—	103	N/A	103	—	103	N/A
Borrowings on Note Payable	—	78	(78)	(100.0%)	—	49	(49)	(100.0%)

Interest Expense	103	78	25	32.1%	103	49	54	110.2%

Total Expenses	$3,378	$749	$2,629	351.0%	$2,481	$378	$2,103	556.3%

During the six months ended June 30, 2009, management fee expense was $419, a decrease of $100, or 19.3%, from $519 for the six months ended June 30, 2008. During the three months ended June 30, 2009, management fee expense was $170, a decrease of $102, or 37.5%, from $272 for the three months ended June 30, 2008. Management fee expense as a percentage of mortgage interest income for the Fund was 2.39% and 1.60% for the six months ended June 30, 2009 and 2008, respectively, and 3.02% and 1.65% for the corresponding three months periods then ended. The decrease in management fee expense for the six and three months ended June 30, 2009 is directly related to the significant decline in the “Earning Asset Base” of the Fund’s loan portfolio at June 30, 2009 and 2008, as previously described. The increase in management fees as a percentage of mortgage income is attributed to the increase in “non-earning” or non-accrual assets, which as described above, are removed from the asset base on which management fees are computed. In addition, the computation of management fees do not consider the recognition of default interest and fees recognized during the six and three months ended June 30, 2008 as compared to none in 2009.
Default related expenses include direct expenses related to defaulted loans, foreclosure activities, or property acquired through foreclosure. Such direct costs include legal and other directs costs, as well as allocated personnel costs directly related to defaulted loans and foreclosure activities. During the six months ended June 30, 2009 and 2008, default related expenses were $328 and $85, respectively, an increase of $243 or 285.9%. During the three months ended June 30, 2009 and 2008, default related expenses were $202 and $31, respectively, an increase of $171 or 551.6%. The increase in default related expenses is attributable to the increasing defaults and foreclosures experienced by the Fund in 2009, particularly in the second quarter, as compared to 2008. Given the anticipated increase in defaults and foreclosures, we anticipate a decrease in management fees and an increase in default related costs in future periods. However, the expected changes in these balances cannot be determined with certainty.

Operating expenses for real estate owned include direct operating costs for such property including property taxes, home owner association dues, utilities, repairs and maintenance, licenses and other fees. During the six months ended June 30, 2009 and 2008, operating expenses for real estate owned were $1,340 and $0, respectively, and were $1,126 and $0, respectively, for the corresponding three month periods. The increase in operating expenses for real estate owned is attributable to the increasing number of properties acquired through foreclosures and the past due and current property taxes totaling $972 attributable to such properties. Management expects such costs and expenses to increase as we continue enforcement action on loans in default.
Professional fees consist of outside consulting expenses, valuation services, legal and accounting fees for public reporting related expenses. During the six months ended June 30, 2009 and 2008, professional fees were $1,188 and $67, respectively, an increase of $1,121, or 1,673.1%. During the three months ended June 30, 2009 and 2008, professional fees were $880 and $26, respectively, an increase of $854 or 3,284.6%. The increase in these costs is attributed to the increasing defaults and foreclosures, the cost of valuation services provided in connection with our on-going evaluation of the portfolio, and the costs of public reporting. Also, certain costs that the Manager elected to pay in previous periods (but was not required to do so), such as public reporting costs, are now the responsibility of the Fund. Additionally, during the quarter ended June 30, 2009, the Manager engaged the services of an outside consulting firm to assist in the determination of the specific asset disposition strategy. The consultant receives $110 per month for its services.
Interest expense includes interest incurred in connection with loan participations issued to third parties, borrowings from the Manager and borrowings from a bank. During the six months ended June 30, 2009, interest expense was $103, an increase of $25, or 32.1%, from $78 for the six months ended June 30, 2008. During the three months ended June 30, 2009, interest expense was $103, an increase of $54, or 110.2%, from $49 for the three months ended June 30, 2008. Interest expense for the six and three months ended June 30, 2009 was incurred in connection with the $6,000 borrowing from the Manager. Interest expense for the six months ended June 30, 2008 was incurred in connection with the $10,000 note payable to a bank, of which only $8,000 was drawn and was paid off in the second quarter of 2008. If the Fund is successful in participating Fund loans with other lenders, or is required to leverage assets for purposes of generating liquidity, the Manager anticipates an increase in interest expense in future periods.
Net Earnings

	Six Months Ended June 30,				Three Months Ended June 30,
	2009	2008	$ Change	% Change	2009	2008	$ Change	% Change
Net Earnings	$14,217	$32,923	$(18,706)	(56.8%)	$3,140	$16,689	$(13,549)	(81.2%)

Net earnings consist of interest and fee income reduced by management fee expense, default related expenses, operating expenses, professional fees, interest expense and other expenses. For the six months ended June 30, 2009, net earnings totaled $14,217, a decrease of $18,706, or 56.8%, from net earnings of $32,923 for the six months ended June 30, 2008. For the three months ended June 30, 2009, net earnings totaled $3,140, a decrease of $13,549, or 81.2%, from net earnings of $16,689 for the three months ended June 30, 2008. This decrease in net earnings is attributed to the decrease in the Fund’s income-earning loan portfolio balances contributing to lower interest income and default fees, lower cash balances contributing to lower investment income, and an increase in default related, operating, professional fees and other expenses incurred.

Fund Manager Fund-Related Income and Expense
In accordance with Article 14 of our Operating Agreement, our Manager receives from borrowers, either directly or from loan proceeds, all revenue and fees from loan origination, processing, servicing and extension. For the six months ended June 30, 2009 and 2008, the Manager earned origination, processing and other related fees of approximately $4,483 and $12,763, respectively, substantially all of which were earned on loans funded by the Fund. For the three months ended June 30, 2009 and 2008, the Manager earned origination, processing and other related fees of approximately $706 and $9,105, respectively. In addition to fees earned by the Manager for loan modifications executed during the six months ended June 30, 2009, fees were earned from the expiration of refundable loan fees previously collected, which were refundable to the borrower in the event of loan payoff by a specified date.
In addition, our overhead and certain operating expenses are paid by our Manager, as specified by the Operating Agreement. Such costs include payroll and direct costs associated with loan origination activities, as well as Member development and operations and other general overhead costs. Based on management estimates, during the six and three months ended June 30, 2009 and 2008, the Manager incurred Fund-related expenses as follows:

	Six months ended June 30,		Three months ended June 30,
Fund-related Expenses Paid by Manager:	2009	2008	2009	2008
Operations-related expenses	$2,595	$6,932	$1,023	$4,041
Origination-related expenses	$1,472	$3,933	$580	2,293

Total	$4,067	$10,865	$1,603	$6,334

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
Average Loan Size
While the Fund elected to suspend the identification and funding of new loans effective October 1, 2008, we funded one loan during 2009 (in the first quarter) totaling $392 in connection with the financing of a sale of certain collateral by an existing borrower to an unrelated party. No new loans were originated in the second quarter. In the second quarter of 2008, we originated seven new loans with an average note balance of $20,264. At June 30, 2009, the average principal balance for performing loans was $6,736, as compared to $10,161 at December 31, 2008.

Geographic Diversification
While a large percentage of our loan portfolio is invested primarily in mortgage loans where the collateral is located in Arizona and California, we also currently have loans in New Mexico, Texas, Idaho, Minnesota, Nevada and Utah. As of June 30, 2009 and December 31, 2008, the geographic concentration of loan outstanding principal balances, net of the allowance for credit loss, by state, follows:

	June 30, 2009					December 31, 2008
	Outstanding	Allowance for	Net Carrying			Outstanding	Allowance for	Net Carrying
	Principal	Credit Loss	Amount	Percent	#	Principal	Credit Loss	Amount	Percent	#
Arizona	$287,462	$(112,451)	$175,011	53.9%	29	$294,362	$(128,499)	$165,863	52.9%	31
California	180,570	(123,877)	56,693	17.5%	20	177,255	(124,422)	52,833	16.9%	20
New Mexico	5,240	(667)	4,573	1.4%	2	5,240	(637)	4,603	1.5%	2
Texas	56,257	(5,872)	50,385	15.5%	4	55,825	(5,781)	50,044	16.0%	4
Idaho	49,580	(37,530)	12,050	3.7%	2	49,578	(38,458)	11,120	3.5%	2
Minnesota	12,453	—	12,453	3.8%	1	16,590	—	16,590	5.3%	1
Nevada	7,969	(1,876)	6,093	1.9%	1	7,969	(1,876)	6,093	1.9%	1
Utah	7,940	(637)	7,303	2.3%	1	7,035	(637)	6,398	2.0%	1

Total	$607,471	$(282,910)	$324,561	100.0%	60	$613,854	$(300,310)	$313,544	100.0%	62

The concentration of our loan portfolio in California and Arizona, which are markets in which values have been severely impacted by the decline in the real estate market, totals 71.4% at June 30, 2009. As the Fund has stopped funding new loans, our ability to diversify our portfolio is significantly impaired.
Interest Rate Information
Our loan portfolio includes loans that carry variable and fixed interest rates. All variable interest rate loans are indexed to the Prime rate with floors. At June 30, 2009 and December 31, 2008, the Prime rate was 3.25%.
At June 30, 2009, 54.9% of our portfolio consisted of variable rate loans, compared to 68.7% at December 31, 2008. The decrease in the percentage of variable rate loans in the portfolio is attributed to the modification of certain loans as fixed rate loans that were previously variable rate. The weighted average interest rate on variable rate loans was 12.65% and 12.39% at June 30, 2009 and December 31, 2008, respectively. The increase in the average variable rate at June 30, 2009 as compared to December 31, 2008 is attributed to the foreclosure of lower variable rate loans and the modification of certain variable rate loans to lower fixed rates. Similarly, the Fund experienced an increase in the average spread over the Prime interest rate (Prime rate plus 9.40% at June 30, 2009 as compared to Prime rate plus 9.14% at December 31, 2008). At June 30, 2009 and December 31, 2008, all variable rate loans outstanding had an interest rate floor and no ceiling interest rates. Accordingly, if the Prime interest rate increases during the life of the loans, interest rates on substantially all these loans would adjust upward. Conversely, as the Prime interest rate decreases, the interest rates on such loans do not decline below the floor rates, which is typically the original interest rate at the time of origination. For the impact of proforma increases or decreases in the Prime rate, see the discussion of “Quantitative and Qualitative Disclosures about Market Risk” located elsewhere in this Form 10-Q.
At June 30, 2009, 45.1% of our portfolio consisted of fixed rate loans, compared with 31.3% at December 31, 2008. The increase in the percentage of fixed rate loans in the portfolio is attributed to the modification of certain loans as fixed rate loans that were previously variable rate. The average rate on fixed rate loans as of June 30, 2009 and December 31, 2008 was 10.97% and 11.71%, respectively. The reduction in rates between these periods reflects the foreclosure of certain fixed rate loans, the origination of lower yielding fixed rate loans, and loan modifications which convert variable rate loans to lower rate fixed rate loans.

As of June 30, 2009 and December 31, 2008, respectively, outstanding principal balances (including non-accrual loans), net of the allowance for credit loss, summarized by fixed and variable interest rates within selected interest rate ranges and other portfolio information, were as follows:

		June 30, 2009
	Fixed Rate		Variable Rate		Total
		Outstanding		Outstanding		Outstanding	Allowance for	Net Carrying
Current Rate:	#	Principal	#	Principal	#	Principal	Credit Loss	Amount	%
6.00%	1	$5,890	—	$—	1	$5,890	$—	$5,890	1.8%
8.00%	2	3,892	—	—	2	3,892	—	3,892	1.2%
8.25%	1	55,145	—	—	1	55,145	—	55,145	17.0%
9.00%	1	1,589	—	—	1	1,589	(783)	806	0.2%
10.00%	3	27,886	—	—	3	27,886	(22,809)	5,077	1.6%
11.00%	—	—	1	1,982	1	1,982	—	1,982	0.6%
11.50%	2	2,572	5	56,483	7	59,055	(6,813)	52,242	16.2%
11.75%	1	5,597	—	—	1	5,597	—	5,597	1.7%
12.00%	9	102,554	9	65,403	18	167,957	(58,191)	109,766	33.9%
12.25%	—	—	2	56,495	2	56,495	(51,692)	4,803	1.5%
12.50%	1	1,454	6	22,441	7	23,895	(18,012)	5,883	1.8%
12.75%	1	37,958	—	—	1	37,958	(24,894)	13,064	4.0%
13.00%	3	29,537	9	54,947	12	84,484	(64,935)	19,549	6.0%
13.75%	—	—	2	6,528	2	6,528	(3,781)	2,747	0.8%
14.25%	—	—	1	69,118	1	69,118	(31,000)	38,118	11.7%

Total	25	$274,074	35	$333,397	60	$607,471	$(282,910)	$324,561	100.0%

% of Portfolio		45.1%		54.9%		100.0%

Weighted Average Rate		10.97%		12.65%		11.89%

Number of Loans		25		35		60

Average Principal		$10,963		$9,526		$10,125

	December 31, 2008
	Fixed Rate		Variable Rate		Total
		Outstanding		Outstanding		Outstanding	Allowance for	Net Carrying
Current Rate:	#	Principal	#	Principal	#	Principal	Credit Loss	Amount	%
8.00%	1	$3,500	—	$—	1	$3,500	$—	$3,500	1.1%
9.00%	1	10,461	1	1,622	2	12,083	(10,175)	1,908	0.6%
10.00%	1	26,709	—	—	1	26,709	(23,226)	3,483	1.1%
11.00%	—	—	1	1,981	1	1,981	—	1,981	0.6%
11.25%	—	—	1	46,020	1	46,020	—	46,020	14.7%
11.50%	2	2,651	6	94,283	8	96,934	(15,928)	81,006	25.8%
11.75%	1	4,752	—	—	1	4,752	—	4,752	1.5%
12.00%	10	75,758	9	67,683	19	143,441	(54,499)	88,942	28.4%
12.25%	1	631	3	55,850	4	56,481	(52,775)	3,706	1.2%
12.50%	1	1,929	6	22,227	7	24,156	(18,026)	6,130	2.0%
12.75%	1	37,935	—	—	1	37,935	(25,394)	12,541	4.0%
13.00%	3	27,897	9	54,947	12	82,844	(64,831)	18,013	5.7%
13.25%	—	—	1	2,821	1	2,821	(1,675)	1,146	0.4%
13.75%	—	—	2	6,528	2	6,528	(3,781)	2,747	0.9%
14.25%	—	—	1	67,669	1	67,669	(30,000)	37,669	12.0%

Total	22	$192,223	40	$421,631	62	$613,854	$(300,310)	$313,544	100.0%

% of Portfolio		31.3%		68.7%		100.0%

Weighted Average Rate		11.71%		12.39%		12.18%

Number of Loans		22		40		62

Average Principal		$8,737		$10,541		$9,901

Concentration by Category based on Collateral’s Development Status
As of June 30, 2009 and December 31, 2008, respectively, loan outstanding principal balances, net of the allowance for credit loss, by development status of the underlying collateral, were as follows:

	June 30, 2009			December 31, 2008
	Amount	%	#	Amount	%	#
Pre-entitled Land:
Held for Investment	$7,178	1.2%	2	$7,178	1.2%	2
Processing Entitlements	194,418	32.0%	11	200,902	32.8%	12

	201,596	33.2%	13	208,080	34.0%	14

Entitled Land:
Held for Investment	112,104	18.5%	17	114,307	18.6%	17
Infrastructure under Construction	60,080	9.9%	4	57,908	9.4%	4
Improved and Held for Vertical Construction	46,088	7.6%	4	54,486	8.9%	5

	218,272	36.0%	25	226,701	36.9%	26

Construction & Existing Structures:
New Structure — Construction in-process	41,474	6.8%	14	43,814	7.1%	14
Existing Structure Held for Investment	37,890	6.2%	5	37,482	6.1%	5
Existing Structure — Improvements	108,239	17.8%	3	97,777	15.9%	3

	187,603	30.8%	22	179,073	29.1%	22

Total	607,471	100.0%	60	613,854	100.0%	62

Less: Allowance for Credit Loss	(282,910)			(300,310)

Net Carrying Value	$324,561			$313,544

As of June 30, 2009 and December 31, 2008, respectively, loan outstanding principal balances, net of the allowance for credit loss, by expected end-use of the underlying collateral, were as follows:

	June 30, 2009			December 31, 2008
	Amount	%	#	Amount	%	#
Residential	$265,774	43.8%	36	$278,644	45.4%	37
Mixed Use	203,953	33.6%	10	206,691	33.7%	11
Commercial	136,674	22.5%	13	127,449	20.8%	13
Industrial	1,070	0.1%	1	1,070	0.1%	1

Total	607,471	100.0%	60	613,854	100.0%	62

Less: Allowance for Credit Loss	(282,910)			(300,310)

Net Carrying Value	$324,561			$313,544

IMH estimates that, as of June 30, 2009, approximately 61% of the valuation allowance is attributable to residential-related projects, 36% to mixed use projects, and the balance to commercial and industrial projects.
The concentration of loans by type of collateral and end-use is expected to remain consistent within the current portfolio. As of June 30, 2009 and December 31, 2008, the concentration of loans by type of collateral and end-use was relatively consistent over these periods.

Borrower and Borrower Groups
Our investment guidelines provide that no single loan should exceed 10% of the total of all outstanding loans and that aggregate loans outstanding to one borrower or borrower group should not exceed 20% of the total of all outstanding loans. As of June 30, 2009 and December 31, 2008, there was one individual borrower whose aggregated borrowings totaled $69,118 and $67,670, respectively which was approximately 11% of our total mortgage loan principal balance outstanding (although at the time of origination, the principal balance was less than 10% of the total mortgage loan principal balance outstanding).
Changes in the Portfolio Profile — Scheduled Maturities
The outstanding principal balance of mortgage investments, net of the allowance for credit loss, as of June 30, 2009 have scheduled maturity dates within the next several quarters as follows:

June 30, 2009
Quarter	Amount	Percent	#
Matured	$360,963	59.4%	32
Q3 2009	78,512	12.9%	10
Q4 2009	11,796	1.9%	2
Q1 2010	976	0.2%	2
Q2 2010	94,931	15.6%	2
Q3 2010	56,401	9.3%	10
Q1 2011	3,500	0.6%	1
Q1 2012	392	0.1%	1

Total	607,471	100.0%	60

Less: Allowance for Credit Loss	(282,910)

Net Carrying Value	$324,561

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
Real Estate Held for Development or Sale
Real estate held for development consists primarily of properties acquired as a result of foreclosure or purchase and is reported at the lower of carrying value or fair value, less estimated costs to sell the property. The Fund had $69,768 and $62,781 of such assets at June 30, 2009 and December 31, 2008, respectively.
During the six months ended June 30, 2009, the Fund acquired four real estate assets through foreclosure of the related mortgage loans with an estimated fair value of $10,170. During the year ended December 31, 2008, the Fund took title to the underlying real estate collateral of 9 loans in default with a net carrying value of approximately $55,318 at December 31, 2008. Additionally, in March 2008, the Fund purchased certain real estate with a current carrying value of approximately $7,463, located in Arizona that is contiguous to the collateral property of certain loans in the loan portfolio, in order to maintain and enhance the overall project value. All real estate held for development is located in California, Arizona, Texas and Minnesota.

During the second quarter of 2009, the Company implemented a plan to market and sell certain residential real estate previously held for development. At June 30, 2009, the fair value of real estate held for sale totaled $4,492. During the second quarter, the Company sold various individual residential units netting approximately $459 in cash proceeds.
A summary of real estate held for development, by state, follows:

	# of	Aggregate Net
State	Projects	Book Value
California	3	$14,104
Texas	2	14,315
Arizona	7	37,108
Minnesota	1	4,241

Total	13	$69,768

Of the above balances, approximately 90% were originally projected for development of residential real estate and 10% were scheduled for mixed used real estate development. IMH is currently evaluating its use and liquidation options with respect to these projects. The real estate held for sale is located in Arizona and is multifamily residential project.
The Manager has established an asset management department to manage the activities of any projects acquired through foreclosure or by other means. Additionally, during the quarter ended June 30, 2009, the Manager engaged the services of an outside asset management specialist to assist in the determination of the specific asset disposition strategy. The consultant receives $110 per month for its services. Such activities include the preparation of analyses to evaluate various alternatives to determine the highest and best use for the development and ultimate liquidation of such projects. The Manager continues to evaluate various alternatives for the ultimate disposition of such investments, including partial or complete development of such properties or disposal of such properties on an as-is basis. Project development alternatives may include, either through joint venture or on a project management basis, the development of the project through entitlement, completion of various improvements or complete vertical construction. Although the Manager has been approached on an unsolicited basis by third parties expressing an interest in purchasing certain real estate owned, the Manager has not developed or adopted any formal plan to dispose of such assets to date. Accordingly, except for those assets designated for sale, no other real estate assets are reflected as held for sale.

Important Relationships Between Capital Resources and Results of Operations
Loan Loss Reserve
Historically, the net earnings available to distribute to Members was primarily generated from interest earned on mortgage loans and short-term investments, as well as default fees and other amounts collected from borrowers. If borrowers did not make timely payments of interest in a particular month, the amount distributable to Members in that month could be reduced by the amount of the delinquent payment. To mitigate the effect of such late payments by borrowers, we historically used our reserves (referred to as the “Loan Loss Reserve”) to supplement the distribution of earnings to the Members. The Loan Loss Reserves is known as retained earnings under GAAP. The entire retained earnings balance has been depleted as of June 30, 2009 and Member distributions have been suspended. As a result, the Loan Loss Reserve is no longer available for distribution.
Mortgage Loans, Participations and Loan Sales
For purposes of meeting liquidity demands, the Fund has historically entered into the partial sale of loans through loan participation agreements with various third parties and the Manager. Origination fees (points) paid to the participants in connection with the participation transactions were paid by the Manager in accordance with the Operating Agreement. Aside from the borrowings from the Manager, which are secured by certain Fund loans, no participations were issued during the six or three months ended June 30, 2009 or 2008. Additionally, the Fund occasionally enters into agreements to sell whole loans to third parties. During the six months ended June 30, 2008, the Fund was approached by a third party that offered to purchase a loan from the Fund at 101% of its par value. Due to the nature of this transaction, it was treated as an investing activity in the consolidated statement of cash flows rather than a financing activity, which is how the Fund’s typical whole loan sales are treated. While we have anticipated continuing to participate mortgage loans as liquidity needs arise, the Manager historically had not expected that loan sales would occur in the ordinary course of business. However, given the Manager’s decision to suspend certain of the Fund’s activities in order to prevent impairment of the Fund’s capital and operations and to meet its remaining funding commitments, certain loans are likely to be sold or participated in the future. While IMH expects that any future loan participations or loan sales will also occur at or near par, due in part to current market conditions, there can be no assurance that we will be able to do so. In light of current economic conditions, it may be necessary to employ alternative structures for loan participations.
In cases of whole loan sales or participations issued to our Manager, the transactions have been completed at par value, and the Manager has typically pledged the purchased loan to a commercial bank as collateral on its line of credit. The Manager uses the proceeds from the line of credit, together with other funds of the Manager, to execute the transactions. We have historically repurchased loans from the Manager, although we are not obligated to do so. The sales of whole loans and participations issued to the Manager are accounted for as secured borrowings, and are separately identified in our consolidated financial statements. No loans were sold to or participated with the Manager during the six months ended June 30, 2008. However, during the quarter ended June 30, 2009, the Manager drew $6,000 under its line of credit to provide liquidity for the Fund.. This loan is collateralized by certain Fund loans. The line of credit is collateralized by specific Fund loans and underlying deeds of trust and a personal guarantee of the Manager’s Chief Executive Officer.

Distributions to Members
Historically, Fund Members elected to either reinvest distributable monthly earnings or to have earnings distributed to them in cash. Effective October 1, 2008, the Fund suspended the option by which Members could reinvest monthly distributions. For the six months ended June 30, 2009 and 2008, the Fund’s total net distributions to Members were $11,706 and $32,536, respectively, which translated into net distributions of $160.27 and $516.83 per weighted average membership unit over the same periods, respectively. For the three months ended June 30, 2009 and 2008, the Fund’s total net distributions to Members were $2,016 and $16,532, respectively, which translated into net distributions of $27.60 and $252.69 per weighted average membership unit over the same periods, respectively. Distributions reinvested, which is a non-cash transaction, totaled $0 and $17,064 for the six months ended June 30, 2009 and 2008, respectively, respectively, representing 0% and 51.83%, respectively, of total Member distributions. The decrease in reinvested Member distributions is attributed to the Fund’s suspension of the distribution reinvestment plan effective October 1, 2009. Accordingly, until such time that the distribution reinvestment plan is reinstated, if ever, any future monthly distributions will be made in cash. During the second quarter of 2009, the Manager revised its Member distribution program and ceased further distributions to Fund Members until the Fund generates sufficient liquidity to cover all borrower obligations and operating costs.
Annualized Rate of Return to Members on Distributions
The annualized yield based on distributions made to the Fund’s Members was 3.2% and 10.3% for the six months ended June 30, 2009 and 2008, respectively, and 1.1% and 10.0% for the three months ended June 30, 2009 and 2008, respectively. The year over year reduction in the annualized yield is attributable to the reduction in the deployment ratio of available capital to loans funded, an increase in the number of loans placed in non-accrual status, the change in the Prime rate over these periods (which has resulted in lower interest bearing loans), the increase in real estate held for development (which is a non-earning asset) and the suspension of Member distributions during the second quarter of 2009.
Redemptions
Effective October 1, 2008, the Manager elected to, among other actions, suspend the acceptance and payment of all redemption requests. During the six months ended June 30, 2009 and 2008, the Fund paid redemptions, including retained earning amounts returned on full redemptions, totaling $0 and $83,894, respectively, which, expressed as a percentage of new Member investment (including reinvestments), was 0% and 45.61%, respectively, over the same periods.
Prospective Trends
Loan Demand, Selection and Quality
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

Summary of Existing Loans in Default
At June 30, 2009, 47 loans with outstanding principal balances totaling $519,902 were in default, of which 32 with outstanding principal balances totaling $360,963 were past their respective scheduled maturity dates, and the remaining 15 loans were in default as a result of delinquency on outstanding interest payments or have been deemed non-performing based on value of the underlying collateral in relation to the respective book value of the loan. At December 31, 2008, 28 loans with outstanding principal balances totaling $226,630 were in default, of which 24 with outstanding principal balances totaling $210,198 were past their respective scheduled maturity dates, and the remaining 4 loans were in default as a result of delinquency on outstanding interest payments. In light of current economic conditions and in the absence of a recovery of the credit markets, it is anticipated that many if not most loans will not pay off at the scheduled maturity.
The Fund has commenced foreclosure on 20 of the 47 loans in default. It is anticipated that foreclosure action will commence on an additional 3 loans, and the Fund is negotiating with the borrowers and assessing the possibility of modifications of loan terms for the remaining 24 loans in default. There are 2 loans in default involved in bankruptcy reorganizations. For another loan in default, the Fund is a participating lender and the lead lender has commenced foreclosure proceedings.
At June 30, 2009, 40 loans in non-accrual status had outstanding principal balances totaling $420,876. Total contractual interest due under the loan terms for the non-accrual loans was $26,933, of which $10,220 is included in accrued interest receivable in the balance sheet, and of which $16,713 has not been recognized as income by the Fund. The remaining 7 loans in default had outstanding principal balances totaling $99,026, with accrued interest due totaling $2,113, which is included in accrued interest receivable in the Fund’s balance sheet. Excluding the loans in bankruptcy reorganization and those in default as a result of nonpayment of interest, loans in default were past their scheduled maturities by a range of 4 to 90 days as of June 30, 2009.
The geographic concentration of loans in default, net of the allowance for credit loss, at June 30, 2009 is as follows:

	Percent of						Non-Accrued
	Outstanding		Outstanding	Allowance for	Net Carrying	Accrued	Note
	Principal	#	Principal	Credit Loss	Amount	Interest	Interest	Total
Arizona	41.9%	20	$217,415	$(110,357)	$107,058	$3,949	$4,337	$115,344
Idaho	9.5%	2	49,580	(37,530)	12,050	1,948	2,988	16,986
California	32.9%	17	170,988	(123,877)	47,111	4,021	7,351	58,483
Minnesota	2.4%	1	12,453	—	12,453	495	754	13,702
Texas	10.8%	4	56,257	(5,872)	50,385	1,558	529	52,472
Nevada	1.5%	1	7,969	(1,876)	6,093	319	474	6,886
New Mexico	1.0%	2	5,240	(667)	4,573	43	280	4,896

	100.0%	47	$519,902	$(280,179)	$239,723	$12,333	$16,713	$268,769

Of the loans in default at June 30, 2009, 49% of such loan principal balances related to residential end-use projects, 38% related to mixed-use projects, and 13% related to commercial and industrial projects.
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
The Fund utilizes SFAS 114 and SFAS 157 in evaluating the collectibility of a loan and for determining the valuation of its loan portfolio. In accordance with SFAS 114 and SFAS 157, IMH performs an evaluation for impairment for all loans in default as of the applicable measurement date. Under the provisions of SFAS 114, a loan is considered to be impaired when it is probable that the Fund will be unable to collect all amounts due according to the contractual terms of the loan agreement. Further, SFAS 114 requires that the impairment, if any, be measured based on the “fair value” of the collateral if the creditor determines that foreclosure is probable. Under SFAS 114, if the loan is collateral dependent, impairment is to be measured at the balance sheet date based on the then fair value of the collateral in relation to contractual amounts due under the terms of the loan. All Fund loans are deemed to be collateral dependent.
In determining fair value, IMH has adopted the provisions under SFAS 157, which establishes a framework for measuring fair value in accordance with generally accepted accounting principles, clarifies the definition of fair value within that framework, and expands disclosures about the use of fair value measurements. SFAS 157 applies whenever other accounting standards, such as SFAS 114, require or permit fair value measurement.
Under SFAS 157, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (the “exit price”) in an orderly transaction between market participants at the measurement date. Market participants are buyers and sellers in the principal (or most advantageous) market for the asset or liability that are (a) independent of the reporting entity; that is, they are not related parties; (b) knowledgeable, having a reasonable understanding about the asset or liability and the transaction based on all available information, including information that might be obtained through due diligence efforts that are usual and customary; (c) able to transact for the asset or liability; and (d) willing to transact for the asset or liability; that is, they are motivated but not forced or otherwise compelled to do so.

Under SFAS 157, a fair value measurement assumes the highest and best use of the asset by market participants, considering the use of the asset that is physically possible, legally permissible, and financially feasible at the measurement date. Highest and best use is determined based on the use of the asset by market participants, even if the intended use of the asset by the reporting entity is different. Determination of the highest and best use of the asset establishes the valuation premise used to measure the fair value of the asset. Two asset categories are established under SFAS 157: in-use assets and in-exchange assets. When using an in-exchange valuation premise, the fair value of the asset is determined based on the price that would be received in a current transaction to sell the asset standalone. All Fund loans are deemed to be in-exchange assets.
SFAS 157 establishes a fair value hierarchy that prioritizes the inputs into valuation techniques used to measure fair value. The three levels of the fair value hierarchy under SFAS 157 are as follows:
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
SFAS 157 gives the highest priority to Level 1 inputs, and gives the lowest priority to Level 3 inputs. The value of a financial instrument within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value instrument.
Fair value is a market-based measure considered from the perspective of a market participant who holds the asset or owes the liability, rather than an entity-specific measurement. Therefore, even when market assumptions are not readily available, management’s own assumptions attempt to reflect those that market participants would use in pricing the asset or liability at the measurement date.
IMH performs an in-depth valuation analysis of its loan portfolio on an annual basis, with quarterly updates performed as circumstances warrant. Historically, for purposes of determining whether a valuation adjustment was required, IMH utilized a modeling technique (known as residual analysis) commonly used in our industry using Level 3 inputs. This analysis was based on the assumption that development of our collateral was the highest and best use of such property.
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

The results of our annual process were re-assessed in both the first and second quarters of 2009 to determine whether any valuation adjustments were considered necessary.
In assessing the current fair value of the loan portfolio as of June 30, 2009, IMH assessed the likelihood of collectibility of each loan in the portfolio, giving consideration to recent loan performance, related interest rates (whether fixed or variable), the term to maturity, and the credit risk of our borrowers. For loans deemed not assured as to collectability based on the current performance and related loan terms, IMH assessed the current value of the underlying collateral in relation to valuations obtained as of December 31, 2008. IMH then determined whether any changes in collateral value were warranted based on improvements made at the property, as well as significant changes in development status, entitlement status, projected end use and overall project viability. While the Fund has experienced an increase in loan defaults and related credit risk during the six months ended June 30, 2009, IMH determined that the fair value of the collateral underlying the loan portfolio has not changed materially since December 31, 2008.
Given the recent completion of the valuations and the lack of significant change in market conditions in the first and second quarters of 2009, except for the transfer of real estate assets acquired through foreclosure during the period at estimated fair value, no adjustment to the valuation allowance was made during the first six months of 2009. As of June 30, 2009 and December 31, 2008, the allowance for credit loss totaled $282,910 and $300,310, respectively, representing 46.6% and 48.9%, respectively, of the total loan portfolio principal balances. With the existing allowance recorded as of June 30, 2009 and December 31, 2008, IMH believes that as of the reporting date, the fair value of the underlying collateral of the Fund’s loan portfolio is sufficient to protect the Fund against any loss of the net carrying value of loan principal or accrued interest, and that no additional allowance for credit loss is considered necessary. While the above results reflect management’s assessment of fair value as of June 30, 2009 and December 31, 2008 based on currently available data, IMH will continue to evaluate the loan portfolio in the remaining quarters of 2009 and beyond to determine the adequacy and appropriateness of the allowance for credit loss and to update our loan-to-value ratios. Depending on market conditions, such updates may yield materially different values and potentially increase or decrease the valuation allowance.
A rollforward of the allowance for credit loss as of June 30, 2009 follows:

2009
Balance at beginning of period	$300,310
Valuation charge for current fair value	—
Transferred to other accounts	(17,400)

Balance at end of period	$282,910

Trends in Interest Income and Effective Portfolio Yield
At June 30, 2009 and December 31, 2008, our loan portfolio had a weighted average note rate of 11.89% and 12.18%, respectively. For the income on these yields to be fully realized, all loans must be “performing” and accrued interest income must be deemed to be collectible. At June 30, 2009 and December 31, 2008, accrued interest income totaled $12,812 and $10,453, respectively, and note rate interest earned but not accrued totaled approximately $25,907 and $7,793, respectively. Based on the Manager’s assessment of the Fund’s portfolio and current defaults, the Manager anticipates that additional loans will be placed in non-accrual status over the next several quarters resulting in the deferral (but not necessarily impairment) of corresponding amounts of interest income, default interest and fees. Moreover, IMH has modified certain loans in the Fund’s portfolio, the result of which has resulted in an extended term of maturity on such loans of two years or longer and, in some cases, has required the Fund to accept an interest rate reflective of current market rates, which are lower than in prior periods. Accordingly, the Manager believes that net interest income, as a percent of the total portfolio (the combined total of both accrual and non-accrual loans), will decline, thereby further reducing monthly earnings and the resulting yields to our Members. While our Manager believes much of the deferred amounts may be ultimately realized, we cannot provide any assurance that any deferred amounts (including non-accrual interest, default interest or fees) will be realized or that future yields will approximate current or historical yields.

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

Additionally, during the quarter ended June 30, 2009, the Manager drew $6,000 under its line of credit with a bank to provide liquidity for the Fund. The loan is secured by certain Fund loans. During the second quarter, the Company repaid principal of $166 under this loan commensurate with principal paydowns received from related borrowers, resulting in a balance at June 30, 2009 of $5,834. The line of credit is collateralized by specific Fund loans and underlying deeds of trust and a personal guarantee of the Manager’s Chief Executive Officer.
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
Contractual Obligations
The financial obligations to the Manager under the Operating Agreement, as described elsewhere in this Form 10-Q, and funding commitments to borrowers, as of June 30, 2009, reflect contractual obligations of the Fund as of such date. Additionally, during the quarter ended June 30, 2009, the Manager engaged the services of an outside consulting firm to assist with general portfolio oversight and to assist in the determination of the specific asset disposition strategy. The consultant receives $110 per month for its services and the contract is cancelable by either party with 60 day written notice. All of the Fund’s lending commitments as of June 30, 2009 are expected to be funded within one year. Aside from these, the Fund has no other contractual obligations at June 30, 2009. See “Liquidity and Capital Resources” for additional information.
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
Requirements for Liquidity
Loan Fundings
At June 30, 2009, 8 of our borrowers have remaining funded or unfunded interest reserves, and 52 of our borrowers are scheduled to pay interest from other sources or have depleted any available interest reserves. On certain loans, upon their initial funding, the reserve for future interest payments is deposited into a controlled disbursement account in the name of the borrower for the benefit of the Fund. These accounts, which are held in the name of the borrowers, are not included in the accompanying balance sheets.

Estimated future commitments for construction or development costs, and for interest, are recorded on the consolidated balance sheets as an Undisbursed Portion of Loans-in-process and Interest Reserves, which are deducted from Mortgage Loan Note Obligations. As of June 30, 2009 and December 31, 2008, undisbursed loans-in-process and interest reserves balances were as follows:

	June 30, 2009			December 31, 2008
	Loans Held	Loans Held		Loans Held	Loans Held
	to Maturity	for Sale	Total	to Maturity	for Sale	Total
Undispersed Loans-in-process per Note Agreement	$52,798	$23,488	$76,286	$66,035	$32,633	$98,668
Less: amounts not to be funded	(48,937)	(21,038)	(69,975)	(39,461)	(13,767)	(53,228)

Undispersed Loans-in-process per
Financial Statements	$3,861	$2,450	$6,311	$26,574	$18,866	$45,440

The contractual amount of unfunded loans in process and interest reserves totaled $76,286 and $98,668 at June 30, 2009 and December 31, 2008, respectively. The decrease in this balance is due to funding of existing construction loan commitments in the first six months of 2009 or foreclosure of the related collateral. While the contractual amount of unfunded loans in process and interest reserves total $76,286 at June 30, 2009, IMH estimates that it will fund no more than $6,311. The difference of $69,975 is not expected to be funded and relates to loans that are in default, loans that have been modified to lower the funding amount, and loans whose funding is contingent on various project milestones, many that have not been met to date and are not expected to be met given current economic conditions. Accordingly, these amounts are not reflected as funding obligations in the accompanying consolidated balance sheets.
While the Manager may choose to modify loan terms with current borrowers and to commit additional funds, if deemed appropriate by the Manager, the Fund had not executed any “Commitment to Fund” letters for new loans as of June 30, 2009.
Maintenance and Development Costs for Real Estate Owned
We require liquidity to pay costs and fees to preserve and protect the real estate we own. Real estate held for development or sale consists primarily of properties acquired as a result of foreclosure or purchase and is reported at the lower of carrying value or fair value, less estimated costs to sell the property. At June 30, 2009 and December 31, 2008, our real estate owned was comprised of 14 properties and 10 properties, respectively, acquired through foreclosure or purchase, with a carrying value of $74,260 ($69,768 held for development and $4,492 held for sale) and $62,781, respectively. Costs related to the development or improvement of the assets are capitalized and costs relating to holding the assets are charged to expense. Cash outlays for capitalized development costs totaled $1,848 during the six months ended June 30, 2009. In addition, costs related to holding and maintaining such properties, which were expensed and included in operating expenses for real estate owned in the accompanying consolidated statement of operations, totaled approximately $1,340 (including $972 in property taxes due for foreclosed properties) and $0 during the six month periods ended June 30, 2009 and 2008, respectively, and $1,126 and $0 for the three months ended June 30, 2009 and 2008, respectively. The nature and extent of future costs for such properties depends on the level of development undertaken, the number of additional foreclosures and other factors.

Our policies with respect to, and the reasoning behind the need for, liquidity to satisfy management fees and loan enforcement costs, interest expense, distributions to Members and for Member Redemptions, have not changed in any material respect since our previously filed Form 10-K. For updated information regarding our requirements for these purposes, please see the discussion above.
Sources of Liquidity
Loan Payments
The repayment of a loan at maturity creates liquidity. In the case of an extension, our Manager typically charges the borrower a fee for re-evaluating the loan and processing the extension. Borrowers do not customarily pay this fee out of their own funds, but instead usually pay the fee out of available unfunded loan proceeds, or by negotiating an increase in the loan amount sufficient to pay the fee. However, to the extent that we extend a loan, we do not generate liquidity because our Manager, and not the Fund, receives the extension fee, if any. During the six months ended June 30, 2009, the Fund received loan principal payments totaling $1,481. Excluding loan balances past scheduled maturity, the Fund owns loans with scheduled maturities in the third and fourth quarters of 2009 totaling $90,308. However, due to the state of the economy and the compressed nature of the real estate, credit and other markets, loan defaults have continued to rise and are expected to rise further and there can be no assurance that any part of these loans will be repaid, or when they will be repaid.
See the discussion above in Results of Operations for the Six and Three Months Ended June 30, 2009 and 2008 for information regarding interest income.
Disposition of Real Estate Owned
The sale of real estate owned creates liquidity for the Fund. During the six months ended June 30, 2009, the Fund received proceeds totaling $459 from the sale of real estate. As development of certain real estate projects is completed, management anticipates that proceeds from the disposition of real estate will increase in the future. However, there can be no assurance that such real estate will be sold at a price in excess of the current book value of such real estate.
Supplemental Liquidity
In addition to the customary liquidity elements discussed above, the Fund has certain additional sources to create liquidity should the need arise. In addition to the Fund having approximately $3,480 in cash on hand at June 30, 2009, the Fund’s Manager also has $6,200 in bank lines of credit available to monetize Fund loans. During the quarter ended June 30, 2009, the Manager drew $6,000 under its line of credit with a bank to provide liquidity for the Fund, of which $166 was repaid during the second quarter. Additionally, the Fund may create liquidity from the sale of real estate owned, whole loans or loan participations.
Cash Flows
Cash provided by operating activities was $12,320 and $23,440 for the six months ended June 30, 2009 and 2008, respectively. Cash provided by operating activities includes the cash generated from interest and other mortgage income from the Fund’s loan portfolio, offset by amounts paid for management fees to our Manager and interest paid on participated loans, to our Manager for short-term borrowings, and to banks for notes payable. The decrease in the year over year amount is attributed to the decrease in the income-earning balance of the Fund’s loan portfolio and resulting mortgage income.

Net cash used by investing activities was $21,820 and $77,652 for the six months ended June 30, 2009 and 2008, respectively. The increase in net cash used by investing activities was attributable to a decrease in the number and amount of mortgage loan fundings ($21,912 and $133,930 during the six months ended June 30, 2009 and 2008, respectively), coupled with a decrease in loan paydowns during the same periods ($1,481 and $32,834 during the six months ended June 30, 2009 and 2008, respectively). Moreover, the Fund decreased the amount expended on real estate held for development ($1,848 and $7,881 during the six months ended June 30, 2009 and 2008, respectively). In addition, the Fund generated $31,325 in proceeds from the sale of a whole loan in 2008 as compared to none in 2009.
Net cash used by financing activities was $10,835 for the six months ended June 30, 2009 as compared to net cash provided by financing activities of $88,668 for the same period in 2008. The primary reason for the decrease in cash from financing activities is the suspension of Fund activities, including the acceptance of member capital and payment of redemptions. Proceeds from the sale of Member units totaled $166,871 during the six months ended June 30, 2008 as compared to none in 2009. Additionally, Member redemptions totaled $62,793 for the six months ended June 30, 2008 as compared to none in 2009. Member distributions increased during the reporting period ($16,669 and $14,921 during the six months ended June 30, 2009 and 2008, respectively) as a result of the Fund’s suspension of the distribution reinvestment plan. Also, the Fund generated proceeds from borrowings of $6,000 and $8,000 for the six months ended June 30, 2009 and 2008, respectively, repaid $166 and $8,000 during the same periods, respectively.
Critical Accounting Policies
Our critical accounting policies are disclosed in our previously filed Annual Report on Form 10-K for the fiscal year ended December 31, 2008. During the six months ended June 30, 2009, there have been no significant changes in our critical accounting policies.
Recent Accounting Pronouncements
For information regarding recent accounting pronouncements that are applicable to the Fund, see Note 2 to the unaudited consolidated financial statements included with this Form 10-Q.

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

Our assets consist primarily of investments in short-term commercial mortgage investments, real estate held for development, interest and other receivables and cash and cash equivalents. The principal balance on our aggregate investment in mortgage loans was $607,471 and $613,854 at June 30, 2009 and December 31, 2008, respectively (before the $282,910 and $300,310 allowance for credit loss, respectively). Our loans historically have had original maturities between six and 18 months. The interest rates on these loans may be fixed, or may vary with the Prime interest rate, generally subject to a minimum rate floor. At June 30, 2009, the weighted average remaining scheduled term of our outstanding loans was 8.4 months (excluding loans past their scheduled maturity at June 30, 2009), with 45.1% of the total portfolio at fixed interest rates and 54.9% of the total portfolio at variable interest rates. At June 30, 2009, the weighted average rate on our fixed rate portfolio was 10.97%, and was 12.65% on our variable rate portfolio tied to the Prime interest rate. The weighted average interest rate on the aggregate portfolio was 11.89% at June 30, 2009.
Historically, due to the short-term maturities of our loans, the status of the Fund, and the existence of interest rate floors on our variable rate loans, market fluctuations in interest rates generally had not affected the fair value of our investment in the loans. However, given the significant decline in the fair value of the underlying real estate collateral securing our loans and the lack of available take-out financing, we have experienced a significant increase in loans in default and loans placed in non-accrual status that has adversely affected our operating results and are expected to continue to do so in the future. At June 30, 2009 and December 31, 2008, the percentage of our portfolio principal in default status was 85.6% and 36.9%, respectively, and the percentage of our portfolio principal in non-accrual status was 69.3% and 15.6%, respectively.
Significant and sustained changes in interest rates could also affect our operating results. If interest rates decline significantly, some of the borrowers could prepay their loans with the proceeds of a refinancing at lower interest rates. Assuming such loans could not be replaced by us with loans at interest rates similar to those which were prepaid (which, given our current status of not funding loans, is likely the case), such prepayments would reduce our earnings and funds available for distribution to Members. On the other hand, a significant increase in market interest rates could result in a slowdown in real estate development activity, which could reduce the demand for our real estate loans and the collateral securing such loans. Due to the complex relationship between interest rates, real estate investment and refinancing possibilities, we are not able to quantify the potential impact on our operating results of a material change in our operating environment other than interest rates. However, assuming our June 30, 2009 portfolio remained unchanged for one year, a 100 basis point increase in the prime interest rate would cause our portfolio yield to increase by 10 basis points to 11.99%. Conversely, with a 100 basis point decrease in the prime interest rate our portfolio yield would remain unchanged at 11.89%. The disproportionate result is due to the interest rate floor contained in our variable rate loans. The following table presents the impact on annual interest income, assuming all loans were performing, based on changes in the prime rate:

	June 30, 2009 Portfolio Information
	Fixed Rate	Variable Rate	Total
Outstanding Balance	$274,074	$333,397	$607,471
Current Weighted Average Yield	10.97%	12.65%	11.89%

Annualized Interest Income	$30,072	$42,178	$72,250

	Change in Annual Interest Income			Pro-forma	Change
	Fixed Rate	Variable Rate	Total	Yield	In Yield
Increase in Prime Rate:
0.5% or 50 basis points	$—	$307	$307	11.94%	0.05%
1.0% or 100 basis points	$—	$614	$614	11.99%	0.10%
2.0% or 200 basis points	$—	$1,229	$1,229	12.10%	0.20%

Decrease in Prime Rate:
0.5% or 50 basis points	$—	$—	$—	11.89%	0.00%
1.0% or 100 basis points	$—	$—	$—	11.89%	0.00%
2.0% or 200 basis points	$—	$—	$—	11.89%	0.00%
The following table contains information about our mortgage loan principal balances as of June 30, 2009, presented separately for fixed and variable rates and the calendar quarters in which such mortgage investments mature.

Loan Rates:	Matured	Q3 2009	Q4 2009	Q1 2010	Q2 2010	Q3 2010	Q1 2011	Q1 2012	Total
Variable	$224,888	$47,362	$6,200	$—	$—	$54,947	$—	$—	$333,397
Fixed	136,075	31,150	5,596	976	94,931	1,454	3,500	392	274,074

	$360,963	$78,512	$11,796	$976	$94,931	$56,401	$3,500	$392	$607,471

Less: Allowance for Credit Loss									(282,910)

Net Carrying Value									$324,561

As of June 30, 2009, we had cash and cash equivalents totaling $3,480 (or 0.8% of total assets), all of which were held in bank accounts or highly liquid money market accounts or short-term certificates of deposit. We have historically targeted 3%-5% of our assets to be held in such accounts as a working capital reserve. However, our actual deployment may vary depending on the timing and amount of investor capital raised and the timing and amount of loans identified and funded. We believe that these financial assets do not give rise to significant interest rate risk due to their short-term nature.

Item 4T.	Controls and Procedures.
Controls and Procedures
IMH, on our behalf, has conducted an evaluation, with the participation of the Chief Executive Officer and Chief Financial Officer of IMH, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Form 10-Q.
Based on this evaluation, the Chief Executive Officer and Chief Financial Officer of IMH have concluded that our disclosure controls and procedures were effective as of the period ended June 30, 2009 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to management of IMH, including the principal executive officer and principal financial officer of IMH, as appropriate to allow timely decisions regarding required disclosure.
Changes to Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our fiscal quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our evaluation of the effectiveness of our internal control over financial reporting.
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
IMH and its affiliates are subject to oversight by various state and federal regulatory authorities, including, but not limited to, the ACC, the Arizona Department of Revenue, the Arizona Department of Financial Institutions (Banking), the SEC and the Internal Revenue Service.
In December 2004, and via several supplemental requests thereafter, the ACC requested certain information pertaining to the operations of the Fund and IMH, and IMH responded to all requests made by the ACC. Neither IMH nor the Fund had any communication from the ACC from November 2005 until July 2009. In July 2009, the ACC requested, from IMH, information concerning certain affiliates of IMH. IMH is in the process of responding to this request, and is unable to predict the nature of the request or the extent of the inquiry.

The Fund is party to litigation in the ordinary course of business in connection with loans that go into default or for other reasons. While various asserted and unasserted claims exist, the resolution of these matters cannot be predicted with certainty, and IMH believes, based upon currently available information, that the final outcome of such matters will not have a material adverse effect, if any, on the Fund’s results of operations or financial condition.
Following the suspension of certain Fund activities, including the suspension of Member redemptions, certain Members have requested that their redemption requests be honored due to financial hardships or other reasons. In each instance, the Fund has responded that it will not grant such requests and is treating all Members uniformally. While neither IMH nor the Fund has been served with any lawsuits from Members, certain Members have filed grievances with the SEC and possibly other regulatory agencies related to IMH’s administration of the Fund.
IMH believes that it and its affiliates have always been and currently are in compliance with all regulations that materially affect its and their operations, and that IMH and the Fund have acted in accordance with the Fund’s Operating Agreement. However, there can be no guarantee that this is the case or that the above-described or other matters will be resolved favorably, and IMH or its affiliates may incur significant legal and other defense costs, damage or settlement payments, regulatory fines, or limitations or prohibitions relating to the Manager’s or its affiliates’ business activities, any of which could materially adversely affect the Fund’s operations.

Item 1A.	Risk Factors.
In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Item 1A, “Risk Factors,” in our Form 10-K, as supplemented by subsequent Quarterly Reports on Form 10-Q, which could materially affect our business, financial condition or results of operations. The risk factors included in our Form 10-K, as supplemented, have not materially changed other than as set forth below. The risks described in our Form 10-K, as supplemented, and below are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.
Defaults on our mortgage loans will decrease our revenue and distributions.
We are in the business of investing in mortgage investments and, as such, we risk defaults by borrowers. Any failure of a borrower to repay loans or to pay interest on loans will reduce our revenue and distributions to Members, if any, and potentially the value of the units and Members’ interest in the Fund as a whole. At June 30, 2009, 47 loans with principal balances totaling $519,902 were in default, and we had commenced foreclosure proceedings on 20 of the 47 related loans. It is anticipated that foreclosure action will commence on an additional 3 loans, and the Fund is negotiating with the borrowers and assessing the possibility of modifications of loan terms for the remaining 24 loans in default. In addition, during the six months ended June 30, 2009, the Fund took title to the underlying real estate collateral of four loans in default with a carrying value of approximately $10,170. In the opinion of management, the estimated net realizable value of such properties exceeds the carrying value of the Fund’s investment in the properties at June 30, 2009.
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
IMH and its affiliates are subject to extensive regulation and oversight by various state and federal regulatory authorities, including, but not limited to, the ACC, the Arizona Department of Revenue, the Arizona Department of Financial Institutions (Banking), the SEC and the Internal Revenue Service. Many of these authorities have generally increased their scrutiny of the entities they regulate following recent events in the homebuilding and capital markets. We and IMH are also subject to various federal and state securities laws regulating the issuance and sale of securities. Should we or IMH not adhere to these and other laws and regulations which apply to us, we could face potential disciplinary or other civil action that could have a material adverse effect on our business. Among other consequences, if we are found to have violated such laws or regulations, we may be required to make a rescission offer for our units, which will require us to return capital contributions, plus interest, to our Members, which could have a material adverse effect on our liquidity.
In December 2004, and via several supplemental requests thereafter, the ACC requested certain information pertaining to the operations of the Fund and IMH, and IMH responded to all requests made by the ACC. Neither IMH nor the Fund had any communication from the ACC from November 2005 until July 2009. In July 2009, the ACC requested, from IMH, information concerning certain affiliates of IMH. IMH is in the process of responding to this request, and is unable to predict the nature of the request or the extent of the inquiry.
In addition, following the suspension of certain Fund activities, including the suspension of Member redemptions, certain Members have requested that their redemption requests be honored due to financial hardships or other reasons. In each instance, the Fund has responded that it will not grant such requests and is treating all Members uniformally. While neither IMH nor the Fund has been served with any lawsuits from Members, certain Members have filed grievances with the SEC and possibly other regulatory agencies related to IMH’s administration of the Fund, and the Fund is unable to predict the outcome of any such grievances.
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
IMH, on behalf of the Fund, has taken various actions to manage the Fund through the recession, but there can be no assurance that these or future actions will be successful, in part or at all, and a failure of any one or more of these actions could have a material adverse effect on the Fund.
As described elsewhere in this report and other public filings, IMH, on behalf of the Fund, has taken various actions to manage the Fund through the recession, including, among other things, marketing whole loans for sale, seeking to participate interests in other loans, and disposing of real estate owned that was acquired upon foreclosure. IMH is also continuously evaluating other options for the Fund. Many of the challenges being faced by the Fund are beyond the control of IMH, including a lack of adequate lender credit availability in the marketplace, the general illiquidity in financial markets here and abroad, and the decline, significant at times, in real estate prices and the prices of real-estate related assets. There can be no assurance that these or other actions will be successful, in part or at all, and a failure of any one or more of these actions could have a material adverse effect on the Fund.

Our Manager may, but is not required to, pay for the Fund’s expenses and the Fund could experience a material adverse effect if it is required to pay such expenses.
Our Operating Agreement provides that our Manager may, but is not required to, pay for overhead or operating expenses of the Fund, including costs associated with loan origination, Member development and operations, and other general overhead costs. Our Manager has historically paid such expenses but, as a result of its lack of liquidity and loss of revenue-generating activities, the responsibility for several costs has been transferred to the Fund. These expenses include various professional fees for consulting services, valuation services, legal and accounting services relative to public reporting related expenses. These costs are material and are expected to adversely affect the cash flow and liquidity of the Fund, which could reduce the Members’ return on their investment in the Fund. Additionally, the Fund is required to pay direct expenses or costs, which presently include management fees paid to our Manager; expenses or costs related to defaulted loans, foreclosure activities, and property acquired through foreclosure; and interest expense paid on loans that we have sold or participated. As defaults and foreclosures have increased, the costs related to these activities have also significantly increased and are expected to continue to increase.
Any borrowing by us will increase risk and may reduce the amount we have available to distribute to Members.
We anticipate that we may borrow funds to generate additional liquidity for the Fund for the payment of operating expenses, costs relative to the ownership of real estate owned, and obligations under Fund loans to borrowers. During the quarter ended June 30, 2009, we borrowed funds from IMH in the amount of $6,000, secured by certain Fund loans, for such purposes and it is likely that additional borrowings may be necessary. Any such borrowings will require us to carefully manage our cost of funds and no assurance can be given that we will be successful in this effort. If we are unable to repay any such indebtedness or make interest payments on any loans, our lenders would likely declare us in default and could require that we repay all amounts owing under our loan facilities. Even if we are repaying the indebtedness in a timely manner, interest payments owing on the borrowed funds may reduce our income and the distributions our Members receive.
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
Prior to suspending the acceptance of additional capital, we offered and sold our units in reliance upon an exemption from the registration requirements of the Securities Act provided by Rule 506 of Regulation D under the Securities Act, which is a safe harbor under Section 4(2) of the Securities Act relating to sales not involving any public offering. We offered the units through our Manager and its executive officers, none of whom receive any direct compensation or remuneration for such sales, and through a network of licensed broker-dealers and their respective registered representatives. The securities were offered and sold only to “accredited investors” within the meaning of Rule 501 of Regulation D under the Securities Act and without the use of any advertising or general solicitation. Any sales commissions or other forms of remuneration paid to broker-dealers or their respective registered representatives in connection with the sale of units are paid by the Manager. Generally, broker-dealer selling agreements provide for a 2% selling commission and a 25 basis point trail commission, which is an annual commission paid on the balance of units sold by a broker-dealer or its registered representatives that are outstanding at each anniversary of the initial issuance of the units. All proceeds from the sale of units were used to fund short-term commercial mortgage loans and for working capital. As discussed elsewhere in this Form 10-Q, the Fund stopped accepting Members capital and permitting Members to reinvest distributions effective October 1, 2008. Accordingly, there were no sales of Member units during the quarter ended June 30, 2009. For information regarding sales of units that were made prior to October 1, 2008, see the reports we have previously filed with the SEC.

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

Date: August 14, 2009	IMH SECURED LOAN FUND, LLC

	By:	Investors Mortgage Holdings, Inc.
	Its:	Manager

	By:	/s/ Steven Darak Steven Darak
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