Form 10-Q
period 2009-09-30
IMH Secured Loan Fund, LLC
filed 2009-11-19
CIK 1397403

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarter ended September 30, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑
The registrant had 73,038 limited liability company units outstanding as of November 18, 2009.

IMH SECURED LOAN FUND, LLC
QUARTERLY REPORT ON FORM 10-Q
INDEX

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.
IMH SECURED LOAN FUND, LLC
Consolidated Balance Sheets
(In thousands, except unit data)

	September 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Cash and Cash Equivalents	$2,463	$23,815
Mortgage Loans:
Mortgage Loan Note Obligations	494,803	549,686
Less Undisbursed Portion of Loans-in-process and Interest Reserves	(4,075)	(26,574)

Principal Outstanding Held for Investment	490,728	523,112
Mortgage Loan Principal Held for Sale	62,628	90,742

Mortgage Loan Principal Outstanding	553,356	613,854
Less Allowance for Credit Loss	(337,000)	(300,310)

Mortgage Loans, Net	216,356	313,544
Accrued Interest and Other Receivables	16,490	12,014
Real Estate Held for Sale, Net	7,092	—
Real Estate Held for Development, Net:
Acquired through Foreclosure	82,765	55,318
Purchased for Investment	7,448	7,463

Real Estate Held for Development, Net	90,213	62,781
Deposits and Other Assets	625	179
Advances to Fund Manager	1,338	2,471

Total Assets	$334,577	$414,804

LIABILITIES
Payables to Fund Manager	$5,270	$1,681
Other Payables and Accrued Liabilities	5,487	70
Distributions Payable to Members	—	4,963
Borrowings From Fund Manager	2,520	—
Unearned Income and Other Funds Held	129	39

Total Liabilities	13,406	6,753
MEMBERS’ EQUITY
Accumulated Deficit	(409,212)	(322,332)
Members’ Equity — $10,000 per unit stated value, authorized units set at discretion of the Manager — 73,038 units issued and outstanding at September 30, 2009 and December 31, 2008, respectively	730,383	730,383

Total Members’ Equity	321,171	408,051

Commitments and Contingent Liabilities

Total Liabilities and Members’ Equity	$334,577	$414,804

The accompanying notes are an integral part of these statements

IMH SECURED LOAN FUND, LLC
Consolidated Statements of Operations
(Unaudited)
(In thousands, except unit and per unit data)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
INTEREST, FEE AND OTHER INCOME
Mortgage Loans	$20,256	$49,419	$2,697	$17,069
Investments and Money Market Accounts and Other Income	494	1,789	458	467

Total Interest and Fee Income	20,750	51,208	3,155	17,536
EXPENSES
Management Fees	481	819	62	300
Default Related and Other Fund Expenses	579	503	251	418
Operating Expenses for Real Estate Owned	2,817	62	1,477	62
Professional Fees	1,830	142	641	75
Interest Expense:
Borrowings from Fund Manager	217	—	115	—
Borrowings on Note Payable	—	78	—	—

Interest Expense	217	78	115	—

Valuation charge for:
Provision for Loan Loss based on Fair Value Estimates as of Balance Sheet Date	82,000	41,130	82,000	41,130
Impairment of Assets Acquired through Foreclosure	8,000	1,300	8,000	1,300

Total Valuation Charge	90,000	42,430	90,000	42,430

Net Earnings (Loss)	$(75,174)	$7,174	$(89,391)	$(25,749)

Net Earnings (Loss) Allocated to Members per Weighted Average Membership Units Outstanding	$(1,029.24)	$109.32	$(1,223.88)	$(363.65)

Distribututions to Members per Weighted Average Membership Units Outstanding	$160.27	$749.20	$—	$234.84

Weighted Average Membership Units Outstanding	73,038	65,622	73,038	70,807

The accompanying notes are an integral part of these statements

IMH SECURED LOAN FUND, LLC
Consolidated Statement of Members’ Equity
Nine Months Ended September 30, 2009
(Unaudited)
(In thousands, except unit data)

				Total
	Members’	Members’	Accumulated	Members’
	Units	Capital	Deficit	Equity

Balances at December 31, 2008	73,038	$730,383	$(322,332)	$408,051

Net Loss — Nine months ended September 30, 2009	—	—	(75,174)	(75,174)
Distributions to Members	—	—	(11,706)	(11,706)

Net Activity for Period	—	—	(86,880)	(86,880)

Balances at September 30, 2009	73,038	$730,383	$(409,212)	$321,171

The accompanying notes are an integral part of these statements

IMH SECURED LOAN FUND, LLC
Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2009 and 2008
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2009	2008
CASH FLOWS — Operating Activities:
Net Earnings (Loss)	$(75,174)	$7,174
Adjustments to Reconcile Net Earnings (Loss) to Net Cash Provided by Operating Activities:
Valuation Provision Charge	90,000	42,430
Accretion of Note Discount	—	(9,639)
Depreciation and Amortization	283	—
Increase in Accrued Interest Receivable	(6,533)	(3,933)
Increase in Deposits and Other Assets	(499)	(255)
Increase (Decrease) in Due From/To Fund Manager	(38)	921
Increase in Other Payables and Accrued Liabilities	5,417	70
Increase (Decrease) in Unearned Income	90	(474)

Net Cash Provided by Operating Activities	13,546	36,294
CASH FLOWS — Investing Activities:
Mortgage Loans Fundings	(25,827)	(220,905)
Mortgage Loan Repayments	6,664	34,544
Mortgage Loan Repayment from Sale of Whole Loan	—	31,325
Proceeds from Real Estate Sold	770	—
Investment in Real Estate Held for Development	(2,356)	(8,116)

Net Cash Used in Investing Activities	(20,749)	(163,152)
CASH FLOWS — Financing Activities:
Proceeds from Note Payable to Bank	—	8,000
Repayment of Note Payable to Bank	—	(8,000)
Proceeds from Borrowings from Manager	6,000
Repayments of Borrowings from Manager	(3,480)
Increase (Decrease) in Member Investments Pending Activation	—	(3,391)
Members’ Capital Investments	—	250,941
Members’ Redemptions	—	(113,206)
Members’ Distributions	(16,669)	(23,324)

Net Cash Provided (Used) by Financing Activities	(14,149)	111,020

Net Increase (Decrease) in Cash and Cash Equivalents	(21,352)	(15,838)
Cash and Cash Equivalents:
Beginning of Period	23,815	73,604

End of Period	$2,463	$57,766

Supplemental Cash Flow Information:
Interest Paid	$217	$78

Supplemental Disclosure of Non-Cash Financing and Investing Activities:
Real Estate Acquired through Foreclosure	$41,169	$81,362

Loans Satisfied with Next-Phase Financing	$—	$41,886

The accompanying notes are an integral part of these statements

IMH SECURED LOAN FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)
(In thousands except unit data)
NOTE 1 — FUND DESCRIPTION AND BASIS OF PRESENTATION
IMH Secured Loan Fund, LLC (the “Fund”) was organized under the laws of the State of Delaware as a limited liability company effective May 14, 2003 for the primary purpose of investing in loans with maturities of generally eighteen months or less that are secured by deeds of trust (herein referred to as mortgage loans) on real property located within the United States of America. The sponsor and manager of the Fund is Investors Mortgage Holdings, Inc. (“IMH” or the “Manager”), which was formed in June 1997 in Arizona and is a mortgage banker licensed in Arizona. IMH’s obligations and responsibilities as Manager are set forth in the IMH Secured Loan Fund, LLC Limited Liability Company Operating Agreement, dated May 15, 2003, as amended and restated (the “Operating Agreement”), which governs all aspects of Fund operations. The Operating Agreement provides standards for, among other things, business operations and the allocation between the parties of income, gains, losses and distributions.
The Fund has established various wholly-owned subsidiaries in connection with the foreclosure of certain loans and acquisition of related collateral property. The accompanying consolidated financial statements include the accounts of the Fund and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
The Fund and the Manager, and the Manager’s wholly-owned subsidiary, are part of the IMH Group. The IMH Group has diverse experience in many facets of real estate services. Other members of the IMH Group include, among others, IMH Holdings, LLC, an Arizona limited liability company, and its wholly-owned subsidiaries, IMH Management Services, LLC, an Arizona limited liability company, and SWI Management, LLC, an Arizona limited liability company. IMH Management Services, LLC provides human resources and administrative services, including employees, to the various members of the IMH Group, and SWI Management, LLC is engaged in various real estate and real estate related activities.
As of September 30, 2009, the Fund’s accumulated deficit aggregated $409,212 as a direct result of a valuation provision relating to the Fund’s loan portfolio and real estate owned assets during 2009 and 2008. During the nine months ended September 30, 2009, the Fund’s total cash decreased by $21,352. At September 30, 2009, the Fund had cash and cash equivalents of $2,463 and undisbursed loans-in-process and interest reserves funding estimates totaling $6,747 (including $2,672 reflected in loans held for sale). Our business model relies on capital availability for our borrowers to re-finance the short-term bridge loans we provide to assist a developer’s real estate entitlement and development efforts. However, the erosion of the U.S. and global credit markets during 2008 and parts of 2009, including a significant and rapid deterioration of the mortgage lending and related real estate markets, has virtually eliminated traditional sources of conventional take-out financing. As a result, the Fund has experienced increased default and foreclosure rates on the mortgage loans it holds in its portfolio. In addition, the Manager has found it necessary to modify certain loans, which have resulted in extended maturities of two years or longer, and believes it may need to modify additional loans in an effort to, among other things, protect the Fund’s collateral.

IMH SECURED LOAN FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)
(In thousands except unit data)
NOTE 1 — FUND DESCRIPTION AND BASIS OF PRESENTATION — CONTINUED
In addition, as allowed by the Operating Agreement, the Manager, on behalf of the Fund, effective October 1, 2008, ceased accepting additional Member investments in the Fund, honoring new redemptions requests, or identifying and funding new loans subsequent to September 30, 2008 (although the Fund may finance new loans in connection with the sale of collateral under existing loans or the sale of real estate owned). Additionally, during the second quarter of 2009, the Fund suspended distributions to Members. These elections were made in an effort to preserve the Fund’s capital and to seek to stabilize the Fund’s operations and liquid assets in order to enhance our ability to meet future obligations, including those pursuant to current loan commitments. The freeze was precipitated by increased default and foreclosure rates on our portfolio loans and a reduction in new Member investment, compounded by a significant number of redemption requests submitted during the latter part of the third quarter of 2008, the payment of which we believe would have rendered the Fund without sufficient capital necessary to fund our outstanding lending commitments. These factors raise substantial doubt about our ability to continue as a going concern for an extended period. Except as discussed below, we believe that we have developed a liquidity plan that, if executed successfully, would likely provide sufficient liquidity to finance the Fund’s anticipated working capital and capital expenditure requirements for the next 12 months.
Our liquidity plan includes selling whole loans or participating interests in certain loans in our portfolio and liquidating certain real estate assets we hold. As of September 30, 2009, five loans with principal balances totaling $62,628 are being actively marketed for sale. Accordingly, these loans are reflected as held for sale in the accompanying consolidated balance sheets. In addition, as of September 30, 2009, two real estate owned projects with a book value totaling $7,092 are being actively marketed for sale. Accordingly, this real estate owned is reflected as held for sale in the accompanying consolidated balance sheets. Additionally, the Manager continues to evaluate the Fund’s existing outstanding loan obligations to ascertain the necessary funding amounts and timing for each loan, and to determine potential reductions in, or cessation of, funding commitments for loans in default or to find alternative sources for such fundings. This analysis is on-going, although the results are not expected to materially affect our current estimate of outstanding loan commitments presented in the accompanying financial statements. The Manager continues to evaluate a number of strategies for the Fund, including, but not limited to, the possible orderly liquidation of the Fund, a roll-up of the Fund into one or more possible new investment vehicles, and other potential strategies.
However, there is no assurance that these strategies and potential transactions could be consummated on acceptable terms, in a reasonable time frame or at all. In addition, given the state of the real estate and credit markets, it is unlikely that the Fund will be able to re-commence its historical operations in the same manner in which it previously operated or at all. Management continues to examine the material aspects of the Fund’s business for areas of potential improvement and recovery of the Fund’s loan and real estate owned portfolio. However, if the real estate market does not return to prior levels of normalcy and credit markets do not re-open in a reasonable manner, we believe the realization of full recovery of the Fund’s investments is unlikely to occur in a reasonable time frame or at all, and we may be required to liquidate the Fund’s investment portfolio at a price significantly below the Fund’s initial investment basis.
These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts and classification of liabilities or any other adjustments that might be necessary should the Fund be unable to continue as a going concern.

IMH SECURED LOAN FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)
(In thousands except unit data)
NOTE 1 — FUND DESCRIPTION AND BASIS OF PRESENTATION — CONTINUED
The Manager receives from borrowers, either directly or from loan proceeds, all revenue and fees from loan origination, processing, servicing and extension. As a result of the suspension of certain of the Fund’s activities, although the Manager may collect fees from time-to-time from the modification of existing loans or from penalties or default fees, the suspension of the Fund’s lending activities has resulted in the loss of the Manager’s primary revenue source. These factors raise substantial doubt about the Manager’s ability to continue as a “going concern”, subject to changes in the Manager’s strategy. The Manager has implemented, among other matters, the following strategy:
•
Implemented a cost reduction program, including a reduction in staff. The reduction in staff affected nearly 60% of the Manager’s employees while preserving more modest core functionality in the material operational areas. To date, the Manager has stabilized monthly operating costs at approximately $400 per month.

•	On-going collaboration with investment banking firms to seek to close financing and capital raising alternatives.
•
Continued to explore mechanisms through which the Manager can continue to participate in the capital markets, including, without limitation, the use of additional funding vehicles to seek to capitalize on what the Manager believes are numerous business opportunities arising from the disruptions in the capital and credit markets.

•	Engaged in on-going negotiations with creditors to defer or otherwise restructure existing liabilities of the Manager.
•	Considered other initiatives to seek to mitigate the risk of the continued viability of the Manager as an operating entity.
The IMH Group was reorganized starting at the end of 2008, and, as a result thereof, other members of the IMH Group will be responsible for a portion of operating costs that have historically been borne by IMH. Despite the cost-savings initiatives described above, the Manager can provide no assurance that its liquidity situation will improve in the fourth quarter of 2009 or fiscal 2010 or that the Manager will be able to continue as a going concern.
NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES
Basis of Accounting
The Fund prepares its financial statements on the accrual basis of accounting in accordance with Accounting Principles Generally Accepted in the United States of America (“GAAP”). The majority of the Fund’s operating costs and the cost of all furniture and equipment used in the administration of the Fund have historically been paid by the Manager and were not recorded as expenses or Fund assets or deducted from the Net Earnings of the Fund. However, as a result of the reduction in the Manager’s revenue-generating activities and corresponding reduction in liquidity, certain costs that the Manager historically elected to pay on our behalf, although it was not required to pay, have been transferred to us. These expenses include various professional fees for consulting services, valuation services, legal and accounting services relative to public reporting related expenses. The Manager receives a management fee from the Fund for the services it provides, which includes operating costs it incurs in the administration of the Fund. The foregoing is in accordance with the Operating Agreement.
The accompanying unaudited interim consolidated financial statements of the Fund have been prepared in accordance with GAAP, consistent in all material respects with those applied in its consolidated financial statements included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2008; excepting these financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. Such interim financial information is unaudited but reflects all adjustments that in IMH’s judgment, on the Fund’s behalf, are necessary for the fair presentation of the interim periods presented. Interim results are not necessarily indicative of results for a full year. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and footnotes included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

IMH SECURED LOAN FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)
(In thousands except unit data)
NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES — CONTINUED
Real Estate Held for Sale
Real estate held for sale consists of real estate for which development is substantially complete and which is currently being actively marketed for sale. Real estate held for sale is measured at the lower of its carrying amount prior to classification of the group of assets as held for sale and the net fair value.
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
Recent Accounting Pronouncements
In June 2009, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance that will require the FASB Accounting Standards Codification (“ASC”) to become the source of authoritative U.S. accounting and reporting standards for nongovernmental entities in addition to the guidance issued by the SEC. FASB ASC significantly changes the way financial statement preparers, auditors, and academics perform accounting research. The statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this guidance did not have a material impact on our financial statements.
In May 2009, the FASB issued new accounting guidance that established the period after the balance sheet date and the circumstances in which we should evaluate events or transactions for potential recognition or disclosure in financial statements. The new guidance is effective for periods ending after June 15, 2009. The adoption of this guidance did not have a material impact on our financial statements.
In April 2009, the FASB issued new accounting guidance that changes existing guidance for determining whether impairment of debt securities is other than temporary. The new guidance requires other-than-temporary impairment to be separated into the amount representing the decrease in cash flows expected to be collected from a security (referred to as credit losses), which is recognized in earnings, and the amount related to other factors, which is recognized in other comprehensive income. The non-credit loss component of the impairment can only be classified in other comprehensive income if the holder of the security concludes (1) that it does not intend to sell the security and (2) that it is more likely than not that it will not be required to sell the security before the security recovers its value. If these two conditions are not met, the non-credit loss component of the impairment must also be recognized in earnings. Upon adoption of the new guidance, the entity is required to record a cumulative-effect adjustment, as of the beginning of the period of adoption, to reclassify the non-credit loss component of previously recognized other-than-temporary impairment from retained earnings to accumulated other comprehensive income. We do not believe the adoption of these pronouncements would have a material impact on our consolidated financial statements.

IMH SECURED LOAN FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)
(In thousands except unit data)
NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES — CONTINUED
In April 2009, the FASB issued new accounting guidance that provides additional guidance for determining whether market activity for a financial asset or liability has significantly decreased, as well as for identifying circumstances that indicate that transactions are not orderly. The new guidance reiterates that if a market is determined to be inactive and the related market price is deemed to be reflective of a “distressed sale” price, then management judgment may be required to estimate fair value. The new guidance identifies factors to be considered when determining whether or not a market is inactive. We do not believe the adoption of this pronouncement would have a material effect on our financial position or results of operations.
In April 2009, the FASB issued new accounting guidance that requires disclosures about fair values of financial instruments in all interim financial statements. Once adopted, the disclosures required by the new guidance are to be provided prospectively. We do not believe the adoption of this pronouncement would have a material effect on our financial position or results of operations.
In May 2008, the FASB issued new accounting guidance which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with GAAP. The new guidance becomes effective 60 days following the approval by the Securities and Exchange Commission (“SEC”) of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” We do not expect the adoption of this guidance would have a material impact on our financial statements.
Reclassifications
Certain 2008 amounts have been reclassified to conform to the 2009 financial statement presentation.
Subsequent Events
Management evaluated subsequent events through November 18, 2009, the date this Quarterly Report on Form 10-Q was filed with the SEC.

IMH SECURED LOAN FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)
(In thousands except unit data)
NOTE 3 — CASH AND CASH EQUIVALENTS
The Operating Agreement provides that generally an amount equal to 3%-5% of the principal amount outstanding from time to time on mortgage loans held in our portfolio be held for working capital. The funds are held in cash equivalent investment accounts and are designated as working capital and other funds available for operating obligations and lending. These funds are classified as cash equivalents on the accompanying financial statements. These designations are discretionary and as of September 30, 2009, the Fund has insufficient cash balances to reserve for working capital purposes.
In view of the suspension of the Fund’s willingness to accept Member investment and lending activities and the limited cash sources available to the Fund, it is anticipated that all remaining cash will be needed to fund outstanding loan obligations, Fund operations and distributions to Members, if any.
The Fund maintains its cash balances in multiple interest-bearing accounts at various banks. At this time, Fund cash accounts at banks are insured by the FDIC up to $250. In addition, at this time, the FDIC protects unlimited amounts held in non-interest bearing transaction accounts held by FDIC insured banks. To date, the Fund has not experienced any losses as a result of any amounts held in excess of the currently applicable FDIC insurance limits.
NOTE 4 — MORTGAGE LOANS, LOAN PARTICIPATIONS AND LOAN SALES
Generally, all mortgage loans held by the Fund are collateralized by a first deed of trust (or mortgage) on real property, and generally include a guarantee by the principals of the borrower. From time to time, the loans are secured by additional collateral. Independent title companies handle all loan closings and independent third-party companies, with oversight of the Manager, provide construction inspections and loan document management services for the majority of the mortgage loan note obligations that contain construction components.

IMH SECURED LOAN FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)
(In thousands except unit data)
NOTE 4 — MORTGAGE LOANS, LOAN PARTICIPATIONS AND LOAN SALES — CONTINUED
Loan Interest Rates
The Fund invests in both fixed and variable interest rate loans. All variable interest rate loans are indexed to the Wall Street Journal Prime Interest Rate (“Prime”), substantially all of which are subject to interest rate floors. While a substantial portion of our portfolio loans are in default or non-accrual status, as of September 30, 2009 and December 31, 2008, respectively, outstanding principal balances on our portfolio loans (including non-accrual loans), net of the allowance for credit loss, summarized by the contractual loan terms for fixed and variable interest rates within selected interest rate ranges, are as follows:

	September 30, 2009
	Fixed Rate		Variable Rate		Total
		Outstanding		Outstanding		Outstanding	Allowance for	Net Carrying
	#	Principal	#	Principal	#	Principal	Credit Loss	Amount	%
Current Rate:
6.00%	1	$5,890	—	$—	1	$5,890	$(1,625)	$4,265	2.0%
7.53%	1	41,886	—	—	1	41,886	(31,464)	10,422	4.8%
8.00%	3	4,961	—	—	3	4,961	(52)	4,909	2.3%
8.25%	1	55,885	—	—	1	55,885	(2,311)	53,574	24.7%
9.00%	1	1,589	—	—	1	1,589	(56)	1,533	0.7%
10.00%	3	27,871	—	—	3	27,871	(22,178)	5,693	2.6%
11.00%	1	1,465	1	1,618	2	3,083	—	3,083	1.4%
11.50%	1	1,102	4	11,328	5	12,430	(4,711)	7,719	3.6%
11.75%	1	5,759	—	—	1	5,759	—	5,759	2.7%
12.00%	7	61,403	8	53,569	15	114,972	(60,334)	54,638	25.2%
12.25%	—	—	2	56,558	2	56,558	(51,223)	5,335	2.5%
12.50%	1	1,169	6	22,441	7	23,610	(18,466)	5,144	2.4%
12.75%	1	37,958	—	—	1	37,958	(23,289)	14,669	6.8%
13.00%	3	30,307	9	54,947	12	85,254	(60,987)	24,267	11.2%
13.75%	—	—	2	6,528	2	6,528	(6,027)	501	0.2%
14.25%	—	—	1	69,122	1	69,122	(54,277)	14,845	6.9%

Total	25	$277,245	33	$276,111	58	$553,356	$(337,000)	$216,356	100.0%

% of Portfolio		50.1%		49.9%		100.0%

Weighted Average Rate		10.26%		12.87%		11.56%

Number of Loans		25		33		58

Average Principal		$11,090		$8,367		$9,541

	December 31, 2008
	Fixed Rate		Variable Rate		Total
		Outstanding		Outstanding		Outstanding	Allowance for	Net Carrying
	#	Principal	#	Principal	#	Principal	Credit Loss	Amount	%
Current Rate:
8.00%	1	$3,500	—	$—	1	$3,500	$—	$3,500	1.1%
9.00%	1	10,461	1	1,622	2	12,083	(10,175)	1,908	0.6%
10.00%	1	26,709	—	—	1	26,709	(23,226)	3,483	1.1%
11.00%	—	—	1	1,981	1	1,981	—	1,981	0.6%
11.25%	—	—	1	46,020	1	46,020	—	46,020	14.7%
11.50%	2	2,651	6	94,283	8	96,934	(15,928)	81,006	25.8%
11.75%	1	4,752	—	—	1	4,752	—	4,752	1.5%
12.00%	10	75,758	9	67,683	19	143,441	(54,499)	88,942	28.4%
12.25%	1	631	3	55,850	4	56,481	(52,775)	3,706	1.2%
12.50%	1	1,929	6	22,227	7	24,156	(18,026)	6,130	2.0%
12.75%	1	37,935	—	—	1	37,935	(25,394)	12,541	4.0%
13.00%	3	27,897	9	54,947	12	82,844	(64,831)	18,013	5.7%
13.25%	—	—	1	2,821	1	2,821	(1,675)	1,146	0.4%
13.75%	—	—	2	6,528	2	6,528	(3,781)	2,747	0.9%
14.25%	—	—	1	67,669	1	67,669	(30,000)	37,669	12.0%

Total	22	$192,223	40	$421,631	62	$613,854	$(300,310)	$313,544	100.0%

% of Portfolio		31.3%		68.7%		100.0%

Weighted Average Rate		11.71%		12.39%		12.18%

Number of Loans		22		40		62

Average Principal		$8,737		$10,541		$9,901

IMH SECURED LOAN FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)
(In thousands except unit data)
NOTE 4 — MORTGAGE LOANS, LOAN PARTICIPATIONS AND LOAN SALES — CONTINUED
As of September 30, 2009 and December 31, 2008, respectively, the weighted average contractual interest rates on our variable rate loans (including loans in non-accrual status) was Prime plus 9.62% and Prime plus 9.14%, respectively. The Prime rate was 3.25% per annum at September 30, 2009 and December 31, 2008, respectively.
Loan Maturities and Loans in Default
The outstanding principal balances of our mortgage loans, net of the allowance for credit loss, as of September 30, 2009, have scheduled maturity dates within the next several quarters, as follows:

September 30, 2009
Quarter	Amount	Percent	#
Matured	$370,255	66.8%	36
Q4 2009	20,209	3.7%	3
Q1 2010	2,030	0.4%	3
Q3 2010	56,116	10.1%	10
Q1 2011	6,583	1.2%	3
Q1 2012	392	0.1%	1
Q3 2012	97,771	17.7%	2

Total	553,356	100.0%	58

Less: Allowance for Credit Loss	(337,000)

Net Carrying Value	$216,356

From time to time, a mortgage loan’s maturity date may be extended for reasons we believe are generally advantageous to us. In this regard, from time to time, we have modified certain loans in our portfolio, extending maturity dates in some cases to two or more years, and we expect that we will modify additional loans in the future in an effort to seek to preserve our collateral. Accordingly, in some instances, and from time to time, we expect repayment dates of the loans may vary from their currently scheduled maturity date. Further, in certain instances where the Manager deems it to be advantageous to the Fund not to modify or extend a loan past its scheduled maturity date, the Fund classifies and reports the loan as matured. At September 30, 2009, 48 loans with outstanding principal balances totaling $473,916 were in default, of which 36 with outstanding principal balances totaling $370,255 were past their respective scheduled maturity dates, and the remaining 12 loans were in default as a result of delinquency on outstanding interest payments or have been deemed non-performing based on value of the underlying collateral in relation to the respective book value of the loan. At December 31, 2008, 28 loans with outstanding principal balances totaling $226,630 were in default, of which 24 with outstanding principal balances totaling $210,198 were past their respective scheduled maturity dates, and the remaining four loans were in default as a result of delinquency on outstanding interest payments. In light of current economic conditions and in the absence of a recovery of the credit markets, it is anticipated that many, if not most, of our portfolio loans will not be paid at the scheduled maturity date.

IMH SECURED LOAN FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)
(In thousands except unit data)
NOTE 4 — MORTGAGE LOANS, LOAN PARTICIPATIONS AND LOAN SALES — CONTINUED
The Fund is exercising lender’s remedies on 16 of the 48 loans in default. We anticipate that exercise of lender’s remedies will commence on an additional six loans in our portfolio, and we are negotiating with the borrowers and assessing the possibility of modifications of loan terms for the remaining 26 loans in default. There are two loans in default involved in bankruptcy reorganizations. For another loan in default, the Fund is a participating lender and the lead lender has commenced foreclosure proceedings.
At September 30, 2009, 43 loans in non-accrual status had outstanding principal balances totaling $450,568. Total contractual interest due under the loans classified in non-accrual status was $40,011, of which $10,174 is included in accrued interest receivable on the balance sheet, and of which $29,837 has not been recognized as income by the Fund. The remaining five loans in default had outstanding principal balances totaling $23,348, with accrued interest due totaling $332, which is included in accrued interest receivable on the balance sheet. Excluding the loans in bankruptcy reorganization and those in default as a result of nonpayment of interest, loans in default were past their scheduled maturities between five and 692 days as of September 30, 2009.
The geographic concentration of that portion of our loan portfolio in default, net of the allowance for credit loss, at September 30, 2009, is as follows:

	Percent of						Non-Accrued
	Outstanding		Outstanding	Allowance for	Net Carrying	Accrued	Note
	Principal	#	Principal	Credit Loss	Amount	Interest	Interest	Total
Arizona	48.3%	23	$228,873	$(173,523)	$55,350	$4,136	$10,737	$70,223
Idaho	10.5%	2	49,590	(39,090)	10,500	1,948	4,490	16,938
California	36.1%	17	171,133	(113,678)	57,455	3,655	12,611	73,721
Texas	2.3%	3	11,102	(4,493)	6,609	427	849	7,885
Nevada	1.7%	1	7,978	(2,670)	5,308	319	715	6,342
New Mexico	1.1%	2	5,240	(1,182)	4,058	21	435	4,514

	100.0%	48	$473,916	$(334,636)	$139,280	$10,506	$29,837	$179,623

Other than as referenced above, no loans presently in our portfolio have loan principal payments 30 days or more past due and no loans have interest payments more than 30 days past due.
Fair Value Measurement
The Manager performs an evaluation for impairment on all of our loans in default as of the applicable measurement date. A loan is considered to be impaired when it is probable that the Fund will be unable to collect all amounts due thereunder in accordance with the contractual terms of the applicable loan agreement. Further, in general, applicable accounting guidance requires that the impairment, if any, be measured based on the “fair value” of the collateral if the creditor determines that foreclosure is probable. In general, under applicable accounting guidance, if the loan is collateral dependent, impairment is to be measured at the balance sheet date based on the then fair value of the collateral in relation to contractual amounts due under the terms of the loan. All of our portfolio loans are deemed to be collateral dependent.

IMH SECURED LOAN FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)
(In thousands except unit data)
NOTE 4 — MORTGAGE LOANS, LOAN PARTICIPATIONS AND LOAN SALES — CONTINUED
In determining fair value, we have adopted applicable accounting guidance which establishes a framework for measuring fair value in accordance with GAAP, clarifies the definition of fair value within that framework, and expands disclosures about the use of fair value measurements. This accounting guidance applies whenever other accounting standards require or permit fair value measurement.
The accounting guidance establishes a fair value hierarchy that prioritizes the inputs into valuation techniques used to measure fair value. The three levels of the fair value hierarchy under this accounting guidance are as follows:

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
The accounting guidance gives the highest priority to Level 1 inputs, and gives the lowest priority to Level 3 inputs. The value of a financial instrument within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value instrument.
Fair value is a market-based measure considered from the perspective of a market participant who holds the asset or owes the liability, rather than an entity-specific measurement. Therefore, even when market assumptions are not readily available, our own assumptions attempt to reflect those that market participants would use in pricing the asset or liability at the measurement date. Further, fair value measurements are market-based measurements with an exit price notion, not entity-specific measurements. Therefore, an entity cannot disregard the information obtained from the current market simply because the entity is a “willing” seller at that price. If the best information available in the circumstances indicates that market participants would transact at a price, it does not matter whether the reporting entity is actually willing to transact at that price.
The Manager performs a valuation analysis of our loan portfolio on an annual and quarterly basis. Historically, for purposes of determining whether a valuation adjustment was required, the Manager primarily utilized a modeling technique (known as residual analysis) commonly used in our industry using Level 3 inputs and supplemented by discounting of projected cash flows. This analysis is based on the assumption that development of our collateral was the highest and best use of such property.
In the latter part of 2008 and a part of 2009, the global and U.S. economies experienced a rapid decline resulting in unprecedented disruptions in the real estate, capital, credit and other markets. As a result of these factors, we recorded a valuation provision using our development/residual analysis approach, reflecting lower pricing assumptions and a significant increase in discount factors to reflect market risk.

IMH SECURED LOAN FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)
(In thousands except unit data)
NOTE 4 — MORTGAGE LOANS, LOAN PARTICIPATIONS AND LOAN SALES — CONTINUED
In the fourth quarter of 2008, we engaged independent third-party valuation firms to assist with our analysis of fair value of the loan portfolio as of December 31, 2008. As a result of this analysis, and given the significant change in the economic and real estate landscape, naturally, we determined that the development approach that was historically used for virtually every collateral type was no longer the highest and best use for the majority of our collateral. Alternatively, in most cases the highest and best use was deemed to be “hold for investment” using current pricing data (i.e., Level 2 analysis) as of December 31, 2008, with several comparable sales reflecting distressed sale pricing. This determination was based on our assessment of the liquidity freeze, lack of demand for developed property, the extended development and sales period, and uncertainty relative to the pricing and cost estimates under a long-term build out scenario. This assessment resulted in a significant decline in the estimated fair values in relation to our historical residual analysis methodology.
Given recent sales activity and the on-going volatility in real estate markets, in the third quarter of 2009, we engaged independent third-party valuation firms and other consultants to assist with the Manager’s analysis of fair value of our loan portfolio as of September 30, 2009. The underlying collateral of our loans vary by stage of completion, which consists of either raw land, entitled land, partially developed, or mostly developed/completed projects (see Note 4 — Loan Classifications table). As a result of this preliminary analysis, management determined that certain assets were most appropriately valued utilizing Level 2 observable inputs based on current pricing data as of September 30, 2009 (despite the fact that in many cases comparable sales continue to reflect distressed sale pricing), while we believed other assets were more appropriately subject to a Level 3 development approach.
The following is a summary of the procedures being performed in connection with our fair value analysis, which is on-going as of November 16, 2009:
All loans in our portfolio continue to be deemed collateral dependent, and we perform our analysis of fair value of that collateral under the provisions of the applicable accounting guidance. In order to complete the fair value analysis, we are performing the following procedures for the period ended September 30, 2009, and the year ending December 31, 2009:
1.
Reviewing the status of each portfolio loan to ascertain our view of the likelihood that we will collect all amounts due under the terms of such loans at maturity based on current real estate and credit market conditions.

2.	For loans whose collection we deem to be unlikely, we are reviewing the portfolio loans to ascertain how recently the latest valuation of the underlying collateral was performed.
3.	Subjecting the entire loan portfolio to independent third party valuation as of September 30, 2009.
4.
Utilizing the services of Cushman & Wakefield, a nationally recognized valuation firm, and other valuation firms to perform a valuation analysis for the selected projects using the valuation criteria under a Level 2 valuation approach. Cushman & Wakefield valued approximately 89% of the outstanding principal balance of the loan portfolio while other valuation firms valued the remaining 11%. For those valuations performed by valuation firms other than Cushman & Wakefield, we expect to utilize Cushman & Wakefield to perform a review of the valuations and reports.

IMH SECURED LOAN FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)
(In thousands except unit data)
NOTE 4 — MORTGAGE LOANS, LOAN PARTICIPATIONS AND LOAN SALES — CONTINUED
5.
We understand it is customary for some independent valuation firms to use the term “market value” when valuing real property interests. We recognize that there are differences in the market value and fair value definitions, but in many instances, the reported results are identical. The Manager believes that it can reliably use market valuations when making decisions with respect to fair value of our assets for financial reporting purposes. Level 3 inputs for valuation are provided for market circumstances in which Level 1 and Level 2 inputs are not reliably available. From the information received from the valuation firms engaged by the Fund, each asset, and its corresponding valuation, was individually reviewed by us and the valuations were interpreted under the definition of fair value under applicable accounting guidance.

6.
Using observable and unobservable inputs available, and depending on the development status of the collateral, we are in the process of performing analyses on selected assets utilizing a Level 3 residual analysis approach to determine the projected cash proceeds expected to be received for such projects. This analysis includes estimating project development costs, projected carrying costs, such as property taxes, and estimated disposal costs. The cash flow streams will then be discounted to present value to derive fair value.

A summary of the results and key assumptions utilized by the independent valuation firms to derive fair value follows:
•
Very few of the precedent transactions that were analyzed satisfied the market value and fair value requirement that the price reflect that of an orderly transaction, rather many of the sales were made under duress or in markets in turmoil.

•
Inputs for use in Level 2 and/or Level 3 models were reported by the valuation firms to be inconsistent and reflective of a distressed market that has not yet established current “norms” for inputs into discounted cash flow or other financial models such as absorption rates and timing, unit pricing and trends, discount rate, risk adjustment processes, or the like.

•
A distinction was made between owners under duress and properties under duress. Market values are determined based on the determined highest and best use of the real property being valued. When owners are under duress, prices of transactions in which they are involved must be viewed as at least potentially subject to duress as well. The valuation firms took this distinction into account in arriving at highest and best use conclusions and selecting appropriate valuation methodologies.

•
The highest and best use for the majority of real estate collateral subject to third-party valuation was deemed to be held for investment and/or future development, rather than being subject to immediate development and/or sale. For each of these assets, a sales comparison approach using available data was used as the valuation methodology.

•
For the projects which included either unentitled or entitled land lacking any vertical or horizontal improvements, given the current distressed state of the real estate and credit markets, the development approach was deemed to be unsupportable because Level 2 market participant data were insufficient and/or Level 3 criteria was not reliably available from the valuation firm’s market research; the “highest and best use” standard in these instances required such property to be classified as “held for investment” purposes until market conditions provide observable development activity to support either a Level 2 or a Level 3 valuation model for the development of the planned site. As a result, the valuation firms used a sales comparison approach using available data to determine market value.

IMH SECURED LOAN FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)
(In thousands except unit data)
NOTE 4 — MORTGAGE LOANS, LOAN PARTICIPATIONS AND LOAN SALES — CONTINUED
•
For the projects containing partially or fully developed lots, the development approach was utilized, with assumptions made for pricing trends, absorption projections, holding costs, and the relative risk given these assumptions. The assumptions used by the valuation firms were based on currently observable available market data.

•
For operating properties, the income approach, using the direct capitalization and discounted cash flow methods was used by the valuation firms. The anticipated future cash flows and a reversionary value were discounted to an opinion of net present value at a chosen yield rate. The assumptions used by the valuation firms were based on currently observable available market data.

•
For projects in which we have received a recent third party offer to buy our loan, or the borrower has received a recent third party offer to buy the related project, we utilized the offer amount in cases in which the offer exceeded the valuation conclusion reached by the independent valuation firms.

For projects other than those where the Manager relied primarily on the work of independent valuation firms, the Manager supplemented its analysis utilizing a risk-adjusted cash flow model commonly used in our industry based on certain assumptions and Level 3 inputs to determine fair value, which presumes a development approach as highest and best use for such projects. To evaluate the collateral relating to these projects, the Manager performed different procedures depending on the stage of the collateral, which are described below, along with a summary of key assumptions utilized in our evaluations of fair value, as follows:
•
For collateral to be developed, the initial unit sales price utilized was based on local market, comparable prices from non-distressed pricing from prior periods utilizing observable and unobservable data points, generally discounted by 20% or more. In general, management assumed a price escalation utilizing the low end of a historical 3-year average look back for the last 10 years. We considered this a fair exchange price in an orderly transaction between market participants to sell the asset, assuming its highest and best use as determined by management, in the principal or most advantageous market for the asset.

•
For collateral to be developed, the development costs, operating and selling cost assumptions we made were based on observable and unobservable cost estimates obtained from a cross section of industry experts and market participants.

•
For collateral consisting of partially complete or finished lots, development costs, operating and selling cost assumptions were based on observable and unobservable cost estimates obtained from a cross section of industry experts and market participants.

•
For collateral whose development is complete or nearly complete which are expected to be leased initially to allow for stabilization of market prices before being sold, we utilized operating revenue and costs for comparable projects using current operating data obtained by us.

•
Based on the resulting net cash flows derived from the utilization of the above assumptions, the Manager applied risk-adjusted annual discount rates ranging from 20% to 25% to the net cash flows, depending on the projected build-out term, the project type, the location and assumed project risk.

IMH SECURED LOAN FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)
(In thousands except unit data)
NOTE 4 — MORTGAGE LOANS, LOAN PARTICIPATIONS AND LOAN SALES — CONTINUED
•
Assets acquired through foreclosure are subject to different accounting guidance which requires us to account for these real estate assets received in satisfaction of the related receivable by writing them down to estimated fair value as of the date of foreclosure. An impairment charge is recorded when circumstances indicate that the carrying amount of the property is greater than the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the property.

All Fund mortgage investments are measured at fair value using either Level 2 or Level 3 inputs. The Manager continues to evaluate the appropriate valuation methodology applicable to each asset.
Based on the results of our evaluation and analysis to date, we recorded a valuation provision charge of $90,000 and $42,430 for the nine and three months ended September 30, 2009 and 2008, respectively. These valuation provision charges also include $8,000 and $1,300 for 2009 and 2008, respectively, relating to the impairment of real estate owned deemed to be other than temporary. The valuation charge is reflective of the continued deterioration of the real estate markets and the sustained distressed sales pricing of residential real estate in recent months combined with the downturn in the commercial real estate markets.
While the above results reflect our preliminary assessment of fair value as of September 30, 2009 based on currently available data and analysis completed to date. We expect the Manager to continue to evaluate the loan portfolio in the fourth quarter of 2009 to determine the adequacy and appropriateness of the allowance for credit loss and to update our loan-to-value ratios. Depending on market conditions, such updates may yield materially different values and may potentially increase or decrease the valuation allowance.
As of September 30, 2009 and December 31, 2008, respectively, the allowance for credit loss totaled $337,000 and $300,310, respectively, representing 60.9% and 48.9%, respectively, of the total loan portfolio principal balances. With the existing allowance recorded as of September 30, 2009, we believe that as of that date, the fair value of the underlying collateral of the Fund’s loan portfolio is sufficient to protect the Fund against any loss of the net carrying value of loan principal or accrued interest, and that no additional allowance for credit loss is necessary at this time.
A rollforward of the allowance for credit loss as of September 30, 2009 follows:

2009
Balance at beginning of year	$300,310

Valuation charge for current fair value	82,000

Transferred to other accounts	(45,310)

Balance at end of period	$337,000

IMH SECURED LOAN FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)
(In thousands except unit data)
NOTE 4 — MORTGAGE LOANS, LOAN PARTICIPATIONS AND LOAN SALES — CONTINUED
Loan Classifications
We classify loans into categories for purposes of identifying and managing loan concentrations. As of September 30, 2009 and December 31, 2008, respectively, loan principal balances, net of the allowance for credit loss, by concentration category follows:

	September 30, 2009			December 31, 2008
	Amount	%	#	Amount	%	#
Pre-entitled Land:
Held for Investment	$13,834	2.5%	3	$7,178	1.2%	2
Processing Entitlements	193,087	34.9%	10	200,902	32.8%	12

	206,921	37.4%	13	208,080	34.0%	14

Entitled Land:
Held for Investment	113,117	20.4%	16	114,307	18.6%	17
Infrastructure under Construction	69,834	12.6%	5	57,908	9.4%	4
Improved and Held for Vertical Construction	46,857	8.5%	4	54,486	8.9%	5

	229,808	41.5%	25	226,701	36.9%	26

Construction & Existing Structures:
New Structure — Construction in-process	37,110	6.7%	15	43,814	7.1%	14
Existing Structure Held for Investment	23,632	4.3%	4	37,482	6.1%	5
Existing Structure — Improvements	55,885	10.1%	1	97,777	15.9%	3

	116,627	21.1%	20	179,073	29.1%	22

Total	553,356	100.0%	58	613,854	100.0%	62

Less: Allowance for Credit Loss	(337,000)			(300,310)

Net Carrying Value	$216,356			$313,544

We also classify loans into categories based on the underlying collateral’s projected end-use for purposes of identifying and managing loan concentrations and associated risks. As of September 30, 2009 and December 31, 2008, respectively, outstanding principal loan balances, net of the allowance for credit loss, by expected end-use, were as follows:

	September 30, 2009			December 31, 2008
	Amount	%	#	Amount	%	#

Residential	$276,417	50.0%	37	$278,644	45.4%	37
Mixed Use	183,617	33.2%	8	206,691	33.7%	11
Commercial	92,252	16.7%	12	127,449	20.8%	13
Industrial	1,070	0.1%	1	1,070	0.1%	1

Total	553,356	100.0%	58	613,854	100.0%	62

Less: Allowance for Credit Loss	(337,000)			(300,310)

Net Carrying Value	$216,356			$313,544

We estimate that, as of September 30, 2009, approximately 57% of the valuation allowance is attributable to residential-related projects, 41% to mixed use projects, and the balance to commercial and industrial projects.

IMH SECURED LOAN FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)
(In thousands except unit data)
NOTE 4 — MORTGAGE LOANS, LOAN PARTICIPATIONS AND LOAN SALES — CONTINUED
Geographic Diversification
As of September 30, 2009 and December 31, 2008, respectively, the geographical concentration of the Fund’s principal loan balances, net of the allowance for credit loss, by state, follows:

	September 30, 2009					December 31, 2008
	Oustanding	Allowance for	Net Carrying			Oustanding	Allowance for	Net Carrying
	Principal	Credit Loss	Amount	Percent	#	Principal	Credit Loss	Amount	Percent	#
Arizona	$290,778	$(175,887)	$114,891	53.0%	29	$294,362	$(128,499)	$165,863	52.9%	31
California	181,023	(113,678)	67,345	31.1%	20	177,255	(124,422)	52,833	16.9%	20
New Mexico	5,240	(1,182)	4,058	1.9%	2	5,240	(637)	4,603	1.5%	2
Texas	11,102	(4,493)	6,609	3.1%	3	55,825	(5,781)	50,044	16.0%	4
Idaho	49,590	(39,090)	10,500	4.9%	2	49,578	(38,458)	11,120	3.5%	2
Minnesota	—	—	—	0.0%	0	16,590	—	16,590	5.3%	1
Nevada	7,978	(2,670)	5,308	2.5%	1	7,969	(1,876)	6,093	1.9%	1
Utah	7,645	—	7,645	3.5%	1	7,035	(637)	6,398	2.0%	1

Total	$553,356	$(337,000)	$216,356	100.0%	58	$613,854	$(300,310)	$313,544	100.0%	62

Borrower Concentrations
As of September 30, 2009, there was one borrower and one borrowing group, respectively, whose borrowings totaled $69,122 (which was in default at September 30, 2009) and $97,771, respectively, which accounted for approximately 12.5% and 17.7%, respectively, of our total mortgage loan principal balance outstanding (although at the time of origination, the principal balance was less than 10% of the total mortgage loan principal balance outstanding). As of December 31, 2008, there was one individual borrower whose aggregated borrowings totaled $67,670, which was approximately 11% of our total mortgage loan principal balance outstanding (although at the time of origination, the principal balance was less than 10% of the total mortgage loan principal balance outstanding).
Mortgage Loan Participations and Whole Loans Sold
Given the Manager’s decision to suspend certain of our activities in order to seek to prevent impairment of our capital and operations and to assist us in our efforts to meet our remaining funding commitments, we believe that certain loans are likely to be sold or participated in the future. While we expect that any future loan participations or loan sales will also occur at or near par, due in part to current market conditions, there can be no assurance that this will be the case. In light of current economic conditions, it may be necessary for us to employ alternative structures for loan participations. Except for the loan participation with the Manager discussed elsewhere, no loan sales or loan participations were executed during the nine or three months ended September 30, 2009 or the year ended December 31, 2008.
At the time of loan origination, we generally intended to hold all loans to maturity and had no plans or intent to sell such loans. However, as a result of the suspension of certain of our activities due to market circumstances and the lack of available liquidity to satisfy our obligations, the Manager has selected certain loans within our portfolio to actively market for sale. For information regarding participations and whole loan sales, and repurchases thereof, involving the Manager, see Note 7.

IMH SECURED LOAN FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)
(In thousands except unit data)
NOTE 5 — REAL ESTATE HELD FOR DEVELOPMENT OR SALE
Real estate held consists primarily of properties acquired as a result of foreclosure or purchase and is reported at the lower of carrying value or fair value, less estimated costs to sell the property. We had $97,305 and $62,781 of such assets at September 30, 2009 and December 31, 2008, respectively.
Under GAAP, the foreclosure of a loan and the recording of real estate owned is deemed to be a conversion of a monetary asset to a long-lived asset. Further, such assets are valued as fair value at the foreclosure date and this fair value becomes the new basis for financial reporting purposes. The valuation charge recorded as basis adjustments for the periods ended September 30, 2009 and 2008 includes $27,910 and $1,300, respectively.
During the nine months ended September 30, 2009, we acquired five real estate assets through foreclosure of the related mortgage loans with an estimated fair value of $41,169. During the year ended December 31, 2008, we took title to the underlying real estate collateral of nine loans in default with a net carrying value of approximately $55,318 at December 31, 2008. Additionally, in March 2008, we purchased certain real estate with a current carrying value of approximately $7,463, located in Arizona that is contiguous to the security for certain loans in the loan portfolio, in an effort to seek to maintain and enhance the overall project value. All real estate owned by us is located in California, Arizona, Texas or Minnesota.
During the second and third quarters of 2009, we implemented a plan to market and sell certain of our owned real estate. At September 30, 2009, the fair value of real estate held for sale totaled $7,092. During 2009, we sold various individual residential units held in our real estate portfolio netting approximately $770 in cash proceeds.
Costs related to the development or improvement of the real estate assets are generally capitalized and costs relating to holding the assets are generally charged to expense. Cash outlays for capitalized development costs totaled $2,356 during the nine months ended September 30, 2009. In addition, costs related to holding and maintaining such properties, which were expensed in the accompanying consolidated statement of operations, totaled approximately $2,817 and $62 during the nine month periods ended September 30, 2009 and 2008, respectively, and $1,477 and $62 for the three months ended September 30, 2009 and 2008, respectively. The nature and extent of future costs for such properties depends on the level of development undertaken, the number of additional foreclosures and other factors. Additionally, during 2009, the Manager engaged the services of an outside asset management consultant to assist in the determination of the specific asset disposition strategy. The consultant receives $110 per month for its services.
In our view, the estimated net realizable values of such properties equal or exceed the current carrying values of our investment in the properties as of September 30, 2009, net of impairment charges recorded.
Although the Manager has been approached on an unsolicited basis by third parties expressing an interest in purchasing certain real estate owned by us and held for development, the Manager has not developed or adopted any formal plan to dispose of such assets at this time.

IMH SECURED LOAN FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)
(In thousands except unit data)
NOTE 6 — MEMBER DISTRIBUTIONS AND REDEMPTIONS
Member Distributions Reinvested and Distributions Payable to Members
Historically, our Members elected to either reinvest distributable monthly earnings or to have earnings distributed to them in cash. Effective October 1, 2008, we suspended the option allowing Members to reinvest monthly distributions. See Note 1 for further discussion. During the nine months ended September 30, 2009 and 2008, our total net distributions to Members were $11,706 and $49,163, respectively, which translated into net distributions of $160.27 and $749.20 per weighted average membership unit over the same periods, respectively. Distributions reinvested, which is a non-cash transaction, totaled $0 and $23,192 for the nine months ended September 30, 2009 and 2008, respectively. During the second quarter of 2009, the Manager revised its Member distribution program and ceased further distributions to Members until we generate sufficient liquidity to cover all borrower obligations and operating costs.
Distributions payable, which totaled approximately $0 and $4,963 at September 30, 2009 and December 31, 2008, respectively, have been charged to Members’ Equity and are classified as Distributions Payable to Members in the accompanying consolidated balance sheets.
Redemptions
Effective October 1, 2008, the Manager elected to, among other actions, suspend the payment of all redemption requests and the acceptance of additional redemption requests. Full and partial redemptions totaled approximately $120,533 during the nine months ended September 30, 2008. No redemptions were paid during the nine months ended September 30, 2009.
NOTE 7 — MANAGEMENT FEES AND RELATED PARTY ACTIVITY
Management Fees and Other Amounts Due to Manager
For managing the Fund, the Manager is entitled to a 25 basis point annualized fee, payable monthly, based on our total mortgage loan principal balance at each month-end, excluding loans in non-accrual status and other non-performing assets. Management fees incurred for the nine months ended September 30, 2009 and 2008 totaled approximately $481 and $819, respectively. Management fees incurred for the three months ended September 30, 2009 and 2008 totaled approximately $62 and $300, respectively. As of September 30, 2009 and December 31, 2008, the Manager was owed $21 and $106, respectively, for unpaid management fees.
In addition, the Manager is entitled to 25% of any amounts recognized in excess of the our principal and note rate interest due in connection with loans held in whole or in part by us . During the nine months ended September 30, 2009 and 2008, the Manager earned no such fees in connection with this provision.
In connection with the recording of a valuation allowance on a loan for which the Manager previously received certain amounts in accordance with this provision, we recorded a receivable from the Manager totaling $2,410. The advance to the Manager bears interest at 10% per annum and all unpaid accrued interest and principal is due September 30, 2011. Interest earned on this receivable totaled $117 and $0 for the nine months ended September 30, 2009 and 2008, respectively, and $29 and $0 for the three months ended September 30, 2009 and 2008, respectively. The advance to the Manager and related accrued interest was partially repaid during the first quarter of 2009. At September 30, 2009 and December 31, 2008, outstanding principal and accrued interest under this arrangement totaled $1,338 and $2,471, respectively, which is included in advances to the Manager in the accompanying consolidated balance sheet.

IMH SECURED LOAN FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)
(In thousands except unit data)
NOTE 7 — MANAGEMENT FEES AND RELATED PARTY ACTIVITY — CONTINUED
Under the terms of the Operating Agreement, we are responsible for the payment of expenses or costs related to defaulted loans, foreclosure activities, or property acquired through foreclosure. For the nine months ended September 30, 2009 and 2008, the Fund incurred $579 and $503, respectively, in default related expenses. For the three months ended September 30, 2009 and 2008, we incurred $251 and $418, respectively, in default related expenses.
In connection with the modification of certain loans in 2008, the borrowers and the Manager agreed to defer the payment of related processing and administrative fees due to the Manager until the payoff of the respective loans. We recorded these processing and administrative fees which are included in Payables to Fund Manager on the accompanying consolidated balance sheet, which totaled $619 at December 31, 2008. These deferred fees bear interest, payable to the Manager, at the same rate of the related mortgage notes. During the quarter ended September 30, 2009, we foreclosed on one such loan and the deferred fees were reversed and netted against the basis in the related real estate asset. Additionally, in connection with various loan modifications, the Manager agreed to defer the collection of the related loan fees and collect such fees as needed. At September 30, 2009, processing and administrative fees included in Payables to Fund Manager on the accompanying consolidated balance sheet totaled $5,247 at September 30, 2009.
For loans originated on our behalf, the Manager receives all the revenue from loan origination and processing fees (points) and other related fees, which are paid by the borrower. See Note 1 for further discussion. For the nine months ended September 30, 2009 and 2008, the Manager earned origination, processing and other related fees of approximately $9,356 and $20,327, respectively, substantially all of which were earned on loans funded by us. For the three months ended September 30, 2009 and 2008, the Manager earned origination, processing and other related fees of approximately $4,873 and $7,564, respectively. These amounts include fees earned from the expiration of refundable loan fees previously collected, which were refundable to the borrower in the event of loan payoff by a specified date.
Related Party Investments and Borrowings
At September 30, 2009, the Manager maintained a line of credit with a bank with a total borrowing capacity of $5,200. This line expired on October 1, 2009 and was extended to April 1, 2010 at a maximum capacity of $2,520. Accordingly, we no longer have access to additional liquidity under this line of credit. The line of credit bears interest rate at the Prime Rate plus 1.5% (4.75% at September 30, 2009). During the nine month ended September 30, 2009, the Manager drew $6,000 under this line to provide liquidity for us and repaid principal of $3,480 under this line commensurate with principal paydowns received from related borrowers, resulting in a balance at September 30, 2009 of $2,520. The line of credit is collateralized by specific loans held by us and underlying deeds of trust and a guarantee of the Manager’s Chief Executive Officer.

IMH SECURED LOAN FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)
(In thousands except unit data)
NOTE 8 — COMMITMENTS AND CONTINGENCIES
Undisbursed loans-in-process and interest reserves reflected on the accompanying consolidated balance sheets generally represent the unfunded portion of construction loans pending completion of additional construction, and interest reserves for all or part of the loans’ terms. As of September 30, 2009 and December 31, 2008, respectively, undisbursed loans-in-process and interest reserves balances were as follows:

	September 30, 2009			December 31, 2008
	Loans Held	Loans Held		Loans Held	Loans Held
	to Maturity	for Sale	Total	to Maturity	for Sale	Total
Undispersed Loans-in-process per Note Agreement	$50,483	$2,672	$53,155	$66,035	$32,633	$98,668
Less: amounts not to be funded	(46,408)	—	(46,408)	(39,461)	(13,767)	(53,228)

Undispersed Loans-in-process per Financial Statements	$4,075	$2,672	$6,747	$26,574	$18,866	$45,440

A breakdown of loans-in-process expected to be funded is presented below:

	9/30/09	12/31/08
Loans-in-Process Allocation:
Construction Commitments	$1,280	$41,085
Unfunded Interest Reserves	—	4,314
Deferred Loan Fees due to Manager	4,760	—
Reserve for Protective Advances	669	—
Taxes and Other	38	41

Total Loan-in-Process	$6,747	$45,440

While the contractual amount of unfunded loans in process and interest reserves total $53,155 at September 30, 2009, the Manager estimates that we will fund approximately $6,747. Of the $6,747 expected to be funded, $4,760 relates to deferred loan fees due to the Manager and $669 relates to reserves for protective advances not required under the terms of the loan agreement but that the Manager expects to fund to protect our interest in the asset. The difference of $46,408, which is not expected to be funded, relates to loans that are in default, loans that have been modified to lower the funding amount, and loans whose funding is contingent on various project milestones, many that have not been met to date and are not expected to be met given current economic conditions. Accordingly, these amounts are not reflected as funding obligations in the accompanying consolidated balance sheet. With available cash and cash equivalents of $2,463 at September 30, 2009, scheduled loan payoffs, the suspension of Member redemptions, the suspension of new loan request fundings, and other available sources of liquidity, including potential loan participations, loan sales or sales of real estate owned, we expect to meet our obligation to fund these undisbursed amounts in the normal course of business. See Note 1 for discussion of the Fund’s liquidity.
For certain borrowers, the terms of the loan documents required funded interest reserve accounts, which were deposited into a controlled disbursement account in the name of the borrower for the benefit of the Fund upon initial funding of the loan. These funds, totaling approximately $288 and $8,109 at September 30, 2009 and December 31, 2008, respectively, are not included in the accompanying balance sheets due to the fiduciary nature of such accounts.

IMH SECURED LOAN FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)
(In thousands except unit data)
NOTE 8 — COMMITMENTS AND CONTINGENCIES — CONTINUED
The term of the Operating Agreement is for the life of the Fund. Only under specified circumstances and with the vote of a majority of Members can the Manager be terminated. In the event of any such permitted termination, if no replacement manager were to be selected in such an event, the Fund would dissolve.
The Manager and its affiliates are subject to oversight by various state and federal regulatory authorities, including, but not limited to, the Arizona Corporation Commission (“ACC”), the Arizona Department of Revenue, the Arizona Department of Financial Institutions (Banking), the United States Securities and Exchange Commission (“SEC”) and the Internal Revenue Service (“IRS”).
In December 2004, and pursuant to several supplemental requests thereafter, the ACC requested certain information pertaining to the operations of us and the Manager, and the Manager responded to the requests made by the ACC. Between 2005 to July 2009, the ACC did not have any contact with us or the Manager. In July 2009, the ACC requested from the Manager information concerning certain affiliates of the Manager. The Manager has provided testimony and documentation in respone to this request, but is not informed of the specific nature or substance of the inquiry.
The Manager believes that the Manager and its affiliates have been, and currently are in, material compliance with laws and regulations that govern its operations and those of the Fund, and that the Manager and the Fund are and have been in material compliance with the Operating Agreement. However, there can be no assurance that the ACC or others will not assert otherwise, that the ACC will not seek to impose fines, limitations or prohibitions relating to the Manager’s or its affiliates’ business activities, or other remedies, any of which could harm our operations. Further, even if that is not the case, the Manager or its affiliates, including us, may incur significant legal and other defense costs in respect of this matter.
We are a party to litigation in the ordinary course of business in connection with certain of our portfolio loans that go into default or for other reasons. While various asserted and unasserted claims exist, the resolution of these matters cannot be predicted with certainty, and the Manager believes, based upon currently available information, that the final outcome of such matters will not have a material adverse effect, if any, on our results of operations or financial condition.
Following the suspension of certain of our activities, including the suspension of Member redemptions, certain Members have requested that their redemption requests be honored due to financial hardships or other reasons. In each instance, we have responded that we will not grant such requests at this time and we are treating all Members uniformally. While neither the Manager nor us has been served with any lawsuits from Members, certain Members have filed grievances with the SEC and possibly other regulatory agencies related to the Manager’s administration of the Fund.
Our income tax returns have not been examined by taxing authorities and all statutorily open years remain subject to examination.

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
The forward-looking statements that we make in this Form 10-Q are subject to a variety of risks, uncertainties and other factors that could cause actual results to differ materially from such forward-looking statements. Some of the important factors that could cause our actual results to differ from those projected in any forward-looking statements include, but are not limited to, the following factors, which are discussed in greater detail in the “Risk Factors” section of our Form 10-K and in Part II Item 1A. of this Quarterly Report on Form 10-Q:
•
As a result of the suspension of certain of our activities, the Manager believes that both our ability and the Manager’s ability to continue as a “going concern” for the next 12 months is predicated on the successful completion of one or more initiatives that we are currently evaluating. Despite the cost-savings initiatives we have undertaken, the Manager can provide us with no assurance that its liquidity situation will improve in 2009 or that the Manager will be able to continue as a going concern. If the Manager is unable to continue in its capacity as our Manager, a replacement manager will need to be identified pursuant to Article 11 of the Operating Agreement, which could result in a significantly different and higher management fee and expense structure to us.

•	We have been and will continue to be adversely affected by the general economic slowdown and recession in the U.S. and abroad.
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

•
As allowed by the Operating Agreement, effective October 1, 2008, the Manager elected to suspend certain of our activities, including the acceptance of any additional investments, the payment of outstanding redemption requests, the acceptance of new redemption requests, and the identification and funding of new loans (although we may finance new loans in connection with the sale of collateral under existing loans or the sale of real estate owned). This election was made in order to seek to preserve our capital and to seek to stabilize our operating activities and liquid assets in order to assist us in our ability to meet future obligations, including those pursuant to current loan commitments. There can be no assurance that our activities will resume in the foreseeable future, if ever.

•
If our liquidity continues to dissipate and we are unable to meet our obligations, we may be forced to sell certain assets for a price at or below their current book value, which could result in an additional loss. While we have developed formal disposition plans for selected assets, the Manager continues to receive unsolicited offers from third parties for various assets. While negotiations may ensue upon receipt of such unsolicited offers, such assets are not deemed to be held for sale for financial reporting purposes.

•
The Manager and its affiliates are subject to oversight by various state and federal regulatory authorities, including, but not limited to, the ACC, the Arizona Department of Revenue, the Arizona Department of Financial Institutions (Banking), the SEC and the Internal Revenue Service, and there is a risk that examinations or enforcement or related activities by any such agency could have a material adverse effect on us.

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

•
As a mortgage lender, we are subject to a variety of external forces that could have a material adverse effect on our operations and results, including, without limitation, fluctuations in interest rates, fluctuations in economic conditions (which are exacerbated by our limited geographic diversity), and the effect that regulators or bankruptcy courts could have on our operations and rights as a secured lender.

•
Our portfolio loans, which are not guaranteed by any government agency, are risky and are not sold on any secondary market, and the underwriting standards that we previously utilized may not have been sufficient to protect Members from loan defaults or ensure that sufficient collateral, including collateral pledged by guarantors, will exist to protect Members from any such defaults.

•
Our borrowers are exposed to various risks associated with owning real estate, and expected and unexpected costs or liabilities, including costs of holding such real estate, could reduce the likelihood that our borrowers will be able to develop or sell the real estate, which could increase the likelihood that our borrowers will default on our portfolio loans or may require us to advance additional amounts to preserve and protect our interest in the related assets.

•
Real estate assets acquired in foreclosure or through other means are generally non-earning assets that reduce the yield to investors, if any. Moreover, the ultimate disposition and liquidation of such assets may not occur for an extended period of time, which would adversely affect our liquidity.

•
We rely exclusively on our Manager to manage our investments and conduct our operations. Our Members have no right to participate in decisions relating to the activities of our Manager or, in general, us.

•	We are obligated to pay certain fees to our Manager, which may adversely impact our operating results and reduce cash available for other purposes.
•	Our Manager faces conflicts of interest, including, without limitation, competing demands upon its time and its involvement with other activities, all of which could have an adverse effect on us.
•
As a publicly reporting company, we are required to divert considerable resources to new compliance initiatives, including refining, maintaining, testing and reporting on our disclosure controls and procedures and internal control over financial reporting, as well as compliance with accounting and reporting initiatives relating to valuation of our assets.

•	The suspension of certain of our activities may persist for an extended period of time, and we may not resume historical activities to the same level or at all.
•	There are material income tax and retirement plan risks associated with ownership of our units.
•	There is a risk that we may modify and refinance existing portfolio loans which currently have interest rate floors to loans with lower rates which could reduce mortgage income.
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

Overview of the Business
The Fund was organized in May 2003 to invest in and manage mortgage investments, consisting primarily of short-term commercial mortgage loans collateralized by first mortgages on real property, and to perform all functions reasonably related thereto, including developing, managing and either holding for investment or disposing of real property acquired through foreclosure or other means. Our Manager was incorporated in June 1997, and is licensed as a mortgage broker by the State of Arizona. The Manager has a wholly-owned subsidiary, Investors Mortgage Holdings California, Inc., which is licensed as a real estate broker by the California Department of Real Estate.
Recent Events and Response
The global and U.S. economies experienced a rapid decline in recent periods. The real estate and other markets suffered unprecedented disruptions, causing many major institutions to fail or require government intervention to avoid failure, which has placed severe pressure on liquidity and asset values. These conditions were brought about largely by the erosion of United States (“U.S.”) and global credit markets, including a significant and rapid deterioration of the mortgage lending and related real estate markets. In this regard, we continue to operate under very difficult conditions.
Short-term bridge loans to borrowers to facilitate their real estate entitlement and development activities, and other interim financing, constitute the heart of our business model. This model relies on capital availability. However, current market conditions have reduced materially the traditional sources of take-out financing on which our business model is dependent. The Manager believes it will take 12-24 months or longer for markets and capital sources to begin to “normalize,” although there can be no assurance that the markets will stabilize in this timeframe or at all.
During the quarter ended September 30, 2009, the Manager has continued to see a narrowing of the bid and ask price with respect to certain residential inventory, as well as upward movement on the bids for residential mortgage backed securities. The Manager believes that this could be a leading indicator that the supply and demand imbalance is improving, and a positive sign that the market is beginning to view residential real estate as sufficiently discounted. While these sales are often occurring at extremely discounted levels, the Manager believes such activity might well be viewed as a necessary initial stage of an eventual recovery.
While residential real estate might be the first market segment to recover, many forecasts indicate that commercial real estate values will continue to fall. An additional layer of concern and complexity has surfaced with maturing commercial mortgage backed securities and the anticipated negative impact thereof. Indeed, many financial institutions are still not lending with any volume or conviction. In our view, these factors make it difficult for borrowers with loans maturing today to obtain permanent financing on their projects.
The sustained and extreme discounting of residential real estate that has occurred in recent months, combined with the downturn in the commercial real estate market, resulted in the Manager recording a valuation adjustment in the quarter ended September 30, 2009 of $90,000.
The Manager believes that the continuing economic downturn, which has been characterized as “the Great Recession,” is likely to look more like a “W” than a “V.” That is, given the still increasing rate of unemployment which at a national level is now in excess of 10%, the record and still growing number of foreclosures, and the expected decline in commercial real estate values, there are likely to be several peaks and valleys in the economy, drawn out over the next several quarters, if not longer. It has been generally reported that currently in the U.S., approximately 12% of all residential loans are either delinquent or in foreclosure, and that this percentage is expected to increase in the months ahead.

This period of economic uncertainty has been — and will likely continue to be — marked by the number of banks that have failed and by the likelihood that many more will fall short as they struggle to balance their ledgers. 101 banks have already failed this year as of October 31, 2009, and, according to Bloomberg.com, “A total of 416 banks with combined assets of $299.8 billion failed the Federal Deposit Insurance Corp.’s grading system for asset quality, liquidity and earnings, the most since June 1994.” We expect that the number of bank failures will increase substantially over the next several quarters as the impact of the next round of “marking-to-market” assets hits bank balance sheets.
The subject of intense debate in the financial community, “mark-to-market” has everything to do with a specific accounting rule and far less to do with quality of the underlying asset being “marked.” This accounting requirement has already had a devastating impact on banks: for many, crippling their ability to lend; for others forcing them to close their doors entirely. The continued application of marking-to-market assets in the financial sector will, in our view, likely not only multiply the number of bank failures, but also further intensify the downward pressure on real estate values, as banks are forced to sell assets in order to raise capital and shore up their balance sheets. We believe these pressures will also likely cause banks to resist lending until this compression in the marketplace eases.
In view of these issues, coupled with the continuing increase in job losses, we believe that some of the positive trends, such as the recent up-tick in the stock market, may not be sustainable. These tenuous circumstances are, in our view, likely to prolong the period before recovery — both nationally and globally. We would also like to make clear that, similar to the banks, we may be subjected to ongoing asset valuation adjustments. However, we would also like to underscore that we believe that we, by virtue of our unleveraged structure, are better positioned as a relative matter to meet the challenges resulting from current market conditions, and, thus, we believe we may be relatively better able to avoid joining the banks as a forced seller of portfolio assets in this still-volatile environment.
Despite these and other uncertainties regarding the economy, we maintain our resolve to focus on rigorous analysis of the marketplace, and we will continue to act in a prudent manner to seek to protect each Member’s interest in the Fund. We believe that by combining thorough due diligence with strategic positioning and a reasonable amount of patience, we can capitalize on our competitive advantages vis-a-vis our similarly capitalized competition. We believe that adhering to measured analysis will increase the probability of maximizing our asset value and eventual disposition of our assets at the best available prices.
The Manager’s on-going strategy is designed to position us as favorably as possible in this volatile environment. To do so, the Manager is seeking to capitalize on our ability to provide seller financing, to maintain and protect current properties, and to generate sufficient liquidity to resume periodic Member distributions. In order to achieve this strategy, the Manager has set the following objectives:
Insure that the Fund maintains sufficient cash to cover all construction obligations. We believe the decision to change the manner in which we send distributions to our Members, to coincide with future liquidity events, has better enabled us to maintain sufficient cash to cover all of our current construction obligations. Although various non-construction commitments still exist, we have satisfied a majority of our current construction commitments. This fact bears several positive implications: in addition to satisfying our current contractual obligations to our existing borrowers, in many instances it also enables the collateral projects to be brought to completion, thereby potentially accelerating our exit strategy, that is, to sell the finished properties involved and/or the loans collateralized by such properties.

Obtain and maintain sufficient cash reserves in the Fund to complete improvements to portfolio assets and take appropriate actions to preserve and enhance value. The Manager believes that by implementing a program to finish improvements on select partially improved assets in our portfolio, the corresponding asset values will increase, as well as their potential for salability. This will require that we maintain sufficient cash reserves for this purpose, as well as to cover various expenses associated with enforcement and property ownership. The Manager believes it has made progress toward meeting this objective. In addition to physical management of our hard assets, we continue to work diligently on fiscal management of our monetary assets. Our daily decisions help us to better accomplish our objective to maintain adequate cash reserves to underwrite the expenses associated with loan enforcement and property ownership, as well as the expenditures necessary for preservation and value enhancement of portfolio assets. This process involves continually assessing the portfolio, determining on an asset-by-asset basis the cost/benefit of any such requisite actions and the corresponding allocation of capital.
Resume periodic distributions and the return of investor capital. If we are successful in generating sufficient short-term liquidity, we believe we will become better positioned to wait for improved market conditions. The Manager believes that as the market disorder diminishes and a recovery starts to gain momentum, it will be able to generate liquidity in the Fund. At that point, and after accounting for the amount of liquidity needed to honor our ongoing obligations, we expect to be able to resume periodic distributions and the return of investor capital, although there can be no assurance that this will occur or the time frame in which it may occur. The Manager believes it is in the process of positioning us and our assets to benefit from future market-related events and/or third-party actions (buyers buying and lenders lending). Yet, short of selling assets at depressed prices, we believe there is a limited amount of liquidity available in the market environment at this time. Accordingly, we cannot guarantee the amount, or control the timing of, such occurrences. In the context of continued uncertainty in the financial markets generally, and in the real estate and mortgage sectors specifically, the Manager continues to explore all options on our behalf to seek to create liquidity for the us and our Members.
To preserve our capital and to seek to stabilize our operations and liquid assets in order to meet future obligations, including those pursuant to current loan commitments, the Manager caused us to, among other things:
•	suspend accepting any additional capital contributions;
•	suspend reinvesting monthly distributions, if any, and cause all future monthly distributions, if any, to be paid in cash;
•	cancel all pending redemption requests, and suspend the acceptance of any new redemption requests;
•	suspend accepting any new loan requests (excluding financing of new loans in connection with the sale of collateral under existing loans or the sale of real estate owned); and
•	effective May 2009, suspend monthly distributions to Members.
Our liquidity plans include selling whole loans or participating interests in certain loans in our portfolio and liquidating certain real estate assets in our portfolio. As of September 30, 2009, five loans with principal balances totaling $62,628 are being actively marketed for sale. Accordingly, these loans are reflected as held for sale in the accompanying consolidated balance sheets. Additionally, the Manager continues to evaluate our existing outstanding loan obligations to ascertain the necessary funding amounts and timing for each loan, and to determine potential reductions in, or cessation of, funding commitments for loans in default or to find alternative sources for such fundings. This analysis is on-going, although the results are not expected to materially affect our current estimate of outstanding loan commitments presented elsewhere in this Form 10-Q. In this regard, in addition to the 36 loans with aggregate principal outstanding balances totaling $370,255 past scheduled maturity, 16 additional loans with aggregate principal outstanding balances totaling $78,355 are scheduled to mature in the next nine months, although there can be no assurance that such loans will be repaid.

During the nine months ended September 30, 2009, the Manager drew $6,000 under its line of credit with a bank and utilized these proceeds for the participation of certain of our loans. During the quarter ended September 30, 2009, we repaid principal of $3,480 under this line commensurate with principal paydowns received from related borrowers, resulting in a balance at September 30, 2009 of $2,520, which is reflected in borrowings from the Manager in the accompanying consolidated balance sheet. The line of credit is an obligation of the Fund and is collateralized by specific loans and underlying deeds of trust and a guarantee of the Manager’s Chief Executive Officer. The proceeds were utilized by us to meet our on-going obligations and working capital requirements. The Manager is also actively pursuing other financing alternatives for us, although there is no assurance that existing financing arrangements will continue or that alternative financing will be secured.
Asset values have dropped significantly in many of the areas wherein we hold real estate or have a security interest in collateral securing our loans, which resulted in significant non-cash valuation provision charges for the nine months ended September 30, 2009 and the year ended December 31, 2008. The Manager also modified certain loans in our portfolio, which has resulted in an extended term of maturity on such loans of two years or longer and, in some cases, has required us to accept an interest rate more reflective of current market rates, which are lower than in prior periods. The Manager may decide to modify additional loans in the future in an effort, among other things, to seek to protect the our collateral. Additionally, while the Manager has elected to suspend new loan requests, we did fund one loan in the first quarter of 2009 in connection with the financing of a sale of certain loan collateral by an existing borrower to an unrelated party, and it is anticipated that we will engage in similar lending activities in the future. This effort effectively converted a non-performing asset into a performing loan.
During the period ended September 30, 2009, the Manager has been actively managing both our loan portfolio as well as our real estate owned (“REO”) portfolio.
Activities relative to our REO porfolio have included: negotiating for the sale of certain REO properties; working with appropriate brokers to list and sell certain REO properties, some of which are already listed; negotiating or entering into settlement agreements with guarantors of certain loans or REO properties; working with municipalities regarding development plans and plat extensions on REO properties for the purpose of obtaining plat extensions ranging from one to six years; and analyzing and, when appropriate, seeking property tax reductions on REO properties.
With respect to our loan portfolio, we have negotiated the sale of selected loans; we are pursuing reductions in principal with borrowers and entering into agreements and receiving payments from several borrowers; we are monitoring and/or negotiating with several borrowers who are emerging from bankruptcy; and our borrowers are working with municipalities regarding development plans and plat extensions on their properties for the purpose of obtaining plat extensions.
We can provide no assurance that the strategies or objectives being undertaken by the Manager will be met or succeed. In addition, given the state of the real estate and credit markets, we believe it is unlikely that we will re-commence our historical operations in the foreseeable future in the same manner previously operated or at all. The Manager continues to examine all material aspects of our business for areas of improvement and recovery on our investment portfolio. However, if the real estate market does not return to its historical levels of activity and credit markets do not re-open more broadly, we believe the realization of a full recovery of our investments is unlikely to occur in a reasonable time frame or at all, and we may be required to liquidate portions of our investment portfolio at a price significantly below our initial investment basis and possibly below current carrying values.

Going Concern
Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. Due to unprecedented dislocations in the real estate and capital markets, we have incurred a significant reduction in loan payoffs from borrowers and an increase in delinquencies, non-performing loans and real estate owned, resulting in a substantial reduction of cash flows. The Manager has taken a number of measures to seek to provide liquidity to us, including, among other things, efforts to sell whole loans and participate interests in certain loans in our portfolio, and to liquidate certain real estate. However, the dislocations and uncertainty in the economy, and real estate, credit, and other markets have created an extremely challenging environment that will likely continue for the foreseeable future. These factors raise substantial doubt about our ability to continue as a going concern.
The Manager receives from borrowers, either directly or from loan proceeds, all revenue and fees from loan origination, processing, servicing and extension. As a result of the suspension of certain of our activities, although the Manager may collect fees from time-to-time from the modification of existing loans or a portion of penalties or default fees, the suspension of our lending activities has resulted in the loss of the Manager’s primary revenue source. As such, these factors raise substantial doubt about our Manager’s ability to continue as a going concern. To seek to address this concern, the Manager has taken, among others, the following steps:
•
Implemented a comprehensive cost reduction program, including a reduction in staff. The reduction in staff affected nearly 60% of the Manager’s employees while preserving core functionality in all material operational areas. At this time, the Manager has stabilized monthly operating costs at approximately $400 per month.

•	On-going collaboration with investment banking firms to analyze and seek to close financing alternatives.
•
The continued exploration of opportunities through which the Manager can continue to participate in the capital markets, including, without limitation, the use of additional funding vehicles to capitalize on what the Manager believes are business opportunities arising from the disruptions in the capital and credit markets.

•	The engagement in on-going negotiations with creditors to seek to defer or otherwise restructure existing liabilities of the Manager.
•	The consideration of other initiatives, to seek to insure the continued viability of the Manager as an operating entity.
We and the Manager, and the Manager’s wholly-owned subsidiary, are part of the IMH Group. The IMH Group has been engaged in diverse facets of real estate, such as finance, property management, leasing, marketing, acquisition, disposition, development, redevelopment, renovation, construction, and other real estate-related services for over ten years. The IMH Group was reorganized starting at the end of 2008, and other members of the IMH Group will be responsible for an allocation of operating costs that have historically been borne by IMH. Despite the cost-savings initiatives described above, the Manager can provide no assurance that its liquidity situation will improve in 2009 or that the Manager will be able to continue as a going concern.

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

	(Unaudited)		(Unaudited)		As of and for
	As of and for the Nine		As of and for the Three		the Year Ended
	Months Ended September 30,		Months Ended September 30,		December 31,
	2009	2008	2009	2008	2008
Cash and cash equivalents	$2,463	$57,766	$2,463	$57,766	$23,815
Total assets	$334,577	$709,120	$334,577	$709,120	$414,804
Interest income and fees	$20,750	$51,208	$3,155	$17,536	$67,420
Management fees	$481	$819	$62	$300	$1,139

Interest expense	$217	$78	$115	$—	$78
Net earnings (loss)	$(75,174)	$7,174	$(89,391)	$(25,749)	$(258,287)
Net distributions to Members	$11,706	$49,163	$—	$16,627	$64,051
Net Member distributions as a % of net earnings (loss)	115.6%	685.3%	0.0%	164.6%	124.8%

Net earnings (loss) allocated to Members per weighted average membership units outstanding	$(1,029.24)	$109.32	$(1,233.88)	$(363.65)	$(3,835.96)
Net distributions to Members per weighted average membership units	$160.27	$749.20	$—	$234.84	$951.27
Average annualized distribution yield to Members	2.14%	9.93%	0.00%	9.23%	9.45%

Member Equity Related:
Retained earnings (Accumulated deficit)	$(409,212)	$(41,984)	$(409,212)	$(41,984)	$(322,332)
Total Members’ equity	$321,171	$688,400	$321,171	$688,400	$408,051
Number of Member accounts	4,735	4,732	4,735	4,732	4,735

Average Member account balance	$68	$145	$68	$145	$86
States in which the Fund has Members	49	49	49	49	49
Member investments (excluding reinvestments)	$—	$250,941	$—	$84,070	$250,871
Distributions to Members	$11,706	$25,971	$—	$10,500	$40,860

Member distributions reinvested	$—	$23,192	$—	$6,127	$23,191
Retained earnings additions (distributed)	$(86,880)	$(41,989)	$(89,392)	$(42,376)	$(322,338)
% of total distributions reinvested	N/A	47.17%	N/A	36.86%	36.21%
Redemptions	$—	$120,533	$—	$36,640	$120,506
Redemptions as % of new investment (incl. reinvestments)	N/A	43.97%	N/A	40.62%	43.97%

Loan Related:
Note balances originated	$392	$327,662	$—	$92,394	$329,952
Number of notes originated	1	22	—	11	23
Average note balance originated	$392	$14,894	$—	$8,399	$14,346

Net loan carrying values	$216,356	$551,315	$216,356	$551,315	$313,544
Number of loans outstanding	58	63	58	63	62
Average loan carrying value	$3,730	$8,751	$3,730	$8,751	$5,057
% of Portfolio Principal — Fixed interest rate	50.1%	30.5%	50.1%	30.5%	31.3%

Number of fixed rate loans	25	23	25	23	22
Weighted average interest rate — Fixed	10.26%	11.03%	10.26%	11.03%	11.71%
% of portfolio — Variable interest rate	49.9%	69.5%	49.9%	69.5%	68.7%
Number of variable rate loans	33	40	33	40	40
Weighted average interest rate — Variable	12.87%	12.37%	12.87%	12.37%	12.39%

Principal balance % by state:
Arizona	53.0%	48.4%	53.0%	48.4%	47.9%
California	31.1%	27.7%	31.1%	27.7%	28.9%
New Mexico	1.9%	1.0%	1.9%	1.0%	0.9%

Texas	3.1%	9.8%	3.1%	9.8%	9.1%
Idaho	4.9%	7.6%	4.9%	7.6%	8.1%
Minnesota	0.0%	2.9%	0.0%	2.9%	2.7%

Nevada	2.5%	1.4%	2.5%	1.4%	1.3%
Utah	3.5%	1.2%	3.5%	1.2%	1.1%
Interest payments over 30 days delinquent	$7,687	$41	$7,687	$41	$1,134
Loans past scheduled maturity	36	15	36	15	24
Principal balance of loans past scheduled maturity	$370,255	$94,529	$370,255	$94,529	$210,198

Number of loans in non accrual status	43	7	43	7	11
Principal balance of loans in non accrual status	$450,568	$64,631	$450,568	$64,631	$95,624
Allowance for credit losses	$337,000	$45,440	$337,000	$45,440	$300,310
Allowance for credit losses as % of loan principal outstanding	60.9%	8.2%	60.9%	8.2%	48.9%

*	Where applicable, quarterly results are annualized to allow for compatability with annual results.

Results of Operations for the Nine and Three Months Ended September 30, 2009 and 2008
As allowed by the Operating Agreement, effective October 1, 2008, the Manager elected to suspend certain of our activities, including the acceptance of any additional Member investments, the payment of outstanding redemptions requests, and the identification and funding of any new loans (excluding financing of new loans in connection with the sale of collateral under existing loans or the sale of real estate owned). Effective May 2009, we suspended monthly distributions to Members. These elections were made in order to seek to preserve our capital and to seek to stabilize our operations and liquid assets in order to better situate ourself to seek to meet future obligations, including those pursuant to current loan commitments. We generate income from interest and fees on our mortgage loans, including default interest and fees, as well as interest income from money market, short-term investments or similar accounts in which we temporarily invest excess cash. We do not pay any overhead or certain operating expenses as those costs are presently paid by the Manager, as specified by the Operating Agreement, and as summarized below. However, we are required to pay direct expenses and costs, which include management fees to the Manager; expenses or costs related to defaulted loans, foreclosure activities, or property acquired through foreclosure; and interest expense paid on loans that we have sold or participated, but we must account for as secured borrowings. The management fee is an annual fee equal to 0.25% of the “Earning Asset Base” of the Fund, which is defined as mortgage loan investments held by us and income-earning property acquired through foreclosure and upon which income is being accrued under GAAP. Accordingly, when defaulted loans or foreclosed property enter into non-accrual status, or related income is otherwise not recorded, the loan is removed from the Earning Asset Base for purposes of computing management fees. Interest expense is the amount of interest paid by us to the purchasers of participations in loans or whole loans sold.
Revenues

	Nine Months Ended September 30,				Three Months Ended September 30,
	2009	2008	$ Change	% Change	2009	2008	$ Change	% Change
Interest and Fee Income:
Mortgage Loans	$20,256	$49,419	$(29,163)	(59.0%)	$2,697	$17,069	$(14,372)	(84.2%)
Investments and Money Market Accounts and Other Income	494	1,789	(1,295)	(72.4%)	458	467	(9)	(1.9%)

Total Interest, Fees and Other Income	$20,750	$51,208	$(30,458)	(59.5%)	$3,155	$17,536	$(14,381)	(82.0%)

During the nine months ended September 30, 2009, income from mortgage loans was $20,256, a decrease of $29,163, or 59.0%, from $49,419 for the nine months ended September 30, 2008. During the three months ended September 30, 2009 income from mortgage loans was $2,697, a decrease of $14,372, or 84.2%, from $17,069 for the three months ended September 30, 2008.

The year over year decrease in mortgage loan income is attributable to the decrease in the income-earning portion of our loan portfolio. While the total loan portfolio was $553,356 at September 30, 2009 as compared to $596,755 at September 30, 2008, the income-earning loan balance decreased significantly to $102,788 from $532,124 for the same periods, respectively. Additionally, the average portfolio interest rate (including performing and nonperforming loans) was 11.56% per annum at September 30, 2009, as compared to 11.96% per annum at September 30, 2008. Also, we recognized $7,230 in accreted interest income during the nine months ended September 30, 2008 as compared to none in 2009. The accreted interest was recorded in connection with certain loans purchased at a discount. Additionally, we recognized approximately $2,383 in default interest, fees and other gains during the nine months ended September 30, 2008, as compared with none in 2009. Due to the rapid and dramatic decline of the economy and real estate and credit markets, we anticipate an increase in defaults and foreclosures, which will likely result in a further increase in non-accrual loans and real estate owned, which are non-interest earning assets. As such, we anticipate a further decrease in mortgage income in future periods.
During the nine months ended September 30, 2009, interest income from investment and money market accounts and other income was $494, a decrease of $1,295, or 72.4%, from $1,789 for the nine months ended September 30, 2008. During the three months ended September 30, 2009, interest income from investment and money market accounts, net of fees, and other income was $458, a decrease of $9.0, or 1.9%, from $467 for the three months ended September 30, 2008. The decrease in investments and money market interest revenues is directly attributable to a decrease in the average amount of cash available for short-term investment and a reduction in interest rates. The decrease in cash is attributable to the suspension of certain of our activities, the use of our cash to fund remaining loan commitments and distributions to Members, and the decrease in loan payoffs. Given these factors and the general lack of available take-out financing available to our borrowers, we anticipate a decrease in cash and cash equivalents for the foreseeable future. As such, we anticipate a decrease in investment income in future periods. Additionally, during the nine and three months ended September 30, 2009, we recognized other income of approximately $461 from the rental operations of a property foreclosed upon during the third quarter.
Expenses

	Nine Months Ended September 30,				Three Months Ended September 30,
	2009	2008	$ Change	% Change	2009	2008	$ Change	% Change
Expenses:
Management Fees	$481	$819	$(338)	(41.3%)	$62	$300	$(238)	(79.3%)
Default Related and Other Fund Expenses	579	503	76	15.1%	251	418	(167)	(40.0%)
Operating Expenses for Real Estate Owned	2,817	62	2,755	4,443.5%	1,477	62	1,415	2,282.3%
Professional Fees	1,830	142	1,688	1,188.7%	641	75	566	754.7%
Interest Expense:
Borrowings from Fund Manager	217	—	217	N/A	115	—	115	N/A
Borrowings on Note Payable	—	78	(78)	(100.0%)	—	—	—	N/A

Interest Expense	217	78	139	178.2%	115	—	115	N/A
Valuation Provision Charge	90,000	42,430	47,570	112.1%	90,000	42,430	47,570	112.1%

Total Expenses	$95,924	$44,034	$51,890	117.8%	$92,546	$43,285	$49,261	113.8%

During the nine months ended September 30, 2009, management fee expense was $481, a decrease of $338, or 41.3%, from $819 for the nine months ended September 30, 2008. During the three months ended September 30, 2009, management fee expense was $62, a decrease of $238, or 79.3%, from $300 for the three months ended September 30, 2008. Management fee expense as a percentage of mortgage interest income for the Fund was 2.37% and 1.66% for the nine months ended September 30, 2009 and 2008, respectively, and 2.30% and 1.76% for the corresponding three months periods then ended. The decrease in management fee expense for the nine and three months ended September 30, 2009 is directly related to the significant decline in the “Earning Asset Base” of our loan portfolio at September 30, 2009 and 2008, respectively, as previously described. The increase in management fees as a percentage of mortgage income is attributed to the increase in “non-earning” or non-accrual assets, which as described above, are removed from the asset base on which management fees are computed. In addition, the computation of management fees do not consider the recognition of default interest and fees recognized during the nine and three months ended September 30, 2008 as compared to none in 2009.
Default related and Other Fund expenses include direct expenses related to defaulted loans, foreclosure activities, or property acquired through foreclosure. Such direct costs include legal and other directs costs, as well as allocated personnel costs directly related to defaulted loans and foreclosure activities. During the nine months ended September 30, 2009 and 2008, respectively, default related expenses were $579 and $503, respectively, an increase of $76 or 15.1%. During the three months ended September 30, 2009 and 2008, default related expenses were $251 and $418, respectively, a decrease of $167 or 40.0%. The overall increase in default related expenses is attributable to the increasing defaults and foreclosures experienced by us in 2009 as compared to 2008. Given the anticipated increase in defaults and foreclosures, we anticipate a decrease in management fees and an increase in default related costs in future periods. However, the expected changes in these balances cannot be determined with certainty.

Operating expenses for real estate owned include direct operating costs for such properties including property taxes, home owner association dues, property management fees, utilities, repairs and maintenance, licenses, depreciation and amortization and other costs and expenses associated with the ownership of real estate properties. During the nine months ended September 30, 2009 and 2008, operating expenses for real estate owned were $2,817 and $62, respectively, and were $1,477 and $62, respectively, for the corresponding three month periods. The increase in operating expenses for real estate owned is attributable to the increasing number of properties acquired through foreclosures and the past due and current property taxes totaling $1,757 attributable to such properties. We expect such costs and expenses to increase as we continue to exercise remedies on loans in default.
Professional fees consist of outside consulting expenses, valuation services, legal and accounting fees for public reporting related expenses. During the nine months ended September 30, 2009 and 2008, respectively, professional fees were $1,830 and $142, respectively, an increase of $1,688, or 1,188.7%. During the three months ended September 30, 2009 and 2008, professional fees were $641 and $75, respectively, an increase of $566 or 754.7%. The increase in these costs is attributed to the increasing defaults and foreclosures in our loan portfolio, the cost of valuation services provided in connection with our on-going evaluation of the portfolio, and the costs of public reporting, including requirements under the Sarbanes-Oxley Act and related requirements. Also, certain costs that the Manager elected to pay in previous periods (but was not contractually required to pay), such as public reporting costs, are now being borne by us. Additionally, the Manager has engaged the services of an outside consulting firm to assist in the determination of the specific asset disposition strategy. The consultant receives $110 per month for its services.
Interest expense includes interest incurred in connection with loan participations issued to third parties, borrowings from the Manager and borrowings from a bank. During the nine months ended September 30, 2009, interest expense was $217, an increase of $139, or 178.2%, from $78 for the nine months ended September 30, 2008. During the three months ended September 30, 2009, interest expense was $115, as compared to no interest expense for the three months ended September 30, 2008. Interest expense for the nine and three months ended September 30, 2009 was incurred in connection with the $6,000 borrowing from the Manager. Interest expense for the nine months ended September 30, 2008 was incurred in connection with the $10,000 note payable to a bank, of which only $8,000 was drawn and was paid off in the second quarter of 2008. If we are successful in participating our loans with other lenders, or if we must leverage assets for purposes of generating liquidity, the Manager anticipates an increase in interest expense in future periods.
The valuation provision charge reflects the provision for credit loss on the loan portfolio and the estimated loss on the disposition of real estate owned. The amounts were based on our estimate of value, using data from reports prepared by third party valuation firms, of the underlying collateral of the loan portfolio and the estimated realizable value on real estate owned. During the nine and three months ended September 30, 2009, the valuation provision charge was $90,000, an increase of $47,570, or 112.1%, from $42,430 for the nine and three months ended September 30, 2008.
Net Earnings (Loss)

	Nine Months Ended September 30,				Three Months Ended September 30,
	2009	2008	$ Change	% Change	2009	2008	$ Change	% Change

Net Earnings (Loss)	$(75,174)	$7,174	$(82,348)	(1,147.9%)	$(89,391)	$(25,749)	$(63,642)	247.2%

Net earnings (loss) consist of interest and fee income reduced by management fee expense, default related expenses, operating expenses, professional fees, interest expense, valuation provision and other expenses. For the nine months ended September 30, 2009, net loss totaled $75,174, an decrease of $82,348, or 1,147.9%, from net earnings of $7,174 for the nine months ended September 30, 2008. For the three months ended September 30, 2009, net loss totaled $89,391, an increase of $63,642, or 247.2%, from net loss of $25,749 for the three months ended September 30, 2008. This increase in net loss is attributed to the decrease in the Fund’s income-earning loan portfolio balances contributing to lower interest income and default fees, lower cash balances contributing to lower investment income, and an increase in default related, operating, professional fees and other expenses incurred. These were offset by the valuation provision charges recorded in 2009 and 2008.
Fund Manager Fund-Related Income and Expense
In accordance with Article 14 of the Operating Agreement, the Manager receives from borrowers, either directly or from loan proceeds, all revenue and fees from loan origination, processing, servicing and extension. For the nine months ended September 30, 2009 and 2008, respectively, the Manager earned origination, processing and other related fees of approximately $9,356 and $20,327, respectively, substantially all of which were earned on loans funded by us. For the three months ended September 30, 2009 and 2008, respectively, the Manager earned origination, processing and other related fees of approximately $4,873 and $7,564, respectively. In addition to fees earned by the Manager for loan modifications executed during the nine months ended September 30, 2009, fees were earned from the expiration of refundable loan fees previously collected, which were refundable to the borrower in the event of loan payoff by a specified date.
In addition, our overhead and certain operating expenses are paid by the Manager, as specified by the Operating Agreement. Such costs include payroll and direct costs associated with loan origination activities, as well as Member development and operations and other general overhead costs. Based on our estimates, during the nine and three months ended September 30, 2009 and 2008, respectively, the Manager incurred Fund-related expenses as follows:

	Nine Months		Three Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
Fund-related Expenses Paid by Manager:
Operations-related expenses	$3,018	$9,982	$423	$3,050
Origination-related expenses	1,712	5,664	240	1,731

Total	$4,730	$15,645	$663	$4,780

The reduction in expenses for the three months ended September 30, 2009 is attributable to the write-off of certain accrued expenses previously recorded.
Effective October 1, 2008, we, among other things, suspended funding of new loans (although we may finance new loans in connection with the sale of collateral under existing loans or the sale of real estate owned assets). As substantially all of our loans are originated by the Manager, the Manager’s primary revenue source has also been suspended. Further, due to the status of the United States economy and real estate and other markets, neither we nor the Manager can predict when loan originations and funding will re-commence at or near historical levels, if ever. For information regarding the Manager’s ability to continue as a going concern, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview of the Business — Going Concern.”

Changes in the Loan Portfolio Profile
As previously discussed, effective October 1, 2008, the Manager elected to suspend certain of our activities, including the identification and funding of any new loans. Accordingly, the ability of the Manager to make adjustments to our loan portfolio is significantly impaired. In addition, in an effort to preserve our collateral, the Manager has modified certain existing loans, often times by extending maturity dates, and, in the absence of generally available credit financing to repay our loans, the Manager will likely need to modify additional loans in the future or foreclose on such loans.
Average Loan Size
While we elected to suspend the identification and funding of new loans effective October 1, 2008, we funded one loan during 2009 (in the first quarter) totaling $392 in connection with the financing of a sale of certain collateral by an existing borrower to an unrelated party. No new loans were originated in the second or third quarters. In the third quarter of 2008, we originated 11 new loans with an average note balance of $8,399. At September 30, 2009, the average principal balance for performing loans was $7,944, as compared to $10,161 at December 31, 2008.
Geographic Diversification
While a large percentage of our loan portfolio is invested primarily in mortgage loans where the collateral is located in Arizona and California, we also currently have loans in New Mexico, Texas, Idaho, Minnesota, Nevada and Utah. As of September 30, 2009 and December 31, 2008, respectively, the geographic concentration of loan outstanding principal balances, net of the allowance for credit loss, by state, follows:

	September 30, 2009					December 31, 2008
	Oustanding	Allowance for	Net Carrying			Oustanding	Allowance for	Net Carrying
	Principal	Credit Loss	Amount	Percent	#	Principal	Credit Loss	Amount	Percent	#
Arizona	$290,778	$(175,887)	$114,891	53.0%	29	$294,362	$(128,499)	$165,863	52.9%	31
California	181,023	(113,678)	67,345	31.1%	20	177,255	(124,422)	52,833	16.9%	20
New Mexico	5,240	(1,182)	4,058	1.9%	2	5,240	(637)	4,603	1.5%	2
Texas	11,102	(4,493)	6,609	3.1%	3	55,825	(5,781)	50,044	16.0%	4
Idaho	49,590	(39,090)	10,500	4.9%	2	49,578	(38,458)	11,120	3.5%	2
Minnesota	—	—	—	0.0%	0	16,590	—	16,590	5.3%	1
Nevada	7,978	(2,670)	5,308	2.5%	1	7,969	(1,876)	6,093	1.9%	1
Utah	7,645	—	7,645	3.5%	1	7,035	(637)	6,398	2.0%	1

Total	$553,356	$(337,000)	$216,356	100.0%	58	$613,854	$(300,310)	$313,544	100.0%	62

The concentration of our loan portfolio in California and Arizona, which are markets in which values have been severely impacted by the decline in the real estate market, totals 84% at September 30, 2009. We have stopped funding new loans and, as a result of that and other factors, our ability to diversify our portfolio is significantly impaired.

Interest Rate Information
Our loan portfolio includes loans that carry variable and fixed interest rates. All variable interest rate loans are indexed to the Prime rate with floors. At September 30, 2009 and December 31, 2008, respectively, the Prime rate was 3.25% per annum.
At September 30, 2009, 49.9% of our portfolio consisted of variable rate loans, compared to 68.7% at December 31, 2008. The decrease in the percentage of variable rate loans in the portfolio is attributed to the modification of certain loans as fixed rate loans that were previously variable rate. The weighted average interest rate on variable rate loans was 12.87% per annum and 12.39% per annum at September 30, 2009 and December 31, 2008, respectively. The increase in the average variable rate at September 30, 2009 as compared to December 31, 2008 is attributed to the foreclosure of lower variable rate loans and the modification of certain variable rate loans to lower fixed rates. Similarly, we experienced an increase in the average spread over the Prime interest rate (Prime rate plus 9.62% at September 30, 2009 as compared to Prime rate plus 9.14% at December 31, 2008). At September 30, 2009 and December 31, 2008, respectively, all variable rate loans outstanding had an interest rate floor and no ceiling interest rates. Accordingly, if the Prime interest rate increases during the life of the loans, interest rates on substantially all these loans would adjust upward. Conversely, as the Prime interest rate decreases, the interest rates on such loans do not decline below the floor rates, which is typically the original interest rate at the time of origination. For the impact of proforma increases or decreases in the Prime rate, see the discussion of “Quantitative and Qualitative Disclosures about Market Risk” located elsewhere in this Form 10-Q.
At September 30, 2009, 50.1% of our portfolio consisted of fixed rate loans, compared with 31.3% at December 31, 2008. The increase in the percentage of fixed rate loans in the portfolio is attributed to the modification of certain loans as fixed rate loans that were previously variable rate. The average rate on fixed rate loans as of September 30, 2009 and December 31, 2008, respectively, was 10.26% and 11.71%, respectively. The reduction in rates between these periods reflects the foreclosure of certain fixed rate loans, the origination of lower yielding fixed rate loans, and loan modifications which convert variable rate loans to lower rate fixed rate loans.

While a substantial portion of our portfolio loans are in default or in non-accrual status, as of September 30, 2009 and December 31, 2008, respectively, outstanding principal balances (including non-accrual loans), net of the allowance for credit loss, summarized by the contractual loan terms for fixed and variable interest rates within selected interest rate ranges and other portfolio information, were as follows:

	September 30, 2009
	Fixed Rate		Variable Rate		Total
		Outstanding		Outstanding		Outstanding	Allowance for	Net Carrying
	#	Principal	#	Principal	#	Principal	Credit Loss	Amount	%
Current Rate:
6.00%	1	$5,890	—	$—	1	$5,890	$(1,625)	$4,265	2.0%
7.53%	1	41,886	—	—	1	41,886	(31,464)	10,422	4.8%
8.00%	3	4,961	—	—	3	4,961	(52)	4,909	2.3%
8.25%	1	55,885	—	—	1	55,885	(2,311)	53,574	24.7%
9.00%	1	1,589	—	—	1	1,589	(56)	1,533	0.7%
10.00%	3	27,871	—	—	3	27,871	(22,178)	5,693	2.6%
11.00%	1	1,465	1	1,618	2	3,083	—	3,083	1.4%
11.50%	1	1,102	4	11,328	5	12,430	(4,711)	7,719	3.6%
11.75%	1	5,759	—	—	1	5,759	—	5,759	2.7%
12.00%	7	61,403	8	53,569	15	114,972	(60,334)	54,638	25.2%
12.25%	—	—	2	56,558	2	56,558	(51,223)	5,335	2.5%
12.50%	1	1,169	6	22,441	7	23,610	(18,466)	5,144	2.4%
12.75%	1	37,958	—	—	1	37,958	(23,289)	14,669	6.8%
13.00%	3	30,307	9	54,947	12	85,254	(60,987)	24,267	11.2%
13.75%	—	—	2	6,528	2	6,528	(6,027)	501	0.2%
14.25%	—	—	1	69,122	1	69,122	(54,277)	14,845	6.9%

Total	25	$277,245	33	$276,111	58	$553,356	$(337,000)	$216,356	100.0%

% of Portfolio		50.1%		49.9%		100.0%

Weighted Average Rate		10.26%		12.87%		11.56%

Number of Loans		25		33		58

Average Principal		$11,090		$8,367		$9,541

	December 31, 2008
	Fixed Rate		Variable Rate		Total
		Outstanding		Outstanding		Outstanding	Allowance for	Net Carrying
	#	Principal	#	Principal	#	Principal	Credit Loss	Amount	%
Current Rate:
8.00%	1	$3,500	—	$—	1	$3,500	$—	$3,500	1.1%
9.00%	1	10,461	1	1,622	2	12,083	(10,175)	1,908	0.6%
10.00%	1	26,709	—	—	1	26,709	(23,226)	3,483	1.1%
11.00%	—	—	1	1,981	1	1,981	—	1,981	0.6%
11.25%	—	—	1	46,020	1	46,020	—	46,020	14.7%
11.50%	2	2,651	6	94,283	8	96,934	(15,928)	81,006	25.8%
11.75%	1	4,752	—	—	1	4,752	—	4,752	1.5%
12.00%	10	75,758	9	67,683	19	143,441	(54,499)	88,942	28.4%
12.25%	1	631	3	55,850	4	56,481	(52,775)	3,706	1.2%
12.50%	1	1,929	6	22,227	7	24,156	(18,026)	6,130	2.0%
12.75%	1	37,935	—	—	1	37,935	(25,394)	12,541	4.0%
13.00%	3	27,897	9	54,947	12	82,844	(64,831)	18,013	5.7%
13.25%	—	—	1	2,821	1	2,821	(1,675)	1,146	0.4%
13.75%	—	—	2	6,528	2	6,528	(3,781)	2,747	0.9%
14.25%	—	—	1	67,669	1	67,669	(30,000)	37,669	12.0%

Total	22	$192,223	40	$421,631	62	$613,854	$(300,310)	$313,544	100.0%

% of Portfolio		31.3%		68.7%		100.0%

Weighted Average Rate		11.71%		12.39%		12.18%

Number of Loans		22		40		62

Average Principal		$8,737		$10,541		$9,901

Concentration by Category based on Collateral’s Development Status
As of September 30, 2009 and December 31, 2008, respectively, outstanding principal balances on our portfolio loans, net of the allowance for credit loss, by development status of the underlying collateral, were as follows:

	September 30, 2009			December 31, 2008
	Amount	%	#	Amount	%	#
Pre-entitled Land:
Held for Investment	$13,834	2.5%	3	$7,178	1.2%	2
Processing Entitlements	193,087	34.9%	10	200,902	32.8%	12

	206,921	37.4%	13	208,080	34.0%	14

Entitled Land:
Held for Investment	113,117	20.4%	16	114,307	18.6%	17
Infrastructure under Construction	69,834	12.6%	5	57,908	9.4%	4
Improved and Held for Vertical Construction	46,857	8.5%	4	54,486	8.9%	5

	229,808	41.5%	25	226,701	36.9%	26

Construction & Existing Structures:
New Structure — Construction in-process	37,110	6.7%	15	43,814	7.1%	14
Existing Structure Held for Investment	23,632	4.3%	4	37,482	6.1%	5
Existing Structure — Improvements	55,885	10.1%	1	97,777	15.9%	3

	116,627	21.1%	20	179,073	29.1%	22

Total	553,356	100.0%	58	613,854	100.0%	62

Less: Allowance for Credit Loss	(337,000)			(300,310)

Net Carrying Value	$216,356			$313,544

As of September 30, 2009 and December 31, 2008, respectively, outstanding principal balances on our portfolio loans, net of the allowance for credit loss, by expected end-use of the underlying collateral, were as follows:

	September 30, 2009			December 31, 2008
	Amount	%	#	Amount	%	#

Residential	$276,417	50.0%	37	$278,644	45.4%	37
Mixed Use	183,617	33.2%	8	206,691	33.7%	11
Commercial	92,252	16.7%	12	127,449	20.8%	13
Industrial	1,070	0.1%	1	1,070	0.1%	1

Total	553,356	100.0%	58	613,854	100.0%	62

Less: Allowance for Credit Loss	(337,000)			(300,310)

Net Carrying Value	$216,356			$313,544

The Manager estimates that, as of September 30, 2009, approximately 57% of the valuation allowance is attributable to residential-related projects, 41% to mixed use projects, and the balance to commercial and industrial projects.
The concentration of loans by type of collateral and end-use is expected to remain consistent within the current portfolio. As of September 30, 2009 and December 31, 2008, respectively, the concentration of loans by type of collateral and end-use was relatively consistent over these periods. Changes in classifications are primarily a result of foreclosures of certain loans.

Borrower and Borrower Groups
Our investment guidelines provide that no single loan should exceed 10% of the total of all outstanding loans and that aggregate loans outstanding to one borrower or borrower group should not exceed 20% of the total of all outstanding loans. As of September 30, 2009, there was one borrower and one borrowing group, respectively, whose borrowings totaled $69,122 (which was in default at September 30, 2009) and $97,771, respectively, which was approximately 12.5% and 17.7%, respectively, of our total mortgage loan principal balance outstanding (although at the time of origination, the principal balance was less than 10% of the total mortgage loan principal balance outstanding). As of December 31, 2008, there was one individual borrower whose aggregated borrowings totaled $67,670, which was approximately 11% of our total mortgage loan principal balance outstanding (although at the time of origination, the principal balance was less than 10% of the total mortgage loan principal balance outstanding).
Changes in the Portfolio Profile — Scheduled Maturities
The outstanding principal balance of our mortgage investments, net of the allowance for credit loss, as of September 30, 2009 have scheduled maturity dates within the next several quarters as follows:

September 30, 2009
Quarter	Amount	Percent	#
Matured	$370,255	66.8%	36
Q4 2009	20,209	3.7%	3
Q1 2010	2,030	0.4%	3
Q3 2010	56,116	10.1%	10
Q1 2011	6,583	1.2%	3
Q1 2012	392	0.1%	1
Q3 2012	97,771	17.7%	2

Total	553,356	100.0%	58

Less: Allowance for Credit Loss	(337,000)

Net Carrying Value	$216,356

From time to time, we may extend a mortgage loan’s maturity date in the normal course of business. In this regard, we have modified certain loans in our portfolio, extending maturities in some cases to two or more years, and we expect that we will modify additional loans in the future in an effort to seek to preserve our collateral. Accordingly, repayment dates of the loans may vary from their currently scheduled maturity date. If the maturity date of a loan is not extended, we classify and report the loan as matured.
Real Estate Held for Development or Sale
Real estate held owned consists primarily of properties acquired as a result of foreclosure or purchase and is reported at the lower of carrying value or fair value, less estimated costs to sell the property. The Fund had $97,305 and $62,781 of such assets at September 30, 2009 and December 31, 2008, respectively.
During the nine months ended September 30, 2009, we acquired five real estate assets through foreclosure of the related mortgage loans with an estimated fair value of $41,169. During the year ended December 31, 2008, we took title to the underlying real estate collateral of nine loans in default with a net carrying value of approximately $55,318 at December 31, 2008. Additionally, in March 2008, we purchased certain real estate with a current carrying value of approximately $7,448, located in Arizona that is contiguous to the collateral of certain loans in our loan portfolio, in order to maintain and enhance the overall project value. All real estate held for development is located in California, Arizona, Texas or Minnesota.

During the second quarter of 2009, we implemented a plan to market and sell certain residential real estate previously held for development. At September 30, 2009, the fair value of real estate held for sale totaled $7,092. During the second quarter, we sold various individual residential units netting approximately $770 in cash proceeds.
A summary of real estate held owned by us as of September 30, 2009, by state, follows:

	Held For Development		Held For Sale
	# of	Aggregate Net	# of	Aggregate Net
State	Projects	Book Value	Projects	Book Value
California	3	$9,644		$—
Texas	3	38,774		—
Arizona	6	30,101	2	7,092
Minnesota	1	11,694		—

Total	13	$90,213	2	$7,092

Of the above balances, approximately 52% was originally projected for development of residential real estate, 24% was scheduled for mixed used real estate development, and 24% was planned for commercial use. The Manager is currently evaluating the use and liquidation options with respect to these projects. The real estate held for sale is located in Arizona and is a multifamily residential project.
The Manager has established an asset management function to manage the activities of projects acquired through foreclosure or by other means. Additionally, during the nine months ended September 30, 2009, the Manager engaged the services of an outside asset management consultant to assist us in the determination of our specific asset disposition strategy. The consultant receives $110 per month for its services. Such services include the preparation of analyses to evaluate various alternatives to determine the highest and best use for the development and ultimate liquidation of such projects. The Manager continues to evaluate various alternatives for the ultimate disposition of such investments, including partial or complete development of such properties or disposal of such properties on an as-is basis. Project development alternatives may include, either through joint venture or on a project management basis, the development of the project through entitlement, completion of various improvements or complete vertical construction. Although the Manager has been approached on an unsolicited basis by third parties expressing an interest in purchasing certain real estate owned, the Manager has not developed or adopted any formal plan to dispose of such assets to date. Accordingly, except for those assets designated for sale, no other real estate assets are reflected as held for sale.

Important Relationships Between Capital Resources and Results of Operations
Loan Loss Reserve
Historically, the net earnings available to distribute to Members was primarily generated from interest earned on mortgage loans and short-term investments, as well as default fees and other amounts collected from borrowers. If borrowers did not make timely payments of interest in a particular month, the amount distributable to Members in that month could be reduced by the amount of the delinquent payment. To mitigate the effect of such late payments by borrowers, we historically used our reserves (referred to as the “Loan Loss Reserve”) to supplement the distribution of earnings to the Members. The Loan Loss Reserves is known as retained earnings under GAAP. The entire retained earnings balance has been depleted as of September 30, 2009 and Member distributions have been suspended. As a result, the Loan Loss Reserve is no longer available for distribution.
Mortgage Loans, Participations and Loan Sales
For purposes of meeting liquidity demands, we have historically entered into the partial sale of loans through loan participation agreements with various third parties and the Manager. Origination fees (points) paid to the participants in connection with the participation transactions were paid by the Manager in accordance with the Operating Agreement. Aside from the borrowings from the Manager, which are secured by certain of our loans, no participations were issued during the nine or three months ended September 30, 2009 or 2008, respectively. Additionally, we occasionally enter into agreements to sell whole loans to third parties. During the nine months ended September 30, 2008, we were approached by a third party that offered to purchase a loan from us at 101% of its par value. Due to the nature of this transaction, it was treated as an investing activity in the consolidated statement of cash flows rather than a financing activity, which is how our typical whole loan sales are treated. While we have anticipated continuing to participate mortgage loans as liquidity needs arise, the Manager historically had not expected that loan sales would occur in the ordinary course of business. However, given the Manager’s decision to suspend certain of our activities in order to seek to prevent impairment of our capital and operations and to assist us in our efforts to meet our remaining funding commitments, certain of our portfolio loans are likely to be sold or participated in the future. While the Manager expects that any future loan participations or loan sales will also occur at or near par, due in part to current market conditions, there can be no assurance that we will be able to do so. In light of current economic conditions, it may be necessary to employ alternative structures for loan participations and they may be relatively less attractive to us.
In cases of whole loan sales or participations issued to the Manager, the transactions have been completed at par value, and the Manager has typically pledged the purchased loan to a commercial bank as collateral on its line of credit. The Manager uses the proceeds from the line of credit, together with other funds of the Manager, to execute the transactions. We have historically repurchased loans from the Manager, although we are not obligated to do so. The sales of whole loans and participations issued to the Manager are accounted for as secured borrowings, and are separately identified in our consolidated financial statements. No loans were sold to or participated with the Manager during the nine months ended September 30, 2008. However, during the nine months ended September 30, 2009, the Manager drew $6,000 under its line of credit to provide liquidity to us. This loan is collateralized by certain of our portfolio loans. The line of credit is collateralized by specific loans in our portfolio and underlying deeds of trust and a guarantee of the Manager’s Chief Executive Officer.

Distributions to Members
Historically, Members elected to either reinvest distributable monthly earnings or to have earnings distributed to them in cash. Effective October 1, 2008, we suspended the option by which Members could reinvest monthly distributions. For the nine months ended September 30, 2009 and 2008, respectively, our total net distributions to Members were $11,706 and $49,163, respectively, which translated into net distributions of $160.27 and $749.20 per weighted average membership unit over the same periods, respectively. For the three months ended September 30, 2009 and 2008, respectively, our total net distributions to Members were $0 and $16,627, respectively, which translated into net distributions of $0 and $234.84 per weighted average membership unit over the same periods, respectively. Distributions reinvested, which is a non-cash transaction, totaled $0 and $23,192 for the nine months ended September 30, 2009 and 2008, respectively, representing 0% and 47.17%, respectively, of total Member distributions. The decrease in reinvested Member distributions is attributed to our suspension of the distribution reinvestment plan effective October 1, 2009. Accordingly, until such time that the distribution reinvestment plan is reinstated, if ever, any future monthly distributions will be made in cash. During the second quarter of 2009, the Manager revised its Member distribution program and ceased further distributions to Members until we generate sufficient liquidity to enable us to cover all borrower obligations and operating costs.
Annualized Rate of Return to Members on Distributions
The annualized yield based on distributions made to Members was 2.1% and 9.9% for the nine months ended September 30, 2009 and 2008, respectively, and 0% and 9.2% for the three months ended September 30, 2009 and 2008, respectively. The year over year reduction in the annualized yield is attributable to the reduction in the deployment ratio of available capital to loans funded, an increase in the number of loans placed in non-accrual status, the change in the Prime rate over these periods (which has resulted in lower interest bearing loans), the increase in real estate held for development (which is a non-earning asset) and the suspension of Member distributions during the second quarter of 2009.
Redemptions
Effective October 1, 2008, the Manager elected to, among other actions, suspend the acceptance and payment of all redemption requests. During the nine months ended September 30, 2009 and 2008, we paid redemptions, including retained earning amounts returned on full redemptions, totaling $0 and $120,533, respectively, which, expressed as a percentage of new Member investment (including reinvestments), was 0% and 43.97%, respectively, over the same periods.
Prospective Trends
Loan Demand, Selection and Quality
As previously described, we stopped accepting any new loan requests and funding new loans. Assuming we resume our lending activities, the Manager expects to diversify our loan portfolio geographically and to concentrate on loan requests from seasoned core operators that are focused on quality projects with sufficient equity located in targeted locations. However, there can be no guarantee that we will resume lending activities, and we do not anticipate doing so for the foreseeable future.

Summary of Existing Loans in Default
At September 30, 2009, 48 loans with outstanding principal balances totaling $473,916 were in default, of which 36 with outstanding principal balances totaling $370,255 were past their respective scheduled maturity dates, and the remaining 12 loans were in default as a result of delinquency on outstanding interest payments or have been deemed non-performing based on value of the underlying collateral in relation to the respective book value of the loan. At December 31, 2008, 28 loans with outstanding principal balances totaling $226,630 were in default, of which 24 with outstanding principal balances totaling $210,198 were past their respective scheduled maturity dates, and the remaining four loans were in default as a result of delinquencies on outstanding interest payments. In light of current economic conditions and in the absence of a recovery of the credit markets, we anticipate that many, if not most, loans will not be paid at the scheduled maturity.
We have commenced foreclosure on 16 of the 48 of the portfolio loans in default. We anticipate that foreclosure action will commence on an additional six loans, and we are negotiating with the borrowers and assessing the possibility of modifications of loan terms for the remaining 26 loans in default. There are two loans in default involved in bankruptcy reorganizations. For another loan in default, we are a participating lender and the lead lender has commenced foreclosure proceedings.
At September 30, 2009, 43 loans in non-accrual status had outstanding principal balances totaling $450,568. Total contractual interest due under the loan terms for the non-accrual loans was $40,011, of which $10,174 is included in accrued interest receivable in the balance sheet, and of which $29,838 has not been recognized as income by us. The remaining five loans in default had outstanding principal balances totaling $23,347, with accrued interest due totaling $332, which is included in accrued interest receivable on our balance sheet. Excluding the loans in bankruptcy reorganization and those in default as a result of nonpayment of interest, loans in default were past their scheduled maturities between five and 692 days as of September 30, 2009.
The geographic concentration of our portfolio loans in default, net of the allowance for credit loss, at September 30, 2009, is as follows:

	Percent of						Non-Accrued
	Outstanding		Outstanding	Allowance for	Net Carrying	Accrued	Note
	Principal	#	Principal	Credit Loss	Amount	Interest	Interest	Total
Arizona	48.3%	23	$228,873	$(173,523)	$55,350	$4,136	$10,737	$70,223
Idaho	10.5%	2	49,590	(39,090)	10,500	1,948	4,490	16,938
California	36.1%	17	171,133	(113,678)	57,455	3,655	12,611	73,721
Texas	2.3%	3	11,102	(4,493)	6,609	427	849	7,885
Nevada	1.7%	1	7,978	(2,670)	5,308	319	715	6,342
New Mexico	1.1%	2	5,240	(1,182)	4,058	21	435	4,514

	100.0%	48	$473,916	$(334,636)	$139,280	$10,506	$29,837	$179,623

Of our portfolio loans in default at September 30, 2009, 55% of such loan principal balances related to residential end-use projects, 38% related to mixed-use projects, and 7% related to commercial and industrial projects.
Other than as discussed above, no loans have loan principal payments 30 days or more past due and no loans have interest payments more than 30 days past due.

Loan Portfolio Valuation Analysis
Evaluating the collectibility of a real estate loan is a matter of judgment. We evaluate our real estate loan portfolio for impairment on an individual loan basis, except for loans that are cross collateralized within the same borrowing groups. For such loans, we perform both an individual evaluation as well as a consolidated evaluation to assess our overall exposure to such loans. In addition to this analysis, we also complete an analysis of the loan portfolio as a whole to assess our exposure for loans made in various reporting periods and in terms of geographic diversity. The fact that a loan may be temporarily past due does not result in a presumption that the loan is impaired. Rather, all relevant circumstances are considered by the Manager to determine if and to the extent to which an allowance for impairment is required. During the portfolio evaluation, the Manager considers the following matters, among others:
•	an estimate of the net realizable value of the underlying collateral in relation to the outstanding mortgage balance, including accrued interest and related costs;
•	the present value of cash flows expected to be received by us;
•	the date and reliability of any valuations;
•	the financial condition of the borrower and any adverse factors that may affect its ability to pay its obligations in a timely manner;
•	prevailing economic conditions;
•	historical experience by market and in general; and
•	an evaluation of industry trends.
The Manager performs an evaluation for impairment on all of our loans in default as of the applicable measurement date. A loan is considered to be impaired when it is probable that we will be unable to collect all amounts due thereunder in accordance with the contractual terms of the applicable loan agreement. Further, in general, applicable accounting guidance requires that the impairment, if any, be measured based on the “fair value” of the collateral if the creditor determines that foreclosure is probable. In general, under applicable accounting guidance, if the loan is collateral dependent, impairment is to be measured at the balance sheet date based on the then fair value of the collateral in relation to contractual amounts due under the terms of the loan. All of our portfolio loans are deemed to be collateral dependent.
In determining fair value, the Manager has adopted applicable accounting guidance which establishes a framework for measuring fair value in accordance with GAAP, clarifies the definition of fair value within that framework, and expands disclosures about the use of fair value measurements. This accounting guidance applies whenever other accounting standards require or permit fair value measurement.

The accounting guidance establishes a fair value hierarchy that prioritizes the inputs into valuation techniques used to measure fair value. The three levels of the fair value hierarchy under this accounting guidance are as follows:

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
The accounting guidance gives the highest priority to Level 1 inputs, and gives the lowest priority to Level 3 inputs. The value of a financial instrument within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value instrument.
Fair value is a market-based measure considered from the perspective of a market participant who holds the asset or owes the liability, rather than an entity-specific measurement. Therefore, even when market assumptions are not readily available, our own assumptions attempt to reflect those that market participants would use in pricing the asset or liability at the measurement date. Further, fair value measurements are market-based measurements with an exit price notion, not entity-specific measurements. Therefore, an entity cannot disregard the information obtained from the current market simply because the entity is a “willing” seller at that price. If the best information available in the circumstances indicates that market participants would transact at a price, it does not matter whether the reporting entity is actually willing to transact at that price.
The Manager performs a valuation analysis of our loan portfolio on an annual and quarterly basis. Historically, for purposes of determining whether a valuation adjustment was required, the Manager primarily utilized a modeling technique (known as residual analysis) commonly used in our industry using Level 3 inputs and supplemented by discounting of projected cash flows. This analysis is based on the assumption that development of our collateral was the highest and best use of such property.
In the latter part of 2008 and part of 2009, the global and U.S. economies experienced a rapid decline resulting in unprecedented disruptions in the real estate, capital, credit and other markets. As a result of these factors, we recorded a valuation provision using a development/residual analysis approach, reflecting lower pricing assumptions and a significant increase in discount factors to reflect market risk.
In the fourth quarter of 2008, we engaged independent third-party valuation firms to assist with our analysis of fair value of the loan portfolio as of December 31, 2008. As a result of this analysis, and given the significant change in the economic and real estate landscape, naturally, we determined that the development approach that was historically used for virtually every collateral type was no longer the highest and best use for the majority of our collateral. Alternatively, in most cases the highest and best use was deemed to be “hold for investment” using current pricing data (i.e., Level 2 analysis) as of December 31, 2008, with several comparable sales reflecting distressed sale pricing. This determination was based on our assessment of the liquidity freeze, lack of demand for developed property, the extended development and sales period, and uncertainty relative to the pricing and cost estimates under a long-term build out scenario. This assessment resulted in a significant decline in the estimated fair values in relation to our historical residual analysis methodology.
Given recent sales activity and the on-going volatility in real estate markets, in the third quarter of 2009, we engaged independent third-party valuation firms and other consultants to assist with the Manager’s analysis of fair value of our loan portfolio as of September 30, 2009. The underlying collateral of our loans vary by stage of completion, which consists of either raw land, entitled land, partially developed, or mostly developed/completed projects (see Note 4 — Loan Classifications table). As a result of this preliminary analysis, management determined that certain assets were most appropriately valued utilizing Level 2 observable inputs based on current pricing data as of September 30, 2009 (despite the fact that in many cases comparable sales continue to reflect distressed sale pricing), while we believed other assets were more appropriately subject to a Level 3 development approach.

The following is a summary of the procedures being performed in connection with our fair value analysis, which is on-going as of November 16, 2009:
All loans in our portfolio continue to be deemed collateral dependent, and we perform our analysis of fair value of that collateral under the provisions of the applicable accounting guidance. In order to complete the fair value analysis, we are performing the following procedures for the period ended September 30, 2009 and the year ending December 31, 2009:
1.
Reviewing the status of each portfolio loan to ascertain our view of the likelihood that we will collect all amounts due under the terms of such loans at maturity based on current real estate and credit market conditions.

2.	For loans whose collection was deem to be unlikely, we are viewing the portfolio loans to ascertain how recently the latest valuation of the underlying collateral was performed.
3.	Subjecting the entire loan portfolio to independent third party valuation as of September 30, 2009.
4.
Utilizing the services of Cushman & Wakefield, a nationally recognized valuation firm, and other valuation firms to perform a valuation analysis for the selected projects using the valuation criteria under a Level 2 valuation approach. Cushman & Wakefield valued approximately 89% of the outstanding principal balance of the loan portfolio while other valuation firms valued the remaining 11%. For those valuations performed by valuation firms other than Cushman & Wakefield, we expect to utilize Cushman & Wakefield to perform a review of the valuations and reports.

5.
We understand it is customary for some independent valuation firms to use the term “market value” when valuing real property interests. We recognize that there are differences in the market value and fair value definitions, but in many instances, the results are identical. The Manager believes that it can reliably use market valuations when making decisions with respect to fair value of our assets for financial reporting purposes. Level 3 inputs for valuation are provided for market circumstances in which Level 1 and Level 2 inputs are not reliably available. From the information received from the valuation firms engaged by us, each asset, and its corresponding valuation, was individually reviewed by the Fund and the valuations were interpreted under the definition of fair value under applicable accounting guidance.

6.
Using observable and unobservable inputs available, and depending on the development status of the collateral, we are in the process of performing analyses on selected assets utilizing a Level 3 residual analysis approach to determine the projected cash proceeds expected to be received for such projects. This analysis includes estimating project development costs, projected carrying costs, such as property taxes, and estimated disposal costs. The cash flow streams will then be discounted to present value to derive fair value.

A summary of the results and key assumptions utilized by the independent valuation firms to derive fair value follows:
•
Very few of the precedent transactions that were analyzed satisfied the market value and fair value requirement that the price reflect that of an orderly transaction, rather many of the sales were made under duress or in markets in turmoil.

•
Inputs for use in Level 2 and/or Level 3 models were reported by the valuation firms to be inconsistent and reflective of a distressed market that has not yet established current “norms” for inputs into discounted cash flow or other financial models such as absorption rates and timing, unit pricing and trends, discount rate, risk adjustment processes, or the like.

•
A distinction was made between owners under duress and properties under duress. Market values are determined based on the determined highest and best use of the real property being valued. When owners are under duress, prices of transactions in which they are involved must be viewed as at least potentially subject to duress as well. The valuation firms took this distinction into account in arriving at highest and best use conclusions and selecting appropriate valuation methodologies.

•
The highest and best use for the majority of real estate collateral subject to third-party valuation was deemed to be held for investment and/or future development, rather than being subject to immediate development and/or sale. For each of these assets, a sales comparison approach using available data was used as the valuation methodology.

•
For the projects which included either unentitled or entitled land lacking any vertical or horizontal improvements, given the current distressed state of the real estate and credit markets, the development approach was deemed to be unsupportable because Level 2 market participant data were insufficient and/or Level 3 criteria was not reliably available from the valuation firm’s market research; the “highest and best use” standard in these instances required such property to be classified as “held for investment” purposes until market conditions provide observable development activity to support either a Level 2 or a Level 3 valuation model for the development of the planned site. As a result, the valuation firms used a sales comparison approach using available data to determine market value.

•
For the projects containing partially or fully developed lots, the development approach was utilized, with assumptions made for pricing trends, absorption projections, holding costs, and the relative risk given these assumptions. The assumptions used by the valuation firms were based on currently observable available market data.

•
For operating properties, the income approach, using the direct capitalization and discounted cash flow methods was used by the valuation firms. The anticipated future cash flows and a reversionary value were discounted to an opinion of net present value at a chosen yield rate. The assumptions were based on currently observable available market data.

•
For projects in which we have received a recent third party offer to buy our loan, or the borrower has received a recent third party offer to buy the related project, we utilized the offer amount in cases in which the offer exceeded the valuation conclusion reached by the independent valuation firms.

For projects other than those where the Manager relied primarily on the work of independent valuation firms, the Manager supplemented its analysis utilizing a risk-adjusted cash flow model commonly used in our industry based on certain assumptions and Level 3 inputs to determine fair value, which presumes a development approach as highest and best use for such projects. To evaluate the collateral relating to these projects, the Manager performed different procedures depending on the stage of the collateral, which are described below, along with a summary of key assumptions utilized in our evaluations of fair value, as follows:
•
For collateral to be developed, the initial unit sales price utilized was based on local market, comparable prices from non-distressed pricing from prior periods utilizing observable and unobservable data points, generally discounted by 20% or more. In general, management assumed a price escalation utilizing the low end of a historical 3-year average look back for the last 10 years. We considered this a fair exchange price in an orderly transaction between market participants to sell the asset, assuming its highest and best use as determined by management, in the principal or most advantageous market for the asset.

•
For collateral to be developed, the development costs, operating and selling cost assumptions we made were based on observable and unobservable cost estimates obtained from a cross section of industry experts and market participants.

•
For collateral consisting of partially complete or finished lots, development costs, operating and selling cost assumptions were based on observable and unobservable cost estimates obtained from a cross section of industry experts and market participants.

•
For collateral whose development is complete or nearly complete which are expected to be leased initially to allow for stabilization of market prices before being sold, we utilized operating revenue and costs for comparable projects using current operating data obtained by us.

•
Based on the resulting net cash flows derived from the utilization of the above assumptions, the Manager applied risk-adjusted annual discount rates ranging from 20% to 25% to the net cash flows, depending on the projected build-out term, the project type, the location and assumed project risk.

•
Assets acquired through foreclosure are subject to different accounting guidance which requires us to account for these real estate assets received in satisfaction of the related receivable by writing them down to estimated fair value as of the date of foreclosure. An impairment charge is recorded when circumstances indicate that the carrying amount of the property is greater than the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the property.

All of our mortgage investments are measured at fair value using either Level 2 or Level 3 inputs. The Manager continues to evaluate the appropriate valuation methodology applicable to each asset.
Based on the results of our evaluation and analysis to date, we recorded a valuation provision charge of $90,000 and $42,430 for the nine and three months ended September 30, 2009 and 2008, respectively. These valuation provision charges also include $8,000 and $1,300 for 2009 and 2008, respectively, relating to the impairment of real estate owned deemed to be other than temporary. The valuation charge is reflective of the continued deterioration of the real estate markets and the sustained distressed sales pricing of residential real estate in recent months combined with the downturn in the commercial real estate markets.
While the above results reflect our preliminary assessment of fair value as of September 30, 2009 based on currently available data and analysis completed to date, we expect the Manager to evaluate the loan portfolio in the fourth quarter of 2009 to determine the adequacy and appropriateness of the allowance for credit loss and to update our loan-to-value ratios. Depending on market conditions, such updates may yield materially different values and may potentially increase or decrease the valuation allowance.

As of September 30, 2009 and December 31, 2008, respectively, the allowance for credit loss totaled $337,000 and $300,310, respectively, representing 60.9% and 48.9%, respectively, of the total loan portfolio principal balances. With the existing allowance recorded as of September 30, 2009, We believe that as of that date, the fair value of the underlying collateral of our loan portfolio is sufficient to protect us against any loss of the net carrying value of loan principal or accrued interest, and that no additional allowance for credit loss is necessary at this time.
A rollforward of the allowance for credit loss as of September 30, 2009 follows:

2009
Balance at beginning of year	$300,310

Valuation charge for current fair value	82,000

Transferred to other accounts	(45,310)

Balance at end of period	$337,000

Trends in Interest Income and Effective Portfolio Yield
At September 30, 2009 and December 31, 2008, respectively, our loan portfolio had a weighted average note rate of 11.56% per annum and 12.18% per annum, respectively. For the income on these yields to be fully realized, all loans must be “performing” and accrued interest income must be deemed to be collectible. At September 30, 2009 and December 31, 2008, accrued interest income totaled $11,040 and $10,453, respectively, and note rate interest earned but not accrued totaled approximately $39,972 and $7,793, respectively. Based on the Manager’s assessment of our portfolio and current defaults, the Manager anticipates that additional loans will be placed in non-accrual status over the next several quarters resulting in the deferral (but not necessarily impairment) of corresponding amounts of interest income, default interest and fees. Moreover, the Manager has modified certain loans in our portfolio, the result of which has resulted in an extended term of maturity on such loans of two years or longer and, in some cases, has required us to accept an interest rate reflective of current market rates, which are lower than in prior periods. Accordingly, the Manager believes that net interest income, as a percent of the total portfolio (the combined total of both accrual and non-accrual loans), will decline, thereby further reducing monthly earnings and the resulting yields to our Members. While the Manager believes much of the deferred amounts may be ultimately realized, we cannot provide any assurance that any deferred amounts (including non-accrual interest, default interest or fees) will be realized or that future yields will approximate current or historical yields.
Interest Earning Assets Deployment Ratio
Our interest income and net earnings for any period is a function of multiple factors, the most significant of which are the current principal balances outstanding, the current weighted average yield on the loan portfolio, the amount of non-earning assets held and the ratio of earning assets deployed between our loan portfolio and existing cash (money market) accounts, referred to as interest earning asset “deployment ratio.”

We historically targeted a deployment ratio of 95%-97% of available capital in loans with the remaining funds to be held as working capital/liquidity balances in money market or investment accounts. While our target was generally to have a minimum 95% of our earning assets invested in loans, the actual deployment ratio is a function of multiple factors including:
•	pending fundings of loans that have completed the underwriting process;
•	anticipated loan fundings;
•	average size of loans in the underwriting process;
•	expected loan reductions or payoffs;
•	pending Member redemptions;
•	direct expenses, and
•	other anticipated liquidity needs.
Accordingly, depending on the average ratio of earning assets deployed as loans versus balances in money market accounts, our earnings for a given period will vary significantly. While the Manager’s intent is to continue to manage to a minimum 95% deployment ratio, it is likely that average deployment will be less than this targeted level given the increasing level of defaults and foreclosures.
Leverage to Enhance Portfolio Yields
We have not historically employed leverage to enhance our portfolio’s current yield. However, the Manager may deem it beneficial, if not necessary, to employ leverage for us in the future. In February 2008, we secured a $10,000 loan, of which only $8,000 was drawn. This loan was repaid in the second quarter of 2008 and there is no outstanding principal balance at December 31, 2008.
Additionally, during the nine months ended September 30, 2009, the Manager drew $6,000 under its line of credit with a bank to provide liquidity for us. The loan is secured by certain of our portfolio loans. During the nine months ended September 30, 2009, we repaid principal of $3,480 under this loan commensurate with principal paydowns received from related borrowers, resulting in a balance at September 30, 2009 of $2,520. The line of credit is collateralized by specific portfolio loans and underlying deeds of trust and a guarantee of the Manager’s Chief Executive Officer.
Off-Balance Sheet Arrangements
For certain loans, upon their initial funding, a reserve for future interest payments is deposited into a controlled disbursement account in the name of the borrower for our benefit. These accounts, which are held in the name of the borrowers, are not included in the accompanying balance sheets. We do not have any other off-balance sheet arrangements.
Contractual Obligations
The financial obligations to the Manager under the Operating Agreement, as described elsewhere in this Form 10-Q, and funding commitments to borrowers, as of September 30, 2009, reflect our contractual obligations as of such date. Additionally, during the quarter ended September 30, 2009, the Manager engaged the services of an outside consulting firm to assist with general portfolio oversight and to assist in the determination of the specific asset disposition strategy. Additionally, the Manager engaged a consultant to assist in the identification of financing and capital raising alternatives. Collectively, these consultants receive $130 per month for their services and the contract is cancelable by either party with 60 day written notice. All of our lending commitments as of September 30, 2009 are expected to be funded within one year. Aside from these, we have no other contractual obligations at September 30, 2009. See “Liquidity and Capital Resources” for additional information.

Liquidity and Capital Resources
Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. Due to unprecedented dislocations in the real estate and capital markets, we have incurred a significant reduction in loan payoffs from borrowers and an increase in delinquencies, non-performing loans and real estate owned, resulting in a substantial reduction of cash flows. The Manager has taken a number of measures to seek to provide liquidity to us, including, among other things, engaging in efforts to sell whole loans and participate interests in certain loans in our portfolio, and to liquidate certain real estate. However, the dislocations and uncertainty in the economy, and real estate, credit, and other markets have created an extremely challenging environment that will likely continue for the foreseeable future, and there can be no guarantee that we will have sufficient liquidity to continue as a going concern.
For additional information regarding the requirements for and sources of liquidity, please refer to the discussion above and our previously filed Form 10-K. Except as discussed below, there have been no material changes in these requirements or sources since December 31, 2008.
Requirements for Liquidity
Loan Fundings
At September 30, 2009, two of our borrowers have remaining funded or unfunded interest reserves, and 56 of our borrowers are scheduled to pay interest from other sources or have depleted any available interest reserves. On certain loans, upon their initial funding, the reserve for future interest payments is deposited into a controlled disbursement account in the name of the borrower for our benefit. These accounts, which are held in the name of the borrowers, are not included in the accompanying balance sheets.
Estimated future commitments for construction or development costs, and for interest, are recorded on the consolidated balance sheets as an Undisbursed Portion of Loans-in-process and Interest Reserves, which are deducted from Mortgage Loan Note Obligations. As of September 30, 2009 and December 31, 2008, undisbursed loans-in-process and interest reserves balances were as follows:

	September 30, 2009			December 31, 2008
	Loans Held	Loans Held		Loans Held	Loans Held
	to Maturity	for Sale	Total	to Maturity	for Sale	Total
Undispersed Loans-in-process per Note Agreement	$50,483	$2,672	$53,155	$66,035	$32,633	$98,668
Less: amounts not to be funded	(46,408)	—	(46,408)	(39,461)	(13,767)	(53,228)

Undispersed Loans-in-process per Financial Statements	$4,075	$2,672	$6,747	$26,574	$18,866	$45,440

The contractual amount of unfunded loans in process and interest reserves totaled $53,155 and $98,668 at September 30, 2009 and December 31, 2008, respectively. The decrease in this balance is due to funding of existing construction loan commitments in the first nine months of 2009 or foreclosure of the related collateral. While the contractual amount of unfunded loans in process and interest reserves total $53,155 at September 30, 2009, the Manager estimates that it will fund no more than $6,747. The difference of $46,408 is not expected to be funded and relates to loans that are in default, loans that have been modified to lower the funding amount, and loans whose funding is contingent on various project milestones, many that have not been met to date and are not expected to be met given current economic conditions. Accordingly, these amounts are not reflected as funding obligations in the accompanying consolidated balance sheets.

While the Manager may choose to modify loan terms with current borrowers and to commit additional funds, if deemed appropriate by the Manager, we have not executed any “Commitment to Fund” letters for new loans as of September 30, 2009.
Maintenance and Development Costs for Real Estate Owned
We require liquidity to pay costs and fees to preserve and protect the real estate we own. Real estate held for development or sale consists primarily of properties acquired as a result of foreclosure or purchase and is reported at the lower of carrying value or fair value, less estimated costs to sell the property. At September 30, 2009 and December 31, 2008, our real estate owned was comprised of 15 properties and 10 properties, respectively, acquired through foreclosure or purchase, with a carrying value of $97,305 ($90,213 held for development and $7,092 held for sale) and $62,781, respectively. Costs related to the development or improvement of the assets are capitalized and costs relating to holding the assets are charged to expense. Cash outlays for capitalized development costs totaled $2,356 during the nine months ended September 30, 2009. In addition, costs related to holding and maintaining such properties, which were expensed and included in operating expenses for real estate owned in the accompanying consolidated statement of operations, totaled approximately $2,817 (including $1,757 in property taxes due for foreclosed properties) and $62 during the nine month periods ended September 30, 2009 and 2008, respectively, and $1,477 and $62 for the three months ended September 30, 2009 and 2008, respectively. The nature and extent of future costs for such properties depends on the level of development undertaken, the number of additional foreclosures and other factors.
Our policies with respect to, and the reasoning behind the need for, liquidity to satisfy management fees and loan enforcement costs, interest expense, distributions to Members and for Member Redemptions, have not changed in any material respect since our previously filed Form 10-K. For updated information regarding our requirements for these purposes, please see the discussion above.
Sources of Liquidity
Loan Payments
The repayment of a loan at maturity creates liquidity. In the case of an extension, the Manager typically charges the borrower a fee for re-evaluating the loan and processing the extension. Borrowers do not customarily pay this fee out of their own funds, but instead usually pay the fee out of available unfunded loan proceeds, or by negotiating an increase in the loan amount sufficient to pay the fee. However, to the extent that we extend a loan, we do not generate liquidity because the Manager, and not us, receives the extension fee, if any. During the nine months ended September 30, 2009, we received loan principal payments totaling $6,664. Excluding loan balances past scheduled maturity, we hold loans in our portfolio with scheduled maturities in the fourth quarter of 2009 and first quarter of 2010 totaling $22,239. However, due to the state of the economy and the compressed nature of the real estate, credit and other markets, loan defaults have continued to rise and are expected to rise further and there can be no assurance that any part of these loans will be repaid, or when they will be repaid.
See the discussion above in Results of Operations for the Nine and Three Months Ended September 30, 2009 and 2008 for information regarding interest income.

Disposition of Real Estate Owned
The sale of real estate owned creates liquidity for us. During the nine months ended September 30, 2009, we received proceeds totaling $770 from the sale of real estate. As development of certain real estate projects is completed, we anticipate that proceeds from the disposition of real estate will increase in the future. However, there can be no assurance that such real estate will be sold at a price in excess of the current book value of such real estate.
Supplemental Liquidity
In addition to the customary liquidity elements discussed above, we continue to seek additional sources to create liquidity should the need arise. In addition to us having approximately $2,463 in cash on hand at September 30, 2009, the Manager also has $5,200 in bank lines of credit available to monetize our loans, which was reduced to $2,520 subsequent to September 30, 2009. Accordingly, we have no current availability under this line of credit. During the nine months ended September 30, 2009, the Manager drew $6,000 under its line of credit with a bank to provide liquidity to us, of which $3,480 has been repaid. Additionally, we may create liquidity from the sale of real estate owned, whole loans or loan participations.
Cash Flows
Cash provided by operating activities was $13,546 and $36,294 for the nine months ended September 30, 2009 and 2008, respectively. Cash provided by operating activities includes the cash generated from interest and other mortgage income from the Fund’s loan portfolio, offset by amounts paid for management fees to the Manager and interest paid on participated loans, to the Manager for short-term borrowings, and to banks for notes payable. The decrease in the year over year amount is attributed to the decrease in the income-earning balance of our loan portfolio and resulting mortgage income.
Net cash used by investing activities was $20,749 and $163,152 for the nine months ended September 30, 2009 and 2008, respectively. The decrease in net cash used by investing activities was attributable to a decrease in the number and amount of mortgage loan fundings ($25,827 and $220,905 during the nine months ended September 30, 2009 and 2008, respectively), coupled with a decrease in loan paydowns during the same periods ($6,664 and $34,544 during the nine months ended September 30, 2009 and 2008, respectively). Moreover, we decreased the amount expended on real estate held for development ($2,356 and $8,116 during the nine months ended September 30, 2009 and 2008, respectively). In addition, we generated $31,325 in proceeds from the sale of a whole loan in 2008 as compared to none in 2009. Moreover, we collected $770 from the sale of real estate.

Net cash used by financing activities was $14,149 for the nine months ended September 30, 2009 as compared to net cash provided by financing activities of $111,020 for the same period in 2008. The primary reason for the decrease in cash from financing activities is the suspension of certain of our activities, including the acceptance of member capital and payment of redemptions. Proceeds from the sale of Member units totaled $250,941 during the nine months ended September 30, 2008 as compared to none in 2009. Additionally, Member redemptions totaled $113,206 for the nine months ended September 30, 2008 as compared to none in 2009. Member distributions also decreased during the reporting period ($16,669 and $23,324 during the nine months ended September 30, 2009 and 2008, respectively) as a result of the Fund’s suspension of the distribution reinvestment plan. Also, we generated proceeds from borrowings of $6,000 and $8,000 for the nine months ended September 30, 2009 and 2008, respectively, and repaid $3,480 and $8,000 during the same periods, respectively.
Critical Accounting Policies
Our critical accounting policies are disclosed in our previously filed Annual Report on Form 10-K for the fiscal year ended December 31, 2008. During the nine months ended September 30, 2009, there have been no significant changes in our critical accounting policies.
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
As a result of the economic decline and market disruptions, we believe there are severe restrictions on the availability of financing in general and concerns about the potential impact on credit availability, liquidity, interest rates and changes in the yield curve. While we have been able to meet all of our liquidity needs to date, there are still concerns about the availability of financing generally, and specifically about the availability of take-out financing for our borrowers. This will likely result in increased defaults, non-accrual loans and foreclosures, which will impact our short-term mortgage income recognition. Further, the timing and amount received from the ultimate liquidation of such assets cannot be determined given the current state of the U.S. and worldwide financial and real estate markets.
Our assets consist primarily of investments in short-term commercial mortgage investments, real estate held for development, interest and other receivables and cash and cash equivalents. The principal balance on our aggregate investment in mortgage loans was $553,356 and $613,854 at September 30, 2009 and December 31, 2008, respectively (before the $337,000 and $300,310 allowance for credit loss, respectively). Our loans historically have had original maturities between six and 18 months. However, with the general lack of take out financing available to our borrowers, the Manager has modified certain loans to extend the maturity dates to two years or longer. At September 30, 2009, the weighted average remaining scheduled term of our outstanding loans was 23.7 months (excluding loans past their scheduled maturity at September 30, 2009), with 50.1% of the total portfolio at fixed interest rates and 49.9% of the total portfolio at variable interest rates. The interest rates on these loans may be fixed, or may vary with the Prime interest rate, generally subject to a minimum rate floor. At September 30, 2009, the weighted average rate on our fixed rate portfolio was 10.26% per annum, and was 12.87% per annum on our variable rate portfolio tied to the Prime interest rate. The weighted average interest rate on the aggregate portfolio was 11.56% per annum at September 30, 2009.
Historically, due to the short-term maturities of our loans, our status, and the existence of interest rate floors on our variable rate loans, market fluctuations in interest rates generally had not affected the fair value of our investment in the loans. However, given the significant decline in the fair value of the underlying real estate collateral securing our loans and the lack of available take-out financing, we have experienced a significant increase in loans in default and loans placed in non-accrual status that has adversely affected our operating results and are expected to continue to do so in the future. At September 30, 2009 and December 31, 2008, respectively, the percentage of our portfolio principal in default status was 85.6% and 36.9%, respectively, and the percentage of our portfolio principal in non-accrual status was 81.4% and 15.6%, respectively.

Significant and sustained changes in interest rates could also affect our operating results. If interest rates decline significantly, some of the borrowers could prepay their loans with the proceeds of a refinancing at lower interest rates. Assuming such loans could not be replaced by us with loans at interest rates similar to those which were prepaid (which, given our current status of not funding loans, is likely the case), such prepayments would reduce our earnings and funds available for distribution to Members. On the other hand, a significant increase in market interest rates could result in a slowdown in real estate development activity, which could reduce the demand for our real estate loans and the collateral securing such loans. Due to the complex relationship between interest rates, real estate investment and refinancing possibilities, we are not able to quantify the potential impact on our operating results of a material change in our operating environment other than interest rates. However, assuming our September 30, 2009 portfolio remained unchanged for one year, a 100 basis point increase or decrease in the prime interest rate would cause our portfolio yield to remain unchanged at 11.56% per annum. The result is due to the interest rate floor contained in our variable rate loans and current Prime rate. The following table presents the impact on annual interest income, assuming all loans were performing, based on changes in the prime rate:

	September 30, 2009 Portfolio Information
	Fixed Rate	Variable Rate	Total
Outstanding Balance	$277,245	$276,111	$553,356
Current Weighted Average Yield	10.26%	12.87%	11.56%

Annualized Interest Income	$28,439	$35,533	$63,972

	Change in Annual Interest Income			Pro-forma	Change
	Fixed Rate	Variable Rate	Total	Yield	In Yield
Increase in Prime Rate:
0.5% or 50 basis points	$—	$—	$—	11.56%	0.00%
1.0% or 100 basis points	$—	$—	$—	11.56%	0.00%
2.0% or 200 basis points	$—	$41	$41	11.57%	0.01%

Decrease in Prime Rate:
0.5% or 50 basis points	$—	$—	$—	11.56%	0.00%
1.0% or 100 basis points	$—	$—	$—	11.56%	0.00%
2.0% or 200 basis points	$—	$—	$—	11.56%	0.00%
The following table contains information about our mortgage loan principal balances as of September 30, 2009, presented separately for fixed and variable rates and the calendar quarters in which such mortgage investments mature.

	Matured	Q4 2009	Q1 2010	Q3 2010	Q1 2011	Q1 2012	Q3 2012	Total
Loan Rates:
Variable	$212,740	$6,806	$—	$54,947	$1,618	$—	$—	$276,111
Fixed	157,515	13,403	2,030	1,169	4,965	392	97,771	277,245

	$370,255	$20,209	$2,030	$56,116	$6,583	$392	$97,771	$553,356

Less: Allowance for Credit Loss								(337,000)

Net Carrying Value								$216,356

As of September 30, 2009, we had cash and cash equivalents totaling $2,463 (or 0.6% of total assets), all of which were held in bank accounts or highly liquid money market accounts or short-term certificates of deposit. We have historically targeted 3%-5% of the principal balance of our outstanding portfolio loans to be held in such accounts as a working capital reserve. However, our actual deployment may vary depending on the timing and amount of investor capital raised and the timing and amount of loans identified and funded. We believe that these financial assets do not give rise to significant interest rate risk due to their short-term nature.

Item 4T.	Controls and Procedures.
Controls and Procedures
The Manager, on our behalf, has conducted an evaluation, with the participation of the Chief Executive Officer and Chief Financial Officer of the Manager, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Form 10-Q.
Based on this evaluation, the Chief Executive Officer and Chief Financial Officer of the Manager have concluded that our disclosure controls and procedures were effective as of the period ended September 30, 2009 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to management of the Manager, including the principal executive officer and principal financial officer of the Manager, as appropriate to allow timely decisions regarding required disclosure.
Changes to Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our fiscal quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our evaluation of the effectiveness of our internal control over financial reporting.
In designing and evaluating our disclosure controls and procedures and internal control over financial reporting, management of the Manager recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management of the Manager necessarily is required to apply its judgment in designing and evaluating the controls and procedures. The Manager, on our behalf, regularly reviews and documents our disclosure controls and procedures, and is in the process of refining our internal control over financial reporting, and may from time to time make appropriate changes aimed at enhancing their effectiveness and ensure that our systems evolve with our business.
PART II
OTHER INFORMATION

Item 1.	Legal Proceedings.
The Manager and its affiliates are subject to oversight by various state and federal regulatory authorities, including, but not limited to, the ACC, the Arizona Department of Revenue, the Arizona Department of Financial Institutions (Banking), the SEC and the Internal Revenue Service (“IRS”).
In December 2004, and pursuant to several supplemental requests thereafter, the ACC requested certain information pertaining to the operations of us and the Manager, and the Manager responded to the requests made by the ACC. Between 2005 to July 2009, the ACC did not have any contact with us or the Manager. In July 2009, the ACC requested, from the Manager, information concerning certain affiliates of the Manager. The Manager has provided testimony and documentation in respone to this request, however, the Manager has not been informed of the specific nature or substance of the inquiry.

The Manager believes that the Manager and its affiliates have been, and currently are in, material compliance with laws and regulations that govern its operations and those of the Fund, and that the Manager and the Fund are and have been in material compliance with the Operating Agreement. However, there can be no assurance that the ACC or others will not assert otherwise, that the ACC will not seek to impose fines, limitations or prohibitions relating to the Manager’s or its affiliates’ business activities, or other remedies, any of which could harm our operations. Further, even if that is not the case, the Manager or its affiliates, including us, may incur significant legal and other defense costs in respect of this matter.
We are party to litigation in the ordinary course of business in connection with portfolio loans that go into default or for other reasons. While various asserted and unasserted claims exist, the resolution of these matters cannot be predicted with certainty, and the Manager believes, based upon currently available information, that the final outcome of such matters will not have a material adverse effect, if any, on the Fund’s results of operations or financial condition.
Following the suspension of certain of our activities, including the suspension of Member redemptions, certain Members have requested that their redemption requests be honored due to financial hardships or other reasons. In each instance, we have responded that we will not grant such requests and is treating all Members uniformally. While neither the Manager nor we have been served with any lawsuits from Members, certain Members have filed grievances with the SEC and possibly other regulatory agencies related to the Manager’s administration of the Fund.

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
We are in the business of investing in mortgage investments and, as such, we risk defaults by borrowers. Any failure of a borrower to repay loans or to pay interest on loans will reduce our revenue and distributions to Members, if any, and potentially the value of the units and Members’ interest in us as a whole. At September 30, 2009, 48 loans with principal balances totaling $473,916 were in default, and we had commenced foreclosure proceedings on 16 of the 48 related loans. It is anticipated that foreclosure action will commence on an additional six loans, and we are negotiating with the borrowers and assessing the possibility of modifications of loan terms for the remaining 26 loans in default. In addition, during the nine months ended September 30, 2009, we took title to the underlying real estate collateral of five loans in default with a carrying value of approximately $48,922. In our judgment, the estimated net realizable value of such properties exceeds the carrying value of our investment in the properties at September 30, 2009.
However, economic, market, environmental and political conditions may affect our plans for development and marketing of such properties. In addition, the implementation of such plans could be affected by the availability of financing for development and construction activities, if such financing is required. Accordingly, the ultimate realization of the fair values of the Fund’s real estate properties are dependent upon future economic and market conditions, the availability of financing, and the resolution of political, environmental and other related issues, many of which are beyond the direct control of management.

Our business is subject to regulation by several government agencies and a disciplinary or civil action that occurs as a result of an actual or alleged violation of any rules or regulations to which we are subject could have a material adverse effect on our business.
The Manager and its affiliates are subject to extensive regulation and oversight by various state and federal regulatory authorities, including, but not limited to, the ACC, the Arizona Department of Revenue, the Arizona Department of Financial Institutions (Banking), the SEC and the Internal Revenue Service. Many of these authorities have generally increased their scrutiny of the entities they regulate following recent events in the homebuilding and capital markets. We and the Manager are also subject to various federal and state securities laws regulating the issuance and sale of securities. Should we or the Manager not adhere to these and other laws and regulations which apply to us, we could face potential disciplinary or other civil action that could have a material adverse effect on our business. Among other consequences, if we are found to have violated such laws or regulations, we may be required to make a rescission offer for our units, which will require us to return capital contributions, plus interest, to our Members, which could have a material adverse effect on our liquidity.
In December 2004, and pursuant to several supplemental requests thereafter, the ACC requested certain information pertaining to the operations of us and the Manager, and the Manager responded to the requests made by the ACC. Between 2005 to July 2009, the ACC did not have any contact with us or the Manager. In July 2009, the ACC requested, from the Manager, information concerning certain affiliates of the Manager. The Manager has provided testimony and documentation in respone to this request, however, the Manager has not been informed of the specific nature or substance of the inquiry.
In addition, following the suspension of certain of our activities, including the suspension of Member redemptions, certain Members have requested that their redemption requests be honored due to financial hardships or other reasons. In each instance, we have responded that we will not grant such requests and will treat all Members uniformally. While neither we nor the Manager have been served with any lawsuits from Members, certain Members have filed grievances with the SEC and possibly other regulatory agencies related to the Manager’s administration of us, and we are unable to predict the outcome of any such grievances.
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
As described elsewhere in this report and other public filings, the Manager, on behalf of us, has taken various actions to seek to manage us through the recession, including, among other things, marketing whole loans for sale, seeking to participate interests in other loans, and disposing of real estate owned that was acquired upon foreclosure. The Manager is also continuously evaluating other options for us. Many of the challenges being faced by us are beyond the control of the Manager, including a lack of adequate lender credit availability in the marketplace, the general illiquidity in financial markets here and abroad, and the decline, significant at times, in real estate prices and the prices of real-estate related assets. There can be no assurance that these or other actions will be successful, in part or at all, and a failure of any one or more of these actions could have a material adverse effect on us.

Our Manager may, but is not required to, pay for the Fund’s expenses and the Fund could experience a material adverse effect if it is required to pay such expenses.
The Operating Agreement provides that the Manager may, but is not required to, pay for overhead or operating expenses of the Fund, including costs associated with loan origination, Member development and operations, and other general overhead costs. The Manager has historically paid such expenses but, as a result of its lack of liquidity and loss of revenue-generating activities, the responsibility to pay for several costs has been transferred to us. These expenses include various professional fees for consulting services, valuation services, legal and accounting services relative to public reporting related expenses. These costs are material and are expected to adversely affect our cash flow and liquidity, which could reduce the Members’ return on their investment in us. Additionally, we are required to pay direct expenses or costs, which presently include management fees paid to the Manager; expenses or costs related to defaulted loans, foreclosure activities, and property acquired through foreclosure; and interest expense paid on loans that we have sold or participated. As defaults and foreclosures have increased, the costs related to these activities have also significantly increased and are expected to continue to increase.
Any borrowing by us will increase risk and may reduce the amount we have available to distribute to Members.
We anticipate that we may borrow funds to generate additional liquidity for the Fund to enable us to pay operating expenses, costs relative to the ownership of real estate owned, and obligations under our loans to borrowers. During the nine months ended September 30, 2009, we borrowed funds from the Manager in the amount of $6,000, secured by certain of our portfolio loans, for such purposes and it is likely that additional borrowings may be necessary. Any such borrowings will require us to carefully manage our cost of funds and no assurance can be given that we will be successful in this effort. If we are unable to repay any such indebtedness or make interest payments on any loans, our lenders would likely declare us in default and could require that we repay all amounts owing under our loan facilities. Even if we are repaying the indebtedness in a timely manner, interest payments owing on the borrowed funds may reduce our income and the distributions our Members receive.
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
Prior to suspending the acceptance of additional capital, we offered and sold our units in reliance upon an exemption from the registration requirements of the Securities Act provided by Rule 506 of Regulation D under the Securities Act, which is a safe harbor under Section 4(2) of the Securities Act relating to sales not involving any public offering. We offered the units through the Manager and its executive officers, none of whom receive any direct compensation or remuneration for such sales, and through a network of licensed broker-dealers and their respective registered representatives. The securities were offered and sold only to “accredited investors” within the meaning of Rule 501 of Regulation D under the Securities Act and without the use of any advertising or general solicitation. Any sales commissions or other forms of remuneration paid to broker-dealers or their respective registered representatives in connection with the sale of units are paid by the Manager. Generally, broker-dealer selling agreements provide for a 2% selling commission and a 25 basis point trailing commission, which is an annual commission paid on the balance of units sold by a broker-dealer or its registered representatives that are outstanding at each anniversary of the initial issuance of the units. All proceeds from the sale of units were used to fund the making of short-term commercial mortgage loans and for working capital. As discussed elsewhere in this Form 10-Q, we stopped accepting Members capital and permitting Members to reinvest distributions effective October 1, 2008. Accordingly, there were no sales of Member units during the quarter ended September 30, 2009. For information regarding sales of units that were made prior to October 1, 2008, see the reports we have previously filed with the SEC.

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

Date: November 18, 2009	IMH SECURED LOAN FUND, LLC
	By:	Investors Mortgage Holdings, Inc.
	Its:	Manager

	By:	/s/ Steven Darak
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