Form 10-K
period 2009-12-31
IMH Secured Loan Fund, LLC
filed 2010-04-15
CIK 1397403

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark one)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from: _____________________to _____________________

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to post such files).  Yes ☐     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☑	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐  No ☑

No established public market exists for the registrant’s units.

The registrant had 73,038 limited liability company units outstanding as of April 15, 2010.

DOCUMENTS INCORPORATED BY REFERENCE
NONE

IMH Secured Loan Fund, LLC
2009 Form 10-K Annual Report

PRELIMINARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Form 10-K”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  The forward-looking statements included in this Form 10-K include statements concerning our plans, objectives, goals, strategies, future events, future performance, business trends and other information that is not historical information.  When used in this Form 10-K, the words “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes,” “forecasts,” “assumes,” “may,” “should,” “will” and variations of such words or similar expressions are intended to identify forward-looking statements.  All forward-looking statements, including, without limitation, the matters discussed under the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are based upon our current expectations, beliefs, projections and assumptions.  Our expectations, beliefs, projections and assumptions are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that our financial condition or results of operations will meet the expectations set forth in our forward-looking statements.

The forward-looking statements that we make in this Form 10-K are subject to a variety of risks, uncertainties and other factors that could cause actual results to differ materially from such forward-looking statements.  Some of the important factors that could cause our actual results to differ from those projected in any forward-looking statements include, but are not limited to, the following factors, which are discussed in greater detail in the “Risk Factors” section of this Form 10-K:

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

•
As allowed by the limited liability company operating agreement (the “Operating Agreement”) of the Fund, effective October 1, 2008, Investors Mortgage Holdings, Inc. (the “Manager”) elected to suspend certain activities of the Fund, including the acceptance of any additional investments in the Fund, the payment of redemptions requests, the acceptance of new redemption requests, and the identification and funding of new loans (excluding financing of new loans in connection with the sale of collateral under existing loans or the sale of real estate owned assets).  This election was made in order to preserve the Fund’s capital and to stabilize the Fund’s operating activities and liquid assets in order to meet future obligations, including those pursuant to the Fund’s loan commitments.  There can be no assurance that the activities of the Fund will resume in the foreseeable future, if ever.

•
If the Fund’s liquidity continues to dissipate and the Fund is unable to meet its obligations, the Fund may be forced to sell certain assets owned by the Fund for a price at or below their current carrying value, which could result in an additional loss.

•
Our units lack liquidity and marketability and our unitholders (“members”) cannot sell their units or have their units redeemed.  As a result, our members may lose their entire investment or may not be able to sell their units or have them redeemed in a timely manner, or at all, or at the price they paid.

•
We are subject to risks generally associated with the ownership of real estate-related assets, including changing economic conditions, environmental risks, unforeseen statutory and regulatory changes, the cost of and ability to obtain insurance and risks related to developing, maintaining and leasing of properties.

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

•
Our loans, which are not guaranteed by any government agency, are risky and are not sold on any secondary market, and the underwriting standards that we have utilized may not have been sufficient to protect members from loan defaults or ensure that sufficient collateral, including collateral pledged by guarantors, will exist to protect members from any such defaults.

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

•
Real estate assets acquired through foreclosure or through other means are generally non-earning assets that reduce the distributable yield to investors, if any.  Moreover, the ultimate disposition and liquidation of such assets may not occur for an extended period of time, which would adversely affect our liquidity.

•
We rely exclusively on the Manager to manage our investments and conduct our operations.  Our members have no right to participate in decisions relating to the activities of the Manager or, in general, the Fund.

•	We are obligated to pay certain fees to the Manager, which may materially and adversely impact our operating results and reduce cash available for other purposes.

•
The Manager faces conflicts of interest, including, without limitation, competing demands upon its time and its involvement with other activities, all of which could have a material adverse effect on us.

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

Our Company

We are a commercial real estate lender based in the southwest United States with a management team with over 12 years of experience in many facets of the real estate investment process, including origination, underwriting, documentation, servicing, construction, enforcement, development, marketing, and disposition. We focus on a niche segment of the real estate market that we believe is underserved by community, regional and national banks: high yield, short-term, senior secured commercial real estate mortgage loans. The intense level of underwriting analysis required in this segment necessitates personnel and expertise that many community banks lack, yet the requisite localized market knowledge and the size of the loans we seek often precludes the regional and national banks from efficiently entering this market.

We combine traditional credit analysis typically performed by banks with the property valuation techniques used by developers to produce a more comprehensive investment decision process. In addition to the property appraisal and underwriting process performed by traditional bank lenders, we build and stress test a property specific valuation model for each real estate investment we make, based upon, among other factors, acquisition price, carrying cost, development time, potential cost and time overruns, absorption rate, existing and potential rental rates, existing and known planned competing properties, market trends and exit strategy. We test these assumptions with a combination of field inspections and local market analysis, as well as financial, physical, legal and environmental due diligence. Through this process we have built a portfolio of real estate assets consisting of commercial mortgage loans and owned property with carrying values as of December 31, 2009, of $214.0 million and $104.2 million, respectively, that we believe has the potential for appreciation in a recovering real estate market.

We intend to continue to focus our future investments primarily on the following asset classes, which we consider to be our primary target assets:

•	acquiring, managing and originating whole commercial real estate mortgage loans, which may be performing, distressed or non-performing loans;
•	purchasing participating interests in performing commercial real estate mortgage loans; and
•	originating bridge loans.

We also may, from time to time, acquire other types of real estate and real estate-related debt assets as attractive opportunities continue to emerge in the existing economic environment. As real estate conditions improve, we believe our experience, industry knowledge and comprehensive underwriting process will allow us to refocus on our historical model of originating short-term senior secured mortgage loans.

Our senior underwriters and management team have extensive experience analyzing, structuring, negotiating, originating, purchasing and servicing senior-position commercial real estate mortgage loans and related real estate investments. Over the past 12 years, we have built a mortgage lending platform with specialized industry knowledge that we believe would be difficult to replicate. We have extensive long-term relationships with real estate owners, developers and financial intermediaries, including primary dealers, leading investment and commercial banks, brokerage firms, public and private real estate investment companies, mortgage lenders and many strategic partners. We believe these relationships give us an extensive network within the southwestern United States real estate and finance industry that provides us access to a wide array of opportunities and a large volume of attractive potential investments.

History and Corporate Structure

The Fund was organized in Delaware in May 2003 to originate, acquire and manage commercial real estate mortgage loan investments, consisting primarily of short-term commercial real estate mortgage loans collateralized by first mortgages on real property, and to perform all functions reasonably related thereto, including developing, managing and either holding for investment or disposing of real property acquired through foreclosure or other means. Effective October 1, 2008, as a result of the unprecedented disruptions in the general real estate and related markets and the rapid decline in the global and U.S. economies, the Manager, among other things, ceased originating and funding new mortgage loans for the Fund’s portfolio, and suspended accepting additional capital contributions from new or existing members and suspended the acceptance of new redemption requests. We now believe, however, that attractive opportunities are emerging to make new investments as a result of the repricing of a variety of real estate-related assets resulting from the current economic downturn and corresponding credit crisis.

The Fund pays management fees to the Manager to serve as the Fund’s external manager and the Manager is responsible for managing every aspect of the Fund’s operations, including identifying and funding new loans, evaluating and acquiring loans held by third parties, and periodically analyzing the composition of the Fund’s portfolio. The Manager was incorporated in the State of Arizona in June 1997 as a licensed mortgage broker, and in 2009 became licensed as a mortgage banker by the State of Arizona. The Manager has a wholly-owned subsidiary, Investors Mortgage Holdings California, Inc., which is licensed as a real estate broker by the California Department of Real Estate.

On February 11, 2010, the Fund entered into an agreement with the Manager and its stockholders, and an affiliated entity, IMH Holdings, LLC, or Holdings, and its members, pursuant to which the Fund would convert into a Delaware corporation named IMH Financial Corporation, and IMH Financial Corporation would acquire all of the outstanding shares of the Manager, as well as all of the outstanding membership interests of Holdings. We refer to these transactions as the Conversion Transactions.  If consummated, the Manager believes the Conversion Transactions will:

•	position the Fund to become a publicly traded corporation listed on the New York Stock Exchange;

•	create the opportunity for liquidity for members;

•	cause the Fund to be internally managed, which would eliminate conflicts and more fully align the interests of the Fund, the Manager and Holdings;

•
create the opportunity for us to raise additional capital in the public markets, thereby enabling us to better acquire and originate commercial mortgage loans and other real estate related investment opportunities;

•	create the opportunity to achieve long term value for our stockholders through dividends and capital appreciation; and

•	create a board of directors comprised of a majority of independent directors, which will enhance our corporate governance.

If the Conversion Transactions are consummated, the Manager will be internalized, the executive officers and employees of the Manager will become the executive officers and employees of IMH Financial Corporation and assume the duties previously performed by the Manager, and the Fund will no longer pay management fees to the Manager and will be entitled to retain all management, origination fees, gains and basis points previously allocated to the Manager. Holdings is a holding company for two wholly-owned subsidiaries, IMH Management Services, LLC, an Arizona limited liability company, and SWI Management, LLC, an Arizona limited liability company. IMH Management Services, LLC provides the Fund and affiliates of the Manager with human resources and administrative services, including the supply of employees, and SWI Management, LLC, or SWIM, is engaged in a variety of real estate and real estate-related activities, including, among others, acting as the manager for the Strategic Wealth & Income Fund, LLC, or the SWI Fund. At December 31, 2009, the SWI Fund had $10.4 million under management. The SWI Fund is a Delaware limited liability company whose investment strategies and objectives are substantially similar to ours. In particular, the SWI Fund seeks to generate attractive risk-adjusted returns by making privately negotiated, high yielding, real estate based investments. The SWI Fund seeks to do so by, among other things, purchasing commercial mortgage loans, individually or in pools, at a discount to par, and originating mortgage loans collateralized by real property in the United States.

The offices of the Fund and the Manager are located at 4900 N. Scottsdale Road, Suite 5000, Scottsdale, Arizona 85251, and the telephone number of the Fund and the Manager is (480) 840-8400.  The Fund does not maintain an independent website, but the website of the Manager is www.imhre.com.  This website and the information contained on it or connected to it do not constitute part of this annual report on Form 10-K.

Information Regarding Our Current Portfolio

As of December 31, 2009, the Fund had a portfolio of commercial real estate mortgage loans, net of the allowance for credit loss, of $214.0 million and a portfolio of real estate owned with a carrying value of $104.2 million.

Loans.

Substantially all of the mortgage loans in our portfolio are collateralized by first mortgage liens on real property and include a personal guarantee by the principals of the borrower. We generally only accept second mortgages on other properties as additional credit support for a secured first mortgage loan. We may, however, acquire subordinated mortgages in the future depending on various considerations, including, but not limited to, then prevailing market conditions and the particular risk profile of a given subordinated mortgage.

We invest in both fixed and variable interest rate loans. As of December 31, 2009, our portfolio was comprised of 55 loans, 32 of which were variable rate loans and 23 of which were fixed rate loans.

•
Variable Interest Rate Loans.   All variable interest rate loans are indexed to the Wall Street Journal Prime Interest Rate, or Prime, all of which are subject to interest rate floors and none of which are subject to interest rate ceilings. The weighted average interest rate on our variable interest rate loans, which accounted for 49.6% of the outstanding principal amount in our portfolio of commercial mortgage loans, before the allowance for credit loss, was 12.88% per annum.

•
Fixed Interest Rate Loans.   Fixed interest rate loans accounted for 50.4% of the outstanding principal amount in our portfolio of commercial mortgage loans, before the allowance for credit loss, and the average weighted interest rate on these loans was 9.84% per annum.

As of December 31, 2009, the Fund held one mortgage loan in its portfolio that is not secured by a first lien on the applicable real property. Historically, the Fund has typically secured borrowers’ payment obligations to it with first lien mortgage loans on the applicable real property collateral and, from time to time, has supplemented the first lien collateral package with a second lien collateral package on separate real property as a supplemental source of security for the repayment of the applicable loan. In this rare instance, during the quarter ended September 30, 2009, the Fund subordinated its former first lien position on the applicable collateral to a new first lien of an unaffiliated commercial bank in order to allow the borrower to obtain additional funds from the commercial bank to seek to complete the applicable project (for which the Fund was obligated but lacked the required funds) and, thus, seek to better protect the value of the Fund’s collateral and to seek to increase the borrower’s ability to repay the Fund’s loan. The principal balance of our loan to the borrower at December 31, 2009 was approximately $56.0 million and, in connection with the subordination of the Fund’s former first lien on the applicable collateral, the Fund received (i) from the borrower, a payment of $4.0 million to be applied to past due interest and a principal pay down, and (ii) from the commercial bank, the right to pay-off or purchase the commercial bank’s loan to the borrower at par at any time before the maturity thereof. In addition, subsequent to December 31, 2009, we agreed to subordinate a portion of our first lien mortgage for a different loan to a third party lender in the amount of $1.5 million (approximately 2% of the outstanding principal). This subordination was granted in order to satisfy a prior lien for which the lien holder was seeking foreclosure, also an obligation for which the Fund had been responsible under the original loan terms.

As of December 31, 2009, the outstanding principal balances on our portfolio loans by development status of the underlying collateral were as follows: pre-entitled land, 37%; entitled land, 40%; and construction stage and existing structure stage, 23%. The outstanding principal balances on our portfolio loans by expected end-use of the underlying collateral were as follows: residential, 50%; mixed use, 33%; and commercial office and industrial, 17%. Of our portfolio loans, 46 had collateral located in either Arizona or California, while the collateral regarding the other nine loans is located in New Mexico, Texas, Idaho, Nevada and Utah.

As of December 31, 2009, of our 55 loans, we had five performing loans with a carrying value of $12.1 million and 50 loans in default with a carrying value of $201.9 million. Of our 50 loans in default, 34 were past their respective scheduled maturity dates and the remaining 16 loans were in default as a result of delinquency on outstanding interest payments or have been deemed non-performing based on the value of the underlying collateral in relation to the respective carrying value of the loan.

Real Estate Owned.

Our portfolio of real estate owned as of December 31, 2009 was comprised of 17 different properties, 10 of which are located in Arizona and represent an aggregate carrying value of approximately $43.6 million. Three of the properties are located in Texas and had an aggregate carrying value of approximately $39.3 million, three are located in California and had an aggregate carrying value of approximately $9.6 million, and one is located in Minnesota and has an aggregate carrying value of approximately $11.7 million.  We continue to evaluate the potential disposition of the remaining real estate assets we hold. For information regarding our real estate owned, see Item 2 of this annual report on Form 10-K.

Current Disposition of Real Estate Assets.

At the time of loan origination, we have generally intended to hold all loans to maturity and had no plans or intent to sell the loans. However, as a result of the suspension of certain of our activities due to market circumstances and the lack of available liquidity to satisfy our obligations, the Manager has elected to monetize opportunistically portions of our portfolio of real estate assets to generate liquidity to satisfy existing loan obligations and for working capital purposes. As of December 31, 2009, three loans with carrying values totaling $3.2 million were being actively marketed for sale. In addition, as of December 31, 2009, four real estate owned projects with a carrying value totaling $12.1 million, were being actively marketed for sale.

Additional Information.

As of December 31, 2009, our loan portfolio, net of the allowance for credit loss, totaled $214.0 million, or approximately 63.4% of our total assets, as compared to $313.5 million, or approximately 75.6% of our total assets, as of December 31, 2008.  For additional information concerning our loans, see the section entitled “ Management’s Discussion and Analysis of Financial Condition and Results of Operations ”, including the following sections:

•	“—Trends and Uncertainties – Prospective Trends – Loan Portfolio Valuation Analysis Summary” for information regarding, among other things, our allowance for credit loss

•	—“Geographic Diversification” for the geographic concentration of loan outstanding principal balances, net of the allowance for credit loss, by state, as of December 31, 2008 and 2009

•
“—Concentration by Category based on Collateral’s Development Status” for the outstanding principal balances on our portfolio loans, net of the allowance for credit loss, by development status of the underlying collateral, as of December 31, 2008 and 2009

•	“—Summary of Existing Loans of Default” for the geographic concentration of our portfolio loans in default, net of the allowance for credit loss, at December 31, 2008 and 2009.

Our Target Assets

Our target asset classes and the principal assets within each class that we expect to acquire are as follows:

Acquiring Commercial Mortgage Loans.

We have acquired commercial mortgage loans from time to time in the past, but in view of current market conditions, we expect that commercial whole mortgage loans will become one of our primary initial target assets if the Conversion Transactions are consummated. In particular, we intend to acquire portfolios of performing, distressed and/or non-performing commercial whole mortgage loans and bridge loans from the FDIC, commercial banks, insurance companies, real estate funds, other governmental agencies and financial institutions. We believe that the FDIC is likely to provide attractive opportunities in mortgage loans through its liquidation of the assets of failed depository institutions for which it is appointed receiver. These mortgage loans may be acquired through open auctions and other structured transactions in which the FDIC or the seller retains a participation interest in future proceeds from the mortgage loans and/or provides loss-sharing support. We intend to seek to maximize the value of any non-performing commercial mortgage loans we acquire by restructuring, where appropriate, the terms and conditions of the loans to facilitate repayment and generate sustained cash flows or to foreclose on the loans where we believe the value of the asset exceeds the debt.

Commercial whole mortgage loans are mortgage loans secured by first liens on commercial properties, including office buildings, industrial or warehouse properties, hotels, retail properties, apartments and properties within other commercial real estate sectors. These mortgage loans generally have maturity dates ranging from one to five years and carry either fixed or floating interest rates. First lien loans, or first mortgages, represent the senior lien on a property, while second lien loans, or second mortgages, represent a subordinate or second lien on a property. Our primary target will be restricted to first lien loans and first lien participations. Second lien loans, although not excluded, will be used primarily on additional collateral in support of the primary property collateral.

In addition to acquiring existing whole commercial mortgage loans, we expect that participations in performing commercial loans will be another one of our primary initial target assets if the Conversion Transactions are consummated. We intend to purchase portions of performing commercial mortgage loans and serve as a participating lender, a strategy that we anticipate will decrease our default risk and provide us ongoing access to revenue-producing assets. We intend to invest in participations acquired from chartered banks, transactions for which we will have to pay a participation fee, and our primary target will be restricted to first lien pari passu participations.

Originating Bridge Loans.

Most of our current mortgage loan portfolio is comprised of loans we originated. In the short to medium term, we do not expect our primary focus to be on the origination of bridge loans, however, as the economy improves we may originate first priority loans on commercial property that provide interim or bridge financing to borrowers seeking short-term capital (with terms generally up to three years) to be used in the acquisition, construction or redevelopment of a property or group of properties. Bridge loans contemplate a takeout with the borrower using the proceeds of a conventional mortgage loan to repay our bridge loan. This type of bridge financing enables the borrower to secure short-term financing pending the arrangement of long-term debt. As a result of the refinancing risk, bridge loans typically have a higher interest rate, fees and other costs than long-term financing arrangements. We expect to charge origination, extension, modification or similar fees or equity participation options in connection with any bridge loans. As we have from time to time in the past, we also may originate or acquire participations in construction or rehabilitation loans on commercial properties. These loans generally provide 40% to 60% of financing on the total cost of a given construction or rehabilitation project and are secured by first mortgage liens on the property under construction or rehabilitation. Investments in construction and rehabilitation loans generally would allow us to earn origination fees and may also entitle us to a percentage of the underlying property’s operating cash flows or equity distributions, payable on an ongoing basis.

Although we believe there are more substantial near-term opportunities to acquire existing longer-term whole mortgage loans rather than originate similar loans, we may also originate whole mortgage loans that provide long-term mortgage financing to commercial property owners and developers as appropriate opportunities emerge and real estate conditions improve over time. Unlike our bridge loans that we expect to hold to maturity, we expect to originate or acquire longer term commercial mortgage loans with the intention of structuring and selling all or a part of such loans at a premium to market participants.

Other Opportunities.

While we expect to focus primarily on the target assets discussed above, we may from time to time pursue the following alternative strategies:

Commercial Mortgage-Backed Securities and Residential Mortgage-Backed Securities.

Commercial Mortgage-Backed Securities.   CMBS are securities that are collateralized by, or evidence ownership interests in, a single commercial mortgage loan or a partial or entire pool of mortgage loans secured by commercial properties. CMBS are generally pass-through certificates that represent beneficial ownership interests in common law trusts whose assets consist of defined portfolios of one or more commercial mortgage loans. They are typically issued in multiple tranches whereby the more senior classes are entitled to priority distributions of specified principal and interest payments from the trust’s underlying assets. The senior classes are often securities which, if rated, would have ratings ranging from low investment grade such as “BBB” to higher investment grades such as “A,” “AA” or “AAA.” The junior, subordinated classes typically would include one or more non-investment grade classes, which, if rated, would have ratings below investment grade.

We have not invested in CMBS in the past, however, on a limited basis, we may finance the acquisition of CMBS that will yield current interest income and, where we consider the return of principal or basis, as applicable, to be likely. We may do so for CMBS from private originators of, or investors in, CMBS and mortgage loans, including savings and loan associations, mortgage bankers, commercial banks, finance companies, investment banks, life insurance companies and other entities. We expect any CMBS to be primarily high investment grade such as “AAA” CMBS (including the use of financings under the TALF for certain high-quality legacy CMBS issued before January 1, 2009), but may also acquire newly originated CMBS.

Residential Mortgage-Backed Securities.   We may invest, if market conditions are appropriate, a small portion of our target assets in RMBS, which are typically pass-through certificates created by the securitization of a pool of mortgage loans that are collateralized by residential real estate properties. The mortgage loans underlying these securities may be adjustable rate mortgage loans, or ARMs, fixed rate mortgage loans or hybrid ARMs.

Real Estate Owned Properties.   While we have acquired real estate owned assets through the foreclosure of certain Fund loans, we have not historically invested in third-party real estate owned, or REO, properties, which are properties acquired by a lender after an unsuccessful foreclosure auction. In the future, however, we may acquire third-party REO properties or other distressed or non-performing real estate properties in order to seek to reposition them for profitable disposition. Depending on the nature of the underlying asset, we may pursue repositioning strategies through capital expenditures in order to seek to extract the maximum value from the investment.

Current Portfolio Disposition Strategy

Only those assets which meet the criteria for assets held for sale status as of December 31, 2009 are reflected in our financial statements. In the event the Conversions Transactions are approved and our proposed initial public offering is consummated, we intend to actively market and sell a significant portion of our currently-owned loans (in whole or in part) and real estate owned properties over the next 12 to 18 months as a means of raising additional capital to pursue our acquisition and origination objectives. In light of this plan, we have begun undertaking actions designed to position these assets to maximize their potential value on disposition.

In the event that we do not consummate an initial public offering, we anticipate liquidating, on an as-needed basis, a portion of our existing portfolio assets at a level necessary to cover our on-going operating and other expenses. Additionally, as existing portfolio assets are being transferred at their current fair value, which generally approximates their current carrying value, we do not expect the liquidation of these assets will create any material book gains or losses for financial reporting purposes.

Positioning the portfolio effectively involves numerous responsibilities, including, negotiating with municipalities regarding development plans; extending plat and plan expiration dates; pursuing payments from borrowers; negotiating for additional borrower concessions; restructuring loans when appropriate; dividing loans into senior and junior pieces in order to maximize sales price; enforcing loan documents; foreclosing on properties; pursuing borrower guarantees; appealing assessed real estate values for tax purposes; protecting our interests in borrower bankruptcies; pursuing borrower and/or guarantor tax refunds; providing seller financing; reducing expenses associated with REO properties; monitoring and revising existing construction or improvement budgets; and completing construction projects.

As part of the management of our portfolio, we continue to modify commercial mortgage loans in our portfolio in an effort, among other things, to seek to protect our collateral, reduce expenses, defer capital costs, increase return on sales of those assets, and help ensure that our borrowers may be better able to service their loans to us. Additionally, while the Manager currently has elected to suspend new loan requests, we did fund one loan in the first quarter of 2009 in connection with the financing of a sale of certain loan collateral by one of our existing borrowers to an unrelated party, and we intend to engage in similar lending activities in the short term.

Acquisition and Origination Policy

Types of Loans We Will Acquire.   We intend to minimize our exposure by avoiding significant investment activity in a number of asset classes that we believe depart from our core philosophy and would result in greater risk to investor capital. For example, we do not expect to focus at this time on loans secured by pre-entitled land and construction loans. Opportunistic acquisitions can and will change the profile of risk to investor capital. In light of current markets, we intend to seek favorable acquisition financing, which will supplement our historical investment philosophy.

In instances where we acquire loans or acquisitions that depart from our core target asset categories, we expect that these assets will not comprise a proportionately large portion of our asset portfolio and we will require a relatively high risk-adjusted return to justify the greater risk and more intensive management commitment.

Valuation Analysis.   While we historically have adhered to general lending guidelines set forth by the Manager, we do not have and do not expect to implement a maximum loan amount limit or maximum loan-to-value limits. Loan-to-value guidelines as to the maximum loan amount and the loan to value limits for a particular project are determined on a case by case basis and may vary based on the specific relevant factors for the project and the borrower. When originating or acquiring mortgage loans, we expect to continue to evaluate on a case by case basis the maximum appropriate amount of our loan in relation to the estimated realizable value of the related collateral property at the time of origination. In today’s environment, we expect to deploy an actual discounted cash flow model to establish current market values. From the inception of the Fund until the Fund ceased funding new loans, the Fund generally originated loans with a loan-to-value ratio of not more than 60%, based on the primary collateral value only. The 60% loan-to-value ratio guideline was adopted by the Manager’s credit committee and only on the approval of this committee could this guideline be exceeded. The 60% loan-to-value ratio guideline was exceeded only if (i) the Manager believed that the value of additional or secondary collateral was sufficient to allow for such advances, and (ii) the loan was approved by a majority vote of the credit committee.

If the Conversion Transactions are consummated, the Fund intends to develop specific guidelines for each investment category. We also expect to have each proposed loan transaction reviewed and approved before funding by an internal credit committee composed of selected members of senior management as well as underwriters not directly associated with the applicable proposed loan transaction. Further, for loans or borrower relationships that exceed a certain dollar threshold, we expect to require approval by the board of directors of IMH Financial Corporation or a committee thereof, as a condition to funding the applicable proposed loan transaction.

Priority of Mortgages.   As we have done historically, we will acquire almost exclusively first mortgages and trust deeds unless a second mortgage on a different property is offered as additional credit support. Even in those cases, we will not advance funds solely in respect of a second mortgage. However, we may accept any reasonable financing terms or make additional acquisitions we deem to be in our interests. While we historically have not accepted subordinated lien positions on our collateral, during the year ended December 31, 2009, for one loan we agreed to subordinate a portion of our first lien mortgage to a third party lender in the amount of $14.0 million (approximately 25% of the outstanding principal). The subordination was granted in order to provide liquidity to the borrower to complete the construction of the project, an obligation for which the Fund had been responsible under the original loan terms. Under the terms of the subordination agreement, the Fund may purchase or pay off the loan to the third party lender at par. In addition, subsequent to December 31, 2009, we agreed to subordinate a portion of our first lien mortgage for a different loan to a third party lender in the amount of $1.5 million (approximately 2% of the outstanding principal). This subordination was granted in order to satisfy a prior lien for which the lien holder was seeking foreclosure, also an obligation for which the Fund had been responsible under the original loan terms. While subordinations of the Fund’s first lien positions are not expected to be a common occurrence in the future, we may find it necessary to do so in an effort to maximize the opportunity for recovery of our investment.

Terms of Mortgage Loans.   We expect the terms of the bridge loans that we underwrite in the future generally will have maturities that extend up to 36 months, which reflects our expectation of the availability of take-out financing. Substantially all of the loans in our portfolio provided for monthly payments of interest only with a “balloon” payment of principal payable in full upon maturity of the loan. Interest rates, which could have been fixed or variable, are generally subject to a minimum interest rate. Our loans will not generally include prepayment penalties or exit fees, and will be structured with such other terms and conditions as we deem appropriate.  As we have from time to time in the past, we may need to modify additional loans in the future in an effort to, among other things, protect the Fund’s collateral.

Portfolio Turnover.   We do not have a formal portfolio turnover policy, and do not intend to adopt one at this time. However, we currently expect that from time to time we will market for sale assets that we hold, originate or acquire following such origination or acquisition. Our holding period in those assets will depend on how soon we locate buyers for those assets.

Escrow Conditions.   We plan to continue to fund our loans through an escrow held by an independent title insurance company or escrow company, subject to, among other conditions, requirements that borrowers obtain proper title insurance and fire and casualty insurance, in each case naming us as the insured or loss payee, as appropriate.

Credit Evaluations of the Borrower.   Before originating or acquiring a loan, we perform a customary and thorough review of the creditworthiness of a borrower.

Diversification.   While we intend to maintain a diversified portfolio, our investment guidelines do not limit the amount of our capital that may be invested in any particular class or type within our target asset classes or any limit on the amounts that may be loaned to a particular borrower or group or borrowers. Our investment decisions depend on numerous factors, including, but not limited to, prevailing market conditions, and may change over time in response to opportunities available in different economic and capital market environments. Historically, at the time of origination, no single mortgage loan exceeded 10% of our loan portfolio, and mortgage loans outstanding to any one borrower or group of related borrowers did not exceed 20% of our loan portfolio at the time of origination. If the Conversion Transactions are consummated, excluding the current portfolio, we anticipate that no single commercial mortgage loan will exceed 4% of our loan portfolio, and commercial mortgage loans outstanding to any one borrower or group of borrowers will not exceed 8% of our loan portfolio at the time of origination. However, we cannot predict the percentage of our loans that will be made in any particular asset or to any borrower or group of borrowers at any given time.  Geographically, our portfolio of loans have been concentrated primarily in the Southwestern United States, and we expect to continue to focus on the Southwestern United States, but we have made loans outside the Southwestern United States and expect to continue to do so from time to time in the future.

Investment Committee Approval.   All investments regardless of the dollar amount or term must be presented to the Investment Committee for approval. The Investment Committee meets as needed and includes executive officers, underwriters, portfolio managers, asset managers and other employees and corporate disciplines as needed.

Investment Sourcing

We expect to continue to take advantage of the extensive network of relationships that we and our affiliates have established over the past 12 years to identify investment opportunities. Through our executive management team, we have extensive long-term relationships with real estate owners, developers and financial intermediaries, including primary dealers, leading investment and commercial banks, brokerage firms, public and private investment companies, mortgage lenders and many strategic partners. We believe these relationships will provide us access to an ongoing pipeline of attractive investment opportunities.

Investing in our target asset class is highly competitive. We believe that our management team’s experience, together with our extensive resources and relationships, will enable us to source transactions on a proprietary basis, and identify and capitalize on attractive opportunities.

 Investment Process

Our investment process benefits from the pipeline of attractive investment opportunities to which we have access and the extensive experience of our management team. This process initially involves:

•	identifying investment opportunities;
•
assessing the opportunities to ensure that they meet preliminary screening criteria, including the impact of the opportunities on maintaining our underwriting standards and policies for suitability of the potential investment in light of those investment guidelines and to determine whether to incur costs associated with more in-depth diligence.

If the decision is made to proceed with more in-depth diligence, the next phase of our investment process involves assessing the risk-reward profile of the investment through, among other things:

•
intensive data collection by our in-house and third-party acquisition, asset management and loan-servicing personnel and third-party providers, including, as appropriate, financial, physical, legal and environmental due diligence of the assets underlying the investment opportunities;

•	data consolidation and quantitative analyses of the key drivers affecting value, such as cash flows and collateral performance, lease analysis, and credit and prepayment risk; and
•	thorough review of the investment capital structure, borrower and tenant analysis, servicer and originator information, legal structure and legal documentation.

In assessing the suitability of a particular investment for our portfolio, our management will evaluate the expected risk-adjusted return relative to the expected returns available from comparable investments. With respect to each investment opportunity, our management will also consider the ability of our asset management team to extract excess value from the investment through proactive asset management, including restructuring problem loans and attentiveness to loan servicing issues. Our management and its affiliates also will evaluate whether the assets being acquired are eligible for financing under government sponsored debt programs. Based on the foregoing criteria, among others, our management will make an investment decision and, if the decision is made to proceed with the investment, our management will utilize customized modeling systems to establish an appropriate price for such assets.

Once an asset has been acquired, our management will formulate an asset-specific business plan focused on actively managing the attendant risks, evaluating the underlying collateral and updating valuation assumptions, and determining disposition strategies.

We believe that focusing on the value of the underlying real estate is important because the real estate is the primary source of payment of any loan we originate or acquire, and this approach may reduce the likelihood of lending an excessive amount of money in relation to the project’s value.

As with any lender, there is an inherent risk in the loan approval or evaluation process that our underwriting and research efforts will not reveal all material facts pertaining to the borrower or the collateral. As with all investments, there is a relationship between the risk assumed and the possible reward earned. On the other hand, while we may charge higher interest rates than a traditional lender, the rates are not necessarily solely indicative of the risk of the loans we choose to fund, or a lack of creditworthiness of the borrowers. Rather, our rates are also reflective of the premium the borrower is willing to pay resulting from the short-term nature of the original loan terms, coupled with the benefit realized by the borrower from our ability to close loans quickly.

Risk Management

Risk management is a significant component of our strategy to deliver consistent risk-adjusted returns to our members.

Because our portfolio is comprised of mortgage loans that are collateral dependent, in the past we have not evaluated mortgage loan candidates based exclusively on a credit scoring model or a standard checklist. Rather, we have utilized, and expect to continue utilizing a standard industry cash flow model, commonly referred to as a “residual analysis” model, whereby we tested whether there is sufficient “equity” in the loan that, in the event of a borrower default and a foreclosure by us, we could complete development of the project such that the fair value of the project in the marketplace would exceed our aggregate investment and generate an acceptable return. In conducting this analysis, we consider, among other things, the market conditions in the geographic location of the property securing the loan, engage in discussions with developers and other experts in the local market to verify borrower assertions as to market conditions, and consult with national experts to evaluate the potential market conditions that could impact appreciation or depreciation in the value of the property securing the loan and, if applicable, evaluate the current and projected revenue from the property, the expected levels of applicable rental and occupancy rates.

As part of our risk management process, our management will closely monitor our portfolio and actively manage risks associated with, among other things, our assets and interest rates. Prior to investing in any particular asset, our management’s underwriting team, in conjunction with third party service providers, will undertake a rigorous asset-level due diligence process, involving intensive data collection and analysis, to seek to ensure that we understand fully the state of the market and the risk-reward profile of the asset. In addition to evaluating the merits of any particular proposed investment, our management will evaluate the diversification of our portfolio of assets. Prior to making a final investment decision, our management will determine whether a target asset will cause our portfolio of assets to be too heavily concentrated with, or cause too much risk exposure to, any one borrower, real estate sector, geographic region, or source of cash flow for payment. If our management determines that a proposed acquisition presents excessive concentration risk, it may determine not to acquire an otherwise attractive asset.

For each asset that we acquire, our asset management team engages in active management of the asset, the intensity of which will depend on the attendant risks. Once an asset management team has been assigned to a particular asset, the asset management team will work collaboratively with the underwriting team to formulate a strategic plan for the particular asset, which typically includes, among other things, evaluating the underlying collateral and updating valuation assumptions to reflect changes in the real estate market and the general economy. This plan also will outline several exit strategies with respect to the asset to seek to help assure repayment of the loan under a variety of market conditions. These strategies will vary depending on the type of asset, the availability of refinancing options, recourse and maturity, but may include, among other things, the restructuring of non-performing or distressed loans, the negotiation of discounted pay-offs or other modifications of the terms governing a loan, and the foreclosure and intense management of assets underlying non-performing loans in order to seek to reposition such loans for profitable disposition. As long as an asset is in our portfolio, our management and its affiliates will continuously track the progress of the asset against the original business plan to seek to ensure that the attendant risks of continuing to own the asset do not outweigh the associated rewards. We currently expect that from time to time we will market for sale assets that we hold, originate or acquire following such origination or acquisition. Our holding period in these assets will depend on how soon we locate suitable buyers for the assets. We can provide no assurances, however, that we will be successful in identifying or managing all of the risks associated with acquiring, holding or disposing of a particular asset or that we will not realize losses on certain assets.

Policies With Respect to Certain Other Activities

We have historically addressed liquidity requirements in substantial part through the issuance of membership units to new and existing investors, but effective October 1, 2008, the Manager suspended certain activities, including the acceptance of any additional member investments or the ability of members to reinvest earnings. If the Conversion Transactions are consummated, we may raise additional funds through additional offerings of equity or debt securities or the retention of cash flow or a combination of these methods. If the Conversion Transactions are consummated, the board of directors will have the authority, without stockholder approval, to issue additional common stock or preferred stock or other senior securities in any manner and on such terms and for such consideration as it deems appropriate, at any time. In addition, if the Conversion Transactions are consummated, we may finance the acquisition of investments through borrowing or using the various sources of financing discussed above under ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations— Liquidity and Capital Resources— Sources of Liquidity.’’ Our investment guidelines, investment portfolio and the decision to utilize, and the appropriate levels of, leverage have been periodically reviewed by the Manager.

If the Conversion Transactions are consummated, we may offer equity or debt securities in exchange for property or to repurchase or otherwise reacquire shares of our common stock. We may in the future invest in debt securities, other entities engaged in real estate activities or securities of other issuers, including for the purpose of exercising control over such entities. We do not intend that our investments in securities will require us to register as an investment company under the 1940 Act, and we would intend to divest such securities before any such registration would be required.

As a commercial real estate lender, we make loans to third parties. We also engage in the purchase and sale of loans and other investments for investment purposes. As of the date of this Form 10-K, we do not intend to underwrite the securities of other issuers or invest in or acquire other entities engaged in real estate activities or securities of other issuers, including for the purpose of exercising control over such entities, other than through the acquisition of equity securities in foreclosure of entities in which we have acquired or invested in debt securities.

We are subject to the information reporting requirements of the Securities Exchange Act of 1934, as amended, and intend to continue to make available to our members or stockholders our annual reports, including our audited financial statements. Pursuant to those requirements, we are required to file annual and periodic reports, proxy statements and other information, including audited financial statements, with the SEC.

The Manager may change any of these policies without prior notice to you or a vote of our members or stockholders.

Employees

We currently do not have any directors, officers or employees, and all of our operations are conducted by the Manager. Although the Manager has directors and executive officers, it does not have any employees and it relies on IMH Management Services, LLC, a wholly-owned subsidiary of Holdings, to provide human resources and administrative services, including the supply of employees, to it and other affiliates. As of December 31, 2009, the Manager and its affiliates had a total of 43 employees and consultants, of which 29 were full-time employees and 14 were consultants engaged by the Manager or its affiliates.

Competition

The industry in which we operate is serviced primarily by conventional mortgage lenders and loan investors, which include commercial banks, insurance companies, mortgage brokers, pension funds, and private and other institutional lenders. There are also a small number of non-conventional lenders that are similar to us. Once we resume lending operations, we expect to compete with these same lenders as well as new entrants to the competitive landscape who are also focused on originating and acquiring attractively priced real estate related debt for investment.

Additionally, as we seek to locate purchasers for real estate we have acquired, or for takeout financing for our borrowers, we are competing with a large number of persons and entities that have acquired real estate, whether through foreclosure or otherwise, and that have originated commercial mortgage loans, in the past few years. Many of these persons and entities utilized leverage to purchase the real estate or fund the loans, and many are selling collateral or accepting takeout financing worth less than the principal investment in order to generate liquidity and satisfy margin calls or other regulatory requirements.

Regulation

Our operations have been and are subject to oversight by various state and federal regulatory authorities, including, without limitation, the Arizona Corporation Commission, or the ACC, the Arizona Department of Revenue, the Arizona Department of Financial Institutions (Banking), the SEC and the IRS.

In December 2004, and pursuant to several supplemental requests thereafter, the ACC requested certain information pertaining to the operations of the Fund and the Manager, and the Manager responded to all requests made by the ACC. Neither the Manager nor the Fund had any communication from the ACC from November 2005 until July 2009. In July 2009, the ACC requested from the Manager information concerning certain affiliates of the Manager. Following a response by the Manager to this request, and a meeting by certain of our representatives with the ACC in October 2009, we were notified by a representative of the ACC in December 2009 that the ACC did not have any further information requests and had ceased its inquiry.

Mortgage Banker and Mortgage Broker Regulations

Our operations are managed by the Manager.  The Manager’s operations as a mortgage banker are subject to regulation by federal, state and local laws and governmental authorities.  The Manager holds a mortgage banker’s license in Arizona. As a licensed mortgage banker, the Manager is subject to regular on-site examinations by the Arizona Department of Financial Institutions, which may review its advertising, record maintenance, and financial reporting.  Under applicable Arizona law, regulators have broad discretionary authority over the Manager’s activities.

Mortgage banker and mortgage broker regulation does not generally involve the underwriting, capital ratio or concentration guidelines or requirements that are generally imposed on more traditional lenders.  The Manager’s wholly-owned subsidiary, Investors Mortgage Holdings California, Inc., is licensed as a real estate broker by the California Department of Real Estate. Under California law, the Department of Real Estate exercises regulatory authority over mortgage lenders.  The California subsidiary is the entity through which the Manager originates California loans which it brokers to us.  At the present time, the Manager or its employees maintain appropriate licenses or registrations in other jurisdictions where the Manager determines that such licensure or registration is required or advisable.

Securities Laws

We and the Manager are also subject to various federal and state securities laws regulating the issuance and sale of securities.  These federal laws are enforced principally by the SEC, while the state laws are enforced principally by the corporation commissions, attorneys general, or similar agencies of the states in which interests in the Fund are sold.  The aggregate value of our assets exceeded $10 million and our units are held by 500 or more persons of record. Therefore, pursuant to regulations under Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Fund qualifies as a publicly reporting entity and is required to file periodic reports and other required information with the SEC.

ERISA and Other Laws

The Fund and the Manager could become subject to certain provisions of the Employee Retirement Income Security Act of 1974 (“ERISA”).  In limited circumstances, the Manager may also be subject to the Equal Credit Opportunity Act of 1974 and the Fair Credit Reporting Act of 1970.

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

Investment Company Status

The Manager has endeavored to manage us such that we are not an “investment company” within the meaning of the Investment Company Act. Under Section 3(c)(5)(C) of the Investment Company Act, or the Real Estate Exemption, issuers that (a) are not engaged in the business of issuing redeemable securities, face-amount certificates of the installment type or periodic payment plan certificates, and (b) are primarily engaged in purchasing or otherwise acquiring mortgages and other liens on and interests in real estate, are excluded from the definition of “investment company.” The Manager believes that the Fund is not an “investment company” because it satisfies the requirements of the Real Estate Exemption, and we have endeavored to conduct our operations in compliance with the Real Estate Exemption. Following consummation of the Conversion Transactions, we intend to manage ourselves in a similar manner such that we will satisfy the requirements of the Real Estate Exemption.

We are primarily engaged in originating, purchasing or otherwise acquiring mortgages and other liens on, and interests in, real estate. The staff of the SEC, through no-action letters, has stated that it would regard an issuer as being engaged primarily in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate, within the meaning of Section 3(c)(5)(C) of the Investment Company Act, if (a) at least 55% of the value of the issuer’s assets consists of mortgages and other liens on, and interests in, real estate, or Qualifying Assets, and (b) at least 25% of the value of the issuer’s assets consists of loans that do not qualify as Qualifying Assets, but 55% of the fair market value of each such loan is secured by real estate at the time the issuer acquires the loan, or Real Estate-Related Assets. Not more than 20% of the issuer’s assets may consist of miscellaneous investments, including all other loans held by an issuer, cash, government securities, and investments in partnerships or other businesses not qualifying as either Qualifying Assets or Real Estate-Related Assets.

The staff of the SEC has stated that it would regard as Qualifying Assets mortgage loans that are fully secured by real property, and the staff of the SEC has granted no-action relief to permit a participation interest in a mortgage loan fully secured by real property to be considered a Qualifying Asset if the holder of the participation interest controls the unilateral right to foreclose on the mortgage loan in the event of a default. Prior to suspension of our commercial mortgage loan origination activities, we sought to deploy approximately 95% to 97% of our cash in mortgage investments and to retain approximately 3% to 5% in bank accounts or highly liquid money market funds as a working capital reserve. However, our actual deployment varied depending on the timing and amount of member capital raised and the timing and amount of loans originated and funded. The deployment ratio at December 31, 2009 and 2008 was 99.7% and 78.1%, respectively. Until appropriate investments can be identified, our management may invest the proceeds of an initial public offering and any future offerings in interest-bearing, short-term investments, including money market accounts and/or U.S. treasury securities. All of the loans we fund are secured by the underlying real estate. If we participate in a loan with a third-party, we seek to be the lead lender in the participation, which, among other things, provides us with the unilateral ability to foreclose on the loan in the event of a default. Since the inception of the Fund, we have been the lead lender on all but two participated loans. At the time of original funding, each loan or participation represented less than 5% of our total loan portfolio. Since the date of original funding, we have acquired the entire lender interest in one loan and have foreclosed on the second loan. Accordingly, we believe the Fund qualifies for the Real Estate Exemption. However, the staff of the SEC could take a different view and, although we intend to conduct our operations such that we qualify for the Real Estate Exemption, we might inadvertently become an investment company if, with respect to loans in which we participate, we are not the lead lender, or loans in our portfolio exceed a percentage of our portfolio that is deemed acceptable by the staff of the SEC.

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

In California, we only invest in loans which are made or arranged through real estate brokers licensed by the California Department of Real Estate because these loans are exempt from the California usury law provisions. Prior to November 2006, all California loans were brokered to us only by unrelated third-party licensed brokers. In November 2006, the Manager formed a wholly-owned California subsidiary which is licensed by the California Department of Real Estate as a real estate broker. Substantially all California loans are now brokered to us by the California subsidiary.

Other Regulation

If we do not adhere to the laws and regulations which apply to us, we could face potential disciplinary or other civil action that could harm our business. The preceding discussion is only intended to summarize some of the significant regulations that affect the Fund and, therefore, is not a comprehensive survey of the field. Recently, substantial new legislation has been adopted or proposed relating to, among other things, financial institutions and private investment vehicles. Many of the adopted laws have been in effect for only a limited time, and have produced limited or no relief to the capital, credit and real estate markets. There can be no assurance that new laws and regulations will stabilize or stimulate the economy in the near term or at all, or that we will not become subjected to additional legislative or regulatory burdens as a result.

Item 1A.	RISK FACTORS

Our business involves a high degree of risk. You should carefully consider the following information about risks, together with the other information contained in this Form 10-K. The risks described below are those that we believe are the material risks relating to Fund. If any of the circumstances or events described below, or others that we did not anticipate, actually arise or occur, our business, prospects, financial condition, results of operations, and cash flows could be harmed. In any such case, the value of our Units could decline, and you could lose all or part of your investment. References to “we,” “our,” or “us” generally refer to (i) IMH Secured Loan Fund, LLC and its subsidiaries. The term “Fund” refers only to IMH Secured Loan Fund, LLC and its subsidiaries, unless the context requires otherwise.

Risks Relation to the Proposed Conversion Transactions

There are a number of risks and uncertainties associated with the Conversion Transactions.

The Fund, the Manager and its stockholders, Holdings and its members have entered into a merger and contribution agreement pursuant to which the Fund will merge with and into a newly formed corporation called IMH Financial Corporation and the Manager and IMH Holdings, LLC, an affiliate of the Manager, would become wholly owned subsidiaries of IMH Financial Corporation in exchange for stock of IMH Financial Corporation.  The Conversion Transactions will require the approval of members of the Fund, and a preliminary consent solicitation/prospectus has been filed on a registration statement on Form S-4 in connection with the proposed Conversion Transactions. The consent solicitation/prospectus discusses in more detail the risks, uncertainties and considerations relating to the Conversion Transactions, including, without limitation, the following:

•	potential conflicts of interest between members and the Manager and its stockholders, directors and executives officers and the absence of arm's length negotiations;
•	restrictions on the disposition or redemption of securities issued to members in the Conversion Transactions;
•	uncertainty as to whether we will be able to complete an initial public offering or listing on a national securities exchange, even if the Conversion Transactions are consummated;
•
uncertainty as to whether a public trading market for our common stock will develop or be maintained, even if the Conversion Transaction are consummated and a listing on a national securities exchange is consummated;

•	the dilution to members may not necessarily be commensurate with the anticipated benefits of the Conversion Transactions; and
•	the Fund may incur liabilities and expenses from potential litigation or other claims relating to the Conversion Transactions.

As a result of these risks, uncertainties and other considerations, the anticipated benefits of the Conversion Transactions may not be realized.

We cannot assure you that all conditions to the Conversion Transactions will be satisfied or waived and the Conversion Transactions consummated.

On February 14, 2010, we entered into a merger and contribution agreement. The merger is subject to the satisfaction of closing conditions, including, without limitation:

•	approval of the Conversion Transactions and the 2010 Stock Incentive Plan, and adoption of the merger agreement by the requisite vote of the members of the Fund;
•
confirmation that no stop order has been issued, and no proceedings seeking a stop order have been initiated, by the SEC with respect to the SEC filing relating to the proposed Conversion Transactions;

•
receipt of all governmental and third party consents to the Conversion transactions, except for consents which, if not obtained, would not reasonably be expected to have a material adverse effect on the business, financial condition or results of operations on IMH Financial Corporation and its subsidiaries taken as a whole; and

•	execution by each of Mr. Albers and Mr. Meris of a lock-up agreement.

We cannot assure you that the conditions to the Conversion Transactions will be satisfied, or where waiver is permissible, waived or that the Conversion Transactions will close in the expected time frame or at all.

If the Conversion Transactions are not completed, our future business and operations could be significantly harmed.

If the Conversion Transactions are not completed, the Fund's future business and operations could be harmed and may be subject to material risks, such as:

•	we may not be able to consummate an initial public offering or other financing, as a result of which we will not be able to invest in emerging opportunities for our target assets;

•	we may not be able to generate liquidity for members of the Fund through a listing on a national securities exchange or otherwise;

•
the diversion of the attention of our management to the Conversion Transactions instead of to our operations and the pursuit of other opportunities that could have been beneficial to our business, without realizing any of the potential benefits of the Conversion Transactions;

•
we will have incurred the costs related to the Conversion Transactions, such as legal, accounting and some of the fees of our financial advisors, without realizing any of the potential benefits of the Conversion Transactions;

•	failure to consummate the Conversion Transactions may make it more difficult to pursue and consummate other alternatives; and

•	failure to consummate the Conversion Transactions could have an adverse affect on the financial condition of the Manager upon which the Fund depends to manager its operations.

As a result, if the Conversion Transactions are not consummated and the Fund is not able to identify and consummate any strategic alternative, the Fund could be forced to sell investments at inopportune times or liquidate the Fund for less than the values that may otherwise be realizable value.

Risks Related to our Investment Strategy

We have recorded losses for the years ended December 31, 2008 and 2009 and may continue to do so.

We reported a net loss of $258.3 million for the year ended December 31, 2008, and a net loss of $74.5 million for the year ended December 31, 2009. In each case, the net loss was primarily attributable to the recording of a provision for credit losses relating to our commercial mortgage loan portfolio. As of December 31, 2009, our accumulated deficit aggregated $408.5 million. Our historical business model relies on the availability of third-party capital to our borrowers to re-finance short-term bridge loans that we provided to the borrowers to facilitate real estate entitlement and development. However, the erosion of the U.S. and global credit markets in 2008 and 2009, including a significant and rapid deterioration of the commercial mortgage lending and related real estate markets, has substantially curtailed the availability of traditional sources of take-out financing. As a result, we have experienced increased default and foreclosure rates on the commercial mortgage loans in our portfolio. In addition, as a result of these changes, the Manager has modified certain commercial mortgage loans, including modifications to the applicable periodic repayment rates and extended maturity dates by two years or longer. The Manager may also modify loans in the future in an effort to, among other things, protect our collateral from a borrower’s default. We may not become profitable and our results of operations may not improve.

We anticipate that a significant portion of our portfolio will continue to be in the form of non-performing and distressed commercial mortgage loans, or loans that may become non-performing and distressed, which are subject to increased risks relative to performing mortgage loans.

We anticipate that a significant portion of our current and future investment portfolio will continue to be in the form of whole loan commercial real estate mortgages that we originate or acquire, including non-performing and distressed commercial mortgage loans, which are subject to increased risks of loss. These loans may already be, or may become, non-performing or distressed for a variety of reasons, including, without limitation, because the underlying property is too highly leveraged or the borrower becomes financially distressed, in either case, resulting in the borrower being unable to meet its debt service or repayment obligations to us. These non-performing or distressed commercial mortgage loans may require a substantial amount of workout negotiations or restructuring, which may divert the attention of our management from other activities and entail, among other things, a substantial reduction in the interest rate, capitalization of interest payments, and a substantial write-down of the principal of our loans. However, even if we successfully accomplish these restructurings, our borrowers may not be able or willing to maintain the restructured payments or refinance the restructured mortgages upon maturity.

In addition, certain non-performing or distressed commercial mortgage loans that we acquire may have been originated by financial institutions that are or may become insolvent or suffer from serious financial stress or are no longer in existence. As a result, the recourse to the selling institution, or the standards by which these loans are being serviced or operated may be adversely affected. Further, loans on properties operating under the close supervision of a mortgage lender are, in certain circumstances, subject to certain additional potential liabilities that may exceed the value of our investment.

As with our current commercial mortgage loan portfolio, we may find it necessary or desirable to foreclose on many of the mortgage loans we originate or acquire, and the foreclosure process may be lengthy and expensive. Borrowers may resist mortgage foreclosure actions by asserting numerous claims, counterclaims and defenses against us, including, without limitation, lender liability claims and defenses, even when the assertions may have no basis in fact, in an effort to prolong the foreclosure action and seek to force the lender into a modification of the loan or a favorable buy-out of the borrower’s position in the loan. In some states, foreclosure actions can take several years or more to litigate. At any time prior to or during the foreclosure proceedings, the borrower may file for bankruptcy, which would have the effect of staying the foreclosure actions and further delaying the foreclosure process. Foreclosure may create a negative public perception of the related mortgaged property, resulting in a diminution of its value. Even if we are successful in foreclosing on a loan, the liquidation proceeds upon sale of the underlying real estate may not be sufficient to recover our cost basis in the loan, resulting in a loss to us. Furthermore, any costs or delays involved in the foreclosure of the loan or a liquidation of the underlying property will further reduce the net proceeds and, thus, increase the loss. Any reductions could harm the value of the commercial mortgage loans in which we intend to invest.

Whether or not we have participated in the negotiation of the terms of any such commercial mortgage loans, we cannot assure you as to the adequacy of the protection of the terms of the applicable loan, including the validity or enforceability of the loan and the maintenance of the anticipated priority and perfection of the applicable security interests. Furthermore, claims may be asserted by lenders or borrowers that might interfere with enforcement of our rights. In the event of a foreclosure, we may assume direct ownership of the underlying real estate.

Whole commercial loan mortgages are also subject to “special hazard” risk (property damage caused by hazards, harm such as earthquakes or environmental hazards, not covered by standard property insurance policies), and to bankruptcy risk (reduction in a borrower’s mortgage debt by a bankruptcy court). In addition, claims may be assessed against us on account of our position as mortgage holder or property owner, including responsibility for tax payments, environmental hazards and other liabilities, which could harm our results of operations, financial condition and our ability to make distributions to our members.

Recent market conditions may make it more difficult for us to analyze potential investment opportunities or our portfolio of assets.

Our success will depend, in part, on our ability to analyze effectively potential investment opportunities in order to assess the level of risk-adjusted returns that we should expect from any particular investment. To estimate the value of a particular asset, we or our affiliates may use historical assumptions that may or may not be appropriate during the current unprecedented downturn in the real estate market and general economy. To the extent that we or our affiliates use historical assumptions that are inappropriate under current market conditions, we may lend on a real estate asset that we might not otherwise lend against, overpay for an asset or acquire an asset that we otherwise might not acquire, which may harm our results of operations and our ability to make distributions to our members.

In addition, as part of our overall portfolio risk management, we intend to analyze interest rate changes and prepayment trends separately and collectively to assess their effects on our portfolio of assets. In conducting our analysis, we may depend on certain assumptions based upon historical trends with respect to the relationship between interest rates and prepayments under normal market conditions. Recent dislocations in the real estate mortgage market or other developments may change the way that prepayment trends have historically responded to interest rate changes, which may harm our ability to (i) assess the market value of our portfolio of assets, (ii) implement any hedging strategies we may decide to pursue, and (iii) implement techniques to reduce our prepayment rate volatility. If our estimates prove to be incorrect or our hedges do not adequately mitigate the impact of changes in interest rates or prepayments, we may incur losses that could harm our financial condition, results of operations and our ability to make distributions to our members.

The supply of commercial mortgage loans available at significant discounts will likely decrease as the economy improves, which may cause us to adjust our investment strategies.

We anticipate that our investment criteria will focus on distressed real estate assets. However, when the current conditions in the commercial mortgage market, the financial markets and the economy stabilize or improve, the availability of borrowers and projects that meet our underwriting criteria, or commercial mortgage loans that meet our investment objectives and strategies will likely decrease, which could prevent us from implementing our business strategies. At that time, we intend to reevaluate our investment strategies, however, any of our current or future strategies may not be successful. Additionally, the manner in which we compete and the types of assets in which we seek to invest will be affected by sudden changes in our industry, the regulatory environment, the role of government-sponsored entities, the role of credit rating agencies or their rating criteria or process, or the U.S. and global economies generally. If we do not effectively respond to these changes, or if our strategies to respond to these changes are not successful, our financial condition and results of operations may be harmed. In addition, we may not be successful in executing our business strategies and even if we successfully implement our business strategies, we may not ever generate revenues or profits.

If we are required to fund the entire amount of unfunded loans in process, our liquidity may be harmed.

We have contractual commitments on unfunded commercial mortgage loans to our borrowers in process and interest reserves totaling $18.2 million at December 31, 2009, of which we estimate we will fund no more than $16.0 million and no more than $8.5 million in cash. The latter amount excludes amounts of previous commitments that we are no longer obligated to fund because the borrowers are in default, the loans have been modified to lower the funding amount, or the loan funding was contingent on various project milestones which were not met. If we are required to fund any of the unfunded contractual commitments to our borrowers for unfunded commercial mortgage loans in process, this could harm our liquidity.

We do not have a dedicated loan workout department.

A substantial portion of the mortgage commercial mortgage loans in our portfolio are in default, and currently performing loans may default in the future. However, we currently do not have a dedicated loan workout department solely designed to renegotiate and manage non-performing or distressed loans. Rather, we typically engage a team of consultants who are physically located at our premises to assist us in managing such activities. Some of these consultants are also employed by other unrelated clients to whom the consultant is obligated to provide time and attention and, thus, these consultants may be unavailable to us from time to time. If employees or consultants are not available to assist us in negotiating and managing non-performing or distressed loans, our rights as a lender or creditor could be compromised and we may not be able to realize the full potential value of these loans.

Because our investments are generally illiquid and we do not expect a secondary market to develop for our loans, we may not be able to diversify our portfolio in response to changes in economic and other conditions, and we will be forced to bear the risk of deteriorating real estate markets, which could increase the borrower’s defaults on our loans and cause the Fund to experience additional losses.

Investments in commercial mortgage loan related assets generally experience periods of illiquidity, including during the current period of delinquencies and defaults with respect to commercial mortgage loans. In addition, we do not expect a secondary market to develop for our portfolio loans. As a result, we will generally bear all the risk of our investments until the loans mature and are repaid. The lack of liquidity may result from the absence of a willing buyer or an established market for these assets, as well as legal or contractual restrictions on resale or the unavailability of financing for these assets. In addition, certain of our target assets, such as bridge loans and other commercial real estate mortgage loans are also particularly illiquid investments due to their short life, their potential unsuitability for securitization and the greater difficulty of recovery in the event of a borrower’s default. The illiquidity of our investments may make it difficult for us to sell such investments at advantageous times or at favorable prices if the need or desire arises, including, if necessary, to maintain our exemption from the Investment Company Act. Moreover, turbulent market conditions, such as those currently in effect, could harm the liquidity of our assets. As a result, our ability to diversify our portfolio in response to changes in economic and other conditions may be relatively limited, which may cause us to incur additional losses. If we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we have previously recorded our assets. This will limit our ability to mitigate our risk in changing real estate markets and may result in reduced returns to our members.

Our access sources of financing may be limited and, thus, our ability to make additional investments may be limited.

Our access to sources of financing will depend upon a number of factors over which we have little or no control, including, among others, the following:

•	general market conditions;
•	the market’s view of the quality of our assets;
•	the market’s view of our management;
•	our performance;
•	the market’s perception of our growth potential;
•	our eligibility to participate in, and access capital from, programs established by the U.S. Government;
•	our current and potential future earnings and cash distributions;

The current dislocations and weaknesses in the capital and credit markets could adversely affect one or more private lenders and could cause one or more lenders to be unwilling or unable to provide us with financing or to increase the costs of such financing to us. In addition, several banks and other institutions that historically have been reliable sources of financing have gone out of business, which has reduced significantly the number of lending institutions and the availability of credit. Moreover, the return on our assets and cash available for distribution to our members may be reduced to the extent that market conditions prevent us from leveraging our assets or cause the cost of our financing to increase relative to the income that can be derived from the assets acquired. If we are unable to obtain financing on favorable terms or at all, we may have to curtail our investment activities, which could limit our growth prospects, and we may be forced to dispose of assets at inopportune times in order to maintain our Investment Company Act exemption.

Under current market conditions, structured financing arrangements are generally unavailable, which has also limited borrowings under warehouse and repurchase agreements that are intended to be refinanced by such financings. Consequently, depending on market conditions at the relevant time, we may have to rely more heavily on additional equity issuances, which may be dilutive to our current members, or on more expensive forms of debt financing that require a larger portion of our cash flow from operations, thereby reducing funds available for our operations, future business opportunities, cash distributions to our members and other purposes. We may not have access to such equity or debt capital on favorable terms at the desired times, or at all, which may cause us to curtail our investment activities or to dispose of assets at inopportune times, and could harm our results of operations and growth prospects.

We are not currently eligible to obtain any TALF loans, and we may not ever be eligible to obtain such loans.

We are not currently eligible to obtain loans pursuant to the Term Asset-Backed Securities Loan Facility, or TALF, which is operated by the Federal Reserve Bank of New York, or FRBNY. The FRBNY has complete discretion regarding the extension of credit under the TALF and is under no obligation to make any loans to us even if we meet all of the applicable criteria. Requests for TALF loans may surpass the amount of funding authorized by the FRBNY and the U.S. Treasury, resulting in an early termination of the TALF. Depending on the demand for TALF loans and the general state of the credit markets, the FRBNY and the U.S. Treasury may decide to modify the terms and conditions of the TALF, including asset and borrower eligibility, including credit rating requirements, at any time. Any such modifications may adversely affect the market value of any of our assets financed through the TALF or our ability to obtain additional TALF financing. If the TALF is prematurely discontinued or reduced while our assets financed through the TALF are still outstanding, there may be no market for these assets and the market value of these assets would be harmed.

We may lack control over mortgage loans that we participate in with other lenders, which could limit our ability to manage such mortgage loans in a manner we deem advisable.

From time to time, we may invest in, or purchase mortgage loans jointly with other lenders, or participate in our existing mortgage loans with other lenders. If we are not the lead lender for the mortgage loans in which we participate, we will be relying on the decisions and judgment of third parties that do not owe the same duties to our members as we do. These decisions and judgments may be different than those we would make and may be adverse to us.

Short-term loans that we may originate or acquire may involve a greater risk of loss than traditional investment-grade mortgage loans with fully insured borrowers.

We have historically, and may continue to, originate or acquire bridge loans secured by first lien mortgages on properties of borrowers who are typically seeking short-term capital to be used in the acquisition, construction or rehabilitation of properties. The typical borrower under a short-term loan has usually identified what they believe is an undervalued asset that may have been under-managed or located in a recovering market. If the market in which the asset is located fails to recover according to the borrower’s projections, or if the borrower fails to improve the quality of the asset’s management or the value of the asset, the borrower may not receive a sufficient return on the asset to satisfy the short-term loan, and we bear the risk that we may not recover some or all of our loan amount.

In addition, borrowers under a bridge loan usually use the proceeds of a conventional mortgage to repay a short-term loan. Therefore, bridge loans are subject to the risk of a borrower’s inability to obtain permanent financing to repay the short-term loan. Short-term loans are also subject to the risk of borrower defaults, bankruptcies, fraud, losses and “special hazard” losses that are not covered by standard hazard insurance. In the event of any default under short-term loans held by us as lenders, we bear the risk of loss of principal and non-payment of interest and fees to the extent of any deficiency between the value of the mortgage collateral and the principal amount and unpaid interest of the short-term loan. To the extent we suffer such losses with respect to our short-term loans, the value of our company and the price of our shares of common stock may be harmed.

The subordinated loan assets that we may acquire will involve greater risks of loss than senior loans secured by income-producing properties.

We may acquire subordinated loans secured by second mortgages on the underlying property or loans secured by a pledge of the ownership interests of either the entity owning the property or a pledge of the ownership interests of the entity that owns the interest in the entity owning the property. These types of assets involve a higher degree of risk than long-term senior mortgage lending secured by income-producing real property, because the loan may become unsecured as a result of foreclosure by the senior lender. In addition, these loans may have higher loan-to-value ratios than conventional mortgage loans, resulting in less equity in the property and increasing the risk of loss of principal. If a borrower defaults on our subordinated loan or debt senior to our loan, or in the event of a borrower bankruptcy, our subordinated loan will be satisfied only after the senior debt is paid in full. Where debt senior to our portfolio loan exists, the presence of intercreditor arrangements between the holder of the mortgage loan and us, as the subordinated lender, may limit our ability to amend our loan documents, assign our loans, accept prepayments, exercise our remedies and control decisions made in bankruptcy proceedings relating to borrowers. As a result, we may not recover some or all of our investment, which could result in losses to us. In addition, even if we are able to foreclose on the underlying collateral following a borrower’s default on a subordinated loan, we may assume the rights and obligations of the defaulting borrower under the loan and, to the extent income generated on the underlying property is insufficient to meet outstanding debt obligations on the property, we may need to commit substantial additional capital to stabilize the property and prevent additional defaults to lenders with existing liens on the property. Significant losses related to our subordinated loans could harm our results of operations and our ability to make distributions to our members.

Our due diligence may not reveal all of a borrower's or asset’s liabilities and may not reveal other investment risks.

Before investing in an asset or making a loan to a borrower, we assess the strength and skills of the asset or potential borrower and other factors that we believe are relevant to the performance of the investment. In making this assessment and otherwise conducting customary due diligence, we rely on numerous resources reasonably available to us and, in some cases, an investigation by third parties. This process is particularly subjective, and of lesser value than would otherwise be the case, with respect to newly organized entities because there may be little or no information publicly available about those entities. There can be no assurance that our due diligence processes will uncover all relevant facts or problems, or that any particular investment will be successful.

Any repurchase agreements and bank credit facilities that we may use in the future to finance our assets may require us to provide additional collateral or pay down debt.

We have and may continue to utilize repurchase agreements and bank credit facilities (including term loans and revolving facilities) to finance our assets if such financing becomes available to us on acceptable terms. In the event we utilize such financing arrangements, they would involve the risk that the market value of the loans or real estate pledged or sold by us to the repurchase agreement counterparty or provider of the bank credit facility may decline in value, in which case the lender may require us to provide additional collateral or to repay all or a portion of the funds advanced. We may not have the funds available to repay our debt at that time, which would likely result in default unless we are able to raise the funds from alternative sources, which we may not be able to achieve on favorable terms or at all. A lender’s requirement that we post additional collateral would reduce our liquidity and limit our ability to leverage our assets. If we cannot meet these requirements, the lender could accelerate our indebtedness, increase the interest rate on advanced funds and terminate our ability to borrow funds from them, which could harm our financial condition and ability to implement our business plan. In addition, in the event that a lender to us files for bankruptcy or becomes insolvent, the loans to us may become subject to bankruptcy or insolvency proceedings, thus depriving us, at least temporarily, of the benefit of these assets. Such an event could restrict our access to bank credit facilities and increase our cost of capital. The providers of repurchase agreement financing and bank credit facilities may also require us to maintain a certain amount of cash or set aside assets sufficient to maintain a specified liquidity position that would allow us to satisfy our collateral obligations. As a result, we may not be able to leverage our assets as fully as we would choose which could reduce our return on assets. In the event that we are unable to meet these collateral obligations, our financial condition and prospects could deteriorate rapidly.

As of December 31, 2009, we had no repurchase agreements or bank credit facilities in place. However, subsequent to December 31, 2009, the Fund, through wholly-owned subsidiaries, secured financing from two lenders totaling $12.5 million for the purpose of funding remaining loan obligations, anticipated development costs for real estate owned, and working capital needs.

In the future, we may use additonal leverage to execute our business strategy, which may reduce the return on our assets, reduce cash available for distribution to our members and increase losses when economic conditions are unfavorable.

In the future, subject to market conditions and availability, we may use additional leverage to finance our assets through borrowings from a number of sources, including repurchase agreements, resecuritizations, securitizations, warehouse facilities and bank credit facilities (including term loans and revolving facilities). Given current market conditions, we may also seek to take advantage of available borrowings, if any, under government sponsored debt programs, such as the TALF, to acquire all types of commercial real estate mortgage loans and other real estate-related assets, to the extent such assets are eligible for funding under such programs. Although we are not required to maintain any particular assets-to-equity leverage ratio, the amount of leverage we may deploy for particular assets will depend on our available capital, our ability to access financing arrangements, our estimated stability of cash flows generated from the assets in our portfolio and our assessment of the risk-adjusted returns associated with those assets. The percentage of leverage will vary over time depending on our ability to enter into repurchase agreements, resecuritizations, securitizations, warehouse facilities and bank credit facilities (including term loans and revolving facilities), our ability to participate in and obtain funding under programs established by the U.S. government, available credit limits and financing rates, type or amount of collateral required to be pledged and our assessment of the appropriate amount of leverage for the particular assets we are funding.

To the extent that we use leverage to finance our assets, our financing costs will reduce cash available for distribution to our members. We may not be able to meet our financing obligations and, to the extent that we cannot, we risk the loss of some or all of our assets to liquidation or sale to satisfy our obligations. We may leverage certain of our assets through repurchase agreements. A decrease in the value of these assets may lead to margin calls which we will have to satisfy. We may not have the funds available to satisfy any such margin calls and may be forced to sell loans or real estate assets at significantly depressed prices due to market conditions or otherwise, which may result in losses to us. The satisfaction of such margin calls may reduce cash flow available for distribution to our members.

Any borrowing by us may increase our risk and may harm our operations and reduce the amount we have available to distribute to our members.

We anticipate that from time to time we may borrow funds to generate additional liquidity for the payment of operating expenses, costs relative to the ownership of real estate owned, and obligations under our loans to borrowers or for purposes of making investments. During the year ended December 31, 2009, we repaid principal of $4.4 million of the $6.0 million we had previously borrowed from the Manager secured by certain of our portfolio loans. In addition, subsequent to December 31, 2009, the Fund, through wholly-owned subsidiaries, secured financing from two lenders totaling $12.5 million for the purpose of funding remaining loan obligations, anticipated development costs for real estate owned, and working capital needs. We expect that additional borrowings may be necessary or advisable from time to time. Any borrowings will require us to carefully manage our cost of funds and we may not be successful in this effort. If we are unable to repay any indebtedness we incur or make interest payments on any loans we incur, our lenders would likely declare us in default and could require that we repay all amounts owing under our loan facilities or take possession of the collateral. Even if we are repaying the indebtedness in a timely manner, interest payments owing on the borrowed funds may reduce our income and any distributions to our members. We may borrow funds from several sources, and the terms of any indebtedness we incur may vary.

Borrowing subjects us to a number of other risks, including, among others, the following:

•
if we are unable to repay any indebtedness or make interest payments on any loans we incur, our lenders would likely declare us in default and could require that we repay all amounts outstanding under our loan facilities;

•	acceleration of debt (and any other debt containing a cross-default or cross-acceleration provision) that we may be unable to repay from internal funds or to refinance on favorable terms, or at all;
•	our inability to borrow unused amounts under our financing arrangements, even if we are current in payments on our borrowings under those arrangements;
•	the loss of some or all of our assets securing the loans to foreclosure or sale;
•	even if we are repaying the indebtedness in a timely manner, interest payments owing by us on the borrowed funds may reduce our income and any distributions to our members;
•	our debt may increase our vulnerability to adverse economic and industry conditions with no assurance that investment yields will increase with higher financing costs;
•
we may be required to dedicate a substantial portion of our cash flow from operations to payments on our debt, thereby reducing funds available for operations, future business opportunities, stockholder distributions or other purposes;

•	we may not be able to refinance debt that matures prior to the investment it was used to finance on favorable terms, or at all; and
•
some lenders may require as a condition of making a loan to us that the lender receive a priority on mortgage repayments received by us on our mortgage portfolio, thereby requiring the first dollars we collect to go to our lenders.

Any of these risks could harm our business and financial condition.

We cannot predict the effect of recent legislative and regulatory initiatives.

The U.S., state and foreign governments have taken or are considering extraordinary actions in an attempt to address the worldwide financial crisis and the severe decline in the global economy. To the extent adopted, many of these actions have been in effect for only a limited time, and have produced limited or no relief to the capital, credit and real estate markets. These actions or other actions under consideration may not ultimately be successful or beneficial to us.

In the U.S., the federal government has adopted, among other things, the Emergency Economic Stabilization Act of 2008 (enacted on October 3, 2008) and the American Recovery and Reinvestment Act of 2009 (enacted on February 17, 2009). With authority granted under these laws, the United States Department of the Treasury has proposed a financial stability plan that is intended to, among other things, invest additional capital into banks and provide for various forms of economic stimulus. Other laws, regulations, and programs at the federal, state and local levels are under consideration that seek to address the economic climate and real estate and other markets. We cannot predict the effect that these or other actions will have on our business, results of operations and financial condition. Further, the failure of these or other actions and the financial stability plan to stabilize the economy could harm our business, results of operations and financial condition.

The Investment Company Act may limit our ability to generate returns for our members.

If we become subject to the Investment Company Act, we would be required to comply with numerous additional regulatory requirements and restrictions, any or all of which could harm the sustainability of our operations and our ability to make distributions, and may force us to discontinue the business. The Manager believes that we have qualified for the real estate exemption under the Investment Company Act since the inception of the Fund. If the market value or income potential of our real estate-related investments declines as a result of increased interest rates, prepayment rates or other factors, we may need to increase our real estate investments and income or liquidate our non-qualifying assets in order to maintain our exemption from the Investment Company Act. In view of the illiquid nature of certain of our real estate and real estate-related investments, we may not be able to liquidate our non-qualifying assets at opportune times or prices, if at all, in order to maintain our Investment Company Act exemption. Similarly, we may not have sufficient capital or access to capital at favorable prices, if at all, if we were required to increase our qualifying real estate assets in order to maintain our Investment Company Act exemption. If the value of our assets fluctuates dramatically, our ability to maintain compliance may be particularly difficult, which may cause us to make investment decisions that we otherwise would not make absent Investment Company Act considerations. Moreover, as the real estate market evolves, we may determine that the commercial real estate market does not offer the potential for attractive risk-adjusted returns pursuant to an investment strategy that is consistent with our intention to operate in a manner to maintain our exemption from registration under the Investment Company Act. For example, if we believe the maintenance of our exemption under the Investment Company Act imposes undue limitations on our ability to generate attractive risk-adjusted returns to our investors, the Manager may seek member approval to wind down our assets and liquidate our business.

If we were required to register as an investment company under the Investment Company Act but failed to do so, the SEC could bring an action to enjoin us from further violating the Investment Company Act. Also, the laws and regulations governing investment companies, including the interpretations of the Division of Investment Management of the SEC regarding the treatment of assets as qualifying real estate assets or real estate-related assets, may change in a manner that harms our operations. As a result, the Investment Company Act may limit our ability to generate returns for our members.

To the extent that we obtain debt financing as a borrower, we expect that certain of our financing facilities may contain restrictive covenants relating to our operations, which could harm our business, results of operations, and our ability to make distributions to our members.

If or when we obtain debt financing as a borrower, lenders (especially in the case of bank credit facilities) may impose restrictions on us that would affect our ability to incur additional debt, make certain investments or acquisitions, reduce liquidity below certain levels, make distributions to our members, redeem debt or equity securities and impact our flexibility to determine our operating policies and investment strategies. For example, such loan documents could contain negative covenants that limit, among other things, our ability to distribute more than a certain amount of our net income or funds from operations to our members, hold portfolio mortgage loans for longer than established time periods, employ leverage beyond certain amounts, sell assets, engage in mergers or consolidations, grant liens, and enter into transactions with affiliates. If we fail to meet or satisfy any of these covenants, we would be in default under these agreements, and our lenders could elect to declare loans outstanding to us due and payable, terminate their commitments, require the posting of additional collateral and enforce their respective interests against existing collateral from us. We also may be subject to cross-default and acceleration rights and, with respect to collateralized debt, requirements for us to post additional collateral, and foreclosure rights upon default. A default also could limit significantly our financing alternatives, which could cause us to curtail our investment activities or prematurely dispose of assets.

We may seek to utilize non-recourse long-term securitizations in the future, and such structures may expose us to risks, which could result in losses to us.

In the future, we may seek to utilize non-recourse long-term securitizations of our investments in mortgage loans, especially loan originations, if and when they become available and to the extent consistent with the maintenance of our exemption from the Investment Company Act, in order to generate cash for funding new investments. This would involve conveying a pool of assets to a special purpose vehicle (or the issuing entity) which would issue one or more classes of non-recourse promissory notes pursuant to the terms of an indenture. The notes would be secured by the pool of assets. In exchange for the transfer of assets to the issuing entity, we would receive the cash proceeds on the sale of the non-recourse notes and a 100% interest in the equity of the issuing entity. The securitization of our portfolio investments might magnify our exposure to losses on those portfolio investments because any equity interest we retain in the issuing entity would be subordinate to the notes issued to investors and we would, therefore, absorb all of the losses sustained with respect to a securitized pool of assets before the owners of the notes experience any losses. Moreover, may not be able to access the securitization market, or be able to do so at favorable rates. The inability to consummate securitizations of our portfolio to finance our investments on a long-term basis could require us to seek other forms of potentially less attractive financing or to liquidate assets at an inopportune time or price, which could harm our performance and our ability to grow our business.

Any warehouse facilities that we may obtain in the future may limit our ability to acquire or originate assets, and we may incur losses if the collateral is liquidated.

We may utilize, if available, warehouse facilities pursuant to which we would accumulate mortgage loans, which assets would be pledged as collateral for such facilities. In order to borrow funds to originate or acquire assets under any future warehouse facilities, we expect that our lenders thereunder would have the right to review the potential assets for which we are seeking financing. We may be unable to obtain the consent of a lender to acquire assets that we believe would be beneficial to us and we may be unable to obtain alternate financing for such assets. The lender could liquidate the warehoused collateral and we would then have to pay any amount by which the original purchase price of the collateral assets exceeds its sale price, subject to negotiated caps, if any, on our exposure. Currently, we have no warehouse facilities in place, and may not be able to obtain one or more warehouse facilities on favorable terms, or at all.

 Risks Related to Our Current Operations

If we do not resume our mortgage lending activities, we will not be able to grow our business and our financial results and financial condition will be harmed.

Effective October 1, 2008, the Manager elected to suspend certain of our activities, including, among other things, the funding and origination of any new commercial mortgage loans. This election was made in order to preserve our capital and to seek to stabilize our operations and liquid assets in order to assist us in our efforts to meet our future obligations, including those pursuant to current loan commitments we have made to borrowers. There is a risk that we may not resume lending for an extended period of time, or that we may not resume lending at historical levels. The inability to fund new loans prevents us from capitalizing on interest or other fee paying investments, and managing interest rate and other portfolio risk as our existing investments are sold, restructured or refinanced. Any one or more of the foregoing could harm our results and financial condition.

Defaults on our mortgage loans will decrease our revenue and may harm our business.

We are in the business of acquiring and originating commercial mortgage loan investments and, as such, we are at risk of default by borrowers. Any failure of a borrower to repay the mortgage loans in our portfolio or to pay interest on such loans will reduce our (i) revenue and distributions, if any, to members. At December 31, 2009, 50 of our 55 portfolio loans with principal balances totaling $532.0 million were in default, and we had commenced foreclosure proceedings on 19 of these 50 loans. The Manager anticipates that it will commence foreclosure actions on additional loans in our portfolio, and the Fund is negotiating with the borrowers and assessing the possibility of modifying the loan terms of any remaining loans in default. In addition, during the year ended December 31, 2009, we acquired six real estate assets through foreclosure of the related mortgage loans with a carrying value of $42.6 million. The actual net realizable value of such properties may not exceed the carrying value of the Fund’s investment in these properties at December 31, 2009.

Our borrowers are exposed to risks associated with owning real estate, and unexpected expenses or liabilities resulting from such ownership could reduce the likelihood that our borrowers will be able to develop or sell the real estate that serves as collateral for our loans, which will increase the likelihood that our borrowers will default on the loans that we fund or acquire.

Among other matters, our borrowers are subject to risks, expenses and liabilities associated with owning real estate, including, among others:

•	the expense of maintaining, operating, developing and protecting the real estate that serves as collateral for our loans;
•	the risk of a decline in value of such real estate due to market or other forces;
•	the absence of financing for development and construction activities, if financing is required;
•	the risk of default by tenants who occupy such real estate and have rental obligations to the owners of such real estate;

•	the risks of zoning, rezoning, and many other regulatory matters affecting such real estate;
•	acts of God, including earthquakes, floods and other natural disasters, which may result in uninsured losses;
•	acts of war or terrorism;
•	adverse changes in national and local economic and market conditions;
•
changes in, related costs of compliance with, or fines or private damage awards for failure to comply with existing or future federal, state and local laws and regulations, fiscal policies and zoning ordinances;

•	costs of remediation and liabilities associated with environmental conditions;
•	the potential for uninsured or under-insured property losses;
•	the impact of economic, market, environmental and political conditions on the ability to market or develop properties;
•	financial and tort liability risks, including construction defect claims, associated with the ownership, development and construction on such real estate; and
•	market risk and the possibility that they will not be able to develop, sell or operate such real estate to generate the income expected from such real estate.

Any or all of these risks, if not properly managed by the borrower, could impose substantial costs or other burdens on our borrower or such real estate, or result in a reduction in the value of such real estate, thereby increasing the likelihood of default by the borrower on our portfolio loan and reducing or eliminating our ability to make distributions to our members. In addition, to the extent we foreclose on any such real estate securing our portfolio loans, we become directly subject to these same risks.

By becoming the owner of property, we become subject to the various risks of owning real property and we could incur unexpected costs and expenses, which could harm our business.

We have acquired real property in connection with foreclosures of commercial mortgage loans in our portfolio in which we have invested, and we may acquire additional real property in this manner in the future. As of December 31, 2009, we owned 17 properties with an aggregate net carrying value of $104.2 million. As an owner of real property, we will incur some of the same obligations and be exposed to some of the same risks as our applicable borrower was prior to our foreclosure on the applicable portfolio loan. See the risk factor above starting with “Our borrowers are exposed to risks associated with owning real estate ”.

The commercial mortgage loans we acquire are subject to the ability of the commercial property owner to generate net income from operating the property as well as the risks of delinquency and foreclosure.

The ability of a commercial mortgage loan borrower to repay a loan secured by an income-producing property, such as a multi-family or commercial property, typically is dependent primarily upon the successful operation of the property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay the loan may be impaired. Net operating income of an income producing property can be affected by, among other things, tenant mix, success of tenant businesses, property management decisions, property location and condition, competition from comparable types of properties, changes in laws that increase operating expenses or limit rents that may be charged, any need to address environmental contamination at the property, the occurrence of any uninsured casualty at the property, changes in national, regional or local economic conditions or specific industry segments, declines in regional or local real estate values, declines in regional or local rental or occupancy rates, increases in interest rates, real estate tax rates and other operating expenses, changes in governmental rules, regulations and fiscal policies, including environmental legislation, acts of God, terrorism, social unrest and civil disturbances.

Most commercial mortgage loans are effectively nonrecourse obligations of the borrower, meaning that there is no recourse against the borrower’s assets other than the underlying collateral. In the event of any default under a non-recourse commercial mortgage loan held directly by us in our portfolio, we will bear a risk of loss of principal to the extent of any deficiency between the value of the collateral (or our ability to realize such value through foreclosure) and the principal and accrued interest on the mortgage loan, which could harm our results of operations and cash flow from operations and limit amounts available for distribution to our members. In the event of the bankruptcy of a commercial mortgage loan borrower, the mortgage loan to such borrower will be deemed to be secured only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the commercial mortgage loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law. Foreclosure of a commercial mortgage loan can be an expensive and lengthy process, which could have a substantial negative effect on our anticipated return on the foreclosed commercial mortgage loan.

We rely on the value of our real estate collateral to protect our commercial mortgage loans, and that real estate collateral is subject to appraisal errors and the collateral’s realizable value is subject to decrease based on events beyond our control.

We depend upon the value of our real estate collateral to protect the commercial mortgage loans that we make or acquire. We depend upon the skill of independent appraisers and other techniques to value the collateral of the commercial mortgage loans we hold. However, notwithstanding the experience of the appraisers selected or approved by the Manager, they may make mistakes or may err in their judgment. Also, the realizable value of the real estate securing our portfolio loans may decrease due to subsequent events, such as the precipitous decline in value experienced as a result of the real estate market downturn. As a result, there may be less collateral than anticipated at the time the applicable commercial mortgage loan was originated or acquired. In this regard, in recent periods, the real estate markets across the United States have declined. If the value of the collateral supporting our commercial mortgage loans declines and a foreclosure sale occurs, we may not recover the full amount of our commercial mortgage loan, thus reducing the amount of our cash available, if any, and may harm our business.

Our underwriting standards and procedures may not have protected us from loan defaults, which could harm our business.

Due to the nature of our business model, we believe the underwriting standards and procedures used by the Manager are different from conventional lenders. While several procedures in the Manager’s underwriting process are similar to those of traditional lenders, there are also some differences that provide the Manager with more flexibility in underwriting and closing loans. Due to the nature of our loan approval process, there is a risk that the underwriting the Manager performed did not, and the underwriting we perform will not, reveal all material facts pertaining to the borrower and the collateral, and there may be a greater risk of default by our borrowers which, as described above, could harm our business.

Guarantors of our portfolio loans may not have sufficient assets to support their guarantees, which could make enforcing such guarantees difficult and costly, and could harm our operations.

Our commercial mortgage loans are not insured or guaranteed by any federal, state or local government agency. Our loans may be guaranteed by individuals or entities which are typically affiliated with the borrower. These guarantors may not have sufficient assets to support their guarantees in whole or in part, and collections pursuant to any such guarantees may be difficult and costly. Consequently, if there is a default on a particular commercial mortgage loan and the guarantee, our only recourse may be to foreclose upon the mortgaged real property. The value of the foreclosed property may have decreased and may not be equal to the amount outstanding under the corresponding loan, resulting upon sale in a decrease of the amount of our cash available, if any, and may harm our business.

We have limited experience in managing and developing real estate and, following a foreclosure, we may not be able to manage the real estate we foreclose upon or develop the underlying projects in a timely or cost-effective manner, or at all, which could harm our results of operations.

We have limited experience in managing and developing real estate. When we acquire real estate through foreclosure on one of our portfolio loans or otherwise, we may seek to complete the underlying projects, either alone or through joint ventures. We may not be able to manage the development process in a timely or cost-effective manner or at all.

If we require third-party assistance in managing or developing projects, either through joint ventures or selling the rights to manage or develop projects in whole, we may be unable to find such assistance at an attractive cost or at all. Even if we are able to locate such assistance, we may be exposed to the risks associated with the failure of the other party to complete the development of the project as expected or desired. These risks include the risk that the other party would default on its obligations, necessitating that we complete the other components ourselves (including providing any necessary financing).

If we enter into joint ventures to manage or develop projects, such joint ventures involve certain risks, including, without limitation, that:

•	we may not have voting control over the joint venture;
•	we may not be able to maintain good relationships with the joint venture partners;
•	the joint venture partner may have economic or business interests that are inconsistent with our interests;
•
the joint venture partner may fail to fund its share of operations and development activities, or to fulfill its other commitments, including providing accurate and timely accounting and financial information to us; and

•	the joint venture or venture partner could lose key personnel.

Any one or more of these risks could harm our results of operations.

We may experience a decline in the fair value of our assets, which could harm our results of operations, financial condition and our ability to make distributions to our members.

A decline in the fair market value of our assets may require us to recognize a provision for credit losses or an impairment charge against such assets under accounting principles generally accepted in the United States, or GAAP, if we were to determine that, with respect to any assets in unrealized loss positions, we do not have the ability and intent to hold such assets to maturity or for a period of time sufficient to allow for recovery to the amortized cost of such assets. If such a determination were to be made, we would recognize unrealized losses through earnings and write down the amortized cost of such assets to a new cost basis, based on the fair value of such assets on the date they are considered to be impaired. For example, we recorded a provision for credit losses and charge totaling $296.0 million and $79.3 million, respectively, for the years ended December 31, 2008 and December 31, 2009, respectively, as well as impairment charges on real estate owned assets of $27.2 million and $8.0 million, respectively. For further information, see the section entitled “ Management’s Discussion and Analysis of Financial Condition and Results of Operations of IMH Secured Loan Fund, LLC — Results of Operations for the Years Ended December 31, 2007, 2008, and 2009 — Revenues —  Provision for Credit Losses and Other Charges .” We could be required to record additional valuation adjustments in the future. Such provisions for credit losses and impairment charges reflect non-cash losses at the time of recognition; subsequent disposition or sale of such assets could further affect our future losses or gains, as they are based on the difference between the sale price received and adjusted carrying value of such assets at the time of sale. If we experience a decline in the fair value of our assets, our results of operations, financial condition and our ability to make distributions to members could be harmed.

Some of our portfolio investments are and will be recorded at fair value and, as a result, there will be uncertainty as to the value of these investments.

The fair value of assets in our portfolio that are not publicly traded may not be readily determinable, requiring us to make certain estimates and adjustments. Depending on whether these securities and other investments are classified as available-for-sale or held-to-maturity, we will value certain of these investments at fair value, as determined in accordance with applicable accounting guidance, which may include unobservable inputs. Because such valuations are subjective, the fair value of certain of our assets may fluctuate over short periods of time and our determinations of fair value may differ materially from the values that would have been used if a ready market for these assets existed. The value of our business could be harmed if our determinations regarding the fair value of these investments were materially higher than the values that we ultimately realize upon their disposal. Similarly, if the fair value of assets are lower than the value we ultimately realize upon the sale of those assets, the value of our business may understate the actual value thereof.

Valuations of certain assets in which we may invest may be difficult to obtain or unreliable. In general, third-party dealers and pricing services heavily disclaim their valuations. Dealers may claim to furnish valuations only as an accommodation and without special compensation, and so they may disclaim any and all liability for any direct, incidental or consequential damages arising out of any inaccuracy or incompleteness in valuations, including any act of negligence or breach of any warranty. Depending on the complexity and illiquidity of an asset, valuations of the same asset can vary substantially from one dealer or pricing service to another. Therefore, conflicts of interest exist to the extent that the Manager is involved in the determination of the fair value of our investments. Additionally, our results of operations for a given period could be harmed if our determinations regarding the fair value of these investments were materially higher than the values that we ultimately realize upon their disposal. The valuation process has been particularly challenging recently as market events have made valuations of certain assets more difficult, unpredictable and volatile.

We may refinance existing loans at rates lower than those currently available to us.

Substantially all of our variable rate loans contain provisions for interest rate floors, which has allowed us to benefit from interest rate terms in excess of the current Prime rate. However, given current market conditions and the likely necessity to extend loans to 24-month terms, or longer, we have negotiated in the past, and expect to continue to renegotiate in the future, certain of the commercial mortgage loans in our portfolio at terms that are more reflective of current market rates, which is expected to result in lower mortgage income for us.

Increases in interest rates could adversely affect the value of our investments and cause our interest expense to increase, which could result in reduced earnings or losses and negatively affect our profitability as well as the cash available for distribution to our members.

Our investment in certain assets will generally decline in value if long-term interest rates increase. Declines in market value may ultimately reduce earnings or result in losses to us, which may negatively affect cash available for distribution to our members. A significant risk associated with our target assets is the risk that both long-term and short-term interest rates will increase significantly. If long-term rates increased significantly, the market value of these investments would decline, and the duration and weighted average life of the investments would increase.

In addition, in a period of rising interest rates, our operating results will depend in large part on the difference between the income from our assets and financing costs. We anticipate that, in most cases, the income from such assets will respond more slowly to interest rate fluctuations than the cost of our borrowings. Consequently, changes in interest rates, particularly short-term interest rates, may significantly influence our net interest income, which is the difference between the interest income we earn on our interest-earning investments and the interest expense we incur in financing these investments. Increases in these rates will tend to decrease our net income and market value of our assets.

Rising interest rates may also cause our target assets that were originated or acquired prior to an interest rate increase to provide yields that are below prevailing market interest rates. If rising interest rates cause us to be unable to acquire a sufficient volume of our target assets with a yield that is above our borrowing cost, our ability to satisfy our investment objectives and to generate income and pay dividends may be harmed. An increase in interest rates may cause a decrease in the volume of certain of our target assets, which could harm our ability to acquire target assets that satisfy our investment objectives and to generate income and make distributions to our members.

The relationship between short-term and longer-term interest rates is often referred to as the “yield curve.” Ordinarily, short-term interest rates are lower than longer-term interest rates. If short-term interest rates rise disproportionately relative to longer-term interest rates (a flattening of the yield curve), our borrowing costs may increase more rapidly than the interest income earned on our assets. Because we expect our investments, on average, generally will bear interest based on longer-term rates than our borrowings, a flattening of the yield curve would tend to decrease our net income and the market value of our net assets. Additionally, to the extent cash flows from investments that return scheduled and unscheduled principal are reinvested, the spread between the yields on the new investments and available borrowing rates may decline, which would likely decrease our net income. It is also possible that short-term interest rates may exceed longer-term interest rates (a yield curve inversion), in which event our borrowing costs may exceed our interest income and we could incur operating losses. As a result of the foregoing, significant fluctuations in interest rates could harm affect our results of operations, financial conditions and our ability to make distributions to our members.

Prepayment on our investments may harm the value of our portfolio of assets.

The value of our assets may be harmed by prepayment rates on mortgage loans. If we purchase assets at a premium to par value, when borrowers prepay their mortgage loans faster than expected, the corresponding prepayments on the mortgage loans may reduce the expected yield on such loans because we will have to amortize the related premium on an accelerated basis. As of the date of this Form 10-K, our portfolio loans did not provide for any prepayment penalties or fees. Conversely, if we purchase assets at a discount to par value, when borrowers prepay their mortgage loans slower than expected, the decrease in corresponding prepayments on the mortgage assets may reduce the expected yield on such loans because we will not be able to accrete the related discount as quickly as originally anticipated. Prepayment rates on loans may be affected by a number of factors, including, without limitation, the availability of mortgage credit, the relative economic vitality of the geographic area in which the related properties are located, the servicing of the mortgage loans, possible changes in tax laws, other opportunities for investment, and other economic, social, geographic, demographic, legal and other factors beyond our control. Consequently, such prepayment rates cannot be predicted with certainty and no strategy can completely insulate us from prepayment or similar risks. In periods of declining interest rates, prepayment rates on mortgage loans generally increase. If general interest rates decline at the same time, we are likely to reinvest the proceeds of such prepayments received during such periods in assets yielding less than the yields on the assets that were prepaid. In addition, as a result of the risk of prepayment, the market value of the prepaid assets may benefit less than other fixed income assets from declining interest rates.

Our loans generally contain provisions for balloon payments upon maturity, which are riskier than loans with fully amortized payments and which increases the likelihood that a borrower may default on the loan.

As of the date of this Form 10-K, substantially all of our portfolio loans provide for monthly payment of interest only with a “balloon” payment of principal payable in full upon maturity of the loan. To the extent that a borrower has an obligation to pay us mortgage loan principal in a large lump sum payment, its ability to repay the loan may depend upon its ability to sell the property, obtain suitable refinancing or otherwise raise a substantial amount of cash. A borrower may not have sufficient resources available to make a balloon payment when it becomes due. As a result, these loans may involve a higher risk of default than amortizing loans.

Competition for buyers of real estate that we own, or for take-out financing for our borrowers, places severe pressure on asset values, and we may not be able to realize the full value of any of our investments as a result.

The industry in which we operate is serviced primarily by conventional mortgage lenders and loan investors, which include commercial banks, insurance companies, mortgage brokers, pension funds, and private and other institutional lenders. There are also a relatively smaller number of non-conventional lenders that are similar to us. If we resume lending operations, we expect to compete with these same lenders as well as new entrants to the competitive landscape who are also focused on originating and acquiring commercial mortgage loans for investment.

We expect to compete with many market participants if and when we re-enter the lending market. Additionally, as we seek to locate purchasers for real estate we have acquired, or for takeout financing for our borrowers, we are competing with a large number of persons and entities that have acquired real estate, whether through foreclosure or otherwise, and that have originated commercial mortgage loans, in the past few years. Many of these persons and entities utilized leverage to purchase the real estate or fund the loans, and many are selling collateral or accepting takeout financing worth less than the original principal investment in order to generate liquidity and satisfy margin calls or other regulatory requirements. If we are not able to compete successfully, our ability to realize value from our existing loan portfolio may be harmed or delayed, and we may not be able to grow our asset portfolio.

Our business is subject to regulation by several government agencies and a disciplinary or civil action that occurs as a result of an actual or alleged violation of any rules or regulations to which we are subject could harm our business.

The Manager and its affiliates are subject to extensive regulation and oversight by various state and federal regulatory authorities, including, without limitation, the Arizona Corporation Commission or the ACC, the Arizona Department of Revenue, the Arizona Department of Financial Institutions (Banking) and the SEC. Many of these authorities have generally increased their scrutiny of the entities they regulate following recent events in the homebuilding, finance and capital markets sectors. We and the Manager are also subject to various federal and state securities laws regulating the issuance and sale of securities. In the event that we or the Manager do not adhere to these and other laws and regulations which apply to us, we could face potential disciplinary or other civil action that could harm our business.

In December 2004, and pursuant to several supplemental requests thereafter, the ACC requested certain information pertaining to the operations of the Fund and the Manager, and the Manager responded to all requests made by the ACC. Neither the Manager nor the Fund had any communication from the ACC from November 2005 until July 2009. In July 2009, the ACC requested from the Manager information concerning certain affiliates of the Manager. Following a response by the Manager to this request, and a meeting by certain of the Manager’s representatives with the ACC in October 2009, we were notified by a representative of the ACC in December 2009 that the ACC did not have any further information requests and, thereafter, that the ACC had ceased its inquiry.

In addition, following the suspension of certain of our activities, including the suspension of our willingness to execute redemption requests from holders of membership units in the Fund who are seeking liquidity, certain of the members have requested that their redemption requests be honored due to financial hardships or other reasons. In each instance, we have responded that we will not grant such requests and are treating all of the members uniformly. While neither the Manager nor we have been served with any lawsuits from any of the members, certain of the members have filed grievances with the SEC and possibly other regulatory agencies related to the Manager’s administration of the Fund, and we are unable to predict the outcome of any such grievances.

We invest in construction loans, which may expose us to an increased risk of loss.

We have historically originated and invested in construction loans. If we fail to fund our entire commitment on a construction loan, or if a borrower otherwise fails to complete the construction of a project, there could be adverse consequences to us associated with the loan, including: a loss in the value of the property securing the loan, especially if the borrower is unable to raise funds to complete it from other sources; a borrower asserts or claims against us for failure to perform our obligations as a lender under the loan documents; increased costs to the borrower that the borrower is unable to pay; a bankruptcy filing by the borrower; and abandonment by the borrower of the collateral for our loan.

Risks of cost overruns and non-completion of renovation of the properties underlying rehabilitation loans may result in significant losses.

We have historically originated and invested in certain rehabilitation loans. The renovation, refurbishment or expansion by a borrower of a mortgaged property involves risks of cost overruns and non-completion. Estimates of the costs of improvements to bring an acquired property up to standards established for the market position intended for that property may prove inaccurate. Other risks may include: rehabilitation costs exceeding original estimates, possibly making a project uneconomical; environmental risks; and rehabilitation and subsequent leasing of the property not being completed on schedule. If such renovation is not completed in a timely manner, or if renovation costs are more than expected, the borrower may experience a prolonged impairment of net operating income and may not be able to make payments to us on our loan on a timely basis or at all, which could result in significant losses to us.

The Manager has taken various actions to seek to manage us through the recession, however, these or future actions may not be successful, in part or at all, and a failure of any one or more of these actions could harm us.

The Manager, on our behalf, has taken various actions to seek to manage us through the recession, including, among other things, marketing certain of our whole loans and participation interests for sale, and disposing of real estate owned that was acquired by us through foreclosure. The Manager is also continuously evaluating other options for us. Many of the challenges being faced by us are beyond the control of the Manager, including a lack of adequate lender credit availability in the marketplace, the general illiquidity in financial markets in the United States, and the decline in real estate prices and the prices of real-estate related assets. These or other actions by the Manager may not be successful, in part or at all, and a failure of any one or more of these actions could harm us.

Our loan and real estate portfolio is concentrated geographically and a further downturn in the economies or markets in which we operate could harm our loan portfolio.

As of the date of this Form 10-K, we have commercial mortgage loan investments and real property in Arizona, California, Texas, New Mexico, Idaho, Minnesota, Utah and Nevada. Because we are generally not diversified geographically and are not required to observe any specific geographic diversification criteria, a further downturn in the economies of the states in which we own real estate or have commercial mortgage loan investments in our portfolio, or a further deterioration of the real estate market in these states, could further harm our loan and real estate portfolio.

We may have difficulty protecting our rights as a secured lender, which could reduce the value or amount of collateral available to us upon foreclosure and harm our business.

We believe that our loan documents enable us to enforce our rights thereunder with our borrowers. However, the rights of borrowers and the rights of other secured lenders may limit our practical realization of those benefits. For example:

•
Foreclosure is subject to the delays in the legal processes involved. Judicial foreclosure could involve protracted litigation. Although we expect to generally use non-judicial foreclosure, which is generally quicker, our collateral may deteriorate and decrease in value during delays in the foreclosure process.

•
The borrower’s right of redemption following foreclosure proceedings can delay or deter the sale of our collateral and can, for practical purposes, require us to own and manage any property acquired through foreclosure for an extended period of time.

•	Unforeseen environmental hazards may subject us to unexpected liability and procedural delays in exercising our rights.
•	The rights of junior secured creditors in the same property can create procedural hurdles for us when we foreclose on collateral.
•	We may not be able to obtain a deficiency judgment after we foreclose on collateral. Even if a deficiency judgment is obtained, it may be difficult or impossible to collect on such a judgment.
•
State and federal bankruptcy laws can temporarily prevent us from pursuing any actions against a borrower or guarantor, regardless of the progress in any suits or proceedings and can, at times, permit our borrowers to incur liens with greater priority than the liens held by the Fund.

•	Lawsuits alleging lender liabilities, regardless of the merit of such claims, may delay or preclude foreclosure.

We may be subject to lender liability claims.

A number of judicial decisions have upheld the right of borrowers to sue lending institutions on the basis of various evolving legal theories, collectively termed “lender liability.” Generally, lender liability is founded on the premise that a lender has either violated a duty, whether implied or contractual, of good faith and fair dealing owed to the borrower or has assumed a degree of control over the borrower resulting in the creation of a fiduciary duty by the lender to the borrower or its other creditors or stockholders. Such claims may arise and we may be subject to significant liability if a claim of this type did arise.

Potential losses may not be covered by insurance.

We carry comprehensive liability, fire, extended coverage, earthquake, business interruption and rental loss insurance covering all of the properties in our portfolio under various insurance policies. Furthermore, we maintain title insurance to protect us against defects in security interests in our loans. We select policy specifications and insured limits which we believe to be appropriate given the perceived relative risk of loss, the cost of the coverage and our understanding of industry practice. We do not carry insurance for generally uninsured losses such as loss from riots, war or nuclear reactions. Our policies are insured subject to certain limitations, including, among others, large deductibles or co-payments and policy limits which may not be sufficient to cover losses. In addition, we may discontinue certain policies on some or all of our properties in the future if the cost of premiums for any of these policies exceeds, in our judgment, the value of the coverage relative to the perceived risk of loss. If we or one or more of our borrowers experiences a loss which is uninsured or which exceeds policy limits or which our carriers cannot cover, we could lose the capital invested in the damaged properties as well as the anticipated future cash flows from those properties.

We may be exposed to liabilities for risks associated with the use of hazardous substances on any of our properties.

Under various U.S. federal, state and local laws, an owner or operator of real property may become liable for the costs of removal of certain hazardous substances released on its property. These laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release of such hazardous substances. The presence of hazardous substances may harm an owner’s ability to sell real estate or borrow using real estate as collateral. To the extent that an owner of a property underlying one of our portfolio loans becomes liable for removal costs, the ability of the owner to make payments to us may be reduced, which in turn may diminish the value of the relevant mortgage asset held by us and our ability to make distributions to our members. If we acquire a property through foreclosure or otherwise, the presence of hazardous substances on such property may harm our ability to sell the property and we may incur substantial remediation costs, which could harm our results of operations, financial condition and our ability to make distributions to our members.

 Other Risk Factors

The decline in economic conditions and disruptions to markets may not improve for the foreseeable future, which could cause us to suffer continuing operating losses, adversely affect our liquidity, and create other business problems for us.

The global and U.S. economies experienced a rapid decline in 2008 and 2009. The real estate and other markets suffered unprecedented disruptions, causing many major institutions to fail or require government intervention to avoid failure, which has placed severe pressure on liquidity and asset values. These conditions were brought about largely by the erosion of U.S. and global credit markets, including a significant and rapid deterioration of the mortgage lending and related real estate markets.

These events have caused, among other things, numerous foreclosures and an excess of residential housing inventory and finished residential lots, and a glut of stalled commercial real estate projects. Excess inventory could result in a decline in the values of real estate that we own or that secures the loans we hold in our portfolio. This, in turn, could reduce the proceeds we realize upon sale and that are available to our borrowers to repay our portfolio mortgage loans.

The foregoing could result in defaults on our portfolio mortgage loans and might require us to record reserves with respect to non-accrual loans, write-down our real estate owned, and realize credit losses with respect to our portfolio mortgage loans. These factors could harm our business, financial condition, results of operations and cash flows.

As a consequence of the difficult economic environment, we have recorded significant losses, resulting primarily from significant provisions for credit losses and impairment charges resulting in substantial decreases in the net carrying value of our assets. Economic conditions or the real estate and other markets generally may not improve in the near term, in which case we could continue to experience additional losses and write-downs of assets, and could face capital and liquidity constraints and other business challenges.

We depend on key personnel and an error in judgment or the loss of their services could harm our business.

We currently do not have any directors, officers or employees. Our success depends upon the continued efforts of certain key personnel of the Manager, including, among others, Shane Albers, chief executive officer, and William Meris, president. If either of these individuals were to make an error in judgment in conducting our operations, our business could be harmed. If either of these individuals were to cease employment with us, our operating results could suffer. Our future success also depends in large part upon our ability to hire and retain highly skilled managerial, operational and marketing personnel. Competition for such personnel is intense. Should we be unable to attract and retain such key personnel, our ability to make prudent investment decisions may be impaired, which could harm our results of operations and investment prospects.

Accounting rules for certain of our investments are highly complex and involve significant judgment and assumptions, and changes in such rules, accounting interpretations or our assumptions could harm our ability to timely and accurately prepare our financial statements.

Accounting rules for commercial mortgage loan sales and securitizations, valuations of financial instruments, investment consolidations and other aspects of our anticipated operations are highly complex and involve significant judgment and assumptions. These complexities could lead to a delay in the preparation of financial information and the delivery of this information to our members. Changes in accounting rules, interpretations or our assumptions could undermine our ability to prepare timely and accurate financial statements, which could result in a lack of investor confidence in our publicly filed information and could harm the value of our business.

We may change our business, investment, leverage and financing strategies without member consent.

We may change our business, investment and financing strategies without a vote of, or notice to, our members, which could result in our making investments and engaging in business activities that are different from, and possibly riskier than, the investments and businesses described in this Form 10-K. In particular, a change in our investment strategy, including the manner in which we allocate our resources across our commercial mortgage loan portfolio or the types of assets in which we seek to invest, may increase our exposure to interest rate risk, default risk and real estate market fluctuations. In addition, we may in the future use leverage at times and in amounts deemed prudent by our management in its discretion, and such decisions would not be subject to stockholder approval. Changes to our strategies regarding the foregoing could harm our financial condition, results of operations and our ability to make distributions to our members.

We have not established a minimum distribution level and we may not have the ability to make distributions to members in the future.

We have not established a minimum distribution level and we may not be able to make any distributions at all. In addition, some of our distributions may include a return of capital. All distributions will be made at the discretion of our board of directors and will depend on our earnings, our financial condition and other factors as our board of directors may deem relevant from time to time. We cannot predict our ability to make distributions to members in the future.

Offerings of debt or equity securities, which would be senior to our member units in liquidation, or equity securities, which would dilute our existing members’ interests, may be senior to our member units for the purposes of distributions, and may harm the value of our units.

We contemplate offering shares of common stock in an initial public offering if the Conversion Transactions are consummated. In the future, we may attempt to increase our capital resources by making additional offerings of debt or equity securities, including commercial paper, medium-term notes, senior or subordinated notes, preferred stock or common stock. The terms of our charter documents will not preclude us from issuing additional indebtedness. Accordingly, we could become more highly leveraged, resulting in (i) an increase in debt service that could harm our ability to make expected distributions to our members, and (ii) an increased risk of default on our obligations. If we were to liquidate, holders of our debt and shares of preferred stock and lenders with respect to other borrowings may receive a distribution of our available assets before the holders of our member units. Additional equity offerings by us may dilute our members’ interest in us or reduce the value of our units, or both. Any preferred stock could have a preference on distribution payments that could limit our ability to make a distribution to our members. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Further, market conditions could require us to accept less favorable terms for the issuance of our securities in the future. Thus, you will bear the risk that any future offerings by us could reduce the market value of your units and dilute your interest in us.

If we fail to maintain proper and effective internal controls, our ability to produce accurate financial statements could be impaired, which could cause us to fail to meet our reporting obligations or cause investors to lose confidence in our reported financial information, which could lead to a decline in the value of our business.

Substantial work has been required, and may continue to be required, to implement, document, assess, test and remediate our system of internal controls. This process has been and will continue to be both costly and challenging. Implementing any appropriate changes to our internal controls may entail substantial costs to modify our existing financial and accounting systems, take a significant period of time to complete, and distract us from the operation of our business. These changes may not, however, be effective in maintaining the adequacy of our internal controls, and any failure to maintain that adequacy, or a consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs and could impair our ability to operate our business. In addition, the existence of any material weakness in our internal control over financial reporting could also result in errors in our financial statements that could require us to restate our financial statements, cause us to fail to meet our reporting obligations and cause investors to lose confidence in our reported financial information, all of which could lead to a decline in the value of our business.

We have incurred and will continue to incur significant increased costs as a result of operating as a publicly-reporting company, and our management will be required to devote substantial time to new compliance initiatives.

As a publicly-reporting company, we have incurred and will continue to incur significant accounting, legal and other expenses that we did not incur prior to becoming a publicly-reporting company. Although the Manager has historically paid our expenses, effective October 1, 2008, the Manager discontinued paying certain of our direct expenses, including public reporting costs. As a result, our liquidity has been harmed as we are required to bear the burden of the increased costs resulting from being a publicly-reporting company. Following the consummation of the Conversion Transactions, we will continue to bear the financial burden of being a publicly-reporting company, including the costs associated with filing periodic reports with the SEC.

In addition, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and the Exchange Act, and the rules and regulations promulgated thereunder, impose additional requirements on publicly-reporting companies. For example, the Exchange Act requires, among other things, that the Fund file annual, quarterly and current reports with respect to the Fund’s business and financial condition. Moreover, the Sarbanes-Oxley Act requires, among other things, that the Fund maintain effective disclosure controls and procedures and maintain, test and report on internal control over financial reporting. As a result, we expect to incur an additional expense to have our auditors attest to management’s evaluation of the effectiveness of its internal controls over financial reporting in accordance with Section 404(b) of the Sarbanes-Oxley Act.

The Manager has devoted and will continue to devote, a substantial amount of time to these compliance initiatives, which will divert management from otherwise focusing on our day-to-day business activities. These events could harm our business, financial condition and results of operations.

Item 1B.             Unresolved Staff Comments.

On April 1, 2010, the Fund filed a Form 12b-25 notice of late filing of its Form 10-K with the SEC, indicating that the Fund required additional time to resolve comments received from the staff of the Securities and Exchange Commission ("SEC") on March 31, 2010 relating to the December 31, 2009 financial statements and management’s discussion and analysis included in the amended Registration Statement filed on Form S-4 on March 18, 2010 (the “Form S-4”). As a result  of the Form 12b-25 filing, the due date for the Form 10-K was extended by 15 calendar days.  The Fund is still in the process with the SEC of resolving outstanding comments on the Form S-4, including, among others, matters relating to the Fund's valuation methodology reflected in the Fund's financial statements.  In light of the expiration of the extension provided by filing the 12b-25, however, the Fund is filing its Form 10-K, including its audited financial statements for the year ended December 31, 2009.  It is possible that, in connection with the final resolution of outstanding SEC staff comments, the Fund may subsequently conclude that changes may be appropriate. Such changes might be material and require a restatement of the financial statements included in this Form 10-K.  The Fund does not believe at this time, however, that any further changes are required to the Form 10-K or the audited financial statements contained herein.

Item 2.                Properties.

Our primary executive and administrative offices are the offices leased by the Manager, which are located in Scottsdale, Arizona. Our headquarters office is comprised of approximately 28,000 square feet of office space under a lease that expires in 2017. We are evaluating our facility needs in light of economic conditions, however, we believe that these facilities are currently adequate for the Manager and us to conduct present business activities and we expect it to be adequate after the consummation of the Conversion Transactions.

During the year ended December 31, 2009, we acquired six real estate assets through the foreclosure of our related mortgage loans to various borrowers with an estimated fair value of $42.6 million. During 2008, the Fund acquired through foreclosure the underlying real estate collateral of nine loans, with an aggregate carrying value of approximately $47.5 million at December 31, 2009 (net of impairment charges). The Fund also purchased certain real estate in 2008, with a current carrying value of approximately $7.3 million, located in Arizona that is contiguous to the collateral of certain loans in the loan portfolio, in order to maintain and enhance the overall project value. In light of current economic circumstances, and the fact that a substantial majority of the commercial mortgage loans in our portfolio are currently in default, we expect to continue to acquire additional real estate collateral through foreclosure of the related mortgage loans.

A description of our properties as of December 31, 2009 follows (dollar amounts in thousands):

Description	Location	Date Acquired	Units/Acres
78.5 acres zoned for 115 residential lots and commercial development	Apple Valley, CA	1/23/08	78.5 acres
Vacant land planned for the development of 55 residential lots, 28 condominium units and one commercial lot	Vista Santa Rosa, CA	3/26/08	38.2 acres
Vacant land planned for 32 residential lots	Rancho Mirage, CA	3/26/08	20 acres
Vacant land being considered for residential development	Prescott Valley, AZ	3/28/08	160 acres
187 finished residential lots and 204 lots in raw land in a residential subdivision located on the Bolivar Peninsula	Crystal Beach, TX	4/1/08	391 lots
Vacant land to be developed into 838 residential lots for the Highland Meadows subdivision	Liberty Hill, TX	7/1/08	232 acres, 838 lots
321 acres of vacant land and 57.18 acres of land having a preliminary plat	Casa Grande, AZ	7/8/08	378 acres
51 finished and fully entitled lots and 2.2 acres of vacant land platted for 8 residential lots within the Flagstaff Ranch Golf Community	Flagstaff, AZ	7/9/08	59 lots
25-unit town home development approximately 85% complete	Phoenix, AZ	9/11/08	25 units
Improved, partially improved, and unimproved lots, as well as 3.9 acres of commercial property	Laughlin, AZ	3/14/08	329 lots and 3.9 acres commercial

Description	Location	Date Acquired	Units/Acres
47.4 acres of vacant land planned for 205 residential lots	Flagstaff, AZ	2/3/09	47.4 acres
A fully completed townhouse project consisting of 84 residential, 2-bedroom, 2-bath loft units	Phoenix, AZ	3/5/09	84 units
3.5 acres of vacant land planned for commercial development	Phoenix, AZ	3/5/09	3.5 acres
15.4 acres of vacant land planned for mixed use development	Apple Valley, MN	5/15/09	15.4 acres
38.5 acres of vacant land planned for mixed use development	Inver Grove Hghts, MN	7/29/09	38.5 acres
9-story medical office building, 34% leased	Stafford, TX	7/7/09	190,000 sf, 4.74 acres
A 14.5% interest in 188 acres of vacant land zoned for residential and commercial development	Phoenix, AZ	10/27/09	188 acres
A 14.5% interest in 80 acres of vacant land zoned for general rural usage	Pinal, AZ	10/27/09	80 acres
9 finished residential lots within a 38-lot subdivision ranging in size from 2.2 acres to 6.4 acres	Sedona, AZ	12/31/09	9 lots
Total Net Carrying Value at December 31, 2009				$104,231
330 acres of vacant land planned for a residential subdivision	Denton County, TX	1/5/10	330 acres
47.3 acres of undeveloped land planned for mixed use development	Denton County, TX	1/5/10	47.3 acres
188 acres of vacant land being considered for residential development	Brazoria County, TX	1/5/10	188 acres
101-room assisted living facility	Las Vegas, NV	1/29/10	101 rooms
68-room assisted living facility	Phoenix, AZ	3/16/10	68 rooms
Total as of Report Date				$119,128

None of the properties listed in the preceding table represented greater than 10% of total assets as of December 31, 2009, nor did any such properties generate gross revenue in excess of 10% of total consolidated gross revenue of the Fund during the year ended December 31, 2009.

In the opinion of the Manager, the Fund’s properties are adequately covered by insurance.

Properties by Development Classification

The following summarizes the Fund’s real estate owned properties by development classification as of the reporting date:

Properties Owned By Classification	#	Carrying Value
Pre-entitled land held for investment	2	$1,710
Pre-entitled land processing entitlements	7	20,969
Entitled property land held for investment	4	24,112
Entitled land with infrastructure	1	10,001
Entitled improved land positioned for future construction	4	24,750
Existing structure held for investment	2	7,606
Existing structure with planned improvements	3	29,980
Total Real Estate Owned	23	$119,128

Planned Development

The level of planned development for the Fund’s individual properties is dependent on several factors including the current entitlement status of the property, the cost to develop such properties, the ability to recover development costs, competitive conditions and other factors. Generally, vacant, unentitled land is being held for future sale to an investor or developer with no planned development expenditures. Such land is not planned for further development unless or until we locate a suitable developer with whom we can possibly joint venture the project. Alternatively, we may choose to further develop fully or partially entitled land to maximize interest to developers and our return on investment.

One of our properties is a partially leased medical office building. We have secured financing to construct tenant improvements on available lease space which we believe will cost approximately $2 million. In addition, two properties consist of near fully developed multifamily residential complexes which require approximately $1 million in remaining development costs. For other projects we are considering alternative uses to such properties such as seeking billboard signage for properties with accessible highway exposure, possible sale for Federal wetland conservancy credits, and other potential uses.

Nature of Title to Properties Owned and Material Liens and Encumbrances

The Fund holds a fee simple interest in all properties owned. Additionally, the Fund owns the entire interest in all but two properties. As noted in the preceding table, the Fund holds a 14% undivided interest in two properties.

Except for accrued property taxes due on various properties, there were no material liens or encumbrances against any such properties as of December 31, 2009. However, subsequent to December 31, 2009, the Fund secured financing from two lenders totaling $12.5 million for the purpose of funding remaining loan obligations, anticipated development costs for real estate owned, and working capital needs. One such borrowing is for a total of $9.5 million, bears interest at 12% per annum and requires monthly payments of interest only during the initial term. The loan has an initial maturity of March 2011 but may be extended for two additional six month periods. The loan is secured by one of the Fund’s real estate owned properties with a carrying value at December 31, 2009 of $23.1 million and an assignment of rents and tenant notes receivable derived from the property. There is no prepayment option available until July 2010. Thereafter, early prepayment penalties range from 1% to 17% of the outstanding principal balance, depending on the timing of such early prepayment.

The second borrowing is for a total of $3.0 million, bears interest at 12% per annum, requires monthly payments of interest only, and matures in February 2012. The loan is secured by one of the Fund’s real estate owned properties with a carrying value at December 31, 2009 of $2.8 million and a Fund loan with a current carrying value of $7.2 million. There are no early prepayment penalty provisions for this loan.

Leased Properties and Properties Under Contract for Sale

The Fund owned one property which was subject to lease as of December 31, 2009. This property is a medical office building comprised of approximately 190,000 square feet, of which approximately 34% is currently occupied. There are currently five tenants and the anchor tenant occupies approximately 26% of the total available space. Current tenants have lease terms ranging from 84 months to 120 months which expire beginning in January 2015 through June 2019. The Manager has engaged a leasing agent to seek additional tenants to lease the remaining available space.

As of December 31, 2009, the Fund had one property under contract for sale for $2.72 million. The contract provides for a five-month feasibility study period, with two consecutive 30-day extensions for a fee. The buyer has remitted various earnest money deposits to extend the closing date while it seeks to secure the zoning for its intended purpose. The Manager expects the sale to close by July 2010. Additionally, subsequent to December 31, 2009, we entered into a purchase and sale agreement to sell one of our multifamily residential projects for approximately $4.5 million. We expect this sale to close in the second quarter of 2010.

Item 3.	Legal Proceedings

We and/or the Manager may be a party to litigation as the plaintiff or defendant in the ordinary course of business in connection with loans that go into default, or for other reasons, including, without limitation, potential claims or judicial actions relating to the Conversion Transactions, including efforts by others (including certain members of the Fund) to prevent consummation of the Conversion Transactions. While various asserted and unasserted claims exist, resolution of these matters cannot be predicted with certainty and, we believe, based upon currently available information, that the final outcome of such matters will not have a material adverse effect, if any, on our results of operations or financial condition. See the section entitled “ Management’s Discussion and Analysis — Results of Operations — Changes in the Portfolio Profile — Scheduled Maturities ” for further information on our current foreclosure proceedings.

Following the suspension of certain of our activities, including the suspension of member redemptions, certain members of the Fund have requested that their redemption requests be honored due to financial hardships or other reasons. In each instance, we have responded that we will not grant those requests and we are treating all members uniformly. While neither the Manager nor we have been served with any lawsuits from members, certain members have filed grievances with the SEC and other regulatory agencies related to the Manager’s administration of us (including regarding our suspension of redemptions), and these members’ disapproval of the Conversion Transactions.

Subsequent to December 31, 2009, the Fund entered into a settlement agreement requiring the Fund to purchase certain golf memberships and pay past due home owners association dues attributed to certain residential lots owned by the Fund that were acquired through foreclosure. The terms of the settlement agreement require the Fund to purchase such memberships for a total of approximately $4.2 million, which is expected to be paid over time from the proceeds from the sale of such residential lots. Additionally, the Fund is  required to pay all past due golf club monthly dues and assessments totaling $407,000, as well as any delinquent and current property taxes due.

The Manager has been informed that a member of the Fund has communicated to other members of the Fund that member’s view that the Conversion Transactions are not in the best interests of the members of the Fund and indicated, among other things, the member’s desire to call a meeting of members to seek to amend the operating agreement of the Fund to expand the authority for members to review books and records of the Fund. The member had previously requested access to books and records beyond those that were publicly available, and the Manager agreed to provide the member with access to appropriate books and records if the member would sign a confidentiality agreement and agree not to trade membership interests in the Fund based on any non-public, confidential information that might be provided to the member. The member rejected those requests. The Manager and the Fund continue to take their legal obligations seriously and do not intend to selectively disclose information in violation of federal securities laws, their duties under Delaware law or the operating agreement of the Fund.

For some time, this member has been suggesting to the Fund, the Manager and its employees that the member would send a letter to all Fund members soliciting members to vote against the Conversion Transactions described in the proxy/consent solicitation filed on Form S-4 unless the Fund, the Manager or its employees either (i) bought out the entire investment in the Fund of the member and the member’s family at the member’s family’s original invested capital plus interest, or (ii) made a loan to the member equal to the member’s original invested capital plus interest that the member would never have to repay. The member was advised that the Manager would not treat him preferentially relative to other members of the Fund and that it would not engage in any transactions that were unlawful and could not be fully disclosed to the members of the Fund. The member has also objected to other aspects of the Conversion Transactions and the operating agreement and the Manager’s management of the Fund. As yet, this member has not taken any legal action, however, it is possible this member may do so in the future. Subsequent to December 31, 2009, an individual member of the Fund filed a complaint against the Fund with the SEC in opposition to the proposed Conversion Transactions.

The Manager believes that it and its affiliates have always been, and currently are, in compliance with all regulations that materially affect it and their operations, and that the Manager and we have acted in accordance with the operating agreement for the Fund. However, there can be no guarantee that this is the case or that the above-described or other matters will be resolved favorably, or that the Manager or its affiliates may not incur significant legal and other defense costs, damage or settlement payments, regulatory fines, or limitations or prohibitions relating to the Manager’s or its affiliates’ business activities, any of which could harm our operations.

Item 4.	Submission of Matters to a Vote of Security holders.

There were no matters submitted during the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.  However, the Manager has filed a registration statement on Form S-4, including a preliminary consent solicitation/prospectus, pursuant to which the Fund seeks to procure member approval of the Conversion Transactions.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

We are required to file reports with the SEC in accordance with Section 12(g) of the Exchange Act. Our units have not been traded or quoted on any exchange or quotation system. There is no public market in which members may sell their units. Unless the Conversion Transactions are consummated, we do not expect that there will ever be a public market for the units. Members' rights to sell or transfer units are severely limited. A member may not sell parts of units unless required by law nor transfer any units if, as a result, the member would own less than one unit. Members may transfer their units using a form approved by the Manager and must obey all relevant laws when permitted to transfer units. Any person who buys units from a member must be an accredited investor. The Manager must approve any new members and all transfers of membership must comply with the Operating Agreement. The Manager’s consent to transfers will be withheld to the extent needed to prohibit transfers that would cause us to be classified as a publicly traded partnership or to no longer qualify as a partnership under the Internal Revenue Code, or if the transfer may violate applicable securities laws.

Holders

As of December 31, 2009, there were 4,772 members.

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

Historically, distributions were based on interest earned from borrowers, net of deductions for all direct costs and expenses incurred by the Fund. Direct expenses include IMH management fees, increases in the Loan Loss Reserve (as defined in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Important Relationships Between Capital Resources and Results of Operations – Loan Loss Reserve”) account, and costs associated with defaulted loans, foreclosure activities, and property we have acquired through foreclosure. In certain circumstances, distributions may also include proceeds we have received from the repayment of loans, foreclosure sales, or sales of property we have acquired through foreclosure.

During the year ended December 31, 2009, we made distributions to members totaling approximately $11.7 million or approximately $160.27 per weighted average membership unit. During the year ended December 31, 2008, we made distributions to members totaling approximately $64.1 million, or approximately $951.27 per weighted average membership unit.

Recent Sales of Unregistered Securities

There were no sales of membership units by the Fund during the year ended December 31, 2009.

Selected Financial Data

The tables that follow set forth certain financial data of the Fund. The summary financial data are derived from our audited and unaudited consolidated financial statements and other financial records.

	As of and for the Year Ended December 31,
	2005	2006	2007	2008	2009
Summary balance sheet items
Cash and cash equivalents	$12,089	$12,159	$73,604	$23,815	$963
Mortgage loan principal outstanding	$92,945	$258,615	$510,797	$613,854	$544,448
Allowance for credit losses	$—	$—	$(1,900)	$(300,310)	$(330,428)
Mortgage loans, net	$92,945	$258,615	$508,897	$313,544	$214,020
Real estate owned	$—	$—	$—	$62,781	$104,231
Total assets	$105,981	$273,374	$590,559	$414,804	$337,796
Total liabilities	$8,145	$13,193	$13,726	$6,753	$15,928
Retained earnings (accumulated deficit)	$852	$1,426	$49	$(322,332)	$(408,515)
Members’ capital, net of redemptions	$96,983	$258,754	$576,784	$730,383	$730,383
Total owners' equity	$97,835	$260,181	$576,833	$408,051	$321,868
Summary income statement
Mortgage loan interest	$7,846	$20,547	$47,929	$65,497	$21,339
Total revenue	$7,961	$21,145	$49,763	$67,420	$22,522
Operating expenses	$166	$430	$968	$2,454	$9,433
Provision for credit losses	—	—	1,900	296,000	79,299
Impairment charge for assets acquired through foreclosure	—	—	—	27,175	8,000
Total expenses	$542	$1,043	$4,088	$325,707	$96,999
Net earnings (loss)	$7,419	$20,102	$45,675	$(258,287)	$(74,477)
Member Related items
Number of member accounts	491	1,376	3,472	4,735	4,772
Average Member account balance	$199	$189	$166	$86	$67
Member investments (excluding reinvestments)	$68,661	$176,101	$349,523	$250,871	$0
Member distributions reinvested	$4,303	$12,307	$26,165	$23,191	$0
Distributions to members (including distributions reinvested)	$6,651	$19,379	$46,920	$64,051	$11,706
% of total distributions reinvested	58%	63.51%	55.77%	36.21%	N/A
Redemptions	$6,471	$26,786	$57,790	$120,506	$0
Redemptions as % of new investment (including reinvestments)	8.87%	14.22%	15.38%	43.97%	N/A
Book value per member unit	$10,088.21	$10,055.29	$10,000.93	$5,586.93	$4,406.86
Net distributions to Members per weighted average membership units	$1,086.04	$1,146.38	$1,102.72	$951.27	$160.27
Net earnings (loss) per weighted average member unit	$1,211.50	$1,189.12	$1,073.47	$(3,835.96)	$(1,019.70)
Earnings (loss) from continuing operations per weighted average member unit	$1,211.50	$1,189.12	$1,118.13	$963.70	$175.55
Loan Related items
Note balances originated	$139,354	$266,101	$428,777	$329,952	$47,557
Number of notes originated	48	37	38	23	3

	As of and for the Year Ended December 31,
	2005	2006	2007	2008	2009
Average note balance originated	$2,903	$7,192	$11,284	$14,346	$15,852
Number of loans outstanding	41	44	61	62	55
Average loan carrying value	$2,267	$5,878	$8,343	$5,057	$3,891
% of portfolio principal – fixed interest rate	84.4%	69%	30.3%	31.3%	50.4%
Weighted average interest rate – fixed	12.56%	12.26%	12.26%	11.71%	9.8%
% of portfolio principal – variable interest rate	15.6%	31%	69.6%	68.7%	49.6%
Weighted average interest rate – variable	11.64%	12.49%	12.52%	12.39%	12.9%
Principal balance % by state:
Arizona	82%	57.9%	44.8%	47.9%	55.5%
California	19%	37.4%	33.7%	28.9%	28.3%
Texas	—%	4.4%	6.3%	9.1%	3.2%
Idaho	—%	—%	9.6%	8.1%	5.0%
Other	—%	0.3%	5.6%	6%	8.0%
Total	100%	100%	100%	100%	100%
Credit Quality
Extension fees included in mortgage loan principal	$475	$2,160	$6,204	$10,895	$17,934
Interest payments over 30 days delinquent	$—	$—	$2,741	$1,134	$7,530
Loans past scheduled maturity	—	3	15	24	34
Principal balance of loans past scheduled maturity	$—	$13,901	$133,532	$210,198	$347,135
Number of loans in non accrual status	—	—	10	11	46
Carrying value of loans in non accrual status	$—	$—	$73,346	$95,624	$192,334
Allowance for credit losses	$—	$—	$(1,900)	$(300,310)	$(330,428)
Allowance for credit losses as % of loan principal outstanding	0%	0%	0.4%	48.9%	60.7%

	As of December 31,
	2007	2008	2009
	(in thousands)
Average Balance Sheets
Cash and cash equivalents	$45,199	$78,379	$7,719
Mortgage loan principal outstanding	392,457	551,174	584,551
Allowance for credit losses	(380)	(70,290)	(306,712)
Mortgage loans, net	392,077	480,884	277,840
Real estate owned, net	—	45,055	79,292
Other assets	4,810	10,808	18,884
Total assets	$442,086	$615,126	$383,735
Total liabilities	16,901	21,184	9,517
Total owners’ equity	425,185	593,942	374,218
Total liabilities and owners’ equity	$442,086	$615,126	$383,735

	As of and for the Years Ended December 31,
	2007	2008	2009
Analysis of Mortgage Loan Interest by Loan Classification
Pre-entitled Land:
Held for Investment	$62	$780	$60
Processing Entitlements	21,443	20,145	6,977
Entitled Land:
Held for Investment	10,299	14,262	2,385
Infrastructure under Construction	4,792	5,586	2,163
Improved and Held for vertical Construction	1,574	5,656	1,384
Construction and Existing Structures:
New Structure – Construction in process	7,841	10,976	1,058
Existing Structure Held for Investment	1,848	2,825	1,201
Existing Structure – Improvements	70	5,267	6,111
Mortgage Loan Interest and Fees	$47,929	$65,497	$21,339
Average Mortgage Loan Balances by Loan Classification
Pre-entitled Land:
Held for Investment	$559	$5,673	$12,478
Processing Entitlements	180,643	198,886	193,261
Entitled Land:
Held for Investment	80,120	117,468	116,521
Infrastructure under Construction	38,695	59,192	66,399
Improved and Held for vertical Construction	17,109	43,208	47,909
Construction and Existing Structures:
New Structure – Construction in process	59,179	52,480	40,329
Existing Structure Held for Investment	15,672	26,839	26,394
Existing Structure – Improvements	480	47,428	81,260
Total Average Mortgage Loan Balances	$392,457	$551,174	$584,551
Average Interest Rate by Loan Classification
Pre-entitled Land:
Held for Investment	12.2%	12.0%	10.8%
Processing Entitlements	12.5%	11.5%	9.6%
Entitled Land:
Held for Investment	12.1%	12.2%	12.4%
Infrastructure under Construction	12.9%	12.2%	11.0%
Improved and Held for vertical Construction	12.2%	11.8%	12.1%
Construction and Existing Structures:
New Structure – Construction in process	12.1%	12.3%	11.5%
Existing Structure Held for Investment	11.5%	13.8%	12.0%
Existing Structure – Improvements	12.5%	12.5%	12.4%
Total Overall Average Interest Rate	12.3%	12.3%	11.5%

	As of and for the Years Ended December 31,
	2007	2008	2009
Average Yield
Pre-entitled Land:
Held for Investment	11.1%	13.7%	0.5%
Processing Entitlements	11.9%	10.1%	3.6%
Entitled Land:
Held for Investment	12.9%	12.1%	1.9%
Infrastructure under Construction	12.4%	9.4%	3.6%
Improved and Held for vertical Construction	9.2%	13.1%	2.9%
Construction and Existing Structures:
New Structure – Construction in process	13.2%	20.9%	2.7%
Existing Structure Held for Investment	11.8%	10.5%	4.6%
Existing Structure – Improvements	14.4%	11.1%	8.9%
Overall Average Yield	10.9%	12.1%	3.7%
Return on Equity and Assets Ratio
Return on assets	10.3%	-42.0%	-19.4%
Return on equity	9.8%	-43.5%	-19.9%
Dividend payout ratio	102.7%	-24.8%	-15.7%
Equity to assets ratio	105.5%	96.6%	97.5%

	As of and for the Year Ended December 31,
	2005	2006	2007	2008	2009
Principal Balances Outstanding by Loan Classifications
Pre-entitled Land:
Held for Investment	$—	$—	$—	$7,178	$13,834
Processing Entitlements	$43,237	$145,219	$203,166	$200,902	$185,608
Entitled Land:
Held for Investment	$7,102	$41,894	$135,060	$114,307	$101,942
Infrastructure under Construction	$11,344	$17,621	$60,037	$57,908	$69,839
Improved and Held for vertical Construction	$8,409	$29,388	$14,800	$54,486	$47,227
Construction and Existing Structures:
New Structure – Construction in process	$19,461	$16,316	$70,864	$43,814	$46,325
Existing Structure Held for Investment	$3,392	$8,177	$26,870	$37,482	$23,640
Existing Structure – Improvements	$—	$—	$—	$97,777	$56,033
Total Principal Balances Outstanding	$92,945	$258,615	$510,797	$613,854	$544,448
Allocation of Allowance for Credit Losses by Loan Classifications
Pre-entitled Land:
Held for Investment	$—	$—	$—	$(3,242)	$(9,623)
Processing Entitlements	—	—	(1,900)	(122,266)	(134,742)
Entitled Land:
Held for Investment	$—	$—	$—	$(79,279)	$(80,750)
Infrastructure under Construction	—	—	—	(24,863)	(39,441)
Improved and Held for Vertical Construction	—	—	—	(38,522)	(28,696)
Construction & Existing Structures:
New Structure – Construction in-process	$—	$—	$—	$(28,547)	$(30,106)
Existing Structure Held for Investment	—	—	—	(2,954)	(7,070)
Existing Structure – Improvements	—	—	—	(637)	—
Allowance for Loan Loss	$—	$—	$(1,900)	$(300,310)	$(330,428)
Rollforward of Allowance for Credit Losses by Loan Classifications
Balance at the beginning of period	$—	$—	$—	$(1,900)	$(300,310)
Additions to Allowance for Credit Losses:
Pre-entitled Land:
Held for Investment	—	—	—	(3,242)	(6,381)
Processing Entitlements	—	—	(1,900)	(120,366)	(24,851)
Entitled Land:
Held for Investment	—	—	—	(79,279)	(9,851)
Infrastructure under Construction	—	—	—	(24,863)	(11,990)
Improved and Held for Vertical Construction	—	—	—	(38,522)	801
Construction & Existing Structures:
New Structure – Construction in-process	—	—	—	(26,137)	(3,218)
Existing Structure Held for Investment	—	—	—	(2,954)	(4,116)
Existing Structure – Improvements	—	—	—	(637)	(19,693)
Total provision for credit losses	—	—	(1,900)	(296,000)	(79,299)

	As of and for the Year Ended December 31,
	2005	2006	2007	2008	2009
Charge-Offs:
Pre-entitled Land:
Held for Investment	—	—	—	—	—
Processing Entitlements	—	—	—	—	12,375
Entitled Land:
Held for Investment	—	—	—	—	8,380
Infrastructure under Construction	—	—	—	—	(2,588)
Improved and Held for Vertical Construction	—	—	—	—	9,025
Construction & Existing Structures:
New Structure – Construction in-process	—	—	—	—	1,659
Existing Structure Held for Investment	—	—	—	—	—
Existing Structure – Improvements	—	—	—	—	20,330
Total charge-offs	—	—	—	—	49,181
Recoveries – None
Total recoveries	—	—	—	—	—
Net charge-offs	—	—	—	—	49,181
Other changes to allowance for credit losses	—	—	—	(2,410)	—
Balance at end of period	$—	$—	$(1,900)	$(300,310)	$(330,428)
Ratio of net charge-offs during the period to average loans outstanding during the period	0%	0%	0%	0%	-2.0%
Scheduled Maturities within One to Five Years by Classification
Scheduled Maturities – One year or less
Pre-entitled Land:
Held for Investment	$—	$—	$—	$7,178	$13,834
Processing Entitlements	43,237	145,219	203,166	195,168	185,608
Entitled Land:
Held for Investment	7,102	41,894	135,060	89,786	101,942
Infrastructure under Construction	11,344	17,621	60,037	57,908	27,953
Improved and Held for vertical Construction	8,409	29,388	14,800	13,904	47,227
Construction and Existing Structures:
New Structure – Construction in process	19,461	16,316	70,864	43,814	12,653
Existing Structure Held for Investment	3,392	8,177	26,870	37,482	23,641
Existing Structure – Improvements	—	—	—	97,777	—
Total Scheduled Maturities – One year or less	$92,945	$258,615	$510,797	$543,017	$412,858
Scheduled Maturities – One to five years
Pre-entitled Land:
Held for Investment	$—	$—	$—	$—	$—
Processing Entitlements	—	—	—	5,735	—
Entitled Land:
Held for Investment	—	—	—	24,520	—
Infrastructure under Construction	—	—	—	—	41,886
Improved and Held for vertical Construction	—	—	—	40,582	—
Construction and Existing Structures:
New Structure – Construction in process	—	—	—	—	33,671
Existing Structure Held for Investment	—	—	—	—	—
Existing Structure – Improvements	—	—	—	—	56,033
Total Scheduled Maturities – One to five years	—	—	—	70,837	131,590
Total Scheduled Maturities by Interest Rate Type	$92,945	$258,615	$510,797	$613,854	$544,448

	As of and for the Year Ended December 31,
	2005	2006	2007	2008	2009
Scheduled Maturities – One to Five Years Only by Fixed and Variable Interest Type and Classification
Fixed Interest Rates:
Pre-entitled Land:
Held for Investment	$—	$—	$—	$—	$—
Processing Entitlements	—	—	—	1,929	—
Entitled Land:
Held for Investment	—	—	—	3,500	—
Infrastructure under Construction	—	—	—	—	41,886
Improved and Held for vertical Construction	—	—	—	10,461	—
Construction and Existing Structures:
New Structure – Construction in process	—	—	—	—	32,053
Existing Structure Held for Investment	—	—	—	—	—
Existing Structure- Improvements	—	—	—	—	56,033
Total Scheduled Maturities – Fixed interest rate	$—	$—	$—	$15,890	$129,972
Variable Interest Rates:
Pre-entitled Land:
Held for Investment	$—	$—	$—	$—	$—
Processing Entitlements	—	—	—	3,807	—
Entitled Land:
Held for Investment	—	—	—	21,020	—
Infrastructure under Construction	—	—	—	—	—
Improved and Held for vertical Construction	—	—	—	30,120	—
Construction and Existing Structures:
New Structure - Construction in process	—	—	—	—	1,618
Existing Structure Held for Investment	—	—	—	—	—
Existing Structure – Improvements	—	—	—	—	—
Total Scheduled Maturities – Variable interest rate	—	—	—	54,947	1,618
Total Scheduled Maturities by Interest rate type	$—	$—	$—	$70,837	$131,590

	2005	2006	2007	2008	2009
	(in Thousands)
Loans by Performance Status
Performing Loans:
Pre-entitled Land:
Held for Investment	$—	$—	$—	$—	$—
Processing Entitlements	43,237	131,318	119,175	146,460	—
Entitled Land:
Held for Investment	7,102	41,893	135,060	37,146	—
Infrastructure under Construction	11,344	17,621	44,557	40,653	7,645
Improved and Held for vertical Construction	8,409	29,388	14,800	35,102	—
Construction and Existing Structures:
New Structure - Construction in process	19,461	16,317	45,087	6,694	4,805
Existing Structure Held for Investment	3,392	8,177	18,620	23,393	—
Existing Structure- Improvements	—	—	—	97,777	—
Total Performing Loans	$92,945	$244,714	$377,299	$387,225	$12,450
Loans in Default - Non-Accrual:
Pre-entitled Land:
Held for Investment	$—	$—	$—	$—	$13,834
Processing Entitlements	—	—	64,743	46,636	185,608

	2005		2006	2007	2008	2009
	(in Thousands)
Entitled Land:
Held for Investment		—	—	—	3,300	101,942
Infrastructure under Construction		—	—	—	17,255	62,194
Improved and Held for vertical Construction		—	—	—	14,632	40,051
Construction and Existing Structures:
New Structure - Construction in process		—	—	2,253	13,800	39,102
Existing Structure Held for Investment		—	—	8,250	—	23,640
Existing Structure- Improvements		—	—	—	—	56,033
Total Loans in Default - Non-Accrual		$—	$—	$75,246	$95,623	$522,404
Loans in Default - Other:
Pre-entitled Land:
Held for Investment		$—	$—	$—	$7,178	$—
Processing Entitlements		—	13,901	19,247	7,806	—
Entitled Land:
Held for Investment		—	—	—	73,861	—
Infrastructure under Construction		—	—	15,480	—	—
Improved and Held for vertical Construction		—	—	—	4,752	7,176
Construction and Existing Structures:
New Structure - Construction in process		—	—	23,525	23,320	2,418
Existing Structure Held for Investment		—	—	—	14,089	—
Existing Structure- Improvements		—	—	—	—	—
Total Loans in Default - Other		$—	$13,901	$58,252	$131,006	$9,594
Total Loans in Default	$		$13,901	$133,498	$226,629	$531,998
Total principal outstanding		$92,945	$258,615	$510,797	$613,854	$544,448
Loans in Default by Basis of Default
Loans past scheduled maturity date
Pre-entitled Land:
Held for Investment		$—	$—	$—	$7,178	$13,834
Processing Entitlements		—	13,901	83,990	52,791	181,801
Entitled Land:
Held for Investment		—	—	—	73,714	80,922
Infrastructure under Construction		—	—	15,480	17,255	20,308
Improved and Held for vertical Construction		—	—	—	8,923	17,106
Construction and Existing Structures:
New Structure - Construction in process		—	—	25,778	36,246	9,522
Existing Structure Held for Investment		—	—	8,250	14,089	23,641
Existing Structure- Improvements		—	—	—	—	—
Total past maturity date		$—	$13,901	$133,498	$210,196	$347,134
Loans past due on interest receivable
Pre-entitled Land:
Held for Investment		$—	$—	$—	$—	$—
Processing Entitlements		—	—	—	1,650	3,807
Entitled Land:
Held for Investment		—	—	—	3,447	21,020
Infrastructure under Construction		—	—	—	—	41,886
Improved and Held for vertical Construction		—	—	—	10,461	30,120
Construction and Existing Structures:
New Structure - Construction in process		—	—	—	875	31,998
Existing Structure Held for Investment		—	—	—	—	—
Existing Structure- Improvements		—	—	—	—	56,033
Total past due on interest receivable		$—	$—	$—	$16,433	$184,864
Total loans in default by basis of default		$—	$13,901	$133,498	$226,629	$531,998

	Analysis of Changes in Mortgage Loan Interest Income As of December 31,
	2009 Compared to 2008 Increase (Decrease) due to			2008 Compared to 2007 Increase (Decrease) due to
	Volume	Rate	Net	Volume	Rate	Net
Pre-entitled Land:
Held for Investment	$817	$(1,537)	$(720)	$624	$94	$718
Processing Entitlements	(647)	(12,521)	(13,168)	2,280	(3,578)	(1,298)
Entitled Land:
Held for Investment	(115)	(11,762)	(11,877)	4,519	(556)	3,963
Infrastructure under Construction	879	(4,302)	(3,423)	2,644	(1,850)	794
Improved and Held for vertical Constriction	555	(4,827)	(4,272)	3,184	898	4,082
Construction and Existing Structures:
New Stricture - Construction in process	(1,495)	(8,423)	(9,918)	(811)	3,946	3,135
Existing Structure Held for Investment	(61)	(1,563)	(1,624)	1,284	(307)	977
Existing Structure- Improvements	4,229	(3,385)	844	5,868	(671)	5,197
	$4,161	$(48,319)	$(44,158)	$19,593	$(2,025)	$17,568

Item 7.                   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the audited financial statements and accompanying notes and other detailed information regarding the Fund as of and for the years ended December 31, 2007, 2008 and 2009. This discussion contains forward-looking statements, which are based on our assumptions about the future of our business. Our actual results may differ materially from those contained in the forward-looking statements. Please read “Special Note About Forward-Looking Statements” for additional information regarding forward-looking statements used in this Form 10-K. Undue reliance should not be placed upon historical financial statements since they are not indicative of expected results of operations or financial condition for any future periods.

 Our Company

We are a commercial real estate lender based in the southwest United States with over 12 years of experience in many facets of the real estate investment process, including origination, underwriting, documentation, servicing, construction, enforcement, development, marketing, and disposition. We focus on a niche segment of the real estate market that we believe is underserved by community, regional and national banks: high yield, short-term, senior secured real estate mortgage loans. The intense level of underwriting analysis required in this segment necessitates personnel and expertise that many community banks lack, yet the requisite localized market knowledge of the underwriting process and the size of the loans we seek often precludes the regional and community banks from efficiently entering this market.

We combine traditional credit analysis typically performed by banks with the property valuation techniques used by developers to produce a more comprehensive investment decision process. In addition to the property appraisal and underwriting process performed by traditional bank lenders, we build and stress test a property specific valuation model for each real estate investment we make, based upon, among other factors, acquisition price, carrying cost, development time, potential cost and time overruns, absorption rate, existing and potential rental rates, existing and known planned competing properties, market trends and exit strategy. We test these assumptions with a combination of field inspections and local market analysis, as well as financial, physical, legal and environmental due diligence. Through this process we have built a portfolio of real estate assets consisting of commercial mortgage loans and owned property with carrying values as of December 31, 2009, of $214.0 million and $104.2 million, respectively, that we believe has the potential for significant appreciation in a recovering market.

We intend to continue to focus our future investments primarily on the following asset classes, which we consider to be our target assets:

•	acquiring, managing and originating whole commercial mortgage loans, which may be performing, distressed or non-performing loans;
•	purchasing participating interests in performing commercial real estate mortgage loans; and
•	originating bridge loans.

We also may, from time to time, acquire other types of real estate and real estate-related debt assets as attractive opportunities continue to emerge in the existing economic environment. As real estate conditions improve, we believe our experience, industry knowledge and comprehensive underwriting process will allow us to refocus on our historical model of originating short-term senior secured mortgage loans.

We have entered into a merger agreement with a newly formed corporation called IMH Financial Corporation, the Manager and its stockholders, IMH Holdings, LLC, or Holdings, and its members pursuant to which we would become an internally managed real estate finance company through a series of transactions referred to as the Conversion Transactions. If the Conversion Transactions are consummated, the Fund will be merged with and into a newly incorporated Delaware corporation named IMH Financial Corporation and the Manager and Holdings will become wholly-owned subsidiaries of IMH Financial Corporation.

Factors Affecting our Financial Results

General Economic Conditions Affecting the Real Estate Industry

The global and U.S. economies experienced a rapid decline in recent periods. The real estate, credit and other markets suffered unprecedented disruptions, causing many major institutions to fail or require government intervention to avoid failure, which has placed severe pressure on liquidity and asset values. These conditions were brought about largely by the erosion of U.S. and global credit markets, including a significant and rapid deterioration of the mortgage lending and related real estate markets. In this regard, we continue to operate under very difficult conditions.

Short-term bridge loans to facilitate real estate entitlement and development, and other interim financing, constitute the heart of our business model. This model relies on mortgage capital availability. However, we believe current market conditions have materially diminished the traditional sources of take-out financing on which our business model depends.

Revenues

We generate income primarily from interest and fees on our mortgage loans, including default interest and fees, as well as interest income from money market, short-term investments or similar accounts in which we temporarily invest excess cash.

Mortgage Loan Investments.   The revenues generated from mortgage loan investments include contractual note rate interest, default interest and penalty fees collected, and accretion on loans acquired at a discount. Effective October 1, 2008, the Manager suspended the identification and funding of new loans (excluding financing of new loans in connection with the sale of collateral under existing loans or the sale of real estate owned assets). Changes to the size of our loan portfolio directly affect the amount of interest and fee income we are able to achieve. See the heading entitled “ Trends in Interest Income and Effective Portfolio Yield.”

The Manager also modified certain loans in our portfolio, which has resulted in an extended term of maturity on such loans of two years or longer and, in some cases, has required us to accept an interest rate reflective of current market rates, which are lower than in prior periods. The Manager may decide to modify loans in the future in an effort, among other things, to seek to protect our collateral. Additionally, while the Manager has elected to suspend new loan requests, we did fund one loan in the first quarter of 2009 in connection with the financing of a sale of certain loan collateral by an existing borrower to an unrelated party, and it is anticipated that we will engage in similar lending activities in the future. This effort effectively converted a non-performing loan into a performing loan.

Although the Fund has in the past modified certain loans in its portfolio by extending the maturity dates or changing the interest rates thereof on a case by case basis, the Fund does not have in place at this time a specific loan modification program or initiative. Rather, as in the past, the Fund may modify any loan, in its sole discretion, based on the then applicable facts and circumstances, including, without limitation: (i) the Fund’s expectation that the borrower may be capable of meeting its obligations under the loan, as modified; (ii) the borrower’s perceived motivation to meet its obligations under the loan, as modified; (iii) whether the Fund perceives that the risks are greater to the Fund if the loan is modified, on the one hand, or not modified, on the other hand, and foreclosed upon; (iv) whether the loan is expected to become fully performing within some period of time after any proposed modification; (v) the magnitude of the equity cushion in the collateral, net of the loan, as modified; (vi) the creditworthiness of the guarantor of the loan; (vii) the particular borrower’s track record and financial condition; and (viii) market based factors regarding supply/demand variables bearing on the likely future performance of the collateral. In the future, the Fund expects to modify loans on the same basis as above without any reliance on any specific loan modification program or initiative.

Investments and Money Market Accounts.   Interest income from investment and money market accounts is directly attributable to the average amount of cash available for short-term investment and interest rates. The decrease in cash in recent periods is attributable to the suspension of acceptance of new member investments, the use of cash to fund remaining loan commitments and distributions to members, and the decrease in loan payoffs. Given these factors and the perceived lack of available take-out financing available to our borrowers, we anticipate a decrease in cash and cash equivalents and a decrease in investment income in future periods unless we complete the Conversion Transactions and raise additional financing through an initial public offering or otherwise.

Defaults and Foreclosures.   Due to the rapid and dramatic decline of the economy and real estate and credit markets, we anticipate defaults and foreclosures to continue, which will likely result in a further increase in non-accrual loans and real estate owned assets, which are non-interest earning assets. As such, we anticipate a further decrease in our mortgage loan interest income in future periods.

Loan Demand, Selection and Quality.   Although loan demand was strong, only 23 loans were funded by us in 2008, as compared to 38 loans funded during 2007 and 37 in 2006. As previously described, we stopped accepting any new loan requests and funding new loans effective October 1, 2008.

Changes to Revenues if the Conversion Transactions are Consummated.   Changes to the size of our loan portfolio directly affect the amount of interest and fee income we are able to achieve. If the Conversion Transactions are consummated and we raise additional capital through an initial public offering or otherwise, we expect to resume our lending activities, and we expect to diversify our loan portfolio geographically. We believe that consummation of the Conversion Transactions and raising additional capital will position us to grow our loan portfolio through new investments in loan originations and acquisitions. We plan to focus initially on the acquisition of commercial mortgage loans as we expect there to be better opportunities in the current economic market environment for loan acquisitions than on loan originations. See the heading entitled “Our Business — Our Target Assets.” As a result, we expect in the short-term that we will derive a greater proportion of our revenues from dispositions of investments from our existing portfolio of real estate owned properties and from the disposition of loans and other assets we acquire than from the interest and fee income from commercial mortgage loans originated by us. As economic conditions improve, we expect interest and fee income from commercial mortgage loans to again become a greater focus for us, and for interest and fee income from commercial mortgage loans to become a greater portion of our revenues. If we consummate an initial public offering or otherwise raise capital following the consummation of the Conversion Transactions, we expect our revenues will benefit from additional fee income. We would receive loan origination fees, or points, which historically were retained by the Manager, penalty fees and gains related to the portfolio assets. We also expect to benefit from management fees for management services provided by a subsidiary of IMH Holdings to SWI Fund. See the heading entitled “ Management’s Discussion and Analysis of Financial Condition and Results of Operations of Investors Mortgage Holdings Inc. and IMH Holdings, LLC ” for additional discussion of revenues received by the Manager and Holdings.

Expenses

We historically did not pay any overhead or certain operating expenses as those expenses were paid by the Manager. However, we are required to pay direct expenses and costs, which include management fees to the Manager; expenses or costs related to defaulted loans, foreclosure activities, or property acquired through foreclosure; and interest expense paid on loans that we have sold or participated, but for which we must account for as secured borrowings under current accounting guidance. Moreover, as a result of the Manager’s suspension of certain activity in October 2008, the accompanying reduction in the Manager’s revenue-generating activities and corresponding reduction in liquidity, certain costs that the Manager historically elected to pay on our behalf, although it was not required to pay, began to be paid by us. These expenses include various professional fees for consulting services, valuation services, legal and auditing services relating to public reporting related expenses. If the Conversion Transactions are consummated, we will be responsible for all expenses previously paid by the Manager.

Management Fees.   The management fee has been an annual fee equal to 0.25% of our “Earning Asset Base,” which is defined in our operating agreement as mortgage loan investments held by us and income-earning property acquired through foreclosure and upon which income is being accrued under GAAP. Accordingly, when defaulted loans or foreclosed property enter into non-accrual status, or related income is otherwise not recorded, the loan is removed from the Earning Asset Base for purposes of computing management fees. Interest expense is the amount of interest paid by us to the purchasers of participations in loans or whole loans sold.

If the Conversion Transactions are consummated, we will no longer be required to pay management fees to the Manager, however, we will have additional overhead expenses, including compensation, the resumption of certain historical benefit programs that have been suspended, rent and certain tax expenses.

Default and Other Fund Related Expenses.   Default related expenses include direct expenses related to defaulted loans, foreclosure activities, or property acquired through foreclosure. These direct expenses include legal and other direct costs, as well as personnel and consulting costs directly related to defaulted loans and foreclosure activities. Given the anticipated increase in loan defaults and foreclosures, we anticipate an increase in our default related costs in future periods.

Operating Expenses for Real Estate Owned .  Operating expenses for real estate owned assets include direct operating costs for such property, including property taxes, home owner association dues, property management fees, utilities, repairs and maintenance, licenses, depreciation and amortization, and other costs and expenses associated with the ownership of real estate, and other fees. We expect such costs and expenses to increase as we continue enforcement action on loans in default.

Professional Fees ..  Professional fees consist of outside consulting expenses, audit fees for public reporting related expenses, legal expenses, and valuation services.

Interest Expense ..  Interest expense includes interest incurred in connection with loan participations issued to third parties, borrowings from the Manager and borrowings from a bank.

Provision for Credit Losses.   The provision for credit losses on the loan portfolio, including the estimated charge on the transfer of loans to real estate owned status is based on our estimate of fair value, using data from reports prepared by third party valuation firms, of the underlying collateral of the loan portfolio and the estimated realizable value on real estate owned. Current asset values have dropped significantly in many of the areas where we hold real estate or have a security interest in collateral securing our loans, which resulted in significant non-cash provisions for credit losses for the year ended December 31, 2008 and 2009.

Going Concern, Liquidity and Capital Resources.   Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. Due to unprecedented dislocations in the real estate and capital markets, we have incurred a significant reduction in loan payoffs from borrowers and an increase in delinquencies, non-performing loans and real estate owned, resulting in a substantial reduction of cash flows. The Manager has taken a number of measures to seek to provide liquidity for us, including, among other things, efforts to sell whole loans and participate interests in certain loans in our portfolio, and to liquidate certain real estate. Nevertheless, we believe that the interim debt we have secured and other recent liquidity events, including the sale of certain loans and real estate held for sale, will provide the liquidity necessary to operate on a deliberate basis, rather than one of reactionary or forced liquidations of our assets as fire-sale prices. Based on our operating plans, we believe that our cash and cash equivalents, coupled with our liquidity derived from debt we have secured and the disposition of select assets, will allow us to fund operations over the next 12 months.

The Manager receives from borrowers, either directly or from loan proceeds, all revenues and fees from loan originations, processing, servicing and extension. As a result of the suspension of our activities, although the Manager may collect fees from time-to-time from the modification of existing loans or a portion of penalties or default fees, the suspension of our lending activities has resulted in the loss of the Manager’s primary revenue source. The Manager has initiated or implemented various initiatives that it believes will allow it to generate adequate liquidity to fund operations for the next 12 months without any additional revenue being generated from the Fund. Based on the Manager’s strategies and operating plans, the Manager believes that its cash and cash equivalents along with cash flows generated from operations and working capital management will allow the Manager to fund its operations over the next 12 months.

Although we have accessed bank lines of credit from time to time in the past, we have not historically relied on significant leverage or debt financing to fund our operations and investments. This financing strategy has helped us to reduce the over-leveraging that we believe has adversely affected many competitors in the real estate industry, and we believe positions us to avoid the forced sales that had affected others. See the heading entitled “ Liquidity and Capital Resources .” We may in the future incur indebtedness from time to time for general corporate purposes or working capital.

 Results of Operations for the Years Ended December 31, 2007, 2008 and 2009

Revenues

	Years Ended December 31,				Years Ended December 31,
Interest and Fee Income:	2008	2009	$ Change	% Change	2007	2008	$ Change	% Change
	(in thousands except percentage data)
Mortgage Loans	$65,497	$21,339	$(44,158)	(67.4)%	$47,929	$65,497	$17,568	36.7%
Investments, Money Market Accounts and Other Income	1,923	1,183	(740)	(38.5)%	1,834	1,923	89	4.9%
Total Interest and Fee Income	$67,420	$22,522	$(44,898)	(66.6)%	$49,763	$67,420	$17,657	35.5%

Mortgage Loan Investments ..  During the year ended December 31, 2009, income from mortgage loans was $21.3 million, a decrease of $44.2 million, or 67.4%, from $65.5 million for the year ended December 31, 2008. The year over year decrease in mortgage loan income is attributable to the decrease in the income-earning portion of our loan portfolio. While the total loan portfolio was $544.4 million at December 31, 2009 as compared to $613.9 million at December 31, 2008, the income-earning loan balance decreased significantly to $22.0 million from $518.2 million for the same periods, respectively. Additionally, the average portfolio interest rate (including performing and nonperforming loans) was 11.34% per annum at December 31, 2009, as compared to 12.18% per annum at December 31, 2008.

During the year ended December 31, 2008, income from mortgage loans was $65.5 million, an increase of $17.6 million, or 36.7%, from $47.9 million for the year ended December 31, 2007. The year over year increase in mortgage loan income is directly attributable to the increasing size of our loan portfolio. Excluding the allowance for credit loss, the aggregate principal balance of loans in our portfolio totaled $613.9 million and $510.8 million at December 31, 2008 and 2007, respectively. However, after taking into account foreclosures and the increase in non-accrual loan balances, the interest-earning portion of our loan portfolio totaled $518.2 million and $437.5 million, at December 31, 2008 and 2007, respectively. The average annual portfolio interest rate (including performing and nonperforming loans) was 12.18% and 12.44% at December 31, 2008 and 2007, respectively. Despite the drop in the Prime interest rate, note interest rates remained relatively consistent from period to period as a result of the interest rate floors on those loans, and the increase in the loan portfolio has resulted in an increase in interest income.

Also, we recognized $7.2 million in accreted interest income during the year ended December 31, 2008 as compared to none in 2009 or 2007. The accreted interest was recorded in connection with certain loans purchased at a discount. Additionally, we recognized approximately $2.6 million in default interest, fees and other gains during the year ended December 31, 2008, as compared with none in 2009 and approximately $745,000 in such income in 2007. Due to the rapid and dramatic decline of the economy and real estate and credit markets, we anticipate an increase in defaults and foreclosures, which will likely result in an increase in non-accrual loans and real estate owned assets, which are generally non-interest earning assets. As such, we anticipate a decrease in mortgage income in future periods.

Investment and Money Market Accounts .  During the year ended December 31, 2009, interest income from investment and money market accounts and other income was $1.2 million, a decrease of $740,000, or 38.5%, from $1.9 million for the year ended December 31, 2008. The decrease in investments and money market interest revenues is directly attributable to a decrease in the average amount of cash available for short-term investment and a reduction in interest rates in 2009 in comparison to 2008. The decrease in cash is attributable to the suspension of certain of our activities, the use of cash to fund remaining loan commitments and distributions to members, and the decrease in loan payoffs. Additionally, during the year ended December 31, 2009, we recognized other income of approximately $1.1 million from the rental operations of a property foreclosed upon during the third quarter of 2009.

During the year ended December 31, 2008, interest income from investment and money market accounts was $1.9 million, an increase of $89,000, or 4.9%, from $1.8 million for the year ended December 31, 2007. The increase in investments and money market interest revenues is directly attributable to an increase in the average amount of cash available for short-term investment. The increase was the result of additional capital from the sale of new membership units in the Fund during the first half of 2008, offset by a decrease in the amount of net new member capital during the period, and a decrease in the rate earned on short-term investments. Given the suspension of certain of our activities, the use of cash to fund remaining loan commitments and distributions to the members, and the lack of available take-out financing available to our borrowers, we anticipate a decrease in our cash and cash equivalents for the foreseeable future. As such, we anticipate a decrease in our investment income in future periods.

Expenses

	Twelve Months Ended December 31,				Twelve Months Ended December 31,
Expenses:	2008	2009	$ Change	% Change	2007	2008	$ Change	% Change
	(in thousands except percentages)
Management Fees	$1,139	$574	$(565)	(49.6)%	$968	$1,139	$171	17.7%
Default Related and Other Fund Expenses	773	754	(19)	(2.5)%	—	773	773	N/A
Operating Expenses for Real Estate Owned	120	5,002	4,882	4,068.3%	—	120	120	N/A
Professional Fees	422	3,103	2,681	635.3%	—	422	422	N/A
Interest Expense:
Borrowings from Fund Manager	—	267	267	N/A	390	—	(390)	(100.0)%
Participations in Mortgage Loans	—	—	—	N/A	830	—	(830)	(100.0)%
Borrowings on Note Payable	78	—	(78)	(100.0)%	—	78	78	N/A
Total Interest Expense	78	267	189	242.3%	1,220	78	(1,142)	(93.6)%
Provision for credit losses	296,000	79,299	(216,701)	(73.2)%	1,900	296,000	294,100	15,478.9%
Impairment charges	27,175	8,000	(19,175)	(70.6)%	—	27,175	27,175	N/A
Total Expenses	$325,707	$96,999	$(228,708)	(70.2)%	$4,088	$325,707	$321,619	7,867.4%

Management Fees.   During the year ended December 31, 2009, management fee expense was $574,000, a decrease of $565,000, or 49.6%, from $1.1 million for the year ended December 31, 2008. Management fee expense as a percentage of mortgage interest income was 2.4%, 1.7% for the years ended December 31, 2009 and 2008, respectively. The decrease in management fee expense for the year ended December 31, 2009 is directly related to the significant decline in the “Earning Asset Base” of our loan portfolio at December 31, 2009 since 2008, as previously described. The increase in management fees as a percentage of mortgage income is attributed to the increase in “non-earning” or non-accrual assets, which as described above, are removed from the asset base on which management fees are computed. In addition, the computation of management fees do not consider the recognition of default interest and fees recognized during the year ended December 31, 2008, as compared to none in 2009.

During the year ended December 31, 2008, management fee expense was $1.1 million, an increase of $171,000 or 17.7%, from $968,000, for the year ended December 31, 2007. Management fee expense as a percentage of mortgage interest income for the Fund was 1.7% and 2.0% for the years ended December 31, 2008 and 2007, respectively. The overall increase in management fee expense in 2008 was directly related to the increase in the size of the Fund’s loan portfolio, which is the primary driver of the “Earning Asset Base” of the Fund. However, the decrease in management fees as a percentage of mortgage income is attributed to the increase in “non-earning” or non-accrual assets, which, as described above, are removed from the Earning Asset Base on which management fees are computed. The computation of management fees do not consider the recognition of default interest and fees recognized during the year ended December 31, 2008.

Default Related and Other Fund Expenses.   Default related expenses and other fund expenses include direct expenses related to defaulted loans, foreclosure activities, or property acquired through foreclosure. Such direct costs include legal and other directs costs, as well as allocated personnel costs directly related to defaulted loans and foreclosure activities. During the year ended December 31, 2009 and 2008, respectively, default related expenses were $754,000 and $773,000, respectively, a decrease of $19,000 or 2.5%. Although the year over year totals are comparable, the Fund experienced an overall increase in default related expenses attributable to the increasing defaults and foreclosures experienced by us in 2009 as compared to 2008. This amount was offset by a similar reduction in the amount of allocated personnel costs directly related to defaulted loans and foreclosure activities which activities were outsourced in 2009. Given the anticipated increase in defaults and foreclosures, we anticipate a decrease in management fees and an increase in default related expenses in future periods. However, the expected changes in these balances cannot be determined with certainty.

Operating Expenses for Real Estate Owned.   Operating expenses for real estate owned assets include direct operating costs for such properties, including property taxes, homeowner association dues, property management fees, utilities, repairs and maintenance, licenses, depreciation and amortization and other costs and expenses associated with the ownership of real estate properties. During the years ended December 31, 2009 and 2008, operating expenses for real estate owned were $5.0 million and $120,000, respectively. The increase in operating expenses for real estate owned assets is attributable to the increasing number of properties acquired through foreclosures and the past due and current property taxes totaling $2.4 million attributable to such properties. The 2009 balance also includes depreciation and amortization of $702,000 on an operating property acquired through foreclosure in mid-2009. No such costs were incurred in fiscal 2007. We expect such costs and expenses to increase as we continue to exercise remedies on loans in default.

Professional Fees.   Professional fees consist of outside consulting expenses, valuation services, and legal and accounting fees for public reporting related expenses. During the years ended December 31, 2009 and 2008, respectively, professional fees were $3.1 million and $442,000, respectively, an increase of $2.6 million, or 635.3%. The increase in these costs is attributed to the increasing defaults and foreclosures in our loan portfolio, the cost of valuation services provided in connection with our on-going evaluation of the portfolio, and the costs of public reporting, including requirements under the Sarbanes-Oxley Act and related requirements. Also, certain costs that the Manager elected to pay in previous periods (but was not contractually required to pay), such as public reporting costs, are now borne by us. Additionally, the Manager engaged the services of an outside consulting firm to assist in the determination of the specific asset disposition strategy. The consultant receives $110,000 per month for its services. No such costs were incurred in fiscal 2007.

Interest Expense.   Interest expense includes interest incurred in connection with loan participations issued to third parties, borrowings from the Manager and borrowings from a bank. During the year ended December 31, 2009, interest expense was $267,000, an increase of $189,000, or 242.3%, from $78,000 for the year ended December 31, 2008. Interest expense for the year ended December 31, 2009 was incurred in connection with a $6.0 million borrowing from the Manager. Interest expense for the year ended December 31, 2008 was incurred in connection with the $10.0 million note payable to a bank, of which only $8.0 million was drawn and was paid off in the second quarter of 2008.

During the year ended December 31, 2008, interest expense was $78,000 a decrease of approximately $1.1 million, or 93.6%, from $1.2 million for the year ended December 31, 2007. Interest expense for the year ended December 31, 2008 includes interest on a note payable to a bank, as previously. The decrease in interest expense from 2007 to 2008 is attributable to the decrease in participations and borrowings from the Manager, which were used to fund new loans during the year ended December 31, 2007. If we are successful in participating our loans with other lenders, or if we must leverage assets for purposes of generating liquidity, the Manager anticipates an increase in interest expense in future periods.

Provisions for Credit Losses and Impairment Charges.   Asset values have dropped significantly in many areas where we hold real estate or have a security interest in collateral securing our loans which has resulted in significant non-cash provision for credit losses and impairment charges in 2008 and 2009. Based on the valuation analysis performed on our loan portfolio during each of the years ended December 31, 2009 and 2008, we recorded provision for credit losses of $79.3 million and $296.0 million, respectively. In addition, for real estate assets acquired through foreclosure, we performed an analysis to determine the extent of impairment in valuation for such assets deemed to be other than temporary. Based on our analysis, we recorded impairment charges in the amount of $8.0 million and $27.2 million for the years ended December 31, 2009 and 2008, respectively.

These non-cash provisions had no impact on earnings distributed to members in 2008 or 2007. We will continue to evaluate our loan portfolio to determine the adequacy and appropriateness of the allowance for credit loss, and the allowance may be adjusted accordingly.

Net Earnings (Loss)

	Twelve Months Ended December 31,				Twelve Months Ended December 31,
	2008	2009	$ Change	% Change	2007	2008	$ Change	% Change
	(in thousands, except percentage data)
Net Earnings (Loss)	$(258,287)	$(74,477)	$183,810	(71.2)%	$45,675	$(258,287)	$(303,962)	(665.5)%

Net earnings (loss) consist of interest and fee income reduced by management fee expense, default related expenses, operating expenses, professional fees, interest expense, provision for credit losses, impairment charges and other expenses. For the year ended December 31, 2009, net loss totaled $74.5 million, a decrease of $183.8 million, or 71.2%, from net loss of $258.3 million for the year ended December 31, 2008. Overall, the Fund experienced a significant decrease in interest income, as a result of the decline in its income-earning loan portfolio balances and lower cash balances. The Fund also experienced an increase in default related, operating, professional fees and other expenses, as a result of increased defaults and foreclosures. However, the loss of revenue and increase in expenses was offset by the reduction in the provisions for credit losses and impairment charges recorded in 2009 as compared to 2008. Consequently, the Fund experienced a reduced net loss in 2009 in comparison to 2008.

For the year ended December 31, 2008, net loss totaled $258.3 million, a decrease of $304 million, or 665.5%, from net earnings of $45.7 million for the year ended December 31, 2007. Although we experienced higher interest and investment income and default fees, the net loss in 2008 was largely attributed to the increase in default related expenses and the recording of the provision for credit losses.

Manager Fund-Related Income and Expense

In accordance with our operating agreement with the Manager, the Manager receives from borrowers, either directly or from loan proceeds, all revenue and fees from loan origination, processing, servicing and extension. For the years ended December 31, 2009, 2008 and 2007, the Manager earned origination, processing and other related fees of approximately $10.6 million, $21.3 million, $28.6 million, respectively, substantially all of which were earned on loans funded by the Fund. In addition to fees earned by the Manager for loan modifications executed during the year ended December 31, 2009, fees were earned from the expiration of refundable loan fees previously collected, which were refundable to the borrower in the event of loan payoff by a specified date.

In addition, our overhead and certain operating expenses are paid by the Manager, as specified by our operating agreement. Such costs include payroll and direct costs associated with loan origination activities, as well as member development and operations and other general overhead costs. Based on our estimates, for the years ended December 31, 2009, 2008 and 2007, the Manager incurred Fund-related expenses as follows (in thousands):

	Years Ended December 31,
Fund-related Expenses Paid by Manager:	2007	2008	2009
Operations-related expenses	$12,703	$11,630	$3,737
Origination-related expenses	7,208	6,599	$2,120
Total	$19,911	$18,229	$5,857

Effective October 1, 2008, we, among other things, suspended funding of new loans (although we may finance new loans in connection with the sale of collateral under existing loans or the sale of real estate owned assets). As substantially all of our loans have been originated by the Manager, the Manager’s primary revenue source has also been suspended. Further, due to the state of the United States economy and the real estate and credit markets, neither we nor the Manager can predict when loan originations and funding will re-commence, or whether, once commenced, our loan activity will return to historical levels, if ever. The reduction in expenses for the year ended December 31, 2009 is attributable to the cost cutting measures employed by the Manager in 2009. For information regarding the Manager’s ability to continue as a going concern, see “ Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview of the Business — Going Concern .”

Loan Originations, Loan Types, Borrowers, the Underwriting Process and Loan Monitoring

Origination and Acquisition

Prior to the Fund’s decision to suspend funding of new loans, the Fund only originated or acquired mortgage loans from borrowers that the Manager believed had sufficient equity in the real estate securing the loans and that otherwise met our underwriting standards. Historically, the Fund did not evaluate loans based on a credit scoring model or a standard checklist. Rather, the Fund utilized a residual analysis methodology, whereby the Fund tested whether there is sufficient “equity” in the loan that, in the event of a default and foreclosure, the Fund could complete development of the project in a manner such that the fair value of the project in the marketplace would exceed the aggregate investment, ideally generating a return of 18% – 20% or more. In conducting this analysis, the Manager, among other things, considered the market conditions in the geographic location of the property securing the loan, discussed with developers and other experts in the local market to verify borrower assertions as to market conditions and direction, discussed with national experts it has on retainer that can address the potential market conditions impacting appreciation or depreciation in the value of the property securing the loan and, if applicable, evaluated the current and projected revenue from the property, and the expected levels of applicable rental and occupancy rates. The Fund believes that focusing on the value of the underlying real estate is important because the real estate is the Fund’s primary source of payment of the loan, and residual analysis mitigates the likelihood of lending too much money in relation to the project’s value. Similar to conventional lenders, the Fund relies upon the expertise of independent appraisers to supplement the Manager’s analysis of the valuation of the collateral underlying its loans.

Lien Priority

Historically, all mortgage loans have been collateralized by first deeds of trust (mortgage) on real property, and generally include a personal guarantee by the principals of the borrower. Often the loans are secured by additional collateral. However, during the year ended December 31, 2009, for one loan we agreed to subordinate a portion of our first lien mortgage to a third party lender in the amount of $14.0 million (approximately 25% of the outstanding principal). The subordination was granted in order to provide liquidity to the borrower to complete the construction of the project, an obligation for which the Fund had been responsible under the original loan terms. Under the terms of the subordination agreement, the Fund may purchase or pay off the loan to the third party lender at par. In addition, subsequent to December 31, 2009, we agreed to subordinate a portion of our first lien mortgage for a different loan to a third party lender in the amount of $1.5 million (approximately 2% of the outstanding principal). This subordination was granted in order to satisfy a prior lien for which the lien holder was seeking foreclosure, also an obligation for which the Fund had been responsible under the original loan terms. While subordinations of the Fund’s first lien positions are not expected to be a common occurrence in the future, the Manager may find it necessary to do so in an effort to maximize the opportunity for recovery of our investment. Independent title companies handle all loan closings and independent third-party companies, with oversight of the Manager, provide construction inspections and loan document management services for the majority of the mortgage loan note obligations that contain construction components.

The following provides a general summary of the various types of loans in our portfolio:

Pre-entitled Land:   This category refers to land that does not have final governmental approvals to begin developing or building on the site.

Held for Investment:   The borrower does not intend to process the entitlements during the term of our loan.

Processing Entitlements:   The borrower intends to process the entitlements during the term of the loan. The loan may include proceeds allocated for entitlement costs.

Entitled Land:   This category refers to land that has final governmental approval to begin developing the site.

Held for Investment:   The borrower does not intend to develop the land during the term of the loan. The word “develop”, in this context, refers to installing the utilities, streets, landscaping etc., but does not include vertical construction.

Infrastructure under Construction:   The borrower intends to develop the land during the term of the loan. The loan may include proceeds allocated for development costs.

Improved and Held for Vertical Construction:   The land is fully developed; utilities, streets, landscaping, etc. are completed. The borrower does not intend to begin vertical construction during the term of the loan.

Construction & Existing Structures:   This category refers to construction loans or loans where the collateral consists of completed structures.

New Structure — Construction in-process:   The loan is providing construction proceeds to build a vertical structure. All governmental approvals have been received and the infrastructure is complete.

Existing Structure Held for Investment:   The collateral consists of existing structures; no construction is needed.

Existing Structure — Improvements:   The collateral consists of existing structures, and loan proceeds are available through the loan to renovate or build additions.

The collateral supporting our loans generally consists of fee simple real estate zoned for residential, commercial or industrial use. The real estate may be in any stage of development from unimproved land to finished buildings with occupants or tenants.

Substantially all of our loans are in some stage of development and do not generate cash flow for purposes of servicing our debt. Further, as a loan’s collateral progresses through its various stages of development, the value of the collateral generally increases more than the related costs of such improvements. Accordingly, as is customary in our industry, interest has historically been collected through the establishment of “interest reserves” that are included as part of the “loan- to-value” analysis made during the original and any subsequent underwriting process. Interest on loans with unfunded interest reserves is added to the loan balance with the offsetting accounting entry to interest income.

Our borrowers generally consist of land developers, homebuilders, commercial property developers and real estate investors. In general, our loans have historically had a term of three to 24 months and are full-recourse, meaning one or more principals of the borrower personally guaranty the debt. Typically, the borrower is a single purpose entity that consists of one or more members that will serve as guarantors to the loan.

When performing due diligence on a prospective loan, each property, borrower and guarantor are analyzed by us. We utilize a standard due diligence checklist as the basis for collection of data for our underwriting analysis. Each loan request is unique so the checklist is modified by the underwriter responsible for the loan analysis. If the underwriter determines that the loan request meets our lending criteria, a credit approval analysis prepared by the underwriter and loan analyst. This analysis provides all material relevant information on the collateral, the borrower and the guarantor(s), and is then reviewed by our loan committee. After the loan committee has reviewed the credit approval analysis, a meeting is then scheduled with the loan committee and the underwriter in which questions are addressed and concludes with a vote by all loan committee members to determine whether to approve the loan for funding.

The level and extent to which we monitor our borrowers’ progress is dependent on the type of loan we have extended. The following generally describes our monitoring procedures for each loan type.

•
Loans extended for the purchase or refinance of land with no planned improvement work to be performed by the borrower (classified as “Pre-entitled Land Held for Investment”, “Entitled Land Held for Investment”, “Entitled Land Improved and Held for Vertical Construction” or “Existing Structure Held for Investment” loans) is generally evaluated during the underwriting process and is based on the loan-to-value of the property on an as-is basis at the time of the loan closing. Generally, the loan-to-value of the subject property must be sufficient to add interest reserves to the loan to cover interest through initial maturity. Aside from periodic discussions with the borrower, the level of oversight and monitoring of the subject property is not extensive.

•
Loans extended for the purpose of purchasing the land and improving the site with entitlements or infrastructure (classified as “Pre-entitled Land Processing Entitlements” or “Entitled Land Infrastructure under Construction” loans) for planned development are evaluated at initial underwriting, with consideration given to both the as-is value of the property at the time of initial funding and the final value of the subject collateral on an as-entitled basis. Similarly, the loan-to-value of the subject property must be sufficient to add interest reserves to the loan to cover interest through initial maturity. To ascertain the status of the entitlement or infrastructure progress during the loan term, our construction department reviews invoices, conducts periodic site inspections, and reviews the construction draw requests prior to funding such requests.

•
Loans extended for construction projects (classified as “New Structure — Construction in-process” or “Existing Structure — Improvements” loans) are evaluated at initial underwriting, with consideration given to both the as-is value of the property at the time of the initial funding and the final value of the subject collateral on an as-complete basis. As with all of our loans, the loan-to-value of the subject property must be sufficient to add interest reserves to the loan to cover interest through initial maturity. As construction on a property continues, the value of the property generally increases and, therefore, at the end of the construction period it has generally achieved its as-complete value. To ascertain the status of the construction progress during the loan term, our construction department reviews invoices, conducts periodic site inspections, and reviews the construction draw requests prior to funding such requests. If determined necessary, we will elect to employ a third party construction servicing vendor to perform most of these duties. This option would be utilized for a larger, more time-intensive construction project. This third-party vendor would facilitate all inspections, budget analysis and draw request reviews; the results of which would be delivered to our construction department for review and approval prior to any loan disbursements.

Upon maturity of any loan, if the borrower requests an extension of the loan or is unable to payoff our loan or refinance the property, the request is analyzed using our underwriting procedures to determine whether the collateral value remains intact and/or whether an advance of additional interest reserves is warranted. If the value of the collateral does not meet our requirements, and the borrower is unable to offer additional concessions, such as additional collateral, we typically begin enforcement proceedings which may result in foreclosure. Valuation of the underlying collateral for all loans is subject to quarterly analysis to determine whether any impairment is warranted. If a loan enters default status and is deemed to be impaired because the underlying collateral value is insufficient to recover all loan amounts due, we generally cease the capitalization of interest into the loan balance.

Changes in the Loan Portfolio Profile

Information regarding our loan portfolio follows. As previously discussed, effective October 1, 2008, the Manager elected to suspend certain of our activities, including the origination and funding of any new loans. Accordingly, the ability of the Manager to make adjustments to our loan portfolio is significantly impaired. In addition, in an effort to seek to preserve our collateral, the Manager has modified certain existing loans, oftentimes by extending maturity dates, and, in the absence of available credit financing to repay our loans, the Manager will likely modify additional loans in the future or foreclose on those loans.

Although the Fund has in the past modified certain loans in its portfolio by extending the maturity dates or changing the interest rates thereof on a case by case basis, the Fund does not have in place at this time a specific loan modification program or initiative. Rather, as in the past, the Fund may modify any loan, in its sole discretion, based on the applicable facts and circumstances, including, without limitation: (i) the Fund’s expectation that the borrower may be capable of meeting its obligations under the loan, as modified; (ii) the borrower’s perceived motivation to meet its obligations under the loan, as modified; (iii) whether the Fund perceives that the risks are greater to the Fund if the loan is modified, on the one hand, or not modified, on the other hand, and foreclosed upon; (iv) whether the loan is expected to become fully performing within some period of time after any proposed modification; (v) the magnitude of the equity cushion in the collateral net of the loan, as modified; (vi) the creditworthiness of the guarantor of the loan; (vii) the particular borrower’s track record and financial condition; and (viii) market based factors regarding supply/demand variables bearing on the likely future performance of the collateral. In the future, the Fund expects to modify loans on the same basis as above without any reliance on any specific loan modification program or initiative.

Average Loan Size

Although the Manager elected to suspend the identification and funding of new loans effective October 1, 2008, we funded one loan during 2009 (in the first quarter) totaling $392,000 in connection with the financing of a sale of certain collateral by an existing borrower to an unrelated party. No new loans were originated during the remainder of 2009. Prior to the Manager’s election to suspend the origination and funding of new loans, in 2008, we originated 23 new loans with an average note balance of $14.3 million, as compared with 38 new loans with an average note balance of $11.3 million in 2007. At December 31, 2009, the average principal balance for performing loans was $2.4 million, as compared to $10.2 million at December 31, 2008. The decrease in the year over year average note balance is a result of the majority of the portfolio that is in non-accrual status as of December 31, 2009.

Geographic Diversification

While a large percentage of our loan portfolio is invested primarily in mortgage loans where the collateral is located in Arizona and California, we also currently have loans in New Mexico, Texas, Idaho, Minnesota, Nevada and Utah. As of December 31, 2008 and 2009, respectively, the geographic concentration of loan outstanding principal balances, net of the allowance for credit loss, by state, follows (in thousands):

	December 31, 2008					December 31, 2009
	Outstanding Principal	Allowance for Credit Loss	Net Carrying Amount	Percent	#	Outstanding Principal	Allowance for Credit Loss	Net Carrying Amount	Percent	#
	(in thousands, except percentage and unit data)
Arizona	$294,362	$(128,499)	$165,863	52.9%	31	$281,492	$(162,639)	$118,853	55.5%	26
California	177,255	(124,422)	52,833	16.9%	20	181,390	(120,829)	60,561	28.3%	20
New Mexico	5,240	(637)	4,603	1.5%	2	5,241	(1,094)	4,147	1.9%	2
Texas	55,825	(5,781)	50,044	16%	4	11,102	(4,272)	6,830	3.2%	3
Idaho	49,578	(38,458)	11,120	3.5%	2	49,594	(38,981)	10,613	5.0%	2
Minnesota	16,590	—	16,590	5.3%	1	0	—	—	0.0%	0
Nevada	7,969	(1,876)	6,093	1.9%	1	7,984	(2,613)	5,371	2.5%	1
Utah	7,035	(637)	6,398	2.0%	1	7,645	—	7,645	3.6%	1
Total	$613,854	$(300,310)	$313,544	100%	62	$544,448	$(330,428)	$214,020	100.0%	55

The concentration of our loan portfolio in California and Arizona, markets in which values have been severely impacted by the decline in the real estate market, totals 83.8% at December 31, 2009. We have stopped funding new loans and, as a result of that and other factors, our ability to diversify our portfolio is significantly impaired.

Interest Rate Information

Our loan portfolio includes loans that carry variable and fixed interest rates. All variable interest rate loans are indexed to the Prime rate with interest rate floors. At December 31, 2009 and 2008, the Prime rate was 3.25% per annum.

At December 31, 2009, 49.6% of our portfolio consisted of variable rate loans, compared to 68.7% at December 31, 2008. The decrease in the percentage of variable rate loans in the portfolio is attributed to the modification of certain variable rate loans to fixed rate loans. The weighted average interest rate on variable rate loans was 12.88% per annum and 12.39% per annum at December 31, 2009 and 2008, respectively. The increase in the average variable rate at December 31, 2009 as compared to December 31, 2008 is attributed to the foreclosure of lower variable rate loans and the modification of certain variable rate loans to lower fixed rates. Similarly, we experienced an increase in the average spread over the Prime interest rate (Prime rate plus 9.63% at December 31, 2009 as compared to Prime rate plus 9.14% at December 31, 2008). At December 31, 2009 and 2008, respectively, all variable rate loans outstanding had an interest rate floor and no ceiling interest rates. Accordingly, if the Prime interest rate increases during the life of the loans, interest rates on substantially all these loans would adjust upward. Conversely, as the Prime interest rate decreases, the interest rates on such loans do not decline below the floor rates, which is typically the original interest rate at the time of origination. For the impact of pro forma increases or decreases in the Prime rate, see the discussion of “ Quantitative and Qualitative Disclosures about Market Risk ” located elsewhere in this Form 10-K.

At December 31, 2009, 50.4% of our portfolio consisted of fixed rate loans, compared with 31.3% at December 31, 2008. The increase in the percentage of fixed rate loans in the portfolio is attributed to the modification of certain variable rate loans to fixed rate loans. The average annual interest rate on fixed rate loans as of December 31, 2009 and 2008, respectively, was 9.84% and 11.71%, respectively. The reduction in rates between these periods reflects the foreclosure of certain fixed rate loans, the origination of lower yielding fixed rate loans, and loan modifications that converted certain variable rate loans to lower rate fixed rate loans.

A substantial portion of our portfolio loans are in default or in non-accrual status, as of December 31, 2009 and 2008, respectively, and outstanding principal balances (including non-accrual loans), net of the allowance for credit loss, summarized by the contractual loan terms for fixed and variable interest rates within selected interest rate ranges and other portfolio information, were as follows (in thousands):

	December 31, 2008
	Fixed Rate		Variable Rate		Total
	#	Outstanding Principal	#	Outstanding Principal	#	Outstanding Principal	Allowance for Credit Loss	Net Carrying Amount	%

Current Annual Rate:
8.00%	1	$3,500	—	$—	1	$3,500	$—	$3,500	1.1%
9.00%	1	10,461	1	1,622	2	12,083	(10,175)	1,908	0.6%
10.00%	1	26,709	—	—	1	26,709	(23,226)	3,483	1.1%
11.00%	—	—	1	1,981	1	1,981	—	1,981	0.6%
11.25%	—	—	1	46,020	1	46,020	—	46,020	14.7%
11.50%	2	2,651	6	94,283	8	96,934	(15,928)	81,006	25.8%
11.75%	1	4,752	—	—	1	4,752	—	4,752	1.5%
12.00%	10	75,758	9	67,683	19	143,441	(54,499)	88,942	28.4%
12.25%	1	631	3	55,850	4	56,481	(52,775)	3,706	1.2%
12.50%	1	1,929	6	22,227	7	24,156	(18,026)	6,130	2.0%
12.75%	1	37,935	—	—	1	37,935	(25,394)	12,541	4.0%
13.00%	3	27,897	9	54,947	12	82,844	(64,831)	18,013	5.7%
13.25%	—	—	1	2,821	1	2,821	(1,675)	1,146	0.4%
13.75%	—	—	2	6,528	2	6,528	(3,781)	2,747	0.9%
14.25%	—	—	1	67,669	1	67,669	(30,000)	37,669	12.0%
Total	22	$192,223	40	$421,631	62	$613,854	$(300,310)	$313,544	100.0%
% of Portfolio	31.3%	68.7%	100.0%
Weighted Average Rate	11.71%	12.39%	12.18%
Number of Loans	22	40	62
Average Principal	$8,737	$10,541	$9,901

	December 31, 2009
	Fixed Rate		Variable Rate		Total
	#	Outstanding Principal	#	Outstanding Principal	#	Outstanding Principal	Allowance for Credit Loss	Net Carrying Amount	%
	(in thousands, except percentage and unit data)
Current Annual Rate:
6.00%	1	$5,890	—	$—	1	$5,890	$(1,568)	$4,322	2.0%
7.53%	1	41,886	—	—	1	41,886	(23,942)	17,944	8.4%
8.00%	4	31,077	—	—	4	31,077	(24,999)	6,078	2.8%
8.25%	1	56,033	—	—	1	56,033	—	56,033	26.2%
9.00%	1	1,589	—	—	1	1,589	(9)	1,580	0.7%
10.00%	4	29,555	—	—	4	29,555	(22,316)	7,239	3.4%
11.00%	1	1,463	1	1,618	2	3,081	—	3,081	1.4%
11.50%	—	—	4	11,328	4	11,328	(4,489)	6,839	3.2%
11.75%	1	5,759	—	—	1	5,759	—	5,759	2.7%
12.00%	7	61,403	8	53,947	15	115,350	(59,545)	55,805	26.1%
12.25%	—	—	2	56,562	2	56,562	(51,372)	5,190	2.4%
12.50%	—	—	5	16,128	5	16,128	(11,705)	4,423	2.1%
12.75%	1	37,958	—	—	1	37,958	(22,664)	15,294	7.1%
13.00%	1	1,650	9	54,947	10	56,597	(45,462)	11,135	5.2%
13.75%	—	—	2	6,528	2	6,528	(5,987)	541	0.3%
14.25%	—	—	1	69,127	1	69,127	(56,370)	12,757	6.0%
Total	23	$274,263	32	$270,185	55	$544,448	$(330,428)	$214,020	100.0%
% of Portfolio	50.4%	49.6%	100%
Weighted Average Rate	9.84%	12.88%	11.34%
Number of Loans	23	32	55
Average Principal	$11,924	$8,443	$9,899

See the heading entitled “Borrower and Borrower Group Concentrations ” for additional information.

Concentration by Category based on Collateral’s Development Status

As of December 31, 2008 and 2009, respectively, outstanding principal balances on our portfolio loans, net of the allowance for credit loss, by development status of the underlying collateral, were as follows:

	December 31, 2008			December 31, 2009
	Amount	%	#	Amount	%	#
	(in thousands, except percentage and unit data)
Pre-entitled Land:
Held for Investment (1)	$7,178	1.2%	2	$13,834	2.5%	3
Processing Entitlements (2)	200,902	33%	12	185,608	34.1%	8
	208,080	34.0%	14	199,442	36.6%	11
Entitled Land:
Held for Investment	114,307	18.6%	17	101,942	18.8%	14
Infrastructure under Construction	57,908	9.4%	4	69,839	12.8%	5
Improved and Held for Vertical Construction	54,486	8.9%	5	47,227	8.7%	4
	226,701	36.9%	26	219,008	40.3%	23
Construction & Existing Structures:
New Structure – Construction in-process	43,814	7.1%	14	46,325	8.5%	16
Existing Structure Held for Investment	37,482	6.1%	5	23,640	4.3%	4
Existing Structure – Improvements	97,777	15.9%	3	56,033	10.3%	1
	179,073	29.1%	22	125,998	23.1%	21
Total	613,854	100%	62	544,448	100%	55
Less: Allowance for Credit Loss	(300,310)			(330,428)
Net Carrying Value	$313,544			$214,020

(1)
The subject collateral consists of land that does not have final governmental approvals, or entitlements, to begin developing the applicable project site. Moreover, the borrower does not intend to process the entitlements during the term of the applicable portfolio loan.

(2)
The subject collateral consists of land that does not have final governmental approvals, or entitlements, to begin developing the applicable project site. However, the applicable portfolio loan was made with the understanding that the borrower intends to process the entitlements during the term of the applicable portfolio loan. The loan may include proceeds allocated specifically for entitlement costs.

The term “entitlement” in our business, and as reflected above, refers to the legal method of obtaining the necessary city, county or state approvals to develop land for a particular use. The term “processing entitlements” is synonymous with “obtaining approvals”.

From a collateral standpoint, the Fund believes the level of risk decreases as the borrower obtains governmental approvals (i.e., entitlements) for development. When the ultimate goal is to build an existing structure that can be sold or rented, in general, fully entitled land that is already approved for construction is more valuable than a comparable piece of land that has received no entitlement approvals. Each municipality or other governmental agency has its own variation of the entitlement process, however, in general, the functions tend to be relatively similar. In general, the closer to completion a construction project may be, the lower the level of risk that construction will be delayed.

As of December 31, 2008 and 2009, respectively, outstanding principal balances on our portfolio loans, net of the allowance for credit loss, by expected end-use of the underlying collateral, were as follows:

	December 31, 2008			December 31, 2009
	Amount	%	#	Amount	%	#
	(in thousands, except percentage and unit data)
Residential	$278,644	45.4%	37	$273,666	50.2%	35
Mixed Use	206,691	33.7%	11	177,308	32.6%	7
Commercial	127,449	20.8%	13	92,404	17.0%	12
Industrial	1,070	0.1%	1	1,070	0.2%	1
Total	613,854	100%	62	544,448	100%	55
Less: Allowance for Credit Loss	(300,310)			(330,428)
Net Carrying Value	$313,544			$214,020

The Manager estimates that, as of December 31, 2009, approximately 58% of the allowance for credit loss is attributable to residential-related projects, 40% to mixed use projects, and the balance to commercial and industrial projects.

With our suspension of the funding of new loans, the concentration of loans by type of collateral and end-use is expected to remain consistent within our current portfolio. The concentration of loans by type of collateral and end-use is expected to remain consistent within the current portfolio. As of December 31, 2008 and 2009, respectively, the concentration of loans by type of collateral and end-use was relatively consistent over these periods. Changes in classifications are primarily a result of foreclosures of certain loans.

Unless loans are modified and additional loan amounts advanced to allow a borrower’s project to progress to the next phase of the project’s development, the classifications of our loans generally do not change during the loan term. Thus, in the absence of funding new loans, we generally do not expect material changes between loan categories with the exception of changes resulting from foreclosures. Nevertheless, in several cases, our borrowers have slowed or halted the level of development from what was originally anticipated as a result of the material macroeconomic events in the real estate and credit markets. Risks relative to this lack of development include the possibility of losing entitlements previously secured, the inability to secure take-out financing, increased carrying costs, as well as the uncertainty of the recovery of the real estate markets generally, all of which have led to loan defaults by certain of our borrowers. We expect these loan defaults to continue, and they may ultimately lead to the foreclosure of such loans.

Borrower and Borrower Group Concentrations

Our investment guidelines provide that, at the time of origination, no single loan should exceed 10% of the total of all outstanding loans and that aggregate loans outstanding to one borrower or borrower group should not exceed 20% of the total of all outstanding loans. Following the origination of a loan, however, a single loan or the aggregate loans outstanding to a borrower or borrower group may exceed those thresholds as a result of changes in the size and composition of our overall portfolio. As of December 31, 2008, there was one individual borrower whose aggregated borrowings totaled $67.7 million, which was approximately 11% of our total mortgage loan principal balance outstanding (although at the time of origination the principal balance was less than 10% of the total mortgage loan principal balance outstanding) and accounted for 13.4% of mortgage interest income during the year ended December 31, 2008. Additionally, at December 31, 2008, there was one borrowing group whose aggregate borrowings totaled $83.6 million, which represented approximately 13.6% of the Fund’s total mortgage loan principal balance outstanding at December 31, 2008 (although at the time of origination, the aggregate principal balance of loans to this borrowing group was less than 10% of the total mortgage principal balance outstanding). At December 31, 2008, these loans were in a performing status.

As of December 31, 2009, there was one borrower whose outstanding principal totaled $69.1 million which was approximately 12.7% of our total mortgage loan principal balance outstanding (although at the time of origination, the aggregate principal balance on these loans were less than 10% of the total mortgage principal balance outstanding), and accounted for 15.0% of mortgage interest income during the year ended December 31, 2009. In addition, as of December 31, 2009, there was one borrowing group, whose aggregate outstanding principal aggregated $97,918 which was approximately 18.0% of our total mortgage loan principal balance outstanding (although at the time of origination, the principal balances on these loans were less than 10% of the total mortgage principal balance outstanding) and collectively accounted for 21.7% of mortgage interest income during the year ended December 31, 2009. In addition, during the year ended December 31, 2009, one loan accounted for 12% of total mortgage interest income. This loan was foreclosed upon in July 2009.

The loan for $69.1 million is classified as pre-entitled land — processing entitlements, while the loans totaling $97.9 million consisted of a $56.0 million loan classified as construction and existing structures — improvements and a $41.9 million loan classified as entitled land — infrastructure under construction. The $69.1 million loan, which was performing at December 31, 2008, matured and has been in default since the first quarter of 2009 and is currently in non-accrual status.

The loans totaling $97.9 million were performing as of December 31, 2008 but entered default status in 2009 when both loans matured. However, because of distressed market conditions, the two loans totaling $97.9 million to the borrowing group were modified by the Manager during the third quarter of 2009, to extend the maturity dates to September 30, 2012, reduce the annual interest rates from 11.25% and 11.5%, respectively, to 8.25% and 7.53%, respectively, and allow for the subordination of our first lien position on one of the loans to an unaffiliated commercial bank in the amount of $14.0 million, subject to the Fund’s right to pay off or purchase this loan at any time prior to maturity at par. The subordination on the $14.0 million loan was granted in order to seek to better assure that the borrower had sufficient funds to complete its renovation project on the collateral property, thereby seeking to preserve and/or increase the value of our collateral. Additionally, in connection with the subordination, the Fund received a $4.0 million payment from the borrower which was applied to past due interest and a portion to principal. No principal or accrued interest was forgiven in the modification. Moreover, the current interest rates are slightly less but comparable to the spread over the prime rate of the prior loan rates and the Manager believed the reduction in the interest rate was reflective of then-current market rates given the extended maturity. As of December 31, 2009, as a result of the modifications, these loans are in non-accrual status due to the shortfall in the combined current fair value of the underlying collateral.

In connection with the modification of the one of these loans, the Fund took title to certain finished lots that served as part of the collateral under the loan in satisfaction of current and future interest due under the modified loan. While management expects that the value of such lots may increase in the future, the current fair value of such lots as determined by current valuations was deemed to be below the amount of deferred interest agreed upon between the lender and the borrower. Accordingly, at the time of conveyance of the property in the fourth quarter of 2009, the Fund recorded the fair value of the lots received as real estate owned and adjusted the allowance for credit loss for this loan accordingly. With the acceptance of such lots in satisfaction of current and future interest, the loan is considered to have no effective yield, and thus no interest income is expected to be recorded in the periods subsequent to September 30, 2009.

Changes in the Portfolio Profile — Scheduled Maturities

The outstanding principal balance of mortgage investments, net of the allowance for credit loss, as of December 31, 2008 and 2009, have scheduled maturity dates within the next several quarters as follows:

December 31, 2008				December 31, 2009
Quarter	Amount	Percent	#	Quarter	Amount	Percent	#
Matured	$210,198	34.2%	24	Matured	$347,135	63.7%	34
Q1 2009	137,570	22.4%	11	Q1 2010	10,776	2.0%	5
Q2 2009	125,250	20.4%	6	Q3 2010	54,947	10.1%	9
Q3 2009	65,017	10.6%	8	Q1 2011	3,080	0.6%	2
Q4 2009	4,982	0.8%	1	Q4 2011	30,200	5.5%	2
Q1 2010	10,461	1.7%	1	Q1 2012	392	0.1%	1
Q3 2010	56,876	9.3%	10	Q3 2012	97,918	18.0%	2
Q1 2011	3,500	0.6%	1	—	—	—	—
Total	613,854	100.0%	62		544,448	100.0%	55
Less: Allowance for Credit Loss	(300,310)				(330,428)
Net Carrying Value	$313,544				$214,020

From time to time, a mortgage loan’s maturity date may be extended for reasons the Fund believes are generally advantageous to the Fund. In this regard, from time to time, the Fund has modified certain loans in its portfolio, extending maturity dates in some cases to two or more years, and the Fund expects that it will modify additional loans in the future in an effort to seek to preserve its collateral. Accordingly, in some instances, and from time to time, the Fund expects repayment dates of the loans may vary from their currently scheduled maturity date. Further, in certain instances where the Manager deems it to be advantageous to the Fund not to modify or extend a loan past its scheduled maturity date, the Fund classifies and reports the loan as matured.

Real Estate Held for Development or Sale

Real estate owned assets are reported as either held for development or held for sale, depending on the Manager’s plans with respect to such assets. The estimation process involved in the determination of fair value of real estate owned is inherently uncertain since it requires estimates as to the consideration of future events and market conditions. Our estimate of fair value is based on the Manager’s intent regarding the proposed development of the related asset, if deemed appropriate, as opposed to a sale of such property on an as-is basis. In such cases, we evaluate whether we will have the intent, resources and ability to carry out the execution of our disposition strategy under normal operating circumstances, rather than a forced disposition under duress. Economic, market, environmental and political conditions, such as exit prices and absorption rates, may affect management’s plans for development and marketing of such properties. In addition, the implementation of such plans could be affected by the availability of financing for development and construction activities, if such financing is required. Accordingly, the ultimate realization of our carrying values of the Fund’s real estate properties is dependent upon future economic and market conditions, the availability of financing, and the resolution of political, environmental and other related issues, many of which are beyond the control of the Fund.

The Manager utilizes an asset management function to manage the activities of any projects acquired through foreclosure or by other means. Additionally, during the year ended December 31, 2009, the Manager engaged the services of an outside asset management consultant to assist us in the determination of our specific asset disposition strategy. The consultant receives $110,000 per month for its services, which include the preparation of analyses to evaluate various alternatives to determine the highest and best use for the development and ultimate liquidation of the projects. The Manager continues to evaluate various alternatives for the ultimate disposition of these investments, including partial or complete development of the properties or disposal of the properties on an as-is basis. Project development alternatives may include, either through joint venture or on a project management basis, the development of the project through entitlement, completion of various improvements or complete vertical construction. For additional information regarding these properties, see the section titled “ Our Business — Properties .”

At December 31, 2008, all of the Fund’s real estate owned portfolio totaling $62.8 million was held for development. During the year ended December 31, 2009, and in prior periods, the Manager has been approached on an unsolicited basis by third parties expressing an interest in purchasing certain real estate owned assets. However, the Manager has not developed or adopted any formal plan to dispose of these assets to date. Accordingly, except for those assets designated for sale, no other real estate assets are reflected as held for sale. At December 31, 2009, the Fund classified four real estate assets as held for sale totaling $12.1 million and the balance of $92.1 million as held for development. During 2009, we sold various individual residential units held in our real estate portfolio for approximately $1.1 million which approximated the carrying value of such assets.

During the year ended December 31, 2009, we acquired six real estate assets through foreclosure of the related mortgage loans with a carrying value of $42.6 million as of December 31, 2009. In addition, during 2009, in connection with the modification of a loan, we acquired certain real estate that served as part of the collateral under the loan in satisfaction of current and future interest due under the modified loan. Although the Manager expects that the realizable value of such lots will be adequate to fund such interest, the current fair value of such lots as determined by current Level 2 valuations was deemed to be below the amount of deferred interest agreed upon between the lender and borrower. Accordingly, at the time of conveyance of the property in the fourth quarter of 2009, the Fund recorded the current fair value of the lots received as of the date of receipt as real estate, owned at $2.6 million and adjusted the allowance for credit loss for this loan accordingly. However, as a result of the previous allowance for credit loss recorded on these loans and the collective collateral available for these loans, there was no additional impairment recognized as a result of the modification. In addition, subsequent to December 31, 2009, the Fund entered into a settlement agreement in connection with certain litigation that requires the Fund to purchase certain golf memberships attributed to certain residential lots owned by the Fund that were acquired through foreclosure in 2008. We have recorded the liability for the settlement and the related value of the golf membership rights based on the amount that the Fund is required to pay for such memberships, or $4.2 million.

During the year ended December 31, 2008, we acquired nine real estate assets through foreclosure of the related mortgage loans with a carrying value of approximately $47.5 million at December 31, 2009. Additionally, in the first quarter 2008, we purchased certain real estate with a current carrying value of approximately $7.3 million located in Arizona that is contiguous to the security for certain loans in the loan portfolio, in an effort to seek to maintain and enhance the overall project value. All real estate owned assets owned by us are located in California, Arizona, Texas and Minnesota.

A summary of real estate owned by us as of December 31, 2008 and 2009, by state, follows:

	December 31, 2008		December 31, 2009
	Held For Development		Held For Development		Held For Sale
State	# of Projects	Aggregate Net Book Value	# of Projects	Aggregate Net Book Value	# of Projects	Aggregate Net Book Value
California	3	$14,084	3	$9,644	—	$—
Texas	2	14,163	3	39,326	—	—
Arizona	5	34,534	6	31,485	4	12,082
Minnesota	—	—	1	11,694	—	—
Total	10	$62,781	13	$92,149	4	$12,082

Of the above balances, approximately 61% was originally projected for development of residential real estate, 15% was scheduled for mixed used real estate development and 24% was planned for commercial use. The Manager is currently evaluating its use and the Fund’s liquidation options with respect to these projects. The real estate held for sale is located in Arizona and is a multifamily residential project.

The Manager believes that the estimated net realizable values of such properties equal or exceed the current carrying values of the Fund’s investment in the properties as of December 31, 2009.

Loan Modifications

As part of the Fund’s historical business model, it commonly modified and/or extended loans in its portfolio after the initial loan term matured (generally a one-year term to maturity). As a bridge lender, the Fund commonly anticipated the possibility of the borrower’s need for loan term extensions at the time of the Fund’s initial underwriting of the loan and the establishment of the initial loan term in order to allow (i) the borrower to actually complete one development phase, and (ii) the Fund the opportunity to re-evaluate the project status for the next phase of development after the borrower completes the applicable development phase. Additionally, if the Fund required additional collateral or equity to further secure its loan, or a loan pay-down or other consideration in connection with a possible loan modification, as a negotiating strategy, the Manager would allow the applicable loan to mature without modification or go into default in order to motivate the borrower to seek a loan modification on terms more favorable to the Fund in an effort to seek to avoid the loss of its collateral to foreclosure or the accrual of interest and penalties at default rates. Moreover, the extension of a loan’s maturity date prevents any potential impairments in the chain of title and better ensures the continuity of the Fund’s first lien status. Historically, a loan would be modified and/or extended only after appropriate consideration was received from the borrower, the lender’s re-underwriting was completed, the then applicable loan-to-value standards were satisfied, and after the lender determined that the then existing interest reserves remained sufficient to fund interest for the remaining term of the loan. We believe loan modifications or extensions within the framework of our business model have had a positive impact on loan performance and have not materially impacted our need to record an allowance for credit losses. The Fund believes this strategy was effective because the Fund experienced (i) no foreclosures excepting a $1.9 million allowance recorded in December 2007, and (ii) no loan losses prior to fiscal year 2008.

Beginning in mid-2008, the macro-economic business environment (i.e., demand) for bridge loans deteriorated significantly as financing from third party lenders to “take out” the Fund’s bridge loans materially diminished.

Accordingly, while loan modifications remain a viable tool within our business model, in general, we will consider granting loan maturity extensions only to borrowers who we believe continue to bring added value to their respective loan collateral. In certain cases, we have extended the maturity dates on loans by two years or longer in order to give the borrower sufficient time to seek to develop a viable exit strategy and, depending on the circumstances, we expect to consider this option for other loans. The underlying collateral for each loan in our portfolio has recently been subject to valuation by a national independent valuation firm, and we believe our current allowance for credit losses reflects current fair value.

In connection with our loan modifications, only on a limited basis did we agree to lower the original interest rates upon modification, and only when we determined that market interest rates had declined. Reduced interest rates on loan modifications were not made below the then-current market interest rate. Additionally, since inception, no principal or accrued interest has been forgiven and only one forbearance agreement has been granted on a loan whose principal we believed was immaterial to the portfolio as a whole. Accordingly, as of December 31, 2009, substantially all modifications were extensions of maturities solely for purposes of allowing the project to progress along the development path, and in no case have any of our loan modifications been deemed to represent a “troubled debt restructuring” in accordance with GAAP.

As a matter of policy, we have not increased unfunded interest reserves solely to keep a loan from becoming past due. Any additional increases to the interest reserve accounts are determined only after a complete re-evaluation of our underwriting procedures for such proposed loan modifications.

The following tables present various summaries of our loan modifications made on a quarterly basis since October 1, 2008 (the date on which the Fund ceased the identification and funding of new loans):

Period	Principal Outstanding	Number of Loans	Interest Rate Changes	Interest Reserves Added	Additional Collateral Taken	Borrower Prefunded Interest
	(millions)
Q4 2008	$89.1	4	1	2	1	—
Q1 2009	64.8	5	2	—	—	1
Q2 2009	52.4	3	1	—	—	—
Q3 2009	117.2	7	3	—	1	2
Q4 2009	15.9	3	1	1	—	—
Total loans	339.4	22	8	3	2	3

Aside from the loans reflected in the preceding table, there were no other loans originated or modified since the quarter ended December 31, 2008 that included additional interest reserves.

			Loan Status		Loan Category
Period	Principal Outstanding	# of Loans	# Performing	# Non- Performing	Pre-entitled Land	Entitled Land	Construction & Existing Stuctures
	(millions)
Q4 2008	$89.1	4	4	—	1	3	—
Q1 2009	64.8	5	5	—	—	3	2
Q2 2009	52.4	3	1	2	—	3	—
Q3 2009	117.2	7	4	3	—	6	1
Q4 2009	15.9	3	3	0	0	3	0
Total loans	339.4	22	17	5	1	18	3

	December 31, 2009
	Amount
	(in thousands)%		#
Loans Not Modified and Currently Matured	$347,135	64%	34
Loans Modified to Extend Maturity	187,451	34%	15
Original Maturity Date Not Reached	9,862	2%	6
Total	$544,448	100%	55

Important Relationships Between Capital Resources and Results of Operations

Loan Loss Reserve

Historically, the net earnings available for distribution to the members was primarily generated from interest earned on mortgage loans and short-term investments, as well as default fees and other amounts collected from borrowers. If borrowers did not make timely payments of interest in a particular month, the amount distributable to the members in that month would likely be reduced by the amount of the delinquent payment. To mitigate the effect of late payments by borrowers, we historically used our reserves, or the Loan Loss Reserves, to supplement the distribution of earnings to the members. The Loan Loss Reserves is known as retained earnings under GAAP. The entire retained earnings balance has been depleted as reflected by the accumulated deficit as of December 31, 2009, and the member distributions have been suspended. As a result, the Loan Loss Reserves are no longer available for distribution to the members.

Mortgage Loans, Participations and Loan Sales

For purposes of meeting liquidity demands, the Fund has historically entered into the partial sale of loans through loan participation agreements with various third parties and the Manager. Origination fees (points) paid to the participants in connection with the participation transactions were paid by the Manager in accordance with the Fund’s operating agreement. No participations were issued during the year ended December 31, 2008 or 2009. Additionally, the Fund occasionally enters into agreements to sell whole loans to third parties, strictly for purposes of generating short-term liquidity when the Fund experienced a cash shortfall. While the Fund had no legal obligation to do so, the Fund repurchased these loans in every case prior to 2008. As such, these loan sale transactions were accounted for as borrowings rather than traditional loans sales and, therefore, reported on the consolidated statement of cash flows as a financing activity.

During the year ended December 31, 2008, the Fund was approached by a third party that offered to purchase a loan from the Fund at 101% of its par value. Due to the nature of this transaction in contrast to prior whole loan sales, this transaction was treated as an investing activity in the consolidated statement of cash flows rather than a financing activity. While we may continue to participate or sell mortgage loans as liquidity needs arise, the Manager historically had not expected that loan sales would occur in the ordinary course of business.

Given the Manager’s decision to suspend certain of our activities in order to seek to prevent impairment of our capital and operations and to assist us in our efforts to meet our remaining funding commitments, we believe that certain loans are likely to be sold or participated in the future. While we expect that any future loan participations or loan sales will also occur at or near par, due in part to current market conditions, there can be no assurance that this will be the case. In light of current economic conditions, it may be necessary for us to employ alternative structures for loan participations and loan sales, and they may be relatively less attractive to us.

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

No loans were sold to, or participated with, the Manager during the year ended December 31, 2008. However, during the year ended December 31, 2009, the Manager drew $6.0 million under its line of credit to provide liquidity to us. This loan is collateralized by certain of our portfolio loans and a guarantee of the Manager’s chief executive officer. Except for the loan participation with the Manager described above, no other loan sales or loan participations were executed during the years ended December 31, 2008 or 2009.

Distributions to Members

Historically, members elected to either reinvest distributable monthly earnings or to have earnings distributed to them in cash. Effective October 1, 2008, we suspended the option by which members could reinvest monthly distributions. During the years ended December 31, 2007, 2008 and 2009, our total net distributions to the members were $46.9 million, $64 million and $11.7 million, respectively, which translated into net distributions of $1,102.72, $951.27, and $160.27 per weighted average membership unit outstanding over the same periods, respectively. For those same periods, earnings reinvested pursuant to our distribution reinvestment plan, which has been suspended, were $26.2 million, $23.2 million, and $0, respectively, representing 55.8%, 36.2%, and 0%, respectively, of total member distributions. The increase in gross distributions from 2007 to 2008 is attributed to the increase in earnings and member equity. The reinvested member distributions percentage decreased from 2007 to 2008 resulting from various factors, including general real estate market conditions, possible reductions in investor liquidity from other sources, investor tax planning strategies and other factors. The decrease in reinvested member distributions from 2008 to 2009 is attributed to our suspension of the distribution reinvestment plan effective October 1, 2008. Accordingly, until such time that the distribution reinvestment plan is reinstated, if ever, we anticipate that any future monthly distributions will be made in cash. During the second quarter of 2009, the Manager revised its member distribution program and ceased further distributions to members until we generate sufficient liquidity to enable us to cover all borrower obligations and operating costs.

Annualized Rate of Return to Members on Distributions

The annualized yield based on distributions made to our members was 11.09%, 9.45%, and 1.60% for the years ended December 31, 2007, 2008 and 2009, respectively. The annualized yield to members of the Fund is computed by dividing the sum of the weighted average monthly yield, based on gross distributions made to members of the Fund, by the number of days in the respective period, and multiplying the result by 365 days. These year over year reductions in the annualized yield is attributable to the reduction in the deployment ratio of available capital to loans funded, an increase in the number of loans placed in non-accrual status, the change in the Prime rate over these periods (which has resulted in lower interest bearing loans), the increase in real estate held for development (which is a non-earning asset) and the suspension of member’s distributions during the second quarter of 2009, as applicable.

Redemptions

Effective October 1, 2008, the Manager elected to, among other actions, suspend the acceptance and payment of all of the member’s redemption requests. During the years ended December 31, 2007, 2008 and 2009, we paid redemptions, including retained earning amounts returned on full redemptions, totaling $57.8 million, $120.5 million and $0, respectively, which, expressed as a percentage of new member investment (including reinvestments), was 15.38%, 43.97% and 0%, respectively, over the same periods.

Summary of Existing Loans in Default

Loans in default balances encompass both non-accrual loans and loans for which we are still accruing income, but are delinquent as to the payment of accrued interest or are past scheduled maturity. At December 31, 2009, 50 of our 55 loans with outstanding principal balances totaling $532.0 million were in default, of which 34 with outstanding principal balances totaling $347.1 million were past their respective scheduled maturity dates, and the remaining 16 loans were in default as a result of delinquency on outstanding interest payments or have been deemed non-performing based on value of the underlying collateral in relation to the respective book value of the loan. At December 31, 2008, 28 loans with outstanding principal balances totaling $226.6 million were in default, of which 24 with outstanding principal balances totaling $210.2 million were past their respective scheduled maturity dates, and the remaining four loans were in default as a result of delinquency on outstanding interest payments. Total past due interest on loans in default, excluding loans in non-accrual status, was $1.1 million. In light of current economic conditions and in the absence of a recovery of the credit markets, it is anticipated that many if not most loans with scheduled maturities within one year will not pay off at the scheduled maturity.

The Fund is exercising lender’s remedies which could lead to its foreclosure upon 19 of the 50 loans in default. The Fund anticipates that similar actions will be taken on an additional six loans in our portfolio. Of the 25 loans upon which we are exercising lender’s remedies, we completed foreclosure on five loans with principal balances of $22.7 million subsequent to December 31, 2009, and we expect to complete the foreclosure process on the balance of such loans in the second and third quarters of 2010. One of the loans previously in non-accrual status, in which we were a participating lender with a principal balance totaling $6.3 million, was foreclosed upon by us in the fourth quarter of 2009.

Two loans that were previously in non-accrual status with principal balances totaling $28.5 million related to a bankruptcy of the borrower were consolidated into one loan in connection with the approved plan of reorganization and the loan terms were restructured in the fourth quarter of 2009. The loan restructure did not result in any forgiveness of principal or accrued interest. However, due to the value of the underlying collateral in relation to loan principal for this collateral-based loan, we have deemed it appropriate to keep this restructured loan in non-accrual status as of December 31, 2009.

Nine loans that are in non-accrual status relate to a borrowing group and are not in technical default under the loan terms. However, due to the value of the underlying collateral for these collateral-based loans, we have deemed it appropriate to place these loans in non-accrual status. Also, five of the loans in default status relate to a borrowing group who is currently in bankruptcy. We are continuing to monitor the status of the bankruptcy case in relation to our collateral and have placed these loans in non-accrual status due to the value of the underlying collateral for these collateral-based loans. However, we have not commenced enforcement action on these loans as of December 31, 2009.

We are continuing to work with the borrowers with respect to the remaining ten loans in default in order to seek to maintain the entitlements on such projects and, thus, the value of our existing collateral. However, such negotiations may result in a payoff of an amount that is below our loan principal and accrued interest, and that discounted payoff may be materially less than the contractual principal and interest due. Generally, the allowance for credit loss contemplates the potential loss that may occur as a result of a payoff of the loan at less than its contractual balance due. We are considering our preferred course of action with respect to all remaining loans. However, we have not commenced enforcement action on these other loans thus far.

Of the principal balances in default as of December 31, 2009: approximately 34% of the total has been in default status since December 31, 2008; approximately 11% of the total has been in default status since March 31, 2009; approximately 41% of the total has been in default status since June 30, 2009; 2% of the total has been in default status since September 30, 2009; and 12% of the total entered default status during the quarter ended December 31, 2009.

The geographic concentration of our portfolio loans in default, net of the allowance for credit loss, at December 31, 2008 and 2009, is as follows:

	December 31, 2008
	Outstanding Principal	#	Outstanding Principal	Allowance for Credit Loss	Net Carrying Amount	Accrued Interest	Non-Accrued Note Interest	Total
	(in thousands, except percentages and unit data)
Arizona	28.9%	14	$65,361	$(45,068)	$20,293	$1,573	$2,337	$24,203
Idaho	26.5%	3	60,039	(47,882)	12,157	2,173	5,372	19,702
California	27.1%	5	61,398	(51,477)	9,921	911	34	10,866
Minnesota	7.3%	1	16,590	—	16,590	326	—	16,916
Texas	4.9%	3	11,102	(5,781)	5,321	320	—	5,641
Nevada	3.5%	1	7,969	(1,876)	6,093	319	—	6,412
New Mexico	1.8%	1	4,171	—	4,171	—	50	4,221
	100.0%	28	$226,630	$(152,084)	$74,546	$5,622	$7,793	$87,961

The geographic concentration of loans in default, net of the allowance for credit loss, at December 31, 2009 is as follows:

	December 31, 2009
	Percent of Outstanding Principal	#	Outstanding Principal	Allowance for Credit Loss	Net Carrying Amount	Accrued Interest	Non-Accrued Note Interest	Total
Arizona	52.3%	23	$278,306	$(162,282)	$116,024	$5,362	$13,723	$135,109
Idaho	9.3%	2	49,594	(38,981)	10,613	1,948	5,993	18,554
California	33.8%	19	179,773	(120,829)	58,944	3,959	18,349	81,252
Texas	2.1%	3	11,102	(4,272)	6,830	427	1,170	8,427
Nevada	1.5%	1	7,984	(2,613)	5,371	319	957	6,647
New Mexico	1.0%	2	5,240	(1,094)	4,146	—	586	4,732
	100.0%	50	$531,999	$(330,071)	$201,928	$12,015	$40,778	$254,721

The concentration of loans in default by loan classification, net of the allowance for credit loss, as of December 31, 2009 is as follows:

	Percent of Outstanding Principal	#	Outstanding Principal	Allowance for Credit Loss	Net Carrying Amount	Accrued Interest	Non-Accrued Note Interest	Total
Pre-entitled Land	37.5%	11	$199,442	$(144,366)	$55,076	$6,399	$18,495	$79,970
Entitled Land	39.7%	22	211,363	(148,887)	62,476	4,413	18,483	85,372
Construction	22.8%	17	121,194	(36,818)	84,376	1,203	3,800	89,379
	100.0%	50	531,999	(330,071)	201,928	12,015	40,778	254,721

Of our loans in default at December 31, 2009, 50% of the loan principal balances related to residential end-use projects, 33% related to mixed-use projects, and 17% related to commercial and industrial projects. Of our loans in default at December 31, 2008, approximately 60% of the loan principal balances related to residential end-use projects, 31% related to mixed-use projects, and 9% related to commercial projects.

Other than as discussed in the foregoing paragraphs, none of the remaining five performing loans in our portfolio, with principal balances totaling $12.45 million and interest rates ranging from 8% to 12%, have loan principal payments 30 days or more past due and no loans have interest payments more than 30 days past due.

Loans in Default and Impaired Loans

Under GAAP, an entity is required to recognize a loss when both (a) available information indicates that it is probable that an asset has been impaired at the date of the financial statements, and (b) the amount of loss can be reasonably estimated.

Under this definition, certain of the loans that are classified as “in default” status would qualify as impaired under this GAAP definition while others would not so qualify. Since the majority of our loan portfolio is considered collateral dependent, the extent to which our loans are considered collectible, with consideration given to personal guarantees provided in connection with such loans, is largely dependent on the fair value of the underlying collateral.

In accordance with our accounting policy, our loans in default balances include both (1) loans in non-accrual status, and (2) accrual status for which we continue to accrue income, but are delinquent as to accrued interest or are past scheduled maturity. Unless and until we have determined that the value of the underlying collateral is insufficient to recover the total contract amounts due under the loans, we expect to continue to accrue interest until the loan is greater than 90 days delinquent with respect to accrued, uncollected interest, or greater than 90 days past scheduled maturity, whichever comes first. This results in the classification of loans in default that may not be deemed impaired under GAAP.

The following table presents required disclosures under GAAP for loans that meet the definition for impaired loans:

	December 31,
	2008	2009
Loans in Default – Impairment Status:
Impaired loans in default	$193,948	$458,464
Non-impaired loans in default	32,683	73,534
Total loans in default	$226,631	$531,998

Allowance for Credit Loss on Impaired Loans:
Impaired loans in default	$193,948	$458,464
Less: Allowance for Credit Loss	(152,084)	(330,071)
Net carrying value of impaired loans	$41,864	$128,393
Note: all impaired loans have an allowance for credit loss
Average investment for impaired loans during period held	$182,876	$456,993
Interest income recognized during the period that loans were impaired	$11,608	$1,898
Interest income recognized using a cash-basis method of accounting during the period that the loans were impaired	$5,009	$404

Allowance for Credit Loss and Fair Value Measurement

Evaluating the collectability of a real estate loan is a matter of judgment. We evaluate our real estate loan portfolio for impairment on an individual loan basis, except for loans that are cross-collateralized within the same borrowing groups. For those loans, we perform both an individual evaluation as well as a consolidated evaluation to assess the Fund’s overall exposure to those loans. In addition to this analysis, we also complete an analysis of the loan portfolio as a whole to assess our exposure for loans made in various reporting periods and in terms of geographic diversity. The fact that a loan may be temporarily past due does not result in a presumption that the loan is impaired. Rather, all relevant circumstances are considered by the Manager to determine if, and to the extent to which, an allowance for credit losses is required. During the portfolio evaluation, the Manager considers the following matters, among others:

•	an estimate of the net realizable value of any underlying collateral in relation to the outstanding mortgage balance, including accrued interest and related costs;
•	the present value of cash flows we expect to receive;
•	the date and reliability of any valuations;
•	the financial condition of the borrower and any adverse factors that may affect its ability to pay its obligations in a timely manner;
•	prevailing economic conditions;
•	historical experience by market and in general; and
•	evaluation of industry trends.

The Manager performs an evaluation for impairment on all of our loans in default as of the applicable measurement date based on the “fair value” of the underlying collateral of the loans because our loan portfolio is considered collateral dependent, as allowed under applicable accounting guidance. Impairment for collateral dependent loans is measured at the balance sheet date based on the then fair value of the collateral in relation to contractual amounts due under the terms of the applicable loan. In the case of the loans that are not deemed to be collateral dependent, the Manager measures impairment based on the present value of expected future cash flows.

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

Under applicable accounting guidance, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability, or the “exit price”, in an orderly transaction between market participants at the measurement date. Market participants are buyers and sellers in the principal (or most advantageous) market for the asset or liability that are (a) independent of the reporting entity; that is, they are not related parties; (b) knowledgeable, having a reasonable understanding about the asset or liability and the transaction based on all available information, including information that might be obtained through due diligence efforts that are usual and customary; (c) able to transact for the asset or liability; and (d) willing to transact for the asset or liability; that is, they are motivated but not forced or otherwise compelled to do so.

Under applicable accounting guidance, a fair value measurement assumes the highest and best use of the asset by market participants, considering the use of the asset that is physically possible, legally permissible, and financially feasible at the measurement date. Highest and best use is determined based on the use of the asset by market participants, even if the intended use of the asset by the reporting entity is different. Determination of the highest and best use of the asset establishes the valuation premise used to measure the fair value of the asset.

Two asset categories are established under applicable accounting guidance: in-use assets; and in-exchange assets. When using an in-exchange valuation premise, the fair value of the asset is determined based on the price that would be received in a current transaction to sell the asset standalone. All our loans are deemed to be in-exchange assets.

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

The accounting guidance gives the highest priority to Level 1 inputs, and gives the lowest priority to Level 3 inputs. The value of a financial instrument within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value of the instrument.

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

The Manager performs a valuation analysis of our loan portfolio on an on going basis, but not less frequently than on a quarterly and annual basis.

In considering the highest and best use for individual mortgage loans, we first consider whether the asset is considered “in use” as opposed to “in exchange”. Due to the nature of the underlying collateral of our loan portfolio and the development status of such projects, substantially all of our assets are deemed to be “in exchange” assets for purposes of determining highest and best use.

Next, we assess the extent, reliability and quality of market participant inputs such as sales pricing, cost data, absorption, discount rates, and other assumptions, as well as the significance of such assumptions in deriving the valuation. Prior to the quarter ended December 31, 2008, through discussions with market participants, we believed there was a significant amount of observable and unobservable market participant data available to support the assumptions used in our valuations using a development model, although the significance of unobservable market participant weighed heavily into our valuations.

The Fund generally employs one of five valuation approaches, or a combination of such approaches, in determining the fair value of the underlying collateral of each loan: the development approach, the income capitalization approach, the sales comparison approach, the cost approach, or the receipt of recent offers on specific properties. The valuation approach taken depends on several factors including:

•	the type of property;
•	the current status of entitlement and level of development (horizontal or vertical improvements) of the respective project;
•	the likelihood of a bulk sale as opposed to individual unit sales;
•	wthether the property is currently or near ready to produce income;
•	the current sales price of property in relation to cost of development;
•	the availability and reliability of market participant data; and
•	the date of an offer received in relation to the reporting period.

A description of each of the valuation approaches and their applicability to our portfolio follows:

Development Approach

The development approach relies on pricing trends, absorption projections, holding costs and the relative risk given these assumptions for a particular project. This approach then discounts future net cash flows to derive the estimated fair value. This approach is consistent with a modeling technique known as residual analysis commonly used in our industry which is based on the assumption that completing the development of the collateral was the highest and best use of the property. As indicated by market participants, a development approach and related rates of return are used in determining purchase decisions. As such, the valuation is intended to reflect the project’s performance under certain parameters, parallelling the process employed by market participants. This analysis is very dependent upon end-use pricing and absorption. In addition to consideration of recent sales of comparable properties (which in the current market may include distressed transactions such as foreclosure sales), the valuation also relies on current listings of comparable properties with primary emphasis placed on comparable properties available for resale within the similar competitive market, as well as market participant opinions. This collection of data is used to derive a qualitative analysis using the sales comparison approach in estimating current individual lot pricing and reasonable premium levels. In addition, the valuation contemplates a non-leveraged internal rate of return based on indications from market participants. This approach, which we consider an “as developed” approach, is generally applied to collateral which has achieved entitlement status and whose development is reasonably assured in light of current market conditions. Prior to the quarter ended September 30, 2008, this methodology was utilized in underwriting each loan as well as for purposes of annual valuation of our portfolio.

Income Capitalization Approach

The income capitalization approach is a method of converting the anticipated economic benefits of owning property into a value through the capitalization process. The principle of “anticipation” underlies this approach in that investors recognize the relationship between an asset's income and its value. In order to value the anticipated economic benefits of a particular property, potential income and expenses must be projected, and the most appropriate capitalization method must be selected. The two most common methods of converting net income into value are direct capitalization and discounted cash flow. In direct capitalization, net operating income is divided by an overall capitalization rate to indicate an opinion of fair value. In the discounted cash flow method, anticipated future cash flows and a reversionary value are discounted to an opinion of net present value at a chosen yield rate (internal rate of return). Investors acquiring this type of asset will typically look at year one returns, but must also consider long-term strategies. Hence, depending upon certain factors, both the direct capitalization and discounted cash flow techniques have merit. This approach is generally applied to collateral consisting of fully constructed buildings with existing or planned operations and for which operating data is available and reasonably accurate.

Cost Approach

The cost approach is a method of estimating fair value of an asset based on the actual replacement cost of such asset. This method is generally used to estimate value on new projects with completed vertical construction. There are generally few collateral projects within our portfolio that are valued using this approach and is considered an “as is” approach.

Sales Comparison Approach

In a disrupted market, when market participant data is either not available or not accurate, and other valuation approaches are not relevant to or appropriate for a particular project, the sales comparison approach is generally used to determine fair value. Market participants generally rely on speculative land sales when making a decision to purchase land in certain market area. Thus, in the absence of relevant, accurate market data, this approach is generally applied and is considered an “as is” approach.

When the credit and real estate markets sustained significant declines in the latter part of 2008, the extent, reliability and quality of market participant inputs largely dissipated causing us to reassess the highest and best use of several assets from an “as developed” valuation approach to an “as is” valuation approach using recent comparable sales. This change in methodology was applicable primarily to unentitled or partially entitled land for which development of such was not currently considered feasible in the foreseeable future by market participants given current market conditions.

Recent Offers Received

For projects in which we have received a bona fide written third party offer to buy our loan, or the borrower has received a bona fide written third party offer to buy the related project, we generally utilize the offer amount in cases in which the offer exceeded the valuation conclusion reached by the independent valuation firms. Such offers are only considered if the Manager deems the offer to be valid, reasonable, negotiable, and we believe the offeror has the financial wherewithal to execute the transaction.

As described above, historically, for purposes of determining whether a valuation adjustment was required, the Manager primarily utilized a modeling technique known as residual analysis commonly used in our industry which is based on the assumption that development of our collateral was the highest and best use of the property. The underlying collateral of our loans vary by stage of completion, which consists of either raw land (also referred to as pre-entitled land), entitled land, partially developed, or mostly developed/completed lots or projects.

As of December 31, 2007, this methodology was undertaken with the use of a third-party valuation specialist firm to assist management in supporting our price and cost estimates based on available market participant data. During the first two quarters of 2008, our process was consistently applied as there was no indication of significant impairment in the value of our loan portfolio.

In the latter part of 2008 and part of 2009, the global and U.S. economies experienced a rapid decline resulting in unprecedented disruptions in the real estate, capital, credit and other markets. As a result of these factors, we recorded a provision for credit losses in the third quarter of 2008 using a development/residual analysis approach, reflecting lower pricing assumptions, slower absorption and a significant increase in discount factors to reflect current market participant risk levels.

In the fourth quarter of 2008, we engaged independent third-party valuation firms to assist with our analysis of fair value of the loan portfolio as of December 31, 2008. As a result of this analysis, and given the significant change in the economic and real estate landscape, it was determined that our valuation model that assumed development of the collateral and employed various assumptions such as future real estate prices, absorption and various construction and sell-out periods that was historically used for virtually every collateral type was no longer reasonably determinable for the majority of our collateral. This determination was primarily based on the significant uncertainty in the real estate markets stemming from the liquidity freeze, lack of demand for developed property, the extended development and sales periods, and uncertainty with respect to the future pricing and development costs.

As such, in most cases, the appropriate valuation approach was deemed to be that using primarily current market comparable sales to establish fair values of our properties using current pricing data, which resulted in a significant decline in management’s estimates of fair values in relation to our previous valuation methodology.

In the third quarter of 2009, given recent sales activity and the on-going volatility in real estate markets, we again engaged independent third-party valuation firms and other consultants to assist with the Manager’s analysis of fair value of our loan portfolio as of September 30, 2009, which was then updated for financial reporting as of December 31, 2009.

The following is a summary of the procedures performed in connection with our fair value analysis, as of and for the year ended December 31, 2008 and 2009:

1.
Reviewed the status for each loan in our portfolio to ascertain the likelihood that we will collect all amounts due under the terms of the loans at maturity based on current real estate and credit market conditions.

2.	For loans in our portfolio whose collection was deemed to be unlikely, we reviewed the portfolio to ascertain when the latest valuation of the underlying collateral was performed.
3.
Subjected the entire loan portfolio to independent third party valuation as of September 30, 2009, with a review and update of such valuations provided through December 31, 2009, to determine whether any material changes in industry or economic conditions warranted a change in the valuation conclusions formed at September 30, 2009.

In connection with the 2008 analysis, for projects for which a third-party valuation was conducted within the last nine months of 2008, which constituted 19% of the loan portfolio principal balances, the Manager reviewed each individual project to ascertain whether any material events had occurred that would cause a reduction in value since the latest valuation.
4.
For the year ended December 31, 2009, we utilized the services of Cushman & Wakefield, a nationally recognized valuation firm, and other valuation firms to perform a valuation analysis for the selected projects. Cushman & Wakefield valued approximately 89% of the outstanding principal balance of the loan portfolio while other valuation firms valued the remaining 11%. For those valuations performed by valuation firms other than Cushman & Wakefield, we engaged Cushman & Wakefield to perform a review of the valuations and reports.

For the year ended December 31, 2008, the Manager engaged the services of Cushman & Wakefield, to perform a valuation analysis for the selected projects. There were 30 loans selected for independent valuation that comprised approximately 75% of the outstanding principal balance of the loan portfolio as of December 31, 2008 (of which Cushman & Wakefield valued approximately 54% and other valuation firms valued 21%). In 2008, for projects for which a third-party valuation was conducted within the last nine months of 2008, which constituted 19% of the loan portfolio principal balances, the Manager reviewed each individual project to ascertain whether any material events had occurred that would cause a reduction in value since the latest valuation. For the balance of the portfolio in 2008, which represents approximately 6% of outstanding principal, the Manager reviewed the loan collateral classification (pre-entitled land, entitled land, or existing structure) and, based on the collective third party valuation results for similarly classified projects, applied the average discount in value to each of these loans, unless such collateral values were supported by other current valuation information.
5.
For loan collateral not subject to third-party valuation during the year ended December 31, 2008, we performed an analysis on selected assets utilizing a development approach, using observable and unobservable inputs available, to determine the fair value for the loan collateral. This analysis included estimating project development costs, projected carrying costs, such as property taxes, and estimated disposal costs. The cash flow streams were then discounted to present value to derive fair value.

6.
For projects in which we have received a bona fide written third party offer to buy our loan, or the borrower has received a bona fide written third party offer to buy the related project, we utilized the offer amount in cases in which the offer exceeded the valuation conclusion reached by the independent valuation firms. Such offers are only considered if the Manager deems the offer to be valid, reasonable and negotiable.

A summary of the results and key assumptions utilized by the Manager, as supported by the independent valuation firms to derive fair value, is as follows:

•
Very few of the precedent transactions that were analyzed satisfied the market value and fair value requirement that the price reflect the price of an orderly transaction, rather than that of a sale under duress or in markets in turmoil.

•
Inputs for use in the development valuation models were reported by the valuation firms to be inconsistent and reflective of a distressed market that had not yet stabilized for inputs into discounted cash flow or other financial models, such as absorption rates and timing, unit pricing and trends, discount rate, risk adjustment processes, or the like.

•
A distinction was made between owners under duress and properties under duress. Market values are determined based on the highest and best use of the real property being valued. When owners are under duress, as defined by applicable accounting guidance, prices of transactions in which they are involved must be viewed as at least potentially subject to duress as well. The valuation firms took this distinction into account in arriving at highest and best use conclusions and selecting appropriate valuation methodologies.

•
For 2009, the highest and best use for the majority of real estate collateral subject to third-party valuation was deemed to be held for investment and/or future development, rather than being subject to immediate development and/or sale. In determining fair value, the Manager utilized the “as is” sales comparable valuation methodology for 31 assets, the development approach for six assets, the income capitalization approach for four assets, and the cost approach for two assets, and we utilized offers received from third parties to estimate fair value for the remaining 14 assets. The Manager selected a fair value within a determinable range as provided by the valuation firm.

For 2008, the highest and best use for the collateral on 24 of the 30 loans subject to third-party valuation was deemed to be held for investment and/or future development, rather than being subject to immediate development and/or sale. For each of these assets, a sales comparison approach was used as the valuation methodology, and six assets were classified as subdivisions, and two of which were valued by application of the development approach, two others were valued by application of the income capitalization approach, and two others were valued by application of a combination of these approaches.
•
For the projects which included either un-entitled or entitled land lacking any vertical or horizontal improvements, given the current distressed state of the real estate and credit markets, the development approach was deemed to be unsupportable because market participant data was insufficient or other assumptions were not reliably available from the valuation firm’s market research; the “highest and best use” standard in these instances required such property to be classified as “held for investment” purposes until market conditions provide observable development activity to support a valuation model for the development of the planned site. As a result, the valuation firms used a sales comparison approach using available data to determine fair value.

•
For the projects containing partially or fully developed lots, the development approach was generally utilized, with assumptions made for pricing trends, absorption projections, holding costs, and the relative risk given these assumptions. The assumptions were based on currently observable available market data.

•
For operating properties, the income approach, using the direct capitalization and discounted cash flow methods was used by the valuation firms. The anticipated future cash flows and a reversionary value were discounted to the net present value at a chosen yield rate. The assumptions were based on currently observable available market data.

For projections in 2008 other than those where the Manager relied primarily on the work of independent valuation firms, the Manager supplemented its analysis by utilizing a risk-adjusted cash flow model commonly used in our industry based on certain assumptions and market participant inputs to determine fair value, which presumed a development approach as highest and best use for such projects. To evaluate the collateral relating to these projects, the Manager performed different procedures depending on the stage of the collateral, which are described below, along with a summary of key assumptions utilized in our evaluations of fair value as follows:

•
For collateral to be developed, the initial unit sales price utilized was based on local market, comparable prices from non-distressed pricing from prior periods utilizing observable and unobservable data points, generally discounted by 20% or more. In general, the Manager assumed a price escalation utilizing the low end of a historical 3-year average look back for the last 10 years. We considered this a fair exchange price in an orderly transaction between market participants to sell the asset, assuming its highest and best use as determined by management, in the principal or most advantageous market for the asset.

•
For collateral to be developed, the additional development costs, operating and selling cost assumptions the Manager made were based on observable and unobservable cost estimates obtained from a cross section of industry experts and market participants.

•
For collateral consisting of partially complete or finished lots, development costs, operating and selling cost assumptions the Manager made were based on observable and unobservable cost estimates obtained from a cross-section of industry experts and market participants.

•
For collateral whose development is complete or nearly complete and which are expected to be leased initially to allow for stabilization of market prices before being sold, we utilized operating revenue and costs for comparable projects using current operating data obtained by the Manager. Based upon an assumed stabilization of applicable real estate markets, the Manager utilized unit sales prices comparable to historical pricing.

•
Based on the resulting net cash flows derived from the utilization of the above assumptions, we applied risk-adjusted annual discount rates ranging from 9.5% to 25% for 2008 and 10.5% to 30% for 2009 to the net cash flows, depending on the projected build-out term, the project type, the location and assumed project risk.

All of our portfolio loans were subject to valuation by independent third party valuation firms and all of the valuation reports were delivered to us within 45 days of year end. During the quarter ended December 31, 2009, we updated our assessment of certain loans in our portfolio and obtained certain updated valuations as a result of the near completion of planned improvements. Based on our assessment and the updated valuations we obtained, we revised the allowance for credit loss recorded as of September 30, 2009. Additionally, we obtained updated third party offers and considered other changes to the status of collateral securing certain loans in our portfolio. As a result of these updates, we adjusted our allowance for credit loss in the quarter ended December 31, 2009 as it pertains to these and other loans by reducing the allowance previously recorded and recording an offsetting credit to the provision for credit losses of $2.7 million.

Except for mortgage loans which are measured at fair value on a non-recurring basis for purposes of determining valuation with respect to our allowance for credit loss, no other assets or liabilities of the Fund are measured at fair value on a recurring or non-recurring basis. The following table presents the categories for which net mortgage loans are measured at fair value based upon the lowest level of significant input to the valuation as of December 31, 2008 and 2009.

	December 31, 2008		December 31, 2009
	Significant Unobservable Inputs (Level 3)	Total	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Description:
Net Mortgage Loans:
Pre-entitled Land:
Held for Investment	$3,936	$3,936	$—	$4,211	$4,211
Processing Entitlements	78,636	78,636	1,028	49,838	50,866
	82,573	82,573	$1,028	54,049	55,077
Entitled Land:
Held for Investment	35,027	35,027	7,693	13,499	21,192
Infrastructure under Construction	33,045	33,045	459	29,939	30,398
Improved and Held for Vertical Construction	15,964	15,964	2,519	16,012	18,531
	84,036	84,036	10,671	59,450	70,121
Construction & Existing Structures:
New Structure – Construction in-process	15,267	15,267	3,860	12,359	16,219
Existing Structure Held for Investment	34,528	34,528	—	16,570	16,570
Existing Structure – Improvements	97,140	97,140	—	56,033	56,033
	146,935	146,935	3,860	84,962	88,822
Total	$313,544	$313,544	$15,559	$198,461	$214,020

Note: There are no mortgage loans that were measured at fair value using Level 1 inputs. Additionally, except for the offers received on specific properties from third parties which we use to determine fair value, which are considered at a Level 2 valuation, all other valuations are deemed to be Level 3.

The table presented below summarizes the change in balance sheet carrying values associated with the mortgage loans measured using significant unobservable inputs (Level 3) during the year ended December 31, 2009. All mortgage loans were measured using significant unobservable inputs (Level 3) during the year ended December 31, 2008:

Mortgage Loans, net
Balances, December 31, 2008	$313,544
Mortgage Loan Fundings	32,703
Mortgage Loan Repayments	(10,593)
Transfers into REO	(42,335)
Transfers into (out of) Level 3	(16,039)
Included in earnings – provision for credit losses	(78,819)
Balances, December 31, 2009	$198,461

Based on the results of our evaluation and analysis, we recorded a provision for credit losses of $296.0 million and $79.3 million for the years ended December 31, 2008 and 2009, respectively. We had recorded an overall provision for credit losses of $82 million for the nine months ended September 30, 2009, but adjusted our estimate by $2.7 million in the fourth quarter of 2009 as previously described. During the year ended December 31, 2008 and 2009, we also recorded impairment charges of $27.2 million and $8.0 million relating to the further write-down of certain real estate acquired through foreclosure during the respective periods. The impairment charge for assets acquired through foreclosure relates to the impairment of real estate owned assets deemed to be other than temporary. The provision for credit losses and impairment charges are reflective of the continued deterioration of the real estate markets and the sustained decline in pricing of residential real estate in recent months combined with the continuing downturn in the commercial real estate markets.

As of December 31, 2008 and 2009, the allowance for credit loss totaled $300.3 million and $330.4 million (of which $328.0 million relates to mortgage loans held to maturity and $2.4 million relates to mortgage loans held for sale), respectively, representing 60.7% and 53.2%, respectively, of the total loan portfolio principal balances. With the existing allowance recorded as of December 31, 2008 and 2009, the Manager believes that as of that date, the fair value of the underlying collateral of the Fund’s loan portfolio is sufficient to protect the Fund against any loss of the net carrying value of loan principal or accrued interest, and that no additional allowance for credit loss is considered necessary.

While the above results reflect our assessment of fair value as of December 31, 2008 and 2009, based on currently available data and analysis completed to date, we will continue to evaluate our loan portfolio in fiscal 2010 to determine the adequacy and appropriateness of the allowance for credit loss. Depending on market conditions, the updates may yield materially different values and may potentially increase or decrease the allowance for credit loss.

A roll-forward of the allowance for credit loss as of December 31, 2008 and 2009 follows (in thousands):

	2008	2009
Balance at beginning of year	$1,900	$300,310
Provision for credit losses	296,000	79,299
Adjustment for amounts related to Advances to Fund Manager	2,410	—
Net charge offs	—	(49,181)
Balance at end of year	$300,310	$330,428

For 2008, the amount listed as Adjustment for amounts related to Advances to Fund Manager in the preceding table refers to the portion of the accretable discount distributed to the Manager, which gave rise to the Advances to Fund Manager presented on the Fund’s consolidated balance sheets, as described in Note 4 — “ Accretable Discounts on Acquired Loans ”. For 2009, the balance reflected in Net charge offs pertains to the portion of the carrying value charged off to the allowance for credit loss when transferred to Real Estate Acquired through Foreclosure on the Fund’s consolidated balance sheets.

Loan charge offs generally occur under one of two scenarios, including 1) the foreclosure of a loan and transfer of the related collateral to real estate owned status, or 2) the Manager elects to accept a loan payoff at less than the contractual amount due. Under either scenario, the loan charge off is generally recorded through the allowance for credit loss.

A loan charged off is recorded as a charge to the allowance at the time of foreclosure in connection with the recording of the transfer of the underlying collateral to real estate owned status. The amount of the loan charge off is equal to the difference between the contractual amounts due under the loan and the fair value of the collateral acquired through foreclosure, net of selling costs. Generally, the loan charge off amount is equal to the loan’s allowance for credit loss. At the time of foreclosure, the contractual value less the related allowance for credit loss is compared with the estimated fair value, less costs to sell, on the foreclosure date and the difference, if any, is included in the provision for credit losses (recovery) in the statement of operations. The allowance for credit loss is netted against the gross carrying value of the loan, and the net balance is recorded as the new basis in the real estate owned. Once in a real estate owned status, the asset is evaluated for impairment based on accounting criteria for long-lived assets.

Valuation of Real Estate Held for Development

Valuation of real estate owned assets is based on the Manager’s intent and ability to execute its disposition plan for each asset and the proceeds to be derived from such disposition, net of selling costs, in relation to the carrying value of such assets. Real estate owned assets for which the Manager determines it is likely to dispose of such assets without further development are valued on an “as is” basis based on current valuations using comparable sales. If the Manager determines that it has the intent and ability to develop the asset over future periods in order to realize a greater value, the Manager will perform a valuation on an “as developed” basis, net of selling costs but without discounting of cash flows, to determine whether any impairment exists. The Manager does not write up the carrying the value of assets if the proceeds from disposition are expected to exceed the carrying value of such asset. Rather, any gain from the disposition of such assets is recorded at the time of sale.

During the years ended December 31, 2008 and 2009, we recorded impairment charges of $27.2 million and $8.0 million relating to the impairment in value of real estate owned assets, deemed to be other than temporary impairment. As of December 31, 2008, 2% of our real estate owned assets were valued on an “as is” basis while 98% was valued on an “as developed” basis. As of December 31, 2009, 48% of our real estate owned assets were valued on an “as is” basis while 52% was valued on an “as developed” basis. A certain real estate owned asset with a carrying value of $1.26 million as of December 31, 2008 valued on an “as-developed” basis was changed to an “as is” valuation as of December 31, 2009 due to the Manager’s assessment that development of this project was not deemed to be feasible and because the impairment in carrying value was deemed to be other than temporary. In the judgment of the Manager, the estimated net realizable values of such properties equal or exceed the current carrying values of the Fund’s investment in the properties as of December 31, 2009.

Trends in Interest Income and Effective Portfolio Yield

At December 31, 2008 and 2009, our loan portfolio had a weighted average note rate of 12.18% and 11.34% per annum, respectively. For the income on these yields to be fully realized, all loans must be “performing” and accrued interest income must be deemed to be collectible. At December 31, 2008 and 2009, accrued interest income totaled $10.5 million and $12.0 million, respectively, and note rate interest earned, but not accrued, totaled approximately $7.8 million and $49.7 million, respectively. Based on the Manager’s assessment of our portfolio and current defaults, the Manager anticipates that additional loans will be placed in non-accrual status over the next several quarters resulting in the deferral (but not necessarily impairment) of corresponding amounts of interest income, default interest and fees. Moreover, the Manager has modified certain loans in our portfolio, the result of which has resulted in an extended term of maturity on those loans of two years or longer and, in some cases, has required us to accept an interest rate reflective of current market rates, which are lower than in prior periods. Accordingly, the Manager believes that net interest income, as a percent of the total portfolio (the combined total of both accrual and non-accrual loans), will decline, thereby further reducing monthly earnings and the resulting yields to the members. While the Manager believes much of the deferred amounts may be ultimately realized, we cannot provide any assurance that any deferred amounts (including non-accrual interest, default interest or fees) will be realized or that future yields will approximate current or historical yields.

Interest Earning Assets Deployment Ratio

Our interest income and net earnings for any period is a function of multiple factors, the most significant of which are the current principal loan balances outstanding, the current weighted average yield on the loan portfolio, the amount of non-earning assets held, and the ratio of earning assets deployed between our loan portfolio and existing cash (money market) accounts, referred to as the interest earning asset “deployment ratio.”

We historically targeted a deployment ratio of 95% – 97% of available capital in loans with the remaining funds to be held as working capital/liquidity balances in money market or investment accounts. While our target was generally to have a minimum of 95% of our earning assets invested in loans, the actual deployment ratio is a function of multiple factors, including:

•	pending fundings of loans that have completed the underwriting process;

•	anticipated loan fundings;

•	average size of loans in the underwriting process;

•	expected loan reductions or payoffs;

•	pending member redemptions;

•	direct expenses, and

•	other anticipated liquidity needs.

Accordingly, depending on the average ratio of earning assets deployed as loans versus balances in money market accounts, our earnings for a given period will vary significantly. While the Manager’s intent is to continue to manage to a minimum 95% deployment ratio, it is likely that average deployment will be less than this targeted level given the increasing level of loan defaults and foreclosures.

Leverage to Enhance Portfolio Yields

We have not historically employed leverage to enhance our portfolio’s current yield. However, the Manager may deem it beneficial, if not necessary, to employ leverage for us in the future. In February 2008, we secured a $10 million loan, of which only $8 million was drawn. This loan was repaid in the second quarter of 2008 and there was no outstanding principal balance at December 31, 2008.

Additionally, during the year ended December 31, 2009, the Manager drew $6 million under its line of credit with a bank to provide liquidity for us. This loan is secured by certain of our portfolio loans. During the year ended December 31, 2009, we repaid principal of $4.4 million under this loan commensurate with principal paydowns received from related borrowers, resulting in a balance at December 31, 2009 of $1.6 million. The line of credit is collateralized by specific portfolio loans and underlying deeds of trust and a guarantee of the Manager’s chief executive officer.

Off-Balance Sheet Arrangements

For certain loans, upon their initial funding, a reserve for future interest payments is deposited into a controlled disbursement account in the name of the borrower for our benefit. These accounts, which are held in the name of the borrowers, are not included in the accompanying balance sheets. There were no such balances as of December 31, 2009. We do not have any other off-balance sheet arrangements.

Contractual Obligations

The financial obligations to the Manager under the operating agreement, as described elsewhere in this Form 10-K, and funding commitments to borrowers, as of December 31, 2009, reflect our contractual obligations as of such date. Additionally, during the year ended December 31, 2009, the Manager engaged the services of an outside consulting firm to assist with general portfolio oversight and in the determination of the specific asset disposition strategy. The Manager also engaged a consultant to assist in the identification of financing and capital raising alternatives. Collectively, these consultants receive approximately $130,000 per month for their services and the contract is cancelable by either party with 60 day written notice. All of our lending commitments as of as of December 31, 2009, are expected to be funded within one year. Aside from these commitments, we have no other contractual obligations at as of December 31, 2009.

Liquidity and Capital Resources

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. Due to unprecedented dislocations in the real estate and capital markets, we have incurred a significant reduction in loan payoffs from borrowers and an increase in delinquencies, non-performing loans and real estate owned, resulting in a substantial reduction in our cash flows. The Manager has taken a number of measures to seek to provide liquidity for us, including, among other things, engaging in efforts to sell whole loans and participate interests in certain loans in our portfolio, and to liquidate certain real estate. The Manager also approved the Conversion Transactions because it believes the consummation of the Conversion Transactions will position us for an initial public offering, which will help address the Fund’s liquidity needs. In addition, we expect to continue to consider liquidation of certain assets to address our liquidity needs.

In October 2008 the Manager suspended all of the Fund’s lending activities, member investment fund raising and all other non-essential operations. This action was taken due to the macroecomic problems in the real estate, credit and capital markets, concerns about the continued existence of many major national and international financial institutions, and the ability, willingness and timeliness of the federal government to intervene. The Manager took this action on behalf of the Fund because the Manager believed that the market for take-out financing for our borrowers had materially diminished. Further, member redemption requests had accelerated during 2008, particularly in August and September 2008. Further, to adequately protect the Fund’s cash reserves for purposes of honoring its contractual commitments for remaining unfunded loan obligations, as well as retaining a liquidity reserve for funding ongoing operations, all new lending activity was ceased. Lastly, in the context of the Manager’s expectations of materially lower borrower payoffs and pay downs resulting from the absence of available take-out financing from third-party lenders, the Manager concluded that the viability of the Fund’s historical business model was at risk, and deemed it ill-advised to raise capital from new investors at that time in light of the deterioration of the real estate, credit and other relevant markets.

In recent months, we have seen an increased level of market activity and unsolicited offers received by interested third parties to purchase our portfolio assets. Further, in recent weeks, the Manager has had ongoing discussions with potential interim lenders, and has received preliminary indications of borrowing opportunities for us in amounts that would provide us with sufficient capital to fund the next 12 months of operations. While none of these borrowing opportunities have advanced to the point where the Manager believes they are probable, the Manager does believe that it can continue to strategically liquidate assets to fund current operations and hold the remaining assets until such time as market conditions improve.

The Manager has engaged a consulting firm to provide asset management services, which includes administration of all real estate owned assets, loans currently in default and other loans for which default is probable. The asset management responsibilities include (i) addressing the liquidity needs of the Fund by negotiating for loan pay downs or payoffs with existing borrowers, (ii) exercising enforcement rights against loan guarantors, and (iii) considering offers from potential third party buyers of loans or real estate owned assets. As part of these duties, the Fund has explored various options, including the pledging of loans in exchange for borrowings from commercial banks or private investment funds, and the possibility of private or public equity or debt offerings. To date, the Fund has not closed any of these liquidity transactions due to the continued disruptions in the real estate related credit markets. However, the Fund has liquidated a sufficient number of assets to continue operating the business and administrating the loan and real estate owned portfolios. However, the liquidation of assets which have taken place thus far have been based on distressed valuation pricing because of the substantial supply of assets in the market. We continue to seek to secure interim debt financing to allow us the time and resources necessary to meet liquidity requirements and dispose of assets in a reasonable manner and on terms favorable to the Fund. However, the dislocations and uncertainty in the economy, and in the real estate, credit, and other markets, have created an extremely challenging environment that will likely continue for the foreseeable future, and we cannot assure you that we will have sufficient liquidity, which raises substantial doubt about our ability to continue as a going concern.

The Fund itself has no employees, management group or independent board of directors, and is dependent on the Manager for those functions. Accordingly, lenders and other organizations in the past have preferred that the Manager function as an intermediary in business transactions rather than contracting directly with the Fund. Moreover, in order to create liquidity and financial flexibility for the Fund and its members, the Manager believes the Fund should pursue the proposed Conversion Transactions and, as soon as reasonably practicable thereafter, an initial public offering. Consistent with the proposed Conversion Transactions, the Manager believes this strategy is best implemented through an internally-advised management structure which is designed to eliminate certain conflicts of interest that would otherwise be present in an externally-advised management structure. The Manager believes the internally-advised management structure better aligns the interests of the Manager (and the management function) with the interests of the members of the Fund. After consultation with various industry and market specialists familiar with this issue, the Manager concluded that conversion of the Fund to an internally-advised management structure would be a condition precedent to any public capital raising considerations, including an initial public offering.

Requirements for Liquidity

We require liquidity and capital resources for various financial needs, including loan fundings, maintenance and development costs for real estate owned, management fees and loan enforcement costs, interest expense on participations and loans, repayment of principal on borrowings, distributions to members, member redemptions and general working capital. If the Conversion Transactions are consummated and we raise additional capital in an initial public offering or otherwise, we expect our liquidity and capital requirements to include funds to make new investments in our target assets as well as dividends to members.

Loan Fundings

We require adequate liquidity to fund initial loan advances to the borrowers, which are typically less than the face amount of the mortgage loan notes, and for disbursements to fund construction costs, development and other costs, and interest. As is customary in the commercial lending business, our loan terms may require the establishment of funded or unfunded interest reserves which are included as part of the note commitment and considered in the loan to value ratios at the time of underwriting. In some cases, the borrower may elect to pay interest from its own sources. At December 31, 2009, one of our borrowers had remaining unfunded interest reserves, no borrowers had remaining funded interest reserves, one borrower prepaid interest on the related note through the conveyance of certain real estate, and the remaining 53 of our borrowers are obligated to pay interest from other sources or have depleted any available interest reserves. On certain loans, upon their initial funding, the reserve for future interest payments is deposited into a controlled disbursement account in the name of the borrower for our benefit. These accounts, which are held in the name of the borrowers, are not included in the accompanying balance sheets.

Estimated future commitments for construction or development costs, and for interest, are recorded on the consolidated balance sheets as an Undisbursed Portion of Loans-in-process and Interest Reserves, which are deducted from Mortgage Loan Note Obligations. As of December 31, 2008 and 2009, undisbursed loans-in-process and interest reserves balances were as follows (in thousands):

	December 31, 2008			December 31, 2009
	Loans Held to Maturity	Loans Held for Sale	Total	Loans Held to Maturity	Loans Held for Sale	Total
Undispersed Loans-in-process per Note Agreement	$66,035	$32,633	$98,668	$63,001	$—	$63,001
Less: amounts not to be funded	(39,461)	(13,767)	(53,228)	(47,026)	—	(47,026)
Undispersed Loans-in-process per Financial Statements	$26,574	$18,866	$45,440	$15,975	$—	$15,975

A breakdown of loans-in-process expected to be funded is presented below (in thousands):

	12/31/08	12/31/09
Loans-in-Process Allocation:
Construction Commitments	$41,085	$3,731
Unfunded Interest Reserves	4,314	7,524
Deferred Loan Fees due to Manager	—	2,360
Reserve for Protective Advances	—	654
Taxes and Other	41	1,706
Total Loan-in-Process	$45,440	$15,975

While the contractual amount of unfunded loans in process and interest reserves totaled $98.7 million and $63.0 million at December 31, 2008 and 2009, respectively, the Manager estimates that we will fund approximately $16.0 million subsequent to December 31, 2009. Of the $16.0 million expected to be funded, $7.5 million relates to unfunded interest reserves on a recently restructured loan, $3.7 million relates to anticipated borrower construction or operating costs, $2.4 million relates to deferred loan fees payable to the Manager, $1.7 million relates to tax related reserves and $654,000 relates to reserves for protective advances not required under the terms of the loan agreement, but that the Manager expects to fund to protect our interest in the asset. The difference of $47.0 million, which is not expected to be funded, relates to loans that are in default, loans that have been modified to lower the funding amount, and loans whose funding is contingent on various project milestones, many that have not been met to date and are not expected to be met given current economic conditions. Accordingly, these amounts are not reflected as funding obligations in the accompanying consolidated balance sheet. With available cash and cash equivalents of $963,000 at December 31, 2009, scheduled loan payoffs, the suspension of member redemptions, the suspension of new loan request fundings, debt financing secured for the Fund, and other available sources of liquidity, including potential loan participations, loan sales or sales of real estate owned assets, we expect to meet our obligations to fund these undisbursed amounts in the ordinary course of business. See Note 1 for discussion of the Fund’s liquidity.

As noted in the table above, we had $4.3 million of remaining interest reserves on six loans totaling $119.3 million at December 31, 2008 and $7.5 million of remaining interest reserves on one loan totaling $28.5 million at December 31, 2009. In addition, we had deposited interest reserves into a controlled disbursement account (not reflected on our consolidated balance sheets) of $8.1 million on 14 loans totaling $271.3 million at December 31, 2008, and none at December 31, 2009. These funded interest reserves are not included in the accompanying balance sheets due to the fiduciary nature of such accounts.

During the years ended December 31, 2007, 2008 and 2009, the Fund recognized $35.6 million, $16.8 million and $3.8 million, respectively, in mortgage loan interest which was satisfied by the use of unfunded interest reserves, which represented approximately 74%, 26% and 18% of total mortgage loan interest income, respectively. Additionally, during the years ended December 31, 2007, 2008 and 2009, the Fund recognized $744,000, $19.7 million and $8.2 million, respectively, in mortgage loan interest which was satisfied by the use of funded interest reserves, which represented approximately 2%, 30% and 38% of total mortgage loan interest income, respectively.

If the Conversion Transactions are consummated and we raise additional capital through an initial public offering or otherwise, we expect our loan funding requirements to decrease over the shorter term and our requirements for funds to acquire commercial mortgage loans to increase as we focus more on this asset class as discussed in “ Business — Our Target Assets .”

Prior to suspension of our commercial mortgage loan origination activities, we sought to deploy approximately 95% to 97% of our cash in mortgage investments and to retain approximately 3% to 5% in bank accounts or highly liquid money market funds as a working capital reserve. However, our actual deployment varied depending on the timing and amount of member capital raised and the timing and amount of loans originated and funded. The deployment ratio at December 31, 2008 and 2007 was 78.1% and 89.0%, respectively. Until appropriate investments can be identified, our management may invest the proceeds of an initial public offering and any future offerings in interest-bearing, short-term investments, including money market accounts and/or U.S. treasury securities.

Maintenance and Development Costs for Real Estate Owned

We require liquidity to pay costs and fees to preserve and protect the real estate we own. Real estate held for development or sale consists primarily of properties acquired as a result of foreclosure or purchase and is reported at the lower of carrying value or fair value, less estimated costs to sell the property. At December 31, 2009 and 2008, our real estate owned was comprised of 17 properties and 10 properties, respectively, acquired through foreclosure or purchase, with a carrying value of $104.2 million ($92.1 million held for development and $12.1 million held for sale) and $62.8 million, respectively. Costs related to the development or improvement of the assets are capitalized and costs relating to holding the assets are charged to expense. Cash outlays for the purchase of real estate totaled $7.3 million and capitalized development costs totaled $1.3 million during the year ended December 31, 2008. Cash outlays for capitalized development costs totaled $2.5 million during the year ended December 31, 2009. In addition, costs and expenses related to operating, holding and maintaining such properties, which were expensed and included in operating expenses for real estate owned in the accompanying consolidated statement of operations, totaled approximately $5.0 million (of which $2.4 million relates to property taxes) and $120,000 for the years ended December 31, 2009 and 2008, respectively. The nature and extent of future costs for such properties depends on the level of development undertaken, the number of additional foreclosures and other factors.

Management Fees and Loan Enforcement Costs

We also require liquidity to pay management fees to the Manager, to pay direct expenses related to loan enforcement activities on defaulted loans, foreclosure activities, and costs related to properties acquired through foreclosure. All administrative and certain overhead expenses are paid by the Manager, as permitted by the operating agreement. Such costs include payroll and direct costs associated with loan origination activities, as well as member development and operations, and other general overhead costs. For a summary of management-related expenses and fees, please see the discussion of our results of operations above.

Interest Expense on Participations and Loans

We also require liquidity to pay interest expense on loan participations sold, including those sold to the Manager. As discussed above, when we participate a loan, we record all of the interest income attributable to the aggregate principal amount of the loan as income and record and incur interest expense based on the rate paid to the participating lender. For a summary of interest expense, please see the discussion of our results of operations above. While we are generally able to pay this interest expense with interest income received on the loan participated, if the borrowers of the loans that we have participated default on such loans, we will be required to use other funds to pay participation interest expense.

Dividends and Other Distributions

We have historically required liquidity to fund distributions to the members, and following the consummation of the Conversion Transactions will require liquidity to fund dividends or other distributions to our members. Historically, we have retained a portion of earnings as a reserve for accrued but uncollected interest, and had designated an equivalent cash amount for the distribution of these amounts to the members, or the “Loan Loss Reserve”. The Loan Loss Reserve was eliminated with our recording of the provision for credit losses of $296.0 million for the year ended December 31, 2008. Given our borrowers’ inability to secure financing to repay loans, it is anticipated that additional loans will become non-performing, which would have an adverse impact on our earnings, as well as create a cash shortfall for the payment of distributions to the members. The timing of repayment of outstanding principal and interest amounts cannot be predicted at this time and could take a year or longer to be collected. See above for a discussion and summary of distributions made.

Member Redemptions

Finally, liquidity has been necessary to fund redemption requests from the members. The ability of the members to redeem their membership units is subject to several limitations set forth in the operating agreement, including waiting periods, the determination by the Manager that redemption will not jeopardize our tax or legal status, an annual aggregate limit on redemptions, and the availability of adequate cash. Please see above for a discussion and summary of redemptions paid. Effective October 1, 2008, the Manager elected to, among other actions, suspend the acceptance and payment of all redemption requests. After the consummation of the Conversion Transactions, the member redemptions will no longer be applicable as holders of common stock do not have redemption rights.

Sources of Liquidity

Our primary sources of liquidity have historically been from investments by the members in additional membership units, sales of participations in loans, interest income from borrowers, loan payoffs by borrowers and disposition of real estate owned assets. Although in the past we have accessed bank lines of credit, we have not historically relied on significant leverage or debt financing to fund our operations and investments. This financing strategy has helped us to reduce the over-leveraging that we believe has adversely affected many competitors in the real estate industry, and we believe positions us to avoid the forced sales that had affected others. If the Conversion Transactions are consummated, we expect to raise address liquidity and capital requirements through the proceeds of an initial public offering, periodic access to the capital markets, and lines of credit and credit facilities to the extent available to us, and cash flows from the sales of real estate owned properties, whole loans, participations in loans, interest income and loan payoffs from borrowers. We also expect that we may seek to finance some of our investments through TALF if we are eligible and there are suitable investment opportunities.

Due to recent dislocations in the real estate and capital markets, we have incurred a significant reduction in loan payoffs from borrowers and an increase in delinquencies, non-performing loans and real estate owned, resulting in a substantial reduction in our cash flows. The Manager has taken a number of measures to seek to provide liquidity for us, including, among other things, engaging in efforts to sell whole loans and participate interests in certain loans in our portfolio, and to liquidate certain real estate. Nevertheless, we believe that the interim debt that we have secured will provide the liquidity necessary to operate on a normalized basis, rather than one of reactionary or forced liquidations of our assets as fire-sale prices. Accordingly, these consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts and classification of liabilities or any other adjustments that might be necessary should the Fund be unable to continue as a going concern.

New Member Investments and Issuances of Securities

We historically addressed liquidity requirements in substantial part through additional member investments and reinvestments, but effective October 1, 2008, the Manager elected to suspend certain of our activities, including the acceptance of any additional member investments and the ability of the members to reinvest earnings that may have otherwise been distributed to them. We accordingly do not consider new member investment to be a current source of liquidity.

New investments in membership units by the members, excluding reinvestment of distributions, totaled $349.5 million, $250.9 million and $0 for the years ended December 31, 2007, 2008, and 2009, respectively. As a result, the members’ capital (excluding retained earnings and accumulated deficit) increased from $576.8 million at December 31, 2007 to $730.4 million at December 31, 2008, and did not change during 2009. While new member activity remained robust for the majority of 2008, the decrease from 2007 reflects the compression of the economy and real estate, credit and other markets, and the negative perception of the real estate industry.

Following the consummation of the Conversion Transactions, we intend to raise equity capital through an initial public offering and we expect to access the equity or debt capital markets from time to time in the future.

Participations and Whole Loans Sold

At times when substantially all available capital has been deployed, or the Manager wishes to mitigate our portfolio risk, for purposes of creating liquidity for us, the Manager may elect to either sell to third parties or purchase on its own account all or a portion of the loans in which we have invested. The sales of whole loans or participations are at the par value of the loan. In the case of sales and participations to the Manager, the Manager has typically pledged the purchased loan to a commercial bank as collateral on its line of credit. The Manager generally uses the proceeds from the line of credit, together with other funds of the Manager, to purchase the loan from us. We typically repurchase loans from the Manager, although we are not obligated to do so. The sales of loans to the Manager are also accounted for as secured borrowings, and are separately identified in our financial statements as borrowings from the Manager. See the section entitled “ Mortgage Loans, Participations and Loan Sales ,” above.

Interest Income

Interest payments and repayments of loans by our borrowers are governed by the loan documents and by our practices with respect to granting extensions. A majority of our portfolio loans have a provision for an “interest reserve” for the initial term of the loan, which requires that a specified portion of the mortgage loan note total is reserved for the payment of interest. When that portion is exhausted, the borrower is required to pay interest from other sources. If the interest is funded in cash when the loan closes, then interest payments are made monthly from a segregated controlled disbursement cash account which is controlled by the Manager and held in the name of the borrower. If the interest reserve is not funded at the closing of the loan, then the interest payment is accrued by adding the amount of the interest payment to the loan balance, and we use our general cash reserves to distribute that interest to the members or loan participants. The receipt of interest income paid in cash by our borrowers creates liquidity; however, our practice of utilizing unfunded interest reserves uses liquidity. For a summary of interest income, see the discussion of our results of operations above.

Loan Payments

The repayment of a loan at maturity creates liquidity. In the case of an extension, the Manager typically charges the borrower a fee for re-evaluating the loan and processing the extension. Borrowers do not customarily pay this fee out of their own funds, but instead usually pay the fee out of available unfunded loan proceeds, or by negotiating an increase in the loan amount sufficient to pay the fee. However, to the extent that we extend a loan, we do not generate liquidity because the Manager, and not the Fund, receives the extension fee, if any. Upon consummation of the Conversion Transactions, we would receive the extension fee. During the year ended December 31, 2008 and 2009, the Fund received loan principal payments totaling $36.4 million and $10.6 million, respectively. Excluding loan balances past scheduled maturity, we own loans with scheduled maturities in the first and second quarter of 2010 totaling $10.8 million. However, due to the state of the economy and the compressed nature of the real estate, credit and other markets, loan defaults have continued to rise and are expected to rise further and there can be no assurance that any part of these loans will be repaid, or when they will be repaid.

Disposition of Real Estate Owned

The sale of real estate owned creates liquidity for us. During the year ended December 31, 2009, we received proceeds totaling $1.1 million from the sale of real estate. In addition, at December 31, 2009, we have classified real estate held for sale of $12.1 million. As development of certain real estate projects is completed, we anticipate that proceeds from the disposition of real estate will increase in the future. However, there can be no assurance that any real estate will be sold at a price in excess of the current book value of such real estate. We may also create liquidity through the sale of whole loans or loan participations.

Lines of Credit

In addition to our having approximately $963,000 in cash on hand at December 31, 2009, the Manager also had $2.5 million in bank lines of credit available to monetize our loans, of which $1.6 million is outstanding at December 31, 2009. Accordingly, we have limited availability under this line of credit. During the year ended December 31, 2009, prior to a reduction in the maximum facility under the line of credit, the Manager drew $6 million under its line of credit with a bank to provide liquidity to us, of which $4.4 million has been repaid.

Other Sources of Borrowings

We may also intend to finance our investments through financing under TALF. Given current market conditions, to the extent that we use borrowings to finance our assets, we currently expect that such leverage would not exceed, on a debt-to-equity basis, a 3-to-1 ratio, except with respect to investments financed with borrowings under government sponsored debt programs, such as the TALF, leverage on which borrowings we currently expect would not exceed, on a debt-to-equity basis, a 8-to-1 ratio.

Subsequent to December 31, 2009, the Fund, through wholly-owned subsidiaries, secured financing from two lenders totaling $12.5 million for the purpose of funding remaining loan obligations, anticipated development costs for real estate owned assets, and working capital needs. One such borrowing is for a total of $9.5 million, bears interest at 12% per annum and requires monthly payments of interest only. The loan has an initial maturity of March 2011 but may be extended for two additional six month periods. The loan is secured by one of the Fund’s real estate owned assets with a carrying value at December 31, 2009 of $23.0 million and an assignment of rents and tenant notes receivable derived from the property. The Fund has also provided a guarantee for such debt.

The second borrowing is for a total of $3.0 million, bears interest at 12% per annum, requires monthly payments of interest only, and matures in February 2012. The loan is secured by one of the Fund’s real estate owned assets with a carrying value at December 31, 2009 of $2.8 million and a Fund loan with a current carrying value of $7.2 million.

Leverage Policies

Our investment guidelines, the assets in our portfolio and the decision to utilize leverage are periodically reviewed by the board of directors of the Manager as part of their oversight of our operations. We may employ leverage through borrowings to finance our assets, to the extent available, to fund the origination and acquisition of our target assets and to increase potential returns to our members. Although we are not required to maintain any particular leverage ratio, the amount of leverage we will deploy for particular target assets will depend upon the Manager’s assessment of a variety of factors, which may include the anticipated liquidity and price volatility of the target assets in our portfolio, the potential for losses and extension risk in our portfolio, the gap between the duration of our assets and liabilities, including hedges, the availability and cost of financing the assets, our opinion of the creditworthiness of our financing counterparties, the health of the U.S. economy and commercial mortgage markets, our outlook for the level, slope, and volatility of interest rates, the credit quality of our target assets, the collateral underlying our target assets, and our outlook for asset spreads relative to the LIBOR curve. Our charter and bylaws do not limit the amount of indebtedness we can incur, and our board of directors has discretion to deviate from or change our indebtedness policy at any time. We intend to use leverage for the sole purpose of financing our portfolio and not for the purpose of speculating on changes in interest rates.

Cash Flows for the years ended December 31, 2007, 2008 and 2009

Cash provided by operating activities was $42.8 million, $49.2 million and $13.4 million for the years ended December 31, 2007, 2008 and 2009, respectively. Cash provided by operating activities includes the cash generated from interest and other mortgage income from our loan portfolio, offset by amounts paid for management fees to the Manager and interest paid on participated loans to the Manager for short-term borrowings, and to banks for notes payable. The increase in the year over year amount is attributed to the growth realized in our loan portfolio and resulting mortgage income.

Net cash used by investing activities was $257.1 million, $180.7 million, and $21.2 million for the years ended December 31, 2007, 2008 and 2009, respectively. The change in net cash used by investing activities was attributable to a decrease in the number and amount of mortgage loan fundings ($356.6 million, $239.9 million and $30.3 million during the years ended December 31, 2007, 2008 and 2009, respectively), coupled with a decrease in loan paydowns during the same periods ($104.3 million, $36.4 million, and $10.6 million during the years ended December 31, 2007, 2008 and 2009, respectively). We generated $31.3 million in proceeds from the sale of a whole loan in 2008 and $1.1 million from the sale of real estate assets in 2009. Additionally, we invested $8.6 million and $2.5 million in real estate owned assets during the years ended December 31, 2008 and 2009, respectively. Also, we significantly increased our participated loans from $5.8 million in 2006 to $36.4 million in 2007, as compared to none in 2008. Similarly, the reacquisitions of participated loans increased from $5.2 million in 2006 to $41.4 million in 2007, as compared to none in 2008.

Net cash provided (used) by financing activities was $275.8 million, $81.7 million, and ($15.1) million for the years ended December 31, 2007, 2008 and 2009, respectively. The majority of the change in cash from financing activities resulted primarily from an increase in the member redemptions and the member distributions, which totaled $73.4 million, $164.7 million and $16.7 million for the years ended December 31, 2007, 2008 and 2009, respectively. The change in net cash from financing activities was exacerbated by a decrease in the sale of the membership units, totaling $250.9 million during the years ended December 31, 2008, as compared to $349.5 million for the same period in 2007, and none in 2009.

Additionally, while we experienced a decrease in net proceeds from whole loan activity of $8.4 million from 2006 to 2007, there was no such activity in 2008 or 2009. Also contributing to cash flows from financing activities was borrowings from the Manager of $10.0 million, $0, and $6.0 million, during 2007, 2008, and 2009, respectively. Repayments of borrowings from the Manager were $14.4 million, $0, and $4.4 million during 2007, 2008 and 2009, respectively. During 2008, we received proceeds from a bank note totaling $8,000 and repaid this entire amount during the year.

Critical Accounting Policies

Revenue Recognition

Interest on mortgage loans is recognized as revenue when earned using the interest method based on a 365 day year. The Fund does not recognize interest income on loans once they are deemed to be impaired and placed in non-accrual status. Generally, a loan is placed in non-accrual status when it is past its scheduled maturity by more than 90 days, when it becomes delinquent as to interest due by more than 90 days or when the related fair value of the collateral is less than the total principal, accrued interest and related costs. The Manager may determine that a loan, while delinquent in payment status, should not be placed in non-accrual status in instances where the fair value of the loan collateral significantly exceeds the principal and the accrued interest, as the Manager expects that income recognized in such cases is probable of collection. In addition, a loan may be placed in or removed from non-accrual status when the Manager makes a determination that the facts and circumstances warrant such reclassification irrespective of the current payment status. Unless and until we have determined that the value of underlying collateral is insufficient to recover the total contractual amounts due under the loan term, generally our policy is to continue to accrue interest until the loan is more than 90 days delinquent with respect to accrued, uncollected interest or more than 90 days past scheduled maturity, whichever comes first.

A loan is typically not removed from non-accrual status until the borrower has brought the respective loan current as to the payment of past due interest, and unless the Manager is reasonably assured as to the collection of all contractual amounts due under the loan based on the value of the underlying collateral of the loan, the receipt of additional collateral required and the financial ability of the borrower to service our loan.

We do not generally reverse accrued interest on loans once they are deemed to be impaired and placed in non-accrual status. In conducting our periodic valuation analysis, we consider the total recorded investment for a particular loan, including outstanding principal, accrued interest and estimated foreclosure costs when computing the amount of valuation allowance required.

Cash receipts are first allocated to interest, except when such payments are specifically designated by the terms of the loan as a principal reduction. Loans with a principal or interest payment one or more days delinquent are in technical default and are subject to various fees and charges including default interest rates, penalty fees and reinstatement fees. Often these fees are negotiated in the normal course of business and, therefore, not subject to estimation. Accordingly, income pertaining to these types of fees is recorded as revenue when received.

In accordance with the Fund’s operating agreement, all fees relating to loan origination, documentation, processing, administration, loan extensions and modifications are earned by the Manager.

Allowance for Credit Losses

A loan is deemed to be impaired when, based on current information and events, it is probable that the Fund will be unable to ultimately collect all amounts due according to the contractual terms of the loan agreement and the amount of loss can be reasonably estimated.

The Fund’s mortgage loans, which are deemed to be collateral dependent, are subject to an allowance for credit loss based on the Manager’s determination of the fair value of the subject collateral in relation to the outstanding mortgage balance, including accrued interest and related accrued or expected costs to foreclose and sell. The Manager evaluates the Fund’s mortgage loan portfolio for impairment losses on an individual loan basis, except for loans that are cross collateralized within the same borrowing groups. For such loans, the Manager performs both an individual evaluation as well as a consolidated evaluation to assess the Fund’s overall exposure for such loans. As such, all relevant circumstances are considered by the Manager to determine impairment and the need for specific allowances. In the event a loan is determined not to be collateral dependent, we measure the fair value of the loan based on the estimated future cash flows of the note discounted at the note’s contractual rate of interest.

Under GAAP definitions, certain of the loans that are classified as “in default” status would qualify as impaired under GAAP while others would not. Since our loan portfolio is considered collateral dependent, the extent to which our loans are considered collectible, with consideration given to personal guarantees provided under such loans, is largely dependent on the fair value of the underlying collateral.

Fair Value

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management. As of the dates of the balance sheets, the respective carrying value of all balance sheet financial instruments approximated their fair values. These financial instruments include cash and cash equivalents, mortgage investments, accrued interest, amounts payable to the Manager and payables to members of the Fund. Fair values of cash equivalents amounts payable to the Manager and payables to members are assumed to approximate carrying values because these instruments are short term in duration.

The Manager performs an evaluation for impairment for all loans in default as of the applicable measurement date based on the “fair value” of the collateral if the Manager determines that foreclosure is probable. We generally measure impairment based on the value of the underlying collateral of the loans because our loan portfolio is considered collateral dependent, as allowed under applicable accounting guidance. Impairment is to be measured at the balance sheet date based on the then fair value of the collateral less costs to sell in relation to contractual amounts due under the terms of the loan. In the case of loans that are not deemed to be collateral dependent, we measure impairment based on the present value of expected future cash flows. All Fund loans are deemed to be collateral dependent.

In determining fair value, the Manager has adopted applicable accounting guidance, which establishes a framework for measuring fair value in accordance with generally accepted accounting principles, clarifies the definition of fair value within that framework, and expands disclosures about the use of fair value measurements. This statement applies whenever other accounting standards require or permit fair value measurement. Under this standard, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (the “exit price”) in an orderly transaction between market participants at the measurement date. Market participants are buyers and sellers in the principal (or most advantageous) market for the asset or liability that are (a) independent of the reporting entity; that is, they are not related parties; (b) knowledgeable, having a reasonable understanding about the asset or liability and the transaction based on all available information, including information that might be obtained through due diligence efforts that are usual and customary; (c) able to transact for the asset or liability; and (d) willing to transact for the asset or liability; that is, they are motivated but not forced or otherwise compelled to do so.

Under applicable accounting guidance, a fair value measurement assumes the highest and best use of the asset by market participants, considering the use of the asset that is physically possible, legally permissible, and financially feasible at the measurement date. Highest and best use is determined based on the use of the asset by market participants, even if the intended use of the asset by the reporting entity is different. Determination of the highest and best use of the asset establishes the valuation premise used to measure the fair value of the asset. Two asset categories are established under applicable accounting guidance: in-use assets, and in-exchange assets. When using an in-exchange valuation premise, the fair value of the asset is determined based on the price that would be received in a current transaction to sell the asset on a standalone basis. All of our loans are deemed to be in-exchange assets.

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

Fair value is a market-based measure considered from the perspective of a market participant who holds the asset or owes the liability, rather than an entity-specific measurement. Therefore, even when market assumptions are not readily available, our own assumptions attempt to reflect those that market participants would use in pricing the asset or liability at the measurement date. Further, fair value measurements are market-based measurements with an exit price notion, not entity-specific measurements. Therefore, an entity cannot disregard the information obtained from the current market simply because the entity is a “willing” seller at that price. If the best information available in the circumstances indicates that market participants would transact at a price, it does not matter whether the reporting entity is actually willing to transact at that particular price.

In the case of collateral dependent loans, the amount of any improvement in fair value attributable to the passage of time is recorded as a credit to the provision for credit losses with a corresponding reduction in the allowance for credit loss. In the case of loans not deemed to be collateral dependent, the amount of any improvement attributable to the passage of time is recorded as interest income at the loans’ contract rate with the remainder, if any, recorded as a reduction in the aggregate allowance for credit loss and offset recorded as a net component for the period provision for credit losses.

Loan Charge Offs

Our loans are all collateralized by real estate and all but two are deemed to be collateral dependent. Accordingly, the collateral for each of our loans is subject to a periodic fair value analysis. Valuation estimates are analyzed and updated, and appropriate adjustments are recorded on a quarterly basis. When a loan is foreclosed and transferred to a real estate owned status, an assessment of the most current valuation is made and updated as necessary, and the asset is transferred to a real estate owned status at its then current fair value, less estimated costs to sell. Except in limited circumstances, our real estate owned assets are classified as held for development or investment ( i.e. , a long-lived asset) and not “held for sale”. However, if our real estate owned assets are sold, any difference between the net carrying value and net sales proceeds are charged or credited to operating results in the period of sale.

Loan charge offs generally occur under one of two scenarios, including 1) the foreclosure of a loan and transfer of the related collateral to real estate owned status, or 2) the Manager elects to accept a loan payoff at less than the contractual amount due. Under either scenario, the loan charge off is generally recorded through the allowance for credit loss.

A loan charged off is recorded as a charge to the allowance for credit loss at the time of foreclosure in connection with the transfer of the underlying collateral to real estate owned status. The amount of the loan charge off is equal to the difference between the contractual amounts due under the loan and the fair value of the collateral acquired through foreclosure, net of selling costs. Generally, the loan charge off amount is equal to the loan’s allowance for credit loss. At the time of foreclosure, the contractual value less the related allowance for credit loss is compared with the estimated fair value, less costs to sell, on the foreclosure date and the difference, if any, is included in the provision for credit losses (recovery) in the statement of operations. The allowance for credit loss is netted against the gross carrying value of the loan, and the net balance is recorded as the new basis in the real estate owned. Once in a real estate owned status, the asset is evaluated for impairment based on accounting criteria for long-lived assets.

Classification of Loans

We generally expect that upon origination, mortgage investments will be held until maturity or payoff. While the Fund has the ability to do so, we do not originate or acquire loans with the intent of reselling them as whole loans. In addition, we do not have any mandatory delivery contracts or forward commitments to sell loans in the secondary whole loan market. Because we have the ability and the intent to hold these loans for the foreseeable future or until maturity, they are classified as held for investment pursuant to applicable accounting guidance. Notwithstanding the foregoing, we may sell a percentage of our loans on a whole loan or participation basis. See the section entitled “ Participations Issued and Whole Loans Sold ” for additional information.

Loans Held for Sale

Loans for which we have the intent to sell, subsequent to origination or acquisition, are classified as loans held for sale, net of any applicable allowance for credit loss. Loans classified as held for sale are generally subject to a specific marketing strategy or a plan of sale.

Loans held for sale are accounted for at the lower of cost or fair value on an individual basis and are reported as a component of mortgage loans. Direct costs related to selling such loans are deferred until the related loans are sold and are included in the determination of the gains or losses upon sale. Valuation adjustments related to loans held for sale are not included in the allowance for credit loss in the accompanying balance sheet, but rather are reported net of related principal of loans held for sale on the balance sheet and the provision for credit losses in the statements of operations.

Discounts on Acquired Loans

We account for mortgages acquired at a discount in accordance with applicable accounting guidance. The accounting guidance requires that the amount representing the excess of cash flows estimated by the Manager at acquisition of the note over the purchase price is to be accreted into purchase discount earned over the expected life of the loan (accretable discount). Subsequent to acquisition, if cash flow projections improve, and it is determined that the amount and timing of the cash flows related to the nonaccretable discount are reasonably estimable and collection is probable, the corresponding decrease in the nonaccretable discount is transferred to the accretable discount and is accreted into interest income over the remaining life of the loan using the interest method. If cash flow projections deteriorate subsequent to acquisition, or if the probability of the timing or amount to be collected is indeterminable, the decline is accounted for through the provision for credit loss. Until such time that the timing and amount to be collected under such loans is determinable and probable as to collection, no accretion shall be recorded.

Participations Issued and Whole Loans Sold

In order to facilitate the liquidity needs of the Fund, we occasionally issue participating interests in loans. With the Manager’s election to suspend the acceptance of additional member contributions to the Fund and the funding of new loans, the Manager may increase loan participations and loan sales in order to meet current liquidity demands in its portfolio. When negotiating participations, we endeavor to effect such transactions at par and for no more than 50% of a loan’s principal balance, and the Fund generally remains the servicing agent for the loan. However, in light of current economic conditions, it may be necessary to employ alternative structures for loan participations. Under the terms of the participation agreements, the purchaser and the Fund are pari-passu as it pertains to the rights, privileges and obligations of ownership. However, because the participated interests are not legally isolated from the Fund in a bankruptcy-remote, separate legal entity, these participations are recorded as secured borrowings by the Fund and classified as Participations in Mortgage Loans Issued in the accompanying balance sheet. Under this structure, interest earned by the Fund on the entire loan is recorded as interest income, and interest earned by the purchaser is recorded as interest expense.

Additionally, in order to facilitate the short-term cash needs of the Fund, we have historically sold whole loans at par to the Manager and to third-parties, though there was no intent to sell such loans at the time of origination. Under terms of the whole loan sale agreements, the purchasers assume all rights, privileges and obligations of ownership.

The loans sold to the Manager have historically been repurchased and the loans sold to third parties have been repurchased at the request of the third party. The loans sold to the Manager are not legally isolated from the Fund in a bankruptcy-remote, separate legal entity and, therefore, these sales were recorded as secured borrowings by the Fund. With respect to whole loans sold to third parties, assignment of our interest in the promissory note, deeds of trust and guaranties were executed, servicing was transferred and the loan is removed from our books at par with no gain or loss on sale recorded. Pursuant to the terms of these transactions, we have no legal right or obligation to repurchase the loan and the purchaser does not have a legal right to require repurchase of the loan.

For whole loans sold to third parties, assignment of our interest in the promissory note, deeds of trust and guaranties were executed, servicing was transferred and the loan is removed from our books at par with no gain or loss on sale recorded. Under terms of these transactions, we have no legal right or obligation to repurchase and the purchaser does not have a legal right to require repurchase.

Interest Reserves

As is customary in commercial real estate development lending, the Fund’s loan terms may require the establishment of funded or unfunded interest reserves which are included as part of the note commitment and considered in the loan to value ratios at the time of underwriting. In some cases, the borrower may elect to pay interest from its own sources.

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

In certain instances, our loan documents require that funded interest reserve accounts be established for certain borrowers. Under these arrangements, upon initial funding of the loan, a predetermined amount, approximating interest due during the initial loan term, is deposited into a controlled disbursement account in the name of the borrower for the benefit of the Fund. The Fund routinely directs such funds to be held in segregated money market and short-term investments accounts that are generally fully FDIC insured. Investment interest earned on such accounts is credited to the borrower. Interest income due monthly on the related mortgage investments is drawn from these accounts and transferred to the Fund. These accounts, which are held in the borrowers’ names, are not included in the accompanying consolidated balance sheets.

Real Estate Held for Development or Sale

Real estate held for development or held for sale consists primarily of assets that have been acquired in satisfaction of a receivable the same as if the assets had been acquired for cash, such as in the case of foreclosure. When a loan is foreclosed upon and transferred to a real estate owned status, an assessment of the fair value is made, and the asset is transferred to real estate held for development or held for sale at this amount less costs to sell. The Fund typically obtains a valuation on a real estate owned asset within 90 days of the date of foreclosure of the related loan. Valuation adjustments required at the date of transfer are charged to the allowance for loan losses.

Our determination of whether to classify a particular real estate owned asset as held for development or held for sale depends on various factors, including the Manager’s intent to sell the property and whether a formal plan of disposition has been entered into, among other circumstances.

Subsequent to transfer, real estate held for sale is carried at the lower of carrying amount (transferred value) or fair value, less estimated selling costs. Our real estate held for development is carried at the transferred value, less cumulative impairment charges. Real property held for development requires periodic evaluation for impairment which is conducted at each reporting period. When circumstances indicate that there is a possibility of impairment, the Manager will assess the future undiscounted cash flows of the property and determine whether they are sufficient to exceed the carrying amount of the asset. In the event these cash flows are insufficient, the Manager will determine the fair value of the asset and record an impairment charge equal to the difference between the fair value and the then-current carrying value. The impairment charge is recognized in the Statement of Operations.

Upon sale of real estate, any difference between the net carrying value and net sales proceeds are charged or credited to operating results in the period of sale.

Statement of Cash Flows

Certain loans in our portfolio contain provisions which provide for the establishment of interest reserves which are drawn from the existing note obligation for the satisfaction of monthly interest due in accordance with the terms of the related notes. For purposes of reporting, draws are reflected as cash transactions in accrued interest and mortgage loan fundings in the accompanying consolidated statements of cash flows.

Use of Estimates

In accordance with GAAP, the Manager has made a number of estimates and assumptions with respect to the reporting of assets and liabilities and the disclosure of contingencies at the date of the consolidated financial statements and the reported amounts of income and expenses during the reporting period. Accordingly, actual results could differ from those estimates. These estimates primarily include the allowance for credit loss, valuation of real estate owned and the accretable amount and timing for loans purchased at a discount.

Recent Accounting Pronouncements

For information regarding recent accounting pronouncements that are applicable to the Fund, see Note 2 to the audited consolidated financial statements of the Fund included in this Form 10-K.

Item 7A.         Quantitative and Qualitative Disclosures About Market Risk

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

Our analysis of risks is based on our management’s and independent third parties’ experience, estimates, models and assumptions. These analyses rely on models which utilize estimates of, among other things, fair value and interest rate sensitivity. Actual economic conditions or implementation of decisions by our management may produce results that differ significantly from the estimates and assumptions used in our models and the projected results discussed in this proxy statement/prospectus.

As a result of the economic decline and market disruptions, we believe there are severe restrictions on the availability of financing in general and concerns about the potential impact on credit availability, liquidity, interest rates and changes in the yield curve. While we have been able to meet all of our liquidity needs to date, there are still concerns about the availability of financing generally, and specifically about the availability of take-out financing for our borrowers. This will likely result in increased defaults, non-accrual loans and foreclosures, which will impact our short-term mortgage income recognition. Further, the timing and amount received from the ultimate liquidation of those assets cannot be determined given the current state of the U.S. and worldwide financial and real estate markets.

Our assets consist primarily of investments in short-term commercial mortgage investments, real estate held for development, interest and other receivables and cash and cash equivalents. The principal balance on our aggregate investment in mortgage loans was $613.9 million and $544.4 million at December 31, 2008 and 2009, respectively (before the $300.3 million and $330.4 million allowance for credit loss, respectively). Our loans historically have had original maturities between six and 18 months. However, with the general lack of take out financing available to our borrowers, the Manager has modified certain loans to extend the maturity dates to two years or longer. At December 31, 2009, the weighted average remaining scheduled term of our outstanding loans was 22.9 months (excluding loans past their scheduled maturity at December 31, 2009), with 50.4% of the total portfolio at fixed interest rates and 49.6% of the total portfolio at variable interest rates. The interest rates on these loans may be fixed, or may vary with the Prime interest rate, generally subject to a minimum rate floor. At December 31, 2009, the weighted average rate on our fixed rate portfolio was 9.84% per annum, and was 12.88% per annum on our variable rate portfolio tied to the Prime interest rate. The weighted average interest rate on the aggregate portfolio was 11.34% per annum at December 31, 2009.

We seek to manage our risks related to the credit quality of our assets, interest rates, liquidity, prepayment speeds and market value while, at the same time, seeking to provide an opportunity to our members to realize attractive risk-adjusted returns through ownership of our capital stock. While we do not seek to avoid risk completely, we believe the risks we face can be quantified from historical experience and we seek to actively manage these risks and to generate sufficient returns to justify the risks we undertake and to maintain capital levels consistent with those risks.

Credit Risk

We expect to be subject to varying degrees of credit risk in connection with our assets. We will seek to manage credit risk by, among other things, performing deep credit fundamental analysis of potential assets. Prior to investing in any particular asset, our underwriting team, in conjunction with third party providers, will undertake a rigorous asset-level due diligence process, involving intensive data collection and analysis, to ensure that we understand fully the state of the market and the risk-reward profile of the asset. Credit risk will also be addressed through our management’s execution of an asset-specific business plan focused on actively managing the attendant risks, evaluating the underlying collateral and updating valuation assumptions, and determining disposition strategies. Additionally, investments will be monitored for variance from expected prepayments, defaults, severities, losses and cash flow on a monthly basis.

Interest Rate Risk

Interest rates are highly sensitive to many factors, including fiscal and monetary policies and domestic and international economic and political considerations, as well as other factors beyond our control. We will be subject to various interest rate risks in connection with our assets and our related financing obligations. Although we currently do not intend to use leverage to finance our investments, we may in the future use various forms of financing to acquire our target assets, including, but not limited to, repurchase agreements, resecuritizations, securitizations, warehouse facilities, bank and private credit facilities (including term loans and revolving facilities) and borrowings under government sponsored debt programs. We may mitigate interest rate risk through utilization of hedging instruments, including, but not limited to, interest rate swap agreements. Interest rate swap agreements are intended to serve as a hedge against future interest rate increases on our borrowings.

Interest Rate Effect on Net Interest Income

Our operating results will depend, in part, on differences between the income earned on our assets and the cost of our borrowing and hedging activities. The cost of our borrowings will generally be based on prevailing market interest rates. During a period of rising interest rates, our borrowing costs generally will increase (1) while the yields earned on our fixed-rate mortgage assets will remain static, and (2) at a faster pace than the yields earned on our floating and adjustable rate mortgage assets, which could result in a decline in our net interest spread and net interest margin. The severity of any such decline would depend on our asset/liability composition at the time as well as the magnitude and duration of the interest rate increase. Further, an increase in short-term interest rates could also have a negative impact on the market value of our target assets. If any of these events happen, we could experience a decrease in net income or incur a net loss during these periods, which could harm our liquidity and results of operations. We expect that our short term lending portfolio will be less sensitive to short term interest rate movement. This is due to the traditionally short term maturities of that portfolio.

Interest Rate Cap Risk

We may acquire floating and adjustable rate mortgage assets, which generally will not be subject to restrictions on the amount by which the interest yield may change during any given period. Therefore, in a period of increasing interest rates, interest rate costs on our borrowings could increase without limitation by caps, while the interest-rate yields on our adjustable-rate and hybrid mortgage assets would effectively be limited. In addition, adjustable-rate and hybrid mortgage assets may be subject to periodic payment caps that result in some portion of the interest being deferred and added to the principal outstanding. This could result in our receipt of less cash income on such assets than we would need to pay the interest cost on our related borrowings. These factors could lower our net interest income or cause a net loss during periods of rising interest rates, which would harm our financial condition, cash flows and results of operations.

Interest Rate Mismatch Risk

We may fund a portion of our acquisition of mortgage loans and MBS assets with borrowings that are based on the Wall Street Journal Prime Interest Rate, or Prime, while the interest rates on these assets may be indexed to the London Interbank Offer Rate, or LIBOR, or another index rate, such as the one-year Constant Maturity Treasury, or CMT, index, the Monthly Treasury Average, or MTA, index or the 11th District Cost of Funds Index, or COFI. Accordingly, any increase in LIBOR relative to one-year CMT rates, MTA or COFI will generally result in an increase in our borrowing costs that is not matched by a corresponding increase in the interest earnings on these assets. Any interest rate index mismatch could adversely affect our financial condition, cash flows and results of operations, which may negatively impact distributions to our members. To mitigate interest rate mismatches, we may utilize the hedging strategies discussed above.

Prepayment Risk

Prepayment risk is the risk that principal will be repaid at a different rate than anticipated, causing the return on an asset to be less or more than expected. As we receive prepayments of principal on our assets, premiums paid on such assets will be recognized as income. In general, an increase in prepayment rates will accelerate the amortization of purchase premiums, thereby reducing the interest income earned on the assets. Conversely, discounts on these assets are accreted into interest income. In general, an increase in prepayment rates will accelerate the accretion of purchase discounts, thereby increasing the interest income earned on the assets.

Extension Risk

Our management will compute the projected weighted-average life of our assets based on assumptions regarding the rate at which borrowers will prepay the mortgages. In general, when we acquire a fixed-rate, adjustable-rate or hybrid mortgage backed securities, we may, but are not required to, enter into an interest rate swap agreement or other hedging instrument that effectively fixes our borrowing costs for a period close to the anticipated average life of the fixed-rate portion of the related assets. This strategy is designed to protect us from rising interest rates because the borrowing costs are fixed for the duration of the fixed-rate portion of the related assets.

However, if prepayment rates decrease in a rising interest rate environment, the life of the fixed-rate portion of the related assets could extend beyond the term of the interest swap agreement or other hedging instrument. This could have a negative impact on our results of operations, as borrowing costs would no longer be fixed after the expiration of the hedging instrument while the income earned on the hybrid fixed-rate assets would remain fixed. In certain situations, we could be forced to sell assets to maintain adequate liquidity, which could cause us to incur losses.

Market Risk

Market Value Risk ..  Our available-for-sale securities will be reflected at their estimated fair value, with the difference between amortized cost and estimated fair value reflected in accumulated other comprehensive income pursuant to applicable accounting guidance. The estimated fair value of these securities fluctuates primarily due to changes in interest rates, among other factors. Generally, in a rising interest rate environment, the estimated fair value of these securities would be expected to decrease; conversely, in a decreasing interest rate environment, the estimated fair value of these securities would be expected to increase. As market volatility increases or liquidity decreases, the fair value of our assets may be adversely impacted. If we are unable to readily obtain independent pricing to validate our estimated fair value of the securities in our portfolio, the fair value gains or losses recorded in other comprehensive income may be adversely affected.

Real Estate Risk ..  Commercial and residential mortgage assets are subject to volatility and may be affected adversely by a number of factors, including, but not limited to, national, regional and local economic conditions (which may be adversely affected by industry slowdowns and other factors); local real estate conditions (including, but not limited to, an oversupply of housing, retail, industrial, office or other commercial space); changes or continued weakness in specific industry segments; construction quality, age and design; demographic factors; and retroactive changes to building or similar codes. In addition, decreases in property values reduce the value of the collateral and the potential proceeds available to a borrower to repay the underlying loan or loans, as the case may be, which could also cause us to suffer losses.

Historically, due to the short-term maturities of our loans, our status, and the existence of interest rate floors on our variable rate loans, market fluctuations in interest rates generally had not affected the fair value of our investment in the loans. However, given the significant decline in the fair value of the underlying real estate collateral securing our loans and the lack of available take-out financing, we have experienced a significant increase in loans in default and loans placed in non-accrual status that has adversely affected our operating results and is expected to continue to do so in the future. At December 31, 2008 and 2009, respectively, the percentage of our portfolio principal in default status was 36.9% and 97.1%, respectively, and the percentage of our portfolio principal in non-accrual status was 15.6% and 96.0%, respectively.

Significant and sustained changes in interest rates could also affect our operating results. If interest rates decline significantly, some of the borrowers could prepay their loans with the proceeds of a refinancing at lower interest rates. Assuming we could not replace these loans with loans at interest rates similar to those that were prepaid (which, given our current status of not funding loans, is likely the case), prepayments would reduce our earnings and funds available for distribution to members. On the other hand, a significant increase in market interest rates could result in a slowdown in real estate development activity, which could reduce the demand for our real estate loans and the collateral securing the loans. Due to the complex relationship between interest rates, real estate investment and refinancing possibilities, we are not able to quantify the potential impact on our operating results of a material change in our operating environment other than interest rates. However, assuming our December 31, 2009 portfolio remained unchanged for one year, a 100 basis point increase or decrease in the Prime interest rate would cause our portfolio yield to remain unchanged at 11.56% per annum. The result is due to the interest rate floor contained in our variable rate loans and current Prime rate. The following table presents the impact on annual interest income, assuming all loans were performing, based on changes in the Prime rate (in thousands):

	December 31, 2009 Portfolio Information
	Fixed Rate	Variable Rate	Total
Outstanding Balance	$274,263	$270,185	$544,448
Current Weighted Average Yield	9.84%	12.88%	11.34%
Annualized Interest Income	$26,975	$34,790	$61,765

	Change in Annual Interest Income			Pro-forma Yield	Change In Yield
	Fixed Rate	Variable Rate	Total
Increase in Prime Rate:
0.5% or 50 basis points	$—	$—	$—	11.34%	0.00%
1.0% or 100 basis points	$—	$—	$—	11.34%	0.00%
2.0% or 200 basis points	$—	$41	$41	11.35%	0.01%

Decrease in Prime Rate:
0.5% or 50 basis points	$—	$—	$—	11.34%	0.00%
1.0% or 100 basis points	$—	$—	$—	11.34%	0.00%
2.0% or 200 basis points	$—	$—	$—	11.34%	0.00%

The following table contains information about our mortgage loan principal balances as of December 31, 2009, presented separately for fixed and variable rates and the calendar quarters in which such mortgage investments mature.

	(in thousands)
	Matured	Q1 2010	Q3 2010	Q1 2011	Q4 2011	Q1 2012	Q3 2012	Total
Loan Rates:
Variable	$213,620	$—	$54,947	$1,618	$—	$—	$—	$270,185
Fixed	133,515	10,776	—	1,462	30,200	392	97,918	274,263
	$347,135	$10,776	$54,947	$3,080	$30,200	$392	$97,918	$544,448
Less: Allowance for Credit Loss								(330,428)
Net Carrying Value								$214,020

As of December 31, 2009, we had cash and cash equivalents totaling $963,000 (or 0.25% of total assets), all of which were held in bank accounts or highly liquid money market accounts or short-term certificates of deposit. We have historically targeted between 3% and 5% of the principal balance of our outstanding portfolio loans to be held in such accounts as a working capital reserve. However, our actual deployment may vary depending on the timing and amount of investor capital raised and the timing and amount of loans identified and funded. We believe that these financial assets do not give rise to significant interest rate risk due to their short-term nature.

Inflation

Virtually all of our assets and liabilities will be interest rate sensitive in nature. As a result, interest rates and other factors may influence our performance more so than inflation. Changes in interest rates do not necessarily correlate with inflation rates or changes in inflation rates. Any distributions we may make to our members will be determined by our board of directors. Any distributions will be based primarily on our taxable income and, in each case, our activities and balance sheet will be measured with reference to historical cost and/or fair market value without considering inflation.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this section is contained in the Consolidated Financial Statements of IMH Secured Loan Fund, LLC and Report of BDO Seidman LLP, Independent Registered Certified Public Accounting Firm, beginning on Page F-1.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Controls and Procedures

The Manager, on behalf of the Fund, has conducted an evaluation, with the participation of the Chief Executive Officer and Chief Financial Officer of the Manager, of the effectiveness of the Fund’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Form 10-K.

Based on this evaluation, the Chief Executive Officer and Chief Financial Officer of the Manager have concluded that our disclosure controls and procedures were effective as of December 31, 2009 to ensure that information required to be disclosed by the Fund in reports that the Fund files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to the management of the Manager, including the principal executive officer and principal financial officer of the Manager, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Management of the Manager, on behalf of the Fund, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management of the Manager, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer) of the Manager, the Manager, on behalf of the Fund, conducted an evaluation of the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2009, as required by Exchange Act Rule 13a-15(c). In making this assessment, the Manager used the criteria set forth in the framework in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, the Manager concluded that the Manager’s internal control over financial reporting was effective as of December 31, 2009.

This report does not include an attestation report of the Fund’s registered public accounting firm regarding internal control over financial reporting, as permitted by the transition rules of the SEC.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our fiscal quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

In designing and evaluating the Fund’s disclosure controls and procedures and internal control over financial reporting, the Manager recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and the Manager necessarily is required to apply its judgment in designing and evaluating the controls and procedures.  The Manager, on the Fund’s behalf, regularly reviews and documents the Fund’s disclosure controls and procedures, and is in the process of refining the Fund’s internal control over financial reporting, and may from time to time make appropriate changes aimed at enhancing their effectiveness and ensure that our systems evolve with our business.

Item 9B.	Other Information.

As disclosed in the registration statement on Form S-4 filed on December 30, 2009 and subsequently amended on January 15, February 16, March 17, March 18, and April 5, 2010, on February 11, 2010, the Fund entered into a merger and contribution agreement, or merger agreement, with IMH Financial Corporation, the Manager and its stockholders, and Holdings and its members.  Pursuant to the merger agreement, the Fund will merge with and into IMH Financial Corporation, and IMH Financial Corporation will acquire all of the outstanding shares of the Manager, as well as all of the outstanding membership interests of Holdings, in exchange for 995,750 shares of Class B common stock in IMH Financial Corporation.

The merger agreement, which is attached as Exhibit A to the registration statement on Form S-4 and is hereby incorporated herein by reference, provides that, upon the closing of the merger, among other things:

•	IMH Financial Corporation, as the surviving corporation, will amend and restate its certificate of incorporation and bylaws;

•	Shane Albers and Will Meris will become the directors of IMH Financial Corporation; and

•	Each of the membership units in the Fund will be exchanged for 220.3419 shares of Class B common stock in IMH Financial Corporation.

The merger agreement contains limited representations and warranties made by each of (i) the stockholders of the Manager and members of Holdings, (ii) the Fund, (iii) IMH Financial Corporation, (iv) the Manager and (v) Holdings.

The merger agreement also contains various covenants of the parties, including, without limitation, the following:

•	each of the Fund, the Manager and Holdings will operate its business in the ordinary course pending closing of the merger;

•	each party will use commercially reasonable efforts to take all action necessary to close the merger;

•	none of the stockholders of the Manager or the members of Holdings will dispose of any securities in a way that violates state or federal securities laws; and

•	subject to certain exceptions, Shane Albers and Will Meris will not compete with IMH Financial Corporation for 18 months following the closing of the merger.

The merger agreement provides limited conditions to closing, including, without limitation, the following:

•	the registration on Form S-4 being declared effective by the SEC; and

•	the receipt of all necessary third party and governmental consents.

•
entry by each of Mr. Albers and Mr. Meris into lock-up agreements, pursuant to which the aggregate 781,644 shares of IMH Financial Corporation Class B common stock issuable to them under the merger agreement shall be issued only upon completion of either (i) an initial public offering of $50 million or more or (ii) a listing on a national securities exchange.

The merger agreement does not provide indemnification rights in favor of the Fund or the members of the Fund in the event of any inaccuracy in, or breach of, the representations and warranties in the merger agreement made by each of the Manager, Holdings and their respective stockholders and members.

Subsequent to February 11, 2010, the parties to the merger agreement agreed in principle to replace the merger agreement with a plan of conversion and contribution agreement to, among other things, effect the conversion without a merger and reduce the aggregate number of shares of Class B common stock of IMH Financial Corporation issuable pursuant to the merger agreement to 895,750 such shares.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

OUR OFFICERS

General

Currently, our business is managed by the Manager, which has had responsibility and final authority in almost all matters affecting our business.

The Manager

The Manager’s duties have included member relations, accounting, tax and legal matters, communications and filings with regulatory agencies and all other needed management and operational duties associated with the Fund. Shane Albers and William Meris are the sole stockholders of the Manager and also serve on the Manager’s board of directors and as the Manager’s chief executive officer and president, respectively, and therefore control our activities through the Manager. The Fund’s members currently have no right to participate in the management or control of our business or affairs other than to exercise the limited voting rights provided for them in the operating agreement. As our only manager, the Manager has had complete authority and responsibility for, among other things:

•	underwriting and originating the mortgage investments in which we invest;

•	deciding what agreements we enter into and whether we enter into participations with other lenders;

•	managing our mortgage loan investments; and

•	managing all of our other operations.

Notwithstanding the fact that the Manager has the broad authority described above, the Manager may not do any of the following: (i) impair our ability to carry on or change the nature of our business; (ii) admit a manager without prior approval of a majority of the members; or (iii) sell all or substantially all of our assets or dissolve the Fund without prior majority approval.

Removal of Investors Mortgage Holdings Inc. as Manager

Under our operating agreement, the Manager will cease to be our manager upon its removal, withdrawal or dissolution, or if it is found to be bankrupt. A majority-in-interest of the members, excluding any interest in the Fund owned by the Manager, can remove the Manager as our manager subject to the following conditions:

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

Under our operating agreement, if our business continues after the Manager is no longer our manager, then we will pay the Manager a sum equal to all amounts then owed to it. By majority vote, we may terminate the Manager’s interest in the Fund, if any, by paying an amount equal to the Manager’s outstanding capital account at such time. The method of any payments to a terminated manager must be fair and must protect our solvency and liquidity.

Under our operating agreement, if a majority does not designate and admit a new manager within the time specified, we will dissolve. The Manager may assign any interest it may have in the Fund as a member, but the Manager may not be changed except as set forth above.

Officers and Key Employees

The following sets forth certain information with respect to the officers of the Manager and key employees of IMH Management Services, LLC, the subsidiary of Holdings that provides services to the Manager, as of December 31, 2009.

Name	Age	Title
Shane C. Albers	41	Chief Executive Officer
William Meris	43	President
Steven Darak	62	Chief Financial Officer
Theresa Guske	45	Senior Vice President — Loan Management
Brian Peterson	31	Senior Vice President — Investments

Shane C. Albers: Chief Executive Officer

Mr. Albers, 41, is the founder of the IMH Group, and has been the Chairman and Chief Executive Officer of the Manager since 1997. Mr. Albers is responsible for the strategic positioning and the execution of the Manager’s vision. He chairs the Investment Committee for the Fund, and is primarily responsible for the development of the Manager’s corporate investment standards and loan administrative policy for the Fund. Mr. Albers also oversees and is actively involved in all Fund transactions. Mr. Albers has nearly 20 years of experience in banking, title and private lending. Mr. Albers was a founding member of a Phoenix-based commercial bank and served as a director on its board. Mr. Albers is also a member of: the Arizona Association of Mortgage Brokers and the National Association of Mortgage Brokers; the Arizona Private Lenders Association; Social Venture Partners; Vistage International; Urban Land Institute; and the United Way De Tocqueville Society. He also is an advisory board member for the Fisher Center of Real Estate and Urban Economics at the Haas School of Business at University of California, Berkeley. Mr. Albers holds a Bachelor of Arts degree in Political Science and Communications from the University of Arizona.

William Meris: President

Mr. Meris, 43, has been the President of the Manager since 2003. Mr. Meris is one of the original architects of the Fund’s structure and oversees the relationships with broker-dealers and major investors. Mr. Meris also serves on the Fund’s Investment Committee. Prior to partnering with Mr. Albers in 2003, Mr. Meris opened and operated three branches of Pacific Coast Mortgage, a residential mortgage company, and prior thereto managed private equity funds. Mr. Meris has served as chairman of the board and president of several small growth companies, both privately held and publicly-traded on Nasdaq. Mr. Meris is a member of Leadership 100 and the Urban Land Institute and works with other civic and charitable organizations. Mr. Meris holds a Bachelor of Science degree in Business Administration from Arizona State University.

Steven Darak: Chief Financial Officer

Mr. Darak, 62, has been the Chief Financial Officer of the Manager since 2005. Mr. Darak is responsible for all financial reporting and compliance for us. Mr. Darak also serves on the Investment Committee for the Fund. Mr. Darak is a senior finance and information technology executive with public company and private company experience. From 2003 to 2005, Mr. Darak was the Chief Financial Officer and Chief Information Officer for Childhelp USA, a non-profit organization. From 2002 to 2003, Mr. Darak was the Chief Executive Officer and co-owner of RFSC, Inc., a manufacturer of custom wood products. Prior to that, from 1994 to 2002, he was Senior Vice President and the Chief Financial Officer of DriveTime Corporation (formerly Ugly Duckling Corporation), at the time a publicly-held automobile finance and sales company with annual revenue in excess of $500 million. Mr. Darak’s experience includes three public stock offerings, nearly thirty securitization transactions, and development and deployment of executive reporting, data warehouse, consumer loan servicing and accounting systems. Mr. Darak’s career also includes ten years practicing as a CPA with a national accounting firm, and as the Chief Executive Officer of a community bank and a consumer finance company. Mr. Darak holds a Bachelor of Science degree in Business Administration from the University of Arizona. He served in the United States Air Force.

Theresa Guske: Senior Vice President — Loan Management

Ms. Guske, 45, has been Senior Vice President — Loan Management for the Manager since 1999. Pursuant to policies established by Mr. Albers and Mr. Meris, Ms. Guske is responsible for the management of all loan and construction related activities, including closing, post-closing, construction servicing, and loan administration matters. Ms. Guske is also responsible for loan compliance by borrowers and title companies, and for compliance with Arizona Department of Financial Institution’s requirements. Ms. Guske’s experience includes over 10 years in commercial real estate finance and over 20 years of construction administration. In addition, Ms. Guske has previous experience in human resources, accounting, portfolio management, and construction management. Ms. Guske has been a part of the IMH Group since 1999 and is a member of the Investment Committee of the Fund.

Brian Peterson: Senior Vice President — Investments

Mr. Peterson, 31, has been Senior Vice President-Investments of the Manager since 2006. Pursuant to policies established by Mr. Albers and Mr. Meris, Mr. Peterson is the liason to our network of broker-dealers, and facilitates various investor-related financial matters. Mr. Peterson joined Investors Mortgage Holdings Inc. in 2003 as a finance associate, was named Vice President of Finance in 2005 and Senior Vice President of Investments in 2006. From 2002 to 2003, Mr. Peterson was branch manager for the Scottsdale, Arizona branch of Pacific Coast Mortgage, a residential mortgage brokerage company. Prior to that time, from 2001 to 2002, Mr. Peterson was an investment banking associate for Brockson Capital. From 2000 to 2001, he was a registered representative with Morgan Stanley, where he held Series 7, Series 31, and Series 66 NASD licenses. Mr. Peterson holds a Bachelor of Science degree in Finance from Arizona State University, where he graduated summa cum laude.

Investment Committee

Shane Albers, William Meris, Steven Darak and Theresa Guske currently serve on the Investment Committee for the Fund.

The Investment Committee meets periodically as needed to discuss investment opportunities and to approve all loans we originate and acquisitions we make. The Investment Committee periodically reviews our investment portfolio and its compliance with our investment guidelines described above, and will provide our board of directors an investment report at the end of each quarter in conjunction with its review of our quarterly results. From time to time, as it deems appropriate or necessary, the board of directors of IMH Financial Corporation also will review our investment portfolio and its compliance with our investment guidelines, as well as the appropriateness of our investment guidelines and strategies. For more information, see the section entitled “Our Business — Investment Committee. ”

BOARD OF DIRECTORS OF OUR MANAGER

Directors of the Manager

The Manager’s board of directors consists of Shane Albers and William Meris, neither of whom would be deemed “independent” under the criteria of any national securities exchange or inter-dealer quotation system because both are officers of the Manager. Because the Manager is privately-held and its stock is not listed or traded on any national securities exchange or inter-dealer quotation system, the Manager is not subject to director independence or board committee requirements, except if and to the extent state law imposes any such requirements. The Manager is organized under the laws of the State of Arizona, which imposes no such requirements. In addition, Mr. Albers and Mr. Meris are the sole stockholders of the Manager. Therefore, all actions taken by the Manager’s board of directors, including compensation actions, are also implicitly or explicitly approved by all of the Manager’s stockholders.

Please see the section entitled “ Officers and Key Employees ” for a background on Messrs. Albers and Meris.

Compensation of Directors

Messrs. Albers and Meris did not receive any retainer, meeting or other fees or compensation in the year ended December 31, 2009 in connection with their service on the Manager’s board of directors.

CORPORATE GOVERNANCE

Committees of the Board

Currently, the Manager’s board of directors does not have compensation, audit or other committees.

Compensation Committee Interlocks and Insider Participation

The Manager’s board of directors does not currently have a compensation committee or other committee performing equivalent functions.  The Manager’s executive compensation program and the amounts payable to the named executive officers are determined by the Manager’s board of directors.  The Manager’s board of directors consists of Shane Albers and William Meris, who are also employees of the Manager and named executive officers.

Code of Business Conduct and Ethics

We do not currently have any employees, officers or directors, and, therefore, we have not adopted a written code of ethics. The Manager also has not adopted a written code of ethics as it believes a written code of ethics is not necessary to deter wrongdoing or to promote:

•	honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

•	full, fair, accurate, timely and understandable disclosure in our SEC reports and other public communications; or

•	compliance with applicable governmental laws, rules and regulations.

Item 11.               EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Overview

The Fund does not currently have any directors, officers or employees and the Manager sponsors and manages the Fund’s operations and activities. Applicable SEC rules require us to include a narrative discussion of the compensation awarded to, earned by, or paid to the Fund’s principal executive officer, principal financial officer and certain other highly compensated executive officers, and to also include disclosure in tabular format quantifying specific elements of compensation for these executive officers, who we refer to as the named executive officers. Because the Fund does not currently have any executive officers or employees, there are no officers or employees of the Fund who may be considered the Fund’s named executive officers. As a result, we have provided the disclosure as it relates to certain executive officers of the Manager. The following are the names and titles of the executive officers of the Manager who are considered the Manager’s named executive officers for the year ended December 31, 2009:

•	Shane Albers, Chairman and Chief Executive Officer;

•	William Meris, President; and

•	Steven Darak, Chief Financial Officer and Corporate Secretary.

This Compensation Discussion and Analysis is organized into two principal sections. The first section describes the compensation paid by the Fund to the Manager for managing the Fund, as well as certain origination, processing and other related fees the Manager receives directly from borrowers on loans funded by the Fund. While these amounts are paid directly to the Manager and not to any of the named executive officers — and as a result are not included in the tables that follow this Compensation Discussion and Analysis — these amounts are discussed here because the Manager is a privately-held corporation that is wholly owned by Shane Albers and William Meris, two of the named executive officers. The second section describes the Manager’s current compensation programs for its named executive officers. When reading this section and the following tables, it is important to note that Messrs. Albers, Meris and Darak are the primary stockholders of the Manager and as such have also received distributions from the Manager. Please see the “Summary Compensation Table ” for more information on the amounts distributed to Messrs. Albers and Meris.

Current Compensation of the Manager

Currently, the Manager receives as its compensation for managing the Fund, an annual fee equal to 0.25% of the Earning Asset Base of the Fund. In addition, the Manager is entitled to 25% of any amounts recognized in excess of our principal and contractual note rate interest due in connection with such loans or assets, and to origination, processing, servicing, extension and other related fees that the Manager receives directly from borrowers on loans funded by the Fund. All of those fees are described more fully in the table below. Following the consummation of the Conversion Transactions, these fees will no longer be payable to the Manager, but rather will inure to the benefit of IMH Financial Corporation.

Where the fees below are described as competitive fees or based on local market conditions, this means the fees are determined by price competition within a given market. Additionally, the amount of the fees is dependent upon the size of a particular loan.

Paid by borrowers to the Manager

Loan Placement Fees for Loan Selection and Brokerage (Origination Fees)
These fees are generally 2% – 6% of each loan, with the exact percentage to be set as a competitive fee based on local market conditions. These fees are paid by the borrower no later than when the loan proceeds are disbursed.

Loan Documentation, Processing and Administrative Fees
These fees are generally 1% – 3% of each loan, with the exact percentage to be set as a competitive fee based on local market conditions. These fees are paid by the borrower no later than when the loan proceeds are disbursed.

Service Fee for Administering Loans
The Fund acts as the Fund’s loan servicing agent and does not presently collect any fee for doing so, however the Manager may arrange for another party to do the loan servicing. The servicing fee earned by any third-party servicer for each loan is not expected to exceed one quarter of one percent (0.25%) of the principal outstanding on such loan. These fees will be paid by the borrower in advance together with the regular monthly loan payments.

Loan Extension or Modification Fee
These fees are generally 2% – 4% of outstanding principal, as permitted by local law, with the exact percentage to be set as a competitive fee based on local market conditions. These fees will be paid when the loan is extended or modified.

Paid by the Fund to the Manager

Management Fee
An annualized fee of 0.25% of the Fund’s Earning Asset Base, which is defined as mortgage loan investments held by the Fund and income-earning property acquired through foreclosure and upon which income is being accrued under GAAP, paid monthly in arrears.

Administrative Fees to the Manager for Late fees, Penalties, or Resales of Foreclosed or Other Property
The Fund pays to the Manager 25% of any amounts recognized in excess of the Fund’s principal and contractual note rate interest due in connection with such loans, including but not limited to any foreclosure sale proceeds, sales of real estate acquired through foreclosure or other means, late fees or additional penalties after payment to the Fund of its principal, contractual note rate interest and costs associated with the loan.

Under current practice, the Manager makes arrangements with the borrowers for payment of the Manager’s fees owed by the borrowers. Borrowers pay the Manager’s fees at close of escrow out of the proceeds of loans, or upon closing of the relevant transaction. For loan servicing fees, the Fund or any third-party servicer which may be entitled to such fees, receives these fees monthly in advance along with the regular monthly payments of interest.

For the Fund’s last three fiscal years ended December 31, 2007, December 31, 2008 and December 31, 2009, the total management fees paid directly by the Fund to the Manager were $968,000, $1.1 million, and $575,000, respectively. The Manager also recorded gains totaling $101,000, $401,000 and $0 for its 25% share of gains during the years ended December 31, 2007, 2008 and 2009, respectively. For the Fund’s last three fiscal years ended December 31, 2007, December 31, 2008 and December 31, 2009, the total fees paid to the Manager directly by borrowers on loans funded by the Fund were approximately $28.6 million, $21.3 million and $10.6 million, respectively. As noted above, the Manager is a privately-held corporation that is primarily owned by three of the named executive officers, with Mr. Albers, Mr. Meris and Mr. Darak owning 67.5% and 22.5% and 5%, respectively, of the Manager’s outstanding common stock.

Discussion and Analysis of Current Compensation Program

Currently, the Manager’s executive compensation program and the manner in which decisions regarding the Manager’s executive compensation program are determined are both very different from the programs and processes frequently in place at companies with publicly traded securities listed on the NYSE. Unlike these publicly traded companies, the Manager is a privately held corporation that is controlled by Shane Albers and William Meris, two of the named executive officers. Because these two named executive officers are also the sole members of the Manager’s board of directors and the primary stockholders of the Manager, they have a much larger role in determining the elements of the Manager’s current executive compensation program and the amounts payable to the Manager’s executive officers than comparable executives at publicly traded companies. In addition, these two named executive officers may not currently have the same incentives with respect to establishing the amounts of their own compensation as they do for the Manager’s other executive officers.

The Role of the Board of Directors and Executive Officers of the Manager in Setting Compensation

The Manager’s executive compensation program and the amounts payable to the named executive officers are determined by the Manager’s board of directors. The Manager’s board of directors, which does not currently have compensation, audit or other committees, consists of Shane Albers and William Meris, neither of whom would be deemed “independent” under the criteria of any national securities exchange or inter-dealer quotation system because both are officers of the Manager. Importantly, however, because the Manager is currently privately-held and its stock is not listed or traded on any national securities exchange or inter-dealer quotation system, the Manager is not currently subject to director independence or board committee requirements, except if and to the extent state law imposes any such requirements. The Manager is currently organized under the laws of the State of Arizona, which imposes no such requirements. In addition, Mr. Albers, Mr. Meris and Mr. Darak are currently the primary stockholders of the Manager. Therefore, all actions taken by the Manager’s board of directors, including compensation actions, are also currently implicitly or explicitly approved by the Manager’s stockholders.

The Manager’s Executive Compensation Philosophy and Objectives

The Manager seeks to encourage highly qualified and talented executives to maintain their employment with the Manager for an extended period of time and, as such, the Manager endeavors to compensate its executives, including the named executive officers, at rates that Mr. Albers and Mr. Meris believe to be at or above-market. The Manager’s current executive compensation program is guided by the following key principles:

•	compensation should be fair to both the executive and the Manager;
•	total compensation opportunities should be at levels that are highly competitive for comparable positions at companies with whom the Manager competes for talent;
•	financial incentives should be available to the Manager’s executives to achieve key financial and operational objectives set by the Manager’s board of directors; and
•	an appropriate mix of fixed and variable pay components should be utilized to establish a “pay-for-performance” oriented compensation program.

The Manager’s current executive compensation program takes into consideration the following: (i) the marketplace for the individuals that the Manager wishes to attract, retain and motivate; (ii) the Manager’s past practices; and (iii) the talents that each individual executive brings to the Manager. The Manager does not currently utilize the services of a compensation consultant to provide advice or recommendations on the amount or form of executive compensation, and does not currently engage in any formal benchmarking. Rather, compensation decisions are currently based exclusively on the market knowledge of Mr. Albers and Mr. Meris, as supplemented by the human resources director and other personnel of the Manager or its affiliates.

Elements of the Manager’s Current Executive Compensation Program

The principal components of compensation for the named executive officers are currently base salary and an incentive compensation opportunity comprised of short-term cash incentives. In addition, in the year ended December 31, 2007, the Manager’s board of directors implemented two long-term incentive plans for certain key officers and employees that provide services to the Manager pursuant to which participants may receive stock appreciation rights that are linked to the value of the Manager. Mr. Albers and Mr. Meris are not eligible to participate in these long-term incentive plans, but the other named executive officer is a participant. The named executive officers are also eligible to participate in broad-based benefit plans that are generally available to all employees of the Manager or its affiliates, including the Manager’s 401(k) plan. The Manager does not currently maintain any defined-benefit pension plans or other supplemental executive retirement plans for the named executive officers, and none of the named executive officers is currently entitled to any material perquisites.

Under its current executive compensation program, the Manager does not have any pre-established policy or target for the allocation between base and incentive compensation, cash or equity compensation, or short-term or long-term compensation. Rather, compensation decisions for the named executive officers are made on a case-by-case and issue-by-issue basis, and take into account each named executive officer’s ownership position in the Manager and position with the Manager. The Manager believes that the combination of compensation elements that it has selected is effective in meeting the Manager’s objective of encouraging highly qualified and talented employees to maintain their employment with the subsidiary of Holdings that provides services to the Manager for an extended period of time.

Base Salary

Base salary, which is not at risk, is designed to compensate the named executive officers for their roles and responsibilities and to provide a stable and fixed level of compensation that serves as a retention tool.

In determining base salaries, the Manager’s board of directors considers each executive’s role and responsibility, unique skills and future potential with the Manager, and the financial condition and available resources of the Manager.

Base salaries in effect for each of the named executive officers at the end of the years ended December 31, 2008 and 2009 are as follows:

	2008	2009
Shane Albers – Chief Executive Officer	$550,000	$290,000
William Meris – President	420,000	290,000
Steven Darak – Chief Financial Officer	240,000	150,000

During 2009, the Manager’s board of directors (which consists of Messrs. Albers and Meris) determined to significantly reduce each named executive officer’s base salary. Salaries for the Manager’s executives for the year ended December 31, 2009 were originally set at $550,000, $420,000 and $216,000 for Messrs. Albers, Meris and Darak, respectively (although Mr. Darak’s base salary was subsequently increased to $300,000 during the first part of 2009). Effective May 1, 2009, the salaries for Messrs. Albers, Meris and Darak were reduced to $290,000, $290,000 and $150,000, respectively. The reduction to Mr. Darak’s base salary was structured to “phase-in” in order to permit him to receive an additional $30,000 in compensation before he fully transitioned to his $150,000 base salary level. The temporary reduction in salaries were made because of the reduced revenue and liquidity available to the Manager resulting from the Fund’s cessation of funding new loans in late 2008.

For the year ending December 31, 2010, base salary levels for the Manager’s executives, Messrs. Albers, Meris and Darak, reverted to their prior levels of $550,000, $420,000 and $300,000. Base salaries were reduced in May 2009 because of the reduced revenue and liquidity available to the Manager. Base salaries of the Manager’s executives have temporarily reverted to their prior levels in light of several factors, including: (i) asset dispositions in the last quarter of the year ended December 31, 2009 and first quarter of the year ending December 31, 2010, which increased liquidity and provided greater assurances that the Manager’s deferred fees from the Fund would be collectable; (ii) the prospects for the Manager to continue as a going concern improved due to an improved economic outlook of both the Fund and the SWI Fund; (iii) the need to compensate the executive officers on a fair and competitive basis in order to retain them and ensure that the Manager carries out its responsibilities for both the Fund and the SWI Fund; and (iv) reductions in staff and other operating expenses.

Short-Term Cash Incentive Opportunity

Cash incentive payments, which are at risk, are designed to recognize and reward the named executive officers with cash payments based on the Manager’s success in a given year. With respect to Messrs. Albers and Meris, cash incentive payments are not made pursuant to or evaluated against any plan or criteria, although the Manager’s board of directors (which consists of Messrs. Albers and Meris) has discretion to award bonuses to such persons as it determines to be appropriate. Factors taken into account by the Manager’s board of directors when deciding whether to pay an annual bonus to Messrs. Albers and Meris, and the amount of any such bonus, include the Manager’s financial performance for the year, each individual’s performance for the year, the Manager’s available cash and the amounts of compensation previously paid to each individual. Neither Mr. Albers nor Mr. Meris received a cash bonus for the years ended December 31, 2009 or 2008 because the Manager’s board of directors determined that Messrs. Albers and Meris were adequately compensated in light of market conditions, and because of the reduced revenue and liquidity available to the Manager in 2009.

Pursuant to an arrangement between Mr. Darak and the Manager, Mr. Darak is entitled to an annual cash bonus of not less than 1.00% of pre-tax, pre-bonus earnings of the Manager. The bonus level was negotiated prior to Mr. Darak joining the Manager, and was set at a level that the Manager believes provides Mr. Darak with a meaningful at risk financial incentive to achieve key financial and operational objectives set by the Manager’s board of directors. In the year ended December 31, 2009, Mr. Darak received no bonus pursuant to this arrangement. The Manager’s board of directors determined not to pay Mr. Darak any additional cash bonus for 2009 in light of market conditions, and because of the reduced revenue and liquidity available to the Manager in 2009.

Long-Term Incentive Opportunity

On June 29, 2007, the Manager’s board of directors approved a Key Employee Incentive Plan and an Executive Management Plan, under which the Manager’s board of directors is able to grant eligible key employees and executives that provide services to the Manager stock appreciation rights that entitle participants to receive a payment equal to the appreciation in the value of one share of the Manager’s stock. Stock appreciation rights granted under the plans are linked to the value of shares of the Manager’s stock, and not to the value of membership units in the Fund. Messrs. Albers and Meris are not eligible to participate in these long-term incentive plans. Mr. Darak is eligible to participate in the Executive Management Plan, and was awarded 6,667 stock appreciation rights under this plan on June 29, 2007. Mr. Darak’s award was made in recognition of his efforts in helping grow the Manager and the Fund and as a result of the increasingly complex duties he was required to perform in connection with the Fund’s requirement to file periodic reports with the SEC. The Manager’s board of directors also believed the award would help align Mr. Darak’s interests with the Manager’s stockholders. No stock appreciation rights were awarded to Mr. Darak during the years ended December 31, 2008 or 2009.

The values of stock appreciation rights awarded under the plans are determined by the Manager’s board of directors using a formulaic valuation methodology to determine the value of the Manager’s shares, which methodology is based on the pre-tax earnings of the Manager and described in more detail in the tables following this Compensation Discussion and Analysis. Mr. Darak’s stock appreciation rights ordinarily vest in annual 20% increments starting on December 31, 2007.

Other Compensation

The named executive officers are eligible to, and do participate in, other benefit plans and programs that are generally available to all employees of the Manager and its affiliates, including a 401(k) plan, medical and dental insurance, term life insurance, and a paid time-off plan.

Compensation Committee Report

As we’ve noted, the Manager’s board of directors does not currently have a compensation committee.  The Manager’s executive compensation program and the amounts payable to the named executive officers are determined by the Manager’s board of directors, which consists of Shane Albers and William Meris.

The Manager’s board of directors has reviewed and discussed with management the disclosures contained in the Compensation Discussion and Analysis section of our Form 10-K.  Based upon this review and our discussions, the Manager’s board of directors has recommended that the Compensation Discussion and Analysis section be included in our Form 10-K.

Summary Compensation Table

The following table sets forth certain information with respect to compensation paid by the Manager to the named executive officers for service during the years ended December 31, 2009, 2008 and 2007:

Name and Principal Position	Year	Salary ($)		Option Awards ($)		Non-Equity Incentive Plan Compensation ($)		All Other Compensation ($)		Total ($)
Shane Albers, Chairman and Chief	2009	352,500	(1)	—		—		1,375	(2)	353,875
Executive Officer of the Manager	2008	550,000		—		—		15,500	(2)	565,500
	2007	550,000		—		—		5,500	(2)	555,500

William Meris, President of the Manager	2009	309,167	(1)	—		—		1,000	(2)	310,167
	2008	420,000		—		—		12,925	(2)	432,925
	2007	420,000		—		—		6,650	(2)	426,650

Steven Darak, Chief Financial Officer of the Manager	2009	203,500	(1)	—		—		720	(2)	204,220
	2008	240,000		—		50,000	(4)	9,400	(2)	299,400
	2007	200,000		4,813	(3)	103,085	(4)	2,917	(2)	310,815

(1)	Effective May 1, 2009, the base salaries for Messrs. Albers, Meris and Darak were reduced from $550,000, $420,000, and $300,000, respectively, to $290,000, $290,000 and $150,000, respectively.
(2)	Reflects a discretionary contribution by the Manager to the Investors Mortgage Holdings Inc. 401(k) plan.
(3)
As discussed above under “Compensation Discussion and Analysis — Long-Term Incentive Opportunity,” on June 29, 2007 Mr. Darak received a grant of 6,667 stock appreciation right units under the Manager’s Executive Management Plan, which will ordinarily vest in equal increments over five years starting on December 31, 2007. In accordance with recent changes to the SEC’s disclosure rules, the number included above reflects the grant date fair value of the stock appreciation rights as calculated for financial statement purposes under FASB ASC Topic 718 (FAS 123(R)), which disregards any estimate of forfeitures related to service-based vesting conditions for this purpose. As discussed above, the Fund does not incur any expenses in connection with the Executive Management Plan as it is linked to the performance of the Manager, not the Fund, and all expenses are borne solely by the Manager. The valuation is based on a multiple equal to 4 times the Manager’s actual earnings for the applicable year before taxes, the product of which is discounted by a total of 35% for the lack of marketability of the Manager’s shares and for being a minority interest. The net value is then compared to the base year valuation of the Manager (the year ended December 31, 2005) using similar discounting factors and the increase or decrease in value is used to derive the increase or decrease in the computed price per share.

(4)	Reflects a cash bonus paid to Mr. Darak equal to 1.00% of pre-tax, pre-bonus earnings for the Manager.

2009 Grants of Plan-Based Awards

The following table provides certain information with respect to grants of plan-based awards made by the Manager during the year ended December 31, 2009:

	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards
Name	Grant Date	Threshold ($)		Target ($)		Maximum ($)
Steven Darak, Chief Financial Officer of the Manager	5/1/2009	—	(1)	—	(1)	300,000	(1)

(1)
As described above in “Compensation Discussion and Analysis — Short-Term Cash Incentive Opportunity,” Mr. Darak is entitled to a cash bonus of not less than 1.00% of pre-tax, pre-bonus earnings of the Manager. There is no threshold or target bonus. However, the maximum bonus was set at two times the base salary amount in effect at the end of the year, or $300,000. Based on our performance for 2009, no actual cash bonus was paid to Mr. Darak for the year ended December 31, 2009.

Outstanding Equity Awards at Fiscal Year-End for 2009

The following table sets forth certain information with respect to equity awards made by the Manager that were outstanding as of December 31, 2009:

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price	Option Expiration Date
Steven Darak, Chief Financial Officer of the Manager	4,000	2,667	(1)	—	—	—

(1)	Reflects stock appreciation rights granted under the Manager’s Executive Management Plan. All stock appreciation rights listed above vest at a rate of 20% per year starting December 31, 2007.

Employment, Change in Control and Severance Agreements

The Manager does not currently have any employment, change of control, severance or similar contracts, agreements, plans or arrangements with any of the named executive officers that provide for payments in connection with any named executive officer’s termination of employment or a change in control of the Fund.

Director Compensation

The Manager’s board of directors currently consists of Shane Albers and William Meris, neither of whom received retainer, meeting or other fees or compensation in the year ended December 31, 2009 in connection with their service on the Manager’s board of directors.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Currently, no person or entity owns beneficially more than 5% of our membership units and the Manager does not own any membership units. The following table summarizes, as of December 31, 2009.  The membership units and percentage of outstanding investments in the Fund beneficially owned by directors and executive officers of the Manager, individually, and all such persons as a group.

The address for each such person is 4900 N. Scottsdale Rd., Suite 5000, Scottsdale, Arizona 85251.

Name	Beneficial Ownership of the Fund Prior to Conversion Transactions (Units)	Percent of Class
Shane Albers	25.85	*
William Meris	14.63	*
All other directors and officers of the Manager as a group (3 persons) (1)	40.48	*

*      Less than 1% of member equity

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Reference is made to Item 10 and Item 11 of this Form 10-K for information regarding our relationship with the Manager. For information regarding conflicts of interest created as a result of this relationship, see “Item 1A. – Risk Factors – Conflicts of Interest Risks.”

Item 14.	Principal Accounting Fees and Services.

The Manager, on our behalf, has appointed BDO Seidman, LLP as the independent registered public accountants to audit our consolidated financial statements for the fiscal year ended December 31, 2009. BDO Seidman, LLP has served as our independent registered public accounting firm since 2006.

Audit Fees.  Fees incurred for audit services provided by BDO Seidman, LLP totaled approximately $452,000 in 2009 and $462,000 in 2008. Fees include those associated with annual audit services, the review of our quarterly reports on Form 10-Q, and assistance with and review of documents to be filed with the SEC.

Audit-Related Fees.  Fees incurred for audit-related services provided by BDO Seidman, LLP totaled approximately $310,000 in 2009. The Fund neither incurred nor paid any fees for audit-related services to BDO Seidman LLP in 2008.  Audit-related services principally include due diligence, consents and assistance with review of documents pertaining to acquisitions.

Tax Fees.  The Fund neither incurred nor paid any fees for tax-related services to BDO Seidman, LLP in 2009 or 2008.

All Other Fees.  No other fees for any other services not included above were incurred in 2009 or 2008.

The Board of Directors of the Manager, on our behalf, must pre-approve all audit and permitted non-audit services to be provided by our principal independent registered public accounting firm.  Each year, the Board of Directors of the Manager, on our behalf, approves the retention of the independent registered public accounting firm to audit our financial statements, including the associated fees.  All of the services described above were approved by the Board of Directors of the Manager on our behalf.  The Board of Directors of the Manager, on our behalf, has considered whether the provisions of such services, including non-audit services, by BDO Seidman, LLP is compatible with maintaining BDO Seidman, LLP’s independence and has concluded that it is.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)	Financial Statements and Schedules

The financial statements of IMH Secured Loan Fund, LLC, the report of its independent registered public accounting firm, and Schedule II – Valuation and Qualifying Accounts are filed herein as set forth under Item 8 of this Form 10-K.  All other financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included in the financial statements or notes thereto.

(b)           Exhibits

Exhibit No.	Description of Document

2.1
Merger and Contribution Agreement (incorporated by and among IMH Secured Loan Fund, LLC, IMH Financial Corporation, Investors Mortgage Holdings, Inc. and its Stockholders, IMH Holdings, LLC and its Members (incorporated by reference to Exhibit 2.1 of the Registration Statement on Form S-4, File No. 333-164087-01, filed on February 16, 2010).

3.1	IMH Secured Loan Fund, LLC Certificate of Formation (incorporated by reference to Exhibit 3.1 of the Annual Report on Form 10-K, File No. 000-52611, filed on March 31, 2008).

4.1
IMH Secured Loan Fund, LLC Restated Limited Liability Company Operating Agreement (incorporated by reference to Exhibit 4.1 of the Registration Statement on Form S-4, File No. 333-164087-01, filed on January 19, 2010).

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

_________
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

Date: April 15, 2010	IMH SECURED LOAN FUND, LLC

	By:	Investors Mortgage Holdings, Inc.
	Its:	Manager

	By:	/s/ Steven Darak
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

Signature	Title	Date

/s/ Shane Albers	Chief Executive Officer and Director of Investors	April 15, 2010
Shane Albers	Mortgage Holdings, Inc., Manager of IMH
Secured Loan Fund, LLC

/s/ William Meris	President and Director of Investors Mortgage	April 15, 2010
William Meris	Holdings, Inc., Manager of IMH Secured Loan
Fund, LLC

/s/ Steven Darak	Chief Financial Officer of Investors Mortgage	April 15, 2010
Steven Darak	Holdings, Inc., Manager of IMH Secured Loan
Fund, LLC
(Principal Financial Officer and Principal
Accounting Officer)

Exhibit Index

Exhibit No.	Description of Document

2.1
Merger and Contribution Agreement (incorporated by and among IMH Secured Loan Fund, LLC, IMH Financial Corporation, Investors Mortgage Holdings, Inc. and its Stockholders, IMH Holdings, LLC and its Members (incorporated by reference to Exhibit 2.1 of the Registration Statement on Form S-4, File No. 333-164087-01, filed on February 16, 2010).

3.1	IMH Secured Loan Fund, LLC Certificate of Formation (incorporated by reference to Exhibit 3.1 of the Annual Report on Form 10-K, File No. 000-52611, filed on March 31, 2008).

4.1
IMH Secured Loan Fund, LLC Restated Limited Liability Company Operating Agreement (incorporated by reference to Exhibit 4.1 of the Registration Statement on Form S-4, File No. 333-164087-01, filed on January 19, 2010).

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

_________
*	Filed herewith.
†
This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Exchange Act, and is not to be incorporated by reference into any filings of the Fund, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

INDEX TO FINANCIAL STATEMENTS OF IMH SECURED LOAN FUND, LLC

CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

   To the Members of
IMH Secured Loan Fund, LLC
Scottsdale, Arizona

We have audited the accompanying consolidated balance sheets of IMH Secured Loan Fund, LLC (the “Fund”) as of December 31, 2008 and 2009 and the related consolidated statements of operations, members’ equity, and cash flows for each of the three years in the period ended December 31, 2009. In connection with our audits of the financial statements, we have also audited the financial statement schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Fund is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Fund’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of IMH Secured Loan Fund, LLC at December 31, 2008 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ BDO SEIDMAN, LLP

Phoenix, Arizona
March 16, 2010

IMH SECURED LOAN FUND, LLC

CONSOLIDATED BALANCE SHEETS
December 31, 2008 and 2009

(In thousands, except unit data)

	December 31,
	2008	2009
ASSETS
Cash and Cash Equivalents	$23,815	$963
Mortgage Loans:
Mortgage Loan Note Obligations	549,686	554,848
Less Undisbursed Portion of Loans-in-process and Interest Reserves	(26,574)	(15,975)
Principal Outstanding Held for Investment	523,112	538,873
Less Allowance for Credit Loss	(300,310)	(328,060)
Mortgage Loans Held for Investment, Net	222,802	210,813
Mortgage Loans Held for Sale, Net	90,742	3,207
Mortgage Loans, Net	313,544	214,020
Accrued Interest and Other Receivables	12,014	15,751
Real Estate Held Acquired through Foreclosure Held for Sale, net	—	12,082
Real Estate Held for Development, net:
Acquired through Foreclosure	55,318	84,804
Purchased for Investment	7,463	7,345
Real Estate Held for Development, net	62,781	92,149
Deposits and Other Assets	179	1,464
Advances to Fund Manager	2,471	1,367
Total Assets	$414,804	$337,796
LIABILITIES
Payables to Fund Manager	$1,681	$3,342
Other Payables and Accrued Liabilities	70	6,582
Distributions Payable to Members	4,963	—
Borrowings From Fund Manager	—	1,608
Notes Payable	—	4,182
Unearned Income and Other Funds Held	39	214
Total Liabilities	6,753	15,928
MEMBERS’ EQUITY
Accumulated Deficit	(322,332)	(408,515)
Members’ Capital – $10,000 per unit stated value, authorized units set at discretion of the Manager – 73,038 units issued and outstanding at December 31, 2009 and 2008, respectively	730,383	730,383
Total Members’ Equity	408,051	321,868
Commitments and Contingent Liabilities
Total Liabilities and Members’ Equity	$414,804	$337,796

 The accompanying notes are an integral part of these statements

IMH SECURED LOAN FUND, LLC

CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended December 31, 2007, 2008 and 2009

(In thousands, except per unit data)

	Years Ended December 31,
	2007	2008	2009
INTEREST AND FEE INCOME
Mortgage Loans	$47,929	$65,497	$21,339
Investments and Money Market Accounts	1,834	1,923	1,183
Total Interest and Fee Income	49,763	67,420	22,522
EXPENSES
Management Fees	968	1,139	574
Default Related and Other Fund Expenses	—	773	754
Operating Expenses for Real Estate held for sale or development	—	120	5,002
Professional Fees	—	422	3,103
Interest Expense:
Borrowings from Fund Manager	390	—	267
Participations in Mortgage Loans	830	—	—
Borrowings on Note Payable	—	78	—
Interest Expense	1,220	78	267
Provisions and Charges:
Provision for Credit Losses	1,900	296,000	79,299
Impairment Charge for Assets Acquired through Foreclosure	—	27,175	8,000
Total Provisions and Charges	1,900	323,175	87,299
Total Expenses	4,088	325,707	96,999
Net Earnings (Loss)	$45,675	$(258,287)	$(74,477)
Net Earnings (Loss) Allocated to Members per Weighted Average Membership Units Outstanding	$1,073.47	$(3,835.96)	$(1,019.70)
Distributions to Members per Weighted Average Membership Units Outstanding	$1,102.72	$951.27	$160.27
Weighted Average Membership Units Outstanding	42,549	67,333	73,038

The accompanying notes are an integral part of these statements

IMH SECURED LOAN FUND, LLC

CONSOLIDATED STATEMENT OF MEMBERS’ EQUITY
Years ended December 31, 2007, 2008 and 2009

(In thousands, except unit data)

	Members’ Units	Members’ Capital	Retained Earnings (Accumulated Deficit)	Total Members’ Equity
Balances at December 31, 2006	25,875	$258,754	$1,426	$260,180
Net Earnings – 2007	—	—	45,675	45,675
Distributions to Members	—	—	(20,755)	(20,755)
Reinvestment of Distributions	2,616	26,165	(26,165)	—
Capital Investment – New Members	28,642	286,416	—	286,416
Capital Investment – Existing Members	6,311	63,107	—	63,107
Full Redemptions	(2,277)	(22,769)	—	(22,769)
Partial Redemptions	(3,489)	(34,889)	—	(34,889)
Retained Earnings paid on Full Redemptions	—	—	(132)	(132)
Net Activity for Year	31,803	318,030	(1,377)	316,653
Balances at December 31, 2007	57,678	576,784	49	576,833
Net Loss – 2008	—	—	(258,287)	(258,287)
Distributions to Members	—	—	(40,860)	(40,860)
Reinvestment of Distributions	2,319	23,191	(23,191)	—
Capital Investment – New Members	19,860	198,601	—	198,601
Capital Investment – Existing Members	5,227	52,270	—	52,270
Full Redemptions	(7,497)	(74,971)	—	(74,971)
Partial Redemptions	(4,549)	(45,492)	—	(45,492)
Retained Earnings paid on Full Redemptions	—	—	(43)	(43)
Net Activity for Year	15,360	153,599	(322,381)	(168,782)
Balances at December 31, 2008	73,038	730,383	(322,332)	408,051
Net Loss – 2009	—	—	(74,477)	(74,477)
Distributions to Members	—	—	(11,706)	(11,706)
Net Activity for Year	—	—	(86,183)	(86,183)
Balances at December 31, 2009	73,038	$730,383	$(408,515)	$321,868

The accompanying notes are an integral part of these statements

IMH SECURED LOAN FUND, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2007, 2008 and 2009

(In thousands)

	Years ended December 31,
	2007	2008	2009
CASH FLOWS – Operating Activities:
Net Earnings (Loss)	$45,675	$(258,287)	$(74,477)
Adjustments to Reconcile Net Earnings (Loss) to Net Cash Provided by Operating Activities:
Provision for Credit Losses	1,900	296,000	79,299
Impairment Charge for Assets Acquired Through Foreclosure	—	27,175	8,000
Depreciation and amortization	—	—	702
Accretion of Note Discount	—	(7,229)	—
Increase in Accrued Interest Receivable	(5,459)	(6,392)	(2,622)
Increase in Deposits and Other Assets	—	(409)	(1,757)
Increase (Decrease) in Due From/To Fund Manager	263	(1,036)	405
Increase (Decrease) in Other Payables and Accrued Liabilities	(62)	—	3,663
Increase (Decrease) in Unearned Income and Other Funds Held	488	(583)	175
Net Cash Provided by Operating Activities	42,805	49,239	13,388
CASH FLOWS – Investing Activities:
Mortgage Loans Fundings	(356,634)	(239,890)	(30,343)
Mortgage Loan Repayments	104,290	36,430	10,593
Mortgage Loan Repayment – Sale of Whole Loan	—	31,325	—
Proceeds from Loan Participations Issued	36,418	—	—
Loan Participations Reacquired	(41,356)	—	—
Proceeds from Sale of Whole Loans	5,400	—	—
Repurchase of Whole Loans Sold	(5,238)	—	—
Proceeds from Sale of Real Estate Owned		—	1,083
Investment in Real Estate Held for Development	—	(8,573)	(2,512)
Net Cash Used in Investing Activities	(257,120)	(180,708)	(21,179)
CASH FLOWS – Financing Activities:
Proceeds from Note Payable to Bank	—	8,000	—
Repayment of Note Payable to Bank	—	(8,000)	—
Proceeds from Borrowings from Manager	9,980	—	6,000
Repayments of Borrowings from Manager	(14,429)	—	(4,392)
Increase (Decrease) in Member Investments Pending Activation/Deposits Pending Return	4,105	(4,491)	—
Members’ Capital Investments	349,523	250,871	—
Members’ Redemptions	(53,926)	(126,620)	—
Members’ Distributions	(19,493)	(38,080)	(16,669)
Net Cash Provided by (used in) Financing Activities	275,760	81,680	(15,061)
Net Increase (Decrease) in Cash and Cash Equivalents	61,445	(49,789)	(22,852)
Cash and Cash Equivalents:
Beginning of Period	12,159	73,604	23,815
End of Period	$73,604	$23,815	$963
Supplemental Cash Flow Information:
Interest Paid	$1,258	$78	$267
Supplemental Disclosure of Non-Cash Financing and Investing Activities:
Real Estate Acquired through Foreclosure	$—	$81,383	$41,533
Real Estate Assets Acquired Through Non-Cash Transactions	$—	$—	$6,796

The accompanying notes are an integral part of these statements

IMH SECURED LOAN FUND, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar Amounts in Thousands)

NOTE 1 — FUND DESCRIPTION

IMH Secured Loan Fund, LLC, or the Fund, was organized under the laws of the State of Delaware as a limited liability company effective May 14, 2003 for the primary purpose of investing in commercial mortgage loans with maturities of generally eighteen months or less that are secured by first deeds of trust (herein referred to as mortgage loans) on real property located throughout in the United States of America. The sponsor and manager of the Fund is Investors Mortgage Holdings Inc., or the Manager, which was formed in June 1997 in Arizona and is a mortgage banker licensed in Arizona. The Manager’s obligations and responsibilities as manager of the Fund are prescribed in the IMH Secured Loan Fund, LLC Limited Liability Company Operating Agreement, dated May 15, 2003, as amended and restated, or the operating agreement, which governs all aspects of Fund operations. The operating agreement provides standards for, among other things, investment guidelines, loan underwriting, business operations and the allocation between the parties of income, gains, losses and distributions.

The Fund’s existence is perpetual and has a December 31 year-end. Aggregate capital contributions are set at the discretion of the Manager as permitted by the operating agreement. Initial investment minimums are set at $50 and additional investments, other than reinvestments of distributions, are in not less than $10 increments, unless modified at the discretion of the Manager. Contributions are subject to an initial 60 day holding period before redemption may be requested. Redemptions are subject to several conditions, including a minimum 60 day written notice period. Further, redemptions in any fiscal year are, at the discretion of the Manager, limited to 10% of the outstanding membership units in the Fund. Membership units in the Fund are transferable and redeemable only under certain limited circumstances. The ability of members to have their membership units redeemed was suspended effective October 1, 2008.

The Fund has established various wholly-owned subsidiaries in connection with the foreclosure of certain loans and acquisition of related collateral property. The accompanying consolidated financial statements include the accounts of the Fund and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

The Manager and the Manager’s wholly-owned subsidiary, IMH Mortgage Holdings California, Inc., are part of the IMH Group. The IMH Group has been engaged in diverse facets of real estate, such as finance, property management, leasing, marketing, acquisition, disposition, development, redevelopment, renovation, construction, and other real estate-related services for over ten years. Other members of the IMH Group include, among others, IMH Holdings, LLC, an Arizona limited liability company, and its wholly-owned subsidiaries, IMH Management Services, LLC, an Arizona limited liability company, and SWI Management, LLC, an Arizona limited liability company. IMH Management Services, LLC provides human resources and administrative services, including the supply of employees, to the various members of the IMH Group, and SWI Management, LLC is engaged in various real estate and real estate related activities.

IMH SECURED LOAN FUND, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar Amounts in Thousands)

NOTE 1 — FUND DESCRIPTION – (continued)

As of December 31, 2009, the Fund’s accumulated deficit aggregated $408,515 as a direct result of provisions for credit losses and impairment charges relating to the change in the fair value of the collateral securing the Fund’s loan portfolio and the fair value of real estate owned assets primarily acquired through foreclosure during 2009 and 2008. During the year ended December 31, 2009, the Fund’s total cash decreased by $22,852. At December 31, 2009, the Fund had cash and cash equivalents of $963 and undisbursed loans-in-process and interest reserves funding estimates totaling $15,975. Our business model relies on capital availability for our borrowers to re-finance the short-term bridge loans we provide to assist a developer’s real estate entitlement and development efforts. However, the erosion of the U.S. and global credit markets during 2008 and parts of 2009, including a significant and rapid deterioration of the mortgage lending and related real estate markets, has significantly reduced traditional sources of conventional take-out financing. As a result, the Fund has experienced increased default and foreclosure rates on the mortgage loans it holds in its portfolio. In addition, the Manager has found it necessary to modify certain loans, which modifications have resulted in extended maturities of two years or longer, and believes it may need to modify additional loans in an effort to, among other things, protect the Fund’s collateral.

In addition, as allowed by the operating agreement, the Manager, on behalf of the Fund, effective October 1, 2008, ceased accepting additional member investments in the Fund, honoring new redemptions requests, or identifying and funding new loans subsequent to September 30, 2008 (although the Fund may finance new loans in connection with the sale of collateral under existing loans or the sale of real estate owned assets). Additionally, during the second quarter of 2009, the Fund suspended distributions to members. These elections were made in an effort to preserve the Fund’s capital and to seek to stabilize the Fund’s operations and liquid assets in order to enhance our ability to meet future obligations, including those pursuant to current loan commitments. The freeze was precipitated by increased default and foreclosure rates on the Fund’s portfolio loans and a reduction in new member investment, compounded by a significant number of redemption requests submitted during the latter part of the third quarter of 2008, the payment of which the Fund believes would have rendered it without sufficient capital necessary to fund its outstanding lending commitments. Despite the financial condition and status of the Fund since October 2008, the Manager believes that it has developed a liquidity plan that, if executed successfully, would likely provide sufficient liquidity to finance the Fund’s anticipated working capital and capital expenditure requirements and put the Fund back into operational mode.

In order to address the current financial situation of the Fund, on December 31, 2009, the Manager, on behalf of the Fund, submitted a consent solicitation/prospectus to the Securities and Exchange Commission, or the SEC, for review and approval. Upon approval by the SEC, the consent solicitation/prospectus is expected to be distributed to the members to obtain member approval to consummate a series of proposed transactions (the Conversion Transactions) that would restructure the Fund’s financial and operational affairs. The Manager believes the Conversion Transactions will:

•	position the Fund to become a publicly traded corporation listed on the New York Stock Exchange, or NYSE;

•	create the opportunity for liquidity for members;

•
cause the Fund to be internally managed, which would eliminate possible conflicts and more fully align the interests of the Fund, the Manager and IMH Holdings, LLC, or Holdings, which is a holding company for other affiliates of the Manager;

IMH SECURED LOAN FUND, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar Amounts in Thousands)

NOTE 1 — FUND DESCRIPTION – (continued)

•
create the opportunity for us to raise additional capital in the public markets, thereby enabling us to better acquire and originate commercial mortgage loans and other real estate related investment opportunities;

•	create the opportunity to achieve long term value for our stockholders through dividends and capital appreciation; and

•	create a board of directors comprised of a majority of independent directors, which will enhance our corporate governance.

The Conversion Transactions involve (i) the merger of the Fund, which is currently a Delaware limited liability company, into a newly-formed Delaware corporation named IMH Financial Corporation, and (ii) the acquisition by IMH Financial Corporation of all of the outstanding shares of the Manager, as well as all of the outstanding membership interests of Holdings. In connection with the Conversion Transactions, the Manager has also approved a stock incentive plan. Upon the consummation of the Conversion Transactions, the Manager intends to raise capital through an initial public offering of IMH Financial Corporation common stock and to list our common stock on the NYSE; however, the initial public offering and listing of our common stock are not conditions to the consummation of the Conversion Transactions. Additionally, the execution of the Conversion Transactions is conditioned on the approval by a majority of the members of the Fund.

In the event that the Conversion Transactions are not consummated, the Fund’s liquidity plan includes selling whole loans or participating interests in certain loans in its portfolio and liquidating certain real estate assets it holds. As of December 31, 2009, three loans with carrying values of $3,207, net of allowance for credit loss of $2,368 are being actively marketed for sale. Accordingly, these loans are reflected as held for sale in the accompanying consolidated balance sheets. In addition, as of December 31, 2009, four real estate owned projects with a carrying value totaling $12,082 are being actively marketed for sale. Accordingly, this real estate owned asset is reflected as held for sale in the accompanying consolidated balance sheets. Also, as described in Note 8, subsequent to December 31, 2009, the Manager was successful in securing third party financing from two lenders in the amount of $12,500 for the purpose of funding remaining loan obligations, anticipated development costs for real estate owned and working capital needs. Additionally, the Manager continues to evaluate the Fund’s existing outstanding loan obligations to ascertain the necessary funding amounts and timing for each loan, and to determine potential reductions in, or cessation of, funding commitments for loans in default or to find alternative sources for such fundings. This analysis is on-going, although the results are not expected to materially affect our current estimate of outstanding loan commitments presented in the accompanying financial statements. Additionally, if the Conversion Transactions are not consummated, the Manager will continue to evaluate other potential strategies for the Fund, including, but not limited to, the possible orderly liquidation of the Fund, a merger or business combination of the Fund into one or more possible new investment vehicles, and other potential strategies.

IMH SECURED LOAN FUND, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar Amounts in Thousands)

NOTE 1 — FUND DESCRIPTION – (continued)

There is no assurance that the Conversion Transactions or alternative strategies or transactions could be consummated on acceptable terms, in a reasonable time frame or at all. In addition, if the Conversion Transactions are not consummated, given the state of the real estate and credit markets, it is unlikely that the Fund will be able to re-commence its historical operations in the same manner in which it previously operated or at all. The Manager continues to examine the material aspects of the Fund’s business for areas of potential improvement and recovery of the Fund’s loan and real estate owned portfolio. However, if the real estate market does not return to prior levels of normalcy in the near future and credit markets are not re-established in a reasonable time frame, we believe the realization of full recovery of the Fund’s investments is unlikely to occur in a reasonable time frame or at all, and we may be required to liquidate the Fund’s investment portfolio at a price significantly below the Fund’s initial investment basis or potentially below current carrying values. Nevertheless, with the interim debt we have secured and other recent liquidity events, including the sale of certain loans and real estate held for sale, we believe that we have the liquidity necessary to operate on a more deliberate basis, rather than one of reactionary or forced liquidations of our assets at currently depressed prices.

The matters described above represent the key elements to the success of our operating plan for the year ending December 31, 2010. Based on our operating plans, we believe that our cash and cash equivalents, coupled with our liquidity derived from debt we have secured and the disposition of select assets, will allow us to fund operations over the next 12 months.

The Manager receives from borrowers, either directly or from loan proceeds, all revenue and fees from loan origination, processing, servicing and extension. As a result of the suspension of certain of the Fund’s activities, although the Manager may collect fees from time-to-time from the modification of existing loans or from penalties or default fees, the suspension of the Fund’s lending activities has resulted in a material reduction of the Manager’s primary revenue source. During the year ended December 31, 2008, these factors raised substantial doubt about the Manager’s ability to continue as a “going concern”, subject to changes in the Manager’s strategy. The Manager has initiated or implemented, among other initiatives, the following:

•
Implemented a cost reduction program, including a reduction in staff. The reduction in staff affected nearly 60% of the Manager’s employees while preserving more modest core functionality in the material operational areas. To date, the Manager has stabilized monthly operating costs at approximately $500 per month.

•	Continued our collaboration with investment banking firms to seek and to close financing and capital raising alternatives.

•
Continued to explore mechanisms through which the Manager can expand participation in the capital markets, including, without limitation, to expand existing or add additional funding vehicles to seek to capitalize on what the Manager believes are numerous business opportunities arising from the disruptions in the capital and credit markets.

•	Engaged in on-going negotiations with creditors to defer or otherwise restructure existing liabilities.

•	Other initiatives seeking to mitigate the risk of the continued viability of the Manager as an operating entity.

IMH SECURED LOAN FUND, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar Amounts in Thousands)

NOTE 1 — FUND DESCRIPTION – (continued)

•	Filed a registration statement on behalf of the Fund regarding the proposed Conversion Transactions.

If the Conversion Transactions are not approved, it is anticipated that the Manager would seek the approval of the members of the Fund to modify the existing management fee structure to align its compensation more consistently with current industry standards for providing similar services. The Manager believes that industry standards for similar services usually requires an asset management fee of 1.5% to 2.0% of the cost basis of total assets under management, as well as an allocation of 20% of net earnings over a specified hurdle rate. If neither the Conversion Transactions nor the revised management fee structure is approved by the Fund members, the lack of approval may result in the Manager’s resignation as the Fund Manager. The Manager’s resignation would require, among other things, a vote by the Fund members to engage a new manager, whose fee structure may be in excess of that sought by the Manager. Under the terms of the Fund’s operating agreement, the Manager is not required to provide management services to the Fund after 120 days from the date of notice of termination or resignation. Based on the Manager’s strategies and operating plans. The Manager believes that its cash and cash equivalents along with cash flows generated from operations and working capital management will allow the Manager to fund its operations over the next 12 months.

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

The Fund prepares its financial statements on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States, or GAAP. The majority of the Fund’s operating costs and the cost of all furniture and equipment used in the administration of the Fund have historically been paid by the Manager and were not recorded as expenses or Fund assets or deducted from the net earnings of the Fund. However, as a result of the reduction in the Manager’s revenue-generating activities and corresponding reduction in liquidity, certain costs that the Manager historically elected to pay on our behalf, (which it was not required to pay), have been transferred to us. These expenses include various professional fees for consulting services, valuation services, legal and accounting services relative to public reporting related expenses and activities. The Manager receives a management fee from the Fund for the services it provides, which includes operating costs it incurs in the administration of the Fund. The foregoing is in accordance with the Operating Agreement.

Management Fee

For managing the Fund, the Manager is entitled to a 25 basis point annualized fee, earned and payable monthly, based on the Fund’s investment in mortgage loans at each month-end, excluding non-performing assets such as loans in non-accrual status and real estate owned. In addition, the Manager is entitled to 25% of any amounts recognized in excess of the Fund’s principal and note rate interest due in connection with such loans.

IMH SECURED LOAN FUND, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar Amounts in Thousands)

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES – (continued)

Revenue Recognition

Interest on mortgage loans is recognized as revenue when earned using the interest method based on a 365 day year. The Fund does not recognize interest income on loans once they are deemed to be impaired and placed in non-accrual status. Generally, a loan is placed in non-accrual status when it is past its scheduled maturity by more than 90 days, when it becomes delinquent as to interest due by more than 90 days or when the related fair value of the collateral is less than the total principal, accrued interest and related costs. The Manager may determine that a loan, while delinquent in payment status, should not be placed in non-accrual status in instances where the fair value of the loan collateral significantly exceeds the principal and the accrued interest, as the Manager expects that income recognized in such cases is probable of collection. In addition, a loan may be placed in or removed from non-accrual status when the Manager makes a determination that the facts and circumstances warrant such reclassification irrespective of the current payment status. Unless and until we have determined that the value of underlying collateral is insufficient to recover the total contractual amounts due under the loan term, generally our policy to continue to accrue interest until the loan is greater than 90 days delinquent with respect to accrued, uncollected interest or greater than 90 days past scheduled maturity, whichever comes first.

A loan is typically not removed from non-accrual status until the borrower has brought the respective loan current as to the payment of past due interest, and unless the Manager is reasonably assured as to the collection of all contractual amounts due under the loan based on the value of the underlying collateral of the loan, the receipt of additional collateral required and the financial ability of the borrower to service our loan.

We do not generally reverse accrued interest on loans once they are deemed to be impaired and placed in non-accrual status. In conducting our periodic valuation analysis, we consider the total recorded investment for a particular loan, including outstanding principal, accrued interest and estimated foreclosure costs when computing the amount of valuation allowance required.

Cash receipts are first allocated to interest, except when such payments are specifically designated by the terms of the loan as a principal reduction. Loans with a principal or interest payment one or more days delinquent are in technical default and are subject to various fees and charges including default interest rates, penalty fees and reinstatement fees. Often these fees are negotiated in the normal course of business and, therefore, not subject to estimation. Accordingly, income pertaining to these types of fees is recorded as revenue when received.

In accordance with the operating agreement, all fees relating to loan origination, documentation, processing, administration, loan extensions and modifications are earned by the Manager.

Allowance for Credit Losses

A loan is deemed to be impaired when, based on current information and events, it is probable that the Fund will be unable to ultimately collect all amounts due according to the contractual terms of the loan agreement and the amount of loss can be reasonably estimated.

The Fund’s mortgage loans, which are deemed to be collateral dependent, are subject to an allowance for credit loss based on the Manager’s determination of the fair value of the subject collateral in relation to the outstanding mortgage balance, including accrued interest and related accrued or expected costs to foreclose and sell. The Manager evaluates the Fund’s mortgage loan portfolio for impairment losses on an individual loan basis, except for loans that are cross collateralized within the same borrowing groups. For such loans, the Manager performs both an individual evaluation as well as a consolidated evaluation to assess the Fund’s overall exposure for such loans. As such, all relevant circumstances are considered by the Manager to determine impairment and the need for specific allowances. In the event a loan is determined not to be collateral dependent, we measure the fair value of the loan based on the estimated future cash flows of the note discounted at the note’s contractual rate of interest.

IMH SECURED LOAN FUND, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar Amounts in Thousands)

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES – (continued)

Under this definition, certain of the loans that are classified as “in default” status would qualify as impaired under this GAAP definition while others would not. Since our loan portfolio is considered collateral dependent, the extent to which our loans are considered collectible, with consideration given to personal guarantees provided under such loans, is largely dependent on the fair value of the underlying collateral.

Fair Value

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management. As of the dates of the balance sheets, the respective carrying value of all balance sheet financial instruments approximated their fair values. These financial instruments include cash and cash equivalents, mortgage investments, accrued interest, amounts payable to the Manager and payables to members of the Fund. Fair values of cash equivalents amounts payable to the Manager and payables to members are assumed to approximate carrying values because these instruments are short term in duration.

The Manager performs an evaluation for impairment for all loans in default as of the applicable measurement date based on the “fair value” of the collateral, if the Manager determines that foreclosure is probable. We generally measure impairment based on the value of the underlying collateral of the loans because our loan portfolio is considered collateral dependent, as allowed under applicable accounting guidance. Impairment for collateral dependent loans is to be measured at the balance sheet date based on the then fair value of the collateral, less costs to sell, in relation to contractual amounts due under the terms of the loan. In the case of loans that are not deemed to be collateral dependent, we measure impairment based on the present value of expected future cash flows. All Fund loans are deemed to be collateral dependent.

In determining fair value, the Manager has adopted applicable accounting guidance, which establishes a framework for measuring fair value in accordance with generally accepted accounting principles, clarifies the definition of fair value within that framework, and expands disclosures about the use of fair value measurements. This statement applies whenever other accounting standards require or permit fair value measurement. Under this standard, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (the “exit price”) in an orderly transaction between market participants at the measurement date. Market participants are buyers and sellers in the principal (or most advantageous) market for the asset or liability that are (a) independent of the reporting entity; that is, they are not related parties; (b) knowledgeable, having a reasonable understanding about the asset or liability and the transaction based on all available information, including information that might be obtained through due diligence efforts that are usual and customary; (c) able to transact for the asset or liability; and (d) willing to transact for the asset or liability; that is, they are motivated but not forced or otherwise compelled to do so.

Under applicable accounting guidance, a fair value measurement assumes the highest and best use of the asset by market participants, considering the use of the asset that is physically possible, legally permissible, and financially feasible at the measurement date. Highest and best use is determined based on the use of the asset by market participants, even if the intended use of the asset by the reporting entity is different.

IMH SECURED LOAN FUND, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar Amounts in Thousands)

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES – (continued)

Determination of the highest and best use of the asset establishes the valuation premise used to measure the fair value of the asset. Two asset categories are established under applicable accounting guidance: in-use assets and in-exchange assets. When using an in-exchange valuation premise, the fair value of the asset is determined based on the price that would be received in a current transaction to sell the asset standalone. All Fund loans are deemed to be in-exchange assets.

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

The accounting guidance gives the highest priority to Level 1 inputs, and gives the lowest priority to Level 3 inputs. The value of a financial instrument within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value of the instrument.

Fair value is a market-based measure considered from the perspective of a market participant who holds the asset or owes the liability, rather than an entity-specific measurement. Therefore, even when market assumptions are not readily available, our own assumptions attempt to reflect those that market participants would use in pricing the asset or liability at the measurement date. Further, fair value measurements are market-based measurements with an exit price notion, not entity-specific measurements. Therefore, an entity cannot disregard the information obtained from the current market simply because the entity is a “willing” seller at that price. If the best information available in the circumstances indicates that market participants would transact at a particular price, it does not matter whether the reporting entity is actually willing to transact at that particular price.

In the case of collateral dependent loans, the amount of any improvement in fair value attributable to the passage of time is recorded as a credit to the provision for credit losses with a corresponding reduction in the allowance for credit loss. In the case of loans not deemed to be collateral dependent, the amount of any improvement attributable to the passage of time is recorded as interest income at the loans’ contract rate with the remainder, if any, recorded as a reduction in the aggregate allowance for credit loss and offset recorded as a net component for the period provision for credit losses.

Loan Charge Offs

Our loans are all collateralized by real estate and all are deemed to be collateral dependent. Accordingly, the collateral for each is subject to a periodic fair value analysis. Valuation estimates are analyzed and updated, with appropriate adjustments recorded on a quarterly basis. When a loan is foreclosed and transferred to a real estate owned status, an assessment of the most current valuation is made and updated as necessary, and the asset is transferred to a real estate owned status at its then current fair value, less estimated costs to sell. Except in limited circumstances, our real estate owned assets are classified as held for development or investment (i.e., a long-lived asset) and not “held for sale”. However, if a real estate owned asset is sold, any difference between the net carrying value and net sales proceeds are charged or credited to operating results in the period of sale.

IMH SECURED LOAN FUND, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar Amounts in Thousands)

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES – (continued)

Loan charge offs generally occur under one of two scenarios, including 1) the foreclosure of a loan and transfer of the related collateral to real estate owned status, or 2) the Manager elects to accept a loan payoff at less than the contractual amount due. Under either scenario, the loan charge off is generally recorded through the allowance for credit loss.

A loan charged off is recorded as a charge to the allowance for credit loss at the time of foreclosure in connection with the transfer of the underlying collateral to a real estate owned status. The amount of the loan charge off is equal to the difference between the contractual amounts due under the loan and the fair value of the collateral acquired through foreclosure, net of selling costs. Generally, the loan charge off amount is equal to the loan’s allowance for credit loss. At the time of foreclosure, the contractual value less the related allowance for credit loss is compared with the estimated fair value, less costs to sell, on the foreclosure date and the difference, if any, is included in the provision for credit losses (recovery) in the statement of operations. The allowance for credit loss is netted against the gross carrying value of the loan, and the net balance is recorded as the new basis in the real estate owned asset. Once in a real estate owned status, the asset is evaluated for impairment based on accounting criteria for long-lived assets.

Classification of Loans

We generally expect that upon origination, mortgage investments will be held until maturity or payoff. While we have the ability to do so, we do not originate or acquire loans with the intent of reselling them as whole loans. In addition, we do not have any mandatory delivery contracts or forward commitments to sell loans in the secondary whole loan market. Because we have the ability and the intent to hold these loans for the foreseeable future or until maturity, they are classified as held for investment pursuant to applicable accounting guidance. Notwithstanding the foregoing, we may sell a percentage of our loans on a whole loan or participation basis. See the section entitled “ Participations Issued and Whole Loans Sold ” for additional information.

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

IMH SECURED LOAN FUND, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar Amounts in Thousands)

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES – (continued)

Loans Held for Sale

Loans that we intend to sell, subsequent to origination or acquisition, are classified as loans held for sale, net of any applicable allowance for credit loss. Loans classified as held for sale are generally subject to a specific marketing strategy or a plan of sale.

Loans held for sale are accounted for at the lower of cost or fair value on an individual basis and are reported as a component of mortgage loans. Direct costs related to selling such loans are deferred until the related loans are sold and are included in the determination of the gains or losses upon sale. Valuation adjustments related to loans held for sale are not included in the allowance for credit loss in the accompanying balance sheet, but rather are reported net of related principal of loans held for sale on the balance sheet and the provision for credit losses in the statements of operations.

Discounts on Acquired Loans

We account for mortgages acquired at a discount in accordance with applicable accounting guidance. The accounting guidance requires that the amount representing the excess of cash flows estimated by the Manager at acquisition of the note over the purchase price is to be accreted into purchase discount earned over the expected life of the loan (accretable discount). Subsequent to acquisition, if cash flow projections improve, and it is determined that the amount and timing of the cash flows related to the nonaccretable discount are reasonably estimable and collection is probable, the corresponding decrease in the nonaccretable discount is transferred to the accretable discount and is accreted into interest income over the remaining life of the loan using the interest method. If cash flow projections deteriorate subsequent to acquisition, or if the probability of the timing or amount to be collected is indeterminable, the decline is accounted for through the provision for credit loss. Until such time that the timing and amount to be collected under such loans is determinable and probable as to collection, no accretion shall be recorded.

Participations Issued and Whole Loans Sold

In order to facilitate our liquidity, we occasionally issue participating interests in loans. With the Manager’s election to suspend the acceptance of additional member contributions to the Fund and the funding of new loans, the Manager may increase loan participations and loan sales in order to meet current liquidity demands in its portfolio. When negotiating participations, we endeavor to effect such transactions at par and for no more than 50% of a loan’s principal balance, and the Fund generally remains the servicing agent for the loan. However, in light of current economic conditions, it may be necessary to employ alternative structures for loan participations. Under the terms of the participation agreements, the purchaser and the Fund are pari-passu as it pertains to the rights, privileges and obligations of ownership. However, because the participated interests are not legally isolated from the Fund in a bankruptcy-remote, separate legal entity, these participations are recorded as secured borrowings by the Fund and classified as Participations in Mortgage Loans Issued in the accompanying balance sheet. Under this structure, interest earned by the Fund on the entire loan is recorded as interest income, and interest earned by the purchaser is recorded as interest expense.

IMH SECURED LOAN FUND, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar Amounts in Thousands)

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES – (continued)

Additionally, in order to facilitate our short-term cash needs, we historically sold whole loans at par to the Manager and to third-parties, though there was no intent to sell such loans at the time of origination. Under terms of the whole loan sale agreements, the purchasers assume all rights, privileges and obligations of ownership.

The loans sold to the Manager have historically been repurchased and the loans sold to third parties have been repurchased at the request of the third party. The loans sold to the Manager are not legally isolated from the Fund in a bankruptcy-remote, separate legal entity and, therefore, these sales were recorded as secured borrowings by the Fund. With respect to whole loans sold to third parties, assignment of our interest in the promissory note, deeds of trust and guaranties were executed, servicing was transferred and the loan is removed from our books at par with no gain or loss on sale recorded. Pursuant to the terms of these transactions, we have no legal right or obligation to repurchase the loan and the purchaser does not have a legal right to require repurchase of the loan.

Interest Reserves

As is customary in commercial real estate development lending, the Fund’s loan terms may require the establishment of funded or unfunded interest reserves which are included as part of the note commitment and considered in the loan to value ratios at the time of underwriting. In some cases, the borrower may elect to pay interest from its own sources.

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

In certain instances, our loan documents require that funded interest reserve accounts be established for certain borrowers. Under these arrangements, upon initial funding of the loan, a predetermined amount, approximating interest due during the initial loan term, is deposited into a controlled disbursement account in the name of the borrower for the benefit of the Fund. We routinely direct such funds to be held in segregated money market and short-term investments accounts that are generally fully insured by the Federal Deposit Insurance Corporation, or FDIC. Investment interest earned on such accounts is credited to the borrower. Interest income due monthly on the related mortgage investments is drawn from these accounts and transferred to the Fund. These accounts, which are held in the borrowers’ names, are not included in the accompanying consolidated balance sheets.

Real Estate Held for Development or Sale

Real estate held for development or held for sale consists primarily of assets that have been acquired in satisfaction of a receivable the same as if the assets had been acquired for cash, such as in the case of foreclosure. When a loan is foreclosed upon and transferred to a real estate owned status, an assessment of the fair value is made, and the asset is transferred to real estate held for development or held for sale at this amount less costs to sell. The Fund typically obtains a valuation on a real estate owned asset within 90 days of the date of foreclosure of the related loan. Valuation adjustments required at the date of transfer are charged to the allowance for loan losses.

IMH SECURED LOAN FUND, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar Amounts in Thousands)

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES – (continued)

Our determination of whether to classify a particular real estate owned asset as held for development or held for sale depends on various factors, including the Manager’s intent to sell the property and whether a formal plan of disposition has been entered into, among other circumstances.

Subsequent to transfer, real estate held for sale is carried at the lower of carrying amount (transferred value) or fair value, less estimated selling costs. Our real estate held for development is carried at the transferred value, less cumulative impairment charges. Real property held for development requires periodic evaluation for impairment which is conducted at each reporting period. When circumstances indicate that there is a possibility of impairment, the Manager will assess the future undiscounted cash flows of the property and determine whether they are sufficient to exceed the carrying amount of the asset. In the event these cash flows are insufficient, the Manager will determine the fair value of the asset and record an impairment charge equal to the difference between the fair value and the then-current carrying value. The impairment charge is recognized in the Statement of Operations.

Upon sale of real estate, any difference between the net carrying value and net sales proceeds are charged or credited to operating results in the period of sale.

Member Investments Pending Activation

Member Investments Pending Activation reflects cash received and deposited by the Fund for new member investments not yet approved by the Manager for the purchase of membership units in the Fund or cash items deposited in the bank but not yet available for investment.

Cash and Cash Equivalents

Cash and cash equivalents include money market funds held with various commercial banks in the name of the Fund as well as short term certificates of deposit with an original maturity of 90 days or less. The FDIC protects the funds held with the commercial bank up to a maximum of $250. The Fund customarily maintains money market deposits in banks in excess of FDIC protection limits. To date, the Fund has not experienced any losses as a result of any amounts held in excess of the FDIC insurance limits.

Statement of Cash Flows

As is customary in our industry, certain loans in our portfolio contain provisions which provide for the establishment of unfunded interest reserves which are drawn from the existing note obligation for the satisfaction of monthly interest due in accordance with the terms of the related notes. For purposes of reporting, such draws are reflected as cash transactions in accrued interest and mortgage loan fundings in the accompanying consolidated statements of cash flows.

IMH SECURED LOAN FUND, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar Amounts in Thousands)

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES – (continued)

Income Taxes

The Fund, with the authority granted by its members, has elected to be taxed under sections of federal and state income tax law as a Large Partnership. Since the Fund is a partnership for tax purposes, no income taxes are paid by the Fund. Instead, the members separately pay tax on their pro rata shares of the Fund’s income, deductions, losses and credits. Therefore, no provision has been made for income taxes in the accompanying financial statements. Historically, Fund members could elect to either reinvest or receive cash distributions from the Fund. The ability of members to reinvest distributions was terminated effective October 1, 2008. Whether received in cash or reinvested, members are individually responsible to pay their respective income taxes on distributions credited to them.

Use of Estimates

The Manager has made a number of estimates and assumptions with respect to the reporting of assets and liabilities and the disclosure of contingencies at the date of the consolidated financial statements and the reported amounts of income and expenses during the reporting period, in accordance with GAAP. Accordingly, actual results could differ from those estimates. Such estimates primarily include the allowance for credit loss, valuation estimates for real estate owned and the accretable amount and timing of interest revenue for loans purchased at a discount.

Fund Expenses

We pay a management fee to the Manager and the direct expenses of the Fund, as defined in the operating agreement, which include management fees to the Manager; expenses or costs related to defaulted loans, foreclosure activities, or property acquired through foreclosure, and all activities related thereto; and interest expense paid on loans that we have sold or participated, but for which we must account for as secured borrowings under current accounting guidance. Historically, the Manager paid all overhead or certain operating expenses attributable to our operations. However, due to the reduction in the Manager’s liquidity when we ceased funding new loans, we are now required to absorb certain additional direct expenses, some of which the Manager previously elected to pay on our behalf, although it was not required to do so. These additional direct expenses include various professional fees for consulting services, valuation services, legal and auditing services relating to public reporting related expenses, and allocated personnel expenses directly attributed to asset recovery.

Direct Default Related Expenses

Costs related to defaulted loans, foreclosure activities, or property acquired through foreclosure include direct expenses such as legal fees, valuation costs related to such assets, operating costs of real estate owned assets, and an allocation of salaries of personnel who spend their time on defaulted loans, foreclosure activities, or property acquired through foreclosure. Subject to the quarterly fair value analysis, costs related to the development or improvement of real estate assets are generally capitalized and costs relating to holding such assets are charged to expense.

Segment Information

The Fund’s primary income-producing activity is investing in mortgage loans which are collateralized by real property located in various regions of the United States. During 2008 and 2009, we acquired through foreclosure various real estate assets that served as collateral for related loans, and purchased certain additional real property that is contiguous to the collateral securing a particular loan. These assets were acquired as a direct result of mortgage lending activities, are primarily held for development and, except for one operating commercial building acquired through foreclosure, are not producing a material amount of income as of December 31, 2009 and 2008. As a result, separate segment reporting for these activities is not practicable at December 31, 2009. Accordingly, the Fund does not report more than one segment.

IMH SECURED LOAN FUND, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar Amounts in Thousands)

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES – (continued)

Recent Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board, or FASB, issued new accounting guidance that provides additional guidance for determining whether market activity for a financial asset or liability has significantly decreased, as well as for identifying circumstances that indicate that transactions are not orderly. The new guidance reiterates that if a market is determined to be inactive and the related market price is deemed to be reflective of a “distressed sale” price, then management judgment may be required to estimate fair value. The new guidance identifies factors to be considered when determining whether or not a market is inactive. We do not believe the adoption of this pronouncement would have a material effect on our financial position or results of operations.

In June 2009, the FASB issued new accounting guidance that will require the FASB Accounting Standards Codification, or ASC, to become the source of authoritative U.S. accounting and reporting standards for nongovernmental entities in addition to the guidance issued by the SEC. FASB ASU significantly changes the way financial statement preparers, auditors, and academics perform accounting research. The statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this guidance did not have a material impact on our financial statements.

In October 2009, the FASB issued ASU 2009-16, Transfers and Servicing (Topic 860) — Accounting for Transfers of Financial Assets. This update amends the codification for the issuance of FASB Statement No. 166, Accounting for Transfers of Financial Assets-an amendment of FASB Statement No. 140. The amendments in this update improve financial reporting by eliminating the exceptions for qualifying special- purpose entities from the consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets. In addition, the amendments require enhanced disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets. Comparability and consistency in accounting for transferred financial assets will also be improved through clarifications of the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. This update is effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009. Early application is not permitted. We do not expect the adoption of this standard to have a material impact on our financial position or results of operation.

In October 2009, the FASB issued ASU 2009-17, Consolidations (Topic 810) — Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This update amends the codification for the issuance of FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R). The amendments in this update replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. An approach that is expected to be primarily qualitative will be more effective for identifying which reporting entity has a controlling financial interest in a variable interest entity. The amendments in this update also require additional disclosures about a reporting entity’s involvement in variable interest entities, which will enhance the information provided to users of financial statements. This update is effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009. Early application is not permitted. We do not expect the adoption of this standard to have a material impact on our financial position or results of operation.

IMH SECURED LOAN FUND, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar Amounts in Thousands)

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES – (continued)

In January 2010, the FASB issued ASU 2010-01, Equity (Topic 505) — Accounting for Distributions to Shareholders with Components of Stock and Cash. The amendments in this update clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend. This update is effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The implementation of this standard did not have a material impact on our consolidated financial statements.

The FASB has issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This ASU requires some new disclosures and clarifies some existing disclosure requirements about fair value measurements as set forth in Codification Subtopic 820-10. The FASB’s objective is to improve these disclosures and, thus, increase the transparency in financial reporting. Specifically, ASU 2010-06 amends Codification Subtopic 820-10 to now require:

•	a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and

•	in the reconciliation for fair value measurements using significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances and settlements.

In addition, ASU 2010-06 clarifies the requirements of the following existing disclosures:

•
for purposes of reporting fair value measurement for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities; and

•	a reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements.

ASU 2010-06 is effective for interim and annual reporting period beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early adoption is permitted. We do not expect the adoption of this standard to have a material impact on our financial position or results of operation.

Reclassifications

Certain 2008 amounts have been reclassified to conform to the 2009 financial statement presentation.

IMH SECURED LOAN FUND, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar Amounts in Thousands)

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES  – (continued)

Subsequent Events

The Manager evaluated subsequent events through April 15, 2010, the date this annual report on Form 10-K was filed with the SEC. Subsequent to December 31, 2009, an individual member of the Fund filed a complaint against the Fund with the SEC in opposition to the proposed Conversion Transactions.

The Manager has evaluated these events and has determined that they did not have a material effect on the overall presentation of the accompanying financial statements.

NOTE 3 — CASH AND CASH EQUIVALENTS

The Fund’s operating agreement provides that the amount classified as Retained Earnings in the financial statements (described as Loan Loss Reserve in the operating agreement) be held in cash. At December 31, 2008 and 2009, the Fund had an accumulated deficit and there were no cash reserves available for this purpose.

Further, the Fund’s operating agreement also provides that generally 3% – 5% of mortgage loans are to be held for working capital. The funds are held in cash equivalent investment accounts and are designated as working capital and other funds available for operating obligations and lending. These funds are classified as cash equivalents on the accompanying financial statements. These designations are discretionary.

A summary of the cash and cash equivalents as of December 31, 2008 and 2009, with balances as designated by the Manager, follows:

	December 31,
	2008	2009
Working Capital Reserve	$21,911	$—
Available for Operating Obligations and Lending	1,904	963
	$23,815	$963

Given the suspension of the Fund’s member investment and lending activities and the limited cash sources available to the Fund, we anticipate that all remaining cash will be needed to fund outstanding loan obligations and Fund operations.

NOTE 4 — MORTGAGE INVESTMENTS, LOAN PARTICIPATIONS AND LOAN SALES

Lien Priority

Historically, all of our mortgage loans have been collateralized by first deeds of trust (mortgage) on real property, and have generally included a personal guarantee by the principals of the borrower. Oftentimes, our loans are secured by additional collateral. However, during the year ended December 31, 2009, with respect to one loan we agreed to subordinate a portion of our first lien mortgage to a third party lender in the amount of $14,000 (approximately 25% of the outstanding principal). The subordination was granted in order to provide liquidity to the borrower to complete the construction of the project, an obligation for which the Fund had been responsible under the original loan terms. Under the terms of the subordination agreement, the Fund may purchase or pay off the loan to the third party lender at par. In addition, subsequent to December 31, 2009, we agreed to subordinate a portion of our first lien mortgage for a separate loan to a third party lender in the amount of $1,500 (approximately 2% of the outstanding principal). This subordination was granted in order to satisfy a prior lien for which the lien holder was seeking foreclosure, also an obligation for which the Fund had been responsible under the original loan terms. While subordinations of the Fund’s first lien positions are not expected to be a common occurrence in the future, the Manager may find it necessary to do so in an effort to maximize the opportunity for recovery of our investment. Independent title companies handle all loan closings and independent third-party companies, with oversight of the Manager, provide construction inspections and loan document management services for the majority of the mortgage loan note obligations that contain construction components.

IMH SECURED LOAN FUND, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar Amounts in Thousands)

NOTE 4 — MORTGAGE INVESTMENTS, LOAN PARTICIPATIONS AND LOAN SALES  – (continued)

Loan Interest Rates

The Fund invests in both fixed and variable interest rate loans. All variable interest rate loans are indexed to the Wall Street Journal Prime Interest Rate, or Prime, substantially all of which are subject to interest rate floors. As of December 31, 2008 and 2009, our outstanding loan principal balances (including non-accrual loans), net of the allowance for credit loss, summarized by fixed and variable interest rates within selected interest rates are as follows:

	December 31, 2008
	Fixed Rate		Variable Rate		Total
	#	Outstanding Principal	#	Outstanding Principal	#	Outstanding Principal	Allowance for Credit Loss	Net Carrying Amount	%
Current Rate:
8.00%	1	$3,500	—	$—	1	$3,500	$—	$3,500	1.1%
9.00%	1	10,461	1	1,622	2	12,083	(10,175)	1,908	0.6%
10.00%	1	26,709	—	—	1	26,709	(23,226)	3,483	1.1%
11.00%	—	—	1	1,981	1	1,981	—	1,981	0.6%
11.25%	—	—	1	46,020	1	46,020	—	46,020	14.7%
11.50%	2	2,651	6	94,283	8	96,934	(15,928)	81,006	25.8%
11.75%	1	4,752	—	—	1	4,752	—	4,752	1.5%
12.00%	10	75,758	9	67,683	19	143,441	(54,499)	88,942	28.4%
12.25%	1	631	3	55,850	4	56,481	(52,775)	3,706	1.2%
12.50%	1	1,929	6	22,227	7	24,156	(18,026)	6,130	2.0%
12.75%	1	37,935	—	—	1	37,935	(25,394)	12,541	4.0%
13.00%	3	27,897	9	54,947	12	82,844	(64,831)	18,013	5.7%
13.25%	—	—	1	2,821	1	2,821	(1,675)	1,146	0.4%
13.75%	—	—	2	6,528	2	6,528	(3,781)	2,747	0.9%
14.25%	—	—	1	67,669	1	67,669	(30,000)	37,669	12.0%
Total	22	$192,223	40	$421,631	62	$613,854	$(300,310)	$313,544	100.0%
% of Portfolio		31.3%		68.7%		100.0%
Weighted Average Rate		11.71%		12.39%		12.18%
Number of Loans		22		40		62
Average Principal		$8,737		$10,541		$9,901

IMH SECURED LOAN FUND, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar Amounts in Thousands)

NOTE 4 — MORTGAGE INVESTMENTS, LOAN PARTICIPATIONS AND LOAN SALES  – (continued)

	December 31, 2009
	Fixed Rate		Variable Rate		Total
	#	Outstanding Principal	#	Outstanding Principal	#	Outstanding Principal	Allowance for Credit Loss	Net Carrying Amount	%
Current Rate
6.00%	1	$5,890	—	$—	1	$5,890	$(1,568)	$4,322	2.0%
7.53%	1	41,886	—	—	1	41,886	(23,942)	17,944	8.4%
8.00%	4	31,077	—	—	4	31,077	(24,999)	6,078	2.8%
8.25%	1	56,033	—	—	1	56,033	—	56,033	26.2%
9.00%	1	1,589	—	—	1	1,589	(9)	1,580	0.7%
10.00%	4	29,555	—	—	4	29,555	(22,316)	7,239	3.4%
11.00%	1	1,463	1	1,618	2	3,081	—	3,081	1.4%
11.50%	—	—	4	11,328	4	11,328	(4,489)	6,839	3.2%
11.75%	1	5,759	—	—	1	5,759	—	5,759	2.7%
12.00%	7	61,403	8	53,947	15	115,350	(59,545)	55,805	26.1%
12.25%	—	—	2	56,562	2	56,562	(51,372)	5,190	2.4%
12.50%	—	—	5	16,128	5	16,128	(11,705)	4,423	2.1%
12.75%	1	37,958	—	—	1	37,958	(22,664)	15,294	7.1%
13.00%	1	1,650	9	54,947	10	56,597	(45,462)	11,135	5.2%
13.75%	—	—	2	6,528	2	6,528	(5,987)	541	0.3%
14.25%	—	—	1	69,127	1	69,127	(56,370)	12,757	6.0%
Total	23	$274,263	32	$270,185	55	$544,448	$(330,428)	$214,020	100.0%
% of Portfolio		50.4%		49.6%		100%
Weighted Average Rate		9.84%		12.88%		11.34%
Number of Loans		23		32		55
Average Principal		$11,924		$8,443		$9,899

The allowance for credit loss as of December 31, 2009 totaling $330,428 above has been allocated $328,060 to mortgage loans held to maturity and $2,368 to mortgage loans held for sale in the accompanying consolidated balance sheets, based on the specific allowance for credit loss applicable to each loan.

As of December 31, 2008 and 2009, the weighted average interest rates earned on variable rate loans (including loans in non-accrual status) was Prime plus 9.14% and Prime plus 9.63%, respectively. The Prime rate was 3.25% at December 31, 2008 and 2009.

IMH SECURED LOAN FUND, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar Amounts in Thousands)

NOTE 4 — MORTGAGE INVESTMENTS, LOAN PARTICIPATIONS AND LOAN SALES  – (continued)

Loan Maturities and Loans in Default

Mortgage loan outstanding principal balances, net of the allowance for credit loss, as of December 31, 2009 have scheduled maturity dates within the next several quarters as follows:

	December 31, 2009
Quarter	Amount	Percent	#
	(in thousands)
Matured	$347,135	63.7%	34
Q1 2010	10,776	2.0%	5
Q3 2010	54,947	10.1%	9
Q1 2011	3,080	0.6%	2
Q4 2011	30,200	5.5%	2
Q1 2012	392	0.1%	1
Q3 2012	97,918	18.0%	2
Total	$544,448	100.0%	55
Less: Allowance for Credit Loss	(330,428)
Net Carrying Value	$214,020

Loans in Default

From time to time, a mortgage loan’s maturity date may be extended for reasons the Fund believes are generally advantageous to the Fund. In this regard, from time to time, the Fund has modified certain loans in its portfolio, extending maturity dates in some cases to two or more years, and the Fund expects that it will modify additional loans in the future in an effort to seek to preserve its collateral. Accordingly, in some instances, and from time to time, the Fund expects repayment dates of the loans may vary from their currently scheduled maturity date. Further, in certain instances where the Manager deems it to be advantageous to the Fund not to modify or extend a loan past its scheduled maturity date, the Fund classifies and reports the loan as matured.

Loans in default balances encompass both non-accrual loans and loans for which we are still accruing income, but are delinquent as to the payment of accrued interest or are past scheduled maturity. At December 31, 2009, 50 of our 55 loans with outstanding principal balances totaling $531,999 were in default, of which 34 with outstanding principal balances totaling $347,135 were past their respective scheduled maturity dates, and the remaining 16 loans were in default as a result of delinquency on outstanding interest payments or have been deemed non-performing based on value of the underlying collateral in relation to the respective carrying value of the loan. At December 31, 2008, 28 loans with outstanding principal balances totaling $226,630 were in default, of which 24 with outstanding principal balances totaling $210,198 were past their respective scheduled maturity dates, and the remaining four loans were in default as a result of delinquency on outstanding interest payments. Total past due interest on loans in default, excluding loans in non-accrual status, was $1,134. In light of current economic conditions and in the absence of a recovery of the credit markets, it is anticipated that many if not most loans with scheduled maturities within one year will not pay off at the scheduled maturity.

IMH SECURED LOAN FUND, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar Amounts in Thousands)

NOTE 4 — MORTGAGE INVESTMENTS, LOAN PARTICIPATIONS AND LOAN SALES  – (continued)

The Fund is exercising lender’s remedies which could lead to its foreclosure upon 19 of the 50 loans in default. The Fund anticipates that similar actions will be taken on an additional six loans in our portfolio. Of the 25 loans upon which we are exercising lender’s remedies, we completed foreclosure on five loans with principal balances of $22,723 subsequent to December 31, 2009, and we expect to complete the foreclosure process on the balance of such loans in the second and third quarters of 2010. One of the loans previously in non-accrual status, in which we were a participating lender with a principal balance totaling $6,313 million, was foreclosed upon by us in the fourth quarter of 2009.

Two loans that were previously in non-accrual status with principal balances totaling $28,510 related to a bankruptcy of the borrower were consolidated into one loan in connection with the approved plan of reorganization and the loan terms were restructured in the fourth quarter of 2009. The loan restructure did not result in any forgiveness of principal or accrued interest. However, due to the value of the underlying collateral in relation to loan principal for this collateral-based loan, we have deemed it appropriate to keep this restructured loan in non-accrual status as of December 31, 2009.

Nine loans that are in non-accrual status relate to a borrowing group and are not in technical default under the loan terms. However, due to the value of the underlying collateral for these collateral-based loans, we have deemed it appropriate to place these loans in non-accrual status. Also, five of the loans in default status relate to a borrowing group who is currently in bankruptcy. We are continuing to monitor the status of the bankruptcy case in relation to our collateral and have placed these loans in non-accrual status due to the value of the underlying collateral for these collateral-based loans. However, we have not commenced enforcement action on these loans as of December 31, 2009.

We are continuing to work with the borrowers with respect to the remaining ten loans in default in order to seek to maintain the entitlements on such projects and, thus, the value of our existing collateral. However, such negotiations may result in a payoff of an amount that is below our loan principal and accrued interest, and that discounted payoff may be materially less than the contractual principal and interest due. Generally, the allowance for credit loss contemplates the potential loss that may occur as a result of a payoff of the loan at less than its contractual balance due. We are considering our preferred course of action with respect to all remaining loans. However, we have not commenced enforcement action on these other loans thus far.

At December 31, 2009, 46 of the 50 loans in default were in non-accrual status and had outstanding principal balances totaling $522,404. Total contractual interest due under the loans classified in non-accrual status was $52,567, of which $11,789 is included in accrued interest receivable on the balance sheet, and of which $40,778 has not been recognized as income by the Fund. The remaining four loans in default had outstanding principal balances totaling $9,594, with accrued interest due totaling $226, which is included in accrued interest receivable on the balance sheet. Excluding loans whose maturity has not been reached as of December 31, 2009, loans in default were past their scheduled maturities between one and 784 days as of December 31, 2009.

IMH SECURED LOAN FUND, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar Amounts in Thousands)

NOTE 4 — MORTGAGE INVESTMENTS, LOAN PARTICIPATIONS AND LOAN SALES  – (continued)

The geographic concentration of loans in default, net of the allowance for credit loss, at December 31, 2008 and 2009 is as follows:

	December 31, 2008
	Outstanding Principal	#	Outstanding Principal	Allowance for Credit Loss	Net Carrying Amount	Accrued Interest	Non-Accrued Note Interest	Total
	(in thousands, except percentages and unit data)
Arizona	28.9%	14	$65,361	$(45,068)	$20,293	$1,573	$2,337	$24,203
Idaho	26.5%	3	60,039	(47,882)	12,157	2,173	5,372	19,702
California	27.1%	5	61,398	(51,477)	9,921	911	34	10,866
Minnesota	7.3%	1	16,590	—	16,590	326	—	16,916
Texas	4.9%	3	11,102	(5,781)	5,321	320	—	5,641
Nevada	3.5%	1	7,969	(1,876)	6,093	319	—	6,412
New Mexico	1.8%	1	4,171	—	4,171	—	50	4,221
	100.0%	28	$226,630	$(152,084)	$74,546	$5,622	$7,793	$87,961

	December 31, 2009
	Percent of Outstanding Principal	#	Outstanding Principal	Allowance for Credit Loss	Net Carrying Amount	Accrued Interest	Non-Accrued Note Interest	Total
Arizona	52.3%	23	$278,306	$(162,282)	$116,024	$5,362	$13,723	$135,109
Idaho	9.3%	2	49,594	(38,981)	10,613	1,948	5,993	18,554
California	33.8%	19	179,773	(120,829)	58,944	3,959	18,349	81,252
Texas	2.1%	3	11,102	(4,272)	6,830	427	1,170	8,427
Nevada	1.5%	1	7,984	(2,613)	5,371	319	957	6,647
New Mexico	1.0%	2	5,240	(1,094)	4,146	—	586	4,732
	100.0%	50	$531,999	$(330,071)	$201,928	$12,015	$40,778	$254,721

The concentration of loans in default by loan classification, net of the allowance for credit loss, as of December 31, 2009 is as follows:

	Percent of Outstanding Principal	#	Outstanding Principal	Allowance for Credit Loss	Net Carrying Amount	Accrued Interest	Non-Accrued Note Interest	Total
Pre-entitled Land	37.5%	11	$199,442	$(144,366)	$55,076	$6,399	$18,495	$79,970
Entitled Land	39.7%	22	211,363	(148,887)	62,476	4,413	18,483	85,372
Construction	22.8%	17	121,194	(36,818)	84,376	1,203	3,800	89,379
	100.0%	50	$531,999	$(330,071)	$201,928	$12,015	$40,778	$254,721

With respect to our loans in default at December 31, 2009, 50% of the loan principal balances related to residential end-use projects, 33% related to mixed-use projects, and 17% related to commercial and industrial projects. With respect to our loans in default at December 31, 2008, approximately 60% of the loan principal balances related to residential end-use projects, 31% related to mixed-use projects, and 9% related to commercial projects.

IMH SECURED LOAN FUND, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar Amounts in Thousands)

NOTE 4 — MORTGAGE INVESTMENTS, LOAN PARTICIPATIONS AND LOAN SALES  – (continued)

Other than as discussed in the foregoing paragraphs, none of the remaining five performing loans in our portfolio with principal balances totaling $12,450 and interest rates ranging from 8% to 12%, have loan principal payments 30 days or more past due and no loans in our portfolio have interest payments more than 30 days past due.

Loans in Default and Impaired Loans

Under GAAP, an entity is required to recognize a loss when both (a) available information indicates that it is probable that an asset has been impaired at the date of the financial statements, and (b) the amount of loss can be reasonably estimated.

Under this definition, certain of the loans in our portfolio that are classified as “in default” status would qualify as impaired under this GAAP definition while others would not so qualify. Since the majority of our loan portfolio is considered collateral dependent, the extent to which our loans are considered collectible, with consideration given to personal guarantees provided in connection with such loans, is largely dependent on the fair value of the underlying collateral.

Our loans in default balances include loans in non-accrual and accrual status for which we continue to accrue income, but are delinquent as to accrued interest or are past scheduled maturity, in accordance with our accounting policy. Unless and until we have determined that the value of the underlying collateral is insufficient to recover the total contract amounts due under the loans, we expect to continue to accrue interest until the loan is more than 90 days delinquent with respect to accrued, uncollected interest, or more than 90 days past scheduled maturity, whichever comes first. This results in the classification of loans in default that may not be deemed impaired under GAAP.

The following table presents required disclosures under GAAP for loans that meet the definition for impaired loans:

	December 31,
	2008	2009
Loan in Default – Impairment Status:
Impaired loans in default	$193,948	$458,464
Non-impaired loans in default	32,683	73,534
Total loans in default	$226,631	$531,998
Allowance for Credit Loss on Impaired Loans:
Impaired loans in default	$193,948	$458,464
Less: Allowance for Credit Loss	(152,084)	(330,071)
Net carrying value of impaired loans	$41,864	$128,393
Note: all impaired loans have an allowance for credit loss
Average investment for impaired loans during period held	$182,876	$456,993
Interest income recognized during the period that loans were impaired	$11,608	$1,898
Interest income recognized using a cash-basis method of accounting during the period that the loans were impaired	$5,009	$404

IMH SECURED LOAN FUND, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar Amounts in Thousands)

NOTE 4 — MORTGAGE INVESTMENTS, LOAN PARTICIPATIONS AND LOAN SALES  – (continued)

Allowance for Credit Loss and Fair Value Measurement

As discussed in our Signficant Accounting Policies, the Manager performs a valuation analysis of our loan portfolio on an on-going basis, but not less frequently than on a quarterly and annual basis.

In considering the highest and best use for individual mortgage loans, we first consider whether the asset is considered “in use” as opposed to “in exchange”. Due to the nature of the underlying collateral of our loan portfolio and the development status of such projects, substantially all assets are deemed to be “in exchange” assets for purposes of determining highest and best use.

Next, we assess the extent, reliability and quality of market participant inputs such as sales pricing, cost data, absorption, discount rates, and other assumptions, as well as the significance of such assumptions in deriving the valuation. Prior to the quarter ended December 31, 2008, through discussions with market participants, there was a significant amount of observable and unobservable market participant data available to support the assumptions used in our valuations using a development model, although the significance of unobservable market participant weighed heavily into our valuations.

The Fund generally employs one of five valuation approaches, or a combination of such approaches, in determining the fair value of the underlying collateral of each loan: the development approach, the income capitalization approach, the sales comparison approach, the cost approach, or the receipt of recent offers on specific properties. The valuation approach taken depends on several factors including:

•	the type of property;
•	the current status of entitlement and level of development (horizontal or vertical improvements) of the respective project;
•	the likelihood of a bulk sale as opposed to individual unit sales;
•	wthether the property is currently or near ready to produce income;
•	the current sales price of property in relation to cost of development;
•	the availability and reliability of market participant data; and
•	the date of an offer received in relation to the reporting period.

A description of each of the valuation approaches and their applicability to our portfolio follows:

Development Approach

The development approach relies on pricing trends, absorption projections, holding costs and the relative risk given these assumptions for a particular project. This approach then discounts future net cash flows to derive the estimated fair value. This approach is consistent with a modeling technique known as residual analysis commonly used in our industry which is based on the assumption that completing the development of the collateral was the highest and best use of the property. As indicated by market participants, a development approach and related rates of return are used in determining purchase decisions. As such, the valuation is intended to reflect the project’s performance under certain parameters, parallelling the process employed by market participants. This analysis is very dependent upon end-use pricing and absorption. In addition to consideration of recent sales of comparable properties (which in the current market may include distressed transactions such as foreclosure sales), the valuation also relies on current listings of comparable properties with primary emphasis placed on comparable properties available for resale within the similar competitive market, as well as market participant opinions. This collection of data is used to derive a qualitative analysis using the sales comparison approach in estimating current individual lot pricing and reasonable premium levels. In addition, the valuation contemplates a non-leveraged internal rate of return based on indications from market participants. This approach, which we consider an “as developed” approach, is generally applied to collateral which has achieved entitlement status and whose development is reasonably assured in light of current market conditions. Prior to the quarter ended September 30, 2008, this methodology was utilized in underwriting each loan as well as for purposes of annual valuation of our portfolio.

Income Capitalization Approach

The income capitalization approach is a method of converting the anticipated economic benefits of owning property into a value through the capitalization process. The principle of “anticipation” underlies this approach in that investors recognize the relationship between an asset's income and its value. In order to value the anticipated economic benefits of a particular property, potential income and expenses must be projected, and the most appropriate capitalization method must be selected. The two most common methods of converting net income into value are direct capitalization and discounted cash flow. In direct capitalization, net operating income is divided by an overall capitalization rate to indicate an opinion of fair value. In the discounted cash flow method, anticipated future cash flows and a reversionary value are discounted to an opinion of net present value at a chosen yield rate (internal rate of return). Investors acquiring this type of asset will typically look at year one returns, but must also consider long-term strategies. Hence, depending upon certain factors, both the direct capitalization and discounted cash flow techniques have merit. This approach is generally applied to collateral consisting of fully constructed buildings with existing or planned operations and for which operating data is available and reasonably accurate.

IMH SECURED LOAN FUND, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar Amounts in Thousands)

NOTE 4 — MORTGAGE INVESTMENTS, LOAN PARTICIPATIONS AND LOAN SALES  – (continued)

Cost Approach

The cost approach is a method of estimating fair value of an asset based on the actual replacement cost of such asset. This method is generally used to estimate value on new projects with completed vertical construction. There are generally few collateral projects within our portfolio that are valued using this approach and is considered an “as is” approach.

Sales Comparison Approach

In a disrupted market, when market participant data is either not available or not accurate, and other valuation approaches are not relevant to or appropriate for a particular project, the sales comparison approach is generally used to determine fair value. Market participants generally rely on speculative land sales when making a decision to purchase land in certain market area. Thus, in the absence of relevant, accurate market data, this approach is generally applied and is considered an “as is” approach.

When the credit and real estate markets sustained significant declines in the latter part of 2008, the extent, reliability and quality of market participant inputs largely dissipated causing us to reassess the highest and best use of several assets from an “as developed” valuation approach to an “as is” valuation approach using recent comparable sales. This change in methodology was applicable primarily to unentitled or partially entitled land for which development of such was not currently considered feasible in the foreseeable future by market participants given current market conditions.

Recent Offers Received

For projects in which we have received a bona fide written third party offer to buy our loan, or the borrower has received a bona fide written third party offer to buy the related project, we generally utilize the offer amount in cases in which the offer exceeded the valuation conclusion reached by the independent valuation firms. Such offers are only considered if the Manager deems the offer to be valid, reasonable, negotiable, and we believe the offeror has the financial wherewithal to execute the transaction.

As described above, historically, for purposes of determining whether a allowance for credit loss was required, the Manager primarily utilized a modeling technique known as residual analysis commonly used in our industry which is based on the assumption that development of our collateral was the highest and best use of the property. As of December 31, 2007, this methodology was undertaken with the use of a third-party firm that specializes in conducting valuations to assist the Manager in supporting our price and cost estimates based on available market data. During the first two quarters of 2008, our process was consistently applied as there was no indication of significant impairment in the value of our loan portfolio. The underlying collateral of our loans vary by stage of completion, which consists of either raw land (also referred to as pre-entitled land), entitled land, partially developed, or mostly developed/completed lots or projects.

As of December 31, 2007, this methodology was undertaken with the use of a third-party valuation specialist firm to assist the management in supporting our price and cost estimates based on available market participant data. During the first two quarters of 2008, our process was consistently applied as there was no indication of significant impairment in the value of our loan portfolio.

In the latter part of 2008 and part of 2009, the global and U.S. economies experienced a rapid decline resulting in unprecedented disruptions in the real estate, capital, credit and other markets. As a result of these factors, we recorded a provision for credit losses developed in the third quarter of 2008 using a development/residual analysis approach, reflecting lower pricing assumptions, slower absorption and a significant increase in discount factors to reflect current market participant risk levels.

IMH SECURED LOAN FUND, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar Amounts in Thousands)

NOTE 4 — MORTGAGE INVESTMENTS, LOAN PARTICIPATIONS AND LOAN SALES  – (continued)

In the fourth quarter of 2008, we engaged independent third-party valuation firms to assist with our analysis of the fair value of our loan portfolio as of December 31, 2008. As a result of this analysis, and given the significant change in the economic and real estate landscape, it was determined that our valuation model that assumed development of the collateral and employed various assumptions such as future real estate prices, absorption and various construction and sell-out periods, that were historically used for virtually every collateral type were no longer reasonably determinable for the majority of the collateral securing our portfolio loans. This determination was primarily based on the significant uncertainty in the real estate markets stemming from the liquidity freeze, lack of demand for developed property, the extended development and sales periods, and uncertainty with respect to the future pricing and development costs.

As such, in most cases, the appropriate valuation approach was deemed to be that using primarily current market comparable sales to establish fair values of our properties using current pricing data, which resulted in a significant decline in management’s estimates of fair values in relation to our previous valuation methodology.

In view of recent sales activity and the on-going volatility in the real estate markets, in the third quarter of 2009, we again engaged independent third-party valuation firms and other consultants to assist with the Manager’s analysis of fair value of our loan portfolio as of September 30, 2009, which was then updated for financial reporting as of December 31, 2009.

The following is a summary of the procedures performed in connection with our fair value analysis as of and for the year ended December 31, 2008 and 2009:

1.
Reviewed the status of each loan in our portfolio to ascertain the likelihood that we will collect all amounts due under the terms of the loans at maturity based on current real estate and credit market conditions.

2.	With respect to loans in our portfolio whose collection was deemed to be unlikely, we reviewed the portfolio to ascertain when the latest valuation of the underlying collateral was performed.

3.
Subjected our entire loan portfolio to independent third party valuation as of September 30, 2009, with a review and update of such valuations provided through December 31, 2009, to determine whether any material changes in industry or economic conditions warranted a change in the valuation conclusions formed at September 30, 2009.

4.
For the year ended December 31, 2009, we utilized the services of Cushman & Wakefield, a nationally recognized valuation firm, and other valuation firms to perform a valuation analysis for the selected projects. Cushman & Wakefield valued approximately 89% of the outstanding principal balance of our loan portfolio while other valuation firms valued the remaining 11%. For those valuations performed by valuation firms other than Cushman & Wakefield, we engaged Cushman & Wakefield to perform a review of the valuations and reports.

IMH SECURED LOAN FUND, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar Amounts in Thousands)

NOTE 4 — MORTGAGE INVESTMENTS, LOAN PARTICIPATIONS AND LOAN SALES  – (continued)

For the year ended December 31, 2008, the Manager engaged the services of Cushman & Wakefield to perform a valuation analysis for the selected projects. There were 30 loans selected for independent valuation that comprised approximately 75% of the outstanding principal balance of our loan portfolio as of December 31, 2008 (of which Cushman & Wakefield valued approximately 54% and other valuation firms valued 21%). In the year ended December 31, 2008, for projects for which a third-party valuation was conducted within the last nine months of 2008, which constituted 19% of the loan portfolio principal balances, the Manager reviewed each individual project to ascertain whether any material events had occurred that would cause a reduction in value since the latest valuation. For the balance of the portfolio in 2008, which represents approximately 6% of outstanding principal, the Manager reviewed the loan collateral classification (pre-entitled land, entitled land, or existing structure) and, based on the collective third party valuation results for similarly classified projects, applied the average discount in value to each of these loans, unless such collateral values were supported by other current valuation information.

5.
For loan collateral not subject to third-party valuation during the year ended December 31, 2008, we performed an analysis on selected assets utilizing a development approach, using observable and unobservable inputs available, to determine the fair value for the loan collateral. This analysis included estimating project development costs, projected carrying costs, such as property taxes, and estimated disposal costs. The cash flow streams were then discounted to present value to derive fair value.

6.
For projects in which we have received a bona fide written third party offer to buy our loan, or the borrower has received a bona fide written third party offer to buy the related project, we utilized the offer amount in cases in which the offer exceeded the valuation conclusion reached by the independent valuation firms. Such offers are only considered if the Manager deems the offer to be valid, reasonable and negotiable.

IMH SECURED LOAN FUND, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar Amounts in Thousands)

NOTE 4 — MORTGAGE INVESTMENTS, LOAN PARTICIPATIONS AND LOAN SALES  – (continued)

A summary of the results and key assumptions utilized by the Manager, as supported by the independent valuation firms to derive fair value, is as follows:

•
Very few of the precedent transactions that were analyzed satisfied the market value and fair value requirement that the price reflect the price of an orderly transaction, rather than that of a sale under duress or in markets in turmoil.

•
Inputs for use in the development valuation models were reported by the valuation firms to be inconsistent and reflective of a distressed market that had not yet stabilized for inputs into discounted cash flow or other financial models, such as absorption rates and timing, unit pricing and trends, discount rate, risk adjustment processes, or the like.

•
A distinction was made between owners under duress and properties under duress. Market values are determined based on the highest and best use of the real property being valued. When owners are under duress, as defined by applicable accounting guidance, prices of transactions in which they are involved must be viewed as at least potentially subject to duress as well. The valuation firms took this distinction into account in arriving at highest and best use conclusions and selecting appropriate valuation methodologies.

•
For 2009, the highest and best use for the majority of real estate collateral subject to third-party valuation was deemed to be held for investment and/or future development, rather than being subject to immediate development and/or sale. In determining fair value, the Manager utilized the “as is” sales comparable valuation methodology for 31 assets, the development approach for six assets, the income capitalization approach for four assets, and the cost approach for two assets, and we utilized offers received from third parties to estimate fair value for the remaining 14 assets. The Manager selected a fair value within a determinable range as provided by the valuation firm.

For2008, the highest and best use for the collateral on 24 of the 30 loans subject to third-party valuation was deemed to be held for investment and/or future development, rather than being subject to immediate development and/or sale. For each of these assets, a sales comparison approach was used as the valuation methodology, and six assets were classified as subdivisions, and two of which were valued by application of the development approach, two others were valued by application of the income capitalization approach, and two others were valued by application of a combination of these approaches.

•
For the projects which included either un-entitled or entitled land lacking any vertical or horizontal improvements, given the current distressed state of the real estate and credit markets, the development approach was deemed to be unsupportable because market participant data was insufficient or other assumptions were not reliably available from the valuation firm’s market research; the “highest and best use” standard in these instances required such property to be classified as “held for investment” purposes until market conditions provide observable development activity to support a valuation model for the development of the planned site. As a result, the valuation firms used a sales comparison approach using available data to determine fair value.

IMH SECURED LOAN FUND, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar Amounts in Thousands)

NOTE 4 — MORTGAGE INVESTMENTS, LOAN PARTICIPATIONS AND LOAN SALES  – (continued)

•
For the projects containing partially or fully developed lots, the development approach was generally utilized, with assumptions made for pricing trends, absorption projections, holding costs, and the relative risk given these assumptions. The assumptions were based on currently observable available market data.

•
For operating properties, the income approach, using the direct capitalization and discounted cash flow methods was used by the valuation firms. The anticipated future cash flows and a reversionary value were discounted to the net present value at a chosen yield rate. The assumptions were based on currently observable available market data.

For projects in 2008 other than those where the Manager relied primarily on the work of independent valuation firms, the Manager supplemented its analysis by utilizing a risk-adjusted cash flow model commonly used in our industry based on certain assumptions and market participant inputs to determine fair value, which presumed a development approach as highest and best use for such projects. To evaluate the collateral relating to these projects, the Manager performed different procedures depending on the stage of the collateral, which are described below, along with a summary of key assumptions utilized in our evaluations of fair value as follows:

•
For collateral to be developed, the initial unit sales price utilized was based on local market, comparable prices from non-distressed pricing from prior periods utilizing observable and unobservable data points, generally discounted by 20% or more. In general, the Manager assumed a price escalation utilizing the low end of a historical 3-year average look back for the last 10 years. We considered this a fair exchange price in an orderly transaction between market participants to sell the asset, assuming its highest and best use as determined by management, in the principal or most advantageous market for the asset.

•
For collateral to be developed, the additional development costs, operating and selling cost assumptions the Manager made were based on observable and unobservable cost estimates obtained from a cross section of industry experts and market participants.

•
For collateral consisting of partially complete or finished lots, development costs, operating and selling cost assumptions the Manager made were based on observable and unobservable cost estimates obtained from a cross-section of industry experts and market participants.

•
For collateral whose development is complete or nearly complete and which are expected to be leased initially to allow for stabilization of market prices before being sold, we utilized operating revenue and costs for comparable projects using current operating data obtained by the Manager. Based upon an assumed stabilization of applicable real estate markets, the Manager utilized unit sales prices comparable to historical pricing.

•
Based on the resulting net cash flows derived from the utilization of the above assumptions, we applied risk-adjusted annual discount rates ranging from 9.5% to 25% for 2008 and 10.5% to 30% for 2009 to the net cash flows, depending on the projected build-out term, the project type, the location and assumed project risk.

IMH SECURED LOAN FUND, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar Amounts in Thousands)

NOTE 4 — MORTGAGE INVESTMENTS, LOAN PARTICIPATIONS AND LOAN SALES  – (continued)

All of our portfolio loans were subject to valuation by independent third-party valuation firms and all of the valuation reports were delivered to us within 45 days of year-end. During the quarter ended December 31, 2009, we updated our assessment of certain loans and obtained certain updated valuations as a result of the near completion of planned improvements. Based on our assessment and the updated valuation obtained, we revised the allowance for credit loss recorded as of September 30, 2009. Additionally, we obtained updated third party offers and considered other changes to the status of underlying collateral. As a result of these updates, we adjusted our allowance for credit loss in the quarter ended December 31, 2009 as it pertains to these and other loans by reducing the allowance previously recorded and recording an offsetting credit to the provision for credit losses of $2,701.

Except for mortgage loans which are measured at fair value on a non-recurring basis for purposes of determining valuation with respect to our allowance for credit loss, no other assets or liabilities of the Fund are measured at fair value on a recurring or non-recurring basis. The following table presents the categories for which net mortgage loans are measured at fair value based upon the lowest level of significant input to the valuations as of December 31, 2008 and 2009:

	December 31, 2008		December 31, 2009
	Significant Unobservable Inputs (Level 3)	Total	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Description:
Net Mortgage Loans:
Pre-entitled Land:
Held for Investment	$3,936	$3,396	$—	$4,211	$4,211
Processing Entitlements	78,636	78,636	1,028	49,838	50,866
	82,573	82,573	1,028	54,049	55,077
Entitled Land;
Held for Investment	35,027	35,027	7,693	13,499	21,192
Infrastructure under Construction	33,045	33,045	459	29,939	30,398
Improved and Held for Vertical Construction	15,964	15,964	2,519	16,012	18,531
	84,036	84,036	10,671	59,450	70,121
Construction & Existing Structures:
New Structure – Construction in-process	15,267	15,267	3,860	12,359	16,219
Existing Structure Held for Investment	34,528	34,528	—	16,570	16,570
Existing Structure – Improvements	97,140	97,140	—	56,033	56,033
	146,935	146,935	3,860	84,962	88,822
Total	$313,544	$313,544	$15,559	$198,461	$214,020

Note: There are no mortgage loans that were measured at fair value using Level 1 inputs. Additionally, except for the offers received on specific properties from third parties which we use to determine fair value, which are considered at a Level 2 valuation, all other valuations are deemed to be Level 3.

IMH SECURED LOAN FUND, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar Amounts in Thousands)

NOTE 4 — MORTGAGE INVESTMENTS, LOAN PARTICIPATIONS AND LOAN SALES  – (continued)

The table presented below summarizes the change in balance sheet carrying values associated with the mortgage loans measured using significant unobservable inputs (Level 3) during the years ended December 31, 2008 and 2009. All mortgage loans were measured using significant unobservable inputs (Level 3) during the year ended December 31, 2008:

Mortgage Loans, Net
Balances, December 31, 2008	$313,544
Mortgage Loan Fundings	32,703
Mortgage Loan Repayments	(10,593)
Transfers into REO	(42,335)
Transfers in (out) of Level 3	(16,039)
Included in earnings – provision for credit losses	(78,819)
Balances, December 31, 2009	$198,461

Based on the results of our evaluation and analysis, we recorded a provision for credit losses of $296,000 and $79,299 for the years ended December 31, 2008 and 2009, respectively. We had recorded an overall provision for credit losses of $82,000 for the nine months ended September 30, 2009, but adjusted our estimate by $2,701 in the quarter ended December 31, 2009 as previously described. During the years ended December 31, 2008 and 2009, we also recorded impairment charges of $27,175 and $8,000 relating to the further write-down of certain real estate acquired through foreclosure during the respective periods. The impairment charge for assets acquired through foreclosure relates to the impairment of real estate owned assets deemed to be other than temporary. The provision for credit losses and impairment charges are reflective of the continued deterioration of the real estate markets and the sustained declining pricing of residential real estate in recent months combined with the continuing downturn in the commercial real estate markets.

As of December 31, 2008 and 2009, the allowance for credit loss totaled $300,310 and $330,428 (of which $328,060 relates to mortgage loans held to maturity and $2,368 relates to mortgage loans held for sale), respectively, representing 60.7% and 53.2%, respectively, of the total loan portfolio principal balances. With the existing allowance recorded as of December 31, 2008 and 2009, the Manager believes that as of that date, the fair value of the underlying collateral of the Fund’s loan portfolio is sufficient to protect the Fund against any loss of the net carrying value of loan principal or accrued interest, and that no additional allowance for credit loss is considered necessary.

While the above results reflect our assessment of fair value as of December 31, 2008 and 2009, based on currently available data and analysis completed to date, we will continue to evaluate our loan portfolio in fiscal 2010 to determine the adequacy and appropriateness of the allowance for credit loss. Depending on market conditions, the updates may yield materially different values and may potentially increase or decrease the allowance for credit loss.

IMH SECURED LOAN FUND, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar Amounts in Thousands)

NOTE 4 — MORTGAGE INVESTMENTS, LOAN PARTICIPATIONS AND LOAN SALES  – (continued)

A rollforward of the allowance for credit loss as of December 31, 2008 and 2009 follows:

	2008	2009
Balance at beginning of year	$1,900	$300,310
Provision for credit losses	296,000	79,299
Adjustment for amounts related to Advances to Fund Manager	2,410	—
Net charge offs	—	(49,181)
Balance at end of year	$300,310	$330,428

For 2008, the amount listed as Adjustment for amounts related to Advances to Fund Manager in the preceding table refers to the portion of the accretable discount distributed to the Manager, which gave rise to the Advances to Fund Manager presented on the Fund’s consolidated balance sheets, as described in Note 4 — “ Accretable Discounts on Acquired Loans ”. For 2009, the balance reflected in Net charge offs pertains to the portion of the carrying value charged off to the allowance for credit loss when transferred to Real Estate Acquired through Foreclosure on the Fund’s consolidated balance sheets.

Loan Classifications

The Fund classifies loans into categories for purposes of identifying and managing loan concentrations. As of December 31, 2008 and 2009, loan principal balances, net of the allowance for credit loss, by concentration category follows:

	December 31, 2008			December 31, 2008
	Amount	%	#	Amount	%	#
	(in thousands, except percentage and unit data)
Pre-entitled Land:
Held for Investment (1)	$7,178	1.2%	2	$13,834	2.5%	3
Processing Entitlements (2)	200,902	32.8%	12	185,608	34.1%	8
	208,080	34.0%	14	199,442	36.6%	11
Entitled Land:
Held for Investment	114,307	18.6%	17	101,942	18.8%	14
Infrastructure under Construction	57,908	9.4%	4	69,839	12.8%	5
Improved and Held for Vertical Construction	54,486	8.9%	5	47,227	8.7%	4
	226,701	36.9%	26	219,008	40.3%	23
Construction & Existing Structures:
New Structure – Construction in-process	43,814	7.1%	14	46,325	8.5%	16
Existing Structure Held for Investment	37,482	6.1%	5	23,640	4.3%	4
Existing Structure – Improvements	97,777	15.9%	3	56,033	10.3%	1
	179,073	29.1%	22	125,998	23.1%	21
Total	613,854	100%	62	544,448	100%	55
Less: Allowance for Credit Loss	(300,310)			(330,428)
Net Carrying Value	$313,544			$214,020

The Fund classifies loans into categories based on the underlying collateral’s projected end-use for purposes of identifying and managing loan concentrations and associated risks. As of December 31, 2008 and 2009, respectively, outstanding principal loan balances, net of the allowance for credit loss, by expected end-use, were as follows:

IMH SECURED LOAN FUND, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar Amounts in Thousands)

NOTE 4 — MORTGAGE INVESTMENTS, LOAN PARTICIPATIONS AND LOAN SALES  – (continued)

	December 31, 2008			December 31, 2009
	Amount	%	#	Amount	%	#
	(in thousands, except percentage and unit data)
Residential	$278,644	45.4%	37	$273,666	50.2%	35
Mixed Use	206,691	33.7%	11	177,308	32.6%	7
Commercial	127,449	20.8%	13	92,404	17.0%	12
Industrial	1,070	0.1%	1	1,070	0.2%	1
Total	613,854	100%	62	544,448	100%	55
Less: Allowance for Credit Loss	(300,310)			(330,428)
Net Carrying Value	$313,544			$214,020

The Manager estimates that approximately 58% of the allowance for credit loss at December 31, 2009 is attributable to residential-related projects, 40% to mixed use projects, and the balance to commercial and industrial projects.

Geographic Diversification

The Fund’s portfolio value is invested in mortgage investments where the primary collateral is located in various states. As of December 31, 2008 and 2009, the geographical concentration of loan principal balances, net of the allowance for credit loss, by state, follows:

	December 31, 2008					December 31, 2009
	Outstanding Principal	Allowance for Credit Loss	Net Carrying Amount	Percent	#	Outstanding Principal	Allowance for Credit Loss	Net Carrying Amount	Percent	#
Arizona	$294,362	$(128,499)	$165,863	52.9%	31	$281,492	$(162,639)	$118,853	55.5%	26
California	177,255	(124,422)	52,833	16.9%	20	181,390	(120,829)	60,561	28.3%	20
New Mexico	5,240	(637)	4,603	1.5%	2	5,241	(1,094)	4,147	1.9%	2
Texas	55,825	(5,781)	50,044	16%	4	11,102	(4,272)	6,830	3.2%	3
Idaho	49,578	(38,458)	11,120	3.5%	2	49,594	(38,981)	10,613	5.0%	2
Minnesota	16,590	—	16,590	5.3%	1	—	—	—	0.0%	0
Nevada	7,969	(1,876)	6,093	1.9%	1	7,984	(2,613)	5,371	2.5%	1
Utah	7,035	(637)	6,398	2.0%	1	7,645	—	7,645	3.6%	1
Total	$613,854	$(300,310)	$313,544	100%	62	$544,448	$(330,428)	$214,020	100.0%	55
Average Principal Outstanding	$9,901					$9,899

Borrower and Borrower Group Concentrations

Our investment guidelines provide that, at the time of origination, no single loan should exceed 10% of the total of all outstanding loans and that aggregate loans outstanding to one borrower or borrower group should not exceed 20% of the total of all outstanding loans. Following the origination of a loan, however, a single loan or the aggregate loans outstanding to a borrower or borrower group may exceed those thresholds as a result of changes in the size and composition of our overall portfolio. As of December 31, 2008, there was one individual borrower whose outstanding principal totaled $67,670 which was approximately 11% of our total mortgage loan principal balance outstanding (although at the time of origination, the principal balance was less than 10% of the total mortgage loan principal balance outstanding), and accounted for 13.4% of mortgage interest income during the year ended December 31, 2008. Additionally, at December 31, 2008, there was one borrowing group whose aggregate borrowings totaled $83.6 million, which represented approximately 13.6% of the Fund’s total mortgage loan principal balance outstanding at December 31, 2008 (although at the time of origination, the aggregate principal balance of loans to this borrowing group was less than 10% of the total mortgage principal balance outstanding). At December 31, 2008, these loans were in performing status.

IMH SECURED LOAN FUND, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar Amounts in Thousands)

NOTE 4 — MORTGAGE INVESTMENTS, LOAN PARTICIPATIONS AND LOAN SALES  – (continued)

As of December 31, 2009, there was one borrower whose outstanding principal totaled $69,126 which was approximately 12.7% of our total mortgage loan principal balance outstanding (although at the time of origination, the aggregate principal balance on these loans were less than 10% of the total mortgage principal balance outstanding), and accounted for 15.0% of mortgage interest income during the year ended December 31, 2009. In addition, as of December 31, 2009, there was one borrowing group, whose aggregate outstanding principal aggregated $97,918 which was approximately 18.0% of our total mortgage loan principal balance outstanding (although at the time of origination, the principal balances on these loans were less than 10% of the total mortgage principal balance outstanding) and collectively accounted for 21.7% of mortgage interest income during the year ended December 31, 2009. In addition, during the year ended December 31, 2009, one loan accounted for 12% of total mortgage interest income. This loan was foreclosed upon in July 2009.

The loan for $69,126 is classified as pre-entitled land – processing entitlements, while the loans totaling $97,918 consisted of a $56,033 loan classified as construction and existing structures – improvements and a $41,885 loan classified as entitled land – infrastructure under construction. The $69,126 loan, which was performing at December 31, 2008, matured and has been in default since the first quarter of 2009 and is currently in non-accrual status.

The loans totaling $97,918 were performing as of December 31, 2008 but entered default status in 2009 when both loans matured. In light of current market conditions, both loans were modified by the Manager in the third quarter of 2009, to extend the maturity dates to September 30, 2012, reduce the annual interest rates from 11.25% and 11.5%, respectively, to 8.25% and 7.53%, respectively, and allow for the subordination of our first lien position on one of the loans to an unaffiliated commercial bank in the amount of $14.0 million, subject to the Fund’s right to pay off or purchase this loan at any time prior to maturity at par. The subordination on the $14.0 million loan was granted in order to seek to better assure that the borrower had sufficient funds to complete its renovation project on the collateral property, thereby seeking to preserve and/or increase the value of our collateral. Additionally, in connection with the subordination, the Fund received a $4.0 million payment from the borrower which was applied to past due interest and a portion to principal. No principal or accrued interest was forgiven in the modification. Moreover, the current interest rates are slightly less but comparable to the spread over the prime rate of the prior loan rates and the Manager believes the reduction in the interest rate was reflective of then-current market rates given the extended maturity. As of December 31, 2009, these loans are in non-accrual status due to the shortfall in the combined current fair value of the underlying collateral.

IMH SECURED LOAN FUND, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar Amounts in Thousands)

NOTE 4 — MORTGAGE INVESTMENTS, LOAN PARTICIPATIONS AND LOAN SALES  – (continued)

In connection with the modification of one of these loans, the Fund took title to certain finished lots that served as part of the collateral under the loan in satisfaction of current and future interest due under the modified loan. While the Manager expects that the value of such lots may increase in the future, the current fair value of such lots as determined by current valuation was deemed to be below the amount of deferred interest agreed to with the borrower. Accordingly, at the time of conveyance of the property in the fourth quarter of 2009, the Fund recorded the fair value of the lots received as real estate owned assets and adjusted the allowance for credit loss for this loan accordingly. However, as a result of the previous allowance for credit loss recorded on these loans and the collective collateral available for these loans, there was no additional impairment recognized as a result of the modification. With the acceptance of such lots in satisfaction of current and future interest, the loan is considered to have no effective yield, and thus no interest income is expected to be recorded in the periods subsequent to September 30, 2009.

Mortgage Loan Participations and Whole Loans Sold

For purposes of meeting liquidity demands, the Fund has historically entered into the partial sale of loans through loan participation agreements with various third parties. Origination fees (points) paid to the participants in connection with the participation transactions were paid by the Manager in accordance with the operating agreement. No participations were issued during the years ended December 31, 2008 or 2009. Additionally, the Fund occasionally enters into agreements to sell whole loans to third parties, strictly for purposes of generating short-term liquidity when the Fund experienced a cash shortfall. While the Fund had no legal obligation to do so, the Fund repurchased these loans in every case prior to 2008. These loan sale transactions are reported on the consolidated statement of cash flows for the year ended December 31, 2007 as an investing activity.

Additionally, during the year ended December 31, 2008, the Fund was approached by a third party that offered to purchase a loan from the Fund at 101% of the loan’s par value. Due to the nature of this transaction, this transaction was treated as an investing activity in the consolidated statement of cash flows. While we may continue to participate or sell commercial mortgage loans as liquidity needs arise, the Manager historically has not expected that loan sales would occur in the ordinary course of business.

Given the Manager’s decision to suspend certain of our activities in order to seek to prevent impairment of our capital and operations and to assist us in our efforts to meet our remaining funding commitments, we believe that certain loans are likely to be sold or participated in the future. While we expect that any future loan participations or loan sales will also occur at or near par, due in part to current market conditions, there can be no assurance that this will be the case. In light of current economic conditions, it may be necessary for us to employ alternative structures for loan participations and loan sales. Except for the loan participation with the Manager discussed elsewhere and those described above, no other loan sales or loan participations were executed during the years ended December 31, 2008 or 2009.

For information regarding participations and whole loan sales, and repurchases thereof, involving the Manager, see Note 9.

Mortgage Loans Held for Sale

As of December 31, 2008, two loans with principal balances totaling $90,742 were identified and were being marketed for sale. During 2009, the Fund elected not to sell either of these loans, and reclassified them to loans held to maturity. One of these loans was ultimately foreclosed upon by us in the third quarter of 2009. At December 31, 2009, the Fund has reflected three loans with carrying values totaling $3,207, net of allowance for credit loss of $2,368, as held for sale. The sale of such loans occurred subsequent to December 31, 2009 at their approximate carrying values.

IMH SECURED LOAN FUND, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar Amounts in Thousands)

NOTE 4 — MORTGAGE INVESTMENTS, LOAN PARTICIPATIONS AND LOAN SALES  – (continued)

Accretable Discounts on Acquired Loans

In the fourth quarter of 2007, the Fund purchased a co-lender’s 90% portion of a note in which the Fund previously held a 10% participation, resulting in the Fund becoming the sole lender under the note. The note was purchased for $7,000 at a discount from its face amount and the combined carrying value of the Fund’s basis in the notes totaled approximately $9,300 at the time of purchase. The contractual amount due under the loan at the date of acquisition was approximately $40,800, of which the Manager estimated to collect approximately $26,700 at the date of purchase, resulting in an estimated total accretable yield of $16,000.

Based on the terms of the Fund’s operating agreement, the total anticipated gain on the transaction was to be split 75% to the Fund and 25% to the Manager. The portion of the estimated gain (i.e., accretable discount) pertaining to the Fund was being accreted into interest income over the estimated remaining life of the loan during 2008 and added to the loan receivable balance, in accordance with applicable accounting guidance. The portion of the estimated gain pertaining to the Manager was distributed to the Manager on a monthly basis and also added to the loan balance.

The Manager initially estimated the loan payoff period to be 12 months from the date of acquisition. However, based on economic conditions and events occurring in the latter part of 2008, the Manager re-evaluated the loan and concluded that the timing and amount of collection of the receivable was undeterminable as of September 30, 2008. As a result, as of December 31, 2008 the Fund recorded an allowance for credit loss of $15,525 which included the amount of interest income accreted during the year ended December 31, 2008 of $7,230, and the amount distributed to the Manager of $2,410. Concurrently, the Fund recorded an advance to the Manager equal to the total amount distributed to the Manager during the year ended December 31, 2008 of $2,410. At December 31, 2009, the allowance for credit loss on this loan totaled $24,999.

The advance to the Manager and related accrued interest was partially repaid during the year ended December 31, 2009, resulting in a balance of $1,367 at December 31, 2009. See Note 9 for additional information concerning the advance to the Manager. The Manager will continue to evaluate the timing and collectability of notes purchased at discount in accordance with applicable accounting guidance.

In December 2009, the borrower exited bankruptcy pursuant to an approved plan of reorganization at which time the note was restructured and the loan balance, along with the related debtor-in-possession (DIP) loan, was reaffirmed. At December 31, 2008 and 2009, the outstanding principal of the loan was $20,149 and $28,510 (including the prior DIP loan balance), respectively, and carrying value of the loan was $4,624 and $3,511, respectively. As a result of the shortfall in the current fair value of the underlying collateral, the loan is in non-accrual status and the Fund is not accreting any amounts into income as of December 31, 2009.

IMH SECURED LOAN FUND, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar Amounts in Thousands)

NOTE 5 — REAL ESTATE HELD FOR DEVELOPMENT OR SALE

Real estate owned assets consist primarily of properties acquired as a result of foreclosure or purchase and are reported at the lower of cost or fair value, less estimated costs to sell the property. Under GAAP, the foreclosure of a loan and the recording of real estate owned assets are deemed to be a conversion of a monetary asset to a long-lived asset. Further, such assets are valued as fair value at the foreclosure date and this fair value becomes the new basis for financial reporting purposes.

Real estate owned assets are reported as either held for development or held for sale, depending on the Manager’s plans with respect to such assets. At December 31, 2008, all of the Fund’s real estate owned portfolio totaling $62,781 was held for development. The Manager has established an asset management function to manage the activities of any projects acquired through foreclosure or by other means. Additionally, during the year ended December 31, 2009, the Manager, on behalf of the Fund, engaged the services of an outside asset management consultant to assist us in the determination of our specific asset disposition strategy. The consultant receives $110 per month for its services, which include the preparation of analyses to evaluate various alternatives to determine the highest and best use for the development and ultimate liquidation of the projects and is reflected in professional fees in the accompanying consolidated statement of operations. The Manager continues to evaluate various alternatives for the ultimate disposition of these investments, including partial or complete development of the properties or disposal of the properties on an as-is basis. Project development alternatives may include, either through joint venture or on a project management basis, the development of the project through entitlement, completion of various improvements or complete vertical construction. During the year ended December 31, 2009, and in prior periods, the Manager has been approached on an unsolicited basis by third parties expressing an interest in purchasing certain real estate owned assets. However, the Manager has not developed or adopted any formal plan to dispose of these assets to date. Accordingly, except for those assets designated for sale, no other real estate assets are reflected as held for sale. At December 31, 2009, the Fund classified four real estate assets as held for sale totaling $12,082 and the balance of $92,149 as held for development. During 2009, we sold various individual residential units held in our real estate portfolio for approximately $1,083 which approximated the carrying value of such assets.

During the year ended December 31, 2008, we acquired nine real estate assets through foreclosure of the related mortgage loans with a carrying value of approximately $47,479 at December 31, 2009. Additionally, in the first quarter 2008, we purchased certain real estate with a current carrying value of approximately $7,345 located in Arizona that is contiguous to the real estate that secures certain loans in our loan portfolio, in an effort to seek to maintain and enhance the overall project value. All real estate owned by us is located in California, Arizona, Texas and Minnesota.

During the year ended December 31, 2009, we acquired six real estate assets through foreclosure of the related mortgage loans with a carrying value of $42,610 as of December 31, 2009. In addition, during 2009, in connection with the modification of a loan, we acquired certain real estate that served as part of the collateral under the loan in satisfaction of current and future interest due under the modified loan. The lots received were recorded at their current fair value as of the date of receipt in the amount of $2,614.

IMH SECURED LOAN FUND, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar Amounts in Thousands)

NOTE 5 — REAL ESTATE HELD FOR DEVELOPMENT OR SALE  – (continued)

Subsequent to December 31, 2009, the Fund entered into a settlement agreement in connection with certain litigation that requires the Fund to purchase certain golf memberships attributed to certain residential lots owned by the Fund that were acquired through foreclosure in 2008. We have recorded the liability for the settlement and the related value of the golf membership rights based on the amount that the Fund is required to pay for such memberships, or $4,182.

Costs related to the development or improvement of the real estate assets are generally capitalized and costs relating to holding the assets are generally charged to expense. Cash outlays for the purchase of real estate totaled $7,281 and capitalized development costs totaled $1,292 during the year ended December 31, 2008. Cash outlays for capitalized development costs totaled $4,805 during the year ended December 31, 2009. In addition, costs and expenses related to operating, holding and maintaining such properties, which were expensed and included in operating expenses for real estate owned in the accompanying consolidated statement of operations, totaled approximately $120 and $5,002 (of which $2,415 relates to property taxes) for the years ended December 31, 2008 and 2009, respectively. The nature and extent of future costs for such properties depends on the level of development undertaken, the number of additional foreclosures and other factors.

Valuation of Real Estate Held for Development

Valuation of real estate owned assets is based on the Manager’s intent and ability to execute its disposition plan for each asset and the proceeds to be derived from such disposition, net of selling costs, in relation to the carrying value of such assets. Real estate owned assets for which the Manager determines it is likely to dispose of such assets without further development is valued on an “as is” basis based on current valuations using comparable sales. If the Manager determines that it has the intent and ability to develop the asset over future periods in order to realize a greater value, the Manager will perform a valuation on an “as developed” basis, net of selling costs but without discounting of cash flows, to determine whether any impairment exists. The Manager does not write up the carrying the value of assets if the proceeds from disposition are expected to exceed the carrying value of such asset. Rather, any gain from the disposition of such assets is recorded at the time of sale.

During the years ended December 31, 2008 and 2009, we recorded impairment charges of $27,175 and $8,000 relating to the impairment in value of real estate owned assets, deemed to be other than temporary impairment. As of December 31, 2008, 2% of real estate owned assets were valued on an “as is” basis while 98% were valued on an “as developed” basis. As of December 31, 2009, 48% of real estate owned assets were valued on an “as is” basis while 52% were valued on an “as developed” basis. Certain real estate owned assets with a carrying value of $1,258 as of December 31, 2008 valued on an “as-developed” basis was changed to an “as is” valuation as of December 31, 2009 due to the Manager’s assessment that development of this project was not deemed to be feasible and because the impairment in carrying value was deemed to be other than temporary.

IMH SECURED LOAN FUND, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar Amounts in Thousands)

NOTE 6 — MEMBER DISTRIBUTIONS, ACCUMULATED DEFICIT, REDEMPTIONS AND INCOME TAXES

Member Distributions Reinvested and Distributions Payable to Members

Historically, the members of the Fund elected to either reinvest distributable monthly earnings or to have earnings distributed to them in cash. Effective October 1, 2008, we suspended the option allowing members to reinvest monthly distributions. See Note 1 for further discussion. Historically, the Fund distributed monthly an amount approximating GAAP earnings from operations to the members of the Fund. The monthly distribution was periodically adjusted based on available retained earnings, if any (otherwise referred to as the Loan Loss Reserve in the Fund’s operating agreement). Interest income earned on the loan portfolio was computed and allocated to members based on daily pro rate ownership in the Fund. Expenses and other components of net earnings were computed and allocated to members at month-end on a similar basis. For the years ended December 31, 2007, 2008 and 2009, the Fund’s total net distributions to members were $46,920, $64,051, and $11,706, respectively, which translated into net distributions of $1,102.72, $951.27, and $160.27 per weighted average membership units outstanding over the same periods, respectively. Distributions designated for reinvestment were added to the respective members’ capital balances at each month-end.

Distributions reinvested, which is a non-cash transaction, totaled approximately $26,165, $23,191, and $0 for the years ended December 31, 2007, 2008, and 2009, respectively. Distributions that members elect to take in cash were historically generally remitted within 10 business days following each month-end. Distributions payable in cash totaled approximately $4,963 and $0 at December 31, 2008 and 2009, respectively, and were charged to Members’ Equity and classified as Distributions Payable to Members in the accompanying consolidated balance sheets as of the reporting date.

Retained Earnings (Accumulated Deficit)

The operating agreement includes a provision for the accumulation, at the discretion of the Manager, of a “Loan Loss Reserve” to be used to offset certain payments or fees due on loans in default or foreclosure. The Loan Loss Reserve has historically been maintained in a segregated cash account. It is not a loss reserve that constitutes an expense as defined under GAAP or for income tax purposes. It consists of net earnings that have been previously allocated to members of the Fund and included in the members’ taxable income, but which have not been distributed to the members, also known as retained earnings under GAAP. The entire retained earnings balance was depleted as of December 31, 2008 as a result of the recording of the provision for credit losses. Upon a member’s complete withdrawal from the Fund, the net amount of the Loan Loss Reserve allocable to the withdrawing member was historically paid to the member as a part of the full redemption of the member’s membership units in the Fund. During the years ended December 31, 2007 and 2008, retained earnings of $132 and $43, respectively, were paid to members of the Fund under this provision. There were no such amounts distributed in 2009 as the Fund had an accumulated deficit and no such amounts were available for distribution.

IMH SECURED LOAN FUND, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar Amounts in Thousands)

NOTE 6 — MEMBER DISTRIBUTIONS, ACCUMULATED DEFICIT, REDEMPTIONS AND INCOME TAXES  – (continued)

Redemptions

Prior to suspending the acceptance of redemption requests in October 2008, the Fund historically provided members of the Fund with a limited option to redeem their units. Generally, redemptions were paid once a month, on the first business day of the month. After meeting the minimum holding period of 60 days, a member was able to request redemption by providing the Manager, in writing, with a “Redemption Notice,” subject to certain limitations. For example, prior to redeeming any units, the Manager was to first ensure that the payment of the redemption would not impair the liquidity or operations of the Fund. To the extent the Manager determined there were funds to satisfy redemption requests, the units were generally redeemed on a first-come, first-served basis. There was no guarantee that funds would be available for requested redemption payments. Effective October 1, 2008, the Manager elected to, among other actions, suspend the payment of all redemption requests and the acceptance of additional redemption requests. Full and partial redemptions, including retained earnings paid on full redemptions, totaled approximately $57,790, $120,506, and $0 for the years ended December 31, 2007, 2008, and 2009, respectively.

Income Taxes (Unaudited)

The Fund files income tax returns in the U.S. federal jurisdiction and four states. The Fund is a pass through entity for income tax purposes whereby any income tax liabilities or benefits are attributable to the Fund’s members. Any amounts paid by the Fund for income taxes would be accounted for as transactions with the Fund’s members.

The federal and state income tax returns of the Fund for 2008, 2007, and 2006 are subject to examination by the IRS and state taxing authorities, generally for three years for the federal returns and four years for state returns after they were filed. The Manager believes that there are no uncertain tax positions taken in the Fund’s income tax returns.

There are various permanent and timing differences between amounts reported in the accompanying consolidated statements of operations and the amount and nature of taxable earnings. Certain interest income is not suspended for loans that are deemed non-accrual for financial statement reporting purposes. Additionally, certain expenses may be capitalized as part of the basis in real estate held for sale and/or as additional amounts due the Fund, for income tax purposes, which is different from the treatment of these items under GAAP. Since the Fund is taxed as a partnership, there are no deferred tax assets or liabilities as a result of these differences.

A reconciliation between the Fund’s earnings under GAAP and reported taxable earnings for 2009 follows (in thousands, except per unit data):

	(Unaudited)
	Amount	Per Unit
Net Loss for Financial Reporting	$(74,477)	$(1.02)
Includable as Taxable Income:
Interest due on loans in non-accrual status in excess of amount accrued for financial reporting purposes	3,787	(0.05)
Losses required for Financial Reporting but not allowable as a tax loss until actually realized	87,299	1.20
Portion of itemized expenses not deductable under specific tax regulations	6,482	0.09
Subtotal	97,568	1.34
Items deductible from taxable income:
Capital loss for loans transferred to real estate owned (included in taxable earnings in prior periods)	(52,923)	(0.72)
Subtotal	(52,923)	(0.72)
Net Earnings for income tax reporting	$(29,832)	$(0.41)

IMH SECURED LOAN FUND, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Certain loans are also structured such that the entire interest reserve, construction draws or other loan related costs are deemed contractually disbursed at the initial funding and are therefore included in the loan’s outstanding principal balance. With this structure, the borrower pays interest on disbursed and undisbursed portions of the loan amount for all or part of the loan’s life. The amount of interest reserve, which represents unearned income and other loan related costs not disbursed but included in loan principal balances, is carried as a liability of the Fund until earned, and are reported as Unearned Income and Other Funds Held. A summary of Unearned Income and Other Funds Held as of December 31, 2008 and 2009 follows:

	2008	2009
Tenant Deposits	—	121
Deferred Income – Loan Fees	—	93
Construction and Other Costs	39	—
Total	$39	$214

NOTE 8 — NOTES PAYABLE

Subsequent to December 31, 2009, the Fund entered into a settlement agreement with respect to certain litigation involving the responsibility and ownership of certain golf club memberships attributable to certain property acquired by the Fund through foreclosure. Under the terms of the settlement agreement, the Fund agreed to execute two promissory notes for the golf club memberships totaling $5,310. The notes are secured by the security interest on the related lots, are non-interest bearing and mature on December 31, 2012. Due to the non-interest bearing nature of the loans, in accordance with applicable accounting guidance, we imputed interest on the notes at the Fund’s incremental borrowing rate of 12% per annum and recorded the notes net of the discount of $1,128, or $4,182. The discount will be amortized to interest expense over the term of the loan.

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

Subsequent to December 31, 2009, the Fund, through wholly-owned subsidiaries, secured financing from two lenders totaling $12,500 for the purpose of funding remaining loan obligations, anticipated development costs for real estate owned, and working capital needs. One such borrowing is for a total of $9,500, bears interest at 12% per annum and requires monthly payments of interest only. The loan has an initial maturity of March 2011 but may be extended for two additional six month periods. The loan is secured by one of the Fund’s real estate owned assets with a carrying value at December 31, 2009 of $23,064 and an assignment of rents and tenant notes receivable derived from the property. The Fund has also provided a guarantee for such debt.

IMH SECURED LOAN FUND, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar Amounts in Thousands)

NOTE 8 — NOTES PAYABLE  – (continued)

The second borrowing is for a total of $3,000, bears interest at 12% per annum, requires monthly payments of interest only, and matures in February 2012. The loan is secured by one of the Fund’s real estate owned assets with a carrying value at December 31, 2009 of $2,805 and a Fund loan with a current carrying value of $7,176.

NOTE 9 — MANAGEMENT FEES AND RELATED PARTY ACTIVITY

Management Fees

For managing the Fund, the Fund’s operating agreement provides that the Manager is entitled to a 25 basis point annualized fee, payable monthly, based on our total mortgage loan principal balance at each month-end, excluding loans in non-accrual status and other non-performing assets. Management fees incurred for the years ended December 31, 2007, 2008 and 2009 totaled approximately $968, $1,139 and $574, respectively. As of December 31, 2008 and 2009 the Manager was owed $106 and $55, respectively, for management fees.

In addition, under the Fund’s operating agreement, the Manager is entitled to 25% of any amounts recognized in excess of the Fund’s principal and note rate interest due in connection with loans held in whole or in part by the Fund. During the years ended December 31, 2007, 2008 and 2009, the Manager earned $101, $401, and $0, respectively, in connection with this arrangement, which is reported net of mortgage loan income in the accompanying consolidated statements of net earnings. As of December 31, 2008 and 2009, no amounts were due to the Manager under this arrangement.

In connection with the recording of an allowance for credit loss on a loan for which the Manager previously received certain amounts in accordance with this provision, we recorded a receivable from the Manager totaling $2,410. The advance to the Manager bears interest at 10% per annum and all unpaid accrued interest and principal is due September 30, 2011. For the years ended December 31, 2008 and 2009, the interest earned on this receivable totaled $61 and $146, respectively. Any unpaid interest under this note is added to the outstanding principal, and is included in advances to Fund Manager in the accompanying consolidated balance sheets as of December 31, 2008 and 2009. The advance to the Manager and related accrued interest was partially repaid during 2009, resulting in balances of $2,471 and $1,367 at December 31, 2008 and 2009, respectively. The Manager anticipates that the outstanding balances at December 31, 2009 will only be paid upon satisfaction of the related loan.

Under the terms of the operating agreement, the Fund is responsible for the payment of expenses or costs related to defaulted loans, foreclosure activities, or property acquired through foreclosure. In connection with the loan defaults and foreclosure activities of the Fund during 2008, the Manager incurred certain direct costs which were reimbursable by the Fund under the operating agreement. For the year ended December 31, 2008, the Manager incurred $527 in default and foreclosure related costs, which is included in Default Related and Other Fund Expenses in the accompanying consolidated statement of operations. The Manager is also entitled to a reimbursement for the payment of various professional fees incurred on behalf of the Fund in connection with such activities totaling $140 and $46 as of December 31, 2008 and 2009, respectively. Additionally, the Manager is entitled to certain earned but unpaid administrative fees totaling $262 as of December 31, 2008, which are also included in Payables to the Manager. These amounts were also included in Payables to the Manager on the accompanying consolidated balance sheet as of December 31, 2008. During 2009, the majority of such expenses were paid directly by the Fund.

IMH SECURED LOAN FUND, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar Amounts in Thousands)

NOTE 9 — MANAGEMENT FEES AND RELATED PARTY ACTIVITY  – (continued)

In connection with the modification of certain loans in 2008, the borrowers and the Manager agreed to defer the payment of related processing and administrative fees due to the Manager until the payoff of the respective loans. As such, the Fund recorded the related processing and administrative fees payable for these transactions, which totaled $619, in payables to the Manager in the accompanying consolidated balance sheet as of December 31, 2008. The loans relating to these deferred fees were foreclosed upon in 2009 and were not collected by the Fund or the Manager. As such, the liability was written off and offset against the Fund’s basis in such assets at the time of foreclosure. In 2009, the Manager agreed to defer the collection of loan fees earned on certain modifications until the Fund had sufficient liquidity to pay such amounts, but these amounts are payable on demand at the request of the Manager. At December 31, 2009, the deferred loan origination and processing fees payable to the Manager under this arrangement totaled $3,191. Subsequent to the year ended December 31, 2009, $950 of this amount was paid to the Manager.

For loans originated on behalf of the Fund, the Manager receives all of the revenue from loan origination, modification and processing fees (points) and other related fees, which are paid by the borrower. For the years ended December 31, 2007, 2008, and 2009, the Manager earned origination, processing and other related fees of approximately $28,595, $21,315, and $10,596, respectively, substantially all of which were earned on loans funded by the Fund. These amounts include fees earned from the expiration of refundable loan fees previously collected, which were refundable to the borrower in the event of loan payoff by a specified date. In addition, as of December 31, 2009, an allowance for credit loss was recorded against the principal balance of a loan which was in excess of the modification fees earned for the year ended December 31, 2009.

Related Party Investments and Borrowings

At December 31, 2008 and 2009, the total investment by the officers and directors of the Manager totaled $480 for each period. The Manager has no direct capital investment and owns no units in the Fund.

Under the operating agreement, the Fund has the ability to borrow but, as of December 31, 2008 and 2009, has no borrowings. However, from time to time the Fund requires additional liquidity to fund loans. Accordingly, when such a need arises, the Manager has participated in or purchased whole loans at par value from the Fund. The loans participated or purchased by the Manager are concurrently pledged by the Manager with a commercial bank as collateral on a line of credit which has an advance rate of approximately 75% of the Fund’s participated loan balance. The proceeds from these borrowings and the Manager’s working capital were used to fund the participation or purchase. During the period in which the Manager retains any interest in a Fund loan, all related interest paid to the Fund is passed to the Manager, and the Fund records interest income and an equal amount of interest expense on borrowings from the Manager in the accompanying statements of earnings. In addition, the Manager pays all bank fees and other costs associated with the transaction, which has no impact on the Fund’s financial statements.

IMH SECURED LOAN FUND, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar Amounts in Thousands)

NOTE 9 — MANAGEMENT FEES AND RELATED PARTY ACTIVITY  – (continued)

In cases of whole loan sales or participations issued to the Manager, the transactions have historically been consummated at par value. We have historically repurchased loans from the Manager, although we are not obligated to do so. The sales of whole loans and participations issued to the Manager are accounted for as secured borrowings, and are separately identified in our consolidated financial statements. No loans were sold to or participated with the Manager during the years ended December 31, 2008 or 2009.

At December 31, 2009, the Manager maintained a line of credit with a bank with a total borrowing capacity of $2,520. This line expired on April 1, 2010, and was extended to May 31, 2010, subject to a reduced borrowing capacity of $827. Accordingly, we have limited access to additional liquidity under this line of credit. The line of credit bears interest rate at the Prime Rate plus 1.5% per annum, with a floor of 5.5% per annum (5.5% at December 31, 2009). During the year ended December 31, 2009, the Manager drew $6,000 under this line to provide liquidity for us and repaid principal of $4,392 under this line commensurate with principal paydowns received from related borrowers, resulting in a balance at December 31, 2009 of $1,608. While not considered direct loan participations, the line of credit is collateralized by specific loans held by us and underlying deeds of trust and a guarantee of the Manager’s chief executive officer.

For the years ended December 31, 2007, 2008 and 2009, the interest incurred on the borrowings described above totaled approximately $390, $0 and $267, respectively, which have been recorded in the accompanying statements of net earnings as interest expense on borrowings from the Manager.

NOTE 10 — COMMITMENTS AND CONTINGENCIES

Undisbursed loans-in-process and interest reserves reflected on the accompanying consolidated balance sheets generally represent the unfunded portion of construction loans pending completion of additional construction, and interest reserves for all or part of the loans’ terms. As of December 31, 2008 and 2009, undisbursed loans-in-process and interest reserves balances were as follows:

	December 31, 2008			December 31, 2009
	Loans Held to Maturity	Loans Held for Sale	Total	Loans Held to Maturity	Loans Held for Sale	Total
Undispersed Loans-in-process per Note Agreement	$66,035	$32,633	$98,668	$63,001	$—	$63,001
Less: amounts not to be funded	(39,461)	(13,767)	(53,228)	(47,026)	—	(47,026)
Undispersed Loans-in-process per Financial Statements	$26,574	$18,866	$45,440	$15,975	$—	$15,975

A breakdown of loans-in-process expected to be funded is presented below:

	12/31/08	12/31/09
Loans-in-Process Allocation:
Construction Commitments	$41,085	$3,731
Unfunded Interest Reserves	4,314	7,524
Deferred Loan Fees due to Manager	—	2,360
Reserve for Protective Advances	—	654
Taxes and Other	41	1,706
Total Loan-in-Process	$45,440	$15,975

IMH SECURED LOAN FUND, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar Amounts in Thousands)

NOTE 10 — COMMITMENTS AND CONTINGENCIES  – (continued)

While the contractual amount of unfunded loans in process and interest reserves totaled $98,668 and $63,001 at December 31, 2008 and 2009, respectively, the Manager estimates that we will fund approximately $15,975 subsequent to December 31, 2009. Of the $15,975 expected to be funded, $7,524 relates to unfunded interest reserves on a recently restructured loan, $3,731 relates to anticipated borrower construction or operating costs, $2,360 relates to deferred loan fees payable to the Manager, $1,706 relates to tax related reserves and $654 relates to reserves for protective advances not required under the terms of the loan agreement but that the Manager expects to fund to protect our interest in the asset. The difference of $47,026, which is not expected to be funded, relates to loans that are in default, loans that have been modified to lower the funding amount, and loans whose funding is contingent on various project milestones, many of which have not been met to date and are not expected to be met given current economic conditions. Accordingly, these amounts are not reflected as funding obligations in the accompanying consolidated balance sheet. With available cash and cash equivalents of $963 at December 31, 2009, scheduled loan payoffs, the suspension of member redemptions, the suspension of new loan request fundings, debt financing secured for the Fund subsequent to year end, and other available sources of liquidity, including potential loan participations, loan sales or sales of real estate owned assets, we expect to meet our obligation to fund these undisbursed amounts in the normal course of business. See Note 1 for discussion of the Fund’s liquidity.

At December 31, 2009, one of the Fund’s borrowers had established unfunded interest reserves, no borrowers had funded interest reserves, one borrower prepaid interest on the related note through the conveyance of certain real estate, and the remaining 53 of the Fund’s borrowers were obligated to pay interest from their own alternative sources. At December 31, 2008, 18 of the Fund’s borrowers had established either funded or unfunded interest reserves, and 44 of the Fund’s borrowers were obligated to pay interest from their own alternative sources. As noted in the table above, we had $4,314 of remaining interest reserves on six loans totaling $119,314 million at December 31, 2008 and $7,524 of remaining interest reserves on one loan totaling $28,510 million at December 31, 2009. In addition, we had deposited interest reserves into a controlled disbursement account (not reflected on our consolidated balance sheets) of $8,109 on 14 loans totaling $271,300 at December 31, 2008, and none at December 31, 2009. These funded interest reserves are not included in the accompanying balance sheets due to the fiduciary nature of such accounts.

During the years ended December 31, 2007, 2008 and 2009, the Fund recognized $35,577, $16,784 and $3,807, respectively, in mortgage loan interest which was satisfied by the use of unfunded interest reserves, which represented approximately 74%, 26% and 18% of total mortgage loan interest income, respectively. Additionally, during the years ended December 31, 2007, 2008 and 2009, the Fund recognized $744, $19,670 and $8,210, respectively, in mortgage loan interest which was satisfied by the use of funded interest reserves, which represented approximately 2%, 30% and 38% of total mortgage loan interest income, respectively.

The operating agreement is for the life of the Fund. Only under specified circumstances and with the vote of a majority of Fund members can the Manager be replaced as manager. In that case, if no replacement manager were selected, the Fund would dissolve.

The Manager and its affiliates are subject to oversight by various state and federal regulatory authorities, including, but not limited to, the Arizona Corporation Commission, or ACC, the Arizona Department of Revenue, the Arizona Department of Financial Institutions (Banking), the United States Securities and Exchange Commission, or SEC and the Internal Revenue Service, or IRS.

IMH SECURED LOAN FUND, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar Amounts in Thousands)

NOTE 10 — COMMITMENTS AND CONTINGENCIES  – (continued)

In December 2004, and pursuant to several supplemental requests thereafter, the ACC requested certain information pertaining to the operations of the Fund and the Manager, and the Manager responded to all requests made by the ACC. Neither the Manager nor the Fund had any communication from the ACC from November 2005 until July 2009. In July 2009, the ACC requested from the Manager information concerning certain affiliates of the Manager. Following a response by the Manager to this request, and a meeting by certain of our representatives with the ACC in October 2009, we were notified by a representative of the ACC in December 2009 that the ACC did not have any further information requests and had ceased its inquiry.

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

Following the suspension of certain of our activities, including the suspension of member redemptions, certain members have requested that their redemption requests be honored due to financial hardships or other reasons. In each instance, we have responded that we will not grant such requests at this time and we are treating all members uniformly. While neither the Manager nor us has been served with any lawsuits from members, certain members have filed grievances with the SEC and possibly other regulatory agencies related to the Manager’s administration of the Fund.

Our income tax returns have not been examined by taxing authorities and all statutorily open years remain subject to examination.

IMH SECURED LOAN FUND, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar Amounts in Thousands)

NOTE 11 — SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Selected quarterly results of operations and other financial information for the four quarters ended December 31, 2008 and 2009 follows:

	2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
INTEREST AND FEE INCOME
Interest and Fee Income	$16,604	$17,067	$17,536	$16,213	$67,420
EXPENSES
Total Operating Expenses	370	379	855	928	2,532
Provision for Credit Losses	—	—	41,130	254,870	296,000
Impairment Charge	—	—	1,300	25,875	27,175
Total Expenses	370	379	43,285	281,673	325,707
Net Earnings (Loss)	$16,234	$16,688	$(25,749)	$(265,460)	$(258,287)
Earnings per Weighted Average Units Outstanding	$269.48	$255.02	$(368.96)	$(3,634.55)	$(3,835.96)
Distributions to Members per Weighted Average Membership Units Outstanding	$265.66	$252.62	$238.26	$203.84	$951.27
Weighted Average Units Outstanding for Period	60,242	65,442	69,788	73,038	67,333
Earnings Components:
Distributed	$7,583	$7,889	$10,500	$14,888	$40,860
Reinvested	8,421	8,643	6,128	—	23,191
Distributed or Reinvested	16,004	16,532	16,628	14,888	64,051
Retained	230	157	(42,377)	(280,348)	(322,338)
Net Earnings	$16,234	$16,689	$(25,749)	$(265,460)	$(258,287)
Earnings per Weighted Average Units Outstanding, by Component
Distributed or reinvested	$265.66	$252.62	$238.26	$203.84	$951.27
Retained Earnings	3.82	2.40	(607.22)	(3,838.39)	(4,787.23)
	$269.48	$255.02	$(368.96)	$(3,634.55)	$(3,835.96)

IMH SECURED LOAN FUND, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar Amounts in Thousands)

NOTE 11 — SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)  – (continued)

	2009
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
INTEREST AND FEE INCOME
Interest and Fee Income	$11,974	$5,621	$3,155	$1,772	$22,522
EXPENSES
Total Operating Expenses	898	2,481	2,546	3,775	9,700
Provision for Credit Losses	—	—	82,000	(2,701)	79,299
Impairment Charge	—	—	8,000	—	8,000
Total Expenses	898	2,481	92,546	1,074	96,999
Net Earnings (Loss)	$11,076	$3,140	$(89,391)	$698	$(74,477)
Earnings per Weighted Average Units Outstanding	$151.64	$43.00	$(1,223.88)	$9.54	$(1,019.70)
Distributions to Members per Weighted Average Membership Units Outstanding	$132.67	$27.60	—	—	$160.27
Weighted Average Units Outstanding for Period	73,038	73,038	73,038	73,038	73,038
Earnings Components:
Distributed	$9,690	$2,016	—	—	$11,706
Reinvested	—	—	—	—	—
Distributed or Reinvested	9,690	2,016	—	—	11,706
Retained	$1,386	$1,124	$(89,391)	$698	(86,183)
Net Earnings	$11,076	$3,140	$(89,391)	$698	$(74,477)
Earnings per Weighted Average Units Outstanding, by Component
Distributed or reinvested	$132.67	$27.60	—	—	$160.27
Retained Earnings	$18.97	$15.40	$(1,223.88)	$9.55	$(1,179.97)
	$151.64	$43.00	$(1,223.88)	$9.55	$(1,019.70)

The average of each quarter’s weighted average membership units in the Fund does not necessarily equal the weighted average membership units in the Fund outstanding for the year and, therefore, individual quarterly weighted earnings per unit do not equal the annual amount.

During the quarter ended December 31, 2008, the Fund recorded a provision for credit losses and impairment charges totaling $280,745 resulting from its year-end valuation procedures as described in Note 4. The recording of this amount resulted in a net loss for the year of $258,287. During the quarter ended December 31, 2009, the Fund recorded a reversal of a portion of the provision for credit losses in the amount of $2,701, as a result of our year-end valuation procedures as described in Note 4. The recording of these amounts resulted in a net loss for the year of $74,477.

 IMH SECURED LOAN FUND, LLC
SCHEDULE II — Valuation and Qualifying Accounts
As of December 31, 2009 (in thousands)

Description	Balance at Beginning of Year	Charged to Costs and Expenses		Transferred to Other Accounts	Collected/ Recovered	Balance at End of Year
Allowance for Credit Loss	$300,310	$79,299	(1)	$(49,181)	$—	$330,428

(1)	We revised our allowance for credit loss based on our evaluation of our mortgage loan portfolio for the year ended December 31, 2009.

(2)
The amount listed in the column heading “Transferred to Other Accounts” in the preceding table represents net charge offs during the year ended December 31, 2009, which were transferred to a real estate owned status at the date of foreclosure of the related loans.