Form 10-Q
period 2010-03-31
IMH Secured Loan Fund, LLC
filed 2010-05-17
CIK 1397403

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended March 31, 2010

or

☐ Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______ to _______

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

The registrant had 73,038 limited liability company units outstanding as of May 15, 2010.

IMH SECURED LOAN FUND, LLC
QUARTERLY REPORT ON FORM 10-Q
INDEX

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

IMH SECURED LOAN FUND, LLC
Consolidated Balance Sheets
(In thousands, except unit data)

	December 31,	March 31,
	2009	2010
	(Unaudited)
ASSETS
Cash and Cash Equivalents	$963	$3,852
Mortgage Loans:
Mortgage Loan Note Obligations	554,848	526,974
Less Undisbursed Portion of Loans-in-process and Interest Reserves	(15,975)	(13,769)
Principal Outstanding Held for Investment	538,873	513,205
Less Allowance for Credit Loss	(328,060)	(320,045)
Mortgage Loans Held for Investment, Net	210,813	193,160
Mortgage Loans Held for Sale, Net	3,207	4,411
Mortgage Loans, Net	214,020	197,571
Accrued Interest and Other Receivables	15,751	14,889
Real Estate Acquired through Foreclosure Held for Sale, net	12,082	12,157
Real Estate Held for Development, net:
Acquired through Foreclosure	84,804	100,806
Purchased for Investment	7,345	7,367
Real Estate Held for Development, net	92,149	108,173
Deposits and Other Assets	1,464	3,748
Advances to Fund Manager	1,367	1,396

Total Assets	$337,796	$341,786

LIABILITIES
Payables to Fund Manager	$3,342	$1,529
Other Payables and Accrued Liabilities	6,582	6,682
Borrowings From Fund Manager	1,608	827
Notes Payable	4,182	13,429
Unearned Income and Other Funds Held	214	303
Total Liabilities	15,928	22,770
MEMBERS' EQUITY
Accumulated Deficit	(408,515)	(411,367)
Members' Capital - $10,000 per unit stated value, authorized units set at discretion of the Manager - 73,038 units issued and outstanding at December 31, 2009 and March 31, 2010, respectively	730,383	730,383
Total Members' Equity	321,868	319,016
Commitments and Contingent Liabilities
Total Liabilities and Members' Equity	$337,796	$341,786

The accompanying notes are an integral part of these statements

IMH SECURED LOAN FUND, LLC
Consolidated Statements of Operations
 (In thousands, except unit and per unit data)

	Three Months Ended March 31,
	2009	2010
	(Unaudited)
REVENUES
Mortgage Loan Interest Income	$11,938	$522
Investment and Other Interest Income	36	76
Rents and Other Income	-	410
Total Revenues	11,974	1,008
EXPENSES
Management Fees	249	64
Default Related and Other Fund Expenses	126	206
Operating Expenses for Real Estate Owned	214	1,947
Professional Fees	309	1,399
Interest Expense:
Borrowings from Fund Manager	-	27
Borrowings on Note Payable	-	217
Interest Expense	-	244

Total Expenses	899	3,860

Net Earnings (Loss)	$11,076	$(2,852)

Net Earnings (Loss) Allocated to Members per Weighted Average Membership Units Outstanding	$151.64	$(39.04)

Distributions to Members per Weighted Average Membership Units Outstanding	$132.67	$-

Weighted Average Membership Units Outstanding
	73,038	73,038

The accompanying notes are an integral part of these statements

IMH SECURED LOAN FUND, LLC
Consolidated Statements of Members’ Equity
Three Months Ended March 31, 2010
(Unaudited)
(In thousands, except unit data)

				Total
	Members'	Members'	Accumulated	Members'
	Units	Capital	Deficit	Equity

Balances at December 31, 2009	73,038	$730,383	$(408,515)	$321,868
Net Loss - 3 months ended March 31, 2010	-	-	$(2,852)	$(2,852)
Balances at March 31, 2010	73,038	730,383	(411,367)	319,016

The accompanying notes are an integral part of these statements

IMH SECURED LOAN FUND, LLC
Consolidated Statements of Operations
 (In thousands, except unit and per unit data)

	Three Months Ended March 31,
	2009	2010
	(Unaudited)
CASH FLOWS - Operating Activities:
Net Earnings (Loss)	$11,076	$(2,852)
Adjustments to Reconcile Net Earnings (Loss) to Net Cash Provided by Operating Activities:
Provision for Credit Losses	-	-
Impairment Charges for Assets Acquired Through
Foreclosure	-	-
Depreciation and Amortization	-	419
Increase in Accrued Interest Receivable	(1,627)	(45)
Increase in Deposits and Other Assets	(362)	(2,961)
Increase (Decrease) in Due From/To Fund Manager	623	(1,842)
Increase (Decrease) in Other Payables and Accrued Liabilities	-	100
Increase (Decrease) in Unearned Income and Other Funds Held	169	89
Net Cash Provided by (Used in) Operating Activities	9,879	(7,092)
CASH FLOWS - Investing Activities:
Mortgage Loans Fundings	(13,600)	(1,314)
Mortgage Loan Repayments	1,149	3,500
Investment in Real Estate Held for Development	(733)	(799)
Net Cash Provided by (Used in) Investing Activities	(13,184)	1,387
CASH FLOWS - Financing Activities:
Proceeds from Notes Payable	-	9,374
Repayments of Borrowings from Fund Manager	-	(780)
Members' Distributions	(12,637)	-
Net Cash Provided by (used in) Financing Activities	(12,637)	8,594
Net Increase (Decrease) in Cash and Cash Equivalents	(15,942)	2,889
Cash and Cash Equivalents:
Beginning of Period	23,815	963
End of Period	$7,873	$3,852
Supplemental Cash Flow Information:
Interest Paid	$-	$106
Supplemental Disclosure of Non-Cash Financing and Investing Activities:
Real Estate Acquired through Foreclosure	$5,953	$14,263

The accompanying notes are an integral part of these statements

IMH SECURED LOAN FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)
(In thousands except unit data)

NOTE 1- FUND DESCRIPTION AND BASIS OF PRESENTATION

Background

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

Our Current Financial Condition

As of March 31, 2010, the Fund’s accumulated deficit aggregated $411,367 as a direct result of provisions for credit losses and impairment charges relating to the change in the fair value of the collateral securing the Fund’s loan portfolio and the fair value of real estate owned assets primarily acquired through foreclosure in prior years. During the three months ended March 31, 2010, the Fund’s total cash increased by $2,889 as a result of proceeds received from debt secured as well as the sale of certain assets. At March 31, 2010, the Fund had cash and cash equivalents of $3,852 and undisbursed loans-in-process and interest reserves funding estimates totaling $13,769. As a result of the erosion of the U.S. and global credit markets during 2008 and parts of 2009, the Fund continues to experience loan defaults and foreclosures on the mortgage loans it holds in its portfolio. In addition, the Manager has found it necessary to modify certain loans, which modifications have resulted in extended maturities of two years or longer, and believes it may need to modify additional loans in an effort to, among other things, protect the Fund’s collateral.

In addition, as allowed by the operating agreement, the Manager, on behalf of the Fund, effective October 1, 2008, ceased accepting additional member investments in the Fund, honoring new redemptions requests, or identifying and funding new loans (although the Fund may finance new loans in connection with the sale of collateral under existing loans or the sale of real estate owned assets). Additionally, during the second quarter of 2009, the Fund suspended distributions to members. These elections were made in an effort to preserve the Fund’s capital and to seek to stabilize the Fund’s operations and liquid assets in order to enhance our ability to meet future obligations, including those pursuant to current loan commitments. The freeze was precipitated by increased default and foreclosure rates on the Fund’s portfolio loans and a reduction in new member investment, compounded by a significant number of redemption requests submitted during the latter part of the third quarter of 2008, the payment of which the Fund believes would have rendered it without sufficient capital necessary to fund its outstanding lending commitments.

IMH SECURED LOAN FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)
(In thousands except unit data)

NOTE 1 – FUND DESCRIPTION AND BASIS OF PRESENTATION – CONTINUED

Despite the recent financial condition and status of the Fund since October 2008, the Manager believes that it has developed a liquidity plan that, if executed successfully, would likely provide sufficient liquidity to finance the Fund’s anticipated working capital and capital expenditure requirements and put the Fund back into operational mode.

In order to address the current financial situation of the Fund, on December 31, 2009, the Manager, on behalf of the Fund, filed a registration statement including a preliminary consent solicitation/prospectus with the Securities and Exchange Commission, or the SEC. The registration statement was declared effective by the SEC on May 14, 2010 and consent solicitation/prospectus seeks member approval to consummate a series of proposed transactions (the Conversion Transactions) that would restructure the Fund’s financial and operational affairs. The Manager believes the Conversion Transactions will:

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

•
create the opportunity to raise additional capital in the public markets, thereby enabling  the successor to the Fund to better acquire and originate commercial mortgage loans and other real estate related investment opportunities;

•	create the opportunity to achieve long term value through dividends and capital appreciation; and

•	create a board of directors comprised of a majority of independent directors, which will enhance our corporate governance.

The Conversion Transactions involve (i) the conversion of the Fund, which is currently a Delaware limited liability company, into a newly-formed Delaware corporation named IMH Financial Corporation, and (ii) the acquisition by IMH Financial Corporation of all of the outstanding shares of the Manager, as well as all of the outstanding membership interests of Holdings. In connection with the Conversion Transactions, the Manager has also approved a stock incentive plan. Following the consummation of the Conversion Transactions, the Manager intends to raise capital through an initial public offering of IMH Financial Corporation common stock and to list our common stock on the NYSE; however, the initial public offering and listing of our common stock are not conditions to the consummation of the Conversion Transactions. The execution of the Conversion Transactions is conditioned on the approval by a majority of the members of the Fund.

In the event that the Conversion Transactions are not consummated, the Fund’s liquidity plan includes selling whole loans or participating interests in certain loans in its portfolio and liquidating certain real estate assets it holds. As of March 31, 2010, four loans with carrying values of $4,411, net of allowance for credit loss of $1,923 are being actively marketed for sale. Accordingly, these loans are reflected as held for sale in the accompanying consolidated balance sheets. In addition, as of March 31, 2010, four real estate owned projects with a carrying value totaling $ 12,157are being actively marketed for sale. Accordingly, this real estate owned assets are reflected as held for sale in the accompanying consolidated balance sheets.

IMH SECURED LOAN FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)
(In thousands except unit data)

NOTE 1 – FUND DESCRIPTION AND BASIS OF PRESENTATION – CONTINUED

Also, during the three months ended March 31, 2010, the Manager secured third party financing from two lenders with a total borrowing capacity of $12,500 for the purpose of funding remaining loan obligations, anticipated development costs for real estate owned and working capital needs, of which $9,120 had been drawn as of March 31, 2010. The Manager continues to evaluate the Fund’s existing outstanding loan obligations to ascertain the necessary funding amounts and timing for each loan, and to determine potential reductions in, or cessation of, funding commitments for loans in default or to find alternative sources for such fundings. This analysis is on-going, although the results are not expected to materially affect our current estimate of outstanding loan commitments presented in the accompanying financial statements. Additionally, if the Conversion Transactions are not consummated, the Manager will continue to evaluate other potential strategies for the Fund, including, but not limited to, the possible orderly liquidation of the Fund, a merger or business combination of the Fund into one or more possible new investment vehicles, and other potential strategies.

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

The Manager’s Current Financial Condition

The Manager has historically received from borrowers, either directly or from loan proceeds, all revenue and fees from loan origination, processing, servicing and extension. As a result of the suspension of the Fund’s lending activities, although the Manager may collect fees from time-to-time from the modification of existing loans or from penalties or default fees, the suspension of the Fund’s lending activities has resulted in a material reduction of the Manager’s primary revenue source. The Manager has initiated or implemented, among other initiatives, the following:

•
Implemented a cost reduction program, including a reduction in staff. The reduction in staff affected nearly 60% of the Manager’s employees while preserving more modest core functionality in the material operational areas. To date, the Manager has stabilized monthly operating costs at approximately $500 per month.

IMH SECURED LOAN FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)
(In thousands except unit data)

NOTE 1 – FUND DESCRIPTION AND BASIS OF PRESENTATION – CONTINUED

•	Continued our discussions with investment banking firms to seek and to close financing and capital raising alternatives.

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

If the Conversion Transactions are not approved, it is anticipated that the Manager would seek the approval of the members of the Fund to modify the existing management fee structure to align its compensation more consistently with current industry standards for providing similar services. The Manager believes that the fee structure industry standard for providing similar services usually consists of an asset management fee of 1.5% to 2.0% of the cost basis of total assets under management, as well as an allocation of 20% of net earnings over a specified hurdle rate. If neither the Conversion Transactions nor the revised management fee structure is approved by the Fund members, the lack of approval may result in the Manager’s resignation as the Fund Manager. The Manager’s resignation would require, among other things, a vote by the Fund members to engage a new manager, whose fee structure may be in excess of that sought by the Manager. Under the terms of the Fund’s operating agreement, the Manager is not required to provide management services to the Fund after 120 days from the date of notice of termination or resignation. Based on the Manager’s strategies and operating plans, the Manager believes that its cash and cash equivalents along with cash flows generated from operations and working capital management will allow the Manager to fund its operations over the next 12 months.

IMH SECURED LOAN FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)
(In thousands except unit data)

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

The accompanying unaudited interim consolidated financial statements of the Fund have been prepared in accordance with Accounting Principles Generally Accepted in the United States of America, or GAAP, consistent in all material respects with those applied in its consolidated financial statements included in its Annual Report on Form 10-K/A for the fiscal year ended December 31, 2009; except that these financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. Such interim financial information is unaudited but reflects all adjustments that in IMH’s judgment, on the Fund’s behalf, are necessary for the fair presentation of the interim periods presented.  Interim results are not necessarily indicative of results for a full year.  This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and footnotes included in its Annual Report on Form 10-K/A for the fiscal year ended December 31, 2009.

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

In October 2009, the FASB issued new accounting guidance which amends existing guidance and improves financial reporting by eliminating the exceptions for qualifying special-purpose entities from the consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets. In addition, the amendment requires enhanced disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets. Comparability and consistency in accounting for transferred financial assets will also be improved through clarifications of the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. This update is effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009 and early application is not permitted. We do not expect the adoption of this standard to have a material impact on our financial position or results of operation.

IMH SECURED LOAN FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)
(In thousands except unit data)

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

In June 2009, the FASB issued new accounting guidance that amends previously issued guidance related to variable interest entities.  Previous guidance focused on a quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity, whereas, the new guidance focuses on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and the obligation to absorb losses of the entity or the right to receive benefits from the entity.  In addition, this statement requires additional reconsideration of whether an entity is a variable interest entity when any changes in facts and circumstances occur such that the holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance.  Finally, the statement requires additional disclosures about an enterprise’s involvement in variable interest entities in order to enhance the information provided to users of financial statements.  The Statement is effective for annual and interim reporting periods beginning after November 15, 2009.   In connection with the Manager’s adoption of new accounting guidance under ASC 810, the Manager will be required to consolidate the Fund effective January 1, 2010; this determination was based on the following factors:

•
The Fund is a variable interest entity because the holders of the equity investment at risk (i.e., the members) lack the power through voting or similar rights to direct the Fund’s activities that most significantly impact its economic performance under this accounting guidance. Specifically, the Manager has the power to direct the activities that most significantly impact the Fund’s performance;

•
The Manager’s fees are considered to represent a variable interest in the Fund because (i) the fees earned by the Manager for the daily management of loans, in accordance with the Operating agreement, and fees that the Manager receives separately for loan originations, modifications, and certain events of default that are more than insignificant to the Fund,  and (ii) the majority owners of the Manager hold an equity interest in the Fund equal to 0.06% of the Fund’s total equity interests.

The Manager’s believes that its power to direct the activities that significantly impact the Fund’s economic performance, the fees received by the Manager and the equity interest in the Fund held by the Manager’s majority owners indicate that the Manager is the primary beneficiary of Fund. As such, the Manager is required to consolidate the Fund upon adoption of this new accounting guidance. The foregoing consolidation conclusion has no accounting impact on the stand-alone financial reporting of the Fund.

In January 2010, the FASB issued new accounting guidance which amends existing guidance to clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend. This update is effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The implementation of this standard did not have a material impact on our consolidated financial statements.

In January 2010, the FASB issued new accounting guidance to address arrangements in which significant shareholders of an entity, who may also be officers or directors, place a portion of their shares in escrow in connection with an initial public offering or other financing transaction.  The escrowed shares are released back to the shareholders only if performance targets are met.  Historically, the staff considered these arrangements to be compensatory, equivalent to a reverse stock split followed by the grant of a restricted stock award under a performance-based plan.

IMH SECURED LOAN FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)
(In thousands except unit data)

The new guidance states that when evaluating the substance of the transaction and whether the presumption of compensation can be overcome, an arrangement in which the shares are forfeited if employment terminates is considered to be compensation.  Otherwise, if the escrowed shares will be released or canceled without regard to continued employment, the facts and circumstances may indicate that the arrangement is in substance an inducement made to facilitate the transaction on behalf of the entity.  Judgment is required to determine that the presumption of compensation has been overcome.  However, in such cases, the arrangement should be recognized and measured as a reduction of the proceeds allocated to the newly-issued securities.  This guidance is effective immediately for all SEC registrants. The implementation of this standard did not have a material impact on our consolidated financial statements.  However, this guidance may have an impact for our contemplated initial public offering should any significant shareholders be required to place their shares in escrow in connection with the initial public offering (which we do not currently contemplate).

In January 2010, the FASB issued new accounting guidance to amendments existing guidance to require new disclosures about transfers into and out of Level 1 and 2 of the fair value hierarchy and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements.  Specifically, for assets and liabilities that are measured at fair value on a recurring basis in periods after initial recognition (e.g., trading securities), the accounting guidance requires disclosure of:

•	Transfers in and out of Levels 1 and 2. An entity should disclose separately the amounts of significant transfers between Levels 1 and 2 f and describe the reasons for the transfers.

•
Activity in Level 3 fair value measurements.  In the reconciliation of fair value measurements using significant unobservable inputs (Level 3), an entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number).

This accounting guidance clarifies existing disclosures regarding the level of disaggregation for such disclosures for each class of assets and liabilities, and the required disclosures about inputs and valuation techniques utilized to measure fair value for both recurring and nonrecurring fair value measurements that fall in either Level 2 or Level 3.

This accounting guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the separate disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  In the period of initial adoption, entities will not be required to provide the amended disclosures for any previous periods presented for comparative purposes.  However, comparative disclosures are required for periods ending after initial adoption.  Early adoption is permitted. The implementation of this standard did not have a material impact on our consolidated financial statements.  We have expanded our disclosures to comply with this accounting standard, except for the separate disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, which we will adopt beginning January 1, 2011, when effective.

IMH SECURED LOAN FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)
(In thousands except unit data)

In February 2010, the FASB issued new accounting guidance to address concerns about conflicts with SEC guidance and other practice issues regarding disclosures of subsequent events. The changes are as follows:

•
An entity that either (a) is an SEC filer, as defined, or (b) is a conduit bond obligor for conduit debt securities that are traded in a public market (a domestic or foreign stock exchange or an over-the-counter market, including local or regional markets) is required to evaluate subsequent events through the date that the financial statements are issued. If an entity meets neither of those criteria, then it should evaluate subsequent events through the date the financial statements are available to be issued.

•
While an SEC filer is still required by GAAP to evaluate subsequent events through the date its financial statements are issued, it is no longer required to disclose in the financial statements that it has done so or the date through which subsequent events have been evaluated.

•
Entities that are neither SEC filers nor conduit bond obligors are now only required to evaluate subsequent events through the date the financial statements are available to be issued. Previously, if such an entity expected to distribute its financial statements widely, it was required to evaluate subsequent events through the issuance date. The Board decided to eliminate the concept of “wide distribution” for determining the appropriate date through which an entity should evaluate subsequent events. Entities that are not SEC filers continue to be required to disclose the date through which subsequent events were evaluated. Therefore, entities other than SEC filers whose financial statements are included in SEC filings continue to be required to disclose the evaluation date.

•
The FASB also defined a new category of reissuances, termed “revised financial statements.” Revised financial statements are financial statements that have been revised for either (a) the correction of an error or (b) retrospective application of GAAP.

This accounting guidance was effective upon issuance in February 2010, except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010. The implementation of this standard did not have a material impact on our consolidated financial statements.

In February 2010, the FASB issued new accounting guidance which defers the effective date of the amendments to the consolidation requirements (per FASB Statement 167) for a reporting entity’s interest in entities (1) that have all of the attributes of an investment company, as specified in Topic 946, Financial Services—Investment Companies, or (2) for which it is industry practice to apply measurement principles for financial reporting that are consistent with those in Topic 946. The deferral does not apply to:

IMH SECURED LOAN FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)
(In thousands except unit data)

•
A reporting entity’s interest in an entity if the reporting entity and its related parties have an explicit or implicit obligation to fund losses of the entity that could potentially be significant to the entity. This condition should be evaluated considering the legal structure of the reporting entity’s interest, the purpose and design of the entity, and any guarantees provided by the reporting entity’s related parties.

•	Interests in securitization entities, asset-backed financing entities, or entities formerly considered QSPEs.

This accounting guidance is expected to most significantly affect reporting entities in the investment management industry, but may also affect reporting entities with interests in entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds.

This accounting guidance is effective as of the beginning of a reporting entity’s first annual period that begins after November 15, 2009, and for interim periods within that first annual reporting period. The effective date coincides with the effective date for the FASB Statement 167 amendments to Topic 810. Early application is not permitted. The implementation of this standard did not have a material impact on our consolidated financial statements.

Reclassifications

Certain 2009 amounts have been reclassified to conform to the 2010 financial statement presentation.

Subsequent Events

The Manager evaluated subsequent events through May 17, 2010, the date this annual report on Form 10-Q was filed with the SEC.

IMH SECURED LOAN FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)
(In thousands except unit data)

NOTE 3 – CASH AND CASH EQUIVALENTS

The Operating Agreement provides that generally an amount equal to 3%-5% of the principal amount outstanding from time to time on mortgage loans held in our portfolio be held for working capital. The funds are held in cash equivalent investment accounts and are designated as working capital and other funds available for operating obligations and lending. These funds are classified as cash equivalents on the accompanying financial statements. These designations are discretionary and as of December 31, 2009 and March 31, 2010, the Fund has insufficient cash balances to reserve for working capital purposes.

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

NOTE 4 – MORTGAGE LOANS, LOAN PARTICIPATIONS AND LOAN SALES

Lien Priority

Historically, all of our mortgage loans have been collateralized by first deeds of trust (mortgage) on real property, and have generally included a personal guarantee by the principals of the borrower. Oftentimes, our loans are secured by additional collateral. However, as of March 31, 2010, we subordinated two first lien mortgages to third party lender in the amount of $15,500 (approximately 25% and 2% of the outstanding principal for each loan, respectively). Once such subordination for $14,000 was granted in order to provide liquidity to the borrower to complete the construction of the project, an obligation for which the Fund had been responsible under the original loan terms. Under the terms of the subordination agreement, the Fund may purchase or pay off the loan to the third party lender at par. The second subordination for $1,500 was granted in order to satisfy a prior lien for which the lien holder was seeking foreclosure, also an obligation for which the Fund had been responsible under the original loan terms. While subordinations of the Fund’s first lien positions are not expected to be a common occurrence in the future, the Manager may find it necessary to do so in an effort to maximize the opportunity for recovery of our investment.

Loan Interest Rates

The Fund invests in both fixed and variable interest rate loans.  All variable interest rate loans are indexed to the Wall Street Journal Prime Interest Rate (“Prime”), substantially all of which are subject to interest rate floors.  While a substantial portion of our portfolio loans are in default or non-accrual status, as of December 31, 2009 and March 31, 2010, respectively, outstanding principal balances on our portfolio loans (including non-accrual loans), net of the allowance for credit loss, summarized by the contractual loan terms for fixed and variable interest rates within selected interest rate ranges, are as follows:

IMH SECURED LOAN FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)
(In thousands except unit data)

NOTE 4 – MORTGAGE LOANS, LOAN PARTICIPATIONS AND LOAN SALES – CONTINUED

	December 31, 2009
	Fixed Rate		Variable Rate		Total
		Outstanding		Outstanding		Outstanding	Allowance for	Net Carrying
Current Rate:	#	Principal	#	Principal	#	Principal	Credit Loss	Amount	%
6.00%	1	$5,890	-	$-	1	$5,890	$(1,568)	$4,322	2.0%
7.53%	1	41,886	-	-	1	41,886	(23,942)	17,944	8.4%
8.00%	4	31,077	-	-	4	31,077	(24,999)	6,078	2.8%
8.25%	1	56,033	-	-	1	56,033	-	56,033	26.2%
9.00%	1	1,589	-	-	1	1,589	(9)	1,580	0.7%
10.00%	4	29,555	-	-	4	29,555	(22,316)	7,239	3.4%
11.00%	1	1,463	1	1,618	2	3,081	-	3,081	1.4%
11.50%	-	-	4	11,328	4	11,328	(4,489)	6,839	3.2%
11.75%	1	5,759	-	-	1	5,759	-	5,759	2.7%
12.00%	7	61,403	8	53,947	15	115,350	(59,545)	55,805	26.1%
12.25%	-	-	2	56,562	2	56,562	(51,372)	5,190	2.4%
12.50%	-	-	5	16,128	5	16,128	(11,705)	4,423	2.1%
12.75%	1	37,958	-	-	1	37,958	(22,664)	15,294	7.1%
13.00%	1	1,650	9	54,947	10	56,597	(45,462)	11,135	5.2%
13.75%	-	-	2	6,528	2	6,528	(5,987)	541	0.3%
14.25%	-	-	1	69,127	1	69,127	(56,370)	12,757	6.0%
Total	23	$274,263	32	$270,185	55	$544,448	$(330,428)	$214,020	100.0%

% of Portfolio		50.4%		49.6%		100.0%
Weighted Average Rate		9.84%		12.88%		11.34%
Number of Loans		23		32		55
Average Principal		$11,924		$8,443		$9,899

	March 31, 2010
	Fixed Rate		Variable Rate		Total
		Outstanding		Outstanding		Outstanding	Allowance for Net Carrying
Current Rate:	#	Principal	#	Principal	#	Principal	Credit Loss	Amount	%
6.00%	1	$5,890	-	$-	1	$5,890	$(1,582)	$4,308	2.2%
7.53%	1	41,920	-	-	1	41,920	(24,070)	17,850	9.0%
8.00%	3	31,758	-	-	3	31,758	(25,607)	6,151	3.1%
8.25%	1	56,033	-	-	1	56,033	-	56,033	28.4%
9.00%	1	1,589	-	-	1	1,589	(9)	1,580	0.8%
10.00%	4	29,555	-	-	4	29,555	(22,350)	7,205	3.6%
11.00%	1	1,463	1	1,618	2	3,081	-	3,081	1.6%
11.50%	-	-	1	225	1	225	(219)	6	0.0%
11.75%	1	5,775	-	-	1	5,775	-	5,775	2.9%
12.00%	7	61,403	6	42,399	13	103,802	(58,840)	44,962	22.9%
12.25%	-	-	2	56,562	2	56,562	(51,133)	5,429	2.7%
12.50%	-	-	3	13,139	3	13,139	(10,680)	2,459	1.2%
12.75%	1	37,958	-	-	1	37,958	(22,983)	14,975	7.6%
13.00%	1	1,650	9	54,947	10	56,597	(42,137)	14,460	7.3%
13.75%	-	-	2	6,528	2	6,528	(6,036)	492	0.2%
14.25%	-	-	1	69,127	1	69,127	(56,322)	12,805	6.5%
Total	22	$274,994	25	$244,545	47	$519,539	$(321,968)	$197,571	100.0%

% of Portfolio		52.9%		47.1%		100.0%
Weighted Average Rate		9.83%		12.98%		11.32%
Number of Loans		22		25		47
Average Principal		$12,500		$9,782		$11,054

IMH SECURED LOAN FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)
(In thousands except unit data)

NOTE 4 – MORTGAGE LOANS, LOAN PARTICIPATIONS AND LOAN SALES – CONTINUED

As of December 31, 2009 and March 31, 2010, respectively, the weighted average contractual interest rates on our variable rate loans (including loans in non-accrual status) was Prime plus 9.63% and Prime plus 9.73%, respectively. The Prime rate was 3.25% per annum at December 31, 2009 and March 31, 2010.

As of December 31, 2009, the allowance for credit loss totaled $330,428 (of which $328,060 relates to mortgage loans held to maturity and $2,368 relates to mortgage loans held for sale), representing 60.7% of the total loan portfolio principal balances. As of March 31, 2010, the allowance for credit loss totaled $321,371 (of which $318,930 relates to mortgage loans held to maturity and $2,441 relates to mortgage loans held for sale), representing 61.9% of the total loan portfolio principal balances With the existing allowance recorded as of March 31, 2010, the Manager believes that as of that date, the fair value of the underlying collateral of the Fund’s loan portfolio is sufficient to protect the Fund against any loss of the net carrying value of loan principal or accrued interest, and that no additional allowance for credit loss is considered necessary.

NOTE 4 – MORTGAGE LOANS, LOAN PARTICIPATIONS AND LOAN SALES – CONTINUED

Loan Maturities and Loans in Default

The outstanding principal balances of our mortgage loans, net of the allowance for credit loss, as of March 31, 2010, have scheduled maturity dates within the next several quarters, as follows:

March 31, 2010
Quarter	Amount	Percent	#
Matured	$323,933	62.3%	30
Q3 2010	56,059	10.8%	10
Q4 2010	7,248	1.4%	1
Q1 2011	3,080	0.6%	2
Q4 2011	31,266	6.0%	2
Q3 2012	97,953	18.9%	2
Total	519,539	100.0%	47
Less: Allowance for Credit Loss	(321,968)

Net Carrying Value	$197,571

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

IMH SECURED LOAN FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)
(In thousands except unit data)

NOTE 4 – MORTGAGE LOANS, LOAN PARTICIPATIONS AND LOAN SALES – CONTINUED

Loans in default balances encompass both non-accrual loans and loans for which we are still accruing income, but are delinquent as to the payment of accrued interest or are past scheduled maturity. At December 31, 2009, 50 of our 55 loans with outstanding principal balances totaling $531,999 were in default, of which 34 with outstanding principal balances totaling $347,135 were past their respective scheduled maturity dates, and the remaining 16 loans were in default as a result of delinquency on outstanding interest payments or have been deemed non-performing based on value of the underlying collateral in relation to the respective carrying value of the loan. At March 31, 2010, 46 of our 47 loans with outstanding principal balances totaling $517,922 were in default, of which 30 with outstanding principal balances totaling $323,933 were past their respective scheduled maturity dates, and the remaining 16 loans were in default as a result of delinquency on outstanding interest payments or have been deemed non-performing based on value of the underlying collateral in relation to the respective carrying value of the loan. In light of current economic conditions and in the absence of a recovery of the credit markets, it is anticipated that many if not most loans with scheduled maturities within one year will not pay off at the scheduled maturity.

The Fund is exercising lender’s remedies which could lead to its foreclosure upon 16 of the 46 loans in default. The Fund anticipates that similar actions will be taken on an additional six loans in our portfolio. Of the 22 loans upon which we are exercising lender’s remedies, we expect to complete the foreclosure process on the majority of such loans during the last three quarters of 2010.

Thirteen loans that are in non-accrual status relate to three borrowing groups and are not in technical default under the loan terms. However, due to the value of the underlying collateral for these collateral-based loans, we have deemed it appropriate to place these loans in non-accrual status. Also, three of the loans in default status relate to a borrowing group which is currently in bankruptcy. We are continuing to monitor the status of the bankruptcy case in relation to our collateral and have placed these loans in non-accrual status due to the value of the underlying collateral for these collateral-based loans. However, we have not commenced enforcement action on these loans as of March 31, 2010.

We are continuing to work with the borrowers with respect to the remaining eight loans in default in order to seek to maintain the entitlements on such projects and, thus, the value of our existing collateral. However, such negotiations may result in a payoff of an amount that is below our loan principal and accrued interest, and that discounted payoff may be materially less than the contractual principal and interest due. Generally, the allowance for credit loss contemplates the potential loss that may occur as a result of a payoff of the loan at less than its contractual balance due. We are considering our preferred course of action with respect to all remaining loans. However, we have not commenced enforcement action on these other loans thus far.

At March 31, 2010, 44 of the 46 loans in default were in non-accrual status and had outstanding principal balances totaling $509,165. Total contractual interest due under the loans classified in non-accrual status was $24,437, of which $10,641 is included in accrued interest receivable on the balance sheet, and of which $13,796 has not been recognized as income by the Fund. The remaining two loans in default had outstanding principal balances totaling $8,757, with accrued interest due totaling $346, which is included in accrued interest receivable on the balance sheet. Excluding loans whose maturity has not been reached as of March 31, 2010, loans in default were past their scheduled maturities between six and 874 days as of March 31, 2010.

IMH SECURED LOAN FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)
(In thousands except unit data)

NOTE 4 – MORTGAGE LOANS, LOAN PARTICIPATIONS AND LOAN SALES – CONTINUED

The geographic concentration of loans in default, net of the allowance for credit loss, at December 31, 2009 and March 31, 2010 is as follows:

	December 31, 2009
	Percent of						Non-Accrued
	Outstanding		Outstanding	Allowance for	Net Carrying	Accrued	Note
	Principal	#	Principal	Credit Loss	Amount	Interest	Interest	Total
Arizona	52.3%	23	$278,306	$(162,282)	$116,024	$5,362	$13,723	$135,109
Idaho	9.3%	2	$49,594	$(38,981)	10,613	$1,948	$5,993	18,554
California	33.8%	19	$179,773	$(120,829)	58,944	$3,959	$18,349	81,252
Texas	2.1%	3	$11,102	$(4,272)	6,830	$427	$1,170	8,427
Nevada	1.5%	1	$7,984	$(2,613)	5,371	$319	$957	6,647
New Mexico	1.0%	2	$5,240	$(1,094)	4,146	$-	$586	4,732
	100.0%	50	$531,999	$(330,071)	$201,928	$12,015	$40,778	$254,721

	March 31, 2010
	Percent of						Non-Accrued
	Outstanding		Outstanding	Allowance for	Net Carrying	Accrued	Note
	Principal	#	Principal	Credit Loss	Amount	Interest	Interest	Total
Arizona	53.2%	22	$275,582	$(159,971)	$115,611	$4,601	$6,252	$126,464
Idaho	9.6%	2	49,595	(42,852)	6,743	1,948	1,491	10,182
California	34.7%	19	179,860	(118,070)	61,790	4,109	5,906	71,805
New Mexico	1.0%	2	5,240	(1,075)	4,165	(7)	147	4,305
Utah	1.5%	1	7,645	-	7,645	336	-	7,981
	100.0%	46	$517,922	$(321,968)	$195,954	$10,987	$13,796	$220,737
The concentration of loans in default by loan classification, net of the allowance for credit loss, as of March 31, 2010 is as follows:

							Non-
	Percent of			Allowance			Accrued
	Outstanding		Outstanding	for Credit	Net Carrying	Accrued	Note
	Principal	#	Principal	Loss	Amount	Interest	Interest	Total
Pre-entitled Land	38.3%	10	$198,483	$(147,923)	$50,560	$6,341	$6,275	$63,176
Entitled Land	40.4%	21	209,106	(141,894)	67,212	4,249	5,237	76,698
Construction	21.3%	15	110,333	(32,151)	78,182	397	2,284	80,863
	100.0%	46	$517,922	$(321,968)	$195,954	$10,987	$13,796	$220,737

With respect to our loans in default at March 31, 2010, 52% of the loan principal balances related to residential end-use projects, 33% related to mixed-use projects, and 15% related to commercial and industrial projects. With respect to our loans in default at December 31, 2009, 50% of the loan principal balances related to residential end-use projects, 33% related to mixed-use projects, and 17% related to commercial and industrial projects.

Other than as discussed in the foregoing paragraphs, the one remaining performing loan in our portfolio with a principal balance of $1,618 was current as to principal and interest payments.

IMH SECURED LOAN FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)
(In thousands except unit data)

NOTE 4 – MORTGAGE LOANS, LOAN PARTICIPATIONS AND LOAN SALES – CONTINUED

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

The following table presents required disclosures under GAAP for loans that meet the definition for impaired loans:

	As of and Year	As of and 3 Mos.
	Ended December 31,	Ended March 31,
	2009	2010

Loans in Default - Impairment Status:
Impaired loans in default	$458,464	$443,870
Non-impaired loans in default	73,534	74,052
Total loans in default	$531,998	$517,922

Allowance for Credit Loss on Impaired Loans
Impaired loans in default	$458,464	$443,870
Less: Allowance for Credit Loss	(330,071)	(321,968)
Net carrying value of impaired loans	$128,393	$121,902

Note: none of the impaired loans have an allowance for credit loss

Average investment for impaired loans during period held	$456,993	$443,224

Interest income recognized during the period that loans were impaired	$1,898	$-

Interest income recognized using a cash-basis method of accounting during the period that the loans were impaired	$404	$-

IMH SECURED LOAN FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)
(In thousands except unit data)

NOTE 4 – MORTGAGE LOANS, LOAN PARTICIPATIONS AND LOAN SALES – CONTINUED

Allowance for Credit Loss and Fair Value Measurement

As discussed in our Significant Accounting Policies of our Annual Report on Form 10-K/A, the Manager performs a valuation analysis of our loan portfolio on an on-going basis, but not less frequently than on a quarterly and annual basis.

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

The Fund generally employs one of five valuation approaches, or a combination of such approaches, in determining the fair value of the underlying collateral of each loan: the development approach, the income capitalization approach, the sales comparison approach, the cost approach, or the receipt of recent offers on specific properties. The valuation approach taken depends on several factors including:

•	the type of property;

•	the current status of entitlement and level of development (horizontal or vertical improvements) of the respective project;

•	the likelihood of a bulk sale as opposed to individual unit sales;

•	whether the property is currently or near ready to produce income;

•	the current sales price of property in relation to cost of development;

•	the availability and reliability of market participant data; and

•	the date of an offer received in relation to the reporting period.

A description of each of the valuation approaches and their applicability to our portfolio follows:

Development Approach

The development approach relies on pricing trends, absorption projections, holding costs and the relative risk given these assumptions for a particular project. This approach then discounts future net cash flows to derive the estimated fair value. This approach is consistent with a modeling technique known as residual analysis commonly used in our industry which is based on the assumption that completing the development of the collateral was the highest and best use of the property. As indicated by market participants, a development approach and related rates of return are used in determining purchase decisions. As such, the valuation is intended to reflect the project’s performance under certain parameters, paralleling the process employed by market participants. This analysis is very dependent upon end-use pricing and absorption. In addition to consideration of recent sales of comparable properties (which in the current market may include distressed transactions such as foreclosure sales), the valuation also relies on current listings of comparable properties with primary emphasis placed on comparable properties available for resale within the similar competitive market, as well as market participant opinions. This collection of data is used to derive a qualitative analysis using the sales comparison approach in estimating current individual lot pricing and reasonable premium levels. In addition, the valuation contemplates a non-leveraged internal rate of return based on indications from market participants. This approach, which we consider an “as developed” approach, is generally applied to collateral which has achieved entitlement status and whose development is reasonably assured in light of current market conditions. Prior to the quarter ended September 30, 2008, this methodology was utilized in underwriting each loan as well as for purposes of annual valuation of our portfolio.

IMH SECURED LOAN FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)
(In thousands except unit data)

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

When the credit and real estate markets sustained significant declines in the latter part of 2008, the extent, reliability and quality of market participant inputs largely dissipated causing us to reassess the highest and best use of several assets from an “as developed” valuation approach to an “as is” valuation approach using recent comparable sales. This change in methodology was applicable primarily to un-entitled or partially entitled land for which development of such was not currently considered feasible in the foreseeable future by market participants given current market conditions.

IMH SECURED LOAN FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)
(In thousands except unit data)

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

As described above, historically, for purposes of determining whether an allowance for credit loss was required, the Manager primarily utilized a modeling technique known as residual analysis commonly used in our industry which is based on the assumption that development of our collateral was the highest and best use of the property. As of December 31, 2007, this methodology was undertaken with the use of a third-party firm that specializes in conducting valuations to assist the Manager in supporting our price and cost estimates based on available market data. During the first two quarters of 2008, our process was consistently applied as there was no indication of significant impairment in the value of our loan portfolio. The underlying collateral of our loans vary by stage of completion, which consists of either raw land (also referred to as pre-entitled land), entitled land, partially developed, or mostly developed/completed lots or projects.

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

In view of recent sales activity and the on-going volatility in the real estate markets, in the third quarter of 2009, we engaged independent third-party valuation firms and other consultants to assist with the Manager’s analysis of fair value of our loan portfolio as of September 30, 2009, which was then updated for financial reporting as of December 31, 2009.

The following is a summary of the procedures performed in connection with our fair value analysis as of and for the year ended December 31, 2009 and the three months ended March 31, 2010:

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

3.
Subjected our entire loan portfolio to independent third party valuation as of September 30, 2009, with a review and update of such valuations provided through December 31, 2009 and through March 31, 2010, to determine whether any material changes in industry or economic conditions warranted a change in the valuation conclusions formed at September 30, 2009.

IMH SECURED LOAN FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)
(In thousands except unit data)

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

IMH SECURED LOAN FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)
(In thousands except unit data)

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

•
Based on the resulting net cash flows derived from the utilization of the above assumptions, we applied risk-adjusted annual discount rates ranging from 10.5% to 30% for December 31, 2009 and March 31, 2010 to the net cash flows, depending on the projected build-out term, the project type, the location and assumed project risk.

IMH SECURED LOAN FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)
(In thousands except unit data)

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

Selection of Single Best Estimate of Value for Loan Portfolio

As previously described, the Manager obtained valuation reports from third-party valuation specialists for the underlying collateral of each and every loan in the Fund’s portfolio in 2009.  Because all of our loans are collateral dependent, each loan’s impairment amount is based on the fair value of its underlying collateral less cost to sell. The valuation reports provided a range of values for the collateral valued rather than a single point estimate because of variances in the potential value indicated from the available sources of market participant information.  The selection of a value from within a range of values depends upon specific market conditions for each property valued and its stage of entitlement or development.  In addition to third party valuation reports, the Manager utilized recently received bona fide purchase offers from independent third-party market participants that were higher than the high-end of the third party specialist’s range of values.  In selecting the single best estimate of value, the Manager considered the information in the valuation reports, credible purchase offers received as well as multiple observable and unobservable inputs as described below.

The Manager’s December 31, 2009 valuation assessments were based on updated market participant information and other data points, which in the Manager’s judgment, provided less uncertainty than the market participant data that was available at December 31, 2008. The updated information and our analysis of the collateral indicated a slight improvement in market conditions and corresponding increase in real estate values.  As a result, for the valuation ranges on 41 of the 55 loans obtained as of December 31, 2009 supporting loan collateral values, the Manager used the high end of the third-party valuation range for each asset in determining impairment losses.  For the remaining 14 loans the Manager’s estimate of fair values were based on independent third-party market participant purchase offers on those specific assets, some of which were well in excess of the fair values indicated in the third-party valuation reports, including some offers which were two to three times higher than the valuation report ranges.  As a result, for the valuation ranges on 34 of the 47 loans obtained as of March 31, 2010 supporting loan collateral values, the Manager used the high end of the third-party valuation range for each asset in determining impairment losses.  For the remaining 13 loans the Manager’s estimate of fair values for March 31, 2010 were based on independent third-party market participant purchase offers on those specific assets, some of which were well in excess of the fair values indicated in the third-party valuation reports, including some offers which were two to three times higher than the valuation report ranges.  While consideration of the range of values was evaluated on a loan-by-loan basis, as a general matter, the Manager did so because, in its judgment, when considering the multiple applicable observable and unobservable inputs and other current market factors, the high end of the value range is the best estimate of fair value, less costs to sell, for purposes of determining impairment losses, based on the following factors:

1)
In conducting the 2009 and 2010 valuations, the third party valuation specialist’s data and the research performed in connection with valuations were influenced by market duress, economic uncertainty, and a relative shortage of tangible market data. Numerous of the relevant transactions consummated around the time of preparation of the valuation reports were believed to be based on either a property or a seller in distress and, thus, the applicable transaction was executed under a condition of duress.  The Manager noted that the pricing of many actual transactions in what was observed to be a less than normal volume of purchases and sales frequently appeared to be lower than the expectations of many, if not most, owners of competitive properties.  As a result, in the Manager’s judgment, for each of the Fund’s loans not supported by recent bona fide independent third-party purchase offers, the Manager concluded  that the values at the high end of the range were more representative of fair values than any other point in the range;

IMH SECURED LOAN FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)
(In thousands except unit data)

2)
The Manager concluded that the third party valuation specialist’s reported value ranges, and the underlying concepts of the ranges themselves, did not reflect the improving market conditions as of December 31, 2009, but because of the lag in the time frame for their gathering and processing information, were more representative of early fourth-quarter 2009, if not before. The Manager obtained observable and unobservable evidence (such as published residential pricing indices and other real estate market publications, discussions with real estate brokers with applicable market expertise in local markets, discussions with third-party consultants and direct market participants with relevant real estate experience) as of December 31, 2009 that indicated that fair values have “bottomed out”, and there is an indication that the home pricing trends are moving upward. Based on the Manager’s experience, it is the Manager’s judgment that buyers will select parcels that offer the most competitive advantage and the highest and best use of their capital in order to complete their project and maximize their returns.

3)
Individual valuation reports were prepared assuming non-leveraged sales transactions of the underlying collateral in accordance with professional appraisal standards. Because the Fund’s core business is that of a first lien real estate mortgage lender, the Manager believes that the Fund’s capacity to provide financing, particularly in the absence of available financing in existing credit markets, provides the Fund a market advantage that would significantly increase the likelihood that qualified buyers would be willing to pay a price at the top of the applicable valuation range.  The Manager believes that this market advantage further supports the Manager’s selection of the high end of the range when determining the single best estimate of value from within the range of values provided.

Based on the results of our evaluation and analysis, no provision for credit losses was recorded  during the three months ended March 31, 2010 or 2009. Given the recent completion of the December 31, 2009 valuations and the lack of significant change in market conditions in the first quarter of 2010, there was essentially no change in the valuation of the loan portfolio.  As of December 31, 2009, the allowance for credit loss totaled $330,428 (of which $328,060 related to mortgage loans held to maturity and $2,368 related to mortgage loans held for sale), representing 60.7% of the total loan portfolio principal balances. As of March 31, 2010, the allowance for credit loss totaled $321,968 (of which  $320,045 related to mortgage loans held to maturity and  $1,923 related to mortgage loans held for sale), representing 62.0% of the total loan portfolio principal balances. With the existing allowance for credit loss recorded as of March 31, 2010, the Manager believes that as of that date, the fair value of the underlying collateral of the Fund’s loan portfolio is sufficient to protect the Fund against any loss of the net carrying value of loan principal or accrued interest, and that no additional allowance for credit loss is considered necessary.

While the above results reflect management’s assessment of fair value as of December 31, 2009 and March 31, 2010 based on currently available data, the Manager will continue to evaluate the loan portfolio in the remaining quarters of 2010 and beyond to determine the adequacy and appropriateness of the allowance for credit loss and to update our loan-to-value ratios. Depending on market conditions, such updates may yield materially different values and potentially increase or decrease the valuation allowance.

IMH SECURED LOAN FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)
(In thousands except unit data)

NOTE 4 – MORTGAGE LOANS, LOAN PARTICIPATIONS AND LOAN SALES – CONTINUED

A rollforward of the allowance for credit loss as of March 31, 2009 and 2010 follows:

	March 31,	March 31,
	2009	2010
Balance at beginning of period	$300,310	$330,428

Provision for credit losses		-
Net charge offs	(17,400)	(8,460)

Balance at end of period	$282,910	$321,968

The balance reflected in net charge offs in the preceding table pertains to the portion of the carrying value charged off to the allowance for credit loss when transferred to Real Estate Acquired through Foreclosure on the Fund’s consolidated balance sheets.
Valuation Categories

Except for mortgage loans which are measured at fair value on a non-recurring basis for purposes of determining valuation with respect to our allowance for credit loss, no other assets or liabilities of the Fund are measured at fair value on a recurring or non-recurring basis. The following table presents the categories for which net mortgage loans are measured at fair value based upon the lowest level of significant input to the valuations as of March 31, 2010:

	December 31, 2009			March 31, 2010
	Significant			Significant
	Other	Significant		Other	Significant
	Observable	Unobservable		Observable	Unobservable
	Inputs	Inputs		Inputs	Inputs
	(Level 2)	(Level 3)	Total	(Level 2)	(Level 3)	Total
Description:
Net Mortgage Loans:
Pre-entitled Land:
Held for Investment	$-	$4,211	$4,211	$-	$3,076	$3,076
Processing Entitlements	1,028	49,838	50,866	$1,503	45,983	47,485
	1,028	54,049	55,077	1,503	49,059	50,561
Entitled Land:
Held for Investment	7,693	13,499	21,192	7,642	8,264	15,906
Infrastructure under Construction	459	29,939	30,398	364	29,740	30,105
Improved and Held for Vertical Construction	2,519	16,012	18,531	5,261	15,940	21,200
	10,671	59,450	70,121	13,267	53,944	67,211
Construction & Existing Structures:
New Structure - Construction in-process	3,860	12,359	16,219	2,909	11,553	14,462
Existing Structure Held for Investment	-	16,570	16,570	-	9,304	9,304
Existing Structure - Improvements	-	56,033	56,033	-	56,033	56,033
	3,860	84,963	88,822	2,909	76,890	79,799
Total	$15,559	$198,461	$214,020	$17,678	$179,893	$197,571

IMH SECURED LOAN FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)
(In thousands except unit data)

NOTE 4 – MORTGAGE LOANS, LOAN PARTICIPATIONS AND LOAN SALES – CONTINUED

Note: There are no mortgage loans that were measured at fair value using Level 1 inputs. Additionally, except for the offers received on specific properties from third parties which we use to determine fair value, which are considered at a Level 2 valuation, all other valuations are deemed to be Level 3.

The table presented below summarizes the change in balance sheet carrying values associated with the mortgage loans measured using significant unobservable inputs (Level 3) during the three months ended March 31, 2010:
Mortgage
Loans, net
Balances, December 31, 2009	$198,461

Mortgage Loan Fundings	1,314
Mortgage Loan Repayments	(3,500)
Transfers to REO	6,339
Mortgage Repayment on whole loan sold	(22,721)
Transfers into (out of) level 3	-
Included in earnings:
Provision for credit losses	-

Balances, March 31, 2010	$179,893

Loan Classifications

The Fund classifies loans into categories for purposes of identifying and managing loan concentrations. As of December 31, 2009 and March 31, 2010, loan principal balances, net of the allowance for credit loss, by concentration category follows:

	December 31, 2009			March 31, 2010
	Amount	%	#	Amount	%	#
Pre-entitled Land:
Held for Investment	$13,834	2.5%	3	$12,815	2.5%	2
Processing Entitlements	185,608	34.1%	8	185,668	35.8%	8
	199,442	36.6%	11	198,483	38.3%	10
Entitled Land:
Held for Investment	101,942	18.8%	14	91,918	17.7%	12
Infrastructure under Construction	69,839	12.8%	5	69,874	13.4%	5
Improved and Held for Vertical Construction	47,227	8.7%	4	47,314	9.1%	4
	219,008	40.3%	23	209,106	40.2%	21
Construction & Existing Structures:
New Structure - Construction in-process	46,325	8.5%	16	43,897	8.4%	13
Existing Structure Held for Investment	23,640	4.3%	4	12,020	2.3%	2
Existing Structure - Improvements	56,033	10.3%	1	56,033	10.8%	1
	125,998	23.1%	21	111,950	21.5%	16
Total	544,448	100.0%	55	519,539	100.0%	47
Less: Allowance for Credit Loss	(330,428)			(321,968)
Net Carrying Value	$214,020			$197,571

IMH SECURED LOAN FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)
(In thousands except unit data)

NOTE 4 – MORTGAGE LOANS, LOAN PARTICIPATIONS AND LOAN SALES – CONTINUED

The Fund classifies loans into categories based on the underlying collateral’s projected end-use for purposes of identifying and managing loan concentrations and associated risks. As of December 31, 2009 and March 31, 2010, respectively, outstanding principal loan balances, net of the allowance for credit loss, by expected end-use, were as follows:

	December 31, 2009			March 31, 2010
	Amount	%	#	Amount	%	#

Residential	$273,666	50.2%	35	$270,396	52.0%	31
Mixed Use	177,308	32.6%	7	170,731	32.9%	6
Commercial	92,404	17.0%	12	77,342	14.9%	9
Industrial	1,070	0.2%	1	1,070	0.2%	1
Total	544,448	100.0%	55	519,539	100.0%	47
Less: Allowance for Credit Loss	(330,428)			(321,968)
Net Carrying Value	$214,020			$197,571

We estimate that, as of March 31, 2010, approximately 59% of the valuation allowance is attributable to residential-related projects, 40% to mixed use projects, and the balance to commercial and industrial projects.

Geographic Diversification

The Fund’s portfolio value is invested in mortgage investments where the primary collateral is located in various states.  As of December 31, 2009 and March 31, 2010, respectively, the geographical concentration of the Fund’s principal loan balances, net of the allowance for credit loss, by state, follows:

	December 31, 2009					March 31, 2010
	Oustanding	Allowance for	Net Carrying			Oustanding	Allowance for	Net Carrying
	Principal	Credit Loss	Amount	Percent	#	Principal	Credit Loss	Amount	Percent	#
Arizona	$281,492	$(162,639)	$118,853	55.5%	26	$275,582	$(159,971)	$115,610	58.5%	22
California	181,390	(120,829)	60,561	28.3%	20	181,478	(118,070)	63,408	32.1%	20
New Mexico	5,241	(1,094)	4,147	1.9%	2	5,240	(1,075)	4,165	2.1%	2
Texas	11,102	(4,272)	6,830	3.2%	3	-	-	-	0.0%	0
Idaho	49,594	(38,981)	10,613	5.0%	2	49,594	(42,852)	6,743	3.4%	2
Nevada	7,984	(2,613)	5,371	2.5%	1	-	-	-	0.0%	0
Utah	7,645	-	7,645	3.6%	1	7,645	$-	7,645	3.9%	1
Total	$544,448	$(330,428)	$214,020	100.0%	55	$519,539	$(321,968)	$197,571	100.0%	47

IMH SECURED LOAN FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)
(In thousands except unit data)

NOTE 4 – MORTGAGE LOANS, LOAN PARTICIPATIONS AND LOAN SALES – CONTINUED

Borrower and Borrower Group Concentrations

As of March 31, 2010, there was one borrower whose outstanding principal totaled $69,126 which was approximately 13.3% of our total mortgage loan principal balance outstanding and is classified as pre-entitled land – processing entitlements. In addition, there was one borrowing group whose aggregate outstanding principal aggregated $97,953, representing approximately 18.9% of our total mortgage loan principal balance outstanding, which consisted of a $56,033 loan classified as construction and existing structures – improvements and a $41,920 loan classified as entitled land – infrastructure under construction.  Finally, there was an additional borrowing group whose outstanding principal aggregated $54,947, representing 10.6% of our total mortgage loan principal balance outstanding, which consisted of nine loans classified as pre-entitled or entitled land.  Each of these loans was in non-accrual status as of December 31, 2009 and March 31, 2009 due to the shortfall in the combined current fair value of the underlying collateral for such loans, and the Fund recognized no mortgage interest income for these loans during the three months ended March 31, 2010. However, two other loans with principal balances totaling $14,893 accounted for approximately 70% of total mortgage interest income during the three months ended March 31, 2010.

Mortgage Loan Participations and Whole Loans Sold

Given the Manager’s decision to suspend certain of our activities in order to seek to prevent impairment of our capital and operations and to assist us in our efforts to meet our remaining funding commitments, we believe that certain loans are likely to be sold or participated in the future. While we endeavor to execute loan participations or loan sales at or near par, due in part to current market conditions, there can be no assurance that this will be the case. In light of current economic conditions, it may be necessary for us to employ alternative structures for loan participations. Except for the loan participation with the Manager discussed elsewhere, no loan sales or loan participations were executed during the year ended December 31, 2009 or the three months ended March 31, 2010.

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

Mortgage Loans Held for Sale

At December 31, 2009, the Fund reflected three loans with carrying values totaling $3,207, net of allowance for credit loss of $2,368, as held for sale. The sale of two of the three loans occurred during the three months ended March 31, 2010 at their approximate carrying values. The third loan remains held for sale at March 31, 2010, along with three other loans held for sale based on the Manager’s on-going negotiations to sell such loans.  At March 31, 2010, the four loans held for sale had carrying values totaling $4,412, net of allowance for credit loss of $1,923. The sale of such loans is expected to be completed in the second quarter of 2010.

IMH SECURED LOAN FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)
(In thousands except unit data)

NOTE 5 – REAL ESTATE HELD FOR DEVELOPMENT OR SALE

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

Real estate owned assets are reported as either held for development or held for sale, depending on the Manager’s plans with respect to such assets. At December 31, 2009, the Fund held total real estate owned of $104,231, of which $92,149 was held for development and $12,082 was held for sale. At March 31, 2010, the Fund held total real estate owned of $120,330, of which $108,173 was held for development and $12,157 was held for sale. During the three months ended March 31, 2010, the Fund foreclosed on five loans and took title to the underlying collateral with net carrying values totaling $16,501 as of March 31, 2010.  All real estate owned by us is located in California, Arizona, Texas, Minnesota and Nevada.

Costs related to the development or improvements of the real estate assets are generally capitalized and costs relating to holding the assets are generally charged to expense. Cash outlays for capitalized development costs totaled $733 and $799 during the three months ended March 31, 2009 and 2010, respectively. In addition, costs and expenses related to operating, holding and maintaining such properties, which were expensed and included in operating expenses for real estate owned in the accompanying consolidated statement of operations, totaled approximately $214 and $1,947 for the three months ended March 31, 2009 and 2010, respectively. The nature and extent of future costs for such properties depends on the level of development undertaken, the number of additional foreclosures and other factors. The Manager continues to evaluate various alternatives for the ultimate disposition of these investments, including partial or complete development of the properties or disposal of the properties on an as-is basis. No real estate held for sale was we sold during the three months ended March 31, 2010.

Real Estate Owned Asset Valuation

Valuation of real estate owned assets is based on the Manager’s intent and ability to execute its disposition plan for each asset and the proceeds to be derived from such disposition, net of selling costs, in relation to the carrying value of such assets. Real estate owned assets that are classified as held for sale are measured at the lower of carrying amount or fair value, less cost to sell. Real estate owned assets that are classified as held for development are considered “held and used” and are evaluated for impairment when, based on various criteria set forth in applicable accounting guidance, circumstances indicate that the carrying amount exceeds the sum of the undiscounted net cash flows expected to result from the development and eventual disposition of the asset.  If an asset is considered impaired, an impairment loss is recognized for the difference between the asset’s carrying amount and its fair value, less cost to sell.

IMH SECURED LOAN FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)
(In thousands except unit data)

NOTE 5 – REAL ESTATE HELD FOR DEVELOPMENT OR SALE - CONTINUED

Please see Note 5 of our audited financial statements in our previously filed Annual Report on Form 10-K/A for a detailed description of the summary of the procedures performed and assumptions utilized in connection with our impairment analysis of real estate owned as of and for the year ended December 31, 2009. The results of our December 31, 2009 valuation procedures were re-assessed in the first quarter of 2010 to determine whether any additional impairment was warranted for the three months ended March 31, 2010.  As a result of our analysis, no additional impairment charges were deemed necessary during the three months ended March 31, 2010.

If the Manager elects to change the disposition strategy for its real estate held for development, and such assets were deemed to be held for sale, the Fund would likely record additional impairment charges, and the amounts could be significant. As of March 31, 2010, 42% of real estate owned assets were valued on an “as is” basis while 58% were valued on an “as developed” basis.

NOTE 6 – MEMBER DISTRIBUTIONS AND REDEMPTIONS

Member Distributions Reinvested and Distributions Payable to Members

Historically, our Members elected to either reinvest distributable monthly earnings or to have earnings distributed to them in cash. Effective October 1, 2008, we suspended the option allowing Members to reinvest monthly distributions.   During the second quarter of 2009, the Manager revised its Member distribution program and ceased further distributions to Members in order to stabilize the Fund’s liquidity as discussed in Note 1.  During the three months ended March 31, 2009, total net distributions to Members were $9,690 which translated into net distributions of $132.67 per weighted average membership unit. There were no distributions made during the three months ended March 31, 2010 and no distributions reinvested during the three months ended March 31, 2009 or 2010, respectively.

Redemptions

Effective October 1, 2008, the Manager elected to, among other actions, suspend the payment of all redemption requests and the acceptance of additional redemption requests.  No redemptions were paid during the three months ended March 31, 2009 or 2010.

IMH SECURED LOAN FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)
(In thousands except unit data)

NOTE 7 – MANAGEMENT FEES AND RELATED PARTY ACTIVITY

Management Fees and Other Amounts Due to Fund Manager

For managing the Fund, the Manager is entitled to a 25 basis point annualized fee, payable monthly, based on our total mortgage loan principal balance at each month-end, excluding loans in non-accrual status and other non-performing assets.  Management fees incurred for the three months ended March 31, 2009 and 2010 totaled approximately $249 and $64, respectively.  As of December 31, 2009 and March 31, 2010, the Manager was owed $114 and $38, respectively, for unpaid management fees.

In addition, the Manager is entitled to 25% of any amounts recognized in excess of the our principal and note rate interest due in connection with loans held in whole or in part by us.  The Manager earned no such fees in connection with this provision during the three months ended March 31, 2009 and 2010.

In connection with various loan modifications, the Manager agreed to defer the collection of the related loan fees and collect such fees as needed.  Processing and administrative fees included in Payables to Fund Manager on the accompanying consolidated balance sheet totaled $3,191 and $1,491 at December 31, 2009 and March 31, 2010, respectively.

Advances to Fund Manager

At December 31, 2009 and March 31, 2010, the outstanding balance of advances to Fund Manager totaled $1,367 and $1,396, respectively. Advances to Fund Manager bear interest at 10% per annum and all unpaid accrued interest and principal is due September 30, 2011.  Interest earned on advances to Fund Manager totaled $59 and $29 for the three months ended March 31, 2009 and 2010, respectively.  There were no payments received or additional amounts advanced to the Fund Manager during the three months ended March 31, 2010.

Revenues Earned by Fund Manager

For loans originated on our behalf, the Manager receives all the revenue from loan origination and processing fees (points) and other related fees, which are paid by the borrower and are not reflected in the accompanying Fund financial statements. See Note 1 for further discussion. For the three months ended March 31, 2009 and 2010, the Manager earned origination, processing and other related fees of approximately $2,464 and $575, respectively. These amounts include fees earned from the expiration of refundable loan fees previously collected, which were refundable to the borrower in the event of loan payoff by a specified date.

Related Party Investments and Borrowings

At March 31, 2010, the Manager maintained a line of credit with a bank with a total borrowing capacity of $2,520.  This line of credit expired on April 1, 2010 and was extended to May 31, 2010 with a maximum capacity of $827, which is equal to the outstanding balance at March 31, 2009.  Accordingly, the Fund no longer has access to additional liquidity under this line of credit.  The line of credit bears interest rate at the Prime Rate plus 1.5% (4.75% at March 31, 2010).  During the three months ended March 31, 2010, the Manager drew $6,000 under this line to provide liquidity for us and repaid principal of $3,480 under this line commensurate with principal paydowns received from related borrowers, resulting in a balance at March 31, 2010 of $827.  The line of credit is collateralized by specific loans held by us and underlying deeds of trust and a guarantee of the Manager’s Chief Executive Officer.

IMH SECURED LOAN FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)
(In thousands except unit data)

NOTE 8 – NOTES PAYABLE

During the three months ended March 31, 2010, the Fund entered into a settlement agreement with respect to certain litigation involving the responsibility and ownership of certain golf club memberships attributable to certain property acquired by the Fund through foreclosure. Under the terms of the settlement agreement, the Fund agreed to execute two promissory notes for the golf club memberships totaling $5,310. The notes are secured by the security interest on the related lots, are non-interest bearing and mature on December 31, 2012. Due to the non-interest bearing nature of the loans, in accordance with applicable accounting guidance, we imputed interest on the notes at the Fund’s incremental borrowing rate of 12% per annum and recorded the notes net of the discount of $1,128, or $4,182, as of December 31, 2009. The discount is being amortized to interest expense over the term of the notes and totaled $127 during the three months ended March 31, 2010, resulting in an unamortized discount of $1,001 as of March 31, 2010.  The net principal balance of the notes payable at March 31, 2010 was $4,309.

During the three months ended March 31, 2010, the Fund, through a wholly-owned subsidiary, secured financing from a bank in the amount of $9,500 for the purpose of funding anticipated development costs for real estate owned, and for working capital needs. The note payable, which has an outstanding balance of $7,000 at March 31, 2009, bears interest at 12% per annum and requires monthly payments of interest only. During the three months ended March 31, 2010, the Fund incurred interest expense of $54 under this loan.  The loan has an initial maturity of March 2011 but may be extended for two additional six month periods. The loan is secured by one of the Fund’s real estate owned assets with a carrying value at March 31, 2010 of $22,645 and an assignment of rents and tenant notes receivable derived from the property. The Fund has also provided a guarantee for such debt.

During the three months ended March 31, 2010, the Fund, through a wholly-owned subsidiary, secured financing from a bank in the amount of $3,000 for the purpose of funding a remaining loan obligation and for anticipated development costs for real estate owned. The note payable, which has an outstanding balance of $2,120 at March 31, 2010, bears interest at 12% per annum, requires monthly payments of interest only, and matures in February 2012. During the three months ended March 31, 2010, the Fund incurred interest expense of $25 under this loan.  The loan is secured by one of the Fund’s real estate owned assets with a carrying value at March 31, 2010 of $2,815 and a Fund loan with a current carrying value of $7,197.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Undisbursed loans-in-process and interest reserves reflected on the accompanying consolidated balance sheets generally represent the unfunded portion of construction loans pending completion of additional construction, and interest reserves for all or part of the loans’ terms. As of December 31, 2009 and March 31, 2010, undisbursed loans-in-process and interest reserves balances were as follows:

	December 31, 2009			March 31, 2010
	Loans Held	Loans Held		Loans Held	Loans Held
	to Maturity	for Sale	Total	to Maturity	for Sale	Total
Undispersed Loans-in-process per Note Agreement	$63,001	$-	$63,001	$59,947	$-	$59,947
Less: amounts not to be funded	(47,026)	-	(47,026)	(46,178)	-	(46,178)
Undispersed Loans-in-process per Financial Statements	$15,975	$-	$15,975	$13,769	$-	$13,769

IMH SECURED LOAN FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)
(In thousands except unit data)

NOTE 9 – COMMITMENTS AND CONTINGENCIES - CONTINUED

A breakdown of loans-in-process expected to be funded is presented below:

	December 31,	March 31,
Loans-in-Process Allocation:	2009	2010
Construction/Operations Commitments	$3,731	$3,764
Unfunded Interest Reserves	7,524	6,993
Deferred Loan Fees due to Manager	2,360	660
Reserve for Protective Advances	654	646
Taxes and Other	1,706	1,706
Total Loan-in-Process	$15,975	$13,769

While the contractual amount of unfunded loans in process and interest reserves totaled $63,001 and $59,947 at December 31, 2009 and March 31, 2010, respectively, the Manager estimates that we will fund approximately $13,769 subsequent to March 31, 2010. Of the $13,769 expected to be funded, $6,993 relates to unfunded interest reserves on a loan restructured  in December 2009 (which is a non-cash commitment), $3,764 relates to anticipated borrower construction or operating costs, $660 relates to deferred loan fees payable to the Manager, $1,706 relates to tax related reserves and $646 relates to reserves for protective advances not required under the terms of the loan agreement but that the Manager expects to fund to protect our interest in the asset. The difference of $46,178, which is not expected to be funded, relates to loans that are in default, loans that have been modified to lower the funding amount, and loans whose funding is contingent on various project milestones, many of which have not been met to date and are not expected to be met given current economic conditions. Accordingly, these amounts are not reflected as funding obligations in the accompanying consolidated balance sheet. With available cash and cash equivalents of $3,852 at March 31, 2010, scheduled loan payoffs, the suspension of member redemptions, the suspension of new loan request fundings, debt financing secured for the Fund, and other available sources of liquidity, including potential loan participations, loan sales or sales of real estate owned assets, we expect to meet our obligation to fund these undisbursed amounts in the normal course of business. See Note 1 for discussion of the Fund’s liquidity.

At December 31, 2009, one of the Fund’s borrowers had established unfunded interest reserves, no borrowers had funded interest reserves, one borrower prepaid interest on the related note through the conveyance of certain real estate, and the remaining 53 of the Fund’s borrowers were obligated to pay interest from their own alternative sources. At March 31, 2010, one of the Fund’s borrowers had established unfunded interest reserves, no borrowers had funded interest reserves remaining, and 46 of the Fund’s borrowers were obligated to pay interest from their own alternative sources. As noted in the table above, we had $6,993 of remaining interest reserves on one loan totaling $29,577 at March 31, 2010.

During the three months ended March 31, 2009 and 2010, the Fund recognized $3,262 and $5, respectively, in mortgage loan interest which was satisfied by the use of unfunded interest reserves, which represented approximately 27.3% and 1.1% of total mortgage loan interest income for the periods, respectively. Additionally, during the three months ended March 31, 2009 and 2010, the Fund recognized $6,129 and $0, respectively, in mortgage loan interest which was satisfied by the use of funded interest reserves, which represented approximately 51.3% and 0% of total mortgage loan interest income for the periods, respectively.

The operating agreement is for the life of the Fund. Only under specified circumstances and with the vote of a majority of Fund members can the Manager be replaced as manager. In that case, if no replacement manager were selected, the Fund would dissolve.

IMH SECURED LOAN FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)
(In thousands except unit data)

NOTE 9 – COMMITMENTS AND CONTINGENCIES - CONTINUED

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

The Fund entered into a settlement agreement requiring the Fund to purchase certain golf memberships and pay past due home owners association dues attributed to certain residential lots owned by the Fund that were acquired through foreclosure. The terms of the settlement agreement require the Fund to purchase such memberships for a total of approximately $4.6 million, which is expected to be paid over time from the proceeds from the sale of such residential lots. Additionally, the Fund is required to pay all past due golf club monthly dues and assessments totaling $407,000, as well as any delinquent and current property taxes due.

Following the suspension of certain of our activities, including the suspension of member redemptions, certain members have requested that their redemption requests be honored due to financial hardships or other reasons. In each instance, we have responded that we will not grant such requests at this time and we are treating all members uniformly. While neither the Manager nor us has been served with any lawsuits from members, certain members have filed grievances with the SEC, the Arizona Department of Financial Institutions and possibly other regulatory agencies related to the Manager’s administration of the Fund and the proposed Conversion Transactions, and we have received inquiries from such regulatory agencies.

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

For some time, this member has been suggesting to the Fund, the Manager and its employees that the member would send a letter to all Fund members soliciting members to vote against the Conversion Transactions described in the Form S-4 unless the Fund, the Manager or its employees either (i) bought out the entire investment in the Fund of the member and the member’s family at the member’s family’s original invested capital plus interest, or (ii) made a loan to the member equal to the member’s original invested capital plus interest that the member would never have to repay. The member was advised that the Manager would not treat him preferentially relative to other members of the Fund and that it would not engage in any transactions that were unlawful and could not be fully disclosed to the members of the Fund. The member has also objected to other aspects of the Conversion Transactions and the operating agreement and the Manager’s management of the Fund. This member has sent letters to various regulatory agencies complaining about the contents of the Form S-4. As of the filing of this report, to the knowledge of the Manager, this member has not taken any other legal action, however, it is possible this member may do so in the future.

Our income tax returns have not been examined by taxing authorities and all statutorily open years remain subject to examination.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the audited financial statements and accompanying notes and other detailed information regarding the Fund as of and for the year ended December 31, 2009 included in our previously filed Annual Report on Form 10-K/A (“Form 10-K/A”), and with the unaudited interim consolidated financial statements and accompanying notes included in this Quarterly Report on Form 10-Q (“Form 10-Q”). Undue reliance should not be placed upon historical financial statements since they are not indicative of expected results of operations or financial condition for any future periods. All dollar amounts are expressed in thousands, except unit and per unit data.

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

The forward-looking statements that we make in this Form 10-Q are subject to a variety of risks, uncertainties and other factors that could cause actual results to differ materially from such forward-looking statements.  Some of the important factors that could cause our actual results to differ from those projected in any forward-looking statements include, but are not limited to, the following factors, which are discussed in greater detail in the “Risk Factors” section of our Form 10-K/A and in Part II Item 1A. of this Quarterly Report on Form 10-Q:

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

•
As allowed by the Operating Agreement, effective October 1, 2008, the Manager elected to suspend certain of our activities, including the acceptance of any additional investments in the Fund, the payment of redemption requests, the acceptance of new redemption requests, and the identification and funding of new loans (excluding financing new loans in connection with the sale of collateral under existing loans or the sale of real estate owned).  This election was made in order to preserve the Fund’s capital and to stabilize the Fund’s operating activities and liquid assets in order to assist us in our ability to meet future obligations, including those pursuant to the Fund’s current loan commitments.  There can be no assurance that our activities will resume in the foreseeable future, if ever.

•
If our liquidity continues to dissipate and we are unable to meet our obligations, we may continue to sell certain assets for a price at or below their current book value, which could result in an additional loss (impairment charge).

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

•
The Manager faces conflicts of interest, including, without limitation, competing demands upon its time and its involvement with other activities, all of which could have an adverse effect on the Fund.

•
As a publicly reporting company, we are required to divert considerable resources to new compliance initiatives, including refining, maintaining, testing and reporting on our disclosure controls and procedures and internal control over financial reporting, as well as compliance with accounting and reporting initiatives relating to valuation of our assets.

•	The suspension of the Fund’s activities may persist for an extended period of time, and we may not resume historical activities at all.

•	There are material income tax and retirement plan risks associated with ownership of our units.

•
There is a risk that we may modify and refinance existing portfolio loans which currently have interest rate floors to loans with lower rates, or for extended periods, which could reduce mortgage income.

The foregoing list of factors is not exhaustive. You should carefully consider the foregoing factors and the other uncertainties and potential events described in our previously filed Form 10-K/A and elsewhere in this Form 10-Q.  Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and involve inherent risks and uncertainties.  The forward-looking statements contained in this report are made only as of the date hereof.  While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Except as required by applicable law, including the securities laws of the United States, we undertake no obligation, and disclaim any duty, to update or revise information contained herein to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

Short-term bridge loans to facilitate real estate entitlement and development, and other interim financing, constitute the heart of our business model. This model relies on mortgage capital availability. However, we believe current market conditions have materially diminished the traditional sources of take-out financing on which our business model depends. The Manager believes it will take 12-24 months or longer for markets and capital sources to begin to “normalize,” although there can be no assurance that the markets will stabilize in this timeframe or at all.  The economic have continued to have a material and adverse impact on the Fund.  As of March 31, 2010, 46 of the Fund’s 47 portfolio loans are in default, and 44 such loans are in non-accrual status. In addition, as of March 31, 2010, the Fund’s cash and cash equivalents totaled $3,852 and the allowance for credit loss on the Fund’s loan portfolio totaled  $322.0 million, representing 62.0% of the principal balance of such loans.  In addition, during the three months ended March 31, 2010, the Fund foreclosed on five loans and took title to the underlying real estate with carrying values totaling $16,501 at March 31, 2010. Moreover, we have taken enforcement action on 21 additional loans to date that the Manager anticipates will result in foreclosure.

To address the Fund’s current financial condition, on February 11, 2010, the Fund entered into an agreement with the Manager and its stockholders, and an affiliated entity, IMH Holdings, LLC, or Holdings, and its members, pursuant to which the Fund would convert into a Delaware corporation named IMH Financial Corporation, and IMH Financial Corporation would acquire all of the outstanding shares of the Manager, as well as all of the outstanding membership interests of Holdings. We refer to these transactions as the Conversion Transactions. On May 10, the agreement was amended to provide that for the period January 1, 2010 through the date of consummation of the Conversion Transactions, any consolidated net losses of the Manager and Holdings shall be allocated to the stockholders of the Manager and members of Holdings. To address the allocation of such net loss to the Manager and Holdings, the number of shares to be issued to the stockholders of the Manager and members of Holdings in connection with the Conversion Transactions shall be reduced, on a pro rata basis, by one share for each $20 of the allocated net loss. On May 14, 2010, the Securities and Exchange Commission approved the consent solicitation for distribution to Members to seek to obtain approval of the Conversion Transactions. If consummated, the Manager believes the Conversion Transactions will:

•	position the Fund to become a publicly traded corporation listed on the New York Stock Exchange;
•	create the opportunity for liquidity for members;
•	cause the Fund to be internally managed, which would eliminate conflicts and more fully align the interests of the Fund, the Manager and Holdings;
•
create the opportunity for us to raise additional capital in the public markets, thereby enabling the successor to the Fund to better acquire and originate commercial mortgage loans and other real estate related investment opportunities;

•	create the opportunity to achieve long term value for stockholders of IMH Financial Corporation through dividends and capital appreciation; and
•	create a board of directors comprised of a majority of independent directors, which will enhance our corporate governance.

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

	As of and for
	the Year Ended	As of and for the Three
	December 31,	Months Ended March 31,
	2009	2009	2010
Summary balance sheet items
Cash and cash equivalents	$963	$7,873	$3,852
Mortgage loan principal outstanding	$544,448	$603,628	$519,539
Allowance for credit losses	$(330,428)	$(282,910)	$(321,968)
Mortgage loans, net	$214,020	$320,718	$197,571
Real estate owned	$104,231	$69,466	$120,330
Total assets	$337,796	$412,844	$341,786
Total liabilities	$15,928	$3,407	$22,770
Retained earnings (accumulated deficit)	$(408,515)	$(320,946)	$(411,367)
Members' capital, net of redemptions	$730,383	$730,383	$730,383
Total owners' equity	$321,868	$409,437	$319,016

Summary income statement
Mortgage loan interest	$21,339	$11,938	$522
Total revenue	$22,522	$11,974	$1,008
Operating expenses	$9,433	$898	$3,859
Provision for credit losses	$79,299	$-	$-
Impairment charge for assets acquired through foreclosure	$8,000	$-	$-
Total expenses	$96,999	$898	$3,860
Net earnings (loss)	$(74,477)	$11,076	$(2,852)

Member Related items
Number of member accounts	4,772	4,735	4,761
Average Member account balance	$67	$86	$67
Distributions to members (including distributions reinvested)	$11,706	$9,690	$-
Book value per member unit	$4,406.86	$5,605.80	$4,367.82
Net distributions to Members per weighted average membership units	$160.27	$132.67	$-
Net earnings (loss) per weighted average member unit	$(1,019.70)	$151.64	$(39.04)
Earnings (loss) from continuing operations per weighted average member unit	$175.55	$151.64	$(39.04)

Loan related items
Note balances originated	$47,557	$392	$-
Number of notes originated	3	1	-
Average note balance originated	$15,852	$392	N/A
Number of loans outstanding	55	60	47
Average loan carrying value	$3,891	$5,345	$4,204
% of portfolio principal – fixed interest rate	50.4%	37.7%	50.4%
Weighted average interest rate – fixed	9.8%	9.61%	9.84%
% of portfolio principal – variable interest rate	49.6%	62.3%	49.6%
Weighted average interest rate – variable	12.9%	12.53%	12.88%
Principal balance % by state:
Arizona	55.5%	53.5%	53.1%
California	28.3%	17.1%	34.9%
Texas	3.2%	15.7%	-
Idaho	5.0%	3.2%	9.5%
Other	8.0%	10.5%	2.5%
Total	100.0%	100.0%	100.0%

	As of and for
	the Year Ended	As of and for the Three
	December 31,	Months Ended March 31,
	2009	2009	2010
Credit Quality
Extension fees included in mortgage loan principal	$18,765	$12,749	$18,225
Interest payments over 30 days delinquent	$7,530	$6,903	$7,559
Loans past scheduled maturity	34	29	30
Principal balance of loans past scheduled maturity	$347,135	$326,949	$323,933
Number of loans in non accrual status	46	32	44
Carrying Value of loans in non accrual status	$192,334	$250,000	$187,794
Allowance for credit losses	$(330,428)	$(282,910)	$(321,371)
Allowance for credit losses as % of loan principal outstanding	60.7%	46.9%	61.9%

	December 31,		March 31,
	2008	2009	2010
Average Balance Sheets*	(in thousands)
Cash and cash equivalents	$78,379	$7,719	$2,408
Mortgage loan principal outstanding	551,174	584,551	531,994
Allowance for credit losses	(70,290)	(306,712)	(326,198)
Mortgage loans, net	480,884	277,840	205,796
Real estate owned, net	45,055	79,292	111,407
Other assets	10,808	18,884	19,308
Total assets	$615,126	$383,735	$339,217

Total liabilities	21,184	9,517	19,349
Total owners'equity	593,942	374,218	319,868
Total liabilities and owners' equity	$615,126	$383,735	$339,216

* The average balance sheets were computed taking an average balance of December 31, 2009 and March 31, 2010

			Three Months
	Years Ended December 31,		Ended March 31,
	2008	2009	2010
Analysis of Mortgage Loan Interest by Loan Classification

Pre-entitled Land:
Held for Investment	$780	$60	$-
Processing Entitlements	20,145	6,977	-
Entitled Land:
Held for Investment	14,262	2,385	-
Infrastructure under Construction	5,586	2,163	226
Improved and Held for vertical Construction	5,656	1,384	139
Construction and Existing Structures:
New Structure - Construction in process	10,976	1,058	157
Existing Structure Held for Investment	2,825	1,201	-
Existing Structure- Improvements	5,267	6,111	-
Total Mortgage Interest Income	$65,497	$21,339	$522

	December 31,		March 31,
	2008	2009	2010

Average Mortgage Loan Balances by Loan Classification*
Pre-entitled Land:
Held for Investment	$5,673	$12,478	$13,325
Processing Entitlements	198,886	193,261	185,638
Entitled Land:
Held for Investment	117,468	116,521	96,930
Infrastructure under Construction	59,192	66,399	69,857
Improved and Held for vertical Construction	43,208	47,909	47,271
Construction and Existing Structures:
New Structure - Construction in process	52,480	40,329	45,111
Existing Structure Held for Investment	26,839	26,394	17,831
Existing Structure- Improvements	47,428	81,260	56,033
Total Average Mortgage Loan Balances	$551,174	$584,551	$531,994

* Amounts were computed taking an average balance of December 31, 2009 and March 31, 2010

	December 31,		March 31,
	2008	2009	2010
Average Interest Rate by Loan Classification**

Pre-entitled Land:
Held for Investment	12.0%	10.8%	10.4%
Processing Entitlements	11.5%	9.6%	9.2%
Entitled Land:
Held for Investment	12.2%	12.4%	12.7%
Infrastructure under Construction	12.2%	11.0%	10.4%
Improved and Held for vertical Construction	11.8%	12.1%	12.2%
Construction and Existing Structures:
New Structure - Construction in process	12.3%	11.5%	10.5%
Existing Structure Held for Investment	13.8%	12.0%	12.0%
Existing Structure- Improvements	12.5%	12.4%	12.4%
Total Overall Average Interest Rate	12.3%	11.5%	11.2%

**Average Interest Rate by Loan Classification were computed by taking an average balance over the trailing 5 quarters

			Three Months
	Years Ended December 31,		Ended March 31,
Average Yield***	2008	2009	2010

Pre-entitled Land:
Held for Investment	13.7%	0.5%	0.0%
Processing Entitlements	10.1%	3.6%	0.0%
Entitled Land:
Held for Investment	12.1%	2.0%	0.0%
Infrastructure under Construction	9.4%	3.3%	0.3%
Improved and Held for vertical Construction	13.1%	2.9%	0.3%
Construction and Existing Structures:
New Structure - Construction in process	20.9%	2.6%	0.4%
Existing Structure Held for Investment	10.5%	4.6%	0.0%
Existing Structure- Improvements	11.1%	7.5%	0.0%
Total Weighted Average Yield	12.1%	3.7%	0.1%

*** Average Yield is computed using Loan Interest by Loan Classification as a percent of Average Mortgage Loan Balances by Loan Classification
Note: Overall Average Yields have decreased due to loans being placed in non-accrual status

Return on Average Equity and Assets Ratio
Return on average assets	-42.0%	-19.4%	-1.1%
Return on average equity	-43.5%	-19.9%	-1.1%
Dividend payout ratio	-24.8%	-15.7%	0.0%
Equity to assets ratio	96.6%	97.5%	96.6%

(in Thousands)	As of and for the Year ended December 31,				March 31,
	2006	2007	2008	2009	2010
Principal Balanaces Outstanding by Loan Classifications
Pre-entitled Land:
Held for Investment	$-	$-	$7,178	$13,834	$12,815
Processing Entitlements	145,219	203,166	200,902	185,608	185,668
Entitled Land:
Held for Investment	41,894	135,060	114,307	101,942	91,918
Infrastructure under Construction	17,621	60,037	57,908	69,839	69,874
Improved and Held for vertical Construction	29,388	14,800	54,486	47,227	47,314
Construction and Existing Structures:
New Structure - Construction in process	16,316	70,864	43,814	46,325	43,897
Existing Structure Held for Investment	8,177	26,870	37,482	23,640	12,020
Existing Structure- Improvements	-	-	97,777	56,033	56,033
Total Principal Balanaces Outstanding by Loan Classifications	$258,615	$510,797	$613,854	$544,448	$519,539

Allocation of Allowance for Credit Losses by
Loan Classification
Pre-entitled Land:
Held for Investment	$-	$-	$(3,242)	$(9,623)	$(9,739)
Processing Entitlements	-	(1,900)	(122,266)	(134,742)	(138,182)
Entitled Land:
Held for Investment	-	-	(79,279)	(80,750)	(76,011)
Infrastructure under Construction	-	-	(24,863)	(39,441)	(39,897)
Improved and Held for Vertical Construction	-	-	(38,522)	(28,696)	(25,986)
Construction & Existing Structures:
New Structure - Construction in-process	-	-	(28,547)	(30,106)	(29,435)
Existing Structure Held for Investment	-	-	(2,954)	(7,070)	(2,716)
Existing Structure - Improvements	-	-	(637)	-	-
Allowance for Loan Loss	$-	$(1,900)	$(300,310)	$(330,428)	$(321,968)

Rollforward of Allowance for Credit Losses by Loan Classifications

Balance at the beginning of period	$-	$-	$(1,900)	$(300,310)	$(330,428)

Additions to Allowance for Credit Loss
Pre-entitled Land:
Held for Investment	$-	$-	$-	$(6,381)	$(116)
Processing Entitlements	-	(1,900)	(117,567)	(24,851)	(3,440)
Entitled Land:
Held for Investment	-	-	(91,735)	(9,851)	466
Infrastructure under Construction	-	-	(30,338)	(11,990)	(456)
Improved and Held for Vertical Construction	-	-	(13,249)	801	2,710
Construction & Existing Structures:
New Structure - Construction in-process	-	-	(38,157)	(3,218)	(412)
Existing Structure Held for Investment	-	-	(4,361)	(4,116)	1,248
Existing Structure - Improvements	-	-	(593)	(19,693)	-
Total provision for credit losses	$-	$(1,900)	(296,000)	$(79,299)	$-

Charge-Offs:
Pre-entitled Land:
Held for Investment	$-	$-	$-	$-	$-
Processing Entitlements	-	-	-	12,375	-
Entitled Land:	-	-	-	-
Held for Investment	-	-	-	8,380	4,272
Infrastructure under Construction	-	-	-	(2,588)	-
Improved and Held for Vertical Construction	-	-	-	9,025	-
Construction & Existing Structures:	-	-	-	-
New Structure - Construction in-process	-	-	-	1,659	1,081
Existing Structure Held for Investment	-	-	-	-	3,107
Existing Structure - Improvements	-	-	-	20,330	-
Total charge-offs	$-	$-	$-	$49,181	$8,460
Recoveries - None
Total recoveries	$-	$-	$-	$-	$-

Net charge-offs	$-	$-	$-	$49,181	$8,460

Net Change in Allowance for Credit Loss	$-	$(1,900)	$(296,000)	$(30,118)	$8,460
Other changes to allowance for credit losses	-	-	(2,410)	-	-
Balance at end of period	$-	$(1,900)	$(300,310)	$(330,428)	$(321,968)

Ratio of net charge-offs during the period to average loans outstanding during the period	0.0%	0.4%	48.2%	5.5%	-1.6%

	As of and for the Year ended December 31,				March 31,
	2006	2007	2008	2009	2010
Principal Balances Outstanding by Loan Classification
Pre-entitled Land:
Held for Investment	$-	$-	$7,178	$13,834	$12,815
Processing Entitlements	145,219	203,166	200,902	185,608	185,668
Entitled Land:
Held for Investment	41,894	135,060	114,307	101,942	91,918
Infrastructure under Construction	17,621	60,037	57,908	69,839	69,874
Improved and Held for vertical Construction	29,388	14,800	54,486	47,227	47,314
Construction and Existing Structures:
New Structure - Construction in process	16,316	70,864	43,814	46,325	43,897
Existing Structure Held for Investment	8,177	26,870	37,482	23,640	12,020
Existing Structure- Improvements	-	-	97,777	56,033	56,033
Total Loan Portfolio	$258,615	$510,797	$613,854	$544,448	$519,539

Scheduled Maturities

Scheduled Maturities - One year or less
Pre-entitled Land:
Held for Investment	$-	$-	$7,178	$13,834	$12,815
Processing Entitlements	145,219	203,166	195,168	185,608	185,668
Entitled Land:
Held for Investment	41,894	135,060	89,786	101,942	91,918
Infrastructure under Construction	17,621	60,037	57,908	27,953	27,953
Improved and Held for vertical Construction	29,388	14,800	13,904	47,227	47,314
Construction and Existing Structures:
New Structure - Construction in process	16,316	70,864	43,814	12,653	12,632
Existing Structure Held for Investment	8,177	26,870	37,482	23,641	12,020
Existing Structure- Improvements	-	-	97,777	-	-
Total Scheduled Maturities - One year or less	$258,615	$510,797	$543,017	$412,858	$390,320

Scheduled Maturities - One to five years
Pre-entitled Land:
Held for Investment	$-	$-	$-	$-	$-
Processing Entitlements	-	-	5,735	-	-
Entitled Land:
Held for Investment	-	-	24,520	-	-
Infrastructure under Construction	-	-	-	41,886	41,920
Improved and Held for vertical Construction	-	-	40,582	-	-
Construction and Existing Structures:
New Structure - Construction in process	-	-	-	33,671	31,266
Existing Structure Held for Investment	-	-	-	-	-
Existing Structure- Improvements	-	-	-	56,033	56,033
Total Scheduled Maturities - One to five years	$-	$-	$70,837	$131,590	$129,219
Total Scheduled Maturities	$258,615	$510,797	$613,854	$544,448	$519,539

Scheduled Maturities - One to Five Years by Interest Type	As of and for the Year ended December 31,				March 31,
Fixed Interest Rates	2006	2007	2008	2009	2010
Pre-entitled Land:
Held for Investment	$-	$-	$-	$-	$-
Processing Entitlements	-	-	1,929	-	-
Entitled Land:
Held for Investment	-	-	3,500	-	-
Infrastructure under Construction	-	-	-	41,886	-
Improved and Held for vertical Construction	-	-	10,461	-	-
Construction and Existing Structures:
New Structure - Construction in process	-	-	-	32,053	31,266
Existing Structure Held for Investment	-	-	-	-	-
Existing Structure- Improvements	-	-	-	56,033	56,033
Total Scheduled Maturities - Fixed interest rate	$-	$-	$15,890	$129,972	$87,299
Variable Interest Rates
Pre-entitled Land:
Held for Investment	$-	$-	$-	$-	$-
Processing Entitlements	-	-	3,807	-	-
Entitled Land:					-
Held for Investment	-	-	21,020	-	-
Infrastructure under Construction	-	-	-	-	41,920
Improved and Held for vertical Construction	-	-	30,120	-	-
Construction and Existing Structures:					-
New Structure - Construction in process	-	-	-	1,618	-
Existing Structure Held for Investment	-	-	-	-	-
Existing Structure- Improvements	-	-	-	-	-
Total Scheduled Maturities - Variable interest rate	$-	$-	$54,947	$1,618	$41,920
Total Scheduled Maturities by Interest rate type	$-	$-	$70,837	$131,590	$129,219

	December 31,				March 31,
	2006	2007	2008	2009	2010

Performing Loans
Pre-entitled Land:
Held for Investment	$-	$-	$-	$-	$-
Processing Entitlements	131,318	119,175	146,460	-	-
Entitled Land:
Held for Investment	41,893	135,060	37,146	-	-
Infrastructure under Construction	17,621	44,557	40,653	7,645	-
Improved and Held for vertical Construction	29,388	14,800	35,102	-	-
Construction and Existing Structures:
New Structure - Construction in process	16,317	45,087	6,694	4,805	1,618
Existing Structure Held for Investment	8,177	18,620	23,393	-	-
Existing Structure- Improvements	-	-	97,777	-	-
Total Performing Loans	$244,714	$377,299	$387,225	$12,450	$1,618

Loans in Defualt - Non-Accrual
Pre-entitled Land:
Held for Investment	$-	$-	$-	$13,834	$12,815
Processing Entitlements	-	64,743	46,636	185,608	185,668
Entitled Land:
Held for Investment	-	-	3,300	101,942	91,918
Infrastructure under Construction	-	-	17,255	62,194	62,229
Improved and Held for vertical Construction	-	-	14,632	40,051	47,314
Construction and Existing Structures:
New Structure - Construction in process	-	2,253	13,800	39,102	41,168
Existing Structure Held for Investment	-	8,250	-	23,640	12,020
Existing Structure- Improvements	-	-	-	56,033	56,033
Total Loans in Default - Non-Accrual	$-	$75,246	$95,623	$522,404	$509,165

Loans in Defualt - Other
Pre-entitled Land:
Held for Investment	$-	$-	$7,178	$-	$-
Processing Entitlements	13,901	19,247	7,806	-	-
Entitled Land:
Held for Investment	-	-	73,861	-	-
Infrastructure under Construction	-	15,480	-	-	7,645
Improved and Held for vertical Construction	-	-	4,752	7,176	-
Construction and Existing Structures:
New Structure - Construction in process	-	23,525	23,320	2,418	1,111
Existing Structure Held for Investment	-	-	14,089	-	-
Existing Structure- Improvements	-	-	-	-	-
Total Loans in Default - Other	$13,901	$58,252	$131,006	$9,594	$8,756
Total Loans in Default	$13,901	$133,498	$226,629	$531,998	$517,921

Total Loan Portfolio	$258,615	$510,797	$613,854	$544,448	$519,539

Loans in Default by Basis for Default
Loans past maturity date
Pre-entitled Land:
Held for Investment	$-	$-	$7,178	$13,834	$12,815
Processing Entitlements	13,901	83,990	52,791	181,801	181,861
Entitled Land:
Held for Investment	-	-	73,714	80,922	70,898
Infrastructure under Construction	-	15,480	17,255	20,308	27,953
Improved and Held for vertical Construction	-	-	8,923	17,106	9,946
Construction and Existing Structures:
New Structure - Construction in process	-	25,778	36,246	9,522	8,440
Existing Structure Held for Investment	-	8,250	14,089	23,641	12,020
Existing Structure- Improvements	-	-	-	-	-
Total past maturity date	$13,901	$133,498	$210,196	$347,134	$323,933
Loans past due on interest
Pre-entitled Land:
Held for Investment	$-	$-	$-	$-	$-
Processing Entitlements	-	-	1,650	3,807	3,807
Entitled Land:
Held for Investment	-	-	3,447	21,020	21,020
Infrastructure under Construction	-	-	-	41,886	41,920
Improved and Held for vertical Construction	-	-	10,461	30,120	37,368
Construction and Existing Structures:
New Structure - Construction in process	-	-	875	31,998	33,840
Existing Structure Held for Investment	-	-	-	-	-
Existing Structure- Improvements	-	-	-	56,033	56,033
Total past due on interest	$-	$-	$16,433	$184,864	$193,988

Total loans in dafault by basis of default	$13,901	$133,498	$226,629	$531,998	$517,921

Analysis of Changes in Mortgage Loan Interest Income

	December 31,			March 31,
	2009 Compared to 2008			2010 Compared to 2009
	Increase (Decrease) due to			Increase (Decrease) due to
	Volume	Rate	Net	Volume	Rate	Net
Pre-entitled Land:
Held for Investment	$817	$(1,537)	$(720)	$337	$(397)	$(60)
Processing Entitlements	(647)	(12,521)	(13,168)	(1,275)	(3,357)	$(4,632)

Entitled Land:
Held for Investment	(115)	(11,762)	(11,877)	(2,978)	1,105	$(1,873)
Infrastructure under Construction	879	(4,302)	(3,423)	917	(2,071)	$(1,154)
Improved and Held for vertical Construction	555	(4,827)	(4,272)	(285)	(210)	$(495)

Construction and Existing Structures:
New Structure - Construction in process	(1,495)	(8,423)	(9,918)	572	(778)	$(206)
Existing Structure Held for Investment	(61)	(1,563)	(1,624)	(1,703)	1,266	$(437)
Existing Structure- Improvements	4,229	(3,385)	844	(5,126)	2,567	$(2,559)
	$4,162	$(48,320)	$(44,158)	$(9,540)	$(1,875)	$(11,416)

Results of Operations for the Three Months Ended March 31, 2009 and 2010

Factors Affecting our Financial Results

Revenues

We generate income primarily from interest and fees on our mortgage loans, including default interest and fees, as well as interest income from money market, short-term investments or similar accounts in which we temporarily invest excess cash.

Mortgage Loan Interest Income.   The revenues generated from mortgage loan investments include contractual note rate interest, default interest and penalty fees collected, and accretion on loans acquired at a discount. Effective October 1, 2008, the Manager suspended the identification and funding of new loans (excluding financing of new loans in connection with the sale of collateral under existing loans or the sale of real estate owned assets). Changes to the size of our loan portfolio directly affect the amount of interest and fee income we are able to achieve. See the heading entitled “Trends in Interest Income and Effective Portfolio Yield.”

The Manager also modified certain loans in our portfolio, which has resulted in an extended term of maturity on such loans of two years or longer and, in some cases, has required us to accept an interest rate reflective of current market rates, which are lower than in prior periods. The Manager may decide to modify loans in the future in an effort, among other things, to seek to protect our collateral. Additionally, while the Manager has elected to suspend new loan requests, we have, on a limited basis, financed the sale of loan collateral by existing borrowers to unrelated parties, and it is anticipated that we will engage in similar lending activities in the future. This effort effectively converts a non-performing loan into a performing loan.

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

Investments and Other Interest Income.   Interest income from investment and money market accounts is directly attributable to the average amount of cash available for short-term investment and interest rates. The decrease in cash in recent periods is attributable to the suspension of acceptance of new member investments, the use of cash to fund remaining loan commitments and distributions to members, and the decrease in loan payoffs. Given these factors and the perceived lack of available take-out financing available to our borrowers, we anticipate a decrease in cash and cash equivalents and a decrease in investment income in future periods unless we complete the Conversion Transactions and raise additional financing through an initial public offering or otherwise.

Rents and Other Income.   Rents and other income is attributable to the foreclosure of certain loans secured by operating properties.

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

Changes to Revenues if the Conversion Transactions are Consummated.   Changes to the size of our loan portfolio directly affect the amount of interest and fee income we are able to achieve. If the Conversion Transactions are consummated and we raise additional capital through an initial public offering or otherwise, we expect to resume our lending activities, and we expect to diversify our loan portfolio by type geographically. We believe that consummation of the Conversion Transactions and raising additional capital will position us to grow our loan portfolio through new investments in loan originations and acquisitions. We plan to focus initially on the acquisition of commercial mortgage loans as we expect there to be better opportunities in the current economic market environment for loan acquisitions than on loan originations. See the heading entitled “Our Business — Our Target Assets.” As a result, we expect in the short-term that we will derive a greater proportion of our revenues from dispositions of investments from our existing portfolio of real estate owned properties and from the disposition of loans and other assets we acquire than from the interest and fee income from commercial mortgage loans originated by us. As economic conditions improve, we expect interest and fee income from commercial mortgage loans to again become a greater focus for us, and for interest and fee income from commercial mortgage loans to become a greater portion of our revenues. If we consummate an initial public offering or otherwise raise capital following the consummation of the Conversion Transactions, we expect our revenues will benefit from additional fee income. We would receive loan origination fees, or points, which historically were retained by the Manager, penalty fees and gains related to the portfolio assets. We also expect to benefit from management fees for management services provided by a subsidiary of IMH Holdings to SWI Fund.

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

Provision for Credit Losses.   The provision for credit losses on the loan portfolio, including the estimated charge on the transfer of loans to real estate owned status, is based on our estimate of fair value, using data from, among other things, reports prepared by third party valuation firms, of the underlying collateral of the loan portfolio and the estimated realizable value on real estate owned. Current asset values have dropped significantly in many of the areas where we hold real estate or have a security interest in collateral securing our loans, which resulted in significant non-cash provisions for credit losses for the year ended December 31, 2008 and 2009.

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

The Manager has historically received from borrowers, either directly or from loan proceeds, all revenues and fees from loan originations, processing, servicing and extension. As a result of the suspension of our activities, although the Manager may collect fees from time-to-time from the modification of existing loans or a portion of penalties or default fees, the suspension of our lending activities has resulted in the loss of the Manager’s primary revenue source. The Manager has initiated or implemented various initiatives that it believes will allow it to generate adequate liquidity to fund operations for the next 12 months without any additional revenue being generated from the Fund. Based on the Manager’s strategies and operating plans, the Manager believes that its cash and cash equivalents along with cash flows generated from operations and working capital management will allow the Manager to fund its operations over the next 12 months.

Although we have accessed bank lines of credit from time to time in the past, we have not historically relied on significant leverage or debt financing to fund our operations and investments. This financing strategy has helped us to reduce the over-leveraging that we believe has adversely affected many competitors in the real estate industry, and we believe positions us to avoid the forced sales that had affected others. See the heading entitled “Liquidity and Capital Resources.” We may in the future incur indebtedness from time to time for general corporate purposes or working capital.

Revenues

	Three Months Ended March 31,
Revenues	2009	2010	$ Change	% Change
Mortgage Loan Interest Income	$11,938	$522	$(11,416)	(95.6)%
Investment and Other Interest Income	36	76	40	111.1%
Rents and Other Income	0	410	410	N/A
Total Interest and Fee Income	$11,974	$1,008	$(10,966)	(91.6)%

During the three months ended March 31, 2010 income from mortgage loans was $522,000 a decrease of $11.4 million, or 95.6%, from $11.9 million for the three months ended March 31, 2009.

The year over year decrease in mortgage loan income is attributable to the decrease in the income-earning portion of our loan portfolio. While the total loan portfolio was $603.6 million at March 31, 2009 as compared to $519.5 million at March 31, 2010, the income-earning loan balance decreased significantly from $353.6 million to $10.4 million for the same periods, respectively. Additionally, the average portfolio interest rate (including performing and nonperforming loans) was 11.42% per annum at, March 31, 2009, as compared to 11.32% per annum at March 31, 2010.  As of March 31, 2010, 44 of our 47 portfolio loans are in non-accrual status, as compared to 32 out of 60 loans at March 31, 2009.  As such, we anticipate a further decrease in mortgage income in future periods.

During the three months ended March 31, 2010, investment and other interest income was $76,000 an increase of $40,000 or 111.1%, from $36,000 for the three months ended March 31, 2009. The net increase in investments and interest income is directly attributable to a decrease in the average amount of cash available for short-term investment offset by interest earned on a note receivable from a tenant for tenant improvements made on an operating property owned by the Fund.  Given the general lack of available take-out financing accessible to our borrowers, we anticipate cash and cash equivalents to remain at minimal levels for the foreseeable future. However, with the performing tenant note receivable, we anticipate an increase in investment and other interest income in future periods.

  During the three months ended March 31, 2010, the Fund recognized rents and other income of $410,000 and none in the corresponding period in 2009. Rents and other income resulted from the foreclosure of a loan in third quarter of 2009 secured by an operating medical office building. The Manager anticipates an increase in rents and other income as the occupancy level of the property improves.

Expenses
	Three Months Ended March 31,
Expenses:	2009	2010	$ Change	% Change
Management Fees	$249	$64	$(185)	(74.3)%
Default Related and Other Fund Expenses	126	206	80	63.5%
Operating Expenses for Real Estate Owned	214	1,947	1,733	809.8%
Professional Fees	309	1,399	1,090	352.8%
Interest Expense:
Borrowings from Fund Manager	-	27	27	N/A
Participations in Mortgage Loans	-	-	-	N/A
Borrowings on Note Payable	-	217	217	N/A
Total Interest Expense	-	244	244	N/A

Total Expenses	$899	$3,860	$2,962	329.5%

During the three months ended March 31, 2010, management fee expense was $64,000 a decrease of $185,000 or 74.3%, from $249,000 for the three months ended March 31, 2009, respectively. Management fee expense as a percentage of total revenue for the Fund was 6.3% and 2.1% for the three months ended March 31, 2009 and 2010, respectively.  The decrease in management fee expense for the three months ended March 31, 2010 is directly related to the significant decline in the “Earning Asset Base” of our loan portfolio at March 31, 2010 and 2009, respectively, as previously described.  The increase in management fees as a percentage of total revenue is attributed to the increase in “non-earning” or non-accrual assets and the timing in which such assets enter non-accrual status, which as described above, are removed from the asset base on which management fees are computed.

Default Related and Other Fund expenses include direct expenses related to defaulted loans, foreclosure activities, or property acquired through foreclosure.  Such direct costs include legal and other directs costs, as well as allocated personnel costs directly related to defaulted loans and foreclosure activities. During the three months ended March 31, 2010 and 2009, respectively, Default Related and Other Fund Expenses were $206,000 and $126,000 respectively, an increase of $80,000 or 63.5%. The overall increase in default related expenses are attributable to the increasing defaults and foreclosures experienced by us in 2009 as compared to 2008.  Given the anticipated increase in defaults and foreclosures, we anticipate a decrease in management fees and an increase in default related costs in future periods.  However, the expected changes in these balances cannot be determined with certainty.

Operating expenses for real estate owned include direct operating costs for such properties including property taxes, home owner association dues, property management fees, utilities, repairs and maintenance, licenses, depreciation and amortization and other costs and expenses associated with the ownership of real estate properties. During the three months ended March 31, 2010 and 2009, respectively, operating expenses for real estate owned were $1.9 million and $214,000 respectively, an increase of $1.7 million or 809.8%.  The increase in operating expenses for real estate owned is attributable to the increasing number of properties acquired through foreclosures, including property tax expense totaling $1.0 million and depreciation expense totaling $419,000 attributable to such properties during the three months ended March 31, 2010.  We expect such costs and expenses to increase as we continue to exercise remedies on loans in default which will likely result in foreclosure.

Professional fees consist of outside consulting expenses, valuation services, legal and accounting fees for public reporting related expenses.  During the three months ended March 31, 2010 and 2009, professional fees were $1.4 million and $308,000 respectively, an increase of $1.1 million, or 354.2%. The increase in these costs is attributed to the increasing defaults and foreclosures in our loan portfolio, the cost of valuation services provided in connection with our on-going evaluation of the portfolio, and the costs of public reporting, including requirements under the Sarbanes-Oxley Act and related requirements.  Also, certain costs that the Manager elected to pay in previous periods (but was not contractually required to pay), such as public reporting costs, are now being borne by us.  Additionally, the Manager has engaged the services of an outside consulting firm to assist in the determination of the specific asset disposition strategy.  The consulting firm receives $110,000 per month for its services.

Interest expense includes interest incurred in connection with loan participations issued to third parties, borrowings from the Manager and borrowings from banks. During the three months ended March 31, 2010, interest expense was $244,000 as compared to no interest expense for the three months ended March 31, 2009. Interest expense for the three months ended March 31, 2010 was incurred in connection with the $827,000 borrowing from the Manager and $13.4 million in notes payable, the majority of which were secured in the first quarter of 2010.

Net Earnings (Loss)

	Three Months Ended March 31,
	2009	2010	$ Change	% Change
Net Earnings (Loss)	$11,076	$(2,852)	$(13,928)	(125.7)%

Net earnings (loss) consist of interest and fee income reduced by management fee expense, default related expenses, operating expenses, professional fees, interest expense, provision for credit losses, impairment charges and other expenses. For the three months ended March 31, 2010, net loss totaled $2.9 million, a decrease of $13.9 million or 125.7%, from net earnings of $11.1 million for the three months ended March 31, 2009. This increase in net loss is attributed to the decrease in the Fund’s income-earning loan portfolio balances contributing to lower interest income and default fees, lower cash balances contributing to lower investment income, and an increase in default related, operating, professional fees, provision for credit losses and impairment charges and other expenses incurred.

Manager Fund-Related Income and Expense

In accordance with Article 14 of the Operating Agreement, the Manager receives from borrowers, either directly or from loan proceeds, all revenue and fees from loan origination, processing, servicing and extension. For the three months ended March 31, 2009, the Manager earned origination, processing and other related fees of approximately $3.8 million, substantially all of which were earned on loans funded by us. The Manager earned no origination, processing and other related fees during the three months ended March 31, 2010.

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

In addition, our overhead and certain operating expenses are paid by the Manager, as specified by the Operating Agreement. Such costs include payroll and direct costs associated with loan origination or related activities, as well as Member development and operations and other general overhead costs. Based on our estimates, during the three months ended March 31, 2010 and 2009, respectively, the Manager incurred Fund-related expenses as follows (in thousands):

	Three months ended
	March 31,
Fund-related Expenses Paid by Manager:	2009	2010
Operations-related expenses	$1,572	$367
Origination-related expenses	$892	$208
Total	$2,464	$575

The reduction in expenses from the three months ended March 31, 2009 as compared to the same period in 2010 is attributable to the reduction in lending activities and cost cutting measures employed by the Manager.

Changes in the Loan Portfolio Profile

As previously discussed, effective October 1, 2008, the Manager elected to suspend certain of our activities, including the origination and funding of any new loans. Accordingly, the ability of the Manager to make adjustments to our loan portfolio is significantly reduced. In addition, in an effort to seek to preserve our collateral, the Manager has modified certain existing loans, oftentimes by extending maturity dates, and, in the absence of available credit financing to repay our loans, the Manager will likely modify additional loans in the future or foreclose on those loans.

Lien Priority

Historically, all of our mortgage loans have been collateralized by first deeds of trust (mortgage) on real property, and have generally included a personal guarantee by the principals of the borrower. Oftentimes, our loans are secured by additional collateral. However, as of March 31, 2010, we subordinated two first lien mortgages to third party lender in the amount of $15.5 million (approximately 25% and 2% of the outstanding principal for each loan, respectively). Once such subordination for $14.0 million was granted in order to provide liquidity to the borrower to complete the construction of the project, an obligation for which the Fund had been responsible under the original loan terms. Under the terms of the subordination agreement, the Fund may purchase or pay off the loan to the third party lender at par. The second subordination for $1.5 million was granted in order to satisfy a prior lien for which the lien holder was seeking foreclosure, also an obligation for which the Fund had been responsible under the original loan terms. While subordinations of the Fund’s first lien positions are not expected to be a common occurrence in the future, the Manager may find it necessary to do so in an effort to maximize the opportunity for recovery of our investment.

Independent title companies handle all loan closings and independent third-party companies, with oversight of the Manager, provide construction inspections and loan document management services for the majority of the mortgage loan note obligations that contain construction components.

Average Loan Size

Aside from one loan which was funded during the first quarter of 2009 totaling $392,000 in connection with the financing of a sale of certain collateral by an existing borrower to an unrelated party, and the restructure of certain loans for a borrower exiting bankruptcy in the fourth quarter of 2009, no new loans were originated during the remainder of 2009 or during the three months ended March 31, 2010. At December 31, 2009, the average principal balance for performing loans was $2.4 million, as compared to $3.5 million at March 31, 2010. The low average note balance is a result of the majority of the loan portfolio that is in non-accrual status as of December 31, 2009 and March 31, 2010.

Geographic Diversification

While a large percentage of our loan portfolio is invested primarily in mortgage loans where the collateral is located in Arizona and California, we also currently have loans in New Mexico, Texas, Idaho, Minnesota, Nevada and Utah.  As of December 31, 2009 and March 31, 2010, respectively, the geographic concentration of loan outstanding principal balances, net of the allowance for credit loss, by state, follows (in thousands except percentages and unit data):

	December 31, 2009					March 31, 2010
	Oustanding	Allowance for	Net Carrying			Oustanding	Allowance for	Net Carrying
	Principal	Credit Loss	Amount	Percent	#	Principal	Credit Loss	Amount	Percent	#
Arizona	$281,492	$(162,639)	$118,853	55.5%	26	$275,582	$(159,971)	$115,610	58.5%	22
California	181,390	(120,829)	60,561	28.3%	20	181,478	(118,070)	63,408	32.1%	20
New Mexico	5,241	(1,094)	4,147	1.9%	2	5,240	(1,075)	4,165	2.1%	2
Texas	11,102	(4,272)	6,830	3.2%	3	-	-	-	0.0%	0
Idaho	49,594	(38,981)	10,613	5.0%	2	49,594	(42,852)	6,743	3.4%	2
Nevada	7,984	(2,613)	5,371	2.5%	1	-	-	-	0.0%	0
Utah	7,645	-	7,645	3.6%	1	7,645	-	7,645	3.9%	1
Total	$544,448	$(330,428)	$214,020	100.0%	55	$519,539	$(321,968)	$197,571	100.0%	47

The concentration of our loan portfolio in California and Arizona, which are markets in which values have been severely impacted by the decline in the real estate market, totals 83.8% at December 31, 2009 and 88.8% at March 31, 2010. We have stopped funding new loans and, as a result of that and other factors, our ability to diversify our portfolio is significantly impaired.  The change in the geographic diversification of the loan portfolio is primarily attributed to the foreclosure and transfer of loans to real estate owned.

Interest Rate Information

Our loan portfolio includes loans that carry variable and fixed interest rates.  All variable interest rate loans are indexed to the Prime rate with floors. At December 31, 2009 and March 31, 2010, respectively, the Prime rate was 3.25% per annum.

At March 31, 2010, 47.1% of our portfolio consisted of variable rate loans, as compared to 49.6% at December 31, 2009. The decrease in the percentage of variable rate loans in the portfolio is primarily attributed to the foreclosure of such loans in the first quarter of 2010. The weighted average interest rate on variable rate loans was 12.98% per annum and 12.88% per annum at March 31, 2010 and December 31, 2009, respectively. The slight increase in the average variable rate at March 31, 2010 as compared to December 31, 2009 is attributed to the foreclosure of lower variable rate loans.  At March 31, 2010 and December 31, 2009, respectively, all variable rate loans outstanding had an interest rate floor and no ceiling interest rates. Accordingly, if the Prime interest rate increases during the life of the loans, interest rates on substantially all these loans would adjust upward.  Conversely, as the Prime interest rate decreases, the interest rates on such loans do not decline below the floor rates, which is typically the original interest rate at the time of origination. For the impact of proforma increases or decreases in the Prime rate, see the discussion of “Quantitative and Qualitative Disclosures about Market Risk” located elsewhere in this Form 10-Q.

At March 31, 2010, 52.9% of our portfolio consisted of fixed rate loans, as compared with 50.4% at December 31, 2009. The increase in the percentage of fixed rate loans in the portfolio is attributed to the modification of certain loans as fixed rate loans that were previously variable rate. The average rate on fixed rate loans as of March 31, 2010 and December 31, 2009, respectively, was 9.83% and 9.84%, respectively. The weighted average interest in rates between these periods remained consistent.

A substantial portion of our portfolio loans are in default or in non-accrual status as of March 31, 2010 and December 31, 2009, respectively. The outstanding principal balances (including non-accrual loans), net of the allowance for credit loss, summarized by the contractual loan terms for fixed and variable interest rates within selected interest rate ranges and other portfolio information, as of December 31, 2009 and March 31, 2010 were as follows (in thousands except percentages and unit data):

	December 31, 2009
	Fixed Rate		Variable Rate		Total
		Outstanding		Outstanding		Outstanding	Allowance for	Net Carrying
Current Rate:	#	Principal	#	Principal	#	Principal	Credit Loss	Amount	%
6.00%	1	$5,890	-	$-	1	$5,890	$(1,568)	$4,322	2.0%
7.53%	1	41,886	-	-	1	41,886	(23,942)	17,944	8.4%
8.00%	4	31,077	-	-	4	31,077	(24,999)	6,078	2.8%
8.25%	1	56,033	-	-	1	56,033	-	56,033	26.2%
9.00%	1	1,589	-	-	1	1,589	(9)	1,580	0.7%
10.00%	4	29,555	-	-	4	29,555	(22,316)	7,239	3.4%
11.00%	1	1,463	1	1,618	2	3,081	-	3,081	1.4%
11.75%	1	5,759	-	-	1	5,759	-	5,759	2.7%
12.00%	7	61,403	8	53,947	15	115,350	(59,545)	55,805	26.1%
12.25%	-	-	2	56,562	2	56,562	(51,372)	5,190	2.4%
12.50%	-	-	5	16,128	5	16,128	(11,705)	4,423	2.1%
12.75%	1	37,958	-	-	1	37,958	(22,664)	15,294	7.1%
13.00%	1	1,650	9	54,947	10	56,597	(45,462)	11,135	5.2%
13.75%	-	-	2	6,528	2	6,528	(5,987)	541	0.3%
14.25%	-	-	1	69,127	1	69,127	(56,370)	12,757	6.0%
Total	23	$274,263	32	$270,185	55	$544,448	$(330,428)	$214,020	100.0%

% of Portfolio		50.4%		49.6%		100.0%
Weighted Average Rate		9.84%		12.88%		11.34%
Number of Loans		23		32		55
Average Principal		$11,924		$8,443		$9,899

	March 31, 2010
	Fixed Rate		Variable Rate		Total
		Outstanding		Outstanding		Outstanding	Allowance for	Net Carrying
Current Rate:	#	Principal	#	Principal	#	Principal	Credit Loss	Amount	%
6.00%	1	$5,890	-	$-	1	$5,890	$(1,582)	$4,308	2.2%
7.53%	1	41,920	-	-	1	41,920	(24,070)	17,850	9.0%
8.00%	3	31,758	-	-	3	31,758	(25,607)	6,151	3.1%
8.25%	1	56,033	-	-	1	56,033	-	56,033	28.4%
9.00%	1	1,589	-	-	1	1,589	(9)	1,580	0.8%
10.00%	4	29,555	-	-	4	29,555	(22,350)	7,205	3.6%
11.00%	1	1,463	1	1,618	2	3,081	-	3,081	1.6%
11.50%	-	-	1	225	1	225	(219)	6	0.0%
11.75%	1	5,775	-	-	1	5,775	-	5,775	2.9%
12.00%	7	61,403	6	42,399	13	103,802	(58,840)	44,962	22.9%
12.25%	-	-	2	56,562	2	56,562	(51,133)	5,429	2.7%
12.50%	-	-	3	13,139	3	13,139	(10,680)	2,459	1.2%
12.75%	1	37,958	-	-	1	37,958	(22,983)	14,975	7.6%
13.00%	1	1,650	9	54,947	10	56,597	(42,137)	14,460	7.3%
13.75%	-	-	2	6,528	2	6,528	(6,036)	492	0.2%
14.25%	-	-	1	69,127	1	69,127	(56,322)	12,805	6.5%
Total	22	$274,994	25	$244,545	47	$519,539	$(321,968)	$197,571	100.0%

% of Portfolio		52.9%		47.1%		100.0%
Weighted Average Rate		9.83%		12.98%		11.32%
Number of Loans		22		25		47
Average Principal		$12,500		$9,782		$11,054

See the heading entitled “Borrower and Borrower Group Concentrations” for additional information.

Concentration by Category based on Collateral’s Development Status

As of December 31, 2009 and March 31, 2010, respectively, outstanding principal balances on our portfolio loans, net of the allowance for credit loss, by development status of the underlying collateral, were as follows (in thousands except percentages and unit data):

	December 31, 2009			March 31, 2010
	Amount	%	#	Amount	%	#
Pre-entitled Land:
Held for Investment	$13,834	2.5%	3	$12,815	2.5%	2
Processing Entitlements	185,608	34.1%	8	185,668	35.8%	8
	199,442	36.6%	11	198,483	38.3%	10
Entitled Land:
Held for Investment	101,942	18.8%	14	91,918	17.7%	12
Infrastructure under Construction	69,839	12.8%	5	69,874	13.4%	5
Improved and Held for Vertical Construction	47,227	8.7%	4	47,314	9.1%	4
	219,008	40.3%	23	209,106	40.2%	21
Construction & Existing Structures:
New Structure - Construction in-process	46,325	8.5%	16	43,897	8.4%	13
Existing Structure Held for Investment	23,640	4.3%	4	12,020	2.3%	2
Existing Structure - Improvements	56,033	10.3%	1	56,033	10.8%	1
	125,998	23.1%	21	111,950	21.5%	16
Total	544,448	100.0%	55	519,539	100.0%	47
Less: Allowance for Credit Loss	(330,428)			(321,968)
Net Carrying Value	$214,020			$197,571

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

As of December 31, 2009 and March 31, 2010, respectively, outstanding principal balances on our portfolio loans, net of the allowance for credit loss, by expected end-use of the underlying collateral, were as follows (in thousands except percentages and unit data):

	December 31, 2009			March 31, 2010
	Amount	%	#	Amount	%	#

Residential	$273,666	50.2%	35	$270,396	52.0%	31
Mixed Use	177,308	32.6%	7	170,731	32.9%	6
Commercial	92,404	17.0%	12	77,342	14.9%	9
Industrial	1,070	0.2%	1	1,070	0.2%	1
Total	544,448	100.0%	55	519,539	100.0%	47
Less: Allowance for Credit Loss	(330,428)			(321,968)
Net Carrying Value	$214,020			$197,571

The Manager estimates that, as of March 31, 2010, approximately 59% of the valuation allowance is attributable to residential-related projects, 40% to mixed use projects, and 1% to commercial and industrial projects.

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

Borrower and Borrower Group Concentrations

Our investment guidelines provide that no single loan should exceed 10% of the total of all outstanding loans and that aggregate loans outstanding to one borrower or borrower group should not exceed 20% of the total of all outstanding loans. As of December 31, 2009, there was one borrower whose outstanding principal totaled $69.1 million which was approximately 12.7% of our total mortgage loan principal balance outstanding (although at the time of origination, the aggregate principal balance on these loans were less than 10% of the total mortgage principal balance outstanding), and accounted for 15.0% of mortgage interest income during the year ended December 31, 2009. In addition, as of December 31, 2009, there was one borrowing group, whose aggregate outstanding principal aggregated $97.9 million which was approximately 18.0% of our total mortgage loan principal balance outstanding (although at the time of origination, the principal balances on these loans were less than 10% of the total mortgage principal balance outstanding) and collectively accounted for 21.7% of mortgage interest income during the year ended December 31, 2009. In addition, during the year ended December 31, 2009, one loan accounted for 12% of total mortgage interest income. This loan was foreclosed upon in July 2009.

As of March 31, 2009, there was one borrower whose outstanding principal totaled $69.1 million which was approximately 13.3% of our total mortgage loan principal balance outstanding and is classified as pre-entitled land – processing entitlements. In addition, there was one borrowing group whose aggregate outstanding principal aggregated $97.9 million, representing approximately 18.9% of our total mortgage loan principal balance outstanding, which consisted of a $56.0 million loan classified as construction and existing structures – improvements and a $41.9 million loan classified as entitled land – infrastructure under construction.  Finally, there was an additional borrowing group whose outstanding principal aggregated $54,947, representing 10.6% of our total mortgage loan principal balance outstanding, which consisted of nine loans classified as pre-entitled or entitled land.  Each of these loans was in non-accrual status as of December 31, 2009 and March 31, 2009 due to the shortfall in the combined current fair value of the underlying collateral for such loans, and the Fund recognized no mortgage interest income for these loans during the three months ended March 31, 2010. However, two other loans with principal balances totaling $14.9 million accounted for approximately 70% of total mortgage interest income during the three months ended March 31, 2010.

Changes in the Portfolio Profile – Scheduled Maturities

The outstanding principal balance of our mortgage investments as of March 31, 2010, net of the allowance for credit loss, have scheduled maturity dates within the next several quarters as follows (in thousands except percentages and unit data):

March 31, 2010
Quarter	Amount	Percent	#
Matured	$323,933	62.3%	30
Q3 2010	56,059	10.8%	10
Q4 2010	7,248	1.4%	1
Q1 2011	3,080	0.6%	2
Q4 2011	31,266	6.0%	2
Q3 2012	97,953	18.9%	2
Total	519,539	100.0%	47
Less: Allowance for Credit Loss	(321,968)

Net Carrying Value	$197,571

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

Loan Modifications

 Prior to fiscal year 2009, the Fund’s established business model was such that substantially all loans were originated with a one year maturity.  This practice was intentionally implemented to allow our Manager, at the end of the applicable initial loan term, to re-underwrite the loan to ensure that the borrower had made appropriate progress on development with respect to the subject collateral, as well as to determine that there was no material deterioration in the credit-worthiness of our debtor/borrower, as described in Management’s Discussion and Analysis under Loan Modifications. Upon successful review and re-underwriting, the Manager customarily extended the loan for an additional period, generally not in excess of one year. Loans at or near completion were either under consideration for next-phase financing by the Fund or under analysis for take-out financing by third-parties.

Additionally, based on the nature of the collateral and the short-term duration of the Fund’s loans, the general structure of our loans was such that interest reserves were built into the loans, with interest-only charged monthly and all outstanding principal due upon maturity.  Interest reserves were either (a) funded into a separate escrow account at the time of the initial closing of the loan, or (b) unfunded, with monthly interest added to the loan principal balance. As such, the borrower was generally not required to remit monthly payments of principal or interest during the loan term while interest reserves are available.

In our evaluation of the potential for extending a loan, the Manager performed a complete due diligence on the borrower and related project.  This evaluation primarily included following factors: 1) the estimated cash flow to be derived from the development and disposition of the project; 2) the stage of development of the project in terms of entitlement; 3) the financial wherewithal of the borrower, as evidenced by the receipt of personal financial statements of the guarantor; 4) the need for supplemental collateral of the borrower to ensure a proper loan-to-value ratio; 5) whether management believes that retaining the current owner/operator/developer of the existing collateral will maximize the collateral value; 5) the borrower’s performance under the terms of the original loans; 6) the borrower’s ability to fund on-going maintenance, taxes and insurance costs; and 6) the availability of third-party financing available to the borrower to “take-out” the Fund’s loan.

On this basis, prior to September 30, 2008, no loans were considered troubled debt restructurings based on the following: 1) such modifications occurred frequently and in the ordinary course of business; 2) the fair value of the underlying collateral, and collection of additional collateral, indicated that full collection of the outstanding loan receivable; 3) any extensions were granted to further move the collateral down the development process, thereby improving the value of the collateral; 4) the borrower’s financial condition did not appear to be impaired based on the borrower’s continued positive performance under the terms of the loan, as well as receipt the personal financial statements of the guarantor(s), indicating that the borrower continued to be financially viable; 5) all modifications were executed upon maturity of the existing loans, and not prior; 6) in no case did the Manager grant any concessions as to principal or interest due under the loan, as of the date of maturity or modification; and 7) the Manager believes that financing for the borrowers was generally available from direct competitors or traditional lenders at similar rates, although the Manager chose to provide such financing. Alternatively stated, the Manager had no reason to believe that alternative take-out financing was not available to such borrowers.

Despite the fact that in multiple instances the subject property development of the debtor had been completed (i.e., full entitlements were obtained) or was near completion for the current phase of development, beginning in late 2008 and throughout 2009, traditional take-out financing virtually disappeared from the market place.  As such, in the absence of take-out financing, the Fund found it necessary to either allow the loan to remain in a default status, extend the loan term through a modification of the loan, or commence foreclosure action.  In each applicable case, the Manager made a determination under GAAP as to whether or not the extension / modification qualified as a troubled debt restructuring (TDR). Under GAAP guidelines, a restructuring of a debt (including modification or extension) constitutes a TDR only if both of the following conditions exist:

•	the creditor (Fund) deems that the debtor, for economic or legal reasons, has financial difficulties; and

•	the creditor (Fund) grants a concession to the debtor that it would not otherwise consider.

Historically, in no case did the Manager grant any concessions as to principal or interest due under the loan as of the date of maturity and related modification.  In all cases, the Manager attempted to maintain the interest rate at its previous level, although in certain cases, the borrower successfully negotiated a lower rate due to 1) multiple reductions in the prime rate since the date of original funding resulted in a spread over prime equivalent to the original loan; 2) the extended term of the loan (i.e., in some cases 24 to 36 months) supported a lower rate more reflective of market rates for similar term loans; and/or 3) the borrower offered back-end exit fees upon disposition, although the Manager did not record such amounts since the carrying value of the current loan principal was reduced to the fair value of the underlying collateral, thereby making the collection of any exit fees remote.

Additionally, as a matter of policy, we have not increased unfunded interest reserves solely to keep a loan from becoming past due.  Any additional increases the interest reserve accounts are determined only after a complete re-evaluation of our underwriting procedures for such proposed loan modifications.

However, in the general absence of available take-out financing, the Manager believes that, under current accounting guidance, any loan that has reached maturity and has been modified or extended, regardless of the stage of development of the underlying collateral, is considered to be the result of the debtor having financial difficulties.  Additionally, with the Fund’s existing business model being that of a “bridge lender” in a market where such new lending availability is sporadic, if available at all, any renewal of loans at the near original interest rate or a lower interest rate is deemed to be below what other bridge lenders would charge, and therefore, is deemed to be a “concession” to the debtor.  With both conditions met, the Manager now classifies all loan modifications or extensions made beginning in the fourth quarter of 2008 as TDR’s for financial reporting purposes.

The following tables present various summaries of our loan modifications made on a quarterly basis since October 1, 2008 (the date on which the Fund ceased the identification and funding of new loans):

								Average Loan Term
		Outstanding Principal		Outstanding Funding Commitment		Average Interest Rate		(Months)		Weighted Avg Int
Period of	# of					Pre-	Post-	Pre-	Post-	Pre-	Post-
Modification	Loans	Pre-Modification	Post-Modification	Pre-Modification	Post-Modification	Modification	Modification	Modification	Modification	Modification	Modification
	(dollar amounts in thousands)
Q4 2008	4	$81,802	$89,045	$5,296	$5,296	12.88%	12.06%	11.25	17.00	13.78%	13.71%
Q1 2009	5	59,228	64,785	14,328	14,328	12.15%	10.35%	9.20	19.00	11.52%	8.57%
Q2 2009	3	51,103	52,412	2,093	1,241	12.08%	12.25%	10.00	19.00	11.72%	12.10%
Q3 2009	7	114,421	117,244	7,134	4,908	11.39%	10.11%	13.29	29.29	10.23%	8.63%
Q4 2009	4	44,211	44,437	916	14,025	12.30%	10.00%	15.80	18.50	12.64%	5.51%
Q1 2010	2	8,282	8,359	74	662	10.00%	10.00%	4.50	13.50	11.47%	11.47%
Totals	25	$359,047	$376,282	$29,841	$40,460
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

The Manager utilizes an asset management function to manage the activities of any projects acquired through foreclosure or by other means. Additionally, during the year ended December 31, 2009, the Manager engaged the services of an outside asset management consulting firm to assist us in the determination of our specific asset disposition strategy. The consulting firm receives $110,000 per month for its services, which include the preparation of analyses to evaluate various alternatives to determine the highest and best use for the development and ultimate liquidation of the projects. The Manager continues to evaluate various alternatives for the ultimate disposition of these investments, including partial or complete development of the properties or disposal of the properties on an as-is basis. Project development alternatives may include, either through joint venture or on a project management basis, the development of the project through entitlement, completion of various improvements or complete vertical construction. For additional information regarding these properties, see the section titled “Our Business — Properties” of our previously filed annual report on Form 10-K/A.

Real estate owned assets are reported as either held for development or held for sale, depending on the Manager’s plans with respect to such assets. At December 31, 2009, the Fund held total real estate owned of $104.2 million, of which $92.1 million was held for development and $12.1 million was held for sale. At March 31, 2010, the Fund held total real estate owned of $120.3 million, of which $108.2million was held for development and $12.2 million was held for sale. During the three months ended March 31, 2010, the Fund foreclosed on five loans and took title to the underlying collateral with net carrying values totaling $$16.5 million as of March 31, 2010.  All real estate owned by us is located in California, Arizona, Texas, Minnesota and Nevada.

Costs related to the development or improvements of the real estate assets are generally capitalized and costs relating to holding the assets are generally charged to expense. Cash outlays for capitalized development costs totaled $733,000 and $799,000 during the three months ended March 31, 2009 and 2010, respectively. In addition, costs and expenses related to operating, holding and maintaining such properties, which were expensed and included in operating expenses for real estate owned in the accompanying consolidated statement of operations, totaled approximately $214,000 and $1.9 million for the three months ended March 31, 2009 and 2010, respectively. The nature and extent of future costs for such properties depends on the level of development undertaken, the number of additional foreclosures and other factors. The Manager continues to evaluate various alternatives for the ultimate disposition of these investments, including partial or complete development of the properties or disposal of the properties on an as-is basis. No real estate held for sale was we sold during the three months ended March 31, 2010.

A summary of real estate held owned by us as of December 31, 2009 and March 31, 2010, respectively by state, follows (in thousands except unit data):

	December 31, 2009				March 31, 2010
	Held For Development		Held for Sale		Held For Development		Held for Sale
	# of	Aggregate Net	# of	Aggregate Net	# of	Aggregate Net	# of	Aggregate Net
State	Projects	Carrying Value	Projects	Carrying Value	Projects	Carrying Value	Projects	Carrying Value
California	3	$9,644	-	$-	3	$9,645	-	$-
Texas	3	39,326	-	-	6	46,201	-	-
Arizona	6	31,485	4	12,082	9	34,126	4	12,157
Minnesota	1	11,694	-	-	1	11,694	-	-
Nevada	-	-	-	-	1	6,508	-	-
Total	13	$92,149	4	$12,082	20	$108,174	4	$12,157

Of the above balances, approximately 52% was originally projected for development of residential real estate, 33% was scheduled for mixed used real estate development, and 15% was planned for commercial use. The Manager is currently evaluating the use and liquidation options with respect to these projects.  The real estate held for sale is located in Arizona and is a multifamily residential project.

Important Relationships Between Capital Resources and Results of Operations

Loan Loss Reserve

Historically, the net earnings available for distribution to the members was primarily generated from interest earned on mortgage loans and short-term investments, as well as default fees and other amounts collected from borrowers. If borrowers did not make timely payments of interest in a particular month, the amount distributable to the members in that month would likely be reduced by the amount of the delinquent payment. To mitigate the effect of late payments by borrowers, we historically used our reserves, or the Loan Loss Reserves, to supplement the distribution of earnings to the members. The Loan Loss Reserves is known as retained earnings under GAAP. The entire retained earnings balance has been depleted as reflected by the accumulated deficit of $411.3 million as of March 31, 2010, and the member distributions have been suspended. As a result, there is no Loan Loss Reserve available for distribution to the members.

Mortgage Loans, Participations and Loan Sales

For purposes of meeting liquidity demands, the Fund has historically entered into the partial sale of loans through loan participation agreements with various third parties and the Manager. Origination fees (points) paid to the participants in connection with the participation transactions were paid by the Manager in accordance with the Fund’s operating agreement. Additionally, the Fund occasionally enters into agreements to sell whole loans to third parties, strictly for purposes of generating short-term liquidity when the Fund experienced a cash shortfall. There were no loan sales or loan participations executed during the three months ended March 31, 2009 or 2010.

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

Distributions to Members

Historically, Members elected to either reinvest distributable monthly earnings or to have earnings distributed to them in cash. Effective October 1, 2008, we suspended the option by which Members could reinvest monthly distributions.  During the second quarter of 2009, the Manager ceased further distributions to Members to stabilize the Fund’s liquidity. For the three months ended March 31, 2009, our total net distributions to Members were $9.7 million, which translated into net distributions of $132.67 per weighted average membership unit.  There were no distributions to Members during the three months ended March 31, 2010, and there were no distributions reinvested during the three months ended March 31, 2009 or 2010.

Annualized Rate of Return to Members on Distributions

The annualized yield based on distributions made to Members was 5.38% and 0% for the three months ended March 31, 2009 and 2010, respectively. The annualized yield to members of the Fund is computed by dividing the sum of the weighted average monthly yield, based on gross distributions made to members of the Fund, by the number of days in the respective period, and multiplying the result by 365 days. The year over year reduction in the annualized yield is attributable to the suspension of Member distributions effective in the second quarter of 2009.

Redemptions

Effective October 1, 2008, the Manager elected to, among other actions, suspend the acceptance and payment of all redemption requests.  During the three months ended March 31, 2010 and 2009, there were no redemptions paid.

Prospective Trends

Summary of Existing Loans in Default

Loans in default balances encompass both non-accrual loans and loans for which we are still accruing income, but are delinquent as to the payment of accrued interest or are past scheduled maturity. At December 31, 2009, 50 of our 55 loans with outstanding principal balances totaling $2.0 million were in default, of which 34 with outstanding principal balances totaling $347.1 million were past their respective scheduled maturity dates, and the remaining 16 loans were in default as a result of delinquency on outstanding interest payments or have been deemed non-performing based on value of the underlying collateral in relation to the respective carrying value of the loan. At March 31, 2010, 46 of our 47 loans with outstanding principal balances totaling $517.9 million were in default, of which 30 with outstanding principal balances totaling $323.9 million were past their respective scheduled maturity dates, and the remaining 16 loans were in default as a result of delinquency on outstanding interest payments or have been deemed non-performing based on value of the underlying collateral in relation to the respective carrying value of the loan. In light of current economic conditions and in the absence of a recovery of the credit markets, it is anticipated that many if not most loans with scheduled maturities within one year will not pay off at the scheduled maturity.

The Fund is exercising lender’s remedies which could lead to its foreclosure upon 16 of the 46 loans in default. The Fund anticipates that similar actions will be taken on an additional six loans in our portfolio. Of the 22 loans upon which we are exercising lender’s remedies, we expect to complete the foreclosure process on the majority of such loans during the last three quarters of 2010.

Thirteen loans that are in non-accrual status relate to three borrowing groups and are not in technical default under the loan terms. However, due to the value of the underlying collateral for these collateral-based loans, we have deemed it appropriate to place these loans in non-accrual status. Also, three of the loans in default status relate to a borrowing group which is currently in bankruptcy. We are continuing to monitor the status of the bankruptcy case in relation to our collateral and have placed these loans in non-accrual status due to the value of the underlying collateral for these collateral-based loans. However, we have not commenced enforcement action on these loans as of March 31, 2010.

We are continuing to work with the borrowers with respect to the remaining eight loans in default in order to seek to maintain the entitlements on such projects and, thus, the value of our existing collateral. However, such negotiations may result in a payoff of an amount that is below our loan principal and accrued interest, and that discounted payoff may be materially less than the contractual principal and interest due. Generally, the allowance for credit loss contemplates the potential loss that may occur as a result of a payoff of the loan at less than its contractual balance due. We are considering our preferred course of action with respect to all remaining loans. However, we have not commenced enforcement action on these other loans thus far.

At March 31, 2010, 44 of the 46 loans in default were in non-accrual status and had outstanding principal balances totaling $509.2 million. Total contractual interest due under the loans classified in non-accrual status was $24.4 million, of which $10.6 million is included in accrued interest receivable on the balance sheet, and of which $13.8 million has not been recognized as income by the Fund. The remaining two loans in default had outstanding principal balances totaling $8.8 million, with accrued interest due totaling $346,000, which is included in accrued interest receivable on the balance sheet. Excluding loans whose maturity has not been reached as of March 31, 2010, loans in default were past their scheduled maturities between six and 874 days as of March 31, 2010.

The geographic concentration of our portfolio loans in default, net of the allowance for credit loss, at December 31, 2009 and March 31, 2010, is as follows (in thousands except percentages and unit data):

	December 31, 2009
	Percent of						Non-Accrued
	Outstanding		Outstanding	Allowance for	Net Carrying	Accrued	Note
	Principal	#	Principal	Credit Loss	Amount	Interest	Interest	Total
Arizona	52.3%	23	$278,306	$(162,282)	$116,024	$5,362	$13,723	$135,109
Idaho	9.3%	2	$49,594	$(38,981)	10,613	$1,948	$5,993	18,554
California	33.8%	19	$179,773	$(120,829)	58,944	$3,959	$18,349	81,252
Texas	2.1%	3	$11,102	$(4,272)	6,830	$427	$1,170	8,427
Nevada	1.5%	1	$7,984	$(2,613)	5,371	$319	$957	6,647
New Mexico	1.0%	2	$5,240	$(1,094)	4,146	$-	$586	4,732
	100.0%	50	$531,999	$(330,071)	$201,928	$12,015	$40,778	$254,721

	March 31, 2010
	Percent of						Non-Accrued
	Outstanding		Outstanding	Allowance for	Net Carrying	Accrued	Note
	Principal	#	Principal	Credit Loss	Amount	Interest	Interest	Total
Arizona	53.2%	22	$275,582	$(159,971)	$115,611	$4,601	$6,252	$126,464
Idaho	9.6%	2	49,595	(42,852)	6,743	1,948	1,491	10,182
California	34.7%	19	179,860	(118,070)	61,790	4,109	5,906	71,805
New Mexico	1.0%	2	5,240	(1,075)	4,165	(7)	147	4,305
Utah	1.5%	1	7,645	-	7,645	336	-	7,981
	100.0%	46	$517,922	$(321,968)	$195,954	$10,987	$13,796	$220,737

The concentration of loans in default by loan classification, net of the allowance for credit loss, as of March 31, 2010 is as follows (in thousands except percentages and unit data):

							Non-
	Percent of			Allowance			Accrued
	Outstanding		Outstanding	for Credit	Net Carrying	Accrued	Note
	Principal	#	Principal	Loss	Amount	Interest	Interest	Total
Pre-entitled Land	38.3%	10	$198,483	$(147,923)	$50,560	$6,341	$6,275	$63,176
Entitled Land	40.4%	21	209,106	(141,894)	67,212	4,249	5,237	76,698
Construction	21.3%	15	110,333	(32,151)	78,182	397	2,284	80,863
	100.0%	46	$517,922	$(321,968)	$195,954	$10,987	$13,796	$220,737

Of our loans in default at December 31, 2009, 50% of the loan principal balances related to residential end-use projects, 33% related to mixed-use projects, and 17% related to commercial and industrial projects. Of our portfolio loans in default at March 31, 2010, 52% of such loan principal balances related to residential end-use projects, 33% related to mixed-use projects, and 15% related to commercial and industrial projects.

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

The following table presents required disclosures under GAAP for loans that meet the definition for impaired loans (in thousands):

	As of and Year	As of and 3 Mos.
	Ended December 31,	Ended March 31,
	2010	2010

Loans in Default - Impairment Status:
Impaired loans in default	$458,464	$443,870
Non-impaired loans in default	73,534	74,052
Total loans in default	$531,998	$517,922

Allowance for Credit Loss on Impaired Loans
Impaired loans in default	$458,464	$443,870
Less: Allowance for Credit Loss	(330,071)	(321,968)
Net carrying value of impaired loans	$128,393	$121,902

Note: none of the impaired loans have an allowance for credit loss

Average investment for impaired loans during period held	$456,993	$443,224

Interest income recognized during the period that loans were impaired	$1,898	$-

Interest income recognized using a cash-basis method of accounting during the period that the loans were impaired	$404	$-

Allowance for Credit Loss and Fair Value Measurement

As discussed in our Significant Accounting Policies of our previously filed Annual Report on Form 10-K/A, the Manager performs a valuation analysis of our loan portfolio on an on-going basis, but not less frequently than on a quarterly and annual basis.

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

The Fund generally employs one of five valuation approaches, or a combination of such approaches, in determining the fair value of the underlying collateral of each loan: the development approach, the income capitalization approach, the sales comparison approach, the cost approach, or the receipt of recent offers on specific properties. The valuation approach taken depends on several factors including:

•	the type of property;

•	the current status of entitlement and level of development (horizontal or vertical improvements) of the respective project;

•	the likelihood of a bulk sale as opposed to individual unit sales;

•	whether the property is currently or near ready to produce income;

•	the current sales price of property in relation to cost of development;

•	the availability and reliability of market participant data; and

•	the date of an offer received in relation to the reporting period.

A description of each of the valuation approaches and their applicability to our portfolio follows:

Development Approach

The development approach relies on pricing trends, absorption projections, holding costs and the relative risk given these assumptions for a particular project. This approach then discounts future net cash flows to derive the estimated fair value. This approach is consistent with a modeling technique known as residual analysis commonly used in our industry which is based on the assumption that completing the development of the collateral was the highest and best use of the property. As indicated by market participants, a development approach and related rates of return are used in determining purchase decisions. As such, the valuation is intended to reflect the project’s performance under certain parameters, paralleling the process employed by market participants. This analysis is very dependent upon end-use pricing and absorption. In addition to consideration of recent sales of comparable properties (which in the current market may include distressed transactions such as foreclosure sales), the valuation also relies on current listings of comparable properties with primary emphasis placed on comparable properties available for resale within the similar competitive market, as well as market participant opinions. This collection of data is used to derive a qualitative analysis using the sales comparison approach in estimating current individual lot pricing and reasonable premium levels. In addition, the valuation contemplates a non-leveraged internal rate of return based on indications from market participants. This approach, which we consider an “as developed” approach, is generally applied to collateral which has achieved entitlement status and whose development is reasonably assured in light of current market conditions. Prior to the quarter ended September 30, 2008, this methodology was utilized in underwriting each loan as well as for purposes of annual valuation of our portfolio.

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

When the credit and real estate markets sustained significant declines in the latter part of 2008, the extent, reliability and quality of market participant inputs largely dissipated causing us to reassess the highest and best use of several assets from an “as developed” valuation approach to an “as is” valuation approach using recent comparable sales. This change in methodology was applicable primarily to un-entitled or partially entitled land for which development of such was not currently considered feasible in the foreseeable future by market participants given current market conditions.

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

As described above, historically, for purposes of determining whether an allowance for credit loss was required, the Manager primarily utilized a modeling technique known as residual analysis commonly used in our industry which is based on the assumption that development of our collateral was the highest and best use of the property. As of December 31, 2007, this methodology was undertaken with the use of a third-party firm that specializes in conducting valuations to assist the Manager in supporting our price and cost estimates based on available market data. During the first two quarters of 2008, our process was consistently applied as there was no indication of significant impairment in the value of our loan portfolio. The underlying collateral of our loans vary by stage of completion, which consists of either raw land (also referred to as pre-entitled land), entitled land, partially developed, or mostly developed/completed lots or projects.

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

In view of recent sales activity and the on-going volatility in the real estate markets, in the third quarter of 2009, we engaged independent third-party valuation firms and other consultants to assist with the Manager’s analysis of fair value of our loan portfolio as of September 30, 2009, which was then updated for financial reporting as of December 31, 2009.

The following is a summary of the procedures performed in connection with our fair value analysis as of and for the year ended December 31, 2009 and the three months ended March 31, 2010:

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

3.
Subjected our entire loan portfolio to independent third party valuation as of September 30, 2009, with a review and update of such valuations provided through December 31, 2009 and through March 31, 2010, to determine whether any material changes in industry or economic conditions warranted a change in the valuation conclusions formed at September 30, 2009.

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

•
Based on the resulting net cash flows derived from the utilization of the above assumptions, we applied risk-adjusted annual discount rates ranging from 10.5% to 30% for December 31, 2009 and March 31, 2010 to the net cash flows, depending on the projected build-out term, the project type, the location and assumed project risk.

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

Selection of Single Best Estimate of Value for Loan Portfolio

As previously described, the Manager obtained valuation reports from third-party valuation specialists for the underlying collateral of each and every loan in the Fund’s portfolio in 2009.  Because all of our loans are collateral dependent, each loan’s impairment amount is based on the fair value of its underlying collateral less cost to sell. The valuation reports provided a range of values for the collateral valued rather than a single point estimate because of variances in the potential value indicated from the available sources of market participant information.  The selection of a value from within a range of values depends upon specific market conditions for each property valued and its stage of entitlement or development.  In addition to third party valuation reports, the Manager utilized recently received bona fide purchase offers from independent third-party market participants that were higher than the high-end of the third party specialist’s range of values.  In selecting the single best estimate of value, the Manager considered the information in the valuation reports, credible purchase offers received as well as multiple observable and unobservable inputs as described below.

The Manager’s December 31, 2009 valuation assessments were based on updated market participant information and other data points, which in the Manager’s judgment, provided less uncertainty than the market participant data that was available at December 31, 2008. The updated information and our analysis of the collateral indicated a slight improvement in market conditions and corresponding increase in real estate values.  As a result, for the valuation ranges on 41 of the 55 loans obtained as of December 31, 2009 supporting loan collateral values, the Manager used the high end of the third-party valuation range for each asset in determining impairment losses.  For the remaining 14 loans the Manager’s estimate of fair values were based on independent third-party market participant purchase offers on those specific assets, some of which were well in excess of the fair values indicated in the third-party valuation reports, including some offers which were two to three times higher than the valuation report ranges.  As a result, for the valuation ranges on 34 of the 47 loans obtained as of March 31, 2010 supporting loan collateral values, the Manager used the high end of the third-party valuation range for each asset in determining impairment losses.  For the remaining 13 loans the Manager’s estimate of fair values for March 31, 2010 were based on independent third-party market participant purchase offers on those specific assets, some of which were well in excess of the fair values indicated in the third-party valuation reports, including some offers which were two to three times higher than the valuation report ranges.  While consideration of the range of values was evaluated on a loan-by-loan basis, as a general matter, the Manager did so because, in its judgment, when considering the multiple applicable observable and unobservable inputs and other current market factors, the high end of the value range is the best estimate of fair value, less costs to sell, for purposes of determining impairment losses, based on the following factors:

4)
In conducting the 2009 and 2010 valuations, the third party valuation specialist’s data and the research performed in connection with valuations were influenced by market duress, economic uncertainty, and a relative shortage of tangible market data. Numerous of the relevant transactions consummated around the time of preparation of the valuation reports were believed to be based on either a property or a seller in distress and, thus, the applicable transaction was executed under a condition of duress.  The Manager noted that the pricing of many actual transactions in what was observed to be a less than normal volume of purchases and sales frequently appeared to be lower than the expectations of many, if not most, owners of competitive properties.  As a result, in the Manager’s judgment, for each of the Fund’s loans not supported by recent bona fide independent third-party purchase offers, the Manager concluded  that the values at the high end of the range were more representative of fair values than any other point in the range;

5)
The Manager concluded that the third party valuation specialist’s reported value ranges, and the underlying concepts of the ranges themselves, did not reflect the improving market conditions as of December 31, 2009, but because of the lag in the time frame for their gathering and processing information, were more representative of early fourth-quarter 2009, if not before. The Manager obtained observable and unobservable evidence (such as published residential pricing indices and other real estate market publications, discussions with real estate brokers with applicable market expertise in local markets, discussions with third-party consultants and direct market participants with relevant real estate experience) as of December 31, 2009 that indicated that fair values have “bottomed out”, and there is an indication that the home pricing trends are moving upward. Based on the Manager’s experience, it is the Manager’s judgment that buyers will select parcels that offer the most competitive advantage and the highest and best use of their capital in order to complete their project and maximize their returns.

6)
Individual valuation reports were prepared assuming non-leveraged sales transactions of the underlying collateral in accordance with professional appraisal standards. Because the Fund’s core business is that of a first lien real estate mortgage lender, the Manager believes that the Fund’s capacity to provide financing, particularly in the absence of available financing in existing credit markets, provides the Fund a market advantage that would significantly increase the likelihood that qualified buyers would be willing to pay a price at the top of the applicable valuation range.  The Manager believes that this market advantage further supports the Manager’s selection of the high end of the range when determining the single best estimate of value from within the range of values provided.

Based on the results of our evaluation and analysis, no provision for credit losses was recorded during the three months ended March 31, 2010 or 2009. Given the recent completion of the December 31, 2009 valuations and the lack of significant change in market conditions in the first quarter of 2010, there was essentially no change in the valuation of the loan portfolio.  As of December 31, 2009, the allowance for credit loss totaled $330.4 million (of which $328.1 million related to mortgage loans held to maturity and $2.4 million related to mortgage loans held for sale), representing 60.7% of the total loan portfolio principal balances. As of March 31, 2010, the allowance for credit loss totaled $320.0 million (of which $320.0 million related to mortgage loans held to maturity and $1.9 million related to mortgage loans held for sale), representing 62.0% of the total loan portfolio principal balances. With the existing allowance for credit loss recorded as of March 31, 2010, the Manager believes that as of that date, the fair value of the underlying collateral of the Fund’s loan portfolio is sufficient to protect the Fund against any loss of the net carrying value of loan principal or accrued interest, and that no additional allowance for credit loss is considered necessary.

While the above results reflect management’s assessment of fair value as of December 31, 2009 and March 31, 2010 based on currently available data, the Manager will continue to evaluate the loan portfolio in the remaining quarters of 2010 and beyond to determine the adequacy and appropriateness of the allowance for credit loss and to update our loan-to-value ratios. Depending on market conditions, such updates may yield materially different values and potentially increase or decrease the valuation allowance.

A rollforward of the allowance for credit loss as of March 31, 2009 and 2010 follows (in thousands):

	March 31,	March 31,
	2009	2010
Balance at beginning of period	$300,310	$330,428

Provision for credit losses		-
Net charge offs	(17,400)	(8,460)

Balance at end of period	$282,910	$321,968

The balance reflected in net charge offs in the preceding table pertains to the portion of the carrying value charged off to the allowance for credit loss when transferred to Real Estate Acquired through Foreclosure on the Fund’s consolidated balance sheets.

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

Valuation Categories

Except for mortgage loans which are measured at fair value on a non-recurring basis for purposes of determining valuation with respect to our allowance for credit loss, no other assets or liabilities of the Fund are measured at fair value on a recurring or non-recurring basis. The following table presents the categories for which net mortgage loans are measured at fair value based upon the lowest level of significant input to the valuations as of March 31, 2010 (in thousands):

	December 31, 2009			March 31, 2010
	Significant			Significant
	Other	Significant		Other	Significant
	Observable	Unobservable		Observable	Unobservable
	Inputs	Inputs		Inputs	Inputs
	(Level 2)	(Level 3)	Total	(Level 2)	(Level 3)	Total
Description:
Net Mortgage Loans:
Pre-entitled Land:
Held for Investment	$-	$4,211	$4,211	$-	$3,076	$3,076
Processing Entitlements	1,028	49,838	50,866	$1,503	45,983	47,485
	1,028	54,049	55,077	1,503	49,059	50,561
Entitled Land:
Held for Investment	7,693	13,499	21,192	7,642	8,264	15,906
Infrastructure under Construction	459	29,939	30,398	364	29,740	30,105
Improved and Held for Vertical Construction	2,519	16,012	18,531	5,261	15,940	21,200
	10,671	59,450	70,121	13,267	53,944	67,211
Construction & Existing Structures:
New Structure - Construction in-process	3,860	12,359	16,219	2,909	11,553	14,462
Existing Structure Held for Investment	-	16,570	16,570	-	9,304	9,304
Existing Structure - Improvements	-	56,033	56,033	-	56,033	56,033
	3,860	84,963	88,822	2,909	76,890	79,799
Total	$15,559	$198,461	$214,020	$17,678	$179,893	$197,571

Note: There are no mortgage loans that were measured at fair value using Level 1 inputs. Additionally, except for the offers received on specific properties from third parties which we use to determine fair value, which are considered at a Level 2 valuation, all other valuations are deemed to be Level 3.

The table presented below summarizes the change in balance sheet carrying values associated with the mortgage loans measured using significant unobservable inputs (Level 3) during the three months ended March 31, 2010:

Mortgage
Loans, net

Balances, December 31, 2009	$198,461

Mortgage Loan Fundings	1,314
Mortgage Loan Repayments	(3,500)
Transfers to REO	6,339
Mortgage Repayment on whole loan sold	(22,721)
Transfers into (out of) level 3	-
Included in earnings:
Provision for credit losses	-

Balances, March 31, 2010	$179,893

Valuation of Real Estate Owned

Valuation of real estate owned assets is based on the Manager’s intent and ability to execute its disposition plan for each asset and the proceeds to be derived from such disposition, net of selling costs, in relation to the carrying value of such assets. Real estate owned assets that are classified as held for sale are measured at the lower of carrying amount or fair value, less cost to sell. Real estate owned assets that are classified as held for development are considered “held and used” and are evaluated for impairment when, based on various criteria set forth in applicable accounting guidance, circumstances indicate that the carrying amount exceeds the sum of the undiscounted net cash flows expected to result from the development and eventual disposition of the asset.  If an asset is considered impaired, an impairment loss is recognized for the difference between the asset’s carrying amount and its fair value, less cost to sell.

See our Annual Report on Form 10-K/A for a detailed description of the summary of the procedures performed and assumptions utilized in connection with our impairment analysis of real estate owned as of and for the year ended December 31, 2009. The results of our December 31, 2009 valuation procedures were re-assessed in the first quarter of 2010 to determine whether any additional impairment was warranted for the three months ended March 31, 2010.  As a result of our analysis, no additional impairment charges were deemed necessary during the three months ended March 31, 2010.

If the Manager elects to change the disposition strategy for its real estate held for development, and such assets were deemed to be held for sale, the Fund would likely record additional impairment charges, and the amounts could be significant. As of March 31, 2010, 42% of real estate owned assets were valued on an “as is” basis while 58% were valued on an “as developed” basis.

Trends in Interest Income and Effective Portfolio Yield

At December 31, 2009 and March 31, 2010, respectively, our loan portfolio had a weighted average note rate of 11.34% per annum and 11.32% per annum, respectively.  For the income on these yields to be fully realized, all loans must be “performing” and accrued interest income must be deemed to be collectible.  At December 31, 2009 and March 31, 2010, accrued interest income totaled $12.0 million and $11.0 million, respectively, and note rate interest earned but not accrued totaled approximately $49.7 million and $61.6 million respectively.  At December 31, 2009, 46 of the 50 loans in default were in non-accrual status and had outstanding principal balances totaling $532.0 million. At March 31, 2010, 44 of the 46 loans in default were in non-accrual status and had outstanding principal balances totaling $509.2 million. At March 31, we have commenced enforcement action on 21 loans which will likely result in foreclosure.  Alternatively, the Manager may continue to modify the loans in our portfolio, which may resulted in an extended term of maturity on such loans of two years or longer and, in some cases, accept an interest rate reflective of current market rates, which are lower than in prior periods. Accordingly, the Manager believes that net interest income, as a percent of the total portfolio (the combined total of both accrual and non-accrual loans), will decline, thereby further reducing monthly earnings and the resulting yields to our Members. While the Manager believes some of the deferred amounts may be ultimately realized, we cannot provide any assurance that any deferred amounts (including non-accrual interest, default interest or fees) will be realized or that future yields will approximate current or historical yields.

Leverage to Enhance Portfolio Yields

We have not historically employed a significant amount of leverage to enhance our portfolio’s current yield.  However, during the three months ended March 31, 2010, the Fund, through a wholly-owned subsidiary, secured financing from a bank in the amount of $9.5 million for the purpose of funding anticipated development costs for real estate owned, and for working capital needs. The note payable, which has an outstanding balance of $7.0 million at March 31, 2009, bears interest at 12% per annum and requires monthly payments of interest only. The loan has an initial maturity of March 2011 but may be extended for two additional six month periods. The loan is secured by one of the Fund’s real estate owned assets with a carrying value at March 31, 2010 of $22.6 million and an assignment of rents and tenant notes receivable derived from the property. The Fund has also provided a guarantee for such debt.

In addition, during the three months ended March 31, 2010, the Fund, through a wholly-owned subsidiary, secured financing from a bank in the amount of $3.0 million for the purpose of funding a remaining loan obligation and for anticipated development costs for real estate owned. The note payable, which has an outstanding balance of $2.1 million at March 31, 2010, bears interest at 12% per annum, requires monthly payments of interest only, and matures in February 2012. The loan is secured by one of the Fund’s real estate owned assets with a carrying value at March 31, 2010 of $2.8 million and a Fund loan with a current carrying value of $7.2 million.

The Manager may deem it beneficial, if not necessary, to employ additional leverage for the Fund in the future.

Off-Balance Sheet Arrangements

For certain loans, upon their initial funding, a reserve for future interest payments is deposited into a controlled disbursement account in the name of the borrower for our benefit. These accounts, which are held in the name of the borrowers, are not included in the accompanying balance sheets. There were no such amounts outstanding at March 31, 2010 and we do not have any other off-balance sheet arrangements.

Contractual Obligations

The financial obligations to the Manager under the Operating Agreement, as described elsewhere in this Form 10-Q, and funding commitments to borrowers, as of March 31, 2010, reflect our contractual obligations as of such date. Additionally, the Manager engaged the services of an outside consulting firm to assist with general portfolio oversight and to assist in the determination of the specific asset disposition strategy.  Additionally, the Manager engaged a consultant to assist in the identification of financing and capital raising alternatives.  Collectively, these consultants receive $130,000 per month for their services and the contract is cancelable by either party with 60 day written notice. Our remaining lending commitments as of March 31, 2010 are expected to be funded within one to two years.  Aside from these, we have no other contractual obligations at March 31, 2010.

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

The Manager has engaged a consulting firm to provide asset management services, which includes administration of all real estate owned assets, loans currently in default and other loans for which default is probable. The asset management responsibilities include (i) addressing the liquidity needs of the Fund by negotiating for loan pay downs or payoffs with existing borrowers, (ii) exercising enforcement rights against loan guarantors, and (iii) considering offers from potential third party buyers of loans or real estate owned assets. As part of these duties, the Fund has explored various options, including the pledging of loans in exchange for borrowings from commercial banks or private investment funds, and the possibility of private or public equity or debt offerings. To date, the Fund has not closed any of these liquidity transactions due to the continued disruptions in the real estate related credit markets. However, the Fund has liquidated a sufficient number of assets to continue operating the business and administrating the loan and real estate owned portfolios. However, the liquidation of assets which have taken place thus far has been based on distressed valuation pricing because of the substantial supply of assets in the market. We continue to seek to secure interim debt financing to allow us the time and resources necessary to meet liquidity requirements and dispose of assets in a reasonable manner and on terms favorable to the Fund. However, the dislocations and uncertainty in the economy, and in the real estate, credit, and other markets, have created an extremely challenging environment that will likely continue for the foreseeable future, and we cannot assure you that we will have sufficient liquidity, which raises substantial doubt about our ability to continue as a going concern.

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

For additional information regarding the requirements for and sources of liquidity, please refer to the discussion above and our Form 10-K/A. Except as discussed below, there have been no material changes in these requirements or sources since December 31, 2009.

Requirements for Liquidity

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

Estimated future commitments for construction or development costs, and for interest, are recorded on the consolidated balance sheets as an Undisbursed Portion of Loans-in-process and Interest Reserves, which are deducted from Mortgage Loan Note Obligations to arrive at net principal outstanding. As of December 31, 2009 and March 31, 2010, undisbursed loans-in-process and interest reserves balances were as follows (in thousands):

	December 31, 2009			March 31, 2010
	Loans Held	Loans Held		Loans Held	Loans Held
	to Maturity	for Sale	Total	to Maturity	for Sale	Total
Undispersed Loans-in-process per
Note Agreement	$63,001	$-	$63,001	$59,947	$-	$59,947
Less: amounts not to be funded	(47,026)	-	(47,026)	(46,178)	-	(46,178)
Undispersed Loans-in-process per
Financial Statements	$15,975	$-	$15,975	$13,769	$-	$13,769

A breakdown of loans-in-process expected to be funded is presented below:

	December 31,	March 31,
	2009	2010
Loans-in-Process Allocation:
Construction/Operations Commitments	$3,731	$3,764
Unfunded Interest Reserves	7,524	6,993
Deferred Loan Fees due to Manager	2,360	660
Reserve for Protective Advances	654	646
Taxes and Other	1,706	1,706
Total Loan-in-Process	$15,975	$13,769

While the contractual amount of unfunded loans in process and interest reserves totaled $63.0 million and $59.9 million at December 31, 2009 and March 31, 2010, respectively, the Manager estimates that we will fund approximately $13.7 million subsequent to March 31, 2010. Of the $13.8 million expected to be funded, $7.0 million relates to unfunded interest reserves on a loan restructured  in December 2009 (which is a non-cash commitment), $3.8 million relates to anticipated borrower construction or operating costs, $660,000 relates to deferred loan fees payable to the Manager, $1.7 million relates to tax related reserves and $646,000 relates to reserves for protective advances not required under the terms of the loan agreement but that the Manager expects to fund to protect our interest in the asset. The difference of $46.2 million, which is not expected to be funded, relates to loans that are in default, loans that have been modified to lower the funding amount, and loans whose funding is contingent on various project milestones, many of which have not been met to date and are not expected to be met given current economic conditions. Accordingly, these amounts are not reflected as funding obligations in the accompanying consolidated balance sheet. With available cash and cash equivalents of $3.9 million at March 31, 2010, scheduled loan payoffs, the suspension of member redemptions, the suspension of new loan request fundings, debt financing secured for the Fund, and other available sources of liquidity, including potential loan participations, loan sales or sales of real estate owned assets, we expect to meet our obligation to fund these undisbursed amounts in the normal course of business.

At December 31, 2009, one of the Fund’s borrowers had established unfunded interest reserves, no borrowers had funded interest reserves, one borrower prepaid interest on the related note through the conveyance of certain real estate, and the remaining 53 of the Fund’s borrowers were obligated to pay interest from their own alternative sources. At March 31, 2010, one of the Fund’s borrowers had established unfunded interest reserves, no borrowers had funded interest reserves remaining, and 45 of the Fund’s borrowers were obligated to pay interest from their own alternative sources. As noted in the table above, we had $7.0 million of remaining interest reserves on one loan totaling $29.6 million at March 31, 2010.

During the three months ended March 31, 2009 and 2010, the Fund recognized $3.3 million and $5,000, respectively, in mortgage loan interest which was satisfied by the use of unfunded interest reserves, which represented approximately 27.3% and 1.1% of total mortgage loan interest income for the periods, respectively. Additionally, during the three months ended March 31, 2009 and 2010, the Fund recognized $6.1 million and $0, respectively, in mortgage loan interest which was satisfied by the use of funded interest reserves, which represented approximately 51.3% and 0% of total mortgage loan interest income for the periods, respectively.

If the Conversion Transactions are consummated and we raise additional capital through an initial public offering or otherwise, we expect our loan funding requirements to decrease over the shorter term and our requirements for funds to acquire commercial mortgage loans to increase as we focus more on this asset class.

Maintenance and Development Costs for Real Estate Owned

We require liquidity to pay costs and fees to preserve and protect the real estate we own.  Real estate held for development or sale consists primarily of properties acquired as a result of foreclosure or purchase and is reported at the lower of carrying value or fair value, less estimated costs to sell the property. At March 31, 2010, our real estate owned was comprised of 24 properties acquired through foreclosure or purchase, with a carrying value of $118.6 million.  Costs related to the development or improvements of the assets are capitalized and costs relating to holding the assets are charged to expense.  Cash outlays for capitalized development costs totaled $799,000 during the three months ended March 31, 2010.  In addition, costs related to holding and maintaining such properties, which were expensed and included in operating expenses for real estate owned in the accompanying consolidated statement of operations, totaled approximately $1.9 million (including $1.0 million in property tax expense relating to foreclosed properties) and $214,000 during the three month periods ended March 31, 2010 and 2009.  The nature and extent of future costs for such properties depends on the level of development undertaken, the number of additional foreclosures and other factors.

Interest Expense

We also require liquidity to pay interest expense on loan participations, borrowings from the Manager and for notes payable. During the three months ended March 31, 2010, the Fund, through wholly-owned subsidiaries, secured financing from two lenders totaling $12.5 million for the purpose of funding remaining loan obligations, anticipated development costs for real estate owned assets, and working capital needs. One such borrowing is for a total of $9.5 million, bears interest at 12% per annum and requires monthly payments of interest only. The loan has an initial maturity of March 2011 but may be extended for two additional six month periods. The loan is secured by one of the Fund’s real estate owned assets and an assignment of rents and tenant notes receivable derived from the property. The Fund has also provided a guarantee for such debt.

The second borrowing is for a total of $3.0 million, bears interest at 12% per annum, requires monthly payments of interest only, and matures in February 2012. The loan is secured by one of the Fund’s real estate owned assets and a Fund loan.

Our policies with respect to, and the reasoning behind the need for, liquidity to satisfy management fees, loan enforcement costs, distributions to Members and for Member Redemptions, have not changed in any material respect since our previously filed Form 10-K/A.  For updated information regarding our requirements for these purposes, please see the discussion above.

Sources of Liquidity

Loan Payments

The repayment of a loan at maturity creates liquidity. During the three months ended March 31, 2010, we received loan principal payments totaling $3.5 million.  Excluding loan balances past scheduled maturity, we hold loans in our portfolio with scheduled maturities through 2010 totaling $63.3 million. However, due to the state of the economy and the compressed nature of the real estate, credit and other markets, loan defaults have continued to rise and are expected to rise further and there can be no assurance that any part of these loans will be repaid, or when they will be repaid.

Disposition of Real Estate Owned

The sale of real estate owned creates liquidity for us.  During the three months ended March 31, 2010, we did not sell any real estate, although we are holding real estate owned assets for sale with a carrying value of $11.8 million. As development of certain real estate projects is completed, we anticipate that proceeds from the disposition of real estate will increase in the future. However, there can be no assurance that such real estate will be sold at a price in excess of the current book value of such real estate.

Notes Payable

During the three months ended March 31, 2010, the Fund, through a wholly-owned subsidiary, secured financing from a bank in the amount of $9.5 million for the purpose of funding anticipated development costs for real estate owned, and for working capital needs. The note payable, which has an outstanding balance of $7.0 million at March 31, 2009, bears interest at 12% per annum and requires monthly payments of interest only. The loan has an initial maturity of March 2011 but may be extended for two additional six month periods. The loan is secured by one of the Fund’s real estate owned assets with a carrying value at March 31, 2010 of $22.6 million and an assignment of rents and tenant notes receivable derived from the property. The Fund has also provided a guarantee for such debt.

During the three months ended March 31, 2010, the Fund, through a wholly-owned subsidiary, secured financing from a bank in the amount of $3.0 million for the purpose of funding a remaining loan obligation and for anticipated development costs for real estate owned. The note payable, which has an outstanding balance of $2.1 million at March 31, 2010, bears interest at 12% per annum, requires monthly payments of interest only, and matures in February 2012. The loan is secured by one of the Fund’s real estate owned assets with a carrying value at March 31, 2010 of $2.8 million and a Fund loan with a current carrying value of $7.2 million.

Supplemental Liquidity

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

Cash Flows

Cash provided by operating activities was $9.9 million for the three months ended March 31, 2009, and cash used in operating activities was $7.1 million for the three months ended March 31, 2010. Cash provided by (used in) operating activities includes the cash generated from interest and other mortgage income from the Fund’s loan portfolio, offset by amounts paid for management fees to the Manager and interest paid on participated loans, to the Manager for short-term borrowings, and to banks for notes payable.  The decrease in the year over year amount is attributed to the decrease in the income-earning balance of our loan portfolio and resulting mortgage income.

Net cash used in investing activities was $13.2 million for the three months ended March 31, 2009, and net cash provided by investing activities was $1.4 million for the three months ended March 31, 2010. The decrease in net cash used by investing activities was attributable to a decrease in the number and amount of mortgage loan fundings ($13.6 million and $1.3 million during the three months ended March 31, 2009 and 2010, respectively), coupled with a increase in loan paydowns during the same periods ($1.1 million and $3.5 million during the three months ended March 31, 2009 and 2010, respectively).   Moreover, we increased the amount expended on real estate held for development ($733,000 as compared to $799,000during the three months ended March 31, 2009 and 2010, respectively).

Net cash used by financing activities was $12.6 million for the three months ended March 31, 209 as compared to net cash provided by financing activities of $8.6 million for the three months ended March 31, 2010. The primary reason for the change in cash flows from financing activities is the suspension of Member distributions during the reporting period ($12.6 million and $0 during the three months ended March 31, 2009 and 2010, respectively).  Also, we generated proceeds from notes payable of $9.4 million for the three months ended March 31, 2010 as compared to none in 2009.  We also repaid borrowings from the Manager totaling $780,000 during the three months ended March 31, 2010.

Critical Accounting Policies

Our critical accounting policies are disclosed in our previously filed Annual Report on Form    10-K/A for the fiscal year ended December 31, 2009.  During the three months ended March 31, 2010, there have been no significant changes in our critical accounting policies.

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

Our assets consist primarily of investments in short-term commercial mortgage investments, real estate held for development, interest and other receivables and cash and cash equivalents. The principal balance on our aggregate investment in mortgage loans was $544.4 million and $519.5 million at December 31, 2009 and March 31, 2010, respectively (before the $330.4 million and $322.0 million allowance for credit loss, respectively). Our loans historically have had original maturities between six and 18 months. However, with the general lack of take out financing available to our borrowers, the Manager has modified certain loans to extend the maturity dates to two years or longer. At December 31, 2009, the weighted average remaining scheduled term of our outstanding loans was 20.6 months (excluding loans past their scheduled maturity at March 31, 2010), with 52.9% of the total portfolio at fixed interest rates and 47.1% of the total portfolio at variable interest rates. The interest rates on these loans may be fixed, or may vary with the Prime interest rate, generally subject to a minimum rate floor. At March 31, 2010, the weighted average rate on our fixed rate portfolio was 9.83% per annum, and was 12.98% per annum on our variable rate portfolio tied to the Prime interest rate. The weighted average interest rate on the aggregate portfolio was 11.32% per annum at March 31, 2010.

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

Market Risk

Market Value Risk .  Our available-for-sale securities will be reflected at their estimated fair value, with the difference between amortized cost and estimated fair value reflected in accumulated other comprehensive income pursuant to applicable accounting guidance. The estimated fair value of these securities fluctuates primarily due to changes in interest rates, among other factors. Generally, in a rising interest rate environment, the estimated fair value of these securities would be expected to decrease; conversely, in a decreasing interest rate environment, the estimated fair value of these securities would be expected to increase. As market volatility increases or liquidity decreases, the fair value of our assets may be adversely impacted. If we are unable to readily obtain independent pricing to validate our estimated fair value of the securities in our portfolio, the fair value gains or losses recorded in other comprehensive income may be adversely affected.

Real Estate Risk.  Commercial and residential mortgage assets are subject to volatility and may be affected adversely by a number of factors, including, but not limited to, national, regional and local economic conditions (which may be adversely affected by industry slowdowns and other factors); local real estate conditions (including, but not limited to, an oversupply of housing, retail, industrial, office or other commercial space); changes or continued weakness in specific industry segments; construction quality, age and design; demographic factors; and retroactive changes to building or similar codes. In addition, decreases in property values reduce the value of the collateral and the potential proceeds available to a borrower to repay the underlying loan or loans, as the case may be, which could also cause us to suffer losses.

Historically, due to the short-term maturities of our loans, our status, and the existence of interest rate floors on our variable rate loans, market fluctuations in interest rates generally had not affected the fair value of our investment in the loans. However, given the significant decline in the fair value of the underlying real estate collateral securing our loans and the lack of available take-out financing, we have experienced a significant increase in loans in default and loans placed in non-accrual status that has adversely affected our operating results and is expected to continue to do so in the future. At December 31, 2009 and March 31, 2010, respectively, the percentage of our portfolio principal in default status was 97.1% and 99.7%, respectively, and the percentage of our portfolio principal in non-accrual status was 96.0% and 98.0%, respectively.

Significant and sustained changes in interest rates could also affect our operating results. If interest rates decline significantly, some of the borrowers could prepay their loans with the proceeds of a refinancing at lower interest rates. Assuming we could not replace these loans with loans at interest rates similar to those that were prepaid (which, given our current status of not funding loans, is likely the case), prepayments would reduce our earnings and funds available for distribution to members. On the other hand, a significant increase in market interest rates could result in a slowdown in real estate development activity, which could reduce the demand for our real estate loans and the collateral securing the loans. Due to the complex relationship between interest rates, real estate investment and refinancing possibilities, we are not able to quantify the potential impact on our operating results of a material change in our operating environment other than interest rates. However, assuming our March 31, 2010 portfolio remained unchanged for one year, a 100 basis point increase or decrease in the Prime interest rate would cause our portfolio yield to remain unchanged at 11.32% per annum. The result is due to the interest rate floor contained in our variable rate loans and current Prime rate. The following table presents the impact on annual interest income, assuming all loans were performing, based on changes in the Prime rate (in thousands except percentages):

	March 31, 2010 Portfolio Information
	Fixed Rate	Variable Rate	Total
Outstanding Balance	$274,994	$244,545	$519,539
Current Weighted Average Yield	9.83%	12.98%	11.32%
Annualized Interest Income	$27,034	$31,754	$58,788

				Pro-forma	Change
	Change in Annual Interest Income			Yield	In Yield
	Fixed Rate	Variable Rate	Total
Increase in Prime Rate:
0.5% or 50 basis points	$-	$-	$-	11.32%	0.00%
1.0% or 100 basis points	$-	$-	$-	11.32%	0.00%
2.0% or 200 basis points	$-	$41	$41	11.32%	0.01%

Decrease in Prime Rate:
0.5% or 50 basis points	$-	$-	$-	11.32%	0.00%
1.0% or 100 basis points	$-	$-	$-	11.32%	0.00%
2.0% or 200 basis points	$-	$-	$-	11.32%	0.00%

The following table contains information about our mortgage loan principal balances as of March 31, 2010, presented separately for fixed and variable rates and the calendar quarters in which such mortgage investments mature.

	(in thousands)
	Matured	Q3 2010	Q4 2010	Q1 2011	Q4 2011	Q3 2012	Total
Loan Rates:
Variable	$180,732	$54,947	$7,248	$1,618	$-	$-	$244,545
Fixed	143,201	1,111	-	1,463	31,266	97,953	274,994
	$323,933	$56,058	$7,248	$3,081	$31,266	$97,953	$519,539
Less: Allowance for Credit Loss							(321,968)
Net Carrying Value							$197,571

As of March 31, 2010, we had cash and cash equivalents totaling $3.9 million (or 1.1% of total assets), all of which were held in bank accounts or highly liquid money market accounts or short-term certificates of deposit. We have historically targeted 3%-5% of the principal balance of our outstanding portfolio loans to be held in such accounts as a working capital reserve. However, our actual deployment may vary depending on the timing and amount of investor capital raised and the timing and amount of loans identified and funded. We believe that these financial assets do not give rise to significant interest rate risk due to their short-term nature.

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

Based on this evaluation, the Chief Executive Officer and Chief Financial Officer of the Manager have concluded that our disclosure controls and procedures were effective  as of the period ended March 31, 2010 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to management of the Manager, including the principal executive officer and principal financial officer of the Manager, as appropriate to allow timely decisions regarding required disclosure.

Changes to Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our fiscal quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our evaluation of the effectiveness of our internal control over financial reporting.

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

In December 2004, and pursuant to several supplemental requests thereafter, the ACC requested certain information pertaining to the operations of us and the Manager, and the Manager responded to the requests made by the ACC.  Between 2005 to July 2009, the ACC did not have any contact with us or the Manager.  In July 2009, the ACC requested, from the Manager, information concerning certain affiliates of the Manager.  The Manager has provided testimony and documentation in response to this request; however, the Manager has not been informed of the specific nature or substance of the inquiry.

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

The Fund entered into a settlement agreement requiring the Fund to purchase certain golf memberships and pay past due home owners association dues attributed to certain residential lots owned by the Fund that were acquired through foreclosure. The terms of the settlement agreement require the Fund to purchase such memberships for a total of approximately $4.6 million, which is expected to be paid over time from the proceeds from the sale of such residential lots. Additionally, the Fund is required to pay all past due golf club monthly dues and assessments totaling $407,000, as well as any delinquent and current property taxes due.

Following the suspension of certain of our activities, including the suspension of Member redemptions, certain Members have requested that their redemption requests be honored due to financial hardships or other reasons.  In each instance, we have responded that we will not grant such requests and is treating all Members uniformally.  While neither the Manager nor we have been served with any lawsuits from Members, certain Members have filed grievances with the SEC, the Arizona Department of Financial Institutions and possibly other regulatory agencies related to the Manager’s administration of the Fund and the proposed Conversion Transactions, and we have received inquiries from regulatory agencies.

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

For some time, this member has been suggesting to the Fund, the Manager and its employees that the member would send a letter to all Fund members soliciting members to vote against the Conversion Transactions described in the Form S-4 unless the Fund, the Manager or its employees either (i) bought out the entire investment in the Fund of the member and the member’s family at the member’s family’s original invested capital plus interest, or (ii) made a loan to the member equal to the member’s original invested capital plus interest that the member would never have to repay. The member was advised that the Manager would not treat him preferentially relative to other members of the Fund and that it would not engage in any transactions that were unlawful and could not be fully disclosed to the members of the Fund. The member has also objected to other aspects of the Conversion Transactions and the operating agreement and the Manager’s management of the Fund. This member has sent letters to various regulatory agencies complaining about the contents of the Form S-4. As of the filing of this report, to the knowledge of the Manager, this member has not taken any other legal action, however, it is possible this member may do so in the future.

Item 1A.        Risk Factors.

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Item 1A, “Risk Factors,” in our Form 10-K/A, as supplemented by subsequent Quarterly Reports on Form 10-Q, which could materially affect our business, financial condition or results of operations.  The risk factors included in our Form 10-K/A, as supplemented, have not materially changed other than as set forth below.  The risks described in our Form 10-K/A, as supplemented, and below are not the only risks we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

Defaults on our mortgage loans will decrease our revenue and distributions.

We are in the business of investing in mortgage investments and, as such, we risk defaults by borrowers. Any failure of a borrower to repay loans or to pay interest on loans will reduce our revenue and distributions to Members, if any, and potentially the value of the units and Members’ interest in us as a whole. At March 31, 2010, 46 of our 47 loans with principal balances totaling $517.9 million were in default, and we had commenced foreclosure proceedings on 21 of the 46 related loans and we are negotiating with the borrowers and assessing the possibility of modifications of loan terms for the remaining 25 loans in default. In addition, during the three months ended March 31, 2010, we took title to the underlying real estate collateral of five loans in default with a carrying value of approximately $16.5 million as of March 31, 2010. In our judgment, the estimated net realizable value of such properties exceeds the carrying value of our investment in the properties at March 31, 2010.

However, economic, market, environmental and political conditions may affect our plans for development and marketing of such properties. In addition, the implementation of such plans could be affected by the availability of financing for development and construction activities, if such financing is required. Accordingly, the ultimate realization of the fair values of the Fund's real estate properties are dependent upon future economic and market conditions, the availability of financing, and the resolution of political, environmental and other related issues, many of which are beyond the direct control of management.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds.

There were no sales of Member units during the quarter ended March 31, 2010.

Item 6.   Exhibits

Exhibit No.	Description
2.1*	Agreement and Plan of Conversion and Contribution by and among IMH Secured Loan Fund, LLC, Investors Mortgage Holdings, Inc. and its stockholders and IMH Holdings, LLC and its members.

3.1	IMH Secured Loan Fund, LLC Certificate of Formation (incorporated by reference to Exhibit 3.1 of the Annual Report on Form 10-K, File No. 000-52611, filed on March 31, 2008)

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

Date: May 17, 2010	IMH SECURED LOAN FUND, LLC

	By:	Investors Mortgage Holdings, Inc.
	Its:	Manager

	By:	/s/ Steven Darak
Steven Darak
Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Officer)

INDEX TO EXHIBITS

Exhibit No.	Description
2.1*	Agreement and Plan of Conversion and Contribution by and among IMH Secured Loan Fund, LLC, Investors Mortgage Holdings, Inc. and its stockholders and IMH Holdings, LLC and its members.

3.1	IMH Secured Loan Fund, LLC Certificate of Formation (incorporated by reference to Exhibit 3.1 of the Annual Report on Form 10-K, File No. 000-52611, filed on March 31, 2008)

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