Form 10-K/A
period 2009-12-31
IMH Secured Loan Fund, LLC
filed 2010-05-18
CIK 1397403

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE
Not applicable

EXPLANATORY NOTE

The purpose of this Annual Report on Form 10-K/A is to amend Part II, Item 7 and Part IV, Item 15 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, which was filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2010 (the “2009 10-K”), to include supplemental disclosure pertaining to troubled debt restructurings, and to clarify the valuation methodology employed by the Fund with respect to the Fund’s loan portfolio and real estate owned assets.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Annual Report on Form 10-K/A under Item 15 Part IV hereof.

Except as provided herein, this Form 10-K/A does not reflect events occurring after the filing of the Form 10-K on April 15, 2010 and does not generally modify or update disclosures as presented in the 2009 10-K as of April 15, 2010.  Accordingly, this Form 10-K/A should be read in conjunction with our filings with the SEC subsequent to the filing of the Form 10-K.

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

As a commercial real estate lender, we make loans to third parties. We also engage in the purchase and sale of loans, debt securities and other investments for investment purposes. As of the date of this Form 10-K, we do not intend to underwrite the securities of other issuers or invest in or acquire other entities engaged in real estate activities or securities of other issuers, including for the purpose of exercising control over such entities, other than through the acquisition of equity securities in foreclosure of entities in which we have acquired or invested in debt securities.

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

The Conversion Transactions are subject to the satisfaction of closing conditions, including, without limitation:

•	approval of the Conversion Transactions and the 2010 Stock Incentive Plan, and adoption of the merger agreement by the requisite vote of the members of the Fund;
•
confirmation that no stop order has been issued, and no proceedings seeking a stop order have been initiated, by the SEC with respect to the SEC filing relating to the proposed Conversion Transactions; and

•
receipt of all governmental and third party consents to the Conversion transactions, except for consents which, if not obtained, would not reasonably be expected to have a material adverse effect on the business, financial condition or results of operations on IMH Financial Corporation and its subsidiaries taken as a whole.

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

Recent Developments

Neither the Fund nor the Manager has prepared its respective unaudited financial statements for the quarter ended March 31, 2010, therefore, financial results for that period are not available as of the date of this consent solicitation/prospectus. Recent developments since December 31, 2009 include the following:

•
the Manager elected to modify two loans with principal balances totaling $8.36 million and with no remaining funding commitments; neither of these loans was impaired or had any allowance for credit loss attributable to the loans as of December 31, 2009 or March 31, 2010, although one such loan was past it scheduled maturity;

•
the Fund, through wholly owned subsidiaries, secured financing from two lenders totaling $12.5 million for the purpose of funding remaining loan obligations, anticipated development costs for real estate owned assets, and working capital needs, as follows: (i) a $9.5 million loan bearing interest at 12% per annum with an initial maturity of March 2011 extendable for two additional six month periods, and secured by one of the Fund’s real estate owned properties with a carrying value at December 31, 2009 of $23.1 million and an assignment of rents and tenant notes receivable derived from the property; and (ii) a $3.0 million loan bearing interest at 12% per annum, with a maturity date of February 2012, and secured by one of the Fund’s real estate owned properties with a carrying value at December 31, 2009 of $2.8 million and a Fund loan with a current carrying value of $7.2 million;

•
the Manager’s line of credit with a bank, which had a total borrowing capacity of $2.52 million as of December 31, 2009 and is secured by portfolio loan, was extended to May 31, 2010 from its April 1 due date, subject to a reduced borrowing capacity of $827,000;

•
we completed foreclosure on five loans (with an aggregate principal balance of $22.7 million) of the 25 loans upon which the Manager was exercising lender’s remedies as of December 31, 2009, and the Manager expects to complete the foreclosure process on the balance of such loans in the second and third quarters of the year ending December 31, 2010; and

•
the Fund entered into a purchase and sale agreement to sell one of its multifamily residential projects for approximately $4.5 million, an amount in excess of our December 31, 2009 carrying value, which such sale the Manager expects to close in the second quarter of the year ending December 31, 2010, although such closing cannot be assured.

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

Loan Modifications

Prior to fiscal year 2009, the Fund’s practice was that substantially all of its loans were originated with a one year maturity. This practice was implemented to allow our Manager, at the end of the applicable initial loan term, to re-underwrite the loan to ensure that the borrower had made appropriate progress on the applicable development project, as well as to determine that there was no material deterioration in the credit-worthiness of our debtor/borrower. Upon successful review and re-underwriting, the Manager customarily extended the loan for an additional period, generally not in excess of one year. Loans at or near completion were either under consideration for next-phase financing by the Fund or under analysis for take-out financing by third-parties.

In the Manager’s evaluation of the potential advisability of extending a loan, the Manager conducts a re-underwriting of the borrower and the related project. This evaluation primarily includes following factors: (1) the estimated cash flow to be derived from the development and disposition of the project; (2) the stage of development of the project in terms of entitlement; (3) the financial wherewithal of the borrower, as evidenced by the receipt of personal financial statements of the guarantor; (4) the need for supplemental collateral of the borrower to ensure a proper loan-to-value ratio; (5) whether the Manager believes that retaining the current owner/operator/developer of the existing collateral will maximize the collateral value; (5) the borrower’s performance under the terms of the original loan terms; (6) the borrowers ability to fund on-going maintenance, taxes and insurance costs; and (6) the availability of third-party financing available to the borrower to “take-out” the Fund’s loan.

On this basis, prior to September 30, 2008, in the Manager’s judgment, none of the Fund’s loan modifications qualified as troubled debt restructurings based on the following: (1) such modifications were customary and occurred in the ordinary course of business; (2) the borrower’s financial condition did not appear to be impaired based on the borrower’s continued positive performance under the terms of the loan, as well as the Manager’s receipt of the personal financial statements of the borrower and related guarantor(s), both of which indicated that the borrower continued to be financially viable; (3) the fair value of the underlying collateral, and collection of additional collateral, indicated the full collection of the outstanding loan receivable; (4) any extensions were customarily granted to further the development process, and were not considered indications of financial difficulty; (5) substantially all modifications were executed upon or after maturity of the existing loans, and not prior thereto; (6) the Manager did not forgive any recorded principal or interest due under the loan, as of the date of maturity or modification; and (7) based on the Manager’s on-going interaction with market participants, the Manager concluded that financing for the borrowers continued to be available from direct competitors or traditional lenders at similar rates.

Despite the fact that in multiple instances the subject property development of the debtor had been completed (i.e., full entitlements were obtained) or was near completion for the current phase of development, beginning in late 2008 and throughout 2009, traditional take-out financing was materially unavailable in the market. As such, in the absence of take-out financing, the Manager found it necessary to either allow the loan to remain in a default status, extend the loan term through a modification of the loan, or commence foreclosure action. Consistent with the Fund’s loan modification policy, the Manager made the determination as to whether or not each extension or modification qualified as a troubled debt restructuring, or a TDR. Under GAAP guidelines, a restructuring of a debt (including modification or extension) constitutes a TDR only if both of the following conditions exist:

•	the creditor (i.e. the Fund) deems that the debtor, for economic or legal reasons, has financial difficulties; and

•	the creditor (i.e. the Fund) grants a concession to the debtor that it would not otherwise consider.

Historically, the Manager did not forgive any recorded principal or interest due under the loan as of the date of maturity and related modification. In all cases, the Manager attempted to maintain the interest rate at its previous level, although in certain cases, the borrower successfully negotiated a lower rate due to (1) multiple reductions in the prime rate since the date of original funding resulted in a spread over prime equivalent to the original loan, or (2) the extended term of the loan (i.e., in some cases 24 to 36 months) supported a lower rate more reflective of market rates for similar term loans.

Additionally, as a matter of policy, we have not increased unfunded interest reserves solely to keep a loan from becoming past due. Any additional increases the interest reserve accounts are determined only after a complete re-evaluation of our underwriting procedures for such proposed loan modifications.

However, in the general absence of available take-out financing, the Manager believes that, under current accounting guidance, any loan that has reached maturity and has been modified or extended, regardless of the stage of development of the underlying collateral, is considered to be the result of the debtor having financial difficulties. Additionally, because the Fund is a “bridge lender” in a market where such new lending availability is sporadic, if available at all, any renewal of loans at the near original interest rate or a lower interest rate is deemed to be below what other bridge lenders would charge and, therefore, is deemed to be a “concession” to the debtor. With both conditions met, the Manager has classified all loan modifications or extensions made beginning in the fourth quarter of 2008 and thereafter as troubled debt restructurings for financial reporting purposes. Due to the application of fair value guidance to the loan portfolio, generally all loans carrying values reflect any impairment that would otherwise be recognized under TDR accounting treatment.

The following tables present various summaries of our loan modifications made on a quarterly basis since October 1, 2008 (the date on which the Fund ceased the identification and funding of new loans):

		Outstanding Principal		Outstanding Funding Commitment		Weighted Average Interest Rate		Average Loan Term Months
Modification	# of Loans	Pre- Modification	Post- Modification	Pre- Modification	Post- Modification	Pre- Modification	Post- Modification	Pre- Modification	Post- Modification
			(dollar amounts in thousands)
Q4 2008	4	$81,802	$89,045	$5,296	$5,296	13.78%	13.71%	11.3	17.0
Q1 2009	5	59,228	64,785	14,328	14,328	11.52%	8.57%	9.2	19.0
Q2 2009	3	51,103	52,412	2,093	1,241	11.72%	12.10%	10.0	19.0
Q3 2009	7	114,421	117,244	7,134	4,908	10.23%	8.63%	13.3	29.3
Q4 2009	4	44,211	44,437	916	14,025	12.64%	5.51%	15.80	18.50
Totals	23	$350,765	$367,923	$29,767	$39,798

Period	Principal Outstanding	Number of Loans	Interest Rate Changes	Interest Reserves Added	Additional Collateral Taken	Borrower Prefunded Interest
	(millions)
Q4 2008	$89.1	4	1	2	1	—
Q1 2009	64.8	5	2	—	—	1
Q2 2009	52.4	3	1	—	—	—
Q3 2009	117.2	7	3	—	1	2
Q4 2009	44.4	4	1	1	—	2
Total loans	367.9	23	8	3	2	5

			Loan Status		Loan Category
Period	Principal Outstanding	# of Loans	# Performing	# Non- Performing	Pre-entitled Land	Entitled Land	Construction & Existing Stuctures
	(millions)
Q4 2008	$89.1	4	4	—	1	3	—
Q1 2009	64.8	5	5	—	—	3	2
Q2 2009	52.4	3	1	2	—	3	—
Q3 2009	117.2	7	4	3	—	6	1
Q4 2009	44.4	4	3	1	0	4	0
Total loans	367.9	23	17	6	1	19	3

	December 31, 2009
	Amount
	(in thousands)%		#
Loans Not Modified and Currently Matured	$347,135	64%	34
Loans Modified to Extend Maturity	187,451	34%	15
Original Maturity Date Not Reached	9,862	2%	6
Total	$544,448	100%	55

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

Selection of Single Best Estimate of Value for Loan Portfolio

As previously described, the Manager obtained valuation reports from third-party valuation specialists for the underlying collateral of each and every loan in the Fund’s portfolio in 2009 and approximately 75% of the loan portfolio in 2008. Because all of the Fund’s loans are collateral dependent, each such loan’s impairment amount is based on the fair value of its underlying collateral less cost to sell. The valuation reports provided a range of values for the valued collateral rather than a single point estimate because of variances in the potential value indicated from the available sources of market participant information. The selection of a value from within a range of values depends upon specific market conditions for each property valued and its stage of entitlement or development. In addition to third party valuation reports, the Manager utilized recently received bona fide purchase offers from independent third-party market participants that were higher than the high-end of the third party specialist’s range of values. In selecting the single best estimate of value, the Manager considered the information in the valuation reports, credible purchase offers received, and multiple observable and unobservable inputs as described below.

In its December 31, 2008 valuation assessments, the mix of applicable information available at that time led the Manager to conclude that the mid-point of the range was the best point within the range of estimated values for purposes of measuring the amount of impairment, if any, as of December 31, 2008. That conclusion was based on the Manager’s judgment that, in a disrupted marketplace, wherein transactions were generally conducted under duress, and there was uncertainty in the general economic climate, the marketplace and market participant information were not conclusive as to the direction of trends or price points. Without compelling evidence that values were moving either up or down, in the Manager’s judgment, for those loans subject to third-party valuations as of December 31, 2008, the mid-point of the valuation range was generally deemed to be the most appropriate single best estimate of value for purposes of determining impairment at that date.

The Manager’s December 31, 2009 valuation assessments were based on updated market participant information and other data points, which in the Manager’s judgment provided less uncertainty than the market participant data that was available at December 31, 2008. The updated information and the Manager’s analysis of the collateral indicated a slight improvement in market conditions and corresponding increase in real estate values. As a result, for the valuation ranges on 41 of the 55 loans obtained as of December 31, 2009 supporting loan collateral values, the Manager used the high end of the third-party valuation range for each asset in determining impairment losses. For the remaining 14 loans, the Manager’s estimates of fair values were based on independent third-party market participant purchase offers on those specific assets, some of which were well in excess of the fair values indicated in the third-party valuation reports, including some offers which were two to three times higher than the valuation report ranges. The Manager considered the range of values on a loan-by-loan basis, and, as a general matter, the Manager did so because, in its judgment, when considering the multiple applicable observable and unobservable inputs and other current market factors, the high end of the value range was the best estimate of fair value, less costs to sell, for purposes of determining impairment losses, based on the following factors:

•
In conducting the 2009 valuations, the third-party valuation specialists data and the research performed were influenced by market duress, economic uncertainty, and a relative shortage of tangible market data. A number of the relevant transactions consummated around the time of the preparation of the valuation reports were believed to be based on either a property or a seller in distress and, thus, the applicable transaction was executed under a condition of duress. The Manager noted that the pricing of many transactions occurred in the context of what was a less than normal volume of purchases and sales. As a result, in the Manager’s judgment, for each of the Fund’s loans not supported by recent bona fide independent third-party purchase offers, the Manager concluded that the values at the high end of the range were more representative of fair values than any other point in the range;

•
The Manager concluded that the third-party valuation specialists reported value ranges, and the underlying concepts of the ranges themselves, did not reflect the improving market conditions as of December 31, 2009, but because of the lag in the time-frame for their gathering and processing information, were more representative of early fourth-quarter 2009, if not before. The Manager obtained observable and unobservable evidence (such as published residential pricing indices and other real estate market publications, discussions with real estate brokers with applicable market expertise in local markets, and discussions with third-party consultants and direct market participants with relevant real estate experience) as of December 31, 2009 that indicated that fair values have “bottomed out”, and there is an indication that the home pricing trends are moving upward. Based on the Manager’s experience, the Manager believes that buyers will select parcels that offer the most competitive advantage and the highest and best use of their capital in order to complete their project and maximize their returns.

•
Individual valuation reports were prepared assuming non-leveraged sales transactions of the underlying collateral in accordance with professional appraisal standards. Because the Fund’s core business is as a first lien real estate mortgage lender, the Manager believes that the Fund’s capacity to provide financing, particularly in the absence of available financing in existing credit markets, provides the Fund with a market advantage that would significantly increase the likelihood that qualified buyers would be willing to pay a price at the top of the applicable valuation range. The Manager believes that this market advantage further supports the Manager’s selection of the high end of the range when determining the single best estimate of value from within the range of values provided.

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

The volatility of the real estate markets beginning in the fourth quarter of 2008 provided an indication of possible impairment as described under applicable accounting guidance. Accordingly, the Manager performed a test for impairment as of December 31, 2008 by comparing the undiscounted net cash flows for each real estate owned asset held for investment to its respective carrying amount. Based on changes in the Manager’s disposition strategy with respect to certain real estate owned assets, the resulting changes in estimated undiscounted cash flows, and considering the on-going volatility of the real estate markets throughout 2009, the Manager determined that it was necessary to perform additional tests for impairments on its portfolio of real estate owned assets held for development as of September 30, 2009.

In estimating the amount of undiscounted cash flows for real estate assets owned assets held for development, the Manager determines the level of additional development the Fund expects to undertake for each project, as follows:

•
Certain projects are expected to have minimal development activity, but rather are expected to require maintenance activity only until a decision is made to sell the asset. The undiscounted cash flow from these projects is based on current comparable sales for the asset in its current condition, less costs to sell, and less holding costs, which are generally minimal for a relatively short holding period.

•
Other projects are expected to be developed more extensively to maximize the proceeds from the disposition of such assets. The undiscounted cash flow from these projects is based on a build-out scenario that considers both the cash inflows and the cash outflows over the duration of the project. The following summarizes the principal assumptions utilized by the Manager to determine undiscounted cash flows for these projects:

•
For collateral to be developed, the initial unit sales price utilized was based on local market conditions, comparable prices from current pricing utilizing observable and unobservable data points and other information, subject to periodic price increases ranging from 0% to 6% over the projected absorption (i.e, sell-out period). Absorption periods ranged from three to ten years, with development projected to commence intermittently, as the market recovers and projected demand develops. The Manager considered this a fair exchange price in an orderly transaction between market participants to sell the asset, assuming its highest and best use as determined by the Manager, in the primary or most advantageous market for the asset.

•
For collateral to be developed, the additional development costs, operating, maintenance and selling cost assumptions the Manager made were based on observable and unobservable cost estimates obtained from a cross-section of industry experts and market participants. The estimated development and holding costs required to achieve the gross undiscounted cash flows upon disposition of the related assets range from $200,000 to $24.9 million on an individual property basis, and total $115.9 million in the aggregate, over the three to ten year build and sell-out period noted above.

•
For collateral consisting of partially complete or finished lots, development costs, operating costs and selling cost assumptions made by the Manager were based on observable and unobservable cost estimates obtained from a cross-section of industry experts and market participants.

•
For collateral whose development is complete or nearly complete and that are expected to be leased initially to allow for stabilization of market prices before being sold, the Manager utilized operating revenue and costs for comparable projects using current operating data obtained by the Manager. Based upon an assumed stabilization of applicable real estate markets, the Manager utilized unit sales prices comparable to historical pricing.

In the absence of available financing, the Manager’s estimates of undiscounted cash flows assumed that the Fund would pay development costs from the disposition of current assets or the raising of additional capital. However, the level of planned development for the Fund’s individual properties is dependent on several factors, including the current entitlement status of such properties, the cost to develop such properties, the ability to recover development costs, competitive conditions and other factors. Generally, vacant, unentitled land is being held for future sale to an investor or developer with no planned development expenditures by the Fund. Such land is not planned for further development unless or until the Manager locates a suitable developer with whom the Fund can possibly develop the project under a joint venture arrangement. Alternatively, the Manager may choose to further develop fully or partially entitled land to maximize interest to developers and the Fund’s return on investment.

One of the Fund’s real estate owned assets held for development consists of a partially leased medical office building. The Fund has secured financing to complete tenant improvements on available lease space. The Manager estimates this will cost approximately $2 million. In addition, two properties held for sale consist of near fully developed multifamily residential complexes that require approximately $1 million in remaining development costs. For other projects, the Manager continues to consider alternative uses for certain properties such as, among others, billboard signage for properties with highway exposure, possible sale of credit for transfers to federal wetland conservancy, potential transferable water rights and other potential uses.

If the Manager elects to change the disposition strategy for the Fund’s real estate owned assets held for development, and such assets were deemed to be held for sale, the Fund would likely record additional impairment charges, and the amounts could be significant.

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

Signature	Title	Date

/s/ Shane Albers	Chief Executive Officer and Director of Investors	May 17, 2010
Shane Albers	Mortgage Holdings, Inc., Manager of IMH
Secured Loan Fund, LLC

/s/ William Meris	President and Director of Investors Mortgage	May 17, 2010
William Meris	Holdings, Inc., Manager of IMH Secured Loan
Fund, LLC

/s/ Steven Darak	Chief Financial Officer of Investors Mortgage	May 17, 2010
Steven Darak	Holdings, Inc., Manager of IMH Secured Loan
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

Loan Modifications and Troubled Debt Restructuring

The Fund’s historical business practice was that substantially all of its loans were originated with a maturity of one year, with the intent of modifying loans as necessary in the ordinary course of business, until the borrower secured take-out financing. Under current accounting guidance, the Manager deems a loan modification to represent a troubled debt restructuring if, because of the borrower’s financial difficulties, the Fund grants a concession to a debtor that it would not otherwise consider. In the Manager’s evaluation of the potential for modifying a loan and whether such a modification qualifies as a troubled debt restructuring, the Manager conducts a re-underwriting on the borrower and the related project. This evaluation includes, among other factors, the following: (1) the stage of development of the project and estimated cash flow to be derived from the development and disposition of the project; (2) the financial wherewithal of the borrower and its ability to fund on-going maintenance, taxes and insurance costs; (3) whether the Manager believes that retaining the current owner/operator/developer of the project will maximize the project’s value; (4) the borrower’s performance under the terms of the original loan; and (5) the availability of third-party financing to the borrower to “take-out” the Fund’s loan. While the Fund has not historically forgiven any recorded principal or interest at the time of a modification, in the event that alternative financing is unavailable at the time of modification, the Manager deems such modifications to be troubled debt restructurings under current accounting guidance.

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

IMH SECURED LOAN FUND, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar Amounts in Thousands)

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES  – (continued)

Subsequent Events

The Manager evaluated subsequent events through May 17, 2010, the date this amended annual report on Form 10-K was filed with the SEC. Subsequent to December 31, 2009, an individual member of the Fund filed a complaint against the Fund with the SEC in opposition to the proposed Conversion Transactions.

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

Selection of Single Best Estimate of Value for Loan Portfolio

As previously described, the Manager obtained valuation reports from third-party valuation specialists for the underlying collateral of each and every loan in the Fund’s portfolio in 2009 and approximately 75% of the loan portfolio in 2008. Because all of the Fund’s loans are collateral dependent, each such loan’s impairment amount is based on the fair value of its underlying collateral less cost to sell. The valuation reports provided a range of values for the valued collateral rather than a single point estimate because of variances in the potential value indicated from the available sources of market participant information. The selection of a value from within a range of values depends upon specific market conditions for each property valued and its stage of entitlement or development. In addition to third party valuation reports, the Manager utilized recently received bona fide purchase offers from independent third-party market participants that were higher than the high-end of the third party specialist’s range of values. In selecting the single best estimate of value, the Manager considered the information in the valuation reports, credible purchase offers received, and multiple observable and unobservable inputs as described below.

In its December 31, 2008 valuation assessments, the mix of applicable information available at that time led the Manager to conclude that the mid-point of the range was the best point within the range of estimated values for purposes of measuring the amount of impairment, if any, as of December 31, 2008. That conclusion was based on the Manager’s judgment that, in a disrupted marketplace, wherein transactions were generally conducted under duress, and there was uncertainty in the general economic climate, the marketplace and market participant information were not conclusive as to the direction of trends or price points. Without compelling evidence that values were moving either up or down, in the Manager’s judgment, for those loans subject to third-party valuations as of December 31, 2008, the mid-point of the valuation range was generally deemed to be the most appropriate single best estimate of value for purposes of determining impairment at that date.

The Manager’s December 31, 2009 valuation assessments were based on updated market participant information and other data points, which in the Manager’s judgment provided less uncertainty than the market participant data that was available at December 31, 2008. The updated information and the Manager’s analysis of the collateral indicated a slight improvement in market conditions and corresponding increase in real estate values. As a result, for the valuation ranges on 41 of the 55 loans obtained as of December 31, 2009 supporting loan collateral values, the Manager used the high end of the third-party valuation range for each asset in determining impairment losses. For the remaining 14 loans, the Manager’s estimate of fair values were based on independent third-party market participant purchase offers on those specific assets, some of which were well in excess of the fair values indicated in the third-party valuation reports, including some offers which were two to three times higher than the valuation report ranges. The Manager considered the range of values on a loan-by-loan basis, and, as a general matter, the Manager did so because, in its judgment, when considering the multiple applicable observable and unobservable inputs and other current market factors, the high end of the value range was the best estimate of fair value, less costs to sell, for purposes of determining impairment losses, based on the following factors:

•
In conducting the 2009 valuations, the third-party valuation specialist’s data and the research performed were influenced by market duress, economic uncertainty, and a relative shortage of tangible market data. A number of the relevant transactions consummated around the time of the preparation of the valuation reports were believed to be based on either a property or a seller in distress and, thus, the applicable transaction was executed under a condition of duress. The Manager noted that the pricing of many transactions occurred in the context of what was a less than normal volume of purchases and sales. As a result, in the Manager’s judgment, for each of the Fund’s loans not supported by recent bona fide independent third-party purchase offers, the Manager concluded that the values at the high end of the range were more representative of fair values than any other point in the range;

•
The Manager concluded that the third-party valuation specialist’s reported value ranges, and the underlying concepts of the ranges themselves, did not reflect the improving market conditions as of December 31, 2009, but because of the lag in the time-frame for their gathering and processing information, were more representative of early fourth-quarter 2009, if not before. The Manager obtained observable and unobservable evidence (such as published residential pricing indices and other real estate market publications, discussions with real estate brokers with applicable market expertise in local markets, and discussions with third-party consultants and direct market participants with relevant real estate experience) as of December 31, 2009 that indicated that fair values have “bottomed out”, and there is an indication that the home pricing trends are moving upward. Based on the Manager’s experience, the Manager believes that buyers will select parcels that offer the most competitive advantage and the highest and best use of their capital in order to complete their project and maximize their returns.

•
Individual valuation reports were prepared assuming non-leveraged sales transactions of the underlying collateral in accordance with professional appraisal standards. Because the Fund’s core business is as a first lien real estate mortgage lender, the Manager believes that the Fund’s capacity to provide financing, particularly in the absence of available financing in existing credit markets, provides the Fund with a market advantage that would significantly increase the likelihood that qualified buyers would be willing to pay a price at the top of the applicable valuation range. The Manager believes that this market advantage further supports the Manager’s selection of the high end of the range when determining the single best estimate of value from within the range of values provided.

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

Loan Classifications

The Fund classifies loans into categories for purposes of identifying and managing loan concentrations. As of December 31, 2008 and 2009, loan principal balances, net of the allowance for credit loss, by concentration category follows:

	December 31, 2008			December 31, 2008
	Amount	%	#	Amount	%	#
	(in thousands, except percentage and unit data)
Pre-entitled Land:
Held for Investment	$7,178	1.2%	2	$13,834	2.5%	3
Processing Entitlements	200,902	32.8%	12	185,608	34.1%	8
	208,080	34.0%	14	199,442	36.6%	11
Entitled Land:
Held for Investment	114,307	18.6%	17	101,942	18.8%	14
Infrastructure under Construction	57,908	9.4%	4	69,839	12.8%	5
Improved and Held for Vertical Construction	54,486	8.9%	5	47,227	8.7%	4
	226,701	36.9%	26	219,008	40.3%	23
Construction & Existing Structures:
New Structure – Construction in-process	43,814	7.1%	14	46,325	8.5%	16
Existing Structure Held for Investment	37,482	6.1%	5	23,640	4.3%	4
Existing Structure – Improvements	97,777	15.9%	3	56,033	10.3%	1
	179,073	29.1%	22	125,998	23.1%	21
Total	613,854	100%	62	544,448	100%	55
Less: Allowance for Credit Loss	(300,310)			(330,428)
Net Carrying Value	$313,544			$214,020

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

Loan Modifications and Troubled Debt Restructurings

In its evaluation of the potential for extending a loan, the Manager conducts a re-underwriting on the borrower and the related project to determine if a modification should be granted and, if so, whether such modification constitutes a troubled debt restructuring, or TDR.

On this basis, prior to September 30, 2008, in the Manager’s judgment, none of Fund’s loan modifications qualified as troubled debt restructurings based on the following: (1) such modifications were customary and occurred in the ordinary course of business; (2) the borrower’s financial condition did not appear to be impaired based on the borrower’s continued positive performance under the terms of the loan, as well as the Manager’s receipt of the personal financial statements of the borrower and related guarantor(s), both of which indicated that the borrower continued to be financially viable; (3) the fair value of the underlying collateral, and collection of additional collateral, indicated the full collection of the outstanding loan receivable; (4) any extensions were customarily granted to further the development process, and were not considered indications of financial difficulty; (5) substantially all modifications were executed upon or after maturity of the existing loans, and not prior thereto; (6) the Manager did not forgive any recorded principal or interest due under the loan, as of the date of maturity or modification; and (7) based on the Manager’s on-going interaction with market participants, the Manager concluded that financing for the borrowers continued to be available from direct competitors or traditional lenders at similar rates.

Despite the fact that in multiple instances the subject property development of the debtor had been completed (i.e., full entitlements were obtained) or was near completion for the current phase of development, beginning in late 2008 and throughout 2009, traditional take-out financing was materially unavailable in the market. As such, in the absence of take-out financing, the Manager found it necessary to either allow the loan to remain in a default status, extend the loan term through a modification of the loan, or commence foreclosure action. Consistent with the Fund’s loan modification policy, the Manager made the determination as to whether or not each extension or modification qualified as a troubled debt restructuring.

Historically, the Manager did not forgive any recorded principal or interest due under the loan as of the date of maturity and related modification. In all cases, the Manager attempted to maintain the interest rate at its previous level, although in certain cases, the borrower successfully negotiated a lower rate due to (1) multiple reductions in the prime rate since the date of original funding resulted in a spread over prime equivalent to the original loan, or (2) the extended term of the loan (i.e., in some cases 24 to 36 months) supported a lower rate more reflective of market rates for similar term loans.

However, in the general absence of available take-out financing, the Manager believes that, under current accounting guidance, any loan that has reached maturity and has been modified or extended, regardless of the stage of development of the underlying collateral, is considered to be the result of the debtor having financial difficulties. Additionally, because the Fund is a “bridge lender” in a market where such new lending availability is sporadic, if available at all, any renewal of loans at the near original interest rate or a lower interest rate is deemed to be below what other bridge lenders would charge and, therefore, is deemed to be a “concession” to the debtor. With both conditions met, the Manager has classified all loan modifications or extensions made beginning in the fourth quarter of 2008 and thereafter as troubled debt restructurings for financial reporting purposes. Due to the application of fair value guidance to the loan portfolio, generally all loan carrying values reflect any impairment that would otherwise be recognized under troubled debt restructuring accounting treatment.

The following table presents a summary of the Fund’s loan modifications made on a quarterly basis since October 1, 2008 (the date on which the Fund ceased the identification and funding of new loans):

		Outstanding Principal		Outstanding Funding Commitment		Weighted Average Interest Rate		Average Loan Term Months
Modification	# of Loans	Pre- Modification	Post- Modification	Pre- Modification	Post- Modification	Pre- Modification	Post- Modification	Pre- Modification	Post- Modification
			(dollar amounts in thousands)
Q4 2008	4	$81,802	$89,045	$5,296	$5,296	13.78%	13.71%	11.3	17.0
Ql 2009	5	59,228	64,785	14,328	14,328	11.52%	8.57%	9.2	19.0
Q2 2009	3	51,103	52,412	2,093	1,241	11.72%	12.10%	10.0	19.0
Q3 2009	7	114,421	117,244	7,134	4,908	10.23%	8.63%	13.3	29.3
Q4 2009	3	15,554	15,927	916	328	11.96%	11.72%	11.3	15.3
Totals	22	$322,108	$339,413	$29,767	$26,101

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

The volatility of the real estate markets beginning in the fourth quarter of 2008 provided an indication of possible impairment as described under applicable accounting guidance. Accordingly, the Manager performed a test for impairment as of December 31, 2008 by comparing the undiscounted net cash flows for each real estate owned asset held for investment to its respective carrying amount. Based on changes in the Manager’s disposition strategy with respect to certain real estate owned assets, the resulting changes in estimated undiscounted cash flows, and considering the on-going volatility of the real estate markets throughout 2009, the Manager determined that it was necessary to perform additional tests for impairment on its portfolio of real estate owned assets held for development as of September 30, 2009.

In estimating the amount of undiscounted cash flows for real estate owned assets held for development, the Manager determines the level of additional development the Fund expects to undertake for each project, as follows:

•
Certain projects are expected to have minimal development activity, but rather are expected to require maintenance activity only until a decision is made to sell the asset. The undiscounted cash flow from these projects is based on current comparable sales for the asset in its current condition, less costs to sell, and less holding costs, which are generally minimal for a relatively short holding period.

•
Other projects are expected to be developed more extensively to maximize the proceeds from the disposition of such assets. The undiscounted cash flow from these projects is based on a build-out scenario that considers both the cash inflows and the cash outflows over the duration of the project. The following summarizes the principal assumptions utilized by the Manager to determine undiscounted cash flows for these projects:

•
For collateral to be developed, the initial unit sales price utilized was based on local market conditions, comparable prices from current pricing utilizing observable and unobservable data points and other information, subject to periodic price increases ranging from 0% to 6% over the projected absorption (i.e, sell-out period). Absorption periods ranged from three to ten years, with development projected to commence intermittently, as the market recovers and projected demand develops. The Manager considered this a fair exchange price in an orderly transaction between market participants to sell the asset, assuming its highest and best use as determined by the Manager, in the primary or most advantageous market for the asset.

•
For collateral to be developed, the additional development costs, operating, maintenance and selling cost assumptions the Manager made were based on observable and unobservable cost estimates obtained from a cross-section of industry experts and market participants. The estimated development and holding costs required to achieve the gross undiscounted cash flows upon disposition of the related assets range from $200 to $24,900 on an individual property basis, and total $115,940 in the aggregate, over the three to ten year build and sell-out period noted above.

•
For collateral consisting of partially complete or finished lots, development costs, operating and selling cost assumptions made by the Manager were based on observable and unobservable cost estimates obtained from a cross-section of industry experts and market participants.

•
For collateral whose development is complete or nearly complete and that are expected to be leased initially to allow for stabilization of market prices before being sold, the Manager utilized operating revenue and costs for comparable projects using current operating data obtained by the Manager. Based upon an assumed stabilization of applicable real estate markets, the Manager utilized unit sales prices comparable to historical pricing.

In the absence of available financing, the Manager’s estimates of undiscounted cash flows assumed that the Fund would pay development costs from the disposition of current assets or the raising of additional capital. However, the level of planned development for the Fund’s individual properties is dependent on several factors, including the current entitlement status of such properties, the cost to develop such properties, the ability to recover development costs, competitive conditions and other factors. Generally, vacant, unentitled land is being held for future sale to an investor or developer with no planned development expenditures by the Fund. Such land is not planned for further development unless or until the Manager locates a suitable developer with whom the Fund can possibly develop the project under a joint venture arrangement. Alternatively, the Manager may choose to further develop fully or partially entitled land to maximize interest to developers and the Fund’s return on investment.

One of the Fund’s real estate owned assets held for development consists of a partially leased medical office building. The Fund has secured financing to complete tenant improvements on available lease space. The Manager estimates this will cost approximately $2 million. In addition, two properties held for sale consist of near fully developed multifamily residential complexes that require approximately $1 million in remaining development costs. For other projects, the Manager continues to consider alternative uses for certain properties such as, among others, billboard signage for properties with highway exposure, possible sale of credit for transfers to federal wetland conservancy, potential transferable water rights and other potential uses.

If the Manager elects to change the disposition strategy for the Fund’s real estate owned assets held for development, and such assets were deemed to be held for sale, the Fund would likely record additional impairment charges, and the amounts could be significant.

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