Form 10-Q
period 2010-06-30
IMH Financial Corp
filed 2010-08-23
CIK 1397403

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended June 30, 2010

or
☐ Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______ to _______

Commission File number 000-52611

IMH FINANCIAL CORPORATION
(Name of registrant as specified in its charter)

Delaware	27-1537126
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

4900 N. Scottsdale Rd #5000
Scottsdale, Arizona, 85251
(Address of principal executive offices)

(480) 840-8400
(Issuer’s telephone number)

IMH SECURED LOAN FUND, LLC
(Former name, former address and former fiscal year, if changed since last report)

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

The registrant had 3,811,342 Shares of Class B-1 Common Stock, 3,811,342 shares of Class B-2 Common Stock, 7,721,055 shares of Class B-3 Common Stock, 627,579 shares of Class B-4 Common Stock and 838,448 shares of Class C Common Stock, which were collectively convertible into 16,809,766 outstanding common shares as of August 13, 2010.  The Class B and Class C common stock of IMH Financial Corporation was exchanged for the membership interests of IMH Secured Loan Fund, LLC as a result of the conversion of IMH Secured Loan Fund, LLC into IMH Financial Corporation and is deemed registered pursuant to Section 12 of the Securities Exchange Act of 1934 under Rule 12g-3.

IMH FINANCIAL CORPORATION
QUARTERLY REPORT ON FORM 10-Q
INDEX

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

IMH FINANCIAL COPORATION
(formerly known as IMH Secured Loan Fund, LLC)
Consolidated Balance Sheets
(In thousands, except unit and share data)

	December 31,	June 30,
	2009	2010
		(unaudited)
ASSETS
Cash and Cash Equivalents	$963	$3,537
Mortgage Loans:
Mortgage Loan Note Obligations	554,848	-
Less Undisbursed Portion of Loans-in-process and Interest Reserves	(15,975)	-
Principal Outstanding Held for Investment	538,873	-
Less Allowance for Credit Loss	(328,060)	-
Mortgage Loans Held for Investment, Net	210,813	-
Mortgage Loans Held for Sale, Net	3,207	167,620
Mortgage Loans, Net	214,020	167,620
Accrued Interest and Other Receivables	15,751	13,632
Real Estate Acquired through Foreclosure Held for Sale, Net	12,082	45,083
Real Estate Held for Development, Net:
Acquired through Foreclosure	84,804	60,348
Purchased for Investment	7,345	-
Real Estate Held for Development, Net	92,149	60,348
Deposits and Other Assets	1,464	5,486
Advances to Fund Manager	1,367	-
Property and Equipment, Net	-	1,710

Total Assets	$337,796	$297,416

LIABILITIES
Accounts Payable and Accrued Expenses	$6,582	$8,331
Payables to Fund Manager	3,342	-
Notes Payable	4,182	15,381
Borrowings from Fund Manager	1,608	-
Unearned Income and Other Funds Held	214	231
Total Liabilities	15,928	23,943
Commitments and Contingent Liabilities
OWNERS' EQUITY
Common stock, $.01 par value; 200,000,000 shares authorized; 16,809,766 shares outstanding at June 30, 2010	-	168
Preferred stock, $.01 par value; 100,000,000 shares authorized; none outstanding	-	-
Additional Paid in Capital	-	726,866
Accumulated Deficit	(408,515)	(453,561)
Members' Equity - $10,000 per unit stated value, authorized units set at discretion of the Manager - 73,038 units issued and outstanding at December 31, 2009. No units outstanding at June 30, 2010	730,383	-
Total Owners' Equity	321,868	273,473

Total Liabilities and Owners' Equity	$337,796	$297,416

The accompanying notes are an integral part of these statements

IMH FINANCIAL CORPORATION
(formerly known as IMH Secured Loan Fund, LLC)
Consolidated Statements of Operations
(In thousands, except share and per share data)

	Six Months Ended June 30,		Three Months Ended June 30,
	2009	2010	2009	2010
	(Unaudited)		(Unaudited)
REVENUE:
Mortgage Loan Income	$17,559	$956	$5,621	$434
Rental Income	-	833	-	424
Investment and Other Income	36	153	-	77

Total Revenue	17,595	1,942	5,621	935

COSTS AND EXPENSES:
Operating Expenses for Real Estate Owned	1,340	2,547	1,126	1,020
Professional Fees	1,188	2,755	880	1,356
Management Fees	419	109	170	45
Default and Related Expenses	328	360	202	154
General and Administrative Expenses	-	209	-	209
Loss on Disposal of Real Estate	-	1,000	-	1,000
Interest Expense:
Borrowings from Fund Manager	103	39	103	12
Borrowings on Notes Payable	-	801	-	584
Depreciation and Amortization Expense	-	633	-	214
Total Operating Expenses	3,378	8,453	2,481	4,594

Provision for Credit Losses	-	27,550	-	27,550
Impairment of Assets	-	10,985	-	10,985
Total Provisions and Charges	-	38,535	-	38,535
Total Costs and Expenses	3,378	46,988	2,481	43,129
Earnings (Loss) Before Income Taxes	$14,217	$(45,046)	$3,140	$(42,194)

Provision for Income Taxes	-	-	-	-
NET EARNINGS (LOSS)	$14,217	$(45,046)	$3,140	$(42,194)

Pro Forma Net Earnings (Loss) per Share	$0.88	$(2.79)	$0.20	$(2.61)
Pro Forma Weighted Average Common Shares Outstanding	16,093,487	16,141,239	16,093,487	16,188,991

The accompanying notes are an integral part of these statements

IMH FINANCIAL CORPORATION
(formerly known as IMH Secured Loan Fund, LLC)
Consolidated Statements of Owners’ Equity
Six Months Ended June 30, 2010
(Unaudited)
(In thousands, except unit and share data)

	IMH Financial Corp			IMH Secured Loan Fund			Total
	Common Stock			Members' Capital		Accumulated	Owners'
	Shares	Amount	Paid-in Capital	Units	Capital	Deficit	Equity

Balances at December 31, 2009	-	$-	$-	73,038	$730,383	$(408,515)	$321,868

Conversion of Member Units to Common Shares	16,093,487	161	730,222	(73,038)	(730,383)	-	-
Common Shares issued for Acquistion of Manager	716,279	7	(3,356)	-	-	-	(3,349)
Net Loss - Six Months Ended June 30, 2010	-	-	-	-	-	(45,046)	(45,046)

Balances at June 30, 2010	16,809,766	$168	$726,866	-	$-	$(453,561)	$273,473

The accompanying notes are an integral part of these statements

IMH FINANCIAL CORPORATION
(formerly known as IMH Secured Loan Fund, LLC)
Consolidated Statements of Cash Flows
Six Months Ended June 30, 2010
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2009	2010
CASH FLOWS - OPERATING ACTIVITIES
Net Earnings (Loss)	$14,217	$(45,046)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Provision for Credit Losses	-	27,550
Impairment of Assets	-	10,985
Loss on Disposal of Real Estate	-	1,000
Depreciation and Amortization Expense	-	633
Imputed interest on Notes Payable	-	257
Increase (decrease) in cash resulting from changes in:
Due from/to Fund Manager	1,413	(3,002)
Due from/to Strategic Wealth & Income Fund, LLC	-	(7)
Accrued Interest Receivable	(3,195)	921
Deposits and Other Assets	(332)	(3,847)
Other Payables and Accrued Liabilities	-	1,363
Unearned Income and Other Funds Helds	217	17
Net cash provided by (used in) operating activities	12,320	(9,176)

CASH FLOWS - INVESTING ACTIVITIES
Proceeds from Sale of Real Estate Owned	459	2,918
Acquisition of Manager, Net of Cash Acquired	-	(3,299)
Mortgage Loans Fundings	(21,912)	(2,684)
Mortgage Loan Repayments	1,481	6,189
Investment in Real Estate Held for Development	(1,848)	(265)
Net cash provided by (used in) investing activities	(21,820)	2,859

CASH FLOWS - FINANCING ACTIVITIES
Proceeds from Borrowings from Manager	6,000	-
Repayments of Borrowings from Manager	(166)	(1,608)
Proceeds from Notes Payable	-	12,740
Repayments of Notes Payable	-	(2,241)
Members' Distributions	(16,669)	-
Net cash provided by (used in) financing activities	(10,835)	8,891

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(20,335)	2,574

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	23,815	963

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,480	$3,537

SUPPLEMENTAL CASH FLOW INFORMATION
Interest Paid	$103	$400
Acquistion of Real Estate Held for Resale through Foreclosure of Note Receivable	$10,090	$15,345

The accompanying notes are an integral part of these statements

IMH FINANCIAL CORPORATION
(formerly known as IMH Secured Loan Fund, LLC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)
(In thousands except unit and share data)

NOTE 1- COMPANY DESCRIPTION, BASIS OF PRESENTATION AND LIQUIDITY

IMH Financial Corporation, or the Company, a corporation incorporated under the laws of the State of Delaware, was formed from the conversion of IMH Secured Loan Fund, LLC, or the Fund, a Delaware limited liability company, on June 18, 2010. The conversion was effected following a consent solicitation process pursuant to which approval was obtained from a majority of the members of the Fund to effect the Conversion Transactions and involved (i) the conversion of the Fund from a Delaware limited liability company into a Delaware corporation named IMH Financial Corporation, and (ii) the acquisition by the Company of all of the outstanding shares of the manager of the Fund Investors Mortgage Holdings Inc., or the Manager, as well as all of the outstanding membership interests of a related entity, IMH Holdings LLC, or Holdings on June 18, 2010. References to “we” or “our” refer to the Company.

The Company’s primary business is to originate, purchase or otherwise acquire commercial mortgage loans with maturities of generally eighteen months or less that are secured by first deeds of trust (herein referred to as mortgage loans) on real property located throughout the United States of America. Such loans are originated, purchased or acquired with the intent to sell or participate the loans.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of IMH Financial Corporation and its wholly-owned subsidiaries, many of which were established in connection with the acquisition of real estate either through foreclosure or purchase. All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with Accounting Principles Generally Accepted in the United States of America, or GAAP, consistent in all material respects with those applied in its consolidated financial statements included in its Annual Report on Form 10-K/A for the fiscal year ended December 31, 2009; except that these financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. Such interim financial information is unaudited but reflects all adjustments that in the judgment, of the management of the Company, are necessary for the fair presentation of the interim periods presented. Interim results are not necessarily indicative of results for a full year. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and footnotes included in its Annual Report on Form 10-K/A for the fiscal year ended December 31, 2009.

Liquidity

As of June 30, 2010, the Company’s accumulated deficit aggregated $453,561 as a direct result of provisions for credit losses and impairment charges relating to the change in the fair value of the collateral securing the Company’s loan portfolio and the fair value of real estate owned assets primarily acquired through foreclosure in prior years. During the six months ended June 30, 2010, the Company’s total cash increased by $2,574 as a result of proceeds received from financing obtained as well as from the sale of certain assets. At June 30, 2010, the Company had cash and cash equivalents of $3,537 and undisbursed loans-in-process and interest reserves funding estimates totaling $15,946. As a result of the erosion of the U.S. and global credit markets, the Company continues to experience loan defaults and foreclosures on the mortgage loans it holds in its portfolio. In addition, the Company has found it necessary to modify certain loans, which modifications have resulted in extended maturities of two years or longer, and believes it may need to modify additional loans in an effort to, among other things, protect the Company’s collateral.

IMH FINANCIAL CORPORATION
(formerly known as IMH Secured Loan Fund, LLC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)
(In thousands except unit and share data)

NOTE 1- COMPANY DESCRIPTION, BASIS OF PRESENTATION AND LIQUIDITY - (continued)

The Company’s liquidity plan includes obtaining additional financing, selling whole loans or participating interests in loans and selling certain real estate assets it holds. As of June 30, 2010, the Company’s entire loan portfolio with carrying values of $167,620, net of valuation allowance of $349,518 are held for sale. In addition, as of June 30, 2010, eight real estate owned projects with a carrying value totaling $45,083 are being actively marketed for sale. Accordingly, these real estate owned assets are reflected as held for sale in the accompanying consolidated balance sheets.

Also, during the six months ended June 30, 2010, the Company secured third party financing from lenders with a total borrowing capacity of $15,500 for the purpose of funding anticipated development costs for real estate owned, remaining loan obligations, settlement of conversion transaction liabilities and working capital needs, of which $10,500 was outstanding as of June 30, 2010. In addition, the Company is currently in negotiations with a third party lender to secure additional debt to fund operations and to satisfy short-term obligations that are due within the next twelve months. Management also continues to evaluate the Company’s existing outstanding loan obligations to ascertain the necessary funding amounts and timing for each loan, and to determine potential reductions in, or cessation of, funding commitments for loans in default or to find alternative sources for such fundings. This analysis is on-going, although the results are not expected to materially affect our current estimate of outstanding loan commitments presented in the accompanying financial statements.

Given the current state of the real estate and credit markets, we believe the realization of full recovery of the Company’s cost basis in its assets is unlikely to occur in a reasonable time frame and may not occur at all, and we may be required to liquidate portions of the Company’s assets for liquidity purposes at a price significantly below the initial cost basis or potentially below current carrying values. If we are not able to liquidate a sufficient portion of our assets or access credit under the credit facility currently under negotiation, there may be substantial doubt about our ability to continue as a going concern. Nevertheless, we believe that our cash and cash equivalents, coupled with liquidity derived from the credit facility currently under negotiation and the disposition of certain of the loans and real estate held for sale, will allow us to fund current operations over the next 12 months.

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES

Loans Held for Sale

Loans that we intend to sell, subsequent to origination or acquisition, are classified as loans held for sale, net of any applicable valuation allowance. Loans classified as held for sale are generally subject to a specific marketing strategy or a plan of sale.

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

Loan Origination, Processing and Modification Fees

Fees for loan originations, processing and modifications, net of direct origination costs, are deferred at origination and amortized as an adjustment to mortgage loan interest income over the contractual term of the related loan. Non-refundable commitment fees are recognized as revenue when received. Generally all brokerage activity is administered through independent title companies.

Management Fees

The Company, through a wholly owned subsidiary, earns revenues for services rendered in connection with our management of the Strategic Wealth & Income Fund, or SWI Fund. Such revenues include asset management fees, organization fees, acquisition fees and origination fees. These fees are recorded when earned in accordance with the management agreement. The Company is also entitled to allocated earnings from SWI Fund when SWI Fund exceeds certain performance objectives, as defined in the operating agreement.

IMH FINANCIAL CORPORATION
(formerly known as IMH Secured Loan Fund, LLC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)
(In thousands except unit and share data)

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES – (continued)

Property and Equipment

Property and equipment are recorded at historical cost and are depreciated using the straight-line method over the shorter of the estimated useful lives of the related assets or the expected lease term. Expenditures for repairs and maintenance are charged to expense as incurred. For items that are disposed, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the statements of operations.

Internally Developed Software

The Company owns certain proprietary software for use in its business. The Company capitalizes costs incurred during the application development stage, which include costs to design the software configuration and interfaces, coding, installation, and testing. Costs incurred during the preliminary project along with post-implementation stages of internal use software are expensed as incurred. Capitalized development costs are amortized over various periods up to five years. Costs incurred to maintain existing software applications are expensed as incurred.

Stock-Based Compensation

The 2010 IMH Financial Corporation Employee Stock Incentive Plan provides for awards of stock options, stock appreciation rights, restricted stock units and other performance based awards to our officers, employees, directors and certain consultants. The maximum number of shares of common stock that may be issued under such awards shall not exceed 1,200,000 common shares (subject to increase to 1,800,000 shares in the event of an initial public offering). We measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. No awards have been granted under this plan as of June 30, 2010.

401(k) Plan

The Company has a defined contribution plan, for the benefit of all eligible employees under the provision of Section 401(k) of the U.S. Internal Revenue Code. The 401(k) plan allows the Company to make discretionary contributions based upon the participants’ wages in accordance with the approved Plan document.

Income Taxes

The Company recognizes deferred tax assets and liabilities and records a deferred income tax (benefit) provision when there are differences between assets and liabilities measured for financial reporting and for income tax purposes. The Company regularly reviews its deferred tax assets to assess their potential realization and establishes a valuation allowance for such assets when the Company believes it is more likely than not that some portion of the deferred tax asset will not be realized. Generally, any change in the valuation allowance is recorded in income tax expense. Income tax expense includes (i) deferred tax expense, which generally represents the net change in the deferred tax asset or liability balance during the year plus any change in the valuation allowance and (ii) current tax expense, which represents the amount of taxes currently payable to or receivable from a taxing authority plus amounts accrued for income tax contingencies (including both penalties and interest). Income tax expense excludes the tax effects related to adjustments recorded to accumulated other comprehensive income (loss) as well as the tax effects of cumulative effects of changes in accounting principles.

IMH FINANCIAL CORPORATION
(formerly known as IMH Secured Loan Fund, LLC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)
(In thousands except unit and share data)

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES – (continued)

In evaluating the ability to recover our deferred tax assets, the Company considers available positive and negative evidence regarding the ultimate realizability of our deferred tax assets including past operating results and our forecast of future taxable income. In addition, general uncertainty surrounding the future economic and business conditions have increased the likelihood of volatility in our future earnings. The Company has recorded a valuation allowance against its net deferred tax assets.

Prior to consummation of the conversion of the Company, because the Fund was a partnership for tax purposes, no income taxes were paid by the Fund. Instead, the members separately paid tax on their pro rata shares of the Fund’s income, deductions, losses and credits and members could elect to either reinvest or receive cash distributions from the Fund. Whether received in cash or reinvested, members were individually responsible to pay their respective income taxes on income allocated to them in respect of the period prior to the conversion.

Use of Estimates

We have made a number of estimates and assumptions with respect to the reporting of assets and liabilities and the disclosure of contingencies at the date of the consolidated financial statements and the reported amounts of income and expenses during the reporting period, in accordance with GAAP. Accordingly, actual results could differ from those estimates. Such estimates primarily include the allowance for credit loss, valuation allowance for loans held for sale, valuation estimates for real estate owned and the accretable amount and timing of interest revenue for loans purchased at a discount.

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

In February 2010, the FASB issued new accounting guidance which defers the effective date of the amendments to the consolidation requirements for a reporting entity’s interest in entities (1) that have all of the attributes of an investment company, as specified in Topic 946, Financial Services—Investment Companies, or (2) for which it is industry practice to apply measurement principles for financial reporting that are consistent with those in Topic 946. The deferral does not apply to:

•
A reporting entity’s interest in an entity if the reporting entity and its related parties have an explicit or implicit obligation to losses of the entity that could potentially be significant to the entity. This condition should be evaluated considering the legal structure of the reporting entity’s interest, the purpose and design of the entity, and any guarantees provided by the reporting entity’s related parties.

•	Interests in securitization entities, asset-backed financing entities, or entities formerly considered the "qualified special-purpose entities"(QSPEs).

This accounting guidance is expected to most significantly affect reporting entities in the investment management industry, but may also affect reporting entities with interests in entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds.

IMH FINANCIAL CORPORATION
(formerly known as IMH Secured Loan Fund, LLC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)
(In thousands except unit and share data)

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES – (continued)

We adopted the provisions of this accounting guidance as of January 2010. The implementation of this standard did not have a material impact on our consolidated financial statements.

On July 21, 2010, the FASB issued new accounting guidance which will require companies to provide extensive new disaggregated disclosures about the credit quality of their financing receivables and the allowance for credit losses. The objective of the expanded disclosure is to provide greater transparency about (1) the nature of credit risk inherent in an entity’s financing receivables, (2) how the entity analyzes that risk in estimating its allowance for credit losses, and (3) the changes in the allowance for credit losses as well as the reasons for those changes.

The guidance will require a company to disaggregate new and existing disclosures based on how it develops its allowance for credit losses and how it manages credit exposures. Such disclosures are required to be presented by class of financing receivable or by portfolio segment, as defined terms.

For public companies, the amendments that require disclosures as of the end of a reporting period (e.g., credit quality information and impaired loan information) are effective for both annual and interim periods ending on or after December 15, 2010. The amendments that require disclosures about activity that occurs during a reporting period (e.g., the allowance rollforward and modification disclosures) are effective for interim or annual periods beginning on or after December 15, 2010. We will continue to monitor the effects from the implementation of this guidance on the Company’s financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants and the SEC did not, or are not expected to, have a material effect on the Company’s results of operations or financial position.

Reclassifications

Certain 2009 amounts have been reclassified to conform to the 2010 financial statement presentation.

NOTE 3 – THE CONVERSION TRANSACTIONS

On June 18, 2010, the Company consummated a series of transactions known as the Conversion Transactions which involved (i) the conversion of the Fund from a Delaware limited liability company into a newly- formed Delaware corporation named IMH Financial Corporation, and (ii) the acquisition by the Company of all of the outstanding shares of the Manager, and all of the outstanding membership interests of Holdings. In exchange for their ownership interest, the previous owners of the Manager and Holdings, as well as certain participants in the Manager’s stock appreciation rights plan, agreed to receive an aggregate of 895,750 shares of Class B-3 and B-4 common stock in the Company. Under the terms of the Conversion Transaction, the aggregate number of shares issuable to the owners of Manager and Holdings was reduced by one share for each $20 of the net loss incurred by the Manager and Holdings from January 1, 2010 through the acquisition date of June 18. Based on a net loss through the date of acquisition of $3,531, the shares issued to the owners of Manager and Holdings was reduced pro rata by 176,554 shares. Additionally, the previous owners received a distribution in June 2010 totaling $4,000 based on the December 31, 2009 equity of the Manager.

IMH FINANCIAL CORPORATION
(formerly known as IMH Secured Loan Fund, LLC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)
(In thousands except unit and share data)

NOTE 3 – THE CONVERSION TRANSACTIONS – (continued)

Final shares issued for the purchase of the Manager and Holdings were computed as follows:

	Class B-3 Shares	Class B-4 Shares	Total Shares
Shares to be issued for purchase of Manager and Holdings	114,107	781,643	895,750
Less: reduction in shares for Manager and Holdings net loss	(22,490)	(154,064)	(176,554)
Less: shares withheld for SARs tax withholdings	(2,917)	-	(2,917)
Final shares issued for purchase of Manager and Holdings	88,700	627,579	716,279

For accounting purposes, the Conversion Transactions were simultaneously treated as a recapitalization of the Fund into IMH Financial Corporation and IMH Financial Corporation’s acquisition of all of the ownership interests in the Manager and Holdings. Recapitalization of membership units of the Fund into common stock of IMH Financial Corporation had no accounting effect except for the requirement to record deferred taxes on the date of change in tax status from a pass through entity to a taxable entity (see Note 10). The Conversion Transactions also terminated the Manager’s pass through tax status and it became a taxable entity resulting in the requirement to record deferred taxes on the date of change in tax status. Upon the exchange of common stock of IMH Financial Corporation for all of the ownership interest in the Manager and Holdings, IMH Financial Corporation included the assets and liabilities of Manager and Holdings in its financial statements at their carryover basis. The acquisition of the Manager and Holdings was effected in order to, among other things, align the interests of management and stockholders of the Company.

In connection with the Manager’s adoption of applicable accounting guidance, the Manager was required to consolidate the Fund effective January 1, 2010. With the adoption of the applicable accounting guidance, the Fund and the Manager were one reporting entity subsequent to January 1, 2010, and the Company and the Manager remain one reporting entity after the completion of the Conversion Transactions. As a result, the exchange of common stock of the Company for all of the ownership interests in the Manager and Holdings is not considered a business combination resulting in a new basis of the assets obtained and liabilities assumed. Instead such assets and liabilities were recorded at the Manager’s and Holding’s carryover basis.

The Manager contributed approximately $55 to revenue and ($172) to pre-tax net loss for the period from June 18, 2010 (the effective date of acquisition) through June 30, 2010.

The following table presents unaudited pro forma revenue and net income (loss) for the six months ended June 30, 2010 (assuming the acquisition of the Manager occurred January 1, 2010) and June 30, 2009 (assuming the acquisition of the Manager occurred January 1, 2009). The pro forma financial information presented in the following table is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the earliest period presented, nor does it intend to be a projection of future results.

	Pro Forma Six	Pro Forma Six
	Months Ended	Months Ended
	June 30, 2009	June 30, 2010

Revenue	$22,140	$2,202

Net earnings (loss)	$13,449	$(48,578)

IMH FINANCIAL CORPORATION
(formerly known as IMH Secured Loan Fund, LLC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)
(In thousands except unit and share data)

NOTE 3 – THE CONVERSION TRANSACTIONS – (continued)

The following table summarizes the assets acquired and liabilities assumed recorded at the Manager’s carrying value at the acquisition date:

As of June 18, 2010
Cash and Cash Equivalents	$422
Accrued Interest and Other Receivables	50
Real Estate Held for Sale	39
Deposits and Other Assets	291
Property and Equipment	1,727
Accounts Payable and Accrued Expenses	(1,138)
Notes Payable	(443)
Payable to Fund	(810)
Total Identifiable Net Assets at June 18, 2010	138
Less: Distribution to Owners of Manager and Holdings	(3,721)
Add: Settlement of Obligation with SARs Participants	234
Conversion Transaction impact to Stockholders' Equity	$(3,349)

Prior to June 18, 2010, the Manager distributed $279 to the owners of Manager and Holdings. This distribution plus the $3,721 distribution reflected in the preceding table is equal to the $4,000 distribution due to the owners of Manager and Holdings based on the December 31, 2009 equity balance.

NOTE 4 – MORTGAGE LOANS, LOAN PARTICIPATIONS AND LOAN SALES

Loan Classification

In connection with consummation of the Conversion Transactions, the Company revised its business strategy from one in which loans are originated with the intent of holding such loans through maturity to a business strategy in which the Company is in the active trade or business of originating such loans for sale or participation. Accordingly, as of June 30, 2010, the entire loan portfolio is reflected as held for sale in the accompanying consolidated balance sheets.

Loan Interest Rates

We purchase and originate both fixed and variable interest rate loans. All variable interest rate loans are indexed to the Wall Street Journal Prime Interest Rate (“Prime”), substantially all of which are subject to interest rate floors. While a substantial portion of our portfolio loans are in default or non-accrual status, a summary of our outstanding principal balances on our portfolio loans (including non-accrual loans), net of the allowance for credit loss and valuation allowance, as of December 31, 2009 and June 30, 2010, respectively, is provided by the contractual loan terms for fixed and variable interest rate loans as follows:

IMH FINANCIAL CORPORATION
(formerly known as IMH Secured Loan Fund, LLC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)
(In thousands except unit and share data)

NOTE 4 – MORTGAGE LOANS, LOAN PARTICIPATIONS AND LOAN SALES – (continued)

	December 31, 2009			June 30, 2010
	Fixed	Variable	Total	Fixed	Variable	Total
	Rate	Rate	Loan	Rate	Rate	Loan
	Loans	Loans	Portfolio	Loans	Loans	Portfolio

Total Principal Outstanding	$274,263	$270,185	$544,448	$274,792	$242,346	$517,138
Less Allowance for Credit Loss / Valuation Allowance			(330,428)			(349,518)
Net Principal Outstanding			$214,020			$167,620
% of Portfolio	50.4%	49.6%	100.0%	53.1%	46.9%	100.0%
Weighted Average Rate	9.84%	12.88%	11.34%	9.82%	12.99%	11.31%
Number of Loans	23	32	55	22	25	47
Average Principal Balance	$11,924	$8,443	$9,899	$12,491	$9,694	$11,003

As of December 31, 2009 and June 30, 2010, respectively, the weighted average contractual interest rates on our variable rate loans (including loans in non-accrual status) was Prime plus 9.63% and Prime plus 9.74%, respectively. The Prime rate was 3.25% per annum at December 31, 2009 and June 30, 2010.

As of June 30, 2010, the valuation allowance totaled $349,518 (all of which relates to mortgage loans held for sale), representing 67.6% of the total loan portfolio principal balances. As of December 31, 2009, the allowance for credit loss totaled $330,428 (of which $328,060 relates to mortgage loans held to maturity and $2,368 relates to mortgage loans held for sale), representing 60.7% of the total loan portfolio principal balances.

Loan Maturities and Loans in Default

The outstanding principal balances of our mortgage loans, net of the valuation allowance, as of June 30, 2010, have scheduled maturity dates within the next several quarters, as follows:

June 30, 2010
Quarter	Amount	Percent	#
Matured	$323,027	62.5%	28
Q3 2010	56,069	10.8%	10
Q4 2010	5,041	1.0%	1
Q1 2011	1,618	0.3%	1
Q2 2011	955	0.2%	2
Q4 2011	32,475	6.3%	3
Q3 2012	97,953	18.9%	2
Total	517,138	100.0%	47
Less: Valuation Allowance	(349,518)

Net Carrying Value	$167,620

IMH FINANCIAL CORPORATION
(formerly known as IMH Secured Loan Fund, LLC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)
(In thousands except unit and share data)

NOTE 4 – MORTGAGE LOANS, LOAN PARTICIPATIONS AND LOAN SALES – (continued)

Loans in Default

At December 31, 2009, 50 of our 55 loans with outstanding principal balances totaling $531,999 were in default, of which 34 with outstanding principal balances totaling $347,135 were past their respective scheduled maturity dates, and the remaining 16 loans were in default as a result of delinquency on outstanding interest payments or have been deemed non-performing based on value of the underlying collateral in relation to the respective carrying value of the loan. At June 30, 2010, 44 of our 47 loans with outstanding principal balances totaling $514,564 were in default, of which 28 with outstanding principal balances totaling $323,027 were past their respective scheduled maturity dates, and the remaining 16 loans were in default as a result of delinquency on outstanding interest payments or have been deemed non-performing based on value of the underlying collateral in relation to the respective carrying value of the loan. In light of current economic conditions and in the absence of a recovery of the credit markets, it is anticipated that many, if not most, loans with scheduled maturities within one year will not be paid off at the scheduled maturity.

The Company is exercising lender’s remedies which could lead to its foreclosure upon 14 of the 44 loans in default at June 30, 2010. The Company anticipates that similar actions will be taken on an additional seven loans in our portfolio. With respect to the 21 loans upon which we are exercising lender’s remedies, we expect to complete the foreclosure process on the majority of such loans during the last two quarters of 2010.

Fourteen loans that are in non-accrual status relate to three borrowing groups and are not in technical default under the loan terms. However, due to the value of the underlying collateral for these collateral-based loans, we have deemed it appropriate to place these loans in non-accrual status. Also, three of the loans in default status relate to a borrowing group which is currently in bankruptcy. We are continuing to monitor the status of the bankruptcy case in relation to our collateral and have placed these loans in non-accrual status due to the value of the underlying collateral for these collateral-based loans. However, we have not commenced enforcement action on these loans as of June 30, 2010.

We are continuing to work with the borrowers with respect to the remaining six loans in default in order to seek to maintain the entitlements on such projects and, thus, the value of our existing collateral. However, such negotiations may result in a payoff in an amount that is below our loan principal and accrued interest, and that discounted payoff may be materially less than the contractual principal and interest due. Generally, the valuation allowance contemplates the potential loss that may occur as a result of a payoff of the loan at less than its contractual balance due. We are considering our preferred course of action with respect to all remaining loans. However, we have not commenced enforcement action on these other loans thus far.

At June 30, 2010, 43 of the 44 loans in default were in non-accrual status and had outstanding principal balances totaling $513,447. Total contractual interest due under the loans classified in non-accrual status was $38,099, of which $9,975 is included in accrued interest receivable on the balance sheet and $28,124 has not been recognized as income by the Company. The remaining one loan in default had an outstanding principal balance of $1,117, with accrued interest due totaling $24, which is included in accrued interest receivable on the consolidated balance sheet. Excluding loans whose maturity has not been reached as of June 30, 2010, loans in default were past their scheduled maturities by between 122 and 965 days as of June 30, 2010.

IMH FINANCIAL CORPORATION
(formerly known as IMH Secured Loan Fund, LLC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)
(In thousands except unit and share data)

NOTE 4 – MORTGAGE LOANS, LOAN PARTICIPATIONS AND LOAN SALES – (continued)

The geographic concentration of loans in default at December 31, 2009 and June 30, 2010 is as follows:

	December 31, 2009
	Percent of Outstanding Principal	#	Outstanding Principal	Allowance for Credit Loss	Net Carrying Amount	Accrued Interest	Non-Accrued Note Interest	Total
Arizona	52.3%	23	$278,306	$(162,282)	$116,024	$5,362	$13,723	$135,109
Idaho	9.3%	2	49,594	(38,981)	10,613	1,948	5,993	18,554
California	33.8%	19	179,773	(120,829)	58,944	3,959	18,349	81,252
Texas	2.1%	3	11,102	(4,272)	6,830	427	1,170	8,427
Nevada	1.5%	1	7,984	(2,613)	5,371	319	957	6,647
New Mexico	1.0%	2	5,240	(1,094)	4,146	-	586	4,732
	100.0%	50	$531,999	$(330,071)	$201,928	$12,015	$40,778	$254,721

	June 30, 2010
	Percent of						Non-Accrued
	Outstanding		Outstanding	Valuation	Net Carrying	Accrued	Note
	Principal	#	Principal	Allowance	Amount	Interest	Interest	Total
Arizona	54.8%	23	$281,950	$(171,210)	$110,740	$4,031	$12,909	$127,680
Idaho	9.6%	2	49,598	(43,337)	6,261	1,948	2,989	11,198
California	34.8%	18	178,831	(132,971)	45,860	4,020	11,978	61,858
New Mexico	0.8%	1	4,185	(2,000)	2,185	-	248	2,433
	100.0%	44	$514,564	$(349,518</t d> )	$165,046	$9,999	$28,124	$203,169

The concentration of loans in default by loan classification as of June 30, 2010 is as follows:

							Non-
	Percent of						Accrued
	Outstanding		Outstanding	Valuation	Net Carrying	Accrued	Note
	Principal	#	Principal	Allowance	Amount	Interest	Interest	Total
Pre-entitled Land	38.6%	10	$198,483	$(163,483)	$35,000	$6,386	$12,554	$53,940
Entitled Land	40.2%	21	206,926	(151,318)	55,608	4,154	10,999	70,761
Construction	21.2%	13	109,155	(34,717)	74,438	(541)	4,571	78,468
	100.0%	44	$514,564	$(349,518)	$165,046	$9,999	$28,124	$203,169

With respect to our loans in default at December 31, 2009, 50% of the loan principal balances related to residential end-use projects, 33% related to mixed-use projects, and 17% related to commercial and industrial projects. With respect to our loans in default at June 30, 2010, 52% of the loan principal balances related to residential end-use projects, 33% related to mixed-use projects, and 15% related to commercial and industrial projects.

Other than as discussed in the foregoing paragraphs, the three remaining performing loans in our portfolio with principal balances totaling $2,574 at June 30, 2010 were current as to principal and interest payments.

IMH FINANCIAL CORPORATION
(formerly known as IMH Secured Loan Fund, LLC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)
(In thousands except unit and share data)

NOTE 4 – MORTGAGE LOANS, LOAN PARTICIPATIONS AND LOAN SALES – (continued)

Loans in Default and Impaired Loans

The following table presents required disclosures under GAAP for loans that meet the definition for impaired loans:

	As of and Year	As of and 6 Mos.
	Ended December 31,	Ended June 30,
	2009	2010

Loans in Default - Impairment Status:
Impaired loans in default	$458,464	$444,696
Non-impaired loans in default	73,535	69,868
Total loans in default	$531,999	$514,564

Allowance for Credit Loss / Valuation Allowance on Impaired Loans
Impaired loans in default	$458,464	$444,696
Less: Allowance for credit loss / valuation allowance	(330,071)	(349,518)
Net carrying value of impaired loans	$128,393	$95,178

Average investment for impaired loans during period held	$456,993	$443,732

Interest income recognized during the period that loans were impaired	$1,898	$-

Interest income recognized using a cash-basis method of accounting during the period that the loans were impaired	$404	$-

Allowance for Credit Loss / Valuation Allowance and Fair Value Measurement

We perform a valuation analysis of our loans on not less than a quarterly basis. In considering the highest and best use for individual mortgage loans, we first consider whether the asset is considered “in use” as opposed to “in exchange.” Due to the nature of the underlying collateral of our loans and the development status of such projects, substantially all assets are deemed to be “in exchange” assets for purposes of determining highest and best use.

Next, we assess the extent, reliability and quality of market participant inputs such as sales pricing, cost data, absorption, discount rates, and other assumptions, as well as the significance of such assumptions in deriving the valuation.

We generally employ one of five valuation approaches, or a combination of such approaches, in determining the fair value of the underlying collateral of each loan: the development approach, the income capitalization approach, the sales comparison approach, the cost approach, or the receipt of recent offers on specific properties. The valuation approach taken depends on several factors including:

IMH FINANCIAL CORPORATION
(formerly known as IMH Secured Loan Fund, LLC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)
(In thousands except unit and share data)

NOTE 4 – MORTGAGE LOANS, LOAN PARTICIPATIONS AND LOAN SALES – (continued)

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

As more fully described in our 10-K/A, historically, for purposes of determining whether an allowance for credit loss was required, the Company primarily utilized a modeling technique known as residual analysis commonly used in our industry which is based on the assumption that development of our collateral was the highest and best use of the property. During the first two quarters of 2008, our process was consistently applied as there was no indication of significant impairment in the value of our loan portfolio. The underlying collateral of our loans vary by stage of completion, which consists of either raw land (also referred to as pre-entitled land), entitled land, partially developed, or mostly developed/completed lots or projects.

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

In view of recent sales activity and the on-going volatility in the real estate markets, in the third quarter of 2009, we engaged independent third-party valuation firms and other consultants to assist with the analysis of fair value of the collateral supporting our loans as of September 30, 2009, which was then updated for financial reporting as of December 31, 2009. During the quarter ended June 30, 2010, we re-engaged independent third party valuation firms to rovide updated valuation reports.

The following is a summary of the procedures performed in connection with our fair value analysis as of and for the year ended December 31, 2009 and for the quarter ended June 30, 2010:

1.
We reviewed the status of each of our loans to ascertain the likelihood that we will collect all amounts due under the terms of the loans at maturity based on current real estate and credit market conditions.

2.	With respect to our loans whose collection was deemed to be unlikely, we determined when the latest valuation of the underlying collateral was performed.

3.
We subjected all of our loans to independent third party valuation as of September 30, 2009, (with a review and update of such valuations provided through December 31, 2009), to determine whether any material changes in industry or economic conditions warranted a change in the valuation conclusions formed since the date of our last valuation. As of June 30, 2010, we subjected 74% of our outstanding loan portfolio to independent third party valuation. The remaining 26% had been valued as of March 31, 2010 and, based on current market conditions with respect to such properties, was deemed appropriate for use in the June 30, 2010 valuation.

IMH FINANCIAL CORPORATION
(formerly known as IMH Secured Loan Fund, LLC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)
(In thousands except unit and share data)

NOTE 4 – MORTGAGE LOANS, LOAN PARTICIPATIONS AND LOAN SALES – (continued)

4.
For the year ended December 31, 2009 and for the quarter ended June 30, 2010, we utilized the services of Cushman & Wakefield, a nationally recognized valuation firm, and other valuation firms to perform a valuation analysis for the selected projects. Cushman & Wakefield valued approximately 89% of the outstanding principal balance of our loan portfolio at December 31, 2009, while other valuation firms valued the remaining 11%. At June 30, 2010 Cushman and Wakefield valued 73% of the portfolio. For those valuations performed by valuation firms other than Cushman & Wakefield, we engaged Cushman & Wakefield to perform a review of the valuations and reports.

5.
For projects in which we have received a bona fide written third party offer to buy our loan, or the borrower has received a bona fide written third party offer to buy the related project, we utilized the offer amount in cases in which the offer exceeded the valuation conclusion reached by the independent valuation firms. Such offers are only considered if we deem the offer to be valid, reasonable and negotiable, and we believe the offeror has the financial wherewithal to execute the transaction. When deemed appropriate, the offers received were discounted by up to 20% to allow for potential changes in our on-going negotiations.

A summary of the results and key assumptions that we utilized, as supported by the independent valuation firms to derive fair value, is as follows:

•
Very few of the precedent transactions that were analyzed satisfied the market value and fair value requirement that the price reflect that of an orderly transaction, rather than that of a sale under duress or in markets in turmoil.

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

•
For December 31, 2009 and June 30, 2010, the highest and best use for the majority of real estate collateral subject to third-party valuation was deemed to be held for investment and/or future development, rather than being subject to immediate development and/or sale. In determining fair value as of December 31, 2009, we utilized the “as is” sales comparable valuation methodology for 31 assets, the development approach for six assets, the income capitalization approach for four assets, and the cost approach for two assets, and we utilized offers received from third parties to estimate fair value for the remaining 14 assets. In determining fair value as of June 30, 2010, we utilized the “as is” sales comparable valuation methodology for 23 assets, the development approach for 6 assets, the income capitalization approach for 2 assets, and we utilized offers received from third parties to estimate fair value for the remaining 16 assets. We selected a fair value within a determinable range as provided by the valuation firm.

IMH FINANCIAL CORPORATION
(formerly known as IMH Secured Loan Fund, LLC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)
(In thousands except unit and share data)

NOTE 4 – MORTGAGE LOANS, LOAN PARTICIPATIONS AND LOAN SALES – (continued)

•
For the projects which included either un-entitled or entitled land lacking any vertical or horizontal improvements, given the current distressed state of the real estate and credit markets, the development approach was deemed to be unsupportable because market participant data was insufficient or other assumptions were not readily available from the valuation firm’s market research; the “highest and best use” standard in these instances required such property to be classified as “held for investment” purposes until market conditions provide observable development activity to support a valuation model for the development of the planned site. As a result, the valuation firms used a sales comparison approach using available data to determine fair value.

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

A summary of key assumptions utilized in our evaluations of fair value were as follows:

•
For collateral to be developed, the initial unit sales price utilized was based on local market, comparable prices from non-distressed pricing from prior periods utilizing observable and unobservable data points, generally discounted by 20% or more. In general, we assumed a price escalation utilizing the low end of a historical 3-year average look back for the last 10 years. We considered this a fair exchange price in an orderly transaction between market participants to sell the asset, assuming its highest and best use as determined by management, in the principal or most advantageous market for the asset.

•
For collateral to be developed prior to being sold, the additional development costs, operating and selling cost assumptions were based on observable and unobservable cost estimates obtained from a cross section of industry experts and market participants.

•
For collateral consisting of partially complete or finished lots, development costs, operating and selling cost assumptions we made were based on observable and unobservable cost estimates obtained from a cross-section of industry experts and market participants.

•
For collateral whose development is complete or nearly complete and which is expected to be leased initially to allow for stabilization of market prices before being sold, we utilized operating revenue and costs for comparable projects using current operating data obtained by us. Based upon an assumed stabilization of applicable real estate markets, we utilized unit sales prices comparable to historical pricing.

•
Based on the resulting net cash flows derived from the utilization of the above assumptions, we applied risk-adjusted annual discount rates ranging from 10.5% to 30% for December 31, 2009 and June 30, 2010 to the net cash flows, depending on the projected build-out term, the project type, the location and assumed project risk.

IMH FINANCIAL CORPORATION
(formerly known as IMH Secured Loan Fund, LLC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)
(In thousands except unit and share data)

NOTE 4 – MORTGAGE LOANS, LOAN PARTICIPATIONS AND LOAN SALES – (continued)

All of our loans were subject to valuation by independent third-party valuation firms and all of the valuation reports were delivered to us within 45 days of the reporting period. For the quarters ended December 31, 2009 and March 31, 2010, we updated our assessment of certain loans and obtained certain updated valuations as a result of the near completion of planned improvements. Additionally, we obtained updated third party offers and considered other changes to the status of underlying collateral.

Selection of Single Best Estimate of Value for Loans

As previously described, we obtained valuation reports from third-party valuation specialists for the underlying collateral of each of our loans in 2009 and for the majority of such loans as of June 30, 2010. Because all of our loans are collateral dependent, each loan’s impairment amount is based on the fair value of its underlying collateral less cost to sell. The valuation reports provided a range of values for the collateral valued rather than a single point estimate because of variances in the potential value indicated from the available sources of market participant information. The selection of a value from within a range of values depends upon specific market conditions for each property valued and its stage of entitlement or development. In addition to third party valuation reports, we utilized recently received bona fide purchase offers from independent third-party market participants that were higher than the high-end of the third party specialist’s range of values. In selecting the single best estimate of value, we considered the information in the valuation reports, credible purchase offers received as well as multiple observable and unobservable inputs as described below.

December 31, 2009 Selection of Single Best Estimate

The Company’s December 31, 2009 valuation assessments were based on updated market participant information and other data points, which in our judgment, provided less uncertainty than the market participant data that was available at December 31, 2008. The updated information and our analysis of the collateral indicated a slight improvement in market conditions and corresponding increase in real estate values. As a result, for the valuation ranges on 41 of the 55 loans obtained as of December 31, 2009 supporting loan collateral values, we used the high end of the third-party valuation range for each asset in determining impairment losses. For the remaining 14 loans, our estimate of fair values were based on independent third-party market participant purchase offers on those specific assets, some of which were well in excess of the fair values indicated in the third-party valuation reports, including some offers which were two to three times higher than the valuation report ranges. While consideration of the range of values was evaluated on a loan-by-loan basis, as a general matter, we used the high end of the value range, as described above, because, in our judgment, when considering the multiple applicable observable and unobservable inputs and other current market factors, the high end of the value range is the best estimate of fair value, less costs to sell, for purposes of determining impairment losses, based on the following factors:

•
In conducting the December 31, 2009 valuations, the third party valuation specialist’s data and the research performed in connection with valuations were influenced by market duress, economic uncertainty, and a relative shortage of tangible market data. A number of the relevant transactions consummated around the time of preparation of the valuation reports were believed to be based on either a property or a seller in distress and, thus, the applicable transaction was executed under a condition of duress. We noted that the pricing of many actual transactions in what was observed to be a less than normal volume of purchases and sales frequently appeared to be lower than the expectations of many, if not most, owners of competitive properties. As a result, in our judgment, for each of the Company’s loans not supported by recent bona fide independent third-party purchase offers, we concluded that the values at the high end of the range were more representative of fair values than any other point in the range;

IMH FINANCIAL CORPORATION
(formerly known as IMH Secured Loan Fund, LLC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)
(In thousands except unit and share data)

•
We concluded that the third party valuation specialist’s reported value ranges, and the underlying concepts of the ranges themselves, did not reflect the improving market conditions as of December 31, 2009, but because of the lag in the time frame for gathering and processing information, were more representative of early fourth-quarter 2009, if not before. We obtained observable and unobservable evidence (such as published residential pricing indices and other real estate market publications, discussions with real estate brokers with applicable market expertise in local markets, discussions with third-party consultants and direct market participants with relevant real estate experience) as of December 31, 2009 that indicated that fair values had “bottomed out”, and there was an indication that the home pricing trends were moving upward. Based on our experience, buyers will select parcels that offer the most competitive advantage and the highest and best use of their capital in order to complete their project and maximize their returns.

•
Individual valuation reports were prepared assuming non-leveraged sales transactions of the underlying collateral in accordance with professional appraisal standards. Because the Company’s core business is that of a first lien real estate mortgage lender and dealer, we believe that the Company’s capacity to provide financing, particularly in the absence of available financing in existing credit markets, provides us a market advantage that would significantly increase the likelihood that qualified buyers would be willing to pay a price at the top of the applicable valuation range. We believe that this market advantage further supports our selection of the high end of the range when determining the single best estimate of value from within the range of values provided.

June 30, 2010 Selection of Single Best Estimate

In determining the single best estimate of value for June 30, 2010, in our judgment, the updated market participant information and other economic data points provided less certainty than the market participant data that was available at December 31, 2009.

In conducting the June 30, 2010 valuations, the third party valuation specialist’s data and the research performed were influenced by transactions which appeared to reflect on-going pricing executed under conditions of duress and economic uncertainty. Nevertheless, the pricing in such transactions does not appear to be improving in the short-term and therefore such pricing is reflective of current market values by market participants. The updated information and our analysis of the collateral, indicated an on-going deterioration in market conditions and corresponding decrease in real estate values, contrary to such indications provided at December 31, 2009. Such indicators were reflected in the third party valuation reports obtained, several of which resulted in significantly decreased values from the December 31, 2009 range of values provided. For the 47 loans subject to current valuation, the primary collateral supporting 15 notes increased in value since the December 31, 2009 valuation, while 22 decreased in value and 10 remained unchanged. However, based on the midpoint of the valuation ranges, the average valuation increase for the 15 loans was $460 while the average decrease in valuation on the 22 loans was over double at $1,000.

A summary of selected real estate and general economy-related published market participant observations which influenced management’s current assessment of market status and trends follows:

•
According to a Press TV news article, US home builders’ confidence fell to 13 in August 2010, the lowest level since March 2009, in comparison to a confidence level of 19 in April 2010. An index level of 50 indicates that home builders view sales conditions as equally good as poor.

•	The same article stated that the high numbers of foreclosures that continue to be added to inventory also continue to depress new home construction and prices.

IMH FINANCIAL CORPORATION
(formerly known as IMH Secured Loan Fund, LLC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)
(In thousands except unit and share data)

NOTE 4 – MORTGAGE LOANS, LOAN PARTICIPATIONS AND LOAN SALES – (continued)

•	The Press TV article also noted that builders are struggling to sustain demand following the end of the Federal new home owner tax credit program.
•	According to an August 2010 Reuters.com article, in July 2010, housing starts were down from forecasts and building permits for new homes fell to their lowest level in 14 months.
•
According to an August 2010 Investors Insight.com news article, unemployment has not stabilized and is currently near 10%. Many pundits have increased concern of the US economy having a double-dip recession.

•
According to an August 2010 New York Times article, the Federal Reserve’s August 2010 meeting addresses “concerns on deflation rising”. A former Federal Reserve Governor was quotes as saying “the outcome of this meeting is more uncertain than any in at least the last year.”

•
According to the August 2010 New York Times article, a string of economic developments, including weak jobs reports, has altered the sentiment within the Federal government, leading Federal policy makers to stop worrying for the moment about the increasing remote prospect of inflation. Instead, they are increasingly focused on the potential for the economy to slip into a deflationary spiral of declining demand, prices and wages.

The above observable inputs combined with others and management’s specific knowledge related to marketing activity surrounding the loan’s collateral have resulted in the movement of collateral valuation expectations to the lower end of the determinable range. As a result, in our judgment, for each of the Company’s loans not supported by recent bona fide independent third-party purchase offers or those assets which were supported by specific circumstances in using either the high or low end value, management concluded that the values slightly above the low end of the range (i.e., 25% of the valuation spread over the low end value) were more representative of fair values than any other point in the range. In management’s judgment, this point in the value range was deemed to be the best estimate of fair value, less costs to sell, for purposes of determining impairment losses as of June 30, 2010.

As such, for the valuation ranges on the 47 loans obtained as of June 30, 2010 supporting loan collateral values, we used the high end of the third-party valuation range for two assets in determining impairment losses based on the quality of the collateral and financial strength of the borrower. We utilized the low end value for five assets whose geographic location, entitlement status, and long-term development plan made such assets, in management’s opinion, less desirable and marketable to market participants. Due to the uncertainty in market conditions noted above, we selected a point midway between the low end value and mid-range value for 24 of the loans. For the remaining 16 loans, our estimate of fair values were based on independent third-party market participant purchase offers on those specific assets, some of which were in the range of fair value indicated in the third-party valuation reports and others which were in excess of such amounts, including some offers which were two to three times higher than the valuation report ranges. In the aggregate, management’s estimate of fair value based on these bona fide offers exceeded the high end of the valuation range by approximately $896.

Based on the results of our evaluation and analysis, the Company recorded a provision for credit losses of $27,550 during the six months ended June 30, 2010. No provision for credit losses was recorded during the six months ended June 30, 2009. As of December 31, 2009, the allowance for credit loss totaled $330,428 (of which $328,060 related to mortgage loans held to maturity and $2,368 related to mortgage loans held for sale), representing 60.7% of the total loan principal balances. As of June 30, 2010, the valuation allowance totaled $349,518 (all which related to mortgage loans held for sale), representing 67.6% of the total loan principal balances. With the existing valuation allowance recorded as of June 30, 2010, we believe that as of that date, the fair value of the underlying collateral of the Company’s loans is adequate in relation to the net carrying value of loan principal and accrued interest, and that no additional valuation allowance is considered necessary.

IMH FINANCIAL CORPORATION
(formerly known as IMH Secured Loan Fund, LLC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)
(In thousands except unit and share data)

NOTE 4 – MORTGAGE LOANS, LOAN PARTICIPATIONS AND LOAN SALES – (continued)

While the above results reflect management’s assessment of fair value as of December 31, 2009 and June 30, 2010 based on currently available data, we will continue to evaluate our loans in the remaining quarters of 2010 and beyond to determine the adequacy and appropriateness of the valuation allowance and to update our loan-to-value ratios. Depending on market conditions, such updates may yield materially different values and potentially increase or decrease the valuation allowance.

A rollforward of the valuation allowance as of June 30, 2010 is as follows:

June 30,
2010
Balance at beginning of period	$330,428
Provision for credit losses	27,550
Net charge offs	(8,460)
Balance at end of period	$349,518

The balance reflected in net charge offs in the preceding table pertains to the portion of the carrying value charged off to the allowance for credit loss or valuation allowance when transferred to Real Estate Acquired through Foreclosure on the Company’s consolidated balance sheets.

IMH FINANCIAL CORPORATION
(formerly known as IMH Secured Loan Fund, LLC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)
(In thousands except unit and share data)

NOTE 4 – MORTGAGE LOANS, LOAN PARTICIPATIONS AND LOAN SALES – (continued)

Valuation Categories

Except for mortgage loans which are measured at fair value on a non-recurring basis for purposes of determining valuation with respect to our valuation allowance, no other assets or liabilities of the Company are measured at fair value on a recurring or non-recurring basis. The following table presents the categories for which net mortgage loans are measured at fair value based upon the lowest level of significant input to the valuations as of December 31, 2009 and June 30, 2010, respectively:

	December 31, 2009			June 30, 2010
	Significant			Significant
	Other	Significant		Other	Significant
	Observable	Unobservable		Observable	Unobservable
	Inputs	Inputs		Inputs	Inputs
Description:	(Level 2)	(Level 3)	Total	(Level 2)	(Level 3)	Total
Net Mortgage Loans:
Pre-entitled Land:
Held for Investment	$-	$4,211	$4,211	$491	$1,363	$1,854
Processing Entitlements	1,028	49,838	50,866	$1,507	31,484	32,991
	1,028	54,049	55,077	1,998	32,847	34,845
Entitled Land:
Held for Investment	7,693	13,499	21,192	4,287	5,500	9,787
Infrastructure under Construction	459	29,939	30,398	410	29,186	29,597
Improved and Held for Vertical Construction	2,519	16,012	18,531	3,939	12,522	16,460
	10,671	59,450	70,121	8,636	47,208	55,844
Construction & Existing Structures:
New Structure - Construction in-process	3,860	12,359	16,219	2,805	7,983	10,789
Existing Structure Held for Investment	-	16,570	16,570	-	10,110	10,110
Existing Structure - Improvements	-	56,033	56,033	-	56,033	56,033
	3,860	84,963	88,822	2,805	74,125	76,932
Total	$15,559	$198,461	$214,020	$13,439	$154,180	$167,620

Note: There are no mortgage loans that were measured at fair value using Level 1 inputs. Additionally, except for the offers received on specific properties from third parties which we use to determine fair value, which are considered a Level 2 valuation, all other valuations are deemed to be Level 3.

IMH FINANCIAL CORPORATION
(formerly known as IMH Secured Loan Fund, LLC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)
(In thousands except unit and share data)

NOTE 4 – MORTGAGE LOANS, LOAN PARTICIPATIONS AND LOAN SALES – (continued)

The table presented below summarizes the change in balance sheet carrying values associated with the mortgage loans measured using significant unobservable inputs (Level 3) during the six months ended June 30, 2010:
Mortgage
Loans, net
Balances, December 31, 2009	$198,461

Mortgage Loan Fundings	2,679
Mortgage Loan Repayments	(4,164)
Transfers to REO	(22,723)
Mortgage Repayment on whole loan sold
Transfers into (out of) level 3	(1,745)
Included in earnings:
Provision for credit losses	(18,328)
Balances, June 30, 2010	$154,180
Loan Classifications

The Company classifies loans into categories for purposes of identifying and managing loan concentrations. As of December 31, 2009 and June 30, 2010, respectively, loan principal balances by concentration category follows:

	December 31, 2009			June 30, 2010
	Amount	%	#	Amount	%	#
Pre-entitled Land:
Held for Investment	$13,834	2.5%	3	$12,816	2.5%	2
Processing Entitlements	185,608	34.1%	8	185,668	36.0%	8
	199,442	36.6%	11	198,484	38.5%	10
Entitled Land:
Held for Investment	101,942	18.8%	14	91,922	17.8%	12
Infrastructure under Construction	69,839	12.8%	5	69,877	13.5%	5
Improved and Held for Vertical Construction	47,227	8.7%	4	45,127	8.7%	4
	219,008	40.3%	23	206,926	40.0%	21
Construction & Existing Structures:
New Structure - Construction in-process	46,325	8.5%	16	43,649	8.4%	13
Existing Structure Held for Investment	23,640	4.3%	4	12,046	2.3%	2
Existing Structure - Improvements	56,033	10.3%	1	56,033	10.8%	1
	125,998	23.1%	21	111,728	21.5%	16
Total	544,448	100.0%	55	517,138	100.0%	47
Less: Allowance for Credit Loss / Valuation Allowance	(330,428)			(349,518)
Net Carrying Value	$214,020			$167,620

IMH FINANCIAL CORPORATION
(formerly known as IMH Secured Loan Fund, LLC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)
(In thousands except unit and share data)

NOTE 4 – MORTGAGE LOANS, LOAN PARTICIPATIONS AND LOAN SALES – (continued)

The Company classifies loans into categories based on the underlying collateral’s projected end-use for purposes of identifying and managing loan concentrations and associated risks. As of December 31, 2009 and June 30, 2010, respectively, outstanding principal loan balances by expected end-use, were as follows:

	December 31, 2009			June 30, 2010
	Amount	%	#	Amount	%	#

Residential	$273,666	50.2%	35	$269,412	52.1%	32
Mixed Use	177,308	32.6%	7	170,731	33.0%	6
Commercial	92,404	17.0%	12	75,925	14.7%	8
Industrial	1,070	0.2%	1	1,070	0.2%	1
Total	544,448	100.0%	55	517,138	100.0%	47
Less: Allowance for Credit Loss / Valuation Allowance	(330,428)			(349,518)
Net Carrying Value	$214,020			$167,620

We estimate that, as of June 30, 2010, approximately 58% of the valuation allowance is attributable to residential-related projects, 41% to mixed use projects, and the balance to commercial and industrial projects.

Geographic Diversification

The Company’s mortgage loans consist of loans where the primary collateral is located in various states. As of December 31, 2009 and June 30, 2010, respectively, the geographical concentration of the Company’s principal loan balances by state, were as follows:

	December 31, 2009					June 30, 2010
	Oustanding	Allowance for	Net Carrying			Oustanding	Valuation	Net Carrying
	Principal	Credit Loss	Amount	Percent	#	Principal	Allowance	Amount	Percent	#
Arizona	$281,492	$(162,639)	$118,853	55.5%	26	$276,797	$(171,210)	$105,585	63.0%	23
California	181,390	(120,829)	60,561	28.3%	20	177,845	(132,971)	44,874	26.8%	19
New Mexico	5,241	(1,094)	4,147	1.9%	2	5,254	(2,000)	3,255	1.9%	2
Texas	11,102	(4,272)	6,830	3.2%	3	-	-	-	0.0%	0
Idaho	49,594	(38,981)	10,613	5.0%	2	49,597	(43,337)	6,261	3.7%	2
Nevada	7,984	(2,613)	5,371	2.5%	1	-	-	-	0.0%	0
Utah	7,645	-	7,645	3.6%	1	7,645	-	7,645	4.6%	1
Total	$544,448	$(330,428)	$214,020	100.0%	55	$517,138	$(349,518)	$167,620	100.0%	47

IMH FINANCIAL CORPORATION
(formerly known as IMH Secured Loan Fund, LLC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)
(In thousands except unit and share data)

NOTE 4 – MORTGAGE LOANS, LOAN PARTICIPATIONS AND LOAN SALES – (continued)

Borrower and Borrower Group Concentrations

As of June 30, 2010, there was one borrower whose outstanding principal totaled $69,126 which was approximately 13.3% of our total mortgage loan principal balance outstanding and is classified as pre-entitled land – processing entitlements. In addition, there was one borrowing group whose aggregate outstanding principal aggregated $97,953, representing approximately 18.9% of our total mortgage loan principal balance outstanding, which consisted of a $56,033 loan classified as construction and existing structures – improvements and a $41,920 loan classified as entitled land – infrastructure under construction. Finally, there was an additional borrowing group whose outstanding principal aggregated $54,947, representing 10.6% of our total mortgage loan principal balance outstanding, which consisted of nine loans classified as pre-entitled or entitled land. Each of these loans was in non- accrual status as of December 31, 2009 and June 30, 2010 due to the shortfall in the combined current fair value of the underlying collateral for such loans, and the Company recognized no mortgage interest income for these loans during the six months ended June 30, 2010. However, three other loans, one of which has been paid off and the other two have principal balances totaling $12,686 at June 30, 2010, accounted for approximately 65% of total mortgage interest income during the six months ended June 30, 2010.

Mortgage Loans Held for Sale

At December 31, 2009, the Company reflected three loans with carrying values totaling $3,207, net of allowance for credit loss of $2,368, as held for sale. The sale of two of the three loans occurred during the six months ended June 30, 2010 at their approximate carrying values. As of June 30, 2010, the entire loan portfolio is reflected as held for sale in the accompanying consolidated balance sheets.

NOTE 5 – REAL ESTATE HELD FOR DEVELOPMENT OR SALE

Real estate owned assets are reported as either held for development or held for sale, depending on whether we plan to develop such assets prior to selling them or instead sell them immediately. At December 31, 2009, the Company held total real estate owned of $104,231, of which $92,149 was held for development and $12,082 was held for sale. At June 30, 2010, the Company held total real estate owned of $105,431 of which $60,348 was held for development and $45,083 was held for sale. During the six months ended June 30, 2010, the Company foreclosed on five loans and took title to the underlying collateral with net carrying values totaling $16,374 as of June 30, 2010. Additionally, the Company acquired an additional lot held for sale in connection with the acquisition of the Manager with a fair value of $39. All real estate owned by us is located in California, Arizona, Texas, Minnesota and Nevada.

Costs related to the development or improvements of the real estate assets are generally capitalized and costs relating to holding the assets are generally charged to expense. Cash outlays for capitalized development costs totaled $1,848 and $265 during the six months ended June 30, 2009 and 2010, respectively. In addition, costs and expenses related to operating, holding and maintaining such properties, which were expensed and included in operating expenses for real estate owned in the accompanying consolidated statement of operations, totaled approximately $1,340 and $2,547 for the six months ended June 30, 2009 and 2010, respectively, and $1,126 and $1,020 for the three months ended June 30, 2009 and 2010, respectively. The nature and extent of future costs for such properties depends on the level of development undertaken, the number of additional foreclosures and other factors. We continue to evaluate various alternatives for the ultimate disposition of these investments, including partial or complete development of the properties prior to sale or disposal of the properties on an as-is basis. During the six months ended June 30, 2010, we sold certain real estate previously held for development for $2,918 resulting in a loss on disposal of real estate of $1,000.

IMH FINANCIAL CORPORATION
(formerly known as IMH Secured Loan Fund, LLC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)
(In thousands except unit and share data)

NOTE 5 – REAL ESTATE HELD FOR DEVELOPMENT OR SALE – (continued)

Real Estate Owned Asset Valuation

Valuation of real estate owned assets is based on our intent and ability to execute our disposition plan for each asset and the proceeds to be derived from such disposition, net of selling costs, in relation to the carrying value of such assets. Real estate owned assets that are classified as held for sale are measured at the lower of carrying amount or fair value, less cost to sell. Real estate owned assets that are classified as held for development are considered “held and used” and are evaluated for impairment when, based on various criteria set forth in applicable accounting guidance, circumstances indicate that the carrying amount exceeds the sum of the undiscounted net cash flows expected to result from the development and eventual disposition of the asset. If an asset is considered impaired, an impairment loss is recognized for the difference between the asset’s carrying amount and its fair value, less cost to sell.

See Note 5 of our audited financial statements in our previously filed Annual Report on Form 10-K/A for the year ended December 31, 2009 for a detailed description of the summary of the procedures performed and assumptions utilized in connection with our impairment analysis of real estate owned as of and for the year ended December 31, 2009. The results of our December 31, 2009 valuation procedures were re-assessed in the first two quarters of 2010 to determine whether any additional impairment was warranted for the six months ended June 30, 2010. As a result of our analysis, we recorded additional impairment charges totaling $10,985 during the six months ended June 30, 2010. The impairment charge was primarily a result of a change in management’s disposition strategy for selected real estate owned from a development approach to a disposal based on recent values.

If we elect to change the disposition strategy for its real estate held for development, and such assets were deemed to be held for sale, the Company would likely record additional impairment charges, and the amounts could be significant. As of December 31, 2009, 48% of real estate owned assets were valued on an “as is” basis while 52% were valued on an “as developed” basis. As of June 30, 2010, 60% of real estate owned assets were valued on an “as is” basis while 40% were valued on an “as developed” basis.

NOTE 6 – MANAGEMENT FEES AND RELATED PARTY ACTIVITY

Management Fees and Other Amounts Due to the Manager

Prior to the consummation of the Conversion Transactions on June 18, 2010, the Manager was entitled to a 25 basis point annualized fee, payable monthly, for managing the Fund, based on our total mortgage loan principal balance at each month-end, excluding loans in non-accrual status and other non-performing assets. With the acquisition of the Manager, this arrangement has been terminated as of June 18, 2010. For the six months ended June 30, 2009 and 2010, management fees totaled approximately $419 and $109 respectively. Management fees incurred for the three months ended June 30, 2009 and 2010 totaled approximately $170 and $45, respectively. As of December 31, 2009, the Manager was owed $114 for unpaid management fees. There were no management fees payable as of June 30, 2010. In addition, the Manager was entitled to 25% of any amounts recognized in excess of the our principal and note rate interest due in connection with loans held in whole or in part by us. The Manager earned no such fees in connection with this provision during the six or three months ended June 30, 2009 or 2010.

In connection with various loan modifications, the Manager agreed to defer the collection of the related loan fees and collect such fees as needed. Processing and administrative fees included in Payables to Fund Manager on the accompanying consolidated balance sheet totaled $3,191 and none at December 31, 2009 and June 30, 2010, respectively.

IMH FINANCIAL CORPORATION
(formerly known as IMH Secured Loan Fund, LLC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)
(In thousands except unit and share data)

NOTE 6 – MANAGEMENT FEES AND RELATED PARTY ACTIVITY – (continued)

Advances to Manager

At December 31, 2009, the outstanding balance of advances to the Manager of the Fund totaled $1,367. Upon acquisition of the Manager, this amount was eliminated in consolidation. Advances to the Manager of the Fund bear interest at 10% per annum and all unpaid accrued interest and principal was due September 30, 2011. Interest earned on advances to the Manager of the Fund totaled $88 and $54 for the six months ended June 30, 2009 and 2010, respectively. There were no payments received or additional amounts advanced to the Manager of the Fund during the six months ended June 30, 2010.

Loan Origination, Processing and Modification Revenues Earned

Prior to the consummation of the Conversion Transactions, the Manager received all the revenue from loan origination and processing fees (points) and other related fees for loans originated on behalf of the Fund, which were paid by the borrower and are not reflected in the accompanying financial statements. See Note 1 for further discussion. During the six months ended June 30, 2009 and 2010, the Manager earned origination, processing and other related fees of approximately $4,483 and $23 respectively. These amounts include fees earned from the expiration of refundable loan fees previously collected, which were refundable to the borrower in the event of loan payoff by a specified date. With the acquisition of the Manager, we are now entitled to all such fees.

Related Party Investments and Borrowings

At December 31, 2009, the Manager maintained a line of credit with a bank with a total borrowing capacity of $1,608 which expired on May 31, 2010 and was repaid in the second quarter of 2010. Accordingly, the Company no longer has access to additional liquidity under this line of credit. The line of credit bore annual interest at the Prime Rate plus 1.5% (4.75% at June 30, 2010). The line of credit was collateralized by specific loans held by us and underlying deeds of trust and a guarantee of the Manager’s Chief Executive Officer. There is no outstanding balance under this arrangement at June 30, 2010.

Due From Affiliates

The Company earned management fees from the SWI Fund of $7 for the 12 days ended June 30, 2010. Amounts due from the SWI Fund related to unpaid management fees totaling $16 and reimbursable organization costs of $25 as of June 30, 2010, which included in accrued interest and other receivables in the accompanying consolidated balance sheets.

NOTE 7 – NOTES PAYABLE

The Company entered into a settlement agreement with respect to certain litigation involving the responsibility and ownership of certain golf club memberships attributable to certain property acquired by the Company through foreclosure. Under the terms of the settlement agreement, the Company agreed to execute two promissory notes for the golf club memberships totaling $5,310. The notes are secured by the security interest on the related lots, are non-interest bearing and mature on December 31, 2012. Due to the non-interest bearing nature of the loans, in accordance with applicable accounting guidance, we imputed interest on the notes at the Company’s incremental borrowing rate of 12% per annum and recorded the notes net of the discount of $1,128, or $4,182, as of December 31, 2009. The discount is being amortized to interest expense over the term of the notes and totaled $131 and $257, respectively, for the three and six months ended June 30, 2010, resulting in an unamortized discount of $871 as of June 30, 2010. The net principal balance of the notes payable at June 30, 2010 was $4,439.

IMH FINANCIAL CORPORATION
(formerly known as IMH Secured Loan Fund, LLC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)
(In thousands except unit and share data)

NOTE 7 – NOTES PAYABLE – (continued)

During the six months ended June 30, 2010, the Company secured financing from a bank in the amount of $9,500 for the purpose of funding anticipated development costs for real estate owned, and for working capital needs. The note payable, which has an outstanding balance of $7,500 at June 30, 2010, bears interest at 12% per annum and requires monthly payments of interest only. During the six months ended June 30, 2010, the Company incurred interest expense of $274 under this loan. The loan has an initial maturity of March 2011 but may be extended for two additional six month periods. The loan is secured by one of the Company’s real estate owned assets with a carrying value at June 30, 2010 of $22,450 and an assignment of rents and tenant notes receivable derived from the property. The Company has also provided a guarantee for such debt.

During the six months ended June 30, 2010, the Company, secured financing from a bank in the amount of $3,000 for the purpose of funding a remaining loan obligation and for anticipated development costs for real estate owned. The note payable, which has no outstanding balance as of period ending June 30, 2010, bears interest at 12% per annum, requires monthly payments of interest only, and matures in February 2012. During the six months ended June 30, 2010, the Company incurred interest expense of $70 under this loan. The loan is secured by one of the Company’s real estate owned assets with a carrying value at June 30, 2010 of $3,102 and a Company loan with a current carrying value of $5,041.

Also during the quarter ended June 30, 2010, the Company secured a line of credit from a bank in the amount of $3,000 all of which was utilized for the primary purpose of funding certain obligations resulting from the Conversion Transactions. The line of credit has an interest rate of 4.25% per annum, requires monthly interest payments and has a maturity date of October 5, 2010.

In connection with the acquisition of the Manager, the Company assumed a note payable with an original balance of $450 that is being paid on a monthly basis over 48 months, commencing June 1, 2009, with interest at 8%. This note was made in connection with a settlement on a previous lease obligation and has been personally guaranteed by the CEO. As of June 30, 2010, the remaining obligation on the commitment is $342. Interest expense under this arrangement of $1 for the twelve days ended June 30, 2010 is included in interest expense on the accompanying consolidated statement of operations.

In connection with the acquisition of the Holdings, the Company assumed two notes payable with a total balance of $100. The notes bear interest at 15% per annum payable monthly and were set to mature December 31, 2013. The notes were paid in full on July 1, 2010. Interest expense under the notes was $1 for the twelve days ended June 30, 2010, and is included in interest expense on the accompanying consolidated statement of operations.

IMH FINANCIAL CORPORATION
(formerly known as IMH Secured Loan Fund, LLC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)
(In thousands except unit and share data)

NOTE 8– PROPERTY AND EQUIPMENT

In connection with the acquisition of the Manager, the Company acquired certain property and equipment, which consisted of the following at June 30, 2010:

June 30,
2010

Furniture and equipment	$1,233
Computer and communication equipment	1,130
Leasehold improvements	644
Automobile and Other	60
Total	3,067
Less accumulated depreciation and amortization	(1,357)

Property and equipment, net of accumulated depreciation and amortization	$1,710

Depreciation and amortization expense on property and equipment was $18 for the period from acquisition, June 18, 2010, through June 30, 2010. Additionally, included in real estate held for sale are certain assets with carrying values totaling $22,450 which were being depreciated until the Company implemented a plan to dispose of such assets. Depreciation expense taken for this property totaled $615 for the six months ended June 30, 2010.

NOTE 9– LEASE COMMITMENTS

The Company leases 28,238 square feet of office space in Scottsdale, Arizona. The lease expires on June 19, 2017. The lease payments include the use of all of the tenant improvements and various computer related equipment. Rent expense was $26 and $0 for the six months ended June 30, 2010 and 2009, respectively, and is included in operating expenses in the accompanying consolidated statement of earnings. The Company is currently paying 50% of the monthly rental. Rents currently due and payable to the lessor totaled $391 as of June 30, 2010, and are included in accounts payable and accrued expenses in the accompanying consolidated balance sheets.

Future minimum lease payments under the amended sublease agreement are as follows:

Years ended	Amount
2010	$758
2011	734
2012	734
2013	741
2014	762
Thereafter	1,874
Total	$5,602

IMH FINANCIAL CORPORATION
(formerly known as IMH Secured Loan Fund, LLC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)
(In thousands except unit and share data)

NOTE 10 — INCOME TAXES

The consolidated statements of operations for the six months ended June 30, 2010 reflect income taxes of the Company for the period from the recapitalization of the Fund and acquisition of the Manager on June 18, 2010 through June 30, 2010. During the year ended June 30, 2010, the current and deferred tax provision for federal and state taxes was zero.

The difference between the provision for income taxes in the consolidated statements of operations and the amounts computed by applying the current federal statutory income tax rate of 35% to income before income taxes is reconciled as follows:

	Amount	%

Computed tax benefit at federal statutory rate of 35%	$(15,766)	35.0%

Permanent Differences:
State Taxes, Net of Federal Benefit	(1,762)	4.0%
Pre C-Corporation earnings	17,412	(38.7)%
Change of Entity Tax Status	(106,779)	237.0%
Change in Valuation Allowance	106,895	(237.3)%

Provision (benefit) for income taxes	$-	0.0%

The significant components of deferred tax assets and liabilities of the Company in the consolidated balance sheet as of June 30, 2010, are as follows (in thousands):

Current Deferred Tax Assets / (Liabilities)
Allowance for Credit Loss / Valuation Allowance	$98,145
Accrued Interest	2,432
Total Current Deferred Tax Assets / (Liabilities) Before Valuation Allowance	100,577
Current Valuation Allowance	(100,577)
Net Current Deferred Tax Assets / (Liabilities)	-

Non-Current Deferred Tax Assets / (Liabilities)
Basis Difference in Real Estate Owned	6,292
Loss Carryforwards	26
Total Non-Current Deferred Tax Assets / (Liabilities) Before Valuation Allowance	6,318
Current Valuation Allowance	(6,318)
Net Non-Current Deferred Tax Assets / (Liabilities)	-

Total Deferred Tax Assets / (Liabilities) Net of Valuation Allowance	$-

Upon the consummation of the Conversion Transactions (recapitalization of the Fund), the Company is a corporation and subject to Federal and state income tax. Under GAAP, a change in tax status from a non-taxable entity to a taxable entity requires recording deferred taxes as of the date of change in tax status. For tax purposes, the Conversion Transactions were a contribution of assets at historical tax basis for holders of the Fund that are subject to federal income tax, and at fair market value for holders that are not subject to federal income tax.

The temporary differences that give rise to deferred tax assets and liabilities upon recapitalization of the Company are primarily related to the allowance for credit losses, valuation allowance for loans held for sale and impairment of real estate owned which are recorded on the Company’s books but deferred for tax purposes.

IMH FINANCIAL CORPORATION
(formerly known as IMH Secured Loan Fund, LLC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)
(In thousands except unit and share data)

NOTE 10 — INCOME TAXES – (continued)

The Company evaluated the deferred tax asset to determine if it was more likely than not that it would be realized and concluded that a valuation allowance was required for the net deferred tax assets. In making the determination of the amount of valuation allowance, we evaluated both positive and negative evidence including recent historical financial performance, forecasts of future income, tax planning strategies and assessments of the current and future economic and business conditions.

In the event of a change in control, under Internal Revenue Code Section 382, the utilization of the Company’s existing net operating loss carryforwards and built in losses may be subject to limitation.

NOTE 11 — STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE

The Company’s capital structure consists of the following at June 30, 2010:

	Conversion Transactions
		Conversion of	Acquisition of	Total Issued and
	Authorized	Fund	Manager	Outstanding
Common Stock
Common Stock	150,208,500
Class B Common Stock:
Class B-1	4,000,000	3,811,342	-	3,811,342
Class B-2	4,000,000	3,811,342	-	3,811,342
Class B-3	8,114,106	7,632,355	88,700	7,721,055
Class B-4	781,644	-	627,579	627,579
Total Class B Common Stock	16,895,750	15,255,039	716,279	15,971,318
Class C Common Stock	16,000,000	838,448	-	838,448
Class D Common Stock	16,895,750	-	-	-

Total Common Stock	200,000,000	16,093,487	716,279	16,809,766

Preferred Stock	100,000,000	-	-	-

Total	300,000,000	16,093,487	716,279	16,809,766

Common Stock – The Common Stock represents unrestricted, fully tradable, voting common stock. Upon liquidation, assets of the Company are distributed pro rata to the holders of common stock, after payment in full of any liabilities and amounts due to preferred stockholders.

Holders of Class B, C, and D Common Stock generally have the same relative powers and preferences as the common stockholders, except for certain transfer restrictions, as follows:

Class B Common Stock - The Class B common stock, which was issued in exchange for membership units of the Fund or the stock of the Manager or membership units of Holdings, is held by a custodian and divided into four separate series of Class B common stock. The Class B-1, B-2 and B-3 common stock are not eligible for conversion into common stock until, and subject to transfer restrictions that lapse upon, predetermined intervals of six, nine or 12 months following the earlier of 1) consummation of an initial public offering, or 2) the 90th day following notice given by the Board of Directors not to pursue an initial public offering, in the case of each of the Class B-1, Class B-2 and Class B-3 common stock, respectively. If, at any time after the five-month anniversary of the consummation of an initial public offering, the closing price of IMH Financial Corporation common stock price is greater than or equal to 125% of the offering price in an initial public offering for 20 consecutive trading days, all shares of Class B-1, Class B-2 and Class B-3 common stock will be convertible into shares of IMH Financial Corporation common stock that will not be subject to restrictions on transfer under the certificate of incorporation of IMH Financial Corporation. Each share of Class B-4 common stock shall be convertible to one share of Common Stock upon the four year anniversary of the consummation of the Conversion Transactions. The transfer restrictions will terminate earlier if (1) any time after five months from the first day of trading on a national securities exchange, either the market capitalization (based on the closing price of IMH Financial Corporation common stock) or the book value of IMH Financial Corporation will have exceeded $730,383,530.78 (subject to upward adjustment by the amount of any net proceeds from new capital raised in an initial public offering or otherwise, and to downward adjustment by the amount of any dividends or distributions paid on membership units of the Fund or IMH Financial Corporation securities before or after the Conversion Transactions), or (2) after entering into an employment agreement approved by the compensation committee of IMH Financial Corporation, the holder of Class B common stock is terminated without cause, as this term will be defined in their employment agreements as approved by the compensation committee of IMH Financial Corporation.  In addition, unless IMH Financial Corporation has both (i) raised an aggregate of at least $50 million in one or more transactions through the issuance of new equity securities, new indebtedness with a maturity of no less than one year, or any combination thereof, and (ii) completed a listing on a national securities exchange, then, in the event of a liquidation of IMH Financial Corporation, no portion of the proceeds from the liquidation will be payable to the shares of Class B-4 common stock until such proceeds exceed $730,383,530.78.  All shares of Class B common stock automatically convert into Common Stock upon consummation of a change of control as defined in the certificate of incorporation.

IMH FINANCIAL CORPORATION
(formerly known as IMH Secured Loan Fund, LLC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)
(In thousands except unit and share data)

NOTE 11 — STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE – (continued)

All shares of Class B common stock not previously converted to common stock and still outstanding on the 12-month anniversary of the consummation of an initial public offering will be entitled to a special dividend of $0.95 per share of Class B common stock, or the Special Dividend, subject to the availability of legally distributable funds at that time and representation by the applicable holder to the custodian that the holder has complied with the applicable transfer restrictions. At any time after the expiration of the applicable transfer restriction period, any holder of Class B common stock may convert its Class B common stock into IMH Financial Corporation common stock only by submitting a notice of conversion to the custodian and representing to the custodian that the holder has complied with the applicable transfer restrictions. Following the 12-month anniversary of the consummation of an initial public offering, each remaining outstanding share of Class B-1, Class B-2, and Class B-3 common stock will automatically convert into one share of IMH Financial Corporation common stock.

Class C Common Stock – There is one series of Class C common stock which is also held by the custodian and will either be redeemed for cash or converted into shares of Class B common stock. Following the consummation of an initial public offering, we intend, in our sole discretion, to use up to 30% of the net proceeds from the offering (up to an aggregate of $50 million) to effect a pro rata redemption of Class C common stock (based upon the number of shares of Class C common stock held by each stockholder) at the initial public offering price, less selling commissions and discounts paid or allowed to the underwriters in the initial public offering. It is expected that the amount the electing stockholders of Class C common stock will receive per share will be less than the amount of their original investment in the Fund per unit and less than the current net asset value of the Fund per unit held by such stockholders. In the event of consummation of an initial public offering, any shares of Class C common stock that are not so redeemed will automatically convert into shares of Class B common stock as follows: 25% of the outstanding shares of Class C common stock will convert into shares of Class B-1 common stock, 25% will convert into shares of Class B-2 common stock and 50% will convert into shares of Class B-3 common stock. If our board of directors determines that it will not pursue an initial public offering, we may, beginning 90 days after that determination, convert up to 20% of the outstanding shares of Class C common stock into common stock. The remaining shares of Class C common stock would automatically convert into shares of Class B common stock according to the ratios set forth above. All shares of Class C common stock automatically convert into Common Stock upon consummation of a change of control as defined in the certificate of incorporation.

Class D Common Stock – If any holder of Class B common stock submits a notice of conversion to the custodian, but represents to the custodian that the holder has not complied with the applicable transfer restrictions, all shares of Class B common stock held by the holder will be automatically converted into Class D common stock and will not be entitled to the Special Dividend and will not be convertible into common stock until the 12-month anniversary of an initial public offering and, then, only if the holder submits a representation to the custodian that the applicable holder has complied with the applicable transfer restrictions in the 90 days prior to such representation and is not currently in violation. If any shares of Class B common stock owned by a particular holder are automatically converted into shares of Class D common stock, as discussed above, then each share of Class C common stock owned by the holder will convert into one share of Class D common stock.

Preferred Stock – To the fullest extent permitted under Delaware law, the Company’s board of directors is authorized by resolution to divide and issue shares of preferred stock in series and to fix the voting powers and any designations, preferences, and relative, participating, optional or other special rights of any series of preferred stock and any qualifications, limitations or restrictions of the series as are stated and expressed in the resolution or resolutions providing for the issue of the stock adopted by the board of directors.

Subject to prevailing market conditions and regulatory approvals, we intend to conduct an initial public offering of the Company’s Common Stock and we contemplate that the shares of the Common Stock of IMH Financial Corporation will become publicly traded on the NYSE. We do not plan to list the shares of the Class B, Class C or Class D common stock on any securities exchange or include the shares of Class B, Class C or Class D common stock in any automated quotation system, and no trading market for the shares of such classes of common stock is expected to develop.

IMH FINANCIAL CORPORATION
(formerly known as IMH Secured Loan Fund, LLC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)
(In thousands except unit and share data)

NOTE 11 — STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE – (continued)

In connection with the Conversion Transactions, each membership unit held in the Fund was exchanged, at the member’s election, for 220.3419 shares of Class B common stock or 220.3419 shares of Class C common stock of IMH Financial Corporation, or some combination thereof. The number of shares issued was computed as follows:

Units outstanding as of June 18, 2010 (rounded)	73,038
Conversion Factor	220.3419
Shares issued to Members in Conversion Transactions	16,093,487

In addition, the Conversion Transactions included the acquisition by IMH Financial Corporation of all of the outstanding equity interests in the Manager and Holdings (including shares issuable to participant’s in the Manager’s stock appreciation rights plan), in exchange for an aggregate of 895,750 shares of Class B-3 and B-4 common stock in IMH Financial Corporation, thereby making the Manager and Holdings wholly-owned subsidiaries of IMH Financial Corporation. This includes 781,644 shares issuable to Shane Albers and William Meris in exchange for their equity interests in the Manager and Holdings of a separate series of Class B shares called Class B-4 common stock which is subject to transfer restrictions for a four year period following the consummation of the Conversion Transactions, subject to release in certain circumstances. Moreover, holders of stock appreciation right units in the Manager had their stock appreciation right units cancelled in exchange for a portion of the 895,750 Class B shares being issued to or on behalf of the stockholders of the Manager and the members of Holdings in the Conversion Transactions. The number of Class B shares otherwise issuable to stock appreciation right recipients was reduced in lieu of payment by each stock appreciation right recipient of applicable cash withholding tax. The aggregate number of shares issuable to the owners of the Manager and Holdings was reduced by one share for each $20 of the net loss incurred by the Manager and Holdings from January 1, 2010 through the closing date of June 18, 2010. Based on a net loss of $3,531, the shares issued to the owners of the Manager and Holdings was reduced, on a pro rata basis, by 176,554 shares.

Earnings per share

Earnings per share (EPS) is computed in accordance with applicable accounting guidance. Shares of Common Stock, Class B Common Stock, Class C Common Stock and Class D Common Stock share proportionately in the earnings and losses of the Company. Earnings (loss) per share are calculated utilizing net earnings (loss) divided by the weighted average number of shares of Common Stock, Class B Common Stock, Class C Common Stock and Class D Common Stock outstanding. Pro forma weighted average common shares for the three and six months ended June 20, 2009 were computed by multiplying the actual weighted average member units outstanding for the respective period by the conversion factor.

IMH FINANCIAL CORPORATION
(formerly known as IMH Secured Loan Fund, LLC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)
(In thousands except unit and share data)

NOTE 11 — STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE – (continued)

	Six months ended June 30		Three months ended June 30,
	2009	2010	2009	2010
Net Earnings (Loss)	$14,217	$(45,046)	$3,140	$(42,194)

Weighted Average Units Outstanding (rounded)	73,038	73,038	73,038	73,038
Conversion Factor	220.3419	220.3419	220.3419	220.3419
Proforma Weighted Average Member Common Shares Outstanding	16,093,487	16,093,487	16,093,487	16,093,487
Add: Weighted Average Shares for purchase of Manager	-	47,752	-	95,504
Proforma Weighted Average Common Shares Outstanding	16,093,487	16,141,239	16,093,487	16,188,991

Proforma Net Earnings (Loss) per Share	$0.88	$(2.79)	$0.20	$(2.61)

NOTE 12 – COMMITMENTS AND CONTINGENCIES

In connection with the acquisition of the Manager, the Company is subject to a contingent liability which exists with respect to potential payment of previously earned commissions to certain broker-dealers. Member units of the Fund were offered through certain employees of the Manager, and through a network of licensed broker- dealers and their respective registered representatives. Any sales commissions or other forms of remuneration paid to broker-dealers or their respective registered representatives in connection with the sale of units were paid by the Manager. Generally, broker-dealer selling agreements provide for a 2% selling commission and a 25 to 50 basis point trailing commission, which is an annual commission paid on the balance of units sold by a broker-dealer or its registered representatives that are outstanding at each anniversary of the initial issuance of the units. Such costs were expensed as period costs in the Manager’s statement of operations. While new member investments in the Fund were suspended in October 2008, the trail commission payable to brokers for Fund member capital that remained in the Fund was to continue until the Fund was terminated. Effective August 1, 2009, the agreement with most broker dealers was amended such that the broker dealers agreed to forgo the “trail” commission and would receive in its place 50% of the amount paid to the Manager for the Manager’s 25% share of any Fund late fees, penalties and any net proceeds from the sale of a foreclosed asset, after payment to the Fund of its original principal and accrued interest due in connection with the loan associated with the foreclosed asset. It is uncertain what, if any, obligations the Company currently has under these agreements. Due to the significant devaluation of such assets, the likelihood of any liability is generally considered remote. Nevertheless, during the quarter ended June 30, 2010, the Company realized a gain in the amount of $183 from the payoff of a certain loan during the period, of which 25%, or $46 would have been allocable to the Manager. Based on this, the Company accrued a liability to the broker-dealers under this arrangement of $23 during the quarter ended June 30, 2010. While we believe that the likelihood of further liability is generally considered remote, such amounts may be due in the future.

IMH FINANCIAL CORPORATION
(formerly known as IMH Secured Loan Fund, LLC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)
(In thousands except unit and share data)

NOTE 12 – COMMITMENTS AND CONTINGENCIES – (continued)

Undisbursed loans-in-process and interest reserves reflected on the accompanying consolidated balance sheets generally represent the unaccompanied portion of construction loans pending completion of additional construction, and interest reserves for all or part of the loans’ terms. As of December 31, 2009 and June 30, 2010, undisbursed loans-in-process and interest reserves balances were as follows:

	December 31, 2009			June 30, 2010
	Loans Held	Loans Held		Loans Held	Loans Held
	to Maturity	for Sale	Total	to Maturity	for Sale	Total
Undispersed Loans-in-process per Note Agreement	$63,001	$-	$63,001	$-	$61,701	$61,701
Less: amounts not to be funded	(47,026)	-	(47,026)	-	(45,755)	(45,755)
Undispersed Loans-in-process per Financial Statements	$15,975	$-	$15,975	$-	$15,946	$15,946

A breakdown of loans-in-process expected to be funded is presented below:

	December 31,	June 30,
Loans-in-Process Allocation:	2009	2010
Construction/Operations Commitments	$3,731	$3,176
Unfunded Interest Reserves	7,524	6,820
Deferred Loan Fees due to Manager	2,360	-
Reserve for Protective Advances	654	4,244
Taxes and Other	1,706	1,706
Total Loan-in-Process	$15,975	$15,946

While the contractual amount of unfunded loans in process and interest reserves totaled $63,001 and $61,701 at December 31, 2009 and June 30, 2010, respectively, we estimate that we will fund approximately $15,946 subsequent to June 30, 2010. Of the $15,946 expected to be funded, $6,820 relates to unfunded interest reserves on a loan restructured in December 2009 (which is a non-cash commitment), $3,176 relates to anticipated borrower construction or operating costs, $1,706 relates to tax related reserves, and $4,244 relates to reserves for protective advances not required under the terms of the loan agreement but that we expects to fund to protect our interest in the asset. The difference of $45,755, which is not expected to be funded, relates to loans that are in default, loans that have been modified to lower the funding amount, and loans whose funding is contingent on various project milestones, many of which have not been met to date and are not expected to be met given current economic conditions. Accordingly, these amounts are not reflected as funding obligations in the accompanying consolidated balance sheet. With available cash and cash equivalents of $3,537 at June 30, 2010, scheduled loan payoffs, the suspension of member redemptions, the suspension of new loan request funding, debt financing secured for the Company, and other available sources of liquidity, including potential loan participations, loan sales or sales of real estate owned assets, we expect to meet our obligation to fund these undisbursed amounts in the normal course of business. See Note 1 for discussion of the Company’s liquidity.

At December 31, 2009, one of the Company’s borrowers had established unfunded interest reserves, no borrowers had funded interest reserves, and one borrower prepaid interest on the related note through the conveyance of certain real estate, and the remaining 53 of the Company’s borrowers were obligated to pay interest from their own alternative sources. At June 30, 2010, three of the Company’s borrowers had established unfunded interest reserves, no borrowers had funded interest reserves available, and 44 of the Company’s borrowers were obligated to pay interest from their own alternative sources. As noted in the table above, we had $6,820 of remaining interest reserves on three loans totaling $31,902 at June 30, 2010.

IMH FINANCIAL CORPORATION
(formerly known as IMH Secured Loan Fund, LLC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)
(In thousands except unit and share data)

NOTE 12 – COMMITMENTS AND CONTINGENCIES – (continued)

During the six months ended June 30, 2009 and 2010, the Company recognized $5,202 and $11 respectively, in mortgage loan interest which was satisfied by the use of unfunded interest reserves, which represented approximately 29.6% and 1.2% of total mortgage loan interest income for the periods, respectively. During the three months ended June 30, 2009 and 2010, the Company recognized $1,940 and $6 respectively, in mortgage loan interest which was satisfied by the use of unfunded interest reserves, which represented approximately 34.5% and 1.5% of total mortgage loan interest income for the periods, respectively. Additionally, during the six months ended June 30, 2009 and 2010, the Company recognized $7,146 and $0, respectively, in mortgage loan interest which was satisfied by the use of funded interest reserves, which represented approximately 40.7% and 0% of total mortgage loan interest income for the periods, respectively. During the three months ended June 30, 2009 and 2010, the Company recognized $1,107and $0, respectively, in mortgage loan interest which was satisfied by the use of funded interest reserves, which represented approximately 18.1% and 0% of total mortgage loan interest income for the periods, respectively.

We may be a party to litigation as the plaintiff or defendant in the ordinary course of business in connection with loans that go into default, or for other reasons, including, without limitation, potential claims or judicial actions relating to the Conversion Transactions. While various asserted and unasserted claims exist, resolution of these matters cannot be predicted with certainty, and we believe, based upon currently available information, that the final outcome of such matters will not have a material adverse effect, if any, on our results of operations or financial condition.

Following the suspension of certain of our activities, including the suspension of member redemptions, certain of the members of the Fund requested that their redemption requests be honored due to financial hardships or other reasons. In each instance, we responded that we will not grant those requests and we are treating all members uniformly. While we have not been served with any lawsuits from members, certain members have filed grievances with the SEC and other regulatory agencies related to our administration of the Fund (including regarding our suspension of redemptions), and these members’ disapproval of the Conversion Transactions.

After we filed the initial Registration Statement on Form S-4 with the SEC on December 30, 2009, or the Form S-4, in connection with the Conversion Transactions, various disputes have arisen relating to the consent solicitation/prospectus and the proposed transactions contained therein.

Three proposed class action lawsuits were filed in the Delaware Court of Chancery (May 26, 2010, June 15, 2010 and June 17, 2010) against us and our affiliated named individuals and entities. The May 26 and June 15, 2010 lawsuits contain similar allegations, claiming that fiduciary duties owed to Fund members and to the Fund were breached because the Conversion Transactions were unfair to Fund members, constitute self-dealing and because the Form S-4 and/or information provided about the Form S-4 or Conversion Transactions are false and misleading. The June 17, 2010 lawsuit focuses on whether the Conversion Transactions constitute a “roll up” transaction under the Fund’s operating agreement, and seeks damages for breach of the operating agreement. We and our affiliated named individuals and entities dispute these claims and will defend vigorously against these actions.

An action was filed on June 14, 2010 by Fund members Ronald Tucek and Cliff Ratliff, as well as LGM Capital Partners, LLC (also known as The Committee to Protect IMH Secured Loan Fund, LLC) in the Delaware Court of Chancery against us and affiliated named individuals and entities. The June 14, 2010 lawsuit claims that that fiduciary duties and the duty of disclosure owed to Fund members and to the Fund were breached because the Conversion Transactions were unfair to Fund members, constitute self-dealing and because the Form S-4 and/or information provided about the Form S-4 or Conversion Transactions are false and misleading. We and our affiliated named individuals and entities dispute these claims and will defend vigorously against this action.

IMH FINANCIAL CORPORATION
(formerly known as IMH Secured Loan Fund, LLC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)
(In thousands except unit and share data)

NOTE 12 – COMMITMENTS AND CONTINGENCIES – (continued)

A lawsuit was filed in the Superior Court of California, County of Santa Barbara and served on June 1, 2010 by a purported Fund member, Barney Weinman, against the Manager and individuals and entities associated with a broker dealer that placed Weinman with the Fund. This action alleges that the broker dealer who placed Weinman in the Fund did so in breach of his fiduciary duties to Weinman, and also alleges that the Manager knew that the Fund’s business was declining and that redemptions would be frozen, but failed to disclose that to Weinman. The action seeks return of his investment and damages. We dispute these claims and will defend vigorously against this action.

The Company is subject to oversight by various state and federal regulatory authorities, including, but not limited to, the Arizona Corporation Commission, or ACC, the Arizona Department of Revenue, the Arizona Department of Financial Institutions (Banking), the SEC and the Internal Revenue Service, or IRS.

We believe that we have always been, and currently are, in compliance with all regulations that materially affect us and our operations, and that we have acted in accordance with our operating agreement prior to its termination as a result of the Conversion Transactions. However, there can be no guarantee that this is the case or that the above-described or other matters will be resolved favorably, or that we or our affiliates may not incur significant legal and other defense costs, damage or settlement payments, regulatory fines, or limitations or prohibitions relating to our or our affiliates’ business activities, any of which could harm our operations

We received notice from the SEC on June 8, 2010 that it is conducting an investigation related to us, as well as requests for documents. It is unclear at this time what subject matters the SEC investigation will encompass. From the SEC’s requests for documents, it appears, however, that the SEC is interested in broker dealer transactions and relationships. Our present intention is to work cooperatively with the SEC in its investigation, but we do not believe that we have violated any federal securities laws.

Our income tax returns have not been examined by taxing authorities and all statutorily open years remain subject to examination.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our Management’s Discussion and Analysis of Financial Condition and Results of Operations and the audited financial statements and accompanying notes as of and for the year ended December 31, 2009 included in our previously filed Annual Report on Form 10-K/A (“Form 10-K/A”), and with the unaudited interim consolidated financial statements and accompanying notes included in this Quarterly Report on Form 10-Q (“Form 10-Q”). Undue reliance should not be placed upon historical financial statements since they are not indicative of expected results of operations or financial condition for any future periods.

Forward-Looking Statements

This Form 10-Q contains certain forward-looking statements. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. In some cases, you can identify forward looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “likely,” “may,” “plan,” “potential,” “should” and “would” or the negative of these terms or other comparable terminology.

The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us or are within our control. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. You should carefully consider these risks, along with the following factors that could cause actual results to vary from our forward-looking statements:

•
Various disputes have arisen regarding the Conversion Transactions, and we are a named defendant in three class-action proceedings and a separate suit initiated by two members of the Fund. Additionally, the SEC has notified us that it is conducting an investigation related to us. We cannot predict when or how these matters will be resolved and we could be subject to significant money damages, which could harm our business and results of operations;

•
The decline in economic conditions and disruptions to markets may not improve for the foreseeable future, which could cause us to suffer continuing operating losses, adversely affect our liquidity and create other business problems for us;

•
We are subject to the risk that, despite recent actions and proposals by the U.S. government and governments around the world, the economy and real estate and other markets will not improve, which could continue to harm our ability to sell or dispose of the assets we own and the ability of our borrowers to pay obligations under, or repay our commercial mortgage loans on maturity or obtain take-out financing in a timely manner, on reasonable terms, or at all, which would harm our liquidity and operating results;

•
We believe that our ability to continue as a “going concern” for the next 12 months is predicated on our ability to dispose of certain assets and access the proceeds from the credit we recently entered into;

•
The suspension of certain of our activities resulting from current market conditions and our liquidity status may persist for an extended period of time, and we may not resume historical levels of activities, or at all;

•
If our liquidity continues to dissipate and we are unable to meet our obligations, we may be forced to sell certain of our assets for a price at or below the current book value of the assets, which could result in a loss to us;

•
We are subject to risks generally associated with the lending to, and ownership of, real estate related assets, including changing economic conditions, environmental risks, unforeseen statutory and regulatory changes, the cost of and ability to obtain insurance and risks related to developing and leasing of properties;

•
Real estate assets we may acquire in foreclosure or through other means are generally non-earning assets that would correspondingly reduce the distributable yield to our investors, if any. In the event of foreclosure, we would also be responsible for the payment of past due property taxes, a liability not currently recorded, which approximates $8.3 million as of June 30, 2010. Moreover, the ultimate disposition of such assets may not occur for an extended period of time or at prices we seek, which would harm our liquidity;

•
As a commercial real estate mortgage lender, we are subject to a variety of external forces that could harm our operations and results, including, without limitation, fluctuations in interest rates, fluctuations in economic conditions (which are exacerbated by our limited geographic diversity), and the effect that regulators or bankruptcy courts could have on our operations and rights as a secured commercial real estate mortgage lender;

•
Our commercial real estate mortgage loans, which are not guaranteed by any government agency, are risky and are not sold on any well established secondary market, and the underwriting standards that we previously utilized may not be sufficient to protect stockholders from our borrowers’ loan defaults or to ensure that sufficient collateral, including collateral pledged by guarantors, will exist to protect our stockholders from any such defaults in the context of the continued market stress currently applicable in the real estate sector; and

•
Our directors and executive officers may have conflicts of interest, including, without limitation, competing demands upon their time and their involvement with other activities, all of which could result in less time spent developing and managing our business.

Except to the extent required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the events described by our forward-looking statements might not occur. We qualify any and all of our forward-looking statements by these cautionary factors. Please keep this cautionary note in mind as you read this Form 10-Q and the documents incorporated by reference into this Form 10-Q.

Overview of the Business

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

We combine traditional credit analysis typically performed by banks with the property valuation techniques used by developers to produce a more comprehensive investment decision process. In addition to the property appraisal and underwriting process performed by traditional bank lenders, we build and stress test a property specific valuation model for each real estate acquisition we make, based upon, among other factors, acquisition price, carrying cost, development time, potential cost and time overruns, absorption rate, existing and potential rental rates, existing and known planned competing properties, market trends and exit strategy. We test these assumptions with a combination of field inspections and local market analysis, as well as financial, physical, legal and environmental due diligence. Through this process we have built a portfolio of real estate assets consisting of commercial mortgage loans and owned property with carrying values as of June 30, 2010, of $167.6 million and $105.4 million, respectively, that we believe has the potential for appreciation in a recovering market.

We intend to continue to focus our future activities primarily on the following asset classes, which we consider to be our target assets:

•	acquiring, managing originating, marketing and selling whole commercial mortgage loans, which may be performing, distressed or non-performing loans;

•	purchasing and selling participating interests in such commercial real estate mortgage loans; and

•	originating and selling bridge loans.

We also may, from time to time, acquire other types of real estate and real estate-related debt assets as attractive opportunities continue to emerge in the existing economic environment. As real estate conditions improve, we believe our experience, industry knowledge and comprehensive underwriting process will allow us to refocus on our business model of acquiring and originating short-term senior secured mortgage loans for sale or participation.

On June 18, 2010, we became an internally managed real estate finance company formed through the conversion of IMH Secured Loan Fund, LLC, or the Fund, into a Delaware corporation named IMH Financial Corporation and the acquisition by IMH Financial Corporation of Investors Mortgage Holdings Inc., or the Manager, and IMH Holdings, LLC, or Holdings.

Recent Events and Response

We have experienced significant financial strain since the decline in the credit and real estate markets that began in the latter part of 2008. To address our financial condition, the Company entered into an agreement with the Manager and its stockholders, and Holdings, and its members, pursuant to which the Fund converted into a Delaware corporation named IMH Financial Corporation, and IMH Financial Corporation acquired all of the equity interests in the Manager, and Holdings. We refer to these transactions as the Conversion Transactions. On May 10, 2010, the agreement was amended to provide that for the period January 1, 2010 through the date of consummation of the Conversion Transactions, any consolidated net losses of the Manager and Holdings were to be allocated to the stockholders of the Manager and members of Holdings. To address the allocation of such net loss to the Manager and Holdings, the number of shares to be issued to the stockholders of the Manager and members of Holdings in connection with the Conversion Transactions were reduced, on a pro rata basis, by one share for each $20 of the allocated net loss. The Fund received member approval to consummate the Conversion Transactions which were effected on June 18, 2010. We believe the Conversion Transactions will:

•	position us to become a publicly traded corporation listed on the New York Stock Exchange;

•	create the opportunity for liquidity for members;

•	cause us to be internally managed, which will eliminate conflicts and more fully align our interests with those of the Manager and Holdings;

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

Since the Conversion Transactions have been consummated, the Manager is now internalized, the former executive officers and employees of the Manager are now our executive officers and employees and have assumed the duties previously performed by the Manager, and we will no longer pay management fees to the Manager and are entitled to retain all management, origination fees, gains and basis points previously allocated to the Manager. Holdings is a holding company for two wholly-owned subsidiaries, IMH Management Services, LLC, an Arizona limited liability company, and SWI Management, LLC, an Arizona limited liability company. IMH Management Services, LLC provides us and our affiliates with human resources and administrative services, including the supply of employees, and SWI Management, LLC, or SWIM acts as the manager for the Strategic Wealth & Income Company, LLC, or the SWI Fund.

Selected Financial Data

The following table presents select financial and operating data for the periods indicated. The summary financial data was derived from our audited and unaudited financial statements and other financial records. All dollar amounts are expressed in thousands, except share and per unit data.

	As of and for			(Unaudited)
	the Year Ended	As of and for the Six		As of and for the Three
	December 31,	Months Ended June 30,		Months Ended June 30,
	2009	2009	2010	2009	2010
Summary balance sheet items
Cash and cash equivalents	$963	$3,480	$3,537	$3,480	$3,537
Mortgage loan principal outstanding	$544,448	$607,471	$517,138	$607,471	$517,138
Allowance for credit loss / valuation allowance	$(330,428)	$(282,910)	$(349,518)	$(282,910)	$(349,518)
Mortgage loans, net	$214,020	$324,561	$167,620	$324,561	$167,620
Real estate owned	$104,231	$74,260	$105,431	$74,260	$105,431
Total assets	$337,796	$418,654	$297,416	$418,654	$297,416
Total liabilities	$15,928	$8,092	$23,943	$8,092	$23,943
Retained earnings (accumulated deficit)	$(408,515)	$(319,821)	$(453,561)	$(319,821)	$(453,561)
Common stock	$-	$-	$168	$-	$168
Additional Paid in Capital	$-	$-	$726,866	$-	$726,866
Members' capital, net of redemptions	$730,383	$730,383	$-	$730,383	$-
Total owners' equity	$321,868	$410,562	$273,473	$410,562	$273,473

Summary income statement
Mortgage loan interest	$21,339	$17,559	$956	$5,621	$434
Total revenue	$22,522	$17,595	$1,942	$5,621	$935
Operating expenses	$9,433	$3,276	$8,453	$2,378	$4,594
Provision for credit losses	$79,299	$-	$27,550	$-	$27,550
Impairment of assets	$8,000	$-	$10,985	$-	$10,985
Total costs and expenses	$96,999	$3,378	$46,988	$2,481	$43,129
Net earnings (loss)	$(74,477)	$14,217	$(45,046)	$3,140	$(42,194)

Owners Related items
Number of member accounts	4,772	4,735	-	$4,735	-
Average Member account balance	$67	$87	$-	$87	$-
Distributions to members (including distributions reinvested)	$11,706	$11,706	$-	$2,015	$-
Book value per member unit/share	$4,406.86	$5,621.20	$-	$5,621.20	$-
Net distributions to Members per weighted average membership units/share	$160.27	$160.27	$-	$27.60	$-
Net earnings (loss) per weighted average member unit/share	$(1,019.70)	$194.64	N/A	$43.00	N/A
Earnings (loss) from continuing operations per weighted average member unit/share	$175.55	$194.64	$-	$43.00	$-
Pro forma Net earnings (loss) per share	N/A	$0.88	$(2.79)	$0.20	$(2.61)
Loan related items
Note balances originated	$47,557	$392	$80	$-	$80
Number of notes originated	3	1	1	$-	1
Average note balance originated	$15,852	$392	$80	N/A	$80
Number of loans outstanding	55	60	47	60	47
Average loan carrying value	$3,891	$5,409	$3,566	$5,409	$3,566
% of portfolio principal – fixed interest rate	50.4%	45.1%	53.1%	45.1%	53.1%
Weighted average interest rate – fixed	9.8%	11.0%	9.8%	11.0%	9.8%
% of portfolio principal – variable interest rate	49.6%	54.9%	46.9%	54.9%	46.9%
Weighted average interest rate – variable	12.9%	12.7%	13.0%	12.7%	13.0%
Principal balance % by state:
Arizona	55.5%	53.9%	63.0%	53.9%	63.0%
California	28.3%	17.5%	26.8%	17.5%	26.8%
Texas	3.2%	15.5%	0.0%	15.5%	0.0%
Idaho	5.0%	3.7%	3.7%	3.7%	3.7%
Other	8.0%	9.4%	6.5%	9.4%	6.5%
Total	100.0%	100.0%	100.0%	100.0%	100.0%

	As of and for			(Unaudited)
	the Year Ended	As of and for the Six		As of and for the Three
	December 31,	Months Ended June 30,		Months Ended June 30,
	2009	2009	2010	2009	2010
Credit Quality
Extension fees included in mortgage loan principal	$18,765	$13,011	$18,181	$11,157	$18,721
Interest payments over 30 days delinquent	$7,530	$7,913	$7,381	$7,913	$7,381
Loans past scheduled maturity	34	32	28	$32	28
Principal balance of loans past scheduled maturity	$347,135	$360,963	$323,027	$360,963	$323,027
Number of loans in non accrual status	46	40	43	$40	43
Carrying value of loans in non accrual status	$192,334	$171,335	$173,252	$171,335	$173,252

	December 31,		June 30,
	2008	2009	2010
	(in thousands)
Average Balance Sheets*
Cash and cash equivalents	$78,379	$7,719	$2,784
Mortgage loan principal outstanding	551,174	584,551	527,042
Allowance for credit loss / valuation allowance	(70,290)	(306,712)	(333,972)
Mortgage loans, net	480,884	277,840	193,070
Real estate owned, net	45,055	79,292	109,997
Other assets	10,808	18,884	19,815
Total assets	$615,126	$383,735	$325,666

Total liabilities	21,184	9,517	20,880
Total owners'equity	593,942	374,218	304,786
Total liabilities and owners' equity	$615,126	$383,735	$325,666

* The average balance sheets were computed using the quarterly average balances during each fiscal period presented.

			Six Months
	Years Ended December 31,		Ended June 30,
	2008	2009	2010
Analysis of Mortgage Loan Income by Loan Classification

Pre-entitled Land:
Held for Investment	$780	$60	$-
Processing Entitlements	20,145	6,977	60
Entitled Land:
Held for Investment	14,262	2,385	-
Infrastructure under Construction	5,586	2,163	226
Improved and Held for vertical Construction	5,656	1,384	139
Construction and Existing Structures:
New Structure - Construction in process	10,976	1,058	531
Existing Structure Held for Investment	2,825	1,201	-
Existing Structure- Improvements	5,267	6,111	-
Total Mortgage Loan Income	$65,497	$21,339	$956

	December 31,		June 30,
	2008	2009	2010

Average Mortgage Loan Balances by Loan Classification*
Pre-entitled Land:
Held for Investment	$5,673	$12,478	$13,155
Processing Entitlements	198,886	193,261	185,648
Entitled Land:
Held for Investment	117,468	116,521	95,261
Infrastructure under Construction	59,192	66,399	69,863
Improved and Held for vertical Construction	43,208	47,909	46,556
Construction and Existing Structures:
New Structure - Construction in process	52,480	40,329	44,624
Existing Structure Held for Investment	26,839	26,394	15,902
Existing Structure- Improvements	47,428	81,260	56,033
Total Average Mortgage Loan Balances	$551,174	$584,551	$527,042

* Amounts were computed using the quarterly average balances during each fiscal period presented

	December 31,		June 30,
	2008	2009	2010
Average Yield***

Pre-entitled Land:
Held for Investment	13.7%	0.5%	0.0%
Processing Entitlements	10.1%	3.6%	0.0%
Entitled Land:
Held for Investment	12.1%	2.0%	0.0%
Infrastructure under Construction	9.4%	3.3%	0.3%
Improved and Held for vertical Construction	13.1%	2.9%	0.3%
Construction and Existing Structures:
New Structure - Construction in process	20.9%	2.6%	1.2%
Existing Structure Held for Investment	10.5%	4.6%	0.0%
Existing Structure- Improvements	11.1%	7.5%	0.0%
Overall Average Yield	12.1%	3.7%	0.1%

*** Average Yield is computed using Mortgage Loan Income by Loan Classification as a percent of Average Mortgage Loan Balances by Loan Classification
Note: Overall Average Yields have decreased due to loans being placed in non-accrual status

Return on Equity and Assets Ratio
Return on assets	(42.0)%	(19.4)%	3.4%
Return on equity	(43.5)%	(19.9)%	3.6%
Dividend payout ratio	(24.8)%	(15.7)%	0.0%
Equity to assets ratio	96.6%	97.5%	93.6%

(in Thousands)	As of and for the Year ended December 31,				June 30,
	2006	2007	2008	2009	2010
Principal Balanaces Outstanding by Loan Classifications
Pre-entitled Land:
Held for Investment	$-	$-	$7,178	$13,834	$12,816
Processing Entitlements	145,219	203,166	200,902	185,608	185,668
Entitled Land:
Held for Investment	41,894	135,060	114,307	101,942	91,922
Infrastructure under Construction	17,621	60,037	57,908	69,839	69,877
Improved and Held for vertical Construction	29,388	14,800	54,486	47,227	45,127
Construction and Existing Structures:
New Structure - Construction in process	16,316	70,864	43,814	46,325	43,649
Existing Structure Held for Investment	8,177	26,870	37,482	23,640	12,046
Existing Structure- Improvements	-	-	97,777	56,033	56,033
Total Principal Balanaces Outstanding by Loan Classifications	$258,615	$510,797	$613,854	$544,448	$517,138

Allocation of Allowance for Credit Loss / Valuation Allowance by Loan Classification
Pre-entitled Land:
Held for Investment	$-	$-	$(3,242)	$(9,623)	$(10,961)
Processing Entitlements	-	(1,900)	(122,266)	(134,742)	(152,521)
Entitled Land:
Held for Investment	-	-	(79,279)	(80,750)	(82,370)
Infrastructure under Construction	-	-	(24,863)	(39,441)	(40,280)
Improved and Held for Vertical Construction	-	-	(38,522)	(28,696)	(28,667)
Construction & Existing Structures:
New Structure - Construction in-process	-	-	(28,547)	(30,106)	(32,781)
Existing Structure Held for Investment	-	-	(2,954)	(7,070)	(1,936)
Existing Structure - Improvements	-	-	(637)	-	-
Allowance for Credit Loss / Valuation Allowance	$-	$(1,900)	$(300,310)	$(330,428)	$(349,518)

Rollforward of Allowance for Credit Loss / Valuation Allowance by Loan Classifications

Balance at the beginning of period	$-	$-	$(1,900)	$(300,310)	$(330,428)

Additions to Allowance for Credit Loss / Valuation Allowance
Pre-entitled Land:
Held for Investment	$-	$-	$-	$(6,381)	$(1,338)
Processing Entitlements	-	(1,900)	(117,567)	(24,851)	(17,779)
Entitled Land:
Held for Investment	-	-	(91,735)	(9,851)	(5,893)
Infrastructure under Construction	-	-	(30,338)	(11,990)	(839)
Improved and Held for Vertical Construction	-	-	(13,249)	801	29
Construction & Existing Structures:
New Structure - Construction in-process	-	-	(38,157)	(3,218)	(3,758)
Existing Structure Held for Investment	-	-	(4,361)	(4,116)	2,028
Existing Structure - Improvements	-	-	(593)	(19,693)	-
Total provision for credit losses	$-	$(1,900)	(296,000)	$(79,299)	$(27,550)

Charge-Offs:
Pre-entitled Land:
Processing Entitlements	$-	$-	$-	$12,375	$-
Entitled Land:
Held for Investment	-	-	-	8,380	4,272
Infrastructure under Construction	-	-	-	(2,588)	-
Improved and Held for Vertical Construction	-	-	-	9,025	-
Construction & Existing Structures:
New Structure - Construction in-process	-	-	-	1,659	1,082
Existing Structure Held for Investment	-	-	-	-	3,106
Existing Structure - Improvements	-	-	-	20,330	-
Total charge-offs	$-	$-	$-	$49,181	$8,460
Recoveries – None
Total Recoveries	$-	$-	$-	$-	$-
Net Charge-offs	$-	$-	$-	$49,181	$8,460
Net Change in Allowance for Credit Loss / Valuation Allowance	$-	$(1,900)	$(296,000)	$(30,118)	$(19,090)
Other changes to Allowance for Credit Loss / Valuation Allowance	-	-	(2,410)	-	-
Balance at end of period	$-	$(1,900)	$(300,310)	$(330,428)	$(349,518)

Ratio of net charge-offs during the period to average loans outstanding during the period	0.0%	0.4%	48.2%	5.5%	3.7%

	As of and for the Year ended December 31,				June 30,
	2006	2007	2008	2009	2010
Principal Balances Outstanding by Loan Classification
Pre-entitled Land:
Held for Investment	$-	$-	$7,178	$13,834	$12,816
Processing Entitlements	145,219	203,166	200,902	185,608	185,668
Entitled Land:
Held for Investment	41,894	135,060	114,307	101,942	91,922
Infrastructure under Construction	17,621	60,037	57,908	69,839	69,877
Improved and Held for vertical Construction	29,388	14,800	54,486	47,227	45,127
Construction and Existing Structures:
New Structure - Construction in process	16,316	70,864	43,814	46,325	43,649
Existing Structure Held for Investment	8,177	26,870	37,482	23,640	12,046
Existing Structure- Improvements	-	-	97,777	56,033	56,033
Total Loan Principal	$258,615	$510,797	$613,854	$544,448	$517,138

Scheduled Maturities

Scheduled Maturities - One year or less
Pre-entitled Land:
Held for Investment	$-	$-	$7,178	$13,834	$12,816
Processing Entitlements	145,219	203,166	195,168	185,608	185,668
Entitled Land:
Held for Investment	41,894	135,060	89,786	101,942	91,922
Infrastructure under Construction	17,621	60,037	57,908	27,953	27,957
Improved and Held for vertical Construction	29,388	14,800	13,904	47,227	45,127
Construction and Existing Structures:
New Structure - Construction in process	16,316	70,864	43,814	12,653	10,219
Existing Structure Held for Investment	8,177	26,870	37,482	23,641	12,046
Existing Structure- Improvements	-	-	97,777	-	-
Total Scheduled Maturities - One year or less	$258,615	$510,797	$543,017	$412,858	$385,755

Scheduled Maturities - One to five years
Pre-entitled Land:
Processing Entitlements	$-	$-	$5,735	$-	$-
Entitled Land:
Held for Investment	-	-	24,520	-	-
Infrastructure under Construction	-	-	-	41,886	41,920
Improved and Held for vertical Construction	-	-	40,582	-	-
Construction and Existing Structures:
New Structure - Construction in process	-	-	-	33,671	33,430
Existing Structure- Improvements	-	-	-	56,033	56,033
Total Scheduled Maturities - One to five years	$-	$-	$70,837	$131,590	$131,383
Total Loan Principal	$258,615	$510,797	$613,854	$544,448	$517,138

	As of and for the Year ended December 31,				June 30,
	2006	2007	2008	2009	2010
Scheduled Maturities - One to Five Years by Interest Type
Fixed Interest Rates
Pre-entitled Land:
Processing Entitlements	$-	$-	$1,929	$-	$-
Entitled Land:
Held for Investment	-	-	3,500	-	-
Infrastructure under Construction	-	-	-	41,886	-
Improved and Held for vertical Construction	-	-	10,461	-	-
Construction and Existing Structures:
New Structure - Construction in process	-	-	-	32,053	33,088
Existing Structure- Improvements	-	-	-	56,033	56,033
Total Scheduled Maturities - Fixed interest rate	$-	$-	$15,890	$129,972	$89,121
Variable Interest Rates
Pre-entitled Land:
Processing Entitlements	$-	$-	$3,807	$-	$-
Entitled Land:
Held for Investment	-	-	21,020	-	-
Infrastructure under Construction	-	-	-	-	41,920
Improved and Held for vertical Construction	-	-	30,120	-	-
Construction and Existing Structures:					-
New Structure - Construction in process	-	-	-	1,618	342
Total Scheduled Maturities - Variable interest rate	$-	$-	$54,947	$1,618	$42,262
Total Loan Principal due One to Five Years	$-	$-	$70,837	$131,590	$131,383

	December 31,				June 30,
	2006	2007	2008	2009	2010

Performing Loans
Pre-entitled Land:
Processing Entitlements	$131,318	$119,175	$146,460	$-	$-
Entitled Land:
Held for Investment	41,893	135,060	37,146	-	-
Infrastructure under Construction	17,621	44,557	40,653	7,645	-
Improved and Held for vertical Construction	29,388	14,800	35,102	-	-
Construction and Existing Structures:
New Structure - Construction in process	16,317	45,087	6,694	4,805	2,574
Existing Structure Held for Investment	8,177	18,620	23,393	-	-
Existing Structure- Improvements	-	-	97,777	-	-
Total Performing Loans	$244,714	$377,299	$387,225	$12,450	$2,574

Loans in Default - Non-Accrual
Pre-entitled Land:
Held for Investment	$-	$-	$-	$13,834	$12,815
Processing Entitlements	-	64,743	46,636	185,608	185,668
Entitled Land:
Held for Investment	-	-	3,300	101,942	91,922
Infrastructure under Construction	-	-	17,255	62,194	69,877
Improved and Held for vertical Construction	-	-	14,632	40,051	45,127
Construction and Existing Structures:
New Structure - Construction in process	-	2,253	13,800	39,102	39,959
Existing Structure Held for Investment	-	8,250	-	23,640	12,046
Existing Structure- Improvements	-	-	-	56,033	56,033
Total Loans in Default - Non-Accrual	$-	$75,246	$95,623	$522,404	$513,447

Loans in Default - Other
Pre-entitled Land:
Held for Investment	$-	$-	$7,178	$-	$-
Processing Entitlements	13,901	19,247	7,806	-	-
Entitled Land:
Held for Investment	-	-	73,861	-	-
Infrastructure under Construction	-	15,480	-	-	-
Improved and Held for vertical Construction	-	-	4,752	7,176	-
Construction and Existing Structures:
New Structure - Construction in process	-	23,525	23,320	2,418	1,117
Existing Structure Held for Investment	-	-	14,089	-	-
Total Loans in Default - Other	$13,901	$58,252	$131,006	$9,594	$1,117
Total Loans in Default	$13,901	$133,498	$226,629	$531,998	$514,564

Total Loan Principal	$258,615	$510,797	$613,854	$544,448	$517,138

Loans in Default by Basis for Default
Loans past maturity date
Pre-entitled Land:
Held for Investment	$-	$-	$7,178	$13,834	$12,815
Processing Entitlements	13,901	83,990	52,791	181,802	181,861
Entitled Land:
Held for Investment	-	-	73,714	80,922	70,898
Infrastructure under Construction	-	15,480	17,255	20,308	27,957
Improved and Held for vertical Construction	-	-	8,923	17,106	9,966
Construction and Existing Structures:
New Structure - Construction in process	-	25,778	36,246	9,522	7,484
Existing Structure Held for Investment	-	8,250	14,089	23,641	12,046
Existing Structure- Improvements	-	-	-	-	-
Total past maturity date	$13,901	$133,498	$210,196	$347,135	$323,027
Loans past due on interest
Pre-entitled Land:
Processing Entitlements	$-	$-	$1,650	$3,807	$3,807
Entitled Land:
Held for Investment	-	-	3,447	21,020	21,025
Infrastructure under Construction	-	-	-	41,886	41,920
Improved and Held for vertical Construction	-	-	10,461	30,120	35,161
Construction and Existing Structures:
New Structure - Construction in process	-	-	875	31,998	33,591
Existing Structure- Improvements	-	-	-	56,033	56,033
Total past due on interest	$-	$-	$16,433	$184,864	$191,537

Total loans in default by basis of default	$13,901	$133,498	$226,629	$531,999	$514,564

Analysis of Changes in Mortgage Loan Income

	June 30,			June 30,
	2009 Compared to 2008			2010 Compared to 2009
	Increase (Decrease) due to			Increase (Decrease) due to
	Volume	Rate	Net	Volume	Rate	Net
Pre-entitled Land:
Held for Investment	$848	$(1,142)	$(294)	$467	$(527)	$(60)
Processing Entitlements	(121)	(3,859)	(3,980)	(1,098)	(5,259)	$(6,356)

Entitled Land:
Held for Investment	1,819	(7,071)	(5,252)	(1,747)	(542)	$(2,289)
Infrastructure under Construction	708	(2,102)	(1,394)	952	(2,365)	$(1,413)
Improved and Held for vertical Construction	3,335	(5,245)	(1,910)	(347)	(492)	$(839)

Construction and Existing Structures:
New Structure - Construction in process	(2,541)	(3,298)	(5,839)	(216)	171	$(45)
Existing Structure Held for Investment	1,312	(1,541)	(229)	(1,052)	308	$(744)
Existing Structure- Improvements	9,933	(5,816)	4,117	(2,912)	(1,945)	$(4,857)
Total change in mortgage loan income	$15,293	$(30,074)	$(14,781)	$(5,952)	$(10,651)	$(16,603)

Changes in mortgage loan interest income are attributed to either a change in average balance (volume change) or changes in average rate (rate change) for mortgage loans on which interest is earned. Volume change is calculated as change in volume times the previous rate, while rate change is change in average rates times the previous volume. The rate/volume change, change in rate times change in volume, is allocated between volume and rate change at the ratio each bears to the absolute value of their total.

Results of Operations for the Six Months and Three Months Ended June 30, 2009 and 2010

Factors Affecting our Financial Results

General Economic Conditions Affecting the Real Estate Industry

The global and U.S. economies experienced a rapid decline in recent periods from which they have not yet recovered. The real estate, credit and other markets suffered unprecedented disruptions, causing many major institutions to fail or require government intervention to avoid failure, which has placed severe pressure on liquidity and asset values. These conditions were brought about largely by the erosion of U.S. and global credit markets, including a significant and rapid deterioration of the mortgage lending and related real estate markets. In this regard, we continue to operate under very difficult conditions.

Short-term bridge loans to facilitate real estate entitlement and development, and other interim financing, constitute the heart of our business model. This model relies on mortgage capital availability. However, we believe current market conditions have materially diminished the traditional sources of take-out financing on which our business model depends. We believe it will take 12-24 months or longer for markets and capital sources to begin to “normalize,” although there can be no assurance that the markets will stabilize in this timeframe or at all.  Economic conditions have continued to have a material and adverse impact on us. As of June 30, 2010, 44 of our 47 portfolio loans are in default, and 43 such loans are in non-accrual status. In addition, as of June 30, 2010, our cash and cash equivalents totaled $3.5 million and the valuation allowance on our loans totaled $349.5 million, representing 67.6% of the principal balance of such loans.  In addition, during the six months ended June 30, 2010, we foreclosed on five loans and took title to the underlying real estate with carrying values totaling $16.4 million at June 30, 2010. Also, subsequent to June 30, 2010, we foreclosed on an additional four loans with a carrying value at June 30, 2010 of $4.1 million. Moreover, we have taken enforcement action on 17 additional loans to date that we anticipate will result in foreclosure.

We continue to examine all material aspects of our business for areas of improvement and recovery on our assets. However, if the real estate market does not return to its historical levels of activity and credit markets do not re-open more broadly, we believe the realization of a full recovery of our cost basis is unlikely to occur in a reasonable time frame or at all, and we may be required to dispose of certain or all of our assets at a price significantly below our initial cost and possibly below current carrying values.

Revenues. We have historically generated income primarily from interest and fees on our mortgage loans, including default interest, penalties and fees, as well as interest income from money market, short-term investments or similar accounts in which we temporarily invest excess cash. We expect to generate additional revenues from loan originations, modification and processing historically retained by Manager as a result of the June 18, 2010 consummation of the Conversion Transactions.   In addition to our historical sources of revenue, we expect to generate revenues from disposition of existing and newly acquired assets and from the application of those proceeds as well as proceeds from our initial public offering in new assets.  We expect in the short-term that we will derive a greater proportion of our capital from dispositions of our real estate owned properties and from the disposition of loans and other assets we acquire than from the interest and fee income from commercial mortgage loans originated by us. As economic conditions improve, we expect interest and fee income from commercial mortgage loans to again become a greater focus for us, and for interest and fee income from commercial mortgage loans to become a greater portion of our revenues. We also expect to benefit from management fees for management services provided by a subsidiary of IMH Holdings to SWI Fund.

Mortgage Loan Income. Revenues generated from mortgage loan investments include contractual note rate interest, default interest and penalty fees collected, and accretion on loans acquired at a discount. Changes to the amount of our loan assets directly affect the amount of interest and fee income we are able to achieve. Due to the suspension of the funding of new loans effective October 1, 2008 (excluding financing of new loans in connection with the sale of collateral under existing loans or the sale of real estate owned assets), defaults on loans and foreclosures on loans, mortgage loan investment revenues have decreased in recent periods. As a result of the acquisition of the Manager effective June 18, 2010, we expect to also generate revenues from loan originations, processing and modifications.  Such amounts, net of direct costs, shall be amortized over the lives of the respective loans as an adjustment to yield using the effective interest method.   See the heading entitled “Trends in Interest Income and Effective Portfolio Yield.”

We also modified certain loans in our portfolio, which has resulted in an extended term of maturity on such loans of two years or longer and, in some cases, has required us to accept an interest rate reflective of current market rates, which are lower than in prior periods. We may decide to modify loans in the future in an effort, among other things, to seek to protect our collateral. Additionally, on a limited basis, we have financed the sale of loan collateral by existing borrowers to unrelated parties, and it is anticipated that we will engage in similar lending activities in the future. This effort effectively converted a non-performing loan into a performing loan. Although we have in the past modified certain loans by extending the maturity dates or changing the interest rates thereof on a case by case basis, we do not have in place at this time a specific loan modification program or initiative. Rather, as in the past, we may modify any loan, in our sole discretion, based on the then applicable facts and circumstances, including, without limitation: (i) our expectation that the borrower may be capable of meeting its obligations under the loan, as modified; (ii) the borrower’s perceived motivation to meet its obligations under the loan, as modified; (iii) whether we perceive that the risks are greater to us if the loan is modified, on the one hand, or not modified, on the other hand, and foreclosed upon; (iv) whether the loan is expected to become fully performing within some period of time after any proposed modification; (v) the magnitude of the equity cushion in the collateral, net of the loan, as modified; (vi) the creditworthiness of the guarantor of the loan; (vii) the particular borrower’s track record and financial condition; and (viii) market based factors regarding supply/demand variables bearing on the likely future performance of the collateral. In the future, we expect to modify loans on the same basis as above without any reliance on any specific loan modification program or initiative.

Rental Income.    Rental and other income is attributable to the foreclosure of certain loans secured by operating properties.  As we plan to dispose of our existing real-estate owned assets, we do not currently anticipate substantial future rental and related income in future periods, although we may receive rent and other income to the extent we foreclose on properties which generate operating income.  We anticipate an increase in rental  income as the occupancy level of the property improves.

Asset Disposition Income.    Revenues from asset dispositions have not historically been  a  significant component of revenues, but as we dispose of existing REOs and new REOs we acquire through the foreclosure of loans, we expect to realize revenue on the disposition of these assets to the extent they are sold above their carrying value, particularly over the next 18 months as we seek to market and sell substantially all of our existing loans and REO assets.  The recognition of revenues from such dispositions will depend on our ability to successfully market existing REOs and the timing of such sales.

Investment and Other Income. Interest income from investment and money market accounts is directly attributable to the average amount of cash available for short-term investment and interest rates. The decrease in cash in recent periods is attributable to the suspension of acceptance of new member investments, the use of cash to fund remaining loan commitments and distributions to members, and the decrease in loan payoffs. Given these factors and the perceived lack of available take-out financing available to our borrowers, we anticipate a decrease in cash and cash equivalents and a decrease in investment income in future periods unless we raise additional financing through debt, an initial public offering or otherwise. However, with the performing tenant note receivable, we anticipate an increase in investment and other interest income in future periods.

Defaults and Foreclosures.    Due to the decline of the economy and real estate and credit markets and our intent to proactively pursue foreclosure of loans in default so we can dispose of real estate owned assets, we anticipate defaults and foreclosures to continue, which will likely result in a further increase in non-accrual loans and real estate owned assets, which are non-interest earning assets.  As such, we anticipate a further decrease in our mortgage loan interest income until we invest the proceeds from an initial public offering or other debt or equity financing in new investments and begin generating returns from those investments.

Expenses.   As a result of the consummation of the Conversion Transactions, we have eliminated management fees previously incurred by us, but became responsible for expenses previously borne by the Manager that are not reflected in our historical financial statements prior to June 18, 2010. We paid direct expenses and costs, including management fees to the Manager, expenses or costs related to defaulted loans, foreclosure activities, or property acquired through foreclosure; and interest expense paid on loans that we have sold or participated, but for which we must account for as secured borrowings under current accounting guidance, but the Manager historically paid overhead and certain operating expenses, including compensation, benefit programs, rent and certain tax expenses.  Moreover, as a result of our suspension of certain activity in October 2008, certain costs that the Manager historically elected to pay on our behalf, although it was not required to pay, including various professional fees for consulting services, valuation services, legal and auditing services relating to public reporting related expenses, began to be paid by us in October 2008.  As a result of the Conversion Transactions and our expectations to resume new investments using the proceeds from the disposition of our existing assets and an initial public offering, we expect expenses to increase.

Operating Expenses for Real Estate Owned. Operating expenses for real estate owned assets include direct operating costs for such property, including property taxes, home owner association dues, property management fees, utilities, repairs and maintenance, licenses, depreciation and amortization, and other costs and expenses associated with the ownership of real estate, and other fees. We expect such costs and expenses to increase as we continue enforcement action on loans in default over the next few months, but expect decreases in such costs once we have disposed of existing real estate owned assets and redeployed the proceeds in income-earning assets.

Professional Fees.   Professional fees consist of outside consulting expenses, audit fees for public reporting related expenses, legal expenses, and valuation services.  We expect these fees to increase as we seek to complete an initial public offering and listing on national securities exchange and raise debt and equity financing for investment.

Management Fees.   We no longer pay the management fee historically paid to the Manager as a result of the June 18, 2010 consummation of the Conversion Transactions.  The management fee recorded in our historical financial statements was an annual fee equal to 0.25% of our “Earning Asset Base,” which is defined in our operating  agreement as  mortgage  loan  investments  held  by us  and  income-earning property acquired  through foreclosure and upon which income is being accrued under GAAP. Accordingly, when defaulted loans or foreclosed property entered into non-accrual status, or related income was not otherwise recorded, the loan was removed from the Earning Asset Base for purposes of computing management fees.

Default and Related  Expenses.   Default related expenses include direct expenses related to defaulted loans, foreclosure activities, or property acquired through foreclosure. These expenses include legal and other direct costs, as well as personnel and consulting costs directly related to defaulted loans and foreclosure activities. Because 44 of our 47 loans are currently in default and our intent to actively pursue foreclosures on loans in default, we anticipate an increase in our default related costs in future periods.

General and Administrative Expe nses. General and administrative expenses consist of various costs such as compensation and benefits for employees, rent, insurance, utilities and related costs.   Prior to the June 18, 2010 consummation of the Conversion Transactions, the Manager paid most of these expenses, but we paid the Manager a management fee for management services provided by the Manager.

Interest Expense.  Interest expense includes interest incurred in connection with loan participations issued to third parties, borrowings from the Manager and borrowings from various banks.  We expect interest expense to increase as we procure additional debt financing to fund our operations as well if we are successful in participating our loans with other lenders.

Depreciation and Amortization Expense. We record depreciation and amortization on property and equipment used in our operations.   This expense is expected to increase as we expand our business operations following the Conversion Transactions.

Provision for Credit Losses and Impairment Charges.   The provision for credit losses on the loan portfolio is based on our estimate of fair value, using data from, among other things, reports prepared by third party valuation firms, of the underlying collateral of the loan portfolio.  Impairment charges consist of charges to real estate owned in cases where the reduction in asset value is deemed to be other than temporary.  Current asset values have dropped significantly in many of the areas where we hold real estate or have a security interest in collateral securing our loans, which resulted in significant non-cash provisions for credit losses for the year ended December 31, 2008 and 2009 and the six months ended June 30, 2010. While we believe our current valuation allowance is sufficient to minimize future losses, we may be required to recognize additional provisions for credit losses in the future. We may also be required to recognize additional impairment losses on our REOs if our disposition plan for such assets change or as such assets are disposed of below their current carrying values. Currently all of our portfolio loans are held for sale and a limited portion of our REO assets are held for sale in our financial statements. However, following consummation of an initial public offering, we intend to actively market and sell a significant portion of or our currently-owned loans (in whole or in part) and real estate owned properties over the 12 to 18 months following an initial public offering as a means of pursuing our acquisition and origination objectives.

Going Concern, Liquidity and Capital Resources. We receive from borrowers all revenues and fees from loan originations, processing, servicing and extension. Due to unprecedented dislocations in the real estate and capital markets, we have incurred a significant reduction in loan payoffs from borrowers and an increase in delinquencies, non-performing loans and real estate owned, resulting in a substantial reduction of cash flows. Additionally, the suspension of our lending activities resulted in the loss of our primary historical revenue source although we may collect fees from time-to-time from the modification of existing loans or a portion of penalties or default fees. We have taken a number of measures to provide liquidity, including, among other things, efforts to sell whole loans and participate interests in certain loans in our portfolio, and to liquidate certain real estate. Nevertheless, we believe that the interim debt we have secured or are pursuing and other recent liquidity events, including the sale of certain loans and real estate held for sale, will provide the liquidity necessary to operate our business. Based on our operating plans, we believe that our cash and cash equivalents, coupled with our liquidity derived from debt we have secured and intend to secure and the marketing and sale of existing assets, will allow us to fund operations over the next 12 months. Our ability to grow revenues will depend in part on our success in accessing additional debt and equity capital for investment.

Although we have accessed bank lines of credit from time to time in the past and have secured limited financing to date, we have not historically relied on significant leverage or debt financing to fund our operations and investments, but we expect to incur indebtedness from time to time for investment, general corporate or working capital purposes.

Revenues (amounts in thousands)
	Six Months Ended June 30,				Three Months Ended June 30,
Revenues:	2009	2010	$ Change	% Change	2009	2010	$ Change	% Change
Mortgage Loan Income	$17,559	$956	$(16,603)	(94.6)%	$5,621	$434	$(5,187)	(92.3)%
Rental Income	-	833	833	N/A	-	424	424	N/A
Investment and Other Income	36	153	117	325.0%	-	77	77	N/A
Total Revenue	$17,595	$1,942	$(15,653)	(89.0)%	$5,621	$935	$(4,686)	(83.4)%

Mortgage Loan Income

During the six months ended June 30, 2010 income from mortgage loans was $956,000, a decrease of $16.6 million, or 94.6%, from $17.6 million for the six months ended June 30, 2009.  During the three months ended June 30, 2010 income from mortgage loans was $434,000, a decrease of $5.2 million, or 92.3%, from $5.6 million for the three months ended June 30, 2009.

The year over year decrease in mortgage loan income is attributable to the decrease in the income-earning portion of our loan portfolio. While the total loan portfolio was $607.5 million at June 30, 2009 as compared to $517.1 million at June 30, 2010, the income-earning asset balance decreased significantly from $87.6 million to $25.1 million for the same periods, respectively. Additionally, the average portfolio interest rate (including performing and nonperforming loans) was 11.89% per annum at June 30, 2009, as compared to 11.31% per annum at June 30, 2010.  As of June 30, 2010, 43 of our 47 portfolio loans were in non-accrual status, as compared to 32 out of 60 loans at June 30, 2009.  As such, in the absence of acquiring of originating new loans, we anticipate a further decrease in mortgage income in future periods.

Rental Income

During the six months ended June 30, 2010, we recognized rental income of $833,000 and none in the corresponding period in 2009. During the three months ended June 30, 2010, we recognized rental income of $424,000 and none in the corresponding period in 2009. Rents and other income resulted from the foreclosure of a loan in third quarter of 2009 secured by an operating medical office building. We anticipate an increase in rental income as the occupancy level of the property improves.

Investments and Other Income

During the six months ended June 30, 2010, investment and other income was $153,000, an increase of $117,000 or 325.0%, from $36,000 for the six months ended June 30, 2009. During the three months ended June 30, 2010, investment and other income was $77,000, as compared to none for the three months ended June 30, 2009. The net increase in investments and interest income is directly attributable to an increase in the average amount of cash available for short-term investment offset by interest earned on a note receivable from a tenant for tenant improvements made on one of our operating properties.  Given the general lack of available take-out financing accessible to our borrowers, we anticipate cash and cash equivalents to remain at minimal levels for the foreseeable future. However, with the performing tenant note receivable, we anticipate an increase in investment and other interest income in future periods.

Expenses (amounts in thousands)
	Six Months Ended June 30,				Three Months Ended June 30,
Expenses:	2009	2010	$ Change	% Change	2009	2010	$ Change	% Change
Operating Expenses for Real Estate Owned	$1,340	$2,547	$1,207	90.1%	$1,126	$1,020	$(106)	(9.4)%
Professional Fees	1,188	2,755	1,567	131.9%	880	1,356	476	54.1%
Management Fees	419	109	(310)	(74.0)%	170	45	(125)	(73.5)%
Default and Related Expenses	328	360	32	9.8%	202	154	(48)	(23.8)%
General and Administrative Expenses	-	209	209	N/A	-	209	209	N/A
Loss on Disposal of Real Estate	-	1,000	1,000	N/A	-	1,000	1,000	N/A
Interest Expense:
Borrowings from Fund Manager	103	39	(64)	(62.1)%	103	12	(91)	(88.3)%
Borrowings on Note Payable	-	801	801	N/A	-	584	584	N/A
Total Interest Expense	103	840	737	715.5%	103	596	493	478.6%
Depreciation and Amortization Expense	-	633	633	N/A	-	214	214	N/A
Provision for Credit Losses	-	27,550	27,550	N/A	-	27,550	27,550	N/A
Impairment charges	-	10,985	10,985	N/A	-	10,985	10,985	N/A
Total Provisions and Charges	-	38,535	38,535	N/A	-	38,535	38,535	N/A

Total Costs and Expenses	$3,378	$46,988	$43,610	1,291.0%	$2,481	$43,129	$40,648	1,638.4%

Operating Expenses for Real Estate Owned.  Operating expenses for real estate owned include direct operating costs for such properties including property taxes, home owner association dues, property management fees, utilities, repairs and maintenance, licenses, and other costs and expenses associated with the ownership of real estate properties. During the six months ended June 30, 2010 and 2009, operating expenses for real estate owned were $2.5 million and $1.3 million, respectively, an increase of $1.2 million or 90.1%.  During the three months ended June 30, 2010 and 2009, operating expenses for real estate owned were $1.0 million and $1.1 million, respectively, a decrease of $106,000 or 9.4%. The increase in operating expenses for real estate owned is attributable to the increasing number of properties acquired through foreclosures, including property taxes, home owner association dues, utilities, repairs and maintenance, and attributable to such properties during the period ended June 30, 2010.  We expect such costs and expenses to increase as we continue to exercise remedies on loans in default which will likely result in foreclosure.

Professional Fees. Professional fees consist of outside consulting expenses, valuation services, legal and accounting fees for public reporting related expenses.  During the six months ended June 30, 2010 and 2009, professional fees were $2.8 million and $1.2 million respectively, an increase of $1.6 million, or 131.9%.  During the three months ended June 30, 2010 and 2009, professional fees were $1.4 million and $880,000, respectively, an increase of $476,000 or 54.1%. The increase in these costs is attributed to the increasing defaults and foreclosures in our loan portfolio, the cost of valuation services provided in connection with our on-going evaluation of the portfolio, and the costs of public reporting, including requirements under the Sarbanes-Oxley Act and related requirements.  Also, certain costs that the Manager elected to pay in previous periods (but was not contractually required to pay), such as public reporting costs, are now being borne by us.  Additionally, we engaged the services of an outside consulting firm to assist in the determination of the specific asset disposition strategies. The consulting firm currently receives $112,000 per month for its services.   Additionally, we incurred unanticipated legal costs during the six months and three months ended June 30, 2010 in connection with our defense of the Conversion Transactions against various opposing parties.

Management Fees. During the six months ended June 30, 2010, management fee expense was $109,000 a decrease of $310,000 or 74.0%, from $419,000 for the six months ended June 30, 2009, respectively. During the three months ended June 30, 2010, management fee expense was $45,000, a decrease of $125,000, or 73.5%, from $170,000 for the three months end June 30, 2009, respectively.  Management fee expense as a percentage of total revenue was 2.4% and 5.6% for the six months ended June 30, 2009 and 2010, respectively.  During the three months ended June 30, 2009 and 2010, respectively, management fee expense as a percentage of our total revenue was 3.0% and 4.8%. The decrease in management fee expense for the six months ended June 30, 2010 is directly related to the significant decline in the “Earning Asset Base” of our loan portfolio at June 30, 2010 and 2009, respectively, as previously described.  The increase in management fees as a percentage of total revenue is attributed to the increase in “non-earning” or non-accrual assets and the timing in which such assets enter non-accrual status, which as described above, were removed from the asset base on which management fees were computed. With the acquisition of the Manager effective June 18, 2010, management fees will no longer be incurred.

Default and Related Expe nses. Default and related expenses include direct expenses related to defaulted loans, foreclosure activities, or property acquired through foreclosure.  Such direct costs include legal and other directs costs, as well as allocated personnel costs directly related to defaulted loans and foreclosure activities. During the six months ended June 30, 2010 and 2009, respectively, default related and other expenses were $360,000 and $328,000 respectively, an increase of $32,000 or 9.8%. During the three months ended June 30, 2010 and 2009, respectively, default related and other expenses were $154,000 and $202,000 respectively, a decrease of $48,000 or 23.8%.   The overall increase in default related expenses is attributable to the increasing defaults and foreclosures experienced by us in 2010 as compared to 2009.  Given that 44 of our 47 loans are currently in default, we anticipate an increase in default related costs in future periods.  However, the expected changes in these balances cannot be determined with certainty.

General and Administrative Expenses. In connection with the acquisition of the Manager effective June 18, 2010, we are now responsible for various general and administrative expenses previously incurred by the Manager, including, but not limited to rents, salaries, and other operational costs.  The amount of $209,000 reflects the actual expenses incurred for the period from the June 18, 2010 date of acquisition of the Manager through June 30, 2010. We anticipate such amounts will increase as we fully absorb all such costs going forward.

Loss on Disposal of Real Estate.  During the six and three months ended June 30, 2010, we sold a portion of real estate previously held for development generating net proceeds of $2.9 million.  Based on the allocation of our cost basis to the portion sold, we recognized a loss of $1,000.  No such transactions occurred during the six or three months ended June 30, 2009.

Interest Expense. Interest expense includes interest incurred in connection with loan participations issued to third parties, borrowings from the Manager and borrowings from banks. During the six months ended June 30, 2010, interest expense was $840,000 as compared to $103,000 interest expense for the six months ended June 30, 2009. During the three months ended June 30, 2010, interest expense was $596,000 as compared to $103,000 in interest expense for the three months ended June 30, 2009.  Interest expense for the six and three months ended June 30, 2010 was incurred in connection with the previous borrowings from the Manager and $15.4 million in notes payable, the majority of which were secured in the first quarter of 2010.

Provisions for Credit Losses and Impairment Charges.  Asset values continued to drop significantly in many areas where we hold real estate or have a security interest in collateral securing our loans which has resulted in significant non-cash provision for credit losses and impairment charges during the period ended June 30, 2010. Based on the valuation analysis performed on our loan portfolio during the quarters ended June 30, 2010, we recorded provision for credit losses of $27.6 million. In addition, for real estate owned assets, we performed an analysis to determine the extent of impairment in valuation for such assets deemed to be other than temporary. Based on our analysis, we recorded impairment charges in the amount of $11.0 million.  No provision for credit losses or impairment charges were recorded during the corresponding periods in 2009.  We will continue to evaluate our loan portfolio to determine the adequacy and appropriateness of the valuation allowance, and the valuation allowance may be adjusted accordingly.

Net Earnings (Loss)
(amounts in thousands)	Six Months Ended June 30,				Three Months Ended June 30,
	2009	2010	$ Change	% Change	2009	2010	$ Change	% Change
Net Earnings (Loss)	$14,217	$(45,046)	$(59,263)	(416.8)%	$3,140	$(42,194)	$(45,334)	(1,443.8)%

Net earnings (loss) consist of mortgage interest, rents and fee income reduced by management fee expense, default related expenses, operating expenses, professional fees, interest expense, provision for credit losses, impairment charges and other expenses. For the six months ended June 30, 2010, net loss totaled $45.0 million, a decrease of $59.3 million or 416.8%, from net earnings of $14.2 million for the six months ended June 30, 2009. For the three months ended June 30, 2010, net loss totaled $42.2 million, a decrease of $45.3 million or 1,443.8% from net earnings of $3.1 million for the three months ended June 30, 2009. The net loss is attributed to the decrease in our income-earning loan portfolio balances contributing to lower interest income and default fees, lower cash balances contributing to lower investment income, and an increase in default related, operating, professional fees, loss on sale of real estate provision for credit losses and impairment charges and other expenses incurred.

Unaudited Manager Fund-Related Income and Expense for the Interim Period Ended June 18, 2010

Prior to the acquisition of the Manager on June 18, 2010, in accordance with Article 14 of the operating agreement, the Manager received from borrowers, either directly or from loan proceeds, all revenue and fees from loan origination, processing, servicing and extension. For the six months ended June 30, 2009 and 2010, the Manager earned origination, processing and other related fees of approximately $4.5 million and $6,000, respectively, substantially all of which were earned on loans funded by the Fund.    The Manager earned no origination, processing and other related fees during the interim period ended June 18, 2010.

Effective October 1, 2008, we, among other things, suspended funding of new loans (although we may finance new loans in connection with the sale of collateral under existing loans or the sale of real estate owned assets). As substantially all of our loans were originated by the Manager, the Manager’s primary revenue source was also suspended. Further, due to the state of the United States economy and the real estate and credit markets, we cannot predict when loan originations and funding will re-commence, or whether, once commenced, our loan activity will return to historical levels, if ever.

In addition, prior to our acquisition of the Manager, our overhead and certain operating expenses were paid by the Manager, pursuant to the operating agreement. Such costs include payroll and direct costs associated with loan origination or related activities, as well as Member development and operations and other general overhead costs. Based on our estimates, during the six and three months ended June 30, 2009 and 2010, respectively, the Manager incurred Fund-related expenses as follows (in thousands):

	January 1 through	6 months ended	April 1 through	3 months ended
Fund-related Expenses Paid by Manager:	June 18, 2010	June 30, 2009	June 18, 2010	June 30, 2009
Operations-related expenses	$1,698	$2,777	$859	$929
Origination-related expenses	963	1,575	488	527
Total	$2,661	$4,352	$1,347	$1,456

The reduction in expenses from the three months ended June 30, 2009 as compared to the same period in 2010 is attributable to the reduction in lending activities and cost cutting measures employed by the Manager.

Changes in the Loan Portfolio Profile

As previously discussed, effective October 1, 2008, we elected to suspend certain of our activities, including the origination and funding of any new loans. Accordingly, our ability to make adjustments to our loan portfolio was significantly reduced. In addition, in an effort to seek to preserve our collateral, certain existing loans have been modified, often times by extending maturity dates, and, in the absence of available credit financing to repay our loans, we will likely modify additional loans in the future or foreclose on those loans.

Average Loan Size

Aside from one loan which was funded during the first quarter of 2009 totaling $392,000 in connection with the financing of a sale of certain collateral by an existing borrower to an unrelated party, and the restructure of certain loans for a borrower exiting bankruptcy in the fourth quarter of 2009, no new loans were originated during the remainder of 2009 or during the six months ended June 30, 2010. At December 31, 2009, the average principal balance for performing loans was $2.4 million, as compared to $922,000 at June 30, 2010. The low average note balance is a result of the majority of the loan portfolio that is in non-accrual status as of December 31, 2009 and June 30, 2010.

Geographic Diversification

While a large percentage of mortgage loans are supported by collateral that is located in Arizona and California, we also currently have loans in New Mexico, Texas, Idaho, Nevada and Utah, and previously in Texas and Nevada. As of December 31, 2009 and June 30, 2010, respectively, the geographic concentration of loan outstanding principal balances by state, follows (in thousands except percentages and unit data):

	December 31, 2009					June 30, 2010
	Oustanding	Allowance for	Net Carrying			Oustanding	Valuation	Net Carrying
	Principal	Credit Loss	Amount	Percent	#	Principal	Allowance	Amount	Percent	#
Arizona	$281,492	$(162,639)	$118,853	55.5%	26	$276,797	$(171,210)	$105,585	63.0%	23
California	181,390	(120,829)	60,561	28.3%	20	177,845	(132,971)	44,874	26.8%	19
New Mexico	5,241	(1,094)	4,147	1.9%	2	5,254	(2,000)	3,255	1.9%	2
Texas	11,102	(4,272)	6,830	3.2%	3	-	-	-	0.0%	0
Idaho	49,594	(38,981)	10,613	5.0%	2	49,597	(43,337)	6,261	3.7%	2
Nevada	7,984	(2,613)	5,371	2.5%	1	-	-	-	0.0%	0
Utah	7,645	-	7,645	3.6%	1	7,645	$-	7,645	4.6%	1
Total	$544,448	$(330,428)	$214,020	100.0%	55	$517,138	$(349,518)	$167,620	100.0%	47

The concentration of our loans in California and Arizona, which are markets in which values have been severely impacted by the decline in the real estate market, totals 83.8% at December 31, 2009 and 89.9% at June 30, 2010. We have stopped funding new loans and, as a result of this and other factors, our ability to geographically diversify our loans is significantly impaired.  The change in the geographic diversification of our loans is primarily attributed to the foreclosure and transfer of loans to real estate owned.

Interest Rate Information

Our loan portfolio includes loans that carry variable and fixed interest rates.  All variable interest rate loans are indexed to the Prime rate with floors. At December 31, 2009 and June 30, 2010, respectively, the Prime rate was 3.25% per annum.

At June 30, 2010, 46.9% of our portfolio consisted of variable rate loans, as compared to 49.6% at December 31, 2009. The decrease in the percentage of variable rate loans in the portfolio is primarily attributed to the foreclosure of such loans in the first quarter of 2010. The weighted average interest rate on variable rate loans was 12.99% per annum and 12.88% per annum at June 30, 2010 and December 31, 2009, respectively. The slight increase in the average variable rate at June 30, 2010 as compared to December 31, 2009 is attributed to the foreclosure of lower variable rate loans.  At June 30, 2010 and December 31, 2009, respectively, all variable rate loans outstanding had an interest rate floor and no ceiling interest rates. Accordingly, if the Prime interest rate increases during the life of the loans, interest rates on substantially all these loans would adjust upward.  Conversely, as the Prime interest rate decreases, the interest rates on such loans do not decline below the floor rates, which is typically the original interest rate at the time of origination. For the impact of proforma increases or decreases in the Prime rate, see the discussion of “Quantitative and Qualitative Disclosures about Market Risk” located elsewhere in this Form 10-Q.

At June 30, 2010, 53.1% of our portfolio consisted of fixed rate loans, as compared with 50.4% at December 31, 2009. The increase in the percentage of fixed rate loans in the portfolio is attributed to the modification of certain loans as fixed rate loans that were previously variable rate. The average interest rate on fixed rate loans as of June 30, 2010 and December 31, 2009, was 9.82% and 9.84%, respectively. The weighted average interest in rates between these periods remained consistent.

A substantial portion of our loans are in default or in non-accrual status as of June 30, 2010 and December 31, 2009. A summary of our outstanding principal balances (including non-accrual loans) as of December 31, 2009 and June 30, 2010, respectively, is provided by the contractual loan terms for fixed and variable interest rates as follows (in thousands except percentages and unit data):

	December 31, 2009			June 30, 2010
	Fixed	Variable	Total	Fixed	Variable	Total
	Rate	Rate	Loan	Rate	Rate	Loan
	Loans	Loans	Portfolio	Loans	Loans	Portfolio

Total Principal Outstanding	$274,263	$270,185	$544,448	$274,792	$242,346	$517,138
Less Allowance for Credit Loss / Valuation Allowance			(330,428)			(349,518)
Net Principal Outstanding			$214,020			$167,620
% of Portfolio	50.4%	49.6%	100.0%	53.1%	46.9%	100.0%
Weighted Average Rate	9.84%	12.88%	11.34%	9.82%	12.99%	11.31%
Number of Loans	23	32	55	22	25	47
Average Principal Balance	$11,924	$8,443	$9,899	$12,491	$9,694	$11,003

As of June 30, 2010, the valuation allowance totaled $349,518 (all of which relates to mortgage loans held for sale), representing 67.6% of the total loan principal balances. As of December 31, 2009, the allowance for credit loss totaled $330,428 (of which $328,060 relates to mortgage loans held to maturity and $2,368 relates to mortgage loans held for sale), representing 60.7% of the total loan portfolio principal balances.

See the heading entitled “Borrower and Borrower Group Concentrations” for additional information.

Concentration by Category based on Collateral’s Development Status

A summary of outstanding principal balances on our portfolio loans by development status of the underlying collateral as well as by expected end-use of the underlying collateral, as of December 31, 2009 and June 30, 2010, respectively, is presented in Note 4 of the accompanying financial statements under the heading entitled “Loan Classifications”.

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

We estimate that, as of June 30, 2010, approximately 58% of the valuation allowance is attributable to residential-related projects, 41% to mixed use projects, and 1% to commercial and industrial projects.

Borrower and Borrower Group Concentrations

Our investment guidelines provide that no single loan should exceed 10% of the total of all outstanding loans and that aggregate loans outstanding to one borrower or borrower group should not exceed 20% of the total of all outstanding loans. As of December 31, 2009, there was one borrower whose outstanding principal totaled $69.1 million which was approximately 12.7% of our total mortgage loan principal balance outstanding (although at the time of origination, the aggregate principal balance on these loans were less than 10% of the total mortgage principal balance outstanding), and accounted for 15.0% of mortgage interest income during the year ended December 31, 2009. In addition, as of December 31, 2009, there was one borrowing group, whose aggregate outstanding principal aggregated $97.9 million which was approximately 18.0% of our total mortgage loan principal balance outstanding (although at the time of origination, the principal balances on these loans were less than 10% of the total mortgage principal balance outstanding) and collectively accounted for 21.7% of mortgage interest income during the year ended December 31, 2009. In addition, during the year ended December 31, 2009, one loan accounted for 12.0% of total mortgage interest income. This loan was foreclosed upon in July 2009.

As of June 30, 2010, there was one borrower whose outstanding principal totaled $69.1 million which was approximately 13.3% of our total mortgage loan principal balance outstanding and is classified as pre-entitled land – processing entitlements. In addition, there was one borrowing group whose aggregate outstanding principal aggregated $97.9 million, representing approximately 18.9% of our total mortgage loan principal balanceoutstanding, which consisted of a $56.0 million loan classified as construction and existing structures – improvements and a $41.9 million loan classified as entitled land – infrastructure under construction. Finally, there was an additional borrowing group whose outstanding principal aggregated $54.9 million, representing 10.6% of our total mortgage loan principal balance outstanding, which consisted of nine loans classified as pre-entitled or entitled land. Each of these loans was in non-accrual status as of December 31, 2009 and June 30, 2010 due to the shortfall in the combined current fair value of the underlying collateral for such loans, and we recognized no mortgage interest income for these loans during the six months ended June 30, 2010. However, three other loans, one of which has been paid off and the other two have principal balances totaling $12.7 million at June 30, 2010, accounted for approximately 65.0% of total mortgage interest income during the six months ended June 30, 2010.

Changes in the Portfolio Profile – Scheduled Maturities

The outstanding principal balance of our mortgage loans as of June 30, 2010, net of the valuation allowance, have scheduled maturity dates within the next several quarters as follows (in thousands except percentages and unit data):

June 30, 2010
Quarter	Amount	Percent	#
Matured	$323,027	62.5%	28
Q3 2010	56,069	10.8%	10
Q4 2010	5,041	1.0%	1
Q1 2011	1,618	0.3%	1
Q2 2011	955	0.2%	2
Q4 2011	32,475	6.3%	3
Q3 2012	97,953	18.9%	2
Total	517,138	100.0%	47
Less: Valuation Allowance	(349,518)

Net Carrying Value	$167,620

From time to time, we may extend a mortgage loan’s maturity date in the normal course of business.  In this regard, we have modified certain loans, extending maturity dates in some cases to two or more years, and we expect that we will modify additional loans in the future in an effort to seek to preserve our collateral. Accordingly, repayment dates of the loans may vary from their currently scheduled maturity date. If the maturity date of a loan is not extended, we classify and report the loan as matured.

Loan Modifications

The following tables present various summaries of our loan modifications made on a quarterly basis since

								Average Loan Term
		Outstanding Principal		Outstanding Funding Commitment		Average Interest Rate		(Months)		Weighted Avg Int
	# of					Pre-	Post-	Pre-	Post-	Pre-	Post-
Modification	Loans	Pre-Modification	Post-Modification	Pre-Modification	Post-Modification	Modification	Modification	Modification	Modification	Modification	Modification
		(dollar amounts in thousands)
Q4 2008	4	$81,802	$89,045	$5,296	$5,296	12.88%	12.06%	11.25	17.00	13.78%	13.71%
Q1 2009	5	59,228	64,785	14,328	14,328	12.15%	10.35%	9.20	19.00	11.52%	8.57%
Q2 2009	3	51,103	52,412	2,093	1,241	12.08%	12.25%	10.00	19.00	11.72%	12.10%
Q3 2009	7	114,421	117,244	7,134	4,908	11.39%	10.11%	13.29	29.29	10.23%	8.63%
Q4 2009	4	44,211	44,437	916	14,025	12.30%	10.00%	15.80	18.50	12.64%	5.51%
Q1 2010	2	8,282	8,359	74	662	10.00%	10.00%	4.50	13.50	11.47%	11.47%
Q2 2010	2	956	956	-	-	10.00%	10.00%	12.00	27.50	10.00%	10.00%
Totals	27	$360,003	$377,238	$29,841	$40,460

			Loan Status		Loan Category
	Principal	# of	#	# Non-	Pre-entitled	Entitled	Construction &
Period	Outstanding	Loans	Performing	Performing	Land	Land	Existing Stuctures
	(millions)
Q4 2008	$89.1	4	4	—	1	3	—
Q1 2009	64.8	5	5	—	—	3	2
Q2 2009	52.4	3	1	2	—	3	—
Q3 2009	117.2	7	4	3	—	6	1
Q4 2009	44.4	4	3	1	—	4	—
Q1 2010	8.4	2	1	1	—	2	—
Q2 2010	1.0	2	2	0	—	—	2
Total loans	377.3	27	20	7	1	21	5

			Interest	Interest	Additional	Borrower
	Principal	Number of	Rate	Reserves	Collateral	Prefunded
Period	Outstanding	Loans	Changes	Added	Taken	Interest
	(millions)
Q4 2008	$89.1	4	1	2	1	0
Q1 2009	64.8	5	2	0	0	1
Q2 2009	52.4	3	1	0	0	0
Q3 2009	117.2	7	3	0	1	2
Q4 2009	44.4	4	1	1	0	2
Q1 2010	8.4	2	0	0	0	0
Q2 2010	1.0	2	0	0	0	0
Total loans	377.3	27	8	3	2	5

	June 30, 2010
	Amount
	(in thousands)%		#
Loans Not Modified and Currently Matured	$323,027	62%	28
Loans Modified to Extend Maturity	184,557	36%	13
Original Maturity Date Not Reached	9,554	2%	6
Total Loan Principal	$517,138	100%	47

Real Estate Held for Development or Sale

Real Estate owned assets are reported as either held for development or held for sale, depending on whether we plan to develop such assets prior to selling them or instead sell them immediately. The estimation process involved in the determination of fair value of real estate owned is inherently uncertain since it requires estimates as to the consideration of future events and market conditions.

We utilize an asset management function to manage the activities of any projects acquired through foreclosure or by other means. Additionally, during the year ended December 31, 2009, we engaged the services of an outside asset management consulting firm to assist us in the determination of our specific asset disposition strategy. The consulting firm receives $112,000 per month for its services, which include the preparation of analyses to evaluate various alternatives to determine the highest and best use for the development and ultimate liquidation of the projects. We continue to evaluate various alternatives for the ultimate disposition of these investments, including partial or complete development of the properties prior to sale or disposal of the properties on an as-is basis. Project development alternatives may include, either through joint venture or on a project management basis, the development of the project through entitlement prior to sale, completion of various improvements or complete vertical construction prior to sale. For additional information regarding these properties, see the section titled “Our Business — Properties” of our previously filed annual report on Form 10-K/A.

Real estate owned assets are reported as either held for development or held for sale, depending on our plans with respect to such assets. At December 31, 2009, we held total real estate owned of $104.2 million, of which $92.1 million was held for development and $12.1 million was held for sale. At June 30, 2010, we held total real estate owned of $105.4 million, of which $60.3 million was held for development and $45.1 million was held for sale. During the six months ended June 30, 2010, we foreclosed on five loans and took title to the underlying collateral with net carrying values totaling $16.4 million as of June 30, 2010.  Additionally, we acquired an additional lot held for sale in connection with the acquisition of the Manager with a fair value of $39,000.  All real estate owned by us is located in California, Arizona, Texas, Minnesota and Nevada.

Costs related to the development or improvements of the real estate assets are generally capitalized and costs relating to holding the assets are generally charged to expense. Cash outlays for capitalized development costs totaled $1.8 million and $265,000 during the six months ended June 30, 2009 and 2010, respectively. In addition, costs and expenses related to operating, holding and maintaining such properties, which were expensed and included in operating expenses for real estate owned in the accompanying consolidated statement of operations, totaled approximately $1.3 million and $2.5 million for the six months ended June 30, 2009 and 2010, respectively and $1.1 million and $1.0 million, for the three months ended June 30, 2009 and 2010, respectively. The nature and extent of future costs for such properties depends on the level of development undertaken, the number of additional foreclosures and other factors. While our assets are generally available for sale, we continue to evaluate various alternatives for the ultimate disposition of these investments, including partial or complete development of the properties prior to sale or disposal of the properties on an as-is basis. During the six months ended June 30, 2010, we sold certain real estate owned for $2.9 million resulting in a loss on disposal of real estate of $1.0 million.

A summary of real estate owned by us as of December 31, 2009 and June 30, 2010, respectively by state, is as follows (in thousands except unit data):

	December 31, 2009				June 30, 2010
	Held For Development		Held for Sale		Held For Development		Held for Sale
	# of	Aggregate Net	# of	Aggregate Net	# of	Aggregate Net	# of	Aggregate Net
State	Projects	Carrying Value	Projects	Carrying Value	Projects	Carrying Value	Projects	Carrying Value
California	3	$9,644	-	$-	3	$6,835	-	$-
Texas	3	39,326	-	-	5	19,479	1	22,480
Arizona	6	31,485	4	12,082	8	22,339	5	16,189
Minnesota	1	11,694	-	-	1	11,695	-	-
Nevada	-	-	-	-	-	-	1	6,414
Total	13	$92,149	4	$12,082	17	$60,348	7	$45,083

Of the above balances, approximately 48% was originally projected for development of residential real estate, 17% was scheduled for mixed used real estate development, and 35% was planned for commercial use. We are currently evaluating the use and disposition options with respect to these projects.  The real estate held for sale consists of improved residential lots, completed residential units and medical facilities located in Arizona and Texas.

Important Relationships Between Capital Resources and Results of Operations

Mortgage Loans, Participations and Loan Sales

With the consummation of the Conversion Transactions, we believe that certain loans are likely to be sold or participated in the future. While we expect that any future loan participations or loan sales will also occur at or near par, due in part to current market conditions, there can be no assurance that this will be the case. In light of current economic conditions, it may be necessary for us to employ alternative structures for loan participations and loan sales, and they may be relatively less attractive to us.

Annualized Rate of Return to Members on Distributions

The annualized yield based on distributions made to members was 3.2% for the six months ended June 30, 2009 and 1.1% for the three months ended June 30, 2009, respectively. The annualized yield was computed by dividing the sum of the weighted average monthly yield, based on gross distributions made to members of the Fund, by the number of days in the respective period, and multiplying the result by 365 days.  There were no distributions or dividends paid during the six months ended June 30, 2010.

Summary of Existing Loans in Default

Loans in default balances encompass both non-accrual loans and loans for which we are still accruing income, but are delinquent as to the payment of accrued interest or are past scheduled maturity. At December 31, 2009, 50 of our 55 loans with outstanding principal balances totaling $532.0 million were in default, of which 34 with outstanding principal balances totaling $347.1 million were past their respective scheduled maturity dates, and the remaining 16 loans were in default as a result of delinquency on outstanding interest payments or have been deemed non-performing based on value of the underlying collateral in relation to the respective carrying value of the loan. At June 30, 2010, 44 of our 47 loans with outstanding principal balances totaling $514.6 million were in default, of which 28 with outstanding principal balances totaling $323.0 million were past their respective scheduled maturity dates, and the remaining 16 loans were in default as a result of delinquency on outstanding interest payments or have been deemed non-performing based on value of the underlying collateral in relation to the respective carrying value of the loan. In light of current economic conditions and in the absence of a recovery of the credit markets, it is anticipated that many, if not most, loans with scheduled maturities within one year will not be paid off at the scheduled maturity.

We are exercising lender’s remedies which could lead to its foreclosure upon 14 of the 44 loans in default at June 30, 2010. Subsequent to June 30, 2010, we foreclosed on four of these loans with net carrying values of $4.8 million.  We anticipate that similar actions will be taken on an additional seven loans in our portfolio. With respect to the 21 loans upon which we are exercising lender’s remedies, we expect to complete the foreclosure process on the majority of such loans during the last two quarters of 2010.

Fourteen loans that are in non-accrual status relate to three borrowing groups and are not in technical default under the loan terms. However, due to the value of the underlying collateral for these collateral-based loans, we have deemed it appropriate to place these loans in non-accrual status. Also, three of the loans in default status relate to a borrowing group which is currently in bankruptcy. We are continuing to monitor the status of the bankruptcy case in relation to our collateral and have placed these loans in non-accrual status due to the value of the underlying collateral for these collateral-based loans. However, we have not commenced enforcement action on these loans as of June 30, 2010.

We are continuing to work with the borrowers with respect to the remaining six loans in default in order to seek to maintain the entitlements on such projects and, thus, the value of our existing collateral. However, such negotiations may result in a payoff in an amount that is below our loan principal and accrued interest, and that discounted payoff may be materially less than the contractual principal and interest due. Generally, the allowance for credit loss contemplates the potential loss that may occur as a result of a payoff of the loan at less than its contractual balance due. We are considering our preferred course of action with respect to all remaining loans. However, we have not commenced enforcement action on these other loans thus far.

At June 30, 2010, 43 of the 44 loans in default were in non-accrual status and had outstanding principal balances totaling $513.4 million. Total contractual interest due under the loans classified in non-accrual status was $38.1 million, of which $10.0 million is included in accrued interest receivable on the balance sheet, and of which $28.1 million has not been recognized as income by us. The remaining one loan in default had an outstanding principal balance of $1.1 million, with accrued interest due totaling $24,000, which is included in accrued interest receivable on the consolidated balance sheet. Excluding loans whose maturity has not been reached as of June 30, 2010, loans in default were  past their scheduled maturities between 122 and 965 days as of June 30, 2010.

The geographic concentration of our portfolio loans in default at December 31, 2009 and June 30, 2010, is as follows (in thousands except percentages and unit data):

	December 31, 2009
	Percent of						Non-Accrued
	Outstanding		Outstanding	Allowance for	Net Carrying	Accrued	Note
	Principal	#	Principal	Credit Loss	Amount	Interest	Interest	Total
Arizona	52.3%	23	$278,306	$(162,282)	$116,024	$5,362	$13,723	$135,109
Idaho	9.3%	2	49,594	(38,981)	10,613	1,948	5,993	18,554
California	33.8%	19	179,773	(120,829)	58,944	3,959	18,349	81,252
Texas	2.1%	3	11,102	(4,272)	6,830	427	1,170	8,427
Nevada	1.5%	1	7,984	(2,613)	5,371	319	957	6,647
New Mexico	1.0%	2	5,240	(1,094)	4,146	-	586	4,732
	100.0%	50	$531,999	$(330,071)	$201,928	$12,015	$40,778	$254,721

	June 30, 2010
	Percent of						Non-Accrued
	Outstanding		Outstanding	Valuation	Net Carrying	Accrued	Note
	Principal	#	Principal	Allowance	Amount	Interest	Interest	Total
Arizona	54.8%	23	$281,950	$(171,210)	$110,740	$4,031	$12,909	$127,680
Idaho	9.6%	2	49,598	(43,337)	6,261	1,948	2,989	11,198
California	34.8%	18	178,831	(132,971)	45,860	4,020	11,978	61,858
New Mexico	0.8%	1	4,185	(2,000)	2,185	-	248	2,433
	100.0%	44	$514,564	$(349,518)	$165,046	$9,999	$28,124	$203,169

The concentration of loans in default by loan classification, net of the valuation allowance, as of June 30, 2010 is as follows (in thousands except percentages and unit data):
	Percent of Outstanding		Outstanding	Valuation	Net Carrying	Accrued	Non- Accrued Note
	Principal	#	Principal	Allowance	Amount	Interest	Interest	Total
Pre-entitled Land	38.6%	10	$198,483	$(163,483)	$35,000	$6,386	$12,554	$53,940
Entitled Land	40.2%	21	206,926	(151,318)	55,608	4,154	10,999	70,761
Construction	21.2%	13	109,155	(34,717)	74,438	(541)	4,571	78,468
	100.0%	44	$514,564	$(349,518)	$165,046	$9,999	$28,124	$203,169

Of our loans in default at December 31, 2009, 50% of the loan principal balances related to residential end-use projects, 33% related to mixed-use projects, and 17% related to commercial and industrial projects. Of our portfolio loans in default at June 30, 2010, 52% of such loan principal balances related to residential end-use projects, 33% related to mixed-use projects, and 15% related to commercial and industrial projects.

A summary of loans that meet the definition for impaired loans is presented in Note 4 of the accompanying financial statements under the heading entitled “Loans in Default and </ fon t>Impaired Loans”. There were no material changes in such balances from December 31, 2009 to June 30, 2010.

Allowance for Credit Loss / Valuation Allowance and Fair Value Measurement

As discussed in our Significant Accounting Policies of our previously filed Annual Report on Form 10- K/A, we perform a valuation analysis of our loans not less frequently than quarterly.

In considering the highest and best use for individual mortgage loans, we first consider whether the asset is considered “in use” as opposed to “in exchange”. Due to the nature of the underlying collateral of our loans and the development status of such projects, substantially all assets are deemed to be “in exchange” assets for purposes of determining highest and best use.

Next, we assess the extent, reliability and quality of market participant inputs such as sales pricing, cost data, absorption, discount rates, and other assumptions, as well as the significance of such assumptions in deriving the valuation.

We generally employ one of five valuation approaches, or a combination of such approaches, in determining the fair value of the underlying collateral of each loan: the development approach, the income capitalization approach, the sales comparison approach, the cost approach, or the receipt of recent offers on specific properties. The valuation approach taken depends on several factors including:

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

As more fully described in our 10-K/A, historically, for purposes of determining whether an allowance for credit loss was required, we primarily utilized a modeling technique known as residual analysis commonly used in our industry which is based on the assumption that development of our collateral was the highest and best use of the property. During the first two quarters of 2008, our process was consistently applied as there was no indication of significant impairment in the value of our loan portfolio. The underlying collateral of our loans vary by stage of completion, which consists of either raw land (also referred to as pre-entitled land), entitled land, partially developed, or mostly developed/completed lots or projects.

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

In view of recent sales activity and the on-going volatility in the real estate markets, in the third quarter of 2009, we engaged independent third-party valuation firms and other consultants to assist with the analysis of fair value of the collateral supporting our loans as of September 30, 2009, which was then updated for financial reporting as of December 31, 2009.  During the quarter ended June 30, 2010, we re-engaged independent third party valuation firms to rovide updated valuation reports.

The following is a summary of the procedures performed in connection with our fair value analysis as of and for the year ended December 31, 2009 and for the quarter ended June 30, 2010:

1.
We reviewed the status of each of our loans to ascertain the likelihood that we will collect all amounts due under the terms of the loans at maturity based on current real estate and credit market conditions.

2.	With respect to our loans whose collection was deemed to be unlikely, we reviewed the portfolio to ascertain when the latest valuation of the underlying collateral was performed.

3.
We subjected all of our loans to independent third party valuation as of September 30, 2009, (with a review and update of such valuations provided through December 31, 2009), to determine whether any material changes in industry or economic conditions warranted a change in the valuation conclusions formed since the date of our last valuation.   As of June 30, 2010, we subjected 74% of our outstanding loans   to independent third party valuation.  The remaining 26% had been valued as of March 31, 2010 and, based on current market conditions with respect to such properties, was deemed appropriate for use in the June 30, 2010 valuation.

4.
For the year ended December 31, 2009 and for the quarter ended June 30, 2010, we utilized the services of Cushman & Wakefield, a nationally recognized valuation firm, and other valuation firms to perform a valuation analysis for the selected projects. Cushman & Wakefield valued approximately 89% of the outstanding principal balance of our loan portfolio at December 31, 2009, while other valuation firms valued the remaining 11%. At June 30, 2010 Cushman and Wakefield valued 73% of the portfolio. For those valuations performed by valuation firms other than Cushman & Wakefield, we engaged Cushman & Wakefield to perform a review of the valuations and reports.

5.
For projects in which we have received a bona fide written third party offer to buy our loan, or the borrower has received a bona fide written third party offer to buy the related project, we utilized the offer amount in cases in which the offer exceeded the valuation conclusion reached by the independent valuation firms. Such offers are only considered if we deem the offer to be valid, reasonable and negotiable, and we believe the offeror has the financial wherewithal to execute the transaction. When deemed appropriate, the offers received were discounted by up to 20% to allow for potential changes in our on-going negotiations.

A summary of the results and key assumptions that we utilized, as supported by the independent valuation firms to derive fair value, is as follows:

•
Very few of the precedent transactions that were analyzed satisfied the market value and fair value requirement that the price reflect that of an orderly transaction, rather than that of a sale under duress or in markets in turmoil.

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

•
For December 31, 2009 and June 30, 2010, the highest and best use for the majority of real estate collateral subject to third-party valuation was deemed to be held for investment and/or future development, rather than being subject to immediate development and/or sale. In determining fair value as of December 31, 2009, we utilized the “as is” sales comparable valuation methodology for 31 assets, the development approach for six assets, the income capitalization approach for four assets, and the cost approach for two assets, and we utilized offers received from third parties to estimate fair value for the remaining 14 assets.

In determining fair value as of June 30, 2010, we utilized the “as is” sales comparable valuation methodology for 23 assets, the development approach for 6 assets, the income capitalization approach for 2 assets, and we utilized offers received from third parties to estimate fair value for the remaining 16 assets. We selected a fair value within a determinable range as provided by the valuation firm.

•
For the projects which included either un-entitled or entitled land lacking any vertical or horizontal improvements, given the current distressed state of the real estate and credit markets, the development approach was deemed to be unsupportable because market participant data was insufficient or other assumptions were not readily available from the valuation firm’s market research; the “highest and best use” standard in these instances required such property to be classified as “held for investment” purposes until market conditions provide observable development activity to support a valuation model for the development of the planned site. As a result, the valuation firms used a sales comparison approach using available data to determine fair value.

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

A summary of key assumptions utilized in our evaluations of fair value were as follows:

•
For collateral to be developed, the initial unit sales price utilized was based on local market, comparable prices from non-distressed pricing from prior periods utilizing observable and unobservable data points, generally discounted by 20% or more. In general, we assumed a price escalation utilizing the low end of a historical 3-year average look back for the last 10 years. We considered this a fair exchange price in an orderly transaction between market participants to sell the asset, assuming its highest and best use as determined by management, in the principal or most advantageous market for the asset.

•
For collateral to be developed prior to being sold, the additional development costs, operating and selling cost assumptions were based on observable and unobservable cost estimates obtained from a cross section of industry experts and market participants.

•
For collateral consisting of partially complete or finished lots, development costs, operating and selling cost assumptions we made were based on observable and unobservable cost estimates obtained from a cross-section of industry experts and market participants.

•
For collateral whose development is complete or nearly complete and which is expected to be leased initially to allow for stabilization of market prices before being sold, we utilized operating revenue and costs for comparable projects using current operating data obtained by us. Based upon an assumed stabilization of applicable real estate markets, we utilized unit sales prices comparable to historical pricing.

•
Based on the resulting net cash flows derived from the utilization of the above assumptions, we applied risk-adjusted annual discount rates ranging from 10.5% to 30% for December 31, 2009 and June 30, 2010 to the net cash flows, depending on the projected build-out term, the project type, the location and assumed project risk.

All of our loans were subject to valuation by independent third-party valuation firms and all of the valuation reports were delivered to us within 45 days of the reporting period. For the quarters ended December 31, 2009 and March 31, 2010, we updated our assessment of certain loans and obtained certain updated valuations as a result of the near completion of planned improvements. Additionally, we obtained updated third party offers and considered other changes to the status of underlying collateral.

Selection of Single Best Estimate of Value for Loans

As previously described, we obtained valuation reports from third-party valuation specialists for the underlying collateral of each of our loans in 2009 and for the majority of such loans as of June 30, 2010.  Because all of our loans are collateral dependent, each loan’s impairment amount is based on the fair value of its underlying collateral less cost to sell. The valuation reports provided a range of values for the collateral valued rather than a single point estimate because of variances in the potential value indicated from the available sources of market participant information.  The selection of a value from within a range of values depends upon specific market conditions for each property valued and its stage of entitlement or development.  In addition to third party valuation reports, we utilized recently received bona fide purchase offers from independent third-party market participants that were higher than the high-end of the third party specialist’s range of values.  In selecting the single best estimate of value, we considered the information in the valuation reports, credible purchase offers received as well as multiple observable and unobservable inputs as described below.

December 31, 2009 Selection of Single Best Estimate

Our December 31, 2009 valuation assessments were based on updated market participant information and other data points, which in our judgment, provided less uncertainty than the market participant data that was available at December 31, 2008. The updated information and our analysis of the collateral indicated a slight improvement in market conditions and corresponding increase in real estate values.  As a result, for the valuation ranges on 41 of the 55 loans obtained as of December 31, 2009 supporting loan collateral values, we used the high end of the third-party valuation range for each asset in determining impairment losses.  For the remaining 14 loans, our estimate of fair values were based on independent third-party market participant purchase offers on those specific assets, some of which were well in excess of the fair values indicated in the third-party valuation reports, including some offers which were two to three times higher than the valuation report ranges.   While consideration of the range of values was evaluated on a loan-by-loan basis, as a general matter, we used the high end of the value range, as described above, because in our judgment, when considering the multiple applicable observable and unobservable inputs and other current market factors, the high end of the value range is the best estimate of fair value, less costs to sell, for purposes of determining impairment losses, based on the following factors:

•
In conducting the December 31, 2009 valuations, the third party valuation specialist’s data and the research performed in connection with valuations were influenced by market duress, economic uncertainty, and a relative shortage of tangible market data. A number of the relevant transactions consummated around the time of preparation of the valuation reports were believed to be based on either a property or a seller in distress and, thus, the applicable transaction was executed under a condition of duress.  We noted that the pricing of many actual transactions in what was observed to be a less than normal volume of purchases and sales frequently appeared to be lower than the expectations of many, if not most, owners of competitive properties.  As a result, in our judgment, for each of the Company’s loans not supported by recent bona fide independent third-party purchase offers, we concluded  that the values at the high end of the range were more representative of fair values than any other point in the range;

•
We concluded that the third party valuation specialist’s reported value ranges, and the underlying concepts of the ranges themselves, did not reflect the improving market conditions as of December 31, 2009, but because of the lag in the time frame for gathering and processing information, were more representative of early fourth-quarter 2009, if not before. We obtained observable and unobservable evidence (such as published residential pricing indices and other real estate market publications, discussions with real estate brokers with applicable market expertise in local markets, discussions with third-party consultants and direct market participants with relevant real estate experience) as of December 31, 2009 that indicated that fair values had “bottomed out”, and there was an indication that the home pricing trends were moving upward. Based on our experience, buyers will select parcels that offer the most competitive advantage and the highest and best use of their capital in order to complete their project and maximize their returns.

•
Individual valuation reports were prepared assuming non-leveraged sales transactions of the underlying collateral in accordance with professional appraisal standards. Because our core business is that of a first lien real estate mortgage lender and dealer, we believe that our capacity to provide financing, particularly  in the absence of available financing in existing credit markets, provides us a market advantage that would significantly increase the likelihood that qualified buyers would be willing to pay a price at the top of the applicable valuation range. We believe that this market advantage further supports our selection of the high end of the range when determining the single best estimate of value from within the range of values provided.

June 30, 2010 Selection of Single Best Estimate

In determining the single best estimate of value for June 30, 2010, in our judgment, the updated market participant information and other economic data points provided less certainty than the market participant data that was available at December 31, 2009.

In conducting the June 30, 2010 valuations, the third party valuation specialist’s data and the research performed were influenced by transactions which appeared to reflect on-going pricing executed under conditions of duress and economic uncertainty. Nevertheless, the pricing in such transactions does not appear to be improving in the short-term and therefore such pricing is reflective of current market values by market participants. The updated information and our analysis of the collateral, indicated an on-going deterioration in market conditions and corresponding decrease in real estate values, contrary to such indications provided at December 31, 2009. Such indicators were reflected in the third party valuation reports obtained, several of which resulted in significantly decreased values from the December 31, 2009 range of values provided. For the 47 loans subject to current valuation, the primary collateral supporting 15 notes increased in value since the December 31, 2009 valuation, while 22 decreased in value and 10 remained unchanged. However, based on the midpoint of the valuation ranges, the average valuation increase for the 15 loans was $460,000 while the average decrease in valuation on the 22 loans was over double at $1 million.

A summary of selected real estate and general economy-related published market participant observations which influenced management’s current assessment of market status and trends follows:

•
According to Press TV news article, US home builders’ confidence fell to 13 in August 2010, the lowest level since March 2009, in comparison to a confidence level of 19 in April 2010. An index level of 50 indicates that home builders view sales conditions as equally good as poor.

•	The same article stated, in July 2010, housing starts were down from forecasts and building permits for new homes fell to their lowest level in 14 months.

•	The Press TV article also noted that, builders are struggling to sustain demand following the end of the Federal new home owner tax credit program.

•	According to an August 2010 Reuters.com article, the high numbers of foreclosures that continue to be added to inventory also continue to depress new home construction and prices.

•
According to an August 2010 Investors Insight.com news article, unemployment has not stabilized and is currently near 10%. Many pundits have increased concern of the US economy having a double-dip recession.

•
According to an August 2010 New York Times article, the Federal Reserve’s August 2010 meeting addresses “concerns on deflation rising”. A former Fed Governor was quotes as saying “the outcome of this meeting is more uncertain than any in at least the last year.”

•
According to the August 2010 New York Times article, a string of economic developments, including weak jobs reports, has altered the sentiment within the Federal government, leading Federal policy makers to stop worrying for the moment about the increasing remote prospect of inflation. Instead, they are increasingly focused on the potential for the economy to slip into a deflationary spiral of declining demand, prices and wages.

The above observable inputs combined with others and management’s specific knowledge related to marketing activity surrounding the loan’s collateral have resulted in the movement of collateral valuation expectations to the lower end of the determinable range. As a result, in our judgment, for each of our loans not supported by recent bona fide independent third-party purchase offers or those assets which were supported by specific circumstances in using either the high or low end value, management concluded that the values slightly above the low end of the range (i.e., 25% of the valuation spread over the low end value) were more representative of fair values than any other point in the range. In management’s judgment, this point in the value range was deemed to be the best estimate of fair value, less costs to sell, for purposes of determining impairment losses as of June 30, 2010.

As such, for the valuation ranges on the 47 loans obtained as of June 30, 2010 supporting loan collateral values, we used the high end of the third-party valuation range for two assets in determining impairment losses based on the quality of the collateral and financial strength of the borrower. We utilized the low end value for five assets whose geographic location, entitlement status, and long-term development plan made such assets, in management’s opinion, less desirable and marketable to market participants. Due to the uncertainty in market conditions noted above, we selected a point midway between the low end value and mid-range value for 24 of the loans. For the remaining 16 loans, our estimate of fair values were based on independent third-party market participant purchase offers on those specific assets, some of which were in the range of fair value indicated in the third-party valuation reports and others which were in excess of such amounts, including some offers which were two to three times higher than the valuation report ranges. In the aggregate, management’s estimate of fair value based on these bona fide offers exceeded the high end of the valuation range by approximately $896,000.

Based on the results of our evaluation and analysis, we recorded a provision for credit losses of $27.6 million during the six months ended June 30, 2010. No provision for credit losses was recorded during the six months ended June 30, 2009. As of December 31, 2009, the allowance for credit loss totaled $330.4 million (of which $328.1 million related to mortgage loans held to maturity and $2.4 million related to mortgage loans held for sale), representing 60.7% of the total loan principal balances. As of June 30, 2010, the valuation allowance totaled $349.5 million (all which related to mortgage loans held for sale), representing 67.6% of the total loan principal balances. With the existing valuation allowance recorded as of June 30, 2010, we believe that as of that date, the fair value of the underlying collateral of our loans is adequate in relation to the net carrying value of loan principal and accrued interest, and that no additional valuation allowance is considered necessary.

While the above results reflect management’s assessment of fair value as of December 31, 2009 and June 30, 2010 based on currently available data, we will continue to evaluate our loans in the remaining quarters of 2010 and beyond to determine the adequacy and appropriateness of the valuation allowance and to update our loan-to-value ratios. Depending on market conditions, such updates may yield materially different values and potentially increase or decrease the valuation allowance.

A rollforward of the valuation allowance as of June 30, 2010 is as follows (in thousands):

June 30, 2010
Balance at beginning of period	$330,428
Provision for credit losses	27,550
Net charge offs	(8,460)
Balance at end of period	$349,518

The balance reflected in net charge offs in the preceding table pertains to the portion of the carrying value charged off to the allowance for credit loss or valuation allowance when transferred to Real Estate Acquired through Foreclosure on the Company’s consolidated balance sheets.

Valuation Categories

Except for mortgage loans which are measured at fair value on a non-recurring basis for purposes of determining valuation with respect to our valuation allowance, no other of our assets or liabilities are measured at fair value on a recurring or non-recurring basis. The following table presents the categories for which net mortgage loans are measured at fair value based upon the lowest level of significant input to the valuations as of December 31, 2009 and June 30, 2010, respectively (in thousands):

	December 31, 2009			June 30, 2010
	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Description:
Net Mortgage Loans:
Pre-entitled Land:
Held for Investment	$-	$4,211	$4,211	$491	$1,363	$1,854
Processing Entitlements	1,028	49,838	50,866	$1,507	31,484	32,991
	1,028	54,049	55,077	1,998	32,847	34,845
Entitled Land:
Held for Investment	7,693	13,499	21,192	4,287	5,500	9,787
Infrastructure under Construction	459	29,939	30,398	410	29,186	29,597
Improved and Held for Vertical Construction	2,519	16,012	18,531	3,939	12,522	16,460
	10,671	59,450	70,121	8,636	47,208	55,844
Construction & Existing Structures:
New Structure - Construction in-process	3,860	12,359	16,219	2,805	7,983	10,789
Existing Structure Held for Investment	-	16,570	16,570	-	10,110	10,110
Existing Structure - Improvements	-	56,033	56,033	-	56,033	56,033
	3,860	84,963	88,822	2,805	74,125	76,932
Total	$15,559	$198,461	$214,020	$13,439	$154,180	$167,620

Note: There are no mortgage loans that were measured at fair value using Level 1 inputs. Additionally, except for the offers received on specific properties from third parties which we use to determine fair value, which are considered a Level 2 valuation, all other valuations are deemed to be Level 3.

The table presented below summarizes the change in balance sheet carrying values associated with the mortgage loans measured using significant unobservable inputs (Level 3) during the six months ended June 30, 2010:

Mortgage
Loans, net
Balances, December 31, 2009	$198,461

Mortgage Loan Fundings	2,679
Mortgage Loan Repayments	(4,164)
Transfers to REO	(22,723)
Mortgage Repayment on whole loan sold Transfers into (out of) level 3	(1,745)
Included in earnings:
Provision for credit losses	(18,328)
Balances, June 30, 2010	$154,180

Loan Classification

In connection with consummation of the Conversion Transactions, we adopted a business strategy of engaging in the active trade or business of originating loans for sale or participation. Prior to the Conversion Transactions, our business strategy focused primarily on originating loans with the intent of holding the loans through maturity. Accordingly, as of June 30, 2010, the entire loan portfolio is reflected as held for sale in the accompanying consolidated balance sheets.

Loan Interest Rates

We acquire both fixed and variable interest rate loans. All variable interest rate loans are indexed to the Wall Street Journal Prime Interest Rate (“Prime”), substantially all of which are subject to interest rate floors. While a substantial portion of our portfolio loans are in default or non-accrual status, a summary of our outstanding principal balances on our portfolio loans (including non-accrual loans) as of December 31, 2009 and June 30, 2010, respectively, is provided by the contractual loan terms for fixed and variable interest rate loans as follows (in thousands except percentages and unit data):

	December 31, 2009			June 30, 2010
	Fixed	Variable	Total	Fixed	Variable	Total
	Rate	Rate	Loan	Rate	Rate	Loan
	Loans	Loans	Portfolio	Loans	Loans	Portfolio

Total Principal Outstanding	$274,263	$270,185	$544,448	$274,792	$242,346	$517,138
Less Allowance for Credit Loss / Valuation Allowance			(330,428)			(349,518)
Net Principal Outstanding			$214,020			$167,620
% of Portfolio	50.4%	49.6%	100.0%	53.1%	46.9%	100.0%
Weighted Average Rate	9.84%	12.88%	11.34%	9.82%	12.99%	11.31%
Number of Loans	23	32	55	22	25	47
Average Principal Balance	$11,924	$8,443	$9,899	$12,491	$9,694	$11,003

As of December 31, 2009 and June 30, 2010, the weighted average contractual interest rates on our variable rate loans (including loans in non-accrual status) was Prime plus 9.63% and Prime plus 9.74%, respectively. The Prime rate was 3.25% per annum at December 31, 2009 and June 30, 2010.

As of June 30, 2010, the valuation allowance totaled $349,518 (all of which relates to mortgage loans held for sale), representing 67.6% of the total loan portfolio principal balances. As of December 31, 2009, the allowance for credit loss totaled $330,428 (of which $328,060 relates to mortgage loans held to maturity and $2,368 relates to mortgage loans held for sale), representing 60.7% of the total loan portfolio principal balances.

Loan Maturities and Loans in Default

The outstanding principal balances of our mortgage loans, net of the valuation allowance, as of June 30, 2010, have scheduled maturity dates within the next several quarters, as follows (in thousands except percentages and unit data):

June 30, 2010
Quarter	Amount	Percent	#
Matured	$323,027	62.5%	28
Q3 2010	56,069	10.8%	10
Q4 2010	5,041	1.0%	1
Q1 2011	1,618	0.3%	1
Q2 2011	955	0.2%	2
Q4 2011	32,475	6.3%	3
Q3 2012	97,953	18.9%	2
Total	517,138	100.0%	47
Less: Valuation Allowance	(349,518)

Net Carrying Value	$167,620

Real Estate Owned Asset Valuation

Valuation of real estate owned assets is based on our intent and ability to execute its our disposition plan for each asset and the proceeds to be derived from such disposition, net of selling costs, in relation to the carrying value of such assets. Real estate owned assets that are classified as held for sale are measured at the lower of carrying amount or fair value, less cost to sell. Real estate owned assets that are classified as held for development are considered “held and used” and are evaluated for impairment when, based on various criteria set forth in applicable accounting guidance, circumstances indicate that the carrying amount exceeds the sum of the undiscounted net cash flows expected to result from the development and eventual disposition of the asset. If an asset is considered impaired, an impairment loss is recognized for the difference between the asset’s carrying amount and its fair value, less cost to sell.

See Note 5 of our audited financial statements in our previously filed Annual Report on Form 10-K/A for the year ended December 31, 2009 for a detailed description of the summary of the procedures performed and assumptions utilized in connection with our impairment analysis of real estate owned as of and for the year ended December 31, 2009. The results of our December 31, 2009 valuation procedures were re-assessed in the first two quarters of 2010 to determine whether any additional impairment was warranted for the six months ended June 30, 2010. As a result of our analysis, we recorded additional impairment charges totaling $11.0 million during the six months ended June 30, 2010. The impairment charge was primarily a result of a change in management’s disposition strategy for selected real estate owned from a development approach to a disposal based on recent values.

If we elect to change the disposition strategy for our real estate held for development, and such assets were deemed to be held for sale, we would likely record additional impairment charges, and the amounts could be significant. As of December 31, 2009 48% of real estate owned assets were valued on an “as is” basis while 52% were valued on an “as developed” basis. As of June 30, 2010, 60% of real estate owned assets were valued on an “as is” basis while 40% were valued on an “as developed” basis.

Loan Classifications

We classify loans into categories for purposes of identifying and managing loan concentrations. As of December 31, 2009 and June 30, 2010, respectively, loan principal balances by concentration category follows (in thousands except percentages and unit data):

	December 31, 2009			June 30, 2010
	Amount	%	#	Amount	%	#
Pre-entitled Land:
Held for Investment	$13,834	2.5%	3	$12,816	2.5%	2
Processing Entitlements	185,608	34.1%	8	185,668	36.0%	8
	199,442	36.6%	11	198,484	38.5%	10
Entitled Land:
Held for Investment	101,942	18.8%	14	91,922	17.8%	12
Infrastructure under Construction	69,839	12.8%	5	69,877	13.5%	5
Improved and Held for Vertical Construction	47,227	8.7%	4	45,127	8.7%	4
	219,008	40.3%	23	206,926	40.0%	21
Construction & Existing Structures:
New Structure - Construction in-process	46,325	8.5%	16	43,649	8.4%	13
Existing Structure Held for Investment	23,640	4.3%	4	12,046	2.3%	2
Existing Structure - Improvements	56,033	10.3%	1	56,033	10.8%	1
	125,998	23.1%	21	111,728	21.5%	16
Total	544,448	100.0%	55	517,138	100.0%	47
Less: Allowance for Credit Loss / Valuation Allowance	(330,428)			(349,518)
Net Carrying Value	$214,020			$167,620

We classify loans into categories based on the underlying collateral’s projected end-use for purposes of identifying and managing loan concentrations and associated risks. As of December 31, 2009 and June 30, 2010, respectively, outstanding principal loan balances by expected end-use, were as follows (in thousands except percentages and unit data)::

	December 31, 2009			June 30, 2010
	Amount	%	#	Amount	%	#

Residential	$273,666	50.2%	35	$269,412	52.1%	32
Mixed Use	177,308	32.6%	7	170,731	33.0%	6
Commercial	92,404	17.0%	12	75,925	14.7%	8
Industrial	1,070	0.2%	1	1,070	0.2%	1
Total	544,448	100.0%	55	517,138	100.0%	47
Less: Allowance for Credit Loss / Valuation Analysis	(330,428)			(349,518)
Net Carrying Value	$214,020			$167,620

We estimate that as of June 30, 2010 approximately 58% of the valuation allowance is attributable to residential-related projects, 41% to mixed use projects, and the balance to commercial and industrial projects.

Geographic Diversification

The primary collateral for our loans is located in various states. As of December 31, 2009 and June 30, 2010, respectively, the geographical concentration of our principal loan balances by state, were as follows (in thousands except percentages and unit data):

	December 31, 2009					June 30, 2010
	Oustanding	Allowance for	Net Carrying			Oustanding	Valuation	Net Carrying
	Principal	Credit Loss	Amount	Percent	#	Principal	Allowance	Amount	Percent	#
Arizona	$281,492	$(162,639)	$118,853	55.5%	26	$276,797	$(171,210)	$105,585	63.0%	23
California	181,390	(120,829)	60,561	28.3%	20	177,845	(132,971)	44,874	26.8%	19
New Mexico	5,241	(1,094)	4,147	1.9%	2	5,254	(2,000)	3,255	1.9%	2
Texas	11,102	(4,272)	6,830	3.2%	3	-	-	-	0.0%	0
Idaho	49,594	(38,981)	10,613	5.0%	2	49,597	(43,337)	6,261	3.7%	2
Nevada	7,984	(2,613)	5,371	2.5%	1	-	-	-	0.0%	0
Utah	7,645	-	7,645	3.6%	1	7,645	$-	7,645	4.6%	1
Total	$544,448	$(330,428)	$214,020	100.0%	55	$517,138	$(349,518)	$167,620	100.0%	47

Mortgage Loans Held for Sale

At December 31, 2009, we reflected three loans with carrying values totaling $3.2 million, net of allowance for credit loss of $2.4 million, as held for sale. The sale of two of the three loans occurred during the six months ended June 30, 2010 at their approximate carrying values. As of June 30, 2010, the entire loan portfolio is reflected as held for sale in the accompanying consolidated balance sheets.

Trends in Interest Income and Effective Yield

At December 31, 2009 and June 30, 2010, our loans had a weighted average note rate of 11.34% per annum and 11.31% per annum, respectively. For the income on these yields to be fully realized, all loans must be “performing” and accrued interest income must be deemed to be collectible. At December 31, 2009 and June 30, 2010, accrued interest income totaled $12.0 million and $10.0 million, respectively, and note rate interest earned but not accrued totaled approximately $49.7 million and $77.1 million, respectively. At December 31, 2009, 46 of the 50 loans in default were in non-accrual status and had outstanding principal balances totaling $532.0 million. At June 30, 2010, 43 of the 44 loans in default were in non-accrual status and had outstanding principal balances totaling $513.4 million. At June 30, 2010, we have or expect to commence enforcement action on 21 loans which will likely result in foreclosure. Alternatively, we may continue to modify our loans, which may result in an extended term of maturity on such loans of two years or longer and, in some cases, accept an interest rate reflective of current market rates, which are lower than in prior periods. Accordingly, we believe that net interest income, as a percent of the total loans (the combined total of both accrual and non-accrual loans), will decline, thereby further reducing monthly earnings. While we believe some of the deferred amounts may be ultimately realized, we cannot provide any assurance that any deferred amounts (including non-accrual interest, default interest or fees) will be realized or that future yields will approximate current or historical yields.

Leverage to Enhance Yields

We have not historically employed a significant amount of leverage to enhance our portfolio’s current yield. However, during the six months ended June 30, 2010, we secured financing from a bank in the amount of $9.5 million for the purpose of funding anticipated development costs for real estate owned, and for working capital needs. The note payable, which has an outstanding balance of $7.5 million at June 30, 2010, bears interest at 12% per annum and requires monthly payments of interest only. The loan has an initial maturity of March 2011 but may be extended for two additional six month periods. The loan is secured by one of our real estate owned assets with a carrying value at June 30, 2010 of $22.5 million and an assignment of rents and tenant notes receivable derived from the property. We have also provided a guarantee for such debt.

In addition, during the six months ended June 30, 2010, we secured financing from a bank in the amount of $3.0 million for the purpose of funding a remaining loan obligation and for anticipated development costs for real estate owned. The note payable, which has no outstanding balance at June 30, 2010, bears interest at 12% per annum, requires monthly payments of interest only, and matures in February 2012. The loan is secured by one of our real estate owned assets with a carrying value at June 30, 2010 of $3.1 million and a Company loan with a current carrying value of $5.0 million.

Also during the three months ended June 30, 2010, we secured a line of credit from a bank in the amount of $3.0 million all of which was utilized for the primary purpose of funding certain obligations resulting from the Conversion Transactions. The line of credit has an interest rate of 4.25% per annum, requires monthly interest payments and has a maturity date of October 5, 2010.

In connection with the acquisition of the Manager, we assumed a note payable with an original balance of $450,000 that is being paid on a monthly basis over 48 months, commencing June 1, 2009, with interest at 8%. This note was made in connection with a settlement on a previous lease obligation and has been personally guaranteed by our CEO. As of June 30, 2010, the remaining obligation on the commitment is $342,000. Interest expense under this arrangement of $1,000 for the twelve days ended June 30, 2010 is included in interest expense on the accompanying consolidated statement of operations.

In connection with the acquisition of the Holdings, we assumed two notes payable with a total balance of $100,000. The notes bear interest at 15% per annum payable monthly and were set to mature December 31, 2013. The notes we paid in full on July 1, 2010. Interest expense under the notes was $1,000 for the twelve days ended June 30, 2010 is included in interest expense on the accompanying consolidated statement of operations.

We may deem it beneficial, if not necessary, to employ additional leverage in the future.

Off-Balance Sheet Arrangements

For certain loans, upon their initial funding, a reserve for future interest payments is deposited into a controlled disbursement account in the name of the borrower for our benefit. These accounts, which are held in the name of the borrowers, are not included in the accompanying balance sheets. As of June 30, 2010, there were no such amounts outstanding and we did not have any other off-balance sheet arrangements.

Contractual Obligations

The financial obligations to the Manager under the operating agreement (through the effective date of the Conversion Transaction), the lease obligations on the office space, the contingent liability to broker-dealers, and funding commitments to borrowers as of June 30, 2010, as described elsewhere in this Form 10-Q, reflect our contractual obligations as of such date. Additionally, we previously engaged the services of an outside consulting firm to assist with general portfolio oversight and to assist in the determination of the specific asset disposition strategy. Additionally, the Manager engaged a consultant to assist in the identification of financing and capital raising alternatives. Collectively, these consultants receive $145,000 per month for their services and the contracts are cancelable by either party with 60 day written notice. Our remaining lending commitments as of June 30, 2010 are expected to be funded within one to two years. Aside from these commitments, we had no other contractual obligations as of June 30, 2010.

Liquidity and Capital Resources

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. Due to unprecedented dislocations in the real estate and capital markets, we have incurred a significant reduction in loan payoffs from borrowers and an increase in delinquencies, non-performing loans and real estate owned, resulting in a substantial reduction in our cash flows. We have taken a number of measures to provide liquidity for us, including, among other things, engaging in efforts to sell whole loans and participate interests in our loans, and to dispose of certain real estate. We have also consummated the Conversion Transactions because we believe this will position us for an initial public offering, which will help address our liquidity needs. In addition, we expect to continue to pursue the sale of certain assets and certain borrowing arrangements, which will assists us in addressing our liquidity needs.

In October 2008 we suspended all of our lending activities, member investment capital raising and all other non-essential operations. This action was taken due to the macroeconomic problems in the real estate, credit and capital markets, concerns about the continued existence of many major national and international financial institutions, and the ability, willingness and timeliness of the federal government to intervene. We took this action because we believed that the market for take-out financing for our borrowers had materially diminished. Further, member redemption requests had accelerated during 2008, particularly in August and September 2008. Further, to adequately protect our cash reserves for purposes of honoring its contractual commitments for remaining unfunded loan obligations, as well as retaining a liquidity reserve for funding ongoing operations, all new lending activity was ceased. Lastly, in the context of our expectations of materially lower borrower payoffs and pay downs resulting from the absence of available take-out financing from third-party lenders, we concluded that the viability of our historical business model was at risk, and deemed it ill-advised to raise capital from new investors at that time in light of the deterioration of the real estate, credit and other relevant markets.

In recent months, we have seen an increased level of market activity and unsolicited offers received by interested third parties to purchase our assets. Further, in recent months, we have had ongoing discussions with potential interim lenders, and have received preliminary indications of borrowing opportunities for us in amounts that would provide us with sufficient capital to fund the next 12 months of operations. While none of these borrowing opportunities has advanced to the point where we believe they are probable, we do believe that we can continue to sell assets to fund current operations and facilitate our strategic plan.

We previously engaged a consulting firm to provide asset management services, which includes administration of all real estate owned assets, loans currently in default and other loans for which default is probable. The asset management responsibilities include (i) addressing our liquidity needs by negotiating for loan pay downs or payoffs with existing borrowers, (ii) exercising enforcement rights against loan guarantors, and (iii) considering offers from potential third party buyers of loans or real estate owned assets. As part of these duties, we have explored various options, including the pledging of loans in exchange for borrowings from commercial banks or private investment fundings, and the possibility of private or public equity or debt offerings. To date, we have closed a limited number of these liquidity transactions due to the continued disruptions in the real estate related credit markets. However, we have sold a sufficient number of assets to continue operating the business and administrating the loans and real estate. However, the sales of such assets thus far have been based on distressed valuation pricing because of the substantial supply of assets in the market. We continue to seek to secure interim debt financing to allow us the time and resources necessary to meet liquidity requirements and dispose of assets in a reasonable manner and on terms favorable to us. However, the dislocations and uncertainty in the economy, and in the real estate, credit, and other markets, have created an extremely challenging environment that will likely continue for the foreseeable future, and we cannot assure you that we will have sufficient liquidity.

Prior to its acquisition of the Manager, the Fund itself had no employees, management group or independent board of directors, and was dependent on the Manager for those functions. Accordingly, lenders and other organizations in the past preferred that the Manager function as an intermediary in business transactions rather than contracting directly with the Fund. With the acquisition of the Manager effective June 18, 2010, we will act in such matters on our own behalf. Moreover, in order to create liquidity and financial flexibility for us and our stockholders, we intend to pursue an initial public offering.

For additional information regarding the requirements for and sources of liquidity, please refer to the discussion above and our Form 10-K/A. Except as discussed below, there have been no material changes in these requirements or sources since December 31, 2009.

Requirements for Liquidity

We require liquidity and capital resources for various financial needs, including loan fundings, maintenance and development costs for real estate owned, management fees and loan enforcement costs, interest expense on participations and loans, repayment of principal on borrowings, distributions to members, member redemptions and general working capital. After we raise additional capital in an initial public offering or otherwise, we expect our liquidity and capital requirements to include funds to acquire in our target assets as well as dividends to stockholders.

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

Estimated future commitments for construction or development costs, and for interest, are recorded on the consolidated balance sheets as an Undisbursed Portion of Loans-in-process and Interest Reserves, which are deducted from Mortgage Loan Note Obligations to arrive at net principal outstanding, or are shown net of loans held for sale. As of December 31, 2009 and June 30, 2010, undisbursed loans-in-process and interest reserves balances were as follows (in thousands):

	December 31, 2009			June 30, 2010
	Loans Held	Loans Held		Loans Held	Loans Held
	to Maturity	for Sale	Total	to Maturity	for Sale	Total
Undispersed Loans-in-process per
Note Agreement	$63,001	$-	$63,001	$-	$61,701	$61,701
Less: amounts not to be funded	(47,026)	-	(47,026)	-	(45,755)	(45,755)
Undispersed Loans-in-process per
Financial Statements	$15,975	$-	$15,975	$-	$15,946	$15,946

A breakdown of loans-in-process expected to be funded is presented below (in thousands):

	December 31,	June 30,
Loans-in-Process Allocation:	2009	2010
Construction/Operations Commitments	$3,731	$3,176
Unfunded Interest Reserves	7,524	6,820
Deferred Loan Fees due to Manager	2,360	-
Reserve for Protective Advances	654	4,244
Taxes and Other	1,706	1,706
Total Loan-in-Process	$15,975	$15,946

While the contractual amount of unfunded loans in process and interest reserves totaled $63.0 million and $61.7 million at December 31, 2009 and June 30, 2010, respectively, we estimate that we will fund approximately $15.9 million subsequent to June 30, 2010. Of the $15.9 million expected to be funded, $6.8 million relates to unfunded interest reserves on a loan restructured in December 2009 (which is a non-cash commitment), $3.2 million relates to anticipated borrower construction or operating costs, $1.7 million relates to tax related reserves, and $4.2 million relates to reserves for protective advances not required under the terms of the loan agreement but that we expect to fund to protect our interest in the asset. The difference of $45.7 million, which is not expected to be funded, relates to loans that are in default, loans that have been modified to lower the funding amount, and loans whose funding is contingent on various project milestones, many of which have not been met to date and are not expected to be met given current economic conditions. Accordingly, these amounts are not reflected as funding obligations in the accompanying consolidated balance sheet. With available cash and cash equivalents of $3.5 million at June 30, 2010, scheduled loan payoffs, the suspension of member redemptions, the suspension of new loan request funding, debt financing secured for us, and other available sources of liquidity, including potential loan participations, loan sales or sales of real estate owned assets, we expect to meet our obligation to fund these undisbursed amounts in the normal course of business. See Note 1 for discussion of our liquidity.

At December 31, 2009, one of our borrowers had established unfunded interest reserves, no borrowers had funded interest reserves, and one borrower prepaid interest on the related note through the conveyance of certain real estate, and the remaining 53 of our borrowers were obligated to pay interest from their own alternative sources. At June 30, 2010, one of our borrowers had established unfunded interest reserves, no borrowers had funded interest reserves remaining, and 46 of our borrowers were obligated to pay interest from their own alternative sources. As noted in the table above, we had $6.8 million of remaining interest reserves on three loans totaling $31.9 million at June 30, 2010.

During the six months ended June 30, 2009 and 2010, we recognized $5.2 million and $11,000, respectively, in mortgage loan interest which was satisfied by the use of unfunded interest reserves, which represented approximately 29.6% and 1.2% of total mortgage loan interest income for the periods, respectively. During the three months ended June 30, 2009 and 2010, we recognized $1.9 million and $6,000 respectively, in mortgage loan interest which was satisfied by the use of unfunded interest reserves, which represented approximately 34.5% and 1.5% of total mortgage loan interest income for the periods, respectively. Additionally, during the six months ended June 30, 2009 and 2010, we recognized $7.1 million and $0, respectively, in mortgage loan interest which was satisfied by the use of funded interest reserves, which represented approximately 40.7% and 0% of total mortgage loan interest income for the periods, respectively. During the three months ended June 30, 2009 and 2010, we recognized $1.1 million and $0, respectively, in mortgage loan interest which was satisfied by the use of funded interest reserves, which represented approximately 18.1% and 0% of total mortgage loan interest income for the periods, respectively.

If we raise additional capital through an initial public offering or otherwise, we expect our loan funding requirements to decrease over the shorter term and our requirements for funds to acquire commercial mortgage loans to increase as we focus more on this asset class.

Maintenance and Development Costs for Real Estate Owned

We require liquidity to pay costs and fees to preserve and protect the real estate we own. Real estate held for development or sale consists primarily of properties acquired as a result of foreclosure or purchase and is reported at the lower of carrying value or fair value, less estimated costs to sell the property. At June 30, 2010, our real estate owned was comprised of 24 properties acquired through foreclosure or purchase, with a carrying value of $106.4 million. Costs related to the development or improvement of the assets are capitalized and costs relating to holding the assets are charged to expense. Cash outlays for capitalized development costs totaled $265,000 during the six months ended June 30, 2010. In addition, costs related to holding and maintaining such properties, which were expensed and included in operating expenses for real estate owned in the accompanying consolidated statement of operations, totaled approximately $2.5 million (including $1.0 million in property tax expense relating to foreclosed properties) and $1.3 million during the six month periods ended June 30, 2010 and 2009. The nature and extent of future costs for such properties depends on the level of development undertaken, the number of additional foreclosures and other factors.

Interest Expense

We also require liquidity to pay interest expense on loan participations, borrowings from the Manager and for notes payable. During the three months ended June 30, 2010, we secured financing from three lenders totaling $15.5 million for the purpose of funding remaining loan obligations, anticipated development costs for real estate owned assets, and working capital needs. One such borrowing is for a total of $9.5 million, bears interest at 12% per annum and requires monthly payments of interest only. The loan has an initial maturity of March 2011 but may be extended for two additional six month periods. The loan is secured by one of our real estate owned assets and an assignment of rents and tenant notes receivable derived from the property. We have also provided a guarantee for such debt.

During the six months ended June 30, 2010, we secured financing from a bank in the amount of $3.0 million for the purpose of funding a remaining loan obligation and for anticipated development costs for real estate owned. The note payable, which has no outstanding balance as of period ending June 30, 2010, bears interest at 12% per annum, requires monthly payments of interest only, and matures in February 2012. During the six months ended June 30, 2010, we incurred interest expense of $70,000 under this loan. The loan is secured by one of our real estate owned assets with a carrying value at June 30, 2010 of $3.1 million and a Company loan with a current carrying value of $5.0 million.

Also during the quarter ended June 30, 2010, we secured a line of credit from a bank in the amount of $3.0 million for the primary purpose of funding certain obligations resulting from the Conversion Transactions. The line of credit has an interest rate of 4.25% per annum, requires monthly interest payments and has a maturity date of October 5, 2010. The line has been fully utilized as of June 30, 2010.

In connection with the acquisition of the Manager, we assumed a note payable with an original balance of $450,000 that is being paid on a monthly basis over 48 months, commencing June 1, 2009, with interest at 8%. This note was made in connection with a settlement on a previous lease obligation and has been personally guaranteed by the CEO. As of June 30, 2010, the remaining obligation on the commitment is $342,000. Interest expense under this arrangement of $1,000 for the twelve days ended June 30, 2010 is included in interest expense on the accompanying consolidated statement of operations.

In connection with the acquisition of the Holdings, we assumed two notes payable with a total balance of $100,000. The notes bear interest at 15% per annum payable monthly and were set to mature December 31, 2013. The notes were paid in full on July 1, 2010. Interest expense under the notes was $1,000 for the twelve days ended June 30, 2010 is included in interest expense on the accompanying consolidated statement of operations.

Our policies with respect to, and the reasoning behind the need for, liquidity to satisfy management fees, loan enforcement costs and distributions to members and for member redemptions, have not changed in any material respect since our previously filed Form 10-K/A. For updated information regarding our requirements for these purposes, please see the discussion above.

General and Administrative Operating Costs

With the acquisition of the Manager, we also now require liquidity to pay various general and administrative costs previously absorbed by the Manager. Such costs include compensation and benefits, rent, insurance, utilities and other related costs of operations. Such costs approximate $600,000 per month but are expected to increase as our activities expand.

Sources of Liquidity

Loan Payments

The repayment of a loan at maturity creates liquidity. In the case of an extension, we typically charge the borrower a fee for re-evaluating the loan and processing the extension. Borrowers do not customarily pay this fee out of their own funds, but instead usually pay the fee out of available unfunded loan proceeds, or by negotiating an increase in the loan amount sufficient to pay the fee. However, to the extent that we extended a loan in the past, we did not generate liquidity because the Manager, and not the Fund, received the extension fee, if any. After consummation of the Conversion Transactions, we receive the extension fee. During the six months ended June 30, 2010, we received loan principal payments totaling $6.2 million. Excluding loan balances past scheduled maturity, we hold loans with scheduled maturities through 2010 totaling $61.1 million. However, due to the state of the economy and the compressed nature of the real estate, credit and other markets, loan defaults have continued to rise and are expected to rise further and there can be no assurance that any part of these loans will be repaid, or when they will be repaid.

Disposition of Real Estate Owned

The sale of real estate owned creates liquidity for us. During the six months ended June 30, 2010, we sold certain real estate owned for $2.9 million and recognized a loss on disposition of real estate of $1.0 million. Additionally, we are holding real estate owned assets for sale with a carrying value of $45.1 million. As development of certain real estate projects is completed, we anticipate that proceeds from the disposition of real estate will increase in the future. However, there can be no assurance that such real estate will be sold at a price in excess of the current book value of such real estate.

Notes Payable

During the six months ended June 30, 2010, we, through a wholly-owned subsidiary, secured financing from a bank in the amount of $9.5 million for the purpose of funding anticipated development costs for real estate owned, and for working capital needs. The note payable, which has an outstanding balance of $7.5 million at June 30, 2009, bears interest at 12% per annum and requires monthly payments of interest only. The loan has an initial maturity of March 2011 but may be extended for two additional six month periods. The loan is secured by one of our real estate owned assets with a carrying value at June 30, 2010 of $22.5 million and an assignment of rents and tenant notes receivable derived from the property. We have also provided a guarantee for such debt.

During the six months ended June 30, 2010, we, through a wholly-owned subsidiary, secured financing from a bank in the amount of $3.0 million for the purpose of funding a remaining loan obligation and for anticipated development costs for real estate owned. The note payable, which has no outstanding balance of at June 30, 2010, bears interest at 12% per annum, requires monthly payments of interest only, and matures in February 2012. The loan is secured by one of our real estate owned assets with a carrying value at June 30, 2010 of $3.1 million and a loan with a current carrying value of $5.0 million.

Also during the quarter ended June 30, 2010, we secured a line of credit from a bank in the amount of $3.0 million all of which was utilized for the primary purpose of funding certain obligations resulting from the Conversion Transactions. The line of credit has an interest rate of 4.25% per annum, requires monthly interest payments and has a maturity date of October 5, 2010.

In connection with the acquisition of the Manager, we assumed a note payable with an original balance of $450,000 that is being paid on a monthly basis over 48 months, commencing June 1, 2009, with interest at 8%. This note was made in connection with a settlement on a previous lease obligation and has been personally guaranteed by our CEO. As of June 30, 2010, the remaining obligation on the commitment is $342,000. Interest expense under this arrangement of $1,000 for the twelve days ended June 30, 2010 is included in interest expense on the accompanying consolidated statement of operations.

In connection with the acquisition of the Holdings, we assumed two notes payable with a balance of $100,000. The notes bear interest at 15% per annum payable monthly and were set to mature December 31, 2013. The notes we paid in full on July 1, 2010. Interest expense under the notes was $1,000 for the twelve days ended June 30, 2010 is included in interest expense on the accompanying consolidated statement of operations.

Cash Flows

Cash provided by operating activities was $12.3 million for the six months ended June 30, 2009, and cash used in operating activities was $9.2 million for the six months ended June 30, 2010. Cash provided by (used in) operating activities includes the cash generated from interest and other mortgage income from the Company’s loan portfolio, offset by amounts paid for management fees to the Manager and interest paid on participated loans, to the Manager for short-term borrowings, and to banks for notes payable. The decrease in the year over year amount is attributed to the decrease in the income-earning balance of our loan portfolio and resulting mortgage income.

Net cash used in investing activities was $21.8 million for the six months ended June 30, 2009, and net cash provided by investing activities was $2.9 million for the six months ended June 30, 2010. The decrease in net cash used by investing activities was attributable to a decrease in the number and amount of mortgage loan fundings ($21.9 million and $2.7 million during the six months ended June 30, 2009 and 2010, respectively), coupled with a increase in loan paydowns during the same periods ($1.5 million and $6.2 million during the six months ended June 30, 2009 and 2010, respectively). Moreover, we decreased the amount expended on real estate held for development ($1.8 million as compared to $265,000 during the six months ended June 30, 2009 and 2010, respectively). We also generated $2.9 million from the sale of certain real estate owned and utilized $3.3 million in connection with acquisition of the Manager during the six months ended June 30, 2010. No such amounts were incurred in the corresponding period in 2009.

Net cash used by financing activities was $10.8 million for the six months ended June 30, 2009 as compared to net cash provided by financing activities of $8.9 million for the six months ended June 30, 2010. The primary reason for the change in cash flows from financing activities is the suspension of member distributions during the reporting period ($16.7 million and $0 during the six months ended June 30, 2009 and 2010, respectively). Also, we generated proceeds from notes payable of $12.7 million for the six months ended June 30, 2010 as compared to none in 2009. We also repaid borrowings totaling $3.8 million during the six months ended June 30, 2010.

Critical Accounting Policies

Our critical accounting policies are disclosed in our previously filed Annual Report on Form 10-K/A for the fiscal year ended December 31, 2009. During the six months ended June 30, 2010, there have been no significant changes in our critical accounting policies, except for those shown below, resulting from the acquisition of the Manager effective June 18, 2010.

Loan Origination, Processing and Modification Fees. Fees for loan originations, processing and modifications, net of direct origination costs, are deferred at origination and amortized as an adjustment to mortgage loan interest income over the contractual term of the related loan. Non-refundable commitment fees are recognized as revenue when received. Generally all brokerage activity is administered through independent title companies.

Management Fees. We, through a wholly owned subsidiary, earn certain revenues for services rendered in connection with our management of the Strategic Wealth & Income Fund, or SWI Fund. Such revenues include asset management fees, organization fees, acquisition fees and origination fees. These fees are recorded when earned in accordance with the management agreement. We are also entitled to allocated earnings from SWI Fund, when SWI Fund exceeds certain performance objectives, as defined in the operating agreement.

Property and Equipment. Property and equipment are recorded at historical cost and are depreciated using the straight-line method over the shorter of the expected lease term or the estimated useful life of the asset. Expenditures for repairs and maintenance are charged to expense as incurred. For items that are disposed, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the statements of operations.

Internally Developed Software. We own certain proprietary software for use in our business. We capitalize the costs incurred during the application development stage, which include costs to design the software configuration and interfaces, coding, installation, and testing. Costs incurred during the preliminary project along with post-implementation stages of internal use computer software are expensed as incurred. Capitalized development costs are amortized over various periods up to five years. Costs incurred to maintain existing software applications are expensed as incurred.

Stock-Based Compensation. The 2010 IMH Financial Corporation Employee Stock Incentive Plan provides for awards of stock options, stock appreciation rights, restricted stock units and other performance based awards to our officers, employees, directors and certain consultants. The maximum number of shares of common stock that may be issued under such awards shall not exceed 1,200,000 common shares (subject to increase to 1,800,000 shares in the event of an initial public offering. We measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. No awards have been granted under this plan as of June 30, 2010.

401(k) Plan. We have a defined contribution plan for the benefit of all eligible employees under the provisions of Section 401(k) of the U.S. Internal Revenue Code. The 401(k) plan allows us to make discretionary contributions based upon the participants’ wages in accordance with the approved Plan document.

Income Taxes. We recognize deferred tax assets and liabilities and record a deferred income tax (benefit) provision when there are differences between assets and liabilities measured for financial reporting and for income tax purposes. We regularly review our deferred tax assets to assess our potential realization and establish a valuation allowance for such assets when we believe it is more likely than not that we will not recognize some portion of the deferred tax asset. Generally, we record any change in the valuation allowance in income tax expense. Income tax expense includes (i) deferred tax expense, which generally represents the net change in the deferred tax asset or liability balance during the year plus any change in the valuation allowance and (ii) current tax expense, which represents the amount of taxes currently payable to or receivable from a taxing authority plus amounts accrued for income tax contingencies (including both penalty and interest). Income tax expense excludes the tax effects related to adjustments recorded to accumulate other comprehensive income (loss) as well as the tax effects of cumulative effects of changes in accounting principles.

In evaluating the ability to recover our deferred tax assets, we consider all available positive and negative evidence regarding the ultimate realizability of our deferred tax assets including past operating results and our forecast of future taxable income. In addition, general uncertainty surrounding the future economic and business conditions have increased the likelihood of volatility in our future earnings. We have recorded a valuation allowance against our net deferred tax assets.

Prior to consummation of the Conversion Transactions, because the Fund was a partnership for tax purposes, no income taxes were paid by the Fund. Instead, the members separately paid taxes based on their pro rata shares of the Fund’s income, deductions, losses and credits and members could elect to either reinvest or receive cash distributions from the Fund. Whether received in cash or reinvested, members are individually responsible to pay their respective income taxes on income allocated to them in respect of the period prior to the conversion.

Recent Accounting Pronouncements

For information regarding recent accounting pronouncements that are applicable to us, see Note 2 to our unaudited consolidated financial statements included with this Form 10-Q.

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

Our analysis of risks is based on our management’s and independent third parties’ experience, estimates, models and assumptions. These analyses rely on models which utilize estimates of, among other things, fair value and interest rate sensitivity. Actual economic conditions or implementation of decisions by our management may produce results that differ significantly from the estimates and assumptions used in our models and the projected results discussed in this Form 10-Q.

As a result of the economic decline and market disruptions, we believe there are severe restrictions on the availability of financing in general and concerns about the potential impact on credit availability, liquidity, interest rates and changes in the yield curve. While we have been able to meet all of our liquidity needs to date, there are still concerns about the availability of financing generally, and specifically about the availability of take-out financing for our borrowers. This will likely result in increased defaults, non-accrual loans and foreclosures, which will impact our short-term mortgage income recognition. Further, the timing and amount received from the ultimate disposition of those assets cannot be determined given the current state of the U.S. and worldwide financial and real estate markets.

Our assets consist primarily of short-term commercial mortgages, real estate held for development in anticipation of sale, interest and other receivables and cash and cash equivalents. The principal balance on our aggregate investment in mortgage loans was $544.4 million and $517.1 million at December 31, 2009 and June 30, 2010, respectively (before the $330.4 million allowance for credit loss and $349.5 million valuation allowance,  respectively). Our loans historically have had original maturities between six and 18 months. However, with the general lack of take out financing available to our borrowers, we have modified certain loans to extend the maturity dates to two years or longer. At June 30, 2010, the weighted average remaining scheduled term of our outstanding loans was 17.8 months (excluding loans past their scheduled maturity at June 30, 2010), with 53.1% of the loans at fixed interest rates and 46.9% of the loans at variable interest rates. However, it is management’s intention to actively market and sell such loans. At June 30, 2010, the weighted average rate on our fixed rate portfolio was 9.82% per annum, and was 12.99% per annum on our variable rate loans tied to the Prime interest rate. The weighted average interest rate on all of our loans was 11.31% per annum at June 30, 2010.

We seek to manage our risks related to the credit quality of our assets, interest rates, liquidity, prepayment speeds and market value while, at the same time, seeking to provide an opportunity to our stockholders to realize attractive risk-adjusted returns through ownership of our capital stock. While we do not seek to avoid risk completely, we believe the risks we face can be quantified from historical experience and we seek to actively manage these risks and to generate sufficient returns to justify the risks we undertake and to maintain capital levels consistent with those risks.

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

Interest Rate Effect on Net Interest Income

Our operating results will depend, in part, on differences between the income earned on our assets and the cost of our borrowing and hedging activities. The cost of our borrowings will generally be based on prevailing market interest rates. During a period of rising interest rates, our borrowing costs generally will increase (1) while the yields earned on our fixed-rate mortgage assets will remain static, and (2) at a faster pace than the yields earned on our floating and adjustable rate mortgage assets, which could result in a decline in our net interest spread and net interest margin. The severity of any such decline would depend on our asset/liability composition at the time as well as the magnitude and duration of the interest rate increase. Further, an increase in short-term interest rates could also have a negative impact on the market value of our target assets. If any of these events happen, we could experience a decrease in net income or incur a net loss during these periods, which could harm our liquidity and results of operations. We expect that our short term lending will be less sensitive to short term interest rate movement. This is due to the traditionally short term maturities of those loans.

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

Interest Rate Mismatch Risk

We may fund a portion of our acquisition of mortgage loans and mortgage backed securities assets with borrowings that are based on the Wall Street Journal Prime Interest Rate, or Prime, while the interest rates on these assets may be indexed to the London Interbank Offer Rate, or LIBOR, or another index rate, such as the one-year Constant Maturity Treasury, or CMT, index, the Monthly Treasury Average, or MTA, index or the 11th District Cost of Funds Index, or COFI. Accordingly, any increase in LIBOR relative to one-year CMT rates, MTA or COFI will generally result in an increase in our borrowing costs that is not matched by a corresponding increase in the interest earnings on these assets. Any interest rate index mismatch could adversely affect our financial condition, cash flows and results of operations, which may negatively impact distributions to our stockholders. To mitigate interest rate mismatches, we may utilize the hedging strategies discussed above.

Prepayment Risk

Prepayment risk is the risk that principal will be repaid at a different rate than anticipated, causing the return on an asset to be less or more than expected. As we receive prepayments of principal on our assets, premiums paid on such assets will be amortized against interest income. In general, an increase in prepayment rates will accelerate the amortization of purchase premiums, thereby reducing the interest income earned on the assets. Conversely, discounts on these assets are accreted into interest income. In general, an increase in prepayment rates will accelerate the accretion of purchase discounts, thereby increasing the interest income earned on the assets.

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

Market Value Risk. Our available-for-sale securities will be reflected at their estimated fair value, with the difference between amortized cost and estimated fair value reflected in accumulated other comprehensive income pursuant to applicable accounting guidance. The estimated fair value of these securities fluctuates primarily due to changes in interest rates, among other factors. Generally, in a rising interest rate environment, the estimated fair value of these securities would be expected to decrease; conversely, in a decreasing interest rate environment, the estimated fair value of these securities would be expected to increase. As market volatility increases or liquidity decreases, the fair value of our assets may be adversely impacted. If we are unable to readily obtain independent pricing to validate our estimated fair value of the securities in our portfolio, the fair value gains or losses recorded in other comprehensive income may be adversely affected.

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

Historically, due to the short-term maturities of our loans, our status, and the existence of interest rate floors on our variable rate loans, market fluctuations in interest rates generally had not affected the fair value of our loans. However, given the significant decline in the fair value of the underlying real estate collateral securing our loans and the lack of available take-out financing, we have experienced a significant increase in loans in default and loans placed in non-accrual status that has adversely affected our operating results and is expected to continue to do so in the future.

At December 31, 2009 and June 30, 2010, the percentage of our loan principal in default status was 97.1% and 99.5%, respectively, and the percentage of our loan principal in non-accrual status was 96.0% and 99.3%, respectively.

Significant and sustained changes in interest rates could also affect our operating results. If interest rates decline significantly, some of the borrowers could prepay their loans with the proceeds of a refinancing at lower interest rates. Assuming we could not replace these loans with loans at interest rates similar to those that were prepaid (which, given our current status of not funding loans, is likely the case), prepayments would reduce our earnings and funds available for distribution to members. On the other hand, a significant increase in market interest rates could result in a slowdown in real estate development activity, which could reduce the demand for our real estate loans and the collateral securing the loans. Due to the complex relationship between interest rates, real estate investment and refinancing possibilities, we are not able to quantify the potential impact on our operating results of a material change in our operating environment other than interest rates. However, assuming our June 30, 2010 portfolio remained unchanged for one year, a 100 basis point increase or decrease in the Prime interest rate would cause our portfolio yield to remain unchanged at 11.31% per annum. The result is due to the interest rate floor contained in our variable rate loans and current Prime rate. The following table presents the impact on annual interest income, assuming all loans were performing, based on changes in the Prime rate (in thousands except percentages):

	(in thousands)
	June 30, 2010 Portfolio Information
	Fixed Rate	Variable Rate	Total
Outstanding Balance	$274,792	$242,346	$517,138
Current Weighted Average Yield	9.82%	12.99%	11.31%
Annualized Interest Income	$26,976	$31,490	$58,466

				Pro-forma	Change
	Change in Annual Interest Income			Yield	In Yield
	Fixed Rate	Variable Rate	Total
Increase in Prime Rate:
0.5% or 50 basis points	$-	$-	$-	11.31%	0.00%
1.0% or 100 basis points	$-	$-	$-	11.31%	0.00%
2.0% or 200 basis points	$-	$41	$41	11.31%	0.01%

Decrease in Prime Rate:
0.5% or 50 basis points	$-	$-	$-	11.31%	0.00%
1.0% or 100 basis points	$-	$-	$-	11.31%	0.00%
2.0% or 200 basis points	$-	$-	$-	11.31%	0.00%

The following table contains information about our mortgage loan principal balances as of June 30, 2010, presented separately for fixed and variable rates and the calendar quarters in which such mortgage investments mature.

	(in thousands)
	Matured	Q3 2010	Q4 2010	Q1 2011	Q1 2011	Q4 2011	Q3 2012	Total
Loan Rates:
Variable	$180,735	$54,952	$5,041	$1,618	$-	$-	$-	$242,346
Fixed	142,292	1,117	-	-	955	32,475	97,953	274,792
	$323,027	$56,069	$5,041	$1,618	$955	$32,475	$97,953	$517,138
Less: Valuation Allowance								(349,518)
Net Carrying Value								$167,620

As of June 30, 2010, we had cash and cash equivalents totaling $3.5 million (or 1.2% of total assets), all of which were held in bank accounts or highly liquid money market accounts or short-term certificates of deposit. We have historically targeted 3%-5% of the principal balance of our outstanding loans to be held in such accounts as a working capital reserve. However, our actual deployment may vary depending on the timing and amount of investor capital raised and the timing and amount of loans identified and funded. We believe that these financial assets do not give rise to significant interest rate risk due to their short-term nature.

Item 4T.	Controls and Procedures

Controls and Procedures

Our management has evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Form 10-Q.

Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the period ended June 30, 2010 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes to Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our fiscal quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our evaluation of the effectiveness of our internal control over financial reporting.

In designing and evaluating our disclosure controls and procedures and internal control over financial reporting, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in designing and evaluating the controls and procedures. We regularly review and document our disclosure controls and procedures, and is in the process of refining our internal control over financial reporting, and may from time to time make appropriate changes aimed at enhancing their effectiveness and ensure that our systems evolve with our business.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

We may be a party to litigation as the plaintiff or defendant in the ordinary course of business in connection with loans that go into default, or for other reasons, including, without limitation, potential claims or judicial actions relating to the Conversion Transactions. While various asserted and unasserted claims exist, resolution of these matters cannot be predicted with certainty, and we believe, based upon currently available information, that the final outcome of such matters will not have a material adverse effect, if any, on our results of operations or financial condition.

Following the suspension of certain of our activities, including the suspension of member redemptions, certain of the members of the Fund requested that their redemption requests be honored due to financial hardships or other reasons. In each instance, we responded that we will not grant those requests and we are treating all members uniformly. While we have not been served with any lawsuits from members, certain members have filed grievances with the SEC and other regulatory agencies related to our administration of the Fund (including regarding our suspension of redemptions), and these members’ disapproval of the Conversion Transactions.

After we filed the initial Registration Statement on Form S-4 with the SEC on December 30, 2009, or the Form S-4, in connection with the Conversion Transactions, various disputes have arisen relating to the consent solicitation/prospectus and the proposed transactions contained therein.

Three proposed class action lawsuits were filed in the Delaware Court of Chancery (May 26, 2010, June 15, 2010 and June 17, 2010) against us and our affiliated named individuals and entities. The May 26 and June 15, 2010 lawsuits contain similar allegations, claiming that fiduciary duties owed to Fund members and to the Fund were breached because the Conversion Transactions were unfair to Fund members, constitute self-dealing and because the Form S-4 and/or information provided about the Form S-4 or Conversion Transactions are false and misleading. The June 17, 2010 lawsuit focuses on whether the Conversion Transactions constitute a “roll up” transaction under the Fund’s operating agreement, and seeks damages for breach of the operating agreement. We and our affiliated named individuals and entities dispute these claims and will defend vigorously against these actions.

An action was filed on June 14, 2010 by Fund members Ronald Tucek and Cliff Ratliff, as well as LGM Capital Partners, LLC (also known as The Committee to Protect IMH Secured Loan Fund, LLC) in the Delaware Court of Chancery against us and affiliated named individuals and entities. The June 14, 2010 lawsuit claims that that fiduciary duties and the duty of disclosure owed to Fund members and to the Fund were breached because the Conversion Transactions were unfair to Fund members, constitute self-dealing and because the Form S-4 and/or information provided about the Form S-4 or Conversion Transactions are false and misleading. We and our affiliated named individuals and entities dispute these claims and will defend vigorously against this action.

A lawsuit was filed in the Superior Court of California, County of Santa Barbara and served on June 1, 2010 by a purported Fund member, Barney Weinman, against the Manager and individuals and entities associated with a broker dealer that placed Weinman with the Fund. This action alleges that the broker dealer who placed Weinman in the Fund did so in breach of his fiduciary duties to Weinman, and also alleges that the Manager knew that the Fund’s business was declining and that redemptions would be frozen, but failed to disclose that to Weinman. The action seeks returns of his investment and damages. We dispute these claims and will defend vigorously against this action.

We received notice from the SEC on June 8, 2010 that it is conducting an investigation related to us, as well as requests for documents. It is unclear at this time what subject matters the SEC investigation will encompass. From the SEC’s requests for documents, it appears, however, that the SEC is interested in broker dealer transactions and relationships. Our present intention is to work cooperatively with the SEC in its investigation, but we do not believe that we have violated any federal securities laws.

We believe that we have always been, and currently are, in compliance with all regulations that materially affect us and our operations, and that we have acted in accordance with our operating agreement prior to its termination as a result of the Conversion Transactions. However, there can be no guarantee that this is the case or that the above-described or other matters will be resolved favorably, or that we or our affiliates may not incur significant legal and other defense costs, damage or settlement payments, regulatory fines, or limitations or prohibitions relating to our or our affiliates’ business activities, any of which could harm our operations.

Item 1A.	Risk Factors

We have updated our risk factors following the consummation of the Conversion Transactions. In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Item 1A, “Risk Factors,” in our previously filed Form 10-K/A, as supplemented by subsequent Quarterly Reports on Form 10-Q, which could materially affect our business, financial condition or results of operations. The risks described below are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

Risks Related to Our Business Strategy and Our Operations

We have recorded losses for the years ended December 31, 2008 and 2009, and for the six months ended June 30, 2010 and may continue to do so.

We reported a net loss of $258.3 million for the year ended December 31, 2008, a net loss of $74.5 million for the year ended December 31, 2009, and a net loss of $45.0 million for the six months ended June 30, 2010. In each case, the net loss was primarily attributable to the recording of a provision for credit losses relating to our commercial mortgage loan portfolio. As of June 30, 2010, our accumulated deficit aggregated $453.6 million. Our historical business model relies on the availability of third-party capital to our borrowers to re-finance short-term bridge loans that we provided to the borrowers to facilitate real estate entitlement and development. However, the erosion of the U.S. and global credit markets in 2008 and 2009, including a significant and rapid deterioration of the commercial mortgage lending and related real estate markets, has substantially curtailed the availability of traditional sources of take-out financing. As a result, we have experienced increased default and foreclosure rates on our commercial mortgage loans. In addition, as a result of these changes, we modified certain commercial mortgage loans, including modifications to the applicable periodic repayment rates and extended maturity dates by two years or longer. We may also modify loans in the future in an effort to, among other things; protect our collateral from a borrower’s default.

Our operating expenses may increase as a result of the recent completion of the Conversion Transactions.

We bear certain overhead or operating expenses, including costs associated with commercial real estate mortgage loan originations, member development and operations, and other general overhead costs which the Manager previously was required to bear or voluntarily paid on behalf of the Fund prior to the consummation of the Conversion Transactions. As a result, we expect our overhead and operating expenses to increase, and the increase in these expenses may not necessarily be offset in whole or in part by increased revenues as a result of the acquisition of the Manager and Holdings. For the years ended December 31, 2007, 2008, and 2009 and the period from January 1, 2010 through June 18, 2010 (the date of acquisition), the Manager paid $19.9 million, $18.2 million, $5.9 million, and $2.7 million, respectively, of those expenses. Additionally, we will be required to pay direct expenses or costs, which include salaries paid to our employees, expenses or costs related to our defaulted commercial real estate mortgage loans, foreclosure activities, property acquired through foreclosure, and interest expense paid on mortgage loans that we have sold or participated. As defaults and foreclosures of our commercial mortgage loans have increased, the costs related to these activities have also significantly increased and are expected to continue to increase. These costs are material and may harm our results of operations, cash flow and liquidity.

Our operating expenses may increase following the completion of an initial public offering.

As a publicly-reporting company, we incur significant accounting, legal and other expenses, including the costs associated with filing periodic reports with the SEC. We expect these and related costs to increase as a result of listing our shares of common stock on the NYSE, becoming subject to rules of the NYSE and complying with additional corporate governance requirements, including the retention of independent directors and the formation of additional board committees. The Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and the Exchange Act, and the rules and regulations promulgated thereunder, impose additional requirements on publicly-reporting companies. For example, the Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and maintain, test and report on internal control over financial reporting. We are not currently subject to this requirement but expect we will incur the additional expense to have our auditors attest to management’s evaluation of the effectiveness of its internal controls over financial reporting in accordance with Section 404(b) of the Sarbanes-Oxley Act as a result of listing on the NYSE. We expect to devote a substantial amount of time to these compliance initiatives, which diverts management from otherwise focusing on our day-to- day business activities. As a result, our operating expenses may increase, which could harm our business, financial condition and results of operations.

We anticipate that a significant portion of our portfolio will continue to be in the form of non-performing and distressed commercial mortgage loans, or loans that may become non-performing and distressed, which are subject to increased risks relative to performing mortgage loans.

As is the case with our current assets, we anticipate that a significant portion of our future assets will continue to be in the form of whole loan commercial real estate mortgages that we originate or acquire, including non-performing and distressed commercial mortgage loans, which are subject to increased risks of loss. These loans may already be, or may become, non-performing or distressed for a variety of reasons, including, without limitation, because the underlying property is too highly leveraged or the borrower becomes financially distressed, in either case, resulting in the borrower being unable to meet its debt service or repayment obligations to us. These non-performing or distressed commercial mortgage loans may require a substantial amount of workout negotiations or restructuring, which may divert the attention of our management from other activities and entail, among other things, a substantial reduction in the interest rate, capitalization of interest payments, and a substantial write-down of the principal of our loans. However, even if we successfully accomplish these restructurings, our borrowers may not be able or willing to maintain the restructured payments or refinance the restructured mortgages upon maturity.

In addition, certain non-performing or distressed commercial mortgage loans that we acquire may have been originated by financial institutions that are or may become insolvent or suffer from serious financial stress or are no longer in existence. As a result, the recourse to the selling institution or the standards by which these loans are being serviced or operated may be adversely affected. Further, loans on properties operating under the close supervision of a mortgage lender are, in certain circumstances, subject to certain additional potential liabilities that may exceed the value of our investment.

As with our current commercial mortgage loans, we may find it necessary or desirable to foreclose on many of the mortgage loans we originate or acquire, and the foreclosure process may be lengthy and expensive. Borrowers may resist mortgage foreclosure actions by asserting numerous claims, counterclaims and defenses against us, including, without limitation, lender liability claims and defenses, even when the assertions may have no basis in fact, in an effort to prolong the foreclosure action and seek to force the lender into a modification of the loan or a favorable buy-out of the borrower’s position in the loan. In some states, foreclosure actions can take several years or more to litigate. At any time prior to or during the foreclosure proceedings, the borrower may file for bankruptcy, which would have the effect of staying the foreclosure actions and further delaying the foreclosure process. Foreclosure may create a negative public perception of the related mortgaged property, resulting in a diminution of its value. Even if we are successful in foreclosing on a loan, the liquidation proceeds upon sale of the underlying real estate may not be sufficient to recover our cost basis in the loan, resulting in a loss to us. Furthermore, any costs or delays involved in the foreclosure of the loan or a liquidation of the underlying property will further reduce the net proceeds and, thus, increase the loss. Any reductions could harm the value of the commercial mortgage loans in which we intend to invest.

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

Whole commercial loan mortgages are also subject to “special hazard” risk (property damage caused by hazards, harm such as earthquakes or environmental hazards, not covered by standard property insurance policies), and to bankruptcy risk (reduction in a borrower’s mortgage debt by a bankruptcy court). In addition, claims may be assessed against us on account of our position as mortgage holder or property owner, including responsibility for tax payments, environmental hazards and other liabilities, which could harm our results of operations, financial condition and our ability to make distributions to our stockholders.

Recent market conditions may make it more difficult for us to analyze potential investment opportunities for our assets.

Our success will depend, in part, on our ability to analyze effectively potential investment opportunities in order to assess the level of risk-adjusted returns that we should expect from any particular asset. To estimate the value of a particular asset, we or our affiliates may use historical assumptions that may or may not be appropriate during the current unprecedented downturn in the real estate market and general economy. To the extent that we or our affiliates use historical assumptions that are inappropriate under current market conditions, we may lend on a real estate asset that we might not otherwise lend against, overpay for an asset or acquire an asset that we otherwise might not acquire, which may harm our results of operations and our ability to pay dividends to our stockholders.

In addition, as part of our overall risk management, we intend to analyze interest rate changes and prepayment trends separately and collectively to assess their effects on our assets. In conducting our analysis, we may depend on certain assumptions based upon historical trends with respect to the relationship between interest rates and prepayments under normal market conditions. Recent dislocations in the real estate mortgage market or other developments may change the way that prepayment trends have historically responded to interest rate changes, which may harm our ability to (i) assess the market value of our assets, (ii) implement any hedging strategies we may decide to pursue, and (iii) implement techniques to reduce our prepayment rate volatility. If our estimates prove to be incorrect or our hedges do not adequately mitigate the impact of changes in interest rates or prepayments, we may incur losses that could harm our financial condition, results of operations and our ability to pay dividends to our stockholders.

The supply of commercial mortgage loans available at significant discounts will likely decrease as the economy improves, which may cause us to adjust our business strategies.

We anticipate that our business strategy will focus on the acquisition and disposition of distressed real estate assets. However, when the current conditions in the commercial mortgage market, the financial markets and the economy stabilize or improve, the availability of borrowers and projects that meet our underwriting criteria, or commercial mortgage loans that meet our business objectives and strategies will likely decrease, which could prevent us from implementing our business strategies. At that time, we intend to reevaluate our business strategies, however, any of our current or future strategies may not be successful. Additionally, the manner in which we compete and the types of assets we seek to acquire will be affected by sudden changes in our industry, the regulatory environment, the role of government-sponsored entities, the role of credit rating agencies or their rating criteria or process, or the U.S. and global economies generally. If we do not effectively respond to these changes, or if our strategies to respond to these changes are not successful, our financial condition and results of operations may be harmed. In addition, we may not be successful in executing our business strategies and even if we successfully implement our business strategies, we may not ever generate revenues or profits.

We are subject to litigation or claims, including in connection with the recently consummated Conversion Transactions.

We are subject to a number of claims relating to the recently consummated Conversion Transactions and our historical operations. As discussed more fully under Part II, Item 1. “Legal Proceedings,” three proposed class action lawsuits have been filed in the Delaware Court of Chancery against us and affiliated named individuals and entities, containing similar allegations. An action was also filed on June 14, 2010 by certain Fund members, alleging that fiduciary duties and the duty of disclosure owed to Fund members and to the Fund were breached. We and the named individuals and entities affiliated with us dispute these claims and will defend vigorously against this action. In addition, we received notice from the SEC on June 8, 2010 that it is conducting an investigation related to us, as well as requests for documents. It is unclear at this time what subject matters the SEC investigation will encompass. From the SEC’s requests for documents, it appears, however, that the SEC is interested in broker dealer transactions and relationships. Our present intention is to work cooperatively with the SEC in its investigation, but we do not believe that we have violated any federal securities laws. A member has also filed a lawsuit against us and individuals and entities associated with a broker dealer who placed the member in the Fund, alleging breach of fiduciary duty by the broker dealer and failure to disclose by us. We have been required to devote substantial time and resources to defend against such actions. Regardless of the merits of these claims, we have incurred significant additional expenses and devoted significant attention to the outcome of these matters. Other parties may also assert claims or legal actions against us or parties indemnified by us. Regardless of the merits of any such claim or legal action, the Fund may incur significant additional expenses, liabilities and indemnification obligations, and any uncertainty as to the outcome of litigation and could distract management attention from focusing on managing our business. As a result, we could be required to make cash payments at a time when we lack sufficient liquidity to do so, which would force us to sell assets at a significant discount to values that may otherwise be realizable.

If we are required to fund the entire amount of unfunded loans in process, our liquidity may be harmed.

We have contractual commitments on unfunded commercial mortgage loans to our borrowers in process and interest reserves totaling $19.6 million at June 30, 2010, of which we estimate we will fund no more than $15.9 million and no more than $9.1 million in cash. The latter amount excludes amounts of previous commitments that we are no longer obligated to fund because the borrowers are in default, the loans have been modified to lower the funding amount, or the loan funding was contingent on various project milestones which were not met. If we are required to fund any of the unfunded contractual commitments to our borrowers for unfunded commercial mortgage loans in process, this could harm our liquidity.

We do not have a dedicated loan workout department.

Substantially all of our commercial mortgage loans are in default, and currently performing loans may default in the future. However, we currently do not have a dedicated loan workout department solely designed to renegotiate and manage non-performing or distressed loans. Rather, we typically engage a team of consultants who are physically located at our premises to assist us in managing such activities. Some of these consultants are also employed by other unrelated clients to whom the consultant is obligated to provide time and attention and, thus, these consultants may be unavailable to us from time to time. If employees or consultants are not available to assist us in negotiating and managing non-performing or distressed loans, our rights as a lender or creditor could be compromised and we may not be able to realize the full potential value of these loans.

A secondary market for our loans or other assets we acquire may not develop, in which case we may not be able to diversify our assets in response to changes in economic and other conditions, and we may be forced to bear the risk of deteriorating real estate markets, which could increase the borrower’s defaults on our loans and cause us to experience losses.

Many of our target assets, including commercial mortgage loan related assets, generally experience periods of illiquidity, such as the current period of delinquencies and defaults with respect to commercial mortgage loans. In addition, a secondary market for our portfolio loans or other assets we acquire may not develop. We will generally bear all the risk of our assets until the loans mature and are repaid or are sold. A lack of liquidity may result from the absence of a willing buyer or an established market for these assets, as well as legal or contractual restrictions on resale or the unavailability of financing for these assets. In addition, certain of our target assets, such as bridge loans and other commercial real estate mortgage loans may also be particularly illiquid assets due to their short life, their potential unsuitability for securitization and the greater difficulty of recovery in the event of a borrower’s default. The potential illiquidity of our assets may make it difficult for us to sell such assets at advantageous times or at favorable prices, including, if necessary, to maintain our exemption from the Investment Company Act. Moreover, turbulent market conditions, such as those currently in effect, could harm the liquidity of our assets. As a result, our ability to sell our assets and purchase new assets may be relatively limited, which may cause us to incur losses. If we are required to sell all or a portion of our assets quickly, we may realize significantly less than the value at which we have previously recorded our assets. This will limit our ability to mitigate our risk in changing real estate markets and may result in reduced returns to our stockholders.

Our access to public capital markets and private sources of financing may be limited and, thus, our ability to make additional investments may be limited.

Our access to public capital markets and private sources of financing will depend upon a number of factors over which we have little or no control, including, among others, the following:

•	general market conditions;

•	the market’s view of the quality of our assets;

•	the market’s view of our management;

•	the market’s perception of our growth potential;

•	our eligibility to participate in, and access capital from, programs established by the U.S. government;

•	our current and potential future earnings and cash distributions; and

•	the market price of our common stock.

The current dislocations and weaknesses in the capital and credit markets could adversely affect one or more private lenders and could cause one or more lenders to be unwilling or unable to provide us with financing or to increase the costs of such financing to us. In addition, several banks and other institutions that historically have been reliable sources of financing have gone out of business, which has reduced significantly the number of lending institutions and the availability of credit. Moreover, the return on our assets and cash available for distribution to our stockholders may be reduced to the extent that market conditions prevent us from leveraging our assets or cause the cost of our financing to increase relative to the income that can be derived from the assets acquired. If we are unable to obtain financing on favorable terms or at all, we may have to curtail our investment activities, which could limit our growth prospects, and we may be forced to dispose of assets at inopportune times in order to maintain our Investment Company Act exemption.

Under current market conditions, structured financing arrangements are generally unavailable, which has also limited borrowings under warehouse and repurchase agreements that are intended to be refinanced by such financings. Consequently, depending on market conditions at the relevant time, we may have to rely more heavily on additional equity issuances, which may be dilutive to our stockholders, or on more expensive forms of debt financing that require a larger portion of our cash flow from operations, thereby reducing funds available for our operations, future business opportunities, cash dividends to our stockholders and other purposes. We may not have access to such equity or debt capital on favorable terms at the desired times, or at all, which may cause us to curtail our investment activities or to dispose of assets at inopportune times, and could harm our results of operations and growth prospects.

We may lack control over mortgage loans that we participate in with other lenders, which could limit our ability to manage such mortgage loans in a manner we deem advisable.

From time to time, we may purchase mortgage loans jointly with other lenders, or participate in our existing mortgage loans with other lenders. If we are not the lead lender for the mortgage loans in which we participate, we will be relying on the decisions and judgment of third parties that do not owe the same duties to our stockholders as we do. These decisions and judgments may be different than those we would make and may be adverse to us.

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

We may acquire subordinated loans secured by junior mortgages on the underlying property or loans secured by a pledge of the ownership interests of either the entity owning the property or a pledge of the ownership interests of the entity that owns the interest in the entity owning the property. These types of assets involve a higher degree of risk than long-term senior mortgage lending secured by income-producing real property, because the loan may become unsecured as a result of foreclosure by the senior lender. In addition, these loans may have higher loan-to-value ratios than conventional mortgage loans, resulting in less equity in the property and increasing the risk of loss of principal. If a borrower defaults on our subordinated loan or debt senior to our loan, or in the event of a borrower bankruptcy, our subordinated loan will be satisfied only after the senior debt is paid in full. Where debt senior to our portfolio loan exists, the presence of intercreditor arrangements between the holder of the mortgage loan and us, as the subordinated lender, may limit our ability to amend our loan documents, assign our loans, accept prepayments, exercise our remedies and control decisions made in bankruptcy proceedings relating to borrowers. As a result, we may not recover some or all of our investment, which could result in losses to us. In addition, even if we are able to foreclose on the underlying collateral following a borrower’s default on a subordinated loan, we may assume the rights and obligations of the defaulting borrower under the loan and, to the extent income generated on the underlying property is insufficient to meet outstanding debt obligations on the property, we may need to commit substantial additional capital to stabilize the property and prevent additional defaults to lenders with existing liens on the property. Significant losses related to our subordinated loans could harm our results of operations and our ability to make distributions to our stockholders.

Our due diligence may not reveal all of a borrower's assets or liabilities and may not reveal other investment risks.

Before acquiring in an asset or making a loan to a borrower, we assess the strength and skills of the asset or potential borrower and other factors that we believe are material to the performance of the asset. In making this assessment and otherwise conducting customary due diligence, we rely on numerous resources reasonably available to us and, in some cases, an investigation by third parties. This process is particularly subjective, and of lesser value than would otherwise be the case, with respect to newly organized entities because there may be little or no information publicly available about those entities. There can be no assurance that our due diligence processes will uncover all relevant facts or problems, or that any particular asset will be successful.

We may enter into hedging transactions that could expose us to contingent liabilities in the future.

We may enter into hedging transactions that could require us to fund cash payments in certain circumstances such as the early termination of the hedging instrument caused by an event of default or other early termination event, or the decision by a counterparty to request margin securities it is contractually owed under the terms of the hedging instrument. The amount due upon early termination or as the result of a request for margin securities would be equal to the unrealized loss of the open swap positions with the respective counterparty and could also include other fees and charges. These economic losses would be reflected in our results of operations. Our ability to fund these obligations will depend on the liquidity of our assets and access to capital at the time. The need to fund these obligations could harm our financial condition. We also may pursue various hedging strategies to seek to reduce our exposure to adverse changes in interest rates. Our hedging activity will vary in scope based on the level and volatility of interest rates, the type of assets held and other changing market conditions. Interest rate hedging could harm or fail to protect us because, among other things:

•	interest rate hedging can be expensive, particularly during periods of rising and volatile interest rates;

•	available interest rate hedges may not correspond directly with the interest rate risk for which protection is sought;

•	the duration of the hedge may not match the duration of the related liability;

•	the credit quality of the hedging counterparty owing money on the hedge may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction; and

•	the hedging counterparty owing money in the hedging transaction may default on its obligation to pay.

In addition, hedging instruments involve risk since they often are not traded on regulated exchanges, guaranteed by an exchange or its clearing house, or regulated by any U.S. or foreign governmental authorities. Consequently, there are no requirements with respect to record keeping, financial responsibility or segregation of customer funds and positions. Furthermore, the enforceability of agreements underlying hedging transactions may depend on compliance with applicable statutory and commodity and other regulatory requirements and, depending on the identity of the counterparty, applicable international requirements. The business failure of a hedging counterparty with whom we enter into a hedging transaction will most likely result in its default. Default by a party with whom we enter into a hedging transaction may result in unrealized losses or the loss of unrealized profits and force us to cover our commitments, if any, at the then current market price. It may not always be possible to dispose of, close out or terminate a hedging position without the consent of the hedging counterparty, and we may not be able to enter into an offsetting contract in order to cover our risk. A liquid secondary market may not exist for any hedging instruments purchased or sold, and we may be required to maintain a position until exercise or expiration, which could result in losses to us. The risks above relating to any of our hedging transactions may harm our results of operations and limit our ability to make distributions to our stockholders.

Any repurchase agreements and bank credit facilities that we may use in the future to finance our assets may require us to provide additional collateral or pay down debt.

We have and may continue to utilize repurchase agreements and bank credit facilities (including term loans and revolving facilities) to finance our assets if such financing becomes available to us on acceptable terms. In the event we utilize such financing arrangements, they would involve the risk that the market value of the loans pledged or sold by us to the repurchase agreement counterparty or provider of the bank credit facility may decline in value, in which case the lender may require us to provide additional collateral or to repay all or a portion of the funds advanced. We may not have the funds available to repay our debt at that time, which would likely result in defaults unless we are able to raise the funds from alternative sources, which we may not be able to achieve on favorable terms or at all. A lender’s requirement that we post additional collateral would reduce our liquidity and limit our ability to leverage our assets. If we cannot meet these requirements, the lender could accelerate our indebtedness, increase the interest rate on advanced funds and terminate our ability to borrow funds from them, which could harm our financial condition and ability to implement our business plan. In addition, in the event that a lender to us files for bankruptcy or becomes insolvent, the loans to us may become subject to bankruptcy or insolvency proceedings, thus depriving us, at least temporarily, of the benefit of these assets. Such an event could restrict our access to bank credit facilities and increase our cost of capital. The providers of repurchase agreement financing and bank credit facilities may also require us to maintain a certain amount of cash or set aside assets sufficient to maintain a specified liquidity position that would allow us to satisfy our collateral obligations. As a result, we may not be able to leverage our assets as fully as we would choose which could reduce our return on assets. In the event that we are unable to meet these collateral obligations, our financial condition and prospects could deteriorate rapidly.

As of June 30, 2010, through wholly-owned subsidiaries we had secured financing from  lenders with a total borrowing capacity of  $15.5 million, of which $10.5 million was outstanding at June 30, 2010, for the purpose of funding remaining loan obligations, anticipated development costs for real estate owned assets, and working capital needs.

We may use leverage to execute our business strategy, which may reduce the return on our assets, reduce cash available for distribution to our stockholders and increase losses when economic conditions are unfavorable.

Subject to market conditions and availability, we may use leverage to finance our assets through borrowings from a number of sources, including repurchase agreements, resecuritizations, securitizations, warehouse facilities and bank credit facilities (including term loans and revolving facilities). Given current market conditions, we may also seek to take advantage of available borrowings, if any, under government sponsored debt programs, to acquire all types of commercial real estate mortgage loans and other real estate-related assets, to the extent such assets are eligible for funding under such programs. Although we are not required to maintain any particular assets-to-equity leverage ratio, the amount of leverage we may deploy for particular assets will depend on our available capital, our ability to access financing arrangements, our estimated stability of cash flows generated from the assets in our portfolio and our assessment of the risk-adjusted returns associated with those assets. The percentage of leverage will vary over time depending on our ability to enter into repurchase agreements, resecuritizations, securitizations, warehouse facilities and bank credit facilities (including term loans and revolving facilities), our ability to participate in and obtain funding under programs established by the U.S. government, available credit limits and financing rates, type or amount of collateral required to be pledged and our assessment of the appropriate amount of leverage for the particular assets we are funding.

To the extent that we use leverage to finance our assets, our financing costs will reduce cash available for distribution to our stockholders. We may not be able to meet our financing obligations and, to the extent that we cannot, we risk the loss of some or all of our assets to liquidation or sale to satisfy our obligations. We may leverage certain of our assets through repurchase agreements. A decrease in the value of these assets may lead to margin calls which we will have to satisfy. We may not have the funds available to satisfy any such margin calls and may be forced to sell assets at significantly depressed prices due to market conditions or otherwise, which may result in losses to us. The satisfaction of such margin calls may reduce cash flow available for distribution to our stockholders. Any reduction in distributions to our stockholders may cause the value of our common stock to decline.

Any borrowing by us will increase our risk and may harm our operations and reduce the amount we have available to distribute to our stockholders.

We anticipate that from time to time we may borrow funds to generate additional liquidity for the payment of operating expenses, costs relative to the ownership of real estate owned, and obligations under our loans to borrowers or for purposes of making investments. As of June 30, 2010, through wholly-owned subsidiaries we had secured financing from lenders with a total borrowing capacity of $15.5 million, of which $10.5 million was outstanding at June 30, 2010, for the purpose of funding remaining loan obligations, anticipated development costs for real estate owned assets, and working capital needs. We expect that additional borrowings may be necessary or advisable from time to time. Any borrowings will require us to carefully manage our cost of funds and we may not be successful in this effort. If we are unable to repay any indebtedness we incur or make interest payments on any loans we incur, our lenders would likely declare us in default and could require that we repay all amounts owing under our loan facilities or take possession of the collateral. Even if we are repaying the indebtedness in a timely manner, interest payments owing on the borrowed funds may reduce our income and any distributions to our stockholders. We may borrow funds from several sources, and the terms of any indebtedness we incur may vary.

Borrowing subjects us to a number of other risks, including, among others, the following:

•
if we are unable to repay any indebtedness or make interest payments on any loans we incur, our lenders would likely declare us in default and could require that we repay all amounts outstanding under our loan facilities;

•	acceleration of debt (and any other debt containing a cross-default or cross-acceleration provision) that we may be unable to repay from internal funds or to refinance on favorable terms, or at all;

•	our inability to borrow unused amounts under our financing arrangements, even if we are current in payments on our borrowings under those arrangements;

•	the loss of some or all of our assets securing the loans to foreclosure or sale;

•	even if we are repaying the indebtedness in a timely manner, interest payments owing by us on the borrowed funds may reduce our income and any distributions to our stockholders;

•	our debt may increase our vulnerability to adverse economic and industry conditions with no assurance that investment yields will increase with higher financing costs;

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

The U.S., state and foreign governments have taken or are considering extraordinary actions in an attempt to address the worldwide financial crisis and the severe decline in the global economy, and to seek to address the perceived underlying causes of the financial crisis to prevent or mitigate the recurrence. These actions or other actions under consideration may not ultimately be successful or beneficial to us and could result in unintended consequences or new regulatory requirements which may be difficult or costly to comply with. On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law in the U.S. Among other things, the Dodd-Frank Act creates of a Financial Services Oversight Council to identify emerging systemic risks and improve interagency, creates a Consumer Financial Protection Agency authorized to promulgate and enforce consumer protection regulations relating to financial products, which would affect both banks and non-bank finance companies, imposes a comprehensive new regulatory regime of financial markets, including derivatives and securitization markets and creates an Office of National Insurance within Treasury. While the bill has been signed into law, a number of provisions of the law remain to be implemented through the rulemaking process at various regulatory agencies. We are unable to predict what the final form of these rules will be when implemented by the respective agencies, but we believe that certain aspects of the new legislation, including, without limitation, the additional cost of higher deposit insurance and the costs of compliance with disclosure and reporting requirements and examinations by the new Consumer Financial Protection Agency, could have a significant impact on our business, financial condition and results of operations. Additionally, we cannot predict whether there will be additional proposed laws or reforms that would affect the U.S. financial system or financial institutions, whether or when such changes may be adopted, how such changes may be interpreted and enforced or how such changes may affect us.

Other laws, regulations, and programs at the federal, state and local levels are under consideration that seek to address the economic climate and real estate and other markets and to impose new regulations on various participants in the financial system. We cannot predict the effect that these or other actions will have on our business, results of operations and financial condition. Further, the failure of these or other actions and the financial stability plan to stabilize the economy could harm our business, results of operations and financial condition.

The Investment Company Act may limit our ability to generate returns for our stockholders.

If we become subject to the Investment Company Act of 1940, we would be required to comply with numerous additional regulatory requirements and restrictions, any or all of which could harm the sustainability of our operations and our ability to pay dividends, and force us to discontinue the business. We believe that we have qualified for the real estate exemption under the Investment Company Act since our inception. If the market value or income potential of our real estate-related investments declines as a result of increased interest rates, prepayment rates or other factors, we may need to increase our real estate investments and income or liquidate our non-qualifying assets in order to maintain our exemption from the Investment Company Act. In view of the illiquid nature of certain of our real estate and real estate-related investments, we may not be able to liquidate our non-qualifying assets at opportune times or prices, if at all, in order to maintain our Investment Company Act exemption. Similarly, we may not have sufficient capital or access to capital at favorable prices, if at all, if we were required to increase our qualifying real estate assets in order to maintain our Investment Company Act exemption. If the value of our assets fluctuates dramatically, our ability to maintain compliance may be particularly difficult, which may cause us to make investment decisions that we otherwise would not make absent Investment Company Act considerations. Moreover, as the real estate market evolves, we may determine that the commercial real estate market does not offer the potential for attractive risk-adjusted returns pursuant to an investment strategy that is consistent with our intention to operate in a manner to maintain our exemption from registration under the Investment Company Act. For example, if we believe the maintenance of our exemption under the Investment Company Act imposes undue limitations on our ability to generate attractive risk-adjusted returns to our investors, our board of directors may approve the wind down of our assets and liquidation of our business.

If we were required to register as an investment company under the Investment Company Act but failed to do so, the SEC could bring an action to enjoin us from further violating the Investment Company Act. Also, the laws and regulations governing investment companies, including the interpretations of the Division of Investment Management of the SEC regarding the treatment of assets as qualifying real estate assets or real estate-related assets, may change in a manner that harms our operations. As a result, the Investment Company Act may limit our ability to generate returns for our stockholders.

To the extent that we obtain debt financing as a borrower, we expect that certain of our financing facilities may contain restrictive covenants relating to our operations, which could harm our business, results of operations, ability to pay dividends to our stockholders and the market value of our common stock.

If or when we obtain debt financing as a borrower, lenders (especially in the case of bank credit facilities) may impose restrictions on us that would affect our ability to incur additional debt, make certain acquisitions, reduce liquidity below certain levels, pay dividends to our stockholders, redeem debt or equity securities and impact our flexibility to determine our operating policies and business strategies. For example, such loan documents could contain negative covenants that limit, among other things, our ability to repurchase shares of our common stock, distribute more than a certain amount of our net income or funds from operations to our stockholders, hold portfolio mortgage loans for longer than established time periods, employ leverage beyond certain amounts, sell assets, engage in mergers or consolidations, grant liens, and enter into transactions with affiliates. If we fail to meet or satisfy any of these covenants, we would be in default under these agreements, and our lenders could elect to declare loans outstanding to us due and payable, terminate their commitments, require the posting of additional collateral and enforce their respective interests against existing collateral from us. We also may be subject to cross-default and acceleration rights and, with respect to collateralized debt, requirements for us to post additional collateral, and foreclosure rights upon default. A default also could limit significantly our financing alternatives, which could cause us to curtail our investment activities or prematurely dispose of assets.

We may seek to utilize non-recourse long-term securitizations in the future, and such structures may expose us to risks, which could result in losses to us.

In the future, we may seek to utilize non-recourse long-term securitizations of our mortgage loans, especially loan originations, if and when they become available and to the extent consistent with the maintenance of our exemption from the Investment Company Act, in order to generate cash for funding new assets. This would involve conveying a pool of assets to a special purpose vehicle (or the issuing entity) which would issue one or more classes of non-recourse promissory notes pursuant to the terms of an indenture. The notes would be secured by the pool of assets. In exchange for the transfer of assets to the issuing entity, we would receive the cash proceeds on the sale of the non-recourse notes and a 100% interest in the equity of the issuing entity. The securitization of our assets might magnify our exposure to losses on those assets because any equity interest we retain in the issuing entity would be subordinate to the notes issued to investors and we would, therefore, absorb all of the losses sustained with respect to a securitized pool of assets before the owners of the notes experience any losses. Moreover, may not be able to access the securitization market, or be able to do so at favorable rates. The inability to consummate securitizations of our assets to finance our assets on a long-term basis could require us to seek other forms of potentially less attractive financing or to dispose of assets at an inopportune time or price, which could harm our performance and our ability to grow our business.

Any warehouse facilities that we may obtain may limit our ability to acquire or originate assets, and we may incur losses if the collateral is liquidated.

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

Effective October 1, 2008, we elected to suspend certain of our activities, including, among other things, the funding and origination of any new commercial mortgage loans. This election was made in order to preserve our capital and to seek to stabilize our operations and liquid assets in order to assist us in our efforts to meet our future obligations, including those pursuant to current loan commitments we have made to borrowers. The inability to fund new loans prevents us from capitalizing on interest or other fee paying assets, and managing interest rate and other risk as our existing assets are sold, restructured or refinanced. Any one or more of the foregoing could harm our results and financial condition.

Defaults on our mortgage loans will decrease our revenue and may harm our business.

We are in the business of acquiring originating, marketing and selling commercial mortgage loans and, as such, we are at risk of default by borrowers. Any failure of a borrower to repay the mortgage loans or to pay interest on such loans will reduce our (i) revenue and distributions, if any, to stockholders, and (ii) potentially, the trading price of our common stock. At June 30, 2010, 44 of our loans with principal balances totaling $514.6 million were in default, and we had commenced foreclosure proceedings on 14 of these 44 loans. We anticipate that we will commence foreclosure actions on 7 additional loans, and we are negotiating with the borrowers and assessing the possibility of modifying the loan terms of any remaining loans in default. In addition, during the six months ended June 30, 2010, we acquired real estate assets through foreclosure of the related mortgage loans with a carrying value of $16.4 million. The actual net realizable value of such properties may not exceed the carrying value of these properties at June 30, 2010.

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

Any or all of these risks, if not properly managed by the borrower, could impose substantial costs or other burdens on our borrower or such real estate, or result in a reduction in the value of such real estate, thereby increasing the likelihood of default by the borrower on our portfolio loan and reducing or eliminating our ability to make distributions to our stockholders. In addition, to the extent we foreclose on any such real estate securing our portfolio loans, we become directly subject to these same risks.

By becoming the owner of property, we become subject to the various risks of owning real property and we could incur unexpected costs and expenses, which could harm our business.

We have acquired real property in connection with foreclosures of our commercial mortgage loans in which we have invested, and we may acquire additional real property in this manner in the future. As of June 30, 2010, we owned 24 properties with an aggregate net carrying value of $106.4 million. As an owner of real property, we will incur some of the same obligations and be exposed to some of the same risks as our applicable borrower was prior to our foreclosure on the applicable loan. See the risk factor above starting with “Our borrowers are exposed to risks associated with owning real estate”.

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

Although we have recourse to the borrower or in some cases, guarantors of the borrower, most of our commercial mortgage loans against an insolvent or financially distressed borrower means in practice there is generally no recourse against the borrower’s assets other than the underlying collateral. In the event of any default under a recourse or non-recourse commercial mortgage loan held directly by us, we generally bear a risk of loss of principal to the extent of any deficiency between the value of the collateral (or our ability to realize such value through foreclosure) and the principal and accrued interest on the mortgage loan, which could harm our results of operations and cash flow from operations and limit amounts available for distribution to our stockholders. In the event of the bankruptcy of a commercial mortgage loan borrower, the mortgage loan to such borrower will be deemed to be secured only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the commercial mortgage loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law. Foreclosure of a commercial mortgage loan can be an expensive and lengthy process, which could have a substantial negative effect on our anticipated return on the foreclosed commercial mortgage loan.

We rely on the value of our real estate collateral to protect our commercial mortgage loans, and that real estate collateral is subject to appraisal errors and the collateral’s realizable value is subject to decrease based on events beyond our control.

We depend upon the value of our real estate collateral to protect the commercial mortgage loans that we make or acquire. We depend upon the skill of independent appraisers and other techniques to value the collateral of the commercial mortgage loans we hold. However, notwithstanding the experience of the appraisers we select or approve, they may make mistakes or may err in their judgment. Also, the realizable value of the real estate securing our loans may decrease due to subsequent events, such as the precipitous decline in value experienced as a result of the real estate market downturn. As a result, there may be less collateral than anticipated at the time the applicable commercial mortgage loan was originated or acquired. In this regard, in recent periods, the real estate markets across the United States have declined. If the value of the collateral supporting our commercial mortgage loans declines and a foreclosure sale occurs, we may not recover the full amount of our commercial mortgage loan, thus reducing the amount of our cash available, if any, and may harm our business.

Our underwriting standards and procedures may not have protected us from loan defaults, which could harm our business.

Due to the nature of our business model, we believe the underwriting standards and procedures we use are different from conventional lenders. While several procedures in our underwriting process are similar to those of traditional lenders, there are also some differences that provide us with more flexibility in underwriting and closing loans. Due to the nature of our loan approval process, there is a risk that the underwriting we performed did not, and the underwriting we perform in the future will not, reveal all material facts pertaining to the borrower and the collateral, and there may be a greater risk of default by our borrowers which, as described above, could harm our business.

Guarantors of our loans may not have sufficient assets to support their guarantees, which could make enforcing such guarantees difficult and costly and could harm our operations.

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

We have limited experience in managing and developing real estate. When we acquire real estate through foreclosure on one of our loans or otherwise, we may seek to complete the underlying projects, either alone or through joint ventures. We may not be able to manage the development process in a timely or cost-effective manner or at all.

If we require third party assistance in managing or developing projects, either through joint ventures or selling the rights to manage or develop projects in whole, we may be unable to find such assistance at an attractive cost or at all. Even if we are able to locate such assistance, we may be exposed to the risks associated with the failure of the other party to complete the development of the project as expected or desired. These risks include the risk that the other party would default on its obligations, necessitating that we complete the other components ourselves (including providing any necessary financing).

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

We may experience a decline in the fair value of our assets, which could harm our results of operations, financial condition and our ability to make distributions to our stockholders.

A decline in the fair value of our assets may require us to recognize a provision for credit losses or impairment charge against such assets under accounting principles generally accepted in the United States, or GAAP, if we were to determine that, with respect to any assets in unrealized loss positions, we do not have the ability and intent to hold such assets to maturity or for a period of time sufficient to allow for recovery to the amortized cost of such assets. If such a determination were to be made, we would recognize unrealized losses through earnings and write down the amortized cost of such assets to a new cost basis, based on the fair value of such assets on the date they are considered to be impaired. For example, we recorded a provision for credit losses totaling $296.0 million and $79.3 million, respectively, for the years ended December 31, 2008 and 2009, and $27.6 million for the six months ended June 30, 2010, respectively, as well as impairment charges on real estate owned assets of $27.2 million, $8.0 million and $11.0 million, respectively. We could be required to record additional valuation adjustments in the future. Such a provision for credit losses or impairment charges reflect non-cash losses at the time of recognition; subsequent disposition or sale of such assets could further affect our future losses or gains, as they are based on the difference between the sale price received and carrying value of such assets at the time of sale. If we experience a decline in the fair value of our assets, our results of operations, financial condition and our ability to make distributions to stockholders could be harmed.

Some of our assets are and will be recorded at fair value and, as a result, there will be uncertainty as to the value of these assets.

The fair value of our assets that are not publicly traded may not be readily determinable, requiring us to make certain estimates and adjustments. We will value certain of these investments quarterly at fair value, as determined in accordance with applicable accounting guidance, which may include unobservable inputs. Because such valuations are subjective, the fair value of certain of our assets may fluctuate over short periods of time and our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. The value of our common stock could be harmed if our determinations regarding the fair value of these assets were materially higher than the values that we ultimately realize upon their disposal. Similarly, if the fair value of assets are lower than the value we ultimately realize upon the sale of those assets, the value of our common stock may understate the actual value thereof. Valuations of certain assets may be difficult to obtain or unreliable. In general, third-party dealers and pricing services heavily disclaim their valuations. Dealers may claim to furnish valuations only as an accommodation and without special compensation, and so they may disclaim any and all liability for any direct, incidental or consequential damages arising out of any inaccuracy or incompleteness in valuations, including any act of negligence or breach of any warranty. Depending on the complexity and illiquidity of an asset, valuations of the same asset can vary substantially from one dealer or pricing service to another. Therefore, conflicts of interest exist to the extent that we are involved in the determination of the fair value of our investments. Additionally, our results of operations for a given period could be harmed if our determinations regarding the fair value of these investments were materially higher than the values that we ultimately realize upon their disposal. The valuation process has been particularly challenging recently as market events have made valuations of certain assets more difficult, unpredictable and volatile.

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

Increases in interest rates could adversely affect the value of our assets and cause our interest expense to increase, which could result in reduced earnings or losses and negatively affect our profitability as well as the cash available for distribution to our stockholders.

Certain of our assets will generally decline in value if long-term interest rates increase. Declines in market value may ultimately reduce earnings or result in losses to us, which may negatively affect cash available for distribution to our stockholders. A significant risk associated with our target assets is the risk that both long-term and short-term interest rates will increase significantly. If long-term rates increased significantly, the market value of these investments would decline, and the duration and weighted average life of the investments would increase.

In addition, in a period of rising interest rates, our operating results will depend in large part on the difference between the income from our assets and financing costs. We anticipate that, in most cases, the income from such assets will respond more slowly to interest rate fluctuations than the cost of our borrowings. Consequently, changes in interest rates, particularly short-term interest rates, may significantly influence our net interest income, which is the difference between the interest income we earn on our interest-earning investments and the interest expense we incur in financing these assets. Increases in these rates will tend to decrease our net income and market value of our assets.

Rising interest rates may also cause our target assets that were originated or acquired prior to an interest rate increase to provide yields that are below prevailing market interest rates. If rising interest rates cause us to be unable to acquire a sufficient volume of our target assets with a yield that is above our borrowing cost, our ability to satisfy our investment objectives and to generate income and pay dividends may be harmed. An increase in interest rates may cause a decrease in the volume of certain of our target assets, which could harm our ability to acquire target assets that satisfy our investment objectives and to generate income and make distributions to our stockholders.

The relationship between short-term and longer-term interest rates is often referred to as the “yield curve.” Ordinarily, short-term interest rates are lower than longer-term interest rates. If short-term interest rates rise disproportionately relative to longer-term interest rates (a flattening of the yield curve), our borrowing costs may increase more rapidly than the interest income earned on our assets. Because we expect our investments, on average, generally will bear interest based on longer-term rates than our borrowings, a flattening of the yield curve would tend to decrease our net income and the market value of our net assets. Additionally, to the extent cash flows from assets that return scheduled and unscheduled principal are reinvested, the spread between the yields on the assets and available borrowing rates may decline, which would likely decrease our net income. It is also possible that short-term interest rates may exceed longer-term interest rates (a yield curve inversion), in which event our borrowing costs may exceed our interest income and we could incur operating losses. As a result of the foregoing, significant fluctuations in interest rates could harm affect our results of operations, financial conditions and our ability to make distributions to our stockholders.

Prepayment on our loans may harm the value of our portfolio of assets.

The value of our assets may be harmed by prepayment rates on mortgage loans. If we purchase assets at a premium to par value, when borrowers prepay their mortgage loans faster than expected, these prepayments may reduce the expected yield on such loans because we will have to amortize the related premium on an accelerated basis. Our loans do not currently provide for any prepayment penalties or fees. Conversely, if we purchase assets at a discount to par value, when borrowers prepay their mortgage loans slower than expected, the decrease in corresponding prepayments on the mortgage assets may reduce the expected yield on such loans because we will not be able to accrete the related discount as quickly as originally anticipated. Prepayment rates on loans may be affected by a number of factors, including, without limitation, the availability of mortgage credit, the relative economic vitality of the geographic area in which the related properties are located, the servicing of the mortgage loans, possible changes in tax laws, other opportunities for investment, and other economic, social, geographic, demographic, legal and other factors beyond our control. Consequently, such prepayment rates cannot be predicted with certainty and no strategy can completely insulate us from prepayment or similar risks. In periods of declining interest rates, prepayment rates on mortgage loans generally increase. If general interest rates decline at the same time, we are likely to reinvest the proceeds of such prepayments received during such periods in assets yielding less than the yields on the assets that were prepaid. In addition, as a result of the risk of prepayment, the market value of the prepaid assets may benefit less than other fixed income assets from declining interest rates.

Our loans generally contain provisions for balloon payments upon maturity, which are riskier than loans with fully amortized payments and which increases the likelihood that a borrower may default on the loan.

As of the date of this Form 10-Q, substantially all of our loans provide for monthly payment of interest only with a “balloon” payment of principal payable in full upon maturity of the loan. To the extent that a borrower has an obligation to pay us mortgage loan principal in a large lump sum payment, its ability to repay the loan may depend upon its ability to sell the property, obtain suitable refinancing or otherwise raise a substantial amount of cash. A borrower may not have sufficient resources available to make a balloon payment when it becomes due. As a result, these loans may involve a higher risk of default than amortizing loans.

Competition for buyers of real estate that we own, or for take-out financing for our borrowers, places severe pressure on asset values, and we may not be able to realize the full value of any of our assets as a result.

The industry in which we operate is serviced primarily by conventional mortgage lenders and loan investors, which include commercial banks, insurance companies, mortgage brokers, pension funds, and private and other institutional lenders. There are also a relatively smaller number of non-conventional lenders that are similar to us. If we resume lending operations, we expect to compete with these same lenders as well as new entrants to the competitive landscape who are also focused on originating and acquiring commercial mortgage loans. We continue to compete with many market participants. Additionally, as we seek to locate purchasers for real estate we have acquired, or for takeout financing for our borrowers, we are competing with a large number of persons and entities that have acquired real estate, whether through foreclosure or otherwise, and that have originated commercial mortgage loans, in the past few years. Many of these persons and entities utilized leverage to purchase the real estate or fund the loans, and many are selling collateral or accepting takeout financing worth less than the original principal investment in order to generate liquidity and satisfy margin calls or other regulatory requirements. If we are not able to compete successfully, our ability to realize value from our existing loans may be harmed or delayed, and we may not be able to grow our asset portfolio.

Our business is subject to regulation by several government agencies and a disciplinary or civil action that occurs as a result of an actual or alleged violation of any rules or regulations to which we are subject could harm our business.

We are subject to extensive regulation and oversight by various state and federal regulatory authorities, including, without limitation, the Arizona Corporation Commission, or the ACC, the Arizona Department of Revenue, the Arizona Department of Financial Institutions (Banking) and the SEC. Many of these authorities have generally increased their scrutiny of the entities they regulate following recent events in the homebuilding, finance and capital markets sectors. We are also subject to various federal and state securities laws regulating the issuance and sale of securities. In the event that we do not adhere to these and other laws and regulations which apply to us, we could face potential disciplinary or other civil action that could harm our business. We received notice from the SEC on June 8, 2010 that it is conducting an investigation related to us, as well as requests for documents. It is unclear at this time what subject matters the SEC investigation will encompass. From the SEC’s requests for documents, it appears, however, that the SEC is interested in broker dealer transactions and relationships. Our present intention is to work cooperatively with the SEC in its investigation, but we do not believe that we have violated any federal securities laws. In addition, following the suspension of certain of our activities, including the suspension of our willingness to execute redemption requests from holders of membership units in the Fund, certain of the members have requested that their redemption requests be honored due to financial hardships or other reasons. In each instance, we have responded that we will not grant such requests and are treating all of the members uniformly. While we have not been served with any lawsuits from any of the members relating to our decision to not grant such requests, certain of the members have filed grievances with the SEC and possibly other regulatory agencies related to the Manager’s administration of the Fund, and we are unable to predict the outcome of any such grievances.

We acquire construction loans, which are subject to risks associated with the uncertainty of completion of the underlying project.

We have historically originated and acquired construction loans which are risky in part because the collateral securing the loan typically has not been built or is only partially built. As a result, if we do not fund our entire commitment on a construction loan, or if a borrower otherwise fails to complete the construction of a project, there could be adverse consequences to us associated with the loan, including: a loss of the value of the property securing the loan, especially if the borrower is unable to raise funds to complete it from other sources claims against us for failure to perform our obligations as a lender under the loan documents; increased costs for the borrower that the borrower is unable to pay, that could lead to default on the loan; a bankruptcy filing by the borrower that could make it difficult to collect on the loan on a timely basis, if at all; and abandonment by the borrower of the collateral for our loan, which could decrease the value of the collateral.

Risks of cost overruns and non-completion of renovation of the properties underlying rehabilitation loans may result in significant losses.

We have historically and may continue to originate and acquire rehabilitation loans. The renovation, refurbishment or expansion by a borrower of a mortgaged property involves risks of cost overruns and non-completion. Estimates of the costs of improvements to bring an acquired property up to standards established for the market position intended for that property may prove inaccurate. Other risks may include: rehabilitation costs exceeding original estimates, possibly making a project uneconomical; environmental risks; and rehabilitation and subsequent leasing of the property not being completed on schedule. If such renovation is not completed in a timely manner, or if renovation costs are more than expected, the borrower may experience a prolonged impairment of net operating income and may not be able to make payments to us on our loan on a timely basis or at all, which could result in significant losses to us.

Past or future actions to manage us through the recession may not be successful, in part or at all, and a failure of any one or more of these actions could harm us.

We have taken various actions to seek to manage us through the recession, including, among other things, marketing certain of our whole loans and participation interests for sale, and disposing of real estate owned that was acquired by us through foreclosure. We also continue to evaluate other options. Many of the challenges being faced by us are beyond our control, including a lack of adequate lender credit availability in the marketplace, the general illiquidity in financial markets in the United States, and the decline in real estate prices and the prices of real-estate related assets. These or other actions we may take may not be successful, in part or at all, and a failure of any one or more of these actions could harm us.

Our loans and real estate assets are concentrated geographically and a further downturn in the economies or markets in which we operate could harm our asset values.

We have commercial mortgage loans and real property in Arizona, California, Texas, New Mexico, Idaho, Minnesota, Utah and Nevada. Because we are generally not diversified geographically and are not required to observe any specific geographic diversification criteria, a further downturn in the economies of the states in which we own real estate or have commercial mortgage loans, or a further deterioration of the real estate market in these states, could harm our loan and real estate portfolio.

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

We believe that our loan documents enable us to enforce our rights thereunder with our borrowers. However, the rights of borrowers and the rights of other secured lenders may limit our practical realization of those benefits. For example:

•
Foreclosure is subject to the delays in the legal processes involved. Judicial foreclosure could involve protracted litigation. Although we expect to generally use non-judicial foreclosure, which is generally quicker, our collateral may deteriorate and decrease in value during any delay in the foreclosure process.

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

We carry comprehensive liability, fire, extended coverage, earthquake, business interruption and rental loss insurance covering all of our properties under various insurance policies. Furthermore, we maintain title insurance to protect us against defects in security interests in our loans. We select policy specifications and insured limits which we believe to be appropriate given the perceived relative risk of loss, the cost of the coverage and our understanding of industry practice. We do not carry insurance for generally uninsured losses such as loss from riots, war or nuclear reactions. Our policies are insured subject to certain limitations, including, among others, large deductibles or co-payments and policy limits which may not be sufficient to cover losses. In addition, we may discontinue certain policies on some or all of our properties in the future if the cost of premiums for any of these policies exceeds, in our judgment, the value of the coverage relative to the perceived risk of loss. If we or one or more of our borrowers experiences a loss which is uninsured or which exceeds policy limits or which our carriers cannot cover, we could lose the capital invested in the damaged properties as well as the anticipated future cash flows from those properties.

We may be exposed to liabilities for risks associated with the use of hazardous substances on any of our properties.

Under various U.S. federal, state and local laws, an owner or operator of real property may become liable for the costs of removal of certain hazardous substances released on its property. These laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release of such hazardous substances. The presence of hazardous substances may harm an owner’s ability to sell real estate or borrow using real estate as collateral. To the extent that an owner of a property underlying one of our loans becomes liable for removal costs, the ability of the owner to make payments to us may be reduced, which in turn may diminish the value of the relevant mortgage asset held by us and our ability to make distributions to our stockholders. If we acquire a property through foreclosure or otherwise, the presence of hazardous substances on such property may harm our ability to sell the property and we may incur substantial remediation costs, which could harm our results of operations, financial condition and our ability to make distributions to our stockholders.

Other Risk Factors

We may not be able to utilize our built-in losses as anticipated.

Because of the significant declines in the real estate markets in recent years, we have substantial built-in unrealized losses from a tax standpoint in our loans and real estate. We believe that those built-in losses may reduce gain on dispositions of assets or may generate losses to be used to reduce taxable income from future transactions. However, it is possible that we may not be able to use these losses in the manner anticipated, which could result in the incurrence of tax liabilities in excess of those anticipated.

Changes in tax laws could result in adverse consequences to us or our stockholders.

The U.S. federal income tax treatment of us and our stockholders depends in some instances on determinations of fact and interpretations of complex provisions of U.S. federal income tax law for which no clear precedent or authority may be available. Our stockholders should be aware that the U.S. federal income tax rules are constantly under review by Congress and the Internal Revenue Service, resulting in new or revised laws or interpretations of established concepts. We and our stockholders could be harmed by any change in, or any new, tax law, regulation or interpretation.

The decline in economic conditions and disruptions to markets may not improve for the foreseeable future, which could cause us to suffer continuing operating losses, adversely affect our liquidity, and create other business problems for us.

The global and U.S. economies experienced a rapid decline in 2008 and 2009 from which they have not recovered. The real estate and other markets suffered unprecedented disruptions, causing many major institutions to fail or require government intervention to avoid failure, which has placed severe pressure on liquidity and asset values. These conditions were brought about largely by the erosion of U.S. and global credit markets, including a significant and rapid deterioration of the mortgage lending and related real estate markets. These events have caused, among other things, numerous foreclosures and an excess of residential housing inventory and finished residential lots, and a glut of stalled commercial real estate projects. Excess inventory could result in a decline in the values of real estate that we own or that secures the loans we hold in our portfolio. This, in turn, could reduce the proceeds we realize upon sale and that are available to our borrowers to repay our portfolio mortgage loans. The foregoing could result in defaults on our portfolio mortgage loans and might require us to record reserves with respect to non-accrual loans, write-down our real estate owned, and realize credit losses with respect to our portfolio mortgage loans. These factors could harm our business, financial condition, results of operations and cash flows. As a consequence of the difficult economic environment, we have recorded significant losses, resulting primarily from significant provisions for credit losses and impairment charges resulting in substantial decreases in the net carrying value of our assets. Economic conditions or the real estate and other markets generally may not improve in the near term, in which case we could continue to experience additional losses and write-downs of assets, and could face capital and liquidity constraints and other business challenges.

We depend on key personnel and an error in judgment or the loss of their services could harm our business.

Our success depends upon the continued efforts of certain key personnel, including, among others, Shane Albers, our chief executive officer, and William Meris, our president. If either of these individuals were to make an error in judgment in conducting our operations, our business could be harmed. If either of these individuals were to cease employment with us, our operating results could suffer. Our future success also depends in large part upon our ability to hire and retain highly skilled managerial, operational and marketing personnel. Competition for such personnel is intense. Should we be unable to attract and retain such key personnel, our ability to make prudent investment decisions may be impaired, which could harm our results of operations and prospects.

We will face conflicts of interest that may arise with respect to our business activities and also may limit the allocation of investments to us.

We may face conflicts of interest with other funds managed by us. For example, one of our wholly-owned subsidiaries, SWI Management, LLC, or SWIM, is the manager of the SWI Fund and has obligations to the SWI Fund and its members pursuant to the operating agreement between SWIM and the SWI Fund. The SWI Fund is a real estate investment fund with target classes of investment that are substantially similar to ours. At June 30, 2010, the SWI Fund had $11.5 million under management. The management fees we receive from SWIM for managing the SWI Fund may be less than the income we would receive from investment opportunities allocated to SWI Fund that we may have otherwise been able to invest in.

Any policy or procedural protections we adopt to address potential conflicts of interest may not adequately address all of the conflicts that may arise or will address such conflicts in a manner that results in the allocation of a particular investment opportunity to us or is otherwise favorable to us. Since our executive officers are also executive officers of SWIM, subject to oversight from our independent directors (or a committee thereof), the same personnel may determine the price and terms of the investments for both us and other entities managed by us or affiliated with our executive officers, and there can be no assurance that any procedural protections, such as obtaining market prices or other reliable indicators of value, will prevent the consideration we pay for these investments from exceeding the fair market value or ensure that we receive terms for a particular investment that are as favorable as those available to a third party.

We may compensate broker-dealers to eliminate contingent claims under existing selling agreements, which could result in additional expense for us or dilation of our stockholders.

The Manager is also party to selling agreements with certain broker-dealers who assisted the Manager in raising equity capital for us, which provide for a 2% selling commission and a 25–50 basis point trailing commission. Pursuant to amendments to the selling agreements, certain broker-dealers representing approximately 97% of the Fund’s committed capital agreed to forego these amounts and accept, in lieu of such obligation, a pro rata portion of 50% of any “gains” payable to the Manager under the terms of the Fund’s operating agreement. The operating agreement has been terminated pursuant to the Conversion Transactions, so no fees will be payable to the Manager pursuant to the operating agreement, but it is possible that broker-dealers could argue that they should nonetheless receive from us 50% of any “gains” that would have been otherwise payable to the Manager under the Fund’s operating agreement if the operating agreement was still in effect or, alternatively, that they are entitled to the trailing commission under the original selling agreement. Although we may terminate the selling agreements at any time (but not the commissions payable for investments placed prior to such termination), we have not entered into any agreements, arrangements or understandings to terminate the selling agreement or any trail obligations because we believe the relationships with broker dealers established through these selling agreements are useful to our business. If we terminate the selling agreements, we may decide to compensate the broker-dealers to eliminate any residual contingent commission claims on gains or trail commissions under the selling agreements or for future services provided by the broker dealers through the issuance of warrants or equity, payment of fees or otherwise, which could result in additional expense for us or dilution of our stockholders.

Accounting rules for certain of our assets are highly complex and involve significant judgment and assumptions, and changes in such rules, accounting interpretations or our assumptions could harm our ability to timely and accurately prepare our financial statements.

Accounting rules for commercial mortgage loan sales and securitizations, valuations of financial instruments, asset consolidations and other aspects of our anticipated operations are highly complex and involve significant judgment and assumptions. These complexities could lead to a delay in the preparation of financial information and the delivery of this information to our stockholders. Changes in accounting rules, interpretations or our assumptions could undermine our ability to prepare timely and accurate financial statements, which could result in a lack of investor confidence in our publicly filed information and could harm the market price of our common stock.

We may change our business, leverage and financing strategies without stockholder consent.

We may change our business and financing strategies without a vote of, or notice to, our stockholders, which could result in our making investments and engaging in business activities that are different from, and possibly riskier than, other businesses. In particular, a change in our business strategy, including the manner in which we allocate our resources across our commercial mortgage loans or the types of assets we seek to acquire, may increase our exposure to interest rate risk, default risk and real estate market fluctuations. In addition, we may in the future use leverage at times and in amounts deemed prudent by our management in its discretion, and such decisions would not be subject to stockholder approval. Changes to our strategies regarding the foregoing could harm our financial condition, results of operations and our ability to pay dividends to our stockholders.

We have not established a minimum dividend and distribution level and we may not have the ability to pay dividends and other distributions to you in the future.

We have not established a minimum distribution level and we may not be able to make any distributions at all. In addition, some of our distributions may include a return of capital. All distributions will be made at the discretion of our board of directors and will depend on our earnings, our financial condition and other factors as our board of directors may deem relevant from time to time. We intend to declare and pay to all shares of our Class B common stock issued and outstanding on the 12-month anniversary of the consummation of this initial public offering a one-time dividend equal to $0.95 per share of Class B common stock, or the Special Dividend. The aggregate amount of the Special Dividend if paid in full will be approximately $16 million, assuming no shares of Class C common stock are redeemed in the offering. The Special Dividend will not be payable to any other shares of our capital stock, including the common stock offered in this offering. We cannot predict our ability to make distributions to you in the future.

Our board of directors may authorize the issuance of additional shares that may cause dilution and may depress the price of our common stock.

Our certificate of incorporation permits our board of directors, without your approval, to:

•	authorize the issuance of common or preferred stock in connection with equity offerings, acquisitions of securities or other assets of companies; and

•
classify or reclassify any unissued common stock or preferred stock and to set the preferences, rights and other terms of the classified or reclassified shares, including the issuance of shares of preferred stock that have preference rights over the common stock with respect to dividends, liquidation, voting and other matters or shares of common stock that have preference rights over your common stock with respect to voting.

The issuance of additional shares of our common stock could be substantially dilutive to your shares and may depress the price of our common stock.

Future sales of shares of our common stock, including sales of shares common stock issuable when shares of Class B common stock become eligible for conversion into common stock or sales of shares of common stock by our insiders, may depress the price of our common stock.

Any sales of a substantial number of shares of our common stock, or the perception that those sales might occur, may cause the market price of our common stock to decline. We are unable to predict whether a significant number of shares of our common stock will be sold in the open market in anticipation of or following a sale by insiders. We have approximately 17 million shares of Class B and Class C common stock outstanding. The shares of Class C common stock are generally non-transferable and the shares of Class B-1, B-2 and B-3 common stock are not eligible for conversion into common stock until, and subject to transfer restrictions that lapse, between six and 12 months of the anniversary of the consummation of this initial public offering, subject to limited exceptions. The shares of Class B-4 common stock received by Messrs. Albers and Meris in the Conversion Transactions are subject to additional four-year restrictions on transfer that expire on the four-year anniversary of the consummation of the Conversion Transactions. The conversion and transfer restrictions also lapse upon certain change of control events, and shares of Class B-1, B-2 and B-3 common stock are also eligible for conversion and transfer after the five-month anniversary of this initial public offering if the closing price of our common stock price is greater than or equal to 125% of the initial public offering price for 20 consecutive trading days. Further, the additional four-year transfer restrictions applicable to the shares of Class B-4 common stock held by Mr. Albers and Mr. Meris will terminate if, any time after five months from the first day of trading on a national securities exchange, either our market capitalization (based on the closing price of IMH Financial Corporation common stock) or book value will have exceeded $730.4 million (subject to upward adjustment by the amount of any net proceeds from new capital raised in this initial public offering or otherwise, and to downward adjustment by the amount of any dividends or distributions paid on membership units of the Fund or IMH Financial Corporation securities after the Conversion Transactions). The additional four-year transfer restrictions will also terminate if the restrictions on the Class B common stock are eliminated as a result of change of control of the shares of Class B common stock under our certificate of incorporation, or if, after entering into an employment agreement approved by our compensation committee, the holder of Class B common stock is terminated without cause, as will be defined in their employment agreements. Once the sale of all or a portion of the shares of Class B common stock becomes possible, the sale or potential sale of a substantial number of shares of the common stock into which shares of Class B common stock may convert could depress the market price of all common stock and impair our ability to raise capital through the sale of additional shares. Because we suspended accepting redemption requests effective October 1, 2008, and suspended distributions to members of the Fund in the second quarter of 2009, there may be a pent-up demand for liquidity among our stockholders, which could lead to the sale of a substantial number of shares of our common stock and a corresponding decrease in the market price of our common stock. In the future, we may issue warrants, grant stock options or restricted stock, or grant registration rights with respect to our outstanding securities, all of which may result in additional sales of common stock.

Offerings of debt or equity securities, which would be senior to our common stock in liquidation, or equity securities, which would dilute our existing stockholders’ interests, may be senior to our common stock for the purposes of distributions, and may harm the market price of our common stock.

In the future, we may attempt to increase our capital resources by making additional offerings of debt or equity securities, including commercial paper, medium-term notes, senior or subordinated notes, preferred stock or common stock. The terms of our charter documents will not preclude us from issuing additional indebtedness. Accordingly, we could become more highly leveraged, resulting in (i) an increase in debt service that could harm our ability to make expected distributions to our stockholders, and (ii) an increased risk of default on our obligations. If we were to liquidate, holders of our debt and shares of preferred stock and lenders with respect to other borrowings will receive a distribution of our available assets before the holders of our common stock. Additional equity offerings by us may dilute your interest in us or reduce the market price of our common stock, or both. Any preferred stock could have a preference on distribution payments that could limit our ability to make a distribution to our stockholders. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Further, market conditions could require us to accept less favorable terms for the issuance of our securities in the future. Thus, you will bear the risk that any future offerings by us could reduce the market price of our common stock and dilute your interest in us.

Certain provisions of our certificate of incorporation, bylaws, debt instruments and the Delaware General Corporation Law could make it more difficult for a third party to acquire us, even if doing so would benefit our stockholders.

Certain provisions of the Delaware General Corporation Law, or DGCL, may have the effect of deterring hostile takeovers or otherwise delaying or preventing changes in our management or in the control of our company, including transactions in which our stockholders might otherwise receive a premium over the fair market value of their securities. In particular, Section 203 of the DGCL may, under certain circumstances, make it more difficult for a person who would be an “interested stockholder” (defined generally as a person with 15% or more of a corporation’s outstanding voting stock) to effect a “business combination” (defined generally as mergers, consolidations and certain other transactions, including sales, leases or other dispositions of assets with an aggregate market value equal to 10% or more of the aggregate market value of the corporation) with the corporation for a three-year period. Under Section 203, a corporation may under certain circumstances avoid the restrictions imposed by Section 203. Moreover, a corporation’s certificate of incorporation or bylaws may exclude a corporation from the restrictions imposed by Section 203. We have not made this election, and accordingly we are subject to the restrictions of Section 203 of the DGCL. Furthermore, upon any “change of control” transaction, the restrictions on transfer applicable to the shares of our Class B and Class C common stock will terminate, which could act to discourage certain change of control transactions.

If we fail to maintain proper and effective internal controls, our ability to produce accurate financial statements could be impaired, which could cause us to fail to meet our reporting obligations or cause investors to lose confidence in our reported financial information, which could lead to a decline in the value of our common stock.

Substantial work has been required, and may continue to be required, to implement, document, assess, test and remediate our system of internal controls. This process has been and will continue to be both costly and challenging. Implementing any appropriate changes to our internal controls may entail substantial costs to modify our existing financial and accounting systems, take a significant period of time to complete, and distract us from the operation of our business. These changes may not, however, be effective in maintaining the adequacy of our internal controls, and any failure to maintain that adequacy, or a consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs and could impair our ability to operate our business. In addition, the existence of any material weakness in our internal control over financial reporting could also result in errors in our financial statements that could require us to restate our financial statements, cause us to fail to meet our reporting obligations and cause investors to lose confidence in our reported financial information, all of which could lead to a decline in the value of our common stock. Although not currently applicable, in the future we will be required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for the first fiscal year beginning after the effective date of this offering. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting, as well as a statement that our auditors have issued an attestation report on effectiveness of our internal controls. If in the future we are unable to assert that our internal control over financial reporting is effective, or if our auditors are unable to express an opinion on the effectiveness of our internal controls, investors could lose confidence in the accuracy and completeness of our financial reports, which would have a material adverse effect on the price of our common stock.

Item 5.          Other Information.

We filed a certificate of correction on August 20, 2010 with the Secretary of State of Delaware on August 20, 2010 to correct cross references in our certificate of incorporation from Article 4 and certain sections thereof to Article 5 and certain sections thereof, and Article 9 to Article 10.

Item 6.           Unregistered Sales of Equity Securities and Use of Proceeds.

There were no sales of Member units or common shares during the quarter ended June 30, 2010.

Item 7.   Exhibits

Exhibits

No.	Description

2.1*
Agreement and Plan of Conversion and Contribution, dated May 10, 2010,  by and among IMH Secured Loan Company, LLC, Investors Mortgage Holdings, Inc. and its stockholders and IMH Holdings, LLC and its members.

3.1*	Certificate of Incorporation of IMH Financial Corporation.

3.2	Bylaws of IMH Financial Corporation (incorporated by reference to Exhibit 3.2 to Report on Form 8-K, File No. 000-52611, filed on June 23, 2010).

4.1	2010 IMH Financial Corporation Employee Stock Incentive Plan (incorporated by reference to Exhibit 4.1 to Report on Form 8-K, File No. 000-52611, filed on June 23, 2010).

31.1*	Certification of Chief Executive Officer of IMH Financial Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer of IMH Financial Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*†	Certification of Chief Executive Officer and the Chief Financial Officer of IMH Financial Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

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

Date: August 23, 2010	IMH FINANCIAL CORPORATION

	By:	/s/ Steven Darak
Steven Darak
Chief Financial Officer
(Principal Financial and Accounting Officer and
Duly Authorized Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

2.1*
Agreement and Plan of Conversion and Contribution, dated May 10, 2010, by and among IMH Secured Loan Company, LLC, Investors Mortgage Holdings, Inc. and its stockholders and IMH Holdings, LLC and its members.

3.1*	Certificate of Incorporation of IMH Financial Corporation.

3.2	Bylaws of IMH Financial Corporation (incorporated by reference to Exhibit 3.2 to Report on Form 8-K, File No. 000-52611, filed on June 23, 2010).

4.1	2010 IMH Financial Corporation Employee Stock Incentive Plan (incorporated by reference to Exhibit 4.1 to Report on Form 8-K, File No. 000-52611, filed on June 23, 2010).

31.1*	Certification of Chief Executive Officer of IMH Financial Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer of IMH Financial Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*†	Certification of Chief Executive Officer and the Chief Financial Officer of IMH Financial Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

†
This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Exchange Act, and is not to be incorporated by reference into any filings of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.