Form 10-Q
period 2010-09-30
IMH Financial Corp
filed 2010-11-22
CIK 1397403

    UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
____________________
FORM 10-Q

(Mark One)

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended September 30, 2010

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

The registrant had 3,811,342 Shares of Class B-1 Common Stock, 3,811,342 shares of Class B-2 Common Stock, 7,721,055 shares of Class B-3 Common Stock, 627,579 shares of Class B-4 Common Stock and 838,448 shares of Class C Common Stock, which were collectively convertible into 16,809,766 outstanding common shares as of November 15, 2010.  The Class B and Class C common stock of IMH Financial Corporation was exchanged for the membership interests of IMH Secured Loan Fund, LLC as a result of the conversion of IMH Secured Loan Fund, LLC into IMH Financial Corporation and is deemed registered pursuant to Section 12 of the Securities Exchange Act of 1934 under Rule 12g-3.

IMH FINANCIAL CORPORATION
QUARTERLY REPORT ON FORM 10-Q
INDEX

	PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

	Consolidated Balance Sheets as of December 31, 2009 and September 30, 2010	3

	Consolidated Statements of Operations for the Nine and Three Months Ended September 30, 2009 and 2010	4

	Consolidated Statement of Owners’ Equity for the Nine Months Ended September 30, 2010	5

	Consolidated Statements of Cash Flows for Nine Months Ended September 30, 2009 and 2010	6

	Notes to Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	47

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	98

Item 4T.	Controls and Procedures.	102

	PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.	103

Item 1A.	Risk Factors.	105

Item 5.	Other Information	131

Item 6.	Unregistered Sales of Equity Securities and Use of Proceeds.	130

Item 7.	Exhibits.	132

	Signatures	133

	Index to Exhibits	134

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

IMH FINANCIAL CORPORATION
(formerly known as IMH Secured Loan Fund, LLC)
Consolidated Balance Sheets
(In thousands, except unit and share data)
	December 31,	September 30,
	2009	2010
		(unaudited)
ASSETS
Cash and Cash Equivalents	$963	$4,580
Mortgage Loans:
Mortgage Loan Note Obligations	554,848	-
Less Undisbursed Portion of Loans-in-Process and Interest Reserves	(15,975)	-
Principal Outstanding Held for Investment	538,873	-
Less Allowance for Credit Loss	(328,060)	-
Mortgage Loans Held for Investment, Net	210,813	-
Mortgage Loans Held for Sale, Net	3,207	156,001
Mortgage Loans, Net	214,020	156,001
Accrued Interest and Other Receivables	15,751	7,218
Real Estate Acquired through Foreclosure Held for Sale, Net	12,082	38,048
Real Estate Held for Development, Net:
Acquired through Foreclosure	84,804	67,455
Purchased for Investment	7,345	3,803
Real Estate Held for Development, Net	92,149	71,258
Deposits and Other Assets	1,464	2,348
Advances to Fund Manager	1,367	-
Property and Equipment, Net	-	1,592

Total Assets	$337,796	$281,045

LIABILITIES
Accounts Payable and Accrued Expenses	$6,582	$10,913
Payables to Fund Manager	3,342	-
Notes Payable	4,182	16,963
Borrowings from Fund Manager	1,608	-
Unearned Income and Other Funds Held	214	214
Total Liabilities	15,928	28,090
Commitments and Contingent Liabilities (Note 12)

OWNERS' EQUITY
Common stock, $.01 par value; 200,000,000 shares authorized;
16,809,766 shares outstanding at September 30, 2010	-	168
Preferred stock, $.01 par value; 100,000,000 shares authorized;
none outstanding	-	-
Additional Paid in Capital	-	726,866
Accumulated Deficit	(408,515)	(474,079)
Members' Equity - $10,000 per unit stated value,
authorized units set at discretion of the Manager -
73,038 units issued and outstanding at
December 31, 2009. No units outstanding at September 30, 2010	730,383	-
Total Owners' Equity	321,868	252,955

Total Liabilities and Owners' Equity	$337,796	$281,045

The accompanying notes are an integral part of these statements

IMH FINANCIAL CORPORATION
(formerly known as IMH Secured Loan Fund, LLC)
Consolidated Statements of Operations
(Unaudited)
 (In thousands, except share and per share data)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2009	2010	2009	2010

REVENUE:
Mortgage Loan Income	$20,256	$1,112	$2,697	156
Rental Income	379	1,243	378	410
Investment and Other Income	115	427	80	274

Total Revenue	20,750	2,782	3,155	840

COSTS AND EXPENSES:
Operating Expenses for Real Estate Owned	2,534	4,072	1,194	1,523
Professional Fees	1,830	4,587	641	1,832
Management Fees	481	109	62	-
Default and Related Expenses	579	533	251	174
General and Administrative Expenses	-	1,767	-	1,559
Loss on Disposal of Real Estate	-	1,112	-	112
Write-off of Offering Costs	-	6,150	-	6,150
Interest Expense:
Borrowings from Fund Manager	217	39	115	-
Borrowings on Notes Payable	-	1,364	-	562
Depreciation and Amortization Expense	283	1,012	283	380
Total Operating Expenses	5,924	20,745	2,546	12,292

Provision for Credit Losses	82,000	34,380	82,000	6,830
Impairment of Real Estate Owned	8,000	13,221	8,000	2,236
Total Provisions and Charges	90,000	47,601	90,000	9,066
Total Costs and Expenses	95,924	68,346	92,546	21,358
Loss Before Income Taxes	(75,174)	(65,564)	(89,391)	(20,518)

Provision for Income Taxes	-	-	-	-
NET LOSS	$(75,174)	$(65,564)	$(89,391)	$(20,518)

Pro Forma Net Loss per Share	$(4.67)	$(4.01)	$(5.55)	$(1.22)
Pro Forma Weighted Average Common Shares Outstanding	16,093,487	16,366,355	16,093,487	16,809,766

The accompanying notes are an integral part of these statements

IMH FINANCIAL CORPORATION
(formerly known as IMH Secured Loan Fund, LLC)
Consolidated Statements of Owners’ Equity
Nine Months Ended September 30, 2010
(Unaudited)
(In thousands, except unit and share data)

	IMH Financial Corp			IMH Secured Loan Fund			Total
	Common Stock			Members' Capital		Accumulated	Owners'
	Shares	Amount	Paid-in Capital	Units	Capital	Deficit	Equity

Balances at December 31, 2009	-	$-	$-	73,038	$730,383	$(408,515)	$321,868

Conversion of Member units to Common Shares	16,093,487	161	730,222	(73,038)	(730,383)	-	-
Common Shares issued for Acquistion of Manager	716,279	7	(3,356)	-	-	-	(3,349)
Net Loss - Nine Months Ended September 30, 2010	-	-	-	-	-	(65,564)	(65,564)

Balances at September 30, 2010	16,809,766	$168	$726,866	-	$-	$(474,079)	$252,955

The accompanying notes are an integral part of these statements

IMH FINANCIAL CORPORATION
 (formerly known as IMH Secured Loan Fund, LLC)
Consolidated Statements of Cash Flows
 Nine Months Ended September 30, 2010
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2009	2010

CASH FLOWS - OPERATING ACTIVITIES
Net Loss	$(75,174)	$(65,564)
Adjustments to reconcile net loss to net
cash provided by (used in) operating activities:
Provision for Credit Losses	82,000	34,380
Impairment of Assets	8,000	13,221
Loss on Disposal of Real Estate	-	1,112
Depreciation and Amortization Expense	283	1,012
Imputed interest on Notes Payable	-	392
Increase (decrease) in cash resulting from changes in:
Due from/to Fund Manager	(38)	(1,000)
Due from/to Strategic Wealth & Income Fund, LLC	-	(8)
Accrued Interest Receivable	(6,533)	1,093
Deposits and Other Assets	(499)	(1,227)
Other Payables and Accrued Liabilities	5,417	3,326
Unearned Income and Other Funds Helds	90	-
Net cash provided by (used in) operating activities	13,546	(13,263)

CASH FLOWS - INVESTING ACTIVITIES
Proceeds from Sale of Real Estate Owned	770	5,346
Acquisition of Manager, Net of Cash Acquired	-	(3,299)
Purchases of Property and Equipment	-	(14)
Mortgage Loans Fundings	(25,827)	(4,535)
Mortgage Loan Repayments	6,664	9,825
Investment in Real Estate Held for Development	(2,356)	(694)
Net cash provided by (used in) investing activities	(20,749)	6,629

CASH FLOWS - FINANCING ACTIVITIES
Proceeds from Borrowings from Manager	6,000	-
Repayments of Borrowings from Manager	(3,480)	(1,608)
Payments on Notes payable to Stockholders	-	(101)
Payments on Note Payable to Lessor	-	(26)
Proceeds from Notes Payable	-	14,827
Repayments of Notes Payable	-	(2,841)
Members' Distributions	(16,669)	-
Net cash provided by (used in) financing activities	(14,149)	10,251

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(21,352)	3,617

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	23,815	963

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,463	$4,580

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$217	$658
Acquistion of Real Estate Held for Resale through
Foreclosure of Note Receivable	$41,169	$21,854

The accompanying notes are an integral part of these statements

IMH FINANCIAL CORPORATION
 (formerly known as IMH Secured Loan Fund, LLC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)
(In thousands except unit and share data)

NOTE 1- BUSINESS, BASIS OF PRESENTATION AND LIQUIDITY

IMH Financial Corporation, IFC or the Company, a corporation incorporated under the laws of the State of Delaware, was formed from the conversion of IMH Secured Loan Fund, LLC, or the Fund, a Delaware limited liability company, on June 18, 2010.  The conversion was effected following a consent solicitation process pursuant to which approval was obtained from a majority of the members of the Fund to effect the Conversion Transactions and involved (i) the conversion of the Fund from a Delaware limited liability company into a Delaware corporation named IMH Financial Corporation, and (ii) the acquisition by the Company of all of the outstanding shares of the manager of the Fund, Investors Mortgage Holdings Inc., or the Manager, as well as all of the outstanding membership interests of a related entity, IMH Holdings LLC, or Holdings, on June 18, 2010.  See Note 3 for further discussion of the Conversion Transactions.  References to “we” or “our” refer to the Company.

We are a real estate finance company based in the southwest United States with over 13 years of experience in various and diverse facets of the real estate lending and investment process, including origination, acquisition, underwriting, documentation, servicing, construction, enforcement, development, marketing, and disposition. Our primary focus is on the acquisition and origination of high yield, short-term, senior secured commercial real estate mortgage loans principally to developers of residential and commercial real estate, a niche segment of the real estate market we believe is underserved by community, regional and national banks.

Basis of Presentation

The accompanying unaudited, condensed consolidated financial statements of IMH Financial Corporation have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for a complete set of financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the results for the periods presented have been made. Operating results for the nine and three months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2010. These condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto included in our annual report on Form 10-K/A for the fiscal year ended December 31, 2009.

The accompanying condensed consolidated financial statements include the accounts of IMH Financial Corporation and the following wholly-owned operating subsidiaries: Investor’s Mortgage Holdings, Inc., an Arizona corporation licensed as a mortgage banker by the state of Arizona, IMH Holdings, LLC, a Delaware limited liability corporation, and various other wholly owned subsidiaries established in connection with the acquisition of real estate either through foreclosure or purchase.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications

Certain 2009 amounts have been reclassified to conform to the 2010 financial statement presentation.

Liquidity

As of September 30, 2010, our accumulated deficit aggregated $474,079 as a direct result of provisions for credit losses and impairment charges relating to the change in the fair value of the collateral securing our loan portfolio and the fair value of real estate owned assets primarily acquired through foreclosure in prior years. During the nine months ended September 30, 2010, total cash increased by $3,617 as a result of proceeds received from financing obtained, as well as, from the sale of certain loan and real estate assets. At September 30, 2010, we had cash and cash equivalents of $4,580 and undisbursed loans-in-process and interest reserves funding estimates totaling $15,026. As a result of the erosion of the U.S. and global credit markets, we continue to experience loan defaults and foreclosures on our mortgage loans.   In addition, we have found it necessary to modify certain loans, which modifications have resulted in extended maturities of two years or longer, and believe we may need to modify additional loans in an effort to, among other things, protect our collateral.

IMH FINANCIAL CORPORATION
 (formerly known as IMH Secured Loan Fund, LLC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)
(In thousands except unit and share data)

NOTE 1- BUSINESS, BASIS OF PRESENTATION AND LIQUIDITY - (continued)

Our liquidity plan includes obtaining additional financing, selling whole loans or participating interests in loans and selling certain of our real estate owned assets. As of September 30, 2010, our entire loan portfolio with carrying values of $156,001, net of valuation allowance of $334,881, is held for sale. In addition, as of September 30, 2010, real estate owned (“REO”) projects with a carrying value totaling $38,048 are being actively marketed for sale. Accordingly, these REO assets are reflected as held for sale in the accompanying consolidated balance sheets. During the nine months ended September 30, 2010, we sold certain REO and loan assets for approximately $8,660 resulting in a net loss on disposal of $1,112.

Also, during the nine months ended September 30, 2010, we secured third-party financing from lenders with a total borrowing capacity of $16,100 for the purpose of funding anticipated development costs for REO assets, remaining loan obligations, settlement of conversion transaction liabilities and working capital needs, of which $12,073 was outstanding as of September 30, 2010. In addition, we are currently in negotiations with a third-party lender to secure additional debt to fund operations and to satisfy short-term obligations that are due within the next twelve months. Management also continues to evaluate the existing outstanding loan obligations to ascertain the necessary funding amounts and timing for each loan, and to determine potential reductions in, or cessation of, funding commitments for loans in default or to find alternative sources for such fundings. This analysis is on-going, although the results are not expected to materially affect our current estimate of outstanding loan commitments presented in the accompanying financial statements.

Given the current state of the real estate and credit markets, we believe the realization of full recovery of the cost basis in our assets is unlikely to occur in a reasonable time frame and may not occur at all, and we may be required to liquidate portions of our assets for liquidity purposes at a price significantly below the initial cost basis or potentially below current carrying values. If we are not able to liquidate a sufficient portion of our assets or access credit under the credit facility currently under negotiation, there may be substantial doubt about our ability to continue as a going concern. Nevertheless, we believe that our cash and cash equivalents, coupled with liquidity derived from the credit facility currently under negotiation and the disposition of certain of the loans and real estate held for sale, will allow us to fund current operations over the next 12 months.

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES

Our significant accounting policies are disclosed in our previously filed Annual Report on Form 10-K/A for the fiscal year ended December 31, 2009.  During the nine months ended September 30, 2010, there have been no material changes in our significant accounting policies, except for those shown below, resulting from the acquisition of the Manager effective June 18, 2010.

IMH FINANCIAL CORPORATION
 (formerly known as IMH Secured Loan Fund, LLC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)
(In thousands except unit and share data)

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES - continued

Revenue Recognition

Interest on mortgage loans is recognized as revenue when earned using the interest method based on a 365-day year. We do not recognize interest income on loans once they are deemed to be impaired and placed in non-accrual status. Generally, a loan is placed in non-accrual status when it is past its scheduled maturity by more than 90 days, when it becomes delinquent as to interest due by more than 90 days or when the related fair value of the collateral is less than the total principal, accrued interest and related costs. We may determine that a loan, while delinquent in payment status, should not be placed in non-accrual status in instances where the fair value of the loan collateral significantly exceeds the principal and the accrued interest, as we expect that income recognized in such cases is probable of collection. Unless and until we have determined that the value of underlying collateral is insufficient to recover the total contractual amounts due under the loan term, generally our policy is to continue to accrue interest until the loan is more than 90 days delinquent with respect to accrued, uncollected interest or more than 90 days past scheduled maturity, whichever comes first.

A loan is typically not removed from non-accrual status until the borrower has brought the respective loan current as to the payment of past due interest, and unless we are reasonably assured as to the collection of all contractual amounts due under the loan based on the value of the underlying collateral of the loan, the receipt of additional collateral required and the financial ability of the borrower to service our loan.

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

Historically, in accordance with the Fund’s operating agreement, all fees relating to loan origination, documentation, processing, administration, loan extensions and modifications were earned by the Manager prior to its termination as a result of the Conversion Transactions.  After consummation of the Conversion Transactions effective June 18, 2010, these fees inure to our benefit.

Fees for loan origination, processing and modifications, net of direct origination costs, are deferred at origination and amortized as an adjustment to interest income over the contractual term of the related loan.  Non-refundable commitment fees are recognized as revenue when received.

Loans Held for Sale

Loans that we intend to sell, subsequent to origination or acquisition, are classified as loans held for sale, net of any applicable valuation allowance. Loans classified as held for sale are generally subject to a specific marketing strategy or a plan of sale.

Loans held for sale are accounted for at the lower of cost or fair value on an individual basis and are reported as a component of mortgage loans. Direct costs related to selling such loans are deferred until the related loans are sold and are included in the determination of the gains or losses upon sale. Valuation adjustments related to loans held for sale are not included in the valuation allowance in the consolidated balance sheets, but rather are reported net of related principal of loans held for sale on the consolidated balance sheets and the provision for credit losses in the statements of operations.

IMH FINANCIAL CORPORATION
 (formerly known as IMH Secured Loan Fund, LLC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)
(In thousands except unit and share data)

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES - continued

Management Fees

We, through a wholly owned subsidiary, earn revenues for services rendered in connection with our management of the Strategic Wealth & Income Fund, or SWI Fund. Such revenues include asset management fees, organization fees, acquisition fees and origination fees. These fees are recorded when earned in accordance with the management agreement. We are also entitled to allocated earnings from SWI Fund when SWI Fund exceeds certain performance objectives, as defined in the operating agreement.

Property and Equipment

Property and equipment are recorded at historical cost and are depreciated using the straight-line method over the shorter of the expected lease term or the estimated useful life of the asset.  Expenditures for repairs and maintenance are charged to expense as incurred.  For items that are disposed, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the statements of operations.  See Note 5 for a discussion of our real estate owned assets.

Internally Developed Software

We own certain proprietary software for use in our business.  We capitalize the costs incurred during the application development stage, which include costs to design the software configuration and interfaces, coding, installation and testing. Costs incurred during the preliminary project along with post-implementation stages of internal use computer software are expensed as incurred.  Capitalized development costs are amortized over various periods up to five years.  Costs incurred to maintain existing software applications are expensed as incurred.

Stock-Based Compensation

Our 2010 Stock Incentive Plan provides for awards of stock options, stock appreciation rights, restricted stock units and other performance based awards to our officers, employees, directors and certain consultants. The maximum number of shares of common stock that may be issued under such awards shall not exceed 1,200,000 common shares. We measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. No awards have been granted under this plan as of September 30, 2010.

401(k) Plan.

We have a defined contribution plan for the benefit of all eligible employees under the provisions of Section 401(k) of the U.S. Internal Revenue Code.  The 401(k) plan allows us to make discretionary contributions based upon the participants’ wages in accordance with the approved plan document.  No contributions have been made under this plan as of September 30, 2010.

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
September 30, 2010
(Unaudited)
(In thousands except unit and share data)

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES – continued

Prior to consummation of the Conversion Transactions, because we were a partnership for tax purposes, no income taxes were paid by us. Instead, the members separately paid taxes based on their pro rata shares of the Fund’s income, deductions, losses and credits and members could elect to either reinvest or receive cash distributions from the Fund. Whether received in cash or reinvested, members are individually responsible to pay their respective income taxes on income allocated to them in respect of the period prior to the conversion.

Use of Estimates

In accordance with GAAP, we have made a number of estimates and assumptions with respect to the reporting of assets and liabilities and the disclosure of contingencies at the date of the condensed consolidated financial statements and the reported amounts of income and expenses during the reporting period. Accordingly, actual results could differ from those estimates. These estimates primarily include the allowance for credit loss, valuation allowance, valuation of real estate owned assets and the accretable amount and timing for loans purchased at a discount.

Recent Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board, or FASB, issued new accounting guidance that provides additional guidance for determining whether market activity for a financial asset or liability has significantly decreased, as well as for identifying circumstances that indicate that transactions are not orderly. The new guidance reiterates that if a market is determined to be inactive and the related market price is deemed to be reflective of a “distressed sale” price, then management judgment may be required to estimate fair value. The new guidance identifies factors to be considered when determining whether or not a market is inactive. The adoption of this pronouncement did not have a material effect on our financial position or results of operations.

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

In October 2009, the FASB issued ASU 2009-16, Transfers and Servicing (Topic 860) — Accounting for Transfers of Financial Assets. This update amends the codification for the issuance of FASB Statement No. 166, Accounting for Transfers of Financial Assets-an amendment of FASB Statement No. 140. The amendments in this update improve financial reporting by eliminating the exceptions for qualifying special- purpose entities from the consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets. In addition, the amendments require enhanced disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets. Comparability and consistency in accounting for transferred financial assets will also be improved through clarifications of the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. This update was effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009. Early application was not permitted. The adoption of this standard did not have a material impact on our financial position or results of operation.

IMH FINANCIAL CORPORATION
 (formerly known as IMH Secured Loan Fund, LLC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)
(In thousands except unit and share data)

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES - continued

In October 2009, the FASB issued ASU 2009-17, Consolidations (Topic 810) — Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This update amends the codification for the issuance of FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R). The amendments in this update replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. An approach that is expected to be primarily qualitative will be more effective for identifying which reporting entity has a controlling financial interest in a variable interest entity. The amendments in this update also require additional disclosures about a reporting entity’s involvement in variable interest entities, which will enhance the information provided to users of financial statements. This update was effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009. Early application is not permitted. We do not expect the adoption of this standard to have a material impact on our financial position or results of operation.

In January 2010, the FASB issued ASU 2010-01, Equity (Topic 505) — Accounting for Distributions to Shareholders with Components of Stock and Cash. The amendments in this update clarify that the stock portion of a distribution to stockholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all stockholders can elect to receive in the aggregate is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend. This update is effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The implementation of this standard did not have a material impact on our consolidated financial statements.

In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-06, “Fair Value Measurements and Disclosures,” which amends the disclosure requirements related to recurring and nonrecurring fair value measurements. This guidance requires disclosure of transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy, including the reasons and the timing of the transfers and information on purchases, sales, issuance, and settlements on a gross basis in the reconciliation of the assets and liabilities measured under Level 3 of the fair value measurement hierarchy. The guidance is effective for annual and interim reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual and interim periods beginning after December 15, 2010.  The adoption of this standard did not have a material impact on our financial position or results of operation.

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
September 30, 2010
(Unaudited)
(In thousands except unit and share data)

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES - continued

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

•	Interests in securitization entities, asset-backed financing entities, or entities formerly considered the “qualified special-purpose entities”(QSPEs).

This accounting guidance is expected to most significantly affect reporting entities in the investment management industry, but may also affect reporting entities with interests in entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds.

In July 2010, the FASB issued ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses,” (ASU 2010-20) which amends ASC 310, “Receivables,” to require further disaggregated disclosures that improve financial statement users’ understanding of (1) the nature of an entity’s credit risk associated with its financing receivables and (2) the entity’s assessment of that risk in estimating its allowance for credit losses as well as changes in the allowance and the reasons for those changes. The new and amended disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The adoption of ASU 2010-20 will only impact disclosures and is not expected to have a material impact on our consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants and the SEC did not, or are not expected to, have a material effect on our  results of operations or financial position.

NOTE 3 – THE CONVERSION TRANSACTIONS

We were formed from the conversion of our predecessor entity, IMH Secured Loan Fund, LLC, or (“the Fund”), into a Delaware corporation. The Fund, which was organized in May 2003, commenced operations in August 2003, focusing on investments in short-term commercial real estate mortgage loans collateralized by first mortgages on real property. The Fund was externally managed by Investors Mortgage Holdings, Inc., or (“the Manager”), which was incorporated in Arizona in June 1997 and is licensed as a mortgage banker by the State of Arizona. Due to the cumulative number of investors in the Fund, the Fund registered under the Securities Exchange Act of 1934, as amended, on April 30, 2007 and began filing periodic reports with the Securities and Exchange Commission, or (“the SEC”).  In the Conversion Transactions, we also acquired IMH Holdings, LLC, or (“Holdings”), a related entity through common ownership of the Manager, which is a Delaware limited liability company and serves as a holding company for two wholly-owned subsidiaries, IMH Management Services, LLC, an Arizona limited liability company and SWI Management, LLC, an Arizona limited liability company. IMH Management Services, LLC provides us and our affiliates with human resources and administrative services, including the supply of employees, and SWI Management, LLC, or SWIM, acts as the manager for the Strategic Wealth & Income Fund, LLC, or the SWI Fund. At September 30, 2010, the SWI Fund had $11,400 under management. The SWI Fund is a Delaware limited liability company whose investment strategies and objectives are substantially similar to our historic strategy. We have a $25 equity interest in and receive fee income for managing the SWI Fund.

IMH FINANCIAL CORPORATION
 (formerly known as IMH Secured Loan Fund, LLC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)
(In thousands except unit and share data)

NOTE 3 – THE CONVERSION TRANSACTIONS - continued

On June 18, 2010, the Fund became internally-managed through a series of transactions we refer to as the Conversion Transactions, which included (i) the conversion of the Fund from a Delaware limited liability company into a newly-formed Delaware corporation named IMH Financial Corporation, and (ii) the acquisition by the Company of all of the outstanding shares of the Manager, and all of the outstanding membership interests of Holdings. The Fund intended the Conversion Transactions to position the Fund to become a publicly traded corporation listed on the NYSE, create the opportunity for liquidity for Fund members and create the opportunity to raise additional capital in the public markets, thereby enabling the Fund to better acquire and originate commercial mortgage loans and other real estate-related investments with a view to achieving long term value creation through dividends and capital appreciation.

We acquired the Manager, through the issuance of 716,279 shares of Class B common stock to the equity holders of the Manager and its affiliates, on June 18, 2010.   In exchange for their ownership interest, the previous owners of the Manager and Holdings, as well as certain participants in the Manager’s stock appreciation rights plan, agreed to receive an aggregate of 895,750 shares of Class B-3 and B-4 common stock in the Company. Under the terms of the Conversion Transaction, the aggregate number of shares issuable to the owners of Manager and Holdings was reduced by one share for each $20 of the net loss incurred by the Manager and Holdings from January 1, 2010 through the acquisition date of June 18, 2010. Based on a net loss through the date of acquisition of $3,531, the shares issued to the owners of Manager and Holdings was reduced pro rata by 176,554 shares. We also withheld 2,917 shares for SARS withholding taxes. Additionally, the previous owners received a distribution in June 2010 totaling $4,000 based on the December 31, 2009 equity of the Manager.

Final shares issued for the purchase of the Manager and Holdings were computed as follows:

	Class B-3	Class B-4	Total
	Shares	Shares	Shares
Shares to be issued for purchase of Manager and Holdings	114,107	781,643	895,750
Less: reduction in shares for Manager and Holdings net loss	(22,490)	(154,064)	(176,554)
Less: shares withheld for SARS tax withholdings	(2,917)	-	(2,917)

Final shares issued for purchase of Manager and Holdings	88,700	627,579	716,279

For accounting purposes, the Conversion Transactions were simultaneously treated as a recapitalization of the Fund into IMH Financial Corporation and IMH Financial Corporation’s acquisition of all of the ownership interests in the Manager and Holdings. Recapitalization of membership units of the Fund into common stock of IMH Financial Corporation had no accounting effect except for the requirement to record deferred taxes on the date of change in tax status from a pass through entity to a taxable entity (see Note 10). The Conversion Transactions also terminated the Manager’s pass through tax status and it became a taxable entity resulting in the requirement to record deferred taxes on the date of change in tax status. Upon the exchange of common stock of IMH Financial Corporation for all of the ownership interest in the Manager and Holdings, IMH Financial Corporation included the assets and liabilities of Manager and Holdings in its financial statements at their carryover basis. The acquisition of the Manager and Holdings was effected in order to, among other things; align the interests of management and stockholders of the Company.

IMH FINANCIAL CORPORATION
 (formerly known as IMH Secured Loan Fund, LLC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)
(In thousands except unit and share data)

In connection with the Manager’s adoption of applicable accounting guidance, the Manager was required to consolidate the Fund effective January 1, 2010. With the adoption of the applicable accounting guidance, the Fund and the Manager were one reporting entity subsequent to January 1, 2010, and the Company and the Manager remain one reporting entity after the completion of the Conversion Transactions. As a result, the exchange of our common stock for all of the ownership interests in the Manager and Holdings is not considered a business combination resulting in a new basis of the assets obtained and liabilities assumed. Instead such assets and liabilities were recorded at the Manager’s and Holding’s carryover basis.

The Manager contributed approximately $269 to revenue and ($1,658) to pre-tax net loss for the period from June 18, 2010 (the effective date of acquisition) through September 30, 2010.

The following table presents unaudited pro forma revenue and net loss for the nine months ended September 30, 2010 (assuming the acquisition of the Manager occurred January 1, 2010) and September 30, 2009 (assuming the acquisition of the Manager occurred January 1, 2009). The pro forma financial information presented in the following table is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the earliest period presented, nor does it intend to be a projection of future results.

	Pro Forma Nine	Pro Forma Nine
	Months Ended	Months Ended
	September 30, 2009	September 30, 2010

Revenue	$30,394	$3,096

Net loss	$(71,878)	$(69,096)

Provision for income taxes	$-	$-

After the consummation of the Conversion Transactions, the Manager was internalized, the executive officers and employees of the Manager became our executive officers and employees and assumed the duties previously performed by the Manager, and we no longer pay management fees to the Manager. We are now entitled to retain all management, origination fees, gains and basis points previously allocated to the Manager.

IMH FINANCIAL CORPORATION
 (formerly known as IMH Secured Loan Fund, LLC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)
(In thousands except unit and share data)

NOTE 3 – THE CONVERSION TRANSACTIONS – continued

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

Prior to June 18, 2010, the Manager distributed $279 to the owners of Manager and Holdings. This distribution plus the $3,721 distribution reflected in the preceding table is equal to the $4,000 distribution due to the owners of the Manager and Holdings based on the December 31, 2009 consolidated equity balance of the Manager and Holding.

Offering Costs

The Conversion Transactions were undertaken primarily to position us for an initial public offering through the filing of Form S-11 with the SEC.  We received notice on June 8, 2010 that we were the subject of an SEC investigation.  After consultation with our potential underwriters, legal counsel and others, we believe that it is not probable at this time that we will be in a position to complete an IPO until matters concerning the SEC’s investigation are clarified or resolved and market conditions are more favorable.  We cannot determine at this time when matters before the SEC will be clarified or resolved.

As a result of this change in circumstances, due to the postponement of the IPO by more than 90 days and the fact that we cannot assert that it is probable that it will occur in near term, we wrote-off all previously capitalized incremental costs totaling $6,150 relating to the IPO to our current operations as of September 30, 2010.

IMH FINANCIAL CORPORATION
 (formerly known as IMH Secured Loan Fund, LLC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)
(In thousands except unit and share data)

NOTE 4 – MORTGAGE LOANS, LOAN PARTICIPATIONS AND LOAN SALES

Lien Priority

Historically, all mortgage loans have been collateralized by first deeds of trust (mortgages) on real property and generally include a personal guarantee by the principals of the borrower. Often the loans are secured by additional collateral. However, as of September 30, 2010, we had agreed to subordinate portions of two of our first lien mortgages to third-party lenders in the amount of $20,000 (representing approximately 25% and 2% of the outstanding principal for each loan, respectively). One subordination was originally for $14,000 and was granted in order to provide liquidity to the borrower to complete the construction of the project, an obligation for which we had been responsible under the original loan terms. During the quarter ended September 30, 2010, we agreed to subordinate an additional $2,500 to this lender commensurate with an equal paydown on this loan. Under the terms of the subordination agreement, we may purchase or pay off the loan to the third-party lender at par. The second subordination for $1,500 was granted in order to satisfy a financial obligation to a utility company in relation to the development of the collateral, and to bring the interest payments current on other liens totaling approximately $2,000 for which the lien holders were seeking foreclosure. The other liens totaling $2,000 are also superior to our deed of trust and are held by two lenders. However, we entered into intercreditor agreements with these lenders which stipulate that they must notify us of any loan default or foreclosure proceedings, and we have the right, but not the obligation, to cure any event of default or to purchase the liens. The aggregate of these superior liens total $3,500 (representing approximately 5% of the outstanding principal for the related loan), and are collateralized by 11 of the 55 parcels that comprise the collateral for this loan. While subordinations of our first lien positions are not expected to be a common occurrence in the future, we may find it necessary to do so in an effort to maximize the opportunity for recovery of our investment.

As we have done historically, we will acquire almost exclusively first mortgages and trust deeds unless a second mortgage on a different property is offered as additional credit support. Even in those cases, we will not advance funds solely in respect of a second mortgage. However, we may accept any reasonable financing terms or make additional acquisitions we deem to be in the best interests of our stockholders.

Loan Classification

In connection with the consummation of the Conversion Transactions, we revised our business strategy.  Although we have historically focused on the origination of senior short-term commercial bridge loans with maturities of 12 to 18 months with the intent of holding such loans to maturity with the availability of permanent take-out financing, our primary near-term future focus is on the acquisition and origination of interim loans, or other short-term financings, that are used to pay off construction,  commercial or residential property loans and are not reliant on the availability of take-out financing. In addition, we will target the acquisition or financing of whole commercial real estate mortgage loans, which may be performing, distressed or non-performing, and participating interests in performing commercial real estate mortgage loans.  Accordingly, as of September 30, 2010, the entire loan portfolio is reflected as held for sale in the accompanying consolidated balance sheets.

Loan Interest Rates

We invest in both fixed and variable interest rate loans. As of September 30, 2010, we held 43 loans, 21 of which were variable rate loans and 22 of which were fixed rate loans. Thirty-six of these loans are non-performing loans for financial reporting purposes (although not all such loans are necessarily in technical default under the loan terms), for which we are actively pursuing enforcement on the loans as well as judgments against personal guarantors of such loans, when applicable.

•
Variable Interest Rate Loans.  All variable interest rate loans are indexed to the Wall Street Journal Prime Interest Rate, or Prime, all of which are subject to interest rate floors and none of which are subject to interest rate ceilings. At September 30, 2010, the weighted average interest rate on our variable interest rate loans, which accounted for 44.5% of the outstanding principal amount in our portfolio of commercial mortgage loans, net of the valuation allowance, was 13.05% per annum.  As of December 31, 2009 and September 30, 2010, the weighted average contractual interest rates on our variable rate loans (including loans in non-accrual status) was Prime plus 9.63% and Prime plus 9.80%, respectively. The Prime rate was 3.25% per annum at December 31, 2009 and September 30, 2010.

IMH FINANCIAL CORPORATION
 (formerly known as IMH Secured Loan Fund, LLC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)
(In thousands except unit and share data)

NOTE 4 – MORTGAGE LOANS, LOAN PARTICIPATIONS AND LOAN SALES – (continued)

•
Fixed Interest Rate Loans.  At September 30, 2010, fixed interest rate loans accounted for 55.5% of the outstanding principal amount in our portfolio of commercial mortgage loans, net of the allowance for credit loss, and the average weighted interest rate on these loans was 9.85% per annum.

While a substantial portion of our portfolio loans are in default or non-accrual status, a summary of our outstanding principal balances on our portfolio loans (including non-accrual loans), net of the allowance for credit loss and valuation allowance, as of December 31, 2009 and September 30, 2010, respectively, is provided by the contractual loan terms for fixed and variable interest rate loans as follows:

	December 31, 2009			September 30, 2010
	Fixed	Variable	Total	Fixed	Variable	Total
	Rate	Rate	Loan	Rate	Rate	Loan
	Loans	Loans	Portfolio	Loans	Loans	Portfolio

Total Principal Outstanding	$274,263	$270,185	$544,448	$272,372	$218,510	$490,882
Less Allowance for Credit Loss /
Valuation Allowance			(330,428)			(334,881)

Net Principal Outstanding			$214,020			$156,001

% of Portfolio	50.4%	49.6%	100.0%	55.5%	44.5%	100.0%

Weighted Average Rate	9.84%	12.88%	11.34%	9.85%	13.05%	11.27%

Number of Loans	23	32	55	22	21	43

Average Principal Balance	$11,924	$8,443	$9,899	$12,381	$10,405	$11,416

As of September 30, 2010, the valuation allowance totaled $334,881 (all of which relates to mortgage loans held for sale), representing 68.2% of the total loan portfolio principal balances. As of December 31, 2009, the allowance for credit loss totaled $330,428 (of which $328,060 relates to mortgage loans held to maturity and $2,368 relates to mortgage loans held for sale), representing 60.7% of the total loan portfolio principal balances.

IMH FINANCIAL CORPORATION
 (formerly known as IMH Secured Loan Fund, LLC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)
(In thousands except unit and share data)

NOTE 4 – MORTGAGE LOANS, LOAN PARTICIPATIONS AND LOAN SALES – (continued)

Loan Maturities and Loans in Default

The outstanding principal balances of our mortgage loans, net of the allowance for credit loss, as of September 30, 2010, have scheduled maturity dates within the next several quarters, as follows:

September 30, 2010
Quarter	Amount	Percent	#
Matured	$347,233	70.8%	31
Q4 2010	4,206	0.9%	1
Q1 2011	1,617	0.3%	1
Q2 2011	1,173	0.2%	2
Q3 2011	1,100	0.2%	1
Q4 2011	33,916	6.9%	3
Q1 2012	2,000	0.4%	1
Q3 2012	99,423	20.3%	2
Q3 2013	214	0.0%	1
Total	490,882	100.0%	43
Less: Valuation Allowance	(334,881)

Net Carrying Value	$156,001

Loans in Default

Loans in default balances encompass both non-accrual loans and loans for which we are still accruing income, but are delinquent as to the payment of accrued interest or are past scheduled maturity. At December 31, 2009, 50 of our 55 loans with outstanding principal balances totaling $531,999 were in default, of which 34 with outstanding principal balances totaling $347,100 were past their respective scheduled maturity dates, and the remaining 16 loans were in default as a result of delinquency on outstanding interest payments or have been deemed non-performing based on value of the underlying collateral in relation to the respective carrying value of the loan. At September 30, 2010, 36 of our 43 loans with outstanding principal balances totaling $480,573 were in default, of which 31 with outstanding principal balances totaling $347,233 were past their respective scheduled maturity dates, and the remaining 5 loans were in default as a result of delinquency on outstanding interest payments or have been deemed non-performing based on value of the underlying collateral in relation to the respective carrying value of the loan. In light of current economic conditions and in the absence of a recovery of the credit markets, it is anticipated that many, if not most, loans with scheduled maturities within one year will not be paid off at the scheduled maturity.

During the nine months ended September 30, 2010, we foreclosed on ten loans with net carrying values of $25,379. We are currently exercising enforcement action which could lead to foreclosure upon 27 of the 36 loans in default at September 30, 2010. With respect to the loans upon which we are exercising enforcement action, we expect to complete the foreclosure process on the majority of such loans over the next six months.

Two loans, which were previously in non-accrual status during the year ended December 31, 2009 with principal balances totaling $28,500, related to a bankruptcy of the borrower and were consolidated into one loan in connection with the approved plan of reorganization and the loan terms were restructured in the fourth quarter of 2009. The loan restructure did not result in any forgiveness of principal or accrued interest. However, due to the value of the underlying collateral in relation to loan principal for this collateral-based loan, we have deemed it appropriate to keep this restructured loan in non-accrual status as of December 31, 2009 and September 30, 2010.

As of September 30, 2010, five loans that are in non-accrual status relate to two borrowing groups that are not in technical default under the loan terms. However, due to the value of the underlying collateral for these collateral dependent loans, we have deemed it appropriate to maintain these loans in non-accrual status.

IMH FINANCIAL CORPORATION
 (formerly known as IMH Secured Loan Fund, LLC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)
(In thousands except unit and share data)

NOTE 4 – MORTGAGE LOANS, LOAN PARTICIPATIONS AND LOAN SALES – (continued)

We are continuing to work with the borrowers with respect to the remaining four loans in default in order to seek to maintain the entitlements on such projects and, thus, the value of our existing collateral. However, such negotiations may result in a payoff of an amount that is below our loan principal and accrued interest, and that discounted payoff may be materially less than the contractual principal and interest due. Generally, the allowance for credit loss contemplates the potential loss that may occur as a result of a payoff of the loan at less than its contractual balance due. We are considering our preferred course of action with respect to all remaining loans. However, we have not commenced enforcement action on these other loans thus far.

Of the principal balances in default as of September 30, 2010: approximately 32% of the total has been in default status since December 31, 2008; approximately 34% of the total has been in default status since March 31, 2009; approximately 16% of the total has been in default status since June 30, 2009; 2% of the total has been in default status since September 30, 2009; 13% of the total has been in default status since December 31, 2009; 2% have been in default since March 31, 2010; 0.3% have been in default status since June 30, 2010 and 0.7% entered default status during the quarter ended September 30, 2010.

At September 30, 2010, all 36 loans in default were in non-accrual status. Total contractual interest due under the loans classified in non-accrual status was $43,320, of which $3,246 is included in accrued interest receivable on the balance sheet, and of which $40,074 has not been recognized as income by us. Excluding loans whose maturity has not been reached as of September 30, 2010, loans in default were past their scheduled maturities between one and 1,057 days as of September 30, 2010.

IMH FINANCIAL CORPORATION
 (formerly known as IMH Secured Loan Fund, LLC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)
(In thousands except unit and share data)

NOTE 4 – MORTGAGE LOANS, LOAN PARTICIPATIONS AND LOAN SALES – (continued)

The geographic concentration of loans in default, net of the allowance for credit loss or valuation allowance, at December 31, 2009 and September 30, 2010 is as follows:

	December 31, 2009
	Percent of						Non-Accrued
	Outstanding		Outstanding	Allowance for	Net Carrying	Accrued	Note
	Principal	#	Principal	Credit Loss	Amount	Interest	Interest	Total
Arizona	52.3%	23	$278,306	$(162,282)	$116,024	$5,362	$13,723	$135,109
Idaho	9.3%	2	49,594	(38,981)	10,613	1,948	5,993	18,554
California	33.8%	19	179,773	(120,829)	58,944	3,959	18,349	81,252
Texas	2.1%	3	11,102	(4,272)	6,830	427	1,170	8,427
Nevada	1.5%	1	7,984	(2,613)	5,371	319	957	6,647
New Mexico	1.0%	2	5,240	(1,094)	4,146	-	586	4,732
	100.0%	50	$531,999	$(330,071)	$201,928	$12,015	$40,778	$254,721

	September 30, 2010
	Percent of						Non-Accrued
	Outstanding		Outstanding	Valuation	Net Carrying	Accrued	Note
	Principal	#	Principal	Allowance	Amount	Interest	Interest	Total
Arizona	51.4%	14	$246,801	$(153,257)	$93,544	$(2,609)	$16,761	$107,696
Idaho	10.3%	2	49,637	(43,178)	6,459	1,948	4,493	12,900
California	35.6%	17	171,230	(136,431)	34,799	3,770	17,915	56,484
New Mexico	1.1%	2	5,260	(1,985)	3,275	(16)	445	3,704
Utah	1.6%	1	7,645	-	7,645	153	460	8,258
	100.0%	36	$480,573	$(334,851)	$145,722	$3,246	$40,074	$189,042

The concentration of loans in default by loan classification as of September 30, 2010 is as follows:
							Non-
	Percent of						Accrued
	Outstanding		Outstanding	Valuation	Net Carrying	Accrued	Note
	Principal	#	Principal	Allowance	Amount	Interest	Interest	Total
Pre-entitled Land	41.4%	10	$198,728	$(167,604)	$31,124	$6,380	$18,947	$56,451
Entitled Land	34.5%	15	165,613	(139,926)	25,687	1,590	15,905	43,182
Construction	24.2%	11	116,232	(27,321)	88,911	(4,724)	5,222	89,409
	100.0%	36	$480,573	$(334,851)	$145,722	$3,246	$40,074	$189,042

Of our loans in default at December 31, 2009, 50% of the loan principal balances related to residential end-use projects, 33% related to mixed-use projects, and 17% related to commercial and industrial projects. Of our portfolio loans in default at September 30, 2010, 53% of such loan principal balances related to residential end-use projects, 32% related to mixed-use projects, and 15% related to commercial and industrial projects. Other than as discussed in the foregoing paragraphs, the seven remaining performing loans in our portfolio, with principal balances totaling $10,310 were current as of September 30, 2010 to principal and interest payments.

IMH FINANCIAL CORPORATION
 (formerly known as IMH Secured Loan Fund, LLC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
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

Our loans in default balances include loans in non-accrual and accrual status for which we continue to accrue income, but are delinquent as to accrued interest or are past scheduled maturity, in accordance with our accounting policy. Unless and until we have determined that the value of the underlying collateral is insufficient to recover the total contract amounts due under the loans, we expect to continue to accrue interest until the loan is greater than 90 days delinquent with respect to accrued, uncollected interest, or greater than 90 days past scheduled maturity, whichever comes first. This result in the classification of loans in default that may not be deemed impaired under GAAP.

The following table presents required disclosures under GAAP for loans that meet the definition for impaired loans:

	As of and Year	As of and 9 Mos.
	Ended December 31,	Ended September 30,
	2009	2010

Loans in Default - Impairment Status:
Impaired loans in default	$458,464	$414,245
Non-impaired loans in default	73,535	66,328
Total loans in default	$531,999	$480,573

Allowance for Credit Loss / Valuation Allowance on Impaired Loans
Impaired loans in default	$458,464	$414,245
Less: Allowance for credit loss / valuation allowance	(330,071)	(334,857)
Net carrying value of impaired loans	$128,393	$79,388

Average investment for impaired loans during period held	$456,993	$412,025

Interest income recognized during the period that loans were impaired	$1,898	$-

Interest income recognized using a cash-basis method of accounting
during the period that the loans were impaired	$404	$-

IMH FINANCIAL CORPORATION
 (formerly known as IMH Secured Loan Fund, LLC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)
(In thousands except unit and share data)

NOTE 4 – MORTGAGE LOANS, LOAN PARTICIPATIONS AND LOAN SALES – (continued)

Allowance for Credit Loss / Valuation Allowance and Fair Value Measurement

We perform a valuation analysis of our loans on a quarterly basis. Evaluating the collectability of a real estate loan is a matter of judgment. We evaluate our real estate loans for impairment on an individual loan basis, except for loans that are cross-collateralized within the same borrowing groups. For those loans, we perform both an individual evaluation as well as a consolidated evaluation to assess our overall exposure to those loans. In addition to this analysis, we also complete an analysis of our loans as a whole to assess our exposure for loans made in various reporting periods and in terms of geographic diversity. The fact that a loan may be temporarily past due does not result in a presumption that the loan is impaired. Rather, we consider all relevant circumstances to determine if, and to the extent to which, an allowance for credit losses or valuation allowance is required. During the loan evaluation, we consider the following matters, among others:

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

As more fully described in our 10-K/A, prior to the significant disruptions in the real estate and credit markets in the latter part of 2008, for purposes of determining whether an allowance for credit loss was required, we primarily utilized a modeling technique known as residual analysis commonly used in our industry which is based on the assumption that development of our collateral was the highest and best use of the property. During the first two quarters of 2008, our process was consistently applied as there was no indication of significant impairment in the value of our loan portfolio. The underlying collateral of our loans vary by stage of completion, which consists of either raw land (also referred to as pre-entitled land), entitled land, partially developed, or mostly developed/completed lots or projects.

IMH FINANCIAL CORPORATION
 (formerly known as IMH Secured Loan Fund, LLC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
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

In the third quarter of 2009, given recent sales activity and the on-going volatility in the real estate markets, we engaged an independent third-party valuation firm and other consultants to assist with the analysis of fair value of the collateral supporting our loans as of September 30, 2009, which was then updated for financial reporting as of December 31, 2009.  During the quarter ended June 30, 2010, we re-engaged independent third-party valuation firms to provide complete updated valuation reports for the majority of our loans.    For the quarter ended September 30, 2010, we obtained a letter from our third-party valuation firm concluding there was no material diminution in the fair value indications reported for the properties valued at June 30, 2010.  Additionally, for the quarter ended September 30, 2010, we engaged a separate third-party valuation firm to perform valuations on the remaining portfolio.

The following is a summary of the procedures performed in connection with our fair value analysis as of and for the year ended December 31, 2009 and for the nine months ended September 30, 2010:

1.
We reviewed the status of each of our loans to ascertain the likelihood that we will collect all amounts due under the terms of the loans at maturity based on current real estate and credit market conditions.

2.	With respect to our loans whose collection was deemed to be unlikely, we determined when the latest valuation of the underlying collateral was performed.

3.
We subjected all of our loans to independent third-party valuation as of September 30, 2009, (with a review and update of such valuations provided through December 31, 2009), to determine whether any material changes in industry or economic conditions warranted a change in the valuation conclusions formed since the date of our last valuation. As of June 30, 2010, we subjected 74% of our outstanding loan portfolio to independent third-party valuation. The remaining 26% was subject to independent third-party valuation during the quarter ended September 30, 2010.

4.
For the year ended December 31, 2009 and for the quarter ended June 30, 2010, we utilized the services of Cushman & Wakefield, a nationally recognized valuation firm, and other valuation firms to perform a valuation analysis for the selected projects. Cushman & Wakefield valued approximately 89% of the outstanding principal balance of our loan portfolio at December 31, 2009, while other valuation firms valued the remaining 11%. At June 30, 2010, Cushman & Wakefield valued 73% of the portfolio and 1% of the portfolio was valued by another third-party valuation firm.  For the 26% of the valuations performed by valuation firms other than Cushman & Wakefield, we engaged Cushman & Wakefield to perform a review of the valuations and reports.

5.
For projects in which we have received a bona fide written third-party offer to buy our loan, or the borrower has received a bona fide written third-party offer to buy the related project, we utilized the offer amount in cases in which the offer exceeded the valuation conclusion reached by the independent valuation firms. Such offers are only considered if we deem the offer to be valid, reasonable and negotiable, and we believe the offeror has the financial wherewithal to execute the transaction. When deemed appropriate, the offers received were discounted by up to 20% to allow for potential changes in our on-going negotiations.

IMH FINANCIAL CORPORATION
 (formerly known as IMH Secured Loan Fund, LLC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
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

•
As of December 31, 2009 and September 30, 2010, the highest and best use for the majority of real estate collateral subject to third-party valuation was deemed to be held for investment and/or future development, rather than being subject to immediate development and/or sale. In determining fair value as of December 31, 2009, we utilized the “as is” sales comparable valuation methodology for 31 assets, the development approach for six assets, the income capitalization approach for four assets, and the cost approach for two assets, and we utilized offers received from third parties to estimate fair value for the remaining 14 assets. In determining fair value as of September 30, 2010, we utilized the “as is” sales comparable valuation methodology for 32 assets, the development approach for 6 assets, the income capitalization approach for 3 assets, and we utilized offers received from third parties to estimate fair value for the remaining 2 assets. We selected a fair value within a determinable range as provided by the valuation firm.

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

For certain assets as of December 31, 2009, we supplemented our analysis by utilizing a risk-adjusted cash flow model commonly used in our industry based on certain assumptions and market participant inputs to determine fair value, which presumed a development approach as highest and best use for such projects. To evaluate the collateral relating to these projects, we performed different procedures depending on the stage of the collateral, which are described below along with a summary of key assumptions utilized in our evaluations of fair value were as follows:

•
For collateral to be developed, the initial unit sales price utilized was based on local market, comparable prices from non-distressed pricing from prior periods utilizing observable and unobservable data points,

IMH FINANCIAL CORPORATION
 (formerly known as IMH Secured Loan Fund, LLC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
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

•
Based on the resulting net cash flows derived from the utilization of the above assumptions, we applied risk-adjusted annual discount rates, ranging from 10.5% to 30% for December 31, 2009 and September 30, 2010, to the net cash flows, depending on the projected build-out term, the project type, the location and assumed project risk.

All of our loans were subject to valuation by independent third-party valuation firms and all of the valuation reports were delivered to us within 45 days of the reporting period. For the quarters ended December 31, 2009 and September 30, 2010, in the event of a change in circumstances from the prior period valuation, we updated our assessment of certain loans and obtained certain updated valuations as a result of the change in circumstances. Additionally, we obtained updated third-party offers and considered other changes to the status of underlying collateral.

Selection of Single Best Estimate of Value for Loans

As previously described, we obtained valuation reports from third-party valuation specialists for the underlying collateral of each of our loans in 2009 and all such loans during the quarters ended June 30, 2010 and September 30, 2010. Because all of our loans are collateral dependent, each loan’s impairment amount is based on the fair value of its underlying collateral less cost to sell. The valuation reports provided a range of values for the collateral valued rather than a single point estimate because of variances in the potential value indicated from the available sources of market participant information. The selection of a value from within a range of values depends upon specific market conditions for each property valued and its stage of entitlement or development. In addition to third-party valuation reports, we utilized recently received bona fide purchase offers from independent third-party market participants that were higher than the high-end of the third-party specialist’s range of values. In selecting the single best estimate of value, we considered the information in the valuation reports, credible purchase offers received, as well as multiple observable and unobservable inputs as described below.

IMH FINANCIAL CORPORATION
 (formerly known as IMH Secured Loan Fund, LLC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)
(In thousands except unit and share data)

NOTE 4 – MORTGAGE LOANS, LOAN PARTICIPATIONS AND LOAN SALES – (continued)

December 31, 2009 Selection of Single Best Estimate

Our December 31, 2009 valuation assessments were based on updated market participant information and other data points, which in our judgment provided less uncertainty than the market participant data that was available at December 31, 2008. The updated information and our analysis of the collateral indicated a slight improvement in market conditions and corresponding increase in real estate values. As a result, for the valuation ranges on 41 of the 55 loans obtained as of December 31, 2009 supporting loan collateral values, we used the high end of the third-party valuation range for each asset in determining impairment losses. For the remaining 14 loans, our estimate of fair values were based on independent third-party market participant purchase offers on those specific assets, some of which were well in excess of the fair values indicated in the third-party valuation reports, including some offers which were two to three times higher than the valuation report ranges. While consideration of the range of values was evaluated on a loan-by-loan basis, as a general matter, we used the high end of the value range, as described above, because, in our judgment, when considering the multiple applicable observable and unobservable inputs and other current market factors, the high end of the value range is the best estimate of fair value, less costs to sell, for purposes of determining impairment losses, based on the following factors:

•
In conducting the December 31, 2009 valuations, the third-party valuation specialist’s data and the research performed in connection with valuations were influenced by market duress, economic uncertainty and a relative shortage of tangible market data. A number of the relevant transactions consummated around the time of preparation of the valuation reports were believed to be based on either a property or a seller in distress and, thus, the applicable transaction was executed under a condition of duress. We noted that the pricing of many actual transactions in what was observed to be a less than normal volume of purchases and sales frequently appeared to be lower than the expectations of many, if not most, owners of competitive properties. As a result, in our judgment, for each of our loans not supported by recent bona fide independent third-party purchase offers, we concluded that the values at the high end of the range were more representative of fair values than any other point in the range;

•
We concluded that the third-party valuation specialist’s reported value ranges, and the underlying concepts of the ranges themselves, did not reflect the improving market conditions as of December 31, 2009, but because of the lag in the time frame for gathering and processing information, were more representative of early fourth-quarter 2009, if not before. We obtained observable and unobservable evidence (such as published residential pricing indices and other real estate market publications, discussions with real estate brokers with applicable market expertise in local markets, discussions with third-party consultants and direct market participants with relevant real estate experience) as of December 31, 2009 that indicated that fair values had “bottomed out”, and there was an indication that the home pricing trends were moving upward. Based on our experience, buyers will select parcels that offer the most competitive advantage and the highest and best use of their capital in order to complete their project and maximize their returns.

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
September 30, 2010
(Unaudited)
(In thousands except unit and share data)

NOTE 4 – MORTGAGE LOANS, LOAN PARTICIPATIONS AND LOAN SALES – (continued)

September 30, 2010 Selection of Single Best Estimate

In determining the single best estimate of value for the September 30, 2010 valuation analysis, in our judgment, the updated market participant information and other economic data points provided less certainty than the market participant data that was available at December 31, 2009.

In conducting the June 30, 2010 valuations, and re-confirmed through their updates as of September 30, 2010, the third-party valuation specialist’s data and the research performed were influenced by transactions which appeared to reflect on-going pricing executed under conditions of duress and economic uncertainty.  Nevertheless, the pricing in such transactions does not appear to be improving in the short-term and therefore such pricing is reflective of current market values by market participants.  The updated information and our analysis of the collateral, indicated an on-going deterioration in market conditions and corresponding decrease in real estate values, contrary to such indications provided at December 31, 2009. Such indicators were reflected in the third-party valuation reports obtained, several of which resulted in significantly decreased values from the December 31, 2009 range of values provided. For the 43 loans subject to current valuation, the primary collateral supporting 16 notes increased in value since the December 31, 2009 valuation, while 18 decreased in value and 9 remained unchanged.  However, based on the midpoint of the valuation ranges, the average valuation increase for the 16 loans was $819 while the average decrease in valuation on the 18 loans was $1,264.

A summary of selected real estate and general economy-related published market participant observations which influenced management’s current assessment of market status and trends follows:

•
According to a Bloomberg news article in September 2010, US home builders’ confidence fell to 13 in August 2010 and remained there in September 2010, the lowest level since March 2009. An index level of 50 indicates that home builders view sales conditions as equally good as poor.

•
According to a Press TV news article in September 2010, the decline in builders’ confidence is due to consumer reluctance, as unemployment hovers near the 10-percent mark and the housing market remains glutted with the large number of foreclosed properties for sale.

•
According to an October 2010 Reuters news article, the International Monetary Fund (IMF) states that the US economy will have sluggish growth this year and in 2011 due to weak consumer spending rates and soaring debt. The IMF World Economic Outlook report stated that the growth rate in the American economy has slowed from 3.7% in the first quarter of the year to 1.7%, adding that the US economy will face a weak recovery in the coming months.

•
The Reuters article also stated that the slower-than-predicted US economic growth dims any hopes for bringing down the very high unemployment rate anytime soon as well as causing a reduction in household wealth due to falling home prices.

According to the press release regarding the Federal Reserve’s September 2010 meeting, the pace of recovery in output and employment has slowed in recent months.  Household spending remains constrained by high employment, modest income growth, lower housing wealth and tight credit.  Additionally, investment in nonresidential structures continues to be weak and housing starts are on a depressed level as well as bank lending has continued to contract. The above observable inputs combined with others and management’s specific knowledge related to marketing activity surrounding the loan’s collateral have resulted in the movement of collateral valuation expectations to the lower end of the determinable range. As a result, in our judgment, for each of our loans not supported by recent bona fide independent third-party purchase offers or those assets which were supported by specific circumstances in using either the high or low end value, management concluded that the values slightly above the low end of the range (i.e., 25% of the valuation spread over the low end value) were more representative of fair values than any other point in the range. In management’s judgment, this point in the value range was deemed to be the best estimate of fair value, less costs to sell, for purposes of determining impairment losses as of September 30, 2010.

IMH FINANCIAL CORPORATION
 (formerly known as IMH Secured Loan Fund, LLC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)
(In thousands except unit and share data)

NOTE 4 – MORTGAGE LOANS, LOAN PARTICIPATIONS AND LOAN SALES – (continued)

As such, for the valuation ranges on the 43 loans obtained as of September 30, 2010 supporting loan collateral values, we used the high end of the third-party valuation range for one asset and the mid-point value for another asset in determining impairment losses based on the quality of the collateral and financial strength of the related borrowers. We utilized the low end value for 15 assets whose geographic location, entitlement status, and long-term development plan made such assets, in management’s opinion, less desirable and marketable to market participants. Due to the uncertainty in market conditions noted above, we selected a point midway between the low end value and mid-range value for 24 of the loans. For the remaining 2 loans, our estimate of fair values were based on independent third-party market participant purchase offers on those specific assets, some of which were in the range of fair value indicated in the third-party valuation reports and others which were in excess of such amounts, including some offers which were two to three times higher than the valuation report ranges. In the aggregate, management’s estimate of fair value based on these bona fide offers exceeded the high end of the valuation range by approximately $1,575.

Based on the results of our evaluation and analysis, we recorded a provision for credit losses of $34,380 for the nine months ended September 30, 2010, of which $27,550 were recorded during the quarter ended June 30, 2010 and $6,830 was recorded during the quarter ended September 30, 2010. We recorded a provision for credit losses of $82,000 for the nine months ended September 30, 2009, which was adjusted downward by $2,701 in the fourth quarter of 2009.  During the nine months ended September 30, 2010, we also recorded impairment charges of $13,221, relating to the further write-down of certain real estate acquired through foreclosure during the period. The impairment charge for assets acquired through foreclosure relates to the impairment of REO assets deemed to be other than temporary. The provision for credit losses and impairment charges are reflective of the continued deterioration of the real estate markets and the sustained decline in pricing of residential real estate in recent months combined with the continuing downturn in the commercial real estate markets.

As of September 30, 2010, the valuation allowance totaled $334,881 (all of which related to mortgage loans held for sale), representing 68.2% of the total loan principal balances. With the existing valuation allowance recorded as of June 30, 2010, we believe that as of that date, the fair value of the underlying collateral of our loans is adequate in relation to the net carrying value of loan principal and accrued interest and that no additional valuation allowance is considered necessary.

While the above results reflect management’s assessment of fair value as of December 31, 2009 and September 30,  2010 based on currently available data, we will continue to evaluate our loans in the remaining quarter of 2010 and beyond to determine the adequacy and appropriateness of the valuation allowance and to update our loan-to-value ratios. Depending on market conditions, such updates may yield materially different values and potentially increase or decrease the valuation allowance.

IMH FINANCIAL CORPORATION
 (formerly known as IMH Secured Loan Fund, LLC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)
(In thousands except unit and share data)

NOTE 4 – MORTGAGE LOANS, LOAN PARTICIPATIONS AND LOAN SALES – (continued)

A roll-forward of the valuation allowance as of September 30, 2010 is as follows:

September 30,
2010
Balance at beginning of period	$330,428
Provision for credit losses	34,380
Net charge offs	(29,927)
Balance at end of period	$334,881

The balance reflected in net charge offs pertains to the portion of the carrying value charged off to the allowance for credit loss or valuation allowance when transferred to real estate acquired through foreclosure on our consolidated balance sheets.

Loan charge offs generally occur under one of two scenarios, including (i) the foreclosure of a loan and transfer of the related collateral to REO status, or (ii) we elect to accept a loan payoff at less than the contractual amount due. Under either scenario, the loan charge off is generally recorded through the allowance for credit loss or valuation allowance.

A loan charged off is recorded as a charge to the valuation allowance at the time of foreclosure in connection with the recording of the transfer of the underlying collateral to REO status. The amount of the loan charge off is equal to the difference between the contractual amounts due under the loan and the fair value of the collateral acquired through foreclosure, net of selling costs. Generally, the loan charge off amount is equal to the loan’s allowance for credit loss or valuation allowance. At the time of foreclosure, the contractual value less the related allowance for credit loss or valuation allowance is compared with the estimated fair value, less costs to sell, on the foreclosure date and the difference, if any, is included in the provision for credit losses (recovery) in the statement of operations. The allowance for credit loss or valuation allowance is netted against the gross carrying value of the loan, and the net balance is recorded as the new basis in the REO assets. Once in a REO status, the asset is evaluated for impairment based on accounting criteria for long-lived assets.

Valuation Categories

Except for mortgage loans which are measured at fair value on a non-recurring basis for purposes of determining valuation with respect to our valuation allowance, none of our other assets or liabilities is measured at fair value on a recurring or non-recurring basis. The following table presents the categories for which net mortgage loans are measured at fair value based upon the lowest level of significant input to the valuations as of December 31, 2009 and September 30, 2010, respectively:

IMH FINANCIAL CORPORATION
 (formerly known as IMH Secured Loan Fund, LLC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)
(In thousands except unit and share data)

NOTE 4 – MORTGAGE LOANS, LOAN PARTICIPATIONS AND LOAN SALES – (continued)

	December 31, 2009			September 30, 2010
	Significant			Significant
	Other	Significant		Other	Significant
	Observable	Unobservable		Observable	Unobservable
	Inputs	Inputs		Inputs	Inputs
Description:	(Level 2)	(Level 3)	Total	(Level 2)	(Level 3)	Total
Net Mortgage Loans:
Pre-entitled Land:
Held for Investment	$-	$4,211	$4,211	$-	$1,931	$1,931
Processing Entitlements	1,028	49,838	50,866	$986	28,053	29,039
	1,028	54,049	55,077	986	29,984	30,970
Entitled Land:
Held for Investment	7,693	13,499	21,192	155	3,725	3,880
Infrastructure under Construction	459	29,939	30,398	-	29,706	29,706
Improved and Held for Vertical Construction	2,519	16,012	18,531	476	17,060	17,536
	10,671	59,450	70,121	631	50,491	51,122
Construction & Existing Structures:
New Structure - Construction in-process	3,860	12,359	16,219	-	10,528	10,528
Existing Structure Held for Investment	-	16,570	16,570	-	5,878	5,878
Existing Structure - Improvements	-	56,033	56,033	-	57,503	57,503
	3,860	84,963	88,822	-	73,909	73,909
Total	$15,559	$198,461	$214,020	$1,617	$154,384	$156,001

Note: There are no mortgage loans that were measured at fair value using Level 1 inputs. Additionally, except for the offers received on specific properties from third parties which we use to determine fair value, which are considered a Level 2 valuation, all other valuations are deemed to be Level 3.

The table presented below summarizes the change in balance sheet carrying values associated with the mortgage loans measured using significant unobservable inputs (Level 3) during the nine months ended September 30, 2010:

Mortgage
Loans, net

Balances, December 31, 2009	$198,461

Mortgage Loan Fundings	12,148
Mortgage Loan Repayments	(7,553)
Transfers to REO	(51,001)
Mortgage Repayment on whole loan sold
Transfers into (out of) level 3	4,856
Included in earnings:
Provision for credit losses	(2,527)

Balances, September 30, 2010	$154,384

Loan Classifications

We classify loans into categories for purposes of identifying and managing loan concentrations. As of December 31, 2009 and September 30, 2010, respectively, loan principal balances by concentration category follows:

IMH FINANCIAL CORPORATION
 (formerly known as IMH Secured Loan Fund, LLC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)
(In thousands except unit and share data)

NOTE 4 – MORTGAGE LOANS, LOAN PARTICIPATIONS AND LOAN SALES – (continued)

	December 31, 2009			September 30, 2010
	Amount	%	#	Amount	%	#
Pre-entitled Land:
Held for Investment	$13,834	2.5%	3	$18,303	3.7%	3
Processing Entitlements	185,608	34.1%	8	180,423	36.7%	7
	199,442	36.6%	11	198,726	40.4%	10
Entitled Land:
Held for Investment	101,942	18.8%	14	73,082	14.9%	11
Infrastructure under Construction	69,839	12.8%	5	57,062	11.6%	3
Improved and Held for Vertical Construction	47,227	8.7%	4	35,918	7.3%	2
	219,008	40.3%	23	166,062	33.8%	16
Construction & Existing Structures:
New Structure - Construction in-process	46,325	8.5%	16	51,801	10.6%	11
Existing Structure Held for Investment	23,640	4.3%	4	12,584	2.6%	4
Existing Structure - Improvements	56,033	10.3%	1	61,709	12.6%	2
	125,998	23.1%	21	126,094	25.8%	17
Total	544,448	100.0%	55	490,882	100.0%	43
Less: Allowance for Credit Loss / Valuation Allowance	(330,428)			(334,881)
Net Carrying Value	$214,020			$156,001

We classify loans into categories based on the underlying collateral’s projected end-use for purposes of identifying and managing loan concentrations and associated risks. As of December 31, 2009 and September 30, 2010, respectively, outstanding principal loan balances by expected end-use of the underlying collateral, were as follows:

	December 31, 2009			September 30, 2010
	Amount	%	#	Amount	%	#

Residential	$273,666	50.2%	35	$264,632	53.9%	32
Mixed Use	177,308	32.6%	7	155,012	31.6%	4
Commercial	92,404	17.0%	12	70,168	14.3%	6
Industrial	1,070	0.2%	1	1,070	0.2%	1
Total	544,448	100.0%	55	490,882	100.0%	43
Less: Allowance for Credit Loss / Valuation Allowance	(330,428)			(334,881)
Net Carrying Value	$214,020			$156,001

We estimate that, as of September 30, 2010, approximately 60% of the allowance for credit loss is attributable to residential-related projects, 39% to mixed use projects and the balance to commercial and industrial projects. At December 31, 2009, approximately 58% of the allowance for credit loss was attributable to residential-related projects, 40% to mixed use projects and the balance to commercial and industrial projects.

Geographic Diversification

Our mortgage loans consist of loans where the primary collateral is located in various states. As of December 31, 2009 and September 30, 2010, respectively, the geographical concentration of our principal loan balances by state, were as follows:

IMH FINANCIAL CORPORATION
 (formerly known as IMH Secured Loan Fund, LLC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)
(In thousands except unit and share data)

NOTE 4 – MORTGAGE LOANS, LOAN PARTICIPATIONS AND LOAN SALES – (continued)

	December 31, 2009					September 30, 2010
	Oustanding	Allowance for	Net Carrying			Oustanding	Valuation	Net Carrying
	Principal	Credit Loss	Amount	Percent	#	Principal	Allowance	Amount	Percent	#
Arizona	$281,492	$(162,639)	$118,853	55.5%	26	$251,287	$(153,288)	$97,999	62.8%	19
California	181,390	(120,829)	60,561	28.3%	20	177,053	(136,431)	40,622	26.0%	19
New Mexico	5,241	(1,094)	4,147	1.9%	2	5,260	(1,985)	3,275	2.1%	2
Texas	11,102	(4,272)	6,830	3.2%	3	-	-	-	0.0%	0
Idaho	49,594	(38,981)	10,613	5.0%	2	49,637	(43,177)	6,460	4.2%	2
Nevada	7,984	(2,613)	5,371	2.5%	1	-	-	-	0.0%	0
Utah	7,645	-	7,645	3.6%	1	7,645	-	7,645	4.9%	1
Total	$544,448	$(330,428)	$214,020	100.0%	55	$490,882	$(334,881)	$156,001	100.0%	43

Borrower and Borrower Group Concentrations

Our investment policy provides that no single loan should exceed 10% of the total of all outstanding loans and that aggregate loans outstanding to one borrower or borrower group should not exceed 20% of the total of all outstanding loans. Following the origination of a loan, however, a single loan or the aggregate loans outstanding to a borrower or borrower group may exceed those thresholds as a result of changes in the size and composition of our overall portfolio.

As of December 31, 2009 and September 30, 2010, there was one borrower whose outstanding principal totaled $69,126 which was approximately 12.7% and 14.1%, respectively, of our total mortgage loan principal balance outstanding and is classified as pre-entitled land – processing entitlements. In addition, there was one borrowing group whose aggregate outstanding principal aggregated $99,423, representing approximately 18.0% and 20.3%, respectively, of our total mortgage loan principal balance outstanding, which consisted of a $57,503 loan classified as construction and existing structures – improvements and a $41,920 loan classified as entitled land – infrastructure under construction. Finally, there was an additional borrowing group whose outstanding principal aggregated $54,956, representing 10.1% and 11.2%, respectively, of our total mortgage loan principal balance outstanding, which consisted of nine loans classified as pre-entitled or entitled land. Each of these loans was in non-accrual status as of December 31, 2009 and September 30, 2010 due to the shortfall in the combined current fair value of the underlying collateral for such loans, and we recognized no mortgage interest income for these loans during the nine months ended September 30, 2010. However, three other loans from one borrower group, one of which has been paid off and the other two have principal balances totaling $1,173 at September 30, 2010, accounted for approximately 30.0% of total mortgage loan income during the nine months ended September 30, 2010. Additionally, three other loans with outstanding principal balances of $13,468 at September 30, 2010, accounted for approximately 49.2% of the total mortgage income during the nine months ended September 30, 2010.  During the year ended December 31, 2009, one loan accounted for 12.0% of total mortgage loan income. This loan was foreclosed upon in July 2009.

Mortgage Loans Held for Sale

At December 31, 2009, we reflected three loans with carrying values totaling $3,207, net of allowance for credit loss of $2,368, as held for sale. The sale of the loans occurred during the nine months ended September 30, 2010 at their approximate carrying values.  As of September 30, 2010, the entire loan portfolio is reflected as held for sale in the accompanying consolidated balance sheets.

IMH FINANCIAL CORPORATION
 (formerly known as IMH Secured Loan Fund, LLC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)
(In thousands except unit and share data)

NOTE 5 – REAL ESTATE HELD FOR DEVELOPMENT OR SALE

Real estate owned assets consists of the following at December 31, 2009 and September 30, 2010, respectively,

	December 31, 2009				September 30, 2010
	Held For Development		Held for Sale		Held For Development		Held for Sale
	# of	Aggregate Net	# of	Aggregate Net	# of	Aggregate Net	# of	Aggregate Net
State	Projects	Carrying Value	Projects	Carrying Value	Projects	Carrying Value	Projects	Carrying Value
California	3	$9,644	-	$-	1	$4,810	2	$1,661
Texas	3	39,326	-	-	2	28,557	4	11,832
Arizona	6	31,485	4	12,082	7	26,178	15	18,136
Minnesota	1	11,694	-	-	2	11,713	-	-
Nevada	-	-	-	-	-	-	1	6,419
Total	13	$92,149	4	$12,082	12	$71,258	22	$38,048

REO assets are reported as either held for development or held for sale, depending on whether we plan to develop such assets prior to selling them or instead sell them immediately. At December 31, 2009, we held total REO assets of $104,231, of which $92,149 was held for development and $12,082 was held for sale. During 2009, we sold various individual residential units held in our real estate portfolio for approximately $1,083 which approximated the carrying value of such assets. At September 30, 2010, we held total REO assets of $109,306 of which $71,258 was held for development and $38,048 was held for sale. During the nine months ended September 30, 2010, we foreclosed on ten loans and took title to the underlying collateral with net carrying values totaling $25,379 as of September 30, 2010. We also acquired an additional lot held for sale in connection with the acquisition of the Manager with a fair value of $39.

Costs related to the development or improvements of the REO assets are generally capitalized and costs relating to holding the assets are generally charged to expense. Cash outlays for capitalized development costs totaled $2,356 and $694 during the nine months ended September 30, 2009 and 2010, respectively. In addition, costs and expenses related to operating, holding and maintaining such properties, which were expensed and included in operating expenses for real estate owned assets in the accompanying consolidated statement of operations, totaled approximately $2,534 and $4,072 for the nine months ended September 30, 2009 and 2010, respectively, and $1,194 and $1,523 for the three months ended September 30, 2009 and 2010, respectively. During the nine months ended September 30, 2010, we sold certain REO assets for $6,810 resulting in a net loss on disposal of real estate of $1,204 (offset by a gain of $92 on the sale of a whole loan). The nature and extent of future costs for such properties depends on the level of development undertaken, the number of additional foreclosures and other factors. While our assets are generally available for sale, we continue to evaluate various alternatives for the ultimate disposition of these investments, including partial or complete development of the properties prior to sale or disposal of the properties on an as-is basis. As of September 30, 2010, approximately 41% of our REO assets were originally projected for development of residential real estate, 21% was scheduled for mixed used real estate development and 38% was planned for commercial use. We are currently evaluating our use and disposition options with respect to these projects. The real estate held for sale consists of improved residential lots, completed residential units and medical facilities located in Arizona and Texas.

IMH FINANCIAL CORPORATION
 (formerly known as IMH Secured Loan Fund, LLC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)
(In thousands except unit and share data)

NOTE 5 – REAL ESTATE HELD FOR DEVELOPMENT OR SALE – (continued)

Real Estate Owned Asset Valuation

Valuation of REO assets is based on our intent and ability to execute our disposition plan for each asset and the proceeds to be derived from such disposition, net of selling costs, in relation to the carrying value of such assets. REO assets that are classified as held for sale are measured at the lower of carrying amount or fair value, less cost to sell. REO assets that are classified as held for development are considered “held and used” and are evaluated for impairment when, based on various criteria set forth in applicable accounting guidance, circumstances indicate that the carrying amount exceeds the sum of the undiscounted net cash flows expected to result from the development and eventual disposition of the asset.  If an asset is considered impaired, an impairment loss is recognized for the difference between the asset’s carrying amount and its fair value, less cost to sell.  See Note 5 of our audited financial statements in our previously filed Annual Report on Form 10-K/A for the year ended December 31, 2009 for a detailed description of the summary of the procedures performed and assumptions utilized in connection with our impairment analysis of real estate owned assets as of and for the year ended December 31, 2009.  If we elect to change the disposition strategy for our real estate held for development, and such assets were deemed to be held for sale, we would likely record additional impairment charges, and the amounts could be significant. During the year ended December 31, 2009, we recorded impairment charges of $8,000 relating to the impairment in value of REO assets, deemed to be other than temporary impairment. The results of our December 31, 2009 valuation procedures were re-assessed in the first three quarters of 2010 to determine whether any additional impairment was warranted for the nine months ended September 30, 2010. As a result of our analysis, we recorded additional impairment charges totaling $13,221 during the nine months ended September 30, 2010. The impairment charge was primarily a result of a change in management’s disposition strategy for selected REO assets from a development approach to a disposal based on recent values. As of December 31, 2009, 48% of real estate owned assets were valued on an “as is” basis while 52% were valued on an “as developed” basis. As of September 30, 2010, 64% of real estate owned assets were valued on an “as is” basis while 36% were valued on an “as developed” basis.

NOTE 6 – MANAGEMENT FEES AND RELATED PARTY ACTIVITY

Management Fees and Other Amounts Due to the Manager

Prior to the consummation of the Conversion Transactions on June 18, 2010, the Manager was entitled to a 25 basis point annualized fee, payable monthly, for managing the Fund, based on our total mortgage loan principal balance at each month-end, excluding loans in non-accrual status and other non-performing assets.  With the acquisition of the Manager, this arrangement has been terminated as of June 18, 2010.  For the nine months ended September 30, 2009 and 2010, management fees totaled approximately $481 and $109, respectively. Management fees incurred for the three months ended September 30, 2009 and 2010 totaled approximately $62 and $0, respectively. As of December 31, 2009, the Manager was owed $114 for unpaid management fees. There was no management fees payable as of September 30, 2010. In addition, the Manager was entitled to 25% of any amounts recognized in excess of the our principal and note rate interest due in connection with loans held in whole or in part by us.  The Manager earned no such fees in connection with this provision during the nine or three months ended September 30, 2009 or 2010.

In connection with various loan modifications, the Manager agreed to defer the collection of the related loan fees and collect such fees as needed.  Processing and administrative fees included in Payables to Fund Manager on the accompanying consolidated balance sheet totaled $3,191 at December 31, 2009. There was no such amount payable at September 30, 2010.

Advances to Manager

At December 31, 2009, the outstanding balance of advances to the Manager of the Fund totaled $1,367.  Advances to the Manager of the Fund bear interest at 10% per annum and all unpaid accrued interest and principal was due September 30, 2011.  Interest earned on advances to the Manager of the Fund totaled $117 and $39 for the nine months ended September 30, 2009 and 2010, respectively.  Upon acquisition of the Manager, these amounts were eliminated in consolidation.

IMH FINANCIAL CORPORATION
 (formerly known as IMH Secured Loan Fund, LLC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)
(In thousands except unit and share data)

NOTE 6 – MANAGEMENT FEES AND RELATED PARTY ACTIVITY - continued

Loan Origination, Processing and Modification Revenues Earned

Prior to the consummation of the Conversion Transactions, the Manager received all the revenue from loan origination and processing fees (points) and other related fees for loans originated on behalf of the Fund, which were paid by the borrower and are not reflected in the accompanying financial statements. See Note 1 for further discussion. During the nine months ended September 30, 2009 and the period ended June 18, 2010, the Manager earned origination, processing and other related fees of approximately $9,356 and $23, respectively. These amounts include fees earned from the expiration of refundable loan fees previously collected, which were refundable to the borrower in the event of loan payoff by a specified date.  With the acquisition of the Manager, we are now entitled to all such fees. We earned no fees for the period from acquisition to September 30, 2010.

Related Party Investments and Borrowings

At December 31, 2009, the Manager maintained a line of credit with a bank with a total borrowing capacity of $1,608 which expired on May 31, 2010 and was repaid in the second quarter of 2010.  Accordingly, we no longer have access to additional liquidity under this line of credit.  The line of credit bore annual interest at the Prime Rate plus 1.5% (4.75% at September 30, 2010).  The line of credit was collateralized by specific loans held by us and underlying deeds of trust and a guarantee of the Manager’s Chief Executive Officer.  There is no outstanding balance under this arrangement at September 30, 2010.

NOTE 7 – NOTES PAYABLE

We entered into a settlement agreement with respect to certain litigation involving the responsibility and ownership of certain golf club memberships attributable to certain property acquired through foreclosure. Under the terms of the settlement agreement, we agreed to execute two promissory notes for the golf club memberships totaling $5,310. The notes are secured by the security interest on the related lots, are non-interest bearing and mature on December 31, 2012. Due to the non-interest bearing nature of the loans, in accordance with applicable accounting guidance, we imputed interest on the notes at our incremental borrowing rate of 12% per annum and recorded the notes net of the discount of $1,128, or $4,182, as of December 31, 2009. The discount is being amortized to interest expense over the term of the notes and totaled $392 and $135, respectively, for the nine and three months ended September 30, 2010, resulting in an unamortized discount of $736 as of September 30, 2010.  The net principal balance of the notes payable at September 30, 2010 was $4,574.

During the nine months ended September 30, 2010, we secured financing from a bank in the amount of $9,500 for the purpose of funding anticipated development costs for REO assets and working capital needs. The note payable, which has an outstanding balance of $7,500 at September 30, 2010, bears interest at 12% per annum and requires monthly payments of interest only. During the nine months ended September 30, 2010, we incurred interest expense of $802 under this loan. The loan has an initial maturity of March 2011 but may be extended for two additional six-month periods. The loan is secured by one of our REO assets with a carrying value at September 30, 2010 of $22,231 and an assignment of rents and tenant notes receivable of $2,000 derived from the property. We have also provided a guarantee for such debt.

During the nine months ended September 30, 2010, we secured financing from a bank in the amount of $3,600 for the purpose of funding a remaining loan obligation and anticipated development costs for real REO assets. The note payable, which has an outstanding balance of $2,073 as of September 30, 2010, bears interest at 12% per annum, requires monthly payments of interest only, and matures in February 2012. During the nine months ended September 30, 2010, we incurred interest expense of $83 regarding this loan.  The loan is secured by one of our REO assets with a carrying value at September 30, 2010 of $3,380 and a Company loan with a current carrying value of $4,206.

IMH FINANCIAL CORPORATION
 (formerly known as IMH Secured Loan Fund, LLC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)
(In thousands except unit and share data)

NOTE 7 – NOTES PAYABLE - continued

Also during the quarter ended September 30, 2010, we secured a line of credit from a bank in the amount of $3,000 for the primary purpose of funding certain obligations resulting from the Conversion Transactions. The line of credit, which has an outstanding balance of $2,500 as of September 30, 2010, has an interest rate of 4.25% per annum, requires monthly interest payments and had a maturity date of October 5, 2010.  The maturity date under the line of credit was extended to January 5, 2011. During the nine months ended September 30, 2010, we incurred interest expense of $27 regarding this line of credit.

In connection with the acquisition of the Manager, we assumed a note payable with an original balance of $450 that is being paid on a monthly basis over 48 months, commencing June 1, 2009, with interest at 8%.  This note was made in connection with a settlement on a previous lease obligation and has been personally guaranteed by the CEO.  As of September 30, 2010, the remaining obligation on the commitment is $316.

In connection with the acquisition of Holdings, we assumed two notes payable with a total balance of $100.  The notes bear interest at 15% per annum payable monthly and were set to mature December 31, 2013.  The notes were paid in full on July 1, 2010.

NOTE 8 – PROPERTY AND EQUIPMENT

In connection with the acquisition of the Manager, we acquired certain property and equipment, which consisted of the following at September 30, 2010:

September 30,
2010
Furniture and equipment	$1,233
Computer and communications equipment	1,144
Leasehold improvements	644
Automobile and other	60
Total	3,081
Less accumulated depreciation and amortization	(1,489)
Property and equipment, net of accumulated depreciation and amoritzation	$1,592

Depreciation and amortization expense on property and equipment was $149 for the period from acquisition, June 18, 2010 through September 30, 2010.  Additionally, included in real estate held for development are certain assets previously held for sale with carrying values totaling $22,231. Depreciation expense taken for this property totaled $863 for the nine months ended September 30, 2010.  We have elected to retain these assets in our ongoing business operation and re-commenced depreciating these assets during the quarter ended September 30, 2010.

NOTE 9 – LEASE COMMITMENTS

We lease 28,238 square feet of office space in Scottsdale, Arizona.  The lease expires on June 19, 2017. The lease payments include the use of all of the tenant improvements and various computer related equipment. Rent expense was $217 for the period from acquisition, June 18, 2010 through September 30, 2010, and is included in operating expenses in the accompanying consolidated statement of earnings.  We are currently paying 50% of the monthly rental. Rents currently due and payable to the lessor totaled $260 as of September 30, 2010 and are included in accounts payable and accrued expenses in the accompanying consolidated balance sheets.

IMH FINANCIAL CORPORATION
 (formerly known as IMH Secured Loan Fund, LLC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)
(In thousands except unit and share data)

NOTE 9 – LEASE COMMITMENTS - continued

As of September 30, 2010, future minimum lease payments under the lease agreement are as follows:

Years ended	Amount
2010	$444
2011	734
2012	734
2013	741
2014	762
Therefter	1,874
Total	$5,289

NOTE 10 — INCOME TAXES

The consolidated statements of operations for the nine months ended September 30, 2010 reflect income taxes for the period from the recapitalization of the Fund and acquisition of the Manager on June 18, 2010 through September 30, 2010. During the nine months ended September 30, 2010, the current and deferred tax provision for federal and state taxes was zero.

The difference between the provision for income taxes in the consolidated statements of operations and the amounts computed by applying the current federal statutory income tax rate of 35% to income before income taxes is reconciled as follows:

	Amount	%

Computed Tax Benefit at Federal Statutory Rate of 35%	(22,947)	-35.0%

Permanent Differences:
State Taxes, Net of Federal Benefit	(2,333)	-3.6%
Pre C-Corp Loss	17,413	26.6%
Change of Entity Tax Status	(106,779)	(162.9)%
Change in Valuation Allowance	112,476	171.6%
Non-deductible Offering Costs	2,170	3.3%

Provision (Benefit) for Income Taxes	-	0.0%

IMH FINANCIAL CORPORATION
 (formerly known as IMH Secured Loan Fund, LLC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)
(In thousands except unit and share data)

NOTE 10 — INCOME TAXES - continued

The significant components of deferred tax assets and liabilities in the consolidated balance sheet as of September 30, 2010, are as follows (in thousands):

Current Deferred Tax Assets
Allowance for Credit Loss	$94,035
Accrued Interest	3,086
Total Current Deferred Tax Assets Before Valuation Allowance	97,121
Valuation Allowance	(97,121)
Net Current Deferred Tax Assets	-

Non-Current Deferred Tax Assets
Real Estate Owned	7,164
Loss Carryforwards	8,191
Total Non-Current Deferred Tax Assets Before Valuation Allowance	15,355
Valuation Allowance	(15,355)
Net Non-Current Deferred Tax Assets	-

Total Deferred Tax Assets Net of Valuation Allowance	$-

Upon the execution of the Conversion Transactions (recapitalization of the Fund), we are a corporation and subject to Federal and state income tax. Under GAAP, a change in tax status from a non-taxable entity to a taxable entity requires recording deferred taxes as of the date of change in tax status. For tax purposes, the Conversion Transactions were a contribution of assets at historical tax basis for holders of the Fund that are subject to federal income tax and at fair market value for holders that are not subject to federal income tax.

The temporary differences that give rise to deferred tax assets and liabilities upon recapitalization of the Company are primarily related to the allowance for credit losses, valuation allowance for loans held for sale and impairment of REO assets which are recorded on our books but deferred for tax purposes.

We evaluated the deferred tax asset to determine if it was more likely than not that it would be realized and concluded that a valuation allowance was required for the net deferred tax assets.  In making the determination of the amount of valuation allowance, we evaluated both positive and negative evidence including recent historical financial performance, forecasts of future income, tax planning strategies and assessments of the current and future economic and business conditions.

In the event of a change in control, under Internal Revenue Code Section 382, the utilization of our existing net operating loss carryforwards and built in losses may be subject to limitation.

IMH FINANCIAL CORPORATION
 (formerly known as IMH Secured Loan Fund, LLC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)
(In thousands except unit and share data)

NOTE 11 — STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE

Our capital structure consisted of the following at September 30, 2010:

	Conversion Transactions
		Conversion of	Acquisition of	Total Issued and
	Authorized	Fund	Manager	Outstanding
Common Stock
Common Stock	150,208,500
Class B Common Stock:
Class B-1	4,023,400	3,811,342	-	3,811,342
Class B-2	4,023,400	3,811,342	-	3,811,342
Class B-3	8,165,700	7,632,355	88,700	7,721,055
Class B-4	781,644	-	627,579	627,579
Total Class B Common Stock	16,994,144	15,255,039	716,279	15,971,318
Class C Common Stock	15,803,212	838,448	-	838,448
Class D Common Stock	16,994,144	-	-	-
Total Common Stock	200,000,000	16,093,487	716,279	16,809,766

Preferred Stock	100,000,000	-	-	-

Total	300,000,000	16,093,487	716,279	16,809,766

Common Stock - Common Stock represents unrestricted, fully tradable, voting common stock. Upon liquidation, our assets are distributed on a pro rata basis, after payment in full of any liabilities and amounts due to preferred stockholders.

Holders of Class B, C, and D Common Stock generally have the same relative powers and preferences as the common stockholder’s, except for certain transfer restrictions, as follows:

Class B Common Stock - The Class B common stock, which was issued in exchange for membership units of the Fund, the stock of the Manager or membership units of Holdings, is held by a custodian and divided into four separate series of Class B common stock. The Class B-1, B-2 and B-3 common stock are not eligible for conversion into common stock until, and subject to transfer restrictions that lapse upon, predetermined intervals of six, nine or 12 months following the earlier of (1) consummation of an initial public offering or (2) the 90th day following notice given by the Board of Directors not to pursue an initial public offering, in the case of each of the Class B-1, Class B-2 and Class B-3 common stock, respectively. If, at any time after the five-month anniversary of the consummation of an initial public offering, the closing price of IMH Financial Corporation’s common stock price is greater than or equal to 125% of the offering price in an initial public offering for 20 consecutive trading days, all shares of Class B-1, Class B-2 and Class B-3 common stock will be convertible into shares of IMH Financial Corporation common stock that will not be subject to restrictions on transfer under the certificate of incorporation of IMH Financial Corporation. Each share of Class B-4 common stock shall be convertible to one share of Common Stock upon the four-year anniversary of the consummation of the Conversion Transactions. The transfer restrictions will terminate earlier if (1) any time after five months from the first day of trading on a national securities exchange, either the market capitalization (based on the closing price of IMH Financial Corporation common stock) or the book value of IMH Financial Corporation will have exceeded $730,383 (subject to upward adjustment by the amount of any net proceeds from new capital raised in an initial public offering or otherwise, and to downward adjustment by the amount of any dividends or distributions paid on membership units of the Fund or IMH Financial Corporation securities before or after the Conversion Transactions), or (2) after entering into an employment agreement approved by the compensation committee of IMH Financial Corporation, the holder of Class B common stock is terminated without cause, as this term will be defined in their employment agreements as approved by the compensation committee of IMH Financial Corporation. In addition, unless IMH Financial Corporation has both (i) raised an aggregate of at least $50,000 in one or more transactions through the issuance of new equity securities, new indebtedness with a maturity of no less than one year, or any combination thereof, and (ii) completed a listing on a national securities exchange, then, in the event of a liquidation of IMH Financial Corporation, no portion of the proceeds from the liquidation will be payable to the shares of Class B-4 common stock until such proceeds exceed $730,383. All shares of Class B common stock automatically convert into Common Stock upon consummation of a change of control as defined in the certificate of incorporation.

IMH FINANCIAL CORPORATION
 (formerly known as IMH Secured Loan Fund, LLC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)
(In thousands except unit and share data)

NOTE 11 — STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE – (continued)

Class C Common Stock – There is one series of Class C common stock which is also held by the custodian and will either be redeemed for cash or converted into shares of Class B common stock. Following the consummation of an initial public offering, we intend, in our sole discretion, to use up to 30% of the net proceeds from the offering (up to an aggregate of $50,000) to effect a pro rata redemption of Class C common stock (based upon the number of shares of Class C common stock held by each stockholder) at the initial public offering price, less selling commissions and discounts paid or allowed to the underwriters in the initial public offering. It is expected that the amount the electing stockholders of Class C common stock will receive per share will be less than the amount of their original investment in the Fund per unit and less than the current net asset value of the Fund per unit held by such stockholders. Any shares of Class C common stock that are not so redeemed will automatically convert into shares of Class B common stock as follows: 25% of the outstanding shares of Class C common stock will convert into shares of Class B-1 common stock, 25% will convert into shares of Class B-2 common stock and 50% will convert into shares of Class B-3 common stock.

Class D Common Stock – If any holder of Class B common stock submits a notice of conversion to the custodian, but represents to the custodian that the holder has not complied with the applicable transfer restrictions, all shares of Class B common stock held by the holder will be automatically converted into Class D common stock and will not be entitled to the Special Dividend and will not be convertible into common stock until the 12-month anniversary of an IPO and, then, only if the holder submits a representation to the custodian that the applicable holder has complied with the applicable transfer restrictions in the 90 days prior to such representation and is not currently in violation.  If any shares of Class B common stock owned by a particular holder are automatically converted into shares of Class D common stock, as discussed above, then each share of Class C common stock owned by the holder will convert into one share of Class D common stock.

Preferred Stock –  To the fullest extent permitted under Delaware law, our board of directors is authorized by resolution to divide and issue shares of preferred stock in series and to fix the voting powers and any designations, preferences, and relative, participating, optional or other special rights of any series of preferred stock and any qualifications, limitations or restrictions of the series as are stated and expressed in the resolution or resolutions providing for the issue of the stock adopted by the board of directors.

Subject to prevailing market conditions and regulatory approvals, we intend to conduct an IPO of our Common Stock and we contemplate that the shares of the Common Stock of IMH Financial Corporation will become publicly traded on the NYSE. We do not plan to list the shares of the Class B, Class C or Class D common stock on any securities exchange or include the shares of Class B, Class C or Class D common stock in any automated quotation system, and no trading market for the shares of such classes of common stock is expected to develop.

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
September 30, 2010
(Unaudited)
(In thousands except unit and share data)

NOTE 11 — STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE – (continued)

In addition, the Conversion Transactions included the acquisition by IMH Financial Corporation of all of the outstanding equity interests in the Manager and Holdings (including shares issuable to participant’s in the Manager’s stock appreciation rights plan), in exchange for an aggregate of 895,750 shares of Class B-3 and B-4 common stock in IMH Financial Corporation, thereby making the Manager and Holdings wholly-owned subsidiaries of IMH Financial Corporation. This includes 781,643 shares issuable to Shane Albers and William Meris in exchange for their equity interests in the Manager and Holdings of a separate series of Class B shares called Class B-4 common stock which is subject to transfer restrictions for a four-year period following the consummation of the Conversion Transactions, subject to release in certain circumstances. Moreover, holders of stock appreciation right units in the Manager had their stock appreciation right units cancelled in exchange for a portion of the 895,750 Class B shares being issued to or on behalf of the stockholders of the Manager and the members of Holdings in the Conversion Transactions. The number of Class B shares otherwise issuable to stock appreciation right recipients was reduced in lieu of payment by each stock appreciation right recipient of applicable cash withholding tax. The aggregate number of shares issuable to the owners of the Manager and Holdings was reduced by one share for each $20 of the net loss incurred by the Manager and Holdings through the closing date of June 18, 2010.  Based on a net loss of $3,531, the shares issued to the owners of the Manager and Holdings were reduced, on a pro rata basis by 176,554 shares. After the reduction for net loss, shares of Class B-4 common stock issued to the owners of the Manager and Holdings were 627,579.

Earnings per share

Earnings per share (EPS) is computed in accordance with applicable accounting guidance.  Shares of Common Stock, Class B Common Stock, Class C Common Stock and Class D Common Stock share proportionately in our earnings and losses. Earnings (loss) per share are calculated utilizing net earnings (loss) divided by the weighted average number of shares of Common Stock, Class B Common Stock, Class C Common Stock and Class D Common Stock outstanding. Pro forma weighted average common shares for the three and nine months ended September 30, 2010 were computed by multiplying the actual weighted average member units outstanding for the respective period by the conversion factor.

	Nine months ended September 30,		Three months ended September 30,
	2009	2010	2009	2010
Net Loss	$(75,174)	$(65,564)	$(89,391)	$(20,518)

Weighted Average Units Outstanding (rounded)	73,038	73,038	73,038	73,038
Conversion Factor	220.3419	220.3419	220.3419	220.3419

Proforma Weighted Average Common Shares Outstanding	16,093,487	16,093,487	16,093,487	16,093,487
Add: Weighted Average Common Shares for purchase of Manager	-	272,868	-	716,279

Proforma Weighted Average Common Shares Outstanding	16,093,487	16,366,355	16,093,487	16,809,766

Proforma Net Loss per Share	$(4.67)	$(4.01)	$(5.55)	$(1.22)

IMH FINANCIAL CORPORATION
 (formerly known as IMH Secured Loan Fund, LLC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)
(In thousands except unit and share data)

NOTE 12 – COMMITMENTS AND CONTINGENCIES

In connection with the acquisition of the Manager, we are subject to a contingent liability which exists with respect to potential payment of previously earned commissions to certain broker-dealers.  Member units of the Fund were offered through certain employees of the Manager and through a network of licensed broker-dealers and their respective registered representatives. Any sales commissions or other forms of remuneration paid to broker-dealers or their respective registered representatives in connection with the sale of units were paid by the Manager. Generally, broker-dealer selling agreements provide for a 2% selling commission and a 25 to 50 basis point trailing commission, which is an annual commission paid on the balance of units sold by a broker-dealer or its registered representatives that are outstanding at each anniversary of the initial issuance of the units. Such costs were expensed as period costs in the Manager’s statement of operations.  While new member investments in the Fund were suspended in October 2008, the trail commission payable to brokers for Fund member capital that remained in the Fund was to continue until the Fund was terminated.  Effective August 1, 2009, the agreement with most broker-dealers was amended such that the broker-dealers agreed to forgo the “trail” commission and would receive in its place 50% of the amount paid to the Manager for the Manager’s 25% share of any Fund late fees, penalties and any net proceeds from the sale of a foreclosed asset, after payment to the Fund of its original principal and accrued interest due in connection with the loan associated with the foreclosed asset. It is uncertain what, if any, obligations we have under these agreements.  Due to the significant devaluation of such assets, the likelihood of any liability is generally considered remote.  Nevertheless, during the quarter ended September 30, 2010, we realized a gain in the amount of $183 from the payoff of a certain loan during the period, of which 25%, or $46, would have been allocable to the Manager.  Based on this, we accrued a liability to the broker-dealers under this arrangement of $23 during the nine months ended September 30, 2010.  While we believe that the likelihood of further liability is generally considered remote, such amounts may be due in the future.

Undisbursed loans-in-process and interest reserves reflected on the accompanying consolidated balance sheets generally represent the unaccompanied portion of construction loans pending completion of additional construction, and interest reserves for all or part of the loans’ terms. As of December 31, 2009 and September 30, 2010, undisbursed loans-in-process and interest reserves balances were as follows:

	December 31, 2009			September 30, 2010
	Loans Held	Loans Held		Loans Held	Loans Held
	to Maturity	for Sale	Total	to Maturity	for Sale	Total
Undispersed Loans-in-process per
Note Agreement	$63,001	$-	$63,001	$-	$59,570	$59,570
Less: amounts not to be funded	(47,026)	-	(47,026)	-	(44,544)	(44,544)
Undispersed Loans-in-process per
Financial Statements	$15,975	$-	$15,975	$-	$15,026	$15,026

A breakdown of loans-in-process expected to be funded is presented below:

	December 31,	September 30,
Loans-in-Process Allocation:	2009	2010
Construction/Operations Commitments	$3,731	$2,921
Unfunded Interest Reserves	7,524	6,157
Deferred Loan Fees due to Manager	2,360	-
Reserve for Protective Advances	654	4,244
Taxes and Other	1,706	1,704
Total Loan-in-Process	$15,975	$15,026

IMH FINANCIAL CORPORATION
(formerly known as IMH Secured Loan Fund, LLC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)
(In thousands except unit and share data)

NOTE 12 – COMMITMENTS AND CONTINGENCIES – (continued)

While the contractual amount of unfunded loans-in-process and interest reserves totaled $63,001 and $59,570 at December 31, 2009 and September 30, 2010, respectively, we estimate that we will fund approximately $15,026 subsequent to September 30, 2010. Of the $15,026 expected to be funded, $6,157 relates to unfunded interest reserves on a loan restructured in December 2009 (which is a non-cash commitment), $2,921 relates to anticipated borrower construction or operating costs, $1,704 relates to tax related reserves and $4,244 relates to reserves for protective advances not required under the terms of the loan agreement but that we expect to fund to protect our interest in the asset. The difference of $44,544, which is not expected to be funded, relates to loans that are in default, loans that have been modified to lower the funding amount and loans whose funding is contingent on various project milestones, many of which have not been met to date and are not expected to be met given current economic conditions. Accordingly, these amounts are not reflected as funding obligations in the accompanying consolidated balance sheets. With available cash and cash equivalents of $4,580 at September 30, 2010, scheduled loan payoffs, the suspension of member redemptions, the suspension of new loan request funding, debt financing secured for the Company, and other available sources of liquidity, including potential loan participations, loan sales or sales of REO assets, we expect to meet our obligation to fund these undisbursed amounts in the normal course of business. See Note 1 for discussion of our liquidity.

At December 31, 2009, of our 55 borrowers, one of our borrowers had established unfunded interest reserves, no borrowers had funded interest reserves, and one borrower prepaid interest on the related note through the conveyance of certain real estate and the remaining 53 of our borrowers were obligated to pay interest from their own alternative sources. At September 30, 2010, of our 43 borrowers, two of our borrowers had established unfunded interest reserves, two borrowers had funded interest reserves available, and 39 of our borrowers were obligated to pay interest from their own alternative sources. As noted in the table above, we had $6,157 of remaining interest reserves on two loans totaling $32,227 at September 30, 2010.

During the nine months ended September 30, 2009 and 2010, mortgage loan interest satisfied by the use of unfunded interest reserves were $5,167 (25.5%) and $11 (1.0%) of total mortgage loan interest income for the periods, respectively.   During the three months ended September 30, 2009 and 2010, mortgage loan interest satisfied by the use of unfunded interest reserves were $693 (25.7%) and $0 (0.0%) of total mortgage loan interest income for the periods, respectively.

During the nine months ended September 30, 2009 and 2010, mortgage loan interest satisfied by the use of funded interest reserves were $7,922 (39.1%) and $0 (0.0%) of total mortgage loan interest income for the periods, respectively.   During the three months ended September 30, 2009 and 2010, mortgage loan interest satisfied by the use of funded interest reserves were $776 (28.8%) and $0 (0.0%) of total mortgage loan interest income for the periods, respectively.

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

Following the suspension of certain Fund activities, including the suspension of member redemptions, certain of the members of the Fund requested that their redemption requests be honored due to financial hardships or other reasons. In each instance, we have responded that we will not grant those requests and we are treating all members uniformly. While we have not been served with any lawsuits from members, certain members have filed grievances with the SEC and other regulatory agencies related to our administration of the Fund (including our suspension of redemptions), and these members’ disapproval of the Conversion Transactions.

IMH FINANCIAL CORPORATION
(formerly known as IMH Secured Loan Fund, LLC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)
(In thousands except unit and share data)

NOTE 12 – COMMITMENTS AND CONTINGENCIES – (continued)

After we filed the initial Registration Statement on Form S-4 with the SEC on December 30, 2009, or the Form S-4, various disputes have arisen relating to the consent solicitation/prospectus and the proposed transactions contained therein. Three proposed class action lawsuits were filed in the Delaware Court of Chancery (May 26, 2010, June 14, 2010 and June 17, 2010) against us and our affiliated named individuals and entities. The May 26 and June 14, 2010 lawsuits contain similar allegations, claiming that fiduciary duties owed to Fund members and to the Fund were breached because the Conversion Transactions were unfair to Fund members, constitute self-dealing and because the Form S-4 and/or information provided about the Form S-4 or Conversion Transactions are false and misleading. The June 17, 2010 lawsuit asserts that the Conversion Transactions constitute a “roll up” transaction under the Fund’s operating agreement, and seeks damages for breach of the operating agreement. We and our affiliated named individuals and entities dispute these claims and will defend vigorously against these actions.

An action was filed on June 14, 2010 by Fund members Ronald Tucek and Cliff Ratliff, as well as LGM Capital Partners, LLC (also known as The Committee to Protect IMH Secured Loan Fund, LLC) in the Delaware Court of Chancery against us and affiliated named individuals and entities. The June 14, 2010 lawsuit claims that fiduciary duties and the duty of disclosure owed to Fund members and to the Fund were breached because the Conversion Transactions were unfair to Fund members, constitute self-dealing and because the Form S-4 and/or information provided about the Form S-4 or Conversion Transactions are false and misleading. Plaintiffs sought to enjoin the Conversion Transactions, have an independent advisor appointed on behalf of Fund members, remove the Manager and obtain access to contact information for Fund members and certain broker-dealers. We and our affiliated named individuals and entities dispute these claims and will defend vigorously against this action.

In July 2010, the parties in the four actions mentioned above filed various motions and/or briefs seeking competing forms of consolidation and/or coordination of the four actions.  During a hearing on these motions on October 14, 2010, the parties in the respective actions agreed to consolidate the four actions for all purposes, subject to certain provisions with “respect to the unique individual count brought” by the Tucek plaintiffs.  On October 25, 2010, the Delaware Court of Chancery granted the respective parties’ proposed “Order of Consolidation and Appointment of Co-lead Plaintiffs: Counsel and Co-Liaison Counsel,” which, among other things, consolidated the four actions, ordered that a consolidated Amended complaint shall be filed within 45 days of October 25, 2010, followed by consolidated discovery, and designated the plaintiffs’ counsel from the May 25, 2010 and June 17, 2010 lawsuits as co-lead counsel.  The consolidated action is in its early stage and it is not possible to estimate at this time the range of exposure, if any, the consolidated action presents.

A lawsuit was filed in the Superior Court of California, County of Santa Barbara and served on June 1, 2010 by a purported Fund member, Barney Weinman, against the Manager and individuals and entities associated with a broker-dealer that placed Weinman with the Fund. This action alleges that the broker-dealer who placed Weinman in the Fund did so in breach of his fiduciary duties to Weinman, and also alleges that the Manager knew that the Fund’s business was declining and that redemptions would be frozen, but failed to disclose that to Weinman. The action seeks returns of his investment and damages. We dispute these claims and will defend vigorously against this action.  A trial date has been set for June 22, 2011.

On June 8, 2010, we received notice the SEC that we were the subject of a SEC investigation and received from the SEC requests for documents.  Our present intention is to work cooperatively with the SEC in its investigation. The resolution of the SEC investigation is not determinable at this time.  We have completed our production of documents to the SEC.

IMH FINANCIAL CORPORATION
(formerly known as IMH Secured Loan Fund, LLC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)
(In thousands except unit and share data)

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

We are subject to oversight by various state and federal regulatory authorities, including, but not limited to, the Arizona Corporation Commission, or ACC, the Arizona Department of Revenue, the Arizona Department of Financial Institutions (Banking), the SEC and the Internal Revenue Service, or IRS. Our income tax returns have not been examined by taxing authorities and all statutorily open years remain subject to examination.

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

Forward-Looking Statements

This Form 10-Q contains forward-looking statements which relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. In some cases, you can identify forward looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “likely,” “may,” “plan,” “potential,” “should” and “would” or the negative of these terms or other comparable terminology. The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance. These beliefs, assumptions and expectations can change, and actual results and events may differ materially, as a result of many possible events or factors, not all of which are known to us or are within our control. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section titled “Risk Factors” (refer to Part II, Item 1A of this Form 10-Q).

Overview of the Business

We are a real estate finance company based in the southwest United States with over 13 years of experience in various and diverse facets of the real estate lending and investment process, including origination, acquisition, underwriting, documentation, servicing, construction, enforcement, development, marketing, and disposition. Although we have historically focused on the origination of senior short-term commercial bridge loans with maturities of 12 to 18 months oriented toward the ability of permanent take-out financing, our primary near-term future focus is on the acquisition and origination of interim loans, or other short-term financings, that are used to pay off construction, commercial or residential property loans and are not reliant on the availability of take-out financing. In addition, we will target the acquisition or financing of whole commercial real estate mortgage loans, which may be performing, distressed or non-performing, and participating interests in performing commercial real estate mortgage loans. Our target transaction size is typically above the upper investment boundary of community banks, but below the lower investment threshold of larger financial institutions, which we believe positions us favorably in an underserved segment of the real estate finance industry.

We combine traditional credit analysis typically performed by banks, with advanced property valuation techniques used by developers, in order to produce a more comprehensive investment decision process. In addition to the property appraisal and underwriting process performed by traditional bank lenders, we build and stress test a property-specific valuation model for each real estate investment we make, based upon, among other factors, acquisition price, carrying cost, development time, potential cost and time overruns, absorption rate, existing and potential rental rates, existing and known planned competing properties, market trends and exit strategy. We test these assumptions with a combination of field inspections and local market analysis, as well as financial, physical, legal and environmental due diligence. Through this process, we have acquired or originated real estate assets as of September 30, 2010 with an original investment basis of $717.1 million and a current carrying value of $265.6 million consisting of commercial real estate mortgage loans with a carrying value of $156.0 million and owned property with a carrying value of $109.6 million. The decline in the carrying value of our real estate assets is reflective of the deterioration of the commercial real estate lending market and the sustained decline in pricing of residential and commercial real estate in recent months together with the continuing downturn in the commercial real estate markets and general economy.

Our portfolio consists primarily of loans that we originated, but are now focusing our future investments primarily on the following asset classes, which we consider to be our target assets:

•	interim loans, which are loans with terms of 18 to 30 months that are not reliant upon the immediate availability of traditional or permanent financing;
•	whole commercial real estate mortgage loans, which may be performing, distressed or non-performing loans;
•	participating interests in performing commercial real estate mortgage loans; and
•	other types of real estate assets and real estate-related debt instruments we can acquire from time to time as attractive opportunities continue to emerge in the existing economic environment.

We intend to continue the process of disposing of a significant portion of our existing loans and real estate assets, or REO assets, individually or in bulk, and to reinvest the proceeds from such dispositions in our target assets. We intend to diversify our assets further across asset classes, with current target allocations for new investments of approximately 45% of total assets in interim loans or other short-term loans originated by us, 25% in performing whole, or participating interests in, commercial real estate mortgage loans we acquire, 15% in whole non-performing commercial real estate loans we acquire and 15% in other types of real estate-related assets and real estate-related debt instruments (which may include the acquisition of, or financing the acquisition of, residential mortgage-backed securities, commercial mortgage-backed securities and REO assets), although the exact allocations will depend on the investment opportunities we decide to pursue. We expect the diversification of our portfolio to continue to evolve to address market circumstances, including consideration of factors such as asset class, borrower group, geography, transaction size and investment terms. Once real estate conditions improve, and the availability of permanent financing returns, we believe our experience, industry knowledge and comprehensive underwriting process will allow us to refocus on our historical model of originating short-term senior secured whole commercial real estate mortgage loans.

In addition, we believe opportunities will arise to use our stock or cash to acquire, on attractive terms, real estate-related assets or companies, including real estate investment trusts, or REITs, real estate vehicles, limited partnerships and similar vehicles. Many of these entities are seeking to reposition their portfolios or dispose of assets, and may also have investors who are seeking liquidity or exit options.

On June 18, 2010, we became an internally managed real estate finance company formed through the conversion of IMH Secured Loan Fund, LLC, or the Fund, into a Delaware corporation named IMH Financial Corporation and the acquisition by IMH Financial Corporation of Investors Mortgage Holdings Inc., or the Manager, and IMH Holdings, LLC, or Holdings.

Recent Events and Response

We have experienced significant financial strain since the decline in the credit and real estate markets that began in the latter part of 2008.  To address our financial condition, we entered into an agreement with the Manager and its stockholders, and Holdings, and its members, pursuant to which the Fund converted into a Delaware corporation named IMH Financial Corporation, and IMH Financial Corporation acquired all of the equity interests in the Manager, and Holdings. We refer to these transactions as the Conversion Transactions, see Note 3 to our unaudited consolidated financial statements included in this Form 10-Q for further discussion. On May 10, 2010, the agreement was amended to provide that for the period January 1, 2010 through the date of consummation of the Conversion Transactions, any consolidated net losses of the Manager and Holdings were to be allocated to the stockholders of the Manager and members of Holdings. To address the allocation of such net loss to the Manager and Holdings, the number of shares to be issued to the stockholders of the Manager and members of Holdings in connection with the Conversion Transactions were reduced, on a pro rata basis, by one share for each $20 of the allocated net loss. The Fund received member approval to consummate the Conversion Transactions which were effected on June 18, 2010. We believe the Conversion Transactions:

•	have positioned us to become a publicly traded corporation listed on the New York Stock Exchange;

•	will create the opportunity for liquidity for members;

•	have caused us to be internally managed, which will eliminate conflicts and more fully align our interests with those of the Manager and Holdings;

•
will create the opportunity for us to raise additional capital in the public markets, thereby enabling us to better acquire and originate commercial mortgage loans and other real estate-related investment opportunities;

•	have created the opportunity to achieve long term value for our stockholders through dividends and capital appreciation; and

We will also create a board of directors comprised of a majority of independent directors, which will enhance our corporate governance.

The Conversion Transactions were undertaken primarily to position us to file with the SEC a registration statement on Form S-11 for an initial public offering.  We received notice on June 8, 2010 that we were the subject of a SEC investigation.  After consultation with our potential underwriters, legal counsel and others, we believe that it is not probable at this time that we will be in a position to complete an IPO until matters concerning the SEC’s investigation are clarified or resolved and market conditions are more favorable.  We cannot determine at this time when matters before the SEC will be clarified or resolved.

Although we did not know the final determination of the SEC investigation, we proceeded with filing the  S-11 on October 27, 2010 because we believe it will better position us to complete an IPO as soon as practicable once the SEC investigation is clarified and/or resolved and if market conditions are favorable at that time.

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
	As of and for			(Unaudited)
	the Year Ended	As of and for the Nine		As of and for the Three
	December 31,	Months Ended September 30,		Months Ended September 30,
	2009	2009	2010	2009	2010
Summary balance sheet items
Cash and cash equivalents	$963	$2,463	$4,580	$2,463	$4,580
Mortgage loan principal outstanding	$544,448	$553,356	$490,882	$553,356	$490,882
Allowance for credit loss / valuation allowance	$(330,428)	$(337,000)	$(334,881)	$(337,000)	$(334,881)
Mortgage loans, net	$214,020	$216,356	$156,001	$216,356	$156,001
Real estate owned	$104,231	$97,305	$109,306	$97,305	$109,306
Total assets	$337,796	$334,577	$281,099	$334,577	$281,099
Total liabilities	$15,928	$13,406	$28,090	$13,406	$28,090
Retained earnings (accumulated deficit)	$(408,515)	$(409,212)	$(474,025)	$(409,212)	$(474,025)
Common stock	$-	$-	$168	$-	$168
Additional Paid in Capital	$-	$-	$726,866	$-	$726,866
Members' capital, net of redemptions	$730,383	$730,383	$-	$730,383	$-
Total owners' equity	$321,868	$321,171	$253,009	$321,171	$253,009

Summary income statement
Mortgage loan interest	$21,339	$20,256	$1,112	$2,697	$156
Total revenue	$22,522	$20,750	$2,782	$3,155	$840
Operating expenses	$9,433	$5,924	$20,691	$2,546	$12,238
Provision for credit losses	$79,299	$82,000	$34,380	$82,000	$6,830
Impairment of assets	$8,000	$8,000	$13,221	$8,000	$2,236
Total costs and expenses	$96,999	$95,924	$68,292	$92,546	$21,304
Net earnings (loss)	$(74,477)	$(75,174)	$(65,510)	$(89,391)	$(20,464)

Owners Related items
Number of member accounts	4,772	4,735	-	4,735	-
Average Member account balance	$67	$68	$-	$68	$-
Distributions to members (including distributions reinvested)	$11,706	$11,706	$-	$-	$-
Book value per member unit/share	$4,406.86	$4,397.32	$-	$4,397.32	$-
Net distributions to Members per weighted average membership
units/share	$160.27	$160.27	$-	$-	$-
Net earnings (loss) per weighted average member unit/share	$(1,019.70)	$(1,029.24)	N/A	$(1,223.88)	N/A
Earnings (loss) from continuing operations per weighted average
member unit/share	$175.55	$202.99	$-	$8.35	$-
Pro Forma Net earnings (loss) per share	N/A	$(4.67)	$(4.00)	$(5.55)	$(1.22)
Loan related items
Note balances originated	$47,557	$392	$3,314	$-	$3,314
Number of notes originated	3	1	3	-	3
Average note balance originated	$15,852	$392	$1,105	N/A	$1,105
Number of loans outstanding	55	58	43	58	43
Average loan carrying value	$3,891	$3,730	$3,628	$3,730	$3,628
% of portfolio principal – fixed interest rate	50.4%	50.1%	55.5%	50.1%	55.5%
Weighted average interest rate – fixed	9.8%	10.3%	9.9%	10.3%	9.9%
% of portfolio principal – variable interest rate	49.6%	49.9%	44.5%	49.9%	44.5%
Weighted average interest rate – variable	12.9%	12.9%	13.1%	12.9%	13.1%
Principal balance % by state:
Arizona	55.5%	53.0%	62.8%	53.0%	62.8%
California	28.3%	31.1%	26.0%	31.1%	26.0%
Texas	3.2%	3.1%	0.0%	3.1%	0.0%
Idaho	5.0%	4.9%	4.2%	4.9%	4.2%
Other	8.0%	7.9%	7.0%	7.9%	7.0%
Total	100.0%	100.0%	100.0%	100.0%	100.0%

Credit Quality
Extension fees included in mortgage loan principal	$18,765	$10,895	$17,096	$10,895	$17,096
Interest payments over 30 days delinquent	$7,530	$7,687	$6,767	$7,687	$6,767
Loans past scheduled maturity	34	36	31	36	31
Principal balance of loans past scheduled maturity	$347,135	$370,255	$347,233	$370,255	$347,233
Number of loans in non accrual status	46	43	36	43	36
Carrying Value of loans in non accrual status	$192,334	$450,568	$145,721	$450,568	$145,721
Allowance for credit losses	$(330,428)	$(337,000)	$(334,881)	$(337,000)	$(334,881)
Allowance for credit losses as % of loan principal outstanding	60.7%	60.9%	68.2%	60.9%	68.2%

	December 31,		September 30,
	2008	2009	2010
Average Balance Sheets*		(in thousands)
Cash and cash equivalents	$78,379	$7,719	$3,233
Mortgage loan principal outstanding	551,174	584,551	518,002
Allowance for credit loss/ Valuation allowance	(70,290)	(306,712)	(334,199)
Mortgage loans, net	480,884	277,840	183,803
Real estate owned, net	45,055	79,292	109,825
Other assets	10,808	18,884	17,665
Total assets	$615,126	$383,735	$314,526

Total liabilities	21,184	9,517	22,684
Total owners'equity	593,942	374,218	291,842
Total liabilities and owners' equity	$615,126	$383,735	$314,526

* The average balance sheets were computed using the quarterly average balances during each fiscal period presented.

			Nine Months
	Years Ended December 31,		Ended September 30,
	2008	2009	2010
Analysis of Mortgage Loan Income by Loan Classification

Pre-entitled Land:
Held for Investment	$780	$60	$-
Processing Entitlements	20,145	6,977	70
Entitled Land:
Held for Investment	14,262	2,385	27
Infrastructure under Construction	5,586	2,163	315
Improved and Held for vertical Construction	5,656	1,384	-
Construction and Existing Structures:
New Structure - Construction in process	10,976	1,058	512
Existing Structure Held for Investment	2,825	1,201	-
Existing Structure- Improvements	5,267	6,111	188
Total Mortgage Loan Income	$65,497	$21,339	$1,112

	December 31,		September 30,
	2008	2009	2010
Mortgage Loan Balances by Loan Classification**

Pre-entitled Land:
Held for Investment	$7,178	$13,834	$18,303
Processing Entitlements	200,902	185,608	180,424
Entitled Land:
Held for Investment	114,306	101,942	73,082
Infrastructure under Construction	57,908	69,839	57,062
Improved and Held for vertical Construction	54,486	47,227	35,918
Construction and Existing Structures:
New Structure - Construction in process	43,814	46,325	51,801
Existing Structure Held for Investment	37,482	23,641	12,584
Existing Structure- Improvements	97,777	56,033	61,708
Total Mortgage Loan Balances	$613,853	$544,449	$490,882
** These amounts are not averaged

	December 31,		September 30,
	2008	2009	2010

Average Mortgage Loan Balances by Loan Classification***
Pre-entitled Land:
Held for Investment	$5,673	$12,478	$14,442
Processing Entitlements	198,886	193,261	184,342
Entitled Land:
Held for Investment	117,468	116,521	89,716
Infrastructure under Construction	59,192	66,399	66,663
Improved and Held for vertical Construction	43,208	47,909	43,897
Construction and Existing Structures:
New Structure - Construction in process	52,480	40,329	46,418
Existing Structure Held for Investment	26,839	26,394	15,073
Existing Structure- Improvements	47,428	81,260	57,453
Total Average Mortgage Loan Balances	$551,174	$584,551	$518,002

*** Amounts were computed using the quarterly average balances during each of the fiscal period presented

	December 31,		September 30,
	2008	2009	2010
Average Interest Rate by Loan Classification****
Pre-entitled Land:
Held for Investment	12.0%	10.8%	9.9%
Processing Entitlements	11.5%	9.6%	9.2%
Entitled Land:
Held for Investment	12.2%	12.4%	13.6%
Infrastructure under Construction	12.2%	11.0%	13.1%
Improved and Held for vertical Construction	11.8%	12.1%	13.3%
Construction and Existing Structures:
New Structure - Construction in process	12.3%	11.5%	12.0%
Existing Structure Held for Investment	13.8%	12.0%	19.7%
Existing Structure- Improvements	12.5%	12.4%	13.8%
Total Overall Average Interest Rate	12.3%	11.5%	13.1%

****Average Interest Rate by Loan Classification were computed by taking an average balance over the trailing 5 quarters

	December 31,		September 30,
Average Yield*****	2008	2009	2010
Pre-entitled Land:
Held for Investment	13.7%	0.5%	0.0%
Processing Entitlements	10.1%	3.6%	0.0%
Entitled Land:
Held for Investment	12.1%	1.9%	0.0%
Infrastructure under Construction	9.4%	3.6%	0.5%
Improved and Held for vertical Construction	13.1%	2.9%	0.0%
Construction and Existing Structures:
New Structure - Construction in process	20.9%	2.7%	1.1%
Existing Structure Held for Investment	10.5%	4.6%	0.0%
Existing Structure- Improvements	11.1%	8.9%	0.3%
Overall Average Yield	12.1%	3.7%	0.1%
*****	Average Yield is computed using Mortgage Loan Income by Loan Classification as a percent of Average Mortgage Loan Balances by Loan Classification
Note: Overall Average Yields have decreased due to loans being placed in non-accrual status

Return on Equity and Assets Ratio
Return on assets	(42.0)%	(19.4)%	(20.8)%
Return on equity	(43.5)%	(19.9)%	(22.5)%
Dividend payout ratio	(24.8)%	(15.7)%	0.0%
Equity to assets ratio	96.6%	97.5%	92.8%

(in Thousands)	As of and for the Year ended December 31,				September 30,
	2006	2007	2008	2009	2010
Principal Balanaces Outstanding by Loan
Classifications
Pre-entitled Land:
Held for Investment	$-	$-	$7,178	$13,834	$18,303
Processing Entitlements	145,219	203,166	200,902	185,608	180,424
Entitled Land:
Held for Investment	41,894	135,060	114,307	101,942	73,082
Infrastructure under Construction	17,621	60,037	57,908	69,839	57,062
Improved and Held for vertical Construction	29,388	14,800	54,486	47,227	35,918
Construction and Existing Structures:
New Structure - Construction in process	16,316	70,864	43,814	46,325	51,801
Existing Structure Held for Investment	8,177	26,870	37,482	23,640	12,584
Existing Structure- Improvements	-	-	97,777	56,033	61,708
Total Principal Balanaces Outstanding by Loan Classifications	$258,615	$510,797	$613,854	$544,448	$490,882

Allocation of Allowance for Credit Loss / Valuation Allowance by
Loan Classification

Pre-entitled Land:
Held for Investment	$-	$-	$(3,242)	$(9,623)	$(15,843)
Processing Entitlements	-	(1,900)	(122,266)	(134,742)	(151,761)
Entitled Land:
Held for Investment	-	-	(79,279)	(80,750)	(69,047)
Infrastructure under Construction	-	-	(24,863)	(39,441)	(43,433)
Improved and Held for Vertical Construction	-	-	(38,522)	(28,696)	(27,476)
Construction & Existing Structures:
New Structure - Construction in-process	-	-	(28,547)	(30,106)	(25,029)
Existing Structure Held for Investment	-	-	(2,954)	(7,070)	(2,292)
Existing Structure - Improvements	-	-	(637)	-	-
Allowance for Loan Loss/ Valuation Allowance	$-	$(1,900)	$(300,310)	$(330,428)	$(334,881)

Rollforward of Allowance for Credit Loss / Valuation Allowance by
Loan Classifications

Balance at the beginning of period	$-	$-	$(1,900)	$(300,310)	$(330,428)

Additions to Allowance for Credit Loss / Valuation Allowance
Pre-entitled Land:
Held for Investment	$-	$-	$(3,242)	$(6,381)	$(7,442)
Processing Entitlements	-	(1,900)	(120,366)	(24,851)	(18,584)
Entitled Land:
Held for Investment	-	-	(79,279)	(9,851)	(4,917)
Infrastructure under Construction	-	-	(24,863)	(11,990)	(5,180)
Improved and Held for Vertical Construction	-	-	(38,522)	801	1,220
Construction & Existing Structures:
New Structure - Construction in-process	-	-	(26,137)	(3,218)	4,206
Existing Structure Held for Investment	-	-	(2,954)	(4,116)	4,778
Existing Structure - Improvements	-	-	(637)	(19,693)	-
Total provision for credit losses	$-	$(1,900)	$(296,000)	$(79,299)	$(25,919)

Charge-Offs:
Pre-entitled Land:
Held for Investment	$-	$-	$-	$-	$1,223
Processing Entitlements	-	-	-	12,375	1,566
Entitled Land:	-	-	-	-
Held for Investment	-	-	-	8,380	16,619
Infrastructure under Construction	-	-	-	(2,588)	1,188
Improved and Held for Vertical Construction	-	-	-	9,025	-
Construction & Existing Structures:	-	-	-	-
New Structure - Construction in-process	-	-	-	1,659	870
Existing Structure Held for Investment	-	-	-	-	-
Existing Structure - Improvements	-	-	-	20,330	-
Total charge-offs	$-	$-	$-	$49,181	$21,466
Recoveries - None
Total Recoveries	$-	$-	$-	$-	$-
Net Charge-offs	$-	$-	$-	$49,181	$21,466
Net Change in Allowance for Credit Loss / Valuation Allowance	$-	$(1,900)	$(296,000)	$(30,118)	$(4,453)
Other changes to Allowance for Credit Loss / Valuation Allowance	-	-	(2,410)	-	-
Balance at end of period	$-	$(1,900)	$(300,310)	$(330,428)	$(334,881)

Ratio of net charge-offs during the period to average loans outstanding during the period	0.0%	0.0%	0.0%	-60.5%	-37.4%

	As of and for the Year ended December 31,				September 30,
	2006	2007	2008	2009	2010
Principal Balances Outstanding by Loan
Classification
Pre-entitled Land:
Held for Investment	$-	$-	$7,178	$13,834	$18,303
Processing Entitlements	145,219	203,166	200,902	185,608	180,424
Entitled Land:
Held for Investment	41,894	135,060	114,307	101,942	73,082
Infrastructure under Construction	17,621	60,037	57,908	69,839	57,062
Improved and Held for vertical Construction	29,388	14,800	54,486	47,227	35,918
Construction and Existing Structures:
New Structure - Construction in process	16,316	70,864	43,814	46,325	51,801
Existing Structure Held for Investment	8,177	26,870	37,482	23,640	12,584
Existing Structure- Improvements	-	-	97,777	56,033	61,708
Total Loan Principal	$258,615	$510,797	$613,854	$544,448	$490,882

Scheduled Maturities

Scheduled Maturities - One year or less
Pre-entitled Land:
Held for Investment	$-	$-	$7,178	$13,834	$18,303
Processing Entitlements	145,219	203,166	195,168	185,608	180,424
Entitled Land:
Held for Investment	41,894	135,060	89,786	101,942	73,082
Infrastructure under Construction	17,621	60,037	57,908	27,953	24,945
Improved and Held for vertical Construction	29,388	14,800	13,904	47,227	35,918
Construction and Existing Structures:
New Structure - Construction in process	16,316	70,864	43,814	12,653	8,082
Existing Structure Held for Investment	8,177	26,870	37,482	23,641	10,584
Existing Structure- Improvements	-	-	97,777	-	4,205
Total Scheduled Maturities - One year or less	$258,615	$510,797	$543,017	$412,858	$355,543

Scheduled Maturities - One to five years
Pre-entitled Land:
Held for Investment	$-	$-	$-	$-	$-
Processing Entitlements	-	-	5,735	-	-
Entitled Land:
Held for Investment	-	-	24,520	-	-
Infrastructure under Construction	-	-	-	41,886	32,117
Improved and Held for vertical Construction	-	-	40,582	-	-
Construction and Existing Structures:
New Structure - Construction in process	-	-	-	33,671	43,719
Existing Structure Held for Investment	-	-	-	-	2,000
Existing Structure- Improvements	-	-	-	56,033	57,503
Total Scheduled Maturities - One to five years	$-	$-	$70,837	$131,590	$135,339
Total Loan Principal	$258,615	$510,797	$613,854	$544,448	$490,882
Scheduled Maturities - One to Five Years by Interest Type	As of and for the Year ended December 31,				September 30,
Fixed Interest Rates	2006	2007	2008	2009	2010
Pre-entitled Land:
Held for Investment	$-	$-	$-	$-	$-
Processing Entitlements	-	-	1,929	-	-
Entitled Land:
Held for Investment	-	-	3,500	-	-
Infrastructure under Construction	-	-	-	41,886	32,117
Improved and Held for vertical Construction	-	-	10,461	-	-
Construction and Existing Structures:
New Structure - Construction in process	-	-	-	32,053	43,719
Existing Structure Held for Investment	-	-	-	-	2,000
Existing Structure- Improvements	-	-	-	56,033	57,503
Total Scheduled Maturities - Fixed interest rate	$-	$-	$15,890	$129,972	$135,339
Variable Interest Rates
Pre-entitled Land:
Held for Investment	$-	$-	$-	$-	$-
Processing Entitlements	-	-	3,807	-	-
Entitled Land:					-
Held for Investment	-	-	21,020	-	-
Infrastructure under Construction	-	-	-	-	-
Improved and Held for vertical Construction	-	-	30,120	-	-
Construction and Existing Structures:					-
New Structure - Construction in process	-	-	-	1,618	-
Existing Structure Held for Investment	-	-	-	-	-
Existing Structure- Improvements	-	-	-	-	-
Total Scheduled Maturities - Variable interest rate	$-	$-	$54,947	$1,618	$-
Total Loan Principal due One to Five Years	$-	$-	$70,837	$131,590	$135,339

	December 31,				September 30,
	2006	2007	2008	2009	2010

Performing Loans
Pre-entitled Land:
Held for Investment	$-	$-	$-	$-	$-
Processing Entitlements	131,318	119,175	146,460	-	-
Entitled Land:
Held for Investment	41,893	135,060	37,146	-	449
Infrastructure under Construction	17,621	44,557	40,653	7,645	-
Improved and Held for vertical Construction	29,388	14,800	35,102	-	-
Construction and Existing Structures:
New Structure - Construction in process	16,317	45,087	6,694	4,805	3,441
Existing Structure Held for Investment	8,177	18,620	23,393	-	2,214
Existing Structure- Improvements	-	-	97,777	-	4,206
Total Performing Loans	$244,714	$377,299	$387,225	$12,450	$10,310

Loans in Default - Non-Accrual
Pre-entitled Land:
Held for Investment	$-	$-	$-	$13,834	$18,303
Processing Entitlements	-	64,743	46,636	185,608	180,424
Entitled Land:
Held for Investment	-	-	3,300	101,942	72,633
Infrastructure under Construction	-	-	17,255	62,194	57,062
Improved and Held for vertical Construction	-	-	14,632	40,051	35,918
Construction and Existing Structures:
New Structure - Construction in process	-	2,253	13,800	39,102	48,359
Existing Structure Held for Investment	-	8,250	-	23,640	10,370
Existing Structure- Improvements	-	-	-	56,033	57,503
Total Loans in Default - Non-Accrual	$-	$75,246	$95,623	$522,404	$480,572

Loans in Default - Other
Pre-entitled Land:
Held for Investment	$-	$-	$7,178	$-	$-
Processing Entitlements	13,901	19,247	7,806	-	-
Entitled Land:
Held for Investment	-	-	73,861	-	-
Infrastructure under Construction	-	15,480	-	-	-
Improved and Held for vertical Construction	-	-	4,752	7,176	-
Construction and Existing Structures:
New Structure - Construction in process	-	23,525	23,320	2,418	-
Existing Structure Held for Investment	-	-	14,089	-	-
Existing Structure- Improvements	-	-	-	-	-
Total Loans in Default – Other	$13,901	$58,252	$131,006	$9,594	$-
Total Loans in Default	$13,901	$133,498	$226,629	$531,998	$480,572

Total Loan Principal	$258,615	$510,797	$613,854	$544,448	$490,882

Loans in Default by Basis for Default
Loans past maturity date, or other
Pre-entitled Land:
Held for Investment	$-	$-	$7,178	$13,834	$18,303
Processing Entitlements	13,901	83,990	52,791	181,801	180,424
Entitled Land:
Held for Investment	-	-	73,714	80,922	72,633
Infrastructure under Construction	-	15,480	17,255	20,308	24,945
Improved and Held for vertical Construction	-	-	8,923	17,106	35,918
Construction and Existing Structures:
New Structure - Construction in process	-	25,778	36,246	9,522	4,640
Existing Structure Held for Investment	-	8,250	14,089	23,641	10,370
Existing Structure- Improvements	-	-	-	-	-
Total past maturity date	$13,901	$133,498	$210,196	$347,134	$347,233
Loans past due on interest
Pre-entitled Land:
Held for Investment	$-	$-	$-	$-	$-
Processing Entitlements	-	-	1,650	3,807	-
Entitled Land:
Held for Investment	-	-	3,447	21,020	-
Infrastructure under Construction	-	-	-	41,886	32,117
Improved and Held for vertical Construction	-	-	10,461	30,120	-
Construction and Existing Structures:
New Structure - Construction in process	-	-	875	31,998	43,719
Existing Structure Held for Investment	-	-	-	-	-
Existing Structure- Improvements	-	-	-	56,033	57,503
Total past due on interest	$-	$-	$16,433	$184,864	$133,339

Total loans in default by basis of default	$13,901	$133,498	$226,629	$531,998	$480,572

Analysis of Changes in Mortgage Loan Income

	September 30,			September 30,
	2009 Compared to 2008			2010 Compared to 2009
	Increase (Decrease) due to			Increase (Decrease) due to
	Volume	Rate	Net	Volume	Rate	Net
Pre-entitled Land:
Held for Investment	$(440)	$(66)	$(506)	$(1,052)	$992	$(60)
Processing Entitlements	-	(8,224)	(8,224)	-	(6,876)	$(6,876)

Entitled Land:
Held for Investment	799	(9,299)	(8,500)	452	(2,785)	$(2,333)
Infrastructure under Construction	1,976	(4,453)	(2,477)	(497)	(1,096)	$(1,593)
Improved and Held for vertical Construction	-	(3,029)	(3,029)	-	(1,174)	$(1,174)

Construction and Existing Structures:
New Structure - Construction in process	834	(10,155)	(9,321)	(1,580)	1,361	$(219)
Existing Structure Held for Investment	8,429	(9,108)	(679)	(4,179)	3,160	$(1,019)
Existing Structure- Improvements	10,462	(6,911)	3,551	(9,790)	3,920	$(5,870)
Total change in mortgage loan income	$22,060	$(51,245)	$(29,185)	$(16,646)	$(2,498)	$(19,144)

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

Results of Operations for the Nine Months and Three Months Ended September 30, 2009 and 2010

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

Originating, acquiring and investing in short-term commercial real estate bridge loans to facilitate real estate entitlement and development, and other interim financing, have historically constituted the heart of our business model. This model relies on mortgage capital availability. However, we believe current market conditions have materially diminished the traditional sources of take-out financing on which our business model depends. We believe it will take 12 to 24 months or longer for markets and capital sources to begin to “normalize,” although there can be no assurance that the markets will stabilize in this timeframe or at all. Economic conditions have continued to have a material and adverse impact on us. As of September 30, 2010, 36 of our 43 portfolio loans were in default and are in non-accrual status. In addition, as of September 30, 2010, the valuation allowance on our loans totaled $334.9 million, representing 68.2% of the principal balance of such loans. During the nine months ended September 30, 2010, we foreclosed on ten loans and took title to the underlying real estate with carrying values totaling $25.4 million at September 30, 2010. Moreover, we have taken enforcement action on 27 additional loans to date that we anticipate will result in foreclosure.

Given the current state of the real estate and credit markets, we believe the realization of full recovery of the cost basis in our assets is unlikely to occur in a reasonable time frame and may not occur at all, and we may be required to liquidate portions of our assets for liquidity purposes at a price significantly below the initial cost basis or potentially below current carrying values. If we are not able to liquidate a sufficient portion of our assets or access credit under the credit facility currently under negotiation, there may be substantial doubt about our ability to continue as a going concern. Nevertheless, we believe that our cash and cash equivalents, coupled with liquidity derived from the credit facility currently under negotiation and the disposition of certain of the loans and real estate held for sale, will allow us to fund current operations over the next 12 months.

Revenues.

We have historically generated income primarily from interest and fees on our mortgage loans, including default interest, penalties and fees, as well as interest income from money market, short-term investments or similar accounts in which we temporarily invest excess cash. As a result of the June 18, 2010 consummation of the Conversion Transactions, we expect to generate additional revenues from loan originations, modification and processing fees historically retained by the Manager. In addition to our historical sources of revenue, we expect to generate revenues from disposition of existing and newly acquired assets and from the application of those proceeds in new assets. We expect in the short-term that we will derive a greater proportion of our capital from dispositions of our REO properties and from the disposition of loans and other assets we own or acquire than from the interest and fee income from commercial mortgage loans originated by us. As economic conditions improve, we expect interest and fee income from commercial real estate mortgage loans to again become a greater focus for us and a greater portion of our revenues. We also expect to benefit from management fees for management services provided by SWIM to SWI Fund.

Mortgage Loan Income. Revenues generated from mortgage loan investments include contractual note rate interest, default interest and penalty fees collected and accretion on loans acquired at a discount. Changes to the amount of our loan assets directly affect the amount of interest and fee income we are able to achieve. Due to the suspension of the funding of new loans effective October 1, 2008 (excluding financing of new loans in connection with the sale of collateral under existing loans or the sale of REO assets), coupled with the increase in defaults and foreclosures, mortgage loan investment revenues have decreased in recent periods. As a result of the acquisition of the Manager effective June 18, 2010, we expect to also generate revenues from loan originations, processing and modifications. Such amounts, net of direct costs, shall be amortized over the lives of the respective loans as an adjustment to yield using the effective interest method. See the heading entitled “Trends in Interest Income and Effective Portfolio Yield.”

We also modified certain loans in our portfolio, which has resulted in an extended term of maturity on such loans of two years or longer and, in some cases, has required us to accept an interest rate reflective of current market rates, which are lower than in prior periods. We may decide to modify loans in the future primarily in an effort to seek to protect our collateral. Additionally, on a limited basis, we have financed the sale of loan collateral by existing borrowers to unrelated parties, and it is anticipated that we will engage in similar lending activities in the future. This effort effectively replaces a non-performing loan to a defaulting seller with a new performing loan to the buyer. Although we have in the past modified certain loans by extending the maturity dates or changing the interest rates thereof on a case by case basis, we do not have in place at this time a specific loan modification program or initiative. Rather, as in the past, we may modify any loan, in our sole discretion, based on the then applicable facts and circumstances, including: (i) our expectation that the borrower may be capable of meeting its obligations under the loan, as modified; (ii) the borrower’s perceived motivation to meet its obligations under the loan, as modified; (iii) whether we perceive that the risks are greater to us if the loan is modified, on the one hand, or not modified, on the other hand, and foreclosed upon; (iv) whether the loan is expected to become fully performing within some period of time after any proposed modification; (v) the extent of existing equity in the collateral, net of the loan, as modified; (vi) the creditworthiness of the guarantor of the loan; (vii) the particular borrower’s track record and financial condition; and (viii) market based factors regarding supply/demand variables bearing on the likely future performance of the collateral. In the future, we expect to modify loans on the same basis as above without any reliance on any specific loan modification program or initiative.

Rental Income. Rental and other income is attributable to the foreclosure of certain loans that were secured by operating properties. We anticipate an increase in rental income as the occupancy levels of the properties improve. However, as we plan to dispose of a substantial portion of our existing REO assets, we do not currently anticipate substantial future rental and related income in future periods unless we acquire additional operating properties through foreclosure or other means.

Asset Disposition Income. Revenues from asset dispositions have not historically been a significant component of revenues, but as we dispose of existing REO assets and new REO assets we acquire through the foreclosure of loans, we expect to realize gains on the disposition of these assets to the extent they are sold above their carrying value (or losses if sold below carrying values), particularly over the next 12 to 24 months as we seek to market and sell substantially all of our existing loans and REO assets. The recognition of revenues from such dispositions will depend on our ability to successfully market existing loans and REOs and the timing of such sales.

Investment and Other Income. Investment and other income is directly attributable to the average amount of cash available for short-term investment, as well as interest earned on certain notes receivable from a tenant of one of our operating properties acquired through foreclosure in the third quarter of the year ended December 31, 2009. The decrease in cash in recent periods is attributable to the suspension of acceptance of new member investments, the use of cash to fund remaining loan commitments and the decrease in loan payoffs. Given the general lack of available take-out financing accessible to our borrowers, we anticipate cash and cash equivalents available for short-term investment to remain at minimal levels for the foreseeable future unless we raise additional funds through an initial public offering or otherwise.

Defaults and Foreclosures. Due to the decline of the economy and real estate and credit markets and our intent to proactively pursue foreclosure of loans in default so we can dispose of REO assets, we anticipate defaults and foreclosures to continue, which will likely result in continuing high levels of non-accrual loans and REO assets, which are generally non-interest earning assets. As such, we anticipate our mortgage loan interest income to remain at significantly reduced levels until we invest the proceeds from the disposition of our existing assets or other debt or equity financing we may undertake in the future in new investments and begin generating income from those investments.

Expenses.

As a result of the consummation of the Conversion Transactions, we became responsible for expenses previously borne by the Manager that are not reflected in our historical financial statements prior to June 18, 2010. These expenses are only partially offset by the elimination of management fees, as discussed further below. Moreover, as a result of our active efforts to pursue enforcement on defaulted loans, subsequent foreclosure and our resulting ownership of the underlying collateral, we have incurred significant costs and expenses for consulting, valuation, legal, property tax and other expenses related to these activities.

As a result of our continued active enforcement together with our assumption of additional expenses in connection with the acquisition of the Manager, we expect expenses to continue to remain at high levels for the next 12 months. However, we expect expenses associated with the foreclosure on loans and disposition of REO assets to decrease through the planned disposition of a substantial part of our portfolio over the next 12 to 24 months.

Operating Expenses for Real Estate Owned. Operating expenses for REO assets include direct operating costs for such property, including property taxes, home owner association dues, property management fees, utilities, repairs and maintenance, licenses, and other costs and expenses associated with the ownership of real estate. These expenses currently average approximately $0.5 million per month. If we were to foreclose on all of our existing loans, we would incur additional carrying costs of at least $0.3 million per month related to property taxes attributable to the underlying collateral, in additional to other carrying costs. While we expect such operating expenses for REO assets to remain at high levels and potentially increase as we continue enforcement action on loans in default over the next few months, we anticipate such costs to decrease proportionately as we dispose of existing and newly acquired REO assets and redeploy the proceeds in our target asset classes.

Professional Fees. Professional fees consist of outside consulting expenses, audit fees for public reporting related expenses, legal expenses, and valuation services. Currently, these expenses average approximately $0.5 million per month. We expect such expenses, to initially increase in expenses as we seek to dispose of REO assets, but expect these expenses to stabilize at approximately $0.3 million per month after the disposition of REO assets assuming we conduct our operations substantially consistent with current levels. We expect these expenses will stabilize at approximately $0.3 million per month after the disposition of REO assets.

Management Fees. We no longer pay the management fee historically paid to the Manager as a result of the June 18, 2010 consummation of the Conversion Transactions. The management fee recorded in our historical financial statements was an annual fee equal to 0.25% of our “Earning Asset Base,” which is defined in the Fund’s operating agreement as mortgage loan investments held by us and income-earning property acquired through foreclosure and upon which income is being accrued under GAAP. Accordingly, when defaulted loans or foreclosed property entered into non-accrual status, or related income was not otherwise recorded, the loan was removed from the Earning Asset Base for purposes of computing management fees.

Default and Related Expenses. Default and related expenses include direct expenses related to defaulted loans, foreclosure activities or property acquired through foreclosure. These expenses include certain legal and other direct costs, as well as personnel and consulting costs directly related to defaulted loans and foreclosure activities. These expenses currently average less than $0.1 million per month. Because 36 of our 43 loans are currently in default and our intent is to actively pursue foreclosures on loans in default, we anticipate our default and related expenses in future periods will remain at approximately $0.1 million per month in the year ending December 31, 2011.

General and Administrative Expenses. General and administrative expenses consist of various costs such as compensation and benefits for employees, rent, insurance, utilities and related costs. Prior to the June 18, 2010 consummation of the Conversion Transactions, the Manager paid most of these expenses, although we paid the Manager a management fee for management services provided by the Manager. Such costs currently approximate $0.6 million per month and are expected to remain generally at that level assuming modest expansion but otherwise maintaining the general scale and scope of current operations. However, variable cost components of such expenses are expected to increase as our activities expand.

Interest Expense. Interest expense includes interest incurred in connection with loan participations issued to third parties, borrowings from the Manager and borrowings from various banks. We expect interest expense to increase if we procure additional debt financing to fund our operations or if we are successful in participating our loans with other lenders.

Depreciation and Amortization Expense. We record depreciation and amortization on property and equipment used in our operations. This expense is expected to increase as we expand our business operations following the internalization of the Manager.

Provision for Credit Losses. The provision for credit losses on the loan portfolio is based on our estimate of fair value, using data primarily from reports prepared by third-party valuation firms, of the underlying collateral of the loan portfolio. Current asset values have dropped significantly in many of the areas where we have a security interest in collateral securing our loans, which has resulted in significant non-cash provisions for credit losses for the year ended December 31, 2009 and the nine months ended September 30, 2010. While we believe our current valuation allowance is sufficient to minimize future losses, we may be required to recognize additional provisions for credit losses in the future. In the absence of a change in valuation of the collateral securing our loans, our provision for credit losses is expected to increase by $1.0 million on a quarterly basis for additional unpaid property taxes applicable to the related loan collateral. Currently all of our portfolio loans are held for sale. However, we intend to actively market and sell a significant portion of or our currently-owned loans, individually or in bulk, over the 12 to 24 months as a means of raising additional capital to pursue our acquisition and origination objectives.

Impairment Charges on Real Estate Owned.  Our estimate of impairment charges on REO assets largely depends on whether the particular REO asset is held for development or held for sale. Impairment charges on REO assets consist of charges to REO assets in cases where the reduction in asset value is deemed to be other than temporary. This classification depends on various factors, including our intent to sell the property immediately or further develop and sell the property over time, and whether a formal plan of disposition has been adopted, among other factors. Real estate held for sale is carried at the lower of carrying amount or fair value, less estimated selling costs, which is primarily based on valuation reports prepared by third-party valuation firms. Reductions in the fair value of assets held for sale are recorded as impairment charges. Real estate held for development is carried at the transferred fair value upon foreclosure, less cumulative impairment charges. Impairment charges on real estate owned assets consist of charges to REO assets in cases where the estimated future undiscounted cash flows of the property is below current carrying value and the reduction in asset value is deemed to be other than temporary. Asset values have continued to drop following foreclosure of the related items in many of the areas where we hold real estate, which has resulted in impairment losses on our REO assets. We may also be required to recognize additional impairment losses on our REO assets if our disposition plan for such assets change from held for development to held for sale, or if such assets are disposed of below their current carrying values. If management undertakes a specific plan to dispose of REO assets within twelve months and the real estate is transferred to held for sale status, the fair value of the real estate may be less than the estimated future undiscounted cash flows of the property when the real estate was held for development, and that difference may be material. Currently, only a limited amount of our REO assets are being held for sale in our financial statements. However, we intend to actively market and sell these REO assets, individually or in bulk, over the next 12 to 24 months as a means of raising additional capital to pursue our acquisition and origination objectives.

Going Concern, Liquidity and Capital Resources. The amount we are able to invest in our target assets depends on our liquidity and access to capital. We expect the proceeds from the disposition of REO assets, recent liquidity events, including the sale of certain loans and real estate held for sale, will provide the liquidity necessary to operate our business. Based on our operating plans, we believe that our cash and cash equivalents, coupled with our liquidity derived from debt we have secured and intend to secure and the marketing and sale of existing assets, will allow us to fund operations over the next 12 months. Our ability to grow revenues will depend in part on our success in accessing additional debt and equity capital for investment.

Revenues (amounts in thousands)
	Nine Months Ended September 30,				Three Months Ended September 30,
Revenues	2009	2010	$ Change	% Change	2009	2010	$ Change	% Change
Mortgage Loan Income	$20,256	$1,112	$(19,144)	(94.5)%	$2,697	$156	$(2,541)	(94.2)%
Rental Income	379	1,243	864	228.0%	378	410	32	8.5%
Investment and Other Income	115	427	312	271.3%	80	274	194	242.5%
Total Revenue	$20,750	$2,782	$(17,968)	(86.6)%	$3,155	$840	$(2,315)	(73.4)%

Mortgage Loan Income

During the nine months ended September 30, 2010, income from mortgage loans was $1.1 million, a decrease of $19.1 million, or 94.5%, from $20.3 million for the nine months ended September 30, 2009.  During the three months ended September 30, 2010, income from mortgage loans was $0.2 million, a decrease of $2.5 million, or 94.2%, from $2.7 million for the three months ended September 30, 2009.

The year-over-year decrease in mortgage loan income is attributable to the decrease in the income-earning portion of our loan portfolio. While the total loan portfolio was $607.5 million at September 30, 2009, as compared to $490.9 million at September 30, 2010, the income-earning asset balance decreased significantly from $102.8 million to $10.3 million for the same periods, respectively. Additionally, the average portfolio interest rate (including performing and non-performing loans) was 11.56% per annum at September 30, 2009, as compared to 11.27% per annum at September 30, 2010.  As of September 30, 2010, 36 of our 43 portfolio loans were in non-accrual status, as compared to 43 out of 58 loans at September 30, 2009.  As such, in the absence of acquiring or originating new loans, we anticipate a further decrease in mortgage income in future periods. During the three months ended September 30, 2010, in connection with the sale of certain loans and REO assets, we financed three new loans with an aggregate principal balance of $3.3 million and a weighted-average interest rate of 7.26%.

Rental Income

During the nine months ended September 30, 2010, we recognized rental income of $1.2 million and $0.4 million in the corresponding period in 2009, an increase of $0.9 million or 228.0%. During the three months ended September 30, 2010 and 2009, rental income was relatively flat at $0.4 million. Rents and other income resulted from the foreclosure of a loan in third quarter of 2009 that was secured by an operating medical office building. We anticipate an increase in rental income as the occupancy level of the property improves.

Investment and Other Income

During the nine months ended September 30, 2010, investment and other income was $0.4 million, an increase of $0.3 million or 271.3%, from $0.1 million for the nine months ended September 30, 2009.  During the three months ended September 30, 2010, investment and other income was $0.3 million, as compared to $0.1 million for the three months ended September 30, 2009, an increase of $0.2 million or 242.5%. The net increase in investments and other income is directly attributable to an increase in the average amount of cash available for short-term investment coupled with interest earned on a note receivable from a tenant for tenant improvements made on one of our operating properties.

Expenses (amounts in thousands)
	Nine Months Ended September 30,				Three Months Ended September 30,
Expenses:	2009	2010	$ Change	% Change	2009	2010	$ Change	% Change
Operating Expenses for Real Estate Owned	$2,534	$4,072	$1,538	60.7%	$1,194	$1,523	$329	27.6%
Professional Fees	1,830	4,587	2,757	150.7%	641	1,832	1,191	185.8%
Management Fees	481	109	(372)	(77.3)%	62	-	(62)	(100.0)%
Default and Related Expenses	579	533	(46)	(7.9)%	251	174	(77)	(30.7)%
General and Administrative Expenses	-	1,767	1,767	N/A	-	1,559	1,559	N/A
Loss on Disposal of Real Estate	-	1,058	1,058	N/A	-	58	58	N/A
Write-off of Offering Costs	-	6,150	6,150	N/A	-	6,150	6,150	N/A
Interest Expense:
Borrowings from Fund Manager	217	39	(178)	(82.0)%	115	-	(115)	(100.0)%
Borrowings on Note Payable	-	1,364	1,364	N/A	-	562	562	N/A
Total Interest Expense	217	1,403	1,186	546.5%	115	562	447	388.7%
Depreciation and Amortization Expense	283	1,012	729	257.6%	283	380	97	34.3%
Provision for Credit Losses	82,000	34,380	(47,620)	(58.1)%	82,000	6,830	(75,170)	(91.7)%
Impairment charges	8,000	13,221	5,221	65.3%	8,000	2,236	(5,764)	(72.1)%
Total Provisions and Charges	90,000	47,601	(42,399)	(47.1)%	90,000	9,066	(80,934)	(89.9)%
Total Costs and Expenses	$95,924	$68,292	$(33,782)	(35.2)%	$92,546	$21,304	$(77,392)	(83.6)%

Operating Expenses for Real Estate Owned.

During the nine months ended September 30, 2010 and 2009, operating expenses for REO assets were $4.1 million and $2.5 million, respectively, an increase of $1.5 million or 60.7%.  During the three months ended September 30, 2010 and 2009, operating expenses for REO assets were $1.5 million and $1.2 million, respectively, an increase of $0.3 million or 27.6%. The increase in operating expenses for REO assets is attributable to the increasing number of properties acquired through foreclosures, including property taxes, home owner association dues, utilities, repairs and maintenance, and other expenses attributable to such properties during the period ended September 30, 2010.

Professional Fees.

During the nine months ended September 30, 2010 and 2009, professional fees were $4.6 million and $1.8 million respectively, an increase of $2.8 million, or 150.7%.  During the three months ended September 30, 2010 and 2009, professional fees were $1.8 million and $0.6 million, respectively, an increase of $1.2 million or 185.8%. The increase in these costs is attributed to the increasing defaults and foreclosures in our loan portfolio, the cost of valuation services provided in connection with our on-going evaluation of the portfolio, increased litigation related fees and the costs of public reporting, including requirements under the Sarbanes-Oxley Act and related requirements.  Also, certain costs that the Manager elected to pay in previous periods (but was not contractually required to pay), such as public reporting costs, are now borne by us.  Additionally, we engaged the services of an outside consulting firm to assist in the determination of the specific asset disposition strategies.  The consulting firm historically received $112,000 per month for its services, which was reduced to $85,000 per month beginning September 1, 2010. The agreement was further modified in November 2010 whereby, beginning in December 2010, the monthly fixed fee will be $45,000 plus a finder’s fee equal to 1.75% of any financing proceeds secured by the consulting firm on our behalf.  Additionally, the consulting firm will be entitled to a finder’s fee equal to ½% to 1% of the value received of a merger or acquisition candidate, if any, identified by the consulting firm.  As of September 30, 2010, we accrued $0.1 million to the consulting firm for financing proceeds secured by the consulting firm in the third quarter of 2010.

Management Fees.

During the nine months ended September 30, 2010, management fee expense was $0.1 million, a decrease of $0.4 million or 77.3%, from $0.5 million for the nine months ended September 30, 2009. During the three months ended September 30, 2010, there was no management fee expense, as compared to $0.1 million for the three months end September 30, 2009.  Management fee expense as a percentage of total revenue was 3.9% and 2.3% for the nine months ended September 30, 2010 and 2009, respectively.  During the three months ended September 30, 2009 and 2010, respectively, management fee expense as a percentage of total revenue was 0.0% and 0.2%. The decrease in management fee expense for the nine months ended September 30, 2010 is directly related to the significant decline in the “Earning Asset Base” of our loan portfolio as previously described.  The increase in management fees as a percentage of total revenue is attributed to the increase in “non-earning” or non-accrual assets and the timing in which such assets entered non-accrual status, which as described above, and were removed from the asset base on which management fees were computed. With the acquisition of the Manager effective June 18, 2010, management fees will no longer be incurred.

Default and Related Expenses.

During the nine months ended September 30, 2010 and 2009, default and related expenses was relatively flat at $0.5 million for both periods.  During the three months ended September 30, 2010 and 2009, default and related expenses were $0.2 million and $0.3 million respectively, a decrease of $0.1 million or 30.7%.  Default and related expenses remained relatively flat due to the steady number of defaults and foreclosures experienced by us in 2010 as compared to 2009.

General and Administrative Expenses.

In connection with the acquisition of the Manager effective June 18, 2010, we are now responsible for various general and administrative expenses previously incurred by the Manager, including, but not limited to rents, salaries, and other operational costs.  The amount of $1.8 million reflects the actual expenses incurred for the period June 18, 2010 (date of acquisition) through September 30, 2010.  During the three months ended September 30, 2010, general and administrative expenses totaled $1.6 million, or approximately $0.5 million per month.

Loss on Disposal of Real Estate.

During the nine and three months ended September 30, 2010, we sold certain loans and REO assets for $8.7 million and $2.4 million, respectively and  recognized a net loss of $1.1 million and $0.1 million, respectively.  No such transactions occurred during the nine or three months ended September 30, 2009.

Write-off of Offering Costs.

During the nine and three months ended September 30, 2010, we wrote-off all previously capitalized incremental costs totaling $6.1 million relating to the  initial public offering and our current operations due to the postponement of the initial public offering by more than 90 days and the fact that we cannot assert that the consummation of the initial public offering is probable or that it will occur in near term,  No such transactions occurred during the nine or three months ended September 30, 2009.

Interest Expense.

Interest expense includes interest incurred in connection with loan participations issued to third parties, borrowings from the Manager and borrowings from banks. During the nine months ended September 30, 2010, interest expense was $1.4 million as compared to $0.2 million for the nine months ended September 30, 2009, an increase of $1.2 million, or 546.5%. During the three months ended September 30, 2010, interest expense was $0.6 million as compared to $0.1 million for the three months ended September 30, 2009,   an increase of $0.5 million, or 388.7%. Interest expense for the nine and three months ended September 30, 2010 was incurred in connection with the previous borrowings from the Manager and $16.9 million in notes payable, the majority of which were secured in the first two quarters of 2010.

Depreciation and Amortization Expense:

During the nine months ended September 30, 2010 and 2009, depreciation and amortization expenses were $1.1 million and $0.3 million, respectively, an increase of $0.7 million or 257.6%. This increase is due to the acquisition of an operating property we acquired through foreclosure in mid-2009.  During the three months ended September 30, 2010 and 2009, depreciation and amortization expenses were $0.4 million and $0.3 million respectively, a increase of $0.1 million or 34.3%. The increase in depreciation and amortization expenses is attributable to the aforementioned acquired property.

Provisions for Credit Losses.

Asset values have continued to drop significantly in many areas where we have a security interest in collateral securing our loans which has resulted in significant non-cash provision for credit losses during the nine months ended September 30, 2010. Based on the valuation analysis performed on our loan portfolio during the nine months ended September 30, 2010 and 2009 respectively, we recorded provision for credit losses of $34.4 million and $82.0 million.

Impairment Charges.

Asset values continued to drop significantly in many areas where we hold real estate during the nine months ended September 30, 2010. For real estate owned assets, we performed an analysis to determine the extent of impairment in valuation for such assets deemed to be other than temporary. Based on our analysis, during the nine months ended September 30, 2010 and 2009, we recorded impairment charges in the amount of $13.2 million and $8.0 million, respectively.

Unaudited Manager Fund-Related Income and Expense for the Interim Period Ended June 18, 2010

Prior to the acquisition of the Manager effective June 18, 2010, in accordance with Article 14 of the Fund’s operating agreement, the Manager received from borrowers, either directly or from loan proceeds, all revenue and fees from loan origination, processing, servicing and extension. For the nine months ended September 30, 2009 and 2010, the Manager earned origination, processing and other related fees of approximately $9.4 million and $23,000, respectively, substantially all of which were earned on loans funded by the Fund.

Effective October 1, 2008, we, among other things, suspended funding of new loans (although we may finance new loans in connection with the sale of collateral under existing loans or the sale of REO assets). As substantially all of our loans were originated by the Manager, the Manager’s primary revenue source was also suspended. Due to the state of the United States economy and the real estate and credit markets, we cannot predict when loan originations and funding will re-commence, or whether, once commenced, our loan activity will return to historical levels, if ever.

In addition, prior to our acquisition of the Manager, our overhead and certain operating expenses were paid by the Manager, pursuant to the operating agreement. Such costs include payroll and direct costs associated with loan origination or related activities, as well as Member development and operations and other general overhead costs. Based on our estimates, during the nine and three months ended September 30, 2010 and 2009, respectively, the Manager incurred Fund-related expenses as follows (in thousands):

	January 1 through	9 months ended	Three months ended
	June 18	September 30	September 30	September 30
Fund-related Expenses Paid by Manager:	2010	2009	2010	2009
Operations-related expenses	$1,698	$3,441	$-	$423
Origination-related expenses	963	1,952	-	240
Total	$2,661	$5,393	$-	$663

The reduction in expenses from the three months ended September 30, 2010 as compared to the same period in 2009 is attributable to the reduction in lending activities and cost cutting measures employed by the Manager.

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

Average Loan Size

During the year ended December 31, 2009, we funded one new loan during the first quarter of 2009, totaling $0.4 million, in connection with the financing of a sale of certain collateral by an existing borrower to an unrelated party and in the fourth quarter of 2009, we restructured certain loans for a borrower exiting bankruptcy.  During the nine months ended September 30, 2010, we originated three new loans totaling $3.1 million in connection with the financing of certain loan and REO asset sales.   Aside from these transactions, no new loans were originated during the remainder of 2009 or during the nine months ended September 30, 2010.  At December 31, 2009, the average principal balance for performing loans was $2.4 million, as compared to $1.5 million at September 30, 2010. The decrease in average note balance is a result of the majority of the loan portfolio that is in non-accrual status as of December 31, 2009 and September 30, 2010.

Geographic Diversification

While a large percentage of mortgage loans are supported by collateral that is located in Arizona and California, we also currently have loans in New Mexico, Idaho, and Utah, and previously in Texas and Nevada. As of December 31, 2009 and September 30, 2010, respectively, the geographic concentration of loan outstanding principal balances by state is as follows (in thousands except percentages and unit data):

	December 31, 2009					September 30, 2010
	Oustanding	Allowance for	Net Carrying			Oustanding	Valuation	Net Carrying
	Principal	Credit Loss	Amount	Percent	#	Principal	Allowance	Amount	Percent	#
Arizona	$281,492	$(162,639)	$118,853	55.5%	26	$251,287	$(153,288)	$97,999	62.8%	19
California	181,390	(120,829)	60,561	28.3%	20	177,053	(136,431)	40,622	26.0%	19
New Mexico	5,241	(1,094)	4,147	1.9%	2	5,260	(1,985)	3,275	2.1%	2
Texas	11,102	(4,272)	6,830	3.2%	3	-	-	-	0.0%	0
Idaho	49,594	(38,981)	10,613	5.0%	2	49,637	(43,177)	6,460	4.2%	2
Nevada	7,984	(2,613)	5,371	2.5%	1	-	-	-	0.0%	0
Utah	7,645	-	7,645	3.6%	1	7,645	-	7,645	4.9%	1
Total	$544,448	$(330,428)	$214,020	100.0%	55	$490,882	$(334,881)	$156,001	100.0%	43

The concentration of our loans in California and Arizona, areas in which values have been severely impacted by the decline in the real estate market, totals 83.8% at December 31, 2009 and 90.0% at September 30, 2010. We have stopped funding new loans and, as a result of this and other factors, our ability to geographically diversify our loans is significantly impaired.  The change in the geographic diversification of our loans is primarily attributed to the foreclosure and transfer of loans to REO assets.

Interest Rate Information

Our loan portfolio includes loans that carry variable or fixed interest rates.   We invest in both fixed and variable interest rate loans. As of September 30, 2010, we held 43 loans, 21 of which were variable rate loans and 22 of which were fixed rate loans. Thirty-six of these loans are non-performing loans for financial reporting purposes (although not all such loans are necessarily in technical default under the loan terms), for which we are actively pursuing enforcement on the loans as well as judgments against personal guarantors of such loans, when applicable.

•
Variable Interest Rate:  All variable interest rate loans are indexed to the Prime rate with interest rate floors. At December 31, 2009 and September 30, 2010, the Prime rate was 3.25% per annum, respectively.  As of December 31, 2009 and September 30, 2010, the weighted average contractual interest rates on our variable rate loans (including loans in non-accrual status) was Prime plus 9.63% and Prime plus 9.74%, respectively. At September 30, 2010, 44.5% of our portfolio consisted of variable rate loans, as compared to 49.6% at December 31, 2009. The decrease in the percentage of variable rate loans in the portfolio is primarily attributed to the foreclosure of such loans during the year ended December 31, 2010. The weighted average interest rate on variable rate loans was 13.05% per annum and 12.88% per annum at September 30, 2010 and December 31, 2009, respectively. The slight increase in the average variable rate at September 30, 2010 as compared to December 31, 2009 is attributed to the foreclosure of lower variable rate loans.

At September 30, 2010 and December 31, 2009, all variable rate loans outstanding had an interest rate floor and no ceiling interest rates. Accordingly, if the Prime interest rate increases during the life of the loans and such loans were performing, interest rates on substantially all these loans would adjust upward.  Conversely, as the Prime interest rate decreases, the interest rates on such loans do not decline below the floor rates, which is typically the original interest rate at the time of origination. For the impact of pro forma increases or decreases in the Prime rate, see the discussion of “Quantitative and Qualitative Disclosures about Market Risk” located elsewhere in this Form 10-Q.

•
Fixed Interest Rate:  At September 30, 2010, 55.5% of our portfolio consisted of fixed rate loans, as compared with 50.4% at December 31, 2009. The increase in the percentage of fixed rate loans in the portfolio is attributed to the modification of certain loans as fixed rate loans that were previously variable rate. The average interest rate on fixed rate loans as of September 30, 2010 and December 31, 2009was 9.85% and 9.84%, respectively. The weighted average interest in rates between these periods remained consistent.

 A substantial portion of our loans are in default or in non-accrual status as of September 30, 2010 and December 31, 2009. The following table summarizes our outstanding principal balances (including non-accrual loans), net of the allowance for credit loss, as of December 31, 2009 and September 30,2010, respectively, provided by the contractual loan terms for fixed and variable interest rates (in thousands except percentages and unit data):

	December 31, 2009			September 30, 2010
	Fixed	Variable	Total	Fixed	Variable	Total
	Rate	Rate	Loan	Rate	Rate	Loan
	Loans	Loans	Portfolio	Loans	Loans	Portfolio

Total Principal Outstanding	$274,263	$270,185	$544,448	$272,372	$218,510	$490,882
Less Allowance for Credit Loss /
Valuation Allowance			(330,428)			(334,881)
Net Principal Outstanding			$214,020			$156,001
% of Portfolio	50.4%	49.6%	100.0%	55.5%	44.5%	100.0%
Weighted Average Rate	9.84%	12.88%	11.34%	9.85%	13.05%	11.27%
Number of Loans	23	32	55	22	21	43
Average Principal Balance	$11,924	$8,443	$9,899	$12,381	$10,405	$11,416

As of September 30, 2010, the valuation allowance totaled $333.1 million (all of which relates to mortgage loans held for sale), representing 67.8% of the total loan principal balances. As of December 31, 2009, the allowance for credit loss totaled $330.4 million (of which $328.0 million relates to mortgage loans held to maturity and $2.4 million relates to mortgage loans held for sale), representing 60.7% of the total loan portfolio principal balances. See the heading entitled “Borrower and Borrower Group Concentrations” for additional information

Concentration by Category based on Collateral’s Development Status

A summary of outstanding principal balances on our portfolio loans by development status of the underlying collateral as well as by expected end-use of the underlying collateral, as of December 31, 2009 and September 30, 2010, respectively, is presented in Note 4 of the accompanying financial statements under the heading entitled “Loan Classifications”.

Unless loans are modified and additional loan amounts advanced to allow a borrower’s project to progress to the next phase of the project’s development, the classifications of our loans generally do not change during the loan term. Thus, in the absence of funding new loans, we generally do not expect material changes between loan categories with the exception of changes resulting from foreclosures. Nevertheless, in several cases, our borrowers have slowed or halted the level of development from what was originally anticipated as a result of the material macroeconomic events in the real estate and credit markets. Risks relative to this lack of development include the possibility of losing entitlements previously secured, the inability to secure take-out financing, increased carrying costs, as well as the uncertainty of the recovery of the real estate markets generally, all of which have led to loan defaults by most of our borrowers. We expect these loan defaults to continue and they may ultimately lead to the foreclosure of such loans.

We estimate that as of September 30, 2010, approximately 60% of the valuation allowance is attributable to residential-related projects, 39% to mixed use projects and 1% to commercial and industrial projects.

Borrower and Borrower Group Concentrations

Our investment policy provides that no single loan should exceed 10% of the total of all outstanding loans and that aggregate loans outstanding to one borrower or borrower group should not exceed 20% of the total of all outstanding loans. Following the origination of a loan, however, a single loan or the aggregate loans outstanding to a borrower or borrower group may exceed those thresholds as a result of changes in the size and composition of our overall portfolio. As of December 31, 2009, there was one borrower whose outstanding principal totaled $69.1 million which was approximately 12.7% of our total mortgage loan principal balance outstanding (although at the time of origination, the aggregate principal balance on these loans were less than 10% of the total mortgage principal balance outstanding), and accounted for 15.0% of mortgage interest income during the year ended December 31, 2009. In addition, as of December 31, 2009, there was one borrowing group, whose aggregate outstanding principal totaled $97.9 million which was approximately 18.0% of our total mortgage loan principal balance outstanding (although at the time of origination, the principal balances on these loans were less than 10% of the total mortgage principal balance outstanding) and collectively accounted for 21.7% of mortgage interest income during the year ended December 31, 2009. In addition, during the year ended December 31, 2009, one loan accounted for 12% of total mortgage interest income. This loan was foreclosed upon in July 2009.

As of September 30, 2010, there was one borrower whose outstanding principal totaled $69.1 million which was approximately 14.1% of our total mortgage loan principal balance outstanding and is classified as pre-entitled land – processing entitlements. In addition, there was one borrowing group whose aggregate outstanding principal aggregated $99.4 million, representing approximately 20.3% of our total mortgage loan principal balance outstanding, which consisted of a $57.5 million loan classified as construction and existing structures – improvements and a $41.9 million loan classified as entitled land – infrastructure under construction.  Finally, there was an additional borrowing group whose outstanding principal aggregated $55.0 million, representing 11.2% of our total mortgage loan principal balance outstanding, which consisted of nine loans classified as pre-entitled or entitled land.  Each of these loans was in non-accrual status as of December 31, 2009 and September 30, 2010 due to the shortfall in the combined current fair value of the underlying collateral for such loans, and we recognized no mortgage interest income for these loans during the nine months ended September 30, 2010. However, three other loans from one borrower group, one of which has been paid off and the other two have principal balances totaling $1.2 million at September 30, 2010, accounted for approximately 30.0% of total mortgage interest income during the nine months ended September 30, 2010.  Additionally, three other loans with outstanding principal balances of $13.5 million at September 30, 2010, accounted for approximately 49.2% of total mortgage income during the nine months ended September 30, 2010.

Changes in the Portfolio Profile – Loans in Default Scheduled Maturities

The following table summarizes the near term scheduled maturities of our mortgage loans as of September 30, 2010, net of the valuation allowance (in thousands except percentages and unit data):

September 30, 2010
Quarter	Amount	Percent	#
Matured	$347,233	70.8%	31
Q4 2010	4,206	0.9%	1
Q1 2011	1,617	0.3%	1
Q2 2011	1,173	0.2%	2
Q3 2011	1,100	0.2%	1
Q4 2011	33,916	6.9%	3
Q1 2012	2,000	0.4%	1
Q3 2012	99,423	20.3%	2
Q3 2013	214	0.0%	1
Total	490,882	100.0%	43
Less: Valuation Allowance	(334,881)

Net Carrying Value	$156,001

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

Loan Modifications

 The following tables present various summaries of our loan modifications made on a quarterly basis for the periods indicated below:

				Outstanding Funding				Average Loan Term
		Outstanding Principal		Commitment		Average Interest Rate		(Months)		Weighted Avg Int
Period of	# of	Pre-	Post-	Pre-	Post-	Pre-	Post-	Pre-	Post-	Pre-	Post-
Modification	Loans	Modification	Modification	Modification	Modification	Modification	Modification	Modification	Modification	Modification	Modification
	(dollar amounts in thousands)
Q4 2008	4	$81,802	$89,045	$5,296	$5,296	12.88%	12.06%	11.25	17.00	13.78%	13.71%
Q1 2009	5	59,228	64,785	14,328	14,328	12.15%	10.35%	9.20	19.00	11.52%	8.57%
Q2 2009	3	51,103	52,412	2,093	1,241	12.08%	12.25%	10.00	19.00	11.72%	12.10%
Q3 2009	7	114,421	117,244	7,134	4,908	11.39%	10.11%	13.29	29.29	10.23%	8.63%
Q4 2009	4	44,211	44,437	916	14,025	12.30%	10.00%	15.80	18.50	12.64%	5.51%
Q1 2010	2	8,282	8,359	74	662	10.00%	10.00%	4.50	13.50	11.47%	11.47%
Q2 2010	2	956	956	-	-	10.00%	11.50%	12.00	27.50	10.00%	11.50%
Q3 2010	-	-	-	-	-	-	-	-	-	-	-
Totals	27	$360,003	$377,238	$29,841	$40,460

			Loan Status		Loan Category
							Construction &
	Principal	# of	#	# Non-	Pre-entitled	Entitled	Existing
Period	Outstanding	Loans	Performing	Performing	Land	Land	Stuctures
	(millions)
Q4 2008	$89.1	4	4	—	1	3	—
Q1 2009	64.8	5	5	—	—	3	2
Q2 2009	52.4	3	1	2	—	3	—
Q3 2009	117.2	7	4	3	—	6	1
Q4 2009	44.4	4	3	1	—	4	—
Q1 2010	8.4	2	1	1	—	2	—
Q2 2010	1.0	2	2	0	—	—	2
Q3 2010	-	0	0	0	—	—	-
Total loans	$377.3	27	20	7	1	21	5

			Interest	Interest	Additional	Borrower
	Principal	Number	Rate	Reserves	Collateral	Prefunded
Period	Outstanding	of Loans	Changes	Added	Taken	Interest
	(millions)
Q4 2008	$89.1	4	1	2	1	0
Q1 2009	64.8	5	2	0	0	1
Q2 2009	52.4	3	1	0	0	0
Q3 2009	117.2	7	3	0	1	2
Q4 2009	44.4	4	1	1	0	2
Q1 2010	8.4	2	0	0	0	0
Q2 2010	1.0	2	2	0	0	2
Q3 2010	-	0	0	0	0	0
Total loans	$377.3	27	10	3	2	7

	September 30, 2010
	Amount
	(in thousands)%		#
Loans Not Modified and Currently Matured	$347,233	71%	31
Loans Modified to Extend Maturity	101,943	21%	5
Original Maturity Date Not Reached	41,706	8%	7
Total Loan Principal	$490,882	100%	43

Real Estate Held for Development or Sale

REO assets are reported as either held for development or held for sale, depending on whether we plan to develop such assets prior to selling them or instead sell them immediately. The estimation process involved in the determination of fair value of REO assets is inherently uncertain since it requires estimates as to the consideration of future events and market conditions. Our estimate of fair value is based on our intent regarding the proposed development of the related asset, if deemed appropriate, as opposed to a sale of such property on an as-is basis. In such cases, we evaluate whether we will have the intent, resources and ability to carry out the execution of our disposition strategy under normal operating circumstances, rather than a forced disposition under duress. Economic, market, environmental and political conditions, such as exit prices and absorption rates, may affect management’s plans for development and marketing of such properties. In addition, the implementation of such plans could be affected by the availability of financing for development and construction activities, if such financing is required. Accordingly, the ultimate realization of our carrying values of our real estate properties is dependent upon future economic and market conditions, the availability of financing, and the resolution of political, environmental and other related issues, many of which are beyond our control.

We utilize an asset management function to manage the activities of any projects acquired through foreclosure or by other means. Additionally, during the year ended December 31, 2009, we engaged the services of an outside asset management consulting firm to assist us in the determination of our specific asset disposition strategy. The consulting firm received $112,000 per month for its service, through August 2010.  Effective September 1, 2010, this fee was reduced to $85,000 per month.  Services rendered under this agreement include the preparation of analyses to evaluate various alternatives to determine the highest and best use for the development and ultimate liquidation of the projects. The agreement was further modified in November 2010 whereby, beginning in December 2010, the monthly fixed fee will be $45,000 plus a finder’s fee equal to 1.75% of any financing proceeds secured by the consulting firm on our behalf.  Additionally, the consulting firm will be entitled to a finder’s fee equal to ½% to 1% of the value received of a merger or acquisition candidate, if any, identified by the consulting firm.  As of September 30, 2010, we accrued $0.1 million to the consulting firm for financing proceeds secured by the consulting firm in the third quarter of 2010.

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

At December 31, 2009, we held total REO assets of $104.2 million, of which $92.1 million was held for development and $12.1 million was held for sale. During 2009, we sold various individual residential units held in our real estate portfolio for approximately $1.1 million which approximated the carrying value of such assets. At September 30, 2010, we held total REO assets of $109.3 million, of which $71.3 million was held for development and $38.0 million was held for sale. During the nine months ended September 30, 2010, we foreclosed on ten loans and took title to the underlying collateral with net carrying values totaling $25.4 million as of September 30, 2010. Additionally, we acquired an additional lot held for sale in connection with the acquisition of the Manager with a fair value of $39,000. All REO assets held by us are located in California, Arizona, Texas, Minnesota and Nevada.

Costs related to the development or improvements of the real estate assets are generally capitalized and costs relating to holding the assets are generally charged to expense. Cash outlays for capitalized development costs totaled $2.4 million and $0.7 million during the nine months ended September 30, 2009 and 2010, respectively. In addition, costs and expenses related to operating, holding and maintaining such properties, which were expensed and included in operating expenses for REO assets in the accompanying consolidated statement of operations, totaled approximately $2.5 million and $4.1 million for the nine months ended September 30, 2009 and 2010, respectively, and $1.2 million and $1.5 million for the three months ended September 30, 2009 and 2010, respectively. During the nine months ended September 30, 2010, we sold certain REO assets for $6.8 million resulting in a net loss on disposal of real estate of $1.2 million.  The nature and extent of future costs for such properties depends on the level of development undertaken, the number of additional foreclosures and other factors. While our assets are generally available for sale, we continue to evaluate various alternatives for the ultimate disposition of these investments, including partial or complete development of the properties prior to sale or disposal of the properties on an as-is basis. As of September 30, 2010, approximately 42% of our REO assets were originally projected for development of residential real estate, 19% was scheduled for mixed used real estate development and 39% was planned for commercial use. We are currently evaluating our use and disposition options with respect to these projects. The real estate held for sale consists of improved residential lots, completed residential units and medical facilities located in Arizona and Texas.

The following table presents a summary of REO assets held by us as of December 31, 2009 and September 30, 2010, respectively, by state (in thousands except unit data):

	December 31, 2009				September 30, 2010
	Held For Development		Held for Sale		Held For Development		Held for Sale
	# of	Aggregate Net	# of	Aggregate Net	# of	Aggregate Net	# of	Aggregate Net
State	Projects	Carrying Value	Projects	Carrying Value	Projects	Carrying Value	Projects	Carrying Value
California	3	$9,644	-	$-	1	$4,810	2	$1,661
Texas	3	39,326	-	-	2	28,557	4	11,832
Arizona	6	31,485	4	12,082	7	26,178	15	18,136
Minnesota	1	11,694	-	-	2	11,713	-	-
Nevada	-	-	-	-	-	-	1	6,419
Total	13	$92,149	4	$12,082	12	$71,258	22	$38,048

Important Relationships Between Capital Resources and Results of Operations

Mortgage Loans, Participations and Loan Sales

With the consummation of the Conversion Transactions, we believe that certain loans are likely to be sold or participated in the future. While we expect that any future loan participations or loan sales will also occur at or near par, due in part to current market conditions, there can be no assurance that this will be the case. In light of current economic conditions, it may be necessary for us to employ alternative structures for loan participations and loan sales and they may be relatively less attractive to us.

Annualized Rate of Return to Members on Distributions

We suspended distribution to members in the second quarter of 2009.  As such, there were no distributions or dividends paid during the nine months ended September 30, 2010. The annualized yield based on distributions made to members was 2.1% and 0.0% for the nine and three months ended September 30, 2009, respectively. The annualized yield was computed by dividing the sum of the weighted average monthly yield, based on gross distributions made to members of the Fund, by the number of days in the respective period, and multiplying the result by 365 days.

Summary of Existing Loans in Default

Loans in default balances encompass both non-accrual loans and loans for which we are still accruing income, but are delinquent as to the payment of accrued interest or are past scheduled maturity.  At December 31, 2009, 50 of our 55 loans with outstanding principal balances totaling $532.0 million were in default, of which 34 with outstanding principal balances totaling $347.1 million were past their respective scheduled maturity dates, and the remaining 16 loans were in default as a result of delinquency on outstanding interest payments or have been deemed non-performing based on value of the underlying collateral in relation to the respective carrying value of the loan. At September 30, 2010, 36 of our 43 loans with outstanding principal balances totaling $480.6 million were in default, of which 31 with outstanding principal balances totaling $347.2 million were past their respective scheduled maturity dates and the remaining 5 loans were in default as a result of delinquency on outstanding interest payments or have been deemed non-performing based on value of the underlying collateral in relation to the respective carrying value of the loan. In light of current economic conditions and in the absence of a recovery of the credit markets, it is anticipated that many, if not most, loans with scheduled maturities within one year will not be paid off at the scheduled maturity. One of the loans previously in non-accrual status during the year ended December 31, 2009, in which we were a participating lender with a principal balance totaling $6.3 million, was foreclosed upon by us in the fourth quarter of the year ended December 31, 2009.

During the nine months ended September 30, 2010, we foreclosed on ten loans with net carrying values of $25.4 million. We are currently exercising enforcement action which could lead to foreclosure by us upon 27 of the 36 loans in default as of September 30, 2010. With respect to the loans upon which we are exercising enforcement action, we expect to complete the foreclosure process on the majority of such loans over the next six months.

Two loans that were previously in non-accrual status in the year ended December 31, 2009, with principal balances totaling $28.5 million, related to a bankruptcy of the borrower and were consolidated into one loan in connection with the approved plan of reorganization and the loan terms were restructured in the fourth quarter of 2009. The loan restructure did not result in any forgiveness of principal or accrued interest. However, due to the value of the underlying collateral in relation to loan principal for this collateral-based loan, we have deemed it appropriate to keep this restructured loan in non-accrual status as of December 31, 2009 and September 30, 2010.

As of September 30, 2010, five loans that are in non-accrual status relate to two borrowing groups that are not in technical default under the loan terms. However, due to the value of the underlying collateral for these collateral dependent loans, we have deemed it appropriate to maintain these loans in non-accrual status.

We are continuing to work with the borrowers with respect to the remaining four loans in default in order to seek to maintain the entitlements on such projects and, thus, the value of our existing collateral. However, such negotiations may result in a payoff of an amount that is below our loan principal and accrued interest, and that discounted payoff may be materially less than the contractual principal and interest due. Generally, the allowance for credit loss contemplates the potential loss that may occur as a result of a payoff of the loan at less than its contractual balance due. We are considering our preferred course of action with respect to all remaining loans. However, we have not commenced enforcement action on these other loans thus far.

Of the principal balances in default as of September 30, 2010, as a percent of the total: approximately 32% has been in default status since December 31, 2008; approximately 13% has been in default status since March 31, 2009; approximately 39% has been in default status since June 30, 2009; 2% has been in default status since September 30, 2009; 12% has been in default status since December 31, 2009; 1% has been in default since March 31, 2010; 0.3% has been in default status since June 30, 2010 and 0.7% entered default status during the quarter ended September 30, 2010.

At September 30, 2010, all 36 loans in default were in non-accrual status. Total contractual interest due under the loans classified in non-accrual status was $43.3 million, of which $3.2 million is included in accrued interest receivable on the balance sheet, and $40.1 million has not been recognized as income by us. Excluding loans whose maturity has not been reached as of September 30, 2010, loans in default were past their scheduled maturities between one and 1,057 days as of September 30, 2010.

The geographic concentration of loans in default, net of the allowance for credit loss or valuation allowance, at December 31, 2009 and September 30, 2010 is as follows:

	December 31, 2009
	Percent of						Non-Accrued
	Outstanding		Outstanding	Allowance for	Net Carrying	Accrued	Note
	Principal	#	Principal	Credit Loss	Amount	Interest	Interest	Total
Arizona	52.3%	23	$278,306	$(162,282)	$116,024	$5,362	$13,723	$135,109
Idaho	9.3%	2	49,594	(38,981)	10,613	1,948	5,993	18,554
California	33.8%	19	179,773	(120,829)	58,944	3,959	18,349	81,252
Texas	2.1%	3	11,102	(4,272)	6,830	427	1,170	8,427
Nevada	1.5%	1	7,984	(2,613)	5,371	319	957	6,647
New Mexico	1.0%	2	5,240	(1,094)	4,146	-	586	4,732
	100.0%	50	$531,999	$(330,071)	$201,928	$12,015	$40,778	$254,721

	September 30, 2010
	Percent of						Non-Accrued
	Outstanding		Outstanding	Valuation	Net Carrying	Accrued	Note
	Principal	#	Principal	Allowance	Amount	Interest	Interest	Total
Arizona	51.4%	14	$246,801	$(153,257)	$93,544	$(2,609)	$16,761	$107,696
Idaho	10.3%	2	49,637	(43,178)	6,459	1,948	4,493	12,900
California	35.6%	17	171,230	(136,431)	34,799	3,770	17,915	56,484
New Mexico	1.1%	2	5,260	(1,985)	3,275	(16)	445	3,704
Utah	1.6%	1	7,645	-	7,645	153	460	8,258
	100.0%	36	$480,573	$(334,851)	$145,722	$3,246	$40,074	$189,042

The concentration of loans in default by loan classification as of September 30, 2010 is as follows:

							Non-
	Percent of						Accrued
	Outstanding		Outstanding	Valuation	Net Carrying	Accrued	Note
	Principal	#	Principal	Allowance	Amount	Interest	Interest	Total
Pre-entitled Land	41.4%	10	$198,728	$(167,604)	$31,124	$6,380	$18,947	$56,451
Entitled Land	34.5%	15	165,613	(139,926)	25,687	1,590	15,905	43,182
Construction	24.2%	11	116,232	(27,321)	88,911	(4,724)	5,222	89,409
	100.0%	36	$480,573	$(334,851)	$145,722	$3,246	$40,074	$189,042

Of our loans in default at December 31, 2009, 50% of the loan principal balances related to residential end-use projects, 33% related to mixed-use projects, and 17% related to commercial and industrial projects. Of our portfolio loans in default at September 30, 2010, 53% of such loan principal balances related to residential end-use projects, 32% related to mixed-use projects, and 15% related to commercial and industrial projects. Other than as discussed in the foregoing paragraphs, the seven remaining performing loans in our portfolio, with principal balances totaling $10.3 million were current as of September 30, 2010 to principal and interest payments.

A summary of loans that meet the definition for impaired loans is presented in Note 4 of the accompanying financial statements under the heading entitled “Loans in Default and Impaired Loans”. There were no material changes in such balances from December 31, 2009 to September 30, 2010.

Allowance for Credit Loss / Valuation Allowance and Fair Value Measurement

As discussed in our Significant Accounting Policies of our previously filed Annual Report on Form 10-K/A, we perform a valuation analysis of our loans not less frequently than quarterly.

In considering the highest and best use for individual mortgage loans, we first consider whether the asset is considered “in use” as opposed to “in exchange”. Due to the nature of the underlying collateral of our loans and the development status of such projects, substantially all of our assets are deemed to be “in exchange” assets for purposes of determining highest and best use.

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

In the third quarter of 2009, given recent sales activity and the on-going volatility in the real estate markets, we engaged an independent third-party valuation firms and other consultants to assist with the analysis of fair value of the collateral supporting our loans as of September 30, 2009, which was then updated for financial reporting as of December 31, 2009.  During the quarter ended June 30, 2010, we re-engaged independent third-party valuation firms to provide complete updated valuation reports for the majority of our loans.    For the quarter ended September 30, 2010, we obtained a letter from our third-party valuation firm concluding there was no material diminution in the fair value indications reported for the properties valued at June 30, 2010.  Additionally, for the quarter ended September 30, 2010, we engaged a separate third-party valuation firm to perform valuations on the remaining portfolio.

The following is a summary of the procedures performed in connection with our fair value analysis as of and for the year ended December 31, 2009 and for the nine months ended September 30, 2010:

1.
We reviewed the status of each of our loans to ascertain the likelihood that we will collect all amounts due under the terms of the loans at maturity based on current real estate and credit market conditions.

2.	With respect to our loans whose collection was deemed to be unlikely, we reviewed the portfolio to ascertain when the latest valuation of the underlying collateral was performed.

3.
We subjected all of our loans to independent third-party valuation as of September 30, 2009, (with a review and update of such valuations provided through December 31, 2009), to determine whether any material changes in industry or economic conditions warranted a change in the valuation conclusions formed since the date of our last valuation.  As of June 30, 2010, we subjected 74% of our outstanding loans to independent third-party valuation.  The remaining 26% was subject to independent third-party valuation during the quarter ended September 30, 2010.

4.
For the year ended December 31, 2009 and for the quarter ended September 30, 2010, we utilized the services of Cushman & Wakefield, a nationally recognized valuation firm, and other valuation firms to perform a valuation analysis for the selected projects. Cushman & Wakefield valued approximately 89% of the outstanding principal balance of our loan portfolio at December 31, 2009 while other valuation firms valued the remaining 11%. At June 30, 2010, Cushman & Wakefield valued 73% of the portfolio and 1% of the portfolio was valued by another third-party valuation firm. For those 26% of valuations performed by valuation firms other than Cushman & Wakefield, we engaged Cushman & Wakefield to perform a review of the valuations and reports.

5.
For projects in which we have received a bona fide written third-party offer to buy our loan, or the borrower has received a bona fide written third-party offer to buy the related project, we utilized the offer amount in cases in which the offer exceeded the valuation conclusion reached by the independent valuation firms. Such offers are only considered if we deem the offer to be valid, reasonable and negotiable, and we believe the offeror has the financial wherewithal to execute the transaction. When deemed appropriate, the offers received were discounted by up to 20% to allow for potential changes in our on-going negotiations.

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

As of December 31, 2009 and September 30, 2010, the highest and best use for the majority of real estate collateral subject to third-party valuation was deemed to be held for investment and/or future development, rather than being subject to immediate development and/or sale. In determining fair value as of December 31, 2009, we utilized the “as is” sales comparable valuation methodology for 31 assets, the development approach for six assets, the income capitalization approach for four assets, and the cost approach for two assets, and we utilized offers received from third parties to estimate fair value for the remaining 14 assets. In determining fair value as of September 30, 2010, we utilized the “as is” sales comparable valuation methodology for 32 assets, the development approach for 6 assets, the income capitalization approach for 3 assets, and we utilized offers received from third parties to estimate fair value for the remaining 2 assets. We selected a fair value within a determinable range as provided by the valuation firm.

For certain assets, as of December 31, 2009, we supplemented our analysis by utilizing a risk-adjusted cash flow model commonly used in our industry based on certain assumptions and market participant inputs to determine fair value, which presumed a development approach as highest and best use for such projects. To evaluate the collateral relating to these projects, we performed different procedures depending on the stage of the collateral, which are described below along with a summary of key assumptions utilized in our evaluations of fair value were as follows:

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

•
Based on the resulting net cash flows derived from the utilization of the above assumptions, we applied risk-adjusted annual discount rates ranging from 10.5% to 30% for December 31, 2009 and September 30, 2010, respectively to the net cash flows, depending on the projected build-out term, the project type, the location and assumed project risk.

All of our loans were subject to valuation by independent third-party valuation firms and all of the valuation reports were delivered to us within 45 days of the reporting period. During the quarters ended December 31, 2009 and September 30, 2010, in the event of a change in circumstances from the prior period valuation, we updated our assessment of certain loans and obtained certain updated valuations as a result of the change in circumstances. Additionally, we obtained updated third-party offers and considered other changes to the status of underlying collateral.

Selection of Single Best Estimate of Value for Loans

As previously described, we obtained valuation reports from third-party valuation specialists for the underlying collateral of each of our loans in 2009 and all such loans during the quarters ended June 30, 2010 and September 30, 2010. Because all of our loans are collateral dependent, each loan’s impairment amount is based on the fair value of its underlying collateral less cost to sell. The valuation reports provided a range of values for the collateral valued rather than a single point estimate because of variances in the potential value indicated from the available sources of market participant information. The selection of a value from within a range of values depends upon specific market conditions for each property valued and its stage of entitlement or development. In addition to third-party valuation reports, we utilized recently received bona fide purchase offers from independent third-party market participants that were higher than the high-end of the third-party specialist’s range of values. In selecting the single best estimate of value, we considered the information in the valuation reports, credible purchase offers received, as well as multiple observable and unobservable inputs as described below.

December 31, 2009 Selection of Single Best Estimate

Our December 31, 2009 valuation assessments were based on updated market participant information and other data points, which in our judgment provided less uncertainty than the market participant data that was available at December 31, 2008. The updated information and our analysis of the collateral indicated a slight improvement in market conditions and corresponding increase in real estate values. As a result, for the valuation ranges on 41 of the 55 loans obtained as of December 31, 2009 supporting loan collateral values, we used the high end of the third-party valuation range for each asset in determining impairment losses. For the remaining 14 loans, our estimate of fair values were based on independent third-party market participant purchase offers on those specific assets, some of which were well in excess of the fair values indicated in the third-party valuation reports, including some offers which were two to three times higher than the valuation report ranges. While consideration of the range of values was evaluated on a loan-by-loan basis, as a general matter, we used the high end of the value range, as described above, because, in our judgment, when considering the multiple applicable observable and unobservable inputs and other current market factors, the high end of the value range is the best estimate of fair value, less costs to sell, for purposes of determining impairment losses, based on the following factors:

•
In conducting the December 31, 2009 valuations, the third-party valuation specialist’s data and the research performed in connection with valuations were influenced by market duress, economic uncertainty, and a relative shortage of tangible market data. A number of the relevant transactions consummated around the time of preparation of the valuation reports were believed to be based on either a property or a seller in distress and, thus, the applicable transaction was executed under a condition of duress. We noted that the pricing of many actual transactions in what was observed to be a less than normal volume of purchases and sales frequently appeared to be lower than the expectations of many, if not most, owners of competitive properties. As a result, in our judgment, for each of our loans not supported by recent bona fide independent third-party purchase offers, we concluded that the values at the high end of the range were more representative of fair values than any other point in the range;

•
We concluded that the third-party valuation specialist’s reported value ranges, and the underlying concepts of the ranges themselves, did not reflect the improving market conditions as of December 31, 2009, but because of the lag in the time frame for gathering and processing information, were more representative of early fourth-quarter 2009, if not before. We obtained observable and unobservable evidence (such as published residential pricing indices and other real estate market publications, discussions with real estate brokers with applicable market expertise in local markets, discussions with third-party consultants and direct market participants with relevant real estate experience) as of December 31, 2009 that indicated that fair values had “bottomed out”, and there was an indication that the home pricing trends were moving upward. Based on our experience, buyers will select parcels that offer the most competitive advantage and the highest and best use of their capital in order to complete their project and maximize their returns.

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

September 30, 2010 Selection of Single Best Estimate

In determining the single best estimate of value for the September 30, 2010 valuation analysis, in our judgment, the updated market participant information and other economic data points provided less certainty than the market participant data that was available at December 31, 2009.

In conducting the June 30, 2010 valuations and re-confirmed through their updates as of September 30, 2010, the third-party valuation specialist’s data and the research performed were influenced by transactions which appeared to reflect on-going pricing executed under conditions of duress and economic uncertainty.  Nevertheless, the pricing in such transactions does not appear to be improving in the short-term and therefore such pricing is reflective of current market values by market participants.  The updated information and our analysis of the collateral, indicated an on-going deterioration in market conditions and corresponding decrease in real estate values, contrary to such indications provided at December 31, 2009. Such indicators were reflected in the third-party valuation reports obtained, several of which resulted in significantly decreased values from the December 31, 2009 range of values provided. For the 43 loans subject to current valuation, the primary collateral supporting 16 notes increased in value since the December 31, 2009 valuation, while 18 decreased in value and 9 remained unchanged.  However, based on the midpoint of the valuation ranges, the average valuation increase for the 16 loans was $819 while the average decrease in valuation on the 18 loans was $1,264.

A summary of selected real estate and general economy-related published market participant observations which influenced management’s current assessment of market status and trends follows:

•
According to a Bloomberg news article in September 2010, US home builders’ confidence fell to 13 in August 2010 and remained there in September 2010, the lowest level since March 2009. An index level of 50 indicates that home builders view sales conditions as equally good as poor.

•
According to a Press TV news article in September 2010, the decline in builders’ confidence is due to consumer reluctance, as unemployment hovers near the 10-percent mark and the housing market remains glutted with the large number of foreclosed properties for sale.

•
According to an October 2010 Reuters news article, the International Monetary Fund (IMF) states that the US economy will have sluggish growth this year and in 2011 due to weak consumer spending rates and soaring debt. The IMF World Economic Outlook report stated that the growth rate in the American economy has slowed from 3.7% in the first quarter of the year to 1.7%, adding that the US economy will face a weak recovery in the coming months.

•
The Reuters article also stated that the slower-than-predicted US economic growth dims any hopes for bringing down the very high unemployment rate anytime soon as well as causing a reduction in household wealth due to falling home prices.

According to the press release regarding the Federal Reserve’s September 2010 meeting, the pace of recovery in output and employment has slowed in recent months.  Household spending remains constrained by high employment, modest income growth, lower housing wealth and tight credit. Additionally, investment in nonresidential structures continues to be weak and housing starts are on a depressed level as well as bank lending has continued to contract.

The above observable inputs combined with others and management’s specific knowledge related to marketing activity surrounding the loan’s collateral have resulted in the movement of collateral valuation expectations to the lower end of the determinable range. As a result, in our judgment, for each of our loans not supported by recent bona fide independent third-party purchase offers or those assets which were supported by specific circumstances in using either the high or low end value, management concluded that the values slightly above the low end of the range (i.e., 25% of the valuation spread over the low end value) were more representative of fair values than any other point in the range. In management’s judgment, this point in the value range was deemed to be the best estimate of fair value, less costs to sell for purposes of determining impairment losses as of September 30, 2010.

As such, for the valuation ranges on the 43 loans obtained as of September 30, 2010 supporting loan collateral values, we used the high end of the third-party valuation range for one asset and the mid-point value for another asset in determining impairment losses based on the quality of the collateral and financial strength of the related borrower. We utilized the low end value for five assets whose geographic location, entitlement status, and long-term development plan made such assets, in management’s opinion, less desirable and marketable to market participants. Due to the uncertainty in market conditions noted above, we selected a point midway between the low end value and mid-range value for 24 of the loans. For the remaining two loans, our estimate of fair values were based on independent third-party market participant purchase offers on those specific assets, some of which were in the range of fair value indicated in the third-party valuation reports and others which were in excess of such amounts, including some offers which were two to three times higher than the valuation report ranges. In the aggregate, management’s estimate of fair value based on these bona fide offers exceeded the high end of the valuation range by approximately $1.6 million.

Based on the results of our evaluation and analysis, we recorded a provision for credit losses of $79.3 million for the year ended December 31, 2009 and $34.4 million for the nine months ended September 30, 2010, of which $27.6 million was recorded during the quarter ended June 30, 2010 and $6.8 million was recorded during the quarter ended September 30, 2010. We recorded a provision for credit losses of $82.0 million for the nine months ended September 30, 2009, which was adjusted downward by $2.7 million in the fourth quarter of 2009.  During the year ended December 31, 2009 and the nine months ended September 30, 2010, we also recorded impairment charges of $8.0 million and $13.2 million, respectively, relating to the further write-down of certain real estate acquired through foreclosure during the respectively periods. The impairment charge for assets acquired through foreclosure relates to the impairment of REO assets deemed to be other than temporary. The provision for credit losses and impairment charges are reflective of the continued deterioration of the real estate markets and the sustained decline in pricing of residential real estate in recent months combined with the continuing downturn in the commercial real estate markets.

As of December 31, 2009, the allowance for credit loss totaled $330.4 million (of which $328.0 million related to  mortgage loans held to maturity and $2.4 million related to mortgage loans held for sale), representing 53.2% of the total loan principal balance. As of September 30, 2010, the valuation allowance totaled $334.9 million (all of which related to mortgage loans held for sale), representing 68.2% of the total loan principal balances. With the existing valuation allowance recorded as of June 30, 2010, we believe that as of that date, the fair value of the underlying collateral of our loans is adequate in relation to the net carrying value of loan principal and accrued interest, and that no additional valuation allowance is considered necessary.

While the above results reflect management’s assessment of fair value as of December 31, 2009 and September 30, 2010 based on currently available data, we will continue to evaluate our loans in the remaining quarters of 2010 and beyond to determine the adequacy and appropriateness of the valuation allowance and to update our loan-to-value ratios. Depending on market conditions, such updates may yield materially different values and potentially increase or decrease the valuation allowance.

A roll-forward of the valuation allowance as of September 30, 2010 is as follows:

September 30,
2010
Balance at beginning of period	$330,428
Provision for credit losses	34,380
Net charge offs	(29,927)
Balance at end of period	$334,881

The balance reflected in net charge offs pertains to the portion of the carrying value charged off to the allowance for credit loss or valuation allowance when transferred to real estate acquired through foreclosure on our consolidated balance sheets.

Valuation Categories

Except for mortgage loans which are measured at fair value on a non-recurring basis for purposes of determining valuation with respect to our valuation allowance, no other of our assets or liabilities is measured at fair value on a recurring or non-recurring basis. The following table presents the categories for which net mortgage loans are measured at fair value based upon the lowest level of significant input to the valuations as of December 31, 2009 and September 30, 2010, respectively (in thousands):

	December 31, 2009			September 30, 2010
	Significant			Significant
	Other	Significant		Other	Significant
	Observable	Unobservable		Observable	Unobservable
	Inputs	Inputs		Inputs	Inputs
Description:	(Level 2)	(Level 3)	Total	(Level 2)	(Level 3)	Total
Net Mortgage Loans:
Pre-entitled Land:
Held for Investment	$-	$4,211	$4,211	$-	$1,931	$1,931
Processing Entitlements	1,028	49,838	50,866	$986	28,053	29,039
	1,028	54,049	55,077	986	29,984	30,970
Entitled Land:
Held for Investment	7,693	13,499	21,192	155	3,725	3,880
Infrastructure under Construction	459	29,939	30,398	-	29,706	29,706
Improved and Held for Vertical Construction	2,519	16,012	18,531	476	17,060	17,536
	10,671	59,450	70,121	631	50,491	51,122
Construction & Existing Structures:
New Structure - Construction in-process	3,860	12,359	16,219	-	10,528	10,528
Existing Structure Held for Investment	-	16,570	16,570	-	5,878	5,878
Existing Structure - Improvements	-	56,033	56,033	-	57,503	57,503
	3,860	84,963	88,822	-	73,909	73,909
Total	$15,559	$198,461	$214,020	$1,617	$154,384	$156,001

There are no mortgage loans that were measured at fair value using Level 1 inputs. Additionally, except for the offers received on specific properties from third parties which we use to determine fair value, which are considered a Level 2 valuation, all other valuations are deemed to be Level 3.

The table presented below summarizes the change in balance sheet carrying values associated with the mortgage loans measured using significant unobservable inputs (Level 3) during the nine months ended September 30, 2010:

Mortgage
Loans, net
Balances, December 31, 2009	$198,461
Mortgage Loan Fundings	12,148
Mortgage Loan Repayments	(7,553)
Transfers to REO	(51,001)
Mortgage Repayment on whole loan sold
Transfers into (out of) level 3	4,856
Included in earnings:
Provision for credit losses	(2,527)
Balances, September 30, 2010	$154,384

Loan Classification

In connection with consummation of the Conversion Transactions, we revised our business strategy.  Although we have historically focused on the origination of senior short-term commercial bridge loans with maturities of 12 to 18 months oriented toward the ability of permanent take-out financing, our primary near-term future focus is on the acquisition and origination of interim loans, or other short-term financings, that are used to pay off construction or commercial or residential property loans and are not reliant on the availability of take-out financing. In addition, we will target the acquisition or financing of whole commercial real estate mortgage loans, which may be performing, distressed or non-performing, and participating interests in performing commercial real estate mortgage loans.   Accordingly, as of September 30, 2010, the entire loan portfolio is reflected as held for sale in the accompanying consolidated balance sheets.

Real Estate Owned Asset Valuation

Valuation of REO assets is based on our intent and ability to execute our disposition plan for each asset and the proceeds to be derived from such disposition, net of selling costs, in relation to the carrying value of such assets. REO assets for which management determines it is likely to dispose of such assets without further development are valued on an “as is” basis based on current valuations using comparable sales. If management determines that it has the intent and ability to develop the asset over future periods in order to realize a greater value, management will perform a valuation on an “as developed” basis, net of selling costs but without discounting of cash flows, to determine whether any impairment exists. Management does not write up the carrying value of real estate assets held for development if the proceeds from disposition are expected to exceed the carrying value of such asset. Rather, any gain from the disposition of such assets is recorded at the time of sale. REO assets that are classified as held for sale are measured at the lower of carrying amount or fair value, less cost to sell.

REO assets that are classified as held for development are considered “held and used” and are evaluated for impairment when, based on various criteria set forth in applicable accounting guidance, circumstances indicate that the carrying amount exceeds the sum of the undiscounted net cash flows expected to result from the development and eventual disposition of the asset.  If an asset is considered impaired, an impairment loss is recognized for the difference between the asset’s carrying amount and its fair value, less cost to sell. See Note 5 of our audited financial statements in our previously filed Annual Report on Form 10-K/A for the year ended December 31, 2009 for a detailed description of the summary of the procedures performed and assumptions utilized in connection with our impairment analysis of REO assets as of and for the year ended December 31, 2009.

If we elect to change the disposition strategy for our real estate held for development, and such assets were deemed to be held for sale, we would likely record additional impairment charges, and the amounts could be significant. During the year ended December 31, 2009, we recorded impairment charges of $8.0 million relating to the impairment in value of REO assets, deemed to be other than temporary impairment. The results of our December 31, 2009 valuation procedures were re-assessed in the first three quarters of 2010 to determine whether any additional impairment was warranted for the nine months ended September 30, 2010. As a result of our analysis, we recorded additional impairment charges totaling $13.2 million during the nine months ended September 30, 2010. The impairment charge was primarily a result of a change in management’s disposition strategy for selected REO assets from a development approach to a disposal based on recent values. As of December 31, 2009, 62.7% of REO assets were valued on an “as is” basis while 37.3% were valued on an “as developed” basis. As of September 30, 2010, 64% of REO assets were valued on an “as is” basis while 36% were valued on an “as developed” basis.

Loan Classifications

We classify loans into categories for purposes of identifying and managing loan concentrations. As of December 31, 2009 and September 30, 2010, respectively, loan principal balances by concentration category follows (in thousands except percentages and unit data):

	December 31, 2009			September 30, 2010
	Amount	%	#	Amount	%	#
Pre-entitled Land:
Held for Investment	$13,834	2.5%	3	$18,303	3.7%	3
Processing Entitlements	185,608	34.1%	8	180,423	36.7%	7
	199,442	36.6%	11	198,726	40.4%	10
Entitled Land:
Held for Investment	101,942	18.8%	14	73,082	14.9%	11
Infrastructure under Construction	69,839	12.8%	5	57,062	11.6%	3
Improved and Held for Vertical Construction	47,227	8.7%	4	35,918	7.3%	2
	219,008	40.3%	23	166,062	33.8%	16
Construction & Existing Structures:
New Structure - Construction in-process	46,325	8.5%	16	51,801	10.6%	11
Existing Structure Held for Investment	23,640	4.3%	4	12,584	2.6%	4
Existing Structure - Improvements	56,033	10.3%	1	61,709	12.6%	2
	125,998	23.1%	21	126,094	25.8%	17
Total	544,448	100.0%	55	490,882	100.0%	43
Less: Allowance for Credit Loss / Valuation Allowance	(330,428)			(334,881)
Net Carrying Value	$214,020			$156,001

We classify loans into categories based on the underlying collateral’s projected end-use for purposes of identifying and managing loan concentrations and associated risks. As of December 31, 2009 and September 30, 2010, respectively, outstanding principal loan balances by expected end-use, were as follows (in thousands except percentages and unit data):

	December 31, 2009			September 30, 2010
	Amount	%	#	Amount	%	#

Residential	$273,666	50.2%	35	$264,632	53.9%	32
Mixed Use	177,308	32.6%	7	155,012	31.6%	4
Commercial	92,404	17.0%	12	70,168	14.3%	6
Industrial	1,070	0.2%	1	1,070	0.2%	1
Total	544,448	100.0%	55	490,882	100.0%	43
Less: Allowance for Credit Loss / Valuation Allowance	(330,428)			(334,881)
Net Carrying Value	$214,020			$156,001

We estimate that, as of September 30, 2010, approximately 60% of the allowance for credit loss is attributable to residential-related projects, 39% to mixed use projects and the balance to commercial and industrial projects. At December 31, 2009, approximately 58% of the allowance for credit loss was attributable to residential-related projects, 40% to mixed use projects and the balance to commercial and industrial projects.

Mortgage Loans Held for Sale

At December 31, 2009, we reflected three loans with carrying values totaling $3.2 million, net of allowance for credit loss of $2.4 million, as held for sale. The sale of these three loans occurred during the nine months ended September 30, 2010 at their approximate carrying values.  As of September 30, 2010, the entire loan portfolio is reflected as held for sale in the accompanying consolidated balance sheets.

Trends in Interest Income and Effective Yield

At December 31, 2009 and September 30, 2010, our loans had a weighted average note rate of 11.34% per annum and 11.27% per annum, respectively.  For the income on these yields to be fully realized, all loans must be “performing” and accrued interest income must be deemed to be collectible.  At December 31, 2009 and September 30, 2010, accrued interest income totaled $12.0 million and $3.7 million, respectively, and note rate interest earned but not accrued totaled approximately $49.7 million and $84.9 million, respectively.  At December 31, 2009, 46 of the 50 loans in default were in non-accrual status and had outstanding principal balances totaling $532.0 million. At September 30, 2010, all 36 of the loans in default were in non-accrual status and had outstanding principal balances totaling $480.6 million. At September 30, 2010, we have, or expect to, commence enforcement action on 27 loans which will likely result in foreclosure.  Alternatively, we may continue to modify our loans, which may result in an extended term of maturity on such loans of two years or longer and, in some cases, accept an interest rate reflective of current market rates, which are lower than in prior periods.   Accordingly, we believe that net interest income, as a percent of the total loans (the combined total of both accrual and non-accrual loans), will decline, thereby further reducing monthly earnings. While we believe some of the deferred amounts may be ultimately realized, we cannot provide any assurance that any deferred amounts (including non-accrual interest, default interest or fees) will be realized or that future yields will approximate current or historical yields.

Leverage to Enhance Yields

We have not historically employed a significant amount of leverage to enhance our portfolio’s current yield.  However, during the nine months ended September 30, 2010, we secured financing from a bank in the amount of $9.5 million for the purpose of funding anticipated development costs for REO assets and working capital needs. The note payable, which had an outstanding balance of $7.5 million at September 30, 2010, bears interest at 12% per annum and requires monthly payments of interest only. The loan has an initial maturity of March 2011 but may be extended for two additional six month periods. The loan is secured by one of our REO assets with a carrying value at September 30, 2010 of $22.2 million and an assignment of rents and tenant notes receivable derived from the property. We have also provided a guarantee for such debt.

In addition, during the nine months ended September 30, 2010, we secured financing from a bank in the amount of $3.6 million for the purpose of funding a remaining loan obligation and for anticipated development costs for REO assets. The note payable, which had an outstanding balance of $2.1 million at September 30, 2010, bears interest at 12% per annum, requires monthly payments of interest only, and matures in February 2012. The loan is secured by one of our REO assets with a carrying value at September 30, 2010 of $3.4 million and one of our loans with a current carrying value of $4.2 million.

Also during the three months ended September 30, 2010, we secured a line of credit from a bank in the amount of $3.0 million which was utilized for the primary purpose of funding certain obligations resulting from the Conversion Transactions. The line of credit has an outstanding balance of $2.5 million at September 30, 2010, an interest rate of 4.25% per annum, requires monthly interest payments and has a maturity date of October 5, 2010.

In connection with the acquisition of the Manager, we assumed a note payable with an original balance of $0.5 million that is being paid on a monthly basis over 48 months, which commenced June 1, 2009, with annual interest at 8%.  This note was made in connection with a settlement on a previous lease obligation and has been personally guaranteed by our CEO.  As of September 30, 2010, the remaining obligation on the commitment is $0.3 million.  Additionally, in connection with the acquisition of Holdings, we assumed two notes payable with a total balance of $0.1 million.  The notes bear interest at 15% per annum payable monthly and were set to mature December 31, 2013.  We paid the notes in full on July 1, 2010.

We may deem it beneficial, if not necessary, to employ additional leverage in the future.

Off-Balance Sheet Arrangements

For certain loans, upon their initial funding, a reserve for future interest payments is deposited into a controlled disbursement account in the name of the borrower for our benefit. These accounts, which are held in the name of the borrowers, are not included in the accompanying balance sheets. As of September 30, 2010, there was $0.2 million of such amount outstanding. We did not have any other off-balance sheet arrangements.

Contractual Obligations

The financial obligations to the Manager under the Fund’s operating agreement (through June 18, 2010, the effective date of the Conversion Transactions), the lease obligations on the office space, the contingent liability to broker-dealers and funding commitments to borrowers as of September 30, 2010, as described elsewhere in this Form 10-Q, reflect our contractual obligations as of such date. Additionally, we previously engaged the services of an outside consulting firm to assist with general portfolio oversight and to assist in the determination of the specific asset disposition strategy for a monthly fee of $112,000.  Effective September 1, 2010, the monthly fee was reduced to $85,000.  The agreement was further modified in November 2010 whereby, beginning in December 2010, the monthly fixed fee will be $45,000 plus a finder’s fee equal to 1.75% of any financing proceeds secured by the consulting firm on our behalf.  Additionally, the consulting firm will be entitled to a finder’s fee equal to ½% to 1% of the value received of a merger or acquisition candidate, if any, identified by the consulting firm.  As of September 30, 2010, we accrued $0.1 million to the consulting firm for financing proceeds secured by the consulting firm in the third quarter of 2010.

The Manager also engaged a consulting firm  to assist in the identification of financing and capital raising alternatives for a monthly fee of $32,500.  Additionally, the Company expects to modify this agreement whereby the consulting firm will be entitled to a one-time fee of $1.5 million if during the consulting term we either (i) raise $50 million or more in the aggregate of debt or equity capital or (ii) list our securities on a national securities exchange. Further, if we raise equity securities capital raises exceeding $100 million (in one or a series of transactions) during the consulting term, we expect to pay the consulting firm a one-time fee of $0.8 million, and if we raise debt securities capital exceeding $100 million (in one or a series of transactions) during the consulting term, we expect to pay the consulting firm a one-time fee of $0.5 million. The contracts are expected to be cancelable by either party with 30 day written notice.

Our remaining lending commitments as of September 30, 2010 are expected to be funded within one to two years.  Aside from these commitments, we had no other contractual obligations as of September 30, 2010.

Liquidity and Capital Resources

We require liquidity and capital resources to acquire and originate our target assets, as well as for costs, expenses and general working capital needs, including maintenance and development costs for REO assets, general and administrative operating costs, loan enforcement costs, interest expense on participations and loans, repayment of principal on borrowings and other expenses. We expect our primary sources of liquidity over the next twelve months to consist of the disposition of a substantial portion of our loans and existing REO assets. However, given the lack of significant sales activity experienced and the actual prices that may be realized from the sale of REO assets, the disposition of these assets may not have a significant effect on our liquidity. We anticipate redeploying these proceeds to acquire our target assets, which will generate periodic liquidity from cash flows from dispositions of these loans through sales and loan participations as well as interest income. We expect to address our liquidity needs by periodically accessing the capital markets, lines of credit and credit facilities available to us from time to time. We discuss our capital requirements and sources of liquidity in further detail below.

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. Due to unprecedented dislocations in the real estate and capital markets, we have incurred a significant reduction in loan payoffs from borrowers and an increase in delinquencies, non-performing loans and REO assets, resulting in a substantial reduction in our cash flows. We took a number of measures to provide liquidity, including, among other things, engaging in efforts to sell whole loans and participate interests in our loans and to dispose of certain real estate. We have also consummated the Conversion Transactions in an effort to position us for an initial public offering, the net proceeds of which will help address our liquidity needs. In addition, we expect to continue to pursue the sale of assets and loans in order to assist us in addressing our liquidity needs.

In October 2008, we suspended all of the Fund’s lending activities, member investment capital raising and all other non-essential operations. We took this action because we believed that the market for take-out financing for our borrowers had materially diminished due to the macroeconomic problems in the real estate, credit and capital markets, concerns about the continued existence of many major national and international financial institutions, and the ability, willingness and timeliness of the federal government to intervene. Further, member redemption requests accelerated during 2008, particularly in August and September 2008. Further, to adequately protect our available cash reserves for purposes of honoring our contractual commitments for remaining unfunded loan obligations, as well as retaining a liquidity reserve for funding ongoing operations, all new lending activity was ceased.  Lastly, in the context of our expectations of materially lower borrower payoffs and pay downs resulting from the absence of available take-out financing from third-party lenders, we concluded that the viability of our historical business model was at risk, and deemed it ill-advised to raise capital from new investors at that time in light of the deterioration of the real estate, credit and other relevant markets.

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

We previously engaged a consulting firm to provide asset management services, which includes administration of all REO assets, loans currently in default and other loans for which default is probable. The asset management responsibilities include (i) addressing our liquidity needs by negotiating for loan pay downs or payoffs with existing borrowers, (ii) exercising enforcement rights against loan guarantors, and (iii) considering offers from potential third-party buyers of loans or REO assets. As part of these duties, we have explored various options, including the pledging of loans in exchange for borrowings from commercial banks or private investment funds, and the possibility of private or public equity or debt offerings. To date, we have closed a limited number of these liquidity transactions due to the continued disruptions in the real estate-related credit markets. However, we have sold a sufficient number of assets to continue operating the business and administrating the loans and real estate. However, the sales of such assets thus far have been based on distressed valuation pricing because of the substantial supply of assets in the market. We continue to seek to secure interim debt financing to allow us the time and resources necessary to meet liquidity requirements and dispose of assets in a reasonable manner and on terms favorable to us. However, the dislocations and uncertainty in the economy, and in the real estate, credit, and other markets, have created an extremely challenging environment that will likely continue for the foreseeable future, and we cannot assure you that we will have sufficient liquidity.

Prior to its acquisition of the Manager, the Fund had no employees, management group or independent board of directors, and was dependent on the Manager for those functions. Accordingly, lenders and other organizations in the past preferred that the Manager function as an intermediary in business transactions rather than contracting directly with the Fund. With the acquisition of the Manager effective June 18, 2010, we will act in such matters on our own behalf.  Moreover, in order to create liquidity and financial flexibility for us and our stockholders, we intend to pursue an initial public offering.

For additional information regarding the requirements for and sources of liquidity, please refer to the discussion above and our Form 10-K/A. Except as discussed below, there have been no material changes in these requirements or sources since December 31, 2009.

Requirements for Liquidity

We require liquidity and capital resources for various financial needs, including to acquire our target assets of interim loans, commercial real estate mortgage loans and participating interests in performing commercial real estate mortgage loans and for loan fundings, maintenance and development costs for REO assets, loan enforcement costs, interest expense on participations and loans, repayment of principal on borrowings, cash dividends and general working capital. If we raise additional capital in an initial public offering or otherwise, we expect our liquidity and capital requirements to include funds to acquire in our target assets as well as dividends to stockholders.  We discuss our primary expected future and historical sources of liquidity in more detail below.

Loan Fundings

We require adequate liquidity to acquire our target assets and fund initial loan advances to the borrowers. We expect our loan funding requirements to decrease over the shorter term and our requirements for funds to acquire commercial mortgage loans to increase as we focus more on this asset class.  Our loan fundings are typically less than the face amount of the mortgage loan notes, and for disbursements to fund construction costs, development and other costs and interest. As is customary in the commercial lending business, our loan terms may require the establishment of funded or unfunded interest reserves which are included as part of the note commitment and considered in the loan to value ratios at the time of underwriting. In some cases, the borrower may elect to pay interest from its own sources. On certain loans, upon their initial funding, the reserve for future interest payments is deposited into a controlled disbursement account in the name of the borrower for our benefit. These accounts, which are held in the name of the borrowers, are not included in the consolidated balance sheets. At December 31, 2009, one of our borrowers had remaining unfunded interest reserves, no borrowers had remaining funded interest reserves, one borrower prepaid interest on the related note through the conveyance of certain real estate, and the remaining 53 of our borrowers were obligated to pay interest from other sources or had depleted any available interest reserves. At September 30, 2010, two of our borrowers had established unfunded interest reserves, two borrowers had funded interest reserves, and the remaining 39 borrowers were obligated to pay interest from their own sources or had depleted their interest reserves.

Estimated future commitments for construction or development costs, and for interest, are recorded on the consolidated balance sheets as an Undisbursed Portion of Loans-in-process and Interest Reserves, which are deducted from Mortgage Loan Note Obligations to arrive at net principal outstanding, or are shown net of loans held for sale. As of December 31, 2009 and September 30, 2010, undisbursed loans-in-process and interest reserves balances were as follows:

	December 31, 2009			September 30, 2010
	Loans Held	Loans Held		Loans Held	Loans Held
	to Maturity	for Sale	Total	to Maturity	for Sale	Total
Undispersed Loans-in-process per Note Agreement	$63,001	$-	$63,001	$-	$59,570	$59,570
Less: amounts not to be funded	(47,026)	-	(47,026)	-	(44,544)	(44,544)
Undispersed Loans-in-process per Financial Statements	$15,975	$-	$15,975	$-	$15,026	$15,026

A breakdown of loans-in-process expected to be funded is presented below (in thousands):

	December 31,	September 30,
Loans-in-Process Allocation:	2009	2010
Construction/Operations Commitments	$3,731	$2,921
Unfunded Interest Reserves	7,524	6,157
Deferred Loan Fees due to Manager	2,360	-
Reserve for Protective Advances	654	4,244
Taxes and Other	1,706	1,704
Total Loan-in-Process	$15,975	$15,026

While the contractual amount of unfunded loans-in-process and interest reserves totaled $63.0 million and $59.6 million at December 31, 2009 and September 30, 2010, respectively, we estimate that we will only be required to fund approximately $15.0 million subsequent to September 30, 2010. Of the $15.0 million expected to be funded, $6.2 million relates to unfunded interest reserves on loans totaling $32.2 million at September 30, 2010 (which is a non-cash commitment), $2.9 million relates to anticipated borrower construction or operating costs, $1.7 million relates to tax related reserves and $4.2 million relates to reserves for protective advances not required under the terms of the loan agreement, but that we expect to fund to protect our interest in the asset. The difference of $44.5 million at September 30, 2010, which is not expected to be funded, relates to loans that are in default, loans that have been modified to lower the funding amount, and loans whose funding is contingent on various project milestones, many of which have not been met to date and are not expected to be met given current economic conditions. Accordingly, these amounts are not reflected as funding obligations in the consolidated balance sheets. With available cash and cash equivalents of $4.6 million at September 30, 2010, scheduled loan payoffs, the suspension of new loan request funding, debt financing secured for us, and other available sources of liquidity, including potential loan participations, loan sales or sales of REO assets, we expect to meet our obligation to fund these undisbursed amounts in the normal course of business. See Note 1 to our unaudited consolidated financial statements included with this Form 10-Q for discussion of our liquidity.

We deployed 99.7% and 94.1% of our cash in mortgage loans and REO assets as of December 31, 2009 and September 30, 2010, respectively. Until appropriate investments can be identified, our management may invest any future excess cash in interest-bearing, short-term investments, including money market accounts and/or U.S. treasury securities or cash.

Maintenance and Development Costs for Real Estate Owned

We require liquidity to pay costs and fees to preserve and protect the real estate we own. Real estate held for development or sale consists primarily of properties acquired as a result of foreclosure or purchase. At September 30, 2010 and December 31, 2009, our REO assets comprised of 34 and 17 properties, respectively, acquired through foreclosure or purchase, with carrying values of $109.3 million and $104.2 million, respectively. Costs related to the development or improvements of the assets are capitalized and costs relating to holding the assets are charged to expense. Cash outlays for capitalized development costs totaled $2.5 million during the year ended December 31, 2009 and $0.7 million during the nine months ended September 30, 2010. Operating expenses for REO assets totaled approximately $5.0 million (of which $2.4 million relates to property taxes) for the year ended December 31, 2009.  In addition, costs related to holding and maintaining such properties, which were expensed and included in operating expenses for REO assets in the accompanying consolidated statement of operations, totaled approximately $2.5 million and $4.1 million (including $2.1 million in property tax expense relating to foreclosed properties) during the nine months ended September 30, 2010 and 2009, respectively. The nature and extent of future costs for such properties depends on the level of development undertaken, the number of additional foreclosures and other factors.

Interest Expense & Borrowing

We also require liquidity to pay interest expense on loan participations and for notes payable. During the nine months ended September 30, 2010, we secured financing from a bank in the amount of $9.5 million for the purpose of funding remaining loan obligations, anticipated development costs for REO assets, and working capital needs. The loan has an outstanding balance of $7.5 million at September 30, 2010, bears interest at 12% per annum and requires monthly payments of interest only. During the nine months ended September 30, 2010, we incurred interest expense of $0.8 million under this loan. The loan has an initial maturity of March 2011 but may be extended for two additional six month periods. The loan is secured by one of our REO assets and an assignment of rents and tenant notes receivable derived from the property. We have also provided a guarantee for such debt.

During the nine months ended September 30, 2010, we secured financing from a bank in the amount of $3.6 million for the purpose of funding a remaining loan obligation and for anticipated development costs for REO assets. The note payable, which has an outstanding balance of $2.1 million as of the period ending September 30, 2010, bears interest at 12% per annum, requires monthly payments of interest only and matures in February 2012. During the nine months ended September 30, 2010, we incurred interest expense of $83,000 under this loan.  The loan is secured by one of our real estate owned assets with a carrying value at September 30, 2010 of $3.4 million and a Company loan with a current carrying value of $4.2 million.

Also during the quarter ended September 30, 2010, we secured a line of credit from a bank in the amount of $3.0 million for the primary purpose of funding certain obligations resulting from the Conversion Transactions. The line of credit has an outstanding balance of $2.5 million at September 30, 2010, an interest rate of 4.25% per annum, requires monthly interest payments and has a maturity date of October 5, 2010.   The maturity date under this line of credit was extended to January 5, 2011.  During the nine months ended September 30, 2010, we incurred interest expense of $27,000 under this line of credit.

In connection with the acquisition of the Manager, we assumed a note payable with an original balance of $0.5 million that is being paid on a monthly basis over 48 months, commencing June 1, 2009, with interest at 8%.  This note was made in connection with a settlement on a previous lease obligation and has been personally guaranteed by the CEO.  As of September 30, 2010, the remaining obligation on the commitment is $0.3 million.  Interest expense under this arrangement of $11,000 for the period ended September 30, 2010 is included in interest expense on the accompanying consolidated statement of operations.

In connection with the acquisition of Holdings, we assumed two notes payable with a total balance of $0.1 million.  The notes bear interest at 15% per annum payable monthly and were set to mature December 31, 2013.  The notes were paid in full on July 1, 2010.

Until we generate additional liquidity from dispositions of assets, we may seek additional short-term borrowings. We do not currently contemplate seeking additional debt financing, but may consider doing so in the future depending on the amount of proceeds generated from dispositions of assets, the relative attractiveness and availability of debt financing and other factors.

Our policies with respect to, and the reasoning behind the need for, liquidity, have not changed in any material respect since our previously filed Form 10-K/A.  For updated information regarding our requirements for these purposes, please see the discussion above.

General and Administrative Operating Costs

In addition to the expenses historically borne by the Fund, we also now require liquidity to pay various general and administrative costs previously absorbed by the Manager. As a result, our expenses include compensation and benefits, rent, insurance, utilities and other related costs of operations. Such costs currently approximate $0.6 million per month, but the variable components of such expenses are expected to increase as our activities expand.

Sources of Liquidity

We expect our primary sources of liquidity over the next twelve months to consist the disposition of our existing assets. We anticipate redeploying these proceeds to acquire various performing real estate-related assets, which will generate periodic liquidity from cash flows from dispositions of these loans through sales and loan participations as well as interest income. In addition, we expect to address our liquidity needs by periodically accessing the capital markets, lines of credit and credit facilities available to us from time to time. Historically, our sources of liquidity consisted primarily of investments by members of the Fund, sales of participations in loans, interest income and loan payoffs from borrowers, and disposition of REO assets. We have at times in the past accessed bank lines of credit, though we have not historically relied on significant leverage or bank financing to fund our operations or investments. We discuss our primary expected future and historical sources of liquidity in more detail below.

Disposition of Real Estate Owned and Loans Held for Sale

The sale of REO assets creates liquidity for us. During the year ended December 31, 2009, we received proceeds totaling $1.1 million from the sale of certain REO assets at its appropriate carrying value. During the nine months ended September 30, 2010, we sold certain loans and REO assets for $8.7 million and recognized a loss on disposition of real estate of $1.1 million. Additionally, we are holding REO assets for sale with carrying values of $12.1 million and $43.8 million as of December 31, 2009 and September 30, 2010, respectively. As development of certain real estate projects is completed, we anticipate that proceeds from the disposition of real estate will increase in the future. In connection with our new business strategy, we anticipate disposing of a significant portion of our existing REO assets, individually or in bulk, over the next 12 to 24 months. However, there can be no assurance that such real estate will be sold at a price in excess of the current carrying value of such real estate.

Loan Payments.

The repayment of a loan at maturity creates liquidity. In the case of an extension, we typically charge the borrower a fee for re-evaluating the loan and processing the modification. Borrowers do not customarily pay this fee out of their own funds, but instead usually pay the fee out of available loan proceeds, or by negotiating an increase in the loan amount sufficient to pay the fee. However, to the extent that we extended a loan in the past, we did not generate liquidity because the Manager, and not the Fund, received the modification fee, if any. After consummation of the Conversion Transactions, we will receive any origination or modification fees. During the year ended December 31, 2009, we received loan principal payments totaling $10.6 million. During the nine months ended September 30, 2010, we received loan principal payments totaling $9.9 million. Excluding loan balances past scheduled maturity, our loans have scheduled maturities through 2010 totaling $4.2 million. However, due to the state of the economy and the compressed nature of the real estate, credit and other markets, loan defaults have continued to rise and are expected to rise further and there can be no assurance that any part of these loans will be repaid, or when they will be repaid. As we acquire new loans in connection with our new business strategy, we anticipate that the collateral securing such loans and the related terms will allow for timely payoff or that liquidity will be generated from the sale or participation of such loans.

Investment Income.

We expect to realize investment income from such investments which may come in the form of origination and modification fees, interest income, accretion of discounts on such investments, rental income, and profit participations. The amounts and proportion of such income is dependent on the amount and timing of the deployment of our capital into our various target assets. Interest payments and repayments of loans by our borrowers are governed by the loan documents and by our practices with respect to granting extensions. A majority of our portfolio loans had provisions for interest reserves for the initial term of the loan, which required that a specified portion of the mortgage loan note total is reserved for the payment of interest. When that portion is exhausted, the borrower is required to pay interest from other sources. If the interest is funded in cash when the loan closes, then interest payments are made monthly from a segregated controlled disbursement cash account which is controlled by us and held in the name of the borrower. If the interest reserve is not funded at the closing of the loan, then the interest payment is accrued by adding the amount of the interest payment to the loan balance. The receipt of interest income paid in cash by our borrowers creates liquidity; however, our practice of utilizing unfunded interest reserves uses liquidity.

During the year ended December 31, 2009, we recognized $3.8 million in mortgage loan interest which was satisfied by the use of unfunded interest reserves, which represented approximately 18% of total mortgage loan income. Additionally, during the year ended December 31, 2009, we recognized $8.2 million in mortgage loan interest which was satisfied by the use of funded interest reserves, which represented approximately 38% of total mortgage loan income.

During the nine months ended September 30, 2009 and 2010, we recognized $5.2 million and $11,000 respectively, in mortgage loan interest which was satisfied by the use of unfunded interest reserves, which represented approximately 25.5% and 1.0% of total mortgage loan interest income for the periods, respectively.  During the three months ended September 30, 2009 and 2010, we recognized $0.7 million and $0 respectively, in mortgage loan interest which was satisfied by the use of unfunded interest reserves, which represented approximately 25.7% and 0.0% of total mortgage loan interest income for the periods, respectively. Additionally, during the nine months ended September 30, 2009 and 2010, we recognized $7.9 million and $0, respectively, in mortgage loan interest which was satisfied by the use of funded interest reserves, which represented approximately 39.1% and 0.0% of total mortgage loan interest income for the periods, respectively.  During the three months ended September 30, 2009 and 2010, we recognized $0.8 million and $0, respectively, in mortgage loan interest which was satisfied by the use of funded interest reserves, which represented approximately 28.8% and 0.0% of total mortgage loan interest income for the periods, respectively.

In addition to originating commercial mortgage loans, our on-going investment strategy will include the acquisition of various attractively priced real estate-related assets, including portfolios of performing, distressed and/or non-performing commercial whole mortgage loans and bridge loans from the FDIC, community banks, commercial banks, insurance companies, real estate funds, and other governmental agencies and financial institutions, as well as potential investment in residential and commercial mortgage backed securities, REO assets or other distressed or non-performing real estate properties in order to seek to reposition them for profitable disposition. We expect to realize investment income from such investments which may come in the form of origination and modification fees, interest income, accretion of discounts on such investments, rental income, and profit participations. The amounts and proportion of such income is dependent on the amount and timing of the deployment of our capital into our various target assets.

Anticipated Tax Benefits.

Because of the significant declines in the real estate markets in recent years, we believe we will have approximately $267.8 million of built-in unrealized tax losses in our portfolio of loans and REO assets. Subject to certain limitations, these built-in losses may be available to reduce or offset future taxable income and gains related to the disposition of our existing assets and may allow us to reduce taxable income from future transactions. Our ability to use our built-in losses is subject to various limitations.  For example, there will be limitations on our ability to use our built-in losses or other net operating losses if we undergo a “change in ownership” for U.S. federal income tax purposes.  To the extent we are able to reduce taxes payable through the use of our built-in losses, the amount of reduction will be available to be deployed in new fund investment in additional assets, pay distributions to our stockholders in the form of dividends or address other liquidity requirements.

Borrowing.

See the discussion under the heading “Interest Expense” for a discussion of items relating to borrowing as a source of liquidity.

Participations and Whole Loans Sold.

Historically, at times when substantially all available capital had been deployed, or we wished to mitigate our portfolio risk, for purposes of creating liquidity, we sometimes elected to either sell to third parties, or purchase on its own account, all or a portion of the loans in which we had invested. The sales of whole loans or participations were generally at the par value of the loan. In the case of sales and participations to the Manager, the Manager typically pledged the purchased loan to a commercial bank as collateral on its line of credit. The Manager generally used the proceeds from the line of credit, together with other funds of the Manager, to purchase the loan from us. We typically repurchased loans from the Manager, although we were not obligated to do so. The sales of loans to the Manager were also accounted for as secured borrowings, and were separately identified in our financial statements as borrowings from the Manager. In connection with our new business strategy, we anticipate disposing of a significant portion of our existing loans, individually or in bulk, over the next 12 to 24 months. However, there can be no assurance that such assets will be sold at a price in excess of the current carrying value of such assets, net of valuation allowances. As of September 30, 2010, all loans were classified as held for sale. We expect future investments in mortgages to be held for sale or participation. See the discussion under the heading “Mortgage Loans, Participations and Loan Sales,” above.

Cash Flows

Cash Provided By/(Used In) Operating Activities.

Cash provided by operating activities was $13.5 million for the nine months ended September 30, 2009 as compared to net cash used in operating activities of $13.3 million for the nine months ended September 30, 2010.  Cash provided by (used in) operating activities includes the cash generated from interest and other mortgage income from the Company’s loan portfolio, offset by amounts paid for management fees to the Manager and interest paid on participated loans to the Manager for short-term borrowings and to banks for notes payable. The decrease in cash provided by operating activities from 2009 to 2010 is attributed to the decrease in the income-earning loans in our loan portfolio and resulting mortgage income.

Cash (Used In)/Provided By Investing Activities.

Net cash used in investing activities was $20.7 million for the nine months ended September 30, 2009 as compared to net cash provided by investing activities of $6.6 million for the nine months ended September 30, 2010. The increase in net cash provided by investing activities was attributable to a decrease in the number and amount of mortgage loan fundings ($25.8 million and $4.5 million during the nine months ended September 30, 2009 and 2010, respectively), coupled with a increase in loan paydowns during the same periods ($6.7 million and $9.8 million during the nine months ended September 30, 2009 and 2010, respectively). Moreover, we decreased the amount expended on real estate held for development ($2.4 million as compared to $0.7 million during the nine months ended September 30, 2009 and 2010, respectively). We also generated $5.3 million from the sale of certain REO and utilized $3.3 million in connection with acquisition of the Manager during the nine months ended September 30, 2010.  For the nine months ended September 30, 2009, sales of REO assets were $0.8 million.

Cash Provided by (Used In) Financing Activities.

Net cash used by financing activities was $14.1 million for the nine months ended September 30, 2009 as compared to net cash provided by financing activities of $10.3 million for the nine months ended September 30, 2010. The primary reason for the change in cash flows from financing activities is the suspension of member distributions during the reporting period $16.7 million and $0 during the nine months ended September 30, 2009 and 2010, respectively).  Also, we generated proceeds from notes payable of $14.8 million for the nine months ended September 30, 2010 as compared to none in 2009.  We also repaid notes payable totaling $2.8 million during the nine months ended September 30, 2010 versus none in 2009.

Critical Accounting Policies

Our critical accounting policies are disclosed in our previously filed Annual Report on Form 10-K/A for the fiscal year ended December 31, 2009.  During the nine months ended September 30, 2010, there have been no significant changes in our critical accounting policies, except for those shown below, resulting from the acquisition of the Manager effective June 18, 2010.

Revenue Recognition

Interest on mortgage loans is recognized as revenue when earned using the interest method based on a 365-day year. We do not recognize interest income on loans once they are deemed to be impaired and placed in non-accrual status. Generally, a loan is placed in non-accrual status when it is past its scheduled maturity by more than 90 days, when it becomes delinquent as to interest due by more than 90 days or when the related fair value of the collateral is less than the total principal, accrued interest and related costs. We may determine that a loan, while delinquent in payment status, should not be placed in non-accrual status in instances where the fair value of the loan collateral significantly exceeds the principal and the accrued interest, as we expect that income recognized in such cases is probable of collection. Unless and until we have determined that the value of underlying collateral is insufficient to recover the total contractual amounts due under the loan term, generally our policy is to continue to accrue interest until the loan is more than 90 days delinquent with respect to accrued, uncollected interest or more than 90 days past scheduled maturity, whichever comes first.

A loan is typically not removed from non-accrual status until the borrower has brought the respective loan current as to the payment of past due interest, and unless we are reasonably assured as to the collection of all contractual amounts due under the loan based on the value of the underlying collateral of the loan, the receipt of additional collateral required and the financial ability of the borrower to service our loan.

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

Historically, in accordance with the Fund’s operating agreement, all fees relating to loan origination, documentation, processing, administration, loan extensions and modifications were earned prior to its termination as a result of the Conversion Transactions by the Manager.  After consummation of the Conversion Transactions effective June 18, 2010, these fees inure to our benefit.

Fees for loan originations, processing and modifications, net of direct origination costs, are deferred at origination and amortized as an adjustment to interest income over the contractual term of the related loan.  Non-refundable commitment fees are recognized as revenue when received.

Allowance for Credit Losses/Valuation Allowance

A loan is deemed to be impaired when, based on current information and events, it is probable that we will be unable to ultimately collect all amounts due according to the contractual terms of the loan agreement and the amount of loss can be reasonably estimated.

Our mortgage loans, which are deemed to be collateral dependent, are subject to an allowance for credit loss or valuation allowance based on our determination of the fair value of the subject collateral in relation to the outstanding mortgage balance, including accrued interest and related accrued or expected costs to foreclose and sell. We evaluate our mortgage loans for impairment losses on an individual loan basis, except for loans that are cross collateralized within the same borrowing group. For such loans, we perform both an individual evaluation as well as a consolidated evaluation to assess our overall exposure for such loans. As such, we consider all relevant circumstances to determine impairment and the need for specific valuation allowances. In the event a loan is determined not to be collateral dependent, we measure the fair value of the loan based on the estimated future cash flows of the note discounted at the note’s contractual rate of interest.

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

Fair Value
Fair value estimates are based upon certain market assumptions and pertinent information available to management. As of the dates of the balance sheets, the respective carrying value of all balance sheet financial instruments approximated their fair values. These financial instruments include cash and cash equivalents, mortgage investments, accrued interest, and notes payable. Fair values of cash equivalents and notes payable are assumed to approximate carrying values because these instruments are short-term in duration or are deemed to be at current market rates.

We perform an evaluation for impairment for all loans in default as of the applicable measurement date based on the fair value of the collateral if we determine that foreclosure is probable. We generally measure impairment based on the fair value of the underlying collateral of the loans because our loan portfolio is considered collateral dependent. Impairment is measured at the balance sheet date based on the then fair value of the collateral, less costs to sell, in relation to contractual amounts due under the terms of the loan. In the case of loans that are not deemed to be collateral dependent, we measure impairment based on the present value of expected future cash flows. All of our loans are deemed to be collateral dependent.

In determining fair value, we have adopted applicable accounting guidance, which establishes a framework for measuring fair value in accordance with generally accepted accounting principles, clarifies the definition of fair value within that framework, and expands disclosures about the use of fair value measurements. This guidance applies whenever other accounting standards require or permit fair value measurement. Under this standard, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (the “exit price”) in an orderly transaction between market participants at the measurement date. Market participants are buyers and sellers in the principal (or most advantageous) market for the asset or liability that are (a) independent of the reporting entity; that is, they are not related parties; (b) knowledgeable, having a reasonable understanding about the asset or liability and the transaction based on all available information, including information that might be obtained through due diligence efforts that are usual and customary; (c) able to transact for the asset or liability; and (d) willing to transact for the asset or liability; that is, they are motivated but not forced or otherwise compelled to do so.

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

In the case of collateral dependent loans, the amount of any improvement in fair value attributable to the passage of time is recorded as a credit to the provision for credit losses with a corresponding reduction in the allowance for credit loss or valuation allowance. In the case of loans not deemed to be collateral dependent, the amount of any improvement attributable to the passage of time is recorded as interest income at the loans’ contract rate with the remainder, if any, recorded as a reduction in the aggregate allowance for credit loss or valuation allowance and offset recorded as a net component for the period provision for credit losses.

In connection with our assessment of fair value, we generally utilize the services of one or more independent third-party valuation firms to provide a range of values for selected properties. With respect to valuations received from third-party valuation firms, one of four valuation approaches, or a combination of such approaches, is used in determining the fair value of the underlying collateral of each loan: the development approach, the income capitalization approach, the sales comparison approach and the cost approach. The valuation approach taken depends on several factors including the type of property, the current status of entitlements and level of development (horizontal or vertical improvements) of the respective project, the likelihood of a bulk sale as opposed to individual unit sales, whether the property is currently or nearly ready to produce income, the current sales price of property in relation to cost of development, and the availability and reliability of market participant data. In a declining market, except in limited circumstances, the valuation approach taken has shifted from primarily a development approach to a comparable sales approach.

We generally select a fair value within a determinable range as provided by the valuation firm, unless we or the borrower have received a bona fide written third-party offer on a specific loan or underlying collateral. In determining a single best estimate of value from the range provided, we consider the macro and micro economic data provided by the third-party valuation specialists, supplemented by management’s knowledge of the specific property condition and development status, borrower status, level of interest by market participants, local economic conditions, and related factors. Based on our analysis of the factors described above as of December 31, 2009, we selected the high end of the range for purposes of assessing fair value for loans other than those for which a bona fide third-party offer was received. Had we selected the low end of the range for such properties, the fair value would have been reduced by approximately $46.1 million. Based on our analysis as of September 30, 2010, for each of those assets which were supported by specific circumstances in using either the high or low end value, management concluded that the values slightly above the low end of the range (i.e., 25% of the valuation spread over the low end value) were more representative of fair values than any other point in the range. Had we selected the low end of the range for all such properties (ignoring loans supported by recent bona fide offers), the fair value would be been reduced by approximately $9.1 million.

As an alternative to the third-party valuations obtained, we generally utilize bona fide written third-party offer amounts received in cases in which the offer exceeds the valuation conclusion reached by the independent valuation firms because, in the opinion of management, such offers are more reflective of the current market and indicative of fair value from direct market participants. When deemed appropriate, the offer amounts utilized are discounted to allow for potential changes in our on-going negotiations. Had we utilized the third-party valuations rather than the offer amounts, our provision for credit loss would have increased (in relation to the high end of the valuation range) by approximately $10.1 million for the year ended December 31, 2009 and $1.7 million for the period ended September 30, 2010.

In the aggregate, our estimate of the fair value of our loans exceeded the low end range of third-party valuation amounts by $58.1 million and $10.8 million at December 31, 2009 and September 30, 2010, respectively.

See additional discussion under the heading “Allowance for Credit Loss/Valuation Allowance and Fair Value Measurement” in this prospectus for further discussion regarding valuation assumptions utilized and conclusions reached.

Loan Charge Offs

Our loans are all collateralized by real estate and are deemed to be collateral dependent. Accordingly, the collateral for each of our loans is subject to a periodic fair value analysis. Valuation estimates are analyzed and updated, and appropriate adjustments are recorded on not less than a quarterly basis. When a loan is foreclosed and transferred to a REO status, an assessment of the most current valuation is made and updated as necessary, and the asset is transferred to a REO status at its then current fair value, less estimated costs to sell. Our REO assets are classified as either held for development or investment (i.e., a long-lived asset) or held for sale. However, if our real estate held for development is sold, any difference between the net carrying value and net sales proceeds is charged or credited to operating results in the period of sale.

Loan charge offs generally occur under one of two scenarios, including (i) the foreclosure of a loan and transfer of the related collateral to REO status, or (ii) we elect to accept a loan payoff at less than the contractual amount due. Under either scenario, the loan charge off is generally recorded through the allowance for credit loss or valuation allowance.

A loan charged off is recorded as a charge to the allowance for credit loss or valuation allowance at the time of foreclosure in connection with the transfer of the underlying collateral to REO status. The amount of the loan charge off is equal to the difference between the contractual amounts due under the loan and the fair value of the collateral acquired through foreclosure, net of selling costs. Generally, the loan charge off amount is equal to the loan’s allowance for credit loss or valuation allowance. At the time of foreclosure, the contractual value less the related allowance for credit loss or valuation allowance is compared with the estimated fair value, less costs to sell, on the foreclosure date and the difference, if any, is included in the provision for credit losses (recovery) in the statement of operations. The allowance for credit loss or valuation allowance is netted against the gross carrying value of the loan, and the net balance is recorded as the new basis in the REO assets. Once in a REO status, the asset is evaluated for impairment based on accounting criteria for long-lived assets.

Classification of Loans

Historically, we generally expected that upon origination, mortgage investments would be held until maturity or payoff. While we had the ability to do so, we did not originate or acquire loans with the intent of reselling them as whole loans. In addition, we did not have any mandatory delivery contracts or forward commitments to sell loans in the secondary whole loan market. Because we had the ability and the intent to hold these loans until maturity, they were generally classified as held for investment pursuant to applicable accounting guidance. In connection with the Conversion Transactions, we modified our business strategy such that all mortgage investments are acquired with the intent to sell or participate such investments. See the discussion under the heading “Participations Issued and Whole Loans Sold” for additional information.

Loans Held for Sale

Loans that we intend to sell, subsequent to origination or acquisition, are classified as loans held for sale, net of any applicable valuation allowance. Loans classified as held for sale are generally subject to a specific marketing strategy or a plan of sale. Loans held for sale are accounted for at the lower of cost or fair value on an individual basis and are reported as a component of mortgage loans. Direct costs related to selling such loans are deferred until the related loans are sold and are included in the determination of the gains or losses upon sale. Valuation adjustments related to loans held for sale are not included in the valuation allowance in the consolidated balance sheets, but rather are reported net of related principal of loans held for sale on the consolidated balance sheets and the provision for credit losses in the statements of operations. Because our existing loans are collateral dependent, the method for determining fair value of our loans held for sale and loans held for investment is generally the same.

Discounts on Acquired Loans

We account for mortgages acquired at a discount in accordance with applicable accounting guidance. The accounting guidance requires that the amount representing the excess of cash flows estimated by us at acquisition of the note over the purchase price is to be accreted into interest income over the expected life of the loan (accretable discount) using the interest method. Subsequent to acquisition, if cash flow projections improve, and it is determined that the amount and timing of the cash flows related to the nonaccretable discount are reasonably estimable and collection is probable, the corresponding decrease in the nonaccretable discount is transferred to the accretable discount and is accreted into interest income over the remaining life of the loan using the interest method. If cash flow projections deteriorate subsequent to acquisition, or if the probability of the timing or amount to be collected is indeterminable, the decline is accounted for through the provision for credit loss. Until such time that the timing and amount to be collected under such loans is determinable and probable as to collection, no accretion is recorded.

Real Estate Held for Development or Sale

Real estate held for development or held for sale consists primarily of assets that have been acquired in satisfaction of a receivable, such as in the case of foreclosure. When a loan is foreclosed upon and transferred to a REO status, an assessment of the fair value is made, and the asset is transferred to real estate held for development or held for sale at this amount less costs to sell. We typically obtain a valuation on a REO asset within 90 days of the date of foreclosure of the related loan. Valuation adjustments required at the date of transfer are charged off to the allowance for loan loss or valuation allowance.

Our determination of whether to classify a particular REO asset as held for development or held for sale depends on various factors, including our intent to sell or develop the property and whether a formal plan of disposition has been adopted, among other circumstances.

Subsequent to transfer, real estate held for sale is carried at the lower of carrying amount (transferred value) or fair value, less estimated selling costs. Our real estate held for development is carried at the transferred value, less cumulative impairment charges. Real estate held for development requires periodic evaluation for impairment which is conducted at each reporting period. When circumstances indicate that there is a possibility of impairment, we will assess the future undiscounted cash flows of the property and determine whether they are sufficient to exceed the carrying amount of the asset. In the event these cash flows are insufficient, we determine the fair value of the asset and record an impairment charge equal to the difference between the fair value and the then-current carrying value. The impairment charge is recognized in the consolidated statement of operations.

Upon sale of real estate, any difference between the net carrying value and net sales proceeds are charged or credited to operating results in the period of sale.

If management undertakes a specific plan to dispose of real estate own within twelve months and the real estate is transferred to held for sale status, the fair value of the real estate may be less than the estimated future undiscounted cash flows of the property when the real estate was held for development, and that difference may be material. Based on the valuations obtained from independent third-party valuation specialists, the low end of the range of the estimated fair value of real estate held for development exceeded the carrying value of such assets by approximately $31.4 million as of December 31, 2009 and by approximately $22.4 million as of September 30, 2010. See additional discussion under the heading “Real Estate Owned Asset Valuation” in this report for further discussion regarding valuation assumptions utilized and conclusions reached.

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

Use of Estimates

In accordance with U.S. GAAP, we have made a number of estimates and assumptions with respect to the reporting of assets and liabilities and the disclosure of contingencies at the date of the consolidated financial statements and the reported amounts of income and expenses during the reporting period. Accordingly, actual results could differ from those estimates. These estimates primarily include the allowance for credit loss, valuation allowance,  valuation of REO assets and the accretable amount and timing for loans purchased at a discount.

Stock-Based Compensation.

Our 2010 Stock Incentive Plan provides for awards of stock options, stock appreciation rights, restricted stock units and other performance based awards to our officers, employees, directors and certain consultants. The maximum number of shares of common stock that may be issued under such awards shall not exceed 1,200,000 common shares, subject to increase to 1,800,000 shares if we complete an initial public offering. We measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. No awards have been granted under this plan as of September 30, 2010.

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

Prior to consummation of the Conversion Transactions, because we were a partnership for tax purposes, no income taxes were paid by us. Instead, the members separately paid taxes based on their pro rata shares of the Fund’s income, deductions, losses and credits and members could elect to either reinvest or receive cash distributions from the Fund. Whether received in cash or reinvested, members are individually responsible to pay their respective income taxes on income allocated to them for all periods prior to the conversion.

Recent Accounting Pronouncements

For information regarding recent accounting pronouncements that are applicable to us, see Note 2 to our unaudited consolidated financial statements included with this Form 10-Q.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Our financial position and results of operations are routinely subject to a variety of risks. These risks include market risk associated primarily with changes in interest rates. We do not deal in any foreign currencies and do not enter into, or intend to enter into, derivative financial instruments for trading or speculative purposes. Moreover, due to the historically short-term maturities of our loans and the interest rate floors in place on all variable rate loans, market fluctuations in interest rates generally do not affect the fair value of our investment in loans.

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

As a result of the economic decline and market disruptions, we believe there are severe restrictions on the availability of financing in general and concerns about the potential impact on credit availability, liquidity, interest rates and changes in the yield curve. While we have been able to meet all of our liquidity needs to date, there are still concerns about the availability of financing generally, and specifically about the availability of take-out financing for our borrowers. Due to the decline of the economy and real estate and credit markets and our intent to proactively pursue foreclosure of loans in default so we can dispose of REO assets, we anticipate defaults and foreclosures to continue, which will likely result in continuing high levels of non-accrual loans and REO assets, which are generally non-interest earning assets. Further, the timing and amount received from the ultimate disposition of those assets cannot be determined given the current state of the U.S. and worldwide financial and real estate markets.

Our assets consist primarily of short-term commercial mortgages, real estate held for development or sale, interest and other receivables and cash and cash equivalents. The principal balance on our aggregate investment in mortgage loans was $544.4 million and $490.9 million at December 31, 2009 and September 30, 2010, respectively (before the $330.4 million allowance for credit loss and $333.1 million valuation allowance, respectively). Our loans historically have had original maturities between nine and 18 months. However, with the general lack of take-out financing available to our borrowers, we have modified nine of our loans to extend the maturity dates to two years or longer. At September 30, 2010, the weighted average remaining scheduled term of our outstanding loans was 20.8 months (excluding loans past their scheduled maturity at September 30, 2010), with 55.5% of the loans at fixed interest rates and 44.5% of the loans at variable interest rates. However, it is management’s intention to actively market and sell such loans. At September 30, 2010, the weighted average rate on our fixed rate portfolio was 9.85% per annum and 13.05% per annum on our variable rate loans tied to the Prime interest rate. The weighted average interest rate on all of our loans was 11.27% per annum at September 30, 2010.

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

Prior to investing in any particular asset, our underwriting team, in conjunction with third-party providers, will undertake a rigorous asset-level due diligence process, involving intensive data collection and analysis, to ensure that we understand fully the state of the market and the risk-reward profile of the asset. Credit risk will also be addressed through our management’s execution of an asset-specific business plan focused on actively managing the attendant risks, evaluating the underlying collateral and updating valuation assumptions, and determining disposition strategies. Additionally, investments will be monitored for variance from expected prepayments, defaults, severities, losses and cash flow on a monthly basis.

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

At September 30, 2010, 44.5% of our portfolio consisted of variable rate loans with a weighted average interest rate of 13.05% per annum, all of which are indexed to the Prime rate. Each outstanding variable rate loan had an interest rate floor and no interest rate ceiling. Accordingly, if the Prime rate were to increase during the life of these loans, and the loans were performing, interest rates on all of these loans would adjust upward. Conversely, if the Prime rate were to decrease, the interest rate on any particular loan would not decline below the applicable floor rate, which is typically the original interest rate at the time of origination.

Interest Rate Effect on Net Interest Income

Our operating results will depend, in part, on differences between the income earned on our assets and the cost of our borrowing and hedging activities. The cost of our borrowings will generally be based on prevailing market interest rates. During a period of rising interest rates, our borrowing costs generally will increase (1) while the yields earned on our fixed-rate mortgage assets will remain static, and (2) at a faster pace than the yields earned on our floating and adjustable rate mortgage assets, which could result in a decline in our net interest spread and net interest margin. The severity of any such decline would depend on our asset/liability composition at the time as well as the magnitude and duration of the interest rate increase. Further, an increase in short-term interest rates could also have a negative impact on the market value of our target assets. If any of these events happen, we could experience a decrease in net income or incur a net loss during these periods, which could harm our liquidity and results of operations. We expect that our short-term lending will be less sensitive to short-term interest rate movement. This is due to the traditionally short-term maturities of those loans.

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

Market Risk

Market Value Risk.  Our available-for-sale securities will be reflected at their estimated fair value, with the difference between amortized cost and estimated fair value reflected in accumulated other comprehensive income pursuant to applicable accounting guidance. The estimated fair value of these securities fluctuates primarily due to changes in interest rates, among other factors. Generally, in a rising interest rate environment, the estimated fair value of these securities would be expected to decrease; conversely, in a decreasing interest rate environment, the estimated fair value of these securities would be expected to increase. As market volatility increases or liquidity decreases, the fair value of our assets may be adversely impacted. If we are unable to readily obtain independent pricing to validate our estimated fair value of the securities in our portfolio, the fair value gains or losses recorded in other comprehensive income may be adversely affected. See the discussion under the heading “Allowance for Credit Loss/Valuation and Fair Value Measurement.”

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

Historically, due to the short-term maturities of our loans and the existence of interest rate floors on our variable rate loans, market fluctuations in interest rates generally had not affected the fair value of our loans. However, given the significant decline in the fair value of the underlying real estate collateral securing our loans and the lack of available take-out financing, we have experienced a significant increase in loans in default and loans placed in non-accrual status that has adversely affected our operating results and is expected to continue to do so in the future. At December 31, 2009 and September 30, 2010, the percentage of our loan principal in default status was 97.1% and 97.9%, respectively, and the percentage of our loan principal in non-accrual status was 96.0% and 97.9%, respectively.

Significant and sustained changes in interest rates could also affect our operating results. If interest rates decline significantly, some of the borrowers could prepay their loans with the proceeds of a refinancing at lower interest rates. Assuming we could not replace these loans with loans at interest rates similar to those that were prepaid (which, given our current status of not funding loans, is likely the case), prepayments would reduce our earnings and funds available for dividends to stockholders. On the other hand, a significant increase in market interest rates could result in a slowdown in real estate development activity, which could reduce the demand for our real estate loans and the collateral securing the loans. Due to the complex relationship between interest rates, real estate investment and refinancing possibilities, we are not able to quantify the potential impact on our operating results of a material change in our operating environment other than interest rates. However, assuming our September 30, 2010 portfolio remained unchanged for one year, a 100 basis point increase or decrease in the Prime rate would cause our portfolio yield to remain unchanged at 11.27% per annum. The result is due to the interest rate floor contained in our variable rate loans and current Prime rate. The following table presents the impact on annual interest income, assuming all loans were performing (however, substantially all of ours loans are in non-accrual status), based on changes in the Prime rate:

	(in thousands)
	September 30, 2010 Portfolio Information
	Fixed Rate	Variable Rate	Total
Outstanding Balance	$272,372	$218,510	$490,882
Current Weighted Average Yield	9.85%	13.05%	11.27%
Annualized Interest Income	$26,829	$28,517	$55,346

	Change in Annual Interest Income			Pro-forma	Change
	Fixed Rate	Variable Rate	Total	Yield	In Yield
Increase in Prime Rate:
0.5% or 50 basis points	$-	$-	$-	11.27%	0.00%
1.0% or 100 basis points	$-	$-	$-	11.27%	0.00%
2.0% or 200 basis points	$-	$5	$5	11.28%	0.00%

Decrease in Prime Rate:
0.5% or 50 basis points	$-	$-	$-	11.27%	0.00%
1.0% or 100 basis points	$-	$-	$-	11.27%	0.00%
2.0% or 200 basis points	$-	$-	$-	11.27%	0.00%

As of September 30, 2010, over 97.9% of the principal balance of our loans is in non-accrual status. As such, the change in interest income reflected in the foregoing table, although negligible, would be unlikely to be realized upon a change in interest rates.

The following table contains information about our mortgage loan principal balances as of September 30, 2010, presented separately for fixed and variable rates and the calendar quarters in which such mortgage investments mature.

Loan Rates:	Matured	Q4 2010	Q1 2011	Q1 2011	Q3 2011	Q4 2011	Q3 2012	Q3 2013	Total
	(in thousands)
Variable	$212,688	$4,206	$1,618	$-	$-	$-	$-	$-	$218,512
Fixed	134,545	-	-	1,172	1,100	33,916	99,423	214	272,370
	$347,233	$4,206	$1,618	$1,172	$1,100	$33,916	$99,423	$214	$490,882
Less: Valuation Allowance									(334,881)
Net Carrying Value									$156,001

As of September 30, 2010, we had cash and cash equivalents totaling $4.6 million (or 1.6% of total assets), all of which were held in bank accounts or highly liquid money market accounts or short-term certificates of deposit. We have historically targeted 3% - 5% of the principal balance of our outstanding loans to be held in such accounts as a working capital reserve. However, our actual deployment may vary depending on the timing and amount of investor capital raised and the timing and amount of loans identified and funded. We believe that these financial assets do not give rise to significant interest rate risk due to their short-term nature.

 Item 4T.   Controls and Procedures

Controls and Procedures

Our management has evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Form 10-Q.

Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the period ended September 30, 2010 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes to Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our fiscal quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our evaluation of the effectiveness of our internal control over financial reporting.

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

PART II

OTHER INFORMATION

Item 1.    Legal Proceedings

We may be a party to litigation as the plaintiff or defendant in the ordinary course of business in connection with loans that go into default, or for other reasons, including, without limitation, potential claims or judicial actions relating to the Conversion Transactions. While various asserted and unasserted claims exist, resolution of these matters cannot be predicted with certainty and, we believe, based upon currently available information, that the final outcome of such matters will not have a material adverse effect, if any, on our results of operations or financial condition. See the section entitled “Management’s Discussion and Analysis — Results of Operations — Changes in the Portfolio Profile — Scheduled Maturities” for further information on our current foreclosure proceedings.

Following the suspension of certain Fund activities, including the suspension of member redemptions, certain of the members of the Fund requested that their redemption requests be honored due to financial hardships or other reasons. In each instance, we have responded that we will not grant those requests and we are treating all members uniformly. While we have not been served with any lawsuits from members, certain members have filed grievances with the SEC and other regulatory agencies related to our administration of the Fund (including regarding our suspension of redemptions), and these members’ disapproval of the Conversion Transactions.

After we filed the initial Registration Statement on Form S-4 with the SEC on December 30, 2009, or the Form S-4, various disputes have arisen relating to the consent solicitation/prospectus and the proposed transactions contained therein. Three proposed class action lawsuits were filed in the Delaware Court of Chancery (May 26, 2010, June 14, 2010 and June 17, 2010) against us and our affiliated named individuals and entities. The May 26 and June 14, 2010 lawsuits contain similar allegations, claiming that fiduciary duties owed to Fund members and to the Fund were breached because the Conversion Transactions were unfair to Fund members, constitute self-dealing and because the Form S-4 and/or information provided about the Form S-4 or Conversion Transactions are false and misleading. The June 17, 2010 lawsuit focuses on whether the Conversion Transactions constitute a “roll up” transaction under the Fund’s operating agreement, and seeks damages for breach of the operating agreement. We and our affiliated named individuals and entities dispute these claims and will defend vigorously against these actions.

An action was filed on June 14, 2010 by Fund members Ronald Tucek and Cliff Ratliff, as well as LGM Capital Partners, LLC (also known as The Committee to Protect IMH Secured Loan Fund, LLC) in the Delaware Court of Chancery against us and affiliated named individuals and entities. The June 14, 2010 lawsuit claims that that fiduciary duties and the duty of disclosure owed to Fund members and to the Fund were breached because the Conversion Transactions were unfair to Fund members, constitute self-dealing and because the Form S-4 and/or information provided about the Form S-4 or Conversion Transactions are false and misleading. Plaintiffs sought to enjoin the Conversion Transactions, have an independent advisor appointed on behalf of Fund members, remove the Manager and obtain access to contact information for Fund members and certain broker-dealers. We and our affiliated named individuals and entities dispute these claims and will defend vigorously against this action.

In July 2010, the parties in the four actions mentioned above filed various motions and/or briefs seeking competing forms of consolidation and/or coordination of the four actions.  During a hearing on these motions on October 14, 2010, the parties in the respective actions agreed to consolidate the four actions for all purposes, subject to certain provisions with “respect to the unique individual count brought” by the Tucek plaintiffs.  On October 25, 2010, the Delaware Court of Chancery granted the respective parties’ proposed “Order of Consolidation and Appointment of Co-lead Plaintiffs: Counsel and Co-Liaison Counsel,” which, among other things, consolidated the four actions, ordered that a consolidated Amended complaint shall be filed within 45 days of October 25, 2010, followed by consolidated discovery, and designated the plaintiffs’ counsel from the May 25, 2010 and June 17, 2010 lawsuits as co-lead counsel.  The consolidated action is in its early stage and it is not possible to estimate at this time the range of exposure, if any, the consolidated action presents.

A lawsuit was filed in the Superior Court of California, County of Santa Barbara and served on June 1, 2010 by a purported Fund member, Barney Weinman, against the Manager and individuals and entities associated with a broker-dealer that placed Weinman with the Fund. This action alleges that the broker-dealer who placed Weinman in the Fund did so in breach of his fiduciary duties to Weinman, and also alleges that the Manager knew that the Fund’s business was declining and that redemptions would be frozen, but failed to disclose that to Weinman. The action seeks returns of his investment and damages. We dispute these claims and will defend vigorously against this action.  A trial date has been set for June 22, 2011.

On June 8, 2010, we received notice from the SEC that we were the subject of a SEC investigation and received requests for documents.  Our present intention is to work cooperatively with the SEC in its investigation. The resolution of the SEC investigation is not determinable at this time.

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

Forward-Looking Statements

This Form 10-Q contains forward-looking statements which relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. In some cases, you can identify forward looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “likely,” “may,” “plan,” “potential,” “should” and “would” or the negative of these terms or other comparable terminology.

The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance. These beliefs, assumptions and expectations can change, and actual results and events may differ materially, as a result of many possible events or factors, not all of which are known to us or are within our control. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section titled "Risk Factors" (refer to Part II, Item 1A of this Form 10-Q).

•
Various disputes have arisen regarding the Conversion Transactions and we are a named defendant in three class-action proceedings and a separate suit initiated by two members of the Fund. Additionally, the SEC has notified us that it is conducting an investigation related to us.  We cannot predict when or how these matters will be resolved and we could be subject to significant money damages, which could harm our business and results of operations;

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

•
We believe that our ability to continue as a “going concern” for the next 12 months is predicated on our cash and cash equivalents, coupled with liquidity derived from the credit facility currently under negotiation and the disposition of certain of the loans and real estate assets held for sale.

•
The suspension of certain of our activities resulting from current market conditions and our liquidity status may persist for an extended period of time and we may not resume historical levels of activities, or at all;

•
If our liquidity continues to dissipate and we are unable to meet our obligations, we may be forced to sell certain of our assets for a price at or below the current book value of the assets, which could result in a loss to us;

•
We are subject to risks generally associated with the lending to, and ownership of, real estate-related assets, including changing economic conditions, environmental risks, unforeseen statutory and regulatory changes, the cost of and ability to obtain insurance and risks related to developing and leasing of properties;

•
Real estate assets we may acquire in foreclosure or through other means are generally non-earning assets that would correspondingly reduce the distributable yield to our investors, if any. In the event of foreclosure, we would also be responsible for the payment of past due property taxes, a liability not currently recorded, but is reflected in our asset valuation, which approximates $7.6 million as of September 30, 2010.  Moreover, the ultimate disposition of such assets may not occur for an extended period of time or at prices we seek, which would harm our liquidity;

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

Risks Related to Our Business Strategy and Our Operations:

We have recorded losses for the years ended December 31, 2008 and 2009 and for the nine months ended September 30, 2010 and may continue to do so.

Due primarily to the recording of a provision for credit losses relating to our commercial mortgage loans, we reported a net loss of $258.3 million, $74.5 million and $65.6 million for the years ended December 31, 2008, 2009 and the nine months ended September 30, 2010, respectively. As of September 30, 2010, our accumulated deficit aggregated $474.1 million. Our historical business model relied on the availability of third-party capital to our borrowers to re-finance short-term commercial real estate bridge loans that we provided to the borrowers to facilitate real estate entitlement and development. However, the erosion of the U.S. and global credit markets in 2008 and 2009, including a significant and rapid deterioration of the commercial mortgage lending and related real estate markets, has substantially curtailed the availability of traditional sources of take-out financing. As a result, we have experienced increased default and foreclosure rates on our commercial real estate mortgage loans. In addition, as a result of these changes, we modified certain commercial real estate mortgage loans, including modifications to the applicable periodic repayment rates and extended maturity dates by two years or longer. We may continue to record net losses in the future as a result of additional provisions for record losses or otherwise.

Our operating expenses will continue to increase as a result of the recent completion of the Conversion Transactions and our active efforts to pursue enforcement on defaulted loans, subsequent foreclosure and our resulting ownership of the underlying collateral.

We bear overhead or operating expenses, including costs associated with commercial real estate mortgage loan originations, member development and operations, and other general overhead costs which the Manager previously was required to bear or voluntarily paid on behalf of the Fund prior to the consummation of the Conversion Transactions. As a result, we expect our overhead and operating expenses to increase, and the increase in these expenses may not necessarily be offset in whole or in part by increased revenues as a result of the acquisition of the Manager and Holdings. For the years ended December 31, 2007, 2008, and 2009 and the period from January 1, 2010 through June 18, 2010 (the date of the acquisition), the Manager paid $19.9 million, $18.2 million, $5.9 million and $2.7 million, respectively, of those expenses. Additionally, we are required to pay direct expenses or costs, which include salaries paid to our employees, expenses or costs related to our defaulted commercial real estate mortgage loans, foreclosure activities, property acquired through foreclosure, and interest expense paid on mortgage loans that we have sold or participated. As a result of our active efforts to pursue enforcement on defaulted loans, subsequent foreclosure and our resulting ownership of the underlying collateral, the costs related to these activities have also significantly increased and are expected to continue to increase. These costs are material and may harm our results of operations, cash flow and liquidity.

We anticipate that a significant portion of our portfolio will continue to be in the form of non-performing and distressed commercial real estate mortgage loans, or loans that may become non-performing and distressed, which are subject to increased risks relative to performing mortgage loans.

As is the case with our current assets, we anticipate that a significant portion of our future assets will continue to be in the form of commercial real estate mortgage loans that we originate or acquire, including non-performing and distressed commercial mortgage loans, which are subject to increased risks of loss. These loans may already be, or may become, non-performing or distressed for a variety of reasons, including, without limitation, because the underlying property is too highly leveraged or the borrower becomes financially distressed, in either case, resulting in the borrower being unable to meet its debt service or repayment obligations to us. These non-performing or distressed commercial real estate mortgage loans may require a substantial amount of workout negotiations or restructuring, which may divert the attention of our management from other activities and entail, among other things, a substantial reduction in the interest rate, capitalization of interest payments, and a substantial write-down of the principal of our loans. However, even if we successfully accomplish these restructurings, our borrowers may not be able or willing to maintain the restructured payments or refinance the restructured commercial real estate mortgage loans upon maturity.

In addition, certain non-performing or distressed commercial real estate mortgage loans that we acquire may have been originated by financial institutions that are or may become insolvent or suffer from serious financial stress or are no longer in existence. As a result, the recourse to the selling institution or the standards by which these loans are being serviced or operated may be adversely affected. Further, loans on properties operating under the close supervision of a mortgage lender are, in certain circumstances, subject to certain additional potential liabilities that may exceed the value of our investment.

As with our current commercial real estate mortgage loans, we may find it necessary or desirable to foreclose on many of the mortgage loans we originate or acquire, and the foreclosure process may be lengthy and expensive. Borrowers may resist mortgage foreclosure actions by asserting numerous claims, counterclaims and defenses against us, including, without limitation, lender liability claims and defenses, even when the assertions may have no basis in fact, in an effort to prolong the foreclosure action and seek to force the lender into a modification of the loan or a favorable buy-out of the borrower’s position in the loan. In some states, foreclosure actions can take several years or more to litigate. At any time prior to or during the foreclosure proceedings, the borrower may file for bankruptcy, which would have the effect of staying the foreclosure actions and further delaying the foreclosure process. Foreclosure may create a negative public perception of the related mortgaged property, resulting in a diminution of its value. Even if we are successful in foreclosing on a loan, the liquidation proceeds upon sale of the underlying real estate may not be sufficient to recover our cost basis in the loan, resulting in a loss to us. Furthermore, any costs or delays involved in the foreclosure of the loan or a liquidation of the underlying property will further reduce the net proceeds and, thus, increase the loss.

Whether or not we have participated in the negotiation of the terms of any such commercial real estate mortgage loans, we cannot assure you as to the adequacy of the protection of the terms of the applicable loan, including the validity or enforceability of the loan and the maintenance of the anticipated priority and perfection of the applicable security interests. Furthermore, claims may be asserted by lenders or borrowers that might interfere with enforcement of our rights.

Commercial real estate mortgage loans are also subject to “special hazard” risk (property damage caused by hazards, harm such as earthquakes or environmental hazards, not covered by standard property insurance policies), and to bankruptcy risk (reduction or discharge of a borrower’s mortgage debt by a bankruptcy court). In addition, claims may be assessed against us on account of our position as mortgage holder or property owner, including responsibility for tax payments, environmental hazards and other liabilities, which could harm our results of operations, financial condition and our ability to make distributions to our stockholders.

Recent market conditions may make it more difficult for us to analyze potential investment opportunities for our assets.

Our success depends, in part, on our ability to analyze effectively potential investment opportunities in order to assess the level of risk-adjusted returns that we should expect from any particular asset. To estimate the value of a particular asset, we may use historical assumptions that may or may not be appropriate during the current unprecedented downturn in the real estate market and general economy. To the extent that we use historical assumptions that are inappropriate under current market conditions, we may lend on a real estate asset that we might not otherwise lend against, overpay for an asset or acquire an asset that we otherwise might not acquire or be required to later write-down the value of assets acquired on the basis of such assumptions as we have been required to do with our current portfolio, which may harm our results of operations and our ability to pay dividends to our stockholders.

In addition, as part of our overall risk management, we analyze interest rate changes and prepayment trends separately and collectively to assess their effects on our assets. In conducting our analysis, we may depend on certain assumptions based upon historical trends with respect to the relationship between interest rates and prepayments under normal market conditions. Recent dislocations in the real estate mortgage market or other developments may change the way that prepayment trends have historically responded to interest rate changes, which may harm our ability to (i) assess the market value of our assets, (ii) implement any hedging strategies we may decide to pursue, and (iii) implement techniques to reduce our prepayment rate volatility. If our estimates prove to be incorrect or our hedges do not adequately mitigate the impact of changes in interest rates or prepayments, we may incur losses that could harm our financial condition, results of operations and our ability to pay dividends to our stockholders.

The supply of commercial mortgage loans available at significant discounts will likely decrease as the economy improves, which may cause us to adjust our business strategies.

Our business strategy focuses on the acquisition and origination of commercial mortgage loans and other distressed real estate-related assets and the disposition of a significant portion of our existing assets, individually or in bulk,. However, when the current conditions in the commercial mortgage market, the financial markets and the economy stabilize or improve, the availability of borrowers and projects that meet our underwriting criteria, or commercial mortgage loans that meet our business objectives and strategies will likely decrease, which could prevent us from implementing our business strategies. At that time, we intend to reevaluate our business strategies; however, any of our current or future strategies may not be successful. Additionally, the manner in which we compete and the types of assets we seek to acquire will be affected by sudden changes in our industry, the regulatory environment, the role of government-sponsored entities, the role of credit rating agencies or their rating criteria or process, or the U.S. and global economies generally. If we do not effectively respond to these changes, or if our strategies to respond to these changes are not successful, our financial condition and results of operations may be harmed. In addition, we may not be successful in executing our business strategies and even if we successfully implement our business strategies, we may not ever generate revenues or profits.

We are subject to litigation or claims, including in connection with the recently consummated Conversion Transactions.

We are subject to a number of claims relating to the recently consummated Conversion Transactions and our historical operations. As discussed more fully under the heading “Item 1- Legal Proceedings,” three proposed class action lawsuits have been filed in the Delaware Court of Chancery against us and affiliated named individuals and entities, containing similar allegations. An action was also filed on June 14, 2010 by certain Fund members, alleging that fiduciary duties and the duty of disclosure owed to Fund members and to the Fund were breached. On October 25, 2010, the Delaware Court of Chancery consolidated the four actions, ordered that a consolidated amended complaint be filed within 45 days, followed by consolidated discovery, and designated co-lead counsel for plaintiffs.  The consolidated action is in its early stage and it is not possible to estimate, at this time, the range of exposure, if any, the consolidated action presents. We and the named individuals and entities affiliated with us dispute these claims and will defend vigorously against this action.

In addition, on June 8, 2010, we received notice from the SEC that it is conducting an investigation related to us, and received document requests. Our present intention is to work cooperatively with the SEC in its investigation, but we do not believe that we have violated any federal securities laws. A member has also filed a lawsuit against us and individuals and entities associated with a broker-dealer who placed the member in the Fund, alleging breach of fiduciary duty by the broker-dealer and failure to disclose by us. A trial date for this lawsuit has been set for June 22, 2011.  In addition, certain of the members have filed grievances with the SEC and possibly other regulatory agencies related to the Manager’s administration of the Fund, and we are unable to predict the outcome of any such grievances.

We have been required to devote substantial time and resources to defend against such actions. Regardless of the merits of these claims, we have incurred significant additional expenses and devoted significant attention to the outcome of these matters. Other parties may also assert claims or legal actions against us, our directors or executive officers or other parties indemnified by us. Although we believe these existing claims are insured (subject to applicable deductions), there can be no guarantee these existing or future claims will be covered by our carrier. Regardless of the merits of any such claim or legal action, we may incur significant additional expenses, liabilities and indemnification obligations, and any uncertainty as to the outcome of litigation and could distract management attention from focusing on managing our business and make it more difficult to raise capital on attractive terms or at all. As a result, we could be required to make cash payments at a time when we lack sufficient liquidity to do so, which would force us to sell assets at a significant discount to values that may otherwise be realizable.

If we are required to fund the entire amount of unfunded loans-in-process, our liquidity may be adversely affected.

We have contractual commitments on unfunded commercial mortgage loans to our borrowers in process and interest reserves totaling $18.7 million at September 30, 2010, of which we estimate we will be required to fund no more than $15.0 million and no more than $8.9 million in cash. The latter amount excludes amounts of previous commitments that we are no longer obligated to fund because the borrowers are in default, the loans have been modified to lower the funding amount, or the loan funding was contingent on various project milestones which were not met. If we are required to fund any of the unfunded contractual commitments to our borrowers for unfunded commercial mortgage loans-in-process, this could adversely affect our liquidity. For more information about our loan fundings, see the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations of IMH Financial Corporation —  Requirements for Liquidity — Loan Fundings.”

We depend in part on outside consultants for loan workouts.

Substantially all of our commercial mortgage loans are in default, and currently performing loans may default in the future. We have historically engaged a team of consultants who are physically located at our premises to assist us in negotiating and managing non-performing and distressed loans. We recently internalized most of these consultants, but continue to engage consultants physically resident on our premises to assist our team. We rely on these consultants to supplement our loan workout department. Some of these consultants are also employed by other unrelated clients to whom the consultant is obligated to provide time and attention and, thus, these consultants may be unavailable to us from time to time. If employees or consultants are not available to assist us in negotiating and managing non-performing or distressed loans, our rights as a lender or creditor could be compromised and we may not be able to realize the full potential value of these loans.

A secondary market for our loans or other assets we acquire may not develop, in which case we may not be able to diversify our assets in response to changes in economic and other conditions, and we may be forced to bear the risk of deteriorating real estate markets, which could increase the borrower’s defaults on our loans and cause us to experience losses.

Many of our target assets, including commercial mortgage loan related assets, generally experience periods of illiquidity, such as the current period of delinquencies and defaults with respect to commercial mortgage loans. In addition, a secondary market for our portfolio loans or other assets we acquire may not develop. We will generally bear all the risk of our assets until the loans mature, are repaid or are sold. A lack of liquidity may result from the absence of a willing buyer or an established market for these assets, as well as legal or contractual restrictions on resale or the unavailability of financing for these assets. In addition, certain of our target assets, such as bridge loans and other commercial real estate mortgage loans may also be particularly illiquid assets due to their short life, their potential unsuitability for securitization and the greater difficulty of recovery in the event of a borrower’s default. The potential illiquidity of our assets may make it difficult for us to sell such assets at advantageous times or at favorable prices, including, if necessary, to maintain our exemption from the Investment Company Act. Moreover, turbulent market conditions, such as those currently in effect, could harm the liquidity of our assets. As a result, our ability to sell our assets and purchase new assets may be relatively limited, which may cause us to incur losses. If we are required to sell all or a portion of our assets quickly, we may realize significantly less than the value at which we have previously recorded our assets. This will limit our ability to mitigate our risk in changing real estate markets and may result in reduced returns to our stockholders.

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

Under current market conditions, structured financing arrangements are generally unavailable, the shortage of which has also limited borrowings under warehouse and repurchase agreements that are intended to be refinanced by such financings. Consequently, depending on market conditions at the relevant time, we may have to rely more heavily on additional equity issuances, which may be dilutive to our stockholders, or on more expensive forms of debt financing that require a larger portion of our cash flow from operations, thereby reducing funds available for our operations, future business opportunities, cash dividends to our stockholders and other purposes. We may not have access to such equity or debt capital on favorable terms at the desired times, or at all, which may cause us to curtail our investment activities or to dispose of assets at inopportune times, and could harm our results of operations and growth prospects.

We may lack control over certain of our commercial mortgage loans and other investments that we participate in with other lenders, which could limit our ability to manage such mortgage loans in a manner we deem advisable.

Our ability to manage our portfolio of loans and other investments may be limited by the form in which they are made. Certain of our assets are participations in existing mortgage loans with other lenders, and we may purchase commercial mortgage loans jointly with other lenders, acquire investments subject to rights of senior classes and servicers under inter-creditor or servicing agreements; acquire only a participation interest in an underlying investment; or rely on independent third-party management or strategic partners with respect to the management of an asset. Therefore, we may not be able to exercise control over the loan or investment. Such financial assets may involve risks not present in investments where senior creditors, servicers or third-party controlling investors are not involved. Our rights to enforcement following a borrower default may be subject to the rights of senior creditors or servicers or third-party partners with economic, business or other interests or goals which may be inconsistent with ours. In addition, we may, in certain circumstances, be liable for the actions of our third-party partners. These decisions and judgments may be different than those we would make and may be adverse to us.

Short-term loans that we may originate or acquire may involve a greater risk of loss than traditional investment-grade mortgage loans with fully insured borrowers.

We have historically, and intend to continue to, originate or acquire commercial real estate-bridge loans secured by first lien mortgages on properties of borrowers who are typically seeking short-term capital to be used in the acquisition, construction or rehabilitation of properties. The typical borrower under a short-term loan has usually identified what they believe is an undervalued asset that may have been under-managed or located in a recovering market. If the market in which the asset is located fails to recover according to the borrower’s projections, or if the borrower fails to improve the quality of the asset’s management or the value of the asset, the borrower may not receive a sufficient return on the asset to satisfy the short-term loan, and we bear the risk that we may not recover some or all of our loan amount.

In addition, borrowers under a bridge loan usually use the proceeds of a conventional mortgage loan to repay a short-term loan. The risk of a borrower’s inability to obtain permanent financing is increased under current market conditions. Therefore, bridge loans are subject to the risk of a borrower’s inability to obtain permanent financing to repay the short-term loan. Short-term loans are also subject to the risk associated with all commercial mortgage loans — borrower defaults, bankruptcies, fraud, losses and “special hazard” losses that are not covered by standard hazard insurance. In the event of any default under short-term loans held by us as lenders, we bear the risk of loss of principal and non-payment of interest and fees to the extent of any deficiency between the value of the mortgage collateral and the principal amount and unpaid interest accrued under the short-term loan. To the extent we suffer such losses with respect to our short-term loans, the value of our company and the price of our shares of common stock may be harmed.

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

Our due diligence may not reveal all of a borrower’s assets or liabilities and may not reveal other investment risks or weaknesses in a business.

Before acquiring an asset or making a loan to a borrower, we assess the strength and skills of the asset or potential borrower and other factors that we believe are material to the performance of the asset. In making this assessment and otherwise conducting customary due diligence, we rely on numerous resources reasonably available to us and, in some cases, an investigation by third parties. This process is particularly subjective, and of lesser value than would otherwise be the case, with respect to newly organized entities because there may be little or no information publicly available about those entities. There can be no assurance that our due diligence processes will uncover all relevant facts or problems, or that any particular asset will be successful.

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

In addition, hedging instruments involve risk since they often are not traded on regulated exchanges, guaranteed by an exchange or its clearing house, or regulated by any U.S. or foreign governmental authorities. Consequently, there are no requirements with respect to record keeping, financial responsibility or segregation of customer funds and positions. Furthermore, the enforceability of agreements underlying hedging transactions may depend on compliance with applicable statutory and commodity and other regulatory requirements and, depending on the identity of the counterparty, applicable international requirements. The business failure of a hedging counterparty with whom we enter into a hedging transaction will most likely result in its default. Default by a party with whom we enter into a hedging transaction may result in unrealized losses or the loss of unrealized profits and force us to cover our commitments, if any, at the then current market price. It may not always be possible to dispose of, close out or terminate a hedging position without the consent of the hedging counterparty, and we may not be able to enter into an offsetting contract in order to cover our risk. A liquid secondary market may not exist for any hedging instruments purchased or sold, and we may be required to maintain a position until exercise or expiration, which could result in losses to us. Moreover, there can be no assurance that the hedging agreement would qualify for hedge accounting or that our hedging activities would have the desired beneficial impact on our financial performance and liquidity. Should we choose to terminate a hedging agreement, there could be significant costs and cash requirements involved to fulfill our initial obligation under the hedging agreement. The risks above relating to any of our hedging transactions may harm our results of operations and limit our ability to make distributions to our stockholders.

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

As of September 30, 2010, through wholly-owned subsidiaries, we had secured financing from lenders with a total borrowing capacity of $16.1 million, of which $12.1 million was outstanding at September 30, 2010, for the purpose of funding remaining loan obligations, anticipated development costs for REO assets and working capital needs.

We may use leverage to execute our business strategy, which may reduce the return on our assets, reduce cash available for distribution to our stockholders and increase losses when economic conditions are unfavorable.

Subject to market conditions and availability, we may use leverage to finance our assets through borrowings from a number of sources, including repurchase agreements, resecuritizations, securitizations, warehouse facilities and bank credit facilities (including term loans and revolving facilities). Given current market conditions, we may also seek to take advantage of available borrowings, if any, under government sponsored debt programs, to acquire all types of commercial real estate mortgage loans and other real estate-related assets, to the extent such assets are eligible for funding under such programs. Although we are not currently required to maintain any particular assets-to-equity leverage ratio, the amount of leverage we may deploy for particular assets will depend on our available capital, our ability to access financing arrangements, our estimated stability of cash flows generated from the assets in our portfolio and our assessment of the risk-adjusted returns associated with those assets. The percentage of leverage will vary over time depending on our ability to enter into repurchase agreements, resecuritizations, securitizations, warehouse facilities and bank credit facilities (including term loans and revolving facilities), our ability to participate in and obtain funding under programs established by the U.S. government, available credit limits and financing rates, type or amount of collateral required to be pledged and our assessment of the appropriate amount of leverage for the particular assets we are funding.

To the extent that we use leverage to finance our assets, our financing costs will reduce cash available for distribution to our stockholders. We may not be able to meet our financing obligations and, to the extent that we cannot, we risk the loss of some or all of our assets to liquidation or sale to satisfy our obligations. We may leverage certain of our assets through repurchase agreements. A decrease in the value of these assets may lead to margin calls which we will have to satisfy. We may not have the funds available to satisfy any such margin calls and may be forced to sell assets at significantly depressed prices due to market conditions or otherwise, which may result in losses to us. The satisfaction of such margin calls may reduce cash flow available for distribution to our stockholders. Our inability to pay dividends to our stockholders may cause the value of our common stock to decline.

Any borrowing by us will increase our risk and may harm our operations and reduce the amount we have available to distribute to our stockholders.

We anticipate that from time to time we may continue to borrow funds to generate additional liquidity for the payment of operating expenses, costs relative to the ownership of REO assets, and obligations under our loans to borrowers or for purposes of making investments. As of September 30, 2010, through wholly-owned subsidiaries, we had secured financing from lenders with a total borrowing capacity of $16.1 million, of which $12.1 million was outstanding at September 30, 2010, for the purpose of funding remaining loan obligations, anticipated development costs for REO assets, and working capital needs. We expect that additional borrowings may be necessary or advisable from time to time. Any borrowings will require us to carefully manage our cost of funds and we may not be successful in this effort. If we are unable to repay any indebtedness we incur or make interest payments on any loans we incur, our lenders would likely declare us in default and could require that we repay all amounts owing under our loan facilities or take possession of the collateral. Even if we are repaying the indebtedness in a timely manner, interest payments owing on the borrowed funds may reduce our income and any distributions to our stockholders. We may borrow funds from several sources, and the terms of any indebtedness we incur may vary.

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

The U.S., state and foreign governments have taken or are considering extraordinary actions in an attempt to address the worldwide financial crisis and the severe decline in the global economy, and to seek to address the perceived underlying causes of the financial crisis to prevent or mitigate the recurrence. These actions or other actions under consideration may not ultimately be successful or beneficial to us and could result in unintended consequences or new regulatory requirements which may be difficult or costly to comply with. On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act or the Dodd-Frank Act, was signed into law in the U.S. Among other things, the Dodd-Frank Act creates of a Financial Services Oversight Council to identify emerging systemic risks and improve interagency communication, creates a Consumer Financial Protection Agency authorized to promulgate and enforce consumer protection regulations relating to financial products, which would affect both banks and non-bank finance companies, imposes a comprehensive new regulatory regime of financial markets, including derivatives and securitization markets and creates an Office of National Insurance within Treasury. While the bill has been signed into law, a number of provisions of the law remain to be implemented through the rulemaking process at various regulatory agencies. We are unable to predict what the final form of these rules will be when implemented by the respective agencies, but we believe that certain aspects of the new legislation, including, without limitation, the additional cost of higher deposit insurance and the costs of compliance with disclosure and reporting requirements and examinations by the new Consumer Financial Protection Agency, could have a significant impact on our business, financial condition and results of operations. Additionally, we cannot predict whether there will be additional proposed laws or reforms that would affect the U.S. financial system or financial institutions, whether or when such changes may be adopted, how such changes may be interpreted and enforced or how such changes may affect us. For example, bankruptcy legislation could be enacted that would hinder the ability to foreclose promptly on defaulted mortgage loans or permit limited assignee liability for certain violations in the mortgage origination process, any or all of which could adversely affect our business or result in us being held responsible for violations in the mortgage loan origination process even were we were not the originator of the loan.

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

Maintenance of our exemption from registration under the Investment Company Act will impose significant limitations on our operations, which may have a material adverse effect on our ability to execute our business strategy.

We currently conduct our business in a manner that will allow us to avoid being regulated as an investment company under the Investment Company Act and intend to continue to do so. If we become subject to the Investment Company Act, we would be required to comply with numerous additional regulatory requirements and restrictions, any or all of which could harm the sustainability of our operations and our ability to pay dividends, and force us to discontinue the business. We believe that we have qualified for the exemption from registration under the Investment Company Act. Pursuant to Section 3(c)(5)(C) of the Investment Company Act, entities that are primarily engaged in the business of purchasing or otherwise acquiring “mortgages and other liens on and interests in real estate” are exempted from regulation thereunder. The staff of the SEC has provided guidance on the availability of this exemption, expressing the position that the SEC would regard an issuer as being engaged primarily in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate if (i) at least 55% of the value of the issuer’s assets consists of mortgages and other liens on, and interests in, real estate, or Qualifying Assets, and (ii) at least an additional 25% of the value of the issuer’s assets consists of Qualifying Assets or other real estate type interests (including loans in respect of which 55% of the fair market value of each such loan is secured by real estate at the time the issuer acquires the loan) or Real Estate-Related Assets. Not more than 20% of the issuer’s assets may consist of miscellaneous investments, including all other loans held by an issuer, cash, government securities, and investments in partnerships or other businesses not qualifying as either Qualifying Assets or Real Estate-Related Assets. Mortgage-related securities that do not represent all of the certificates issued with respect to the underlying pool of mortgages may also not qualify under this 55% test. Therefore, our ownership of these types of loans and equity interests may be limited by the provisions of the Investment Company Act. To the extent we do not comply with the SEC staff’s 55% test, another exemption or exclusion from registration as an investment company under the Investment Company Act or other interpretations of the Investment Company Act, we may be deemed an investment company. If we fail to maintain an exemption or other exclusion from registration as an investment company we could, among other things, be required either to substantially change the manner in which we conduct our operations to avoid being required to register as an investment company, effect sales of our assets in a manner that, or at a time when, we would not otherwise choose to do so, or to register as an investment company, either of which could have an adverse effect on us and the market price of our common stock. If we were required to register as an investment company under the Investment Company Act, we would become subject to substantial regulation with respect to our capital structure (including our ability to use leverage), management, operations, transactions with affiliated persons (as defined in the Investment Company Act), portfolio composition, including restrictions with respect to diversification and industry concentration and other matters. As of September 30, 2010, more than approximately 92% of our total assets were invested in assets we consider to be Qualifying Assets, approximately less than an additional 1% of our total assets were invested in assets we believe to be Real Estate-Related Assets, and less than 7% of our assets constituted other assets.

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

If we were required to register as an investment company under the Investment Company Act but failed to do so, the SEC could bring an action to enjoin us from further violating the Investment Company Act. Also, there can be no assurance that the laws and regulations governing the Investment Company Act status of our company, including the Division of Investment Management of the SEC providing more specific or different guidance regarding the treatment of assets as qualifying real estate assets or real estate-related assets, will not change in a manner that adversely affects our operations. As a result, the Investment Company Act may limit our ability to generate returns for our stockholders.

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

In the future, we may seek to utilize non-recourse long-term securitizations of our mortgage loans, especially loan originations, if and when they become available and to the extent consistent with the maintenance of our exemption from the Investment Company Act, in order to generate cash for funding new assets. This would involve conveying a pool of assets to a special purpose vehicle (or the issuing entity) which would issue one or more classes of non-recourse promissory notes pursuant to the terms of an indenture. The notes would be secured by the pool of assets. In exchange for the transfer of assets to the issuing entity, we would receive the cash proceeds on the sale of the non-recourse notes and a 100% interest in the equity of the issuing entity. The securitization of our assets might magnify our exposure to losses on those assets because any equity interest we retain in the issuing entity would be subordinate to the notes issued to investors and we would, therefore, absorb all of the losses sustained with respect to a securitized pool of assets before the owners of the notes experience any losses. Moreover, we may not be able to access the securitization market, or be able to do so at favorable rates. The inability to consummate securitizations of our assets to finance our assets on a long-term basis could require us to seek other forms of potentially less attractive financing or to dispose of assets at an inopportune time or price, which could harm our performance and our ability to grow our business.

Any warehouse facilities that we may obtain may limit our ability to acquire or originate assets and we may incur losses if the collateral is liquidated.

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

If we are unable to sell our existing assets, or are only able to do so at a substantial loss, we may be unable to continue as a “going concern” or implement our investment strategy.

We are marketing a significant portion of our existing assets, individually or in bulk, to generate liquidity and capital to redeploy in our target assets and implement our investment strategy. In addition, we are pursuing enforcement (in most cases foreclosure) on almost all our loans that are currently in default, and expect to take ownership of the underlying collateral and position the asset for future monetization. As a result of the rapid decline in the economy and substantial disruptions in the real estate, capital, credit and other markets, we may be unable to sell our existing assets or be required to do so at a price below our adjusted carrying value, which could harm our business and our ability to implement our investment strategy. In addition, our ability to continue as a “going concern” for the next 12 months is predicated on our ability to sell a substantial portion of our existing assets.

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

Due to the decline of the economy and real estate and credit markets, we anticipate defaults on our commercial mortgage loan assets and foreclosures to continue, which may harm our business.

We are in the business of acquiring, originating, marketing and selling commercial mortgage loans and, as such, we are at risk of default by borrowers. Any failure of a borrower to repay the mortgage loans or to pay interest on such loans will reduce our (i) revenue and distributions, if any, to stockholders, and (ii) potentially, the trading price of our common stock. At September 30, 2010, 36 of our loans with principal balances totaling $480.6 million were in default, and we had commenced enforcement action on 27 of these 36 loans. We are negotiating with the borrowers for possible discounted payoff or assessing the possibility of modifying the loan terms of the remaining nine loans in default. In addition, during the nine months ended September 30, 2010, we acquired real estate assets through foreclosure of the ten related mortgage loans with a carrying value of $25.4 million. The actual net realizable value of such properties may not exceed the carrying value of these properties at September 30, 2010. Due to the decline of the economy and real estate and credit markets and our intent to proactively pursue foreclosure of loans in default so we can dispose of REO assets, we anticipate defaults and foreclosures to continue, which will likely result in continuing high levels of non-accrual loans and REO assets, which are generally non-interest earning assets. As such, we anticipate our mortgage loan interest income to remain at significantly reduced levels until we invest the proceeds from the disposition of REO assets and this offering or other debt or equity financing in new investments and begin generating income from those investments.

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

We have acquired real property in connection with foreclosures of our commercial mortgage loans in which we have invested, and we may acquire additional real property in this manner in the future. As of September 30, 2010, we owned 34 properties with an aggregate net carrying value of $109.3 million and had commenced enforcement action on 27 additional properties. As an owner of real property, we will incur some of the same obligations and be exposed to some of the same risks as our applicable borrower was prior to our foreclosure on the applicable loan. See the risk factor above starting with “Our borrowers are exposed to risks associated with owning real estate”.

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

We depend upon the value of our real estate collateral to protect the commercial mortgage loans that we make or acquire. We depend upon the skill of independent appraisers and other techniques to value the collateral of the commercial mortgage loans we hold. However, notwithstanding the experience of the appraisers we select or approve, they may make mistakes or may err in their judgment. Also, the realizable value of the real estate securing our loans may decrease due to subsequent events, such as the precipitous decline in value experienced as a result of the real estate market downturn. As a result, the value of the collateral may be less than anticipated at the time the applicable commercial mortgage loan was originated or acquired. In this regard, in recent periods, the real estate markets across the United States have declined. If the value of the collateral supporting our commercial mortgage loans declines and a foreclosure sale occurs, we may not recover the full amount of our commercial mortgage loan, thus reducing the amount of our cash available, if any, and may harm our business.

Our underwriting standards and procedures may not have protected us from loan defaults, which could harm our business.

Due to the nature of our business model, we believe the underwriting standards and procedures we use are different from conventional lenders. While several procedures in our underwriting process are similar to those of traditional lenders, there are also some differences that provide us with more flexibility in underwriting and closing loans. Due to the nature of our loan approval process, there is a risk that the underwriting we performed did not, and the underwriting we perform in the future will not, reveal all material facts pertaining to the borrower and the collateral, and there may be a greater risk of default by our borrowers which, as described above, could harm our business. In addition, the underwriting standards we applied to our existing assets did not anticipate the current unprecedented downturn in the real estate market and general economy, and as a result we may recognize additional losses from loan defaults.

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

We require third-party assistance in managing or developing projects, and may obtain such assistance in the future either through joint ventures or selling the rights to manage or develop projects in whole, and we may be unable to find such assistance at an attractive cost or at all. Even if we are able to locate such assistance, we may be exposed to the risks associated with the failure of the other party to complete the development of the project as expected or desired. These risks include the risk that the other party would default on its obligations, necessitating that we complete the other components ourselves (including providing any necessary financing).

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

A decline in the fair value of our assets may require us to recognize a provision for credit losses or impairment charge against such assets under accounting principles generally accepted in the United States, or GAAP, if we were to determine that, with respect to any assets in unrealized loss positions, we do not have the ability and intent to hold such assets to maturity or for a period of time sufficient to allow for recovery to the amortized cost of such assets. If such a determination were to be made, we would recognize unrealized losses through earnings and write down the amortized cost of such assets to a new cost basis, based on the fair value of such assets on the date they are considered to be impaired. For example, we recorded a provision for credit losses totaling $296.0 million and $79.3 million, respectively, for the years ended December 31, 2008 and 2009, and $34.4 million for the nine months ended September 30, 2010, as well as impairment charges on REO assets of $27.2 million, $8.0 million and $13.2 million, respectively. For further information, see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations of IMH Financial Corporation — Results of Operations for the Nine and Three Months Ended September 30, 2009 and 2010 — Expenses — Provision for Credit Losses.” We could be required to record additional valuation adjustments in the future. Even in the absence of decreases in the value of real estate, we may be required to recognize provisions for credit losses as a result of the accrual of unpaid taxes on collateral underlying a loan. We also may be required to recognize impairment charges if we reclassify particular REO assets from being held for development to being held for sale. Such a provision for credit losses or impairment charges reflect non-cash losses at the time of recognition; subsequent disposition or sale of such assets could further affect our future losses or gains, as they are based on the difference between the sale price received and carrying value of such assets at the time of sale. If we experience a decline in the fair value of our assets, our results of operations, financial condition and our ability to make distributions to stockholders could be harmed.

Some of our assets are and will be recorded at fair value and, as a result, there will be uncertainty as to the value of these assets.

The fair value of our assets may not be readily determinable, requiring us to make certain estimates and adjustments. We will value certain of these investments quarterly at fair value, as determined in accordance with applicable accounting guidance, which may include unobservable inputs. Because such valuations are subjective, the fair value of certain of our assets may fluctuate over short periods of time and our determinations of fair value may differ materially from the values that would have been used if a ready market for these assets existed. The value of our common stock could be harmed if our determinations regarding the fair value of these assets were materially higher than the values that we ultimately realize upon their disposal.

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

Substantially all of the variable rate loans we own contain provisions for interest rate floors, which have allowed us to benefit from interest rate terms in excess of the current Prime rate. However, given current market conditions and the likely necessity to extend loans to 24-month terms, or longer, we have negotiated in the past, and expect to continue to renegotiate in the future, certain of the commercial mortgage loans in our portfolio at terms that are more reflective of current market rates, which may be lower than current contractual rates. The corresponding reduction in interest income and decline in the value of such loans may harm our results of operations.

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

Prepayment on our loans may harm the value of our assets.

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

Substantially all of our existing loans provide for monthly payment of interest only with a “balloon” payment of principal payable in full upon maturity of the loan. To the extent that a borrower has an obligation to pay us mortgage loan principal in a large lump sum payment, its ability to repay the loan may depend upon its ability to sell the property, obtain suitable refinancing or otherwise raise a substantial amount of cash. A borrower may not have sufficient resources available to make a balloon payment when it becomes due. As a result, these loans may involve a higher risk of default than amortizing loans.

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

We are subject to extensive regulation and oversight by various state and federal regulatory authorities, including, without limitation, the Arizona Corporation Commission, or the ACC, the Arizona Department of Revenue, the Arizona Department of Financial Institutions (Banking) and the SEC. Many of these authorities have generally increased their scrutiny of the entities they regulate following recent events in the homebuilding, finance and capital markets sectors. We are also subject to various federal and state securities laws regulating the issuance and sale of securities. We also in the future may be required to obtain various approvals and/or licenses from federal or state governmental authorities, government sponsored entities in connection with our mortgage-related activities. There is no assurance that we will be able to obtain or maintain any or all of the approvals that we need in a timely manner. In the event that we do not adhere to these license and approval requirements and other laws and regulations which apply to us, we could face potential fines or disciplinary or other civil action that could restrict or otherwise harm our business.

We received notice from the SEC on June 8, 2010 that it is conducting an investigation related to us, as well as requests for documents. Our present intention is to work cooperatively with the SEC in its investigation, but we do not believe that we have violated any federal securities laws. Regardless of the ultimate outcome, the existence of a pending investigation could harm our business or make it more difficult or impossible to raise additional financing on attractive terms or at all.

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

We have historically originated and acquired construction loans, which are subject to risks associated with the uncertainty of completion of the underlying project.

We have historically originated and acquired, and may continue to originate and acquire, construction loans, which are inherently risky because the collateral securing the loan typically has not been built or is only partially built. As a result, if we do not fund our entire commitment on a construction loan, or if a borrower otherwise fails to complete the construction of a project, there could be adverse consequences to us associated with the loan, including: a loss of the potential value of the property securing the loan, especially if the borrower is unable to raise funds to complete it from other sources; claims against us for failure to perform our obligations as a lender under the loan documents; increased costs for the borrower that the borrower is unable to pay, that could lead to default on the loan; a bankruptcy filing by the borrower that could make it difficult to collect on the loan on a timely basis, if at all; and abandonment by the borrower of the collateral for our loan, which could significantly decrease the value of the collateral.

Risks of cost overruns and non-completion of renovation of the properties underlying rehabilitation loans may result in significant losses.

We have historically originated and acquired, and may continue to originate and acquire, rehabilitation loans. The renovation, refurbishment or expansion by a borrower of a mortgaged property involves risks of cost overruns and non-completion. Estimates of the costs of improvements to bring an acquired property up to standards established for the market position intended for that property may prove inaccurate. Other risks may include: rehabilitation costs exceeding original estimates, possibly making a project uneconomical; environmental risks; and rehabilitation and subsequent leasing of the property not being completed on schedule. If such renovation is not completed in a timely manner, or if renovation costs are more than expected, the borrower may experience a prolonged impairment of net operating income and may not be able to make payments to us on our loan on a timely basis or at all, which could result in significant losses to us.

We may acquire non-Agency residential mortgage-backed securities, or RMBS, collateralized by subprime and Alt A mortgage loans, which are subject to increased risks.

We may acquire non-Agency RMBS, which are backed by residential real estate property but, in contrast to Agency RMBS, their principal and interest are not guaranteed by federally chartered entities such as the Federal National Mortgage Association, or Fannie Mae, or the Federal Home Loan Mortgage Corporation, or Freddie Mac and, in the case of the Government National Mortgage Association, or Ginnie Mae, the U.S. Government. We may acquire non-Agency RMBS backed by collateral pools of mortgage loans that have been originated using underwriting standards that are less restrictive than those used in underwriting “prime mortgage loans” and “Alt A mortgage loans.” These lower standards include mortgage loans made to borrowers having imperfect or impaired credit histories, mortgage loans where the amount of the loan at origination is 80% or more of the value of the mortgage property, mortgage loans made to borrowers with low credit scores, mortgage loans made to borrowers who have other debt that represents a large portion of their income and mortgage loans made to borrowers whose income is not required to be disclosed or verified. Due to current economic conditions, including fluctuations in interest rates and lower home prices, as well as aggressive lending practices, subprime mortgage loans have in recent periods experienced increased rates of delinquency, foreclosure, bankruptcy and loss, and they are likely to continue to experience delinquency, foreclosure, bankruptcy and loss rates that are higher, and that may be substantially higher, than those experienced by mortgage loans underwritten in a more traditional manner. Thus, because of the higher delinquency rates and losses associated with subprime mortgage loans, the performance of non-Agency RMBS backed by subprime mortgage loans that we may acquire could be adversely affected, which could materially and adversely impact our results of operations, financial condition and business.

Past or future actions to manage us through the recession may not be successful, in part or at all, and a failure of any one or more of these actions could harm us.

We have taken various actions to seek to manage us through the recession, including, among other things, marketing certain of our whole loans and participation interests for sale, and disposing of REO properties that were acquired by us through foreclosure. We also continue to evaluate other options. Many of the challenges being faced by us are beyond our control, including a lack of adequate lender credit availability in the marketplace, the general illiquidity in financial markets in the United States, and the decline in real estate prices and the prices of real estate-related assets. These or other actions we may take may not be successful, in part or at all, and a failure of any one or more of these actions could harm us.

Our loans and real estate assets are concentrated geographically and a further downturn in the economies or markets in which we operate could harm our asset values.

We have commercial and residential mortgage loans and real property in Arizona, California, Texas, New Mexico, Idaho, Minnesota, Utah and Nevada. Because we are generally not diversified geographically and are not required to observe any specific geographic diversification criteria, a further downturn in the economies of the states in which we own real estate or have commercial mortgage loans, or a further deterioration of the real estate market in these states, could harm our loan and real estate portfolio.

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
•
State and federal bankruptcy laws can temporarily prevent us from pursuing any actions against a borrower or guarantor, regardless of the progress in any suits or proceedings and can, at times, permit our borrowers to incur liens with greater priority than the liens held by us.

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

We carry comprehensive liability, fire, extended coverage, earthquake, business interruption and rental loss insurance covering all of our properties under various insurance policies. Furthermore, we maintain title insurance to protect us against defects affecting the security for our loans. We select policy specifications and insured limits which we believe to be appropriate given the perceived relative risk of loss, the cost of the coverage and our understanding of industry practice. We do not carry insurance for generally uninsured losses such as loss from riots, war or nuclear reactions. Our policies are insured subject to certain limitations, including, among others, large deductibles or co-payments and policy limits which may not be sufficient to cover losses. In addition, we may discontinue certain policies on some or all of our properties in the future if the cost of premiums for any of these policies exceeds, in our judgment, the value of the coverage relative to the perceived risk of loss. If we, or one or more of our borrowers, experiences a loss which is uninsured or which exceeds policy limits or which our carriers will not or cannot cover, we could lose the capital invested in the damaged properties as well as the anticipated future cash flows from those properties.

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

Due to the significant decline in the real estate markets in recent years, we believe that the tax basis of our existing assets exceeds the fair market value of such assets by approximately $267.8 million. Subject to certain limitations, such “built-in losses” may be available to offset future taxable income and gain from our existing assets as well as potentially income and gain from new assets we acquire. Our ability to use our built-in losses is dependent upon our ability to generate taxable income in future periods. In addition, the use of our built-in losses is subject to various limitations. For example, there will be limitations on our ability to use our built in losses or other net operating losses if we undergo a “change in ownership” for U.S. federal income tax purposes. In addition, it is possible that our built-in losses may not be fully available or usable in the manner anticipated. To the extent these limitations occurred or governmental challenges were asserted and sustained with respect to such built-in losses, we may not be permitted to use our built-in losses to offset our taxable income, in which case our tax liabilities could be greater than anticipated.

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

The foregoing could result in defaults on our portfolio mortgage loans and might require us to record reserves with respect to non-accrual loans, write-down our REO assets, and realize credit losses with respect to our portfolio mortgage loans. These factors could harm our business, financial condition, results of operations and cash flows.

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

Our success depends upon the experience, skill, resources, relationships, contacts and continued efforts of certain key personnel, including, among others, Shane Albers, our chief executive officer, William Meris, our president, and Steven Darak, our chief financial officer. If any of these individuals were to make an error in judgment in conducting our operations, our business could be harmed. If either of these individuals were to cease employment with us, our operating results could suffer. Our future success also depends in large part upon our ability to hire and retain highly skilled managerial, operational and marketing personnel. Competition for such personnel is intense. Should we be unable to attract and retain such key personnel, our ability to make prudent investment decisions may be impaired, which could harm our results of operations and prospects.

We will face conflicts of interest that may arise with respect to our business activities and also may limit the allocation of investments to us.

We may face conflicts of interest with other funds managed by us. For example, one of our wholly-owned subsidiaries, SWI Management, LLC, or SWIM, is the manager of the SWI Fund and has obligations to the SWI Fund and its members pursuant to the operating agreement between SWIM and the SWI Fund. The SWI Fund, which had $11.4 million under management as of September 30, 2010, is a real estate investment fund with target asset classes that are substantially similar to ours. The management fees we receive from SWIM for managing the SWI Fund may be less than the income we would receive from investment opportunities allocated to SWI Fund that we may have otherwise been able to invest in.

Any policy or procedural protections we adopt to address potential conflicts of interest may not adequately address all of the conflicts that may arise or will address such conflicts in a manner that results in the allocation of a particular investment opportunity to us or is otherwise favorable to us. Since our executive officers are also executive officers of SWIM, subject to oversight from our independent directors (or a committee thereof), the same personnel may determine the price and terms of the investments for both us and other entities managed by us or affiliated with our executive officers, and there can be no assurance that any procedural protections, such as obtaining market prices or other reliable indicators of value, will prevent the consideration we pay for these investments from exceeding the fair market value or ensure that we receive terms for a particular investment that are as favorable as those available to a third-party.

We may compensate broker-dealers to eliminate contingent claims under existing selling agreements, which could result in additional expense for us or dilation of our stockholders.

The Manager is also party to selling agreements with certain broker-dealers who assisted the Manager in raising equity capital for us, which provide for a 2% selling commission and either a 25 or 50 basis point trailing commission. Such commissions totaled $6.1 million, $5.4 million and $0 for the years ended December 31, 2007, 2008 and 2009, respectively. Pursuant to amendments to such selling agreements, certain broker-dealers representing approximately 97% of the Fund’s committed capital agreed to forego these amounts and accept, in lieu of such obligation, a pro rata portion (representing either the 25 or 50 basis points described above) of 50% of any amount “earned and received” by the Manager under the terms of the Fund’s operating agreement, which provided that the Manager receives 25% of any net proceeds (including late fees and penalties and excluding repayment of principal and contractual note interest rates) from the sale of a foreclosed asset. Because the operating agreement has been terminated pursuant to the Conversion Transactions, no fees will be payable to the Manager pursuant to the operating agreement, but the broker-dealers may argue that they should nonetheless receive from us 50% of any amounts “earned and received” that would have been otherwise payable to the Manager under the Fund’s operating agreement had the operating agreement still been in effect or, alternatively, that they are entitled to the trailing commission under the original selling agreement. Although we may terminate the selling agreements at any time (but not the commissions and additional compensation payable for certain investments or in connection with certain investors), we have not entered into any agreements, arrangements or understandings to terminate the selling agreement or any trail obligations because we believe the relationships with the broker-dealers established through these selling agreements remain useful to our business. If we terminate the selling agreements, we may decide to compensate the broker-dealers to eliminate any residual contingent commission claims on gains or trail commissions under the selling agreements or for future services provided by the broker-dealers through the issuance of warrants or equity, payment of fees or otherwise, which could result in additional expense for us or dilution of our stockholders.

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

Risks Related to our Common Stock

We have not established a minimum dividend and distribution level and we may not have the ability to pay dividends and other distributions to you in the future.

There have been no cash dividends declared on our common stock since our company was formed from our predecessor entity, but our predecessor made periodic distributions to its members prior to suspending distributions in the third quarter of the year ended December 31, 2008. We have not established a minimum distribution level and we may not be able to make any distributions at all. In addition, some of our distributions may include a return of capital. All distributions will be made at the discretion of our board of directors and will depend on our earnings, our financial condition and other factors as our board of directors may deem relevant from time to time. Subject to the availability of legally available funds,

Offerings of debt or equity securities, which would be senior to our common stock in liquidation, or equity securities, which would dilute our existing stockholders’ interests, may be senior to our common stock for the purposes of distributions, and may harm the market price of our common stock.

In the future, we may attempt to increase our capital resources by making offerings of debt or equity securities, including commercial paper, medium-term notes, senior or subordinated notes, preferred stock or common stock. The terms of our charter documents will not preclude us from issuing additional indebtedness. Accordingly, we could become more highly leveraged, resulting in (i) an increase in debt service that could harm our ability to make expected distributions to our stockholders, and (ii) an increased risk of default on our obligations. If we were to liquidate, holders of our debt and shares of preferred stock and lenders with respect to other borrowings will receive a distribution of our available assets before the holders of our common stock. Additional equity offerings by us may dilute your interest in us or reduce the market price of our common stock, or both. Any preferred stock could have a preference on distribution payments that could limit our ability to make a distribution to our stockholders. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Further, market conditions could require us to accept less favorable terms for the issuance of our securities in the future. Thus, you will bear the risk that any future offerings by us could reduce the market price of our common stock and dilute your interest in us.

Certain provisions of our certificate of incorporation, bylaws, debt instruments and the Delaware General Corporation Law could make it more difficult for a third-party to acquire us, even if doing so would benefit our stockholders.

Certain provisions of the Delaware General Corporation Law, or DGCL, may have the effect of deterring hostile takeovers or otherwise delaying or preventing changes in our management or in the control of our company, including transactions in which our stockholders might otherwise receive a premium over the fair market value of their securities. In particular, Section 203 of the DGCL may, under certain circumstances, make it more difficult for a person who would be an “interested stockholder” (defined generally as a person with 15% or more of a corporation’s outstanding voting stock) to effect a “business combination” (defined generally as mergers, consolidations and certain other transactions, including sales, leases or other dispositions of assets with an aggregate market value equal to 10% or more of the aggregate market value of the corporation) with the corporation for a three-year period. Under Section 203, a corporation may under certain circumstances avoid the restrictions imposed by Section 203. Moreover, a corporation’s certificate of incorporation or bylaws may exclude a corporation from the restrictions imposed by Section 203. We have not made this election, and accordingly we are subject to the restrictions of Section 203 of the DGCL. Furthermore, as discussed under the heading entitled “Description of IMH Financial Corporation’s Capital Stock,” upon any “change of control” transaction, the restrictions on transfer applicable to the shares of our Class B and Class C common stock will terminate, which could act to discourage certain change of control transactions.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds.

There were no sales of common shares during the quarter ended September 30, 2010. Pursuant to the terms of a consulting services agreement with ITH Partners, LLC, or ITH, and in consideration of services provided to us by ITH, we agreed to issue 50,000 shares of common stock to ITH in the event we raise $50 million or more of debt or equity capital or list our shares of common stock on a national securities exchange during the term of the consulting agreement and warrants exercisable for ten years to purchase 150,000 shares of common stock at the offering price in the event we (i) consummate an initial public offering during the term of the consulting agreement and (ii) list our shares of common stock on a national securities exchange during the term of the consulting agreement, all pursuant to the terms and conditions of the consulting agreement.  Such issuance would be made in a private placement pursuant to section 4(2) of the Securities Act.

Item 5.    Other Information.

On November 19, 2010, we entered into an indemnification agreement with each of (i) Shane Albers, our chief executive officer and the chairman of our board of directors, (ii) William Meris, our president and a member of our board of directors, and (iii) Steven Darak, our chief financial officer, in the forms attached hereto as Exhibits 10.1, 10.2 and 10.3. Pursuant to these agreements, we have agreed to indemnify each of Messrs. Albers, Meris and Darak against certain expenses, judgments, fines and amounts paid in connection with certain actions, suits, investigations and hearings related to the fact of their service as one of our directors and or officers, or related to actions taken by each in such capacity.

Each indemnification agreement supplements existing indemnification provisions of our certificate of incorporation and bylaws, and, in general, provides for indemnification to the maximum extent permitted by Delaware law, subject to the exceptions, terms and conditions provided in each indemnification agreement.  We have agreed to provide indemnity for fees and expenses, damages, losses, liabilities, judgments and amounts paid in settlement, each to the extent actually and reasonably incurred by or on behalf of the indemnitee in any action, demand, suit or proceeding, including any investigation, inquiry, hearing or alternative dispute resolution process, in which an indemnitee is or is threatened to be involved as a party, witness or otherwise by reason of the fact that he or she is or was one of our directors or officers or is or was serving as a director or officer of another entity at our request. Each indemnification agreement also provides that, if requested by an indemnified person, we will advance to the indemnified person expenses incurred in connection with any proceeding arising out of such indemnified person's service to us, subject to reimbursement by the indemnified person should a final judicial determination be made that indemnification is not available under applicable law, and that we may purchase and maintain insurance against any liability asserted against, and incurred by, the indemnified person arising out of their service to us, if such insurance is available on commercially reasonable terms.

On November 19, 2010, we also entered into a consulting services agreement in the form attached hereto as Exhibit 10.4, or consulting agreement, with ITH Partners LLC, or ITH, a consulting firm we have retained since 2009. The consulting agreement addresses the responsibilities of ITH thereunder, the fee, other compensatory and indemnification arrangements to ITH and other obligations. The services to be provided to us by ITH under the consulting agreement include: diligence on, and analytical work with respect to, our loan portfolio and prospective loan purchases and sales; advising us with respect to unrealized gains and losses in our loan portfolio; advising us with respect to the work of our valuation consultants and related issues; advising us with respect to certain accounting oriented issues, and interface with various parties, including, without limitation, us and our auditor; advising us with respect to the implementation and management of certain matters in the final Form S-4, including, without limitation, all issues with our transfer agent, including the lock-up of the shares; advising us with respect to liquidity strategies including, without limitation, an initial public offering, potential debt offerings and assistance in the arrangement of commercial banking facilities; advising us regarding the selection of an independent board of directors and committees thereof, including, without limitation, candidates and proposed compensation terms, among other issues; and other advice to us from time to time as requested by us.

In consideration of ITH’s services to us under the consulting agreement, the consulting agreement provides for the payment to ITH of a monthly fee of $32,500, a one-time fee of $1.5 million in the event we raise $50 million or more in the aggregate of debt or equity capital or list our shares of common stock, par value $0.01, on a national securities exchange, a one-time fee of $750,000 in the event we raise equity securities exceeding $100 million and a one-time fee of $500,000 in the event we raise debt securities $100 million, all pursuant to the terms and conditions of the consulting agreement. The consulting agreement also provides for a one-time issuance to ITH of 50,000 shares of our common stock in the event we raise $50 million or more of debt or equity capital or list our shares of common stock on a national securities exchange during the term of the consulting agreement and a one-time issuance to ITH of warrants to purchase 150,000 shares of our common stock in the event that we (i) consummate an initial public offering during the term of the consulting agreement and (ii) list our shares of common stock on a national securities exchange during the term of the consulting agreement, all pursuant to the terms and conditions of the consulting agreement.

Item 6.   Exhibits

Exhibit

No.	Description

10.1*	Form of Indemnification Agreement, by and between Shane Albers and IMH Financial Corporation.

10.2*	Form of Indemnification Agreement, by and between William Meris and IMH Financial Corporation.

10.3*	Form of Indemnification Agreement, by and between Steven Darak and IMH Financial Corporation.

10.4*	Form of Consulting Services Agreement, by and between ITH Partners, LLC and IMH Financial Corporation.

31.1*	Certification of Chief Executive Officer of IMH Financial Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer of IMH Financial Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*†	Certification of Chief Executive Officer and the Chief Financial Officer of IMH Financial Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

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

Date: November 19, 2010	IMH FINANCIAL CORPORATION

	By:	/s/ Steven Darak
Steven Darak
Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Officer)

INDEX TO EXHIBITS

No.	Description

10.1*	Form of Indemnification Agreement, by and between Shane Albers and IMH Financial Corporation.

10.2*	Form of Indemnification Agreement, by and between William Meris and IMH Financial Corporation.

10.3*	Form of Indemnification Agreement, by and between Steven Darak and IMH Financial Corporation.

10.4*	Form of Consulting Services Agreement, by and between ITH Partners, LLC and IMH Financial Corporation.

31.1*	Certification of Chief Executive Officer of IMH Financial Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer of IMH Financial Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*†	Certification of Chief Executive Officer and the Chief Financial Officer of IMH Financial Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

†
This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Exchange Act, and is not to be incorporated by reference into any filings of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.