Form 10-K
period 2010-12-31
IMH Financial Corp
filed 2011-04-15
CIK 1397403

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
 (Mark one)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from: _____________________to _____________________

Commission File Number 000-52611

IMH Financial Corporation

(Exact name of registrant as specified in its charter)

Delaware	81-0624254
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

4900 N. Scottsdale Rd #5000 Scottsdale, Arizona	85251
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code:
(480) 840-8400

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Class B-1 Common Stock
Class B-2 Common Stock
Class B-3 Common Stock
Class B-4 Common Stock
Class C Common Stock
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐    No  ☑

The registrant had 3,811,342 Shares of Class B-1 Common Stock, 3,811,342 shares of Class B-2 Common Stock, 7,721,055 shares of Class B-3 Common Stock, 627,579 shares of Class B-4 Common Stock and 838,448 shares of Class C Common Stock, which were collectively convertible into 16,809,766 outstanding common shares as of April 15, 2011.  The Class B-1, B-2 and B-3 and Class C common stock of IMH Financial Corporation was exchanged for the membership interests of IMH Secured Loan Fund, LLC as a result of the conversion of IMH Secured Loan Fund, LLC into IMH Financial Corporation and is deemed registered pursuant to Section 12 of the Securities Exchange Act of 1934 under Rule 12g-3. The Class B-4 common stock was issued in exchange for the outstanding equity interests of Investors Mortgage Holdings Inc. as part of the same transaction.

DOCUMENTS INCORPORATED BY REFERENCE
NONE

IMH Financial Corporation
2010 Form 10-K Annual Report

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7, contains forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) which relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. In some cases, you can identify forward looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “likely,” “may,” “plan,” “potential,” “should” and “would” or the negative of these terms or other comparable terminology. The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance. These beliefs, assumptions and expectations can change, and actual results and events may differ materially, as a result of many possible events or factors, not all of which are known to us or are within our control. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section in Item 1A of this Form 10-K entitled “Risk Factors,” along with the following factors that could cause actual results to vary from our forward-looking statements:

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

•
We are subject to the risk that, despite recent actions and proposals by the U.S. government and governments around the world, the economy and real estate and other markets will not improve, which could continue to harm our ability to sell or dispose of the assets we own and the ability of our borrowers to pay obligations under, or repay our commercial mortgage loans on maturity or obtain permanent take-out financing in a timely manner, on reasonable terms, or at all, which would further impair our liquidity and operating results;

•
The suspension of certain of our activities resulting from current market conditions and our liquidity status may persist for an extended period of time, and we may not resume historical levels of activities, or at all;

•
If our liquidity continues to dissipate and we are unable to meet our obligations, we may be forced to sell certain of our assets for a price at or below the current carrying value of the assets, which could result in a loss to us or we may seek other available alternative strategies; Despite management’s efforts, there is no assurance that we will be successful in selling real estate assets in a timely manner to sufficiently fund operations or obtaining additional financing, and if available, there are no assurances that the financing will be at commercially acceptable terms. Failure to address this liquidity issue within the timeframe permitted may have a further material adverse effect on our business, results of operations, and financial position. These conditions and circumstances raise substantial doubt as to our ability to continue operating as a going concern.

•
We are subject to risks generally associated with the lending to, and ownership of, real estate-related assets, including changing economic conditions, environmental risks, unforeseen statutory and regulatory changes, the cost of and ability to obtain insurance and risks related to developing, and leasing of properties;

•
Real estate assets we may acquire in foreclosure, or through other means, are generally non-earning assets that would correspondingly reduce the distributable yield to our investors, if any. In the event of foreclosure, we would also be responsible for the payment of past due property taxes, a liability not currently recorded but is reflected in our asset valuation, which approximates $7.9 million as of December 31, 2010. Moreover, the ultimate disposition of such assets may not occur for an extended period of time or at prices we seek, which would further impair our liquidity;

•
As a commercial real estate mortgage lender, we are subject to a variety of external forces that could further harm our operations and results, including, without limitation, fluctuations in interest rates, fluctuations in economic conditions (which are exacerbated by our limited geographic diversity), and the effect that regulators or bankruptcy courts could have on our operations and rights as a secured commercial real estate mortgage lender; and

•
Our commercial real estate mortgage loans, which are not guaranteed by any government agency, are risky and are not sold on any well established secondary market, and the underwriting standards that we previously utilized may not be sufficient to protect stockholders from our borrowers’ loan defaults or to ensure that sufficient collateral, including collateral pledged by guarantors, will exist to protect our stockholders from any such defaults in the context of the continued market stress currently applicable in the real estate sector.

Except to the extent required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the events described by our forward-looking statements might not occur. We qualify any and all of our forward-looking statements by these cautionary factors. Please keep this cautionary note in mind as you read this Form 10-K and the documents incorporated by reference into this Form 10-K.

PART I

Item 1.	BUSINESS.

Our Company

We are a real estate finance company based in the southwest United States with over 13 years of experience in various and diverse facets of the real estate lending and investment process, including origination, acquisition, underwriting, documentation, servicing, construction, enforcement, development, marketing, and disposition. We have historically focused on the origination of senior short-term commercial bridge loans, which we consider to be loans with maturities of 12 to 18 months that are expected to be replaced thereafter with “permanent take-out” financing, which refers to longer-term financings provided by a subsequent lender that replaces the senior short-term commercial bridge loan. However, to the extent that we are able to generate excess liquidity from asset sales or from the issuance of debt or equity capital, we expect our primary future focus will be on the acquisition and origination of interim loans, or other short-term financings, which we consider to be loans or financings with maturities of 18 to 30 months that are used to pay off construction or commercial or residential property loans and that are not reliant on the availability of permanent take-out financing. In addition, we expect to target the acquisition or financing of whole commercial real estate mortgage loans, which may be performing, distressed or non-performing, and participating interests in performing commercial real estate mortgage loans. Our target transaction size is typically above the maximum investment size of community banks, but below the minimum investment size of larger financial institutions, which we believe positions us favorably in an underserved segment of the real estate finance industry. However, these initiatives are dependent on our successful liquidation of select assets, obtaining debt or equity financing and/or other available alternatives to generate liquidity.  Until such time, we do not anticipate having the liquidity available to make further investments.

We combine traditional credit analysis typically performed by banks, with advanced property valuation techniques used by developers, in order to produce a more comprehensive investment decision process. In addition to the property appraisal and underwriting process performed by traditional bank lenders, we build and stress test a property-specific valuation model for each real estate investment we make, based upon, among other factors, acquisition price, carrying cost, development time, potential cost and time overruns, absorption rate, existing and potential rental rates, existing and known planned competing properties, market trends and exit strategy. We test these assumptions with a combination of field inspections and local market analysis, as well as financial, physical, legal and environmental due diligence. Through this process, we have acquired or originated real estate assets as of December 31, 2010 with an original investment basis of $707.4 million and a current carrying value of $212.7 million consisting of commercial real estate mortgage loans with a carrying value of $123.2 million and owned property with a carrying value of $89.5 million. The decline in the carrying value of our real estate assets is reflective of the deterioration of the commercial real estate lending market and the sustained decline in pricing of residential and commercial real estate in the last 18 to 24 months together with the continuing downturn in the commercial real estate markets and general economy.

Our senior management team, along with our other industry professionals, have extensive experience analyzing, structuring, negotiating, originating, purchasing and servicing senior-position commercial real estate mortgage loans and related real estate investments. Over the past 13 years, we have built a mortgage lending platform and have made over 500 real estate investments and co-investments, and our senior management team has raised approximately $1 billion of capital.

We are a Delaware corporation that was formed from the conversion of IMH Secured Loan Fund, LLC, a limited liability company that was externally managed by Investors Mortgage Holdings Inc.

Our History and Structure

We were formed from the conversion of our predecessor entity, IMH Secured Loan Fund, LLC, or the Fund, into a Delaware corporation. The Fund, which was organized in May 2003, commenced operations in August 2003, focusing on investments in senior short-term whole commercial real estate mortgage loans collateralized by first mortgages on real property. The Fund was externally managed by Investors Mortgage Holdings, Inc., or the Manager, which was incorporated in Arizona in June 1997 and is licensed as a mortgage banker by the State of Arizona. Through a series of private placements to accredited investors, the Fund raised $875 million of equity capital from May 2003 through December 2008. Due to the cumulative number of investors in the Fund, the Fund registered under the Securities Exchange Act of 1934, as amended, on April 30, 2007 and began filing periodic reports with the Securities and Exchange Commission, or the SEC.

As a result of the unprecedented disruptions in the general real estate and related markets and the rapid decline in the global and U.S. economies, on October 1, 2008, pursuant to its operating agreement, the Fund suspended member redemption requests. In order to preserve liquidity in the ongoing credit crisis, the Fund suspended regular monthly distributions to members in the second quarter of 2009. On June 18, 2010, following approval by members representing 89% of membership units of the Fund voting on the matter, the Fund became internally-managed through the acquisition of the Manager and converted into a Delaware corporation, a series of transactions we refer to as the Conversion Transactions. The Fund intended the Conversion Transactions to position the Fund to become a publicly traded corporation listed on the NYSE, create the opportunity for liquidity for Fund members, and create the opportunity to raise additional capital in the public markets, thereby enabling the Fund to better acquire and originate commercial mortgage loans and other real estate related investments with a view to achieving long term value creation through dividends and capital appreciation.

As part of the Conversion Transactions, the Fund offered members seeking shorter-term liquidity the option of receiving shares, referred to as Class C common stock, which are eligible to be redeemed by us at our option from the proceeds of an initial public offering at the initial public offering price less underwriting discounts and commissions. In connection with the Conversion Transactions, we issued 3,811,342 shares of Class B-1 common stock, 3,811,342 shares of Class B-2 common stock, 7,721,055 shares of Class B-3 common stock, 627,579 shares of Class B-4 common stock and 838,448 shares of Class C common stock. We have not determined a specific value for the aggregate shares issued in connection with the Conversion Transactions. However, based on our pro forma net tangible book value of approximately $201.4 million as of December 31, 2010, the estimated book value per share for the shares issued in connection with the Conversion Transactions is $11.98 per share. Any shares of Class C common stock not redeemed in connection with an initial public offering will automatically be converted to Class B common stock. Members representing only approximately 5.2% of membership interests in the Fund elected this option and received Class C common stock. The remaining 94.8% received one of three series of Class B common stock (Class B-1, B-2 or B-3) that are subject to restrictions on transfer that lapse, subject to certain exceptions, at various anniversaries following the closing of an initial public offering: 25% at the six month anniversary, 25% upon the nine month anniversary and the remaining 50% on the 12 month anniversary. The restrictions also lapse upon certain change of control events, and shares of class B-1, B-2 and B-3 common stock are also eligible for conversion and transfer after the five-month anniversary of an initial public offering if the closing price of our common stock price is greater than or equal to 125% of the initial public offering price for 20 consecutive trading days at the option of the holder thereof. All shares of Class B-1, B-2 and B-3 common stock will automatically convert into shares of common stock on the twelve-month anniversary of an initial public offering. Once the sale of all or a portion of the shares of Class B common stock becomes possible, the sale or potential sale of a substantial number of shares of the common stock into which shares of Class B common stock may convert could depress the market price of all common stock and impair our ability to raise capital through the sale of additional shares.

To provide additional incentive for holders of Class B common stock to remain longer-term investors, we agreed to pay, subject to the availability of legally distributable funds, a Special Dividend to Class B stockholders of $0.95 a share to all stockholders who have retained continuous ownership of their shares through the 12 month period following an initial public offering. The aggregate amount of the Special Dividend will be between $15.1 million and $16.0 million depending on the number of outstanding Class C shares that are redeemed in connection with an initial public offering. If the proceeds from an initial public offering are insufficient to redeem all outstanding shares of Class C common stock, the redemption will be effected on a pro rata basis among the holders of Class C common stock as follows: each share of Class C common stock will convert into 0.25 shares of Class B-1 common stock; 0.25 shares of Class B-2 common stock; and 0.50 shares of Class B-3 common stock and the remaining shares of Class C common stock will automatically be converted into shares of Class B common stock as follows: each share of Class C common stock will convert into 0.25 shares of Class B-1 common stock; 0.25 shares of Class B-2 common stock; and 0.50 shares of Class B-3 common stock and will also be eligible for the Special Dividend if held continuously through the 12-month period following an initial public offering. The Special Dividend will not be payable if sufficient legally available funds are not available on the one-year anniversary of consummation of an initial public offering.

We acquired the Manager, through the issuance of 716,279 shares of Class B common stock, subject to various restrictions, to the equity holders of the Manager and its affiliates, on June 18, 2010 as part of the Conversion Transactions. Prior to consummation of the Conversion Transactions, we paid management fees to the Manager to serve as our external manager and the Manager was responsible for managing every aspect of our operations, including identifying and funding new loans, evaluating and acquiring loans held by third parties, and periodically analyzing the composition of our portfolio. The Manager has a wholly-owned subsidiary, Investors Mortgage Holdings California, Inc., which is licensed as a real estate broker by the California Department of Real Estate. In connection with the acquisition, Messrs. Albers, Meris and a transferee of Mr. Meris acquired shares of Class B-4 common stock which are subject to additional four-year transfer restrictions. The four-year transfer restrictions applicable to the shares of Class B-4 common stock will terminate if, any time after five months from the first day of trading on a national securities exchange, either our market capitalization or book value will have exceeded approximately $730.4 million (subject to upward and downward adjustment upon certain events). The additional four-year transfer restrictions will also terminate if the restrictions on the Class B common stock are eliminated as a result of change of control of the shares of Class B common stock under our certificate of incorporation, or if, after entering into an employment agreement approved by our compensation committee, the holder of Class B common stock is terminated without cause, as will be defined in their employment agreements. As part of the Conversion Transactions, the former executive officers and employees of the Manager became our executive officers and employees and assumed the duties previously performed by the Manager. We ceased paying management fees to the Manager and we are now entitled to retain all management, origination fees, gains and basis points previously allocated to the Manager.

In the Conversion Transactions, we also acquired IMH Holdings, LLC, or Holdings, which is a Delaware limited liability company and serves as a holding company for two wholly-owned subsidiaries, IMH Management Services, LLC, an Arizona limited liability company, and SWI Management, LLC, an Arizona limited liability company. IMH Management Services, LLC provides us and our affiliates with human resources and administrative services, including the supply of employees, and SWI Management, LLC, or SWIM, acts as the manager for the Strategic Wealth & Income Fund, LLC, or the SWI Fund. At December 31, 2010, the SWI Fund had $11.5 million under management. The SWI Fund is a Delaware limited liability company whose investment strategies and objectives are substantially similar to our historic strategy. We do not own any equity interest in the SWI Fund but we receive fee income for managing SWIM.

Effective March 2011, in connection with the resignation of our previous consultants, we retained New World Realty Advisors (NWRA) to provide consulting and advisory services in connection with the development and implementation of an interim recovery and work-out plan and long-term strategic growth plan for us.

Our Market Opportunity

We believe there are attractive current and emerging opportunities to acquire and originate whole commercial real estate mortgage loans and other discounted real estate-related assets as a result of the ongoing disruption in the real estate and financial markets, particularly in the southwestern United States where we focus. We believe that some of these assets are attractively priced in relation to their relative risk as a result of the imbalance between supply and demand in the current market environment, which has forced numerous financial institutions to dispose of both financial and physical real estate-related assets in order to meet regulatory or general capital requirements. Although we view opportunities to acquire commercial real estate mortgage loans and other real estate related assets as more attractive for new investments over the short to medium term, we believe that the opportunity to originate commercial real estate mortgage loans remains attractive, particularly for interim loans or other short term loans that generally have terms of one to three years and intermediate term loans, which we consider to be loans with maturities of three to five years, each of which are not reliant upon the immediate availability of permanent take-out financing. As a result of limited credit availability in the marketplace, we believe that such loans can now be structured on more favorable lender terms than in the past. If we successfully raise a significant amount of additional debt or equity financing, we believe that we will be positioned to capitalize on such opportunities as well as to remain flexible to adapt our investment strategy as market conditions change.

Our Target Assets

Although we have historically focused primarily on the origination of whole senior short-term commercial bridge loans with maturities of 12 to 18 months oriented toward the availability of permanent take-out financing at maturity and our portfolio consists primarily of loans that we originated, we intend to focus our future investments primarily on the following asset classes, which we consider to be our target assets:

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

We intend to continue the process of disposing of a significant portion of our existing loans and real estate assets, or REO assets, individually or in bulk, and to utilize the proceeds for operating purposes or, to the extent excess funds are available, reinvest the proceeds from such dispositions in our target assets. We intend to diversify our assets further across asset classes, with current target allocations for new investments of approximately 45% of total assets in interim loans or other short-term loans originated by us, 25% in performing whole, or participating interests in, commercial real estate mortgage loans we acquire, 15% in whole non-performing commercial real estate loans we acquire and 15% in other types of real estate-related assets and real estate-related debt instruments, although the exact allocations will depend on the investment opportunities we decide to pursue. Once real estate conditions improve, and the availability of permanent take-out financing returns, we believe our experience, industry knowledge and comprehensive underwriting process will allow us to refocus on our historical model of originating short-term senior secured whole commercial real estate mortgage loans.

Our Competitive Strengths

We believe the following competitive strengths will help us implement our strategies and distinguish ourselves from our competitors:

•
Existing Assets. We intend to actively market and sell a significant portion of our current loans (in whole or in part) and REO assets, individually or in bulk, over the next 18 months and redeploy a substantial portion of the sale proceeds in our target assets. As a result of the rapid decline in the economy and substantial disruptions in the real estate and financial markets, we have recorded significant provisions for credit losses on our loans and impairment charges on our REO assets reflecting lower pricing assumptions and a significant increase in discount factors to reflect current market risk. If we sell our assets in an improving economic climate, we believe that the aggregate potential value of our assets may exceed the current aggregate carrying value of those assets. Further, we believe that the potential value of some of the properties securing our mortgage loans may allow us the flexibility, and motivate our borrowers, to restructure loan terms which may enable us to generate current income and ultimately realize attractive returns on those loans.

•
Access to Extensive Pipeline of Industry Relationships. We have long-term relationships with an extensive network of community banks, real estate owners, developers and financial intermediaries, particularly in the west and southwest, which we believe has received less attention from larger investors. We believe this diversified transaction referral network provides us with a significant stream of “first look,” lending and acquisition opportunities, which are opportunities to consider a potential investment before it becomes more widely marketed. We believe these relationships will continue to provide us access to potential attractive lending and acquisition opportunities as a greater number of financial institutions seek to reduce their exposure to commercial real estate in order to reduce leverage and meet various capital or regulatory requirements.

•
Localized Market Expertise. Our focus for over 13 years on the real estate lending and investment industry in the southwest, along with our extensive network of long-term relationships with banks, real estate owners and developers, mortgage lenders and other strategic partners focused on our target market provides us with a specialized understanding of the market dynamics and opportunities that we believe is difficult to replicate. Moreover, we believe our specialized focus in our target markets also positions us favorably to engage in repeat business with investment and commercial banks, brokerage firms, public and private real estate investment companies and others that have targeted opportunities in the Southwest, but lack our in-depth understanding of, and access to, opportunities in this market.

•
Experienced Management Team with Expertise in Real Estate. Our senior management team has extensive experience originating, acquiring, managing and investing in commercial mortgage loans and other commercial real estate and real estate-related assets through various credit cycles and market conditions. We believe our senior management team has accumulated a deep and sophisticated understanding of industry trends, market values and the particular characteristics of the regions in which we lend, which has equipped our senior management team with a deep understanding of our target assets.

•
Strong Underwriting Capabilities. We have a fully integrated in-house underwriting platform, which has extensive experience underwriting, conducting due diligence and valuing real estate and real estate-related investments. We combine traditional credit analysis typically performed by banks with advanced property valuation techniques used by developers, to produce a more comprehensive investment decision process that we believe provides us an advantage relative to the procedures utilized by many of our competitors and enables us to better identify attractive investment opportunities and assess expected performance, risk and returns.

•
Value Added Execution and Asset Management Experience. Our asset management team, further strengthened through our retention of NWRA, has extensive experience creating capital appreciation opportunities through the active management of distressed and non-performing real estate and real estate-related assets in order to extract the maximum amount of value from each asset through, among other things, repositioning, restructuring and intensive management.

•
Speed of Execution. As a significant number of banks continue to fail, we believe the Federal Deposit Insurance Corporation, or the FDIC, and other government agencies are increasingly likely to value participants who can purchase loans on an accelerated timetable and on a highly reliable basis in order to reduce closing risk. We believe that our market knowledge and experience as a real estate lender allows us to underwrite and execute complex transactions quickly, in order to acquire our target assets from these sources.

•
Market-Driven Investment Strategy. Our investment strategy is market-driven, which we believe enables us to adapt to shifts in economic, real estate and market conditions, and to exploit inefficiencies in the applicable markets. Since 1997, we have made or arranged over 500 real estate investments and co-investments with a focus primarily on markets in the southwestern region of the United States. We believe that limited capital and credit availability in the marketplace allows us to structure loans at even more favorable terms than that which we have been able to achieve historically.

•
Tax Attributes. Due to the significant decline in the real estate markets in recent years, the tax basis of our existing assets exceeds the carrying value of such assets by approximately $251.7 million as of December 31, 2010, which we believe, subject to certain limitations, provides an approximation of the “built-in losses” that may be available to offset future taxable income and gain upon the disposition of such assets as well as potential income and gain from new assets we acquire.

Our Investment Strategy

Our objective is to utilize our real estate lending experience and industry knowledge to generate attractive risk-adjusted returns, which are returns that are adjusted to reflect the degree of risk involved in producing that return relative to other investments with varying degrees of risk. We will seek to achieve this objective by acquiring, originating and managing our target assets and executing our disposition strategy to opportunistically sell a significant portion of our existing portfolio, individually or in bulk, to generate capital to deploy in our target assets.

We intend to pursue investment opportunities in our target assets by:

•
Repositioning our Existing Portfolio to Income-Generating Assets. We intend to actively market and sell a significant portion of our currently-owned loans (in whole or in part) and REO assets, individually or in bulk, over the next 18 months and redeploy a substantial proportion of the sale proceeds in our target assets. We plan to use the proceeds from the sale of these primarily non-income earning assets and deploy them in our target assets.

•
Maintaining Investment Discipline. We intend to continue to capitalize on our fully integrated in-house underwriting platform, experience and market knowledge. We will continue to combine traditional credit analysis typically performed by banks with the advanced property valuation techniques used by developers to support a more comprehensive investment decision process.

•
Selectively Pursuing Opportunities to Acquire Real Estate-Related Companies and Assets. We believe opportunities will emerge to acquire attractively priced real estate-related assets or companies, including REITs, real estate vehicles, limited partnerships and similar vehicles not targeted by larger investors. We expect that cash or listed public company stock may be an attractive currency for providing liquidity or exit strategies for these companies and their investors and thus will position us to acquire target assets on attractive terms.

•
Leveraging our Relationships to Generate New Sources of Income. We also believe there may be opportunities to leverage the network of financial advisors that we have built over the years to create new revenue streams by providing access to various real estate-related and other investment opportunities, either structured by us or introduced to us through our relationships, to our network of financial advisors. This network has been responsible for directing considerable investment capital to us and currently provides access to over 40 independent broker dealer firms, through whom we have the ability to reach over 9,000 financial advisors.

In implementing our investment strategy, we will utilize our management’s expertise in identifying attractive opportunities within the target asset classes, as well as management’s capabilities related to transaction sourcing, underwriting, execution, asset management and disposition. We expect that our management will make decisions based on a variety of factors, including, but not limited to, expected risk-adjusted returns, credit fundamentals, liquidity, availability of adequate financing, borrowing costs and macro-economic conditions.

Unprecedented dislocations in the real estate and capital markets have caused us to incur a significant reduction in loan payoffs from borrowers and an increase in delinquencies, non-performing loans and REO assets, resulting in a substantial reduction in our cash flows. We have taken a number of measures to provide liquidity for us, including, among other things, engaging in efforts to sell whole loans and participation interests in our loans, and to dispose of certain real estate assets. We have also consummated the Conversion Transactions, as described under the heading “— Our History and Structure” above, in an effort to position us for an initial public offering.

We expect our primary sources of liquidity over the next twelve months to consist of the proceeds generated by the disposition of our portfolio of loans and REO assets, and if completed, the proceeds from efforts to raise debt or equity financing. We anticipate redeploying these proceeds for operating purposes or, to the extent excess funds are available, to acquire various performing REO assets, the maintenance and ultimate disposition of which we expect will generate ongoing liquidity.

Investment Company Act Exemption

We operate our business so that we will be exempt from registration under the Investment Company Act of 1940, as amended, or the Investment Company Act. We plan to rely on the exemption provided by Section 3(c)(5)(C) of the Investment Company Act. We monitor our portfolio periodically and prior to each investment to confirm that we continue to qualify for the exemption. To qualify for the exemption, we must make investments so that at least 55% of the assets we own on an unconsolidated basis consist of qualifying mortgages and other liens on and interests in real estate, which we refer to as qualifying real estate assets, and so that at least 80% of the assets we own on an unconsolidated basis consist of real estate-related assets, including our qualifying real estate assets.

Executive Officers of the Registrant

Please see Item 10 for information on our directors, officers and corporate governance.

Employees

As of December 31, 2010, we had a total of 44 employees and consultants, of which 36 were full-time employees and 8 were consultants we engaged. Consultants are utilized to provide recommended courses of action with respect to loans in default, disposition strategies for REO assets and support for construction and property management, typically with respect to a specifically defined asset or asset class. Pursuant to our initial consulting agreement, ITH Partners, LLC, or ITH, historically provided us with, among other services relating to the Conversion Transactions, strategy, management and consulting services related, in part, to the structuring and preparation of the Form S-4 and the Conversion Transactions, advice with respect to the preparation of the Form S-11 as well as insurance matters, certain personnel matters, including the terms of various executive employment agreements, certain portfolio related matters, and our interactions with all of the other professional advisors related thereto.

ITH Consulting Agreement

On November 19, 2010, we entered into a consulting services agreement, or consulting agreement, with ITH, a consulting firm we have retained since 2009. The consulting agreement addresses the responsibilities of ITH thereunder, the fee, other compensatory and indemnification arrangements to ITH and other obligations.

Services.  The services provided, or to be provided, by ITH to us include: diligence on, and analytical work with respect to, our loan portfolio and prospective loan purchases and sales; advising us with respect to unrealized gains and losses in our loan portfolio; advising us with respect to the work of our valuation consultants and related issues; advising us with respect to certain accounting oriented issues, and interface with various parties, including, without limitation, us and our auditor; advising us with respect to certain matters under consideration from time to time by legal counsel respecting a contemplated public offering, interface on those issues with us and our legal counsel, among others, and establishment and management of timelines for the filing of a registration statement for a public offering; advising us with respect to the implementation and management of certain matters in the final Form S-4 relating to the Conversion Transactions, including, without limitation, all issues with our transfer agent, including the lock-up of the shares; advising us with respect to the structuring of an initial public offering and interface with our management, the underwriters, legal counsel and auditors with respect thereto; advising us with respect to liquidity strategies in addition to a contemplated initial public offering, including, without limitation, potential debt offerings and assistance in the arrangement of commercial banking facilities; advising us regarding the selection of an independent board of directors and committees thereof, including, without limitation, candidates and proposed compensation terms, among other issues; advising us with respect to our filings with the SEC prior to an offering and interface with management, legal counsel and our auditors with respect thereto; advising us with respect to liability insurance and directors and officers insurance; and other advice to us from time to time as requested by us.

Monthly Fee.  In consideration of ITH’s services to us under the consulting agreement, we agreed to pay ITH a monthly fee of $32,500 per month until 30 days after our notice of termination of the consulting agreement.

First Special Payment.  We also agreed to pay ITH a one-time fee of $1.5 million if during the consulting term we either (i) raise $50 million or more in the aggregate of debt or equity capital or (ii) list our securities on a national securities exchange. In the case of a listing on a national securities exchange only, if we do not have sufficient liquidity to make the First Special Payment to ITH immediately after the listing in the context of our other financial obligations, we have the option to pay ITH the First Special Payment in 15 equal monthly installments commencing five business days after the listing. If ITH is terminated or the consulting agreement expires before the occurrence of the capital raise or listing, then we shall only be obligated to pay ITH the First Special Payment if the event occurs within 24 months after the expiration or earlier termination of the consulting agreement, except in the event that ITH resigns during the term of the consulting agreement or is terminated for cause thereunder. In addition, if neither the capital raise nor the listing occurs during the consulting term and either our current Chief Executive Officer or our president is terminated during the consulting term or tail period (if applicable), we agreed to pay the consultant the First Special Payment unless ITH has been terminated for cause, as defined in the consulting agreement.

Second Special Payment.  If we raise capital in an equity securities offering exceeding $100 million (in one or a series of transactions) during the consulting term, we shall pay ITH a one-time fee of $750,000, and if we raise capital in a debt securities offering exceeding $100 million (in one or a series of transactions) during the consulting term, we shall pay ITH a one-time fee of $500,000. In addition, we may elect to pay the Second Special Payment(s) (if any) to ITH over a two-month period after the consummation of any qualifying equity securities offering or debt securities offering.

Equity Securities.  If we either raise $50 million or more of debt or equity capital during the term of the consulting agreement, or list our securities on a national securities exchange during the term of the consulting agreement, then we shall make a one-time issuance to ITH of 50,000 shares of our common stock. In addition, if we consummate an initial public offering, and we list our securities on a national securities exchange during the term of the consulting agreement, and receive equity capital from the contemplated initial public offering, then we shall make a one-time issuance of warrants to ITH to purchase our equity securities of 150,000 shares (in such event, these warrants shall be fully vested at issuance, have a ten year term, and have an exercise price equal to the lesser of (i) the initial public offering price of our common stock at the time of this initial public offering, or (ii) the exercise price of any warrants issued to our management team at or about the time of any such equity securities capital raise in the contemplated initial public offering (i.e., within three months thereof) of $50 million or more). Debt capital includes any senior debt received from any bank lender (excepting only from First Credit Bank) secured by any of our assets (or any assets of our corporate affiliates), and cash actually received by us from any loan sales to any third parties unaffiliated with us.

Other Terms.  The consulting agreement term runs from November 19, 2010 through December 31, 2011 but is terminable earlier at any time by either party on thirty days notice. In the event of termination by us other than for cause, ITH is entitled to receive three months of the monthly fee in addition to all fees and expenses accrued to the date of termination.

Other Agreements.  In addition to the above, ITH is entitled to a fee in connection with its direct assistance in securing interim financing equal to 1% of loan amount.

NWRA Advisory Agreement

Effective March, 2011, in connection with the resignation of our previous consultants, we entered into an agreement with NWRA to provide certain consulting and advisory services in connection with the development and implementation of an interim recovery and workout plan and long-term strategic growth plan for us.  The engagement includes a diagnostic review of the Company, a review of our existing REO assets and loan portfolio, development and implementation of specific workout strategies, as well as the development and implementation of a plan for originating, analyzing and closing new investment transactions. Upon stabilization of legacy assets and a period of growth, NWRA will also provide an assessment of our capital market alternatives.

Services.  The services contemplated under this agreement include:

•
Obtain Understanding of the Company Operations and Legacy Assets – this includes an assembly and analysis of the current asset management and disposition plan for legacy assets; current organizational structure, payroll and overhead; current and projected cash flows and asset valuations and appraisals; status of current and anticipated foreclosure or guaranty enforcement action; litigation and SEC matters; shareholder relations program and broker-dealer network; insurance programs; tax losses; and SWIF portfolio and performance.

•
Formulate Interim Recovery Plan and Long-Term Strategic Plan– The interim recovery plan is to improve daily operations and enhance asset values and liquidity and includes recommendations for streamlining and optimizing staff and functions for efficiency and effectiveness, implement state-of-the-art accounting and asset origination, management technologies, reduce overhead, develop individual asset restructuring,  development, and disposition plans.

The long-term strategic plan is designed to position us for a major capital event, (such as an initial public offering) and to guide the selection of our strategic direction and infrastructure; including policies for investments, loan management, human resources, investment committees, etc.

•
Implementation of Interim Recovery Plan – upon approval of an interim recovery plan, NWRA will coordinate, advise and support implementation of the corporate reorganization, operational improvements and asset level workouts.

•
Implementation of Long-Term Strategic Plan – once the interim recovery plan’s objectives are met, NWRA will coordinate, advise and support implementation of the long-term strategic plan including implementation of investment and asset management strategies initiatives to re-initiate shareholder dividend and enhance enterprise value.  At our request, NWRA may provide information and analysis to support investment or credit committee deliberations.

Monthly fee.  This agreement includes a non-contingent monthly fee of $125,000 and a success fee component, plus out-of-pocket expenses.

Success Fees. The success fee includes capital advisory fee and associated right of first offer to provide advisory services (subject to separate agreement), development fee and associated right of first offer to serve as developer (subject to separate agreement), an origination fee equal to 1% of the total amount or gross purchase price of any loans made or asset acquired identified or underwritten by NWRA and legacy asset performance fee equal to 10% of the positive difference between realized gross recovery value and 110% of the December 31, 2010 carrying value, calculated on a per REO or loan basis.  No offsets between positive and negative differences allowed.

Term. The agreement may be subject to termination only under certain conditions.  Otherwise, the agreement remains in effect for four years. Thereafter, this agreement can only be terminated by an affirmative super majority vote of the board of directors and with 60-day written notice.  If not terminated, the agreement may be extended for an additional three years.

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

Additionally, as we seek to locate purchasers for real estate we have acquired, or for permanent take-out financing for our borrowers, we are competing with a large number of persons and entities that have acquired real estate, whether through foreclosure or otherwise, and that have originated commercial mortgage loans, in the past few years. Many of these persons and entities utilized leverage to purchase the real estate or fund the loans, and many are selling collateral or accepting permanent take-out financing worth less than the principal investment in order to generate liquidity and satisfy margin calls or other regulatory requirements.

Regulation

Our operations have been and are subject to oversight by various state and federal regulatory authorities, including, without limitation, the Arizona Corporation Commission, or the ACC, the Arizona Department of Revenue, the Arizona Department of Financial Institutions (Banking), the SEC and the IRS.

Mortgage Banker Regulations

Our operations as a mortgage banker are subject to regulation by federal, state and local laws and governmental authorities. Under applicable Arizona law, regulators will have broad discretionary authority over our activities. Mortgage banker regulation, however, does not generally involve the underwriting, capital ratio or concentration guidelines or requirements that are generally imposed on more traditional lenders. Holdings is licensed as a real estate broker by the California Department of Real Estate. Under California law, the Department of Real Estate exercises regulatory authority over mortgage lenders. The California subsidiary is the entity through which we currently originate California loans which it brokers to us. At the present time, we or our employees maintain appropriate licenses or registrations in other jurisdictions where we determine that such licensure or registration is required or advisable.

Investment Company Status

We seek to manage our operations to qualify for the exemption provided by Section 3(c)(5)(C) of the Investment Company Act, or the Real Estate Exemption. Under the Real Estate Exemption issuers that (a) are not engaged in the business of issuing redeemable securities, face-amount certificates of the installment type or periodic payment plan certificates, and (b) are primarily engaged in purchasing or otherwise acquiring mortgages and other liens on and interests in real estate, are excluded from the definition of “investment company.” We believe that we are not an “investment company” because we believe we satisfy the requirements of the Real Estate Exemption, and we have endeavored to conduct our operations in compliance with the Real Estate Exemption.

We are primarily engaged in originating, purchasing or otherwise acquiring mortgages and other liens on, and interests in, real estate. The staff of the SEC, through no-action letters, has stated that it would regard an issuer as being engaged primarily in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate, within the meaning of Section 3(c)(5)(C) of the Investment Company Act, if (a) at least 55% of the value of the issuer’s assets consists of mortgages and other liens on, and interests in, real estate, or Qualifying Assets, and (b) at least an additional 25% of the value of the issuer’s assets consists of Qualifying Assets or other real estate type interests (including loans in respect of which 55% of the fair market value of each such loan is secured by real estate at the time the issuer acquires the loan) or Real Estate-Related Assets. Not more than 20% of the issuer’s assets may consist of miscellaneous investments, including all other loans held by an issuer, cash, government securities, and investments in partnerships or other businesses not qualifying as either Qualifying Assets or Real Estate-Related Assets.

The staff of the SEC has stated that it would regard as Qualifying Assets mortgage loans that are fully secured by real property, and the staff of the SEC has granted no-action relief to permit a participation interest in a mortgage loan fully secured by real property to be considered a Qualifying Asset if the holder of the participation interest controls the unilateral right to foreclose on the mortgage loan in the event of a default. Our actual deployment of proceeds will depend upon the timing and amount of loans originated and funded. As of December 31, 2010, more than 93.5% of our total assets were invested in assets we consider to be Qualifying Assets and approximately 93.7% of our total assets were invested in assets we believe to be Qualifying Assets or Real Estate-Related Assets. Until appropriate investments can be identified, our management may invest the proceeds of any future offerings in interest-bearing, short-term investments, including money market accounts and/or U.S. treasury securities. Primarily all of the loans we fund are secured by the underlying real estate. If we participate in a loan with a third-party, we seek to be the lead lender in the participation, which, among other things, provides us with the unilateral ability to foreclose on the loan in the event of a default. Since inception, we have been the lead lender on all but two participated loans. At the time of original funding, each loan or participation represented less than 5% of our total loan portfolio. Since the date of original funding, we have acquired the entire lender interest in one loan and have foreclosed on the second loan. Accordingly, we believe that we qualify for the Real Estate Exemption. However, the staff of the SEC could take a different view and, although we intend to conduct our operations such that we qualify for the Real Estate Exemption, we might inadvertently become an investment company if, with respect to loans in which we participate, we are not the lead lender, or loans or other assets in our portfolio exceed a percentage of our portfolio that is deemed acceptable by the staff of the SEC.

If we were unable to meet these thresholds on an interim basis, we may seek to rely on the exemption provided by Rule 3a-2 under the Investment Company Act, which provides a one-year temporary exemption under certain conditions, while deploying our cash in a manner that complies with the Section 3(c)(5)(c) exemption.

Usury Laws

Usury laws in some states limit the interest that lenders are entitled to receive on a mortgage loan. State law and court interpretations thereof applicable to determining whether the interest rate on a loan is usurious, and the consequences for exceeding the maximum rate vary. For example, we may be required to forfeit interest above the applicable limit or to pay a specified penalty. In such a situation, the borrower may have the recorded mortgage or deed of trust cancelled upon paying its debt with lawful interest, or the lender may foreclose, but only for the debt plus lawful interest. In the alternative, a violation of some usury laws results in the invalidation of the transaction, thereby permitting the borrower to have the recorded mortgage or deed of trust cancelled without any payment and prohibiting the lender from foreclosing.

In California, we only invest in loans which are made or arranged through real estate brokers licensed by the California Department of Real Estate because these loans are exempt from the California usury law provisions. Prior to November 2006, all California loans were brokered to us only by unrelated third-party licensed brokers. In November 2006, we formed a wholly-owned California subsidiary which is licensed by the California Department of Real Estate as a real estate broker. Substantially all California loans are now brokered to us by the California subsidiary.

Other Regulation

If we do not adhere to the laws and regulations which apply to us, we could face potential disciplinary or other civil action that could harm our business. The preceding discussion is only intended to summarize some of the significant regulations that affect us and, therefore, is not a comprehensive survey of the field. Recently, substantial new legislation has been adopted or proposed relating to, among other things, financial institutions and private investment vehicles. Many of the adopted laws have been in effect for only a limited time, and have produced limited or no relief to the capital, credit and real estate markets. There can be no assurance that new laws and regulations will stabilize or stimulate the economy in the near term or at all, or that we will not become subjected to additional legislative or regulatory burdens as a result.

Environmental Matters

Our REO assets and the operations conducted on real property are subject to federal, state and local laws and regulations relating to environmental protection and human health and safety. Under these laws, courts and government agencies have the authority to require us, as the owner of a contaminated property, to clean up the property, even if we did not know of or were not responsible for the contamination. These laws also apply to persons who owned a property at the time it became contaminated. In addition to the costs of cleanup, environmental contamination can affect the value of a property and, therefore, an owner’s ability to borrow funds using the property as collateral or to sell the property. These laws and regulations generally govern wastewater discharges, air emissions, the operation and removal of underground and above-ground storage tanks, the use, storage, treatment, transportation and disposal of solid and hazardous materials, and the remediation of contamination associated with disposals. State and federal laws in this area are constantly evolving, and we intend to take commercially reasonable steps to protect ourselves from the impact of these laws, including obtaining environmental assessments of most properties that we acquire.

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available on our website at http://www.imhfc.com as soon as reasonably practicable after IMH electronically files such reports with, or furnishes those reports to, the Securities and Exchange Commission. IMH's code of ethics entitled "Standards of Business Conduct" also are available at that same location on our website. Stockholders may request free copies of these documents from:

IMH Financial Corporation
Attention: Investor Relations
4900 N. Scottsdale Road - Suite 5000
Scottsdale, AZ 85251
(480) 840-8400

Item 1A.        RISK FACTORS

Our business involves a high degree of risk. You should carefully consider the following information about risks, together with the other information contained in this Form 10-K. The risks described below are those that we believe are the material risks relating to us. If any of the circumstances or events described below, or others that we did not anticipate, actually arise or occur, our business, prospects, financial condition, results of operations, and cash flows could be harmed. In any such case, the market price of our shares of common stock could decline, and you could lose all or part of your investment. References to “we,” “our,” or “us” generally refer to IMH Financial Corporation and its subsidiaries.

Risks Related to Our Business Strategy and Our Operations:

An existing SEC investigation could harm our business, including by making it more difficult to raise financing on attractive terms or at all.

Following the timeframe in which certain member grievances were filed with the SEC, we received notice from the SEC on June 8, 2010 that it is conducting an investigation related to us, and, in connection therewith, the SEC requested certain of our documents. Our present intention is to work cooperatively with the SEC in its investigation; however, we do not believe that we have violated any federal securities laws. Regardless of outcome, the existence of a pending investigation could harm our business, or make it more difficult or impossible to raise additional financing on attractive terms or at all, and distract management’s attention from running our business. An adverse resolution of the investigation could also result in fines or disciplinary or other actions that restrict or otherwise harm our business.

We may continue to record losses as a result of additional provisions for credit losses or otherwise, which may harm our results of operations.

Due primarily to the recording of a provision for credit losses relating to our commercial mortgage loans, we reported a net loss of $258.3 million, $74.5 million and $117.0 million for the years ended December 31, 2008, 2009 and 2010, respectively. As of December 31, 2010, our accumulated deficit aggregated $525.6 million. Our historical business model relied on the availability of third-party capital to our borrowers to re-finance short-term commercial real estate bridge loans that we provided to the borrowers to facilitate real estate entitlement and development. However, the erosion of the U.S. and global credit markets in 2008, 2009 and 2010, including a significant and rapid deterioration of the commercial mortgage lending and related real estate markets, has substantially curtailed the availability of traditional sources of permanent take-out financing. As a result, we have experienced increased default and foreclosure rates on our commercial real estate mortgage loans. In addition, as a result of these changes, we modified certain commercial real estate mortgage loans, including modifications to the applicable periodic repayment rates and extended maturity dates by two years or longer. We may continue to record net losses in the future as a result of additional provisions for record losses or otherwise which may further harm our results of operations.

Despite management’s efforts, there is no assurance that we will be successful in selling real estate assets in a timely manner to sufficiently fund operations or obtaining additional financing, and if available, there are no assurances that the financing will be at commercially acceptable terms. Failure to address this liquidity issue within the timeframe permitted may have a further material adverse effect on our business, results of operations, and financial position. These conditions and circumstances raise substantial doubt as to our ability to continue operating as a going concern.

Our operating expenses will continue to increase as a result of the completion of the Conversion Transactions and our active efforts to pursue enforcement on defaulted loans, subsequent foreclosure and our resulting ownership of the underlying collateral.

We bear overhead or operating expenses, including costs associated with commercial real estate mortgage loan originations, member development and operations, and other general overhead costs which the Manager previously was required to bear or voluntarily paid on behalf of the Fund prior to the consummation of the Conversion Transactions. As a result, we expect our overhead and operating expenses to increase, and the increase in these expenses may not necessarily be offset in whole or in part by increased revenues as a result of the acquisition of the Manager and Holdings. For the years ended December 31, 2008, 2009 and the period from January 1, 2010 through June 18, 2010 (the date of the acquisition), the Manager paid $18.2 million, $5.9 million and $2.7 million, respectively, of those expenses. Additionally, we are required to pay direct expenses or costs, which include salaries paid to our employees, expenses or costs related to our defaulted commercial real estate mortgage loans, foreclosure activities, property acquired through foreclosure, and interest expense paid on mortgage loans that we have sold or participated. As a result of our active efforts to pursue enforcement on defaulted loans, subsequent foreclosure and our resulting ownership of the underlying collateral, the costs related to these activities have also significantly increased and are expected to continue to increase. These costs are material and may harm our results of operations, cash flow and liquidity.

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

We may need to foreclose on a significant portion of the loans in our portfolio, which could harm our results of operations and financial condition.

As with our current commercial real estate mortgage loans, we may find it necessary or desirable to foreclose on many of the mortgage loans we originate or acquire, and the foreclosure process may be lengthy and expensive. Whether or not we have participated in the negotiation of the terms of any such loans, we cannot assure you as to the adequacy of the protection of the terms of the applicable loan, including the validity or enforceability of the loan and the maintenance of the anticipated priority and perfection of the applicable security interests. Furthermore, claims may be asserted by lenders or borrowers that might interfere with enforcement of our rights. Borrowers may resist mortgage foreclosure actions by asserting numerous claims, counterclaims and defenses against us, including, without limitation, lender liability claims and defenses, even when the assertions may have no basis in fact, in an effort to prolong the foreclosure action and seek to force the lender into a modification of the loan or a favorable buy-out of the borrower’s position in the loan. In some states, foreclosure actions can take several years or more to litigate. At any time prior to or during the foreclosure proceedings, the borrower may file for bankruptcy, which would have the effect of staying the foreclosure actions and further delaying the foreclosure process and potentially results in a reduction or discharge of a borrower’s mortgage debt. Foreclosure may create a negative public perception of the related mortgaged property, resulting in a diminution of its value. Even if we are successful in foreclosing on a loan, the liquidation proceeds upon sale of the underlying real estate may not be sufficient to recover our cost basis in the loan, resulting in a loss to us. Furthermore, any costs or delays involved in the foreclosure of the loan or a liquidation of the underlying property will further reduce the net proceeds and, thus, increase the loss.

If our exposure to a particular borrower or borrower group increases, the failure by that borrower or borrower group to perform on its loan obligations could harm our results of operations and financial condition.

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

As of December 31, 2010, there was one borrower whose outstanding principal totaled $69.1 million which was approximately 16.6% of our total mortgage loan principal balance outstanding and is classified as pre-entitled land – processing entitlements. In addition, there was one borrowing group whose aggregate outstanding principal aggregated $94.7 million, representing approximately 22.7%of our total mortgage loan principal balance outstanding, which consisted of a $53.2 million loan classified as construction and existing structures – improvements and a $41.5 million loan classified as entitled land – infrastructure under construction. Finally, there was an additional borrowing group whose outstanding principal aggregated $42.6 million, representing 10.2% of our total mortgage loan principal balance outstanding, which consisted of eight loans classified as pre-entitled or entitled land. Each of these loans was in non-accrual status as of December 31, 2009 and 2010 due to the shortfall in the combined current fair value of the underlying collateral for such loans, and we recognized no mortgage interest income for these loans during the year ended December 31, 2010. However, three other loans from one borrower group, one of which has been paid off and the other two have principal balances totaling $1.2 million at December 31, 2010 accounted for approximately 25.9% of total mortgage loan income during the year ended December 31, 2010. Additionally, three other loans with outstanding principal balances of $12.9 million at December 31, 2010, accounted for approximately 50.9% of the total mortgage income during the year ended December 31, 2010.  During the year ended December 31, 2009, one loan accounted for 12.0% of total mortgage loan income. This loan was foreclosed upon in July 2009.

When the loan or loans outstanding to a single borrower or borrower group exceed the thresholds described in the preceding paragraph, we face heightened exposure to the possibility that the single borrower or borrower group (as opposed to a diversified group of borrowers) will not be able to perform its obligation under the loan, which could cause us to take a number of actions, including the institution of foreclosure proceedings, that could harm our results of operations and financial condition.

If we experience additional difficulty in analyzing potential investment opportunities for our assets as a result of recent dislocations in the real estate market or otherwise, we may incur losses that could further impair our financial condition, results of operations and our ability to pay dividends to our stockholders.

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

The supply of commercial mortgage loans available at significant discounts will likely decrease as the economy improves, which could prevent us from implementing our business strategies.

Our business strategy focuses on the acquisition and origination of commercial mortgage loans and other distressed real estate-related assets and the disposition of a significant portion of our existing assets, individually or in bulk. However, when the current conditions in the commercial mortgage market, the financial markets and the economy stabilize or improve, the availability of borrowers and projects that meet our underwriting criteria, or commercial mortgage loans that meet our current business objectives and strategies will likely decrease, which could prevent us from implementing our business strategies. As a result, any of our current strategies or future strategies we pursue in light of these changes may not be successful. Additionally, the manner in which we compete and the types of assets we seek to acquire will be affected by sudden changes in our industry, the regulatory environment, the role of government-sponsored entities, the role of credit rating agencies or their rating criteria or process, or the U.S. and global economies generally. If we do not effectively respond to these changes, or if our strategies to respond to these changes are not successful, our financial condition and results of operations may be harmed. In addition, we may not be successful in executing our business strategies and even if we successfully implement our business strategies, we may not ever generate revenues or profits.

Litigation or claims, including in connection with the recently consummated Conversion Transactions, may harm our business.

We are subject to a number of claims relating to the recently consummated Conversion Transactions and our historical operations. As discussed more fully under the heading “Our Business — Legal Proceedings,” three proposed class action lawsuits have been filed in the Delaware Court of Chancery against us and affiliated named individuals and entities, containing similar allegations. An action was also filed on June 14, 2010 by certain Fund members, alleging that fiduciary duties and the duty of disclosure owed to Fund members and to the Fund were breached. We and the named individuals and entities affiliated with us dispute these claims and will defend vigorously against this action. These class action lawsuits were consolidated on October 25, 2010 and a consolidated class action complaint was filed on December 17, 2010. Defendants’ filed a motion to dismiss on January 31, 2011.  In addition, purported members filed a lawsuit against us and affiliated named individuals on December 29, 2010 alleging breach of fiduciary duties in connection with the Conversion Transactions and alleging that we wrongfully rejected a certain member’s requests for records, defamed the member and wrongfully brought a civil action related to the Conversion Transactions. We dispute these claims and intend to defend vigorously against these actions. We have been required to devote substantial time and resources to defend against such actions, resolution of any of which in the plaintiff’s favor could significantly harm our business and results of operations. Any such resolution could result, among other things, in the imposition of substantial monetary remedies, which could harm our results of operations and financial condition, and/or the imposition of injunctive measures that could substantially limit our operations flexibility and harm our business. Regardless of the merits of these claims, we have incurred significant additional expenses and devoted significant attention to the outcome of these matters. Other parties may also assert claims or legal actions against us, our directors or executive officers or other parties indemnified by us. Although we believe these existing claims are insured (subject to applicable deductions), there can be no guarantee these existing or future claims will be covered by our carrier. Regardless of the merits of such claim or legal action, we may incur significant additional expenses, liabilities and indemnification obligations, and any uncertainty as to the outcome of litigation and could distract management attention from focusing on managing our business and make it more difficult to raise capital on attractive terms or at all. As a result, we could be required to make cash payments at a time when we lack sufficient liquidity to do so, which would force us to sell assets at a significant discount to values that may otherwise be realizable.

If we are required to fund the entire amount of unfunded loans-in-process, our liquidity may be further adversely affected.

We have contractual commitments on unfunded commercial mortgage loans to our borrowers in process and interest reserves totaling $56.1 million at December 31, 2010, of which we estimate we will be required to fund no more than $11.5 million and no more than $6.0 million in cash. The latter amount excludes amounts of previous commitments that we are no longer obligated to fund because the borrowers are in default, the loans have been modified to lower the funding amount, or the loan funding was contingent on various project milestones which were not met. If we are required to fund any of the unfunded contractual commitments to our borrowers for unfunded commercial mortgage loans-in-process, this could adversely affect our liquidity. For more information about our loan fundings, see the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations of IMH Financial Corporation —Requirements for Liquidity — Loan Fundings.”

If outside consultants or employees aren’t available to assist us with our loan workouts, we may not be able to realize the full potential value of these loans.

Substantially all of our commercial mortgage loans are in default, and currently performing loans may default in the future. We have historically engaged a team of consultants who are physically located at our premises to assist us in negotiating and managing non-performing and distressed loans. We recently internalized most of these consultants, but continue to engage consultants physically resident on our premises to assist our team. We also retained NWRA to provide consulting and advisory services in connection with the development and implementation of an interim recovery and work-out plan and long-term strategic growth plan for us. We rely on these consultants to supplement our loan workout department. Some of these consultants are also employed by other unrelated clients to whom the consultant is obligated to provide time and attention and, thus, these consultants may be unavailable to us from time to time. If employees or consultants are not available to assist us in negotiating and managing non-performing or distressed loans, our rights as a lender or creditor could be compromised and we may not be able to realize the full potential value of these loans.

A secondary market for our loans or other assets we acquire may not develop, in which case we may not be able to diversify our assets in response to changes in economic and other conditions, and we may be forced to bear the risk of deteriorating real estate markets, which could increase borrower defaults on our loans and cause us to experience losses.

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

Our access to public capital markets and private sources of financing may be limited and, thus, our ability to make investments in our target assets may be limited.

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

We may lack control over certain of our commercial mortgage loans and other investments that we participate in with other lenders, which may result in dispositions of these investments that are inconsistent with our economic, business and other interests and goals.

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

Short-term loans that we may originate or acquire may involve a greater risk of loss than traditional investment-grade mortgage loans with fully insured borrowers, which could result in greater losses.

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

The subordinated loan assets that we may acquire, which involve greater risks of loss than senior loans secured by income-producing properties, could result in losses that could harm our results of operations and our ability to make distributions to our stockholders.

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

Our due diligence may not reveal all of a borrower’s assets or liabilities and may not reveal other investment risks or weaknesses in a business which could result in loan losses.

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

We may enter into hedging transactions that could expose us to losses.

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

Recent legislative and regulatory initiatives could harm our business.

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

Other laws, regulations, and programs at the federal, state and local levels are under consideration that seek to address the economic climate and real estate and other markets and to impose new regulations on various participants in the financial system. These or other actions could harm our business, results of operations and financial condition. Further, the failure of these or other actions and the financial stability plan to stabilize the economy could harm our business, results of operations and financial condition.

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

We currently conduct our business in a manner that will allow us to avoid being regulated as an investment company under the Investment Company Act and intend to continue to do so. If we become subject to the Investment Company Act, we would be required to comply with numerous additional regulatory requirements and restrictions, any or all of which could harm the sustainability of our operations and our ability to pay dividends, and force us to discontinue the business. We believe that we have qualified for the exemption from registration under the Investment Company Act. Pursuant to Section 3(c)(5)(C) of the Investment Company Act, entities that are primarily engaged in the business of purchasing or otherwise acquiring “mortgages and other liens on and interests in real estate” are exempted from regulation thereunder. The staff of the SEC has provided guidance on the availability of this exemption, expressing the position that the SEC would regard an issuer as being engaged primarily in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate if (i) at least 55% of the value of the issuer’s assets consists of mortgages and other liens on, and interests in, real estate, or Qualifying Assets, and (ii) at least an additional 25% of the value of the issuer’s assets consists of Qualifying Assets or other real estate type interests (including loans in respect of which 55% of the fair market value of each such loan is secured by real estate at the time the issuer acquires the loan) or Real Estate-Related Assets. Not more than 20% of the issuer’s assets may consist of miscellaneous investments, including all other loans held by an issuer, cash, government securities, and investments in partnerships or other businesses not qualifying as either Qualifying Assets or Real Estate-Related Assets. Mortgage-related securities that do not represent all of the certificates issued with respect to the underlying pool of mortgages may also not qualify under this 55% test. Therefore, our ownership of these types of loans and equity interests may be limited by the provisions of the Investment Company Act. To the extent we do not comply with the SEC staff’s 55% test, another exemption or exclusion from registration as an investment company under the Investment Company Act or other interpretations of the Investment Company Act, we may be deemed an investment company. If we fail to maintain an exemption or other exclusion from registration as an investment company we could, among other things, be required either to substantially change the manner in which we conduct our operations to avoid being required to register as an investment company, effect sales of our assets in a manner that, or at a time when, we would not otherwise choose to do so, or to register as an investment company, either of which could have an adverse effect on us and the market price of our common stock. If we were required to register as an investment company under the Investment Company Act, we would become subject to substantial regulation with respect to our capital structure (including our ability to use leverage), management, operations, transactions with affiliated persons (as defined in the Investment Company Act), portfolio composition, including restrictions with respect to diversification and industry concentration and other matters. As of December 31, 2010, more than approximately 93% of our total assets were invested in assets we consider to be Qualifying Assets, approximately less than an additional 1% of our total assets were invested in assets we believe to be Real Estate-Related Assets, and less than 7% of our assets constituted other assets.

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

Any borrowing by us will increase our risk, which may reduce the return on our assets, reduce cash available for distribution to our stockholders and increase losses.

Subject to market conditions and availability, we may use borrowings to generate additional liquidity for the payment of operating expenses, costs relative to the ownership of REO assets, obligations under our loans to borrowers or to finance our assets or make other investments. As of December 31, 2010, through wholly-owned subsidiaries, we had secured financing from lenders with a total borrowing capacity of $16.1 million, of which $12.1 million was outstanding at December 31, 2010, for the purpose of funding remaining loan obligations, anticipated development costs for REO assets, and working capital needs. We expect that additional borrowings may be necessary or advisable from time to time. Any borrowings will require us to carefully manage our cost of funds and we may not be successful in this effort. We may borrow funds from a number of sources, including repurchase agreements, resecuritizations, securitizations, warehouse facilities and bank credit facilities (including term loans and revolving facilities), and the terms of any indebtedness we incur may vary. Given current market conditions, we may also seek to take advantage of available borrowings, if any, under government sponsored debt programs, to acquire all types of commercial real estate mortgage loans and other real estate-related assets, to the extent such assets are eligible for funding under such programs. Although we are not currently required to maintain any particular assets-to-equity leverage ratio, the amount of leverage we may deploy will depend on our available capital, our ability to access financing arrangements, our estimated stability of cash flows generated from the assets in our portfolio and our assessment of the risk-adjusted returns associated with those assets, our ability to enter into repurchase agreements, resecuritizations, securitizations, warehouse facilities and bank credit facilities (including term loans and revolving facilities), our ability to participate in and obtain funding under programs established by the U.S. government, available credit limits and financing rates, type or amount of collateral required to be pledged and our assessment of the appropriate amount of leverage for the particular assets we are funding.

Borrowing subjects us to a number of other risks, including, among others, the following:

•
if we are unable to repay any indebtedness or make interest payments on any loans we incur, our lenders would likely declare us in default, result in acceleration of debt (and any other debt containing a cross-default or cross-acceleration provision) and could require that we repay all amounts outstanding under our loan facilities, which we may be unable to pay from internal funds or refinance on favorable terms or at all;

•	our inability to borrow unused amounts under our financing arrangements, even if we are current in payments on our borrowings under those arrangements;
•	the potential loss of some or all of our assets securing the loans to foreclosure or sale;
•	our debt may increase our vulnerability to adverse economic and industry conditions with no assurance that investment yields will increase with higher financing costs;
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

If we are unable to sell our existing assets, or are only able to do so at a loss, we may be unable to continue as a “going concern” or implement our investment strategy.

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

If we do not resume our mortgage lending activities or investing activities, we will not be able to grow our business and our financial results and financial condition will be harmed.

We suspended certain of our activities as of October 1, 2008, including, among other things, the funding and origination of any new commercial mortgage loans. This election was made in order to preserve our capital and to seek to stabilize our operations and liquid assets in order to assist us in our efforts to meet our future obligations, including those pursuant to current loan commitments we have made to borrowers. The inability to fund new loans or instruments prevents us from capitalizing on interest or other fee paying assets, and managing interest rate and other risk as our existing assets are sold, restructured or refinanced, which could harm our results and financial condition.

Due to the decline of the economy and real estate and credit markets, we anticipate defaults on our commercial mortgage loan assets and foreclosures to continue, which may harm our business.

We are in the business of acquiring, originating, marketing and selling commercial mortgage loans and, as such, we are at risk of default by borrowers. Any failure of a borrower to repay the mortgage loans or to pay interest on such loans will reduce our (i) revenue and distributions, if any, to stockholders, and (ii) potentially, the trading price of our common stock. At December 31, 2010, 30 of our loans with principal balances totaling $407.4 million were in default, and we had commenced enforcement action on 16 of these 30 loans with outstanding principal balances totaling $144.4 million. We anticipate that we will commence similar enforcement actions on an additional eight loans in default. We are negotiating with the borrowers for possible discounted payoff or assessing the possibility of modifying the loan terms of the remaining six loans in default. In addition, during the year ended December 31, 2010, we acquired real estate assets through foreclosure of the twenty related mortgage loans with a carrying value of $32.9 million. The actual net realizable value of such properties may not exceed the carrying value of these properties at December 31, 2010. Due to the decline of the economy and real estate and credit markets and our intent to proactively pursue foreclosure of loans in default so we can dispose of REO assets, we anticipate defaults and foreclosures to continue, which will likely result in continuing high levels of non-accrual loans and REO assets, which are generally non-interest earning assets. As such, we anticipate our mortgage loan interest income to remain at significantly reduced levels until we invest the proceeds from the disposition of REO assets or other debt or equity financing in new investments and begin generating income from those investments.

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

Acquiring ownership of property, through foreclosure or otherwise subjects, us to the various risks of owning real property and we could incur unexpected costs and expenses, which could harm our business.

We have acquired real property in connection with foreclosures of our commercial mortgage loans in which we have invested, and we may acquire additional real property in this manner in the future. As of December 31, 2010, we owned 39 properties with an aggregate net carrying value of $89.5 million and had commenced enforcement action on 16 additional properties. As an owner of real property, we will incur some of the same obligations and be exposed to some of the same risks as the borrower was prior to our foreclosure on the applicable loan. See the risk factor above starting with “Our borrowers are exposed to risks associated with owning real estate”.

If commercial property borrowers are unable to generate net income from operating the property, we may experience losses on those loans.

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

We rely on the value of our real estate collateral to protect our commercial mortgage loans, and that real estate collateral is subject to appraisal errors and the collateral’s realizable value is subject to decrease based on events beyond our control, which may result in losses on our loans.

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

A decline in the fair value of our assets may require us to recognize a provision for credit losses or impairment charge against such assets under accounting principles generally accepted in the United States, or GAAP, if we were to determine that, with respect to any assets in unrealized loss positions, we do not have the ability and intent to hold such assets to maturity or for a period of time sufficient to allow for recovery to the amortized cost of such assets. If such a determination were to be made, we would recognize unrealized losses through earnings and write down the amortized cost of such assets to a new cost basis, based on the fair value of such assets on the date they are considered to be impaired. For example, we recorded a provision for credit losses totaling $296.0 million, $79.3 million and $47.5, respectively, for the years ended December 31, 2008, 2009 and 2010, as well as impairment charges on REO assets of $27.2 million, $8.0 million and $46.9 million, respectively. For further information, see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations of IMH Financial Corporation — Results of Operations for the Years Ended December 31, 2008, 2009 and 2010 — Expenses — Provision for Credit Losses.” We could be required to record additional valuation adjustments in the future. Even in the absence of decreases in the value of real estate, we may be required to recognize provisions for credit losses as a result of the accrual of unpaid taxes on collateral underlying a loan. We also may be required to recognize impairment charges if we reclassify particular REO assets from being held for development to being held for sale. Such a provision for credit losses or impairment charges reflect non-cash losses at the time of recognition; subsequent disposition or sale of such assets could further affect our future losses or gains, as they are based on the difference between the sale price received and carrying value of such assets at the time of sale. If we experience a decline in the fair value of our assets, our results of operations, financial condition and our ability to make distributions to stockholders could be harmed.

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

If we refinance existing loans at lower rates, the corresponding reduction in interest income and decline in the value of such loans may harm our results of operations.

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

An increase in prepayment rates on our loans or the risk of prepayments as a result of declining interest rates could reduce the value of our loans or require us to invest in assets with lower yields than existing investments.

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

Competition for buyers of real estate that we own, or for permanent take-out financing for our borrowers, places severe pressure on asset values, and we may not be able to realize the full value of any of our assets as a result.

The industry in which we operate is serviced primarily by conventional mortgage lenders and loan investors, which include commercial banks, insurance companies, mortgage brokers, pension funds, and private and other institutional lenders. There are also a relatively smaller number of non-conventional lenders that are similar to us. If we resume lending operations, we expect to compete with these same lenders as well as new entrants to the competitive landscape who are also focused on originating and acquiring commercial mortgage loans. We continue to compete with many market participants. Additionally, as we seek to locate purchasers for real estate we have acquired, or for permanent take-out financing for our borrowers, we are competing with a large number of persons and entities that have acquired real estate, whether through foreclosure or otherwise, and that have originated commercial mortgage loans, in the past few years. Many of these persons and entities utilized leverage to purchase the real estate or fund the loans, and many are selling collateral or accepting permanent take-out financing worth less than the original principal investment in order to generate liquidity and satisfy margin calls or other regulatory requirements. If we are not able to compete successfully, our ability to realize value from our existing loans may be harmed or delayed, and we may not be able to grow our asset portfolio.

Our historical focus on originating and acquiring construction loans exposes us to risks associated with the uncertainty of completion of the underlying project, which may result in losses on those loans.

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

Risks of cost overruns and non-completion of renovation of the properties underlying rehabilitation loans may result in losses.

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

We may acquire non-Agency residential mortgage-backed securities, or RMBS, collateralized by subprime and Alt A mortgage loans, which are subject to increased risks that could result in losses.

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

We have commercial and residential mortgage loans and real property in Arizona, California, New Mexico, Idaho, and Utah, and previously in Texas and Nevada. Declines in general economic conditions and real estate markets in these states have been worse than in certain other areas of the United States and the world. Because we are generally not diversified geographically and are not required to observe any specific geographic diversification criteria, a further downturn in the economies of the states in which we own real estate or have commercial mortgage loans, or a further deterioration of the real estate market in these states, could harm our loan and real estate portfolio.

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

We may be subject to substantial liabilities if claims are made under lender liability laws.

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

If potential losses are not covered by insurance, we could lose the capital invested in the damaged properties as well as the anticipated future cash flows from the loans secured by those properties.

Through foreclosure, as a lender, we have acquired a substantial number of real property assets. We carry comprehensive liability, fire, extended coverage, earthquake, business interruption and rental loss insurance covering all of our properties under various insurance policies. Furthermore, we maintain title insurance to protect us against defects affecting the security for our loans. We select policy specifications and insured limits which we believe to be appropriate given the perceived relative risk of loss, the cost of the coverage and our understanding of industry practice. We do not carry insurance for generally uninsured losses such as loss from riots, war or nuclear reactions. Our policies are insured subject to certain limitations, including, among others, large deductibles or co-payments and policy limits which may not be sufficient to cover losses. In addition, we may discontinue certain policies on some or all of our properties in the future if the cost of premiums for any of these policies exceeds, in our judgment, the value of the coverage relative to the perceived risk of loss. If we, or one or more of our borrowers, experiences a loss which is uninsured or which exceeds policy limits or which our carriers will not or cannot cover, we could lose the capital invested in loans secured by damaged properties as well as the anticipated future cash flows from the loans secured by those properties (or, in the event of foreclosure, from those properties themselves).

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

Other Risk Factors

We may not be able to utilize our built-in losses as anticipated, which could result in greater than anticipated tax liabilities.

Due to the significant decline in the real estate markets in recent years, we believe that the tax basis of our existing assets exceeds the fair market value of such assets by approximately $251.7 million. Subject to certain limitations, such “built-in losses” may be available to offset future taxable income and gain from our existing assets as well as potentially income and gain from new assets we acquire. Our ability to use our built-in losses is dependent upon our ability to generate taxable income in future periods. In addition, the use of our built-in losses is subject to various limitations. For example, there will be limitations on our ability to use our built-in losses or other net operating losses if we undergo a “change in ownership” for U.S. federal income tax purposes. In addition, it is possible that our built-in losses may not be fully available or usable in the manner anticipated. To the extent these limitations occurred or governmental challenges were asserted and sustained with respect to such built-in losses, we may not be permitted to use our built-in losses to offset our taxable income, in which case our tax liabilities could be greater than anticipated.

The decline in economic conditions and disruptions to markets may not improve for the foreseeable future, which could cause us to suffer continuing operating losses, adversely affect our liquidity, and create other business problems for us.

The global and U.S. economies experienced a rapid decline in 2009 and 2010 from which they have not recovered. The real estate and other markets suffered unprecedented disruptions, causing many major institutions to fail or require government intervention to avoid failure, which has placed severe pressure on liquidity and asset values. These conditions were brought about largely by the erosion of U.S. and global credit markets, including a significant and rapid deterioration of the mortgage lending and related real estate markets.

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

Our success depends upon the experience, skill, resources, relationships, contacts and continued efforts of certain key personnel. If any of these individuals were to make an error in judgment in conducting our operations, our business could be harmed. If either of these individuals were to cease employment with us, our operating results could suffer. Our future success also depends in large part upon our ability to hire and retain highly skilled managerial, operational and marketing personnel. Competition for such personnel is intense. Should we be unable to attract and retain such key personnel, our ability to make prudent investment decisions may be impaired, which could harm our results of operations and prospects.

We will face conflicts of interest that may arise with respect to our business activities and also may limit the allocation of investments to us.

We may face conflicts of interest with other funds managed by us. For example, one of our wholly-owned subsidiaries, SWI Management, LLC, or SWIM, is the manager of the SWI Fund and has obligations to the SWI Fund and its members pursuant to the operating agreement between SWIM and the SWI Fund. The SWI Fund, which had $11.5 million under management as of December 31, 2010, is a real estate investment fund with target asset classes that are substantially similar to ours. The management fees we receive from SWIM for managing the SWI Fund may be less than the income we would receive from investment opportunities allocated to SWI Fund that we may have otherwise been able to invest in.

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

We may compensate broker-dealers to eliminate contingent claims under existing selling agreements, which could result in additional expense for us or dilution of our stockholders.

The Manager was also party to selling agreements with certain broker-dealers who assisted the Manager in raising equity capital for us, which provide for a 2% selling commission and either a 25 or 50 basis point trailing commission. Such commissions totaled $5.4 million for the year ended December 31, 2008 and none for the years ended December 31, 2009 and 2010, respectively. Pursuant to amendments to such selling agreements, certain broker-dealers representing approximately 97% of the Fund’s committed capital agreed to forego these amounts and accept, in lieu of such obligation, a pro rata portion (representing either the 25 or 50 basis points described above) of 50% of any amount “earned and received” by the Manager under the terms of the Fund’s operating agreement, which provided that the Manager receives 25% of any net proceeds (including late fees and penalties and excluding repayment of principal and contractual note interest rates) from the sale of a foreclosed asset. Because the operating agreement has been terminated pursuant to the Conversion Transactions, no fees will be payable to the Manager pursuant to the operating agreement, but the broker-dealers may argue that they should nonetheless receive from us 50% of any amounts “earned and received” that would have been otherwise payable to the Manager under the Fund’s operating agreement had the operating agreement still been in effect or, alternatively, that they are entitled to the trailing commission under the original selling agreement. Although we may terminate the selling agreements at any time (but not the commissions and additional compensation payable for certain investments or in connection with certain investors), we have not entered into any agreements, arrangements or understandings to terminate the selling agreement or any trail obligations because we believe the relationships with the broker-dealers established through these selling agreements remain useful to our business. If we terminate the selling agreements, we may decide to compensate the broker-dealers to eliminate any residual contingent commission claims on gains or trail commissions under the selling agreements or for future services provided by the broker-dealers through the issuance of warrants or equity, payment of fees or otherwise, which could result in additional expense for us or dilution of our stockholders.

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

Substantial work has been required, and may continue to be required, to implement, document, assess, test and remediate our system of internal controls. This process has been and will continue to be both costly and challenging for us. Implementing any appropriate changes to our internal controls may entail substantial costs to modify our existing financial and accounting systems, take a significant period of time to complete, and distract us from the operation of our business. These changes may not, however, be effective in maintaining the adequacy of our internal controls, and any failure to maintain that adequacy, or a consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs and could impair our ability to operate our business.

In addition, the existence of any material weakness in our internal control over financial reporting could also result in errors in our financial statements that could require us to restate our financial statements, cause us to fail to meet our reporting obligations and cause investors to lose confidence in our reported financial information, all of which could lead to a decline in the value of our common stock. Although not currently applicable, in the future we will be required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for the first fiscal year beginning after the effective date of an initial public offering. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting, as well as a statement that our auditors have issued an attestation report on effectiveness of our internal controls. If in the future we are unable to assert that our internal control over financial reporting is effective, or if our auditors are unable to express an opinion on the effectiveness of our internal controls, investors could lose confidence in the accuracy and completeness of our financial reports, which would have a material adverse effect on the price of our common stock.

Our ability to change our business, leverage and financing strategies without stockholder consent could result in harm to our financial condition, results of operations and ability to pay dividends to stockholders.

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

There have been no cash dividends declared on our common stock since our company was formed from our predecessor entity, but our predecessor made periodic distributions to its members prior to suspending distributions in the third quarter of the year ended December 31, 2008. We have not established a minimum distribution level and we may not be able to make any distributions at all. In addition, some of our distributions may include a return of capital. All distributions will be made at the discretion of our board of directors and will depend on our earnings, our financial condition and other factors as our board of directors may deem relevant from time to time, subject to the availability of legally available funds.

Offerings of debt or equity securities, which would be senior to our common stock in liquidation, or equity securities, which would dilute our existing stockholders’ interests, may be senior to our common stock for the purposes of distributions, and may harm the market price of our common stock.

In the future, we may attempt to increase our capital resources by making additional offerings of debt or equity securities, including commercial paper, medium-term notes, senior or subordinated notes, preferred stock or common stock. The terms of our charter documents do not preclude us from issuing additional debt or equity securities. Our certificate of incorporation permits our board of directors, without your approval, to authorize the issuance of common or preferred stock in connection with equity offerings, acquisitions of securities or other assets of companies, classify or reclassify any unissued common stock or preferred stock and to set the preferences, rights and other terms of the classified or reclassified shares, including the issuance of shares of preferred stock that have preference rights over the common stock with respect to dividends, liquidation, voting and other matters or shares of common stock that have preference rights over your common stock with respect to voting. Additional equity offerings by us may dilute your interest in us or reduce the market price of our common stock, or both. Any preferred stock could have a preference on distribution payments that could limit our ability to make a distribution to our stockholders. If we issue additional debt securities, we could become more highly leveraged, resulting in (i) an increase in debt service that could harm our ability to make expected distributions to our stockholders, and (ii) an increased risk of default on our obligations. If we were to liquidate, holders of our debt and shares of preferred stock and lenders with respect to other borrowings will receive a distribution of our available assets before the holders of our common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Further, market conditions could require us to accept less favorable terms for the issuance of our securities in the future. Thus, you will bear the risk that any future offerings by us could reduce the market price of our common stock and dilute your interest in us.

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

Item 1B.                 UNRESOLVED STAFF COMMENTS.

None

Item 2.                    PROPERTIES.

The majority of properties owned by us were acquired through foreclosure of various loans in our loan portfolio.  In addition, we lease our primary executive and administrative offices, which are located in Scottsdale, Arizona. Our office is comprised of approximately 28,000 square feet of office space under a lease that expires in 2017. We are evaluating our facility needs in light of economic conditions; however, we believe that these facilities are currently adequate for us to conduct present business activities.

A description of our REO properties with a total net carrying value of $89.5 million as of December 31, 2010 follows (dollar amounts in thousands):

Description	Location	Date Acquired	Units/Acres

115 residential lots and commercial development	Apple Valley, CA	1/23/08	78.5 acres
Vacant land planned for the development of 55 residential lots, 28 condominium units, and one commercial lot	Coachella, CA	3/26/08	38.2 acres
Vacant land planned for residential development	Rancho Mirage, CA	3/26/08	20 acres
Vacant land being considered for residential development	Dewey, AZ	3/28/08	160 acres
413 residential lot subdivision located on the Bolivar Peninsula	Crystal Beach, TX	4/1/08	413 lots
Vacant land to be developed into 838 residential lots for the Highland Meadows subdivision	Liberty Hill, TX	7/1/08	232 acres
160.67 acres of vacant land and 57.18 acres of land having a preliminary plat	Casa Grande, AZ	7/8/08	218 acres
160.3 acres of vacant land	Pinal County, AZ	7/8/08	160 acres
Finished and fully entitled lots within the Flagstaff Ranch Golf Community and related golf course membership rights	Flagstaff, AZ	7/9/08	59 lots
Finished 26-unit town home development	Phoenix, AZ	9/11/08	25 units
Improved, partially improved, and unimproved lots, as well as 3.9 acres of commercial property	Bullhead City, AZ	3/14/08	79 lots and 3.9 acres commercial
47.4 acres of residential land (205 lots)	Flagstaff, AZ	2/3/09	47.4 acres
3.47 acres of vacant land planned for commercial development	Phoenix, AZ	3/5/09	3.47 acres
15 acres of vacant land planned for commercial development	Apple Valley, MN	5/15/09	15 acres
39.5 acres of vacant land planned for mixed use development	Inver Grove Heights, MN	7/29/09	39.5 acres
9-story medical office building, 31% leased	Stafford, TX	7/7/09	193,000 square feet 4.74 acres
A 14.76% interest in an LLC which owns 188 acres of vacant land zoned for residential and commercial development	Phoenix, AZ	10/27/09	27.8 acres (14.76% of 188 acres)
A 14.76% interest in an LLC which owns 80 acres of vacant land zoned for general rural usage	Pinal County, AZ	10/27/09	11.8 acres (14.76% of 80 acres)
9 finished residential lots within a 38-lot subdivision ranging in size from 2.18 acres to 6.39 acres	Sedona, AZ	12/31/09	9 lots
330 acres of vacant land planned for the Tradition residential subdivision	Denton County, TX	1/5/10	330 acres
47.3 acres of undeveloped land planned for mixed use development	Denton County, TX	1/5/10	47.3 acres
188 acres of vacant land being considered for residential development	Brazoria County, TX	1/5/10	188 acres
101-unit assisted living facility	Las Vegas, NV	1/29/10	101 units
68-unit assisted living facility	Phoenix, AZ	3/16/10	68 units
Single lot within Laughlin Ranch community	Bullhead City, AZ	6/19/10	.5 acres
252 lots within the Simonton Ranch Master Planned Community (Camp Verde)	Camp Verde, AZ	7/15/10	64.84 acres (Camp Verde)
Vacant land planned for Cottonwood Retail Center	Casa Grande, AZ	7/14/10	8.8 acrues
33 townhome lots planned for 2 bedroon units along a small lake	Yavapi County, AZ	7/22/10	1.56 acres
Vacant land with Final Plat for retail and 6 condos over retail; 10 single family residences	Sedona, AZ	7/22/10	5.28 acres
Vacant land with Prelim Plat approved for retail with 25 condos over retail	Sedona, AZ	7/22/10	5.42 acres
Vacant land with Final Plat approved for retail with 13 condos over retail	Sedona, AZ	7/22/10	1.68 acres
Vacant land slated for intermediate commercial	Fountain Hills, AZ	7/23/10	4.01 acres
Vacant land and retails buildings	Tempe, AZ	9/15/10	3.74 acres
Vacant land	Canyon County, ID	10/21/10	398.64 acres
Vacant land	Buckeye, AZ	10/21/10	93.59 acres
Vacant land	Buckeye, AZ	10/21/10	77.50 acres
93 finished single-family residential lots with a typical width of 58 feet	Pinal County, AZ	11/16/10	93 units
Vacant land - zoned for heavy industrial	Lake Havasu City, AZ	11/22/10	16 acres
Vacant land - 1.56 acre commerical, 6.24 acre mixed residential/commerical	Daly City, CA	12/10/10	7.80 acres

Total Net Carrying Value at December 31, 2010			$89,472

Vacant land - undeveloped land, with initial approvals for development as a master planned community	Tucson, AZ	1/6/11	579.18 acres
Three story office building	Albuquerque, NM	2/24/11	0.98 acres
Vacant land - 23.90 acres commercial, 183.3 acres residential lots, 15.80 acres mixed use (apartments)	Merced County, CA	3/3/11	223.0 acres

Total Net Carrying Value as of Report Date			$96,690

As of December 31, 2010, we operate a medical office building which we acquired through foreclosure in 2009.  This building includes multiple tenants, including a long-term acute care hospital, laser center, pharmacy and home healthcare business.  The property has an occupancy rate of 31% at December 31, 2009 and 2010. One tenant, the long term acute care hospital, occupies 27% of the total available space.  The property is covered by insurance, subject to deductibles that we believe to be reasonable.

The property has a tax basis of $15.3 million and is being depreciated on the straight line basis with a useful life of 27.5 years for the building and 10 years for the tenant improvements.

The real estate tax rate for the property is 1.88% and the 2010 real estate taxes were $0.3 million with an assessed value of $0.6 million on the land and $16.3 million on the building and improvements.

Other than the medical office building described above, none of the other properties listed in the preceding represented greater than 10% of total assets as of December 31, 2010, nor did any other properties generate gross revenue in excess of 10% of total consolidated gross revenue during the year ended December 31, 2010. We believe our properties are adequately covered by insurance.

During the year ended December 31, 2010, we acquired twenty real estate assets through the foreclosure of related mortgage loans to various borrowers with an estimated fair value of $32.9 million at December 31, 2010. During the year ended December 31, 2009, we acquired through foreclosure the underlying real estate collateral of six loans, with an aggregate carrying value of approximately $31.6 million at December 31, 2010 (net of impairment charges). In light of current economic circumstances, and the fact that a substantial majority of the commercial mortgage loans in our portfolio are currently in default, we expect to continue to take title to additional real estate collateral through foreclosure of the related mortgage loans.

Properties by Development Classification

The following summarizes our REO properties by development classification as of December 31, 2010 (in thousands except unit data):

		Carrying
Properties Owned by Classification	#	Value

Pre-entitled land loan for investment	4	$7,045
Pre-entitled land loan processing entitlements	11	20,660
Entitled Property land loan held for investment	9	16,406
Entitled Land IMH funded infrastructure only construction Loan	4	7,691
Entitled Land IMH funded Vertical Construction	1	2,726
Entitled Improved Land positioned for Future non IMH Construction	7	9,095
Existing structure loan held for investment	2	4,868
Existing structure loan with IMH funded construction funding for improvements	1	20,981
Total as of December 31, 2010	39	$89,472

Planned Development

The level of planned development for our individual properties is dependent on several factors including the current entitlement status of the property, the cost to develop such properties, the ability to recover development costs, competitive conditions and other factors, including our ability to generate liquidity. Generally, vacant, unentitled land is being held for future sale to an investor or developer with no planned development expenditures. Such land is not planned for further development unless or until we locate a suitable developer with whom we can possibly joint venture the project. Alternatively, we may choose to further develop fully or partially entitled land to maximize interest to developers and our return on investment.

One of our properties is a partially leased medical office building. We have secured partial financing to construct tenant improvements on available lease space which, if we hold this property through stabilization, we believe will cost approximately $5.6 million. In addition, two properties consist of near fully developed multifamily residential complexes which we anticipate will require no further development costs and two properties consist of vacant land intended for multifamily residential complexes which require approximately $24.4 million in development costs. For other projects, we are considering alternative uses to such properties such as seeking billboard signage for properties with accessible highway exposure, other potential uses, or we expect to sell such assets as-is.

Nature of Title to Properties Owned and Material Liens and Encumbrances

We hold a fee simple interest in all properties owned. Additionally, we own the entire interest in all but two properties. As noted in the preceding table, we hold a 14.76% interest in a limited liability company that owns the two properties.

Except for accrued property taxes due on various properties, there were no material liens or encumbrances against any such properties as of December 31, 2009. However, during the year ended December 31, 2010, we secured financing from two lenders totaling $12.5 million, of which $10.4 million was outstanding at December 31, 2010, for the purpose of funding remaining loan obligations, anticipated development costs for REO properties and working capital needs. One such borrowing is for a total of $9.5 million, has an outstanding balance of $7.5 million at December 31, 2010, bears interest at 12% per annum and requires monthly payments of interest only during the initial term. The loan had an initial maturity of March 2011 but may be extended for two additional six month periods at the election of the borrower. Subsequent to December 31, 2010, we executed our first extension option under this arrangement. This loan is secured by one of our REO properties with a carrying value at December 31, 2010 of $21.0 million and an assignment of rents and tenant notes receivable with a principal balance of $1.6 million derived from the property.  We have also provided a guarantee for such debt. Early prepayment penalties range from 1% to 17% of the outstanding principal balance, depending on the timing of such early prepayment.  However, given the exercise of our extension option, we do not expect to incur any such prepayment penalties.

The second borrowing is for a total of $3.6 million, bears interest at 12% per annum, requires monthly payments of interest only and matures in February 2012. This note payable has an outstanding balance of $2.9 million as of the year ended December 31, 2010 and is secured by one of our REO properties with a carrying value at December 31, 2010 of $2.7 million and a note receivable with a current carrying value of $3.9 million. There are no early prepayment penalty provisions for this loan.

In connection with the acquisition of the Manager, we assumed a note payable with an original balance of $0.5 million that is being paid on a monthly basis over 48 months, which commenced June 1, 2009, with interest at 8% per annum. This note was made in connection with a settlement of a previous lease obligation and has been personally guaranteed by our Chief Executive Officer. As of December 31, 2010, the remaining obligation on the commitment was $0.3 million.

Leased Properties and Properties Under Contract for Sale

We owned one property which is being partially leased as of December 31, 2010. This property is a medical office building comprised of approximately 193,000 square feet, of which approximately 31% is currently occupied. There are currently four tenants and the anchor tenant occupies approximately 27% of the total available space. Current tenants have lease terms ranging from 84 months to 120 months which expire beginning in January 2015 through June 2019. We have engaged a leasing agent to seek additional tenants to lease the remaining available space. None of our other properties generate rental income.

Tenant detail with respect to this medical office building as of December 31, 2010 is as follows:

		% of Total	% of Total			Rent per
	Annual	Property	Property	Lease	Square	Square
Tenant	Rent	Rent	Square Footage	Expiration	footage	Foot

Atrium Medical Center	$1,429,190	85.8%	26.7%	1/31/2019	51,590	$23.88
American Laser Center, LLC	28,080	1.7%	0.5%	12/7/2014	1,038	27.05
Gabriel Norwoko (Alphina)	31,320	1.9%	0.6%	1/31/2015	1,160	27.00
Memorial Herman Hospital Systems	176,532	10.6%	3.2%	3/31/2023	6,223	28.37
Unleased space	-	0.0%	68.9%		133,120
Total	$1,665,122	14.2%	100.0%		193,131

In January 2011, we filed a petition to evict Atrium Medical Center in connection with its non-payment of rent, note repayment, utilities, parking, late charges and interest due which, as of the date of this filing, totaled approximately $0.9 million in accordance with the rental and related agreements.  In addition, we have filed claims against the guarantors on this receivable.  Atrium Medical Center represented approximately 85.8% of our rental income as of December 31, 2010. The applicable courts have held various preliminary hearings in this case and have issued a temporary injunction relative to our eviction claim due to the nature of the medical operations of the tenant.  Simultaneously, the courts have ordered the tenants to place the amount of monthly rents and operating costs due in a special account to be disbursed at the discretion of the courts pending the final outcome of the case.  No further hearing dates have been established as of the date of this filing.  However, we intend to continue to vigorously pursue all of our rights and remedies available to us under the lease agreement and other legal documents to collect all amounts due.

As of December 31, 2010, we had one property under contract for sale which is expected to close in July 2011. This same property was under contract at December 31, 2009 and was scheduled to close in May 2010. However, the transaction was temporarily canceled by the buyer before re-negotiating the terms of the revised contract for a similar amount with potential financing and extending the closing date to mid 2011. In addition, subsequent to December 31, 2010, we entered into contracts to sell five additional properties, four of which fell out of escrow prior to this filing.  We are continuing to evaluate our properties for disposition and expect to continue to market such properties for sale as part of our business strategy in connection with the Conversion Transactions.

Item 3.	LEGAL PROCEEDINGS.

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

Following the suspension of certain Fund activities, including the suspension of member redemptions, certain of the members of the Fund requested that their redemption requests be honored due to financial hardships or other reasons. In each instance, we have responded that we will not grant those requests and we are treating all members uniformly. While we have not been served with any lawsuits from Fund members relating to our decision to not grant such requests, certain of these members have filed grievances with the SEC and other regulatory agencies related to our administration of the Fund (including regarding our suspension of redemptions), and these members’ disapproval of the Conversion Transactions.

After we filed the initial Registration Statement on Form S-4 with the SEC on December 30, 2009, or the Form S-4, various disputes have arisen relating to the consent solicitation/prospectus and the proposed transactions contained therein.

Three proposed class action lawsuits were filed in the Delaware Court of Chancery (May 26, 2010, June 14, 2010 and June 17, 2010) against us and our affiliated named individuals and entities. The May 26, 2010 and June 14, 2010 lawsuits contain similar allegations, claiming that fiduciary duties owed to Fund members and to the Fund were breached because the Conversion Transactions were unfair to Fund members, constitute self-dealing and because the Form S-4 and/or information provided about the Form S-4 or Conversion Transactions are false and misleading. The June 17, 2010 lawsuit focuses on whether the Conversion Transactions constitute a “roll up” transaction under the Fund’s operating agreement, and seeks damages for breach of the operating agreement. We and our affiliated named individuals and entities dispute these claims and will defend vigorously against these actions.

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

In July 2010, the parties in the four actions mentioned above filed various motions and/or briefs seeking competing forms of consolidation and/or coordination of the four actions.  During a hearing on these motions on October 14, 2010, the parties in the respective actions agreed to consolidate the four actions for all purposes, subject to certain provisions with “respect to the unique individual count brought” by the Tucek plaintiffs.  On October 25, 2010, the Delaware Court of Chancery granted the respective parties’ proposed “Order of Consolidation and Appointment of Co-lead Plaintiffs: Counsel and Co-Liaison Counsel,” which, among other things, consolidated the four actions, ordered that a consolidated complaint shall be filed within 45 days of October 25, 2010, followed by consolidated discovery, and designated the plaintiffs’ counsel from the May 25, 2010 and June 17, 2010 lawsuits as co-lead counsel.  The Consolidated Class Action Complaint was filed on December 17, 2010.  Defendants’ filed a motion to dismiss on January 31, 2011.  A hearing date on the motion to dismiss has not yet been set.   The consolidated action is in its early stage and it is not possible to estimate at this time the range of exposure, if any, the consolidated action presents. However, we and our affiliated named individuals and entities dispute these claims and will defend vigorously against these actions.

On June 8, 2010, we received notice from the SEC that we were the subject of a SEC investigation and received requests for documents.  We have and continue to work cooperatively with the SEC in its investigation. The resolution of the SEC investigation is not determinable at this time.

On December 29, 2010, an action was filed in the Superior Court of Arizona, Maricopa County by purported Fund members David Kurtz, Lee Holland, and Suzanne Sullivan against us, the Fund, the Manager, and affiliated named individuals.  The plaintiffs make numerous claims against defendants, including claims that fiduciary duties owed to Fund members and to the Fund were breached because the Conversion Transactions were unfair to Fund members, constitute self-dealing, and because the Form S-4 and/or information provided about the Form S-4 or Conversion Transactions are false and misleading.  In addition, plaintiffs claim that the Fund wrongfully rejected Kurtz’s books and records requests, defamed Kurtz, and wrongfully brought a civil action related to the Conversion Transactions.  Plaintiffs seek the return of their original investments, damages for defamation and invasion of privacy, punitive damages, and their attorneys’ fees and costs.  We dispute these claims and will defend vigorously against these actions.

We believe that we have always been, and currently are, in compliance with all regulations that materially affect us and our operations, and that we have acted in accordance with our operating agreement prior to its termination as a result of the Conversion Transactions. However, there can be no guarantee that this is the case or that the above-described or other matters will be resolved favorably, or that we or our affiliates may not incur additional significant legal and other defense costs, damage or settlement payments, regulatory fines, or limitations or prohibitions relating to our or our affiliates’ business activities, any of which could harm our operations.

In January 2011, we filed a petition to evict a tenant of our leased property due to non-payment of amounts due which, as of the date of this filing, totaled approximately $0.9 million in accordance with the lease and related agreements. The applicable courts have held various preliminary hearings in this case and have issued a temporary injunction relative to our eviction claim due to the nature of the medical operations of the tenant.  Simultaneously, the courts have ordered the tenants to place the amount of monthly rents and operating costs due in a special account to be disbursed at the discretion of the courts pending the final outcome of the case.  No further hearing dates have been established as of the date of this filing.  However, we intend to continue to vigorously pursue all of our rights and remedies available to us under the lease agreement and other legal documents to collect all amounts due.

Item 4.	REMOVED AND RESERVED

PART II

Item 5.	MARKET FOR REGISTRANTS’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

We are required to file reports with the SEC in accordance with Section 12(g) of the Exchange Act. Our shares have not been traded or quoted on any exchange or quotation system. There is no public market in which shareholders may sell their shares.

Shareholders

As of December 31, 2009 and 2010, there were 4,772 and 5,192 shareholders, respectively.

Dividends

There have been no cash dividends declared on our common stock since our company was formed from our predecessor entity, but our predecessor made periodic distributions to its members prior to suspending distributions in the third quarter of the year ended December 31, 2008. Dividends are declared at the sole discretion of our board of directors. Historically, members of the Fund elected to either reinvest distributable monthly earnings or have earnings distributed to them in cash. Effective October 1, 2008, we suspended the option by which Fund members could reinvest monthly distributions. For the years ended December 31, 2009 and 2010, our total net distributions were $11.7 million and zero, respectively, which translated into net distributions of $0.73 and zero per weighted average common share over the same periods, respectively. During the second quarter of the year ended December 31, 2009, we revised our member distribution program and ceased further distributions to members until we generate sufficient liquidity to enable us to cover all borrower obligations and operating costs.

The annualized yield based on distributions made to our members was 1.60% and 0% for the years ended December 31, 2009 and 2010, respectively. The year over year reduction in the annualized yield is attributable to the reduction in the deployment ratio of available capital to loans funded, an increase in the number of portfolio loans placed in non-accrual status, the change in the Prime rate over these periods (which has resulted in lower interest bearing loans), the increase in real estate held for development (which is a non-earning asset) and the suspension of member distributions in the second quarter of the year ended December 31, 2009.

Recent Sales of Unregistered Securities

There were no sales of shares of our common stock during the year ended December 31, 2010. Pursuant to the terms of a consulting services agreement and in consideration of services provided to us, we expect to issue 50,000 shares of common stock to ITH and warrants exercisable for ten years to purchase 150,000 shares of common stock at the offering price. Such issuance is made in a private placement pursuant to section 4(2) of the Securities Act.

Issuer Purchases of Equity Securities

There were no purchases of our common stock by us or any “affiliated purchasers” (as defined in 240.10b-18(a)(3) of the Exchange Act) during the year ended December 31, 2010.

Item 6.                    SELECTED FINANCIAL DATA

The following tables show financial data of IMH Financial Corporation (as successor to the Fund), including the results of operations from the June 18, 2010 acquisition date of the Manager and Holdings, for the periods indicated. The summary financial data are derived from our audited consolidated financial statements and other financial records. The summary consolidated statements of financial condition data as of December 31, 2009 and 2010 and the summary consolidated statements of income data for each of the three years in the period ended December 31, 2010 have been derived from our audited consolidated financial statements and accompanying notes included elsewhere in this prospectus and should be read together with those consolidated financial statements and accompanying notes. The summary consolidated statements of financial condition data as of December 31, 2007, 2008 and 2009, and the summary consolidated statements of income data for the years ended December 31, 2006 and 2007 have been derived from audited consolidated financial statements not included in this Form 10-K. The summary consolidated financial and other data should be read together with the sections entitled “Selected Historical Financial Data” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with our consolidated financial statements and accompanying notes, and unaudited financial statements and accompanying notes, included elsewhere in this Form 10-K.

The tables that follow set forth certain financial data. The summary financial data are derived from our audited consolidated financial statements and other financial records.

	As of and for the Years Ended December 31,
	2006	2007	2008	2009	2010
	(in thousands, except percentages and unit data)
Summary balance sheet items
Cash and cash equivalents	$12,159	$73,604	$23,815	$963	$831
Mortgage loan principal outstanding (2)	$258,615	$510,797	$613,854	$544,448	$417,340
Allowance for credit loss / valuation allowance	$-	$(1,900)	$(300,310)	$(330,428)	$(294,140)
Mortgage loans, net (2)	$258,615	$508,897	$313,544	$214,020	$123,200
Real estate held for development	$-	$-	$62,781	$92,149	$57,642
Real estate held for sale	$-	$-	$-	$12,082	$31,830
Total assets	$273,374	$590,559	$414,804	$337,796	$229,935
Notes Payable	$-	$-	$-	$4,182	$16,458
Total liabilities	$13,193	$13,726	$6,753	$15,928	$28,572
Total owners' equity	$260,181	$576,833	$408,051	$321,868	$201,363

Summary income statement items
Mortgage loan interest	$20,547	$47,929	$65,497	$21,339	$1,454
Total revenue	$21,145	$49,763	$67,420	$22,522	$3,756
Operating expenses	$430	$968	$2,454	$9,433	$24,415
Provision for credit losses	$-	$1,900	$296,000	$79,299	$47,454
Impairment charges on Real Estate Owned	$-	$-	$27,175	$8,000	$46,856
Total costs and expenses	$1,043	$4,088	$325,707	$96,999	$120,796
Net earnings (loss)	$20,102	$45,675	$(258,287)	$(74,477)	$(117,040)

Earnings/Distributions per share data
Basic and diluted net earnings (loss) per share	$5.40	$4.87	$(17.41)	$(4.63)	$(7.05)
Net distributions per weighted average common share	$5.20	$5.00	$4.32	$0.73	$-

Loan related items
Note balances originated	$266,101	$428,777	$329,952	$47,557	$3,537
Number of notes originated	37	38	23	3	4
Average note balance originated	$7,192	$11,284	$14,346	$15,852	$1
Number of loans outstanding	44	61	62	55	38
Average loan carrying value	$5,878	$8,343	$5,057	$3,891	$3,242
% of portfolio principal – fixed interest rate	69.0%	30.3%	31.3%	50.4%	54.0%
% of portfolio principal – variable interest rate	31.0%	69.6%	68.7%	49.6%	46.0%
Weighted average interest rate – all loans	12.33%	12.44%	12.18%	11.34%	11.16%
Principal balance % by state:
Arizona	57.9%	44.8%	47.9%	55.5%	67.7%
California	37.4%	33.7%	28.9%	28.3%	22.4%
Texas	4.4%	6.3%	9.1%	3.2%	0.0%
Idaho	-%	9.6%	8.1%	5.0%	1.3%
Other	0.3%	5.6%	6.0%	8.0%	8.6%
Total	100.0%	100.0%	100.0%	100.0%	100.0%

Credit Quality
Extension fees included in mortgage loan principal	$2,160	$6,204	$10,895	$18,765	$16,930
Interest payments over 30 days delinquent	$-	$2,741	$1,134	$7,530	$4,999
Principal balance of loans past scheduled maturity	$13,901	$133,532	$210,198	$347,135	$280,322
Carrying Value of loans in non accrual status	$-	$73,346	$95,624	$192,334	$113,493
Allowance for credit loss / valuation allowance	$-	$(1,900)	$(300,310)	$(330,428)	$(294,140)
Allowance for credit loss / valuation allowance as % of loan principal outstanding	0.0%	0.4%	48.9%	60.7%	70.5%
Charge-offs	-	-	-	$49,181	$83,742

1.
As described in the notes to financial statements, effective June 18, 2010, the Company converted IMH Secured Loan Fund, LLC from a Delaware limited liability company into a Delaware corporation name IMH Financial Corporation. The per share information in the “Earnings/Distributions per share” section of this table is presented on a retrospective basis, assuming the conversion occurred and the member units were exchanged for common shares during each respective period.

2.
Prior to the effective date of the Conversion Transactions on June 18, 2010, substantially all mortgage loans were held to maturity.  In connection with our revised business strategy, subsequent to June 18, 2010, all mortgage loans were deemed held for sale.

	Years Ending December 31,
	2008	2009	2010
Average Balance Sheets*	(in thousands)
Cash and cash equivalents	$78,379	$7,719	$2,753
Mortgage loan principal outstanding	551,174	584,551	497,870
Allowance for credit loss/ Valuation allowance	(70,290)	(306,712)	(326,187)
Mortgage loans, net	480,884	277,840	171,682
Real estate owned, net	45,055	79,292	105,754
Other assets	10,808	18,884	17,127
Total assets	$615,126	$383,735	$297,317

Total liabilities	21,184	9,517	23,582
Total owners'equity	593,942	374,218	273,735
Total liabilities and owners' equity	$615,126	$383,735	$297,317

* The average balance sheets were computed using the quarterly average balances during each fiscal period presented.

	Years Ending December 31,
	2008	2009	2010
Analysis of Mortgage Loan Income by Loan Classification	(in thousands)

Pre-entitled Land:
Held for Investment	$780	$60	$-
Processing Entitlements	20,145	6,977	86
Entitled Land:
Held for Investment	14,262	2,385	173
Infrastructure under Construction	5,586	2,163	326
Improved and Held for vertical Construction	5,656	1,384	-
Construction and Existing Structures:
New Structure - Construction in process	10,976	1,058	501
Existing Structure Held for Investment	2,825	1,201	38
Existing Structure- Improvements	5,267	6,111	330
Total Mortgage Loan Income	$65,497	$21,339	$1,454

	Years Ending December 31,
	2008	2009	2010
Mortgage Loan Balances by Loan Classification**	(in thousands, except percentages and unit data)

Pre-entitled Land:
Held for Investment	$7,178	$13,834	$6,100
Processing Entitlements	200,903	185,608	139,452
Entitled Land:
Held for Investment	114,306	101,942	73,462
Infrastructure under Construction	57,908	69,839	55,532
Improved and Held for vertical Construction	54,486	47,227	26,096
Construction and Existing Structures:
New Structure - Construction in process	43,814	46,325	46,808
Existing Structure Held for Investment	37,482	23,640	12,775
Existing Structure- Improvements	97,777	56,033	57,115
Total Mortgage Loan Balances	$613,854	$544,448	$417,340
** These amounts are not averaged

	Years Ending December 31,
	2008	2009	2010
Average Mortgage Loan Balances by Loan Classification***	(in thousands, except percentages and unit data)
Pre-entitled Land:
Held for Investment	$5,673	$12,478	$12,773
Processing Entitlements	198,886	193,261	175,364
Entitled Land:
Held for Investment	117,468	116,521	86,465
Infrastructure under Construction	59,192	66,399	64,437
Improved and Held for vertical Construction	43,208	47,909	40,336
Construction and Existing Structures:
New Structure - Construction in process	52,480	40,329	46,496
Existing Structure Held for Investment	26,839	26,394	14,613
Existing Structure- Improvements	47,428	81,260	57,384
Total Average Mortgage Loan Balances	$551,174	$584,551	$497,868

*** Amounts were computed using the quarterly average balances during each of the fiscal period presented

	Years Ending December 31,
	2008	2009	2010
Average Interest Rate by Loan Classification****	(in thousands, except percentages and unit data)
Pre-entitled Land:
Held for Investment	12.0%	10.8%	9.5%
Processing Entitlements	11.5%	9.6%	9.4%
Entitled Land:
Held for Investment	12.2%	12.4%	12.6%
Infrastructure under Construction	12.2%	11.0%	10.6%
Improved and Held for vertical Construction	11.8%	12.1%	12.3%
Construction and Existing Structures:
New Structure - Construction in process	12.3%	11.5%	10.4%
Existing Structure Held for Investment	13.8%	12.0%	12.1%
Existing Structure- Improvements	12.5%	12.4%	12.5%
Total Overall Average Interest Rate	12.3%	11.5%	11.4%

****Average Interest Rate by Loan Classification were computed by taking an average balance over the trailing 5 quarters

	Years Ending December 31,
Average Yield*****	2008	2009	2010
	(in thousands, except percentages and unit data)
Pre-entitled Land:
Held for Investment	13.7%	0.5%	0.0%
Processing Entitlements	10.1%	3.6%	0.0%
Entitled Land:
Held for Investment	12.1%	1.9%	0.2%
Infrastructure under Construction	9.4%	3.6%	0.5%
Improved and Held for vertical Construction	13.1%	2.9%	0.0%
Construction and Existing Structures:
New Structure - Construction in process	20.9%	2.7%	1.1%
Existing Structure Held for Investment	10.5%	4.6%	0.3%
Existing Structure- Improvements	11.1%	8.9%	0.6%
Overall Average Yield	12.1%	3.7%	0.3%

*****	Average Yield is computed using Mortgage Loan Income by Loan Classification as a percent of Average Mortgage Loan Balances by Loan Classification
Note:  Overall Average Yields have decreased due to loans being placed in non-accrual status

Return on Equity and Assets Ratio	(in thousands, except percentages and unit data)
Return on assets	(42.0)%	(19.4)%	(22.1)%
Return on equity	(43.5)%	(19.9)%	(24.0)%
Dividend payout ratio	(24.8)%	(15.7)%	0.0%
Equity to assets ratio	96.6%	97.5%	92.1%

(in thousands, except percentages and unit data)
	2006	2007	2008	2009	2010
Allocation of Allowance for Credit Loss / Valuation Allowance by Loan Classification
Pre-entitled Land:
Held for Investment	$-	$-	$(3,242)	$(9,623)	$(4,695)
Processing Entitlements	-	(1,900)	(122,266)	(134,742)	(123,090)
Entitled Land:
Held for Investment	-	-	(79,279)	(80,750)	(67,038)
Infrastructure under Construction	-	-	(24,863)	(39,441)	(43,920)
Improved and Held for Vertical Construction	-	-	(38,522)	(28,696)	(20,547)
Construction & Existing Structures:
New Structure - Construction in-process	-	-	(28,547)	(30,106)	(30,293)
Existing Structure Held for Investment	-	-	(2,954)	(7,070)	(4,557)
Existing Structure - Improvements	-	-	(637)	-	-
Allowance for Loan Loss/ Valuation Allowance	$-	$(1,900)	$(300,310)	$(330,428)	$(294,140)

Rollforward of Allowance for Credit Loss / Valuation Allowance by Loan Classifications

Balance at the beginning of period	$-	$-	$(1,900)	$(300,310)	$(330,428)

Additions to Allowance for Credit Loss / Valuation Allowance
Pre-entitled Land:
Held for Investment	$-	$-	$(3,242)	$(6,381)	$(2,096)
Processing Entitlements	-	(1,900)	(120,366)	(24,851)	(24,647)
Entitled Land:
Held for Investment	-	-	(79,279)	(9,851)	(7,279)
Infrastructure under Construction	-	-	(24,863)	(11,990)	(3,185)
Improved and Held for Vertical Construction	-	-	(38,522)	801	(629)
Construction & Existing Structures:
New Structure - Construction in-process	-	-	(26,137)	(3,218)	(7,736)
Existing Structure Held for Investment	-	-	(2,954)	(4,116)	(1,831)
Existing Structure - Improvements	-	-	(637)	(19,693)	(51)
Total provision for credit losses	$-	$(1,900)	$(296,000)	$(79,299)	$(47,454)

Charge-Offs:
Pre-entitled Land:
Held for Investment	$-	$-	$-	$-	$7,024
Processing Entitlements	-	-	-	12,375	36,300
Entitled Land:	-	-	-	-
Held for Investment	-	-	-	8,380	20,992
Infrastructure under Construction	-	-	-	(2,588)	(1,295)
Improved and Held for Vertical Construction	-	-	-	9,025	8,778
Construction & Existing Structures:	-	-	-	-
New Structure - Construction in-process	-	-	-	1,659	7,548
Existing Structure Held for Investment	-	-	-	-	4,344
Existing Structure - Improvements	-	-	-	20,330	51
Total charge-offs	$-	$-	$-	$49,181	$83,742
Recoveries - None
Total Recoveries	$-	$-	$-	$-	$-

Net Charge-offs	$-	$-	$-	$49,181	$83,742

Net Change in Allowance for Credit Loss / Valuation Allowance	$-	$(1,900)	$(296,000)	$(30,118)	$36,288
Other changes to Allowance for Credit Loss / Valuation Allowance	-	-	(2,410)	-	-
Balance at end of period	$-	$(1,900)	$(300,310)	$(330,428)	$(294,140)

Ratio of net charge-offs during the period to average loans outstanding during the period	0.0%	0.0%	0.0%	-60.5%	-145.9%

	As of and for the Year ended December 31,
	2006	2007	2008	2009	2010
Scheduled Maturities - One year or less	(in thousands, except percentages and unit data)
Pre-entitled Land:
Held for Investment	$-	$-	$7,178	$13,834	$6,100
Processing Entitlements	145,219	203,166	195,168	185,609	139,451
Entitled Land:
Held for Investment	41,894	135,060	89,786	101,942	73,462
Infrastructure under Construction	17,621	60,037	57,908	27,953	55,532
Improved and Held for vertical Construction	29,388	14,800	13,904	47,227	26,096
Construction and Existing Structures:
New Structure - Construction in process	16,316	70,864	43,814	12,653	5,330
Existing Structure Held for Investment	8,177	26,870	37,482	23,641	10,391
Existing Structure- Improvements	-	-	97,777	-	3,932
Total Scheduled Maturities - One year or less	$258,615	$510,797	$543,017	$412,859	$320,294
Scheduled Maturities - One to five years
Pre-entitled Land:
Held for Investment	$-	$-	$-	$-	$-
Processing Entitlements	-	-	5,735	-	-
Entitled Land:
Held for Investment	-	-	24,520	-	-
Infrastructure under Construction	-	-	-	41,886	1
Improved and Held for vertical Construction	-	-	40,582	-	-
Construction and Existing Structures:
New Structure - Construction in process	-	-	-	33,670	41,478
Existing Structure Held for Investment	-	-	-	-	2,384
Existing Structure- Improvements	-	-	-	56,033	53,183
Total Scheduled Maturities - One to five years	$-	$-	$70,837	$131,589	$97,046
Total Loan Principal	$258,615	$510,797	$613,854	$544,448	$417,340

Scheduled Maturities - One to Five Years by Interest Type	As of and for the Year ended December 31,
Fixed Interest Rates	2006	2007	2008	2009	2010
Pre-entitled Land:
Held for Investment	$-	$-	$-	$-	$-
Processing Entitlements	-	-	1,929	-	-
Entitled Land:
Held for Investment	-	-	3,500	-	-
Infrastructure under Construction	-	-	-	41,884	-
Improved and Held for vertical Construction	-	-	10,461	-	-
Construction and Existing Structures:
New Structure - Construction in process	-	-	-	32,054	41,478
Existing Structure Held for Investment	-	-	-	-	2,000
Existing Structure- Improvements	-	-	-	56,033	53,183
Total Scheduled Maturities - Fixed interest rate	$-	$-	$15,890	$129,971	$96,661
Variable Interest Rates
Pre-entitled Land:
Held for Investment	$-	$-	$-	$-	$-
Processing Entitlements	-	-	3,807	-	-
Entitled Land:					-
Held for Investment	-	-	21,020	-	-
Infrastructure under Construction	-	-	-	-	-
Improved and Held for vertical Construction	-	-	30,120	-	-
Construction and Existing Structures:					-
New Structure - Construction in process	-	-	-	1,618	-
Existing Structure Held for Investment	-	-	-	-	384
Existing Structure- Improvements	-	-	-	-	-
Total Scheduled Maturities - Variable interest rate	$-	$-	$54,947	$1,618	$384
Total Loan Principal due One to Five Years	$-	$-	$70,837	$131,589	$97,045

	December 31,
	2006	2007	2008	2009	2010
	(in thousands, except percentages and unit data)
Performing Loans
Pre-entitled Land:
Held for Investment	$-	$-	$-	$-	$-
Processing Entitlements	131,318	119,175	146,460	-	-
Entitled Land:
Held for Investment	41,893	135,060	37,146	-	1,201
Infrastructure under Construction	17,621	44,557	40,653	7,645	-
Improved and Held for vertical Construction	29,388	14,800	35,102	-	-
Construction and Existing Structures:
New Structure - Construction in process	16,316	45,087	6,694	4,805	2,395
Existing Structure Held for Investment	8,177	18,620	23,393	-	2,384
Existing Structure- Improvements	-	-	97,777	-	3,932
Total Performing Loans	$244,713	$377,299	$387,225	$12,450	$9,912

Loans in Default - Non-Accrual
Pre-entitled Land:
Held for Investment	$-	$-	$-	$13,834	$6,100
Processing Entitlements	-	64,743	46,636	185,608	139,451
Entitled Land:
Held for Investment	-	-	3,300	101,942	72,261
Infrastructure under Construction	-	-	17,255	62,194	55,532
Improved and Held for vertical Construction	-	-	14,632	40,051	26,096
Construction and Existing Structures:
New Structure - Construction in process	-	2,253	13,800	39,102	44,414
Existing Structure Held for Investment	-	8,250	-	23,640	10,391
Existing Structure- Improvements	-	-	-	56,033	53,183
Total Loans in Default - Non-Accrual	$-	$75,246	$95,623	$522,404	$407,428

Loans in Default - Other
Pre-entitled Land:
Held for Investment	$-	$-	$7,178	$-	$-
Processing Entitlements	13,901	19,247	7,806	-	-
Entitled Land:
Held for Investment	-	-	73,861	-	-
Infrastructure under Construction	-	15,480	-	-	-
Improved and Held for vertical Construction	-	-	4,752	7,176	-
Construction and Existing Structures:
New Structure - Construction in process	-	23,525	23,320	2,418	-
Existing Structure Held for Investment	-	-	14,089	-	-
Existing Structure- Improvements	-	-	-	-	-
Total Loans in Default - Other	$13,901	$58,252	$131,006	$9,594	$-
Total Loans in Default	$13,901	$133,498	$226,629	$531,998	$407,428
Total Loan Principal	$258,614	$510,797	$613,854	$544,448	$417,340

Loans in Default by Basis for Default
Loans past maturity date, or other
Pre-entitled Land:
Held for Investment	$-	$-	$7,178	$13,834	$6,100
Processing Entitlements	13,901	83,990	52,791	181,801	139,451
Entitled Land:
Held for Investment	-	-	73,714	80,922	72,261
Infrastructure under Construction	-	15,480	17,255	20,308	24,762
Improved and Held for vertical Construction	-	-	8,923	17,106	26,096
Construction and Existing Structures:
New Structure - Construction in process	-	25,778	36,246	9,522	1,261
Existing Structure Held for Investment	-	8,250	14,089	23,641	10,391
Existing Structure- Improvements	-	-	-	-	-
Total past maturity date	$13,901	$133,498	$210,196	$347,134	$280,322
Loans past due on interest
Pre-entitled Land:
Held for Investment	$-	$-	$-	$-	$-
Processing Entitlements	-	-	1,650	3,807	-
Entitled Land:
Held for Investment	-	-	3,447	21,020	-
Infrastructure under Construction	-	-	-	41,886	30,770
Improved and Held for vertical Construction	-	-	10,461	30,120	-
Construction and Existing Structures:
New Structure - Construction in process	-	-	875	31,998	43,153
Existing Structure Held for Investment	-	-	-	-	-
Existing Structure- Improvements	-	-	-	56,033	53,183
Total past due on interest	$-	$-	$16,433	$184,864	$127,106
Total loans in default by basis of default	$13,901	$133,498	$226,629	$531,998	$407,428

	December 31,			December 31,
	2009 Compared to 2008			2010 Compared to 2009
	Increase (Decrease) due to			Increase (Decrease) due to
	Volume	Rate	Net	Volume	Rate	Net
	(in thousands)
Pre-entitled Land:
Held for Investment	$817	$(1,537)	$(720)	$33	$(93)	$(60)
Processing Entitlements	(647)	(12,521)	(13,168)	(1,826)	(5,065)	(6,891)

Entitled Land:
Held for Investment	(115)	(11,762)	(11,877)	(3,696)	1,484	(2,212)
Infrastructure under Construction	879	(4,302)	(3,423)	(222)	(1,615)	(1,837)
Improved and Held for vertical Construction	555	(4,827)	(4,272)	(901)	(483)	(1,384)

Construction and Existing Structures:
New Structure - Construction in process	(1,495)	(8,423)	(9,918)	728	(1,285)	(557)
Existing Structure Held for Investment	(61)	(1,563)	(1,624)	(1,402)	239	(1,163)
Existing Structure- Improvements	4,229	(3,385)	844	(2,961)	(2,820)	(5,781)
Total change in mortgage loan income	$4,162	$(48,320)	$(44,158)	$(10,247)	$(9,638)	$(19,885)

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the sections of this Form 10-K entitled “Risk Factors,” “Forward-Looking Statements,” “Business” and our audited financial statements and the related notes thereto and other detailed information as of and for the years ended December 31, 2009 and 2010 included elsewhere in this Form 10-K. This discussion contains forward-looking statements reflecting current expectations that involve risks and uncertainties. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the section entitled “Risk Factors” and elsewhere in this Form 10-K. This discussion contains forward-looking statements, which are based on our assumptions about the future of our business. Our actual results may differ materially from those contained in the forward-looking statements. Please read “Special Note About Forward-Looking Statements” for additional information regarding forward-looking statements used in this Form 10-K. Unless specified otherwise and except where the context suggests otherwise, references in this section to the “company,” “we,” “us,” and “our” refer to IMH Financial Corporation and its consolidated subsidiaries, except the financial information of the Manager and Holdings is only consolidated with the financial information of IMH Financial Corporation from June 18, 2010, the date on which the Manager and Holdings were acquired. Undue reliance should not be placed upon historical financial statements since they are not necessarily indicative of expected results of operations or financial condition for any future periods.

Overview

Our Company

We are a real estate finance company based in the southwest United States with over 13 years of experience in various and diverse facets of the real estate lending and investment process, including origination, acquisition, underwriting, documentation, servicing, construction, enforcement, development, marketing, and disposition. We have historically focused on the origination of senior short-term commercial bridge loans with maturities of 12 to 36 months. However, to the extent we are able to generate excess liquidity from asset sales or from the issuance of debt or equity capital, we expect our primary future focus will be on the acquisition and origination of interim loans, or other short-term financings that are used to pay off construction or commercial or residential property loans and that are not reliant on the immediate availability of permanent take-out financing. In addition, we expect to target the acquisition or financing of whole commercial real estate mortgage loans, which may be performing, distressed or non-performing, and participating interests in performing commercial real estate mortgage loans. Our target transaction size is typically above the maximum investment size of community banks, but below the minimum investment size of larger financial institutions, which we believe positions us favorably in an underserved segment of the real estate finance industry.  However, these initiatives are dependent on our successful liquidating of assets or obtaining debt or equity financing to generate liquidity. Until such time, we do not anticipate having the liquidity available to make further investments.

We combine traditional credit analysis typically performed by banks with advanced property valuation techniques used by developers, in order to produce a more comprehensive investment decision process. In addition to the property appraisal and underwriting process performed by traditional bank lenders, we build and stress test a property-specific valuation model for each real estate investment we make, based upon, among other factors, acquisition price, carrying cost, development time, potential cost and time overruns, absorption rate, existing and potential rental rates, existing and known planned competing properties, market trends and exit strategy. We test these assumptions with a combination of field inspections and local market analysis, as well as financial, physical, legal and environmental due diligence. Through this process, we have acquired or originated real estate assets as of December 31, 2010 with an original investment basis of $707.4 million and a current carrying value of $212.7 million consisting of commercial real estate mortgage loans with a carrying value of $123.2 million and owned property with a carrying value of $89.5 million. The decline in the carrying value of our real estate assets is reflective of the deterioration of the commercial real estate lending market and the sustained decline in pricing of residential and commercial real estate in the last 18 to 24 months together with the continuing downturn in the commercial real estate markets and general economy.

We believe there are attractive current and emerging opportunities to acquire whole commercial real estate mortgage loans and other discounted real estate-related assets as a result of the ongoing disruption in the real estate and financial markets, particularly in the southwest United States where we focus. We believe that some of these assets are attractively priced in relation to their relative risk as a result of the imbalance between supply and demand in the current market environment, which has forced numerous financial institutions to dispose of both financial and physical real estate-related assets in order to meet regulatory or general capital requirements. Although we view opportunities to acquire mortgage loans and other real estate related assets as more attractive for new investments over the short to medium term, we believe that the opportunity to originate commercial real estate mortgage loans remains attractive, particularly for interim loans or other short and intermediate term loans that generally have terms of one to three years and are not reliant upon the immediate availability of permanent take-out financing. As a result of limited credit availability in the marketplace, we believe that such loans can be purchased at a significant discount and restructured on more favorable lender terms than their existing terms to allow the loan to be a performing asset. We believe that with liquidity that may be generated from asset sales or from the issuance of debt or equity capital, we may be positioned to capitalize on such opportunities as well as to remain flexible to adapt our investment strategy as market conditions change.

Although we have historically focused primarily on the origination of whole senior short-term commercial bridge loans with maturities of 12 to 36 months oriented toward the availability of permanent take-out financing at maturity which comprise a majority of our existing portfolio, we intend to focus our future investments, at such time that we have sufficient capital to invest, primarily on the following asset classes, which we consider to be our target assets:

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

We intend to continue the process of disposing of a significant portion of our existing loans and real estate assets, or REO assets, individually or in bulk, and to utilize the proceeds for operating purposes or, to the extent excess funds are available, reinvest the proceeds from such dispositions in our target assets. We intend to diversify our assets further across asset classes, with current target allocations for new investments of approximately 45% of total assets in interim loans or other short-term loans originated by us, 25% in performing whole, or participating interests in, commercial real estate mortgage loans we acquire, 15% in whole non-performing commercial real estate loans we acquire and 15% in other types of real estate-related assets and real estate-related debt instruments (which may include the acquisition of, or financing the acquisition of, residential mortgage-backed securities, commercial mortgage-backed securities and REO assets), although the exact allocations will depend on the investment opportunities we decide to pursue. We expect the diversification of our portfolio to continue to evolve to address market circumstances, including consideration of factors such as asset class, borrower group, geography, transaction size and investment terms. Once real estate conditions improve, and the availability of permanent financing returns, we believe our experience, industry knowledge and comprehensive underwriting process will allow us to refocus on our historical model of originating short-term senior secured whole commercial real estate mortgage loans.

On June 18, 2010, we became an internally managed real estate finance company formed through the conversion of IMH Secured Loan Fund, LLC, or the Fund, into a Delaware corporation named IMH Financial Corporation and the acquisition by IMH Financial Corporation of Investors Mortgage Holdings Inc., or the Manager, which managed the Fund prior to its acquisition, and IMH Holdings, LLC, or Holdings. Holdings is a holding company for two wholly-owned subsidiaries: IMH Management Services, LLC, an Arizona limited liability company, and SWI Management, LLC, an Arizona limited liability company. IMH Management Services, LLC provides us and our affiliates with human resources and administrative services, including the supply of employees, and SWI Management, LLC, or SWIM, acts as the manager for the Strategic Wealth & Income Company, LLC, or the SWI Fund. We refer to these conversion and acquisition transactions as the Conversion Transactions.

Since the Conversion Transactions have been consummated, the Manager is now internalized, the former executive officers and employees of the Manager are now our executive officers and employees and they have assumed the duties previously performed by the Manager, and we no longer pay management fees to the Manager. We are entitled to retain all management, origination fees, gains and basis points previously allocated to the Manager.

Factors Affecting Our Financial Results

General Economic Conditions Affecting the Real Estate Industry

The global and U.S. economies experienced a rapid and significant decline since the third quarter of fiscal 2008 in from which they have not yet recovered. The real estate, credit and other markets suffered unprecedented disruptions, causing many major institutions to fail or require government intervention to avoid failure, which has placed severe pressure on liquidity and asset values. These conditions were brought about largely by the erosion of U.S. and global credit markets, including a significant and rapid deterioration of the mortgage lending and related real estate markets. In this regard, we continue to operate under very difficult conditions.

Originating, acquiring and investing in short-term commercial real estate bridge loans to facilitate real estate entitlement and development, and other interim financing, have historically constituted the heart of our business model. This model relies on mortgage capital availability. However, we believe current market conditions have materially diminished the traditional sources of permanent take-out financing on which our historical business model depends. We believe it will take 12 to 24 months or longer for markets and capital sources to begin to normalize, although there can be no assurance that the markets will stabilize in this timeframe or at all. Economic conditions have continued to have a material and adverse impact on us. As of December 31, 2010, 30 of our 38 portfolio loans were in default and were in non-accrual status. In addition, as of December 31, 2010, the valuation allowance on our loans totaled $294.1 million, representing 70.5% of the principal balance of such loans. During the year ended December 31, 2010, we foreclosed on twenty loans and took title to the underlying real estate with carrying values totaling $32.9 million at December 31, 2010. Moreover, we have taken enforcement action on 16 additional loans to date that we anticipate will result in foreclosure and expect similar actions will be taken on another eight loans.

We continue to examine all material aspects of our business for areas of improvement and recovery on our assets. However, if the real estate market does not return to its historical levels of activity and credit markets do not re-open more broadly, we believe the realization of a full recovery of our cost basis in our mortgage and real estate loans is unlikely to occur in a reasonable time frame or at all, and we may be required to dispose of certain or all of our assets at a price significantly below our initial cost and possibly below current carrying values. If we are not able to liquidate a sufficient portion of our assets or access credit under credit facilities that we are pursuing, there may be substantial doubt about our ability to continue as a going concern. Nevertheless, we believe that our cash and cash equivalents and the disposition of certain of the loans and real estate held for sale will allow us to fund current operations over the next 12 months.

Revenues

We have historically generated income primarily from interest and fees on our mortgage loans, including default interest, penalties and fees, as well as interest income from money market, short-term investments or similar accounts in which we temporarily invest excess cash. As a result of the June 18, 2010 consummation of the Conversion Transactions, to the extent we are able to generate excess liquidity from asset sales or from the issuance of debt or equity capital, we expect to generate additional revenues from loan originations, modification and processing fees historically retained by the Manager. In addition to our historical sources of revenue, we expect to generate revenues from disposition of existing and newly acquired assets and from the application of those proceeds in new assets. We expect in the short-term that we will derive a greater proportion of our capital from dispositions of our REO properties and from the disposition of loans and other assets we own or acquire than from the interest and fee income from commercial mortgage loans originated by us. As economic conditions improve, we expect interest and fee income from commercial real estate mortgage loans to again become a greater focus for us and a greater portion of our revenues. We also expect to benefit from management fees for management services provided by SWIM to SWI Fund.

Mortgage Loan Income. Revenues generated from mortgage loan investments include contractual note rate interest, default interest and penalty fees collected, and accretion on loans acquired at a discount. Changes to the amount of our loan assets directly affect the amount of interest and fee income we are able to achieve. Due to the suspension of the funding of new loans effective October 1, 2008 (excluding financing of new loans in connection with the sale of collateral under existing loans or the sale of REO assets), coupled with the increase in defaults and foreclosures, mortgage loan investment revenues have decreased in recent periods. As a result of the acquisition of the Manager effective June 18, 2010, we expect to also generate revenues from loan originations, processing and modifications. Such amounts, net of direct costs, are to be amortized over the lives of the respective loans as an adjustment to yield using the effective interest method. See the heading entitled “Trends in Interest Income and Effective Portfolio Yield.”

We also modified certain loans in our portfolio, which has resulted in an extended term of maturity on such loans of two years or longer and, in some cases, has required us to accept an interest rate reflective of current market rates, which are lower than in prior periods. We may decide to modify loans in the future primarily in an effort to seek to protect our collateral. Additionally, on a limited basis, we have financed the sale of loan collateral by existing borrowers and sales of certain REO assets to unrelated parties, and it is anticipated that we will engage in similar lending activities in the future. This effort effectively replaces a non-performing loan to a defaulting seller with a new performing loan to the buyer. Although we have in the past modified certain loans by extending the maturity dates or changing the interest rates thereof on a case by case basis, we do not have in place at this time a specific loan modification program or initiative. Rather, as in the past, we may modify any loan, in our sole discretion, based on the then applicable facts and circumstances, including: (i) our expectation that the borrower may be capable of meeting its obligations under the loan, as modified; (ii) the borrower’s perceived motivation to meet its obligations under the loan, as modified; (iii) whether we perceive that the risks are greater to us if the loan is modified, on the one hand, or not modified, on the other hand, and foreclosed upon; (iv) whether the loan is expected to become fully performing within some period of time after any proposed modification; (v) the extent of existing equity in the collateral, net of the loan, as modified; (vi) the creditworthiness of the guarantor of the loan; (vii) the particular borrower’s track record and financial condition; and (viii) market based factors regarding supply/demand variables bearing on the likely future performance of the collateral. In the future, we expect to modify loans on the same basis as above without any reliance on any specific loan modification program or initiative.

Rental Income. Rental income is attributable to the foreclosure of a loan that was secured by an operating property. We anticipate an increase in rental income as the occupancy levels of the property improves. However, as we plan to dispose of a substantial portion of our existing REO assets, we do not currently anticipate substantial future rental income in future periods unless we acquire additional operating properties through foreclosure or other means.

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

Investment and Other Income. Investment and other income is directly attributable to the average amount of cash available for short-term investment, as well as interest earned on certain notes receivable from a tenant of one of our operating properties acquired through foreclosure in the third quarter of the year ended December 31, 2009. The decrease in cash in recent periods is attributable to the suspension of acceptance of new member investments, the use of cash to fund remaining loan commitments and the decrease in loan payoffs. Given the general lack of available permanent take-out financing accessible to our borrowers, we anticipate cash and cash equivalents available for short-term investment to remain at minimal levels until we are able to generate cash proceeds from the sale of assets or the issuance of debt or equity capital. However, with the performing tenant notes receivables which mature in October 2011 and February 2012, we anticipate an increase in other interest income in future periods.

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

Expenses

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

As a result of our continued active enforcement together with our assumption of additional expenses in connection with the acquisition of the Manager, we expect expenses to continue to remain at high levels for the next 12 months. However, we expect expenses associated with the foreclosure on loans and disposition of REO assets to decrease through the planned disposition of a substantial part of our portfolio over the next 12 to 24 months. We also wrote-off all previously capitalized and recently incurred incremental costs relating to a proposed public offering, as a result of the delay in the public offering until an SEC investigation is clarified and/or resolved, as discussed in more detail in Note 12 to our consolidated financial statements included elsewhere in this Form 10-K.

Operating Expenses for Real Estate Owned. Operating expenses for REO assets include direct operating costs associated with such property, including property taxes, home owner association dues, property management fees, utilities, repairs and maintenance, licenses, and other costs and expenses associated with the ownership of real estate. These expenses currently average approximately $0.5 million per month. If we were to foreclose on all of our existing loans, we would incur additional carrying costs of at least $0.3 million per month related to property taxes attributable to the underlying collateral, in additional to other carrying costs. While we expect such operating expenses for REO assets to remain at high levels and potentially increase as we continue enforcement action on loans in default over the next few months, we anticipate such costs to decrease proportionately as we dispose of existing and newly acquired REO assets and redeploy the proceeds in our target asset classes.

Professional Fees. Professional fees consist of outside consulting expenses, audit fees for public reporting related expenses, legal expenses, and valuation services. Currently, these expenses average approximately $0.5 million per month. While we expect to continue to incur such expenses, we believe such expenses will decrease over the 12 month period ending December 31, 2011 as we dispose of existing assets and we anticipate such costs will stabilize at approximately $0.4 million per month. We expect these fees to initially increase as we seek to dispose of REO assets, but expect these expenses to stabilize thereafter assuming we conduct our operations substantially consistent with current levels.

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

Default and Related Expenses. Default and related expenses include direct expenses related to defaulted loans, foreclosure activities or property acquired through foreclosure. These expenses include certain legal and other direct costs, as well as personnel and consulting costs directly related to defaulted loans and foreclosure activities. These expenses currently average approximately $0.1 million per month. Because 30 of our 38 loans are currently in default and our intent is to actively pursue foreclosures on loans in default, we anticipate our default and related expenses in future periods will remain at approximately $0.1 million per month in the year ending December 31, 2011.

General and Administrative Expenses. General and administrative expenses consist of various costs such as compensation and benefits for employees, rent, insurance, utilities and related costs. Prior to the June 18, 2010 consummation of the Conversion Transactions, the Manager paid most of these expenses, although we paid the Manager a management fee for management services provided by the Manager. General and administrative costs currently approximate $0.6 million per month and are expected to remain generally at that level assuming modest expansion but otherwise maintaining the general scale and scope of current operations. However, variable cost components of such expenses are expected to increase as our activities expand.

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

Provision for Credit Losses. The provision for credit losses on the loan portfolio is based on our estimate of fair value, using data primarily from reports prepared by third-party valuation firms, of the underlying real estate that serves as collateral of the loan portfolio. Current asset values have dropped significantly in many of the areas where we have a security interest in collateral securing our loans, which has resulted in significant non-cash provisions for credit losses for the years ended December 31, 2008, 2009 and 2010. While we believe our current valuation allowance is sufficient to minimize future losses, we may be required to recognize additional provisions for credit losses in the future. In the absence of a change in valuation of the collateral securing our loans, our provision for credit losses is expected to increase by approximately $1.0 million on a quarterly basis for additional unpaid property taxes applicable to the related loan collateral. Currently all of our portfolio loans are held for sale as we intend to actively market and sell a significant portion of our currently-owned loans, individually or in bulk, over the 12 to 24 months as a means of raising additional capital to pursue our investment objectives.

Impairment Charges on Real Estate Owned.  Our estimate of impairment charges on REO assets largely depends on whether the particular REO asset is held for development or held for sale. This classification depends on various factors, including our intent to sell the property immediately or further develop and sell the property over time, and whether a formal plan of disposition has been adopted, among other factors. Real estate held for sale is carried at the lower of carrying amount or fair value, less estimated selling costs, which is primarily based on valuation reports prepared by third party valuation firms. Reductions in the fair value of assets held for sale are recorded as impairment charges. Real estate held for development is carried at the transferred value upon foreclosure, less cumulative impairment charges. Impairment charges on real estate owned consist of charges to REO assets in cases where the estimated future undiscounted cash flows of the property is below current carrying value and the reduction in asset value is deemed to be other than temporary. Current asset values have dropped significantly in many of the areas where we hold real estate, which resulted in significant impairment losses on our REO assets. We may also be required to recognize additional impairment losses on our REO assets if our disposition plan for such assets change or if such assets are disposed of below their current carrying values. If management undertakes a specific plan to dispose of REO assets within twelve months and the real estate is transferred to held for sale status, the fair value of the real estate may be less than the estimated future undiscounted cash flows of the property when the real estate was held for development, and that difference may be material. Currently, a limited portion of our REO assets are reported as held for sale in our financial statements. However, we intend to actively market and sell a significant portion of our REO assets, individually or in bulk, over the next 12 to 24 months as a means of raising additional capital to pursue our investment objectives.

Going Concern, Liquidity and Capital Resources. Our ability to generate sufficient revenues to fund operations and the amount we are able to invest in our target assets depends on our liquidity and access to debt or equity capital. We expect the proceeds from the disposition of REO assets, recent liquidity events, including the sale of certain loans and real estate held for sale, will provide the liquidity necessary to operate our business. Despite management’s efforts, there is no assurance that we will be successful in selling real estate assets in a timely manner to sufficiently fund operations or obtaining additional financing, and if available, there are no assurances that the financing will be at commercially acceptable terms. Failure to address this liquidity issue within the timeframe permitted may have a further material adverse effect on our business, results of operations, and financial position. These conditions and circumstances raise substantial doubt as to our ability to continue operating as a going concern.

Non-Cash Stock-Based Compensation. Our 2010 Stock Incentive Plan is pending approval by the board of directors and provides for award of stock options, stock appreciation rights, restricted stock units and other performance based awards to our officers, employees, directors and certain consultants.  The maximum number of shares of common stock that may be issued under such awards shall not exceed 1,200,000 common shares, subject ot increase to 1,800,000 shares after an initial public offering.  We expect that stock options, warrants, restricted stock or other equity awards that we may issue to directors, executive officers or consultants providing services to us from time to time will cause our reported results of operations to fluctuate. We expect the issuance of stock-based compensation awards to our directors, executive officers and employees to be recorded as stock-based compensation based on the fair value at the time of issuance of the award and recognized on a straight-line basis over the employee’s requisite service period (generally the vesting period of the equity grant). In addition, we have entered into a consulting agreement with ITH pursuant to which we have agreed to issue 50,000 shares of our common stock upon listing on an exchange and warrants to purchase an additional 150,000 shares of our common stock upon the completion of an initial public offering. We expect the value of the shares issued upon listing on an exchange to be recorded as a compensation expense at the time of issuance, and the warrants issued upon completion of an initial public offering to be accounted for as a reduction of proceeds received in the offering. The warrants and shares issuable upon exercise will not be registered under the Securities Act and accordingly may not be resold other than pursuant to Rule 144 or another available exemption from registration under the Securities Act. We expect to value the warrants using a Black Scholes valuation model based on an assumed risk free interest rate, the exercise price of the warrant, the remaining life of the warrant, the market price and volatility of our common stock at the time of issuance.

RESULTS OF OPERATIONS

The following discussion compares the historical results of operations on a GAAP basis for the fiscal years ended December 31, 2008, 2009, and 2010. Unless otherwise noted, all comparative performance data included below reflect year-over-year comparisons.

Results of Operations for the Years Ended December 31, 2008, 2009 and 2010

Revenues

Revenues (in thousands, except percentages data)

	Years Ended December 31,				Years Ended December 31,
Revenues	2008	2009	$ Change	% Change	2009	2010	$ Change	% Change

Mortgage Loan Income	$65,497	$21,339	$(44,158)	(67.4)%	$21,339	$1,454	$(19,885)	(93.2)%
Rental Income	-	956	956	N/A	956	1,665	709	74.2%
Investment and Other Income	1,923	227	(1,696)	(88.2)%	227	638	411	180.9%
Total Revenue	$67,420	$22,522	$(44,898)	(66.6)%	$22,522	$3,756	$(18,766)	(83.3)%

Mortgage Loan Income.  During the year ended December 31, 2010, income from mortgage loans was $1.5 million, a decrease of $19.9 million, or 93.2%, from $21.3 million for the year ended December 31, 2009. The year over year decrease in mortgage loan income is attributable to the decrease in the income-earning portion of our loan portfolio. While the total loan portfolio was $417.3 million at December 31, 2010 as compared to $544.4 million at December 31, 2009, the income-earning loan balance decreased significantly to $9.9 million from $22.0 million for the same periods, respectively. Additionally, the average portfolio interest rate (including performing and nonperforming loans) was 11.16% per annum at December 31, 2010, as compared to 11.34% per annum at December 31, 2009.

As of December 31, 2010, 30 of our 38 portfolio loans were in non-accrual status, as compared to 50 of our 55 loans at December 31, 2009. As such, in the absence of acquiring or originating new loans, we anticipate mortgage income to remain at minimal levels or potentially further decrease in future periods. During the year ended December 31, 2010, in connection with the sale of certain loans and REO assets, we financed four new loans with an aggregate principal balance of $3.5 million and a weighted-average interest rate of 7.18%.

During the year ended December 31, 2009, income from mortgage loans was $21.3 million, a decrease of $44.2 million, or 67.4%, from $65.5 million for the year ended December 31, 2008. The year over year decrease in mortgage loan income is attributable to the decrease in the income-earning portion of our loan portfolio over the respective periods.  While the total loan portfolio was $544.4 million at December 31, 2009 as compared to $613.9 million at December 31, 2008, the interest-earning loan balance decreased significantly to $22.0 million from $518.2 million for the same periods, respectively. Additionally, the average annual portfolio interest rate (including performing and nonperforming loans) was 11.34% per annum and 12.18% per annum at December 31, 2009 and 2008, respectively.

Also, we recognized $7.2 million in accreted interest income during the year ended December 31, 2008 as compared to none in 2009. The accreted interest was recorded in connection with certain loans purchased at a discount. Additionally, we recognized approximately $2.6 million in default interest, fees and other gains during the year ended December 31, 2008, as compared with none in 2009.

Rental Income.   During the year ended December 31, 2010, we recognized rental income of $1.7 million, an increase of $0.7 million or 74.2% for the year ended December 31, 2009 of $1.0 million. There was no rental income in the year ended December 31, 2008.  Rents and other income resulted from the foreclosure of a loan in third quarter of 2009 that was secured by an operating medical office building. We anticipate an increase in rental income because we anticipate that the occupancy level of the property could improve.

Investment and Other Income.  During the year ended December 31, 2010, investment and other income was $0.6 million, an increase of $0.4 million, or 180.9%, from $0.2 million for the year ended December 31, 2009. The increase in investments and other income is primarily attributable to interest earned on certain note receivable from a tenant for tenant improvements made on one of our operating properties.

During the year ended December 31, 2009, investment and other income was $0.2 million, a decrease of $1.7 million, or 88.2%, from $1.9 million for the year ended December 31, 2008. The decrease in investments and money market interest revenues was directly attributable to a decrease in the average amount of cash available for short-term investment and a reduction in interest rates in 2009 in comparison to 2008. The decrease in cash was attributable to the suspension of certain of our activities, the use of cash to fund remaining loan commitments, distributions to members and the decrease in loan payoffs.

Costs and Expenses

Costs and Expenses  (in thousands, except percentages data))

	Years Ended December 31,				Years Ended December 31,
Costs and Expenses:	2008	2009	$ Change	% Change	2009	2010	$ Change	% Change

Operating Expenses for Real Estate Owned	$120	$4,300	$4,180	3483.3%	$4,300	$5,159	$859	20.0%
Professional Fees	422	3,103	2,681	635.3%	3,103	6,031	2,928	94.4%
Management Fees	1,139	574	(565)	(49.6)%	574	109	(465)	(81.0)%
Default and Related Expenses	773	754	(19)	(2.5)%	754	766	12	1.6%
General and Administrative Expenses	-	-	-	N/A	-	3,519	3,519	N/A
Loss on Disposal of Assets	-	-	-	N/A	-	1,209	1,209	N/A
Write-off of Offering Costs	-	-	-	N/A	-	6,149	6,149	N/A
Interest Expense	78	267	189	242.3%	267	2,071	1,804	675.8%
Depreciation and Amortization Expense	-	702	702	N/A	702	1,473	771	109.8%
Provision for Credit Losses	296,000	79,299	(216,701)	(73.2)%	79,299	47,454	(31,845)	(40.2)%
Impairment of Real Estate Owned	27,175	8,000	(19,175)	(70.6)%	8,000	46,856	38,856	485.7%
Total Provisions and Charges	323,175	87,299	(235,876)	(73.0)%	87,299	94,310	7,011	8.0%

Total Costs and Expenses	$325,707	$96,999	$(228,708)	(70.2)%	$96,999	$120,796	$23,797	24.5%

Operating Expenses for Real Estate Owned.    During the years ended December 31, 2010 and 2009, operating expenses for REO assets were $5.2 million and $4.3 million, respectively, an increase of $0.9 million or 20.0%. During the years ended December 31, 2009 and 2008, operating expenses for real estate owned were $4.3 million and $0.1 million, respectively, an increase of $4.2 million. The increase in operating expenses for REO assets is attributable to the increasing number of properties acquired through foreclosures. Such expenses include home owner association dues, utilities, repairs, maintenance and property taxes totaling $2.5 million attributable to such properties for the year ended December 31, 2010 and $2.4 million for the year ended December 31, 2009.  We expect such costs and expenses to increase as we continue to exercise remedies on loans in default and to decrease as we dispose of real estate held for sale.

Professional Fees.   During the years ended December 31, 2010 and 2009, professional fees were $6.0 million and $3.1 million, respectively, an increase of $2.9 million or 94.4%. During the years ended December 31, 2009 and 2008, professional fees were $3.1 million and $0.4 million, respectively, an increase of $2.7 million, or 635.3%. The increase in these costs is attributed to the increasing defaults and foreclosures in our loan portfolio, the cost of valuation services provided in connection with our on-going evaluation of the portfolio, increased litigation related fees and the costs of public reporting, including requirements under the Sarbanes-Oxley Act and related requirements. Also, certain costs that the Manager elected to pay in previous periods (but was not contractually required to pay), such as public reporting costs, are now being borne by us. Additionally, we engaged the services of an outside consulting firm to assist us in the determination of asset disposition strategies. The previous consulting firm historically received $112,000 per month for its services, which was reduced to $85,000 per month beginning September 1, 2010. The consulting agreement was further modified in November 2010 whereby, beginning in December 2010, the monthly fixed fee will be $45,000 plus a finder’s fee equal to 1.75% of any financing proceeds secured by the consulting firm on our behalf. Additionally, the consulting firm will be entitled to a finder’s fee equal to ½% to 1% of the value received by us upon the closing of a merger or acquisition, if any, identified by the consulting firm. As of December 31, 2010, we incurred $0.1 million to the consulting firm for financing proceeds secured by the consulting firm in the third and fourth quarters of 2010. Effective March 2011, in connection with the resignation of our previous consultants, we entered into an agreement with NWRA for $125,000 per month for a variety of services, including asset management.

Management Fees.   During the year ended December 31, 2010, management fee expense was $0.1 million, a decrease of $0.5 million, or 81.0%, from $0.6 million for the year ended December 31, 2009. Management fee expense as a percentage of mortgage interest income was 7.6% and 2.7% for the years ended December 31, 2010 and 2009, respectively. During the year ended December 31, 2009, management fee expense was $0.6 million, a decrease of $0.6 million, or 49.6%, from $1.1 million for the year ended December 31, 2008. Management fee expense as a percentage of mortgage interest income was 2.7% and 1.7% for the years ended December 31, 2009 and 2008, respectively. The decrease in management fee expense for the years ended December 31, 2010 and 2009 is directly related to the significant decline in the “Earning Asset Base” of our loan portfolio at December 31, 2010 and 2009, as previously described. The increase in management fees as a percentage of mortgage income for these periods is attributed to the increase in “non-earning” or non-accrual assets and the timing in which such assets enter non-accrual status, which as described above, were removed from the asset base on which management fees were computed. Also, the computation of management fees did not consider the recognition of default interest and fees recognized during the year ended December 31, 2008, as compared to none in 2009.  With the acquisition of the Manager effective June 18, 2010, management fees will no longer be incurred.

Default and Related Expenses.   During the years ended December 31, 2010, 2009 and 2008, default and related expenses were relatively flat at $0.8 million. Default and related expenses remained relatively flat due to the steady number of defaults and foreclosures experienced by us in the related periods. Certain other costs relating to defaults are included in professional fees.

General and Administrative Expenses.    In connection with the acquisition of the Manager effective June 18, 2010, we are now responsible for various general and administrative expenses previously incurred by the Manager, including, but not limited to, rents, salaries and other operational costs.  The amount of $3.5 million reflects the actual expenses incurred for the period June 18, 2010 (date of acquisition) through December 31, 2010. There were no such expenses for December 31, 2009 and 2008, respectively.

Loss on Disposal of Assets.   During the year ended December 31, 2010, we sold certain loans and REO assets for $12.6 million and recognized a net loss of $1.2 million.  No such transactions occurred during the years ended December 31, 2009 or 2008.

Write-off of Offering Costs.    During the year ended December 31, 2010, we wrote-off all previously capitalized incremental and current costs totaling $6.2 million relating to the proposed initial public offering due to the postponement of the proposed initial public offering by more than 90 days and the fact that we cannot assert that the consummation of the proposed initial public offering is probable or that it will occur in near term, No such write-offs occurred during the years ended December 31, 2009 or 2008.

Interest Expense.   Interest expense includes interest incurred in connection with borrowings from the Manager and lending institutions. During the year ended December 31, 2010, interest expense was $2.1 million, an increase of $1.8 million, or 675.8%, from $0.3 million for the year ended December 31, 2009. Interest expense for the year ended December 31, 2010 was incurred in connection with the previous borrowings from the Manager, which was paid off in the second quarter of 2010, and $16.9 million in notes payable, which were secured in 2010. Interest expense for the year ended December 31, 2009 was incurred in connection with a $6.0 million borrowing from the Manager.

During the year ended December 31, 2009, interest expense was $0.3 million, an increase of approximately $0.2 million, or 242.3%, from $0.1 million for the year ended December 31, 2008. Interest expense for the year ended December 31, 2009 was incurred in connection with a $16.0 million loan from the Manager. Interest expense for the year ended December 31, 2008 was incurred in connection with the $10.0 million note payable to a bank, of which only $8.0 million was drawn and was paid off in the second quarter of 2008.

Depreciation and Amortization Expense.  During the year ended December 31, 2010, depreciation and amortization expenses was $1.5 million, an increase of $0.8 million or 109.8% from $0.7 million for the year ended December 31, 2009. This increase is due to a full year of depreciation in 2010 relating to the acquisition of an operating property acquired through foreclosure in mid-2009. There was no depreciation and amortization expense for the year ended December 31, 2008.

Provision for Credit Losses.    Asset values have dropped significantly in many areas where we have a security interest in collateral securing our loans which has resulted in significant non-cash provisions for credit losses during the years ended December 31, 2008, 2009 and 2010. Based on the valuation analysis performed on our loan portfolio during the years ended December 31, 2008, 2009 and 2010, we recorded provision for credit losses of $396.0 million, $79.3 million and $47.5 million, respectively.

Impairment of Real Estate Owned.  Asset values continued to drop significantly in many areas where we hold real estate during the years ended December 31, 2008, 2009 and 2010. For REO assets, we performed an analysis to determine the extent of impairment in valuation for such assets deemed to be other than temporary. Moreover, during the third quarter of 2010, we changed the classification of certain REO assets that were previously held for development to held for sale in connection with our new business strategy following the Conversion Transactions. Based on our analysis, during the years ended December 31, 2008, 2009 and 2010, we recorded impairment charges in the amount of $27.2 million, $8.0 million and $46.9 million, respectively.

Manager Fund-Related Income and Expense for the Years Ended December 31, 2008, 2009 and for the Period Ended June 18, 2010

Prior to the acquisition of the Manager on June 18, 2010, in accordance with Article 14 of the Fund’s operating agreement, the Manager received from borrowers, either directly or from loan proceeds, all revenue and fees from loan origination, processing, servicing and extension. The operating results of the Manager prior to its acquisition are not reflected in our historical operating expenses. We present historical information on past Fund-related expenses paid by the Manager, but we do not believe that such expenses are indicative of future operating expenses, which may vary as a result of different economic conditions, increases in expenses resulting from increased REO assets, which result in increased expenses prior to disposition and other factors.

For the years ended December 31, 2010, 2009 and 2008, the Manager earned origination, processing and other related fees of approximately $6,000, $21.3 million and $10.6 million, respectively, substantially all of which were earned on loans funded by us.  In addition to fees earned by the Manager for loan modifications executed during the year ended December 31, 2009, fees were earned from the expiration of refundable loan fees previously collected, which were refundable to the borrower in the event of loan payoff by a specified date.
Effective October 1, 2008, we, among other things, suspended funding of new loans (although we have and may continue to finance new loans in connection with the sale of collateral under existing loans or the sale of REO assets). Due to the state of the United States economy and the real estate and credit markets, we cannot predict when loan originations and funding will re-commence, or whether, once commenced, our loan activity will return to historical levels, if ever.

In addition, prior to our acquisition of the Manager, our overhead and certain operating expenses were paid by the Manager, pursuant to the operating agreement. Such costs include payroll and direct costs associated with loan origination or related activities, as well as member development and operations and other general overhead costs. Based on our estimates, for the years ended December 31, 2008 and  2009 and the interim period ended June 18, 2010, respectively, the Manager incurred Fund-related expenses as summarized in the following table:

	Years Ended December 31,		January 1 through June 18
Fund-related Expenses Paid by Manager:	2008	2009	2010
Operations-related expenses	$11,630	$3,737	$1,698
Origination-related expenses	6,599	2,120	963
Total	$18,229	$5,857	$2,661

Loan Originations, Loan Types, Borrowers, the Underwriting Process and Loan Monitoring

Origination and Acquisition

Prior to our decision to suspend funding of new loans, we only originated or acquired mortgage loans from borrowers that we believed had sufficient equity in the real estate securing the loans and that otherwise met our underwriting standards. Historically, we did not evaluate loans strictly based on a credit scoring model or a standard checklist. Rather, we utilized a residual analysis methodology, whereby we tested whether there is sufficient “equity” in the loan that, in the event of a default and foreclosure, we could complete development of the project in a manner such that the fair value of the project in the marketplace would exceed the aggregate investment, ideally generating a return of 18% to 20% or more. In conducting this analysis, we, among other things, considered the market conditions in the geographic location of the property securing the loan, discussed with developers and other experts in the local market to verify borrower assertions as to market conditions and direction, consulted with national experts that could address the potential market conditions impacting appreciation or depreciation in the value of the property securing the loan and, if applicable, evaluated the current and projected revenue from the property, and the expected levels of applicable rental and occupancy rates. We believe that focusing on the value of the underlying real estate is important because the real estate is our primary source of payment of the loan, and residual analysis mitigates the likelihood of lending too much money in relation to the project’s value. Similar to conventional lenders, we rely upon the expertise of independent appraisers to supplement our analysis of the valuation of the collateral underlying its loans.

Lien Priority

Historically, all mortgage loans have been collateralized by first deeds of trust (mortgages) on real property, and generally include a personal guarantee by the principals of the borrower. Often the loans are secured by additional collateral. However, during the year ended December 31, 2009, for one loan we agreed to subordinate a portion of our first lien mortgage to a third party lender in the amount of $14.0 million (approximately 25% of the outstanding principal at that time) and as of December 31, 2010, we had subordinated two first lien mortgages to third party lenders in the amount of $18.0 million (approximately 31% and 2% of the outstanding principal for each loan, respectively). The subordination for $14.0 million, which was subsequently increased to $16.5 million in September 2010, was granted in order to provide liquidity to the borrower to complete the construction of the project, an obligation for which we had been responsible under the original loan terms. Under the terms of the subordination agreement, we may purchase or pay off the loan to the third party lender at par. The second subordination for $1.5 million was granted in order to satisfy a financial obligation to a utility company in relation to the development of the collateral, and to bring the interest payments current on other liens totaling approximately $2.0 million for which the lien holders were seeking foreclosure. The other liens totaling $2.0 million are also superior to our deed of trust and are held by two lenders. However, we entered into intercreditor agreements with these lenders which stipulate that they must notify us of any loan default or foreclosure proceedings, and we have the right, but not the obligation, to cure any event of default or to purchase the liens. The aggregate of these superior liens total $3.5 million (representing approximately 5% of the outstanding principal for the related loan), and are collateralized by 11 of the 55 parcels that comprise the collateral for this loan. While subordinations of our first lien positions are not expected to be a common occurrence in the future, we may find it necessary to do so in an effort to maximize the opportunity for recovery of our investment. Independent title companies handle all loan closings and independent third-party companies, with our oversight, provide construction inspections and loan document management services for the majority of the mortgage loan note obligations that contain construction components.

As we have done historically, we will acquire almost exclusively first mortgages and trust deeds unless a second mortgage on a different property is offered as additional credit support. Even in those cases, we will not advance funds solely in respect of a second mortgage. However, we may accept any reasonable financing terms or make additional acquisitions we deem to be in our interests.

Loan Classification

In connection with the consummation of the Conversion Transactions, we revised our business strategy.  Although we have historically focused on the origination of senior short-term commercial bridge loans with maturities of 12 to 18 months with the intent of holding such loans to maturity with the availability of permanent take-out financing, our primary future focus is expected to be on the acquisition and origination of interim loans, or other short-term financings, that are used to pay off construction,  commercial or residential property loans and are not reliant on the availability of immediate take-out financing. In addition, we will target the acquisition or financing of whole commercial real estate mortgage loans, which may be performing, distressed or non-performing, and participating interests in performing commercial real estate mortgage loans. Accordingly, as of December 31, 2010, the entire loan portfolio is reflected as held for sale in the accompanying consolidated balance sheets.

Changes in the Loan Portfolio Profile

Effective October 1, 2008, we elected to suspend certain of our activities, including the origination and funding of any new loans. Accordingly, our ability to change the composition of our loan portfolio was significantly reduced. In addition, in an effort to seek to preserve our collateral, certain existing loans have been modified, often times by extending maturity dates, and, in the absence of available credit financing to repay our loans, we will likely modify additional loans in the future or foreclose on those loans.

Although we have in the past modified certain loans in our portfolio by extending the maturity dates or changing the interest rates thereof on a case by case basis, we do not have in place at this time a specific loan modification program or initiative. Rather, as in the past, we may modify any loan, in our sole discretion, based on the applicable facts and circumstances, including, without limitation: (i) our expectation that the borrower may be capable of meeting its obligations under the loan, as modified; (ii) the borrower’s perceived motivation to meet its obligations under the loan, as modified; (iii) whether we perceive that the risks are greater to us if the loan is modified, on the one hand, or not modified, on the other hand, and foreclosed upon; (iv) whether the loan is expected to become fully performing within some period of time after any proposed modification; (v) the extent of existing equity in the collateral net of the loan, as modified; (vi) the creditworthiness of the guarantor of the loan; (vii) the particular borrower’s track record and financial condition; and (viii) market based factors regarding supply/demand variables bearing on the likely future performance of the collateral. In the future, we expect to modify loans on the same basis as above without any reliance on any specific loan modification program or initiative.

We intend to maintain a diversified portfolio and have target asset allocations, but our investment policy does not specifically limit the amount of our capital that may be invested in any particular class or type within our target asset classes. To the extent we are able to generate sufficient capital, we expect the acquisition of real estate related assets in our target asset classes to be our primary focus over the next 12 to 24 months in light of what we perceive to be attractive opportunities arising under current market conditions. We especially seek those investments we believe are mispriced in relation to their relative risk, and those that have become attractive as a result of the imbalance between supply and demand in the current forced-sale environment, which has forced numerous financial institutions to dispose of both monetary and physical real estate-related assets in order to meet regulatory or general capital or liquidity requirements.

Mortgage Loans Held for Sale

As of December 31, 2010, the entire loan portfolio is reflected as held for sale in the consolidated balance sheets.  At December 31, 2009, we reported three loans with carrying values totaling $3.2 million, net of allowance for credit loss of $2.4 million, as held for sale. The sale of the loans occurred during the year ended December 31, 2010 at their approximate carrying values.

Average Loan Size

Except for the origination of four loans totaling $3.5 million relating to the financing of a portion of the sale of certain REO assets during 2010, no new loans were originated during the year ended December 31, 2010.  Similarly, aside from one loan which was funded during the first quarter of 2009 totaling $0.4 million in connection with the financing of a sale of certain collateral by an existing borrower to an unrelated party, and the restructure of certain loans for a borrower exiting bankruptcy in the fourth quarter of 2009, no new loans were originated during the year ended December 31, 2009. Prior to our election to suspend the origination and funding of new loans, in 2008, we originated 23 new loans with an average note balance of $14.3 million.  At December 31, 2010, the average principal balance for our loans was $11.0 million (of which $1.2 million was performing), as compared to $9.9 million (of which $2.4 million was performing) for December 31, 2009. The low average note balance is a result of the majority of the loan portfolio that is in non-accrual status as of December 31, 2009 and 2010.

Geographic Diversification

Our mortgage loans consist of loans where the primary collateral is located in various states. As of December 31, 2009 and 2010, the geographical concentration of our principal loan balances by state, were as follows (amounts in thousands, except unit data):

	December 31, 2009					December 31, 2010
	Oustanding	Allowance for	Net Carrying			Oustanding	Valuation	Net Carrying
	Principal	Credit Loss	Amount	Percent	#	Principal	Allowance	Amount	Percent	#
Arizona	$281,492	$(162,639)	$118,853	55.5%	26	$231,853	$(148,451)	$83,402	67.7%	17
California	181,390	(120,829)	60,561	28.3%	20	155,474	(127,881)	27,593	22.4%	17
New Mexico	5,241	(1,094)	4,147	1.9%	2	5,251	(2,127)	3,124	2.5%	2
Texas	11,102	(4,272)	6,830	3.2%	3	-	-	-	0.0%	0
Idaho	49,594	(38,981)	10,613	5.0%	2	17,306	(15,681)	1,625	1.3%	1
Nevada	7,984	(2,613)	5,371	2.5%	1	-	-	-	0.0%	0
Utah	7,645	-	7,645	3.6%	1	7,456	-	7,456	6.1%	1
Total	$544,448	$(330,428)	$214,020	100.0%	55	$417,340	$(294,140)	$123,200	100.0%	38

Average Principal Outstanding	$9,899					$10,983

The concentration of our loan portfolio in California and Arizona, which are markets in which values have been severely impacted by the decline in the real estate market, totaled 83.8% and 90.1% at December 31, 2009 and 2010, respectively. We have stopped funding new loans and, as a result of this and other factors, we have limited ability to geographically diversify our loans further. The change in the geographic diversification of our loans is primarily attributed to the foreclosure and transfer of loans to REO assets.

In connection with our on-going business strategy, we expect to continue to focus investing primarily in the United States southwest, but we have made loans outside of the southwest in the past and may further diversify geographically if attractive opportunities arise.

Interest Rate Information

Our loan portfolio includes loans that carry variable and fixed interest rates. All variable interest rate loans are indexed to the Prime rate with interest rate floors. At December 31, 2009 and 2010, respectively, the Prime rate was 3.25% per annum.

At December 31, 2010, 46.0% of our portfolio consisted of variable rate loans, as compared to 49.6% at December 31, 2009. The decrease in the percentage of variable rate loans in the portfolio is primarily attributed to the foreclosure of such loans during the year ended December 31, 2010 and the modification of certain variable rate loans to fixed rate loans in 2009. The weighted average interest rate on variable rate loans was 13.10% per annum and 12.88% per annum at December 31, 2010 and 2009, respectively. The slight increase in the average variable rate at December 31, 2010 as compared to December 31, 2009 is attributed to the foreclosure of lower variable rate loans. As of December 31, 2010 and 2009, the weighted average contractual interest rates on our variable rate loans (including loans in non-accrual status) was Prime plus 9.85% and Prime plus 9.63%, respectively. For the impact of pro forma increases or decreases in the Prime rate, see the discussion of “Quantitative and Qualitative Disclosures about Market Risk” located elsewhere in this Form 10-K.

At December 31, 2010, 54.0% of our portfolio consisted of fixed rate loans, as compared with 50.4% at December 31, 2009. The increase in the percentage of fixed rate loans in the portfolio is attributed to the modification of certain loans as fixed rate loans that were previously variable rate. The average interest rate on fixed rate loans as of December 31, 2010 and 2009 was 9.51% and 9.84%, respectively. The reduction in weighted average interest in rates between December 31, 2010 and 2009 reflects the foreclosure of certain fixed rate loans, the origination of lower yielding fixed rate loans, and loan modifications that converted certain variable rate loans to lower rate fixed rate loans.

A substantial portion of our loans are in default or in non-accrual status as of December 31, 2009 and 2010. The following table summarizes our outstanding principal balances (including non-accrual loans) as of December 31, 2009 and 2010 based on the contractual loan terms for fixed and variable interest rates:

	December 31, 2009
	Fixed Rate		Variable Rate		Total
		Outstanding		Outstanding		Outstanding	Allowance for	Net Carrying
Current Rate:	#	Principal	#	Principal	#	Principal	Credit Loss	Amount	%
6.00%	1	$5,890	-	$-	1	$5,890	$(1,568)	$4,322	2.0%
7.53%	1	41,886	-	-	1	41,886	(23,942)	17,944	8.4%
8.00%	4	31,077	-	-	4	31,077	(24,999)	6,078	2.8%
8.25%	1	56,033	-	-	1	56,033	-	56,033	26.2%
9.00%	1	1,589	-	-	1	1,589	(9)	1,580	0.7%
10.00%	4	29,555	-	-	4	29,555	(22,316)	7,239	3.4%
11.00%	1	1,463	1	1,618	2	3,081	-	3,081	1.4%
11.50%	-	-	4	11,328	4	11,328	(4,489)	6,839	3.2%
11.75%	1	5,759	-	-	1	5,759	-	5,759	2.7%
12.00%	7	61,403	8	53,947	15	115,350	(59,545)	55,805	26.1%
12.25%	-	-	2	56,562	2	56,562	(51,372)	5,190	2.4%
12.50%	-	-	5	16,128	5	16,128	(11,705)	4,423	2.1%
12.75%	1	37,958	-	-	1	37,958	(22,664)	15,294	7.1%
13.00%	1	1,650	9	54,947	10	56,597	(45,462)	11,135	5.2%
13.75%	-	-	2	6,528	2	6,528	(5,987)	541	0.3%
14.25%	-	-	1	69,127	1	69,127	(56,370)	12,757	6.0%
Total	23	$274,263	32	$270,185	55	$544,448	$(330,428)	$214,020	100.0%

% of Portfolio		50.4%		49.6%		100.0%
Weighted Average Rate		9.84%		12.88%		11.34%
Number of Loans		23		32		55
Average Principal		$11,924		$8,443		$9,899

	December 31, 2010
	Fixed Rate		Variable Rate		Total
		Outstanding		Outstanding		Outstanding	Valuation	Net Carrying
Current Rate:	#	Principal	#	Principal	#	Principal	Allowance	Amount	%
5.00%	1	$213	-	$-	1	$213	$-	$213	0.2%
5.50%	1	171	-	-	1	171	-	171	0.1%
6.00%	1	2,000	-	-	1	2,000	-	2,000	1.6%
7.53%	1	41,478	-	-	1	41,478	(28,083)	13,395	10.9%
8.00%	3	31,818	-	-	3	31,818	(28,260)	3,558	2.9%
8.25%	1	53,183	-	-	1	53,183	-	53,183	43.1%
10.00%	4	30,813	-	-	4	30,813	(26,336)	4,477	3.6%
11.00%	-	-	1	1,294	1	1,294	-	1,294	1.1%
11.50%	2	1,201	1	211	3	1,412	(290)	1,122	0.9%
11.75%	1	5,822	-	-	1	5,822	(1,919)	3,903	3.2%
12.00%	4	18,897	4	22,344	8	41,241	(22,685)	18,556	15.1%
12.25%	-	-	2	56,598	2	56,598	(52,877)	3,721	3.0%
12.75%	1	37,958	-	-	1	37,958	(29,984)	7,974	6.5%
13.00%	1	1,650	8	42,563	9	44,213	(40,620)	3,593	2.9%
14.25%	-	-	1	69,126	1	69,126	(63,086)	6,040	4.9%
Total	21	$225,204	17	$192,136	38	$417,340	$(294,140)	$123,200	100.0%

% of Portfolio		54.0%		46.0%		100.0%
Weighted Average Rate		9.51%		13.10%		11.16%
Number of Loans		21		17		38
Average Principal		$10,724		$11,302		$10,983

As of December 31, 2010, the valuation allowance totaled $294.1 million (all of which relates to mortgage loans held for sale), representing 70.5% of the total loan principal balances. As of December 31, 2009, the allowance for credit loss totaled $330.4 million (of which $328.1 million relates to mortgage loans held to maturity and $2.3 million relates to mortgage loans held for sale), representing 60.7% of the total loan portfolio principal balances. See the heading entitled “Borrower and Borrower Group Concentrations” for additional information.

Trends in Interest Income and Effective Yield

At December 31, 2009 and 2010, our loans had a weighted average note rate of 11.34% and 11.16% per annum, respectively. For the income on these yields to be fully realized, all loans must be “performing” and accrued interest income must be deemed to be collectible. At December 31, 2009 and 2010, accrued interest income totaled $12.0 million and $8.1 million, respectively, and note rate interest earned, but not accrued, totaled approximately $49.7 million and $82.7 million, respectively. At December 31, 2009, 46 of the 50 loans in default were in non-accrual status and had outstanding principal balances totaling $522.4 million. At December 31, 2010, 30 of our 38 loans in default were in non-accrual status and had outstanding principal balances totaling $407.4 million. In addition, during the year ended December 31, 2010, we foreclosed on twenty loans and took title to the underlying real estate with carrying values totaling $32.9 million at December 31, 2010.  Moreover, we have taken enforcement action on 16 additional loans to date that we anticipate will result in foreclosure. It is anticipated that we will commence similar enforcement actions on an additional eight loans in default.

Alternatively, we may continue to modify our loans, which may result in an extended term of maturity on such loans of two years or longer and, in some cases, has required us to accept an interest rate reflective of current market rates, which are lower than in prior periods. Accordingly, we believe that net interest income, as a percent of the total loans (the combined total of both accrual and non-accrual loans), will remain at minimal levels or may further decline, thereby further reducing monthly earnings. While we believe some of the deferred amounts may be ultimately realized, we cannot provide any assurance that any deferred amounts (including non-accrual interest, default interest or fees) will be realized or that future yields will approximate current or historical yields.

Concentration by Category based on Collateral Development Status

We have historically classified loans into categories for purposes of identifying and managing loan concentrations. The following provides a general summary of the various types of loans in our portfolio:

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

From a collateral standpoint, we believe the level of risk decreases as the borrower obtains governmental approvals (i.e., entitlements) for development. When the ultimate goal is to build an existing structure that can be sold or rented, in general, fully entitled land that is already approved for construction is more valuable than a comparable piece of land that has received no entitlement approvals. Each municipality or other governmental agency has its own variation of the entitlement process, however, in general, the functions tend to be relatively similar. In general, the closer to completion a construction project may be, the lower the level of risk that construction will be delayed.

The collateral supporting our loans generally consists of fee simple real estate zoned for residential, commercial or industrial use. The real estate may be in any stage of development from unimproved land to finished buildings with occupants or tenants.

Substantially all of our existing loans are in some stage of development and do not generate cash flow for purposes of servicing our debt. Further, as a loan’s collateral progresses through its various stages of development, the value of the collateral generally increases more than the related costs of such improvements. Accordingly, as is customary in our industry, interest has historically been collected through the establishment of “interest reserves” that are included as part of the “loan- to-value” analysis made during the original and any subsequent underwriting process. Interest on loans with unfunded interest reserves is added to the loan balance with the offsetting accounting entry to interest income.

Our existing borrowers generally consist of land developers, homebuilders, commercial property developers and real estate investors. In general, our loans have historically had a term of three to 24 months and are full-recourse, meaning one or more principals of the borrower personally guaranty the debt. Typically, the borrower is a single purpose entity that consists of one or more members that serve as guarantors to the loan.

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

The following table summarizes, as of December 31, 2009 and 2010, respectively, loan principal balances by concentration category:

	December 31, 2009			December 31, 2010
	(in thousands, except for percentage and unit data)
	Amount	%	#	Amount	%	#
Pre-entitled Land:
Held for Investment	$13,834	2.5%	3	$6,100	1.5%	1
Processing Entitlements	185,608	34.1%	8	139,452	33.3%	5
	199,442	36.6%	11	145,552	34.8%	6
Entitled Land:
Held for Investment	101,942	18.8%	14	73,462	17.6%	13
Infrastructure under Construction	69,839	12.8%	5	55,532	13.3%	3
Improved and Held for Vertical Construction	47,227	8.7%	4	26,096	6.3%	2
	219,008	40.3%	23	155,090	37.2%	18
Construction & Existing Structures:
New Structure - Construction in-process	46,325	8.5%	16	46,808	11.2%	7
Existing Structure Held for Investment	23,640	4.3%	4	12,775	3.1%	5
Existing Structure - Improvements	56,033	10.3%	1	57,115	13.7%	2
	125,998	23.1%	21	116,698	28.0%	14
Total	544,448	100.0%	55	417,340	100.0%	38
Less: Allowance for Credit Loss / Valuation Allowance	(330,428)			(294,140)
Net Carrying Value	$214,020			$123,200

Unless loans are modified and additional loan amounts advanced to allow a borrower’s project to progress to the next phase of the project’s development, the classifications of our loans generally do not change during the loan term. Thus, in the absence of funding new loans, we generally do not expect material changes between loan categories with the exception of changes resulting from foreclosures. Nevertheless, in several cases, our borrowers have slowed or halted the level of development from what was originally anticipated as a result of the material macroeconomic events in the real estate and credit markets. Risks relative to this lack of development include the possibility of losing entitlements previously secured, the inability to secure permanent take-out financing, increased carrying costs, as well as the uncertainty of the recovery of the real estate markets generally, all of which have led to loan defaults by most of our borrowers. We expect these loan defaults to continue, and they may ultimately lead to the foreclosure of such loans.

We intend to continue the process of disposing of a significant portion of our existing assets, individually or in bulk, and to utilize the proceeds for operating purposes or, to the extent excess funds are available, reinvest the proceeds from such dispositions in our target assets, consisting of interim loans, or other short term financings, that are used to pay off construction or commercial property loans, whole commercial real estate mortgage loans and participating interests in performing commercial real estate mortgage loans. Accordingly, we intend to introduce additional loan types as a further means of classifying our loans.

We classify loans into categories based on the underlying collateral’s projected end-use for purposes of identifying and managing loan concentration and associated risks. As of December 31, 2009 and 2010, respectively, outstanding principal loan balances by expected end-use of the underlying collateral, were as follows:

	December 31, 2009			December 31, 2010
	(in thousands, except for percentage and unit data)
	Amount	%	#	Amount	%	#

Residential	$273,666	50.2%	35	$204,013	48.8%	28
Mixed Use	177,308	32.6%	7	146,376	35.1%	3
Commercial	92,404	17.0%	12	65,888	15.8%	6
Industrial	1,070	0.2%	1	1,063	0.3%	1
Total	544,448	100.0%	55	417,340	100.0%	38
Less: Allowance for Credit Loss / Valuation Allowance	(330,428)			(294,140)
Net Carrying Value	$214,020			$123,200

With the suspension of the funding of new loans, the concentration of loans by type of collateral and end-use is expected to remain consistent within our current portfolio. As of December 31, 2009 and 2010, respectively, the concentration of loans by type of collateral and end-use was relatively consistent over these periods. Changes in classifications are primarily a result of foreclosures of certain loans.

At December 31, 2009, approximately 58% of the allowance for credit loss was attributable to residential-related projects, 40% to mixed use projects and the balance to commercial and industrial projects. We estimate that, as of December 31, 2010, approximately 54% of the valuation allowance is attributable to residential-related projects, 44% to mixed use projects, and 2% to commercial and industrial projects.

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

As of December 31, 2010, there was one borrower whose outstanding principal totaled $69.1 million which was approximately 16.6% of our total mortgage loan principal balance outstanding and is classified as pre-entitled land – processing entitlements. In addition, there was one borrowing group whose aggregate outstanding principal aggregated $94.7 million, representing approximately 22.7% of our total mortgage loan principal balance outstanding, which consisted of a $53.2 million loan classified as construction and existing structures – improvements and a $41.5 million loan classified as entitled land – infrastructure under construction. Finally, there was an additional borrowing group whose outstanding principal aggregated $42.6 million, representing 10.2% of our total mortgage loan principal balance outstanding, which consisted of eight loans classified as pre-entitled or entitled land. Each of these loans was in non-accrual status as of December 31, 2009 and 2010 due to the shortfall in the combined current fair value of the underlying collateral for such loans, and we recognized no mortgage interest income for these loans during the year ended December 31, 2010. However, three other loans, one of which has been paid off and the other two have principal balances totaling $1.2 million at December 31, 2010, accounted for approximately 26.7% of total mortgage loan income during the year ended December 31, 2010. Additionally, three other loans with outstanding principal balances of $12.7 million at December 31, 2010, accounted for approximately 50.1% of our total mortgage income during the year ended December 31, 2010.

As of December 31, 2009, there was one borrower whose outstanding principal totaled $69.1 million which was approximately 12.7% of our total mortgage loan principal balance outstanding (although at the time of origination, the aggregate principal balance on these loans were less than 10% of the total mortgage principal balance outstanding), and accounted for 15.0% of mortgage loan income during the year ended December 31, 2009. In addition, as of December 31, 2009, there was one borrowing group, whose aggregate outstanding principal aggregated $97.9 million, which was approximately 18.0% of our total mortgage loan principal balance outstanding (although at the time of origination, the principal balances on these loans were less than 10% of the total mortgage principal balance outstanding) and collectively accounted for 21.7% of mortgage loan income during the year ended December 31, 2009. In addition, during the year ended December 31, 2009, one loan accounted for 12.0% of total mortgage loan income. This loan was foreclosed upon in July 2009.

The loans totaling $97.9 million were performing as of December 31, 2008 but entered default status in 2009 when both loans matured. However, because of distressed market conditions, we modified the two loans totaling $97.9 million to the borrowing group during the third quarter of 2009, to extend the maturity dates to September 30, 2012, reduce the annual interest rates from 11.25% and 11.5%, respectively, to 8.25% and 7.53%, respectively, and allow for the subordination of our first lien position on one of the loans to an unaffiliated commercial bank in the amount of $14.0 million, which was increased to $16.5 million during the quarter ended September 30, 2010, subject to our right to pay off or purchase this loan at any time prior to maturity at par. The subordination on the $16.5 million loan was granted in order to seek to better assure that the borrower had sufficient funds to complete its renovation project on the collateral property, thereby seeking to preserve and/or increase the value of our collateral. Additionally, in connection with the subordination, we received payments totaling $6.5 million from the borrower which was applied to past due interest and a portion to principal. No principal or accrued interest was forgiven in the modification. Moreover, the current interest rates are slightly less but comparable to the spread over the prime rate of the prior loan rates and we believed the reduction in the interest rate was reflective of then-current market rates given the extended maturity. As of December 31, 2010 and 2009, as a result of the modifications, these loans were in non-accrual status due to the shortfall in the combined current fair value of the underlying collateral.

In connection with the modification of the one of these loans in the year ended December 31, 2009, we took title to certain finished lots that served as part of the collateral under the loan in satisfaction of current and future interest due under the modified loan. We expect that the value of such lots may increase in the future, the fair value of such lots as determined by then current valuations was deemed to be below the amount of deferred interest agreed upon between lender and the borrower. Accordingly, at the time of conveyance of the property in the fourth quarter of 2009, we recorded the fair value of the lots received as REO assets and adjusted the allowance for credit loss for this loan accordingly. With the acceptance of such lots in satisfaction of current and future interest, the loan is considered to have no effective yield, and thus no interest income has been or is expected to be recorded in the periods subsequent to September 30, 2009.

Changes in the Portfolio Profile — Scheduled Maturities

The outstanding principal balance of mortgage investments, net of the allowance for credit loss, as of December 31, 2009 and 2010, have scheduled maturity dates within the next several quarters as follows:

December 31, 2009				December 31, 2010
(in thousands, except percentage and unit data)
Quarter	Amount	Percent	#	Quarter	Amount	Percent	#
Matured	$347,135	63.7%	34	Matured	$280,322	67.1%	25
Q1 2010	10,776	2.0%	5	Q1 2011	1,294	0.3%	1
Q3 2010	54,947	10.1%	9	Q2 2011	1,201	0.3%	2
Q1 2011	3,080	0.6%	2	Q3 2011	1,100	0.3%	1
Q4 2011	30,200	5.5%	2	Q4 2011	36,377	8.7%	4
Q1 2012	392	0.1%	1	Q1 2012	2,000	0.5%	1
Q3 2012	97,918	18.0%	2	Q3 2012	94,662	22.7%	2
				Q3 2013	384	0.1%	2
	544,448	100%	55	Total	417,340	100%	38

Less: Allowance for Credit Loss / Valuation Allowance	(330,428)				(294,140)
Net Carrying Value	$214,020				$123,200

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

Of the total of matured loans noted above, 29% matured in the year ended December 31, 2008, 53% matured in the year ended December 31, 2009, and 18% matured in the year ended December 31, 2010.

Loan Modifications

The following tables present various summaries of our loan modifications made on a quarterly basis for the periods indicated below:

		Outstanding Principal		Outstanding Funding Commitment		Average Interest Rate		Average Loan Term (Months)		Weighted Avg Interest Rate
Period of Modification	# of Loans	Pre- Modification	Post- Modification	Pre- Modification	Post- Modification	Pre- Modification	Post- Modification	Pre- Modification	Post- Modification	Pre- Modification	Post- Modification
(dollar amounts in thousands)
Q4 2008	4	$81,802	$89,045	$5,296	$5,296	12.88%	12.06%	11.25	17.00	13.78%	13.71%
Q1 2009	5	59,228	64,785	14,328	14,328	12.15%	10.35%	9.20	19.00	11.52%	8.57%
Q2 2009	3	51,103	52,412	2,093	1,241	12.08%	12.25%	10.00	19.00	11.72%	12.10%
Q3 2009	7	114,421	117,244	7,134	4,908	11.39%	10.11%	13.29	29.29	10.23%	8.63%
Q4 2009	4	44,211	44,437	916	14,025	12.30%	10.00%	15.80	18.50	12.64%	5.51%
Q1 2010	2	8,282	8,359	74	662	10.00%	10.00%	4.50	13.50	11.47%	11.47%
Q2 2010	2	956	956	-	-	10.00%	11.50%	12.00	27.50	10.00%	11.50%
Q4 2010	1	4,206	3,932	200	200	12.00%	12.00%	15.00	27.00	12.00%	12.00%
Totals	28	$364,209	$381,170	$30,041	$40,660

Period	Principal Outstanding	Number of Loans	Interest Rate Changes	Interest Rate Added	Additional Collateral Taken	Borrower Prefunded Interest
	(in thousands)
Q4 2008	$89,045	4	1	2	1	0
Q1 2009	64,785	5	2	0	0	1
Q2 2009	52,412	3	1	0	0	0
Q3 2009	117,244	7	3	0	1	2
Q4 2009	44,437	4	1	1	0	2
Q1 2010	8,359	2	0	0	0	0
Q2 2010	956	2	2	0	0	2
Q4 2010	3,932	1	0	0	0	0
Total loans	$381,170	28	10	3	2	7

			Loan Status		Loan Category
Period	Principal Outstanding	# of Loans	# Performing	# Non- Performing	Pre-entitled Land	Entitled Land	Construction & Existing Stuctures
	(in thousands)
Q4 2008	$89,045	4	4	—	1	3	—
Q1 2009	64,785	5	5	—	—	3	2
Q2 2009	52,412	3	1	2	—	3	—
Q3 2009	117,244	7	4	3	—	6	1
Q4 2009	44,437	4	3	1	—	4	—
Q1 2010	8,359	2	1	1	—	2	—
Q2 2010	956	2	2	0	—	2	—
Q4 2010	3,932	1	1	0	—	—	1
Total loans	$381,170	28	21	7	1	23	4

	December 31, 2010
	Amount (in thousands)%		#
Loans Not Modified and Currently Matured	$280,322	67%	25
Loans Modified to Extend Maturity	93,669	22%	5
Original Maturity Date Not Reached	43,349	10%	8
Total Loan Principal	$417,340	100%	38

Prior to the year ended December 31, 2009, our practice was that substantially all of our loans were originated with a one year maturity. This practice was implemented to allow us, at the end of the applicable initial loan term, to re-underwrite the loan to ensure that the borrower had made appropriate progress on the applicable development project, as well as to determine that there was no material deterioration in the credit-worthiness of our debtor/borrower. Upon successful review and re-underwriting, we customarily extended the loan for an additional period, generally not in excess of one year. Loans at or near completion were either under consideration for next-phase financing by us or under analysis for permanent take-out financing by third-parties.

In our evaluation of the potential advisability of extending a loan, we conduct a re-underwriting of the borrower and the related project. This evaluation primarily includes following factors: (1) the estimated cash flow to be derived from the development and disposition of the project; (2) the stage of development of the project in terms of entitlement; (3) the financial wherewithal of the borrower, as evidenced by the receipt of personal financial statements of the guarantor; (4) the need for supplemental collateral of the borrower to ensure a proper loan-to-value ratio; (5) whether management believes that retaining the current owner/operator/developer of the existing collateral will maximize the collateral value; (5) the borrower’s performance under the terms of the original loan terms; (6) the borrower’s ability to fund on-going maintenance, taxes and insurance costs; and (6) the availability of third-party financing available to the borrower to “take-out” our loan.

On this basis, prior to September 30, 2008, in our judgment, none of our loan modifications qualified as troubled debt restructurings based on the following: (1) such modifications were customary and occurred in the ordinary course of business; (2) the borrower’s financial condition did not appear to be impaired based on the borrower’s continued positive performance under the terms of the loan, as well as our receipt of the personal financial statements of the borrower and related guarantor(s), both of which indicated that the borrower continued to be financially viable; (3) the fair value of the underlying collateral, and collection of additional collateral, indicated the full collection of the outstanding loan receivable; (4) any extensions were customarily granted to further the development process, and were not considered indications of financial difficulty; (5) substantially all modifications were executed upon or after maturity of the existing loans, and not prior thereto; (6) we did not forgive any recorded principal or interest due under the loan, as of the date of maturity or modification; and (7) based on our on-going interaction with market participants, we concluded that financing for the borrowers continued to be available from direct competitors or traditional lenders at similar rates.

Despite the fact that in multiple instances the subject property development of the debtor had been completed (i.e., full entitlements were obtained) or was near completion for the current phase of development, beginning in late 2008 and throughout 2009, traditional permanent take-out financing was substantially unavailable in the market. As such, in the absence of permanent take-out financing, we found it necessary to either allow the loan to remain in a default status, extend the loan term through a modification of the loan, or commence foreclosure action. Consistent with our loan modification policy, we made the determination as to whether or not each extension or modification qualified as a troubled debt restructuring, or a TDR. Under GAAP guidelines, a restructuring of a debt (including modification or extension) constitutes a TDR only if both of the following conditions exist:

•	the creditor (i.e. the company) deems that the debtor, for economic or legal reasons, has financial difficulties; and

•	the creditor (i.e. the company) grants a concession to the debtor that it would not otherwise consider.

Historically, we did not forgive any recorded principal or interest due under the loan as of the date of maturity and related modification. In all cases, we attempted to maintain the interest rate at its previous level, although in certain cases, the borrower successfully negotiated a lower rate due to (1) multiple reductions in the prime rate since the date of original funding resulted in a spread over prime equivalent to the original loan, or (2) the extended term of the loan (i.e., in some cases 24 to 36 months) supported a lower rate more reflective of market rates for similar term loans.

Additionally, as a matter of policy, we have not increased unfunded interest reserves solely to keep a loan from becoming past due. Any additional increases the interest reserve accounts are determined only after a complete re-evaluation of our underwriting procedures for such proposed loan modifications and only if the underlying collateral supports additional interest reserves.

However, in the general absence of available permanent take-out financing, we believe that, under current accounting guidance, any loan that has reached maturity and has been modified or extended, regardless of the stage of development of the underlying collateral, is considered to be the result of the debtor having financial difficulties. Additionally, because we are a “bridge lender” in a market where such new lending has become substantially unavailable, any renewal of loans at the near original interest rate or a lower interest rate is deemed to be below what other bridge lenders might charge and, therefore, is deemed to be a “concession” to the debtor. With both conditions met, we have classified all loan modifications or extensions made beginning in the fourth quarter of 2008 and thereafter as TDRs for financial reporting purposes. Due to the application of fair value guidance to our loans, generally all loans’ carrying values reflect any impairment that would otherwise be recognized under TDR accounting treatment. Aside from the loans reflected in the preceding table, there were no other loans originated or modified since the quarter ended December 31, 2008 that included additional interest reserves.

Real Estate Held for Development or Sale

REO assets are reported as either held for development or held for sale, depending on whether we plan to develop such assets prior to selling them or instead sell them in the immediate future, and whether they meet the criteria to be classified as held for sale under GAAP. The estimation process involved in the valuation of REO assets is inherently uncertain since it requires estimates as to the consideration of future events and market conditions. Our estimate of fair value is based on our intent regarding the proposed development of the related asset, if deemed appropriate, as opposed to a sale of such property on an as-is basis. In such cases, we evaluate whether we have the intent, resources and ability to carry out the execution of our disposition strategy under normal operating circumstances, rather than a forced disposition under duress. Economic, market, environmental and political conditions, such as exit prices and absorption rates, may affect management’s plans for development and marketing of such properties. In addition, the implementation of such plans could be affected by the availability of financing for development and construction activities, if such financing is required. Accordingly, the ultimate realization of our carrying values of our real estate properties is dependent upon future economic and market conditions, the availability of financing, and the resolution of political, environmental and other related issues, many of which are beyond our control.

We utilize an asset management function to manage the activities of any real estate projects acquired through foreclosure or by other means. Additionally, during the year ended December 31, 2009, we engaged the services of an outside asset management consulting firm to assist us in the determination of our specific asset disposition strategy, including the preparation of analyses to evaluate various alternatives to determine the highest and best use for the development and ultimate disposition of the projects. The consulting firm received $112,000 per month for its service through August 2010. Effective September 1, 2010, this fee was reduced to $85,000 per month. Services rendered under this agreement include the preparation of analyses to evaluate various alternatives to determine the highest and best use for the development and ultimate liquidation of the projects. This agreement was further modified in November 2010 whereby, beginning in December 2010, the monthly fixed fee will be $45,000 plus a finder’s fee equal to 1.75% of any financing proceeds secured by the consulting firm on our behalf. Additionally, the consulting firm will be entitled to a finder’s fee equal to ½% to 1% of the value received by us upon the closing of a merger or acquisition, if any, identified by the consulting firm. As of December 31, 2010, we incurred $0.1 million to the consulting firm for financing proceeds secured by the consulting firm in the third and fourth quarters of 2010.

Effective March 2011, in connection with the resignation of our previous consultants, we entered into an agreement with NWRA  to provide a diagnostic review of us; a review of our existing REO assets and loan portfolio; development and implementation of specific workout strategies, as well as the development and implementation of a plan for originating, analyzing and closing new investment transactions; and upon stabilization of legacy assets and a period of growth, NWRA is also to provide an assessment of the Company’s capital market alternatives.  Fees under this agreement include a non-contingent monthly fee of $125,000 and a success fee component, plus out-of-pocket expenses. Success fees include capital advisory fee and associated right of first offer to provide advisory services (subject to separate agreement), a development fee and associated right of first offer to serve as developer (subject to separate agreement), an origination fee equal to 1% of the total amount or gross purchase price of any loans made or asset acquired identified or underwritten by NWRA, and a legacy asset performance fee equal to 10% of the positive difference between realized gross recovery value and 110% of the December 31, 2010 carrying value, calculated on a per REO or loan basis.  No offsets between positive and negative differences are allowed. The contract is subject to termination under certain conditions. Otherwise, the agreement shall remain in effect for four years. Thereafter, this agreement can only be terminated by an affirmative super majority vote of the board of directors and with 60-day written notice.  If not terminated, the agreement may be extended for an additional three years.

We continue to evaluate various alternatives for the ultimate disposition of these investments, including partial or complete development of the properties prior to sale or disposal of the properties on an as-is basis. Project development alternatives may include, either through joint venture or on a project management basis, the development of the project through entitlement prior to sale, completion of various improvements or complete vertical construction prior to sale. For additional information regarding these properties, see the section titled “Our Business — Properties.”

We are periodically approached on an unsolicited basis by third parties expressing an interest in purchasing certain REO assets. However, except for those assets designated for sale, management had not developed or adopted any formal plan to dispose of these assets or such assets do not meet one or more of the GAAP criteria as being classified as held for sale (e.g., the anticipated disposition period may extend beyond one year). At December 31, 2009, we held total REO assets of $104.2 million, of which $92.1 million was held for development and $12.1 million was held for sale. During 2009, we sold various individual residential units held in our real estate portfolio for approximately $1.1 million which approximated the carrying value of such assets. At December 31, 2010, we held total REO assets of $89.5 million, of which $57.7 million was held for development and $31.8 million was held for sale. During the year ended December 31, 2010, we sold certain REO assets for $4.7 million resulting in a loss on disposal of real estate of $1.2 million.  All REO assets owned by us are located in California, Arizona, Texas, Minnesota, Nevada and Idaho.

During the year ended December 31, 2010, we foreclosed on twenty loans and took title to the underlying collateral with net carrying values totaling $32.9 million as of December 31, 2010. Additionally, we acquired an additional lot held for sale in connection with the acquisition of the Manager with a current carrying value of $39,000.

During the year ended December 31, 2009, we acquired six real estate assets through foreclosure of the related mortgage loans with a carrying value of $42.6 million as of December 31, 2009. In addition, during 2009, in connection with the modification of a loan, we acquired certain real estate that served as part of the collateral under the loan in satisfaction of current and future interest due under the modified loan. At the time of conveyance, the fair value of such lots was deemed to be below the amount of deferred interest agreed upon between us and the borrower. Accordingly, at the time of conveyance of the property in the fourth quarter of 2009, we recorded the then current fair value of the lots as of the date of receipt as REO assets in the amount of $2.6 million and adjusted the allowance for credit loss for the related loan accordingly. However, as a result of the previous allowance for credit loss recorded on these loans and the collective collateral available for these loans, there was no additional impairment recognized at the time of the loan modification. In addition, subsequent to December 31, 2009, we entered into a settlement agreement in connection with certain litigation that required us to purchase certain golf memberships attributed to certain residential lots we own that were acquired through foreclosure in 2008. At December 31, 2009, we recorded the liability for the settlement and the related value of the golf membership rights based on the amount that we are required to pay for such memberships, or $4.2 million.

Costs related to the development or improvements of the real estate assets are generally capitalized and costs relating to holding the assets are generally charged to expense. Cash outlays for capitalized development costs totaled $1.3 million, $2.5 million, and $1.6 million during the years ended December 31, 2008, 2009 and 2010, respectively. In addition, costs and expenses related to operating, holding and maintaining such properties, which are expensed and included in operating expenses for REO assets in the accompanying consolidated statement of operations, totaled approximately $0.1 million, $4.3 million, and $5.2 million for the years ended December 31, 2008, 2009 and 2010, respectively. The nature and extent of future costs for such properties depends on the level of development undertaken, our projected return on such holdings, our ability to raise funds required to develop such properties, the number of additional foreclosures and other factors. While our assets are generally available for sale, we continue to evaluate various alternatives for the ultimate disposition of these investments, including partial or complete development of the properties prior to sale or disposal of the properties on an as-is basis.

A summary of REO assets as of December 31, 2009 and 2010, respectively, by state, is as follows:

	December 31, 2009				December 31, 2010
	Held For Development		Held for Sale		Held For Development		Held for Sale
	# of	Aggregate Net	# of	Aggregate Net	# of	Aggregate Net	# of	Aggregate Net
State	Projects	Carrying Value	Projects	Carrying Value	Projects	Carrying Value	Projects	Carrying Value
California	3	$9,644	-	$-	3	$8,813	1	$1,033
Texas	3	39,326	-	-	2	27,308	4	9,741
Arizona	6	31,485	4	12,082	8	16,996	17	14,082
Minnesota	1	11,694	-	-	2	4,525	0	-
Nevada	-	-	-	-	-	-	1	2,848
Idaho	-	-	-	-	-	-	1	4,126
Total	13	$92,149	4	$12,082	15	$57,642	24	$31,830

Of the above balances, as of December 31, 2010, approximately 39% was originally projected for development of residential real estate, 24% was scheduled for mixed used real estate development, and 37% was planned for commercial use. We are currently evaluating our use and disposition options with respect to these projects. The real estate held for sale consists of improved and unimproved residential lots, completed residential units and completed commercial properties located in California, Arizona, Texas, Nevada and Idaho.

We intend to continue the process of disposing of a significant portion of our existing assets, individually or in bulk, which we anticipate will result in the further reclassification of an additional portion of our REO assets as held for sale.

Important Relationships Between Capital Resources and Results of Operations

Mortgage Loans, Participations and Loan Sales

For purposes of meeting liquidity demands, we have historically entered into the partial sale of loans through loan participation agreements with various third parties and the Manager. Origination fees (points) paid to the participants in connection with the participation transactions were paid by the Manager in accordance with the Fund’s operating agreement. No participations were issued during the years ended December 31, 2009 or 2010. Additionally, we occasionally enter into agreements to sell whole loans to third parties, strictly for purposes of generating short-term liquidity when we experienced a cash shortfall.

While we expect that any future loan participations or loan sales will also occur at or near par, due in part to current market conditions, there can be no assurance that this will be the case. In light of current economic conditions, it may be necessary for us to employ alternative structures for loan participations and loan sales, and they may be relatively less attractive to us.

In cases of whole loan sales or participations issued to the Manager, the transactions have been completed at par value, and the Manager typically pledged the purchased loan to a commercial bank as collateral on its line of credit. We used the proceeds from the line of credit, together with other funds of the Manager, to execute the transactions. We historically repurchased loans from the Manager, although we were not obligated to do so. The sales of whole loans and participations issued to the Manager were accounted for as secured borrowings, and were separately identified in our consolidated financial statements. During the year ended December 31, 2009, the Manager drew $6.0 million under its line of credit to provide liquidity to us. This loan was collateralized by certain of our loans and a guarantee of the Manager’s chief executive officer. Except for the loan participation with the Manager described above, no other loan sales or loan participations were executed during the years ended December 31, 2009 or 2010.

Distributions to Members

Historically, members elected to either reinvest distributable monthly earnings or to have earnings distributed to them in cash. Effective October 1, 2008, we suspended the option by which members could reinvest monthly distributions. There were no distributions to members or distributions reinvested during the year ended December 31, 2010.

During the years ended December 31, 2009, our total net distributions to the members were $11.7 million, which translated into net distributions of $0.73 per outstanding share. No earnings were reinvested pursuant to our distribution reinvestment plan. During the second quarter of the year ended December 31, 2009, we revised our member distribution program and ceased further distributions to members in order to generate sufficient liquidity to enable us to cover all borrower obligations and operating costs. During the year ended December 31, 2009, distributions were funded by cash provided by operations, loan paydowns and, to the extent necessary, short-term borrowings.

Summary of Existing Loans in Default

Loans in default encompass both non-accrual loans and loans for which we are still accruing income, but are delinquent as to the payment of accrued interest or are past scheduled maturity. At December 31, 2010, 30 of our 38 loans with outstanding principal balances totaling $407.4 million were in default, of which 25 with outstanding principal balances totaling $280.3 million were past their respective scheduled maturity dates, and the remaining five loans were in default as a result of delinquency on outstanding interest payments or have been deemed non-performing based on value of the underlying collateral in relation to the respective carrying value of the loan. At December 31, 2009, 50 of our 55 loans with outstanding principal balances totaling $532.0 million were in default, of which 34 with outstanding principal balances totaling $347.1 million were past their respective scheduled maturity dates, and the remaining 16 loans were in default as a result of delinquency on outstanding interest payments or have been deemed non-performing based on value of the underlying collateral in relation to the respective carrying value of the loan. In light of current economic conditions and in the absence of a recovery of the credit markets, it is anticipated that many, if not most, loans with scheduled maturities within one year will not be paid off at the scheduled maturity.

Of the 50 loans that were in default at December 31, 2009, 26 of these loans remained in default status as of December 31, 2010, 17 such loans were foreclosed upon, five were removed as a result of loan payoff or loan paydown (bringing the loan current and back into accrual status), two loans were sold and four new loans were added during the year ended December 31, 2010.

We are exercising enforcement action which could lead to foreclosure upon 16 of the 30 loans in default.  It is anticipated that we will commence similar enforcement actions on an additional eight loans in default.  Of these 24 loans upon which we are or expecting to exercise enforcement action, we completed foreclosure on three loan subsequent to December 31, 2010 with a principal balance of $70.4 million.  The timing of foreclosure on the remaining is dependent on several factors including applicable states statutes, potential bankruptcy filings by the borrowers, our ability to negotiate a deed-in-lieu of foreclosure and other factors.

As of December 31, 2010, five of the loans that are in non-accrual status relate to two borrowing groups that are not in technical default under the loan terms. However, due to the value of the underlying collateral for these collateral dependent loans, we have deemed it appropriate to maintain these loans in non-accrual status.

We are continuing to work with the borrower with respect to the remaining one loan in default in order to seek to maintain the entitlements on the related project and, thus, the value of our existing collateral. However, such negotiations may result in a payoff of an amount that is below our loan principal and accrued interest, and that discounted payoff may be materially less than the contractual principal and interest due. Generally, the allowance for credit loss contemplates the potential loss that may occur as a result of a payoff of the loan at less than its contractual balance due. We are considering our preferred course of action with respect to all loans. However, we have not commenced enforcement action on this other loan thus far.

Of the principal balances in default as of December 31, 2010: approximately 26.2% of the total has been in default status since December 31, 2008; approximately 37.1% of the total has been in default status since March 31, 2009; approximately 16.7% of the total has been in default status since June 30, 2009; approximately 2.3% of the total has been in default status since September 30, 2009; approximately 14.5% of the total entered default status during the quarter ended December 31, 2009; approximately 2.5% have been in default since March 31, 2010; approximately 0.3% have been in default since June 30, 2010; approximately 0.4% have been in default since September 30, 2010; and approximately 0% have entered default status during the quarter ended December 31, 2010.

At December 31, 2010, the 30 loans in default were also in non-accrual status and had outstanding principal balances totaling $407.4 million. Total contractual interest due under the loans classified in non-accrual status was $42.7 million, of which $7.5 million is included in accrued interest receivable on the balance sheet, and of which $35.2 million has not been recognized as income by us. Excluding loans whose maturity has not been reached as of December 31, 2010, loans in default were past their scheduled maturities between 92 and 1,004 days as of December 31, 2010.

The geographic concentration of our portfolio loans in default, net of the allowance for credit loss or valuation allowance, at December 31, 2009 and 2010, is as follows:

	December 31, 2009
	Percent of						Non-Accrued
	Outstanding		Outstanding	Allowance for	Net Carrying	Accrued	Note
	Principal	#	Principal	Credit Loss	Amount	Interest	Interest	Total
Arizona	52.3%	23	$278,306	$(162,282)	$116,024	$5,362	$13,723	$135,109
Idaho	9.3%	2	49,594	(38,981)	1 0,613	1,948	5,993	18,554
California	33.8%	19	179,773	(120,829)	5 8,944	3,959	18,349	81,252
Texas	2.1%	3	11,102	(4,272)	6 ,830	427	1,170	8,427
Nevada	1.5%	1	7,984	(2,613)	5 ,371	319	957	6,647
New Mexico	1.0%	2	5,240	(1,094)	4 ,146	-	586	4,732
	100.0%	50	$531,999	$(330,071)	$2 01,928	$12,015	$40,778	$254,721

	December 31, 2010
	Percent of						Non-Accrued
	Outstanding		Outstanding	Valuation	Net Carrying	Accrued	Note
	Principal	#	Principal	Allowance	Amount	Interest	Interest	Total
Arizona	55.8%	11	$227,167	$(148,246)	$78,921	$3,722	$12,069	$94,712
Idaho	4.2%	1	17,306	(15,681)	1,625	667	2,118	4,410
California	36.9%	15	150,248	(127,881)	22,367	3,129	19,914	45,410
New Mexico	1.3%	2	5,251	(2,127)	3,124	-	567	3,691
Utah	1.8%	1	7,456	-	7,456	-	502	7,958

	100.0%	30	$407,428	$(293,935)	$113,493	$7,518	$35,170	$156,181

The concentration of loans in default by loan classification, net of the allowance for credit loss, as of December 31, 2009 and 2010 is as follows:

	December 31, 2009
	Percent of Outstanding Principal	#	Outstanding Principal	Allowance for Credit Loss	Net Carrying Amount	Accrued Interest	Non- Accrued Note Interest	Total
Pre-entitled Land	37.5%	11	$199,442	$(144,366)	$55,076	$6,399	$18,495	$79,970
Entitled Land	39.7%	22	211,363	(148,887)	62,476	4,413	18,483	85,372
Construction	22.8%	17	121,194	(36,818)	84,376	1,203	3,800	89,379
	100.0%	50	$531,999	$(330,071)	$201,928	$12,015	$40,778	$254,721

	December 31, 2010
	Percent of Outstanding Principal	#	Outstanding Principal	Valuation Allowance	Net Carrying Amount	Accrued Interest	Non- Accrued Note Interest	Total
Pre-entitled Land	35.7%	6	$145,551	$(127,785)	$17,766	$4,462	$18,920	$41,148
Entitled Land	37.8%	16	153,889	(131,436)	22,453	2,801	15,866	41,120
Construction	26.5%	8	107,988	(34,714)	73,274	255	384	73,913
	100.0%	30	$407,428	$(293,935)	$113,493	$7,518	$35,170	$156,181

Of our loans in default at December 31, 2009, 50% of the loan principal balances related to residential end-use projects, 33% related to mixed-use projects, and 17% related to commercial and industrial projects. Of our portfolio loans in default at December 31, 2010, 48% of such loan principal balances related to residential end-use projects, 35% related to mixed-use projects, and 17% related to commercial and industrial projects. Other than as discussed in the foregoing paragraphs, the eight remaining performing loans in our portfolio, with principal balances totaling $9.9 million were current as of December 31, 2010 to principal and interest payments.

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

The following table presents required disclosures under GAAP for loans that meet the definition for impaired loans:

	As of and Year	As of and Year
	Ended December 31,	Ended December 31,
	2009	2010
	(in thousands)
Loans in Default - Impairment Status:
Impaired loans in default	$458,464	$346,790
Non-impaired loans in default	73,535	60,638
Total loans in default	$531,999	$407,428

Allowance for Credit Loss / Valuation Allowance on Impaired Loans
Impaired loans in default	$458,464	$346,790
Less: Allowance for credit loss / valuation allowance	(330,071)	(293,935)
Net carrying value of impaired loans	$128,393	$52,855

Average investment for impaired loans during period held	$456,993	$322,070

Interest income recognized during the period that loans were impaired	$1,898	$-

Interest income recognized using a cash-basis method of accounting during the period that the loans were impaired	$404	$-

Allowance for Credit Loss and Fair Value Measurement

We perform a valuation analysis of our loans not less frequently than on a quarterly basis. Evaluating the collectability of a real estate loan is a matter of judgment. We evaluate our real estate loans for impairment on an individual loan basis, except for loans that are cross-collateralized within the same borrowing groups. For cross-collateralized loans within the same borrowing groups, we perform both an individual loan evaluation as well as a consolidated loan evaluation to assess our overall exposure to those loans. In addition to this analysis, we also complete an analysis of our loans as a whole to assess our exposure for loans made in various reporting periods and in terms of geographic diversity. The fact that a loan may be temporarily past due does not result in a presumption that the loan is impaired. Rather, we consider all relevant circumstances to determine if, and to the extent to which, an allowance for credit losses or valuation allowance is required. During the loan evaluation, we consider the following matters, among others:

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

We perform an evaluation for impairment on all of our loans in default as of the applicable measurement date based on the fair value of the underlying collateral of the loans because our loans are considered collateral dependent, as allowed under applicable accounting guidance. Impairment for collateral dependent loans is measured at the balance sheet date based on the then fair value of the collateral in relation to contractual amounts due under the terms of the applicable loan. In the case of the loans that are not deemed to be collateral dependent, we measure impairment based on the present value of expected future cash flows. Further, the impairment, if any, must be measured based on the fair value of the collateral if foreclosure is probable. All of our loans are deemed to be collateral dependent.

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

The accounting guidance establishes a fair value hierarchy that prioritizes the inputs into valuation techniques used to measure fair value. The three levels of the fair value hierarchy under this accounting guidance are as follows:

• Level 1 —	valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that we have the ability to access at the measurement date;

• Level 2 —
valuations based on quoted market prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active or models for which all significant inputs are observable in the market either directly or indirectly; and

• Level 3 —	valuations based on models that use inputs that are unobservable in the market and significant to the fair value measurement.

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

Two asset categories are established under applicable accounting guidance: in-use assets; and in-exchange assets. When using an in-exchange valuation premise, the fair value of the asset is determined based on the price that would be received in a current transaction to sell the asset stand-alone.

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

Cost Approach

The cost approach is a method of estimating fair value of an asset based on the actual replacement cost of such asset. This method is generally used to estimate value on new projects with completed vertical construction. There are generally few collateral projects within our portfolio that are valued using this approach, which is considered an “as is” approach.

Recent Offers Received

For projects in which we have received a bona fide written third party offer to buy our loan, or the borrower has received a bona fide written third party offer to buy the related project, we generally utilize the offer amount in cases in which the offer exceeds the valuation conclusion reached by the independent valuation firms. Such offers are only considered if we deem the offer to be valid, reasonable, negotiable, and we believe the offeror has the financial wherewithal to execute the transaction. When deemed appropriate, the offers received are discounted to allow for potential changes in our on-going negotiations.

Historically, for purposes of determining whether an allowance for credit loss was required, we primarily utilized a modeling technique known as residual analysis commonly used in our industry, which is based on the assumption that development of our collateral was the highest and best use of the property. During the first two quarters of 2008, our process was consistently applied with the use of a third-party valuation specialist firm as there was no indication of significant impairment in the value of our loan portfolio. The underlying collateral of our loans vary by stage of completion, which consists of either raw land (also referred to as pre-entitled land), entitled land, partially developed, or mostly developed/completed lots or projects.

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

As a result of our analysis based on the significant change in the economic and real estate landscape in latter 2008 and 2009, it was determined that our historical valuation model that assumed development of the collateral and employed various assumptions such as future real estate prices, absorption and various construction and sell-out periods that was historically used for virtually every collateral type was no longer reasonably determinable for the majority of our collateral. This determination was primarily based on the significant uncertainty in the real estate markets stemming from the credit freeze, lack of demand for developed property, the extended development and sales periods, and uncertainty with respect to the future pricing and development costs.

As such, in most cases, the appropriate valuation approach was deemed to be that using primarily current market comparable sales to establish fair values of our properties using current pricing data, which resulted in a significant decline in management’s estimates of fair values in relation to our valuation methodology. In the third quarter of 2009, based on then recent sales activity and the on-going volatility in the real estate markets, we engaged an independent third-party valuation firms and other consultants to assist with the analysis of fair value of the collateral supporting our loans as of September 30, 2009, which was then updated for financial reporting as of December 31, 2009.

During the quarter ended June 30, 2010 and again during the quarter ended December 31, 2010, we re-engaged independent third-party valuation firms to provide complete updated valuation reports for the majority of our loans.  Additionally, for the quarter ended September 30, 2010, we engaged a separate third-party valuation firm to perform valuations on the remaining portfolio and obtained a letter from our third-party valuation firm concluding there was no material diminution in the fair value indications as of December 31, 2010 reported for the properties valued at September 30, 2010.

The following is a summary of the procedures performed in connection with our fair value analysis as of and for the year ended December 31, 2009 and 2010:

1.
We reviewed the status of each of our loans to ascertain the likelihood that we will collect all amounts due under the terms of the loans at maturity based on current real estate and credit market conditions.

2.	With respect to our loans whose collection was deemed to be unlikely, we reviewed the portfolio to ascertain when the latest valuation of the underlying collateral was performed.

3.
We subjected all of our loans to independent third-party valuation as of September 30, 2009, (with a review and update of such valuations provided through December 31, 2009), to determine whether any material changes in industry or economic conditions warranted a change in the valuation conclusions formed since the date of our last valuation.  As of June 30, 2010 and December 31, 2010, we subjected 74%  of our outstanding loans to independent third-party valuation.  The remaining 26% was subject to independent third-party valuation during the quarter ended September 30, 2010 (with a review and update of such valuations provided through December 31, 2010).

4.
For the year ended December 31, 2009 and 2010, we utilized the services of Cushman & Wakefield, a nationally recognized valuation firm, and other valuation firms to perform a valuation analysis for the selected projects. Cushman & Wakefield valued approximately 89% of the outstanding principal balance of our loan portfolio at December 31, 2009 while other valuation firms valued the remaining 11%. At June 30, 2010 and December 31, 2010, Cushman & Wakefield valued 73% and, of the portfolio and 1% of the portfolio was valued by another third-party valuation firm. For those 26% of valuations performed by valuation firms other than Cushman & Wakefield, we engaged Cushman & Wakefield to perform a review of the valuations and reports.

5.
For projects in which we have received a bona fide written third-party offer to buy our loan, or the borrower has received a bona fide written third-party offer to buy the related project, we generally utilized the offer amount in cases in which the offer exceeded the valuation conclusion reached by the independent valuation firms (unless the offer was representative of an actual transaction that is expected to close). Such offers are only considered if we deem the offer to be valid, reasonable and negotiable, and we believe the offeror has the financial wherewithal to execute the transaction. When deemed appropriate, the offers received were discounted by up to 20% to allow for potential changes in our on-going negotiations.

A summary of the results and key assumptions that we utilized, as supported by the independent valuation firms to derive fair value, is as follows:

•
In the earlier 2009 valuations obtained, very few of the precedent transactions that were analyzed satisfied the market value and fair value requirement that the price reflect that of an orderly transaction, rather than that of a sale under duress or in markets in turmoil. However, the ongoing and sustained depression of transaction pricing in 2009 and 2010 were deemed to be reflective of current market trends and conditions.

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

•
For the projects which included either un-entitled or entitled land lacking any vertical or horizontal improvements, given the current distressed state of the real estate and credit markets, the development approach was generally deemed to be unsupportable because market participant data was insufficient or other assumptions were not readily available from the valuation firms’ market research; the “highest and best use” standard in these instances required such property to be classified as “held for investment” purposes until market conditions provide observable development activity to support a valuation model for the development of the planned site. As a result, the valuation firms used a sales comparison approach using available data to determine fair value.

•
For the projects containing partially or fully developed lots, the development approach was generally utilized, with assumptions made for pricing trends, absorption projections, holding costs, and the relative risk given these assumptions. The assumptions were based on currently observable available market data.

•
For operating properties, the income approach, using the direct capitalization and discounted cash flow methods was used by the valuation firms. The anticipated future cash flows and a reversionary value were discounted to the net present value at a chosen yield rate. Annual discount rates utilized by the valuation firms ranged from 10.5% to 30%. The assumptions were based on currently observable available market data.

As of December 31, 2009 and 2010, the highest and best use for the majority of real estate collateral subject to third-party valuation was deemed to be held for investment and/or future development, rather than being subject to immediate development and/or sale. In determining fair value as of December 31, 2009, we utilized the “as is” sales comparable valuation methodology for 31 assets, the development approach for six assets, the income capitalization approach for four assets, and the cost approach for two assets, and we utilized offers received from third parties to estimate fair value for the remaining 14 assets. In determining fair value as of December 31, 2010, we utilized the “as is” sales comparable valuation methodology for 28 assets, the development approach for 6 assets, the income capitalization approach for 2 assets, and we utilized offers received from third parties to estimate fair value for the remaining 2 assets. We selected a fair value within a determinable range as provided by the valuation firm.

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

•
Based on the resulting net cash flows derived from the utilization of the above assumptions, we applied risk-adjusted annual discount rates ranging from 10.5% to 30% to the net cash flows, depending on the projected build-out term, the project type, the location and assumed project risk.

All of our loans were subject to valuation by independent third-party valuation firms and substantially all of the valuation reports were delivered to us within 45 days of the reporting period. During the years ended December 31, 2009 and 2010, in the event of a change in circumstances from the prior period valuation, we updated our assessment of certain loans and obtained certain updated valuations as a result of the change in circumstances. Additionally, we obtained updated third-party offers and considered other changes to the status of underlying collateral, as applicable.

Selection of Single Best Estimate of Value for Loans

As previously described, we obtained periodic valuation reports from third-party valuation specialists for the underlying collateral of each of our loans during the years ended December 31, 2009 and 2010. Because all of our loans are collateral dependent, each loan’s impairment amount is based on the fair value of its underlying collateral less cost to sell. The valuation reports generally provided a range of values for the collateral valued rather than a single point estimate because of variances in the potential value indicated from the available sources of market participant information. The selection of a value from within a range of values depends upon general overall market conditions as well as specific market conditions for each property valued and its stage of entitlement or development. In addition to third-party valuation reports, we utilized recently received bona fide purchase offers from independent third-party market participants that were outside of the third-party specialist’s range of values. In selecting the single best estimate of value, we considered the information in the valuation reports, credible purchase offers received, as well as multiple observable and unobservable inputs as described below.

December 31, 2009 Selection of Single Best Estimate

Our December 31, 2009 valuation assessments were based on updated market participant information and other data points, which in our judgment provided less uncertainty than the market participant data that was available at December 31, 2008. The updated information and our analysis of the collateral indicated a slight improvement in market conditions and corresponding increase in real estate values from December 31, 2008. As a result, for the valuation ranges on 41 of the 55 loans obtained as of December 31, 2009 supporting loan collateral values, we used the high end of the third-party valuation range for each asset in determining impairment losses. For the remaining 14 loans, our estimate of fair values were based on independent third-party market participant purchase offers on those specific assets, some of which were well in excess of the fair values indicated in the third-party valuation reports, including some offers which were two to three times higher than the valuation report ranges. While consideration of the range of values was evaluated on a loan-by-loan basis, as a general matter, we used the high end of the value range, as described above, because, in our judgment, when considering the multiple applicable observable and unobservable inputs and other current market factors, the high end of the value range was the best estimate of fair value, less costs to sell, for purposes of determining impairment losses, based on the following factors:

•
In conducting the December 31, 2009 valuations, the third-party valuation specialist’s data and the research performed in connection with valuations were influenced by market duress, economic uncertainty, and a relative shortage of tangible market data. A number of the relevant transactions consummated around the time of preparation of the valuation reports were believed to be based on either a property or a seller in distress and, thus, the applicable transaction was executed under a condition of duress. We noted that the pricing of many actual transactions in what was observed to be a less than normal volume of purchases and sales frequently appeared to be lower than the expectations of many, if not most, owners of competitive properties. As a result, in our judgment, for each of our loans not supported by recent bona fide independent third-party purchase offers, we concluded that the values at the high end of the range were more representative of fair values than any other point in the range at December 31, 2009;

•
We concluded that the third-party valuation specialist’s reported value ranges, and the underlying concepts of the ranges themselves, did not reflect the improving market conditions as of December 31, 2009, but because of the lag in the time frame for gathering and processing information, were more representative of early fourth-quarter 2009, if not before. We obtained observable and unobservable evidence (such as published residential pricing indices and other real estate market publications, discussions with real estate brokers with applicable market expertise in local markets, discussions with third-party consultants and direct market participants with relevant real estate experience) as of December 31, 2009 that indicated that fair values had “bottomed out”, and there was an indication that the home pricing trends were moving upward. Based on our experience, buyers generally select parcels that offer the most competitive advantage and the highest and best use of their capital in order to complete their project and maximize their returns.

•
Individual valuation reports were prepared assuming non-leveraged sales transactions of the underlying collateral in accordance with professional appraisal standards. Because our core business is that of a first lien real estate mortgage lender and dealer, we believed that our capacity to provide financing, particularly in the absence of available financing in existing credit markets, provided us a market advantage that would increase the likelihood that qualified buyers would be willing to pay a price at the top of the applicable valuation range. We believed that this market advantage further supported our selection of the high end of the range when determining the single best estimate of value from within the range of values provided.

December 31, 2010 Selection of Single Best Estimate

In determining the single best estimate of value for the December 31, 2010 valuation analysis, in our judgment, the updated market participant information and other economic data points provided less certainty than the market participant data that was available at December 31, 2009.

In conducting the December 31, 2010 valuations, and the third-party valuation specialist’s data and the research performed were influenced by transactions which appeared to reflect on-going pricing executed under conditions of duress and economic uncertainty.  Nevertheless, the pricing in such transactions does not appear to be improving in the short-term and therefore such pricing is deemed to be reflective of current market values by market participants.  The updated information and our analysis of the collateral, indicated an on-going deterioration in market conditions, high levels of unemployment, and corresponding decrease in real estate values, contrary to such indications provided at December 31, 2009.  The extended recession has reduced the potential buyers for new homes and increased the likelihood that additional supply may flood the market in the form of foreclosures.  Also, while interest rates remain low which provides a basis for growth, the purchase money financing remains difficult to secure and economic conditions have continued to deteriorate.  As such, new housing demand is expected to remain weak over the short-term and will likely not begin to increase until the economy strengthens and the housing market shows signs of recovery.

As a result of these ongoing challenges related to the residential marketplace, the likely buyer of such real estate tends to be investors seeking to acquire lots at heavily discounted prices, with the intent of holding such property for an intermediate to long-term period, speculating on the rebound of the housing market and eventual need for newly developed communities.  Such indicators were reflected in the third-party valuation reports obtained, several of which resulted in significantly decreased values from the December 31, 2009 range of values provided. Of the total 38 loans, 34 loans were also in the portfolio at December 31, 2009.  Of these 34 loans subject to current valuation, the primary collateral supporting nine notes increased in value since the December 31, 2009 valuation, while 17 decreased in value and eight remained unchanged.  However, based on the midpoint of the valuation ranges, the average valuation increase for the nine loans was $1.0 million while the average decrease in valuation on the 17 loans was over double at $3.2 million. Based on the valuations received, collectively the high end of the range exceeded the low end of the range by approximately 17%.

A summary of selected real estate and general economy-related published market participant observations which influenced management’s current assessment of market status and trends follows:

•
According to a Bloomberg news article in January 2011, US home builders’ confidence remained stagnant at 16 in January 2011, the same level since November 2010. A similar March 2011 article stated the builders’ confidence index improved only slightly to 17 by March 2011. The National Association of Home Builders Market Index is a seasonally-adjusted index based on a monthly survey of home builders of single-family detached home and is comprised of three survey components: present sales, six month sales expectations and traffic of prospective buyers. The index results range between one and 100, with one being the worst and 100 being the best. An index level of 50 indicates that home builders view sales conditions as equally good as poor.

•
According to a Real Estate Channel news article in January 2011, the decline in builders’ confidence is due to a severe lack of construction financing and widespread difficulties in obtaining accurate appraisal values that continues to limit builders’ ability to prepare for anticipated improvements in buyer demand in 2011.

•
According to a Moneynews article in January 2011, high unemployment, tighter bank lending standards and uncertainty about home prices have kept many people from buying homes, despite low mortgage rates and home prices that have fallen by more than half in some markets since the peak of the housing boom.  Builders also face competition from sharply discounted foreclosed homes.

•
According to the press release regarding the Federal Reserve’s December 2010 meeting, the U.S. residential market will likely weaken further as home sales, prices and demand remain low.  Other factors that could stymie the country’s economic growth are companies’ reluctance to hire and the trend of companies and businesses delevering, which means immediately paying off debt on balance sheets.  Also, the economic recovery is continuing, though at a rate that has been insufficient to bring down unemployment. Household spending is increasing at a moderate pace but remains constrained by high employment, modest income growth, lower housing wealth and tight credit. Additionally, investment in nonresidential structures continues to be weak. Employers remain reluctant to add to payrolls.  The housing sector continues to be depressed.

•
Also stated in the Federal Reserve’s press release for the December 2010 is that conditions in the commercial real estate market remains tight.  Commercial mortgage debt was estimated to have declined in the third quarter, and the delinquency rates for securitized commercial mortgages and those for existing properties at commercial banks increased further.  However, a March 2011 report pointed to some modest signs of improvement that continue to surface, Prices of commercial real estate changed little, on balance, over September and October, holding in the relative narrow range that had prevailed since the spring when the steep decline in these prices ended. While the economic recovery on firmer footing than it was in January 2011, the housing sector continues to be depressed.

•
The International Monetary Fund (IMF) January 2011 meeting minutes, states that given the sluggishness of the US economy recovery, the recent adoption of a new U.S. fiscal package is understandable.  The measures will likely boost growth this year by about half a percentage point.  Additionally, it will also raise the deficit.

•
In a March 2011 Fightback.com article, which summarizes numerous government and industry reports on a periodic basis, it was stated that homes prices were near post-bust lows, there has been a double digit dip in new home starts, and it is anticipated that the market will remain at or near the bottom all year long.

•
According to Case-Shiller information as of March 22, 2011, it is anticipated that US home prices won’t bottom until 2012 as a result of persistently weak economic fundamentals – high unemployment, a large and growing supply of unsold homes, and tighter mortgage credit.

•	According to a Moody’s report, Commercial Real Estate (CRE) declined 1.2% in January 2011 as a result of a large percentage of distressed sales that can impact pricing and make the index very volatile

Except for limited circumstances, management determined that the most appropriate point in the range of values provided by Cushman & Wakefield was the low end of the range.  The selection of the low end of the range was based on management’s assessment of current market conditions and specific property analysis.  As noted above, several economic indicators, market participant data and other third party sources referenced provide evidence that the breadth and depth of the real estate and economic downturn has continued to be wider and deeper than most predicted, and accordingly, management generally considered the low end of the range to be most representative of current market conditions at December 31, 2010.

The above observable inputs combined with others and management’s specific knowledge related to marketing activity surrounding the loan’s collateral have resulted in the movement of collateral valuation expectations to the lower end of the determinable range. This assessment has been further supported by the Company’s difficulties in selling various assets at their previous carrying values, despite our marketing efforts. Management’s confidence in the ability to sell existing assets as a price above the low end of the range has been further eroded by the offerors often re-negotiating the pricing of assets after completing their due diligence. As a result, in our judgment, for each of our loans not supported by recent bona fide independent third-party purchase offers or those assets which were supported by specific circumstances in using a basis other than the low end value, management concluded that the values at the low end of the range were more representative of fair values than any other point in the range given the on-going bleak market conditions. In management’s judgment, this point in the value range was deemed to be the best estimate of fair value, less costs to sell, for purposes of determining impairment losses as of December 31, 2010.  In addition, management continues to monitor both macro and mirco-economic conditions through the date of filing of its quarterly financial statements to determine the impact of any significant changes that may have a material impact on the fair value of our loans or related collateral.

As such, for the valuation ranges on the underlying property of the 38 loans obtained as of December 31, 2010 supporting loan collateral values, we used the high end of the third-party valuation range for nine assets and the mid-point value for two assets in determining impairment losses based on the entitlement status and quality of the collateral, and financial strength of the related borrowers. Due to the uncertainty in market conditions noted above, we utilized the low end value for 25 assets whose geographic location, entitlement status, and long-term development plan made such assets, in management’s opinion, less desirable and marketable to market participants. For the remaining 2 loans, our estimate of fair values were based on independent third-party market participant purchase offers on those specific assets, both of which were below the range of fair value indicated in the third-party valuation reports. In the aggregate, management’s estimate of fair value based on these bona fide offers was below the low end of the valuation range by approximately $2.8 million.

Based on the results of our evaluation and analysis, we recorded a provision for credit losses of $79.3 million for the year ended December 31, 2009 and $47.5 million for the year ended December 31, 2010. During the year ended December 31, 2009 and 2010, we also recorded impairment charges of $8.0 million and $46.9 million, respectively, relating to the further write-down of certain real estate acquired through foreclosure during the respectively periods. The impairment charge for assets acquired through foreclosure relates to the impairment of REO assets deemed to be other than temporary. The provision for credit losses and impairment charges are reflective of the continued deterioration of the real estate markets and the sustained decline in pricing of residential real estate in recent months combined with the continuing downturn in the commercial real estate markets.

As of December 31, 2009, the allowance for credit loss totaled $330.4 million (of which $328.0 million related to  mortgage loans held to maturity and $2.3 million related to mortgage loans held for sale), representing 60.7% of the total loan principal balance. As of December 31, 2010, the valuation allowance totaled $294.1 million (all of which related to mortgage loans held for sale), representing 70.5% of the total loan principal balances. With the existing valuation allowance recorded, we believe that as of that date, the fair value of the underlying collateral of our loans is adequate in relation to the net carrying value of loan principal and accrued interest, and that no additional valuation allowance is considered necessary.

While the above results reflect management’s assessment of fair value as of December 31, 2009 and 2010 based on currently available data, we will continue to evaluate our loans to determine the adequacy and appropriateness of the valuation allowance and to update our loan-to-value ratios. Depending on market conditions, such updates may yield materially different values and potentially increase or decrease the valuation allowance.

A roll-forward of the allowance for credit loss is as follows (in thousands):

	December 31,	December 31,
	2009	2010
Balance at beginning of period	$300,310	$330,428

Provision for credit losses	79,299	47,454
Net charge offs	(49,181)	(83,742)

Balance at end of period	$330,428	$294,140

The balance reflected in net charge offs pertains to the portion of the carrying value charged off to the allowance for credit loss or valuation allowance when transferred to real estate acquired through foreclosure on the consolidated balance sheets.

Loan charge offs generally occur under one of two scenarios, including 1) the foreclosure of a loan and transfer of the related collateral to REO status, or 2) the Manager elects to accept a loan payoff at less than the contractual amount due. Under either scenario, the loan charge off is generally recorded through the allowance for credit loss or valuation allowance.

The amount of the loan charge off is equal to the difference between the contractual amounts due under the loan and the fair value of the collateral acquired through foreclosure, net of selling costs. Generally, the loan charge off amount is equal to the loan’s allowance for credit loss or valuation allowance at the time of foreclosure. At the time of foreclosure, the contractual value less the related allowance for credit loss or valuation allowance is compared with the estimated fair value, less costs to sell, on the foreclosure date and the difference, if any, is included in the provision for credit losses (recovery) in the consolidated statement of operations. The allowance for credit loss or valuation allowance is netted against the gross carrying value of the loan, and the net balance is recorded as the new basis in the real estate owned. Once in a REO status, the asset is evaluated for impairment based on accounting criteria for long-lived assets.

Valuation Categories

Except for mortgage loans which are measured at fair value on a non-recurring basis for purposes of determining valuation with respect to our allowance for credit loss or valuation allowance, no other assets or liabilities of the Fund are measured at fair value on a recurring or non-recurring basis. The following table presents the categories for which net mortgage loans are measured at fair value based upon the lowest level of significant input to the valuation as of December 31, 2009 and 2010 (in thousands):

	December 31, 2009			December 31, 2010
	Significant			Significant
	Other	Significant		Other	Significant
	Observable	Unobservable		Observable	Unobservable
	Inputs	Inputs		Inputs	Inputs
	(Level 2)	(Level 3)	Total	(Level 2)	(Level 3)	Total
Description:
Net Mortgage Loans:
Pre-entitled Land:
Held for Investment	$-	$4,211	$4,211	$-	$1,405	$1,405
Processing Entitlements	1,028	49,838	50,866	-	16,363	16,363
	1,028	54,049	55,077	-	17,768	17,768
Entitled Land:
Held for Investment	7,693	13,499	21,192		6,425	6,425
Infrastructure under Construction	459	29,939	30,398	-	11,612	11,612
Improved and Held for Vertical Construction	2,519	16,012	18,531	-	5,549	5,549
	10,671	59,450	70,121	-	23,586	23,586
Construction & Existing Structures:
New Structure - Construction in-process	3,860	12,359	16,219	964	15,550	16,514
Existing Structure Held for Investment	-	16,570	16,570	3,737	4,480	8,217
Existing Structure - Improvements	-	56,033	56,033	-	57,115	57,115
	3,860	84,963	88,822	4,701	77,145	81,846
Total	$15,559	$198,461	$214,020	$4,701	$118,499	$123,200

Note: Except for mortgage loans, no other assets or liabilities are measured at fair value on a recurring or non-recurring basis. Additionally, there are no mortgage loans that were measured at fair value using Level 1 inputs..

The table presented below summarizes the change in balance sheet carrying values associated with the mortgage loans measured using significant unobservable inputs (Level 3) during the year ended December 31, 2010 (in thousands):

Mortgage
Loans, net

Balances, December 31, 2009	$198,461

Mortgage Loan Fundings	1,657
Mortgage Loan Repayments	(10,314)
Transfers to REO	(34,781)
Mortgage Repayment on whole loan sold
Transfers into (out of) level 3	9,298
Included in earnings:
Provision for credit losses	(45,822)

Balances, December 31, 2010	$118,499

Valuation of Real Estate Held for Development

Valuation of REO assets is based on our intent and ability to execute our disposition plan for each asset and the proceeds to be derived from such disposition, net of selling costs, in relation to the carrying value of such assets. REO assets for which management determines it is likely to dispose of such assets without further development are valued on an “as is” basis based on current valuations using comparable sales. If management determines that it has the intent and ability to develop the asset over future periods in order to realize a greater value, management will perform a valuation on an “as developed” basis, net of selling costs but without discounting of cash flows, to determine whether any impairment exists. Management does not write up the carrying value of real estate assets held for development if the proceeds from disposition are expected to exceed the carrying value of such assets. Rather, any gain from the disposition of such assets is recorded at the time of sale. REO assets that are classified as held for sale are measured at the lower of carrying amount or fair value, less cost to sell.

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

Based on changes in our disposition strategy in 2009 with respect to certain REO assets, the resulting changes in estimated undiscounted cash flows, and considering the on-going volatility of the real estate markets throughout 2009, we determined that it was necessary to perform additional tests for impairment on our portfolio of REO assets held for development as of September 30, 2009. In addition, in connection with the implementation of our revised business strategy following the consummation of the Conversion Transactions, management re-evaluated its real estate holdings as held for sale or held for development during the period ended December 31, 2010.

In estimating the amount of undiscounted cash flows for real estate assets owned assets held for development, we determine the level of additional development we expect to undertake for each project, as follows:

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

•
During the quarter ended December 31, 2010, the Company revised its disposition strategy for certain assets that were previously intended to be subject to further development.  The change in disposition strategy was based on the required hold period for such assets, the projected development costs and the projected return on such assets. Moreover, the Company currently lacks the liquidity to cause the buildout of several such assets. This caused management to revise its projected hold period for several assets which affected the anticipated recoverability of the carrying amounts of such assets, which was deemed to be other than temporary.  While these assets are not expected to be disposed of within one year, and therefore are not classified as held for sale, the Company was required to determine amount of impairment based on the fair value of such assets.

The following summarizes the principal assumptions we utilized to determine undiscounted cash flows for these projects as of December 31, 2009 and 2010:

•
For collateral to be developed, the initial unit sales price utilized was based on local market conditions, comparable prices from current pricing utilizing observable and unobservable data points and other information, subject to periodic price increases ranging from 0% to 6% over the projected absorption (i.e., sell-out period). Absorption period estimates ranged from three to ten years as of December 31, 2009 and 18 months to seven years as of December 31, 2010, with development projected to commence intermittently, as the market recovers and projected demand develops. We considered this a fair exchange price in an orderly transaction between market participants to sell the asset, assuming its highest and best use, in the primary or most advantageous market for the asset.

•
For collateral to be developed, the additional development costs, operating, maintenance and selling cost assumptions we made were based on observable and unobservable cost estimates obtained from a cross-section of industry experts and market participants. Based on real estate assets classified as held for development as of December 31, 2009, the estimated development and holding costs required to achieve the gross undiscounted cash flows upon disposition of the related assets range from $200,000 to $24.9 million on an individual property basis, and total $115.9 million in the aggregate, over the three to ten year build and sell-out period noted above. As of December 31, 2010, only two assets held for development are projected to require additional capitalized development and holding costs which range from $0.1 million to $24.3 million on an individual property basis, and total $24.4 million in the aggregate over the anticipated 18-month to seven year build and sell-out period. As described above, the significant reduction in overall projected development costs from December 31, 2009 to December 31, 2010 is a result of changes in the planned holding period for most REO assets, the level of planned development for certain properties  , and the sale of certain assets previously held for development.

•
For collateral consisting of partially complete or finished lots, development costs, operating costs and selling cost assumptions were based on observable and unobservable cost estimates obtained from a cross-section of industry experts and market participants.

•
For collateral whose development is complete or nearly complete and expected to be leased initially to allow for stabilization of market prices before being sold, we utilized operating revenue and costs for comparable projects using current operating data obtained. Based upon an assumed stabilization of applicable real estate markets, we utilized unit sales prices comparable to historical pricing.

•
For the valuation of REO that was based on current fair values, management utilized a similar methodology as for the loan portfolio in selection of a single best estimate from the range of values provided by third party valuation firms, as described in Allowance for Credit Loss and Fair Value Measurement.  Accordingly, except for in two limited circumstances, management determined that the most appropriate point in the range of values provided by the valuation firms was the low end of the range.  The selection of the low end of the range was based on management’s assessment of current market conditions and specific property analysis.  As noted above, several economic indicators, market participant data and other third party sources referenced provide evidence that the breadth and depth of the real estate and economic downturn has continued to be wider and deeper than most predicted, and accordingly, management generally considered the low end of the range to be most representative of current market conditions at December 31, 2010.

In the absence of available financing, our estimates of undiscounted cash flows assume that we will pay development costs from the disposition of current assets or the raising of additional capital. However, the level of actual development for our individual properties is dependent on several factors, including the current entitlement status of such properties, the cost to develop such properties, our ability to raise the necessary capital for such development, the ability to recover development costs, return on investment, competitive conditions and other factors. Generally, vacant, un-entitled land is being held for future sale to an investor or developer with no planned development expenditures by us. Such land is not planned for further development unless or until we locate a suitable developer with whom we can possibly develop the project under a joint venture arrangement. Alternatively, we may choose to further develop fully or partially entitled land to maximize the level of interest by potential buyers and, in turn, our return on investment.

During the years ended December 31, 2008 and 2009, we recorded impairment charges of $27.2 million and $8.0 million relating to the impairment in value of REO assets, deemed to be other than temporary impairment. The results of our December 31, 2009 valuation procedures were re-assessed during 2010 to determine whether any additional impairment was warranted for the period ended December 31, 2010. As a result of our analysis, we recorded additional impairment charges totaling $46.9 million during the year ended December 31, 2010. The impairment charge was primarily a result of a change in management’s disposition strategy for selected REO assets from a development approach to a disposal approach based on recent fair values, which is consistent with the change in business strategy resulting from the Conversion Transactions. As of December 31, 2009, 48% of our REO assets were valued on an “as is” basis while 52% were valued on an “as developed” basis. As of December 31, 2010, 92.9% of REO assets were valued on an “as is” basis while 7.1% were valued on an “as developed” basis. We believe the estimated net realizable values of such properties equal or exceed the current carrying values of our investment in the properties as of December 31, 2010.

If we elect to change the disposition strategy for our real estate held for development, and such assets were deemed to be held for sale, we would likely record additional impairment charges, and the amounts could be significant. Based on the valuations obtained from independent third party valuation specialists, the low end of the range of the estimated fair value of real estate held for development exceeded the carrying value of such assets by approximately $31.4 million as of December 31, 2009 and by approximately $2.7 million as of December 31, 2010.

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

Accordingly, depending on the average ratio of earning assets deployed as loans versus balances in money market accounts, our earnings for a given period will vary significantly. While our intent is to continue to manage to a minimum 95% deployment ratio, it is likely that average deployment will be less than this targeted level given the increasing level of loan defaults and foreclosures.

Leverage to Enhance Portfolio Yields

We have not historically employed a significant amount of leverage to enhance our investment yield. However, we have recently secured a limited amount of debt and may deem it beneficial, if not necessary, to employ additional leverage for us in the future. During the year ended December 31, 2009, we drew $6.0 million under our line of credit with a bank to provide liquidity. This loan was secured by certain of our portfolio loans. During the year ended December 31, 2009, we repaid principal of $4.4 million under this loan commensurate with principal paydowns received from related borrowers, resulting in a balance at December 31, 2009 of $1.6 million. The line of credit was collateralized by specific portfolio loans and underlying deeds of trust and a guarantee of the Manager’s chief executive officer. This balance was paid in full during the year ended December 31, 2010.

During the year ended December 31, 2010, we secured financing from a bank in the amount of $9.5 million for the purpose of funding anticipated development costs for REO assets and working capital needs. The note payable, which has an outstanding balance of $7.5 million at December 31, 2010, bears interest at 12% per annum and requires monthly payments of interest only. During the year ended December 31, 2010, we incurred interest expense of $1.2 million under this loan (including amortization of deferred loan fees). The loan has an initial maturity of March 2011 but may be extended for two additional six-month periods. Subsequent to December 31, 2010, we executed our first extension option. The loan is secured by one of our REO assets with a carrying value at December 31, 2010 of $21.0 million and an assignment of rents and tenant notes receivable with a principal balance of $1.6 million relating to financed tenant improvement on the property. We have also provided a guarantee for such debt.

During the year ended December 31, 2010, we secured financing from a bank in the amount of $3.6 million for the purpose of funding a remaining loan obligation and anticipated development costs for specified REO assets. The note payable, which has an outstanding balance of $2.9 million as of December 31, 2010, bears interest at 12% per annum, requires monthly payments of interest only, and matures in February 2012. During the year ended December 31, 2010, we incurred interest expense of $0.3 million with respect to this loan (including amortization of deferred loan fees).  The loan is secured by one of our REO assets with a carrying value at December 31, 2010 of $3.4 million and a mortgage loan receivable with a current carrying value of $3.9 million.

Also during the year ended December 31, 2010, we secured a line of credit from a bank in the amount of $3.0 million for the primary purpose of funding certain obligations resulting from the Conversion Transactions. The line of credit, which has an outstanding balance of $1.6 million as of December 31, 2010, has an interest rate of 4.25% per annum, requires monthly interest payments and had a maturity date of October 5, 2010.  In October 2010, the maximum amount under this facility was reduced to $2.5 million and the maturity date was extended to March 5, 2011. During the year ended December 31, 2010, we incurred interest expense of $47,000 regarding this line of credit.

In connection with the acquisition of the Manager, we assumed a note payable with an original balance of $0.5 million that is being paid on a monthly basis over 48 months which commenced June 1, 2009, with annual interest at 8%.  This note was made in connection with a settlement on a previous lease obligation and has been personally guaranteed by our CEO. As of December 31, 2010, the remaining obligation on the commitment is $0.3 million.

None of our current credit facilities contain restrictions on our ability to make dividends or other distributions.

Our investment policy, the assets in our portfolio and the decision to utilize leverage are periodically reviewed by our board of directors as part of their oversight of our operations. We may employ leverage through borrowings to finance our assets or operations, to the extent available, to fund the origination and acquisition of our target assets and to increase potential returns to our stockholders. Although we are not required to maintain any particular leverage ratio, the amount of leverage we will deploy for particular target assets will depend upon our assessment of a variety of factors, which may include the anticipated liquidity and price volatility of the target assets in our portfolio, the potential for losses and extension risk in our portfolio, the gap between the duration of our assets and liabilities, including hedges, the availability and cost of financing the assets, our opinion of the creditworthiness of our financing counterparties, the health of the U.S. economy and commercial mortgage markets, our outlook for the level, slope, and volatility of interest rates, the credit quality of our target assets, the collateral underlying our target assets, and our outlook for asset spreads relative to the LIBOR curve. Our charter and bylaws do not limit the amount of indebtedness we can incur, and our board of directors has discretion to deviate from or change our indebtedness policy at any time. We intend to use leverage for the sole purpose of financing our portfolio and not for the purpose of speculating on changes in interest rates.

Liquidity and Capital Resources

We require liquidity and capital resources to acquire and originate our target assets, as well as for costs, expenses and general working capital needs, including maintenance and development costs for REO assets, general and administrative operating costs, management fees and loan enforcement costs, interest expense on participations and loans, repayment of principal on borrowings and other expenses. We also may require liquidity if we choose to redeem up to 838,448 shares of our Class C common stock in an initial public offering, less underwriting discounts and commissions, and subject to availability of legally distributable funds, to pay a one-time special dividend in respect to our Class B common stock, as well as the payment of any future dividend we might declare.  We expect our primary sources of liquidity over the next twelve months to consist of the disposition of a substantial portion of our existing assets. However, given the lack of significant sales activity experienced and the actual prices that may be realized from the sale of REO assets, the disposition of these assets may not have a significant effect on our liquidity. We anticipate redeploying these proceeds to acquire our target assets, which will generate periodic liquidity from cash flows from dispositions of these loans through sales and loan participations as well as interest income. In addition to the disposition of our existing portfolio of REO assets, we expect to address our liquidity needs by periodically accessing the capital markets, lines of credit and credit facilities or pursuing other available alternatives which may become available to us. We discuss our capital requirements and sources of liquidity in further detail below.

Going Concern Basis Presentation and Liquidity

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. Due to unprecedented dislocations in the real estate and capital markets, we have incurred a significant reduction in loan payoffs from borrowers and an increase in delinquencies, non-performing loans and REO assets, resulting in a substantial reduction in our cash flows. We took a number of measures to provide liquidity, including, among other things, engaging in efforts to sell whole loans and participate interests in our loans, and to dispose of certain real estate. We have also consummated the Conversion Transactions in an effort to position us for an initial public offering, the net proceeds of which will help us in addressing our liquidity needs. In addition, we expect to continue to pursue the sale of a substantial portion of our existing REO assets and loans in order to assist us in addressing our liquidity needs and re-commence investing activities.

In October 2008, we suspended all of the Fund’s lending activities, member investment capital raising and all other non-core operations. We took this action because we believed that the market for permanent take-out financing for our borrowers had materially diminished due to the macroeconomic problems in the real estate, credit and capital markets, concerns about the continued existence of many major national and international financial institutions, and the ability, willingness and timeliness of the federal government to intervene. Further, member redemption requests accelerated during 2008, particularly in August and September. Further, to adequately protect our available cash reserves for purposes of honoring our contractual commitments for remaining unfunded loan obligations, as well as retaining a liquidity reserve for funding ongoing operations, all new lending activity was ceased. Lastly, in the context of our expectations of materially lower borrower payoffs and pay downs resulting from the absence of available permanent take-out financing from third-party lenders, we concluded that the viability of our historical business model was at risk, and deemed it ill-advised to raise capital from new investors at that time in light of the deterioration of the real estate, credit and other relevant markets.

In recent months, we have seen an increased level of market activity and unsolicited offers received by interested third parties to purchase our assets. Further, in recent months, we have had ongoing discussions with potential interim lenders, and have received preliminary indications of borrowing opportunities. While none of these borrowing opportunities has advanced to the point where we believe they are probable, we expect to continue to sell assets to fund current operations and facilitate our strategic plan.

We engaged a consulting firm during the year ended December 31, 2009 to provide asset management services, which includes administration of all REO assets, loans in default and other loans for which default is probable. The asset management responsibilities include (i) addressing our liquidity needs by negotiating for loan pay downs or payoffs with existing borrowers, (ii) exercising enforcement rights against loan guarantors, and (iii) considering offers from potential third party buyers of loans or REO assets. As part of these duties, we have explored various options, including the pledging of loans in exchange for borrowings from commercial banks or private investment funds, and the possibility of private or public equity or debt offerings. To date, we have closed a limited number of these liquidity transactions due to the continued disruptions in the real estate-related credit markets. However, we have sold a sufficient number of assets to continue operating the business and administrating the loans and real estate. However, the sales of such assets thus far have been based on distressed valuation pricing because of the substantial supply of assets in the market.

Effective March 2011, in connection with the resignation of our previous consultants, we entered into an agreement with NWRA to provide a diagnostic review of us; a review of our existing REO assets and loan portfolio; development and implementation of specific workout strategies, as well as the development and implementation of a plan for originating, analyzing and closing new investment transactions; and upon stabilization of legacy assets and a period of growth, NWRA will also provide an assessment of our capital market alternatives.

We continue to seek to secure interim debt financing to allow us the time and resources necessary to meet liquidity requirements and dispose of assets in a reasonable manner and on terms more favorable to us. However, the dislocations and uncertainty in the economy, and in the real estate, credit, and other markets, have created an extremely challenging environment that will likely continue for the foreseeable future, and we cannot assure you that we will have sufficient liquidity.

Despite management’s efforts, there is no assurance that the Company will be successful in selling real estate assets in a timely manner to sufficiently fund operations or obtaining additional financing, and if available, there are no assurances that the financing will be at commercially acceptable terms. Failure to address this liquidity issue within the timeframe permitted may have a material adverse effect on our business, results of operations, and financial position. These conditions and circumstances raise substantial doubt as to the Company’s ability to continue operating as a going concern.

Prior to its acquisition of the Manager, the Fund had no employees, management group or independent board of directors, and was dependent on the Manager for those functions. Accordingly, lenders and other organizations in the past preferred that the Manager function as an intermediary in business transactions rather than contracting directly with the Fund. With the acquisition of the Manager effective June 18, 2010, we are now acting in such matters on our own behalf.

Requirements for Liquidity

We require liquidity and capital resources for various financial needs, including to acquire and originate our target assets, as well as for cost, expenses and general working capital needs, including, maintenance and development costs for REO assets, general and administrative operating costs, management fees and loan enforcement costs, interest expense on participations and loans, repayment of principal on borrowings, payment of outstanding property taxes and other liabilities and costs.

We expect our primary sources of liquidity over the next twelve months to consist of the disposition of a substantial portion of our existing assets.  However, there can be no assurance that we will be able to dispose of existing assets held for sale at the prices sought or in the timeframe anticipated.  We anticipate redeploying these proceeds to acquire our target assets, which will generate periodic liquidity from current investment earnings, as well as cash flows from dispositions of these assets through sale and loan participations.  In addition to the disposition of our existing portfolio of REO assets, we expect to address our liquidity needs by periodically accessing the capital markets, lines of credit and credit facilities which may become available to us.  We discuss our capital requirements and sources of liquidity in further detail below.

Sources for Liquidity
Disposition of REO's	$33,510
Sale of Loans	43,780
Loan repayments and interest	6,430
Investment income	3,440
Total	$87,160

Requirements for Liquidity
Acquisition of target assets	$(28,310)
LIP funding	(5,430)
Operating expenses for REO	(7,200)
Development of REO	(1,980)
Real estates taxes on loans sold	(5,840)
Professional fees	(4,800)
Default and related expenses	(1,200)
General and administrative expenses	(7,200)
Interest expense	(1,950)
Repayment of borrowings	(1,800)
Accounts payable and accred taxes	(10,270)
Working capital reserve	(11,180)
Total	$(87,160)

The information in the table above constitutes forward-looking information and is subject to a number of risks and uncertainties, including those set forth under the heading entitled “Risk Factors,” which may cause our sources and requirements for liquidity to differ from those estimates. To the extent that the net proceeds from the sources of liquidity reflected in foregoing table are not realized in the amount or time-frame anticipated, the shortfall would reduce the timing and amount of our ability to undertake and consummate the acquisition of target assets by a corresponding amount.

Loan Fundings and Investments

We require adequate liquidity to acquire our target assets and fund initial loan advances to the borrowers.

We anticipate that the cash generated from the disposition of selected assets, after deducting operating and reserve funds, will be available for investment in the target assets, which is assumed to be redeployed evenly over the 12-month period into income producing assets.  Based on our assumptions, we anticipate acquiring $28.3 million of target assets over the next 12 months.  Currently we have not identified specific assets to acquire, but as discussed in Business – Our Target Assets, our acquisition of the target assets will be facilitated by our access to extensive pipeline of industry relationship, our localized market expertise, our experienced management team, our strong underwriting capabilities and our market driven investment strategy.

We expect our loan funding requirements to decrease over the shorter term and our requirements for funds to acquire commercial mortgage loans to increase as we focus more on this asset class as discussed in “Business — Our Target Assets.” Our loan fundings have typically been less than the face amount of the mortgage loan notes, and for disbursements to fund construction costs, development and other costs, and interest. As is customary in the commercial lending business, our loan terms may require the establishment of funded or unfunded interest reserves which are included as part of the note commitment and considered in the loan to value ratios at the time of underwriting. In some cases, the borrower may elect to pay interest from its own sources. On certain loans, upon their initial funding, the reserve for future interest payments is deposited into a controlled disbursement account in the name of the borrower for our benefit. These accounts, which are held in the name of the borrowers, are not included in the consolidated balance sheets. At December 31, 2009, one of our borrowers had remaining unfunded interest reserves, no borrowers had remaining funded interest reserves, one borrower prepaid interest on the related note through the conveyance of certain real estate, and the remaining 53 of our borrowers were obligated to pay interest from other sources or had depleted any available interest reserves. At December 31, 2010, of our 38 borrowers, two of our borrowers had established unfunded interest reserves, three borrowers had funded interest reserves available and 33 of our borrowers were obligated to pay interest from their own alternative sources.

Estimated future commitments for construction or development costs, and for interest, are recorded on the consolidated balance sheets as an Undisbursed Portion of Loans-in-process and Interest Reserves, which are deducted from Mortgage Loan Note Obligations to arrive at net principal outstanding, or are shown net of loans held for sale. As of December 31, 2009 and 2010, undisbursed loans-in-process and interest reserves balances were as follows (in thousands):

	December 31, 2009			December 31, 2010
	Loans Held	Loans Held		Loans Held	Loans Held
	to Maturity	for Sale	Total	to Maturity	for Sale	Total
Undispersed Loans-in-Process per
Note Agreement	$63,001	$-	$63,001	$-	$56,094	$56,094
Less: amounts not to be funded	(47,026)	-	(47,026)	-	(44,626)	(44,626)
Undispersed Loans-in-Process per
Financial Statements	$15,975	$-	$15,975	$-	$11,468	$11,468

A breakdown of loans-in-process expected to be funded is presented below (in thousands):

	December 31,	December 31,
Loans-in-Process Allocation:	2009	2010
Construction/Operations Commitments	$3,731	$2,466
Unfunded Interest Reserves	7,524	6,034
Deferred Loan Fees due to Manager	2,360	-
Reserve for Protective Advances	654	1,268
Taxes and Other	1,706	1,700
Total Loan-in-Process	$15,975	$11,468

While the contractual amount of unfunded loans-in-process and interest reserves totaled $63.0 million and $56.1 million at December 31, 2009 and 2010, respectively, we estimate that we will fund approximately $11.5 million of those reserves subsequent to December 31, 2010. Of the $11.5 million expected to be funded, $6.0 million relates to unfunded interest reserves (which is a non-cash commitment), $2.5 million relates to anticipated borrower construction or operating costs, $1.7 million relates to tax related reserves and $1.3 million relates to reserves for protective advances not required under the terms of the loan agreement but that we expect to fund to protect our interest in the asset. The difference of $44.6 million at December 31, 2010, which is not expected to be funded, relates to loans that are in default, loans that have been modified to lower the funding amount and loans whose funding is contingent on various project milestones, many of which have not been met to date and are not expected to be met given current economic conditions. Accordingly, these amounts are not reflected as funding obligations in the accompanying consolidated balance sheets. With available cash and cash equivalents of $0.8 million at December 31, 2010, scheduled loan payoffs, the suspension of new loan request funding, debt financing secured for us, and other available sources of liquidity, including potential loan participations, loan sales or sales of REO assets, we expect to meet our obligation to fund these undisbursed amounts in the normal course of business. Based on total remaining cash obligations of $6.0 million as of December 31, 2010, we expect to fund the entire amount over the 12-month period from January 1, 2011 through December 31, 2011.

As noted in the table above, we had $6.0 million of remaining unfunded interest reserves on three loans totaling $92.2 million at December 31, 2010.

We deployed approximately 99.7% and 96.0% of our cash in mortgage loans and REO assets as of December 31, 2009 and 2010, respectively. Until appropriate investments can be identified, our management may invest excess cash in interest-bearing, short-term investments, including money market accounts and/or U.S. treasury securities.

Maintenance and Development Costs for Real Estate Owned

We require liquidity to pay costs and fees to preserve and protect the real estate we own. Real estate held for development or sale consists primarily of properties acquired as a result of foreclosure or purchase. At December 31, 2009 and 2010, our REO assets comprised of 34 properties and 39 properties, respectively, acquired through foreclosure or purchase, with carrying values of $109.3 million and $89.5 million, respectively. Costs related to the development or improvement of the assets are capitalized and costs relating to holding the assets are charged to expense. Cash outlays for the purchase of real estate totaled $7.3 million and capitalized development costs totaled $1.3 million during the year ended December 31, 2008. Cash outlays for capitalized development costs totaled $2.5 million during the year ended December 31, 2009. Cash outlays for capitalized development costs totaled $1.6 million during the year ended December 31, 2010. Operating expenses for REO assets totaled approximately $120,000 and $5.0 million (of which $2.4 million relates to property taxes) for the years ended December 31, 2008 and 2009, respectively. In addition, costs related to holding and maintaining such properties, which were expensed and included in operating expenses for REO assets in the accompanying consolidated statement of operations, totaled approximately $5.2 million (including $2.5 million in property tax expense relating to foreclosed properties) during the year ended December 31, 2010. Based on our existing REO assets, we expect to incur approximately $7.2 million annually relating to the on-going operations and maintenance of such assets. Additionally, based on the assumed timing and amount of our anticipated liquidity sources, based on total expected development costs of $24.4 million, we anticipate spending approximately $2.0 million over the next 12-month period from January 1, 2011 through December 31, 2011 in connection with our development of REO assets held for development. However, the nature and extent of future costs for such properties depends on the level of development undertaken, the number of additional foreclosures and other factors.

Professional Fees

We require liquidity to pay for professional fees which consist of outside consulting expenses, audit fees for public reporting related expenses, legal expenses, and valuation services. During the year ended December 31, 2010, these expenses averaged approximately $0.5 million per month. We expect such expenses to initially increase as we seek to dispose of REO assets, but expect these expenses to stabilize at approximately $0.4 million per month after the disposition of current REO assets, assuming we conduct our operations substantially consistent with current levels. We anticipate such expenses will total approximately $4.8 million over the next 12 months.

Default and Related Expenses

We require liquidity to pay for default and related expenses which consist of direct expenses related to defaulted loans, foreclosure activities or property acquired through foreclosure. These expenses include certain legal and other direct costs, as well as personnel and consulting costs directly related to defaulted loans and foreclosure activities. These expenses currently average less than $0.1 million per month. Because 30 of our 38 loans are currently in default and our intent is to actively pursue foreclosures on loans in default, we anticipate our default and related expenses in future periods will remain at approximately $0.1 million per month, or $1.2 million over the next twelve month period. This amount may increase if we are required to expend additional resources for current or future litigation.

General and Administrative Operating Costs

In addition to the expenses historically borne by the Fund, we also now require liquidity to pay various general and administrative costs previously absorbed by the Manager. As a result, our expenses include compensation and benefits, rent, insurance, utilities and other related costs of operations. Such costs currently approximate $0.6 million per month. However, excluding the non-recurring portion of such expenses, we anticipate total general and administrative expenses to approximate $7.2 million. However, the variable components of such expenses may increase as our activities expand. In addition, we intend to set aside $11.2 million in cash for general working capital reserves, interest, expenses for real estate owned, default related expenses and professional fees, representing approximately six months of anticipated total annual expenses and costs.

Debt Service

We also require liquidity to pay interest expense on loan participations and from our borrowings and for notes payable. Based on our existing indebtedness, we expect to incur approximately $1.9 million over the 12-month period from January 1, 2011 through December 31, 2011 in interest expense. Additionally, based on the existing terms of our current indebtedness, we expect to repay principal of $1.8 million over the 12-month period from January 1, 2011 through December 31, 2011.

During the year ended December 31, 2010, we secured financing from a bank in the amount of $9.5 million for the purpose of funding remaining loan obligations anticipated development costs for REO assets and working capital needs. The note payable, which has an outstanding balance of $7.5 million at December 31, 2010, bears interest at 12% per annum and requires monthly payments of interest only. During the year ended December 31, 2010, we incurred interest expense of $1.2 million under this loan (including amortization of deferred loan fees). The loan has an initial maturity of March 2011 but may be extended for two additional six-month periods. Subsequent to December 31, 2010, we executed our first extension option. The loan is secured by one of our REO assets with a carrying value at December 31, 2010 of $21.0 million and an assignment of rents and tenant notes receivable with a principal balance of $1.6 million relating to financed tenant improvement on the property. We have also provided a guarantee for such debt.

During the year ended December 31, 2010, we secured financing from a bank in the amount of $3.6 million for the purpose of funding a remaining loan obligation and anticipated development costs for specified REO assets. The note payable, which has an outstanding balance of $2.9 million as of December 31, 2010, bears interest at 12% per annum, requires monthly payments of interest only, and matures in February 2012. During the year ended December 31, 2010, we incurred interest expense of $0.3 million with respect to this loan (including amortization of deferred loan fees).  The loan is secured by one of our REO assets with a carrying value at December 31, 2010 of $3.4 million and a mortgage loan receivable with a current carrying value of $3.9 million.

Also during the year ended December 31, 2010, we secured a line of credit from a bank in the amount of $3.0 million for the primary purpose of funding certain obligations resulting from the Conversion Transactions. The line of credit has an outstanding balance of $1.6 million as of December 31, 2010, an interest rate of 4.25% per annum, and requires monthly interest payments.  In October 2010, the maximum amount under this facility was reduced to $2.5 million and the maturity date was extended to May 5, 2011. During the year ended December 31, 2010, we incurred interest expense of $47,000 under this line of credit.

In connection with the acquisition of the Manager, we assumed a note payable with an original balance of $0.5 million that is being paid on a monthly basis over 48 months from June 1, 2009, with annual interest at 8%.  This note was made in connection with a settlement on a previous lease obligation and has been personally guaranteed by the CEO.  As of December 31, 2010, the remaining obligation on the commitment is $0.3 million. Interest expense under this arrangement of $11,000 for the period ended December 31, 2010 is included in interest expense on the accompanying consolidated statement of operations.

Subsequent to December 31, 2010, we secured additional direct interim financing totaling $1.5 million through one of our existing lenders.  Moreover, as explained in Loan Originations, Loan Types, Borrowers, the Underwriting Process and Loan Monitoring – Lien Priority, we indirectly obtained supplemental cash financing through an additional $1.5 million subordination of our lien priority on an outstanding mortgage loan receivable.

Until we generate additional liquidity from the disposition of our assets, we may seek additional short-term debt or alternative financing depending on the amount of net proceeds generated from the disposition of assets and the relative attractiveness and availability of debt financing and other factors.

Accounts Payable and Accrued Taxes.

As of December 31, 2010, our consolidated balance sheets include $4.0 million of unpaid accounts payable and $4.2 million of accrued property taxes for our real estate owned.  A significant portion of the accounts payable balance relates to legal fees incurred in connection with the Conversion Transactions, our proposed initial public offering and various litigations.  We anticipate that the majority of property taxed due will be paid from the proceeds derived from the sale of the related assets.

Dividends and Other Distributions

We also require liquidity to fund dividends out of legally distributable funds to our stockholders. We will also require liquidity to pay a one-time dividend of $0.95 per share of Class B common stock, or the Special Dividend, to the holders of all issued and outstanding shares of Class B common stock on 12-month anniversary of the consummation of an initial public offering, subject to the availability of legally distributable funds at that time. We intend to declare and pay dividends from time to time on the outstanding shares of our common stock from funds legally available (if any) for that purpose. Distributions to members were $16.9 million and zero for the years ended December 31, 2009 and 2010, respectively.  Given our borrowers’ inability to secure financing to repay loans and the number of loans currently in default, the non-performing nature of our portfolio has had, and is expected to continue to have, an adverse impact on our earnings, as well as create a cash shortfall for the payment of distributions to the shareholders.

In the future, we may use up to 30% of the net proceeds of an initial public offering to redeem shares of our Class C common stock at the initial public offering price, less selling commissions and discounts paid or allowed to the underwriters in an initial public offering.

Sources of Liquidity

We expect our primary sources of liquidity over the next twelve months to consist of the proceeds generated from the disposition of our existing assets (including loans and REOs), which we project will net approximately $89.4 million in cash, and if we are able to complete one or more debt or equity offerings, the proceeds of those offerings. We anticipate redeploying these proceeds to acquire various performing real estate related assets, which will generate periodic liquidity from cash flows from dispositions of these loans through sales and loan participations as well as interest income. In addition to the disposition of our existing assets, we expect to address our liquidity needs by periodically accessing the capital markets, lines of credit and credit facilities which may become available to us.

Historically, our sources of liquidity consisted primarily of investments by members of the Fund, sales of participations in loans, interest income and loan payoffs from borrowers, and disposition of REO assets. We have at times in past accessed bank lines of credit, though we have not historically relied on significant leverage or bank financing to fund our operations or investments. We discuss our primary expected future and historical sources of liquidity in more detail below.

If we are unable to achieve our projected sources of liquidity from either equity capital from this offering or from the disposition of REO and loan assets, we would not be able to purchase the target assets and it is unlikely that we would be able to achieve our investment income projections.

Equity Issuances

We intend to raise equity capital through accessing the equity or debt capital markets from time to time in the future. We historically addressed liquidity requirements in substantial part through member investments and reinvestments, but effective October 1, 2008, we elected to suspend the acceptance of any additional member investments and the ability of the members to reinvest earnings that may have otherwise been distributed to them. We accordingly do not consider new member investment to be a current source of liquidity.

Participations and Whole Loans Sold

In connection with our new business strategy, we anticipate disposing of a significant portion of our existing loans over the next 12 to 24 months, individually or in bulk. However, there can be no assurance that such assets will be sold at a price in excess of the current carrying value of such assets, net of valuation allowances. As of December 31, 2010, all loans were classified as held for sale. We expect future investments in mortgages to be held for sale or participation. See the discussion under the heading “Mortgage Loans, Participations and Loan Sales,” above.

As of December 31, 2010, all of our loans are available for sale.  We are actively marketing these loans to prospective buyers and are generally receptive to valid reasonable offers.  Because our loans are reported at current fair value, we expect to identify buyers and dispose of a significant portion of these loans over the next 12 months.  We are projecting that we will generate approximately $43.8 million from loan sales, net of selling costs and foreclosure costs over the next 12 months.  Moreover, we estimate that the proceeds from the sale of loans will be reduced by approximately $5.8 million relating to the payment of related property taxes on such loans that are not recorded in our financial statements as of December 31, 2010.

Disposition of Real Estate Owned

The sale of REO assets creates liquidity for us. During the year ended December 31, 2009, we received proceeds totaling $1.1 million from the sale of real estate. During the year ended December 31, 2010, we sold certain REO assets for $4.7 million and recognized a loss on disposition of real estate of $1.2 million. Additionally, we are holding REO assets for sale with carrying values of $12.1 million and $31.8 million as of December 31, 2009 and December 31, 2010, respectively. As development of certain real estate projects is completed, we anticipate that proceeds from the disposition of real estate will increase in the future. In connection with our new business strategy, we anticipate disposing of a significant portion of our existing REO assets, individually or in bulk, over the next 12 to 24 months. However, there can be no assurance that such real estate will be sold at a price in excess of the current carrying value of such real estate.

The majority of our REO’s are held for sale.  We are actively marketing several of these assets to prospective buyers and are generally receptive to valid, reasonable offers made on our assets held for sale.  Because our assets held for sale are reported at current fair value, we expect to identify buyers and dispose of a significant portion of these assets over the next 12 months.  We are projecting that we will generate approximately $33.5 million from REO sales, net of selling costs, over the next 12 months.

Loan Payments

The repayment of a loan at maturity creates liquidity. During the years ended December 31, 2008, 2009 and 2010, we received loan principal payments totaling $36.4 million, $10.6 million and $8.5 million, respectively. Excluding loan balances past scheduled maturity, our loans have scheduled maturities through 2011 totaling $40.0 million. However, due to the state of the economy and the compressed nature of the real estate, credit and other markets, loan defaults have continued to rise and are expected to rise further and there can be no assurance that any part of these loans will be repaid, or when they will be repaid. As we acquire new loans in connection with our new business strategy, we anticipate that the collateral securing such loans and the related terms will allow for timely payoff or that liquidity will be generated from the sale or participation of such loans. As of December 31, 2010, we are projecting that we will collect $6.4 million in principal and interest payments from existing borrowers.

Loan Origination Fees

In the case of an extension of the maturity of a loan, we typically charge the borrower a fee for re-evaluating the loan and processing the modification. Borrowers do not customarily pay this fee out of their own funds, but instead usually pay the fee out of available loan proceeds, or by negotiating an increase in the loan amount sufficient to pay the fee. However, to the extent that we extended a loan in the past, we did not generate liquidity because the Manager, and not the Fund, received the modification fee, if any. After consummation of the Conversion Transactions, we will receive any origination or modification fees.

Investment Income

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

During the years ended December 31, 2008, 2009 and 2010, we recognized $16.8 million, $3.8 million and $11,000, respectively, in mortgage loan interest which was satisfied by the use of unfunded interest reserves, which represented approximately 26%, 18% and 1% of total mortgage loan income, respectively. Additionally, during the years ended December 31, 2008, 2009 and 2010, we recognized $19.7 million, $8.2 million and zero, respectively, in mortgage loan interest which was satisfied by the use of funded interest reserves, which represented approximately 30%, 38% and 0% of total mortgage loan income, respectively.

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

We anticipate generating investment income of $3.4 million over the next 12 months from January 1, 2011 to December 31, 2011, provided we achieve our projections for sources of liquidity.  Our projection of investment income is based upon the assumption that the net proceeds available for investment, coupled with the cash generated from the disposition of assets (which we assume will occur ratably over the 12-month term), will be redeployed evenly over the 12-month period into income producing assets, net of presumed maturities, generating an estimated average annualized yield of 15% on target assets.  This amount, coupled with income from existing performing assets totaled the amount reflected in the liquidity table.  The actual amount of investment income will depend on the actual timing of the disposition of existing assets, actual redeployment of cash proceeds, actual yields on such investments, actual maturities and similar variables.

Anticipated Tax Benefits

Because of the significant declines in the real estate markets in recent years, we believe we will have approximately $251.7 million of built-in unrealized tax losses in our portfolio of loans and REO assets. Subject to certain limitations, these built-in losses may be available to reduce or offset future taxable income and gains related to the disposition of our existing assets and may allow us to reduce taxable income from future transactions. Our ability to use our built-in losses is subject to various limitations. For example, there will be limitations on our ability to use our built-in losses or other net operating losses if we undergo a “change in ownership” for U.S. federal income tax purposes. To the extent we are able to reduce tax payable through the use of our built-in losses, the amount of reduction will be available to be deployed in new fund investment in additional assets, pay distributions to our stockholders in the form of dividends or address other liquidity requirements.

Borrowing

See the discussion under the heading “Interest Expense” for a discussion of items relating to borrowing as a source of liquidity.

Until we generate additional liquidity from dispositions of assets, we may seek to obtain additional short-term debt or alternative financing, depending on the amount of proceeds generated from the disposition of assets and the relative attractiveness and availability of debt financing and other factors.

Cash Flows for the years ended December 31, 2008, 2009 and 2010

Cash Provided By (Used In) Operating Activities.

Cash provided by operating activities was $49.2 million and $13.4 million for the years ended December 31, 2008, and 2009, respectively and cash used in operating activities was $19.6 million for the year ended December 31, 2010. Cash provided by (used in) operating activities includes the cash generated from interest and other mortgage income from our loan portfolio, offset by amounts paid for management fees to the Manager and interest paid on participated loans to the Manager for short-term borrowings, and to banks for notes payable. The decrease in the 2009 period over the 2010 period amount is attributed to the decrease in the income-earning loans in our loan portfolio and resulting mortgage income.

Cash Used In (Provided By) Investing Activities.

Net cash used by investing activities was $180.7 million and $21.2 million for the years ended December 31, 2008 and 2009, respectively, and cash provided by investing activities was $9.2 million for the year ended December 31, 2010. We decreased the amount expended on real estate held for development ($2.5 million as compared to $1.6 million during the year ended December 31, 2009 and 2010, respectively). We also generated $4.7 million from the sale of certain of our REO and utilized $3.3 million in connection with acquisition of the Manager during the year ended December 31, 2010. No such amounts were incurred in the corresponding period in 2009. The change in net cash used by investing activities was also attributable to a decrease in the number and amount of mortgage loan fundings ($239.9 million, $30.3 million and $1.7 million during the years ended December 31, 2008, 2009 and 2010, respectively), coupled with a decrease in loan paydowns during the same periods ($36.4 million, $10.6 million and $6.7 million during the years ended December 31, 2008, 2009 and 2010, respectively). We generated $31.3 million in proceeds from the sale of a whole loan in 2008 and $1.1 million from the sale of real estate assets in 2009. During the year ended December 31, 2010, we generated $4.5 million in proceeds from the sale of loans and REO assets.  Additionally, we invested $8.6 million, $2.5 million and $1.6 million in REO assets during the years ended December 31, 2008, 2009 and 2010, respectively.

Cash Provided By (Used In) Financing Activities.

Net cash provided (used) by financing activities was $81.7 million, ($15.1) million and $10.2 million for the years ended December 31, 2008, 2009 and 2010, respectively. The majority of the change in cash from financing activities resulted primarily from an increase in the member redemptions of the Fund and the member distributions of the Fund, which totaled $164.7 million, $16.7 million and $0 for the years ended December 31, 2008, 2009 and 2010, respectively. The change in net cash from financing activities was exacerbated by a decrease in the sale of Fund membership units, totaling $250.9 million during the years ended December 31, 2008, as compared to none in 2009 and 2010.

Also contributing to cash flows from financing activities in the year ended December 31, 2009 was borrowings from the Manager of $6.0 million.  There were no such borrowings in 2008 or 2010. Repayments of these borrowings were $0, $4.4 million and $1.6 million during the years ended December 31, 2008, 2009 and 2010, respectively.

The primary reason for the change in cash flows from financing activities for the year ended December 31, 2010 is the suspension of member distributions of the Fund during the reporting period ($16.7 million and $0 during the year ended December 31, 2009 and 2010, respectively). Also, we generated proceeds from notes payable of $16.0 million for the years ended December 31, 2010 as compared to none in 2009. We also repaid borrowings totaling $4.1 million during the year ended December 31, 2010.

Contractual Obligations

The contractual obligation as of December 31, 2009 consisted of a note of $4.1 million with an interest rate of 12.0% per annum and a maturity date of December 31, 2012.  We entered into a settlement agreement in connection with certain litigation that requires us to purchase certain golf memberships attributed to certain residential lots we own that were acquired through foreclosure in 2008.

We assumed certain obligations in connection with the Conversion Transactions.  The financial obligations to the Manager under the Fund’s operating agreement (through June 18, 2010, the effective date of the Conversion Transactions), the lease obligations on the space applicable to our headquarters, the contingent liability to broker-dealers and funding commitments to borrowers as of December 31, 2010, as described elsewhere in this Form 10-K, reflect our contractual obligations as of such date.

The effect of these obligations as of December 31, 2010 is as follows (amounts in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years

Principal Payments for Long-Term Debt Obligations (1)	$16,458	$9,125	$7,333	$-	$-
Interest Payments (1)	2,396	1,752	644	-	-
Funding commitments to borrowers	11,468	11,468	-	-	-
Operating Lease Obligations (2)	5,026	879	2,272	1,525	349
Consulting fee (3)	5,745	1,245	3,000	1,500	-
Contingent liability to broker-dealers (4)	23	23	-	-	-
Total	$41,115	$24,492	$13,249	$3,025	$349

(1) Includes principal and interest on outstanding debt balances as of December 31, 2010 based upon the applicable interest rates and applicable due dates ranging between 2011 and 2013.

(2) Includes lease obligations for our office space and equipment.  Based on a rent deferral arrangement with our landlord, we were paying 50% of the monthly rental obligation on our office space and deferring the balance through December 2009. The December 2010 obligation includes $67,000 of past-due payments and 2011 obligation includes $96,000 of past-due payments.

(3) Consulting fee for NWRA at $125,000 per month (starting March 2011) for four years (which may be subject to termination under certain conditions) and an exploratory business development venture (Infinet) for the period of January 1 to April 30, 2011 at $30,000 per month.

(4) Contingent liability to broker-dealers represents 50% of any amount that would have been due to the Manager for its 25% share of any gains above the investment basis resulting from the sale of assets or collection of default fees and penalties from borrowers.

The Manager also engaged a consulting firm to assist in the identification of financing and capital raising alternatives for a monthly fee of $32,500.  Additionally, the consulting firm will be entitled to a one-time fee of $1.5 million if during the consulting term we either (i) raise $50 million or more in the aggregate of debt or equity capital or (ii) list our securities on a national securities exchange. In addition, if neither the capital raise nor the listing occurs and either our Chief Executive Officer or President is terminated, we agree to pay the consultant $1.5 million. Further, if we raise equity securities capital raises exceeding $100 million (in one or a series of transactions) during the consulting term, we expect to pay the consulting firm a one-time fee of $0.8 million, and if we raise debt securities capital exceeding $100 million (in one or a series of transactions) during the consulting term, we expect to pay the consulting firm a one-time fee of $0.5 million. This contract is cancelable by either party upon 30 day written notice, subject to certain surviving payment obligations. Due to the uncertainty of the amount or timing of an initial public offering, this obligation is not reflected in the preceding table.

Other than the aforementioned commitments, we had no other contractual obligations as of December 31, 2010.

Off-Balance Sheet Arrangements

For certain loans, upon their initial funding, a reserve for future interest payments is deposited into a controlled disbursement account in the name of the borrower for our benefit. These accounts, which are held in the name of the borrowers, are not included in the consolidated balance sheets. As of December 31, 2010, there was $0.1 million of such amounts outstanding. We did not have any other off-balance sheet arrangements.

Critical Accounting Policies

Our financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. Critical accounting policies for us include revenue recognition, valuation of loans and REO assets, contingencies, accretion of income for loans purchased at discount, income taxes, and stock-based compensation.

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

We do not generally reverse accrued interest on loans once they are deemed to be impaired and placed in non-accrual status. In conducting our periodic valuation analysis, we consider the total recorded investment for a particular loan, including outstanding principal, accrued interest and estimated foreclosure costs when computing the amount of valuation allowance required. As a result, our valuation allowance may increase based on interest income recognized in prior periods, but subsequently deemed to be uncollectible as a result of our valuation analysis.

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

Rental income arising from operating leases in recognized on a straight-line basis over the life of the lease.

Sales of real estate related assets are recognized in full in accordance with applicable accounting standards only when all of the following conditions are met: 1) the sale is consummated, 2) the buyer's has demonstrated a commitment to pay and the collectability of the sales price is reasonably assured, 3) if financed, the receivable from the buyer is collateralized by the property and is subject to subordination only by an existing first mortgage and other liens on the property, and 4) the seller has transferred the usual risks and rewards of ownership to the buyer, and is not obligated to perform significant activities after the sale.

Allowance for Credit Losses/Valuation Allowance

A loan is deemed to be impaired when, based on current information and events, it is probable that we will be unable to ultimately collect all amounts due according to the contractual terms of the loan agreement and the amount of loss can be reasonably estimated.

Our mortgage loans, which are deemed to be collateral dependent, are subject to an allowance for credit loss or valuation allowance based on our determination of the fair value of the subject collateral in relation to the outstanding mortgage balance, including accrued interest and related expected costs to foreclose and sell. We evaluate our mortgage loans for impairment losses on an individual loan basis, except for loans that are cross collateralized within the same borrowing group. For such loans, we perform both an individual evaluation as well as a consolidated evaluation to assess our overall exposure for such loans. As such, we consider all relevant circumstances to determine impairment and the need for specific valuation allowances. In the event a loan is determined not to be collateral dependent, we measure the fair value of the loan based on the estimated future cash flows of the note discounted at the note’s contractual rate of interest.

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

Fair Value

Fair value estimates are based upon certain market assumptions and pertinent information available to management. As of the dates of the balance sheets, the respective carrying value of all balance sheet financial instruments approximated their fair values. These financial instruments include cash and cash equivalents, mortgage investments, accrued interest, and notes payable. Fair values of cash equivalents and notes payable are assumed to approximate carrying values because these instruments are short term in duration or are deemed to be at current market rates.

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

We generally select a fair value within a determinable range as provided by the valuation firm, unless we or the borrower have received a bona fide written third party offer on a specific loan or underlying collateral. In determining a single best estimate of value from the range provided, we consider the macro and micro economic data provided by the third party valuation specialists, supplemented by management’s knowledge of the specific property condition and development status, borrower status, level of interest by market participants, local economic conditions, and related factors. Based on our analysis of the factors described above as of December 31, 2009, we selected the high end of the range for purposes of assessing fair value for loans other than those for which a bona fide third-party offer was received. Had we selected the low end of the range for such properties, the fair value would have been reduced by approximately $46.1 million as of December 31, 2009. Based on our analysis as of December 31, 2010, for each of the Company’s loans not supported by recent bona fide independent third-party purchase offers or those assets which were supported by specific circumstances in using either the high or low end value, management generally concluded that the values slightly above the low end of the range (i.e., 25% of the valuation spread over the low end value) were more representative of fair values than any other point in the range. Had we selected the low end of the range for all such properties, the fair value would be been reduced by approximately $3.3 million.

As an alternative to the third party valuations obtained, we generally utilize bona fide written third party offer amounts received in cases in which the offer exceeds the valuation conclusion reached by the independent valuation firms (or may be lower than valuation conclusion if the offer is representative of an actual transaction that is expected to close) because, in the opinion of management, such offers are more reflective of the current market and indicative of fair value from direct market participants. When deemed appropriate, the offer amounts utilized are discounted to allow for potential changes in our on-going negotiations. Had we utilized the third party valuations rather than the offer amounts, our provision for credit loss would have increased (in relation to the high end of the valuation range) by approximately $10.1 million for the year ended December 31, 2009 and would have decreased by $2.8 million for the year ended December 31, 2010.

In the aggregate, our estimate of the fair value of our loans exceeded the low end range of third party valuation amounts by $58.1 million and $0.6 million at December 31, 2009 and 2010, respectively.

See additional discussion under the heading “Allowance for Credit Loss/Valuation Allowance and Fair Value Measurement” in this Form 10-K for further discussion regarding valuation assumptions utilized and conclusions reached.

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

If management undertakes a specific plan to dispose of real estate own within twelve months and the real estate is transferred to held for sale status, the fair value of the real estate may be less than the estimated future undiscounted cash flows of the property when the real estate was held for development, and that difference may be material. See additional discussion under the heading “Real Estate Owned Asset Valuation” in this prospectus for further discussion regarding valuation assumptions utilized and conclusions reached.

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

Stock-Based Compensation

Our 2010 Stock Incentive Plan provides for awards of stock options, stock appreciation rights, restricted stock units and other performance based awards to our officers, employees, directors and certain consultants. The maximum number of shares of common stock that may be issued under such awards shall not exceed 1,200,000 common shares, subject to increase to 1,800,000 shares after an initial public offering. We measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. No awards have been granted under this plan as of December 31, 2010.

Income Taxes

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

Recent Accounting Pronouncements

Changes to accounting principles generally accepted in the United States of America (U.S. GAAP) are established by the Financial Accounting Standards Board (FASB) in the form of accounting standards updates (ASUs) to the FASB’s Accounting Standards Codification.

We consider the applicability and impact of all ASUs. ASUs not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on our consolidated financial position and results of operations.

In October 2009, the FASB issued ASU No. 2009-13, "Revenue Recognition (Topic 605): Multiple Deliverable Revenue Arrangements." ASU No. 2009-13 eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method and expands the disclosures related to multiple-deliverable revenue arrangements. ASU No. 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier adoption permitted. The adoption of ASU No. 2009-13 will not have a material impact on our results of operations or our financial position.

In January 2010, the FASB issued ASU No. 2010-06, "Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements." ASU 2010-06 requires new disclosures regarding transfers in and out of the Level 1 and 2 and activity within Level 3 fair value measurements and clarifies existing disclosures of inputs and valuation techniques for Level 2 and 3 fair value measurements. ASU 2010-06 also includes conforming amendments to employers' disclosures about postretirement benefit plan assets. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosure of activity within Level 3 fair value measurements, which is effective for fiscal years beginning after December 15, 2010, and for interim periods within those years. We have adopted ASU 2010-06 and our fair value information reflects the required disclosures.

In February 2010, the FASB issued ASU 2010-09, "Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements." ASU 2010-09 requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement that an SEC filer disclose the date through which subsequent events have been evaluated. ASC 2010-09 was effective upon issuance. The adoption of this standard had no effect on our results of operation or our financial position.

In April 2010, the FASB issued ASU 2010-13, "Compensation - Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades." ASU 2010-13 provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity's equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in ASU 2010-13 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The adoption of this standard will not have an effect on our results of operation or our financial position.

In December 2010, the FASB issued ASU 2010-29, "Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations." ASU 2010-29 provides amendments to Topic 805 to specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. We have presented ASU 2010-29 and our supplemental pro forma disclosures of business combinations that occurred in 2010 in conformity with this accounting guidance.

In July 2010, the FASB issued ASU No. 2010-20, "Receivables (Topic 310) - Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses." ASU 2010-20 requires entities to provide disclosures designed to facilitate financial statement users' evaluation of (i) the nature of credit risk inherent in the entity's portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses and (iii) the changes and reasons for those changes in the allowance for credit losses. Disclosures must be disaggregated by portfolio segment, the level at which an entity develops and documents a systematic method for determining its allowance for credit losses, and class of financing receivable, which is generally a disaggregation of portfolio segment. The required disclosures include, among other things, a rollforward of the allowance for credit losses as well as information about modified, impaired, nonaccrual and past due loans and credit quality indicators. ASU 2010-20 became effective for our financial statements as of December 31, 2010, as it relates to disclosures required as of the end of a reporting period. Disclosures that relate to activity during a reporting period will be required for our financial statements that include periods beginning on or after January 1, 2011. We have not evaluated the impact of the adoption of this standard on our results of operations or our financial position. However, we do not believe the adoption of this standard will have a material impact on our consolidated financial statements since our current disclosures include substantially all such required disclosures.

In January 2011, the FASB issued ASU 2011-01, "Receivables (Topic 310) - Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20," temporarily deferred the effective date for disclosures related to troubled debt restructurings to coincide with the effective date of a ASU 2011-02, which is effective for periods ending after June 15, 2011.

Similarly, in April 2011, the FASB issued ASU 2011-02, "Receivables (Topic 310) – A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring." ASU 2011-02 requires that in evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that both of the following exist (i) the restructuring constitutes a concession and (ii) the debtor is experiencing financial difficulties.  Disclosure should include the total amount of the receivable and the allowance for credit losses as of the end of the period of adoption.  Disclosures that relate to activity during a reporting period will be required for our financial statements that include periods beginning on or after June 15, 2011.  We have not evaluated the impact of the adoption of this standard on our results of operations or our financial position. However, we do not believe the adoption of this standard will have a material impact on our consolidated financial statements.

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

Our analysis of risks is based on our management’s and independent third parties’ experience, estimates, models and assumptions. These analyses rely on models which utilize estimates of, among other things, fair value and interest rate sensitivity. Actual economic conditions or implementation of decisions by our management may produce results that differ significantly from the estimates and assumptions used in our models and the projected results discussed in this Form 10-K.

As a result of the economic decline and market disruptions, we believe there are severe restrictions on the availability of financing in general and concerns about the potential impact on credit availability, liquidity, interest rates and changes in the yield curve. While we have been able to meet all of our liquidity needs to date, there are still concerns about the availability of financing generally, and specifically about the availability of permanent take-out financing for our borrowers. Due to the decline of the economy and real estate and credit markets and our intent to proactively pursue foreclosure of loans in default so we can dispose of REO assets, we anticipate defaults and foreclosures to continue, which will likely result in continuing high levels of non-accrual loans and REO assets, which are generally non-interest earning assets. Further, the timing and amount received from the ultimate disposition of those assets cannot be determined given the current state of the U.S. and worldwide financial and real estate markets.

Our assets consist primarily of short-term commercial mortgages, real estate held for development, interest and other receivables and cash and cash equivalents. The principal balance on our aggregate investment in mortgage loans was $544.4 million and $417.3 million at December 31, 2009 and 2010, respectively (before the $ $330.4 million and $294.1 million allowance for credit loss, respectively). Our loans historically have had original maturities between six and 18 months. However, with the general lack of permanent take-out financing available to our borrowers, we have modified certain loans to extend the maturity dates to two years or longer. At December 31, 2010, the weighted average remaining scheduled term of our outstanding loans was 18.1 months (excluding loans past their scheduled maturity at December 31, 2010), with 54.0% of the loans at fixed interest rates and 46.0% of our loans at variable interest rates. However, it is management’s intention to actively market and sell such loans. At December 31, 2010, the weighted average rate on our fixed rate portfolio was 9.51% per annum and was 13.10% per annum on our variable rate portfolio tied to the Prime interest rate. The weighted average interest rate on all of our loans was 11.16% per annum at December 31, 2010.

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

Interest Rate Risk

Interest rates are highly sensitive to many factors, including fiscal and monetary policies and domestic and international economic and political considerations, as well as other factors beyond our control. We will be subject to various interest rate risks in connection with our assets and our related financing obligations. Although we currently do not intend to use a material amount of leverage to finance our investments, we may in the future use various forms of financing to acquire our target assets, including, but not limited to, repurchase agreements, resecuritizations, securitizations, warehouse facilities, bank and private credit facilities (including term loans and revolving facilities) and borrowings under government sponsored debt programs. We may mitigate interest rate risk through utilization of hedging instruments, including, but not limited to, interest rate swap agreements. Interest rate swap agreements are intended to serve as a hedge against future interest rate increases on our borrowings.

At December 31, 2010, 46.0% of our portfolio consisted of variable rate loans with a weighted average interest rate of 13.10% per annum, all of which are indexed to the Prime rate. Each outstanding variable rate loan had an interest rate floor and no interest rate ceiling. Accordingly, if the Prime rate was to increase during the life of these loans, and the loans were performing, interest rates on all of these loans would adjust upward. Conversely, if the Prime rate were to decrease, the interest rate on any particular loan would not decline below the applicable floor rate, which is typically the original interest rate at the time of origination.

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

Extension Risk

We will compute the projected weighted-average life of our assets based on assumptions regarding the rate at which borrowers will prepay the mortgages. In general, when we acquire a fixed-rate, adjustable-rate or hybrid mortgage backed securities, we may, but are not required to, enter into an interest rate swap agreement or other hedging instrument that effectively fixes our borrowing costs for a period close to the anticipated average life of the fixed-rate portion of the related assets. This strategy is designed to protect us from rising interest rates because the borrowing costs are fixed for the duration of the fixed-rate portion of the related assets.

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

Historically, due to the short-term maturities of our loans and the existence of interest rate floors on our variable rate loans, market fluctuations in interest rates generally had not affected the fair value of our loans. However, given the significant decline in the fair value of the underlying real estate collateral securing our loans and the lack of available permanent take-out financing, we have experienced a significant increase in loans in default and loans placed in non-accrual status that has adversely affected our operating results and is expected to continue to do so in the future. At December 31, 2009 and 2010, the percentage of our loan principal in default status was 97.1% and 97.6%, respectively, and the percentage of our loan principal in non-accrual status was 96.0% and 97.6%, respectively.

Significant and sustained changes in interest rates could also affect our operating results. If interest rates decline significantly, some of the borrowers could prepay their loans with the proceeds of a refinancing at lower interest rates. Assuming we could not replace these loans with loans at interest rates similar to those that were prepaid (which, given our current status of not funding loans, is likely the case), prepayments would reduce our earnings and funds available for dividends to stockholders. On the other hand, a significant increase in market interest rates could result in a slowdown in real estate development activity, which could reduce the demand for our real estate loans and the collateral securing the loans. Due to the complex relationship between interest rates, real estate investment and refinancing possibilities, we are not able to quantify the potential impact on our operating results of a material change in our operating environment other than interest rates. However, assuming our December 31, 2010 portfolio remained unchanged for one year, a 100 basis point increase or decrease in the Prime rate would cause our portfolio yield to remain unchanged at 11.16% per annum. The result is due to the interest rate floor contained in our variable rate loans and current Prime rate. The following table presents the impact on annual interest income, assuming all loans were performing (however, substantially all of ours loans are in non-accrual status), based on changes in the Prime rate:

	(in thousands)
	December 31, 2010 Portfolio Information
	Fixed Rate	Variable Rate	Total
Outstanding Balance	$225,204	$192,136	$417,340
Current Weighted Average Yield	9.51%	13.10%	11.16%
Annualized Interest Income	$21,422	$25,165	$46,587

				Pro-forma	Change
Increase in Prime Rate:	Change in Annual Interest Income			Yield	In Yield
	Fixed Rate	Variable Rate	Total
0.5% or 50 basis points	$-	$-	$-	11.16%	0.00%
1.0% or 100 basis points	$-	$-	$-	11.16%	0.00%
2.0% or 200 basis points	$-	$4	$4	11.16%	0.00%

Decrease in Prime Rate:
0.5% or 50 basis points	$-	$-	$-	11.16%	0.00%
1.0% or 100 basis points	$-	$-	$-	11.16%	0.00%
2.0% or 200 basis points	$-	$-	$-	11.16%	0.00%

As of December 31, 2010, over 97.6% of the principal balance of our loans is in non-accrual status. As such, the change in interest income reflected in the foregoing table, although negligible, would be unlikely to be realized upon a change in interest rates.

The following tables contain information about our mortgage loan principal balances as of December 31, 2010, presented separately for fixed and variable rates and the calendar quarters in which such mortgage investments mature.

Loan Rates:	Matured	Q1 2011	Q2 2011	Q3 2011	Q4 2011	Q1 2012	Q3 2012	Q3 2013	Total
	(in thousands)
Variable	$186,910	$1,294	$-	$-	$3,932	$-	$-	$-	$192,136
Fixed	93,412	-	1,201	1,100	32,445	2,000	94,662	384	225,204
	$280,322	$1,294	$1,201	$1,100	$36,377	$2,000	$94,662	$384	417,340
Less: Valuation Allowance									(294,140)
Net Carrying Value									$123,200

As of December 31, 2009 and 2010, we had cash and cash equivalents totaling $1.0 million (or 0.25% of total assets) and $0.8 million (or 0.3% of total assets), respectively, all of which were held in bank accounts or highly liquid money market accounts or short-term certificates of deposit. We have historically targeted between 3% and 5% of the principal balance of our outstanding portfolio loans to be held in such accounts as a working capital reserve. However, our actual deployment in the future may vary depending on a variety of factors, including the timing and amount of debt or capital raised and the timing and amount of investments made. We believe that these financial assets do not give rise to significant interest rate risk due to their short-term nature.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The information required by this section is contained in the Consolidated Financial Statements of IMH Financial Corporation and Report of BDO USA, LLP, Independent Registered Certified Public Accounting Firm, beginning on Page F-1.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 9A.	CONTROLS AND PROCEDURES.

Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report (the "Evaluation Date"). Based on this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to IMH required to be disclosed in our Securities and Exchange Commission ("SEC") reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to IMH's management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our most recently completed fiscal quarter. Based on that evaluation, our principal executive officer and principal financial officer concluded that there has not been any change in our internal control over financial reporting during that quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

IMH’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  IMH's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. IMH's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of IMH; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of IMH are being made only in accordance with authorizations of management and directors of IMH; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of IMH's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

IMH's management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), assessed the effectiveness of IMH's internal control over financial reporting as of December 31, 2010, utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on the assessment by IMH's management, we determined that IMH's internal control over financial reporting was effective as of December 31, 2010.

This report does not include an attestation report of IMH’s registered public accounting firm regarding internal control over financial reporting, as permitted by the transition rules of the SEC.

Item 9B.	OTHER INFORMATION.

None

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

OUR DIRECTORS, OFFICERS AND KEY EMPLOYEES

Our directors, executive officers and key employees are below:

Name	Age	Title

Shane C. Albers	42	Chairman of our Board and Chief Executive Officer
William Meris	44	President and Director
Steven Darak	63	Chief Financial Officer, Director, Treasurer and Secretary
Theresa Guske	45	Senior Vice President – Loan Management
Brian Peterson	32	Senior Vice President - Investments

The following sets forth biographical information concerning our directors, executive officers and certain other key employees.

Shane C. Albers: Chief Executive Officer
Mr. Albers, 42, has served as the Chairman of our board of directors and our Chief Executive Officer since our inception in 2003 and served as the Chief Executive Officer of Investors Mortgage Holdings, Inc. from 1996 until 2003.  Mr. Albers founded IMH Secured Loan Fund, LLC in 2003 and Investors Mortgage Holdings Inc. in 1997 and their affiliates, and was the Chairman and Chief Executive Officer of the Manager since 1997. Mr. Albers is responsible for the strategic positioning and the execution of our corporate vision. He chairs the Investment Committee, and is primarily responsible for the development of our corporate investment standards and loan administrative policy. Mr. Albers also oversees and is actively involved in all of our transactions. Mr. Albers has nearly 20 years of experience in banking, title and private lending. Mr. Albers was a founding member of Metro Phoenix Bank, a Phoenix-based commercial bank founded in 2007 and served as a director on its board from 2007 to 2008. Mr. Albers is also currently a member of: the Arizona Association of Mortgage Brokers and the National Association of Mortgage Brokers; the Arizona Private Lenders Association; Social Venture Partners; Vistage International; Urban Land Institute; and the United Way De Tocqueville Society. Mr. Albers holds a Bachelor of Arts degree in Political Science and Communications from the University of Arizona. Mr. Albers has been appointed Chairman of our board of directors based on his combination of industry knowledge, leadership, industry relationships, entrepreneurial experience and broad understanding of the operational, financial and strategic issues that affect us, which he has developed through his role as Chairman and Chief Executive Officer of the Manager and a founder and director of Metro Phoenix Bank.

William Meris: President
Mr. Meris, 44, has served as our President and as a member of our board of directors since our inception in 2003. Mr. Meris was the President of the Manager since 2003. Mr. Meris is one of the original architects of our structure and oversees the relationships with broker-dealers and major investors. Mr. Meris also serves on the Investment Committee. Prior to partnering with Mr. Albers in 2003, Mr. Meris opened and operated three branches of Pacific Coast Mortgage from 2002 to 2003, a residential mortgage company. Prior to that, from 1996 to 2001, Mr. Meris managed private equity funds. During that time Mr. Meris served as chairman of the board and president of several small growth companies, both privately held and publicly-traded on Nasdaq. Mr. Meris is a member of Leadership 100 and the Urban Land Institute. He has been a member of the Board of Managers for the Arizona Rattlers Football Team since 2007 and works with other civic and charitable organizations. Mr. Meris holds a Bachelor of Science degree in Business Administration from Arizona State University. Mr. Meris has been appointed to our board of directors based on the business leadership, corporate strategy, industry relationships and operating expertise he brings to the board of directors, including his extensive experience in building, managing and raising capital through an extensive network of financial advisors and other relationships.

Steven Darak, Chief Financial Officer and Director
Mr. Darak, 63, has been our Chief Financial Officer, Treasurer and Secretary since the consummation of the Conversion Transactions in June 2010 and as a director since April 6, 2011. Mr. Darak was the Chief Financial Officer of the Manager since 2005. Mr. Darak is responsible for all financial reporting and compliance for us and is a member of the Investment Committee. Mr. Darak is a senior finance and information technology executive with public company and private company experience. From 2003 to 2005, Mr. Darak was the Chief Financial Officer and Chief Information Officer for Childhelp USA, a non-profit organization. From 2002 to 2003, Mr. Darak was the Chief Executive Officer and co-owner of RFSC, Inc., a manufacturer of custom wood products. Prior to that, from 1994 to 2002, he was Senior Vice President and the Chief Financial Officer of DriveTime Corporation (formerly Ugly Duckling Corporation), at the time a publicly-held automobile finance and sales company with annual revenue in excess of $500 million. Mr. Darak’s experience includes three public stock offerings, nearly thirty securitization transactions, and development and deployment of executive reporting, data warehouse, consumer loan servicing and accounting systems. Mr. Darak’s career also includes serving as the Chief Executive Officer of a community bank from 1988 to 1989 and a consumer finance company from 1989 to 1994. Mr. Darak holds a Bachelor of Science degree in Business Administration from the University of Arizona. He served in the United States Air Force.

Theresa Guske, Senior Vice President — Loan Management
Ms. Guske, 46, has served as our Senior Vice President of Loan Management since 2006. Ms. Guske was the Senior Vice President — Loan Management for the Manager since 1999. Pursuant to policies established by Messrs. Albers and Meris, Ms. Guske is responsible for the management of all loan and construction related activities, including closing, post-closing, construction servicing, and loan administration matters. Ms. Guske is also responsible for loan compliance by borrowers and title companies, and for compliance with the Arizona Department of Financial Institution’s requirements. Ms. Guske’s experience includes over 12 years in commercial real estate finance, as part of her over 20 years of construction administration. In addition, Ms. Guske has previous experience in human resources, accounting, portfolio management, and construction management. Ms. Guske has been employed by us or entities affiliated with the Manager, since 1999 and is a member of the Investment Committee.

Brian Peterson, Senior Vice President — Investments
Mr. Peterson, 32, has served as our Senior Vice President of Investments since 2006. Mr. Peterson was Senior Vice President — Investments of the Manager since 2006. Pursuant to policies established by Messrs. Albers and Meris, Mr. Peterson is the liaison to our network of broker-dealers, and facilitates various investor-related financial matters. Mr. Peterson joined the Manager in 2003 as a finance associate, was named Vice President of Finance in 2005 and Senior Vice President of Investments in 2006. From 2002 to 2003, Mr. Peterson was branch manager for the Scottsdale, Arizona branch of Pacific Coast Mortgage, a residential mortgage brokerage company. Prior to that time, from 2001 to 2002, Mr. Peterson was an investment banking associate for Brockson Capital. From 2000 to 2001, he was a registered representative with Morgan Stanley, where he held Series 7, Series 31, and Series 66 NASD licenses. Mr. Peterson holds a Bachelor of Science degree in Finance from Arizona State University, where he graduated summa cum laude.

Investment Committee
Shane Albers, William Meris, Theresa Guske and Steven Darak currently serve on our Investment Committee.

The Investment Committee meets periodically as needed to discuss investment opportunities and to approve all loans we originate and acquisitions we make. The Investment Committee meets not less often than quarterly; however, there is no minimum requirement for the number of meetings per year. The Investment Committee periodically reviews our investment portfolio and its compliance with our investment policy as described under, and provides our board of directors an investment report at the end of each quarter in conjunction with its review of our quarterly results. From time to time, as it deems appropriate or necessary, our board of directors also will review our investment portfolio and its compliance with our investment guidelines, as well as the appropriateness of our investment guidelines and strategies. For more information and for a description of our investment policy, see the section entitled “Our Business — Our Investment Strategy”

BOARD OF DIRECTORS

Directors
Currently, we have three directors. As discussed above, Messrs. Albers and Meris have been our directors since the consummation of the Conversion Transactions and were previously the directors of the Manager. Mr. Darak was appointed director on April 6, 2011.  None of Mr. Albers, Mr. Meris or Mr. Darak is considered independent under NYSE or SEC rules. See the discussion under the heading “Executive Officers and Key Employees” for a background on Messrs. Albers, Meris and Darak. If we list on a national securities exchange, it is expected that our board of directors will consist of seven members, including at least three independent directors who we expect will be considered independent under NYSE and SEC rules. We are in the process of identifying possible board of director nominees.

Compensation of Directors
Directors who are also our employees, including our executive officers, will not receive compensation for serving on our board of directors. Our directors did not receive any retainer, meeting or other fees or compensation in the years ended December 31, 2009 or 2010 in connection with their service on the Manager’s or our board of directors.
We intend to pay our non-employee directors an annual retainer of $25,000, in addition to $1,000 for each meeting of the board of directors attended in person and $500 for each meeting attended by telephone. Members of our Audit Committee other than the chairperson are expected to receive an additional $5,000 annual retainer and the chairperson of our Audit Committee is expected to receive an additional annual retainer of $15,000. Members of our Compensation Committee and Nominating and Corporate Governance Committee, other than the respective chairpersons thereof, are expected to receive an additional $2,500 annual retainer. We anticipate paying the chairpersons of each of these committees an additional $7,500 annual retainer. In addition, in connection with an initial public offering, we also plan to grant each non-employee director restricted common stock awards under our 2010 Stock Incentive Plan valued at $40,000 based on the initial public offering price of our common stock. In addition, and subject to annual review, we currently plan on granting annual restricted stock awards valued at $20,000 based on the closing price of our common stock on the grant date to each non-employee director for each year of service thereafter. We also reimburse each of our non-employee directors for their travel expense incurred in connection with their attendance at full board of directors and committee meetings.

CORPORATE GOVERNANCE

Corporate Governance Profile
We have structured our corporate governance in a manner we believe closely aligns our interests with those of our stockholders. Notable features of our corporate governance structure include the following:

•	our board of directors is not staggered, with each of our directors subject to re-election annually;
•	we anticipate that at least one of our directors will qualify as an “audit committee financial expert” as defined by the SEC; and
•	we do not have a stockholder rights plan.

Our business is managed by our management team, subject to the supervision and oversight of our board of directors, which has established investment policies described under “Business—Investment Process” for our management team to follow in its day-to-day management of our business. Our directors will stay informed about our business by attending meetings of our board of directors and its committees and through supplemental reports and communications. We expect that independent directors, when appointed, will meet regularly in executive sessions without the presence of our corporate officers or non-independent directors.

Committees of the Board
We anticipate that our board of directors will have three standing committees: the Audit Committee; the Compensation Committee; and the Nominating and Corporate Governance Committee. Each of the committees will consist of two to three directors. If we list on a national securities exchange, will be composed exclusively of independent directors pursuant to the applicable NYSE rules and SEC rules and regulations. Although we intend to seek qualified independent directors to serve on this committee, prior to listing on a national securities exchange we may not have any independent directors on this committee.

Matters put to a vote at any one of our committees will be approved only upon the affirmative vote of a majority of the directors on the committee who are present at a meeting at which there is a quorum or by unanimous written or electronic consent of the directors on that committee. We anticipate that our board of directors will adopt a written charter for the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee, which will be available in print to any stockholder on request in writing to IMH Financial Corporation, 4900 N. Scottsdale Rd., Suite 5000, Scottsdale, Arizona 85251, and on our website at www.imhfc.com under the heading “Investor Relations — Corporate Governance — Committees and Charters.” Our board of directors may from time to time appoint other committees as circumstances warrant. Any new committees will have authority and responsibility as delegated by our board of directors.

Audit Committee
If we list on a national securities exchange, we expect that our Audit Committee will consist of 3 members, each of whom we anticipate will satisfy the independence requirements of the NYSE and the SEC and is “financially literate” as the term is defined by the NYSE corporate governance and listing standards. Although we intend to seek qualified independent directors to serve on this committee, prior to listing on a national securities exchange, we may not have any independent directors on this committee. We expect that the chairperson will be an “Audit Committee financial expert” as such term is defined in Item 407(d)(5) of Regulation S-K promulgated by the SEC and the NYSE corporate governance listing standards.
Among other things, our Audit Committee will oversee our accounting and financial reporting processes, the integrity and audits of our consolidated financial statements, our compliance with financial, legal and regulatory requirements, our ethical behavior, the qualifications, performance and independence of the independent registered public accounting firm and any internal auditors, the preparation of audit committee reports and our overall risk profile. Our Audit Committee will also be responsible for engaging an independent registered public accounting firm, reviewing with the independent registered public accounting firm the plans and results of the audit engagement, approving professional services provided by the independent registered public accounting firm, reviewing the independence of the independent registered public accounting firm, considering the range of audit and non-audit fees and reviewing the adequacy of our internal accounting controls.

Compensation Committee
If we list on a national securities exchange, we expect that our Compensation Committee will consist of three members, each of whom satisfies the independence requirements of the NYSE and the SEC. Although we intend to seek qualified independent directors to serve on this committee, prior to listing on a national securities exchange, we may not have any independent directors on this committee. The principal functions of our Compensation Committee will be to review the compensation payable to the directors, to oversee the annual review of the compensation that we pay to our executive officers, to assist management in complying with our executive compensation disclosure requirements, to produce an annual report on executive compensation to administer our 2010 Stock Incentive Plan and approve the grant of awards under that plan. Our Compensation Committee will have authority to determine the compensation payable to our directors and to grant awards under our 2010 Stock Incentive Plan and solicit the recommendations of our executive officers and outside compensation consultants in evaluating the amount or form of such director compensation or awards. We anticipate that our Compensation Committee may retain a compensation consultant to recommend the amount and form of executive compensation based in part on a comparison to other specialty finance companies.

Compensation Committee Interlocks and Insider Participation
We anticipate that persons who will serve on our Compensation Committee may include current or former officers or employees prior to listing on a national securities exchange. We also expect that none of our executive officers have served as members of the compensation committee of any entity that had one or more executive officers who served on our board of directors or our Compensation Committee. As a result, we expect that there will be no initial compensation committee interlocks in the initial Compensation Committee, but there may be insider participation in compensation decisions that are required to be reported under the rules and regulations of the Exchange Act.

Nominating and Corporate Governance Committee
If we list on a national securities exchange, we expect that our Nominating and Corporate Governance Committee will consist of three members each of whom satisfies the independence requirements of the NYSE and the SEC. Although we intend to seek qualified independent directors to serve on this committee, prior to listing on a national securities exchange, we may not have any independent directors on this committee. Our Nominating and Corporate Governance Committee will recommend to our board of directors future nominees for election as directors and consider potential nominees brought to its attention by any of our directors or officers. We anticipate that the committee will not establish a specific set of minimum qualifications that must be met by director candidates, but in making recommendations will consider candidates based on their backgrounds, skills, expertise, accessibility and availability to serve effectively on our board of directors. Our Nominating and Corporate Governance Committee will also be responsible for evaluating director candidates proposed by stockholders on the same basis that it evaluates other director candidates. Stockholders may submit the candidate’s name, credentials, contact information and his or her written consent to be considered as a candidate to be named the chair of our Nominating and Corporate Governance Committee in care of IMH Financial Corporation, 4900 N. Scottsdale Rd., Suite 5000, Scottsdale, Arizona 85251. The proposing stockholder should also include his or her contact information and a statement of his or her share ownership (how many shares owned and for how long). Our Nomination and Corporate Governance Committee will also recommend the appointment of each of our executive officers to the board of directors and oversee the board of directors' evaluation of management. Further, the committee will make recommendations on matters involving the general operation of our board of directors and its corporate governance, and will annually recommend to our board of directors nominees for each committee of our board of directors. Our Nominating and Corporate Governance Committee will facilitate, on an annual basis, the assessment of our board of directors’ performance as a whole and of the individual directors and report thereon to our board of directors and will also be responsible for overseeing the implementation of, and periodically reviewing, our Corporate Governance Guidelines.

Board Leadership Structure
Mr. Albers is the current Chairman of our board of directors, as well as our Chief Executive Officer. The roles of Chairman of the Board and Chief Executive Officer are separate, but we believe Mr. Albers is best suited to focus on our business strategy, operations and corporate vision in his capacity as our Chief Executive Officer, while simultaneously directing the functions of our board of directors in his capacity as Chairman. Upon completion of a listing on a national securities exchange, we expect that our board of directors will consist of a majority of independent directors as defined by the NYSE and the SEC, and each of the committees of our board of directors will be comprised solely of independent directors.

Risk Oversight
While our management team is responsible for assessing and managing the risks we face, we expect our board of directors to take an active role, as a whole and also at the committee level, in overseeing the material risks we face, including operational, financial, legal and regulatory and strategic and reputational risks. We expect that risks are considered in virtually every business decision and as part of our overall business strategy. We expect our board committees to regularly engage in risk assessment and management as a part of their regular function. The duties of our Audit Committee include discussing with management the major financial risk exposures we face and the steps management has taken to monitor and control such exposures. Our Compensation Committee is responsible for overseeing the management of risks relating to our executive compensation plans and arrangements. Our Nominating and Corporate Governance Committee manages risks associated with corporate governance, including risks associated with the independence of the board and reviews risks associated with potential conflicts of interest affecting our directors and executive officers. While each committee is responsible for evaluating certain risks and overseeing the management of such risks, we expect our entire board of directors to be regularly informed through committee reports about such risks. The board of directors regularly engages in discussion of financial, legal, regulatory, economic and other risks. Because overseeing risk is an ongoing process that is inherent in our strategic decisions, we expect our board of directors to discuss risk throughout the year at other meetings in relation to specific proposed actions. Additionally, our board of directors exercises its risk oversight function in approving the annual budget and quarterly forecasts and in reviewing our long-range strategic and financial plans with management. We believe the leadership structure of our board of directors supports effective risk management and oversight.

Corporate Governance Guidelines
We are committed to establishing and maintaining corporate governance practices which reflect high standards of ethics and integrity. Toward that end, we anticipate that we will adopt a set of Corporate Governance Guidelines to assist our board of directors in the exercise of its responsibilities. Our Corporate Governance Guidelines will be available on our website located at http://www.imhfc.com under the heading “Investor Relations — Corporate Governance — Corporate Governance Guidelines”, respectively, upon completion of an initial public offering. It will also be available in print by writing to IMH Financial Corporation, Attn: Investor Relations, 4900 N. Scottsdale Rd., Suite 5000, Scottsdale, Arizona 85251. Any modifications to the Corporate Governance Guidelines will be reflected on our website.
If we list on a national securities exchange, our board of directors will be comprised of a majority of directors we consider independent under NYSE rules. In order for a director to be considered “independent” under NYSE rules, our board of directors must affirmatively determine that the director satisfies the criteria for independence established by Section 303A of the NYSE Listed Company Manual.

Communications with the Board of Directors
Stockholders who wish to communicate with a member or members of our board of directors may do so by addressing their correspondence to such member or members in care of IMH Financial Corporation Attn: Investor Relations, 4900 N. Scottsdale Rd., Suite 5000, Scottsdale, Arizona 85251. We will forward all such correspondence to the member or members of the board of directors to whom such correspondence was addressed.
Our Audit Committee will establish procedures for employees, stockholders and others to report openly, confidentially or anonymously concerns regarding our compliance with legal and regulatory requirements or concerns regarding our accounting, internal accounting controls or auditing matters. Reports may be made orally or in writing to the chairperson of our Audit Committee or directly to management by contacting us in writing or in person at 4900 N. Scottsdale Rd., Suite 5000, Scottsdale, Arizona 85251, or by telephone at (480) 840-8400.

Director Attendance at Annual Meeting
We do not have an attendance policy, but expect all of our directors to attend our annual meetings.

Code of Business Conduct and Ethics
We expect our board of directors to adopt a code of ethics that applies to our officers, directors and employees and is designed to deter wrongdoing and to promote:

•	honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;
•	full, fair, accurate, timely and understandable disclosure in our SEC reports and other public communications;
•	compliance with applicable governmental laws, rules and regulations;
•	prompt internal reporting of violations of the code to appropriate persons identified in the code; and
•	accountability for adherence to the code.

We anticipate that any waiver of the proposed Code of Business Conduct and Ethics for our executive officers or directors could be made only by our board of directors or our Audit Committee, and will be promptly disclosed as required by law or NYSE regulations.

Item 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Overview
Applicable SEC rules require us to include a narrative discussion of the compensation awarded to, earned by, or paid to our principal executive officer, principal financial officer and certain other highly compensated executive officers in prior years, and to also include disclosure in tabular format quantifying specific elements of compensation for these executive officers, who we refer to as our named executive officers. We did not have any executive officers or employees prior to the June 18, 2010 date of the Conversion Transactions, but have included compensation information for executive officers of the Manager prior to the consummation of the Conversion Transactions. As a result of the Conversion Transactions and the internalization of the Manager, these individuals became our executive officers. The following are the names and titles of the individuals considered to be our named executive officers for the year ended December 31, 2010:

•	Shane Albers, Chairman, Chief Executive Officer and Director;

•	William Meris, President and Director; and

•	Steven Darak, Chief Financial Officer, Corporate Secretary and, effective April 6, 2011, Director.

This Compensation Discussion and Analysis is organized into three principal sections. The first section contains a discussion of certain new compensation programs that we either have established or expect to establish for our named executive officers. The second section describes the compensation paid by the Fund to the Manager for managing the Fund prior to consummation of the Conversion Transactions, as well as certain origination, processing and other related fees the Manager received directly from borrowers on loans funded by the Fund. While these amounts were paid directly to the Manager and not to any of our named executive officers — and as a result are not included in the tables that follow this Compensation Discussion and Analysis — these amounts are discussed here because the Manager was a privately-held corporation that was principally owned by Messrs. Albers, Meris and Darak, our named executive officers. The third section describes the compensation programs in effect for our named executive officers during the year ended December 31, 2010 while they were employees of the Manager and once they became our executive officers following the Conversion Transactions. When reading this section and the following tables, it is important to note that Messrs. Albers, Meris and Darak were the principal stockholders of the Manager and as such also received distributions from the Manager.

Our Intended Compensation Programs
After consummation of the Conversion Transactions and the internalization of the Manager, the executive officers of the Manager (including our named executive officers) became our executive officers and are now compensated directly by us. Following the consummation of the Conversion Transactions, we have continued to pay our named executive officers at the same base salary levels as in effect before the Conversion Transactions. If we list on a national securities exchange, we anticipate appointing three members to our Compensation Committee who will each satisfy the independence requirements of the NYSE and SEC rules. The independent members of our Compensation Committee would then be responsible for developing an appropriate executive compensation program for us in connection with our transition to becoming a publicly traded corporation. Although we intend to seek independent qualified directors to serve on this committee prior to listing on a national securities exchange, we may not have any independent directors on this committee prior to such listing. Mr. Albers, Mr. Meris and Mr. Darak will not be members of our Compensation Committee after listing on a national securities exchange. In their roles as our Chief Executive Officer and President, respectively, Messrs. Albers and Meris will be expected to make recommendations to our Compensation Committee regarding the compensation of our other executive officers and general competitive market data, but will not participate in any Compensation Committee discussions relating to the final determination of their own compensation.

Restrictions on Shares of Class B-4 Common Stock
Messrs. Albers and Meris received shares of Class B-4 common stock in exchange for their ownership interests in the Manager and Holdings, which are subject to additional four-year restrictions on transfer that expire on June 18, 2014. The transfer restrictions will terminate earlier if, any time after five months from the first day of trading on a national securities exchange, either our market capitalization (based on the closing price of our common stock) or our book value will have exceeded approximately $730.4 million (subject to upward adjustment by the amount of any net proceeds from new capital raised in an initial public offering or otherwise, and to downward adjustment by the amount of any dividends or distributions paid on membership units of our securities before or after June 18, 2010). As of September 30, 2008, the quarter end immediately prior to the suspension of redemptions, approximately $730.4 million was the net capital of the Fund. The additional transfer restrictions will also terminate if the restrictions on the Class B common stock are eliminated as a result of a change of control of the shares of Class B common stock under our certificate of incorporation, or if after entering into an employment agreement approved by our Compensation Committee, the holder’s employment is terminated without cause as defined in his new employment agreement. Unless we have both (i) raised an aggregate of at least $50 million in one or more transactions through the issuance of new equity securities, new indebtedness with a maturity of no less than one year, or any combination thereof, and (ii) completed a listing on a national securities exchange, then in the event of our liquidation, no portion of the proceeds from the liquidation will be payable to the shares of Class B-4 common stock until such proceeds exceed approximately $730.4 million. Under the terms of the Conversion Plan pursuant to which Class B-4 shares were issued to Messrs. Albers and Meris, they are prohibited from competing with our business under certain circumstances. The Conversion Plan provides that, for 18 months after the date of the consummation of an initial public offering, Messrs. Albers and Meris will not, subject to certain exceptions, compete with our business or solicit for employment or encourage to leave their employment, any of our employees. These restrictions may be in addition to any non-competition and non-solicitation restrictions contained in any new employment agreements for Messrs. Albers and Meris.

New Executive Employment Agreements
We may enter into employment agreements with each of Messrs. Albers, Meris and Darak. The terms of the employment agreements will be determined by our Compensation Committee and, prior to the appointment of a Compensation Committee, our board of directors will be solely responsible for approving any employment agreements and/or other agreements for key personnel and consultants. We expect these agreements to establish each executive officer’s annual base salary, short-term incentive compensation opportunity, severance benefits and the other terms and conditions of the executive officer’s employment by us. We do not expect the Compensation Committee to reduce the annual base salaries for any of these executive officers from the level in effect at the end of 2010. However, the annual base salaries for our executive officers are subject to the determination of the Compensation Committee. In addition, we expect that the short-term incentive compensation opportunity for these executive officers will not be discretionary (as it historically has been for Messrs. Albers and Meris), but annual bonuses will instead only become payable if we achieve certain performance targets to be determined by our Compensation Committee.

Short-Term Cash Incentive Opportunity
The Compensation Committee is expected to establish a new objective short-term incentive compensation opportunity for our executive officers. Any bonuses payable under the new short-term incentive compensation plan are expected to be based primarily on objective performance criteria. Cash bonuses for Messrs. Albers, Meris and Darak are not expected to be discretionary as they historically have been.

2010 Stock Incentive Plan
In connection with the Conversion Transactions, our stockholders approved the adoption of our 2010 Stock Incentive Plan. Our 2010 Stock Incentive Plan permits us to grant stock options, stock appreciation rights, restricted stock, stock bonuses and other forms of awards granted or denominated in our common stock or units representing the right to receive our common stock, as well as cash bonus awards. We believe that any incentives and stock-based awards granted under our 2010 Stock Incentive Plan will help focus our executive officers and other employees on the objective of creating stockholder value and promoting our success, and that incentive compensation plans like our 2010 Stock Incentive Plan are an important attraction, retention and motivation tool for participants in the plan that will encourage participants to maintain their employment with us for an extended period of time. We also believe that the equity-based awards available under our 2010 Stock Incentive Plan will help align the interests of award recipients with the interests of our stockholders. No awards were granted under our 2010 Stock Incentive Plan during the year ended December 31, 2010. The amount, structure and vesting requirements applicable to any awards to be granted under our 2010 Stock Incentive Plan will be determined by our Compensation Committee (or our board of directors). The members of the Compensation Committee are expected to determine the structure and amounts of any awards under our 2010 Stock Incentive Plan as part of their determination of the appropriate executive compensation program for us.

Additional Compensation Programs
In addition to the compensation programs described above, we will have the discretion to establish other compensation plans and programs for the benefit of our executive officers and other employees, including Messrs. Albers, Meris and Darak. Such plans may include, without limitation, a non-qualified deferred compensation plan offering our executives and other key employees the opportunity to receive certain compensation on a tax-deferred basis, additional short- or long-term incentive compensation plans and severance, change-in-control or other similar benefit plans.
In addition to the above, if our Compensation Committee approves employment agreements with Messrs. Albers and Meris that includes a definition of termination without cause and these executives are subsequently terminated without cause, the four year transfer restrictions on the Class B-4 common stock received by Messrs. Albers and Meris in the Conversion Transactions will terminate.

Section 162(m) Policy
Section 162(m) of the Code generally disallows a tax deduction by publicly held corporations for compensation over $1 million paid to their chief executive officers and certain of their other most highly compensated executive officers unless certain tests are met. In order to deduct option awards and annual bonuses under Section 162(m), among other requirements, the option awards and bonuses will need to be approved by our Compensation Committee consisting solely of independent directors. Once our Compensation Committee consists solely of independent directors, our general intention is to design and administer our executive compensation programs to preserve the deductibility of compensation payments to our executive officers under Section 162(m), but our current ability to do so may be limited because we have no outside or independent directors on our board of directors. Nevertheless, we may not preserve the deductibility of compensation in all cases (including prior to the time independent directors are appointed to the Compensation Committee).

Compensation of the Manager Prior to Consummation of the Conversion Transactions

Prior to consummation of the Conversion Transactions, the Manager received as its compensation for managing the Fund, an annual fee equal to 0.25% of the Earning Asset Base of the Fund. In addition, the Manager was entitled to 25% of any amounts recognized in excess of our principal and contractual note rate interest due in connection with such loans or assets, and to origination, processing, servicing, extension and other related fees that the Manager received directly from borrowers on loans funded by the Fund. All of those fees are described more fully in the table below. After consummation of the Conversion Transactions, these fees are no longer payable to the Manager, but rather inure to our benefit.
Where the fees below are described as competitive fees or based on local market conditions, this means the fees were determined by price competition within a given market. Additionally, the amount of the fees was dependent upon the size of a particular loan.

Paid by borrowers to the Manager:

Loan Placement Fees for Loan Selection and Brokerage (Origination Fees)
These fees were generally 2% – 6% of each loan, with the exact percentage to be set as a competitive fee based on local market conditions. These fees are paid by the borrower no later than when the loan proceeds are disbursed.

Loan Documentation, Processing and Administrative Fees
These fees were generally 1% – 3% of each loan, with the exact percentage to be set as a competitive fee based on local market conditions. These fees are paid by the borrower no later than when the loan proceeds are disbursed.

Service Fee for Administering
The Fund acted as the Fund’s loan servicing agent and did not collect any fee for doing so, however the Manager may have arranged for another party to do the loan servicing. The servicing fee earned by any third-party servicer for each loan did not exceed one quarter of one percent (0.25%) of the principal outstanding on such loan. These fees, if any, were paid by the borrower in advance together with the regular monthly loan payments.

Loan Extension or Modification Fee
These fees were generally 2% – 4% of outstanding principal, as permitted by local law, with the exact percentage to be set as a competitive fee based on local market conditions. These fees were paid when a loan was extended or modified.

Paid by the Fund to the Manager:

Management Fee
An annualized fee of 0.25% of the Fund’s Earning Asset Base, which was defined as mortgage loan investments held by the Fund and income- earning property acquired through foreclosure and upon which income is being accrued under GAAP, paid monthly in arrears.

Administrative Fees to the Manager for Late fees, Penalties, or Resales of Foreclosed or Other Property
The Fund paid to the Manager 25% of any amounts recognized in excess of the Fund’s principal and contractual note rate interest due in connection with such loans, including but not limited to any foreclosure sale proceeds, sales of real estate acquired through foreclosure or other means, late fees or additional penalties after payment to the Fund of its principal, contractual note rate interest and costs associated with the loan.

Prior to consummation of the Conversion Transactions, the Manager made arrangements with the borrowers for payment of the Manager’s fees owed by the borrowers. Borrowers paid the Manager’s fees at close of escrow out of the proceeds of loans, or upon closing of the relevant transaction. For loan servicing fees, the Fund or any third-party servicer which was entitled to such fees monthly in advance along with the regular monthly payments of interest.
For the Fund’s fiscal years ended December 31, 2008 and 2009 and the period from January 1, 2010 to June 18, 2010, the date of the consummation of the Conversion Transactions, the total management fees paid directly by the Fund to the Manager were $1.1 million, $0.6 million and $0.1 million, respectively. The Manager also recorded gains totaling $0.4 million for its 25% share of gains during the year ended December 31, 2008 and none for the year ended December 31, 2009 or for the period from the period from January 1, 2010 to June 18, 2010. For the Fund’s fiscal years ended December 31, 2008 and 2009 and for the period from January 1, 2010 to June 18, 2010, the total fees paid to the Manager directly by borrowers on loans funded by the Fund were approximately $21.3 million, $10.6 million and $6,000, respectively. As noted above, the Manager was a privately-held corporation that was principally owned by two of the named executive officers, with Messrs. Albers and Meris owning 67.5% and 22.5%, respectively, of the Manager’s outstanding common stock. On September 1, 2009, Mr. Darak became a 5% owner of the Manager’s outstanding common stock.

Discussion and Analysis of Compensation Program in Effect During the Year Ended December 31, 2010

Prior to consummation of the Conversion Transactions, the Manager’s executive compensation program and the manner in which decisions regarding the Manager’s executive compensation program were determined were both very different from the programs and processes frequently in place at other public companies. Unlike publicly traded companies, the Manager was a privately held corporation that was controlled by Messrs. Albers and Meris, two of our named executive officers. Because these two named executive officers were also the sole members of the Manager’s board of directors and the principal stockholders of the Manager, they had a much larger role in determining the elements of the Manager’s executive compensation program prior to consummation of the Conversion Transactions and the amounts payable to the Manager’s executive officers than comparable executives at publicly traded companies. In addition, these two named executive officers did not have the same incentives with respect to establishing the amounts of their own compensation as they did for the Manager’s other executive officers. Following the consummation of the Conversion Transactions, Messrs. Albers and Meris became the sole members of our board of directors, for the remainder of the year ended December 31, 2010 and continued to be responsible for determining the elements of our executive compensation program. However, unlike at the Manager, these two named executive officers did not own a controlling interest in us. If we list on a national securities exchange, the structure of our executive compensation program and the amounts payable to our executive officers will be determined by our Compensation Committee, which, if we list on a national securities exchange, we anticipate will be composed of members who satisfy the independence requirements of the NYSE and the SEC.

The Role of the Board of Directors and Executive Officers in Setting Compensation
Prior to consummation of the Conversion Transactions, the Manager’s executive compensation program and the amounts payable to our named executive officers were determined by the Manager’s board of directors. The Manager’s board of directors, which did not have compensation, audit or other committees, consisted of Messrs. Albers and Meris, neither of whom would be deemed “independent” under the criteria of any national securities exchange or inter-dealer quotation system because both were officers of the Manager. Following the consummation of the Conversion Transactions, our executive compensation program and the amounts payable to our named executive officers are determined by our board of directors. During the year ended December 31, 2010, our board of directors consisted of Messrs. Albers and Meris, and similarly did not contain any compensation, audit or other committees. As discussed above, following a listing on a national securities exchange, we anticipate having a Compensation Committee which, if we list on a national securities exchange, will be composed of members who satisfy the independence requirements of the NYSE and the SEC.

Executive Compensation Philosophy and Objectives
The Manager sought to encourage highly qualified and talented executives to maintain their employment with the Manager for an extended period of time and, as such, the Manager endeavored to compensate its executives, including the named executive officers, at rates that Messrs. Albers and Meris believed to be at or above market. The Manager’s executive compensation program prior to consummation of the Conversion Transactions was guided by the following key principles:

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

The Manager’s executive compensation program prior to consummation of the Conversion Transactions took into consideration the following: (i) the marketplace for the individuals that the Manager sought to attract, retain and motivate; (ii) the Manager’s past practices; and (iii) the talents that each individual executive brought to the Manager. For the remainder of the year ended December 31, 2010, following the consummation of the Conversion Transactions, our executive compensation program continued to be structured by our board of directors, and was guided by the same key principles and factors described above. Neither we nor the Manager have utilized the services of a compensation consultant to provide advice or recommendations on the amount or form of executive compensation and neither entity has engaged in any formal benchmarking. Rather, compensation decisions have historically been based exclusively on the market knowledge of our board of directors, as supplemented by other of our personnel.

Elements of the 2010 Executive Compensation Program
The principal components of compensation for our named executive officers in the year ended December 31, 2010 were base salary and an incentive compensation opportunity comprised of short-term cash incentives. Prior to the consummation of the Conversion Transactions, our named executive officers were also eligible to participate in broad-based benefit plans that were generally available to all employees of the Manager or its affiliates, including the Manager’s 401(k) plan. Following the consummation of the Conversion Transactions, our named executive officers continue to be eligible to participate in our broad-based benefit plans. Neither we nor the Manager have maintained any defined-benefit pension plans or other supplemental executive retirement plans for our named executive officers, and none of our named executive officers have been entitled to any material perquisites.
Neither we nor the Manager have had any pre-established policy or target for the allocation between base and incentive compensation, cash or equity compensation, or short-term or long-term compensation. Rather, compensation decisions for our named executive officers have been made on a case-by-case and issue-by-issue basis, and have taken into account each named executive officer’s ownership position. We believe that the combination of compensation elements selected has been effective in meeting the objective of encouraging highly qualified and talented employees to maintain their employment for an extended period of time.

Base Salary
Base salary is a compensation element that is not at risk and is designed to compensate our named executive officers for their roles and responsibilities and provide a stable and fixed level of compensation that serves as a retention tool. Each executive’s base salary is determined based on the executive’s role and responsibility, unique skills and future potential, as well as the financial condition and available resources of the Manager (for the period prior to the consummation of the Conversion Transactions) or us (for the period after the consummation of the Conversion Transactions).
At the beginning of the year ended December 31, 2010, the base salaries for Messrs. Albers, Meris and Darak were set at $550,000, $420,000, and $300,000, respectively. These were generally the same base salary levels that were in effect at the end of 2008 (although Mr. Darak’s salary reflects a $60,000 raise from his 2008 level), and reflect an increase to the reduced base salary levels that were implemented during the year ended December 31, 2009 as a result of the reduced revenue and liquidity then available to the Manager. No named executive officer received any additional base salary increase during the year ended December 31, 2010, as we determined to continue paying each executive the same base salary paid by the Manager following the consummation of the Conversion Transactions.

Short-Term Cash Incentive Opportunity
Cash incentive payments are a compensation element that is at risk and are designed to recognize and reward our named executive officers with cash payments based on performance. With respect to Messrs. Albers and Meris, cash incentive payments have not been made pursuant to or evaluated against any plan or criteria. Instead, the applicable board of directors (which at all times consisted of Messrs. Albers and Meris) had the discretion to award bonuses to Messrs. Albers and Meris as determined to be appropriate. Factors taken into account when deciding whether to pay an annual bonus to Messrs. Albers and Meris, and the amount of any such bonus, have included financial performance for the year, each individual’s performance for the year, available cash and the amounts of compensation previously paid to each individual. Neither Mr. Albers nor Mr. Meris received a cash bonus for the years ended December 31, 2008, 2009 or 2010 because the applicable board of directors determined that Messrs. Albers and Meris were adequately compensated in light of market conditions, and because of the reduced revenue and available liquidity.
Pursuant to an arrangement between Mr. Darak and the Manager, Mr. Darak was entitled to an annual cash bonus of not less than 1.00% of pre-tax, pre-bonus earnings of the Manager. The bonus level was negotiated prior to Mr. Darak joining the Manager, and was set at a level that the Manager believed provided Mr. Darak with a meaningful at risk financial incentive to achieve key financial and operational objectives set by the Manager’s board of directors. Mr. Darak did not receive any bonus pursuant to this arrangement in either of the years ended December 31, 2009 or 2010, and this arrangement was terminated in connection with the consummation of the Conversion Transactions.

Historic Long-Term Incentive Opportunity
During the year ended December 31, 2007, the Manager’s board of directors approved a Key Employee Incentive Plan and an Executive Management Plan, under which the Manager’s board of directors was able to grant eligible key employees and executives stock appreciation rights that entitled participants to receive a payment equal to the appreciation in the value of one share of the Manager’s stock. Stock appreciation rights granted under the plans were linked to the value of shares of the Manager’s stock, and not to the value of membership units in the Fund. Messrs. Albers and Meris were not eligible to participate in these long-term incentive plans. Mr. Darak was eligible to participate in the Executive Management Plan, and was awarded 6,667 stock appreciation rights under this plan on June 29, 2007. No stock appreciation rights were awarded to Mr. Darak during the years ended December 31, 2008, 2009 or 2010.

The values of stock appreciation rights awarded under the plans were determined by the Manager’s board of directors using a formulaic valuation methodology to determine the value of the Manager’s shares, which methodology was based on the pre-tax earnings of the Manager. Mr. Darak’s stock appreciation rights were fully vested as of December 31, 2009. In connection with the Conversion Transactions and pursuant to the related conversion plan, all outstanding stock appreciation rights were cancelled. In exchange for their cancelled stock appreciation rights, Mr. Darak and the other holders of outstanding stock appreciation rights were entitled to receive a portion of the shares of Class B common stock issued in exchange for all of the outstanding equity interests in the Manager and Holdings. The payment in shares of Class B common stock had a value equal to the value of the outstanding stock appreciation rights at the time of the Conversion Transactions, which value in turn was based on the value of the shares of Class B common stock received by the stockholders of the Manager in respect of their shares as part of the Conversion Transactions.

Other Compensation
Prior to the consummation of the Conversion Transactions, our named executive officers were eligible to participate in other benefit plans and programs that were generally available to all employees of the Manager and its affiliates, including a 401(k) plan, medical and dental insurance, term life insurance, and a paid time-off plan. Following the consummation of the Conversion Transactions, the named executive officers continue to be eligible to participate in our generally applicable benefit plans and programs.

Assessment of Risk
Our board of directors takes risk into consideration when reviewing and approving executive compensation. Our board of directors has concluded that the current executive compensation program does not encourage inappropriate or excessive risk-taking. In making its determination, our board of directors noted that each named executive officer’s compensation for the year ended December 31, 2010 and the prior two years has consisted primarily of a fixed base salary.

Summary Compensation Table
The following table sets forth certain information with respect to compensation paid by us after the June 18, 2010 internalization of the Manager and by the Manager prior to the internalization to our named executive officers for service during the years ended December 31, 2008, 2009 and 2010:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Non-Equity Incentive Plan Compensation ($)		All Other Compensation ($)	Total ($)
Shane Albers,	2010	$550,000	$—	$—		$—	$550,000
Chairman and	2009	398,333	—	—		1,375	399,708
Chief Executive Officer	2008	550,000	—	—		15,500	565,500
William Meris,	2010	420,000	—	—		—	420,000
President	2009	344,167	—	—		1,000	345,167
	2008	420,000	—	—		12,925	432,925
Steven Darak,(1)	2010	300,000	—	—		—	300,000
Chief Financial Officer	2009	221,500	—	—		720	222,220
	2008	240,000	—	50,000	(2)	9,400	299,400

(1)	Mr. Darak was also appointed as a director on April 6, 2011.
(2)	Reflects a cash bonus paid to Mr. Darak equal to 1.00% of pre-tax, pre-bonus earnings of the Manager.

2010 Grants of Plan-Based Awards
The following table provides certain information with respect to grants of plan-based awards made by the Manager during the year ended December 31, 2010. No equity or equity-based awards were granted by us or the Manager to the named executive officers during the year ended December 31, 2010:

	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards
Name	Grant Date	Threshold ($)		Target ($)		Maximum ($)
Steven Darak, Chief Financial Officer	1/1/2010	—	(1)	—	(1)	$300,000	(1)

(1)
As described above in “Compensation Discussion and Analysis — Short-Term Cash Incentive Opportunity,”prior to the consummation of the Conversion Transactions, Mr. Darak was entitled to a cash bonus of not less than 1.00% of pre-tax, pre-bonus earnings of the Manager. There was no threshold or target bonus. However, the maximum bonus was set at two times the base salary amount in effect at the end of the year, or $300,000. Based on our performance for the year ended December 31, 2010, no actual cash bonus was paid to Mr. Darak pursuant to this arrangement for the years ended December 31, 2009 or 2010.

Other Tables Not Applicable
There were no outstanding equity awards held by any named executive officer on December 31, 2010, and no equity awards were exercised or became vested during the year ended December 31, 2010. However, as a result of the consummation of the Conversion Transactions, 6,667 stock appreciation rights granted to Mr. Darak in the year ended December 31, 2007 under the Manager’s Executive Management Plan were converted into 400 shares of Class B-3 common stock. Neither we nor the Manager have provided the named executive officers with any defined-benefit pension benefits or benefits under any non-qualified deferred compensation plans.

Employment, Change in Control and Severance Agreements
At the end of 2010, we did not have any employment, change of control, severance or similar contracts, agreements, plans or arrangements with any of our named executive officers that provided for payments in connection with any named executive officer’s termination of employment or a change in control. Please see “Compensation Discussion and Analysis – New Executive Employment Agreements” for a description of the new employment agreements that may be entered into with Messrs. Albers, Meris and Darak.

Director Compensation
During 2010, our board of directors and the Manager’s board of directors consisted of Messrs. Albers and Meris, neither of whom received retainer, meeting or other fees or compensation during the year ended December 31, 2010 in connection with their service on the applicable board of directors.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of April 15, 2011, we had 5,192 stockholders of record. No person or entity owned beneficially more than 5% of our voting common securities as of April 15, 2011. The following table summarizes, as of April 15, 2011, the number of shares and percentage of shares of common stock beneficially owned by each of our directors, director nominees and named executive officers and all of our directors, director nominees and named executive officers as a group. In accordance with SEC rules, each listed person’s beneficial ownership includes all shares the investor has or shares voting or dispositive control (such as in the capacity as a general partner of an investment fund) and all shares the investor has the right to acquire within 60 days (such as shares of restricted common stock that are currently vested or which are scheduled to vest within 60 days).
Unless otherwise indicated, all shares are owned directly, and the indicated person has sole voting and investment power. The address for each such person is our principal executive office, IMH Financial Corporation, 4900 N. Scottsdale Rd., Suite 5000, Scottsdale, Arizona 85251. No shares beneficially owned by a named executive officer, director or director nominee have been pledged as security.

Name	Beneficial Ownership (Shares)(1)		Percent of Class
Shane Albers	319,484	(2)	1.9%
William Meris	239,694	(3)	1.4%
Steven Darak	40,375	(4)	* %

All directors and executive officers as a group (3 persons)(1)	599,553		3.6%

*Less than 1% of the number of shares of common stock outstanding

1.
Includes the 550,260 shares of Class B-4 common stock held by Messrs. Albers and Meris that are subject to restrictions on transfer that expire on the four-year anniversary of the consummation of the Conversion Transactions. The transfer restrictions will terminate earlier if, any time after five months from the first day of trading on a national securities exchange, either the market capitalization (based on the closing price of our common stock) or our book value will have exceeded approximately $730.4  (subject to upward adjustment by the amount of any net proceeds from new capital raised in an initial public offering or otherwise, and to downward adjustment by the amount of any dividends or distributions paid on our securities before or after consummation of the Conversion Transactions). As of September 30, 2008, the quarter end immediately prior to the suspension of redemptions, approximately $730.4 million was the net capital of the Fund. The transfer restrictions will also terminate if the restrictions on the Class B common stock are eliminated as a result of a change of control of the shares of Class B common stock under our certificate of incorporation, or if, after entering into an employment agreement approved by our compensation committee, the holder of Class B common stock is terminated without cause, as are defined in their employment agreements. Unless we have both (i) raised an aggregate of at least $50 million in one or more transactions through the issuance of new equity securities, new indebtedness with a maturity of no less than one year, or any combination thereof, and (ii) completed a listing on a national securities exchange, then in the event of our liquidation, no portion of the proceeds from the liquidation will be payable to the shares of Class B-4 common stock until such proceeds exceed approximately $730.4 million.

2.
Includes 1,423 shares of Class B-1 common stock, 1,423 shares of Class B-2 common stock, 2,849 shares of Class B-3 common stock and 313,789 shares of Class B-4 common stock, convertible into common stock.

3.	Includes 805 shares of Class B-1 common stock, 805 shares of Class B-2 common stock, 1,613 shares of Class B-3 common stock and 236,471 shares of Class B-4 common stock.

4.	Includes 40,375 shares of Class B-3 common stock, convertible into common stock.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

In addition to the director and executive officer compensation arrangements discussed above under “Executive Compensation,” the following is a description of transactions since January 1, 2008, to which we have been a party in which the amount involved exceeded or will exceed $120,000 and in which any of our directors, executive officers, beneficial holders of more than 5% of our capital stock, or entities affiliated with them, had or will have a direct or indirect material interest.

Conversion Transactions
As a result of the Conversion Transactions, Messrs. Albers and Meris, neither of whom are considered independent under NYSE or SEC rules, became our directors. Also as a result of the Conversion Transactions, the following individuals, who were previously officers of the Manager, were appointed as our executive officers to serve in the following offices at the pleasure of the board of directors: Shane Albers (Chief Executive Officer and Chief Operating Officer); William Meris (President); Steven Darak (Chief Financial Officer, Controller, Treasurer and Secretary); Theresa Guske (Senior Vice President — Loan Management); and Brian Peterson (Senior Vice President — Investments). In exchange for their equity interests in the Manager and Holdings and/or their stock appreciation rights in the Manager in the Conversion Transactions, these officers received shares of our Class B common stock. Mr. Albers has been issued 1,423 shares of Class B-1 common stock, 1,423 shares of Class B-2 common stock, 2,849 shares of Class B-3 common stock and 313,789 shares of Class B-4 common stock. Mr. Meris has been issued 805 shares of Class B-1 common stock, 805 shares of Class B-2 common stock, 1,613 shares of Class B-3 common stock and 236,471 shares of Class B-4 common stock. Mr. Darak has been issued 40,375 shares of Class B-3 common stock.

Employment Agreements
We expect to enter into employment agreements containing compensation, termination and change of control provisions, among others, with our executive officers described under the heading “Executive Compensation — New Executive Employment Agreements” above.

Policies and Procedures for Related Party Transactions
Our board of directors reviews related party transactions.

Item 14.	Principal Accounting Fees and Services.

We have appointed BDO USA, LLP as the independent registered public accountants to audit our consolidated financial statements for the fiscal year ended December 31, 2010. BDO USA, LLP has served as our independent registered public accounting firm since 2006.

Audit Fees.  Fees for audit services paid to BDO USA, LLP totaled approximately $1.0 million in 2010 and $0.4 million in 2009. Fees include those associated with annual audit services, the review of our quarterly reports on Form 10-Q, and assistance with and review of documents to be filed with the SEC.

Audit-Related Fees.  We neither incurred nor paid any fees for audit-related services to BDO USA LLP in 2010 or 2009.  Audit-related services principally include due diligence, consents and assistance with review of documents pertaining to acquisitions.

Tax Fees.  We neither incurred nor paid any fees for tax-related services to BDO USA, LLP in 2010 or 2009.

All Other Fees.  No other fees for any other services not included above were incurred in 2010 or 2009.

The board of directors must pre-approve all audit and permitted non-audit services to be provided by our principal independent registered public accounting firm.  Each year, the board of directors approves the retention of the independent registered public accounting firm to audit our financial statements, including the associated fees.  All of the services described above were approved by the board of directors.  The board of directors has considered whether the provisions of such services, including non-audit services, by BDO USA, LLP is compatible with maintaining BDO USA, LLP’s independence and has concluded that it is.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)	Financial Statements and Schedules

The financial statements of IMH Financial Corporation, the report of its independent registered public accounting firm, and Schedule II – Valuation and Qualifying Accounts are filed herein as set forth under Item 8 of this Form 10-K.  All other financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included in the financial statements or notes thereto.

(b)	Exhibits

Exhibit No.	Description of Document

2.1
Agreement and Plan of Conversion and Contribution dated May 10, 2010 by and among IMH Secured Loan Fund, LLC, Investors Mortgage Holdings Inc. and its stockholders, and IMH Holdings, LLC and its members (filed as Exhibit 2.1 to the Quarterly Report on Form 10-Q filed on August 23, 2010 and incorporated herein by reference).

3.1	Certificate of Incorporation of IMH Financial Corporation (filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q filed on August 23, 2010 and incorporated herein by reference).

3.2	Bylaws of IMH Financial Corporation (filed as Exhibit 3.2 to Report on Form 8-K filed on June 23, 2010 and incorporated herein by reference).

4.1	2010 IMH Financial Corporation Employee Stock Incentive Plan (filed as Exhibit 4.1 to Report on Form 8-K filed on June 23, 2010 and incorporated herein by reference).

10.1
Management Agreement by and between Strategic Wealth & Income Fund, LLC and SWI Management, LLC (filed as Exhibit 10.3 to Amendment No. 3 to Registration Statement on Form S-4filed on March 18, 2010 and incorporated herein by reference).

10.2	Form of Selling Agreement (filed as Exhibit 10.4 to Amendment No. 6 to Registration Statement on Form S-4 filed on April 22, 2010 and incorporated herein by reference).

10.3	Form of Amendment to Selling Agreement (filed as Exhibit 10.5 to Amendment No. 6 to Registration Statement on Form S-4 filed on April 22, 2010 and incorporated herein by reference).

10.4††	Selling Agreement (filed as Exhibit 10.6 to Amendment No. 9 to Registration Statement on Form S-4 filed on May 10, 2010 and incorporated herein by reference).

10.5††	Amendment to Selling Agreement (filed as Exhibit 10.7 to Amendment No. 9 to Registration Statement on Form S-4 filed on May 10, 2010 and incorporated herein by reference).

10.6
Consulting Agreement by and Between IMH Financial Corporation and ITH Partners LLC (filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q filed November 22, 2010 and incorporated herein by reference).

10.7
Indemnification Agreement, by and between Shane Albers and IMH Financial Corporation (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on November 22, 2010 and incorporated herein by reference).

10.8
Indemnification Agreement, by and between William Meris and IMH Financial Corporation (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on November 22, 2010 and incorporated herein by reference).

10.9
Indemnification Agreement, by and between Steven Darak and IMH Financial Corporation (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q filed on November 22, 2010 and incorporated herein by reference).

23.1*	Consent of Cushman & Wakefield, Inc.

24.1	Powers of Attorney (see signature page).

31.1*	Certification of Chief Executive Officer of Investors Mortgage Holdings, Inc., manager of IMH Secured Loan Fund, LLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Executive Officer of Investors Mortgage Holdings, Inc., manager of IMH Secured Loan Fund, LLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

††
One example agreement has been filed pursuant to Item 601 of Regulation S-K. Confidential treatment has been granted with respect to information identifying the counterparty to this agreement, and the schedule provided pursuant to Item 601 identifying the counterparties to the other agreements and certain other differences. The omitted information and schedule has been filed separately with the U.S. Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 15, 2011	IMH FINANCIAL CORPORATON

	By:	/s/ Steven Darak
Steven Darak
Chief Financial Officer

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Steven Darak his or her true and lawful attorney-in-fact and agent, his or her attorneys-in-fact, for such person in any and all capacities, to sign any amendments to this report and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that either of said attorneys-in-fact, or substitute or substitutes, may do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Shane Albers	Chief Executive Officer and Director (Principal	April 15, 2011
Shane Albers	Executive Officer)

/s/ William Meris	President and Director	April 15, 2011
William Meris

/s/ Steven Darak	Chief Financial Officer and Director (Principal	April 15, 2011
Steven Darak	Financial Officer and Principal Accounting
Officer)

Exhibit Index

Exhibit No.	Description of Document

2.1
Merger and Contribution Agreement (incorporated by and among IMH Secured Loan Fund, LLC, IMH Financial Corporation, Investors Mortgage Holdings, Inc. and its Stockholders, IMH Holdings, LLC and its Members (incorporated by reference to Exhibit 2.1 of the Registration Statement on Form S-4, File No. 333-164087-01, filed on February 16, 2010).

3.1	Certificate of Incorporation of IMH Financial Corporation (filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q filed on August 23, 2010 and incorporated herein by reference).

3.2	Bylaws of IMH Financial Corporation (filed as Exhibit 3.2 to Report on Form 8-K filed on June 23, 2010 and incorporated herein by reference).

4.1	2010 IMH Financial Corporation Employee Stock Incentive Plan (filed as Exhibit 4.1 to Report on Form 8-K filed on June 23, 2010 and incorporated herein by reference).

10.1
Management Agreement by and between Strategic Wealth & Income Fund, LLC and SWI Management, LLC (filed as Exhibit 10.3 to Amendment No. 3 to Registration Statement on Form S-4 filed on March 18, 2010 and incorporated herein by reference).

10.2	Form of Selling Agreement (filed as Exhibit 10.4 to Amendment No. 6 to Registration Statement on Form S-4 filed on April 22, 2010 and incorporated herein by reference).

10.3	Form of Amendment to Selling Agreement (filed as Exhibit 10.5 to Amendment No. 6 to Registration Statement on Form S-4 filed on April 22, 2010 and incorporated herein by reference).

10.4††	Selling Agreement (filed as Exhibit 10.6 to Amendment No. 9 to Registration Statement on Form S-4 filed on May 10, 2010 and incorporated herein by reference).

10.5††	Amendment to Selling Agreement (filed as Exhibit 10.7 to Amendment No. 9 to Registration Statement on Form S-4 filed on May 10, 2010 and incorporated herein by reference).

10.6
Consulting Agreement by and Between IMH Financial Corporation and ITH Partners LLC (filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q filed November 22, 2010 and incorporated herein by reference).

10.7
Form of Indemnification Agreement, by and between Shane Albers and IMH Financial Corporation (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on November 22, 2010 and incorporated herein by reference).

10.8
Form of Indemnification Agreement, by and between William Meris and IMH Financial Corporation (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on November 22, 2010 and incorporated herein by reference).

10.9
Form of Indemnification Agreement, by and between Steven Darak and IMH Financial Corporation (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q filed on November 22, 2010 and incorporated herein by reference).

23.1	Consent of BDO USA, LLP.

23.2	Consent of Cushman & Wakefield, Inc. (filed as Exhibit 23.5 to Amendment No. 8 to Registration Statement on Form S-4 filed on May 6, 2010 and incorporated herein by reference).

24.1	Powers of Attorney (see signature page).

31.1*	Certification of Chief Executive Officer of Investors Mortgage Holdings, Inc., manager of IMH Secured Loan Fund, LLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Executive Officer of Investors Mortgage Holdings, Inc., manager of IMH Secured Loan Fund, LLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
_________
*	Filed herewith.
†
This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Exchange Act, and is not to be incorporated by reference into any filings of the Fund, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

††
One example agreement has been filed pursuant to Item 601 of Regulation S-K. Confidential treatment has been granted with respect to information identifying the counterparty to this agreement, and the schedule provided pursuant to Item 601 identifying the counterparties to the other agreements and certain other differences. The omitted information and schedule has been filed separately with the U.S. Securities and Exchange Commission.

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

††
One example agreement has been filed pursuant to Item 601 of Regulation S-K. Confidential treatment has been granted with respect to information identifying the counterparty to this agreement, and the schedule provided pursuant to Item 601 identifying the counterparties to the other agreements and certain other differences. The omitted information and schedule has been filed separately with the U.S. Securities and Exchange Commission.

IMH FINANCIAL CORPORATION

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
IMH Financial Corporation
Scottsdale, Arizona

We have audited the accompanying consolidated balance sheets of IMH Financial Corporation (formerly known as IMH Secured Loan Fund, LLC) as of December 31, 2010 and 2009 and the related consolidated statements of operations, owners’ equity, and cash flows for each of the three years in the period ended December 31, 2010.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of IMH Financial Corporation at December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses and is not currently generating sufficient cash flows to sustain operations. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO USA, LLP

Phoenix, Arizona

April 15, 2011

IMH FINANCIAL CORPORATION
(formerly known as IMH Secured Loan Fund, LLC)

CONSOLIDATED BALANCE SHEETS
December 31, 2009 and 2010

(In thousands, except unit and share data)

	December 31,
	2009	2010

ASSETS
Cash and Cash Equivalents	$963	$831
Mortgage Loans:
Mortgage Loan Note Obligations	554,848	-
Less Undisbursed Portion of Loans-in-Process and Interest Reserves	(15,975)	-
Principal Outstanding Held for Investment	538,873	-
Less Allowance for Credit Loss	(328,060)	-
Mortgage Loans Held for Investment, Net of Valuation Allowance	210,813	-
Mortgage Loans Held for Sale, Net of Valuation Allowance	3,207	123,200
Mortgage Loans, Net	214,020	123,200
Accrued Interest and Other Receivables	15,751	13,055
Real Estate Acquired through Foreclosure Held for Sale, Net	12,082	31,830
Real Estate Held for Development, Net:
Acquired through Foreclosure	84,804	55,951
Purchased for Investment	7,345	1,691
Real Estate Held for Development, Net	92,149	57,642
Deposits and Other Assets	1,464	1,915
Advances to Fund Manager	1,367	-
Property and Equipment, Net	-	1,462

Total Assets	$337,796	$229,935

LIABILITIES
Accounts Payable and Accrued Expenses	$1,493	$5,391
Accrued Property Taxes	4,998	4,606
Payables to Fund Manager	3,342	-
Notes Payable	4,182	16,458
Borrowings from Fund Manager	1,608	-
Liabilities of Assets Held for Sale	91	1,934
Unearned Income and Other Funds Held	214	183
Total Liabilities	15,928	28,572

Commitments and Contingent Liabilities

OWNERS' EQUITY
Common stock, $.01 par value; 200,000,000 shares authorized;
16,809,766 shares outstanding at December 31, 2010	-	168
Preferred stock, $.01 par value; 100,000,000 shares authorized;
none outstanding	-	-
Additional Paid-in Capital	-	726,750
Accumulated Deficit	(408,515)	(525,555)
Members' Equity - $10,000 per unit stated value,
authorized units set at discretion of the Manager -
73,038 units issued and outstanding at
December 31, 2009. No units outstanding at December 31, 2010	730,383	-
Total Owners' Equity	321,868	201,363

Total Liabilities and Owners' Equity	$337,796	$229,935

The accompanying notes are an integral part of these statements

IMH FINANCIAL CORPORATION
(formerly known as IMH Secured Loan Fund, LLC)

CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended December 31, 2008, 2009 and 2010

(In thousands, except per unit and share data)

	Years Ended December 31,
	2008	2009	2010

REVENUE:
Mortgage Loan Income	$65,497	$21,339	$1,454
Rental Income	-	955	1,665
Investment and Other Income	1,923	228	637

Total Revenue	67,420	22,522	3,756

COSTS AND EXPENSES:
Operating Expenses for Real Estate Owned	120	4,300	5,159
Professional Fees	422	3,103	6,031
Management Fees	1,139	574	109
Default and Related Expenses	773	754	766
General and Administrative Expenses	-	-	3,519
Loss on Disposal of Assets	-	-	1,209
Write-off of Offering Costs	-	-	6,149
Interest Expense:
Borrowings from Fund Manager	-	267	39
Borrowings on Notes Payable	78	-	2,032
Depreciation and Amortization Expense	-	702	1,473
Total Operating Expenses	2,532	9,700	26,486

Provision for Credit Losses	296,000	79,299	47,454
Impairment of Real Estate Owned	27,175	8,000	46,856
Total Provisions and Impairment Charges	323,175	87,299	94,310
Total Costs and Expenses	325,707	96,999	120,796
Loss Before Income Taxes	(258,287)	(74,477)	(117,040)
Provision for Income Taxes	-	-	-
NET LOSS	$(258,287)	$(74,477)	$(117,040)

Pro Forma Net Loss per Share	$(17.41)	$(4.63)	$(7.05)
Pro Forma Weighted Average Common Shares Outstanding	14,836,281	16,093,487	16,591,687

The accompanying notes are an integral part of these statements

IMH FINANCIAL CORPORATION
(formerly known as IMH Secured Loan Fund, LLC)

CONSOLIDATED STATEMENT OF OWNERS’ EQUITY
Years ended December 31, 2008, 2009 and 2010

(In thousands, except unit data)

	IMH Financial Corporation			IMH Secured Loan Fund		Retained Earnings /	Total
	Common Stock			Members' Capital		(Accumulated	Owners'
	Shares	Amount	Paid-in Capital	Units	Capital	Deficit)	Equity

Balances at December 31, 2007	-	$-	$-	57,678	$576,784	$49	$576,833

Net Loss - 2008	-	-	-	-	-	(258,287)	(258,287)
Distributions to Members	-	-	-	-	-	(40,860)	(40,860)
Reinvestment of Distributions	-	-	-	2,319	23,191	(23,191)	-
Capital Investment - New Members	-	-	-	19,860	198,601	-	198,601
Capital Investment - Existing Members	-	-	-	5,227	52,270	-	52,270
Full Redemptions	-	-	-	(7,497)	(74,971)	-	(74,971)
Partial Redemptions	-	-	-	(4,549)	(45,492)	-	(45,492)
Retained Earnings paid on Full Redemptions	-	-	-	-	-	(43)	(43)
Net Activity for Year	-	-	-	15,360	153,599	(322,381)	(168,782)
Balances at December 31, 2008	-	-	-	73,038	730,383	(322,332)	408,051

Net Loss - 2009	-	-	-	-	-	(74,477)	(74,477)
Distributions to Members	-	-	-	-	-	(11,706)	(11,706)
Net Activity for Year	-	-	-	-	-	(86,183)	(86,183)
Balances at December 31, 2009	-	-	-	73,038	730,383	(408,515)	321,868

Net Loss - 2010	-	-	-	-	-	(117,040)	(117,040)
Conversion of Member units to Common Shares	16,093,487	161	730,222	(73,038)	(730,383)	-	-
Common Shares issued for Acquistion of Manager	716,279	7	(3,472)	-	-	-	(3,465)
Net Activity for Year	16,809,766	168	726,750	(73,038)	(730,383)	(117,040)	(120,505)
Balances at December 31, 2010	16,809,766	$168	$726,750	-	$-	$(525,555)	$201,363

The accompanying notes are an integral part of these statements

IMH FINANCIAL CORPORATION
(formerly known as IMH Secured Loan Fund, LLC)

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2008, 2009 and 2010

(In thousands)

	Years ended December 31,
	2008	2009	2010

CASH FLOWS - OPERATING ACTIVITIES
Net Loss	$(258,287)	$(74,477)	$(117,040)
Adjustments to reconcile net loss to net
cash provided by (used in) operating activities:
Provision for Credit Losses	296,000	79,299	47,454
Impairment of Real Estate Owned	27,175	8,000	46,856
Loss on Disposal of Assets	-	-	1,209
Depreciation and Amortization Expense	-	702	1,473
Accretion of Discount on Note Receivable	(7,229)	-	-
Imputed Interest on Notes Payable	-	-	471
Increase (decrease) in cash resulting from changes in:
Due from/to Fund Manager	(1,036)	405	(2,739)
Accrued Interest Receivable	(6,392)	(2,622)	(2,405)
Deposits and Other Assets	(409)	(1,757)	(220)
Other Payables and Accrued Liabilities	-	(1,426)	2,824
Accrued Property Taxes	-	5,089	2,430
Increase in LCD Holdback Funded	-	-	151
Unearned Income and Other Funds Helds	(583)	175	(31)
Net cash provided by (used in) operating activities	49,239	13,388	(19,567)

CASH FLOWS - INVESTING ACTIVITIES
Proceeds from Sale of Real Estate Owned	-	1,083	4,684
Acquisition of Manager, Net of Cash Acquired	-	-	(3,299)
Purchases of Property and Equipment	-	-	(8)
Mortgage Loans Fundings	(239,890)	(30,343)	(1,729)
Mortgage Loan Repayments	36,430	10,593	6,662
Mortgage Loan Repayments - Sale of Whole Loan	31,325	-	4,452
Investment in Real Estate Held for Development	(8,573)	(2,512)	(1,552)
Net cash provided by (used in) investing activities	(180,708)	(21,179)	9,210

CASH FLOWS - FINANCING ACTIVITIES
Proceeds from Notes Payable	8,000	-	16,006
Repayments of Notes Payable	(8,000)	-	(4,072)
Proceeds from Borrowings from Manager	-	6,000	-
Repayments of Borrowings from Manager	-	(4,392)	(1,608)
Payments on Notes payable to Stockholders	-	-	(101)
Increase (Decrease) in Member Investments
Pending Activation/Deposits Pending Return	(4,491)	-	-
Members' Capital Investments	250,871	-	-
Members' Redemptions	(126,620)	-	-
Members' Distributions	(38,080)	(16,669)	-
Net cash provided by (used in) financing activities	81,680	(15,061)	10,225

NET DECREASE IN CASH AND CASH EQUIVALENTS	(49,789)	(22,852)	(132)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	73,604	23,815	963

CASH AND CASH EQUIVALENTS, END OF PERIOD	$23,815	$963	$831

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$78	$267	$1,026

The accompanying notes are an integral part of these statements

IMH FINANCIAL CORPORATION
 (formerly known as IMH Secured Loan Fund, LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1- BUSINESS, BASIS OF PRESENTATION AND LIQUIDITY

Our Company

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

Our History and Structure

We were formed from the conversion of our predecessor entity, IMH Secured Loan Fund, LLC, or the Fund, into a Delaware corporation. The Fund, which was organized in May 2003, commenced operations in August 2003, focusing on investments in senior short-term whole commercial real estate mortgage loans collateralized by first mortgages on real property. The Fund was externally managed by Investors Mortgage Holdings, Inc., or the Manager, which was incorporated in Arizona in June 1997 and is licensed as a mortgage banker by the State of Arizona. Through a series of private placements to accredited investors, the Fund raised $875 million of equity capital from May 2003 through December 2008. Due to the cumulative number of investors in the Fund, the Fund registered under the Securities Exchange Act of 1934, as amended, on April 30, 2007 and began filing periodic reports with the Securities and Exchange Commission, or the SEC.

Basis of Presentation

The accompanying consolidated financial statements of IMH Financial Corporation have been prepared in accordance with accounting principles generally accepted in the United States of America. The accompanying consolidated financial statements include the accounts of IMH Financial Corporation and the following wholly-owned operating subsidiaries: Investor’s Mortgage Holdings, Inc., an Arizona corporation licensed as a mortgage banker by the state of Arizona, Investors Mortgage Holdings California, Inc., a California corporation licensed as a mortgage banker by the state of California, IMH Holdings, LLC, a Delaware limited liability corporation, and various other wholly owned subsidiaries established in connection with the acquisition of real estate either through foreclosure or purchase.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Liquidity

As of December 31, 2010, our accumulated deficit aggregated $525.6 million as a direct result of provisions for credit losses and impairment charges relating to the change in the fair value of the collateral securing our loan portfolio and the fair value of real estate owned (“REO”) assets primarily acquired through foreclosure in prior years. During the year ended December 31, 2010, total cash decreased by $0.1 million. At December 31, 2010, we had cash and cash equivalents of $0.8 million and undisbursed loans-in-process and interest reserves funding estimates totaling $11.5 million. As a result of the erosion of the U.S. and global credit markets, we continue to experience loan defaults and foreclosures on our mortgage loans. In addition, we have found it necessary to modify certain loans, which modifications have resulted in extended maturities of two years or longer, and believe we may need to modify additional loans in an effort to, among other things, protect our collateral. As a result of these conditions, the Company is not currently generating sufficient cash flows to sustain operations. These factors raise substantial doubt about our ability to continue operating as a going concern.

IMH FINANCIAL CORPORATION
 (formerly known as IMH Secured Loan Fund, LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BUSINESS, BASIS OF PRESENTATION AND LIQUIDITY - continued

Management continues to evaluate the existing outstanding loan obligations to ascertain the necessary funding amounts and timing for each loan, and to determine potential reductions in, or cessation of, funding commitments for loans in default or to find alternative sources for such fundings. This analysis is on-going, although the results are not expected to materially affect our current estimate of outstanding loan commitments presented in the accompanying financial statements.

Our liquidity plan includes obtaining additional financing, selling whole loans or participating interests in loans and selling certain REO assets. As of December 31, 2010, our entire loan portfolio with carrying values of $123.2 million, net of valuation allowance of $294.1 million, is held for sale. In addition, as of December 31, 2010, REO projects with a carrying value totaling $31.8 million are being actively marketed for sale. Accordingly, these REO assets are reflected as held for sale in the accompanying consolidated balance sheets. During the year ended December 31, 2010, we sold certain REO and loan assets for approximately $12.4 million resulting in a net loss on disposal of $1.2 million. Given the current state of the real estate and credit markets, we believe the realization of full recovery of the cost basis in our assets is unlikely to occur in a reasonable time frame and may not occur at all, and we may be required to liquidate portions of our assets for liquidity purposes at a price significantly below the initial cost basis or potentially below current carrying values, or to pursue other available alternatives to generate liquidity.

During the year ended December 31, 2010, we secured third-party financing from lenders with a total borrowing capacity of $14.7 million for the purpose of funding anticipated development costs for REO assets, remaining loan obligations, settlement of conversion transaction liabilities and working capital needs, of which $12.0 million was outstanding as of December 31, 2010.

Further, in recent months, we have had ongoing discussions with potential interim lenders, and have received preliminary indications of borrowing opportunities for us in amounts that would provide us with sufficient capital to fund the next 12 months of operations. However, as of April 15, 2011, none of these borrowing opportunities have been finalized.

There is no assurance that the Company will be successful in selling real estate assets in a timely manner to sufficiently fund operations or obtaining additional financing, and if available, there are no assurances that the financing will be at commercially acceptable terms. Failure to address this liquidity issue within the timeframe permitted may have a material adverse effect on our business, results of operations, and financial position. The accompanying consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES

Our financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. Critical accounting policies for us include revenue recognition, valuation of loans and REO assets, contingencies, accretion of income for loans purchased at discount, income taxes and stock-based compensation.

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

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES – continued

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

We do not generally reverse accrued interest on loans once they are deemed to be impaired and placed in non-accrual status. In conducting our periodic valuation analysis, we consider the total recorded investment for a particular loan, including outstanding principal, accrued interest and estimated foreclosure costs when computing the amount of valuation allowance required. As a result, our valuation allowance may increase based on interest income recognized in prior periods, but subsequently deemed to be uncollectible as a result of our valuation analysis.

Cash receipts are generally first allocated to interest, except when such payments are specifically designated by the terms of the loan as a principal reduction. Loans with a principal or interest payment one or more days delinquent are in technical default and are subject to various fees and charges including default interest rates, penalty fees and reinstatement fees. Often these fees are negotiated in the normal course of business and, therefore, not subject to estimation. Accordingly, income pertaining to these types of fees is recorded as revenue when received.
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

Rental income arising from operating leases in recognized on a straight-line basis over the life of the lease.

Sales of real estate related assets are recognized in full in accordance with applicable accounting standards only when all of the following conditions are met: 1) the sale is consummated, 2) the buyer's has demonstrated a commitment to pay and the collectibility of the sales price is reasonably assured, 3) if financed, the receivable from the buyer is collateralized by the property and is subject to subordination only by an existing first mortgage and other liens on the property, and 4) the seller has transferred the usual risks and rewards of ownership to the buyer, and is not obligated to perform significant activities after the sale.

Allowance for Credit Losses/Valuation Allowance

A loan is deemed to be impaired when, based on current information and events, it is probable that we will be unable to ultimately collect all amounts due according to the contractual terms of the loan agreement and the amount of loss can be reasonably estimated.

Our mortgage loans, which are deemed to be collateral dependent, are subject to an allowance for credit loss (when held for investment) or valuation allowance (when held for sale) based on our determination of the fair value of the subject collateral in relation to the outstanding mortgage balance, including accrued interest and related expected costs to foreclose and sell. We evaluate our mortgage loans for impairment losses on an individual loan basis, except for loans that are cross collateralized within the same borrowing group. For cross-collateralized loans within the same borrowing group, we perform both an individual loan evaluation as well as a consolidated loan evaluation to assess our overall exposure for such loans. As such, we consider all relevant circumstances to determine impairment and the need for specific valuation allowances. In the event a loan is determined not to be collateral dependent, we measure the fair value of the loan based on the estimated future cash flows of the note discounted at the note’s contractual rate of interest.

IMH FINANCIAL CORPORATION
 (formerly known as IMH Secured Loan Fund, LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES – continued

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

Fair Value

Fair value estimates are based upon certain market assumptions and pertinent information available to management. As of the dates of the balance sheets, the respective carrying value of all balance sheet financial instruments approximated their fair values. These financial instruments include cash and cash equivalents, mortgage investments, accrued interest, and notes payable. Fair values of cash equivalents and notes payable are assumed to approximate carrying values because these instruments are short term in duration or are deemed to be at current market rates.

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

Under applicable accounting guidance, a fair value measurement assumes the highest and best use of the asset by market participants, considering the use of the asset that is physically possible, legally permissible, and financially feasible at the measurement date. Highest and best use is determined based on the use of the asset by market participants, even if the intended use of the asset by the reporting entity is different. Determination of the highest and best use of the asset establishes the valuation premise used to measure the fair value of the asset. Two asset categories are established under applicable accounting guidance: in-use assets, and in-exchange assets. When using an in-exchange valuation premise, the fair value of the asset is determined based on the price that would be received in a current transaction to sell the asset on a stand-alone basis. All of our loans are deemed to be in-exchange assets.

The accounting guidance establishes a fair value hierarchy that prioritizes the inputs into valuation techniques used to measure fair value. The three levels of the fair value hierarchy under this accounting guidance are as follows:

IMH FINANCIAL CORPORATION
 (formerly known as IMH Secured Loan Fund, LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES – continued

Level 1—	Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that we have the ability to access at the measurement date;

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

In connection with our assessment of fair value, we generally utilize the services of one or more independent third-party valuation firms to provide a range of values for selected properties. With respect to valuations received from third-party valuation firms, one of four valuation approaches, or a combination of such approaches, is used in determining the fair value of the underlying collateral of each loan: the development approach, the income capitalization approach, the sales comparison approach and the cost approach. The valuation approach taken depends on several factors including the type of property, the current status of entitlements and level of development (horizontal or vertical improvements) of the respective project, the likelihood of a bulk sale as opposed to individual unit sales, whether the property is currently or nearly ready to produce income, the current sales price of property in relation to cost of development and the availability and reliability of market participant data. In a declining market, except in limited circumstances, the valuation approach taken has shifted from primarily a development approach to a comparable sales approach.

We generally select a fair value within a determinable range as provided by the valuation firm, unless we or the borrower have received a bona fide written third party offer on a specific loan or underlying collateral. In determining a single best estimate of value from the range provided, we consider the macro and micro economic data provided by the third party valuation specialists, supplemented by management’s knowledge of the specific property condition and development status, borrower status, level of interest by market participants, local economic conditions, and related factors. See Note 4 for further discussion regarding selection of values within a range.

As an alternative to the third party valuations obtained, we generally utilize bona fide written third party offer amounts received in cases in which the offer exceeds the valuation conclusion reached by the independent valuation firms because, in the opinion of management, such offers are more reflective of the current market and indicative of fair value from direct market participants. When deemed appropriate, the offer amounts utilized are discounted to allow for potential changes in our on-going negotiations.

IMH FINANCIAL CORPORATION
 (formerly known as IMH Secured Loan Fund, LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES – continued

Loan Charge Offs

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

A loan charged off is recorded as a charge to the allowance for credit loss or valuation allowance at the time of foreclosure in connection with the transfer of the underlying collateral to REO status. The amount of the loan charge off is equal to the difference between the contractual amounts due under the loan and the fair value of the collateral acquired through foreclosure, net of selling costs. Generally, the loan charge off amount is equal to the loan’s allowance for credit loss or valuation allowance at the time of foreclosure. At the time of foreclosure, the contractual value less the related allowance for credit loss or valuation allowance is compared with the estimated fair value, less costs to sell, on the foreclosure date and the difference, if any, is included in the provision for credit losses (recovery) in the statement of operations. The allowance for credit loss or valuation allowance is netted against the gross carrying value of the loan, and the net balance is recorded as the new basis in the REO assets. Once in a REO status, the asset is evaluated for impairment based on accounting criteria for long-lived assets.

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

IMH FINANCIAL CORPORATION
 (formerly known as IMH Secured Loan Fund, LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES – continued

Discounts on Acquired Loans

We account for mortgages acquired at a discount in accordance with applicable accounting guidance which requires that the amount representing the excess of cash flows estimated by us at acquisition of the note over the purchase price is to be accreted into interest income over the expected life of the loan (accretable discount) using the interest method. Subsequent to acquisition, if cash flow projections improve, and it is determined that the amount and timing of the cash flows related to the nonaccretable discount are reasonably estimable and collection is probable, the corresponding decrease in the nonaccretable discount is transferred to the accretable discount and is accreted into interest income over the remaining life of the loan using the interest method. If cash flow projections deteriorate subsequent to acquisition, or if the probability of the timing or amount to be collected is indeterminable, the decline is accounted for through the provision for credit loss. No accretion is recorded until such time that the timing and amount to be collected under such loans is determinable and probable as to collection.

Real Estate Held for Development or Sale

Real estate held for development or held for sale consists primarily of assets that have been acquired in satisfaction of a receivable, such as in the case of foreclosure. When a loan is foreclosed upon and transferred to a REO status, an assessment of the fair value is made, and the asset is transferred to real estate held for development or held for sale at this amount less costs to sell. We typically obtain a valuation on a REO asset within 90 days of the date of foreclosure of the related loan. Valuation adjustments required at the date of transfer are charged off against the allowance for loan loss or valuation allowance.

Our determination of whether to classify a particular REO asset as held for development or held for sale depends on various factors, including our intent to sell or develop the property, the anticipated timing of such disposition and whether a formal plan of disposition has been adopted, among other circumstances. If management undertakes a specific plan to dispose of real estate own within twelve months and the real estate is transferred to held for sale status, the fair value of the real estate may be less than the estimated future undiscounted cash flows of the property when the real estate was held for development, and that difference may be material.

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

Upon sale of REO assets, any difference between the net carrying value and net sales proceeds are charged or credited to operating results in the period of sale as a gain or loss on sale.

Statement of Cash Flows

Certain loans in our portfolio contain provisions which provide for the establishment of interest reserves which are drawn from the existing note obligation for the satisfaction of monthly interest due in accordance with the terms of the related notes. Consistent with industry standards, for purposes of reporting, interest draws are generally reflected as cash transactions in accrued interest and mortgage loan fundings in the accompanying consolidated statements of cash flows.

IMH FINANCIAL CORPORATION
(formerly known as IMH Secured Loan Fund, LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES – continued

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

Stock-Based Compensation

Our 2010 Stock Incentive Plan is pending approval by the board of directors and provides for awards of stock options, stock appreciation rights, restricted stock units and other performance based awards to our officers, employees, directors and certain consultants. The maximum number of shares of common stock that may be issued under such awards shall not exceed 1,200,000 common shares, subject to increase to 1,800,000 shares after an initial public offering. We measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. No awards have been granted under this plan as of December 31, 2010.

Income Taxes

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

Recent Accounting Pronouncements

Changes to accounting principles generally accepted in the United States of America (U.S. GAAP) are established by the Financial Accounting Standards Board (FASB) in the form of accounting standards updates (ASUs) to the FASB’s Accounting Standards Codification.

IMH FINANCIAL CORPORATION
(formerly known as IMH Secured Loan Fund, LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES – continued

The Company considers the applicability and impact of all ASUs. ASUs not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on our consolidated financial position and results of operations.

In October 2009, the FASB issued ASU No. 2009-13, "Revenue Recognition (Topic 605): Multiple Deliverable Revenue Arrangements." ASU No. 2009-13 eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method and expands the disclosures related to multiple-deliverable revenue arrangements. ASU No. 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier adoption permitted. The adoption of ASU No. 2009-13 will not have a material impact on our results of operations or our financial position.

In January 2010, the FASB issued ASU No. 2010-06, "Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements." ASU 2010-06 requires new disclosures regarding transfers in and out of the Level 1 and 2 and activity within Level 3 fair value measurements and clarifies existing disclosures of inputs and valuation techniques for Level 2 and 3 fair value measurements. ASU 2010-06 also includes conforming amendments to employers' disclosures about postretirement benefit plan assets. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosure of activity within Level 3 fair value measurements, which is effective for fiscal years beginning after December 15, 2010, and for interim periods within those years. We have adopted ASU 2010-06 and our fair value information reflects the required disclosures.

In February 2010, the FASB issued ASU 2010-09, "Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements." ASU 2010-09 requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement that an SEC filer disclose the date through which subsequent events have been evaluated. ASC 2010-09 was effective upon issuance. The adoption of this standard had no effect on our results of operation or our financial position.

In April 2010, the FASB issued ASU 2010-13, "Compensation - Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades." ASU 2010-13 provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity's equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in ASU 2010-13 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The adoption of this standard will not have an effect on our results of operation or our financial position.

In December 2010, the FASB issued ASU 2010-29, "Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations." ASU 2010-29 provides amendments to Topic 805 to specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. In accordance with ASU 2010-29 we have presented our supplemental pro forma disclosures of business combinations that occurred in 2010.

In July 2010, the FASB issued ASU No. 2010-20, "Receivables (Topic 310) - Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses." ASU 2010-20 requires entities to provide disclosures designed to facilitate financial statement users' evaluation of (i) the nature of credit risk inherent in the entity's portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses and (iii) the changes and reasons for those changes in the allowance for credit losses. Disclosures must be disaggregated by portfolio segment, the level at which an entity develops and documents a systematic method for determining its allowance for credit losses, and class of financing receivable, which is generally a disaggregation of portfolio segment. The required disclosures include, among other things, a rollforward of the allowance for credit losses as well as information about modified, impaired, nonaccrual and past due loans and credit quality indicators. ASU 2010-20 became effective for our financial statements as of December 31, 2010, as it relates to disclosures required as of the end of a reporting period. Disclosures that relate to activity during a reporting period will be required for our financial statements that include periods beginning on or after January 1, 2011. We have not evaluated the impact of the adoption of this standard on our results of operations or our financial position. However, we do not believe the adoption of this standard will have a material impact on our consolidated financial statements since our current disclosures include substantially all such required disclosures.

In January 2011, the FASB issued ASU 2011-01, "Receivables (Topic 310) - Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20," temporarily deferred the effective date for disclosures related to troubled debt restructurings to coincide with the effective date of a ASU 2011-02, which is effective for periods ending after June 15, 2011.

Similarly, in April 2011, the FASB issued ASU 2011-02, "Receivables (Topic 310) – A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring." ASU 2011-02 requires that in evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that both of the following exist (i) the restructuring constitutes a concession and (ii) the debtor is experiencing financial difficulties.  Disclosure should include the total amount of the receivable and the allowance for credit losses as of the end of the period of adoption.  Disclosures that relate to activity during a reporting period will be required for our financial statements that include periods beginning on or after June 15, 2011.  We have not evaluated the impact of the adoption of this standard on our results of operations or our financial position. However, we do not believe the adoption of this standard will have a material impact on our consolidated financial statements.

IMH FINANCIAL CORPORATION
(formerly known as IMH Secured Loan Fund, LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – THE CONVERSION TRANSACTIONS

We were formed from the conversion of our predecessor entity, IMH Secured Loan Fund, LLC, or (“the Fund”), into a Delaware corporation. The Fund, which was organized in May 2003, commenced operations in August 2003, focusing on investments in short-term commercial real estate mortgage loans collateralized by first mortgages on real property. The Fund was externally managed by Investors Mortgage Holdings, Inc., or (“the Manager”), which was incorporated in Arizona in June 1997 and is licensed as a mortgage banker by the State of Arizona. Due to the cumulative number of investors in the Fund, the Fund registered under the Securities Exchange Act of 1934, as amended, on April 30, 2007 and began filing periodic reports with the Securities and Exchange Commission, or (“the SEC”).  In the Conversion Transactions, we also acquired IMH Holdings, LLC, or (“Holdings”), a related entity through common ownership of the Manager, which is a Delaware limited liability company and serves as a holding company for two wholly-owned subsidiaries: IMH Management Services, LLC, an Arizona limited liability company and SWI Management, LLC, an Arizona limited liability company. IMH Management Services, LLC provides us and our affiliates with human resources and administrative services, including the supply of employees, while SWI Management, LLC, or SWIM, acts as the manager for the Strategic Wealth & Income Fund, LLC, or the SWI Fund. At December 31, 2010, the SWI Fund had $11.5 million under management. The SWI Fund is a Delaware limited liability company whose investment strategies and objectives are substantially similar to our historic strategy. We have a $25,000 equity interest in and receive fee income for managing the SWI Fund.

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

We acquired the Manager, through the issuance of 716,279 shares of Class B common stock to the equity holders of the Manager and its affiliates, on June 18, 2010.   In exchange for their ownership interest, the previous owners of the Manager and Holdings, as well as certain participants in the Manager’s stock appreciation rights plan, agreed to receive an aggregate of 895,750 shares of Class B-3 and B-4 common stock in the Company. Additionally, in accordance with terms of the acquisition, the previous owners received distributions totaling $4.0 million based on the December 31, 2009 equity of the Manager. Under the terms of the Conversion Transaction, to compensate for any reduction in net assets of the Manager and Holdings since December 31, 2009, the aggregate number of shares issuable to the owners of Manager and Holdings was reduced by one share for each $20 of the net loss incurred by the Manager and Holdings from January 1, 2010 through the acquisition date of June 18, 2010. Based on a net loss through the date of acquisition of $3.5 million, the shares issued to the owners of Manager and Holdings was reduced pro rata by 176,554 shares. We also withheld 2,917 shares for SARS (stock appreciation rights) withholding taxes.

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

IMH FINANCIAL CORPORATION
(formerly known as IMH Secured Loan Fund, LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – THE CONVERSION TRANSACTIONS - continued

For accounting purposes, the Conversion Transactions were simultaneously treated as a recapitalization of the Fund into IMH Financial Corporation and IMH Financial Corporation’s acquisition of all of the ownership interests in the Manager and Holdings. Recapitalization of membership units of the Fund into common stock of IMH Financial Corporation had no accounting effect except for the requirement to record deferred taxes on the date of change in tax status from a pass through entity to a taxable entity (see Note 10). The Conversion Transactions also terminated the Manager’s pass-through entity tax status and it became a taxable entity resulting in the requirement to record deferred taxes on the date of change in tax status. Upon the exchange of common stock of IMH Financial Corporation for all of the ownership interest in the Manager and Holdings, IMH Financial Corporation included the assets and liabilities of Manager and Holdings in its financial statements at their carryover basis. The acquisition of the Manager and Holdings was effected in order to, among other things, align the interests of management and stockholders of the Company.

In connection with the Manager’s adoption of applicable accounting guidance, the Manager was required to consolidate the Fund effective January 1, 2010. With the adoption of the applicable accounting guidance, the Fund and the Manager were one reporting entity subsequent to January 1, 2010, and the Company and the remain one reporting entity after the completion of the Conversion Transactions. As a result, the exchange of our common stock for all of the ownership interests in the Manager and Holdings is not considered a business combination which would result in a new basis of the assets obtained and liabilities assumed. Instead such assets and liabilities were recorded at the Manager’s and Holding’s carryover basis.

The Manager contributed approximately $0.4 million to revenue and $3.5 million to pre-tax net loss for the period from June 18, 2010 (the effective date of acquisition) through December 31, 2010.

The following table presents unaudited pro forma revenue and net loss for the year ended December 31, 2010 (assuming the acquisition of the Manager and Holdings occurred January 1, 2010) and December 31, 2009 (assuming the acquisition of the Manager and Holdings occurred January 1, 2009). The pro forma financial information presented in the following table is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the earliest period presented, nor is it intended to be a projection of future results.

	Pro Forma	Pro Forma
	Year Ended	Year Ended
	December 31, 2009	December 31, 2010

Revenue	$33,391	$4,070
Net loss	(71,908)	(120,571)
Provision for income taxes	-	-

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

The following table summarizes the assets acquired and liabilities assumed recorded at the Manager’s and Holding’s carrying values at the acquisition date (in thousands):

IMH FINANCIAL CORPORATION
(formerly known as IMH Secured Loan Fund, LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – THE CONVERSION TRANSACTIONS - continued

As of
June 18, 2010
Cash and Cash Equivalents	$422
Accrued Interest and Other Receivables	50
Real Estate Held for Sale	39
Deposits and Other Assets	291
Property and Equipment	1,727
Accounts Payable and Accrued Expenses	(1,138)
Notes Payable	(443)
Payable to Fund	(810)
Total Identifiable Net Assets at June 18, 2010	138
Less: Distribution to Owners of Manager and Holdings	(3,721)
Add: Settlement of Obligation with SARs Participants	111
Conversion Transaction impact to Stockholders' Equity	$(3,472)

Prior to June 18, 2010, the Manager distributed $0.3 million to the owners of Manager and Holdings. This distribution plus the $3.7 million distribution reflected in the preceding table is equal to the $4.0 million distribution due to the owners of the Manager and Holdings based on the December 31, 2009 consolidated equity balance of the Manager and Holdings.

Offering Costs

The Conversion Transactions were undertaken, among other reasons, to position us for an initial public offering through the filing of Form S-11 with the SEC.  We received notice on June 8, 2010 that we are the subject of an SEC investigation.  After consultation with our potential underwriters, legal counsel and others, we believe that it is not probable at this time that we will be in a position to complete an IPO until matters concerning the SEC’s investigation are clarified or resolved and market conditions are more favorable.  We cannot determine at this time when matters before the SEC will be clarified or resolved.

As a result of this change in circumstances, due to the postponement of the IPO by more than 90 days and the fact that we cannot assert that it is probable that it will occur in near term, we wrote-off all previously capitalized incremental costs totaling $6.2 million through December 31, 2010.

We engaged a consulting firm to assist in the identification of financing and capital raising alternatives for a monthly fee of $32,500. Additionally, we modified this agreement whereby the consulting firm will be entitled to a one-time fee of $1.5 million if during the consulting term we either (i) raise $50 million or more in the aggregate of debt or equity capital or (ii) list our securities on a national securities exchange. In addition, if neither the capital raise nor the listing occurs and either our Chief Executive Office or President is terminated, we agree to pay the consultant $1.5 million. Further, if we raise capital in an equity securities offering exceeding $100 million (in one or a series of transactions) during the consulting term, we are obligated to pay the consulting firm an additional one-time fee of $0.8 million, and if we raise capital in a debt securities offering exceeding $100 million (in one or a series of transactions) during the consulting term, we are obligated to pay the consulting firm a one-time fee of $0.5 million. In addition, if we raise $50 million or more of debt or equity capital or list our securities on a national securities exchange we shall make a one-time issuance to the consulting firm of 50,000 shares of common stock.  Further, if we consummate an initial public offering, and we list our securities on a national securities exchange and we receive equity capital from the contemplated initial public offering, we shall make a one-time issuance to the consulting firm of warrants to purchase 150,000 of our equity securities. This agreement is cancelable by either party upon 30 day written notice, subject to certain surviving payment obligations. In addition, the consultant was entitled to a fee in connection with its assistance in securing $9.5 million in financing on a specific REO asset equal to 1% of loan amount. During the year ended December 31, 2010, we recorded $0.4 million in offering costs for amounts paid under this agreement.

IMH FINANCIAL CORPORATION
(formerly known as IMH Secured Loan Fund, LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 — MORTGAGE INVESTMENTS, LOAN PARTICIPATIONS AND LOAN SALES

Lien Priority

Historically, all mortgage loans have been collateralized by first deeds of trust (mortgages) on real property, and generally include a personal guarantee by the principals of the borrower. Often the loans are secured by additional collateral. However, during the year ended December 31, 2009, for one loan we agreed to subordinate a portion of our first lien mortgage to a third party lender in the amount of $14.0 million (approximately 25% of the outstanding principal at that time) and as of December 31, 2010, we had subordinated two first lien mortgages to third party lenders in the amount of $18.0 million (approximately 31% and 2% of the outstanding principal for each loan, respectively). The subordination for $14.0 million, which was subsequently increased to $16.5 million in September 2010, was granted in order to provide liquidity to the borrower to complete the construction of the project, an obligation for which we had been responsible under the original loan terms. Under the terms of the subordination agreement, we may purchase or pay off the loan to the third party lender at par. The second subordination for $1.5 million was granted in order to satisfy a financial obligation to a utility company in relation to the development of the collateral, and to bring the interest payments current on other liens totaling approximately $2.0 million for which the lien holders were seeking foreclosure. The other liens totaling $2.0 million are also superior to our deed of trust and are held by two lenders. However, we entered into intercreditor agreements with these lenders which stipulate that they must notify us of any loan default or foreclosure proceedings, and we have the right, but not the obligation, to cure any event of default or to purchase the liens. The aggregate of these superior liens total $3.5 million (representing approximately 5% of the outstanding principal for the related loan), and are collateralized by 11 of the 55 parcels that comprise the collateral for this loan. While subordinations of our first lien positions are not expected to be a common occurrence in the future, we may find it necessary to do so in an effort to maximize the opportunity for recovery of our investment. Independent title companies handle all loan closings and independent third-party companies, with our oversight, provide construction inspections and loan document management services for the majority of the mortgage loan note obligations that contain construction components.

As we have done historically, we will acquire almost exclusively first mortgages and trust deeds unless a second mortgage on a different property is offered as additional credit support. Even in those cases, we will not advance funds solely in respect of a second mortgage. However, we may accept any reasonable financing terms or make additional acquisitions we deem to be in our interests.

Loan Classification

In connection with the consummation of the Conversion Transactions, we revised our business strategy.  Although we have historically focused on the origination of senior short-term commercial bridge loans with maturities of 12 to 18 months with the intent of holding such loans to maturity with the availability of permanent take-out financing, our primary future focus is expected to be on the acquisition and origination of interim loans, or other short-term financings, that are used to pay off construction,  commercial or residential property loans and are not reliant on the availability of take-out financing. In addition, we will target the acquisition or financing of whole commercial real estate mortgage loans, which may be performing, distressed or non-performing, and participating interests in performing commercial real estate mortgage loans. Accordingly, as of December 31, 2010, the entire loan portfolio is reflected as held for sale in the accompanying consolidated balance sheets.

Changes in the Loan Portfolio Profile

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

IMH FINANCIAL CORPORATION
 (formerly known as IMH Secured Loan Fund, LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 — MORTGAGE INVESTMENTS, LOAN PARTICIPATIONS AND LOAN SALES – continued

Although we have in the past modified certain loans in our portfolio by extending the maturity dates or changing the interest rates thereof on a case by case basis, we do not have in place at this time a specific loan modification program or initiative. Rather, as in the past, we may modify any loan, in our sole discretion, based on the applicable facts and circumstances, including, without limitation: (i) our expectation that the borrower may be capable of meeting its obligations under the loan, as modified; (ii) the borrower’s perceived motivation to meet its obligations under the loan, as modified; (iii) whether we perceive that the risks are greater to us if the loan is modified, on the one hand, or not modified, on the other hand, and foreclosed upon; (iv) whether the loan is expected to become fully performing within some period of time after any proposed modification; (v) the extent of existing equity in the collateral net of the loan, as modified; (vi) the creditworthiness of the guarantor of the loan; (vii) the particular borrower’s track record and financial condition; and (viii) market based factors regarding supply/demand variables bearing on the likely future performance of the collateral. In the future, we expect to modify loans on the same basis as above without any reliance on any specific loan modification program or initiative.

We intend to maintain a diversified portfolio and have target asset allocations, but our investment policy does not specifically limit the amount of our capital that may be invested in any particular class or type within our target asset classes. To the extent we are able to generate sufficient capital, we expect the acquisition of real estate related assets in various target asset classes to be our primary focus over the next 12 to 24 months in light of what we perceive to be attractive opportunities arising under current market conditions. We especially seek those investments we believe are mispriced in relation to their relative risk, and those that have become attractive as a result of the imbalance between supply and demand in the current forced-sale environment, which has forced numerous financial institutions to dispose of both monetary and physical real estate-related assets in order to meet regulatory or general capital or liquidity requirements.

Average Loan Size

Except for the origination of four loans totaling $3.5 million relating to the financing of a portion of the sale of certain REO assets during 2010,  no new loans were originated during the year ended December 31, 2010.  Similarly, aside from one loan which was funded during the first quarter of 2009 totaling $0.4 million in connection with the financing of a sale of certain collateral by an existing borrower to an unrelated party, and the restructure of certain loans for a borrower exiting bankruptcy in the fourth quarter of 2009, no new loans were originated during the year ended December 31, 2009. Prior to our election to suspend the origination and funding of new loans, in 2008, we originated 23 new loans with an average note balance of $14.3 million.  At December 31, 2010 and 2009, the average principal balance for our loans was $11.0 million (of which $1.2 million was performing), as compared to $9.9 million (of which $2.4 million was performing). The low average note balance is a result of the majority of the loan portfolio that is in non-accrual status as of December 31, 2010 and 2009.

Geographic Diversification

Our mortgage loans consist of loans where the primary collateral is located in various states. As of December 31, 2009 and 2010, the geographical concentration of our principal loan balances by state, were as follows (amounts in thousands, except unit data):

IMH FINANCIAL CORPORATION
(formerly known as IMH Secured Loan Fund, LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 — MORTGAGE INVESTMENTS, LOAN PARTICIPATIONS AND LOAN SALES – continued

	December 31, 2009					December 31, 2010
	Oustanding	Allowance for	Net Carrying			Oustanding	Valuation	Net Carrying
	Principal	Credit Loss	Amount	Percent	#	Principal	Allowance	Amount	Percent	#
Arizona	$281,492	$(162,639)	$118,853	55.5%	26	$231,853	$(148,451)	$83,402	67.7%	17
California	181,390	(120,829)	60,561	28.3%	20	155,474	(127,881)	27,593	22.4%	17
New Mexico	5,241	(1,094)	4,147	1.9%	2	5,251	(2,127)	3,124	2.5%	2
Texas	11,102	(4,272)	6,830	3.2%	3	-	-	-	0.0%	0
Idaho	49,594	(38,981)	10,613	5.0%	2	17,306	(15,681)	1,625	1.3%	1
Nevada	7,984	(2,613)	5,371	2.5%	1	-	-	-	0.0%	0
Utah	7,645	-	7,645	3.6%	1	7,456	-	7,456	6.1%	1
Total	$544,448	$(330,428)	$214,020	100.0%	55	$417,340	$(294,140)	$123,200	100.0%	38

Average Principal Outstanding	$9,899					$10,983

The concentration of our loan portfolio in Arizona and California, markets in which values have been severely impacted by the decline in the real estate market, totals 83.8% and 90.1% at December 31, 2009 and 2010, respectively. Since we have effectively stopped funding new loans, as a result of other factors, our ability to diversify our portfolio is significantly impaired.  Nevertheless, we expect our geographic concentration to remain focused primarily in the southwestern United States if and when we recommence lending activities.

Interest Rate Information

Our loan portfolio includes loans that carry variable and fixed interest rates. All variable interest rate loans are indexed to the Prime rate with interest rate floors. At December 31, 2009 and 2010, respectively, the Prime rate was 3.25% per annum.

As of December 31, 2009 and 2010, our outstanding loan principal balances (including non-accrual loans), net of the valuation allowance, summarized by fixed and variable interest are as follows (amounts in thousands, except unit data):
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

IMH FINANCIAL CORPORATION
 (formerly known as IMH Secured Loan Fund, LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 — MORTGAGE INVESTMENTS, LOAN PARTICIPATIONS AND LOAN SALES – continued

	December 31, 2010
	Fixed Rate		Variable Rate		Total
		Outstanding		Outstanding		Outstanding	Valuation	Net Carrying
Current Rate:	#	Principal	#	Principal	#	Principal	Allowance	Amount	%
5.00%	1	$213	-	$-	1	$213	$-	$213	0.2%
5.50%	1	171	-	-	1	171	-	171	0.1%
6.00%	1	2,000	-	-	1	2,000	-	2,000	1.6%
7.53%	1	41,478	-	-	1	41,478	(28,083)	13,395	10.9%
8.00%	3	31,818	-	-	3	31,818	(28,260)	3,558	2.9%
8.25%	1	53,183	-	-	1	53,183	-	53,183	43.1%
10.00%	4	30,813	-	-	4	30,813	(26,336)	4,477	3.6%
11.00%	-	-	1	1,294	1	1,294	-	1,294	1.1%
11.50%	2	1,201	1	211	3	1,412	(290)	1,122	0.9%
11.75%	1	5,822	-	-	1	5,822	(1,919)	3,903	3.2%
12.00%	4	18,897	4	22,344	8	41,241	(22,685)	18,556	15.1%
12.25%	-	-	2	56,598	2	56,598	(52,877)	3,721	3.0%
12.75%	1	37,958	-	-	1	37,958	(29,984)	7,974	6.5%
13.00%	1	1,650	8	42,563	9	44,213	(40,620)	3,593	2.9%
14.25%	-	-	1	69,126	1	69,126	(63,086)	6,040	4.9%
Total	21	$225,204	17	$192,136	38	$417,340	$(294,140)	$123,200	100.0%

% of Portfolio		54.0%		46.0%		100.0%
Weighted Average Rate		9.51%		13.10%		11.16%
Number of Loans		21		17		38
Average Principal		$10,724		$11,302		$10,983

As of December 31, 2009, the allowance for credit loss totaled $330.4 million (of which $328.1 million was attributed to mortgage loans held to maturity and $2.3 million was attributed to mortgage loans held for sale), representing 60.7% of the total loan portfolio principal balances. As of December 31, 2010, the valuation allowance totaled $294.1 million (all of which was attributed to mortgage loans held for sale), representing 70.5% of the total loan principal balances.

See the heading entitled “Borrower and Borrower Group Concentrations” for additional information.

Changes in the Portfolio Profile — Scheduled Maturities

The outstanding principal balance of mortgage investments, net of the allowance for credit loss, as of December 31, 2009 and 2010, have scheduled maturity dates within the next several quarters as follows:

IMH FINANCIAL CORPORATION
(formerly known as IMH Secured Loan Fund, LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 — MORTGAGE INVESTMENTS, LOAN PARTICIPATIONS AND LOAN SALES – continued

December 31, 2009				December 31, 2010
(in thousands, except percentage and unit data)
Quarter	Amount	Percent	#	Quarter	Amount	Percent	#
Matured	$347,135	63.7%	34	Matured	$280,323	67.1%	25
Q1 2010	10,776	2.0%	5	Q1 2011	1,294	0.3%	1
Q3 2010	54,947	10.1%	9	Q2 2011	1,201	0.3%	2
Q1 2011	3,080	0.6%	2	Q3 2011	1,100	0.3%	1
Q4 2011	30,200	5.5%	2	Q4 2011	36,377	8.7%	4
Q1 2012	392	0.1%	1	Q1 2012	2,000	0.5%	1
Q3 2012	97,918	18.0%	2	Q3 2012	94,661	22.7%	2
				Q3 2013	384	0.1%	2
	544,448	100.0%	55	Total	417,340	100.0%	38

Less: Allowance for Credit
Loss / Valuation Allowance	(330,428)				(294,140)

Net Carrying Value	$214,020				$123,200

Of the total of matured loans noted above, 29% matured in the year ended December 31, 2008, 53% matured in the year ended December 31, 2009, and 18% matured in the year ended December 31, 2010.

From time to time, we may extend a mortgage loan’s maturity date in the normal course of business. In this regard, we have modified certain loans, extending maturity dates in some cases to two or more years, and we expect we will modify additional loans in the future in an effort to seek to preserve our collateral. Accordingly, repayment dates of the loans may vary from their currently scheduled maturity date. If the maturity date of a loan is not extended, we classify and report the loan as matured.

Loan Modifications

The following tables present various summaries of our loan modifications made on a quarterly basis for the periods indicated below:

		Outstanding Principal		Outstanding Funding Commitment		Average Interest Rate		Average Loan Term (Months)		Weighted Avg Interest Rate
Period of Modification	# of Loans	Pre- Modification	Post- Modification	Pre- Modification	Post- Modification	Pre- Modification	Post- Modification	Pre- Modification	Post- Modification	Pre- Modification	Post- Modification
(dollar amounts in thousands)
Q4 2008	4	$81,802	$89,045	$5,296	$5,296	12.88%	12.06%	11.25	17.00	13.78%	13.71%
Q1 2009	5	59,228	64,785	14,328	14,328	12.15%	10.35%	9.20	19.00	11.52%	8.57%
Q2 2009	3	51,103	52,412	2,093	1,241	12.08%	12.25%	10.00	19.00	11.72%	12.10%
Q3 2009	7	114,421	117,244	7,134	4,908	11.39%	10.11%	13.29	29.29	10.23%	8.63%
Q4 2009	4	44,211	44,437	916	14,025	12.30%	10.00%	15.80	18.50	12.64%	5.51%
Q1 2010	2	8,282	8,359	74	662	10.00%	10.00%	4.50	13.50	11.47%	11.47%
Q2 2010	2	956	956	-	-	10.00%	11.50%	12.00	27.50	10.00%	11.50%
Q4 2010	1	4,206	3,932	200	200	12.00%	12.00%	15.00	27.00	12.00%	12.00%
Totals	28	$364,209	$381,170	$30,041	$40,660

IMH FINANCIAL CORPORATION
(formerly known as IMH Secured Loan Fund, LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 — MORTGAGE INVESTMENTS, LOAN PARTICIPATIONS AND LOAN SALES – continued

Period	Principal Outstanding	Number of Loans	Interest Rate Changes	Interest Reserves Added	Additional Collateral Taken	Borrower Prefunded Interest
	(in thousands)
Q4 2008	$89,045	4	1	2	1	0
Q1 2009	64,785	5	2	0	0	1
Q2 2009	52,412	3	1	0	0	0
Q3 2009	117,244	7	3	0	1	2
Q4 2009	44,437	4	1	1	0	2
Q1 2010	8,359	2	0	0	0	0
Q2 2010	956	2	2	0	0	2
Q4 2010	3,932	1	0	0	0	0
Total loans	$381,170	28	10	3	2	7

			Loan Status		Loan Category
Period	Principal Outstanding	# of Loans	# Performing	# Non- Performing	Pre-entitled Land	Entitled Land	Construction & Existing Stuctures
	(in thousands)
Q4 2008	$89,045	4	4	—	1	3	—
Q1 2009	64,785	5	5	—	—	3	2
Q2 2009	52,412	3	1	2	—	3	—
Q3 2009	117,244	7	4	3	—	6	1
Q4 2009	44,437	4	3	1	—	4	—
Q1 2010	8,359	2	1	1	—	2	—
Q2 2010	956	2	2	0	—	2	—
Q4 2010	3,932	1	1	0	—	—	1
Total loans	$381,170	28	21	7	1	23	4

	December 31, 2010
	Amount (in thousands)%		#
Loans Not Modified and Currently Matured	$280,323	67%	25
Loans Modified to Extend Maturity	93,668	22%	5
Original Maturity Date Not Reached	43,349	10%	8
Total Loan Principal	$417,340	100%	38

Prior to fiscal year 2009, our practice was that substantially all of our loans were originated with a one year maturity. This practice was implemented to allow us, at the end of the applicable initial loan term, to re-underwrite the loan to ensure that the borrower had made appropriate progress on the applicable development project, as well as to determine that there was no material deterioration in the credit-worthiness of our debtor/borrower. Upon successful review and re-underwriting, we customarily extended the loan for an additional period, generally not in excess of one year. Loans at or near completion were either under consideration for next-phase financing by us or under analysis for take-out financing by third-parties.

In our evaluation of the potential advisability of extending a loan, we conduct a re-underwriting of the borrower and the related project. This evaluation primarily includes following factors: (1) the estimated cash flow to be derived from the development and disposition of the project; (2) the stage of development of the project in terms of entitlement; (3) the financial wherewithal of the borrower, as evidenced by the receipt of personal financial statements of the guarantor; (4) the need for supplemental collateral of the borrower to ensure a proper loan-to-value ratio; (5) whether management believes that retaining the current owner/operator/developer of the existing collateral will maximize the collateral value; (5) the borrower’s performance under the terms of the original loan terms; (6) the borrower’s ability to fund on-going maintenance, taxes and insurance costs; and (6) the availability of third-party financing available to the borrower to “take-out” our loan.

IMH FINANCIAL CORPORATION
(formerly known as IMH Secured Loan Fund, LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 — MORTGAGE INVESTMENTS, LOAN PARTICIPATIONS AND LOAN SALES – continued

Historically, we did not forgive any recorded principal or interest due under the loan as of the date of maturity and related modification. In all cases, we attempted to maintain the interest rate at its previous level, although in certain cases, the borrower successfully negotiated a lower rate due to (1) multiple reductions in the prime rate since the date of original funding resulted in a spread over prime equivalent to the original loan, or (2) the extended term of the loan (i.e., in some cases 24 to 36 months) supported a lower rate more reflective of market rates for similar term loans.

Additionally, as a matter of policy, we have not increased unfunded interest reserves solely to keep a loan from becoming past due. Any additional increases the interest reserve accounts are determined only after a complete re-evaluation of our underwriting procedures for such proposed loan modifications and only if the underlying collateral supports additional interest reserves.

However, in the general absence of available take-out financing, we believe that, under current accounting guidance, any loan that has reached maturity and has been modified or extended, regardless of the stage of development of the underlying collateral, is considered to be the result of the debtor having financial difficulties. Additionally, because we are a “bridge lender” in a market where such new lending has become substantially unavailable, any renewal of loans at the near original interest rate or a lower interest rate is deemed to be below what other bridge lenders might charge and, therefore, is deemed to be a “concession” to the debtor. With both conditions met, we have classified all loan modifications or extensions made beginning in the fourth quarter of 2008 and thereafter as TDRs for financial reporting purposes. Due to the application of fair value guidance to our loans, generally all loans’ carrying values reflect any impairment that would otherwise be recognized under TDR accounting treatment. Aside from the loans reflected in the preceding table, there were no other loans originated or modified since the quarter ended December 31, 2008 that included additional interest reserves.

Summary of Existing Loans in Default

Loans in default encompass both non-accrual loans and loans for which we are still accruing income, but are delinquent as to the payment of accrued interest or are past scheduled maturity. At December 31, 2010, 30 of our 38 loans with outstanding principal balances totaling $407.4 million were in default, of which 25 with outstanding principal balances totaling $280.3 million were past their respective scheduled maturity dates, and the remaining five loans were in default as a result of delinquency on outstanding interest payments or have been deemed non-performing based on value of the underlying collateral in relation to the respective carrying value of the loan. At December 31, 2009, 50 of our 55 loans with outstanding principal balances totaling $532.0 million were in default, of which 34 with outstanding principal balances totaling $347.1 million were past their respective scheduled maturity dates, and the remaining 16 loans were in default as a result of delinquency on outstanding interest payments or have been deemed non-performing based on value of the underlying collateral in relation to the respective carrying value of the loan. In light of current economic conditions and in the absence of a recovery of the credit markets, it is anticipated that many, if not most, loans with scheduled maturities within one year will not be paid off at the scheduled maturity.

Of the 50 loans that were in default at December 31, 2009, 26 of these loans remained in default status as of December 31, 2010, 17 such loans were foreclosed upon, 5 were removed as a result of loan payoff or loan paydown (bringing the loan current and back into accrual status), two loans were sold and four new loans were added during the year ended December 31, 2010.

We are exercising enforcement action which could lead to foreclosure upon 16 of the 30 loans in default.  It is anticipated that we will commence similar enforcement actions on an additional eight loans in default.  Of these 24 loans upon which we are or expecting to exercise enforcement action, we completed foreclosure on three loans subsequent to December 31, 2010 with a principal balance of $70.4 million.  The timing of foreclosure on the remaining is dependent on several factors including applicable states statutes, potential bankruptcy filings by the borrowers, our ability to negotiate a deed-in-lieu of foreclosure and other factors.

IMH FINANCIAL CORPORATION
(formerly known as IMH Secured Loan Fund, LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 — MORTGAGE INVESTMENTS, LOAN PARTICIPATIONS AND LOAN SALES – continued

As of December 31, 2010, five of the loans that are in non-accrual status relate to two borrowing groups that are not in technical default under the loan terms. However, due to the value of the underlying collateral for these collateral dependent loans, we have deemed it appropriate to maintain these loans in non-accrual status.

We are continuing to work with the borrower with respect to the remaining one loan in default in order to seek to maintain the entitlements on the related project and, thus, the value of our existing collateral. However, such negotiations may result in a payoff of an amount that is below our loan principal and accrued interest, and that discounted payoff may be materially less than the contractual principal and interest due. Generally, the allowance for credit loss contemplates the potential loss that may occur as a result of a payoff of the loan at less than its contractual balance due. We are considering our preferred course of action with respect to all loans. However, we have not commenced enforcement action on this other loan thus far.

Of the principal balances in default as of December 31, 2010: approximately 26.2% of the total has been in default status since December 31, 2008; approximately 37.1% of the total has been in default status since March 31, 2009; approximately 16.7% of the total has been in default status since June 30, 2009; approximately 2.3% of the total has been in default status since September 30, 2009; approximately 14.5% of the total entered default status during the quarter ended December 31, 2009; approximately 2.5% have been in default since March 31, 2010; approximately 0.3% have been in default since June 30, 2010; approximately 0.4% have been in default since September 30, 2010; and approximately 0% have entered default status during the quarter ended December 31, 2010.

At December 31, 2010, the 30 loans in default were also in non-accrual status and had outstanding principal balances totaling $407.4 million. Total contractual interest due under the loans classified in non-accrual status was $42.7 million, of which $7.5 million is included in accrued interest receivable on the balance sheet, and of which $35.2 million has not been recognized as income by us. Excluding loans whose maturity has not been reached as of December 31, 2010, loans in default were past their scheduled maturities between 92 and 1,004 days as of December 31, 2010.

The geographic concentration of our portfolio loans in default, net of the allowance for credit loss or valuation allowance, at December 31, 2009 and 2010, is as follows:

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

IMH FINANCIAL CORPORATION
(formerly known as IMH Secured Loan Fund, LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 — MORTGAGE INVESTMENTS, LOAN PARTICIPATIONS AND LOAN SALES – continued

	December 31, 2010
	Percent of						Non-Accrued
	Outstanding		Outstanding	Valuation	Net Carrying	Accrued	Note
	Principal	#	Principal	Allowance	Amount	Interest	Interest	Total
Arizona	55.8%	11	$227,167	$(148,246)	$78,921	$3,722	$12,069	$94,712
Idaho	4.2%	1	17,306	(15,681)	1,625	667	2,118	4,410
California	36.9%	15	150,248	(127,881)	22,367	3,129	19,914	45,410
New Mexico	1.3%	2	5,251	(2,127)	3,124	-	567	3,691
Utah	1.8%	1	7,456	-	7,456	-	502	7,958
	100.0%	30	$407,428	$(293,935)	$113,493	$7,518	$35,170	$156,181

The concentration of loans in default by loan classification, net of the valuation allowance as of December 31, 2009 and 2010 is as follows:

	December 31, 2009
							Non-
	Percent of						Accrued
	Outstanding		Outstanding	Allowance for	Net Carrying	Accrued	Note
	Principal	#	Principal	Credit Loss	Amount	Interest	Interest	Total
Pre-entitled Land	37.5%	11	$199,442	$(144,366)	$55,076	$6,399	$18,495	$79,970
Entitled Land	39.7%	22	211,363	(148,887)	62,476	4,413	18,483	85,372
Construction	22.8%	17	121,194	(36,818)	84,376	1,203	3,800	89,379
	100.0%	50	$531,999	$(330,071)	$201,928	$12,015	$40,778	$254,721

	December 31, 2010
	Percent of Outstanding Principal	#	Outstanding Principal	Valuation Allowance	Net Carrying Amount	Accrued Interest	Non- Accrued Note Interest	Total
Pre-entitled Land	35.7%	6	$145,551	$(127,785)	$17,766	$4,462	$18,920	$41,148
Entitled Land	37.8%	16	153,889	(131,436)	22,453	2,801	15,866	41,120
Construction	26.5%	8	107,988	(34,714)	73,274	255	384	73,913
	100.0%	30	$407,428	$(293,935)	$113,493	$7,518	$35,170	$156,181

Of our loans in default at December 31, 2009, 50% of the loan principal balances related to residential end-use projects, 33% related to mixed-use projects, and 17% related to commercial and industrial projects. Of our portfolio loans in default at December 31, 2010, 48% of such loan principal balances related to residential end-use projects, 35% related to mixed-use projects, and 17% related to commercial and industrial projects. Other than as discussed in the foregoing paragraphs, the eight remaining performing loans in our portfolio, with principal balances totaling $9.9 million were current as of December 31, 2010 to principal and interest payments.

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

NOTE 4 — MORTGAGE INVESTMENTS, LOAN PARTICIPATIONS AND LOAN SALES – continued

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

The following table presents required disclosures under GAAP for loans that meet the definition for impaired loans:

	As of and Year	As of and Year
	Ended December 31,	Ended December 31,
	2009	2010
	(in thousands)
Loans in Default - Impairment Status:
Impaired loans in default	$458,464	$346,790
Non-impaired loans in default	73,535	60,638
Total loans in default	$531,999	$407,428

Allowance for Credit Loss / Valuation Allowance on Impaired Loans
Impaired loans in default	$458,464	$346,790
Less: Allowance for credit loss / valuation allowance	(330,071)	(293,935)
Net carrying value of impaired loans	$128,393	$52,855

Average investment for impaired loans during period held	$456,993	$322,070

Interest income recognized during the period that loans were impaired	$1,898	$-

Interest income recognized using a cash-basis method of accounting during the period that the loans were impaired	$404	$-

Allowance for Credit Loss, Valuation Allowance and Fair Value Measurement

We perform a valuation analysis of our loans not less frequently than on a quarterly basis. Evaluating the collectability of a real estate loan is a matter of judgment. We evaluate our real estate loans for impairment on an individual loan basis, except for loans that are cross-collateralized within the same borrowing groups. For cross-collateralized loans within the same borrowing groups, we perform both an individual loan evaluation as well as a consolidated loan evaluation to assess our overall exposure to those loans. In addition to this analysis, we also complete an analysis of our loans as a whole to assess our exposure for loans made in various reporting periods and in terms of geographic diversity. The fact that a loan may be temporarily past due does not result in a presumption that the loan is impaired. Rather, we consider all relevant circumstances to determine if, and to the extent to which, an allowance for credit losses or valuation allowance is required. During the loan evaluation, we consider the following matters, among others:

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

NOTE 4 — MORTGAGE INVESTMENTS, LOAN PARTICIPATIONS AND LOAN SALES – continued

•	prevailing economic conditions;

•	historical experience by market and in general; and

•	evaluation of industry trends.

We perform an evaluation for impairment on all of our loans in default as of the applicable measurement date based on the fair value of the underlying collateral of the loans because our loans are considered collateral dependent, as allowed under applicable accounting guidance. Impairment for collateral dependent loans is measured at the balance sheet date based on the then fair value of the collateral in relation to contractual amounts due under the terms of the applicable loan. In the case of the loans that are not deemed to be collateral dependent, we measure impairment based on the present value of expected future cash flows. Further, the impairment, if any, must be measured based on the fair value of the collateral if foreclosure is probable. All of our loans are deemed to be collateral dependent.

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

IMH FINANCIAL CORPORATION
(formerly known as IMH Secured Loan Fund, LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 — MORTGAGE INVESTMENTS, LOAN PARTICIPATIONS AND LOAN SALES – continued

Income Capitalization Approach

The income capitalization approach is a method of converting the anticipated economic benefits of owning property into a value through the capitalization process. The principle of “anticipation” underlies this approach in that investors recognize the relationship between an asset's income and its value. In order to value the anticipated economic benefits of a particular property, potential income and expenses must be projected, and the most appropriate capitalization method must be selected. The two most common methods of converting net income into value are direct capitalization and discounted cash flow. In direct capitalization, net operating income is divided by an overall capitalization rate to indicate an opinion of fair value. In the discounted cash flow method, anticipated future cash flows and a reversionary value are discounted to an opinion of net present value at a chosen yield rate (internal rate of return). Investors acquiring this type of asset will typically look at year one returns, but must consider long-term strategies. Hence, depending upon certain factors, both the direct capitalization and discounted cash flow techniques have merit. This approach is generally applied to collateral consisting of fully constructed buildings with existing or planned operations and for which operating data is available and reasonably accurate.

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

Cost Approach

The cost approach is a method of estimating fair value of an asset based on the actual replacement cost of such asset. This method is generally used to estimate value on new projects with completed vertical construction. There are generally few collateral projects within our portfolio that are valued using this approach which is considered an “as is” approach.

Recent Offers Received

For projects in which we have received a bona fide written third party offer to buy our loan, or the borrower has received a bona fide written third party offer to buy the related project, we generally utilize the offer amount in cases in which the offer exceeds the valuation conclusion reached by the independent valuation firms. Such offers are only considered if we deem the offer to be valid, reasonable, negotiable, and we believe the offeror has the financial wherewithal to execute the transaction. When deemed appropriate, the offers received are discounted to allow for potential changes in our on-going negotiations.

IMH FINANCIAL CORPORATION
(formerly known as IMH Secured Loan Fund, LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 — MORTGAGE INVESTMENTS, LOAN PARTICIPATIONS AND LOAN SALES – continued

Historically, for purposes of determining whether an allowance for credit loss was required, we primarily utilized a modeling technique known as residual analysis commonly used in our industry, which is based on the assumption that development of our collateral was the highest and best use of the property. During the first two quarters of 2008, our process was consistently applied with the use of a third-party valuation specialist firm as there was no indication of significant impairment in the value of our loan portfolio. The underlying collateral of our loans vary by stage of completion, which consists of either raw land (also referred to as pre-entitled land), entitled land, partially developed, or mostly developed/completed lots or projects.

In the latter part of 2008 and part of 2009, the global and U.S. economies experienced a rapid decline resulting in unprecedented disruptions in the real estate, capital, credit and other markets. As a result of these factors, we recorded provisions for credit losses developed in the third quarter of 2008 using a development/residual analysis approach, reflecting lower pricing assumptions, slower absorption and a significant increase in discount factors to reflect current market participant risk levels.

As a result of our analysis based the significant change in the economic and real estate landscape in latter 2008 and 2009, it was determined that our historical valuation model that assumed development of the collateral and employed various assumptions such as future real estate prices, absorption and various construction and sell-out periods that was historically used for virtually every collateral type was no longer reasonably determinable for the majority of our collateral. This determination was primarily based on the significant uncertainty in the real estate markets stemming from the credit freeze, lack of demand for developed property, the extended development and sales periods, and uncertainty with respect to the future pricing and development costs.

As such, in most cases, the appropriate valuation approach was deemed to be that using primarily current market comparable sales to establish fair values of our properties using current pricing data, which resulted in a significant decline in management’s estimates of fair values in relation to our valuation methodology. In the third quarter of 2009, based on then recent sales activity and the on-going volatility in the real estate markets, we engaged an independent third-party valuation firms and other consultants to assist with the analysis of fair value of the collateral supporting our loans as of September 30, 2009, which was then updated for financial reporting as of December 31, 2009.

During the quarter ended June 30, 2010 and again during the quarter ended December 31, 2010, we re-engaged independent third-party valuation firms to provide complete updated valuation reports for the majority of our loans.  Additionally, for the quarter ended September 30, 2010, we engaged a separate third-party valuation firm to perform valuations on the remaining portfolio and obtained a letter from our third-party valuation firm concluding there was no material diminution in the fair value indications as of December 31, 2010 reported for the properties valued at September 30, 2010.

The following is a summary of the procedures performed in connection with our fair value analysis as of and for the years ended December 31, 2009 and 2010:

1.
We reviewed the status of each of our loans to ascertain the likelihood that we will collect all amounts due under the terms of the loans at maturity based on current real estate and credit market conditions.

2.	With respect to our loans whose collection was deemed to be unlikely, we reviewed the portfolio to ascertain when the latest valuation of the underlying collateral was performed.

3.
We subjected all of our loans to independent third-party valuation as of September 30, 2009, (with a review and update of such valuations provided through December 31, 2009), to determine whether any material changes in industry or economic conditions warranted a change in the valuation conclusions formed since the date of our last valuation.  As of June 30, 2010 and December 31, 2010, we subjected 74% of our outstanding loans to independent third-party valuation.  The remaining 26% was subject to independent third-party valuation during the quarter ended September 30, 2010 (with a review and update of such valuations provided through December 31, 2010).

IMH FINANCIAL CORPORATION
(formerly known as IMH Secured Loan Fund, LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 — MORTGAGE INVESTMENTS, LOAN PARTICIPATIONS AND LOAN SALES – continued

4.
For the year ended December 31, 2009 and 2010, we utilized the services of Cushman & Wakefield, a nationally recognized valuation firm, and other valuation firms to perform a valuation analysis for the selected projects. Cushman & Wakefield valued approximately 89% of the outstanding principal balance of our loan portfolio at December 31, 2009 while other valuation firms valued the remaining 11%. At June 30, 2010 and December 31, 2010, Cushman & Wakefield valued 73% of the portfolio and 1% of the portfolio was valued by another third-party valuation firm. For those 26% of valuations performed by valuation firms other than Cushman & Wakefield, we engaged Cushman & Wakefield to perform a review of the valuations and reports.

5.
For projects in which we have received a bona fide written third-party offer to buy our loan, or the borrower has received a bona fide written third-party offer to buy the related project, we generally utilized the offer amount in cases in which the offer exceeded the valuation conclusion reached by the independent valuation firms (unless the offer was representative of an actual transaction that is expected to close). Such offers are only considered if we deem the offer to be valid, reasonable and negotiable, and we believe the offeror has the financial wherewithal to execute the transaction. When deemed appropriate, the offers received were discounted by up to 20% to allow for potential changes in our on-going negotiations.

A summary of the results and key assumptions that we utilized, as supported by the independent valuation firms to derive fair value, is as follows:

•
In the earlier 2009 valuations obtained, very few of the precedent transactions that were analyzed satisfied the market value and fair value requirement that the price reflect that of an orderly transaction, rather than that of a sale under duress or in markets in turmoil. However, the ongoing and sustained depression of transaction pricing in 2009 and 2010 were deemed to be reflective of current market trends and conditions.

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

•
For the projects which included either un-entitled or entitled land lacking any vertical or horizontal improvements, given the current distressed state of the real estate and credit markets, the development approach was generally deemed to be unsupportable because market participant data was insufficient or other assumptions were not readily available from the valuation firms’ market research; the “highest and best use” standard in these instances required such property to be classified as “held for investment” purposes until market conditions provide observable development activity to support a valuation model for the development of the planned site. As a result, the valuation firms used a sales comparison approach using available data to determine fair value.

•
For the projects containing partially or fully developed lots, the development approach was generally utilized, with assumptions made for pricing trends, absorption projections, holding costs, and the relative risk given these assumptions. Annual discount rates utilized by the valuation firms ranged from 10.5% to 30%. The assumptions were based on currently observable available market data.

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

IMH FINANCIAL CORPORATION
(formerly known as IMH Secured Loan Fund, LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 — MORTGAGE INVESTMENTS, LOAN PARTICIPATIONS AND LOAN SALES – continued

As of December 31, 2009 and 2010, the highest and best use for the majority of real estate collateral subject to third-party valuation was deemed to be held for investment and/or future development, rather than being subject to immediate development and/or sale. In determining fair value as of December 31, 2009, we utilized the “as is” sales comparable valuation methodology for 31 assets, the development approach for six assets, the income capitalization approach for four assets, and the cost approach for two assets, and we utilized offers received from third parties to estimate fair value for the remaining 14 assets. In determining fair value as of December 31, 2010, we utilized the “as is” sales comparable valuation methodology for 28 assets, the development approach for 6 assets, the income capitalization approach for 2 assets, and we utilized offers received from third parties to estimate fair value for the remaining 2 assets. We selected a fair value within a determinable range as provided by the valuation firm.

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

•
Based on the resulting net cash flows derived from the utilization of the above assumptions, we applied risk-adjusted annual discount rates ranging from 10.5% to 30% to the net cash flows, depending on the projected build-out term, the project type, the location and assumed project risk.

All of our loans were subject to valuation by independent third-party valuation firms and substantially all of the valuation reports were delivered to us within 45 days of the reporting period. During the years ended December 31, 2009 and 2010, in the event of a change in circumstances from the prior period valuation, we updated our assessment of certain loans and obtained certain updated valuations as a result of the change in circumstances. Additionally, we obtained updated third-party offers and considered other changes to the status of underlying collateral, as applicable.

IMH FINANCIAL CORPORATION
(formerly known as IMH Secured Loan Fund, LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 — MORTGAGE INVESTMENTS, LOAN PARTICIPATIONS AND LOAN SALES – continued

Selection of Single Best Estimate of Value for Loans

As previously described, we obtained periodic valuation reports from third-party valuation specialists for the underlying collateral of each of our loans during the years ended December 31, 2009 and 2010.  Because all of our loans are collateral dependent, each loan’s impairment amount is based on the fair value of its underlying collateral less cost to sell. The valuation reports generally provided a range of values for the collateral valued rather than a single point estimate because of variances in the potential value indicated from the available sources of market participant information. The selection of a value from within a range of values depends upon general overall market conditions as well as specific market conditions for each property valued and its stage of entitlement or development. In addition to third-party valuation reports, we utilized recently received bona fide purchase offers from independent third-party market participants that were outside of the third-party specialist’s range of values. In selecting the single best estimate of value, we considered the information in the valuation reports, credible purchase offers received, as well as multiple observable and unobservable inputs as described below.

December 31, 2009 Selection of Single Best Estimate

Our December 31, 2009 valuation assessments were based on updated market participant information and other data points, which in our judgment provided less uncertainty than the market participant data that was available at December 31, 2008. The updated information and our analysis of the collateral indicated a slight improvement in market conditions and corresponding increase in real estate values from December 31, 2008. As a result, for the valuation ranges on 41 of the 55 loans obtained as of December 31, 2009 supporting loan collateral values, we used the high end of the third-party valuation range for each asset in determining impairment losses. For the remaining 14 loans, our estimate of fair values were based on independent third-party market participant purchase offers on those specific assets, some of which were well in excess of the fair values indicated in the third-party valuation reports, including some offers which were two to three times higher than the valuation report ranges. While consideration of the range of values was evaluated on a loan-by-loan basis, as a general matter, we used the high end of the value range, as described above, because, in our judgment, when considering the multiple applicable observable and unobservable inputs and other current market factors, the high end of the value range was the best estimate of fair value, less costs to sell, for purposes of determining impairment losses, based on the following factors:

•
In conducting the December 31, 2009 valuations, the third-party valuation specialist’s data and the research performed in connection with valuations were influenced by market duress, economic uncertainty, and a relative shortage of tangible market data. A number of the relevant transactions consummated around the time of preparation of the valuation reports were believed to be based on either a property or a seller in distress and, thus, the applicable transaction was executed under a condition of duress. We noted that the pricing of many actual transactions in what was observed to be a less than normal volume of purchases and sales frequently appeared to be lower than the expectations of many, if not most, owners of competitive properties. As a result, in our judgment, for each of our loans not supported by recent bona fide independent third-party purchase offers, we concluded that the values at the high end of the range were more representative of fair values than any other point in the range at December 31, 2009;

We concluded that the third-party valuation specialist’s reported value ranges, and the underlying concepts of the ranges themselves, did not reflect the improving market conditions as of December 31, 2009, but because of the lag in the time frame for gathering and processing information, were more representative of early fourth-quarter 2009, if not before. We obtained observable and unobservable evidence (such as published residential pricing indices and other real estate market publications, discussions with real estate brokers with applicable market expertise in local markets, discussions with third-party consultants and direct market participants with relevant real estate experience) as of December 31, 2009 that indicated that fair values had “bottomed out”, and there was an indication that the home pricing trends were moving upward. Based on our experience, buyers generally select parcels that offer the most competitive advantage and the highest and best use of their capital in order to complete their project and maximize their returns.

•
Individual valuation reports were prepared assuming non-leveraged sales transactions of the underlying collateral in accordance with professional appraisal standards. Because our core business is that of a first lien real estate mortgage lender and dealer, we believed that our capacity to provide financing, particularly in the absence of available financing in existing credit markets, provided us a market advantage that would increase the likelihood that qualified buyers would be willing to pay a price at the top of the applicable valuation range. We believed that this market advantage further supported our selection of the high end of the range when determining the single best estimate of value from within the range of values provided.

IMH FINANCIAL CORPORATION
(formerly known as IMH Secured Loan Fund, LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 — MORTGAGE INVESTMENTS, LOAN PARTICIPATIONS AND LOAN SALES – continued

December 31, 2010 Selection of Single Best Estimate

In determining the single best estimate of value for the December 31, 2010 valuation analysis, in our judgment, the updated market participant information and other economic data points provided less certainty than the market participant data that was available at December 31, 2009.

In conducting the December 31, 2010 valuations, and the third-party valuation specialist’s data and the research performed were influenced by transactions which appeared to reflect on-going pricing executed under conditions of duress and economic uncertainty.  Nevertheless, the pricing in such transactions does not appear to be improving in the short-term and therefore such pricing is deemed to be reflective of current market values by market participants.  The updated information and our analysis of the collateral, indicated an on-going deterioration in market conditions, high levels of unemployment, and corresponding decrease in real estate values, contrary to such indications provided at December 31, 2009.  The extended recession has reduced the potential buyers for new homes and increased the likelihood that additional supply may flood the market in the form of foreclosures.  Also, while interest rates remain low which provides a basis for growth, the purchase money financing remains difficult to secure and economic conditions have continued to deteriorate.  As such, new housing demand is expected to remain weak over the short-term and will likely not begin to increase until the economy strengthens and the housing market shows signs of recovery.

As a result of these ongoing challenges related to the residential marketplace, the likely buyer of such real estate tends to be investors seeking to acquire lots at heavily discounted prices, with the intent of holding such property for an intermediate to long-term period, speculating on the rebound of the housing market and eventual need for newly developed communities.  Such indicators were reflected in the third-party valuation reports obtained, several of which resulted in significantly decreased values from the December 31, 2009 range of values provided. Of the total 38 loans, 34 loans were also in the portfolio at December 31, 2009.  Of these 34 loans subject to current valuation, the primary collateral supporting nine notes increased in value since the December 31, 2009 valuation, while 17 decreased in value and eight remained unchanged.  However, based on the midpoint of the valuation ranges, the average valuation increase for the nine loans was $1.0 million while the average decrease in valuation on the 17 loans was over double at $3.2 million.

A summary of selected real estate and general economy-related published market participant observations which influenced management’s current assessment of market status and trends follows:

•
According to a Bloomberg news article in January 2011, US home builders’ confidence remained stagnant at 16 in January 2011, the same level since November 2010. A similar March 2011 article stated the builders’ confidence index improved only slightly to 17 by March 2011. The National Association of Home Builders Market Index is a seasonally-adjusted index based on a monthly survey of home builders of single-family detached home and is comprised of three survey components: present sales, six month sales expectations and traffic of prospective buyers. The index results range between one and 100, with one being the worst and 100 being the best. An index level of 50 indicates that home builders view sales conditions as equally good as poor.

•
According to a Real Estate Channel news article in January 2011, the decline in builders’ confidence is due to a severe lack of construction financing and widespread difficulties in obtaining accurate appraisal values that continues to limit builders’ ability to prepare for anticipated improvements in buyer demand in 2011.

IMH FINANCIAL CORPORATION
(formerly known as IMH Secured Loan Fund, LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 — MORTGAGE INVESTMENTS, LOAN PARTICIPATIONS AND LOAN SALES – continued

•
According to a Moneynews article in January 2011, high unemployment, tighter bank lending standards and uncertainty about home prices have kept many people from buying homes, despite low mortgage rates and home prices that have fallen by more than half in some markets since the peak of the housing boom.  Builders also face competition from sharply discounted foreclosed homes.

•
According to the press release regarding the Federal Reserve’s December 2010 meeting, the U.S. residential market will likely weaken further as home sales, prices and demand remain low.  Other factors that could stymie the country’s economic growth are companies’ reluctance to hire and the trend of companies and businesses delevering, which means immediately paying off debt on balance sheets.  Also, the economic recovery is continuing, though at a rate that has been insufficient to bring down unemployment. Household spending is increasing at a moderate pace but remains constrained by high unemployment, modest income growth, lower housing wealth and tight credit. Additionally, investment in nonresidential structures continues to be weak. Employers remain reluctant to add to payrolls.  The housing sector continues to be depressed.

•
Also stated in the Federal Reserve’s December 2010 press release is that conditions in the commercial real estate market remains tight.  Commercial mortgage debt was estimated to have declined in the third quarter of 2010, and the delinquency rates for securitized commercial mortgages and those for existing properties at commercial banks increased further.  However, a March 2011 report pointed to some modest signs of improvement that continue to surface. Prices of commercial real estate changed little, on balance, over September and October 2010, holding in the relative narrow range that had prevailed since the spring when the steep decline in these prices ended. While the economic recovery on firmer footing than it was in January 2011, the housing sector continues to be depressed

•
The International Monetary Fund (IMF) January 2011 meeting minutes, states that given the sluggishness of the US economy recovery, the recent adoption of a new U.S. fiscal package is understandable.  The measures will likely boost growth this year by about half a percentage point although, it will also raise the deficit.

•
In a March 2011 Fightback.com article, which summarizes numerous government and industry reports on a periodic basis, it was stated that homes prices were near post-bust lows, there has been a double digit dip in new home starts, and it is anticipated that the market will remain at or near the bottom all year long.

•
According to Case-Shiller information as of March 22, 2011, it is anticipated that US home prices won’t bottom until 2012 as a result of persistently weak economic fundamentals – high unemployment, a large and growing supply of unsold homes, and tighter mortgage credit.

•	According to a Moody’s report, Commercial Real Estate (CRE) declined 1.2% in January 2011 as a result of a large percentage of distressed sales that can impact pricing and make the index very volatile

Except for limited circumstances, management determined that the most appropriate point in the range of values provided by Cushman & Wakefield was the low end of the range.  The selection of the low end of the range was based on management’s assessment of current market conditions and specific property analysis.  As noted above, several economic indicators, market participant data and other third party sources referenced provide evidence that the breadth and depth of the real estate and economic downturn has continued to be wider and deeper than most predicted, and accordingly, management generally considered the low end of the rant to be most representative of current market conditions at December 31, 2010.

IMH FINANCIAL CORPORATION
(formerly known as IMH Secured Loan Fund, LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 — MORTGAGE INVESTMENTS, LOAN PARTICIPATIONS AND LOAN SALES – continued

The above observable inputs combined with others and management’s specific knowledge related to marketing activity surrounding the loan’s collateral have resulted in the movement of collateral valuation expectations to the lower end of the determinable range. This assessment has been further supported by the Company’s difficulties in selling various assets at their previous carrying values, despite our marketing efforts. Management’s confidence in the ability to sell existing assets as a price above the low end of the range has been further eroded by the offerors often re-negotiating the pricing of assets after completing their due diligence. As a result, in our judgment, for each of our loans not supported by recent bona fide independent third-party purchase offers or those assets which were supported by specific circumstances in using a basis other than the low end value, management concluded that the values at the low end of the range were more representative of fair values than any other point in the range given the on-going bleak market conditions. In management’s judgment, this point in the value range was deemed to be the best estimate of fair value, less costs to sell, for purposes of determining impairment losses as of December 31, 2010.  In addition, management continues to monitor both macro and mirco-economic conditions through the date of filing of its quarterly financial statements to determine the impact of any significant changes that may have a material impact on the fair value of our loans or related collateral.

As such, for the valuation ranges on the underlying property of the 38 loans obtained as of December 31, 2010 supporting loan collateral values, we used the high end of the third-party valuation range for nine assets and the mid-point value for two assets in determining impairment losses based on the entitlement status and quality of the collateral, and financial strength of the related borrowers. Due to the uncertainty in market conditions noted above, we utilized the low end value for 25 assets whose geographic location, entitlement status, and long-term development plan made such assets, in management’s opinion, less desirable and marketable to market participants. For the remaining 2 loans, our estimate of fair values were based on independent third-party market participant purchase offers on those specific assets, both of which were below the range of fair value indicated in the third-party valuation reports. In the aggregate, management’s estimate of fair value based on these bona fide offers was below the low end of the valuation range by approximately $2.8 million.

Based on the results of our evaluation and analysis, we recorded a provision for credit losses of $79.3 million for the year ended December 31, 2009 and $47.5 million for the year ended December 31, 2010. During the year ended December 31, 2009 and 2010, we also recorded impairment charges of $8.0 million and $46.9 million, respectively, relating to the further write-down of certain real estate acquired through foreclosure during the respectively periods. The impairment charge for assets acquired through foreclosure relates to the impairment of REO assets deemed to be other than temporary. The provision for credit losses and impairment charges are reflective of the continued deterioration of the real estate markets and the sustained decline in pricing of residential real estate in recent months combined with the continuing downturn in the commercial real estate markets.

As of December 31, 2009, the allowance for credit loss totaled $330.4 million (of which $328.0 million related to  mortgage loans held to maturity and $2.3 million related to mortgage loans held for sale), representing 60.7% of the total loan principal balance. As of December 31, 2010, the valuation allowance totaled $294.1 million (all of related to mortgage loans held for sale), representing 70.5% of the total loan principal balances. With the existing valuation allowance, we believe that as of that date, the fair value of the underlying collateral of our loans is adequate in relation to the net carrying value of loan principal and accrued interest, and that no additional valuation allowance is considered necessary.

While the above results reflect management’s assessment of fair value as of December 31, 2009 and 2010 based on currently available data, we will continue to evaluate our loans in the remaining quarters of 2010 and beyond to determine the adequacy and appropriateness of the valuation allowance and to update our loan-to-value ratios. Depending on market conditions, such updates may yield materially different values and potentially increase or decrease the valuation allowance.

IMH FINANCIAL CORPORATION
(formerly known as IMH Secured Loan Fund, LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 — MORTGAGE INVESTMENTS, LOAN PARTICIPATIONS AND LOAN SALES – continued

A roll-forward of the allowance for credit loss follows (in thousands):

	December 31,	December 31,
	2009	2010
Balance at beginning of period	$300,310	$330,428
Provision for credit losses	79,299	47,454
Net charge offs	(49,181)	(83,742)
Balance at end of period	$330,428	$294,140

The balance reflected in net charge offs pertains to the portion of the carrying value charged off to the allowance for credit loss or valuation allowance when transferred to real estate acquired through foreclosure on the consolidated balance sheets.

Loan charge offs generally occur under one of two scenarios, including 1) the foreclosure of a loan and transfer of the related collateral to REO status, or 2) the Manager elects to accept a loan payoff at less than the contractual amount due. Under either scenario, the loan charge off is generally recorded through the allowance for credit loss or valuation allowance.

The amount of the loan charge off is equal to the difference between the contractual amounts due under the loan and the fair value of the collateral acquired through foreclosure, net of selling costs. Generally, the loan charge off amount is equal to the loan’s allowance for credit loss or valuation allowance at the time of foreclosure. At the time of foreclosure, the contractual value less the related allowance for credit loss or valuation allowance is compared with the estimated fair value, less costs to sell, on the foreclosure date and the difference, if any, is included in the provision for credit losses (recovery) in the consolidated statement of operations. The allowance for credit loss or valuation allowance is netted against the gross carrying value of the loan, and the net balance is recorded as the new basis in the real estate owned. Once in a real estate owned status, the asset is evaluated for impairment based on accounting criteria for long-lived assets.

Valuation Categories

Except for mortgage loans which are measured at fair value on a non-recurring basis for purposes of determining valuation with respect to our allowance for credit loss or valuation allowance, no other assets or liabilities of the Fund are measured at fair value on a recurring or non-recurring basis. The following table presents the categories for which net mortgage loans are measured at fair value based upon the lowest level of significant input to the valuation as of December 31, 2009 and 2010 (in thousands):

IMH FINANCIAL CORPORATION
(formerly known as IMH Secured Loan Fund, LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 — MORTGAGE INVESTMENTS, LOAN PARTICIPATIONS AND LOAN SALES – continued

	December 31, 2009			December 31, 2010
	Significant			Significant
	Other	Significant		Other	Significant
	Observable	Unobservable		Observable	Unobservable
	Inputs	Inputs		Inputs	Inputs
Description:	(Level 2)	(Level 3)	Total	(Level 2)	(Level 3)	Total
Net Mortgage Loans:
Pre-entitled Land:
Held for Investment	$-	$4,211	$4,211	$-	$1,405	$1,405
Processing Entitlements	1,028	49,838	50,866	-	16,363	16,363
	1,028	54,049	55,077	-	17,768	17,768
Entitled Land:
Held for Investment	7,693	13,499	21,192		6,425	6,425
Infrastructure under Construction	459	29,939	30,398	-	11,612	11,612
Improved and Held for Vertical Construction	2,519	16,012	18,531	-	5,549	5,549
	10,671	59,450	70,121	-	23,586	23,586
Construction & Existing Structures:
New Structure - Construction in-process	3,860	12,359	16,219	964	15,550	16,514
Existing Structure Held for Investment	-	16,570	16,570	3,737	4,480	8,217
Existing Structure - Improvements	-	56,033	56,033	-	57,115	57,115
	3,860	84,963	88,822	4,701	77,145	81,846
Total	$15,559	$198,461	$214,020	$4,701	$118,499	$123,200

Note: Except for mortgage loans, no other assets or liabilities are measured at fair value on a recurring or non-recurring basis. Additionally, there are no mortgage loans that were measured at fair value using Level 1 inputs. .

The table presented below summarizes the change in balance sheet carrying values associated with the mortgage loans measured using significant unobservable inputs (Level 3) during the year ended December 31, 2010 (in thousands):

Mortgage
Loans, net

Balances, December 31, 2009	$198,461

Mortgage Loan Fundings	1,657
Mortgage Loan Repayments	(10,314)
Transfers to REO	(34,781)
Mortgage Repayment on whole loan sold
Transfers into (out of) level 3	9,298
Included in earnings:
Provision for credit losses	(45,822)

Balances, December 31, 2010	$118,499

Concentration by Category based on Collateral Development Status

We have historically classified loans into categories for purposes of identifying and managing loan concentrations.

IMH FINANCIAL CORPORATION
(formerly known as IMH Secured Loan Fund, LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 — MORTGAGE INVESTMENTS, LOAN PARTICIPATIONS AND LOAN SALES – continued

The following table summarizes, as of December 31, 2009 and 2010, respectively, loan principal balances by concentration category:

	December 31, 2009			December 31, 2010
	(in thousands, except for percentage and unit data)
	Amount	%	#	Amount	%	#
Pre-entitled Land:
Held for Investment	$13,834	2.5%	3	$6,100	1.5%	1
Processing Entitlements	185,608	34.1%	8	139,452	33.3%	5
	199,442	36.6%	11	145,552	34.8%	6
Entitled Land:
Held for Investment	101,942	18.8%	14	73,462	17.6%	13
Infrastructure under Construction	69,839	12.8%	5	55,532	13.3%	3
Improved and Held for Vertical Construction	47,227	8.7%	4	26,096	6.3%	2
	219,008	40.3%	23	155,090	37.2%	18
Construction & Existing Structures:
New Structure - Construction in-process	46,325	8.5%	16	46,808	11.2%	7
Existing Structure Held for Investment	23,640	4.3%	4	12,775	3.1%	5
Existing Structure - Improvements	56,033	10.3%	1	57,115	13.7%	2
	125,998	23.1%	21	116,698	28.0%	14
Total	544,448	100.0%	55	417,340	100.0%	38
Less: Allowance for Credit Loss / Valuation Allowance	(330,428)			(294,140)
Net Carrying Value	$214,020			$123,200

Unless loans are modified and additional loan amounts advanced to allow a borrower’s project to progress to the next phase of the project’s development, the classifications of our loans generally do not change during the loan term. Thus, in the absence of funding new loans, we generally do not expect material changes between loan categories with the exception of changes resulting from foreclosures. Nevertheless, in several cases, our have slowed or halted the level of development from what was originally anticipated as a result of the material macroeconomic events in the real estate and credit markets. Risks relative to this lack of development include the possibility of losing entitlements previously secured, the inability to secure take-out financing, increased carrying costs, as well as the uncertainty of the recovery of the real estate markets generally, all of which have led to loan defaults by most of our borrowers. We expect these loan defaults to continue, and they may ultimately lead to the foreclosure of such loans.

We classify loans into categories based on the underlying collateral’s projected end-use for purposes of identifying and managing loan concentration and associated risks. As of December 31, 2009 and 2010, respectively, outstanding principal loan balances by expected end-use of the underlying collateral, were as follows:

	December 31, 2009			December 31, 2010
	(in thousands, except for percentage and unit data)
	Amount	%	#	Amount	%	`#

Residential	$273,666	50.2%	35	$204,013	48.8%	28
Mixed Use	177,308	32.6%	7	146,376	35.1%	3
Commercial	92,404	17.0%	12	65,888	15.8%	6
Industrial	1,070	0.2%	1	1,063	0.3%	1
Total	544,448	100.0%	55	417,340	100.0%	38
Less: Allowance for Credit Loss / Valuation Allowance	(330,428)			(294,140)
Net Carrying Value	$214,020			$123,200

With our suspension of the funding of new loans, the concentration of loans by type of collateral and end-use is expected to remain consistent within our current portfolio. As of December 31, 2009 and 2010, respectively, the concentration of loans by type of collateral and end-use was relatively consistent over these periods. Changes in classifications are primarily a result of foreclosures of certain loans.

IMH FINANCIAL CORPORATION
(formerly known as IMH Secured Loan Fund, LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 — MORTGAGE INVESTMENTS, LOAN PARTICIPATIONS AND LOAN SALES – continued

We intend to continue the process of disposing of a significant portion of our existing assets, individually or in bulk, and to utilize the proceeds for operating purposes or, to the extent excess funds are available, to reinvest the proceeds from such dispositions and the net proceeds from an initial public offering in our target assets, consisting of interim loans, or other short term financings, that are used to pay off construction or commercial property loans, whole commercial real estate mortgage loans and participating interests in performing commercial real estate mortgage loans. Accordingly, we intend to introduce additional loan types as a further means of classifying our loans.

At December 31, 2009, approximately 58% of the allowance for credit loss was attributable to residential-related projects, 40% to mixed use projects and the balance to commercial and industrial projects. We estimate that, as of December 31, 2010, approximately 54% of the valuation allowance is attributable to residential-related projects, 44% to mixed use projects, and the balance to commercial and industrial projects.

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

As of December 31, 2010, there was one borrower whose outstanding principal totaled $69.1 million which was approximately 16.6% of our total mortgage loan principal balance outstanding and is classified as pre-entitled land – processing entitlements. In addition, there was one borrowing group whose aggregate outstanding principal aggregated $94.7 million, representing approximately 22.7% of our total mortgage loan principal balance outstanding, which consisted of a $53.2 million loan classified as construction and existing structures – improvements and a $41.5 million loan classified as entitled land – infrastructure under construction. Finally, there was an additional borrowing group whose outstanding principal aggregated $42.6 million, representing 10.2% of our total mortgage loan principal balance outstanding, which consisted of eight loans classified as pre-entitled or entitled land. Each of these loans was in non-accrual status as of December 31, 2009 and 2010 due to the shortfall in the combined current fair value of the underlying collateral for such loans, and we recognized no mortgage interest income for these loans during the year ended December 31, 2010. However, three other loans, one of which has been paid off and the other two have principal balances totaling $1.2 million at December 31, 2010, accounted for approximately 26.7% of total mortgage loan income during the year ended December 31, 2010. Additionally, three other loans with outstanding principal balances of $12.7 million at December 31, 2010, accounted for approximately 50.1% of our total mortgage income during the year ended December 31, 2010.

As of December 31, 2009, there was one borrower whose outstanding principal totaled $69.1 million which was approximately 12.7% of our total mortgage loan principal balance outstanding (although at the time of origination, the aggregate principal balance on these loans were less than 10% of the total mortgage principal balance outstanding), and accounted for 15.0% of mortgage loan income during the year ended December 31, 2009. In addition, as of December 31, 2009, there was one borrowing group, whose aggregate outstanding principal aggregated $97.9 million, which was approximately 18.0% of our total mortgage loan principal balance outstanding (although at the time of origination, the principal balances on these loans were less than 10% of the total mortgage principal balance outstanding) and collectively accounted for 21.7% of mortgage loan income during the year ended December 31, 2009. In addition, during the year ended December 31, 2009, one loan accounted for 12.0% of total mortgage loan income. This loan was foreclosed upon in July 2009.

IMH FINANCIAL CORPORATION
(formerly known as IMH Secured Loan Fund, LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 — MORTGAGE INVESTMENTS, LOAN PARTICIPATIONS AND LOAN SALES – continued

The loans totaling $97.9 million entered default status in 2009 when both loans matured. However, because of distressed market conditions, we modified the two loans totaling $97.9 million to the borrowing group during the third quarter of 2009, to extend the maturity dates to September 30, 2012, reduce the annual interest rates from 11.25% and 11.5%, respectively, to 8.25% and 7.53%, respectively, and allow for the subordination of our first lien position on one of the loans to an unaffiliated commercial bank in the amount of $14.0 million, which was increased to $16.5 million during the quarter ended September 30, 2010, subject to our right to pay off or purchase this loan at any time prior to maturity at par. The subordination on the $16.5 million loan was granted in order to seek to better assure that the borrower had sufficient funds to complete its renovation project on the collateral property, thereby seeking to preserve and/or increase the value of our collateral. Additionally, in connection with the subordination, we received payments totaling $6.5 million from the borrower which was applied to past due interest and a portion to principal. No principal or accrued interest was forgiven in the modification. Moreover, the current interest rates are slightly less but comparable to the spread over the prime rate of the prior loan rates and we believed the reduction in the interest rate was reflective of then-current market rates given the extended maturity. As of December 31, 2010 and 2009, as a result of the modifications, these loans were in non-accrual status due to the shortfall in the combined current fair value of the underlying collateral.

In connection with the modification of the one of these loans in 2009, we took title to certain finished lots that served as part of the collateral under the loan in satisfaction of current and future interest due under the modified loan. We expect that the value of such lots may increase in the future, the fair value of such lots as determined by then current valuations was deemed to be below the amount of deferred interest agreed upon between lender and the borrower. Accordingly, at the time of conveyance of the property in the fourth quarter of 2009, we recorded the fair value of the lots received as REO assets and adjusted the allowance for credit loss for this loan accordingly. With the acceptance of such lots in satisfaction of current and future interest, the loan is considered to have no effective yield, and thus no interest income has been or is expected to be recorded in the periods subsequent to September 30, 2009.

Mortgage Loans Held for Sale

At December 31, 2009, we reported three loans with carrying values totaling $3.2 million, net of a valuation allowance of $2.4 million, as held for sale. The sale of the loans occurred during the year ended December 31, 2010 at their approximate carrying values. As of December 31, 2010, the entire loan portfolio is reflected as held for sale in the consolidated balance sheets.

NOTE 5 — REAL ESTATE HELD FOR DEVELOPMENT OR SALE

REO assets consist primarily of properties acquired as a result of foreclosure or purchase and are reported at the lower of cost or fair value, less estimated costs to sell the property. Under GAAP, the foreclosure of a loan and the recording of REO assets are deemed to be a conversion of a monetary asset to a long-lived asset. Further, such assets are valued as fair value at the foreclosure date and this fair value becomes the new basis for financial reporting purposes. REO assets are reported as either held for development or held for sale, depending on whether we plan to develop such assets prior to selling them or instead sell them immediately.

We utilize an asset management function to manage the activities of any projects acquired through foreclosure or by other means. Additionally, we engaged the services of an outside consulting firm to assist in the determination of the specific asset disposition strategies.  The consulting firm historically received $112,000 per month for its services, which was reduced to $85,000 per month beginning September 1, 2010. The agreement was further modified in November 2010 whereby, beginning in December 2010, the monthly fixed fee is equal to $45,000 plus a finder’s fee equal to 1.75% of any financing proceeds secured by the consulting firm on our behalf.  Additionally, the consulting firm will be entitled to a finder’s fee equal to ½% to 1% of the value received of a merger or acquisition candidate, if any, identified by the consulting firm.  We continue to evaluate various alternatives for the ultimate disposition of these investments, including partial or complete development of the properties prior to sale or disposal of the properties on an as-is basis. Project development alternatives may include, either through joint venture or on a project management basis, the development of the project through entitlement prior to sale, completion of various improvements or complete vertical construction prior to sale.

As discussed in Note 14, subsequent to December 31, 2010, in connection with the resignation of our previous consultants, we entered into an agreement with New World Realty Advisors (NWRA) to provide certain consulting and advisory services.

IMH FINANCIAL CORPORATION
(formerly known as IMH Secured Loan Fund, LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 — REAL ESTATE HELD FOR DEVELOPMENT OR SALE – continued

We are periodically approached on an unsolicited basis by third parties expressing an interest in purchasing certain REO assets. However, except for those assets designated for sale, management had not developed or adopted any formal plan to dispose of these assets or such assets do not meet one or more of the GAAP criteria as being classified as held for sale (e.g., the anticipated disposition period may extend beyond one year). At December 31, 2009, we held total REO assets of $104.2 million, of which $92.1 million was held for development and $12.1 million was held for sale. During 2009, we sold various individual residential units held in our real estate portfolio for approximately $1.1 million which approximated the carrying value of such assets. At December 31, 2010, we held total REO assets of $89.5 million, of which $57.7 million was held for development and $31.8 million was held for sale. All REO assets owned by us are located in California, Arizona, Texas, Minnesota and Nevada.

During the year ended December 31, 2010, we foreclosed on twenty loans and took title to the underlying collateral with net carrying values totaling $32.9 million as of December 31, 2010. Additionally, we acquired an additional lot held for sale in connection with the acquisition of the Manager with a current carrying value of $39,000. During the year ended December 31, 2010, we sold certain REO assets for $4.7 million resulting in a loss on disposal of real estate of $1.2 million.

During the year ended December 31, 2009, we acquired six real estate assets through foreclosure of the related mortgage loans with a carrying value of $42.6 million as of December 31, 2009. In addition, during 2009, in connection with the modification of a loan, we acquired certain real estate that served as part of the collateral under the loan in satisfaction of current and future interest due under the modified loan. At the time of conveyance, the fair value of such lots was deemed to be below the amount of deferred interest agreed upon between us and the borrower. Accordingly, at the time of conveyance of the property in the fourth quarter of 2009, we recorded the then current fair value of the lots as of the date of receipt as REO assets in the amount of $2.6 million and adjusted the allowance for credit loss for the related loan accordingly. However, as a result of the previous allowance for credit loss recorded on these loans and the collective collateral available for these loans, there was no additional impairment recognized at the time of the loan modification. In addition, subsequent to December 31, 2009, we entered into a settlement agreement in connection with certain litigation that required us to purchase certain golf memberships attributed to certain residential lots we own that were acquired through foreclosure in 2008. At December 31, 2009, we recorded the liability for the settlement and the related value of the golf membership rights based on the amount that we are required to pay for such memberships, or $4.2 million.

Costs related to the development or improvements of the real estate assets are generally capitalized and costs relating to holding the assets are generally charged to expense. Cash outlays for capitalized development costs totaled $1.3 million, $2.5 million, and $1.6 million during the years ended December 31, 2008, 2009 and 2010, respectively. In addition, costs and expenses related to operating, holding and maintaining such properties, which are expensed and included in operating expenses for REO assets in the accompanying consolidated statement of operations, totaled approximately $0.1 million, $4.3 million and $5.2 million for the years ended December 31, 2008, 2009 and 2010, respectively. The nature and extent of future costs for such properties depends on the level of development undertaken, our projected return on such holdings, our ability to raise funds required to develop such properties, the number of additional foreclosures and other factors. While our assets are generally available for sale, we continue to evaluate various alternatives for the ultimate disposition of these investments, including partial or complete development of the properties prior to sale or disposal of the properties on an as-is basis.

A summary of REO assets owned as of December 31, 2009 and 2010, respectively, by state, is as follows (amounts in thousands):

IMH FINANCIAL CORPORATION
(formerly known as IMH Secured Loan Fund, LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 — REAL ESTATE HELD FOR DEVELOPMENT OR SALE – continued

	December 31, 2009				December 31, 2010
	Held For Development		Held for Sale		Held For Development		Held for Sale
	# of	Aggregate Net	# of	Aggregate Net	# of	Aggregate Net	# of	Aggregate Net
State	Projects	Carrying Value	Projects	Carrying Value	Projects	Carrying Value	Projects	Carrying Value
California	3	$9,644	-	$-	3	$8,813	1	$1,033
Texas	3	39,326	-	-	2	27,308	4	9,741
Arizona	6	31,485	4	12,082	8	16,996	17	14,082
Minnesota	1	11,694	-	-	2	4,525	0	-
Nevada	-	-	-	-	-	-	1	2,848
Idaho	-	-	-	-	-	-	1	4,126
Total	13	$92,149	4	$12,082	15	$57,642	24	$31,830

Of the above balances, as of December 31, 2010, approximately 39% was originally projected for development of residential real estate, 24% was scheduled for mixed used real estate development, and 37% was planned for commercial use. We are currently evaluating our use and disposition options with respect to these projects. The real estate held for sale consists of improved and unimproved residential lots, completed residential units and completed commercial properties located in California, Arizona, Texas, Nevada and Idaho.

Real Estate Owned Asset Valuation

Valuation of REO assets is based on our intent and ability to execute our disposition plan for each asset and the proceeds to be derived from such disposition, net of selling costs, in relation to the carrying value of such assets. REO assets for which management determines it is likely to dispose of such assets without further development are valued on an “as is” basis based on current valuations using comparable sales. If management determines that it has the intent and ability to develop the asset over future periods in order to realize a greater value, management will perform a valuation on an “as developed” basis, net of selling costs but without discounting of cash flows, to determine whether any impairment exists. Management does not write up the carrying value of real estate assets held for development if the proceeds from disposition are expected to exceed the carrying value of such assets. Rather, any gain from the disposition of such assets is recorded at the time of sale. REO assets that are classified as held for sale are measured at the lower of carrying amount or fair value, less cost to sell.

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

Based on changes in our disposition strategy in 2009 with respect to certain REO assets, the resulting changes in estimated undiscounted cash flows, and considering the on-going volatility of the real estate markets throughout 2009, we determined that it was necessary to perform additional tests for impairment on our portfolio of REO assets held for development as of September 30, 2009. In addition, in connection with the implementation of our revised business strategy following the consummation of the Conversion Transactions, management re-evaluated its real estate holdings as held for sale or held for development during the period ended December 31, 2010.

In estimating the amount of undiscounted cash flows for real estate assets owned assets held for development, we determine the level of additional development we expect to undertake for each project, as follows:

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

IMH FINANCIAL CORPORATION
(formerly known as IMH Secured Loan Fund, LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 — REAL ESTATE HELD FOR DEVELOPMENT OR SALE – continued

•
Other projects are expected to be developed more extensively to maximize the proceeds from the disposition of such assets. The undiscounted cash flow from these projects is based on a build-out scenario that considers both the cash inflows and the cash outflows over the duration of the project. The following summarizes the principal assumptions we utilized to determine undiscounted cash flows for these projects:

•
For collateral to be developed, the initial unit sales price utilized was based on local market conditions, comparable prices from current pricing utilizing observable and unobservable data points and other information, subject to periodic price increases ranging from 0% to 6% over the projected absorption (i.e., sell-out period). Absorption period estimates ranged from three to ten years as of December 31, 2009 and one to eight years as of December 31, 2010, with development projected to commence intermittently, as the market recovers and projected demand develops. We considered this a fair exchange price in an orderly transaction between market participants to sell the asset, assuming its highest and best use, in the primary or most advantageous market for the asset.

•
For collateral to be developed, the additional development costs, operating, maintenance and selling cost assumptions we made were based on observable and unobservable cost estimates obtained from a cross-section of industry experts and market participants. Based on real estate assets classified as held for development as of December 31, 2009, the estimated development and holding costs required to achieve the gross undiscounted cash flows upon disposition of the related assets range from $200,000 to $24.9 million on an individual property basis, and total $115.9 million in the aggregate, over the three to ten year build and sell-out period noted above. As of December 31, 2010, such development and holding costs range from $0.1 million to $24.3 million on an individual property basis, and total $24.4 million in the aggregate over the anticipated one to eight year build and sell-out period. The reduction from December 31, 2009 to December 31, 2010 is a result of the reduced number of properties held for development which are now classified as held for sale, the sale of certain assets previously held for development, and changes in the level of planned development for certain properties.

•
For collateral consisting of partially complete or finished lots, development costs, operating costs and selling cost assumptions were based on observable and unobservable cost estimates obtained from a cross-section of industry experts and market participants.

•
For collateral whose development is complete or nearly complete and expected to be leased initially to allow for stabilization of market prices before being sold, we utilized operating revenue and costs for comparable projects using current operating data obtained. Based upon an assumed stabilization of applicable real estate markets, we utilized unit sales prices comparable to historical pricing.

•
For the valuation of REO that was based on current fair values, management utilized a similar methodology as for the loan portfolio in selection of a single best estimate from the range of values provided by third party valuation firms, as described in Allowance for Credit Loss and Fair Value Measurement.  Accordingly, except for in two limited circumstances, management determined that the most appropriate point in the range of values provided by the valuation firms was the low end of the range.  The selection of the low end of the range was based on management’s assessment of current market conditions and specific property analysis.  As noted above, several economic indicators, market participant data and other third party sources referenced provide evidence that the breadth and depth of the real estate and economic downturn has continued to be wider and deeper than most predicted, and accordingly, management generally considered the low end of the range to be most representative of current market conditions at December 31, 2010.

IMH FINANCIAL CORPORATION
(formerly known as IMH Secured Loan Fund, LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 — REAL ESTATE HELD FOR DEVELOPMENT OR SALE – continued

In the absence of available financing, our estimates of undiscounted cash flows assume that we will pay development costs from the disposition of current assets or the raising of additional capital. However, the level of planned development for our individual properties is dependent on several factors, including the current entitlement status of such properties, the cost to develop such properties, the ability to recover development costs, competitive conditions and other factors. Generally, vacant, un-entitled land is being held for future sale to an investor or developer with no planned development expenditures by us. Such land is not planned for further development unless or until we locate a suitable developer with whom we can possibly develop the project under a joint venture arrangement. Alternatively, we may choose to further develop fully or partially entitled land to maximize interest to developers and our return on investment.

If we elect to change the disposition strategy for our real estate held for development, and such assets were deemed to be held for sale, we would likely record additional impairment charges, and the amounts could be significant. During the years ended December 31, 2008 and 2009, we recorded impairment charges of $27.2 million and $8.0 million relating to the impairment in value of REO assets, deemed to be other than temporary impairment. The results of our December 31, 2009 valuation procedures were re-assessed during 2010 to determine whether any additional impairment was warranted for the period ended December 31, 2010. As a result of our analysis, we recorded additional impairment charges totaling $46.9 million during the year ended December 31, 2010. The impairment charge was primarily a result of a change in management’s disposition strategy for selected REO assets from a development approach to a disposal based on recent values consistent with the change in business strategy resulting from the Conversion Transactions. As of December 31, 2009, 48% of our REO assets were valued on an “as is” basis while 52% were valued on an “as developed” basis. As of December 31, 2010, 93% of REO assets were valued on an “as is” basis while 7% were valued on an “as developed” basis. We believe the estimated net realizable values of such properties equal or exceed the current carrying values of our investment in the properties as of December 31, 2010.

NOTE 6 — MANAGEMENT FEES AND RELATED PARTY ACTIVITIES

Management Fees and Other Amounts Due to the Manager

Prior to the consummation of the Conversion Transactions on June 18, 2010, the Manager was entitled to a 25 basis point annualized fee, payable monthly, for managing the Fund, based on our total mortgage loan principal balance at each month-end, excluding loans in non-accrual status and other non-performing assets.  With the acquisition of the Manager, this arrangement was terminated as of June 18, 2010.  For the year ended December 31, 2008 and 2009 and the period ended June 18, 2010, management fees totaled approximately $1.1 million, $0.6 million and $0.1 million, respectively. As of December 31, 2009, the Manager was owed $0.1 million for unpaid management fees. There was no management fees payable as of December 31, 2010. In addition, the Manager was entitled to 25% of any amounts recognized in excess of the our principal and note rate interest due in connection with loans held in whole or in part by us.  The Manager earned no such fees in connection with this provision during the years ended December 31, 2009 or 2010.

In connection with various loan modifications, the Manager agreed to defer the collection of the related loan fees and collect such fees as needed.  Processing and administrative fees included in Payables to Fund Manager on the accompanying consolidated balance sheet totaled $3.2 million at December 31, 2009. There were no such amounts payable at December 31, 2010.

Advances to Manager

At December 31, 2009, the outstanding balance of advances to the Manager of the Fund totaled $1.4 million.  Advances to the Manager of the Fund bore interest at 10% per annum and all unpaid accrued interest and principal was due September 30, 2011.  Upon acquisition of the Manager, these amounts were eliminated in consolidation.

IMH FINANCIAL CORPORATION
(formerly known as IMH Secured Loan Fund, LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 — MANAGEMENT FEES AND RELATED PARTY ACTIVITIES - continued

At December 31, 2009, the outstanding balance of advances to the Manager of the Fund totaled $1.4 million.  Advances to the Manager of the Fund bore interest at 10% per annum and all unpaid accrued interest and principal was due September 30, 2011.  Upon acquisition of the Manager, these amounts were eliminated in consolidation.

Loan Origination, Processing and Modification Revenues Earned

Prior to the consummation of the Conversion Transactions, the Manager received all the revenue from loan origination and processing fees (points) and other related fees for loans originated on behalf of the Fund, which were paid by the borrower and are not reflected in the accompanying financial statements. During the year ended December 31, 2008 and 2009 and the period ended June 18, 2010, the Manager earned origination, processing and other related fees of approximately $21.3 million, $10.6 million and $6,000, respectively. These amounts include fees earned from the expiration of refundable loan fees previously collected, which were refundable to the borrower in the event of a loan payoff by a specified date.  With the acquisition of the Manager, we are now entitled to all such fees. We earned no fees for the period from acquisition to December 31, 2010.

Related Party Investments and Borrowings

At December 31, 2009, the Manager maintained a line of credit with a bank with a total outstanding balance of $1.6 million which expired on May 31, 2010 and was repaid in the second quarter of 2010 and was not renewed upon expiration.  Accordingly, we no longer have access to additional liquidity under this line of credit.  The line of credit bore annual interest at the Prime Rate plus 1.5% (4.75% at December 31, 2009).  The line of credit was collateralized by specific loans held by us and underlying deeds of trust and a guarantee of the Manager’s Chief Executive Officer.  There is no outstanding balance under this facility at December 31, 2010.

NOTE 7 — NOTES PAYABLE

In January 2010, we entered into a settlement agreement with respect to litigation involving the responsibility and ownership of certain golf club memberships attributable to certain property acquired through foreclosure. Under the terms of the settlement agreement, we agreed to execute two promissory notes for the golf club memberships totaling $5.3 million. The notes are secured by the security interest on the related lots, are non-interest bearing and mature on December 31, 2012. Due to the non-interest bearing nature of the loans, in accordance with applicable accounting guidance, we imputed interest on the notes at our incremental borrowing rate of 12% per annum and recorded the notes net of the discount as of December 31, 2009. The discount is being amortized to interest expense over the term of the notes and totaled approximately $0.1 million for the year ended December 31, 2010, resulting in an unamortized discount of approximately $1.1 million as of December 31, 2010.  The net principal balance of the notes payable at December 31, 2010 was $4.2 million.

During the year ended December 31, 2010, we secured financing from a bank in the amount of $9.5 million for the purpose of funding anticipated development costs for REO assets and working capital needs. The note payable, which has an outstanding balance of $7.5 million at December 31, 2010, bears interest at 12% per annum and requires monthly payments of interest only. During the year ended December 31, 2010, we incurred interest expense of $1.2 million under this loan (including amortization of deferred loan fees). The loan has an initial maturity of March 2011 but may be extended for two additional six-month periods. Subsequent to December 31, 2010, we executed our first extension option. The loan is secured by one of our REO assets with a carrying value at December 31, 2010 of $21.0 million and an assignment of rents and tenant notes receivable with a principal balance of $1.6 million relating to financed tenant improvement on the property. We have also provided a guarantee for such debt.

During the year ended December 31, 2010, we secured financing from a bank in the amount of $3.6 million for the purpose of funding a remaining loan obligation and anticipated development costs for specified REO assets. The note payable, which has an outstanding balance of $2.9 million as of December 31, 2010, bears interest at 12% per annum, requires monthly payments of interest only, and matures in February 2012. During the year ended December 31, 2010, we incurred interest expense of $0.3 million with respect to this loan (including amortization of deferred loan fees).  The loan is secured by one of our REO assets with a carrying value at December 31, 2010 of $2.7 million and a mortgage loan receivable with a current carrying value of $3.9 million.

IMH FINANCIAL CORPORATION
(formerly known as IMH Secured Loan Fund, LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 — NOTES PAYABLE – continued

Also during the year ended December 31, 2010, we secured a line of credit from a bank in the amount of $3.0 million for the primary purpose of funding certain obligations resulting from the Conversion Transactions. The line of credit, which has an outstanding balance of $1.6 million as of December 31, 2010, has an interest rate of 4.25% per annum, requires monthly interest payments and had an original maturity date of October 5, 2010.  In January 2011, the maximum amount under this facility was reduced to $1.6 million and the maturity date was extended to May 5, 2011. During the year ended December 31, 2010, we incurred interest expense of $47,000 regarding this line of credit.

In connection with the acquisition of the Manager, we assumed a note payable with an original balance of $0.5 million that is being paid on a monthly basis over 48 months which commenced June 1, 2009, with annual interest at 8%.  This note was made in connection with a settlement on a previous lease obligation and has been personally guaranteed by our CEO.  As of December 31, 2010, the remaining obligation on the commitment is $0.3 million.

NOTE 8 – PROPERTY AND EQUIPMENT

In connection with the acquisition of the Manager, we acquired certain non-real estate property and equipment at its carryover basis, which consisted of the following at December 31, 2010 (in thousands):

Furniture and equipment	$1,122
Leasehold improvements	645
Computer and communication equipment	1,146
Automobile and Other	61
Total	2,974
Less accumulated depreciation and amortization	(1,512)

Property and equipment, net of accumulated
depreciation and amortization	$1,462

Depreciation and amortization expense on property and equipment was $0.3 million for the period from acquisition, June 18, 2010, through December 31, 2010.  Additionally, included in real estate held for development are certain building and improvement assets with carrying values totaling $21.0 million. Depreciation expense taken for this asset totaled $1.2 million and $0.7 million for the years ended December 31, 2010 and 2009, respectively.

NOTE 9 – LEASE COMMITMENTS

We lease 28,238 square feet of office space in Scottsdale, Arizona which expires on June 19, 2017. The lease payments include the use of all of the tenant improvements and various computer related equipment. Rent expense was $0.4 million for the period from acquisition, June 18, 2010 through December 31, 2010, and is included in general and administrative expenses in the accompanying consolidated statement of operations.  Rents currently due and payable to the lessor totaled $0.1 million as of December 31, 2010 and are included in accounts payable and accrued expenses in the accompanying consolidated balance sheets.

As of December 31, 2010, future minimum lease payments under the lease agreement are as follows (in thousands):

IMH FINANCIAL CORPORATION
(formerly known as IMH Secured Loan Fund, LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – LEASE COMMITMENTS - continued

Years ending	Amount
2011	$830
2012	734
2013	741
2014	762
Thereafter	1,874
Total	$4,941

NOTE 10 — INCOME TAXES

The consolidated statements of operations for the year ended December 31, 2010 reflect income taxes for the period from the recapitalization of the Fund and acquisition of the Manager on June 18, 2010 through December 31, 2010. During the year ended December 31, 2010, the current and deferred tax provision for federal and state taxes was zero.

The difference between the provision for income taxes in the consolidated statements of operations and the amounts computed by applying the current federal statutory income tax rate of 35% to income before income taxes is reconciled as follows (amounts in thousands):

	Amount	%
Computed Tax Benefit at Federal Statutory Rate of 35%	$(40,964)	35.0%

State Taxes, Net of Federal Benefit	(4,395)	3.8%
Pre C-Corp Loss	17,413	(14.9)%
Change of Entity Tax Status	(106,779)	91.2%
Change in Valuation Allowance	132,555	(113.3)%
Offering Costs	2,170	(1.9)%

Provision (Benefit) for Income Taxes	$-	0.0%

The significant components of deferred tax assets and liabilities in the consolidated balance sheet as of December 31, 2010, are as follows (in thousands):

Deferred Tax Assets
Allowance for Credit Loss	$84,626
Accrued Interest	3,361
Impairment of Real Estate Owned	18,160
Loss Carryforward	24,666
Capitalized Real Estate Costs	1,742
Total Deferred Tax Assets Before Valuation Allowance	132,555
Valuation Allowance	(132,555)

Total Deferred Tax Assets Net of Valuation Allowance	$-

IMH FINANCIAL CORPORATION
(formerly known as IMH Secured Loan Fund, LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 — INCOME TAXES - continued

Upon the execution of the Conversion Transactions (which included a recapitalization of the Fund), we are a corporation and subject to Federal and state income tax. Under GAAP, a change in tax status from a non-taxable entity to a taxable entity requires recording deferred taxes as of the date of change in tax status. For tax purposes, the Conversion Transactions were a contribution of assets at historical tax basis for holders of the Fund that are subject to federal income tax and at fair market value for holders that are not subject to federal income tax.

The temporary differences that give rise to deferred tax assets and liabilities upon recapitalization of the Company are primarily related to the allowance for credit losses, valuation allowance for loans held for sale and certain impairments of REO assets which are recorded on our books but deferred for tax purposes.

The increase in our valuation allowance during the year ended December 31, 2010 was primarily a result of the change in entity status and an increase in net operating losses.

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

As of December 31, 2010, we had federal and state net operating loss carry forwards of approximately $63.2 million, which will begin to expire in 2031 and 2016, respectively.

In the event of a change in control, under Internal Revenue Code Section 382, the utilization of our existing net operating loss carryforwards and built in losses may be subject to limitation.

The Company has not identified any uncertain tax positions and does not believe it will have any material changes over the next 12 months.  Any interest and penalties accrued relating to uncertain tax positions will be recognized as a component of the income tax provision.  However, since there are no uncertain tax positions, we have not recorded any accrued interest or penalties.

The Company files income tax returns in the U.S. federal and various state jurisdictions.  The Company is not subject to income tax examinations by tax authorities for periods prior to June 18, 2010.  The predecessor entities are subject to income tax examinations by federal tax authorities for the year ended December 31, 2007 through June 18, 2010, and by state tax authorities from December 31, 2006 through June 18, 2010.

NOTE 11 — STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE

Our capital structure consisted of the following at December 31, 2010:

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

Holders of Class B, C, and D Common Stock generally have the same relative powers and preferences as the common stockholders, except for certain transfer restrictions, as follows:

IMH FINANCIAL CORPORATION
(formerly known as IMH Secured Loan Fund, LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 — STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE – continued

Class B Common Stock - The Class B common stock, which was issued in exchange for membership units of the Fund, the stock of the Manager or membership units of Holdings, is held by a custodian and divided into four separate series of Class B common stock. The Class B-1, B-2 and B-3 common stock are not eligible for conversion into common stock until, and subject to transfer restrictions that lapse upon, predetermined intervals of six, nine or 12 months following the earlier of (1) consummation of an initial public offering or (2) the 90th day following notice given by the board of directors not to pursue an initial public offering, in the case of each of the Class B-1, Class B-2 and Class B-3 common stock, respectively. If, at any time after the five-month anniversary of the consummation of an initial public offering, the closing price of IMH Financial Corporation’s common stock price is greater than or equal to 125% of the offering price in an initial public offering for 20 consecutive trading days, all shares of Class B-1, Class B-2 and Class B-3 common stock will be convertible into shares of IMH Financial Corporation common stock that will not be subject to restrictions on transfer under the certificate of incorporation of IMH Financial Corporation. Each share of Class B-4 common stock shall be convertible to one share of Common Stock upon the four-year anniversary of the consummation of the Conversion Transactions. The transfer restrictions will terminate earlier if (1) any time after five months from the first day of trading on a national securities exchange, either the market capitalization (based on the closing price of IMH Financial Corporation common stock) or the book value of IMH Financial Corporation will have exceeded approximately $730.4 million (subject to upward adjustment by the amount of any net proceeds from new capital raised in an initial public offering or otherwise, and to downward adjustment by the amount of any dividends or distributions paid on membership units of the Fund or IMH Financial Corporation securities before or after the Conversion Transactions), or (2) after entering into an employment agreement approved by the compensation committee of IMH Financial Corporation, the holder of Class B common stock is terminated without cause, as this term will be defined in their employment agreements as approved by the compensation committee of IMH Financial Corporation. In addition, unless IMH Financial Corporation has both (i) raised an aggregate of at least $50 million in one or more transactions through the issuance of new equity securities, new indebtedness with a maturity of no less than one year, or any combination thereof, and (ii) completed a listing on a national securities exchange, then, in the event of a liquidation of IMH Financial Corporation, no portion of the proceeds from the liquidation will be payable to the shares of Class B-4 common stock until such proceeds exceed approximately $730.4 million. All shares of Class B common stock automatically convert into Common Stock upon consummation of a change of control as defined in the certificate of incorporation.

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

IMH FINANCIAL CORPORATION
(formerly known as IMH Secured Loan Fund, LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 — STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE – continued

Subject to prevailing market conditions and regulatory approvals, we intend to conduct an IPO of our Common Stock and we contemplate that the shares of the Common Stock of IMH Financial Corporation will become traded on the NYSE. We do not plan to list the shares of the Class B, Class C or Class D common stock on any securities exchange or include the shares of Class B, Class C or Class D common stock in any automated quotation system, and no trading market for the shares of such classes of common stock is expected to develop.

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

In addition, the Conversion Transactions included the acquisition by IMH Financial Corporation of all of the outstanding equity interests in the Manager and Holdings (including shares issuable to participant’s in the Manager’s stock appreciation rights plan), in exchange for an aggregate of 895,750 shares of Class B-3 and B-4 common stock in IMH Financial Corporation, thereby making the Manager and Holdings wholly-owned subsidiaries of IMH Financial Corporation. This total included 781,643 shares issuable to Shane Albers and William Meris in exchange for their equity interests in the Manager and Holdings of a separate series of Class B shares called Class B-4 common stock which is subject to transfer restrictions for a four-year period following the consummation of the Conversion Transactions, subject to release in certain circumstances. Moreover, holders of stock appreciation right units in the Manager had their stock appreciation right units cancelled in exchange for a portion of the 895,750 Class B shares being issued to or on behalf of the stockholders of the Manager and the members of Holdings in the Conversion Transactions. The number of Class B shares otherwise issuable to stock appreciation right recipients was reduced in lieu of payment by each stock appreciation right recipient of applicable cash withholding tax. The aggregate number of shares issuable to the owners of the Manager and Holdings was reduced by one share for each $20 of the net loss incurred by the Manager and Holdings through the closing date of June 18, 2010.  Based on a net loss of $3.5 million, the shares issued to the owners of the Manager and Holdings were reduced, on a pro rata basis by 176,554 shares. After the reduction for net loss, shares of Class B-4 common stock issued to the owners of the Manager and Holdings were 627,579. See Note 3 for additional information.

Earnings per share

Earnings per share (EPS) is computed in accordance with applicable accounting guidance.  Shares of Common Stock, Class B Common Stock, Class C Common Stock and Class D Common Stock share proportionately in our earnings and losses. Earnings (loss) per share are calculated utilizing net earnings (loss) divided by the weighted average number of shares of Common Stock, Class B Common Stock, Class C Common Stock and Class D Common Stock outstanding. Pro forma weighted average common shares for the years ended December 31, 2010 were computed by multiplying the actual weighted average member units outstanding for the respective period by the conversion factor.

	Years Ended December 31,
	2008	2009	2010
Net Loss	$(258,287)	$(74,477)	$(117,040)

Weighted Average Units Outstanding (rounded)	67,333	73,038	73,038
Conversion Factor	220.3419	220.3419	220.3419

Proforma Weighted Average Common Shares Outstanding	14,836,281	16,093,487	16,093,487
Add: Weighted Average Common Shares for purchase of Manager	-	-	498,200

Proforma Weighted Average Common Shares Outstanding	16,093,487	16,093,487	16,591,687

Proforma Net Loss per Share	$(17.41)	$(4.63)	$(7.05)

IMH FINANCIAL CORPORATION
(formerly known as IMH Secured Loan Fund, LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 — COMMITMENTS AND CONTINGENCIES

In connection with the acquisition of the Manager, we are subject to a contingent liability which exists with respect to potential payment of previously earned commissions to certain broker-dealers.  Member units of the Fund were offered through certain employees of the Manager and through a network of licensed broker-dealers and their respective registered representatives. Any sales commissions or other forms of remuneration paid to broker-dealers or their respective registered representatives in connection with the sale of units were paid by the Manager. Generally, broker-dealer selling agreements provided for a 2% selling commission and a 25 to 50 basis point trailing commission, which was an annual commission paid on the balance of units sold by a broker-dealer or its registered representatives that are outstanding at each anniversary of the initial issuance of the units. Such costs were expensed as period costs in the Manager’s historical statement of operations.  While new member investments in the Fund were suspended in October 2008, the trail commission payable to brokers for Fund member capital that remained in the Fund was to continue until the Fund was terminated.  Effective August 1, 2009, the agreement with most broker-dealers was amended such that the broker-dealers agreed to forgo the “trail” commission and would receive in its place 50% of the amount paid to the Manager for the Manager’s 25% share of any Fund late fees, penalties and any net proceeds from the sale of a foreclosed asset, after payment to the Fund of its original principal and accrued interest due in connection with the loan associated with the foreclosed asset. It is uncertain what ultimate liability, if any, we have under these agreements.  Due to the significant devaluation of such assets, the likelihood of any liability is generally considered remote.  Nevertheless, during the year ended December 31, 2010, we realized a gain in the amount of $0.2 million from the payoff of a certain loan during the period, of which 25%, or $46,000, would have been allocable to the Manager.  Based on this, we accrued a liability to the broker-dealers under this arrangement of $23,000 during the year ended December 31, 2010.  While we believe that the likelihood of further liability is generally considered remote, such amounts may be due in the future.

Undisbursed loans-in-process and interest reserves reflected on the accompanying consolidated balance sheets generally represent the unaccompanied portion of construction loans pending completion of additional construction, and interest reserves for all or part of the loans’ terms. As of December 31, 2009 and 2010, undisbursed loans-in-process and interest reserves balances were as follows:

	December 31, 2009			December 31, 2010
	Loans Held	Loans Held		Loans Held	Loans Held
	to Maturity	for Sale	Total	to Maturity	for Sale	Total
Undispersed Loans-in-Process per
Note Agreement	$63,001	$-	$63,001	$-	$56,094	$56,094
Less: amounts not to be funded	(47,026)	-	(47,026)	-	(44,626)	(44,626)
Undispersed Loans-in-Process per
Financial Statements	$15,975	$-	$15,975	$-	$11,468	$11,468

A breakdown of loans-in-process expected to be funded is presented below:

	December 31,	December 31,
Loans-in-Process Allocation:	2009	2010
Construction/Operations Commitments	$3,731	$2,466
Unfunded Interest Reserves	7,524	6,034
Deferred Loan Fees due to Manager	2,360	-
Reserve for Protective Advances	654	1,268
Taxes and Other	1,706	1,700
Total Loan-in-Process	$15,975	$11,468

IMH FINANCIAL CORPORATION
(formerly known as IMH Secured Loan Fund, LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – COMMITMENTS AND CONTINGENCIES – continued

While the contractual amount of unfunded loans-in-process and interest reserves totaled $63.0 million and $56.1 million at December 31, 2009 and 2010, respectively, we estimate that we will fund approximately $11.5 million subsequent to December 31, 2010. Of the $11.5 million expected to be funded, $6.0 million relates to unfunded interest reserves on a loan restructured in December 2009 (which is a non-cash commitment), $2.5 million relates to anticipated borrower construction or operating costs, $1.7 million relates to tax related reserves and $1.3 million relates to reserves for protective advances not required under the terms of the loan agreement but that we expect fund to protect our interest in the asset. The difference of $44.6 million, which is not expected to be funded, relates to loans that are in default, loans that have been modified to lower the funding amount and loans whose funding is contingent on various project milestones, many of which have not been met to date and are not expected to be met given current economic conditions. Accordingly, these amounts are not reflected as funding obligations in the accompanying consolidated balance sheets. With available cash and cash equivalents of $0.8 million at December 31, 2010, scheduled loan payoffs, the suspension of member redemptions, the suspension of new loan request funding, debt financing secured for the Company, and other available sources of liquidity, including potential loan participations, loan sales or sales of REO assets, we expect to meet our obligation to fund these undisbursed amounts in the normal course of business. See Note 1 for discussion of our liquidity. At December 31, 2009, of our 55 borrowers, one of our borrowers had established unfunded interest reserves, no borrowers had funded interest reserves, and one borrower prepaid interest on the related note through the conveyance of certain real estate and the remaining 53 of our borrowers were obligated to pay interest from their own alternative sources. At December 31, 2010, of our 38 borrowers, two of our borrowers had established unfunded interest reserves, three borrowers had funded interest reserves available, and 33 of our borrowers were obligated to pay interest from their own alternative sources. As noted in the table above, we had $6.0 million of remaining interest reserves on three loans with principal balances totaling $83.9 million at December 31, 2010.

During the year ended December 31, 2009 and 2010, mortgage loan interest satisfied by the use of unfunded interest reserves were $3.8 million (17.8%) and $26,000 (1.8%) of total mortgage loan interest income for the periods, respectively.

During the year ended December 31, 2008, 2009 and 2010, mortgage loan interest satisfied by the use of funded interest reserves were $21.9 million (33.5%), $8.2 million (38.5%) and $0.1 million (6.3%) of total mortgage loan interest income for the periods, respectively.

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

Following the suspension of certain Fund activities, including the suspension of member redemptions, certain of the members of the Fund requested that their redemption requests be honored due to financial hardships or other reasons. In each instance, we have responded that we will not grant those requests and we are treating all members uniformly. Certain of these members have filed grievances with the SEC and other regulatory agencies related to our administration of the Fund (including regarding our suspension of redemptions), and these members’ disapproval of the Conversion Transactions.

After we filed the initial Registration Statement on Form S-4 with the SEC on December 30, 2009 including the consent solicitation/prospectus relating to the Conversion Transactions, or the Form S-4, various disputes have arisen relating to the consent solicitation/prospectus and the proposed transactions contained therein.

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

NOTE 12 – COMMITMENTS AND CONTINGENCIES – continued

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

In July 2010, the parties in the four actions mentioned above filed various motions and/or briefs seeking competing forms of consolidation and/or coordination of the four actions. During a hearing on these motions on October 14, 2010, the parties in the respective actions agreed to consolidate the four actions for all purposes, subject to certain provisions with “respect to the unique individual count brought” by the Tucek plaintiffs. On October 25, 2010, the Delaware Court of Chancery granted the respective parties’ proposed “Order of Consolidation and Appointment of Co-lead Plaintiffs: Counsel and Co-Liaison Counsel,” which, among other things, consolidated the four actions, ordered that a consolidated complaint shall be filed within 45 days of October 25, 2010, followed by consolidated discovery, and designated the plaintiffs’ counsel from the May 25, 2010 and June 17, 2010 lawsuits as co-lead counsel. The consolidated class action complaint was filed on December 17, 2010. Defendants’ filed a motion to dismiss on January 31, 2011.  A hearing date on the motion to dismiss has not yet been set.   The consolidated action is in its early stage and it is not possible to estimate at this time the range of exposure, if any, the consolidated action presents. However, we and our affiliated named individuals and entities dispute these claims and will defend vigorously against these actions.

On June 8, 2010, we received notice from the SEC that we are the subject of a SEC investigation and received requests for documents. We have and continue to work cooperatively with the SEC in its investigation. The resolution of the SEC investigation is not determinable at this time.

On December 29, 2010, an action was filed in the Superior Court of Arizona, Maricopa County by purported Fund members David Kurtz, Lee Holland, and Suzanne Sullivan against us, the Fund, the Manager, and affiliated named individuals. The plaintiffs make numerous allegations against the defendants, including allegations that fiduciary duties owed to Fund members and to the Fund were breached because the Conversion Transactions were unfair to Fund members, constitute self-dealing, and because the Form S-4 and/or information provided about the Form S-4 or Conversion Transactions are false and misleading. In addition, the plaintiffs allege that the Fund wrongfully rejected Kurtz’s books and records requests, defamed Kurtz, and wrongfully brought a civil action related to the Conversion Transactions. The plaintiffs seek the return of their original investments, damages for defamation and invasion of privacy, punitive damages, and their attorneys’ fees and costs. We dispute these allegations and will defend vigorously against these actions.

We believe that we have always been, and currently are, in compliance with all regulations that materially affect us and our operations, and that we have acted in accordance with our operating agreement prior to its termination as a result of the Conversion Transactions. However, there can be no guarantee that this is the case or that the above-described or other matters will be resolved favorably, or that we or our affiliates may not incur additional significant legal and other defense costs, damage or settlement payments, regulatory fines, or limitations or prohibitions relating to our or our affiliates’ business activities, any of which could harm our operations.

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

IMH FINANCIAL CORPORATION
(formerly known as IMH Secured Loan Fund, LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 — SUBSEQUENT EVENTS

In January 2011, we filed a petition to evict a tenant in one of our leased properties due to non-payment of rents and certain note receivable amounts due which, as of the date of this filing, totaled approximately $0.9 million in accordance with the rental and related agreements.  In addition, we have filed claims against the guarantors on this receivable.  The tenant represented approximately 85.8% of our rental income as of December 31, 2010.  The tenant was current in its payment to us as of December 31, 2010 and no reserves have been placed on such receivables as of December 31, 2010. The applicable courts have held various preliminary hearings in this case and have issued a temporary injunction relative to our eviction claim due to the nature of the medical operations of the tenant.  Simultaneously, the courts have ordered the tenants to place the amount of monthly rents and operating costs due in a special account to be disbursed at the discretion of the courts pending the final outcome of the case.  No further hearing dates have been established as of the date of this filing.  However, we intend to continue to vigorously pursue all of our rights and remedies available to us under the lease agreement and other legal documents to collect all amounts due.

Effective March 2011, in connection with the resignation of our previous consultants, we entered into an agreement with NWRA to provide certain consulting and advisory services in connection with the development and implementation of an interim recovery and workout plan and long-term strategic growth plan for us.  The key provisions of the agreement are as follows:

•	a diagnostic review of the Company;
•	a review of the Company’s existing REO assets and loan portfolio;
•	development and implementation of specific workout strategies, as well as the development and implementation of a plan for originating, analyzing and closing new investment transactions; and
•	upon stabilization of Legacy assets and a period of growth, NWRA will also provide an assessment of the Company’s capital market alternatives.

Fees under this agreement include a non-contingent monthly fee of $125,000 and a success fee component, plus out-of-pocket expenses. The success fee includes capital advisory fee and associated right of first offer to provide advisory services (subject to separate agreement), development fee and associated right of first offer to serve as developer (subject to separate agreement), an origination fee equal to 1% of the total amount or gross purchase price of any loans made or asset acquired identified or underwritten by NWRA and legacy asset performance fee equal to 10% of the positive difference between realized gross recovery value and 110% of the December 31, 2010 carrying value, calculated on a per REO or loan basis.  No offsets between positive and negative differences are allowed.

The agreement may only be subject to termination under certain conditions.  Otherwise, the agreement shall remain in effect for four years. Thereafter, this agreement can only be terminated by an affirmative super majority vote of the board of directors and with 60-day written notice.  If not terminated, the agreement may be extended for an additional three years.

We continue to seek additional liquidity through asset sales and potential restructurings, expansion or refinancing of our existing credit arrangements and/or issuances of debt or equity. We have been engaged in ongoing negotiations with a prospective lending and investor group which have not yet concluded.  There can be no assurance that we will be able to successfully complete any of these transactions or that doing so will be sufficient for us to meet our liquidity needs.

NOTE 14 — SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Selected quarterly results of operations and other financial information for the four quarters ended December 31, 2009 and 2010 follows:

	2009
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
INTEREST AND FEE INCOME
Interest and Fee Income	$11,974	$5,621	$3,155	$1,772	$22,522
EXPENSES
Total Operating Expenses	898	2,481	2,546	3,775	9,700
Provision for Credit Losses	-	-	82,000	(2,701)	79,299
Impairment Charge	-	-	8,000	-	8,000
Total Expenses	898	2,481	92,546	1,074	96,999
Net Earnings (Loss)	$11,076	$3,140	$(89,391)	$698	$(74,477)

Net Earnings (Loss) per Share	$0.69	$0.20	$(5.55)	$0.03	$(4.63)

Distribututions to Members per Weighted Average Shares Outstanding	$0.60	$0.13	$-	$-	$0.73

Proforma Weighted Average Shares Outstanding for Period	16,093,487	16,093,487	16,093,487	16,093,487	16,093,487

Earnings Components:
Distributed	$9,690	$2,016	$-	$-	$11,706
Reinvested	-	-	-	-	-
Distributed or Reinvested	9,690	2,016	-	-	11,706
Retained	1,386	1,124	(89,391)	698	(86,183)
Net Earnings	$11,076	$3,140	$(89,391)	$698	$(74,477)

Earnings per Weighted Average Shares Outstanding, by Component
Distributed or reinvested	$0.60	$0.13	$-	$-	$0.73
Retained Earnings	0.09	0.07	(5.55)	0.03	(5.36)
	$0.69	$0.20	$(5.55)	$0.03	$(4.63)

IMH FINANCIAL CORPORATION
(formerly known as IMH Secured Loan Fund, LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 — SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED) – continued

	2010
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
INTEREST AND FEE INCOME
Interest and Fee Income	$1,008	$935	$840	$973	$3,756
EXPENSES
Total Operating Expenses	3,860	4,594	12,292	5,740	26,486
Provision for Credit Losses	-	27,550	6,830	13,074	47,454
Impairment Charge	-	10,985	2,236	33,635	46,856
Total Expenses	3,860	43,129	21,358	52,449	120,796
Net Loss	$(2,852)	$(42,194)	$(20,518)	$(51,476)	$(117,040)

Net Loss per Share	$(0.18)	$(2.62)	$(1.22)	$(3.06)	$(7.05)

Proforma Weighted Average Shares Outstanding for Period	16,093,487	16,093,487	16,809,766	16,809,766	16,591,687

Earnings Components:
Distributed	$-	$-	$-	$-	$-
Reinvested	-	-	-	-	-
Distributed or Reinvested	-	-	-	-	-
Retained	(2,852)	(42,194)	(20,518)	(51,476)	(117,040)
Net Earnings	$(2,852)	$(42,194)	$(20,518)	$(51,476)	$(117,040)

Earnings per Weighted Average Shares Outstanding, by Component
Distributed or reinvested	$-	$-	$-	$-	$-
Retained Earnings	(0.18)	(2.62)	(1.22)	(3.06)	(7.05)
	$(0.18)	$(2.62)	$(1.22)	$(3.06)	$(7.05)

The average of each quarter’s pro forma weighted average shares outstanding does not necessarily equal the pro forma weighted average shares outstanding for the year and, therefore, individual quarterly weighted earnings per share do not equal the annual amount.