Form 10-Q
period 2011-03-31
IMH Financial Corp
filed 2011-05-16
CIK 1397403

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended March 31, 2011

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

The registrant had 3,811,342 Shares of Class B-1 Common Stock, 3,811,342 shares of Class B-2 Common Stock, 7,721,055 shares of Class B-3 Common Stock, 627,579 shares of Class B-4 Common Stock and 838,448 shares of Class C Common Stock, which were collectively convertible into 16,809,766 outstanding common shares as of May 15, 2011.  The Class B-4 common stock was issued in exchange for the outstanding equity interests of Investors Mortgage Holdings Inc. on June 18, 2010.

IMH FINANCIAL CORPORATION
QUARTERLY REPORT ON FORM 10-Q
INDEX

	PART I - FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements.

	Unaudited Condensed Consolidated Balance Sheets as of December 31, 2010 and March 31, 2011	3

	Unaudited Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2010 and 2011	4

	Unaudited Condensed Consolidated Statement of Stockholders’ Equity for the Three Months Ended March 31, 2011	5

	Unaudited Condensed Consolidated Statements of Cash Flows for Three Months Ended March 31, 2010 and 2011	6

	Unaudited Condensed Notes to Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	34

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	56

Item 4T.	Controls and Procedures.	57

	PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.	58

Item 1A.	Risk Factors.	60

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	63

Item 5.	Other Information	63

Item 7.	Exhibits.	63

	Signatures	65

	Index to Exhibits	66

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

IMH FINANCIAL CORPORATION
(formerly known as IMH Secured Loan Fund, LLC)
Unaudited Condensed Consolidated Balance Sheets
(In thousands, except unit and share data)

	December 31,	March 31,
	2010	2011
		(unaudited)
ASSETS
Cash and Cash Equivalents	$831	$759
Mortgage Loans Held for Sale, Net of Valuation Allowance	123,200	114,293
Accrued Interest and Other Receivables	13,055	11,329
Real Estate Acquired through Foreclosure Held for Sale, Net	31,830	39,761
Real Estate Held for Development, Net:
Acquired through Foreclosure	55,951	55,385
Purchased for Investment	1,691	1,691
Real Estate Held for Development, Net	57,642	57,076
Deposits and Other Assets	1,915	2,836
Property and Equipment, Net	1,462	1,340

Total Assets	$229,935	$227,394

LIABILITIES
Accounts Payable and Accrued Expenses	$5,391	$6,097
Accrued Property Taxes	4,606	4,918
Notes Payable	16,458	17,782
Liabilities of Assets Held for Sale	1,934	2,462
Unearned Income and Other Funds Held	183	177
Total Liabilities	28,572	31,436
Commitments and Contingent Liabilities (Note 10)

STOCKHOLDERS' EQUITY
Common stock, $.01 par value; 200,000,000 shares authorized; 16,809,766 shares outstanding at December 31, 2010 and March 31, 2011	168	168
Preferred stock, $.01 par value; 100,000,000 shares authorized; none outstanding	-	-
Additional Paid-in Capital	726,750	726,750
Accumulated Deficit	(525,555)	(530,960)
Total Stockholders' Equity	201,363	195,958
Total Liabilities and Stockholders' Equity	$229,935	$227,394

The accompanying notes are an integral part of these statements

IMH FINANCIAL CORPORATION
(formerly known as IMH Secured Loan Fund, LLC)
Condensed Consolidated Statements of Operations
(Unaudited)
 (In thousands, except share and per share data)

	Three Months Ended March 31,
	2010	2011

REVENUE:
Mortgage Loan Income	$522	$353
Rental Income	410	488
Investment and Other Income	76	183

Total Revenue	1,008	1,024

COSTS AND EXPENSES:
Operating Expenses for Real Estate Owned	1,528	1,669
Professional Fees	1,399	1,214
Management Fees	64	-
Default and Related Expenses	206	238
General and Administrative Expenses	-	1,614
Organizational Costs	-	190
Offering Costs	-	347
Interest Expense	244	778
Depreciation and Amortization Expense	419	453
Loss/(Gain) on Disposal of Assets	-	(74)
Total Costs and Expenses	3,860	6,429

Loss Before Income Taxes	(2,852)	(5,405)

Provision for Income Taxes	-	-
NET LOSS	$(2,852)	$(5,405)

Net Loss per Share	$(0.18)	$(0.32)
Weighted Average Common Shares Outstanding	16,093,487	16,809,766

The accompanying notes are an integral part of these statements

IMH FINANCIAL CORPORATION
(formerly known as IMH Secured Loan Fund, LLC)
Condensed Consolidated Statements of Stockholders’ Equity
Three Months Ended March 31, 2011
(Unaudited)
(In thousands, except unit and share data)

					Total
	Common Stock			Accumulated	Stockholders'
	Shares	Amount	Paid-in Capital	Deficit	Equity

Balances at December 31, 2010	16,809,766	$168	$726,750	$(525,555)	$201,363

Net Loss - Three Months Ended March 31, 2011	-	-	-	(5,405)	(5,405)
Balances at March 31, 2011	16,809,766	$168	$726,750	$(530,960)	$195,958

The accompanying notes are an integral part of these statements

IMH FINANCIAL CORPORATION
 (formerly known as IMH Secured Loan Fund, LLC)
Condensed Consolidated Statements of Cash Flows
Three Months Ended March 31, 2011
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2010	2011

CASH FLOWS - OPERATING ACTIVITIES
Net Loss	$(2,852)	$(5,405)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain/(Loss) on Disposal of Assets	-	74
Depreciation and Amortization Expense	419	453
Imputed Interest on Notes Payable	-	127
Increase (decrease) in cash resulting from changes in:
Due from/to Fund Manager	(1,842)	-
Accrued Interest and Other Receivable	(45)	1,092
Deposits and Other Assets	(2,961)	(1,319)
Accounts Payable and Accrued Expenses	636	706
Accrued Property Taxes	(4,831)	312
Liabilities of Assets Held for Sale	4,295	(147)
Unearned Income and Other Funds Held	89	(8)
Net cash used in operating activities	(7,092)	(4,115)

CASH FLOWS - INVESTING ACTIVITIES
Proceeds from Sale/Recovery of Real Estate Owned	-	818
Purchases of Property and Equipment	-	(4)
Mortgage Loans Fundings	(1,314)	(555)
Mortgage Loan Repayments	3,500	3,018
Investment in Real Estate Owned	(799)	(432)
Net cash provided by investing activities	1,387	2,845

CASH FLOWS - FINANCING ACTIVITIES
Proceeds from Notes Payable	9,374	1,500
Repayments of Notes Payable	-	(302)
Repayments of Borrowings from Manager	(780)	-
Net cash provided by financing activities	8,594	1,198

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	2,889	(72)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	963	831

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,852	$759

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$106	$374
Real Estate Acquired Through Foreclosure	$14,263	$8,467

The accompanying notes are an integral part of these statements

IMH FINANCIAL CORPORATION
(formerly known as IMH Secured Loan Fund, LLC)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

NOTE 1- BUSINESS, BASIS OF PRESENTATION AND LIQUIDITY

IMH Financial Corporation, IFC or the Company, a corporation incorporated under the laws of the State of Delaware, was formed from the conversion of IMH Secured Loan Fund, LLC, or the Fund, a Delaware limited liability company, on June 18, 2010.  The conversion was effected following a consent solicitation process pursuant to which approval was obtained from a majority of the members of the Fund to effect a series of transactions referred to as the Conversion Transactions which involved (i) the conversion of the Fund from a Delaware limited liability company into a Delaware corporation named IMH Financial Corporation, and (ii) the acquisition by us of all of the outstanding shares of the manager of the Fund, Investors Mortgage Holdings Inc., or the Manager, as well as all of the outstanding membership interests of a related entity, IMH Holdings LLC, or Holdings, on June 18, 2010.

We are a real estate finance company based in the southwest United States with over 13 years of experience in various and diverse facets of the real estate lending and investment process, including origination, acquisition, underwriting, documentation, servicing, construction, enforcement, development, marketing and disposition. Our primary focus is on the acquisition and origination of high yield, short-term, senior secured commercial real estate mortgage loans principally to developers of residential and commercial real estate, a niche segment of the real estate market we believe is underserved by community, regional and national banks.

Basis of Presentation

The accompanying unaudited, condensed consolidated financial statements of IFC have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for a complete set of financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the results for the periods presented have been made. Operating results for the  three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2011. These condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended December 31, 2010.

The accompanying condensed consolidated financial statements include the accounts of IMH Financial Corporation and the following wholly-owned operating subsidiaries: Investor’s Mortgage Holdings, Inc., an Arizona corporation licensed as a mortgage banker by the state of Arizona, IMH Holdings, LLC, a Delaware limited liability corporation, and various other wholly owned subsidiaries established in connection with the acquisition of real estate either through foreclosure or purchase.  In addition, during the three months ended March 31, 2011, we formed a new wholly-owned subsidiary, INFINET Financial Group, LLC (Infinet), to undertake an exploratory business venture to capitalize on our extensive network of broker-dealer relationships.  It is anticipated that Infinet will itself become a licensed broker-dealer with the intent of creating a retail distribution network for various manufactured or third-party investment products. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

We have made a number of estimates and assumptions with respect to reporting of assets and liabilities and the disclosure of contingencies at the date of the condensed consolidated financial statements and the reported amounts of income and expenses during the reporting period, in accordance with GAAP.  Accordingly actual results could differ from those estimates.  Such estimates primarily include valuation allowance for loans held for sale, valuation estimates for real estate owned and accretable amount and timing of interest revenue for loans purchased at a discount.

Reclassifications

Certain 2010 amounts have been reclassified to conform to the 2011 financial statement presentation.

IMH FINANCIAL CORPORATION
(formerly known as IMH Secured Loan Fund, LLC)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

NOTE 1- BUSINESS, BASIS OF PRESENTATION AND LIQUIDITY - (continued)

Liquidity

As of March 31, 2011, our accumulated deficit aggregated $531.0 million primarily as a direct result of provisions for credit losses and impairment charges relating to the change in the fair value of the collateral securing our loan portfolio and the fair value of real estate owned assets primarily acquired through foreclosure in prior years as well as on-going net operating losses in recent periods. At March 31, 2011, we had cash and cash equivalents of $0.8 million and undisbursed loans-in-process and interest reserves funding totaling $9.1 million. As a result of the erosion of the U.S. and global credit markets, we continue to experience loan defaults and foreclosures on our mortgage loans.  In addition, we have found it necessary to modify certain loans, which modifications have resulted in extended maturities of two years or longer, and believe we may need to modify additional loans in an effort to, among other things, protect our collateral. As a result of these conditions, we are not currently generating sufficient cash flows to sustain operations. These factors raise substantial doubt about our ability to continue operating as a going concern.

Our liquidity plan includes obtaining additional financing, selling whole loans or participating interests in loans and selling certain of our real estate owned assets. As of March 31, 2011, our entire loan portfolio with carrying values of $114.3 million, net of the valuation allowance of $230.3 million, is held for sale. In addition, as of March 31, 2011, real estate owned (“REO”) projects with a carrying value totaling $39.8 million are being actively marketed for sale. During the three months ended March 31, 2011, we sold certain REO and experienced other recoveries of $0.8 million in cash.  We also received $3.0 million in loan paydowns during the three months ended March 31, 2011. Given the current state of the real estate and credit markets, we believe the realization of full recovery of the cost basis in our assets is unlikely to occur in a reasonable time frame and may not occur at all, and we may be required to liquidate portions of our assets for liquidity purposes at a price significantly below the initial cost basis or potentially below current carrying values, or to pursue other available alternatives to generate liquidity.

Also, during the three months ended March 31, 2011, we secured third-party financing from an existing lender for an additional $1.5 million for working capital needs. In addition, as described in Note 11, subsequent to March 31, 2011, we entered into a funding commitment letter with a private party lender to provide up to $50 million in senior convertible notes, subject to certain conditions, which, if it closes, we believe would provide us with sufficient capital to fund the next 12 months of operations. However, as of May 15, 2011, this potential loan has not been finalized or funded, and may not be finalized or funded at any time.

There is no assurance that we will be successful in selling real estate assets in a timely manner to sufficiently fund operations or obtaining additional financing, and if available, there are no assurances that the financing will be at commercially acceptable terms. Failure to address this liquidity issue within the timeframe permitted may have a material adverse effect on our business, results of operations and financial position. The accompanying consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES

Our significant accounting policies are disclosed in our previously filed Annual Report on Form 10-K for the fiscal year ended December 31, 2010.  During the three months ended March 31, 2011, there have been no material changes in our significant accounting policies.

Recent Accounting Pronouncements

Changes to accounting principles generally accepted in the United States of America (U.S. GAAP) are established by the Financial Accounting Standards Board (FASB) in the form of accounting standards updates (ASUs) to the FASB’s Accounting Standards Codification.

IMH FINANCIAL CORPORATION
(formerly known as IMH Secured Loan Fund, LLC)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES – continued

We consider the applicability and impact of all ASUs. ASUs not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on our consolidated financial position and results of operations.

In January 2011, the FASB issued ASU 2011-01, "Receivables (Topic 310) _ Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20," temporarily deferred the effective date for disclosures related to troubled debt restructurings to coincide with the effective date of a ASU 2011-02, which is effective for periods ending after June 15, 2011.

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

NOTE 3 – MORTGAGE LOANS, LOAN PARTICIPATIONS AND LOAN SALES

Lien Priority

Historically, all mortgage loans have been collateralized by first deeds of trust (mortgages) on real property and generally include a personal guarantee by the principals of the borrower (which at the time of any claim we may make may or may not have the contemplated value), and often times, the loans are secured by additional collateral. However, as of March 31, 2011, there were outstanding third-party loans totaling $21.4 million secured by a portion of our collateral that were superior to our lien position on two of our loans with outstanding principal balances totaling $120.8 million. The subordination for one loan in the amount of $17.9 million was granted in order to provide liquidity to the borrower to complete the construction of the project, an obligation for which we had been responsible under the original loan terms, and to provide for paydowns to us. Under the terms of the subordination agreement, we may purchase or pay off the loan to the third-party lender at par. The superior liens for the second loan totaled $3.5 million and were made in order to satisfy a financial obligation to a utility company in relation to the development of the collateral, and to bring the interest payments current on other liens. However, we entered into intercreditor agreements with these lenders which stipulate that they must notify us of any loan default or foreclosure proceedings, and we have the right, but not the obligation, to cure any event of default or to purchase the liens. These liens are collateralized by 11 of the 55 parcels that comprise the collateral for this loan. While subordinations of our first lien positions are not expected to be a common occurrence in the future, we may find it necessary to do so in an effort to maximize the opportunity for recovery of our investment.

As we have done historically, we will acquire almost exclusively first mortgages and trust deeds unless a second mortgage on a different property is offered as additional credit support. Even in those cases, we will not advance funds solely in respect of a second mortgage. However, we may accept any reasonable financing terms or make additional acquisitions we deem to be in our interest.

Geographic Diversification

As of December 31, 2010 and March 31, 2011, respectively, the geographical concentration of our principal loan balances by state, were as follows (in thousands, except percentages and unit total):

IMH FINANCIAL CORPORATION
(formerly known as IMH Secured Loan Fund, LLC)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

NOTE 3 – MORTGAGE LOANS, LOAN PARTICIPATIONS AND LOAN SALES – (continued)

	December 31, 2010					March 31, 2011
	Oustanding	Valuation	Net Carrying			Oustanding	Valuation	Net Carrying
	Principal	Allowance	Amount	Percent	#	Principal	Allowance	Amount	Percent	#
Arizona	$231,853	$(148,451)	$83,402	67.7%	17	$203,043	$(124,386)	$78,657	68.8%	16
California	155,474	(127,881)	27,593	22.4%	17	115,762	(90,133)	25,629	22.4%	16
New Mexico	5,251	(2,127)	3,124	2.5%	2	1,062	(43)	1,019	0.9%	1
Idaho	17,306	(15,681)	1,625	1.3%	1	17,306	(15,724)	1,582	1.4%	1
Utah	7,456	-	7,456	6.1%	1	7,406	-	7,406	6.5%	1
Total	$417,340	$(294,140)	$123,200	100.0%	38	$344,579	$(230,286)	$114,293	100.0%	35

Loan Interest Rates

We invest in both fixed and variable interest rate loans. As of March 31, 2011, we held 35 loans, 16 of which were variable rate loans and 19 of which were fixed rate loans. Twenty-seven of these loans are non-performing loans for financial reporting purposes (although not all such loans are necessarily in technical default under the loan terms) and we are actively pursuing enforcement on the loans as well as judgments against personal guarantors of such loans, when applicable.

•
Fixed Interest Rate Loans.  At March 31, 2011, fixed interest rate loans accounted for 55.8% of the total outstanding principal of our commercial mortgage loans and the average weighted interest rate on these loans was 9.39% per annum.

•
Variable Interest Rate Loans.  All variable interest rate loans are indexed to the Wall Street Journal Prime Interest Rate, or Prime, all of which are subject to interest rate floors and none of which are subject to interest rate ceilings. At March 31, 2011, the weighted average interest rate on our variable interest rate loans, which accounted for 44.2% of the outstanding principal amount in our portfolio of commercial mortgage loans, was 13.32% per annum.  As of December 31, 2010 and March 31, 2011, the weighted average contractual interest rates on our variable rate loans (including loans in non-accrual status) was Prime plus 9.85% and Prime plus 10.07%, respectively. The Prime rate was 3.25% per annum at December 31, 2010 and March 31, 2011.

While a substantial portion of our portfolio loans are in default or non-accrual status, a summary of our outstanding principal balances on our portfolio loans (including non-accrual loans), net of the allowance for credit loss and valuation allowance, as of December 31, 2010 and March 31, 2011, respectively, is provided by the contractual loan terms for fixed and variable interest rate loans as follows (in thousands, except percentages and unit total):

IMH FINANCIAL CORPORATION
(formerly known as IMH Secured Loan Fund, LLC)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

NOTE 3 – MORTGAGE LOANS, LOAN PARTICIPATIONS AND LOAN SALES – (continued)

	December 31, 2010			March 31, 2011
	Fixed	Variable	Total	Fixed	Variable	Total
	Rate	Rate	Loan	Rate	Rate	Loan
	Loans	Loans	Portfolio	Loans	Loans	Portfolio

Total Principal Outstanding	$225,204	$192,136	$417,340	$192,183	$152,396	$344,579
Less Valuation Allowance			(294,140)			(230,286)
Net Principal Outstanding			$123,200			$114,293
% Total Principal	54.0%	46.0%	100.0%	55.8%	44.2%	100.0%
Weighted Average Rate	9.51%	13.10%	11.16%	9.39%	13.32%	11.13%
Number of Loans	21	17	38	19	16	35
Average Principal Balance	$10,724	$11,302	$10,983	$10,115	$9,525	$9,845

As of March 31, 2011, the valuation allowance totaled $230.3 million, representing 66.8% of the total loan principal balances. As of December 31, 2010, the valuation allowance totaled $294.1 million, representing 70.5% of the total loan principal balances.

Loan Maturities and Loans in Default

The outstanding principal balances of our mortgage loans, net of the valuation allowance as of March 31, 2011, have scheduled maturity dates within the next several quarters, as follows:

March 31, 2011

Quarter	Amount	Percent	#
Matured	$209,992	60.9%	22
Q2 2011	1,201	0.3%	2
Q4 2011	36,358	10.6%	4
Q1 2012	3,019	0.9%	2
Q3 2012	93,373	27.1%	2
Q3 2013	434	0.1%	2
Q1 2014	202	0.1%	1
Total	344,579	100.0%	35

Less: Valuation Allowance	(230,286)

Net Carrying Value	$114,293

Loans in Default

Loans in default balances encompass both non-accrual loans and loans for which we are still accruing income, but are delinquent as to the payment of accrued interest or are past scheduled maturity. At March 31, 2011, 27 of our 35 loans with outstanding principal balances totaling $336.0 million were in default, of which 22 with outstanding principal balances totaling $210.0 million were past their respective scheduled maturity dates, and the remaining 5 loans were in default as a result of delinquency on outstanding interest payments or have been deemed non-performing based on value of the underlying collateral in relation to the respective carrying value of the loan. At December 31, 2010, 30 of our 38 loans with outstanding principal balances totaling $407.4 million were in default, of which 25 with outstanding principal balances totaling $280.3 million were past their respective scheduled maturity dates, and the remaining five loans were in default as a result of delinquency on outstanding interest payments or have been deemed non-performing based on value of the underlying collateral in relation to the respective carrying value of the loan. In light of current economic conditions and in the absence of a recovery of the credit markets, we believe that many, if not most, loans with scheduled maturities within one year will not be paid off at the scheduled maturity.

IMH FINANCIAL CORPORATION
(formerly known as IMH Secured Loan Fund, LLC)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

NOTE 3 – MORTGAGE LOANS, LOAN PARTICIPATIONS AND LOAN SALES – (continued)

During the three months ended March 31, 2011, we foreclosed on three loans with net carrying values of $7.9 million. We are currently exercising enforcement action which we believe could lead to foreclosure upon 21 of the 27 loans in default at March 31, 2011. With respect to the loans upon which we are exercising enforcement action, we expect to complete the foreclosure process on the majority of such loans over the next six to nine months depending on actions taken by the borrower in our enforcement.

As of March 31, 2011, five loans that are in non-accrual status relate to two borrowing groups that we believe are not in technical default under the loan terms. However, due to the value of the underlying collateral for these collateral dependent loans, we have deemed it appropriate to maintain these loans in non-accrual status. Subsequent to March 31, 2011, we sold the remaining loan in default to a third-party for $5.0 million, for which we provided financing of $3.25 million.

Of the principal balances in default as of March 31, 2011: approximately 19.1% of the total has been in default status since December 31, 2008; approximately 44.7% of the total has been in default status since March 31, 2009; approximately 12.2% of the total has been in default status since June 30, 2009; approximately 2.7% of the total has been in default status since September 30, 2009; approximately 17.2% of the total entered default status during the quarter ended December 31, 2009; approximately 3.0% have been in default since March 31, 2010; approximately 0.4% have been in default since June 30, 2010; approximately 0.5% have been in default since September 30, 2010; none entered default status during the quarter ended December 31, 2010 and approximately 0.2% have entered default status during the quarter ended March 31, 2011.

At March 31, 2011, all 27 loans in default were in non-accrual status. Total contractual interest due under the loans classified in non-accrual status was $14.7 million, of which $6.9 million is included in accrued interest receivable on the consolidated balance sheet and $7.8 million has not been recognized as income by us. Excluding loans whose maturity has not been reached as of March 31, 2011, loans in default were past their scheduled maturities between 182 and 1,094 days as of March 31, 2011.

The geographic concentration of loans in default, net of the valuation allowance, at March 31, 2011 and December 31, 2010 is as follows (in thousands, except percentages and unit total):

IMH FINANCIAL CORPORATION
(formerly known as IMH Secured Loan Fund, LLC)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

NOTE 3 – MORTGAGE LOANS, LOAN PARTICIPATIONS AND LOAN SALES – (continued)

	March 31, 2011
	Percent of						Non-Accrued
	Outstanding		Outstanding	Valuation	Net Carrying	Accrued	Note
	Principal	#	Principal	Allowance	Amount	Interest	Interest	Total
Arizona	59.3%	10	$199,205	$(124,385)	$74,820	$3,117	$2,824	$80,761
Idaho	5.1%	1	17,306	(15,724)	1,582	667	523	2,772
California	33.1%	14	111,062	(90,133)	20,929	3,110	4,301	28,340
New Mexico	0.3%	1	1,063	(43)	1,020	-	23	1,043
Utah	2.2%	1	7,406	-	7,406	-	176	7,582
	100.0%	27	$336,042	$(230,285)	$105,757	$6,894	$7,847	$120,498

	December 31, 2010
	Percent of						Non-Accrued
	Outstanding		Outstanding	Valuation	Net Carrying	Accrued	Note
	Principal	#	Principal	Allowance	Amount	Interest	Interest	Total
Arizona	55.8%	11	$227,167	$(148,246)	$78,921	$3,722	$12,069	$94,712
Idaho	4.2%	1	17,306	(15,681)	1,625	667	2,118	4,410
California	36.9%	15	150,248	(127,881)	22,367	3,129	19,914	45,410
New Mexico	1.3%	2	5,251	(2,127)	3,124	-	567	3,691
Utah	1.8%	1	7,456	-	7,456	-	502	7,958
	100.0%	30	$407,428	$(293,935)	$113,493	$7,518	$35,170	$156,181

The concentration of loans in default by loan classification as of March 31, 2011 and December 31, 2010 is as follows:

	March 31, 2011
	Percent of Outstanding Principal	#	Outstanding Principal	Valuation Allowance	Net Carrying Amount	Accrued Interest	Non- Accrued Note Interest	Total
Pre-entitled Land	35.3%	5	$118,645	$(103,585)	$15,060	$3,851	$4,026	$22,937
Entitled Land	34.2%	15	114,862	(94,849)	20,013	2,788	3,329	26,130
Construction	30.5%	7	102,535	(31,851)	70,684	255	492	71,431
	100.0%	27	$336,042	$(230,285)	$105,757	$6,894	$7,847	$120,498

	December 31, 2010
	Percent of Outstanding Principal	#	Outstanding Principal	Valuation Allowance	Net Carrying Amount	Accrued Interest	Non- Accrued Note Interest	Total
Pre-entitled Land	35.7%	6	$145,551	$(127,785)	$17,766	$4,462	$18,920	$41,148
Entitled Land	37.8%	16	153,889	(131,436)	22,453	2,801	15,866	41,120
Construction	26.5%	8	107,988	(34,714)	73,274	255	384	73,913
	100.0%	30	$407,428	$(293,935)	$113,493	$7,518	$35,170	$156,181

Of our portfolio loans in default at March 31, 2011, 50% of such loan principal balances related to residential end-use projects, 32% related to mixed-use projects and 18% related to commercial and industrial projects. Of our loans

IMH FINANCIAL CORPORATION
(formerly known as IMH Secured Loan Fund, LLC)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

NOTE 3 – MORTGAGE LOANS, LOAN PARTICIPATIONS AND LOAN SALES – (continued)

in default at December 31, 2010, 48% of the loan principal balances related to residential end-use projects, 35% related to mixed-use projects and 17% related to commercial and industrial projects. Other than as discussed in the foregoing paragraphs, the eight remaining performing loans in our portfolio, with principal balances totaling $8.5 million, were current as of March 31, 2011 relating to principal and interest payments.

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

The following table presents required disclosures under GAAP for loans that meet the definition for impaired loans:

	As of and Year	As of and 3 Mos.
	Ended December 31,	Ended March 31,
	2010	2011
	(in thousands)
Loans in Default - Impairment Status:
Impaired loans in default	$346,790	$276,980
Non-impaired loans in default	60,638	59,062
Total loans in default	$407,428	$336,042

Allowance for Credit Loss / Valuation Allowance on Impaired Loans
Impaired loans in default	$346,790	$276,980
Less: Allowance for credit loss / valuation allowance	(293,935)	(230,286)
Net carrying value of impaired loans	$52,855	$46,694

Average investment for impaired loans during period held	$337,057	$277,065

No interest income was recognized on a cash or accrual basis during the periods reflected in the preceding table that the loans were impaired.

IMH FINANCIAL CORPORATION
(formerly known as IMH Secured Loan Fund, LLC)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

NOTE 3 – MORTGAGE LOANS, LOAN PARTICIPATIONS AND LOAN SALES – (continued)

Valuation Allowance and Fair Value Measurement

Our valuation analysis processes and procedures are disclosed in our previously filed Annual Report on Form 10-K for the fiscal year ended December 31, 2010.  We perform a valuation analysis of our loans not less frequently than on a quarterly basis. Evaluating the collectability of a real estate loan is a matter of judgment. We evaluate our real estate loans for impairment on an individual loan basis, except for loans that are cross-collateralized within the same borrowing groups. For cross-collateralized loans within the same borrowing groups, we perform both an individual loan evaluation as well as a consolidated loan evaluation to assess our overall exposure to those loans. In addition to this analysis, we also complete an analysis of our loans as a whole to assess our exposure for loans made in various reporting periods and in terms of geographic diversity. The fact that a loan may be temporarily past due does not result in a presumption that the loan is impaired. Rather, we consider all relevant circumstances to determine if, and to the extent which, an allowance for credit losses or valuation allowance is required.

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

We assess the extent, reliability and quality of market participant inputs such as sales pricing, cost data, absorption, discount rates, and other assumptions, as well as the significance of such assumptions in deriving the valuation.  We generally employ one of five valuation approaches, or a combination of such approaches, in determining the fair value of the underlying collateral of each loan: the development approach, the income capitalization approach, the sales comparison approach, the cost approach, or the receipt of recent offers on specific properties. The valuation approach taken depends on several relevant factors.

As a result of the significant and on-going disruptions in the real estate market and volatility in real estate values, we engage independent third-party valuation firms and other consultants to assist with our analysis of fair value of the collateral supporting our loans.  These independent third-party valuation firms provide periodic complete valuation reports for the majority of our loans. In subsequent periods, we generally obtain a letter from the third-party valuation firms to determine whether there is a material diminution in the fair value indications from the previously reported values.

The following is a summary of the procedures performed in connection with our fair value analysis as of and for the three months ended March 31, 2011:

1.
We reviewed the status of each of our loans to ascertain the likelihood that we will collect all amounts due under the terms of the loans at maturity based on current real estate and credit market conditions.

2.
As of December 31, 2010, 74% of our outstanding loan portfolio was subjected to independent third-party valuation. For this population, we obtained a letter from our third-party valuation firm concluding there was no material diminution in the fair value indications as of March 31, 2011.  For the balance of the portfolio that was not subject to complete valuation at December 31, 2010, we engaged third-party valuation firms to perform valuations as of March 31, 2011.

IMH FINANCIAL CORPORATION
(formerly known as IMH Secured Loan Fund, LLC)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

NOTE 3 – MORTGAGE LOANS, LOAN PARTICIPATIONS AND LOAN SALES – (continued)

3.
For projects in which we have received a bona fide written third-party offer to buy our loan, or the borrower has received a bona fide written third-party offer to buy the related project, we generally utilized the offer amount in cases in which the offer exceeded the valuation conclusion reached by the independent valuation firms (unless the offer was representative of an actual transaction that is expected to close). Such offers are only considered if we deem the offer to be valid, reasonable and negotiable, and we believe the offeror has the financial wherewithal to execute the transaction. At March 31, 2011, we utilized an offer for only one loan based on the terms of the transaction which closed subsequent to March 31, 2011.

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

As of March 31, 2011 and December 31, 2010, the highest and best use for the majority of real estate collateral subject to third-party valuation was deemed to be held for investment and/or future development, rather than being subject to immediate development and/or sale. In determining fair value as of March 31, 2011, we utilized the “as is” sales comparable valuation methodology for 26 assets, the development approach for 6 assets, the income capitalization approach for 2 assets and we utilized offers received from third parties to estimate fair value for the remaining asset. In determining fair value as of December 31, 2010, we utilized the “as is” sales comparable valuation methodology for 28 assets, the development approach for 6 assets, the income capitalization approach for 2 assets and we utilized offers received from third parties to estimate fair value for the remaining 2 assets. We selected a fair value within a determinable range as provided by the valuation firm.

All of our loans were subject to valuation by independent third-party valuation firms and the majority of the valuation reports were delivered to us within 45 days of the reporting period. For the quarters ended December 31, 2010 and March 31, 2011, in the event of a change in circumstances from the prior period valuation, we updated our assessment of certain loans and obtained certain updated valuations as a result of the change in circumstances. Additionally, we obtained updated third-party offers and considered other changes to the status of underlying collateral, as applicable.

March 31, 2011 Selection of Single Best Estimate of Value for Loans

IMH FINANCIAL CORPORATION
(formerly known as IMH Secured Loan Fund, LLC)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

NOTE 3 – MORTGAGE LOANS, LOAN PARTICIPATIONS AND LOAN SALES – (continued)

As previously described, we obtained valuation reports or letters from our third-party valuation firm concluding there was no material diminution in the fair value indications as of March 31, 2011 reported for the properties valued at December 31, 2010 for the underlying collateral of each of our loans in 2010.  In addition, we obtained complete valuations as of March 31, 2011 for properties not subject to complete valuation at December 31, 2010. Because all of our loans are collateral dependent, each loan’s impairment amount is based on the fair value of its underlying collateral less cost to sell. The valuation reports generally provide a range of values for the collateral valued rather than a single point estimate because of variances in the potential value indicated from the available sources of market participant information. The selection of a value from within a range of values depends upon specific market conditions for each property valued and its stage of entitlement or development. In addition to third-party valuation reports, we utilized recently received bona fide purchase offers from independent third-party market participants that were higher than the high-end of the third-party specialist’s range of values. In selecting the single best estimate of value, we considered the information in the valuation reports, credible purchase offers received, as well as multiple observable and unobservable inputs as described below.

In considering the single best estimate of value for the March 31, 2011 and December 31, 2010 valuation analysis, we determined that, in our judgment, the updated market participant information, on-going volatility of real estate values, market transactions made under duress and other economic data points continue to provide uncertainty with respect to available market participant data.

In conducting the March 31, 2011 and December 31, 2010 valuations, the third-party valuation specialist’s data and the research performed were influenced by transactions which appeared to reflect on-going pricing executed under conditions of duress and economic uncertainty.  Nevertheless, the pricing in such transactions does not appear to be improving in the short-term and therefore such pricing is reflective of current market values by market participants.  The updated information and our analysis of the collateral indicated an on-going deterioration in market conditions and corresponding decrease in real estate values. The extended recession has reduced the number and credit quality of potential buyers for new homes and increased the likelihood that additional supply may flood the market in the form of foreclosures.  Also, while interest rates remain low which provides a basis for growth, the purchase money financing remains difficult to secure and economic conditions have continued to deteriorate.  As such, new housing demand is expected to remain weak over the short-term and will likely not begin to increase until the economy strengthens and the housing market shows signs of recovery.

As a result of these ongoing challenges related to the residential marketplace, we believe the likely buyer of such real estate would tend to be investors seeking to acquire lots at heavily discounted prices, with the intent of holding such property for an intermediate to long-term period, speculating on the rebound of the housing market and eventual need for newly developed communities.  Such indicators were reflected in the third-party valuation reports obtained as of December 31, 2010, several of which resulted in significantly decreased values from the previous range of values provided. For the loans subject to current valuation as of March 31, 2011, there are slight declines from the values utilized at December 31, 2010.

A summary of selected real estate and general economy-related published market participant observations which influenced management’s current assessment of market status and trends follows:

•
According to a Bloomberg news article in March 2011, US home builders’ confidence improved only slightly to 17 by March 2011, up from 16 in January. The National Association of Home Builders Market Index is a seasonally-adjusted index based on a monthly survey of home builders of single-family detached home and is comprised of three survey components: present sales, six month sales expectations and traffic of prospective buyers. The index results range between one and 100, with one being the worst and 100 being the best. An index level of 50 indicates that home builders view sales conditions as equally good as poor.

IMH FINANCIAL CORPORATION
(formerly known as IMH Secured Loan Fund, LLC)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

NOTE 3 – MORTGAGE LOANS, LOAN PARTICIPATIONS AND LOAN SALES – (continued)

•
According to the press release regarding the Federal Reserve’s April 2011 meeting, investment in nonresidential structures is still weak and the housing sector continues to be depressed. The Federal Reserve’s March 2011 report pointed to some modest signs of improvement that continue to surface. Prices of commercial real estate changed little, on balance, over September and October 2010, holding in the relative narrow range that had prevailed since the spring when the steep decline in these prices ended. While the economic recovery is on firmer footing than it was in January 2011, the housing sector continues to be depressed.

•
The International Monetary Fund (IMF) in April 2011 cut its US growth forecast for 2011 from 3.0 percent to 2.8 percent.  The IMF acknowledges that there is little recovery in the labor market and states “after shedding more than 8.5 million jobs in 2008 and 2009, the labor market has added just under 1.5 million jobs since the trough, barely sufficient to keep up with the growth of the working-age population”.

•
In a March 2011 Fightback.com article, which summarizes numerous government and industry reports on a periodic basis, it was stated that home prices were near post-bust lows, there has been a double digit dip in new home starts and it is anticipated that the market will remain at or near the bottom all year long.

•
According to Case-Shiller information as of March 22, 2011, it is anticipated that US home prices won’t bottom until 2012 as a result of persistently weak economic fundamentals – high unemployment, a large and growing supply of unsold homes, and tighter mortgage credit.

•
According to a Moody’s report published in April 2011, Commercial Real Estate (CRE) is down 4.9% from 12 months earlier and only 0.8% about its post-peak low set in August 2010.   The declined is a result of a large percentage of distressed sales that can impact pricing and make the index very volatile.

We believe the above observable inputs combined with others and management’s specific knowledge related to marketing activity surrounding the loan’s collateral have resulted in the movement of collateral valuation expectations to the lower end of the determinable range. This assessment has been further supported by our difficulties in selling various assets at their previous carrying values, despite our marketing efforts. Management’s confidence in the ability to sell existing assets as a price above the low end of the range has been further eroded by the offerors often re-negotiating the pricing of assets after completing their due diligence. As a result, in our judgment, for each of our loans not supported by recent bona fide independent third-party purchase offers or those assets which were supported by specific circumstances in using a basis other than the low end value, several economic indicators, market participant data and other third party sources referenced provide evidence that the breadth and depth of the real estate and economic downturn has continued to be wider and deeper than most predicted and accordingly management generally considered the low end of the range to be most representative of fair value, less cost to sell based on current market conditions at March 31, 2011.  In addition, management continues to monitor both macro and mirco-economic conditions through the date of filing of its quarterly financial statements to determine the impact of any significant changes that may have a material impact on the fair value of our loans or related collateral.

For the valuation ranges on the underlying loan collateral for the 35 loans as of March 31, 2011, we used the high end of the third-party valuation range for eight assets whose locations were geographically desirable and supported by recent comparable transactions, and the mid-point value for three assets in determining impairment losses based on the entitlement status and quality of the collateral and financial strength of the related borrowers. Due to the uncertainty in market conditions noted above, we utilized the low end value for 23 assets whose geographic location, entitlement status and long-term development plan made such assets, in management’s opinion, less desirable and marketable to market participants. For the remaining loan, our estimate of fair value was based on an actual transaction with an independent third-party market participant to sell the loan which closed subsequent to March 31, 2011.

IMH FINANCIAL CORPORATION
(formerly known as IMH Secured Loan Fund, LLC)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

NOTE 3 – MORTGAGE LOANS, LOAN PARTICIPATIONS AND LOAN SALES – (continued)

Based on the results of our evaluation and analysis, we believe there was little overall change in the value or status of our portfolio during the three months ended March 31, 2011. Accordingly, we recorded no provision for credit loss of for the three months ended March 31, 2011 or 2010. As of March 31, 2011, the valuation allowance totaled $230.3 million, representing 66.8% of the total outstanding loan principal balances. As of December, 2010, the allowance for credit loss totaled $294.1 million (all of which related to mortgage loans held for sale), representing 70.5% of the total loan portfolio principal balances The change in the allowance is attributed to the transfer of the allowance associated with loans on which we foreclosed during the period. With the existing valuation allowance recorded as of March 31, 2011, we believe that, as of that date, the fair value of the underlying collateral of our loans is adequate in relation to the net carrying value of loan principal and accrued interest and that no additional valuation allowance is considered necessary.

While the above results reflect management’s assessment of fair value as of March 31, 2011 and December 31, 2010 based on currently available data, we will continue to evaluate our loans in the remaining quarters of 2011 and beyond to determine the adequacy and appropriateness of the valuation allowance and to update our loan-to-value ratios. Depending on market conditions, such updates may yield materially different values and potentially increase or decrease the valuation allowance.

A roll-forward of the valuation allowance as of March 31, 2011 is as follows (in thousands):

March 31,
2011
Balance at beginning of period	$294,140

Net charge offs	(63,854)
Balance at end of period	$230,286

The balance reflected in net charge offs pertains to the portion of the carrying value charged off to the valuation allowance when transferred to real estate acquired through foreclosure on our consolidated balance sheets.

Loan charge offs generally occur under one of two scenarios, including (i) the foreclosure of a loan and transfer of the related collateral to REO status, or (ii) we elect to accept a loan payoff at less than the contractual amount due. Under either scenario, the loan charge off is generally recorded through the valuation allowance.

The amount of the loan charge off is equal to the difference between the contractual amounts due under the loan and the fair value of the collateral acquired through foreclosure, net of selling costs. Generally, the loan charge off amount is equal to the loan’s valuation allowance. At the time of foreclosure, the contractual value less the related valuation allowance is compared with the estimated fair value, less costs to sell, on the foreclosure date and the difference, if any, is included in the provision for credit losses (recovery) in the consolidated statement of operations. The valuation allowance is netted against the gross carrying value of the loan, and the net balance is recorded as the new basis in the REO assets. Once in a REO status, the asset is evaluated for impairment based on the applicable accounting criteria.

IMH FINANCIAL CORPORATION
(formerly known as IMH Secured Loan Fund, LLC)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

NOTE 3 – MORTGAGE LOANS, LOAN PARTICIPATIONS AND LOAN SALES – (continued)

Valuation Categories

Except for mortgage loans which are measured at fair value on a non-recurring basis for purposes of determining valuation with respect to our valuation allowance, none of our other assets or liabilities is measured at fair value on a recurring or non-recurring basis. The following table presents the categories for which net mortgage loans are measured at fair value based upon the lowest level of significant input to the valuations as of December 31, 2010 and March 31, 2011, respectively (in thousands):

	December 31, 2010			March 31, 2011
	Significant			Significant
	Other	Significant		Other	Significant
	Observable	Unobservable		Observable	Unobservable
	Inputs	Inputs		Inputs	Inputs
	(Level 2)	(Level 3)	Total	(Level 2)	(Level 3)	Total
Description:
Net Mortgage Loans:
Pre-entitled Land:
Held for Investment	$-	$1,405	$1,405	$-	$1,381	$1,381
Processing Entitlements	-	16,363	16,363	-	13,679	13,679
	-	17,768	17,768	-	15,060	15,060
Entitled Land:
Held for Investment	-	6,425	6,425	-	4,291	4,291
Infrastructure under Construction	-	11,612	11,612	-	11,452	11,452
Improved and Held for Vertical Construction	-	5,549	5,549	-	5,471	5,471
	-	23,586	23,586	-	21,214	21,214
Construction & Existing Structures:
New Structure - Construction in-process	964	15,550	16,514	-	15,292	15,292
Existing Structure Held for Investment	3,737	4,480	8,217	4,755	2,635	7,390
Existing Structure - Improvements	-	57,115	57,115	-	55,337	55,337
	4,701	77,145	81,846	4,755	73,264	78,019
Total	$4,701	$118,499	$123,200	$4,755	$109,538	$114,293

Note: There are no mortgage loans that were measured at fair value using Level 1 inputs.

The table presented below summarizes the change in balance sheet carrying values associated with the mortgage loans measured using significant unobservable inputs (Level 3) during the three months ended March 31, 2011(in thousands):

Mortgage
Loans, net

Balances, December 31, 2010	$118,499

Mortgage Loan Fundings	735
Mortgage Loan Repayments	(3,018)
Transfers to REO	(6,678)

Balances, March 31, 2011	$109,538

IMH FINANCIAL CORPORATION
(formerly known as IMH Secured Loan Fund, LLC)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

NOTE 3 – MORTGAGE LOANS, LOAN PARTICIPATIONS AND LOAN SALES – (continued)

Concentration by Category based on Collateral Development Status

We have historically classified loans into categories for purposes of identifying and managing loan concentrations. As of December 31, 2010 and March 31, 2011, respectively, loan principal balances by concentration category follows:

	December 31, 2010			March 31, 2011
	(in thousands, except for percentage and unit data)
	Amount	%	#	Amount	%	#
Pre-entitled Land:
Held for Investment	$6,100	1.5%	1	$6,100	1.8%	1
Processing Entitlements	139,452	33.3%	5	112,545	32.7%	4
	145,552	34.8%	6	118,645	34.5%	5
Entitled Land:
Held for Investment	73,462	17.6%	13	34,232	9.9%	12
Infrastructure under Construction	55,532	13.3%	3	55,714	16.2%	3
Improved and Held for Vertical Construction	26,096	6.3%	2	26,117	7.6%	2
	155,090	37.2%	18	116,063	33.7%	17
Construction & Existing Structures:
New Structure - Construction in-process	46,808	11.2%	7	45,673	13.2%	6
Existing Structure Held for Investment	12,775	3.1%	5	8,861	2.6%	5
Existing Structure - Improvements	57,115	13.7%	2	55,337	16.0%	2
	116,698	28.0%	14	109,871	31.8%	13
Total	417,340	100.0%	38	344,579	100.0%	35

Less: Valuation Allowance	(294,140)			(230,286)
Net Carrying Value	$123,200			$114,293

Unless loans are modified and additional loan amounts advanced to allow a borrower’s project to progress to the next phase of the project’s development, the classifications of our loans generally do not change during the loan term. Thus, in the absence of funding new loans, we generally do not expect material changes between loan categories with the exception of changes resulting from foreclosures. Nevertheless, in several cases, our borrowers have slowed or halted the level of development from what was originally anticipated as a result of the material macroeconomic events in the real estate and credit markets. Risks relative to this lack of development include the possibility of losing entitlements previously secured, the inability to secure take-out financing, increased carrying costs, as well as the uncertainty of the recovery of the real estate markets generally, all of which have led to loan defaults by most of our borrowers. We expect loan defaults to continue and we believe such defaults may ultimately lead to the foreclosure of such loans.

We classify loans into categories based on the underlying collateral’s projected end-use for purposes of identifying and managing loan concentrations and associated risks. As of December 31, 2010 and March 31, 2011, respectively, outstanding principal loan balances by expected end-use of the underlying collateral, were as follows:

IMH FINANCIAL CORPORATION
(formerly known as IMH Secured Loan Fund, LLC)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

NOTE 3 – MORTGAGE LOANS, LOAN PARTICIPATIONS AND LOAN SALES – (continued)

	December 31, 2010			March 31, 2011
	(in thousands, except for percentage and unit data)
	Amount	%	#	Amount	%	#

Residential	$204,013	48.8%	28	$176,231	51.1%	27
Mixed Use	146,376	35.1%	3	107,089	31.1%	2
Commercial	65,888	15.8%	6	60,196	17.5%	5
Industrial	1,063	0.3%	1	1,063	0.3%	1
Total	417,340	100.0%	38	344,579	100.0%	35

Less: Valuation Allowance	(294,140)			(230,286)
Net Carrying Value	$123,200			$114,293

With our suspension of the funding of new loans, the concentration of loans by type of collateral and end-use is expected to remain consistent within our current portfolio. As of December 31, 2010 and March 31, 2011, respectively, the concentration of loans by type of collateral and end-use was relatively consistent over these periods. Changes in classifications are primarily a result of foreclosures of certain loans.

We intend to continue the process of disposing of a significant portion of our existing assets, individually or in bulk, and to utilize the net proceeds for operating purposes or, to the extent excess funds are available, to reinvest the net proceeds from such dispositions and the net proceeds from any  initial public offering we may successfully undertake in our target assets. These target assets consist of interim loans, or other short term financings, that are used to pay off construction or commercial property loans, whole commercial real estate mortgage loans and participating interests in performing commercial real estate mortgage loans. Accordingly, we intend to introduce additional loan types as a further means of classifying our loans.

We estimate that, as of March 31, 2011, approximately 59% of the allowance for credit loss is attributable to residential-related projects, 40% to mixed use projects and the balance to commercial and industrial projects. At December 31, 2010, approximately 54% of the allowance for credit loss was attributable to residential-related projects, 44% to mixed use projects and the balance to commercial and industrial projects.

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

IMH FINANCIAL CORPORATION
(formerly known as IMH Secured Loan Fund, LLC)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

NOTE 3 – MORTGAGE LOANS, LOAN PARTICIPATIONS AND LOAN SALES – (continued)

As of March 31, 2011 and December 31, 2010, there was one borrower whose outstanding principal totaled $69.1 million which was approximately 20.1% and 16.6%, respectively, of our total mortgage loan principal balance outstanding and is classified as pre-entitled land processing entitlements. In addition, there was one borrowing group whose aggregate outstanding principal aggregated $93.4 million and $94.7 million, respectively, representing approximately 27.1% and 22.7%, respectively, of our total mortgage loan principal balance outstanding at March 31, 2011 and December 31, 2010, respectively, which consisted of a $51.7 million loan classified as construction and existing structures  improvements and a $41.7 million loan classified as entitled land infrastructure under construction. Finally, there was an additional borrowing group whose outstanding principal aggregated $42.6 million, representing 12.4% and 10.2%, respectively, of our total mortgage loan principal balance outstanding at March 31, 2011 and December 31, 2010, respectively, which consisted of eight loans classified as pre-entitled or entitled land.  Each of these loans was in non-accrual status as of March 31, 2011 and December 31, 2010 due to the entitled land and the shortfall in the combined current fair value of the underlying collateral for such loans.  Accordingly, we recognized no mortgage interest income for these loans during the three months ended March 31, 2011. However, two other loans from one borrower group, which have principal balances totaling $1.2 million at March 31, 2011, accounted for approximately 12.0% of total mortgage loan income during the three months ended March 31, 2011. Additionally, three other loans with outstanding principal balances of $12.1 million at March 31, 2011, accounted for approximately 58.5% of the total mortgage income during the three months ended March 31, 2011.

NOTE 4 – REAL ESTATE HELD FOR DEVELOPMENT OR SALE

REO assets consist primarily of properties acquired as a result of foreclosure or purchase and are reported at the lower of cost or fair value, less estimated costs to sell the property. REO assets are reported as either held for development or held for sale, depending on whether we plan to develop such assets prior to selling them or instead sell them immediately.

Effective March 2011, in connection with the resignation of our previous asset management consultants, we entered into an asset management agreement with New World Realty Advisors, or NWRA, to provide a diagnostic review of us; a review of our existing REO assets and loan portfolio; development and implementation of specific workout strategies, as well as the development and implementation of a plan for originating, analyzing and closing new investment transactions; and upon stabilization of legacy assets and a period of growth, NWRA is also to provide an assessment of our capital market alternatives.  Fees under this agreement include a non-contingent monthly fee of $125,000 and a success fee component, plus out-of-pocket expenses. Success fees include capital advisory fee and associated right of first offer to provide advisory services (subject to separate agreement), a development fee and associated right of first offer to serve as developer (subject to separate agreement), an origination fee equal to 1% of the total amount or gross purchase price of any loans made or asset acquired identified or underwritten by NWRA, and a legacy asset performance fee equal to 10% of the positive difference between realized gross recovery value and 110% of the December 31, 2010 carrying value, calculated on a per REO or loan basis.  No offsets between positive and negative differences are allowed. The contract is subject to termination under certain conditions. Otherwise, the agreement shall remain in effect for four years. Thereafter, this agreement can only be terminated by an affirmative super majority vote of the board of directors and with 60-day written notice.  If not terminated, the agreement may be extended for an additional three years.

During the three months ended March 31, 2011, NWRA earned $0.1 million under this arrangement, which is included in professional fees in the consolidated statement of operations.  Amounts paid to our prior asset management consultants during the three months ended March 31, 2011 and 2010 totaled $ 0.3 million and $0.1 million, respectively, which is included in professional fees in the accompanying consolidated statement of operations.

Real estate owned assets consists of the following at December 31, 2010 and March 31, 2011, respectively (in thousands, except for unit data),

IMH FINANCIAL CORPORATION
(formerly known as IMH Secured Loan Fund, LLC)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

NOTE 4 – REAL ESTATE HELD FOR DEVELOPMENT OR SALE - continued

	December 31, 2010				March 31, 2011
	Held For Development		Held for Sale		Held For Development		Held for Sale
	# of	Aggregate Net	# of	Aggregate Net	# of	Aggregate Net	# of	Aggregate Net
State	Projects	Carrying Value	Projects	Carrying Value	Projects	Carrying Value	Projects	Carrying Value
California	3	$8,813	1	$1,033	3	$8,813	2	$3,415
Texas	2	27,308	4	9,741	2	27,110	4	9,758
Arizona	8	16,996	17	14,082	8	16,628	18	17,278
Minnesota	2	4,525	-	-	2	4,525	-	-
Nevada	-	-	1	2,848	-	-	1	2,830
New Mexico	-	-	-	-	-	-	1	2,354
Idaho	-	-	1	4,126	-	-	1	4,126
Total	15	$57,642	24	$31,830	15	$57,076	27	$39,761

At December 31, 2010, we held total REO assets of $89.5 million, of which $57.7 million was held for development and $31.8 million was held for sale.  During the year ended December 31, 2010, we sold certain REO assets for $4.7 million resulting in a loss on disposal of real estate of $1.2 million. At March 31, 2011, we held total REO assets of $96.8 million of which $57.1 million was held for development and $39.8 million was held for sale. During the three months ended March 31, 2011, we foreclosed on three loans and took title to the underlying collateral with net carrying values totaling $7.9 million as of March 31, 2011.

Costs related to the development or improvements of the REO assets are generally capitalized and costs relating to holding the assets are generally charged to expense. Cash outlays for capitalized development costs totaled $0.4 million and $0.8 million during the three months ended March 31, 2011 and 2010, respectively. In addition, costs and expenses related to operating, holding and maintaining such properties, which were expensed and included in operating expenses for real estate owned assets in the accompanying consolidated statement of operations, totaled approximately $1.7 million and $1.5 million for the three months ended March 31, 2011 and 2010, respectively.

During the three months ended March 31, 2011, we sold a certain REO asset for $0.2 million, resulting in a net gain on disposal of $0.1 million. The nature and extent of future costs for such properties depends on the level of development undertaken, the number of additional foreclosures and other factors. While our assets are generally available for sale, we continue to evaluate various alternatives for the ultimate disposition of these investments, including partial or complete development of the properties prior to sale or disposal of the properties on an as-is basis.

As of March 31, 2011, approximately 40% of our REO assets were originally projected for development of residential real estate, 24% was scheduled for mixed used real estate development and 36% was planned for commercial use. We are currently evaluating our use and disposition options with respect to these projects. The real estate held for sale consists of improved and unimproved residential lots, completed residential units and completed commercial properties located in Arizona, California, Idaho, Minnesota, Nevada, New Mexico and Texas.

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

IMH FINANCIAL CORPORATION
(formerly known as IMH Secured Loan Fund, LLC)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

NOTE 4 – REAL ESTATE HELD FOR DEVELOPMENT OR SALE - continued

REO assets that are classified as held for development are considered “held and used” and are evaluated for impairment when, based on various criteria set forth in applicable accounting guidance, circumstances indicate that the carrying amount exceeds the sum of the undiscounted net cash flows expected to result from the development and eventual disposition of the asset.  If an asset is considered impaired, an impairment loss is recognized for the difference between the asset’s carrying amount and its fair value, less cost to sell.  See Note 5 of our audited financial statements in our previously filed Annual Report on Form 10-K for the year ended December 31, 2010 for a detailed description of the summary of the procedures performed and assumptions utilized in connection with our impairment analysis of real estate owned assets as of and for the year ended December 31, 2010.

If we elect to change the disposition strategy for our real estate held for development, and such assets were deemed to be held for sale, we would likely record additional impairment charges, and the amounts could be significant.

During the year ended December 31, 2010, we recorded impairment charges of $46.9 million relating to the impairment in value of REO assets, deemed to be other than temporary impairment. The results of our December 31, 2010 valuation procedures were re-assessed in the first three months of 2011 to determine whether any additional impairment was warranted for the three months ended March 31, 2011. As a result of our analysis, no additional impairment charges were recorded during the three months ended March 31, 2011. As of December 31, 2010 and March 31, 2011, 93% of real estate owned assets were valued on an “as is” basis while 7% were valued on an “as developed” basis.

IMH FINANCIAL CORPORATION
(formerly known as IMH Secured Loan Fund, LLC)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

NOTE 5 – NOTES PAYABLE

A summary of notes payable as of December 31, 2010 and March 31, 2011 is as follows:

	December 31, 2010	March 31, 2011
	(in thousands)
$9.5 million note dated March 9, 2010 secured by commercial building with a carrying value of $20.7 million, assignment of rents, and tenant notes receivable with a principal balance of $1.6 million, bears annual interest at 12%, matures September 2011 (subject to six month extension)	$7,500	$7,500

$5.3 million note dated December 31, 2009, secured by residential lots, non-interest bearing (12% imputed interest), matures December 31, 2012, unamortized discount of $1.0 million at March 31, 2011	4,182	4,309

$3.6 million note payable to a bank dated February 1, 2010, secured by multifamily residential complex with a carrying value of $2.6 million and a note receivable with a principal balance of $3.7 million, bears annual interest at 12%, matures February 2012	2,862	2,587

$2.5 million line of credit payable to a bank (maximum facility reduced to $1.6 million in January 2011), dated June 30, 2010, secured by certain certificates of deposit, bears annual interest at 4.5%, matures May 2011	1,625	1,625

$1.5 million note payable to a bank dated January 13, 2011, secured by certain finished residential lots owned with a carrying value of $1.0 million and a note receivable with a principal balance of $41.7 million, bears annual interest at 12%, matures January 2012	-	1,500

$450,000 note payable dated May 1, 2009, unsecured but guaranteed by CEO, bearing annual interest of 8%, matures May 1, 2013	289	261

Totals	$16,458	$17,782

Interest expense for the three months ended March 31, 2010 and 2011 was $0.2 million and $0.8 million, respectively.

NOTE 6 – PROPERTY AND EQUIPMENT

Our property and equipment consisted of the following at December 31, 2010 and March 31, 2011 (in thousands):

	December 31,	March 31,
	2010	2011

Furniture and equipment	$1,122	$1,122
Leasehold improvements	645	645
Computer and communication equipment	1,146	1,145
Automobile and Other	61	61
Total	2,974	2,973
Less accumulated depreciation and amortization	(1,512)	(1,633)

Property and equipment, net of accumulated
depreciation and amortization	$1,462	$1,340

IMH FINANCIAL CORPORATION
(formerly known as IMH Secured Loan Fund, LLC)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

NOTE 6 – PROPERTY AND EQUIPMENT - continued

Depreciation and amortization expense on property and equipment was approximately $0.2 million for the period ended March 31, 2011 and none for the period ended March 31, 2010 as we did not acquire the property and equipment until the acquisition of the Manager on June 18, 2010.   Additionally, included in real estate held for development are certain operating properties with carrying values totaling $20.7 million. Depreciation expense taken for this property totaled $0.3 million and $0.4 million for the three months ended March 31, 2011 and 2010, respectively.

NOTE 7 – LEASE COMMITMENTS

We lease 28,238 square feet of office space in Scottsdale, Arizona which expires on June 19, 2017. The lease payments include the use of all of the tenant improvements and various computer related equipment. Rent expense was $0.2 million for the three months ended March 31, 2011, and is included in operating expenses in the accompanying consolidated statement of earnings.

As of March 31, 2011, future minimum lease payments under the lease agreement are as follows (in thousands):

Years ending	Amount
2011	551
2012	734
2013	741
2014	762
2015	762
Thereafter	1,112
Total	$4,662

IMH FINANCIAL CORPORATION
(formerly known as IMH Secured Loan Fund, LLC)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

NOTE 8 —EARNINGS PER SHARE

Earnings per share (EPS) is computed in accordance with applicable accounting guidance.  Shares of Common Stock, Class B Common Stock, Class C Common Stock and Class D Common Stock share proportionately in our earnings and losses. Earnings (loss) per share are calculated utilizing net earnings (loss) divided by the weighted average number of shares of Common Stock, Class B Common Stock, Class C Common Stock and Class D Common Stock outstanding. Weighted average common shares for the three months ended March 31, 2011and 2010 were computed by multiplying the actual weighted average member units outstanding for the respective period by the conversion factor.

IMH FINANCIAL CORPORATION
(formerly known as IMH Secured Loan Fund, LLC)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

NOTE 8 —EARNINGS PER SHARE - continued

	Three months ended March 31,
	2010	2011
Net Loss (in thousands)	$(2,852)	$(5,405)

Weighted Average Units Outstanding (rounded)	73,038	73,038
Conversion Factor	220.3419	220.3419

Weighted Average Common Shares Outstanding	16,093,487	16,093,487
Add: Weighted Average Common Shares for purchase of Manager		716,279

Weighted Average Common Shares Outstanding	16,093,487	16,809,766

Net Loss per Share	$(0.18)	$(0.32)

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Loans-In-Process

Undisbursed loans-in-process and interest reserves reflected on the accompanying consolidated balance sheets generally represent the unaccompanied portion of construction loans pending completion of additional construction, and interest reserves for all or part of the loans’ terms. As of December 31, 2010 and March 31, 2011, undisbursed loans-in-process and interest reserves balances were as follows:

IMH FINANCIAL CORPORATION
(formerly known as IMH Secured Loan Fund, LLC)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

NOTE 9 – COMMITMENTS AND CONTINGENCIES - continued

	December 31, 2010			March 31, 2011
	Loans Held	Loans Held		Loans Held	Loans Held
	to Maturity	for Sale	Total	to Maturity	for Sale	Total
Undispersed Loans-in-Process per
Note Agreement	$-	$56,094	$56,094	$-	$40,283	$40,283
Less: amounts not to be funded	-	(44,626)	(44,626)	-	(31,180)	(31,180)
Undispersed Loans-in-Process per
Financial Statements	$-	$11,468	$11,468	$-	$9,103	$9,103

A breakdown of loans-in-process expected to be funded is presented below (in thousands):

	December 31,	March 31,
Loans-in-Process Allocation:	2010	2011
Unfunded Interest Reserves	$6,034	$4,723
Construction/Operations Commitments	2,466	1,583
Reserve for Protective Advances	1,268	1,097
Real Estate Taxes	1,700	1,700
Total Loan-in-Process	$11,468	$9,103

While the contractual amount of unfunded loans-in-process and interest reserves totaled $56.1 million and $40.3 million at December 31, 2010 and March 31, 2011, respectively, we estimate that we will fund approximately $9.1 million subsequent to March 31, 2011. Of the $9.1 million expected to be funded, $4.7 million relates to unfunded interest reserves on a loan restructured in December 2009 (which is a non-cash commitment), $1.6 million relates to anticipated borrower construction or operating costs, $1.7 million relates to tax related reserves and $1.1 million relates to reserves for protective advances not required under the terms of the loan agreement but that we expect to fund to protect our interest in the asset. The difference of $31.2 million, which is not expected to be funded, relates to loans that are in default, loans that have been modified to lower the funding amount and loans whose funding is contingent on various project milestones, many of which have not been met as of the date of this report and which we expect will not be met given current economic conditions. Accordingly, these amounts are not reflected as funding obligations in the accompanying consolidated balance sheets. With available cash and cash equivalents of $0.8 million at March 31, 2011, scheduled loan payoffs, the suspension of member redemptions, the suspension of new loan request funding, debt financing secured for us, and other available sources of liquidity, including potential loan participations, loan sales or sales of REO assets, we expect to meet our obligation to fund these undisbursed amounts in the normal course of business. See Note 1 for discussion of our liquidity.

At December 31, 2010, of our 38 borrowers, two of our borrowers had established unfunded interest reserves, three borrowers had funded interest reserves and the remaining 33 of our borrowers were obligated to pay interest from their own alternative sources. At March 31, 2011, of our 35 borrowers, two of our borrowers had established unfunded interest reserves, two borrowers had funded interest reserves available and 31 of our borrowers were obligated to pay interest from their own alternative sources. As noted in the table above, we had $4.7 million of remaining interest reserves on two loans totaling $82.6 million at March 31, 2011.

During the three months ended March 31, 2011 and 2010, mortgage loan interest satisfied by the use of unfunded interest reserves were zero and $5,000 (1%) of total mortgage loan interest income for the periods, respectively.

During the three months ended March 31, 2011 and 2010, mortgage loan interest satisfied by the use of funded interest reserves were approximately $0.1 million (24.6%) and none for 2010 of total mortgage loan interest income for the periods, respectively.

IMH FINANCIAL CORPORATION
(formerly known as IMH Secured Loan Fund, LLC)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

NOTE 9 – COMMITMENTS AND CONTINGENCIES - continued

Legal Matters

We may be a party to litigation as the plaintiff or defendant in the ordinary course of business in connection with loans that go into default, or for other reasons, including, without limitation, potential claims or judicial actions relating to the Conversion Transactions. While various asserted and unasserted claims exist, resolution of these matters cannot be predicted with certainty at this time.

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

After we filed the initial Registration Statement on Form S-4 with the SEC on December 30, 2009, including the consent solicitation/prospectus relating to the Conversion Transactions, or the Form S-4, various disputes have arisen relating to the consent solicitation/prospectus and the proposed transactions contained therein.

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

An action was filed on June 14, 2010 by Fund members Ronald Tucek and Cliff Ratliff, as well as LGM Capital Partners, LLC (also known as The Committee to Protect IMH Secured Loan Fund, LLC) in the Delaware Court of Chancery against us and affiliated named individuals and entities. The June 14, 2010 lawsuit claims that fiduciary duties and the duty of disclosure owed to Fund members and to the Fund were breached because the Conversion Transactions were unfair to Fund members, constitute self-dealing and because the Form S-4 and/or information provided about the Form S-4 or Conversion Transactions were false and misleading. Plaintiffs unsuccessfully sought to enjoin the Conversion Transactions, have an independent advisor appointed on behalf of Fund members, remove the Manager and obtain access to contact information for Fund members and certain broker-dealers. We and our affiliated named individuals and entities dispute these claims and will defend vigorously against this action.

In July 2010, the parties in the four actions mentioned above filed various motions and/or briefs seeking competing forms of consolidation and/or coordination of the four actions. During a hearing on these motions on October 14, 2010, the parties in the respective actions agreed to consolidate the four actions for all purposes, subject to certain provisions with “respect to the unique individual count brought” by the Tucek plaintiffs. On October 25, 2010, the Delaware Court of Chancery granted the respective parties’ proposed “Order of Consolidation and Appointment of Co-lead Plaintiffs: Counsel and Co-Liaison Counsel,” which, among other things, consolidated the four actions, ordered that a consolidated complaint shall be filed within 45 days of October 25, 2010, followed by consolidated discovery and designated the plaintiffs’ counsel from the May 25, 2010 and June 17, 2010 lawsuits as co-lead counsel. The consolidated class action complaint was filed on December 17, 2010. Defendants’ filed a motion to dismiss on January 31, 2011.  The motion to dismiss has been fully briefed, but a hearing date has not yet been set.  The consolidated action is in its early stage and it is not possible to estimate at this time the range of exposure, if any, the consolidated action presents. However, we and our affiliated named individuals and entities dispute these claims and will defend vigorously against these actions.

IMH FINANCIAL CORPORATION
(formerly known as IMH Secured Loan Fund, LLC)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

NOTE 9 – COMMITMENTS AND CONTINGENCIES - continued

On December 29, 2010, an action was filed in the Superior Court of Arizona, Maricopa County by purported Fund members David Kurtz, David L. Kurtz, P.C., Lee Holland, William Kurtz, and Suzanne Sullivan against us, the Fund, the Manager, and affiliated named individuals. The plaintiffs make numerous allegations against the defendants, including allegations that fiduciary duties owed to Fund members and to the Fund were breached because the Conversion Transactions were unfair to Fund members, constitute self-dealing, and because the Form S-4 and/or information provided about the Form S-4 or Conversion Transactions were false and misleading. In addition, the plaintiffs allege that the Fund wrongfully rejected Kurtz’s books and records requests, defamed Kurtz, and wrongfully brought a civil action related to the Conversion Transactions. The plaintiffs seek the return of their original investments, damages for defamation and invasion of privacy, punitive damages, and their attorneys’ fees and costs.  Defendants’ filed a Motion to Stay this lawsuit in favor of the consolidated action pending in Delaware on February 28, 2011.  The Motion to Stay has been fully briefed, but a hearing date has not yet been set.  We dispute these allegations and will defend vigorously against these actions.

Regulatory Compliance

On June 8, 2010, we received notice from the SEC that we are the subject of a SEC investigation and received two document subpoenas. We have and continue to work cooperatively with the SEC in its investigation. The resolution of the SEC investigation is not determinable at this time.

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

NOTE 10 — SUBSEQUENT EVENTS

Commitment Letter to Enter into Loan Agreement

On April 20, 2011, we entered into a funding commitment letter with NWRA Ventures I, LLC, or NW Capital, with respect to a contemplated $50 million loan agreement, subject to certain terms and conditions. NW Capital is seeking to fund the loan on or about May 16, 2011, but no later than May 31, 2011, subject to a right of extension under certain circumstances. We can provide no assurance that the loan will close in a timely manner or at all. If funded, the loan is expected to mature one business day short of the fifth anniversary of the funding date in 2016 and is expected to bear interest at a rate of 17% per year. If the loan is funded the loan is convertible into shares of our Series A preferred stock and is subject to satisfaction of specified closing conditions, including the receipt of additional loan commitments, the absence of a material adverse effect, the satisfaction of certain conditions precedent and other conditions. If the loan is consummated NW Capital has agreed to fund at least 10%, or $5 million, of the loan amount with the balance of $45 million to come from third parties. We have agreed to pay NW Capital’s transaction expenses regardless of whether the loan closes, subject to certain limitations. Pursuant to the commitment letter, until May 9, 2011 (subject to extension until May 16, 2011), we may not initiate, solicit or engage any conversations regarding a similar or alternative transaction to the loan. If we fail to close the loan (or NW Capital fails to close the loan as a result of certain actions or inactions by us) or terminate the loan and enter into an alternate transaction within 12 months, we have agreed to pay a $5 million termination fee.

IMH FINANCIAL CORPORATION
(formerly known as IMH Secured Loan Fund, LLC)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

NOTE 10 — SUBSEQUENT EVENTS – continued

On April 20, 2011, we also announced that we planned to conduct a rights offering to existing stockholders to subscribe to up to $10 million aggregate principal amount of notes with similar economic and conversion terms as the NW Capital loan.  If the rights offering is not fully subscribed, NW Capital will have the option to purchase all of the notes not otherwise subscribed to by existing stockholders in the rights offering.

Please see our Form 8-K filed with the SEC on April 26, 2011, for additional information on the NW Capital transactions.

Resignation of Shane C. Albers as Chief Executive Officer, Chairman and Director, and Separation Agreement

In light of the elevated role NWRA will play in helping us manage our asset portfolio pursuant to the advisory services agreement discussed above, Shane C. Albers, our CEO and founder, has elected to resign as an officer and director of the Company and its various subsidiaries, subject to the funding of the prospective NW Capital transaction, and other conditions, including, without limitation, the sale of his stock in the Company to a third party, as set forth in the Separation Agreement and General Release (“Separation Agreement”) between Mr. Albers and the Company, dated as of April 20, 2011, and other agreements.

Certain material terms of the Separation Agreement are summarized in the Form 8-K filed with the SEC on April 26, 2011.

Item 2.                 Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our Management’s Discussion and Analysis of Financial Condition and Results of Operations and the audited financial statements and accompanying notes as of and for the year ended December 31, 2010 included in our previously filed Annual Report on Form 10-K (“Form 10-K”), and with the unaudited condensed consolidated financial statements and accompanying notes included in this Quarterly Report on Form 10-Q (“Form 10-Q”). Undue reliance should not be placed upon historical financial statements since they are not indicative of expected results of operations or financial condition for any future periods.

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

•
If our liquidity continues to dissipate and we are unable to meet our obligations, we may be forced to sell certain of our assets for a price at or below the current book value of the assets, which could result in a loss to us or we may seek other available alternative strategies; Despite management’s efforts, there is no assurance that we will be successful in selling real estate assets in a timely manner to sufficiently fund operations or obtaining additional financing, and if available, there are no assurances that the financing will be at commercially acceptable terms. Failure to address this liquidity issue within the timeframe permitted may have a further material adverse effect on our business, results of operations, and financial position. These conditions and circumstances raise substantial doubt as to our ability to continue operating as a going concern;

•
Upon any closing of the proposed NW Capital $50 million convertible debt transaction, which is not assured, NW Capital will have substantial approval rights over our business, and upon conversion of the loan, will control a substantial equity interest in us, and, accordingly, will have substantial influence over us, and may not necessarily act in the best interest of all stockholders.

•
Various disputes have arisen regarding the Conversion Transactions and we are a named defendant in three class-action proceedings and a separate suit initiated by two members of the Fund.  Additionally, the SEC has notified us that it is conducting an investigation related to us.  We cannot predict when or how these matters will be resolved and we could be subject to significant money damages and legal costs, which could further harm our business and results of operations;

•
We are subject to the risk that the economy and real estate and other markets will not improve in the near future, which could continue to harm our ability to sell or dispose of the assets we own and the ability of our borrowers to pay obligations under, or repay our commercial mortgage loans on maturity or obtain take-out financing in a timely manner, on reasonable terms, or at all, which would further harm our liquidity and operating results;

•
Real estate assets we may acquire in foreclosure or through other means are generally non-earning assets. In the event of foreclosure, we would also be responsible for the payment of past due property taxes, a liability not currently recorded, but reflected in our asset valuation, which approximates $7.1 million as of March 31, 2011.  Moreover, the ultimate disposition of such assets may not occur for an extended period of time or at prices we seek, which would further harm our liquidity;

•
As a commercial real estate mortgage lender, we are subject to a variety of external forces that could harm our operations and results, including, without limitation, fluctuations in interest rates, fluctuations in economic conditions (which are exacerbated by our limited geographic diversity), environmental risks, unforeseen statutory and regulatory changes, the cost of and ability to obtain insurance, risks related to developing and leasing of properties and the effect that regulators or bankruptcy courts could have on our operations and rights as a secured commercial real estate mortgage lender; and

•
Our commercial real estate mortgage loans, which are not guaranteed by any government agency, are risky and are not sold on any well established secondary market, and the underwriting standards that we previously utilized may not be sufficient to protect stockholders from our borrowers’ loan defaults or to ensure that sufficient collateral, including collateral pledged by guarantors, will exist to protect our stockholders from any such defaults in the context of the continued market stress currently applicable in the real estate sector.

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

Overview of the Business

We are a real estate finance company based in the southwest United States with over 13 years of experience in various and diverse facets of the real estate lending and investment process, including origination, acquisition, underwriting, documentation, servicing, construction, enforcement, development, marketing, and disposition. We have historically focused on the origination of senior short-term commercial bridge loans with maturities of 12 to 36 months.  However, to the extent we are able to generate excess liquidity from asset sales or from the issuance of debt or equity capital, we expect our primary future focus will be on the acquisition and origination of interim loans, or other short-term financings that are used to pay off construction or commercial or residential property loans and that are not reliant on the immediate availability of permanent take-out financing. In addition, we expect to target the acquisition or financing of whole commercial real estate mortgage loans, which may be performing, distressed or non-performing, and participating interests in performing commercial real estate mortgage loans. Our target transaction size is typically the maximum investment size of community banks, but below the minimum investment threshold of larger financial institutions.  However, these initiatives are dependent on our successful liquidating of assets or obtaining debt or equity financing to generate liquidity. Until such time, we do not anticipate having the liquidity available to make further investments.

We combine traditional credit analysis typically performed by banks, with advanced property valuation techniques used by developers, in order to produce a more comprehensive investment decision process. In addition to the property appraisal and underwriting process performed by traditional bank lenders, we build and stress test a property-specific valuation model for each real estate investment we make, based upon, among other factors, acquisition price, carrying cost, development time, potential cost and time overruns, absorption rate, existing and potential rental rates, existing and known planned competing properties, market trends and exit strategy. We test these assumptions with a combination of field inspections and local market analysis, as well as financial, physical, legal and environmental due diligence. Through this process, we have acquired or originated real estate assets as of March 31, 2011 with an original investment basis of $696.4 million and a current carrying value of $211.1 million consisting of commercial real estate mortgage loans with a carrying value of $114.3 million and owned property with a carrying value of $96.8 million. We believe the decline in the carrying value of our real estate assets is reflective of the deterioration of the commercial real estate lending market and the sustained decline in pricing of residential and commercial real estate in the last 24 months, together with the continuing downturn in the commercial real estate markets.

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

Since the consummation of the Conversion Transactions, the Manager is now internalized, the former executive officers and employees of the Manager are now our executive officers and employees and they have assumed the duties previously performed by the Manager, and we no longer pay management fees to the Manager. We are entitled to retain all management, origination fees, gains and basis points previously allocated to the Manager.

Formation of New Subsidiary

During the three months ended March 31, 2011, we formed a new wholly-owned subsidiary, INFINET Financial Group, LLC, or Infinet, to undertake an exploratory business venture to capitalize on our extensive network of broker-dealer relationships.  It is anticipated that Infinet will itself become a licensed broker-dealer with the intent of creating a retail distribution network for various manufactured or third-party investment products.

Recent Events

Commitment Letter to Enter into Loan Agreement

On April 20, 2011, we entered into a funding commitment letter with NWRA Ventures I, LLC, or NW Capital, with respect to a contemplated $50 million loan agreement, subject to certain terms and conditions. NW Capital is to seek to fund the loan on or about May 16, 2011, but no later than May 31, 2011, subject to certain rights of extension under certain circumstances. There is no assurance that the loan will close in a timely manner or at all. If funded the loan is expected to mature one business day short of the fifth anniversary of the funding date in 2016 and is expected to bear interest at a rate of 17% per year. If the loan closes, the loan is convertible into shares of our Series A preferred stock and is subject to satisfaction of specified closing conditions, including the receipt of additional loan commitments, the absence of a material adverse effect, the satisfaction of certain conditions precedent and other conditions. If the loan closes NW Capital has agreed to fund at least 10%, or $5 million, of the loan amount with the balance of $45 million to come from other parties. We have agreed to pay NW Capital’s transaction expenses regardless of whether the loan closes, subject to certain limitations. Pursuant to the commitment letter, until May 9, 2011 (subject to extension until May 16, 2011), we may not initiate, solicit or engage any conversations regarding a similar or alternative transaction to the loan. If we fail to close the loan (or NW Capital fails to close the loan as a result of certain actions or inactions by us) or terminate the loan and enter into an alternate transaction within 12 months, we have agreed to pay a $5 million termination fee.

On April 20, 2011, we also announced that we planned to conduct a rights offering to existing stockholders to subscribe to up to $10 million aggregate principal amount of notes with similar economic and conversion terms as the NW Capital loan.  If the rights offering is not fully subscribed, NW Capital will have the option to purchase all of the notes not otherwise subscribed to by existing stockholders in the rights offering.

Please see our Form 8-K filed with the SEC on April 26, 2011, for additional information on the NW Capital transactions.

Resignation of Shane C. Albers as Chief Executive Officer, Chairman and Director, and Separation Agreement

In light of the elevated role NWRA will play in helping us manage our asset portfolio pursuant to the advisory services agreement discussed above, Shane C. Albers, our CEO and founder, has elected to resign as an officer and director of the Company and its various subsidiaries, upon funding of the prospective NW Capital transaction, and other conditions, including, without limitation, the sale of his stock in the Company to a third party, as set forth in the Separation Agreement and General Release (“Separation Agreement”) between Mr. Albers and the Company, dated as of April 20, 2011 and other agreements.  Certain material terms of the Separation Agreement are summarized in the Form 8-K filed with the SEC on April 26, 2011.

Employment Agreements for Certain Executive Officers

A condition to closing and funding of the NW Capital loan is that Mr. Meris, the President, and Steve Darak, the chief financial officer of the Company, enter into employment agreements with us and with Infinet, which become effective only upon the funding and closing of the NW Capital loan.  Certain material terms of the employment agreements are summarized in the Form 8-K filed with the SEC on April 26, 2011.

Selected Financial Data

The following table presents select financial and operating data for the periods indicated. The summary financial data was derived from our audited and unaudited financial statements and other financial records. All dollar amounts are expressed in thousands, except share and per unit data.

	As of and for
	the Year Ended	As of and for the Three
	December 31,	Months Ended March 31,
	2010	2010	2011
Summary balance sheet items
Cash and cash equivalents	$831	$3,852	$759
Mortgage loan principal outstanding (2)	$417,340	$519,539	$344,579
Allowance for credit loss / valuation allowance	$(294,140)	$(321,968)	$(230,286)
Mortgage loans held for sale, net of valuation allowance(2)	$123,200	$197,571	$114,293
Real estate held for development, net	$57,642	$108,173	$57,076
Real estate held for sale, net	$31,830	$12,157	$39,761
Total assets	$229,935	$341,786	$227,394
Notes Payable	$16,458	$13,429	$17,782
Total liabilities	$28,572	$22,770	$31,436
Total stockholders' equity	$201,363	$319,016	$195,958

Summary income statement
Mortgage loan income	$1,454	$522	$353
Total revenue	$3,756	$1,008	$1,024
Operating expenses	$24,415	$3,860	$6,429
Provision for credit losses	$47,454	$-	$-
Impairment of real estate owned	$46,856	$-	$-
Total costs and expenses	$120,796	$3,860	$6,429
Net earnings (loss)	$(117,040)	$(2,852)	$(5,405)

Earnings/Distributions per share data
Net loss per share	$(7.05)	$(0.18)	$(0.32)
Net distributions per weighted average common share	$-	$-	$-

Loan related items
Note balances originated	$3,537	$-	$202,500
Number of notes originated	4	-	1
Average note balance originated	$884	N/A	$202,500
Number of loans outstanding	38	47	35
Average loan carrying value	$3,242	$4,204	$3,266
% of portfolio principal – fixed interest rate	54.0%	52.9%	55.8%
% of portfolio principal – variable interest rate	46.0%	47.1%	44.2%
Weighted average interest rate – all loans	11.16%	11.32%	11.13%
Principal balance % by state:
Arizona	67.7%	58.5%	68.8%
California	22.4%	32.1%	22.4%
Texas	0.0%	0.0%	0.0%
Idaho	1.3%	3.4%	1.4%
Other	8.6%	6.0%	7.4%
Total	100.0%	100.0%	100.0%

Credit Quality
Extension fees included in mortgage loan principal	$14,797	$18,225	$13,108
Interest payments over 30 days delinquent	$4,999	$7,559	$4,803
Principal balance of loans past scheduled maturity	$280,322	$323,933	$209,992
Carrying Value of loans in non accrual status	$113,493	$187,794	$105,757
Allowance for credit loss / valuation allowance	$(294,140)	$(321,968)	$(230,286)
Allowance for credit loss / valuation allowance as % of loan principal outstanding	70.5%	62.0%	66.8%
Charge-offs	$83,742	$8,460	$63,854

	Years Ending December 31,		March 31,
	2009	2010	2011
	(in thousands)
Average Balance Sheets*
Cash and cash equivalents	$7,719	$2,753	$783
Mortgage loan principal outstanding	584,551	497,870	368,833
Allowance for credit loss/ Valuation allowance	(306,712)	(326,187)	(251,571)
Mortgage loans, net	277,840	171,682	117,262
Real estate owned, net	79,292	105,754	94,382
Other assets	18,884	17,406	15,814
Total assets	$383,735	$297,596	$228,241

Total liabilities	9,517	23,861	30,481
Total stockholders' equity	374,218	273,735	197,760
Total liabilities and stockholders' equity	$383,735	$297,596	$228,241

* The average balance sheets were computed using the quarterly average balances during each fiscal period presented.

	Years Ending December 31,		March 31,
	2009	2010	2011
Analysis of Mortgage Loan Income by Loan Classification
Pre-entitled Land:
Held for Investment	$60	$-	$-
Processing Entitlements	6,977	86	10
Entitled Land:
Held for Investment	2,385	173	42
Infrastructure under Construction	2,163	326	12
Improved and Held for vertical Construction	1,384	-	-
Construction and Existing Structures:
New Structure - Construction in process	1,058	501	102
Existing Structure Held for Investment	1,201	38	37
Existing Structure- Improvements	6,111	330	150
Total Mortgage Loan Income	$21,339	$1,454	$353

	Years Ending December 31,		March 31,
	2009	2010	2011
Mortgage Loan Balances by Loan Classification**
Pre-entitled Land:
Held for Investment	$13,834	$6,100	$6,100
Processing Entitlements	185,608	139,452	112,546
Entitled Land:
Held for Investment	101,942	73,462	34,232
Infrastructure under Construction	69,839	55,532	55,714
Improved and Held for vertical Construction	47,227	26,096	26,117
Construction and Existing Structures:
New Structure - Construction in process	46,325	46,808	45,672
Existing Structure Held for Investment	23,640	12,775	8,861
Existing Structure- Improvements	56,033	57,115	55,337
Total Mortgage Loan Balances	$544,448	$417,340	$344,579
** These amounts are not averaged

	Years Ending December 31,		March 31,
	2009	2010	2011
Average Mortgage Loan Balances by Loan Classification***
Pre-entitled Land:
Held for Investment	$12,478	$12,773	$6,100
Processing Entitlements	193,261	175,364	125,998
Entitled Land:
Held for Investment	116,521	86,465	53,847
Infrastructure under Construction	66,399	64,437	55,623
Improved and Held for vertical Construction	47,909	40,336	26,107
Construction and Existing Structures:
New Structure - Construction in process	40,329	46,496	46,240
Existing Structure Held for Investment	26,394	14,613	10,818
Existing Structure- Improvements	81,260	57,384	56,226
Total Average Mortgage Loan Balances	$584,551	$497,868	$380,959

*** Amounts were computed using the quarterly average balances during each of the fiscal period presented
	Years Ending December 31,		March 31,
	2009	2010	2011
Average Interest Rate by Loan Classification****
Pre-entitled Land:
Held for Investment	10.8%	9.5%	9.5%
Processing Entitlements	9.6%	9.4%	9.4%
Entitled Land:
Held for Investment	12.4%	12.6%	12.6%
Infrastructure under Construction	11.0%	10.6%	10.6%
Improved and Held for vertical Construction	12.1%	12.3%	12.3%
Construction and Existing Structures:
New Structure - Construction in process	11.5%	10.4%	10.4%
Existing Structure Held for Investment	12.0%	12.1%	12.1%
Existing Structure- Improvements	12.4%	12.5%	12.5%
Total Overall Average Interest Rate	11.5%	11.4%	11.4%

****Average Interest Rate by Loan Classification were computed by taking an average balance over the trailing 5 quarters
	Years Ending December 31,		March 31,
Average Yield*****	2009	2010	2011
Pre-entitled Land:
Held for Investment	0.5%	0.0%	0.0%
Processing Entitlements	3.6%	0.0%	0.0%
Entitled Land:
Held for Investment	1.9%	0.2%	0.1%
Infrastructure under Construction	3.6%	0.5%	0.0%
Improved and Held for vertical Construction	2.9%	0.0%	0.0%
Construction and Existing Structures:
New Structure - Construction in process	2.7%	1.1%	0.2%
Existing Structure Held for Investment	4.6%	0.3%	0.3%
Existing Structure- Improvements	8.9%	0.6%	0.3%
Acutal before rounding fix Overall Average Yield	3.7%	0.3%	0.1%
Overall Average Yield	3.7%	0.3%	0.1%
***** Average Yield is computed using Mortgage Loan Income by Loan Classification as a percent of Average
Mortgage Loan Balances by Loan Classification
Note: Overall Average Yields have decreased due to loans being placed in non-accrual status

Return on Equity and Assets Ratio
Return on assets	(19.4)%	(22.0)%	(2.4)%
Return on equity	(19.9)%	(24.0)%	(2.7)%
Dividend payout ratio	(15.7)%	0.0%	0.0%
Equity to assets ratio	97.5%	92.0%	86.6%

(in Thousands)	As of and for the Year Ended December 31,				March 31,
	2007	2008	2009	2010	2011
Allocation of Allowance for Credit Loss / Valuation Allowance by Loan Classification
Pre-entitled Land:
Held for Investment	$-	$(3,242)	$(9,623)	$(4,695)	$(4,719)
Processing Entitlements	(1,900)	(122,266)	(134,742)	(123,090)	(98,867)
Entitled Land:
Held for Investment	-	(79,279)	(80,750)	(67,038)	(29,941)
Infrastructure under Construction	-	(24,863)	(39,441)	(43,920)	(44,262)
Improved and Held for Vertical Construction	-	(38,522)	(28,696)	(20,547)	(20,646)
Construction & Existing Structures:
New Structure - Construction in-process	-	(28,547)	(30,106)	(30,293)	(30,380)
Existing Structure Held for Investment	-	(2,954)	(7,070)	(4,558)	(1,472)
Existing Structure - Improvements	-	(637)	-	-	-
Allowance for Loan Loss/ Valuation Allowance	$(1,900)	$(300,310)	$(330,428)	$(294,141)	$(230,286)

Rollforward of Allowance for Credit Loss / Valuation Allowance by Loan Classifications

Balance at the beginning of period	$-	$(1,900)	$(300,310)	$(330,428)	$(294,140)

Additions to Allowance for Credit Loss / Valuation Allowance
Pre-entitled Land:
Held for Investment	$-	$(3,242)	$(6,381)	$(2,096)	$-
Processing Entitlements	(1,900)	(120,366)	(24,851)	(24,647)	-
Entitled Land:
Held for Investment	-	(79,279)	(9,851)	(7,279)	-
Infrastructure under Construction	-	(24,863)	(11,990)	(3,185)	-
Improved and Held for Vertical Construction	-	(38,522)	801	(629)	-
Construction & Existing Structures:
New Structure - Construction in-process	-	(26,137)	(3,218)	(7,736)	-
Existing Structure Held for Investment	-	(2,954)	(4,116)	(1,831)	-
Existing Structure - Improvements	-	(637)	(19,693)	(51)	-
Total provision for credit losses	$(1,900)	$(296,000)	$(79,299)	$(47,454)	$-

Charge-Offs:
Pre-entitled Land:
Held for Investment	$-	$-	$-	$7,024	$(24)
Processing Entitlements	-	-	12,375	36,300	24,223
Entitled Land:
Held for Investment	-	-	8,380	20,992	37,095
Infrastructure under Construction	-	-	(2,588)	(1,295)	(342)
Improved and Held for Vertical Construction	-	-	9,025	8,778	(99)
Construction & Existing Structures:
New Structure - Construction in-process	-	-	1,659	7,548	(86)
Existing Structure Held for Investment	-	-	-	4,344	3,087
Existing Structure - Improvements	-	-	20,330	51	-
Total charge-offs	$-	$-	$49,181	$83,742	$63,854
Recoveries - None
Total Recoveries	$-	$-	$-	$-	$-

Net Charge-offs	$-	$-	$49,181	$83,742	$63,854

Net Change in Allowance for Credit Loss / Valuation Allowance	$(1,900)	$(296,000)	$(30,118)	$36,288	$63,854
Other changes to Allowance for Credit Loss / Valuation Allowance	-	(2,410)	-	-	-
Balance at end of period	$(1,900)	$(300,310)	$(330,428)	$(294,140)	$(230,286)

Ratio of net charge-offs during the period to average loans outstanding during the period	0.0%	0.0%	8.4%	16.8%	16.8%

	As of and for the Years ended December 31,				March 31,
	2007	2008	2009	2010	2011
Amount shown in Thousands
Principal Balances Outstanding by Loan Classification
Pre-entitled Land:
Held for Investment	$-	$7,178	$13,834	$6,100	$6,100
Processing Entitlements	203,166	200,902	185,608	139,452	112,546
Entitled Land:
Held for Investment	135,060	114,307	101,942	73,462	34,232
Infrastructure under Construction	60,037	57,908	69,839	55,532	55,714
Improved and Held for vertical Construction	14,800	54,486	47,227	26,096	26,117
Construction and Existing Structures:
New Structure - Construction in process	70,864	43,814	46,325	46,808	45,672
Existing Structure Held for Investment	26,870	37,482	23,640	12,775	8,861
Existing Structure- Improvements	-	97,777	56,033	57,115	55,337
Total Loan Principal	$510,797	$613,854	$544,448	$417,340	$344,579

Scheduled Maturities
Scheduled Maturities - One year or less
Pre-entitled Land:
Held for Investment	$-	$7,178	$13,834	$6,100	$6,100
Processing Entitlements	203,166	195,168	185,609	139,451	112,545
Entitled Land:
Held for Investment	135,060	89,786	101,942	73,462	34,232
Infrastructure under Construction	60,037	57,908	27,953	55,532	55,714
Improved and Held for vertical Construction	14,800	13,904	47,227	26,096	26,117
Construction and Existing Structures:
New Structure - Construction in process	70,864	43,814	12,653	5,331	3,956
Existing Structure Held for Investment	26,870	37,482	23,641	10,391	8,225
Existing Structure- Improvements	-	97,777	-	3,932	3,681
Total Scheduled Maturities - One year or less	510,797	543,017	412,859	320,295	250,570
Scheduled Maturities - One to five years
Pre-entitled Land:
Held for Investment	-	-	-	-	-
Processing Entitlements	-	5,735	-	-	-
Entitled Land:
Held for Investment	-	24,520	-	-	-
Infrastructure under Construction	-	-	41,886	-	-
Improved and Held for vertical Construction	-	40,582	-	-	-
Construction and Existing Structures:
New Structure - Construction in process	-	-	33,670	41,478	41,716
Existing Structure Held for Investment	-	-	-	2,384	636
Existing Structure- Improvements	-	-	56,033	53,183	51,657
Total Scheduled Maturities - One to five years	-	70,837	131,589	97,045	94,009
Total Loan Principal	$510,797	$613,854	$544,448	$417,340	$344,579

Scheduled Maturities - One to Five Years by Interest Type	As of and for the Years ended December 31,				March 31,
Fixed Interest Rates	2007	2008	2009	2010	2011
Pre-entitled Land:
Held for Investment	$-	$-	$-	$-	$-
Processing Entitlements	-	1,929	-	-	-
Entitled Land:
Held for Investment	-	3,500	-	-	-
Infrastructure under Construction	-	-	41,884	-	-
Improved and Held for vertical Construction	-	10,461	-	-	-
Construction and Existing Structures:
New Structure - Construction in process	-	-	32,054	41,478	41,716
Existing Structure Held for Investment	-	-	-	2,000	-
Existing Structure- Improvements	-	-	56,033	53,183	51,657
Total Scheduled Maturities - Fixed interest rate	-	15,890	129,971	96,661	93,373
Variable Interest Rates
Pre-entitled Land:
Held for Investment	-	-	-	-	-
Processing Entitlements	-	3,807	-	-	-
Entitled Land:
Held for Investment	-	21,020	-	-	-
Infrastructure under Construction	-	-	-	-	-
Improved and Held for vertical Construction	-	30,120	-	-	-
Construction and Existing Structures:
New Structure - Construction in process	-	-	1,618	-	-
Existing Structure Held for Investment	-	-	-	384	636
Existing Structure- Improvements	-	-	-	-	-
Total Scheduled Maturities - Variable interest rate	-	54,947	1,618	384	636
Total Loan Principal due One to Five Years	$-	$70,837	$131,589	$97,045	$94,009

	As of and for the Year Ended December 31,				March 31,
	2007	2008	2009	2010	2011
Performing Loans
Pre-entitled Land:
Held for Investment	$-	$-	$-	$-	$-
Processing Entitlements	119,175	146,460	-	-	-
Entitled Land:
Held for Investment	135,060	37,146	-	1,201	1,201
Infrastructure under Construction	44,557	40,653	7,645	-	-
Improved and Held for vertical Construction	14,800	35,102	-	-	-
Construction and Existing Structures:
New Structure - Construction in process	45,087	6,694	4,805	2,395	1,019
Existing Structure Held for Investment	18,620	23,393	-	2,384	2,636
Existing Structure- Improvements	-	97,777	-	3,932	3,681
Total Performing Loans	$377,299	$387,225	$12,450	$9,912	$8,537

Loans in Default - Non-Accrual
Pre-entitled Land:
Held for Investment	$-	$-	$13,834	$6,100	$6,100
Processing Entitlements	64,743	46,636	185,608	139,451	112,545
Entitled Land:
Held for Investment	-	3,300	101,942	72,261	33,031
Infrastructure under Construction	-	17,255	62,194	55,532	55,714
Improved and Held for vertical Construction	-	14,632	40,051	26,096	26,117
Construction and Existing Structures:
New Structure - Construction in process	2,253	13,800	39,102	44,414	44,653
Existing Structure Held for Investment	8,250	-	23,640	10,391	6,225
Existing Structure- Improvements	-	-	56,033	53,183	51,657
Total Loans in Default - Non-Accrual	$75,246	$95,623	$522,404	$407,428	$336,042

Loans in Default - Other
Pre-entitled Land:
Held for Investment	$-	$7,178	$-	$-	$-
Processing Entitlements	19,247	7,806	-	-	-
Entitled Land:
Held for Investment	-	73,861	-	-	-
Infrastructure under Construction	15,480	-	-	-	-
Improved and Held for vertical Construction	-	4,752	7,176	-	-
Construction and Existing Structures:
New Structure - Construction in process	23,525	23,320	2,418	-	-
Existing Structure Held for Investment	-	14,089	-	-	-
Existing Structure- Improvements	-	-	-	-	-
Total Loans in Default - Other	58,252	131,006	9,594	-	-
Total Loans in Default	$133,498	$226,629	$531,998	$407,428	$336,042
Total Loan Principal	$510,797	$613,854	$544,448	$417,340	$344,579

Loans in Default by Basis for Default
Loans past maturity date, or other
Pre-entitled Land:
Held for Investment	$-	$7,178	$13,834	$6,100	$6,101
Processing Entitlements	83,990	52,791	181,801	139,451	112,545
Entitled Land:
Held for Investment	-	73,714	80,922	72,261	33,031
Infrastructure under Construction	15,480	17,255	20,308	24,762	24,712
Improved and Held for vertical Construction	-	8,923	17,106	26,096	26,117
Construction and Existing Structures:
New Structure - Construction in process	25,778	36,246	9,522	1,261	1,261
Existing Structure Held for Investment	8,250	14,089	23,641	10,391	6,225
Existing Structure- Improvements	-	-	-	-	-
Total past maturity date	$133,498	$210,196	$347,134	$280,322	$209,992
Loans past due on interest
Pre-entitled Land:
Held for Investment	$-	$-	$-	$-	$-
Processing Entitlements	-	1,650	3,807	-	-
Entitled Land:
Held for Investment	-	3,447	21,020	-	-
Infrastructure under Construction	-	-	41,886	30,770	31,001
Improved and Held for vertical Construction	-	10,461	30,120	-	-
Construction and Existing Structures:
New Structure - Construction in process	-	875	31,998	43,153	43,392
Existing Structure Held for Investment	-	-	-	-	-
Existing Structure- Improvements	-	-	56,033	53,183	51,657
Total past due on interest	-	16,433	184,864	127,106	126,050
Total loans in default by basis of default	$133,498	$226,629	$531,998	$407,428	$336,042

Analysis of Changes in Mortgage Loan Income

	December 31,			March 31,
	2010 Compared to 2009			2011 Compared to 2010
	Increase (Decrease) due to			Increase (Decrease) due to
	Volume	Rate	Net	Volume	Rate	Net
Pre-entitled Land:
Held for Investment	$91	$(151)	$(60)	$(751)	$751	$-
Processing Entitlements	(732)	(6,159)	(6,891)	(5,606)	5,616	10
	-	-	-	-	-	-
Entitled Land:
Held for Investment	(2,429)	217	(2,212)	(5,428)	5,470	42
Infrastructure under Construction	380	(2,217)	(1,837)	(1,509)	1,295	(214)
Improved and Held for vertical Construction	(77)	(1,307)	(1,384)	(2,603)	2,464	(139)
	-	-	-	-	-	-
Construction and Existing Structures:
New Structure - Construction in process	550	(1,107)	(557)	117	(172)	(55)
Existing Structure Held for Investment	(1,028)	(135)	(1,163)	(849)	886	37
Existing Structure- Improvements	(3,128)	(2,653)	(5,781)	24	126	150
Total change in mortgage loan income	$(6,373)	$(13,512)	$(19,885)	$(16,606)	$16,436	$(169)

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

Results of Operations for the Three Months Ended March 31, 2010 and 2011

Revenues (amounts in thousands)
	Three Months Ended March 31,
Revenues	2010	2011	$ Change	% Change

Mortgage Loan Income	$522	$353	$(169)	(32.4)%
Rental Income	410	488	78	19.0%
Investment and Other Income	76	183	107	140.8%
Total Revenue	$1,008	$1,024	$16	1.6%

Mortgage Loan Income.

During the three months ended March 31, 2011 and 2010, income from mortgage loans was $0.4 million and $0.5 million, respectively, a decrease of $0.1 million, or 32.4%. The year-over-year decrease in mortgage loan income is attributable to the decrease in the income-earning portion of our loan portfolio. While the total loan portfolio was $519.5 million at March 31, 2010, as compared to $344.6 million at March 31, 2011, the income-earning asset balance decreased from $10.4 million to $8.5 million for the same periods, respectively. Additionally, the average portfolio interest rate (including performing and non-performing loans) was 11.32% per annum at March 31, 2010, as compared to 11.13% per annum at March 31, 2011.  As of March 31, 2011, 27 of our 35 portfolio loans were in non-accrual status, as compared to 44 out of 47 loans at March 31, 2010.  As such, in the absence of acquiring or originating new loans, we anticipate a further decrease in mortgage income to remain at minimal levels in future periods until such time that we are able to re-commence lending activities.

During the three months ended March 31, 2011, in connection with the sale of certain loans and REO assets, we financed one new loan with an aggregate principal balance of $0.2 million and an interest rate of 5.5%.

Rental Income.

During the three months ended March 31, 2011, we recognized rental income of $0.5 million and $0.4 million in the corresponding period in 2010, an increase of $0.1 million or 19.0%. Rents and other income resulted from an operating medical office building that we own. We anticipate an increase in rental income because we anticipate that the occupancy level of the property could improve.

Investment and Other Income.

During the three months ended March 31, 2011, investment and other income was $0.2 million, an increase of $0.1 million or 140.8%, from $0.1 million for the three months ended March 31, 2010.  The net increase in investments and other income is primarily attributable to interest earned on a certain note receivable from a tenant for tenant improvements made on one of our operating properties.

Expenses  (amounts in thousands)

	Three Months Ended March 31,
Expenses:	2010	2011	$ Change	% Change

Operating Expenses for Real Estate Owned	$1,528	$1,669	$141	9.2%
Professional Fees	1,399	1,214	(185)	(13.2)%
Management Fees	64	-	(64)	(100.0)%
Default and Related Expenses	206	238	32	15.5%
General and Administrative Expenses	-	1,614	1,614	N/A
Loss/(Gain) on Disposal of Real Estate	-	(74)	(74)	N/A
Organizational Costs	-	190	190	N/A
Offering Costs	-	347	347	N/A
Interest Expense	244	778	534	218.9%
Depreciation and Amortization Expense	419	453	34	8.1%

Total Costs and Expenses	$3,860	$6,429	$2,569	66.6%

Operating Expenses for Real Estate Owned.

During the three months ended March 31, 2011 and 2010, operating expenses for REO assets were $1.7 million and $1.5 million, respectively, an increase of $0.2 million or 9.2%.  The increase in operating expenses for REO assets is attributable to the increasing number of properties acquired through foreclosures.  Such expenses include home owner association dues, utilities, repairs, maintenance and property taxes attributable to such properties.  We expect such costs and expenses to increase as we continue to exercise remedies on loans in default and to decrease as we dispose of real estate held for sale.

Professional Fees.

During the three months ended March 31, 2011 and 2010, professional fees were $1.2 million and $1.4 million respectively, a decrease of $0.3 million or 20.0%.  The decrease in these costs is primarily attributed to the reduction in the fees of the previous asset management consultant.  In September 2010, the monthly fees were reduced from $112, 000 per month to $45,000 per month plus a finder’s fee equal to 1.75% of any financing proceeds secured by the consulting firm on our behalf. In addition, we incurred $0.1 million during the three months ended March 31, 2011 in connection with the hiring of a new asset management consultant and resignation of the prior asset management consultant.

Management Fees.

During the three months ended March 31, 2011, management fee expense, which was based on earnings assets of the Fund, was zero compared to $0.1 million as of March 31, 2010.  With the acquisition of the Manager effective June 18, 2010, management fees are no longer incurred.

Default and Related Expenses.

During the three months ended March 31, 2011 and 2010, default and related expenses was relatively flat at $0.2 million for both periods.  Default and related expenses remained relatively consistent due to the steady number of defaults and foreclosures experienced by us in 2011 and 2010.

General and Administrative Expenses.

Following the acquisition of the Manager effective June 18, 2010, we are responsible for various general and administrative expenses previously incurred by the Manager, including, but not limited to rents, salaries, and other operational costs.  During the three months ended March 31, 2011, general and administrative expenses totaled $1.6 million, or approximately $0.5 million per month and none during the three months ended March 31, 2010.

Loss (Gain) on Disposal of Real Estate.

During the three months ended March 31, 2011, we sold certain REO assets and experienced other cost recoveries generating cash proceeds of $0.8 million, on which we recognized a net gain of approximately $0.1 million.  No such transactions occurred during the three months ended March 31, 2010.

Organizational Costs.

During the three months ended March 31, 2011, we incurred organizational costs of $0.2 million relating to the start up of Infinet, an exploratory business venture and our wholly-owned subsidiary.  No such transactions occurred during the three months ended March 31, 2010.

Offering Costs.

During the three ended March 31, 2011, we wrote-off incremental costs incurred totaling $0.3 million relating to our potential initial public offering. We will expense all such costs until we have a definitive timeline established for any perspective initial public offering, and due to the fact that we cannot assert that the consummation of any perspective initial public offering is probable or that it will occur in near term.  Similar cost incurred during the three months ended March 31, 2010 were capitalized as prepaid offering costs until they were written off in the quarter ended September 30, 2010.

Interest Expense.

Interest expense includes interest incurred in connection with loan participations issued to third parties, borrowings from the Manager and borrowings from banks. During the three months ended March 31, 2011, interest expense was $0.8 million as compared to $0.2 million for the three months ended March 31, 2010, an increase of $0.6 million, or 218.9%. The increase in interest expense for the three months ended March 31, 2011 is attributed to the higher average outstanding balance of notes payable during the three months ended March 31 2011 as compared to the corresponding period in 2010.

Depreciation and Amortization Expense.

During the three months ended March 31, 2011 and 2010, depreciation and amortization expenses were relatively flat at $0.4 million. This expense is due to the acquisition of an operating property we acquired through foreclosure in mid-2009 and depreciation taken on fixed assets acquired in connection with the acquisition of the Manager.

Changes in the Loan Portfolio Profile

Average Loan Size

Except for the origination of one loan totaling $0.2 million relating to the financing of a sale of a REO residential unit, no new loans were originated during the three months ended March 31, 2011.  At December 31, 2010, the average principal balance for our loans was $11.0 million, as compared to $9.9 million at March 31, 2011. The decrease in average note balance is a result of the foreclosure of certain loans during the three months ended March 31, 2011.

Geographic Diversification

Our mortgage loans consist of loans where the primary collateral is located in Arizona, California, Idaho, New Mexico and Utah. A summary of the geographic concentration of loan outstanding principal balances by state as of December 31, 2010 and March 31, 2011, respectively, is presented in Note 3 of the accompanying financial statements under the heading entitled “Geographical Diversification”.

The concentration of our loans in California and Arizona, areas in which values have been severely impacted by the decline in the real estate market, totals 90.1% at December 31, 2010 and 91.2% at March 31, 2011. We have stopped funding new loans and, as a result of this and other factors, our ability to geographically diversify our loans is significantly impaired.  The change in the geographic diversification of our loans is primarily attributed to the foreclosure and transfer of loans to REO assets.

Interest Rate Information

Our loan portfolio includes loans that carry variable or fixed interest rates.   We invest in both fixed and variable interest rate loans. As of March 31, 2011, we held 35 loans, 16 of which were variable rate loans and 19 of which were fixed rate loans. Twenty-seven of these loans are non-performing loans for financial reporting purposes (although not all such loans are necessarily in technical default under the loan terms), for which we are actively pursuing enforcement on the loans as well as judgments against personal guarantors of such loans, when applicable.

•
Fixed Interest Rate:  At March 31, 2011, 55.8% of our portfolio consisted of fixed rate loans, as compared with 54.0% at December 31, 2010. The increase in the percentage of fixed rate loans in the portfolio is attributed to the foreclosure of loans during the three months ended March 31, 2011. The average interest rate on fixed rate loans as of March 31, 2011 and December 31, 2010 was 9.39% and 9.51%, respectively. The increase in weighted average interest in rates between these periods is attributed to the foreclosure of certain lower yielding fixed rate loans.

•
Variable Interest Rate:  All variable interest rate loans are indexed to the Prime rate with interest rate floors. At December 31, 2010 and March 31, 2011, the Prime rate was 3.25% per annum, respectively.  As of December 31, 2010 and March 31, 2011, the weighted average contractual interest rates on our variable rate loans (including loans in non-accrual status) was Prime plus 10.07% and Prime plus 9.85%, respectively. At March 31, 2011, 44.2% of our portfolio consisted of variable rate loans, as compared to 46.0% at December 31, 2010. The decrease in the percentage of variable rate loans in the portfolio is primarily attributed to the foreclosure of such loans during the three months ended March 31, 2011. The weighted average interest rate on variable rate loans was 13.32% per annum and 13.10% per annum at March 31, 2011 and December 31, 2010, respectively. The slight decrease in the average variable rate at March 31, 2011 as compared to December 31, 2010 is attributed to the foreclosure of higher variable rate loans.

At March 31, 2011 and December 31, 2010, all variable rate loans outstanding had an interest rate floor and no ceiling interest rates. Accordingly, if the Prime interest rate increases during the life of the loans and such loans were performing, interest rates on substantially all these loans would adjust upward.  Conversely, as the Prime interest rate decreases, the interest rates on such loans do not decline below the floor rates, which is typically the original interest rate at the time of origination.

While a substantial portion of our loans are in default or in non-accrual status, a summary of outstanding principal balances on our portfolio loans (including non-accrual loans), net of the valuation allowance, as of December 31, 2010 and March 31, 2011, respectively, provided by the contractual loan terms for fixed and variable interest rates is presented in Note 3 of the accompanying financial statements under the heading entitled “Loan Interest Rates”.

As of March 31, 2011, the valuation allowance totaled $230.3 million (all of which relates to mortgage loans held for sale), representing 66.8% of the total loan principal balances. As of December 31, 2010, the valuation allowance totaled $294.1 million, representing 70.5% of the total loan portfolio principal balances.

Concentration by Category based on Collateral’s Development Status

A summary of outstanding principal balances on our portfolio loans by development status of the underlying collateral as well as by expected end-use of the underlying collateral, as of December 31, 2010 and March 31, 2011, respectively, is presented in Note 3 of the accompanying financial statements under the heading entitled “Loan Classifications”.

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

With our suspension of the funding of new loans, the concentration of loans by type of collateral and end-use is expected to remain consistent within our current portfolio. As of December 31, 2010 and March 31, 2011, respectively, the concentration of loans by type of collateral and end-use was relatively consistent over these periods. Changes in classifications are primarily a result of foreclosures of certain loans.

We intend to continue the process of disposing of a significant portion of our existing assets, individually or in bulk, and to utilize the proceeds for operating purposes or, to the extent excess funds are available, to reinvest the proceeds from such dispositions and the net proceeds from an initial public offering in our target assets.  These target assets consist of interim loans, or other short term financings, that are used to pay off construction or commercial property loans, whole commercial real estate mortgage loans and participating interests in performing commercial real estate mortgage loans. Accordingly, we intend to introduce additional loan types as a further means of classifying our loans.

We estimate that, as of March 31, 2011, approximately 59% of the valuation allowance is attributable to residential-related projects, 40% to mixed use projects and the balance to commercial and industrial projects. At December 31, 2010, approximately 54% of the allowance for credit loss was attributable to residential-related projects, 44% to mixed use projects and the balance to commercial and industrial projects.

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

As of March 31, 2011 and December 31, 2010, there was one borrower whose outstanding principal totaled $69.1 million which was approximately 20.1% and 16.6%, respectively, of our total mortgage loan principal balance outstanding and is classified as pre-entitled land – processing entitlements. In addition, there was one borrowing group whose aggregate outstanding principal aggregated $93.4 million and $94.7 million, respectively, representing approximately 27.1% and 22.7%, respectively, of our total mortgage loan principal balance outstanding at March 31, 2011 and December 31, 2010, respectively, which consisted of a $51.7 million loan classified as construction and existing structures – improvements and a $41.7 million loan classified as entitled land – infrastructure under construction. Finally, there was an additional borrowing group whose outstanding principal aggregated $42.6 million, representing 12.4% and 10.2%, respectively, of our total mortgage loan principal balance outstanding at March 31, 2011 and December 31, 2010, respectively, which consisted of eight loans classified as pre-entitled or entitled land.  Each of these loans was in non-accrual status as of March 31, 2011 and December 31, 2010 due to the shortfall in the combined current fair value of the underlying collateral for such loans, and we recognized no mortgage interest income for these loans during the three months ended March 31, 2011. However, two other loans from one borrower group, which have principal balances totaling $1.2 million at March 31, 2011, accounted for approximately 12.0% of total mortgage loan income during the three months ended March 31, 2011. Additionally, three other loans with outstanding principal balances of $12.1 million at March 31, 2011, accounted for approximately 58.5% of the total mortgage income during the three months ended March 31, 2011.

Loan Maturities and Loans in Defaults

The following table summarizes the near term scheduled maturities of our mortgage loans as of March 31, 2011, net of the valuation allowance (in thousands except percentages and unit data):

March 31, 2011

Quarter	Amount	Percent	#
Matured	$209,992	60.9%	22
Q2 2011	1,201	0.3%	2
Q4 2011	36,358	10.6%	4
Q1 2012	3,019	0.9%	2
Q3 2012	93,373	27.1%	2
Q3 2013	434	0.1%	2
Q1 2014	202	0.1%	1
Total	344,579	100.0%	35
Less: Valuation Allowance	(230,286)

Net Carrying Value	$114,293

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

Loan Modifications

During the three months ended March 31, 2011, we modified one loan in the amount of $1.0 million to extend the maturity date by 12 months.  There was no change in interest rate or forgiveness of principal or interest.  We received approximately $0.3 million in a principal paydown in connection with the extension.

The following table provides a summary of loan modifications for our portfolio as of March 31, 2011:

	March 31, 2011
	Amount
	(in thousands)%		#
Loans Not Modified and Currently Matured	$209,992	61%	22
Loans Modified to Extend Maturity	92,045	27%	6
Original Maturity Date Not Reached	42,542	12%	7
Total Loan Principal	$344,579	100%	35

Real Estate Held for Development or Sale

A discussion and summary of REO held for development or sale as of December 31, 2010 and March 31, 2011, respectively, is presented in Note 4 of the accompanying financial statements under the heading entitled “Real Estate Held for Development or Sale”.

During the three months ended March 31, 2011, we foreclosed on three loans with a carrying value of $7.9 million.  In addition, we sold a REO asset and collect recoveries of $0.8 million.

Important Relationships Between Capital Resources and Results of Operations

Mortgage Loans, Participations and Loan Sales

We are actively marketing our loans for participation in the future. While we expect that any future loan participations or loan sales will also occur at or near par, due in part to current market conditions, there can be no assurance that this will be the case. In light of current economic conditions, it may be necessary for us to employ alternative structures for loan participations and loan sales and they may be relatively less attractive to us.

Summary of Existing Loans in Default

A discussion of our real existing loans in default and summaries of the geographic and loan classification concentrations of loans in default, net of the valuation allowance, as of December 31, 2010 and March 31, 2011, respectively, is presented in Note 3 of the accompanying financial statements under the heading entitled “Loans in Default”.

Valuation Allowance, Fair Value Measurement and Valuation Categories

A discussion of our valuation allowance, fair value measurement, valuation categories and summaries of the procedures performed in connection with our fair value analysis as of March 31, 2011, is presented in Note 3 of the accompanying financial statements under the heading entitled “Valuation Allowance and Fair Value Measurement and Valuation Categories”.  No provision for credit loss was recorded during the three months ended March 31, 2011 or 2010.

Real Estate Owned Asset Valuation

Valuation of REO assets is based on our intent and ability to execute our disposition plan for each asset and the proceeds to be derived from such disposition, net of selling costs, in relation to the carrying value of such assets.

REO assets that are classified as held for sale are measured at the lower of carrying amount or fair value, less cost to sell. REO assets that are classified as held for development are considered “held and used” and are evaluated for impairment when, based on various criteria set forth in applicable accounting guidance, circumstances indicate that the carrying amount exceeds the sum of the undiscounted net cash flows expected to result from the development and eventual disposition of the asset.  If an asset is considered impaired, an impairment loss is recognized for the difference between the asset’s carrying amount and its fair value, less cost to sell. See Note 5 of our audited financial statements in our previously filed Annual Report on Form 10-K for the year ended December 31, 2010 for a detailed description of the summary of the procedures performed and assumptions utilized in connection with our impairment analysis of REO assets as of and for the year ended December 31, 2010.

The results of our December 31, 2010 valuation procedures were re-assessed in the first three months of 2011 to determine whether any additional impairment charges were warranted for the three months ended March 31, 2011. As a result of our analysis, we recorded no additional impairment charges during the three months ended March 31, 2011 or 2010. As of December 31, 2010 and March 31, 2011, 93% of REO assets were valued on an “as is” basis while 7% were valued on an “as developed” basis.

Trends in Interest Income and Effective Yield

At December 31, 2010 and March 31, 2011, our loans had a weighted average note rate of 11.16% per annum and 11.13% per annum, respectively.  For the income on these yields to be fully realized, all loans must be “performing” and accrued interest income must be deemed to be collectible.  At December 31, 2010 and March 31, 2011, interest income totaled $8.1 million and $7.6 million, respectively, and note rate interest earned but not accrued totaled approximately $82.6 million and $79.0 million, respectively.  At December 31, 2010, 30 of the 38 loans in default were in non-accrual status and had outstanding principal balances totaling $407.4 million. At March 31, 2011, 27 of the loans in default were in non-accrual status and had outstanding principal balances totaling $336.0 million. At March 31, 2011, we have, or expect to, commence enforcement action on 21 loans which will likely result in foreclosure.  Alternatively, we may continue to modify our loans, which may result in an extended term of maturity on such loans of two years or longer and, in some cases, accept an interest rate reflective of current market rates, which are lower than in prior periods.   Accordingly, we believe that net interest income, as a percent of the total loans (the combined total of both accrual and non-accrual loans), will remain at minimal levels until we are able to generate sufficient liquidity to re-commence lending activities at a meaningful level.

Leverage to Enhance Yields

We have not historically employed a significant amount of leverage to enhance our portfolio’s current yield.  However, we have secured a limited amount of debt and may deem it beneficial, if not necessary, to employ additional leverage for us in the future. In addition to debt that existed at December 31, 2010, during the year ended December 31, 2010, we secured financing from a bank in the amount of $1.5 million for the purpose of funding working capital needs. The note payable, which has an outstanding balance of $1.5 million at March 31, 2011, bears interest at 12% per annum and requires monthly payments of interest only. The loan has a maturity of January 2012 and is secured by one of our REO assets with a carrying value at March 31, 2011 of $1.0 million and a mortgage loan receivable with an outstanding principal balance of $41.7 million.

In addition, subsequent to March 31, 2011, we entered into a funding commitment letter for a contemplated $50 million loan agreement for the purpose of providing working capital and funding our other general business needs. This loan has not closed or funded as of the date of this filing.  The loan is expected to mature one business day short of the fifth anniversary of the funding date in 2016 and is expected to bear interest at a rate of 17% per year. This loan will be secured by substantially all of our existing and future subsidiaries and a security interest in most of our assets. Under the proposed terms of the loan and related agreements, we will also be required to deposit cash receipts into a cash management account for disbursement pursuant to the terms of a budget agreed to by us and NW Capital and to otherwise pay certain amounts owed under the loan.

We may deem it beneficial, if not necessary, to employ additional leverage in the future.

Off-Balance Sheet Arrangements

For certain loans, upon their initial funding, a reserve for future interest payments is deposited into a controlled disbursement account in the name of the borrower for our benefit. These accounts, which are held in the name of the borrowers, are not included in the accompanying consolidated balance sheets. As of March 31, 2011, there was $0.1 million of such amounts outstanding. We did not have any other off-balance sheet arrangements.

Contractual Obligations

We assumed certain obligations in connection with the Conversion Transactions.  The lease obligations on the space applicable to our headquarters, the contingent liability to broker-dealers, funding commitments to borrowers and certain contractual obligations to consultants as of March 31, 2011, as described elsewhere in this Form 10-Q and in previously filed annual report on  Form 10-K, reflect our contractual obligations as of such date.

The nature and payment periods of these obligations as of March 31, 2011is as follows (amounts in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years

Principal Payments for Long-Term Debt Obligations (1)	$17,782	$9,125	$8,657	$-	$-
Interest Payments (1)	1,974	1,393	580	-	-
Funding commitments to borrowers	9,103	9,103	-	-	-
Operating Lease Obligations (2)	4,734	588	2,272	1,525	349
Consulting fee (3)	8,794	1,759	4,690	2,345	-
Commission liability to broker-dealers (4)	23	23	-	-	-
Total	$42,410	$21,992	$16,199	$3,870	$349

(1)	Includes principal and interest on current outstanding notes payable based upon the current applicable interest rates and applicable due dates ranging between 2011 and 2013.
(2)	Includes lease obligations for our office space and equipment.

(3)	Consulting fee for NWRA at $125,000 per month starting April 1, 2011 for 4 years and consulting fee for ITH at an annual rate of $845,000 per year.
(4)
Contingent commission liability to broker/dealers representing one-half of the amount that would have been paid to the Manager for its share of any gains resulting from the sale of our assets above our original basis.

Liquidity and Capital Resources

Going Concern Basis Presentation and Liquidity

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. Due to unprecedented dislocations in the real estate and capital markets, we have incurred a significant reduction in loan payoffs from borrowers and an increase in delinquencies, non-performing loans and REO assets, resulting in a substantial reduction in our cash flows. While we have taken a number of measures to provide liquidity, including, among other things, engaging in efforts to sell whole loans and participate interests in our loans, and to dispose of certain real estate. We can provide no assurance that we will be able to provide or obtain the level of liquidity necessary.

In addition, we continue to seek to secure interim debt financing to allow us the time and resources necessary to meet liquidity requirements and dispose of assets in a reasonable manner and on terms more favorable to us. However, the dislocations and uncertainty in the economy, and in the real estate, credit, and other markets, have created an extremely challenging environment that will likely continue for the foreseeable future, and we cannot assure you that we will have sufficient liquidity.

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

We expect our primary sources of liquidity over the next twelve months to consist of the disposition of a substantial portion of our existing assets, and, if it closes, the net proceeds from the NW Capital convertible loan.  However, given the lack of significant sales activity experienced in recent periods, there can be no assurance that we will be able to dispose of existing assets held for sale at the prices sought or in the timeframe anticipated.  We anticipate redeploying these proceeds to acquire our target assets, which will generate periodic liquidity from current investment earnings, as well as cash flows from dispositions of these assets through sale and loan participations.  In addition to the disposition of our existing portfolio of REO assets, we expect to address our liquidity needs by periodically accessing the capital markets, lines of credit and credit facilities or pursuing other available alternatives which may become available to us.

Our requirements for liquidity and capital resources are described in more detail in our Annual Report on Form 10-K for the year ended December 31, 2010. There have been no material changes to our requirements for liquidity from those described in our previously filed annual report on Form 10-K as of and for the year ended December 31, 2010, except as discussed below.

Loan Fundings and Investments

We require liquidity to fund loans made to our borrowers. Estimated future commitments for construction or development costs and for interest are included in mortgage loans held for sale in the accompanying consolidated balance sheets. A summary of the undisbursed loans-in-process and interest reserves balances as of December 31, 2010 and March 31, 2011, is presented in Note 9 of the accompanying financial statements under the heading entitled “Commitments and Contingencies”.

While the contractual amount of unfunded loans-in-process and interest reserves totaled $56.1 million and $40.3 million at December 31, 2010 and March 31, 2011, respectively, we estimate that we will fund approximately $9.1 million subsequent to March 31, 2011. Of the $9.1 million expected to be funded, $4.7 relates to unfunded interest reserves on two loans (which is a non-cash commitment), $1.6 million relates to anticipated borrower construction or operating costs, $1.7 million relates to tax related reserves and $1.1 million relates to reserves for protective advances not required under the terms of the loan agreement but that we expect to fund to protect our interest in the asset. The difference of $31.2 million, which is not expected to be funded, relates to loans that are in default, loans that have been modified to lower the funding amount and loans whose funding is contingent on various project milestones, many of which have not been met and are not expected to be met given current economic conditions. Accordingly, these amounts are not reflected as funding obligations in the accompanying consolidated balance sheets. With available cash and cash equivalents of $0.8 million at March 31, 2011, scheduled loan payoffs, the suspension of member redemptions, the suspension of new loan request funding, debt financing secured for us, and other available sources of liquidity, including potential loan participations, loan sales or sales of REO assets, we expect to meet our obligation to fund these undisbursed amounts in the normal course of business. See Note 1 in the accompanying consolidated financial statements for discussion of our liquidity.

We had $4.7 million of remaining unfunded interest reserves on two loans with principal balances totaling $82.6 million at March 31, 2011.

Maintenance and Development Costs for Real Estate Owned

We require liquidity to pay costs and fees to preserve and protect the real estate we own. Real estate held for development or sale consists primarily of properties acquired as a result of foreclosure or purchase. At December 31, 2010 and March 31, 2011, our REO assets comprised of 39 properties and 42 properties, respectively, acquired through foreclosure or purchase, with carrying values of $89.5 million and $96.8 million, respectively. Costs related to the development or improvement of the assets are capitalized and costs relating to holding the assets are charged to expense. Cash outlays for capitalized development costs totaled $0.4 million and $0.8 million during the three months ended March 31, 2011 and 2010. In addition, costs related to holding and maintaining such properties, which were expensed and included in operating expenses for REO assets in the accompanying consolidated statement of operations, totaled approximately $1.7 million and $1.5 million during the three months ended March 31, 2011 and 2010, respectively. The nature and extent of future costs for the development of REOs depends on the level of development undertaken, the amount of available liquidity, the number of additional foreclosures and other factors.

Debt Service

We also require liquidity to pay interest expense on loan participations and from our borrowings and for notes payable. Based on our existing indebtedness, we expect to pay approximately $2.0 million through December 31, 2011 in interest expense. Additionally, based on the existing terms of our current indebtedness, we are scheduled to repay principal of $9.1 million within one year, although certain of the amounts are subject to extension at our option for a fee.  A summary of the notes payable as of December 31, 2010 and March 31, 2011 is presented in Note 5 of the accompanying financial statements under the heading entitled “Notes Payable”.

In addition to indebtedness that existed at December 31, 2010, in January 2011, we secured financing from a bank in the amount of $1.5 million for the purpose of funding ongoing operations. The note payable, which has an outstanding balance of $1.5 million as of March 31, 2011, bears interest at 12% per annum, requires monthly payment of interest only and matures in January 2012.  During the three months ended March 31, 2011, we incurred interest expense of approximately $0.1 million regarding this loan (including amortization of deferred loan fees). The loan is secured by one of our REO assets with a carrying value at March 31, 2011 of $1.0 million and a mortgage loan receivable with a current carrying value of $13.4 million.

Until we generate additional liquidity from the disposition of our assets, we may seek additional short-term debt or alternative financing depending on the amount of net proceeds generated from the disposition of assets and the relative attractiveness and availability of debt financing and other factors.

Accounts Payable and Accrued Taxes.

As of March 31, 2011 and December 31, 2010, our consolidated balance sheets include $6.1 million and $5.4 million, respectively of unpaid accounts payable, $4.9 million and $4.6 million, respectively of accrued property taxes for our real estate held for development, and $2.5 million and $1.9 million, respectively, of liabilities pertaining to assets held for sale (comprised primarily of accrued property taxes).

Sources of Liquidity

There have been no material changes to our sources of liquidity from those described in our previously filed annual report on Form 10-K as of and for the year ended December 31, 2010, except as discussed below.

Disposition of Real Estate Owned

The sale of REO assets creates liquidity for us. During the three months ended March 31, 2011, we sold certain REO assets and experienced recoveries of $0.8 million.  Additionally, we are holding REO assets for sale with carrying values of $39.8 million as of March 31, 2011. However, there can be no assurance that such real estate will be sold at a price in excess of the current carrying value of such real estate.

Mortgage Loan Repayments

The repayment of a mortgage loan receivable creates liquidity. Excluding loan balances past scheduled maturity, our loans have scheduled maturities through 2011 totaling $37.6 million. However, due to the state of the economy and the compressed nature of the real estate, credit and other markets, loan defaults have continued to rise and are expected to rise further and there can be no assurance that any part of these loans will be repaid, or when they will be repaid.

Cash Flows

Cash Used In Operating Activities.

Cash used in operating activities was $4.1 million for the three months ended March 31, 2011 as compared to $7.1 million for the three months ended March 31, 2010, during which period we paid management fees to the Manager.  Cash used in operating activities includes the cash generated from interest and other mortgage income from our loan portfolio, offset by amounts paid for interest on notes payable. The decrease in cash provided by operating activities from 2011 to 2010 is attributed to the decrease in the income-earning assets in our real estate portfolio and resulting mortgage income.

Cash Provided By Investing Activities.

Net cash provided by investing activities was $2.8 million for the three months ended March 31, 2011 as compared to $1.4 million for the three months ended March 31, 2010. The increase in net cash provided by investing activities is primarily due to the sale and recoveries of REO assets totaling $0.8 million and the receipt of mortgage payments totaling $0.3 million during the three months ended March 31, 2011.  These amounts were offset by mortgage fundings of $0.6 million and capital outlays of REO of $0.4 million.

Cash Provided by Financing Activities.

Net cash provided by financing activities was $1.2 million for the three months ended March 31, 2011 $8.6 million for the three months ended March 31, 2010. The decrease is primarily due to the receipt of proceeds from the issuance of notes payable ($9.4 million in March 2010 compared to $1.5 million for March 2011).

Critical Accounting Policies

Our critical accounting policies are disclosed in our previously filed Annual Report on Form 10-K for the fiscal year ended December 31, 2010.  As of March 31, 2011, there has been no significant changes in our critical accounting policies from December 31, 2010.

Recent Accounting Pronouncements

For information regarding recent accounting pronouncements that are applicable to us, see Note 2 to our unaudited consolidated financial statements included with this Form 10-Q.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Our quantitative and qualitative disclosures about market risk are disclosed in our previously filed Annual Report on Form 10-K for the year ended December 31, 2010.  As of March 31, 2011, there has been no significant changes in our market risks from those disclosed in our Annual Report on Form 10-Q for the year ended December 31, 2010.

Interest Rate Risk

Because over 97.5% of the principal balance of our loans is in non-accrual status as of March 31, 2011and 97.6% as of December 31, 2010, changes in weighted average interest rates  for our loan portfolio have  a limited impact on interest income.

The following table contains information about our mortgage loan principal balances as of March 31, 2011, presented separately for fixed and variable rates and the calendar quarters in which such mortgage investments mature.

Loan Rates:	Matured	Q2 2011	Q4 2011	Q1 2012	Q3 2012	Q3 2013	Q1 2014	Total
	(in thousands)
Variable	$147,696	$-	$3,681	$1,019	$-	$-	$-	$152,396
Fixed	62,296	1,201	32,677	2,000	93,373	434	202	192,183
	$209,992	$1,201	$36,358	$3,019	$93,373	$434	$202	344,579
Less: Valuation Allowance								(230,286)
Net Carrying Value								$114,293

As of March 31, 2011, we had cash and cash equivalents totaling $0.8 million (or 0.3% of total assets), all of which were held in bank accounts or highly liquid money market accounts or short-term certificates of deposit. We have historically targeted 3% - 5% of the principal balance of our outstanding loans to be held in such accounts as a working capital reserve. However, our actual deployment may vary depending on the timing and amount of investor capital raised and the timing and amount of loans identified and funded. We believe that these financial assets do not give rise to significant interest rate risk due to their short-term nature.

Item 4T.Controls and Procedures

Controls and Procedures

Our management has evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Form 10-Q.

Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the period ended March 31, 2011 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes to Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our fiscal quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our evaluation of the effectiveness of our internal control over financial reporting.

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

Three proposed class action lawsuits were filed in the Delaware Court of Chancery (May 26, 2010, June 15, 2010 and June 17, 2010) against us and our affiliated named individuals and entities. The May 26 and June 15, 2010 lawsuits contain similar allegations, claiming that fiduciary duties owed to Fund members and to the Fund were breached because the Conversion Transactions were unfair to Fund members, constitute self-dealing and because the Form S-4 and/or information provided about the Form S-4 or Conversion Transactions were false and misleading. The June 17, 2010 lawsuit focuses on whether the Conversion Transactions constitute a “roll up” transaction under the Fund’s operating agreement, and seeks damages for breach of the operating agreement. We and our affiliated named individuals and entities dispute these claims and will defend vigorously against these actions.

An action was filed on June 14, 2010 by Fund members Ronald Tucek and Cliff Ratliff, as well as LGM Capital Partners, LLC (also known as The Committee to Protect IMH Secured Loan Fund, LLC) in the Delaware Court of Chancery against us and affiliated named individuals and entities. The June 14, 2010 lawsuit claims that fiduciary duties and the duty of disclosure owed to Fund members and to the Fund were breached because the Conversion Transactions were unfair to Fund members, constitute self-dealing and because the Form S-4 and/or information provided about the Form S-4 or Conversion Transactions were false and misleading. Plaintiffs sought to enjoin the Conversion Transactions, have an independent advisor appointed on behalf of Fund members, remove the Manager and obtain access to contact information for Fund members and certain broker-dealers. We and our affiliated named individuals and entities dispute these claims and will defend vigorously against this action.

In July 2010, the parties in the four actions mentioned above filed various motions and/or briefs seeking competing forms of consolidation and/or coordination of the four actions. During a hearing on these motions on October 14, 2010, the parties in the respective actions agreed to consolidate the four actions for all purposes, subject to certain provisions with “respect to the unique individual count brought” by the Tucek plaintiffs. On October 25, 2010, the Delaware Court of Chancery granted the respective parties’ proposed “Order of Consolidation and Appointment of Co-lead Plaintiffs: Counsel and Co-Liaison Counsel,” which, among other things, consolidated the four actions, ordered that a consolidated complaint shall be filed within 45 days of October 25, 2010, followed by consolidated discovery, and designated the plaintiffs’ counsel from the May 25, 2010 and June 17, 2010 lawsuits as co-lead counsel. The consolidated class action complaint was filed on December 17, 2010. Defendants’ filed a motion to dismiss on January 31, 2011.  The motion to dismiss has been fully briefed, but a hearing date has not yet been set.  The consolidated action is in its early stage and it is not possible to estimate at this time the range of exposure, if any, the consolidated action presents. However, we and our affiliated named individuals and entities dispute these claims and will defend vigorously against these actions.

On December 29, 2010, an action was filed in the Superior Court of Arizona, Maricopa County by purported Fund members David Kurtz, David L. Kurtz, P.C., Lee Holland, William Kurtz, and Suzanne Sullivan against us, the Fund, the Manager, and affiliated named individuals. The plaintiffs make numerous allegations against the defendants, including allegations that fiduciary duties owed to Fund members and to the Fund were breached because the Conversion Transactions were unfair to Fund members, constitute self-dealing, and because the Form S-4 and/or information provided about the Form S-4 or Conversion Transactions were false and misleading. In addition, the plaintiffs allege that the Fund wrongfully rejected Kurtz’s books and records requests, defamed Kurtz, and wrongfully brought a civil action related to the Conversion Transactions. The plaintiffs seek the return of their original investments, damages for defamation and invasion of privacy, punitive damages, and their attorneys’ fees and costs.  Defendants’ filed a motion to stay this lawsuit in favor of the consolidated action pending in Delaware on February 28, 2011.  The motion to stay has been fully briefed, but a hearing date has not yet been set.  We dispute these allegations and will defend vigorously against these actions.

On June 8, 2010, we received notice from the SEC that we are the subject of a SEC investigation and received two document subpoenas. We have and continue to work cooperatively with the SEC in its investigation. The resolution of the SEC investigation is not determinable at this time.

We believe that we have always been, and currently are in compliance with all regulations that materially affect us and our operations, and that we have acted in accordance with our operating agreement prior to its termination as a result of the Conversion Transactions. However, there can be no guarantee that this is the case or that the above-described or other matters will be resolved favorably, or that we or our affiliates may not incur additional significant legal and other defense costs, damage or settlement payments, regulatory fines, or limitations or prohibitions relating to our or our affiliates’ business activities, any of which could harm our operations.

Item 1A.	Risk Factors

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Item 1A, “Risk Factors,” in our previously filed Form 10-K, which could materially affect our business, financial condition or results of operations.  The risks described below are not the only risks we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

Risks Related to Our Business Strategy and Our Operations:

We cannot assure you that all conditions to the loan agreement with NW Capital will be completed and that the loan will be funded, which could significantly harm our business and operations.

On April 26, 2011, we announced that we had entered into a funding commitment letter with NWRA Ventures I, LLC, or NW Capital, with respect to a contemplated $50 million convertible loan, subject to certain terms and conditions. NW Capital is to seek to fund the loan on or about May 16, 2011, but no later than May 31, 2011, subject to extension under certain circumstances.  We can provide no assurance that the loan will close in a timely manner or at all. The loan is subject to satisfaction of specified closing conditions, including, without limitation, the receipt of additional loan commitments, the absence of a material adverse effect, the satisfaction of certain conditions precedent and other conditions. We cannot assure you that the conditions to the loan agreement will be satisfied, or that the loan will be funded in the expected time frame or at all.  If the loan is not funded, the value of our common stock, our liquidity and future business and operations could be further harmed and may be subject to material risks, such as:

•	uncertainty surrounding the future direction of our business, available alternatives and strategy;
•	the diversion of the attention of our management to the loan agreement instead of to our operations and the pursuit of other opportunities that could have been beneficial to our business;
•
our costs related to the loan, such as legal, accounting and some of the fees of our consultants and financial advisors, must be paid even if the loan is not funded and we and our stockholders do not realize any benefits of the loan; and

•
we will be required to pay NW Capital a $5 million termination fee in the event we fail to close the loan (or NW Capital fails to close the loan as a result of certain actions or inactions by us) or we terminate the proposed loan transaction and enter into an alternate transaction within 12 months.

Further, if the loan is not funded and our board of directors determines to seek another financing arrangement, we may not be able to find a new financing prospect or enter into or consummate a new loan. Any other financing prospect may require us to pay higher fees or interest or require more restrictive covenants than that which is contemplated by the NW Capital loan. In addition, while the commitment letter is in effect, subject to specified exceptions, we may not initiate, solicit or engage any conversations regarding a similar or alternative transaction to the loan.

If the contemplated NW Capital loan transaction closes, the loan agreement will contain restrictive covenants, which will limit certain actions we might otherwise take without NW Capital's consent. Their interests may not coincide with yours and they may make decisions with which you disagree.

Under the proposed terms of the NW Capital loan agreement, restrictive covenants will limit certain actions we might otherwise take. NW Capital or its affiliates, upon conversion of the loan to Series A preferred stock, which in turn is convertible into common stock, would beneficially own approximately 23.7% of our common stock. This ownership may increase further as a result of a portion of accrued interest options on the notes or PIK dividends on the Series A preferred stock, if NW Capital elects to purchase of any notes not subscribed to in the rights offering is undersubscribed, or if NW Capital consummates a proposed $10 million tender offer for shares of our Class B and Class C common stock. In addition, if NW Capital converts the loan into Series A preferred stock, it will hold a majority of outstanding preferred stock and effectively have the ability to control the appointment of two directors to our board of directors. The preferred directors have approval rights over nominations of directors elected by holders of common stock and will also have the power to exercise control over most of the rights, powers and preferences of holders of Series A preferred stock without a vote of the holders of Series A preferred stock. Further, taking certain actions, including breaching any of our material obligations to the holders of Series A preferred stock under the certificate of designation, if a material adverse event occurs under the certificate of designation or if any certification, representation or warranty made by us in the certificate of designation shall have been false or misleading in any material respect as of the issuance date of the Series A preferred stock, could result in a default under the terms of the Series A preferred stock. Without the consent of these two directors we may not undertake certain actions, including the creation of shares of our common stock on parity or senior to the NW Capital loan, changing the total number of our board of directors and consenting to the transfer of shares of Series A preferred stock. NW Capital’s interests may not always coincide with our interests as a company or the interests of our other stockholders. Accordingly, NW Capital will have significant approval rights over our business and operations. NW Capital would also have considerable influence over our corporate affairs and actions, and make it difficult or impossible to enter into certain transactions without the support of NW Capital.

In addition, we have entered into a long-term advisory services contract with NWRA for the provision of various services.

Our financing facilities in the future, including the NW Capital loan if it closes, may contain restrictive covenants relating to our operations, which could harm our business, results of operations, ability to pay dividends to our stockholders and the market value of our common stock.

The NW Capital loan agreement contains certain restrictive covenants, which limit certain actions we might otherwise take without NW Capital’s consent. These restrictive covenants include, without limitation, our ability to sell, encumber or otherwise transfer certain assets, declare or pay any dividend or take similar actions (except, subject to certain conditions, we may pay dividends on our common stock not in excess of 1% per annum of the net book value of the common stock for the first eight quarters following the closing of the NW Capital loan), incur any additional indebtedness until after the second anniversary of the NW Capital loan pursuant to certain lines of credit if pledged asset coverage values continue to be met, or issue any equity securities, subject to certain exceptions. In addition, we may not increase or decrease the number of members on our board of directors, or establish any board committee other than in the ordinary course of business or take certain actions with respect to employee benefit plans and incentive compensation plans. If we fail to meet or satisfy any of these covenants, we would be in default under the loan agreement, and NW Capital could elect to declare loans outstanding to us due and payable, require the posting of additional collateral and enforce their respective interests against existing collateral from us. A default also could limit significantly our financing alternatives, which could cause us to curtail our investment activities or prematurely dispose of assets.

In addition, to the extent we obtain additional debt financing as a borrower, lenders (especially in the case of bank credit facilities) may impose restrictions on us that would affect our ability to incur additional debt, make certain acquisitions, reduce liquidity below certain levels, pay dividends to our stockholders, redeem debt or equity securities and impact our flexibility to determine our operating policies and business strategies.

We may continue to record losses as a result of additional provisions for credit losses, impairment charges and interest incurred on, existing or new, indebtedness which may further harm our results of operations.

Due primarily to the recording of provisions for credit losses relating to our commercial mortgage loans, impairment charges on real estate owned and continuing operating deficits, we reported a net loss of $74.5 million, $117.0 million and $5.4 million for the years ended December 31, 2009, 2010 and the three months ended March 31, 2011, respectively. As of March 31, 2011, our accumulated deficit aggregated $531.0 million. Our historical business model relied on the availability of third-party capital to our borrowers to re-finance short-term commercial real estate bridge loans that we provided to the borrowers to facilitate real estate entitlement and development. However, the erosion of the U.S. and global credit markets in 2008 and 2009, including a significant and rapid deterioration of the commercial mortgage lending and related real estate markets, has substantially curtailed the availability of traditional sources of take-out financing. As a result, we have experienced increased default and foreclosure rates on our commercial real estate mortgage loans. In addition, as a result of these changes, we modified certain commercial real estate mortgage loans, including modifications to the applicable periodic repayment rates and extended maturity dates by two years or longer. We may continue to record net losses in the future as a result of additional provisions for record losses impairment charges, interest on indebtedness or otherwise which may further harm our results of operations.

Despite management’s efforts to generate liquidity through asset dispositions, debt financing or other means, there is no assurance that we will be successful in selling real estate assets in a timely manner to sufficiently fund operations or obtaining additional financing, and if available, there are no assurances that the financing will be at commercially acceptable terms. Failure to address this liquidity issue within the timeframe permitted may have a further material adverse effect on our business, results of operations, and financial position. These conditions and circumstances raise substantial doubt as to our ability to continue operating as a going concern.

If we are required to fund the entire amount of unfunded loans-in-process, our liquidity may be further adversely affected.

We have original contractual commitments on unfunded commercial mortgage loans to our borrowers in process and interest reserves totaling $40.3 million at March 31, 2011, of which we estimate we will be required to fund no more than $9.1 million and no more than $4.3 million in cash. The latter amount excludes amounts of previous commitments that we are no longer legally obligated to fund because the borrowers are in default, the loans have been modified to lower the funding amount, or the loan funding was contingent on various project milestones which were not met. If we are required to fund any of the unfunded contractual commitments to our borrowers for unfunded commercial mortgage loans-in-process, this could adversely affect our liquidity. For more information about our loan fundings, see the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations of IMH Financial Corporation —Requirements for Liquidity — Loan Fundings.”

Acquiring ownership of property, through foreclosure or otherwise, subjects us to the various risks of owning real property and we could incur unexpected costs and expenses, which could harm our business.

We have acquired real property in connection with foreclosures of our commercial mortgage loans in which we have invested, and we may acquire additional real property in this manner in the future. As of March 31, 2011, we owned 42 properties with an aggregate net carrying value of $96.8 million and had commenced enforcement action on 21 additional properties. As an owner of real property, we will incur some of the same obligations and be exposed to some of the same risks as the borrower was prior to our foreclosure on the applicable loan.

We may not be able to utilize our built-in losses as anticipated, which could result in greater than anticipated tax liabilities.

Due to the significant decline in the real estate markets in recent years, we believe that the combination of existing net operating loss carryforwards and the excess of our tax basis of our existing assets over the fair market value of such assets total approximately $251.7 million. Subject to certain limitations, such “built-in losses” may be available to offset future taxable income and gain from our existing assets as well as potentially income and gain from new assets we acquire. Our ability to use our built-in losses is dependent upon our ability to generate taxable income in future periods. In addition, the use of our built-in losses is subject to various limitations. For example, there will be limitations on our ability to use our built-in losses or other net operating loss carryforwards if we undergo a “change in ownership” for U.S. federal income tax purposes. In addition, it is possible that our built-in losses may not be fully available or usable in the manner anticipated. To the extent these limitations occurred or governmental challenges were asserted and sustained with respect to such built-in losses, we may not be permitted to use our built-in losses to offset our taxable income, in which case our tax liabilities could be greater than anticipated.

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

In connection with the contemplated loan with NW Capital, and in light of the elevated role NWRA will play in helping us manage our asset portfolio pursuant to the advisory services agreement discussed above, Shane C. Albers, our CEO and founder, has elected to resign as an officer and director of the Company and its various subsidiaries, subject to the funding of the prospective NW Capital transaction, and other conditions, including, without limitation, the sale of his stock in the Company to a third party, as set forth in the Separation Agreement and General Release between Mr. Albers and the Company, dated as of April 20, 2011, and other agreements.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

There were no sales of common shares during the quarter ended March 31, 2011.

Item 3.	Default Upon Senior Securities

Not applicable

Item 4.	(Removed and Reserved)

Not applicable

Item 5.	Other Information.

Not applicable

Item 6.	Exhibits

Exhibit

No.	Description

3.1	Form of Certificate of Designation of Convertible Series A Preferred Stock (filed as Exhibit 3.1 to Current Report on Form 8-K on April 26, 2011 and incorporated herein by reference).

4.1	Registration Rights Agreement (filed as Exhibit 4.1 to Current Report on Form 8-K on April 26, 2011 and incorporated herein by reference).

10.1
Amended and Restated Consulting Agreement by and between IMH Financial Corporation and ITH Partners, LLC (filed as Exhibit 10.6 to Current Report on Form 8-K on April 26, 2011 and incorporated herein by reference).

10.2	Commitment Letter by and between IMH Financial Corporation and NWRA Ventures I, LLC (filed as Exhibit 10.1 to Current Report on Form 8-K on April 26, 2011 and incorporated herein by reference).

10.3	Loan Agreement by and between IMH Financial Corporation and NWRA Ventures I, LLC (filed as Exhibit 10.2 to Current Report on Form 8-K on April 26, 2011 and incorporated herein by reference).

10.4	Form of Promissory Note (filed as Exhibit 10.3 to Current Report on Form 8-K on April 26, 2011 and incorporated herein by reference).

10.5	Advisory Services Agreement with New World Realty Advisors, LLC (filed as Exhibit 10.3 to Current Report on Form 8-K on April 26, 2011 and incorporated herein by reference).

10.6	Separation Agreement with Shane Albers (filed as Exhibit 10.6 to Current Report on Form 8-K on April 26, 2011 and incorporated herein by reference).

10.7	Employment Agreement with William Meris (filed as Exhibit 10.7 to Current Report on Form 8-K on April 26, 2011 and incorporated herein by reference).

10.8	Employment Agreement with Steven Darak (filed as Exhibit 10.8 to Current Report on Form 8-K on April 26, 2011 and incorporated herein by reference).

31.1*	Certification of Chief Executive Officer of IMH Financial Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer of IMH Financial Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*†	Certification of Chief Executive Officer and the Chief Financial Officer of IMH Financial Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

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

Date: May 16, 2011	IMH FINANCIAL CORPORATION

	By:	/s/ Steven Darak
Steven Darak
Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Officer)

INDEX TO EXHIBITS

No.	Description

3.1	Form of Certificate of Designation of Convertible Series A Preferred Stock (filed as Exhibit 3.1 to Current Report on Form 8-K on April 26, 2011 and incorporated herein by reference).

4.1	Registration Rights Agreement (filed as Exhibit 4.1 to Current Report on Form 8-K on April 26, 2011 and incorporated herein by reference).

10.1
Amended and Restated Consulting Agreement by and between IMH Financial Corporation and ITH Partners, LLC (filed as Exhibit 10.6 to Current Report on Form 8-K on April 26, 2011 and incorporated herein by reference).

10.2	Commitment Letter by and between IMH Financial Corporation and NWRA Ventures I, LLC (filed as Exhibit 10.1 to Current Report on Form 8-K on April 26, 2011 and incorporated herein by reference).

10.3	Loan Agreement by and between IMH Financial Corporation and NWRA Ventures I, LLC (filed as Exhibit 10.2 to Current Report on Form 8-K on April 26, 2011 and incorporated herein by reference).

10.4	Form of Promissory Note (filed as Exhibit 10.3 to Current Report on Form 8-K on April 26, 2011 and incorporated herein by reference).

10.5	Advisory Services Agreement with New World Realty Advisors, LLC (filed as Exhibit 10.3 to Current Report on Form 8-K on April 26, 2011 and incorporated herein by reference).

10.6	Separation Agreement with Shane Albers (filed as Exhibit 10.6 to Current Report on Form 8-K on April 26, 2011 and incorporated herein by reference).

10.7	Employment Agreement with William Meris (filed as Exhibit 10.7 to Current Report on Form 8-K on April 26, 2011 and incorporated herein by reference).

10.8	Employment Agreement with Steven Darak (filed as Exhibit 10.8 to Current Report on Form 8-K on April 26, 2011 and incorporated herein by reference).

31.1*	Certification of Chief Executive Officer of IMH Financial Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer of IMH Financial Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*†	Certification of Chief Executive Officer and the Chief Financial Officer of IMH Financial Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

†
This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Exchange Act, and is not to be incorporated by reference into any filings of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.