Form 10-Q
period 2011-06-30
IMH Financial Corp
filed 2011-08-15
CIK 1397403

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

____________________
FORM 10-Q

(Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended June 30, 2011

or

[  ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

The registrant had 50,000 shares of Common Stock, 3,811,342 shares of Class B-1 Common Stock, 3,811,342 shares of Class B-2 Common Stock, 7,735,169 shares of Class B-3 Common Stock, 627,579 shares of Class B-4 Common Stock and 838,448 shares of Class C Common Stock, which were collectively convertible into 16,873,880 outstanding common shares as of August 15, 2011.

IMH FINANCIAL CORPORATION
QUARTERLY REPORT ON FORM 10-Q

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

IMH FINANCIAL CORPORATION
(formerly known as IMH Secured Loan Fund, LLC)
Condensed Consolidated Balance Sheets
(In thousands, except unit and share data)

	December 31,	June 30,
	2010	2011
		(unaudited)
ASSETS
Cash and Cash Equivalents	$831	$24,778
Funds Held in Escrow	-	7,825
Mortgage Loans Held for Sale, Net of Valuation Allowance	123,200	117,224
Accrued Interest	8,074	7,222
Other Receivables	4,981	4,213
Real Estate Acquired through Foreclosure Held for Sale	31,830	39,327
Real Estate Held for Development	57,642	53,599
Deferred Financing Costs, Net	447	6,593
Other Assets	1,468	2,981
Property and Equipment, Net	1,462	1,216

Total Assets	$229,935	$264,978

LIABILITIES
Accounts Payable and Accrued Expenses	$5,285	$2,999
Accrued Property Taxes	4,606	5,152
Dividends Payable	-	506
Notes Payable	16,458	14,076
Accrued Interest Payable	106	780
Liabilities of Assets Held for Sale	1,934	2,383
Funds Held For Others	183	255
Convertible Notes Payable	-	39,552
Exit Fee Payable	-	10,448

Total Liabilities	28,572	76,151
Commitments, Contingent Liabilities and Subsequent Events (Notes 9 and 10)

STOCKHOLDERS' EQUITY
Common stock, $.01 par value; 200,000,000 shares authorized;
16,809,766 shares outstanding at December 31, 2010 and 16,873,880 June 30, 2011	168	169
Preferred stock, $.01 par value; 100,000,000 shares authorized;
none outstanding	-	-
Paid-in Capital	726,750	726,496
Accumulated Deficit	(525,555)	(537,838)
Total Stockholders' Equity	201,363	188,827

Total Liabilities and Stockholders' Equity	$229,935	$264,978

The accompanying notes are an integral part of these statements

IMH FINANCIAL CORPORATION
(formerly known as IMH Secured Loan Fund, LLC)
Unaudited Condensed Consolidated Statements of Operations
(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2011	2010	2011

REVENUE:
Mortgage Loan Income	$434	$313	$956	$666
Rental Income	424	451	833	939
Investment and Other Income	77	117	153	300

Total Revenue	935	881	1,942	1,905

COSTS AND EXPENSES:
Property Taxes for Real Estate Owned	314	735	1,360	1,575
Other Operating Expenses for Real Estate Owned	706	831	1,187	1,660
Professional Fees	1,356	1,257	2,755	2,609
Default and Related Expenses	154	279	360	518
General and Administrative Expenses	254	4,279	318	5,893
Organizational Costs	-	110	-	300
Offering Costs	-	-	-	209
Interest Expense	596	1,490	840	2,268
Depreciation and Amortization Expense	214	456	633	909
Loss (Gain) on Disposal of Assets	1,000	(208)	1,000	(282)
Total Operating Expenses	4,594	9,229	8,453	15,659

Provision for (Recovery of) Credit Losses	27,550	(3,000)	27,550	(3,000)
Impairment of Real Estate Owned	10,985	1,529	10,985	1,529

Total Costs and Expenses	43,129	7,758	46,988	14,188

Loss Before Income Taxes	(42,194)	(6,877)	(45,046)	(12,283)

Provision for Income Taxes	-	-	-	-

NET LOSS	$(42,194)	$(6,877)	$(45,046)	$(12,283)

Net Loss per Share	$(2.61)	$(0.41)	$(2.78)	$(0.73)
Weighted Average Common Shares Outstanding	16,141,239	16,832,778	16,188,991	16,826,740

The accompanying notes are an integral part of these statements

IMH FINANCIAL CORPORATION
(formerly known as IMH Secured Loan Fund, LLC)
Unaudited Condensed Consolidated Statement of Stockholders’ Equity
Six Months Ended June 30, 2011
 (In thousands, except unit and share data)

					Total
	Common Stock			Accumulated	Stockholders'
	Shares	Amount	Paid-in Capital	Deficit	Equity

Balances at December 31, 2010	16,809,766	$168	$726,750	$(525,555)	$201,363

Stock-Based Compensation	64,114	1	252	-	253
Dividends Declared	-	-	(506)	-	(506)
Net Loss - Six Months Ended June 30, 2011	-	-	-	(12,283)	(12,283)
Totals for period	64,114	1	(254)	(12,283)	(12,536)

Balances at June 30, 2011	16,873,880	$169	$726,496	$(537,838)	$188,827

The accompanying notes are an integral part of these statements

IMH FINANCIAL CORPORATION
 (formerly known as IMH Secured Loan Fund, LLC)
Unaudited Condensed Consolidated Statements of Cash Flows
 Six Months Ended June 30, 2011
 (In thousands)

	Six Months Ended June 30,
	2010	2011

CASH FLOWS - OPERATING ACTIVITIES
Net Loss	$(45,046)	$(12,283)
Adjustments to reconcile net loss to net
cash used in operating activities:
Provision for (Recovery of) Credit Losses	27,550	(3,000)
Impairment of Real Estate Owned	10,985	1,529
Stock-Based Compensation	-	1,286
Gain (Loss) on Disposal of Assets	1,000	(280)
Amortization of Deferred Financing Costs	182	588
Depreciation and Amortization Expense	633	909
Imputed Interest on Notes Payable	257	257
Increase (decrease) in cash resulting from changes in:
Funds held in Escrow	-	(7,825)
Due from/to Related Parties	(3,009)	-
Accrued Interest	(2,225)	(371)
Other Receivables	2,964	768
Other Assets	(3,847)	(1,786)
Accounts Payables and Accrued Expenses	374	(1,613)
Accrued Property Taxes	(317)	546
Liabilities of Assets Held for Sale	1,306	449
Funds Held for Others	17	72

Total adjustments to reconcile net loss to net cash used in operating activities	35,870	(8,471)

Net cash used in operating activities	(9,176)	(20,754)

CASH FLOWS - INVESTING ACTIVITIES
Proceeds from Sale/Recovery of Real Estate Owned	2,918	3,210
Proceeds from Sale of Loans	-	1,374
Acquisition of Manager, Net of Cash Acquired	(3,299)	-
Purchases of Property and Equipment	-	(4)
Mortgage Loan Fundings	(2,684)	(2,610)
Mortgage Loan Repayments	6,189	3,699
Investment in Real Estate Owned	(265)	(561)
Net cash provided by investing activities	2,859	5,108

CASH FLOWS - FINANCING ACTIVITIES
Proceeds from Notes Payable	12,196	1,500
Proceeds from Convertible Notes Payable	-	50,000
Repayments of Notes Payable	(2,241)	(4,139)
Repayments of Borrowings from Manager	(1,608)	-
Debt Issuance Costs	544	(7,768)

Net cash provided by financing activities	8,891	39,593

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,574	23,947

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	963	831

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,537	$24,778

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$400	$748
Real Estate Acquired Through Foreclosure	$15,345	$8,453

The accompanying notes are an integral part of these statements

IMH FINANCIAL CORPORATION
 (formerly known as IMH Secured Loan Fund, LLC)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

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

We are a real estate finance company based in the southwest United States with over 13 years of experience in various and diverse facets of the real estate lending and investment, including origination, acquisition, underwriting, documentation, servicing, marketing, disposition and enforcement of land, construction, development, and operating asset real estate loans. Our focus will be in the acquisition and origination of mortgage loans, mezzanine loans, other debt instruments and equity and preferred equity interests or investments, including high yield, short-term, senior secured commercial real estate mortgage loans.

Resignation of Shane C. Albers as Chief Executive Officer, Chairman and Director

Effective June 7, 2011, our CEO and founder, resigned from his position pursuant to the terms of a Separation Agreement and General Release (“Separation Agreement”).  William Meris, our President, has also assumed the role of CEO.

Pursuant to the terms of the Separation Agreement between Mr. Albers and us, dated as of April 20, 2011, Mr. Albers received severance of a lump-sum cash payment of $550,000.  In addition, a separate one-time payment of $550,000 was paid for our continued use of the mortgage banker’s license, for which Mr. Albers is the responsible person under applicable law until the earlier of one year or such time as we have procured a successor responsible person under the license. Mr. Albers will also receive $20,000 per month for full time transitional consulting services for an initial three month term, which was terminated subsequent to June 30, 2011 upon expiration of the initial term. Mr. Albers will also receive reimbursement for up to $170,000, payable in equal portions for 12 months, in respect of ongoing assistant services provided by our former Senior Vice-President of Loan Administration, and an additional $50,000 for reimbursement by us of legal, accounting and other expenses incurred by Mr. Albers in connection with the Separation Agreement. Finally, we have agreed to certain health and dental premiums and other benefits of Mr. Albers for one year following his separation.  All amounts paid or payable under this arrangement have been expensed by us.

Basis of Presentation

The accompanying unaudited, condensed consolidated financial statements of IFC have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for a complete set of financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the results for the periods presented have been made. Operating results for the six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2011. These condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended December 31, 2010.

IMH FINANCIAL CORPORATION
 (formerly known as IMH Secured Loan Fund, LLC)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

NOTE 1- BUSINESS, BASIS OF PRESENTATION AND LIQUIDITY - (continued)

The accompanying condensed consolidated financial statements include the accounts of IMH Financial Corporation and the following wholly-owned operating subsidiaries: Investor’s Mortgage Holdings, Inc., an Arizona corporation licensed as a mortgage banker by the state of Arizona, IMH Holdings, LLC, a Delaware limited liability corporation, and various other wholly-owned subsidiaries established in connection with the acquisition of real estate either through foreclosure or purchase.  In addition, during the six months ended June 30, 2011, we formed a new wholly-owned subsidiary, INFINET Financial Group, LLC (Infinet), to undertake an exploratory business venture to capitalize on our extensive network of broker-dealer relationships.  It is anticipated that Infinet will itself become a licensed broker-dealer with the intent of creating a retail distribution network for various manufactured or third-party investment products. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Liquidity

As of June 30, 2011, our accumulated deficit aggregated $537.8 million primarily as a direct result of provisions for credit losses and impairment charges relating to the change in the fair value of the collateral securing our loan portfolio and the fair value of real estate owned assets primarily acquired through foreclosure in prior years, as well as on-going net operating losses in recent periods resulting from the lack of income-producing assets. As a result of the erosion of the U.S. and global credit markets, we continue to experience loan defaults and foreclosures on our mortgage loans.  In addition, we have found it necessary to modify certain loans, which have resulted in extended maturities of two years or longer and believe we may need to modify additional loans in an effort to, among other things, protect our collateral.

Our liquidity plan has included obtaining additional financing, selling whole loans or participating interests in loans and selling certain of our real estate owned assets. As of June 30, 2011, our entire loan portfolio with carrying values of $117.2 million, net of the valuation allowance of $221.9 million, is held for sale. In addition, as of June 30, 2011, real estate owned (“REO”) projects with a carrying value totaling $39.3 million are being actively marketed for sale. During the six months ended June 30, 2011, we sold certain REO and experienced other recoveries of $3.2 million in cash and sold certain loans generating $1.4 million in cash.  We also received $3.7 million in loan paydowns during the six months ended June 30, 2011. Given the current state of the real estate and credit markets, we believe the realization of full recovery of the cost basis in our assets is unlikely to occur in a reasonable time frame and may not occur at all.

As more fully described in Note 7, in June 2011, we entered into and closed funding of a $50.0 million senior secured convertible loan with NWRA Ventures I, LLC (“NW Capital”).  The loan provided us with working capital and funding for our general business needs.  Also, during the six months ended June 30, 2011, we secured third-party financing from an existing lender for an additional $1.5 million for working capital needs. At June 30, 2011, we had cash and cash equivalents of $24.8 million, funds held in escrow of $7.8 million for the repayment of certain indebtedness and undisbursed loans-in-process and interest reserves funding requirements totaling $8.5 million.

IMH FINANCIAL CORPORATION
 (formerly known as IMH Secured Loan Fund, LLC)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

NOTE 1- BUSINESS, BASIS OF PRESENTATION AND LIQUIDITY - (continued)

While we have been successful in securing $50.0 million from the NW Capital loan closing to provide adequate funding for working capital purposes, there is no assurance that we will be successful in selling existing real estate assets in a timely manner or in obtaining additional financing, if needed, to sufficiently fund future operations or to implement our investment strategy.  Our failure to generate sustainable earning assets may have a further adverse effect on our business, results of operations and financial position.

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES

Our significant accounting policies are disclosed in our previously filed Annual Report on Form 10-K for the fiscal year ended December 31, 2010.  During the six months ended June 30, 2011, there have been no material changes in our significant accounting policies, except as follows:

Deferred Financing Costs

Deferred financing costs are capitalized direct costs incurred to obtain financing and are amortized over the term of the related debt using the effective interest method. Upon the extinguishment of the related debt, any unamortized capitalized debt financing costs will be immediately charged to expense.

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

In April 2011, the FASB issued ASU No. 2011-02, “Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring.” ASU No. 2011-02 clarifies the accounting principles applied to loan modifications and addresses the recording of an impairment loss. This guidance is effective for the interim and annual periods beginning on or after June 15, 2011. Given that the majority of our loan portfolio is currently in default and the credit quality of several of our borrowers has deteriorated, we anticipate that any loan restructurings or modifications of existing loans will be treated as troubled debt restructuring.  However, we do not expect this guidance will have a material impact on our current accounting or disclosures as the majority of loans are in non-accrual status and are valued based on the fair value of the underlying collateral.

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards.” ASU No. 2011-04 provides a consistent definition of fair value to ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. Some of the amendments clarify the Board’s intent about the application of existing fair value measurement requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. ASU No. 2011-04 is effective for interim and annual periods beginning after December 15, 2011. We are currently evaluating the impact that the adoption will have on our consolidated financial statements in fiscal 2012.

IMH FINANCIAL CORPORATION
 (formerly known as IMH Secured Loan Fund, LLC)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES – continued

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” ASU No. 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of stockholders’ equity. It requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Regardless of whether one or two statements are presented, an entity is required to show reclassification adjustments on the face of the financial statements for items that are reclassified from other comprehensive income to net income. ASU No. 2011-05 is to be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We are currently evaluating the impact that the adoption will have on our consolidated financial statements in fiscal 2012.

NOTE 3 – FUNDS HELD IN ESCROW

Funds held in escrow are funds that are held for a specified purpose and are segmented from our cash and cash equivalents.  As of June 30, 2011, $7.8 million was held in escrow for the settlement of a loan obligation secured by one of our REO assets.  These funds were placed into a separate escrow account in connection with, and at the time of closing of, our convertible loan agreement with NW Capital.  Subsequent to June 30, 2011, the funds were utilized for their intended purpose.

NOTE 4 – MORTGAGE LOANS, LOAN PARTICIPATIONS AND LOAN SALES

Lien Priority

Except in limited circumstances, our mortgage loans are collateralized by first deeds of trust (mortgages) on real property and generally include a personal guarantee by the principals of the borrower and often times, the loans are secured by additional collateral. However, as of June 30, 2011, there were outstanding third-party loans totaling $19.9 million secured by a portion of our collateral that were superior to our lien position on two of our loans with outstanding principal balances totaling $122.5 million.

During the six months ended June 30, 2011, we paid off one of the senior liens in the amount of $1.6 million which was treated as a protective advance under the loan.

Given the non-performing status of the majority of the loan portfolio, there has been limited loan activity during the six months ended June 30, 2011.  A roll forward of loan activity during the six months ended June 30, 2011 is as follows:

	Principal	Valuation	Carrying
	Outstanding	Allowance	Value
Balances - December 31, 2010	$417,340	$(294,140)	$123,200

Additions:
Principal fundings - cash	2,610	-	2,610
Principal fundings - asset sale financing	3,453	-	3,453
Provision for (recovery of) credit losses	-	3,000	3,000
Reductions:
Principal repayments	(3,699)	-	(3,699)
Prinicpal reduction - loan sales	(10,119)	5,448	(4,671)
Foreclosures/transfers to Real Estate Owned	(70,413)	63,744	(6,669)
Balances - June 30, 2011	$339,172	$(221,948)	$117,224

IMH FINANCIAL CORPORATION
 (formerly known as IMH Secured Loan Fund, LLC)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

NOTE 4 – MORTGAGE LOANS, LOAN PARTICIPATIONS AND LOAN SALES – (continued)

As of June 30, 2011, we had five performing loans with an average outstanding balance of $1.3 million and a weighted average interest rate of 8.2%.  The valuation allowance transferred to real estate owned is treated as a charge-off at the time of foreclosure. As of December 31, 2010 and June 30, 2011, the valuation allowance represented 70.5% and 65.4%, respectively of the total outstanding loan principal balances.

Loan Maturities and Loans in Default

The outstanding principal balances of our mortgage loans, net of the valuation allowance as of June 30, 2011, have scheduled maturity dates within the next several quarters, as follows:

Quarter	Amount	Percent	#
Matured	$202,703	59.7%	22
Q4 2011	36,146	10.7%	4
Q1 2012	3,019	0.9%	2
Q2 2012	3,250	1.0%	1
Q3 2012	93,419	27.5%	2
Q3 2013	433	0.1%	2
Q1 2014	202	0.1%	1
Total	339,172	100.0%	34

Less: Valuation Allowance	(221,948)

Net Carrying Value	$117,224

Given the non-performing status of the majority of the loan portfolio, the sustained depression of real estate values and lack of available takeout financing, we do not expect the payoffs to materialize in the respective quarters.  We may find it necessary to modify, extend or sell such loans in order to protect our collateral, maximize our return or generate additional liquidity.

Loans in Default (LID):

We continue to experience loan defaults as a result of real estate market conditions and lack of takeout financing in the marketplace.  A summary and roll-forward of activity of loans in default through June 30, 2011 is as follows:

	Total Net
	Carrying Value	# of Loans
Balances - December 31, 2010	$113,493	30

Additions:
Loans added to default - non accrual	3,361	2
Loans added to default - due to maturity	1,225	2
Allowance Adjustment	6,429

Reductions :
Loans removed from default - due to sale	53,734	(2)
Loans removed from default - foreclosure	(64,021)	(3)
Carrying Value reduced (due to additional allowance/payments)	(3,536)	-

Balances - June 30, 2011	$110,685	29

IMH FINANCIAL CORPORATION
 (formerly known as IMH Secured Loan Fund, LLC)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

NOTE 4 – MORTGAGE LOANS, LOAN PARTICIPATIONS AND LOAN SALES – (continued)

During the six months ended June 30, 2011, we foreclosed on three loans with net carrying values of $6.7 million. We are currently exercising enforcement action which we believe could lead to foreclosure upon 22 of the 29 loans in default at June 30, 2011. With respect to the loans upon which we are exercising enforcement action, we expect to complete the foreclosure process on the majority of such loans over the next six to nine months depending on actions taken by the borrower in our enforcement (such as bankruptcy).

At June 30, 2011, 27 of our 29 loans in default were in non-accrual status. Total contractual interest due for fiscal 2011 under the loans classified in non-accrual status was $21.8 million, of which $7.2 million is included in accrued interest receivable on the consolidated balance sheet and $14.6 million has not been recognized as income by us.

Excluding loans whose maturity has not been reached as of June 30, 2011, loans in default were past their scheduled maturities between 273 days and 3.25 years as of June 30, 2011.  Borrower concentrations and geographic concentrations of loans in default, related loan classifications and end-user categories have not materially changed since December 31, 2010 and any such changes are primarily a result of foreclosures.

Impaired Loans

The following table presents required disclosures under GAAP for loans that meet the definition for impaired loans:

	As of and Year Ended December 31, 2010	As of and 6 Mos. Ended June 30, 2011
	(in thousands)
Loans in Default - Impairment Status:
Impaired loans in default	$346,790	$269,103
Non-impaired loans in default	60,638	63,387
Total loans in default	$407,428	$332,490

Valuation Allowance on Impaired Loans
Impaired loans in default	$346,790	$269,103
Less: Allowance for credit loss / valuation allowance	(293,935)	(221,805)
Net carrying value of impaired loans	$52,855	$47,298

Average investment for impaired loans during period held	$337,057	$268,146

No interest income was recognized on a cash or accrual basis during the periods reflected in the preceding table for the impaired loans.

NOTE 5 – REAL ESTATE OWNED (REO)

REO assets consist primarily of properties acquired as a result of foreclosure and are reported as either held for development or held for sale, depending on whether we plan to develop such assets prior to selling them or instead sell them immediately.  REO assets held for sale are reported at the lower of cost or fair value, less estimated costs to sell the property.  REO assets held for development are reported at lower of cost or estimated realizable value.

A rollforward of REO from December 31, 2010 to June 30, 2011 is as follows (in thousands except unit data):

IMH FINANCIAL CORPORATION
 (formerly known as IMH Secured Loan Fund, LLC)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

NOTE 5 – REAL ESTATE OWNED (REO) - continued

	Held for Development	# of Projects	Held for Sale	# of Projects	Total Net Carrying Value
Balances - December 31, 2010	$57,642	15	$31,830	24	$89,472

Additions:
Loan principal transferred	-	-	6,669	3	6,669
Interest and other receivables transferred	-	-	1,623	-	1,623
Capital costs additions	286	-	275	-	561

Reductions :
Sales	(535)	(1)	(1,784)	(2)	(2,319)
Recoveries	(409)	-	(482)	-	(891)
Depreciation	(660)	-	-	-	(660)
Impairment	-	-	(1,529)	-	(1,529)
Transfers	(2,725)	(1)	2,725	1	-
Balances - June 30, 2011	$53,599	13	$39,327	26	$92,926

During the six months ended June 30, 2011, we foreclosed on three loans and took title to the underlying collateral with net carrying values totaling $6.7 million as of June 30, 2011.

During the six months ended June 30, 2011, we sold or collected recoveries for certain REO assets totaling $3.2 million, resulting in a net gain on disposal of $0.3 million. The nature and extent of future costs REO held for development depends on the level of development undertaken, the number of additional foreclosures and other factors. While our assets are generally available for sale, we continue to evaluate various alternatives for the ultimate disposition of these investments, including partial or complete development of the properties prior to sale or disposal of the properties on an as-is basis.

NOTE 6 – FAIR VALUE

Valuation Allowance and Fair Value Measurement of Loans

Our valuation analysis processes and procedures are disclosed in our previously filed Annual Report on Form 10-K for the fiscal year ended December 31, 2010.  We perform a valuation analysis of our loans not less frequently than on a quarterly basis. Evaluating the collectability of a real estate loan is a matter of judgment. We evaluate our real estate loans for impairment on an individual loan basis, except for loans that are cross-collateralized within the same borrowing groups for which we perform both an individual loan evaluation as well as a consolidated loan evaluation.  In addition to this analysis, we also complete an analysis of our loans as a whole to assess our exposure for loans made in various reporting periods and in terms of geographic diversity. We consider all relevant circumstances to determine if, and to the extent which, a valuation allowance is required.

Impairment for our collateral dependent loans is measured at the balance sheet date based on the then fair value of the collateral in relation to contractual amounts due under the terms of the applicable loan if foreclosure is probable. All of our loans are deemed to be collateral dependent.

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

IMH FINANCIAL CORPORATION
 (formerly known as IMH Secured Loan Fund, LLC)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

NOTE 6 – FAIR VALUE - continued

Real Estate Owned Asset Valuation

REO assets that are classified as held for development are considered “held and used” and are evaluated for impairment when circumstances indicate that the carrying amount exceeds the sum of the undiscounted net cash flows expected to result from the development and eventual disposition of the asset.  If an asset is considered impaired, an impairment loss is recognized for the difference between the asset’s carrying amount and its fair value, less cost to sell.  REO assets that are classified as held for sale are measured at the lower of carrying amount or fair value, less cost to sell. If we elect to change the disposition strategy for our real estate held for development, and such assets were deemed to be held for sale, we would likely record additional impairment charges, and the amounts could be significant. See our audited financial statements in our previously filed Annual Report on Form 10-K for the year ended December 31, 2010 for a detailed description of the summary of the procedures performed and assumptions utilized in connection with our impairment analysis of real estate owned assets as of and for the year ended December 31, 2010.

The following is a summary of the procedures performed in connection with our fair value analysis of loans and REOs as of and for the six months ended June 30, 2011:

1.
We reviewed the status of each of our loans to ascertain the likelihood that we will collect all amounts due under the terms of the loans at maturity based on current real estate and credit market conditions.

2.
We reviewed the status and disposition strategy of each of our REO assets to determine whether such assets continue to be properly classified as held for sale or held for development as of the reporting date.

3.
For the period ended June 30, 2011, we engaged third party valuation specialists to provide an update of complete valuations for certain of our larger loans and REO assets completed as of December 31, 2010 or March 31, 2011. The valuation updates were provided in the form of “negative assurance” letters indicating that there had been no material diminution in the fair value indications for the properties from the previous valuation date and through the period ended June 30, 2011. These letters covered 82% of the net carrying value of loans and 62.3% of the net carrying value of REO assets. While certain assets may have experienced recent market activity, none was deemed material to the overall previous valuations, individually or in the aggregate.

4.
For projects in which we have received a bona fide written third-party offer to buy our loan or REO asset, or the borrower has received a bona fide written third-party offer to buy the related project, we generally utilized the offer amount in cases where we have had earnest negotiations to sell such assets at the price point utilized (whether or not the offer was above or below the low end of the valuation range provided by the independent valuation firms). Such offers are only considered if we deem the offer to be valid, reasonable and negotiable, and we believe the offeror has the financial wherewithal to execute the transaction. At June 30, 2011, we utilized offers for six loans representing 9.1% of the loan portfolio carrying values and seven REO assets representing 9.6% of the REO carrying value based on the terms of the proposed transactions, or based on actual transactions which closed subsequent to June 30, 2011.

5.
In evaluating the balance of the portfolio not covered by the negative assurance letters or existing offers (8.9% of the loan portfolio carrying value and 28.1% of the REO portfolio carrying value), we considered the current status of the project, our direct knowledge of local market activity affecting the project, as well as other market indicators obtained through our asset management group and various third parties to determine whether there were any indications of a material increase or decrease in the value of the underlying collateral.

IMH FINANCIAL CORPORATION
 (formerly known as IMH Secured Loan Fund, LLC)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

NOTE 6 – FAIR VALUE - continued

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

As of June 30, 2011 and December 31, 2010, the highest and best use for the majority of real estate collateral subject to third-party valuation was deemed to be held for investment and/or future development, rather than being subject to immediate development and/or sale. In determining fair value  for loans as of June 30, 2011, we utilized the “as is” sales comparable valuation methodology for 18 assets, the development approach for 7 assets, the income capitalization approach for 3 assets and we utilized offers received from third parties to estimate fair value for the remaining 6 assets. In determining fair value for loans as of December 31, 2010, we utilized the “as is” sales comparable valuation methodology for 28 assets, the development approach for 6 assets, the income capitalization approach for 2 assets and we utilized offers received from third parties to estimate fair value for the remaining 2 assets. We selected a fair value within a determinable range as provided by the valuation firms.

In addition, at June 30, 2011, we utilized the “as is” sales comparable valuation methodology for 25 REO assets, the development approach for 5 assets, the income capitalization approach for 2 assets and we utilized offers received from third parties to estimate fair value for the remaining 7 REO assets.

In the event of a change in circumstances from the prior period valuation, we updated our assessment of certain loans and obtained certain updated valuations as a result of the change in circumstances. Additionally, we obtained updated third-party offers and considered other changes to the status of underlying collateral, as applicable.

June 30, 2011 Selection of Single Best Estimate of Value for Loans

In determining the single best estimate of value for the June 30, 2011 valuation analysis, in our judgment, the updated market participant information and other economic data points continue to provide comparable market participant data that was available at December 31, 2010 and March 31, 2011.

Pricing in recent transactions does not appear to be improving in the short-term and is reflective of current market values by market participants.  The updated information and our analysis of the collateral indicated on-going weak market conditions, continued high levels of unemployment, and corresponding depressed real estate values, consistent with such indications provided at December 31, 2010 and March 31, 2011.  The extended recession has reduced the number and credit quality of potential buyers for real estate assets, including new homes and increased the likelihood that additional supply may flood the market in the form of foreclosures.  Also, while interest rates remain low which provides a basis for growth, the purchase money financing remains difficult to secure and economic conditions have remained at deteriorated levels.  As such, housing demand and real estate in general is expected to remain weak over the short-term and will likely not begin to increase until the economy strengthens and the housing market shows signs of recovery.

IMH FINANCIAL CORPORATION
 (formerly known as IMH Secured Loan Fund, LLC)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

NOTE 6 – FAIR VALUE – continued

As a result of the ongoing challenges related to the residential marketplace, the likely buyer of such real estate tends to be investors seeking to acquire lots at heavily discounted prices, with the intent of holding such property for an intermediate to long-term period, speculating on the rebound of the housing market and eventual need for newly constructed housing.  As previously described, we obtained negative assurance letters from our third-party valuation firms covering 82% of our loans and 62.3% of REO assets concluding there was no material diminution in the fair value indications as of June 30, 2011 since the completion of the last full valuations for the underlying real estate. The valuation reports generally provide a range of values for the real estate valued rather than a single point estimate because of variances in the potential value indicated from the available sources of market participant information. The selection of a value from within a range of values depends upon specific market conditions for each property valued and its stage of entitlement or development. In addition to third-party valuation negative assurance letters obtained, we utilized recently received bona fide purchase offers from independent third-party market participants when such offers are considered valid. In selecting the single best estimate of value, we considered the information in the valuation reports, credible purchase offers received, as well as multiple observable and unobservable inputs as described below.

A summary of selected real estate and general economy-related published market participant observations which influenced management’s current assessment of market status and trends follows:

•
According to a Bloomberg news article in June 2011, US home builders’ confidence declined sharply to 13 in June 2011, after holding relatively steady for the past six months at 17.  The last time the index was this low was in September 2010.  The National Association of Home Builders Market Index is a seasonally-adjusted index based on a monthly survey of home builders of single-family detached home and is comprised of three survey components: present sales, six month sales expectations and traffic of prospective buyers. The index results range between one and 100, with one being the worst and 100 being the best.  An index level of 50 indicates that home builders view sales conditions as equally good as poor.

•
According to the press release regarding the Federal Reserve’s June 2011 meeting, investment in nonresidential structures is still weak and the housing sector continues to be depressed. The Federal Reserve’s June 2011 report stated that the outlook in commercial real estate markets stayed weak; prices of commercial properties fell a bit further in the first quarter, and the volume of commercial property sales remained light. The delinquency rate for securitized commercial mortgages continued to climb in May and indexes of prices of credit default swaps on commercial mortgages declined over the intermeeting period.

•
The International Monetary Fund (IMF) in June 2011 cut its US growth forecast for 2011 from 2.8 percent to 2.5 percent.  Growth in the advanced economies is projected to average about 2.5 percent during 2011–12, slightly weaker than in the April 2011 World Economic Outlook. This would represent a modest deceleration from an average of about 3 percent in 2010. For 2011, growth is expected to be weaker than previously projected in the United States.

The IMF acknowledges that there is little recovery in the labor market and states “some credit rating agencies have already put U.S. credit ratings on negative watch. Growth also disappointed in the United States, in part due to transitory factors—including higher commodity prices, bad weather, and supply chain disruptions from the Japanese earthquake on U.S. manufacturing.  After easing through much of the first half of 2011, global financial conditions have become more volatile since late May. This reflects market concerns about the recent softening in activity and persistent housing market weakness observed in the United States.”  Additionally, the IMF states that the key fiscal priority for the United States is to implement credible and well-paced consolidation programs focused on bolstering medium-term debt sustainability.

IMH FINANCIAL CORPORATION
 (formerly known as IMH Secured Loan Fund, LLC)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

NOTE 6 – FAIR VALUE - continued

We believe the above observable inputs combined with other observable and unobservable inputs and management’s specific knowledge related to marketing activity surrounding the underlying real estate assets have resulted in the utilization of values at the lower end of the valuation range. Management’s confidence in the ability to sell existing assets as a price above the low end of the range has been further eroded by recent transactions. As a result, in our judgment, for each of our loans not supported by recent bona fide independent third-party purchase offers or those assets which were supported by specific circumstances in using a basis other than the low end value, several economic indicators, market participant data and other third party sources referenced provide evidence that the breadth and depth of the real estate and economic downturn has continued to be wider and deeper than most predicted. Accordingly, with the exception of specific assets, management generally considered the low end of the range to be most representative of fair value, less cost to sell, based on current market conditions at June 30, 2011, consistent with prior reporting periods.  Management continues to monitor both macro and micro-economic conditions through the date of filing of its quarterly financial statements to determine the impact of any significant changes that may have a material impact on the fair value of our real estate assets.

For the valuation ranges on the underlying loan collateral for the 34 loans as of June 30, 2011, we used the high end of the third-party valuation range for seven assets whose locations were geographically desirable and supported by recent comparable transactions, and the mid-point value for two assets in determining impairment losses based on the entitlement status and quality of the collateral and financial strength of the related borrowers. Due to the uncertainty in market conditions noted above, we utilized the low end value for 19 assets whose geographic location, entitlement status and long-term development plan made such assets, in management’s opinion, less desirable and marketable to market participants. For the remaining six loans, our estimate of fair value was based on current bona fide offers or actual transactions with independent third-party market participants to sell the loans which closed subsequent to June 30, 2011.

Based on the results of our evaluation and analysis, while some loans experienced declines in fair value, other loans improved in fair value resulting in an overall reduction in the valuation allowance during the period ended June 30, 2011. Based on our analysis, we recorded a recovery of credit losses of $3.0 million for the six and three months ended June 30, 2011 and a provision for credit losses totaling $27.6 million during the comparable period in 2010. As of June 30, 2011, the valuation allowance totaled $221.9 million, representing 65.4% of the total outstanding loan principal balances. As of December, 2010, the allowance for credit loss totaled $294.1 million, representing 70.5% of the total loan portfolio principal balances. The reduction in the overall allowance is primarily attributed to the transfer of the allowance associated with loans on which we foreclosed during the period. With the existing valuation allowance recorded as of June 30, 2011, we believe that, as of that date, the fair value of the underlying collateral of our loans is adequate in relation to the net carrying value of loan principal and accrued interest and that no additional valuation allowance is considered necessary.

In addition, during the six months ended June 30, 2011 and 2010, we recorded impairment charges of $1.5 million and $11.0 million, respectively, relating to the impairment in value of REO held for development or the write-down of REO held for sale to its fair value. As of December 31, 2010 and June 30, 2011, 93% of the carrying value of real estate owned assets were valued on an “as is” basis while 7% were valued on an “as developed” basis.

While the above results reflect management’s assessment of the fair value of our real estate assets as of June 30, 2011 and December 31, 2010 based on currently available data, we will continue to evaluate our loans in the remaining quarters of 2011 and beyond to determine the adequacy and appropriateness of the valuation allowance.

IMH FINANCIAL CORPORATION
 (formerly known as IMH Secured Loan Fund, LLC)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

NOTE 6 – FAIR VALUE - continued

Depending on market conditions, such updates may yield materially different values and potentially increase or decrease the valuation allowance for loans or impairment charges for REO assets.

Valuation Categories

Except for mortgage loans and REO held for sale which are measured at fair value on a non-recurring basis for purposes of determining valuation with respect to our valuation allowance and impairment charges, none of our other assets or liabilities is measured at fair value on a recurring or non-recurring basis. The following table presents the categories for which net mortgage loans and REO held for sale are measured at fair value based upon the lowest level of significant input to the valuations as of December 31, 2010 and June 30, 2011, respectively (in thousands):

	December 31, 2010			June 30, 2011
	Significant			Significant
	Other	Significant		Other	Significant
	Observable	Unobservable		Observable	Unobservable
	Inputs	Inputs		Inputs	Inputs
Description:	(Level 2)	(Level 3)	Total	(Level 2)	(Level 3)	Total
Net Mortgage Loans:
Pre-entitled Land:
Held for Investment	$-	$1,405	$1,405	$-	$1,387	$1,387
Processing Entitlements	-	16,363	16,363	5,520	13,839	19,359
	-	17,768	17,768	5,520	15,226	20,746
Entitled Land:
Held for Investment	-	6,425	6,425	-	4,304	4,304
Infrastructure under Construction	-	11,612	11,612	-	11,126	11,126
Improved and Held for Vertical Construction	-	5,549	5,549	4,746	-	4,746
	-	23,586	23,586	4,746	15,430	20,176
Construction & Existing Structures:
New Structure - Construction in-process	964	15,550	16,514	-	15,718	15,718
Existing Structure Held for Investment	3,737	4,480	8,217	402	5,251	5,653
Existing Structure - Improvements	-	57,115	57,115	-	54,931	54,931
	4,701	77,145	81,846	402	75,900	76,302
Total Mortgage Loans	$4,701	$118,499	$123,200	$10,668	$106,556	$117,224

Total Real Estate Held for Sale	$4,065	$27,765	$31,830	$11,529	$27,798	$39,327

Note: There are no mortgage loans or REO held for sale that was measured at fair value using Level 1 inputs.

The table presented below summarizes the change in balance sheet carrying values associated with the mortgage loans and REO  held for sale measured using significant unobservable inputs (Level 3) during the six months ended June 30, 2011 (in thousands):

IMH FINANCIAL CORPORATION
 (formerly known as IMH Secured Loan Fund, LLC)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

NOTE 6 – FAIR VALUE - continued

	Mortgage	Real Estate Held
	Loans, net	for Sale, net

Balances, December 31, 2010	$118,499	$27,765

Mortgage Loan Fundings/Capital Additions	2,610	191
Mortgage Loan Repayments	(4,916)	-
Transfers to REO/ from Loans	(6,670)	5,506
Asset sales/recoveries	-	(1,614)
Transfers into (out of) level 3	(5,967)	(2,521)
Included in earnings:
Provision for credit losses	3,000	-
Impairment of Real Estate Owned	-	(1,529)

Balances, June 30, 2011	$106,556	$27,798

NOTE 7 – DEBT AND NOTES PAYABLE

A rollforward of notes payable and related obligations from December 31, 2010 to June 30, 2011 is as follows, in thousands:

Beginning Balance - December 31, 2010	$16,458

Additions:
Convertible Notes Payable	39,552
Exit Fee Payable	10,448
Bank Notes	1,500
Accretion of Discount	257

Reductions:
Repayment - Bank Notes	(4,139)

Ending Balance - June 30, 2011	$64,076

Interest expense for the six months ended June 30, 2010 and 2011 was $0.8 million and $2.3 million, respectively.

Convertible Notes Payable/Exit Fee Payable:

On June 7, 2011, we entered into and closed funding of a $50.0 million senior secured convertible loan with NW Capital.  The loan matures on June 6, 2016 and bears interest at a rate of 17% per year.  The lender has elected to defer all interest due for the first six months following the loan closing date.  Thereafter, the lender, at its sole option, may make an annual election to defer a portion of interest due representing 5% of the total accrued interest amount, with the balance (12%) payable in cash.  Deferred interest shall be capitalized and added to the outstanding loan balance on a quarterly basis.  Interest is payable quarterly in arrears beginning on January 1, 2012, and thereafter each April, July, October and January during the term of the loan.

In addition, we are required to pay an exit fee (“Exit Fee”) at maturity equal to 15% of the then outstanding principal, unpaid accrued and deferred interest and other amounts owed under the loan agreement. The Exit Fee is considered fully earned under the terms of the loan agreement and has been recorded as a liability with an offsetting amount reflected as a discount to the convertible note payable.  The Exit Fee and discount of $10.4 million was estimated assuming the lender elected its annual interest deferral option over the term of the loan.  This amount is being amortized to interest expense over the term of the loan using the effective interest method.  The loan is severally, but not jointly guaranteed by substantially all of our existing and future subsidiaries, subject to certain exceptions and releases, and is secured by a security interest in most of our assets.  The loan may not be prepaid prior to December 7, 2014 and is subject to substantial prepayment fees and premiums.  At the time of prepayment, if any, we would be also required to buy back all of the common shares then held by NW Capital or its affiliates which were acquired from our former CEO or from any tender offer by NW Capital at a purchase price equal to the greater a) NW Capital’s original purchase price and b) the original purchase price plus 50% of the excess book value over the original purchase price.

IMH FINANCIAL CORPORATION
 (formerly known as IMH Secured Loan Fund, LLC)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

NOTE 7 – DEBT AND NOTES PAYABLE – continued

The proceeds from the loan may be used for providing working capital and funding our other general business needs; meeting certain obligations with respect to our real property owned, and, as applicable, the development, redevelopment and construction with respect to certain of such properties; to meet certain obligations with respect to, and to enforce certain rights under, the collateral for our loans; to originate and acquire mortgage loans or other investments; to pay costs and expenses incurred in connection with the convertible loan; and such other purposes as may be approved by NW Capital in its discretion.

Conversion Feature:

The loan is convertible into IMH Financial Corporation Series A preferred stock with a liquidation preference of $9.58 per share at any time prior to maturity at an initial conversion rate of 104.3 shares of our Series A preferred stock per $1,000 principal amount of the loan, subject to adjustment, including weighted average antidilution protection for certain dilutive issuances. Each share of Series A preferred stock is ultimately convertible into one share of our common stock. The initial conversion price represents a 20% discount to the net book value per share of common stock on a GAAP basis as reported in our audited financial statements as of December 31, 2010.

Dividends on the Series A preferred stock will accrue from the issue date at the rate of 17% of the issue price per year, payable quarterly in arrears on the first business day of each April, July, October and January of each year.  Similar to the note terms, the lender may, at its option, annually elect to defer 5% of the accrued dividends.  Generally, no dividend may be paid on the common stock during any fiscal year unless all accrued dividends on the Series A preferred stock have been paid in full.  However, the lender has agreed to allow the payment of dividend to common stockholders for the first eight quarters following the loan closing in an annual amount of up to 1% of the GAAP book value of the Company’s common stock as of the immediately preceding December 31.  All issued and outstanding shares of Series A preferred stock will be required to convert into voting common stock upon closing of the sale of shares of common stock to the public at a price equal to or greater than 2.5 times the $9.58 conversion price in a firm commitment underwritten public offering and listing of the common stock on a national securities exchange within three years of the date of the loan resulting in at least $250 million of gross proceeds.

Mandatory Redemption:

We are obligated to redeem all outstanding shares of Series A preferred stock on the fifth anniversary of the loan date in cash, at a price equal to 115% of the original purchase price, plus all accrued and unpaid dividends (whether or not earned or declared), if any, to and including the date fixed for redemption, without interest.

In addition, the Series A preferred stock has certain redemption features in the event of default similar to the convertible note default terms.

Restrictive Covenants:

The loan agreement also contains certain restrictive covenants which require NW Capital’s consent as a condition to our taking certain actions. The restrictive covenants relate to our ability to sell or encumber our assets, issue additional indebtedness, restructure or modify our ownership structure, settlement of litigation over $10.5 million and other operational matters.

IMH FINANCIAL CORPORATION
 (formerly known as IMH Secured Loan Fund, LLC)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

NOTE 7 – DEBT AND NOTES PAYABLE – continued

Deferred Financing Costs:

In connection with the NW Capital closing, we incurred approximately $8.0 million of debt issuance costs which is included in deferred financing costs, net of accumulated amortization, on the accompanying condensed consolidated balance sheet. These costs include legal, consulting and accounting fees, costs associated with due-diligence analysis and the issuance of common stock to an outside consultant directly associated with securing the $50.0 million in financing.  These costs are being amortized over the term of the loan using the effective interest method.

Other Notes Payable Activity

Also during the six months ended June 30, 2011, we obtained a $1.5 million note payable to a bank dated January 13, 2011, secured by certain finished residential lots owned with a carrying value of $1.0 million and a note receivable with a principal balance of $41.7 million, bearing annual interest at 12% and matures January 2012. This loan was paid in full as of June 30, 2011 using proceeds from the NW Capital loan.

The lender of the $7.5 million note secured by one of our REO assets contended that the NW Capital loan is in violation of a restrictive covenant of that loan and, subsequent to June 30, 2011, declared a default on the loan and commenced enforcement action against us.  The loan was repaid in full subsequent to June 30, 2011 utilizing the funds held in escrow at June 30, 2011.  However, we are pursuing legal remedies in connection with the lender’s collection of certain penalties and interest.

NOTE 8 — SHARES, SHARE-BASED COMPENSATION AND EARNINGS PER SHARE

Shares of Common Stock, Class B Common Stock, Class C Common Stock and Class D Common Stock share proportionately in our earnings and losses.

The following table summarizes outstanding common shares as of June 30, 2011:

	Common Stock
	Class A	Class B-1	Class B-2	Class B-3	Class B-4	Class C	Total Shares

Balances at December 31, 2010	-	3,811,342	3,811,342	7,721,055	627,579	838,448	16,809,766
Share Awards Granted	50,000			14,114			64,114
Balances at June 30, 2011	50,000	3,811,342	3,811,342	7,735,169	627,579	838,448	16,873,880

Sale of Stock

As discussed in Note 1, in connection with Mr. Albers resignation, we consented to the transfer of all of Mr. Albers’ holdings in the Company to an affiliate of NW Capital.  As a result, the affiliate acquired 1,423 shares of Class B-1 common stock, 1,423 shares of Class B-2 common stock, 2,849 shares of Class B-3 common stock and 313,789 shares of Class B-4 common stock for $8.02 per share.  Pursuant to the terms of the Separation Agreement with our former CEO, we deemed Mr. Albers’ resignation/separation to be “without cause”, and therefore the shares of Class B-4 common stock previously owned by Mr. Albers are no longer subject to the restrictions on transfer applicable to Class B-4 common stock, but remain subject to all of the restrictions applicable to Class B-3 common stock as well as the additional dividend and liquidation subordination applicable to Class B-4 common stock. The amount by which the NW Capital affiliate paid in excess of the fair value of the common stock purchased resulted in the recording of $1.2 million in current compensation expense to us in accordance with GAAP with the offsetting amount to be reported as a reduction in the associated debt’s interest expense over its corresponding term of five years using the effective interest method.

IMH FINANCIAL CORPORATION
 (formerly known as IMH Secured Loan Fund, LLC)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

NOTE 8 — SHARES AND SHARE-BASED COMPENSATION - continued

Share-Based Compensation

During the six months ended June 30, 2011, our Board of Directors approved the grants of 14,114 shares of Class B-3 common shares to an employee and 50,000 common shares to a consultant in connection with the closing of the NW Capital loan. The weighted average fair value of the awards as of the grant dates was $3.95 per share and was determined based upon a valuation analysis performed by an independent consultant.  There were no contingencies with respect to the issuance of these common shares. Compensation expense related to the issuance of the common stock to the employee in the amount of $47,000 was recognized during the six months ended June 30, 2011, and the fair value of the common stock related to the consultant in the amount of $0.2 million was capitalized to deferred financing costs.

As of June 30, 2011, there was no nonvested share-based compensation arrangements granted under the employee share option plan.  Also, there was no awards issued during the year ended 2010.

Net Loss Per Share

Basic net loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period before giving effect to stock options or, convertible securities outstanding, which are considered to be dilutive common stock equivalents.  Diluted net loss per common share is calculated based on the weighted average number of common and potentially dilutive shares outstanding during the period after giving effect to convertible preferred stock and stock options.   Due to the losses from continuing operations for the six months ended June 30, 2011 and 2010, basic and diluted loss per common share were the same, as the effect of potentially dilutive securities would have been anti-dilutive. At June 30, 2011, the only potentially dilutive securities, not included in the diluted loss per share calculation, consist of the NW Capital convertible note payable which is convertible into shares of 5,219,207 shares of Series A Preferred Stock (subject to increase upon NW Capital’s deferral of accrued interest), which are ultimately convertible into the same number of shares of our common stock.  There were no potentially dilutive securities at June 30, 2010.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Loans-In-Process

Undisbursed loans-in-process and interest reserves reflected on the accompanying consolidated balance sheets generally represent the unaccompanied portion of construction loans pending completion of additional construction, and interest reserves for all or part of the loans’ terms. A roll forward of the undisbursed loans-in-process and interest reserves balances from December 31, 2010 to June 30, 2011 is as follows:

Beginning balance, December 31, 2010	$11,468
Decrease in unfunded interest reserves (non-cash)	(2,070)
Decrease in construction/operations commitments	(1,031)
Increase in reserve for protective advances	137
Decrease in real estate taxes	(23)
Ending balance, June 30, 2011	$8,481

IMH FINANCIAL CORPORATION
 (formerly known as IMH Secured Loan Fund, LLC)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

NOTE 9 – COMMITMENTS AND CONTINGENCIES - continued

Of the remaining balance of undisbursed loans-in-process and interest reserves, approximately $4.5 million is expected to be funded in cash within the next twelve months and $ 4.0 million represents non-cash interest reserves.

Contractual Agreements:

ITH Partners, LLC:

We entered into an amended and restated consulting agreement with ITH Partners dated April 20, 2011, in which we have engaged ITH Partners to provide various consulting services. Services to be provided by ITH Partners include assisting us with strategic and business development matters, performing diligence on, and analytical work with respect to, our loan portfolio and prospective asset purchases and sales; advising us with respect to the work of our valuation consultants and related issues; and interfacing with various parties on our behalf, advising us with respect to liquidity strategies including debt and equity financing alternatives; advising us regarding the selection of an independent board of directors and committees thereof; advising us with respect to liability insurance and directors and officers insurance; and other advice to us from time to time as requested by us.

The initial term of the consulting agreement is four years and is automatically renewable for three more years unless terminated by the affirmative vote of 70% of the board of directors and with 60 days notice prior to renewal.  The consulting services agreement is otherwise terminable by us for cause, as defined in the agreement, with 10 business days notice to ITH Partners.  The total annual base consulting fee equals $0.8 million plus various other fees, as described below, based on certain milestones achieved or other occurrences.

Special Payments.  In accordance with our consulting agreement, ITH Partners received a one-time fee of $1.9 million in connection with the $50 million debt financing secured in the NW Capital loan closing.  This amount is included in deferred financing costs and is being amortized over the term of the loan.

Equity Securities.  In accordance with the consulting agreement, we made a one-time issuance to ITH Partners of 50,000 shares of our common stock in connection with the NW Capital loan closing.  The fair value of the stock issuance was recorded as a component of deferred financing costs and is being amortized over the term of the loan.

Stock Options. Additionally, on July 1, 2011, ITH was granted options to purchase 150,000 shares of our common stock within 10 years of the grant date at an exercise price per share of $9.58, the conversion price of the NW Capital convertible loan, with vesting to occur in equal monthly installments over a 36 month period beginning August 2011.  No amounts were recorded under this provision during the six months ended June 30, 2011.

Legacy Asset Performance Fee.   ITH Partners is entitled to a legacy asset performance fee equal to 3% of the positive difference derived by subtracting (i) 110% of our December 31, 2010 valuation mark (the “Base Mark”) of any asset then owned by us from the (ii) the gross sales proceeds, if any, from sales of any legacy asset (on a legacy asset by asset basis without any offset for losses realized on any individual asset sales). No amounts were recorded under this provision during the six months ended June 30, 2011.

Strategic Advisory Fee.   If during the term, we enter into purchase or sale transactions pursuant to which ITH Partners advised us, we have agreed to pay ITH Partners a transaction fee in an amount equal to the greater of (i) $0.5 million or (ii) 3% of the aggregate fair market value of any securities issued and/or any cash paid or received, plus the amount of any indebtedness assumed, directly or indirectly, in connection with a definitive purchase or sale transactions agreement. No amounts were recorded under this provision during the six months ended June 30, 2011.

Product Origination Fee.   We have agreed to pay ITH Partners a product origination fee in consideration for ITH Partners’ origination of new products for Infinet in an amount of not less than $100,000 for each new product which generates more than $25 million of gross invested capital.  No amounts were recorded under this provision during the six months ended June 30, 2011.

IMH FINANCIAL CORPORATION
 (formerly known as IMH Secured Loan Fund, LLC)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

NOTE 9 – COMMITMENTS AND CONTINGENCIES - continued

Payments Upon Non-Renewal, Termination Without Cause or Constructive Termination Without Cause.   In the event of non-renewal of the consulting agreement or termination without cause, ITH Partners will be entitled to (i) a lump sum payment equal to one to two times the average annual base consulting fees in the year of the event and the prior two years, and (ii) accelerated vesting of all outstanding equity awards.  No amounts were recorded under this provision during the six months ended June 30, 2011.

Juniper Capital Partners, LLC

We entered into a separate consulting agreement with Juniper Capital Partners, LLC (“Juniper Capital”), an affiliate of NW Capital, dated June 7, 2011, pursuant to which we engaged Juniper Capital to perform a variety of consulting services to us and Infinet. Services to be provided include assisting us with strategic and business development matters. With respect to Infinet, Juniper Capital’s services include assisting Infinet with strategic and business development matters, advising Infinet with respect to the formation, structuring, business planning and capitalization of various special purpose entities, and advising Infinet with respect to leveraging our relationships to access market opportunities, as well as strategic partnering opportunities with us.  The initial term of the consulting agreement is four years and is automatically renewable for three more years unless terminated by the affirmative vote of 70% of the board of directors and with 90 days notice. The consulting services agreement is otherwise terminable by us for cause, as defined in the agreement, with 60 business days notice to Juniper Capital.  The annual consulting fee under this agreement is $0.3 million.  During the six months ended June 30, 2011, we incurred $19,000 under this agreement.

New World Realty Advisors, LLC

During the six months ended June 30, 2011, NWRA earned $0.5 million under our asset management consulting agreement, which is included in professional fees in the consolidated statement of operations.  Amounts paid to our prior asset management consultants during the six months ended June 30, 2011 and 2010 totaled $0.2 million and $0.7 million, respectively, which are included in professional fees in the accompanying consolidated statement of operations.

Employment Agreements

A condition to closing and funding of the NW Capital loan was that Mr. Meris, the President and CEO, and Mr. Darak, the chief financial officer, enter into employment agreements with us which became effective upon the funding and closing of the NW Capital loan.

Terms of Meris Employment Agreement.

The employment contract has a three-year term and is automatically renewable for successive one-year terms unless given 90 days notice.  The annual base salary is $0.3 million for his role as our president and CEO and $0.3 million in his role as chief executive officer of Infinet plus annual cash target bonus equal to 100% of Mr. Meris’ Infinet base salary based on the attainment of certain specified goals.  Other equity and compensation benefits under Mr. Meris’ employment agreement include (i) a grant of 150,000 options to purchase shares of our common stock within 10 years of the grant date at an exercise price per share equal to $9.58, the conversion price of the NW Capital convertible loan, with vesting to occur in equal monthly installments over a 36 month period, and (ii) additional potential equity awards from Infinet to be determined.  As described in Note 10 “Subsequent Events”, Mr. Meris was granted 150,000 stock options on July 1, 2011. In connection with non-renewal of his agreement, certain terminations without cause and disability, Mr. Meris will be entitled to (i) a lump sum payment of up to two times the sum of his covered average annual compensation for the most recent three years (depending on the reason for non-renewal), and (ii) acceleration of vesting of then-outstanding unvested equity awards.

IMH FINANCIAL CORPORATION
 (formerly known as IMH Secured Loan Fund, LLC)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

NOTE 9 – COMMITMENTS AND CONTINGENCIES - continued

Terms of Darak Employment Agreement.

The employment contract has a two-year term which is automatically renewable for successive one-year terms unless given at least 90 days notice.  The annual base salary is $0.2 million in his capacity as our chief financial officer and $0.1 million as chief financial officer of Infinet plus an annual cash target bonus equal to 100% of his base salary based on the attainment of certain specified goals and objectives, of which at least $0.1 million has been guaranteed for the year ending December 31, 2011. Other equity and compensation benefits under Mr. Darak’s employment agreement include (i) a grant of 60,000 options to purchase shares of our common stock within 10 years of the grant date at an exercise price per share equal to $9.58, the conversion price of the NW Capital convertible loan, with vesting to occur in equal monthly installments over a 36 month period, and (ii) additional potential equity awards in Infinet to be determined.  As described in Note 10 “Subsequent Events”, Mr. Darak was granted 60,000 stock options on July 1, 2011. In connection with non-renewal of his agreement, termination without cause or disability,

Mr. Darak will be entitled to (i) a lump sum payment of up to two times the sum of his covered average annual compensation for the most recent three years (depending on the reason for non-renewal), and (ii) acceleration of vesting of then-outstanding unvested equity awards would become fully vested.

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

Following the suspension of certain Fund activities, including the suspension of member redemptions, certain of the members of the Fund requested that their redemption requests be honored due to financial hardships or other reasons. In each instance, we responded that we would not grant those requests and we are treating all members uniformly. Certain of these members have filed grievances with the SEC and other regulatory agencies related to our administration of the Fund (including regarding our suspension of redemptions), and these members’ disapproval of the Conversion Transactions.

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

IMH FINANCIAL CORPORATION
 (formerly known as IMH Secured Loan Fund, LLC)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

NOTE 9 – COMMITMENTS AND CONTINGENCIES - continued

In July 2010, the parties in the four actions mentioned above filed various motions and/or briefs seeking competing forms of consolidation and/or coordination of the four actions. During a hearing on these motions on October 14, 2010, the parties in the respective actions agreed to consolidate the four actions for all purposes, subject to certain provisions with “respect to the unique individual count brought” by the Tucek plaintiffs. On October 25, 2010, the Delaware Court of Chancery granted the respective parties’ proposed “Order of Consolidation and Appointment of Co-lead Plaintiffs: Counsel and Co-Liaison Counsel,” which, among other things, consolidated the four actions, ordered that a consolidated complaint shall be filed within 45 days of October 25, 2010, followed by consolidated discovery and designated the plaintiffs’ counsel from the May 25, 2010 and June 17, 2010 lawsuits as co-lead counsel. The consolidated class action complaint was filed on December 17, 2010. Defendants’ filed a motion to dismiss on January 31, 2011.  At a hearing on June 13, 2011 on the motion to dismiss, the Chancery Court granted the Defendants’ motion to dismiss without prejudice. Subsequently, the Plaintiffs filed a new verified complaint entitled “Amended and Supplemental Consolidated Class Action Complaint” on July 15, 2011.  The consolidated action is in its early stage and it is not possible to estimate at this time the range of exposure, if any, the consolidated action presents. However, we and our affiliated named individuals and entities dispute these claims and will defend vigorously against these actions.

On December 29, 2010, an action was filed in the Superior Court of Arizona, Maricopa County by purported Fund members David Kurtz, David L. Kurtz, P.C., Lee Holland, William Kurtz, and Suzanne Sullivan against us, the Fund, the Manager, and affiliated named individuals. The plaintiffs make numerous allegations against the defendants, including allegations that fiduciary duties owed to Fund members and to the Fund were breached because the Conversion Transactions were unfair to Fund members, constitute self-dealing, and because the Form S-4 and/or information provided about the Form S-4 or Conversion Transactions were false and misleading. In addition, the plaintiffs allege that the Fund wrongfully rejected Kurtz’s books and records requests, defamed Kurtz, and wrongfully brought a civil action related to the Conversion Transactions. The plaintiffs seek the return of their original investments, damages for defamation and invasion of privacy, punitive damages, and their attorneys’ fees and costs.  Defendants’ filed a motion to stay this lawsuit in favor of the consolidated action pending in Delaware on February 28, 2011.  In an order dated June 1, 2011, the Court granted defendants’ motion to stay and stayed the action pending the outcome of the lawsuit pending in the Delaware Court of Chancery.  Plaintiffs have filed a motion for reconsideration of their motion to stay.  Defendants filed a response to that motion July 18, 2011. We dispute these allegations and will defend vigorously against these actions.

The lender of the $7.5 million outstanding note secured by one of our REO assets contended that the NW Capital loan is in violation of a restrictive covenant of that loan and, subsequent to June 30, 2011, declared a default on the loan and commenced enforcement action against us.  The loan was repaid in full subsequent to June 30, 2011 utilizing the funds held in escrow at June 30, 2011.

Regulatory Compliance

On June 8, 2010, we received notice from the SEC that we are the subject of a SEC investigation and received three document subpoenas. We have and continue to work cooperatively with the SEC in its investigation. The resolution of the SEC investigation is not determinable at this time.

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

IMH FINANCIAL CORPORATION
 (formerly known as IMH Secured Loan Fund, LLC)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

NOTE 9 – COMMITMENTS AND CONTINGENCIES - continued

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

NOTE 10 — SUBSEQUENT EVENTS

On July 1, 2011, we granted 800,000 stock options to our executives, certain employees and certain consultants out of the options approved in our 2010 Stock Option Plan. Management has not completed its evaluation of the grant date fair value of such options as of the date of this filing.  However, we will account for the issuance of such options in accordance with ASC 718 – “Compensation – Stock Compensation.”

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

The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance. These beliefs, assumptions and expectations can change, and actual results and events may differ materially, as a result of many possible events or factors, not all of which are known to us or are within our control. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in our previously filed Annual Report on Form 10-K  and in this quarterly report on Form 10Q in the section titled "Risk Factors" (refer to Part II, Item 1A of this Form 10-Q).

•
With the closing of the NW Capital $50 million convertible debt transaction in June 2011, NW Capital has substantial approval rights over our business and upon conversion of the loan, will control a substantial equity interest in us, and, accordingly, will have substantial influence over us and may not necessarily act in the best interest of all stockholders;

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

•
While we have secured financing to fund working capital requirements, if our liquidity continues to dissipate and we are unable to meet our obligations, we may be forced to sell certain of our assets for a price at or below the current carrying value of the assets, which could result in a loss to us or we may seek other available alternative strategies. Despite management’s efforts, there is no assurance that we will be successful in selling real estate assets in a timely manner to sufficiently fund operations or obtaining additional financing if needed, and if available, there are no assurances that the financing will be at commercially acceptable terms;

•
Various disputes have arisen regarding the June 18, 2010 transactions by which we became an internally managed real estate finance company (the “Conversion Transactions”) and we are a named defendant in three class-action proceedings and a separate suit initiated by two members of the Fund. Additionally, the SEC has notified us that it is conducting an investigation related to us. We cannot predict when or how these matters will be resolved and we could be subject to significant money damages, which could harm our business and results of operations;

•
We are subject to risks generally associated with the lending to, and ownership of, real estate-related assets, including changing economic conditions, environmental risks, unforeseen statutory and regulatory changes, the cost of and ability to obtain insurance and risks related to developing and leasing of properties;

•
Real estate assets we may acquire in foreclosure or through other means are generally non-earning assets. In the event of foreclosure, we would be responsible for the payment of past due property taxes, a liability not currently recorded, but reflected in our asset valuation, which approximates $10.7 million as of June 30, 2011.  Moreover, the ultimate disposition of such assets may not occur for an extended period of time or at prices we seek, which would further harm our liquidity;

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

Overview of the Business

We are a real estate finance company based in the southwest United States with over 13 years of experience in various and diverse facets of the real estate lending and investment process, including origination, acquisition, underwriting, documentation, servicing, construction, enforcement, development, marketing, and disposition. We have historically focused on the origination of senior short-term commercial bridge loans with maturities of 12 to 36 months.  However, to the extent we are able to generate excess liquidity from asset sales or from the issuance of debt or equity capital, we expect our primary future focus will be in the acquisition and origination of mortgage loans, mezzanine loans, other debt instruments and equity and preferred equity interests or investments, including high yield, short-term, senior secured commercial real estate mortgage loans. Our target transaction size is typically the maximum investment size of community banks, but below the minimum investment threshold of larger financial institutions. However, our investment initiatives are dependent on our successful liquidating of assets or obtaining debt or equity financing to generate liquidity.  In June 2011, we secured $50 million in financing from the NW Capital convertible loan closing to provide for working capital, general corporate needs and potentially investment purposes.  We believe that the funding from the NW Capital loan coupled with proceeds from the anticipated sales of existing assets will allow us to realize our investment strategy.

Through our traditional credit analysis coupled with advanced property valuation techniques used by developers, we have acquired or originated real estate assets as of June 30, 2011 with an original investment basis of $676.6 million and a current carrying value of $210.2 million consisting of commercial real estate mortgage loans with a carrying value of $117.2 million and owned property with a carrying value of $92.9 million. We believe the decline in the carrying value of our real estate assets is reflective of the deterioration of the commercial real estate lending market and the sustained decline in pricing of residential and commercial real estate in the last two to three years together with the continuing downturn in the commercial real estate markets and general economy.

We intend to continue the process of disposing of a significant portion of our existing loans and real estate assets, or REO assets, individually or in bulk, and to utilize the proceeds to reinvest the net proceeds from such dispositions, along with excess proceeds available from the NW Capital loan, in our target assets. We intend to diversify our assets further across asset classes, and expect the diversification of our portfolio to continue to evolve to address market opportunities, including consideration of factors such as asset class, borrower group, geography, transaction size and investment terms. Once real estate conditions improve, and the availability of permanent financing returns, we believe our experience, industry knowledge and comprehensive underwriting process will allow us to implement our investment strategy in target assets.

Formation of New Subsidiary

During the six months ended June 30, 2011, we formed a new wholly-owned subsidiary, Infinet, to undertake an exploratory business venture to capitalize on our extensive network of broker-dealer relationships.  It is anticipated that Infinet will become a licensed broker-dealer in the next six months with the intent of creating a retail distribution network for various manufactured or third-party investment products.

Recent Events:

Loan Agreement

On June 7, 2011, we entered into a loan agreement with NW Capital under which we borrowed $50 million from NW Capital. The loan is convertible into shares of our Series A preferred stock. As the lender under the loan agreement, however, NW Capital has certain consent rights, benefit from certain restrictive covenants not included in the indenture limiting our operational flexibility, and have the ability to take certain actions.

Please see our Form 8-K filed with the SEC on June 13, 2011 for additional information on the NW Capital transactions and Note 7 of the accompanying financial statements under the heading entitled “Notes Payable”.

Employment Agreements for Certain Executive Officers

A condition to closing and funding of the NW Capital loan was that Mr. Meris, our President and CEO, and Mr. Darak, our chief financial officer, enter into employment agreements with us, which became effective upon the funding and closing of the NW Capital loan.  Certain material terms of the employment agreements are summarized in the Form 8-K filed with the SEC on April 26, 2011 and summarized in Note 9 of the accompanying financial statements.

Selected Financial Data

The following table presents select financial and operating data for the periods indicated. The summary financial data was derived from our audited and unaudited financial statements and other financial records for the periods indicated. All dollar amounts are expressed in thousands, except share and per unit data.

	As of and for	(Unaudited)		(Unaudited)
	the Year Ended	As of and for the Three		As of and for the Six
	December 31,	Months Ended June 30,		Months Ended June 30,
	2010	2010	2011	2010	2011
Summary balance sheet items
Cash and cash equivalents	$831	$3,537	$24,778	$3,537	$24,778
Funds Held in Escrow	-	-	7,825	-	7,825
Mortgage loans held for sale, net of valuation allowance	123,200	167,620	117,224	167,620	117,224
Real estate held for development, net	57,642	60,348	53,599	60,348	53,599
Real estate held for sale, net	31,830	45,083	39,327	45,083	39,327
Total assets	229,935	297,416	264,978	297,416	264,978
Notes payable	16,458	15,381	14,076	15,381	14,076
Convertible notes payable		-	39,552	-	39,552
Total liabilities	28,572	23,943	76,151	23,943	76,151
Total stockholders' equity	$201,363	$273,473	$188,827	$273,473	$188,827

Summary income statement
Mortgage loan income	$1,454	$434	$313	$956	$666
Total revenue	3,756	935	881	1,942	1,905
Operating expenses	24,415	4,594	9,229	8,453	15,659
Provision for (recovery of) credit losses	47,454	27,550	(3,000)	27,550	(3,000)
Impairment of real estate owned	46,856	10,985	1,529	10,985	1,529
Total costs and expenses	120,796	43,129	7,759	46,988	14,188
Net loss	$(117,040)	$(42,194)	$(6,878)	$(45,046)	$(12,283)

Earnings/Distributions per share data
Net loss per share	$(7.05)	$(2.61)	$(0.41)	$(2.78)	$(0.73)

Loan related items
Note balances originated	$3,537	$80	$3,250	$80	$3,453
Number of notes originated	4	1	1	1	2
Average note balance originated	$884	$80	$3,250	$80	$1,727
Number of loans outstanding	38	47	34	47	34
Average loan carrying value	$3,242	$3,566	$3,448	$3,566	$3,448
% of portfolio principal – fixed interest rate	54.0%	53.1%	55.8%	53.1%	55.8%
% of portfolio principal – variable interest rate	46.0%	46.9%	44.2%	46.9%	44.2%
Weighted average interest rate – all loans	11.16%	11.3%	11.1%	11.3%	11.1%
Principal balance % by state:
Arizona	67.7%	63.0%	73.9%	63.0%	73.9%
California	22.4%	26.8%	17.7%	26.8%	17.7%
Texas	0.0%	0.0%	0.0%	0.0%	0.0%
Idaho	1.3%	3.7%	1.3%	3.7%	1.3%
Other	8.6%	6.5%	7.1%	6.5%	7.1%
Total	100.0%	100.0%	100.0%	100.0%	100.0%

Credit Quality
Extension fees included in mortgage loan principal	$14,797	$18,721	$14,757	$18,181	$13,068
Interest payments over 30 days delinquent	4,999	7,381	4,607	7,381	4,607
Principal balance of loans past scheduled maturity	280,322	323,027	202,703	323,027	202,703
Carrying Value of loans in non accrual status	113,493	173,252	109,460	173,252	109,460
Valuation allowance	(294,140)	(349,518)	(221,948)	(349,518)	(221,948)
Valuation allowance as % of loan principal outstanding	70.5%	67.6%	65.4%	67.6%	65.4%
Charge-offs	$83,742	$8,460	$72,192	$8,460	$72,192

(in thousands)	Years ended December 31,		June 30,
	2009	2010	2011
Average Balance Sheets*
Cash and cash equivalents	$7,719	$2,753	$11,398
Mortgage loan principal outstanding	584,552	497,869	367,030
Valuation allowance	(306,712)	(326,187)	(248,791)
Mortgage loans, net	277,840	171,682	118,239
Real estate owned, net	79,292	105,754	93,078
Other assets	18,884	17,406	18,054
Total assets	$383,735	$297,596	$240,769

Total liabilities	9,517	23,861	45,385
Total stockholders' equity	374,218	273,735	195,384
Total liabilities and owners' equity	$383,735	$297,596	$240,769

* The average balance sheets were computed using the quarterly average balances during each period presented.

(in thousands)	Years ended December 31,		June 30,
	2009	2010	2011
Analysis of Mortgage Loan Income by Loan Classification
Pre-entitled Land:
Held for Investment	$60	$-	$-
Processing Entitlements	6,977	86	126
Entitled Land:
Held for Investment	2,385	173	85
Infrastructure under Construction	2,163	326	23
Improved and Held for vertical Construction	1,384	-	-
Construction and Existing Structures:
New Structure - Construction in process	1,058	501	130
Existing Structure Held for Investment	1,201	38	141
Existing Structure- Improvements	6,111	330	161
Total Mortgage Loan Income	$21,339	$1,454	$666

	Years ended December 31,		June 30,
	2009	2010	2011
Mortgage Loan Principal Balances by Loan Classification**
Pre-entitled Land:
Held for Investment	$13,834	$6,100	$6,100
Processing Entitlements	185,608	139,452	110,355
Entitled Land:
Held for Investment	101,942	73,462	34,307
Infrastructure under Construction	69,839	55,532	55,800
Improved and Held for vertical Construction	47,227	26,096	26,123
Construction and Existing Structures:
New Structure - Construction in process	46,325	46,808	45,672
Existing Structure Held for Investment	23,640	12,775	5,884
Existing Structure- Improvements	56,033	57,115	54,931
Total Mortgage Loan Balances	$544,448	$417,340	$339,172

** These amounts are not averaged

	Years ended December 31,		June 30,
(in thousands)	2009	2010	2011
Average Mortgage Loan Principal Balances by Loan Classification***
Pre-entitled Land:
Held for Investment	$12,478	$12,773	$6,100
Processing Entitlements	193,261	175,364	120,784
Entitled Land:
Held for Investment	116,521	86,465	47,334
Infrastructure under Construction	66,399	64,437	55,682
Improved and Held for vertical Construction	47,909	40,336	26,112
Construction and Existing Structures:
New Structure - Construction in process	40,329	46,496	46,051
Existing Structure Held for Investment	26,394	14,613	9,174
Existing Structure- Improvements	81,260	57,384	55,793
Total Average Mortgage Loan Balances	$584,551	$497,868	$367,030

*** Amounts were computed using the quarterly average balances during each of the fiscal period presented

	Years ended December 31,		June 30,
	2009	2010	2011
Average Interest Rate by Loan Classification****
Pre-entitled Land:
Held for Investment	12.2%	14.3%	9.8%
Processing Entitlements	11.5%	10.9%	9.8%
Entitled Land:
Held for Investment	12.5%	12.6%	12.2%
Infrastructure under Construction	11.6%	11.2%	10.7%
Improved and Held for vertical Construction	12.1%	13.0%	12.3%
Construction and Existing Structures:
New Structure - Construction in process	12.7%	12.5%	10.7%
Existing Structure Held for Investment	12.6%	14.5%	14.6%
Existing Structure- Improvements	12.4%	13.7%	13.2%
Total Overall Average Interest Rate	12.2%	13.0%	11.7%

**** Average Interest Rate by Loan Classification were computed by taking an average balance over the trailing 5 quarters

Average Yield*****	2009	2010	2011
Pre-entitled Land:
Held for Investment	0.5%	0.0%	0.0%
Processing Entitlements	3.6%	0.0%	0.1%
Entitled Land:
Held for Investment	1.9%	0.2%	0.2%
Infrastructure under Construction	3.6%	0.5%	0.0%
Improved and Held for vertical Construction	2.9%	0.0%	0.0%
Construction and Existing Structures:
New Structure - Construction in process	2.7%	1.1%	0.3%
Existing Structure Held for Investment	4.6%	0.3%	1.5%
Existing Structure- Improvements	8.9%	0.6%	0.3%
Overall Average Yield	3.7%	0.3%	0.3%

***** Average Yield is computed using Mortgage Loan Income by Loan Classification as a percent of Average Mortgage Loan Balances by Loan Classification

Note:  Overall Average Yields have decreased due to loans being placed in non-accrual status

Return on Equity and Assets Ratio
Return on assets	(19.4%)	(39.3%)	(2.9%)
Return on equity	(19.9%)	(42.8%)	(3.5%)
Dividend payout ratio	(15.7%)	0.0%	(7.4%)
Equity to assets ratio	97.5%	92.0%	81.1%

(in Thousands)	As of and for the Year Ended December 31,				June 30,
	2007	2008	2009	2010	2011
Allocation of Valuation Allowance by Loan Classification
Pre-entitled Land:
Held for Investment	$-	$(3,242)	$(9,623)	$(4,695)	$(4,713)
Processing Entitlements	(1,900)	(122,266)	(134,742)	(123,090)	(91,614)
Entitled Land:
Held for Investment	-	(79,279)	(80,750)	(67,038)	(29,977)
Infrastructure Under Construction	-	(24,863)	(39,441)	(43,920)	(44,314)
Improved and Held for Vertical Construction	-	(38,522)	(28,696)	(20,547)	(21,377)
Construction & Existing Structures:
New Structure - Construction In-Process	-	(28,547)	(30,106)	(30,293)	(29,953)
Existing Structure Held for Investment	-	(2,954)	(7,070)	(4,557)	-
Existing Structure - Improvements	-	(637)	-	-	-
Allowance for Loan Loss/ Valuation Allowance	$(1,900)	$(300,310)	$(330,428)	$(294,140)	$(221,948)

Rollforward of Valuation Allowance by Loan Classifications

Balance at the beginning of period	$-	$(1,900)	$(300,310)	$(330,428)	$(294,140)

Additions to Valuation Allowance
Pre-entitled Land:
Held for Investment	$-	$(3,242)	$(6,381)	$(2,096)	$-
Processing Entitlements	(1,900)	(120,366)	(24,851)	(24,647)	-
Entitled Land:
Held for Investment	-	(79,279)	(9,851)	(7,279)	-
Infrastructure Under Construction	-	(24,863)	(11,990)	(3,185)	-
Improved and Held for Vertical Construction	-	(38,522)	801	(629)	-
Construction & Existing Structures:
New Structure - Construction In-Process	-	(26,137)	(3,218)	(7,736)	-
Existing Structure Held for Investment	-	(2,954)	(4,116)	(1,831)	-
Existing Structure - Improvements	-	(637)	(19,693)	(51)	-
Total provision for credit losses	$(1,900)	$(296,000)	$(79,299)	$(47,454)	$-

Charge-Offs:
Pre-entitled Land:
Held for Investment	$-	$-	$-	$7,024	$(18)
Processing Entitlements	-	-	12,375	36,300	34,477
Entitled Land:	-	-	-
Held for Investment	-	-	8,380	20,992	37,060
Infrastructure Under Construction	-	-	(2,588)	(1,295)	(394)
Improved and Held for Vertical Construction	-	-	9,025	8,778	(830)
Construction & Existing Structures:	-	-	-
New Structure - Construction In-Process	-	-	1,659	7,548	340
Existing Structure Held for Investment	-	-	-	4,344	4,557
Existing Structure - Improvements	-	-	20,330	51	-
Total Charge-Offs	$-	$-	$49,181	$83,742	$75,192
Recoveries
Total Recoveries	-	-	-	-	(3,000)

Net Charge-Offs	$-	$-	$49,181	$83,742	$72,192

Net Change in Valuation Allowance	$(1,900)	$(296,000)	$(30,118)	$36,288	$72,192
Other changes to Valuation Allowance	-	(2,410)	-	-	-
Balance at end of period	$(1,900)	$(300,310)	$(330,428)	$(294,140)	$(221,948)

Ratio of net charge-offs during the period to average loans outstanding during the period	0.0%	0.0%	8.4%	16.8%	19.0%

	As of and for the Year ended December 31,				June 30,
(in Thousands)	2007	2008	2009	2010	2011
Scheduled Maturities - One year or less
Pre-entitled Land:
Held for Investment	$-	$7,178	$13,834	$6,100	$6,100
Processing Entitlements	203,166	195,168	185,609	139,451	110,355
Entitled Land:
Held for Investment	135,060	89,786	101,942	73,462	34,307
Infrastructure under Construction	60,037	57,908	27,953	55,532	55,800
Improved and Held for vertical Construction	14,800	13,904	47,227	26,096	26,123
Construction and Existing Structures:
New Structure - Construction in process	70,864	43,814	12,653	5,330	3,954
Existing Structure Held for Investment	26,870	37,482	23,641	10,391	5,250
Existing Structure- Improvements	-	97,777	-	3,932	3,229
Total Scheduled Maturities - One year or less	$510,797	$543,017	$412,859	$320,294	$245,118
Scheduled Maturities - One to five years
Pre-entitled Land:
Held for Investment	$-	$-	$-	$-	$-
Processing Entitlements	-	5,735	-	-	-
Entitled Land:
Held for Investment	-	24,520	-	1	-
Infrastructure under Construction	-	-	41,886	-	-
Improved and Held for vertical Construction	-	40,582	-	-	-
Construction and Existing Structures:
New Structure - Construction in process	-	-	33,670	41,478	41,717
Existing Structure Held for Investment	-	-	-	2,384	635
Existing Structure- Improvements	-	-	56,033	53,183	51,702
Total Scheduled Maturities - One to five years	-	70,837	131,589	97,046	94,054
Total Loan Principal	$510,797	$613,854	$544,448	$417,340	$339,172

Scheduled Maturities - One to Five Years by Interest Type	As of and for the Year ended December 31,				June 30,
Fixed Interest Rates	2007	2008	2009	2010	2011
Pre-entitled Land:
Held for Investment	$-	$-	$-	$-	$-
Processing Entitlements	-	1,929	-	-	-
Entitled Land:
Held for Investment	-	3,500	-	-	-
Infrastructure under Construction	-	-	41,884	-	-
Improved and Held for vertical Construction	-	10,461	-	-	-
Construction and Existing Structures:
New Structure - Construction in process	-	-	32,054	41,478	41,717
Existing Structure Held for Investment	-	-	-	2,000	635
Existing Structure- Improvements	-	-	56,033	53,183	51,702
Total Scheduled Maturities - Fixed interest rate	-	15,890	129,971	96,661	94,054
Variable Interest Rates
Pre-entitled Land:
Held for Investment	-	-	-	-	-
Processing Entitlements	-	3,807	-	-	-
Entitled Land:				-	-
Held for Investment	-	21,020	-	-	-
Infrastructure under Construction	-	-	-	-	-
Improved and Held for vertical Construction	-	30,120	-	-	-
Construction and Existing Structures:				-	-
New Structure - Construction in process	-	-	1,618	-	-
Existing Structure Held for Investment	-	-	-	384	-
Existing Structure- Improvements	-	-	-	-	-
Total Scheduled Maturities - Variable interest rate	-	54,947	1,618	384	-
Total Loan Principal due One to Five Years	$-	$70,837	$131,589	$97,045	$94,054

	As of and for the Year Ended December 31,				June 30,
	2007	2008	2009	2010	2011

Performing Loans
Pre-entitled Land:
Held for Investment	$-	$-	$-	$-	$-
Processing Entitlements	119,175	146,460	-	-	-
Entitled Land:
Held for Investment	135,060	37,146	-	1,201	-
Infrastructure under Construction	44,557	40,653	7,645	-	-
Improved and Held for vertical Construction	14,800	35,102	-	-	-
Construction and Existing Structures:
New Structure - Construction in process	45,087	6,694	4,805	2,395	1,019
Existing Structure Held for Investment	18,620	23,393	-	2,384	5,663
Existing Structure- Improvements	-	97,777	-	3,932	-
Total Performing Loans	$377,299	$387,225	$12,450	$9,912	$6,682

Loans in Default - Non-Accrual
Pre-entitled Land:
Held for Investment	$-	$-	$13,834	$6,100	$6,100
Processing Entitlements	64,743	46,636	185,608	139,451	110,355
Entitled Land:
Held for Investment	-	3,300	101,942	72,261	33,082
Infrastructure under Construction	-	17,255	62,194	55,532	55,800
Improved and Held for vertical Construction	-	14,632	40,051	26,096	26,122
Construction and Existing Structures:
New Structure - Construction in process	2,253	13,800	39,102	44,414	44,653
Existing Structure Held for Investment	8,250	-	23,640	10,391	222
Existing Structure- Improvements	-	-	56,033	53,183	54,931
Total Loans in Default - Non-Accrual	$75,246	$95,623	$522,404	$407,428	$331,265

Loans in Default - Other
Pre-entitled Land:
Held for Investment	$-	$7,178	$-	$-	$-
Processing Entitlements	19,247	7,806	-	-	-
Entitled Land:
Held for Investment	-	73,861	-	-	1,225
Infrastructure under Construction	15,480	-	-	-	-
Improved and Held for vertical Construction	-	4,752	7,176	-	-
Construction and Existing Structures:
New Structure - Construction in process	23,525	23,320	2,418	-	-
Existing Structure Held for Investment	-	14,089	-	-	-
Existing Structure- Improvements	-	-	-	-	-
Total Loans in Default - Other	58,252	131,006	9,594	-	1,225
Total Loans in Default	$133,498	$226,629	$531,998	$407,428	$332,490
Total Loan Principal	$510,797	$613,854	$544,448	$417,340	$339,172

Loans in Default by Basis for Default
Loans past maturity date, or other
Pre-entitled Land:
Held for Investment	$-	$7,178	$13,834	$6,100	$6,100
Processing Entitlements	83,990	52,791	181,801	139,451	110,355
Entitled Land:
Held for Investment	-	73,714	80,922	72,261	33,082
Infrastructure under Construction	15,480	17,255	20,308	24,762	55,800
Improved and Held for vertical Construction	-	8,923	17,106	26,096	26,122
Construction and Existing Structures:
New Structure - Construction in process	25,778	36,246	9,522	1,261	44,653
Existing Structure Held for Investment	8,250	14,089	23,641	10,391	222
Existing Structure- Improvements	-	-	-	-	54,931
Total past maturity date	$133,498	$210,196	$347,134	$280,322	$331,265
Loans past due on interest
Pre-entitled Land:
Held for Investment	$-	$-	$-	$-	$-
Processing Entitlements	-	1,650	3,807	-	-
Entitled Land:
Held for Investment	-	3,447	21,020	-	1,225
Infrastructure under Construction	-	-	41,886	30,770	-
Improved and Held for vertical Construction	-	10,461	30,120	-	-
Construction and Existing Structures:
New Structure - Construction in process	-	875	31,998	43,153	-
Existing Structure Held for Investment	-	-	-	-	-
Existing Structure- Improvements	-	-	56,033	53,183	-
Total past due on interest	-	16,433	184,864	127,106	1,225
Total loans in default by basis of default	$133,498	$226,629	$531,998	$407,428	$332,490

Analysis of Changes in Mortgage Loan Income

	June 30,			June 30,
(in thousands)	2010 Compared to 2009			2011 Compared to 2010
	Increase (Decrease) due to			Increase (Decrease) due to
	Volume	Rate	Net	Volume	Rate	Net
Pre-entitled Land:
Held for Investment	$467	$(527)	$(60)	$(507)	$508	$-
Processing Entitlements	(1,098)	(5,259)	(6,356)	(4,686)	4,752	66

Entitled Land:
Held for Investment	(1,747)	(542)	(2,289)	(5,462)	5,547	85
Infrastructure under Construction	952	(2,365)	(1,413)	(1,198)	996	(203)
Improved and Held for vertical Construction	(347)	(492)	(839)	(1,904)	1,764	(139)

Construction and Existing Structures:
New Structure - Construction in process	(216)	172	(44)	631	(1,032)	(401)
Existing Structure Held for Investment	(1,052)	308	(744)	(1,241)	1,382	141
Existing Structure- Improvements	(2,912)	(1,945)	(4,857)	(1,073)	1,234	161
Total change in mortgage loan income	$(5,952)	$(10,650)	$(16,602)	$(15,440)	$15,151	$(290)

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

Results of Operations for the Three and Six Months Ended June 30, 2010 and 2011

(in thousands)
	Three Months Ended June 30,				Six Months Ended June 30,
Revenues	2010	2011	$ Change	% Change	2010	2011	$ Change	% Change

Mortgage Loan Income	$434	$313	$(121)	(27.9%)	$956	$666	$(290)	(30.3%)
Rental Income	424	451	27	6.4%	833	939	106	12.7%
Other Interest Income	77	117	40	51.9%	153	300	147	96.1%
Total Revenue	$935	$881	$(54)	(5.8%)	$1,942	$1,905	$(37)	(1.9%)
Mortgage Loan Income.

During the six months ended June 30, 2011 and 2010, income from mortgage loans was $0.7 million and $1.0 million, respectively, a decrease of $0.3 million, or 30.3%. During the three months ended June 30, 2011 and 2010, income from mortgage loans was $0.3 million and $0.4 million, respectively, a decrease of $0.1 million, or 27.9%. The year-over-year decrease in mortgage loan income is attributable to the decrease in the income-earning portion of our loan portfolio. While the total loan portfolio was $517.1 million at June 30, 2010, as compared to $339.2 million at June 30, 2011, the income-earning asset balance decreased from $25.1 million to $6.7 million for the same periods, respectively. Additionally, the average portfolio interest rate (including performing and non-performing loans) was 11.31% per annum at June 30, 2010, as compared to 11.08% per annum at June 30, 2011.  As of June 30, 2011, 27 of the 29 portfolio loans in default were in non-accrual status, as compared to 43 out of 47 loans at June 30, 2010.  As such, in the absence of acquiring or originating new loans, we anticipate a further decrease in mortgage income and for mortgage income to remain at minimal levels in future periods until such time that we are able to re-commence lending activities.

During the six months ended June 30, 2011, in connection with the sale of certain loans and REO assets, we financed two new loans with an aggregate principal balance of $3.5 million and a weighted average interest rate of 8.8%.

Rental Income.

During the six months ended June 30, 2011, we recognized rental income of $0.9 million and $0.8 million in the corresponding period in 2010, an increase of $0.1 million or 12.7%. During the three months ended June 30, 2011 and 2010, rental income was relatively flat at  $0.4 million. Rental income resulted from an operating medical office building that we own. We anticipate an increase in rental income because we anticipate that the occupancy level of the property could improve.

Investment and Other Income.

During the six months ended June 30, 2011, investment income was $0.3 million, an increase of $0.1 million from $0.2 million for the six months ended June 30, 2010 or 96.1%.  During the three months ended June 30, 2011, investment income was relatively flat at $0.1 million. The net increase in investments and other income is primarily attributable to interest earned on a certain note receivable from a tenant for tenant improvements made on one of our operating properties.

Expenses (amounts in thousands)

	Three Months Ended June 30,				Six Months Ended June 30,
Expenses:	2010	2011	$ Change	% Change	2010	2011	$ Change	% Change

Property Taxes for REO	$314	$735	$421	134.1%	$1,360	$1,575	$215	15.8%
Other Operating Expenses for REO	706	831	125	17.7%	1,187	1,660	473	39.8%
Professional Fees	1,356	1,257	(99)	(7.3%)	2,755	2,609	(146)	(5.3%)
Default and Related Expenses	154	279	125	81.2%	360	518	158	43.9%
General and Administrative Expenses	254	4,279	4,025	1584.6%	318	5,893	5,575	1753.1%
Organizational Costs	-	110	110	N/A	-	300	300	N/A
Offering Costs	-	-	-	N/A	-	209	209	N/A
Interest Expense	596	1,490	894	150.0%	840	2,268	1,428	170.0%
Depreciation and Amortization Expense	214	456	242	113.1%	633	909	276	43.6%
Loss (Gain) on Disposal of Assets	1,000	(208)	(1,208)	(120.8%)	1,000	(282)	(1,282)	(128.2%)
Provision for Credit Losses	27,550	(3,000)	(30,550)	(110.9%)	27,550	(3,000)	(30,550)	(110.9%)
Impairment / (Recovery) of REO	10,985	1,529	(9,456)	(86.1%)	10,985	1,529	(9,456)	(86.1%)

Total Costs and Expenses	$43,129	$7,758	$(35,371)	(82.0%)	$46,988	$14,188	$(32,800)	(69.8%)

Property Taxes for REO.

During the six months ended June 30, 2011 and 2010, property taxes were $1.6 million and $1.4 million, respectively, an increase of $0.2 million or 15.8%.  During the three months ended June 30, 2011 and 2010, property taxes were $0.7 million and $0.3 million, respectively, an increase of $0.4 million or 134.1%.  The increase in property taxes is attributable to the increasing number of properties acquired through foreclosure.  We expect such costs and expenses to increase as we continue to exercise remedies on loans in default and to decrease as we dispose of real estate owned.

Other Operating Expenses for Real Estate Owned.

During the six months ended June 30, 2011 and 2010, other operating expenses for REO assets were $1.7 million and $1.2 million, respectively, an increase of $0.5 million or 39.8%.  During the three months ended June 30, 2011 and 2010, operating expenses for REO assets were $0.8 million and $0.7 million, respectively, an increase of $0.1 million or 17.7%.  The increase in other operating expenses for REO assets is attributable to the increasing number of properties acquired through foreclosures 24 and 39 properties at June 30, 2011 and 2010, respectively.  Such expenses include home owner association dues, utilities, repairs and maintenance attributable to such properties.  We expect such costs and expenses to increase as we continue to exercise remedies on loans in default and to decrease as we dispose of real estate owned.

Professional Fees.

During the six months ended June 30, 2011 and 2010, professional fees were $2.6 million and $2.8 million respectively, a decrease of $0.2 million or 5.3%. During the three months ended June 30, 2011 and 2010, professional fees were $1.3 million and $1.4 million respectively, a decrease of $0.1 million or 7.3%.  The decrease in these costs is primarily attributed to the reduction in the fees of the previous asset management consultant.  In September 2010, the monthly fees were reduced from $112,000 per month to $45,000 per month plus a finder’s fee equal to 1.75% of any financing proceeds secured by the consulting firm on our behalf. In addition, we incurred $0.5 million during the six months ended June 30, 2011 in connection with the hiring of a new asset management consultant and resignation of the prior asset management consultant.

Default and Related Expenses.

During the six months ended June 30, 2011 and 2010, default and related expenses were $0.5 million and $0.4 million, respectively, an increase of $0.1 million or 43.9%.  During the three months ended June 30, 2011 and 2010, default and related expenses were $0.3 million and $0.2 million, respectively, an increase of $0.1 million or 81.2%.  Default and related expenses increased due to the increased number of defaults and foreclosures experienced by us in 2011 as compared to 2010.

General and Administrative Expenses.

During the six months ended June 30, 2011and 2010, general and administrative expenses totaled $5.9 million and $0.3 million, respectively, an increase of $5.6 million.  During the three months ended June 30, 2011 and 2010, general and administrative expenses totaled $4.3 million and $0.3 million, respectively, an increase of $4.0 million. Following the acquisition of the Manager effective June 18, 2010, we became responsible for various general and administrative expenses previously incurred by the Manager, including, but not limited to rents, salaries, and other operational costs.  The expenses for 2011 reflect a full six months of expenses while the 2010 expenses only reflect the period between June 18 and June 30.  The increase in G&A costs during the three months ended June 30, 2011 is attributed to non-recurring expenses relating to severance and related payments totaling $3.5 million made to our former CEO under the terms of his separation agreement, compensation of approximately $47,000 recorded for the issuance of common stock to an employee and $0.1 million relating to the settlement of certain litigation.  In addition, we incurred $0.2 million in operating expenses relating to Infinet operations which is expected to increase to $0.3 million per month.

Organizational Costs.

During the six and three months ended June 30, 2011, we incurred organizational costs of $0.3 million and $0.1 million, respectively, relating to the start up of Infinet, an exploratory business venture and our wholly-owned subsidiary.  No such costs were incurred during the six and three months ended June 30, 2010.

Offering Costs.

During the six months ended June 30, 2011, we wrote-off incremental costs incurred totaling $0.2 million relating to our potential initial public offering.  Due to the fact that we cannot assert that the consummation of any prospective initial public offering is probable or that it will occur in near term, we will expense all such costs until we have a definitive timeline established for any prospective initial public offering.  Similar costs incurred during the six and three months ended June 30, 2010 had been capitalized as prepaid offering costs until they were written off in the quarter ended September 30, 2010.

Interest Expense.

Interest expense includes interest incurred in connection with loan participations issued to third parties, borrowings from the Manager and borrowings from various banks. During the six months ended June 30, 2011, interest expense was $2.3 million as compared to $0.8 million for the six months ended June 30, 2010, an increase of $1.4 million, or 170.0%. During the three months ended June 30, 2011, interest expense was $1.5 million as compared to $0.6 million for the three months ended June 30, 2010, an increase of $0.9 million, or 150.0%. The increase in interest expense for the three and six months ended June 30, 2011 is attributed to the higher average outstanding balance of notes payable during the three and six months ended June 30, 2011 as compared to the corresponding period in 2010. Interest expense is expected to increase significantly as a result of the $50.0 million NW Capital loan closing.

Depreciation and Amortization Expense.

During the six months ended June 30, 2011 and 2010, depreciation and amortization expenses were $0.9 million and $0.6 million, respectively, an increase of $0.3 million or 43.6%. During the three months ended June 30, 2011 and 2010, depreciation and amortization expenses were $0.5 million and $0.2 million, respectively, an increase of $0.3 million or 113.1%. This expense is due to the acquisition of an operating property we acquired through foreclosure in mid-2009 and depreciation taken on fixed assets acquired in connection with the acquisition of the Manager.

Loss (Gain) on Disposal of Assets.

During the six months ended June 30, 2011, we recognized a net gain of approximately $0.3 million, while during this same period in 2010, we recognized a loss of $1.0 million from the sale of loan and REO assets.  During the three months ended June 30, 2011, we recognized a net gain of approximately $0.2 million and a net loss of $1.0 million for the same period ended 2010 from the sale of loan and REO assets.

Provisions for (Recovery of) Credit Losses.

Asset values have generally continued to remain depressed in many areas where we have a security interest in collateral securing our loans as of June 30, 2011.  Based on the valuation analysis performed on our loan portfolio during the six months ended June 30, 2011 and 2010 respectively, we recorded a recovery of credit losses of $3.0 million for the period ended June 30, 2011 and a provision for credit losses of $27.6 million for the period ended June 30, 2010.

Impairment of REO.

Asset values have continued to remain depressed in many areas where we hold real estate as of June 30, 2011. For real estate owned assets, we performed an analysis to determine the extent of the impairment in the valuation for such assets. Based on our analysis, during the six months ended June 30, 2011 and 2010, we recorded impairment charges in the amount of $1.5 million and $11.0 million, respectively.

Changes in the Loan Portfolio Profile

Average Loan Size

Except for the origination of two loans totaling $3.5 million relating to the partial financing of the sale of a loan and a REO residential unit, no new loans were originated during the six months ended June 30, 2011.   At December 31, 2010, the average principal balance for our loans was $11.0 million, as compared to $10.0 million at June 30, 2011. The decrease in average note balance is a result of the foreclosure of certain loans during the six months ended June 30, 2011.

Geographic Diversification

Our mortgage loans consist of loans where the primary collateral is located in Arizona, California, Idaho, New Mexico and Utah. There has been no material change in our geographical diversification or concentrations since December 31, 2010.

We have stopped funding new loans and, as a result of this and other factors, our ability to geographically diversify our loan portfolio is significantly impaired.  The change in the geographic diversification of our loans is primarily attributed to the foreclosure and transfer of such loans to REO assets.

In connection with our on-going business strategy, we expect to continue to focus investing primarily in the United States southwest, but we have made loans outside of the southwest in the past and may further diversify geographically if attractive opportunities arise.

Interest Rate Information

We invest in both fixed and variable interest rate loans. As of June 30, 2011, we held 34 loans, 15 of which were variable rate loans and 19 of which were fixed rate loans. Twenty-nine of these loans are non-performing loans for financial reporting purposes (although not all such loans are necessarily in technical default under the loan terms), for which we are actively pursuing enforcement on the loans as well as judgments against personal guarantors of such loans, when applicable.

•
Fixed Interest Rate:  At June 30, 2011, 55.8% of our portfolio consisted of fixed rate loans, as compared with 54.0% at December 31, 2010. The average interest rate on fixed rate loans as of June 30, 2011 and December 31, 2010 was 9.29% and 9.51%, respectively.

•
Variable Interest Rate:  All variable interest rate loans are indexed to the Prime rate with interest rate floors. At December 31, 2010 and June 30, 2011, the Prime rate was 3.25% per annum, respectively.  As of December 31, 2010 and June 30, 2011, the weighted average contractual interest rates on our variable rate loans (including loans in non-accrual status) was Prime plus 9.85% and Prime plus 10.09%, respectively. At June 30, 2011, 44.2% of our portfolio consisted of variable rate loans, as compared to 46.0% at December 31, 2010. The weighted average interest rate on variable rate loans was 13.34% per annum and 13.10% per annum at June 30, 2011 and December 31, 2010, respectively.

Changes in the mix of fixed and variable rate loans in the portfolio and the weighted average interest rates for each category is primarily attributed to foreclosures of such loans during the six months ended June 30, 2011.

While  a substantial portion of our loans are in default or in non-accrual status, a summary of outstanding principal balances on our portfolio loans (including non-accrual loans), net of the valuation allowance, as of December 31, 2010 and June 30, 2011, respectively, provided by the contractual loan terms for fixed and variable interest rates is as follows (in thousands except percentages and unit data):

	December 31, 2010			June 30, 2011
	Fixed	Variable	Total	Fixed	Variable	Total
	Rate	Rate	Loan	Rate	Rate	Loan
	Loans	Loans	Portfolio	Loans	Loans	Portfolio

Total Principal Outstanding	$225,204	$192,136	$417,340	$189,363	$149,809	$339,172
Less Valuation Allowance			(294,140)			(221,948)
Net Principal Outstanding			$123,200			$117,224
% Total Principal	54.0%	46.0%	100.0%	55.8%	44.2%	100.0%
Weighted Average Rate	9.51%	13.10%	11.16%	9.29%	13.34%	11.08%
Number of Loans	21	17	38	19	15	34
Average Principal Balance	$10,724	$11,302	$10,983	$9,966	$9,987	$9,976

As of June 30, 2011, the valuation allowance totaled $221.9 million representing 65.4% of the total loan principal balances. As of December 31, 2010, the valuation allowance totaled $294.1 million, representing 70.5% of the total loan portfolio principal balances.

Concentration by Category based on Collateral’s Development Status

With our suspension of the funding of new loans, the concentration of our current portfolio loans by development status and expected end-use of the underlying collateral have not changed materially, and is not expect to change, materially from December 31, 2010 to June 30, 2011 or in future periods until we begin making new mortgage investments. Changes in classifications are primarily a result of foreclosures of certain loans, unless loans are modified and additional loan amounts advanced to allow a borrower’s project to progress to the next phase of the project’s development.

We intend to continue the process of disposing of a significant portion of our existing assets, individually or in bulk, and to utilize the proceeds for operating purposes or, to the extent excess funds are available, to reinvest the proceeds from such dispositions, along with excess proceeds from the NW Capital loan and any other financing in our target assets.  These target assets consist of the acquisition and origination of mortgage loans, mezzanine loans, other debt instruments and equity and preferred equity interests or investments, including high yield, short-term, senior secured commercial real estate mortgage loans.

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

As of June 30, 2011 and December 31, 2010, there was one borrower whose outstanding principal totaled $70.7 million and $69.1 million which was approximately 20.9% and 16.6%, respectively, of our total mortgage loan principal balance outstanding and is classified as pre-entitled land – processing entitlements. In addition, there was one borrowing group whose aggregate outstanding principal aggregated $93.4 million and $94.7 million, respectively, representing approximately 27.5% and 22.7%, respectively, of our total mortgage loan principal balance outstanding at June 30, 2011 and December 31, 2010, respectively, which consisted of a $51.7 million loan classified as construction and existing structures – improvements and a $41.7 million loan classified as entitled land – infrastructure under construction. Finally, there was an additional borrowing group whose outstanding principal aggregated $38.9 million and $42.6 million, representing 11.5% and 10.2%, respectively, of our total mortgage loan principal balance outstanding at June 30, 2011 and December 31, 2010, respectively, which consisted of multiple loans classified as pre-entitled or entitled land.  Each of these loans was in non-accrual status as of June 30, 2011 and December 31, 2010 due to the shortfall in the combined current fair value of the underlying collateral for such loans, and we recognized no mortgage interest income for these loans during the six and three months ended June 30, 2011. However, two other loans from one borrower group, which have principal balances totaling $1.2 million at June 30, 2011, accounted for approximately 12.8% of total mortgage loan income during the six months ended June 30, 2011. Additionally, three other loans with outstanding principal balances of $11.5 million at June 30, 2011, accounted for approximately 36.9% of the total mortgage income during the six months ended June 30, 2011.

Loan Maturities and Loans in Defaults

The following table summarizes the near term scheduled maturities of our mortgage loans as of June 30, 2011, net of the valuation allowance (in thousands except percentages and unit data):

June 30, 2011

Quarter	Amount	Percent	#
Matured	$202,703	59.7%	22
Q4 2011	36,146	10.7%	4
Q1 2012	3,019	0.9%	2
Q2 2012	3,250	1.0%	1
Q3 2012	93,419	27.5%	2
Q3 2013	433	0.1%	2
Q1 2014	202	0.1%	1
Total	$339,172	100.0%	34

Less: Valuation Allowance	(221,948)

Net Carrying Value	$117,224

From time to time, we may extend a mortgage loan’s maturity date in the normal course of business.  In this regard, we have modified certain loans, extending maturity dates in some cases to two or more years, and we expect that we will modify additional loans in the future in an effort to seek to preserve our collateral. Accordingly, repayment dates of the loans may vary from their currently scheduled maturity date. If the maturity date of a loan is not extended, we classify and report the loan as matured.  Given the current real estate market and lack of available takeout financing, we do not expect the payoffs to materialize in the respective quarters.

Loan Modifications

During the six months ended June 30, 2011, we modified one loan in the amount of $1.0 million to extend the maturity date by 12 months.  There was no change in interest rate or forgiveness of principal or interest.  Also, we received approximately $0.3 million in a principal paydown in connection with the extension.

The following table provides a summary of loan modifications for our portfolio as of June 30, 2011:

	June 30, 2011
	Amount (in thousands)%		#
Loans Not Modified and Currently Matured	$202,703	60%	22
Loans Modified to Extend Maturity	93,657	28%	5
Original Maturity Date Not Reached	42,812	13%	7
Total Loan Principal	$339,172	100%	34

Real Estate Held for Development or Sale

A discussion and summary of REO held for development or sale as of December 31, 2010 and June 30, 2011, respectively, is presented in Note 5 of the accompanying financial statements under the heading entitled “Real Estate Held for Development or Sale”.

During the six months ended June 30, 2011, we foreclosed on three loans with a carrying value of $6.6 million.  In addition, we sold certain REO assets and experienced other recoveries of $3.2 million in cash.

Important Relationships Between Capital Resources and Results of Operations

Mortgage Loans, Participations and Loan Sales

We are actively marketing our loans for participation in the future. In light of current economic conditions, it may be necessary for us to employ alternative structures for loan participations and loan sales and they may be relatively less attractive to us.

During the six months ended June 30, 2011, we sold three loans generating $4.7 million in cash.  No gain or loss resulted from the sale of these loans.  In addition, subsequent to June 30, 2011, we sold one loan for $8.5 million, for which we provided sellers financing of $4.5 million.  No loans were sold or participated during the six months ended June 30, 2010.

Summary of Existing Loans in Default

A discussion of our real existing loans in default and summaries of the geographic and loan classification concentrations of loans in default, net of the valuation allowance, as of December 31, 2010 and June 30, 2011, respectively, is presented in Note 4 of the accompanying financial statements under the heading entitled “Loans in Default”.

Valuation Allowance and Fair Value Measurement

A discussion of our valuation allowance, fair value measurement, valuation categories and summaries of the procedures performed in connection with our fair value analysis as of June 30, 2011, is presented in Note 6 of the accompanying financial statements under the heading entitled “Fair Value”.  We recorded a recovery of credit losses of $3.0 million during the six months ended June 30, 2011 and provision for credit losses of $27.6 million for the six months ended June 30, 2010.

The recovery of credit losses for the period ended June 30, 2011 was the result of an increase in the value of collateral for a single loan.  The increased collateral value was based on the value of additional land added to the collateral base coupled with management’s assessment to move the primary collateral to the high end of the valuation range as a result of increased market participant activity indicating an improved value.

In addition, as a result of our analysis, we recorded $1.5 million in impairment charges for our REO assets during the six months ended June 30, 2011 and $11.0 million for the six months ended June 30, 2010. As of December 31, 2010 and June 30, 2011, 93% of REO assets were valued on an “as is” basis while 7% were valued on an “as developed” basis.

Trends in Interest Income and Effective Yield

At December 31, 2010 and June 30, 2011, our loans had a weighted average note rate of 11.16% per annum and 11.08% per annum, respectively.  For the income on these yields to be fully realized, all loans must be “performing” and accrued interest income must be deemed to be collectible.  At December 31, 2010, 30 of the 38 loans in default were in non-accrual status and had outstanding principal balances totaling $407.4 million. At June 30, 2011, 27 of the 29 loans in default were in non-accrual status and had outstanding principal balances totaling $331.3 million. Two loans were in default due to being past the contracted maturity date.  At December 31, 2010 and June 30, 2011, accrued interest income totaled $8.1 million and $7.2 million, respectively, and the cumulative note rate interest earned but not accrued totaled approximately $82.7 million and $87.3 million, respectively.  At June 30, 2011, we have, or expect to, commence enforcement action on 22 of the 29 loans in default which will likely result in foreclosure.

Alternatively, we may continue to modify our loans, which may result in an extended term of maturity on such loans of two years or longer and, in some cases, accept an interest rate reflective of current market rates, which are lower than in prior periods.   Accordingly, we believe that net interest income, as a percent of the total loans (the combined total of both accrual and non-accrual loans), will remain at minimal levels until we re-commence lending activities at a meaningful level.

Leverage to Enhance Yields

On June 7, 2011, we entered into a $50 million convertible loan agreement for the purpose of providing working capital and funding our other general business needs. The loan matures on June 6, 2016 and bears interest at a rate of 17% per year plus a 15% Exit Fee due at maturity (effective rate of approximately 22.5%). This loan is secured by substantially all of our existing and future subsidiaries and a security interest in most of our assets. We also are required to deposit cash receipts into a cash management account for disbursement pursuant to the terms of a budget agreed to by us and NW Capital and to otherwise pay certain amounts owed under the loan.  See Note 7 “Notes Payable” of the accompanying financial statements for further discussion of this transaction.

In addition to debt that existed at December 31, 2010, during the six months ended June 30, 2011, we secured financing from a bank in the amount of $1.5 million for the purpose of funding working capital needs. This loan was paid in full as of June 30, 2011 using proceeds from the NW Capital loan.

We may deem it beneficial, if not necessary, to employ additional leverage in the future.

Off-Balance Sheet Arrangements

For certain loans, upon their initial funding, a reserve for future interest payments is deposited into a controlled disbursement account in the name of the borrower for our benefit. These accounts, which are held in the name of the borrowers, are not included in the accompanying consolidated balance sheets. As of June 30, 2011, there was $0.1 million of such amounts outstanding. We did not have any other off-balance sheet arrangements.

Contractual Obligations

Our outstanding notes payable, the lease obligations on the space applicable to our headquarters, the contingent liability to broker-dealers, funding commitments to borrowers and certain contractual obligations to consultants as of June 30, 2011, as described elsewhere in this Form 10-Q and in previously filed annual report on  Form 10-K, reflect our contractual obligations as of such dates.

The nature and anticipated payment periods of these obligations as of June 30, 2011 are as follows (amounts in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years

Principal Payments for Long-Term Debt Obligations (1)	$64,629	$7,500	$6,576	$-	$50,553
Interest Payments (1)	54,517	4,842	17,742	17,188	14,745
Funding commitments to borrowers	6,824	6,824	-	-	-
Operating Lease Obligations (2)	4,538	392	1,509	1,525	1,112
Consulting fee (3)	10,402	1,322	5,290	3,790	-
Commission liability to broker-dealers (4)	23	23	-	-	-
Total	$140,933	$20,903	$31,117	$22,503	$66,410

(1)	Includes principal and interest due on current outstanding notes payable based upon the current applicable interest rates and applicable due dates ranging between 2011 and 2016.
(2)	Includes lease obligations for our office space and equipment.
(3)	Consulting fee for NWRA at $125,000 per month starting April 1, 2011 for 4 years, consulting fee for ITH at an annual rate of $845,000 per year and Juniper Capital at $300,000 per year.
(4)
Contingent commission liability to broker/dealers representing one-half of the amount that would have been paid to the Manager for its share of any gains resulting from the sale of our assets above our original basis.

In addition, we anticipate commencing a $10.0 million rights offering to raise additional capital and to provide the option for existing stockholders to purchase convertible notes with substantially similar economic term to the $50.0 million convertible loan we recently entered into with NW Capital.

Liquidity and Capital Resources

Going Concern Basis Presentation and Liquidity

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

Due to unprecedented dislocations in the real estate and capital markets, we have incurred a significant reduction in loan payoffs from borrowers and an increase in loan defaults, non-performing loans and REO assets, resulting in a substantial reduction in our cash flows. We have taken a number of measures to provide liquidity, including, among other things, engaging in efforts to sell whole loans and participate interests in our loans, to dispose of certain real estate and to evaluate and seek debt or equity financing alternatives.

On June 7, 2011, we entered into a $50 million convertible loan agreement for the purpose of providing working capital and funding our other general business needs. We believe this debt financing will allow us the time and resources necessary to meet liquidity requirements and dispose of assets in a reasonable manner and on terms more favorable to us. However, the dislocations and uncertainty in the economy, and in the real estate, credit, and other markets, have created an extremely challenging environment that will likely continue for the foreseeable future.

We believe that the $50 million in financing coupled with proceeds from the sale of our real estate assets will be sufficient to fund future operations and to implement our investment strategy.  However, there is no assurance that we will be successful in selling existing real estate assets in a timely manner for this purpose.  If we are unable to implement our investment strategy and generate sustainable earning assets, we may not have sufficient liquidity over the long term which may have a further adverse effect on our business, results of operations and financial position.

Requirements for Liquidity

We require liquidity and capital resources for various financial needs, including acquiring and originating our target assets, as well as for costs, expenses and general working capital needs, including, maintenance and development costs for REO assets, general and administrative operating costs, management fees and loan enforcement costs, interest expense on participations and loans, repayment of principal on borrowings, payment of outstanding property taxes and other liabilities and costs.

We expect our primary sources of liquidity over the next twelve months to consist of the net proceeds from the NW Capital convertible loan and proceeds from the disposition of a portion of our existing assets.  We anticipate redeploying these proceeds to acquire our target assets, which will generate periodic liquidity from current investment earnings, as well as cash flows from dispositions of these assets through sale and loan participations.  In addition to the disposition of our existing portfolio of REO assets, we expect to address our liquidity needs by periodically accessing the capital markets, lines of credit and credit facilities or pursuing other available alternatives which may become available to us.

Our requirements for liquidity and capital resources are described in more detail in our Annual Report on Form 10-K for the year ended December 31, 2010. There have been no material changes to our requirements for liquidity from those described in our previously filed annual report on Form 10-K as of and for the year ended December 31, 2010, except as discussed below.

Requirements for Liquidity

Acquisition of Target Assets

Liquidity in excess of operating requirements will be used in the acquisition of our target assets.  We anticipate that we will invest in target assets in the next twelve months. However, the level of target assets we are able to acquire will depend on the amount of available liquidity to make such investments.

Loan Fundings and Investments

We require liquidity to fund loans made to our borrowers. Estimated future commitments for construction or development costs and for interest are included in mortgage loans held for sale in the accompanying consolidated balance sheets. A summary of the undisbursed loans-in-process and interest reserves balances as of December 31, 2010 and June 30, 2011, is presented in Note 9 of the accompanying financial statements under the heading entitled “Commitments and Contingencies”.

While the contractual amount of unfunded loans-in-process and interest reserves totaled $39.2 million at June 30, 2011, we estimate that we will fund approximately $8.5 million subsequent to June 30, 2011. Of the $8.5 million expected to be funded, $4.0 relates to unfunded interest reserves on two loans (which is a non-cash commitment), $1.4 million relates to anticipated borrower construction or operating costs, $1.7 million relates to tax related reserves and $1.4 million relates to reserves for protective advances not required under the terms of the loan agreement but that we expect to fund to protect our interest in the asset. The difference of $30.7 million, which is not expected to be funded, relates to loans that are in default, loans that have been modified to lower the funding amount and loans whose funding is contingent on various project milestones, many of which have not been met and are not expected to be met given current economic conditions. Accordingly, these amounts are not reflected as funding obligations in the accompanying consolidated balance sheets. With available cash and cash equivalents of $24.8 million and funds held in escrow of $7.8 million at June 30, 2011, scheduled loan payoffs, the suspension of new loan request funding, additional debt financing secured, and other available sources of liquidity, including potential loan participations, loan sales or sales of REO assets, we expect to meet our obligation to fund these undisbursed amounts in the normal course of business. See Note 1 in the accompanying consolidated financial statements for discussion of our liquidity.

Maintenance and Development Costs for Real Estate Owned

We require liquidity to pay costs and fees to preserve and protect the real estate we own. Real estate owned consists primarily of properties acquired as a result of foreclosure or purchase. At December 31, 2010 and June 30, 2011, our REO assets comprised of 39 properties, respectively, acquired through foreclosure or purchase, with carrying values of $89.5 million and $92.9 million, respectively. Costs related to the development or improvement of the assets are capitalized and costs relating to holding the assets are charged to expense. Cash outlays for capitalized development costs totaled $4.4 million and $0.3 million during the six months ended June 30, 2011 and 2010. In addition, costs related to holding and maintaining such properties, which are expensed and included in property taxes and other operating expenses for REO assets in the accompanying consolidated statement of operations, totaled approximately $3.2 million and $2.5 million during the six months ended June 30, 2011 and 2010, respectively. The nature and extent of future costs for the development of REOs depends on the level of development undertaken, the amount of available liquidity, the number of additional foreclosures and other factors.  We expect to incur approximately $6.8 million in property taxes and other operating costs and $1.5 million in development costs over the next twelve months.

Debt Service

We also require liquidity to pay interest expense on loan participations and from our borrowings and for notes payable. In June 2011, we entered into a $50 million convertible loan agreement with NW Capital for the purpose of providing working capital and funding our other general business needs. See Note 7 of the accompanying financial statements under the heading entitled “Notes Payables” for further discussion of this transaction.  Based on our existing indebtedness, we expect to pay approximately $2.5 million over the next twelve months in interest cash payments.  A summary of the notes payable as of December 31, 2010 and June 30, 2011 is presented in Note 7 of the accompanying financial statements under the heading entitled “Notes Payable”.

Repayment of Borrowings

Based on the terms of our current indebtedness, we expect to repay principal of $9.6 million over the next twelve months.  We repaid in full an outstanding loan on one of our properties in the amount of $7.5 million in July 2011.

Dividend to Stockholders

We expect to pay quarterly distributions to our common stockholders not to exceed an annual amount of 1% of our book value as of the previous December 31 per share (currently approximately $0.03 per share per quarter or $0.12 per share annually) over the next eight quarters.  We currently expect to commence payment of the first such distribution after the quarter ending June 30, 2011 to be paid in July 2011, but the declaration and amount of any such future dividends will be subject to the availability of legally distributable funds, the discretion of our board of directors and restrictions to pay dividends under the NW Capital loan agreement.  We expect such dividends to be $1.5 million over the next twelve months.

Sources of Liquidity

There have been no material changes to our sources of liquidity from those described in our previously filed annual report on Form 10-K as of and for the year ended December 31, 2010, except as discussed below.

NW Convertible Debt

In June 2011, we entered into a $50 million convertible loan agreement with NW Capital for the purpose of providing working capital and funding our other general business needs.  Our net proceeds from the loan were $42.5 million.  These proceeds were deposit into three accounts, an operating account, a trust account and an escrow account.  The operating account is funded with three months of operating funds on a rolling basis based on a budget submitted to NW Capital.  Funds are transferred from the trust account to the operating account based on budget submissions to NW Capital and their approval of the use of the funds.  The escrow account was used to place proceeds for repayment for certain indebtedness.

Investment Income

We expect to generate investment income from the acquisition of target assets. However, the actual investment income depends on the timing and amount of funds available for investment and there can be no assurance of the level of return on such assets.

Cash Flows

Cash Used In Operating Activities.

Cash used in operating activities was $20.8 million for the six months ended June 30, 2011 as compared to $9.2 million for the six months ended June 30, 2010.  Cash used in operating activities includes the cash generated from interest and other mortgage income from our loan portfolio, offset by amounts paid for property taxes and other operating costs for REO assets, professional fees, general and administrative expenses and other expenses, as well as, interest on notes payable. The increase in cash used in operating activities from 2011 to 2010 is attributed to the decrease in the income-earning assets in our real estate portfolio and resulting mortgage income as well as funds held in escrow and the payment of recurring operating expenses, outstanding accounts payable and accrued expenses of $1.7 million and prepaid insurance policies and other assets of $1.8 million.

Cash Provided By Investing Activities.

Net cash provided by investing activities was $5.1 million for the six months ended June 30, 2011 as compared to $2.9 million for the six months ended June 30, 2010. The increase in net cash provided by investing activities is primarily due to the sale and recoveries of REO assets and loans totaling $4.6 million and the receipt of mortgage payments totaling $3.7 million during the six months ended June 30, 2011.  These amounts were offset by mortgage fundings of $2.6 million and capital outlays of REO of $0.6 million.

Cash Provided by Financing Activities.

Net cash provided by financing activities was $39.6 million for the six months ended June 30, 2011 and $8.9 million for the six months ended June 30, 2010. The increase is primarily due to the receipt of proceeds from the NW Capital convertible loan offset by related debt issuance costs.

Critical Accounting Policies

Our critical accounting policies are disclosed in our previously filed Annual Report on Form 10-K for the fiscal year ended December 31, 2010.  As of June 30, 2011, there has been no significant changes in our critical accounting policies from December 31, 2010, except as discussed below.

Deferred Financing Costs.

Deferred financing costs are capitalized direct costs incurred to obtain financing and are amortized over the term of the related debt using the effective interest method. Upon the extinguishment of the related debt, any unamortized capitalized debt financing costs are immediately charged to expense.

Recent Accounting Pronouncements

For information regarding recent accounting pronouncements that are applicable to us, see Note 2 to our unaudited consolidated financial statements included with this Form 10-Q.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Our quantitative and qualitative disclosures about market risk are disclosed in our previously filed Annual Report on Form 10-K for the year ended December 31, 2010.  As of June 30, 2011, there has been no significant changes in our market risks from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

Interest Rate Risk

Because over 98.1% of the principal balances of our loans are in non-accrual status as of June 30, 2011 and 97.6% as of December 31, 2010, changes in weighted average interest rates for our loan portfolio have little impact on interest income.

The following table contains information about our mortgage loan principal balances as of June 30, 2011, presented separately for fixed and variable rates and the calendar quarters in which such mortgage investments mature.

Loan Rates:	Matured	Q4 2011	Q1 2012	Q2 2012	Q3 2012	Q3 2013	Q1 2014	Total
	(in thousands)
Variable	$145,561	$3,229	$1,019	$-	$-	$-	$-	$149,809
Fixed	57,142	32,917	2,000	3,250	93,419	433	202	189,363
	$202,703	$36,146	$3,019	$3,250	$93,419	$433	$202	339,172
Less: Valuation Allowance								(221,948)
Net Carrying Value								$117,224

As of June 30, 2011, we had cash and cash equivalents totaling $24.8 million (or 9.3% of total assets), all of which were held in bank accounts or highly liquid money market accounts or short-term certificates of deposit. We have historically targeted 3% - 5% of our assets to be held in such accounts as a working capital reserve. However, our actual deployment in the future may vary depending on a variety of factors, including the timing and amount of debt or capital raised and the timing and amount of investments made. We believe that these financial assets do not give rise to significant interest rate risk due to their short-term nature.

Item 4T.  Controls and Procedures

Controls and Procedures

Our management has evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Form 10-Q.

Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the period ended June 30, 2011 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes to Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our fiscal quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our evaluation of the effectiveness of our internal control over financial reporting.

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

In July 2010, the parties in the four actions mentioned above filed various motions and/or briefs seeking competing forms of consolidation and/or coordination of the four actions. During a hearing on these motions on October 14, 2010, the parties in the respective actions agreed to consolidate the four actions for all purposes, subject to certain provisions with “respect to the unique individual count brought” by the Tucek plaintiffs. On October 25, 2010, the Delaware Court of Chancery granted the respective parties’ proposed “Order of Consolidation and Appointment of Co-lead Plaintiffs: Counsel and Co-Liaison Counsel,” which, among other things, consolidated the four actions, ordered that a consolidated complaint shall be filed within 45 days of October 25, 2010, followed by consolidated discovery, and designated the plaintiffs’ counsel from the May 25, 2010 and June 17, 2010 lawsuits as co-lead counsel. The consolidated class action complaint was filed on December 17, 2010. Defendants’ filed a motion to dismiss on January 31, 2011.  At a hearing on June 13, 2011 on the motion to dismiss, the Chancery Court granted the Defendants’ motion to dismiss without prejudice.  Subsequently, the Plaintiffs filed a new verified complaint entitled “Amended and Supplemental Consolidated Class Action Complaint” on July 15, 2011. The consolidated action is in its early stage and it is not possible to estimate at this time the range of exposure, if any, the consolidated action presents. However, we and our affiliated named individuals and entities dispute these claims and will defend vigorously against these actions.

On December 29, 2010, an action was filed in the Superior Court of Arizona, Maricopa County by purported Fund members David Kurtz, David L. Kurtz, P.C., Lee Holland, William Kurtz, and Suzanne Sullivan against us, the Fund, the Manager, and affiliated named individuals. The plaintiffs make numerous allegations against the defendants, including allegations that fiduciary duties owed to Fund members and to the Fund were breached because the Conversion Transactions were unfair to Fund members, constitute self-dealing, and because the Form S-4 and/or information provided about the Form S-4 or Conversion Transactions were false and misleading. In addition, the plaintiffs allege that the Fund wrongfully rejected Kurtz’s books and records requests, defamed Kurtz, and wrongfully brought a civil action related to the Conversion Transactions. The plaintiffs seek the return of their original investments, damages for defamation and invasion of privacy, punitive damages, and their attorneys’ fees and costs.  Defendants filed a motion to stay this lawsuit in favor of the consolidated action pending in Delaware on February 28, 2011.  In an order dated June 1, 2011, the Court granted defendants’ motion to stay and stayed the action pending the outcome of the lawsuit pending in the Delaware Court of Chancery.  Plaintiffs have filed a motion for reconsideration of their motion to stay.  Defendants filed a response to that motion on July 18, 2011.    We and our affiliated named individuals and entities dispute these allegations and will defend vigorously against these actions.

The lender of the $7.5 million outstanding note secured by one of our REO assets contended that the NW Capital loan was in violation of a restrictive covenant of that loan and, subsequent to June 30, 2011, declared a default on the loan and commenced enforcement action against us.  The loan was repaid in full subsequent to June 30, 2011 utilizing the funds held in escrow at June 30, 2011.

On June 8, 2010, we received notice from the SEC that we are the subject of a SEC investigation and received three document subpoenas. We have and continue to work cooperatively with the SEC in its investigation. The resolution of the SEC investigation is not determinable at this time.

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

Risks Related to Our Business Strategy and Our Operations:

NW Capital has substantial approval rights over our operations. Their interests may not coincide with yours and they may make decisions with which you disagree.

Under the terms of the NW Capital loan agreement, NW Capital has substantial approval rights over our operations. NW Capital or its affiliates, upon conversion of the loan to Series A preferred stock, which in turn is convertible into common stock, would beneficially own approximately 23.7% of our common stock. This ownership may increase further as a result of a portion of accrued interest options on the notes or PIK dividends on the Series A preferred stock, if NW Capital elects to purchase of any notes not subscribed to in a potential rights offering to existing stockholders is undersubscribed, or if NW Capital consummates a proposed $10 million tender offer for shares of our Class B and Class C common stock. In addition, if NW Capital converts the loan into Series A preferred stock, it will hold a majority of outstanding preferred stock and effectively have the ability to control the appointment of two directors to our board of directors. The preferred directors have approval rights over nominations of directors elected by holders of common stock and will also have the power to exercise control over most of the rights, powers and preferences of holders of Series A preferred stock without a vote of the holders of Series A preferred stock. Without the consent of these two directors we may not undertake certain actions, including the creation of shares of our common stock on parity or senior to the NW Capital loan, changing the total number of our board of directors and consenting to the transfer of shares of Series A preferred stock. Further, taking certain actions, including breaching any of our material obligations under the NW Capital loan or to the holders of Series A preferred stock under the certificate of designation, if a material adverse event occurs under the NW Capital loan or the certificate of designation or if any certification, representation or warranty made by us under the NW Capital loan or in the certificate of designation shall have been false or misleading in any material respect as of the issuance date of the Series A preferred stock, could result in a default under the terms of the Series A preferred stock. NW Capital’s interests may not always coincide with our interests as a company or the interests of our other stockholders. Accordingly, NW Capital has significant approval rights over our business and operations. Furthermore, an affiliate of NW Capital is expected to be nominated to our board of directors upon the issuance of the Series A preferred stock and we have entered into a long-term advisory services contract with an affiliate of NW Capital for the provision of various services.

As a result, of its substantial beneficial equity interest in us, NW Capital has considerable influence over our corporate affairs and actions, and makes it difficult or impossible to enter into certain transactions without the support of NW Capital. Accordingly, NW Capital could cause us to enter into transactions or agreements that you would not approve or make decisions with which you may disagree.

The NW Capital loan agreement contains restrictive covenants relating to our operations, which could limit our business, results of operations, ability to pay dividends to our stockholders and the market value of our common stock.

The NW Capital loan agreement contains certain restrictive covenants, which limit certain actions we might otherwise take without NW Capital’s consent. These restrictive covenants include, without limitation, our ability to sell, encumber or otherwise transfer certain assets, declare or pay any dividend or take similar actions except, subject to certain conditions, we may pay dividends on our common stock not in excess of 1% per annum of the net book value of the common stock as of the immediate preceding fiscal year for the first eight quarters following the closing of the NW Capital loan, incur any additional indebtedness until after the second anniversary of the NW Capital loan pursuant to certain lines of credit if pledged asset coverage values are met, or issue any equity securities, subject to certain exceptions. In addition, we may not increase or decrease the number of members on our board of directors, or establish any board committee other than in the ordinary course of business or take certain actions with respect to employee benefit plans and incentive compensation plans. If we fail to meet or satisfy any of these covenants, we would be in default under the loan agreement, and NW Capital could elect to declare loans outstanding to us due and payable, require the posting of additional collateral and enforce their respective interests against existing collateral from us. A default also could limit significantly our financing alternatives, which could cause us to curtail our investment activities or prematurely dispose of assets.

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

We may continue to record losses as a result of additional provisions for credit losses, impairment charges and interest incurred on existing or new indebtedness which may further harm our results of operations.

Due primarily to the recording of provisions for credit losses relating to our commercial mortgage loans, impairment charges on real estate owned and continuing operating deficits, we reported a net loss of $74.5 million, $117.0 million and $12.3 million for the years ended December 31, 2009, 2010 and the six months ended June 30, 2011, respectively. As of June 30, 2011, our accumulated deficit aggregated $537.8 million. Our historical business model relied on the availability of third-party capital to our borrowers to re-finance short-term commercial real estate bridge loans that we provided to the borrowers to facilitate real estate entitlement and development. However, the erosion of the U.S. and global credit markets in 2008, 2009 and 2010, including a significant and rapid deterioration of the commercial mortgage lending and related real estate markets, has substantially curtailed the availability of traditional sources of take-out financing. As a result, we have experienced increased default and foreclosure rates on our commercial real estate mortgage loans. In addition, as a result of these changes, we have modified certain commercial real estate mortgage loans, including modifications to the applicable periodic repayment rates and extended maturity dates by two years or longer. We may continue to record net losses in the future as a result of additional provisions for record losses, or otherwise, which may further harm our results of operations.

While we have secured $50 million in financing from the NW Capital loan closing, there is no assurance that we will be successful in selling real estate assets in a timely manner to sufficiently fund operations or obtaining additional financing, and if available, there are no assurances that the financing will be at commercially acceptable terms. Failure to generate sustainable earning assets may have a further material adverse effect on our business, results of operations, and financial position.

If we are required to fund the entire amount of unfunded loans-in-process, our liquidity may be further adversely affected.

We have original contractual commitments on unfunded commercial mortgage loans to our borrowers in process and interest reserves totaling $39.2 million at June 30, 2011, of which we estimate we will be required to fund no more than $8.5 million and no more than $4.5 million in cash. The estimated amount to be funded excludes amounts of previous commitments that we are no longer legally obligated to fund because the borrowers are in default, the loans have been modified to lower the funding amount, or the loan funding was contingent on various project milestones which were not met. If we are required to fund any of the unfunded contractual commitments to our borrowers for unfunded commercial mortgage loans-in-process, this could adversely affect our liquidity. For more information about our loan fundings, see the discussion in our annual report on Form 10-K for the year ended December 31, 2010 under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations of IMH Financial Corporation —Requirements for Liquidity — Loan Fundings.”

Acquiring ownership of property, through foreclosure or otherwise, subjects us to the various risks of owning real property and we could incur unexpected costs and expenses, which could harm our business.

We have acquired real property in connection with foreclosures of our commercial mortgage loans in which we have invested, and we may acquire additional real property in this manner in the future. As of June 30, 2011, we owned 39 properties with an aggregate net carrying value of $92.9 million and had commenced enforcement action on 22 additional properties. As an owner of real property, we will incur some of the same obligations and potentially more, and will be exposed to some of the same risks as the borrower was prior to our foreclosure on the applicable loan.

We depend on key personnel and an error in judgment or the loss of their services could harm our business.

Our success depends upon the experience, skill, resources, relationships, contacts and continued efforts of certain key personnel including, among others, William Meris, our president, and Steven Darak, our chief financial officer. If any of these individuals were to make an error in judgment in conducting our operations or to cease employment with us, our business and operating results could be harmed. Our future success also depends in large part upon our ability to hire and retain highly skilled managerial, operational and marketing personnel. Should we be unable to attract and retain such key personnel, our ability to make prudent investment decisions may be impaired, which could harm our results of operations and prospects.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds.

Mr. Albers, our former CEO, sold shares of 1,423 B-1 common stock, 1,423 B-2 common stock, 2,849 B-3 common stock and 313,789 B-4 common stock to an NW Capital affiliate in June 2011.

ITH Consulting was granted 50,000 shares of common stock in connection with the placement of the senior convertible loan with NW Capital in June 2011.

An employee was granted 14,114 shares of B-3 common stock during the six months ended June 30, 2011.

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

10.2	Commitment Letter by and between IMH Financial Corporation and NWRA Ventures I, LLC (filed as Exhibit 10.1 to Current Report on Form 8-K on April 26, 2011 and incorporated herein by reference).

10.3	Loan Agreement by and between IMH Financial Corporation and NWRA Ventures I, LLC (filed as Exhibit 10.2 to Current Report on Form 8-K on April 26, 2011 and incorporated herein by reference).

10.4	Form of Promissory Note (filed as Exhibit 10.3 to Current Report on Form 8-K on April 26, 2011 and incorporated herein by reference).

10.5	Advisory Services Agreement with New World Realty Advisors, LLC (filed as Exhibit 10.3 to Current Report on Form 8-K on April 26, 2011 and incorporated herein by reference).

10.6	Separation Agreement with Shane Albers (filed as Exhibit 10.6 to Current Report on Form 8-K on April 26, 2011 and incorporated herein by reference).

10.7	Employment Agreement with William Meris (filed as Exhibit 10.7 to Current Report on Form 8-K on April 26, 2011 and incorporated herein by reference).

10.8	Employment Agreement with Steven Darak (filed as Exhibit 10.8 to Current Report on Form 8-K on April 26, 2011 and incorporated herein by reference).

10.9	Consulting agreement by and between IMH Financial Corporation and Juniper Capital, LLC (filed as Exhibit 10.3 to Current report on Form 8-K on June 7, 2011 and incorporated herein by reference).

31.1*	Certification of Chief Executive Officer of IMH Financial Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer of IMH Financial Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*†	Certification of Chief Executive Officer and the Chief Financial Officer of IMH Financial Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

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

Date: August 15, 2011	IMH FINANCIAL CORPORATION

	By:	/s/ Steven Darak
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

10.2	Commitment Letter by and between IMH Financial Corporation and NWRA Ventures I, LLC (filed as Exhibit 10.1 to Current Report on Form 8-K on April 26, 2011 and incorporated herein by reference).

10.3	Loan Agreement by and between IMH Financial Corporation and NWRA Ventures I, LLC (filed as Exhibit 10.2 to Current Report on Form 8-K on April 26, 2011 and incorporated herein by reference).

10.4	Form of Promissory Note (filed as Exhibit 10.3 to Current Report on Form 8-K on April 26, 2011 and incorporated herein by reference).

10.5	Advisory Services Agreement with New World Realty Advisors, LLC (filed as Exhibit 10.3 to Current Report on Form 8-K on April 26, 2011 and incorporated herein by reference).

10.6	Separation Agreement with Shane Albers (filed as Exhibit 10.6 to Current Report on Form 8-K on April 26, 2011 and incorporated herein by reference).

10.7	Employment Agreement with William Meris (filed as Exhibit 10.7 to Current Report on Form 8-K on April 26, 2011 and incorporated herein by reference).

10.8	Employment Agreement with Steven Darak (filed as Exhibit 10.8 to Current Report on Form 8-K on April 26, 2011 and incorporated herein by reference).

10.9	Consulting agreement by and between IMH Financial Corporation and Juniper Capital, LLC (filed as Exhibit 10.3 to Current report on Form 8-K on June 7, 2011 and incorporated herein by reference).

31.1*	Certification of Chief Executive Officer of IMH Financial Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer of IMH Financial Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*†	Certification of Chief Executive Officer and the Chief Financial Officer of IMH Financial Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

†
This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Exchange Act, and is not to be incorporated by reference into any filings of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.