Form 10-Q
period 2011-09-30
IMH Financial Corp
filed 2011-11-21
CIK 1397403

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
____________________
FORM 10-Q

(Mark One)

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended September 30, 2011

or

☐ Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______ to _______

Commission File number 000-52611

IMH FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	27-1537126
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

4900 N. Scottsdale Rd #5000
Scottsdale, Arizona, 85251
 (Address of principal executive offices and zip code)

(480) 840-8400
(Registrant’s telephone number including area code)

N/A

 (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑     No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes  ☐     No  ☑

The registrant had 50,000 shares of Common Stock, 3,811,342 shares of Class B-1 Common Stock, 3,811,342 shares of Class B-2 Common Stock, 7,735,169 shares of Class B-3 Common Stock, 627,579 shares of Class B-4 Common Stock and 838,448 shares of Class C Common Stock, which were collectively convertible into 16,873,880 outstanding common shares as of November 21, 2011.

IMH FINANCIAL CORPORATION
QUARTERLY REPORT ON FORM 10-Q

PART I

  FINANCIAL INFORMATION

Item 1.	Financial Statements.

IMH FINANCIAL CORPORATION
(formerly known as IMH Secured Loan Fund, LLC)
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	December 31,	September 30,
	2010	2011
		(unaudited)
ASSETS
Cash and Cash Equivalents	$831	$27,670
Mortgage Loans Held for Sale, Net	123,200	107,469
Accrued Interest Receivable	8,074	6,559
Other Receivables	4,981	4,451
Real Estate Acquired through Foreclosure Held for Sale	31,830	28,133
Real Estate Held for Development	57,642	64,840
Deferred Financing Costs, Net	447	6,127
Other Assets	1,468	3,169
Property and Equipment, Net	1,462	1,098

Total Assets	$229,935	$249,516

LIABILITIES
Accounts Payable and Accrued Expenses	$5,285	$4,149
Accrued Property Taxes	4,606	5,704
Dividends Payable	-	506
Notes Payable to Bank	16,458	6,710
Accrued Interest Payable	106	2,732
Liabilities of Assets Held for Sale	1,934	2,979
Tenant Deposits and Funds Held For Others	183	703
Convertible Notes Payable	-	40,111
Exit Fee Payable	-	10,448

Total Liabilities	28,572	74,042
Commitments and Contingent Liabilities

STOCKHOLDERS' EQUITY
Common stock, $.01 par value; 200,000,000 shares authorized;
16,809,766 and 16,873,880 shares outstanding at December 31, 2010 and at September 30, 2011, respectively	168	169
Preferred stock, $.01 par value; 100,000,000 shares authorized;
none outstanding	-	-
Paid-in Capital	726,750	726,100
Accumulated Deficit	(525,555)	(550,795)
Total Stockholders' Equity	201,363	175,474

Total Liabilities and Stockholders' Equity	$229,935	$249,516

The accompanying notes are an integral part of these statements

IMH FINANCIAL CORPORATION
(formerly known as IMH Secured Loan Fund, LLC)
Unaudited Condensed Consolidated Statements of Operations
(In thousands, except share and per share data)

	Three Months Ended September 30		Nine Months Ended September 30
	2010	2011	2010	2011

REVENUE:
Mortgage Loan Income, Net	$156	$322	$1,112	$988
Rental Income	410	442	1,243	1,381
Investment and Other Income	274	184	427	483

Total Revenue	840	948	2,782	2,852

COSTS AND EXPENSES:
Property Taxes for Real Estate Owned	849	749	2,209	2,323
Other Operating Expenses for Real Estate Owned	674	1,032	1,863	2,693
Professional Fees	1,832	1,990	4,587	4,652
Default and Related Expenses	174	345	533	863
General and Administrative Expenses	1,559	1,846	1,876	7,681
Organizational Costs	-	-	-	300
Offering Costs	6,150	-	6,150	209
Interest Expense	562	3,436	1,403	5,704
Depreciation and Amortization Expense	380	450	1,012	1,359
Loss (Gain) on Disposal of Assets	112	58	1,112	(221)
Total Operating Expenses	12,292	9,906	20,745	25,563
Provision for Credit Losses	6,830	4,000	34,380	1,000
Impairment of Real Estate Owned	2,236	-	13,221	1,529
Total Provision and Impairment Charges	9,066	4,000	47,601	2,529

Total Costs and Expenses	21,358	13,906	68,346	28,092

LOSS BEFORE INCOME TAXES	(20,518)	(12,958)	(65,564)	(25,240)

Provision for Income Taxes	-	-	-	-

NET LOSS	$(20,518)	$(12,958)	$(65,564)	$(25,240)

Net Loss per Share	$(1.22)	$(0.77)	$(4.01)	$(1.50)
Weighted Average Common Shares Outstanding	16,809,766	16,873,880	16,366,355	16,842,626

The accompanying notes are an integral part of these statements

IMH FINANCIAL CORPORATION
(formerly known as IMH Secured Loan Fund, LLC)
Unaudited Condensed Consolidated Statement of Stockholders’ Equity
Nine Months Ended September 30, 2011
 (Dollars in thousands)

					Total
	Common Stock			Accumulated	Stockholders'
	Shares	Amount	Paid-in Capital	Deficit	Equity

Balances at December 31, 2010	16,809,766	$168	$726,750	$(525,555)	$201,363

Stock-Based Compensation	64,114	1	362	-	363
Dividends Declared	-	-	(1,012)	-	(1,012)
Net Loss - Nine Months Ended September 30, 2011	-	-	-	(25,240)	(25,240)

Balances at September 30, 2011	16,873,880	169	726,100	(550,795)	175,474

The accompanying notes are an integral part of these statements

IMH FINANCIAL CORPORATION
 (formerly known as IMH Secured Loan Fund, LLC)
Unaudited Condensed Consolidated Statements of Cash Flows
 Nine Months Ended September 30, 2011
 (In thousands)

	Nine Months Ended September 30,
	2010	2011

CASH FLOWS - OPERATING ACTIVITIES
Net Loss	$(65,564)	$(25,240)
Adjustments to reconcile net loss to net
cash used in operating activities:
Provision for Credit Losses	34,380	1,000
Impairment of Real Estate Owned	13,221	1,529
Stock-Based Compensation	-	1,396
Loss (Gain) on Disposal of Assets	1,112	(221)
Amortization of Deferred Financing Costs	-	1,061
Depreciation and Amortization Expense	1,012	1,359
Imputed Interest on Notes Payable	392	392
Increase (decrease) in cash resulting from changes in:
Due from/to Related Parties	(1,008)	-
Accrued Interest Receivable	1,093	(1,475)
Other Receivables	192	52
Other Assets	(1,419)	(1,701)
Accounts Payable and Accrued Expenses	5,450	(1,136)
Accrued Interest Payable	75	3,185
Accrued Property Taxes	(810)	(174)
Liabilities of Assets Held for Sale	(1,370)	1,045
Tenant Deposits and Funds Held for Others	(19)	520

Total adjustments	52,301	6,832

Net cash used in operating activities	(13,263)	(18,408)

CASH FLOWS - INVESTING ACTIVITIES
Proceeds from Sale/Recovery of Real Estate Owned	5,346	6,803
Proceeds from Sale of Loans	-	5,039
Acquisition of Manager, Net of Cash Acquired	(3,299)	-
Purchases of Property and Equipment	(14)	(7)
Mortgage Loan Fundings and Protective Advances	(4,535)	(3,340)
Mortgage Loan Repayments	9,825	5,801
Investment in Real Estate Owned	(694)	(629)
Net cash provided by (used in) investing activities	6,629	13,667

CASH FLOWS - FINANCING ACTIVITIES
Proceeds from Notes Payable	14,827	1,500
Proceeds from Convertible Notes Payable	-	50,000
Repayments of Notes Payable	(2,841)	(11,640)
Repayments of Borrowings from Manager	(1,608)	-
Payments on Notes payable to Stockholders	(101)	-
Payments on Note Payable to Lessor	(26)	-
Dividends Paid	-	(506)
Debt Issuance Costs	-	(7,774)
Net cash provided by financing activities	10,251	31,580

NET INCREASE IN CASH AND CASH EQUIVALENTS	3,617	26,839

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	963	831

CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,580	$27,670

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$658	$1,028
Real Estate Acquired Through Foreclosure	$21,854	$12,064

The accompanying notes are an integral part of these statements

IMH FINANCIAL CORPORATION
 (formerly known as IMH Secured Loan Fund, LLC)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

NOTE 1- BUSINESS, BASIS OF PRESENTATION AND LIQUIDITY

IMH Financial Corporation, or the Company, a corporation incorporated under the laws of the State of Delaware, was formed from the conversion of IMH Secured Loan Fund, LLC, or the Fund, a Delaware limited liability company, on June 18, 2010.  The conversion was effected following a consent solicitation process pursuant to which approval was obtained from a majority of the members of the Fund to effect a series of transactions referred to as the Conversion Transactions, which involved (i) the conversion of the Fund from a Delaware limited liability company into a Delaware corporation named IMH Financial Corporation, and (ii) the acquisition by us of all of the outstanding shares of the manager of the Fund, Investors Mortgage Holdings Inc., or the Manager, as well as all of the outstanding membership interests of a related entity, IMH Holdings, LLC, or Holdings, on June 18, 2010.

We are a real estate finance company based in the southwest United States with over a decade of experience in various and diverse facets of the real estate lending and investment process, including origination, acquisition, underwriting, documentation, servicing, construction, enforcement, marketing and disposition. Our investment focus includes the intent to expand our business model to include purchasing of or investing in commercial and other mortgage loans, individually or in pools, generally at a discount. As market conditions and our financial resources permit, we also expect to return to originating mortgage loans collateralized by real property located anywhere in the United States. Further, we also intend to pursue, in an opportunistic manner, other real estate investments, including, among other things, participation interests in loans, B-Notes, whole and bridge loans, commercial or residential mortgage backed securities, equity or other ownership interests in entities that are the direct or indirect owners of real property, and direct or indirect investments in real property, such as those that may be obtained in a joint venture or by acquiring the securities of other entities which own real property.

Basis of Presentation

The accompanying unaudited, condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for a complete set of financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the results for the periods presented have been made. Operating results for the nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2011. These condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended December 31, 2010.

The accompanying condensed consolidated financial statements include the accounts of IMH Financial Corporation and the following wholly-owned operating subsidiaries: Investor’s Mortgage Holdings, Inc., an Arizona corporation licensed as a mortgage banker by the state of Arizona, IMH Holdings, LLC, a Delaware limited liability company, and various other wholly-owned subsidiaries established in connection with the acquisition of real estate either through foreclosure or purchase.  In addition, during the nine months ended September 30, 2011, we formed a new wholly-owned subsidiary, INFINET Financial Group, LLC (Infinet), to undertake an exploratory business venture to capitalize on our extensive network of broker-dealer relationships.  All significant intercompany accounts and transactions have been eliminated in consolidation.

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
September 30, 2011

NOTE 1- BUSINESS, BASIS OF PRESENTATION AND LIQUIDITY - (continued)

Reclassifications

Certain 2010 amounts have been reclassified to conform to the 2011 financial statement presentation.

Liquidity

As of September 30, 2011, our accumulated deficit aggregated $550.8 million primarily as a result of provisions for credit losses and impairment charges relating to the change in the fair value of the collateral securing our loan portfolio and the fair value of real estate owned assets primarily acquired through foreclosure in prior years, as well as on-going net operating losses in recent periods resulting from the lack of income-producing assets. As a result of the erosion of the U.S. and global real estate and credit markets, we continue to experience loan defaults and foreclosures on our mortgage loans.  In addition, we have found it necessary to modify certain loans, which have resulted in extended maturities of two years or longer and we believe may need to modify additional loans in an effort to, among other things, protect our collateral.

Our liquidity plan has included obtaining additional financing, selling whole loans or participating interests in loans and selling certain of our real estate owned assets. As more fully described in Note 6, in June 2011, we entered into and closed funding of a $50.0 million senior secured convertible loan with NWRA Ventures I, LLC (“NW Capital”).  The loan provided us with working capital and funding for our general business needs.

In addition, as of September 30, 2011, our entire loan portfolio with an aggregate carrying value of $107.5 million is held for sale. In addition, as of September 30, 2011, real estate owned (“REO”) projects with a carrying value totaling $28.1 million were being actively marketed for sale. During the nine months ended September 30, 2011, we sold certain REO and experienced other recoveries of $6.8 million in cash and sold certain loans generating $5.0 million in cash.  We also received $5.8 million in loan paydowns during the nine months ended September 30, 2011. At September 30, 2011, we had cash and cash equivalents of $27.7 million.

While we were successful in securing $50.0 million from the NW Capital loan to provide adequate funding for working capital purposes, there is no assurance that we will be successful in selling existing real estate assets in a timely manner or in obtaining additional financing, if needed, to sufficiently fund future operations or to implement our investment strategy.  Our failure to generate sustainable earning assets may have a further adverse effect on our business, results of operations and financial position.

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES

Our significant accounting policies are disclosed in our previously filed Annual Report on Form 10-K for the fiscal year ended December 31, 2010.  During the nine months ended September 30, 2011, there have been no material changes in our significant accounting policies.  The following significant accounting policy is considered to have become more material in presentation as a result of the NW Capital loan.

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
September 30, 2011

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES – continued

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

In April 2011, the FASB issued ASU No. 2011-02, “Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring.” ASU No. 2011-02 clarifies the accounting principles applied to loan modifications and addresses the recording of an impairment loss. This guidance is effective for the interim and annual periods beginning on or after June 15, 2011. Given that the majority of our loan portfolio is currently in default and the credit quality of several of our borrowers has deteriorated, we anticipate that any loan restructurings or modifications of existing loans will be treated as a troubled debt restructuring.  However, we do not expect this guidance will have a material impact on our current accounting or disclosures as the majority of loans are in non-accrual status and are reported at the fair value of the underlying collateral.

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

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” ASU No. 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of stockholders’ equity. It requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Regardless of whether one or two statements are presented, an entity is required to show reclassification adjustments on the face of the financial statements for items that are reclassified from other comprehensive income to net income. ASU No. 2011-05 is to be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  We do not believe our adoption of the new guidance in the first quarter of fiscal 2012 will have a significant impact on our consolidated financial position, results of operations or cash flows.

NOTE 3 – MORTGAGE LOANS, LOAN PARTICIPATIONS AND LOAN SALES

Lien Priority

Except in limited circumstances, our mortgage loans are collateralized by first deeds of trust (mortgages) on real property and generally include a personal guarantee by the principals of the borrower and, often times, the loans are secured by additional collateral. However, as of September 30, 2011, there were outstanding third-party loans totaling $19.8 million secured by a portion of our collateral that were superior to our lien position on two of our loans with outstanding principal balances totaling $122.3 million.

IMH FINANCIAL CORPORATION
 (formerly known as IMH Secured Loan Fund, LLC)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

NOTE 3 – MORTGAGE LOANS, LOAN PARTICIPATIONS AND LOAN SALES – (continued)

During the nine months ended September 30, 2011, we paid off one of the senior liens in the amount of $1.6 million, which was treated as a protective advance under the loan.

Given the non-performing status of the majority of the loan portfolio, there has been limited loan activity during the nine months ended September 30, 2011.  A roll-forward of loan activity during the nine months ended September 30, 2011 is as follows (in thousands):

	Principal	Valuation	Carrying
	Outstanding	Allowance	Value
Balances - December 31, 2010	$417,340	$(294,140)	$123,200

Additions:
Principal fundings - cash	3,340	-	3,340
Principal fundings - asset sale financing	7,953	-	7,953
(Provision for) recovery of credit losses	-	(1,000)	(1,000)
Reductions:
Principal repayments	(5,801)	-	(5,801)
Principal reduction - loan sales	(48,077)	36,949	(11,128)
Foreclosures/transfers to Real Estate Owned	(83,783)	74,688	(9,095)
Balances - September 30, 2011	$290,972	$(183,503)	$107,469

As of September 30, 2011, we had six performing loans with an average outstanding balance of $1.5 million and a weighted average interest rate of 10.1%.  The valuation allowance transferred to real estate owned is treated as a charge-off at the time of foreclosure. As of December 31, 2010 and September 30, 2011, the valuation allowance represented 70.5% and 63.1%, respectively of the total outstanding loan principal balances.

Loan Maturities and Loans in Default

The outstanding principal balances of our mortgage loans, net of the valuation allowance as of September 30, 2011, have scheduled maturity dates within the next several quarters, as follows (dollars in thousands) :

Quarter	Amount	Percent	#
Matured	$151,837	52.2%	16
Q4 2011	36,751	12.6%	4
Q1 2012	2,719	0.9%	2
Q2 2012	1,250	0.4%	1
Q3 2012	93,282	32.1%	2
Q3 2013	4,932	1.7%	3
Q1 2014	201	0.1%	1
Total	290,972	100.0%	29

Less: Valuation Allowance	(183,503)

Net Carrying Value	$107,469

IMH FINANCIAL CORPORATION
 (formerly known as IMH Secured Loan Fund, LLC)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

NOTE 3 – MORTGAGE LOANS, LOAN PARTICIPATIONS AND LOAN SALES – (continued)

Given the non-performing status of the majority of the loan portfolio, the sustained depression of real estate values and lack of available takeout financing, we do not expect the payoffs to materialize in the respective quarters.  We may find it necessary to modify, extend or sell such loans in order to protect our collateral, maximize our return or generate additional liquidity.

Loans in Default

We continue to experience loan defaults as a result of depressed real estate market conditions and lack of takeout financing in the marketplace.  A summary and roll-forward of activity of loans in default through September 30, 2011 is as follows (dollars in thousands):

	Carrying Value	# of Loans
Balances - December 31, 2010	$113,493	28

Additions:
Loans added to default - non accrual	3,763	4
Additional loan fundings	3,089	-
Allowance adjustment	613	-

Reductions:
Loans removed from default - due to sale	(11,612)	(3)
Loans removed from default - foreclosure	(9,095)	(6)
Carrying value reduced (due to additional payments)	(1,506)	-

Balances - September 30, 2011	$98,745	23

During the nine months ended September 30, 2011, we foreclosed on six loans with net carrying values of $9.1 million. We are currently exercising enforcement action which we believe could lead to foreclosure upon 16 of the 23 loans in default at September 30, 2011. With respect to the loans upon which we are exercising enforcement action, we expect to complete the foreclosure process on the majority of such loans over the next six to nine months depending on actions taken by the borrower in our enforcement (such as bankruptcy).

At September 30, 2011, all of our 23 loans in default were in non-accrual status. Total contractual interest due for fiscal 2011 under the loans classified in non-accrual status was $22.1 million; of which $6.4 million is included in the $6.6 million of accrued interest receivable on the consolidated balance sheet and $15.7 million has not been recognized as income by us.

Excluding loans whose maturity has not been reached as of September 30, 2011, loans in default were past their scheduled maturities between 92 days and 3.5 years as of September 30, 2011.  Borrower concentrations and geographic concentrations of loans in default, related loan classifications and end-user categories have not materially changed since December 31, 2010 and any such changes are primarily a result of foreclosures.

IMH FINANCIAL CORPORATION
 (formerly known as IMH Secured Loan Fund, LLC)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

NOTE 3 – MORTGAGE LOANS, LOAN PARTICIPATIONS AND LOAN SALES – (continued)

Impaired Loans

The following table presents required disclosures under GAAP for loans that meet the definition for impaired loans:

	As of and Year	As of and Nine Months
	Ended December 31,	Ended September 30,
	2010	2011
	(in thousands)
Loans in Default - Impairment Status:
Impaired loans in default	$346,790	$222,823
Non-impaired loans in default	60,638	59,268
Total loans in default	$407,428	$282,091

Valuation Allowance on Impaired Loans
Impaired loans in default	$346,790	$222,823
Less: Allowance for credit loss / valuation allowance	(293,935)	(183,346)
Net carrying value of impaired loans	$52,855	$39,477

Average investment for impaired loans during period held	$337,057	$217,679

No interest income was recognized on a cash or accrual basis during the periods reflected in the preceding table for the impaired loans.

NOTE 4 – REAL ESTATE OWNED (REO)

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

A roll-forward of REO from December 31, 2010 to September 30, 2011 is as follows (dollars in thousands):

	Held for Development	# of Projects	Held for Sale	# of Projects	Total Net Carrying Value
Balances - December 31, 2010	$57,642	15	$31,830	24	$89,472

Additions:
Loan principal transferred	-	-	9,095	6	9,095
Interest and other receivables transferred	-	-	3,008	-	3,008
Capital costs additions	353	-	276	-	629

Reductions:
Sales	(626)	(1)	(5,183)	(5)	(5,809)
Recoveries	(330)	-	(573)	-	(903)
Depreciation	(990)	-	-	-	(990)
Impairment	-	-	(1,529)	-	(1,529)
Transfers	8,791	3	(8,791)	(3)	-
Balances - September 30, 2011	$64,840	17	$28,133	22	$92,973

During the nine months ended September 30, 2011, we foreclosed on six loans and took title to the underlying collateral with net carrying values totaling $9.1 million as of September 30, 2011.

During the nine months ended September 30, 2011, we sold or collected recoveries for certain REO assets totaling $6.8 million, resulting in a net gain on disposal of $0.2 million. The nature and extent of future costs REO held for development depends on the level of development undertaken, the number of additional foreclosures and other factors. While our assets are generally available for sale, we continue to evaluate various alternatives for the ultimate disposition of these investments, including partial or complete development of the properties prior to sale or disposal of the properties on an as-is basis.

IMH FINANCIAL CORPORATION
 (formerly known as IMH Secured Loan Fund, LLC)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

NOTE 5 – FAIR VALUE

Valuation Allowance and Fair Value Measurement of Loans and Real Estate Held for Sale

Our valuation analysis processes and procedures are disclosed in our previously filed Annual Report on Form 10-K for the fiscal year ended December 31, 2010.  We perform a valuation analysis of our loans not less frequently than on a quarterly basis. Evaluating the collectability of a real estate loan is a matter of judgment. We evaluate our real estate loans for impairment on an individual loan basis, except for loans that are cross-collateralized within the same borrowing groups for which we perform both an individual loan evaluation as well as a consolidated loan evaluation.  In addition to this analysis, we also complete an analysis of our loans as a whole to assess our exposure for loans made in various reporting periods and in terms of geographic diversity. We consider all relevant circumstances to determine if, and the extent to which, a valuation allowance is required.

Impairment for our collateral dependent loans is measured at the balance sheet date based on the then fair value of the collateral in relation to contractual amounts due under the terms of the applicable loan if foreclosure is probable. Substantially all of our loans are deemed to be collateral dependent.

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

While certain markets in which our assets are located have experienced some improvement in sales activity and valuation, overall pricing in recent transactions does not appear to be improving in the short-term and has deteriorated further in certain markets, particularly in fringe area markets.  The updated information and our analysis of the collateral indicated on-going weak market conditions, excess residential inventory, continued high levels of unemployment, limited job growth and corresponding depressed real estate values, consistent with such indications provided since December 31, 2010.  The extended recession has reduced the number and credit quality of potential buyers for real estate assets, including new homes, and increased the likelihood that additional supply may weigh down the market in the form of foreclosures.  Also, while interest rates remain low, which provides a basis for growth, purchase money financing remains difficult to secure and economic conditions have remained at deteriorated levels.  As such, housing demand and real estate in general is expected to remain weak over the short-term and will likely not begin to improve until the economy strengthens and the housing market shows signs of recovery.  In addition, one of our larger loans secured by a hospitality asset experienced a significant decrease in operating performance during the period ended September 30, 2011.  However, based on our analysis, since this is our only loan secured by a hospitality asset, we do not believe the decline in related value should extend nor should be extrapolated to our other real estate assets.

IMH FINANCIAL CORPORATION
 (formerly known as IMH Secured Loan Fund, LLC)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

NOTE 5 – FAIR VALUE – (continued)

As a result of the significant and on-going disruptions in the real estate market and volatility in real estate values, we generally engage independent third-party valuation firms and other consultants to assist with our analysis of fair value of the collateral supporting our loans and real estate owned.  These independent third-party valuation firms provide periodic complete valuation reports for the majority of our loans and real estate owned. In subsequent periods, we often obtain a letter from the third-party valuation firms and/or perform other in-house analysis using available market participant data to determine whether there is a material diminution in the fair value indications from the previously reported values.

The following is a summary of the procedures performed in connection with our fair value analysis of loans and REO assets as of and for the nine months ended September 30, 2011:

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

3.
For the period ended September 30, 2011, we engaged third party valuation specialists to provide complete valuations for certain selected loans and REO assets.  Assets selected for complete valuation generally consisted of larger assets, those for which foreclosure is impending or was recently completed, and assets whose value might be impaired based on recent market participant activity or other value indicators.  Other valuation updates obtained for specific assets were provided in the form of “negative assurance” letters indicating that there had been no material diminution in the fair value indications for the properties from the previous valuation date and through the period ended September 30, 2011.

4.
In addition, for projects for which we have received a bona fide written third-party offer to buy our loan or REO asset, or the borrower has received a bona fide written third-party offer to buy the related project, we generally utilized the offer amount in cases where we have had earnest negotiations to sell such assets at the price point utilized (whether or not the offer was above or below the low end of the valuation range provided by the independent valuation firms). Such offers are only considered if we deem the offer to be valid, reasonable and negotiable, and we believe the offeror has the financial wherewithal to execute the transaction.

5.
In evaluating the balance of the portfolio not covered by valuation reports, negative assurance letters or existing offers, we considered the current status of the project, our direct knowledge of local market activity affecting the project, as well as other market indicators obtained through our asset management group and various third parties to determine whether there were any indications of a material increase or decrease in the value of the underlying collateral since the last complete valuation for such assets.

Following is a table summarizing the method used by management in estimating fair value for the period ended September 30, 2011:

	% of Carrying Value
	Mortgage Loans	Real Estate
Basis for Valuation	Held for Sale, Net	Held for Sale
Third party valuations / negative assurance	75%	11%
Third party offers	9%	37%
Management analysis	16%	52%
Total portfolio	100%	100%

IMH FINANCIAL CORPORATION
 (formerly known as IMH Secured Loan Fund, LLC)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

NOTE 5 – FAIR VALUE – (continued)

A summary of the results and key assumptions that we utilized, as supported by the independent valuation firms to derive fair value, is as follows:

•
For the projects that included either unentitled or entitled raw land lacking any vertical or horizontal improvements, given the current distressed state of the real estate and credit markets, the development approach was deemed to be unsupportable because market participant data was insufficient or other assumptions were not readily available from the valuation firm’s market research; the “highest and best use” standard in these instances required such property to be classified as “held for investment” purposes until market conditions provide observable development activity to support a valuation model for the development of the planned site. As a result, the valuation firms used a sales comparison approach using available data to determine fair value.

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

As of September 30, 2011 and December 31, 2010, the highest and best use for the majority of real estate held for sale and for collateral subject to third-party valuation was deemed to be held for investment.  Following is a table summarizing the valuation methodology used in determining fair value for the period ended September 30, 2011:

	% of Carrying Value
	Mortgage Loans	Real Estate
Valuation Methodology	Held for Sale, Net	Held for Sale
Comparable sales (as-is)	34%	63%
Development approach	10%	-
Income capitalization approach	47%	-
Third party offers	9%	37%
Total portfolio	100%	100%

In the event of a change in circumstances from the prior period valuation, we updated our assessment of certain loans and obtained certain updated valuations as a result of the change in circumstances. Additionally, we obtained updated third-party offers and considered other changes to the status of underlying collateral, as applicable.

September 30, 2011 Selection of Single Best Estimate of Value for Loans

In determining the single best estimate of value for the September 30, 2011 valuation analysis, in our judgment, recent market participant information and other economic data points generally have not changed significantly since December 31, 2010.

As a result of the ongoing challenges related to the residential real estate marketplace, the likely buyer of such real estate tends to be an investor seeking to acquire lots at heavily discounted prices, with the intent of holding such property for an intermediate to long-term period, speculating on the rebound of the housing market and eventual need for newly constructed housing.  The valuation reports and other data points observed generally provide a range of values for the real estate valued rather than a single point estimate because of variances in the potential value indicated from the available sources of market participant information. The selection of a value from within a range of values depends upon specific market conditions for each property valued and its stage of entitlement or development. In addition to third-party valuation reports and negative assurance letters obtained, we utilized recently received bona fide purchase offers from independent third-party market participants when such offers are considered valid. In selecting the single best estimate of value, we considered the information in the valuation reports, credible purchase offers received, as well as multiple observable and unobservable inputs as described below.

IMH FINANCIAL CORPORATION
 (formerly known as IMH Secured Loan Fund, LLC)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

NOTE 5 – FAIR VALUE – (continued)

In addition to analyzing local market conditions in areas where our real estate assets are located, we also consider national and local market information, trends and other data to further support our asset values. A summary of selected real estate and general economy-related published market participant observations which influenced management’s current assessment of market status and trends follows:

•
According to a Bloomberg news article in September 2011, US home builders’ confidence declined to 14 in September 2011, after rising from 13 in June 2011 to 15 in August 2011.  The National Association of Home Builders Market Index is a seasonally-adjusted index based on a monthly survey of home builders of single-family detached homes and is comprised of three survey components: present sales, six month sales expectations and traffic of prospective buyers. The index results range between 1 and 100, with 1 being the worst and 100 being the best.

•
According to the press release regarding the Federal Reserve’s September 2011 meeting, investment in nonresidential structures is still weak and the housing sector continues to be depressed. The Federal Reserve’s September 2011 report stated that while business expenditures for the commercial real estate markets moved up in recent months, outlays were still at very low levels and continued to be constrained by high vacancy rates and tight credit conditions for construction loans. However, delinquency rate for securitized commercial real estate loans held by banks decreased in recent months.

•
The International Monetary Fund (IMF) in the September 2011 World Economic Outlook cut its US growth forecast for 2011 from 2.5% to 1.5% and is projecting the growth forecast for 2012 to be 1.8%.  The cut in the growth forecast was due to unemployment which is likely to stay high for some time and may well exhibit more weakness in the coming months.  Concerns about income prospects are particularly elevated in the United States, where an extraordinarily large loss of jobs has added to an ongoing trend decline in the pace of employment creation.  Additionally, house prices show no signs of stabilizing in key crisis-hit economies.  A large overhang of unsold properties with underwater mortgages continues to present a major downside risk to consumption in the United States.

We believe the above observable inputs combined with other observable and unobservable inputs and management’s specific knowledge related to marketing activity surrounding the underlying real estate assets have generally resulted in the utilization of values at the lower end of the valuation range. Management’s confidence in the ability to sell existing assets at a price above the low end of the range continues to be tempered by the continuing difficult market conditions. As a result, in our judgment, for each of our real estate assets not supported by recent bona fide independent third-party purchase offers or those assets which were supported by specific circumstances in using a basis other than the low end value, several economic indicators, market participant data and other third party sources referenced provide evidence that the breadth and depth of the real estate and economic downturn has continued to be wider and deeper than previously estimated. Accordingly, with the exception of specific assets, management generally considered the low end of the range to be most representative of fair value, less cost to sell, based on current market conditions at September 30, 2011, consistent with prior reporting periods.  Management continues to monitor both macro and micro-economic conditions through the date of filing of its quarterly financial statements to determine the impact of any significant changes that may have a material impact on the fair value of our real estate assets.

IMH FINANCIAL CORPORATION
 (formerly known as IMH Secured Loan Fund, LLC)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

NOTE 5 – FAIR VALUE – (continued)

For the valuation ranges on the underlying loan collateral for the 29 loans as of September 30, 2011, we used the high end of the third-party valuation range for three assets whose locations were geographically desirable whose economic outlook is positive and whose value was supported by recent comparable transactions. We used the mid-point value for one asset in determining impairment losses based on the entitlement status and quality of the collateral and financial strength of the related borrowers. Due to the uncertainty in market conditions noted above, we utilized the low end value for 18 assets whose geographic location, entitlement status and long-term development plan made such assets, in management’s opinion, less desirable and marketable to market participants. For the remaining seven loans, our estimate of fair value was based on current bona fide offers or actual transactions with independent third-party market participants to sell the real estate assets which may have closed subsequent to September 30, 2011.

Based on the results of our evaluation and analysis, while some loans experienced declines in fair value, other loans improved in fair value resulting in a net increase in the valuation allowance as of September 30, 2011. Based on our analysis, we recorded provisions for credit losses of $4.0 million and $6.8 million for the three months ended September 30, 2011 and 2010, respectively.  For the nine months ended September 30, 2011 and 2010, we recorded provisions for credit losses, net of recoveries, of $1.0 million and $34.4 million, respectively. As of September 30, 2011, the valuation allowance totaled $183.5 million, representing 63.1% of the total outstanding loan principal balances. As of December, 2010, the allowance for credit loss totaled $294.1 million, representing 70.5% of the total loan portfolio principal balances. The reduction in the overall allowance is primarily attributed to the transfer of the allowance associated with loans on which we foreclosed during the period. With the existing valuation allowance recorded as of September 30, 2011, we believe that, as of that date, the fair value of the underlying collateral of our loans is adequate in relation to the net carrying value of loan principal and accrued interest and that no additional valuation allowance is considered necessary.

In addition, during the three months ended September 30, 2010, we recorded impairment charges of $2.2 million relating to the impairment in value of real estate owned and none during the three months ended September 30, 2011. During the nine months ended September 30, 2011 and 2010, we recorded impairment charges of $1.5 million and $13.2 million, respectively.

While the above results reflect management’s assessment of the fair value of our real estate assets as of September 30, 2011 and December 31, 2010 based on currently available data, we will continue to evaluate our loans and real estate assets in the remaining quarter of 2011 and beyond to determine the adequacy and appropriateness of the valuation allowance. Depending on market conditions, such updates may yield materially different values and potentially increase or decrease the valuation allowance for loans or impairment charges for REO assets.

Valuation Categories

Except for mortgage loans and REO held for sale which are measured at fair value on a non-recurring basis for purposes of determining valuation with respect to our valuation allowance and impairment charges, none of our other assets or liabilities are measured at fair value on a recurring or non-recurring basis. The following table presents the categories for which net mortgage loans and REO held for sale are measured at fair value based upon the lowest level of significant input to the valuations as of December 31, 2010 and September 30, 2011, respectively (in thousands):

IMH FINANCIAL CORPORATION
 (formerly known as IMH Secured Loan Fund, LLC)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

NOTE 5 – FAIR VALUE – (continued)

	December 31, 2010			September 30, 2011
	Significant			Significant
	Other	Significant		Other	Significant
	Observable	Unobservable		Observable	Unobservable
	Inputs	Inputs		Inputs	Inputs
Description:	(Level 2)	(Level 3)	Total	(Level 2)	(Level 3)	Total
Net Mortgage Loans:
Pre-entitled Land:
Held for Investment	$-	$1,405	$1,405	$-	$1,402	$1,402
Processing Entitlements	-	16,363	16,363	-	18,470	18,470
	-	17,768	17,768	-	19,872	19,872
Entitled Land:
Held for Investment	-	6,425	6,425	-	2,201	2,201
Infrastructure under Construction	-	11,612	11,612	-	12,034	12,034
Improved and Held for Vertical Construction	-	5,549	5,549	5,010	-	5,010
	-	23,586	23,586	5,010	14,235	19,245
Construction & Existing Structures:
New Structure - Construction in-process	964	15,550	16,514	-	10,733	10,733
Existing Structure Held for Investment	3,737	4,480	8,217	381	3,249	3,630
Existing Structure - Improvements	-	57,115	57,115	2,424	51,565	53,989
	4,701	77,145	81,846	2,805	65,547	68,352
Total Mortgage Loans	$4,701	$118,499	$123,200	$7,815	$99,654	$107,469

Total Real Estate Held for Sale	$4,065	$27,765	$31,830	$10,292	$17,841	$28,133

Note: There are no mortgage loans or REO held for sale that were measured at fair value using Level 1 inputs.

The table presented below summarizes the change in balance sheet carrying values associated with the mortgage loans and REO held for sale measured using significant unobservable inputs (Level 3) during the nine months ended September 30, 2011 (in thousands):

	Mortgage	Real Estate Held
	Loans, net	for Sale, net

Balances, December 31, 2010	$118,499	$27,765

Mortgage Loan Fundings/Capital Additions	2,997	276
Mortgage Loan Repayments	(5,801)	-
Transfers to REO/ from Loans	(8,752)	8,158
Asset sales/recoveries	(3,174)	(2,355)
Transfers into (out of) level 3	(3,115)	(14,474)
Included in earnings:
Recovery of (provision for) credit losses	(1,000)	-
Impairment of (recovery of) Real Estate Owned	-	(1,529)

Balances, September 30, 2011	$99,654	$17,841

IMH FINANCIAL CORPORATION
 (formerly known as IMH Secured Loan Fund, LLC)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

NOTE 6 – DEBT AND NOTES PAYABLE

A roll-forward of notes payable and related obligations from December 31, 2010 to September 30, 2011 is as follows, in thousands:

Beginning balance - December 31, 2010	$16,458

Additions:
Convertible Notes Payable	40,111
Exit Fee Payable	10,448
Bank Notes	1,500
Accretion of discount	392

Reductions:
Repayment - Bank Notes	(11,640)

Ending balance - September 30, 2011	$57,269

Interest expense for the nine months ended September 30, 2011 and 2010 was $5.7 million and $1.4 million, respectively.

Convertible Notes Payable/Exit Fee Payable

On June 7, 2011, we entered into and closed funding of a $50.0 million senior secured convertible loan with NW Capital.  The loan matures on June 6, 2016 and bears interest at a rate of 17% per year.  The lender has elected to defer all interest due through December 7, 2011 and 5% of the interest accrued from December 8, 2011 to December 31, 2011.  Thereafter, the lender, at its sole option, may make an annual election to defer a portion of interest due representing 5% of the total accrued interest amount, with the balance (12%) payable in cash.  Deferred interest shall be capitalized and added to the outstanding loan balance on a quarterly basis.  Interest is payable quarterly in arrears beginning on January 1, 2012, and thereafter each April, July, October and January during the term of the loan.

In addition, we are required to pay an exit fee (“Exit Fee”) at maturity equal to 15% of the then outstanding principal, unpaid accrued and deferred interest and other amounts owed under the loan agreement. The Exit Fee is considered fully earned under the terms of the loan agreement and has been recorded as a liability with an offsetting amount reflected as a discount to the convertible note payable.  The Exit Fee and discount of $10.4 million was estimated assuming the lender elects its annual interest deferral option over the term of the loan.  This amount is being amortized to interest expense over the term of the loan using the effective interest method.  The loan is severally, but not jointly, guaranteed by substantially all of our existing and future subsidiaries, subject to certain exceptions and releases, and is secured by a security interest in substantially all of our assets.  The loan may not be prepaid prior to December 7, 2014 and is subject to substantial prepayment fees and premiums.  At the time of prepayment, if any, we would also be required to buy back all of the common shares then held by NW Capital or its affiliates which were acquired from our former CEO or from any tender offer by NW Capital at a purchase price equal to the greater of (a) NW Capital’s original purchase price and (b) the original purchase price plus 50% of the excess book value over the original purchase price.

The proceeds from the loan may be used: for working capital and funding our other general business needs; for certain obligations with respect to our real property owned, and, as applicable, the development, redevelopment and construction with respect to certain of such properties; for certain obligations with respect to, and to enforce certain rights under, the collateral for our loans; to originate and acquire mortgage loans or other investments; to pay costs and expenses incurred in connection with the convertible loan; and such other purposes as may be approved by NW Capital in its discretion.

IMH FINANCIAL CORPORATION
 (formerly known as IMH Secured Loan Fund, LLC)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

NOTE 6 – DEBT AND NOTES PAYABLE – continued

Conversion Feature

The loan is convertible into IMH Financial Corporation Series A preferred stock at any time prior to maturity at an initial conversion rate of 104.3 shares of our Series A preferred stock per $1,000 principal amount of the loan, subject to adjustment.  The Series A preferred stock has a liquidation preference per share of the greater of (a) 115% of the $9.58 per share original price, plus all accumulated, accrued and unpaid dividends (whether or not declared), if any, to and including the date fixed for payment, without interest; and (b) the amount that a share of Series A preferred stock would have been entitled to if it had been converted into common stock immediately prior to the liquidation event or deemed liquidation event.  Each share of Series A preferred stock is ultimately convertible into one share of our common stock. The initial conversion price represents a 20% discount to the net book value per share of common stock on a GAAP basis as reported in our audited financial statements as of December 31, 2010.

Dividends on the Series A preferred stock will accrue from the issue date at the rate of 17% of the issue price per year, compounded quarterly in arrears.  A portion of the dividends on the Series A preferred stock (generally 5% per annum) is payable in additional shares of stock. Generally, no dividend may be paid on the common stock during any fiscal year unless all accrued dividends on the Series A preferred stock have been paid in full.  However, the lender has agreed to allow the payment of dividends to common stockholders for the first eight quarters following the loan closing in an annual amount of up to 1% of the net book value of the Company’s common stock as of the immediately preceding December 31.  All issued and outstanding shares of Series A preferred stock will automatically convert into common stock upon closing of the sale of shares of common stock to the public at a price equal to or greater than 2.5 times the $9.58 conversion price in a firm commitment underwritten public offering and listing of the common stock on a national securities exchange within three years of the date of the loan resulting in at least $250 million of gross proceeds.

Mandatory Redemption

We are obligated to redeem all outstanding shares of Series A preferred stock on the fifth anniversary of the loan date in cash, at a price equal to 115% of the original purchase price, plus all accrued and unpaid dividends (whether or not earned or declared), if any, to and including the date fixed for redemption, without interest.

In addition, the Series A preferred stock has certain redemption features in the event of default or the occurrence of certain other events.

Restrictive Covenants

The loan agreement also contains certain restrictive covenants which require NW Capital’s consent as a condition to our taking certain actions. The restrictive covenants relate to our ability to sell or encumber our assets, issue additional indebtedness, restructure or modify our ownership structure, settle litigation over $10.5 million and other operational matters.

Deferred Financing Costs

In connection with the NW Capital closing, we incurred approximately $8.0 million of debt issuance costs which is included in deferred financing costs, net of accumulated amortization, on the accompanying condensed consolidated balance sheet at September 30, 2011. These costs include legal, consulting and accounting fees, costs associated with due-diligence analysis and the issuance of common stock to an outside consultant directly associated with securing the $50.0 million in financing.  These costs are being amortized over the term of the loan using the effective interest method.

IMH FINANCIAL CORPORATION
 (formerly known as IMH Secured Loan Fund, LLC)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

NOTE 6 – DEBT AND NOTES PAYABLE – continued

Other Notes Payable Activity

Also during the nine months ended September 30, 2011, we obtained a $1.5 million note payable to a bank dated January 13, 2011, secured by certain finished residential lots owned with a carrying value of $1.0 million and a note receivable with a principal balance of $41.7 million. This note bears annual interest at 12% and matures January 2012. This loan was paid in full in June 2011 using proceeds from the NW Capital loan.

In addition, we repaid in full a $7.5 million note secured by one of our REO assets in July 2011 utilizing the funds held in escrow at June 30, 2011 from the proceeds of the NW Capital loan.

NOTE 7 — SHARES, SHARE-BASED COMPENSATION AND EARNINGS PER SHARE

Shares of Common Stock, Class B Common Stock, Class C Common Stock and Class D Common Stock share proportionately in our earnings and losses. There are no shares of the Class D common stock outstanding.

The following table summarizes outstanding common shares as of September 30, 2011:

	Common Stock
	Common	Class B-1	Class B-2	Class B-3	Class B-4	Class C	Total Shares

Balances at December 31, 2010	-	3,811,342	3,811,342	7,721,055	627,579	838,448	16,809,766
Share Awards Granted	50,000	-	-	14,114	-	-	64,114
Balances at September 30, 2011	50,000	3,811,342	3,811,342	7,735,169	627,579	838,448	16,873,880

Resignation of Chief Executive Officer and Sale of Stock

In connection with the NW Capital loan, effective June 7, 2011, Shane C. Albers, our CEO and founder, resigned from his position pursuant to the terms of a Separation Agreement and General Release (“Separation Agreement”).  William Meris, our President, has also assumed the role of CEO.

Pursuant to the terms of the Separation Agreement between Mr. Albers and us, dated as of April 20, 2011, Mr. Albers received severance of a lump-sum cash payment of $550,000.  In addition, a separate one-time payment of $550,000 was paid for our continued use of the mortgage banker’s license, for which Mr. Albers is the responsible person under applicable law, until the earlier of one year or such time as we have procured a successor responsible person under the license. Mr. Albers also received $20,000 per month for full time transitional consulting services for an initial three month term, which was terminated upon expiration of the initial term. Mr. Albers also received reimbursement for up to $170,000, payable in equal portions for 12 months, in respect of ongoing assistant services provided to him by our former Senior Vice-President of Loan Administration, and an additional $50,000 for reimbursement by us of legal, accounting and other expenses incurred by Mr. Albers in connection with the Separation Agreement. Finally, we have agreed to pay certain health and dental premiums and other benefits of Mr. Albers for one year following his separation.  All amounts paid or payable under this arrangement have been expensed by us.

In connection with Mr. Albers’ resignation, we consented to the transfer of all of Mr. Albers’ holdings in the Company to an affiliate of NW Capital.  As a result, the affiliate acquired 1,423 shares of Class B-1 common stock, 1,423 shares of Class B-2 common stock, 2,849 shares of Class B-3 common stock and 313,789 shares of Class B-4 common stock for $8.02 per share.  Pursuant to the terms of the Separation Agreement, we deemed Mr. Albers’ resignation/separation to be “without cause”, and therefore the shares of Class B-4 common stock previously owned by Mr. Albers were no longer subject to the restrictions upon transfer applicable to Class B-4 common stock, but remain subject to all of the restrictions applicable to Class B-3 common stock as well as the additional dividend and liquidation subordination applicable to Class B-4 common stock. The amount by which the NW Capital affiliate paid in excess of the fair value of the common stock purchased resulted in our recording $1.2 million in current compensation expense in accordance with GAAP with the offsetting amount to be reported as a reduction in the associated debt’s interest expense over its corresponding term of five years using the effective interest method.

IMH FINANCIAL CORPORATION
 (formerly known as IMH Secured Loan Fund, LLC)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

NOTE 7 — SHARES AND SHARE-BASED COMPENSATION – continued

Share-Based Compensation

During the nine months ended September 30, 2011, our Board of Directors approved the grants of 14,114 shares of Class B-3 common shares to an employee and 50,000 common shares to a consultant in connection with the closing of the NW Capital loan. The weighted average fair value of the awards as of the grant dates was $3.95 per share and was determined based upon a valuation analysis performed by an independent consultant.  There were no contingencies with respect to the issuance of these common shares. Compensation expense related to the issuance of the common stock to the employee in the amount of $47,000 was recognized during the nine months ended September 30, 2011, and the fair value of the common stock related to the consultant in the amount of $0.2 million was capitalized to deferred financing costs.

On July 1, 2011, we granted 800,000 stock options to our executives, certain employees and certain consultants under our 2010 Stock Option Plan. As of September 30, 2011, there are 400,000 shares available for future grants. We accounted for the issuance of such options in accordance with ASC 718 – “Compensation – Stock Compensation.”

Stock options are reported based on the fair value of a share of the common stock as determined by an independent consultant as our stock is not traded on an open exchange. The options have a contractual term of ten years. Certain stock option grants vest ratably on the first, second and third anniversaries of the date of grant, while other stock options vest ratably on a monthly basis over three years from the date of grant.

The fair value of each stock option award was estimated on the date of grant using the Black-Scholes valuation model. For employee options, we used the simplified method to estimate the period of time that options granted are expected to be outstanding. Expected volatility is based on the historical volatility of our peer companies’ stock for the length of time corresponding to the expected term of the option. The expected dividend yield is based on our historical and projected dividend payments. The risk-free interest rate is based on the U.S. treasury yield curve on the grant date for the expected term of the option. The following weighted-average assumptions were used in calculating the fair value of stock options granted as of and for the period ended September 30, 2011, using the Black-Scholes valuation model:

Weighted Average
Expected term of options (in years)	6.9
Expected volatility factor	90%
Expected dividend yield	2.7%
Risk-free interest rate	2.2%

IMH FINANCIAL CORPORATION
 (formerly known as IMH Secured Loan Fund, LLC)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

NOTE 7 — SHARES AND SHARE-BASED COMPENSATION - continued

A summary of stock option activity as of and for the period ended September 30, 2011, is presented below:

	Shares	Exercise Price Per Share (*)	Remaining Contractual Term (*) (in years)	Aggregate Intrinsic Value (in millions)

Outstanding at December 31, 2010	-	$-	-	$-
Granted	800,000	$9.58	9.75	$-
Exercised	-	$-	-	$-
Forfeited or expired	-	$-	-	$-
Outstanding at September 30, 2011	800,000
Exercisable at September 30, 2011	22,000

*Weighted-average

The weighted-average grant date fair value of options granted during the period ended September 30, 2011 was $2.51 per option for those options vesting annually and $2.47 for those options that vest monthly.  Approximately 22,000 options vested and none were exercised during the nine months ended September 30, 2011. For options granted to non-employees, the options were deemed to have a fair value price of $2.33, a term of 10 years and volatility of 75%.

Net stock-based compensation expense relating to these options was $0.1 million for the three and nine month periods ended September 30, 2011, respectively, and there were no awards issued during the year ended 2010. We did not receive any cash from option exercises during the nine month periods ended September 30, 2011 or 2010.

As of September 30, 2011, there was approximately $1.9 million of unrecognized compensation cost related to non-vested stock option compensation arrangements granted under the 2010 Stock Option Plan that is expected to be recognized as a charge to earnings over a weighted-average period of 3.0 years.

Net Loss Per Share

Basic net loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period before giving effect to stock options or, convertible securities outstanding, which are considered to be dilutive common stock equivalents.  Diluted net loss per common share is calculated based on the weighted average number of common and potentially dilutive shares outstanding during the period after giving effect to convertible preferred stock and stock options.   Due to the losses for the nine months ended September 30, 2011 and 2010, basic and diluted loss per common share were the same, as the effect of potentially dilutive securities would have been anti-dilutive. At September 30, 2011, the only potentially dilutive securities, not included in the diluted loss per share calculation, consist of vested stock options and the NW Capital convertible note payable which is convertible into shares of 5,219,207 shares of Series A Preferred Stock (subject to increase upon NW Capital’s deferral of accrued interest), which are ultimately convertible into the same number of shares of our common stock.  There were no other potentially dilutive securities at September 30, 2010.

IMH FINANCIAL CORPORATION
 (formerly known as IMH Secured Loan Fund, LLC)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Loans-In-Process

Undisbursed loans-in-process and interest reserves generally represent the unaccompanied portion of construction loans pending completion of additional construction, and interest reserves for all or part of the loans’ terms.

Such amounts are included in mortgage loans held for sale as reflected on the accompanying consolidated balance sheet.  A roll-forward of the undisbursed loans-in-process and interest reserve balances from December 31, 2010 to September 30, 2011 is as follows (in thousands):

Beginning balance, December 31, 2010	$11,468
Decrease in unfunded interest reserves (non-cash)	(2,854)
Decrease in construction/operations commitments	(2,067)
Increase in reserve for protective advances	(1,268)
Decrease in real estate taxes	(23)
Ending balance, September 30, 2011	$5,256

Of the remaining balance of undisbursed loans-in-process and interest reserves, approximately $2.1 million is expected to be funded in cash within the next twelve months and $3.2 million represents non-cash interest reserves.

Contractual Agreements

ITH Partners, LLC

We entered into an amended and restated consulting agreement with ITH Partners, LLC (“ITH Partners”) dated April 20, 2011, in which we have engaged ITH Partners to provide various consulting services. Services to be provided by ITH Partners include assisting us with strategic and business development matters, performing diligence on, and analytical work with respect to, our loan portfolio and prospective asset purchases and sales; advising us with respect to the work of our valuation consultants and related issues; and interfacing with various parties on our behalf, advising us with respect to liquidity strategies including debt and equity financing alternatives; advising us regarding the selection of an independent board of directors and committees thereof; advising us with respect to liability insurance and directors and officers insurance; and other advice to us from time to time as requested by us.

The initial term of the consulting agreement is four years and is automatically renewable for three more years unless terminated by the affirmative vote of 70% of the board of directors and with 60 days notice prior to renewal.  The consulting services agreement is otherwise terminable by us for cause, as defined in the agreement, with 10 business days notice to ITH Partners.  The total annual base consulting fee equals $0.8 million plus various other fees, as described below, based on certain milestones achieved or other occurrences.  During the nine months ended September 30, 2011, we incurred $0.5 million expense under this arrangement, which is included in professional fees in the accompanying statement of operations.

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
September 30, 2011

NOTE 8 – COMMITMENTS AND CONTINGENCIES - continued

Equity Securities.  In accordance with the consulting agreement, we made a one-time issuance to ITH Partners of 50,000 shares of our common stock in connection with the NW Capital loan closing.  The fair value of the stock issuance was recorded as a component of deferred financing costs and is being amortized over the term of the loan.

Stock Options. Additionally, on July 1, 2011, ITH was granted options to purchase 150,000 shares of our common stock within 10 years of the grant date at an exercise price per share of $9.58, the conversion price of the NW Capital convertible loan, with vesting to occur in equal monthly installments over a 36 month period beginning August 2011.  Approximately $20,000 was recorded under this provision during the nine months ended September 30, 2011 which is included in professional fees in the accompanying consolidated statement of operations.

Legacy Asset Performance Fee.   ITH Partners is entitled to a legacy asset performance fee equal to 3% of the positive difference derived by subtracting (i) 110% of our December 31, 2010 valuation mark (the “Base Mark”) of any asset then owned by us from the (ii) the gross sales proceeds, if any, from sales of any legacy asset (on a legacy asset by asset basis without any offset for losses realized on any individual asset sales). We recorded $41,000 of fees under this provision during the nine months ended September 30, 2011 which is included in loss/(gain) on disposal of assets in the accompanying statement of operations.

Strategic Advisory Fee.   If during the term, we enter into purchase or sale transactions pursuant to which ITH Partners advised us, we have agreed to pay ITH Partners a transaction fee in an amount equal to the greater of (i) $0.5 million or (ii) 3% of the aggregate fair market value of any securities issued and/or any cash paid or received, plus the amount of any indebtedness assumed, directly or indirectly, in connection with a definitive purchase or sale transactions agreement. No amounts were recorded under this provision during the nine months ended September 30, 2011.

Product Origination Fee.   We have agreed to pay ITH Partners a product origination fee in consideration for ITH Partners’ origination of new products for Infinet in an amount of not less than $100,000 for each new product which generates more than $25 million of gross invested capital.  No amounts were recorded under this provision during the nine months ended September 30, 2011.

Payments Upon Non-Renewal, Termination Without Cause or Constructive Termination Without Cause.   In the event of non-renewal of the consulting agreement or termination without cause, ITH Partners will be entitled to (i) a lump sum payment equal to two times the average annual base consulting fees in the year of the event and the prior two years, and (ii) accelerated vesting of all outstanding equity awards.  No amounts were recorded under this provision during the nine months ended September 30, 2011.

Juniper Capital Partners, LLC

We entered into a separate consulting agreement with Juniper Capital Partners, LLC (“Juniper Capital”), an affiliate of NW Capital, dated June 7, 2011, pursuant to which we engaged Juniper Capital to perform a variety of consulting services to us and Infinet. Services to be provided include assisting us with strategic and business development matters. With respect to Infinet, Juniper Capital’s services include assisting Infinet with strategic and business development matters, advising Infinet with respect to the formation, structuring, business planning and capitalization of various special purpose entities, and advising Infinet with respect to leveraging our relationships to access market opportunities, as well as strategic partnering opportunities with us.  The initial term of the consulting agreement is four years and is automatically renewable for three more years unless terminated by the affirmative vote of 70% of the board of directors and with 90 days notice. The consulting services agreement is otherwise terminable by us for cause, as defined in the agreement, with 60 business days notice to Juniper Capital.  The annual consulting fee expense under this agreement is $0.3 million.  During the nine months ended September 30, 2011, we incurred $0.1 million under this agreement, which is included in professional fees in the accompanying statement of operations.

IMH FINANCIAL CORPORATION
 (formerly known as IMH Secured Loan Fund, LLC)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

NOTE 8 – COMMITMENTS AND CONTINGENCIES - continued

New World Realty Advisors, LLC

During the nine months ended September 30, 2011, New World Realty Advisors, LLC (“NWRA”) earned $0.9 million under our consulting agreement, which is included in professional fees in the consolidated statement of operations.  Amounts paid to our prior asset management consultants during the nine months ended September 30, 2010 totaled $1.0 million, respectively, which are included in professional fees in the accompanying consolidated statement of operations.  In addition, under the terms of the consulting agreement, NWRA is entitled to a Legacy Asset Fee equal to 10% of the positive difference derived by subtracting (i) 110% of our Base Mark of any asset then owned by us from the (ii) the gross sales proceeds, if any, from sales of any legacy asset (on a legacy asset by asset basis without any offset for losses realized on any individual asset sales). We recorded $0.1 million expense  under this provision during the nine months ended September 30, 2011, which is included in professional fees in the accompanying statement of operations.

Employment Agreements

A condition to closing and funding of the NW Capital loan was that William Meris, our President and CEO, and Steven Darak, our Chief Financial Officer, enter into employment agreements with us effective upon the funding and closing of the NW Capital loan.

Terms of Meris Employment Agreement.

The employment contract has a three-year term and is automatically renewable for successive one-year terms unless given 90 days notice.  The annual base salary is $0.3 million for his role as our President and CEO and $0.3 million in his role as Chief Executive Officer of Infinet plus annual cash target bonus equal to 100% of Mr. Meris’ Infinet base salary based on the attainment of certain specified goals.  Other equity and compensation benefits under Mr. Meris’ employment agreement include (i) a grant of 150,000 options to purchase shares of our common stock within 10 years of the grant date at an exercise price per share equal to $9.58, the conversion price of the NW Capital convertible loan, with vesting to occur in equal monthly installments over a 36 month period, and (ii) additional potential equity awards from Infinet to be determined.  Mr. Meris was granted 150,000 stock options on July 1, 2011. In connection with non-renewal of his agreement, certain terminations without cause and disability, Mr. Meris will be entitled to (1) a lump sum payment of up to two times the sum of his covered average annual compensation for the most recent three years (depending on the reason for non-renewal), and (2) acceleration of vesting of then-outstanding unvested equity awards.

Terms of Darak Employment Agreement.

The employment contract has a two-year term which is automatically renewable for successive one-year terms unless given at least 90 days notice.  The annual base salary is $0.2 million in his capacity as our Chief Financial Officer and $0.1 million as Chief Financial Officer of Infinet plus an annual cash target bonus equal to 100% of his base salary based on the attainment of certain specified goals and objectives, of which at least $0.1 million has been guaranteed for the year ending December 31, 2011. Other equity and compensation benefits under Mr. Darak’s employment agreement include (i) a grant of 60,000 options to purchase shares of our common stock within 10 years of the grant date at an exercise price per share equal to $9.58, the conversion price of the NW Capital convertible loan, with vesting to occur in equal monthly installments over a 36 month period, and (ii) additional potential equity awards in Infinet to be determined.  Mr. Darak was granted 60,000 stock options on July 1, 2011. In connection with non-renewal of his agreement, termination without cause or disability, Mr. Darak will be entitled to (1) a lump sum payment of up to two times the sum of his covered average annual compensation for the most recent three years (depending on the reason for non-renewal), and (2) acceleration of vesting of then-outstanding unvested equity awards would become fully vested.

IMH FINANCIAL CORPORATION
 (formerly known as IMH Secured Loan Fund, LLC)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

NOTE 8 – COMMITMENTS AND CONTINGENCIES - continued

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

As we previously reported, various disputes have arisen relating to the consent solicitation/prospectus used in connection with seeking member approval of the Conversion Transactions. Three proposed class action lawsuits were subsequently filed in the Delaware Court of Chancery (on May 26, 2010, June 15, 2010 and June 17, 2010) against us and certain affiliated individuals and entities. The May 26 and June 15, 2010 lawsuits contain similar allegations, claiming, in general, that fiduciary duties owed to Fund members and to the Fund were breached because, among other things, the Conversion Transactions were unfair to Fund members, constituted self-dealing and because the information provided about the Conversion Transactions and related disclosures were false and misleading. The June 17, 2010 lawsuit focuses on whether the Conversion Transactions constitute a “roll up” transaction under the Fund’s operating agreement, and seeks damages for breach of the operating agreement. We and our affiliated co-defendants dispute these claims and intend to continue vigorously defending ourselves in these actions.

As we previously reported, an action also was filed on June 14, 2010 in the Delaware Court of Chancery against us and certain affiliated individuals and entities by Fund members Ronald Tucek and Cliff Ratliff and LGM Capital Partners, LLC (also known as The Committee to Protect IMH Secured Loan Fund, LLC). This lawsuit claims that certain fiduciary duties owed to Fund members and to the Fund were breached because, among other things, the Conversion Transactions were unfair to Fund members, constituted self-dealing and because information provided about the Conversion Transactions and related disclosures were false and misleading. Plaintiffs have sought monetary damages and equitable relief. As previously reported, the Court denied Plaintiffs’ request to enjoin the Conversion Transactions, have an independent advisor appointed on behalf of Fund members, remove the Manager or obtain access to contact information for Fund members and certain broker-dealers. We and our affiliated co-defendants dispute the claims made in this lawsuit and intend to continue vigorously defending ourselves in this action.

As previously reported, the parties in the four above-referenced actions have agreed to consolidate the four actions for all purposes. The Delaware Court of Chancery ordered that a consolidated complaint be filed, to be followed by consolidated discovery, and designated the plaintiffs’ counsel from the May 26, 2010 and June 17, 2010 lawsuits as co-lead plaintiffs’ counsel. The consolidated class action complaint was filed on December 17, 2010. After Defendants filed a motion to dismiss that complaint, the Chancery Court ordered Plaintiffs to file an amended complaint. On July 15, 2011, Plaintiffs filed a new verified complaint entitled “Amended and Supplemental Consolidated Class Action Complaint” (“ACC”). On August 29, 2011, Defendants filed a Motion to Dismiss in Part the ACC.   Plaintiffs filed their brief in opposition on September 28, 2011 and Defendants filed their reply brief on November 2, 2011.  Oral argument on our motion to dismiss is scheduled to take place on February 13, 2012.  The consolidated action is in its early stages and it is not possible to estimate at this time the range of exposure, if any, the consolidated action presents. However, we and our affiliated co-defendants dispute the claims in this lawsuit and intend to continue vigorously defending ourselves in that litigation.

As previously reported, on December 29, 2010, an action was filed in the Superior Court of Arizona, Maricopa County, by purported Fund members David Kurtz, David L. Kurtz, P.C., Lee Holland, William Kurtz, and Suzanne Sullivan against us and certain affiliated individuals and entities. The plaintiffs made numerous allegations against the defendants in that action, including allegations that fiduciary duties owed to Fund members and to the Fund were breached because the Conversion Transactions were unfair to Fund members, constituted self-dealing, and because information provided about the Conversion Transactions and related disclosures were false and misleading. In addition, the plaintiffs alleged that the Fund wrongfully rejected the defendants’ books and records requests, defamed David Kurtz, and wrongfully brought a civil action related to the Conversion Transactions. The plaintiffs seek the return of their original investments in the Fund, damages for defamation and invasion of privacy, punitive damages, and their attorneys’ fees and costs.  Defendants filed a motion to stay this lawsuit in favor of the consolidated action pending in Delaware.  As previously reported, the Court granted defendants’ motion to stay and stayed this action pending the outcome of the above-referenced consolidated action pending in the Delaware Court of Chancery.  Plaintiffs’ motion for reconsideration of the Court’s denial of their motion to stay was denied by the Court on September 19, 2011, reaffirming the stay of this case pending the outcome of the Delaware litigation.   We dispute plaintiffs’ allegations and we intend to defend ourselves vigorously against these claims if this action is recommenced.

IMH FINANCIAL CORPORATION
 (formerly known as IMH Secured Loan Fund, LLC)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

NOTE 8 – COMMITMENTS AND CONTINGENCIES - continued

On September 29, 2011, an action was filed in the 268th Judicial District Court of Fort Bend County, Texas by Atrium Medical Centers LP, against us and affiliated named entities.  The plaintiff is a tenant in one of our rental properties and alleges loss of profit and cost of delay in performance concerning certain maintenance and repairs at the rental property.  The plaintiff is seeking damages of $13 million to $25 million.  However, we do not believe that the plaintiff’s claim against us or our affiliates has any merit and we are vigorously defending against this action.  The trial date for this action is scheduled for March 2012.

Regulatory Compliance

On June 8, 2010, we received a copy of a formal order of investigation from the SEC dated May 19, 2010 authorizing an investigation into possible violations of the federal securities laws. As previously reported, the Company has received subpoenas requesting that we produce certain documents and information. We are cooperating fully with the SEC investigation. The Company cannot predict the scope, timing, or outcome of the SEC investigation at this time.

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

Forward-Looking Statements

This Form 10-Q contains forward-looking statements which relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. In some cases, you can identify forward looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “likely,” “may,” “will,” “plan,” “potential,” “should” and “would” or the negative of these terms or other comparable terminology.

The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance. These beliefs, assumptions and expectations can change, and actual results and events may differ materially, as a result of many possible events or factors, not all of which are known to us or are within our control. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in our previously filed Annual Report on Form 10-K  and in our previously filed Form 10-Qs for the quarters ended March 31, and June 30, 2011.

•
With the closing of the NW Capital $50 million convertible debt transaction in June 2011, NW Capital has substantial approval rights over our business and, upon conversion of the loan, will control a substantial equity interest in us, and, accordingly, will have substantial influence over us and may not necessarily act in the best interest of all stockholders;

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

•
Real estate assets we acquire in foreclosure or through other means are generally non-earning assets. In the event of foreclosure of a loan, we are responsible for the payment of past due property taxes, a liability not currently recorded, but reflected in our asset valuation, which approximates $4.6 million as of September 30, 2011.  Moreover, the ultimate disposition of such assets may not occur for an extended period of time or at prices we seek, which would further harm our liquidity;

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

Overview of the Business

We are a real estate finance company based in the southwest United States with over 13 years of experience in various and diverse facets of the real estate lending and investment process, including origination, acquisition, underwriting, documentation, servicing, construction, enforcement, development, marketing, and disposition. We have historically focused on the origination of senior short-term commercial bridge loans with maturities of 12 to 36 months.  However, to the extent we are able to generate excess liquidity from asset sales or from the issuance of debt or equity capital, we expect our future focus will be in the acquisition and origination of mortgage loans, mezzanine loans, other debt instruments and equity and preferred equity interests or investments, including high yield, short-term, senior secured commercial real estate mortgage loans. Our target transaction size is typically the maximum investment size of community banks, but below the minimum investment threshold of larger financial institutions. However, our investment initiatives are dependent on our successful liquidating of assets or obtaining debt or equity financing to generate liquidity.  In June 2011, we secured $50 million in financing from the NW Capital convertible loan closing to provide for working capital, general corporate needs and potentially investment purposes.  We believe that the funding from the NW Capital loan coupled with proceeds from the anticipated sales of existing assets will allow us to realize our investment strategy.

Through our traditional credit analysis coupled with advanced property valuation techniques used by developers, we have acquired or originated real estate assets as of September 30, 2011 with an original investment basis of $600.3 million and a current carrying value of $200.4 million consisting of commercial real estate mortgage loans with a carrying value of $107.5 million and owned property with a carrying value of $92.9 million. The decline in the carrying value of our real estate assets is reflective of the deterioration of the commercial real estate lending market and the sustained decline in pricing of residential and commercial real estate in the last two to three years together with the continuing downturn in the residential and commercial real estate and capital markets and general economy.

We intend to continue the process of disposing of a significant portion of our existing loans and real estate assets, or REO assets, individually or in bulk, and to reinvest the net proceeds from such dispositions, along with excess proceeds available from the NW Capital loan and other financing sought, in our target assets. We intend to diversify our assets further across asset classes, and expect the diversification of our portfolio to continue to evolve to address market opportunities, including consideration of factors such as asset class, borrower group, geography, transaction size and investment terms. Once real estate conditions improve, and the availability of permanent financing returns, we believe our experience, industry knowledge and comprehensive underwriting process will allow us to implement our investment strategy in target assets.

Formation of New Subsidiary

During the nine months ended September 30, 2011, we formed a new wholly-owned subsidiary, Infinet, to undertake an exploratory business venture to capitalize on our extensive network of broker-dealer relationships.  As of September 30, 2011, this entity has not commenced significant operations.

Selected Financial Data

The following table presents select financial and operating data for the periods indicated. The summary financial data was derived from our audited and unaudited financial statements and other financial records for the periods indicated. All dollar amounts are expressed in thousands, except share and per unit data.

	As of and for	(Unaudited)		(Unaudited)
	the Year Ended	As of and for the Three		As of and for the Nine
	December 31,	Months Ended September 30,		Months Ended September 30,
	2010	2010	2011	2010	2011
Summary balance sheet items
Cash and cash equivalents	$831	$4,580	$27,670	$4,580	$27,670
Mortgage loan principal outstanding	417,340	505,519	290,972	505,519	290,972
Valuation allowance	(294,140)	(349,518)	(183,503)	(349,518)	(183,503)
Mortgage loans held for sale, net of valuation allowance	123,200	156,001	107,469	156,001	107,469
Real estate held for development, net	57,642	71,259	64,840	71,259	64,840
Real estate held for sale, net	31,830	38,047	28,133	38,047	28,133
Total assets	229,935	281,045	249,516	281,045	249,516
Notes payable	16,458	16,963	6,710	16,963	6,710
Convertible notes and exit fee payable	-	-	50,559	-	50,559
Total liabilities	28,572	28,090	74,042	28,090	74,042
Total stockholders' equity	$201,363	$252,955	$175,474	$252,955	$175,474

Summary income statement
Mortgage loan income	$1,454	$156	$322	$1,112	$988
Total revenue	3,756	840	948	2,782	2,852
Operating expenses	24,415	12,292	9,906	20,745	25,563
Provision for (recovery of) credit losses	47,454	6,830	4,000	34,380	1,000
Impairment of real estate owned	46,856	2,236	-	13,221	1,529
Total costs and expenses	120,796	21,358	13,906	68,346	28,092
Net loss	$(117,040)	$(20,518)	$(12,958)	$(65,564)	$(25,240)

Earnings/Distributions per share data
Net loss per share	$(7.05)	$(1.22)	$(0.77)	$(4.01)	$(1.50)

Loan related items
Note balances originated	$3,537	$3,314	$4,500	$3,314	$7,953
Number of notes originated	4	3	1	3	3
Average note balance originated	$1	$1,105	$4,500	$1,105	$2,651
Number of loans outstanding	38	43	29	43	29
Average loan carrying value	$3,242	$3,628	$3,706	$3,628	$3,706
% of portfolio principal – fixed interest rate	54.0%	55.5%	53.1%	55.5%	53.1%
% of portfolio principal – variable interest rate	46.0%	44.5%	46.9%	44.5%	46.9%
Weighted average interest rate – all loans	11.16%	11.3%	10.8%	11.3%	10.8%
Principal balance % by state:
Arizona	67.7%	62.8%	78.0%	62.8%	78.0%
California	22.4%	26.0%	13.0%	26.0%	13.0%
Texas	0.0%	0.0%	0.0%	0.0%	0.0%
Idaho	1.3%	4.2%	1.6%	4.2%	1.6%
Other	8.6%	7.0%	7.4%	7.0%	7.4%
Total	100.0%	100.0%	100.0%	100.0%	100.0%

Credit Quality
Extension fees included in mortgage loan principal	$14,797	$17,096	$14,797	$17,096	$13,068
Interest payments over 30 days delinquent	4,999	6,767	4,460	6,767	4,460
Principal balance of loans past scheduled maturity	280,322	31	151,837	31	151,837
Carrying Value of loans in non accrual status	113,493	347,233	103,668	347,233	103,668
Valuation allowance	(294,140)	(334,881)	(183,503)	(334,881)	(183,503)
Valuation allowance as % of loan principal outstanding	70.5%	68.2%	63.1%	68.2%	63.1%
Net Charge-offs	$83,742	$21,467	$42,446	$29,927	$111,637

(in thousands)	Years ended December 31,		September 30,
	2009	2010	2011
Average Balance Sheets*
Cash and cash equivalents	$7,719	$2,753	$15,466
Mortgage loan principal outstanding	584,552	497,869	348,017
Valuation allowance	(306,712)	(326,187)	(232,470)
Mortgage loans, net	277,840	171,682	115,547
Real estate owned, net	79,292	105,754	93,052
Other assets	18,884	17,406	18,891
Total assets	$383,735	$297,596	$242,956

Total liabilities	9,517	23,861	52,551
Total stockholders' equity	374,218	273,735	190,405
Total liabilities and owners' equity	$383,735	$297,596	$242,956

* The average balance sheets were computed using the quarterly average balances during each period presented.

	Nine Months Ended
(in thousands)	Years ended December 31,		September 30,
	2009	2010	2011
Analysis of Mortgage Loan Income by Loan Classification
Pre-entitled Land:
Held for Investment	$60	$-	$-
Processing Entitlements	6,977	86	244
Entitled Land:
Held for Investment	2,385	173	98
Infrastructure under Construction	2,163	326	35
Improved and Held for vertical Construction	1,384	-	-
Construction and Existing Structures:
New Structure - Construction in process	1,058	501	157
Existing Structure Held for Investment	1,201	38	293
Existing Structure- Improvements	6,111	330	161
Total Mortgage Loan Income	$21,339	$1,454	$988

	December 31,		September 30,
	2009	2010	2011
Mortgage Loan Principal Balances by Loan Classification
Pre-entitled Land:
Held for Investment	$13,834	$6,100	$6,100
Processing Entitlements	185,608	139,452	76,898
Entitled Land:
Held for Investment	101,942	73,462	21,182
Infrastructure under Construction	69,839	55,532	56,584
Improved and Held for vertical Construction	47,227	26,096	26,160
Construction and Existing Structures:
New Structure - Construction in process	46,325	46,808	45,372
Existing Structure Held for Investment	23,640	12,775	3,882
Existing Structure- Improvements	56,033	57,115	54,794
Total Mortgage Loan Balances	$544,448	$417,340	$290,972

	December 31,		September 30,
(in thousands)	2009	2010	2011
Average Mortgage Loan Principal Balances by Loan Classification***
Pre-entitled Land:
Held for Investment	$12,478	$12,773	$6,100
Processing Entitlements	193,261	175,364	109,812
Entitled Land:
Held for Investment	116,521	86,465	40,796
Infrastructure under Construction	66,399	64,437	55,908
Improved and Held for vertical Construction	47,909	40,336	26,124
Construction and Existing Structures:
New Structure - Construction in process	40,329	46,496	45,881
Existing Structure Held for Investment	26,394	14,613	7,851
Existing Structure- Improvements	81,260	57,384	55,544
Total Average Mortgage Loan Balances	$584,551	$497,868	$348,016

*** Amounts were computed using the quarterly average balances for each of the periods presented

	December 31,		September 30,
	2009	2010	2011
Average Interest Rate by Loan Classification****
Pre-entitled Land:
Held for Investment	12.2%	14.3%	6.8%
Processing Entitlements	11.5%	10.9%	10.1%
Entitled Land:
Held for Investment	12.5%	12.6%	11.7%
Infrastructure under Construction	11.6%	11.2%	10.8%
Improved and Held for vertical Construction	12.1%	13.0%	12.4%
Construction and Existing Structures:
New Structure - Construction in process	12.7%	12.5%	10.0%
Existing Structure Held for Investment	12.6%	14.5%	12.0%
Existing Structure- Improvements	12.4%	13.7%	13.1%
Total Overall Average Interest Rate	12.2%	13.0%	10.9%
****Average Interest Rate by Loan Classification were computed by taking an average balance over the trailing 5 quarters

Average Yield*****	2009	2010	2011
Pre-entitled Land:
Held for Investment	0.5%	0.0%	0.0%
Processing Entitlements	3.6%	0.0%	0.2%
Entitled Land:
Held for Investment	1.9%	0.2%	0.2%
Infrastructure under Construction	3.6%	0.5%	0.1%
Improved and Held for vertical Construction	2.9%	0.0%	0.0%
Construction and Existing Structures:
New Structure - Construction in process	2.7%	1.1%	0.3%
Existing Structure Held for Investment	4.6%	0.3%	3.7%
Existing Structure- Improvements	8.9%	0.6%	0.3%
Overall Average Yield	3.7%	0.3%	0.6%
***** Average Yield is computed using Mortgage Loan Income by Loan Classification as a percent of Average Mortgage Loan Balances by Loan Classification
Note: Overall Average Yields have decreased due to loans being placed in non-accrual status

Return on Equity and Assets Ratio	2009	2010	2011
Return on assets	(19.4%)	(39.3%)	(10.4%)
Return on equity	(19.9%)	(42.8%)	(13.3%)
Dividend payout ratio	N/A	0.0%	N/A
Equity to assets ratio	97.5%	92.0%	78.4%

					Nine Months Ended
(in Thousands)	December 31,				September 30,
	2007	2008	2009	2010	2011
Allocation of Valuation Allowance by Loan Classification
Pre-entitled Land:
Held for Investment	$-	$(3,242)	$(9,623)	$(4,695)	$(4,698)
Processing Entitlements	(1,900)	(122,266)	(134,742)	(123,090)	(58,428)
Entitled Land:
Held for Investment	-	(79,279)	(80,750)	(67,038)	(18,981)
Infrastructure Under Construction	-	(24,863)	(39,441)	(43,920)	(44,550)
Improved and Held for Vertical Construction	-	(38,522)	(28,696)	(20,547)	(21,150)
Construction & Existing Structures:
New Structure - Construction In-Process	-	(28,547)	(30,106)	(30,293)	(34,639)
Existing Structure Held for Investment	-	(2,954)	(7,070)	(4,557)	(252)
Existing Structure - Improvements	-	(637)	-	-	(805)
Allowance for Loan Loss/ Valuation Allowance	$(1,900)	$(300,310)	$(330,428)	$(294,140)	$(183,503)

Rollforward of Valuation Allowance by Loan Classifications

Balance at the beginning of period	$-	$(1,900)	$(300,310)	$(330,428)	$(294,140)
Additions to Valuation Allowance
Pre-entitled Land:
Held for Investment	$-	$(3,242)	$(6,381)	$(2,096)	$(3)
Processing Entitlements	(1,900)	(120,366)	(24,851)	(24,647)	4,826
Entitled Land:
Held for Investment	-	(79,279)	(9,851)	(7,279)	(84)
Infrastructure Under Construction	-	(24,863)	(11,990)	(3,185)	(630)
Improved and Held for Vertical Construction	-	(38,522)	801	(629)	(603)
Construction & Existing Structures:
New Structure - Construction In-Process	-	(26,137)	(3,218)	(7,736)	(4,456)
Existing Structure Held for Investment	-	(2,954)	(4,116)	(1,831)	755
Existing Structure - Improvements	-	(637)	(19,693)	(51)	(805)
Total provision for credit losses	$(1,900)	$(296,000)	$(79,299)	$(47,454)	$(1,000)

Charge-Offs:
Pre-entitled Land:
Held for Investment	$-	$-	$-	$7,024	$-
Processing Entitlements	-	-	12,375	36,300	59,836
Entitled Land:
Held for Investment	-	-	8,380	20,992	48,140
Infrastructure Under Construction	-	-	(2,588)	(1,295)	-
Improved and Held for Vertical Construction	-	-	9,025	8,778	-
Construction & Existing Structures:
New Structure - Construction In-Process	-	-	1,659	7,548	110
Existing Structure Held for Investment	-	-	-	4,344	3,551
Existing Structure - Improvements	-	-	20,330	51	-
Total Charge-Offs	$-	$-	$49,181	$83,742	$111,637

Net Change in Valuation Allowance	$(1,900)	$(296,000)	$(30,118)	$36,288	$110,637
Other changes to Valuation Allowance	-	(2,410)	-	-	-
Balance at end of period	$(1,900)	$(297,900)	$(330,428)	$(294,140)	$(183,503)

Ratio of net charge-offs during the period to average loans outstanding during the period	0.0%	0.0%	8.4%	16.8%	32.1%

	December 31,				September 30,
(in Thousands)	2007	2008	2009	2010	2011
Scheduled Maturities - One year or less
Pre-entitled Land:
Held for Investment	$-	$7,178	$13,834	$6,100	$6,100
Processing Entitlements	203,166	195,168	185,609	139,451	72,398
Entitled Land:
Held for Investment	135,060	89,786	101,942	73,462	21,182
Infrastructure under Construction	60,037	57,908	27,953	55,532	56,584
Improved and Held for vertical Construction	14,800	13,904	47,227	26,096	26,160
Construction and Existing Structures:
New Structure - Construction in process	70,864	43,814	12,653	5,330	45,371
Existing Structure Held for Investment	26,870	37,482	23,641	10,391	3,250
Existing Structure- Improvements	-	97,777	-	3,932	54,794
Total Scheduled Maturities - One year or less	$510,797	$543,017	$412,859	$320,294	$285,839
Scheduled Maturities - One to five years
Pre-entitled Land:
Held for Investment	$-	$-	$-	$-	$-
Processing Entitlements	-	5,735	-	-	4,500
Entitled Land:
Held for Investment	-	24,520	-	1	-
Infrastructure under Construction	-	-	41,886	-	-
Improved and Held for vertical Construction	-	40,582	-	-	-
Construction and Existing Structures:
New Structure - Construction in process	-	-	33,670	41,478	-
Existing Structure Held for Investment	-	-	-	2,384	633
Existing Structure- Improvements	-	-	56,033	53,183	-
Total Scheduled Maturities - One to five years	-	70,837	131,589	97,046	5,133
Total Loan Principal	$510,797	$613,854	$544,448	$417,340	$290,972

Scheduled Maturities - One to Five Years by Interest Type	December 31,				September 30,
Fixed Interest Rates	2007	2008	2009	2010	2011
Pre-entitled Land:
Held for Investment	$-	$-	$-	$-	$-
Processing Entitlements	-	1,929	-	-	4,500
Entitled Land:
Held for Investment	-	3,500	-	-	-
Infrastructure under Construction	-	-	41,884	-	-
Improved and Held for vertical Construction	-	10,461	-	-	-
Construction and Existing Structures:
New Structure - Construction in process	-	-	32,054	41,478	-
Existing Structure Held for Investment	-	-	-	2,000	633
Existing Structure- Improvements	-	-	56,033	53,183	-
Total Scheduled Maturities - Fixed interest rate	-	15,890	129,971	96,661	5,133
Variable Interest Rates
Pre-entitled Land:
Held for Investment	-	-	-	-	-
Processing Entitlements	-	3,807	-	-	-
Entitled Land:				-	-
Held for Investment	-	21,020	-	-	-
Infrastructure under Construction	-	-	-	-	-
Improved and Held for vertical Construction	-	30,120	-	-	-
Construction and Existing Structures:				-	-
New Structure - Construction in process	-	-	1,618	-	-
Existing Structure Held for Investment	-	-	-	384	-
Existing Structure- Improvements	-	-	-	-	-
Total Scheduled Maturities - Variable interest rate	-	54,947	1,618	384	-
Total Loan Principal due One to Five Years	$-	$70,837	$131,589	$97,045	$5,133

	December 31,				September 30,
	2007	2008	2009	2010	2011

Performing Loans
Pre-entitled Land:
Held for Investment	$-	$-	$-	$-	$-
Processing Entitlements	119,175	146,460	-	-	4,500
Entitled Land:
Held for Investment	135,060	37,146	-	1,201	-
Infrastructure under Construction	44,557	40,653	7,645	-	-
Improved and Held for vertical Construction	14,800	35,102	-	-	-
Construction and Existing Structures:
New Structure - Construction in process	45,087	6,694	4,805	2,395	719
Existing Structure Held for Investment	18,620	23,393	-	2,384	3,662
Existing Structure- Improvements	-	97,777	-	3,932	-
Total Performing Loans	$377,299	$387,225	$12,450	$9,912	$8,881

Loans in Default - Non-Accrual
Pre-entitled Land:
Held for Investment	$-	$-	$13,834	$6,100	$6,100
Processing Entitlements	64,743	46,636	185,608	139,451	72,398
Entitled Land:
Held for Investment	-	3,300	101,942	72,261	21,182
Infrastructure under Construction	-	17,255	62,194	55,532	56,584
Improved and Held for vertical Construction	-	14,632	40,051	26,096	26,158
Construction and Existing Structures:
New Structure - Construction in process	2,253	13,800	39,102	44,414	44,653
Existing Structure Held for Investment	8,250	-	23,640	10,391	222
Existing Structure- Improvements	-	-	56,033	53,183	54,794
Total Loans in Default - Non-Accrual	$75,246	$95,623	$522,404	$407,428	$282,091

Loans in Default - Other
Pre-entitled Land:
Held for Investment	$-	$7,178	$-	$-	$-
Processing Entitlements	19,247	7,806	-	-	-
Entitled Land:
Held for Investment	-	73,861	-	-	-
Infrastructure under Construction	15,480	-	-	-	-
Improved and Held for vertical Construction	-	4,752	7,176	-	-
Construction and Existing Structures:
New Structure - Construction in process	23,525	23,320	2,418	-	-
Existing Structure Held for Investment	-	14,089	-	-	-
Existing Structure- Improvements	-	-	-	-	-
Total Loans in Default - Other	58,252	131,006	9,594	-	-
Total Loans in Default	$133,498	$226,629	$531,998	$407,428	$282,091
Total Loan Principal	$510,797	$613,854	$544,448	$417,340	$290,972

Loans in Default by Basis for Default
Loans past maturity date, or other
Pre-entitled Land:
Held for Investment	$-	$7,178	$13,834	$6,100	$6,100
Processing Entitlements	83,990	52,791	181,801	139,451	72,398
Entitled Land:
Held for Investment	-	73,714	80,922	72,261	21,182
Infrastructure under Construction	15,480	17,255	20,308	24,762	56,584
Improved and Held for vertical Construction	-	8,923	17,106	26,096	26,158
Construction and Existing Structures:
New Structure - Construction in process	25,778	36,246	9,522	1,261	44,653
Existing Structure Held for Investment	8,250	14,089	23,641	10,391	222
Existing Structure- Improvements	-	-	-	-	54,794
Total past maturity date	$133,498	$210,196	$347,134	$280,322	$282,091
Loans past due on interest
Pre-entitled Land:
Held for Investment	$-	$-	$-	$-	$-
Processing Entitlements	-	1,650	3,807	-	-
Entitled Land:
Held for Investment	-	3,447	21,020	-	-
Infrastructure under Construction	-	-	41,886	30,770	-
Improved and Held for vertical Construction	-	10,461	30,120	-	-
Construction and Existing Structures:
New Structure - Construction in process	-	875	31,998	43,153	-
Existing Structure Held for Investment	-	-	-	-	-
Existing Structure- Improvements	-	-	56,033	53,183	-
Total past due on interest	-	16,433	184,864	127,106	-
Total loans in default by basis of default	$133,498	$226,629	$531,998	$407,428	$282,091

	Nine Months September 30,			Nine Months September 30,
	2010 Compared to 2009			2011 Compared to 2010
	Increase (Decrease) due to			Increase (Decrease) due to
	Volume	Rate	Net	Volume	Rate	Net
Pre-entitled Land:
Held for Investment	$376	$(436)	$(60)	$(578)	$578	$-
Processing Entitlements	(910)	(5,966)	$(6,876)	(5,594)	5,768	$174

Entitled Land:
Held for Investment	(3,339)	1,006	$(2,333)	(6,364)	6,435	$71
Infrastructure under Construction	363	(1,956)	$(1,593)	(1,406)	1,126	$(280)
Improved and Held for vertical Construction	(559)	(615)	$(1,174)	(2,133)	2,133	$-

Construction and Existing Structures:
New Structure - Construction in process	622	(841)	$(219)	299	(654)	$(355)
Existing Structure Held for Investment	(1,604)	585	$(1,019)	(1,454)	1,747	$293
Existing Structure- Improvements	(4,466)	(1,404)	$(5,870)	(49)	22	$(27)
Total change in mortgage loan income	$(9,517)	$(9,627)	$(19,144)	$(17,279)	$17,155	$(124)

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

Results of Operations for the Three and Nine Months Ended September 30, 2010 and 2011

(dollars in thousands)
	Three Months Ended September 30,				Nine Months Ended September 30,
Revenues	2010	2011	$ Change	% Change	2010	2011	$ Change	% Change

Mortgage Loan Income	$156	$322	$166	106.4%	$1,112	$988	$(124)	(11.2%)
Rental Income	410	442	32	7.8%	1,243	1,381	138	11.1%
Investment and Other Income	274	184	(90)	(32.8%)	427	483	56	13.1%
Total Revenue	$840	$948	$108	12.9%	$2,782	$2,852	$70	2.5%

Mortgage Loan Income.

During the nine months ended September 30, 2011 and 2010, income from mortgage loans was $1.0 million and $1.1 million, respectively, a decrease of $0.1 million, or 11.2%. During the three months ended September 30, 2011 and 2010, income from mortgage loans was $0.3 million and $0.2 million, respectively, an increase of $0.1 million, or 106.4%. The year-over-year decrease in mortgage loan income for the nine month period is attributable to the decrease in the income-earning portion of our loan portfolio. While the total loan portfolio was $490.9 million at September 30, 2010, as compared to $291.0 million at September 30, 2011, the income-earning asset balance decreased from $10.3 million to $8.9 million for the same periods, respectively. Additionally, the average portfolio interest rate (including performing and non-performing loans) was 11.27% per annum at September 30, 2010, as compared to 10.8% per annum at September 30, 2011.  As of September 30, 2011, all 23 portfolio loans in default were in non-accrual status, as compared to 36 out of 43 loans at September 30, 2010.  As such, in the absence of acquiring or originating new loans, we anticipate a further decrease in mortgage income and for mortgage income to remain at minimal levels in future periods until such time that we are able to re-commence lending activities. The increase in the year over year three month period is attributed to an increase in interest and an exit fee on a loan.

During the nine months ended September 30, 2011, in connection with the sale of certain loans and REO assets, we financed three new loans with an aggregate principal balance of $8.0 million and a weighted average interest rate of 10.9%.

Rental Income.

During the nine months ended September 30, 2011, we recognized rental income of $1.4 million and $1.2 million in the corresponding period in 2010, an increase of $0.1 million or 11.1%. During the three months ended September 30, 2011 and 2010, rental income was relatively flat at $0.4 million. Rental income resulted from an operating medical office building that we own.  The increase in rental income is due to late fees and new tenant rents as well as increases in parking and utilities for our rental property tenants.

Investment and Other Income.

During the nine months ended September 30, 2011, investment income was $0.5 million, an increase of $0.1 million from $0.4 million for the nine months ended September 30, 2010 or 13.1%.  During the three months ended September 30, 2011 and 2010, investment income was $0.2 million and $0.3 million, respectively, a decrease of $0.1 million or 32.8%. The year over year net increase in investment and other income is primarily attributable to interest earned on a certain note receivable from a tenant for tenant improvements made on one of our operating properties.  The decrease in the year over year three month period is attributed to a decrease in interest income related to a paydown in the principal balance on the tenant improvement note as well as reductions in origination fees and sublease income for 2011.

Expenses (dollars in Thousands)

	Three Months Ended September 30,				Nine Months Ended September 30,
Expenses:	2010	2011	$ Change	% Change	2010	2011	$ Change	% Change

Property Taxes for REO	$849	$749	$(100)	(11.8%)	$2,209	$2,323	$114	5.2%
Other Operating Expenses for REO	674	1,032	358	53.1%	1,863	2,693	830	44.6%
Professional Fees	1,832	1,990	158	8.6%	4,587	4,652	65	1.4%
Default and Related Expenses	174	345	171	98.3%	533	863	330	61.9%
General and Administrative Expenses	1,559	1,846	287	18.4%	1,876	7,681	5,805	309.4%
Organizational Costs	-	-	-	N/A	-	300	300	(100.0%)
Offering Costs	6,150	-	(6,150)	(100.0%)	6,150	209	(5,941)	(96.6%)
Interest Expense	562	3,436	2,874	511.4%	1,403	5,704	4,301	306.6%
Depreciation and Amortization Expense	380	450	70	18.4%	1,012	1,359	347	34.3%
Loss (Gain) on Disposal of Assets	112	58	(54)	(48.2%)	1,112	(221)	(1,333)	(119.9%)
Provision for Credit Losses	6,830	4,000	(2,830)	(41.4%)	34,380	1,000	(33,380)	(97.1%)
Impairment / (Recovery) of REO	2,236	-	(2,236)	(100.0%)	13,221	1,529	(11,692)	(88.4%)

Total Costs and Expenses	$21,358	$13,906	$(7,452)	(34.9%)	$68,346	$28,092	$(40,254)	(58.9%)

Property Taxes for REO.

During the nine months ended September 30, 2011 and 2010, property tax expense was $2.3 million and $2.2 million, respectively, an increase of $0.1 million or 5.2%.  During the three months ended September 30, 2011 and 2010, property taxes were $0.7 million and $0.8 million, respectively, a decrease of $0.1 million or 11.8%.  The year over year increase for the nine month period increase in property taxes is attributable to the increasing number of properties acquired through foreclosure.  We expect such costs and expenses to increase as we continue to exercise remedies on loans in default and to decrease as we dispose of real estate owned. The year over year decrease for the three month period is attributed to a property tax penalty that was paid in 2010 for one of our REO properties acquired in 2009.

Other Operating Expenses for REO.

During the nine months ended September 30, 2011 and 2010, other operating expenses for REO assets were $2.7 million and $1.9 million, respectively, an increase of $0.8 million or 44.6%.  During the three months ended September 30, 2011 and 2010, operating expenses for REO assets were $1.0 million and $0.7 million, respectively, an increase of $0.3 million or 53.1%.  The increase in other operating expenses for REO assets for the nine and three month periods is attributable to the increasing number of REO assets acquired through foreclosures, 39 and 34 properties at September 30, 2011 and 2010, respectively.  Such expenses include home owner association dues, utilities, repairs and maintenance attributable to such properties.  We expect such costs and expenses to increase as we continue to exercise remedies on loans in default and to decrease as we dispose of real estate owned.

Professional Fees.

During the nine months ended September 30, 2011 and 2010, professional fees were $4.7 million and $4.6 million, respectively, an increase of $0.1 million or 1.4%. During the three months ended September 30, 2011 and 2010, professional fees $2.0 million and $1.8 million, respectively, an increase of $0.2 million or 8.6%.  The increase in these costs for the nine and three month periods is primarily attributed to the increases in consulting and accounting fees which are offset by legal fees.  The legal fees reduction is attributed to the employment of one of our legal consultants.

Default and Related Expenses.

During the nine months ended September 30, 2011 and 2010, default and related expenses were $0.9 million and $0.5 million, respectively, an increase of $0.3 million or 61.9%.  During the three months ended September 30, 2011 and 2010, default and related expenses were $0.4 million and $0.2 million, respectively, an increase of $0.2 million or 98.3%. Default and related expenses increased for the nine and three month periods due to the increased number of defaults and foreclosures experienced by us in 2011 as compared to 2010 and our enforcement against related guarantors.

General and Administrative Expenses.

During the nine months ended September 30, 2011 and 2010, general and administrative expenses totaled $7.7 million and $1.9 million, respectively, an increase of $5.8 million.  During the three months ended September 30, 2011 and 2010, general and administrative expenses totaled $1.9 million and $1.6 million, respectively, an increase of $0.3 million or 18.4%. Following the acquisition of the Manager effective June 18, 2010, we became responsible for various general and administrative expenses previously incurred by the Manager, including, but not limited to rents, salaries, and other operational costs.  The expenses for 2011 reflect a full nine months of expenses while the 2010 expenses only reflect the period between June 18, 2010 and September 30, 2010.  In addition, a portion of the increase in general and administrative costs during the nine months ended September 30, 2011 is attributed to non-recurring expenses recorded in connection with the separation of our former CEO, including payments made or payable by us totaling $1.2 million under the terms of his separation agreement, as well as a charge of $1.2 million for the excess of the amount paid by an affiliate of NW Capital for the purchase of the common shares owned by the former CEO over the deemed fair value of the stock as determined by an independent valuation firm which is recorded as compensation expense.

Also, general and administrative expense the period ended September 30, 2011 includes compensation expense of approximately $47,000 recorded for the issuance of common stock to an employee and $0.1 million relating to the settlement of certain litigation.  Finally, we also incurred $0.8 million in operating costs relating to Infinet which is expected to be $0.3 million per month.

Organizational Costs.

During the nine months ended September 30, 2011, we incurred organizational costs of $0.3 million relating to the start up of Infinet, an exploratory business venture and our wholly-owned subsidiary.  No such costs were incurred during the nine and three months ended September 30, 2010 or the three months ended September 30, 2011.

Offering Costs.

During the nine months ended September 30, 2011 and 2010, we wrote-off offering costs incurred totaling $0.2 million and $6.2 million, respectively, relating to our potential initial public offering.  Because the consummation of any prospective initial public offering is not probable in the near term, we have expensed all such costs until we have a definitive timeline established for any prospective initial public offering.  Prior to the three months ended September 30, 2010 such costs had been capitalized as prepaid offering costs until they were written off during the quarter ended September 30, 2010.

Interest Expense.

Interest expense includes interest incurred in connection with the NW Capital loan, loan participations issued to third parties, borrowings from the Manager and borrowings from various banks. During the nine months ended September 30, 2011, interest expense was $5.7 million as compared to $1.4 million for the nine months ended September 30, 2010, an increase of $4.3 million. During the three months ended September 30, 2011, interest expense was $3.4 million as compared to $0.6 million for the three months ended September 30, 2010, an increase of $2.9 million. The increase in interest expense for the three and nine months ended September 30, 2011 is attributed to interest incurred on the $50.0 million NW Capital loan as well as the amortization of the related deferred financing costs.

Depreciation and Amortization Expense.

During the nine months ended September 30, 2011 and 2010, depreciation and amortization expenses were $1.4 million and $1.0 million, respectively, an increase of $0.3 million or 34.3%. During the three months ended September 30, 2011 and 2010, depreciation and amortization expenses were $0.5 million and $0.4 million, respectively, an increase of $0.1 million or 18.4%. The nine and three month period increases are attributed to depreciation taken on fixed assets acquired in connection with the acquisition of the Manager which is included for the full year of 2011.

Loss (Gain) on Disposal of Assets.

During the nine months ended September 30, 2011, we recognized a net gain of approximately $0.2 million, while during this same period in 2010, we recognized a loss of $1.1 million from the sale of loan and REO assets. During the three months ended September 30, 2011 and 2010, we recognized a net loss in each period of approximately $0.1 million from the sale of loan and REO assets.

Provisions for (Recovery of) Credit Losses.

Asset values have generally continued to remain depressed in many areas where we have a security interest in collateral securing our loans as of September 30, 2011.  Based on the valuation analysis performed on our loan portfolio during the nine months ended September 30, 2011 and 2010, we recorded provisions for credit losses, net of recoveries, of $1.0 million and $34.4 million, respectively.  We recorded a provision for credit losses of $4.0 million and $6.8 million for the three month periods ended September 30, 2011 and 2010.

Impairment of REO.

Asset values have continued to remain depressed in many areas where we hold real estate as of September 30, 2011. For real estate owned assets, we performed an analysis to determine the extent of the impairment in the valuation for such assets. Based on our analysis, during the nine months ended September 30, 2011 and 2010, we recorded impairment charges in the amount of $1.5 million and $13.2 million, respectively. For the three month period ended September 30, 2010, we recorded impairment charges of $2.2 million, and none for the three months ended September 30, 2011.

Changes in the Loan Portfolio Profile

Average Loan Size

Except for the origination of three loans totaling $8.0 million relating to the partial financing of the sale of a loan and two REO residential assets, no new loans were originated during the nine months ended September 30, 2011.  At December 31, 2010, the average principal balance for our loans was $11.0 million, as compared to $10.0 million at September 30, 2011. The decrease in average note balance is a result of the foreclosure of certain loans during the nine months ended September 30, 2011.

Geographic Diversification

Our mortgage loans consist of loans where the primary collateral is located in Arizona, California, Idaho, New Mexico and Utah. We have stopped funding new loans and, as a result of this and other factors, our ability to geographically diversify our loan portfolio is significantly impaired.  The change in the geographic diversification of our loans is primarily attributed to the foreclosure and transfer of such loans to REO assets. There has been no other material change in our geographical diversification or concentrations since December 31, 2010.

In connection with our on-going business strategy, we expect to continue to focus investing primarily in the United States southwest, but we have made loans outside of the southwest in the past and may further diversify geographically if attractive opportunities arise.

Interest Rate Information

We invest in both fixed and variable interest rate loans. As of September 30, 2011, we held 29 loans, 10 of which were variable rate loans and 19 of which were fixed rate loans. Twenty-three of these loans are non-performing loans for financial reporting purposes (although not all such loans are necessarily in technical default under the loan terms), for which we are actively pursuing enforcement on the loans as well as judgments against personal guarantors of such loans, when applicable.

•
Fixed Interest Rate:  At September 30, 2011, 53.1% of our portfolio consisted of fixed rate loans (by principal balance), as compared with 54.0% at December 31, 2010. The average interest rate on fixed rate loans as of September 30, 2011 and December 31, 2010 was 8.53% and 9.51%, respectively.

•
Variable Interest Rate:  All variable interest rate loans are indexed to the Prime rate with interest rate floors. At December 31, 2010 and September 30, 2011, the Prime rate was 3.25% per annum, respectively.  As of December 31, 2010 and September 30, 2011, the weighted average contractual interest rates on our variable rate loans (including loans in non-accrual status) was Prime plus 9.85% and Prime plus 10.13%, respectively. At September 30, 2011, 46.9% of our portfolio consisted of variable rate loans, as compared to 46.0% at December 31, 2010. The weighted average interest rate on variable rate loans was 13.38% per annum and 13.10% per annum at September 30, 2011 and December 31, 2010, respectively.

Changes in the number and mix of fixed and variable rate loans in the portfolio and the weighted average interest rates for each category is primarily attributed to foreclosures of such loans during the nine months ended September 30, 2011.

While a substantial portion of our loans are in default or in non-accrual status, a summary of outstanding principal balances on our portfolio loans (including non-accrual loans), net of the valuation allowance, as of December 31, 2010 and September 30, 2011, respectively, provided by the contractual loan terms for fixed and variable interest rates is as follows (in thousands except percentages and unit data):

	December 31, 2010			September 30, 2011
	Fixed	Variable	Total	Fixed	Variable	Total
	Rate	Rate	Loan	Rate	Rate	Loan
	Loans	Loans	Portfolio	Loans	Loans	Portfolio

Total Principal Outstanding	$225,204	$192,136	$417,340	$154,387	$136,585	$290,972
Less Valuation Allowance			(294,140)			(183,503)
Net Principal Outstanding			$123,200			$107,469
% Total Principal	54.0%	46.0%	100.0%	53.1%	46.9%	100.0%
Weighted Average Rate	9.51%	13.10%	11.16%	8.53%	13.38%	10.81%
Number of Loans	21	17	38	19	10	29
Average Principal Balance	$10,724	$11,302	$10,983	$8,126	$13,659	$10,034

As of September 30, 2011, the valuation allowance totaled $183.5 million representing 63.1% of the total loan principal balances. As of December 31, 2010, the valuation allowance totaled $294.1 million, representing 70.5% of the total loan portfolio principal balances.

Concentration by Category based on Collateral’s Development Status

With our suspension of the funding of new loans, the concentration of our current portfolio loans by development status and expected end-use of the underlying collateral has not changed materially, and is not expect to change materially, from December 31, 2010 to September 30, 2011 or in future periods until we begin making new mortgage and other real estate investments. Changes in classifications are primarily a result of foreclosures of certain loans, unless loans are modified and additional loan amounts advanced to allow a borrower’s project to progress to the next phase of the project’s development.

We intend to continue the process of disposing of a significant portion of our existing assets, individually or in bulk, and to utilize the proceeds for operating purposes or, to the extent excess funds are available, to reinvest the proceeds from such dispositions, along with excess proceeds from the NW Capital loan and any other financing in our target investment assets.

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

As of September 30, 2011 and December 31, 2010, there was one borrower whose outstanding principal totaled $70.7 million and $69.1 million, which was approximately 24.3% and 16.6%, respectively, of our total mortgage loan principal balance outstanding and is classified as pre-entitled land – processing entitlements. In addition, there was one borrowing group whose aggregate outstanding principal aggregated $93.3 million and $94.7 million, respectively, representing approximately 32.1% and 22.7%, respectively, of our total mortgage loan principal balance outstanding at September 30, 2011 and December 31, 2010, respectively, which at September 30, 2011 consisted of a $51.6 million loan classified as construction and existing structures – improvements and a $41.7 million loan classified as entitled land – infrastructure under construction. Finally, there was an additional borrowing group whose outstanding principal aggregated $25.7 million and $42.6 million, representing 8.8% and 10.2%, respectively, of our total mortgage loan principal balance outstanding at September 30, 2011 and December 31, 2010, respectively, which consisted of multiple loans classified as pre-entitled or entitled land.  Each of these loans was in non-accrual status as of September 30, 2011 and December 31, 2010 due to the shortfall in the combined current fair value of the underlying collateral for such loans, and we recognized no mortgage interest income for these loans during the nine and three months ended September 30, 2011. However, two other loans from one borrower group, which have principal balances totaling $1.2 million at September 30, 2011, accounted for approximately 10.0% of total mortgage loan income during the nine months ended September 30, 2011. Additionally, three other loans with outstanding principal balances of $11.2 million at September 30, 2011, accounted for approximately 27.6% of the total mortgage income during the nine months ended September 30, 2011.

Loan Maturities and Loans in Defaults

The following table summarizes the near term scheduled maturities of our mortgage loans as of September 30, 2011, net of the valuation allowance (in thousands except percentages and unit data):

September 30, 2011
(in thousands, except percentage and unit data)
Quarter	Amount	Percent	#
Matured	$151,837	52.2%	16
Q4 2011	36,751	12.6%	4
Q1 2012	2,719	0.9%	2
Q2 2012	1,250	0.4%	1
Q3 2012	93,282	32.1%	2
Q3 2013	4,932	1.7%	3
Q1 2014	201	0.1%	1
Total	290,972	100.0%	29
Less: Valuation Allowance	(183,503)

Net Carrying Value	$107,469

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

Loan Modifications

During the nine months ended September 30, 2011, we modified one loan in the amount of $1.0 million to extend the maturity date by 12 months.  There was no change in interest rate or forgiveness of principal or interest.  Also, we received approximately $0.3 million in a principal paydown in connection with the extension.

The following table provides a summary of loan modifications for our portfolio as of September 30, 2011 (dollars in thousands):

	September 30, 2011
	Amount	%	#
	(in thousands)
Loans Not Modified and Currently Matured	$151,837	52%	16
Loans Modified to Extend Maturity	103,599	36%	10
Original Maturity Date Not Reached	35,536	12%	3
Total Loan Principal	$290,972	100%	29

Real Estate Held for Development or Sale

A discussion and summary of REO held for development or sale as of December 31, 2010 and September 30, 2011, respectively, is presented in Note 4 of the accompanying financial statements under the heading entitled “Real Estate Owned (REO)”.

During the nine months ended September 30, 2011, we foreclosed on eight loans with a carrying value of $9.1 million.  In addition, we sold certain REO assets and experienced other recoveries of $6.8 million in cash.

Important Relationships Between Capital Resources and Results of Operations

Mortgage Loan Sales

We are actively marketing our loans for sale.  During the nine months ended September 30, 2011, we sold four loans generating $5.0 million in cash.  We recognized a gain of $0.2 million from the sale of these loans.  No loans were sold during the nine months ended September 30, 2010.

Summary of Existing Loans in Default

A discussion of our real existing loans in default and summaries of the geographic and loan classification concentrations of loans in default, net of the valuation allowance, as of December 31, 2010 and September 30, 2011, respectively, is presented in Note 3 of the accompanying financial statements under the heading entitled “Loans in Default.”

Valuation Allowance and Fair Value Measurement

A discussion of our valuation allowance, fair value measurement, valuation categories and summaries of the procedures performed in connection with our fair value analysis as of September 30, 2011, is presented in Note 5 of the accompanying financial statements.  We recorded provisions for credit losses, net of recoveries, of $1.0 million and $34.4 million during the nine months ended September 30, 2011 and 2010, respectively.

The provision for credit losses for the nine month period ended September 30, 2011 was primarily the result of a significant decrease in the operating performance of a hospitality asset that serves as collateral under one of our larger loans.  However, based on our analysis, since this is our only loan secured by a hospitality asset, we do not believe the decline in related value should extend nor should be extrapolated to our other real estate assets.

The decrease in value in this asset was offset by an increase in the value of collateral for a separate loan resulting in a net $1.0 million charge for the nine months ended September 30, 2011.  The increased collateral value for this loan was based on the value of additional land added to the collateral base coupled with management’s assessment to move the primary collateral to the high end of the valuation range as a result of increased market participant activity indicating an improved value.

In addition, as a result of our analysis, we recorded $1.5 million in impairment charges for our REO assets during the nine months ended September 30, 2011 and $13.2 million for the nine months ended September 30, 2010. As of December 31, 2010 and September 30, 2011, 93% of REO assets were valued on an “as is” basis while 7% were valued on an “as developed” basis.

Trends in Interest Income and Effective Yield

At December 31, 2010 and September 30, 2011, our loans had a weighted average note rate of 11.16% per annum and 10.81% per annum, respectively.  For the income on these yields to be fully realized, all loans must be “performing” and accrued interest income must be deemed to be collectible.  At December 31, 2010, 30 of the 38 loans in default were in non-accrual status and had outstanding principal balances totaling $407.4 million. At September 30, 2011, all 23 loans in default were in non-accrual status and had outstanding principal balances totaling $282.1 million. At December 31, 2010 and September 30, 2011, accrued interest income totaled $8.1 million and $6.6 million, respectively, and the cumulative note rate interest earned but not accrued totaled approximately $82.7 million and $68.1 million, respectively.  At September 30, 2011, we have, or expect to, commence enforcement action on 16 of the 23 loans in default, which will likely result in foreclosure.

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

Leverage to Enhance Yields

On June 7, 2011, we entered into a $50 million convertible loan agreement for the purpose of providing working capital and funding our other general business needs. The loan matures on June 6, 2016 and bears interest at a rate of 17% per year plus a 15% Exit Fee due at maturity (effective rate of approximately 22.5%). This loan is secured by substantially all of our existing and future subsidiaries and a security interest in most of our assets. We also are required to deposit cash receipts into a cash management account for disbursement pursuant to the terms of a budget agreed to by us and NW Capital and to otherwise pay certain amounts owed under the loan.  See Note 6 “Debt and Notes Payable” of the accompanying financial statements for further discussion of this transaction.

In addition to debt that existed at December 31, 2010, during the nine months ended September 30, 2011, we secured financing from a bank in the amount of $1.5 million for the purpose of funding working capital needs. This loan was paid in full as of June 30, 2011 using proceeds from the NW Capital loan.

We may deem it beneficial, if not necessary, to employ additional leverage in the future.

Off-Balance Sheet Arrangements

For certain loans, upon their initial funding, a reserve for future interest payments is deposited into a controlled disbursement account in the name of the borrower for our benefit. These accounts, which are held in the name of the borrowers, are not included in the accompanying consolidated balance sheets. As of December 31, 2010 and September 30, 2011, there was $0.1 million and zero outstanding, respectively. We did not have any other off-balance sheet arrangements.

Contractual Obligations

Our outstanding notes payable, the lease obligations on the space applicable to our headquarters, the contingent liability to broker-dealers, funding commitments to borrowers and certain contractual obligations to consultants as of September 30, 2011, as described elsewhere in this Form 10-Q and in previously filed annual report on  Form 10-K, reflect our contractual obligations as of such dates.

There has been no other material change to our contractual obligations other than our loan with New World Capital as described in Note 6 “Debt and Notes Payable”.  The loan matures on June 6, 2016.  In addition, interest payments associated with the loan over the next five years are expected to range from $5.4 million to $7.7 million per year.  This assumes NW Capital will elect to defer 5% of the 17% contractual interest payable per year in accordance with the terms of the agreement.

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

Requirements for Liquidity

We require liquidity and capital resources for various financial needs, including acquiring and originating our target assets, as well as for costs, expenses and general working capital needs, including, maintenance and development costs for REO assets, general and administrative operating costs, management fees and loan enforcement costs, interest expense on participations and loans, repayment of principal on borrowings, payment of property taxes and other liabilities and costs.

We expect our primary sources of liquidity over the next twelve months to consist of the net proceeds from the NW Capital convertible loan and proceeds from the disposition of a portion of our existing assets.  We anticipate redeploying these proceeds to acquire our target assets, which are intended to be assets that generate periodic liquidity from current investment earnings, as well as cash flows from dispositions of these assets through sale and loan participations.  In addition to the disposition of our existing portfolio of REO assets, we expect to address our liquidity needs by periodically accessing the capital markets, lines of credit and credit facilities or pursuing other available alternatives which may become available to us.

Our requirements for liquidity and capital resources are described in more detail in our Annual Report on Form 10-K for the year ended December 31, 2010. There have been no material changes to our requirements for liquidity from those described in our previously filed annual report on Form 10-K as of and for the year ended December 31, 2010, except as discussed below.

Acquisition of Target Assets

We intend to use liquidity in excess of operating requirements for the acquisition of our target assets.  We anticipate that we will invest in target assets in the next twelve months.   However, the level of target assets we are able to acquire will depend on the amount of available liquidity to make such investments.

Loan Fundings and Investments

We require liquidity to fund loans made to our borrowers. Estimated future commitments for construction or development costs and for interest are included in mortgage loans held for sale in the accompanying consolidated balance sheets. A summary of the undisbursed loans-in-process and interest reserves balances as of December 31, 2010 and September 30, 2011, is presented in Note 8 of the accompanying financial statements under the heading entitled “Loans-in-Process.”

While the contractual amount of unfunded loans-in-process and interest reserves totaled $30.2 million at September 30, 2011, we estimate that we will fund approximately $5.3 million subsequent to September 30, 2011. Of the $5.3 million expected to be funded, $3.2 relates to unfunded interest reserves on two loans (which is a non-cash commitment), $0.4 million relates to anticipated borrower construction or operating costs and $1.7 million relates to tax related reserves. The difference of $24.9 million, which is not expected to be funded, relates to loans that are in default, loans that have been modified to lower the funding amount and loans whose funding is contingent on various project milestones, many of which have not been met and are not expected to be met given current economic conditions. Accordingly, the amounts not expected to be funded are not reflected as funding obligations in the accompanying consolidated balance sheets. With available cash and cash equivalents of $27.7 million at September 30, 2011, scheduled loan payoffs, the suspension of new loan request funding, additional debt financing secured, and other available sources of liquidity, including potential loan participations, loan sales or sales of REO assets, we expect to meet our obligation to fund these undisbursed amounts in the normal course of business. See Note 1 in the accompanying consolidated financial statements for discussion of our liquidity.

Maintenance and Development Costs for Real Estate Owned

We require liquidity to pay costs and fees to preserve and protect the real estate we own. Real estate owned consists primarily of properties acquired as a result of foreclosure or purchase. At December 31, 2010 and September 30, 2011, our REO assets comprised of 39 properties, respectively, acquired through foreclosure or purchase, with carrying values of $89.5 million and $92.5 million, respectively. Costs related to the development or improvement of the assets are capitalized and costs relating to holding the assets are charged to expense. Cash outlays for capitalized development costs totaled $0.6 million and $0.7 million during the nine months ended September 30, 2011 and 2010. In addition, costs related to holding and maintaining such properties, which are expensed and included in property taxes and other operating expenses for REO assets in the accompanying consolidated statement of operations, totaled approximately $5.0 million and $4.1 million during the nine months ended September 30, 2011 and 2010, respectively. The nature and extent of future costs for the development of REOs depends on the level of development undertaken, the amount of available liquidity, the number of additional foreclosures and other factors.

Debt Service

We also require liquidity to pay interest expense on our borrowings. In June 2011, we entered into a $50 million convertible loan agreement with NW Capital for the purpose of providing working capital and funding our other general business needs. See Note 6 of the accompanying financial statements under the heading entitled “Convertible Notes Payable / Exit Fee Payable” for further discussion of this transaction.  Based on our existing indebtedness, we expect to pay approximately $5.4 million over the next twelve months in cash interest payments.  A summary of the notes payable as of December 31, 2010 and September 30, 2011 is presented in Note 6 of the accompanying financial statements.

Repayment of Borrowings

Based on the terms of our current indebtedness, we expect to repay principal of $2.1 million over the next twelve months.  We repaid in full an outstanding loan on one of our properties in the amount of $7.5 million in July 2011.

Dividend to Stockholders

We expect to pay quarterly distributions to our common stockholders not to exceed an annual amount of 1% of our book value as of the previous December 31 per share (currently approximately $0.03 per share per quarter or $0.12 per share annually) over the next eight quarters.  We commenced payment of the first such distribution in July 2011, and declared a second dividend payment as of September 30, 2011.  The declaration and amount of any such future dividends will be subject to the availability of legally distributable funds, the discretion of our board of directors and restrictions to pay dividends under the NW Capital loan agreement.  We expect such dividends to be $1.5 million over the next twelve months.

Sources of Liquidity

There have been no material changes to our sources of liquidity from those described in our previously filed annual report on Form 10-K as of and for the year ended December 31, 2010, except as discussed below.

NW Convertible Debt

In June 2011, we entered into a $50 million convertible loan agreement with NW Capital for the purpose of providing working capital and funding our other general business needs.  Our net proceeds from the loan were $42.2 million.  These proceeds were deposited into three accounts, an operating account, a trust account and an escrow account.  The operating account is funded with three months of operating funds on a rolling basis based on a budget submitted to NW Capital.  Funds are transferred from the trust account to the operating account based on budget submissions to NW Capital and their approval of the use of the funds.  The escrow account was used to place proceeds for repayment for certain indebtedness in July 2011.

Investment Income

We expect to generate investment income from the acquisition of target assets. However, the actual investment income depends on the timing and amount of funds available for investment.

Cash Flows

Cash Provided by (Used In) Operating Activities.

Cash used in operating activities was $18.4 million for the nine months ended September 30, 2011 as compared to $13.3 million for the nine months ended September 30, 2010.  Cash used in operating activities includes the cash generated from interest and other mortgage income from our loan portfolio, offset by amounts paid for property taxes and other operating costs for REO assets, professional fees, general and administrative expenses and other expenses, as well as, interest on notes payable. The increase in cash used in operating activities from 2011 to 2010 is attributed to the decrease in the income-earning assets in our real estate portfolio and resulting mortgage income as well as the payment of recurring operating expenses, outstanding accounts payable and accrued expenses of $1.1 million and prepaid and other assets of $1.7 million.

Cash Provided By Investing Activities.

Net cash provided by investing activities was $13.7 million for the nine months ended September 30, 2011 as compared to $6.6 million for the nine months ended September 30, 2010. The increase in net cash provided by investing activities is primarily due to the sale and recoveries of REO assets and loans totaling $11.8 million and the receipt of mortgage loan payments totaling $5.8 million during the nine months ended September 30, 2011.  These amounts were offset by mortgage fundings of $3.3 million and capital outlays of REO of $0.6 million.

Cash Provided by Financing Activities.

Net cash provided by financing activities was $31.6 million for the nine months ended September 30, 2011 and $10.3 million for the nine months ended September 30, 2010. The increase is primarily due to the receipt of proceeds from the NW Capital convertible loan net of related debt issuance costs.

Critical Accounting Policies

Our critical accounting policies are disclosed in our previously filed Annual Report on Form 10-K for the fiscal year ended December 31, 2010.  As of September 30, 2011, there has been no significant change in our critical accounting policies from December 31, 2010.  The following policy is considered to have become more material in presentation as a result of the NW Capital loan.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Our quantitative and qualitative disclosures about market risk are disclosed in our previously filed Annual Report on Form 10-K for the year ended December 31, 2010.  As of September 30, 2011, there has been no significant changes in our market risks from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

Interest Rate Risk

Because over 96.9% of the principal balances of our loans are in non-accrual status as of September 30, 2011, changes in weighted average interest rates for our loan portfolio have little impact on interest income.

The following table contains information about our mortgage loan principal balances as of September 30, 2011, presented separately for fixed and variable rates and the calendar quarters in which such mortgage investments mature (in thousands).

Loan Rates:	Matured	Q4 2011	Q1 2012	Q2 2012	Q3 2012	Q3 2013	Q1 2014	Total
	(in thousands)
Variable	$132,637	$3,229	$719	$-	$-	$-	$-	$136,585
Fixed	19,200	33,522	2,000	1,250	93,282	4,932	201	154,387
	$151,837	$36,751	$2,719	$1,250	$93,282	$4,932	$201	290,972
Less: Valuation Allowance								(183,503)
Net Carrying Value								$107,469

As of September 30, 2011, we had cash and cash equivalents totaling $27.7 million (or 11.1% of total assets), all of which were held in bank accounts or highly liquid money market accounts or short-term certificates of deposit. We have historically targeted 3% - 5% of our assets to be held in such accounts as a working capital reserve. However, our actual deployment in the future may vary depending on a variety of factors, including our future business strategies, the timing and amount of debt or capital raised and the amount of investments made. We believe that these financial assets do not give rise to significant interest rate risk due to their short-term nature.

 Item 4.  Controls and Procedures

Controls and Procedures

Our management has evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Form 10-Q.

Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the period ended September 30, 2011 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes to Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our fiscal quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II

OTHER INFORMATION

Item 1.    Legal Proceedings.

We may be a party to litigation as the plaintiff or defendant in the ordinary course of business in connection with loans that go into default, or for other reasons, including, without limitation, potential claims or judicial actions relating to the Conversion Transactions. While various asserted and unasserted claims exist, resolution of these matters cannot be predicted with certainty at this time and, we believe, based upon currently available information, that the final outcome of such matters will not have a material adverse effect, if any, on our results of operations or financial condition.

As we previously reported, various disputes have arisen relating to the consent solicitation/prospectus used in connection with seeking member approval of the Conversion Transactions. Three proposed class action lawsuits were subsequently filed in the Delaware Court of Chancery (on May 26, 2010, June 15, 2010 and June 17, 2010) against us and certain affiliated individuals and entities. The May 26 and June 15, 2010 lawsuits contain similar allegations, claiming, in general, that fiduciary duties owed to Fund members and to the Fund were breached because, among other things, the Conversion Transactions were unfair to Fund members, constituted self-dealing and because the information provided about the Conversion Transactions and related disclosures were false and misleading. The June 17, 2010 lawsuit focuses on whether the Conversion Transactions constitute a “roll up” transaction under the Fund’s operating agreement, and seeks damages for breach of the operating agreement. We and our affiliated co-defendants dispute these claims and intend to continue vigorously defending ourselves in these actions.

As we previously reported, an action also was filed on June 14, 2010 in the Delaware Court of Chancery against us and certain affiliated individuals and entities by Fund members Ronald Tucek and Cliff Ratliff and LGM Capital Partners, LLC (also known as The Committee to Protect IMH Secured Loan Fund, LLC). This lawsuit claims that certain fiduciary duties owed to Fund members and to the Fund were breached because, among other things, the Conversion Transactions were unfair to Fund members, constituted self-dealing and because information provided about the Conversion Transactions and related disclosures were false and misleading. Plaintiffs have sought monetary damages and equitable relief. As previously reported, the Court denied Plaintiffs’ request to enjoin the Conversion Transactions, have an independent advisor appointed on behalf of Fund members, remove the Manager or obtain access to contact information for Fund members and certain broker-dealers. We and our affiliated co-defendants dispute the claims made in this lawsuit and intend to continue vigorously defending ourselves in this action.

As previously reported, the parties in the four above-referenced actions have agreed to consolidate the four actions for all purposes. The Delaware Court of Chancery ordered that a consolidated complaint be filed, to be followed by consolidated discovery, and designated the plaintiffs’ counsel from the May 26, 2010 and June 17, 2010 lawsuits as co-lead plaintiffs’ counsel. The consolidated class action complaint was filed on December 17, 2010. After Defendants filed a motion to dismiss that complaint, the Chancery Court ordered Plaintiffs to file an amended complaint. On July 15, 2011, Plaintiffs filed a new verified complaint entitled “Amended and Supplemental Consolidated Class Action Complaint” (“ACC”). On August 29, 2011, Defendants filed a Motion to Dismiss in Part the ACC.   Plaintiffs filed their brief in opposition on September 28, 2011 and Defendants filed their reply brief on November 2, 2011.  Oral argument on our motion to dismiss is scheduled to take place on February 13, 2012.  The consolidated action is in its early stages and it is not possible to estimate at this time the range of exposure, if any, the consolidated action presents. However, we and our affiliated co-defendants dispute the claims in this lawsuit and intend to continue vigorously defending ourselves in that litigation.

As previously reported, on December 29, 2010, an action was filed in the Superior Court of Arizona, Maricopa County, by purported Fund members David Kurtz, David L. Kurtz, P.C., Lee Holland, William Kurtz, and Suzanne Sullivan against us and certain affiliated individuals and entities. The plaintiffs made numerous allegations against the defendants in that action, including allegations that fiduciary duties owed to Fund members and to the Fund were breached because the Conversion Transactions were unfair to Fund members, constituted self-dealing, and because information provided about the Conversion Transactions and related disclosures were false and misleading. In addition, the plaintiffs alleged that the Fund wrongfully rejected the defendants’ books and records requests, defamed David Kurtz, and wrongfully brought a civil action related to the Conversion Transactions. The plaintiffs seek the return of their original investments in the Fund, damages for defamation and invasion of privacy, punitive damages, and their attorneys’ fees and costs.  Defendants filed a motion to stay this lawsuit in favor of the consolidated action pending in Delaware.  As previously reported, the Court granted defendants’ motion to stay and stayed this action pending the outcome of the above-referenced consolidated action pending in the Delaware Court of Chancery.  Plaintiffs’ motion for reconsideration of the Court’s denial of their motion to stay was denied by the Court on September 19, 2011, reaffirming the stay of this case pending the outcome of the Delaware litigation.   We dispute plaintiffs’ allegations and we intend to defend ourselves vigorously against these claims if this action is recommenced.

On September 29, 2011, an action was filed in the 268th Judicial District Court of Fort Bend County, Texas by Atrium Medical Centers LP, against us and affiliated named entities.  The plaintiff is a tenant in one of our rental properties and alleges loss of profit and cost of delay in performance concerning certain maintenance and repairs at the rental property.  The plaintiff is seeking damages of $13 million to $25 million.  However, we do not believe that the plaintiff’s claim against us or our affiliates has any merit and we are vigorously defending against this action.  The trial date for this action is scheduled for March 2012.

On June 8, 2010, we received a copy of a formal order of investigation from the SEC dated May 19, 2010 authorizing an investigation into possible violations of the federal securities laws. As previously reported, the Company has received subpoenas requesting that we produce certain documents and information. We are cooperating fully with the SEC investigation. The Company cannot predict the scope, timing, or outcome of the SEC investigation at this time.

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

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Item 1A, “Risk Factors,” in our previously filed Form 10-K, which could materially affect our business, financial condition or results of operations.   The risks described in our Form 10-K and our Forms 10-Q for the first two quarters of 2011 are not the only risks we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

ITH Consulting was granted 50,000 shares of common stock in connection with the placement of the senior convertible loan with NW Capital in June 2011. We relied on the exemption provided in Section 4(2) of the Securities Act of 1933 for the issuance of stock to ITH Consulting.   Additionally, an employee was granted 14,114 shares of B-3 common stock during the nine months ended September 30, 2011.

Item 3.	Defaults Upon Senior Securities.

Not applicable

Item 4.	(Removed and Reserved)

Not applicable

Item 5.	Other Information.

Not applicable

Item 6.	Exhibits

Exhibits

No.	Description

31.1*	Certification of Chief Executive Officer of IMH Financial Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer of IMH Financial Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and the Chief Financial Officer of IMH Financial Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 21, 2011	IMH FINANCIAL CORPORATION

	By:	/s/ Steven Darak
Steven Darak
Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Officer)

INDEX TO EXHIBITS

No.	Description

31.1*	Certification of Chief Executive Officer of IMH Financial Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer of IMH Financial Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and the Chief Financial Officer of IMH Financial Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith