Form 10-K
period 2011-12-31
IMH Financial Corp
filed 2012-03-30
CIK 1397403

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

 (Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011

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

Common Stock

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐    No ☑

The registrant had 50,000 shares of Common Stock, 3,811,342 shares of Class B-1 Common Stock, 3,811,342 shares of Class B-2 Common Stock, 7,735,169 shares of Class B-3 Common Stock, 627,579 shares of Class B-4 Common Stock and 838,448 shares of Class C Common Stock, which were collectively convertible into 16,873,880 outstanding common shares as of March 30, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

NONE

IMH Financial Corporation

2010 Form 10-K Annual Report

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7, contains forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) which relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “likely,” “may,” “plan,” “potential,” “should” and “would” or the negative of these terms or other comparable terminology. The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance. These beliefs, assumptions and expectations can change, and actual results and events may differ materially, as a result of many possible events or factors, not all of which are known to us or are within our control. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section in Item 1A of this Form 10-K entitled “Risk Factors.”

Except to the extent required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the events described by our forward-looking statements might not occur. We qualify any and all of our forward-looking statements by these cautionary factors. Please keep this cautionary note in mind as you read this Form 10-K.

PART I

Item 1.	BUSINESS.

Our Company

We are a real estate investor and finance company based in the southwest United States with over a decade of experience in various and diverse facets of the real estate lending and investment process, including origination, acquisition, underwriting, documentation, servicing, construction, enforcement, development, marketing, and disposition.

The Company’s focus is to invest in, manage and dispose of commercial real estate mortgage investments, and to perform all functions reasonably related thereto, including developing, managing and either holding for investment or disposing of real property acquired through foreclosure or other means. This focus is being enhanced with the combined resources of the Company and its advisors. The Company now also seeks to capitalize on opportunities to invest in selected real estate platforms under the direction of seasoned professionals in those areas. The Company may also consider opportunities to act as a sponsor, providing investment opportunities as a proprietary source of, and/or co-investor in, real estate mortgages and other real estate-based investment vehicles. Through the purchase and sale of such investments, we hope to earn robust, risk-adjusted returns while being recognized as a nimble, creative and prudent lender/investor. Our strategy is designed to re-establish the Company’s access to significant investment capital. By increasing the level and quality of the assets in our portfolio specifically and under management in general, we believe that the Company can grow to ultimately provide its shareholders with favorable risk-adjusted returns on investments and enhanced opportunity for liquidity.

The Company continued to experience financial adversity in 2011 at both the portfolio and enterprise level and expended a significant amount of resources as a result of the economic environment, as well as from a legal perspective from the enforcement and foreclosure of several loan assets and litigation involving a group of dissident shareholders. Management anticipates fiscal 2012 to be free from some of these distractions and has begun to streamline and re-purpose the organization with a clear direction with enhanced capabilities. The continued resolution and monetization of the legacy asset portfolio will be essential to the Company’s future success, as the value and liquidity created will be the building blocks for implementing the new strategy. Given the scale and composition of the remaining legacy portfolio, significant efforts will continue to be required in 2012, including continued foreclosures, restructurings, development activities, and asset dispositions. A number of key tactical initiatives are also continuing into 2012 with the near-term goal of further reducing expenses and enhancing systems, while seeking to mitigate legacy problems and maximize the value of legacy assets.

Management expects to accelerate the streamlining and re-purposing of the organization, operations, and systems in 2012 to support the Company’s strategic and tactical, financial and operational goals. To achieve greater efficiency and strength, the Company will employ a combination of internal and external professionals to pursue its targeted activities.

In addition, given the current legal, tax and market-related constraints to bringing additional capital directly into the Company, management is exploring the possibility of sponsoring investment vehicles or other ventures with institutional investors in vertical market segments in which there is strong investor interest, as well as proven expertise within the Company and/or its advisors. To demonstrate its commitment, distinguish itself from other sponsors, and create very attractive investment opportunities, the Company would expect to contribute cash as well as some of its legacy assets to these sponsored vehicles, in exchange for equity ownership and/or profit participation. There is no assurance, however, that management would pursue any such sponsored vehicles in the near term or at all.

As previously described, the Company expects to focus on the creation and implementation of a series of commercial mortgage and real estate investment activities, so as to begin to increase both assets under management and the associated income and value derived therefrom.

In 2011, the Company acquired certain operating assets as a result of foreclosure of the related loans. With such assets, there comes the challenge and cost of day-to-day operations but also the opportunity to revitalize assets and operations that have generally suffered in recent periods. Again, with our combination of internal and external professionals, we expect to re-position these operating assets to produce a market-rate return as portfolio holdings or to dispose of these assets at favorable prices once they have been foreclosed upon and stabilized.

We have identified certain portfolio assets that we believe could yield significantly greater returns by developing the properties for future operation and sale, as opposed to selling them now in their as-is condition. The demonstrated ability to create value through the real estate development process is a key aptitude gained through our relationship with our consultants that we anticipate will further distinguish us from other competitors in the marketplace. Through this capability, we believe that we, and ultimately our shareholders, will be afforded the opportunity to earn yields that are not generally available from new, finished product. While development does entail unique risks, with a disciplined approach and experienced team, we believe the risk-adjusted rewards have the potential to be superior.

While focused on the foregoing, the Company remains nimble in its objectives and is poised to re-direct its efforts as economic circumstances unfold. Given that the legacy assets are positively correlated with the economic and real estate cycles, and the fact that any new investment activity may benefit from any market disruptions and/or further declines in the value of real estate, in terms of enhanced risk-adjusted returns and reduced competitive pressure, management believes there is an inherent “hedge” in the Company’s current position. If there is a recovery of liquidity and valuations, the liquidity and value of the legacy assets should benefit accordingly, while new originations may face increased yield and scaling pressures. If, on the other hand, conditions do not improve, or worsen, the legacy assets will likely suffer, but the opportunities in new business should be enhanced. We will adjust the relative scaling of these two aspects of the hedge as circumstances dictate.

Through our traditional credit analysis coupled with property valuation techniques used by developers, we have acquired or originated real estate assets as of December 31, 2011 with an original investment basis of approximately $590.6 million and a current carrying value of $199.0 million, consisting of commercial real estate mortgage loans with a carrying value of $103.5 million and owned property with a carrying value of $95.5 million. We believe the decline in the carrying value of our real estate assets is reflective of the deterioration of the commercial real estate lending market and the sustained decline in pricing of residential and commercial real estate in the last several years together with the continuing downturn in the general economy and specifically the real estate markets.

Our target asset transaction size is typically above the maximum investment size of most community banks, but below the minimum investment size of larger financial institutions, which we believe positions us favorably in an underserved segment of the real estate finance industry. However, these initiatives are dependent upon our successful liquidation of select assets, obtaining debt or equity financing and/or other available alternatives to generate liquidity.  At the time that we are able to generate additional liquidity, we intend to make further investments.

Our senior management team, along with our other industry professional advisors, have extensive experience analyzing, structuring, negotiating, originating, purchasing and servicing senior-position commercial real estate mortgage loans and related real estate investments. Over the past decade, we have built a mortgage lending platform and have made over 500 real estate investments and co-investments, and our senior management team has raised nearly $1 billion of capital. For a further discussion of our senior management team’s experience, track record and relationships, see Item 10 entitled “Directors, Executive Officers and Corporate Governance.”

We are a Delaware corporation that was formed from the conversion of IMH Secured Loan Fund, LLC, a limited liability company that was externally managed by Investors Mortgage Holdings Inc.

See Note 5 in the accompanying consolidated financial statements in this Form 10-K for information about the concentration of our outstanding loans among our borrowers and geographic diversification of our outstanding loans.

Our History and Structure

We were formed from the conversion of our predecessor entity, IMH Secured Loan Fund, LLC, or the Fund, into a Delaware corporation. The Fund, which was organized in May 2003, commenced operations in August 2003, focusing on investments in senior short-term whole commercial real estate mortgage loans collateralized by first mortgages on real property. The Fund was externally managed by Investors Mortgage Holdings, Inc., or the Manager, which was incorporated in Arizona in June 1997 and is licensed as a mortgage banker by the State of Arizona. Through a series of private placements to accredited investors, the Fund raised $875 million of equity capital from May 2003 through September 2008. Due to the cumulative number of investors in the Fund, the Fund registered under the Exchange Act on April 30, 2007 and began filing periodic reports with the Securities and Exchange Commission, or the SEC.

As a result of the unprecedented disruptions in the general real estate and related markets and the rapid decline in the global and U.S. economies, on October 1, 2008, pursuant to its operating agreement, the Fund suspended member redemption requests. In order to preserve liquidity in the ongoing credit crisis, the Fund suspended regular monthly distributions to members in the second quarter of 2009. On June 18, 2010, following approval by members representing 89% of membership units of the Fund voting on the matter, the Fund became internally-managed through the acquisition of the Manager and converted into a Delaware corporation in a series of transactions that we refer to as the Conversion Transactions. The Fund intended the Conversion Transactions to position the Fund to become a publicly traded corporation listed on a stock exchange, create the opportunity for liquidity for Fund members, and create the opportunity to raise additional capital in the public markets, thereby enabling the Fund to better acquire and originate commercial mortgage loans and other real estate related investments with a view to achieving long term value creation through dividends and capital appreciation.

On June 18, 2010, we effected the Conversion Transactions, whereby the Fund was converted into a Delaware corporation and became internally managed through the acquisition of the Manager. In the Conversion Transactions, we also acquired IMH Holdings, LLC (“Holdings”), which is a Delaware limited liability company and serves as a holding company for two wholly-owned subsidiaries, IMH Management Services, LLC, an Arizona limited liability company, and SWI Management, LLC, an Arizona limited liability company (“SWIM”). IMH Management Services, LLC provides us and our affiliates with human resources and administrative services and SWIM manages the Strategic Wealth & Income Fund, LLC (the “SWI Fund”).

In connection with the Conversion Transactions, we issued 3,811,342 shares of Class B-1 common stock, 3,811,342 shares of Class B-2 common stock, 7,721,055 shares of Class B-3 common stock, 627,579 shares of Class B-4 common stock and 838,448 shares of Class C common stock. We have not determined a specific value for the aggregate shares issued in connection with the Conversion Transactions. However, based on our net tangible book value of approximately $165.3 million as of December 31, 2011, the current estimated book value per share for the shares issued in connection with the Conversion Transactions is $9.79 per share. As part of the Conversion Transactions, the Fund offered members seeking shorter-term liquidity the option of receiving shares, referred to as Class C common stock, which are eligible to be redeemed by us at our option following an initial public offering. We may redeem up to the lesser of $50 million or 30% of the capital raised in such initial public offering, net of underwriting discounts and commissions (the “Maximum Aggregate Redemption Amount”), of Class C common stock at a per share price equal to the initial public offering price per share, net of underwriting discounts and commissions. If we elect to redeem any of the Class C common stock pursuant to this provision, we must redeem it all if the redemption price for all outstanding shares would be less than the Maximum Aggregate Redemption Amount. Any shares of Class C common stock not redeemed in connection with an initial public offering will automatically be converted to Class B common stock as follows: each share of Class C common stock will convert into 0.25 shares of Class B-1 common stock; 0.25 shares of Class B-2 common stock; and 0.50 shares of Class B-3 common stock. Members representing only approximately 5.2% of membership interests in the Fund elected to receive Class C common stock.

The remaining 94.8% received one of three series of Class B common stock (Class B-1, B-2 or B-3) that are subject to restrictions on transfer that lapse, subject to certain exceptions, at various anniversaries following the earlier of (i) the consummation of an initial public offering of our common stock and (ii) the date, if any, on which we send notice to our stockholders stating that the board of directors has determined not to pursue an initial public offering (the “Trigger Date”): 25% at the six month anniversary, 25% upon the nine month anniversary and the remaining 50% on the 12 month anniversary. Shares of class B-1, B-2 and B-3 common stock are also eligible for conversion into shares of common stock and transfer at the option of the holder upon certain change of control events or if, during the period beginning on the five-month anniversary of an initial public offering, the closing price of our common stock is greater than 125% of the initial public offering price for 20 consecutive trading days. All shares of Class B-1, B-2 and B-3 common stock will automatically convert into shares of common stock on the twelve-month anniversary of the Trigger Date. Our board of directors can also approve other transfers. Once the sale of all or a portion of the shares of Class B common stock becomes possible, the sale or potential sale of a substantial number of shares of the common stock into which shares of Class B common stock may convert could depress the market price of all common stock and impair our ability to raise capital through the sale of additional shares.

To provide additional incentive for holders of Class B common stock to remain longer-term investors, we agreed to pay, subject to the availability of legally distributable funds, a Special Dividend to Class B stockholders of $0.95 a share to all stockholders who have retained continuous ownership of their shares through the 12 month period following an initial public offering. The aggregate amount of the Special Dividend will be between $15.1 million and $16.0 million depending on the number of outstanding Class C shares that are redeemed in connection with an initial public offering. Shares of Class C common stock that are not redeemed and are converted into shares of Class B common stock will also be eligible for the Special Dividend if held continuously through the 12-month period following an initial public offering. The Special Dividend will not be payable if sufficient legally available funds are not available on the one-year anniversary of consummation of an initial public offering.

We acquired the Manager, through the issuance of 716,279 shares of Class B common stock, subject to various restrictions, to the equity holders of the Manager and its affiliates, on June 18, 2010 as part of the Conversion Transactions. Prior to consummation of the Conversion Transactions, we paid management fees to the Manager to serve as our external manager and the Manager was responsible for managing every aspect of our operations, including identifying and funding new loans, evaluating and acquiring loans held by third parties, and periodically analyzing the composition of our portfolio. The Manager has a wholly-owned subsidiary, Investors Mortgage Holdings California, Inc., which is licensed as a real estate broker by the California Department of Real Estate. In connection with the acquisition, Messrs. Albers, Meris and a transferee of Mr. Meris acquired shares of Class B-4 common stock which are subject to additional four-year transfer restrictions. The four-year transfer restrictions applicable to the shares of Class B-4 common stock will terminate if, any time after five months from the first day of trading of our common stock on a national securities exchange, either our market capitalization or book value will have exceeded approximately $730.4 million (subject to upward and downward adjustment upon certain events). The additional four-year transfer restrictions will also terminate if the restrictions on the Class B common stock are eliminated as a result of a change of control under our certificate of incorporation, or if, after entering into an employment agreement approved by our compensation committee, the holder of Class B common stock is terminated without cause, as such term is defined in such holder’s employment agreement. As part of the Conversion Transactions, the former executive officers and employees of the Manager became our executive officers and employees and assumed the duties previously performed by the Manager. We ceased paying management fees to the Manager and we are now entitled to retain all management, origination fees, gains and basis points previously allocated to the Manager.

In the Conversion Transactions, we also acquired IMH Holdings, LLC, or Holdings, which is a Delaware limited liability company and serves as a holding company for two wholly-owned subsidiaries, IMH Management Services, LLC, an Arizona limited liability company, and SWI Management, LLC, an Arizona limited liability company. IMH Management Services, LLC provides us and our affiliates with human resources and administrative services, including the supply of employees, and SWI Management, LLC, or SWIM, acts as the manager for the Strategic Wealth & Income Fund, LLC, or the SWI Fund. At December 31, 2011, the SWI Fund had approximately $11.5 million under management. The SWI Fund is a Delaware limited liability company whose investment strategies and objectives are substantially similar to our strategy. We have a $25,000 equity interest in the SWI Fund, and also receive fee income for managing SWIM. The SWI Fund is a closed-end, five-year fund which is currently scheduled to close by December 2013 and is no longer accepting new member capital.

Our Market Opportunity

We believe that there are attractive opportunities to acquire, finance and originate commercial real estate mortgage loans and other real estate-related assets as a result of the ongoing disruption in the real estate and financial markets. We believe that some of these assets are attractively priced in relation to their relative risk as a result of the illiquidity and uncertainty in the current market environment. In addition, regulatory and capital adequacy pressures have forced numerous financial institutions both to reduce their new originations and to dispose of existing real estate-related assets at market-clearing prices for timely execution. We believe that the opportunity to acquire and originate commercial real estate mortgage loans remains attractive, particularly for interim loans of short to intermediate term, which we consider to be loans with maturities of up to five years. As a result of limited credit availability in the marketplace, we believe that such loans can now be structured on more favorable lender terms than in the past. We believe that we are positioned to capitalize on such opportunities while remaining flexible to adapt our investment strategy as market conditions change.

We believe that opportunistic capital will be well positioned to take advantage of such opportunities as: (a) acquiring real estate-backed loan portfolios at favorable discounts resulting from the stringent requirements imposed upon U.S.-based commercial banks by regulatory agencies in an effort to shore up bank balance sheets and to create more liquidity for those institutions; (b) acquiring distressed assets of other real estate companies at significant discounts; and (c) funding the development or completion of partially developed real estate projects acquired at a discount. We have identified several “turn-around” projects that are located in markets where recovery is underway and tenant demand is attractive.

Capitalizing on such opportunities creates a potentially lucrative income stream for our investors in the near term, as well as the possibility of a significant asset value appreciation due to the timely completion, eventual stabilization, and ultimate sale of the real estate collateral at issue.

To meet these objectives, we plan to develop a well-diversified portfolio by underlying property type, geography, and borrower concentration risks. We intend to make adjustments to our target portfolio based on real estate market conditions and investment opportunities. We will not forgo what we believe to be an attractive investment because it does not precisely fit our expected portfolio composition.

We expect that a portion of our return will be comprised of capital appreciation of the real estate or real estate-related investments in which we invest, including through fixed rate exit fees or a percentage of the increase in the fair values of the real estate that secures the indebtedness underlying our loans. However, our ability to secure or be entitled to these gains is premised on the assumption that the markets in which we are investing will recover and appreciate, in some cases in a substantial manner. There can be no assurance that such recovery or appreciation will occur, or that we will be able to negotiate exit fees in a manner that is favorable to us, or at all. Furthermore, exit fees may not be available on all types of investments, such as subordinated or pooled investments.

We intend to continue the process of disposing of portions of our existing loans and real estate assets, or REO assets, individually or in bulk, and to reinvest the proceeds from such dispositions in our target assets. We may also attempt to create additional value from certain of our REO assets that are viable multifamily land parcels by developing them into new communities, in joint ventures or other structures. Such development would generally require 2 to 3 years to complete, at which time the apartment project could be sold or held for income and value.

In addition, we believe opportunities may arise to use our stock or cash to acquire, on attractive terms, real estate-related assets or companies, including real estate investment trusts, or REITs, real estate vehicles, limited partnerships and similar vehicles. Many of these entities are seeking to reposition their portfolios or dispose of assets, and may also have investors who are seeking liquidity or exit options.

Our Target Assets

Although we have historically focused on the origination of senior short-term commercial bridge loans with maturities of 12 to 36 months oriented toward the availability of permanent take-out financing, because of changes in conditions, we now believe it is wise to expand our business model to include: (a) purchasing of or investing in commercial and other mortgage loans, individually or in pools, generally at a discount, (b) originating mortgage loans collateralized by real property located anywhere in the United States, and (c) pursuing, in an opportunistic manner, other real estate investments, including, among other things, participation interests in loans, whole and bridge loans, commercial or residential mortgage-backed securities, equity or other ownership interests in entities that are the direct or indirect owners of real property, and direct or indirect investments in real property, such as those that may be obtained in a joint venture or by acquiring the securities of other entities which own real property. We believe that our investment focus is more closely tailored to current market circumstances, and accordingly positions us more favorably to capitalize on opportunities currently available in our target markets. Our investment focus also provides us greater flexibility and enhanced diversification than does our current portfolio of assets. We refer to the assets we will target for acquisition or origination as our target assets.

We intend to diversify our asset acquisitions across asset classes in interim loans or other short-term loans originated by us, performing, whole or participating interests in commercial real estate mortgage loans we acquire, whole non-performing commercial real estate loans we acquire and in other types of real estate-related assets and real estate-related debt instruments (which may include the acquisition of or financing of the acquisition of residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”), and operating properties), although the exact allocations will depend on the investment opportunities we decide to pursue based on the prevailing market conditions. We expect the diversification of our portfolio to continue to evolve in response to market conditions, including consideration of factors such as asset class, borrower group, geography, transaction size and investment terms.

Originating Interim and Longer-Terms Loans.

We originated most of the mortgage loans in our current portfolio. In the short to medium term, as the economy improves, we expect our focus to include the origination of senior loans on commercial property that provide interim financing to borrowers seeking short-term capital (with terms generally up to three years) to be used in the acquisition, construction or redevelopment of a property or group of properties. Interim loans contemplate a take-out with the borrower using the proceeds of a permanent mortgage loan to repay our interim loan. This type of interim financing enables the borrower to secure short-term financing pending the arrangement of long-term debt. As a result of the refinancing risk, interim loans typically have a higher interest rate, as well as higher fees and other costs when compared to long-term financing arrangements. In addition to a higher coupon, we expect to charge borrowers origination, extension, modification or similar fees, and when possible, some form of equity or profit participation in connection with loans we complete. As we have from time to time in the past, we also may originate or acquire participations in construction or rehabilitation loans on commercial properties. These loans generally provide 40% to 60% of financing and are secured by first mortgage liens on the property under construction or rehabilitation. Investments in construction and rehabilitation loans generally would allow us to earn origination fees and exit fees.

Although we believe there are substantial near-term opportunities to acquire existing longer-term whole mortgage loans, we may also originate whole mortgage loans that provide long-term mortgage financing to commercial property owners and developers as appropriate opportunities emerge and real estate conditions improve over time. Unlike our bridge loans that we often expect to hold to maturity, we expect to originate or acquire longer term commercial mortgage loans with the intention of structuring and selling all or a part of such loans at a markup to market participants.

Acquiring Commercial Mortgage Loans.

We have acquired commercial mortgage loans from time to time in the past, but in view of current market conditions, we expect that commercial whole mortgage loans will be one of our primary target assets. We intend to seek to maximize the value of any non-performing commercial mortgage loans we acquire by restructuring, where appropriate, the terms and conditions of the loans to facilitate repayment and generate sustained cash flows or to foreclose on the loans where we believe the value of the asset exceeds the debt and a restructuring is not desirable or achievable on favorable terms. Commercial whole mortgage loans are mortgage loans secured by liens on commercial properties, including office buildings, industrial or warehouse properties, hotels, retail properties, apartments and properties within other commercial real estate sectors. These mortgage loans generally have maturity dates ranging from one to five years and carry either fixed or floating interest rates.

In addition to acquiring existing whole commercial mortgage loans, participations in performing commercial loans are another one of our primary target assets. We intend to purchase portions of performing commercial mortgage loans and serve as a participating lender, a strategy that we anticipate will decrease our default risk and provide us ongoing access to revenue-producing assets.

Other Opportunities.

While we expect to focus primarily on the target assets discussed above, we may from time to time pursue the following alternative strategies:

Residential Mortgage-Backed Securities. As we have from time to time in the past, we may invest, if market conditions are appropriate, a small portion of our target assets in RMBS, which are typically pass-through certificates created by the securitization of a pool of mortgage loans that are collateralized by residential real estate properties. Any RMBS investment strategy we decide to pursue may consist of agency, investment grade, or non-investment grade securities, or a combination of such securities. The mortgage loans underlying these securities may be adjustable rate mortgage loans, or ARMs, fixed rate mortgage loans or hybrid ARMs. We do not currently intend to target a specific type of underlying mortgage.

Commercial Mortgage-Backed Securities. CMBS are securities that are collateralized by, or evidence ownership interests in, a single commercial mortgage loan or a partial or entire pool of mortgage loans secured by commercial properties. CMBS are generally pass-through certificates that represent beneficial ownership interests in common law trusts whose assets consist of defined portfolios of one or more commercial mortgage loans. They are typically issued in multiple tranches whereby the more senior classes are entitled to priority distributions of specified principal and interest payments from the trust’s underlying assets. The senior classes are often securities which, if rated, would have ratings ranging from low investment grade such as “BBB” to higher investment grades such as “A,” “AA” or “AAA.” The junior, subordinated classes typically would include one or more classes, which, if rated, would have ratings below investment grade.

We have not invested in CMBS in the past; however, on a limited basis, we may finance or acquire CMBS that will yield current interest income and, where we consider the return of principal or basis, as applicable, to be likely. We may do so for CMBS from private originators of, or investors in, CMBS and mortgage loans, including savings and loan associations, mortgage bankers, commercial banks, finance companies, investment banks, life insurance companies and other entities. We expect any CMBS to be primarily high investment grade such as “AAA” CMBS, but may also acquire lower rated CMBS. We do not currently intend to target a specific type of underlying mortgage.

Real Estate Owned Properties. We have not historically invested in REO assets, which are properties owned by a lender after foreclosure auction or deed in lieu of foreclosure. We have, however, historically owned and sold real property, as a result of enforcing and foreclosing on our portfolio loans. Accordingly, we are experienced in property ownership considerations as well as the requirements and process of positioning such assets for disposition. In the future, we may elect to acquire REO assets or other distressed or non-performing real estate properties in order to seek to reposition them for profitable disposition. Depending on the nature of the underlying asset, we may pursue repositioning strategies through capital expenditures in order to seek to extract the maximum value from the investment.

Our Competitive Strengths

We believe the following competitive strengths will help us implement our strategies and distinguish ourselves from our competitors:

•	Existing Assets. We intend to actively market and sell a significant portion of our current loans (in whole or in part) and REO assets, individually or in bulk, over the next 12-24 months and redeploy a substantial portion of the sale proceeds in our target assets. As a result of the rapid decline in the economy and substantial disruptions in the real estate and financial markets, we have recorded significant provisions for credit losses on our loans and impairment charges on our REO assets reflecting lower pricing assumptions and a significant increase in discount factors to reflect current market risk. If we sell our assets in an improving economic climate, we believe that the aggregate potential value of our assets may exceed the current aggregate carrying value of those assets. Further, we believe that the potential value of some of the properties securing our mortgage loans may allow us the flexibility, and motivate our borrowers, to restructure loan terms which may enable us to generate current income and ultimately realize attractive returns on those loans.
•	Access to Extensive Pipeline of Industry Relationships. We have long-term relationships through a broad and deep network of market contacts, which we believe have a reputation for performance and creativity, including community banks, real estate owners, developers and financial intermediaries, particularly in the west and southwest, which we believe has received less attention from larger investors. We believe our consulting relationship with New World Realty Advisors, LLC, or NWRA, further enhances our access to industry relationships and expands our geographic reach. We believe this diversified transaction referral network provides us with a significant stream of “first look” lending and acquisition opportunities, which are opportunities to consider a potential investment before it becomes more widely marketed. We believe these relationships will continue to provide us access to potential attractive lending and acquisition opportunities as a greater number of financial institutions seek to reduce their exposure to commercial real estate in order to reduce leverage and meet various capital or regulatory requirements. Through our relationships and those of NWRA, which encompass capital markets, we expect to have access to high quality deal flow to maintain a strong pipeline of investment opportunities.
•	Localized Market Expertise. Our focus for over 13 years on the real estate lending and investment industry in the southwest, along with our extensive network of long-term relationships with banks, real estate owners and developers, mortgage lenders and other strategic partners focused on our target market, provides us with a specialized understanding of the market dynamics and opportunities that we believe is difficult to replicate. Moreover, we believe our specialized focus in our target markets also positions us favorably to engage in repeat business with investment and commercial banks, brokerage firms, public and private real estate investment companies and others that have targeted opportunities in the southwest, but lack our in-depth understanding of, and access to, opportunities in this market.
•	Experienced Management Team with Expertise in Real Estate. Our senior management team has extensive experience originating, acquiring, managing and investing in commercial mortgage loans and other commercial real estate and real estate-related assets through various credit cycles and market conditions. We believe that our senior management team has accumulated a deep and sophisticated understanding of industry trends, market values and the particular characteristics of the regions in which we lend, which has equipped our senior management team with a deep understanding of our target assets. We believe our retention of NWRA further increases our access to such expertise.

•	Strong Underwriting Capabilities. We have a fully integrated in-house underwriting platform, which has extensive experience underwriting, conducting due diligence and valuing real estate and real estate-related investments. We combine traditional credit analysis typically performed by banks with advanced property valuation techniques used by developers, to produce a more comprehensive investment decision process that we believe provides us an advantage relative to the procedures utilized by many of our competitors and enables us to better identify attractive investment opportunities and assess expected performance, risk and returns.
•	Value Added Execution and Asset Management Experience. Our asset management team, further strengthened through our retention of NWRA, has extensive experience creating capital appreciation opportunities through the active management of distressed and non-performing real estate and real estate-related assets in order to extract the maximum amount of value from each asset through, among other things, repositioning, restructuring and intensive management.
•	Speed of Execution. As a significant number of banks have continued to fail, we believe the FDIC and other government agencies are increasingly likely to value participants who can purchase loans on an accelerated timetable and on a highly reliable basis in order to reduce closing risk. We believe that our market knowledge and experience as a real estate lender allows us to underwrite and execute complex transactions quickly, in order to acquire our target assets from these sources.
•	Market-Driven Investment Strategy. Our investment strategy is market-driven, which we believe enables us to adapt to shifts in economic, real estate and market conditions, and to exploit inefficiencies in the applicable markets. Since 1997, we have made or arranged over 500 real estate investments and co-investments with a focus primarily on markets in the southwestern region of the United States. We believe that limited capital and credit availability in the marketplace allows us to structure loans at even more favorable terms than that which we have been able to achieve historically.
•	Tax Attributes. Due to the significant decline in the real estate markets in recent years, the tax basis of our existing assets exceeds the carrying value of such assets by approximately $166 million as of December 31, 2011 in addition to net operating loss carryforwards of approximately $217 million, which we believe, subject to certain limitations, provides an approximation of the “built-in losses” that may be available to offset future taxable income and gain upon the disposition of such assets as well as potential income and gain from new assets we acquire.

Our Investment Strategy

Our objective is to utilize our real estate experience and industry knowledge to generate attractive risk-adjusted returns, which are returns that are adjusted to reflect the degree of risk involved in producing that return relative to other investments with varying degrees of risk. We will seek to achieve this objective by acquiring, originating and managing our target assets and executing our disposition strategy to opportunistically sell a significant portion of our existing portfolio, individually or in bulk, to generate capital to deploy in our target assets. We intend to pursue investment opportunities in our target assets by:

•	Repositioning our Existing Portfolio to Income-Generating Assets. We intend to actively market and sell a significant portion of our currently-owned loans (in whole or in part) and REO assets, individually or in bulk, over the next 18 months and redeploy a substantial proportion of the sale proceeds in our target assets. We plan to redeploy the proceeds from the sale of these primarily non-income earning assets in our target assets.
•	Maintaining Investment Discipline. We intend to continue to capitalize on our fully integrated in-house underwriting platform, experience and market knowledge. We will continue to combine traditional credit analysis typically performed by banks with the advanced property valuation techniques used by developers to support a more comprehensive investment decision process.
•	Selectively Pursuing Opportunities to Acquire Real Estate-Related Companies and Assets. We believe opportunities will emerge to acquire attractively priced real estate-related assets or companies, including REITs, real estate vehicles, limited partnerships as well as commercial, retail, mixed-use, office, industrial, multi-family, student housing, hospitality, self-storage, finished residential lots, residential lots in development, land, leasehold interests and similar vehicles not targeted by larger investors. We expect that our cash or common stock may be an attractive currency for providing liquidity or exit strategies for these companies and their investors and thus will position us to acquire target assets on attractive terms.

•	Leveraging our Relationships to Generate New Sources of Capital. We also believe there may be opportunities to leverage the network of financial advisors that we have built over the years to provide access to capital and various real estate-related and other investment opportunities, either structured by us or introduced to us through our relationships with our network of financial advisors. This network has been responsible for directing considerable investment capital to us and currently provides access to over 40 independent broker dealer firms, through whom we have the ability to reach over 9,000 financial advisors.

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

We expect our primary sources of liquidity over the next twelve months to consist of the proceeds generated by the disposition of our portfolio of loans and REO assets. We anticipate redeploying these proceeds to acquire our target assets, which we expect will generate ongoing liquidity. In addition, we may address our liquidity needs by periodically accessing the capital markets, lines of credit and credit facilities available to us from time to time, and cash flows from the sales of whole loans, participations in loans, interest income and loan payoffs from borrowers. Under the terms of the NW Capital loan agreement, such actions would likely require consent by NW Capital.

Investment Company Act Exemption

We operate our business in a manner such that we will be exempt from registration under the Investment Company Act of 1940, as amended, or the Investment Company Act. We plan to rely on the exemption provided by Section 3(c)(5)(C) of the Investment Company Act. We monitor our portfolio periodically and prior to each investment to confirm that we continue to qualify for the exemption. To qualify for the exemption, we must make investments so that at least 55% of the assets we own on an unconsolidated basis consist of qualifying mortgages and other liens on and interests in real estate, which we refer to as qualifying real estate assets, and so that at least 80% of the assets we own on an unconsolidated basis consist of real estate-related assets, including our qualifying real estate assets.

Executive Officers of the Registrant

Please see Item 10 for information on our directors, officers and corporate governance.

Employees

As of December 31, 2011, we had a total of 33 employees and full-time consultants, 28 of which were full-time employees and 5 which were individual consultants we engaged, in addition to NWRA. Subsequent to December 31, 2011, we implemented various cost saving measures which resulted in a reduction in force, resulting in our current 23 full-time employees and 2 individual consultants, as well as NWRA. Consultants have historically been utilized to provide recommended courses of action with respect to loans in default, disposition strategies for REO assets and support for construction and property management, typically with respect to a specifically defined asset or asset class. Additionally, we have entered into other consulting arrangements for a wide range of consulting services relating to strategy and management of our business, certain portfolio and enforcement related matters, regulatory compliance with Sarbanes-Oxley requirements, and legal services, as well as insurance matters, certain personnel matters, and interactions with various other professional advisors related thereto. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operation - Contractual Obligations” for a more detailed discussion regarding these consulting agreements.

Competition

The industry in which we operate is serviced primarily by numerous conventional mortgage lenders and loan investors, which include commercial banks, insurance companies, mortgage brokers, pension funds, and private and other institutional lenders. There are also a relatively smaller number of non-conventional lenders that are similar to us. If we resume lending operations, we expect to compete with these same lenders as well as new entrants to the competitive landscape who are also focused on originating and acquiring commercial mortgage loans. We continue to compete with many market participants.

In addition, we are subject to competition with other investors in real property and real estate-related investments. Numerous REITs, banks, insurance companies and pension funds, as well as corporate and individual developers and owners of real estate, compete with us in seeking real estate assets for acquisition. Many of these competitors have significantly greater financial resources than us.

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

See “Business-Our Competitive Strengths” above for further discussion of factors affecting our competitive position.

Regulation

Our operations have been and are subject to oversight by various state and federal regulatory authorities, including, without limitation, the Arizona Corporation Commission, or the ACC, the Arizona Department of Revenue, the Arizona Department of Financial Institutions (Banking), the SEC and the Internal Revenue Service.

Mortgage Banker Regulations

Our operations as a mortgage banker are subject to regulation by federal, state and local laws and governmental authorities. Under applicable Arizona law, regulators will have broad discretionary authority over our activities. Mortgage banker regulation, however, does not generally involve the underwriting, capital ratio or concentration guidelines or requirements that are generally imposed on more traditional lenders. One of our subsidiaries is currently licensed as a mortgage banker by the state of Arizona, and as of the date of this filing, the Company has nearly completed the transfer of our mortgage banker’s license to a different subsidiary.  All applicable paperwork has been filed and this transfer is expected to be completed within the next 45 days.

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

We are primarily engaged in originating, purchasing or otherwise acquiring mortgages and other liens on, or holding direct interests in, real estate. The staff of the SEC, through no-action letters, has stated that it would regard an issuer as being engaged primarily in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate, within the meaning of Section 3(c)(5)(C) of the Investment Company Act, if (a) at least 55% of the value of the issuer’s assets consists of mortgages and other liens on, and interests in, real estate, or Qualifying Assets, and (b) at least an additional 25% of the value of the issuer’s assets consists of Qualifying Assets or other real estate type interests (including loans in respect of which 55% of the fair market value of each such loan is secured by real estate at the time the issuer acquires the loan) or Real Estate-Related Assets. Not more than 20% of the issuer’s assets may consist of miscellaneous investments, including all other loans held by an issuer, cash, government securities, and investments in partnerships or other businesses not qualifying as either Qualifying Assets or Real Estate-Related Assets.

The staff of the SEC has stated that it would regard as Qualifying Assets mortgage loans that are fully secured by real property, and the staff of the SEC has granted no-action relief to permit a participation interest in a mortgage loan fully secured by real property to be considered a Qualifying Asset if the holder of the participation interest controls the unilateral right to foreclose on the mortgage loan in the event of a default. Our actual deployment of proceeds will depend upon the timing and amount of loans originated and funded. As of December 31, 2011, more than 83% of our total assets were invested in assets we consider to be Qualifying Assets and approximately 83% of our total assets were invested in assets we believe to be Qualifying Assets or Real Estate-Related Assets. Until appropriate investments can be identified, our management may invest the proceeds of any future offerings in interest-bearing, short-term investments, including money market accounts and/or U.S. treasury securities. Primarily all of the loans we fund are secured by the underlying real estate and we have foreclosed on several loans resulting in our direct ownership of real estate. If we participate in a loan with a third-party, we seek to be the lead lender in the participation, which, among other things, provides us with the unilateral ability to foreclose on the loan in the event of a default. Accordingly, we believe that we qualify for the Real Estate Exemption. However, the staff of the SEC could take a different view and, although we intend to conduct our operations such that we qualify for the Real Estate Exemption, we might inadvertently become an investment company if, with respect to loans in which we participate, we are not the lead lender, or loans or other assets in our portfolio exceed a percentage of our portfolio that is deemed acceptable by the staff of the SEC.

If we were unable to meet these thresholds on an interim basis, we may seek to rely on the exemption provided by Rule 3a-2 under the Investment Company Act, which provides a one-year temporary exemption under certain conditions, while deploying our cash in a manner that complies with the Section 3(c)(5)(c) exemption.

Usury Laws

Usury laws in some states limit the interest that lenders are entitled to receive on a mortgage loan. State law and court interpretations thereof applicable to determining whether the interest rate on a loan is usurious and the consequences for exceeding the maximum rate vary. For example, we may be required to forfeit interest above the applicable limit or to pay a specified penalty. In such a situation, the borrower may have the recorded mortgage or deed of trust cancelled upon paying its debt with lawful interest, or the lender may foreclose, but only for the debt plus lawful interest. In the alternative, a violation of some usury laws results in the invalidation of the transaction, thereby permitting the borrower to have the recorded mortgage or deed of trust cancelled without any payment and prohibiting the lender from foreclosing.

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

Regulatory Reforms

The events of the past few years have led to numerous new laws in the United States and internationally for financial institutions. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act” or “Dodd-Frank”), which was enacted in July 2010, significantly restructures the financial regulatory regime in the United States. Although the Dodd-Frank Act’s provisions that have received the most public attention generally have been those applying to or more likely to affect larger institutions, it contains numerous other provisions that will affect all financial institutions, including us.

The implications of the Dodd-Frank Act for the Company’s businesses will depend to a large extent on the manner in which rules adopted pursuant to the Dodd-Frank Act are implemented by the primary U.S. financial regulatory agencies, as well as on potential changes in market practices and structures in response to the requirements of the Dodd-Frank Act. The Company continues to analyze the impact of rules adopted under Dodd-Frank on the Company’s businesses. However, the full impact will not be known until the rules, and other regulatory initiatives that overlap with the rules, are finalized and their combined impacts can be understood.

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

Environmental Matters

Our REO assets and the operations conducted on real property are subject to federal, state and local laws and regulations relating to environmental protection and human health and safety. Under these laws, courts and government agencies may have the authority under certain circumstances to require us, as the owner of a contaminated property, to clean up the property, even if we did not know of or were not responsible for the contamination. These laws also apply to persons who owned a property at the time it became contaminated. In addition to the costs of cleanup, environmental contamination can affect the value of a property and, therefore, an owner’s ability to borrow funds using the property as collateral or to sell the property. These laws and regulations generally govern wastewater discharges, air emissions, the operation and removal of underground and above-ground storage tanks, the use, storage, treatment, transportation and disposal of solid and hazardous materials, and the remediation of contamination associated with disposals. State and federal laws in this area are constantly evolving, and we intend to take commercially reasonable steps to protect ourselves from the impact of these laws, including obtaining environmental assessments of most properties that we acquire. As of the date of this filing, we are unaware of any significant environmental issues affecting the properties we own or properties that serve as collateral under our loans. In addition, we maintain environmental insurance coverage on all properties, subject to certain exclusions, that we believe would limit the amount of liability if such matters were discovered.

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Exchange Act are available on our website at http://www.imhfc.com as soon as reasonably practicable after IMH electronically files such reports with, or furnishes those reports to, the SEC. The other information on our website is not a part of or incorporated into this document. Stockholders may request free copies of these documents from:

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

Following the timeframe in which certain member grievances were filed with the SEC, we received notice from the SEC on June 8, 2010 that it is conducting an investigation related to us, and, in connection with that investigation, the SEC requested certain of our documents. Our present intention is to work cooperatively with the SEC in its investigation; however, we do not believe that we have violated any federal securities laws. Regardless of outcome, the existence of a pending investigation could harm our business, or make it more difficult or impossible to raise additional financing on attractive terms or at all, and distract management’s attention from running our business. Moreover, the outcome of this matter (and other legacy issues) may have a direct and substantial effect on our ability to launch our new investment activities. An adverse resolution of the investigation could also result in fines or disciplinary or other actions that restrict or otherwise harm our business. If the SEC determines to pursue sanctions or an enforcement action, we may have to pursue an alternative execution strategy to minimize the adverse effects of the legacy matters on the success of our strategic initiatives.

We may continue to record losses as a result of additional provisions for credit losses or otherwise, which may harm our results of operations.

Due primarily to the recording of a provision for credit losses relating to our commercial mortgage loans, we reported net losses of $35.2 million, $117.0 million and $74.5 million for the years ended December 31, 2011, 2010 and 2009, respectively. As of December 31, 2011, our accumulated deficit aggregated $560.8 million. Our historical business model relied on the availability of third-party capital to our borrowers to re-finance short-term commercial real estate bridge loans that we provided to the borrowers to facilitate real estate entitlement and development. However, the erosion of the U.S. and global credit markets in 2008, and 2009, including a significant and rapid deterioration of the commercial mortgage lending and related real estate markets, has substantially curtailed the availability of traditional sources of permanent take-out financing. As a result, we have experienced increased default and foreclosure rates on our commercial real estate mortgage loans. In addition, as a result of these changes, we modified certain commercial real estate mortgage loans, including modifications to the applicable periodic repayment rates and extended maturity dates by two years or longer. We may continue to record net losses in the future as a result of operating deficits, additional provisions for record losses or otherwise, which may further harm our results of operations.

While we secured $50 million in financing from the NW Capital loan closing, there is no assurance that we will be successful in selling real estate assets in a timely manner to sufficiently fund operations or obtaining additional financing, and, if available, there are no assurances that the financing will be at commercially acceptable terms. Failure to address this liquidity issue within the timeframe permitted may have a further material adverse effect on our business, results of operations, and financial position.

Our operating expenses have increased and may continue to increase as a result of our active efforts to pursue enforcement on defaulted loans, subsequent foreclosure and our resulting ownership of the underlying collateral.

We bear overhead or operating expenses, including costs associated with commercial real estate mortgage loan originations, investor development and operations, and other general overhead costs which the Manager previously was required to bear or voluntarily paid on behalf of the Fund prior to the consummation of the Conversion Transactions. As a result of our active efforts to pursue enforcement on defaulted loans, subsequent foreclosure and our resulting ownership of the underlying collateral, the costs related to these activities have also significantly increased and may continue to increase. These costs are material and may harm our results of operations, cash flow and liquidity.

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

We may continue to foreclose on the remaining loans in our portfolio, which could harm our results of operations and financial condition.

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

As a result of the foreclosure of the majority of our loan portfolio, as of December 31, 2011, there were 21 remaining outstanding loans. Of those remaining loans, there were three borrowers or borrowing groups whose aggregate outstanding principal totaled $198.2 million, which represented approximately 81% of our total mortgage loan principal outstanding. As of December 31, 2010, there were three borrowers or borrowing groups whose aggregate outstanding principal totaled $206.4 million, which represented approximately 50% of our total mortgage loan principal outstanding. Each of these loans was in non-accrual status as of December 31, 2011 and 2010 due to the shortfall in the combined current fair value of the underlying collateral for such loans, and we recognized no mortgage interest income for these loans during the year ended December 31, 2011 or 2010. When the loan or loans outstanding to a single borrower or borrower group exceed the thresholds described in the initial paragraph of this section, we face heightened exposure to the possibility that the single borrower or borrower group (as opposed to a diversified group of borrowers) will not be able to perform its obligation under the loan, which could cause us to take a number of actions, including the institution of foreclosure proceedings, that could harm our results of operations and financial condition.

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

Our business strategy includes, among other things, the acquisition and origination of mortgage loans, mezzanine loans, other debt instruments and equity and preferred equity interests or investments, including high yield, short-term, senior secured commercial real estate mortgage loans. However, when the current conditions in the commercial mortgage market, the financial markets and the economy stabilize or improve, the availability of borrowers and projects that meet our underwriting criteria, or commercial mortgage loans that meet our current business objectives and strategies will likely be altered, which could prevent us from implementing this aspect of our business strategy. As a result, any of our current strategies or future strategies we pursue in light of these changes may not be successful. Additionally, the manner in which we compete and the types of assets we seek to acquire will be affected by sudden changes in our industry, the regulatory environment, the role of government-sponsored entities, the role of credit rating agencies or their rating criteria or process, or the U.S. and global economies generally. If we do not effectively respond to these changes, or if our strategies to respond to these changes are not successful, our financial condition and results of operations may be harmed. In addition, we may not be successful in executing our business strategies and even if we successfully implement our business strategies, we may not ever generate revenues or profits.

Litigation or claims, including in connection with the Conversion Transactions, may harm our business.

We are subject to a number of claims relating to the Conversion Transactions and our historical operations. As discussed more fully under Item 3. Legal Proceedings, three proposed class action lawsuits have been filed in the Delaware Court of Chancery against us and affiliated named individuals and entities, containing similar allegations. An action was also filed on June 14, 2010 by certain Fund members, alleging that fiduciary duties and the duty of disclosure owed to Fund members and to the Fund were breached. We and the named individuals and entities affiliated with us dispute these claims and will defend vigorously against this action. These class action lawsuits were consolidated on October 25, 2010 and a consolidated class action complaint was filed on December 17, 2010. Defendants filed a motion to dismiss on January 31, 2011.  At a hearing on June 13, 2011 on the motion to dismiss, the Court granted defendants’ motion to dismiss without prejudice and the plaintiffs subsequently filed a new complaint on July 15, 2011. In addition, purported members filed a lawsuit against us and affiliated named individuals on December 29, 2010 alleging breach of fiduciary duties in connection with the Conversion Transactions and alleging that we wrongfully rejected a certain member’s requests for records, defamed the member and wrongfully brought a civil action related to the Conversion Transactions. This action has been stayed pending resolution of the consolidated action. We dispute these claims and intend to defend vigorously against these actions. We have been required to devote substantial time and resources to defend against such actions, resolution of any of which in the plaintiff’s favor could significantly harm our business and results of operations.

On January 31, 2012, we reached a tentative settlement in principle to resolve all claims asserted by the plaintiffs in the putative class action lawsuit captioned In re IMH Secured Loan Fund Unitholders Litigation (“Litigation”), pending in the Court of Chancery in the State of Delaware against us, certain affiliated and predecessor entities, and certain former and current officers and directors of the Company, other than the claims of one plaintiff. The tentative settlement in principle, memorialized in a Memorandum of Understanding (“MOU”), is described in Item 3. Legal Proceedings.

The tentative settlement as written or an alternative resolution will result, among other things, in the imposition of substantial monetary remedies, which could harm our results of operations and financial condition, and/or the imposition of injunctive measures that could substantially limit our operations flexibility and harm our business. Regardless of the merits of these claims, we have incurred significant additional expenses and devoted significant attention to the outcome of these matters. Other parties may also assert claims or legal actions against us, our directors or executive officers or other parties indemnified by us. Although we believe these existing claims are insured (subject to applicable deductions), there can be no guarantee these existing or future claims will be covered by our carrier. Regardless of the merits of such claims or legal actions, we may incur significant additional expenses, liabilities and indemnification obligations, and any uncertainty as to the outcome of litigation could distract management attention from focusing on managing our business and make it more difficult to raise capital on attractive terms or at all. As a result, we could be required to make cash payments at a time when we lack sufficient liquidity to do so, which would force us to sell assets at a significant discount to values that may otherwise be realizable.

If we are required to fund the entire amount of unfunded loans-in-process, our liquidity may be further adversely affected.

We have contractual commitments on unfunded commercial mortgage loans to our borrowers in process and interest reserves totaling $26.5 million at December 31, 2011, of which we estimate we will be required to fund no more than $1.7 million in cash. The latter amount excludes amounts of previous commitments that we are no longer obligated to fund because the borrowers are in default, the loans have been modified to lower the funding amount, or the loan funding was contingent on various project milestones which were not met. If we are required to fund any of the unfunded contractual commitments to our borrowers for unfunded commercial mortgage loans-in-process, this could adversely affect our liquidity. For more information about our loan fundings, see the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations of IMH Financial Corporation — Liquidity and Capital Resources —Requirements for Liquidity — Loan Fundings and Investments.”

If our outside consultants or employees are not available to assist us with our loan workouts, we may not be able to realize the full potential value of these loans.

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

The potential illiquidity of our assets may make it difficult for us to sell such assets at advantageous times or at favorable prices, including, if necessary, to maintain our exemption from the Investment Company Act. See “Maintenance of our exemption from registration from the Investment Company Act will impose significant limitations on our operations, which may have a material adverse effect on our ability to execute our business strategy” below in these Risk Factors. Moreover, turbulent market conditions, such as those currently in effect, could harm the liquidity of our assets. As a result, our ability to sell our assets and purchase new assets may be relatively limited, which may cause us to incur losses. If we are required to sell all or a portion of our assets quickly, we may realize significantly less than the value at which we have previously recorded our assets. This will limit our ability to mitigate our risk in changing real estate markets and may result in reduced returns to our stockholders.

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

We have historically originated or acquired commercial real estate-bridge loans secured by first lien mortgages on properties of borrowers who are typically seeking short-term capital to be used in the acquisition, construction or rehabilitation of properties, and intend to continue to do so. The typical borrower under a short-term loan has usually identified what it believes is an undervalued asset that may have been under-managed or located in a recovering market. If the market in which the asset is located fails to recover according to the borrower’s projections, or if the borrower fails to improve the quality of the asset’s management or the value of the asset, the borrower may not receive a sufficient return on the asset to satisfy the short-term loan, and we bear the risk that we may not recover some or all of our loan amount.

In addition, borrowers under a bridge loan usually use the proceeds of a conventional mortgage loan to repay a short-term loan. The risk of a borrower’s inability to obtain permanent financing is increased under current market conditions. Therefore, bridge loans are subject to the risk of a borrower’s inability to obtain permanent financing to repay the short-term loan. Short-term loans are also subject to the risk associated with all commercial mortgage loans — borrower defaults, bankruptcies, fraud, losses and “special hazard” losses that are not covered by standard hazard insurance. In the event of any default under short-term loans held by us as lenders, we bear the risk of loss of principal and non-payment of interest and fees to the extent of any deficiency between the value of the mortgage collateral and the principal amount and unpaid interest accrued under the short-term loan. To the extent we suffer such losses with respect to our short-term loans, the value of our company and the price of our shares of common stock and other securities may be harmed.

The subordinated loan assets that we may acquire, which involve greater risks of loss than senior loans secured by income-producing properties, could result in losses that could harm our results of operations and our ability to make distributions to our stockholders.

We may acquire subordinated loans secured by junior mortgages on the underlying property or by a pledge of the ownership interests of either the entity owning the property or the entity that owns the interest in the entity owning the property. These types of assets involve a higher degree of risk than long-term senior mortgage lending secured by income-producing real property, because the loan may become unsecured as a result of foreclosure by the senior lender. In addition, these loans may have higher loan-to-value ratios than conventional mortgage loans, resulting in less equity in the property and increasing the risk of loss of principal. If a borrower defaults on our subordinated loan or debt senior to our loan, or in the event of a borrower bankruptcy, our subordinated loan will be satisfied only after the senior debt is paid in full. Where debt senior to our portfolio loan exists, the presence of intercreditor arrangements between the holder of the mortgage loan and us, as the subordinated lender, may limit our ability to amend our loan documents, assign our loans, accept prepayments, exercise our remedies, and control decisions made in bankruptcy proceedings relating to borrowers. As a result, we may not recover some or all of our investment, which could result in losses to us. In addition, even if we are able to foreclose on the underlying collateral following a borrower’s default on a subordinated loan, we may assume the rights and obligations of the defaulting borrower under the loan and, to the extent income generated on the underlying property is insufficient to meet outstanding debt obligations on the property, we may need to commit substantial additional capital to stabilize the property and prevent additional defaults to lenders with existing liens on the property. Significant losses related to our subordinated loans could harm our results of operations and our ability to issue dividends to our stockholders.

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

In addition, hedging instruments involve risk since in the past they have not been traded on regulated exchanges, guaranteed by an exchange or its clearing house, or regulated by any U.S. or foreign governmental authorities. Consequently, there were no requirements with respect to record keeping, financial responsibility or segregation of customer funds and positions. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which was adopted on July 21, 2010, establishes a system of extensive regulation of hedging transactions. However, to a large extent, rules implementing this new regulatory regime are currently being drafted and have not yet become fully effective. Final rules under the Dodd-Frank Act could impose new costs and burdens on us that could impair our ability to enter into hedging transactions or make such transactions more expensive for us. Furthermore, the enforceability of agreements underlying hedging transactions may depend on compliance with applicable statutory and commodity and other regulatory requirements and, depending on the identity of the counterparty, applicable international requirements. The business failure of a hedging counterparty with whom we enter into a hedging transaction will most likely result in its default. Default by a party with whom we enter into a hedging transaction may result in unrealized losses or the loss of unrealized profits and force us to cover our commitments, if any, at the then current market price. It may not always be possible to dispose of, close out or terminate a hedging position without the consent of the hedging counterparty, and we may not be able to enter into an offsetting contract in order to cover our risk. A liquid secondary market may not exist for any hedging instruments purchased or sold, and we may be required to maintain a position until exercise or expiration, which could result in losses to us. Moreover, there can be no assurance that the hedging agreement would qualify for hedge accounting or that our hedging activities would have the desired beneficial impact on our financial performance and liquidity. Should we choose to terminate a hedging agreement, there could be significant costs and cash requirements involved to fulfill our initial obligation under the hedging agreement. The risks above relating to any of our hedging transactions may harm our results of operations and limit our ability to make distributions to our stockholders.

Recent legislative and regulatory initiatives could harm our business.

The U.S., state and foreign governments have taken or are considering extraordinary actions in an attempt to address the worldwide financial crisis and the severe decline in the global economy, and to seek to address the perceived underlying causes of the financial crisis to prevent or mitigate the recurrence. These actions or other actions under consideration may not ultimately be successful or beneficial to us and could result in unintended consequences or new regulatory requirements which may be difficult or costly to comply with. On July 21, 2010, the Dodd-Frank Act was signed into law in the U.S. Among other things, the Dodd-Frank Act creates of a Financial Services Oversight Council to identify emerging systemic risks and improve interagency communication, creates a Consumer Financial Protection Agency authorized to promulgate and enforce consumer protection regulations relating to financial products, which would affect both banks and non-bank finance companies, imposes a comprehensive new regulatory regime on financial markets, including derivatives and securitization markets, and creates an Office of National Insurance within Treasury. While the bill has been signed into law, a number of provisions of the law remain to be implemented through the rulemaking process at various regulatory agencies. We are unable to predict what the final form of these rules will be when implemented by the respective agencies, but we believe that certain aspects of the new legislation, including, without limitation, the additional cost of higher deposit insurance and the costs of compliance with disclosure and reporting requirements and examinations by the new Consumer Financial Protection Agency, could have a significant impact on our business, financial condition and results of operations. Additionally, we cannot predict whether there will be additional proposed laws or reforms that would affect the U.S. financial system or financial institutions, whether or when such changes may be adopted, how such changes may be interpreted and enforced or how such changes may affect us. For example, bankruptcy legislation could be enacted that would hinder the ability to foreclose promptly on defaulted mortgage loans or permit limited assignee liability for certain violations in the mortgage origination process, any or all of which could adversely affect our business or result in us being held responsible for violations in the mortgage loan origination process even when we were not the originator of the loan.

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

We are subject to extensive regulation and oversight by various state and federal regulatory authorities, including, without limitation, the Arizona Corporation Commission, the Arizona Department of Revenue, the Arizona Department of Financial Institutions (Banking) and the SEC. Many of these authorities have generally increased their scrutiny of the entities they regulate following recent events in the homebuilding, finance and capital markets sectors. We are also subject to various federal and state securities laws regulating the issuance and sale of securities. We also in the future may be required to obtain various approvals and/or licenses from federal or state governmental authorities, or government sponsored entities in connection with our mortgage-related activities. There is no assurance that we will be able to obtain or maintain any or all of the approvals that we need in a timely manner. In the event that we do not adhere to these license and approval requirements and other laws and regulations which apply to us, we could face potential fines or disciplinary or other civil action that could restrict or otherwise harm our business.

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

In addition, prior to the Conversion Transactions, following the suspension of certain of the activities of the Fund, including the suspension of our willingness to execute redemption requests from holders of membership units in the Fund, certain of the members requested that their redemption requests be honored due to financial hardships or other reasons. In each instance, we responded that we would not grant such requests and were treating all of the members uniformly. While we have not been served with any lawsuits from any of the members relating to our decision to not grant such requests, certain of the members have filed grievances with the SEC and possibly other regulatory agencies related to the Manager’s administration of the Fund, and we are unable to predict the outcome of any such grievances.

Maintenance of our exemption from registration under the Investment Company Act will impose significant limitations on our operations, which may have a material adverse effect on our ability to execute our business strategy.

We currently conduct our business in a manner that we believe will allow us to avoid being regulated as an investment company under the Investment Company Act and intend to continue to do so. If we become subject to the Investment Company Act, we would be required to comply with numerous additional regulatory requirements and restrictions, any or all of which could harm the sustainability of our operations and our ability to pay dividends, and force us to discontinue the business. We believe that we have qualified for an exemption from regulation under the Investment Company Act. Pursuant to Section 3(c)(5)(C) of the Investment Company Act, entities that are primarily engaged in the business of purchasing or otherwise acquiring “mortgages and other liens on and interests in real estate” are exempted from regulation thereunder. The staff of the SEC has provided limited guidance on the availability of this exemption, expressing the position that the SEC would regard an issuer as being engaged primarily in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate if (i) at least 55% of the value of the issuer’s assets consists of mortgages and other liens on, and interests in, real estate (“Qualifying Assets”), and (ii) at least an additional 25% of the value of the issuer’s assets consists of Qualifying Assets or other real estate type interests (including loans in respect of which 55% of the fair market value of each such loan is secured by real estate at the time the issuer acquires the loan) or Real Estate-Related Assets. Not more than 20% of the issuer’s assets may consist of miscellaneous investments, including all other loans held by an issuer, cash, government securities, and investments in partnerships or other businesses not qualifying as either Qualifying Assets or Real Estate-Related Assets. Mortgage-related securities that do not represent all of the certificates issued with respect to the underlying pool of mortgages may also not qualify under this 55% test. Therefore, our ownership of these types of loans and equity interests may be limited by the provisions of the Investment Company Act. To the extent we do not comply with the SEC staff’s 55% test, another exemption or exclusion from registration as an investment company under the Investment Company Act or other interpretations of the Investment Company Act, we may be deemed an investment company. If we fail to maintain an exemption or other exclusion from registration as an investment company we could, among other things, be required either to substantially change the manner in which we conduct our operations to avoid being required to register as an investment company, effect sales of our assets in a manner that, or at a time when, we would not otherwise choose to do so, or register as an investment company, any of which could have an adverse effect on us and the market price of our common stock. If we were required to register as an investment company under the Investment Company Act, we would become subject to substantial regulation with respect to our capital structure (including our ability to use leverage), management, operations, transactions with affiliated persons (as defined in the Investment Company Act), portfolio composition, including restrictions with respect to diversification and industry concentration and other matters. As of December 31, 2011, more than 83% of our total assets were invested in assets we consider to be Qualifying Assets and approximately 83% of our total assets were invested in assets we believe to be Qualifying Assets or Real Estate-Related Assets.

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

The NW Capital loan is potentially dilutive to our shareholders and NW Capital has substantial approval rights over our operations. Their interests may not coincide with yours and they may make decisions with which you disagree.

Under the terms of the NW Capital loan agreement, NW Capital has substantial approval rights over our operations. NW Capital or its affiliates, upon conversion of the loan to Series A preferred stock, which in turn is convertible into common stock, would beneficially own approximately 23.7% of our common stock. This ownership may increase further as a result of deferred interest on the notes or paid-in-kind dividends on the Series A preferred stock, if NW Capital elects to purchase any notes not subscribed to in a potential rights offering to existing stockholders required in the MOU, or if NW Capital consummates a proposed $10 million tender offer for shares of our Class B and Class C common stock. In addition, if NW Capital converts the loan into Series A preferred stock, it will hold a majority of outstanding preferred stock and effectively have the ability to control the appointment of two directors to our board of directors. The preferred directors have approval rights over nominations of directors elected by holders of common stock and, along with the lead investor (as defined in the Certificate of Designation) will also have the power to exercise control over most of the rights, powers and preferences of holders of Series A preferred stock without a vote of the holders of Series A preferred stock. Without the consent of these two directors, we may not undertake certain actions, including the creation of shares of our common stock on parity or senior to the NW Capital loan, changing the total number of our board of directors and consenting to the transfer of shares of Series A preferred stock. Further, certain actions, including breaching any of our material obligations to the holders of Series A preferred stock under the Certificate of Designation, if a material adverse event occurs under the the Certificate of Designation or if any certification, representation or warranty made by us under the NW Capital loan or in the Certificate of Designation shall have been false or misleading in any material respect as of the issuance date of the Series A preferred stock, could result in a default under the terms of the Series A preferred stock, which could allow the lead investor to require us to redeem the Series A preferred stock. NW Capital’s interests may not always coincide with our interests as a company or the interests of our other stockholders. Furthermore, an affiliate of NW Capital is expected to be nominated to our board of directors upon the issuance of the Series A preferred stock and we have entered into a long-term advisory services contract with an affiliate of NW Capital for the provision of various services.

As a result, of its substantial beneficial equity interest in us, NW Capital has considerable influence over our corporate affairs and actions, and this makes it difficult or impossible to enter into certain transactions without the support of NW Capital. Accordingly, NW Capital could cause us to enter into transactions or agreements that you would not approve or make decisions with which you may disagree.

The NW Capital loan agreement contains restrictive covenants relating to our operations, which could limit our business, results of operations, ability to pay dividends to our stockholders and the market value of our common stock.

The NW Capital loan agreement contains certain restrictive covenants, which limit certain actions we might otherwise take without NW Capital’s consent. These restrictive covenants include our ability to sell, encumber or otherwise transfer certain assets, declare or pay any dividend or take similar actions, incur any additional indebtedness until after the second anniversary of the NW Capital loan pursuant to certain lines of credit if pledged asset coverage values are met, or issue any equity securities, in each case subject to certain exceptions. In addition, we may not increase or decrease the number of members on our board of directors, or establish any board committee other than in the ordinary course of business or take certain actions with respect to employee benefit plans and incentive compensation plans. If we fail to meet or satisfy any of these covenants, we would be in default under the loan agreement, and NW Capital could elect to declare loans outstanding to us due and payable, require the posting of additional collateral and enforce their respective interests against existing collateral from us. A default also could limit significantly our financing alternatives, which could cause us to curtail our investment activities or prematurely dispose of assets.

Any borrowing by us will increase our risk, which may reduce the return on our assets, reduce cash available for distribution to our stockholders and increase losses.

Subject to market conditions and availability, we have used and may continue to use borrowings to generate additional liquidity for the payment of operating expenses, costs relative to the ownership of REO assets, obligations under our loans to borrowers or to finance our assets or make other investments. As of December 31, 2011, we had secured $50 million in financing from NW Capital for the purpose of funding remaining loan obligations, anticipated development costs for REO assets, and working capital needs. We expect that additional borrowings may be necessary or advisable from time to time. However, our ability to borrow from sources other than NW Capital is limited by the covenants in the NW Capital loan agreement which restricts the amount of indebtedness we can incur and our ability to secure any such additional indebtedness. Any borrowings will require us to carefully manage our cost of funds and we may not be successful in this effort. We may borrow funds from a number of sources, including repurchase agreements, resecuritizations, securitizations, warehouse facilities and bank credit facilities (including term loans and revolving facilities), and the terms of any indebtedness we incur may vary. Given current market conditions, we may also seek to take advantage of available borrowings, if any, under government sponsored debt programs to acquire all types of commercial real estate mortgage loans and other real estate-related assets, to the extent such assets are eligible for funding under such programs. Although we are not currently required to maintain any particular assets-to-equity leverage ratio, the amount of leverage we may deploy will depend on our available capital, our ability to access financing arrangements, our estimated stability of cash flows generated from the assets in our portfolio and our assessment of the risk-adjusted returns associated with those assets, our ability to enter into repurchase agreements, resecuritizations, securitizations, warehouse facilities and bank credit facilities (including term loans and revolving facilities), our ability to participate in and obtain funding under programs established by the U.S. government, available credit limits and financing rates, the type or amount of collateral required to be pledged and our assessment of the appropriate amount of leverage for the particular assets we are funding.

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

We have used and may continue to utilize repurchase agreements and bank credit facilities (including term loans and revolving facilities) to finance our operations if such financing becomes available to us on acceptable terms. In the event we utilize such financing arrangements, they would involve the risk that the market value of the loans pledged or sold by us to the repurchase agreement counterparty or provider of the bank credit facility may decline in value, in which case the lender may require us to provide additional collateral or to repay all or a portion of the funds advanced. We may not have the funds available to repay our debt at that time, which would likely result in defaults unless we are able to raise the funds from alternative sources, which we may not be able to achieve on favorable terms or at all. A lender’s requirement that we post additional collateral would reduce our liquidity and limit our ability to leverage our assets. If we cannot meet these requirements, the lender could accelerate our indebtedness, increase the interest rate on advanced funds and terminate our ability to borrow funds from it, which could harm our financial condition and ability to implement our business plan. In addition, in the event that a lender to us files for bankruptcy or becomes insolvent, the loans to us may become subject to bankruptcy or insolvency proceedings, thus depriving us, at least temporarily, of the benefit of these assets. Such an event could restrict our access to bank credit facilities and increase our cost of capital. The providers of repurchase agreement financing and bank credit facilities may also require us to maintain a certain amount of cash or set aside assets sufficient to maintain a specified liquidity position that would allow us to satisfy our collateral obligations. As a result, we may not be able to leverage our assets as fully as we would choose which could reduce our return on assets. In the event that we are unable to meet these collateral obligations, our financial condition and prospects could deteriorate rapidly.

To the extent that we obtain debt financing as a borrower, we expect that certain of our financing facilities may contain restrictive covenants relating to our operations, which could harm our business, results of operations, ability to pay dividends to our stockholders and the market value of our common stock.

If or when we obtain debt financing as a borrower, lenders (especially in the case of bank credit facilities) may impose restrictions on us that would affect our ability to incur additional debt, make certain acquisitions, reduce liquidity below certain levels, pay dividends to our stockholders, redeem debt or equity securities and impact our flexibility to determine our operating policies and business strategies. For example, the existing NW Capital loan documents contain negative covenants that limit, among other things, our ability to repurchase shares of our common stock, distribute more than a certain amount of our net income or funds from operations to our stockholders, hold portfolio mortgage loans for longer than established time periods, employ leverage beyond certain amounts, sell assets, engage in mergers or consolidations, grant liens, and enter into transactions with affiliates. If we fail to meet or satisfy any of these covenants, we would be in default under these agreements, and our lenders could elect to declare loans outstanding to us due and payable, terminate their commitments, require the posting of additional collateral and enforce their respective interests against existing collateral from us. We also may be subject to cross-default and acceleration rights and, with respect to collateralized debt, requirements for us to post additional collateral, and foreclosure rights upon default. A default also could limit significantly our financing alternatives, which could cause us to curtail our investment activities or prematurely dispose of assets.

If we are unable to sell our existing assets, or are only able to do so at a loss, we may be unable to implement our investment strategy in the timeframe sought or at all.

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

We are in the business of acquiring, originating, marketing and selling commercial mortgage loans and, as such, we are at risk of default by borrowers. Any failure of a borrower to repay the mortgage loans or to pay interest on such loans will reduce our (i) revenue and distributions, if any, to stockholders, and (ii) potentially, the trading price of our common stock. At December 31, 2011, 18 of our 21 loans with outstanding principal balances totaling $238.0 million were in default, of which 16 with outstanding principal balances totaling $144.4 million were past their respective scheduled maturity dates, and the remaining two loans have been deemed non-performing based on value of the underlying collateral in relation to the respective carrying value of the loans. We are exercising enforcement action which could lead to foreclosure upon 17 of the 18 loans in default.  Of these 17 loans upon which we are exercising enforcement action, we completed foreclosure on five loans (resulting in the addition of four properties) subsequent to December 31, 2011 with a net carrying value of $5.8 million.  We are continuing to work with the borrower with respect to the remaining one loan in default in order to seek to maintain the entitlements on the related project and, thus, the value of our existing collateral. In addition, during the year ended December 31, 2011, we foreclosed on 12 loans (resulting in 10 property additions) and took title to the underlying collateral with net carrying values totaling $13.7 million as of December 31, 2011. The actual net realizable value of such properties may not exceed the carrying value of these properties at December 31, 2011. Due to the decline of the economy and real estate and credit markets and our intent to proactively pursue foreclosure of loans in default so we can dispose of REO assets, we anticipate defaults and foreclosures to continue, which will likely result in continuing high levels of non-accrual loans and REO assets, which are generally non-interest earning assets. As such, we anticipate our mortgage loan interest income to remain at significantly reduced levels until we invest the proceeds from the disposition of REO assets or other debt or equity financing in new investments and begin generating income from those investments.

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

We have acquired real property in connection with foreclosures of our commercial mortgage loans in which we have invested, and we may acquire additional real property in this manner in the future. As of December 31, 2011, we owned 41 properties with an aggregate net carrying value of $95.5 million and had commenced enforcement action on 17 additional loans. As an owner of real property, we will incur some of the same obligations and be exposed to some of the same risks as the borrower was prior to our foreclosure on the applicable loan. See the risk factor above starting with “Our borrowers are exposed to risks associated with owning real estate.”

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

Although we have recourse to the borrower or, in some cases, guarantors of the borrower, most of our commercial mortgage loans are enforced against insolvent and/or financially distressed borrowers, which means in practice that there is generally no recourse against the borrower’s assets other than the underlying collateral. In the event of any default under a recourse or non-recourse commercial mortgage loan held directly by us, we generally bear a risk of loss of principal to the extent of any deficiency between the value of the collateral (or our ability to realize such value through foreclosure) and the principal and accrued interest on the mortgage loan, which could harm our results of operations and cash flow from operations, limit amounts available for distribution to our stockholders, and impair the value of our securities. In the event of the bankruptcy of a commercial mortgage loan borrower, the mortgage loan to such borrower will be deemed to be secured only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the commercial mortgage loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law. Foreclosure of a commercial mortgage loan can be an expensive and lengthy process, which could have a substantial negative effect on our anticipated return on the foreclosed commercial mortgage loan.

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

Our underwriting standards and procedures may not protect us from loan defaults, which could harm our business.

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

We may experience a decline in the fair value of our assets, which could harm our results of operations, financial condition, our ability to make distributions to our stockholders and the value of our common stock.

A decline in the fair value of our assets may require us to recognize a provision for credit losses or impairment charge against such assets under accounting principles generally accepted in the United States, or GAAP, if we were to determine that, with respect to any assets in unrealized loss positions, we do not have the ability and intent to hold such assets to maturity or for a period of time sufficient to allow for recovery to the amortized cost of such assets. If such a determination were to be made, we would recognize unrealized losses through earnings and write down the amortized cost of such assets to a new cost basis, based on the fair value of such assets on the date they are considered to be impaired. For example, during the years ended December 31, 2011, 2010 and 2009, we recorded provisions for credit losses totaling $1.0 million, $47.5 million and $79.3 million, respectively, as well as impairment charges on REO assets of $1.5 million, $46.9 million and $8.0 million for the same periods, respectively. For further information, see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations for the Years Ended December 31, 2011, 2010 and 2009 — Costs and Expenses — Provision for Credit Losses.” We could be required to record additional valuation adjustments in the future. Even in the absence of decreases in the value of real estate, we may be required to recognize provisions for credit losses as a result of the accrual of unpaid taxes on collateral underlying a loan. We also may be required to recognize impairment charges if we reclassify particular REO assets from being held for development to being held for sale. Such a provision for credit losses or impairment charges reflect non-cash losses at the time of recognition; subsequent disposition or sale of such assets could further affect our future losses or gains, as they are based on the difference between the sale price received and carrying value of such assets at the time of sale. If we experience a decline in the fair value of our assets, our results of operations, financial condition, our ability to make distributions to stockholders and the value of our securities could be harmed.

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

Increases in interest rates could adversely affect the value of our assets and cause our interest expense to increase, which could result in reduced earnings or losses and negatively affect our profitability as well as the cash available for distribution to our stockholders and the value of our securities.

Certain of our assets will generally decline in value if long-term interest rates increase. Declines in market value may ultimately reduce earnings or result in losses to us, which may negatively affect our business. A significant risk associated with our target assets is the risk that both long-term and short-term interest rates will increase significantly. If long-term rates increased significantly, the market value of these investments would decline, and the duration and weighted average life of the investments would increase.

In addition, in a period of rising interest rates, our operating results will depend in large part on the difference between the income from our assets and financing costs. We anticipate that, in most cases, the income from such assets will respond more slowly to interest rate fluctuations than the cost of our borrowings. Consequently, changes in interest rates, particularly short-term interest rates, may significantly influence our net interest income, which is the difference between the interest income we earn on our interest-earning investments and the interest expense we incur in financing these assets. Increases in these rates will tend to decrease our net income and the market value of our assets.

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

The relationship between short-term and longer-term interest rates is often referred to as the “yield curve.” Ordinarily, short-term interest rates are lower than longer-term interest rates. If short-term interest rates rise disproportionately relative to longer-term interest rates (a flattening of the yield curve), our borrowing costs may increase more rapidly than the interest income earned on our assets. Because we expect our investments, on average, generally will bear interest based on longer-term rates than our borrowings, a flattening of the yield curve would tend to decrease our net income and the market value of our net assets. Additionally, to the extent cash flows from assets that return scheduled and unscheduled principal are reinvested, the spread between the yields on the assets and available borrowing rates may decline, which would likely decrease our net income. It is also possible that short-term interest rates may exceed longer-term interest rates (a yield curve inversion), in which event our borrowing costs may exceed our interest income and we could incur operating losses. As a result of the foregoing, significant fluctuations in interest rates could harm affect our results of operations, financial conditions, our ability to make dividends to our stockholders and the value of our securities.

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

Through foreclosure, as a lender, we have acquired a substantial number of real property assets. We carry comprehensive liability, fire, extended coverage, earthquake, business interruption and rental loss insurance covering all of our properties under various insurance policies. Furthermore, we maintain title insurance to protect us against defects affecting the security for our loans. We select policy specifications and insured limits which we believe to be appropriate given the perceived relative risk of loss, the cost of the coverage and our understanding of industry practice. We do not carry insurance for generally uninsured losses such as loss from riots, war or nuclear reactions. Our policies are insured subject to certain limitations, including, among others, large deductibles or co-payments and policy limits which may not be sufficient to cover losses. In addition, we may discontinue certain policies on some or all of our properties in the future if the cost of premiums for any of these policies exceeds, in our judgment, the value of the coverage relative to the perceived risk of loss. If we, or one or more of our borrowers, experiences a loss which is uninsured or which exceeds policy limits or which our carriers will not or cannot cover, we could lose the capital invested in REO assets or in loans secured by damaged properties as well as the anticipated future cash flows from the assets or loans secured by those properties (or, in the event of foreclosure, from those properties themselves).

We may be exposed to liabilities for risks associated with the use of hazardous substances on any of our properties.

Under various U.S. federal, state and local laws, an owner or operator of real property may become liable for the costs of removal of certain hazardous substances released on its property. These laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release of such hazardous substances. The presence of hazardous substances may harm an owner’s ability to sell real estate or borrow using real estate as collateral. To the extent that an owner of a property underlying one of our loans becomes liable for removal costs, the ability of the owner to make payments to us may be reduced, which in turn may diminish the value of the relevant mortgage asset held by us and our ability to make distributions to our stockholders. If we acquire a property through foreclosure or otherwise, the presence of hazardous substances on such property may harm our ability to sell the property and we may incur substantial remediation costs, which could harm our results of operations, financial condition, our ability to make distributions to our stockholders and the value of our securities.

Other Risk Factors

We may not be able to utilize our built-in losses as anticipated, which could result in greater than anticipated tax liabilities.

Due to the significant decline in the real estate markets in recent years, we believe that the tax basis of our existing assets exceeds the fair market value of such assets by approximately $166 million. In addition we had net operating loss carryforwards of approximately $217 million as of December 31, 2011. Subject to certain limitations, such “built-in losses” may be available to offset future taxable income and gain from our existing assets as well as potentially income and gain from new assets we acquire. Our ability to use our built-in losses is dependent upon our ability to generate taxable income in future periods. In addition, the use of our built-in losses is subject to various limitations. For example, there will be limitations on our ability to use our built-in losses or other net operating losses if we undergo a “change in ownership” for U.S. federal income tax purposes. In addition, it is possible that our built-in losses may not be fully available or usable in the manner anticipated. To the extent these limitations occurred or governmental challenges were asserted and sustained with respect to such built-in losses, we may not be permitted to use our built-in losses to offset our taxable income, in which case our tax liabilities could be greater than anticipated.

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

These events have caused, among other things, numerous foreclosures and an excess of residential housing inventory and finished residential lots, and a glut of stalled residential and commercial real estate projects. Excess inventory could result in a decline in the values of real estate that we own or that secures the loans we hold in our portfolio. This, in turn, could reduce the proceeds we realize upon sale and that are available to our borrowers to repay our portfolio mortgage loans.

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

Our success depends upon the experience, skill, resources, relationships, contacts and continued efforts of certain key personnel. If any of these individuals were to make an error in judgment in conducting our operations, our business could be harmed. If any of these individuals were to cease employment with us, our business and operating results could suffer. Our future success also depends in large part upon our ability to hire and retain highly skilled managerial, operational and marketing personnel. Competition for such personnel is intense. Should we be unable to attract and retain such key personnel, our ability to make prudent investment decisions may be impaired, which could harm our results of operations and prospects.

We will face conflicts of interest that may arise with respect to our business activities and also may limit the allocation of investments to us.

We may face conflicts of interest with other funds managed by us. For example, one of our wholly-owned subsidiaries, SWI Management, LLC, or SWIM, is the manager of the SWI Fund and has obligations to the SWI Fund and its members pursuant to the operating agreement between SWIM and the SWI Fund. The SWI Fund, which had approximately $11.5 million under management as of December 31, 2011, is a real estate investment fund with target asset classes that are substantially similar to ours. The management fees we receive from SWIM for managing the SWI Fund may be less than the income we would receive from investment opportunities allocated to SWI Fund that we may have otherwise been able to invest in.

Any policy or procedural protections we adopt to address potential conflicts of interest may not adequately address all of the conflicts that may arise or may not address such conflicts in a manner that results in the allocation of a particular investment opportunity to us or is otherwise favorable to us. Since our executive officers are also executive officers of SWIM (or a committee thereof), the same personnel may determine the price and terms of the investments for both us and other entities managed by us or affiliated with our executive officers, and there can be no assurance that any procedural protections, such as obtaining market prices or other reliable indicators of value, will prevent the consideration we pay for these investments from exceeding the fair market value or ensure that we receive terms for a particular investment that are as favorable as those available to a third-party.

We may compensate broker-dealers to eliminate contingent claims under existing selling agreements, which could result in additional expense for us or dilution of our stockholders.

The Manager was also a party to selling agreements with certain broker-dealers who assisted the Manager in raising equity capital for us, which provided for a 2% selling commission and either a 25 or 50 basis point trailing commission. Pursuant to amendments to such selling agreements, certain broker-dealers representing approximately 97% of the Fund’s committed capital agreed to forego these amounts and accept, in lieu of such obligation, a pro rata portion (representing either the 25 or 50 basis points described above) of 50% of any amount “earned and received” by the Manager under the terms of the Fund’s operating agreement, which provided that the Manager receives 25% of any net proceeds (including late fees and penalties and excluding repayment of principal and contractual note interest rates) from the sale of a foreclosed asset. Because the operating agreement has been terminated pursuant to the Conversion Transactions, no fees will be payable to the Manager pursuant to the operating agreement, but the broker-dealers may argue that they should nonetheless receive from us 50% of any amounts “earned and received” that would have been otherwise payable to the Manager under the Fund’s operating agreement had the operating agreement still been in effect or, alternatively, that they are entitled to the trailing commission under the original selling agreement. Although we may terminate the selling agreements at any time (but not the commissions and additional compensation payable for certain investments or in connection with certain investors), we have not entered into any agreements, arrangements or understandings to terminate the selling agreement or any trailing obligations because we believe the relationships with the broker-dealers established through these selling agreements remain useful to our business. If we terminate the selling agreements, we may decide to compensate the broker-dealers to eliminate any residual contingent commission claims on gains or trailing commissions under the selling agreements or for future services provided by the broker-dealers through the issuance of warrants or equity, payment of fees or otherwise, which could result in additional expense for us or dilution of our stockholders.

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

In addition, the existence of any material weakness in our internal control over financial reporting could also result in errors in our financial statements that could require us to restate our financial statements, cause us to fail to meet our reporting obligations and cause investors to lose confidence in our reported financial information, all of which could lead to a decline in the value of our common stock. We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment includes disclosure of material weaknesses, if any, identified by our management in our internal control over financial reporting, although our auditors are not required to issue an attestation report on effectiveness of our internal controls. If in the future we are unable to assert that our internal control over financial reporting is effective, investors could lose confidence in the accuracy and completeness of our financial reports, which would have a material adverse effect on the price of our common stock.

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

We declared dividends of $0.03 per share to holders of record of our common stock for each of the quarters ended June 30, 2011, September 30, 2011 and December 31, 2011, and no dividends were declared or paid during 2010. We have not established a minimum distribution level and we may not be able to make any distributions at all. In addition, some of our distributions may include a return of capital. All distributions will be made at the discretion of our board of directors and will depend on our earnings, our financial condition and other factors as our board of directors may deem relevant from time to time, subject to the availability of legally available funds.

Under the terms of our loan agreement with NW Capital, during the eight quarters following the closing of the NW Capital loan on June 7, 2011, we can pay quarterly dividends to our common stockholders in an amount not to exceed 1% per annum of the net book value of the common stock as of the date of the NW Capital loan agreement. If the NW Capital loan has been converted into Series A preferred stock, the Certificate of Designation of the Series A preferred stock will limit our ability to pay dividends on the common stock. Generally, no dividend may be paid on the common stock during any fiscal year unless all accrued dividends on the Series A preferred stock have been paid in full. See Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities – Dividends” below for further discussion regarding limitations on our ability to declare and pay dividends to shareholders.

Offerings of debt securities, which would be senior to our common stock in liquidation, or equity securities, which would dilute our existing stockholders’ interests, may be senior to our common stock for the purposes of distributions, and may harm the market price of our common stock.

In the future, we may attempt to increase our capital resources by making additional offerings of debt or equity securities, including commercial paper, medium-term notes, senior or subordinated notes, preferred stock or common stock, although our ability to obtain additional debt is limited under the terms of the NW Capital loan described elsewhere in this Form 10-K. The MOU described in Item 3. “Legal Proceedings” contemplates that we will make two additional offerings of debt securities. The terms of our charter documents do not preclude us from issuing additional debt or equity securities. Our certificate of incorporation permits our board of directors, without your approval, to authorize the issuance of common or preferred stock in connection with equity offerings, acquisitions of securities or other assets of companies, divide and issue shares of preferred stock in series and fix the voting power and any designations, preferences, and relative, participating, optional or other special rights of any preferred stock, including the issuance of shares of preferred stock that have preference rights over the common stock with respect to dividends, liquidation, voting and other matters or shares of common stock that have preference rights over your common stock with respect to voting. Additional equity offerings by us may dilute your interest in us or reduce the market price of our common stock, or both. Any preferred stock could have a preference on distribution payments that could limit our ability to make a distribution to our stockholders. If we issue additional debt securities, we could become more highly leveraged, resulting in (i) an increase in debt service that could harm our ability to make expected distributions to our stockholders, and (ii) an increased risk of default on our obligations. If we were to liquidate, holders of our debt and shares of preferred stock and lenders with respect to other borrowings will receive a distribution of our available assets before the holders of our common stock. Except for the rights offering and note exchange required by the MOU, because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Further, market conditions could require us to accept less favorable terms for the issuance of our securities in the future. Thus, you will bear the risk that any future offerings by us could reduce the market price of our common stock and dilute your interest in us.

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

Item 1B.                 UNRESOLVED STAFF COMMENTS.

The SEC provided us a comment letter on March 27, 2012 with respect to certain required disclosures in our periodic filings. Specifically, they have requested us to include certain required financial disclosures, including audited financial statements relative to our largest non-performing loan that is secured by certain operating properties. We have omitted such disclosure in the accompanying consolidated financial statements because, in our opinion, such information may not be reliable. In addition, the SEC has requested that we modify certain of our disclosures pertaining to borrower concentrations, although we have not revised such disclosures because we believe such amended disclosures may be prejudicial from a business and competitive perspective while providing little, if any, beneficial disclosure to the Company’s existing and prospective stockholders. While we believe our the accompanying consolidated financial statements are fairly presented, we may be required to amend this 10-K filing pending our resolution of such matters with SEC staff.

Item 2.                    PROPERTIES.

The majority of properties owned by us were acquired through foreclosure of various loans in our loan portfolio.  In addition, we lease our primary executive and administrative offices, which are located in Scottsdale, Arizona. Our office is comprised of approximately 28,000 square feet of office space under a lease that expires in 2017, although we are evaluating our facility needs in light of economic conditions. In March 2012, we executed a lease for new office space. We believe that our office facilities are currently adequate for us to conduct present business activities.

A description of our REO and operating properties with a total net carrying value of $95.5 million as of December 31, 2011 follows (dollar amounts in thousands):

Description	Location	Date Acquired	Units/Acres

115 residential lots and commercial development	Apple Valley, CA	1/23/08	78.5 acres
Vacant land planned for residential development	Rancho Mirage, CA	3/26/08	20 acres
Vacant land planned for residential development	Dewey, AZ	3/28/08	160 acres
Residential lot subdivision located on the Bolivar Peninsula	Crystal Beach, TX	4/1/08	413 lots
Vacant land planned for development of 838 residential lots in housing subdivision	Liberty Hill, TX	7/1/08	232 acres
160.67 acres of vacant land and 57.18 acres of land having a preliminary plat	Casa Grande, AZ	7/8/08	218 acres
Vacant land	Pinal County, AZ	7/8/08	160 acres
Finished lots within the Flagstaff Ranch Golf Community	Flagstaff, AZ	7/9/08	59 lots
Improved, partially improved, and unimproved lots, as well as 3.9 acres of commercial property	Bullhead City, AZ	3/14/08	79 lots and 3.9 acres commercial
Residential land planned for 205 residential lots	Flagstaff, AZ	2/3/09	47.4 acres
Vacant land planned for commercial development	Phoenix, AZ	3/5/09	3.47 acres

Vacant land planned for commercial development	Apple Valley, MN	5/15/09	15 acres
Vacant land planned for mixed-use development	Inver Grove Heights, MN	7/29/09	39.5 acres
9-story medical office building, 33% leased	Stafford, TX	7/7/09	193,000 square feet
A 14.76% interest in an LLC which owns 188 acres of vacant land zoned for residential and commercial development	Phoenix, AZ	10/27/09	27.8 acres (14.76% of 188 acres)
A 14.76% interest in an LLC which owns 80 acres of vacant land zoned for general rural usage	Pinal County, AZ	10/27/09	11.8 acres (14.76% of 80 acres)
9 finished residential lots within a 38-lot subdivision ranging in size from 2.18 acres to 6.39 acres	Sedona, AZ	12/31/09	9 lots
Vacant land planned for a residential subdivision	Denton County, TX	1/5/10	330 acres
Undeveloped land planned for mixed-use development	Denton County, TX	1/5/10	47.3 acres
Vacant land being considered for residential development	Brazoria County, TX	1/5/10	188 acres
101-unit assisted living facility	Las Vegas, NV	1/29/10	101 units
68-unit assisted living facility	Phoenix, AZ	3/16/10	68 units
Single lot within Laughlin Ranch community	Bullhead City, AZ	6/19/10	.5 acres
252 lots within the Simonton Ranch Master Planned Community	Camp Verde, AZ	7/15/10	64.84 acres
Vacant land planned for Cottonwood Retail Center	Casa Grande, AZ	7/14/10	8.8 acres
33 townhome lots planned for 2 bedroom units along a small lake	Yavapai County, AZ	7/22/10	1.56 acres
Vacant land slated for intermediate commercial	Fountain Hills, AZ	7/23/10	4.01 acres
Vacant land and retails buildings	Tempe, AZ	9/15/10	3.74 acres
Vacant land zoned for residential development	Canyon County, ID	10/21/10	398.64 acres
Vacant land	Buckeye, AZ	10/21/10	93.59 acres
Vacant land	Buckeye, AZ	10/21/10	77.50 acres
93 finished single-family residential lots	Pinal County, AZ	11/16/10	93 lots

Vacant land - 1.56 acre commercial, 6.24 acre mixed residential/commercial	Daly City, CA	12/10/10	7.80 acres
Vacant land - undeveloped land, with initial approvals for development as a master planned community	Tucson, AZ	1/6/11	579.18 acres
Three story office building	Albuquerque, NM	2/24/11	0.98 acres
Partially completed single family residential lots	Fresno, CA	9/15/11	38.06 acres
Vacant land zoned for low density residential	Tulare County, CA	9/16/11	38.04 acres
331 residential lots	Sacramento, CA	9/21/11	51.7 acres
207 finished lots and 5 completed homes	Tulare County, CA	10/14/11	60.5 acres
Vacant land parcel	Coconino County, AZ	10/28/11	2.91 acres
97 finished residential lots and vacant land	Canyon County, ID	11/8/11	126.5 acres

Total Net Carrying Value at December 31, 2011			$95,476

Vacant undeveloped land	Mesa, AZ	1/11/12	5.41 acres
Vacant undeveloped land	Yavapai County, AZ	1/18/12	5.1 acres
177 finished residential lots	Bullhead City, AZ	2/28/12	53.85 acres
18-hole championship golf course and clubhouse	Bullhead City, AZ	2/28/12	243.18 acres
Total Net Carrying Value as of Report Date			$103,980

Properties by Development Classification

The following summarizes our REO properties by development classification as of December 31, 2011 (in thousands except unit data):

Properties Owned by Classification	#	Value
Pre-entitled land for investment	4	$6,891
Pre-entitled land processing entitlements	12	19,832
Entitled property land held for investment	9	17,680
Entitled land IMH funded infrastructure only construction	4	10,413
Entitled land IMH funded vertical construction	1	2,408
Entitled improved land positioned for future construction	7	10,341
Existing structure held for investment	3	8,300
Existing structure with operations	1	19,611
Total as of December 31, 2011	41	$95,476

Other information about our REO assets is included in Note 6 of the accompanying consolidated financial statements.

Item 3.	LEGAL PROCEEDINGS.

We may be a party to litigation as the plaintiff or defendant in the ordinary course of business in connection with loans that go into default, or for other reasons, including, without limitation, claims or judicial actions relating to the Conversion Transactions. While various asserted and unasserted claims exist, resolution of these matters cannot be predicted with certainty and, we believe, based upon currently available information, that the final outcome of such matters will not have a material adverse effect, if any, on our results of operations or financial condition.

As we have previously reported, various disputes have arisen relating to the consent solicitation/prospectus used in connection with seeking member approval of the Conversion Transactions. Three proposed class action lawsuits were subsequently filed in the Delaware Court of Chancery (on May 25, 2010, June 15, 2010 and June 17, 2010) against us and certain affiliated individuals and entities. The May 25 and June 15, 2010 lawsuits contain similar allegations, claiming, in general, that fiduciary duties owed to Fund members and to the Fund were breached because, among other things, the Conversion Transactions were unfair to Fund members, constituted self-dealing and because the information provided about the Conversion Transactions and related disclosures was false and misleading. The June 17, 2010 lawsuit focuses on whether the Conversion Transactions constitute a “roll up” transaction under the Fund’s operating agreement, and seeks damages for breach of the operating agreement. We and our affiliated co-defendants dispute these claims and have vigorously defended ourselves in these actions.

As we previously reported, an action also was filed on June 14, 2010 in the Delaware Court of Chancery against us and certain affiliated individuals and entities by Fund members Ronald Tucek and Cliff Ratliff and LGM Capital Partners, LLC (also known as The Committee to Protect IMH Secured Loan Fund, LLC). This lawsuit claims that certain fiduciary duties owed to Fund members and to the Fund were breached during the proxy solicitation for the Conversion Transactions.  As described below, these claims were consolidated into the putative class action lawsuit captioned In re IMH Secured Loan Fund Unitholders Litigation pending in the Court of Chancery in the State of Delaware against us, certain affiliated and predecessor entities, and certain former and current of our officers and directors (“Litigation”) as Count Six wherein they alleged a unique remedy for proxy expenses. On or about February 22, 2012, we entered into an agreement in principle with LGM Capital Partners, LLC to resolve its claims set forth in Count Six of the Litigation for an amount of $75,000 and a full and final release of all of its claims.

As previously reported, the parties in the four above-referenced actions were ordered to consolidate the four actions for all purposes by the Delaware Court of Chancery, which also ordered that a consolidated complaint be filed, to be followed by consolidated discovery, and designated the plaintiffs’ counsel from the May 25, 2010 and June 17, 2010 lawsuits as co-lead plaintiffs’ counsel. The consolidated class action complaint was filed on December 17, 2010. After defendants filed a motion to dismiss that complaint, the Chancery Court ordered plaintiffs to file an amended complaint. On July 15, 2011, plaintiffs filed a new amended complaint entitled “Amended and Supplemental Consolidated Class Action Complaint” (“ACC”). On August 29, 2011, defendants filed a Motion to Dismiss in Part the ACC. Plaintiffs filed their brief in opposition on September 28, 2011 and defendants filed their reply brief on November 2, 2011. Oral argument on our motion to dismiss was scheduled to take place on February 13, 2012. We and our affiliated co-defendants dispute the claims in this lawsuit and have vigorously defended ourselves in that litigation.

On January 31, 2012, we reached a tentative settlement in principle to resolve all claims asserted by the class plaintiffs in the Litigation, including the ACC, other than the claims of one plaintiff. The tentative settlement in principle, memorialized in a Memorandum of Understanding (“MOU”) previously filed with our 8-K dated February 6, 2012, is subject to certain class certification conditions, confirmatory discovery and final court approval (including a fairness hearing). The MOU contemplates a full release and settlement of all claims, other than the claims of the one non-settling plaintiff, against us and the other defendants in connection with the claims made in the Litigation. The following are some of the key elements of the tentative settlement:

•	we will offer $20.0 million of 4% five-year subordinated notes to members of the Class in exchange for 2,493,765 shares of IMH common stock at an exchange rate of $8.02 per share;
•	we will offer to Class members that are accredited investors $10.0 million of convertible notes with the same financial terms as the convertible notes previously issued to NW Capital;
•	we will deposit $1.6 million in cash into a settlement escrow account (less $0.23 million to be held in a reserve escrow account that is available for use by us to fund our defense costs for other unresolved litigation) which will be distributed (after payment of notice and administration costs and any amounts awarded by the Court for attorneys' fees and expense) to Class members in proportion to the number of our shares held by them as of June 23, 2010;
•	we will enact certain agreed upon corporate governance enhancements, including the appointment of two independent directors to our board of directors upon satisfaction of certain conditions (but in no event prior to December 31, 2012) and the establishment of a five-person investor advisory committee (which may not be dissolved until such time as we have established a seven-member board of directors with at least a majority of independent directors); and
•	provides additional restrictions on the future sale or redemption of our common stock held by certain of our executive officers.

We have vigorously denied, and continue to vigorously deny, that we have committed any violation of law or engaged in any of the wrongful acts that were alleged in the Litigation, but we believe it is in our best interests and the interests of our stockholders to eliminate the burden and expense of further litigation and to put the claims that were or could have been asserted to rest.

There can be no assurance that the court will approve the tentative settlement in principle. Further, the judicial process to ultimately settle this action is estimated to take a minimum of six to nine months or longer. If not approved, the tentative settlement as outlined in the MOU may be terminated and we will continue to vigorously defend this action.

As previously reported, on December 29, 2010, an action was filed in the Superior Court of Arizona, Maricopa County, by purported Fund members David Kurtz, David L. Kurtz, P.C., Lee Holland, William Kurtz, and Suzanne Sullivan against us and certain affiliated individuals and entities. The plaintiffs made numerous allegations against the defendants in that action, including allegations that fiduciary duties owed to Fund members and to the Fund were breached because the Conversion Transactions were unfair to Fund members, constituted self-dealing, and because information provided about the Conversion Transactions and related disclosures was false and misleading. In addition, the plaintiffs alleged that the Fund wrongfully rejected the defendants’ books and records requests, defamed David Kurtz, and wrongfully brought a civil action related to the Conversion Transactions. The plaintiffs also claim that IMH breached an agreement to settle all of the Kurtz claims for $2 million. The plaintiffs seek the return of their original investments in the Fund, damages for defamation and invasion of privacy, punitive damages, and their attorneys’ fees and costs totaling approximately $2.2 million, plus an unspecified amount of punitive damages.  Defendants filed a motion to stay this lawsuit in favor of the consolidated action pending in Delaware.  As previously reported, the Court granted defendants’ motion to stay and stayed this action pending the outcome of the above-referenced consolidated action pending in the Delaware Court of Chancery.  Plaintiffs’ motion for reconsideration of the Court’s denial of their motion to stay was denied by the Court on September 19, 2011, reaffirming the stay of this case pending the outcome of the Delaware litigation.   We dispute plaintiffs’ allegations and we intend to defend ourselves vigorously against these claims if this action is recommenced. The pending settlement in the Delaware Litigation described in the MOU should dispose of some of the Kurtz claims, but various other claims will remain.  The dismissed claims will streamline the litigation but will not necessarily reduce the amount of damages being claimed by Kurtz.

On September 29, 2011, an action was filed in the 268th Judicial District Court of Fort Bend County, Texas by Atrium Medical Centers LP, against us and affiliated named entities. The plaintiff is a tenant in one of our rental properties and alleged loss of profit and cost of delay in performance concerning certain maintenance and repairs at the rental property. On March 1, 2012, we entered into a settlement agreement with the tenant, the key terms of which included the plaintiff/tenant entering into a new lease in exchange for rental concessions from the Company.

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

Item 4.	Mine Safety Disclosures

Not applicable

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

We are required to file reports with the SEC in accordance with Section 12(g) of the Exchange Act. Our shares have not been traded or quoted on any exchange or quotation system. There is no public market in which shareholders may sell their shares.

Shareholders

As of March 30, 2012, there were approximately 4,662 holders of record for each of our outstanding Classes of B-1, B-2 and B-3 common stock totaling 15,357,853 shares, three holders of record of our outstanding 627,579 shares of Class B-4 common stock, 424 holders of record of our outstanding 838,448 shares of Class C common stock, and one holder of record of our outstanding 50,000 shares of unrestricted common stock.

Dividends

The declaration and amount of dividends is subject to the availability of legally distributable funds, the discretion of our board of directors and restrictions to pay dividends under the terms of the NW Capital loan agreement and the Certificate of Designation for the Series A Preferred Stock, once any such Series A preferred stock is outstanding. During the years ended December 31, 2011, we declared dividends of $0.03 per share during each of the quarters ended June 30, 2011, September 30, 2011 and December 31, 2011. There were no dividends declared or paid during the year ended December 31, 2010.

Under the terms of our loan agreement with NW Capital, during the eight quarters following the closing of the NW Capital loan on June 7, 2011, we can pay quarterly dividends to our common stockholders in an amount not to exceed 1% per annum of the net book value of the common stock as of the date of the NW Capital loan agreement. If the NW Capital loan has been converted into Series A preferred stock, the Certificate of Designation of the Series A preferred stock will limit our ability to pay dividends on the common stock. Generally, no dividend may be paid on the common stock during any fiscal year unless all accrued dividends on the Series A preferred stock have been paid in full. However, if no default event has occurred (other than the non-payment of dividends on the Series A preferred stock) and subject to certain other conditions, if the conversion date of the NW Capital loan is prior to the first eight quarters after the NW Capital loan closing, for the balance of the first eight quarters following the NW Capital loan closing, we may pay per share dividends to holders of common stock out of legally available funds up to an amount equal to 1% per annum of the net book value of the common stock as of December 31 of the immediately preceding year, pro-rated for any portion of a year in which dividends may not be paid, regardless of whether dividends are paid on the Series A preferred stock. The directors elected by holders of the Series A preferred stock can also approve other payments of dividends on the common securities. Subject to the availability of legally distributable funds, we anticipate that we will pay dividends totaling $1.6 million during the year ending December 31, 2012.

Recent Sales of Unregistered Securities

Our common stock is not currently listed or traded on any exchange. Because of the lack of an established market for our common shares, we cannot estimate the prices at which our common shares would trade in an active market.

Mr. Albers, our former CEO, sold 1,423 shares of B-1 common stock, 1,423 shares of B-2 common stock, 2,849 shares of B-3 common stock and 313,789 shares of B-4 common stock for $8.02 per share to an NW Capital affiliate in June 2011 in connection with his separation from employment with us. See “Item 11. Executive Compensation — Compensation Discussion and Analysis – Restriction on Shares of Class B-4 Common Stock” for a further description of this transaction.

As of December 31, 2011, the NW Capital loan that we entered into in June of 2011 is convertible into approximately 5,219,207 shares of Series A Preferred Stock (subject to increase upon NW Capital’s deferral of accrued interest), which will then be convertible into an equal number of shares of our common stock. See Note 9 of the Notes to our consolidated financial statements for a more detailed description of the NW Capital loan and the Series A preferred stock. We relied on the exemption provided in Section 4(2) of the Securities Act for the issuance of the convertible debt to NW Capital.

ITH Partners was granted 50,000 shares of common stock in connection with the placement of the senior convertible loan with NW Capital in June 2011. ITH Partners was also granted options to purchase 150,000 shares of our common stock within 10 years of the grant date at an exercise price per share of $9.58, the conversion price of the NW Capital convertible loan, with vesting to occur in equal monthly installments over a 36 month period beginning August 2011. We relied on the exemption provided in Section 4(2) of the Securities Act for the issuance of these securities to ITH Partners. Additionally, an employee was granted 14,114 shares of B-3 common stock during the year ended December 31, 2011 in connection with his employment agreement. We relied on the exemption provided in Section 4(2) of the Securities Act for the issuance of these securities to the employee.

Equity Compensation Plan Information

During the year ended December 31, 2011, we granted stock options to our executives, certain employees and certain consultants under our approved 2010 Stock Incentive Plan. The stock options have a ten year term, vest over a three year period and have an exercise price of $9.58 per share. Following is information with respect to outstanding options, warrants and rights as of December 31, 2011:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	800,000	$9.58	400,000

Equity compensation plans not approved by security holders	-	-	-

Total	800,000		400,000

Issuer Purchases of Equity Securities

There were no purchases of our common stock by us or any “affiliated purchasers” (as defined in 240.10b-18(a)(3) of the Exchange Act) during the year ended December 31, 2011.

Item 6.                    SELECTED FINANCIAL DATA

The following tables show financial data of IMH Financial Corporation (as successor to the Fund), including the results of operations from the June 18, 2010, the acquisition date of the Manager and Holdings, for the periods indicated. The summary financial data are derived from our audited consolidated financial statements and other financial records. The summary consolidated statements of financial condition data as of December 31, 2011 and 2010 and the summary consolidated statements of income data for each of the three years in the period ended December 31, 2011 have been derived from our audited consolidated financial statements and accompanying notes included elsewhere in this Form 10-K and should be read together with those consolidated financial statements and accompanying notes. The summary consolidated statements of financial condition data as of December 31, 2009, 2008 and 2007, and the summary consolidated statements of income data for the years ended December 31, 2008 and 2007 have been derived from audited consolidated financial statements not included in this Form 10-K. The summary consolidated financial and other data should be read together with the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with our consolidated financial statements and accompanying notes included elsewhere in this Form 10-K. Dollar amounts are presented in thousands.

	As of and for the Years Ended December 31,
	2011	2010	2009	2008	2007
Summary balance sheet items
Cash and cash equivalents	$21,322	$831	$963	$23,815	$73,604
Mortgage loan principal outstanding	245,190	417,340	544,448	613,854	510,797
Valuation allowance	(141,687)	(294,140)	(330,428)	(300,310)	(1,900)
Mortgage loans held for sale, net of valuation allowance	103,503	123,200	214,020	313,544	508,897
Real estate held for development, net	44,920	36,661	69,085	62,781	-
Real estate held for sale, net	30,945	31,830	12,082	-	-
Operating Properties Acquired through Foreclosure	19,611	20,981	23,064	-	-
Total assets	240,327	231,330	337,796	414,804	590,559
Long term obligations	60,315	16,458	4,182	-	-
Total liabilities	75,072	29,967	15,928	6,753	13,726
Total stockholders' equity	$165,255	$201,363	$321,868	$408,051	$576,833

Summary income statement
Mortgage loan income	$1,327	$1,454	$21,339	$65,497	$47,929
Total revenue	3,733	3,756	22,522	67,420	49,763
Operating expenses (excluding interest expense)	27,327	24,415	9,433	2,454	968
Provision for credit losses	1,000	47,454	79,299	296,000	1,900
Impairment of real estate owned	1,529	46,856	8,000	27,175	-
Total costs and expenses	38,928	120,796	96,999	325,707	4,088
Net income (loss) from continuing operations	$(35,195)	$(117,040)	$(74,477)	$(258,287)	$45,675

Earnings/Dividends per share data
Net income (loss) from continuing operations per share	$(2.09)	$(7.05)	$(4.63)	$(17.41)	$4.87
Dividends declared per common share	$0.09	$-	$0.73	$2.54	$1.63

Loan related items
Note balances originated	$7,953	$3,537	$47,557	$329,952	$428,777
Number of notes originated	3	4	3	23	38
Average note balance originated	$2,651	$1	$15,852	$14,346	$11,284
Number of loans outstanding	21	38	55	62	61
Average loan carrying value	$4,929	$3,242	$3,891	$5,057	$8,343
% of portfolio principal – fixed interest rate	61.8%	54.0%	50.4%	31.3%	30.3%
% of portfolio principal – variable interest rate	38.2%	46.0%	49.6%	68.7%	69.6%
Weighted average interest rate – all loans	10.48%	11.16%	11.34%	12.18%	12.44%
Principal balance % by state:
Arizona	80.0%	67.7%	55.5%	47.9%	44.8%
California	12.0%	22.4%	28.3%	28.9%	33.7%
Texas	0.0%	0.0%	3.2%	9.1%	6.3%
Idaho	0.0%	1.3%	5.0%	8.1%	9.6%
Other	8.0%	8.6%	8.0%	6.0%	5.6%
Total	100.0%	100.0%	100.0%	100.0%	100.0%

Credit Quality
Extension fees included in mortgage loan principal	$7,664	$14,797	$18,765	$10,895	$6,204
Interest payments over 30 days delinquent	3,491	4,999	7,530	1,134	2,741
Principal balance of loans past scheduled maturity	144,405	280,322	347,135	210,198	133,532
Carrying Value of loans in non accrual status	96,284	113,493	192,334	95,624	73,346
Valuation allowance	(141,687)	(294,140)	(330,428)	(300,310)	(1,900)
Valuation allowance as % of loan principal outstanding	57.8%	70.5%	60.7%	48.9%	0.4%
Net Charge-offs	$153,453	$83,742	$49,181	$-	$-

1.	As described elsewhere in this Form 10-K, effective June 18, 2010, the Company converted IMH Secured Loan Fund, LLC from a Delaware limited liability company into a Delaware corporation name IMH Financial Corporation. The per share information in the “Earnings/Distributions per share” section of this table is presented on a retrospective basis, assuming the conversion occurred and the member units were exchanged for common shares during each respective period.

2.	Prior to the effective date of the Conversion Transactions on June 18, 2010, substantially all mortgage loans were held to maturity. In connection with our revised business strategy, subsequent to June 18, 2010, all mortgage loans were deemed held for sale.

	December 31,
	2011	2010	2009
Average Balance Sheets*
Cash and cash equivalents	$16,637	$2,753	$7,719
Mortgage loan principal outstanding	327,452	497,870	584,551
Valuation allowance	(214,314)	(326,187)	(306,712)
Mortgage loans, net	113,138	171,682	277,840
Real estate owned, net	93,537	105,754	79,292
Other assets	19,398	17,407	18,884
Total assets	$242,709	$297,596	$383,735

Total liabilities	57,335	23,861	9,517
Total stockholders' equity	185,374	273,735	374,218
Total liabilities and owners' equity	$242,709	$297,596	$383,735

* The average balance sheets were computed using the quarterly average balances during each period presented.

	Years Ended
	December 31,
	2011	2010	2009
Analysis of Mortgage Loan Income by Loan Classification

Pre-entitled Land:
Held for Investment	$-	$-	$60
Processing Entitlements	421	86	6,977
Entitled Land:
Held for Investment	98	173	2,385
Infrastructure under Construction	46	326	2,163
Improved and Held for Vertical Construction	-	-	1,384
Construction and Existing Structures:
New Structure - Construction in process	178	501	1,058
Existing Structure Held for Investment	423	38	1,201
Existing Structure- Improvements	161	330	6,111
Total Mortgage Loan Income	$1,327	$1,454	$21,339

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

The term “entitlement” in our business, and as reflected above, refers to the legal method of obtaining the necessary city, county or state approvals to develop land for a particular use. The term “processing entitlements” is synonymous with “obtaining approvals.”

	December 31,
	2011	2010	2009
Mortgage Loan Principal Balances by Loan Classification
Pre-entitled Land:
Held for Investment	$6,484	$6,100	$13,834
Processing Entitlements	75,248	139,452	185,608
Entitled Land:
Held for Investment	15,735	73,462	101,942
Infrastructure under Construction	39,397	55,532	69,839
Improved and Held for Vertical Construction	5,870	26,096	47,227
Construction and Existing Structures:
New Structure - Construction in process	45,372	46,808	46,325
Existing Structure Held for Investment	2,000	12,775	23,640
Existing Structure- Improvements	55,084	57,115	56,033
Total Mortgage Loan Balances	$245,190	$417,340	$544,448

	December 31,
	2011	2010	2009
Average Mortgage Loan Principal Balances by Loan Classification**
Pre-entitled Land:
Held for Investment	$6,177	$12,773	$12,478
Processing Entitlements	102,899	175,364	193,261
Entitled Land:
Held for Investment	35,784	86,465	116,521
Infrastructure under Construction	52,605	64,437	66,399
Improved and Held for Vertical Construction	22,073	40,336	47,909
Construction and Existing Structures:
New Structure - Construction in process	45,779	46,496	40,329
Existing Structure Held for Investment	6,681	14,613	26,394
Existing Structure- Improvements	55,452	57,384	81,260
Total Average Mortgage Loan Balances	$327,450	$497,868	$584,551

** Amounts were computed using the quarterly average balances for each of the periods presented

	December 31,
	2011	2010	2009
Average Interest Rate by Loan Classification***
Pre-entitled Land:
Held for Investment	7.5%	9.5%	10.8%
Processing Entitlements	10.1%	9.4%	9.6%
Entitled Land:
Held for Investment	11.9%	12.6%	12.4%
Infrastructure under Construction	10.8%	10.6%	11.0%
Improved and Held for Vertical Construction	12.4%	12.3%	12.1%
Construction and Existing Structures:
New Structure - Construction in process	10.0%	10.4%	11.5%
Existing Structure Held for Investment	12.1%	12.1%	12.0%
Existing Structure- Improvements	13.0%	12.5%	12.4%
Total Overall Average Interest Rate	11.0%	11.4%	11.5%

 ***Average Interest Rate by Loan Classification were computed by taking an average balance over the trailing 5 quarters

Average Yield****	2011	2010	2009
Pre-entitled Land:
Held for Investment	0.0%	0.0%	0.5%
Processing Entitlements	0.4%	0.0%	3.6%
Entitled Land:
Held for Investment	0.3%	0.2%	1.9%
Infrastructure under Construction	0.1%	0.5%	3.6%
Improved and Held for Vertical Construction	0.0%	0.0%	2.9%
Construction and Existing Structures:
New Structure - Construction in process	0.4%	1.1%	2.7%
Existing Structure Held for Investment	6.3%	0.3%	4.6%
Existing Structure- Improvements	0.3%	0.6%	8.9%
Overall Average Yield	1.0%	0.3%	3.7%

****	Average Yield is computed using Mortgage Loan Income by Loan Classification as a percent of Average Mortgage Loan Balances by Loan Classification

Note: Overall Average Yields have decreased due to loans being placed in non-accrual status

Return on Equity and Assets Ratio	2011	2010	2009
Return on assets	(16.0)%	(22.1)%	(19.4)%
Return on equity	(21.0)%	(24.0)%	(19.9)%
Dividend payout ratio	1.3%	0.0%	(15.7)%
Equity to assets ratio	76.5%	92.1%	97.5%

	As of and Year Ended
	December 31,
	2011	2010	2009	2008	2007
Allocation of Valuation Allowance by Loan Classification
Pre-entitled Land:
Held for Investment	$(4,865)	$(4,695)	$(9,623)	$(3,242)	$-
Processing Entitlements	(56,634)	(123,090)	(134,742)	(122,266)	(1,900)
Entitled Land:
Held for Investment	(13,418)	(67,038)	(80,750)	(79,279)	-
Infrastructure Under Construction	(29,347)	(43,920)	(39,441)	(24,863)	-
Improved and Held for Vertical Construction	(2,232)	(20,547)	(28,696)	(38,522)	-
Construction & Existing Structures:
New Structure - Construction In-Process	(34,302)	(30,293)	(30,106)	(28,547)	-
Existing Structure Held for Investment	-	(4,557)	(7,070)	(2,954)	-
Existing Structure - Improvements	(889)	-	-	(637)	-
Allowance for Loan Loss/ Valuation Allowance	$(141,687)	$(294,140)	$(330,428)	$(300,310)	$(1,900)

Rollforward of Valuation Allowance by Loan Classifications

Balance at the beginning of period	$(294,140)	$(330,428)	$(300,310)	$(1,900)	$-

Additions to Valuation Allowance
Pre-entitled Land:
Held for Investment	$(170)	$(2,096)	$(6,381)	$(3,242)	$-
Processing Entitlements	5,070	(24,647)	(24,851)	(120,366)	(1,900)
Entitled Land:
Held for Investment	(73)	(7,279)	(9,851)	(79,279)	-
Infrastructure Under Construction	(1,084)	(3,185)	(11,990)	(24,863)	-
Improved and Held for Vertical Construction	(542)	(629)	801	(38,522)	-
Construction & Existing Structures:
New Structure - Construction In-Process	(4,119)	(7,736)	(3,218)	(26,137)	-
Existing Structure Held for Investment	807	(1,831)	(4,116)	(2,954)	-
Existing Structure - Improvements	(889)	(51)	(19,693)	(637)	-
Total provision for credit losses	$(1,000)	$(47,454)	$(79,299)	$(296,000)	$(1,900)

Charge-Offs:
Pre-entitled Land:
Held for Investment	$-	$7,024	$-	$-	$-
Processing Entitlements	61,386	36,300	12,375	-	-
Entitled Land:
Held for Investment	53,692	20,992	8,380	-	-
Infrastructure Under Construction	15,658	(1,295)	(2,588)	-	-
Improved and Held for Vertical Construction	18,857	8,778	9,025	-	-
Construction & Existing Structures:
New Structure - Construction In-Process	110	7,548	1,659	-	-
Existing Structure Held for Investment	3,750	4,344	-	-	-
Existing Structure - Improvements	-	51	20,330	-	-
Total Charge-Offs	$153,453	$83,742	$49,181	$-	$-
Recoveries
Total Recoveries	$-	$-	$-	$-	$-

Net Change in Valuation Allowance	$152,453	$36,288	$(30,118)	$(296,000)	$(1,900)
Other changes to Valuation Allowance	-	-	-	(2,410)	-
Balance at end of period	$(141,687)	$(294,140)	$(330,428)	$(300,310)	$(1,900)

Ratio of net charge-offs during the period to average loans outstanding during the period	45.0%	16.8%	8.4%	0.0%	0.0%

	December 31,
	2011	2010	2009	2008	2007
Scheduled Maturities - One year or less
Pre-entitled Land:
Held for Investment	$6,484	$6,100	$13,834	$7,178	$-
Processing Entitlements	70,749	139,451	185,609	195,168	203,166
Entitled Land:
Held for Investment	15,735	73,462	101,942	89,786	135,060
Infrastructure under Construction	39,397	55,532	27,953	57,908	60,037
Improved and Held for vertical Construction	5,870	26,096	47,227	13,904	14,800
Construction and Existing Structures:
New Structure - Construction in process	45,371	5,330	12,653	43,814	70,864
Existing Structure Held for Investment	2,000	10,391	23,641	37,482	26,870
Existing Structure- Improvements	55,084	3,932	-	97,777	-
Total Scheduled Maturities - One year or less	$240,690	$320,294	$412,859	$543,017	$510,797

Scheduled Maturities - One to five years
Pre-entitled Land:
Held for Investment	$-	$-	$-	$-	$-
Processing Entitlements	4,500	-	-	5,735	-
Entitled Land:
Held for Investment	-	-	-	24,520	-
Infrastructure under Construction	-	1	41,886	-	-
Improved and Held for vertical Construction	-	-	-	40,582	-
Construction and Existing Structures:
New Structure - Construction in process	-	41,478	33,670	-	-
Existing Structure Held for Investment	-	2,384	-	-	-
Existing Structure- Improvements	-	53,183	56,033	-	-
Total Scheduled Maturities - One to five years	4,500	97,046	131,589	70,837	-
Total Loan Principal	$245,190	$417,340	$544,448	$613,854	$510,797

Scheduled Maturities - One to Five Years by Interest Type	December 31,
Fixed Interest Rates	2011	2010	2009	2008	2007
Pre-entitled Land:
Held for Investment	$-	$-	$-	$-	$-
Processing Entitlements	4,500	-	-	1,929	-
Entitled Land:
Held for Investment	-	-	-	3,500	-
Infrastructure under Construction	-	-	41,884	-	-
Improved and Held for vertical Construction	-	-	-	10,461	-
Construction and Existing Structures:
New Structure - Construction in process	-	41,478	32,054	-	-
Existing Structure Held for Investment	-	2,000	-	-	-
Existing Structure- Improvements	-	53,183	56,033	-	-
Total Scheduled Maturities - Fixed interest rate	4,500	96,661	129,971	15,890	-
Variable Interest Rates
Pre-entitled Land:
Held for Investment	-	-	-	-	-
Processing Entitlements	-	-	-	3,807	-
Entitled Land:
Held for Investment	-	-	-	21,020	-
Infrastructure under Construction	-	-	-	-	-
Improved and Held for vertical Construction	-	-	-	30,120	-
Construction and Existing Structures:
New Structure - Construction in process	-	-	1,618	-	-
Existing Structure Held for Investment	-	384	-	-	-
Existing Structure- Improvements	-	-	-	-	-
Total Scheduled Maturities - Variable interest rate	-	384	1,618	54,947	-
Total Loan Principal due One to Five Years	$4,500	$97,045	$131,589	$70,837	$-

	December 31,
	2011	2010	2009	2008	2007

Performing Loans
Pre-entitled Land:
Held for Investment	$-	$-	$-	$-	$-
Processing Entitlements	4,500	-	-	146,460	119,175
Entitled Land:
Held for Investment	-	1,201	-	37,146	135,060
Infrastructure under Construction	-	-	7,645	40,653	44,557
Improved and Held for vertical Construction	-	-	-	35,102	14,800
Construction and Existing Structures:
New Structure - Construction in process	719	2,395	4,805	6,694	45,087
Existing Structure Held for Investment	2,000	2,384	-	23,393	18,620
Existing Structure- Improvements	-	3,932	-	97,777	-
Total Performing Loans	$7,219	$9,912	$12,450	$387,225	$377,299

Loans in Default - Non-Accrual
Pre-entitled Land:
Held for Investment	$6,484	$6,100	$13,834	$-	$-
Processing Entitlements	70,748	139,451	185,608	46,636	64,743
Entitled Land:
Held for Investment	15,735	72,261	101,942	3,300	-
Infrastructure under Construction	39,397	55,532	62,194	17,255	-
Improved and Held for vertical Construction	5,870	26,096	40,051	14,632	-
Construction and Existing Structures:
New Structure - Construction in process	44,653	44,414	39,102	13,800	2,253
Existing Structure Held for Investment	-	10,391	23,640	-	8,250
Existing Structure- Improvements	55,084	53,183	56,033	-	-
Total Loans in Default - Non-Accrual	$237,971	$407,428	$522,404	$95,623	$75,246

Loans in Default - Other
Pre-entitled Land:
Held for Investment	$-	$-	$-	$7,178	$-
Processing Entitlements	-	-	-	7,806	19,247
Entitled Land:
Held for Investment	-	-	-	73,861	-
Infrastructure under Construction	-	-	-	-	15,480
Improved and Held for vertical Construction	-	-	7,176	4,752	-
Construction and Existing Structures:
New Structure - Construction in process	-	-	2,418	23,320	23,525
Existing Structure Held for Investment	-	-	-	14,089	-
Existing Structure- Improvements	-	-	-	-	-
Total Loans in Default - Other	-	-	9,594	131,006	58,252
Total Loans in Default	$237,971	$407,428	$531,998	$226,629	$133,498

Total Loan Principal	$245,190	$417,340	$544,448	$613,854	$510,797

Loans in Default by Basis for Default
Loans past maturity date, or other
Pre-entitled Land:
Held for Investment	$6,484	$6,100	$13,834	$7,178	$-
Processing Entitlements	70,748	139,451	181,801	52,791	83,990
Entitled Land:
Held for Investment	15,735	72,261	80,922	73,714	-
Infrastructure under Construction	39,397	24,762	20,308	17,255	15,480
Improved and Held for vertical Construction	5,870	26,096	17,106	8,923	-
Construction and Existing Structures:
New Structure - Construction in process	44,653	1,261	9,522	36,246	25,778
Existing Structure Held for Investment	-	10,391	23,641	14,089	8,250
Existing Structure- Improvements	55,084	-	-	-	-
Total past maturity date	$237,971	$280,322	$347,134	$210,196	$133,498
Loans past due on interest
Pre-entitled Land:
Held for Investment	$-	$-	$-	$-	$-
Processing Entitlements	-	-	3,807	1,650	-
Entitled Land:
Held for Investment	-	-	21,020	3,447	-
Infrastructure under Construction	-	30,770	41,886	-	-
Improved and Held for vertical Construction	-	-	30,120	10,461	-
Construction and Existing Structures:
New Structure - Construction in process	-	43,153	31,998	875	-
Existing Structure Held for Investment	-	-	-	-	-
Existing Structure- Improvements	-	53,183	56,033	-	-
Total past due on interest	-	127,106	184,864	16,433	-

Total loans in default by basis of default	$237,971	$407,428	$531,998	$226,629	$133,498

	Years Ended December 31,			Years Ended December 31,
	2011 Compared to 2010			2010 Compared to 2009
	Increase (Decrease) due to			Increase (Decrease) due to
	Volume	Rate	Net	Volume	Rate	Net
Pre-entitled Land:
Held for Investment	$(660)	$660	$-	$33	$(93)	$(60)
Processing Entitlements	(6,522)	6,857	335	(1,826)	(5,065)	(6,891)

Entitled Land:
Held for Investment	(6,386)	6,311	(75)	(3,697)	1,485	(2,212)
Infrastructure under Construction	(1,242)	962	(280)	(222)	(1,615)	(1,837)
Improved and Held for Vertical Construction	(2,228)	2,228	-	(901)	(483)	(1,384)

Construction and Existing Structures:
New Structure - Construction in process	(75)	(248)	(323)	728	(1,285)	(557)
Existing Structure Held for Investment	(960)	1,345	385	(1,402)	239	(1,163)
Existing Structure- Improvements	(240)	71	(169)	(2,961)	(2,820)	(5,781)
Total change in mortgage loan income	$(18,312)	$18,186	$(127)	$(10,247)	$(9,637)	$(19,885)

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the sections of this Form 10-K entitled “Risk Factors,” “Special Note About Forward-Looking Statements,” “Business” and our audited financial statements and the related notes thereto and other detailed information as of December 31, 2011 and 2010 and for the years ended December 31, 2011, 2010 and 2009 included elsewhere in this Form 10-K. This discussion contains forward-looking statements reflecting current expectations that involve risks and uncertainties. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the section entitled “Risk Factors” included elsewhere in this Form 10-K. This discussion contains forward-looking statements, which are based on our assumptions about the future of our business. Our actual results may differ materially from those contained in the forward-looking statements. Please read “Special Note About Forward-Looking Statements” for additional information regarding forward-looking statements used in this Form 10-K. Unless specified otherwise and except where the context suggests otherwise, references in this section to the “company,” “we,” “us,” and “our” refer to IMH Financial Corporation and its consolidated subsidiaries, except the financial information of the Manager and Holdings is only consolidated with the financial information of IMH Financial Corporation from June 18, 2010, the date on which the Manager and Holdings were acquired. Undue reliance should not be placed upon historical financial statements since they are not necessarily indicative of expected results of operations or financial condition for any future periods.

Overview

Our Company

We are a real estate investor and finance company based in the southwest United States with over a decade of experience in various and diverse facets of the real estate lending and investment process, including origination, acquisition, underwriting, documentation, servicing, construction, enforcement, development, marketing, and disposition.

The Company’s focus is to invest in, manage and dispose of commercial real estate mortgage investments, and to perform all functions reasonably related thereto, including developing, managing and either holding for investment or disposing of real property acquired through foreclosure or other means. This focus is being enhanced with the combined resources of the Company and its advisors. The Company now also seeks to capitalize on opportunities to invest in selected real estate platforms under the direction of seasoned professionals in those areas. The Company may also consider opportunities to act as a sponsor, providing investment opportunities as a proprietary source of, and/or co-investor in, real estate mortgages and other real estate-based investment vehicles. Through the purchase and sale of such investments, we hope to earn robust, risk-adjusted returns while being recognized as a nimble, creative and prudent lender/investor. Our strategy is designed to re-establish the Company’s access to significant investment capital. By increasing the level and quality of the assets in our portfolio specifically and under management in general, we believe that the Company can grow to ultimately provide its shareholders with favorable risk-adjusted returns on investments and enhanced opportunity for liquidity.

The Company continued to experience financial adversity in 2011 at both the portfolio and enterprise level and expended a significant amount of resources as a result of the economic environment, as well as from a legal perspective from the enforcement and foreclosure of several loan assets and litigation involving a group of dissident shareholders. Management anticipates fiscal 2012 to be free from some of these distractions and has begun to streamline and re-purpose the organization with a clear direction with enhanced capabilities. The continued resolution and monetization of the legacy asset portfolio will be essential to the Company’s future success, as the value and liquidity created will be the building blocks for implementing the new strategy. Given the scale and composition of the remaining legacy portfolio, significant efforts will continue to be required in 2012, including continued foreclosures, restructurings, development activities, and asset dispositions. A number of key tactical initiatives are also continuing into 2012 with the near-term goal of further reducing expenses and enhancing systems, while seeking to mitigate legacy problems and maximize the value of legacy assets.

Management expects to accelerate the streamlining and re-purposing of the organization, operations, and systems in 2012 to support the Company’s strategic and tactical, financial and operational goals. To achieve greater efficiency and strength, the Company will employ a combination of internal and external professionals to pursue its targeted activities.

In addition, given the current legal, tax and market-related constraints to bringing additional capital directly into the Company, management is exploring the possibility of sponsoring investment vehicles or other ventures with institutional investors in vertical market segments in which there is strong investor interest, as well as proven expertise within the Company and/or its advisors. To demonstrate its commitment, distinguish itself from other sponsors, and create very attractive investment opportunities, the Company would expect to contribute cash as well as some of its legacy assets to these sponsored vehicles, in exchange for equity ownership and/or profit participation. There is no assurance, however, that management would pursue any such sponsored vehicles in the near term or at all.

As previously described, the Company expects to focus on the creation and implementation of a series of commercial mortgage and real estate investment activities so as to begin to increase both assets under management and the associated income and value derived therefrom.

In 2011, the Company acquired certain operating assets as a result of foreclosure of the related loans. With such assets, there comes the challenge and cost of day-to-day operations but also the opportunity to revitalize assets and operations that have generally suffered in recent periods. Again, with our combination of internal and external professionals, we expect to re-position these operating assets to produce a market-rate return as portfolio holdings or to dispose of these assets at favorable prices once they have been foreclosed upon and stabilized.

We have identified certain portfolio assets that we believe could yield significantly greater returns by developing the properties for future operation and sale, as opposed to selling them now in their as-is condition. The demonstrated ability to create value through the real estate development process is a key aptitude gained through our relationship with our consultants that we anticipate will further distinguish us from other competitors in the marketplace. Through this capability, we believe that we, and ultimately our shareholders, will be afforded the opportunity to earn yields that are not generally available from new, finished product. While development does entail unique risks, with a disciplined approach and experienced team, we believe the risk-adjusted rewards have the potential to be superior.

While focused on the foregoing, the Company remains nimble in its objectives and is poised to re-direct its efforts as economic circumstances unfold. Given that the legacy assets are positively correlated with the economic and real estate cycles, and the fact that any new investment activity may benefit from any market disruptions and/or further declines in the value of real estate, in terms of enhanced risk-adjusted returns and reduced competitive pressure, management believes there is an inherent “hedge” in the Company’s current position. If there is a recovery of liquidity and valuations, the liquidity and value of the legacy assets should benefit accordingly, while new originations may face increased yield and scaling pressures. If, on the other hand, conditions do not improve, or worsen, the legacy assets will likely suffer, but the opportunities in new business should be enhanced. We will adjust the relative scaling of these two aspects of the hedge as circumstances dictate.

Through our traditional credit analysis coupled with property valuation techniques used by developers, we have acquired or originated real estate assets as of December 30, 2011 with an original investment basis of approximately $590.6 million and a current carrying value of $199.0 million, consisting of commercial real estate mortgage loans with a carrying value of $103.5 million and owned property with a carrying value of $95.5 million. We believe the decline in the carrying (fair) value of our real estate assets is reflective of the deterioration of the commercial real estate lending market and the sustained decline in pricing of residential and commercial real estate in the last several years together with the continuing downturn in the general economy and specifically the real estate markets.

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

Factors Affecting Our Financial Results

General Economic Conditions Affecting the Real Estate Industry

The global and U.S. economies experienced a rapid and significant decline since the third quarter of fiscal 2008 from which they have not yet recovered. The real estate, credit and other markets suffered unprecedented disruptions, causing many major institutions to fail or require government intervention to avoid failure, which has placed severe pressure on liquidity and asset values. These conditions were brought about largely by the erosion of U.S. and global credit markets, including a significant and rapid deterioration of the mortgage lending and related real estate markets. In this regard, we continue to operate under very difficult conditions.

Originating, acquiring and investing in short-term commercial real estate bridge loans to facilitate real estate entitlement and development, and other interim financing, have historically constituted the heart of our business model. This model relies on mortgage capital availability. However, we believe current market conditions have materially diminished the traditional sources of permanent take-out financing on which our historical business model depends. We believe it will take 12 to 24 months or longer for markets and capital sources to begin to normalize, although there can be no assurance that the markets will stabilize in this timeframe or at all. Economic conditions have continued to have a material and adverse impact on us. As of December 31, 2011, 18 of our 21 portfolio loans with principal balances totaling $237.9 million, representing 97.1% of our total loan principal outstanding, were in default and were in non-accrual status. In addition, as of December 31, 2011, the valuation allowance on such loans totaled $141.7 million, representing 57.8% of the principal balance of such loans. We have taken enforcement action on 17 of the 18 loans in default that we anticipate will result in foreclosure. During the year ended December 31, 2011, we foreclosed on 12 loans (resulting in 10 property additions) and took title to the underlying collateral with net carrying values totaling $13.7 million as of December 31, 2011.

We continue to examine all material aspects of our business for areas of improvement and recovery on our assets. However, if the real estate market does not return to its historical levels of activity and credit markets do not re-open more broadly, we believe the realization of a full recovery of our cost basis in our mortgage and real estate loans is unlikely to occur in a reasonable time frame or at all, and we may be required to dispose of certain or all of our assets at a price significantly below our initial cost and possibly below current carrying values. While we have secured $50 million in financing from NW Capital, if we are not able to liquidate a sufficient portion of our assets, our liquidity will continue to dissipate. Nevertheless, we believe that our cash and cash equivalents of $21.3 million coupled with the proceeds that we anticipate from the disposition of our loans and real estate held for sale will allow us to fund current operations over the next 12 months.

Revenues

Prior to the Conversion Transactions, we historically generated income primarily from interest and fees on our mortgage loans, including default interest, penalties and fees, as well as interest income from money market, short-term investments or similar accounts in which we temporarily invest excess cash. As a result of the June 18, 2010 consummation of the Conversion Transactions, to the extent we are able to generate excess liquidity from asset sales or from the issuance of debt or equity capital, we expect to generate additional revenues from loan originations, modification and processing fees historically retained by the Manager. In addition to our historical sources of revenue, we expect to generate revenues from disposition of existing and newly acquired assets and from the application of those proceeds in new assets. We expect in the short-term that we will derive a greater proportion of our capital from dispositions of our REO properties and from the disposition of loans and other assets we own or acquire than from the interest and fee income from commercial mortgage loans originated by us. As economic conditions improve and our investment strategy is implemented, we expect interest and fee income from commercial real estate mortgage loans to again become a greater focus for us and a greater portion of our revenues. We also expect to continue to benefit from management fees for management services provided by SWIM to SWI Fund.

Mortgage Loan Income. Revenues generated from mortgage loan investments include contractual note rate interest, default interest and penalty fees collected, and accretion on loans acquired at a discount. Changes to the amount of our loan assets directly affect the amount of interest and fee income we are able to achieve. Due to the increase in defaults and foreclosures, mortgage loan investment revenues have decreased in recent periods. As a result of the acquisition of the Manager effective June 18, 2010, we expect to also generate revenues from loan originations, processing and modifications. Such amounts, net of direct costs, are to be amortized over the lives of the respective loans as an adjustment to yield using the effective interest method.

We have also modified certain loans in our portfolio, which has resulted in an extended term of maturity on such loans of two years or longer and, in some cases, has required us to accept an interest rate reflective of current market rates, which are lower than in prior periods. We may decide to modify loans in the future primarily in an effort to seek to protect our collateral. Additionally, on a limited basis, we have financed the sale of loan collateral by existing borrowers and sales of certain REO assets to unrelated parties, and it is anticipated that we will engage in similar lending activities in the future. This effort effectively replaces a non-performing loan to a defaulting seller with a new performing loan to the buyer. Although we have in the past modified certain loans by extending the maturity dates or changing the interest rates thereof on a case by case basis, we do not have in place at this time a specific loan modification program or initiative. Rather, as in the past, we may modify any loan, in our sole discretion, based on the then applicable facts and circumstances.

Rental Income. Rental income is attributable to the foreclosure of a loan that was secured by an operating property. We anticipate an increase in rental income as the occupancy levels of the property improves. However, as we plan to dispose of a substantial portion of our existing REO assets, we do not currently anticipate substantial rental income in future periods unless we acquire additional operating properties through foreclosure or other means.

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

Investment and Other Income. Investment and other income consists of interest earned on certain notes receivable from a tenant, management and related fees earned from SWI Fund, and investment income on short-term investments. Until we are able to generate cash proceeds from the sale of assets or the issuance of debt or equity capital to invest in our target assets, we do not anticipate a substantial change in investment and other income.

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

As a result of our continued active enforcement together with our assumption of additional expenses in connection with the acquisition of the Manager, we incurred significant costs relating to legal and other professional fees and we expect expenses to continue to remain at high levels for the next 12 months. However, we expect expenses associated with the foreclosure on loans and disposition of REO assets to decrease through the planned disposition of a substantial part of our portfolio over the next 12 to 24 months.

Operating Expenses for Real Estate Owned. Operating expenses for REO assets include direct operating costs associated with such property, including property taxes, home owner association dues, property management fees, utilities, repairs and maintenance, licenses, and other costs and expenses associated with the ownership of real estate. While we expect such operating expenses for REO assets to remain at high levels and potentially increase as we continue enforcement action on loans in default, we anticipate such costs to decrease proportionately as we dispose of existing and newly acquired REO assets and redeploy the proceeds in our target asset classes.

Professional Fees. Professional fees consist of: legal fees for enforcement, litigation, SEC reporting and other purposes; fees for external valuation services; fees paid for asset management services relating to portfolio management; fees for external accounting, audit and tax services; fees for strategic consulting services; fees for non-capitalized information technology costs; and other general consulting costs. While we expect to continue to incur such expenses, we believe such expenses will decrease over the 12 month period ending December 31, 2012 as we dispose of existing assets. We expect these fees to initially increase as we seek to dispose of REO assets, but expect these expenses to stabilize thereafter assuming we conduct our operations substantially consistent with current levels.

Default and Related Expenses. Default and related expenses include direct expenses related to defaulted loans, foreclosure activities or property acquired through foreclosure. These expenses include certain legal and other direct costs, as well as personnel and consulting costs directly related to defaulted loans and foreclosure activities. Because 18 of our 21 loans are currently in default and our intent is to actively pursue foreclosures on loans in default, we anticipate our default and related expenses in future periods will remain at similar levels during the year ending December 31, 2012.

General and Administrative Expenses. General and administrative expenses consist of various costs such as compensation and benefits for employees, rent, insurance, utilities and related costs. Prior to the June 18, 2010 consummation of the Conversion Transactions, the Manager paid most of these expenses, although we paid the Manager a management fee for management services provided by the Manager. Effective January 1, 2012, we have taken a number of cost saving measures to reduce our overhead which we believe will result in lower general and administrative expenses in fiscal 2012. However, variable cost components of such expenses are expected to increase as our activities expand.

Interest Expense. Interest expense includes interest incurred in connection with the NW Capital loan, loan participations issued to third parties, and borrowings from various banks. We expect interest expense to increase in 2012 as we recognize a full year of interest on the NW Capital loan that closed in June 2011. In addition, we expect to incur additional interest expense (and potentially other expenses) upon execution of the rights offering and note exchange as outlined in the MOU. However the amount and timing of such interest is dependent on the timing of the final settlement of the MOU.

Depreciation and Amortization Expense. We record depreciation and amortization on property and equipment used in our operations. This expense is expected to increase as we expand our business operations following the internalization of the Manager and as we acquire operating properties with depreciable assets through foreclosure or other purchase.

Provision for Credit Losses. The provision for credit losses on the loan portfolio is based on our estimate of fair value, using data primarily from reports prepared by third-party valuation firms, of the underlying real estate that serves as collateral of the loan portfolio. Current asset values have dropped significantly in many of the areas where we have a security interest in collateral securing our loans, which has resulted in significant non-cash provisions for credit losses during the years ended December 31, 2010 and 2009, and to a lesser extent in 2011. While we believe our current valuation allowance is sufficient to minimize future losses, we may be required to recognize additional provisions for credit losses in the future. In the absence of a change in valuation of the collateral securing our loans, our provision for credit losses is expected to increase by approximately $1.0 million on a quarterly basis for additional unpaid property taxes applicable to the related loan collateral. Currently all of our portfolio loans are held for sale as we intend to actively market and sell a significant portion of our currently-owned loans, individually or in bulk, over the 12 to 24 months as a means of raising additional capital to pursue our investment objectives.

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

Liquidity and Capital Resources. Our ability to generate sufficient revenues to fund operations and the amount we are able to invest in our target assets depends on our liquidity and access to debt or equity capital. We expect the proceeds from the disposition of REO assets and recent liquidity events, including the sale of certain loans and real estate held for sale, will provide the liquidity necessary to operate our business. Despite management’s efforts, there is no assurance that we will be successful in selling real estate assets in a timely manner to sufficiently fund operations or obtaining additional financing, and if available, there are no assurances that the financing will be at commercially acceptable terms. Failure to address this liquidity issue within the timeframe permitted may have a further material adverse effect on our business, results of operations, and financial position.

Non-Cash Stock-Based Compensation. Our 2010 Stock Incentive Plan has been approved by the board of directors and provides for award of stock options, stock appreciation rights, restricted stock units and other performance based awards to our officers, employees, directors and certain consultants.  The maximum number of shares of common stock that may be issued under such awards shall not exceed 1,200,000 common shares, subject to increase to 1,800,000 shares after an initial public offering.  During the year ended December 31, 2011, we issued 800,000 stock options to directors, executive officers, employees and consultants providing services to us, which was recorded as stock-based compensation based on the fair value at the time of issuance of the award and recognized on a straight-line basis over the employee’s requisite service period (generally the vesting period of the equity grant). In addition, in accordance with the terms of the consulting agreement with ITH Partners, we issued 50,000 shares of our common stock in connection with our closing of the NW Capital loan. The stock options and shares issuable upon exercise will not be registered under the Securities Act and accordingly may not be resold other than pursuant to Rule 144 or another available exemption from registration under the Securities Act.

RESULTS OF OPERATIONS

The following discussion compares the historical results of operations on a GAAP basis for the fiscal years ended December 31, 2011, 2010, and 2009. Unless otherwise noted, all comparative performance data included below reflect year-over-year comparisons.

Results of Operations for the Years Ended December 31, 2011, 2010 and 2009

Revenues

(dollars in thousands)

	Years Ended December 31,				Years Ended December 31,
Revenues	2011	2010	$ Change	% Change	2010	2009	$ Change	% Change
Mortgage Loan Income	$1,327	$1,454	$(127)	(8.7)%	$1,454	$21,339	$(19,885)	(93.2)%
Rental Income	1,847	1,665	182	10.9%	1,665	955	710	74.3%
Investment and Other Income	559	637	(78)	(12.2)%	637	228	409	179.4%
Total Revenue	$3,733	$3,756	$(23)	(0.6)%	$3,756	$22,522	$(18,766)	(83.3)%

Mortgage Loan Income.  During the year ended December 31, 2011, income from mortgage loans was $1.3 million, a decrease of $0.1 million, or 8.7%, from $1.4 million for the year ended December 31, 2010. The year over year decrease in mortgage loan income is attributable to the on-going decrease in the income-earning portion of our loan portfolio. While the total loan portfolio principal outstanding was $245.2 million at December 31, 2011 as compared to $417.3 million at December 31, 2010, the income-earning loan balance decreased to $7.2 million from $9.9 million for the same periods, respectively. Additionally, the average portfolio interest rate (including performing and nonperforming loans) was 10.48% per annum at December 31, 2011, as compared to 11.16% per annum at December 31, 2010.

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

As of December 31, 2011, 18 of our 21 portfolio loans were in non-accrual status, as compared to 30 of our 38 loans at December 31, 2010. As such, in the absence of acquiring or originating new loans, we anticipate mortgage income to remain at minimal levels or potentially further decrease in future periods. During the year ended December 31, 2011, in connection with the sale of certain loans and REO assets, we financed three new loans with an aggregate principal balance of $7.9 million and a weighted-average interest rate of 10.9%. Similarly, during the year ended December 31, 2010, in connection with the sale of certain loans and REO assets, we financed four new loans with an aggregate principal balance of $3.5 million and a weighted-average interest rate of 7.18%.

Rental Income.   Rents and other income resulted from the foreclosure of a loan in third quarter of 2009 that was secured by an operating medical office building. During the year ended December 31, 2011, we recognized rental income of $1.8 million, an increase of $0.1 million or 10.9% from the year ended December 31, 2010 of $1.7 million. The slight increase in rental income is attributed to additional rents earned from existing tenants.

During the year ended December 31, 2010, we recognized rental income of $1.7 million, an increase of $0.7 million or 74.3% for the year ended December 31, 2009 of $1.0 million. The year over year increase in rental income was attributed to a full year of rental income in 2010 as compared to 2009. We are actively pursuing other tenants to improve the occupancy of this property and anticipate an increase in related income in 2012.

Investment and Other Income.  Investment and other income is comprised of interest earned on certain notes receivable from a tenant for tenant improvements made on one of our operating properties, as well as fees earned from our management of the SWI Fund. During the year ended December 31, 2011, investment and other income was $0.5 million, a decrease of $0.1 million, or 12.2%, from $0.6 million for the year ended December 31, 2010. The decrease in investments and other income is primarily attributable to reduced interest earned on the tenant note receivable resulting from principal paydowns during the year, which was offset by a full year of management-related fees earned on the SWI Fund.

During the year ended December 31, 2010, investment and other income was $0.6 million, an increase of $0.4 million, or 179.4%, from $0.2 million for the year ended December 31, 2009. The increase from fiscal 2009 to 2010 was primarily attributable to interest earned on the tenant notes receivable and approximately half a year of management-related fees earned on the SWI Fund.

Costs and Expenses

Expenses (dollars in thousands)

	Years Ended December 31,				Years Ended December 31,
Expenses:	2011	2010	$ Change	% Change	2010	2009	$ Change	% Change

Property Taxes for REO	$2,929	$2,543	$386	15.2%	$2,543	$2,415	$128	5.3%
Other Operating Expenses for REO	2,533	2,317	216	9.3%	2,317	1,784	533	29.9%
Professional Fees	8,277	6,331	1,946	30.7%	6,331	3,204	3,127	97.6%
Management Fees	-	109	(109)	(100.0)%	109	574	(465)	(81.0)%
Default and Related Expenses	767	564	203	36.0%	564	700	(136)	(19.4)%
General and Administrative Expenses	10,232	3,720	6,512	175.1%	3,720	54	3,666	6788.9%
Organizational Costs	300	-	300	(100.0)%	-	-	-	N/A
Offering Costs	209	6,149	(5,940)	(96.6)%	6,149	-	6,149	N/A
Interest Expense	9,072	2,071	7,001	338.0%	2,071	267	1,804	675.7%
Restructuring charges	204	-	204	N/A	-	-	-	N/A
Depreciation and Amortization Expense	1,796	1,473	323	21.9%	1,473	702	771	109.8%
Loss (Gain) on Disposal of Assets	(201)	1,209	(1,410)	(116.6)%	1,209	-	1,209	N/A
Loss on Settlement	281	-	281	N/A	-	-	-	N/A
Provision for Credit Losses	1,000	47,454	(46,454)	(97.9)%	47,454	79,299	(31,845)	(40.2)%
Impairment of REO	1,529	46,856	(45,327)	(96.7)%	46,856	8,000	38,856	485.7%

Total Costs and Expenses	$38,928	$120,796	$(81,868)	(67.8)%	$120,796	$96,999	$23,797	24.5%

Property Taxes and Other Operating Expenses for Real Estate Owned.    Such expenses include property taxes, home owner association dues, utilities, and repairs and maintenance.  During the years ended December 31, 2011, property taxes and other operating expenses for REO assets were $5.5 million, and increase $0.6 million or 12.4%, from $4.9 million for the year ended December 31, 2010.

During the years ended December 31, 2010 and 2009, operating expenses for REO assets were $4.9 million and $4.2 million, respectively, an increase of $0.7 million or 15.7%. Of these totals, property taxes accounted for $2.9 million, $2.5 million and $2.4 million for the years ended December 31, 2011, 2010 and 2009, respectively. The increase in operating expenses for REO assets is attributable to the increasing number of properties acquired through foreclosures. We held 41, 39 and 20 REO properties at December 31, 2011, 2010 and 2009, respectively. We expect such costs and expenses to increase as we continue to exercise remedies on loans in default and to decrease as we dispose of real estate held for sale.

Professional Fees.   Professional fees consist of: legal fees for enforcement, litigation, SEC reporting and other purposes; fees for external valuation services; fees paid for asset management services relating to portfolio management; fees for external accounting, audit and tax services; fees for strategic consulting services; fees for non-capitalized information technology costs; and other general consulting costs. During the year ended December 31, 2011, professional fees expense was $8.3 million, an increase of $2.0 million, or 30.7%, from $6.3 million for the year ended December 31, 2010. The year over year increase is attributed to principally to higher legal, strategic consulting and information technology consulting fees, offset by lower valuation costs, asset management fees, and lower accounting and audit costs.

During the years ended December 31, 2010 and 2009, professional fees were $6.3 million and $3.2 million, respectively, an increase of $3.1 million or 97.6%. The increase in these costs was attributed to numerous factors including the increasing defaults and foreclosures in our loan portfolio, the cost of valuation services provided in connection with our on-going evaluation of the portfolio, increased litigation related fees and the costs of public reporting, including requirements under the Sarbanes-Oxley Act and related requirements. Also, certain costs that the Manager elected to pay in previous periods (but was not contractually required to pay), such as public reporting costs, are now borne by us.

Management Fees.   During the year ended December 31, 2010, management fee expense was $0.1 million, a decrease of $0.5 million, or 81.0%, from $0.6 million for the year ended December 31, 2009. Management fee expense as a percentage of mortgage interest income was 7.5% and 2.7% for the years ended December 31, 2010 and 2009, respectively. The decrease in management fee expense for the years ended December 31, 2010 and 2009 is directly related to the significant decline in the “Earning Asset Base” of our loan portfolio at December 31, 2010 and 2009, as previously described, and the elimination of the payment of management fees, which became effective upon acquisition of the Manager on June 18, 2010. As such, there was no management fee expense recorded in fiscal 2011.

Default and Related Expenses.   During the year ended December 31, 2011, default and related expenses were $0.8 million, an increase of $0.2 million, or 36.0%, from $0.6 million for the year ended December 31, 2010. During the year ended December 31, 2010, default and related expenses were $0.6 million, a decrease of $0.1 million, or 19.4%, from $0.7 million for the year ended December 31, 2009. Default and related expenses vary based on the level of enforcement and number of defaults and foreclosures experienced by us in the related periods. However, a significant portion of other costs relating to defaults are included in professional fees.

General and Administrative Expenses.    In connection with the acquisition of the Manager effective June 18, 2010, we became responsible for various general and administrative expenses previously incurred by the Manager, including, but not limited to, rents, salaries and other operational costs.  During the year ended December 31, 2011, general and administrative expenses were $10.2 million, an increase of $6.5 million, or 175.1%, from $3.7 million for the year ended December 31, 2010. There were minimal general and administrative expenses during fiscal 2009. The increase in general and administrative expenses is attributed to a full year of expenses in 2011 as compared to 2010, which reflects expenses incurred for the period June 18, 2010 (date of acquisition) through December 31, 2010. The approximate amount of fund-related expenses paid by the Manager (not included in the accompanying financial statements) was $2.7 million for the period January 1, 2010 through June 18, 2010 (date of acquisition) and $5.9 million for the year ended December 31, 2009.

In addition, we incurred certain non-recurring costs relating to the separation of our former CEO, including payments made or payable by us totaling $1.2 million under the terms of his separation agreement, as well as a charge of $1.2 million for the excess of the amount paid by an affiliate of NW Capital for the purchase of the common shares owned by the former CEO over the deemed fair value of the stock as determined by an independent valuation firm, which is recorded as compensation expense. Also, general and administrative expense for the year ended December 31, 2011 includes stock-based compensation expense of $0.2 million and $0.1 million relating to the settlement of certain litigation. Finally, we also incurred $0.5 million in operating costs relating to Infinet.

Organizational Costs. During the year ended December 31, 2011, we incurred organizational costs of $0.3 million relating to the start-up of Infinet, an exploratory business venture and our wholly-owned subsidiary. No such costs were incurred during the years ended December 31, 2010 or 2009.

Offering Costs.    During the year ended December 31, 2011 and 2010, we incurred and wrote-off offering costs incurred totaling $0.2 million and $6.2 million, respectively. During the year ended December 31, 2010, we wrote-off all previously capitalized incremental and current costs totaling $6.2 million relating to the proposed initial public offering due to the indefinite postponement of that offering. Because the consummation of any prospective initial public offering is not probable in the near term, we expensed all such costs until we have a definitive timeline established for any prospective initial public offering. No such write-offs occurred during the years ended December 31, 2009.

Interest Expense.   Interest expense includes interest incurred in connection with the NW Capital loan, loan participations issued to third parties, borrowings from the Manager and borrowings from various banks. During the year ended December 31, 2011, interest expense was $9.1 million as compared to $2.1 million for the year ended December 31, 2010, an increase of $7.0 million or 338.0%. The increase in interest expense is attributed to interest incurred on the $50.0 million NW Capital loan as well as the amortization of the related deferred financing costs.

During the year ended December 31, 2010, interest expense was $2.1 million, an increase of $1.8 million, or 675.7%, from $0.3 million for the year ended December 31, 2009. Interest expense for the year ended December 31, 2010 was incurred in connection with the previous borrowings from the Manager, which were paid off in the second quarter of 2010, and $16.9 million in notes payable, which were secured in 2010. Interest expense for the year ended December 31, 2009 was incurred in connection with a $6.0 million borrowing from the Manager.

Restructuring Charges.  During the year ended December 31, 2011, the Company’s management approved a plan to undertake a series of actions to restructure its business operations in an effort to reduce operating expenses and refocus resources on pursuing other target market opportunities more closely in alignment with the Company’s revised business strategy. In connection with this plan, we recorded restructuring charges of $0.2 million during the year ended December 31, 2011. No such amounts were incurred in fiscal 2010 or 2009.

Depreciation and Amortization Expense.  During the year ended December 31, 2011, depreciation and amortization expenses was $1.8 million, an increase of $0.3 million or 21.9% from $1.5 million for the year ended December 31, 2010. The increase in 2011 depreciation is attributed to an adjustment to the estimated useful life of certain assets that resulted in an acceleration of depreciation for such assets.

During the year ended December 31, 2010, depreciation and amortization expenses was $1.5 million, an increase of $0.8 million or 109.8% from $0.7 million for the year ended December 31, 2009. This increase is due to a full year of depreciation in 2010 relating to the acquisition of an operating property acquired through foreclosure in mid-2009.

Gain/Loss on Disposal of Assets.   During the year ended December 31, 2011, we sold certain loans and REO assets for $22.5 million (net of selling costs) and recognized a net gain of $0.2 million.  During the year ended December 31, 2010, we sold certain loans and REO assets for $12.6 million (net of selling costs) and recognized a net loss of $1.2 million.  No such transactions occurred during the years ended December 31, 2009.

Loss on Settlement.   On January 31, 2012, we reached a tentative settlement in principle to resolve certain claims asserted by the plaintiffs in the Litigation. The tentative settlement in principle, memorialized in the MOU, is subject to certain class certification conditions, confirmatory discovery and final court approval (including a fairness hearing). One of the key elements of the tentative settlement includes a cash deposit by us of $1.65 million into a settlement escrow account (less specified amounts to be held in a reserve escrow account for use by us to fund our defense costs for other unresolved litigation) which will be distributed (after payment of notice and administration costs and any amounts awarded by the Court for attorneys' fees and expense) to Class members in proportion to the number of our shares held by them as of June 23, 2010. During the year ended December 31, 2011, we recorded a loss on settlement equal to the amount of the cash payment required of $1.65 million, net of related anticipated insurance proceeds of approximately $1.3 million.

Provision for Credit Losses.    Asset values have dropped significantly in many areas where we have a security interest in collateral securing our loans, which resulted in significant non-cash provisions for credit losses during the years ended December 31, 2010 and 2009, and to a lesser extent during the year ended December 31, 2011. Based on the valuation analysis performed on our loan portfolio during the years ended December 31, 2011, 2010 and 2009, we recorded provision for credit losses of $1.0 million, $47.5 million and $79.3 million, respectively.

Impairment of Real Estate Owned.  Similarly, the value of real estate owned has suffered similar declines in value during the years ended December 31, 2011, 2010 and 2009. For REO assets, we performed an analysis to determine the extent of impairment in valuation for such assets deemed to be other than temporary. Moreover, during the third quarter of 2010, we changed the classification of certain REO assets that were previously held for development to held for sale in connection with our new business strategy following the Conversion Transactions. Based on our analysis, during the years ended December 31, 2011, 2010 and 2009, we recorded impairment charges in the amount of $1.5 million, $46.9 million and $8.0 million, respectively.

Loan Originations, Loan Types, Borrowers, the Underwriting Process and Loan Monitoring

Lending Activities

As of December 31, 2011, our loan portfolio consisted of 21 first mortgage loans with a carrying value of $103.5 million. In comparison, as of December 31, 2010, our loan portfolio consisted of 38 first mortgage loans with a carrying value of $153.2 million. Given the non-performing status of the majority of the loan portfolio and the suspension of significant lending activities, there has been limited loan activity during the year ended December 31, 2011. Except for the origination of three loans totaling $8.0 million relating to the financing of a portion of the sale of certain REO assets during 2011, no new loans were originated during the year ended December 31, 2011.  Similarly, we originated only four loans during 2010 totaling $3.5 million relating to the partial financing of the sale of certain REO assets. As of December 31, 2011 and 2010, the valuation allowance represented 57.8% and 70.5%, respectively, of the total outstanding loan principal balances.

Lien Priority

Historically, all mortgage loans have been collateralized by first deeds of trust (mortgages) on real property, and generally include a personal guarantee by the principals of the borrower. Often the loans are secured by additional collateral. However, during 2010, we agreed to subordinate portions of our first lien mortgages to certain third-party lenders. As of December 31, 2011 and 2010, we had subordinated two first lien mortgages to third-party lenders in the amount of $20.4 million and $18.0 million, respectively (approximately 34% and 4% of the outstanding principal for each loan at December 31, 2011, respectively). One such subordination with a balance of $17.8 million was granted in order to provide liquidity to the borrower to complete the construction of the project, an obligation for which we had been responsible under the original loan terms. Under the terms of the subordination agreement, we may purchase or pay off the loan to the third-party lender at par. The second subordination with a balance of $2.6 million was subject to an intercreditor agreement which stipulates that the lender must notify us of any loan default or foreclosure proceedings, and we have the right, but not the obligation, to cure any event of default or to purchase the liens. The liens totaling $2.6 million are collateralized by just six of the 55 parcels that comprise the collateral for this loan. During the year ended December 31, 2011, we paid off one of the previous senior liens in the amount of $1.6 million on this loan, which was treated as a protective advance under the loan.

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

Mortgage Loan Sales

During the year ended December 31, 2011, we sold seven mortgage loans for $13.2 million (net of selling costs), of which we financed $7.8 million, and recognized a loss on sale of $0.1 million. During the year ended December 31, 2010, we sold five mortgage loans for $5.6 million (net of selling costs), of which we financed $1.1 million, and recognized a gain on sale of $0.1 million.

Geographic Diversification

Our mortgage loans consist of loans where the primary collateral is located in Arizona, California, New Mexico, Idaho and Utah. The concentration of our loan portfolio in Arizona and California, markets in which values have been severely impacted by the decline in the real estate market, totals 92.0% and 90.1% at December 31, 2011 and 2010, respectively. Since we have effectively stopped funding new loans, as a result of other factors, our ability to diversify our portfolio is significantly impaired.  The change in the geographic diversification of our loans is primarily attributed to the foreclosure and transfer of loans to REO assets.

While our geographic concentration has been focused primarily in the southwestern United States, we expect to further diversify our investments geographically if attractive opportunities arise when we recommence lending activities.

See “Note 5 – Mortgage Investments, Loan Participations and Loan Sales” in the accompanying consolidated financial statements and Part II, Item 6. - "Selected Financial Data" for additional information regarding the geographic diversification of our loan portfolio.

Interest Rate Information

Our loan portfolio includes loans that carry variable and fixed interest rates. All variable interest rate loans are indexed to the Prime rate with interest rate floors. At December 31, 2011 and 2010, respectively, the Prime rate was 3.25% per annum.

Despite these interest rates, the majority of our existing loans are in non-accrual status. At December 31, 2011, three of our 21 portfolio loans were performing and had an average principal balance of $2.4 million and a weighted average interest rate of 10.6%. At December 31, 2010, eight of our 38 portfolio loans were performing and had an average principal balance of $1.2 million and a weighted average interest rate of 10.1%. For additional discussion regarding the impact of pro forma increases or decreases in the Prime rate, see “Quantitative and Qualitative Disclosures about Market Risk” located elsewhere in this Form 10-K.

See Note 5 – “Mortgage Investments, Loan Participations and Loan Sales” in the accompanying consolidated financial statements and Part II, Item 6. - "Selected Financial Data" for additional information regarding interest rates for our loan portfolio.

Loan and Borrower Attributes

The collateral supporting our loans generally consists of fee simple real estate zoned for residential, commercial or industrial use. The real estate may be in any stage of development from unimproved land to finished buildings with occupants or tenants.

From a collateral standpoint, we believe the level of risk decreases as the borrower obtains governmental approvals (i.e., entitlements) for development. When the ultimate goal is to build an existing structure that can be sold or rented, in general, fully entitled land that is already approved for construction is more valuable than a comparable piece of land that has received no entitlement approvals. Each municipality or other governmental agency has its own variation of the entitlement process; however, in general, the functions tend to be relatively similar. In general, the closer to completion a construction project may be, the lower the level of risk that construction will be delayed.

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

Upon maturity of any loan, if the borrower requests an extension of the loan or is unable to payoff our loan or refinance the property, the request is analyzed using our underwriting procedures to determine whether the collateral value remains intact and/or whether an advance of additional interest reserves is warranted. If the value of the collateral does not meet our requirements and the borrower is unable to offer additional concessions, such as additional collateral, we typically begin enforcement proceedings which may result in foreclosure. Valuation of the underlying collateral for all loans is subject to quarterly analysis to determine whether any impairment is warranted. If a loan enters default status and is deemed to be impaired because the underlying collateral value is insufficient to recover all loan amounts due, we generally cease the capitalization of interest into the loan balance.

We also classify loans into categories based on the underlying collateral’s projected end-use for purposes of identifying and managing loan concentration and associated risks. As of December 31, 2011, the original projected end-use of the collateral under our loans was comprised of 46.8% residential, 30.7% mixed-use, 22.1% commercial and the balance for industrial. As of December 31, 2010, the original projected end-use of the collateral under our loans was comprised of 48.8% residential, 35.1% mixed-use, 15.8% commercial and the balance for industrial.

With our suspension of the funding of new loans, the concentration of loans by type of collateral and end-use is expected to remain consistent within our current portfolio. As of December 31, 2011 and 2010, respectively, the concentration of loans by type of collateral and end-use was relatively consistent over these periods. Changes in classifications are primarily a result of foreclosures of certain loans.

We intend to continue the process of disposing of a significant portion of our existing assets, individually or in bulk, and to utilize the proceeds for operating purposes or, to the extent excess funds are available, to reinvest the proceeds from such dispositions in our target assets. Accordingly, we intend to introduce additional loan and other asset types as a further means of classifying our assets.

At December 31, 2011, approximately 60% of the valuation allowance was attributable to residential-related projects, 40% to mixed-use projects and the balance to commercial and industrial projects. We estimate that, as of December 31, 2010, approximately 54% of the valuation allowance is attributable to residential-related projects, 44% to mixed-use projects, and the balance to commercial and industrial projects.

See “Note 5 – Mortgage Investments, Loan Participations and Loan Sales” in the accompanying consolidated financial statements and Part II, Item 6. - "Selected Financial Data" for additional information regarding the classification of our loan portfolio.

Changes in the Portfolio Profile — Scheduled Maturities

The outstanding principal balance of mortgage loans, net of the valuation allowance, as of December 31, 2011 and 2010, have scheduled maturity dates within the next several quarters as follows:

December 31, 2011
Quarter	#	Amount	Percent
Matured	16	$144,405	58.9%
Q1 2012	2	2,719	1.1%
Q3 2012	2	93,566	38.2%
Q3 2013	1	4,500	1.8%
Total	21	245,190	100.0%
Less: Valuation Allowance		(141,687)

Net Carrying Value		$103,503

Of the total of matured loans as of December 31, 2011, approximately 14% matured in the year ended December 31, 2008, 53% matured in the year ended December 31, 2009, 6% matured in the year ended December 31, 2010 and 27% matured in the year ended December 31, 2011.

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

See “Note 5 – Mortgage Investments, Loan Participations and Loan Sales” in the accompanying consolidated financial statements and Part II, Item 6. - "Selected Financial Data" for additional information regarding loan modifications.

Operating Properties and Real Estate Held for Development or Sale

REO assets are reported as either operating properties, held for development or held for sale, depending on whether we plan to hold operating assets received in foreclosure, develop land-related assets prior to selling them or instead sell them in the immediate future, and whether they meet the criteria to be classified as held for sale under GAAP. The estimation process involved in the valuation of REO assets is inherently uncertain since it requires estimates as to the consideration of future events and market conditions. Our estimate of fair value is based on our intent regarding the proposed development of the related asset, if deemed appropriate, as opposed to a sale of such property on an as-is basis. In such cases, we evaluate whether we have the intent, resources and ability to carry out the execution of our disposition strategy under normal operating circumstances, rather than a forced disposition under duress. Economic, market, environmental and political conditions, such as exit prices and absorption rates, may affect management’s plans for development and marketing of such properties. In addition, the implementation of such plans could be affected by the availability of financing for development and construction activities, if such financing is required. Accordingly, the ultimate realization of our carrying values of our real estate properties is dependent upon future economic and market conditions, the availability of financing, and the resolution of political, environmental and other related issues, many of which are beyond our control.

At December 31, 2011, we held total REO assets of $95.5 million, of which $44.9 million was held for development, $30.9 million was held for sale, and $19.6 million was held as operating property. At December 31, 2010, we held total REO assets of $89.5 million, of which $36.7 million was held for development, $31.8 million was held for sale and $21.0 million was held as operating property. Such assets are located in California, Texas, Arizona, Minnesota, Nevada, New Mexico and Idaho.

We continue to evaluate various alternatives for the ultimate disposition of these investments, including partial or complete development of the properties prior to sale or disposal of the properties on an as-is basis. Project development alternatives may include, either through joint venture or on a project management basis, the development of the project through entitlement prior to sale, completion of various improvements or complete vertical construction prior to sale. For additional information regarding these properties, see the section titled Item 2. “Business — Properties.”

During the year ended December 31, 2011, we foreclosed on 12 loans (resulting in 10 property additions) and took title to the underlying collateral with net carrying values totaling $13.7 million as of December 31, 2011. During the year ended December 31, 2010, we foreclosed on twenty loans and took title to the underlying collateral with net carrying values totaling $32.9 million as of December 31, 2010. Additionally, we acquired an additional lot held for sale in 2010 in connection with the acquisition of the Manager with a carrying value of $39,000. The number of REO property additions does not necessarily correspond directly to the number of loan foreclosures as some loans have multiple collateral pieces that are viewed as distinct REO projects or, alternatively, we may have foreclosed on multiple loans to one borrower relating to the same REO project.

REO Sales

We are periodically approached on an unsolicited basis by third parties expressing an interest in purchasing certain REO assets. However, except for those assets designated for sale, management had not developed or adopted any formal plan to dispose of these assets or such assets do not meet one or more of the GAAP criteria as being classified as held for sale (e.g., the anticipated disposition period may extend beyond one year). During 2011, we sold seven REO assets or portions thereof for $9.4 million (net of selling costs), of which we financed $0.2 million, for a gain of $0.3 million. During the year ended December 31, 2010, we sold five REO assets or portions thereof for $6.9 million (net of selling costs), of which we financed $2.2 million, resulting in a gain on disposal of real estate of $1.2 million. All REO assets owned by us are located in California, Arizona, Texas, Minnesota, Nevada and Idaho.

REO Planned Development

Costs related to the development or improvements of the real estate assets are generally capitalized and costs relating to holding the assets are generally charged to expense. Cash outlays for capitalized development costs totaled $0.7 million, $1.6 million and $2.5 million during the years ended December 31, 2011, 2010 and 2009, respectively. In addition, costs and expenses related to operating, holding and maintaining such properties (including property taxes), which are expensed and included in operating expenses for REO assets in the accompanying consolidated statement of operations, totaled approximately $5.5 million, $4.9 million and $4.2 million for the years ended December 31, 2011, 2010 and 2009, respectively. The nature and extent of future costs for such properties depends on the holding period of such assets, the level of development undertaken, our projected return on such holdings, our ability to raise funds required to develop such properties, the number of additional foreclosures and other factors. While our assets are generally available for sale, we continue to evaluate various alternatives for the ultimate disposition of these investments, including partial or complete development of the properties prior to sale or disposal of the properties on an as-is basis.

REO Classification

As of December 31, 2011, approximately 46% of our REO assets were originally projected for development of residential real estate, 18% was scheduled for mixed-used real estate development, and 36% was planned for commercial or industrial use. As of December 31, 2010, approximately 39% was originally projected for development of residential real estate, 24% was scheduled for mixed-used real estate development, and 37% was planned for commercial use. We are currently evaluating our use and disposition options with respect to these projects. The real estate held for sale consists of improved and unimproved residential lots, completed residential units and completed commercial properties located in California, Arizona, Texas, Nevada and Idaho.

We intend to continue the process of disposing of a significant portion of our existing assets, individually or in bulk, which we anticipate will result in the further reclassification of an additional portion of our REO assets as held for sale.

See “Note 6 – Operating Properties and Real Estate Held for Development or Sale” in the accompanying consolidated financial statements for additional information.

Important Relationships Between Capital Resources and Results of Operations

 Summary of Existing Loans in Default

We continue to experience loan defaults as a result of depressed real estate market conditions and lack of takeout financing in the marketplace. Loans in default may encompass both non-accrual loans and loans for which we are still accruing income, but are delinquent as to the payment of accrued interest or are past scheduled maturity. At December 31, 2011, 18 of our 21 loans with outstanding principal balances totaling $238.0 million were in default, of which 16 with outstanding principal balances totaling $144.4 million were past their respective scheduled maturity dates, and the remaining two loans have been deemed non-performing based on the value of the underlying collateral in relation to the respective carrying value of the loans. At December 31, 2010, 30 of our 38 loans with outstanding principal balances totaling $407.4 million were in default, of which 25 with outstanding principal balances totaling $280.3 million were past their respective scheduled maturity dates, and the remaining five loans were in default as a result of delinquency on outstanding interest payments or were deemed non-performing based on the value of the underlying collateral in relation to the respective carrying value of the loan. In light of current economic conditions and in the absence of a recovery of the credit markets, it is anticipated that many, if not most, loans with scheduled maturities within one year will not be paid off at the scheduled maturity.

Of the 30 loans that were in default at December 31, 2010, 15 of these loans remained in default status as of December 31, 2011, 12 such loans were foreclosed upon, three loans were sold and three new loans were added during the year ended December 31, 2011.

We are exercising enforcement action which could lead to foreclosure upon 17 of the 18 loans in default.  Of these 17 loans upon which we are exercising enforcement action, we completed foreclosure on five loans (resulting in the addition of four properties) subsequent to December 31, 2011 with a net carrying value of $5.8 million.  The timing of foreclosure on the remaining is dependent on several factors including applicable states statutes, potential bankruptcy filings by the borrowers, our ability to negotiate a deed-in-lieu of foreclosure and other factors.

As of December 31, 2011, two of the loans that are in non-accrual status relate to a borrowing group that is not in technical default under the loan terms. However, due to the value of the underlying collateral for these collateral dependent loans, we have deemed it appropriate to maintain these loans in non-accrual status.

We are continuing to work with the borrower with respect to the remaining one loan in default in order to seek to maintain the entitlements on the related project and, thus, the value of our existing collateral. These negotiations may result in a modification of the existing loan.

See “Note 5 – Mortgage Investments, Loan Participations and Loan Sales” in the accompanying consolidated financial statements and Part II, Item 6. - "Selected Financial Data" for additional information regarding loans in default.

Valuation Allowance and Fair Value Measurement of Loans and Real Estate Held for Sale

We perform a valuation analysis of our loans not less frequently than on a quarterly basis. Evaluating the collectability of a real estate loan is a matter of judgment. We evaluate our real estate loans for impairment on an individual loan basis, except for loans that are cross-collateralized within the same borrowing groups. For cross-collateralized loans within the same borrowing groups, we perform both an individual loan evaluation as well as a consolidated loan evaluation to assess our overall exposure to those loans. In addition to this analysis, we also complete an analysis of our loans as a whole to assess our exposure for loans made in various reporting periods and in terms of geographic diversity. The fact that a loan may be temporarily past due does not result in a presumption that the loan is impaired. Rather, we consider all relevant circumstances to determine if, and the extent to which, a valuation allowance is required. During the loan evaluation, we consider the following matters, among others:

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

Similarly, REO assets that are classified as held for sale are measured at the lower of carrying amount or fair value, less estimated cost to sell. REO assets that are classified as held for development are considered “held and used” and are evaluated for impairment when circumstances indicate that the carrying amount exceeds the sum of the undiscounted net cash flows expected to result from the development and eventual disposition of the asset.  If an asset is considered impaired, an impairment loss is recognized for the difference between the asset’s carrying amount and its fair value, less estimated cost to sell. If we elect to change the disposition strategy for our real estate held for development, and such assets were deemed to be held for sale, we would likely record additional impairment charges, and the amounts could be significant.

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

See “Note 7 – Fair Value” in the accompanying consolidated financial statements for a summary of procedures performed.

Valuation Conclusions

Based on the results of our evaluation and analysis, while some loans experienced declines in fair value, other loans improved in fair value resulting in a net increase in the valuation allowance as of December 31, 2011. For the years ended December 31, 2011, 2010 and 2009, we recorded provisions for credit losses, net of recoveries, of $1.0 million, $47.5 million and $79.3 million, respectively. As of December 31, 2011, the valuation allowance totaled $141.7 million, representing 57.8% of the total outstanding loan principal balances. As of December 31, 2010, the valuation allowance totaled $294.1 million, representing 70.5% of the total loan portfolio principal balances. The provision for credit loss recorded during the year ended December 31, 2011 was primarily attributed to one of our larger loans secured by a hospitality asset that experienced a significant decrease in operating performance. However, based on our analysis, since this is our only loan secured by a hospitality asset, we do not believe the decline in related value should extend nor be extrapolated to our other real estate assets. The reduction in the valuation allowance in total and as a percentage of loan principal is primarily attributed to the transfer of the allowance associated with loans on which we foreclosed and the charge off of valuation allowance on loans which were sold during fiscal 2011.

In addition, during the years ended December 31, 2011 and 2010, we recorded impairment charges of $1.5 million and $46.9 million, respectively, relating to the further write-down of certain real estate acquired through foreclosure during the respective periods.

With the existing valuation allowance recorded as of December 31, 2011, we believe that, as of that date, the fair value of our loans and REO assets held for sale is adequate in relation to the net carrying value of the related assets and that no additional valuation allowance is considered necessary. While the above results reflect management’s assessment of fair value as of December 31, 2011 and 2010 based on currently available data, we will continue to evaluate our loans in fiscal 2012 and beyond to determine the adequacy and appropriateness of the valuation allowance and to update our loan-to-value ratios. Depending on market conditions, such updates may yield materially different values and potentially increase or decrease the valuation allowance for loans or impairment charges for REO assets.

Valuation of Real Estate Held for Development and Operating Properties

Valuation of REO assets is based on our intent and ability to execute our disposition plan for each asset and the proceeds to be derived from such disposition, net of estimated selling costs, in relation to the carrying value of such assets. REO assets for which management determines it is likely to dispose of such assets without further development are valued on an “as is” basis based on current valuations using comparable sales. If management determines that it has the intent and ability to develop the asset over future periods in order to realize a greater value, management will perform a valuation on an “as developed” basis, net of estimated selling costs but without discounting of cash flows, to determine whether any impairment exists. Management does not write up the carrying value of real estate assets held for development if the proceeds from disposition are expected to exceed the carrying value of such assets. Rather, any gain from the disposition of such assets is recorded at the time of sale. REO assets that are classified as held for sale are measured at the lower of carrying amount or fair value, less estimated cost to sell.

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

We recorded impairment charges of $1.5 million, $46.9 million and $8.0 million relating to the impairment in value of REO assets deemed to be other than temporary impairment, during the years ended December 31, 2011, 2010 and 2009, respectively. The impairment charges in 2010 and 2009 were primarily a result of a change in management’s disposition strategy for selected REO assets from a development approach to a disposal approach based on recent values consistent with the change in business strategy resulting from the Conversion Transactions. In 2011, the impairment charges were primarily to adjust the fair value of our REO held for sale.

If we elect to change the disposition strategy for our real estate held for development, and such assets were deemed to be held for sale, we would likely record additional impairment charges, and the amounts could be significant. However, given our valuation methodology for valuing such assets, we do not expect such amounts to be of the levels previously recorded. As of December 31, 2011 and 2010, approximately 93% of our REO carrying value assets were based on an “as is” valuation while only 7% were valued on an “as developed” basis. We believe the estimated net realizable values of such properties equal or exceed the current carrying values of our investment in the properties as of December 31, 2011.

See “Note 6 – Operating Properties and Real Estate Held for Development or Sale” in the accompanying consolidated financial statements for procedures performed in estimating the amount of undiscounted cash flows for REO held for development and in determining the level of additional development we expect to undertake for each project and for further information regarding our REO assets.

Leverage to Enhance Portfolio Yields

We have not historically employed a significant amount of leverage to enhance our investment yield. However, we have recently secured a limited amount of debt and may deem it beneficial, if not necessary, to employ additional leverage for us in the future.

Current and Anticipated Borrowings

On June 7, 2011, we entered into and closed funding of a $50.0 million senior secured convertible loan with NW Capital. The loan matures on June 6, 2016 and bears interest at a rate of 17% per year. The lender elected to defer all interest due through December 7, 2011 and 5% of the interest accrued from December 8, 2011 to December 31, 2011. Thereafter, the lender, at its sole option, may make an annual election to defer a portion of interest due representing 5% of the total accrued interest amount, with the balance (12%) payable in cash. NW Capital has made the election to defer the 5% interest for the year ending December 31, 2012. Deferred interest is capitalized and added to the outstanding loan balance on a quarterly basis. Interest is payable quarterly in arrears beginning on January 1, 2012, and thereafter each April, July, October and January during the term of the loan.

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

The proceeds from the loan may be used: for working capital and funding our other general business needs; for certain obligations with respect to our real property owned, and, as applicable, the development, redevelopment and construction with respect to certain of such properties; for certain obligations with respect to, and to enforce certain rights under, the collateral for our loans; to originate and acquire mortgage loans or other investments; to pay costs and expenses incurred in connection with the convertible loan; and for such other purposes as may be approved by NW Capital in its discretion.See “Note 9 – Notes Payable” in the accompanying consolidated financial statements for additional information regarding this loan.

As described elsewhere in this Form 10-K, on January 31, 2012, we reached a tentative settlement in principle to resolve claims asserted by the plaintiffs in the Litigation, the terms of which have been memorialized in the MOU. Under the terms of the tentative settlement, if approved, we have agreed to offer $20.0 million of 4% five-year subordinated notes to members of the Class in exchange for 2,493,765 shares of IMH common stock at an exchange rate of $8.02 per share. In addition, we have agreed to offer to class members that are accredited investors $10.0 million of convertible notes with the same economic terms as the convertible notes previously issued to NW Capital. There can be no assurance that the court will approve the tentative settlement in principle. Further, the judicial process to ultimately settle this action is estimated to take a minimum of six to nine months or longer.

Other Notes Payable Activity

In January 2010, we entered into a settlement agreement with respect to litigation involving the responsibility and ownership of certain golf club memberships attributable to certain property acquired through foreclosure. Under the terms of the settlement agreement, we agreed to execute two promissory notes for the golf club memberships totaling $5.3 million. The notes are secured by the security interest on the related lots, are non-interest bearing and mature on December 31, 2012. Due to the non-interest bearing nature of the loans, in accordance with applicable accounting guidance, we imputed interest on the notes at our incremental borrowing rate of 12% per annum and recorded the notes net of the discount. The discount is being amortized to interest expense over the term of the notes and totaled approximately $0.5 million and $0.1 million for the years ended December 31, 2011 and 2010, respectively. The net principal balance of the notes payable at December 31, 2011 was $4.7 million and the remaining unamortized discount was approximately $0.6 million.

All other debt that was outstanding at December 31, 2010 was repaid in fiscal 2011 utilizing funds from the proceeds of the NW Capital loan or from the sale of the related assets that served as collateral for such debt. See Note 9 – “Notes Payable” in the accompanying consolidated financial statements for further information regarding notes payable activity.

Our investment policy, the assets in our portfolio and the decision to utilize leverage are periodically reviewed by our board of directors as part of their oversight of our operations. We may employ leverage, to the extent available and permitted, through borrowings to finance our assets or operations, to fund the origination and acquisition of our target assets and to increase potential returns to our stockholders. Although we are not required to maintain any particular leverage ratio, the amount of leverage we will deploy for particular target assets will depend upon our assessment of a variety of factors, which may include the anticipated liquidity and price volatility of the target assets in our portfolio, the potential for losses and extension risk in our portfolio, the gap between the duration of our assets and liabilities, including hedges, the availability and cost of financing the assets, our opinion of the creditworthiness of our financing counterparties, the health of the U.S. economy and commercial mortgage markets, our outlook for the level, slope, and volatility of interest rates, the credit quality of our target assets, the collateral underlying our target assets, and our outlook for asset spreads relative to the LIBOR curve. Our charter and bylaws do not limit the amount of indebtedness we can incur, and our board of directors has discretion to deviate from or change our indebtedness policy at any time. We intend to use leverage for the sole purpose of financing our portfolio and not for the purpose of speculating on changes in interest rates.

Nevertheless, under the NW Capital loan agreement and the Certificate of Designation for Series A Preferred Stock, we are subject to numerous borrowing restrictions. We are not permitted to sell, convey, mortgage, grant, bargain, encumber, pledge, assign or transfer any interest in any REO or loan collateral, whether voluntarily or involuntarily, without the prior written consent of NW Capital. Moreover, we are not allowed to create, incur, assume or permit to exist any lien on any REO or loan collateral, except for permitted encumbrances or liens, and other than the loan and certain permitted borrowings at the time of closing of the NW Capital loan, we may not incur any other debt, except for anticipated rights offering and notes exchange debt, in each case without the prior written consent of NW Capital. However, since our liquidity strategy is largely dependent on the sale of current assets, we do not expect NW Capital’s approval to sell such assets to be unreasonably withheld.

However, after two years following the loan closing date, as long as we maintain a pledged asset coverage value of at least $250 million, and we are in compliance with the NW Capital loan, we are permitted to borrow funds under one or more lines of credit from an institutional lender, but such debt may not be secured by the NW Capital loan collateral. The amount of permitted borrowings is subject to minimum tangible net worth requirements, leverage ratio, a fixed charge coverage ratio and a loan-to-value maximum.

Liquidity and Capital Resources

We require liquidity and capital resources to acquire and originate our target assets, as well as for costs, expenses and general working capital needs, including maintenance and development costs for REO assets, general and administrative operating costs, management fees and loan enforcement costs, interest expense on the NW Capital loan (or preferred dividends upon conversion), participations and loans, repayment of principal on borrowings and other expenses. We also may require liquidity if we choose to redeem up to 838,448 shares of our Class C common stock in an initial public offering, less underwriting discounts and commissions, and subject to availability of legally distributable funds, to pay a one-time special dividend in respect to our Class B common stock, as well as the payment of any future dividends or other distributions we might declare. We expect our primary sources of liquidity over the next twelve months to consist of the net proceeds from the NW Capital loan and proceeds from the disposition of a substantial portion of our existing assets. However, given the lack of significant sales activity experienced and the actual prices that may be realized from the sale of loans and REO assets, the disposition of these assets may not have a significant effect on our liquidity. We anticipate redeploying these proceeds to acquire our target assets, which will generate periodic liquidity from cash flows from dispositions of these assets through sales and interest income. In addition to the net proceeds of the NW Capital loan and the disposition of our existing portfolio of loans and REO assets, we expect to address our liquidity needs by periodically accessing the capital markets, lines of credit and credit facilities or pursuing other available alternatives which may become available to us, subject to the restrictions provided under the NW Capital loan agreement. We discuss our capital requirements and sources of liquidity in further detail below.

Financial Statement Presentation and Liquidity

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. Due to unprecedented dislocations in the real estate and capital markets, we have experienced a significant reduction in loan payoffs from borrowers and an increase in delinquencies, non-performing loans and REO assets, resulting in a substantial reduction in our historical cash flows. We have taken a number of measures to provide liquidity, including, among other things, securing financing from the NW Capital loan, engaging in efforts to sell whole loans and participate interests in our loans, and to dispose of certain real estate. We have also consummated the Conversion Transactions in an effort to ultimately position us for an initial public offering, the net proceeds of which will help us in addressing our liquidity needs. In addition, we expect to continue to pursue the sale of a substantial portion of our existing REO assets and loans in order to assist us in addressing our liquidity needs and re-commence investing activities.

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

We have engaged NWRA and other consultants to provide asset management services, and have explored various options, including the pledging of loans in exchange for borrowings from commercial banks or private investment funds, and the possibility of private or public equity or debt offerings. During 2011, we saw an increased level of market activity and unsolicited offers received from interested third parties to purchase our assets. To date, we have closed a limited number of these liquidity transactions due to the continued disruptions in the real estate-related credit markets. However, we have sold a sufficient number of assets to continue operating the business and administrating the loans and real estate. The sales of such assets thus far have been primarily based on distressed valuation pricing because of the substantial supply of assets in the market. Effective March 2011, in connection with the resignation of our previous consultants, we entered into an agreement with NWRA to provide a diagnostic review of us and our existing assets, the development and, subject to our review, modification and approval of recommended actions, implementation of a plan for originating, analyzing and closing new investment transactions, and an assessment of our business and capital market alternatives.

In addition, we have secured $50 million in debt financing from NW Capital to allow us the time and resources necessary to meet liquidity requirements and dispose of assets in a reasonable manner and on terms more favorable to us. However, the dislocations and uncertainty in the economy, and in the real estate, credit, and other markets, have created an extremely challenging environment that will likely continue for the foreseeable future, and we cannot assure you that we will be able to dispose of assets in a timely manner or on terms favorable to us.

While we were successful in securing $50 million in financing from the NW Capital loan closing in June 2011, there is no assurance that we will be successful in selling existing real estate assets or implementing our investment strategy in a timely manner in order to sufficiently fund on-going operations or obtain additional financing if needed, and if available, there are no assurances that the financing will be at commercially acceptable terms or permitted by NW Capital. Failure to generate sustainable earning assets may have a further adverse effect on our business, results of operations and financial position.

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

We expect our primary sources of liquidity over the next twelve months to consist of the net proceeds generated by the NW Capital loan and the disposition of a substantial portion of our existing loan and REO assets. However, there can be no assurance that we will be able to dispose of existing assets held for sale at the prices sought or in the timeframe anticipated. We anticipate redeploying these proceeds to acquire our target assets, which will generate periodic liquidity from current investment earnings, as well as cash flows from dispositions of these assets through sale and loan participations. We discuss our capital requirements and sources of liquidity in further detail below (amounts in thousands).

Sources of Liquidity
Cash in Bank	$21,300
Sale of Loans and REO Assets	79,000
Proceeds from Mortgage Payments	4,300
Rental Income	2,800
Investment Income	4,700
Total	$112,100

Requirements for Liquidity
Acquisition of Target Assets	$(60,300)
Loans-in-Process Funding	(1,700)
Repayment of Borrowings	(5,300)
Operating Expenses for REO	(2,900)
Real Estates Taxes on REO	(1,900)
Real Estates Taxes on Loans Sold	(3,500)
Development of REO	(6,000)
Professional Fees	(4,500)
General and Administrative Expenses	(6,100)
Default and Related Expenses	(1,200)
Interest Payments	(5,400)
Accounts Payable and Accrued Taxes	(11,700)
Dividends to Stockholders	(1,600)
Total	$(112,100)

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

Loan Fundings and Investments

We require adequate liquidity to acquire our target assets and fund initial loan advances to the borrowers. We anticipate that the net proceeds available from the NW Capital loan, coupled with the cash generated from the disposition of selected assets, after deducting operating and reserve funds, will be available for investment in the target assets, which is assumed to be redeployed evenly over the 12-month period into income producing assets. Based on our assumptions, we anticipate acquiring $60.3 million of target assets over the next 12 months. Currently we have not identified specific assets to acquire, but as discussed in Business — Our Target Assets, our acquisition of the target assets will be facilitated by our access to an extensive pipeline of industry relationships, our localized market expertise, our experienced management team, our strong underwriting capabilities and our market driven investment strategy.

We expect our loan funding requirements to decrease over the shorter term and our requirements for funds to acquire commercial mortgage loans to increase as we focus more on this asset class as discussed in “Business — Our Target Assets.” Our initial loan funding amounts are typically less than the full face amount of the mortgage loan amount, in order to provide for future disbursements for construction, development, and interest. As is customary in the commercial lending business, our loan terms may require the establishment of funded or unfunded interest reserves which are included as part of the note commitment and considered in the loan to value ratios at the time of underwriting. In some cases, the borrower may elect to pay interest from its own sources. On certain loans, upon their initial funding, the reserve for future interest payments is deposited into a controlled disbursement account in the name of the borrower for our benefit. These accounts, which are held in the name of the borrowers, are not included in the consolidated balance sheets.

At December 31, 2011, none of our 21 borrowers had established funded or unfunded interest reserves. At December 31, 2010, of our 38 borrowers, two of our borrowers had established unfunded interest reserves, three borrowers had funded interest reserves available, and 33 of our borrowers were obligated to pay interest from their own alternative sources.

During the years ended December 31, 2011, 2010, and 2009, mortgage loan interest satisfied by the use of unfunded interest reserves was $0, $26,000 (or 1.8%) and $3.8 million (17.8%), respectively, of total mortgage loan interest income for each year. During the years ended December 31, 2011, 2010 and 2009, mortgage loan interest satisfied by the use of funded interest reserves was $0.1 million (6.0%), $0.1 million (6.3%) and $8.2 million (38.5%), respectively, of total mortgage loan interest income for each year.

Estimated future lending commitments at December 31, 2011 consisted of $1.7 million reserved for property taxes. This amount is recorded on the consolidated balance sheets and is shown net of loans held for sale. As of December 31, 2011 and 2010, undisbursed loans-in-process and interest reserves balances were as follows (in thousands):

	December 31, 2011		December 31, 2010
	Loans Held		Loans Held
	for Sale	Total	for Sale	Total
Undispersed Loans-in-Process per
Note Agreement	$26,527	$26,527	$56,094	$56,094
Less: amounts not to be funded	(24,827)	(24,827)	(44,626)	(44,626)
Undispersed Loans-in-Process per
Financial Statements	$1,700	$1,700	$11,468	$11,468

A breakdown of loans-in-process expected to be funded is presented below (in thousands):

	December 31,	December 31,
Loans-in-Process Allocation:	2011	2010
Unfunded Interest Reserves	$-	$6,034
Construction/Operations Commitments	-	2,466
Reserve for Protective Advances	-	1,268
Real Estate Taxes	1,700	1,700
Total Loan-in-Process	$1,700	$11,468

While the contractual amount of unfunded loans-in-process and interest reserves totaled $26.5 million and $56.1 million at December 31, 2011 and 2010, respectively, we estimate that we will fund approximately $1.7 million for real estate taxes subsequent to December 31, 2011. The difference of $24.8 million, which is not expected to be funded, relates to loans that are in default, loans that have been modified to lower the funding amount and loans whose funding is contingent on various project milestones, many of which have not been met to date and are not expected to be met given current economic conditions. Accordingly, these amounts are not reflected as funding obligations in the accompanying financial statements. We may be required to fund additional protective advances for other loans in our portfolio but such amounts, if any, are not required under the loan terms and are not determinable at this time.

With available cash and cash equivalents of $21.3 million at December 31, 2011 and other available sources of liquidity, including potential loan participations, loan sales or sales of REO assets, we expect to meet our obligation to fund these undisbursed amounts in the normal course of business.

At December 31, 2011 and 2010, approximately 84.7% and 95.4%, respectively, of our total assets consisted of mortgage loans and REO assets. Until appropriate investments can be identified, our management may invest excess cash in interest-bearing, short-term investments, including money market accounts and/or U.S. treasury securities.

Maintenance and Development Costs for Real Estate Owned and Operating Properties

We require liquidity to pay costs and fees to preserve and protect our loan collateral and the real estate we own. Operating properties and real estate held for development or sale consists primarily of properties acquired as a result of foreclosure or purchase. At December 31, 2011 and 2010, our REO assets were comprised of 41 properties and 39 properties, respectively, acquired primarily through foreclosure, with carrying values of $95.5 million and $89.4 million, respectively. Costs related to the development or improvement of the assets are capitalized and costs relating to holding the assets are charged to expense. Costs related to the development or improvements of the real estate assets are generally capitalized and costs relating to holding the assets are generally charged to expense. Cash outlays for capitalized development costs totaled $0.7 million, $1.6 million and $2.5 million during the years ended December 31, 2011, 2010 and 2009, respectively. In addition, costs and expenses related to operating, holding and maintaining such properties (including property taxes), which are expensed and included in operating expenses for REO assets in the accompanying consolidated statement of operations, totaled approximately $5.5 million, $4.9 million and $4.2 million for the years ended December 31, 2011, 2010 and 2009, respectively. Based on our existing REO assets, we expect to incur approximately $2.9 million annually relating to the on-going operations and maintenance of such assets in 2012, as well as property taxes of $1.9 million. Additionally, based on the assumed timing and amount of our anticipated liquidity sources, we anticipate spending approximately $6.0 million over the next 12 month period in connection with our development of REO assets held for development. However, the nature and extent of future costs for such properties depends on the level of development undertaken, the number of additional foreclosures and other factors.

Professional Fees

We require liquidity to pay for professional fees which consist of outside consulting expenses for a variety of legal services, asset management, audit fees for public reporting related expenses, and valuation services. During the years ended December 31, 2011 and 2010, these expenses averaged approximately $0.7 million and $0.5 million per month, respectively. We expect such expenses to decrease in 2012 as we seek to dispose of REO assets and have undertaken measures to significantly reduce this expense in 2012. We expect this expense to stabilize at approximately $0.4 million per month after the disposition of current REO assets, assuming we conduct our operations substantially consistent with current levels. We anticipate such expenses will total approximately $4.5 million over the next 12 months.

Default and Related Expenses

We require liquidity to pay for default and related expenses which consist of direct expenses related to defaulted loans, foreclosure activities or property acquired through foreclosure. These expenses include certain legal and other direct costs, as well as personnel and consulting costs directly related to defaulted loans and foreclosure activities. These expenses currently average less than $0.1 million per month. Because 18 of our 21 loans are currently in default and our intent is to actively pursue foreclosures on loans in default, we anticipate our default and related expenses in future periods will remain at approximately $0.1 million per month, or $1.2 million over the next twelve month period. This amount may increase if we are required to expend additional resources for current or future litigation.

General and Administrative Operating Costs

In addition to the expenses historically borne by the Fund, we also now require liquidity to pay various general and administrative costs previously absorbed by the Manager. As a result, our expenses include compensation and benefits, rent, insurance, utilities and other related costs of operations. Excluding non-recurring expenses in 2011, such costs currently approximate $0.7 million per month. With certain cost cutting measures that we began to implement in early 2012 (including the elimination of Infinet related costs), we anticipate annual general and administrative expenses to approximate $6.1 million in 2012. However, the variable components of such expenses may increase as our activities expand.

Debt Service

We also require liquidity to pay interest expense on loan participations and from our borrowings and for notes payable, including the NW Capital loan. During the years ended December 31, 2011 and 2010, we repaid loan principal totaling $13.8 million and $4.1 million, respectively. We incurred interest expense on related indebtedness of $9.1 million and $2.1 million during the years ended December 31, 2011 and 2010, respectively, but paid only $1.1 million and $1.0 million during the same periods, respectively. Based on our existing indebtedness, we expect to incur interest expense of approximately $14.4 million over the 12-month period from January 1, 2012 through December 31, 2012, but pay interest of only $5.4 in cash. The difference between interest expensed and interest paid relates to the non-cash amortization of deferred loan fees on related debt and the capitalization of deferred interest on the NW Capital loan. Additionally, based on the existing terms of our current indebtedness, we expect to repay $5.3 million in principal over the next 12-month period which consists of the Flagstaff Golf Notes which mature in December 2012.

On June 7, 2011, we closed on a $50 million loan from NW Capital. Interest on this interest-only loan accrues at the rate of 17% per year, payable in arrears, on January 1, 2012, and thereafter on April, July, October and January of each year during the term of the loan. In lieu of receiving cash, NW Capital may elect to receive 5% per annum of the 17% per annum interest rate in the form of deferred interest until the stated maturity or earlier redemption (and made such an election for 2012). The stated maturity date is June 6, 2016, but we may repay the principal balance in whole, not in part, on December 31, 2014 or June 30, 2015. The loan is convertible into shares of Series A preferred stock that are in turn convertible into common stock.

Until we generate additional liquidity from the disposition of our assets, we may seek additional short-term debt or alternative financing depending on the amount of net proceeds generated from the disposition of assets and the relative attractiveness and availability of debt financing and other factors, subject to restrictions imposed by the NW Capital loan agreement.

Accounts Payable and Accrued Taxes.

As of December 31, 2011 and 2010, our consolidated balance sheets include $7.1 million and $6.7 million, respectively, of unpaid accounts payable and accrued expenses, $5.3 million and $4.6 million, respectively, of accrued property taxes for our real estate held for development, and $0.6 million and $1.9 million, respectively, of liabilities pertaining to assets held for sale (comprised primarily of accrued property taxes). A significant portion of the accounts payable balance relates to legal fees incurred in connection with the Conversion Transactions, the NW Capital loan and various litigation. We anticipate that the majority of property taxes due will be paid from the proceeds derived from the sale of loans and real estate assets.

Dividends and Other Distributions

We also require liquidity to fund dividends out of legally distributable funds to our stockholders. We declared dividends of $0.03 per share to holders of record of our common stock for each of the quarters ended June 30, 2011, September 30, 2011 and December 31, 2011.

The NW Capital loan is convertible into IMH Financial Corporation Series A preferred stock at any time prior to maturity at an initial conversion rate of 104.3 shares of our Series A preferred stock per $1,000 principal amount of the loan, subject to adjustment. Dividends on the Series A preferred stock will accrue from the issue date at the rate of 17% of the issue price per year, compounded quarterly in arrears. A portion of the dividends on the Series A preferred stock (generally 5% per annum) is payable in additional shares of stock. Generally, no dividend may be paid on the common stock during any fiscal year unless all accrued dividends on the Series A preferred stock have been paid in full. However, the lender has agreed to allow the payment of dividends to common stockholders for up to the first eight quarters following the loan closing in an annual amount of up to 1% of the net book value of the Company’s common stock as of the immediately preceding December 31. Subject to the availability of legally distributable funds, we anticipate that we will pay dividends totaling approximately $1.6 million during the year ending December 31, 2012.

We will also require liquidity to pay a one-time dividend of $0.95 per share of Class B common stock, or the Special Dividend, to the holders of all issued and outstanding shares of Class B common stock on the 12-month anniversary of the consummation of an initial public offering, subject to the availability of legally distributable funds at that time, although we don’t anticipate that this will occur within the next 12 months. We intend to declare and pay dividends from time to time on the outstanding shares of our common stock from funds legally available (if any) for that purpose, subject to restrictions placed on such dividends.

Sources of Liquidity

We expect our primary sources of liquidity over the next twelve months to consist of the proceeds generated by (i) borrowings primarily from the NW Capital loan and (ii) the disposition of our existing assets (including loans and REOs), the total of which we project will net approximately $79.0 million in cash. We are required to deposit cash receipts into a cash management account for disbursement pursuant to the terms of a budget agreed to by us and NW Capital and otherwise pay certain amounts owed under the loan. We anticipate redeploying these proceeds to acquire various performing real estate related assets, which will generate periodic liquidity from cash flows from dispositions of these loans through sales and loan participations as well as interest income. In addition to the net proceeds from the NW Capital loan and the disposition of our existing assets, we expect to address our liquidity needs by periodically accessing the capital markets, lines of credit and credit facilities which may become available to us, subject to restrictions imposed by the NW Capital loan agreement. Historically, our sources of liquidity consisted primarily of investments by members of the Fund, sales of participations in loans, interest income and loan payoffs from borrowers, and disposition of REO assets. We have at times in past accessed bank lines of credit, though we have not historically relied on significant leverage or bank financing to fund our operations or investments. We discuss our primary expected future and historical sources of liquidity in more detail below.

If we are unable to achieve our projected sources of liquidity from the disposition of REO and loan assets, we would not be able to purchase the desired level of target assets and it is unlikely that we would be able to achieve our investment income projections.

Borrowings

We received net proceeds of $42.5 million in the $50 million NW loan that closed on June 7, 2011. We are required to deposit cash receipts into a management account for disbursement pursuant to the terms of a budget agreed to by us and NW Capital and otherwise pay certain amounts owed under the loan. We also anticipate raising approximately $10 million in financing through a rights offering to our shareholders at terms substantially the same as the NW Capital loan, although we have not included such amounts in our liquidity table due to the unknown timing of this anticipated event.

Until we generate additional liquidity from dispositions of assets, we may seek to obtain additional short-term debt or alternative financing, depending on the amount of proceeds generated from the disposition of assets and the relative attractiveness and availability of debt financing and other factors.

In addition, as described elsewhere in this Form 10-K, on January 31, 2012, we reached a tentative settlement in principle to resolve claims asserted by the plaintiffs in the Litigation, the terms of which have been memorialized in the MOU. Under the terms of the tentative settlement, if approved, we have agreed to offer $20.0 million of 4% five-year subordinated notes to members of the Class in exchange for 2,493,765 shares of IMH common stock at an exchange rate of $8.02 per share. In addition, we have agreed to offer to class members that are accredited investors $10.0 million of convertible notes with the same economic terms as the convertible notes previously issued to NW Capital. There can be no assurance that the court will approve the tentative settlement in principle. Further, the judicial process to ultimately settle this action is estimated to take a minimum of six to nine months or longer. As a result, we have not factored the effect of these events in the foregoing analysis.

Equity Issuances

We intend to raise equity capital through accessing the equity or debt capital markets from time to time in the future. We historically addressed liquidity requirements in substantial part through member investments and reinvestments, but effective October 1, 2008, we elected to suspend the acceptance of any additional member investments and the ability of the members to reinvest earnings that may have otherwise been distributed to them. We accordingly do not consider new member investment to be a current source of liquidity. Moreover, the NW Capital loan and related agreements limit the issuance of new equity to the following:

•	Upon prior written consent of the lender, we may issue equity or common stock in the ordinary course of business. However, we may issue up to an aggregate of $7.5 million of shares of common stock without lender consent if the board of directors has adopted a resolution that it is necessary to provide sufficient liquidity to pay debt service on the NW Capital loan due within the succeeding 12 months and exempted securities in accordance with the approved budget.
•	Without prior written consent of the lender, we shall not enter into, terminate or approve the terms of any stock incentive grant for any member of management. However, nothing shall prevent the issuance of stock options for 1.2 million shares of common stock provided for under the approved stock compensation plan.
•	We are permitted to apply our assets to the redemption or acquisition of any shares of common stock held by employees, advisors, officers, directors, consultants and service providers on terms approved by the Board.

Participations and Whole Loans Sold

In connection with our new business strategy, we anticipate disposing of a significant portion of our existing loans over the next 12 to 24 months, individually or in bulk. As of December 31, 2011 and 2010, all of our loans are held for sale. We are actively marketing certain loans for sale to prospective buyers and are generally receptive to valid reasonable offers. Because our loans are reported at current fair value, we expect to identify buyers and dispose of a significant portion of these loans over the next 12 months. During the year ended December 31, 2011, we sold seven mortgage loans for $13.2 million (net of selling costs), of which we financed $7.8 million, and recognized a loss on sale of $0.1 million. During the year ended December 31, 2010, we sold five mortgage loans for $5.6 million (net of selling costs), of which we financed $1.1 million, and recognized a gain on sale of $0.1 million. We expect future investments in mortgages to be held for sale or participation.

Disposition of Loans and Real Estate Owned

At December 31, 2011, we held total REO assets of $95.5 million, of which $44.9 million was held for development, $30.9 million was held for sale, and $19.6 million was held as operating property. At December 31, 2010, we held total REO assets of $89.5 million, of which $36.7 million was held for development, $31.8 million was held for sale and $21.0 million was held as operating property. We are actively marketing several of these assets to prospective buyers and are generally receptive to valid, reasonable offers made on our assets held for sale.

During the year ended December 31, 2011, we sold seven REO assets or portions thereof for $9.4 million (net of selling costs), of which we financed $0.2 million, for a gain of $0.3 million. During the year ended December 31, 2010, we sold five REO assets or portions thereof for $6.9 million (net of selling costs), of which we financed $2.2 million, resulting in a gain on disposal of real estate of $1.2 million.

We anticipate disposing of a significant portion of our existing REO assets, individually or in bulk, over the next 12 to 24 months. Because our assets held for sale are reported at current fair value, we expect to identify buyers and dispose of a significant portion of these assets over the next 12 months. As we complete development of our real estate held for development, we anticipate that proceeds from the disposition of real estate will increase in the future. However, there can be no assurance that such real estate will be sold at a price in excess of the current carrying value of such real estate.

We are projecting that we will generate approximately $79.0 million from loan and REO sales, net of selling costs and foreclosure costs over the next 12 months. Moreover, we estimate that the proceeds from the sale of loans will be reduced by approximately $3.5 million relating to the payment of related property taxes on such loans that are not recorded in our financial statements as of December 31, 2011. However, there can be no assurance that such assets will be sold at a price in excess of the current carrying value of such assets, net of valuation allowances.

We believe that the projected sales amount is reasonable based on our understanding of the market and the properties involved, our long-term experience with the valuation of similar loans and related real property and our understanding and expectation of the continuing market recovery in the applicable geographic areas. In our Annual Report on Form 10-K for the year ended December 31, 2010, our projections for sources of liquidity in 2011 included the potential sale of approximately $77 million of loans and REO assets, while our actual sales of loans and REO assets in 2011 generated approximately $15.1 million of liquidity based on net sales prices totaling $22.5 million (net of amounts financed). This difference did not arise from an inability to sell additional assets. Instead, the closing of the NW Capital loan in June 2011 allowed us to further evaluate our options with respect to our legacy assets and to await further improvement in the market for the sale of such assets. Similarly, in 2012, to the extent that other sources of liquidity become available to us, we may again determine to postpone loan and asset sales if we believe that would be advantageous to the Company. To the extent that we do not sell the full amount of loans and REO assets and do not replace the projected liquidity with other sources, we will have less money to invest in our target assets and may not meet our projections for generating investment income.

Loan Payments

The repayment of a loan at maturity creates liquidity. During the years ended December 31, 2011 and 2010, we received loan principal payments totaling $7.1 million and $6.7 million, respectively. Excluding loan balances past scheduled maturity, our loans have scheduled maturities through 2012 totaling $96.3 million. However, due to the state of the economy and the compressed nature of the real estate, credit and other markets, loan defaults have continued to rise and are expected to rise further and there can be no assurance that any part of these loans will be repaid, or when they will be repaid. As we acquire new loans in connection with our new business strategy, we anticipate that the collateral securing such loans and the related terms will allow for timely payoff or that liquidity will be generated from the sale or participation of such loans. As of December 31, 2011, we are projecting that we will collect $4.3 million in principal payments from existing borrowers over the next 12 months, which represents the performing balance of notes maturing in 2012.

Rental Income

We generate rental income from the leasing of operating properties that we own. Rental income for the year ended December 31, 2011, 2010 and 2009 was $1.8 million, $1.5 million and $1.0 million, respectively, and was derived from an operating property acquired through foreclosure in 2009 which had an occupancy rate of approximately 31% at December 31, 2011. Given active marketing efforts to secure additional tenants and improve occupancy, we are estimating that rental income will increase to $2.8 million over the next 12 months based on current leasing arrangements, anticipated additional leases that we expect to close on, and anticipated foreclosure of additional operating properties in our portfolio.

Loan Origination Fees and Investment Income

In the case of an extension of the maturity of a loan, we typically charge the borrower a fee for re-evaluating the loan and processing the modification. Borrowers do not customarily pay this fee out of their own funds, but instead usually pay the fee out of available loan proceeds, or by negotiating an increase in the loan amount sufficient to pay the fee. However, to the extent that we extended a loan in the past, we did not generate liquidity because the Manager, and not the Fund, received the modification fee, if any. After consummation of the Conversion Transactions, we will receive any origination or modification fees. Loan origination fees are reported as adjustment to yield in mortgage income over the respective loan period.

We expect to realize investment income from such investments which may come in the form of origination and modification fees, interest income, accretion of discounts on such investments, rental income, income from operating properties acquired through foreclosure, and profit participations. The amounts and proportion of such income is dependent on the amount and timing of the deployment of our capital into our various target assets.

Interest payments and repayments of loans by our borrowers are governed by the loan documents and by our practices with respect to granting extensions. A majority of our portfolio loans had provisions for interest reserves for the initial term of the loan, which required that a specified portion of the mortgage loan note total be reserved for the payment of interest. When that portion is exhausted, the borrower is required to pay interest from other sources. If the interest is funded in cash when the loan closes, then interest payments are made monthly from a segregated controlled disbursement cash account which is controlled by us and held in the name of the borrower. If the interest reserve is not funded at the closing of the loan, then the interest payment is accrued by adding the amount of the interest payment to the loan balance, and we use our general cash reserves to distribute that interest to the members or loan participants. The receipt of interest income paid in cash by our borrowers creates liquidity; however, our practice of utilizing unfunded interest reserves uses liquidity. See “Liquidity and Capital Resources – Requirements for Liquidity - Loan Fundings and Investments” for additional discussion of funded and unfunded interest reserves.

In addition to originating commercial mortgage loans, our on-going investment strategy will include the acquisition of various attractively priced real estate-related assets, including portfolios of performing, distressed and/or non-performing commercial whole mortgage loans and bridge loans from the FDIC, community banks, commercial banks, insurance companies, real estate funds, and other governmental agencies and financial institutions, as well as potential investment in residential and commercial mortgage-backed securities, REO assets or other distressed or non-performing real estate properties in order to seek to reposition them for profitable disposition. We expect to realize investment income from such investments which may come in the form of origination and modification fees, interest income, accretion of discounts on such investments, rental income, and profit participations. The amounts and proportion of such income is dependent on the amount and timing of the deployment of our capital into our various target assets.

We anticipate generating investment income of $4.7 million over the 12-month period ending December 31, 2012, provided we achieve our projections for sources of liquidity. Our projection of investment income is based upon the assumption that the net proceeds available for investment, coupled with the cash generated from the disposition of assets (which we assume will occur ratably over the 12 month period), will be redeployed evenly over the 12 month period into income producing assets, net of presumed maturities, generating an estimated average annualized yield of 14.5% on target assets. This amount, coupled with income from existing performing assets totaled the amount reflected in the liquidity table. We believe this amount is reasonable based on the historical performance of our past loan portfolios assuming a return to normalized lending in 2012. The actual amount of investment income will depend on the actual timing of the disposition of existing assets, actual redeployment of cash proceeds, actual yields on such investments, actual maturities and similar variables.

Anticipated Tax Benefits

Because of the significant declines in the real estate markets in recent years, we have approximately $166 million of built-in unrealized tax losses in our portfolio of loans and REO assets and approximately $217 million of net operating loss carryforwards. Subject to certain limitations, these built-in losses may be available to reduce or offset future taxable income and gains related to the disposition of our existing assets and may allow us to reduce taxable income from future transactions. Our ability to use our built-in losses is subject to various limitations. For example, there will be limitations on our ability to use our built-in losses or other net operating losses if we undergo a “change in ownership” for U.S. federal income tax purposes. To the extent we are able to reduce tax payable through the use of our built-in losses, the amount of reduction will be available to be deployed in new fund investment in additional assets, pay distributions to our stockholders in the form of dividends or address other liquidity requirements.

Cash Flows for the years ended December 31, 2011, 2010 and 2009

Cash Provided By (Used In) Operating Activities.

Cash used in operating activities was $25.8 million and $19.6 million for the years ended December 31, 2011 and 2010, respectively, and cash provided by operating activities was $13.4 million for the year ended December 31, 2009. Cash provided by (used in) operating activities includes the cash generated from mortgage interest, rental income, and investment and other income, offset by amounts paid for operating expenses for real estate owned, professional fees, general and administrative costs, and interest on borrowings. The decrease in cash provided by operating activities from 2009 to 2011 is attributed to the decrease in the income-earning assets in our real estate portfolio and resulting mortgage income coupled with increases in operating costs on REO assets, professional fees for litigation, loan enforcement, and public reporting compliance, general and administrative expenses, and interest expense.

Cash Provided By (Used In) Investing Activities.

Net cash provided by investing activities was $17.7 million and $9.2 million for the years ended December 31, 2011 and 2010, respectively, and cash used in investing activities was $21.2 million for the year ended December 31, 2009. The increase in cash from investing activities is attributed to proceeds from the sale of real estate assets and loans ($15.6 million, $9.1 million, and $1.1 million during the years ended December 31, 2011, 2010 and 2009, respectively). In addition, the amount of mortgage loan fundings has decreased significantly since 2009 ($3.7 million, $1.7 million and $30.3 million during the years ended December 31, 2011, 2010 and 2009, respectively). Mortgage loan collections totaled $7.1 million, $6.7 million and $10.6 million during the years ended December 31, 2011, 2010 and 2009, respectively. Additionally, we decreased the amount invested in real estate owned which totaled $0.8 million, $1.6 million and $2.5 million during the years ended December 31, 2011, 2010 and 2009, respectively. We also utilized $3.3 million in connection with acquisition of the Manager during the year ended December 31, 2010. No such amounts were incurred in the corresponding periods in 2011 or 2009.

Cash Provided By (Used In) Financing Activities.

Net cash provided by financing activities was $28.6 million and $10.2 million for the years ended December 31, 2011 and 2010, respectively, and net cash used in financing activities was $15.1 million for the year ended December 31, 2009. The primary reason for the increase in cash flows from financing activities in fiscal 2011 and 2010 is from proceeds generated from borrowings, net of debt issuance costs ($43.4 million, $16.0 million and $6.0 million during the years ended December 31, 2011, 2010 and 2009, respectively). Payments on borrowings totaled $13.8 million, $5.8 million and $4.4 million during the years ended December 31, 2011, 2010 and 2009, respectively. During the years ended December 31, 2011 and 2009, dividends or distributions paid to shareholders or members totaled $1.0 million and $16.7 million, respectively. There were no dividends or distributions paid during fiscal 2010.

Contractual Obligations

Prior to the Conversion Transactions, our contractual obligations were largely limited to lending obligations to our borrowers under the related loans. We assumed certain obligations in connection with the Conversion Transactions. In addition, we entered into various new agreements during 2011 giving rise to additional contractual obligations.

A summary of our some of our significant consulting arrangements in 2011 follows:

ITH Partners Consulting Agreement

We entered into an amended and restated consulting agreement dated April 20, 2011 with ITH Partners, LLC (“ITH Partners”), a consulting firm we have retained since 2009, in which we engaged ITH Partners to provide various consulting services. Services to be provided by ITH Partners include assisting us with strategic and business development matters, performing diligence on, and analytical work with respect to, our loan portfolio and prospective asset purchases and sales; advising us with respect to the work of our valuation consultants and related issues; interfacing with various parties on our behalf; advising us with respect to liquidity strategies including debt and equity financing alternatives; advising us regarding the selection of an independent board of directors and committees thereof; advising us with respect to liability insurance and directors and officers insurance; and other advice to us from time to time as requested by us.

The initial term of the consulting agreement is four years and is automatically renewable for three more years unless terminated by the affirmative vote of 70% of the board of directors and with 60 days notice prior to renewal.  The consulting services agreement is otherwise terminable by us for cause, as defined in the agreement, with 10 business days’ notice to ITH Partners. The total annual base consulting fee equals $0.8 million plus various other fees, as described below, based on certain milestones achieved or other occurrences.

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

Legacy Asset Performance Fee.   ITH Partners is entitled to a legacy asset performance fee equal to 3% of the positive difference derived by subtracting (i) 110% of our December 31, 2010 carrying value of any asset then owned by us from the (ii) the gross sales proceeds, if any, from sales of any legacy asset (on a legacy asset by asset basis without any offset for losses realized on any individual asset sales).

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

Juniper Capital Partners, LLC

We entered into a separate consulting agreement with Juniper Capital Partners, LLC (“Juniper Capital”), an affiliate of NW Capital, dated June 7, 2011, pursuant to which we engaged Juniper Capital to perform a variety of consulting services to us. Services to be provided include assisting us with strategic and business development matters, advising us with respect to the formation, structuring, business planning and capitalization of various special purpose entities, and advising us with respect to leveraging our relationships to access market opportunities, as well as strategic partnering opportunities with us. The initial term of the consulting agreement is four years and is automatically renewable for three more years unless terminated by the affirmative vote of 70% of the board of directors and with 90 days’ notice. The consulting services agreement is otherwise terminable by us for cause, as defined in the agreement, with 60 business days’ notice to Juniper Capital. The annual consulting fee under this agreement is $0.3 million.

NWRA Advisory Agreement

Effective March 2011, we entered into an agreement with NWRA to provide certain consulting and advisory services in connection with the development and implementation of an interim recovery and workout plan and long-term strategic growth plan for us.  The engagement includes a diagnostic review of the Company, a review of our existing REO assets and loan portfolio, development and implementation of specific workout strategies, as well as the development and implementation of a plan for originating, analyzing and closing new investment transactions. Upon stabilization of legacy assets and a period of growth, NWRA will also provide an assessment of our capital market alternatives.

Services.  The services contemplated under this agreement include:

•	Obtain Understanding of the Company Operations and Legacy Assets – this includes an assembly and analysis of the current asset management and disposition plan for legacy assets; current organizational structure, payroll and overhead; current and projected cash flows and asset valuations and appraisals; status of current and anticipated foreclosure or guaranty enforcement action; litigation and SEC matters; shareholder relations program and broker-dealer network; insurance programs; tax losses; and SWI Fund portfolio and performance.
•	Formulate Interim Recovery Plan and Long-Term Strategic Plan– The interim recovery plan is to improve daily operations and enhance asset values and liquidity and includes recommendations for streamlining and optimizing staff and functions for efficiency and effectiveness, implementing state-of-the-art accounting and asset origination, management technologies, reducing overhead, developing individual asset restructuring, and development, and disposition plans.

The long-term strategic plan is designed to position us for a major capital event, (such as an initial public offering) and to guide the selection of our strategic direction and infrastructure, including policies for investments, loan management, human resources, investment committees, etc.

•	Implementation of Interim Recovery Plan – upon approval of an interim recovery plan, NWRA will coordinate, advise and support implementation of the corporate reorganization, operational improvements and asset level workouts.
•	Implementation of Long-Term Strategic Plan – once the interim recovery plan’s objectives are met, NWRA will coordinate, advise and support implementation of the long-term strategic plan, including implementation of investment and asset management strategies and initiatives to re-initiate shareholder dividend and enhance enterprise value. At our request, NWRA may provide information and analysis to support investment or credit committee deliberations.

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

Term. The agreement may be subject to termination only under certain conditions.  Otherwise, the agreement remains in effect for four years. Thereafter, this agreement can only be terminated by an affirmative super majority vote of the board of directors and with 60-day written notice.  If not terminated, the agreement may be extended for an additional three years. If the tentative settlement described in the MOU is approved, the NWRA agreement is expected to be amended such that the agreement may be terminable by our board of directors upon the repayment in full of the NW Capital loan, provided that the indebtedness has not been converted to preferred or common equity.

The anticipated timing of payment for these and other obligations as of December 31, 2011 is as follows (amounts in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Principal Payments for Long-Term Debt Obligations (1)	$83,326	$4,712	$-	$78,614	$-
Interest Payments (1)	32,993	5,963	14,275	12,755	-
Funding commitments to borrowers	1,700	1,700	-	-	-
Operating Lease Obligations (2)	5,181	830	2,867	1,484	-
Consulting fee (3)	8,883	2,645	5,290	948	-
Total	$132,082	$15,850	$22,432	$93,800	$-

(1)	Includes principal and interest on outstanding debt balances as of December 31, 2011 based upon the applicable interest rates and applicable due dates ranging between 2012 and 2016. The payments applicable to the NW Capital debt assumes quarterly cash payments of interest at 12% and the deferral of 5% interest due over the term of loan, which is payable upon maturity, plus the payment of the Exit Fee upon maturity. If the NW Capital loan were converted to Series A preferred stock, the amounts payable would remain unchanged but would be classified as preferred dividends payment.

(2)	Includes lease obligations for our office space and equipment based on current leasing arrangements for existing office space.

(3)	Consulting fees payable to NWRA at $1.5 million per year, to ITH at $0.8 million per year, and to Juniper at $0.3 million per year for four years.

(4)	The preceding table does not include any amounts that may become due upon approval of the MOU which would require the issuance of up to (a) $10.0 million in a rights offering to existing shareholders at the same financial terms as the NW Capital loan, and (b) $20.0 million of 4% five-year subordinated notes to class members in exchange for shares of our common stock at $8.02 per share.

In addition to the above minimum commitments, as described above, NWRA is entitled to a contingent origination fee equal to 1% of the total amount or gross purchase price of any loans made or asset acquired identified or underwritten by NWRA and a legacy asset performance fee equal to 10% of the positive difference between realized gross recovery value and 110% of the December 31, 2010 carrying value, calculated on a per REO or loan basis. Similarly, ITH is entitled to a contingent asset performance fee equal to 3% of the positive difference between realized gross recovery value and 110% of the December 31, 2010 carrying value, calculated on a per REO or loan basis. ITH is also entitled to a strategic advisory fee in the event that we enter into purchase or sale transactions pursuant to which ITH Partners advised us in an amount equal to the greater of (i) $0.5 million or (ii) 3% of the aggregate fair market value of any securities issued and/or any cash paid or received, plus the amount of any indebtedness assumed, directly or indirectly, in connection with a definitive purchase or sale transactions agreement.

Other than the aforementioned commitments, we had no other material contractual obligations as of December 31, 2011.

Off-Balance Sheet Arrangements

Upon the initial funding of loans, we typically establish a reserve for future interest payments which is deposited into a controlled disbursement account in the name of the borrower for our benefit. These accounts, which are held in the name of the borrowers, are not included in our consolidated balance sheets. However, as of December 31, 2011, there were no such amounts outstanding and we did not have any other off-balance sheet arrangements.

Critical Accounting Policies

Our financial statements and accompanying notes are prepared in accordance with GAAP. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. Critical accounting policies for us include revenue recognition, valuation of loans and REO assets, contingencies, accretion of income for loans purchased at discount, income taxes, and stock-based compensation. Our accounting policies with respect to these and other items, as well as new accounting pronouncements, is presented in Note 2 of the accompanying consolidated financial statements.

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

Our assets consist primarily of short-term commercial mortgages, real estate held for development or sale, interest and other receivables and cash and cash equivalents. The principal balance on our aggregate investment in mortgage loans was $245.2 million and $417.3 million at December 31, 2011 and 2010, respectively (before the $141.7 million and $294.1 million valuation allowance, respectively). Our loans historically have had original maturities between six and 18 months. However, with the general lack of permanent take-out financing available to our borrowers, we have modified certain loans to extend the maturity dates to two years or longer. At December 31, 2011, the weighted average remaining scheduled term of our outstanding loans was 9.2 months (excluding loans past their scheduled maturity at December 31, 2011), with 61.8% of the loans at fixed interest rates and 38.2% of our loans at variable interest rates. However, it is management’s intention to actively market and sell such loans. At December 31, 2011, the weighted average rate on our fixed rate portfolio was 8.49% per annum and was 13.69% per annum on our variable rate portfolio tied to the Prime interest rate. The weighted average interest rate on all of our loans was 10.48% per annum at December 31, 2011.

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

At December 31, 2011, 38.2% of our portfolio consisted of variable rate loans with a weighted average interest rate of 13.69% per annum, all of which are indexed to the Prime rate. Each outstanding variable rate loan had an interest rate floor and no interest rate ceiling. Accordingly, if the Prime rate was to increase during the life of these loans, and the loans were performing, interest rates on all of these loans would adjust upward. Conversely, if the Prime rate were to decrease, the interest rate on any particular loan would not decline below the applicable floor rate, which is typically the original interest rate at the time of origination.

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

Interest Rate Mismatch Risk

We may fund a portion of our acquisition of mortgage loans and mortgage-backed securities assets with borrowings that are based on the Wall Street Journal Prime Interest Rate, or Prime, while the interest rates on these assets may be indexed to the London Interbank Offer Rate, or LIBOR, or another index rate, such as the one-year Constant Maturity Treasury, or CMT, index, the Monthly Treasury Average, or MTA, index or the 11th District Cost of Funds Index, or COFI. Accordingly, any increase in Prime relative to LIBOR, one-year CMT rates, MTA or COFI will generally result in an increase in our borrowing costs that is not matched by a corresponding increase in the interest earnings on these assets. Any interest rate index mismatch could adversely affect our financial condition, cash flows and results of operations, which may negatively impact distributions to our stockholders. To mitigate interest rate mismatches, we may utilize the hedging strategies discussed above.

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

Extension Risk

We will compute the projected weighted-average life of our assets based on assumptions regarding the rate at which borrowers will prepay the mortgages. In general, when we acquire a fixed-rate, adjustable-rate or hybrid mortgage-backed securities, we may, but are not required to, enter into an interest rate swap agreement or other hedging instrument that effectively fixes our borrowing costs for a period close to the anticipated average life of the fixed-rate portion of the related assets. This strategy is designed to protect us from rising interest rates because the borrowing costs are fixed for the duration of the fixed-rate portion of the related assets.

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

Market Risk

Market Value Risk.  Our available-for-sale securities will be reflected at their estimated fair value, with the difference between amortized cost and estimated fair value reflected in accumulated other comprehensive income pursuant to applicable accounting guidance. The estimated fair value of these securities fluctuates primarily due to changes in interest rates, among other factors. Generally, in a rising interest rate environment, the estimated fair value of these securities would be expected to decrease; conversely, in a decreasing interest rate environment, the estimated fair value of these securities would be expected to increase. As market volatility increases or liquidity decreases, the fair value of our assets may be adversely impacted. If we are unable to readily obtain independent pricing to validate our estimated fair value of the securities in our portfolio, the fair value gains or losses recorded in other comprehensive income may be adversely affected. See the discussion under the heading “Important Relationships Between Capital Resources and Results of Operations - Valuation Allowance and Fair Value Measurement of Loans and Real Estate Held for Sale.”

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

Historically, due to the short-term maturities of our loans and the existence of interest rate floors on our variable rate loans, market fluctuations in interest rates generally had not affected the fair value of our loans. However, given the significant decline in the fair value of the underlying real estate collateral securing our loans and the lack of available permanent take-out financing, we have experienced a significant increase in loans in default and loans placed in non-accrual status that has adversely affected our operating results and is expected to continue to do so in the future. At December 31, 2011 and 2010, the percentage of our loan principal in default and non-accrual status was 97.1% and 97.6%, respectively.

Significant and sustained changes in interest rates could also affect our operating results. If interest rates decline significantly, some of the borrowers could prepay their loans with the proceeds of a refinancing at lower interest rates. Assuming we could not replace these loans with loans at interest rates similar to those that were prepaid (which, given our current status of not funding loans, is likely the case), prepayments would reduce our earnings and funds available for dividends to stockholders. On the other hand, a significant increase in market interest rates could result in a slowdown in real estate development activity, which could reduce the demand for our real estate loans and the collateral securing the loans. Due to the complex relationship between interest rates, real estate investment and refinancing possibilities, we are not able to quantify the potential impact on our operating results of a material change in our operating environment other than interest rates. However, assuming our December 31, 2011 portfolio remained unchanged for one year, a 100 basis point increase or decrease in the Prime rate would cause our portfolio yield to remain unchanged at 10.48% per annum. The result is due to the interest rate floor contained in our variable rate loans and current Prime rate. The following table presents the impact on annual interest income, assuming all loans were performing (however, substantially all of ours loans are in non-accrual status), based on changes in the Prime rate:

	(in thousands)
	December 31, 2011 Portfolio Information
	Fixed Rate	Variable Rate	Total
Outstanding Balance	$151,482	$93,708	$245,190
Current Weighted Average Yield	8.49%	13.69%	10.48%
Annualized Interest Income	$12,863	$12,829	$25,692

				Pro-forma	Change
	Change in Annual Interest Income			Yield	In Yield
	Fixed Rate	Variable Rate	Total
Increase in Prime Rate:
0.5% or 50 basis points	$-	$-	$-	10.48%	-0.68%
1.0% or 100 basis points	$-	$-	$-	10.48%	-0.68%
2.0% or 200 basis points	$-	$3	$3	10.48%	-0.68%

Decrease in Prime Rate:
0.5% or 50 basis points	$-	$-	$-	10.48%	-0.68%
1.0% or 100 basis points	$-	$-	$-	10.48%	-0.68%
2.0% or 200 basis points	$-	$-	$-	10.48%	-0.68%

As of December 31, 2011, 97.1% of the principal balance of our loans is in non-accrual status. As such, the change in interest income reflected in the foregoing table, although negligible, would be unlikely to be realized upon a change in interest rates.

The following tables contain information about our mortgage loan principal balances as of December 31, 2011, presented separately for fixed and variable rates and the calendar quarters in which such mortgage investments mature.

Loan Rates:	Matured	Q1 2012	Q3 2012	Q3 2013	Total
	(in thousands)
Variable	$92,989	$719	$-	$-	$93,708
Fixed	51,416	2,000	93,566	4,500	151,482
	$144,405	$2,719	$93,566	$4,500	245,190
Less: Valuation Allowance					(141,687)
Net Carrying Value					$103,503

As of December 31, 2011, we had cash and cash equivalents totaling $21.3 million (or 8.9% of total assets), respectively, all of which were held in bank accounts or highly liquid money market accounts or short-term certificates of deposit. We have historically targeted between 3% and 5% of the principal balance of our outstanding portfolio loans to be held in such accounts as a working capital reserve. However, our actual deployment in the future may vary depending on a variety of factors, including the timing and amount of debt or capital raised and the timing and amount of investments made. We believe that these financial assets do not give rise to significant interest rate risk due to their short-term nature.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The information required by this section is contained in the Consolidated Financial Statements of IMH Financial Corporation and Report of BDO USA, LLP, Independent Registered Certified Public Accounting Firm, beginning on Page F-1.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

Item 9A.	CONTROLS AND PROCEDURES.

Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report (the "Evaluation Date"). Based on this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to IMH required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to IMH's management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management’s Report on Internal Control Over Financial Reporting

IMH’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) and 15d-15(f).  IMH's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. IMH's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of IMH; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of IMH are being made only in accordance with authorizations of management and directors of IMH; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of IMH's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

IMH's management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), assessed the effectiveness of IMH's internal control over financial reporting as of December 31, 2011, utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on the assessment by IMH's management, we determined that IMH's internal control over financial reporting was effective as of December 31, 2011.

This report does not include an attestation report of IMH’s registered public accounting firm regarding internal control over financial reporting, as permitted by the transition rules of the SEC.

Item 9B.	OTHER INFORMATION.

None

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

OUR DIRECTORS, OFFICERS AND KEY EMPLOYEES

Each person who served as one of our directors or executive officers in 2011 is listed below. Each of our directors is serving a term until our next annual meeting of stockholders or until his successor is duly elected and qualified or until his earlier resignation or removal.

Name	Age	Title

William Meris	45	President, Director, Chief Executive Officer (effective June 7, 2011)
Steven Darak	64	Chief Financial Officer, Director, Treasurer and Secretary
Shane C. Albers	43	Chief Executive Officer, Director (until June 7, 2011)

The following sets forth biographical information concerning our directors and executive officers.

William Meris: President, Chief Executive Officer and Chairman

Mr. Meris, 45, has served as our President and as a member of our board of directors since our inception in 2003. Effective June 7, 2011, upon the resignation of Mr. Albers, Mr. Meris was named the Chief Executive Officer of IMH. Mr. Meris is one of the original architects of our structure and oversees the relationships with broker-dealers and major investors. Mr. Meris also serves on the Investment Committee. Prior to partnering with Mr. Albers in 2003, Mr. Meris opened and operated three branches of Pacific Coast Mortgage from 2002 to 2003, a residential mortgage company. Prior to that, from 1996 to 2001, Mr. Meris managed private equity funds. During that time, Mr. Meris served as chairman of the board and president of several small growth companies, both privately held and publicly-traded on Nasdaq. Mr. Meris is a member of Leadership 100 and the Urban Land Institute. He has been a member of the Board of Managers for the Arizona Rattlers Football Team and works with other civic and charitable organizations. Mr. Meris holds a Bachelor of Science degree in Business Administration from Arizona State University.

Mr. Meris has been appointed to our board of directors based on the business leadership, corporate strategy, industry relationships and operating expertise he brings to the board of directors, including his extensive experience in building, managing and raising capital through an extensive network of financial advisors and other relationships.

Steven Darak: Chief Financial Officer and Director

Mr. Darak, 64, has been our Chief Financial Officer, Treasurer and Secretary since the consummation of the Conversion Transactions in June 2010 and has been a director since April 6, 2011. Mr. Darak was the Chief Financial Officer of the Manager since 2005. Mr. Darak is responsible for all financial reporting and compliance for us and is a member of the Investment Committee. Mr. Darak is a senior finance and information technology executive with public company and private company experience. From 2003 to 2005, Mr. Darak was the Chief Financial Officer and Chief Information Officer for Childhelp USA, a non-profit organization. From 2002 to 2003, Mr. Darak was the Chief Executive Officer and co-owner of RFSC, Inc., a manufacturer of custom wood products. Prior to that, from 1994 to 2002, he was Senior Vice President and the Chief Financial Officer of DriveTime Corporation (formerly Ugly Duckling Corporation), at the time a publicly-held automobile finance and sales company with annual revenue in excess of $500 million. Mr. Darak’s experience includes three public stock offerings, nearly thirty securitization transactions, and development and deployment of executive reporting, data warehouse, consumer loan servicing and accounting systems. Mr. Darak’s career also includes serving as the Chief Executive Officer of a community bank from 1988 to 1989 and a consumer finance company from 1989 to 1994. Mr. Darak holds a Bachelor of Science degree in Business Administration from the University of Arizona. He served in the United States Air Force.

Mr. Darak has been appointed to our board of directors based on his financial leadership and acumen, corporate strategy, and operating expertise that he brings to the board of directors, including his extensive experience in raising capital through private and public capital markets.

Shane C. Albers: Former Chief Executive Officer and Director

Until his resignation effective June 7, 2011, Mr. Albers, 43, served as the Chairman of our board of directors and our Chief Executive Officer since our inception in 2003 and served as the Chief Executive Officer of Investors Mortgage Holdings, Inc., or the Manager, from 1996 until 2003.  Mr. Albers founded IMH Secured Loan Fund, LLC in 2003 and Investors Mortgage Holdings Inc. in 1997 and their affiliates, and was the Chairman and Chief Executive Officer of the Manager since 1997. During his time as our CEO, Mr. Albers was responsible for the strategic positioning and the execution of our corporate vision. He chaired the Investment Committee and was primarily responsible for the development of our corporate investment standards and loan administrative policy. Mr. Albers also oversaw and was actively involved in all of our transactions. Mr. Albers has nearly 20 years of experience in banking, title and private lending. Mr. Albers was a founding member of Metro Phoenix Bank, a Phoenix-based commercial bank founded in 2007 and served as a director on its board from 2007 to 2008. Mr. Albers was also a member of: the Arizona Association of Mortgage Brokers and the National Association of Mortgage Brokers; the Arizona Private Lenders Association; Social Venture Partners; Vistage International; Urban Land Institute; and the United Way De Tocqueville Society. Mr. Albers holds a Bachelor of Arts degree in Political Science and Communications from the University of Arizona.

Mr. Albers was appointed Chairman of our board of directors based on his combination of industry knowledge, leadership, industry relationships, entrepreneurial experience and broad understanding of the operational, financial and strategic issues that affect us, which he has developed through his role as Chairman and Chief Executive Officer of the Manager and a founder and director of Metro Phoenix Bank.

Investment Committee

William Meris and Steven Darak currently serve on our Investment Committee.

The Investment Committee meets periodically as needed to discuss investment opportunities and to approve all loans we originate and acquisitions we make. The Investment Committee meets not less often than quarterly; however, there is no minimum requirement for the number of meetings per year. The Investment Committee periodically reviews our investment portfolio and its compliance with our investment policy and provides our board of directors with an investment report at the end of each quarter in conjunction with its review of our quarterly results. From time to time, as it deems appropriate or necessary, our board of directors also will review our investment portfolio and its compliance with our investment guidelines, as well as the appropriateness of our investment guidelines and strategies.

BOARD OF DIRECTORS

Directors

As discussed above, Messrs. Albers and Meris were our directors following the consummation of the Conversion Transactions and were previously the directors of the Manager. Mr. Albers resigned as a director effective June 7, 2011. Mr. Darak was appointed as a director on April 6, 2011.  Neither Messrs. Meris nor Mr. Darak is considered independent under applicable stock exchange or SEC rules. See the discussion under the heading “Executive Officers and Key Employees” for a background on Messrs. Albers, Meris and Darak. If we list on a national securities exchange, it is expected that our board of directors will consist of seven members, including at least four independent directors who we expect will be considered independent under applicable stock exchange and SEC rules. We are in the process of identifying possible board of director nominees.

Compensation of Directors

Directors who are also our employees, including our executive officers, will not receive compensation for serving on our board of directors. Our directors did not receive any retainer, meeting or other fees or compensation in the years ended December 31, 2011 or 2010 in connection with their service on the Manager’s or our board of directors.

We intend to pay our non-employee directors an annual retainer of $25,000, in addition to $1,000 for each meeting of the board of directors attended in person and $500 for each meeting attended by telephone. Members of our Audit Committee other than the chairperson are expected to receive an additional $5,000 annual retainer and the chairperson of our Audit Committee is expected to receive an additional annual retainer of $15,000. Members of our Compensation Committee and Nominating and Corporate Governance Committee, other than the respective chairpersons thereof, are expected to receive an additional $2,500 annual retainer. We anticipate paying the chairpersons of each of these committees an additional $7,500 annual retainer. In addition, in connection with an initial public offering, we also plan to grant each non-employee director restricted common stock awards under our 2010 Stock Incentive Plan valued at $40,000 based on the initial public offering price of our common stock. In addition, and subject to annual review, we currently plan on granting annual restricted stock awards valued at $20,000 based on the closing price of our common stock on the grant date to each non-employee director for each year of service thereafter. We also reimburse each of our non-employee directors for his/her travel expense incurred in connection with his/her attendance at full board of directors and committee meetings.

CORPORATE GOVERNANCE

Corporate Governance Profile

We have structured our corporate governance in a manner we believe closely aligns our interests with those of our stockholders. Notable features of our corporate governance structure include the following:

•	our board of directors is not staggered, with each of our directors subject to re-election annually. Each director shall hold office until his successor is duly elected and qualified or such director's earlier resignation or removal;
•	we anticipate that at least one of our directors will qualify as an “audit committee financial expert” as defined by the SEC; and
•	we do not have a stockholder rights plan.

Our business is managed by our management team, subject to the supervision and oversight of our board of directors, which has established investment policies for our management team to follow in its day-to-day management of our business. Our directors will stay informed about our business by attending meetings of our board of directors and its committees and through supplemental reports and communications. We expect that independent directors, when appointed, will meet regularly in executive sessions without the presence of our corporate officers or non-independent directors.

Requirements of the MOU

The tentative settlement for the Litigation described in the MOU, if approved, would require certain modifications to our corporate governance. If the MOU is approved, we will be required to appoint at least two independent directors to our board of directors within six months of the later of (a) final approval of the stipulation of settlement and, either (b) sufficient notice that the SEC investigation has been favorably resolved, or (c) such SEC investigation no longer appears to be active, but in no event before December 31, 2012.

Additionally, we will be required to establish a five member Investor Advisory Committee, which membership shall include one designee from 1) investors with more than $5 million (as of October 1, 2008) invested in our shares, 2) investors with $1 million to $5 million invested in our shares, 3) investors with less than $1 million invested in our shares, 4) registered investment advisors whose clients own our shares, and 5) owners of broker-dealers whose clients own our shares. Our board of directors, with NW Capital’s approval, will appoint members from a pool of qualified candidates from each designation. The Investor Advisory Committee will meet with our board of directors and/or executive management team not less often than every four months, at which meeting our board of directors and/or executive management team will present its plans and actions for input from the Investor Advisory Committee. The Investor Advisory Committee may not be terminated until a full, seven member board of directors, with a majority of independent directors, is appointed. Following the appointment of the full, seven member board of directors, the board may seek to terminate or retain the Investor Advisory Committee at its discretion.

Committees of the Board

We anticipate that our board of directors will have three standing committees: the Audit Committee, the Compensation Committee, and the Nominating and Corporate Governance Committee. Each of the committees will consist of two to three directors. If we list on a national securities exchange, will be composed exclusively of independent directors pursuant to the rules of the applicable stock exchange and SEC rules and regulations. Although we intend to seek qualified independent directors to serve on these committees, prior to listing on a national securities exchange we may not have any independent directors on these committees.

Matters put to a vote at any one of our committees will be approved only upon the affirmative vote of a majority of the directors on the committee who are present at a meeting at which there is a quorum present or by unanimous written or electronic consent of the directors on that committee. We anticipate that our board of directors will adopt a written charter for the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee, which will be available in print to any stockholder on request in writing to IMH Financial Corporation, 4900 N. Scottsdale Rd., Suite 5000, Scottsdale, Arizona 85251, and on our website at www.imhfc.com under the heading “Investor Relations — Corporate Governance — Committees and Charters.” Our board of directors may from time to time appoint other committees as circumstances warrant. Any new committees will have authority and responsibility as delegated by our board of directors.

Audit Committee

If we list on a national securities exchange, we expect that our Audit Committee will consist of three members, each of whom we anticipate will satisfy the independence requirements of the applicable stock exchange and the SEC and will be “financially literate,” as the term is defined by the applicable stock exchange corporate governance and listing standards. Although we intend to seek qualified independent directors to serve on this committee, prior to listing on a national securities exchange, we may not have any independent directors on this committee. We expect that the chairperson will be an “Audit Committee financial expert” as such term is defined in Item 407(d)(5) of Regulation S-K promulgated by the SEC and the applicable stock exchange corporate governance listing standards.

Among other things, our Audit Committee will oversee our accounting and financial reporting processes, the integrity and audits of our consolidated financial statements, our compliance with financial, legal and regulatory requirements, our ethical behavior, the preparation of audit committee reports and our overall risk profile. Our Audit Committee will also be responsible for engaging an independent registered public accounting firm, reviewing with the independent registered public accounting firm the plans and results of the audit engagement, approving professional services provided by the independent registered public accounting firm, reviewing the independence of the independent registered public accounting firm, considering the range of audit and non-audit fees and reviewing the adequacy of our internal accounting controls.

Compensation Committee

If we list on a national securities exchange, we expect that our Compensation Committee will consist of three members, each of whom will satisfy the independence requirements of the applicable stock exchange and the SEC. Although we intend to seek qualified independent directors to serve on this committee, prior to listing on a national securities exchange, we may not have any independent directors on this committee. The principal functions of our Compensation Committee will be to review the compensation payable to the directors, to oversee and determine the annual review of the compensation that we pay to our executive officers, to assist management in complying with our executive compensation disclosure requirements, to produce an annual report on executive compensation, and to administer our 2010 Stock Incentive Plan and approve the grant of awards under that plan. Our Compensation Committee will have authority to determine the compensation payable to our directors and to grant awards under our 2010 Stock Incentive Plan and solicit the recommendations of our executive officers and outside compensation consultants in evaluating the amount or form of such director compensation or awards. We anticipate that our Compensation Committee may retain a compensation consultant to recommend the amount and form of executive compensation based in part on a comparison to other specialty finance companies.

Compensation Committee Interlocks and Insider Participation

Currently, we have two directors, each of which is an executive officer of us. We do not currently have a Compensation Committee. We anticipate that persons who will serve on our Compensation Committee may include current or former officers or employees prior to listing on a national securities exchange. We also expect that none of our executive officers have served as members of the compensation committee of any entity that had one or more executive officers who served on our board of directors or our Compensation Committee. As a result, we expect that there will be no initial compensation committee interlocks in the initial Compensation Committee, but there may be insider participation in compensation decisions that are required to be reported under the rules and regulations of the Exchange Act.

Nominating and Corporate Governance Committee

If we list on a national securities exchange, we expect that our Nominating and Corporate Governance Committee will consist of three members each of whom satisfies the independence requirements of the applicable stock exchange and the SEC. Although we intend to seek qualified independent directors to serve on this committee, prior to listing on a national securities exchange, we may not have any independent directors on this committee. Our Nominating and Corporate Governance Committee will recommend to our board of directors future nominees for election as directors and consider potential nominees brought to its attention by any of our directors or officers. We anticipate that the committee will not establish a specific set of minimum qualifications that must be met by director candidates, but in making recommendations will consider candidates based on their backgrounds, skills, expertise, accessibility and availability to serve effectively on our board of directors. Our Nominating and Corporate Governance Committee will also be responsible for evaluating director candidates proposed by stockholders on the same basis that it evaluates other director candidates. Stockholders may submit the candidate’s name, credentials, contact information and his or her written consent to be considered as a candidate to be named to the chair of our Nominating and Corporate Governance Committee in care of IMH Financial Corporation, 4900 N. Scottsdale Rd., Suite 5000, Scottsdale, Arizona 85251. The proposing stockholder should also include his or her contact information and a statement of his or her share ownership (how many shares owned and for how long). Our Nominating and Corporate Governance Committee will also recommend the appointment of each of our executive officers to the board of directors and oversee the board of directors' evaluation of management. Further, the committee will make recommendations on matters involving the general operation of our board of directors and its corporate governance, and will annually recommend to our board of directors nominees for each committee of our board of directors. Our Nominating and Corporate Governance Committee will facilitate, on an annual basis, the assessment of our board of directors’ performance as a whole and of the individual directors and report thereon to our board of directors and will also be responsible for overseeing the implementation of, and periodically reviewing, our future Corporate Governance Guidelines.

Board Leadership Structure

Upon the resignation of Mr. Albers as of June 7, 2011, Mr. Meris became the Chairman of the Board, as well as our Chief Executive Officer. The roles of Chairman of the Board and Chief Executive Officer are separate, but we believe Mr. Meris is best suited to focus on our business strategy, operations and corporate vision in his capacity as our Chief Executive Officer, while simultaneously directing the functions of our board of directors in his capacity as Chairman. Upon completion of a listing on a national securities exchange, we expect that our board of directors will consist of a majority of independent directors as defined by the applicable stock exchange and the SEC, and each of the committees of our board of directors will be comprised solely of independent directors.

Risk Oversight

Currently, we have two directors, each of which is an executive officer of us, who provide risk oversight, with assistance from our legal teams and consultants. While our management team is responsible for assessing and managing the risks we face, we expect our board of directors to take an active role, as a whole and also at the committee level, in overseeing the material risks we face, including operational, financial, legal and regulatory and strategic and reputational risks. We expect that risks are considered in virtually every business decision and as part of our overall business strategy. We expect our board committees to regularly engage in risk assessment and management as a part of their regular function. The duties of our Audit Committee will include discussing with management the major financial risk exposures we face and the steps management has taken to monitor and control such exposures. Our Compensation Committee will be responsible for overseeing the management of risks relating to our executive compensation plans and arrangements. Our Nominating and Corporate Governance Committee will manage risks associated with corporate governance, including risks associated with the independence of the board and review risks associated with potential conflicts of interest affecting our directors and executive officers. While each committee will be responsible for evaluating certain risks and overseeing the management of such risks, we expect our entire board of directors to be regularly informed through committee reports about such risks.

Currently, the board of directors regularly engages in discussion of financial, legal, regulatory, economic and other risks. Because overseeing risk is an ongoing process that is inherent in our strategic decisions, we expect our board of directors to discuss risk throughout the year at other meetings in relation to specific proposed actions. Additionally, our board of directors exercises its risk oversight function in approving the annual budget and quarterly forecasts and in reviewing our long-range strategic and financial plans with management. We believe the leadership structure of our board of directors supports effective risk management and oversight.

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

If we list on a national securities exchange, our board of directors will be comprised of a majority of directors we consider independent under applicable stock exchange rules. For example, in order for a director to be considered “independent” under NYSE rules, our board of directors must affirmatively determine that the director satisfies the criteria for independence established by Section 303A of the NYSE Listed Company Manual.

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

Currently, our board of directors acts in the capacity of our Audit Committee. Our Audit Committee will establish procedures for employees, stockholders and others to report openly, confidentially or anonymously concerns regarding our compliance with legal and regulatory requirements or concerns regarding our accounting, internal accounting controls or auditing matters. Reports may be made orally or in writing to the chairperson of our Audit Committee or directly to management by contacting us in writing or in person at 4900 N. Scottsdale Rd., Suite 5000, Scottsdale, Arizona 85251, or by telephone at (480) 840-8400.

Director Attendance at Annual Meeting

We do not have an attendance policy, but expect all of our directors to attend our annual meetings.

Code of Business Conduct and Ethics

We have drafted a code of ethics, which we expect our board of directors to adopt, that will apply to our officers, directors and employees and is designed to deter wrongdoing and to promote:

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

We anticipate that any waiver of the proposed Code of Business Conduct and Ethics for our executive officers or directors could be made only by our board of directors or our Audit Committee, and will be promptly disclosed as required by law or applicable stock exchange regulations.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who own more than 10 percent of a registered class of our equity securities (the “Reporting Persons”) to file with the SEC reports on Forms 3, 4 and 5 concerning their ownership of and transactions in our common stock and other equity securities. As a practical matter, we seek to assist our directors and executives by monitoring transactions and completing and filing reports on their behalf.

Based solely on a review of SEC filings furnished to us and written representations that no other reports were required, we believe that all Reporting Persons complied with these requirements during our 2011 fiscal year.

Item 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Overview

Applicable SEC rules require us to include a narrative discussion of the compensation awarded to, earned by, or paid to our principal executive officer, principal financial officer and certain other highly compensated executive officers in prior years, and to also include disclosure in tabular format quantifying specific elements of compensation for these executive officers, who we refer to as our named executive officers. We did not have any executive officers or employees prior to the June 18, 2010 date of the Conversion Transactions, but have included compensation information for executive officers of the Manager prior to the consummation of the Conversion Transactions. As a result of the Conversion Transactions and the internalization of the Manager, these individuals became our executive officers. The following are the names and titles of the individuals considered to be our named executive officers for the year ended December 31, 2011:

•	Shane Albers, former Chief Executive Officer and Chairman of the Board of Directors until June 7, 2011;
•	William Meris, Chief Executive Officer (effective June 7, 2011), President and Chairman of the Board of Directors; and
•	Steven Darak, Chief Financial Officer, and, effective April 6, 2011, Director.

This Compensation Discussion and Analysis is organized into three principal sections. The first section contains a discussion of certain new compensation programs that we either have established or expect to establish for our named executive officers. The second section describes the compensation paid by the Fund to the Manager for managing the Fund prior to consummation of the Conversion Transactions, as well as certain origination, processing and other related fees the Manager received directly from borrowers on loans funded by the Fund. While these amounts were paid directly to the Manager and not to any of our named executive officers — and as a result are not included in the tables that follow this Compensation Discussion and Analysis — these amounts are discussed here because the Manager was a privately-held corporation that was principally owned by Messrs. Albers, Meris and Darak, our named executive officers. The third section describes the compensation programs in effect for our named executive officers during the year ended December 31, 2011 while they were employees of the Manager and once they became our executive officers following the Conversion Transactions. When reading this section and the following tables, it is important to note that Messrs. Albers, Meris and Darak were the principal stockholders of the Manager and as such also received distributions from the Manager.

Our Intended Compensation Programs

After consummation of the Conversion Transactions and the internalization of the Manager, the executive officers of the Manager (including our named executive officers) became our executive officers and are now compensated directly by us. Following the consummation of the Conversion Transactions, we have continued to pay our named executive officers at the same base salary levels as in effect before the Conversion Transactions. If we list on a national securities exchange, we anticipate appointing three members to our Compensation Committee who will each satisfy the independence requirements of the applicable stock exchange and SEC rules. The independent members of our Compensation Committee would then be responsible for developing an appropriate executive compensation program for us in connection with our transition to becoming a publicly traded corporation. Although we intend to seek independent qualified directors to serve on this committee prior to listing on a national securities exchange, we may not have any independent directors on this committee prior to such listing. Messrs. Meris and Darak will not be members of our Compensation Committee after listing on a national securities exchange. In his roles as our Chief Executive Officer and President, respectively, Mr. Meris will be expected to make recommendations to our Compensation Committee regarding the compensation of our other executive officers and general competitive market data, but will not participate in any Compensation Committee discussions relating to the final determination of his own compensation.

Restrictions on Shares of Class B-4 Common Stock

Messrs. Albers and Meris received shares of Class B-4 common stock in exchange for their ownership interests in the Manager and Holdings, which are subject to additional four-year restrictions on transfer that expire on June 18, 2014. The transfer restrictions will terminate earlier if, any time after five months from the first day of trading on a national securities exchange, either our market capitalization (based on the closing price of our common stock) or our book value will have exceeded approximately $730.4 million (subject to upward adjustment by the amount of any net proceeds from new capital raised in an initial public offering or otherwise, and to downward adjustment by the amount of any dividends or distributions paid on our securities after June 18, 2010). As of September 30, 2008, the quarter end immediately prior to the suspension of redemptions, approximately $730.4 million was the net capital of the Fund. The additional transfer restrictions will also terminate if the restrictions on the Class B common stock are eliminated as a result of a change of control under our certificate of incorporation, or if after entering into an employment agreement approved by our Compensation Committee, the holder’s employment is terminated without cause as defined in his employment agreement. Unless we have both (i) raised aggregate net proceeds in excess of $50 million in one or more transactions through the issuance of new equity securities, new indebtedness with a maturity of no less than one year, or any combination thereof, and (ii) completed a listing on a national securities exchange, then (a) in the event of our liquidation, no portion of the proceeds from the liquidation will be payable to the shares of Class B-4 common stock until such proceeds exceed approximately $730.4 million and (b) no dividends or other distributions will be paid to holders of the Series B-4 common stock, but such dividends will accrue and become payable when such conditions have been satisfied. Under the terms of the Conversion Plan pursuant to which Class B-4 shares were issued to Messrs. Albers and Meris, they are prohibited from competing with our business under certain circumstances. The Conversion Plan provides that, for 18 months after the date of the consummation of an initial public offering, Messrs. Albers and Meris will not, subject to certain exceptions, compete with our business or solicit for employment or encourage to leave their employment, any of our employees. These restrictions may be in addition to any non-competition and non-solicitation restrictions contained in any new employment agreements for Messrs. Albers and Meris.

Other Restrictions on Shares of Class B Common Stock

The tentative settlement for the Litigation described in the MOU, if approved, would require additional restrictions on the sale our stock by our executive officers, Messrs. Meris and Darak. If the settlement is approved, Messrs. Meris and Darak have agreed to enter into an agreement with us by which, if either executive officer separates from us without cause and seeks to have restrictions on the sale of his Class B stock lifted in order to sell or transfer that stock, the determination as to whether the separation is in fact a termination and not a resignation, and whether that termination was without cause, is to be made by the independent directors on our board of directors, or if no independent directors exist, by an independent, nationally recognized employment consultant or law firm.

Moreover, they would agree that following an IPO, the restrictions on the Class B-4 stock owned by such individuals shall not be lifted until after the initial expiration of the restrictions on the Class B common stock as set forth in our certificate of incorporation. Finally, we would agree not to redeem any stock owned by Messrs. Meris and Darak while the shareholder notes contemplated in the MOU remain outstanding.

Resignation of Chief Executive Officer and Sale of Stock

In connection with the NW Capital loan, effective June 7, 2011, Shane C. Albers, our initial CEO and founder, resigned from his position pursuant to the terms of a Separation Agreement and General Release (“Separation Agreement”). William Meris, our President, has also assumed the role of CEO.

Pursuant to the terms of the Separation Agreement between Mr. Albers and us, dated as of April 20, 2011, Mr. Albers received severance of a lump-sum cash payment of $550,000. In addition, a separate one-time payment of $550,000 was paid for our continued use of the mortgage banker’s license, for which Mr. Albers is the responsible person under applicable law, until the earlier of one year or such time as we have procured a successor responsible person under the license. As of the date of this filing, an application for a new mortgage banker license in the name of one of our subsidiaries is pending with the Arizona Department of Financial Institutions, which we expect to be issued by May 2012.  Mr. Albers also received $20,000 per month for full time transitional consulting services for an initial three month term, which was terminated upon expiration of the initial term. Mr. Albers also received reimbursement for up to $170,000, payable in equal portions for 12 months, in respect of ongoing services provided to him by a former employee, and an additional $50,000 for reimbursement by us of legal, accounting and other expenses incurred by Mr. Albers in connection with the Separation Agreement. Finally, we have agreed to pay certain health and dental premiums and other benefits of Mr. Albers for one year following his separation. All amounts paid or payable under this arrangement have been expensed by us.

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

New Executive Employment Agreements

A condition to closing and funding of the NW Capital loan was that William Meris, our President and CEO, and Steven Darak, our Chief Financial Officer, enter into employment agreements with us effective upon the funding and closing of the NW Capital loan. We entered into employment agreements with Messrs. Meris and Darak during the year ended December 31, 2011. The terms of the employment agreements were determined by our board of directors, which acts in the capacity of our Compensation Committee, and our board of directors was responsible for approving these employment agreements and/or any other agreements for key personnel and consultants, which were also subject to approval by NW Capital. These agreement established each executive officer’s annual base salary, short-term incentive compensation opportunity, severance benefits and the other terms and conditions of the executive officer’s employment by us.

Terms of Meris Employment Agreement.

The employment contract has a three-year term and is automatically renewable for successive one-year terms unless given 90 days notice. The annual base salary is $0.6 million for his role as our Chief Executive Officer and President, plus annual cash target bonus equal to 100% of Mr. Meris’ base salary based on the attainment of certain specified goals. No bonus was accrued or paid to Mr. Meris under this provision during the year ended December 31, 2011 since specified goals were never formally established. Other equity and compensation benefits under Mr. Meris’ employment agreement include (i) a grant of 150,000 options to purchase shares of our common stock within 10 years of the grant date at an exercise price per share equal to $9.58, the conversion price of the NW Capital convertible loan, with vesting to occur in equal monthly installments over a 36 month period. Mr. Meris was granted 150,000 stock options on July 1, 2011. In connection with non-renewal of his agreement, certain terminations without cause and disability, Mr. Meris will be entitled to (1) a lump sum payment of up to two times the sum of his covered average annual compensation for the most recent three years (depending on the reason for non-renewal), and (2) acceleration of vesting of then-outstanding unvested equity awards. Such awards will also vest upon Mr. Meris’ death. See “Employment, Change in Control and Severance Agreements” below for a more detailed description of the terms of Mr. Meris’ employment agreement. The employment agreement also contains certain non-competition, non-solicitation, confidentiality and non-disparagement provisions.

Terms of Darak Employment Agreement.

The employment contract has a two-year term which is automatically renewable for successive one-year terms unless given at least 90 days notice. The annual base salary is $0.3 million in his capacity as our Chief Financial Officer, plus an annual cash target bonus equal to 100% of his base salary based on the attainment of certain specified goals and objectives, of which $0.1 million was guaranteed for the year ended December 31, 2011. Other equity and compensation benefits under Mr. Darak’s employment agreement include (i) a grant of 60,000 options to purchase shares of our common stock within 10 years of the grant date at an exercise price per share equal to $9.58, the conversion price of the NW Capital convertible loan, with vesting to occur in equal monthly installments over a 36 month period. Mr. Darak was granted 60,000 stock options on July 1, 2011. In connection with non-renewal of his agreement, termination without cause or disability, Mr. Darak will be entitled to (1) a lump sum payment of up to two times the sum of his covered average annual compensation for the most recent three years (depending on the reason for non-renewal), and (2) acceleration of vesting of then-outstanding unvested equity awards would become fully vested. Such awards will also vest upon Mr. Darak’s death. See “Employment, Change in Control and Severance Agreements” below for a more detailed description of the terms of Mr. Darak’s employment agreement. The employment agreement also contains certain non-competition, non-solicitation, confidentiality and non-disparagement provisions.

Short-Term Cash Incentive Opportunity

The board of directors, acting as our Compensation Committee, is expected to establish a new objective short-term incentive compensation opportunity for our executive officers. Any bonuses payable under the new short-term incentive compensation plan are expected to be based primarily on objective performance criteria. Cash bonuses for Messrs. Meris and Darak are not expected to be discretionary as they historically have been.

2010 Stock Incentive Plan

In connection with the Conversion Transactions, our stockholders approved the adoption of our 2010 Stock Incentive Plan. Our 2010 Stock Incentive Plan permits us to grant stock options, stock appreciation rights, restricted stock, stock bonuses and other forms of awards granted or denominated in our common stock or units representing the right to receive our common stock, as well as cash bonus awards. We believe that any incentives and stock-based awards granted under our 2010 Stock Incentive Plan will help focus our executive officers and other employees on the objective of creating stockholder value and promoting our success, and that incentive compensation plans like our 2010 Stock Incentive Plan are an important attraction, retention and motivation tool for participants in the plan that will encourage participants to maintain their employment with us for an extended period of time. We also believe that the equity-based awards available under our 2010 Stock Incentive Plan will help align the interests of award recipients with the interests of our stockholders. The Company granted 800,000 stock options under our 2010 Stock Incentive Plan during the year ended December 31, 2011. The amount, structure and vesting requirements applicable to awards granted under our 2010 Stock Incentive Plan were determined by our board of directors.

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

In addition to the above, because our board of directors approved an employment agreement with Mr. Meris that includes a definition of termination without cause, if Mr. Meris is subsequently terminated without cause, the four year transfer restrictions on the Class B-4 common stock received by Mr. Meris in the Conversion Transactions will terminate.

Section 162(m) Policy

Section 162(m) of the Internal Revenue Code of 1986 generally disallows a tax deduction by publicly held corporations for compensation over $1 million paid to their chief executive officers and certain of their other most highly compensated executive officers unless certain tests are met. In order to deduct option awards and annual bonuses under Section 162(m), among other requirements, the option awards and bonuses will need to be approved by our Compensation Committee consisting solely of independent directors. Once our Compensation Committee consists solely of independent directors, our general intention is to design and administer our executive compensation programs to preserve the deductibility of compensation payments to our executive officers under Section 162(m), but our current ability to do so may be limited because we have no outside or independent directors on our board of directors. Nevertheless, we may not preserve the deductibility of compensation in all cases (including prior to the time independent directors are appointed to the Compensation Committee).

Compensation of the Manager Prior to Consummation of the Conversion Transactions

Prior to consummation of the Conversion Transactions, the Manager received as its compensation for managing the Fund, an annual fee equal to 0.25% of the Earning Asset Base of the Fund. In addition, the Manager was entitled to 25% of any amounts recognized in excess of our principal and contractual note rate interest due in connection with such loans or assets, and to origination, processing, servicing, extension and other related fees that the Manager received directly from borrowers on loans funded by the Fund. All of those fees are described more fully in the table below. After consummation of the Conversion Transactions, these fees were no longer payable to the Manager, but rather inure to our benefit.

Where the fees below are described as competitive fees or based on local market conditions, this means the fees were determined by price competition within a given market. Additionally, the amount of the fees was dependent upon the size of a particular loan.

Paid by borrowers to the Manager:

Loan Placement Fees for Loan Selection and Brokerage (Origination Fees)	These fees were generally 2% – 6% of each loan, with the exact percentage set as a competitive fee based on local market conditions. These fees were paid by the borrower no later than when the loan proceeds were disbursed.
Loan Documentation, Processing and Administrative Fees	These fees were generally 1% – 3% of each loan, with the exact percentage set as a competitive fee based on local market conditions. These fees were paid by the borrower no later than when the loan proceeds were disbursed.
Service Fee for Administering	The Fund acted as the Fund’s loan servicing agent and did not collect any fee for doing so. However, the Manager may have arranged for another party to do the loan servicing. The servicing fee earned by any third-party servicer for each loan did not exceed one quarter of one percent (0.25%) of the principal outstanding on such loan. These fees, if any, were paid by the borrower in advance together with the regular monthly loan payments.
Loan Extension or Modification Fee	These fees were generally 2% – 4% of outstanding principal, as permitted by local law, with the exact percentage set as a competitive fee based on local market conditions. These fees were paid when a loan was extended or modified.
Paid by the Fund to the Manager:
Management Fee	An annualized fee of 0.25% of the Fund’s Earning Asset Base, which was defined as mortgage loan investments held by the Fund and income- earning property acquired through foreclosure and upon which income was being accrued under GAAP, paid monthly in arrears.
Administrative Fees to the Manager for Late fees, Penalties, or Resales of Foreclosed or Other Property	The Fund paid to the Manager 25% of any amounts recognized in excess of the Fund’s principal and contractual note rate interest due in connection with such loans, including but not limited to any foreclosure sale proceeds, sales of real estate acquired through foreclosure or other means, late fees or additional penalties after payment to the Fund of its principal, contractual note rate interest and costs associated with the loan.

Prior to consummation of the Conversion Transactions, the Manager made arrangements with the borrowers for payment of the Manager’s fees owed by the borrowers. Borrowers paid the Manager’s fees at close of escrow out of the proceeds of loans, or upon closing of the relevant transaction. For loan servicing fees, the Fund or any third-party servicer which was entitled to such fees, received these fees monthly in advance along with the regular monthly payments of interest.

For the year ended December 31, 2009 and the period from January 1, 2010 to June 18, 2010, the date of the consummation of the Conversion Transactions, the total management fees paid directly by the Fund to the Manager were $0.6 million and $0.1 million, respectively. For the year ended December 31, 2009 and for the period from January 1, 2010 to June 18, 2010, the total fees paid to the Manager directly by borrowers on loans funded by the Fund were approximately $10.6 million and $6,000, respectively. As noted above, the Manager was a privately-held corporation that was principally owned by two of the named executive officers, with Messrs. Albers and Meris owning 67.5% and 22.5%, respectively, of the Manager’s outstanding common stock. On September 1, 2009, Mr. Darak became a 5% owner of the Manager’s outstanding common stock.

Discussion and Analysis of Compensation Program in Effect During the Year Ended December 31, 2011

 The Role of the Board of Directors and Executive Officers in Setting Compensation

Our executive compensation program and the amounts payable to our named executive officers are determined by our board of directors. Mr. Meris was on our board of directors throughout 2011. Effective April 6, 2011, Mr. Darak was elected a director, and effective June 7, 2011, Mr. Albers resigned as a director. During the year ended December 31, 2011, our board did not contain any compensation, audit or other committees. As discussed above, following a listing on a national securities exchange, we anticipate having a Compensation Committee which, if we list on a national securities exchange, will be composed of members who satisfy the independence requirements of an applicable national stock exchange and the SEC.

Executive Compensation Philosophy and Objectives

We seek to encourage highly qualified and talented executives to maintain their employment with us for an extended period of time and, as such, we endeavor to compensate our executives, including the named executive officers, at rates that we believe to be at or above market. Our executive compensation program is guided by the following key principles:

•	compensation should be fair to both the executive and us;
•	total compensation opportunities should be at levels that are highly competitive for comparable positions at companies with whom we compete for talent;
•	financial incentives should be available to our executives to achieve key financial and operational objectives set by our board of directors; and
•	an appropriate mix of fixed and variable pay components should be utilized to establish a “pay-for-performance” oriented compensation program.

Our executive compensation program takes into consideration the following: (i) the marketplace for the individuals that we seek to attract, retain and motivate; (ii) our past practices; and (iii) the talents that each individual executive brings to us. We have not utilized the services of a compensation consultant to provide advice or recommendations on the amount or form of executive compensation and have not engaged in any formal benchmarking. Rather, compensation decisions have historically been based exclusively on the market knowledge of our board of directors, as supplemented by other of our personnel.

Elements of the 2011 Executive Compensation Program

The principal components of compensation for our named executive officers in the year ended December 31, 2011 were base salary and an incentive compensation opportunity comprised of short-term cash incentives. Our named executive officers are also eligible to participate in broad-based benefit plans that are generally available to all of our employees, including our 401(k) plan. We do not maintain any defined-benefit pension plans or other supplemental executive retirement plans for our named executive officers, and our named executive officers have been entitled to only limited perquisites.

We do not have any pre-established policy or target for the allocation between base and incentive compensation, cash or equity compensation, or short-term or long-term compensation. Rather, compensation decisions for our named executive officers have been made on a case-by-case and issue-by-issue basis, and have taken into account each named executive officer’s ownership position. We believe that the combination of compensation elements selected has been effective in meeting the objective of encouraging highly qualified and talented employees to maintain their employment for an extended period of time.

Base Salary

Base salary is a compensation element that is not at risk and is designed to compensate our named executive officers for their roles and responsibilities and provide a stable and fixed level of compensation that serves as a retention tool. Each executive’s base salary is determined based on the executive’s role and responsibility, unique skills and future potential, as well as our financial condition and available resources.

At the beginning of the year ended December 31, 2010, the base salaries for Messrs. Albers, Meris and Darak were set at $550,000, $420,000, and $300,000, respectively. These were generally the same base salary levels that were in effect at the end of 2008 (although Mr. Darak’s salary reflects a $60,000 raise from his 2008 level), and reflect an increase to the reduced base salary levels that were implemented during the year ended December 31, 2009 as a result of the reduced revenue and liquidity then available to the Manager. No named executive officer received any additional base salary increase during the year ended December 31, 2010, as we determined to continue paying each executive the same base salary paid by the Manager following the consummation of the Conversion Transactions. For the year ended December 31, 2011, the named executives received the same base salary as was paid during 2010. Upon entering into employment contracts with Messrs. Meris and Darak, Mr. Meris is to receive a base salary of $600,000 and Mr. Darak is to receive a base salary of $310,000. See “Employment, Change in Control and Severance Agreements” below for additional details.

Short-Term Cash Incentive Opportunity

Cash incentive payments are a compensation element that is at risk and are designed to recognize and reward our named executive officers with cash payments based on performance. Prior to the execution of employment agreements with Messrs. Meris and Darak, cash incentive payments were not made pursuant to or evaluated against any plan or criteria. Instead, the board of directors (which at various times consisted of Messrs. Albers, Meris and Darak) had the discretion to award bonuses to our executives as determined to be appropriate. Factors taken into account when deciding whether to pay bonuses to our executives, and the amount of any such bonuses, have included financial performance for the year, each individual’s performance for the year, available cash and the amounts of compensation previously paid to each individual.

With the execution of the employment agreements with Messrs. Meris and Darak in April 2011, cash incentive payments were established to be based on and evaluated against performance criteria with respect to our operations. Although such performance criteria was not defined within the employment agreements or subsequently defined by the board of directors, the board elected to abandon its exploratory business venture in Infinet as of December 31, 2011. Accordingly, Mr. Meris did not receive a cash bonus for the year ended December 31, 2011 under the terms of his employment agreement, nor for the years ended December 31, 2010 or 2009 because the board of directors determined that Mr. Meris was adequately compensated in light of market conditions, and because of the reduced revenue and available liquidity.

Pursuant to an arrangement between Mr. Darak and the Manager, Mr. Darak was entitled to an annual cash bonus of not less than 1.00% of pre-tax, pre-bonus earnings of the Manager. The bonus level was negotiated prior to Mr. Darak joining the Manager, and was set at a level that the Manager believed provided Mr. Darak with a meaningful at risk financial incentive to achieve key financial and operational objectives set by the Manager’s board of directors. Mr. Darak did not receive any bonus pursuant to this arrangement in either of the years ended December 31, 2009 or 2010, and this arrangement was terminated in connection with the consummation of the Conversion Transactions. However, pursuant to Mr. Darak’s employment agreement as previously described, Mr. Darak was entitled to an annual cash target bonus of $0.1 million based on the attainment of certain specified goals and objectives, which was guaranteed only for the year ended December 31, 2011. Although the performance goals were neither defined nor obtained, this bonus amount was accrued as of December 31, 2011 and paid in January 2012 due to the guaranteed nature of the bonus.

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

The values of stock appreciation rights awarded under the plans was determined by the Manager’s board of directors using a formulaic valuation methodology to determine the value of the Manager’s shares, which methodology was based on the pre-tax earnings of the Manager. Mr. Darak’s stock appreciation rights were fully vested as of December 31, 2009. In connection with the Conversion Transactions and pursuant to the related conversion plan, all outstanding stock appreciation rights were cancelled. In exchange for their cancelled stock appreciation rights, Mr. Darak and the other holders of outstanding stock appreciation rights were entitled to receive a portion of the shares of Class B common stock issued in exchange for all of the outstanding equity interests in the Manager and Holdings. The payment in shares of Class B common stock had a value equal to the value of the outstanding stock appreciation rights at the time of the Conversion Transactions, which value in turn was based on the value of the shares of Class B common stock received by the stockholders of the Manager in respect of their shares as part of the Conversion Transactions.

Under the terms of the MOU, if approved, the Company may not award stock options to Mr. Meris or Mr. Darak in 2012.

Other Compensation

Our named executive officers are eligible to participate in other benefit plans and programs that are generally available to all employees, including a 401(k) plan, medical and dental insurance, term life insurance, and a paid time-off plan.

Assessment of Risk

Our board of directors is aware of the need to take risk into account when making compensation decisions and periodically conducts a compensation risk analysis. In conducting this analysis, our board of directors took into account that, by design, our compensation program for executive officers and for our employees is designed to avoid excessive risk taking. In particular, our board of directors considered the following risk–limiting characteristics of our compensation program:

•	Our programs balance short–term and long–term incentives, with a portion of the total compensation for our executives provided in equity and focused on long–term performance.
•	Incentive plan awards are generally not tied to formulas that could focus executives on specific short–term outcomes.
•	Members of the board of directors approve final incentive awards in their discretion, after the review of executive and corporate performance.

Our board of directors has determined that there are no risks arising from our compensation policies and practices that are reasonably likely to have a material adverse effect on us.

COMPENSATION COMMITTEE REPORT (1)

The Board of Directors has reviewed and discussed with management the Compensation Discussion and Analysis included in this 2011 Annual Report on Form 10-K. Based on such review and discussion, the Board of Directors has approved the Compensation Discussion and Analysis for inclusion in the Company’s 2011 Annual Report on Form 10-K.

This report is submitted by the Board of Directors.

William Meris

Steven Darak

(1)	Pursuant to Instruction 1 to Item 407(e)(5) of Regulation S-K, the information set forth under “Compensation Committee Report” shall not be deemed to be “soliciting material” or to be “filed” with the Commission or subject to Regulation 14A or 14C, other than as provided in Item 407 of Regulation S-K, or to the liabilities of Section 18 of the Exchange Act, except to the extent that we specifically request that the information be treated as soliciting material or specifically incorporate it by reference into a document filed under the Securities Act of 1933, as amended (“Securities Act”), or the Exchange Act. Such information will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent we specifically incorporate it by reference.

Summary Compensation Table

The following table sets forth certain information with respect to compensation paid by us after the June 18, 2010 internalization of the Manager through the Conversion Transactions, and by the Manager prior to the internalization, to our named executive officers for service during the years ended December 31, 2011, 2010 and 2009:

						All
					Option	Other
		Salary	Bonus		Awards	Compensation		Total
Name and Principal Position	Year	($)	($)		($)(1)	($)(6)		($)

Shane Albers, Chairman and	2011	248,469	$-		$-	$2,360,000	(3)	$2,608,469
Chief Executive officer	2010	550,000	-		-	1,375	(5)	551,375
resigned June 7, 2011	2009	398,333	-		-	-		398,333

William Meris, President,	2011	520,269	-		370,500	19,350	(4)	910,119
Chairman, Chief Executive	2010	420,000	-		-	-		420,000
Officer effective June 7, 2011	2009	344,167	-		-	1,000	(5)	345,167

Steven Darak, Chief	2011	265,571	100,000	(2)	148,200	12,223	(5)	525,994
Financial Officer	2010	300,000	-		-	-		300,000
	2009	221,500	-		-	720	(5)	222,220

(1)	The amounts reported in this column reflect the non-cash, aggregate fair value of the awards at the grant date computed in accordance with FASB ASC Topic 718 "Stock Compensation". See Note 13 in the accompanying consolidated financial statements for a more detailed description of assumptions used in deriving the value of such options.
(2)	Under the terms of his employment agreement, Mr. Darak was entitled to receive a guaranteed bonus of $100,000 for the year ended December 31, 2011. This bonus was reported for the year ended December 31, 2011 and paid in January 2012.
(3)	Other compensation for Shane Albers includes; 1) $1,200,000 for the amount in excess of fair value of the common stock purchased in connection with the transfer for all of Mr. Albers' holding to an affiliate of NW Capital; $550,000 for a one time lump-sum severance payment; $550,000 for the continued use of the mortgage banker's license, for which Mr. Albers was the responsible person; and $60,000 for transitional consulting services. See Note 13 in the accompanying consolidated financial statements for a more detailed description of Mr. Albers' separation agreement and related terms. In addition to the compensation items noted above, under the terms of his separation agreement, Mr. Albers is to receive $170,000, over a 12 month, period for the reimbursement of ongoing consulting services provided him by a former employee (as of December 31, 2011, Mr. Albers has received $92,085 under this agreement) and $50,000 for the reimbursement of legal and accounting services, neither of which were considered compensation to Mr. Albers and, accordingly, are not reflected in the table above.
(4)	Other compensation for Mr. Meris in 2011 includes: $12,000 for company match on 401(K) program and $7,350 for an automobile allowance in accordance with his employment agreement.
(5)	Other compensation includes company match on 401(K) program.
(6)	According to the terms of their employment agreements, both Messrs. Meris and Darak are to receive supplemental disability benefits and an annual physical. During 2011 neither Mr. Meris or Mr. Darak utilized these benefits.

Grants of Plan-Based Awards

The following table provides certain information with respect to grants of plan-based awards made by the Company during the year ended December 31, 2011. No equity or equity-based awards were granted by us or the Manager to the named executive officers during the year ended December 31, 2010:

Estimated Future Payouts Under Non-
Equity Incentive Plan Awards
All Other
Option Awards
						Number of	Exercise	Grant Date
						Securities	Price of	Fair Value
						Underlying	Option	of Option
	Approval	Grant	Threshold	Target	Maximum	Options	Awards	Award
Name	Date	Date	($)(1)	($)	($)(1)	(#)(2)	($/Sh)	($)(3)

William Meris, Chief Executive Officer and President Cash Incentive Stock Option Award	6/30/2011	7/1/2011	$-	$-	$600,000	150,000	$9.58	$370,500
Steven Darak, Chief Financial Officer Cash Incentive Stock Option Award	6/30/2011	7/1/2011	100,000	-	310,000	60,000	9.58	148,200

(1)	Under the terms of their respective employment agreements, Messrs. Meris and Darak are entitled to an annual cash target bonus equal to 100% of their respective base salaries based on the attainment of certain specified goals. No bonus was accrued or paid to Mr. Meris under this provision during the year ended December 31, 2011 since the specified goals were never formally established. However, Mr. Darak was guaranteed a bonuse of $100,000 for the year ended December 31, 2011 which was paid in January 2012.
(2)	Under the terms of our 2010 Stock Incentive Plan, in July, 2011, Mr. Meris and Mr. Darak were granted stock options for 150,000 and 60,000 shares of stock, respectively. The exercise price at the date of grant was $9.58 and the fair value of the option awards at the grant date was $2.47.
(3)	The amounts reported in this column reflect the non-cash, aggregate fair value of the awards at the grant date computed in accordance with FASB ASC Topic 718 "Stock Compensation". See Note 13 in the accompanying consolidated financial statements for a more detailed description of assumptions used in deriving the value of such options.

Outstanding Equity Awards As of Fiscal Year End

The following table provides certain information with respect to equity awards outstanding at December 31, 2011. No equity or equity-based awards were granted by us or the Manager to the named executive officers during the year ended December 31, 2010:

		Number of	Number of
		Securities	Securities
		Underlying	Underlying
		Unexercised	Unexercised	Option
		Options	Options	Exercise	Option
		Exercisable	Unexercisable	Price	Expiration
Name and Principal Position	Year	(#)	(#)	($)	Date

William Meris, Chairman and CEO effective June 7, 2011)	2011	20,833	129,167	$9.58	August 1, 2021
Steven Darak, CFO	2011	8,333	51,667	$9.58	August 1, 2021

The options presented in the foregoing table were issued in July 2011 and vest on a monthly basis over a three–year period beginning in August 2011. There were no stock options granted in 2010 or 2009.

Other Tables Not Applicable

No equity awards were exercised during the year ended December 31, 2011. However, as a result of the consummation of the Conversion Transactions, 6,667 stock appreciation rights granted to Mr. Darak in the year ended December 31, 2007 under the Manager’s Executive Management Plan were converted into 400 shares of Class B-3 common stock. Neither we nor the Manager have provided the named executive officers with any defined-benefit pension benefits or benefits under any non-qualified deferred compensation plans.

Employment, Change in Control and Severance Agreements

Under the terms of the respective employment agreements with each of Messrs. Meris and Darak, various provisions exist with respect to a change in control of the Company, termination for cause, constructive termination without cause and amounts payable in each case. Following is a discussion of these terms.

In the context of termination for cause, cause shall mean (1) the executive is convicted of or enters a plea of nolo contendere to an act which is defined as a felony under any federal, state or local law, which conviction or plea has or can be expected to have a material adverse impact on our business or reputation, excluding traffic-related offenses, (2) the executive is convicted of any acts of intentional theft, larceny, embezzlement, fraud or other misappropriation, (3) a judicial determination of the executive’s commission of any acts of gross negligence or willful misconduct that has resulted in material harm to our business or reputation, or (4) the executive’s material breach of the employment agreement that is not cured after 30 days notice.

No termination for cause will be effective until and unless (1) we have given the executive written notice of our intention to terminate for cause within 30 days of the date on which our board learns of the act, failure or event giving rise to such termination for cause, (2) our board has held a formal meeting and voted to terminate the executive, but such meeting shall be held no sooner than five days after the executive has been given notice of the termination and notice of the board meeting so that the executive may present his position in writing, and (3) the board has given a notice of termination to the executive within 30 days after the last to occur of the board meeting and the conviction or final, judicial determination as described above.

We may, after a good faith determination by our board and in its sole discretion, suspend the executive with pay at any time during the period commencing with the notification given to the executive of our intent to terminate his employment until the final notice of termination is given. Upon giving the executive final notice of his termination, no further payments shall be due to the executive except as provided in the section below entitled “Payment of Benefits Earned Through Date of Termination.”

A change in control of the Company shall mean the occurrence of any one or more of the following events: (1) any individual, entity or group (“Person”) within the meaning of Sections 13(d) or 14(d) of the Exchange Act (other than the Company, its subsidiaries or affiliates and NW Capital or its affiliates), together with all affiliates and associates (as such terms are defined in Rule 12b-2 of the Exchange Act) of such Person, shall be become the beneficial owner (as such term is defined in Rule 13d-3 of the Exchange Act) of our securities representing 50% or more of the combined voting power of our then outstanding securities having the right to vote generally in an election of our board, other than as a result of (a) an acquisition of securities directly from us or our subsidiaries, or (b) an acquisition by any corporation pursuant to a reorganization, consolidation or merger, or (2) approval by our shareholders of a complete liquidation or dissolution of the Company, or (3) the sale, lease, exchange or other disposition of all or substantially all of our assets other than to a corporation, with respect to which following such sale, lease, exchange or other disposition (i) more than fifty percent (50%) of, respectively, the then outstanding shares of common stock of such corporation and the combined voting power of the then outstanding voting securities of such corporation entitled to vote generally in the election of directors is then beneficially owned, directly or indirectly, by all or substantially all of the individuals and entities who were the beneficial owners of our outstanding voting securities immediately prior to such sale, lease, exchange or other disposition, (ii) no Person (excluding the Company or NW Capital or any affiliate thereof and any employee benefit plan (or related trust) of the Company or NW Capital or any affiliate thereof, or a subsidiary thereof and any Person beneficially owning, immediately prior to such sale, lease, exchange or other disposition, directly or indirectly, fifty percent (50%) or more of our outstanding voting securities), beneficially owns, directly or indirectly, fifty percent (50%) or more of, respectively, the then outstanding shares of common stock of such corporation and the combined voting power of the then outstanding voting securities of such corporation entitled to vote generally in the election of directors, and (iii) at least a majority of the members of the board of directors of such corporation were members of our board at the time of the execution of the initial agreement or action of our board providing for such sale, lease, exchange or other disposition of our assets.

Notwithstanding the foregoing, a change in control as to the Company shall not be deemed to have occurred for purposes of the agreement solely as the result of an acquisition of securities by us or NW Capital or any affiliate or related party thereof which, by reducing the number of shares of voting securities outstanding, increases the proportionate voting power represented by the voting securities beneficially owned by any Person to 50% or more of the combined voting power of all then outstanding voting securities; provided, however, that if any Person referred to in this sentence shall thereafter become the beneficial owner of any additional shares of stock or other voting securities (other than pursuant to a stock split, stock dividend, or similar transaction), then a change in control as to the Company shall be deemed to have occurred for purposes of the agreement.

Constructive termination without cause shall mean a termination of the executive’s employment initiated by the executive not later than six months following the occurrence, without the executive’s prior written consent, of one or more of the following events (or the latest to occur in a series of events):

i.	a material adverse change in the functions, duties or responsibilities of executive’s position with the Company, which would reduce the level, importance or scope of such position, except in connection with the termination of executive’s employment with the Company for disability, cause, as a result of the executive’s death or by the executive other than for a constructive termination without cause;
ii.	any material breach by us of the agreement;
iii.	any purported termination of the executive’s employment for cause by the Company which does not comply with the terms of Section 7.2(1) of the agreement, which describes the definition of cause;
iv.	the failure of the Company to obtain a written agreement from any successor or assign of the Company to assume and agree to perform under the terms of the agreement;
v.	the failure by the Company to continue in effect any compensation plan in which the executive participates immediately prior to a change in control of the Company which is material to the executive’s total compensation from the Company, unless reasonably comparable alternative arrangements (embodied in ongoing substitute or alternative plans) have been implemented with respect to such plans, or the failure by the Company to continue the executive’s participation therein (or in such reasonably comparable substitute or alternative plans) on a basis not materially less favorable, in terms of the amount of benefits provided by the Company and the level of the executive’s participation relative to other participants, as existed during our last completed fiscal year prior to the change in control of the Company;
vi.	the relocation of the Company’s current corporateoffice to a new location more than thirty (30) miles away from the current location; or
vii.	except as may be prohibited by the SEC, FINRA or other applicable laws or the insurance carrier(s), the failure of our board of directors to take action as may be necessary to re-elect the executive to our board; provided, however, that it will not be a constructive termination without cause if the executive shall fail to be re-elected by our stockholders, or if our board’s failure to take action is in connection with the termination of the executive’s employment from the Company for disability, cause, as a result of the executive’s death or by the executive other than for a constructive termination without cause.

Notwithstanding the foregoing, a constructive termination without cause shall not be treated as having occurred unless the executive provides the Company with written notice of the particular action or omission described in clauses (i) through (vii) immediately above giving rise to the claimed constructive termination without cause within 30 days of the initial existence of such action or omission and, within 30 days after the executive provides us with such written notice, we fail to substantially correct (or reverse) such action or omission. In addition, a constructive termination without cause shall not be treated as having occurred unless the executive has given a final notice of termination delivered after expiration of our 30-day cure period. The executive shall be deemed to have waived the executive’s right to declare a constructive termination without cause with respect to any such action or omission if the executive does not notify us in writing of such action or omission within 30 days of the executive’s initial knowledge of the event that gives rise to such action or omission.

In determining the cash bonus actually paid with respect to a calendar year, if no cash bonus has been paid with respect to the calendar year in which the date of termination occurs, the cash bonus paid with respect to the immediately preceding calendar year shall be assumed to have been paid in each of the current and immediately preceding calendar years, and if no cash bonus has been paid by the date of termination with respect to the immediately preceding calendar year, the cash bonus paid with respect to the second preceding calendar year shall be assumed to have been paid in all three of the calendar years taken into account in determining covered average compensation.

If (i) any cash bonus paid with respect to the current or immediately preceding calendar year was paid within three months of the executive’s date of termination, (ii) such cash bonus is lower than the last cash bonus paid more than three months from the date of termination, and (iii) it is determined that the board acted in bad faith in setting such cash bonus (which determination of bad faith shall specifically be made with reference to the target cash bonuses set for other officers of the Company and the actual cash bonuses paid to other officers of the Company), then in such event any such cash bonus paid within three months of the date of termination shall be disregarded and the last cash bonus paid more than three months from the date of termination shall be substituted for each cash bonus so disregarded.

Rights Upon Termination

Payment of Benefits Earned Through Date of Termination.

Upon any termination of the executive’s employment during the employment period with the Company, the executive, or the executive’s estate, shall in all events be paid (I) all accrued but unpaid base salary, and (II) (except in the case of a termination by us for cause or a voluntary termination by the executive which is not due to a constructive termination without cause, in either of which cases this clause (II) shall not apply) a pro rata portion of the executive’s cash bonus. For purposes of fulfilling the requirements of clause (II) of the prior sentence, the following shall apply:

(a) The Company and the executive shall work in good faith to determine an appropriate cash bonus for the year in which the date of termination occurs. Such determination shall be based in good faith on an evaluation of the executive’s and the Company’s performance. If the Company, on the one hand, and the executive, on the other hand, cannot agree on appropriate amounts, then the Company may defer the determination of the cash bonus until such bonuses in respect of such year are determined for other officers of the Company. At such time, the amounts to be used for determining the executive’s pro rata bonus shall be a percentage of the executive’s target cash bonus, with such percentage being equal to the average of the percentages that apply to the cash bonuses of other officers ranked senior vice president or higher based on the attainment of the applicable performance goals and objectives; and

(b) Once the determination in the preceding paragraph is made, the pro rata portion of such amounts shall equal such amounts multiplied by a fraction, the numerator of which is the number of days from January 1 to the date of termination in the year of termination and the denominator of which is 365.

(c) Any and all amounts due pursuant to this section shall be paid no later than March 15 of the calendar year following the calendar year in which the executive’s termination of employment occurs.

The executive shall also retain all such rights with respect to vested equity-based awards as are provided under the circumstances under the applicable grant or award agreement, and shall be entitled to all other benefits which are provided under the circumstances in accordance with the provisions of the Company’s generally applicable employee benefit plans, practices and policies, other than severance plans. Nothing in the employment agreement shall have any impact on any shares of our stock held by the executive prior to the execution of the employment agreement or any shares of stock held by the executive at the time of termination of the employment agreement which are then fully vested and not subject to any restrictions.

Death.

In the event of the executive’s death during the employment period, the Company shall, in addition to paying the amounts set forth in the preceding section, take whatever action is reasonably necessary to cause all of the executive’s unvested equity-based awards that have been granted by the Company to become fully vested as of the date of death and, in the case of equity-based awards which have an exercise schedule, to become fully exercisable and continue to be exercisable for a period of (a) one year following death (or such greater exercise period as may be provided in the applicable award agreement for awards that are vested and exercisable at the time of death) or (b) if less, the end of the original term of the options.

Disability.

If the executive becomes disabled and terminates employment during the employment period from the Company, we shall, in addition to paying the amounts set forth above, pay to the executive, in one lump sum, an amount equal to two times the executive’s covered average compensation applicable to us (with no duplication of benefits). In order to receive this payment, the executive must execute (and not revoke) a separation agreement within the time periods described in “Separation Agreement Required; Time of Payment” below. The lump sum payment called for under this provision shall be paid at the time specified in “Separation Agreement Required; Time of Payment” below. If the executive executes (and does not revoke) the separation agreement within the specified time periods, the Company shall also:

(A) continue, without cost to the executive, benefits comparable to the medical benefits provided to the executive immediately prior to the date of termination for a period permitted under COBRA, but in no event more than eighteen 18 months following the date of termination, or until such earlier date as the executive obtains comparable benefits through other employment (as applicable, the “benefit period”);

(B) take whatever action is reasonably necessary to cause the executive to become vested as of the date of termination in all stock options, restricted stock grants, and all other equity-based awards that have been granted by the Company and be entitled to exercise and continue to exercise all such stock options and all other equity-based awards having an exercise schedule in accordance with their terms and to retain such grants and awards to the same extent as if they were vested upon termination of employment in accordance with their terms; and

(C) If the executive obtains a disability policy on commercially reasonable terms with the same or similar coverage as provided by the Company in the base disability policy and the supplemental policy prior to the date of termination then, until the expiration of the benefit period described above, following the date of termination (or, if earlier, until the executive obtains comparable benefits through other employment), reimburse the executive on a monthly basis for an amount equal to the difference between (i) the monthly premiums for such disability policy, less (ii) such amount as may be paid, prior to the date of termination, by the executive in respect of a portion of the premiums on the base disability policy provided by the Company prior to the date of termination if such disability policy is actually obtained by the executive. The Company shall not have any obligations under the foregoing provisions if the executive is terminated for cause.

Non-Renewal.

In the event the Company gives the executive a non-renewal notice, the Company shall, in addition to paying the amounts set forth in “Payment of Benefits Earned Through Date of Termination” above, provide the executive with the following payments and benefits, if the executive executes (and does not revoke) a separation agreement within the time periods described in “Separation Agreement Required; Time of Payment” below:

(A) Pay to the executive in one lump sum at the time specified in “Separation Agreement Required; Time of Payment” below an amount equal to the executive’s covered average compensation applicable to the Company (with no duplication of benefits);

(B) continue, without cost to the executive, benefits comparable to the medical benefits provided to the executive from the Company immediately prior to the date of termination for a period of 12 months following the date of termination from the Company, or until such earlier date as the executive obtains comparable benefits through other employment;

(C) take whatever action is reasonably necessary to cause the executive to become vested as of the date of termination in all stock options, restricted stock grants, and all other equity-based awards that have been granted by the Company, and be entitled to exercise and continue to exercise all such stock options and all other equity-based awards having an exercise schedule in accordance with their terms and to retain such grants and awards to the same extent as if they were vested upon termination of employment in accordance with their terms; and

(D) if the executive obtains a disability policy on commercially reasonable terms with the same or similar coverage as provided by the Company in the base disability policy and the supplemental policy prior to the date of termination then, until that date that is the end of the applicable benefit period following the date of termination (or, if earlier, until the executive obtains comparable benefits through other employment), reimburse the executive on a monthly basis for an amount equal to the difference between (i) the monthly premiums for such disability policy, less (ii) such amount as may be paid, prior to the date of termination, by the executive in respect of a portion of the premiums on the base disability policy provided by the Company prior to the date of termination.

Termination Without Cause; Constructive Termination Without Cause.

During the employment period, in the event the Company (or any successor entity) terminates the executive’s employment without cause, or if the executive terminates his employment in a constructive termination without cause, the Company shall, in addition to paying the amounts provided under the section entitled “Payment of Benefits Earned Through Date of Termination” above, pay to the executive, in one lump sum, an amount equal to two times the executive’s covered average compensation applicable to the Company (with no duplication of benefits). In order to receive this payment, the executive must execute (and not revoke) a separation agreement within the time periods described in “Separation Agreement Required; Time of Payment” below. The lump sum payment called for by this section shall be paid at the time specified in “Separation Agreement Required; Time of Payment” below. If the executive executes (and does not revoke) the separation agreement within the specified time periods, we shall also:

(A) continue, without cost to the executive, benefits comparable to the medical benefits provided to the executive immediately prior to the date of termination for the benefit period following the date of termination or until such earlier date as the executive obtains comparable benefits through other employment;

(B) take whatever action is reasonably necessary to cause the executive to become vested as of the date of termination in all stock options, restricted stock grants, and all other equity-based awards that have been granted by the Company, and be entitled to exercise and continue to exercise all such stock options and all other equity-based awards having an exercise schedule in accordance with their terms and to retain such grants and awards to the same extent as if they were vested upon termination of employment in accordance with their terms; and

(C) if the executive obtains a disability policy on commercially reasonable terms with the same or similar coverage as provided by the Company in the base disability policy and the supplemental policy prior to the date of termination then, until that date that is the end of the applicable benefit period following the date of termination (or, if earlier, until the executive obtains comparable benefits through other employment), reimburse the executive on a monthly basis for an amount equal to the difference between (i) the premium for such disability policy, less (ii) such amount as may be paid, prior to the date of termination, by the executive in respect of a portion of the premiums on the base disability policy provided by the Company prior to the date of termination.

Termination for Cause; Voluntary Resignation.

In the event the executive’s employment terminates during the employment period other than in connection with a termination meeting the conditions of clauses in the immediately preceding sections, the executive shall receive the amounts set forth in “Payment of Benefits Earned Through Date of Termination” above in full satisfaction of all of the executive’s entitlements from the Company. All equity-based awards not vested as of the date of termination shall terminate (unless otherwise provided in the applicable award agreement) and the executive shall have no further entitlements with respect thereto.

Clarification Regarding Treatment of Options and Restricted Stock or Units.

The stock option and restricted stock or unit agreements (the “equity award agreements”) that the executive has or may receive from the Company may contain language regarding the effect of a termination of the executive’s employment under certain circumstances.

(A) Notwithstanding such language in the equity award agreements, for so long as the employment agreement is in effect, the Company shall be obligated, if the terms of the employment agreement are more favorable in this regard than the terms of the equity award agreements, to take the actions described above, which provide that in certain situations, the Company shall cause the executive to become vested as of the date of termination in all or certain equity-based awards granted by the Company, and that such equity-based awards will thereafter be subject to the provisions of the applicable equity award agreement as it applies to vested awards upon a termination. For purposes of clarification, although an option grant may vest in accordance with these above-referenced sections, such option shall thereafter be exercisable only for so long as the related option agreement provides, except that the compensation committee of the board (or its equivalent) may, in its respective sole discretion, elect to extend the expiration date of such option (but not beyond the option’s original expiration date).

(B) Notwithstanding the definition of “cause” which may appear in the equity award agreements, for so long as the employment agreement is in effect (X) any “for cause” termination must be in compliance with the terms of the employment agreement, including the definition of “cause” set forth above, and (Y) only in the event of a “for cause” termination that meets both the definition in the employment agreement and the definition in the equity award agreement will the disposition of options and restricted stock or units under such equity award agreement be treated in the manner described in such equity award agreement in the case of a termination “for cause.”

(C) During the employment period, any stock options issued to the executive shall provide that if the executive’s employment is terminated in any manner which gives rise to an obligation under the employment agreement to cause the acceleration of vesting of stock options, then in such event such stock options may be exercised by the executive by having the applicable exercise price (but not any tax withholding obligations) satisfied in a cashless manner.

Separation Agreement Required; Time of Payment.

As noted above, in order to receive certain payments or benefits described above, the executive must execute (and not revoke) a separation agreement, which shall include a mutual general release of any and all claims that the executive had, has or may have in connection with the executive’s employment with the Company, as well as a release of any claims that we (including in each case our affiliated and related entities, owners, directors, officers, consultants, agents and representatives) as applicable, had, has or may have against the executive. The separation agreement shall be provided to the executive within five days following the executive’s separation from service, as defined in the employment agreements. The separation agreement must be executed and returned to the Company within the 21 or 45 day (as applicable) period that will be described in the separation agreement and it must not be revoked by the executive within the seven day revocation period that will be described in the separation agreement. The separation agreement may not be executed prior to the executive’s last day of employment. The lump sum payments called for by the sections above entitled Disability, Non-Renewal, and Termination Without Cause; Constructive Termination Without Cause, shall be paid within five days following the last day on which the executive could revoke the separation agreement. Notwithstanding anything in the preceding discussion to the contrary, if the period of time during which the executive has to consider the execution of the separation agreement, plus the seven day revocation period, spans two calendar years, the lump sum cash payments called for by the sections above entitled Disability, Non-Renewal, and Termination Without Cause; Constructive Termination Without Cause, shall be paid in the second calendar year.

Ban on Acceleration and Deferrals.

Under no circumstances may the time or schedule of any payment made or benefit provided pursuant to the employment agreement be accelerated or subject to a further deferral except as otherwise permitted or required pursuant to regulations and other guidance issued pursuant to Section 409A of the Internal Revenue Code.

See “Executive Compensation – Compensation Discussion and Analysis – Terms of Meris Employment Agreement” and “-Terms of Darak Employment Agreement” above for further information about the employment agreements of Messrs. Meris and Darak.

Potential Payments upon Termination of Employment or Change of Control

In the tables below, we summarize the estimated payments that would be made to each of our Named Executive Officers upon a termination of employment in the various circumstances listed as described above. The table for each Named Executive Officer should be read together with the description of that officer’s employment agreement above. Unless we note otherwise in the individual table, the major assumptions that we used in creating the tables are set forth directly below.

Date of Termination. The tables assume that any triggering event (i.e., termination, resignation, change of control, death or disability) took place on December 31, 2011, with covered average annual compensation for the past three years being used for purposes of any severance payout calculation.

Off-setting employment. For purposes of the table, we have assumed that each executive officer was not able to obtain comparable employment during the applicable period, which would offset the Company’s obligations to make certain payments described below under “Medical and Other Benefits.”

Medical and Other Benefits. The tables below do not include certain medical or disability benefits that may be payable on termination as set forth in the respective executive officers’ employment agreements. We also do not include any amounts payable on termination that are generally available to all employees on a non-discriminatory basis. As described above, Messrs. Meris and Darak are generally entitled to the continuation of medical benefits for a period of one year following non-renewal or up to 18 months following termination for disability or termination without cause. As of December 31, 2011, the monthly cost of such benefits for such officers ranged between approximately $171 to $255 depending on medical plan and dependent enrollment. Finally, the tables do not include premium amounts payable by the Company on behalf of Messrs. Meris and Darak to cover the cost of an additional $5 million of life insurance for Mr. Meris and $750,000 of life insurance for Mr. Darak, which such insurance benefits are not generally available to all employees on a non-discriminatory basis and would be realized in the event of the death of either Messrs. Meris or Darak.

Cash Incentive Program. We describe our cash incentive programs under “Short-Term Cash Incentive Opportunity”. The Compensation Committee, when established, is expected to establish a new objective short-term incentive compensation opportunity for our executive officers. Mr. Darak was paid a bonus of $100,000 in January, 2012 for the year ended 2011, in accordance with his employment contract. Mr. Meris was not paid a bonus in 2011.

The following table describes the potential payments upon termination or a change of control of the Company for William Meris, our President, Director and Chief Executive Officer.

	Termination
	Without Cause		Termination								Termination
Executive	Including Constructive		Following a								for Cause/
Benefits and	Termination		Change of		Non-						Voluntary
Payments Upon	Without Cause		Control		Renewal		Death		Disability		Resignation
Termination	($)		($)		($)		($)		($)		($)

Cash Compensation:
Base salary	$856,290	(1)	$856,290	(1)	$428,145	(2)	$-	(3)	$856,290	(4)	$-

Long term Incentives:
Acceleration of Unvested
Stock Options	-	(5)	-	(5)	-	(5)	-	(5)	-	(5)	-

Total	$856,290		$856,290		$428,145		$-		$856,290		$-

(1)	Mr. Meris' severance payment following a termination without cause is equal to two times the sum of his covered average compensation for the most recent three years. Mr. Meris' covered average compensation for the most recent three years was $428,145. Termination following a change of control would be treated the same as any other termination without cause.

(2)	In the event Mr. Meris' employment contract is not renewed, Mr. Meris is entitled to any earned but unpaid base salary plus a pro rata portion of cash bonus as applicable. In addition, Mr. Meris is to receive a lump sum payment equal to his covered annual compensation. For purposes of this column, we have assumed that Mr. Meris' employment was not renewed as of December 31, 2011, and that his cash bonus was the same amount as the bonuses paid in 2011. No bonus was paid to Mr. Meris in 2011.

(3)	In the event Mr. Meris is terminated due to death, Mr. Meris' estate is entitled to any earned but unpaid base salary plus a pro rata portion of cash bonus as applicable. For purposes of this column, we have assumed that Mr. Meris' death was as of December 31, 2011, and that his cash bonus was the same amount as the bonuses paid in 2011. No bonus was paid to Mr. Meris for 2011.

(4)	In the event Mr. Meris is terminated due to disability, Mr. Meris is entitled to any earned but unpaid base salary plus a pro rata portion of cash bonus as applicable. In addition, Mr. Meris is to receive a lump sum payment equal to two times the covered average compensation. For purposes of the column, we have assumed that Mr. Meris' disability was as of December 31, 2011, and that his cash bonus was the same amount as the bonus paid in 2011. No bonus was paid to Mr. Meris in 2011.

(5)	Upon such a termination, outstanding options will become fully exercisable in accordance with the terms of the executive's employment agreement. This amount denotes the incremental excess of the market value over the exercise price, if greater than zero, of unvested options for which vesting might be accelerated. Because the exercise price of $9.58 per share is significantly in excess of the estimated fair value per share of our common stock at December 31, 2011, no amounts have been provided in the preceding table.

The following table describes the potential payments upon termination or a change of control of the Company for Steven Darak, our Chief Financial Officer, Director and Treasurer.

	Termination
	Without Cause		Termination								Termination
Executive	Including Constructive		Following a								for Cause/
Benefits and	Termination		Change of		Non-						Voluntary
Payments Upon	Without Cause		Control		Renewal		Death		Disability		Resignation
Termination	($)		($)		($)		($)		($)		($)

Cash Compensation:
Base salary	$591,380	(1)	$591,380	(1)	$295,690	(2)	$-	(3)	$591,380	(4)	$-
Cash incentive					100,000	(2)	100,000	(3)	100,000	(4)	-

Long term Incentives:
Acceleration of Unvested
Stock Options	-	(5)	-	(5)	-	(5)	-	(5)	-	(5)	-

Total	$591,380		$591,380		$395,690		$100,000		$691,380		$-

(1)	Mr.Darak's severance payment following a termination without cause is equal to two times the sum of his covered average compensation for the most recent three years. Mr. Darak's covered average compensation for the most recent three years was $295,690. Termination following a change of control would be treated the same as any other termination without cause.

(2)	In the event Mr. Darak's employment contract is not renewed, Mr. Darak is entitled to any earned but unpaid base salary plus a pro rata portion of cash bonus, as applicable. In addition, Mr. Darak is to receive a lump sum payment equal to his covered annual compensation. For purposes of this column, we have assumed that Mr. Darak's employment was not renewed as of December 31, 2011, and that his cash bonus was the same amount as the bonuses paid in 2011. Mr. Darak received a $100,000 bonus for 2011.

(3)	In the event Mr. Darak is terminated due to death, Mr. Darak's estate is entitled to any earned but unpaid base salary plus a pro rate portion of cash bonus as applicable. For purposes of this column, we have assumed that Mr. Darak's death was as of December 31, 2011, and that his cash bonuses was the same amount as the bonuses paid in 2011. Mr. Darak received a $100,000 bonus for 2011.

(4)	In the event Mr. Darak is terminated due to disability, Mr.Darak is entitled to any earned but unpaid base salary plus a pro rata portion of cash bonus, as applicable. In addition, Mr. Darak is to receive a lump sum payment equal to two times the covered average compensation. For purposes of the column, we have assumed that Mr. Darak's disability was as of December 31, 2011, and that his cash bonus was the same amount as the bonus paid in 2011. Mr. Darak received a $100,000 bonus for 2011.

(5)	Upon such a termination, outstanding options will become fully exercisable in accordance with the terms of the executive's employment agreement. This amount denotes the incremental excess of the market value over the exercise price, if greater than zero, of unvested options for which vesting might be accelerated. Because the exercise price of $9.58 per share is significantly in excess of the estimated fair value per share of our common stock at December 31, 2011, no amounts have been provided in the preceding table.

Director Compensation

During 2011, our board of directors consisted of Messrs. Albers (until his resignation on June 7, 2011) Meris, and Darak (beginning on April 6, 2011), none of whom received retainer, meeting or other fees or compensation during the year ended December 31, 2011 in connection with their service on the board of directors.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of March 30, 2012, we had approximately 5,090 stockholders of record. The following table summarizes, as of March 30, 2012, the number of shares and percentage of shares of common stock beneficially owned by certain beneficial owners, and by each of our directors and named executive officers and all of our directors and executive officers as a group. In accordance with SEC rules, each listed person’s beneficial ownership includes all shares as to which the investor has or shares voting or dispositive control (such as in the capacity as a general partner of an investment fund) and all shares the investor has the right to acquire within 60 days (such as shares of restricted common stock that are currently vested or which are scheduled to vest within 60 days).

Security Ownership of Certain Beneficial Owners

In connection with Mr. Albers’ resignation, we consented to the transfer of all of Mr. Albers’ holdings in the Company to an affiliate of NW Capital.  As a result, the affiliate acquired 1,423 shares of Class B-1 common stock, 1,423 shares of Class B-2 common stock, 2,849 shares of Class B-3 common stock and 313,789 shares of Class B-4 common stock for $8.02 per share. In addition, as a result of the conversion feature of the NW Capital loan, these parties have shared direct and indirect beneficial ownership in our common stock upon conversion.

The following table presents the direct and indirect beneficial ownership of NW Capital and its affiliates that represent greater than 5% of the related class of stock at December 31, 2011:

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Direct Beneficial Interest
B-4 Common	Desert Stock Acquisition I LLC	313,789	50.00%

Indirect Beneficial Interest
B-4 Common	NWRA Ventures I, LLC	313,789	50.00%
B-4 Common	NWRA Ventures Management I, LLC	313,789	50.00%
B-4 Common	NWRA Red Rock I, LLC	313,789	50.00%
B-4 Common	Juniper NVM, LLC	313,789	50.00%
B-4 Common	Five Mile Capital II IMH Investment SPE, LLC	313,789	50.00%
B-4 Common	Five Mile Capital II Equity Pooling LLC	313,789	50.00%
B-4 Common	Five Mile Capital Partners LLC	313,789	50.00%

(1)	The principal business and office address for Desert Stock Acquisition I LLC, NWRA Ventures I, LLC, NWRA Ventures Management I, LLC and NWRA Redrock I, LLC is c/o NWRA Ventures I, LLC, 10 Cutter Mill Road, Suite 402, Great Neck, NY 11021.

(2)	The principal business and office address for Juniper NVM, LLC is c/o Juniper Capital Partners, LLC, 981 Linda Flora, Los Angeles, California 90049.

(3)	The principal business and office address for Five Mile Capital II IMH Investment SPE, LLC, Five Mile Capital II Equity Pooling LLC and Five Mile Capital Partners LLC is c/o Five Mile Capital Partners LLC, 3 Stamford Plaza, 301 Tresser Blvd., 12th Floor, Stamford, CT 06901.

In addition, each of Desert Stock Acquisition I, NWRA Ventures I, NWRA Ventures Management I, NWRA Red Rock I, Juniper NVM, Five Mile Capital II, Five Mile Capital II Equity Pooling and Five Mile Capital Partners have indirect beneficial ownership of 7,123,594 shares of our common stock. This number of shares common stock assumes the conversion of the NW Capital loan into our Series A preferred stock and then into common stock and assumes the maximum deferred interest elections on the NW Capital loan or the maximum paid-in-kind dividends on the Series A preferred stock, as applicable. Under this assumption, this would equate to a shared beneficial ownership of over 31% of our common stock.

Security Ownership of Management

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

Name	Amount and Nature of Beneficial Ownership		Percent of Class
William Meris	268,861	(1)	1.6%
Steven T. Darak	52,042	(2)	*

All directors and executive officers as a group (2 persons)	320,903		1.9%

    *Less than 1% of the number of shares of common stock outstanding

1.	Includes 805 shares of Class B-1 common stock, 805 shares of Class B-2 common stock, 1,613 shares of Class B-3 common stock and 236,471 shares of Class B-4 common stock. In addition, includes 29,167 options which are scheduled to vest within 60 days that are exercisable into common stock upon exercise. The 236,471 shares of Class B-4 common stock held by Mr. Meris that are subject to restrictions on transfer that expire on the four-year anniversary of the consummation of the Conversion Transactions, subject to earlier termination in certain circumstances.

2.	Includes 40,375 shares of Class B-3 common stock, convertible into common stock. In addition, includes 11,667 options which are scheduled to vest within 60 days that are exercisable into common stock upon exercise.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

In addition to the director and executive officer compensation arrangements discussed above under “Executive Compensation,” the following is a description of transactions since January 1, 2011, to which we have been a party in which the amount involved exceeded or will exceed $120,000 and in which any of our directors, executive officers, beneficial holders of more than 5% of our capital stock, or entities affiliated with them, had or will have a direct or indirect material interest.

Convertible Notes Payable with NW Capital

On June 7, 2011, we entered into and closed funding of a $50.0 million senior secured convertible loan with NW Capital. The loan matures on June 6, 2016 and bears interest at a rate of 17% per year. The lender elected to defer all interest due through December 7, 2011 and 5% of the interest accrued from December 8, 2011 to December 31, 2011. Thereafter, the lender, at its sole option, may make an annual election to defer a portion of interest due representing 5% of the total accrued interest amount, with the balance (12%) payable in cash. Deferred interest is capitalized and added to the outstanding loan balance on a quarterly basis. Interest is payable quarterly in arrears beginning on January 1, 2012, and thereafter each April, July, October and January during the term of the loan. NW Capital has made the election to defer the 5% interest for the year ending December 31, 2012.

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

Dividends on the Series A preferred stock will accrue from the issue date at the rate of 17% of the issue price per year, compounded quarterly in arrears. A portion of the dividends on the Series A preferred stock (generally 5% per annum) is payable in additional shares of stock. Generally, no dividend may be paid on the common stock during any fiscal year unless all accrued dividends on the Series A preferred stock have been paid in full. However, the lender has agreed to allow the payment of dividends to common stockholders for up to the first eight quarters following the loan closing in an annual amount of up to 1% of the net book value of the Company’s common stock as of the immediately preceding December 31. All issued and outstanding shares of Series A preferred stock will automatically convert into common stock upon closing of the sale of shares of common stock to the public at a price equal to or greater than 2.5 times the $9.58 conversion price in a firm commitment underwritten public offering and listing of the common stock on a national securities exchange within three years of the date of the loan, resulting in at least $250 million of gross proceeds.

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

See Note 9 – Notes Payable in the accompanying financial statements for additional information regarding this transaction.

New World Realty Advisors, LLC

Effective March 2011, we entered into an agreement with New World Realty Advisors, LLC (“NWRA”) to provide certain consulting and advisory services in connection with the development and implementation of an interim recovery and workout plan and long-term strategic growth plan for us.  The key provisions of the agreement include a diagnostic review of the Company and its existing REO assets and loan portfolio, development and implementation of specific workout strategies for such assets, the development and implementation of a new investment strategy, and, when warranted, an assessment of the Company’s capital market alternatives. The agreement shall remain in effect for four years and may be extended for an additional three years.

Fees under this agreement include a non-contingent monthly fee of $125,000 and a success fee component, plus out-of-pocket expenses. The success fee includes a capital advisory fee and associated right of first offer to provide advisory services (subject to separate agreement), a development fee and associated right of first offer to serve as developer (subject to separate agreement), an origination fee equal to 1% of the total amount or gross purchase price of any loans made or asset acquired identified or underwritten by NWRA and a legacy asset performance fee equal to 10% of the positive difference between realized gross recovery value and 110% of the December 31, 2010 carrying value, calculated on a per REO or loan basis.  No offsets between positive and negative differences are allowed.

During the year ended December 31, 2011, NWRA earned total fees of approximately $1.5 million under this consulting agreement. This balance is comprised of $1.3 million in base asset management fees which is included in professional fees in the accompanying consolidated statement of operations, and $0.2 million in legacy asset fees which is included in loss/(gain) on disposal of assets in the accompanying consolidated statement of operations.

Juniper Capital Partners, LLC

We entered into a consulting agreement with Juniper Capital Partners, LLC (“Juniper Capital”), an affiliate of NW Capital, dated June 7, 2011, pursuant to which we engaged Juniper Capital to perform a variety of consulting services to us. Services to be provided include assisting us with strategic and business development matters, advising us with respect to the formation, structuring, business planning and capitalization of various special purpose entities, and advising us with respect to leveraging our relationships to access market opportunities, as well as strategic partnering opportunities. The initial term of the consulting agreement is four years and is automatically renewable for three more years unless terminated. The annual consulting fee expense under this agreement is $0.3 million. During the year ended December 31, 2011, we incurred $0.2 million under this agreement, which is included in professional fees in the accompanying statement of operations.

Employment Agreements

We entered into employment agreements containing compensation, termination and change of control provisions, among others, with our executive officers described under the heading “Executive Compensation — Compensation Discussion and Analysis - New Executive Employment Agreements” above.

Policies and Procedures for Related Party Transactions

We recognize that transactions we may conduct with any of our directors or executive officers may present potential or actual conflicts of interest and create the appearance that decisions are based on considerations other than our best interests or those of our stockholders. We have established, and the board of directors has adopted, a written related party transaction policy to monitor transactions, arrangements or relationships, or any series of similar transactions, arrangements or relationships, including any indebtedness or guarantee of indebtedness, in which the Company and any of the following have an interest: any person who is or was an executive officer, director or nominee for election as a director (since the beginning of the last fiscal year); a person, entity or group who is a greater than 5% beneficial owner of our common stock; an immediate family member of any of the foregoing persons; or any firm, corporation or other entity in which any of the foregoing persons is employed or is a partner or principal or in a similar position or in which such person has a 10% or greater beneficial ownership interest (which we refer to in this report as a “related person”). The policy covers any transaction where the aggregate amount is expected to exceed $120,000 in which a related person has a direct or indirect material interest.

Under the policy, potential related party transactions are identified by our senior management and the relevant details and analysis of the transaction are presented to the board of directors. If a member of our senior management has an interest in a potential related party transaction, all relevant information is provided to our Chief Executive Officer, his designee or a designated officer without any interest in the transaction (as the case may be), who will review the proposed transaction (generally with assistance from our general counsel or outside counsel) and then present the matter and his or her conclusions to the board of directors.

Our board of directors reviews the material facts of any potential related party transaction and will then approve or disapprove such transaction. In making its determination to approve or ratify a related party transaction, the board of directors considers such factors as (1) the extent of the related person’s interest in the related party transaction, (2) if applicable, the availability of other sources or comparable products or services, (3) whether the terms of the related party transaction are no less favorable than terms generally available in unaffiliated transactions under like circumstances, (4) the benefit to the Company, (5) the aggregate value of the related party transaction, and (6) such other factors it deems appropriate.

All ongoing related party transactions are reviewed and approved annually by the board of directors. During 2011, the transactions with NW Capital, NWRA and Juniper Capital described above were the only related party transactions identified that fell within the criteria cited above and these transactions were approved by our board of directors.

Item 14.	Principal Accounting Fees and Services.

We have appointed BDO USA, LLP as the independent registered public accountants to audit our consolidated financial statements for the fiscal year ended December 31, 2011. BDO USA, LLP has served as our independent registered public accounting firm since 2006.

Audit Fees.  Fees for audit services paid to BDO USA, LLP totaled approximately $0.5 million in 2011 and $1.0 million in 2010. Fees include those associated with annual audit services, the review of our quarterly reports on Form 10-Q, and assistance with and review of documents to be filed with the SEC.

Audit-Related Fees.  We neither incurred nor paid any fees for audit-related services to BDO USA LLP in 2011 or 2010.  Audit-related services principally include due diligence, consents and assistance with review of documents pertaining to acquisitions.

Tax Fees.  We neither incurred nor paid any fees for tax-related services to BDO USA, LLP in 2011 or 2010.

All Other Fees.  No other fees for any other services not included above were incurred in 2011 or 2010.

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

(b)	Exhibits

Exhibit No.	Description of Document

2.1	Agreement and Plan of Conversion and Contribution dated May 10, 2010 by and among IMH Secured Loan Fund, LLC, Investors Mortgage Holdings Inc. and its stockholders, and IMH Holdings, LLC and its members (filed as Exhibit 2.1 to the Quarterly Report on Form 10-Q filed on August 23, 2010 and incorporated herein by reference).

3.1	Certificate of Incorporation of IMH Financial Corporation (filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q filed on August 23, 2010 and incorporated herein by reference).

3.2	Amended and Restated Bylaws of IMH Financial Corporation (filed as Exhibit 3.1 to Current Report on Form 8-K filed on April 21, 2011 and incorporated herein by reference).

3.3	Certificate of Designation of Series A Cumulative Convertible Preferred Stock (filed as Exhibit 3.1 to Current Report on Form 8-K on June 13, 2011 and incorporated herein by reference).

4.1	2010 IMH Financial Corporation Employee Stock Incentive Plan (filed as Exhibit 4.1 to Report on Form 8-K filed on June 23, 2010 and incorporated herein by reference).

4.2	Registration Rights Agreement (filed as Exhibit 4.1 to Current Report on Form 8-K on June 13, 2011 and incorporated herein by reference).

10.1	Management Agreement by and between Strategic Wealth & Income Fund, LLC and SWI Management, LLC (filed as Exhibit 10.3 to Amendment No. 3 to Registration Statement on Form S-4filed on March 18, 2010 and incorporated herein by reference).

10.2††	Selling Agreement (filed as Exhibit 10.6 to Amendment No. 9 to Registration Statement on Form S-4 filed on May 10, 2010 and incorporated herein by reference).

10.3††	Amendment to Selling Agreement (filed as Exhibit 10.7 to Amendment No. 9 to Registration Statement on Form S-4 filed on May 10, 2010 and incorporated herein by reference).

10.4	Indemnification Agreement, by and between Shane Albers and IMH Financial Corporation (filed as Exhibit 10.1 to Quarterly Report on Form 10-Q filed on November 22, 2010 and incorporated herein by reference).

10.5	Indemnification Agreement, by and between William Meris and IMH Financial Corporation (filed as Exhibit 10.2 to Quarterly Report on Form 10-Q filed on November 22, 2010 and incorporated herein by reference).

10.6	Indemnification Agreement, by and between Steven Darak and IMH Financial Corporation (filed as Exhibit 10.3 to Quarterly Report on Form 10-Q filed on November 22, 2010 and incorporated herein by reference).

10.7	Advisory Services Agreement with New World Realty Advisors, LLC (filed as Exhibit 10.4 to Current Report on Form 8-K on April 26, 2011 and incorporated herein by reference).

10.8	Amended and Restated Consulting Agreement by and between IMH Financial Corporation and ITH Partners, LLC (filed as Exhibit 10.5 to Current Report on Form 8-K on April 26, 2011 and incorporated herein by reference).

10.9	Employment Separation and General Release Agreement with Shane Albers (filed as Exhibit 10.6 to Current Report on Form 8-K on April 26, 2011 and incorporated herein by reference).

10.10	Employment Agreement with William Meris (filed as Exhibit 10.7 to Current Report on Form 8-K on April 26, 2011 and incorporated herein by reference).

10.11	Employment Agreement with Steven Darak (filed as Exhibit 10.8 to Current Report on Form 8-K on April 26, 2011 and incorporated herein by reference).

10.12	Loan Agreement by and between IMH Financial Corporation and NWRA Ventures I, LLC (filed as Exhibit 10.1 to Current Report on Form 8-K on June 13, 2011 and incorporated herein by reference).

10.13	Promissory Note (filed as Exhibit 10.2 to Current Report on Form 8-K on June 13, 2011 and incorporated herein by reference).

10.14	Consulting Services Agreement with Juniper Capital Partners, LLC (filed as Exhibit 10.3 to Current Report on Form 8-K on June 13, 2011 and incorporated herein by reference).

21.1*	List of Subsidiaries

23.1*	Consent of Cushman & Wakefield, Inc.

23.2*	Consent of BDO USA, LLP.

24.1	Powers of Attorney (see signature page).

31.1*	Certification of Chief Executive Officer of IMH Financial Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Executive Officer of IMH Financial Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.2*†	Certification of Chief Executive Officer and the Chief Financial Officer of IMH Financial Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Memorandum of Understanding (filed as Exhibit 99.1 to Current Report on Form 8-K on February 6, 2012 and incorporated herein by reference).

*	Filed herewith.
†	This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Exchange Act, and is not to be incorporated by reference into any filings of the Fund, whether made before or after the date hereof, regardless of any general incorporation language in such filing.
††	One example agreement has been filed pursuant to Item 601 of Regulation S-K. Confidential treatment has been granted with respect to information identifying the counterparty to this agreement, and the schedule provided pursuant to Item 601 identifying the counterparties to the other agreements and certain other differences. The omitted information and schedule has been filed separately with the U.S. Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 30, 2012	IMH FINANCIAL CORPORATON

	By:	/s/ Steven Darak
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

Signature	Title	Date

/s/ William Meris	Chief Executive Officer, President and Director (Principal	March 30, 2012
William Meris	Executive Officer)

/s/ Steven Darak	Chief Financial Officer and Director (Principal Financial Officer	March 30, 2012
Steven Darak	and Principal Accounting
Officer)

Exhibit Index

Exhibit No.	Description of Document

2.1	Agreement and Plan of Conversion and Contribution dated May 10, 2010 by and among IMH Secured Loan Fund, LLC, Investors Mortgage Holdings Inc. and its stockholders, and IMH Holdings, LLC and its members (filed as Exhibit 2.1 to the Quarterly Report on Form 10-Q filed on August 23, 2010 and incorporated herein by reference).

3.1	Certificate of Incorporation of IMH Financial Corporation (filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q filed on August 23, 2010 and incorporated herein by reference).

3.2	Amended and Restated Bylaws of IMH Financial Corporation (filed as Exhibit 3.1 to Current Report on Form 8-K filed on April 21, 2011 and incorporated herein by reference).

3.3	Certificate of Designation of Series A Cumulative Convertible Preferred Stock (filed as Exhibit 3.1 to Current Report on Form 8-K on June 13, 2011 and incorporated herein by reference).

4.1	2010 IMH Financial Corporation Employee Stock Incentive Plan (filed as Exhibit 4.1 to Report on Form 8-K filed on June 23, 2010 and incorporated herein by reference).

4.2	Registration Rights Agreement (filed as Exhibit 4.1 to Current Report on Form 8-K on June 13, 2011 and incorporated herein by reference).

10.1	Management Agreement by and between Strategic Wealth & Income Fund, LLC and SWI Management, LLC (filed as Exhibit 10.3 to Amendment No. 3 to Registration Statement on Form S-4 filed on March 18, 2010 and incorporated herein by reference).

10.2††	Selling Agreement (filed as Exhibit 10.6 to Amendment No. 9 to Registration Statement on Form S-4 filed on May 10, 2010 and incorporated herein by reference).

10.3††	Amendment to Selling Agreement (filed as Exhibit 10.7 to Amendment No. 9 to Registration Statement on Form S-4 filed on May 10, 2010 and incorporated herein by reference).

10.4	Indemnification Agreement, by and between Shane Albers and IMH Financial Corporation (filed as Exhibit 10.1 to Quarterly Report on Form 10-Q filed on November 22, 2010 and incorporated herein by reference).

10.5	Indemnification Agreement, by and between William Meris and IMH Financial Corporation (filed as Exhibit 10.2 to Quarterly Report on Form 10-Q filed on November 22, 2010 and incorporated herein by reference).

10.6	Indemnification Agreement, by and between Steven Darak and IMH Financial Corporation (filed as Exhibit 10.3 to Quarterly Report on Form 10-Q filed on November 22, 2010 and incorporated herein by reference).

10.7	Advisory Services Agreement with New World Realty Advisors, LLC (filed as Exhibit 10.4 to Current Report on Form 8-K on April 26, 2011 and incorporated herein by reference).

10.8	Amended and Restated Consulting Agreement by and between IMH Financial Corporation and ITH Partners, LLC (filed as Exhibit 10.5 to Current Report on Form 8-K on April 26, 2011 and incorporated herein by reference).

10.9	Employment Separation and General Release Agreement with Shane Albers (filed as Exhibit 10.6 to Current Report on Form 8-K on April 26, 2011 and incorporated herein by reference).

10.10	Employment Agreement with William Meris (filed as Exhibit 10.7 to Current Report on Form 8-K on April 26, 2011 and incorporated herein by reference).

10.11	Employment Agreement with Steven Darak (filed as Exhibit 10.8 to Current Report on Form 8-K on April 26, 2011 and incorporated herein by reference).

10.12	Loan Agreement by and between IMH Financial Corporation and NWRA Ventures I, LLC (filed as Exhibit 10.1 to Current Report on Form 8-K on June 13, 2011 and incorporated herein by reference).

10.13	Promissory Note (filed as Exhibit 10.2 to Current Report on Form 8-K on June 13, 2011 and incorporated herein by reference).

10.14	Consulting Services Agreement with Juniper Capital Partners, LLC (filed as Exhibit 10.3 to Current Report on Form 8-K on June 13, 2011 and incorporated herein by reference).

21.1*	List of Subsidiaries

23.1*	Consent of Cushman & Wakefield, Inc.

23.2*	Consent of BDO USA, LLP.

24.1	Powers of Attorney (see signature page).

31.1*	Certification of Chief Executive Officer of IMH Financial Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Executive Officer of IMH Financial Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.2*†	Certification of Chief Executive Officer and the Chief Financial Officer of IMH Financial Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Memorandum of Understanding (filed as Exhibit 99.1 to Current Report on Form 8-K on February 6, 2012 and incorporated herein by reference).

*	Filed herewith.
†	This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Exchange Act, and is not to be incorporated by reference into any filings of the Fund, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

††	One example agreement has been filed pursuant to Item 601 of Regulation S-K. Confidential treatment has been granted with respect to information identifying the counterparty to this agreement, and the schedule provided pursuant to Item 601 identifying the counterparties to the other agreements and certain other differences. The omitted information and schedule has been filed separately with the U.S. Securities and Exchange Commission.

IMH FINANCIAL CORPORATION

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

IMH Financial Corporation

Scottsdale, Arizona

We have audited the accompanying consolidated balance sheets of IMH Financial Corporation (formerly known as IMH Secured Loan Fund, LLC) as of December 31, 2011 and 2010 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of IMH Financial Corporation at December 31, 2011 and 2010, and the results of its consolidated operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

Phoenix, Arizona

March 30, 2012

IMH FINANCIAL CORPORATION

(formerly known as IMH Secured Loan Fund, LLC)

CONSOLIDATED BALANCE SHEETS

December 31, 2011 and 2010

(In thousands, except unit and share data)

	December 31,
	2011	2010

ASSETS
Cash and Cash Equivalents	$21,322	$831
Mortgage Loans Held for Sale, Net	103,503	123,200
Accrued Interest Receivable	4,683	8,074
Other Receivables	5,423	6,376
Real Estate Acquired through Foreclosure Held for Sale	30,945	31,830
Real Estate Acquired through Foreclosure Held for Development	44,920	36,661
Deferred Financing Costs, Net	6,004	447
Other Assets	2,903	1,468
Operating Properties Acquired through Foreclosure	19,611	20,981
Property and Equipment, Net	1,013	1,462

Total Assets	$240,327	$231,330

LIABILITIES
Accounts Payable and Accrued Expenses	$7,183	$6,680
Accrued Property Taxes	5,308	4,606
Dividends Payable	506	-
Notes Payable, Net of Discount	4,712	16,458
Accrued Interest Payable	425	106
Liabilities of Assets Held for Sale	591	1,934
Tenant Deposits and Funds Held For Others	744	183
Convertible Notes Payable, Net of Discount	45,155	-
Exit Fee Payable	10,448	-

Total Liabilities	75,072	29,967

Commitments and Contingent Liabilities

STOCKHOLDERS' EQUITY
Common stock, $.01 par value; 200,000,000 shares authorized; 16,873,880 and 16,809,766 shares outstanding at December 31, 2011 and 2010, respectively	170	168
Preferred stock, $.01 par value; 100,000,000 shares authorized; none outstanding	-	-
Paid-in Capital	725,835	726,750
Accumulated Deficit	(560,750)	(525,555)
Total Stockholders' Equity	165,255	201,363

Total Liabilities and Stockholders' Equity	$240,327	$231,330

The accompanying notes are an integral part of these statements

IMH FINANCIAL CORPORATION

(formerly known as IMH Secured Loan Fund, LLC)

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended December 31, 2011, 2010 and 2009

(In thousands, except per unit and share data)

	Years Ended December 31,
	2011	2010	2009

REVENUE:
Mortgage Loan Income, Net	$1,327	$1,454	$21,339
Rental Income	1,847	1,665	955
Investment and Other Income (Loss)	559	637	228

Total Revenue	3,733	3,756	22,522

COSTS AND EXPENSES:
Property Taxes for Real Estate Owned	2,929	2,543	2,415
Other Operating Expenses for Real Estate Owned	2,533	2,317	1,784
Professional Fees	8,277	6,331	3,204
Management Fee	-	109	574
Default and Enforcement Related Expenses	767	564	700
General and Administrative Expenses	10,232	3,720	54
Organizational Costs	300	-	-
Offering Costs	209	6,149	-
Interest Expense	9,072	2,071	267
Restructuring charges	204	-	-
Depreciation and Amortization Expense	1,796	1,473	702
Loss (Gain) on Disposal of Assets	(201)	1,209	-
Loss on Settlement	281	-	-
Total Operating Expenses	36,399	26,486	9,700
Provision for Credit Losses	1,000	47,454	79,299
Impairment of Real Estate Owned	1,529	46,856	8,000
Total Provision and Impairment Charges	2,529	94,310	87,299

Total Costs and Expenses	38,928	120,796	96,999

Loss before income taxes	(35,195)	(117,040)	(74,477)

Provision for Income Taxes	-	-	-

NET LOSS	$(35,195)	$(117,040)	$(74,477)

Basic loss per common share
Net Loss per Share	$(2.09)	$(7.05)	$(4.63)
Weighted Average Common Shares Outstanding	16,850,504	16,591,687	16,093,487

The accompanying notes are an integral part of these statements

IMH FINANCIAL CORPORATION

(formerly known as IMH Secured Loan Fund, LLC)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Years ended December 31, 2011, 2010 and 2009

(In thousands, except unit data)

	IMH Financial Corporation			IMH Secured Loan Fund			Total
	Common Stock			Members' Capital		Accumulated	Stockholders'
	Shares	Amount	Paid-in Capital	Units	Capital	Deficit	Equity

Balances at December 31, 2008	-	$-	$-	73,038	$730,383	$(322,332)	408,051

Net Loss - 2009	-	-	-	-	-	(74,477)	(74,477)
Distributions to Members	-	-	-	-	-	(11,706)	(11,706)
Net Activity for Year	-	-	-	-	-	(86,183)	(86,183)
Balances at December 31, 2009	-	-	-	73,038	730,383	(408,515)	321,868

Net Loss - 2010	-	-	-	-	-	(117,040)	(117,040)
Conversion of Member units to Common Shares	16,093,487	161	730,222	(73,038)	(730,383)	-	-
Common Shares issued for Acquistion of Manager	716,279	7	(3,472)	-	-	-	(3,465)
Net Activity for Year	16,809,766	168	726,750	(73,038)	(730,383)	(117,040)	(120,505)
Balances at December 31, 2010	16,809,766	168	726,750	-	-	(525,555)	201,363

Net Loss - 2011	-	-	-	-	-	(35,195)	(35,195)
Dividends Declared	-	-	(1,518)	-	-	-	(1,518)
Stock-Based Compensation	64,114	2	603	-	-	-	605
Net Activity for Year	64,114	2	(915)	-	-	(35,195)	(36,108)
Balances at December 31, 2011	16,873,880	$170	$725,835	-	$-	$(560,750)	$165,255

The accompanying notes are an integral part of these statements

IMH FINANCIAL CORPORATION

(formerly known as IMH Secured Loan Fund, LLC)

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2011, 2010 and 2009

(In thousands)

	Years Ended December 31,
	2011	2010	2009

CASH FLOWS - OPERATING ACTIVITIES
Net Loss	$(35,195)	$(117,040)	$(74,477)
Adjustments to reconcile net loss to net
cash from operating activities:
Provision for Credit Losses	1,000	47,454	79,299
Impairment of Real Estate Owned	1,529	46,856	8,000
Stock-Based Compensation	603	-	-
Stock-Based Compensation Attributed to Deferred Financing Costs	1,037	-	-
Loss (Gain) on Disposal of Assets	(201)	1,209	-
Amortization of Deferred Financing Costs	1,494	-	-
Depreciation and Amortization Expense	1,796	1,473	702
Imputed Interest on Notes Payable	530	471	-
Increase (decrease) in cash resulting from changes in:
Accrued Interest Receivable	(1,268)	(2,405)	(2,622)
Other Receivables	(1,143)	(4,134)	405
Other Assets	(1,435)	(220)	(1,757)
Accounts Payable and Accrued Expenses	1,898	4,113	(1,426)
Accrued Interest Payable	5,922	106	-
Accrued Property Taxes	702	2,430	5,089
Liabilities of Assets Held for Sale	(3,638)	151	-
Tenant Deposits and Funds Held for Others	561	(31)	175

Total adjustments	9,387	97,473	87,865

Net cash provided by (used in) operating activities	(25,808)	(19,567)	13,388

CASH FLOWS - INVESTING ACTIVITIES
Proceeds from Sale/Recovery of Real Estate Owned	9,729	4,684	1,083
Proceeds from Sale of Loans	5,380	4,452	-
Acquisition of Manager, Net of Cash Acquired	-	(3,299)	-
Purchases of Property and Equipment	(29)	(8)	-
Mortgage Loan Fundings and Protective Advances	(3,734)	(1,729)	(30,343)
Mortgage Loan Repayments	7,103	6,662	10,593
Investment in Real Estate Owned	(777)	(1,552)	(2,512)
Net cash provided by (used in) investing activities	17,672	9,210	(21,179)

CASH FLOWS - FINANCING ACTIVITIES
Proceeds from Notes Payable	1,500	16,006	-
Proceeds from Convertible Notes Payable	50,000	-	-
Debt Issuance Costs	(8,084)	-	-
Repayments of Notes Payable	(13,776)	(4,072)	-
Proceeds from Borrowings from Manager	-	-	6,000
Repayments of Borrowings from Manager	-	(1,608)	(4,392)
Payments on Notes payable to Stockholders	-	(101)	-
Members' Distributions	-	-	(16,669)
Dividends Paid	(1,013)	-	-
Net cash provided by (used in) financing activities	28,627	10,225	(15,061)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	20,491	(132)	(22,852)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	831	963	23,815

CASH AND CASH EQUIVALENTS, END OF PERIOD	$21,322	$831	$963

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$1,088	$1,026	$267
Real Estate Acquired Through Foreclosure	$17,696	$34,782	$41,533
Accrued Interest added to Notes Payable Principal	$4,579	$-	$-

The accompanying notes are an integral part of these statements

IMH FINANCIAL CORPORATION

 (formerly known as IMH Secured Loan Fund, LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1- BUSINESS, BASIS OF PRESENTATION AND LIQUIDITY

Our Company

IMH Financial Corporation (the “Company”) is a real estate investor and finance company based in the southwest United States with over a decade of experience in various and diverse facets of the real estate lending and investment process, including origination, acquisition, underwriting, documentation, servicing, construction, enforcement, development, marketing, and disposition. The Company’s focus is to invest in, manage and dispose of commercial real estate mortgage investments, and to perform all functions reasonably related thereto, including developing, managing and either holding for investment or disposing of real property acquired through foreclosure or other means. The Company also seeks to capitalize on opportunities to invest in selected real estate platforms under the direction of seasoned professionals in those areas.

Our History and Structure

We were formed from the conversion of our predecessor entity, IMH Secured Loan Fund, LLC, or the Fund, into a Delaware corporation. The Fund, which was organized in May 2003, commenced operations in August 2003, focusing on investments in senior short-term whole commercial real estate mortgage loans collateralized by first mortgages on real property. The Fund was externally managed by Investors Mortgage Holdings, Inc., or the Manager, which was incorporated in Arizona in June 1997 and is licensed as a mortgage banker by the State of Arizona. Through a series of private placements to accredited investors, the Fund raised $875 million of equity capital from May 2003 through December 2008. Due to the cumulative number of investors in the Fund, the Fund registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), on April 30, 2007 and began filing periodic reports with the Securities and Exchange Commission, or the SEC.

Basis of Presentation

The accompanying consolidated financial statements of IMH Financial Corporation have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying consolidated financial statements include the accounts of IMH Financial Corporation and the following wholly-owned operating subsidiaries: Investor’s Mortgage Holdings, Inc., an Arizona corporation, Investors Mortgage Holdings California, Inc., a California corporation, IMH Holdings, LLC, or Holdings, a Delaware limited liability corporation, and various other wholly owned subsidiaries established in connection with the acquisition of real estate either through foreclosure or purchase.  Holdings is a holding company for two wholly-owned subsidiaries: IMH Management Services, LLC, an Arizona limited liability company, and SWI Management, LLC, an Arizona limited liability company. IMH Management Services, LLC provides us and our affiliates with human resources and administrative services, including the supply of employees, and SWI Management, LLC, or SWIM, acts as the manager for the Strategic Wealth & Income Company, LLC, or the SWI Fund. In addition, during the year ended December 31, 2011, we formed a new wholly-owned subsidiary, INFINET Financial Group, LLC (“Infinet”), to undertake an exploratory business venture to capitalize on our extensive network of broker-dealer relationships. Effective December 31, 2011, management elected to abandon the exploratory business venture. All significant intercompany accounts and transactions have been eliminated in consolidation.

Liquidity

As of December 31, 2011, our accumulated deficit aggregated $560.8 million primarily as a result of provisions for credit losses and impairment charges relating to the change in the fair value of the collateral securing our loan portfolio and the fair value of real estate owned assets primarily acquired through foreclosure in prior years, as well as on-going net operating losses in recent periods resulting from the lack of income-producing assets. As a result of the erosion of the U.S. and global real estate and credit markets, we continue to experience loan defaults and foreclosures on our mortgage loans. In addition, we have found it necessary to modify certain loans, which have resulted in extended maturities of two years or longer, and we believe that we may need to modify additional loans in an effort to, among other things, protect our collateral.

IMH FINANCIAL CORPORATION

 (formerly known as IMH Secured Loan Fund, LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BUSINESS, BASIS OF PRESENTATION AND LIQUIDITY - continued

Our liquidity plan has included obtaining additional financing, selling whole loans or participating interests in loans and selling certain of our real estate assets. As more fully described in Note 9, in June 2011, we entered into and closed funding of a $50.0 million senior secured convertible loan with NWRA Ventures I, LLC (“NW Capital”). The loan provided us with working capital and funding for our general business needs.

In addition, as of December 31, 2011, our entire loan portfolio with an aggregate carrying value of $103.5 million is held for sale. In addition, as of December 31, 2011, real estate owned (“REO”) projects with a carrying value totaling $30.9 million were being actively marketed for sale. During the year ended December 31, 2011, we sold certain REO and experienced other recoveries of $9.7 million in cash and sold certain loans generating $5.4 million in cash. We also received $7.1 million in loan paydowns during the year ended December 31, 2011. At December 31, 2011, we had cash and cash equivalents of $21.3 million and undisbursed loans-in-process and interest reserves funding requirements totaling $1.7 million.

While we were successful in securing $50.0 million from the NW Capital loan to provide adequate funding for working capital purposes, there is no assurance that we will be successful in selling existing real estate assets in a timely manner or in obtaining additional financing, if needed, to sufficiently fund future operations or to implement our investment strategy. Further, each sale requires the approval of the holders of our convertible note payable.  Our failure to generate sustainable earning assets and successfully liquidate a sufficient number of our loans and real estate assets, including receiving approval from our lender of such liquidations, may have a further material adverse effect on our business, results of operations and financial position.

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES

Our financial statements and accompanying notes are prepared in accordance with GAAP. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. Critical accounting policies for us include revenue recognition, valuation of loans and REO assets, contingencies, accretion of income for loans purchased at discount, income taxes and stock-based compensation.

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

IMH FINANCIAL CORPORATION

 (formerly known as IMH Secured Loan Fund, LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES – continued

We do not generally reverse accrued interest on loans once they are deemed to be impaired and placed in non-accrual status. In conducting our periodic valuation analysis, we consider the total recorded investment for a particular loan, including outstanding principal, accrued interest, anticipated protective advances for estimated outstanding property taxes for the related property and estimated foreclosure costs, when computing the amount of valuation allowance required. As a result, our valuation allowance may increase based on interest income recognized in prior periods, but subsequently deemed to be uncollectible as a result of our valuation analysis.

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

Rental income arising from operating leases is recognized on a straight-line basis over the life of the lease.

Sales of real estate related assets are recognized in full in accordance with applicable accounting standards only when all of the following conditions are met: 1) the sale is consummated, 2) the buyer has demonstrated a commitment to pay and the collectability of the sales price is reasonably assured, 3) if financed, the receivable from the buyer is collateralized by the property and is subject to subordination only by an existing first mortgage and other liens on the property, and 4) the seller has transferred the usual risks and rewards of ownership to the buyer, and is not obligated to perform significant activities after the sale. If a sale of real estate does not meet the foregoing criteria, any potential gain relating to the sale is deferred until such time that the criteria is met.

Valuation Allowance

A loan is deemed to be impaired when, based on current information and events, it is probable that we will be unable to ultimately collect all amounts due according to the contractual terms of the loan agreement and the amount of loss can be reasonably estimated.

Our mortgage loans held for sale, which are deemed to be collateral dependent, are subject to a valuation allowance based on our determination of the fair value of the subject collateral in relation to the outstanding mortgage balance, including accrued interest and related expected costs to foreclose and sell. We evaluate our mortgage loans for impairment losses on an individual loan basis, except for loans that are cross-collateralized within the same borrowing group. For cross-collateralized loans within the same borrowing group, we perform both an individual loan evaluation as well as a consolidated loan evaluation to assess our overall exposure for such loans. As such, we consider all relevant circumstances to determine impairment and the need for specific valuation allowances. In the event a loan is determined not to be collateral dependent, we measure the fair value of the loan based on the estimated future cash flows of the note discounted at the note’s contractual rate of interest.

Under GAAP definitions, certain of the loans that we classify as “in default” status would qualify as impaired under GAAP while others would not, depending on the extent of value of the underlying collateral. Since our loan portfolio is considered collateral dependent, the extent to which our loans are considered collectible, with consideration given to personal guarantees provided under such loans, is largely dependent on the fair value of the underlying collateral.

IMH FINANCIAL CORPORATION

 (formerly known as IMH Secured Loan Fund, LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES – continued

Fair Value

Fair value estimates are based upon certain market assumptions and pertinent information available to management. As of the dates of the balance sheets, the respective carrying value of all balance sheet financial instruments approximated their fair values. These financial instruments include cash and cash equivalents, mortgage investments, accrued interest, and notes payable. Fair values of cash equivalents are assumed to approximate carrying values because these instruments are short term in duration. Fair values of notes payable are assumed to approximate carrying values because the terms of such indebtedness are deemed to be at current market rates.

We perform an evaluation for impairment for all loans in default as of the applicable measurement date based on the fair value of the collateral if we determine that foreclosure is probable. We generally measure impairment based on the fair value of the underlying collateral of the loans because our loan portfolio is considered collateral dependent. Impairment is measured at the balance sheet date based on the then fair value of the collateral, less costs to sell, in relation to contractual amounts due under the terms of the loan. In the case of loans that are not deemed to be collateral dependent, we measure impairment based on the present value of expected future cash flows. All of our loans are deemed to be collateral dependent. In addition, we perform a similar evaluation for impairment for all real estate held for sale as of the applicable measurement date based on the fair value of the real estate.

In determining fair value, we have adopted applicable accounting guidance, which establishes a framework for measuring fair value in accordance with GAAP, clarifies the definition of fair value within that framework, and expands disclosures about the use of fair value measurements. This guidance applies whenever other accounting standards require or permit fair value measurement. Under this standard, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (the “exit price”) in an orderly transaction between market participants at the measurement date. Market participants are buyers and sellers in the principal (or most advantageous) market for the asset or liability that are (a) independent of the reporting entity; that is, they are not related parties; (b) knowledgeable, having a reasonable understanding about the asset or liability and the transaction based on all available information, including information that might be obtained through due diligence efforts that are usual and customary; (c) able to transact for the asset or liability; and (d) willing to transact for the asset or liability; that is, they are motivated but not forced or otherwise compelled to do so.

Under applicable accounting guidance, a fair value measurement assumes the highest and best use of the asset by market participants, considering the use of the asset that is physically possible, legally permissible, and financially feasible at the measurement date. Highest and best use is determined based on the use of the asset by market participants, even if the intended use of the asset by the reporting entity is different. Determination of the highest and best use of the asset establishes the valuation premise used to measure the fair value of the asset. Two asset categories are established under applicable accounting guidance: in-use assets, and in-exchange assets. When using an in-exchange valuation premise, the fair value of the asset is determined based on the price that would be received in a current transaction to sell the asset on a stand-alone basis. All of our loans and REO held for sale are deemed to be in-exchange assets.

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

In the case of collateral dependent loans or REO held for sale, the amount of any improvement in fair value attributable to the passage of time is recorded as a credit to the provision for credit losses or impairment of REO with a corresponding reduction in the valuation allowance. In the case of loans not deemed to be collateral dependent, the amount of any improvement attributable to the passage of time is recorded as interest income at the loans’ contract rate with the remainder, if any, recorded as a reduction in the aggregate valuation allowance and offset recorded as a net component for the period provision for credit losses.

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

We generally select a fair value within a determinable range as provided by the valuation firm, unless we or the borrower have received a bona fide written third-party offer on a specific loan or underlying collateral. In determining a single best estimate of value from the range provided, we consider the macro and micro economic data provided by the third-party valuation specialists, supplemented by management’s knowledge of the specific property condition and development status, borrower status, level of interest by market participants, local economic conditions, and related factors. See Note 7 for further discussion regarding selection of values within a range.

As an alternative to the third-party valuations obtained, we generally utilize bona fide written third-party offer amounts received, which may fall outside the range of the valuation conclusion reached by the independent valuation firms, because in the opinion of management, such offers are more reflective of the current market and indicative of fair value from direct market participants. When deemed appropriate, the offer amounts utilized are discounted to allow for potential changes in our on-going negotiations with the buyer.

Loan Charge Offs

Loan charge offs generally occur under one of two scenarios: (i) the foreclosure of a loan and transfer of the related collateral to REO status, or (ii) we elect to accept a loan payoff at less than the contractual amount due. Under either scenario, the loan charge off is generally recorded through the valuation allowance.

IMH FINANCIAL CORPORATION

 (formerly known as IMH Secured Loan Fund, LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES – continued

When a loan is foreclosed and transferred to a REO status, an assessment of the most current valuation is made and updated as necessary, and the asset is transferred to a REO status at its then current fair value, less estimated costs to sell. Our REO assets are classified as either held for development, operating (i.e., a long-lived asset) or held for sale.

A loan charged off is recorded as a charge to the valuation allowance at the time of foreclosure in connection with the transfer of the underlying collateral to REO status. The amount of the loan charge off is equal to the difference between the contractual amounts due under the loan and the fair value of the collateral acquired through foreclosure, net of selling costs. Generally, the loan charge off amount is equal to the loan’s valuation allowance at the time of foreclosure. At the time of foreclosure, the contractual value less the related valuation allowance is compared with the estimated fair value, less costs to sell, on the foreclosure date and the difference, if any, is included in the provision for credit losses (recovery) in the statement of operations. The valuation allowance is netted against the gross carrying value of the loan, and the net balance is recorded as the new basis in the REO assets. Once in a REO status, the asset is evaluated for impairment based on accounting criteria for long-lived assets.

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

Loans Held for Sale

Loans that we intend to sell, subsequent to origination or acquisition, are classified as loans held for sale, net of any applicable valuation allowance. Loans classified as held for sale are generally subject to a specific marketing strategy or a plan of sale. Loans held for sale are accounted for at the lower of cost or fair value on an individual basis. Direct costs related to selling such loans are deferred until the related loans are sold and are included in the determination of the gains or losses upon sale. Valuation adjustments related to loans held for sale are reported net of related principal on the consolidated balance sheets and the provision for credit losses in the statements of operations.

The loans we sell generally are non-performing and therefore have no cash flows from interest income or anticipated principal payments benefitting the holder of such assets. As a result, in most cases, a buyer is generally interested in the underlying real estate collateral.  Accordingly, we consider the criteria applied to our sales of real estate assets, as described above, in recording the sale of loans.  In addition, we also consider the applicable accounting guidance for derecognition of financial assets in connection with our loan sales. Since we do not retain servicing rights, nor do we have any rights or obligations to repurchase such loans, derecognition of such assets upon sale is appropriate.

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

Real Estate Held for Development or Sale

Real estate held for development or held for sale consists primarily of assets that have been acquired in satisfaction of a loan receivable, such as in the case of foreclosure. When a loan is foreclosed upon and transferred to a REO status, an assessment of the fair value is made, and the asset is transferred to real estate held for development or held for sale at this amount less estimated costs to sell. We typically obtain a fair value report on REO assets within 90 days of the date of foreclosure of the related loan. Valuation adjustments required at the date of transfer are charged off against the valuation allowance.

Our determination of whether to classify a particular REO asset as held for development or held for sale depends on various factors, including our intent to sell or develop the property, the anticipated timing of such disposition and whether a formal plan of disposition has been adopted, among other circumstances. If management undertakes a specific plan to dispose of real estate owned within twelve months and the real estate is transferred to held for sale status, the fair value of the real estate may be less than the estimated future undiscounted cash flows of the property when the real estate was held for development, and that difference may be material.

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

Upon sale of REO assets, any difference between the net carrying value and net sales proceeds are charged or credited to operating results in the period of sale as a gain or loss on sale, assuming certain revenue recognition criteria are met. See revenue recognition policy above.

Investment in Operating Properties

Investment in operating properties consists of certain operating properties acquired through foreclosure that the Company has elected to hold for on-going operations. At December 31, 2011 and 2010, this consisted of a partially leased medical office building located in Texas.

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

Use of Estimates

In accordance with GAAP, we have made a number of estimates and assumptions with respect to the reporting of assets and liabilities and the disclosure of contingencies at the date of the consolidated financial statements and the reported amounts of income and expenses during the reporting period. Accordingly, actual results could differ from those estimates. These estimates primarily include the valuation allowance, valuation of REO assets and the accretable amount and timing for loans purchased at a discount.

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

In evaluating the ability to recover our deferred tax assets, we consider all available positive and negative evidence regarding the ultimate realizability of our deferred tax assets, including past operating results and our forecast of future taxable income. In addition, general uncertainty surrounding the future economic and business conditions have increased the likelihood of volatility in our future earnings. We have recorded a valuation allowance against our net deferred tax assets.

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

Recent Accounting Pronouncements

Changes to GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of accounting standards updates (“ASUs”) to the FASB’s Accounting Standards Codification (“ASC”). The Company considers the applicability and impact of all ASUs. ASUs not listed below were assessed and determined to be either not applicable or expected to have minimal impact on our consolidated financial position and results of operations.

IMH FINANCIAL CORPORATION

 (formerly known as IMH Secured Loan Fund, LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES – continued

Receivables

In July 2010, the FASB issued ASU No. 2010-20, "Receivables (Topic 310) - Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses." ASU 2010-20 requires entities to provide disclosures designed to facilitate financial statement users' evaluation of (i) the nature of credit risk inherent in the entity's portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses and (iii) the changes and reasons for those changes in the allowance for credit losses. Disclosures must be disaggregated by portfolio segment, the level at which an entity develops and documents a systematic method for determining its allowance for credit losses, and class of financing receivable, which is generally a disaggregation of portfolio segment. The required disclosures include, among other things, a roll-forward of the allowance for credit losses as well as information about modified, impaired, nonaccrual and past due loans and credit quality indicators. ASU 2010-20 became effective for our financial statements as of December 31, 2010, as it relates to disclosures required as of the end of a reporting period. Disclosures that relate to activity during a reporting period are required for our financial statements that include periods beginning on or after January 1, 2011. The adoption did not have any effect on the Company’s consolidated financial condition and results of operations

In January 2011, the FASB issued ASU 2011-01, "Receivables (Topic 310) - Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20, "which temporarily deferred the effective date for disclosures related to troubled debt restructurings to coincide with the effective date of ASU 2011-02, described below, which is effective for periods ending after June 15, 2011.

In April 2011, the FASB issued ASU No. 2011-02, “Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring.” ASU No. 2011-02 clarifies the accounting principles applied to loan modifications and addresses the recording of an impairment loss. This guidance is effective for the interim and annual periods beginning on or after June 15, 2011. Given that the majority of our loan portfolio is currently in default and the credit quality of several of our borrowers has deteriorated, we anticipate that any loan restructurings or modifications of existing loans will be treated as a troubled debt restructuring. The Company adopted the standard in the third quarter of 2011. The adoption did not have any effect on the Company’s consolidated financial condition and results of operations as the majority of loans are in non-accrual status and are reported at the fair value of the underlying collateral.

Fair Value

On January 1, 2010, we adopted ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.” This accounting standard requires new disclosures for significant transfers in and out of Level 1 and 2 fair value measurements and a description of the reasons for the transfer. This accounting standard also updates existing disclosures by providing fair value measurement disclosures for each class of assets and liabilities and provides disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. For Level 3 fair value measurements, new disclosures will require entities to present information separately for purchases, sales, issuances, and settlements. These disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this standard did not have a material effect on our consolidated financial statements.

Stock Compensation

In April 2010, the FASB issued ASU 2010-13, "Compensation - Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades." ASU 2010-13 provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity's equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in ASU 2010-13 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The adoption of this standard did not have an effect on our results of operation or our financial position.

IMH FINANCIAL CORPORATION

 (formerly known as IMH Secured Loan Fund, LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES – continued

Business Combinations

In December 2010, the FASB issued ASU 2010-29, "Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations." ASU 2010-29 provides amendments to Topic 805 to specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. In accordance with ASU 2010-29, we have presented our supplemental pro forma disclosures of business combinations that occurred in 2010.

Consolidation of Variable Interest Entities (“VIEs”)

In June 2009, the FASB updated the accounting standards related to the consolidation of VIEs. The standard amends the guidance on the determination of the primary beneficiary of a VIE from a quantitative model to a qualitative model and requires additional disclosures about an enterprise’s involvement in VIEs. Under the new qualitative model, the primary beneficiary must have both the power to direct the activities of the VIE and the obligation to absorb losses or the right to receive gains that could be potentially significant to the VIE. In February 2010, the FASB amended this guidance to defer application of the consolidation requirements for certain investment funds. The standards are effective for interim and annual reporting periods beginning after November 15, 2009. The Company adopted the standard effective January 1, 2010, which did not impact its consolidated financial condition and results of operations.

Future Adoption of New Accounting Standards

Balance Sheet

In December 2011, the FASB updated the accounting standards to require new disclosures about offsetting assets and liabilities. The standard requires an entity to disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The standard is effective for interim and annual periods beginning on or after January 1, 2013 on a retrospective basis. The Company is currently evaluating the impact of the standard on its consolidated financial condition and results of operations.

Comprehensive Income

In June 2011, the FASB updated the accounting standards related to the presentation of comprehensive income. The standard requires entities to present all nonowner changes in stockholders’ equity either in a single continuous statement of comprehensive income or in two separate but consecutive statements. A subsequent ASU modified the effective date of certain provisions concerning whether it is necessary to require entities to present reclassification adjustments by component in both the statement where net income is presented and the statement where other comprehensive income is presented for both interim and annual financial statements, reverting to earlier guidance until the board completes its deliberations on the requested changes. The ASU, as modified, is effective for fiscal periods beginning after December 15, 2011. The standard is to be applied retrospectively. The adoption of the standard will not impact the Company’s consolidated financial condition and results of operations.

Fair Value

In May 2011, the FASB updated the accounting standards related to fair value measurement and disclosure requirements. The standard requires entities, for assets and liabilities measured at fair value in the statement of financial position which are Level 3 fair value measurements, to disclose quantitative information about unobservable inputs and assumptions used in the measurements, a description of the valuation processes in place, and a qualitative discussion about the sensitivity of the measurements to changes in unobservable inputs and interrelationships between those inputs if a change in those inputs would result in a significantly different fair value measurement. In addition, the standard requires disclosure of fair value by level within the fair value hierarchy for each class of assets and liabilities not measured at fair value in the statement of financial position but for which the fair value is disclosed. The standard is effective for interim and annual periods beginning on or after December 15, 2011. The adoption of the standard is not expected to have a material impact on the Company’s consolidated financial condition and results of operations.

IMH FINANCIAL CORPORATION

 (formerly known as IMH Secured Loan Fund, LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES – continued

Transfers and Servicing: Reconsideration of Effective Control for Repurchase Agreements

In April 2011, the FASB updated the accounting standards related to accounting for repurchase agreements and other similar agreements. The standard modifies the criteria for determining when these transactions would be accounted for as secured borrowings as opposed to sales. The standard is effective prospectively for new transfers and existing transactions that are modified in the first interim or annual period beginning on or after December 15, 2011. The adoption of the standard is not expected to have a material impact on the Company’s consolidated financial condition and results of operations.

Property, Plant and Equipment

In December 2011, FASB issued an accounting standard classified under FASB ASC Topic 360, “Property, Plant, and Equipment.” This accounting standard amends existing guidance to resolve the diversity in practice about whether the guidance for real estate sales applies to a parent that ceases to have a controlling financial interest in a subsidiary that is in substance real estate as a result of default on the subsidiary’s nonrecourse debt. This accounting standard is effective for fiscal years, and interim periods with those years, beginning on or after June 15, 2012. The adoption of the standard is not expected to have a material impact on the Company’s consolidated financial condition and results of operations.

Financial Instruments

In December 2011, the FASB issued new accounting guidance that eliminates offsetting of financial instruments disclosure differences between GAAP and International Financial Reporting Standards. New disclosures will be required for recognized financial instruments, such as derivatives, repurchase agreements, and reverse repurchase agreements, that are either (1) offset on the balance sheet in accordance with the FASB’s offsetting guidance or (2) subject to an enforceable master netting arrangement or similar agreement, regardless of whether they are offset in accordance with the FASB’s offsetting guidance. The objective of the new disclosure requirements is to enable users of the financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position, including the effect or potential effect of rights of setoff associated with certain financial instruments and derivative instruments. This amended guidance will be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. The adoption of the standard is not expected to have a material impact on the Company’s consolidated financial condition and results of operations.

NOTE 3 – THE CONVERSION TRANSACTIONS

We were formed from the conversion of our predecessor entity, the Fund, into a Delaware corporation. The Fund, which was organized in May 2003, commenced operations in August 2003, focusing on investments in short-term commercial real estate mortgage loans collateralized by first mortgages on real property. The Fund was externally managed by the Manager. Due to the cumulative number of investors in the Fund, the Fund registered under the Exchange Act on April 30, 2007 and began filing periodic reports with the SEC.   On June 18, 2010, the Fund became internally-managed through a series of transactions we refer to as the Conversion Transactions, which included (i) the conversion of the Fund from a Delaware limited liability company into a newly-formed Delaware corporation named IMH Financial Corporation, and (ii) the acquisition by the Company of all of the outstanding shares of the Manager, and all of the outstanding membership interests of Holdings. The Fund intended the Conversion Transactions to position the Fund to become a publicly traded corporation listed on a national stock exchange, create the opportunity for liquidity for Fund members and create the opportunity to raise additional capital in the public markets, thereby enabling the Company to better acquire and originate commercial mortgage loans and other real estate-related investments with a view to achieving long term value creation through dividends and capital appreciation.

IMH FINANCIAL CORPORATION

 (formerly known as IMH Secured Loan Fund, LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 — THE CONVERSION TRANSACTIONS – continued

We acquired the Manager, through the issuance of 716,279 shares of Class B common stock to the equity holders of the Manager and its affiliates, on June 18, 2010.   In exchange for their ownership interest, the previous owners of the Manager and Holdings, as well as certain participants in the Manager’s stock appreciation rights plan, agreed to receive an aggregate of 895,750 shares of Class B-3 and B-4 common stock in the Company. Additionally, in accordance with terms of the acquisition, the previous owners received distributions totaling $4.0 million based on the December 31, 2009 equity of the Manager. Under the terms of the Conversion Transactions, to compensate for any reduction in net assets of the Manager and Holdings since December 31, 2009, the aggregate number of shares issuable to the owners of Manager and Holdings was reduced by one share for each $20 of the net loss incurred by the Manager and Holdings from January 1, 2010 through the acquisition date of June 18, 2010. Based on a net loss through the date of acquisition of $3.5 million, the shares issued to the owners of Manager and Holdings was reduced pro rata by 176,554 shares. We also withheld 2,917 shares for SARS (stock appreciation rights) withholding taxes.

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

For accounting purposes, the Conversion Transactions were simultaneously treated as a recapitalization of the Fund into IMH Financial Corporation and IMH Financial Corporation’s acquisition of all of the ownership interests in the Manager and Holdings. Recapitalization of membership units of the Fund into common stock of IMH Financial Corporation had no accounting effect except for the requirement to record deferred taxes on the date of change in tax status from a pass through entity to a taxable entity (see Note 12). The Conversion Transactions also terminated the Manager’s pass-through entity tax status and it became a taxable entity resulting in the requirement to record deferred taxes on the date of change in tax status. Upon the exchange of common stock of IMH Financial Corporation for all of the ownership interest in the Manager and Holdings, IMH Financial Corporation included the assets and liabilities of Manager and Holdings in its financial statements at their carryover basis. The acquisition of the Manager and Holdings was effected in order to, among other things, align the interests of management and stockholders of the Company.

In connection with the Manager’s adoption of applicable accounting guidance, the Manager was required to consolidate the Fund effective January 1, 2010. With the adoption of the applicable accounting guidance, regardless of whether the Conversion Transactions would have been consummated, the Fund and the Manager were deemed to be one reporting entity subsequent to January 1, 2010. As a result, the exchange of our common stock for all of the ownership interests in the Manager and Holdings was not considered a business combination which would result in a new basis of the assets obtained and liabilities assumed. Instead such assets and liabilities were recorded at the Manager’s and Holding’s carryover basis.

The Manager contributed approximately $0.4 million to revenue and $3.5 million to pre-tax net loss for the period from June 18, 2010 (the effective date of acquisition) through December 31, 2010.

The following table presents unaudited pro forma revenue and net loss for the year ended December 31, 2010 (assuming the acquisition of the Manager and Holdings occurred January 1, 2010) and December 31, 2009 (assuming the acquisition of the Manager and Holdings occurred January 1, 2009). The pro forma financial information presented in the following table is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the earliest period presented, nor is it intended to be a projection of future results (amounts in thousands).

IMH FINANCIAL CORPORATION

 (formerly known as IMH Secured Loan Fund, LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – THE CONVERSION TRANSACTIONS - continued

	Pro Forma	Pro Forma
	Year Ended	Year Ended
	December 31, 2010	December 31, 2009

Revenue	$4,070	$33,391
Net loss	(120,571)	(71,908)
Provision for income taxes	-	-

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

The following table summarizes the assets acquired and liabilities assumed recorded at the Manager’s and Holding’s carrying values at the acquisition date (in thousands):

As of
June 18, 2010
Cash and Cash Equivalents	$422
Accrued Interest and Other Receivables	50
Real Estate Held for Sale	39
Deposits and Other Assets	291
Property and Equipment, Net	1,727
Accounts Payable and Accrued Expenses	(1,138)
Notes Payable	(443)
Payable to Fund, Net	(810)
Total Identifiable Net Assets at June 18, 2010	138
Less: Distribution to Owners of Manager and Holdings	(3,721)
Add: Settlement of Obligation with SARs Participants	111
Conversion Transaction impact to Stockholders' Equity	$(3,472)

Prior to June 18, 2010, the Manager distributed $0.3 million to the owners of Manager and Holdings. This distribution plus the $3.7 million distribution reflected in the preceding table is equal to the $4.0 million distribution due to the owners of the Manager and Holdings based on the December 31, 2009 consolidated equity balance of the Manager and Holdings.

Offering Costs

The Conversion Transactions were undertaken, among other reasons, to position us for an initial public offering through the filing of Form S-11 with the SEC on October 27, 2010.  We received notice on June 8, 2010 that we are the subject of an SEC investigation.  After consultation with our potential underwriters, legal counsel and others, we believe that it is not probable at this time that we will be in a position to complete an IPO until matters concerning the SEC’s investigation are clarified or resolved and market conditions are more favorable.  We cannot determine at this time when matters before the SEC will be clarified or resolved. As a result of this change in circumstances, due to the postponement of the IPO by more than 90 days and the fact that we cannot assert that it is probable that it will occur in near term, we wrote-off all previously capitalized incremental costs totaling $6.2 million through December 31, 2010 and additional $0.2 million during the year ended December 31, 2011. We withdrew the Form S-11 filing effective July 2011. It remains our intent to effect an IPO as soon as is practicable.

IMH FINANCIAL CORPORATION

 (formerly known as IMH Secured Loan Fund, LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 — RESTUCTURING CHARGES

During the fourth quarter of fiscal year 2011, the Company’s management approved a plan to undertake a series of actions to restructure its business operations in an effort to reduce operating expenses and refocus resources on pursuing other target market opportunities more closely in alignment with the Company’s revised business strategy (the “Q4 2011 Plan”). The principal actions of the restructuring plan were workforce reductions in order to reduce costs and achieve operational efficiencies, to forego its exploratory business venture known as Infinet, and to terminate certain contractual commitments related primarily to Infinet operations. Infinet did not contribute any significant income or expense to the Company during fiscal 2011. All employee notifications and actions related to the Q4 2011 Plan and related severance payments were completed in January 2012. In connection with the Q4 2011 Plan, the Company recorded accrued restructuring charges of $0.2 million during the year ended December 31, 2011 which is reflected in the accompanying statement of operations.

NOTE 5 — MORTGAGE INVESTMENTS, LOAN PARTICIPATIONS AND LOAN SALES

Lien Priority

Historically, all mortgage loans have been collateralized by first deeds of trust (mortgages) on real property, and generally include a personal guarantee by the principals of the borrower. Often the loans are secured by additional collateral. However, during 2010, we agreed to subordinate portions of our first lien mortgages to certain third-party lenders. As of December 31, 2011 and 2010, we had subordinated two first lien mortgages to third-party lenders in the amount of $20.4 million and $18.0, respectively (approximately 34% and 4% of the outstanding principal for each loan at December 31, 2011, respectively). One such subordination with a balance of $17.8 million was granted in order to provide liquidity to the borrower to complete the construction of the project, an obligation for which we had been responsible under the original loan terms. Under the terms of the subordination agreement, we may purchase or pay off the loan to the third-party lender at par. The second subordination with a balance of $2.6 million was subject to an intercreditor agreement which stipulates that the lender must notify us of any loan default or foreclosure proceedings, and we have the right, but not the obligation, to cure any event of default or to purchase the liens. The liens totaling $2.6 million are collateralized by just six of the 55 parcels that comprise the collateral for this loan. During the year ended December 31, 2011, we paid off one of the previous senior liens in the amount of $1.6 million on this loan, which was treated as a protective advance under the loan.

Lending Activities

Given the non-performing status of the majority of the loan portfolio and the suspension of significant lending activities, there has been limited loan activity during the year ended December 31, 2011. Except for the origination of three loans totaling $8.0 million relating to the financing of a portion of the sale of certain REO assets during 2011, no new loans were originated during the year ended December 31, 2011.  Similarly, we originated only four loans during 2010 totaling $3.5 million relating to the partial financing of the sale of certain REO assets. At December 31, 2011, the average principal balance for our 21 loans was $11.7 million, as compared to $11.0 million for our 38 loans at December 31, 2010.

A roll-forward of loan activity during the year ended December 31, 2011 follows (in thousands):

IMH FINANCIAL CORPORATION

 (formerly known as IMH Secured Loan Fund, LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 — MORTGAGE INVESTMENTS, LOAN PARTICIPATIONS AND LOAN SALES – continued

	Principal	Valuation	Carrying
	Outstanding	Allowance	Value
Balances - December 31, 2010	$417,340	$(294,140)	$123,200
Additions:
Principal fundings - cash	3,734	-	3,734
Principal fundings - asset sale financing	7,953	-	7,953
Provision for credit losses	-	(1,000)	(1,000)
Reductions:
Principal repayments	(7,103)	-	(7,103)
Principal reduction - loan sales	(48,715)	37,246	(11,469)
Foreclosures/transfers to Real Estate Owned	(128,019)	116,207	(11,812)
Balances - December 31, 2011	$245,190	$(141,687)	$103,503

The valuation allowance transferred to real estate owned is treated as a charge-off at the time of foreclosure.

Geographic Diversification

Our mortgage loans consist of loans where the primary collateral is located in various states. As of December 31, 2011 and 2010, the geographical concentration of our principal loan balances by state were as follows (amounts in thousands, except percentages and unit data):

	December 31, 2011					December 31, 2010
	Outstanding	Valuation	Net Carrying			Outstanding	Valuation	Net Carrying
	Principal	Allowance	Amount	Percent	#	Principal	Allowance	Amount	Percent	#
Arizona	$203,792	$(120,959)	$82,833	80.0%	12	$231,853	$(148,451)	$83,402	67.7%	17
California	33,119	(20,647)	12,472	12.0%	7	155,474	(127,881)	27,593	22.4%	17
New Mexico	1,085	(81)	1,004	1.0%	1	5,251	(2,127)	3,124	2.5%	2
Idaho	-	-	-	0.0%	0	17,306	(15,681)	1,625	1.3%	1
Utah	7,194	-	7,194	7.0%	1	7,456	-	7,456	6.1%	1
Total	$245,190	$(141,687)	$103,503	100.0%	21	$417,340	$(294,140)	$123,200	100.0%	38

The concentration of our loan portfolio in Arizona and California, markets in which values have been severely impacted by the decline in the real estate market, totals 92.0% and 90.1% at December 31, 2011 and 2010, respectively. Since we have effectively stopped funding new loans, as a result of other factors, our ability to diversify our portfolio is significantly impaired.

Interest Rate Information

Our loan portfolio includes loans that carry variable and fixed interest rates. All variable interest rate loans are indexed to the Prime rate with interest rate floors. At December 31, 2011 and 2010, respectively, the Prime rate was 3.25% per annum. Since the majority of our loans are in non-accrual status, the extent of mortgage income recognized on the loans in the preceding tables is limited to only those loans that are performing.

At December 31, 2011, we had 21 loans with principal balances totaling $245.2 million and interest rates ranging from 6% to 14.25%. Of this total, 18 loans with principal balances totaling $238.0 million and a weighted average interest rate of 10.48% were non-performing loans, while three loans with principal balances totaling $7.2 million and a weighted average interest rate of 10.55% were performing loans.

IMH FINANCIAL CORPORATION

 (formerly known as IMH Secured Loan Fund, LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 — MORTGAGE INVESTMENTS, LOAN PARTICIPATIONS AND LOAN SALES – continued

At December 31, 2010, we had 38 loans with principal balances totaling $417.3 million and interest rates ranging from 5% to 14.25%. Of this total, 30 loans with principal balances totaling $407.4 million and a weighted average interest rate of 11.19% were non-performing loans, while eight loans with principal balances totaling $9.9 million and a weighted average interest rate of 10.11% were performing loans.

As of December 31, 2011 and 2010, the valuation allowance represented 57.8% and 70.5%, respectively of the total outstanding loan principal balances. See the heading entitled “Borrower and Borrower Group Concentrations” below in this Note 5 for additional information.

Changes in the Portfolio Profile — Scheduled Maturities

The outstanding principal balance of mortgage investments, net of the valuation allowance, as of December 31, 2011 and 2010, have scheduled maturity dates within the next several quarters as follows:

December 31, 2011				December 31, 2010
(in thousands, except percentage and unit data)
Quarter	Amount	Percent	#	Quarter	Amount	Percent	#
Matured	$144,405	58.9%	16	Matured	$280,322	67.1%	25
Q1 2012	2,719	1.1%	2	Q1 2011	1,294	0.3%	1
Q3 2012	93,566	38.2%	2	Q2 2011	1,201	0.3%	2
Q3 2013	4,500	1.8%	1	Q3 2011	1,100	0.3%	1
-	-	-	-	Q4 2011	36,377	8.7%	4
-	-	-	-	Q1 2012	2,000	0.5%	1
-	-	-	-	Q3 2012	94,662	22.7%	2
-	-	-	-	Q3 2013	384	0.1%	2
Total	245,190	100.0%	21		417,340	100.0%	38
Less: Valuation Allowance	(141,687)				(294,140)

Net Carrying Value	$103,503				$123,200

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

Loan Modifications

Although we have in the past modified certain loans in our portfolio by extending the maturity dates or changing the interest rates thereof on a case by case basis, we do not have in place at this time a specific loan modification program or initiative. Rather, as in the past, we may modify any loan, in our sole discretion, based on the applicable facts and circumstances. In the future, we expect to modify loans on the same basis as above without any reliance on any specific loan modification program or initiative.

In the absence of available take-out financing, under current accounting guidance, any loan that has reached maturity and has been modified or extended, regardless of the stage of development of the underlying collateral, is considered to be the result of the debtor having financial difficulties. Additionally, extending the loan without a meaningful increase in the interest rate is considered to be below market and, therefore, is deemed to be a “concession” to the debtor.

IMH FINANCIAL CORPORATION

 (formerly known as IMH Secured Loan Fund, LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 — MORTGAGE INVESTMENTS, LOAN PARTICIPATIONS AND LOAN SALES – continued

With both conditions met, we have classified all loan modifications or extensions made in 2011 and 2010 as troubled debt restructurings (“TDR”) for financial reporting purposes. Due to the application of fair value guidance to our loans, generally all loans’ carrying values reflect any impairment that would otherwise be recognized under TDR accounting treatment.

The following tables present various summaries of our loan modifications made on a quarterly basis during the years ended December 31, 2011 and 2010 (amounts in thousands except percentages and unit data):

		Outstanding Principal		Outstanding Funding Commitment		Average Interest Rate		Average Loan Term (Months)		Weighted Average Interest Rate
Period of Modification	# of Loans	Pre- Modification	Post- Modification	Pre- Modification	Post- Modification	Pre- Modification	Post- Modification	Pre- Modification	Post- Modification	Pre- Modification	Post- Modification
(dollar amounts in thousands)
Q1 2010	2	$8,282	$8,359	$74	$662	10.00%	10.00%	4.50	13.50	11.47%	11.47%
Q2 2010	2	956	956	-	-	10.00%	11.50%	12.00	27.50	10.00%	11.50%
Q4 2010	1	4,206	3,932	200	200	12.00%	12.00%	15.00	27.00	12.00%	12.00%
Q1 2011	1	1,294	1,019	-	-	11.00%	11.00%	18.00	30.00	11.00%	11.00%
Totals	6	$14,738	$14,266	$274	$862

			Loan Status		Loan Category
Period	Principal Outstanding	# of Loans	# Performing	# Non- Performing	Pre-entitled Land	Entitled Land	Construction & Existing Stuctures
	(in thousands)
Q1 2010	$8,359	2	1	1	-	2	-
Q2 2010	956	2	2	-	-	2	-
Q4 2010	3,932	1	1	-	-	-	1
Q1 2011	1,019	1	1	-	-	1	-
Total loans	$14,266	6	5	1	-	5	1

Period	Principal Outstanding	Number of Loans	Interest Rate Changes	Interest Reserves Added	Additional Collateral Taken	Borrower Prefunded Interest
	(in thousands)
Q1 2010	$8,359	2	-	-	-	0
Q2 2010	956	2	2	-	-	2
Q4 2010	3,932	1	-	-	-	0
Q1 2011	1,019	1	-	-	-	0
Total loans	$14,266	6	2	-	-	2

	December 31, 2011			December 31, 2010
	Amount (in thousands)%		#	Amount (in thousands)%		#
Loans Not Modified and Currently Matured	$144,405	59%	16	$280,323	67%	25
Loans Modified to Extend Maturity	94,285	38%	3	93,668	23%	5
Original Maturity Date Not Reached	6,500	3%	2	43,349	10%	8
Total Loan Principal	$245,190	100%	21	$417,340	100%	38

IMH FINANCIAL CORPORATION

 (formerly known as IMH Secured Loan Fund, LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 — MORTGAGE INVESTMENTS, LOAN PARTICIPATIONS AND LOAN SALES – continued

Summary of Existing Loans in Default

We continue to experience loan defaults as a result of depressed real estate market conditions and lack of takeout financing in the marketplace. Loans in default may encompass both non-accrual loans and loans for which we are still accruing income, but are delinquent as to the payment of accrued interest or are past scheduled maturity. At December 31, 2011, 18 of our 21 loans with outstanding principal balances totaling $238.0 million were in default, of which 16 with outstanding principal balances totaling $144.4 million were past their respective scheduled maturity dates, and the remaining two loans have been deemed non-performing based on value of the underlying collateral in relation to the respective carrying value of the loans. At December 31, 2010, 30 of our 38 loans with outstanding principal balances totaling $407.4 million were in default, of which 25 with outstanding principal balances totaling $280.3 million were past their respective scheduled maturity dates, and the remaining five loans were in default as a result of delinquency on outstanding interest payments or have been deemed non-performing based on value of the underlying collateral in relation to the respective carrying value of the loan. In light of current economic conditions and in the absence of a recovery of the credit markets, it is anticipated that many, if not most, loans with scheduled maturities within one year will not be paid off at the scheduled maturity.

A summary and roll-forward of activity of loans in default from December 30, 2010 to December 31, 2011 follows (dollars in thousands):

	Principal	Valuation		# of
	Outstanding	Allowance	Carrying Value	Loans
Balances - December 31, 2010	$407,428	$(293,935)	$113,493	30

Additions:
Loans added to default - non accrual	4,459	(890)	3,569	3
Additional loan fundings	3,749	-	3,749	-
Allowance adjustment	-	644	644	-

Reductions :
Loans removed from default - due to sale	(47,966)	36,354	(11,612)	(3)
Loans removed from default - foreclosure	(128,103)	116,140	(11,963)	(12)
Carrying value reduced (due to additional payments)	(1,596)	-	(1,596)	-

Balances - December 31, 2011	$237,971	$(141,687)	$96,284	18

Of the 30 loans that were in default at December 31, 2010, 15 of these loans remained in default status as of December 31, 2011, 12 such loans were foreclosed upon, 3 loans were sold and 3 new loans were added during the year ended December 31, 2011.

We are exercising enforcement action which could lead to foreclosure upon 17 of the 18 loans in default.  Of these 17 loans upon which we are exercising enforcement action, we completed foreclosure on five loans (resulting in the addition of four properties) subsequent to December 31, 2011 with a net carrying value of $5.8 million.  The timing of foreclosure on the remaining loan is dependent on several factors, including applicable states statutes, potential bankruptcy filings by the borrowers, our ability to negotiate a deed-in-lieu of foreclosure and other factors.

As of December 31, 2011, two of the loans that are in non-accrual status relate to a borrowing group that is not in technical default under the loan terms. However, due to the value of the underlying collateral for these collateral dependent loans, we have deemed it appropriate to maintain these loans in non-accrual status.

IMH FINANCIAL CORPORATION

 (formerly known as IMH Secured Loan Fund, LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 — MORTGAGE INVESTMENTS, LOAN PARTICIPATIONS AND LOAN SALES – continued

We are continuing to work with the borrower with respect to the remaining one loan in default in order to seek to maintain the entitlements on the related project and, thus, the value of our existing collateral. These negotiations may result in a modification of the existing loan. However, such negotiations may result in a payoff of an amount that is below our loan principal and accrued interest, and that discounted payoff may be materially less than the contractual principal and interest due. Generally, the valuation allowance contemplates the potential loss that may occur as a result of a payoff of the loan at less than its contractual balance due. We are considering our preferred course of action with respect to all loans. However, we have not commenced enforcement action on this other loan thus far.

The geographic concentration of our portfolio loans in default, net of the valuation allowance, at December 31, 2011 and 2010 is as follows (dollars in thousands):

	December 31, 2011
	Percent of						Non-Accrued
	Outstanding		Outstanding	Valuation	Net Carrying	Accrued	Note
	Principal	#	Principal	Allowance	Amount	Interest	Interest	Total
Arizona	84.8%	11	$201,791	$(120,959)	$80,832	$3,397	$10,011	$94,240
California	11.7%	5	27,901	(20,647)	7,254	1,409	3,492	12,155
New Mexico	0.5%	1	1,085	(81)	1,004	-	96	1,100
Utah	3.0%	1	7,194	-	7,194	-	653	7,847

	100.0%	18	$237,971	$(141,687)	$96,284	$4,806	$14,252	$115,342

	December 31, 2010
	Percent of						Non-Accrued
	Outstanding		Outstanding	Valuation	Net Carrying	Accrued	Note
	Principal	#	Principal	Allowance	Amount	Interest	Interest	Total
Arizona	55.8%	11	$227,167	$(148,246)	$78,921	$3,722	$12,069	$94,712
Idaho	4.2%	1	17,306	(15,681)	1,625	667	2,118	4,410
California	36.9%	15	150,248	(127,881)	22,367	3,129	19,914	45,410
New Mexico	1.3%	2	5,251	(2,127)	3,124	-	567	3,691
Utah	1.8%	1	7,456	-	7,456	-	502	7,958

	100.0%	30	$407,428	$(293,935)	$113,493	$7,518	$35,170	$156,181

The concentration of loans in default by loan classification, net of the valuation allowance as of December 31, 2011 and 2010 is as follows (dollars in thousands):

	December 31, 2011
	Percent of Outstanding Principal	#	Outstanding Principal	Valuation Allowance	Net Carrying Amount	Accrued Interest	Non-Accrued Note Interest	Total
Pre-entitled Land	32.5%	2	$77,232	$(61,499)	$15,733	$3,205	$10,703	$29,641
Entitled Land	25.6%	9	61,002	(44,997)	16,005	545	3,321	19,871
Construction	41.9%	7	99,737	(35,191)	64,546	1,056	228	65,830
	100.0%	18	$237,971	$(141,687)	$96,284	$4,806	$14,252	$115,342

IMH FINANCIAL CORPORATION

 (formerly known as IMH Secured Loan Fund, LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 — MORTGAGE INVESTMENTS, LOAN PARTICIPATIONS AND LOAN SALES – continued

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

Other than as discussed in the foregoing paragraphs, the three remaining performing loans in our portfolio, with principal balances totaling $7.2 million, were current as of December 31, 2011 to principal and interest payments.

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

The following table presents required disclosures under GAAP for loans that meet the definition for impaired loans:

	As of and for the Year
	Ended December 31,
	2011	2010
	(in thousands)
Loans in Default - Impairment Status:
Impaired loans in default	$177,717	$346,790
Non-impaired loans in default	60,254	60,638
Total loans in default	$237,971	$407,428

Valuation Allowance on Impaired Loans
Impaired loans in default	$177,717	$346,790
Less: valuation allowance	(141,687)	(293,935)
Net carrying value of impaired loans	$36,030	$52,855

Average investment for impaired loans during period held	$177,034	$337,057

IMH FINANCIAL CORPORATION

 (formerly known as IMH Secured Loan Fund, LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 — MORTGAGE INVESTMENTS, LOAN PARTICIPATIONS AND LOAN SALES – continued

Concentration by Category based on Collateral Development Status

We have historically classified loans into categories for purposes of identifying and managing loan concentrations. The following table summarizes, as of December 31, 2011 and 2010, respectively, loan principal balances by concentration category:

	December 31, 2011			December 31, 2010
	(in thousands, except for percentage and unit data)
	Amount	%	#	Amount	%	#
Pre-entitled Land:
Held for Investment	$6,484	2.6%	1	$6,100	1.5%	1
Processing Entitlements	75,249	30.7%	2	139,452	33.3%	5
	81,733	33.3%	3	145,552	34.8%	6
Entitled Land:
Held for Investment	15,735	6.4%	6	73,462	17.6%	13
Infrastructure under Construction	39,397	16.1%	2	55,532	13.3%	3
Improved and Held for Vertical Construction	5,870	2.4%	1	26,096	6.3%	2
	61,002	24.9%	9	155,090	37.2%	18
Construction & Existing Structures:
New Structure - Construction in-process	45,371	18.5%	6	46,808	11.2%	7
Existing Structure Held for Investment	2,000	0.8%	1	12,775	3.1%	5
Existing Structure - Improvements	55,084	22.5%	2	57,115	13.7%	2
	102,455	41.8%	9	116,698	28.0%	14
Total	245,190	100.0%	21	417,340	100.0%	38
Less: Valuation Allowance	(141,687)			(294,140)
Net Carrying Value	$103,503			$123,200

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

We also classify loans into categories based on the underlying collateral’s projected end-use for purposes of identifying and managing loan concentration and associated risks. As of December 31, 2011 and 2010, respectively, outstanding principal loan balances by expected end-use of the underlying collateral, were as follows:

	December 31, 2011			December 31, 2010
	(in thousands, except for percentage and unit data)
	Amount	%	#	Amount	%	#
Residential	$114,670	46.8%	14	$204,013	48.8%	28
Mixed Use	75,248	30.7%	2	146,376	35.1%	3
Commercial	54,187	22.1%	4	65,888	15.8%	6
Industrial	1,085	0.4%	1	1,063	0.3%	1
Total	245,190	100.0%	21	417,340	100.0%	38
Less: Valuation Allowance	(141,687)			(294,140)
Net Carrying Value	$103,503			$123,200

IMH FINANCIAL CORPORATION

 (formerly known as IMH Secured Loan Fund, LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 — MORTGAGE INVESTMENTS, LOAN PARTICIPATIONS AND LOAN SALES – continued

With our suspension of the funding of new loans, the concentration of loans by type of collateral and end-use is expected to remain consistent within our current portfolio. As of December 31, 2011 and 2010, respectively, the concentration of loans by type of collateral and end-use was relatively consistent over these periods. Changes in classifications are primarily a result of foreclosures of certain loans.

Borrower and Borrower Group Concentrations

Our investment policy provides that no single loan should exceed 10% of the total of all outstanding loans and that aggregate loans outstanding to one borrower or borrower group should not exceed 20% of the total of all outstanding loans. Following the origination of a loan, however, a single loan or the aggregate loans outstanding to a borrower or borrower group may exceed those thresholds as a result of foreclosures, limited lending activities, and changes in the size and composition of our overall portfolio.

As a result of the foreclosure of the majority of our loan portfolio, as of December 31, 2011, there were 21 remaining outstanding loans. Of those remaining loans, there were three borrowers or borrowing groups whose aggregate outstanding principal totaled $198.2 million, which represented approximately 81% of our total mortgage loan principal outstanding. As of December 31, 2010, there were three borrowers or borrowing groups whose aggregate outstanding principal totaled $206.4 million, which represented approximately 50% of our total mortgage loan principal outstanding. Each of these loans was in non-accrual status as of December 31, 2011 and 2010 due to the shortfall in the combined current fair value of the underlying collateral for such loans, and we recognized no mortgage interest income for these loans during the year ended December 31, 2011 or 2010. However, during the year ended December 31, 2011, four individual loans with aggregate principal balances totaling $48.9 million collectively accounted for 65% of total mortgage loan income for the year and were each in excess of 10% of total mortgage income for 2010. One such loan was sold during the year while another was paid off as of December 31, 2011. In addition, six other loans accounted for approximately 77% of total mortgage loan income during the year ended December 31, 2010 and were each in excess of 10% of total mortgage income for 2010.

During the year ended December 31, 2009, there were three borrowers or borrowing groups that accounted for 49% of mortgage loan income and were each in excess of 10% of total mortgage income for 2009. The majority of such loans have since been foreclosed upon, sold or are in non-accrual status as of December 31, 2011.

SEC rules may require the presentation and disclosure of audited financial statements for two operating properties that are owned by a borrowing group securing loans that represent greater than 20% of our total assets, and may be acquired by foreclosure or by agreement with the borrower. Audited financial statements are not currently available and unaudited financial information is incomplete and, in our opinion, may not be reliable. Accordingly, we have omitted such disclosures.

Mortgage Loan Sales

During the year ended December 31, 2011, we sold seven mortgage loans for $13.2 million (net of selling costs), of which we financed $7.8 million, and recognized a loss on sale of $0.1 million. During the year ended December 31, 2010, we sold five mortgage loans for $5.6 million (net of selling costs), of which we financed $1.1 million, and recognized a gain on sale of $0.1 million.

IMH FINANCIAL CORPORATION

 (formerly known as IMH Secured Loan Fund, LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 — OPERATING PROPERTIES AND REAL ESTATE HELD FOR DEVELOPMENT OR SALE

Operating properties and REO assets consist primarily of properties acquired as a result of foreclosure or purchase and are reported at the lower of cost or fair value, less estimated costs to sell the property. Under GAAP, the foreclosure of a loan and the recording of REO assets are deemed to be a conversion of a monetary asset to a long-lived asset. Further, such assets are valued at fair value at the foreclosure date and this fair value becomes the new basis for financial reporting purposes. REO assets are reported as either held for development or held for sale, depending on whether we plan to develop such assets prior to selling them or instead sell them immediately.

At December 31, 2011, we held total REO assets of $95.5 million, of which $44.9 million was held for development, $30.9 million was held for sale, and $19.6 million was held as operating property. At December 31, 2010, we held total REO assets of $89.5 million, of which $36.7 million was held for development, $31.8 million was held for sale and $21.0 million was held as operating property. A summary of operating properties and REO assets owned as of December 31, 2011 and 2010, respectively, by state, is as follows (dollars in thousands):

	December 31, 2011
	Operating Properties		Held For Development		Held for Sale
	# of	Aggregate Net	# of	Aggregate Net	# of	Aggregate Net
State	Projects	Carrying Value	Projects	Carrying Value	Projects	Carrying Value
California	-	$-	2	$8,278	5	$6,402
Texas	1	19,611	3	12,856	2	3,532
Arizona	-	-	8	15,129	14	11,784
Minnesota	-	-	2	4,551	-	-
Nevada	-	-	-	-	1	4,211
New Mexico	-	-	-	-	1	2,069
Idaho	-	-	1	4,106	1	2,947
Total	1	$19,611	16	$44,920	24	$30,945

	December 31, 2010
	Operating Properties		Held For Development		Held for Sale
	# of	Aggregate Net	# of	Aggregate Net	# of	Aggregate Net
State	Projects	Carrying Value	Projects	Carrying Value	Projects	Carrying Value
California	-	-	3	$8,813	1	$1,033
Texas	1	20,981	1	6,327	4	9,741
Arizona	-	-	8	16,996	17	14,082
Minnesota	-	-	2	4,525	-	-
Nevada	-	-	-	-	1	2,848
New Mexico	-	-	-	-	-	-
Idaho	-	-	-	-	1	4,126
Total	1	$20,981	14	$36,661	24	$31,830

A roll-forward of REO from December 31, 2010 to December 31, 2011 is as follows (dollars in thousands):

	Operating Properties	# of Projects	Held for Development	# of Projects	Held for Sale	# of Projects	Total Net Carrying Value
Balances - December 31, 2010	$20,981	1	$36,661	14	$31,830	24	$89,472

Additions:
Loan principal transferred	-	-	-	-	11,812	10	11,812
Interest and receivables transferred	-	-	-	-	3,612	-	3,612
Capital costs additions	57	-	282	-	2,733	-	3,072

Reductions :
Sales	-	-	(626)	(1)	(8,223)	(7)	(8,849)
Recoveries	(107)	-	(188)	-	(499)	-	(794)
Depreciation	(1,320)	-	-	-	-	-	(1,320)
Impairment	-	-	-	-	(1,529)	-	(1,529)
Transfers	-	-	8,791	3	(8,791)	(3)	-
Balances - December 31, 2011	$19,611	1	$44,920	16	$30,945	24	$95,476

During the year ended December 31, 2011, we foreclosed on 12 loans (resulting in 10 property additions) and took title to the underlying collateral with net carrying values totaling $13.7 million as of December 31, 2011. During the year ended December 31, 2010, we foreclosed on twenty loans and took title to the underlying collateral with net carrying values totaling $32.9 million as of December 31, 2010. Additionally, we acquired an additional lot held for sale in 2010 in connection with the acquisition of the Manager with a carrying value of $39,000.

IMH FINANCIAL CORPORATION

 (formerly known as IMH Secured Loan Fund, LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 — OPERATING PROPERTIES AND REAL ESTATE HELD FOR DEVELOPMENT OR SALE – continued

The number of REO property additions does not necessarily correspond directly to the number of loan foreclosures as some loans have multiple collateral pieces that are viewed as distinct REO projects or, alternatively, we may have foreclosed on multiple loans to one borrower relating to the same REO project.

REO Sales

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

During the year ended December 31, 2011, we sold seven REO assets or portions thereof for $9.4 million (net of selling costs), of which we financed $0.2 million, for a gain of $0.3 million. During the year ended December 31, 2010, we sold five REO assets or portions thereof for $6.9 million (net of selling costs), of which we financed $2.2 million, resulting in a gain on disposal of real estate of $1.2 million.

REO Planned Development

Costs related to the development or improvements of the real estate assets are generally capitalized and costs relating to holding the assets are generally charged to expense. Cash outlays for capitalized development costs totaled $0.7 million, $1.6 million and $2.5 million during the years ended December 31, 2011, 2010 and 2009, respectively. In addition, costs and expenses related to operating, holding and maintaining such properties (including property taxes), which are expensed and included in operating expenses for REO assets in the accompanying consolidated statement of operations, totaled approximately $5.5 million, $4.9 million and $4.2 million for the years ended December 31, 2011, 2010 and 2009, respectively.

We are currently evaluating our use and disposition options with respect to our REO projects. The real estate held for sale consists of improved and unimproved residential lots, completed residential units and completed commercial properties located in California, Arizona, Texas, Nevada and Idaho.

In connection with the implementation of our revised business strategy following the consummation of the Conversion Transactions, and considering the on-going volatility of the real estate markets, we determined that it was necessary to perform tests for impairment on our portfolio of REO assets held for development during the period ended December 31, 2010.

In estimating the amount of undiscounted cash flows for REO held for development, we determine the level of additional development we expect to undertake for each project, as follows:

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

IMH FINANCIAL CORPORATION

 (formerly known as IMH Secured Loan Fund, LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 — OPERATING PROPERTIES AND REAL ESTATE HELD FOR DEVELOPMENT OR SALE – continued

•	Twelve of our REO assets held for development are expected to have minimal development activity, but rather are expected to require maintenance activity only until a decision is made to sell the asset. Five of our REO assets held for development are expected to be developed more extensively to maximize the proceeds from the disposition of such assets.

•	For collateral to be developed, the initial unit sales price utilized was based on local market conditions, comparable prices from current pricing utilizing observable and unobservable data points and other information, subject to periodic price increases ranging from 3% to 10% over the projected absorption (i.e., sell-out period) and an expense growth rate of zero to 2.5% per year. Following completion of anticipated development, the sales or lease-up absorption period estimates ranged from three months to three years as of December 31, 2011 and one to eight years as of December 31, 2010, with development projected to commence intermittently, as the market recovers and projected demand develops. We considered this a fair exchange price in an orderly transaction between market participants to sell the asset, assuming its highest and best use, in the primary or most advantageous market for the asset.

•	For collateral to be developed, the additional development costs, operating, maintenance and selling cost assumptions we made were based on observable and unobservable cost estimates obtained from a cross-section of industry experts and market participants. The development period prior to the commencement of sales or lease-up ranged from eight months to three years. Based on REO held for development as of December 31, 2011, the estimated development costs required to achieve the gross undiscounted cash flows upon disposition of the related assets range from $8.3 million to $52.1 million on an individual property basis, and total $183.5 million in the aggregate, over the eight month to three year build and sell-out period noted above. The majority of these development costs are expected to be funded through joint venture partners with requisite knowledgeable and skillset for the project type, as well as third-party financing that is expected to be sought. As of December 31, 2010, such development costs range from $0.1 million to $24.3 million on an individual property basis, and total $24.4 million in the aggregate over the anticipated one to eight year build and sell-out period. The increase from December 31, 2010 to December 31, 2011 was a result of the increased number of properties expected to be fully developed. At December 31, 2011, with the assistance of our asset managers, we have identified and developed detailed budgets for five projects that we expect to fully develop. At December 31, 2010, we had identified only two projects for complete development.

•	For collateral consisting of partially complete or finished lots, development costs, operating costs and selling cost assumptions were based on observable and unobservable cost estimates obtained from a cross-section of industry experts and market participants.

•	For collateral whose development is complete or nearly complete and expected to be leased initially to allow for stabilization of market prices before being sold, we utilized operating revenue and costs for comparable projects using current operating data obtained. Based upon an assumed stabilization of applicable real estate markets, we utilized unit sales prices comparable to historical pricing.

•	See Note 7 for fair value procedures performed with respect to REO held for sale.

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

IMH FINANCIAL CORPORATION

 (formerly known as IMH Secured Loan Fund, LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 — OPERATING PROPERTIES AND REAL ESTATE HELD FOR DEVELOPMENT OR SALE – continued

We recorded impairment charges of $1.5 million, $46.9 million and $8.0 million relating to the impairment in value of REO assets deemed to be other than temporary impairment, during the years ended December 31, 2011, 2010 and 2009, respectively. The impairment charges in 2010 and 2009 were primarily a result of a change in management’s disposition strategy for selected REO assets from a development approach to a disposal approach based on recent values consistent with the change in business strategy resulting from the Conversion Transactions. In 2011, the impairment charges were primarily to adjust the fair value of our REO held for sale.

NOTE 7 — FAIR VALUE

Valuation Allowance and Fair Value Measurement of Loans and Real Estate Held for Sale

We perform a valuation analysis of our loans not less frequently than on a quarterly basis. Evaluating the collectability of a real estate loan is a matter of judgment. We evaluate our real estate loans for impairment on an individual loan basis, except for loans that are cross-collateralized within the same borrowing groups. For cross-collateralized loans within the same borrowing groups, we perform both an individual loan evaluation as well as a consolidated loan evaluation to assess our overall exposure to those loans. In addition to this analysis, we also complete an analysis of our loans as a whole to assess our exposure for loans made in various reporting periods and in terms of geographic diversity. The fact that a loan may be temporarily past due does not result in a presumption that the loan is impaired. Rather, we consider all relevant circumstances to determine if, and the extent to which, a valuation allowance is required. During the loan evaluation, we consider the following matters, among others:

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

Similarly, REO assets that are classified as held for sale are measured at the lower of carrying amount or fair value, less estimated cost to sell. REO assets that are classified as held for development are considered “held and used” and are evaluated for impairment when circumstances indicate that the carrying amount exceeds the sum of the undiscounted net cash flows expected to result from the development and eventual disposition of the asset.  If an asset is considered impaired, an impairment loss is recognized for the difference between the asset’s carrying amount and its fair value, less estimated cost to sell. If we elect to change the disposition strategy for our real estate held for development, and such assets were deemed to be held for sale, we would likely record additional impairment charges, and the amounts could be significant.

IMH FINANCIAL CORPORATION

 (formerly known as IMH Secured Loan Fund, LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 — FAIR VALUE – continued

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

A description of each of the valuation approaches and their applicability to our portfolio follows:

Development Approach

The development approach relies on pricing trends, absorption projections, holding costs and the relative risk given these assumptions for a particular project. This approach then discounts future net cash flows to derive the estimated fair value. This approach is consistent with a modeling technique known as residual analysis commonly used in our industry which is based on the assumption that completing the development of the collateral was the highest and best use of the property. As indicated by market participants, a development approach and related rates of return are used in determining purchase decisions. As such, the valuation is intended to reflect the project’s performance under certain parameters, paralleling the process employed by market participants. This analysis is very dependent upon end-use pricing and absorption. In addition to consideration of recent sales of comparable properties (which in the current market may include distressed transactions such as foreclosure sales), the valuation also relies on current listings of comparable properties with primary emphasis placed on comparable properties available for resale within the similar competitive market, as well as market participant opinions. This collection of data is used to derive a qualitative analysis using the sales comparison approach in estimating current individual lot pricing and reasonable premium levels. In addition, the valuation contemplates a non-leveraged internal rate of return based on indications from market participants. This approach, which we consider an “as developed” approach, is generally applied to collateral which has achieved entitlement status and whose development is reasonably assured in light of current market conditions. Prior to the decline in the real estate market, this methodology was utilized in underwriting each loan as well as for purposes of annual valuation of our portfolio.

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

NOTE 7 — FAIR VALUE – continued

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

When the credit and real estate markets sustained significant declines in the latter part of 2008, the extent, reliability and quality of market participant inputs largely dissipated causing us to reassess the highest and best use of several assets from an “as developed” valuation approach to an “as is” valuation approach using recent comparable sales. This change in methodology was applicable primarily to unentitled or partially entitled land for which development was not considered feasible in the then foreseeable future by market participants given then current market conditions.

Cost Approach

The cost approach is a method of estimating fair value of an asset based on the actual replacement cost of such asset. This method is generally used to estimate value on new projects with completed vertical construction. There are generally few collateral projects within our portfolio that are valued using this approach which is considered an “as is” approach.

Recent Offers Received

For projects in which we have received a bona fide written third-party offer to buy our real estate or loan, or we or the borrower has received a bona fide written third-party offer to buy the related project, we generally utilize the offer amount in cases in which the offer amount may fall outside the valuation conclusion reached by the independent valuation firms. Such offers are only considered if we deem the offer to be valid, reasonable, negotiable, and we believe the offeror has the financial wherewithal to execute the transaction. When deemed appropriate, the offers received are discounted to allow for potential changes in our on-going negotiations.

Factors Affecting Valuation

The underlying collateral of our loans varies by stage of completion, which consists of either raw land (also referred to as pre-entitled land), entitled land, partially developed, or mostly developed/completed lots or projects. Historically, for purposes of determining whether a valuation allowance was required, we primarily utilized a modeling technique known as residual analysis commonly used in our industry, which is based on the assumption that development of our collateral was the highest and best use of the property. Prior to the disruptions in the real estate, capital, credit and other markets occurring in the latter part of 2008 and 2009, our process was consistently applied with the use of third-party valuation specialist firms as there was no indication of significant impairment in the value of our loan portfolio.

As a result of disruptions in the real estate and capital markets and other factors, our valuation assumptions thereafter were significantly adjusted to reflect lower pricing assumptions, slower absorption and a significant increase in discount factors to reflect current market participant risk levels. This determination was primarily based on the significant uncertainty in the real estate markets stemming from the credit freeze, lack of demand for developed property, the extended development and sales periods, and uncertainty with respect to the future pricing and development costs. As such, in most cases, the appropriate valuation approach has been deemed to be that using primarily current market comparable sales to establish fair values of our properties using current pricing data, which resulted in a significant decline in management’s estimates of fair values in relation to our valuation methodology.

IMH FINANCIAL CORPORATION

 (formerly known as IMH Secured Loan Fund, LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 — FAIR VALUE – continued

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

As described more fully below, while certain markets in which our assets are located have experienced some improvement in sales activity and valuation, overall pricing in recent transactions does not appear to be improving in the short-term and has deteriorated further in certain markets, particularly in fringe area markets. The updated information and our analysis of the collateral indicated on-going weak market conditions, excess residential inventory, continued high levels of unemployment, limited job growth and corresponding depressed real estate values, consistent with such indications provided since December 31, 2010. The extended recession has reduced the number and credit quality of potential buyers for real estate assets, including new homes, and increased the likelihood that additional supply may weigh down the market in the form of foreclosures.  Also, while interest rates remain low, which provides a basis for growth, purchase money financing remains difficult to secure and economic conditions have remained at deteriorated levels.  As such, housing demand and real estate in general is expected to remain weak over the short-term and will likely not begin to improve until the economy strengthens and the housing market shows signs of recovery.

The following is a summary of the procedures performed in connection with our fair value analysis as of and for the years ended December 31, 2011 and 2010:

1.	We reviewed the status of each of our loans to ascertain the likelihood that we will collect all amounts due under the terms of the loans at maturity based on current real estate and credit market conditions.

2.	With respect to our loans whose collection was deemed to be unlikely, we reviewed the portfolio to ascertain when the latest valuation of the underlying collateral was performed.

3.	We reviewed the status and disposition strategy of each of our REO assets to determine whether such assets continue to be properly classified as held for sale or held for development as of the reporting date.

4.	During various quarterly periods during the years ended December 31, 2011 and 2010, we engaged third-party valuation specialists to provide complete valuations for certain selected loans and REO assets. Assets selected for complete valuation generally consisted of larger assets, those for which foreclosure is impending or was recently completed, and assets whose value might be impaired based on recent market participant activity or other value indicators. Other valuation updates obtained for specific assets were provided in the form of “negative assurance” letters indicating that there had been no material diminution in the fair value indications for the properties from the previous valuation date and through the period ended December 31, 2011 or 2010, as applicable.

5.	In addition, for projects for which we have received a bona fide written third-party offer to buy our loan or REO asset, or the borrower has received a bona fide written third-party offer to buy the related project, we generally utilized the offer amount in cases where we have had earnest negotiations to sell such assets at the price point utilized (whether or not the offer was above or below the low end of the valuation range provided by the independent valuation firms). Such offers are only considered if we deem the offer to be valid, reasonable and negotiable, and we believe the offeror has the financial wherewithal to execute the transaction. When deemed appropriate, the offers received were discounted by up to 20% to allow for potential changes in our on-going negotiations.

6.	In evaluating the balance of the portfolio not covered by third-party valuation reports, negative assurance letters or existing offers, we performed an internal analysis of fair value considering the current status of the project, our direct knowledge of local market activity affecting the project, as well as other market indicators obtained through our asset management group and various third parties to determine whether there were any indications of a material increase or decrease in the value of the underlying collateral since the last complete valuation for such assets.

IMH FINANCIAL CORPORATION

 (formerly known as IMH Secured Loan Fund, LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 — FAIR VALUE – continued

Following is a table summarizing the method used by management in estimating fair value for the period ended December 31, 2011 and 2010:

	December 31, 2011				December 31, 2010
	% of Carrying Value				% of Carrying Value
	Mortgage Loans		Real Estate		Mortgage Loans		Real Estate
	Held for Sale, Net		Held for Sale		Held for Sale, Net		Held for Sale
Basis for Valuation	#	Percent	#	Percent	#	Percent	#	Percent
Third party valuations	9	78%	9	45%	30	94%	17	80%
Third party offers	3	6%	4	31%	2	4%	6	19%
Management analysis	9	15%	11	24%	6	2%	1	0%
Total portfolio	21	100%	24	100%	38	100%	24	100%

A summary of the results and key assumptions that we utilized, as supported by the independent valuation firms to derive fair value, is as follows:

For the 2010 valuations, inputs for use in the development valuation models were reported by the valuation firms to be inconsistent and reflective of a distressed market that had not yet stabilized for inputs into discounted cash flow or other financial models, such as absorption rates and timing, unit pricing and trends, discount rate, risk adjustment processes, or the like.

•	A distinction was made between owners under duress and properties under duress. Market values are determined based on the highest and best use of the real property being valued. When owners are under duress, as defined by applicable accounting guidance, prices of transactions in which they are involved must be viewed as at least potentially subject to duress as well. The valuation firms took this distinction into account in arriving at highest and best use conclusions and selecting appropriate valuation methodologies.

•	For the projects that included either unentitled or entitled raw land lacking any vertical or horizontal improvements, given the current distressed state of the real estate and credit markets, the development approach was deemed to be unsupportable because market participant data was insufficient or other assumptions were not readily available from the valuation firm’s market research; the “highest and best use” standard in these instances required such property to be classified as “held for investment” purposes until market conditions provide observable development activity to support a valuation model for the development of the planned site. As a result, the valuation firms used a sales comparison approach using available data to determine fair value.

•	For the projects containing partially or fully developed lots, the development approach was generally utilized, with assumptions made for pricing trends, absorption projections, holding costs, and the relative risk given these assumptions. Annual discount rates utilized by the valuation firms ranged from 10.5% to 30%. The assumptions were based on currently observable available market data.

•	For operating properties, the income approach, using the direct capitalization and discounted cash flow methods, was used by the valuation firms. The anticipated future cash flows and a reversionary value were discounted to the net present value at a chosen yield rate. The assumptions were based on currently observable available market data.

As of December 31, 2011 and 2010, the highest and best use for the majority of real estate collateral subject to third-party valuation was deemed to be held for investment and/or future development, rather than being subject to immediate development and/or sale. Following is a table summarizing the valuation methodology used in determining fair value for the periods ended December 31, 2011 and 2010:

IMH FINANCIAL CORPORATION

 (formerly known as IMH Secured Loan Fund, LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 — FAIR VALUE – continued

	December 31, 2011				December 31, 2010
	% of Carrying Value				% of Carrying Value
	Mortgage Loans		Real Estate		Mortgage Loans		Real Estate
	Held for Sale, Net		Held for Sale		Held for Sale, Net		Held for Sale
Valuation Methodology	#	Percent	#	Percent	#	Percent	#	Percent
Comparable sales (as-is)	10	31%	20	69%	27	37%	18	81%
Development approach	5	11%	-	-	6	15%	-	-
Income capitalization approach	3	52%	-	-	3	44%	-	-
Third party offers	3	6%	4	31%	2	4%	6	19%
Total portfolio	21	100%	24	100%	38	100%	24	100%

Reports for our assets subject to valuation by independent third-party valuation firms are generally delivered to us within 45 days of the reporting period. In the event of a change in circumstances from the prior period valuation, we updated our assessment of certain loans and obtained certain updated valuations as a result of the change in circumstances. Additionally, we obtained updated third-party offers and considered other changes to the status of underlying collateral, as applicable.

Selection of Single Best Estimate of Value for Loans

As previously described, we obtain periodic valuation reports from third-party valuation specialists for the underlying collateral of the majority of our loans and REO held for sale. The valuation reports generally provided a range of values for the collateral valued rather than a single point estimate because of variances in the potential value indicated from the available sources of market participant information. The selection of a value from within a range of values depends upon general overall market conditions as well as specific market conditions for each property valued and its stage of entitlement or development. In addition to third-party valuation reports, we utilize recently received bona fide purchase offers from independent third-party market participants that may be outside of the range of values indicated by the third-party specialist report. In selecting the single best estimate of value, we consider the information in the valuation reports, credible purchase offers received, as well as multiple observable and unobservable inputs as described below.

December 31, 2011 Selection of Single Best Estimate

In determining the single best estimate of value for the December 31, 2011 valuation analysis, in our judgment, recent market participant information and other economic data points generally have not changed significantly since December 31, 2010. As a result of the ongoing challenges related to the residential real estate marketplace, the likely buyer of such real estate tends to be an investor seeking to acquire lots at heavily discounted prices, with the intent of holding such property for an intermediate to long-term period, speculating on the rebound of the housing market and eventual need for newly constructed housing. In addition to analyzing local market conditions in areas where our real estate assets are located, we also consider national and local market information, trends and other data to further support our asset values.

We believe the above observable inputs combined with other observable and unobservable inputs and management’s specific knowledge related to marketing activity surrounding the underlying real estate assets have generally resulted in the utilization of values at the lower end of the valuation range. Management’s confidence in the ability to sell existing assets at a price above the low end of the range continues to be tempered by the continuing difficult market conditions. As a result, in our judgment, for each of our real estate assets not supported by recent bona fide independent third-party purchase offers or those assets which were supported by specific circumstances in using a basis other than the low end value, several economic indicators, market participant data and other third-party sources referenced provide evidence that the breadth and depth of the real estate and economic downturn has continued to be wider and deeper than previously estimated. Accordingly, with the exception of specific assets, management generally considered the low end of the range to be most representative of fair value, less estimated cost to sell, based on current market conditions at December 31, 2011, consistent with prior reporting periods.  Management continues to monitor both macro and micro-economic conditions through the date of filing of its quarterly financial statements to determine the impact of any significant changes that may have a material impact on the fair value of our real estate assets.

IMH FINANCIAL CORPORATION

 (formerly known as IMH Secured Loan Fund, LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 — FAIR VALUE – continued

For the valuation ranges on the underlying loan collateral for three loans as of December 31, 2011, we used the high end of the third-party valuation range for three assets whose locations were geographically desirable, whose economic outlook is positive and whose value was supported by recent comparable transactions. We used the mid-point value for one asset in determining impairment losses based on the entitlement status and quality of the collateral and financial strength of the related borrowers. Due to the uncertainty in market conditions noted above, we utilized the low end value for 10 assets whose geographic location, entitlement status and long-term development plan made such assets, in management’s opinion, less desirable and marketable to market participants. For the remaining three loans, our estimate of fair value was based on current bona fide offers or actual transactions with independent third-party market participants to sell the real estate assets, which may have closed subsequent to December 31, 2011. In the aggregate, management’s estimate of fair value based on the bona fide offers was below the low end of the valuation range by approximately $1.0 million.

For the valuation ranges on our REO held for sale as of December 31, 2011, we used the high end of the third-party valuation range for six assets; we used the mid-point value for two assets; we utilized the low end value for 12 assets; and we used current bona fide offers for the remaining four assets. In the aggregate, management’s estimate of fair value based on the bona fide offers used was above the high end of the valuation range by approximately less than $0.1 million.

December 31, 2010 Selection of Single Best Estimate

In conducting the December 31, 2010 valuations, the third-party valuation specialist’s data and the research performed were influenced by transactions which appeared to reflect on-going pricing executed under conditions of duress and economic uncertainty.  Nevertheless, the pricing in such transactions does not appear to be improving in the short-term and therefore such pricing is deemed to be reflective of current market values by market participants.  The updated information and our analysis of the collateral indicated an on-going deterioration in market conditions, high levels of unemployment, and corresponding decrease in real estate values through the reporting date.  The extended recession had reduced the potential buyers for new homes and increased the likelihood that additional supply may flood the market in the form of foreclosures.  Also, while interest rates remain low, which provides a basis for growth, purchase money financing remains difficult to secure and economic conditions have continued to deteriorate.  As such, new housing demand is expected to remain weak over the short-term and will likely not begin to increase until the economy strengthens and the housing market shows signs of recovery. As a result of these ongoing challenges related to the residential marketplace, the likely buyer of such real estate tends to be an investor seeking to acquire lots at heavily discounted prices, with the intent of holding such property for an intermediate to long-term period, speculating on the rebound of the housing market and eventual need for newly developed communities.

Management utilized numerous selected real estate and general economy-related published market participant observations in management’s assessment of market status and trends. Generally, these market articles indicated that U.S. home builders’ confidence remained stagnant through the end of 2010 and early 2011 due to a severe lack of construction financing and widespread difficulties in obtaining accurate appraisal values that continued to limit builders’ ability to prepare for anticipated improvements in buyer demand in 2011. Certain articles also referenced high unemployment, tighter bank lending standards and uncertainty about home prices that kept many people from buying homes, despite low mortgage rates and declining home prices, which are expected to remain low.

Other factors that could stymie the country’s economic growth are companies’ reluctance to hire and the trend of businesses paying off debt on balance sheets.  As such, while the economy has shown signs of recovery, the pace of recovery has been insufficient to bring down unemployment. According to Case-Shiller information as of March 22, 2011, it was anticipated that U.S. home prices would not hit bottom until 2012 as a result of persistently weak economic fundamentals – high unemployment, a large and growing supply of unsold homes, and tighter mortgage credit. Moreover, it was noted that conditions in the commercial real estate market remained tight.  Commercial mortgage debt was estimated to have declined in the third quarter of 2010, and the delinquency rates for securitized commercial mortgages and those for existing properties at commercial banks increased further.  According to a Moody’s report, Commercial Real Estate (“CRE”) declined 1.2% in January 2011 as a result of a large percentage of distressed sales that can impact pricing and make the index very volatile.

IMH FINANCIAL CORPORATION

 (formerly known as IMH Secured Loan Fund, LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 — FAIR VALUE – continued

Based on these factors, except for limited circumstances, management determined that the most appropriate point in the range of values provided by Cushman & Wakefield was the low end of the range.  The selection of the low end of the range was based on management’s assessment of current market conditions and specific property analysis.  As noted above, several economic indicators, market participant data and other third-party sources referenced provided evidence that the breadth and depth of the real estate and economic downturn has continued to be wider and deeper than most predicted, and accordingly, management generally considered the low end of the range to be most representative of current market conditions at December 31, 2010.

The above observable inputs combined with others and management’s specific knowledge related to marketing activity surrounding the loan’s collateral have resulted in the movement of collateral valuation expectations to the lower end of the determinable range. This assessment has been further supported by the Company’s difficulties in selling various assets at their previous carrying values, despite our marketing efforts. Management’s confidence in the ability to sell existing assets at a price above the low end of the range has been further eroded by the offerors often re-negotiating the pricing of assets after completing their due diligence. As a result, in our judgment, for each of our loans not supported by recent bona fide independent third-party purchase offers or those assets which were supported by specific circumstances in using a basis other than the low end value, management concluded that the values at the low end of the range were more representative of fair values than any other point in the range given the on-going bleak market conditions. In management’s judgment, this point in the value range was deemed to be the best estimate of fair value, less estimated costs to sell, for purposes of determining impairment losses as of December 31, 2010.  In addition, management continues to monitor both macro and micro-economic conditions through the date of filing of its quarterly financial statements to determine the impact of any significant changes that may have a material impact on the fair value of our loans or related collateral.

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

For the valuation ranges on our REO held for sale as of December 31, 2010, we utilized the low end value for 18 REO assets, and we used current bona fide offers for the remaining six assets. In the aggregate, management’s estimate of fair value based on the bona fide offers used was above the high end of the valuation range by approximately less than $0.6 million.

Valuation Conclusions

Based on the results of our evaluation and analysis, while some loans experienced declines in fair value, other loans improved in fair value, resulting in a net increase in the valuation allowance as of December 31, 2011. For the years ended December 31, 2011, 2010 and 2009, we recorded provisions for credit losses, net of recoveries, of $1.0 million, $47.5 million and $79.3 million, respectively. As of December 31, 2011, the valuation allowance totaled $141.7 million, representing 57.8% of the total outstanding loan principal balances. As of December 31, 2010, the valuation allowance totaled $294.1 million, representing 70.5% of the total loan portfolio principal balances. The provision for credit loss recorded during the year ended December 31, 2011 was primarily attributed to one of our larger loans secured by a hospitality asset that experienced a significant decrease in operating performance. However, based on our analysis, since this is our only loan secured by a hospitality asset, we do not believe the decline in related value should extend nor be extrapolated to our other real estate assets. The reduction in the valuation allowance in total and as a percentage of loan principal is primarily attributed to the transfer of the allowance associated with loans on which we foreclosed and the charge off of valuation allowance on loans which were sold during fiscal 2011.

IMH FINANCIAL CORPORATION

 (formerly known as IMH Secured Loan Fund, LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 — FAIR VALUE – continued

In addition, during the years ended December 31, 2011 and 2010, we recorded impairment charges of $1.5 million and $46.9 million, respectively, relating to the further write-down of certain real estate acquired through foreclosure during the respective periods.

With the existing valuation allowance recorded as of December 31, 2011, we believe that, as of that date, the fair value of our loans and REO assets held for sale is adequate in relation to the net carrying value of the related assets and that no additional valuation allowance is considered necessary. While the above results reflect management’s assessment of fair value as of December 31, 2011 and 2010 based on currently available data, we will continue to evaluate our loans in fiscal 2012 and beyond to determine the adequacy and appropriateness of the valuation allowance and to update our loan-to-value ratios. Depending on market conditions, such updates may yield materially different values and potentially increase or decrease the valuation allowance for loans or impairment charges for REO assets.

Valuation Categories

Except for mortgage loans which are measured at fair value on a non-recurring basis for purposes of determining valuation with respect to our valuation allowance, none of our other assets or liabilities is measured at fair value on a recurring or non-recurring basis. The following table presents the categories for which net mortgage loans are measured at fair value based upon the lowest level of significant input to the valuation as of December 31, 2011 and 2010 (in thousands):

	December 31, 2011			December 31, 2010
	Significant			Significant
	Other	Significant		Other	Significant
	Observable	Unobservable		Observable	Unobservable
	Inputs	Inputs		Inputs	Inputs
Description:	(Level 2)	(Level 3)	Total	(Level 2)	(Level 3)	Total
Net Mortgage Loans:
Pre-entitled Land:
Held for Investment	$-	$1,619.00	$1,619	$-	$1,405	$1,405
Processing Entitlements	-	18,614	18,614	-	16,363	16,363
	-	20,233	20,233	-	17,768	17,768
Entitled Land:
Held for Investment	734	1,583	2,317	-	6,425	6,425
Infrastructure under Construction	-	10,050	10,050	-	11,612	11,612
Improved and Held for Vertical Construction	3,638	-	3,638	-	5,549	5,549
	4,372	11,633	16,005	-	23,586	23,586
Construction & Existing Structures:
New Structure - Construction in-process	-	11,070	11,070	964	15,550	16,514
Existing Structure Held for Investment	-	2,000	2,000	3,737	4,480	8,217
Existing Structure - Improvements	2,345	51,850	54,195	-	57,115	57,115
	2,345	64,920	67,265	4,701	77,145	81,846

Total Mortgage Loans	$6,717	$96,786	$103,503	$4,701	$118,499	$123,200

Total Real Estate Held for Sale	$9,628	$21,317	$30,945	$4,065	$27,765	$31,830

Except for mortgage loans, no other assets or liabilities are measured at fair value on a recurring or non-recurring basis. Additionally, there are no mortgage loans that were measured at fair value using Level 1 inputs.

Generally, all of our mortgage loans and REO held for sale are valued using significant unobservable inputs (Level 3) obtained through third party appraisals, except for such assets for which third party offers were used, which are considered Level 2 inputs. Changes in the use of Level 3 valuations are based solely on whether we utilized third party offers for valuation purposes. The table presented below summarizes the change in balance sheet carrying values associated with the mortgage loans measured using significant unobservable inputs (Level 3) during the year ended December 31, 2011 (in thousands):

IMH FINANCIAL CORPORATION

 (formerly known as IMH Secured Loan Fund, LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 — FAIR VALUE – continued

	Mortgage	Real Estate Held
	Loans, net	for Sale, net

Balances, December 31, 2010	$118,499	$27,765

Mortgage Loan Fundings/Capital Additions	3,733	2,612
Mortgage Loan Repayments	(7,103)	-
Transfers to REO/ from Loans	(11,811)	16,848
Asset sales/recoveries	(3,516)	(8,194)
Transfers into (out of) level 3	(2,016)	(16,185)
Included in earnings:
Recovery of (provision for) credit losses	(1,000)	-
Impairment of (recovery of) Real Estate Owned	-	(1,529)

Balances, December 31, 2011	$96,786	$21,317

A roll-forward of the valuation allowance follows (in thousands):

	December 31,	December 31,
	2011	2010
Balance at beginning of period	$294,140	$330,428
Provision for credit losses	1,000	47,454
Net charge offs	(153,453)	(83,742)
Balance at end of period	$141,687	$294,140

The balance reflected in net charge offs pertains to the portion of the carrying value charged off to the valuation allowance. Loan charge offs generally occur under one of two scenarios, including 1) the foreclosure of a loan and transfer of the related collateral to REO status, or 2) we elect to accept a loan payoff or loan sale at less than the contractual amount due. The amount of the loan charge off is equal to the difference between the contractual amounts due under the loan and either 1) the fair value of the collateral acquired through foreclosure, net of selling costs, or 2) the proceeds received from the loan payoff or loan sale. Generally, the loan charge off amount is equal to the loan’s valuation allowance at the time of foreclosure, loan payoff or sale. Under either scenario, the loan charge off is generally recorded through the valuation allowance.

NOTE 8 — MANAGEMENT FEES AND RELATED PARTY ACTIVITIES

Loan Origination, Processing and Modification Revenues Earned

Prior to the consummation of the Conversion Transactions, the Manager received all the revenue from loan origination and processing fees (points) and other related fees for loans originated on behalf of the Fund, which were paid by the borrower and are not reflected in our financial statements prior to consummation of the Conversion Transactions. With the acquisition of the Manager, we are now entitled to all such fees. During the year ended December 31, 2011, we earned origination, processing and other related fees of approximately $0.1 million, which is included in mortgage loan income in the accompanying consolidated statements of operations. We earned no fees for the period from acquisition (June 18, 2010) to December 31, 2010. During the year ended December 31, 2009 and the period from January 1, 2010 through June 18, 2010, the Manager earned origination, processing and other related fees of approximately $10.6 million and $6,000, respectively, which are not reflected in the accompanying financial statements.

IMH FINANCIAL CORPORATION

 (formerly known as IMH Secured Loan Fund, LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 — MANAGEMENT FEES AND RELATED PARTY ACTIVITIES - continued

SWI Fund Management, Investment and Advisory Fee Revenue

In connection with our management of the SWI Fund, we are paid various amounts for services rendered, including an asset management fee, organization fees, acquisition fees and origination fees. In addition, we are entitled to an allocation of SWI Fund earnings after the investor members have achieved an annual cumulative preferred return on GAAP equity of 8%.

During the years ended December 31, 2011 and 2010, we earned total fees related to our management of the SWI Fund of $0.5 million and $0.3 million, respectively, which is included in investment and other income in the accompanying consolidated statements of operations. A summary of the various fees earned by us during the years ended December 31, 2011 and 2010 follows (in thousands):

Type of Fee	Description of Fee	2011	2010
Asset Management Fee	1.75% of cost basis of SWI Fund assets divided by 12 months, payable monthly, reduced by 50% of origination fees earned	$208	$107
Organization Fee	0.5% of all capital contributions and senior notes issued	-	0.3
Acquistion Fee	2% of acquisition price of each investment, reduced by origination fees earned	215	225
Origination Fee	Origination fees are negotiated with the borrower and vary by loan	55	3

Management Fee Expense

Prior to the consummation of the Conversion Transactions on June 18, 2010, the Manager was entitled to a 25 basis point annualized fee, payable monthly, for managing the Fund, based on our total mortgage loan principal balance at each month-end, excluding loans in non-accrual status and other non-performing assets. With the acquisition of the Manager, this arrangement was terminated as of June 18, 2010.  For the year ended December 31, 2009 and the period ended June 18, 2010, management fees totaled approximately $0.6 million and $0.1 million, respectively.

IMH FINANCIAL CORPORATION

 (formerly known as IMH Secured Loan Fund, LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 — NOTES PAYABLE

Notes payable at December 31, 2011 and 2010 consist of the following:

	December 31
	2011	2010
	(in thousands)
$50 million convertible note payable dated June 7, 2011, secured by substantially all Company assets, bears contractual annual interest at 17%, of which 12% is payable in cash and 5% is deferred, matures June 2016, carrying amount net of discount of $9.4 million	$45,155	$-

$10.4 million exit fee payable in connection with $50 million convertible note payable dated June 7, 2011, matures June 2016, related discount being amortized into convertible loan balance	10,448	-

$5.3 million note dated December 31, 2009, secured by residential lots, non-interest bearing (12% imputed interest), matures December 31, 2012, unamortized discount of $0.6 million at December 31, 2011	4,712	4,182

$9.5 million note dated March 9, 2010 secured by commercial building with a carrying value of $20.7 million, assignment of rents, and tenant notes receivable with a principal balance of $1.6 million, bears annual interest at 12%, matured September 2011, repaid July 2011	-	7,500

$3.6 million note payable to a bank dated Februry 1, 2010, secured by multifamily residential complex with a carrying value of $2.6 million and a note receivable with a principal balance of $3.7 million, bears annual interest at 12%, matured February 2012, repaid December 2011	-	2,862

$2.5 million line of credit payable to a bank (maximum facility reduced to $1.6 million in January 2011), dated June 30, 2010, secured by certain certificates of deposit, bears annual interest at 4.5%, matured and paid May 2011	-	1,625

$450,000 note payable dated May 1, 2009, unsecured but guaranteed by CEO, bearing annual interest of 8%, matured May 1, 2013, repaid July 2011	-	289

Totals	$60,315	$16,458

Interest expense for years ended December 31, 2011, 2010 and 2009 was $9.1 million, $2.1 million and $0.3 million, respectively.

Convertible Notes Payable/Exit Fee Payable

On June 7, 2011, we entered into and closed funding of a $50.0 million senior secured convertible loan with NW Capital. The loan matures on June 6, 2016 and bears interest at a rate of 17% per year. The lender elected to defer all interest due through December 7, 2011 and 5% of the interest accrued from December 8, 2011 to December 31, 2011. Thereafter, the lender, at its sole option, may make an annual election to defer a portion of interest due representing 5% of the total accrued interest amount, with the balance (12%) payable in cash. Deferred interest is capitalized and added to the outstanding loan balance on a quarterly basis. As of December 31, 2011, deferred interest added to the principal balance of the convertible note totaled $4.6 million. Interest is payable quarterly in arrears beginning on January 1, 2012, and thereafter each April, July, October and January during the term of the loan. NW Capital has made the election to defer the 5% interest for the year ending December 31, 2012.

IMH FINANCIAL CORPORATION

 (formerly known as IMH Secured Loan Fund, LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 — NOTES PAYABLE – continued

In addition, we are required to pay an exit fee (“Exit Fee”) at maturity equal to 15% of the then outstanding principal, unpaid accrued and deferred interest and other amounts owed under the loan agreement. The Exit Fee is considered fully earned under the terms of the loan agreement and has been recorded as a liability with an offsetting amount reflected as a discount to the convertible note payable. The Exit Fee and discount of $10.4 million was estimated assuming the lender elects its annual interest deferral option over the term of the loan. This amount is being amortized to interest expense over the term of the loan using the effective interest method. With the amortization of the Exit Fee and related deferred financing costs, the effective interest rate under the NW Capital loan is approximately 23%. The loan is severally, but not jointly, guaranteed by substantially all of our existing and future subsidiaries, subject to certain exceptions and releases, and is secured by a security interest in substantially all of our assets. The loan may not be prepaid prior to December 7, 2014 and is subject to substantial prepayment fees and premiums. At the time of prepayment, if any, we would also be required to buy back all of the common shares then held by NW Capital or its affiliates which were acquired from our former CEO or from any tender offer by NW Capital at a purchase price equal to the greater of (a) NW Capital’s original purchase price and (b) the original purchase price plus 50% of the excess book value over the original purchase price.

The proceeds from the loan may be used: for working capital and funding our other general business needs; for certain obligations with respect to our real property owned, and, as applicable, the development, redevelopment and construction with respect to certain of such properties; for certain obligations with respect to, and to enforce certain rights under, the collateral for our loans; to originate and acquire mortgage loans or other investments; to pay costs and expenses incurred in connection with the convertible loan; and for such other purposes as may be approved by NW Capital in its discretion.

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

Dividends on the Series A preferred stock will accrue from the issue date at the rate of 17% of the issue price per year, compounded quarterly in arrears. A portion of the dividends on the Series A preferred stock (generally 5% per annum) is payable in additional shares of stock. Generally, no dividend may be paid on the common stock during any fiscal year unless all accrued dividends on the Series A preferred stock have been paid in full. However, the lender has agreed to allow the payment of dividends to common stockholders for up to the first eight quarters following the loan closing in an annual amount of up to 1% of the net book value of the Company’s common stock as of the immediately preceding December 31. All issued and outstanding shares of Series A preferred stock will automatically convert into common stock upon closing of the sale of shares of common stock to the public at a price equal to or greater than 2.5 times the $9.58 conversion price in a firm commitment underwritten public offering and listing of the common stock on a national securities exchange within three years of the date of the loan, resulting in at least $250 million of gross proceeds.

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

NOTE 9 — NOTES PAYABLE – continued

Restrictive Covenants

The loan agreement also contains certain restrictive covenants which require NW Capital’s consent as a condition to our taking certain actions. The restrictive covenants relate to our ability to sell or encumber our assets, issue additional indebtedness, restructure or modify our ownership structure, settle litigation over $10.5 million and other operational matters.

Deferred Financing Costs

In connection with the NW Capital closing, we incurred approximately $8.0 million of debt issuance costs, which is included in deferred financing costs, net of accumulated amortization, on the accompanying condensed consolidated balance sheet at December 31, 2011. These costs include legal, consulting and accounting fees, costs associated with due-diligence analysis and the issuance of common stock to an outside consultant directly associated with securing the $50.0 million in financing. These costs are being amortized over the term of the loan using the effective interest method.

Other Notes Payable Activity

In January 2010, we entered into a settlement agreement with respect to litigation involving the responsibility and ownership of certain golf club memberships attributable to certain property acquired through foreclosure. Under the terms of the settlement agreement, we agreed to execute two promissory notes for the golf club memberships totaling $5.3 million. The notes are secured by the security interest on the related lots, are non-interest bearing and mature on December 31, 2012. Due to the non-interest bearing nature of the loans, in accordance with applicable accounting guidance, we imputed interest on the notes at our incremental borrowing rate of 12% per annum and recorded the notes net of the discount. The discount is being amortized to interest expense over the term of the notes and totaled approximately $0.5 million and $0.1 million for the years ended December 31, 2011 and 2010, respectively. The net principal balance of the notes payable at December 31, 2011 was $4.7 million and the remaining unamortized discount was approximately $0.6 million. Subsequent to December 31, 2011, we defaulted on the terms of the settlement agreement, which could result in acceleration of the maturity of such debt.

During the year ended December 31, 2010, we secured financing from a bank in the amount of $9.5 million for the purpose of funding anticipated development costs for REO assets and working capital needs. The note payable, which had an outstanding balance of $7.5 million at December 31, 2010, bore interest at 12% per annum and required monthly payments of interest only. The loan had an initial maturity of March 2011 but was extended for an additional six-month period. The loan was secured by one of our REO assets and an assignment of rents and tenant notes receivable relating to financed tenant improvements on the property. We also provided a guarantee for such debt. This debt was paid in full in July 2011 utilizing funds from the proceeds of the NW Capital loan.

During the year ended December 31, 2010, we secured financing from a bank in the amount of $3.6 million for the purpose of funding a remaining loan obligation and anticipated development costs for specified REO assets. The note payable, which had an outstanding balance of $2.9 million as of December 31, 2010, bore interest at 12% per annum, required monthly payments of interest only, and was to mature in February 2012. The loan was secured by one of our REO assets and a mortgage loan receivable. This debt was paid in full in December 2011 utilizing funds from the proceeds of the sale of the REO asset that served as collateral for the debt.

Also during the year ended December 31, 2010, we secured a line of credit from a bank in the amount of $3.0 million for the primary purpose of funding certain obligations resulting from the Conversion Transactions. The line of credit, which had an outstanding balance of $1.6 million as of December 31, 2010, had an interest rate of 4.25% per annum, required monthly interest payments and had an original maturity date of October 5, 2010.  In January 2011, the maximum amount under this facility was reduced to $1.6 million and the maturity date was extended to May 5, 2011. During the year ended December 31, 2010, we incurred interest expense of $47,000 regarding this line of credit.

IMH FINANCIAL CORPORATION

 (formerly known as IMH Secured Loan Fund, LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 — NOTES PAYABLE – continued

In connection with the acquisition of the Manager, we assumed a note payable with an original balance of $0.5 million that is being paid on a monthly basis over 48 months which commenced June 1, 2009, with annual interest at 8%.  This note was made in connection with a settlement on a previous lease obligation and was personally guaranteed by our former CEO.  However, this loan was paid in full in June 2011 using proceeds from the NW Capital loan.

Also during the year ended December 31, 2011, we obtained a $1.5 million note payable to a bank dated January 13, 2011, secured by certain finished residential lots owned and a note receivable. This note bore annual interest at 12% and was to mature in January 2012. However, this loan was paid in full in June 2011 using proceeds from the NW Capital loan.

NOTE 10 – PROPERTY AND EQUIPMENT

We own certain non-real estate property and equipment, which consisted of the following at December 31, 2011 and 2010 (in thousands):

	December 31,
	2011	2010

Furniture and equipment	$1,117	$1,122
Leasehold improvements	646	645
Computer and communication equipment	1,168	1,146
Automobile and Other	61	61
Total	2,992	2,974
Less accumulated depreciation and amortization	(1,979)	(1,512)

Property and equipment, net of accumulated depreciation and amortization	$1,013	$1,462

Depreciation and amortization on property and equipment is computed on a straight-line basis over the estimated useful life of the related assets, which range from five to 27.5 years. Depreciation and amortization expense on property and equipment was $0.5 million for the year ended December 31, 2011 and $0.3 million for the period from acquisition, June 18, 2010, through December 31, 2010.  Additionally, included in operating properties are certain building and improvement assets with carrying values totaling $19.6 million and $21.0 million at December 31, 2011 and 2010, respectively. Depreciation expense taken for these assets totaled $1.3 million and $1.2 million for the years ended December 31, 2011 and 2010, respectively.

NOTE 11 – LEASE COMMITMENTS

We currently lease approximately 28,000 square feet of office space in Scottsdale, Arizona which expires on June 19, 2017. The lease payments include the use of all of the tenant improvements and various computer related equipment. Rent expense was $0.8 million for the year ended December 31, 2011 and $0.4 million for the period from acquisition, June 18, 2010 through December 31, 2010, and is included in general and administrative expenses in the accompanying consolidated statement of operations. In March 2012, we executed a lease for new office space.

IMH FINANCIAL CORPORATION

 (formerly known as IMH Secured Loan Fund, LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – LEASE COMMITMENTS - continued

As of December 31, 2011, future minimum lease payments under these lease agreements are as follows (in thousands):

Years ending	Amount
2012	796
2013	930
2014	962
2015	973
2016	984
Thereafter	502
Total	$5,147

NOTE 12 — INCOME TAXES

The consolidated statements of operations reflect income taxes for the year ended December 31, 2011 and for the period from the recapitalization of the Fund and acquisition of the Manager on June 18, 2010 through December 31, 2010. During the periods ended December 31, 2011 and 2010, the current and deferred tax provision for federal and state taxes was zero.

A reconciliation of the expected income tax expense/(benefit) at the statutory federal income tax rate of 35% to the Company’s actual provision for income taxes and the effective tax rate for the periods ended December 31, 2011 and 2010, respectively, is as follows (amounts in thousands):

	2011		2010
	Amount	%	Amount	%
Computed Tax Benefit at Federal Statutory Rate of 35%	$(12,318)	35.0%	$(40,964)	35.0%

Permanent Differences:
State Taxes, Net of Federal Benefit	(1,790)	5.1%	(4,395)	3.8%
Pre C-Corp Loss	-	0.0%	17,413	(14.9)%
Change of Entity Tax Status	-	0.0%	(106,779)	91.2%
Change in Valuation Allowance	17,454	(49.6)%	132,555	(113.3)%
Non-Deductible Offering Costs	(2,170)	6.2%	2,170	(1.9)%
Other Permanent Differences	(1,176)	3.3%	-	-

Provision (Benefit) for Income Taxes	$-	0.0%	$-	0.0%

Deferred income tax assets and liabilities result from differences between the timing of the recognition of assets and liabilities for financial reporting purposes and for income tax return purposes. These assets and liabilities are measured using the enacted tax rates and laws that are currently in effect. The significant components of deferred tax assets and liabilities in the consolidated balance sheets as of December 31, 2011 and 2010, respectively, were as follows (in thousands):

Deferred Tax Assets	2011	2010
Allowance for Credit Loss	$40,732	$84,626
Accrued Interest Receivable	1,582	3,361
Accrued Interest Payable	333	-
Impairment of Real Estate Owned	19,008	18,160
Capitalized Real Estate Costs	2,993	1,742
Stock Based Compensation	620	-
Loss Carryforward	84,739	24,666
Fixed Assets and Other	2	-
Total Deferred Tax Assets Before Valuation Allowance	150,009	132,555
Valuation Allowance	(150,009)	(132,555)

Total Deferred Tax Assets Net of Valuation Allowance	$-	$-

IMH FINANCIAL CORPORATION

 (formerly known as IMH Secured Loan Fund, LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 — INCOME TAXES - continued

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

The temporary differences that give rise to deferred tax assets and liabilities upon recapitalization of the Company were primarily related to the valuation allowance for loans held for sale and certain impairments of REO assets which are recorded on our books but deferred for tax reporting purposes. Because of the significant declines in the real estate markets in recent years, we have approximately $166 million of built-in unrealized tax losses in our portfolio of loans and REO assets and approximately $217 million of net operating loss carryforwards. The increase in our valuation allowance during the periods ended December 31, 2011 and 2010 was primarily a result of a continuation of net operating losses and the change in entity tax status.

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

As of December 31, 2011 and 2010, we had federal and state net operating loss carry forwards of approximately $216.7 million and $63.2 million, respectively, which will begin to expire in 2031 and 2016, respectively. In the event of a change in control, under Internal Revenue Code Section 382, the utilization of our existing net operating loss carryforwards and built in losses may be subject to limitation.

The Company has not identified any uncertain tax positions and does not believe it will have any material changes over the next 12 months.  Any interest and penalties accrued relating to uncertain tax positions will be recognized as a component of the income tax provision.  However, since there are no uncertain tax positions, we have not recorded any accrued interest or penalties.

The Company files corporate income tax returns in the U.S. federal and various state jurisdictions.  The Company is not subject to income tax examinations by tax authorities for periods prior to June 18, 2010.  The predecessor entities are subject to income tax examinations by federal tax authorities for the periods ended December 31, 2008 through June 18, 2010, and by state tax authorities from December 31, 2007 through June 18, 2010.

IMH FINANCIAL CORPORATION

 (formerly known as IMH Secured Loan Fund, LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 — STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE

Our capital structure consisted of the following at December 31, 2011 and 2010:

				December 31,
				2010	2011
		Conversion	Acquisition	Total Issued and	Total Issued and
	Authorized	of Fund	of Manager	Outstanding	Outstanding
Common Stock
Common Stock	150,208,500	-	-	-	50,000
Class B Common Stock:
Class B-1	4,023,400	3,811,342	-	3,811,342	3,811,342
Class B-2	4,023,400	3,811,342	-	3,811,342	3,811,342
Class B-3	8,165,700	7,632,355	88,700	7,721,055	7,735,169
Class B-4	781,644	-	627,579	627,579	627,579
Total Class B Common Stock	16,994,144	15,255,039	716,279	15,971,318	15,985,432
Class C Common Stock	15,803,212	838,448	-	838,448	838,448
Class D Common Stock	16,994,144	-	-	-	-
Total Common Stock	200,000,000	16,093,487	716,279	16,809,766	16,873,880

Preferred Stock	100,000,000	-	-	-	-

Total	300,000,000	16,093,487	716,279	16,809,766	16,873,880

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

Holders of Class B, C, and D Common Stock generally have the same relative powers and preferences as the common stockholders, except for certain transfer restrictions, as follows:

•	Class B Common Stock - The Class B common stock, which was issued in exchange for membership units of the Fund, the stock of the Manager or membership units of Holdings, is held by a custodian and divided into four separate series of Class B common stock. The Class B-1, B-2 and B-3 common stock are not eligible for conversion into common stock until, and subject to transfer restrictions that lapse upon, predetermined intervals of six, nine or 12 months following the earlier of (1) consummation of an initial public offering or (2) the 90th day following notice given by the board of directors not to pursue an initial public offering, in the case of each of the Class B-1, Class B-2 and Class B-3 common stock, respectively. If, at any time after the five-month anniversary of the consummation of an initial public offering, the closing price of IMH Financial Corporation’s common stock is greater than 125% of the offering price in an initial public offering for 20 consecutive trading days, all shares of Class B-1, Class B-2 and Class B-3 common stock will be convertible into shares of IMH Financial Corporation common stock that will not be subject to restrictions on transfer under the certificate of incorporation of IMH Financial Corporation. Each share of Class B-4 common stock shall be convertible to one share of Common Stock upon the four-year anniversary of the consummation of the Conversion Transactions. The transfer restrictions will terminate earlier if (1) any time after five months from the first day of trading on a national securities exchange, either the market capitalization (based on the closing price of IMH Financial Corporation common stock) or the book value of IMH Financial Corporation will have exceeded approximately $730.4 million (subject to upward adjustment by the amount of any net proceeds from new capital raised in an initial public offering or otherwise, and to downward adjustment by the amount of any dividends or distributions paid on membership units of the Fund or IMH Financial Corporation securities after the Conversion Transactions), or (2) after entering into an employment agreement approved by the compensation committee of IMH Financial Corporation, the holder of Class B common stock is terminated without cause, as this term is defined in their employment agreements as approved by the compensation committee of IMH Financial Corporation. In addition, unless IMH Financial Corporation has both (i) raised an aggregate of at least $50 million in one or more transactions through the issuance of new equity securities, new indebtedness with a maturity of no less than one year, or any combination thereof, and (ii) completed a listing on a national securities exchange, then, in the event of a liquidation of IMH Financial Corporation, no portion of the proceeds from the liquidation will be payable to the shares of Class B-4 common stock until such proceeds exceed approximately $730.4 million. All shares of Class B common stock automatically convert into Common Stock upon consummation of a change of control as defined in the certificate of incorporation. To provide additional incentive for holders of Class B common stock to remain longer-term investors, we agreed to pay, subject to the availability of legally distributable funds, a Special Dividend to Class B stockholders of $0.95 a share to all stockholders who have retained continuous ownership of their shares through the 12 month period following an initial public offering.

IMH FINANCIAL CORPORATION

 (formerly known as IMH Secured Loan Fund, LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 — STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE – continued

•	Class C Common Stock – There is one series of Class C common stock which is also held by the custodian and will either be redeemed for cash or converted into shares of Class B common stock. Following the consummation of an initial public offering, we may, in our sole discretion, use up to 30% of the net proceeds from the offering (up to an aggregate of $50 million) to effect a pro rata redemption of Class C common stock (based upon the number of shares of Class C common stock held by each stockholder) at the initial public offering price, less selling commissions and discounts paid or allowed to the underwriters in the initial public offering. It is expected that the amount the stockholders of Class C common stock will receive per share will be less than the amount of their original investment in the Fund per unit. Any shares of Class C common stock that are not so redeemed will automatically convert into shares of Class B common stock as follows: 25% of the outstanding shares of Class C common stock will convert into shares of Class B-1 common stock, 25% will convert into shares of Class B-2 common stock and 50% will convert into shares of Class B-3 common stock.

•	Class D Common Stock – If any holder of Class B common stock submits a notice of conversion to the custodian, but represents to the custodian that the holder has not complied with the applicable transfer restrictions, all shares of Class B common stock held by the holder will be automatically converted into Class D common stock and will not be entitled to the Special Dividend and will not be convertible into common stock until the 12-month anniversary of an IPO and, then, only if the holder submits a representation to the custodian that the applicable holder has complied with the applicable transfer restrictions in the 90 days prior to such representation and is not currently in violation. If any shares of Class B common stock owned by a particular holder are automatically converted into shares of Class D common stock, as discussed above, then each share of Class C common stock owned by the holder will convert into one share of Class D common stock.

•	Preferred Stock – To the fullest extent permitted under Delaware law, our board of directors is authorized by resolution to divide and issue shares of preferred stock in series and to fix the voting powers and any designations, preferences, and relative, participating, optional or other special rights of any series of preferred stock and any qualifications, limitations or restrictions of the series as are stated and expressed in the resolution or resolutions providing for the issue of the stock adopted by the board of directors. In connection with the convertible note transaction in June 2011, we reserved approximately 7.8 million shares of Class A Preferred Stock for NW Capital upon conversion of the note payable.

Subject to prevailing market conditions and regulatory approvals, we ultimately intend to conduct an IPO of our common stock and we contemplate that the shares of the common stock of IMH Financial Corporation will eventually become traded on a national stock exchange. However, we are unable to determine the timing of an IPO at this time. We do not plan to list the shares of the Class B, Class C or Class D common stock on any securities exchange or include the shares of Class B, Class C or Class D common stock in any automated quotation system, and no trading market for the shares of such classes of common stock is expected to develop.

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

IMH FINANCIAL CORPORATION

 (formerly known as IMH Secured Loan Fund, LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 — STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE – continued

In addition, the Conversion Transactions included the acquisition by IMH Financial Corporation of all of the outstanding equity interests in the Manager and Holdings (including shares issuable to participant’s in the Manager’s stock appreciation rights plan), in exchange for an aggregate of 895,750 shares of Class B-3 and B-4 common stock in IMH Financial Corporation, thereby making the Manager and Holdings wholly-owned subsidiaries of IMH Financial Corporation. This total included 781,643 shares issuable to Shane Albers (which were subsequently sold upon his resignation as discussed below) and William Meris in exchange for their equity interests in the Manager and Holdings of a separate series of Class B shares called Class B-4 common stock which is subject to transfer restrictions for a four-year period following the consummation of the Conversion Transactions, subject to release in certain circumstances. Moreover, holders of stock appreciation right units in the Manager had their stock appreciation right units cancelled in exchange for a portion of the 895,750 Class B shares being issued to or on behalf of the stockholders of the Manager and the members of Holdings in the Conversion Transactions. The number of Class B shares otherwise issuable to stock appreciation right recipients was reduced in lieu of payment by each stock appreciation right recipient of applicable cash withholding tax. The aggregate number of shares issuable to the owners of the Manager and Holdings was reduced by one share for each $20 of the net loss incurred by the Manager and Holdings through the closing date of June 18, 2010.  Based on a net loss of $3.5 million, the shares issued to the owners of the Manager and Holdings were reduced, on a pro rata basis by 176,554 shares. After the reduction for net loss, shares of Class B-4 common stock issued to the owners of the Manager and Holdings were 627,579. See Note 3 regarding the Conversion Transactions for additional information.

Resignation of Chief Executive Officer and Sale of Stock

In connection with the NW Capital loan, effective June 7, 2011, Shane C. Albers, our initial CEO and founder, resigned from his position pursuant to the terms of a Separation Agreement and General Release (“Separation Agreement”). William Meris, our President, has also assumed the role of CEO.

Pursuant to the terms of the Separation Agreement between Mr. Albers and us, dated as of April 20, 2011, Mr. Albers received severance of a lump-sum cash payment of $550,000. In addition, a separate one-time payment of $550,000 was paid for our continued use of the mortgage banker’s license, for which Mr. Albers is the responsible person under applicable law, until the earlier of one year or such time as we have procured a successor responsible person under the license. As of the date of this filing, an application for a new mortgage banker license in the name of one of our subsidiaries is pending with the Arizona Department of Financial Institutions, which we expect to be issued by May 2012.  Mr. Albers also received $20,000 per month for full time transitional consulting services for an initial three month term, which was terminated upon expiration of the initial term. Mr. Albers also received reimbursement for up to $170,000, payable in equal portions for 12 months, in respect of ongoing services provided to him by a former employee, and an additional $50,000 for reimbursement by us of legal, accounting and other expenses incurred by Mr. Albers in connection with the Separation Agreement. Finally, we have agreed to pay certain health and dental premiums and other benefits of Mr. Albers for one year following his separation. All amounts paid or payable under this arrangement have been expensed by us.

In connection with Mr. Albers’ resignation, we consented to the transfer of all of Mr. Albers’ holdings in the Company to an affiliate of NW Capital.  As a result, the affiliate acquired 1,423 shares of Class B-1 common stock, 1,423 shares of Class B-2 common stock, 2,849 shares of Class B-3 common stock and 313,789 shares of Class B-4 common stock for $8.02 per share.  Pursuant to the terms of the Separation Agreement, we deemed Mr. Albers’ resignation/separation to be “without cause,” and therefore the shares of Class B-4 common stock previously owned by Mr. Albers were no longer subject to the restrictions upon transfer applicable to Class B-4 common stock, but remain subject to all of the restrictions applicable to Class B-3 common stock as well as the additional dividend and liquidation subordination applicable to Class B-4 common stock. The amount by which the NW Capital affiliate paid in excess of the fair value of the common stock purchased resulted in our recording $1.2 million in current compensation expense in accordance with GAAP with the offsetting amount to be reported as a reduction in the associated debt’s interest expense over its corresponding term of five years using the effective interest method. This amount, net of related stock based compensation to the consultant described below, is reflected in the accompanying consolidated statement of cash flows as stock based compensation attributed to deferred financing costs.

IMH FINANCIAL CORPORATION

 (formerly known as IMH Secured Loan Fund, LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 — STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE – continued

Share-Based Compensation

During the year ended December 31, 2011, our Board of Directors approved the grants of 14,114 shares of Class B-3 common shares to an employee and 50,000 common shares to a consultant in connection with the closing of the NW Capital loan. The weighted average fair value of the awards as of the grant dates was $3.95 per share and was determined based upon a valuation analysis performed by an independent consultant. There were no contingencies with respect to the issuance of these common shares. Compensation expense related to the issuance of the common stock to the employee in the amount of $47,000 was recognized during the year ended December 31, 2011, and the fair value of the common stock related to the consultant in the amount of $0.2 million was capitalized to deferred financing costs.

On July 1, 2011, we granted 800,000 stock options to our executives, certain employees and certain consultants under our 2010 Stock Incentive Plan. As of December 31, 2011, there were 400,000 shares available for future grants. We accounted for the issuance of such options in accordance with applicable accounting guidance.

Stock options are reported based on the fair value of a share of the common stock, as determined by an independent consultant as our stock is not traded on an open exchange. The options have a contractual term of ten years. Certain stock option grants vest ratably on the first, second and third anniversaries of the date of grant, while other stock options vest ratably on a monthly basis over three years from the date of grant.

The fair value of each stock option award was estimated on the date of grant using the Black-Scholes valuation model. For employee options, we used the simplified method to estimate the period of time that options granted are expected to be outstanding. Expected volatility is based on the historical volatility of our peer companies’ stock for the length of time corresponding to the expected term of the option. The expected dividend yield is based on our historical and projected dividend payments. The risk-free interest rate is based on the U.S. treasury yield curve on the grant date for the expected term of the option. The following weighted-average assumptions were used in calculating the fair value of stock options granted as of and for the year ended December 31, 2011, using the Black-Scholes valuation model:

Weighted Average
Expected term of options (in years)	6.9
Expected volatility factor	90%
Expected dividend yield	2.7%
Risk-free interest rate	2.2%

A summary of stock option activity as of and for the period ended December 31, 2011, is presented below:

	Shares	Exercise Price Per Share (*)	Remaining Contractual Term (*) (in years)	Aggregate Intrinsic Value (in millions)

Outstanding at December 31, 2010	-	$-	-	$-
Granted	800,000	$9.58	9.5	$-
Exercised	-	$-	-	$-
Forfeited or expired	(23,333)	$-	-	$-

Outstanding at December 31, 2011	776,667

Exercisable at December 31, 2011	54,861

*Weighted-average

IMH FINANCIAL CORPORATION

 (formerly known as IMH Secured Loan Fund, LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 — STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE – continued

The weighted-average grant date fair value of options granted during the period ended December 31, 2011 was $2.51 per option for those options vesting annually and $2.47 for those options that vest monthly. Approximately 55,000 options vested and none were exercised during the period ended December 31, 2011. For options granted to non-employees, the options were deemed to have a fair value price of $2.33, a term of 10 years and volatility of 75%.

In connection with our reduction in force completed subsequent to December 31, 2011, we elected to accelerate partial vesting of options for certain employees based on years of service rendered. This resulted in an additional vesting of approximately 47,000 options and forfeiture of the remaining related approximate 23,000 options.

Net stock-based compensation expense relating to these options was $0.4 million for the period ended December 31, 2011, and there were no awards issued during the year ended 2010. We did not receive any cash from option exercises during the period ended December 31, 2011.

As of December 31, 2011, there was approximately $1.5 million of unrecognized compensation cost related to non-vested stock option compensation arrangements granted under the 2010 Stock Incentive Plan that is expected to be recognized as a charge to earnings over a weighted-average period of 2.5 years.

Net Loss Per Share

Basic net loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period, before giving effect to stock options or convertible securities outstanding, which are considered to be dilutive common stock equivalents.  Diluted net loss per common share is calculated based on the weighted average number of common and potentially dilutive shares outstanding during the period after giving effect to convertible preferred stock and stock options.   Due to the losses for the years ended December 31, 2011 and 2010, basic and diluted loss per common share were the same, as the effect of potentially dilutive securities would have been anti-dilutive. At December 31, 2011, the only potentially dilutive securities, not included in the diluted loss per share calculation, consisted of vested stock options and the NW Capital convertible note payable which is convertible into 5,219,207 shares of Series A Preferred Stock (subject to increase upon NW Capital’s deferral of accrued interest), which are ultimately convertible into the same number of shares of our common stock.  There were no other potentially dilutive securities at December 31, 2011 or 2010.

Dividends and Distributions

We declared dividends of $0.03 per share to holders of record of our common stock for each of the quarters ended June 30, 2011, September 30, 2011 and December 31, 2011 and no dividends were paid during 2010. We have not established a minimum distribution level and we may not be able to make any distributions at all. In addition, some of our distributions may include a return of capital. All distributions will be made at the discretion of our board of directors and will depend on our earnings, our financial condition and other such factors as our board of directors may deem relevant from time to time, subject to the availability of legally available funds.

Moreover, under the provisions of the NW Capital loan, generally, no dividend may be paid on the common stock during any fiscal year unless all accrued dividends on the Series A preferred stock have been paid in full. However, the lender has agreed to allow the payment of dividends to common stockholders for up to the first eight quarters following the loan closing in an annual amount of up to 1% of the net book value of the Company’s common stock as of the immediately preceding December 31.

IMH FINANCIAL CORPORATION

 (formerly known as IMH Secured Loan Fund, LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 — COMMITMENTS AND CONTINGENCIES

Contractual Agreements

New World Realty Advisors, LLC

Effective March 2011, we entered into an agreement with New World Realty Advisors, LLC (“NWRA”) to provide certain consulting and advisory services in connection with the development and implementation of an interim recovery and workout plan and long-term strategic growth plan for us.  The key provisions of the agreement include a diagnostic review of the Company and its existing REO assets and loan portfolio, development and implementation of specific workout strategies for such assets, the development and implementation of a new investment strategy, and, when warranted, an assessment of the Company’s capital market alternatives. The agreement shall remain in effect for four years and may be extended for an additional three years.

Fees under this agreement include a non-contingent monthly fee of $125,000 and a success fee component, plus out-of-pocket expenses. The success fee includes a capital advisory fee and associated right of first offer to provide advisory services (subject to separate agreement), a development fee and associated right of first offer to serve as developer (subject to separate agreement), an origination fee equal to 1% of the total amount or gross purchase price of any loans made or asset acquired identified or underwritten by NWRA and a legacy asset performance fee equal to 10% of the positive difference between realized gross recovery value and 110% of the December 31, 2010 carrying value, calculated on a per REO or loan basis.  No offsets between positive and negative differences are allowed.

During the year ended December 31, 2011, NWRA earned total fees of approximately $1.5 million under this consulting agreement. This balance is comprised of $1.3 million in base asset management fees which is included in professional fees in the accompanying consolidated statement of operations, and $0.2 million in legacy asset fees which is included in loss/(gain) on disposal of assets in the accompanying consolidated statement of operations.

Avion Holdings, LLC

Prior to our engagement of NWRA, we engaged the services of Avion Holdings, LLC (“Avion”) to provide asset management services, including to manage the activities of any projects acquired through foreclosure or by other means and to assist in the determination of the specific asset disposition strategies.  The consulting firm received approximately $0.1 million per month for its services. During the years ended December 31, 2011, 2010 and 2009, Avion earned fees totaling $0.2 million, $1.3 million and $0.4 million, respectively. Avion resigned as our asset manager effective April 2011.

ITH Partners, LLC

We entered into a consulting agreement with ITH Partners, LLC (“ITH Partners”) in April 2011, in which we engaged ITH Partners to provide various consulting services, including assistance in strategic and business development matters; performing diligence and analytical work with respect to our asset portfolio; assisting in prospective asset purchases and sales; advising us with respect to the work of our valuation consultants; interfacing with various parties on our behalf; advising us with respect to liquidity strategies, including debt and equity financing alternatives; advising us regarding the selection of an independent board of directors and committees thereof; advising us with respect to liability insurance and directors and officers insurance; and providing other advice to us from time to time as requested by us. The initial term of the consulting agreement is four years and is automatically renewable for three more years unless terminated. In the event of non-renewal of the consulting agreement or termination without cause, ITH Partners will be entitled to (i) a lump sum payment equal to two times the average annual base consulting fees in the year of the event and the prior two years, and (ii) accelerated vesting of all outstanding equity awards.

The total annual base consulting fee equals $0.8 million plus various other fees, described below, based on certain milestones achieved or other occurrences. During the year ended December 31, 2011, we incurred $0.5 million of expense under this arrangement, which is included in professional fees in the accompanying statement of operations.

IMH FINANCIAL CORPORATION

 (formerly known as IMH Secured Loan Fund, LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 — COMMITMENTS AND CONTINGENCIES - continued

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

Stock Options. Additionally, on July 1, 2011, ITH Partners was granted options to purchase 150,000 shares of our common stock within 10 years of the grant date at an exercise price per share of $9.58, the conversion price of the NW Capital convertible loan, with vesting to occur in equal monthly installments over a 36 month period beginning August 2011. Approximately $49,000 was recorded under this provision during the year ended December 31, 2011, which is included in professional fees in the accompanying consolidated statement of operations.

Legacy Asset Performance Fee.   ITH Partners is entitled to a legacy asset performance fee equal to 3% of the positive difference derived by subtracting (i) 110% of our December 31, 2010 valuation mark (the “Base Mark”) of any asset then owned by us from the (ii) the gross sales proceeds, if any, from sales of any legacy asset (on a legacy asset by asset basis without any offset for losses realized on any individual asset sales). We recorded $0.1 million of fees under this provision during the year ended December 31, 2011, which is included in loss/(gain) on disposal of assets in the accompanying consolidated statement of operations.

Juniper Capital Partners, LLC

We entered into a consulting agreement with Juniper Capital Partners, LLC (“Juniper Capital”), an affiliate of NW Capital, dated June 7, 2011, pursuant to which we engaged Juniper Capital to perform a variety of consulting services to us. Juniper Capital’s services include assisting us with certain with strategic and business development matters, advising us with respect to the formation, structuring, business planning and capitalization of various special purpose entities, and advising us with respect to leveraging our relationships to access market opportunities, as well as strategic partnering opportunities. The initial term of the consulting agreement is four years and is automatically renewable for three more years unless terminated. The annual consulting fee expense under this agreement is $0.3 million. During the year ended December 31, 2011, we incurred $0.2 million under this agreement, which is included in professional fees in the accompanying statement of operations.

Undisbursed loans-in-process and interest reserves

Undisbursed loans-in-process and interest reserves generally represent the unaccompanied portion of construction loans pending completion of additional construction, and interest reserves for all or part of the loans’ terms. As of December 31, 2011 and 2010, undisbursed loans-in-process and interest reserves balances were as follows:

	December 31, 2011		December 31, 2010
	Loans Held		Loans Held
	for Sale	Total	for Sale	Total
Undispersed Loans-in-Process per
Note Agreement	$26,527	$26,527	$56,094	$56,094
Less: amounts not to be funded	(24,827)	(24,827)	(44,626)	(44,626)
Undispersed Loans-in-Process per
Financial Statements	$1,700	$1,700	$11,468	$11,468

IMH FINANCIAL CORPORATION

 (formerly known as IMH Secured Loan Fund, LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 — COMMITMENTS AND CONTINGENCIES - continued

A breakdown of loans-in-process expected to be funded is presented below:

	December 31,	December 31,
Loans-in-Process Allocation:	2011	2010
Unfunded Interest Reserves	$-	$6,034
Construction/Operations Commitments	-	2,466
Reserve for Protective Advances	-	1,268
Real Estate Taxes	1,700	1,700
Total Loan-in-Process	$1,700	$11,468

While the contractual amount of unfunded loans-in-process and interest reserves totaled $26.5 million and $56.1 million at December 31, 2011 and 2010, respectively, we estimate that we will fund approximately $1.7 million subsequent to December 31, 2011. Of the $1.7 million expected to be funded, all of which relates to real estate tax reserves on one loan. The difference of $24.8 million, which is not expected to be funded, relates to loans that are in default, loans that have been modified to lower the funding amount and loans whose funding is contingent on various project milestones, many of which have not been met to date and are not expected to be met given current economic conditions. Accordingly, these amounts are not reflected as funding obligations in the accompanying financial statements. We may be required to fund additional protective advances for other loans in our portfolio but such amounts, if any, are not required under the loan terms and are not determinable at this time.

Legal Matters

We may be a party to litigation as the plaintiff or defendant in the ordinary course of business in connection with loans that go into default, or for other reasons, including, without limitation, claims or judicial actions relating to the Conversion Transactions. While various asserted and unasserted claims exist, resolution of these matters cannot be predicted with certainty and, we believe, based upon currently available information, that the final outcome of such matters will not have a material adverse effect, if any, on our results of operations or financial condition.

As we have previously reported, various disputes have arisen relating to the consent solicitation/prospectus used in connection with seeking member approval of the Conversion Transactions. Three proposed class action lawsuits were subsequently filed in the Delaware Court of Chancery (on May 26, 2010, June 15, 2010 and June 17, 2010) against us and certain affiliated individuals and entities. The May 26 and June 15, 2010 lawsuits contain similar allegations, claiming, in general, that fiduciary duties owed to Fund members and to the Fund were breached because, among other things, the Conversion Transactions were unfair to Fund members, constituted self-dealing and because the information provided about the Conversion Transactions and related disclosures was false and misleading. The June 17, 2010 lawsuit focuses on whether the Conversion Transactions constitute a “roll up” transaction under the Fund’s operating agreement, and seeks damages for breach of the operating agreement. We and our affiliated co-defendants dispute these claims and have vigorously defended ourselves in these actions.

As we previously reported, an action also was filed on June 14, 2010 in the Delaware Court of Chancery against us and certain affiliated individuals and entities by Fund members Ronald Tucek and Cliff Ratliff and LGM Capital Partners, LLC (also known as The Committee to Protect IMH Secured Loan Fund, LLC). This lawsuit claims that certain fiduciary duties owed to Fund members and to the Fund were breached during the proxy solicitation for the Conversion Transactions.  As described below, these claims were consolidated into the putative class action lawsuit captioned In re IMH Secured Loan Fund Unitholders Litigation pending in the Court of Chancery in the State of Delaware against us, certain affiliated and predecessor entities, and certain former and current of our officers and directors, (“Litigation”) as Count Six wherein they alleged a unique remedy for proxy expenses. On or about February 22, 2012, we entered into an agreement in principle with LGM Capital Partners, LLC to resolve its claims set forth in Count Six of the Litigation for an amount of $75,000 and a full and final release of all of its claims.

IMH FINANCIAL CORPORATION

 (formerly known as IMH Secured Loan Fund, LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 — COMMITMENTS AND CONTINGENCIES - continued

As previously reported, the parties in the four above-referenced actions were ordered to consolidate the four actions for all purposes by the Delaware Court of Chancery, which also ordered that a consolidated complaint be filed, to be followed by consolidated discovery, and designated the plaintiffs’ counsel from the May 25, 2010 and June 17, 2010 lawsuits as co-lead plaintiffs’ counsel. The consolidated class action complaint was filed on December 17, 2010. After defendants filed a motion to dismiss that complaint, the Chancery Court ordered plaintiffs to file an amended complaint. On July 15, 2011, plaintiffs filed a new amended complaint entitled “Amended and Supplemental Consolidated Class Action Complaint” (“ACC”). On August 29, 2011, defendants filed a Motion to Dismiss in Part the ACC. Plaintiffs filed their brief in opposition on September 28, 2011 and defendants filed their reply brief on November 2, 2011. Oral argument on our motion to dismiss was scheduled to take place on February 13, 2012. We and our affiliated co-defendants dispute the claims in this lawsuit and have vigorously defended ourselves in that litigation.

On January 31, 2012, we reached a tentative settlement in principle to resolve all claims asserted by the plaintiffs in the Litigation, including the ACC, other than the claims of one plaintiff. The tentative settlement in principle, memorialized in a Memorandum of Understanding (“MOU”) previously filed with our 8-K dated February 6, 2012, is subject to certain class certification conditions, confirmatory discovery and final court approval (including a fairness hearing). The MOU contemplates a full release and settlement of all claims, other than the claims of the one non-settling plaintiff, against us and the other defendants in connection with the claims made in the Litigation. The following are some of the key elements of the tentative settlement:

•	we will offer $20.0 million of 4% five-year subordinated notes to members of the Class in exchange for 2,493,765 shares of IMH common stock at an exchange rate of $8.02 per share;
•	we will offer to Class members that are accredited investors $10.0 million of convertible notes with the same financial terms as the convertible notes previously issued to NW Capital;
•	we will deposit $1.6 million in cash into a settlement escrow account (less $0.23 million to be held in a reserve escrow account that is available for use by us to fund our defense costs for other unresolved litigation) which will be distributed (after payment of notice and administration costs and any amounts awarded by the Court for attorneys' fees and expense) to Class members in proportion to the number of our shares held by them as of June 23, 2010;
•	we will enact certain agreed upon corporate governance enhancements, including the appointment of two independent directors to our board of directors upon satisfaction of certain conditions (but in no event prior to December 31, 2012) and the establishment of a five-person investor advisory committee (which may not be dissolved until such time as we have established a seven-member board of directors with at least a majority of independent directors); and

•	provides additional restrictions on the future sale or redemption of our common stock held by certain of our executive officers.

We have vigorously denied, and continue to vigorously deny, that we have committed any violation of law or engaged in any of the wrongful acts that were alleged in the Litigation, but we believe it is in our best interests and the interests of our stockholders to eliminate the burden and expense of further litigation and to put the claims that were or could have been asserted to rest.  As of December 31, 2011, we have accrued the cash payment required of $1.6 million, net of related anticipated insurance proceeds.

There can be no assurance that the court will approve the tentative settlement in principle. Further, the judicial process to ultimately settle this action is estimated to take a minimum of six to nine months or longer. If not approved, the tentative settlement as outlined in the MOU may be terminated and we will continue to vigorously defend this action.

As previously reported, on December 29, 2010, an action was filed in the Superior Court of Arizona, Maricopa County, by purported Fund members David Kurtz, David L. Kurtz, P.C., Lee Holland, William Kurtz, and Suzanne Sullivan against us and certain affiliated individuals and entities. The plaintiffs made numerous allegations against the defendants in that action, including allegations that fiduciary duties owed to Fund members and to the Fund were breached because the Conversion Transactions were unfair to Fund members, constituted self-dealing, and because information provided about the

IMH FINANCIAL CORPORATION

 (formerly known as IMH Secured Loan Fund, LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 — COMMITMENTS AND CONTINGENCIES - continued

Conversion Transactions and related disclosures was false and misleading. In addition, the plaintiffs alleged that the Fund wrongfully rejected the defendants’ books and records requests, defamed David Kurtz, and wrongfully brought a civil action related to the Conversion Transactions. The plaintiffs seek the return of their original investments in the Fund, damages for defamation and invasion of privacy, punitive damages, and their attorneys’ fees and costs.  Defendants filed a motion to stay this lawsuit in favor of the consolidated action pending in Delaware.  As previously reported, the Court granted defendants’ motion to stay and stayed this action pending the outcome of the above-referenced consolidated action pending in the Delaware Court of Chancery.  Plaintiffs’ motion for reconsideration of the Court’s denial of their motion to stay was denied by the Court on September 19, 2011, reaffirming the stay of this case pending the outcome of the Delaware litigation.   We dispute plaintiffs’ allegations and we intend to defend ourselves vigorously against these claims if this action is recommenced. The pending settlement in the Delaware Litigation described in the MOU should dispose of some of the Kurtz claims, but various other claims will remain.  The dismissed claims will streamline the litigation but will not necessarily reduce the amount of damages being claimed by Kurtz.

On September 29, 2011, an action was filed in the 268th Judicial District Court of Fort Bend County, Texas by Atrium Medical Centers LP, against us and affiliated named entities. The plaintiff is a tenant in one of our rental properties and alleged loss of profit and cost of delay in performance concerning certain maintenance and repairs at the rental property. On March 1, 2012, we entered into a settlement agreement with the tenant, the key terms of which included the plaintiff/tenant entering into a new lease in exchange for rental concessions from the Company.

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

IMH FINANCIAL CORPORATION

 (formerly known as IMH Secured Loan Fund, LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 — SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Selected quarterly results of operations and other financial information for the four quarters ended December 31, 2011 and 2010 follows:

	2011
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
REVENUE
Total Revenue	$1,024	$881	$948	$880	$3,733
EXPENSES
Total Operating Expenses	6,429	9,230	9,906	10,834	36,399
Provision for Credit Losses	-	(3,000)	4,000	-	1,000
Impairment Charge	-	1,529	-	-	1,529
Total Expenses	6,429	7,759	13,906	10,834	38,928
Net Loss	$(5,405)	$(6,878)	$(12,958)	$(9,954)	$(35,195)

Net Loss per Share	$(0.32)	$(0.41)	$(0.77)	$(0.59)	$(2.09)

Weighted Average Shares Outstanding for Period	16,809,766	16,832,778	16,873,880	16,873,880	16,850,504

Earnings (Loss) Components:
Distributed	$-	$(506)	$(506)	$(506)	$(1,518)
Reinvested	-	-	-	-	-
Distributed or Reinvested	-	(506)	(506)	(506)	(1,518)
Retained	(5,405)	(6,372)	(12,452)	(9,448)	(33,677)
Net Loss	$(5,405)	$(6,878)	$(12,958)	$(9,954)	$(35,195)

Loss per Weighted Average Units Outstanding, by Component
Distributed or reinvested	$-	$(0.03)	$(0.03)	$(0.03)	$(0.09)
Accumulated Deficit	(0.32)	(0.38)	(0.74)	(0.56)	(2.00)
	$(0.32)	$(0.41)	$(0.77)	$(0.59)	$(2.09)

IMH FINANCIAL CORPORATION

 (formerly known as IMH Secured Loan Fund, LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 — SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED) – continued

	2010
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
REVENUE
Total Revenue	$1,008	$935	$840	973	$3,756
EXPENSES
Total Operating Expenses	3,860	4,594	12,292	5,740	26,486
Provision for Credit Losses	-	27,550	6,830	13,074	47,454
Impairment Charge	-	10,985	2,236	33,635	46,856
Total Expenses	3,860	43,129	21,358	52,449	120,796
Net Loss	$(2,852)	$(42,194)	$(20,518)	$(51,476)	$(117,040)

Net Loss per Share	$(0.18)	$(2.62)	$(1.22)	$(3.06)	$(7.05)

Weighted Average Shares Outstanding for Period	16,093,487	16,093,487	16,809,766	16,809,766	16,591,687

Earnings (Loss) Components:
Distributed	$-	$-	$-	$-	$-
Reinvested	-	-	-	-	-
Distributed or Reinvested	-	-	-	-	-
Retained	(2,852)	(42,194)	(20,518)	(51,476)	(117,040)
Net Loss	$(2,852)	$(42,194)	$(20,518)	$(51,476)	$(117,040)

Loss per Weighted Average Units Outstanding, by Component
Distributed or reinvested	$-	$-	$-	$-	$-
Retained Earnings	(0.18)	(2.62)	(1.22)	(3.06)	(7.05)
	$(0.18)	$(2.62)	$(1.22)	$(3.06)	$(7.05)

The average of each quarter’s weighted average shares outstanding does not necessarily equal the weighted average shares outstanding for the year and, therefore, individual quarterly weighted earnings per share do not equal the annual amount.

IMH FINANCIAL CORPORATION

 (formerly known as IMH Secured Loan Fund, LLC)

SCHEDULE II — Valuation and Qualifying Accounts

As of December 31, 2011 (in thousands)

Description	Balance at Beginning of Year	Charged to Costs and Expenses		Transferred to Other Accounts	Collected/ Recovered	Balance at End of Year
Valuation Allowance	$294,140	$1,000	(1)	$(153,453)	$—	$141,687

(1)	We revised our valuation allowance based on our evaluation of our mortgage loan portfolio for the year ended December 31, 2011.

(2)	The amount listed in the column heading “Transferred to Other Accounts” in the preceding table represents net charge offs during the year ended December 31, 2011, which were transferred to a real estate owned status at the date of foreclosure of the related loans or were recognized upon sale of the related loan.

