Form 10-Q
period 2012-03-31
IMH Financial Corp
filed 2012-05-15
CIK 1397403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended March 31, 2012

or

☐ Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______ to _______

Commission File number 000-52611

IMH FinanciaL corporation

(Exact name of registrant as specified in its charter)

Delaware	27-1537126
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification Number)
organization)

7001 N. Scottsdale Rd #2050

Scottsdale, Arizona, 85253

(Address of principal executive offices and zip code)

(480) 840-8400

(Registrant’s telephone number, including area code)

4900 N. Scottsdale Rd #5000

Scottsdale, Arizona, 85251

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

The registrant had 50,000 shares of Common Stock, 3,811,342 shares of Class B-1 Common Stock, 3,811,342 shares of Class B-2 Common Stock, 7,735,169 shares of Class B-3 Common Stock, 627,579 shares of Class B-4 Common Stock and 838,448 shares of Class C Common Stock, which were collectively convertible into 16,873,880 outstanding common shares as of May 15, 2012.

IMH FINANCIAL CORPORATION

QUARTERLY REPORT ON FORM 10-Q

INDEX

PART I - FINANCIAL INFORMATION

PART I

FINANCIAL INFORMATION

Item 1.          Financial Statements.

IMH FINANCIAL CORPORATION

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	March 31,	December 31,
	2012	2011(1)
	(unaudited)
ASSETS
Cash and Cash Equivalents	$20,305	$21,322
Mortgage Loans Held for Sale, Net	99,205	103,503
Accrued Interest Receivable	4,714	4,683
Other Receivables	2,529	5,423
Real Estate Acquired through Foreclosure Held for Sale	28,016	30,945
Real Estate Acquired through Foreclosure Held for Development	49,564	44,920
Deferred Financing Costs, Net	5,701	6,004
Other Assets	3,905	2,903
Operating Properties Acquired through Foreclosure	21,703	19,611
Property and Equipment, Net	449	1,013

Total Assets	$236,091	$240,327

LIABILITIES
Accounts Payable and Accrued Expenses	$6,843	$7,183
Accrued Property Taxes	7,493	5,308
Dividends Payable	400	506
Notes Payable, Net of Discount	4,855	4,712
Accrued Interest Payable	1,642	425
Liabilities of Assets Held for Sale	753	591
Tenant Deposits and Funds Held for Others	238	744
Convertible Notes Payable, Net of Discount	46,315	45,155
Exit Fee Payable	10,448	10,448

Total Liabilities	78,987	75,072

Commitments and Contingent Liabilities

STOCKHOLDERS' EQUITY
Common stock, $.01 par value; 200,000,000 shares authorized; 16,873,880 shares outstanding at March 31, 2012 and December 31, 2011	170	170
Preferred stock, $.01 par value; 100,000,000 shares authorized; none outstanding	-	-
Paid-in Capital	725,576	725,835
Accumulated Deficit	(568,642)	(560,750)
Total Stockholders' Equity	157,104	165,255

Total Liabilities and Stockholders' Equity	$236,091	$240,327

(1)	The condensed consolidated balance sheet as of December 31, 2011 has been derived from the audited consolidated financial statements included in the Company’s annual report on Form 10-K.

The accompanying notes are an integral part of these statements

IMH FINANCIAL CORPORATION

Unaudited Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2012	2011

REVENUE:
Mortgage Loan Income, Net	$285	$353
Rental Income	429	488
Investment and Other Income	552	183

Total Revenue	1,266	1,024

COSTS AND EXPENSES:
Property Taxes for Real Estate Owned	698	840
Other Operating Expenses for Real Estate Owned	794	829
Professional Fees	1,861	1,214
Default and Enforcement Related Expenses	201	238
General and Administrative Expenses	1,502	1,614
Organizational and Offering Costs	-	537
Interest Expense	3,251	778
Depreciation and Amortization Expense	928	453
Gain on Disposal of Assets	(77)	(74)

Total Costs and Expenses	9,158	6,429

Loss before income taxes	(7,892)	(5,405)

Provision for Income Taxes	-	-

NET LOSS	$(7,892)	$(5,405)

Basic loss per common share
Net Loss per Share	$(0.47)	$(0.32)
Weighted Average Common Shares Outstanding	16,873,880	16,809,766

The accompanying notes are an integral part of these statements

IMH FINANCIAL CORPORATION

Unaudited Condensed Consolidated Statement of Stockholders’ Equity

Three Months Ended March 31, 2012

(Dollars in thousands)

					Total
	Common Stock			Accumulated	Stockholders'
	Shares	Amount	Paid-in Capital	Deficit	Equity

Balances at December 31, 2011	16,873,880	$170	$725,835	$(560,750)	$165,255

Net Loss - Three Months Ended March 31, 2012	-	-	-	(7,892)	(7,892)
Dividends Declared	-	-	(400)	-	(400)
Stock-Based Compensation	-	-	141	-	141

Balances at March 31, 2012 (unaudited)	16,873,880	$170	$725,576	$(568,642)	$157,104

The accompanying notes are an integral part of these statements

IMH FINANCIAL CORPORATION

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands)

	Three Months Ended March 31,
	2012	2011

CASH FLOWS - OPERATING ACTIVITIES
Net Loss	$(7,892)	$(5,405)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-Based Compensation	141	-
Gain on Disposal of Assets	(77)	(74)
Amortization of Deferred Financing Costs	303	-
Depreciation and Amortization Expense	928	453
Accretion of Discount on Notes Payable	619	127
Increase (decrease) in cash resulting from changes in:
Accrued Interest Receivable	(62)	(477)
Other Receivables	2,881	1,717
Other Assets	(1,081)	(1,319)
Accrued Property Taxes	69	312
Accounts Payable and Accrued Expenses	(414)	706
Accrued Interest Payable	1,901	-
Liabilities of Assets Held for Sale	105	(147)
Tenant Deposits and Funds Held for Others	(506)	(8)

Total adjustments	4,807	1,290

Net cash used in operating activities	(3,085)	(4,115)

CASH FLOWS - INVESTING ACTIVITIES
Proceeds from Sale/Recovery of Real Estate Owned	902	818
Purchases of Property and Equipment	-	(4)
Mortgage Loan Fundings and Protective Advances	(208)	(555)
Mortgage Loan Repayments	2,000	3,018
Investment in Real Estate Owned	(120)	(432)
Net cash provided by investing activities	2,574	2,845

CASH FLOWS - FINANCING ACTIVITIES
Proceeds from Notes Payable	-	1,500
Repayments of Notes Payable	-	(302)
Dividends Paid	(506)	-
Net cash provided by (used in) financing activities	(506)	1,198

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,017)	(72)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	21,322	831

CASH AND CASH EQUIVALENTS, END OF PERIOD	$20,305	$759

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$428	$374
Real Estate Acquired Through Foreclosure	$8,377	$8,467
Accrued Interest added to Notes Payable Principal	$684	$127

The accompanying notes are an integral part of these statements

IMH FINANCIAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

NOTE 1- BUSINESS, BASIS OF PRESENTATION AND LIQUIDITY

Business

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

Basis of Presentation

The accompanying unaudited, condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for a complete set of financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the results for the periods presented have been made. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2012. These condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended December 31, 2011.

The accompanying unaudited condensed consolidated financial statements include the accounts of IMH Financial Corporation and the following wholly-owned operating subsidiaries: Investor’s Mortgage Holdings, Inc., an Arizona corporation, Investors Mortgage Holdings California, Inc., a California corporation, IMH Holdings, LLC, or “Holdings”, a Delaware limited liability corporation, and various other wholly owned subsidiaries established in connection with the acquisition of real estate either through foreclosure or purchase.  Holdings is a holding company for two wholly-owned subsidiaries: IMH Management Services, LLC, an Arizona limited liability company, and SWI Management, LLC, an Arizona limited liability company. IMH Management Services, LLC provides us and our affiliates with human resources and administrative services, including the supply of employees, and SWI Management, LLC, or “SWIM”, acts as the manager for the Strategic Wealth & Income Company, LLC, or the SWI Fund. In addition, during the year ended December 31, 2011, we formed a new wholly-owned subsidiary, INFINET Financial Group, LLC (“Infinet”), to undertake an exploratory business venture to capitalize on our extensive network of broker-dealer relationships. Effective December 31, 2011, management elected to abandon the exploratory business venture. All significant intercompany accounts and transactions have been eliminated in consolidation.

Liquidity

As of March 31, 2012, our accumulated deficit aggregated $568.6 million primarily as a result of previous provisions for credit losses recorded relating to the change in the fair value of the collateral securing our loan portfolio and impairment charges relating to the value of real estate owned assets acquired primarily through foreclosure, as well as on-going net operating losses in recent periods resulting from the lack of income-producing assets. As a result of the erosion of the U.S. and global real estate and credit markets, we continue to experience loan defaults and foreclosures on our mortgage loans. In addition, we have found it necessary to modify certain loans, which have resulted in extended maturities of two years or longer and we believe may need to modify additional loans in an effort to, among other things, protect our collateral.

IMH FINANCIAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

NOTE 1- BUSINESS, BASIS OF PRESENTATION AND LIQUIDITY - (continued)

In June 2011, we entered into and closed funding of a $50.0 million senior secured convertible loan with NWRA Ventures I, LLC (“NW Capital”), which has provided us with working capital and funding for our general business needs. To supplement this financing and in order to implement our business strategy, our liquidity plan includes selling whole loans or participating interests in loans and selling certain of our real estate owned assets. As of March 31, 2012, our entire loan portfolio with an aggregate carrying value of $99.2 million is held for sale. In addition, as of March 31, 2012, real estate owned (“REO”) projects with a carrying value totaling $28.0 million were being actively marketed for sale. During the three months ended March 31, 2012, we sold certain loans and REO assets and collected other recoveries generating approximately $0.9 million in cash. We also received $2.0 million in loan paydowns during the three months ended March 31, 2012. At March 31, 2012, we had cash and cash equivalents of $20.3 million.

While we were successful in securing $50.0 million from the NW Capital loan to provide adequate funding for working capital purposes, there is no assurance that we will be successful in selling existing real estate assets in a timely manner or in obtaining additional financing, if needed, to sufficiently fund future operations or to implement our investment strategy. Further, each sale requires the approval of NW Capital.  Our failure to generate sustainable earning assets and successfully liquidate a sufficient number of our loans and real estate assets, including receiving approval from our lender of such liquidations, may have a further material adverse effect on our business, results of operations and financial position.

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES

Our unaudited condensed consolidated financial statements and accompanying notes are prepared in accordance with GAAP. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. Critical accounting policies for us include revenue recognition, valuation and classification of loans and REO assets, contingencies, accretion of income for loans purchased at discount, income taxes and stock-based compensation. Actual results could materially differ from those estimates.

Our significant accounting policies are disclosed in our previously filed Annual Report on Form 10-K for the fiscal year ended December 31, 2011.  During the three months ended March 31, 2012, there were no material changes in our significant accounting policies, except as described below.

Segment Reporting

Our operations are organized and managed according to a number of factors, including product categories and geographic locations. As our business has evolved from that of a lender to an owner and operator of various types of real properties, our reportable segments have also changed in order to more effectively manage and assess operating performance. As permitted under Accounting Standards Codification (“ASC”) Topic 280 (“ASC 280”), “Segment Reporting,” certain operations have been aggregated into operating segments having similar economic characteristics and products. Accordingly, in the first quarter of 2012, we changed the composition of the Company’s reportable segments based on the products and services offered and management’s intent for such assets to include the following: Mortgage and REO-Legacy Portfolio and Other Operations, Commercial Real Estate Leasing Operations, Hospitality and Entertainment Operations, and Corporate and Other, as described in Note 9 of these financial statements.

Reclassifications

Certain 2011 amounts have been reclassified to conform to the 2012 financial statement presentation.

IMH FINANCIAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

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

Comprehensive Income

In June 2011, the FASB updated the accounting standards related to the presentation of comprehensive income. The standard requires entities to present all nonowner changes in stockholders’ equity either in a single continuous statement of comprehensive income or in two separate but consecutive statements. A subsequent ASU modified the effective date of certain provisions concerning whether it is necessary to require entities to present reclassification adjustments by component in both the statement where net income is presented and the statement where other comprehensive income is presented for both interim and annual financial statements, reverting to earlier guidance until the board completes its deliberations on the requested changes. The ASU, as modified, became effective for fiscal periods beginning after December 15, 2011. The standard is to be applied retrospectively. The adoption of the standard did not impact the Company’s consolidated financial condition and results of operations since we do not have any items giving rise to other comprehensive income (loss).

Fair Value

In May 2011, the FASB updated the accounting standards related to fair value measurement and disclosure requirements. The standard requires entities, for assets and liabilities measured at fair value in the statement of financial position which are Level 3 fair value measurements, to disclose quantitative information about unobservable inputs and assumptions used in the measurements, a description of the valuation processes in place, and a qualitative discussion about the sensitivity of the measurements to changes in unobservable inputs and interrelationships between those inputs if a change in those inputs would result in a significantly different fair value measurement. In addition, the standard requires disclosure of fair value by level within the fair value hierarchy for each class of assets and liabilities not measured at fair value in the statement of financial position but for which the fair value is disclosed. The standard is effective for interim and annual periods beginning on or after December 15, 2011. The adoption of the standard did not have a material impact on the Company’s fair value disclosures.

NOTE 3 – MORTGAGE INVESTMENTS, LOAN PARTICIPATIONS AND LOAN SALES

Lien Priority

Except in limited circumstances, our mortgage loans are collateralized by first deeds of trust (mortgages) on real property and generally include a personal guarantee by the principals of the borrower and, often times, the loans are secured by additional collateral. However, as of March 31, 2012, there were outstanding third-party loans totaling $20.4 million secured by a portion of our collateral that were superior to our lien position on two of our loans with outstanding principal balances totaling $122.6 million. Subsequent to March 31, 2012, we paid off one of the senior liens in the amount of $1.2 million, which was treated as a protective advance under the loan.

IMH FINANCIAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

NOTE 3 – MORTGAGE INVESTMENTS, LOAN PARTICIPATIONS AND LOAN SALES – (continued)

Lending Activities

Given the non-performing status of the majority of the loan portfolio, there has been limited loan activity during the three months ended March 31, 2012. During the three months ended March 31, 2012, we originated only one loan in the amount of $3.5 million relating to the financing of a portion of the sale of a REO asset.  At March 31, 2012, the average principal balance for our 16 loans was $13.2 million, as compared to $11.7 million for our 21 loans at December 31, 2011. A roll-forward of loan activity during the three months ended March 31, 2012 is as follows (in thousands):

	Principal	Valuation	Carrying
	Outstanding	Allowance	Value
Balances - December 31, 2011	$245,190	$(141,687)	$103,503
Additions:
Principal fundings - cash	208	-	208
Principal fundings - asset sale financing	3,500	-	3,500
Reductions:
Principal repayments	(2,000)	-	(2,000)
Valuation reduction - loan recovery	-	(15)	(15)
Foreclosures/transfers to Real Estate Owned	(35,912)	29,921	(5,991)
Balances - March 31, 2012	$210,986	$(111,781)	$99,205

As of March 31, 2012, we had three performing loans with an average outstanding principal balance of $2.9 million and a weighted average interest rate of 12.6%. As of March 31, 2012 and December 31, 2011, the valuation allowance represented 53.0% and 57.8%, respectively of the total outstanding loan principal balances.

Loan Maturities

The outstanding principal balances of our mortgage loans, net of the valuation allowance, as of March 31, 2012, have scheduled maturity dates within the next several quarters, as follows (dollars in thousands) :

March 31, 2012
Quarter	#	Amount	Percent
Matured	11	$108,701	51.5%
Q3 2012	3	97,066	46.0%
Q1 2013	1	719	0.4%
Q3 2013	1	4,500	2.1%
Total	16	210,986	100.0%
Less: Valuation Allowance		(111,781)

Net Carrying Value		$99,205

Given the non-performing status of the majority of the loan portfolio, the sustained depression of real estate values and lack of available takeout financing, we do not expect the payoffs to materialize in the respective quarters. We may find it necessary to foreclose, modify, extend, make protective advances or sell such loans in order to protect our collateral, maximize our return or generate additional liquidity. During the three months ended March 31, 2012, we extended the maturity date for one loan by twelve months. The modification did not result in forgiveness of interest or principal but the interest rate was increased from 11% to 14%.

IMH FINANCIAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

NOTE 3 – MORTGAGE INVESTMENTS, LOAN PARTICIPATIONS AND LOAN SALES – (continued)

Loans in Default

We continue to experience loan defaults as a result of depressed real estate market conditions and lack of takeout financing in the marketplace. A summary and roll-forward of activity of loans in default through March 31, 2012 is as follows (dollars in thousands):

	Principal	Valuation		# of
	Outstanding	Allowance	Carrying Value	Loans
Balances - December 31, 2011	$237,971	$(141,687)	$96,284	18

Additions:
Additional loan fundings	208	-	208	-

Reductions :
Loans removed from default - foreclosure	(35,912)	29,921	(5,991)	(5)
Valuation reduction - loan recovery	-	(15)	(15)	-

Balances - March 31, 2012	$202,267	$(111,781)	$90,486	13

Of the 18 loans that were in default at December 31, 2011, 13 of these loans remained in default status as of March 31, 2012, and five such loans with a net carrying value of $6.0 million were foreclosed upon during the three months ended March 31, 2012. Subsequent to March 31, 2012, we foreclosed on two loans with a carrying value of $21.3 million. The valuation allowance transferred to real estate owned is treated as a charge-off at the time of foreclosure.

We are currently exercising enforcement action which we believe could lead to foreclosure upon 12 of the 13 loans in default at March 31, 2012. We are continuing to work with the borrower with respect to the remaining one loan in default in order to seek to maintain the entitlements on the related project and, thus, the value of our existing collateral. With respect to the loans upon which we are exercising enforcement action, while we expect to complete the foreclosure process on the majority of such loans over the next six to nine months, the timing of foreclosure on these loans is dependent on several factors, including applicable states statutes, potential bankruptcy filings by the borrowers, our ability to negotiate a deed-in-lieu of foreclosure and other factors.

At March 31, 2012, all loans in default were in non-accrual status. In addition, as of March 31, 2012, interest receivable recorded on such loans prior to being placed in non-accrual status totaled $4.4 million and is included in accrued interest receivable on the accompanying condensed consolidated balance sheet.

The balance of impaired loans as has not changed materially from December 31, 2011 and no interest income was recognized on non-accrual loans on a cash or accrual basis during the three months ended March 31, 2012. In addition, borrower concentrations, geographic concentrations of our loan portfolio, related loan classifications and end-user categories have not materially changed since December 31, 2011 and any such changes are primarily a result of foreclosures.

NOTE 4 – OPERATING PROPERTIES AND REAL ESTATE HELD FOR DEVELOPMENT OR SALE

Operating properties and real estate owned (REO) assets consist primarily of properties acquired as a result of foreclosure and are reported as either held as operating properties, for development, or for sale, depending on whether we plan to hold and operate such properties, develop such assets prior to selling them or instead sell them as soon as possible. REO assets held for sale are reported at the lower of carrying amount or fair value, less estimated costs to sell the property. Operating properties and REO assets held for development are reported at lower of cost or estimated realizable value.

IMH FINANCIAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

NOTE 4 – OPERATING PROPERTIES AND REAL ESTATE HELD FOR DEVELOPMENT OR SALE - continued

At March 31, 2012, we held total REO assets of $99.3 million, of which $49.6 million was held for development, $28.0 million was held for sale, and $21.7 million was held as operating properties. A roll-forward of REO from December 31, 2011 to March 31, 2012 is as follows (dollars in thousands):

	Operating Properties	# of Projects	Held for Development	# of Projects	Held for Sale	# of Projects	Total Net Carrying Value
Balances - December 31, 2011	$19,611	1	$44,920	16	$30,945	24	$95,476

Additions:
Net principal carrying value of loans foreclosed	1,792	1	3,028	1	1,171	2	5,991
Interest and other receivables transferred	93	-	51	-	70	-	214
Property taxes assumed on loans foreclosed	660	-	1,456	-	54	-	2,170
Capital costs additions	-	-	120	-	-	-	120

Reductions :
Sales	-	-	-	-	(4,211)	(1)	(4,211)
Recoveries	(89)	-	(11)	-	(13)	-	(113)
Depreciation	(364)	-	-	-	-	-	(364)
Balances - March 31, 2012	$21,703	2	$49,564	17	$28,016	25	$99,283

During the three months ended March 31, 2012, we foreclosed on five loans (resulting in four property additions) and took title to the underlying collateral with net carrying values totaling $8.3 million as of March 31, 2012. The number of REO property additions does not necessarily correspond directly to the number of loan foreclosures as some loans have multiple collateral pieces that are viewed as distinct REO projects or, alternatively, we may have foreclosed on multiple loans to one borrower relating to the same REO project.

During the three months ended March 31, 2012, we sold one REO asset for $4.3 million (net of selling costs), of which we financed $3.5 million, for a gain of $0.1 million. During the three months ended March 31, 2011, we sold one unit of a REO asset for $0.2 million (net of selling costs) for a gain of $0.1 million. The nature and extent of future costs REO held for development depends on the level of development undertaken, the number of additional foreclosures and other factors. While our assets are generally available for sale, we continue to evaluate various alternatives for the ultimate disposition of these investments, including partial or complete development of the properties prior to sale or disposal of the properties on an as-is basis.

There were no material changes with respect to REO classifications or planned development during the three months ended March 31, 2012 other than as a result of foreclosures.

As discussed in more detail in footnote 6, we defaulted on the terms of an agreement related to a $4.9 million note payable. This default could result in cross-acceleration of the maturity of such debt or foreclosure on the related assets. These related assets, which are included as a component of Real Estate Acquired through Foreclosure Held for Development, totaled approximately $4.8 million at March 31, 2012.

NOTE 5 – FAIR VALUE

Valuation Allowance and Fair Value Measurement of Loans and Real Estate Held for Sale

Our valuation analysis processes and procedures are disclosed in our previously filed Annual Report on Form 10-K for the fiscal year ended December 31, 2011.  We perform a valuation analysis of our loans not less frequently than on a quarterly basis. We complete an analysis of our loans as a whole to assess our exposure for loans made in various reporting periods and in terms of geographic diversity. We consider all relevant circumstances to determine if, and the extent to which, a valuation allowance is required.

IMH FINANCIAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

NOTE 5 – FAIR VALUE – (continued)

Impairment for our collateral dependent loans is measured at the balance sheet date based on the then fair value of the collateral in relation to contractual amounts due under the terms of the applicable loan if foreclosure is probable. Substantially all of our loans are deemed to be collateral dependent.

Similarly, REO assets that are classified as held for sale are measured at the lower of carrying amount or fair value, less cost to sell. REO assets that are classified as held for operations or development are considered “held and used” and are evaluated for impairment when circumstances indicate that the carrying amount exceeds the sum of the undiscounted net cash flows expected to result from the development and eventual disposition of the asset.  If an asset is considered impaired, an impairment loss is recognized for the difference between the asset’s carrying amount and its fair value, less estimated cost to sell. If we elect to change the disposition strategy for our real estate held for development, and such assets were deemed to be held for sale, we would likely record additional impairment charges, and the amounts could be significant. See our audited consolidated financial statements in our previously filed Annual Report on Form 10-K for the year ended December 31, 2011 for a detailed description of the summary of the procedures performed and assumptions utilized in connection with our impairment analysis of real estate owned assets as of and for the year ended December 31, 2011.

As a result of the significant and on-going disruptions in the real estate market and volatility in real estate values, we typically engage independent third-party valuation firms and other consultants to assist with our analysis of fair value of the collateral supporting our loans and real estate owned. These independent third-party valuation firms provide periodic complete valuation reports for the majority of our loans and real estate owned. In subsequent periods, we often obtain a letter from the third-party valuation firms and/or perform other in-house analysis using available market participant data to determine whether there is a material diminution in the fair value indications from the previously reported values.

During the three months ended March 31, 2012, we performed both a macro analysis of market trends and economic projections, as well as a detailed analysis on selected significant loan and REO assets. As described more fully below, while market confidence appears to be improving in certain markets in which our assets are located as evidenced by some improvement in sales activity and pricing, there remains a fair amount of uncertainty concerning the general economy and, accordingly, we consider these increased pricing trends to be fragile. The updated information and our analysis indicated improving but on-going weak market conditions, shrinking but continued excess residential inventory, modestly improved levels of unemployment, limited job growth and corresponding depressed real estate values, consistent with such indications provided as of December 31, 2011. Re-sales of existing homes are expected to continue to improve in 2012 for most markets, driven by greater absorption of distressed sales and improving non-distressed sales. Certain markets indicate strong interest by investors in opportunities to purchase distressed homes individually or in bulk at reduced prices with a rental strategy in the near-term and a sale strategy in the long-term. Also, while interest rates remain low, which provides a basis for growth, purchase money financing remains difficult to secure thus limiting the potential purchasers primarily to cash buyers.  As such, housing demand and real estate in general is expected to remain weak over the short-term and will likely not begin to improve until the economy strengthens and the housing market shows signs of recovery.

The following is a summary of the procedures performed in connection with our fair value analysis of loans and REO assets as of and for the three months ended March 31, 2012:

1.	We reviewed the status of each of our loans to ascertain the likelihood that we will collect all amounts due under the terms of the loans at maturity based on current real estate and credit market conditions.

2.	We reviewed the status and disposition strategy of each of our REO assets to determine whether such assets continue to be properly classified as held for sale or held for operations or development as of the reporting date.

IMH FINANCIAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

NOTE 5 – FAIR VALUE – (continued)

3.	For the period ended March 31, 2012, given the close proximity of prior valuations and/or valuation updates performed by third party valuation specialists in conjunction with our December 31, 2011 year-end, we performed an analysis to determine whether there were any indications of a material increase or decrease in the value of the underlying collateral since the last complete valuation for such assets. This analysis included a review and update of current market participant activity, overall market conditions, our direct knowledge of local market activity affecting the project, as well as other market indicators obtained through our asset management group and various third parties. Our asset-specific analysis focused on the higher valued assets representing approximately 75% of our total loan collateral and REO portfolio. We considered the results of our analysis and the potential valuation implication to the balance of the portfolio based on similar asset types and geographic location.

4.	In addition, for projects for which we have received a bona fide written third-party offer to buy our loan or REO asset, or the borrower has received a bona fide written third-party offer to buy the related project, we generally utilized the offer amount in cases where we have had earnest negotiations to sell such assets at the price point utilized (whether or not the offer was above or below the low end of the valuation range provided). Such offers are only considered if we deem the offer to be valid, reasonable and negotiable, and we believe the offeror has the financial wherewithal to execute the transaction.

Based on our analysis, the valuation approach taken and assumptions utilized with respect to each asset at December 31, 2011 remained applicable at March 31, 2012, except for those assets subject to a recent bona fide written third-party offer to buy our loan or REO asset. See our previously filed Annual Report on Form 10-K for the fiscal year ended December 31, 2011 for a summary of the key assumptions and valuation methodologies utilized to derive fair value.

March 31, 2012 Selection of Single Best Estimate of Value

In determining the single best estimate of value for the March 31, 2012 valuation analysis, in our judgment, recent market participant information and other economic data points generally have not changed significantly since December 31, 2011.

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

In addition to analyzing local market conditions in areas where our real estate assets are located, we also consider national and local market information, trends and other data to further support our asset values. A summary of selected real estate and general economy-related published market participant observations which influenced management’s current assessment of market status and trends follows:

•	According to a Bloomberg news article in January 2012, US home builders’ confidence increased to 25 exceeding the median forecast of economists surveyed and reaching the highest level since June 2007. This was reportedly attributed to record-low borrowing costs, a growing population and reduced prices which have driven demand. According to various sources, many real estate experts and homebuilders believe the U.S. housing market has hit bottom. While most recent home purchases were investor driven, new home production is expected to improve in 2013. As a result of modest improvement in the job market, consumer confidence has improved while many are still wary of double-dip recession and regulatory uncertainty.

IMH FINANCIAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

NOTE 5 – FAIR VALUE – (continued)

•	According to a Federal Reserve press release in April 2012, the economy has been expanding moderately. Labor market conditions have improved in recent months and the unemployment rate has declined but remains elevated. Household spending and business fixed investment have continued to advance. Despite some signs of improvement, however, the housing sector remains depressed. The report states that the committee expects economic growth to remain moderate over coming quarters and then to pick up gradually. Nevertheless, strains in global financial markets continue to pose significant downside risks to the economic outlook.

•	The April 2012 edition of the International Monetary Fund (IMF) World Economic Outlook stated that the threat of a sharp global slowdown eased with improved activity in the United States and better policies in the euro area. Weak recovery is expected to likely resume in the major advanced economies, and activity is expected to remain relatively solid in most emerging and developing economies. However, the report cautions that recent improvements are very fragile and that policymakers must calibrate policies to support growth in the near term and must implement fundamental changes to achieve healthy growth in the medium term.

While the external market information presents optimistic data points, it also cautions that continued improvement is expected to remain slow and is dependent on numerous economic factors. We believe the above observable inputs combined with other observable and unobservable inputs and management’s specific knowledge related to market activity surrounding the underlying real estate assets generally provide a reasonable basis for a selection within the valuation range provided. Accordingly, with the exception of specific assets, management generally considered the low end of the range to be most representative of fair value, less estimated costs to sell, based on current market conditions at March 31, 2012, consistent with prior reporting periods.  Management continues to monitor both macro and micro-economic conditions through the date of filing of its quarterly financial statements to determine the impact of any significant changes that may have a material impact on the fair value of our real estate assets.

Valuation Conclusions

Based on the results of our evaluation and analysis, we recorded no provision for credit losses on our loan portfolio or impairment charges in value of real estate owned for the three months ended March 31, 2012 or 2011. As of March 31, 2012, the valuation allowance totaled $111.8 million, representing 53.0% of the total outstanding loan principal balances. As of December, 2011, the allowance for credit loss totaled $141.7 million, representing 57.8% of the total loan portfolio principal balances. The reduction in the overall allowance is primarily attributed to the transfer of the allowance associated with loans on which we foreclosed during the period. With the existing valuation allowance recorded as of March 31, 2012, we believe that, as of that date, the fair value of the underlying collateral of our loans is adequate in relation to the net carrying value of loan principal and accrued interest and that no additional valuation allowance is considered necessary.

While the above results reflect management’s assessment of the fair value of our real estate assets as of March 31, 2012 and December 31, 2011 based on currently available data, we will continue to evaluate our loans and real estate assets in the remaining quarters of 2012 and beyond to determine the adequacy and appropriateness of the valuation allowance. Depending on market conditions, such updates may yield materially different values and potentially increase or decrease the valuation allowance for loans or impairment charges for REO assets.

Valuation Categories

Except for mortgage loans which are measured at fair value on a non-recurring basis for purposes of determining valuation with respect to our valuation allowance, none of our other assets or liabilities is measured at fair value on a recurring or non-recurring basis. Additionally, there are no mortgage loans that were measured at fair value using Level 1 inputs. The following table presents the categories for which net mortgage loans are measured at fair value based upon the lowest level of significant input to the valuation as of March 31, 2012 and December 31, 2011, respectively (in thousands):

IMH FINANCIAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

NOTE 5 – FAIR VALUE – (continued)

	March 31, 2012			December 31, 2011
	Significant			Significant
	Other	Significant		Other	Significant
	Observable	Unobservable		Observable	Unobservable
	Inputs	Inputs		Inputs	Inputs
	(Level 2)	(Level 3)	Total	(Level 2)	(Level 3)	Total
Description:
Net Mortgage Loans:
Pre-entitled Land:
Held for Investment	$1,654	$-	$1,654	$-	$1,619	$1,619
Processing Entitlements	-	18,615	18,615	-	18,614	18,614
	1,654	18,615	20,269	-	20,233	20,233
Entitled Land:
Held for Investment	-	1,140	1,140	734	1,583	2,317
Infrastructure under Construction	-	7,174	7,174	-	10,050	10,050
Improved and Held for Vertical Construction	3,882	-	3,882	3,638		3,638
	3,882	8,314	12,196	4,372	11,633	16,005
Construction & Existing Structures:
New Structure - Construction in-process	-	9,040	9,040	-	11,070	11,070
Existing Structure Held for Investment	-	3,500	3,500	-	2,000	2,000
Existing Structure - Improvements	-	54,200	54,200	2,345	51,850	54,195
	-	66,740	66,740	2,345	64,920	67,265
Total Mortgage Loans	$5,536	$93,669	$99,205	$6,717	$96,786	$103,503

Total Real Estate Held for Sale	$6,177	$21,839	$28,016	$9,628	$21,317	$30,945

Generally, all of our mortgage loans and REO held for sale are valued using significant unobservable inputs (Level 3) obtained through third party appraisals, except for such assets for which third party offers were used, which are considered Level 2 inputs. Changes in the use of Level 3 valuations are based solely on whether we utilized third party offers for valuation purposes. The table presented below summarizes the change in balance sheet carrying values associated with the mortgage loans measured using significant unobservable inputs (Level 3) during the three months ended March 31, 2012 (in thousands):

	Mortgage	Real Estate Held
	Loans, net	for Sale, net

Balances, December 31, 2011	$96,786	$21,317

Mortgage Loan Fundings/Capital Additions, net	3,693	-
Mortgage Loan Repayments	(2,000)	-
Transfers to REO/ from Loans	(5,257)	522
Transfers into level 3	447	-

Balances, March 31, 2012	$93,669	$21,839

IMH FINANCIAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

NOTE 6 – DEBT AND NOTES PAYABLE

A roll-forward of notes payable and related obligations from December 31, 2011 to March 31, 2012 is as follows, in thousands:

Beginning balance - December 31, 2011	$60,315

Additions:
Deferred Interest on Convertible Notes Payable	684
Accretion of discount	619
Ending balance - March 31, 2012	$61,618

Interest expense for the three months ended March 31, 2012 and 2011 was $3.3 million and $0.8 million, respectively.

Convertible Notes Payable/Exit Fee Payable

As more fully described in our Form 10-K for the year ended December 31, 2011, on June 7, 2011, we entered into and closed funding of a $50.0 million senior secured convertible loan with NW Capital. The loan matures on June 6, 2016 and bears contractual interest at a rate of 17% per year. The lender elected to defer all interest due through December 7, 2011 and 5% of the interest accrued from December 8, 2011 to December 31, 2011. Thereafter, the lender, at its sole option, may make an annual election to defer a portion of interest due representing 5% of the total accrued interest amount, with the balance (12%) payable in cash. The lender made such an election for the year ending December 31, 2012. Deferred interest is capitalized and added to the outstanding loan balance on a quarterly basis. As of March 31, 2012, deferred interest added to the principal balance of the convertible note totaled $5.3 million, of which $0.7 million was added during the three months ended March 31, 2012. Interest is payable quarterly in arrears beginning on January 1, 2012, and thereafter each April, July, October and January during the term of the loan.

In addition, we are required to pay an exit fee (“Exit Fee”) at maturity equal to 15% of the then outstanding principal, unpaid accrued and deferred interest and other amounts owed under the loan agreement. The Exit Fee is considered fully earned under the terms of the loan agreement and has been recorded as a liability with an offsetting amount reflected as a discount to the convertible note payable. The Exit Fee and discount of $10.4 million was estimated assuming the lender elects its annual interest deferral option over the term of the loan. This discount amount is being amortized to interest expense over the term of the loan using the effective interest method. As of March 31, 2012, amortized Exit Fee added to the principal balance of the convertible note totaled $1.5 million, of which $0.5 million was added during the three months ended March 31, 2012.

Debt issuance costs incurred in connection with the NW Capital closing are being amortized over the term of the loan using the effective interest method. With the contractual interest, and the amortization of the Exit Fee and related deferred financing costs, the effective interest rate under the NW Capital loan is approximately 23%. The loan is severally, but not jointly, guaranteed by substantially all of our existing and future subsidiaries, subject to certain exceptions and releases, and is secured by a security interest in substantially all of our assets. The loan may not be prepaid prior to December 7, 2014 and is subject to substantial prepayment fees and premiums.

The loan agreement also contains certain restrictive covenants which require NW Capital’s consent as a condition to our taking certain actions. The restrictive covenants relate to our ability to sell or encumber our assets, issue additional indebtedness, restructure or modify our ownership structure, settle litigation over $10.5 million, enter into new material agreements and other operational matters.

Conversion Feature

As more fully described in our annual report on Form 10-K for the year ended December 31, 2011, the NW Capital loan is convertible into IMH Financial Corporation Series A preferred stock at any time prior to maturity at an initial conversion rate of 104.3 shares of our Series A preferred stock per $1,000 principal amount of the loan, subject to adjustment. Similar to the convertible note, dividends on the Series A preferred stock will accrue from the issue date at the rate of 17% of the issue price per year, compounded quarterly in arrears, a portion of which may be payable in additional shares of stock.

IMH FINANCIAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

NOTE 6 – DEBT AND NOTES PAYABLE – continued

If the NW Capital loan is converted into shares of Series A preferred stock, we are obligated to redeem all such preferred stock on the fifth anniversary of the loan date in cash, at a price equal to 115% of the original purchase price, plus all accrued and unpaid dividends (whether or not earned or declared), if any, to and including the date fixed for redemption, without interest. In addition, the Series A preferred stock has certain redemption features in the event of default or the occurrence of certain other events.

Other Notes Payable Activity

During the three months ended March 31, 2012, we amortized the discount applicable to certain non-interest bearing notes to interest expense totaling approximately $0.1 million. The net principal balance of the notes payable at March 31, 2012, which have a maturity date of December 31, 2012, was $4.9 million and the remaining unamortized discount was approximately $0.4 million. During the three months ended March 31, 2012, we defaulted on the terms of a related agreement, which could result in a default and cross-acceleration of the maturity of such debt or foreclosure on the related assets which have a carrying value of approximately $4.8 million. The lender has filed a notice of delinquency and notice trustee sale scheduled for June 12, 2012. Management is currently evaluating its options.

NOTE 7 — SHARES, SHARE-BASED COMPENSATION AND EARNINGS PER SHARE

Shares of Common Stock, Class B Common Stock, Class C Common Stock and Class D Common Stock share proportionately in our earnings and losses. There are no shares of the Class D common stock outstanding as of March 31, 2012. There were no changes in the classes of stock or in the number of shares of authorized or outstanding shares during the period ended March 31, 2012.

Share-Based Compensation

As of March 31, 2012, 800,000 stock options had been issued and there were 400,000 shares available for future grants under our 2010 Stock Option Plan. Approximately 79,500 options vested and none were exercised during the three months ended March 31, 2012. Of the 79,500 during the three month period, approximately 47,000 were subject to accelerated vesting in connection with the termination of certain employees. Net stock-based compensation expense relating to these options was $0.1 million for the three months ended March 31, 2012, respectively, and there were no awards issued during the three months ended 2011. We did not receive any cash from option exercises during the three month ended March 31, 2012 or 2011.

As of March 31, 2012, there was approximately $1.5 million of unrecognized compensation cost related to non-vested stock option compensation arrangements granted under the 2010 Stock Option Plan that is expected to be recognized as a charge to earnings over a weighted-average period of 3.0 years.

Net Loss Per Share

Basic net loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period before giving effect to stock options or, convertible securities outstanding, which are considered to be dilutive common stock equivalents.  Diluted net loss per common share is calculated based on the weighted average number of common and potentially dilutive shares outstanding during the period after giving effect to convertible preferred stock and stock options.   Due to the losses for the three months ended March 31, 2012 and 2011, basic and diluted loss per common share were the same, as the effect of potentially dilutive securities would have been anti-dilutive. At March 31, 2012, the only potentially dilutive securities, not included in the diluted loss per share calculation, consist of vested stock options and the NW Capital convertible note payable which is convertible into 5,768,583 shares of Series A Preferred Stock (subject to increase upon NW Capital’s deferral of accrued interest), which are ultimately convertible into the same number of shares of our common stock.  There were no other potentially dilutive securities at March 31, 2012.

IMH FINANCIAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

NOTE 8 – RELATED PARTY TRANSACTIONS

ITH Partners, LLC

We entered into an amended and restated consulting agreement with ITH Partners, LLC (“ITH Partners”) dated April 20, 2011, in which we engaged ITH Partners to provide various consulting services including assisting us with strategic and business development matters, performing diligence on, and analytical work with respect to, our loan portfolio and prospective asset purchases and sales; advising us with respect to the work of our valuation consultants and related issues; and other advice to us from time to time as requested by us. As described below, ITH Partners was granted common shares and stock options, thereby holding a direct ownership interest in the Company.

The total annual base consulting fee equals $0.8 million plus various other fees, as described below, based on certain milestones achieved or other occurrences. During the three months ended March 31, 2012 and 2011, we incurred $0.2 million and $0.1 million, respectively, under this arrangement, which is included in professional fees in the accompanying consolidated statement of operations.

ITH Partners was also entitled to other various fees under the consulting agreement, including: a $1.9 million fee earned and 50,000 shares issued in connection with the NW Capital debt financing secured by us in June 2011, which were recorded as a component of deferred financing costs and are being amortized over the term of the loan; 150,000 stock options granted on July 1, 2011 with vesting to occur in equal monthly installments over a 36 month period beginning August 2011; and, a 3% legacy asset performance fee based on the gross sales proceeds from the sales of legacy assets over their related December 31, 2010 carrying value. We recorded approximately $50,000 of legacy asset fees during the three months ended March 31, 2012 which is included as a cost of sale in the gain on disposal of assets in the accompanying consolidated statement of operations. No other fees were earned by ITH Partners during the three months ended March 31, 2012 or 2011.

New World Realty Advisors, LLC

Effective March 2011, we entered into an agreement with New World Realty Advisors, LLC (“NWRA”) to provide certain consulting and advisory services in connection with the development and implementation of an interim recovery and workout plan and long-term strategic growth plan for us. The agreement remains in effect for four years and may be extended for an additional three years. NWRA is a related party of NW Capital, which is our lender, and an affiliate of which purchased certain shares from our former CEO, thereby holding an indirect ownership interest in the Company.

NWRA is entitled to various fees under this agreement include, among others, a non-contingent monthly fee of $125,000, plus out-of-pocket expenses, as well as a 10% legacy asset performance fee based on the gross sales proceeds from the sales of legacy assets over their related December 31, 2010 carrying value. During the three months ended March 31, 2012 and 2011, NWRA earned base management fees of approximately $0.4 million and $0.1 million, respectively, which is included in professional fees in the accompanying consolidated statement of operations, and $0.2 million and $0, respectively, in legacy asset fees which is included in gain on disposal of assets in the accompanying consolidated statement of operations.

IMH FINANCIAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

NOTE 9 – SEGMENT INFORMATION

Operating segments are defined as components of an enterprise that engage in business activity from which revenues are earned and expenses incurred for which discrete financial information is available that is evaluated regularly by our chief operating decision makers in deciding how to allocate resources and in assessing performance.

The Company has historically been engaged in the business of investing primarily in mortgage loans secured by a first lien on real estate in various stages of development, which was considered our sole reportable segment. As a result of the significant disruptions in the real estate and credit markets, we have foreclosed on numerous loans and have taken title to the underlying real estate, some of which consist of operating properties, land held for further development and land held for immediate sale. In the first quarter of 2012, we foreclosed on a golf course operation, which includes a spa and food and beverage operation. We also own and operate a commercial medical office building. Moreover, we anticipate that future foreclosures and investment activities may result in similar operations.

Accordingly, in the first quarter of 2012, we changed the composition of the Company’s reportable segments based on the products and services offered and management’s intent for such assets to include the following:

Mortgage and REO – Legacy Portfolio and Other Operations — Consists of the collection, workout and sale of legacy loans and REO assets, including financing of such asset sales. This also encompasses the carrying costs of such assets and other related expenses. This segment also reflects the carrying value of such assets and the related finance and operating obligations.

Commercial Real Estate Leasing Operations — Consists of rental revenue and tenant recoveries less direct property operating expenses (maintenance and repairs, real estate taxes, management fees, and other operating expenses) and depreciation and amortization. This segment also reflects the carrying value of such assets and the related finance and operating obligations.

Hospitality and Entertainment Operations — Consists of revenues less direct operating expenses, depreciation and amortization relating to golf, spa, and food & beverage operations, and is expected to include similar operations resulting from future foreclosures or acquisitions. This segment also reflects the carrying value of such assets and the related finance and operating obligations.

Corporate and Other — primarily consists of our centralized general and administrative and corporate treasury and deposit gathering activities, interest expense and the amortization of the discount associated with debt issuances. Corporate and Other also includes reclassifications and eliminations between the reportable operating segments, if any. This segment also reflects the carrying value of such assets and the related finance and operating obligations.

The information presented in our reportable segments tables that follow may be based in part on internal allocations, which involve management judgment. There is no intersegment activity.

Unaudited condensed consolidated financial information for our reportable operating segments is summarized as follows:

IMH FINANCIAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

NOTE 9 – SEGMENT INFORMATION – continued

	Mortgage and REO -	Commercial	Hospitality
	Legacy Portfolio	Real Estate	and
	and Other	Leasing	Entertainment	Corporate
As Of and Three Months Ended March 31, 2012	Operations	Operations	Operations	and Other	Consolidated
($ in thousands)
TOTAL ASSETS	$184,028	$19,279	$2,826	$29,958	$236,091

OBLIGATIONS:
Notes Payable	$4,855	$-	$-	$56,763	$61,618
Operating Liabilities	$7,604	$86	$794	$8,885	$17,369

TOTAL REVENUE	$285	$429	$402	$150	$1,266

NET INCOME (LOSS)	$(2,719)	$(143)	$137	$(5,167)	$(7,892)

As Of December 31, 2011
($ in thousands)
TOTAL ASSETS	$189,435	$19,611	$-	$31,281	$240,327

OBLIGATIONS:
Notes Payable	$4,712	$-	$-	$55,603	$60,315
Operating Liabilities	$6,315	$328	$-	$8,114	$14,757

Three Months Ended March 31, 2011

TOTAL REVENUE	$353	$488	$-	$183	$1,024

NET LOSS	$(2,443)	$(92)	$-	$(2,870)	$(5,405)

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Undisbursed Loans-In-Process

Undisbursed loans-in-process and interest reserves generally represent the unaccompanied portion of construction loans pending completion of additional construction, and interest reserves for all or part of the loans’ terms. There were no contractual undisbursed loans-in-process or interest reserves outstanding at March 31, 2012.

Legal Matters

We may be a party to litigation as the plaintiff or defendant in the ordinary course of business in connection with loans that go into default, or for other reasons, including, without limitation, claims or judicial actions relating to the Conversion Transactions of IMH Secured Loan Fund (the “Fund”), our predecessor entity. While various asserted and unasserted claims exist, resolution of these matters cannot be predicted with certainty and, we believe, based upon currently available information, that the final outcome of such matters will not have a material adverse effect, if any, on our results of operations or financial condition.

As we have previously reported, various disputes arose relating to the consent solicitation/prospectus used in connection with seeking member approval of the Conversion Transactions, and we were named in various lawsuits containing allegations and claims that fiduciary duties owed to Fund members and to the Fund were breached because, among other things, the Conversion Transactions were unfair to Fund members, constituted self-dealing and because the information provided about the Conversion Transactions and related disclosures was false and misleading. The claims were consolidated into the putative class action lawsuit captioned In re IMH Secured Loan Fund Unitholders Litigation pending in the Court of Chancery in the State of Delaware against us, certain affiliated and predecessor entities, and certain former and current of our officers and directors (“Fund Litigation”).

IMH FINANCIAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

NOTE 10 – COMMITMENTS AND CONTINGENCIES

As previously reported, on January 31, 2012, we reached a tentative settlement in principle to resolve all claims asserted by the plaintiffs in the Fund Litigation, other than the claims of one plaintiff. The tentative settlement in principle, memorialized in a Memorandum of Understanding (“MOU”) previously filed with our 8-K dated February 6, 2012, is subject to certain class certification conditions, confirmatory discovery and final court approval (including a fairness hearing). The MOU contemplates a full release and settlement of all claims, other than the claims of the one non-settling plaintiff, against us and the other defendants in connection with the claims made in the Fund Litigation. The following are some of the key elements of the tentative settlement:

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

We have vigorously denied, and continue to vigorously deny, that we have committed any violation of law or engaged in any of the wrongful acts that were alleged in the Fund Litigation, but we believe it is in our best interests and the interests of our stockholders to eliminate the burden and expense of further litigation and to put the claims that were or could have been asserted to rest.  As of March 31, 2012 and December 31, 2011, we have accrued the cash payment required of $1.6 million, net of related anticipated insurance proceeds. However, we not have not included any other adjustments relating to the potential repurchase of stock in exchange for the issuance of convertible notes because of the uncertainty of timing and of the fair values of such instruments as of the date of settlement. At the time that this amount is estimable, we will provide for the appropriate amounts resulting from the resolution of this matter.

There can be no assurance that the court will approve the tentative settlement in principle. Further, the judicial process to ultimately settle this action is estimated to take a minimum of six to nine months or longer. If not approved, the tentative settlement as outlined in the MOU may be terminated and we will continue to vigorously defend this action.

As previously reported, on December 29, 2010, an action was filed in the Superior Court of Arizona, Maricopa County, by purported Fund members David Kurtz, David L. Kurtz, P.C., Lee Holland, William Kurtz, and Suzanne Sullivan against us and certain affiliated individuals and entities. The plaintiffs made numerous allegations against the defendants in that action, including allegations that fiduciary duties owed to Fund members and to the Fund were breached because the Conversion Transactions were unfair to Fund members, constituted self-dealing, and because information provided about the Conversion Transactions and related disclosures was false and misleading. In addition, the plaintiffs alleged that the Fund wrongfully rejected the defendants’ books and records requests, defamed David Kurtz, and wrongfully brought a civil action related to the Conversion Transactions. The plaintiffs seek the return of their original investments in the Fund, damages for defamation and invasion of privacy, punitive damages, and their attorneys’ fees and costs.  Defendants filed a motion to stay this lawsuit in favor of the consolidated action pending in Delaware.  As previously reported, the Court granted defendants’ motion to stay and stayed this action pending the outcome of the above-referenced Fund Litigation.  Plaintiffs’ motion for reconsideration of the Court’s denial of their motion to stay was denied by the Court on September 19, 2011, reaffirming the stay of this case pending the outcome of the Fund Litigation.

IMH FINANCIAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

NOTE 10 – COMMITMENTS AND CONTINGENCIES - continued

We dispute plaintiffs’ allegations and we intend to defend ourselves vigorously against these claims if this action is recommenced. The pending settlement in the Fund Litigation described above should dispose of some of the Kurtz claims, but various other claims will remain.  The dismissed claims will streamline the litigation but will not necessarily reduce the amount of damages being claimed by Kurtz.

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

On June 8, 2010, we received a copy of a formal order of investigation from the SEC dated May 19, 2010 authorizing an investigation into possible violations of the federal securities laws. On April 11, 2012, our outside legal counsel received a letter from the SEC stating that it has completed its investigation of the Company and that it does not intend to recommend any enforcement action.

We believe that we have always been, and currently are in compliance with all regulations that materially affect us and our operations, and that we have acted in accordance with our operating agreement prior to its termination as a result of the Conversion Transactions. However, there can be no guarantee that the above-described or other matters will be resolved favorably, or that we or our affiliates may not incur additional significant legal and other defense costs, damage or settlement payments, regulatory fines, or limitations or prohibitions relating to our or our affiliates’ business activities, any of which could harm our operations.

NOTE 11 – SUBSEQUENT EVENTS

In our ongoing effort to reduce overhead expenses, IMH Financial Corporation made a determination to lease appropriately sized and priced office space in Scottsdale under a lease commencing on May 1, 2012 and extending through October 30, 2017.

Prior to our acquisition of Investors Mortgage Holdings, Inc. (the “Manager”) in the Conversion Transactions, the Manager was obligated under an office lease. The Manager determined that it would abandon that space effective May 1, 2012. For accounting and reporting purposes only, we may record a charge in the second quarter relating to the abandonment of the Manager’s office lease.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our Management’s Discussion and Analysis of Financial Condition and Results of Operations and the audited financial statements and accompanying notes as of and for the year ended December 31, 2011 included in our previously filed Annual Report on Form 10-K (“Form 10-K”), and with the unaudited condensed consolidated financial statements and accompanying notes included in this Quarterly Report on Form 10-Q (“Form 10-Q”). Undue reliance should not be placed upon historical financial statements since they are not indicative of expected results of operations or financial condition for any future periods.

Forward-Looking Statements

This Form 10-Q contains forward-looking statements which relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. In some cases, you can identify forward looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “likely,” “may,” “will,” “plan,” “potential,” “should” and “would” or the negative of these terms or other comparable terminology. Forward-looking statements in this quarterly report on Form 10-Q include: our business strategy and liquidity plan, including our intention to dispose of a significant portion of our mortgage loans and other real assets as quickly as possible, that future foreclosures may result in our ownership and operation of commercial, lodging and related food, beverage and amenity operations, and our goals and plans to invest in different real estate platforms, including consideration of opportunities to act as a sponsor and co-investor in real estate mortgages and other real estate-based vehicles and expand our investment capital base; our plans and the anticipated timing and results relating to our actions to foreclose on defaulted mortgage loans; trends and expectations relating to the real estate and lending markets we operate in; expected amortization period of unrecognized compensation costs; that future mortgage income will remain at minimal levels; that property taxes, costs and expenses relating to REO, and other operating expenses will increase; that we may modify existing loans and/or subordinate our first lien position on our mortgage loans to maximize our opportunity for recovery; that we expect to further diversify our investments geographically; that the concentration of our current loan portfolio will not materially change until we begin making new loans; our sources of liquidity in the next twelve months; that our financial assets do not give rise to significant interest rate risk; and the outcome of pending litigation against us.

The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance. These beliefs, assumptions and expectations can change, and actual results and events may differ materially, as a result of many possible events or factors, not all of which are known to us or are within our control. These risk factors and uncertainties should be carefully considered by current and potential investors. Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements, and that could negatively affect our business include:

•	that we may continue to record losses;

•	increased operating expenses;

•	that a significant portion of our loan portfolio is comprised of non-performing assets;

•	that we will continue to foreclose on our remaining mortgage loan portfolio;

•	concentration of credit risk to a particular borrower or borrower group;

•	difficulties in analyzing potential investment opportunities as a result of the dislocations in the real estate market;

•	supply of commercial mortgage loans and the resulting impact on our strategy;

•	litigation;

•	our obligation to fund unfunded contractual loan commitments;

•	the availability of consultants and employees;

•	the lack of secondary market for our loans that impairs our ability to diversify our portfolio;

•	lack of access to public and capital markets;

•	ability to control the administration of mortgage loans where we hold only a participation interest;

•	the short-term nature of the loans we originate;

•	risks of holding subordinated loans;

•	lender due diligence risks;

•	risks relating to hedging transactions;

•	recent legislative initiatives;

•	government regulation;

•	failure to maintain our exemption from registration under the Investment Company Act;

•	potential dilution resulting from the NW Capital loan and NW Capital’s approval rights over substantial portions of our operations;

•	NW Capital loan covenants that restrict our operations and our ability to take certain actions;

•	risks related to additional borrowings;

•	risks relating to bank repurchase agreements;

•	restrictive covenants that could be contained in future debt agreements;

•	our inability to sell our current mortgage loan and REO assets and execute our business and liquidity strategy;

•	our inability to resume our mortgage loan lending activities and grow our business;

•	continuation of the economic and real estate market declines;

•	the risks our borrowers are exposed to that could impair their ability to repay our loans;

•	risks of owning real property obtained through foreclosure;

•	inability of our commercial borrowers to generate sufficient income from their operating properties to repay our loans;

•	declines in value of our real estate collateral relating to inaccurate estimates of value due to appraisal errors or subsequent events;

•	failure of our underwriting standards;

•	that the guarantors of our mortgage loans will have insufficient assets or resources to support their guarantees;

•	our inexperience in managing and developing real estate acquired through foreclosure;

•	a decline in the fair value of our assets;

•	uncertainty relating to assets valued at fair value;

•	reductions in income resulting from refinancing loans at lower rates;

•	the adverse effects on our business of increasing interest rates;

•	prepayment risk;

•	risks relating to the balloon payment terms of many of our loans;

•	competition;

•	the inability of our borrowers to complete construction or development of the projects securing our loans;

•	cost-overruns and non-completion of renovation of properties underlying rehabilitation loans we make;

•	risks relating to non-Agency residential mortgage-backed securities, or subprime and Alt-A loans that we may acquire;

•	our inability to manage through the current recession in the real estate industry;

•	geographic concentration in our loan portfolio;

•	protection of our rights as a secured lender;

•	exposure to liability under lender liability laws;

•	inadequate insurance coverage on the REO properties we acquire;

•	hazardous substances on the REO properties we acquire;

•	our inability to utilize our built-in net operating losses;

•	continued decline in economic conditions;

•	reliance on key personnel;

•	conflicts of interest relating to existing contractual agreements;

•	additional expense for compensation of broker-dealers to eliminate contingent claims;

•	complex accounting rules;

•	our failure to maintain adequate internal controls;

•	our ability to change our business, leverage and financing strategies without stockholder consent;

•	our inability to pay dividends;

•	dilution resulting from future issuances of debt and equity securities;

•	provisions in our certificate of incorporation, bylaws and Delaware law that could impede or delay an acquisition of the Company; and

•	other factors listed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011.

Investors should not place undue reliance on any such forward-looking statement, which speaks only as of the date on which it was made. The factors described within this Form 10-Q could affect the financial performance of IMH Financial Corporation and could cause actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods.

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

Through our traditional credit analysis coupled with property valuation techniques typically used by developers, we have acquired or originated real estate assets as of March 31, 2012 with an original investment basis of approximately $586.4 million and a current carrying value of $198.5 million, consisting of commercial real estate mortgage loans with a carrying value of $99.2 million and owned property with a carrying value of $99.3 million. We believe the decline in the carrying (fair) value of our real estate assets is reflective of the deterioration of the commercial real estate lending market and the sustained decline in pricing of residential and commercial real estate in the last several years together with the continuing downturn in the general economy and specifically the real estate markets.

Given the scale and composition of the remaining legacy portfolio, management has begun has begun to streamline and re-purpose the organization with a clear direction. The continued resolution and monetization of the legacy asset portfolio continues to be essential to the Company’s future success, as the value and liquidity created will be the building blocks for implementing the new strategy. Management continues to undertake significant efforts in this regard, including continued foreclosures, restructurings, development activities, and asset dispositions. A number of key tactical initiatives have continued into 2012 with the near-term goal of further reducing expenses and enhancing systems, while seeking to mitigate legacy problems and maximize the value of legacy assets.

Management continues to explore the possibility of sponsoring investment vehicles or other ventures with institutional investors in vertical market segments, re-position operating assets to produce a market-rate return as portfolio holdings or to dispose of these assets at favorable prices once they have been foreclosed upon and stabilized, and evaluate certain portfolio assets that we believe could yield significantly greater returns by developing the properties for future operation and sale. While focused on the foregoing, the Company remains nimble in its objectives and is poised to re-direct its efforts as economic circumstances unfold.

Operational Highlights

•	Total assets were $236.1 million as of March 31, 2012 compared to $240.3 million as of December 31, 2011.

•	Net loss for the three months ended March 31, 2012 was $7.9 million compared to net loss of $5.4 million for the three months ended March 31, 2011.

•	Basic and diluted loss per common share for the three months ended March 31, 2012 were $0.47 compared $0.32 for the three months ended March 31, 2011.

•	Top line revenue, the sum of mortgage, rental and other income, increased approximately $0.25 million to $1.3 million for the three months ended March 31, 2012 from $1.0 million for the three months ended March 31, 2011.

•	We did not record a provision for credit losses or impairment of REO during the three months ended March 31, 2012 or 2011.

•	We foreclosed on five loans during the three months ended March 31, 2012 resulting in the addition of four REO assets or operating properties (including a golf course operation).

•	We sold one asset during the three months ended March 31, 2012 resulting in a gain of $77,000, compared to the sale of two assets for a $74,000 gain during the three months ended March 31, 2011.

Selected Financial Data

The following table presents select financial and operating data for the periods indicated. The summary financial data was derived from our audited and unaudited financial statements and other financial records for the periods indicated. All dollar amounts are expressed in thousands, except share and per unit data.

	(Unaudited)		As of and for
	As of and for the Three		the Year Ended
	Months Ended March 31,		December 31,
	2012	2011	2011
Summary balance sheet items
Cash and cash equivalents	$20,305	$759	$21,322
Mortgage loan principal outstanding	210,986	344,579	245,190
Valuation allowance	(111,781)	(230,286)	(141,687)
Mortgage loans held for sale, net of valuation allowance	99,205	114,293	103,503
Real estate held for development, net	49,564	36,366	44,920
Real estate held for sale, net	28,016	37,407	30,945
Operating Properties Acquired through Foreclosure, net	21,703	23,064	19,611
Total assets	236,091	227,394	240,327
Notes payable	61,618	17,782	60,315
Total liabilities	78,987	31,436	75,072
Total stockholders' equity	$157,104	$195,958	$165,255

Summary income statement
Mortgage loan income	$285	$353	$1,327
Total revenue	1,266	1,024	3,733
Operating expenses (excluding interest expense)	5,907	5,651	27,327
Provision for (recovery of) credit losses	-	-	1,000
Impairment of real estate owned	-	-	1,529
Total costs and expenses	9,158	6,429	38,928
Net loss	$(7,892)	$(5,405)	$(35,195)

Earnings/Distributions per share data
Net loss per share	$(0.47)	$(0.32)	$(2.09)
Dividends declared per common share	$0.02	$-	$0.09

Loan related items
Note balances originated	$3,500	$202,500	$7,953
Number of notes originated	1	1	3
Average note balance originated	$3,500	$202,500	$2,651
Number of loans outstanding	16	35	21
Average loan carrying value	$6,200	$3,266	$4,929
% of portfolio principal – fixed interest rate	55.6%	55.8%	61.8%
% of portfolio principal – variable interest rate	44.4%	44.2%	38.2%
Weighted average interest rate – all loans	10.94%	11.13%	10.48%
Principal balance % by state:
Arizona	75.7%	68.8%	80.0%
California	12.6%	22.4%	12.0%
Texas	0.0%	0.0%	0.0%
Idaho	0.0%	1.4%	0.0%
Other	11.7%	7.4%	8.0%
Total	100.0%	100.0%	100.0%

Credit Quality
Extension fees included in mortgage loan principal	$-	$13,108	$7,664
Interest payments over 30 days delinquent	3,467	4,803	3,491
Principal balance of loans past scheduled maturity	108,701	209,992	144,405
Carrying Value of loans in non accrual status	90,501	105,756	96,284
Valuation allowance	(111,781)	(230,286)	(141,687)
Valuation allowance as % of loan principal outstanding	53.0%	66.8%	57.8%
Net Charge-offs	$29,906	$63,854	$153,453

	March 31,	December 31,
	2012	2011	2010
Average Balance Sheets*
Cash and cash equivalents	$20,813	$16,637	$2,753
Mortgage loan principal outstanding	228,088	327,452	497,870
Valuation allowance	(126,734)	(214,314)	(326,187)
Mortgage loans, net	101,354	113,138	171,682
Real estate owned, net	97,380	93,537	105,754
Other assets	18,662	19,398	17,407
Total assets	$238,209	$242,709	$297,596

Total liabilities	77,030	57,335	23,861
Total stockholders' equity	161,179	185,374	273,735
Total liabilities and owners' equity	$238,209	$242,709	$297,596

* The average balance sheets were computed using the quarterly average balances during each period presented.

	Three Months Ended	Years Ended
	March 31,	December 31,
	2012	2011	2010
Analysis of Mortgage Loan Income by Loan Classification

Pre-entitled Land:
Held for Investment	$-	$-	$-
Processing Entitlements	153	421	86
Entitled Land:
Held for Investment	-	98	173
Infrastructure under Construction	-	46	326
Improved and Held for Vertical Construction	-	-	-
Construction and Existing Structures:
New Structure - Construction in process	25	178	501
Existing Structure Held for Investment	107	423	38
Existing Structure- Improvements	-	161	330
Total Mortgage Loan Income	$285	$1,327	$1,454

	March 31,	December 31,
	2012	2011	2010
Mortgage Loan Principal Balances by Loan Classification
Pre-entitled Land:
Held for Investment	$6,520	$6,484	$6,100
Processing Entitlements	75,248	75,248	139,452
Entitled Land:
Held for Investment	13,889	15,735	73,462
Infrastructure under Construction	7,174	39,397	55,532
Improved and Held for Vertical Construction	5,870	5,870	26,096
Construction and Existing Structures:
New Structure - Construction in process	43,696	45,372	46,808
Existing Structure Held for Investment	3,500	2,000	12,775
Existing Structure- Improvements	55,089	55,084	57,115
Total Mortgage Loan Balances	$210,986	$245,190	$417,340

	March 31,	December 31,
	2012	2011	2010
Average Mortgage Loan Principal Balances by Loan Classification**
Pre-entitled Land:
Held for Investment	$6,502	$6,177	$12,773
Processing Entitlements	75,248	102,900	175,365
Entitled Land:
Held for Investment	14,812	35,784	86,465
Infrastructure under Construction	23,286	52,605	64,437
Improved and Held for Vertical Construction	5,870	22,073	40,336
Construction and Existing Structures:
New Structure - Construction in process	44,534	45,780	46,497
Existing Structure Held for Investment	2,750	6,681	14,613
Existing Structure- Improvements	55,086	55,452	57,384
Total Average Mortgage Loan Balances	$228,088	$327,452	$497,870

** Amounts were computed using the quarterly average balances for each of the periods presented

	March 31,	December 31,
	2012	2011	2010
Average Interest Rate by Loan Classification***
Pre-entitled Land:
Held for Investment	7.9%	7.5%	9.5%
Processing Entitlements	10.5%	10.1%	9.4%
Entitled Land:
Held for Investment	11.5%	11.9%	12.6%
Infrastructure under Construction	10.8%	10.8%	10.6%
Improved and Held for Vertical Construction	12.3%	12.4%	12.3%
Construction and Existing Structures:
New Structure - Construction in process	10.2%	10.0%	10.4%
Existing Structure Held for Investment	12.5%	12.1%	12.1%
Existing Structure- Improvements	12.4%	13.0%	12.5%
Total Overall Average Interest Rate	11.0%	11.0%	11.4%

***Average Interest Rate by Loan Classification were computed by taking an average balance over the trailing 5 quarters

	2012	2011	2010
Average Yield****
Pre-entitled Land:
Held for Investment	0.0%	0.0%	0.0%
Processing Entitlements	0.2%	0.4%	0.0%
Entitled Land:
Held for Investment	0.0%	0.3%	0.2%
Infrastructure under Construction	0.0%	0.1%	0.5%
Improved and Held for Vertical Construction	0.0%	0.0%	0.0%
Construction and Existing Structures:
New Structure - Construction in process	0.1%	0.4%	1.1%
Existing Structure Held for Investment	3.9%	6.3%	0.3%
Existing Structure- Improvements	0.0%	0.3%	0.6%
Overall Average Yield	0.5%	1.0%	0.3%

****	Average Yield is computed using Mortgage Loan Income by Loan Classification as a percent of Average Mortgage Loan Balances by Loan Classification

Note:	Overall Average Yields have decreased due to loans being placed in non-accrual status

Return on Equity and Assets Ratio	2012	2011	2010
Return on assets	(3.3)%	(14.5)%	(22.1)%
Return on equity	(4.9)%	(19.0)%	(24.0)%
Dividend payout ratio	(5.1)%	(4.3)%	0.0%
Equity to assets ratio	67.8%	76.5%	92.1%

	As of and Three
	Months Ended	As of and Year Ended
	March 31,	December 31,
	2012	2011	2010	2009	2008

Allocation of Valuation Allowance by Loan Classification
Pre-entitled Land:
Held for Investment	$(4,865)	$(4,865)	$(4,695)	$(9,623)	$(3,242)
Processing Entitlements	(56,633)	(56,634)	(123,090)	(134,742)	(122,266)
Entitled Land:
Held for Investment	(12,749)	(13,418)	(67,038)	(80,750)	(79,279)
Infrastructure Under Construction	-	(29,347)	(43,920)	(39,441)	(24,863)
Improved and Held for Vertical Construction	(1,988)	(2,232)	(20,547)	(28,696)	(38,522)
Construction & Existing Structures:
New Structure - Construction In-Process	(34,657)	(34,302)	(30,293)	(30,106)	(28,547)
Existing Structure Held for Investment	-	-	(4,557)	(7,070)	(2,954)
Existing Structure - Improvements	(889)	(889)	-	-	(637)
Allowance for Loan Loss/ Valuation Allowance	$(111,781)	$(141,687)	$(294,140)	$(330,428)	$(300,310)

Rollforward of Valuation Allowance by Loan Classifications

Balance at the beginning of period	$(141,687)	$(294,140)	$(330,428)	$(300,310)	$(1,900)

Additions to Valuation Allowance
Pre-entitled Land:
Held for Investment	$-	$(170)	$(2,096)	$(6,381)	$(3,242)
Processing Entitlements	-	5,070	(24,647)	(24,851)	(120,366)
Entitled Land:
Held for Investment	-	(73)	(7,279)	(9,851)	(79,279)
Infrastructure Under Construction	-	(1,084)	(3,185)	(11,990)	(24,863)
Improved and Held for Vertical Construction	-	(542)	(629)	801	(38,522)
Construction & Existing Structures:
New Structure - Construction In-Process	-	(4,119)	(7,736)	(3,218)	(26,137)
Existing Structure Held for Investment	-	807	(1,831)	(4,116)	(2,954)
Existing Structure - Improvements	-	(889)	(51)	(19,693)	(637)
Total provision for credit losses	$-	$(1,000)	$(47,454)	$(79,299)	$(296,000)

Charge-Offs:
Pre-entitled Land:
Held for Investment	$-	$-	$7,024	$-	$-
Processing Entitlements	-	61,386	36,300	12,375	-
Entitled Land:
Held for Investment	669	53,692	20,992	8,380	-
Infrastructure Under Construction	29,348	15,658	(1,295)	(2,588)	-
Improved and Held for Vertical Construction	244	18,857	8,778	9,025	-
Construction & Existing Structures:
New Structure - Construction In-Process	(355)	110	7,548	1,659	-
Existing Structure Held for Investment	-	3,750	4,344	-	-
Existing Structure - Improvements	-	-	51	20,330	-
Total Charge-Offs	$29,906	$153,453	$83,742	$49,181	$-
Net Charge-Offs	$29,906	$153,453	$83,742	$49,181	$-
Net Change in Valuation Allowance	$29,906	$152,453	$36,288	$(30,118)	$(296,000)
Other changes to Valuation Allowance	-	-	-	-	(2,410)
Balance at end of period	$(111,781)	$(141,687)	$(294,140)	$(330,428)	$(300,310)

Ratio of net charge-offs during the period to average loans outstanding during the period	13.1%	46.9%	16.8%	8.4%	0.0%

	March 31,	December 31,
	2012	2011	2010	2009	2008
Scheduled Maturities - One year or less
Pre-entitled Land:
Held for Investment	$6,520	$6,484	$6,100	$13,834	$7,178
Processing Entitlements	70,748	70,749	139,451	185,609	195,168
Entitled Land:
Held for Investment	13,889	15,735	73,462	101,942	89,786
Infrastructure under Construction	7,174	39,397	55,532	27,953	57,908
Improved and Held for vertical Construction	5,870	5,870	26,096	47,227	13,904
Construction and Existing Structures:
New Structure - Construction in process	43,696	45,371	5,330	12,653	43,814
Existing Structure Held for Investment	3,500	2,000	10,391	23,641	37,482
Existing Structure- Improvements	55,089	55,084	3,932	-	97,777
Total Scheduled Maturities - One year or less	$206,486	$240,690	$320,294	$412,859	$543,017
Scheduled Maturities - One to five years
Pre-entitled Land:
Held for Investment	$-	$-	$-	$-	$-
Processing Entitlements	4,500	4,500	-	-	5,735
Entitled Land:
Held for Investment	-	-	-	-	24,520
Infrastructure under Construction	-	-	1	41,886	-
Improved and Held for vertical Construction	-	-	-	-	40,582
Construction and Existing Structures:
New Structure - Construction in process	-	-	41,478	33,670	-
Existing Structure Held for Investment	-	-	2,384	-	-
Existing Structure- Improvements	-	-	53,183	56,033	-
Total Scheduled Maturities - One to five years	$4,500	4,500	97,046	131,589	70,837
Total Loan Principal	$210,986	$245,190	$417,340	$544,448	$613,854

Scheduled Maturities - One to Five Years by Interest Type
Fixed Interest Rates
Pre-entitled Land:
Held for Investment	$-	$-	$-	$-	$-
Processing Entitlements	4,500	4,500	-	-	1,929
Entitled Land:
Held for Investment	-	-	-	-	3,500
Infrastructure under Construction	-	-	-	41,884	-
Improved and Held for vertical Construction	-	-	-	-	10,461
Construction and Existing Structures:
New Structure - Construction in process	-	-	41,478	32,054	-
Existing Structure Held for Investment	-	-	2,000	-	-
Existing Structure- Improvements	-	-	53,183	56,033	-
Total Scheduled Maturities - Fixed interest rate	$4,500	4,500	96,661	129,971	15,890
Variable Interest Rates
Pre-entitled Land:
Held for Investment	$-	-	-	-	-
Processing Entitlements	-	-	-	-	3,807
Entitled Land:					-
Held for Investment	-	-	-	-	21,020
Infrastructure under Construction	-	-	-	-	-
Improved and Held for vertical Construction	-	-	-	-	30,120
Construction and Existing Structures:					-
New Structure - Construction in process	-	-	-	1,618	-
Existing Structure Held for Investment	-	-	385	-	-
Existing Structure- Improvements	-	-	-	-	-
Total Scheduled Maturities - Variable interest rate	$-	-	385	1,618	54,947
Total Loan Principal due One to Five Years	$4,500	$4,500	$97,046	$131,589	$70,837

	March 31,	December 31,
	2012	2011	2010	2009	2008

Performing Loans
Pre-entitled Land:
Held for Investment	$-	$-	$-	$-	$-
Processing Entitlements	4,500	4,500	-	-	146,460
Entitled Land:
Held for Investment	-	-	1,201	-	37,146
Infrastructure under Construction	-	-	-	7,645	40,653
Improved and Held for vertical Construction	-	-	-	-	35,102
Construction and Existing Structures:
New Structure - Construction in process	719	719	2,395	4,805	6,694
Existing Structure Held for Investment	3,500	2,000	2,384	-	23,393
Existing Structure- Improvements	-	-	3,932	-	97,777
Total Performing Loans	$8,719	$7,219	$9,912	$12,450	$387,225

Loans in Default - Non-Accrual
Pre-entitled Land:
Held for Investment	$6,520	$6,484	$6,100	$13,834	$-
Processing Entitlements	70,748	70,748	139,451	185,608	46,636
Entitled Land:
Held for Investment	13,889	15,735	72,261	101,942	3,300
Infrastructure under Construction	7,174	39,397	55,532	62,194	17,255
Improved and Held for vertical Construction	5,870	5,870	26,096	40,051	14,632
Construction and Existing Structures:
New Structure - Construction in process	42,977	44,653	44,414	39,102	13,800
Existing Structure Held for Investment	-	-	10,391	23,640	-
Existing Structure- Improvements	55,089	55,084	53,183	56,033	-
Total Loans in Default - Non-Accrual	$202,267	$237,971	$407,428	$522,404	$95,623

Loans in Default - Other
Pre-entitled Land:
Held for Investment	$-	$-	$-	$-	$7,178
Processing Entitlements	-	-	-	-	7,806
Entitled Land:
Held for Investment	-	-	-	-	73,861
Infrastructure under Construction	-	-	-	-	-
Improved and Held for vertical Construction	-	-	-	7,176	4,752
Construction and Existing Structures:
New Structure - Construction in process	-	-	-	2,418	23,320
Existing Structure Held for Investment	-	-	-	-	14,089
Existing Structure- Improvements	-	-	-	-	-
Total Loans in Default - Other	-	-	-	9,594	131,006
Total Loans in Default	$202,267	$237,971	$407,428	$531,998	$226,629
Total Loan Principal	$210,986	$245,190	$417,340	$544,448	$613,854

Loans in Default by Basis for Default
Loans past maturity date, or other
Pre-entitled Land:
Held for Investment	$6,520	$6,484	$6,100	$13,834	$7,178
Processing Entitlements	70,748	70,748	139,451	181,801	52,791
Entitled Land:
Held for Investment	13,889	15,735	72,261	80,922	73,714
Infrastructure under Construction	7,174	39,397	24,762	20,308	17,255
Improved and Held for vertical Construction	5,870	5,870	26,096	17,106	8,923
Construction and Existing Structures:
New Structure - Construction in process	42,977	44,653	1,261	9,522	36,246
Existing Structure Held for Investment	-	-	10,391	23,641	14,089
Existing Structure- Improvements	55,089	55,084	-	-	-
Total past maturity date	$202,267	$237,971	$280,322	$347,134	$210,196
Loans past due on interest
Pre-entitled Land:
Held for Investment	$-	$-	$-	$-	$-
Processing Entitlements	-	-	-	3,807	1,650
Entitled Land:
Held for Investment	-	-	-	21,020	3,447
Infrastructure under Construction	-	-	30,770	41,886	-
Improved and Held for vertical Construction	-	-	-	30,120	10,461
Construction and Existing Structures:
New Structure - Construction in process	-	-	43,153	31,998	875
Existing Structure Held for Investment	-	-	-	-	-
Existing Structure- Improvements	-	-	53,183	56,033	-
Total past due on interest	-	-	127,106	184,864	16,433
Total loans in default by basis of default	$202,267	$237,971	$407,428	$531,998	$226,629

	Three Months Ended March 31,
	2012 Compared to 2011			2011 Compared to 2010
	Increase (Decrease) due to			Increase (Decrease) due to
	Volume	Rate	Net	Volume	Rate	Net
Pre-entitled Land:
Held for Investment	$(392)	$392	$-	$(209)	$209	$-
Processing Entitlements	(7,423)	7,566	143	(2,887)	2,897	10

Entitled Land:
Held for Investment	(5,641)	5,599	(42)	(4,851)	4,893	42
Infrastructure under Construction	(2,017)	2,005	(12)	(761)	547	(214)
Improved and Held for Vertical Construction	(2,225)	2,225	-	(2,228)	2,089	(139)

Construction and Existing Structures:
New Structure - Construction in process	(123)	46	(77)	614	(669)	(55)
Existing Structure Held for Investment	(854)	924	70	(1,167)	1,204	37
Existing Structure- Improvements	(273)	123	(150)	(1,974)	2,124	150
Total change in mortgage loan income	$(18,948)	$18,880	$(68)	$(13,463)	$13,294	$(169)

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

Results of Operations for the Three months ended March 31, 2012 and 2011

(dollars in thousands)
	Three Months Ended March 31,
Revenues	2012	2011	$ Change	% Change

Mortgage Loan Income	$285	$353	$(68)	(19.3)%
Rental Income	429	488	(59)	(12.1)%
Investment and Other Income	552	183	369	201.6%
Total Revenue	$1,266	$1,024	$242	23.6%

Mortgage Loan Income.

During the three months ended March 31, 2012 and 2011, income from mortgage loans was $0.3 million and $0.4 million, respectively, a decrease of $0.1 million, or 19.3%. The year-over-year decrease in mortgage loan income for the period is attributable to the decrease in the income-earning portion of our loan portfolio. While the total loan portfolio outstanding principal was $211.0 million at March 31, 2012, the income-earning asset balance was $8.7 million with a weighted average interest rate of 12.6%, as compared to outstanding principal of $344.6 million at March 31, 2011, and an income-earning asset balance of $8.5 million with a weighted average interest rate of 9.9%. As of March 31, 2012, 13 of our 16 loans were in default and in non-accrual status, as compared to 27 out of our 35 loans at March 31, 2011.  As such, in the absence of acquiring or originating new loans, we anticipate mortgage income to remain at minimal levels in future periods until such time that we are able to re-commence lending activities.

During the three months ended March 31, 2012, we financed one new loan in connection with the sale of a REO asset with an aggregate principal balance of $3.5 million and an interest rate of 12.5%.

Rental Income.

During the three months ended March 31, 2012, we recognized rental income of $0.4 million and $0.5 million in the corresponding period in 2011, a decrease of $0.1 million or 12.1%. The decrease in rental income is attributed to a settlement of a dispute by granting certain rental concessions granted to our anchor tenant of our medical office building.

Investment and Other Income.

Investment and other income is comprised of interest earned on certain notes receivable from a tenant of one of our operating properties, fees earned from our management of the SWI Fund, and commencing in March 2012, golf, spa and food and beverage revenue from a golf course operation acquired through foreclosure. During the three months ended March 31, 2012, investment income was $0.6 million, an increase of $0.4 million from $0.2 million for the three months ended March 31, 2011, or 201.6%. The year over year net increase in investment and other income is primarily attributable to the foreclosure of an operating property interest in March 2012, offset by a decrease in interest income related to reduced interest earned on the tenant note receivable resulting from principal paydowns since the prior year.

Expenses (dollars in thousands)

	Three Months Ended March 31,
Expenses:	2012	2011	$ Change	% Change

Property Taxes for REO	$698	$840	$(142)	(16.9)%
Other Operating Expenses for REO	794	829	(35)	(4.2)%
Professional Fees	1,861	1,214	647	53.3%
Management Fees	-	-	-	N/A
Default and Related Expenses	201	238	(37)	(15.5)%
General and Administrative Expenses	1,502	1,614	(112)	(6.9)%
Organizational and Offering Costs	-	537	(537)	(100.0)%
Interest Expense	3,251	778	2,473	317.9%
Depreciation and Amortization Expense	928	453	475	104.9%
(Gain) on Disposal of Assets	(77)	(74)	(3)	4.1%

Total Costs and Expenses	$9,158	$6,429	$2,729	42.4%

Property Taxes for REO.

During the three months ended March 31, 2012 and 2011, property tax expense was $0.7 million and $0.8 million, respectively, a decrease of $0.1 million or 16.9%.  The year over year decrease for the three month period is attributed to the sale of certain REO properties, coupled with the payment of past due property taxes resulting in lower penalties on delinquent taxes. We expect such costs and expenses to increase as we continue to exercise remedies on loans in default and to decrease as we dispose of real estate owned.

Other Operating Expenses for REO.

Other operating expenses for REO include home owner association dues, utilities, repairs and maintenance, and other expenses attributable to such properties, as well as costs pertaining to operating properties.  During the three months ended March 31, 2012 and 2011, other operating expenses for REO assets remained consistent at $0.8 million.  While we experienced a decrease in certain REO operating expenses, this was offset by increases from the foreclosure of new operating properties. We expect such costs and expenses to increase as we continue to exercise remedies on loans in default and as activities of operating properties increase, and to decrease as we dispose of real estate owned.

Professional Fees.

During the three months ended March 31, 2012 and 2011, professional fees were $1.9 million and $1.2 million, respectively, an increase of $0.6 million or 53.3%. The increase in these costs for the three month period is primarily attributed to the increases in legal fees incurred in connection with the shareholder litigation and settlement, coupled with increases in professional fees to ITH Partners and NWRA in accordance with the related consulting agreements.

Default and Related Expenses.

During the three months ended March 31, 2012 and 2011, default and related expenses remained consistent at $0.2 million and pertain to the number of defaults and foreclosures experienced by us in 2012 and 2011, and our enforcement against related guarantors.

General and Administrative Expenses.

During the three months ended March 31, 2012 and 2011, general and administrative expenses totaled $1.5 million and $1.6 million, respectively, a decrease of $0.1 million or 6.9%. The decrease in general and administrative expenses is attributed to lower payroll costs offset by an increase in directors and officers insurance costs.

Organizational and Offering Costs.

During the three months ended March 31, 2011, we incurred organizational costs of $0.2 million relating to the start-up of Infinet, an exploratory business venture and our wholly-owned subsidiary. This venture was abandoned effective December 31, 2011. No such costs were incurred during the three months ended March 31, 2012.

During the three months ended March 31, 2011, we wrote-off offering costs incurred totaling $0.3 million relating to our potential initial public offering. Because the consummation of any prospective initial public offering is not probable in the near term, we expensed all such costs until we have a definitive timeline established for any prospective initial public offering.

Interest Expense.

Interest expense includes interest incurred in connection with the NW Capital loan and borrowings from various other lenders. During the three months ended March 31, 2012, interest expense was $3.3 million as compared to $0.8 million for the same period in 2011, an increase of $2.5 million or 317.9%. The increase in interest expense is attributed to interest incurred on the $50.0 million NW Capital loan which closed in June 2011, as well as the amortization of the related deferred financing costs.

Depreciation and Amortization Expense.

During the three months ended March 31, 2012 and 2011, depreciation and amortization expenses were $0.9 million and $0.5 million, respectively, an increase of $0.5 million or 104.9%. The increase is attributed to accelerated depreciation on certain leasehold improvements, as well as depreciation recorded on operating property assets acquired through foreclosure in March 2012.

Gain on Disposal of Assets.

During the three months ended March 31, 2012, we sold an REO asset for $4.3 million (net of selling costs) and recognized a net gain of approximately $0.1 million. During the three months ended March 31, 2011, we sold one REO asset for $0.2 million (net of selling costs) and recognized a net gain of approximately $0.1 million.

Provisions for Credit Losses and Impairment of REO.

Based on the valuation analysis performed on our loan portfolio during the three months ended March 31, 2012 and 2011, we recorded no provisions for credit losses or impairment in the valuation of REO.

Loan Originations, Loan Types, Borrowers, the Underwriting Process and Loan Monitoring

Lending Activities

As of March 31, 2012, our loan portfolio consisted of 16 first mortgage loans with a carrying value of $99.2 million. In comparison, as of December 31, 2011, our loan portfolio consisted of 21 first mortgage loans with a carrying value of $103.5 million. Given the non-performing status of the majority of the loan portfolio and the suspension of significant lending activities, there continues to be limited loan activity during the three months ended March 31, 2012. Except for the origination of one loan totaling $3.5 million relating to the financing of a portion of the sale of an REO asset, no other new loans were originated during the three months ended March 31, 2012.  Similarly, we originated only one loan during the same period in 2011 totaling $0.2 million relating to the partial financing of the sale of certain REO assets. As of March 31, 2012 and December 31, 2011, the valuation allowance represented 53.0% and 57.8%, respectively, of the total outstanding loan principal balances.

Lien Priority

Historically, all mortgage loans have been collateralized by first deeds of trust (mortgages) on real property, and generally include a personal guarantee by the principals of the borrower. Often the loans are secured by additional collateral. However, as of March 31, 2012, there were outstanding third-party loans totaling $20.4 million secured by a portion of our collateral that were superior to our lien position on two of our loans with outstanding principal balances totaling $122.6 million. Subsequent to March 31, 2012, we paid off one of the senior liens in the amount of $1.2 million, which was treated as a protective advance under the loan. As of December 31, 2011, we had subordinated two first lien mortgages to third-party lenders in the amount of $20.4 million. While subordinations of our first lien positions are not expected to be a common occurrence in the future, we may find it necessary to do so in an effort to maximize the opportunity for recovery of our investment.

Changes in the Loan Portfolio Profile

Average Loan Size

At March 31, 2012, the average principal balance for our loans was $13.2 million, as compared to $11.7 million at December 31, 2011. The increase in average note balance is a result of the foreclosure of certain lower balance loans during the three months ended March 31, 2012.

Geographic Diversification

At March 31,2012, our mortgage loans consist of loans where the primary collateral is located in Arizona, California, New Mexico, Nevada and Utah. The concentration of our loan portfolio in Arizona and California, markets in which values have been severely impacted by the decline in the real estate market, totals 88.3% and 92.0% at March 31,2012 and December 31, 2011, respectively. The change in the geographic diversification of our loans is primarily attributed to the foreclosure and transfer of such loans to REO assets. There has been no other material change in our geographical diversification or concentrations since December 31, 2011.

While our geographic concentration has been focused primarily in the southwestern United States, we expect to further diversify our investments geographically if attractive opportunities arise when we recommence lending activities.

See “Note 3 – Mortgage Investments, Loan Participations and Loan Sales” in the accompanying condensed consolidated financial statements and Item 2. - "Management’s Discussion and Analysis of Financial Condition and Results of Operations - Selected Financial Data" for additional information regarding the geographic diversification of our mortgage investment portfolio.

Interest Rate Information

Our loan portfolio includes loans that carry variable and fixed interest rates. All variable interest rate loans are indexed to the Prime rate with interest rate floors. At March 31, 2012 and December 31, 2011, respectively, the Prime rate was 3.25% per annum.

Despite these interest rates, the majority of our existing loans are in non-accrual status. As of March 31, 2012, we had three performing loans with an average outstanding principal balance of $2.9 million and a weighted average interest rate of 12.6%. At December 31, 2011, three of our 21 portfolio loans were performing and had an average principal balance of $2.4 million and a weighted average interest rate of 10.6%. For additional discussion regarding the impact of pro forma increases or decreases in the Prime rate, see “Quantitative and Qualitative Disclosures about Market Risk” located in our previously filed Form 10-K.

See “Note 3 – Mortgage Investments, Loan Participations and Loan Sales” in the accompanying condensed consolidated financial statements and Item 2. - "Management’s Discussion and Analysis of Financial Condition and Results of Operations - Selected Financial Data" for additional information regarding interest rates for our loan portfolio.

Loan and Borrower Attributes

Our existing borrowers generally consist of land developers, homebuilders, commercial property developers and real estate investors, while the collateral supporting our loans generally consists of fee simple real estate zoned for residential, commercial or industrial use. We also classify loans into categories based on the underlying collateral’s projected end-use for purposes of identifying and managing loan concentration and associated risks. With our suspension of the funding of new loans, the concentration of our current portfolio loans by development status and expected end-use of the underlying collateral has not changed materially, and is not expect to change materially, until we begin making new mortgage and other real estate investments.

As of March 31, 2012, the original projected end-use of the collateral under our loans was comprised of 37.4% residential, 35.7% mixed-use, 26.5% commercial and the balance for industrial. As of December 31, 2011, the original projected end-use of the collateral under our loans was comprised of 46.8% residential, 30.7% mixed-use, 22.1% commercial and the balance for industrial. Changes in classifications are primarily a result of foreclosures of certain loans, unless loans are modified and additional loan amounts advanced to allow a borrower’s project to progress to the next phase of the project’s development.

At March 31, 2012, approximately 49% of the valuation allowance was attributable to residential-related projects, 51% to mixed-use projects and the balance to commercial and industrial projects. At December 31, 2011, approximately 60% of the valuation allowance was attributable to residential-related projects, 40% to mixed-use projects and the balance to commercial and industrial projects.

See “Note 3 – Mortgage Investments, Loan Participations and Loan Sales” in the accompanying condensed consolidated financial statements and Item 2. - "Management’s Discussion and Analysis of Financial Condition and Results of Operations - Selected Financial Data" for additional information regarding the classification of our loan portfolio.

Changes in the Portfolio Profile — Scheduled Maturities

The outstanding principal balance of mortgage loans, net of the valuation allowance, as of March 31, 2012 , have scheduled maturity dates within the next several quarters as follows (dollars in thousands):

March 31, 2012
Quarter	#	Amount	Percent
Matured	11	$108,701	51.5%
Q3 2012	3	97,066	46.0%
Q1 2013	1	719	0.4%
Q3 2013	1	4,500	2.1%
Total	16	210,986	100.0%
Less: Valuation Allowance		(111,781)

Net Carrying Value		$99,205

Of the total of matured loans as of March 31, 2012, approximately 18.3% matured in the year ended December 31, 2008, 70.7% matured in the year ended December 31, 2009, 7.6% matured in the year ended December 31, 2010, and 3.4% matured in the year ended December 31, 2011.

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

Operating Properties and Real Estate Held for Development or Sale

A discussion and summary of Operating Properties and REO held for development or sale as of March 31, 2012 is presented in Note 4 of the accompanying financial statements under the heading entitled “Operating Properties and Real Estate Held for Development or Sale”.

During the three months ended March 31, 2012, we foreclosed on five loans (resulting in four property additions) with a carrying value of $8.3 million as of March 31, 2012. In addition, During the three months ended March 31, 2012, we sold one REO assets for $4.3 million (net of selling costs), of which we financed $3.5 million, for a gain of $0.1 million.

Important Relationships Between Capital Resources and Results of Operations

Summary of Existing Loans in Default

At March 31, 2012, there were 13 loans in default with a net carrying value of $90.5 million, as compared to 18 loans with a carrying value of $96.3 million at December 31, 2011. Of the 18 loans that were in default at December 31, 2011, 13 of these loans remained in default status as of March 31, 2012, and five such loans with a net carrying value of $5.8 million were foreclosed upon during the three months ended March 31, 2012.

See “Note 3 – Mortgage Investments, Loan Participations and Loan Sales” in the accompanying condensed consolidated financial statements and Item 2. - "Management’s Discussion and Analysis of Financial Condition and Results of Operations - Selected Financial Data" for additional information regarding the classification of our loan portfolio.

Valuation Allowance and Fair Value Measurement of Loans and Real Estate Held for Sale

A discussion of our valuation allowance, fair value measurement, valuation categories and summaries of the procedures performed in connection with our fair value analysis as of March 31, 2012, is presented in Note 5 of the accompanying financial statements. We recorded no provisions for credit losses during the three months ended March 31, 2012 or 2011.

In addition, we did not record any impairment charges for our REO assets during the three months ended March 31, 2012 or 2011.

Leverage to Enhance Yields

We did not undertake any borrowing activities during the three months ended March 31, 2012. See “Note 6 – Debt and Notes Payable” in the accompanying condensed consolidated financial statements for additional information regarding our outstanding indebtedness.

We may deem it beneficial, if not necessary, to employ additional leverage in the future.

Off-Balance Sheet Arrangements

Upon the initial funding of loans, we typically establish a reserve for future interest payments which is deposited into a controlled disbursement account in the name of the borrower for our benefit. These accounts, which are held in the name of the borrowers, are not included in our consolidated balance sheets. However, as of March 31, 2012, there were no such amounts outstanding and we did not have any other off-balance sheet arrangements.

Liquidity and Capital Resources

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

At March 31, 2012, we had cash and cash equivalents of $20.3 million, as well as loans held for sale totaling $99.2 million and REO held for sale of $28.0 million. These items comprise our primary sources of liquidity and we believe they are sufficient to cover our liquidity needs over the next twelve months. However, there is no assurance that we will be successful in selling existing real estate assets in a timely manner or in obtaining additional financing, if needed, to sufficiently fund future operations or to implement our investment strategy. Further, each sale requires the approval of the holders of our convertible note payable.  Our failure to generate sustainable earning assets and successfully liquidate a sufficient number of our loans and real estate assets, including receiving approval from our lender of such liquidations, may have a further material adverse effect on our business, results of operations and financial position.

Our requirements for and sources of liquidity and capital resources are described in more detail in our Annual Report on Form 10-K for the year ended December 31, 2011. There have been no material changes to our requirements for liquidity from those described in our previously filed annual report on Form 10-K as of and for the three months ended March 31, 2012.

Cash Flows

Cash Used In Operating Activities.

Cash used in operating activities was $3.1 million for the three months ended March 31, 2012 as compared to $4.1 million for the three months ended March 31, 2011. Cash used in operating activities includes the cash generated from interest and other mortgage income from our loan portfolio, offset by amounts paid for property taxes and other operating costs for REO assets, professional fees, general and administrative expenses and other expenses, as well as, interest on notes payable. The decrease in cash used in operating activities for the three months ended March 31, 2012 compared to the 2011 period is attributed to the lower payment for various operating activities coupled with higher collections of receivables.

Cash Provided By Investing Activities.

Net cash provided by investing activities was $2.6 million for the three months ended March 31, 2012 compared to $2.8 million for the 2011 period. Net cash provided by investing activities remained relatively consistent due to the sale and recoveries of REO assets and loans and the receipt of mortgage loan payments. These amounts were offset by mortgage fundings and capital outlays of REO.

Cash Provided by (Used in) Financing Activities.

Net cash used in financing activities was $0.5 million for the three months ended March 31, 2012 as compared to net cash provided by financing activities of $1.2 million for the three months ended March 31, 2011. The decrease is primarily due to payment of shareholder dividends coupled with a decrease in net proceeds from notes payable , net of related debt issuance costs.

Critical Accounting Policies

Our critical accounting policies are disclosed in our previously filed Annual Report on Form 10-K for the fiscal year ended December 31, 2011.  As of March 31, 2012, there has been no significant change in our critical accounting policies from December 31, 2011, except as disclosed in Note 2 of the unaudited condensed consolidated financial statements included with this Form 10-Q.

Recent Accounting Pronouncements

For information regarding recent accounting pronouncements that are applicable to us, see Note 2 to our unaudited condensed consolidated financial statements included with this Form 10-Q.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Our quantitative and qualitative disclosures about market risk are disclosed in our previously filed Annual Report on Form 10-K for the year ended December 31, 2011.  As of March 31, 2012, there has been no significant changes in our market risks from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

Interest Rate Risk

Because over 95% of the principal balances of our loans are in non-accrual status as of March 31, 2012, changes in weighted average interest rates for our loan portfolio have little impact on interest income.

The following table contains information about our mortgage loan principal balances as of March 31, 2012, presented separately for fixed and variable rates and the calendar quarters in which such mortgage investments mature (in thousands).

Loan Rates:	Matured	Q3 2012	Q1 2013	Q3 2013	Total
			(in thousands)
Variable	$93,030	$-	$719	$-	$93,749
Fixed	15,671	97,066	-	4,500	117,237
	$108,701	$97,066	$719	$4,500	210,986
Less: Valuation Allowance					(111,781)
Net Carrying Value					$99,205

As of March 31, 2012, we had cash and cash equivalents totaling $20.3 million (or 8.6% of total assets), respectively, all of which were held in bank accounts or highly liquid money market accounts or short-term certificates of deposit. We have historically targeted between 3% and 5% of the principal balance of our outstanding portfolio loans to be held in such accounts as a working capital reserve. However, our actual deployment in the future may vary depending on a variety of factors, including the timing and amount of debt or capital raised and the timing and amount of investments made. We believe that these financial assets do not give rise to significant interest rate risk due to their short-term nature.

 Item 4.     Controls and Procedures

Controls and Procedures

Our management has evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Form 10-Q.

Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2012 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes to Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our fiscal quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The status of our legal proceedings is provided in Note 10 – “Commitments and Contingencies” of the accompanying condensed consolidated financial statements and is incorporated herein by reference.

Item 1A.	Risk Factors.

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Item 1A, “Risk Factors,” in our previously filed Form 10-K for the year ended December 31, 2011, which could materially affect our business, financial condition or results of operations.   The risks described in our Form 10-K are not the only risks we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.	Defaults Upon Senior Securities.

Not applicable

Item 4.   Mine Safety Disclosures

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

Date: May 15, 2012	IMH FINANCIAL CORPORATION

	By:	/s/ Steven Darak
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

