Form 10-Q
period 2012-06-30
IMH Financial Corp
filed 2012-08-14
CIK 1397403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The registrant had 50,000 shares of Common Stock, 3,811,342 shares of Class B-1 Common Stock, 3,811,342 shares of Class B-2 Common Stock, 7,735,169 shares of Class B-3 Common Stock, 627,579 shares of Class B-4 Common Stock and 838,448 shares of Class C Common Stock, which were collectively convertible into 16,873,880 outstanding common shares as of August 14, 2012.

IMH FINANCIAL CORPORATION

QUARTERLY REPORT ON FORM 10-Q

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

IMH FINANCIAL CORPORATION

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	June 30,	December 31,
	2012	2011 (1)
	(Unaudited)	(Restated)
ASSETS
Cash and Cash Equivalents	$17,860	$21,322
Mortgage Loans Held for Sale, Net	83,198	108,186
Real Estate Acquired through Foreclosure Held for Sale	54,760	34,644
Real Estate Acquired through Foreclosure Held for Development	42,590	47,252
Deferred Financing Costs, Net	5,487	6,004
Other Receivables	3,496	5,423
Other Assets	4,142	2,903
Operating Properties Acquired through Foreclosure	21,262	19,611
Property and Equipment, Net	593	1,013

Total Assets	$233,388	$246,358

LIABILITIES
Accounts Payable and Accrued Expenses	$3,957	$7,183
Accrued Property Taxes	6,137	5,308
Dividends Payable	400	506
Notes Payable, Net of Discount	5,002	4,712
Special Assessment Obligations	6,031	6,031
Accrued Interest Payable	1,913	425
Liabilities of Assets Held for Sale	719	591
Tenant Deposits and Funds Held for Others	539	744
Convertible Notes Payable, Net of Discount	47,528	45,155
Exit Fee Payable	10,448	10,448

Total Liabilities	82,674	81,103

Commitments and Contingent Liabilities

STOCKHOLDERS' EQUITY
Common stock, $.01 par value; 200,000,000 shares authorized;
16,873,880 shares outstanding at June 30, 2012 and December 31, 2011	170	170
Preferred stock, $.01 par value; 100,000,000 shares authorized;
none outstanding	-	-
Paid-in Capital	725,334	725,835
Accumulated Deficit	(574,790)	(560,750)
Total Stockholders' Equity	150,714	165,255

Total Liabilities and Stockholders' Equity	$233,388	$246,358

(1)	The condensed consolidated balance sheet as of December 31, 2011 has been derived from the audited consolidated financial statements included in the Company's annual report on Form 10-K, subject to the restatements described in note 2 herein.

The accompanying notes are an integral part of these statements

IMH FINANCIAL CORPORATION

Unaudited Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

REVENUE:
Mortgage Loan Income, Net	$313	$313	$598	$666
Rental Income	377	451	806	939
Investment and Other Income	615	117	1,168	300

Total Revenue	1,305	881	2,572	1,905

COSTS AND EXPENSES:
Property Taxes for Real Estate Owned	515	735	1,218	1,575
Other Operating Expenses for Real Estate Owned	1,308	831	2,097	1,660
Professional Fees	550	1,257	2,411	2,609
Default and Enforcement Related Expenses	377	279	579	518
General and Administrative Expenses	1,496	4,279	2,997	5,893
Organizational and Offering Costs	-	110	-	509
Interest Expense	3,596	1,490	6,847	2,268
Depreciation and Amortization Expense	658	456	1,586	909
Gain on Disposal of Assets	(146)	(208)	(223)	(282)
Total Operating Expenses	8,354	9,229	17,512	15,659

Provision for (Recovery of) Credit Losses	(900)	(3,000)	(900)	(3,000)
Impairment of Real Estate Owned	-	1,529	-	1,529
Total Provision and Impairment Charges	-	(1,471)	-	(1,471)

Total Costs and Expenses	7,454	7,758	16,612	14,188

Loss before income taxes	(6,149)	(6,877)	(14,040)	(12,283)

Provision for Income Taxes	-	-	-	-

NET LOSS	$(6,149)	$(6,877)	$(14,040)	$(12,283)

Basic and diluted loss per common share
Net Loss per Share	$(0.36)	$(0.41)	$(0.83)	$(0.73)
Weighted Average Common Shares Outstanding	16,873,880	16,832,778	16,873,880	16,826,740

The accompanying notes are an integral part of these statements

IMH FINANCIAL CORPORATION

Unaudited Condensed Consolidated Statement of Stockholders’ Equity

Six Months Ended June 30, 2012

(Dollars in thousands)

					Total
	Common Stock			Accumulated	Stockholders'
	Shares	Amount	Paid-in Capital	Deficit	Equity
Balances at December 31, 2011	16,873,880	$170	$725,835	$(560,750)	$165,255

Net Loss - Six Months Ended June 30, 2012	-	-	-	(14,040)	(14,040)
Dividends Declared	-	-	(800)	-	(800)
Stock-Based Compensation	-	-	299	-	299
Balances at June 30, 2012 (unaudited)	16,873,880	$170	$725,334	$(574,790)	$150,714

The accompanying notes are an integral part of these statements

IMH FINANCIAL CORPORATION

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands)

	Six Months Ended June 30,
	2012	2011
CASH FLOWS - OPERATING ACTIVITIES
Net Loss	$(14,040)	$(12,283)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for Credit Losses	-	(3,000)
Impairment of Real Estate Owned	-	1,529
Stock-Based Compensation and Option Amortization	299	1,286
Gain on Disposal of Assets	(223)	(280)
Amortization of Deferred Financing Costs	610	588
Depreciation and Amortization Expense	1,586	909
Accretion of Discount on Notes Payable	1,248	257
Increase (decrease) in cash resulting from changes in:
Funds held in Escrow	-	(7,825)
Accrued Interest Receivable	(172)	(371)
Other Receivables	1,972	768
Other Assets	(1,303)	(1,786)
Accrued Property Taxes	(1,300)	546
Accounts Payable and Accrued Expenses	(3,400)	(1,613)
Accrued Interest Payable	2,903	-
Liabilities of Assets Held for Sale	(849)	449
Tenant Deposits and Funds Held for Others	(453)	72

Total adjustments	918	(8,471)

Net cash used in operating activities	(13,122)	(20,754)

CASH FLOWS - INVESTING ACTIVITIES
Proceeds from Sale/Recovery of Real Estate Owned	10,415	3,210
Proceeds from Sale of Loans	-	1,374
Purchases of Property and Equipment	(329)	(4)
Mortgage Loan Fundings and Protective Advances	(1,465)	(2,610)
Mortgage Loan Repayments	2,186	3,699
Investment in Real Estate Owned	(148)	(561)
Net cash provided by investing activities	10,659	5,108

CASH FLOWS - FINANCING ACTIVITIES
Proceeds from Notes Payable	-	1,500
Proceeds from Convertible Notes Payable	-	50,000
Debt Issuance Costs	(93)	(7,768)
Repayments of Notes Payable	-	(4,139)
Dividends Paid	(906)	-
Net cash provided by (used in) financing activities	(999)	39,593

NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,462)	23,947

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	21,322	831

CASH AND CASH EQUIVALENTS, END OF PERIOD	$17,860	$24,778

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$2,086	$748
Real Estate Acquired Through Foreclosure	$33,264	$8,453
Accrued Interest added to Notes Payable Principal	$1,415	$-

The accompanying notes are an integral part of these statements

IMH FINANCIAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

NOTE 1- BUSINESS, BASIS OF PRESENTATION AND LIQUIDITY

Business

IMH Financial Corporation (the “Company”) is a real estate investor and finance company based in the southwest United States with over a decade of experience in various and diverse facets of the real estate lending and investment process, including origination, acquisition, underwriting, documentation, servicing, construction, enforcement, development, marketing, and disposition. The Company’s focus is to invest in, manage and dispose of commercial real estate mortgage investments, and to perform all functions reasonably related thereto, including developing, managing and either holding for investment or disposing of real property acquired through foreclosure or other means. The Company also seeks to capitalize on opportunities to invest in selected real estate platforms under the direction of seasoned professionals in those areas. We were formed as a result of a series of transactions that were executed on June 18, 2010 that we refer to as the Conversion Transactions, which included (i) the conversion of our predecessor entity, IMH Secured Loan Fund (the “Fund”), from a Delaware limited liability company into a newly-formed Delaware corporation named IMH Financial Corporation, and (ii) internalization of the Fund manager, Investor’s Mortgage Holdings, Inc. (the “Manager”), through an acquisition by the Company of all of the outstanding shares of the Manager, and all of the outstanding membership interests of IMH Holdings, LLC (“Holdings”).

Basis of Presentation

The accompanying unaudited, condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for a complete set of financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the results for the periods presented have been made. Operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2012. These condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended December 31, 2011.

The accompanying unaudited condensed consolidated financial statements include the accounts of IMH Financial Corporation and the following wholly-owned operating subsidiaries: Investor’s Mortgage Holdings, Inc., an Arizona corporation, Investors Mortgage Holdings California, Inc., a California corporation, IMH Holdings, LLC, a Delaware limited liability corporation, and various other wholly owned subsidiaries established in connection with the acquisition of real estate either through foreclosure or purchase.  Holdings is a holding company for two wholly-owned subsidiaries: IMH Management Services, LLC, an Arizona limited liability company, and SWI Management, LLC, an Arizona limited liability company. IMH Management Services, LLC provides us and our affiliates with human resources and administrative services, including the supply of employees, and SWI Management, LLC, or “SWIM”, acts as the manager for the Strategic Wealth & Income Company, LLC, or the SWI Fund. In addition, during the year ended December 31, 2011, we formed a new wholly-owned subsidiary, INFINET Financial Group, LLC (“Infinet”), to undertake an exploratory business venture to capitalize on our extensive network of broker-dealer relationships. Effective December 31, 2011, management elected to abandon the exploratory business venture. All significant intercompany accounts and transactions have been eliminated in consolidation.

Liquidity

As of June 30, 2012, our accumulated deficit aggregated $574.8 million primarily as a result of previous provisions for credit losses recorded relating to the change in the fair value of the collateral securing our loan portfolio and impairment charges relating to the value of real estate owned assets acquired primarily through foreclosure, as well as on-going net operating losses in recent periods resulting from the lack of income-producing assets. As a result of the erosion of the U.S. and global real estate and credit markets, we continue to experience loan defaults and foreclosures on our mortgage loans. In addition, we have found it necessary to modify certain loans, which have resulted in extended maturities of two years or longer and we believe may need to modify additional loans in an effort to, among other things, protect our collateral.

IMH FINANCIAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

NOTE 1- BUSINESS, BASIS OF PRESENTATION AND LIQUIDITY - (continued)

In June 2011, we entered into and closed funding of a $50.0 million senior secured convertible loan with NWRA Ventures I, LLC (“NW Capital”), which has provided us with working capital and funding for our general business needs. To supplement this financing and in order to implement our business strategy, our liquidity plan includes selling whole loans or participating interests in loans and selling certain of our real estate owned assets. As of June 30, 2012, our entire loan portfolio with an aggregate carrying value of $83.2 million is held for sale. In addition, as of June 30, 2012, real estate owned (“REO”) projects with a carrying value totaling $54.8 million were being actively marketed for sale. During the six months ended June 30, 2012, we sold certain loans and REO assets and collected other recoveries generating approximately $10.4 million in cash, net of the amounts financed by us. We also received $2.2 million in mortgage loan paydowns during the six months ended June 30, 2012. At June 30, 2012, we had cash and cash equivalents of $17.9 million.

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

Our significant accounting policies are disclosed in our previously filed Annual Report on Form 10-K for the fiscal year ended December 31, 2011.  During the six months ended June 30, 2012, there were no material changes in our significant accounting policies, except as described below.

Restatement of Previously Issued Consolidated Financial Statements

The Company identified two REO projects located in Buckeye, AZ and Apple Valley, MN, which have community facilities district (CFD) special revenue bonds and special assessments, respectively. The Company acquired these two projects as a result of foreclosure of the underlying collateral on the loans in 2010 and 2009, respectively. Because these CFD and special assessment obligations are fixed in amount and for a fixed period of time, they are deemed to be obligations of the Company. The obligations assumed for the Company’s allocated share of CFD special revenue bonds and special assessments were not recorded when the real estate was acquired, but rather the assessments were recorded as property taxes as amounts were billed by the respective taxing authority. The Company prospectively corrected the identified misstatement by recording the CFD special revenue bonds and special assessments obligations totaling $6.0 million as a liability with an equal increase in the carrying value of the related real estate assets on the June 30, 2012 consolidated balance sheet. The REO assets held for sale are reported at the lower of carrying amount or fair value, less estimated costs to sell the property and the REO assets held for development are reported at lower of cost or estimated realizable value, as applicable.

The Company has identified a misstatement in the manner in which it presented accrued mortgage loan interest in its consolidated balance sheet as of December 31, 2011 and for its prior period end reporting periods. Specifically, the accrued interest should have been reflected as a component of mortgage loans held for sale, where the offsetting valuation allowance was reflected. The balance of the accrued interest receivable at December 31, 2011 totaled $4.7 million and the related valuation allowance reflected in mortgage loans held for sale totaled $4.5 million at such date.

These corrections had no impact on stockholders’ equity as of December 31, 2011 or on net loss or basic and diluted loss per share for the year then ended. The Company has assessed these misstatements in financial statement presentation and has determined that, on both a qualitative and quantitative basis, the adjustments are immaterial, both individually and in the aggregate, to the consolidated financial statements, and thus the Company will not amend any of its prior quarterly and annual reports on Form 10Q and 10K, and that it will adjust its presentation on a prospective basis. In order to provide consistency in the Company’s financial reporting, the December 31, 2011 consolidated balance sheet presented herein has been adjusted to appropriately reflect the corrections described above. The following table summarizes the effect of these corrections on the previously filed balance sheet as of December 31, 2011, which were adjusted for comparative purposes only:

		December 31, 2011 Balances
	As Previously		As
ASSETS	Reported	Adjustment	Restated

Mortgage Loans Held for Sale, Net	$103,503	$4,683	$108,186
Accrued Interest Receivable	4,683	(4,683)	-
Real Estate Acquired through Foreclosure Held for Sale	30,945	3,699	34,644
Real Estate Acquired through Foreclosure Held for Development	44,920	2,332	47,252
Total Assets	240,327	6,031	246,358

LIABILITIES
Special Assessment Obligations	-	6,031	6,031
Total Liabilities	75,072	6,031	81,103

Segment Reporting

Our operations are organized and managed according to a number of factors, including product categories and geographic locations. As our business has evolved from that of a lender to an owner and operator of various types of real properties, our reportable segments have also changed in order to more effectively manage and assess operating performance. As permitted under Accounting Standards Codification (“ASC”) Topic 280 (“ASC 280”), “Segment Reporting,” certain operations have been aggregated into operating segments having similar economic characteristics and products. Accordingly, in the first quarter of 2012, we changed the composition of the Company’s reportable segments based on the products and services offered and management’s intent for such assets to include the following: Mortgage and REO-Legacy Portfolio and Other Operations, Commercial Real Estate Leasing Operations, Hospitality and Entertainment Operations, and Corporate and Other, as described in Note 9 of these consolidated financial statements.

Reclassifications

Certain 2011 amounts have been reclassified to conform to the 2012 financial statement presentation.

IMH FINANCIAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

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

Disclosures about Offsetting Assets and Liabilities

In December 2011, the FASB issued guidance on offsetting (netting) assets and liabilities. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The new guidance is effective for annual periods beginning after January 1, 2013. The Company does not believe that this will have a material impact on its consolidated financial statements.

Comprehensive Income

In June 2011, the FASB updated the accounting standards related to the presentation of comprehensive income. The standard requires entities to present all non-owner changes in stockholders’ equity either in a single continuous statement of comprehensive income or in two separate but consecutive statements. A subsequent ASU modified the effective date of certain provisions concerning whether it is necessary to require entities to present reclassification adjustments by component in both the statement where net income is presented and the statement where other comprehensive income is presented for both interim and annual financial statements, reverting to earlier guidance until the board completes its deliberations on the requested changes. The ASU, as modified, became effective for fiscal periods beginning after December 15, 2011. The standard is to be applied retrospectively. The adoption of the standard did not impact the Company’s consolidated financial condition and results of operations since to date we do not have any items giving rise to other comprehensive income (loss).

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

IMH FINANCIAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

NOTE 3 – MORTGAGE INVESTMENTS, LOAN PARTICIPATIONS AND LOAN SALES

Lien Priority

Except in limited circumstances, our mortgage loans are collateralized by first deeds of trust (mortgages) on real property and generally include a personal guarantee by the principals of the borrower and, often times, the loans are secured by additional collateral. However, as of June 30, 2012, there was an outstanding third-party loan totaling $17.7 million secured by a portion of our collateral that was superior to our lien position on one of our loans with an outstanding principal and accrued interest balance of $51.8 million. As of December 31, 2011, we had subordinated two first lien mortgages to third-party lenders in the amount of $20.4 million.

Lending Activities

Given the non-performing status of the majority of the loan portfolio, there has been limited loan activity during the six months ended June 30, 2012. During the six months ended June 30, 2012, we originated two loans in the amount of $5.5 million relating to the financing of a portion of the sale of certain REO assets.  At June 30, 2012, the average principal balance for our 13 loans was $10.4 million, as compared to $11.7 million for our 21 loans at December 31, 2011. A roll-forward of loan activity during the six months ended June 30, 2012 is as follows (in thousands):

	Principal	Interest	Valuation	Carrying
	Outstanding	Receivable	Allowance	Value
Balances at December 31, 2011, as previously reported	$245,190	$-	$(141,687)	$103,503
Adjustment for Accrued Interest Receivable (note 2)	-	4,683	-	4,683
Balances at December 31, 2011 as restated	245,190	4,683	(141,687)	108,186
Additions:
Principal fundings - cash	1,465	598	-	2,063
Principal fundings - asset sale financing	5,500	-	-	5,500
Reductions:
Principal repayments	(2,186)	(427)	-	(2,613)
Valuation adjustment	-	-	(23)	(23)
Foreclosures/transfers to Real Estate Owned	(115,319)	(3,226)	88,630	(29,915)
Balances at June 30, 2012	$134,650	$1,628	$(53,080)	$83,198

As of June 30, 2012, we had four performing loans with an average outstanding principal balance of $2.6 million and a weighted average interest rate of 12.5%. As of June 30, 2012 and December 31, 2011, the valuation allowance represented 38.9% and 56.7%, respectively of the total outstanding loan principal and interest balances.

Loan Maturities

The outstanding principal and interest receivable balances of our mortgage loans, net of the valuation allowance, as of June 30, 2012, have scheduled maturity dates within the next several quarters, as follows (dollars in thousands) :

June 30, 2012
Quarter	#	Amount	Percent
Matured	7	$31,792	23.3%
Q3 2012	3	97,102	71.2%
Q1 2013	1	539	0.4%
Q2 2013	1	2,000	1.5%
Q3 2013	1	4,845	3.6%
Total	13	136,278	100.0%
Less: Valuation Allowance		(53,080)

Net Carrying Value		$83,198

IMH FINANCIAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

NOTE 3 – MORTGAGE INVESTMENTS, LOAN PARTICIPATIONS AND LOAN SALES – (continued)

Given the non-performing status of the majority of the loan portfolio, the sustained depression of real estate values and lack of available takeout financing, we do not expect the payoffs to materialize in the respective quarters. We may find it necessary to foreclose, modify, extend, make protective advances or sell such loans in order to protect our collateral, maximize our return or generate additional liquidity. During the six months ended June 30, 2012, we extended the maturity date for one loan by twelve months. The modification did not result in forgiveness of interest or principal, but the interest rate on that loan was increased from 11% to 14%.

Loans in Default

We continue to experience loan defaults as a result of depressed real estate market conditions and lack of takeout financing in the marketplace. A summary and roll-forward of activity of loans in default through June 30, 2012 is as follows (dollars in thousands):

		Accrued		Net
	Principal	Interest	Valuation	Carrying	# of
	Outstanding	Receivable	Allowance	Value	Loans
Balances - December 31, 2011	$237,971	$4,467	$(141,687)	$101,259	18

Additions:
Loans added to default - non accrual	-	-	-	-	-
Additional loan fundings	1,465	-	-	1,465	-
Allowance adjustment	-	-	(23)	(23)	-

Reductions :
Loans removed from default - foreclosure	(115,319)	(3,226)	88,630	(29,915)	(9)

Balances - June 30, 2012	$124,117	$1,241	$(53,080)	$72,278	9

Of the 18 loans that were in default at December 31, 2011, nine of these loans remained in default status as of June 30, 2012, and nine such loans with a net carrying value of $29.9 million were foreclosed upon during the six months ended June 30, 2012. The valuation allowance transferred to real estate owned is treated as a charge-off at the time of foreclosure.

We are currently exercising enforcement action which we believe could lead to foreclosure upon eight of the nine loans in default at June 30, 2012. We are continuing to work with the borrower with respect to the remaining one loan in default in order to seek to maintain the entitlements on the related project and, thus, the value of our existing collateral. With respect to the loans upon which we are exercising enforcement action, while we expect to complete the foreclosure process on the majority of such loans over the next six to nine months, the timing of foreclosure on these loans is dependent on several factors, including applicable states statutes, potential bankruptcy filings by the borrowers, our ability to negotiate a deed-in-lieu of foreclosure and other factors.

At June 30, 2012, all loans in default were in non-accrual status. In addition, as of June 30, 2012 and December 31, 2011, interest receivable recorded on such loans prior to being placed in non-accrual status totaled $1.2 million and $4.8 million, respectively, and is included in mortgage loans held for sale on the accompanying condensed consolidated balance sheet.

No interest income was recognized on non-accrual loans on a cash or accrual basis during the three or six months ended June 30, 2012 or 2011. In addition, borrower concentrations, geographic concentrations of our loan portfolio, related loan classifications and end-user categories have not materially changed since December 31, 2011 and any such changes are primarily a result of foreclosures.

IMH FINANCIAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

NOTE 4 – OPERATING PROPERTIES AND REAL ESTATE HELD FOR DEVELOPMENT OR SALE

Operating properties and real estate owned (REO) assets consist primarily of properties acquired as a result of foreclosure and are reported as operating properties, held for development, or held for sale, depending on whether we plan to hold and operate such properties, develop such assets prior to selling them or instead sell them as soon as possible. Operating properties and REO assets held for sale are reported at the lower of carrying amount or fair value, less estimated costs to sell the property. REO assets held for development are reported at lower of cost or estimated realizable value.

As described in note 2, we restated the December 31, 2011 real estate held for development and for sale to reflect the additional property basis for certain obligations assumed for the allocated share of CFD special revenue bonds and special assessments secured by certain real estate acquired through foreclosure in prior years in the amount of $6.0 million.

At June 30, 2012, we held total operating properties and REO assets of $118.6 million, of which $42.6 million was held for development, $54.8 million was held for sale, and $21.3 million was held as operating properties. A roll-forward of REO from December 31, 2011 to June 30, 2012 is as follows (dollars in thousands):

	Operating Properties	# of Projects	Held for Development	# of Projects	Held for Sale	# of Projects	Total Net Carrying Value
Balances at December 31, 2011, as previously reported	$19,611	1	$44,920	16	$30,945	24	$95,476
Adjustment for Special Assessment Obligations (note 2)	-	-	2,332	-	3,699	-	6,031
Balances at December 31, 2011 as restated	19,611	1	47,252	16	34,644	24	101,507

Additions:
Net principal carrying value of loans foreclosed	1,792	1	3,028	1	25,095	6	29,915
Other receivables transferred	93	-	50	-	112	-	255
Property taxes assumed on loans foreclosed	660	-	1,456	-	978	-	3,094
Capital costs additions	-	-	148	-	-	-	148

Reductions :
Sales	-	-	-	-	(15,333)	(6)	(15,333)
Recoveries	(93)	-	(14)	-	(66)	-	(173)
Depreciation	(801)	-	-	-	-	-	(801)
Transfers, net	-	-	(9,330)	-	9,330	-	-
Balances at June 30, 2012	$21,262	2	$42,590	17	$54,760	24	$118,612

During the six months ended June 30, 2012, we foreclosed on nine loans (resulting in eight property additions) and took title to the underlying collateral with net carrying values totaling $29.9 million as of June 30, 2012. The number of REO property additions does not necessarily correspond directly to the number of loan foreclosures as some loans have multiple collateral pieces that are viewed as distinct REO projects or, alternatively, we may have foreclosed on multiple loans to one borrower relating to the same REO project.

During the six months ended June 30, 2012, we sold six REO assets for $15.9 million (net of selling costs), of which we financed $5.5 million, for a gain of $0.2 million. During the six months ended June 30, 2011, we sold five REO assets for $2.6 million (net of selling costs) for a gain of $0.3 million. All REO asset sales for the six months ended June 30, 2012 qualified for full accrual recognition except for one asset sale. Because the buyer did not provide the minimum required initial investment, full gain recognition was not allowed under GAAP so we applied the installment method of accounting for this transaction. This resulted in recognized gain of $0.1 million and a deferred gain of $0.2 million as of June 30, 2012, which is included in tenant deposits and funds held for others in the accompanying condensed consolidated balance sheet. The nature and extent of future capitalized costs for REO held for development depends on the level of development undertaken, the number of additional foreclosures and other factors. While our assets are generally available for sale, we continue to evaluate various alternatives for the ultimate disposition of these investments, including partial or complete development of the properties prior to sale or disposal of the properties on an as-is basis.

During the six months ended June 30, 2012, we evaluated the disposition strategy for various assets which resulted in the reclassification of certain REO assets from held for development to held for sale and vice versa, based on planned investment and development activities. While the number of assets transferred between categories was the same (three), the net carrying value of assets transferred from held for development to held for sale was $9.3 million

As discussed in more detail in footnote 6, we defaulted on the terms of an agreement related to a $5.0 million note payable. This default could result in cross-acceleration of the maturity of such debt or foreclosure on the related assets. These related assets, which are included as a component of Real Estate Acquired through Foreclosure Held for Development, totaled approximately $4.9 million at June 30, 2012.

IMH FINANCIAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

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

Similarly, REO assets that are classified as held for sale are measured at the lower of carrying amount or fair value, less cost to sell. REO assets that are classified as held for operations or development are considered “held and used” and are evaluated for impairment when circumstances indicate that the carrying amount exceeds the sum of the undiscounted net cash flows expected to result from the development and eventual disposition of the asset.  If an asset is considered impaired, an impairment loss is recognized for the difference between the asset’s carrying amount and its fair value, less estimated cost to sell. If we elect to change the disposition strategy for our real estate held for development, and such assets were deemed to be held for sale, we would likely record additional impairment charges, and the amounts could be significant. See our consolidated audited financial statements in our previously filed Annual Report on Form 10-K for the year ended December 31, 2011 for a detailed description of the summary of the procedures performed and assumptions utilized in connection with our impairment analysis of real estate owned assets as of and for the year ended December 31, 2011.

As a result of the on-going volatility in real estate values, we periodically engage independent third-party valuation firms and other consultants to assist with our analysis of fair value of the collateral supporting our loans and REO. These independent third-party valuation firms provide periodic complete valuation reports for the majority of our loans and REO. In subsequent periods, we often obtain a letter from the third-party valuation firms to determine whether there is a material diminution in the fair value indications from the previously reported values. In the absence of updated third party valuations, we review and update valuation assumptions and perform other in-house analysis using available market participant data to determine fair value at the reporting date.

During the period ended June 30, 2012, we performed both a macro analysis of market trends and economic projections, as well as a detailed analysis on selected significant loan and REO assets. As described more fully below, while market confidence appears to be improving in certain markets in which our assets are located as evidenced by some improvement in sales activity and pricing, there remains a fair amount of uncertainty concerning the general economy and, accordingly, we consider these increased pricing trends to be fragile. The updated information and our analysis indicate moderately improving market conditions, shrinking residential inventory, modestly improved levels of unemployment, limited job growth and depressed but improving real estate values, a positive but albeit moderate improvement from such indications provided as of December 31, 2011. Re-sales of existing homes have improved in 2012 for many markets, driven by greater absorption of distressed sales and improving non-distressed sales. Certain markets indicate strong interest by investors in opportunities to purchase distressed homes individually or in bulk at reduced prices with a rental strategy in the near-term and a sale strategy in the long-term. In addition, several large homebuilders are focused on acquiring land for development and reserving lots for future construction in various markets. Also, interest rates remain historically low providing a basis for growth, but purchase money financing remains difficult to secure thus limiting the pool of potential purchasers.  As such, we expect housing demand and real estate in general to improve slightly over the short-term and do not expect that it will likely improve markedly until the economy strengthens and the housing market shows a longer trend of ongoing recovery.

IMH FINANCIAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

NOTE 5 – FAIR VALUE – (continued)

The following is a summary of the procedures performed in connection with our fair value analysis of loans and REO assets as of and for the three months ended June 30, 2012:

1.	We reviewed the status of each of our loans to ascertain the likelihood that we will collect all amounts due under the terms of the loans at maturity based on current real estate and credit market conditions.

2.	We reviewed the status and disposition strategy of each of our REO assets to determine whether such assets continue to be properly classified as held for sale or held for operations or development as of the reporting date.

3.	For the period ended June 30, 2012, given the relatively recent completion of prior valuations and/or valuation updates performed by third party valuation specialists in conjunction with our December 31, 2011 year-end, and the lack of significant change in overall general market conditions, we performed an analysis to determine whether there were any indications of a material increase or decrease in the value of the underlying collateral and REO assets since the last complete valuation for such assets. This analysis included a review and update of current market participant activity, overall market conditions, our direct knowledge of local market activity affecting the project, as well as other market indicators obtained through our asset management group and various third parties. Our asset-specific analysis focused on the higher valued assets representing approximately 83% of our total loan collateral and REO portfolio. We considered the results of our analysis and the potential valuation implication to the balance of the portfolio based on similar asset types and geographic location.

4.	In addition, for projects for which we have received a bona fide written third-party offer to buy our loan or REO asset, or the borrower has received a bona fide written third-party offer to buy the related project, we generally utilized the offer amount in cases where we have had earnest negotiations to sell such assets at the price point utilized (whether or not the offer was above or below the low end of the valuation range provided). Such offers are only considered if we deem the offer to be valid, reasonable and negotiable, and we believe the offeror has the financial wherewithal to execute the transaction.

Based on our analysis, generally the valuation approach taken and assumptions utilized with respect to each asset at December 31, 2011 remained applicable at June 30, 2012, except for those assets subject to a recent bona fide written third-party offer to buy our loan or REO asset. See our previously filed Annual Report on Form 10-K for the fiscal year ended December 31, 2011 for a summary of the key assumptions and valuation methodologies utilized to derive fair value.

June 30, 2012 Selection of Single Best Estimate of Value

In determining the single best estimate of value for the June 30, 2012 valuation analysis, in our judgment, recent market participant information and other economic data points generally have not changed significantly since December 31, 2011.

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

IMH FINANCIAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

NOTE 5 – FAIR VALUE – (continued)

In addition to analyzing local market conditions in areas where our real estate assets are located, we also consider national and local market information, trends and other data to further support our asset values. The sources utilized reflect that US home builders’ confidence has surged to a five-year high of 39 reflecting growing optimism among builders that new home sales are on an upswing again after hitting the lowest point in a half century last year. While most recent home purchases were investor driven, new home production is expected to improve in 2013. While the economy has continued to expand at a moderate pace and consumer confidence has improved, many are still wary of double-dip recession and regulatory uncertainty. In addition, risks to financial stability increased because of the continued slow global recovery and fears about the quality of bank assets in Europe.

While the external market information presents optimistic data points, it also cautions that continued improvement is expected to remain slow and is dependent on numerous economic factors. We believe the above observable inputs combined with other observable and unobservable inputs and management’s specific knowledge related to market activity surrounding the underlying real estate assets generally provide a reasonable basis for a selection within the valuation range provided. Accordingly, with the exception of specific assets, management generally considered the low end of the range to be most representative of fair value, less estimated costs to sell, based on current market conditions at June 30, 2012, consistent with prior reporting periods.  Management continues to monitor both macro and micro-economic conditions through the date of filing of its quarterly financial statements to determine the impact of any significant changes that may have a material impact on the fair value of our real estate assets.

Valuation Conclusions

Based on the results of our evaluation and analysis, we recorded no provision for credit losses on our loan portfolio or impairment charges in the value of REO for the three or six months ended June 30, 2012. However, we recorded a recovery of credit losses of $0.9 million during the three and six months ended June 30, 2012 relating to the collection of certain notes receivable from a guarantor for which an allowance for credit loss had been previously recorded. For the six and three months ended June 30, 2011, we recorded a recovery of credit losses of $3.0 million. As of June 30, 2012, the valuation allowance totaled $53.1 million, representing approximately 38.9% of the total outstanding loan principal and interest balances. As of December, 2011, the allowance for credit loss totaled $141.7 million, representing 56.7% of the total outstanding loan portfolio principal and interest balances. The reduction in the overall allowance is primarily attributed to the transfer of the allowance associated with loans on which we foreclosed during the period. With the existing valuation allowance recorded as of June 30, 2012, we believe that, as of that date, the fair value of the underlying collateral of our loans is adequate in relation to the net carrying value of loan principal and accrued interest and that no additional valuation allowance is considered necessary.

While the above results reflect management’s assessment of the fair value of our real estate assets as of June 30, 2012 and December 31, 2011 based on currently available data, we will continue to evaluate our loans and real estate assets in the remaining quarters of 2012 and beyond to determine the adequacy and appropriateness of the valuation allowance. Depending on market conditions, such updates may yield materially different values and potentially increase or decrease the valuation allowance for loans or impairment charges for REO assets.

Valuation Categories

Except for mortgage loans and REO held for sale, which are measured at fair value on a non-recurring basis for purposes of determining valuation with respect to our valuation allowance, none of our assets or liabilities is measured at fair value on a recurring or non-recurring basis. Additionally, there are no mortgage loans or REO held for sale that were measured at fair value using Level 1 inputs. The following table presents the categories for which net mortgage loans are measured at fair value based upon the lowest level of significant input to the valuation as of June 30, 2012 and December 31, 2011, respectively (in thousands):

IMH FINANCIAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

NOTE 5 – FAIR VALUE – (continued)

	June 30, 2012			December 31, 2011
	Significant			Significant
	Other	Significant		Other	Significant
	Observable	Unobservable		Observable	Unobservable
	Inputs	Inputs		Inputs	Inputs
Description:	(Level 2)	(Level 3)	Total	(Level 2)	(Level 3)	Total
Net Mortgage Loans:
Pre-entitled Land:
Held for Investment	$1,984	$-	$1,984	$-	$1,838	$1,838
Processing Entitlements	-	4,845	4,845	-	21,800	21,800
	1,984	4,845	6,829	-	23,638	23,638
Entitled Land:
Held for Investment	-	(43)	(43)	737	1,916	2,653
Infrastructure under Construction	-	7,155	7,155	-	10,050	10,050
Improved and Held for Vertical Construction	-	-	-	3,848	-	3,848
	-	7,112	7,112	4,585	11,966	16,551
Construction & Existing Structures:
New Structure - Construction in-process	-	8,878	8,878	-	11,118	11,118
Existing Structure Held for Investment	-	5,536	5,536	-	2,010	2,010
Existing Structure - Improvements	-	54,843	54,843	3,020	51,849	54,869
	-	69,257	69,257	3,020	64,977	67,997
Total Mortgage Loans	$1,984	$81,214	$83,198	$7,605	$100,581	$108,186

Total Real Estate Held for Sale, as restated	$11,676	$43,084	$54,760	$9,628	$25,016	$34,644

Generally, all of our mortgage loans and REO held for sale are valued using significant unobservable inputs (Level 3) obtained through third party appraisals, except for such assets for which third party offers were used, which are considered Level 2 inputs. Changes in the use of Level 3 valuations are based solely on whether we utilized third party offers for valuation purposes. The table presented below summarizes the change in balance sheet carrying values associated with the mortgage loans measured using significant unobservable inputs (Level 3) during the three months ended June 30, 2012 (in thousands):

	Mortgage	Real Estate Held
	Loans, net	for Sale, net

Balances, December 31, 2011, as restated	$100,581	$25,016

Mortgage Loan Fundings/Capital Additions, net	7,563	(11)
Mortgage Loan Repayments	(2,636)	-
Transfers to REO from Loans	(25,330)	-
Asset Sales/Recoveries	-	(1,440)
Transfers into Level 3	1,036	19,519

Balances, June 30, 2012	$81,214	$43,084

IMH FINANCIAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

NOTE 6 – DEBT, NOTES PAYABLE AND SPECIAL ASSESSMENT OBLIGATIONS

A roll-forward of notes payable and related obligations from December 31, 2011 to June 30, 2012 is as follows, in thousands:

Balance at December 31, 2011, as previously reported	$60,315
Adjustment for Special Assessment Obligations (note 2)	6,031
Balance at December 31, 2011, as restated	66,346

Additions:
Deferred Interest on Convertible Notes Payable	1,415
Accretion of discount	1,248

Ending balance at June 30, 2012	$69,009

Interest expense for the three months ended June 30, 2012 and 2011 was $3.6 million and $1.5 million, respectively. Interest expense for the six months ended June 30, 2012 and 2011 was $6.8 million and $2.3 million, respectively.

Convertible Notes Payable/Exit Fee Payable

As more fully described in our Form 10-K for the year ended December 31, 2011, on June 7, 2011, we entered into and closed funding of a $50.0 million senior secured convertible loan with NW Capital. The loan matures on June 6, 2016 and bears contractual interest at a rate of 17% per year. The lender elected to defer all interest due through December 7, 2011 and 5% of the interest accrued from December 8, 2011 to December 31, 2011. Thereafter, the lender, at its sole option, may make an annual election to defer a portion of interest due representing 5% of the total accrued interest amount, with the balance (12%) payable in cash. The lender made such an election for the year ending December 31, 2012. Deferred interest is capitalized and added to the outstanding loan balance on a quarterly basis. As of June 30, 2012, deferred interest added to the principal balance of the convertible note totaled $6.0 million, of which $1.4 million was added during the six months ended June 30, 2012. Interest is payable quarterly in arrears beginning on January 1, 2012, and thereafter each April, July, October and January during the term of the loan.

In addition, we are required to pay an exit fee (“Exit Fee”) at maturity equal to 15% of the then outstanding principal, unpaid accrued and deferred interest and other amounts owed under the loan agreement. The Exit Fee is considered fully earned under the terms of the loan agreement and has been recorded as a liability with an offsetting amount reflected as a discount to the convertible note payable. The Exit Fee and discount of $10.4 million was estimated assuming the lender elects its annual interest deferral option over the term of the loan. This discount amount is being amortized to interest expense over the term of the loan using the effective interest method. As of June 30, 2012, amortized Exit Fee added to the principal balance of the convertible note totaled $2.0 million, of which $1.0 million was added during the three months ended June 30, 2012.

Debt issuance costs incurred in connection with the NW Capital closing are being amortized over the term of the loan using the effective interest method. With the contractual interest, and the amortization of the Exit Fee and related deferred financing costs, the effective interest rate under the NW Capital loan is approximately 23%. The loan is severally, but not jointly, guaranteed by substantially all of our existing and future subsidiaries, subject to certain exceptions and releases, and is secured by a security interest in substantially all of our assets. The loan may not be prepaid prior to December 7, 2014 and is subject to substantial prepayment fees and premiums in the event of payoff prior to maturity.

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

IMH FINANCIAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

NOTE 6 – DEBT, NOTES PAYABLE AND SPECIAL ASSESSMENT OBLIGATIONS – continued

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

Other Notes Payable Activity

During the six months ended June 30, 2012 and 2011, we amortized the discount applicable to certain non-interest bearing notes to interest expense totaling approximately $0.3 million for each period. The net principal balance of the notes payable at June 30, 2012, which have a maturity date of December 31, 2012, was $5.0 million. The remaining unamortized discount on the notes at June 30, 2012 and December 31, 2011 was approximately $0.3 million and $0.6 million, respectively. The notes are secured by certain REO assets that have a carrying value of approximately $4.9 million as of June 30, 2012. During the six months ended June 30, 2012, we defaulted for strategic reasons on the terms of an agreement related to the loan, which resulted in an acceleration of the maturity date of such debt. The lender filed a notice of delinquency and a notice of trustee sale which was scheduled for June 12, 2012. The subsidiary that owns these assets was placed into bankruptcy which stayed the trustee sale. Management is currently working with the bankruptcy court and related creditors to evaluate available options.

CFD and Special Assessment Obligations

As described in note 2, we restated the December 31, 2011 notes payable balance to reflect certain obligations assumed for the allocated share of CFD special revenue bonds and special assessments totaling approximately $6.0 million secured by certain real estate acquired through foreclosure in prior years. These obligations are described below.

One of the CFD obligations had an outstanding balance of approximately $3.7 million as of June 30, 2012 and December 31, 2011 and has an amortization period that extends through April 30, 2030, with an annual interest rate ranging from 5% to 6%. The CFD obligation is secured by certain real estate held for sale consisting of 171 acres of unentitled land located in Buckeye, Arizona which has a carrying value of approximately $5.4 million at June 30, 2012. During the six months ended June 30, 2012, we recorded interest expense of $0.2 million related to this obligation. In addition, during the six months ended June 30, 2012, we defaulted for strategic reasons on the obligation payment due and the taxing authority has since filed a notice of potential sale of the related real estate. Such real estate assets are owned by a wholly owned subsidiary of the Company. Management has engaged the appropriate advisors and is currently working towards a resolution of this issue.

The other CFD obligations are comprised of a series of special assessments that collectively had an outstanding balance of approximately $2.3 million as of June 30, 2012 and December 31, 2011. The CFD obligations have amortization periods that extend through 2022, with annual interest rates ranging from 6% to 7.5%. During the six months ended June 30, 2012, we recorded interest expense of $0.1 million related to this obligation. The CFD obligations are secured by certain real estate held for development consisting of 15 acres of unentitled land located in Dakota County, Minnesota which has a carrying value of approximately $5.7 million at June 30, 2012. Such real estate assets are owned by a wholly-owned subsidiary of the Company.

The CFD and special assessment obligations have scheduled maturities as follows:

Year	Amount
2012	$ 114
2013	369
2014	390
2015	411
2016	435
Thereafter	4,312
Total	$ 6,031

The responsibility for the repayment of these CFD and special assessment obligations rests with the owner of the property and, accordingly, will transfer to the buyer of the related real estate upon sale. Accordingly, management does not anticipate that these obligations will paid in their entirety by the Company. Nevertheless, these CFD obligations are deemed to be obligations of the Company in accordance with GAAP because they are fixed in amount and for a fixed period of time.

NOTE 7 — SHARES, SHARE-BASED COMPENSATION AND EARNINGS PER SHARE

Shares of Common Stock, Class B Common Stock, Class C Common Stock and Class D Common Stock share proportionately in our earnings and losses. There are no shares of the Class D common stock outstanding as of June 30, 2012. There were no changes in the classes of stock or in the number of shares of authorized or outstanding shares during the period ended June 30, 2012.

Share-Based Compensation

During the six months ended June 30, 2011, in connection with resignation of Mr. Albers, our former CEO, we consented to the transfer of all of Mr. Albers’ holdings in the Company to an affiliate of NW Capital.  As a result, the affiliate acquired 1,423 shares of Class B-1 common stock, 1,423 shares of Class B-2 common stock, 2,849 shares of Class B-3 common stock and 313,789 shares of Class B-4 common stock for $8.02 per share.  Pursuant to the terms of the Separation Agreement with Mr. Albers, we deemed Mr. Albers’ resignation/separation to be “without cause”, and therefore the shares of Class B-4 common stock previously owned by Mr. Albers were no longer subject to the restrictions upon transfer applicable to Class B-4 common stock, but remain subject to all of the restrictions applicable to Class B-3 common stock as well as the additional dividend and liquidation subordination applicable to Class B-4 common stock. The amount by which the NW Capital affiliate paid in excess of the fair value of the common stock purchased resulted in our recording $1.2 million in compensation expense in 2011 in accordance with GAAP with the offsetting amount to be reported as a reduction in the associated debt’s interest expense over its corresponding term of five years using the effective interest method.

IMH FINANCIAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

NOTE 7 — SHARES, SHARE-BASED COMPENSATION AND EARNINGS PER SHARE – continued

As of June 30, 2012, 805,000 stock options had been issued and there were 395,000 shares available for future grants under our 2010 Stock Option Plan. Approximately 106,000 options vested and none were exercised during the three or six months ended June 30, 2012. Of the 106,000, approximately 52,000 were subject to accelerated vesting in connection with the termination of certain employees. Net stock-based compensation expense relating to these options was $0.3 million and $47,000 for the six months ended June 30, 2012 and 2011, respectively. During the six months ended June 30, 2012, 5,000 options were granted to an employee in connection with his termination. We did not receive any cash from option exercises during the three or six month ended June 30, 2012 or 2011.

As of June 30, 2012, there was approximately $1.4 million of unrecognized compensation cost related to non-vested stock option compensation arrangements granted under the 2010 Stock Option Plan that is expected to be recognized as a charge to earnings over a weighted-average period of 3.0 years.

Net Loss Per Share

Basic net loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period before giving effect to stock options or, convertible securities outstanding, which are considered to be dilutive common stock equivalents.  Diluted net loss per common share is calculated based on the weighted average number of common and potentially dilutive shares outstanding during the period after giving effect to convertible preferred stock and stock options.   Due to the losses for the three and six months ended June 30, 2012 and 2011, basic and diluted loss per common share were the same, as the effect of potentially dilutive securities would have been anti-dilutive. At June 30, 2012, the only potentially dilutive securities, not included in the diluted loss per share calculation, consist of vested stock options and the NW Capital convertible note payable which is convertible into 5,844,900 shares of Series A Preferred Stock (subject to increase upon NW Capital’s deferral of accrued interest), which are ultimately convertible into the same number of shares of our common stock.  There were no other potentially dilutive securities at June 30, 2012.

NOTE 8 – RELATED PARTY TRANSACTIONS

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

NWRA is entitled to various fees under this agreement include, among others, a non-contingent monthly fee of $125,000, plus out-of-pocket expenses, as well as a 10% legacy asset performance fee based on the gross sales proceeds from the sales of legacy assets over their related December 31, 2010 carrying value. During the six months ended June 30, 2012 and 2011, NWRA earned base management fees of approximately $0.8 million and $0.5 million, respectively, which is included in professional fees in the accompanying condensed consolidated statement of operations, and $0.3 million and $0.1 million, respectively, in legacy asset fees which is included as an offset in gain on disposal of assets in the accompanying condensed consolidated statement of operations. During the three months ended June 30, 2012 and 2011, base management fees totaled $0.4 million in each period, respectively, and legacy asset fees totaled $0.1 million and none, respectively.

IMH FINANCIAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

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

Unaudited condensed consolidated financial information for our reportable operating segments is summarized as follows:

IMH FINANCIAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

NOTE 9 – SEGMENT INFORMATION – continued

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Income Statement Items
Total Revenue
Mortgage and REO - Legacy Portfolio and Other Operations	$307	$313	$587	$666
Commercial Real Estate Leasing Operations	377	451	806	939
Hospitality and Entertainment Operations	586	-	989	-
Corporate and Other	35	117	190	300
Consolidated	$1,305	$881	$2,572	$1,905

Net Income (Loss)
Mortgage and REO - Legacy Portfolio and Other Operations	$(554)	$(861)	$(3,279)	$(3,443)
Commercial Real Estate Leasing Operations	(189)	(128)	(332)	(220)
Hospitality and Entertainment Operations	(395)	-	(258)	-
Corporate and Other	(5,011)	(5,888)	(10,171)	(8,620)
Consolidated	$(6,149)	$(6,877)	$(14,040)	$(12,283)

			June 30,	December 31,
			2012	2011
Balance Sheet Items
Total Assets
Mortgage and REO - Legacy Portfolio and Other Operations			$184,045	$195,466
Commercial Real Estate Leasing Operations			18,944	19,611
Hospitality and Entertainment Operations			2,650	-
Corporate and Other			27,749	31,281
Consolidated			$233,388	$246,358

Notes Payable and Special Assessment Obligations
Mortgage and REO - Legacy Portfolio and Other Operations			$11,033	$10,743
Commercial Real Estate Leasing Operations			-	-
Hospitality and Entertainment Operations			-	-
Corporate and Other			57,976	55,603
Consolidated			$69,009	$66,346

Operating Liabilities
Mortgage and REO - Legacy Portfolio and Other Operations			$6,166	$6,315
Commercial Real Estate Leasing Operations			171	328
Hospitality and Entertainment Operations			1,061	-
Corporate and Other			6,267	8,114
Consolidated			$13,665	$14,757

NOTE 10 – LEASES

In our ongoing effort to reduce overhead expenses, IMH Financial Corporation made a determination to lease appropriately sized and priced office space in Scottsdale under a lease commencing on May 1, 2012 and extending through October 30, 2017.

Prior to our acquisition of Investors Mortgage Holdings, Inc. (the “Manager”) in the Conversion Transactions, the Manager was obligated under an office lease. The Manager determined that it would abandon that space effective May 1, 2012. Based on analysis performed, we did not record a charge relating to the abandonment of the Manager’s office lease.

IMH FINANCIAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Undisbursed Loans-In-Process

Undisbursed loans-in-process and interest reserves generally represent the unfunded portion of construction loans pending completion of additional construction, and interest reserves for all or part of the loans’ terms. There were no contractual undisbursed loans-in-process or interest reserves outstanding at June 30, 2012.

Strategic Actions Taken Relating to REO Assets

In connection with our foreclosure on loans and our related acquisition of the underlying real estate assets collateral, we often inherit the property subject to a variety of liens and encumbrances.  These liens and encumbrances may include liens securing indebtedness senior to our lien, property tax liens, liens securing special assessment or community facilities revenue bonds, liens securing HOA or community recreation club or golf assessments and dues, as well as customary covenants, conditions, restrictions and utility and other easements.  Oftentimes the real estate assets we acquire through foreclosure are in a distressed state and in those cases we actively work to stabilize the asset, resolve disputes among different lienholders and creditors and protect our interest in the asset as we determine the most advantageous strategy for the Company (i.e., sell, develop further or operate).  As part of this process and with the intention of protecting or enhancing our interest in our commercial loan and REO assets, we may for strategic reasons take actions, or fail to take actions, that result in a default of obligations relating to the property, some of which obligations may have a security or collateral interest in the subject real estate property.  In some cases, we may be directly liable for certain of these obligations.  These actions (or inactions) are intended to protect or enhance our interest in the property and in many cases relate to obligations that were incurred prior to our acquisition of the property and often relate to disputes among the various stakeholders, including the Company, about the amount, timing or priority of the obligations and the appropriate resolution of the various the stakeholders’ claims, which in many cases will result in less than a full recovery for some or all stakeholders given the distressed state of many of our REO properties.  The Company believes that it could, if it elected to do so, settle or cure these defaults and we do not believe the losses or costs relating to any such actions pending at June 30, 2012 will result in a material adverse effect on our financial position or results of operations.

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

As previously reported, on January 31, 2012, we reached a tentative settlement in principle to resolve all claims asserted by the plaintiffs in the Fund Litigation, other than the claims of one plaintiff which were separately settled. The tentative settlement in principle, memorialized in a Memorandum of Understanding (“MOU”) previously filed with our 8-K dated February 6, 2012, is subject to certain class certification conditions, confirmatory discovery and final court approval (including a fairness hearing). The MOU contemplates a full release and settlement of all claims, other than the claims of the one non-settling plaintiff (against whom we are litigating separately), against us and the other defendants in connection with the claims made in the Fund Litigation. The following are some of the key elements of the tentative settlement:

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

IMH FINANCIAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

NOTE 11 – COMMITMENTS AND CONTINGENCIES - continued

We have vigorously denied, and continue to vigorously deny, that we have committed any violation of law or engaged in any of the wrongful acts that were alleged in the Fund Litigation, but we believe it is in our best interests and the interests of our stockholders to eliminate the burden and expense of further litigation and to put the claims that were or could have been asserted to rest.  As of June 30, 2012 and December 31, 2011, we have accrued the cash payment required of $1.6 million, as well as the offsetting related anticipated insurance proceeds. However, we not have not included any other adjustments relating to the potential repurchase of stock in exchange for the issuance of convertible notes because of the uncertainty of timing and of the fair values of such instruments as of the date of settlement. At the time that this amount is estimable, we will provide for the appropriate amounts resulting from the resolution of this matter.

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

Forward-Looking Statements

This Form 10-Q contains forward-looking statements which relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. In some cases, you can identify forward looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “likely,” “may,” “will,” “plan,” “potential,” “should” and “would” or the negative of these terms or other comparable terminology. Forward-looking statements in this quarterly report on Form 10-Q include: our business strategy and liquidity plan, including our intention to dispose of a significant portion of our mortgage loans and other real assets as quickly as possible, that future foreclosures may result in our ownership and development or operation of commercial, lodging and related food, beverage and amenity operations, and our goals and plans to invest in different real estate platforms, including consideration of opportunities to act as a sponsor and co-investor in real estate mortgages and other real estate-based vehicles, diversify our investments geographically and expand our investment capital base; the outcome of actions we may take, or fail to take, that result in defaults of obligations that have liens or collateral interest in our commercial mortgage loan and REO properties; our plans and the anticipated timing and results relating to our actions to foreclose on defaulted mortgage loans; trends and expectations relating to the real estate and lending markets we operate in; expected amortization period of unrecognized compensation costs; that future mortgage income will remain at minimal levels; that property taxes, costs and expenses relating to REO, and other operating expenses will increase; that we may modify existing loans and/or subordinate our first lien position on our mortgage loans to maximize our opportunity for recovery; that we expect to further diversify our investments geographically; that the concentration of our current loan portfolio will not materially change until we begin making new loans; our sources and the sufficiency of liquidity in the next twelve months; that our financial assets do not give rise to significant interest rate risk; that we may sell whole loans or participations in loans to increase our liquidity; that our failure to generate sustainable earning assets and liquidate our legacy assets may have an adverse effect on our business; the impact of new accounting standards; that we do not expect payoffs of many of our real estate mortgage loans in the near future; that changes in our disposition strategy and related changes in classifications of such assets under GAAP could result in material impairment charges; that the fair value of the collateral underlying our mortgage loans is sufficient in relation to the current carrying value of the related loans; that we may increase our leverage; and the outcome of pending litigation against us.

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

The Company’s focus is to invest in, manage and dispose of commercial real estate mortgage investments, and to perform all functions reasonably related thereto, including developing, managing and either holding for investment or disposing of real property acquired through foreclosure or other means. The Company now also seeks to capitalize on opportunities to invest in selected real estate platforms under the direction of seasoned Company employees and advisors. The Company may also consider opportunities to act as a sponsor, providing investment opportunities as a proprietary source of, and/or co-investor in, real estate mortgages and other real estate-based investment vehicles. Through the purchase and sale of such investments, we hope to earn robust, risk-adjusted returns while being recognized as a nimble, creative and prudent lender/investor. Our strategy is designed to re-establish the Company’s access to significant investment capital. By increasing the level and quality of the assets in our portfolio specifically and under management in general, we believe that the Company can grow to ultimately provide its shareholders with favorable risk-adjusted returns on investments and enhanced opportunity for liquidity.

Through our traditional credit analysis coupled with property valuation techniques typically used by developers, we have acquired or originated real estate assets as of June 30, 2012 with an original investment basis of approximately $552.7 million and a current carrying value of $201.8 million, consisting of commercial real estate mortgage loans with a carrying value of $83.2 million and owned property with a carrying value of $118.6 million. We believe the decline in the carrying (fair) value of our real estate assets is reflective of the deterioration of the commercial real estate lending market and the sustained decline in pricing of residential and commercial real estate in the last several years together with the continuing downturn in the general economy and specifically the real estate markets.

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

Operational Highlights

•	Total assets were $233.4 million as of June 30, 2012 compared to $246.4 million as of December 31, 2011.
•	Net loss for the three months ended June 30, 2012 was $6.1 million compared to net loss of $6.9 million for the three months ended June 30, 2011. Net loss for the six months ended June 30, 2012 was $14.0 million compared to net loss of $12.3 million for the same period during 2011.
•	Basic and diluted loss per common share for the three months ended June 30, 2012 were $0.36 compared $0.41 for the three months ended June 30, 2011. Basic and diluted loss per common share for the six months ended June 30, 2012 were $0.83 compared to $0.73 for the same period during 2011.
•	Top line revenue, the sum of mortgage, rental and investment and other income, increased approximately $1.3 million to $2.2 million for the three months ended June 30, 2012 from $0.9 million for the three months ended June 30, 2011. Top line revenue increased approximately $1.6 million to $3.5 million for the six months ended June 30, 2012 from $1.9 million for the same period during 2011.
•	We recorded a recovery of credit losses of $0.9 million during the three and six months ended June 30, 2012 relating to the collection of certain notes receivable from a guarantor for which an allowance for credit loss had been previously recorded. During the three and six months ended June 30, 2011, we recorded a recovery of credit losses of $3.0 million offset by an impairment loss in real estate owned of $1.5 million.
•	We foreclosed on nine loans (resulting in eight property additions) during the six months ended June 30, 2012 including a golf course operation.
•	We sold six assets during the six months ended June 30, 2012 resulting in a net gain of $0.2 million, compared to the sale of eight assets for a $0.3 million gain during the six months ended June 30, 2011.

Selected Financial Data

The following table presents select financial and operating data for the periods indicated. The summary financial data was derived from our audited and unaudited financial statements and other financial records for the periods indicated. In order to provide consistency in the Company’s financial reporting, the amounts presented for the quarterly period ended June 30, 2011 and for the annual period ended December 31, 2011 have been restated to reflect the effect of the misstatements in those periods as described in Note 2 of the accompanying financial statements under the caption “Restatement of Previously Issued Consolidated Financial Statements.” All dollar amounts are expressed in thousands, except share and per unit data.

	(Unaudited)		(Unaudited)		As of and for
	As of and for the Three		As of and for the Six		the Year Ended
	Months Ended June 30,		Months Ended June 30,		December 31,
	2012	2011	2012	2011	2011
Summary balance sheet items
Cash and cash equivalents	$17,860	$24,778	$17,860	$24,778	$21,322
Mortgage loans held for sale, net	83,198	124,450	83,198	124,450	108,186
Real estate held for development, net	42,590	35,552	42,590	35,552	47,252
Real estate held for sale, net	54,760	43,026	54,760	43,026	34,644
Operating Properties Acquired through Foreclosure, net	21,262	20,379	21,262	20,379	19,611
Total assets	233,388	271,009	233,388	271,009	246,358
Debt, Notes payable and special assessment obligations	69,009	59,659	69,009	59,659	66,346
Total liabilities	82,674	82,182	82,674	82,182	81,103
Total stockholders' equity	150,714	188,827	150,714	188,827	165,255

Summary income statement
Mortgage loan income	$313	$313	$598	$666	$1,327
Total revenue	1,305	881	2,572	1,905	3,733
Operating expenses (excluding interest expense)	4,758	7,739	10,665	13,391	27,327
Provision for (recovery of) credit losses	(900)	(3,000)	(900)	(3,000)	1,000
Impairment of real estate owned	-	1,529	-	1,529	1,529
Total costs and expenses	7,454	7,758	16,612	14,188	38,928
Net loss	(6,149)	(6,877)	(14,040)	(12,283)	(35,195)

Earnings/Distributions per share data
Basic and diluted loss per share	$(0.36)	$(0.41)	$(0.83)	$(0.73)	$(2.09)
Dividends declared per common share	0.02	0.03	0.5	0.03	0.09

Loan related items
Note balances originated	$2,000	$3,250	$5,500	$3,453	$7,953
Number of notes originated	1	1	2	2	3
Average note balance originated	2,000	3,250	2,750	1,727	2,651
Number of loans outstanding	13	34	13	34	21
Average loan carrying value	6,400	3,660	6,400	3,660	5,152
% of portfolio principal – fixed interest rate	82.3%	55.8%	82.3%	55.8%	61.8%
% of portfolio principal – variable interest rate	17.7%	44.2%	17.7%	44.2%	38.2%
Weighted average interest rate – all loans	9.2%	11.1%	9.2%	11.1%	10.48%
Principal balance % by state:
Arizona	74.7%	73.9%	74.7%	73.9%	80.0%
California	12.4%	17.7%	12.4%	17.7%	12.0%
Texas	0.0%	0.0%	0.0%	0.0%	0.0%
Idaho	0.0%	1.3%	0.0%	1.3%	0.0%
Other	12.9%	7.1%	12.9%	7.1%	8.0%
Total	100.0%	100.0%	100.0%	100.0%	100.0%

Credit Quality
Extension fees included in mortgage loan principal	$4,726	$14,757	$4,726	$13,068	$7,664
Interest payments over 30 days delinquent	1,284	4,607	1,284	4,607	3,491
Principal balance of loans past scheduled maturity, gross	31,792	202,703	31,792	202,703	144,405
Principal balance of loans past scheduled maturity, net	12,102	38,822	12,102	38,822	36,108
Carrying Value of loans in non accrual status	72,278	109,460	72,278	109,460	96,284
Valuation allowance	(53,080)	(221,948)	(53,080)	(221,948)	(141,687)
Valuation allowance as % of loan principal outstanding	38.9%	64.1%	38.9%	64.1%	56.7%
Net Charge-offs	58,701	72,192	88,607	72,192	153,453

	June 30,	December 31,
	2012	2011	2010
Average Balance Sheets*
Cash and cash equivalents	$11,897	$16,637	$2,753
Mortgage loans, net	59,060	119,909	180,618
Real estate owned, net	65,087	94,743	111,785
Other assets	8,330	12,626	8,471
Total assets	$144,374	$243,915	$303,627

Total liabilities	49,759	58,541	29,872
Total stockholders' equity	94,615	185,374	273,735
Total liabilities and owners' equity	$144,374	$243,915	$303,627

* The average balance sheets were computed using the quarterly average balances during each period presented.

	Six Months Ended	Years Ended
	June 30,	December 31,
	2012	2011	2010
Analysis of Mortgage Loan Income by Loan Classification

Pre-entitled Land:
Held for Investment	$-	$-	$-
Processing Entitlements	305	421	86
Entitled Land:
Held for Investment	-	98	173
Infrastructure under Construction	-	46	326
Improved and Held for Vertical Construction	-	-	-
Construction and Existing Structures:
New Structure - Construction in process	50	178	501
Existing Structure Held for Investment	243	423	38
Existing Structure- Improvements	-	161	330
Total Mortgage Loan Income	$598	$1,327	$1,454

	June 30,	December 31,
	2012	2011	2010
Mortgage Loan Principal Balances by Loan Classification
Pre-entitled Land:
Held for Investment	$6,520	$6,484	$6,100
Processing Entitlements	4,500	75,248	139,452
Entitled Land:
Held for Investment	12,312	15,735	73,462
Infrastructure under Construction	7,155	39,397	55,532
Improved and Held for Vertical Construction	-	5,870	26,096
Construction and Existing Structures:
New Structure - Construction in process	43,513	45,372	46,808
Existing Structure Held for Investment	5,500	2,000	12,775
Existing Structure- Improvements	55,150	55,084	57,115
Total Mortgage Loan Balances	$134,650	$245,190	$417,340
Add: Accrued Interest Receivables	1,628	4,683	8,074
Less: Valuation Allowance	(53,080)	(141,687)	(294,140)
Mortgage Loans Held for Sale, Net	$83,198	$108,186	$131,274

	June 30,	December 31,
	2012	2011	2010
Average Mortgage Loan Principal Balances by Loan Classification**
Pre-entitled Land:
Held for Investment	$3,905	$6,177	$12,773
Processing Entitlements	30,999	102,900	175,365
Entitled Land:
Held for Investment	8,387	35,784	86,466
Infrastructure under Construction	10,745	52,605	64,437
Improved and Held for Vertical Construction	2,348	22,073	40,336
Construction and Existing Structures:
New Structure - Construction in process	26,516	45,780	46,496
Existing Structure Held for Investment	2,200	6,681	14,613
Existing Structure- Improvements	33,065	55,452	57,384
Total Average Mortgage Loan Balances	$118,165	$327,452	$497,870
Add: Accrued Interest Receivables	2,205	6,770	8,935
Less: Valuation Allowance	(61,310)	(214,313)	(326,187)
Mortgage Loans Held for Sale, Net	$59,060	$119,909	$180,618

** Amounts were computed using the quarterly average balances for each of the periods presented

	June 30,	December 31,
	2012	2011	2010
Average Interest Rate by Loan Classification***
Pre-entitled Land:
Held for Investment	8.5%	7.5%	9.5%
Processing Entitlements	10.5%	10.1%	9.4%
Entitled Land:
Held for Investment	11.6%	11.9%	12.6%
Infrastructure under Construction	11.0%	10.8%	10.6%
Improved and Held for Vertical Construction	12.3%	12.4%	12.3%
Construction and Existing Structures:
New Structure - Construction in process	10.5%	10.0%	10.4%
Existing Structure Held for Investment	12.5%	12.1%	12.1%
Existing Structure- Improvements	11.0%	13.0%	12.5%
Total Overall Average Interest Rate	11.0%	11.0%	11.4%

***	Average Interest Rate by Loan Classification were computed by taking an average balance over the trailing 5 quarters

	2012	2011	2010
Average Yield****
Pre-entitled Land:
Held for Investment	0.0%	0.0%	0.0%
Processing Entitlements	1.0%	0.4%	0.0%
Entitled Land:
Held for Investment	0.0%	0.3%	0.2%
Infrastructure under Construction	0.0%	0.1%	0.5%
Improved and Held for Vertical Construction	0.0%	0.0%	0.0%
Construction and Existing Structures:
New Structure - Construction in process	0.2%	0.4%	1.1%
Existing Structure Held for Investment	11.0%	6.3%	0.3%
Existing Structure- Improvements	0.0%	0.3%	0.6%
Overall Average Yield	1.5%	1.0%	0.3%

****	Average Yield is computed using Mortgage Loan Income by Loan Classification as a percent of Average Mortgage Loan Balances by Loan Classification

Note: Overall Average Yields have decreased due to loans being placed in non-accrual status

Return on Equity and Assets Ratio	2012	2011	2010
Return on assets	(9.7)%	(14.4)%	(38.5)%
Return on equity	(14.8)%	(19.0)%	(24.0)%
Dividend payout ratio	(5.7)%	(4.3)%	0.0%
Equity to assets ratio	65.5%	76.1%	90.3%

	As of and Six
	Months Ended	As of and Year Ended
	June 30,	December 31,
	2012	2011	2010	2009	2008
Allocation of Valuation Allowance by Loan Classification

Pre-entitled Land:
Held for Investment	$(4,754)	$(4,865)	$(4,695)	$(9,623)	$(3,242)
Processing Entitlements	-	(56,634)	(123,090)	(134,742)	(122,266)
Entitled Land:
Held for Investment	(12,661)	(13,418)	(67,038)	(80,750)	(79,279)
Infrastructure Under Construction	-	(29,347)	(43,920)	(39,441)	(24,863)
Improved and Held for Vertical Construction	-	(2,232)	(20,547)	(28,696)	(38,522)
Construction & Existing Structures:
New Structure - Construction In-Process	(34,682)	(34,302)	(30,293)	(30,106)	(28,547)
Existing Structure Held for Investment	-	-	(4,557)	(7,070)	(2,954)
Existing Structure - Improvements	(983)	(889)	-	-	(637)
Allowance for Loan Loss/ Valuation Allowance	$(53,080)	$(141,687)	$(294,140)	$(330,428)	$(300,310)

Rollforward of Valuation Allowance by Loan Classifications

Balance at the beginning of period	$(141,687)	$(294,140)	$(330,428)	$(300,310)	$(1,900)

Additions to Valuation Allowance
Pre-entitled Land:
Held for Investment	$-	$(170)	$(2,096)	$(6,381)	$(3,242)
Processing Entitlements	-	5,070	(24,647)	(24,851)	(120,366)
Entitled Land:
Held for Investment	-	(73)	(7,279)	(9,851)	(79,279)
Infrastructure Under Construction	-	(1,084)	(3,185)	(11,990)	(24,863)
Improved and Held for Vertical Construction	-	(542)	(629)	801	(38,522)
Construction & Existing Structures:
New Structure - Construction In-Process	-	(4,119)	(7,736)	(3,218)	(26,137)
Existing Structure Held for Investment	-	807	(1,831)	(4,116)	(2,954)
Existing Structure - Improvements	-	(889)	(51)	(19,693)	(637)
Total provision for credit losses	$-	$(1,000)	$(47,454)	$(79,299)	$(296,000)

Charge-Offs:
Pre-entitled Land:
Held for Investment	$111	$-	$7,024	$-	$-
Processing Entitlements	56,633	61,386	36,300	12,375	-
Entitled Land:
Held for Investment	758	53,692	20,992	8,380	-
Infrastructure Under Construction	29,348	15,658	(1,295)	(2,588)	-
Improved and Held for Vertical Construction	2,232	18,857	8,778	9,025	-
Construction & Existing Structures:
New Structure - Construction In-Process	(381)	110	7,548	1,659	-
Existing Structure Held for Investment	-	3,750	4,344	-	-
Existing Structure - Improvements	(94)	-	51	20,330	-
Total Charge-Offs	$88,607	$153,453	$83,742	$49,181	$-

Net Change in Valuation Allowance	$88,607	$152,453	$36,288	$(30,118)	$(296,000)
Other changes to Valuation Allowance	-	-	-	-	(2,410)
Balance at end of period	$(53,080)	$(141,687)	$(294,140)	$(330,428)	$(300,310)

Ratio of net charge-offs during the period to average loans outstanding during the period	74.8%	46.9%	16.8%	8.4%	0.0%

	Six Months Ended	Years Ended
	June 30,	December 31,
	2012	2011	2010	2009	2008
Scheduled Maturities - One year or less
Pre-entitled Land:
Held for Investment	$6,520	$6,484	$6,100	$13,834	$7,178
Processing Entitlements	-	70,749	139,451	185,609	195,168
Entitled Land:
Held for Investment	12,312	15,735	73,462	101,942	89,786
Infrastructure under Construction	7,155	39,397	55,532	27,953	57,908
Improved and Held for vertical Construction	-	5,870	26,096	47,227	13,904
Construction and Existing Structures:
New Structure - Construction in process	43,513	45,371	5,330	12,653	43,814
Existing Structure Held for Investment	5,500	2,000	10,391	23,641	37,482
Existing Structure- Improvements	55,150	55,084	3,932	-	97,777
Total Scheduled Maturities - One year or less	$130,150	$240,690	$320,294	$412,859	$543,017
Scheduled Maturities - One to five years	-
Pre-entitled Land:
Held for Investment	$-	$-	$-	$-	$-
Processing Entitlements	4,500	4,500	-	-	5,735
Entitled Land:
Held for Investment	-	-	-	-	24,520
Infrastructure under Construction	-	-	-	41,886	-
Improved and Held for vertical Construction	-	-	-	-	40,582
Construction and Existing Structures:
New Structure - Construction in process	-	-	41,478	33,670	-
Existing Structure Held for Investment	-	-	2,384	-	-
Existing Structure- Improvements	-	-	53,184	56,033	-
Total Scheduled Maturities - One to five years	$4,500	$4,500	$97,046	$131,589	$70,837
Total Loan Principal	$134,650	$245,190	$417,340	$544,448	$613,854
Add: Accrued Interest Receivables	1,628	4,683	8,074	12,075	10,509
Less: Valuation Allowance	(53,080)	(141,687)	(294,140)	(330,428)	(300,310)
Mortgage Loans Held for Sale, Net	$83,198	$108,186	$131,274	$226,095	$324,053

Scheduled Maturities - One to Five Years by Interest Type
Fixed Interest Rates
Pre-entitled Land:
Held for Investment	$-	$-	$-	$-	$-
Processing Entitlements	4,500	4,500	-	-	1,929
Entitled Land:
Held for Investment	-	-	-	-	3,500
Infrastructure under Construction	-	-	-	41,884	-
Improved and Held for vertical Construction	-	-	-	-	10,461
Construction and Existing Structures:
New Structure - Construction in process	-	-	41,478	32,054	-
Existing Structure Held for Investment	-	-	2,000	-	-
Existing Structure- Improvements	-	-	53,183	56,033	-
Total Scheduled Maturities - Fixed interest rate	$4,500	$4,500	$96,661	$129,971	$15,890
Variable Interest Rates
Pre-entitled Land:
Held for Investment	$-	$-	$-	$-	$-
Processing Entitlements	-	-	-	-	3,807
Entitled Land:					-
Held for Investment	-	-	-	-	21,020
Infrastructure under Construction	-	-	-	-	-
Improved and Held for vertical Construction	-	-	-	-	30,120
Construction and Existing Structures:					-
New Structure - Construction in process	-	-	-	1,618	-
Existing Structure Held for Investment	-	-	385	-	-
Existing Structure- Improvements	-	-	-	-	-
Total Scheduled Maturities - Variable interest rate	$-	$-	$385	$1,618	$54,947
Total Loan Principal due One to Five Years	$4,500	$4,500	$97,046	$131,589	$70,837

	June 30,	December 31,
	2012	2011	2010	2009	2008

Performing Loans
Pre-entitled Land:
Held for Investment	$-	$-	$-	$-	$-
Processing Entitlements	4,500	4,500	-	-	146,460
Entitled Land:
Held for Investment	-	-	1,201	-	37,146
Infrastructure Under Construction	-	-	-	7,645	40,653
Improved and Held for Vertical Construction	-	-	-	-	35,102
Construction and Existing Structures:
New Structure - Construction in Process	533	719	2,395	4,805	6,694
Existing Structure Held for Investment	5,500	2,000	2,384	-	23,393
Existing Structure - Improvements	-	-	3,932	-	97,777
Total Performing Loans	$10,533	$7,219	$9,912	$12,450	$387,225

Loans in Default - Non-Accrual
Pre-entitled Land:
Held for Investment	$6,520	$6,484	$6,100	$13,834	$-
Processing Entitlements	-	70,748	139,451	185,608	46,636
Entitled Land:
Held for Investment	12,312	15,735	72,261	101,942	3,300
Infrastructure Under Construction	7,155	39,397	55,532	62,194	17,255
Improved and Held for Vertical Construction	-	5,870	26,096	40,051	14,632
Construction and Existing Structures:
New Structure - Construction in Process	42,979	44,653	44,414	39,102	13,800
Existing Structure Held for Investment	-	-	10,391	23,640	-
Existing Structure - Improvements	55,151	55,084	53,183	56,033	-
Total Loans in Default - Non-Accrual	$124,117	$237,971	$407,428	$522,404	$95,623

Loans in Default - Other
Pre-entitled Land:
Held for Investment	$-	$-	$-	$-	$7,178
Processing Entitlements	-	-	-	-	7,806
Entitled Land:
Held for Investment	-	-	-	-	73,861
Infrastructure under Construction	-	-	-	-	-
Improved and Held for vertical Construction	-	-	-	7,176	4,752
Construction and Existing Structures:
New Structure - Construction in process	-	-	-	2,418	23,320
Existing Structure Held for Investment	-	-	-	-	14,089
Existing Structure- Improvements	-	-	-	-	-
Total Loans in Default - Other	-	-	-	9,594	131,006
Total Loans in Default	$124,117	$237,971	$407,428	$531,998	$226,629
Total Loan Principal	$134,650	$245,190	$417,340	$544,448	$613,854
Add: Accrued Interest Receivables	1,628	4,683	8,074	12,075	10,509
Less: Valuation Allowance	(53,080)	(141,687)	(294,140)	(330,428)	(300,310)
Mortgage Loans Held for Sale, Net	$83,198	$108,186	$131,274	$226,095	$324,053

Loans in Default by Basis for Default
Loans past maturity date, or other
Pre-entitled Land:
Held for Investment	$6,520	$6,484	$6,100	$13,834	$7,178
Processing Entitlements	-	70,748	139,451	181,801	52,791
Entitled Land:
Held for Investment	12,312	15,735	72,261	80,922	73,714
Infrastructure under Construction	7,155	39,397	24,762	20,308	17,255
Improved and Held for vertical Construction	-	5,870	26,096	17,106	8,923
Construction and Existing Structures:
New Structure - Construction in process	42,979	44,653	1,261	9,522	36,246
Existing Structure Held for Investment	-	-	10,391	23,641	14,089
Existing Structure- Improvements	55,151	55,084	-	-	-
Total past maturity date	$124,117	$237,971	$280,322	$347,134	$210,196
Loans past due on interest
Pre-entitled Land:
Held for Investment	$-	$-	$-	$-	$-
Processing Entitlements	-	-	-	3,807	1,650
Entitled Land:
Held for Investment	-	-	-	21,020	3,447
Infrastructure under Construction	-	-	30,770	41,886	-
Improved and Held for vertical Construction	-	-	-	30,120	10,461
Construction and Existing Structures:
New Structure - Construction in process	-	-	43,153	31,998	875
Existing Structure Held for Investment	-	-	-	-	-
Existing Structure- Improvements	-	-	53,183	56,033	-
Total past due on interest	-	-	127,106	184,864	16,433
Total loans in default by basis of default	$124,117	$237,971	$407,428	$531,998	$226,629

Analysis of Changes in Mortgage Loan Income	Six Months Ended June 30,
	2012 Compared to 2011			2011 Compared to 2010
	Increase (Decrease) due to			Increase (Decrease) due to
	Volume	Rate	Net	Volume	Rate	Net
Pre-entitled Land:
Held for Investment	$(301)	$301	$-	$(283)	$283	$-
Processing Entitlements	(8,110)	8,289	179	(4,213)	4,279	66

Entitled Land:
Held for Investment	(4,862)	4,777	(85)	(5,289)	5,374	85
Infrastructure under Construction	(2,813)	2,790	(23)	(1,144)	941	(203)
Improved and Held for Vertical Construction	(2,346)	2,346	-	(2,228)	2,089	(139)

Construction and Existing Structures:
New Structure - Construction in process	(210)	130	(80)	510	(911)	(401)
Existing Structure Held for Investment	(785)	887	102	(1,036)	1,177	141
Existing Structure- Improvements	(222)	61	(161)	(1,002)	1,163	161
Total change in mortgage loan income	$(19,649)	$19,581	$(68)	$(14,685)	$14,395	$(290)

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

Results of Operations for the Three and Six Months Ended June 30, 2012 and 2011

(dollars in thousands)
	Three Months Ended June 30,				Six Months Ended June 30,
	2012	2011	$ Change	% Change	2012	2011	$ Change	% Change
Revenues
Mortgage Loan Income	$313	$313	$-	0.0%	$598	$666	$(68)	(10.2)%
Rental Income	377	451	(74)	(16.4)%	806	939	(133)	(14.2)%
Investment and Other Income	615	117	498	425.6%	1,168	300	868	289.3%
Total Revenue	$1,305	$881	$424	48.1%	$2,572	$1,905	$667	35.0%

Mortgage Loan Income.

During the three months ended June 30, 2012 and 2011, income from mortgage loans remained consistent at $0.3 million. During the six months ended June 30, 2012 and 2011, income from mortgage loans was $0.6 million and $0.7 million, respectively, a decrease of $0.1 million, or 10.2%. The year-over-year decrease in mortgage loan income for the period is attributable to the decrease in the income-earning portion of our loan portfolio. While the total loan portfolio outstanding principal was $134.7 million at June 30, 2012, the income-earning asset balance was $10.5 million with a weighted average interest rate of 12.5%, as compared to outstanding principal of $339.2 million at June 30, 2011, and an income-earning asset balance of $6.7 million with a weighted average interest rate of 8.2%. As of June 30, 2012, nine of our 13 loans were in default and in non-accrual status, as compared to 29 out of our 34 loans at June 30, 2011.  As such, in the absence of acquiring or originating new loans, we anticipate mortgage income to remain at minimal levels in future periods until such time that we are able to re-commence lending activities.

Mortgage loan originations during the six months ended June 30, 2012 have been limited to partial financings in connection with the sale of REO assets. During the six months ended June 30, 2012, we financed two new loans with an aggregate principal balance of $5.5 million and interest rates ranging from 12.0 to 12.5%.

Rental Income.

During the three months ended June 30, 2012, we recognized rental income of $0.4 million and $0.5 million in the corresponding period in 2011, a decrease of $0.1 million or 16.4%. During the six months ended June 30, 2012, we recognized rental income of $0.8 million and $0.9 million in the corresponding period in 2011, a decrease of $0.1 million or 14.2%. The decrease in rental income is attributed to a settlement of a dispute which resulted in certain rental concessions being granted to the anchor tenant of our medical office building.

Investment and Other Income.

Investment and other income is comprised of interest earned on certain notes receivable from a tenant of one of our operating properties, fees earned from our management of the SWI Fund, and commencing in March 2012, golf, spa and food and beverage revenue from a golf course operation acquired through foreclosure. During the three months ended June 30, 2012, investment and other income was $0.6 million, an increase of $0.4 million from $0.1 million for the three months ended June 30, 2011. During the six months ended June 30, 2012, investment and other income was $1.2 million, an increase of $0.9 million from $0.3 million for the six months ended June 30, 2011. The increase is attributable to the revenue derived from the golf course and food and beverage operation acquired through foreclosure in March 2012. These increases were offset by a decrease in interest income on a tenant note receivable resulting from principal paydowns since the prior year.

Expenses (dollars in thousands)
	Three Months Ended June 30,				Six Months Ended June 30,
	2012	2011	$ Change	% Change	2012	2011	$ Change	% Change
Expenses:
Property Taxes for REO	$1,016	$735	$281	38.2%	$1,719	$1,575	$144	9.1%
Other Operating Expenses for REO	1,308	831	477	57.4%	2,097	1,660	437	26.3%
Professional Fees	550	1,257	(707)	(56.2)%	2,411	2,609	(198)	(7.6)%
Default and Related Expenses	377	279	98	35.1%	579	518	61	11.8%
General and Administrative Expenses	1,496	4,279	(2,783)	(65.0)%	2,997	5,893	(2,896)	(49.1)%
Organizational and Offering Costs	-	110	(110)	(100.0)%	-	509	(509)	(100.0)%
Interest Expense	3,360	1,490	1,870	125.5%	6,611	2,268	4,343	191.5%
Depreciation and Amortization Expense	658	456	202	44.3%	1,586	909	677	74.5%
Gain on Disposal of Assets	(146)	(208)	62	(29.8)%	(223)	(282)	59	(20.9)%
Provision for (Recovery of) Credit Losses	(900)	(3,000)	2,100	(70.0)%	(900)	(3,000)	2,100	(70.0)%
Impairment of REO	-	1,529	(1,529)	(100.0)%	-	1,529	(1,529)	(100.0)%

Total Costs and Expenses	$7,454	$7,758	$(304)	(3.9)%	$16,612	$14,188	$2,424	17.1%

Property Taxes for REO.

During the three months ended June 30, 2012 and 2011, property tax expense was $0.5 million and $0.7 million, respectively, a decrease of $0.2 million or 29.9%.  During the six months ended June 30, 2012 and 2011, property tax expense was $1.2 million and $1.6 million, respectively, a decrease of $0.4 million or 22.7%.  The year over year decrease for the three and six month period is attributed to the foreclosure of nine loans in 2012, offset by the sale of certain REO properties and the payment of past due property taxes resulting in lower penalties. We expect such costs and expenses to increase as we continue to exercise remedies on loans in default and to decrease as we dispose of real estate owned.

Other Operating Expenses for REO.

Other operating expenses for REO include home owner association dues, utilities, repairs and maintenance, and other expenses attributable to such properties, as well as costs pertaining to operating properties.  During the three months ended June 30, 2012 and 2011, other operating expenses for REO assets was $1.3 million and $0.8 million, respectively, an increase of $0.5 million or 57.4%.  During the six months ended June 30, 2012 and 2011, other operating expenses for REO assets was $2.1 million and $1.7 million, respectively, an increase of $0.4 million or 26.3%.  While we experienced a decrease in certain REO operating expenses, this was offset by increases from the foreclosure of new operating properties. Specifically, $1.0 million was incurred by the golf course and food and beverage operation foreclosed in March 2012, as previously described. We expect such costs and expenses to increase as we continue to exercise remedies on loans in default and as activities of operating properties increase, and to decrease as we dispose of real estate owned.

Professional Fees.

During the three months ended June 30, 2012 and 2011, professional fees were $0.6 million and $1.3 million, respectively, a decrease of $0.7 million or 56.2%. During the six months ended June 30, 2012 and 2011, professional fees were $2.4 million and $2.6 million, respectively, a decrease of $0.2 million or 7.6%. The overall decrease in professional fees for the three and six month period is attributed to a settlement reached with a previous legal vendor that reduced the outstanding liability with the vendor. This was offset by increases in legal fees incurred in connection with the shareholder litigation and related settlement, and increases in professional fees to ITH Partners and NWRA in accordance with the related consulting agreements which commenced in the late in first and second quarters of 2011.

Default and Related Expenses.

During the three months ended June 30, 2012 and 2011, default and related expenses were $0.4 million and $0.3 million, respectively, a decrease of $0.1 million or 35.1%. During the six months ended June 30, 2012 and 2011, default and related expenses were $0.6 million and $0.5 million, respectively, a decrease of $0.1 million or 11.8%. The slight increase in expense pertains directly to the number of defaults and foreclosures experienced by us in 2012 and 2011, and our enforcement against related guarantors.

General and Administrative Expenses.

During the three months ended June 30, 2012 and 2011, general and administrative expenses totaled $1.5 million and $4.3 million, respectively, a decrease of $2.8 million or 65.0%. During the six months ended June 30, 2012 and 2011, general and administrative expenses totaled $3.0 million and $5.9 million, respectively, a decrease of $2.9 million or 49.1%. The decrease in general and administrative costs is attributed to non-recurring expenses recorded during the three months ended June 30, 2011 in connection with the separation of our former CEO, including costs totaling $1.2 million under the terms of his separation agreement, as well as a non-cash charge of $1.2 million for the excess of the amount paid by an affiliate of NW Capital for the purchase of the common shares owned by the former CEO over the deemed fair value of the stock as determined by an independent valuation firm which was recorded as compensation expense. In addition, we recorded $0.8 million in operating costs during the period ended June 30, 2011 relating to Infinet, which was abandoned effective December 31, 2011.

Organizational and Offering Costs.

During the three and six months ended June 30, 2011, we incurred organizational costs of $0.1 million relating to the start-up of Infinet, an exploratory business venture and our wholly-owned subsidiary. This venture was abandoned effective December 31, 2011. No such costs were incurred during the period ended June 30, 2012.

Also, during the three and six months ended June 30, 2011, we wrote-off offering costs incurred totaling $0.3 million relating to our potential initial public offering. Because the consummation of any prospective initial public offering is not probable in the near term, we expensed all such costs until we have a definitive timeline established for any prospective initial public offering. No such costs were incurred during the period ended June 30, 2012.

Interest Expense.

Interest expense includes interest incurred in connection with the NW Capital loan and borrowings from various other lenders. During the three months ended June 30, 2012, interest expense was $3.6 million as compared to $1.5 million for the same period in 2011, an increase of $2.1 million or 141.3%. During the six months ended June 30, 2012, interest expense was $6.8 million as compared to $2.3 million for the same period in 2011, an increase of $4.6 million or 201.9%. The increase in interest expense reflects interest incurred on the $50.0 million NW Capital loan which closed in June 2011, as well as the amortization of the related deferred financing costs. In addition, the increase is attributed in part to the additional CFD and special assessment obligations that are now recorded as our liabilities as of December 31, 2011.

Depreciation and Amortization Expense.

During the three months ended June 30, 2012 and 2011, depreciation and amortization expenses were $0.7 million and $0.5 million, respectively, an increase of $0.2 million or 44.3%. During the six months ended June 30, 2012 and 2011, depreciation and amortization expenses were $1.6 million and $0.9 million, respectively, an increase of $0.7 million or 74.5%. The increase is attributed to accelerated amortization on certain leasehold improvements abandoned in the second quarter of 2012, as well as depreciation recorded on operating property assets acquired through foreclosure in March 2012.

Gain on Disposal of Assets.

During the three months ended June 30, 2012 and 2011, gain on the disposal of assets totaled $0.1 million and $0.2 million, respectively, a decrease of $0.1 million or 29.8%. During the six months ended June 30, 2012 and 2011, gain on the disposal of assets totaled $0.2 million and $0.3 million, respectively, a decrease of $0.1 million or 20.9%. During the six months ended June 30, 2012, we sold six loan and REO assets for $15.9 million (net of selling costs) resulting in a net gain of approximately $0.2 million. During the six months ended June 30, 2011, we sold eight loan and REO assets for $8.5 million (net of selling costs) resulting in a net gain of approximately $0.3 million.

Provisions for Credit Losses and Impairment of REO.

Based on the valuation analysis performed on our loan and REO portfolio during the three and six months ended June 30, 2012, we recorded no provisions for credit losses or impairment in the valuation of REO. However, we recorded a recovery of credit losses of $0.9 million during the three and six months ended June 30, 2012 relating to the collection of certain notes receivable from a guarantor for which an allowance for credit loss had been previously recorded. During the three and six months ended June 30, 2011, we recorded a recovery of credit losses of $3.0 million and an REO impairment charge in the amount of $1.5 million.

Loan Originations, Loan Types, Borrowers, the Underwriting Process and Loan Monitoring

Lending Activities

As of June 30, 2012, our loan portfolio consisted of 13 first mortgage loans with a carrying value of $83.2 million. In comparison, as of December 31, 2011, our loan portfolio consisted of 21 first mortgage loans with a carrying value of $108.2 million. Given the non-performing status of the majority of the loan portfolio and the suspension of significant lending activities, there continues to be limited loan activity during the six months ended June 30, 2012. Except for the origination of two loans totaling $5.5 million relating to the financing of a portion of the sale of certain REO assets, no other new loans were originated during the six months ended June 30, 2012.  Similarly, we originated only two loans during the same period in 2011 totaling $3.5 million relating to the partial financing of the sale of certain REO assets. As of June 30, 2012 and December 31, 2011, the valuation allowance represented 38.9% and 56.7%, respectively, of the total outstanding loan principal and interest balances.

Lien Priority

Historically, all mortgage loans have been collateralized by first deeds of trust (mortgages) on real property, and generally include a personal guarantee by the principals of the borrower. Often the loans are secured by additional collateral. However, as of June 30, 2012, there was an outstanding third-party loan totaling $17.7 million secured by a portion of our collateral that was superior to our lien position on one of our loans with an outstanding principal and accrued interest balance of $51.8 million. As of December 31, 2011, we had subordinated two first lien mortgages to third-party lenders in the amount of $20.4 million. While subordinations of our first lien positions are not expected to be a common occurrence in the future, we may find it necessary to do so in an effort to maximize the opportunity for recovery of our investment.

Changes in the Loan Portfolio Profile

Average Loan Size

At June 30, 2012, the average principal balance for our loans was $10.4 million, as compared to $11.7 million at December 31, 2011. The decrease in average note balance is a result of the foreclosure of certain higher balance loans during the six months ended June 30, 2012.

Geographic Diversification

At June 30, 2012, our mortgage loans consist of loans where the primary collateral is located in Arizona, California, Nevada and Utah. The concentration of our loan portfolio in Arizona and California, markets in which values have been severely impacted by the decline in the real estate market, totals 87.1% and 92.0% at June 30, 2012 and December 31, 2011, respectively. The change in the geographic diversification of our loans is primarily attributed to the foreclosure and transfer of such loans to REO assets. There has been no other material change in our geographical diversification or concentrations since December 31, 2011.

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

Interest Rate Information

Our loan portfolio includes loans that carry variable and fixed interest rates. All variable interest rate loans are indexed to the Prime rate with interest rate floors. At June 30, 2012 and December 31, 2011, respectively, the Prime rate was 3.25% per annum.

Despite these interest rates, the majority of our existing loans are in non-accrual status. As of June 30, 2012, we had four performing loans with an average outstanding principal balance of $2.6 million and a weighted average interest rate of 12.5%. At December 31, 2011, three of our 21 portfolio loans were performing and had an average principal balance of $2.4 million and a weighted average interest rate of 10.6%. For additional discussion regarding the impact of pro forma increases or decreases in the Prime rate, see “Quantitative and Qualitative Disclosures About Market Risk” located in our previously filed Form 10-K.

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

As of June 30, 2012, the original projected end-use of the collateral under our loans was comprised of 54.3% residential, 3.6% mixed-use and 42.1% commercial. As of December 31, 2011, the original projected end-use of the collateral under our loans was comprised of 46.5% residential, 31.4% mixed-use, 21.7% commercial and the balance for industrial. Changes in classifications are primarily a result of foreclosures of certain loans, unless loans are modified and additional loan amounts advanced to allow a borrower’s project to progress to the next phase of the project’s development.

At June 30, 2012, the entire balance of the valuation allowance was attributable to residential-related projects. At December 31, 2011, approximately 60% of the valuation allowance was attributable to residential-related projects and 40% to mixed-use projects.

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

Changes in the Portfolio Profile — Scheduled Maturities

The outstanding principal balance and accrued interest receivable of mortgage loans, net of the valuation allowance, as of March 31, 2012 , have scheduled maturity dates within the next several quarters as follows (dollars in thousands):

June 30, 2012
Quarter	#	Amount	Percent
Matured	7	$31,792	23.3%
Q3 2012	3	97,102	71.2%
Q1 2013	1	539	0.4%
Q2 2013	1	2,000	1.5%
Q3 2013	1	4,845	3.6%
Total	13	136,278	100.0%
Less: Valuation Allowance		(53,080)

Net Carrying Value		$83,198

Of the total of matured loans as of June 30, 2012, approximately 14.8% matured in the year ended December 31, 2008, 0.2% matured in the year ended December 31, 2009, 5.3% matured in the year ended December 31, 2010, and 2.5% matured in the year ended December 31, 2011.

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

Operating Properties and Real Estate Held for Development or Sale

A discussion and summary of Operating Properties and REO held for development or sale as of June 30, 2012 is presented in Note 4 of the accompanying financial statements under the heading entitled “Operating Properties and Real Estate Held for Development or Sale”.

During the six months ended June 30, 2012, we foreclosed on nine loans (resulting in eight property additions) with net carrying values totaling $29.9 million as of June 30, 2012. In addition, during the six months ended June 30, 2012, we sold six REO assets for $15.9 million (net of selling costs), of which we financed $5.5 million, for a gain of $0.2 million.

Important Relationships Between Capital Resources and Results of Operations

Summary of Existing Loans in Default

At June 30, 2012, there were nine loans in default with a net carrying value of $71.0 million, as compared to 18 loans with a carrying value of $96.3 million at December 31, 2011. Of the 18 loans that were in default at December 31, 2011, nine of these loans remained in default status as of June 30, 2012, and nine such loans with a net carrying value of $29.9 million were foreclosed upon during the six months ended June 30, 2012.

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

Valuation Allowance and Fair Value Measurement of Loans and Real Estate Held for Sale

A discussion of our valuation allowance, fair value measurement, valuation categories and summaries of the procedures performed in connection with our fair value analysis as of June 30, 2012, is presented in Note 5 of the accompanying financial statements. We recorded no provisions for credit losses for loans or impairment charges for our REO assets during the six months ended June 30, 2012. However, we recorded a recovery of credit losses of $0.9 million during the three and six months ended June 30, 2012 relating to the collection of certain notes receivable from a guarantor for which an allowance for credit loss had been previously recorded. During the three and six months ended June 30, 2011, we recorded a recovery of credit losses of $3.0 million and an REO impairment charge in the amount of $1.5 million.

Leverage to Enhance Yields

We did not undertake any borrowing activities during the six months ended June 30, 2012. However, we may deem it beneficial, if not necessary, to employ additional leverage in the future. See “Note 6 – Debt and Notes Payable” in the accompanying condensed consolidated financial statements for additional information regarding our outstanding indebtedness.

Off-Balance Sheet Arrangements

Upon the initial funding of loans, we typically establish a reserve for future interest payments which is deposited into a controlled disbursement account in the name of the borrower for our benefit. These accounts, which are held in the name of the borrowers, are not included in our condensed consolidated balance sheets. However, as of June 30, 2012, there were no such amounts outstanding and we did not have any other off-balance sheet arrangements.

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

At June 30, 2012, we had cash and cash equivalents of $17.9 million, as well as loans held for sale totaling $83.2 million and REO held for sale of $54.8 million. These items comprise our primary sources of liquidity and we believe they are sufficient to cover our liquidity needs over the next twelve months. However, there is no assurance that we will be successful in selling existing real estate assets in a timely manner or in obtaining additional financing, if needed, to sufficiently fund future operations or to implement our investment strategy. Further, each sale requires the approval of the holders of our convertible note payable.  Our failure to generate sustainable earning assets and successfully liquidate a sufficient number of our loans and real estate assets, including receiving approval from our lender of such liquidations, may have a further material adverse effect on our business, results of operations and financial position.

Our requirements for and sources of liquidity and capital resources are described in more detail in our Annual Report on Form 10-K for the year ended December 31, 2011. There have been no material changes to our requirements for liquidity from those described in our previously filed annual report on Form 10-K as of and for the six months ended June 30, 2012.

Cash Flows

Cash Used In Operating Activities

Cash used in operating activities was $13.1 million for the six months ended June 30, 2012 as compared to $20.8 million for the six months ended June 30, 2011. Cash used in operating activities includes the cash generated from interest and other mortgage income from our loan portfolio, offset by amounts paid for property taxes and other operating costs for REO assets, professional fees, general and administrative expenses and other expenses, as well as interest on notes payable. The decrease in cash used in operating activities for the six months ended June 30, 2012 compared to the 2011 period is attributed to the lower payment for various operating activities coupled with higher collections of receivables.

Cash Provided By Investing Activities

Net cash provided by investing activities was $10.7 million for the six months ended June 30, 2012 compared to $5.1 million for the 2011 period. Net cash provided by investing activities increased primarily due to higher proceeds from the sale and recoveries of REO assets and loans. These amounts were offset by lower mortgage payments received, mortgage fundings and capital outlays of REO.

Cash Provided by (Used in) Financing Activities

Net cash used in financing activities was $1.0 million for the six months ended June 30, 2012 as compared to net cash provided by financing activities of $39.6 million for the six months ended June 30, 2011. The 2011 period reflects the net proceeds from NW Capital notes payable, net of related debt issuance costs.

Critical Accounting Policies

Our critical accounting policies are disclosed in our previously filed Annual Report on Form 10-K for the fiscal year ended December 31, 2011.  As of June 30, 2012, there has been no significant change in our critical accounting policies from December 31, 2011, except as disclosed in Note 2 of the unaudited condensed consolidated financial statements included in this Form 10-Q.

Recent Accounting Pronouncements

For information regarding recent accounting pronouncements that are applicable to us, see Note 2 to our unaudited condensed consolidated financial statements included with this Form 10-Q.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Our quantitative and qualitative disclosures about market risk are disclosed in our previously filed Annual Report on Form 10-K for the year ended December 31, 2011.  As of June 30, 2012, there has been no significant changes in our market risks from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

Interest Rate Risk

Because over 92% of the principal balances of our loans are in non-accrual status as of June 30, 2012, changes in weighted average interest rates for our loan portfolio have little impact on interest income.

The following table contains information about our mortgage loan principal and accrued interest receivable balances as of June 30, 2012, presented separately for fixed and variable rates and the calendar quarters in which such mortgage investments mature (in thousands).

Loan Rates:	Matured	Q3 2012	Q1 2013	Q2 2013	Q3 2013	Total
	(in thousands)
Variable	$23,543	$-	$539	$-	$-	$24,082
Fixed	8,249	97,102	-	2,000	4,845	112,196
	$31,792	$97,102	$539	$2,000	$4,845	136,278
Less: Valuation Allowance						(53,080)
Net Carrying Value						$83,198

As of June 30, 2012, we had cash and cash equivalents totaling $17.9 million (or 7.9% of total assets), all of which were held in bank accounts or highly liquid money market accounts or short-term certificates of deposit. We have historically targeted between 3% and 5% of our portfolio balances to be held as a working capital reserve. However, our actual deployment ratio of cash may vary in the future depending on a variety of factors, including the timing and amount of debt or capital raised, contractual restrictions and the timing and amount of investments made. We believe that these financial assets do not give rise to significant interest rate risk due to their short-term nature.

Item 4.   Controls and Procedures

Controls and Procedures

Our management has evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Form 10-Q.

Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2012 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes to Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our fiscal quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

In designing and evaluating our disclosure controls and procedures and internal control over financial reporting, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in designing and evaluating the controls and procedures.  We regularly review and document our disclosure controls and procedures, and we are in the process of refining our internal control over financial reporting, and may from time to time make appropriate changes aimed at enhancing their effectiveness and ensure that our systems evolve with our business.

PART II

OTHER INFORMATION

Item 1.    Legal Proceedings.

The status of our legal proceedings is provided in Note 11 – “Commitments and Contingencies – Legal Matters” of the accompanying condensed consolidated financial statements and is incorporated herein by reference.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2012	IMH FINANCIAL CORPORATION

	By:	/s/ Steven Darak
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

