Form 10-Q
period 2012-09-30
IMH Financial Corp
filed 2012-11-14
CIK 1397403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

or

☐ Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______ to _______

Commission File number 000-52611

IMH FinanciaL corporation

(Exact name of registrant as specified in its charter)

Delaware	27-1537126
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

7001 N. Scottsdale Rd #2050

Scottsdale, Arizona 85253

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

The registrant had 50,000 shares of Common Stock, 3,811,342 shares of Class B-1 Common Stock, 3,811,342 shares of Class B-2 Common Stock, 7,735,169 shares of Class B-3 Common Stock, 627,579 shares of Class B-4 Common Stock and 838,448 shares of Class C Common Stock, which were collectively convertible into 16,873,880 outstanding common shares as of November 14, 2012.

IMH FINANCIAL CORPORATION

QUARTERLY REPORT ON FORM 10-Q

PART I

FINANCIAL INFORMATION

Item 1.            Financial Statements.

IMH FINANCIAL CORPORATION

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	September 30,	December 31,
	2012	2011 (1)
	(Unaudited)	(Restated)
ASSETS
Cash and Cash Equivalents	$19,779	$21,322
Mortgage Loans Held for Sale, Net	78,436	108,186
Real Estate Acquired through Foreclosure Held for Sale	53,998	34,644
Real Estate Acquired through Foreclosure Held for Development	42,811	47,252
Operating Properties Acquired through Foreclosure	22,151	19,611
Deferred Financing Costs, Net	5,230	6,004
Other Receivables	1,739	5,423
Other Assets	4,104	2,903
Property and Equipment, Net	686	1,013

Total Assets	$228,934	$246,358

LIABILITIES
Accounts Payable and Accrued Expenses	$4,771	$7,183
Accrued Property Taxes	6,903	5,308
Dividends Payable	400	506
Notes Payable, Net of Discount	6,004	4,712
Special Assessment Obligations	6,031	6,031
Accrued Interest Payable	2,029	425
Liabilities of Assets Held for Sale	832	591
Tenant Deposits and Funds Held for Others	479	744
Convertible Notes Payable and Deferred Interest, Net of Discount	48,737	45,155
Exit Fee Payable	10,448	10,448

Total Liabilities	86,634	81,103

Commitments and Contingent Liabilities

STOCKHOLDERS' EQUITY
Common stock, $.01 par value; 200,000,000 shares authorized; 16,873,880 shares outstanding at September 30, 2012 and December 31, 2011	170	170
Preferred stock, $.01 par value; 100,000,000 shares authorized; none outstanding	-	-
Paid-in Capital	725,105	725,835
Accumulated Deficit	(582,975)	(560,750)
Total Stockholders' Equity	142,300	165,255

Total Liabilities and Stockholders' Equity	$228,934	$246,358

The condensed consolidated balance sheet as of December 31, 2011 has been derived from the audited consolidated financial statements included in the Company's annual report on Form 10-K, subject to the restatements described in note 2 herein.

The accompanying notes are an integral part of these statements

IMH FINANCIAL CORPORATION

Unaudited Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

REVENUE:
Mortgage Loan Income, Net	251	322	849	988
Rental Income	363	442	1,170	1,381
Investment and Other Income	442	184	1,609	483

Total Revenue	1,056	948	3,628	2,852

COSTS AND EXPENSES:
Property Taxes for Real Estate Owned	792	749	2,011	2,323
Other Operating Expenses for Real Estate Owned	1,742	725	3,839	1,913
Professional Fees	1,636	2,106	3,430	5,241
Default and Enforcement Related Expenses	243	345	821	863
General and Administrative Expenses	1,406	1,846	4,403	7,681
Organizational and Offering Costs	-	-	-	509
Interest Expense	3,480	3,436	10,327	5,704
Depreciation and Amortization Expense	490	450	2,076	1,359
Loss (Gain) on Disposal of Assets	(368)	58	(591)	(221)
Settlement and Related Costs	849	191	1,466	191
Total Operating Expenses	10,270	9,906	27,782	25,563

Provision for (Recovery of) Credit Losses	(1,030)	4,000	(1,929)	1,000
Impairment of Real Estate Owned	-	-	-	1,529
Total Provision and Impairment Charges	(1,030)	4,000	(1,929)	2,529

Total Costs and Expenses	9,240	13,906	25,853	28,092

Loss before income taxes	(8,184)	(12,958)	(22,225)	(25,240)

Provision for Income Taxes	-	-	-	-

NET LOSS	(8,184)	(12,958)	(22,225)	(25,240)

Basic and diluted loss per common share
Net Loss per Share	$(0.49)	$(0.77)	$(1.32)	$(1.50)
Weighted Average Common Shares Outstanding	16,873,880	16,873,880	16,873,880	16,842,626

The accompanying notes are an integral part of these statements

IMH FINANCIAL CORPORATION

Unaudited Condensed Consolidated Statement of Stockholders’ Equity

Nine Months Ended September 30, 2012

(Dollars in thousands)

					Total
	Common Stock			Accumulated	Stockholders'
	Shares	Amount	Paid-in Capital	Deficit	Equity

Balances at December 31, 2011	16,873,880	$170	$725,835	$(560,750)	$165,255

Net Loss - Nine Months Ended September 30, 2012	-	-	-	(22,225)	(22,225)
Dividends Declared	-	-	(1,200)	-	(1,200)
Stock-Based Compensation	-	-	470	-	470
Balances at September 30, 2012 (unaudited)	16,873,880	$170	$725,105	$(582,975)	$142,300

The accompanying notes are an integral part of these statements

IMH FINANCIAL CORPORATION

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands)

	Nine Months Ended September 30,
	2012	2011

CASH FLOWS - OPERATING ACTIVITIES
Net Loss	$(22,225)	$(25,240)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for (Recovery of) Credit Losses	(275)	1,000
Impairment of Real Estate Owned	-	1,529
Stock-Based Compensation and Option Amortization	470	1,396
Gain on Disposal of Assets	(591)	(221)
Amortization of Deferred Financing Costs	933	1,061
Depreciation and Amortization Expense	2,076	1,359
Accretion of Discount on Note Payable	1,893	392
Increase (decrease) in cash resulting from changes in:
Accrued Interest Receivable	(74)	(1,475)
Other Receivables	3,614	52
Other Assets	(1,501)	(1,701)
Accrued Property Taxes	(535)	(174)
Accounts Payable and Accrued Expenses	(2,381)	(1,136)
Accrued Interest Payable	3,735	3,185
Liabilities of Assets Held for Sale	(736)	1,045
Tenant Deposits and Funds Held for Others	(513)	520

Total adjustments, net	6,115	6,832

Net cash used in operating activities	(16,110)	(18,408)

CASH FLOWS - INVESTING ACTIVITIES
Proceeds from Sale/Recovery of Real Estate Owned	11,544	6,803
Proceeds from Sale of Loans	-	5,039
Purchases of Property and Equipment	(329)	(7)
Mortgage Loan Fundings and Protective Advances	(1,622)	(3,340)
Mortgage Loan Repayments	7,283	5,801
Investment in Real Estate Owned	(844)	(629)
Net cash provided by investing activities	16,032	13,667

CASH FLOWS - FINANCING ACTIVITIES
Proceeds from Notes Payable	-	1,500
Proceeds from Convertible Notes Payable	-	50,000
Debt Issuance Costs	(159)	(7,774)
Repayments of Notes Payable	-	(11,640)
Dividends Paid	(1,306)	(506)
Net cash (used in) provided by financing activities	(1,465)	31,580

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,543)	26,839

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	21,322	831

CASH AND CASH EQUIVALENTS, END OF PERIOD	$19,779	$27,670

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$3,764	$1,028
Real Estate Acquired Through Foreclosure	$33,264	$12,064
Deferred Interest added to Notes Payable Principal	$2,131	$2,732
Seller Financing provided for Asset Sales	$5,500	$7,953
Note Payable Financing for Land Purchase	$850	$-

The accompanying notes are an integral part of these statements

IMH FINANCIAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

NOTE 1- BUSINESS, BASIS OF PRESENTATION AND LIQUIDITY

Business

IMH Financial Corporation (the “Company”) is a real estate investor and finance company based in the southwest United States with over a decade of experience in various and diverse facets of the real estate lending and investment process, including origination, acquisition, underwriting, documentation, servicing, construction, enforcement, development, leasing, operations, marketing, and disposition. The Company’s focus is to invest in, manage and dispose of commercial real estate mortgage investments, and to perform all functions reasonably related thereto, including developing, stabilizing, managing and either holding for investment or disposing of real property acquired through foreclosure or other means. The Company also seeks to capitalize on opportunities to invest in selected real estate platforms under the direction of seasoned professionals in those areas. We were formed as a result of a series of transactions that were executed on June 18, 2010 that we refer to as the Conversion Transactions, which included (i) the conversion of our predecessor entity, IMH Secured Loan Fund (the “Fund”), from a Delaware limited liability company into a newly-formed Delaware corporation named IMH Financial Corporation, and (ii) internalization of the Fund manager, Investor’s Mortgage Holdings, Inc. (the “Manager”), through an acquisition by the Company of all of the outstanding shares of the Manager, and all of the outstanding membership interests of IMH Holdings, LLC.

Basis of Presentation

The accompanying unaudited, condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for a complete set of financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the results for the periods presented have been made. Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2012. These condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended December 31, 2011.

The accompanying unaudited condensed consolidated financial statements include the accounts of IMH Financial Corporation and the following wholly-owned operating subsidiaries: Investor’s Mortgage Holdings, Inc., an Arizona corporation, Investors Mortgage Holdings California, Inc., a California corporation, IMH Holdings, LLC, a Delaware limited liability company (“Holdings”), and various other wholly owned subsidiaries established in connection with the acquisition of real estate either through foreclosure or purchase.  Holdings is a holding company for two wholly-owned subsidiaries: IMH Management Services, LLC, an Arizona limited liability company, and SWI Management, LLC, an Arizona limited liability company. IMH Management Services, LLC provides us and our affiliates with human resources and administrative services, including the supply of employees, and SWI Management, LLC, or “SWIM”, acts as the manager for the Strategic Wealth & Income Company, LLC, or the SWI Fund. In addition, during the year ended December 31, 2011, we formed a new wholly-owned subsidiary, INFINET Financial Group, LLC (“Infinet”), to undertake an exploratory business venture to capitalize on our extensive network of broker-dealer relationships. Effective December 31, 2011, management elected to abandon the exploratory business venture. All significant intercompany accounts and transactions have been eliminated in consolidation.

IMH FINANCIAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

NOTE 1- BUSINESS, BASIS OF PRESENTATION AND LIQUIDITY - (continued)

Liquidity

As of September 30, 2012, our accumulated deficit aggregated $583.0 million primarily as a result of previous provisions for credit losses recorded relating to the decrease in the fair value of the collateral securing our loan portfolio and impairment charges relating to the value of real estate owned assets acquired primarily through foreclosure, as well as on-going net operating losses in recent periods resulting from the lack of income-producing assets. As a result of the erosion of the U.S. and global real estate and credit markets, we continue to experience loan defaults and foreclosures on our mortgage loans. In addition, we have found it necessary to modify certain loans, which have resulted in extended maturities of two years or longer and we believe may need to modify additional loans in an effort to, among other things, protect our collateral.

In June 2011, we entered into and closed funding of a $50.0 million senior secured convertible loan with NWRA Ventures I, LLC (“NW Capital”), which has provided us with working capital and funding for our general business needs. To supplement this financing and in order to implement our business strategy, our liquidity plan includes selling whole loans or participating interests in loans and selling certain of our real estate owned assets. As of September 30, 2012, our entire loan portfolio with an aggregate carrying value of $78.4 million is held for sale. In addition, as of September 30, 2012, real estate owned (“REO”) projects with a carrying value totaling $54.0 million were being actively marketed for sale. During the nine months ended September 30, 2012, we sold certain loans and REO assets and collected other recoveries generating approximately $11.5 million in cash, net of the amounts financed by us. We also received $7.3 million in mortgage loan paydowns during the nine months ended September 30, 2012. At September 30, 2012, we had cash and cash equivalents of $19.8 million.

While we were successful in securing $50.0 million from the NW Capital loan to provide adequate funding for working capital purposes, there is no assurance that we will be successful in selling existing real estate assets in a timely manner or in obtaining additional financing, if needed, to sufficiently fund future operations or to implement our investment strategy. Further, each sale of real estate or loan assets by us requires the approval of NW Capital.  Our failure to generate sustainable earning assets and successfully liquidate a sufficient number of our loans and real estate assets, including receiving approval from our lender of such liquidations, may have a further material adverse effect on our business, results of operations and financial position.

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

Our significant accounting policies are disclosed in our previously filed Annual Report on Form 10-K for the fiscal year ended December 31, 2011.  During the nine months ended September 30, 2012, there were no material changes in our significant accounting policies, except as described below.

IMH FINANCIAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES – continued

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

The Company identified a misstatement in the manner in which it presented accrued mortgage loan interest in its consolidated balance sheet as of December 31, 2011 and for its prior period end reporting periods. Specifically, the accrued interest should have been reflected as a component of mortgage loans held for sale, where the offsetting valuation allowance was reflected. The balance of the accrued interest receivable at December 31, 2011 totaled $4.7 million and the related valuation allowance reflected in mortgage loans held for sale totaled $4.5 million at such date.

These corrections had no impact on stockholders’ equity as of December 31, 2011 or on net loss or basic and diluted loss per share for the year then ended. The Company has assessed these misstatements in financial statement presentation and has determined that, on both a qualitative and quantitative basis, the adjustments are immaterial, both individually and in the aggregate, to the consolidated financial statements, and thus the Company will not amend any of its prior quarterly and annual reports on Form 10-Q and 10-K, and that it will adjust its presentation on a prospective basis. In order to provide consistency in the Company’s financial reporting, the December 31, 2011 consolidated balance sheet presented herein has been adjusted to appropriately reflect the corrections described above. The following table summarizes the effect of these corrections on the previously filed balance sheet as of December 31, 2011, which were adjusted for comparative purposes only (in thousands):

	December 31, 2011 Balances
	As Previously		As
	Reported	Adjustment	Restated
ASSETS

Mortgage Loans Held for Sale, Net	$103,503	$4,683	$108,186
Accrued Interest Receivable	4,683	(4,683)	-
Real Estate Acquired through Foreclosure Held for Sale	30,945	3,699	34,644
Real Estate Acquired through Foreclosure Held for Development	44,920	2,332	47,252
Total Assets	240,327	6,031	246,358

LIABILITIES
Special Assessment Obligations	-	6,031	6,031
Total Liabilities	75,072	6,031	81,103

IMH FINANCIAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES – continued

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

Reclassifications

Certain 2011 amounts have been reclassified to conform to the 2012 financial statement presentation. Such reclassifications include, but are not limited to, a reclassification of certain legal, accounting and other professional fees and related costs incurred in connection with the shareholder class action litigation described in Note 11, which were previously reported under professional fees in the accompanying consolidated statements of operations.

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

Testing Indefinite-Lived Intangible Assets for Impairment

In July 2012, the FASB issued revised guidance intended to simplify how an entity tests indefinite-lived intangible assets for impairment. The amendments will allow an entity first to assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test. An entity will no longer be required to calculate the fair value of an indefinite-lived intangible asset and perform the quantitative test unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments are effective for annual and interim indefinite-lived intangible asset impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The Company does not expect that the adoption of this standard will have a material effect on its consolidated financial statements.

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

IMH FINANCIAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES – continued

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

Multiemployer Plan Benefits

In September 2011, the FASB issued ASU No. 2011-9, "Compensation - Retirement Benefits - Multiemployer Plans (Subtopic 715-80): Disclosures about an Employer's Participation in a Multiemployer Plan," which provides new requirements for the disclosures that an employer should provide related to its participation in multiemployer pension plans. Plans of this type are commonly used by employers to provide benefits to union employees that may work for multiple employers during their working life and thereby accrue benefits in one plan for their retirement. The revised disclosures will provide users of financial statements with additional information about the plans in which an employer participates, the level of an employer's participation in the plans, and financial health of significant plans. The amendments in this update are effective for annual financial statements for the year ending September 30, 2012. The adoption of this update is not expected to have a material effect on our financial position, results of operations or cash flows.

NOTE 3 – MORTGAGE INVESTMENTS, LOAN PARTICIPATIONS AND LOAN SALES

Lien Priority

Except in limited circumstances, our mortgage loans are collateralized by first deeds of trust (mortgages) on real property and generally include a personal guarantee by the principals of the borrower and, often times, the loans are secured by additional collateral. However, as of September 30, 2012, there was an outstanding third-party loan totaling $17.8 million secured by a portion of our collateral that was superior to our lien position on one of our loans with an outstanding principal and accrued interest balance of $51.9 million. As of December 31, 2011, we had subordinated two first lien mortgages to third-party lenders in the amount of $20.4 million.

Lending Activities

Given the non-performing status of the majority of the loan portfolio, there has been limited loan activity during the nine months ended September 30, 2012. During the nine months ended September 30, 2012, we originated two loans in the amount of $5.5 million relating to the financing of a portion of the sale of certain REO assets.  At September 30, 2012, the average principal balance for our 12 loans was $10.8 million, as compared to $11.7 million for our 21 loans at December 31, 2011. A roll-forward of loan activity during the nine months ended September 30, 2012 is as follows (in thousands):

IMH FINANCIAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

NOTE 3 – MORTGAGE INVESTMENTS, LOAN PARTICIPATIONS AND LOAN SALES – (continued)

	Principal	Interest	Valuation	Carrying
	Outstanding	Receivable	Allowance	Value
Balances at December 31, 2011, as previously reported	$245,190	$-	$(141,687)	$103,503
Adjustment for Accrued Interest Receivable (note 2)	-	4,683	-	4,683
Balances at December 31, 2011 as restated	245,190	4,683	(141,687)	108,186

Additions:
Principal fundings - cash	1,622	690	-	2,312
Principal fundings - asset sale financing	5,500	-	-	5,500
Reductions:
Principal repayments	(7,283)	(616)	-	(7,899)
Recovery of allowance for credit losses	-	-	275	275
Valuation adjustment	-	-	(23)	(23)
Foreclosures/transfers to Real Estate Owned	(115,319)	(3,226)	88,630	(29,915)

Balances at September 30, 2012	$129,710	$1,531	$(52,805)	$78,436

As of September 30, 2012, we had three performing loans with an average outstanding principal balance of $2.3 million and a weighted average interest rate of 12.5%. As of September 30, 2012 and December 31, 2011, the valuation allowance represented 40.2% and 56.7%, respectively, of the total outstanding loan principal and interest balances.

Loan Maturities

The outstanding principal and interest receivable balances of our mortgage loans, net of the valuation allowance, as of September 30, 2012, have scheduled maturity dates within the next several quarters, as follows (dollars in thousands) :

September 30, 2012
Quarter	#	Principal and Interest Amount	Percent
Matured	9	$123,752	94.3%
Q1 2013	1	539	0.4%
Q2 2013	1	2,020	1.5%
Q3 2013	1	4,930	3.8%
Total	12	131,241	100.0%
Less: Valuation Allowance		(52,805)

Net Carrying Value		$78,436

Given the non-performing status of the majority of the loan portfolio, the sustained depression of real estate values and lack of available takeout financing, we do not expect the payoffs to materialize in the respective quarters. We may find it necessary to foreclose, modify, extend, make protective advances or sell such loans in order to protect our collateral, maximize our return or generate additional liquidity. During the nine months ended September 30, 2012, we extended the maturity date for one loan by twelve months. The modification did not result in forgiveness of interest or principal, but the interest rate on that loan was increased from 11% to 14%.

IMH FINANCIAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

NOTE 3 – MORTGAGE INVESTMENTS, LOAN PARTICIPATIONS AND LOAN SALES – (continued)

Loans in Default

We continue to experience loan defaults as a result of depressed real estate market conditions and lack of takeout financing in the marketplace. A summary and roll-forward of activity of loans in default through September 30, 2012 is as follows (dollars in thousands):

		Accrued		Net
	Principal	Interest	Valuation	Carrying	# of
	Outstanding	Receivable	Allowance	Value	Loans
Balances at December 31, 2011	$237,971	$4,467	$(141,687)	$100,751	18

Additions:
Additional loan fundings	1,622	(15)	-	1,607	-
Allowance adjustment	-	-	(23)	(23)	-

Reductions :
Loans removed from default - due to sale	(1,598)	(151)	-	(1,749)	-
Recovery of allowance for credit losses	-	-	275	275	-
Loans removed from default - foreclosure	(115,319)	(3,226)	88,630	(29,915)	(9)

Balances at September 30, 2012	$122,676	$1,075	$(52,805)	$70,946	9

Of the 18 loans that were in default at December 31, 2011, nine of these loans remained in default status as of September 30, 2012, and nine such loans with a net carrying value of $29.9 million were foreclosed upon during the nine months ended September 30, 2012. The valuation allowance transferred to real estate owned is treated as a charge-off at the time of foreclosure.

We are currently exercising enforcement action which we believe could lead to foreclosure upon eight of the nine loans in default at September 30, 2012. We are continuing to work with the borrower with respect to the remaining one loan in default in order to seek to maintain the entitlements on the related project and, thus, the value of our existing collateral. With respect to the loans upon which we are exercising enforcement action, while we expect to complete the foreclosure process on the majority of such loans over the next six to nine months, the timing of foreclosure on these loans is dependent on several factors, including applicable states statutes, potential bankruptcy filings by the borrowers, our ability to negotiate a deed-in-lieu of foreclosure and other factors.

At September 30, 2012, all loans in default were also in non-accrual status. In addition, as of September 30, 2012 and December 31, 2011, interest receivable recorded on such loans prior to being placed in non-accrual status totaled $1.1 million and $4.8 million, respectively, and is included in mortgage loans held for sale on the accompanying condensed consolidated balance sheet.

No interest income was recognized on non-accrual loans on a cash or accrual basis during the three or nine months ended September 30, 2012 or 2011. In addition, borrower concentrations, geographic concentrations of our loan portfolio, related loan classifications and end-user categories have not materially changed since December 31, 2011 and any such changes are primarily a result of foreclosures.

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

September 30, 2012

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

At September 30, 2012, we held total operating properties and REO assets of $119.0 million, of which $42.8 million was held for development, $54.0 million was held for sale, and $22.2 million was held as operating properties. A roll-forward of REO from December 31, 2011 to September 30, 2012 is as follows (dollars in thousands):

	Operating Properties	# of Projects	Held for Development	# of Projects	Held for Sale	# of Projects	Total Net Carrying Value
Balances at December 31, 2011, as previously reported	$19,611	1	$44,920	16	$30,945	24	$95,476
Adjustment for Special Assessment Obligations (note 2)	-	-	2,332	-	3,699	-	6,031
Balances at December 31, 2011 as restated	19,611	1	47,252	16	34,644	24	101,507

Additions:
Net principal carrying value of loans foreclosed	1,792	1	3,028	1	25,095	6	29,915
Other receivables transferred	93	-	50	-	112	-	255
Property taxes assumed on loans foreclosed	660	-	1,456	-	978	-	3,094
Capital costs additions	1,325	-	369	-	-	-	1,694

Reductions :
Cost of Properties Sold	-	-	-	-	(16,095)	(7)	(16,095)
Recoveries	(93)	-	(14)	-	(66)	-	(173)
Depreciation	(1,237)	-	-	-	-	-	(1,237)
Transfers, net	-	-	(9,330)	-	9,330	-	-
Balances at September 30, 2012	$22,151	2	$42,811	17	$53,998	23	$118,960

During the nine months ended September 30, 2012, we foreclosed on nine loans (resulting in eight property additions) and took title to the underlying collateral with net carrying values totaling $29.9 million as of September 30, 2012. The number of REO property additions does not necessarily correspond directly to the number of loan foreclosures as some loans have multiple collateral pieces that are viewed as distinct REO projects or, alternatively, we may have foreclosed on multiple loans to one borrower relating to the same REO project.

During the nine months ended September 30, 2012, we sold seven REO assets for $17.0 million (net of selling costs), of which we financed $5.5 million, for a gain of $0.6 million. During the nine months ended September 30, 2011, we sold eight REO assets for $6.1 million (net of selling costs) for a gain of $0.3 million. All REO asset sales for the nine months ended September 30, 2012 qualified for full accrual recognition except for one asset sale. Because the buyer did not provide the minimum required initial investment, full gain recognition was not allowed under GAAP so we applied the installment method of accounting for this transaction. This resulted in recognized gain of $0.1 million and a deferred gain of $0.2 million as of September 30, 2012, which is included in tenant deposits and funds held for others in the accompanying condensed consolidated balance sheet. The nature and extent of future capitalized costs for REO held for development depends on the level of development undertaken, the number of additional foreclosures and other factors. While our assets are generally available for sale, we continue to evaluate various alternatives for the ultimate disposition of these investments, including partial or complete development of the properties prior to sale or disposal of the properties on an as-is basis.

During the nine months ended September 30, 2012, we evaluated the disposition strategy for various assets which resulted in the reclassification of certain REO assets from held for development to held for sale and vice versa, based on planned investment and development activities. While the number of assets transferred between categories was the same (three), the net carrying value of assets transferred from held for development to held for sale was $9.3 million.

IMH FINANCIAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

NOTE 4 – OPERATING PROPERTIES AND REAL ESTATE HELD FOR DEVELOPMENT OR SALE - continued

As discussed in more detail in note 6, we defaulted on the terms of an agreement related to a $5.2 million note payable. This default could result in cross-acceleration of the maturity of such debt or foreclosure on the related assets. These related assets, which are included as a component of Real Estate Acquired through Foreclosure Held for Development, totaled approximately $4.9 million at September 30, 2012.

Development Services Agreement

During the quarter ended September 30, 2012, we entered into a development services agreement with a third party developer to manage the development of certain existing real estate we own with a carrying value of $5.9 million at September 30, 2012. When completed, the project is expected to consist of a 332-unit multi-family residential housing complex and a retail component. The estimated project development costs are expected to total approximately $51 million, for which we are seeking $45 million in third party financing. Under the agreement, the developer is entitled a predevelopment services fee not to exceed $150,000, a development services fee equal to 3.0% of the total project cost less $3.3 million, as well a post-development services fee. The post-development services fee will consist of a profit participation upon sale of the project ranging from 7% to 10% of the profit, depending the amount and timing of project completion and sale. Alternatively, if the project is not sold, the post-development services fee will based on the fair market value of the project as of the date not earlier than 15 months following the achievement of 90% occupancy for the project. The agreement is in effect until the fifth anniversary of the substantial completion of the project, as defined. If we elect not to proceed with the project prior to our acceptance of the development authorization notice, the agreement is cancelable by us with 30 day notice by us, subject to full payment of the predevelopment services fee and any budgeted and approved costs incurred. We are currently awaiting final approval by the local government authorities to proceed with the development.

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

Similarly, REO assets that are classified as held for sale are measured at the lower of carrying amount or fair value, less cost to sell. REO assets that are classified as operating properties or as held for development are considered “held and used” and are evaluated for impairment when circumstances indicate that the carrying amount exceeds the sum of the undiscounted net cash flows expected to result from the operation or development and eventual disposition of the asset.  If an asset is considered impaired, an impairment loss is recognized for the difference between the asset’s carrying amount and its fair value. If we elect to change the disposition strategy for our real estate held for development, and such assets were deemed to be held for sale, we would likely record additional impairment charges, and the amounts could be significant. See our consolidated audited financial statements in our previously filed Annual Report on Form 10-K for the year ended December 31, 2011 for a detailed description of the summary of the procedures performed and assumptions utilized in connection with our impairment analysis of real estate owned assets as of and for the year ended December 31, 2011.

IMH FINANCIAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

NOTE 5 – FAIR VALUE – (continued)

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

During the period ended September 30, 2012, we performed both a macro analysis of market trends and economic estimates, as well as a detailed analysis on selected significant loan and REO assets. As described more fully below, while market confidence appears to be improving in numerous markets in which our assets are located as evidenced by some improvement in sales activity and pricing, there remains continuing uncertainty concerning the general economy and, accordingly, we consider these increases in pricing trends to be fragile. The updated information and our analysis indicate moderately improving real estate market conditions, increased consumer spending, shrinking residential inventory, modestly improved levels of unemployment, limited job growth and improving real estate values, a positive but albeit moderate improvement from such indications provided as of December 31, 2011. On a national level, new home sales reached their highest level in two years during the third quarter of 2012, while housing starts reached a four year high during the quarter. In addition, foreclosures have also declined significantly in several large markets. All said, sustainability of such trends remain a national concern.

To support continued progress toward maximum employment and price stability, the Federal Reserve has indicated that it expects to continue its highly accommodative monetary policy stance for a considerable time after the economic recovery strengthens. The optimism in real estate markets is tempered by the unknown outcome of the US presidential election and the concerns about the failure of U.S. policy makers to agree so far on a fiscal plan. As such, we expect housing demand and real estate in general to improve slightly over the short-term and do not expect that it will likely improve markedly until the general economy strengthens, the housing market shows a longer trend of ongoing recovery, and a clear fiscal policy is defined by the incoming administration following the presidential election.

The following is a summary of the procedures performed in connection with our fair value analysis of loans and REO assets as of and for the three months ended September 30, 2012:

1.	We reviewed the status of each of our loans to ascertain the likelihood that we will collect all amounts due under the terms of the loans at maturity based on current real estate and credit market conditions.

2.	We reviewed the status and disposition strategy of each of our REO assets to determine whether such assets continue to be properly classified as held for sale or held as operating properties or development as of the reporting date.

3.	For the period ended September 30, 2012, given the lack of significant change in overall general market conditions since December 31, 2011, we performed an analysis to determine whether there were any indications of a material increase or decrease in the value of the underlying collateral and REO assets since the last complete valuation for such assets. This analysis included a review and update of current market participant activity, overall market conditions, our direct knowledge of local market activity affecting the project, as well as other market indicators obtained through our asset management group and various third parties. Our asset-specific analysis focused on the higher valued assets representing approximately 90% of our total loan collateral and REO portfolio. We considered the results of our analysis and the potential valuation implication to the balance of the portfolio based on similar asset types and geographic location.

IMH FINANCIAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

NOTE 5 – FAIR VALUE – (continued)

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

Based on our analysis, generally the valuation approach taken and assumptions utilized with respect to each asset at December 31, 2011 remained applicable at September 30, 2012, except for those assets subject to a recent bona fide written third-party offer to buy our loan or REO asset. See our previously filed Annual Report on Form 10-K for the fiscal year ended December 31, 2011 for a summary of the key assumptions and valuation methodologies utilized to derive fair value.

September 30, 2012 Selection of Single Best Estimate of Value

In determining the single best estimate of value for the September 30, 2012 valuation analysis, in our judgment, recent market participant information and other economic data points generally have improved since December 31, 2011. However, there are other offsetting factors that we have considered.

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

During the period ended September 30, 2012, we noted several improving trends in US real estate markets. According to various third-party sources, on a national level, new home sales reached their highest level in two years, while housing starts reached a four year high. Foreclosures have also declined significantly in the third quarter in nearly two-thirds of the nation’s largest metro areas, including San Francisco, Los Angeles and Phoenix. Some of largest homebuilders in the US reported strong third quarter profits and some have indicated that they expect to continue to do well because of high rental rates, record low general and mortgage interest rates and a decrease in overall home supply. The near record low rates for 30-year mortgages are expected to lure buyers to continue to the recovery. Nevertheless, lenders have continued to employ strict lending guidelines making it difficult for many consumers to qualify for mortgages to take advantage of the low rates.

The optimism in real estate markets is further tempered by the outcome of the US presidential election and the potential effects of reductions in federal spending resulting from required spending cuts. Collectively, the possible tax increases, sequestration and austerity provisions could have the effect of contracting the economy, resulting in job losses and a rise in unemployment, which would likely impede or negate the real estate market improvements noted. Additionally, while the economy appears to be growing modestly and improved consumer confidence has generated increased consumer spending, the nation continues to struggle because businesses are reluctant to invest, and slower global growth has cut demand for US exports. Internationally, monetary policy, fiscal consolidation and stressed financial systems have created a general feeling of uncertainty about the ability of European policy makers to control the Euro crisis.

IMH FINANCIAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

NOTE 5 – FAIR VALUE – (continued)

While certain external market information presents optimistic data points, it also cautions that continued improvement is expected to remain slow and is dependent on numerous economic factors. We believe the above observable inputs combined with other observable and unobservable inputs and management’s specific knowledge related to market activity surrounding the underlying real estate assets generally provide a reasonable basis for a selection within the valuation range provided. Accordingly, with the exception of specific assets, management generally considered the low end of the range to be most representative of fair value, less estimated costs to sell, based on current market conditions at September 30, 2012, consistent with prior reporting periods.  Management continues to monitor both macro and micro-economic conditions through the date of filing of its quarterly financial statements to determine the impact of any significant changes that may have a material impact on the fair value of our real estate assets.

Valuation Conclusions

Based on the results of our evaluation and analysis, we recorded a recovery of credit losses of $0.3 million on our loan portfolio and no impairment charges in the value of REO for the three and nine months ended September 30, 2012, respectively. In addition, we recorded an additional recovery of credit losses of $0.7 and $1.6 million during the three and nine months ended September 30, 2012, respectively, relating to the collection of notes receivable from certain guarantors for which an allowance for credit loss had been previously recorded. For the three months and nine months ended September 30, 2011, we recorded a provision for credit losses, net of recoveries, of $4.0 million nine and $1.0 million, respectively.

As of September 30, 2012, the valuation allowance totaled $52.8 million, representing approximately 40.2% of the total outstanding loan principal and interest balances. As of December, 2011, the allowance for credit loss totaled $141.7 million, representing 56.7% of the total outstanding loan portfolio principal and interest balances. The reduction in the overall allowance is primarily attributed to the transfer of the allowance associated with loans on which we foreclosed during the period. With the existing valuation allowance recorded as of September 30, 2012, we believe that, as of that date, the fair value of the underlying collateral of our loans is adequate in relation to the net carrying value of loan principal and accrued interest and that no additional valuation allowance is considered necessary.

While the above results reflect management’s assessment of the fair value of our real estate assets as of September 30, 2012 and December 31, 2011 based on currently available data, we will continue to evaluate our loans and real estate assets in the remaining quarter of 2012 and beyond to determine the adequacy and appropriateness of the valuation allowance. Depending on market conditions, such updates may yield materially different values and potentially increase or decrease the valuation allowance for loans or impairment charges for REO assets.

Valuation Categories

Except for mortgage loans and REO held for sale, which are measured at fair value on a non-recurring basis for purposes of determining valuation with respect to our valuation allowance and/or impairment, none of our assets or liabilities is measured at fair value on a recurring or non-recurring basis. Additionally, there are no mortgage loans or REO held for sale that were measured at fair value using Level 1 inputs. The following table presents the categories for which net mortgage loans are measured at fair value based upon the lowest level of significant input to the valuation as of September 30, 2012 and December 31, 2011, respectively (in thousands):

IMH FINANCIAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

NOTE 5 – FAIR VALUE – (continued)

	September 30, 2012			December 31, 2011
	Significant			Significant
	Other	Significant		Other	Significant
	Observable	Unobservable		Observable	Unobservable
	Inputs	Inputs		Inputs	Inputs
Description:	(Level 2)	(Level 3)	Total	(Level 2)	(Level 3)	Total
Net Mortgage Loans:
Pre-entitled Land:
Held for Investment	$-	$507	$507	$-	$1,838	$1,838
Processing Entitlements	-	4,930	4,930	-	21,800	21,800
	-	5,437	5,437	-	23,638	23,638
Entitled Land:
Held for Investment	-	(43)	(43)	737	1,916	2,653
Infrastructure under Construction	-	7,135	7,135	-	10,050	10,050
Improved and Held for Vertical Construction	-	-	-	3,848	-	3,848
	-	7,092	7,092	4,585	11,966	16,551
Construction & Existing Structures:
New Structure - Construction in-process	-	8,876	8,876	-	11,118	11,118
Existing Structure Held for Investment	-	2,020	2,020	-	2,010	2,010
Existing Structure - Improvements	3,123	51,888	55,011	3,020	51,849	54,869
	3,123	62,784	65,907	3,020	64,977	67,997
Total Mortgage Loans	$3,123	$75,313	$78,436	$7,605	$100,581	$108,186

Total Real Estate Held for Sale, as restated	$16,253	$37,745	$53,998	$9,628	$25,016	$34,644

Generally, all of our mortgage loans and REO held for sale are valued using significant unobservable inputs (Level 3) obtained through third party appraisals or internal management analysis, except for such assets for which third party offers were used, which are considered Level 2 inputs. Changes in the use of Level 3 valuations are based solely on whether we utilized third party offers for valuation purposes. The table presented below summarizes the change in balance sheet carrying values associated with the mortgage loans measured using significant unobservable inputs (Level 3) during the nine months ended September 30, 2012 (in thousands):

	Mortgage	Real Estate Held
	Loans, net	for Sale, net

Balances, December 31, 2011, as restated	$100,581	$25,016

Mortgage Loan Fundings/Capital Additions, net	7,709	(7)
Mortgage Loan Repayments	(7,647)	-
Transfers to REO from Loans	(25,330)	-
Asset sales/recoveries	-	(1,440)
Transfers into (out of) Level 3	-	14,176

Balances, September 30, 2012	$75,313	$37,745

IMH FINANCIAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

NOTE 6 – DEBT, NOTES PAYABLE AND SPECIAL ASSESSMENT OBLIGATIONS

A roll-forward of notes payable and related obligations from December 31, 2011 to September 30, 2012 is as follows, in thousands:

Balance at December 31, 2011, as previously reported	$60,315
Adjustment for Special Assessment Obligations (note 2)	6,031
Balance at December 31, 2011, as restated	66,346
Additions:
Issuance of bank note	850
Deferred interest on Convertible Notes Payable	2,131
Accretion of discount	1,893

Balance at September 30, 2012	$71,220

Interest expense for the three months ended September 30, 2012 and 2011 was $3.5 million and $3.4 million, respectively. Interest expense for the nine months ended September 30, 2012 and 2011 was $10.3 million and $5.7 million, respectively.

Convertible Notes Payable/Exit Fee Payable

As more fully described in our Form 10-K for the year ended December 31, 2011, on June 7, 2011, we entered into and closed funding of a $50.0 million senior secured convertible loan with NW Capital. The loan matures on June 6, 2016 and bears contractual interest at a rate of 17% per year. The lender elected to defer all interest due through December 7, 2011 and 5% of the interest accrued from December 8, 2011 to December 31, 2011. Thereafter, the lender, at its sole option, may make an annual election to defer a portion of interest due representing 5% of the total accrued interest amount, with the balance (12%) payable in cash. The lender made such an election for the year ending December 31, 2012. Deferred interest is capitalized and added to the outstanding loan balance on a quarterly basis. As of September 30, 2012, deferred interest added to the principal balance of the convertible note totaled $6.7 million, of which $2.1 million was added during the nine months ended September 30, 2012. Interest is payable quarterly in arrears beginning on January 1, 2012, and thereafter each April, July, October and January during the term of the loan.

In addition, we are required to pay an exit fee (“Exit Fee”) at maturity equal to 15% of the then outstanding principal, unpaid accrued and deferred interest and other amounts owed under the loan agreement. The Exit Fee is considered fully earned under the terms of the loan agreement and has been recorded as a liability with an offsetting amount reflected as a discount to the convertible note payable. The Exit Fee and corresponding discount to the convertible notes payable of $10.4 million was estimated assuming the lender elects its annual interest deferral option over the term of the loan. This discount amount is being amortized to interest expense over the term of the loan using the effective interest method. As of September 30, 2012, the unamortized discount totaled approximately $8.0 and the amortized discount added to the principal balance of the convertible note totaled approximately $2.5 million of which $1.5 million was added during the nine months ended September 30, 2012.

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

September 30, 2012

NOTE 6 – DEBT, NOTES PAYABLE AND SPECIAL ASSESSMENT OBLIGATIONS – continued

Conversion Feature

As more fully described in our annual report on Form 10-K for the year ended December 31, 2011, the NW Capital loan is convertible into IMH Financial Corporation Series A preferred stock at any time prior to maturity at an initial conversion rate of 104.3 shares of our Series A preferred stock per $1,000 principal amount of the loan, subject to adjustment. Similar to the convertible note, dividends on the Series A preferred stock will accrue from the issue date at the rate of 17% of the issue price per year, compounded quarterly in arrears, a portion of which may, at the election of NW Capital, be payable in additional shares of stock.

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

Other Notes Payable Activity

During the nine months ended September 30, 2012 and 2011, we amortized the discount applicable to certain non-interest bearing notes to interest expense totaling approximately $0.4 million for each period. The net principal balance of the notes payable at September 30, 2012, which have a maturity date of December 31, 2012, was $5.2 million. The remaining unamortized discount on the notes at September 30, 2012 and December 31, 2011 was approximately $0.2 million and $0.6 million, respectively. The notes are secured by certain REO assets that have a carrying value of approximately $4.9 million as of September 30, 2012. During the nine months ended September 30, 2012, we defaulted for strategic reasons on the terms of an agreement related to the loan, which resulted in an acceleration of the maturity date of such debt. The lender filed a notice of delinquency and a notice of trustee sale which was scheduled for June 12, 2012. The subsidiary that owns these assets was placed into bankruptcy which stayed the trustee sale. Management is currently working with the bankruptcy court and related creditors to evaluate available options. In addition, since this strategic default and bankruptcy constituted an event of default under the NW Capital loan, management obtained a waiver from NW Capital regarding this action.

During the three months ended September 30, 2012, we entered into a note payable with a bank in the amount of $850,000 in connection with the acquisition of certain land situated adjacent to another property owned by us. The note payable is secured by the land purchased, bears interest at the annual rate of 4% and matures in September 2015. We obtained approval from NW Capital for this new indebtedness. The note requires interest only payments through September 2013, with principal and interest payments commencing in October 2013 through maturity. The note payable has scheduled maturities as follows (in thousands):

Year	Amount
2013	$10
2014	42
2015	798
Total	$850

IMH FINANCIAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

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

One of the CFD obligations had an outstanding balance of approximately $3.7 million as of September 30, 2012 and December 31, 2011 and has an amortization period that extends through April 30, 2030, with an annual interest rate ranging from 5% to 6%. The CFD obligation is secured by certain real estate held for sale consisting of 171 acres of unentitled land located in Buckeye, Arizona which has a carrying value of approximately $5.2 million at September 30, 2012. During the nine months ended September 30, 2012, we recorded interest expense of $0.2 million related to this obligation. In addition, during the nine months ended September 30, 2012, we defaulted for strategic reasons on the obligation payment due and the taxing authority has since filed a notice of potential sale of the related real estate. Such real estate assets are owned by a wholly owned subsidiary of the Company. Management has engaged the appropriate advisors and is currently working towards a resolution of this issue. In addition, since this strategic default and bankruptcy constituted an event of default under the NW Capital loan, management obtained a waiver from NW Capital regarding this action.

The other CFD obligations are comprised of a series of special assessments that collectively had an outstanding balance of approximately $2.3 million as of September 30, 2012 and December 31, 2011. The CFD obligations have amortization periods that extend through 2022, with annual interest rates ranging from 6% to 7.5%. During the nine months ended September 30, 2012, we recorded interest expense of $0.1 million related to this obligation. The CFD obligations are secured by certain real estate held for development consisting of 15 acres of unentitled land located in Dakota County, Minnesota which has a carrying value of approximately $5.9 million at September 30, 2012. Such real estate assets are owned by a wholly-owned subsidiary of the Company.

The CFD and special assessment obligations have scheduled maturities as follows (in thousands):

Year	Amount
2012	$114
2013	369
2014	390
2015	411
2016	435
Thereafter	4,312
Total	$6,031

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

NOTE 7 — SHARES, SHARE-BASED COMPENSATION AND EARNINGS PER SHARE

Shares of Common Stock, Class B Common Stock, Class C Common Stock and Class D Common Stock share proportionately in our earnings and losses. There are no shares of the Class D common stock outstanding as of September 30, 2012. There were no changes in the classes of stock or in the number of shares of authorized or outstanding shares during the period ended September 30, 2012.

IMH FINANCIAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

NOTE 7 — SHARES, SHARE-BASED COMPENSATION AND EARNINGS PER SHARE - continued

Share-Based Compensation

During the nine months ended September 30, 2011, in connection with resignation of Mr. Albers, our former CEO, we consented to the transfer of all of Mr. Albers’ holdings in the Company to an affiliate of NW Capital.  As a result, the affiliate acquired 1,423 shares of Class B-1 common stock, 1,423 shares of Class B-2 common stock, 2,849 shares of Class B-3 common stock and 313,789 shares of Class B-4 common stock for $8.02 per share.  Pursuant to the terms of the Separation Agreement with Mr. Albers, we deemed Mr. Albers’ resignation/separation to be “without cause”, and therefore the shares of Class B-4 common stock previously owned by Mr. Albers were no longer subject to the restrictions upon transfer applicable to Class B-4 common stock, but remain subject to all of the restrictions applicable to Class B-3 common stock as well as the additional dividend and liquidation subordination applicable to Class B-4 common stock. The amount by which the NW Capital affiliate paid in excess of the fair value of the common stock purchased resulted in our recording $1.2 million in compensation expense in 2011 in accordance with GAAP with the offsetting amount to be reported as a reduction in the associated debt’s interest expense over its corresponding term of five years using the effective interest method.

As of September 30, 2012, approximately 782,000 stock options were outstanding and there were 418,000 shares available for future grants under our 2010 Stock Option Plan. Approximately 262,000 options vested and none were exercised during the nine months ended September 30, 2012. Of the 262,000 vested options, approximately 52,000 were subject to accelerated vesting in connection with the termination of certain employees. Net stock-based compensation expense relating to these options was $0.5 million and $0.1 million for the nine months ended September 30, 2012 and 2011, respectively. During the nine months ended September 30, 2012, 5,000 options were granted to an employee in connection with his termination. We did not receive any cash from option exercises during the three or nine months ended September 30, 2012 or 2011.

As of September 30, 2012, there was approximately $1.1 million of unrecognized compensation cost related to non-vested stock option compensation arrangements granted under the 2010 Stock Option Plan that is expected to be recognized as a charge to earnings over a weighted-average period of 3.0 years.

Net Loss Per Share

Basic net loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period before giving effect to stock options or convertible securities outstanding, which are considered to be dilutive common stock equivalents.  Diluted net loss per common share is calculated based on the weighted average number of common and potentially dilutive shares outstanding during the period after giving effect to convertible preferred stock and stock options.   Due to the losses for the three and nine months ended September 30, 2012 and 2011, basic and diluted loss per common share were the same, as the effect of potentially dilutive securities would have been anti-dilutive. At September 30, 2012, the only potentially dilutive securities, not included in the diluted loss per share calculation, consist of vested stock options and the NW Capital convertible note payable which is convertible into 5,919,600 shares of Series A Preferred Stock (subject to increase upon NW Capital’s deferral of accrued interest), which are ultimately convertible into the same number of shares of our common stock.  There were no other potentially dilutive securities at September 30, 2012.

IMH FINANCIAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

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

NWRA is entitled to various fees under this agreement include, among others, a non-contingent monthly fee of $125,000, plus out-of-pocket expenses, as well as a 10% legacy asset performance fee based on the gross sales proceeds from the sales of legacy assets over their related December 31, 2010 carrying value. During the nine months ended September 30, 2012 and 2011, NWRA earned base management fees of approximately $1.1 million and $0.9 million, respectively, which is included in professional fees in the accompanying condensed consolidated statement of operations, and $0.3 million and $0.1 million, respectively, in legacy asset performance fees which is included as an offset in gain on disposal of assets in the accompanying condensed consolidated statement of operations. During the three months ended September 30, 2012 and 2011, base management fees totaled $0.4 million in each period, respectively, and legacy asset performance fees totaled $0.1 million for each period, respectively.

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

IMH FINANCIAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

NOTE 9 – SEGMENT INFORMATION - continued

Corporate and Other — primarily consists of our centralized general and administrative and corporate treasury and deposit gathering activities, and interest expense associated with debt issuances. Corporate and Other also includes reclassifications and eliminations between the reportable operating segments, if any. This segment also reflects the carrying value of such assets and the related finance and operating obligations.

The information presented in our reportable segments tables that follow may be based in part on internal allocations, which involve management judgment. There is no intersegment activity.

Unaudited condensed consolidated financial information for our reportable operating segments is summarized as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
		(Unaudited)
Income Statement Items
Total Revenue
Mortgage and REO - Legacy Portfolio and Other Operations	$450	$322	$1,036	$988
Commercial Real Estate Leasing Operations	363	442	1,170	1,381
Hospitality and Entertainment Operations	320	-	1,309	-
Corporate and Other	(77)	184	113	483
Consolidated	$1,056	$948	$3,628	$2,852

Net Income (Loss)
Mortgage and REO - Legacy Portfolio and Other Operations	$(2,688)	$(7,852)	$(6,175)	$(11,851)
Commercial Real Estate Leasing Operations	(22)	442	89	1,381
Hospitality and Entertainment Operations	(511)	-	(769)	-
Corporate and Other	(4,963)	(5,548)	(15,370)	(14,770)
Consolidated	$(8,184)	$(12,958)	$(22,225)	$(25,240)

			September 30,	December 31,
			2012	2011
			(Unaudited)	(Restated)
Balance Sheet Items
Total Assets
Mortgage and REO - Legacy Portfolio and Other Operations			$176,984	$195,466
Commercial Real Estate Leasing Operations			19,938	19,611
Hospitality and Entertainment Operations			2,573	-
Corporate and Other			29,439	31,281
Consolidated			$228,934	$246,358

Notes Payable and Special Assessment Obligations
Mortgage and REO - Legacy Portfolio and Other Operations			$12,035	$10,743
Commercial Real Estate Leasing Operations			-	-
Hospitality and Entertainment Operations			-	-
Corporate and Other			59,185	55,603
Consolidated			$71,220	$66,346

Operating Liabilities
Mortgage and REO - Legacy Portfolio and Other Operations			$6,558	$6,315
Commercial Real Estate Leasing Operations			25	328
Hospitality and Entertainment Operations			1,631	-
Corporate and Other			7,200	8,114
Consolidated			$15,414	$14,757

NOTE 10 – LEASES

In our ongoing effort to reduce overhead expenses, IMH Financial Corporation made a determination to lease appropriately sized and priced office space in Scottsdale under a lease commencing on May 1, 2012 and extending through October 30, 2017.

Prior to our acquisition of the Manager in the Conversion Transactions, the Manager was obligated under an office lease. The Manager determined that it would abandon that space effective May 1, 2012. Based on management’s analysis, we did not record a charge relating to the abandonment of the Manager’s office lease.

IMH FINANCIAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Undisbursed Loans-In-Process

Undisbursed loans-in-process and interest reserves generally represent the unfunded portion of construction loans pending completion of additional construction, and interest reserves for all or part of the loans’ terms. There were no contractual undisbursed loans-in-process or interest reserves outstanding at September 30, 2012.

Strategic Actions Taken Relating to REO Assets

In connection with our foreclosure on loans and our related acquisition of the underlying real estate assets collateral, we often inherit the property subject to a variety of liens and encumbrances.  These liens and encumbrances may include liens securing indebtedness senior to our lien, property tax liens, liens securing special assessment or community facilities revenue bonds, liens securing HOA or community recreation club or golf assessments and dues, as well as customary covenants, conditions, restrictions and utility and other easements.  Oftentimes the real estate assets we acquire through foreclosure are in a distressed state and in those cases we actively work to stabilize the asset, resolve disputes among different lienholders and creditors and protect our interest in the asset as we determine the most advantageous strategy for the Company (i.e., sell, develop further or operate).  As part of this process and with the intention of protecting or enhancing our interest in our commercial loan and REO assets, we may for strategic reasons take actions, or fail to take actions, that result in a default of obligations relating to the property, some of which obligations may have a security or collateral interest in the subject real estate property.  In some cases, we may be directly liable for certain of these obligations.  These actions (or inactions) are intended to protect or enhance our interest in the property and in many cases relate to obligations that were incurred prior to our acquisition of the property and often relate to disputes among the various stakeholders, including the Company, about the amount, timing or priority of the obligations and the appropriate resolution of the various the stakeholders’ claims, which in many cases will result in less than a full recovery for some or all stakeholders given the distressed state of many of our REO properties.  In conjunction with this strategy, as discussed in note 6, we have placed one of our single asset subsidiaries into bankruptcy to address debt related matters associated with the subsidiary’s assets which have a carrying value of $4.9 million as of September 30, 2012. In addition, since these actions (or inactions) may constitute events of default under the NW Capital loan, we have obtained and will seek to obtain a waiver in the future from NW Capital, if necessary. The Company believes that it could, if it elected to do so, settle or cure these defaults and we do not believe the losses or costs relating to any such actions pending at September 30, 2012 will result in a material adverse effect on our financial position or results of operations.

Legal Matters

We may be a party to litigation as the plaintiff or defendant in the ordinary course of business in connection with loans that go into default, or for other reasons. While various asserted and unasserted claims exist, resolution of these matters cannot be predicted with certainty and, we believe, based upon currently available information, that the final outcome of such matters will not have a material adverse effect, if any, on our results of operations or financial condition.

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

September 30, 2012

NOTE 11 – COMMITMENTS AND CONTINGENCIES - continued

As previously reported, on January 31, 2012, we reached a tentative settlement in principle to resolve all claims asserted by the plaintiffs in the Fund Litigation, other than the claims of one plaintiff which were separately settled. The tentative settlement in principle, memorialized in a Memorandum of Understanding (“MOU”) previously filed with our 8-K dated February 6, 2012, is subject to certain class certification conditions, confirmatory discovery and final court approval (including a fairness hearing). The MOU contemplates a full release and settlement of all claims, other than the claims of the one non-settling plaintiff (against whom we are litigating separately), against us and the other defendants in connection with the claims made in the Fund Litigation. The following are some of the key elements of the tentative settlement:

•	we will offer $20.0 million of 4% five-year subordinated notes to members of the Class in exchange for 2,493,765 shares of IMH common stock at an exchange rate of $8.02 per share (“Exchange Offering”);
•	we will offer to Class members that are accredited investors $10.0 million of convertible notes with the same financial terms as the convertible notes previously issued to NW Capital (“Rights Offering”);
•	we will deposit $1.57 million in cash into a settlement escrow account (less $0.23 million to be held in a reserve escrow account that is available for use by us to fund our defense costs for other unresolved litigation) which will be distributed (after payment of notice and administration costs and any amounts awarded by the Court for attorneys' fees and expense) to Class members in proportion to the number of our shares held by them as of June 23, 2010;
•	we will enact certain agreed upon corporate governance enhancements, including the appointment of two independent directors to our board of directors upon satisfaction of certain conditions (but in no event prior to December 31, 2012) and the establishment of a five-person investor advisory committee (which may not be dissolved until such time as we have established a seven-member board of directors with at least a majority of independent directors); and

•	provides additional restrictions on the future sale or redemption of our common stock held by certain of our executive officers.

We have vigorously denied, and continue to vigorously deny, that we have committed any violation of law or engaged in any of the wrongful acts that were alleged in the Fund Litigation, but we believe it is in our best interests and the interests of our stockholders to eliminate the burden and expense of further litigation and to put the claims that were or could have been asserted to rest.  As of September 30, 2012 and December 31, 2011, we have accrued the payment required of $1.57 million, as well as the offsetting related anticipated insurance proceeds. In addition, due to the significance of the anticipated settlement and related costs, we have separately identified such costs in the accompanying consolidated statement of operations. Such amounts consist primarily of legal, accounting and other professional fees incurred in connection with the settlement proposal, including costs surrounding the proposed Rights Offering and Exchange Offering. During the three months ended September 30, 2012 and 2011, we recorded settlement related costs of $0.8 million and $0.2 million, respectively. During the nine months ended September 30, 2012 and 2011, we recorded settlement related costs of $1.5 million and $0.2 million, respectively. However, we have not included any other adjustments relating to the potential repurchase of stock in exchange for the issuance of convertible notes because the matter is still subject to the approval of the court (which is not assured) and because of the uncertainty of timing and of the GAAP based “fair value” determination of such securities as of the date of settlement. At the time that these amounts are estimable, we will record the appropriate amounts resulting from the resolution of this matter.

While we are working expeditiously to resolve this matter, there can be no assurance that the court will approve the tentative settlement in principle. Further, the judicial process to ultimately settle this action may take up to another nine months to finalize the transaction. If not approved, the tentative settlement as outlined in the MOU may be terminated and we will continue to vigorously defend this action.

IMH FINANCIAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

NOTE 11 – COMMITMENTS AND CONTINGENCIES - continued

As previously reported, on December 29, 2010, an action was filed in the Superior Court of Arizona, Maricopa County, by purported Fund members David Kurtz, David L. Kurtz, P.C., Lee Holland, William Kurtz, and Suzanne Sullivan (collectively, the “Kurtz Plaintiffs”) against us and certain affiliated individuals and entities. The Kurtz Plaintiffs made numerous allegations against the defendants in that action, including allegations that fiduciary duties owed to Fund members and to the Fund were breached because the Conversion Transactions were unfair to Fund members, constituted self-dealing, and because information provided about the Conversion Transactions and related disclosures was false and misleading. In addition, the Kurtz Plaintiffs alleged that the Fund wrongfully rejected the defendants’ books and records requests, defamed David Kurtz, and wrongfully brought a civil action related to the Conversion Transactions. The Kurtz Plaintiffs seek the return of their original investments in the Fund, damages for defamation and invasion of privacy, punitive damages, and their attorneys’ fees and costs.  Defendants filed a motion to stay this lawsuit in favor of the consolidated action pending in Delaware.  As previously reported, the Court granted defendants’ motion and stayed this action pending the outcome of the above-referenced Fund Litigation.

Kurtz Plaintiffs’ motion for reconsideration of the Court’s denial of their motion to stay was denied by the Court on September 19, 2011, reaffirming the stay of this case pending the outcome of the Fund Litigation. We dispute the Kurtz Plaintiffs’ allegations and we intend to defend ourselves vigorously against these claims if this action is recommenced. The pending settlement in the Fund Litigation described above should dispose of some of the Kurtz claims, but various other claims will remain.  The dismissed claims will streamline the litigation but will not necessarily reduce the amount of damages being claimed by the Kurtz Plaintiffs.

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

Forward-Looking Statements

This Form 10-Q contains forward-looking statements which relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. In some cases, you can identify forward looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “likely,” “may,” “will,” “plan,” “potential,” “should” and “would” or the negative of these terms or other comparable terminology. Forward-looking statements in this quarterly report on Form 10-Q include: our business strategy and liquidity plan, including our intention to dispose of a significant portion of our mortgage loans and other real assets as quickly as possible, that future foreclosures may result in our ownership and development or operation of commercial, lodging and related food, beverage and amenity operations, and our goals and plans to invest in different real estate platforms, including consideration of opportunities to act as a sponsor and co-investor in real estate mortgages and other real estate-based vehicles, diversify our investments geographically and expand our investment capital base; the outcome of actions we may take, or fail to take, that result in defaults of obligations that have liens or collateral interest in our commercial mortgage loan and REO properties, including our ability to cure such defaults; our plans and the anticipated timing and results relating to our actions to foreclose on defaulted mortgage loans; trends and expectations relating to the real estate and lending markets we operate in; expected amortization period of unrecognized compensation costs; that future mortgage income will remain at minimal levels; that property taxes, costs and expenses relating to REO and other operating expenses will increase; that we may modify existing loans and/or subordinate our first lien position on our mortgage loans to protect our collateral and maximize our opportunity for recovery; that we expect to further diversify our investments geographically; that the concentration of our current loan portfolio will not materially change until we begin making new loans; our sources and the sufficiency of liquidity in the next twelve months; that our financial assets do not give rise to significant interest rate risk; that we may sell whole loans or participations in loans to increase our liquidity; that our failure to generate sustainable earning assets and liquidate our legacy assets may have an adverse effect on our business; the impact of new accounting standards; that we do not expect payoffs of many of our real estate mortgage loans in the near future; that changes in our disposition strategy and related changes in classifications of such assets under GAAP could result in material impairment charges; our future liability relating to CFD and special assessment obligations; that the fair value of the collateral underlying our mortgage loans is sufficient in relation to the current carrying value of the related loans; that we may increase our leverage; trends in costs relating to the Fund Litigation; and the outcome of pending litigation against us.

The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance. These beliefs, assumptions and expectations can change, and actual results and events may differ materially, as a result of many possible events or factors, not all of which are known to us or are within our control. These risk factors and uncertainties should be carefully considered by current and potential investors. Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements, and that could negatively affect our business include:

•	that we may continue to record losses;

•	increased operating expenses;

•	that a significant portion of our loan portfolio is comprised of non-performing assets;

•	that we will continue to foreclose on our remaining mortgage loan portfolio;

•	concentration of credit risk to a particular borrower or borrower group;

•	difficulties in analyzing potential investment opportunities as a result of the dislocations in the real estate market;

•	supply of commercial mortgage loans and the resulting impact on our strategy;

•	litigation;

•	our obligation to fund unfunded contractual loan commitments;

•	the availability of consultants and employees;

•	the lack of secondary market for our loans that impairs our ability to diversify our portfolio;

•	lack of access to public and capital markets;

•	ability to control the administration of mortgage loans where we hold only a participation interest;

•	the short-term nature of the loans we originate;

•	risks of holding subordinated loans;

•	lender due diligence risks;

•	risks relating to hedging transactions;

•	recent legislative initiatives;

•	government regulation;

•	failure to maintain our exemption from registration under the Investment Company Act;

•	potential dilution resulting from the NW Capital loan and NW Capital’s approval rights over substantial portions of our operations;

•	NW Capital loan covenants that restrict our operations and our ability to take certain actions;

•	risks related to additional borrowings;

•	risks relating to bank repurchase agreements;

•	restrictive covenants that could be contained in future debt agreements;

•	our inability to sell our current mortgage loan and REO assets and execute our business and liquidity strategy;

•	our inability to resume our mortgage loan lending activities and grow our business;

•	continuation of the economic and real estate market declines;

•	the risks our borrowers are exposed to that could impair their ability to repay our loans;

•	risks of owning real property obtained through foreclosure;

•	inability of our commercial borrowers to generate sufficient income from their operating properties to repay our loans;

•	declines in value of our real estate collateral relating to inaccurate estimates of value due to appraisal errors or subsequent events;

•	failure of our underwriting standards;

•	that the guarantors of our mortgage loans will have insufficient assets or resources to support their guarantees;

•	our inexperience in managing and developing real estate acquired through foreclosure;

•	a decline in the fair value of our assets;

•	uncertainty relating to assets valued at fair value;

•	reductions in income resulting from refinancing loans at lower rates;

•	the adverse effects on our business of increasing interest rates;

•	prepayment risk;

•	risks relating to the balloon payment terms of many of our loans;

•	competition;

•	the inability of our borrowers to complete construction or development of the projects securing our loans;

•	cost-overruns and non-completion of renovation of properties underlying rehabilitation loans we make;

•	risks relating to non-Agency residential mortgage-backed securities, or subprime and Alt-A loans that we may acquire;

•	our inability to manage through the current recession in the real estate industry;

•	geographic concentration in our loan portfolio;

•	protection of our rights as a secured lender;

•	exposure to liability under lender liability laws;

•	inadequate insurance coverage on the REO properties we acquire;

•	hazardous substances on the REO properties we acquire;

•	our inability to utilize our built-in net operating losses;

•	continued decline in economic conditions;

•	reliance on key personnel;

•	conflicts of interest relating to existing contractual agreements;

•	additional expense for compensation of broker-dealers to eliminate contingent claims;

•	complex accounting rules;

•	our failure to maintain adequate internal controls;

•	our ability to change our business, leverage and financing strategies without stockholder consent;

•	our inability to pay dividends;

•	dilution resulting from future issuances of debt and equity securities;

•	provisions in our certificate of incorporation, bylaws and Delaware law that could impede or delay an acquisition of the Company; and

•	other factors listed in Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Overview of the Business

We are a real estate investor and finance company based in the southwest United States with over a decade of experience in various and diverse facets of the real estate lending and investment process, including origination, acquisition, underwriting, documentation, servicing, construction, enforcement, development, leasing, operations, marketing, and disposition.

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

Through our traditional credit analysis coupled with property valuation techniques typically used by developers, we have acquired or originated real estate assets as of September 30, 2012 with an original investment basis of approximately $554.2 million and a current carrying value of $197.4 million, consisting of commercial real estate mortgage loans with a carrying value of $78.4 million and owned property with a carrying value of $119.0 million. The decline in the carrying (fair) value of our real estate assets is reflective of the deterioration of the commercial real estate lending market and the sustained decline in pricing of residential and commercial real estate in the last several years together with the ongoing downturn in the general economy and specifically the real estate markets.

Given the scale and composition of the remaining legacy portfolio, management has begun has begun to streamline and re-purpose the organization with a clear direction. The continued resolution and monetization of the legacy asset portfolio continues to be essential to the Company’s future success, as the value and liquidity created will be the building blocks for implementing the new strategy. Management continues to undertake significant efforts in this regard, including continued foreclosures, restructurings, development and stabilization activities, and asset dispositions. A number of key tactical initiatives have continued throughout 2012 with the near-term goal of further reducing expenses and enhancing systems, while seeking to mitigate legacy problems and maximize the value of legacy assets. Nevertheless, we continue to expend significant resources in resolving ongoing litigation and pursuing enforcement action against delinquent borrowers and guarantors.

Management continues to explore the possibility of sponsoring investment vehicles or other ventures with institutional investors in vertical market segments, re-position operating assets to produce a market-rate return as portfolio holdings or to dispose of these assets at favorable prices once they have been foreclosed upon and stabilized, and evaluate certain portfolio assets that we believe could yield significantly greater returns by developing the properties for future operation and sale. While focused on the foregoing, the Company remains nimble in its objectives and is poised to re-direct its efforts as economic circumstances evolve and unfold.

Operational Highlights

•	Total assets were $228.9 million as of September 30, 2012 compared to $246.4 million as of December 31, 2011.
•	Net loss for the three months ended September 30, 2012 was $8.2 million compared to net loss of $13.0 million for the three months ended September 30, 2011. Net loss for the nine months ended September 30, 2012 was $22.2 million compared to net loss of $25.2 million for the same period during 2011.
•	Basic and diluted loss per common share for the three months ended September 30, 2012 was $0.49 compared to $0.77 for the three months ended September 30, 2011. Basic and diluted loss per common share for the nine months ended September 30, 2012 was $1.32 compared to $1.50 for the same period during 2011.

•	Top line revenue, the sum of mortgage, rental and investment and other income, increased approximately $0.1 million to $1.1 million for the three months ended September 30, 2012 from $0.9 million for the three months ended September 30, 2011. Top line revenue increased approximately $0.8 million to $3.6 million for the nine months ended September 30, 2012 from $2.9 million for the same period during 2011.
•	We recorded a recovery of credit losses of $1.0 million and $1.9 million during the three nine months ended September 30, 2012, respectively, resulting from the combination of our fair value analysis and the collection of notes receivable from certain guarantors for which an allowance for credit loss had been previously recorded. During the three and nine months ended September 30, 2011, we recorded an additional provision for credit losses of $4.0 million and $1.0 million, respectively, net of recoveries, based on the results of our fair value analysis.
•	We foreclosed on nine loans (resulting in eight property additions) during the nine months ended September 30, 2012 including a golf course operation.
•	We sold seven REO assets during the nine months ended September 30, 2012 resulting in a net gain of $0.6 million, compared to the sale of twelve assets for a $0.2 million gain during the nine months ended September 30, 2011.

Selected Financial Data

The following table presents select financial and operating data for the periods indicated. The summary financial data was derived from our audited and unaudited financial statements and other financial records for the periods indicated. In order to provide consistency in the Company’s financial reporting, the amounts presented for the quarterly period ended September 30, 2011 and for the annual period ended December 31, 2011 have been restated to reflect the effect of the misstatements in those periods as described in Note 2 of the accompanying financial statements under the caption “Restatement of Previously Issued Consolidated Financial Statements.” All dollar amounts are expressed in thousands, except share and per unit data.

	(Unaudited)		(Unaudited)		As of and for
	As of and for the Three		As of and for the Nine		Ended
	Months Ended September 30,		Months Ended September 30,		December 31,
	2012	2011	2012	2011	2011
Summary balance sheet items
Cash and cash equivalents	$19,779	$27,670	$19,779	$27,670	$21,322
Mortgage loan principal and accrued interest outstanding	131,241	297,531	131,241	297,531	249,873
Valuation allowance	(52,805)	(183,503)	(52,805)	(183,503)	(141,687)
Mortgage loans held for sale, net	78,436	114,028	78,436	114,028	108,186
Real estate held for development, net	42,811	47,227	42,811	47,227	47,252
Real estate held for sale, net	53,998	31,832	53,998	31,832	34,644
Operating Properties Acquired through Foreclosure, net	22,151	19,945	22,151	19,945	19,611
Total assets	228,934	255,547	228,934	255,547	246,358
Debt, notes payable and special assessment obligations	71,220	63,300	71,220	63,300	66,346
Total liabilities	86,634	80,073	86,634	80,073	81,103
Total stockholders' equity	142,300	175,474	142,300	175,474	165,255

Summary income statement
Mortgage loan income	$251	$322	$849	$988	$1,327
Total revenue	1,056	948	3,628	2,852	3,733
Operating expenses (excluding interest expense)	6,790	6,470	17,455	19,859	27,327
Provision for (recovery of) credit losses	(1,030)	4,000	(1,929)	1,000	1,000
Impairment of real estate owned	-	-	-	1,529	1,529
Total costs and expenses	9,240	13,906	25,853	28,092	38,928
Net loss	(8,184)	(12,958)	(22,225)	(25,240)	(35,195)

Earnings/Distributions per share data
Basic and diluted loss per share	$(0.49)	$(0.77)	$(1.32)	$(1.50)	$(2.09)
Dividends declared per common share	0.02	0.03	0.07	0.06	0.09

Loan related items
Note balances originated	$-	$4,500	$5,500	$7,953	$7,953
Number of notes originated	-	1	2	3	3
Average note balance originated	N/A	4,500	2,750	2,651	2,651
Number of loans outstanding	12	29	12	29	21
Average loan carrying value	6,536	3,932	6,536	3,932	5,152
% of portfolio principal – fixed interest rate	82.9%	53.1%	82.9%	53.1%	61.8%
% of portfolio principal – variable interest rate	17.1%	46.9%	17.1%	46.9%	38.2%
Weighted average interest rate – all loans	9.0%	10.8%	9.0%	10.8%	10.48%
Principal balance % by state:
Arizona	79.4%	78.0%	79.4%	78.0%	79.5%
California	11.5%	13.0%	11.5%	13.0%	13.0%
Texas	0.0%	0.0%	0.0%	0.0%	0.0%
Idaho	0.0%	1.6%	0.0%	1.6%	0.0%
Other	9.1%	7.4%	9.1%	7.4%	7.5%
Total	100.0%	100.0%	100.0%	100.0%	100.0%

Credit Quality
Extension fees included in mortgage loan principal	$4,726	$14,797	$4,726	$13,068	$7,664
Interest payments over 30 days delinquent	1,219	4,460	1,219	4,460	3,491
Principal balance of loans past scheduled maturity, gross	123,752	151,837	123,752	151,837	144,405
Principal balance of loans past scheduled maturity, net	70,946	31,921	70,946	31,921	36,108
Carrying Value of loans in non accrual status	70,946	103,668	70,946	103,668	96,284
Valuation allowance	(52,805)	(183,503)	(52,805)	(183,503)	(141,687)
Valuation allowance as % of outstanding loan principal and interest	40.2%	61.7%	40.2%	61.7%	56.7%
Net Charge-offs	275	42,445	88,882	111,637	153,453

	September 30,	December 31,
	2012	2011	2010
Average Balance Sheets*
Cash and cash equivalents	$19,817	$16,637	$2,753
Mortgage loans, net	93,435	119,965	180,604
Real estate owned, net	111,098	99,568	109,026
Other assets	13,351	12,569	8,484
Total assets	$237,701	$248,739	$300,867

Total liabilities	83,857	63,365	26,932
Total stockholders' equity	153,844	185,374	273,935
Total liabilities and owners' equity	$237,701	$248,739	$300,867

* The average balance sheets were computed using the quarterly average balances during each period presented.

	Nine Months Ended
	September 30,	December 31,
	2012	2011	2010
Analysis of Mortgage Loan Income by Loan Classification

Pre-entitled Land:
Processing Entitlements	$461	$421	$86
Entitled Land:
Held for Investment	-	98	173
Infrastructure under Construction	-	46	326
Improved and Held for Vertical Construction	-	-	-
Construction and Existing Structures:
New Structure - Construction in process	73	178	501
Existing Structure Held for Investment	315	423	38
Existing Structure- Improvements	-	161	330
Total Mortgage Loan Income	$849	$1,327	$1,454

	September 30,	December 31,
	2012	2011	2010
Mortgage Loan Principal Balances by Loan Classification
Pre-entitled Land:
Held for Investment	$4,930	$6,484	$6,100
Processing Entitlements	4,500	75,248	139,452
Entitled Land:
Held for Investment	12,312	15,735	73,462
Infrastructure under Construction	7,135	39,397	55,532
Improved and Held for Vertical Construction	-	5,870	26,096
Construction and Existing Structures:
New Structure - Construction in process	43,513	45,372	46,808
Existing Structure Held for Investment	2,000	2,000	12,775
Existing Structure- Improvements	55,320	55,084	57,115
Total Mortgage Loan Balances	129,710	245,190	417,340
Add: Accrued Interest Receivable	1,531	4,683	8,074
Less: Valuation Allowance	(52,805)	(141,687)	(294,140)
Mortgage Loans Held for Sale, Net	$78,436	$108,186	$131,274

	September 30,	December 31,
	2012	2011	2010
Average Mortgage Loan Principal Balances by Loan Classification**
Pre-entitled Land:
Held for Investment	$6,114	$6,177	12,773
Processing Entitlements	39,874	102,900	175,364
Entitled Land:
Held for Investment	13,562	35,784	86,466
Infrastructure under Construction	15,215	52,605	64,437
Improved and Held for Vertical Construction	2,935	22,073	40,336
Construction and Existing Structures:
New Structure - Construction in process	44,023	45,780	46,496
Existing Structure Held for Investment	3,250	6,681	14,613
Existing Structure- Improvements	55,161	55,452	57,384
Total Average Mortgage Loan Balances	180,134	327,452	497,869
Add: Average Accrued Interest Receivables	3,139	6,826	8,922
Less: Average Valuation Allowance	(89,838)	(214,313)	(326,187)
Average Mortgage Loans Held for Sale, Net	$93,435	$119,965	$180,604

** Amounts were computed using the quarterly average balances for each of the periods presented

	September 30,	December 31,
	2012	2011	2010
Average Interest Rate by Loan Classification***
Pre-entitled Land:
Held for Investment	8.5%	7.5%	9.5%
Processing Entitlements	10.5%	10.1%	9.4%
Entitled Land:
Held for Investment	11.6%	11.9%	12.6%
Infrastructure under Construction	11.3%	10.8%	10.6%
Improved and Held for Vertical Construction	12.3%	12.4%	12.3%
Construction and Existing Structures:
New Structure - Construction in process	10.7%	10.0%	10.4%
Existing Structure Held for Investment	12.5%	12.1%	12.1%
Existing Structure- Improvements	10.9%	13.0%	12.5%
Total Overall Average Interest Rate	11.0%	11.0%	11.4%

***Average Interest Rate by Loan Classification were computed by taking an average balance over the trailing 5 quarters

Average Yield****	2012	2011	2010
Pre-entitled Land:
Held for Investment	0.0%	0.0%	0.0%
Processing Entitlements	1.2%	0.4%	0.0%
Entitled Land:
Held for Investment	0.0%	0.3%	0.2%
Infrastructure under Construction	0.0%	0.1%	0.5%
Improved and Held for Vertical Construction	0.0%	0.0%	0.0%
Construction and Existing Structures:
New Structure - Construction in process	0.2%	0.4%	1.1%
Existing Structure Held for Investment	9.7%	6.3%	0.3%
Existing Structure- Improvements	0.0%	0.3%	0.6%
Overall Average Yield	1.4%	1.0%	0.3%

****	Average Yield is computed using Mortgage Loan Income by Loan Classification as a percent of Average Mortgage Loan Balances by Loan Classification

Note: Overall Average Yields have decreased due to loans being placed in non-accrual status

	Nine Months Ended
	Ended September 30,	Year Ended December 31
Return on Equity and Assets Ratio	2012	2011	2010
Return on assets	(9.4)%	(14.1)%	(22.1)%
Return on equity	(14.4)%	(19.0)%	(24.0)%
Dividend payout ratio	(5.4)%	(4.3)%	0.0%
Equity to assets ratio	64.7%	74.6%	91.1%

	As of and Nine
	Months Ended	As of and Year Ended
	September 30,	December 31,
	2012	2011	2010	2009	2008
Allocation of Valuation Allowance by Loan Classification

Pre-entitled Land:
Held for Investment	$(4,476)	$(4,865)	$(4,695)	$(9,623)	$(3,242)
Processing Entitlements	-	(56,634)	(123,090)	(134,742)	(122,266)
Entitled Land:
Held for Investment	(12,661)	(13,418)	(67,038)	(80,750)	(79,279)
Infrastructure Under Construction	-	(29,347)	(43,920)	(39,441)	(24,863)
Improved and Held for Vertical Construction	-	(2,232)	(20,547)	(28,696)	(38,522)
Construction & Existing Structures:
New Structure - Construction In-Process	(34,685)	(34,302)	(30,293)	(30,106)	(28,547)
Existing Structure Held for Investment	-	-	(4,557)	(7,070)	(2,954)
Existing Structure - Improvements	(983)	(889)	-	-	(637)
Allowance for Loan Loss/ Valuation Allowance	$(52,805)	$(141,687)	$(294,140)	$(330,428)	$(300,310)

Rollforward of Valuation Allowance by Loan Classifications

Balance at the beginning of period	$(141,687)	$(294,140)	$(330,428)	$(300,310)	$(1,900)

Additions to Valuation Allowance

Pre-entitled Land:
Held for Investment	$-	$(170)	$(2,096)	$(6,381)	$(3,242)
Processing Entitlements	-	5,070	(24,647)	(24,851)	(120,366)
Entitled Land:
Held for Investment	-	(73)	(7,279)	(9,851)	(79,279)
Infrastructure Under Construction	-	(1,084)	(3,185)	(11,990)	(24,863)
Improved and Held for Vertical Construction	-	(542)	(629)	801	(38,522)
Construction & Existing Structures:
New Structure - Construction In-Process	-	(4,119)	(7,736)	(3,218)	(26,137)
Existing Structure Held for Investment	-	807	(1,831)	(4,116)	(2,954)
Existing Structure - Improvements	-	(889)	(51)	(19,693)	(637)
Total provision for credit losses	$-	$(1,000)	$(47,454)	$(79,299)	$(296,000)

Charge-Offs (including transfers to REO from foreclosures):
Pre-entitled Land:
Held for Investment	$137	$-	$7,024	$-	$-
Processing Entitlements	56,632	61,386	36,300	12,375	-
Entitled Land:
Held for Investment	758	53,692	20,992	8,380	-
Infrastructure Under Construction	29,348	15,658	(1,295)	(2,588)	-
Improved and Held for Vertical Construction	2,232	18,857	8,778	9,025	-
Construction & Existing Structures:
New Structure - Construction In-Process	(383)	110	7,548	1,659	-
Existing Structure Held for Investment	-	3,750	4,344	-	-
Existing Structure - Improvements	(94)	-	51	20,330	-
Total Charge-Offs	$88,630	$153,453	$83,742	$49,181	$-

Net Change in Valuation Allowance	$88,630	$152,453	$36,288	$(30,118)	$(296,000)
Other changes to Valuation Allowance	252	-	-	-	(2,410)
Balance at end of period	$(52,805)	$(141,687)	$(294,140)	$(330,428)	$(300,310)

Ratio of net charge-offs during the period to average loans outstanding during the period	49.3%	50.5%	17.5%	8.4%	0.0%

	September 30,	December 31,
	2012	2011	2010	2009	2008
Scheduled Maturities - One year or less
Pre-entitled Land:
Held for Investment	$4,930	$6,484	$6,100	$13,834	$7,178
Processing Entitlements	4,500	70,749	139,451	185,609	195,168
Entitled Land:
Held for Investment	12,312	15,735	73,462	101,942	89,786
Infrastructure under Construction	7,135	39,397	55,532	27,953	57,908
Improved and Held for vertical Construction	-	5,870	26,096	47,227	13,904
Construction and Existing Structures:
New Structure - Construction in process	43,513	45,371	5,330	12,653	43,814
Existing Structure Held for Investment	2,000	2,000	10,391	23,641	37,482
Existing Structure- Improvements	55,320	55,084	3,932	-	97,777
Total Scheduled Maturities - One year or less	129,710	240,690	320,294	412,859	543,017
Scheduled Maturities - One to five years	-
Pre-entitled Land:
Held for Investment	-	-	-	-	-
Processing Entitlements	-	4,500	-	-	5,735
Entitled Land:
Held for Investment	-	-	-	-	24,520
Infrastructure under Construction	-	-	-	41,886	-
Improved and Held for vertical Construction	-	-	-	-	40,582
Construction and Existing Structures:
New Structure - Construction in process	-	-	41,478	33,670	-
Existing Structure Held for Investment	-	-	2,384	-	-
Existing Structure- Improvements	-	-	53,184	56,033	-
Total Scheduled Maturities - One to five years	-	4,500	97,046	131,589	70,837
Total Loan Principal	129,710	245,190	417,340	544,448	613,854
Add: Accrued Interest Receivables	1,531	4,683	8,074	12,075	10,509
Less: Valuation Allowance	(52,805)	(141,687)	(294,140)	(330,428)	(300,310)
Mortgage Loans Held for Sale, Net	$78,436	$108,186	$131,274	$226,095	$324,053

Scheduled Maturities - One to Five Years by Interest Type
Fixed Interest Rates
Pre-entitled Land:
Held for Investment	$-	$-	$-	$-	$-
Processing Entitlements	-	4,500	-	-	1,929
Entitled Land:
Held for Investment	-	-	-	-	3,500
Infrastructure under Construction	-	-	-	41,884	-
Improved and Held for vertical Construction	-	-	-	-	10,461
Construction and Existing Structures:
New Structure - Construction in process	-	-	41,478	32,054	-
Existing Structure Held for Investment	-	-	2,000	-	-
Existing Structure- Improvements	-	-	53,183	56,033	-
Total Scheduled Maturities - Fixed interest rate	-	4,500	96,661	129,971	15,890
Variable Interest Rates
Pre-entitled Land:
Held for Investment	-	-	-	-	-
Processing Entitlements	-	-	-	-	3,807
Entitled Land:					-
Held for Investment	-	-	-	-	21,020
Infrastructure under Construction	-	-	-	-	-
Improved and Held for vertical Construction	-	-	-	-	30,120
Construction and Existing Structures:					-
New Structure - Construction in process	-	-	-	1,618	-
Existing Structure Held for Investment	-	-	385	-	-
Existing Structure- Improvements	-	-	-	-	-
Total Scheduled Maturities - Variable interest rate	-	-	385	1,618	54,947
Total Loan Principal due One to Five Years	$-	$4,500	$97,046	$131,589	$70,837

	September 30,	December 31,
	2012	2011	2010	2009	2008

Performing Loans
Pre-entitled Land:
Held for Investment	$-	$-	$-	$-	$-
Processing Entitlements	4,500	4,500	-	-	146,460
Entitled Land:
Held for Investment	-	-	1,201	-	37,146
Infrastructure Under Construction	-	-	-	7,645	40,653
Improved and Held for Vertical Construction	-	-	-	-	35,102
Construction and Existing Structures:
New Structure - Construction in Process	534	719	2,395	4,805	6,694
Existing Structure Held for Investment	2,000	2,000	2,384	-	23,393
Existing Structure - Improvements	-	-	3,932	-	97,777
Total Performing Loans	7,034	7,219	9,912	12,450	387,225

Loans in Default - Non-Accrual
Pre-entitled Land:
Held for Investment	4,930	6,484	6,100	13,834	-
Processing Entitlements	-	70,748	139,451	185,608	46,636
Entitled Land:
Held for Investment	12,312	15,735	72,261	101,942	3,300
Infrastructure Under Construction	7,135	39,397	55,532	62,194	17,255
Improved and Held for Vertical Construction	-	5,870	26,096	40,051	14,632
Construction and Existing Structures:
New Structure - Construction in Process	42,979	44,653	44,414	39,102	13,800
Existing Structure Held for Investment	-	-	10,391	23,640	-
Existing Structure - Improvements	55,320	55,084	53,183	56,033	-
Total Loans in Default - Non-Accrual	122,676	237,971	407,428	522,404	95,623

Loans in Default - Other
Pre-entitled Land:
Held for Investment	-	-	-	-	7,178
Processing Entitlements	-	-	-	-	7,806
Entitled Land:
Held for Investment	-	-	-	-	73,861
Infrastructure under Construction	-	-	-	-	-
Improved and Held for vertical Construction	-	-	-	7,176	4,752
Construction and Existing Structures:
New Structure - Construction in process	-	-	-	2,418	23,320
Existing Structure Held for Investment	-	-	-	-	14,089
Existing Structure- Improvements	-	-	-	-	-
Total Loans in Default - Other	-	-	-	9,594	131,006
Total Loans in Default	122,676	237,971	407,428	531,998	226,629
Total Loan Principal	129,710	245,190	417,340	544,448	613,854
Add: Accrued Interest Receivables	1,531	4,683	8,074	12,075	10,509
Less: Valuation Allowance	(52,805)	(141,687)	(294,140)	(330,428)	(300,310)
Mortgage Loans Held for Sale, Net	$78,436	$108,186	$131,274	$226,095	$324,053

Loans in Default by Basis for Default	September 30,	December 31,
Loans past maturity date, or other	2012	2011	2010	2009	2008
Pre-entitled Land:
Held for Investment	$4,930	$6,484	$6,100	$13,834	$7,178
Processing Entitlements	-	70,748	139,451	181,801	52,791
Entitled Land:
Held for Investment	12,312	15,735	72,261	80,922	73,714
Infrastructure under Construction	7,135	39,397	24,762	20,308	17,255
Improved and Held for vertical Construction	-	5,870	26,096	17,106	8,923
Construction and Existing Structures:
New Structure - Construction in process	42,979	44,653	1,261	9,522	36,246
Existing Structure Held for Investment	-	-	10,391	23,641	14,089
Existing Structure- Improvements	55,320	55,084	-	-	-
Total past maturity date	$122,676	$237,971	$280,322	$347,134	$210,196
Loans past due on interest
Pre-entitled Land:
Held for Investment	$-	$-	$-	$-	$-
Processing Entitlements	-	-	-	3,807	1,650
Entitled Land:
Held for Investment	-	-	-	21,020	3,447
Infrastructure under Construction	-	-	30,770	41,886	-
Improved and Held for vertical Construction	-	-	-	30,120	10,461
Construction and Existing Structures:
New Structure - Construction in process	-	-	43,153	31,998	875
Existing Structure Held for Investment	-	-	-	-	-
Existing Structure- Improvements	-	-	53,183	56,033	-
Total past due on interest	-	-	127,106	184,864	16,433

Total loans in default by basis of default	$122,676	$237,971	$407,428	$531,998	$226,629

Analysis of Changes in Mortgage Loan Income	Nine Months Ended September 30,
	2012 Compared to 2011			2011 Compared to 2010
	Increase (Decrease) due to			Increase (Decrease) due to
	Volume	Rate	Net	Volume	Rate	Net
Pre-entitled Land:
Held for Investment	$(207)	$207	$-	(433)	$433	$-
Processing Entitlements	(8,049)	8,266	217	(6,277)	6,451	174

Entitled Land:
Held for Investment	(3,731)	3,633	(98)	(5,610)	5,681	71
Infrastructure under Construction	(3,689)	3,654	(35)	(1,205)	925	(280)
Improved and Held for Vertical Construction	(2,522)	2,522	-	(2,228)	2,228	-

Construction and Existing Structures:
New Structure - Construction in process	(297)	213	(84)	251	(606)	(355)
Existing Structure Held for Investment	(678)	700	22	(966)	1,259	293
Existing Structure- Improvements	(184)	23	(161)	(47)	20	(27)
Total change in mortgage loan income	$(19,357)	$19,218	$(139)	$(16,515)	$16,391	$(124)

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

Results of Operations for the Three and Nine Months Ended September 30, 2012 and 2011

(dollars in thousands)
	Three Months Ended September 30,				Nine Months Ended September 30,
Revenues	2012	2011	$ Change	% Change	2012	2011	$ Change	% Change

Mortgage Loan Income	251	322	(71)	(22.0)%	$849	$988	$(139)	(14.1)%
Rental Income	363	442	(79)	(17.9)%	1,170	1,381	(211)	(15.3)%
Investment and Other Income	442	184	258	140.2%	1,609	483	1,126	233.1%
Total Revenue	$1,056	$948	$108	11.4%	$3,628	$2,852	$776	27.2%

Mortgage Loan Income.

During the three months ended September 30, 2012 and 2011, income from mortgage loans remained relatively consistent at $0.3 million. During the nine months ended September 30, 2012 and 2011, income from mortgage loans was $0.8 million and $1.0 million, respectively, a decrease of $0.1 million, or 14.1%. The year-over-year decrease in mortgage loan income for the period is attributable to the decrease in the income-earning portion of our loan portfolio. While the total loan portfolio outstanding principal was $129.7 million at September 30, 2012, the income-earning asset balance was $7.0 million with a weighted average interest rate of 12.5%, as compared to outstanding principal of $291.0 million at September 30, 2011, and an income-earning asset balance of $8.9 million with a weighted average interest rate of 10.1%. As of September 30, 2012, nine of our 12 loans were in default and non-accrual status, as compared to 23 out of our 29 loans at September 30, 2011.  As such, in the absence of acquiring or originating new loans, we anticipate mortgage income to remain at minimal levels in future periods until such time that we are able to generate sufficient liquidity to re-commence lending activities at a meaningful level.

Mortgage loan originations during the nine months ended September 30, 2012 have been limited to partial financings in connection with the sale of REO assets. During the nine months ended September 30, 2012, we financed two new loans with an aggregate principal balance of $5.5 million and interest rates ranging from 12.0 to 12.5%.

Rental Income.

During the three months ended September 30, 2012 and 2011, we recognized rental income of $0.4 million. During the nine months ended September 30, 2012, we recognized rental income of $1.2 million and $1.4 million in the corresponding period in 2011, a decrease of $0.2 million or 15.3%. The decrease in rental income is attributed to a settlement of a dispute with the anchor tenant of our medical office building which resulted in certain rental concessions being granted to the anchor tenant.

Investment and Other Income.

Investment and other income is comprised of interest earned on certain notes receivable from a tenant of one of our operating properties, fees earned from our management of the SWI Fund, and commencing in March 2012, golf, spa and food and beverage revenue from a golf course operation acquired through foreclosure. During the three months ended September 30, 2012, investment and other income was $0.4 million, an increase of $0.3 million from $0.2 million for the three months ended September 30, 2011. During the nine months ended September 30, 2012, investment and other income was $1.6 million, an increase of $1.1 million from $0.5 million for the nine months ended September 30, 2011. The increase is primarily attributable to the revenue derived from the golf course and food and beverage operation acquired through foreclosure in March 2012. These increases were offset by a decrease in interest income on a tenant note receivable resulting from principal paydowns since the prior year.

Expenses (dollars in thousands)
	Three Months Ended September 30,				Nine Months Ended September 30,
Expenses:	2012	2011	$ Change	% Change	2012	2011	$ Change	% Change

Property Taxes for REO	$792	$749	$43	5.7%	$2,011	$2,323	$(312)	(13.4)%
Other Operating Expenses for REO	1,742	725	1,017	140.3%	3,839	1,913	1,926	100.7%
Professional Fees	1,636	2,106	(470)	(22.3)%	3,430	5,241	(1,811)	(34.6)%
Default and Related Expenses	243	345	(102)	(29.6)%	821	863	(42)	(4.9)%
General and Administrative Expenses	1,406	1,846	(440)	(23.8)%	4,403	7,681	(3,278)	(42.7)%
Organizational and Offering Costs	-	-	-	-	-	509	(509)	(100.0)%
Interest Expense	3,480	3,436	44	1.3%	10,327	5,704	4,623	81.0%
Depreciation and Amortization Expense	490	450	40	8.9%	2,076	1,359	717	52.8%
Loss (Gain) on Disposal of Assets	(368)	58	(426)	(734.5)%	(591)	(221)	(370)	167.4%
Settlement and Relating Costs	849	191	658	344.5%	1,466	191	1,275	667.5%
Provision for (Recovery of) Credit Losses	(1,030)	4,000	(5,030)	(125.8)%	(1,929)	1,000	(2,929)	(292.9)%
Impairment of REO	-	-	-	-	-	1,529	(1,529)	(100.0)%

Total Costs and Expenses	$9,240	$13,906	$(4,666)	(33.6)%	$25,853	$28,092	$(2,239)	(8.0)%

Property Taxes for REO.

During the three months ended September 30, 2012 and 2011, property tax expense was $0.8 million and $0.7 million, respectively, an increase of 5.7%.  During the nine months ended September 30, 2012 and 2011, property tax expense was $2.0 million and $2.3 million, respectively, a decrease of $0.3 million or 13.4%.  The year over year decrease for the nine month period is attributed to the foreclosure of nine loans in 2012, offset by the sale of certain REO properties and the payment of past due property taxes resulting in lower penalties. We expect such costs and expenses to increase as we continue to exercise remedies on loans in default and to decrease as we dispose of real estate owned.

Other Operating Expenses for REO.

Other operating expenses for REO include home owner association dues, utilities, repairs and maintenance, and other expenses attributable to such properties, as well as costs pertaining to operating properties.  During the three months ended September 30, 2012 and 2011, other operating expenses for REO assets was $1.7 million and $0.7 million, respectively, an increase of $1.0 million or 140.3%.  During the nine months ended September 30, 2012 and 2011, other operating expenses for REO assets was $3.8 million and $1.9 million, respectively, an increase of $1.9 million or 100.7%.  The increase is primarily attributed to the foreclosure of new operating properties offset by a decrease in certain REO operating expenses resulting from asset sales. Specifically, $2.1 million was incurred by the golf course and food and beverage operation foreclosed in March 2012, as previously described. We expect such costs and expenses to increase as we continue to exercise remedies on loans in default and as activities of operating properties increase, and to decrease as we dispose of real estate owned.

Professional Fees.

During the three months ended September 30, 2012 and 2011, professional fees were $1.6 million and $2.1 million, respectively, a decrease of $0.5 million or 22.3%. During the nine months ended September 30, 2012 and 2011, professional fees were $3.4 million and $5.2 million, respectively, a decrease of $1.8 million or 34.6%. The overall decrease in professional fees for the nine month period is attributed to a settlement reached with a previous legal vendor that reduced the outstanding liability with the vendor. This was offset by increases in professional fees to ITH Partners and NWRA in accordance with the related consulting agreements which commenced late in first and second quarters of 2011.

Default and Related Expenses.

During the three months ended September 30, 2012 and 2011, default and related expenses were $0.2 million and $0.3 million, respectively, a decrease of $0.1 million or 29.6%. During the nine months ended September 30, 2012 and 2011, default and related expenses were $0.8 million and $0.9 million, respectively, a decrease of 4.9%. The change in expense pertains directly to the number of defaults and foreclosures experienced by us in 2012 and 2011 during the respective periods, and our enforcement against related guarantors.

General and Administrative Expenses.

During the three months ended September 30, 2012 and 2011, general and administrative expenses totaled $1.4 million and $1.8 million, respectively, a decrease of $0.4 million or 23.8%. During the nine months ended September 30, 2012 and 2011, general and administrative expenses totaled $4.4 million and $7.7 million, respectively, a decrease of $3.3 million or 42.7%. The decrease in general and administrative costs is attributed to non-recurring expenses recorded during the nine months ended September 30, 2011 in connection with the separation of our former CEO, including costs totaling $1.2 million under the terms of his separation agreement, as well as a non-cash charge of $1.2 million for the excess of the amount paid by an affiliate of NW Capital for the purchase of the common shares owned by the former CEO over the deemed fair value of the stock as determined by an independent valuation firm which was recorded as compensation expense. In addition, we recorded $0.8 million in operating costs during the period ended September 30, 2011 relating to Infinet, which was abandoned effective December 31, 2011. Also, our rent expense decreased by approximately $0.2 million during the nine month period ended September 30, 2012 compared to the 2011 period as a result of our exit of a previous office lease in the second quarter of 2012.

Organizational and Offering Costs.

During the nine months ended September 30, 2011, we incurred organizational costs of $0.3 million relating to the start-up of Infinet, an exploratory business venture and our wholly-owned subsidiary. This venture was abandoned effective December 31, 2011. In addition, wrote-off offering costs incurred totaling $0.2 million during the nine months ended September 31, 2011 relating to our potential initial public offering. No such costs were incurred during the period ended September 30, 2012.

Interest Expense.

Interest expense includes interest incurred in connection with the NW Capital loan and borrowings from various other lenders. During the three months ended September 30, 2012, interest expense was $3.5 million as compared to $3.4 million for the same period in 2011, an increase of $44,000 or 1.3%. During the nine months ended September 30, 2012, interest expense was $10.3 million as compared to $5.7 million for the same period in 2011, an increase of $4.6 million or 81.0%. The increase in interest expense reflects interest incurred on the $50.0 million NW Capital loan which closed in June 2011, as well as the amortization of the related deferred financing costs. In addition, the increase is attributed in part to the additional CFD and special assessment obligations that are now recorded as our liabilities as of December 31, 2011.

Depreciation and Amortization Expense.

During the three months ended September 30, 2012 and 2011, depreciation and amortization expenses were $0.5 million for each period. During the nine months ended September 30, 2012 and 2011, depreciation and amortization expenses were $2.1 million and $1.4 million, respectively, an increase of $0.7 million or 52.8%. The increase is attributed to accelerated amortization on certain leasehold improvements abandoned in the second quarter of 2012, as well as depreciation recorded on operating property assets acquired through foreclosure in March 2012.

Gain on Disposal of Assets.

During the three months ended September 30, 2012, gain on the disposal of assets totaled $0.4 million compared to a loss of $58,000 in the 2011 period, an improvement of $0.4 million. During the nine months ended September 30, 2012 and 2011, gain on the disposal of assets totaled $0.6 million and $0.2 million, respectively, an increase of $0.4 million. During the nine months ended September 30, 2012, we sold seven REO assets for $17.0 million (net of selling costs) resulting in a net gain of approximately $0.6 million. During the nine months ended September 30, 2011, we sold eight REO assets for $6.0 million (net of selling costs) resulting in a net gain of approximately $0.3 million which was offset by a $0.1 million loss on the sale of three loan assets.

Settlement and Related Costs.

As described in note 11 of the accompanying condensed consolidated financial statements, various disputes arose relating to the consent solicitation/prospectus used in connection with seeking member approval of the Conversion Transactions, and we were named in various lawsuits containing allegations and claims that fiduciary duties owed to Fund members and to the Fund were breached for various reasons. The claims were consolidated into the putative class action lawsuit captioned In re IMH Secured Loan Fund Unitholders Litigation pending in the Court of Chancery in the State of Delaware against us, certain affiliated and predecessor entities, and certain former and current of our officers and directors (“Fund Litigation”).

On January 31, 2012, we reached a tentative settlement in principle to resolve all claims asserted by the plaintiffs in the Fund Litigation, other than the claims of one plaintiff which were separately settled. The tentative settlement in principle, memorialized in a Memorandum of Understanding (“MOU”) previously filed with our 8-K dated February 6, 2012, is subject to certain class certification conditions, confirmatory discovery and final court approval (including a fairness hearing). The MOU contemplates a full release and settlement of all claims, other than the claims of the one non-settling plaintiff (against whom we are litigating separately), against us and the other defendants in connection with the claims made in the Fund Litigation. We have expended significant Company resources in our defense of the Fund Litigation in current and prior years. Due to the significance of the anticipated settlement and related costs, we have separately identified such costs in the accompanying consolidated statement of operations. Such amounts consist primarily of legal, accounting and other professional fees incurred in connection with the settlement proposal, including costs surrounding the proposed Rights Offering and Exchange Offering. During the three months ended September 30, 2012 and 2011, we recorded settlement related costs of $0.8 million and $0.2 million, respectively. During the nine months ended September 30, 2012 and 2011, we recorded settlement related costs of $1.5 million and $0.2 million, respectively. However, we have not included any other adjustments relating to the potential repurchase of stock in exchange for the issuance of convertible notes because the matter is still subject to the approval of the court (which is not assured) and because of the uncertainty of timing and of the GAAP based “fair value” determination of such securities as of the date of settlement. At the time that these amounts are estimable, we will record the appropriate amounts resulting from the resolution of this matter. We expect settlement and related costs to increase for additional professional fees and at the time that we are able to reasonably estimate the net settlement amount.

Provisions for Credit Losses and Impairment of REO.

Based on the valuation analysis performed on our loan and REO portfolio during the three and nine months ended September 30, 2012, we recorded for a recovery of credit losses of $0.3 million on our loan portfolio and no impairment in the valuation of REO. In addition, we recorded an additional recovery of credit losses of $0.7 million and $1.6 million during the three and nine months ended September 30, 2012, respectively, relating to the collection of notes receivable from certain guarantors for which an allowance for credit loss had been previously recorded. During the three and nine months ended September 30, 2011, we recorded a provision for credit losses of $4.0 million and $1.0 million, respectively, net of recoveries, as well as an REO impairment charge in the amount of $1.5 million.

Loan Originations, Loan Types, Borrowers, the Underwriting Process and Loan Monitoring

Lending Activities

As of September 30, 2012, our loan portfolio consisted of 12 first lien mortgage loans with a carrying value of $78.4 million. In comparison, as of December 31, 2011, our loan portfolio consisted of 21 first mortgage loans with a carrying value of $108.2 million. Given the non-performing status of the majority of the loan portfolio and the suspension of significant lending activities, there continued to be limited loan activity during the nine months ended September 30, 2012. Except for the origination of two loans totaling $5.5 million relating to the financing of a portion of the sale of certain REO assets, no other new loans were originated during the nine months ended September 30, 2012.  Similarly, we originated only three loans during the same period in 2011 totaling $8.0 million relating to the partial financing of the sale of certain REO and loan assets. As of September 30, 2012 and December 31, 2011, the valuation allowance represented 40.2% and 56.7%, respectively, of the total outstanding loan principal and interest balances.

Lien Priority

Historically, all mortgage loans have been collateralized by first deeds of trust (mortgages) on real property, and generally include a personal guarantee by the principals of the borrower. Often the loans are secured by additional collateral. However, as of September 30, 2012, there was an outstanding third-party loan totaling $17.8 million secured by a portion of our collateral that was superior to our lien position on one of our loans with an outstanding principal and accrued interest balance of $51.9 million. As of December 31, 2011, we had subordinated two first lien mortgages to third-party lenders in the amount of $20.4 million. While subordinations of our first lien positions are not expected to be a common occurrence in the future, we may find it necessary to do so in an effort to maximize the opportunity for recovery of our investment.

Changes in the Loan Portfolio Profile

Average Loan Size

At September 30, 2012, the average principal balance for our loans was $10.8 million, as compared to $11.7 million at December 31, 2011. The decrease in average note balance is a result of the foreclosure of certain higher balance loans during the nine months ended September 30, 2012.

Geographic Diversification

At September 30, 2012, our mortgage loans consist of loans where the primary collateral is located in Arizona, California and Utah. The concentration of our loan portfolio in Arizona and California, markets in which values have been severely impacted by the decline in the real estate market, totals 90.9% and 92.5% at September 30, 2012 and December 31, 2011, respectively. The change in the geographic diversification of our loans is primarily attributed to the foreclosure and transfer of such loans to REO assets. There has been no other material change in our geographical diversification or concentrations since December 31, 2011.

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

Interest Rate Information

Our loan portfolio includes loans that carry variable and fixed interest rates. All variable interest rate loans are indexed to the Prime rate with interest rate floors. At September 30, 2012 and December 31, 2011, respectively, the Prime rate was 3.25% per annum.

Despite these interest rates, the majority of our existing loans are in non-accrual status. As of September 30, 2012, we had three performing loans with an average outstanding principal balance of $2.3 million and a weighted average interest rate of 12.5%. At December 31, 2011, three of our 21 portfolio loans were performing and had an average principal balance of $2.4 million and a weighted average interest rate of 10.6%. For additional discussion regarding the impact of pro forma increases or decreases in the Prime rate, see “Quantitative and Qualitative Disclosures About Market Risk” located in our previously filed Form 10-K.

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

As of September 30, 2012, the original projected end-use of the collateral under our loans was comprised of 55.2% residential, 3.8% mixed-use and 41.0% commercial. As of December 31, 2011, the original projected end-use of the collateral under our loans was comprised of 46.5% residential, 31.4% mixed-use, 21.7% commercial and the balance for industrial. Changes in classifications are primarily a result of foreclosures of certain loans, unless loans are modified and additional loan amounts advanced to allow a borrower’s project to progress to the next phase of the project’s development.

At September 30, 2012, the entire balance of the valuation allowance was attributable to residential-related projects. At December 31, 2011, approximately 60% of the valuation allowance was attributable to residential-related projects and 40% to mixed-use projects.

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

Changes in the Portfolio Profile — Scheduled Maturities

The outstanding principal balance and accrued interest receivable of mortgage loans, net of the valuation allowance, as of September 30, 2012, have scheduled maturity dates within the next several quarters as follows (dollars in thousands):

September 30, 2012
Quarter	#	Principal and Interest Amount	Percent
Matured	9	$123,752	94.3%
Q1 2013	1	539	0.4%
Q2 2013	1	2,020	1.5%
Q3 2013	1	4,930	3.8%
Total	12	131,241	100.0%
Less: Valuation Allowance		(52,805)

Net Carrying Value		$78,436

Of the total of matured loans as of September 30, 2012, approximately 12.8% matured in the year ended December 31, 2008, 76.7% matured in the year ended December 31, 2009, 7.3% matured in the year ended December 31, 2010, 3.1% matured in the year ended December 31, 2011 and 0.1% matured during the nine months ended September 30, 2012.

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

Operating Properties and Real Estate Held for Development or Sale

A discussion and summary of Operating Properties and REO held for development or sale as of September 30, 2012 is presented in Note 4 of the accompanying financial statements under the heading entitled “Operating Properties and Real Estate Held for Development or Sale”.

During the nine months ended September 30, 2012, we foreclosed on nine loans (resulting in eight property additions) with net carrying values totaling $29.9 million. In addition, during the nine months ended September 30, 2012, we sold seven REO assets for $17.0 million (net of selling costs), of which we financed $5.5 million, for a gain of $0.6 million.

Important Relationships Between Capital Resources and Results of Operations

Summary of Existing Loans in Default

At September 30, 2012, there were nine loans in default with a net carrying value of $70.9 million, as compared to 18 loans with a carrying value of $96.3 million at December 31, 2011. Of the 18 loans that were in default at December 31, 2011, nine of these loans remained in default status as of September 30, 2012, and nine such loans with a net carrying value of $29.9 million were foreclosed upon during the nine months ended September 30, 2012.

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

Valuation Allowance and Fair Value Measurement of Loans and Real Estate Held for Sale

A discussion of our valuation allowance, fair value measurement, valuation categories and summaries of the procedures performed in connection with our fair value analysis as of September 30, 2012, is presented in Note 5 of the accompanying financial statements. Based on the results of our evaluation and analysis, we recorded a recovery of credit losses of $0.3 million for loans and no impairment charges for our REO assets during the nine months ended September 30, 2012. In addition, we recorded an additional recovery of credit losses of $0.7 million and $1.6 million during the three and nine months ended September 30, 2012, respectively, relating to the collection of notes receivable from certain guarantors for which an allowance for credit loss had been previously recorded. During the three and nine months ended September 30, 2011, we recorded a provision for credit losses of $4.0 million and $1.0 million, respectively, net of recoveries. In addition, we recorded an REO impairment charge in the amount of $1.5 million during the nine months ended September 30, 2011.

Leverage to Enhance Yields

During the three and nine months ended September 30, 2012, we entered into a note payable with a bank in the amount of $850,000 in connection with the acquisition of certain land situated adjacent to another property owned by us. The note payable is secured by the land purchased, bears interest at the annual rate of 4% and matures in September 2015. The note requires interest only payments through September 2013, with principal and interest payments commencing in October 2013 through maturity. We did not undertake any other borrowing activities during the nine months ended September 30, 2012. However, we may deem it beneficial, if not necessary, to employ additional leverage in the future. See “Note 6 – Debt and Notes Payable” in the accompanying condensed consolidated financial statements for additional information regarding our outstanding indebtedness.

Off-Balance Sheet Arrangements

Upon the initial funding of loans, we typically establish a reserve for future interest payments which is deposited into a controlled disbursement account in the name of the borrower for our benefit. These accounts, which are held in the name of the borrowers, are not included in our condensed consolidated balance sheets. However, as of September 30, 2012, there were no such amounts outstanding and we did not have any other off-balance sheet arrangements.

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

At September 30, 2012, we had cash and cash equivalents of $19.8 million, as well as loans held for sale totaling $78.4 million and REO held for sale of $54.0 million. These items comprise our primary sources of liquidity and we believe they are sufficient to cover our liquidity needs over the next twelve months. However, there is no assurance that we will be successful in selling existing real estate assets in a timely manner or in obtaining additional financing, if needed, to sufficiently fund future operations or to implement our investment strategy. Further, each sale requires the approval of the holders of our convertible notes payable.  Our failure to generate sustainable earning assets and successfully liquidate a sufficient number of our loans and real estate assets, including receiving approval from our lender of such liquidations, may have a further material adverse effect on our business, results of operations and financial position.

Our requirements for and sources of liquidity and capital resources are described in more detail in our Annual Report on Form 10-K for the year ended December 31, 2011. There have been no material changes to our requirements for liquidity from those described in our previously filed annual report on Form 10-K as of and for the nine months ended September 30, 2012.

Cash Flows

Cash Used In Operating Activities

Cash used in operating activities was $16.1 million for the nine months ended September 30, 2012 as compared to $18.4 million for the nine months ended September 30, 2011. Cash flows from operating activities includes proceeds from the cash generated from interest and other mortgage income from our loan portfolio, offset by amounts paid for property taxes and other operating costs for REO assets, professional fees, general and administrative expenses and other expenses, as well as interest on our notes payable. The decrease in cash used in operating activities for the nine months ended September 30, 2012 compared to the 2011 period is attributable to the lower payments for various operating activities coupled with higher collections of receivables.

Cash Provided By Investing Activities

Net cash provided by investing activities was $16.0 million for the nine months ended September 30, 2012 compared to $13.7 million for the comparable 2011 period. Net cash provided by investing activities increased primarily due to higher proceeds from the sale and recoveries of REO assets and loans coupled with higher mortgage loan repayments and lower mortgage fundings.

Cash Provided by (Used in) Financing Activities

Net cash used in financing activities was $1.5 million for the nine months ended September 30, 2012 as compared to net cash provided by financing activities of $31.6 million for the nine months ended September 30, 2011. The 2011 period reflects the net proceeds from NW Capital notes payable, net of related debt issuance costs.

Critical Accounting Policies

Our critical accounting policies are disclosed in our previously filed Annual Report on Form 10-K for the fiscal year ended December 31, 2011.  As of September 30, 2012, there has been no significant change in our critical accounting policies from December 31, 2011, except as disclosed in Note 2 of the unaudited condensed consolidated financial statements included in this Form 10-Q.

Recent Accounting Pronouncements

For information regarding recent accounting pronouncements that are applicable to us, see Note 2 to our unaudited condensed consolidated financial statements included with this Form 10-Q.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Our quantitative and qualitative disclosures about market risk are disclosed in our previously filed Annual Report on Form 10-K for the year ended December 31, 2011.  As of September 30, 2012, there has been no significant changes in our market risks from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

Interest Rate Risk

Because over 94% of the principal balances of our loans are in non-accrual status as of September 30, 2012, changes in weighted average interest rates for our loan portfolio have little impact on interest income.

The following table contains information about our mortgage loan principal and accrued interest receivable balances as of September 30, 2012, presented separately for fixed and variable rates and the calendar quarters in which such mortgage investments mature (in thousands).

Loan Rates:	Matured	Q1 2013	Q2 2013	Q3 2013	Total
	(in thousands)
Variable	$21,918	$539	$-	$-	$22,457
Fixed	101,834	-	2,020	4,930	108,784

	$123,752	$539	$2,020	$4,930	131,241
Less: Valuation Allowance					(52,805)
Net Carrying Value					$78,436

As of September 30, 2012, we had cash and cash equivalents totaling $19.8 million (or 8.6% of total assets), all of which were held in bank accounts or highly liquid money market accounts or short-term certificates of deposit. We have historically targeted between 3% and 5% of our portfolio balances to be held as a working capital reserve. However, our actual deployment ratio of cash may vary in the future depending on a variety of factors, including the timing and amount of debt or capital raised, contractual restrictions and the timing and amount of investments made. We believe that these financial assets do not give rise to significant interest rate risk due to their short-term nature.

 Item 4.   Controls and Procedures

Controls and Procedures

Our management has evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Form 10-Q.

Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2012 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes to Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our fiscal quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.            Defaults Upon Senior Securities.

Not applicable

Item 4.           Mine Safety Disclosures

Not applicable

Item 5.           Other Information.

Not applicable

Item 6.   Exhibits

Exhibit

No.	Description

31.1	Certification of Chief Executive Officer of IMH Financial Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer of IMH Financial Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and the Chief Financial Officer of IMH Financial Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2012	IMH FINANCIAL CORPORATION

	By:	/s/ Steven Darak
Steven Darak
Chief Financial Officer
(Principal Financial and Accounting Officer and
Duly Authorized Officer)

INDEX TO EXHIBITS

No.	Description

31.1	Certification of Chief Executive Officer of IMH Financial Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer of IMH Financial Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and the Chief Financial Officer of IMH Financial Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

