Form 10-K
period 2012-12-31
IMH Financial Corp
filed 2013-03-29
CIK 1397403

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from: _____________________to _____________________

Commission File Number 000-52611

IMH Financial Corporation

(Exact name of registrant as specified in its charter)

Delaware	27-1537126
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7001 N. Scottsdale Rd #2050 Scottsdale, Arizona	85253
(Address of principal executive offices)	(Zip code)

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐    No ☑

The registrant had 50,000 shares of Common Stock, 3,811,342 shares of Class B-1 Common Stock, 3,811,342 shares of Class B-2 Common Stock, 7,735,169 shares of Class B-3 Common Stock, 627,579 shares of Class B-4 Common Stock and 838,448 shares of Class C Common Stock, which were collectively convertible into 16,873,880 outstanding common shares as of March 29, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

NONE

IMH Financial Corporation

2012 Form 10-K Annual Report

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

In this report, “IMHFC”, the “Company”, “we”, “us” and “our” refer to IMH Financial Corporation and its consolidated subsidiaries.

Our Company

We are a real estate investor and finance company based in the southwest United States with over a decade of experience in various and diverse facets of the real estate lending and investment process, including origination, acquisition, underwriting, documentation, servicing, construction, enforcement, development, marketing, and disposition.

The Company’s focus is to invest in, manage and dispose of commercial real estate mortgage and related investments, and to perform all functions reasonably related thereto, including developing, managing and either holding for investment or disposing of real property acquired through foreclosure or other means. This focus is being enhanced with the combined resources of the Company and its advisors. The Company also seeks to capitalize on opportunities to invest in selected real estate-related platforms under the direction of seasoned professionals in those areas. The Company also considers opportunities to act as a sponsor, providing investment opportunities as a proprietary source of, and/or co-investor in, real estate mortgages and other real estate-based investment vehicles. Through the purchase and sale of such investments, we expect to earn robust, risk-adjusted returns while being recognized as a nimble, creative and prudent lender/investor. Our strategy is designed to re-establish the Company’s access to significant investment capital. By increasing the level and quality of the assets in our portfolio specifically and under management in general, we believe that the Company can grow and ultimately provide its shareholders with favorable risk-adjusted returns on investments and enhanced opportunity for liquidity.

While the Company made substantial progress in working to resolve its on-going portfolio enforcement and monetization challenges, as well as progress in the settlement of litigation involving a group of dissident shareholders, the Company continued to experience financial adversity in 2012. This adversity resulted from the Company’s inability to liquidate legacy assets at attractive values or to generate sustainable earning assets, while continuing to expend a significant amount of resources in loan enforcement and in defense and settlement of shareholder and related claims. The overall general economic and political climate also continued to hinder the Company’s performance during fiscal 2012.

Management undertook various initiatives in 2012 to streamline and re-purpose the organization, operations, and systems to support the Company’s strategic and tactical, financial and operational goals and expects to continue its efforts into 2013. Following the settlement of the shareholder litigation and completion of related debt offerings and other settlement requirements, management anticipates that by the latter part of fiscal 2013, such distractions will diminish and allow management to hone its focus on implementation of the Company’s investment strategy.

We have continued to foreclose on remaining legacy loans and our prospects in liquidating the underlying collateral or developing such assets has improved. Given the scale and composition of the remaining legacy portfolio, significant efforts will continue to be required in 2013, including continued foreclosures, restructurings, development activities, and asset dispositions. A number of key tactical initiatives are also continuing into 2013 with the near-term goal of further reducing expenses and enhancing operational and reporting systems, while seeking to mitigate legacy problems and maximize the value of legacy assets.

In addition, given the current legal, tax and market-related constraints to bringing additional capital directly into the Company, management continues to explore the possibility of sponsoring investment vehicles or other ventures with institutional investors in vertical market segments in which there is strong investor interest, as well as proven expertise within the Company and/or its advisors. The Company would expect to contribute cash as well as some of its legacy assets to these sponsored vehicles, in exchange for equity ownership and/or profit participation to demonstrate this commitment, distinguish itself from other sponsors, and create attractive investment opportunities. The Company may pursue opportunities to develop properties within its legacy portfolio through partnerships, joint ventures or other appropriate structures. There is no assurance, however, that management will be successful in its pursuit of such sponsored vehicles or development partners in the near term or at all.

As previously described, with adequate liquidity, the Company expects to focus on the creation and implementation of a series of commercial mortgage and real estate investment activities, so as to begin to increase both assets under management and the associated income and value derived therefrom.

During 2012, the Company continued to acquire certain operating assets as a result of foreclosure of the related legacy loans. Although the Company did not originate any new investments in 2012, subsequent to December 31, 2012, we entered into a limited liability agreement to form a joint venture with unrelated parties for the purpose of acquiring a multi-family portfolio comprised of 14 apartment communities across six states, which will be managed by a third party, national firm, specializing in multi-family assets. Under the terms of the joint venture agreement, we contributed $15 million through one of our wholly-owned subsidiaries that holds the status of a preferred member. Under the terms of the joint venture agreement, the joint venture is required to redeem our preferred membership interest for the redemption price (as defined) on or before the second anniversary of the closing date, or the redemption date may be extended at the joint venture’s option for one additional year for a fee of $0.3 million. We are also entitled to a 15% annualized return on our $15 million preferred equity investment, and we are further entitled to an exit fee equal to 1.5% of the fair market value of the portfolio assets of the joint venture at the two year preferred equity redemption date. Additionally, we will retain a 15% carried interest in the profits of the entire investment portfolio, after payment of the preferred returns to us and similar preferred returns of non-IMHFC members. In addition, we are entitled to effectively receive all free cash flow of the joint venture until we receive the entirety of our preferred equity investment and any accrued and unpaid preferred return amounts. The non-IMHFC members are obligated to fund any shortfalls in our preferred return.

We also expect to acquire or invest in other operating assets in 2013 that will increase our asset base and supplement top line earnings. Subsequent to December 31, 2012, we entered into an agreement with an existing borrower group in our loan portfolio to, at our option, transfer to us ownership of certain assets in satisfaction of the related loans with a net carrying value of approximately $60.2 million at December 31, 2012. The Company expects to complete its due diligence in less than 60 days following execution of the agreement. If the Company chooses to exercise its option, the assets to be acquired, subject to existing liabilities, will include two operating hotels located in Arizona and a 28-lot residential subdivision located in Arizona, among other assets. With the acquisition of such assets, there comes the challenge and cost of day-to-day operations but also the opportunity to revitalize assets and operations that have generally suffered in recent periods. With our combination of internal and external professionals, we expect to re-position these operating assets to produce a market-rate return as portfolio holdings or to dispose of these assets at favorable prices once they have been foreclosed upon and stabilized.

During the first quarter of 2012, the Company acquired through deed in lieu foreclosure a golf course and spa operation along with related residential lots within a master planned community in Laughlin, Arizona. Concurrent with the acquisition, we entered into an agreement with a seasoned golf course management company to identify and implement operational improvements that we expect will translate to significantly improved operating results. We have also entered into an agreement with a large Arizona homebuilder to purchase from us and develop the residential lots in a lot take-down program over a period of five years. In addition, we have identified certain portfolio assets that we believe could yield significantly greater returns by developing the properties for future operation or sale, as opposed to selling them now in their as-is condition. For example, we own a site comprised of 660 preliminary platted lots located in a subdivision in Williamson County, Texas, for which we have received letters of intent from two well-established homebuilders to purchase 250 of the lots. In addition, subsequent to December 31, 2012, the Company secured final approval of certain incentive agreements with local government authorities to develop one of its legacy assets in Apple Valley, MN, into a 332-unit multifamily residential development. We are also in the planning phase for a student-housing multifamily residential development for one of our properties that is in close proximity to a large state university in Arizona. Additionally, the Company is pursuing similar development efforts for certain other legacy assets. The demonstrated ability to create value through the real estate development process is a key aptitude gained through our relationship with our asset management and other consultants, including New World Realty Advisors, LLC, or NWRA, that we anticipate will further distinguish us from other competitors in the marketplace. Through this capability, we believe that we, and ultimately our shareholders, will be afforded the opportunity to earn yields that are not generally available from new, finished product. While development does entail unique risks, with a disciplined approach and experienced team, we believe the risk-adjusted rewards have the potential to be very competitive, if not superior, to alternative investments.

While focused on the foregoing objectives, the Company remains nimble in its objectives and is poised to re-direct its efforts as economic circumstances unfold. Given that the legacy assets are positively correlated with the economic and real estate cycles, and the fact that any new investment activity may benefit from market disruptions and/or further declines in the value of real estate, in terms of enhanced risk-adjusted returns and reduced competitive pressure, management believes there is an inherent “hedge” in the Company’s current position. If there is a recovery of liquidity and valuations, the liquidity and value of the legacy assets should benefit accordingly, while new originations may face increased yield and scaling pressures. Conversely, if conditions do not improve, or worsen, the legacy assets will likely suffer, but the resulting scarcity of available capital which generally tracks meager economic growth also generally breeds increased investment opportunities to those who have capital to deploy. We will adjust the relative scaling of these two major aspects of our business as circumstances dictate.

Through our traditional credit analysis coupled with real estate valuation techniques used by developers, we have invested in real estate assets with an original investment basis of approximately $548.2 million. As a result of valuation allowance and impairment charges, these assets have a current carrying value of $192.3 million as of December 31, 2012, comprised of commercial real estate mortgage loans with a carrying value of $73.3 million and owned property with a carrying value of $119.0 million. The decline in the carrying value of our real estate assets is reflective of the deterioration of the commercial real estate lending market and the sustained decline in pricing of residential and commercial real estate in the last several years together with the continuing downturn in the general economy and specifically the real estate markets.

To position us favorably in an underserved segment of the real estate finance industry, our typical asset transaction size is targeted to be above the maximum investment size of most community banks but below the minimum investment size of larger financial institutions. However, these transactions are dependent upon our successful liquidation of select assets, obtaining debt or equity financing and/or other available alternatives to generate liquidity.  As we generate additional liquidity, we intend to make further investments in our target range.

Our senior management team, along with our consultants and other industry professional advisors, has extensive experience analyzing, structuring, negotiating, originating, purchasing and servicing commercial real estate mortgage loans and related real estate investments. Over the past decade, we have built a mortgage lending platform and have made over 500 real estate investments and co-investments, and our senior management team raised nearly $1 billion of capital. For a further discussion of our senior management team, see Item 10 entitled “Directors, Executive Officers and Corporate Governance.”

Outside of our SEC reporting requirements, we have historically provided updates of Company activities to our shareholders through the periodic issuance of correspondence in the form of shareholder letters.  As a result of the pending shareholder class action settlement process, we elected to temporarily suspend providing such updates.

IMH Financial Corporation is a Delaware corporation that was formed from the conversion of IMH Secured Loan Fund, LLC, a limited liability company that was externally managed by Investors Mortgage Holdings Inc.

See Note 5 in the accompanying consolidated financial statements in this Form 10-K for information about the concentration of our outstanding loans among our borrowers and geographic diversification of our outstanding loans.

Our History and Structure

We were formed from the conversion of our predecessor entity, IMH Secured Loan Fund, LLC, or the Fund, into a Delaware corporation. The Fund, which was organized in May 2003, commenced operations in August 2003, focusing on investments in senior short-term whole commercial real estate mortgage loans collateralized by first mortgages on real property. The Fund was externally managed by Investors Mortgage Holdings, Inc., or the Manager, which was incorporated in Arizona in June 1997 and was licensed as a mortgage banker by the State of Arizona. During 2012, a subsidiary of the Company obtained its mortgage banker’s license in the State of Arizona. Through a series of private placements to accredited investors, the Fund raised $875 million of equity capital from May 2003 through September 2008. Due to the cumulative number of investors in the Fund, the Fund registered under the Exchange Act on April 30, 2007 and began filing periodic reports with the Securities and Exchange Commission, or the SEC.

As a result of the unprecedented disruptions in the general real estate and related markets and the rapid decline in the global and U.S. economies, on October 1, 2008, pursuant to its operating agreement, the Fund ceased accepting new investments and suspended member redemption requests. In order to preserve liquidity in the ongoing credit crisis, the Fund suspended regular monthly distributions to members in the second quarter of 2009. On June 18, 2010, following approval by members representing 89% of membership units of the Fund voting on the matter, the Fund became internally-managed through the acquisition of the Manager and converted into a Delaware corporation in a series of transactions that we refer to as the Conversion Transactions. The Fund intended the Conversion Transactions to position the Fund to become a publicly traded corporation listed on a stock exchange, create the opportunity for liquidity for Fund members, and create the opportunity to raise additional capital in the public markets, thereby enabling the Fund to better acquire and originate commercial mortgage loans and other real estate related investments with a view to achieving long term value creation through dividends and capital appreciation.

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

In connection with the Conversion Transactions, we issued 3,811,342 shares of Class B-1 common stock, 3,811,342 shares of Class B-2 common stock, 7,735,169 shares of Class B-3 common stock, 627,579 shares of Class B-4 common stock and 838,448 shares of Class C common stock. We have not determined a specific value for the aggregate shares issued in connection with the Conversion Transactions. However, based on our net shareholder’s equity balance of approximately $132.1 million as of December 31, 2012, the current estimated book value per share for the shares issued in connection with the Conversion Transactions is approximately $7.83 per share. This calculated figure was derived solely by dividing net shareholder’s equity by the total number of shares of the Company’s common stock outstanding as of the same date.

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

To provide additional incentive for holders of Class B common stock to remain longer-term investors, we agreed to pay, subject to the availability of legally distributable funds, a Special Dividend to Class B stockholders of $0.95 a share to all stockholders who have retained continuous ownership of their shares through the 12 month period following an initial public offering. The aggregate amount of the Special Dividend will be between $14.5 million and $15.3 million depending on the number of outstanding Class C shares that are redeemed in connection with an initial public offering. Shares of Class C common stock that are not redeemed and are converted into shares of Class B common stock will also be eligible for the Special Dividend if held continuously through the 12-month period following an initial public offering. The Special Dividend will not be payable if sufficient legally available funds are not available on the one-year anniversary of consummation of an initial public offering.

We acquired the Manager, through the issuance of 716,279 shares of Class B common stock, subject to various restrictions, to the equity holders of the Manager and its affiliates, on June 18, 2010 as part of the Conversion Transactions. Prior to consummation of the Conversion Transactions, we paid management fees to the Manager to serve as our external manager and the Manager was responsible for managing every aspect of our operations, including identifying and funding new loans, evaluating and acquiring loans held by third parties, and periodically analyzing the composition of our portfolio. The Manager has a wholly-owned subsidiary, Investors Mortgage Holdings California, Inc., which is licensed as a real estate broker by the California Department of Real Estate. In connection with the acquisition, Shane Albers, our former Chief Executive Officer, and Will Meris, our President, and a transferee of Mr. Meris acquired shares of Class B-4 common stock which are subject to additional four-year transfer restrictions. The four-year transfer restrictions applicable to the shares of Class B-4 common stock will terminate if, any time after five months from the first day of trading of our common stock on a national securities exchange, either our market capitalization or book value will have exceeded approximately $730.4 million (subject to upward and downward adjustment upon certain events). The additional four-year transfer restrictions will also terminate if the restrictions on the Class B common stock are eliminated as a result of a change of control under our certificate of incorporation, or if, after entering into an employment agreement approved by our compensation committee, the holder of Class B common stock is terminated without cause, as such term is defined in such holder’s employment agreement.

As part of the Conversion Transactions, the former executive officers and employees of the Manager became our executive officers and employees and assumed the duties previously performed by the Manager. We ceased paying management fees to the Manager and we are now entitled to retain all management, origination fees, gains and basis points previously allocated to the Manager.

In the Conversion Transactions, we also acquired IMH Holdings, LLC, or Holdings, which is a Delaware limited liability company and serves as a holding company for two wholly-owned subsidiaries, IMH Management Services, LLC, an Arizona limited liability company, and SWI Management, LLC, an Arizona limited liability company. IMH Management Services, LLC provides us and our affiliates with human resources and administrative services, including the supply of employees, and SWI Management, LLC, or SWIM, acts as the manager for the Strategic Wealth & Income Fund, LLC, or the SWI Fund. At December 31, 2012, the SWI Fund had approximately $8.7 million under management. The SWI Fund is a Delaware limited liability company whose investment strategies and objectives are substantially similar to our strategy. We have a $25,000 equity interest in the SWI Fund, and also receive fee income for managing SWIM. The SWI Fund is a closed-end, five-year fund which is no longer accepting new member capital and is expected to systematically wind down as liquidity events occur during the course of this year, providing for an anticipated close date of December 2013.

Our Market Opportunity

We believe that there are attractive opportunities to acquire, finance and originate commercial real estate mortgage loans and other real estate-related assets as a result of the disruption in the real estate and financial markets that occurred in recent years. We believe that some of these assets are attractively priced in relation to their relative risk as a result of the illiquidity and uncertainty in the current market environment. In addition, regulatory and capital adequacy pressures continue to force numerous financial institutions both to reduce their new originations and to dispose of existing real estate-related assets at market-clearing prices for timely execution. We believe that the opportunity to acquire and originate commercial real estate mortgage loans remains attractive, particularly for interim loans of short to intermediate term, which we consider to be loans with maturities of up to five years. As a result of limited credit availability in the marketplace, we believe that such loans can now be structured on more favorable lender terms than in the past. We believe that we are positioned to capitalize on such opportunities while remaining flexible to adapt our investment strategy as market conditions change.

We believe that our capital will be well positioned to take advantage of such opportunities as: (a) acquiring real estate-backed loan portfolios at favorable discounts resulting from the stringent requirements imposed upon U.S.-based commercial banks by regulatory agencies in an effort to shore up bank balance sheets and to create more liquidity for those institutions; (b) acquiring distressed assets of other real estate companies at significant discounts; and (c) funding the development or completion of partially developed real estate projects acquired at a discount. We have identified several “turn-around” projects that are located in markets where recovery is underway and tenant demand is attractive.

Capitalizing on such opportunities creates a potentially enhanced income stream for our investors in the near term, as well as the possibility of a significant asset value appreciation due to the timely completion, eventual stabilization, and ultimate sale of the underlying real estate collateral.

To meet these objectives, we plan to develop an earning asset base that is well-diversified by underlying property type, geography, and borrower concentration risks. We intend to make refinements to these objectives based on our financial resources, real estate market conditions and investment opportunities. However, when we deem prudent, we will be flexible in considering attractive investments even if they do not precisely fit our expected earning asset base composition.

We expect that a portion of our value will be comprised of often unrealized capital appreciation of our real estate or real estate-related investments, including through fixed rate exit fees or a percentage of the increase in the fair values of the real estate that secures the indebtedness underlying our loans or investments. However, our ability to secure or be entitled to these gains is premised on the assumption that the markets in which we are investing will further recover and appreciate, in some cases in a substantial manner. There can be no assurance that such recovery or appreciation will occur, or that we will be able to negotiate exit fees in a manner that is favorable to us, or at all. Furthermore, exit fees may not be available on all types of investments.

We intend to continue the process of disposing of portions of our existing loans, REO assets and other real estate related assets, individually or in bulk, and to reinvest the proceeds from such dispositions in our target assets. We may also attempt to create additional value from certain of our REO assets that are viable multifamily land or other parcels by developing them into new communities, in joint ventures or alternative structures. Such development would generally require two to three years to complete, at which time the project could be stabilized and held for operations and cash flow purposes, or sold to capture development yields and/or capital appreciation.

In addition, we believe opportunities may arise to use our stock or cash to acquire, on attractive terms, real estate-related assets or companies, including real estate investment trusts (“REITs”), limited partnerships and other similar real estate based vehicles. Many of these entities are seeking to reposition their portfolios or dispose of assets, and may also have investors who are seeking liquidity or exit options.

Our Target Assets

Although we have historically focused on the origination of senior short-term commercial bridge loans with maturities of 12 to 36 months with the expectation of there being readily available permanent take-out financing, because of changes in market conditions, we now believe it is wise to expand our business model to include: (a) purchasing of or investing in commercial and other mortgage loans, individually or in pools, generally at a discount, (b) originating mortgage loans collateralized by real property located anywhere in the United States, and (c) pursuing, in an opportunistic manner, other real estate investments, including, among other things, participation interests in loans, whole and bridge loans, commercial or residential mortgage-backed securities, equity or other ownership interests in entities that are the direct or indirect owners of real property, and direct or indirect investments in real property, such as those that may be obtained in a joint venture or by acquiring the securities of other entities which own real property. We believe that this investment focus is more closely tailored to current market circumstances, and accordingly positions us more favorably to capitalize on opportunities currently available in our target assets and markets. Our revised investment focus also provides us greater flexibility and enhanced diversification as compared to our portfolio of legacy assets. We refer to the assets we will target for acquisition or origination as our “target assets.”

We intend to diversify our target asset acquisitions across selected asset classes, in interim loans or other short-term loans originated by us, performing whole or participating interests in commercial real estate mortgage loans we acquire, whole non-performing commercial real estate loans we acquire and in other types of real estate-related assets and real estate-related debt instruments (which may include the acquisition of or financing of the acquisition of residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”), and operating properties), although the exact allocations will depend on the investment opportunities we decide to pursue based on the prevailing market conditions. We expect the diversification of our portfolio to continue to evolve in response to market conditions, including consideration of factors such as asset class, borrower group, geography, transaction size and investment terms.

Originating Interim and Longer-Terms Loans.

We originated all of the existing mortgage loans in our current portfolio. In the short to medium term, as the economy improves and liquidity allows, we expect our focus to include the origination of senior loans on commercial property that provide interim financing to borrowers seeking short-term capital (with terms generally up to three years) to be used in the acquisition, construction or redevelopment of a property or group of properties. Interim loans contemplate a take-out with the borrower using the proceeds of a permanent mortgage loan to repay our interim loan. This type of interim financing enables the borrower to secure short-term financing pending the arrangement of long-term debt. As a result of the refinancing risk, interim loans typically have a higher interest rate, as well as higher fees and other costs when compared to long-term financing arrangements. In addition to higher interest rates, we expect to charge borrowers origination, extension, modification, exit or similar fees, and when possible, some form of equity or profit participation in connection with loans we complete. As we have from time to time in the past, we also may originate or acquire participations in construction or rehabilitation loans on commercial properties. These loans generally provide 40% to 60% of financing and are secured by first mortgage liens on the property under construction or rehabilitation.

Although we believe there are substantial near-term opportunities to acquire existing longer-term whole mortgage loans, we may also originate whole mortgage loans that provide long-term mortgage financing to commercial property owners and developers as appropriate opportunities emerge and real estate conditions improve over time. Unlike our bridge loans that we often expect to hold to maturity, we expect to originate or acquire longer term commercial mortgage loans with the intention of restructuring and selling all or a part of such loans to market participants at a premium.

Acquiring Commercial Mortgage Loans.

From time to time in the past, we have acquired commercial mortgage loans, but in view of current market conditions, we expect that commercial whole mortgage loans will be one of our primary target assets. Where appropriate, we intend to seek to maximize the value of any non-performing commercial mortgage loans we acquire by restructuring the terms and conditions of the loans to facilitate repayment and generate sustained cash flows. Alternatively, we may foreclose on the nonperforming loans where we believe the value of the asset exceeds the debt and a restructuring is not desirable or achievable on favorable terms. Commercial whole mortgage loans are mortgage loans secured by liens on commercial properties, including office buildings, industrial or warehouse properties, hotels, retail properties, apartments and properties within other commercial real estate sectors. These mortgage loans generally have maturity dates ranging from one to five years and carry either fixed or floating interest rates.

In addition to acquiring existing whole commercial mortgage loans, participations in performing commercial loans are another one of our primary target assets. We intend to purchase portions of performing commercial mortgage loans and serve as a participating lender; a strategy that we anticipate will decrease our default risk and provide us ongoing access to revenue-producing assets.

Other Opportunities.

While we expect to focus primarily on the target assets discussed above, we may from time to time pursue the following alternative strategies:

We have not invested in residential or commercial mortgage backed securities (RMBS or CMBS) in the past; however, on a limited basis, we may finance or acquire RMBS or CMBS that will yield current interest income and, where we consider the return of principal or basis, as applicable, to be likely. We may do so for CMBS from private originators of, or investors in, CMBS and mortgage loans, including savings and loan associations, mortgage bankers, commercial banks, finance companies, investment banks, life insurance companies and other entities. We expect any CMBS to be primarily high investment grade such as “AAA” CMBS, but may also acquire lower rated CMBS. We do not currently intend to target a specific type of underlying mortgage or underlying collateral property.

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

Real Estate Owned Properties. We have not historically invested our funds directly in REO assets, which are properties owned by a lender after foreclosure auction or deed in lieu of foreclosure. We have, however, historically owned and sold real property, as a result of enforcing and foreclosing on our portfolio loans. Accordingly, we are experienced in property ownership considerations as well as the requirements and process of positioning such assets for disposition. In the future, we may elect to acquire REO assets or other distressed or non-performing real estate properties in order to seek to reposition them for profitable disposition. Depending on the nature of the underlying asset, we may pursue repositioning strategies through capital expenditures in order to seek to extract the maximum value from the investment.

Our Competitive Strengths

We believe the following competitive strengths will help us implement our strategies and distinguish ourselves from our competitors:

•	Existing Assets. We intend to actively market and sell a significant portion of our current loans (in whole or in part) and REO assets, individually or in bulk, over the next 12-24 months and redeploy a substantial portion of the sale proceeds in our target assets. As a result of the rapid decline in the economy and substantial disruptions in the real estate and financial markets in fiscal 2008 and 2009, we have recorded significant provisions for credit losses on our loans and impairment charges on our REO assets reflecting lower pricing assumptions and a significant increase in discount factors to reflect current market risk. If we sell our assets in an improving economic climate, we believe that the aggregate potential value of our assets may exceed the current aggregate carrying value of those assets. Further, we believe that the potential value of some of the properties securing our mortgage loans may allow us the flexibility, and motivate our borrowers, to restructure loan terms which may enable us to generate current income and ultimately realize attractive returns on those loans.

•	Access to Extensive Pipeline of Industry Relationships. We have long-term relationships through a broad and deep network of market contacts, which we believe have a reputation for performance and creativity, including community banks, real estate owners, developers and financial intermediaries, particularly in the west and southwest, which we believe has received less attention from larger investors. We believe our consulting relationship with NWRA further enhances our access to industry relationships and expands our geographic reach. We believe this diversified transaction referral network provides us with a significant stream of “first look” lending and acquisition opportunities, which are opportunities to consider a potential investment before it becomes more widely marketed. We believe these relationships will continue to provide us access to potential attractive lending and acquisition opportunities as a greater number of financial institutions seek to reduce their exposure to commercial real estate in order to reduce leverage and meet various capital or regulatory requirements. Through our relationships and those of NWRA, which encompass capital markets, we expect to have access to high quality deal flow to maintain a strong pipeline of investment opportunities.

•	Localized Market Expertise. Our historical focus on the real estate lending and investment industry in the southwest, coupled with our extensive network of long-term relationships with banks, real estate owners and developers, mortgage lenders and other strategic partners with a view on our target market, provides us with a specialized understanding of the market dynamics and opportunities that we believe is difficult to replicate. Moreover, we believe our specialized focus in our target markets also positions us favorably to engage in repeat business with investment and commercial banks, brokerage firms, public and private real estate investment companies and others that have targeted opportunities in the southwest, but lack our in-depth understanding of, and access to, opportunities in this market.

•	Experienced Management Team with Expertise in Real Estate. Our senior management team has extensive experience originating, acquiring, managing and investing in commercial mortgage loans and other commercial real estate and real estate-related assets through various credit cycles and market conditions. We believe that our senior management team has accumulated a deep and sophisticated understanding of industry trends, market values and the particular characteristics of the regions in which we lend, which has equipped our senior management team with a deep understanding of our target assets. We believe our consulting relationship with NWRA further increases our access to such resources and expertise.

•	Strong Underwriting Capabilities. We have a fully integrated in-house underwriting platform, which has extensive experience underwriting, conducting due diligence and valuing real estate and real estate-related investments. We combine traditional credit analysis typically performed by banks with advanced property valuation techniques used by developers, to produce a more comprehensive investment decision process that we believe provides us an advantage relative to the procedures utilized by many of our competitors and enables us to better identify attractive investment opportunities and assess expected performance, risk and returns.

•	Value Added Execution and Asset Management Experience. Our asset management team, further strengthened through our relationship with NWRA, has extensive experience creating capital appreciation opportunities through the active management of distressed and non-performing real estate and real estate-related assets in order to extract the maximum amount of value from each asset through, among other things, repositioning, restructuring and intensive management and oversight.

•	Speed of Execution. As a significant number of banks have failed, we believe the FDIC and other government agencies are increasingly likely to value participants who can purchase loans on an accelerated timetable and on a highly reliable basis in order to reduce closing risk. We believe that our market knowledge and experience as a real estate lender allows us to underwrite and execute complex transactions quickly, in order to acquire our target assets from these sources.

•	Market-Driven Investment Strategy. Our investment strategy is market-driven, which we believe enables us to adapt to shifts in economic, real estate and market conditions, and to exploit inefficiencies in the applicable markets. Since 1997, we have made or arranged over 500 real estate investments and co-investments with a focus primarily on markets in the southwestern region of the United States. We believe that limited capital and credit availability in the marketplace allows us to structure loans at even more favorable terms than that which we have been able to achieve historically.

•	Tax Attributes. Due to the significant decline in the real estate markets in recent years, the tax basis of our existing assets exceeds the carrying value of such assets by approximately $137 million as of December 31, 2012 in addition to net operating loss carryforwards of approximately $280 million, which we believe, subject to certain limitations, provides an approximation of the “built-in losses” that may be available to offset future taxable income and gain upon the disposition of such assets as well as potential income and gain from new assets we acquire.

Our Investment Strategy

Our objective is to utilize our real estate experience and industry knowledge to generate attractive risk-adjusted returns, which are returns that are adjusted to reflect the degree of risk involved in producing that return relative to other investments with varying degrees of risk. We will seek to achieve this objective by acquiring, originating and managing our target assets and executing our disposition strategy to opportunistically sell a significant portion of our existing loan and REO portfolio, individually or in bulk, to generate capital to deploy in our target assets. We intend to pursue investment opportunities in our target assets by:

•	Repositioning our Existing Portfolio toward Income-Generating Assets. We intend to actively market and sell a significant portion of our currently-owned loans (in whole or in part) and REO assets, individually or in bulk, over the next 12 to 24 months and redeploy a substantial proportion of the sale proceeds in our target assets. We plan to redeploy the proceeds from the sale of these primarily non-income earning assets in our target assets. Additionally, we plan to pursue a development strategy in relation to multiple of our legacy assets in order to increase the likelihood that those assets can provide the Company with current income.

•	Maintaining Investment Discipline. We intend to continue to capitalize on our fully integrated in-house underwriting platform, experience and market knowledge. We will continue to combine traditional credit analysis typically performed by banks with the advanced property valuation techniques used by developers to support a more comprehensive investment decision process.

•	Selectively Pursuing Opportunities to Acquire Real Estate-Related Companies and Assets. We believe opportunities will emerge to acquire attractively priced real estate-related assets or companies, including REITs, real estate vehicles, limited partnerships as well as commercial, retail, mixed-use, office, industrial, multi-family, student housing, hospitality, self-storage, finished residential lots, residential lots in development, land, leasehold interests and similar vehicles not targeted by larger investors. We expect that our cash or common stock may be an attractive currency for providing liquidity or exit strategies for these companies and their investors and thus will position us to acquire target assets on attractive terms.

•	Leveraging our Relationships to Generate New Sources of Capital. We also believe there may be opportunities to leverage the network of financial advisors that we have built over the years to provide access to capital and various real estate-related and other investment opportunities, either structured by us or introduced to us through our relationships with our network of financial advisors. This network has been responsible for directing considerable investment capital to us and currently provides access to over 40 independent broker dealer firms, through whom we have the ability to reach over 9,000 financial advisors.

In implementing our investment strategy, we will utilize our management’s and our consultant’s expertise in identifying attractive opportunities within the target asset classes, as well as management’s capabilities related to transaction sourcing, underwriting, execution, asset management and disposition. We expect that our management will make decisions based on a variety of factors, including, but not limited to, expected risk-adjusted returns, credit fundamentals, liquidity, availability of adequate financing, borrowing costs and macro-economic conditions.

The unprecedented dislocations in the real estate and capital markets in 2008 and 2009 caused us to incur a significant reduction in loan payoffs from borrowers and an increase in delinquencies, non-performing loans and REO assets, resulting in a substantial reduction in our cash flows. We have taken a number of measures to provide liquidity for us, including, among other things, engaging in efforts to sell whole loans and participation interests in our loans, and to dispose of certain real estate assets, and to strategically seek leverage.

As more fully described elsewhere in this Form 10-K, in June 2011, we entered into and closed funding of a $50.0 million senior secured convertible loan with NWRA Ventures I, LLC (“NW Capital”). The loan has been our primary source for working capital and funding our general business needs. However, we expect our primary sources of liquidity over the next twelve months to consist of the proceeds generated by the disposition of our portfolio of loans and REO assets. We anticipate redeploying these proceeds to acquire our target assets, which we expect will generate ongoing liquidity. In addition, we may address our liquidity needs by periodically accessing the capital markets, lines of credit and credit facilities available to us from time to time, and cash flows from the sales of whole loans, participations in loans, interest income and loan payoffs from borrowers. Under the terms of the NW Capital loan agreement, such actions would likely require consent by NW Capital.

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

Employees

As of December 31, 2012, we had a total of 22 employees and full-time consultants, 21 of which were full-time employees and one which was an individual consultant we engaged, in addition to NWRA. Consultants have historically been utilized to provide recommended courses of action with respect to loans in default, disposition strategies for REO assets and support for construction and property management, typically with respect to a specifically defined asset or asset class. Additionally, we have entered into other consulting arrangements for a wide range of consulting services relating to strategy and management of our business, certain portfolio and enforcement related matters, regulatory compliance with Sarbanes-Oxley requirements, and legal services, as well as insurance matters, certain personnel matters, and interactions with various other professional advisors related thereto. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operation - Contractual Obligations” for a more detailed discussion regarding these consulting agreements.

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

Mortgage Banker Regulations

Our operations as a mortgage banker are subject to regulation by federal, state and local laws and governmental authorities. Under applicable Arizona law, regulators will have broad discretionary authority over our activities. Mortgage banker regulation, however, does not generally involve the underwriting, capital ratio or concentration guidelines or requirements that are generally imposed on more traditional lenders. One of our subsidiaries is currently licensed as a mortgage banker by the state of Arizona.

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

We are primarily engaged in originating, purchasing or otherwise acquiring mortgages and other liens on, or holding direct interests in, real estate. The staff of the SEC, through no-action letters, has stated that it would regard an issuer as being engaged primarily in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate, within the meaning of Section 3(c)(5)(C) of the Investment Company Act, if (a) at least 55% of the value of the issuer’s assets consists of mortgages and other liens on, and interests in, real estate, or Qualifying Assets, and (b) at least an additional 25% of the value of the issuer’s assets consists of Qualifying Assets or other real estate-type interests (including loans in respect of which 55% of the fair market value of each such loan is secured by real estate at the time the issuer acquires the loan) or Real Estate-Related Assets. Not more than 20% of the issuer’s assets may consist of miscellaneous investments, including all other loans held by an issuer, cash, government securities, and investments in partnerships or other businesses not qualifying as either Qualifying Assets or Real Estate-Related Assets.

The staff of the SEC has stated that it would regard as Qualifying Assets mortgage loans that are fully secured by real property, and the staff of the SEC has granted no-action relief to permit a participation interest in a mortgage loan fully secured by real property to be considered a Qualifying Asset if the holder of the participation interest controls the unilateral right to foreclose on the mortgage loan in the event of a default. Our actual deployment of proceeds will depend upon the timing and amount of loans originated and funded. As of December 31, 2012, more than 86% of our total assets were invested in assets we consider to be Qualifying Assets and approximately 87% of our total assets were invested in assets we believe to be Qualifying Assets or Real Estate-Related Assets. Until appropriate investments can be identified, our management may invest the proceeds of any future offerings in interest-bearing, short-term investments, including money market accounts and/or U.S. treasury securities. Primarily all of the loans we fund are secured by the underlying real estate and we have foreclosed on several loans resulting in our direct ownership of real estate. If we participate in a loan with a third-party, we seek to be the lead lender in the participation, which, among other things, provides us with the unilateral ability to foreclose on the loan in the event of a default. Accordingly, we believe that we qualify for the Real Estate Exemption. However, the staff of the SEC could take a different view and, although we intend to conduct our operations such that we qualify for the Real Estate Exemption, we might inadvertently become an investment company if, with respect to loans in which we participate, we are not the lead lender, or loans or other assets in our portfolio exceed a percentage of our portfolio that is deemed acceptable by the staff of the SEC.

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

IMH Financial Corporation

Attention: Investor Relations

7001 N. Scottsdale Road - Suite 2050

Scottsdale, AZ 85253

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

Due primarily to the recording of a provision for credit losses relating to our commercial mortgage loans and ongoing operating losses, we reported net losses of $32.2 million, $35.2 million, and $117.0 million for the years ended December 31, 2012, 2011 and 2010, respectively. As of December 31, 2012, our accumulated deficit aggregated $592.9 million. Our historical business model relied on the availability of third-party capital to our borrowers to re-finance short-term commercial real estate bridge loans that we provided to the borrowers to facilitate real estate entitlement and development. However, the erosion of the U.S. and global credit markets in 2008 and 2009, including a significant and rapid deterioration of the commercial mortgage lending and related real estate markets, substantially curtailed the availability of traditional sources of permanent take-out financing. As a result, we experienced increased default and foreclosure rates on our commercial real estate mortgage loans. In addition, as a result of these changes, we modified certain commercial real estate mortgage loans, including modifications to the applicable periodic repayment rates and extended maturity dates by two years or longer. We may continue to record net losses in the future as a result of operating deficits, additional provisions for credit losses, impairment losses or otherwise, which may further harm our results of operations.

While we secured $50 million in financing from the NW Capital loan closing, there is no assurance that we will be successful in selling our real estate assets in a timely manner to sufficiently fund operations or obtaining additional financing, and, if available, there are no assurances that the financing will be at commercially acceptable terms. Failure to address this liquidity issue within the timeframe permitted may have a further material adverse effect on our business, results of operations and financial position.

Our operating expenses have increased and may continue to increase as a result of our active efforts to pursue enforcement on defaulted loans, subsequent foreclosure and our resulting ownership of the underlying collateral.

We bear overhead or operating expenses, including costs associated with commercial real estate mortgage loan originations, investor development and operations, and other general overhead costs. As a result of our active efforts to pursue enforcement on defaulted loans, subsequent foreclosure and our resulting ownership of the underlying collateral, the costs related to these activities have also significantly increased and may continue to increase. These costs are material and may harm our results of operations, cash flow and liquidity.

We anticipate that a significant portion of our portfolio will continue to be in the form of non-performing and distressed commercial real estate mortgage loans, or loans that may become non-performing and distressed, which are subject to increased risks relative to performing mortgage loans.

As is the case with our current assets, we anticipate that a significant portion of our future assets will continue to be in the form of commercial real estate mortgage loans that we originate or acquire, including non-performing and distressed commercial mortgage loans, which are subject to increased risks of loss. These loans may already be, or may become, non-performing or distressed for a variety of reasons, including, without limitation, because the underlying property is too highly leveraged, the borrower becomes financially distressed, or the borrower is unable to obtain takeout financing prior at loan maturity, in any case, resulting in the borrower being unable to meet its debt service or repayment obligations to us. These non-performing or distressed commercial real estate mortgage loans may require a substantial amount of workout negotiations or restructuring, which may divert the attention of our management from other activities and entail, among other things, a substantial reduction in the interest rate, capitalization of interest payments, and a substantial write-down of the principal and interest of our loans. However, even if we successfully accomplish these restructurings, our borrowers may not be able or willing to maintain the restructured payments or refinance the restructured commercial real estate mortgage loans upon maturity. In addition, claims may be assessed against us on account of our position as mortgage holder or property owner, including responsibility for tax payments, environmental hazards and other liabilities, which could harm our results of operations, financial condition and our ability to make distributions to our stockholders.

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

As a result of the foreclosure of the majority of our loan portfolio, as of December 31, 2012, there were nine remaining outstanding loans. Of those remaining loans, there was one borrowing group whose aggregate outstanding principal totaled $93.6 million, which represented approximately 75% of our total mortgage loan principal outstanding. As of December 31, 2011, there were three borrowers or borrowing groups whose aggregate outstanding principal totaled $198.2 million, which represented approximately 81% of our total mortgage loan principal outstanding. All of these loans were in non-accrual status as of December 31, 2012 and 2011 due to the shortfall in the combined current fair value of the underlying collateral for such loans, and we recognized no mortgage interest income for these loans during the years ended December 31, 2012 or 2011. When the loan or loans outstanding to a single borrower or borrower group exceed the thresholds described in the initial paragraph of this section, we face heightened exposure to the possibility that the single borrower or borrower group (as opposed to a diversified group of borrowers) will not be able to perform its obligation under the loan, which could cause us to take a number of actions, including the institution of foreclosure proceedings, that could harm our results of operations and financial condition.

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

We are marketing a significant portion of our existing assets, individually or in bulk, to generate liquidity and capital to redeploy in our target assets and implement our investment strategy. In addition, we are pursuing enforcement (in most cases foreclosure) on almost all our loans that are currently in default, and expect to take ownership of the underlying collateral and position the asset for future monetization. As a result of the recent decline in the economy and substantial disruptions in the real estate, capital, credit and other markets, we may be unable to sell our existing assets or be required to do so at a price below our adjusted carrying value, which could harm our business and our ability to implement our investment strategy.

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

We have acquired real property in connection with foreclosures of our commercial mortgage loans in which we have invested, and we may acquire additional real property in this manner in the future. As of December 31, 2012, we owned 42 properties with an aggregate net carrying value of $119.0 million and had commenced enforcement action on six additional loans. As an owner of real property, we will incur some of the same obligations and be exposed to some of the same risks as the borrower was prior to our foreclosure on the applicable loan. See the risk factor above starting with “Our borrowers are exposed to risks associated with owning real estate.”

The supply of commercial mortgage loans available at significant discounts will likely decrease as the economy improves, which could prevent us from implementing our business strategies.

Our business strategy includes, among other things, the acquisition and origination of mortgage loans, mezzanine loans, other debt instruments and equity and preferred equity interests or investments, including high yield, short-term, senior secured commercial real estate mortgage loans. However, as conditions in the commercial mortgage market, the financial markets and the economy continue to stabilize or improve, the availability of borrowers and projects that meet our underwriting criteria, or commercial mortgage loans that meet our current business objectives and strategies will likely be altered, which could prevent us from implementing this aspect of our business strategy. As a result, any of our current strategies or future strategies we pursue in light of these changes may not be successful. Additionally, the manner in which we compete and the types of assets we seek to acquire will be affected by sudden changes in our industry, the regulatory environment, the role of government-sponsored entities, the role of credit rating agencies or their rating criteria or process, or the U.S. and global economies generally. If we do not effectively respond to these changes, or if our strategies to respond to these changes are not successful, our financial condition and results of operations may be harmed. In addition, we may not be successful in executing our business strategies and even if we successfully implement our business strategies, we may not ever generate revenues or profits.

Litigation or claims, including in connection with the Conversion Transactions, may harm our business.

We are subject to a number of claims relating to the Conversion Transactions and our historical operations. As discussed more fully under Item 3. Legal Proceedings, three proposed class action lawsuits have been filed in the Delaware Court of Chancery against us and affiliated named individuals and entities, containing similar allegations. An action was also filed on June 14, 2010 by certain Fund members, alleging that fiduciary duties and the duty of disclosure owed to Fund members and to the Fund were breached. We and the named individuals and entities affiliated with us dispute these claims and will defend vigorously against this action. These class action lawsuits were consolidated on October 25, 2010 and a consolidated class action complaint was filed on December 17, 2010. Defendants filed a motion to dismiss on January 31, 2011.  At a hearing on June 13, 2011 on the motion to dismiss, the Court granted defendants’ motion to dismiss without prejudice and the plaintiffs subsequently filed a new complaint on July 15, 2011. In addition, purported members filed a lawsuit against us and affiliated named individuals on December 29, 2010 alleging breach of fiduciary duties in connection with the Conversion Transactions and alleging that we wrongfully rejected a certain member’s requests for records, defamed one of the plaintiff members and wrongfully brought a civil action related to the Conversion Transactions. This action has been stayed pending resolution of the consolidated action. We dispute these claims and intend to defend vigorously against these actions. We have been required to devote substantial time and resources to defend against such actions, resolution of any of which in the plaintiff’s favor could significantly harm our business and results of operations.

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

The potential illiquidity of our assets may make it difficult for us to sell such assets at advantageous times or at favorable prices, including, if necessary, to maintain our exemption from the Investment Company Act. See “Maintenance of our exemption from registration from the Investment Company Act will impose significant limitations on our operations, which may have a material adverse effect on our ability to execute our business strategy” below in these Risk Factors. Moreover, turbulent market conditions, such as those experienced in recent years, could harm the liquidity of our assets. As a result, our ability to sell our assets and purchase new assets may be relatively limited, which may cause us to incur losses. If we are required to sell all or a portion of our assets quickly, we may realize significantly less than the value at which we have previously recorded our assets. This will limit our ability to mitigate our risk in changing real estate markets and may result in reduced returns to our stockholders.

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

In addition, borrowers under a bridge loan usually use the proceeds of a conventional mortgage loan to repay a short-term loan. The risk of a borrower’s inability to obtain permanent financing increases under turbulent and stressed market conditions. Therefore, bridge loans are subject to the risk of a borrower’s inability to obtain permanent financing to repay the short-term loan. Short-term loans are also subject to the risk associated with all commercial mortgage loans — borrower defaults, bankruptcies, fraud, losses and “special hazard” losses that are not covered by standard hazard insurance. In the event of any default under short-term loans held by us as lenders, we bear the risk of loss of principal and non-payment of interest and fees to the extent of any deficiency between the value of the mortgage collateral and the principal amount and unpaid interest accrued under the short-term loan. To the extent we suffer such losses with respect to our short-term loans, the value of our company and the price of our shares of common stock and other securities may be harmed.

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

The U.S., state and foreign governments have taken or are considering extraordinary actions in an attempt to address events and circumstances that occurred during the recent worldwide financial crisis and the severe decline in the global economy, and to seek to address the perceived underlying causes of the financial crisis to prevent or mitigate the recurrence. These actions or other actions under consideration could result in unintended consequences or new regulatory requirements which may be difficult or costly to comply with. On July 21, 2010, the Dodd-Frank Act was signed into law in the U.S. Among other things, the Dodd-Frank Act creates of a Financial Services Oversight Council to identify emerging systemic risks and improve interagency communication, creates a Consumer Financial Protection Agency authorized to promulgate and enforce consumer protection regulations relating to financial products, which would affect both banks and non-bank finance companies, imposes a comprehensive new regulatory regime on financial markets, including derivatives and securitization markets, and creates an Office of National Insurance within Treasury. While the bill has been signed into law, a number of provisions of the law remain to be implemented through the rulemaking process at various regulatory agencies. We are unable to predict what the final form of these rules will be when implemented by the respective agencies, but we believe that certain aspects of the new legislation, including, without limitation, the additional cost of higher deposit insurance and the costs of compliance with disclosure and reporting requirements and examinations by the new Consumer Financial Protection Agency, could have a significant impact on our business, financial condition and results of operations. Additionally, we cannot predict whether there will be additional proposed laws or reforms that would affect the U.S. financial system or financial institutions, whether or when such changes may be adopted, how such changes may be interpreted and enforced or how such changes may affect us. For example, bankruptcy legislation could be enacted that would hinder the ability to foreclose promptly on defaulted mortgage loans or permit limited assignee liability for certain violations in the mortgage origination process, any or all of which could adversely affect our business or result in us being held responsible for violations in the mortgage loan origination process even when we were not the originator of the loan.

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

We currently conduct our business in a manner that we believe will allow us to avoid being regulated as an investment company under the Investment Company Act and intend to continue to do so. If we become subject to the Investment Company Act, we would be required to comply with numerous additional regulatory requirements and restrictions, any or all of which could harm the sustainability of our operations and our ability to pay dividends, and force us to discontinue the business. We believe that we have qualified for an exemption from regulation under the Investment Company Act. Pursuant to Section 3(c)(5)(C) of the Investment Company Act, entities that are primarily engaged in the business of purchasing or otherwise acquiring “mortgages and other liens on and interests in real estate” are exempted from regulation thereunder. The staff of the SEC has provided limited guidance on the availability of this exemption, expressing the position that the SEC would regard an issuer as being engaged primarily in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate if (i) at least 55% of the value of the issuer’s assets consists of mortgages and other liens on, and interests in, real estate (“Qualifying Assets”), and (ii) at least an additional 25% of the value of the issuer’s assets consists of Qualifying Assets or other real estate type interests (including loans in respect of which 55% of the fair market value of each such loan is secured by real estate at the time the issuer acquires the loan) or Real Estate-Related Assets. Not more than 20% of the issuer’s assets may consist of miscellaneous investments, including all other loans held by an issuer, cash, government securities, and investments in partnerships or other businesses not qualifying as either Qualifying Assets or Real Estate-Related Assets. Mortgage-related securities that do not represent all of the certificates issued with respect to the underlying pool of mortgages may also not qualify under this 55% test. Therefore, our ownership of these types of loans and equity interests may be limited by the provisions of the Investment Company Act. To the extent we do not comply with the SEC staff’s 55% test, another exemption or exclusion from registration as an investment company under the Investment Company Act or other interpretations of the Investment Company Act, we may be deemed an investment company. If we fail to maintain an exemption or other exclusion from registration as an investment company we could, among other things, be required either to substantially change the manner in which we conduct our operations to avoid being required to register as an investment company, effect sales of our assets in a manner that, or at a time when, we would not otherwise choose to do so, or register as an investment company, any of which could have an adverse effect on us and the market price of our common stock. If we were required to register as an investment company under the Investment Company Act, we would become subject to substantial regulation with respect to our capital structure (including our ability to use leverage), management, operations, transactions with affiliated persons (as defined in the Investment Company Act), portfolio composition, including restrictions with respect to diversification and industry concentration and other matters. As of December 31, 2012, more than 86% of our total assets were invested in assets we consider to be Qualifying Assets and approximately 87% of our total assets were invested in assets we believe to be Qualifying Assets or Real Estate-Related Assets.

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

Under the terms of the NW Capital loan agreement, NW Capital has substantial approval rights over our operations. NW Capital or its affiliates, upon conversion of the loan to Series A preferred stock, which in turn is convertible into common stock, would beneficially own approximately 26.2% of our common stock. This ownership may increase further as a result of deferred interest on the notes or paid-in-kind dividends on the Series A preferred stock, if NW Capital elects to purchase any notes not subscribed to in a potential rights offering to existing stockholders required in the tentative settlement in principle with plaintiff shareholders, memorialized in a Memorandum of Understanding (“MOU”) previously filed with our 8-K dated February 6, 2012, or if NW Capital consummates a proposed $10 million tender offer for shares of our Class B and Class C common stock. In addition, if NW Capital converts the loan into Series A preferred stock, it will hold a majority of outstanding preferred stock and effectively have the ability to control the appointment of two directors to our board of directors. The preferred directors have approval rights over nominations of directors elected by holders of common stock and, along with the lead investor (as defined in the Certificate of Designation) will also have the power to exercise control over most of the rights, powers and preferences of holders of Series A preferred stock without a vote of the holders of Series A preferred stock. Without the consent of these two directors, we may not undertake certain actions, including the creation of shares of our common stock on parity or senior to the NW Capital loan, changing the total number of our board of directors and consenting to the transfer of shares of Series A preferred stock. Further, certain actions, including breaching any of our material obligations to the holders of Series A preferred stock under the Certificate of Designation, if a material adverse event occurs under the Certificate of Designation or if any certification, representation or warranty made by us under the NW Capital loan or in the Certificate of Designation shall have been false or misleading in any material respect as of the issuance date of the Series A preferred stock, could result in a default under the terms of the Series A preferred stock, which could allow the lead investor to require us to redeem the Series A preferred stock. NW Capital’s interests may not always coincide with our interests as a company or the interests of our other stockholders. Furthermore, an affiliate of NW Capital is expected to be nominated to our board of directors upon the issuance of the Series A preferred stock and we have entered into a long-term advisory services contract with an affiliate of NW Capital for the provision of various services.

As a result, of its substantial beneficial equity interest in us, NW Capital has considerable influence over our corporate affairs and actions, and this makes it difficult or impossible to enter into certain transactions without the support of NW Capital. Accordingly, NW Capital could prevent us from entering into transactions or agreements that you would approve of or make decisions with which you may disagree.

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

Subject to market conditions and availability, we have used and may continue to use borrowings to generate additional liquidity for the payment of operating expenses, costs relative to the ownership of REO assets, obligations under our loans to borrowers or to finance our assets or make other investments. As of December 31, 2012, we had secured $50 million in financing from NW Capital for the purpose of funding remaining loan obligations, anticipated development costs for REO assets, and working capital needs. We expect that additional borrowings may be necessary or advisable from time to time. However, our ability to borrow from sources other than NW Capital is limited by the covenants in the NW Capital loan agreement which restricts the amount of indebtedness we can incur and our ability to secure any such additional indebtedness. Any borrowings will require us to carefully manage our cost of funds and we may not be successful in this effort. We may borrow funds from a number of sources, including repurchase agreements, resecuritizations, securitizations, warehouse facilities and bank credit facilities (including term loans and revolving facilities), and the terms of any indebtedness we incur may vary. Given current market conditions, we may also seek to take advantage of available borrowings, if any, under government sponsored debt programs to acquire all types of commercial real estate mortgage loans and other real estate-related assets, to the extent such assets are eligible for funding under such programs. Although we are not currently required to maintain any particular assets-to-equity leverage ratio, the amount of leverage we may deploy will depend on our available capital, our ability to access financing arrangements, our estimated stability of cash flows generated from the assets in our portfolio and our assessment of the risk-adjusted returns associated with those assets, our ability to enter into repurchase agreements, resecuritizations, securitizations, warehouse facilities and bank credit facilities (including term loans and revolving facilities), our ability to participate in and obtain funding under programs established by the U.S. government, available credit limits and financing rates, the type or amount of collateral required to be pledged and our assessment of the appropriate amount of leverage for the particular assets we are funding.

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

Our available liquidity is subject to a cash management agreement.

In connection with the $50 million loan with NW Capital secured in June 2011, we entered into a cash management agreement with the lender under which the amount of discretionary funds available to us is limited to the following 90 days of budgeted operating cash, which is funded on a monthly basis, subject to NWR approval and release. The balance of all remaining cash (including the balance of loan proceeds and any and all proceeds received from revenues, loan payments, asset sales or other cash generating events) is collected and maintained in a trust account as collateral under the loan for the benefit of NW Capital (the Collateral Account). There is no assurance that adequate cash and cash equivalents will be available to meet our future operating or capital requirements.

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

We are in the business of acquiring, originating, marketing and selling commercial mortgage loans and, as such, we are at risk of default by borrowers. Any failure of a borrower to repay the mortgage loans or to pay interest on such loans will reduce our (i) revenue and distributions, if any, to stockholders, and (ii) potentially, the trading price of our common stock. At December 31, 2012, seven of our nine loans with outstanding principal balances totaling $119.0 million were in default, all of which were past their respective scheduled maturity dates. We are exercising enforcement action which could lead to foreclosure upon six of the seven loans in default.  While we have not completed foreclosure on any such loans subsequent to December 31, 2012, as described in note 16, we have entered into an agreement to potentially acquire assets from a borrower group in satisfaction of the related loans with a net carrying value of approximately $60.2 million at December 31, 2012, representing 82.1% of the total carrying value of our loan portfolio.  We are continuing to work with the borrower with respect to the remaining one loan in default in order to seek to maintain the entitlements on the related project and, thus, the value of our existing collateral. In addition, during the year ended December 31, 2012, we foreclosed on nine loans (resulting in eight property additions) and took title to the underlying collateral with net carrying values totaling $29.9 million as of December 31, 2012. The actual net realizable value of such properties may not exceed the carrying value of these properties at December 31, 2012. Due to the decline of the economy and real estate and credit markets and our intent to proactively pursue foreclosure of loans in default so we can dispose of REO assets, we anticipate defaults and foreclosures to continue, which will likely result in continuing high levels of non-accrual loans and REO assets, which are generally non-interest earning assets. As such, we anticipate our mortgage loan interest income to remain at significantly reduced levels until we invest the proceeds from the disposition of REO assets or other debt or equity financing in new investments and begin generating income from those investments.

Our borrowers are exposed to risks associated with owning real estate.

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

Any or all of these risks, if not properly managed by the borrower, could impose substantial costs or other burdens on our borrower or such real estate, or result in a reduction in the value of such real estate, thereby increasing the likelihood of default by the borrower on our portfolio loan. In addition, to the extent we foreclose on any such real estate securing our portfolio loans, we become directly subject to these same risks.

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

We depend upon the value of our real estate collateral to protect the commercial mortgage loans that we make or acquire. We depend upon the skill of independent appraisers and other techniques to value the collateral of the commercial mortgage loans we hold. However, notwithstanding the experience of the appraisers we select or approve, they may make mistakes or may err in their judgment. Also, the realizable value of the real estate securing our loans may decrease due to subsequent events, such as the precipitous decline in value experienced as a result of the recent real estate market downturn. As a result, the value of the collateral may be less than anticipated at the time the applicable commercial mortgage loan was originated or acquired. If the value of the collateral supporting our commercial mortgage loans declines and a foreclosure sale occurs, we may not recover the full amount of our commercial mortgage loan, thus reducing the amount of our cash available, if any, and may harm our business.

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

A decline in the fair value of our assets may require us to recognize a provision for credit losses or impairment charge against such assets under accounting principles generally accepted in the United States, or GAAP, if we were to determine that, with respect to any assets in unrealized loss positions, we do not have the ability and intent to hold such assets to maturity or for a period of time sufficient to allow for recovery to the amortized cost of such assets. If such a determination were to be made, we would recognize unrealized losses through earnings and write down the amortized cost of such assets to a new cost basis, based on the fair value of such assets on the date they are considered to be impaired. For example, during the years ended December 31, 2011 and 2010, we recorded provisions for credit losses totaling $1.0 million and $47.5 million, respectively, as well as impairment charges on REO assets of $1.5 million and $46.9 million for the same periods, respectively. For further information, see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations for the Years Ended December 31, 2012, 2011 and 2010 — Costs and Expenses — Provision for Credit Losses.” We could be required to record additional valuation adjustments in the future. Even in the absence of decreases in the value of real estate, we may be required to recognize provisions for credit losses as a result of the accrual of unpaid taxes on collateral underlying a loan. We also may be required to recognize impairment charges if we reclassify particular REO assets from being held for development to being held for sale. Such a provision for credit losses or impairment charges reflect non-cash losses at the time of recognition; subsequent disposition or sale of such assets could further affect our future losses or gains, as they are based on the difference between the sale price received and carrying value of such assets at the time of sale. If we experience a decline in the fair value of our assets, our results of operations, financial condition, our ability to make distributions to stockholders and the value of our securities could be harmed.

Many of our assets are and will be recorded at fair value and, as a result, there will be uncertainty as to the value of these assets.

The fair value of many of our assets is not be readily determinable, requiring us to make certain estimates and adjustments. We will value certain of these investments quarterly at fair value, as determined in accordance with applicable accounting guidance, which may include unobservable inputs. Because such valuations are subjective, the fair value of certain of our assets may fluctuate over short periods of time and our determinations of fair value may differ materially from the values that would have been used if a ready market for these assets existed. The value of our common stock could be harmed if our determinations regarding the fair value of these assets were materially higher than the values that we ultimately realize upon their disposal. Moreover, even if the fair values of our REO assets increase, we are generally unable to write the value of those assets above their REO carrying values. As such, the value of such an increase would only be recognized upon disposition of the asset, if any.

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

Past or future actions to manage us through the recent recession may not be successful, in part or at all, and a failure of any one or more of these actions could harm us.

We have taken various actions to seek to manage us through the recent recession, including, among other things, marketing certain of our whole loans and participation interests for sale, and disposing of REO properties that were acquired by us through foreclosure. We also continue to evaluate other options. Many of the challenges being faced by us are beyond our control, including a lack of adequate lender credit availability in the marketplace, the general illiquidity in financial markets in the United States, and the decline in real estate prices and the prices of real estate-related assets. These or other actions we may take may not be successful, in part or at all, and a failure of any one or more of these actions could harm us.

Our loans and real estate assets are concentrated geographically and a further downturn in the economies or markets in which we operate could harm our asset values.

We have commercial and residential mortgage loans and real property in Arizona, California, New Mexico, Idaho, and Utah, and previously in Texas and Nevada. Declines in general economic conditions and real estate markets in these states have been worse than in certain other areas of the United States and the world. Because we are generally not diversified geographically and are not required to observe any specific geographic diversification criteria, a downturn in the economies of the states in which we own real estate or have commercial mortgage loans, could harm our loan and real estate portfolio.

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

Due to the significant decline in the real estate markets in recent years, we have built-in unrealized tax losses in our portfolio of loans and REO assets of approximately $137 million. In addition we had net operating loss carryforwards of approximately $280 million as of December 31, 2012. Subject to certain limitations, such “built-in losses” may be available to offset future taxable income and gain from our existing assets as well as potentially income and gain from new assets we acquire. Our ability to use our built-in losses is dependent upon our ability to generate taxable income in future periods. In addition, the use of our built-in losses is subject to various limitations. For example, there will be limitations on our ability to use our built-in losses or other net operating losses if we undergo a “change in ownership” for U.S. federal income tax purposes. In addition, it is possible that our built-in losses may not be fully available or usable in the manner anticipated. To the extent these limitations occurred or governmental challenges were asserted and sustained with respect to such built-in losses, we may not be permitted to use our built-in losses to offset our taxable income, in which case our tax liabilities could be greater than anticipated.

The recent decline in economic conditions and disruptions to markets could cause us to suffer continuing operating losses, adversely affect our liquidity, and create other business problems for us.

The global and U.S. economies experienced a rapid decline in 2008 and 2009 from which they have not fully recovered. The real estate and other markets suffered unprecedented disruptions, causing many major institutions to fail or require government intervention to avoid failure, which has placed severe pressure on liquidity and asset values. These conditions were brought about largely by the erosion of U.S. and global credit markets, including a significant and rapid deterioration of the mortgage lending and related real estate markets.

As a consequence of the difficult economic environment, we have recorded significant losses, resulting primarily from significant provisions for credit losses and impairment charges resulting in substantial decreases in the net carrying value of our assets. Economic conditions or the real estate and other markets generally may not fully recover in the near term, in which case we could continue to experience additional losses and write-downs of assets, and could face capital and liquidity constraints and other business challenges.

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

We may face conflicts of interest with other funds managed by us. For example, one of our wholly-owned subsidiaries, SWI Management, LLC, or SWIM, is the manager of the SWI Fund and has obligations to the SWI Fund and its members pursuant to the operating agreement between SWIM and the SWI Fund. The SWI Fund, which had approximately $8.7 million under management as of December 31, 2012, is a real estate investment fund with target asset classes that are substantially similar to ours. The management fees we receive from SWIM for managing the SWI Fund may be less than the income we would receive from investment opportunities allocated to SWI Fund that we may have otherwise been able to invest in.

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

We declared dividends of $0.0237 per share to holders of record of our common stock for each of the quarters ended March 31, 2012, June 30, 2012, September 30, 2012 and December 31, 2012. We declared dividends of $0.03 per share to holders of record of our common stock for each of the quarters ended June 30, 2011, September 30, 2011 and December 31, 2011, and no dividends were declared or paid during 2010. We have not established a minimum distribution level and we may not be able to make any distributions at all. In addition, some of our distributions may include a return of capital. All distributions will be made at the discretion of our board of directors and will depend on our earnings, our financial condition and other factors as our board of directors may deem relevant from time to time, subject to the availability of legally available funds.

Under the terms of our loan agreement with NW Capital, during the seven quarters following the closing of the NW Capital loan on June 7, 2011, we can pay quarterly dividends to our common stockholders in an amount not to exceed 1% per annum of the net book value of the common stock as of the date of the NW Capital loan agreement. If the NW Capital loan has been converted into Series A preferred stock, the Certificate of Designation of the Series A preferred stock will limit our ability to pay dividends on the common stock. Generally, no dividend may be paid on the common stock during any fiscal year unless all accrued dividends on the Series A preferred stock have been paid in full. See Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities – Dividends” below for further discussion regarding limitations on our ability to declare and pay dividends to shareholders.

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

Item 1B.                 UNRESOLVED STAFF COMMENTS.

The SEC provided us a comment letter on March 27, 2012 with respect to certain required disclosures in our periodic filings. Specifically, they have requested us to include certain required financial disclosures, including audited financial statements relative to our largest non-performing loan that is secured by certain operating properties. We have omitted such disclosure in the accompanying consolidated financial statements for the years ended December 31, 2012 and 2011 because 1) audited financial statements of the borrower are not required under our loan documents and are not available, 2) the unaudited financial information that is available is incomplete, and 3) in some instances, the Company has identified exceptions that causes management to believe such available information may not be reliable. In addition, the SEC has requested that we modify certain of our disclosures pertaining to borrower concentrations, although we have not revised such disclosures because we believe such amended disclosures may be prejudicial from a business and competitive perspective while providing little, if any, beneficial disclosure to the Company’s existing and prospective stockholders. We responded to the SEC on these matters by letter dated April 10, 2012, for which we did not receive a waiver; however we have not received any further correspondence. While we believe the accompanying consolidated financial statements are fairly presented, we may be required to amend this 10-K filing pending our resolution of such matters with SEC staff.

ITEM 2.                    PROPERTIES.

The majority of properties owned by us were acquired through foreclosure of various loans in our loan portfolio.  In addition, we lease our primary executive and administrative offices, which are located in Scottsdale, Arizona. Our office headquarters is comprised of approximately 11,000 square feet of office space under a lease that expires in 2017. We believe that our office facilities are currently adequate for us to conduct present business activities.

A description of our REO and operating properties with a total net carrying value of $119.0 million as of December 31, 2012 follows (dollar amounts in thousands):

Description	Location	Date Acquired	Units/Acres/Sq. Feet
Vacant land planned for residential development	Rancho Mirage, CA	3/26/08	20 acres
Vacant land planned for residential development	Dewey, AZ	3/28/08	160 acres
Residential lot subdivision located on the Bolivar Peninsula	Crystal Beach, TX	4/1/08	413 lots
Vacant land planned for development of 660 residential lots in housing subdivision	Williamson County, TX	7/1/08	232 acres
Vacant land having a preliminary plat	Casa Grande, AZ	7/8/08	57.2 acres
Vacant land	Pinal County, AZ	7/8/08	160.3 acres
Vacant land	Pinal County, AZ	7/8/08	160.7 acres
Finished lots within the Flagstaff Ranch Golf Community	Flagstaff, AZ	7/9/08	59 lots
Improved, partially improved, and unimproved lots, as well as commercial property	Bullhead City, AZ	3/14/08	79 lots and 3.9 acres commercial
Residential land planned for 205 residential lots	Flagstaff, AZ	2/3/09	47.4 acres
Vacant land planned for commercial development	Phoenix, AZ	3/5/09	3.47 acres
Vacant land planned for mixed-use development	Apple Valley, MN	5/15/09	15 acres
Vacant land planned for commercial development	Inver Grove Heights, MN	7/29/09	39.5 acres
9-story medical office building, 33% leased	Stafford, TX	7/7/09	193,000 square feet
A 14.76% interest in an LLC which owns 188 acres of vacant land zoned for residential and commercial development	Phoenix, AZ	10/27/09	27.8 acres (14.76% of 188 acres)
A 14.76% interest in an LLC which owns 80 acres of vacant land zoned for general rural usage	Pinal County, AZ	10/27/09	11.8 acres (14.76% of 80 acres)
9 finished residential lots within a 38-lot subdivision ranging in size from 2.18 acres to 6.39 acres	Sedona, AZ	12/31/09	9 lots
Vacant land planned for residential development	Denton County, TX	1/5/10	330 acres
Undeveloped land planned for mixed use development	Denton County, TX	1/5/10	47.3 acres
Vacant land planned for residential development	Brazoria County, TX	1/5/10	188 acres
Single lot within Laughlin Ranch community	Bullhead City, AZ	6/19/10	.5 acres
252 lots within the Simonton Ranch Master Planned Community	Camp Verde, AZ	7/15/10	64.84 acres
Vacant land planned for retail center	Casa Grande, AZ	7/14/10	8.8 acres
33 townhome lots planned for 2-bedroom units along a small lake	Yavapi County, AZ	7/22/10	1.56 acres
Vacant land planned for intermediate commercial development	Fountain Hills, AZ	7/23/10	4.01 acres
Vacant land and retails buildings	Tempe, AZ	9/15/10	3.74 acres
Vacant land zoned for residential development	Canyon County, ID	10/21/10	398.64 acres
Vacant land planned for residential development	Buckeye, AZ	10/21/10	171.09 acres
Finished single-family residential lots	Pinal County, AZ	11/16/10	93 lots
Vacant land - 1.56 acre commerical, 6.24 acre mixed residential/commerical	Daly City, CA	12/10/10	7.80 acres
Vacant land - undeveloped land, with initial approvals for development as a master planned community	Tucson, AZ	1/6/11	579.18 acres
Three-story office building	Albuquerque, NM	2/24/11	0.98 acres
Vacant land zoned for low density residential	Tulare County, CA	9/16/11	38.04 acres
331 lots with lot sizes ranging from 2,000 - 10,000 square feet	Sacramento County, CA	9/21/11	51.7 acres
Vacant land parcel planned for residential development	Coconino County, AZ	10/28/11	2.91 acres
97 finished residential lots and vacant land	Canyon County, ID	11/8/11	126.5 acres
Vacant undeveloped land	Yavapai County, AZ	1/18/12	5.1 acres
177 finished residential lots	Bullhead City, AZ	2/28/12	53.85 acres
18-hole championship golf course and clubhouse	Bullhead City, AZ	2/28/12	243.18 acres
Vacant undeveloped land	Scottsdale, AZ	4/26/12	10.78 acres
Vacant undeveloped land	Albuquerque, NM	5/16/12	4.89 acres
Vacant undeveloped land	Peoria, AZ	6/7/12	9.19 acres
Total Net Carrying Value at December 31, 2012 (in thousands)				$118,971

Properties by Development Classification

The following summarizes our REO properties by development classification as of December 31, 2012 (dollars in thousands):

Properties Owned by Classification	#	Value
Pre-entitled land for investment	3	$10,340
Pre-entitled land processing entitlements	13	38,033
Entitled property land held for investment	11	21,336
Entitled land IMH funded infrastructure only construction	5	15,021
Entitled improved land positioned for future construction	8	12,559
Existing structure held for investment	1	2,069
Existing structure with operations	1	19,613
Total as of December 31, 2012	42	$118,971

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

The parties in the above-referenced actions were ordered to consolidate the actions for all purposes into a putative class action lawsuit captioned In Re IMH Secured Loan Fund Unitholders Litigation pending in the Court of Chancery in the State of Delaware (“Litigation”). The Court also ordered that a consolidated complaint be filed, to be followed by consolidated discovery, and designated the plaintiffs’ counsel from the May 25, 2010 and June 17, 2010 lawsuits as co-lead plaintiffs’ counsel. The consolidated class action complaint was filed on December 17, 2010. After defendants filed a motion to dismiss that complaint, the Chancery Court ordered plaintiffs to file an amended complaint. On July 15, 2011, plaintiffs filed a new amended complaint entitled “Amended and Supplemental Consolidated Class Action Complaint” (“ACC”). On August 29, 2011, defendants filed a Motion to Dismiss in Part the ACC. Plaintiffs filed their brief in opposition on September 28, 2011 and defendants filed their reply brief on November 2, 2011. Oral argument on our motion to dismiss was scheduled to take place on February 13, 2012. We and our affiliated co-defendants dispute the claims in this lawsuit and have vigorously defended ourselves in that litigation.

On January 31, 2012, we reached a tentative settlement in principle to resolve all claims asserted by the plaintiffs in the Litigation, other than the claims of one plaintiff. The tentative settlement in principle, memorialized in a Memorandum of Understanding (“MOU”) previously filed with our 8-K dated February 6, 2012, is subject to certain class certification conditions, confirmatory discovery and final court approval (including a fairness hearing). The MOU contemplates a full release and settlement of all claims against us and the other defendants in connection with the claims made in the Litigation. The following are some of the key elements of the tentative settlement:

•	we will offer $20.0 million of 4% five-year subordinated notes to members of the Class in exchange for 2,493,765 shares of IMH common stock at an exchange rate of one share per $8.02 in subordinated notes (“Exchange Offering”);
•	we will offer to Class members that are accredited investors $10.0 million of convertible notes with the same offering price and financial terms as the convertible notes previously issued to NW Capital (“Rights Offering”);
•	we will deposit $1.57 million in cash into a settlement escrow account (less $225,000 to be held in a reserve escrow account that is available for use by us to fund our defense costs for other unresolved litigation) which will be distributed (after payment of notice and administration costs and any amounts awarded by the Court for attorneys' fees and expense) to Class members in proportion to the number of our shares held by them as of June 23, 2010;

•	we will enact certain agreed upon corporate governance enhancements, including the appointment of two independent directors to our board of directors upon satisfaction of certain conditions and the establishment of a five-person investor advisory committee (which may not be dissolved until such time as we have established a seven-member board of directors with at least a majority of independent directors); and
•	provides additional restrictions on the future sale or redemption of our common stock held by certain of our executive officers.

We have vigorously denied, and continue to vigorously deny, that we have committed any violation of law, breached any fiduciary duties or engaged in any of the wrongful acts that were alleged in the Litigation, but we believe it is in our best interests and the interests of our stockholders to eliminate the burden, uncertainty and expense of further litigation and to put the claims that were or could have been asserted to rest.  As of December 31, 2012 and 2011, we have accrued the payment required of $1.57 million, as well as the offsetting related anticipated insurance proceeds. In addition, due to the significance of the anticipated settlement and related costs, we have separately identified such costs in the accompanying consolidated statement of operations. Such amounts consist primarily of legal, accounting and other professional fees incurred in connection with the settlement proposal, including costs surrounding the proposed Rights Offering and Exchange Offering. During the years ended December 31, 2012 and 2011, we recorded settlement related costs of $2.6 million and $1.4 million, respectively. However, we have not included any other adjustments relating to the potential repurchase of stock in exchange for the issuance of convertible notes because the consummation of these repurchases and offerings are subject to a number of conditions, including the receipt of certain “no-action” relief from the SEC and approval of the court, and because of the uncertainty of timing and of the GAAP based “fair value” determination of such securities as of the date of settlement. At the time that these amounts are reasonably estimable, we will record the appropriate amounts resulting from the resolution of this matter.

While we are working expeditiously to resolve the Litigation, there can be no assurance that the court will approve the tentative settlement in principle. Further, the judicial process to ultimately approve the settlement, including appeal time, may take up to another twelve months. If not approved, the tentative settlement as outlined in the MOU may be terminated and we will continue to vigorously defend this action.

As previously reported, on December 29, 2010, an action was filed in the Superior Court of Arizona, Maricopa County, by purported Fund members David Kurtz, David L. Kurtz, P.C., Lee Holland, William Kurtz, and Suzanne Sullivan (collectively, the “Kurtz Plaintiffs”) against us and certain affiliated individuals and entities. The Kurtz Plaintiffs made numerous allegations against the defendants in that action, including allegations that fiduciary duties owed to Fund members and to the Fund were breached because the Conversion Transactions were unfair to Fund members, constituted self-dealing, and because information provided about the Conversion Transactions and related disclosures was false and misleading. In addition, the Kurtz Plaintiffs alleged that the Fund wrongfully rejected the defendants’ books and records requests, defamed David Kurtz, and wrongfully brought a civil action related to the Conversion Transactions. The Kurtz Plaintiffs seek the return of their original investments in the Fund, damages for defamation and invasion of privacy, punitive damages, and their attorneys’ fees and costs.  Defendants filed a motion to stay this lawsuit in favor of the consolidated action pending in Delaware.  As previously reported, the Court granted defendants’ motion and stayed this action pending the outcome of the above-referenced Litigation.

Kurtz Plaintiffs’ motion for reconsideration of the Court’s denial of their motion to stay was denied by the Court on September 19, 2011, reaffirming the stay of this case pending the outcome of the Litigation. At a status conference with the Court on November 16, 2012 the Court indicated that the stay would remain in place until February 28, 2013, at which point the stay would be lifted and discovery and other pretrial proceedings in the Arizona case could proceed.  The Court also set a briefing schedule for the parties to brief how, if at all, any settlement in the Delaware litigation impacts the Arizona litigation. We dispute the Kurtz Plaintiffs’ allegations and we intend to defend ourselves vigorously against these claims if this action is recommenced. The pending settlement in the Litigation described above should dispose of some of the Kurtz claims, but various other claims will remain.  The dismissed claims will streamline the litigation but will not necessarily reduce the amount of damages being claimed by the Kurtz Plaintiffs.

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

Shareholders

As of March 29, 2013, there were approximately 4,688 holders of record for each of our outstanding Classes of B-1, B-2 and B-3 common stock totaling 15,357,853 shares, three holders of record of our outstanding 627,579 shares of Class B-4 common stock, 421 holders of record of our outstanding 838,448 shares of Class C common stock, and one holder of record of our outstanding 50,000 shares of unrestricted common stock.

Dividends

The declaration and amount of dividends is subject to the availability of legally distributable funds, the discretion of our board of directors and restrictions to pay dividends under the terms of the NW Capital loan agreement and the Certificate of Designation for the Series A Preferred Stock, once any such Series A preferred stock is outstanding. During the year ended December 31, 2012, we declared dividends of $0.0237 per share during each of the quarters ended March 31, 2012 June 30, 2012, September 30, 2012 and December 31, 2012. During the year ended December 31, 2011, we declared dividends of $0.03 per share during each of the quarters ended June 30, 2011, September 30, 2011 and December 31, 2011.

Under the terms of our loan agreement with NW Capital, as amended, during the seven quarters following the closing of the NW Capital loan on June 7, 2011, we can pay quarterly dividends to our common stockholders in an amount not to exceed 1% per annum of the net book value of the common stock as of the date of the NW Capital loan agreement. If the NW Capital loan has been converted into Series A preferred stock, the Certificate of Designation of the Series A preferred stock will limit our ability to pay dividends on the common stock. Generally, no dividend may be paid on the common stock during any fiscal year unless all accrued dividends on the Series A preferred stock have been paid in full. However, if no default event has occurred (other than the non-payment of dividends on the Series A preferred stock) and subject to certain other conditions, if the conversion date of the NW Capital loan is prior to the first seven quarters after the NW Capital loan closing, for the balance of the first seven quarters following the NW Capital loan closing, we may pay per share dividends to holders of common stock out of legally available funds up to an amount equal to 1% per annum of the net book value of the common stock as of December 31 of the immediately preceding year, pro-rated for any portion of a year in which dividends may not be paid, regardless of whether dividends are paid on the Series A preferred stock. The directors elected by holders of the Series A preferred stock can also approve other payments of dividends on the common securities. Our ability to pay dividends for the year ending December 31, 2013 depends on the availability of legally distributable funds and the approval of our lender.

Recent Sales of Unregistered Securities

Our common stock is not currently listed or traded on any exchange. Because of the lack of an established market for our common shares, we cannot estimate the prices at which our common shares would trade in an active market.

There were no sales or other issuances of our common or preferred stock during the year ended December 31, 2012.

Equity Compensation Plan Information

During the year ended December 31, 2011, we granted stock options to our executives, certain employees and certain consultants under our approved 2010 Stock Incentive Plan. The stock options have a ten year term, vest over a three year period and have an exercise price of $9.58 per share. During the year ended December 31, 2012, we granted an additional 5,000 stock options to an employee. Following is information with respect to outstanding options, warrants and rights as of December 31, 2012:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	781,667	$9.58	418,333

Equity compensation plans not approved by security holders	-	-	-

Total	781,667		418,333

Issuer Purchases of Equity Securities

There were no purchases of our common stock by us or any “affiliated purchasers” (as defined in 240.10b-18(a)(3) of the Exchange Act) during the year ended December 31, 2012.

ITEM 6.	SELECTED FINANCIAL DATA

The following tables show financial data of IMH Financial Corporation (as successor to the Fund), including the results of operations from the June 18, 2010, the acquisition date of the Manager and Holdings, for the periods indicated. The summary financial data are derived from our audited consolidated financial statements and other financial records. The summary balance sheet data as of December 31, 2012 and 2011 and the summary income statement data for each of the three years in the period ended December 31, 2012 have been derived from our audited consolidated financial statements and accompanying notes included elsewhere in this Form 10-K and should be read together with those consolidated financial statements and accompanying notes. The summary balance sheet data as of December 31, 2010, 2009 and 2008, and the summary income statement data for the years ended December 31, 2009 and 2008 have been derived from audited consolidated financial statements not included in this Form 10-K. The summary consolidated financial and other data should be read together with the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with our consolidated financial statements and accompanying notes included elsewhere in this Form 10-K. Dollar amounts are presented in thousands.

	As of and for the Years Ended December 31,
	2012	2011	2010	2009	2008
Summary balance sheet items
Cash and cash equivalents	$3,084	$1,168	$831	$963	$23,815
Restricted Cash	14,914	20,154	-	-	-
Mortgage loan principal and accrued interest outstanding	124,897	249,873	425,414	560,199	613,854
Valuation allowance	(51,600)	(141,687)	(294,140)	(330,428)	(300,310)
Mortgage loans held for sale, net	73,297	108,186	131,274	229,771	313,544
Real estate held for development, net	43,006	47,252	38,993	71,417	62,781
Real estate held for sale, net	54,050	34,644	35,529	12,082	-
Operating Properties Acquired through Foreclosure, net	21,915	19,611	20,981	23,064	-
Total assets	221,014	246,358	237,361	340,128	414,804
Debt, notes payable and special assessment obligations	72,510	66,346	22,489	6,514	-
Total liabilities	88,939	81,103	35,998	18,260	6,753
Total stockholders' equity	$132,075	$165,255	201,363	$321,868	$408,051

Summary income statement
Mortgage loan income	$1,084	$1,327	$1,454	$21,339	$65,497
Total revenue	4,739	3,733	3,756	22,522	67,420
Operating expenses (excluding interest expense)	23,836	26,557	23,921	9,433	2,454
Provision for (recovery of) credit losses	(2,121)	1,000	47,454	79,299	296,000
Impairment of real estate owned	-	1,529	46,856	8,000	27,175
Total costs and expenses	36,931	38,928	120,796	96,999	325,707
Net loss	$(32,192)	$(35,195)	$(117,040)	$(74,477)	$(258,287)

Earnings/Distributions per share data
Basic and diluted loss per share	$(1.91)	$(2.09)	$(7.05)	$(4.63)	$(17.41)
Dividends declared per common share	$0.09	$0.09	$-	$0.73	$2.54

Loan related items
Note balances originated	$5,500	$7,953	$3,537	$47,557	$329,952
Number of notes originated	2	3	4	3	23
Average note balance originated	$2,750	$2,651	$1	$15,852	$14,346
Number of loans outstanding	9	21	38	55	62
Average loan carrying value	$8,144	$5,152	$3	$3,891	$5,057
% of portfolio principal – fixed interest rate	85.5%	61.8%	54.0%	50.4%	31.3%
% of portfolio principal – variable interest rate	14.5%	38.2%	46.0%	49.6%	68.7%
Weighted average interest rate – all loans	8.96%	10.48%	11.16%	11.34%	12.18%
Principal balance % by state:
Arizona	82.2%	79.5%	67.7%	55.5%	47.9%
California	8.1%	13.0%	22.4%	28.3%	28.9%
Texas	0.0%	0.0%	0.0%	3.2%	9.1%
Idaho	0.0%	0.0%	1.3%	5.0%	8.1%
Other	9.7%	7.5%	8.6%	8.0%	6.0%
Total	100.0%	100.0%	100.0%	100.0%	100.0%

Credit Quality
Extension fees included in mortgage loan principal	$4,668	$7,664	$14,797	$18,765	$10,895
Interest payments over 30 days delinquent	636	3,491	4,999	7,530	1,134
Principal balance of loans past scheduled maturity, gross	119,416	144,405	280,322	347,135	210,198
Principal balance of loans past scheduled maturity, net	67,815	36,108
Carrying Value of loans in non accrual status	67,815	96,284	113,493	192,334	95,624
Valuation allowance	(51,600)	(141,687)	(295)	(330,428)	(300,310)
Valuation allowance as % of outstanding loan principal and interest	41.3%	56.7%	69.1%	60.7%	48.9%
Net Charge-offs	$89,812	$153,453	$83,742	$49,181	$-

1.	As described elsewhere in this Form 10-K, effective June 18, 2010, the Company converted IMH Secured Loan Fund, LLC from a Delaware limited liability company into a Delaware corporation name IMH Financial Corporation. The per share information in the “Earnings/Distributions per share” section of this table is presented on a retrospective basis, assuming the conversion occurred and the member units were exchanged for common shares during each respective period.
2.	Prior to the effective date of the Conversion Transactions on June 18, 2010, substantially all mortgage loans were held to maturity. In connection with our revised business strategy, subsequent to June 18, 2010, all mortgage loans were deemed held for sale.

	December 31,
	2012	2011	2010
Average Balance Sheets*
Cash and cash equivalents, including restricted	$19,453	$16,637	$2,753
Mortgage loans, net	89,407	119,965	180,604
Real estate owned, net	112,673	99,568	109,026
Other assets	12,830	12,569	8,484
Total assets	$234,363	$248,739	$300,867

Total liabilities	$84,873	$63,365	$26,932
Total stockholders' equity	149,490	185,374	273,935
Total liabilities and owners' equity	$234,363	$248,739	$300,867

* The average balance sheets were computed using the quarterly average balances during each period presented.

	Years Ended
	December 31,
	2012	2011	2010
Analysis of Mortgage Loan Income by Loan Classification
Pre-entitled Land:
Processing Entitlements	$620	$421	$86
Entitled Land:
Held for Investment	-	98	173
Infrastructure under Construction	-	46	326
Construction and Existing Structures:
New Structure - Construction in process	95	178	501
Existing Structure Held for Investment	369	423	38
Existing Structure- Improvements	-	161	330
Total Mortgage Loan Income	$1,084	$1,327	$1,454

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

Construction and Existing Structures:   This category refers to construction loans or loans where the collateral consists of completed structures.

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

	December 31,
	2012	2011	2010
Mortgage Loan Principal Balances by Loan Classification
Pre-entitled Land:
Held for Investment	$4,930	$6,484	$6,100
Processing Entitlements	4,500	75,248	139,452
Entitled Land:
Held for Investment	12,312	15,735	73,462
Infrastructure under Construction	7,116	39,397	55,532
Improved and Held for Vertical Construction	-	5,870	26,096
Construction and Existing Structures:
New Structure - Construction in process	43,302	45,372	46,808
Existing Structure Held for Investment	-	2,000	12,775
Existing Structure- Improvements	51,888	55,084	57,115
Total Mortgage Loan Balances	124,048	245,190	417,340
Add: Accrued Interest Receivable	849	4,683	8,074
Less: Valuation Allowance	(51,600)	(141,687)	(294,140)
Mortgage Loans Held for Sale, Net	$73,297	$108,186	$131,274

	December 31,
	2012	2011	2010
Average Mortgage Loan Principal Balances by Loan Classification**
Pre-entitled Land:
Held for Investment	$5,877	$6,177	12,773
Processing Entitlements	32,800	102,900	175,364
Entitled Land:
Held for Investment	13,312	35,784	86,466
Infrastructure under Construction	13,595	52,605	64,437
Improved and Held for Vertical Construction	2,348	22,073	40,336
Construction and Existing Structures:
New Structure - Construction in process	43,879	45,780	46,496
Existing Structure Held for Investment	2,600	6,681	14,613
Existing Structure- Improvements	54,506	55,452	57,384
Total Average Mortgage Loan Balances	168,917	327,452	497,869
Add: Average Accrued Interest Receivables	2,681	6,826	8,922
Less: Average Valuation Allowance	(82,191)	(214,313)	(326,187)
Average Mortgage Loans Held for Sale, Net	$89,407	$119,965	$180,604

** Amounts were computed using the quarterly average balances for each of the periods presented

	December 31,
	2012	2011	2010
Average Interest Rate by Loan Classification***
Pre-entitled Land:
Held for Investment	8.5%	7.5%	9.5%
Processing Entitlements	10.5%	10.1%	9.4%
Entitled Land:
Held for Investment	11.6%	11.9%	12.6%
Infrastructure under Construction	11.3%	10.8%	10.6%
Improved and Held for Vertical Construction	12.3%	12.4%	12.3%
Construction and Existing Structures:
New Structure - Construction in process	10.7%	10.0%	10.4%
Existing Structure Held for Investment	12.5%	12.1%	12.1%
Existing Structure- Improvements	10.9%	13.0%	12.5%
Total Overall Average Interest Rate	11.0%	11.0%	11.4%

***Average Interest Rate by Loan Classification were computed by taking an average balance over the trailing 5 quarters

	2012	2011	2010
Average Yield****
Pre-entitled Land:
Held for Investment	0.0%	0.0%	0.0%
Processing Entitlements	1.9%	0.4%	0.0%
Entitled Land:
Held for Investment	0.0%	0.3%	0.2%
Infrastructure under Construction	0.0%	0.1%	0.5%
Improved and Held for Vertical Construction	0.0%	0.0%	0.0%
Construction and Existing Structures:
New Structure - Construction in process	0.2%	0.4%	1.1%
Existing Structure Held for Investment	14.2%	6.3%	0.3%
Existing Structure- Improvements	0.0%	0.3%	0.6%
Overall Average Yield	2.0%	1.0%	0.3%

****	Average Yield is computed using Mortgage Loan Income by Loan Classification as a percent of Average Mortgage Loan Balances by Loan Classification
Note:	Overall Average Yields have decreased due to loans being placed in non-accrual status

Return on Equity and Assets Ratio	2012	2011	2010
Return on assets	(13.7)%	(14.1)%	(22.1)%
Return on equity	(21.5)%	(19.0)%	(24.0)%
Dividend payout ratio	(5.0)%	(4.3)%	0.0%
Equity to assets ratio	63.8%	74.6%	91.1%

	As of and Year Ended December 31,
	2012	2011	2010	2009	2008
Allocation of Valuation Allowance by Loan Classification

Pre-entitled Land:
Held for Investment	$(4,450)	$(4,865)	$(4,695)	$(9,623)	$(3,242)
Processing Entitlements	-	(56,634)	(123,090)	(134,742)	(122,266)
Entitled Land:
Held for Investment	(12,660)	(13,418)	(67,038)	(80,750)	(79,279)
Infrastructure Under Construction	-	(29,347)	(43,920)	(39,441)	(24,863)
Improved and Held for Vertical Construction	-	(2,232)	(20,547)	(28,696)	(38,522)
Construction & Existing Structures:
New Structure - Construction In-Process	(34,490)	(34,302)	(30,293)	(30,106)	(28,547)
Existing Structure Held for Investment	-	-	(4,557)	(7,070)	(2,954)
Existing Structure - Improvements	-	(889)	-	-	(637)
Allowance for Loan Loss/ Valuation Allowance	$(51,600)	$(141,687)	$(294,140)	$(330,428)	$(300,310)

Rollforward of Valuation Allowance by Loan Classifications

Balance at the beginning of period	$(141,687)	$(294,140)	$(330,428)	$(300,310)	$(1,900)

Additions to Valuation Allowance
Pre-entitled Land:
Held for Investment	$-	$(170)	$(2,096)	$(6,381)	$(3,242)
Processing Entitlements	-	5,070	(24,647)	(24,851)	(120,366)
Entitled Land:
Held for Investment	-	(73)	(7,279)	(9,851)	(79,279)
Infrastructure Under Construction	-	(1,084)	(3,185)	(11,990)	(24,863)
Improved and Held for Vertical Construction	-	(542)	(629)	801	(38,522)
Construction & Existing Structures:
New Structure - Construction In-Process	-	(4,119)	(7,736)	(3,218)	(26,137)
Existing Structure Held for Investment	-	807	(1,831)	(4,116)	(2,954)
Existing Structure - Improvements	-	(889)	(51)	(19,693)	(637)
Total provision for credit losses	$-	$(1,000)	$(47,454)	$(79,299)	$(296,000)

Charge-Offs (including transfers to REO from foreclosures):
Pre-entitled Land:
Held for Investment	$141	$-	$7,024	$-	$-
Processing Entitlements	56,633	61,386	36,300	12,375	-
Entitled Land:
Held for Investment	758	53,692	20,992	8,380	-
Infrastructure Under Construction	29,347	15,658	(1,295)	(2,588)	-
Improved and Held for Vertical Construction	2,232	18,857	8,778	9,025	-
Construction & Existing Structures:
New Structure - Construction In-Process	(188)	110	7,548	1,659	-
Existing Structure Held for Investment	-	3,750	4,344	-	-
Existing Structure - Improvements	889	-	51	20,330	-
Total Charge-Offs	$89,812	$153,453	$83,742	$49,181	$-

Net Change in Valuation Allowance	$89,812	$152,453	$36,288	$(30,118)	$(296,000)
Other changes to Valuation Allowance	275	-	-	-	(2,410)
Balance at end of period	$(51,600)	$(141,687)	$(294,140)	$(330,428)	$(300,310)

Ratio of net charge-offs during the period to average loans outstanding during the period	100.5%	50.5%	17.5%	8.4%	0.0%

	December 31,
	2012	2011	2010	2009	2008
Scheduled Maturities - One year or less
Pre-entitled Land:
Held for Investment	$4,930	$6,484	$6,100	$13,834	$7,178
Processing Entitlements	4,500	70,749	139,451	185,609	195,168
Entitled Land:
Held for Investment	12,312	15,735	73,462	101,942	89,786
Infrastructure under Construction	7,116	39,397	55,532	27,953	57,908
Improved and Held for vertical Construction	-	5,870	26,096	47,227	13,904
Construction and Existing Structures:
New Structure - Construction in process	43,302	45,371	5,330	12,653	43,814
Existing Structure Held for Investment	-	2,000	10,391	23,641	37,482
Existing Structure- Improvements	51,888	55,084	3,932	-	97,777
Total Scheduled Maturities - One year or less	124,048	240,690	320,294	412,859	543,017
Scheduled Maturities - One to five years	-
Pre-entitled Land:
Held for Investment	-	-	-	-	-
Processing Entitlements	-	4,500	-	-	5,735
Entitled Land:
Held for Investment	-	-	-	-	24,520
Infrastructure under Construction	-	-	-	41,886	-
Improved and Held for vertical Construction	-	-	-	-	40,582
Construction and Existing Structures:
New Structure - Construction in process	-	-	41,478	33,670	-
Existing Structure Held for Investment	-	-	2,384	-	-
Existing Structure- Improvements	-	-	53,184	56,033	-
Total Scheduled Maturities - One to five years	-	4,500	97,046	131,589	70,837
Total Loan Principal	124,048	245,190	417,340	544,448	613,854
Add: Accrued Interest Receivables	849	4,683	8,074	12,075	10,509
Less: Valuation Allowance	(51,600)	(141,687)	(294,140)	(330,428)	(300,310)
Mortgage Loans Held for Sale, Net	$73,297	$108,186	$131,274	$226,095	$324,053

Scheduled Maturities - One to Five Years by Interest Type
Fixed Interest Rates
Pre-entitled Land:
Held for Investment	$-	$-	$-	$-	$-
Processing Entitlements	-	4,500	-	-	1,929
Entitled Land:
Held for Investment	-	-	-	-	3,500
Infrastructure under Construction	-	-	-	41,884	-
Improved and Held for vertical Construction	-	-	-	-	10,461
Construction and Existing Structures:
New Structure - Construction in process	-	-	41,478	32,054	-
Existing Structure Held for Investment	-	-	2,000	-	-
Existing Structure- Improvements	-	-	53,183	56,033	-
Total Scheduled Maturities - Fixed interest rate	-	4,500	96,661	129,971	15,890
Variable Interest Rates
Pre-entitled Land:
Held for Investment	-	-	-	-	-
Processing Entitlements	-	-	-	-	3,807
Entitled Land:					-
Held for Investment	-	-	-	-	21,020
Infrastructure under Construction	-	-	-	-	-
Improved and Held for vertical Construction	-	-	-	-	30,120
Construction and Existing Structures:					-
New Structure - Construction in process	-	-	-	1,618	-
Existing Structure Held for Investment	-	-	385	-	-
Existing Structure- Improvements	-	-	-	-	-
Total Scheduled Maturities - Variable interest rate	-	-	385	1,618	54,947
Total Loan Principal due One to Five Years	$-	$4,500	$97,046	$131,589	$70,837

	December 31,
	2012	2011	2010	2009	2008
Performing Loans
Pre-entitled Land:
Held for Investment	$-	$-	$-	$-	$-
Processing Entitlements	4,500	4,500	-	-	146,460
Entitled Land:
Held for Investment	-	-	1,201	-	37,146
Infrastructure Under Construction	-	-	-	7,645	40,653
Improved and Held for Vertical Construction	-	-	-	-	35,102
Construction and Existing Structures:
New Structure - Construction in Process	533	719	2,395	4,805	6,694
Existing Structure Held for Investment	-	2,000	2,384	-	23,393
Existing Structure - Improvements	-	-	3,932	-	97,777
Total Performing Loans	5,033	7,219	9,912	12,450	387,225

Loans in Default - Non-Accrual
Pre-entitled Land:
Held for Investment	4,930	6,484	6,100	13,834	-
Processing Entitlements	-	70,748	139,451	185,608	46,636
Entitled Land:
Held for Investment	12,312	15,735	72,261	101,942	3,300
Infrastructure Under Construction	7,116	39,397	55,532	62,194	17,255
Improved and Held for Vertical Construction	-	5,870	26,096	40,051	14,632
Construction and Existing Structures:
New Structure - Construction in Process	42,769	44,653	44,414	39,102	13,800
Existing Structure Held for Investment	-	-	10,391	23,640	-
Existing Structure - Improvements	51,888	55,084	53,183	56,033	-
Total Loans in Default - Non-Accrual	119,015	237,971	407,428	522,404	95,623

Loans in Default - Other
Pre-entitled Land:
Held for Investment	-	-	-	-	7,178
Processing Entitlements	-	-	-	-	7,806
Entitled Land:
Held for Investment	-	-	-	-	73,861
Infrastructure under Construction	-	-	-	-	-
Improved and Held for vertical Construction	-	-	-	7,176	4,752
Construction and Existing Structures:
New Structure - Construction in process	-	-	-	2,418	23,320
Existing Structure Held for Investment	-	-	-	-	14,089
Existing Structure- Improvements	-	-	-	-	-
Total Loans in Default - Other	-	-	-	9,594	131,006
Total Loans in Default	119,015	237,971	407,428	531,998	226,629
Total Loan Principal	124,048	245,190	417,340	544,448	613,854
Add: Accrued Interest Receivables	849	4,683	8,074	12,075	10,509
Less: Valuation Allowance	(51,600)	(141,687)	(294,140)	(330,428)	(300,310)
Mortgage Loans Held for Sale, Net	$73,297	$108,186	$131,274	$226,095	$324,053

Loans in Default by Basis for Default	December 31,
Loans past maturity date, or other	2012	2011	2010	2009	2008
Pre-entitled Land:
Held for Investment	$4,930	$6,484	$6,100	$13,834	$7,178
Processing Entitlements	-	70,748	139,451	181,801	52,791
Entitled Land:
Held for Investment	12,312	15,735	72,261	80,922	73,714
Infrastructure under Construction	7,116	39,397	24,762	20,308	17,255
Improved and Held for vertical Construction	-	5,870	26,096	17,106	8,923
Construction and Existing Structures:
New Structure - Construction in process	42,769	44,653	1,261	9,522	36,246
Existing Structure Held for Investment	-	-	10,391	23,641	14,089
Existing Structure- Improvements	51,888	55,084	-	-	-
Total past maturity date	$119,015	$237,971	$280,322	$347,134	$210,196
Loans past due on interest
Pre-entitled Land:
Held for Investment	$-	$-	$-	$-	$-
Processing Entitlements	-	-	-	3,807	1,650
Entitled Land:
Held for Investment	-	-	-	21,020	3,447
Infrastructure under Construction	-	-	30,770	41,886	-
Improved and Held for vertical Construction	-	-	-	30,120	10,461
Construction and Existing Structures:
New Structure - Construction in process	-	-	43,153	31,998	875
Existing Structure Held for Investment	-	-	-	-	-
Existing Structure- Improvements	-	-	53,183	56,033	-
Total past due on interest	-	-	127,106	184,864	16,433
Total loans in default by basis of default	$119,015	$237,971	$407,428	$531,998	$226,629

Analysis of Changes in Mortgage Loan Income	Years Ended December 31,
	2012 Compared to 2011			2011 Compared to 2010
	Increase (Decrease) due to			Increase (Decrease) due to
	Volume	Rate	Net	Volume	Rate	Net
Pre-entitled Land:
Held for Investment	$(27)	$27	$-	$(468)	$468	$-
Processing Entitlements	(7,080)	7,279	199	(7,609)	7,945	336

Entitled Land:
Held for Investment	(2,652)	2,554	(98)	(5,879)	5,804	(75)
Infrastructure under Construction	(4,486)	4,440	(46)	(1,278)	998	(280)
Improved and Held for Vertical Construction	(2,406)	2,406	-	(2,228)	2,228	-

Construction and Existing Structures:
New Structure - Construction in process	(209)	126	(83)	(72)	(251)	(323)
Existing Structure Held for Investment	(510)	456	(54)	(992)	1,376	384
Existing Structure- Improvements	(101)	(60)	(161)	(242)	73	(169)
Total change in mortgage loan income	$(17,471)	$17,228	$(243)	$(18,768)	$18,641	$(127)

Note: Changes in mortgage loan interest income are attributed to either a change in average balance (volume change) or changes in average rate (rate change) for mortgage loans on which interest is earned. Volume change is calculated as change in volume times the previous rate, while rate change is change in average rates times the previous volume. The rate/volume change, change in rate times change in volume, is allocated between volume and rate change at the ratio each bears to the absolute value of their total.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the sections of this Form 10-K entitled “Risk Factors,” “Special Note About Forward-Looking Statements,” “Business” and our audited financial statements and the related notes thereto and other detailed information as of December 31, 2012 and 2011 and for the years ended December 31, 2012, 2011, and 2010 included elsewhere in this Form 10-K. This discussion contains forward-looking statements reflecting current expectations that involve risks and uncertainties. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the section entitled “Risk Factors” included elsewhere in this Form 10-K. This discussion contains forward-looking statements, which are based on our assumptions about the future of our business. Our actual results may differ materially from those contained in the forward-looking statements. Unless specified otherwise and except where the context suggests otherwise, references in this section to the “Company,” “we,” “us,” and “our” refer to IMH Financial Corporation and its consolidated subsidiaries, except the financial information of the Manager and Holdings is only consolidated with the financial information of IMH Financial Corporation from June 18, 2010, the date on which the Manager and Holdings were acquired. Undue reliance should not be placed upon historical financial statements since they are not necessarily indicative of expected results of operations or financial condition for any future periods.

Overview

Our Company

We are a real estate investor and finance company based in the southwest United States with over a decade of experience in various and diverse facets of the real estate lending and investment process, including origination, acquisition, underwriting, documentation, servicing, construction, enforcement, development, marketing, and disposition.

The Company’s focus is to invest in, manage and dispose of commercial real estate mortgage and related investments, and to perform all functions reasonably related thereto, including developing, managing and either holding for investment or disposing of real property acquired through foreclosure or other means. This focus is being enhanced with the combined resources of the Company and its advisors. The Company also seeks to capitalize on opportunities to invest in selected real estate-related platforms under the direction of seasoned professionals in those areas. The Company also considers opportunities to act as a sponsor, providing investment opportunities as a proprietary source of, and/or co-investor in, real estate mortgages and other real estate-based investment vehicles. Through the purchase and sale of such investments, we expect to earn robust, risk-adjusted returns while being recognized as a nimble, creative and prudent lender/investor. Our strategy is designed to re-establish the Company’s access to significant investment capital. By increasing the level and quality of the assets in our portfolio specifically and under management in general, we believe that the Company can grow and ultimately provide its shareholders with favorable risk-adjusted returns on investments and enhanced opportunity for liquidity.

While the Company made substantial progress in working to resolve its on-going portfolio enforcement and monetization challenges, as well as progress in the settlement of litigation involving a small group of dissident shareholders, the Company continued to experience financial adversity in 2012. This adversity resulted from the Company’s inability to liquidate legacy assets at attractive values or to generate sustainable earning assets, while continuing to expend a significant amount of resources in loan enforcement and in defense and settlement of shareholder and related claims. The overall general economic and political climate also continued to hinder the Company’s performance during fiscal 2012.

Management undertook various initiatives in 2012 to streamline and re-purpose the organization, operations, and systems to support the Company’s strategic and tactical, financial and operational goals and expects to continue its efforts into 2013. Following the settlement of the shareholder litigation and completion of related debt offerings and other settlement requirements, management anticipates that by the latter part of fiscal 2013, such distractions will diminish and allow management to hone its focus on implementation of the Company’s investment strategy.

We have continued to foreclose on remaining legacy loans and our prospects in liquidating the underlying collateral or developing such assets has improved. Given the scale and composition of the remaining legacy portfolio, significant efforts will continue to be required in 2013, including continued foreclosures, restructurings, development activities, and asset dispositions. A number of key tactical initiatives are also continuing into 2013 with the near-term goal of further reducing expenses and enhancing operational and reporting systems, while seeking to mitigate legacy problems and maximize the value of legacy assets.

In addition, given the current legal, tax and market-related constraints to bringing additional capital directly into the Company, management continues to explore the possibility of sponsoring investment vehicles or other ventures with institutional investors in vertical market segments in which there is strong investor interest, as well as proven expertise within the Company and/or its advisors. The Company would expect to contribute cash as well as some of its legacy assets to these sponsored vehicles, in exchange for equity ownership and/or profit participation to demonstrate this commitment, distinguish itself from other sponsors, and create attractive investment opportunities. The Company may pursue opportunities to develop properties within its legacy portfolio through partnerships, joint ventures or other appropriate structures. There is no assurance, however, that management will be successful in its pursuit of such sponsored vehicles or development partners in the near term or at all.

As previously described, with adequate liquidity, the Company expects to focus on the creation and implementation of a series of commercial mortgage and real estate investment activities, so as to begin to increase both assets under management and the associated income and value derived therefrom.

During 2012, the Company continued to acquire certain operating assets as a result of foreclosure of the related legacy loans. Although the Company did not originate any new investments in 2012, subsequent to December 31, 2012, we entered into a limited liability agreement to form a joint venture with unrelated parties for the purpose of acquiring a multi-family portfolio comprised of 14 apartment communities across six states, which will be managed by a third party, national firm, specializing in multi-family assets. Under the terms of the joint venture agreement, we contributed $15 million through one of our wholly-owned subsidiaries that holds the status of a preferred member. Under the terms of the joint venture agreement, the joint venture is required to redeem our preferred membership interest for the redemption price (as defined) on or before the second anniversary of the closing date, or the redemption date may be extended at the joint venture’s option for one additional year for a fee of $0.3 million. We are also entitled to a 15% annualized return on our $15 million preferred equity investment, and we are further entitled to an exit fee equal to 1.5% of the fair market value of the portfolio assets of the joint venture at the two year preferred equity redemption date. Additionally, we will retain a 15% carried interest in the profits of the entire investment portfolio, after payment of the preferred returns to us and similar preferred returns of non-IMHFC members. In addition, we are entitled to effectively receive all free cash flow of the joint venture until we receive the entirety of our preferred equity investment and any accrued and unpaid preferred return amounts. The non-IMHFC members are obligated to fund any shortfalls in our preferred return.

We also expect to acquire or invest in other operating assets in 2013 that will increase our asset base and supplement top line earnings. Subsequent to December 31, 2012, we entered into an agreement with an existing borrower group in our loan portfolio to, at our option, transfer to us ownership of certain assets in satisfaction of the related loans with a net carrying value of approximately $60.2 million at December 31, 2012. The Company expects to complete its due diligence in less than 60 days following execution of the agreement. If the Company chooses to exercise its option, the assets to be acquired, subject to existing liabilities, will include two operating hotels located in Arizona and a 28-lot residential subdivision located in Arizona, among other assets. With the acquisition of such assets, there comes the challenge and cost of day-to-day operations but also the opportunity to revitalize assets and operations that have generally suffered in recent periods. With our combination of internal and external professionals, we expect to re-position these operating assets to produce a market-rate return as portfolio holdings or to dispose of these assets at favorable prices once they have been foreclosed upon and stabilized.

During the first quarter of 2012, the Company acquired through deed in lieu foreclosure a golf course and spa operation along with related residential lots within a master planned community in Laughlin, Arizona. Concurrent with the acquisition, we entered into an agreement with a seasoned golf course management company to identify and implement operational improvements that we expect will translate to significantly improved operating results. We have also entered into an agreement with a large Arizona homebuilder to purchase from us and develop the residential lots in a lot take-down program over a period of five years. In addition, we have identified certain portfolio assets that we believe could yield significantly greater returns by developing the properties for future operation or sale, as opposed to selling them now in their as-is condition. For example, we own a site comprised of 660 preliminary platted lots located in a subdivision in Williamson County, Texas, for which we have received letters of intent from two well-established homebuilders to purchase 250 of the lots. In addition, subsequent to December 31, 2012, the Company secured final approval of certain incentive agreements with local government authorities to develop one of its legacy assets into a multifamily residential development. We are also in the planning phase for a student-housing multifamily residential development for one of our properties that is in close proximity to a large state university in Arizona. Additionally, the Company is pursuing similar development efforts for certain other legacy assets. The demonstrated ability to create value through the real estate development process is a key aptitude gained through our relationship with our asset management and other consultants, including NWRA, that we anticipate will further distinguish us from other competitors in the marketplace. Through this capability, we believe that we, and ultimately our shareholders, will be afforded the opportunity to earn yields that are not generally available from new, finished product. While development does entail unique risks, with a disciplined approach and experienced team, we believe the risk-adjusted rewards have the potential to be very competitive, if not superior, to alternative investments.

While focused on the foregoing objectives, the Company remains nimble in its objectives and is poised to re-direct its efforts as economic circumstances unfold. Given that the legacy assets are positively correlated with the economic and real estate cycles, and the fact that any new investment activity may benefit from market disruptions and/or further declines in the value of real estate, in terms of enhanced risk-adjusted returns and reduced competitive pressure, management believes there is an inherent “hedge” in the Company’s current position. If there is a recovery of liquidity and valuations, the liquidity and value of the legacy assets should benefit accordingly, while new originations may face increased yield and scaling pressures. Conversely, if conditions do not improve, or worsen, the legacy assets will likely suffer, but the resulting scarcity of available capital which generally tracks meager economic growth also generally breeds increased investment opportunities to those who have capital to deploy. We will adjust the relative scaling of these two major aspects of our business as circumstances dictate.

Through our traditional credit analysis coupled with real estate valuation techniques used by developers, we have invested in real estate assets with an original investment basis of approximately $548.2 million. As a result of valuation allowance and impairment charges, these assets have a current carrying value of $192.3 million as of December 31, 2012, comprised of commercial real estate mortgage loans with a carrying value of $73.3 million and owned property with a carrying value of $119.0 million. The decline in the carrying value of our real estate assets is reflective of the deterioration of the commercial real estate lending market and the sustained decline in pricing of residential and commercial real estate in the last several years together with the continuing downturn in the general economy and specifically the real estate markets.

On June 18, 2010, we became an internally managed real estate finance company formed through the conversion of the Fund, into a Delaware corporation named IMH Financial Corporation and the acquisition by IMH Financial Corporation of the Manager, which managed the Fund prior to its acquisition, and IMH Holdings, LLC, or Holdings. Holdings is a holding company for two wholly-owned subsidiaries: IMH Management Services, LLC, an Arizona limited liability company, and SWIM. IMH Management Services, LLC provides us and our affiliates with human resources and administrative services, including the supply of employees, and SWIM acts as the manager for the SWI Fund. We refer to these conversion and acquisition transactions as the Conversion Transactions.

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

Factors Affecting Our Financial Results

General Economic Conditions Affecting the Real Estate Industry

The global and U.S. economies experienced a rapid and significant decline beginning in the third quarter of fiscal 2008 from which they have not yet fully recovered. The real estate, credit and other markets suffered unprecedented disruptions, causing many major institutions to fail or require government intervention to avoid failure, which has placed severe pressure on liquidity and asset values. These conditions were brought about largely by the erosion of U.S. and global credit markets, including a significant and rapid deterioration of the mortgage lending and related real estate markets. In this regard, we continue to operate under very difficult conditions.

Originating, acquiring and investing in short-term commercial real estate bridge loans to facilitate real estate entitlement and development, and other interim financing, historically constituted the heart of our business model. This model relied on mortgage capital availability. However, the real estate and credit market conditions since late 2008 have materially diminished the traditional sources of permanent take-out financing on which our historical business model depended. We believe it will take 12 to 24 months or longer for markets and capital sources to reach a more complete recovery, although there can be no assurance that the markets will stabilize in this timeframe or at all. Economic conditions have continued to have a material and adverse impact on us. As of December 31, 2012, seven of our nine loans with principal balances totaling $119.0 million, representing 95.9% of our total loan principal outstanding, were in default and were in non-accrual status. In addition, as of December 31, 2012, the valuation allowance on such loans totaled $51.6 million, representing 41.3% of the principal balance of such loans. We have taken enforcement action on six of the seven loans in default that we anticipate will result in foreclosure. During the year ended December 31, 2012, we foreclosed on nine loans (resulting in eight property additions) and took title to the underlying collateral with net carrying values totaling $29.9 million as of December 31, 2012.

We continue to examine all material aspects of our business for areas of improvement and recovery on our assets. However, if the real estate market does not return to its historical levels of activity and credit markets do not re-open more broadly, we believe the realization of a full recovery of our cost basis in our mortgage and real estate loans is unlikely to occur in a reasonable time frame or at all, and we may be required to dispose of certain or all of our assets at a price significantly below our initial cost and possibly below current carrying values. While we have secured $50 million in financing from NW Capital, if we are not able to liquidate a sufficient portion of our assets, our liquidity will continue to dissipate. Nevertheless, we believe that our cash and cash equivalents and restricted cash of $18.0 million coupled with the proceeds that we anticipate from the disposition of our loans and real estate held for sale will allow us to fund current operations over the next 12 months.

Revenues

Prior to the Conversion Transactions, we historically generated income primarily from interest and fees on our mortgage loans, including default interest, penalties and fees, as well as interest income from money market, short-term investments or similar accounts in which we temporarily invest excess cash. As a result of the June 18, 2010 consummation of the Conversion Transactions, to the extent we are able to generate excess liquidity from asset sales or from the issuance of debt or equity capital, we expect to generate additional revenues from loan originations, modification and processing fees historically retained by the Manager. In addition to our historical sources of revenue, we expect to generate revenues from disposition and operation of existing and newly acquired assets and from the application of those proceeds in new assets. We expect in the short-term that we will derive a greater proportion of our capital from dispositions of our REO properties and from the disposition of loans and other assets we own or acquire than from the interest and fee income from commercial mortgage loans originated by us. As economic conditions improve and our investment strategy is implemented, we expect interest and fee income from commercial real estate mortgage loans to again become a greater focus for us and a greater portion of our revenues. We also expect to continue to benefit from management fees for management services provided by SWIM to SWI Fund.

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

Rental Income. Rental income is attributable to operating properties obtained through foreclosure of secured loans. We anticipate an increase in rental income as the occupancy levels of the property improves. However, as we plan to dispose of a substantial portion of our existing REO assets, we do not currently anticipate substantial rental income in future periods unless we acquire additional operating properties through foreclosure or other means.

Hospitality and Entertainment Income. Hospitality and entertainment income is attributable to golf, spa and food and beverage revenue from a golf course operation acquired through foreclosure in March 2012. We anticipate increased revenue in 2013 as we recognize a full year of revenue from this source and as we pursue and implement revenue enhancing activities that are in progress. Additionally, we anticipate additional revenues in this category as we complete foreclosures on loans collateralized by similar assets that generate such income.

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

As a result of our continued active enforcement together with our assumption of additional expenses in connection with the acquisition of the Manager, we incurred significant costs relating to legal and other professional fees and we expect expenses to continue to remain at high levels for at least the next 12 months. However, we expect expenses associated with the foreclosure on loans and disposition of REO assets to decrease through the planned disposition of a substantial part of our portfolio over the next 12 to 24 months.

Property Taxes for Real Estate Owned. Property taxes for REO assets include real and personal property taxes and related costs associated with the ownership of real estate. While we expect such property tax expenses for REO assets to remain at high levels and potentially increase as we continue enforcement action on loans in default, we anticipate such costs to decrease proportionately as we dispose of existing and newly acquired REO assets and redeploy the proceeds in our target asset classes.

Other Operating Expenses for Real Estate Owned. Other operating expenses for REO assets include direct operating costs associated with such property, including home owner association dues, property management fees, utilities, repairs and maintenance, licenses, and other costs and expenses associated with the ownership of real estate. While we expect such operating expenses for REO assets to remain at high levels and potentially increase as we continue enforcement action on loans in default, we anticipate such costs to decrease proportionately as we dispose of existing and newly acquired REO assets and redeploy the proceeds in our target asset classes.

Professional Fees. Professional fees consist of the following: legal fees for loan enforcement, litigation, SEC reporting and other purposes; fees for external valuation services; fees paid for asset management services relating to portfolio management; fees for external accounting, audit and tax services; fees for strategic consulting services; fees for non-capitalized information technology costs; and other general consulting costs. We expect to continue to incur such expenses and we expect these fees to initially increase as we seek to dispose of REO assets, but expect these expenses to stabilize thereafter assuming we conduct our operations substantially consistent with current levels.

Default and Related Expenses. Default and related expenses include direct expenses related to defaulted loans, foreclosure activities or property acquired through foreclosure. These expenses include certain legal and other direct costs, as well as personnel and consulting costs directly related to defaulted loans and foreclosure activities. Because seven of our nine loans are currently in default and our intent is to actively pursue foreclosures on loans in default, we anticipate our default and related expenses in future periods will remain at similar levels during the year ending December 31, 2013.

General and Administrative Expenses. General and administrative expenses consist of various costs such as compensation and benefits for employees, rent, insurance, utilities and related costs. Prior to the June 18, 2010 consummation of the Conversion Transactions, the Manager paid most of these expenses, although we paid the Manager a management fee for management services provided by the Manager. In 2012, we took a number of cost saving measures to reduce our overhead which we resulted in lower general and administrative expenses in fiscal 2012. However, variable cost components of such expenses are expected to increase as our investment activities expand.

Interest Expense. Interest expense includes interest incurred in connection with the NW Capital loan and other borrowings, loan participations issued to third parties, borrowings from various banks, as well as interest incurred on delinquent property taxes. We expect interest expense to increase in 2013 as we take advantage of additional leverage on our investments. In addition, we expect to incur additional interest expense (and potentially other expenses) upon execution of the rights offering and note exchange as outlined in the MOU. However the amount and timing of such interest is dependent on the timing of the final settlement of the MOU and completion of the transactions contemplated thereby.

Depreciation and Amortization Expense. We record depreciation and amortization on property and equipment used in our operations. This expense is expected to increase as we expand our business operations following the internalization of the Manager and as we acquire operating properties with depreciable assets through foreclosure or other purchase.

Loss (Gain) on Disposal of Assets. Revenues from asset dispositions have not historically been a significant component of revenues, but as we dispose of existing REO assets and new REO assets we acquire through the foreclosure of loans, we expect to realize gains on the disposition of these assets to the extent they are sold above their carrying value (or losses if sold below carrying values), particularly over the next 12 to 24 months as we seek to market and sell substantially all of our existing loans and REO assets. The recognition of revenues from such dispositions will depend on our ability to successfully market existing loans and REOs and the timing of such sales.

Provision for (Recovery of) Credit Losses. The provision for credit losses on the loan portfolio is primarily based on our estimate of fair value, using data primarily from reports prepared by third-party valuation firms, of the underlying real estate that serves as collateral of the loan portfolio. Current asset values have dropped significantly in many of the areas where we have or had a security interest in collateral securing our loans, which resulted in significant non-cash provisions for credit losses during the years ended December 31, 2010 and prior, and to a lesser extent in 2011. During 2012, we recognized recoveries of prior credit losses either through increases in the value of the underlying collateral or through the collection of amounts resulting from our successful enforcement activities against guarantors. While we believe our current valuation allowance is sufficient to minimize future losses, we may be required to recognize additional provisions for credit losses in the future. While we do not anticipate a significant increase in the provision for credit losses in 2013, we continue to monitor the fair value of our assets for impairment. Currently all of our portfolio loans are held for sale as we intend to actively market and sell a significant portion of our currently-owned loans, individually or in bulk, over the 12 to 24 months as a means of raising additional capital to pursue our investment objectives.

Impairment of Real Estate Owned.  Our estimate of impairment charges on REO assets largely depends on whether the particular REO asset is held for development or held for sale. This classification depends on various factors, including our intent to sell the property immediately or further develop and sell the property over time, and whether a formal plan of disposition has been adopted, among other factors. Real estate held for sale is carried at the lower of carrying amount or fair value, less estimated selling costs, which is primarily based on valuation reports prepared by third-party valuation firms. Reductions in the fair value of assets held for sale are recorded as impairment charges. Real estate held for development is carried at the transferred value upon foreclosure, less cumulative impairment charges. Impairment charges on real estate owned consist of charges to REO assets in cases where the estimated future undiscounted cash flows of the property is below current carrying value and the reduction in asset value is deemed to be other than temporary. During the recent recession, asset values dropped significantly in many of the areas where we hold real estate, which resulted in significant impairment losses on our REO assets. We may also be required to recognize additional impairment losses on our REO assets if our disposition plans for such assets change or if such assets are disposed of below their current carrying values. If management undertakes a specific plan to dispose of REO assets within twelve months and the real estate is transferred to held for sale status, the fair value of the real estate may be less than the estimated future undiscounted cash flows of the property when the real estate was held for development, and that difference may be material. Currently, a limited portion of our REO assets are reported as held for sale in our financial statements. However, we intend to actively market and sell a significant portion of our REO assets, individually or in bulk, over the next 12 to 24 months as a means of raising additional capital to pursue our investment objectives.

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

Non-Cash Stock-Based Compensation. Our 2010 Stock Incentive Plan has been approved by the board of directors and provides for award of stock options, stock appreciation rights, restricted stock units and other performance based awards to our officers, employees, directors and certain consultants.  The maximum number of shares of common stock that may be issued under such awards shall not exceed 1,200,000 common shares, subject to increase to 1,800,000 shares after an initial public offering.  During the year ended December 31, 2011, we issued 800,000 stock options to directors, executive officers, employees and consultants providing services to us, and additional 5,000 options during the year ended December 31, 2012, which was recorded as stock-based compensation based on the fair value at the time of issuance of the award and recognized on a straight-line basis over the employee’s requisite service period (generally the vesting period of the equity grant). In addition, in accordance with the terms of the consulting agreement with ITH Partners, we issued 50,000 shares of our common stock in connection with our closing of the NW Capital loan. The stock options and shares issuable upon exercise will not be registered under the Securities Act and accordingly may not be resold other than pursuant to Rule 144 or another available exemption from registration under the Securities Act.

RESULTS OF OPERATIONS

The following discussion compares the historical results of operations on a GAAP basis for the fiscal years ended December 31, 2012, 2011, and 2010. Unless otherwise noted, all comparative performance data included below reflect year-over-year comparisons.

Results of Operations for the Years Ended December 31, 2012, 2011 and 2010

Revenues

(dollars in thousands)
	Years Ended December 31,				Years Ended December 31,
Revenues	2012	2011	$ Change	% Change	2011	2010	$ Change	% Change
Mortgage Loan Income	$1,084	$1,327	$(243)	(18.3)%	$1,327	$1,454	$(127)	(8.7)%
Rental Income	1,475	1,847	(372)	(20.1)%	1,847	1,665	182	10.9%
Hospitality and Entertainment Income	1,986	-	1,986	N/A	-	-	-	N/A
Investment and Other Income	194	559	(365)	(65.3)%	559	637	(78)	(12.2)%
Total Revenue	$4,739	$3,733	$1,006	26.9%	$3,733	$3,756	$(23)	(0.6)%

Mortgage Loan Income.  During the year ended December 31, 2012, income from mortgage loans was $1.1 million, a decrease of $0.2 million, or 18.3%, from $1.3 million for the year ended December 31, 2011. The year over year decrease in mortgage loan income is attributable to the on-going decrease in the income-earning portion of our loan portfolio. While the total loan portfolio principal outstanding was $124.0 million at December 31, 2012 as compared to $245.2 million at December 31, 2011, the income-earning loan balance decreased to $5.0 million from $7.2 million for the same periods, respectively. Additionally, the average portfolio interest rate (including performing and nonperforming loans) was 8.96% per annum at December 31, 2012, as compared to 10.48% per annum at December 31, 2011.

During the year ended December 31, 2011, income from mortgage loans was $1.3 million, a decrease of $0.1 million, or 8.7%, from $1.5 million for the year ended December 31, 2010. The year over year decrease in mortgage loan income is attributable to the on-going decrease in the income-earning portion of our loan portfolio. While the total loan portfolio principal outstanding was $245.2 million at December 31, 2011 as compared to $417.3 million at December 31, 2010, the income-earning loan balance decreased to $7.2 million from $9.9 million for the same periods, respectively. Additionally, the average portfolio interest rate (including performing and nonperforming loans) was 10.48% per annum at December 31, 2011, as compared to 11.16% per annum at December 31, 2010.

As of December 31, 2012, seven of our nine portfolio loans were in non-accrual status, as compared to 18 of our 21 portfolio loans that were in non-accrual status at December 31, 2011. As such, in the absence of acquiring or originating new loans, we anticipate mortgage income to remain at minimal levels or potentially further decrease in future periods. Mortgage loan originations during the years ended December 31, 2012 and 2011 were limited to partial financings in connection with the sale of REO or loan assets. During the year ended December 31, 2012, in connection with the sale of certain REO assets, we financed two new loans with an aggregate principal balance of $5.5 million and interest rates ranging from 12.0% to 12.5%. Similarly, during the year ended December 31, 2011, in connection with the sale of certain loans and REO assets, we financed three new loans with an aggregate principal balance of $8.0 million and a weighted-average interest rate of 10.9%.

Rental Income.   Rental income results from an operating medical office building that we own and operate. During the year ended December 31, 2012, we recognized rental income of $1.5 million, a decrease of $0.4 million or 20.1% from the year ended December 31, 2011 of $1.8 million. The decrease in rental income is attributed to rental concessions granted to the anchor tenant in connection with the settlement of related litigation in the first quarter of 2012.

During the year ended December 31, 2011, we recognized rental income of $1.8 million, an increase of $0.2 million or 10.9% from the year ended December 31, 2010 of $1.7 million. The slight increase in rental income was attributed to additional rents earned from existing tenants.

We are actively pursuing other tenants and are taking other steps to improve the occupancy of this property and anticipate an increase in related income in 2013.

Hospitality and Entertainment Income. Hospitality and entertainment income is comprised of golf, spa and food and beverage revenue from a golf course operation acquired through foreclosure in March 2012. During the year ended December 31, 2012, hospitality and entertainment income was $2.0 million. This revenue source was not applicable to the years ended December 31, 2011 or 2010. We anticipate increased revenue in 2013 as we recognize a full year of revenue from this source and as we pursue and implement revenue enhancing activities that are in progress.

Investment and Other Income.  Investment and other income is comprised of fees earned from our management of the SWI Fund, as well as interest earned on certain notes receivable from a tenant for tenant improvements made on one of our operating properties. During the year ended December 31, 2012, investment and other income was $0.2 million, a decrease of $0.4 million, or 65.3%, from $0.6 million for the year ended December 31, 2011. The decrease in investments and other income is primarily attributable to reduced management and related fees from our management of the SWI Fund coupled with a reduction in the interest earned on the tenant note receivable resulting from principal paydowns during the year.

During the year ended December 31, 2011, investment and other income was $0.6 million, a decrease of $0.1 million, or 12.2%, from $0.6 million for the year ended December 31, 2010. The decrease in investments and other income was primarily attributable to reduced interest earned on the tenant note receivable resulting from principal paydowns during the year, which was offset by a full year of management-related fees earned on the SWI Fund.

Costs and Expenses

Expenses (dollars in thousands)
	Years Ended December 31,				Years Ended December 31,
Expenses:	2012	2011	$ Change	% Change	2011	2010	$ Change	% Change
Property Taxes for REO	$1,900	$2,159	$(259)	(12.0)%	$2,159	$2,049	$110	5.4%
Other Operating Expenses for REO	5,267	2,533	2,734	107.9%	2,533	2,317	216	9.3%
Professional Fees	5,307	7,201	(1,894)	(26.3)%	7,201	6,331	870	13.7%
Default and Related Expenses	1,317	767	550	71.7%	767	673	94	14.0%
General and Administrative Expenses	5,921	10,232	(4,311)	(42.1)%	10,232	3,720	6,512	175.1%
Organizational and Offering Costs	-	509	(509)	(100.0)%	509	6,149	(5,640)	(91.7)%
Interest Expense	15,216	9,842	5,374	54.6%	9,842	2,565	7,277	283.7%
Restructuring charges	-	204	(204)	(100.0)%	204	-	204	N/A
Depreciation and Amortization Expense	2,550	1,796	754	42.0%	1,796	1,473	323	21.9%
Loss (Gain) on Disposal of Assets	(989)	(201)	(788)	392.0%	(201)	1,209	(1,410)	(116.6)%
Settlement and Related Costs	2,563	1,357	1,206	88.9%	1,357	-	1,357	N/A
Provision for (Recovery of) Credit Losses	(2,121)	1,000	(3,121)	(312.1)%	1,000	47,454	(46,454)	(97.9)%
Impairment of REO	-	1,529	(1,529)	(100.0)%	1,529	46,856	(45,327)	(96.7)%
Total Costs and Expenses	$36,931	$38,928	$(1,997)	(5.1)%	$38,928	$120,796	$(81,868)	(67.8)%

Property Taxes for Real Estate Owned. During the year ended December 31, 2012, property taxes for REO assets were $1.9 million, a decrease of $0.3 million, or 12.0%, from $2.2 million for the year ended December 31, 2011. The decrease in property taxes for REO assets is primarily attributable to the recording of certain special assessment liabilities as of December 31, 2011 which were historically included as a component of property tax expense as those amounts became due.

During the year ended December 31, 2011, property taxes for REO assets were $2.2 million, an increase of $0.1 million, or 5.4%, from $2.0 million for the year ended December 31, 2010. The increase was attributable to the increasing number of properties acquired through foreclosures during these respective periods. We held 42, 41 and 39 REO properties at December 31, 2012, 2011 and 2010, respectively. We expect such costs and expenses to increase as we continue to exercise remedies on loans in default and to decrease as we dispose of real estate held for sale.

Other Operating Expenses for Real Estate Owned.    Such expenses include home owner association dues, utilities, and repairs and maintenance, as well as other direct costs pertaining to operating properties.  During the year ended December 31, 2012, other operating expenses for REO assets were $5.3 million, an increase $2.7 million from $2.5 million for the year ended December 31, 2011. The increase is primarily attributed to the foreclosure of new operating properties offset by a decrease in certain REO operating expenses resulting from asset sales. Specifically, $2.5 million was incurred by the golf course and food and beverage operation foreclosed in March 2012, as previously described.

During the year ended December 31, 2011, other operating expenses for REO assets were $2.5 million, an increase $0.2 million, or 9.3%, from $2.3 million for the year ended December 31, 2010. The increase in other operating expenses for REO assets was attributable to the increasing number of properties acquired through foreclosure. We expect such costs and expenses to increase as we continue to exercise remedies on loans in default and to decrease as we dispose of real estate held for sale.

Professional Fees.   Professional fees consist of the following: legal fees for enforcement, litigation, SEC reporting and other purposes; fees for external valuation services; fees paid for asset management services relating to portfolio management; fees for external accounting, audit and tax services; fees for strategic consulting services; fees for non-capitalized information technology costs; and other general consulting costs. During the year ended December 31, 2012, professional fees expense totaled $5.3 million, a decrease of $1.9 million, or 26.3%, from $7.2 million for the year ended December 31, 2011. The overall decrease in professional fees is primarily attributed to a settlement reached with a previous legal vendor that reduced the outstanding liability with the vendor and corresponding expense. This was offset by increases in professional fees to ITH Partners and NWRA in accordance with the related consulting agreements which commenced late in first and second quarters of 2011.

During the year ended December 31, 2011, professional fees expense was $7.2 million, an increase of $0.9 million, or 13.7%, from $6.3 million for the year ended December 31, 2010. The year over year increase is attributed principally to higher legal, strategic consulting and information technology consulting fees, offset by lower valuation costs, asset management fees, and lower accounting and audit costs. Also, certain costs that the Manager elected to pay in previous periods, such as public reporting costs, are borne by us effective June 2010 with the consummation of the Conversion Transactions.

Default and Related Expenses.   During the year ended December 31, 2012, default and related expenses were $1.3 million, an increase of $0.6 million, or 71.7%, from $0.8 million for the year ended December 31, 2011. The increase in default and related expenses is attributed to a more aggressive approach taken for loan enforcement and to pursue additional amounts from guarantors. During the year ended December 31, 2011, default and related expenses were $0.8 million, an increase of $0.1 million, or 14.0%, from $0.7 million for the year ended December 31, 2010. Default and related expenses vary based on the level of enforcement and number of defaults and foreclosures experienced by us in the related periods. However, a portion of other costs relating to defaults are included in professional fees.

General and Administrative Expenses.    In connection with the acquisition of the Manager effective June 18, 2010, we became responsible for various general and administrative expenses previously incurred by the Manager, including, but not limited to, rents, salaries and other operational costs.  During the year ended December 31, 2012, general and administrative expenses were $5.9 million, a decrease of $4.3 million, or 42.1%, from $10.2 million for the year ended December 31, 2011. The decrease is primarily attributed to certain non-recurring costs incurred during the year ended December 31, 2011 relating to the separation of our former CEO, including payments made or payable by us totaling $1.2 million under the terms of his separation agreement, as well as a charge of $1.2 million for the excess of the amount paid by an affiliate of NW Capital for the purchase of the common shares owned by the former CEO over the deemed fair value of the stock as determined by an independent valuation firm, which is recorded as compensation expense. In addition, we incurred $0.8 million in general and administrative and operating costs during the year ended December 31, 2011 relating to Infinet, an exploratory business venture which was abandoned effective December 31, 2011. Also, our rent expense decreased by approximately $0.4 million during the year ended December 31, 2012 compared to the year ended December 31, 2011 as a result of our exit of a previous office lease in the second quarter of 2012.

During the year ended December 31, 2011, general and administrative expenses were $10.2 million, an increase of $6.5 million from $3.7 million for the year ended December 31, 2010. The increase in general and administrative expenses is attributed to a full year of expenses in 2011 as compared to 2010, which reflects expenses incurred for the period June 18, 2010 (date of acquisition) through December 31, 2010. The approximate amount of fund-related expenses paid by the Manager (not included in the accompanying financial statements) was $2.7 million for the period January 1, 2010 through June 18, 2010 (date of acquisition). In addition, we incurred certain new and/or non-recurring costs incurred during the year ended December 31, 2011 as described above, including compensation charges to our former CEO, start-up and operating costs relating to Infinet, and stock-based compensation.

Organizational and Offering Costs. During the year ended December 31, 2010, we wrote-off all previously capitalized incremental and current costs totaling $6.1 million relating to a proposed initial public offering due to the indefinite postponement of that offering. Because the consummation of any prospective initial public offering is not probable in the near term, we expensed all such costs until we have a definitive timeline established for any prospective initial public offering. During the year ended December 31, 2011, we incurred organizational costs of approximately $0.3 million relating to the start-up of Infinet, an exploratory business venture and our wholly-owned subsidiary, and we incurred and wrote-off offering costs incurred totaling $0.2 million. No such costs were incurred during the years ended December 31, 2012.

Interest Expense.   Interest expense includes interest incurred in connection with the NW Capital loan and borrowings from various other lenders, and interest on past due property taxes. During the year ended December 31, 2012, interest expense was $15.2 million as compared to $9.8 million for the same period in 2011, an increase of $5.4 million, or 54.6%. The increase in interest expense reflects a full year of interest incurred on the $50.0 million NW Capital loan which closed in June 2011, interest on other new debt, as well as the amortization of the related deferred financing costs. In addition, the increase is attributed in part to the additional CFD and special assessment obligations that are now recorded as our liabilities as of December 31, 2011. During the year ended December 31, 2011, interest expense was $9.8 million as compared to $2.6 million for the year ended December 31, 2010, an increase of $7.3 million. The increase in interest expense is attributed to interest incurred on the $50.0 million NW Capital loan as well as the amortization of the related deferred financing costs, in addition to interest incurred on past due to property taxes. We expect interest expense to increase in 2013 as we anticipate securing additional leverage for investment, development and other purposes.

Restructuring Charges.  During the year ended December 31, 2011, the Company’s management approved a plan to undertake a series of actions to restructure its business operations in an effort to reduce operating expenses and refocus resources on pursuing other target market opportunities more closely in alignment with the Company’s revised business strategy. In connection with this plan, we recorded restructuring charges of $0.2 million during the year ended December 31, 2011. No such amounts were incurred in fiscal 2012 or 2010.

Depreciation and Amortization Expense.  During the year ended December 31, 2012, depreciation and amortization expenses was $2.6 million, an increase of $0.8 million, or 42.0% from $1.8 million for the year ended December 31, 2011. The increase is attributed to accelerated amortization on certain leasehold improvements abandoned in the second quarter of 2012, as well as depreciation recorded on operating property assets acquired through foreclosure in March 2012.

During the year ended December 31, 2011, depreciation and amortization expenses was $1.8 million, an increase of $0.3 million, or 21.9% from $1.5 million for the year ended December 31, 2010. The increase in 2011 depreciation is attributed to an adjustment to the estimated useful life of certain assets that resulted in an acceleration of depreciation for such assets.

Gain/Loss on Disposal of Assets.   During the year ended December 31, 2012, we sold eight REO assets (or portions thereof) for $17.2 million (net of selling costs) and one loan for $3.2 million (net of selling costs) resulting in a net gain of approximately $1.0 million. During the year ended December 31, 2011, we sold 14 loans and REO assets (or portions thereof) for $22.5 million (net of selling costs) and recognized a net gain of $0.2 million. During the year ended December 31, 2010, we sold ten loans and REO assets for $12.6 million (net of selling costs) and recognized a net loss of $1.2 million.

Settlement and Related Costs.   As described in note 15 of the accompanying consolidated financial statements, various disputes arose relating to the consent solicitation/prospectus used in connection with seeking member approval of the Conversion Transactions, and we were named in various lawsuits containing allegations and claims that fiduciary duties owed to Fund members and to the Fund were breached for various reasons. The claims were consolidated into the putative class action lawsuit captioned In re IMH Secured Loan Fund Unitholders Litigation pending in the Court of Chancery in the State of Delaware against us, certain affiliated and predecessor entities, and certain former and current of our officers and directors (“Fund Litigation”).

On January 31, 2012, we reached a tentative settlement in principle to resolve all claims asserted by the plaintiffs in the Fund Litigation, other than the claims of one plaintiff which were separately settled. The tentative settlement in principle, memorialized in a Memorandum of Understanding (“MOU”) previously filed with our 8-K dated February 6, 2012, is subject to certain class certification conditions, confirmatory discovery and final court approval (including a fairness hearing). The MOU contemplates a full release and settlement of all claims, other than the claims of the one non-settling plaintiff (against whom we are litigating separately), against us and the other defendants in connection with the claims made in the Fund Litigation. One of the key elements of the tentative settlement includes a cash deposit by us of $1.57 million into a settlement escrow account (less specified amounts to be held in a reserve escrow account for use by us to fund our defense costs for other unresolved litigation) which will be distributed (after payment of notice and administration costs and any amounts awarded by the Court for attorneys' fees and expense) to Class members in proportion to the number of our shares held by them as of June 23, 2010.

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

During the year ended December 31, 2012, we recorded settlement related costs of $2.6 million, an increase of $1.2 million, or 88.9%, from $1.4 million for the year ended December 31, 2011. The December 31, 2011 amount includes the amount of the cash payment required under the MOU of $1.57 million, net of related anticipated insurance proceeds of approximately $1.3 million, as well as legal and other professional fees incurred in connection with this matter. However, we have not included any other adjustments relating to the potential repurchase of stock in exchange for the issuance of convertible notes because the matter is still subject to the approval of the court (which is not assured) and because of the uncertainty of timing and of the GAAP based “fair value” determination of such securities as of the date of settlement. At the time that these amounts are estimable, we will record the appropriate amounts resulting from the resolution of this matter. We expect settlement and related costs to increase for additional professional fees and at the time that we are able to reasonably estimate the net settlement amount.

Provision for Credit Losses.    Asset values remain depressed in many areas where we have or had a security interest in collateral securing our loans, which resulted in significant non-cash provisions for credit losses during the year ended December 31, 2010, and to a lesser extent during the year ended December 31, 2011. For loan assets, we perform a valuation analysis of the underlying collateral to determine the extent of provisions for credit losses required for such assets. During the year ended December 31, 2012, we recorded for a recovery of prior credit losses totaling $2.1 million, consisting of a non-cash recovery of credit losses of $0.3 million and net recovery of credit losses of $1.8 million received in cash relating primarily to the collection of notes receivable from certain guarantors for which an allowance for credit loss had been previously recorded. Based on the valuation analysis performed on our loan portfolio during the years ended December 31, 2011 and 2010, we recorded provision for credit losses, net of recoveries, $1 million and $47.5 million, respectively.

Impairment of Real Estate Owned.  Similar to our loan collateral, the value of real estate owned has suffered similar declines in value during the years ended December 31, 2010, and to a lesser extent during the year ended December 31, 2011. For REO assets, we performed an analysis to determine the extent of impairment in valuation for such assets deemed to be other than temporary. Moreover, during the third quarter of 2010, we changed the classification of certain REO assets that were previously held for development to held for sale in connection with our new business strategy following the Conversion Transactions. Based on our analysis, during the years ended December 31, 2012, 2011 and 2010, we recorded impairment charges in the amount of $0, $1.5 million and $46.9 million, respectively.

Loan Originations, Loan Types, Borrowers, the Underwriting Process and Loan Monitoring

Lending Activities

As of December 31, 2012, our loan portfolio consisted of nine first mortgage loans with a carrying value of $73.3 million. In comparison, as of December 31, 2011, our loan portfolio consisted of 21 first mortgage loans with a carrying value of $108.2 million. Given the non-performing status of the majority of the loan portfolio and the suspension of significant lending activities, there has been limited loan activity during the year ended December 31, 2012. Except for the origination of two loans totaling $5.5 million relating to the financing of a portion of the sale of certain REO assets during 2012, no new loans were originated during the year ended December 31, 2012.  Similarly, we originated only three loans during 2011 totaling $8.0 million relating to the partial financing of the sale of certain REO assets. As of December 31, 2012 and 2011, the valuation allowance represented 41.3% and 56.7%, respectively, of the total outstanding loan principal and interest balances.

Lien Priority

Historically, all mortgage loans have been collateralized by first deeds of trust (mortgages) on real property, and generally include a personal guarantee by the principals of the borrower. Often the loans are secured by additional collateral. However, during 2010, we agreed to subordinate portions of our first lien mortgages to certain third-party lenders. As of December 31, 2012, there was an outstanding third-party loan totaling $17.7 million secured by a portion of our collateral that was superior to our lien position on one of our loans with an outstanding principal and accrued interest balance of $51.9 million. As of December 31, 2011, we had subordinated two first lien mortgages to third-party lenders in the amount of $20.4 million. The outstanding subordination with a balance of $17.7 million was granted in order to provide liquidity to the borrower to complete the construction of the project, an obligation for which we had been responsible under the original loan terms. Under the terms of the subordination agreement, we may purchase or pay off the loan to the third-party lender at par. The second subordination was subject to an intercreditor agreement which stipulated that the lender must notify us of any loan default or foreclosure proceedings, and we have the right, but not the obligation, to cure any event of default or to purchase the liens. During the year ended December 31, 2012, we paid off the second subordination in the amount of $1.2 million, which was treated as a protective advance under the loan, and foreclosed on the related loan. In addition, during the year ended December 31, 2011, we paid off one of the previous senior liens in the amount of $1.6 million on this loan, which was treated as a protective advance under the loan.

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

Mortgage Loan Sales

During the year ended December 31, 2012, we sold one mortgage loan at trustee sale for $3.2 million (net of selling costs), which approximated our carrying value and recognized no gain or loss on sale. During the year ended December 31, 2011, we sold seven mortgage loans for $13.2 million (net of selling costs), of which we financed $7.8 million, and recognized a loss on sale of $0.1 million.

Geographic Diversification

Our mortgage loans consist of loans where the primary collateral is located in Arizona, California, New Mexico and Utah. The concentration of our loan portfolio in Arizona and California, markets in which values have been severely impacted by the decline in the real estate market, totals 90.3% and 92.5% at December 31, 2012 and 2011, respectively. Since we have effectively stopped funding new loans, as a result of other factors, our ability to diversify our portfolio is significantly impaired.  The change in the geographic diversification of our loans is primarily attributed to the foreclosure and transfer of loans to REO assets.

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

Interest Rate Information

Our loan portfolio includes loans that carry variable and fixed interest rates. All variable interest rate loans are indexed to the Prime rate with interest rate floors. At December 31, 2012 and 2011, respectively, the Prime rate was 3.25% per annum.

Despite these interest rates, the majority of our existing loans are in non-accrual status. At December 31, 2012, two of our nine portfolio loans were performing and had an average principal balance of $2.5 million and a weighted average interest rate of 12.7%. At December 31, 2011, three of our 21 portfolio loans were performing and had an average principal balance of $2.4 million and a weighted average interest rate of 10.6%. For additional discussion regarding the impact of pro forma increases or decreases in the Prime rate, see “Quantitative and Qualitative Disclosures about Market Risk” located elsewhere in this Form 10-K.

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

We also classify loans into categories based on the underlying collateral’s projected end-use for purposes of identifying and managing loan concentration and associated risks. As of December 31, 2012, the original projected end-use of the collateral under our loans was comprised of 54.5% residential, 4.0% mixed-use and 41.5% commercial. As of December 31, 2011, the original projected end-use of the collateral under our loans was comprised of 46.5% residential, 31.4% mixed-use, 21.7% commercial and the balance for industrial.

With our suspension of the funding of new loans, the concentration of loans by type of collateral and end-use is expected to remain consistent within our current portfolio. As of December 31, 2012 and 2011, respectively, the change in concentration of loans by type of collateral and end-use was primarily a result of foreclosures of certain loans.

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

At December 31, 2012, the entire balance of the valuation allowance was attributable to residential-related projects. At December 31, 2011, approximately 60% of the valuation allowance was attributable to residential-related projects and 40% to mixed-use projects.

See “Note 5 – Mortgage Investments, Loan Participations and Loan Sales” in the accompanying consolidated financial statements and Part II, Item 6. - "Selected Financial Data" for additional information regarding the classification of our loan portfolio.

Changes in the Portfolio Profile — Scheduled Maturities

The outstanding principal and interest balance of mortgage loans, net of the valuation allowance, as of December 31, 2012, have scheduled maturity dates within the next several quarters as follows:

Quarter	Principal and Interest Amount	Percent
Matured	$119,416	95.6%
Q1 2013	540	0.4%
Q3 2013	4,941	4.0%
Total	124,897	100.0%

Less: Valuation Allowance	(51,600)

Net Carrying Value	$73,297

Of the total of matured loans as of December 31, 2012, approximately 15% of loan principal and interest matured during the year ended December 31, 2008, 6% matured during the year ended December 31, 2010 and 79% matured during the year ended December 31, 2012.

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

At December 31, 2012, we held total REO assets of $119.0 million, of which $43.0 million was held for development, $54.1 million was held for sale, and $21.9 million was held as operating property. At December 31, 2011, we held total REO assets of $101.5 million, of which $47.3 million was held for development, $34.6 million was held for sale, and $19.6 million was held as operating property. Such assets are located in California, Texas, Arizona, Minnesota, New Mexico and Idaho.

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

During the year ended December 31, 2012, we foreclosed on nine loans (resulting in eight property additions) and took title to the underlying collateral with net carrying values totaling $29.9 million as of December 31, 2011. During the year ended December 31, 2011, we foreclosed on 12 loans (resulting in 10 property additions) and took title to the underlying collateral with net carrying values totaling $13.7 million as of December 31, 2011. The number of REO property additions does not necessarily correspond directly to the number of loan foreclosures as some loans have multiple collateral pieces that are viewed as distinct REO projects or, alternatively, we may have foreclosed on multiple loans to one borrower relating to the same REO project.

REO Sales

We are periodically approached on an unsolicited basis by third parties expressing an interest in purchasing certain REO assets. However, except for those assets designated for sale, management had not developed or adopted any formal plan to dispose of these assets or such assets do not meet one or more of the GAAP criteria as being classified as held for sale (e.g., the anticipated disposition period may extend beyond one year). During the year ended December 31, 2012, we sold eight REO assets (or portions thereof) for $17.2 million (net of selling costs), of which we financed $5.5 million, for a gain of $1.0 million. During 2011, we sold seven REO assets (or portions thereof) for $9.4 million (net of selling costs), of which we financed $0.2 million, for a gain of $0.3 million. During the year ended December 31, 2010, we sold five REO assets or portions thereof for $6.9 million (net of selling costs), of which we financed $2.2 million, resulting in a gain on disposal of real estate of $1.2 million.

REO Planned Development

Costs related to the development or improvements of the real estate assets are generally capitalized and costs relating to holding the assets are generally charged to expense. Cash outlays for capitalized development costs totaled $1.2 million, $0.8 million and $1.6 million during the years ended December 31, 2012, 2011 and 2010, respectively. In addition, costs and expenses related to operating, holding and maintaining such properties (including property taxes), which are expensed and included in property taxes and other operating expenses for REO assets in the accompanying consolidated statements of operations, totaled approximately $7.2 million, $4.7 million and $4.4 million for the years ended December 31, 2012, 2011 and 2010, respectively. The nature and extent of future costs for such properties depends on the holding period of such assets, the level of development undertaken, our projected return on such holdings, our ability to raise funds required to develop such properties, the number of additional foreclosures and other factors. While our assets are generally available for sale, we continue to evaluate various alternatives for the ultimate disposition of these investments, including partial or complete development of the properties prior to sale or disposal of the properties on an as-is basis.

REO Classification

As of December 31, 2012, approximately 42% of our REO assets were originally projected for development of residential real estate, 32% was scheduled for mixed-used real estate development, and 26% was planned for commercial or industrial use. As of December 31, 2011, approximately 46% of our REO assets were originally projected for development of residential real estate, 18% was scheduled for mixed-used real estate development, and 36% was planned for commercial or industrial use. We are continuing to evaluate our use and disposition options with respect to these projects. The real estate held for sale consists of improved and unimproved residential lots, completed residential units and completed commercial properties located in California, Arizona, Texas, New Mexico and Idaho.

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

Important Relationships Between Capital Resources and Results of Operations

Summary of Existing Loans in Default

We have continued to experience loan defaults as a result of depressed real estate market conditions and lack of takeout financing in the marketplace. Loans in default may encompass both non-accrual loans and loans for which we are still accruing income, but are delinquent as to the payment of accrued interest or are past scheduled maturity. At December 31, 2012, seven of our nine loans with a carrying value of $67.8 million were in default, all of which were past their respective scheduled maturity dates. At December 31, 2011, 18 of our 21 loans with carrying values totaling $100.8 million were in default, of which 16 were past their respective scheduled maturity dates as of December 31, 2011, and the remaining two loans which were deemed non-performing based on the value of the underlying collateral in relation to the respective carrying value of the loans. In light of current economic conditions and in the absence of a recovery of the credit markets, it is anticipated that many, if not most, loans with scheduled maturities within one year will not be paid off at the scheduled maturity.

Of the 18 loans that were in default at December 31, 2011, seven of these loans remained in default status as of December 31, 2012, nine such loans were foreclosed upon, and one loan was sold and one loan was written off during the year ended December 31, 2012.

We are exercising enforcement action which could lead to foreclosure upon six of the seven loans in default.  While we have not completed foreclosure on any such loans subsequent to December 31, 2012, as described in note 16, we have entered into an agreement to potentially acquire assets from a borrower group in satisfaction of the related loans with a net carrying value of approximately $60.2 million at December 31, 2012.  The timing of foreclosure on the remaining loans is dependent on several factors including applicable states statutes, potential bankruptcy filings by the borrowers, our ability to negotiate a deed-in-lieu of foreclosure and other factors. We are continuing to work with the borrower with respect to the remaining one loan in default in order to seek to maintain the entitlements on the related project and, thus, the value of our existing collateral. These negotiations may result in a modification of the existing loan.

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

Similarly, REO assets that are classified as held for sale are measured at the lower of carrying amount or fair value, less estimated cost to sell. REO assets that are classified as held for development or as operating properties are considered “held and used” and are evaluated for impairment when circumstances indicate that the carrying amount exceeds the sum of the undiscounted net cash flows expected to result from the development and eventual disposition of the asset.  If an asset is considered impaired, an impairment loss is recognized for the difference between the asset’s carrying amount and its fair value, less estimated cost to sell. If we elect to change the disposition strategy for our real estate held for development, and such assets were deemed to be held for sale, we would likely record additional impairment charges, and the amounts could be significant.

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

Factors Affecting Valuation

During the year ended December 31, 2012, we performed both a macro analysis of market trends and economic estimates, as well as a detailed analysis on selected significant loan and REO assets. As described more fully below, while market confidence appears to be improving in numerous markets in which our assets are located as evidenced by some improvement in sales activity and pricing, there remains continuing uncertainty concerning the general economy and, accordingly, we consider these increases in pricing trends to be fragile. The updated information and our analysis indicate improving real estate market conditions, fewer foreclosures, increased consumer spending, shrinking residential inventory, modestly improved levels of unemployment, limited job growth and improving real estate values, a positive but albeit moderate improvement from such indications provided as of December 31, 2011.

As such, we expect housing demand and real estate in general to continue to improve over the short-term but do not expect that it will likely improve markedly until the general economy strengthens, the housing market shows a longer trend of ongoing recovery, and a clear fiscal policy is defined and adopted by the administration.

Selection of Single Best Estimate of Value

As previously described, we have historically obtained periodic valuation reports from third-party valuation specialists, consultants and/or from our internal asset management departments for the underlying collateral of our loans and REO held for sale. The results of our valuation efforts generally provide a range of values for the collateral valued rather than a single point estimate because of variances in the potential value indicated from the available sources of market participant information. The selection of a value from within a range of values depends upon general overall market conditions as well as specific market conditions for each property valued and its stage of entitlement or development. In addition to third-party valuation reports, we utilize recently received bona fide purchase offers from independent third-party market participants that may be outside of the range of values indicated by the third-party specialist report. In selecting the single best estimate of value, we consider the information in the valuation reports, credible purchase offers received, as well as multiple observable and unobservable inputs as described below.

December 31, 2012 Selection of Single Best Estimate of Value

In determining the single best estimate of value for the December 30, 2012 valuation analysis, in our judgment, recent market participant information and other economic data points generally have improved since December 31, 2011. However, there are other offsetting factors that we have considered.

In addition to analyzing local market conditions in areas where our real estate assets are located, we also consider national and local market information, trends and other data to further support our asset values.

During the period ended December 30, 2012, we noted several improving trends in US real estate markets. Certain sources indicated that on a national level, 2012 was the best year for residential construction since the housing bust. In 2012, builders started new homes at the fastest pace since 2008, breaking ground on 780,000 homes, a 28.1% jump compared to the prior year. The National Association of Home Builders Market Index was 47 at 12/31/12, an improvement of 26 points from the Home Builders Market Index of 21 at 12/31/11, and its highest level since May 2006. The National Association of Home Builders Market Index is a seasonally-adjusted index based on a monthly survey of home builders of single-family detached home and is comprised of three survey components: present sales, six month sales expectations and traffic of prospective buyers. The index results range between one and 100, with one being the worst and 100 being the best. An index level of 50 indicates that home builders view sales conditions as equally good as poor.

The near record low rates for 30-year mortgages are expected to lure buyers to continue to the recovery. Nevertheless, lenders have continued to employ strict lending guidelines making it difficult for many consumers to qualify for mortgages to take advantage of the low rates. The recovering economy, improving employment conditions, reinvigorated consumer confidence and record low mortgages have helped fuel the recovery. The congressional effort to avert tax increases and spending cuts also had a positive effect as customers sought to secure money before lawmakers made a decision.

Despite the looming fiscal cliff, growth in the U.S. economy strengthened over the fourth quarter of 2012. The U.S. economy has regained nearly 4.8 million jobs since bottoming out in February of 2010, or 54.4% of the jobs lost over the recession. To support continued progress toward maximum employment and price stability, the Federal Reserve has indicated that it expects to continue its highly accommodative monetary policy stance for a considerable time after the economic recovery strengthens, and that it is likely to keep its short-term federal funds target range within the current range of zero to 0.25% until at least 2014. Nevertheless, the slow pace of job creation remains the primary challenge facing politicians and economists, and businesses will likely remain reluctant to expand payrolls unless necessary until an increase in optimism creates a greater willingness to take risk. Unemployment remains stubbornly high at 7.8% in December 2012. Based on current employment trends, it may take an additional 2.2 years to return to pre-recession employment levels.

Moreover, challenges still exist in the commercial mortgage-backed securities (CMBS) market in the near term with the maturation of $24.0 billion in securitized loans originated in 2007. Many of these loans were underwritten to pro forma income and have experienced substantial declines in value. Despite potentially serious obstacles in the coming months, our sources indicate positive momentum is likely to remain in the market although uncertain economic and political conditions will likely maintain a sense of caution among investors.

Based on our findings and those of our consultants, many market participants lack confidence in our current federal administration’s ability to reach bi-partisan agreement on matters that directly affect the economy and the real estate industry as a whole. The near-term economic threat is the “fiscal cliff,” which could bring increased federal income, dividend and capital-gains tax rates coupled with sequestration to many discretionary government programs. Many experts agree that, given the fragile state of the economy, increasing tax burdens may drive the economy back into recession and lead to increased unemployment rates, a reduction in the gross domestic product and a decline in investment. Barring an agreement, this projection spotlights the likelihood the real estate industry could potentially be impacted by participants returning to a “wait and see” approach as consumer confidence and spending are curtailed. Moreover, internationally, monetary policy, fiscal consolidation and stressed financial systems have created a general feeling of uncertainty about the ability of European policy makers to control the Euro crisis.

The above observable inputs combined with others and management’s specific knowledge related to marketing activity surrounding the loan’s collateral have resulted in the movement of collateral valuation expectations to the lower end of the determinable range.  As noted above, despite the positive movement in several economic indicators, market participant data and other third-party sources referenced, there is still a fair amount of uncertainty about the strength of the recovery. As such, we maintain a cautious optimism about the value of our loan collateral and REO. This assessment is further supported by our ongoing difficulties in selling various assets above their carrying values, despite our marketing efforts. Management’s confidence in the ability to sell existing assets at a price above the low end of the range has been further eroded by the offerors often re-negotiating the pricing of assets after completing their due diligence.

As a result, in our judgment, for each of our loans not supported by recent bona fide independent third-party purchase offers or those assets which were supported by specific circumstances in using a basis other than the low end value, management concluded that the values at the low end of the range were more representative of fair values than any other point in the range given the on-going bleak market conditions. In management’s judgment, this point in the value range was deemed to be the best estimate of fair value, less estimated costs to sell, for purposes of determining impairment losses as of December 31, 2012.  In addition, management continues to monitor both macro and micro-economic conditions through the date of filing of its quarterly financial statements to determine the impact of any significant changes that may have a material impact on the fair value of our loans or related collateral.

As such, for purposes of determining the adequacy of the valuation allowance for our nine loans as of December 31, 2012, we used the high end of the valuation range for only one asset, a midpoint within the value range for one asset, and the low end value for remaining seven assets. For purposes of determining the adequacy of the valuation allowance for our 23 REO assets held for sale as of December 31, 2012, we used the high end of the valuation range for four REO assets, the mid valuation range for one REO asset, and the low end value for remaining 12 assets. Our selection within the range was based on the geographic location, entitlement status, and quality of the collateral or REO, and financial strength of the related borrowers (as applicable). For the remaining six REO assets, our estimates of fair value were based on independent third-party market participant purchase offers on those specific assets, which collectively were in excess of the high end range of fair value indicated in the most recent third-party valuation reports or internal analysis by approximately $3.3 million.

December 31, 2011 Selection of Single Best Estimate

In determining the single best estimate of value for the December 31, 2011 valuation analysis, in our judgment, market participant information and other economic data points generally had not changed significantly since December 31, 2010. As a result of the ongoing challenges related to the residential real estate marketplace, the likely buyer of such real estate tends to be an investor seeking to acquire lots at heavily discounted prices, with the intent of holding such property for an intermediate to long-term period, speculating on the rebound of the housing market and eventual need for newly constructed housing. In addition to analyzing local market conditions in areas where our real estate assets are located, we also consider national and local market information, trends and other data to further support our asset values.

As of December 31, 2011, we believed the above observable inputs combined with other observable and unobservable inputs and management’s specific knowledge related to marketing activity surrounding the underlying real estate assets have generally resulted in the utilization of values at the lower end of the valuation range. Management’s confidence in the ability to sell existing assets at a price above the low end of the range continued to be tempered by the continuing difficult market conditions. As a result, in our judgment, for each of our real estate assets not supported by recent bona fide independent third-party purchase offers or those assets which were supported by specific circumstances in using a basis other than the low end value, several economic indicators, market participant data and other third-party sources referenced provide evidence that the breadth and depth of the real estate and economic downturn has continued to be wider and deeper than previously estimated. Accordingly, with the exception of specific assets, management generally considered the low end of the range to be most representative of fair value, less estimated cost to sell, based on current market conditions at December 31, 2011, consistent with prior reporting periods.

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

Valuation Conclusions

Based on the results of our evaluation and analysis, we recorded a non-cash recovery of credit losses of $0.3 million on our loan portfolio and no impairment charges in the value of REO held for sale during the year ended December 31, 2012. In addition, we recorded an additional net recovery of credit losses of $1.8 million received in cash relating to the collection of notes receivable from certain guarantors for which an allowance for credit loss had been previously recorded and for other amounts collected. For the years ended December 31, 2011 and 2010, we recorded provisions for credit losses, net of recoveries, of $1.0 million and $47.5 million, respectively. The provision for credit loss recorded during the year ended December 31, 2011 was primarily attributed to one of our larger loans secured by a hospitality asset that experienced a significant decrease in operating performance. However, based on our analysis, since this is our only loan secured by a hospitality asset, we do not believe the decline in related value should extend nor be extrapolated to our other real estate assets.

As of December 31, 2012, the valuation allowance totaled $51.6 million, representing 41.3% of the total outstanding loan principal and accrued interest balances. As of December 31, 2011, the valuation allowance totaled $141.7 million, representing 56.7% of the total outstanding loan principal and accrued interest balances. The reduction in the valuation allowance in total and as a percentage of loan principal and interest is primarily attributed to the transfer of the valuation allowance associated with loans on which we foreclosed and the resulting charge off of valuation allowance on loans sold during the respective years.

In addition, during the years ended December 31, 2012, 2011 and 2010, we recorded impairment charges of $0, $1.5 million and $46.9 million, respectively, relating to the further write-down of certain real estate acquired through foreclosure during the respective periods.

With the existing valuation allowance recorded as of December 31, 2012, we believe that, as of that date, the fair value of our loans and REO assets held for sale is adequate in relation to the net carrying value of the related assets and that no additional valuation allowance is considered necessary. While the above results reflect management’s assessment of fair value as of December 31, 2012 and 2011 based on currently available data, we will continue to evaluate our loans in fiscal 2012 and beyond to determine the adequacy and appropriateness of the valuation allowance and to update our loan-to-value ratios. Depending on market conditions, such updates may yield materially different values and potentially increase or decrease the valuation allowance for loans or impairment charges for REO assets.

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

We recorded no impairment charges during the year ended December 31, 2012. We recorded $1.5 million and $46.9 million relating to the impairment in value of REO assets deemed to be other than temporary impairment during the years ended December 31, 2011 and 2010, respectively. The impairment charges in 2010 were primarily a result of a change in management’s disposition strategy for selected REO assets from a development approach to a disposal approach based on recent values consistent with the change in business strategy resulting from the Conversion Transactions. In 2011, the impairment charges were primarily to adjust the fair value of our REO held for sale.

If we elected to change the disposition strategy for our real estate held for development or our operating properties, and such assets were classified as held for sale, we might be required to record additional impairment charges, although such amounts are not expected to be significant based on the previous impairment adjustments recorded. As of December 31, 2012 and 2011, approximately 94% and 93%, respectively, of our REO carrying value assets were based on an “as is” valuation while only 6% and 7%, respectively, were valued on an “as developed” basis. We believe the estimated net realizable values of such properties equal or exceed the current carrying values of our investment in the properties as of December 31, 2012.

See “Note 6 – Operating Properties and Real Estate Held for Development or Sale” in the accompanying consolidated financial statements for procedures performed in estimating the amount of undiscounted cash flows for REO held for development and in determining the level of additional development we expect to undertake for each project and for further information regarding our REO assets.

Leverage to Enhance Portfolio Yields

We have not historically employed a significant amount of leverage to enhance our investment yield. However, we have recently secured a certain debt when deemed beneficial, if not necessary, and may employ additional leverage in the future as deemed appropriate.

Current and Anticipated Borrowings

On June 7, 2011, we entered into and closed funding of a $50.0 million senior secured convertible loan with NW Capital. The loan matures on June 6, 2016 and bears interest at a rate of 17% per year. The lender elected to defer all interest due through December 7, 2011 and 5% of the interest accrued from December 8, 2011 to December 31, 2011. Thereafter, the lender, at its sole option, may make an annual election to defer a portion of interest due representing 5% of the total accrued interest amount, with the balance (12%) payable in cash. The lender made its election to defer the 5% portion for the year ended December 31, 2012 and for the year ending December 31, 2013. Deferred interest is capitalized and added to the outstanding loan balance on a quarterly basis. As of December 31, 2012 and 2011, deferred interest added to the principal balance of the convertible note totaled $7.4 million and $4.6 million, respectively. Interest is payable quarterly in arrears beginning on January 1, 2012, and thereafter each April, July, October and January during the term of the loan.

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

The proceeds from the loan may be used: for working capital and funding our other general business needs; for certain obligations with respect to our real property owned, and, as applicable, the development, redevelopment and construction with respect to certain of such properties; for certain obligations with respect to, and to enforce certain rights under, the collateral for our loans; to originate and acquire mortgage loans or other investments; to pay costs and expenses incurred in connection with the convertible loan; and for such other purposes as may be approved by NW Capital in its discretion. See “Note 9 – Notes Payable” in the accompanying consolidated financial statements for additional information regarding this loan.

Potential Litigation Settlement Debt Issuance

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

Other Notes Payable Activity

In January 2010, we entered into a settlement agreement with respect to litigation involving the responsibility and ownership of certain golf club memberships attributable to certain property acquired through foreclosure. Under the terms of the settlement agreement, we agreed to execute two promissory notes for the golf club memberships totaling $5.3 million. The notes are secured by the security interest on the related lots, are non-interest bearing and matured on December 31, 2012. Due to the non-interest bearing nature of the loans, in accordance with applicable accounting guidance, we imputed interest on the notes at our incremental borrowing rate of 12% per annum and recorded the notes net of the discount. The discount was being amortized to interest expense over the term of the notes and totaled approximately $0.6 million, $0.5 million and $0.1 million for the years ended December 31, 2012, 2011 and 2010, respectively. During the year ended December 31, 2012, we made a principal payment $90,000 under the note of in connection with the sale of a residential lot. At December 31, 2012 and 2011, the net principal balance of the notes payable was $5.2 million and $4.7 million, respectively. The notes are secured by certain REO assets that have a carrying value of approximately $4.8 million as of December 31, 2012. During the year ended December 31, 2012, we defaulted for strategic reasons on the terms of an agreement related to the loan, which resulted in an acceleration of the maturity date of such debt. The lender filed a notice of delinquency and a notice of trustee sale was scheduled for June 12, 2012. The subsidiary that owns these assets was placed into bankruptcy which stayed the trustee sale. Management is currently working with the bankruptcy court and related creditors to evaluate available options. In addition, since this strategic default and bankruptcy constituted an event of default under the NW Capital loan, management obtained a waiver from NW Capital regarding this action.

During the year ended December 31, 2012, we entered into a note payable with a bank in the amount of $0.85 million in connection with the acquisition of certain land situated adjacent to another property owned by us. The note payable is secured by the land purchased, bears interest at the annual rate of 4% and matures in September 2015. We obtained approval from NW Capital for this new indebtedness. The note requires interest only payments through September 2013, with principal and interest payments commencing in October 2013 through maturity.

CFD and Special Assessment Obligations

As described in note 2 of the accompanying consolidated financial statements, we restated the December 31, 2011 notes payable balance to reflect certain obligations assumed for the allocated share of CFD special revenue bonds and special assessments totaling approximately $6.0 million secured by certain real estate acquired through foreclosure in prior years. These obligations are described below.

One of the CFD obligations had an outstanding balance of approximately $3.7 million as of December 31, 2012 and 2011 and has an amortization period that extends through April 30, 2030, with an annual interest rate ranging from 5% to 6%. The CFD obligation is secured by certain real estate held for sale consisting of 171 acres of unentitled land located in Buckeye, Arizona which has a carrying value of approximately $5.2 million at December 31, 2012. During the year ended December 31, 2012, we recorded interest expense of $0.2 million related to this obligation. In addition, during the year ended December 31, 2012 we defaulted for strategic reasons on the obligation payment due and the taxing authority filed a notice of potential sale of the related real estate. The subsidiary that owns these assets was placed into bankruptcy which stayed the trustee sale. Management is currently working with the bankruptcy court and related creditors to evaluate available options. In addition, since this strategic default and bankruptcy constituted an event of default under the NW Capital loan, management obtained a waiver from NW Capital regarding this action.

The other CFD obligations are comprised of a series of special assessments that collectively had an outstanding balance of approximately $2.3 million as of December 31, 2012 and 2011. The CFD obligations have amortization periods that extend through 2022, with annual interest rates ranging from 6% to 7.5%. During the year ended December 31, 2012, we recorded interest expense of $0.1 million related to this obligation. The CFD obligations are secured by certain real estate held for development consisting of 15 acres of unentitled land located in Dakota County, Minnesota which has a carrying value of approximately $6.2 million at December 31, 2012. Such real estate assets are owned by a wholly-owned subsidiary of the Company.

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

See Note 9 – “Debt, Notes Payable, and Special Assessment Obligations” in the accompanying consolidated financial statements for further information regarding notes payable activity.

Borrowing Subsequent to December 31, 2012

Subsequent to December 31, 2012, we secured financing of $10 million that is secured by certain REO assets with a carrying value of $24.4 million at December 31, 2012. The note payable bears annual interest of 12%, with required monthly payments of interest and the outstanding principal due at maturity. The note matures in February 2014 and may be extended for two additional six month terms. We obtained a release from NW Capital to secure this debt.

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

Liquidity and Capital Resources

We require liquidity and capital resources to acquire and originate our target assets, as well as for costs, expenses and general working capital needs, including maintenance and development costs for REO assets, professional fees, general and administrative operating costs, loan enforcement costs, interest expense on the NW Capital loan (or preferred dividends upon conversion), litigation settlement and related costs, repayment of principal on borrowings and other costs and expenses. We also may require liquidity if we choose to redeem up to 838,448 shares of our Class C common stock in an initial public offering, less underwriting discounts and commissions, and subject to availability of legally distributable funds, to pay a one-time special dividend in respect to our Class B common stock, as well as the payment of any future dividends or other distributions we might declare. We expect our primary sources of liquidity over the next twelve months to consist of the net proceeds from the NW Capital loan (the remaining balance of which is held as restricted cash) and proceeds from the disposition of a portion of our existing assets. However, given the lack of significant sales activity experienced and the actual prices that may be realized from the sale of loans and REO assets, the disposition of these assets may not be realized as anticipated. We expect to redeploy these proceeds to acquire our target assets, which will generate periodic liquidity from cash flows from dispositions of these assets through sales and interest income. In addition to the net proceeds of the NW Capital loan (the remaining balance of which is held as restricted cash) and the disposition of our existing portfolio of loans and REO assets, we expect to address our liquidity needs by periodically accessing the capital markets, lines of credit and credit facilities or pursuing other available alternatives which may become available to us, subject to the restrictions provided under the NW Capital loan agreement. We discuss our capital requirements and sources of liquidity in further detail below.

Financial Statement Presentation and Liquidity

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. Due to unprecedented dislocations in the real estate and capital markets in recent years, we have experienced a significant reduction in loan payoffs from borrowers and an increase in delinquencies, non-performing loans and REO assets, resulting in a substantial reduction in our historical cash flows. We have taken a number of measures to provide liquidity, including, among other things, securing financing from the NW Capital loan and other borrowings, engaging in efforts to sell whole loans and participate interests in our loans, and to dispose of certain real estate. We have also consummated the Conversion Transactions in an effort to ultimately position us for an initial public offering, the net proceeds of which will help us in addressing our liquidity needs. In addition, we expect to continue to pursue the sale of a substantial portion of our existing REO assets and loans in order to assist us in addressing our liquidity needs and re-commence investing activities.

We engaged NWRA and other consultants to provide asset management services, and have explored various options, including the pledging of loans in exchange for borrowings from commercial banks or private investment funds, and the possibility of private or public equity or debt offerings. During 2012 and 2011, we have seen an increased level of market activity and unsolicited offers received from interested third parties to purchase our assets. To date, we have closed a limited number of these liquidity transactions due to the continued disruptions in the real estate-related credit markets. However, we have sold a sufficient number of assets to continue operating the business and administrating the loans and real estate. The sales of such assets thus far have been primarily based on distressed valuation pricing because of the substantial supply of assets in the market. In March 2011, we entered into an agreement with NWRA to provide a diagnostic review of us and our existing assets, the development and, subject to our review, modification and approval of recommended actions, implementation of a plan for originating, analyzing and closing new investment transactions, and an assessment of our business and capital market alternatives.

In addition, we received $50 million in debt financing from NW Capital to allow us the time and resources necessary to meet liquidity requirements, to dispose of assets in a reasonable manner and on terms more favorable to us, and to help us develop our long-term strategy. However, the lack of a complete recovery of the economy, and of the real estate, credit, and other markets continue to present a challenging environment. As a result, while we were successful in securing $50 million in financing from the NW Capital loan, there is no assurance that we will be successful in selling existing real estate assets or implementing our investment strategy in a timely manner in order to sufficiently fund on-going operations or obtain additional financing if needed, and if available, there are no assurances that the financing will be at commercially acceptable terms or permitted by NW Capital. Our failure to generate sustainable earning assets may have a further adverse effect on our business, results of operations and financial position.

Requirements for Liquidity

We expect our primary sources of liquidity over the next twelve months to consist of the net proceeds generated by the NW Capital loan (the remaining balance of which is held as restricted cash) and the disposition of a portion of our existing loan and REO assets. However, there can be no assurance that we will be able to dispose of existing assets held for sale at the prices sought or in the timeframe anticipated. We anticipate redeploying these proceeds to acquire our target assets, which will generate periodic liquidity from current investment earnings, as well as cash flows from dispositions of these assets through sale and loan participations. A summary of our capital requirements and sources of liquidity is presented and discussed below (amounts in thousands).

Sources of Liquidity
Cash and Restricted Cash Utilized	$11,800
Sale of Loans and REO Assets	68,500
Proceeds from Borrowings	10,000
Revenue from Current Operating Properties	5,000
Mortgage and Other Investment Income	4,600
Proceeds from Mortgage Payments	5,500

Total	$105,400

Requirements for Liquidity
Investments	$(36,300)
Development of REO and capitalized costs	(31,000)
Interest on Borrowings	(12,100)
Repayment of Borrowings	(5,700)
Professional Fees	(6,000)
Operating Expenses for REO	(4,700)
Real Estates Taxes on REO	(2,100)
General and Administrative Expenses	(7,100)
Dividends to Stockholders	(400)

Total	$(105,400)

The information in the preceding table constitutes forward-looking information and is subject to a number of risks and uncertainties, including those set forth under the heading entitled “Risk Factors,” which may cause our sources and requirements for liquidity to differ from those estimates. To the extent that the net proceeds from the sources of liquidity reflected in foregoing table are not realized in the amount or time-frame anticipated, the shortfall would reduce the timing and amount of our ability to undertake and consummate the acquisition of target assets by a corresponding amount.

Loan Fundings and Investments

We require adequate liquidity to acquire our target assets and fund loan advances to the borrowers. We anticipate that our existing cash and cash equivalents and restricted cash, coupled with the cash generated from the disposition of selected assets and proceeds from borrowings, after deducting operating and reserve funds, will be available for funding REO development costs, repayment of principal on certain borrowings and for investment in our target assets, which is assumed to be redeployed evenly over the 12-month period into income-producing assets. Based on our assumptions, we anticipate acquiring $36.3 million of target assets over the next 12 months. Subsequent to December 31, 2012, we entered into a limited liability agreement to form a joint venture with unrelated parties for the purpose of acquiring a multi-family portfolio comprised of 14 apartment communities across six states, which will be managed by a third party, national firm, specializing in multi-family assets. Under the terms of the joint venture agreement, we contributed $15 million through one of our wholly-owned subsidiaries that holds the status of a preferred member. Under the terms of the joint venture agreement, we are also entitled to a 15% annualized return on our $15 million preferred equity investment, and we are further entitled to an exit fee equal to 1.5% of the fair market value of the portfolio assets of the joint venture at the two year preferred equity redemption date. Additionally, we will retain a 15% carried interest in the profits of the entire investment portfolio of the joint venture, after payment of the preferred returns to us and similar preferred returns of non-IMHFC members. In addition, we are entitled to effectively receive all free cash flow of the joint venture until we receive the entirety of our preferred equity investment and any accrued and unpaid preferred return amounts. Other than this investment, we have not identified specific assets to acquire, but as discussed in Business — Our Target Assets, our acquisition of the target assets will be facilitated by our access to an extensive pipeline of industry relationships, our localized market expertise, our experienced management team, our strong underwriting capabilities and our market driven investment strategy.

We have no loan funding requirements for our remaining existing legacy loan portfolio. Accordingly, we expect our requirements for funds to acquire commercial mortgage loans and other investments to increase as we focus more on this asset class as discussed in “Business — Our Target Assets.” To the extent, we fund less than the full face amount of a mortgage loan investment, we may be required to provide for future disbursements for construction, development, and interest. As is customary in the commercial lending business, our loan terms typically require the establishment of funded or unfunded interest reserves which are included as part of the note commitment and considered in the loan to value ratios at the time of underwriting. In some cases, the borrower may elect to pay interest from its own sources. On certain loans, upon their initial funding, the reserve for future interest payments is deposited into a controlled disbursement account in the name of the borrower for our benefit. These accounts, which are held in the name of the borrowers, are not included in the consolidated balance sheets. At December 31, 2012 and 2011, none of our borrowers had established funded or unfunded interest reserves and were obligated to pay interest from their own alternative sources. There were no future lending commitments as of December 31, 2012.

During the years ended December 31, 2012 and 2011, no mortgage interest was satisfied by the use of unfunded interest reserves. During the year ended December 31, 2010, mortgage loan interest satisfied by the use of unfunded interest reserves was $26,000, or 1.8% of total mortgage loan interest income for the year. During the years ended December 31, 2012, 2011 and 2010, mortgage loan interest satisfied by the use of funded interest reserves was $0, $0.1 million (6.0%) and $0.1 million (6.3%), respectively, of total mortgage loan interest income for each year.

At December 31, 2012 and 2011, approximately 87% and 85%, respectively, of our total assets consisted of mortgage loans and REO assets and operating properties. Until appropriate investments can be identified, our management may invest excess cash in interest-bearing, short-term investments, including money market accounts and/or U.S. treasury securities.

Asset Management Carrying Costs, Maintenance and Development Costs for Real Estate Owned and Operating Properties

We require liquidity to pay costs and fees to preserve and protect our loan collateral and the real estate we own. Operating properties and real estate held for development or sale consists primarily of properties acquired as a result of foreclosure. At December 31, 2012 and 2011, our REO assets were comprised of 42 properties and 41 properties, respectively, with carrying values of $119.0 million and $101.5 million, respectively. Costs related to the development or improvements of the real estate assets are generally capitalized and costs relating to holding the assets are generally charged to expense. Cash outlays for capitalized development costs totaled $1.2 million, $0.8 million and $1.6 million during the years ended December 31, 2012, 2011 and 2010, respectively. In addition, costs and expenses related to operating, holding and maintaining such properties (including property taxes), which are expensed and included in operating expenses for REO assets in the accompanying consolidated statement of operations, totaled approximately $7.2 million, $4.7 million and $4.4 million for the years ended December 31, 2012, 2011 and 2010, respectively.

During the year ended December 31, 2012, we entered into two development services agreements with a third party developer to manage the development of certain existing real estate we own with a combined carrying value of $10.9 million at December 31, 2012. One such project, when completed, is expected to consist of a 332-unit multi-family residential housing complex and a retail component located in Apple Valley, Minnesota. The estimated project development costs for this project are expected to total approximately $55.7 million, for which we are seeking approximately $39.0 million in third party financing (but have not factored into the preceding table due to its uncertainty). The second project, when completed, is expected to consist of a 600-bed student housing complex located in Tempe, Arizona. The estimated project development costs for this project are expected to total approximately $51.7 million, for which we are seeking approximately $36.0 million in third party financing (but have not factored into the preceding table due to its uncertainty). We may seek to obtain a joint venture partner(s) for either or both of these projects to meet minimum equity requirements.

The terms of each of the development services agreements are very similar in nature. Under each of the agreements, the developer is entitled a predevelopment services fee not to exceed $150,000, a development services fee equal to 3.0% of the total project cost less an agreed-upon land basis ($3.3 million and $5.0 million, respectively), as well a post-development services fee. The post development services fee will consist of a profit participation upon sale of the projects ranging from 7% to 10% of the profit, depending the amount and timing of projects’ completion and sale. Alternatively, if the projects are not sold, the post-development services fee will based on the fair market value of the project as of the date not earlier than 15 months following the achievement of 90% occupancy for each of the projects. The agreement is in effect until the fifth anniversary of the substantial completion of the project, as defined. If we elect not to proceed with the project prior to our acceptance of the development authorization notice, the agreement is cancelable by us with 30 day notice by us, subject to full payment of the predevelopment services fee and any budgeted and approved costs incurred. During the year ended December 31, 2012, we paid the third party developer $125,000 of the predevelopment fees due under these arrangements.

Subsequent to December 31, 2012, we secured final approval of certain incentive agreements with local government authorities to proceed with the development of the multifamily residential project in Apple Valley, Minnesota. We are currently awaiting final approval by the local government authorities to proceed with the student housing development in Tempe, AZ.

Based on our existing REO assets and anticipated dispositions, we expect to incur approximately $4.7 million annually relating to the on-going operations and maintenance of such assets in 2013, as well as property taxes of $2.1 million. Additionally, based on the assumed timing and amount of our anticipated liquidity sources, we anticipate spending approximately $31.0 million over the next 12 month period in connection with our development of REO assets held for development and other fixed asset purchases. However, the nature and extent of future costs for such properties depends on the level of development undertaken, our ability to obtain construction financing, the number of additional foreclosures and other factors.

Professional Fees, Default and Related Expenses and Settlement and Related Costs

We require liquidity to pay for professional fees which consist of outside consulting expenses for a variety of legal services for default, enforcement and litigation, asset management fees, audit fees for public reporting related expenses, and valuation services. During the years ended December 31, 2012, 2011 and 2010, professional fee expense totaled approximately $5.3 million, $7.2 million and $6.3 million, respectively, and default and related expenses totaled $1.3 million, $0.8 million and $0.7 million, respectively. In addition, costs related to settlement of our shareholder litigation totaled $2.6 million and $1.4 million during the years ended December 31, 2012 and 2011, respectively. We expect such expenses to total approximately $6.0 million in 2013 as we continue enforcement activities and seek to settle shareholder litigation. Excluding the settlement related costs incurred in 2012, professional fees expense was in line with our expectations for the year.

General and Administrative Operating Costs

We require liquidity to pay various general and administrative costs previously including compensation and benefits, rent, insurance, utilities and other related costs of operations. As a result of certain cost cutting measures implemented in 2012, excluding non-recurring expenses, such costs currently approximate $0.5 million per month. As such, we anticipate annual general and administrative expenses to approximate $7.1 million in 2013. However, the variable components of such expenses may increase as our activities expand.

Debt Service

We require liquidity to pay principal and interest on our borrowings, notes payable, special assessment/CFD obligations and past due property taxes. During the years ended December 31, 2012, 2011 and 2010, we incurred interest expense on related indebtedness of $15.2 million, $9.8 million and $2.6 million, respectively, while cash paid for interest totaled only $5.7 million, $1.1 million and $1.0 million, respectively. The difference is primarily due to the amortization of deferred financing costs and the deferral of interest on NW Capital debt. Interest on the NW Capital loan accrues at the rate of 17% per year, payable in arrears on January, April, July and October of each year during the term of the loan. In lieu of receiving cash, NW Capital may elect to receive 5% per annum of the 17% per annum interest rate in the form of deferred interest until the stated maturity or earlier redemption (and made such an election for 2013 and 2012).

In addition, we repaid loan principal totaling $0.1 million, $13.8 million and $4.1 million, respectively, during the years ended December 31, 2012, 2011 and 2010, and we expect to repay principal of $5.7 million over the next 12 months. In addition, based on our existing indebtedness as of December 31, 2012 and debt secured subsequent to year end, we expect to incur interest expense of approximately $14.8 million during 2013, but pay interest of $12.1 million in cash. Subsequent to December 31, 2012, we secured $10.0 million in additional debt for leverage on an investment at an annual interest rate of 12%. The difference between interest expensed and interest paid relates to the non-cash amortization of deferred loan fees on related debt and the capitalization of deferred interest on the NW Capital loan.

Until we generate additional liquidity from the disposition of our assets, we may seek additional short-term debt or alternative financing depending on the amount of net proceeds generated from the disposition of assets and the relative attractiveness and availability of debt financing and other factors, subject to restrictions imposed by the NW Capital loan agreement.

Accounts Payable and Accrued Taxes

As of December 31, 2012 and 2011, our consolidated balance sheets include $5.5 million and $7.2 million, respectively, of unpaid accounts payable and accrued expenses, $7.1 million and $5.3 million, respectively, of accrued property taxes for our real estate held for development, and $0.6 million and $0.6 million, respectively, of liabilities pertaining to assets held for sale (comprised primarily of accrued property taxes). We anticipate that our accounts payable and accrued expenses will remain relatively consistent during 2013. We expect that the majority of property taxes due will be paid from the proceeds derived from the sale of loans and real estate assets.

Dividends and Other Distributions

We also require liquidity to fund dividends out of legally distributable funds to our stockholders. We declared dividends of $0.0237 per share to holders of record of our common stock for each of the quarters ended March 31, 2012, June 30, 2012, September 30, 2012 and December 31, 2012.

The NW Capital loan is convertible into IMH Financial Corporation Series A preferred stock at any time prior to maturity at an initial conversion rate of 104.3 shares of our Series A preferred stock per $1,000 principal amount of the loan, subject to adjustment. Dividends on the Series A preferred stock will accrue from the issue date at the rate of 17% of the issue price per year, compounded quarterly in arrears. A portion of the dividends on the Series A preferred stock (generally 5% per annum) is payable in additional shares of stock. Generally, no dividend may be paid on the common stock during any fiscal year unless all accrued dividends on the Series A preferred stock have been paid in full. However, the lender has agreed to allow the payment of dividends to common stockholders for up to the first seven quarters following the loan closing in an annual amount of up to 1% of the net book value of the Company’s common stock as of the immediately preceding December 31. Subject to the availability of legally distributable funds, we anticipate that we will pay dividends totaling approximately $0.4 million during the year ending December 31, 2013.

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

Sources of Liquidity

We expect our primary sources of liquidity over the next twelve months to consist of the proceeds generated by (i) existing cash, cash equivalents and restricted cash resulting from the NW Capital loan; (ii) the disposition of our existing assets (including loans and REOs); (iii) proceeds from borrowings obtained subsequent to year end for the purpose of making certain investments; and (iv) revenues from current operating properties, and mortgage investments. We anticipate redeploying these proceeds to acquire various performing real estate related assets, which will generate periodic liquidity from cash flows from dispositions of these loans through sales and loan participations as well as interest income. In addition to the net proceeds from the NW Capital loan and the disposition of our existing assets, we expect to address our liquidity needs by periodically accessing the capital markets, lines of credit and credit facilities which may become available to us, subject to restrictions imposed by the NW Capital loan agreement. We discuss our primary expected future and historical sources of liquidity in more detail below.

If we are unable to achieve our projected sources of liquidity from the disposition of REO and loan assets, we would not be able to purchase the desired level of target assets and it is unlikely that we would be able to achieve our investment income projections.

Cash and Cash Equivalents and Restricted Cash

In connection with the $50 million loan with NW Capital secured in June 2011, we entered into a cash management agreement with the lender under which the amount of discretionary funds available to us is limited to the following 90 days of budgeted operating cash, which is funded on a monthly basis, subject to NWR approval and release. The balance of all remaining cash (including the balance of loan proceeds and any and all proceeds received from revenues, loan payments, asset sales or other cash generating events) is collected and maintained in a trust account as collateral under the loan for the benefit of NW Capital (the Collateral Account). At December 31, 2012, we had cash and cash equivalents of $3.1 million and restricted cash of $14.9 million. Based on other anticipated sources and uses of cash, we expect to utilize $11.8 million of these funds during fiscal 2013. The actual use of such proceed may increase or decrease depending on the extent that other such sources are realized or uses are incurred and utilized.

Disposition of Loans and Real Estate Owned

At December 31, 2012, we had mortgage loans held for sale totaling $73.3 million and held total REO held for sale of $54.1 million. At December 31, 2011, we had mortgage loans held for sale totaling $108.2 million and REO held for sale of $34.6 million. We are actively marketing several of these assets to prospective buyers and are generally receptive to valid, reasonable offers made on our assets held for sale. During the year ended December 31, 2012, we sold one loan asset for $3.2 million (net of selling costs) and eight REO assets (or portions thereof) for $17.2 million (net of selling costs) resulting in a net gain of approximately $1.0 million. During the year ended December 31, 2011, we sold 14 loans and REO assets (or portions thereof) for $22.5 million (net of selling costs) and recognized a net gain of $0.2 million.

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

We are projecting that we will generate approximately $68.5 million from loan and REO sales, net of selling costs and foreclosure costs over the next 12 months. However, there can be no assurance that such assets will be sold at a price in excess of the current carrying value of such assets, net of valuation allowances. Nevertheless, we believe that the projected sales amount is reasonable based on our understanding of the market and the properties involved, our long-term experience with the valuation of similar loans and related real property and our understanding and expectation of the continuing market recovery in the applicable geographic areas.

In our Annual Report on Form 10-K for the year ended December 31, 2011, our projections for sources of liquidity in 2011 included the potential sale of approximately $79 million of loans and REO assets, while our actual sales of loans and REO assets in 2012 generated approximately $12.0 million of liquidity based on net sales prices totaling $20.4 million (net of amounts financed). This difference did not arise from an inability to sell additional assets. Rather, we continued to evaluate our options with respect to our legacy assets and elected to await further improvement in the market for the sale of such assets. Similarly, in 2013, to the extent that other sources of liquidity become available to us, we may again determine to postpone loan and asset sales if we believe that would be advantageous to the Company. To the extent that we do not sell the full amount of loans and REO assets and do not replace the projected liquidity with other sources, we will have less money to invest in our target assets and may not meet our projections for generating investment income.

Borrowings

During the year ended December 31, 2012, we secured financing of $850,000 in connection with the acquisition of certain land located adjacent to an existing REO property site. During the year ended December 31, 2011, we secured financing of $50 million from NW Capital. Until we generate additional liquidity from dispositions of assets, we may seek to obtain additional short-term debt or alternative financing, depending on the amount of proceeds generated from the disposition of assets and the relative attractiveness and availability of debt financing and other factors. Subsequent to December 31, 2012, we secured financing of $10.0 million that is secured by certain REO assets with a carrying value of $24.4 million at December 31, 2012 which is reflected in the preceding table. The note payable bears annual interest of 12%, with required monthly payments of interest and the outstanding principal due at maturity. The note matures in February 2014 and may be extended for two additional six month terms. The proceeds of this borrowing was primarily used in conjunction with an investment that also closed subsequent to December 31, 2012. This amount of proceeds from this financing (as well as the use of such proceeds for investments) has been included in the foregoing table.

In addition, as described elsewhere in this Form 10-K, we reached a tentative settlement in principle to resolve claims asserted by the plaintiffs in the Litigation, the terms of which have been memorialized in the MOU. Under the terms of the tentative settlement, if approved, we have agreed to offer $20.0 million of 4% five-year subordinated notes to members of the Class in exchange for 2,493,765 shares of IMH common stock at an exchange rate of $8.02 per share. In addition, we have agreed to offer to class members that are accredited investors $10.0 million of convertible notes with the same economic terms as the convertible notes previously issued to NW Capital. There can be no assurance that the court will approve the tentative settlement in principle. Further, the judicial process to ultimately settle this action is estimated to take a minimum of six to nine months or longer. As a result, we have not factored the effect of these events in the foregoing analysis.

We also anticipate seeking construction financing in connection with the development of certain REO assets held for development. However, because the timing, amount and availability of such financings are not determinable at this time, we have not factored the effect of these events in the foregoing analysis. If we are successful in securing such financing, the total uses for development of REO would likely increase by a corresponding amount.

Revenues from Operating Properties

We generate hospitality and entertainment revenue and rental income from various operating properties that we own. Rental income, which is derived from a commercial office building acquired through foreclosure that had an occupancy rate of approximately 31% at December 31, 2012, was $1.5 million, $1.8 million and $1.7 million was for the years ended December 31, 2012, 2011 and 2010, respectively. Hospitality and entertainment income is comprised of golf, spa and food and beverage revenue from a golf course operation acquired through foreclosure in March 2012. Hospitality and entertainment income for the year ended December 31, 2012 was $2.0 million and there was none in 2011 or 2010.

Given active marketing efforts to secure additional tenants and improve occupancy in our commercial office building, and our efforts to improve the golf course and related operations and realize a full year of such income, revenues from current operating properties is expected to increase to $5.0 million over the next 12 months. This estimate may increase should we acquire other operating properties.

Mortgage and Other Investment Income

We expect to realize investment income from mortgage and other investments which may come in the form of origination and modification fees, interest income, recognizable profit participation, and accretion of discounts on such investments, as applicable. The amounts and proportion of such income is dependent on the amount and timing of the deployment of our capital into our various target assets.

In the case of an origination or extension of the maturity of a loan, we typically charge the borrower a fee for evaluating the loan and processing the modification. Borrowers do not customarily pay this fee out of their own funds, but instead usually pay the fee out of available loan proceeds, or by negotiating an increase in the loan amount sufficient to pay the fee. Loan origination and modification fees are reported as adjustment to yield in mortgage income over the respective loan period.

Interest payments and repayments of loans by our borrowers are governed by the loan documents. A majority of our legacy portfolio loans had provisions for interest reserves for the initial term of the loan, which required that a specified portion of the mortgage loan note total be reserved for the payment of interest. When that portion is exhausted, the borrower is required to pay interest from other sources. If the interest is funded in cash when the loan closes, then interest payments are made monthly from a segregated controlled disbursement cash account which is controlled by us and held in the name of the borrower. If the interest reserve is not funded at the closing of the loan, then the interest payment is accrued by adding the amount of the interest payment to the loan balance, and we use our general cash reserves to distribute that interest to the members or loan participants. The receipt of interest income paid in cash by our borrowers creates liquidity; however, our practice of utilizing unfunded interest reserves uses liquidity. See “Liquidity and Capital Resources – Loan Fundings and Investments” for additional discussion of funded and unfunded interest reserves.

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

During the years ended December 31, 2012, 2011 and 2010, we generated mortgage income of $1.1 million, $1.3 million and $1.5 million, respectively. We also generated investment and other income of $0.2 million, $0.6 million and $0.6 million during the years ended December 31, 2012, 2011 and 2010, respectively. While the total loan portfolio principal outstanding was $124.0 million at December 31, 2012, the loan balance for our two performing loans was $5.0 million with a weighted average interest rate of 12.7%.

Subsequent to December 31, 2012, we entered into a limited liability agreement to form a joint venture with unrelated parties for the purpose of acquiring a multi-family portfolio comprised of 14 apartment communities across six states, which will be managed by a third party, national firm, specializing in multi-family assets. Under the terms of the joint venture agreement, we contributed $15 million through one of our wholly-owned subsidiaries. Under the terms of the joint venture agreement, we are also entitled to a 15% annualized return on our $15 million preferred equity investment, and we are further entitled to an exit fee equal to 1.5% of the fair market value of the portfolio assets of the joint venture at the two year preferred equity redemption date. Additionally, we will retain a 15% carried interest in the profits of the entire investment portfolio of the joint venture, after payment of the preferred returns to us and similar preferred returns of non-IMHFC members. In addition, we are entitled to effectively receive all free cash flow of the joint venture until we receive the entirety of our preferred equity investment and any accrued and unpaid preferred return amounts. As a result of the passive nature of the investment to us, the mandatory redemption feature of the investment, the defined preferred return and other repayment features of the investment, the investment will be accounted for as a debt security investment.

We anticipate generating investment income of $4.6 million over the 12-month period ending December 31, 2013, based on the terms of this new investment and provided we achieve our projections for other sources of liquidity. Our projection of investment income is based upon the assumption that the net proceeds available for investment, coupled with the cash generated from the disposition of assets (which we assume will occur ratably over the 12 month period), will be redeployed as cash sources become available into income producing assets, net of presumed maturities, generating an estimated average annualized yield of 14% on target assets. This amount, coupled with income from existing performing assets totaled the amount reflected in the liquidity table. We believe this amount is reasonable based on the historical performance of our past loan portfolios assuming a return to normalized lending in 2012. The actual amount of investment income will depend on the actual timing of the disposition of existing assets, actual redeployment of cash proceeds, actual yields on such investments, actual maturities and similar variables.

Mortgage Payments

The repayment of a loan at maturity creates liquidity. During the years ended December 31, 2012 and 2011, we received loan principal payments totaling $12.5 million and $7.1 million, respectively. Excluding loan balances past scheduled maturity, our loans have scheduled maturities through 2013 totaling $5.5 million. As we acquire new loans in connection with our new business strategy, we anticipate that the collateral securing such loans and the related terms will allow for timely payoff or that liquidity will be generated from the sale or participation of such loans. We are projecting that we will collect $5.5 million in principal payments from existing borrowers over the next 12 months.

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

Anticipated Tax Benefits

Because of the significant declines in the real estate markets in recent years, we have approximately $137 million of built-in unrealized tax losses in our portfolio of loans and REO assets and approximately $280 million of net operating loss carryforwards. Subject to certain limitations, these built-in losses may be available to reduce or offset future taxable income and gains related to the disposition of our existing assets and may allow us to reduce taxable income from future transactions. Our ability to use our built-in losses is subject to various limitations. For example, there will be limitations on our ability to use our built-in losses or other net operating losses if we undergo a “change in ownership” for U.S. federal income tax purposes. To the extent we are able to reduce tax payable through the use of our built-in losses, the amount of reduction will be available to be deployed in new fund investment in additional assets, pay distributions to our stockholders in the form of dividends or address other liquidity requirements.

Cash Flows for the years ended December 31, 2012, 2011 and 2010

Cash Used In Operating Activities.

Cash used in operating activities was $22.1 million, $25.8 million and $19.6 million for the years ended December 31, 2012, 2011 and 2010, respectively. Cash provided by (used in) operating activities includes the cash generated from mortgage interest, rental income, hospitality income, and investment and other income, offset by amounts paid for operating expenses for real estate owned, professional fees, general and administrative costs, interest on borrowings and litigation settlement and related costs. The decrease in cash used in operating activities from 2011 to 2012 is primarily attributed to the amounts collected for other receivables and guarantor recoveries coupled with decreases in professional fees general and administrative expenses. The increase in cash used in operating activities from 2010 to 2011 is primarily attributed to increases in professional fees, general and administrative expenses, interest on borrowings and settlement and related costs.

Cash Provided By Investing Activities.

Net cash provided by investing activities was $20.7 million, $17.7 million and $9.2 million for the years ended December 31, 2012, 2011 and 2010, respectively. The increase in cash from investing activities is attributed to proceeds from the sale of real estate assets and loans ($11.8 million, $15.1 million and $9.1 million during the years ended December 31, 2012, 2011 and 2010, respectively). In addition, the amount of mortgage loan fundings has decreased significantly since 2010 ($1.5 million, $3.7 million and $1.7 million during the years ended December 31, 2012, 2011 and 2010, respectively). Mortgage loan collections totaled $12.5 million, $7.1 million and $6.7 million during the years ended December 31, 2012, 2011 and 2010, respectively. Additionally, the amount invested in real estate owned totaled $1.4 million, $0.8 million and $1.6 million during the years ended December 31, 2012, 2011 and 2010, respectively. We also utilized $3.3 million in connection with acquisition of the Manager during the year ended December 31, 2010. No such amounts were incurred in the corresponding periods in 2012 or 2011.

Cash Provided By Financing Activities.

Net cash provided by financing activities was $3.3 million, $8.5 million and $10.2 million for the years ended December 31, 2012, 2011 and 2010, respectively. The primary reason for the decrease in cash flows from financing activities from 2011 to 2012 (and the reason for the increase from 2010 to 2011) is from proceeds generated from borrowings, net of debt issuance costs (none in 2012 as compared to $43.4 million and $16.0 million during the years ended December 31, 2011 and 2010, respectively). Restricted cash increased $20.2 million during the year ended December 31, 2011 and decreased $5.2 million during the year ended December 31, 2012. Payments on borrowings totaled $0.1 million, $13.8 million, and $5.8 million during the years ended December 31, 2012, 2011 and 2010, respectively. During the years ended December 31, 2012 and 2011, dividends paid to shareholders totaled $1.7 million and $1.0 million, respectively. There were no dividends paid during fiscal 2010.

Contractual Obligations

Prior to the Conversion Transactions, our contractual obligations were largely limited to lending obligations to our borrowers under the related loans. We assumed certain obligations in connection with the Conversion Transactions. In addition, we entered into various new agreements during 2011 and 2012 giving rise to additional contractual obligations.

A summary of our some of our significant outstanding consulting arrangements that remain at December 31, 2012 follows:

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

•	Implementation of Interim Recovery Plan – upon approval of an interim recovery plan, NWRA will coordinate, advise and support implementation of the corporate reorganization, operational improvements and asset level workouts. The interim recovery plan has been prepared and we are currently executing components of said plan.

•	Implementation of Long-Term Strategic Plan – once the interim recovery plan’s objectives are met, NWRA will coordinate, advise and support implementation of the long-term strategic plan, including implementation of investment and asset management strategies and initiatives to re-initiate shareholder dividend and enhance enterprise value. At our request, NWRA may provide information and analysis to support investment or credit committee deliberations.

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

Development Services Agreements

During the year ended December 31, 2012, we entered into two development services agreements with a third party developer to manage the development of certain existing real estate we own with a combined carrying value of $10.9 million at December 31, 2012. One such project, when completed, is expected to consist of a 332-unit multi-family residential housing complex and a retail component located in Apple Valley, Minnesota. The estimated project development costs for this project are expected to total approximately $55.7 million, for which we are seeking approximately $39.0 million in third party financing. The second project, when completed, is expected to consist of a 600-bed student housing complex located in Tempe, Arizona. The estimated project development costs for this project are expected to total approximately $51.7 million, for which we are seeking approximately $36.0 million in third party financing. We may seek to obtain a joint venture partner(s) for either or both of these projects to meet minimum equity requirements.

The terms of each of the development services agreements are very similar in nature. Under each of the agreements, the developer is entitled a predevelopment services fee not to exceed $150,000, a development services fee equal to 3.0% of the total project cost less an agreed-upon land basis ($3.3 million and $5.0 million, respectively), as well a post-development services fee. The post development services fee will consist of a profit participation upon sale of the projects ranging from 7% to 10% of the profit, depending the amount and timing of projects’ completion and sale. Alternatively, if the projects are not sold, the post-development services fee will based on the fair market value of the project as of the date not earlier than 15 months following the achievement of 90% occupancy for each of the projects. The agreement is in effect until the fifth anniversary of the substantial completion of the project, as defined. If we elect not to proceed with the project prior to our acceptance of the development authorization notice, the agreement is cancelable by us with 30 day notice by us, subject to full payment of the predevelopment services fee and any budgeted and approved costs incurred. During the year ended December 31, 2012, we paid the third party developer $125,000 of the predevelopment fees due under these arrangements.

The anticipated timing of payment for these and other obligations as of December 31, 2012 is as follows (amounts in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years

Principal Payments for Long-Term Debt Obligations (1)	$72,510	$5,713	$62,484	$451	$3,862
Interest Payments (1)	41,000	11,555	27,480	547	1,418
Development Services Commitments (4)	3,149	1,923	1,226	-	-
Operating Lease Obligations (2)	994	191	631	172	-
Consulting fee (3)	5,822	2,645	3,177	-	-
Executive Compensation (5)	1,965	910	1,055	-	-

Total	$125,440	$22,937	$96,053	$1,170	$5,280

(1)	Includes principal and interest on outstanding debt balances as of December 31, 2012 and through the date of filing based upon the applicable interest rates and applicable due dates ranging between 2012 and 2016. The payments applicable to the NW Capital debt assumes quarterly cash payments of interest at 12% and the deferral of 5% interest due over the term of loan, which is payable upon maturity, plus the payment of the Exit Fee upon maturity. If the NW Capital loan were converted to Series A preferred stock, the amounts payable would remain unchanged but would be classified as preferred dividends payment.

(2)	Includes lease obligations for our office space and equipment based on current leasing arrangements for existing office space.

(3)	Consulting fees payable to NWRA at $1.5 million per year, to ITH at $0.8 million per year, and to Juniper at $0.3 million per year for four years.

(4)	Development and related fees due to Titan Development II, LLC for development of two REO projects currently scheduled for development. The payments for such items coincide with the anticipated timing of completion of the related projects. The above table does not include any profit component that is expected to be due and payable 15 months subsequent to completion of each project, which cannot be reasonably estimated.

(5)	Executive compensation reflects base salaries due to Messrs. Meris and Darak under their respective employment agreements as described elsewhere in this Form 10-K.

(6)	The preceding table does not include any amounts that may become due upon approval of the MOU which would require the issuance of up to (a) $10.0 million of long term debt in a rights offering to existing shareholders at the same financial terms as the NW Capital loan, and (b) $20.0 million of 4% five-year subordinated notes to class members in exchange for shares of our common stock at $8.02 per share.

Other than the aforementioned commitments, we had no other material contractual obligations as of December 31, 2012.

Off-Balance Sheet Arrangements

Upon the initial funding of loans, we typically establish a reserve for future interest payments which is deposited into a controlled disbursement account in the name of the borrower for our benefit. These accounts, which are held in the name of the borrowers, are not included in our consolidated balance sheets. However, as of December 31, 2012, there were no such amounts outstanding and we did not have any other off-balance sheet arrangements.

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

As a result of the economic decline and market disruptions in recent years, there were severe restrictions on the availability of financing in general. While we have been able to meet all of our liquidity needs to date, there are still concerns about the availability of financing generally, and specifically about the availability of permanent take-out financing for our borrowers. Due to the decline of the economy and real estate and credit markets and our intent to proactively pursue foreclosure of loans in default so we can dispose of REO assets, we anticipate defaults and foreclosures to continue, which will likely result in continuing high levels of non-accrual loans and REO assets, which are generally non-interest earning assets. While we intend to dispose of our real estate assets over the next 12 to 24 months, the timing and amount received from the ultimate disposition of those assets cannot be determined with certainty until a longer term recovery is sustained.

Our assets consist primarily of short-term commercial mortgages, real estate held for development or sale, interest and other receivables and cash, cash equivalents and restricted cash. The principal balance on our aggregate investment in mortgage loans was $124.0 and $245.2 million at December 31, 2012 and 2011, respectively (before the $51.6 million and $141.7 million valuation allowance, respectively). Our loans historically have had original maturities between six and 18 months. However, there continues to be a general lack of permanent take-out financing available to our borrowers. At December 31, 2012, the weighted average remaining scheduled term of our outstanding loans was 6.1 months (excluding loans past their scheduled maturity at December 31, 2011), with 85.5% of the loans at fixed interest rates and 14.5% of our loans at variable interest rates. However, it is management’s intention to actively market and sell such loans or foreclose on the underlying collateral. At December 31, 2012, the weighted average rate on our fixed rate portfolio was 8.45% per annum and was 11.97% per annum on our variable rate portfolio tied to the Prime interest rate. The weighted average interest rate on all of our loans was 8.96% per annum at December 31, 2012.

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

Interest Rate Risk

Interest rates are highly sensitive to many factors, including fiscal and monetary policies and domestic and international economic and political considerations, as well as other factors beyond our control. We will be subject to various interest rate risks in connection with our assets and our related financing obligations. Although we have historically not utilized a material amount of leverage to finance our investments, we may in the future use various forms of financing to acquire our target assets, including, but not limited to, repurchase agreements, resecuritizations, securitizations, warehouse facilities, bank and private credit facilities (including term loans and revolving facilities) and borrowings under government sponsored debt programs. In addition, we may seek leverage to finance a portion of the construction of various assets held for development. We may mitigate interest rate risk through utilization of hedging instruments, including, but not limited to, interest rate swap agreements. Interest rate swap agreements are intended to serve as a hedge against future interest rate increases on our borrowings.

At December 31, 2012, 14.5% of our portfolio consisted of variable rate loans with a weighted average interest rate of 11.97% per annum, all of which are indexed to the Prime rate. Each outstanding variable rate loan had an interest rate floor and no interest rate ceiling. Accordingly, if the Prime rate was to increase during the life of these loans, and the loans were performing, interest rates on all of these loans would adjust upward. Conversely, if the Prime rate were to decrease, the interest rate on any particular loan would not decline below the applicable floor rate, which is typically the original interest rate at the time of origination.

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

Historically, due to the short-term maturities of our loans and the existence of interest rate floors on our variable rate loans, market fluctuations in interest rates generally had not affected the fair value of our loans. However, given the significant decline in the fair value of the underlying real estate collateral securing our loans and the lack of available permanent take-out financing, we have experienced a significant increase in loans in default and loans placed in non-accrual status that has adversely affected our operating results and is expected to continue to do so in the future. At December 31, 2012 and 2011, the percentage of our loan principal in default and non-accrual status was 95.9% and 97.1%, respectively.

Significant and sustained changes in interest rates could also affect our operating results. A significant increase in market interest rates could result in a slowdown in real estate development activity, which could reduce the demand for our real estate loans and the collateral securing the loans. Due to the complex relationship between interest rates, real estate investment and refinancing possibilities, we are not able to quantify the potential impact on our operating results of a material change in our operating environment other than interest rates. However, assuming our December 31, 2012 portfolio remained unchanged for one year, a 100 basis point increase or decrease in the Prime rate would cause our portfolio yield to remain unchanged at 8.96% per annum. The result is due to the interest rate floor contained in our variable rate loans and current Prime rate. The following table presents the impact on annual interest income, assuming all loans were performing (however, substantially all of ours loans are in non-accrual status), based on changes in the Prime rate:

	December 31, 2012 Portfolio Information
	(dollars in thousands)
	Fixed Rate	Variable Rate	Total
Outstanding Balance	$106,756	$18,141	$124,897
Current Weighted Average Yield	8.45%	11.97%	8.96%
Annualized Interest Income	$9,025	$2,171	$11,196

				Pro-forma	Change
	Change in Annual Interest Income			Yield	In Yield
	Fixed Rate	Variable Rate	Total
Increase in Prime Rate:
0.5% or 50 basis points	$-	$-	$-	8.96%	-1.51%
1.0% or 100 basis points	$-	$-	$-	8.96%	-1.51%
2.0% or 200 basis points	$-	$1	$1	8.97%	-1.51%

Decrease in Prime Rate:
0.5% or 50 basis points	$-	$-	$-	8.96%	-1.51%
1.0% or 100 basis points	$-	$-	$-	8.96%	-1.51%
2.0% or 200 basis points	$-	$-	$-	8.96%	-1.51%

As of December 31, 2012, 95.9% of the principal balance of our loans is in non-accrual status. As such, the change in interest income reflected in the foregoing table, although negligible, would be unlikely to be realized upon a change in interest rates.

The following tables contain information about our mortgage loan principal and interest balances as of December 31, 2012, presented separately for fixed and variable rates and the calendar quarters in which such mortgage investments mature.

	Matured	Q1 2013	Q3 2013	Total
	(in thousands)
Loan Rates:
Variable	$17,601	$540	$-	$18,141
Fixed	101,814	-	4,942	106,756
Principal outstanding	$119,415	$540	$4,942	124,897
Less: Valuation Allowance				(51,600)
Net Carrying Value				$73,297

As of December 31, 2012, we had cash and cash equivalents totaling $3.1 million and restricted cash of $14.9 million (collectively, 8.1% of total assets), respectively, all of which were held in bank accounts or highly liquid money market accounts or short-term certificates of deposit. We have historically targeted between 3% and 5% of the principal balance of our outstanding portfolio loans to be held in such accounts as a working capital reserve. However, our actual deployment in the future may vary depending on a variety of factors, including the timing and amount of debt or capital raised and the timing and amount of investments made. We believe that these financial assets do not give rise to significant interest rate risk due to their short-term nature.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The information required by this section is contained in the Consolidated Financial Statements of IMH Financial Corporation and Report of BDO USA, LLP, Independent Registered Public Accounting Firm, beginning on Page F-1.

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

IMH's management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), assessed the effectiveness of IMH's internal control over financial reporting as of December 31, 2012, utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on the assessment by IMH's management, we determined that IMH's internal control over financial reporting was effective as of December 31, 2012.

This report does not include an attestation report of IMH’s independent registered public accounting firm regarding internal control over financial reporting.

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

OUR DIRECTORS, OFFICERS AND KEY EMPLOYEES

Each person who served as one of our directors or executive officers in 2012 is listed below. Each of our directors is serving a term until our next annual meeting of stockholders or until his successor is duly elected and qualified or until his earlier resignation or removal.

Name	Age	Title

William Meris	46	President, Director, Chief Executive Officer
Steven Darak	65	Chief Financial Officer, Director, Treasurer and Secretary

The following sets forth biographical information concerning our directors and executive officers.

William Meris: President, Chief Executive Officer and Chairman

Mr. Meris, 46, has served as our President and as a member of our board of directors since our inception in 2003. Effective June 7, 2011, Mr. Meris was named the Chief Executive Officer of IMH. Mr. Meris is one of the original architects of our structure and oversees the relationships with broker-dealers and major investors. Mr. Meris also serves on the Investment Committee. Prior to 2003, Mr. Meris opened and operated three branches of Pacific Coast Mortgage from 2002 to 2003, a residential mortgage company. Prior to that, from 1996 to 2001, Mr. Meris managed private equity funds. During that time, Mr. Meris served as chairman of the board and president of several small growth companies, both privately held and publicly-traded on Nasdaq. Mr. Meris is a member of Leadership 100 and the Urban Land Institute. He has been a member of the Board of Managers for the Arizona Rattlers Football Team and works with other civic and charitable organizations. Mr. Meris holds a Bachelor of Science degree in Business Administration from Arizona State University.

Mr. Meris has been appointed to our board of directors based on the business leadership, corporate strategy, industry relationships and operating expertise he brings to the board of directors, including his extensive experience in building, managing and raising capital through an extensive network of financial advisors and other relationships.

Steven Darak: Chief Financial Officer and Director

Mr. Darak, 65, has been our Chief Financial Officer, Treasurer and Secretary since the consummation of the Conversion Transactions in June 2010 and has been a director since April 6, 2011. Mr. Darak was the Chief Financial Officer of the Manager since 2005. Mr. Darak is responsible for all financial reporting and compliance for us and is a member of the Investment Committee. Mr. Darak is a senior finance and information technology executive with public company and private company experience. From 2003 to 2005, Mr. Darak was the Chief Financial Officer and Chief Information Officer for Childhelp USA, a non-profit organization. From 2002 to 2003, Mr. Darak was the Chief Executive Officer and co-owner of RFSC, Inc., a manufacturer of custom wood products. Prior to that, from 1994 to 2002, he was Senior Vice President and the Chief Financial Officer of DriveTime Corporation (formerly Ugly Duckling Corporation), at the time a publicly-held automobile finance and sales company with annual revenue in excess of $500 million. Mr. Darak’s experience includes three public stock offerings, nearly thirty securitization transactions, and development and deployment of executive reporting, data warehouse, consumer loan servicing and accounting systems. Mr. Darak’s career also includes serving as the Chief Executive Officer of a community bank from 1988 to 1989 and a consumer finance company from 1989 to 1994. Mr. Darak holds a Bachelor of Science degree in Business Administration from the University of Arizona. He served in the United States Air Force.

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

BOARD OF DIRECTORS

Directors

As discussed above, Mr. Meris has been one of our directors since consummation of the Conversion Transactions and was previously a director of the Manager. Mr. Darak was appointed as a director on April 6, 2011.  Neither Messrs. Meris nor Darak is considered independent under applicable stock exchange or SEC rules. See the discussion under the heading “Executive Officers and Key Employees” for a background on Messrs. Meris and Darak. If we list on a national securities exchange, it is expected that our board of directors will consist of seven members, including at least four independent directors who we expect will be considered independent under applicable stock exchange and SEC rules. We are in the process of identifying possible board of director nominees.

Compensation of Directors

Directors who are also our employees, including our executive officers, will not receive compensation for serving on our board of directors. Our directors did not receive any retainer, meeting or other fees or compensation in the years ended December 31, 2012 or 2011 in connection with their service on the Manager’s or our board of directors.

We intend to pay our non-employee directors an annual retainer of $25,000, in addition to $1,000 for each meeting of the board of directors attended in person and $500 for each meeting attended by telephone. Members of our Audit Committee other than the chairperson are expected to receive an additional $5,000 annual retainer and the chairperson of our Audit Committee is expected to receive an additional annual retainer of $15,000. Members of our Compensation Committee and Nominating and Corporate Governance Committee, other than the respective chairpersons thereof, are expected to receive an additional $2,500 annual retainer. We anticipate paying the chairpersons of each of these committees an additional $7,500 annual retainer. In addition, if we complete an initial public offering, we also plan to grant each non-employee director restricted common stock awards under our 2010 Stock Incentive Plan valued at $40,000 based on the initial public offering price of our common stock. In addition, and subject to annual review, we currently plan on granting annual restricted stock awards valued at $20,000 based on the closing price of our common stock on the grant date to each non-employee director for each year of service thereafter. We also reimburse each of our non-employee directors for his/her travel expense incurred in connection with his/her attendance at full board of directors and committee meetings.

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

Requirements of the MOU

The tentative settlement for the Litigation described in the MOU, if approved, would require certain modifications to our corporate governance. If the MOU is approved, we will be required to appoint at least two independent directors to our board of directors within six months of the later of (a) final approval of the stipulation of settlement and, either (b) sufficient notice that the SEC investigation has been favorably resolved, or (c) such SEC investigation no longer appears to be active, but in no event before December 31, 2012. As of December 31, 2012, we have received notice that the SEC investigation has been favorably resolved and is no longer active.

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

We anticipate that our board of directors will adopt a written charter for the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee, which will be available in print to any stockholder on request in writing to IMH Financial Corporation, 7001 N. Scottsdale Rd., Suite 2050, Scottsdale, Arizona 85253, and on our website at www.imhfc.com under the heading “Investor Relations — Corporate Governance — Committees and Charters.” Our board of directors may from time to time appoint other committees as circumstances warrant. Any new committees will have authority and responsibility as delegated by our board of directors.

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

Compensation Committee

If we list on a national securities exchange, we expect that our Compensation Committee will consist of three members, each of whom will satisfy the independence requirements of the applicable stock exchange and the SEC. Although we intend to seek qualified independent directors to serve on this committee, prior to listing on a national securities exchange, we may not have any independent directors on this committee. The principal functions of our Compensation Committee will be to review the compensation payable to the directors, to oversee and determine the annual review of the compensation that we pay to our executive officers, to assist management in complying with our executive compensation disclosure requirements, to produce an annual report on executive compensation, and to administer our 2010 Stock Incentive Plan and approve the grant of awards under that plan. Our Compensation Committee will have authority to determine the compensation payable to our directors and to grant awards under our 2010 Stock Incentive Plan and solicit the recommendations of our executive officers and outside compensation consultants in evaluating the amount or form of such director compensation or awards. We anticipate that our Compensation Committee will have sole authority to retain a compensation consultant, to determine the fees for such consultant, and to recommend the amount and form of executive compensation based in part on a comparison to other specialty finance companies.

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

Nominating and Corporate Governance Committee

If we list on a national securities exchange, we expect that our Nominating and Corporate Governance Committee will consist of three members each of whom satisfies the independence requirements of the applicable stock exchange and the SEC. Although we intend to seek qualified independent directors to serve on this committee, prior to listing on a national securities exchange, we may not have any independent directors on this committee. Our Nominating and Corporate Governance Committee will recommend to our board of directors future nominees for election as directors and consider potential nominees brought to its attention by any of our directors or officers. We anticipate that the committee will not establish a specific set of minimum qualifications that must be met by director candidates, but in making recommendations will consider candidates based on their backgrounds, skills, expertise, accessibility and availability to serve effectively on our board of directors. Our Nominating and Corporate Governance Committee will also be responsible for evaluating director candidates proposed by stockholders on the same basis that it evaluates other director candidates. Stockholders may recommend candidates by submitting the candidate’s name, credentials, contact information and his or her written consent to be considered as a candidate to be named to the chair of our Nominating and Corporate Governance Committee in care of IMH Financial Corporation, 7001 N. Scottsdale Rd., Suite 2050, Scottsdale, Arizona 85253. The proposing stockholder should also include his or her contact information and a statement of his or her share ownership (how many shares owned and for how long). Our Nominating and Corporate Governance Committee will also recommend the appointment of each of our executive officers to the board of directors and oversee the board of directors' evaluation of management. Further, the committee will make recommendations on matters involving the general operation of our board of directors and its corporate governance, and will annually recommend to our board of directors nominees for each committee of our board of directors. Our Nominating and Corporate Governance Committee will facilitate, on an annual basis, the assessment of our board of directors’ performance as a whole and of the individual directors and report thereon to our board of directors and will also be responsible for overseeing the implementation of, and periodically reviewing, our future Corporate Governance Guidelines.

Board Leadership Structure

Mr. Meris is the Chairman of the Board, as well as our Chief Executive Officer. The roles of Chairman of the Board and Chief Executive Officer are separate, but we believe Mr. Meris is best suited to focus on our business strategy, operations and corporate vision in his capacity as our Chief Executive Officer, while simultaneously directing the functions of our board of directors in his capacity as Chairman. Upon completion of a listing on a national securities exchange, we expect that our board of directors will consist of a majority of independent directors as defined by the applicable stock exchange and the SEC, and each of the committees of our board of directors will be comprised solely of independent directors.

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

Corporate Governance Guidelines

We are committed to establishing and maintaining corporate governance practices which reflect high standards of ethics and integrity. Toward that end, we anticipate that we will adopt a set of Corporate Governance Guidelines to assist our board of directors in the exercise of its responsibilities. Our Corporate Governance Guidelines will be available on our website located at http://www.imhfc.com under the heading “Investor Relations — Corporate Governance — Corporate Governance Guidelines”, respectively, upon completion of an initial public offering. It will also be available in print by writing to IMH Financial Corporation, Attn: Investor Relations, 7001 N. Scottsdale Rd., Suite 2050, Scottsdale, Arizona 85253. Any modifications to the Corporate Governance Guidelines will be reflected on our website.

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

Communications with the Board of Directors

Stockholders who wish to communicate with a member or members of our board of directors may do so by addressing their correspondence to such member or members in care of IMH Financial Corporation Attn: Investor Relations, 7001 N. Scottsdale Rd., Suite 2050, Scottsdale, Arizona 85253. We will forward all such correspondence to the member or members of the board of directors to whom such correspondence was addressed.

Currently, our board of directors acts in the capacity of our Audit Committee. Our Audit Committee will establish procedures for employees, stockholders and others to report openly, confidentially or anonymously concerns regarding our compliance with legal and regulatory requirements or concerns regarding our accounting, internal accounting controls or auditing matters. Reports may be made orally or in writing to the chairperson of our Audit Committee or directly to management by contacting us in writing or in person at 7001 N. Scottsdale Rd., Suite 2050, Scottsdale, Arizona 85253, or by telephone at (480) 840-8400.

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

We anticipate that any waiver of the proposed Code of Business Conduct and Ethics for our executive officers or directors could be made only by our board of directors or our Audit Committee, and will be promptly disclosed as required by law or applicable stock exchange regulations. We will provide a copy of our draft code of ethics to anyone that requests it.

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

Based solely on a review of SEC filings furnished to us and written representations that no other reports were required, we believe that all Reporting Persons complied with these requirements during our 2012 fiscal year.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Overview

Applicable SEC rules require us to include a narrative discussion of the compensation awarded to, earned by, or paid to our principal executive officer, principal financial officer and certain other highly compensated executive officers in prior years, and to also include disclosure in tabular format quantifying specific elements of compensation for these executive officers, who we refer to as our named executive officers. We did not have any executive officers or employees prior to the June 18, 2010 date of the Conversion Transactions, but have included compensation information for executive officers of the Manager prior to the consummation of the Conversion Transactions. As a result of the Conversion Transactions and the internalization of the Manager, these individuals became our executive officers. The following are the names and titles of the individuals considered to be our named executive officers for the year ended December 31, 2012. Mr. Albers resigned effective June 2, 2011 but is included here to show all officers for each of the years ended December 31, 2012, 2011 and 2010:

•	William Meris, Chief Executive Officer (effective June 7, 2011), President and Chairman of the Board of Directors; and

•	Steven Darak, Chief Financial Officer and Director.

This Compensation Discussion and Analysis is organized into three principal sections. The first section contains a discussion of certain new compensation programs that we either have established or expect to establish for our named executive officers. The second section describes the compensation paid by the Fund to the Manager for managing the Fund prior to consummation of the Conversion Transactions, as well as certain origination, processing and other related fees the Manager received directly from borrowers on loans funded by the Fund. While these amounts were paid directly to the Manager and not to any of our named executive officers — and as a result are not included in the tables that follow this Compensation Discussion and Analysis — these amounts are discussed here because the Manager was a privately-held corporation that was principally owned by our former CEO and Messrs. Meris and Darak, our named executive officers. The third section describes the compensation programs in effect for our named executive officers during the year ended December 31, 2012. When reading this section and the following tables, it is important to note that Messrs. Albers, Meris and Darak were the principal stockholders of the Manager and as such also received distributions from the Manager.

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

Pursuant to the terms of the Separation Agreement between Mr. Albers and us, dated as of April 20, 2011, Mr. Albers received severance of a lump-sum cash payment of $550,000. In addition, a separate one-time payment of $550,000 was paid for our continued use of the mortgage banker’s license, for which Mr. Albers was the responsible person under applicable law, until the earlier of one year or such time as we have procured a successor responsible person under the license. In May 2012, we were issued a new mortgage banker’s license in the name of one of our subsidiaries from the Arizona Department of Financial Institutions.  Mr. Albers also received $20,000 per month for full time transitional consulting services for an initial three month term, which was terminated upon expiration of the initial term. Mr. Albers also received reimbursement of $170,000, paid in equal portions for 12 months, in respect of ongoing services provided to him by a former employee, and an additional $50,000 for reimbursement by us of legal, accounting and other expenses incurred by Mr. Albers in connection with the Separation Agreement. Finally, we agreed to pay certain health and dental premiums and other benefits of Mr. Albers for one year following his separation. All amounts paid or payable under this arrangement have been expensed by us.

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

Executive Employment Agreements

A condition to closing and funding of the NW Capital loan was that each of Messrs. Meris and Mr. Darak enter into employment agreements with us effective upon the funding and closing of the NW Capital loan. We entered into employment agreements with Messrs. Meris and Darak during the year ended December 31, 2011. The terms of the employment agreements were determined by our board of directors, which acts in the capacity of our Compensation Committee, and our board of directors was responsible for approving these employment agreements and/or any other agreements for key personnel and consultants, which were also subject to approval by NW Capital. These agreement established each executive officer’s annual base salary, short-term incentive compensation opportunity, severance benefits and the other terms and conditions of the executive officer’s employment by us.

Terms of Meris Employment Agreement.

The employment contract has a three-year term and is automatically renewable for successive one-year terms unless given 90 days notice. The annual base salary is $0.6 million for his role as our Chief Executive Officer and President, plus annual cash target bonus equal to 100% of Mr. Meris’ base salary based on the attainment of certain specified goals. No bonus was accrued or paid to Mr. Meris under this provision during the years ended December 31, 2012 or 2011 since specified goals were never formally established. Other equity and compensation benefits under Mr. Meris’ employment agreement include (i) a grant of 150,000 options to purchase shares of our common stock within 10 years of the grant date at an exercise price per share equal to $9.58, the conversion price of the NW Capital convertible loan, with vesting to occur in equal monthly installments over a 36 month period. Mr. Meris was granted 150,000 stock options on July 1, 2011. In connection with non-renewal of his agreement, certain terminations without cause and disability, Mr. Meris will be entitled to (1) a lump sum payment of up to two times the sum of his covered average annual compensation for the most recent three years (depending on the reason for non-renewal), and (2) acceleration of vesting of then-outstanding unvested equity awards. Such awards will also vest upon Mr. Meris’ death. See “Employment, Change in Control and Severance Agreements” below for a more detailed description of the terms of Mr. Meris’ employment agreement. The employment agreement also contains certain non-competition, non-solicitation, confidentiality and non-disparagement provisions.

Terms of Darak Employment Agreement.

The employment contract has a two-year term which is automatically renewable for successive one-year terms unless given at least 90 days notice. The annual base salary is $0.3 million in his capacity as our Chief Financial Officer, plus an annual cash target bonus equal to 100% of his base salary based on the attainment of certain specified goals and objectives, of which $0.1 million was guaranteed for the year ended December 31, 2011, which was paid. Other equity and compensation benefits under Mr. Darak’s employment agreement include (i) a grant of 60,000 options to purchase shares of our common stock within 10 years of the grant date at an exercise price per share equal to $9.58, the conversion price of the NW Capital convertible loan, with vesting to occur in equal monthly installments over a 36 month period. Mr. Darak was granted 60,000 stock options on July 1, 2011. In connection with non-renewal of his agreement, termination without cause or disability, Mr. Darak will be entitled to (1) a lump sum payment of up to two times the sum of his covered average annual compensation for the most recent three years (depending on the reason for non-renewal), and (2) acceleration of vesting of then-outstanding unvested equity awards would become fully vested. Such awards will also vest upon Mr. Darak’s death. See “Employment, Change in Control and Severance Agreements” below for a more detailed description of the terms of Mr. Darak’s employment agreement. The employment agreement also contains certain non-competition, non-solicitation, confidentiality and non-disparagement provisions.

Short-Term Cash Incentive Opportunity

The board of directors, acting in the capacity as our Compensation Committee, is expected to establish a new objective short-term incentive compensation opportunity for our executive officers. Any bonuses payable under the new short-term incentive compensation plan are expected to be based primarily on objective performance criteria. Cash bonuses for Messrs. Meris and Darak are not expected to be discretionary as they historically have been.

2010 Stock Incentive Plan

In connection with the Conversion Transactions, our stockholders approved the adoption of our 2010 Stock Incentive Plan. Our 2010 Stock Incentive Plan permits us to grant stock options, stock appreciation rights, restricted stock, stock bonuses and other forms of awards granted or denominated in our common stock or units representing the right to receive our common stock, as well as cash bonus awards. We believe that any incentives and stock-based awards granted under our 2010 Stock Incentive Plan will help focus our executive officers and other employees on the objective of creating stockholder value and promoting our success, and that incentive compensation plans like our 2010 Stock Incentive Plan are an important attraction, retention and motivation tool for participants in the plan that will encourage participants to maintain their employment with us for an extended period of time. We also believe that the equity-based awards available under our 2010 Stock Incentive Plan will help align the interests of award recipients with the interests of our stockholders. The Company granted 5,000 and 800,000 stock options under our 2010 Stock Incentive Plan during the years ended December 31, 2012 and 2011, respectively. The amount, structure and vesting requirements applicable to awards granted under our 2010 Stock Incentive Plan were determined by our board of directors.

Additional Compensation Programs

In addition to the compensation programs described above, we will have the discretion to establish other compensation plans and programs for the benefit of our executive officers and other employees, including Messrs. Meris and Darak. Such plans may include, without limitation, a non-qualified deferred compensation plan offering our executives and other key employees the opportunity to receive certain compensation on a tax-deferred basis, additional short or long-term incentive compensation plans and severance, change-in-control or other similar benefit plans.

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

For the period from January 1, 2010 to June 18, 2010, the date of the consummation of the Conversion Transactions, the total management fees paid directly by the Fund to the Manager were $0.1 million. For the period from January 1, 2010 to June 18, 2010, the total fees paid to the Manager directly by borrowers on loans funded by the Fund were approximately $6,000. As noted above, the Manager was a privately-held corporation that was principally owned by two of the named executive officers, with Messrs. Albers and Meris owning 67.5% and 22.5%, respectively, of the Manager’s outstanding common stock. On September 1, 2009, Mr. Darak became a 5% owner of the Manager’s outstanding common stock.

Discussion and Analysis of Compensation Program in Effect During the Year Ended December 31, 2012

 The Role of the Board of Directors and Executive Officers in Setting Compensation

Our executive compensation program and the amounts payable to our named executive officers are determined by our board of directors. Mr. Meris was on our board of directors throughout 2011 and 2012. Effective April 6, 2011, Mr. Darak was elected a director, and effective June 7, 2011, Mr. Albers resigned as a director. During the year ended December 31, 2012, our board did not contain any compensation, audit or other committees. As discussed above, following a listing on a national securities exchange, we anticipate having a Compensation Committee which, if we list on a national securities exchange, will be composed of members who satisfy the independence requirements of an applicable national stock exchange and the SEC.

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

Elements of the 2012 Executive Compensation Program

The principal components of compensation for our named executive officers in the year ended December 31, 2012 were base salary and an incentive compensation opportunity comprised of short-term cash incentives. Our named executive officers are also eligible to participate in broad-based benefit plans that are generally available to all of our employees, including our 401(k) plan. We do not maintain any defined-benefit pension plans or other supplemental executive retirement plans for our named executive officers, and our named executive officers have been entitled to only limited perquisites.

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

At the beginning of the year ended December 31, 2010, the base salaries for Messrs. Albers, Meris and Darak were set at $550,000, $420,000, and $300,000, respectively. These were generally the same base salary levels that were in effect at the end of 2008 (although Mr. Darak’s salary reflects a $60,000 raise from his 2008 level), and reflect an increase to the reduced base salary levels that were implemented during the year ended December 31, 2009 as a result of the reduced revenue and liquidity then available to the Manager. No named executive officer received any additional base salary increase during the year ended December 31, 2010, as we determined to continue paying each executive the same base salary paid by the Manager following the consummation of the Conversion Transactions. For the year ended December 31, 2012, the named executives received the base salary outlined in their respective employment contracts, with Mr. Meris receiving a base salary of $600,000 and Mr. Darak receiving a base salary of $310,000. See “Employment, Change in Control and Severance Agreements” below for additional details.

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

With the execution of the employment agreements with Messrs. Meris and Darak in April 2011, cash incentive payments were established to be based on and evaluated against performance criteria with respect to our operations. Although such performance criteria was not defined within the employment agreements or subsequently defined by the board of directors, the board elected to abandon its exploratory business venture in Infinet as of December 31, 2011. Accordingly, Mr. Meris did not receive a cash bonus for the year ended December 31, 2011 under the terms of his employment agreement, nor for the years ended December 31, 2012 or 2010 because the board of directors determined that Mr. Meris was adequately compensated in light of market conditions, and because of the reduced revenue and available liquidity.

Pursuant to an prior arrangement between Mr. Darak and the Manager, Mr. Darak was entitled to an annual cash bonus of not less than 1.00% of pre-tax, pre-bonus earnings of the Manager. The bonus level was negotiated prior to Mr. Darak joining the Manager, and was set at a level that the Manager believed provided Mr. Darak with a meaningful at risk financial incentive to achieve key financial and operational objectives set by the Manager’s board of directors. Mr. Darak did not receive any bonus pursuant to this arrangement in the year ended December 31, 2010, and this arrangement was terminated in connection with the consummation of the Conversion Transactions. However, pursuant to Mr. Darak’s employment agreement as previously described, Mr. Darak was entitled to an annual cash target bonus of $0.1 million based on the attainment of certain specified goals and objectives, which was guaranteed only for the year ended December 31, 2011. Although the performance goals were neither defined nor obtained, this bonus amount was accrued as of December 31, 2011 and paid in January 2012 due to the guaranteed nature of the bonus. Mr. Darak did not earn a bonus during the year ended December 31, 2012.

Historic Long-Term Incentive Opportunity

During the year ended December 31, 2007, the Manager’s board of directors approved a Key Employee Incentive Plan and an Executive Management Plan, under which the Manager’s board of directors was able to grant eligible key employees and executives stock appreciation rights that entitled participants to receive a payment equal to the appreciation in the value of one share of the Manager’s stock. Stock appreciation rights granted under the plans were linked to the value of shares of the Manager’s stock, and not to the value of membership units in the Fund. Messrs. Albers and Meris were not eligible to participate in these long-term incentive plans. Mr. Darak was eligible to participate in the Executive Management Plan, and was awarded 6,667 stock appreciation rights under this plan on June 29, 2007. No stock appreciation rights were awarded to Mr. Darak subsequent to that date.

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

Under the terms of the MOU, the Company agreed to not award stock options to Mr. Meris or Mr. Darak in 2012.

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

Summary Compensation Table

The following table sets forth certain information with respect to compensation paid by us after the June 18, 2010 internalization of the Manager through the Conversion Transactions, and by the Manager prior to the internalization, to our named executive officers for service during the years ended December 31, 2012 and 2011 and 2010:

						All
					Option	Other
		Salary	Bonus		Awards	Compensation		Total
Name and Principal Position	Year	($)	($)		($) (1)	($) (6)		($)

William Meris, President,	2012	600,000	-		-	26,176	(3)/(5)	626,176
Chairman, Chief Executive	2011	520,269	-		370,500	19,350	(3)	910,119
Officer effective June 7, 2011	2010	420,000	-		-	-		420,000
Steven Darak, Chief	2012	310,000	-		-	10,026	(4)/(5)	320,026
Financial Officer	2011	265,571	100,000	(2)	148,200	12,223	(4)	525,994
	2010	300,000	-		-	-		300,000

(1)	The amounts reported in this column reflect the non-cash, aggregate fair value of the awards at the grant date computed in accordance with FASB ASC Topic 718 "Stock Compensation". See Note 14 in the accompanying consolidated financial statements for a more detailed description of assumptions used in deriving the value of such options.
(2)	Under the terms of his employment agreement, Mr. Darak was entitled to receive a guaranteed bonus of $100,000 for the year ended December 31, 2011. This bonus was reported for the year ended December 31, 2011 and paid in January 2012.
(3)	Other compensation for Mr. Meris in includes: $12,000 and $10,000 for company match on 401(K) program for 2011 and 2012, respectively and $7,350 and $15,000 for an automobile allowance for 2011 and 2012, respectively, in accordance with his employment agreement.
(4)	Other compensation includes company match on 401(K) program.
(5)	According to the terms of their employment agreements, both Messrs. Meris and Darak are to receive supplemental disability and healthcare benefits. During 2011 neither Mr. Meris or Mr. Darak received any supplemental benefits. In 2012, Mr. Meris received supplemental benefits of $1,176 and Mr. Darak received supplement benefits of $1,071. In 2012, Mr. Meris did not receive any benefit for supplemental disability insurance and Mr. Darak did not receive any benefit for an annual physical.

Outstanding Equity Awards as of Fiscal Year End

The following table provides certain information with respect to equity awards outstanding at December 31, 2012.

	Number of	Number of
	Securities	Securities
	Underlying	Underlying
	Unexercised	Unexercised	Option
	Options	Options	Exercise	Option
	Exercisable	Unexercisable	Price	Expiration
Name and Principal Position	(#)	(#)	($)	Date
William Meris, Chairman and CEO effective June 7, 2011)	70,833	79,167	$9.58	August 1, 2021
Steven Darak, CFO	28,333	31,667	$9.58	August 1, 2021

The options presented in the foregoing table were issued in July 2011 and vest on a monthly basis over a three–year period beginning in August 2011.

Other Tables Not Applicable

No equity awards were exercised during the year ended December 31, 2012. We have not provided the named executive officers with any defined-benefit pension benefits or benefits under any non-qualified deferred compensation plans.

Employment, Change in Control and Severance Agreements

Under the terms of the respective employment agreements with each of Messrs. Meris and Darak, various provisions exist with respect to a change in control of the Company, termination for cause, constructive termination without cause, as such terms are defined in the executive’s respective employment agreement.

Upon any termination of the executive’s employment during the employment period with the Company, the executive, or the executive’s estate, shall in all events be paid (I) all accrued but unpaid base salary, and (II) (except in the case of a termination by us for cause or a voluntary termination by the executive which is not due to a constructive termination without cause, in either of which cases this clause (II) shall not apply) a pro rata portion of the executive’s cash bonus (collectively, the “termination compensation”).

In the event of the executive’s death or disability during the employment period, the Company shall, in addition to paying the termination compensation, take whatever action is reasonably necessary to cause all of the executive’s unvested equity-based awards that have been granted by the Company to become fully vested. In addition, if the executive becomes disabled and terminates employment during the employment period from the Company, the Company shall, (II) pay to the executive, in one lump sum, an amount equal to two times the executive’s covered average compensation (with “covered average compensation” defined as the average annual base salary plus annual bonus for the year in which the termination event occurs and the prior two years (with no duplication of benefits) (“severance payment”); (III) continue, without cost to the executive, COBRA benefits for up to eighteen 18 months following the date of termination, or until such earlier date as the executive obtains comparable benefits through other employment; and (IV) reimburse the executive for certain costs of obtaining supplemental disability insurance coverage in similar amounts to provided by the Company prior to termination.

In the event the Company gives the executive a non-renewal notice, in addition to paying the termination compensation, the Company shall (I) take whatever action is reasonably necessary to cause all of the executive’s unvested equity-based awards that have been granted by the Company to become fully vested; (II) pay to the executive, in one lump sum, an amount equal to one times the executive’s covered average compensation (with no duplication of benefits) (“severance payment”); (II) continue, without cost to the executive, COBRA benefits for up to eighteen 12 months following the date of termination, or until such earlier date as the executive obtains comparable benefits through other employment; and (III) reimburse the executive for certain costs of obtaining supplemental disability insurance coverage in similar amounts to provided by the Company prior to termination.

During the employment period, in the event the Company (or any successor entity) terminates the executive’s employment without cause, or if the executive terminates his employment in a constructive termination without cause, the Company shall, in addition to paying the termination compensation, (I) take whatever action is reasonably necessary to cause all of the executive’s unvested equity-based awards that have been granted by the Company to become fully vested, (II) pay to the executive, in one lump sum, an amount equal to two times the executive’s covered average compensation (with no duplication of benefits) (“severance payment”); (III) continue, without cost to the executive, COBRA benefits for up to eighteen 18 months following the date of termination, or until such earlier date as the executive obtains comparable benefits through other employment; and (IV) reimburse the executive for certain costs of obtaining supplemental disability insurance coverage in similar amounts to provided by the Company prior to termination.

The payment of any severance payment is conditioned upon the executive executing and not revoking a customary separation agreement, including customary restrictive covenants.

Director Compensation

During 2012, our board of directors consisted of Messrs. Meris, and Darak, neither of whom received retainer, meeting or other fees or compensation during the year ended December 31, 2012 in connection with their service on the board of directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of March 29, 2013, we had approximately 5,113 stockholders of record. The following table summarizes, as of March 29, 2013, the number of shares and percentage of shares of common stock beneficially owned by certain beneficial owners, and by each of our directors and named executive officers and all of our directors and executive officers as a group. In accordance with SEC rules, each listed person’s beneficial ownership includes all shares as to which the investor has or shares voting or dispositive control (such as in the capacity as a general partner of an investment fund) and all shares the investor has the right to acquire within 60 days (such as shares of restricted common stock that are currently vested or which are scheduled to vest within 60 days).

Security Ownership of Certain Beneficial Owners

The following table presents the direct and indirect beneficial ownership of NW Capital and its affiliates that represent greater than 5% of the related class of stock at December 31, 2012:

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

Security Ownership of Management

Unless otherwise indicated, all shares are owned directly, and the indicated person has sole voting and investment power. The address for each such person is our principal executive office, IMH Financial Corporation, 7001 N. Scottsdale Rd., Suite 2050, Scottsdale, Arizona 85253. No shares beneficially owned by a named executive officer, director or director nominee have been pledged as security.

Name	Amount and Nature of Beneficial Ownership		Percent of Class
William Meris	318,861	(1)	1.9%
Steven T. Darak	72,042	(2)	*

All directors and executive officers as a group (2 persons)	390,903		2.3%

*Less than 1% of the number of shares of common stock outstanding

1.	Includes 805 shares of Class B-1 common stock, 805 shares of Class B-2 common stock, 1,613 shares of Class B-3 common stock and 236,471 shares of Class B-4 common stock. In addition, includes 79,167 options which are vested or scheduled to vest within 60 days that are exercisable into common stock upon exercise. The 236,471 shares of Class B-4 common stock held by Mr. Meris that are subject to restrictions on transfer that expire on the four-year anniversary of the consummation of the Conversion Transactions, subject to earlier termination in certain circumstances.

2.	Includes 40,375 shares of Class B-3 common stock, convertible into common stock. In addition, includes 31,667 options which are vested or scheduled to vest within 60 days that are exercisable into common stock upon exercise.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

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

Convertible Notes Payable with NW Capital

Under applicable accounting guidance, parties are considered related when one has the power—through ownership, contractual right, family relationship, or otherwise—to directly or indirectly control or significantly influence the other. Parties are also related when they are under the common control or significant influence of a third party. Under the terms of the NW Capital loan agreement, NW Capital has substantial approval rights over our operations. NW Capital or its affiliates, upon conversion of the loan to Series A preferred stock, which in turn is convertible into common stock, would beneficially own approximately 26.2% of our common stock. This ownership may increase further as a result of deferred interest on the notes or paid-in-kind dividends on the Series A preferred stock. In addition, if NW Capital converts the loan into Series A preferred stock, it will hold a majority of outstanding preferred stock and effectively have the ability to control the appointment of two directors to our board of directors. As a result, of its substantial beneficial equity interest in us, NW Capital has considerable influence over our corporate affairs and actions, and they are deemed to be a related party for reporting purposes.

On June 7, 2011, we entered into and closed funding of a $50.0 million senior secured convertible loan with NW Capital. The loan matures on June 6, 2016 and bears interest at a rate of 17% per year. The lender elected to defer all interest due through December 7, 2011 and 5% of the interest accrued from December 8, 2011 to December 31, 2011. Thereafter, the lender, at its sole option, may make an annual election to defer a portion of interest due representing 5% of the total accrued interest amount, with the balance (12%) payable in cash. The lender made its election to defer the 5% portion for the year ended December 31, 2012 and for the year ending December 31, 2013. Deferred interest is capitalized and added to the outstanding loan balance on a quarterly basis. As of December 31, 2012 and 2011, deferred interest added to the principal balance of the convertible note totaled $7.4 million and $4.6 million, respectively. Interest is payable quarterly in arrears beginning on January 1, 2012, and thereafter each April, July, October and January during the term of the loan.

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

Dividends on the Series A preferred stock will accrue from the issue date at the rate of 17% of the issue price per year, compounded quarterly in arrears. A portion of the dividends on the Series A preferred stock (generally 5% per annum) is payable in additional shares of stock. Generally, no dividend may be paid on the common stock during any fiscal year unless all accrued dividends on the Series A preferred stock have been paid in full. However, the lender has agreed to allow the payment of dividends to common stockholders for up to the first eight quarters (subsequently amended to seven quarters) following the loan closing in an annual amount of up to 1% of the net book value of the Company’s common stock as of the immediately preceding December 31. All issued and outstanding shares of Series A preferred stock will automatically convert into common stock upon closing of the sale of shares of common stock to the public at a price equal to or greater than 2.5 times the $9.58 conversion price in a firm commitment underwritten public offering and listing of the common stock on a national securities exchange within three years of the date of the loan, resulting in at least $250 million of gross proceeds.

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

See Note 9 – Debt, Notes Payable and Special Assessment Obligations in the accompanying financial statements for additional information regarding this transaction.

New World Realty Advisors, LLC

Effective March 2011, we entered into an agreement with New World Realty Advisors, LLC (“NWRA”), which is a member of NW Capital, to provide certain consulting and advisory services in connection with the development and implementation of an interim recovery and workout plan and long-term strategic growth plan for us.  The key provisions of the agreement include a diagnostic review of the Company and its existing REO assets and loan portfolio, development and implementation of specific workout strategies for such assets, the development and implementation of a new investment strategy, and, when warranted, an assessment of the Company’s capital market alternatives. The agreement shall remain in effect for four years and may be extended for an additional three years.

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

During the years ended December 31, 2012 and 2011, NWRA earned base management fees of approximately $1.5 million and $1.3 million, respectively, which is included in professional fees in the accompanying consolidated statement of operations. In addition, NWRA earned legacy asset fees totaling $0.5 million and $0.2 million during the years ended December 31, 2012 and 2011, respectively, a portion of which is included as an offset in gain on disposal of assets and a portion which is included as an offset in recovery of credit losses in the accompanying consolidated statement of operations.

Juniper Capital Partners, LLC

We entered into a consulting agreement with Juniper Capital Partners, LLC (“Juniper Capital”), an affiliate of NW Capital, dated June 7, 2011, pursuant to which we engaged Juniper Capital to perform a variety of consulting services to us. Juniper Capital’s services include assisting us with certain with strategic and business development matters, advising us with respect to the formation, structuring, business planning and capitalization of various special purpose entities, and advising us with respect to leveraging our relationships to access market opportunities, as well as strategic partnering opportunities. The initial term of the consulting agreement is four years and is automatically renewable for three more years unless terminated. The annual consulting fee expense under this agreement is $0.3 million. During the years ended December 31, 2012 and 2011, we incurred $0.3 million and $0.2 million under this agreement, which is included in professional fees in the accompanying statement of operations.

Employment Agreements

We entered into employment agreements containing compensation, termination and change of control provisions, among others, with our executive officers described under the heading “Executive Compensation — Compensation Discussion and Analysis - Executive Employment Agreements” above.

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

All ongoing related party transactions are reviewed and approved annually by the board of directors. There were no such transactions that fell within the criteria cited above during 2012. During 2011, the transactions with NW Capital, NWRA and Juniper Capital described above were the only related party transactions identified that fell within the criteria cited above and these transactions were approved by our board of directors.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

We have appointed BDO USA, LLP as the independent registered public accountants to audit our consolidated financial statements for the fiscal year ended December 31, 2012. BDO USA, LLP has served as our independent registered public accounting firm since 2006.

Audit Fees.  Fees for audit services to BDO USA, LLP totaled approximately $0.6 million and $0.5 million for the years ended December 31, 2012 and 2011, respectively. Fees include those associated with annual audit services, the review of our quarterly reports on Form 10-Q, and assistance with and review of documents to be filed with the SEC.

Audit-Related Fees.  We neither incurred nor paid any fees for audit-related services to BDO USA LLP in 2012 or 2011.  Audit-related services principally include due diligence, consents and assistance with review of documents pertaining to acquisitions.

Tax Fees.  We neither incurred nor paid any fees for tax-related services to BDO USA, LLP in 2012 or 2011.

All Other Fees.  No other fees for any other services not included above were incurred in 2012 or 2011.

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	Financial Statements and Schedules

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

(b)	Exhibits

Exhibit No.	Description of Document

2.1	Agreement and Plan of Conversion and Contribution dated May 10, 2010 by and among IMH Secured Loan Fund, LLC, Investors Mortgage Holdings Inc. and its stockholders, and IMH Holdings, LLC and its members (filed as Exhibit 2.1 to the Quarterly Report on Form 10-Q filed on August 23, 2010 and incorporated herein by reference).

3.1	Certificate of Incorporation of IMH Financial Corporation (filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q filed on August 23, 2010 and incorporated herein by reference).

3.2	Second Amended and Restated Bylaws of IMH Financial Corporation (filed as Exhibit 3.1 to Current Report on Form 8-K filed on January 15, 2013 and incorporated herein by reference).

3.3	Certificate of Designation of Series A Cumulative Convertible Preferred Stock (filed as Exhibit 3.1 to Current Report on Form 8-K on June 13, 2011 and incorporated herein by reference).

10.15 (1)	2010 IMH Financial Corporation Employee Stock Incentive Plan (filed as Exhibit 4.1 to Report on Form 8-K filed on June 23, 2010 and incorporated herein by reference).

4.1	Registration Rights Agreement (filed as Exhibit 4.1 to Current Report on Form 8-K on June 13, 2011 and incorporated herein by reference).

10.1	Management Agreement by and between Strategic Wealth & Income Fund, LLC and SWI Management, LLC (filed as Exhibit 10.3 to Amendment No. 3 to Registration Statement on Form S-4 filed on March 18, 2010 and incorporated herein by reference).

10.2††	Selling Agreement (filed as Exhibit 10.6 to Amendment No. 9 to Registration Statement on Form S-4 filed on May 10, 2010 and incorporated herein by reference).

10.3††	Amendment to Selling Agreement (filed as Exhibit 10.7 to Amendment No. 9 to Registration Statement on Form S-4 filed on May 10, 2010 and incorporated herein by reference).

10.4 (1)	Indemnification Agreement, by and between Shane Albers and IMH Financial Corporation (filed as Exhibit 10.1 to Quarterly Report on Form 10-Q filed on November 22, 2010 and incorporated herein by reference).

10.5 (1)	Indemnification Agreement, by and between William Meris and IMH Financial Corporation (filed as Exhibit 10.2 to Quarterly Report on Form 10-Q filed on November 22, 2010 and incorporated herein by reference).

10.6 (1)	Indemnification Agreement, by and between Steven Darak and IMH Financial Corporation (filed as Exhibit 10.3 to Quarterly Report on Form 10-Q filed on November 22, 2010 and incorporated herein by reference).

10.7 (1)	Advisory Services Agreement with New World Realty Advisors, LLC (filed as Exhibit 10.4 to Current Report on Form 8-K on April 26, 2011 and incorporated herein by reference).

10.8 (1)	Amended and Restated Consulting Agreement by and between IMH Financial Corporation and ITH Partners, LLC (filed as Exhibit 10.5 to Current Report on Form 8-K on April 26, 2011 and incorporated herein by reference).

10.9 (1)	Employment Separation and General Release Agreement with Shane Albers (filed as Exhibit 10.6 to Current Report on Form 8-K on April 26, 2011 and incorporated herein by reference).

10.10 (1)	Employment Agreement with William Meris (filed as Exhibit 10.7 to Current Report on Form 8-K on April 26, 2011 and incorporated herein by reference).

10.11 (1)	Employment Agreement with Steven Darak (filed as Exhibit 10.8 to Current Report on Form 8-K on April 26, 2011 and incorporated herein by reference).

10.12	Loan Agreement by and between IMH Financial Corporation and NWRA Ventures I, LLC (filed as Exhibit 10.1 to Current Report on Form 8-K on June 13, 2011 and incorporated herein by reference).

10.13	Promissory Note (filed as Exhibit 10.2 to Current Report on Form 8-K on June 13, 2011 and incorporated herein by reference).

10.14	Consulting Services Agreement with Juniper Capital Partners, LLC (filed as Exhibit 10.3 to Current Report on Form 8-K on June 13, 2011 and incorporated herein by reference).

21.1*	List of Subsidiaries

23.2*	Consent of Independent Registered Public Accounting Firm.

24.1	Powers of Attorney (see signature page).

31.1*	Certification of Chief Executive Officer of IMH Financial Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer of IMH Financial Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.2*†	Certification of Chief Executive Officer and Chief Financial Officer of IMH Financial Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Memorandum of Understanding (filed as Exhibit 99.1 to Current Report on Form 8-K on February 6, 2012 and incorporated herein by reference).

____________
*	Filed herewith.
†	This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Exchange Act, and is not to be incorporated by reference into any filings of the Fund, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

††	One example agreement has been filed pursuant to Item 601 of Regulation S-K. Confidential treatment has been granted with respect to information identifying the counterparty to this agreement, and the schedule provided pursuant to Item 601 identifying the counterparties to the other agreements and certain other differences. The omitted information and schedule has been filed separately with the U.S. Securities and Exchange Commission.
(1)	Management contract or compensation plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 29, 2013	IMH FINANCIAL CORPORATON

	By:	/s/ Steven Darak
Steven Darak
Chief Financial Officer

KNOW ALL MEN BY THESE PRESENTS, that William Meris, whose signature appears below constitutes and appoints Steven Darak his true and lawful attorney-in-fact and agent, for such person in any and all capacities, to sign any amendments to this report and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or substitute or substitutes, may do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William Meris	Chief Executive Officer, President and Director	March 29, 2013
William Meris	(Principal Executive Officer)

/s/ Steven Darak	Chief Financial Officer and Director (Principal	March 29, 2013
Steven Darak	Financial Officer and Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description of Document

2.1	Agreement and Plan of Conversion and Contribution dated May 10, 2010 by and among IMH Secured Loan Fund, LLC, Investors Mortgage Holdings Inc. and its stockholders, and IMH Holdings, LLC and its members (filed as Exhibit 2.1 to the Quarterly Report on Form 10-Q filed on August 23, 2010 and incorporated herein by reference).

3.1	Certificate of Incorporation of IMH Financial Corporation (filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q filed on August 23, 2010 and incorporated herein by reference).

3.2	Second Amended and Restated Bylaws of IMH Financial Corporation (filed as Exhibit 3.1 to Current Report on Form 8-K filed on January 15, 2013and incorporated herein by reference).

3.3	Certificate of Designation of Series A Cumulative Convertible Preferred Stock (filed as Exhibit 3.1 to Current Report on Form 8-K on June 13, 2011 and incorporated herein by reference).

10.15	2010 IMH Financial Corporation Employee Stock Incentive Plan (filed as Exhibit 4.1 to Report on Form 8-K filed on June 23, 2010 and incorporated herein by reference).

4.1	Registration Rights Agreement (filed as Exhibit 4.1 to Current Report on Form 8-K on June 13, 2011 and incorporated herein by reference).

10.1	Management Agreement by and between Strategic Wealth & Income Fund, LLC and SWI Management, LLC (filed as Exhibit 10.3 to Amendment No. 3 to Registration Statement on Form S-4 filed on March 18, 2010 and incorporated herein by reference).

10.2††	Selling Agreement (filed as Exhibit 10.6 to Amendment No. 9 to Registration Statement on Form S-4 filed on May 10, 2010 and incorporated herein by reference).

10.3††	Amendment to Selling Agreement (filed as Exhibit 10.7 to Amendment No. 9 to Registration Statement on Form S-4 filed on May 10, 2010 and incorporated herein by reference).

10.4 (1)	Indemnification Agreement, by and between Shane Albers and IMH Financial Corporation (filed as Exhibit 10.1 to Quarterly Report on Form 10-Q filed on November 22, 2010 and incorporated herein by reference).

10.5 (1)	Indemnification Agreement, by and between William Meris and IMH Financial Corporation (filed as Exhibit 10.2 to Quarterly Report on Form 10-Q filed on November 22, 2010 and incorporated herein by reference).

10.6 (1)	Indemnification Agreement, by and between Steven Darak and IMH Financial Corporation (filed as Exhibit 10.3 to Quarterly Report on Form 10-Q filed on November 22, 2010 and incorporated herein by reference).

10.7 (1)	Advisory Services Agreement with New World Realty Advisors, LLC (filed as Exhibit 10.4 to Current Report on Form 8-K on April 26, 2011 and incorporated herein by reference).

10.8 (1)	Amended and Restated Consulting Agreement by and between IMH Financial Corporation and ITH Partners, LLC (filed as Exhibit 10.5 to Current Report on Form 8-K on April 26, 2011 and incorporated herein by reference).

10.9 (1)	Employment Separation and General Release Agreement with Shane Albers (filed as Exhibit 10.6 to Current Report on Form 8-K on April 26, 2011 and incorporated herein by reference).

10.10 (1)	Employment Agreement with William Meris (filed as Exhibit 10.7 to Current Report on Form 8-K on April 26, 2011 and incorporated herein by reference).

10.11 (1)	Employment Agreement with Steven Darak (filed as Exhibit 10.8 to Current Report on Form 8-K on April 26, 2011 and incorporated herein by reference).

10.12	Loan Agreement by and between IMH Financial Corporation and NWRA Ventures I, LLC (filed as Exhibit 10.1 to Current Report on Form 8-K on June 13, 2011 and incorporated herein by reference).

10.13	Promissory Note (filed as Exhibit 10.2 to Current Report on Form 8-K on June 13, 2011 and incorporated herein by reference).

10.14	Consulting Services Agreement with Juniper Capital Partners, LLC (filed as Exhibit 10.3 to Current Report on Form 8-K on June 13, 2011 and incorporated herein by reference).

21.1*	List of Subsidiaries

23.2*	Consent of Independent Registered Public Accounting Firm.

24.1	Powers of Attorney (see signature page).

31.1*	Certification of Chief Executive Officer of IMH Financial Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer of IMH Financial Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.2*†	Certification of Chief Executive Officer and Chief Financial Officer of IMH Financial Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Memorandum of Understanding (filed as Exhibit 99.1 to Current Report on Form 8-K on February 6, 2012 and incorporated herein by reference).

____________
*	Filed herewith.
†	This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Exchange Act, and is not to be incorporated by reference into any filings of the Fund, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

††	One example agreement has been filed pursuant to Item 601 of Regulation S-K. Confidential treatment has been granted with respect to information identifying the counterparty to this agreement, and the schedule provided pursuant to Item 601 identifying the counterparties to the other agreements and certain other differences. The omitted information and schedule has been filed separately with the U.S. Securities and Exchange Commission.
(1)	Management contract or compensation plan.

IMH FINANCIAL CORPORATION

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

IMH Financial Corporation

Scottsdale, Arizona

We have audited the accompanying consolidated balance sheets of IMH Financial Corporation (the “Company”, and formerly known as IMH Secured Loan Fund, LLC) as of December 31, 2012 and 2011 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012.  In connection with our audits of the financial statements, we have also audited the financial statement schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of IMH Financial Corporation at December 31, 2012 and 2011, and the results of its consolidated operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the 2011 consolidated financial statements have been restated to correct misstatements related to the presentation of cash and cash equivalents and restricted cash, accrued mortgage loan interest, and community facilities district (CFD) special revenue bonds and special assessments.

/s/ BDO USA, LLP

Phoenix, Arizona

March 29, 2013

IMH FINANCIAL CORPORATION

(formerly known as IMH Secured Loan Fund, LLC)

CONSOLIDATED BALANCE SHEETS

December 31, 2012 and 2011

(In thousands, except share data)

	December 31,
	2012	2011 (1)
		(Restated)
ASSETS
Cash and Cash Equivalents	$3,084	$1,168
Restricted Cash and Cash Equivalents	14,914	20,154
Mortgage Loans Held for Sale, Net	73,297	108,186
Real Estate Acquired through Foreclosure Held for Sale	54,050	34,644
Real Estate Acquired through Foreclosure Held for Development	43,006	47,252
Operating Properties Acquired through Foreclosure	21,915	19,611
Deferred Financing Costs, Net	4,877	6,004
Other Receivables	1,693	5,423
Other Assets	3,427	2,903
Property and Equipment, Net	751	1,013

Total Assets	$221,014	$246,358

LIABILITIES
Accounts Payable and Accrued Expenses	$5,473	$7,183
Accrued Property Taxes	7,063	5,308
Dividends Payable	400	506
Accrued Interest Payable	2,657	425
Liabilities of Assets Held for Sale	613	591
Tenant Deposits and Funds Held for Others	223	744
Convertible Notes Payable and Deferred Interest, Net of Discount	49,961	45,155
Notes Payable, Net of Discount	6,070	4,712
Special Assessment Obligations	6,031	6,031
Exit Fee Payable	10,448	10,448

Total Liabilities	88,939	81,103

Commitments and Contingent Liabilities

STOCKHOLDERS' EQUITY
Common stock, $.01 par value; 200,000,000 shares authorized; 16,873,880 shares outstanding at December 31, 2012 and 2011	169	169
Preferred stock, $.01 par value; 100,000,000 shares authorized; none outstanding	-	-
Paid-in Capital	724,848	725,836
Accumulated Deficit	(592,942)	(560,750)
Total Stockholders' Equity	132,075	165,255

Total Liabilities and Stockholders' Equity	$221,014	$246,358

(1)	The consolidated balance sheet as of December 31, 2011 has been restated as described in note 2 herein.

The accompanying notes are an integral part of these statements

IMH FINANCIAL CORPORATION

(formerly known as IMH Secured Loan Fund, LLC)

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended December 31, 2012, 2011 and 2010

(In thousands, except share data)

	Years Ended December 31,
	2012	2011	2010

REVENUE:
Mortgage Loan Income, Net	$1,084	$1,327	$1,454
Rental Income	1,475	1,847	1,665
Hospitality and Entertainment Income	1,986	-	-
Investment and Other Income	194	559	637

Total Revenue	4,739	3,733	3,756

COSTS AND EXPENSES:
Property Taxes for Real Estate Owned	1,900	2,159	2,049
Other Operating Expenses for Real Estate Owned	5,267	2,533	2,317
Professional Fees	5,307	7,201	6,331
Default and Enforcement Related Expenses	1,317	767	673
General and Administrative Expenses	5,921	10,232	3,720
Organizational and Offering Costs	-	509	6,149
Interest Expense	15,216	9,842	2,565
Restructuring charges	-	204	-
Depreciation and Amortization Expense	2,550	1,796	1,473
(Gain) Loss on Disposal of Assets	(989)	(201)	1,209
Settlement and Related Costs	2,563	1,357	-
Total Operating Expenses	39,052	36,399	26,486

(Recovery of) Provision for Credit Losses	(2,121)	1,000	47,454
Impairment of Real Estate Owned	-	1,529	46,856
Total Provision and Impairment Charges	(2,121)	2,529	94,310

Total Costs and Expenses	36,931	38,928	120,796

Loss before income taxes	(32,192)	(35,195)	(117,040)

Provision for Income Taxes	-	-	-

NET LOSS	$(32,192)	$(35,195)	$(117,040)

Basic and diluted loss per common share
Net Loss per Share	$(1.91)	$(2.09)	$(7.05)
Weighted Average Common Shares Outstanding	16,873,880	16,850,504	16,591,687

The accompanying notes are an integral part of these statements

IMH FINANCIAL CORPORATION

(formerly known as IMH Secured Loan Fund, LLC)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended December 31, 2012, 2011 and 2010

(In thousands, except share and unit data)

	IMH Financial Corporation			IMH Secured Loan Fund			Total
	Common Stock			Members' Capital		Accumulated	Stockholders'
	Shares	Amount	Paid-in Capital	Units	Capital	Deficit	Equity
Balances at December 31, 2009	-	$-	$-	73,038	$730,383	$(408,515)	$321,868

Net Loss - 2010	-	-	-	-	-	(117,040)	(117,040)
Conversion of Member units to Common Shares	16,093,487	161	730,222	(73,038)	(730,383)	-	-
Common Shares issued for Acquistion of Manager	716,279	7	(3,472)	-	-	-	(3,465)
Balances at December 31, 2010	16,809,766	168	726,750	-	-	(525,555)	201,363

Net Loss - 2011	-	-	-	-	-	(35,195)	(35,195)
Dividends Declared	-	-	(1,518)	-	-	-	(1,518)
Stock-Based Compensation	64,114	1	604	-	-	-	605
Balances at December 31, 2011	16,873,880	169	725,836	-	-	(560,750)	165,255

Net Loss - 2012	-	-	-	-	-	(32,192)	(32,192)
Dividends Declared	-	-	(1,600)	-	-	-	(1,600)
Stock-Based Compensation	-	-	612	-	-	-	612
Balances at December 31, 2012	16,873,880	$169	$724,848	-	$-	$(592,942)	$132,075

The accompanying notes are an integral part of these statements

IMH FINANCIAL CORPORATION

(formerly known as IMH Secured Loan Fund, LLC)

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2012, 2011 and 2010

(In thousands)

	Years Ended December 31,
	2012	2011 (1)	2010
		(Restated)
CASH FLOWS - OPERATING ACTIVITIES
Net Loss	$(32,192)	$(35,195)	$(117,040)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash Provision for (Recovery of) Credit Losses	(275)	1,000	47,454
Impairment of Real Estate Owned	-	1,529	46,856
Stock-Based Compensation and Option Amortization	612	1,640	-
(Gain) Loss on Disposal of Assets	(989)	(201)	1,209
Principal forgiven	50	-	-
Write-off of uncollectible mortgage	11	-	-
Amortization of Deferred Financing Costs	1,260	1,494	-
Depreciation and Amortization Expense	2,550	1,796	1,473
Accretion of Discount on Note Payable	2,549	530	471
Increase (decrease) in cash resulting from changes in:
Accrued Interest Receivable	(232)	(1,268)	(2,405)
Other Receivables	3,521	(1,143)	(2,739)
Other Assets	(454)	(1,435)	(220)
Accrued Property Taxes	(375)	702	2,430
Accounts Payable and Accrued Expenses	(1,791)	1,898	2,718
Accrued Interest Payable	5,087	5,922	106
Liabilities of Assets Held for Sale	(955)	(3,638)	151
Tenant Deposits and Funds Held for Others	(520)	561	(31)

Total adjustments, net	10,049	9,387	97,473

Net cash used in operating activities	(22,143)	(25,808)	(19,567)

CASH FLOWS - INVESTING ACTIVITIES
Proceeds from Sale/Recovery of Real Estate Owned	11,778	9,729	4,684
Proceeds from Sale of Loans	-	5,380	4,452
Acquisition of Manager, Net of Cash Acquired	-	-	(3,299)
Purchases of Property and Equipment	(644)	(29)	(8)
Mortgage Loan Fundings and Protective Advances	(1,483)	(3,734)	(1,729)
Mortgage Loan Repayments	12,460	7,103	6,662
Investment in Real Estate Owned	(1,363)	(777)	(1,552)
Net cash provided by investing activities	20,748	17,672	9,210

CASH FLOWS - FINANCING ACTIVITIES
Proceeds from Notes Payable	-	1,500	16,006
Proceeds from Convertible Notes Payable	-	50,000	-
Debt Issuance Costs	(133)	(8,084)	-
(Increase) decrease in Restricted Cash	5,240	(20,154)	-
Repayments of Notes Payable	(90)	(13,776)	(4,072)
Repayments of Borrowings from Manager	-	-	(1,608)
Payments on Notes payable to Stockholders	-	-	(101)
Dividends Paid	(1,706)	(1,013)	-
Net cash provided by financing activities	3,311	8,473	10,225

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	1,916	337	(132)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,168	831	963

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,084	$1,168	$831

(Continued)

IMH FINANCIAL CORPORATION

(formerly known as IMH Secured Loan Fund, LLC)

CONSOLIDATED STATEMENTS OF CASH FLOWS - continued

Years ended December 31, 2012, 2011 and 2010

(In thousands)

	Years Ended December 31,
	2012	2011	2010
		(Restated)
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$5,672	$1,088	$1,026
Real Estate Acquired Through Foreclosure	$33,266	$17,696	$34,782
Deferred Interest added to Notes Payable Principal	$2,855	$4,579	$-
Seller Financing provided for Asset Sales	$5,500	$7,953	$3,314
Note Payable Financing for Land Purchase	$850	$-	$-

(1)	The consolidated statement of cash flows for the year ended December 31, 2011 has been restated as described in note 2 herein.

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

Basis of Presentation

The accompanying consolidated financial statements of IMH Financial Corporation have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying consolidated financial statements include the accounts of IMH Financial Corporation and the following wholly-owned operating subsidiaries: Investor’s Mortgage Holdings, Inc., an Arizona corporation, Investors Mortgage Holdings California, Inc., a California corporation, IMH Holdings, LLC, or Holdings, a Delaware limited liability corporation, and various other wholly owned subsidiaries established in connection with the acquisition of real estate either through foreclosure or purchase.  Holdings is a holding company for two wholly-owned subsidiaries: IMH Management Services, LLC, an Arizona limited liability company, and SWI Management, LLC, an Arizona limited liability company. IMH Management Services, LLC provides us and our affiliates with human resources and administrative services, including the supply of employees, and SWI Management, LLC, or SWIM, acts as the manager for the Strategic Wealth & Income Company, LLC, or the SWI Fund. In addition, during 2011, we formed a new wholly-owned subsidiary, INFINET Financial Group, LLC (“Infinet”), to undertake an exploratory business venture to capitalize on our extensive network of broker-dealer relationships. Effective December 31, 2011, management elected to abandon the exploratory business venture. All significant intercompany accounts and transactions have been eliminated in consolidation.

Liquidity

As of December 31, 2012, our accumulated deficit aggregated $592.9 million primarily as a result of provisions for credit losses and impairment charges relating to the change in the fair value of the collateral securing our loan portfolio and the fair value of real estate owned assets primarily acquired through foreclosure in prior years, as well as on-going net operating losses in more recent periods resulting from the lack of income-producing assets. As a result of the erosion of the U.S. and global real estate and credit markets in recent years, we experienced significant loan defaults and foreclosures on our mortgage loans.

IMH FINANCIAL CORPORATION

(formerly known as IMH Secured Loan Fund, LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BUSINESS, BASIS OF PRESENTATION AND LIQUIDITY - continued

Our liquidity plan has included obtaining additional financing, selling whole loans or participating interests in loans and selling certain of our real estate assets. As more fully described in Note 9, in June 2011, we entered into and closed funding of a $50.0 million senior secured convertible loan with NWRA Ventures I, LLC (“NW Capital”). This loan has been our primary source for working capital and funding our general business needs.

In addition, as of December 31, 2012, our entire loan portfolio with an aggregate carrying value of $73.3 million is held for sale. In addition, as of December 31, 2012, real estate owned (“REO”) projects with a carrying value totaling $54.1 million were being actively marketed for sale. During the year ended December 31, 2012, we sold certain loans and REO assets and collected other recoveries generating approximately $12.0 million in cash, net of the amounts financed by us. We also received $12.5 million in mortgage loan paydowns during the year ended December 31, 2012.

In connection with the $50 million loan with NW Capital secured in June 2011, we entered into a cash management agreement with the lender under which the amount of discretionary funds available to us is limited to the following 90 days of budgeted operating cash, which is funded on a monthly basis, subject to NWR approval and release. The balance of all remaining cash (including the balance of loan proceeds and any and all proceeds received from revenues, loan payments, asset sales or other cash generating events) is collected and maintained in a trust account as collateral under the loan for the benefit of NW Capital (the Collateral Account). At December 31, 2012, we had cash and cash equivalents of $3.1 million and restricted cash of $14.9 million. Based on other anticipated sources and uses of cash, we expect to utilize $11.8 million of these funds during fiscal 2013. The actual use of such proceed may increase or decrease depending on the extent that other such sources are realized or uses are incurred and utilized.

While we were successful in securing $50.0 million from the NW Capital loan to provide adequate funding for working capital purposes and have generated liquidity through asset sales and mortgage receivable collections, there is no assurance that we will be successful in selling our remaining real estate assets in a timely manner or in obtaining additional financing, if needed, to sufficiently fund future operations or to implement our investment strategy. Further, each sale requires the approval of NW Capital.  Our failure to generate sustainable earning assets and successfully liquidate a sufficient number of our loans and real estate assets, including receiving approval from our lender of such liquidations, may have a further material adverse effect on our business, results of operations and financial position.

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES

Restatement of Previously Issued Consolidated Financial Statements

Restricted Cash

The Company identified a misstatement with respect to the manner in which it presented cash and cash equivalents and restricted cash in its consolidated balance sheet as of December 31, 2011. Specifically, we have recorded and adjustment to reclassify $20.2 million from cash to restricted cash. In connection with the $50 million loan with NW Capital secured in June 2011 (see Note 9), we entered into a cash management agreement with the lender under which the amount of discretionary funds available to us is limited to the following 90 days of budgeted operating cash, which is funded on a monthly basis, subject to NWR approval and release. The balance of all remaining cash (including the balance of loan proceeds and any and all proceeds received from revenues, loan payments, asset sales or other cash generating events) is collected and maintained in a trust account as collateral under the loan for the benefit of NW Capital (the Collateral Account). While the funds are not restricted for a specified purpose and are expected to be used to fund on-going operations, capital purchases and investments, the availability of such funds is restricted as to withdrawal and subject to NW approval and control. Accordingly, we are required to separately disclose on the face of the consolidated balance sheet the amount of cash in the Collateral Account as restricted cash.

IMH FINANCIAL CORPORATION

(formerly known as IMH Secured Loan Fund, LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES – continued

Interest Receivable on Mortgage Loans

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

Special Assessment Obligations

The Company owns two REO projects located in Buckeye, AZ and Apple Valley, MN, which have community facilities district (CFD) special revenue bonds and special assessments, respectively. The Company acquired these two projects as a result of foreclosure of the underlying collateral on the loans in 2010 and 2009, respectively. Because these CFD and special assessment obligations are fixed in amount and for a fixed period of time, they are deemed to be obligations of the Company. The obligations assumed for the Company’s allocated share of CFD special revenue bonds and special assessments were not recorded when the real estate was acquired, but rather the assessments were recorded as property taxes as amounts were billed by the respective taxing authority. The Company corrected this identified misstatement by recording the CFD special revenue bonds and special assessments obligations totaling $6.0 million as a liability with an equal increase in the carrying value of the related real estate assets on the accompanying consolidated balance sheet. The REO assets held for sale are reported at the lower of carrying amount or fair value, less estimated costs to sell the property and the REO assets held for development are reported at lower of cost or estimated realizable value, as applicable.

Assessment of Restatements

These corrections had no impact on stockholders’ equity as of December 31, 2011 or on net loss or basic and diluted loss per share for the year then ended. The Company has assessed these misstatements in financial statement presentation and has determined that, on both a qualitative and quantitative basis, the adjustments are immaterial, both individually and in the aggregate, to the consolidated financial statements, and thus the Company will not amend any of its prior quarterly and annual reports on Form 10-Q and 10-K, and that it will adjust its presentation on a prospective basis. In order to provide consistency in the Company’s financial reporting, the December 31, 2011 consolidated balance sheet and consolidated statement of cash flows presented herein have been restated to appropriately reflect the corrections described above. The following table summarizes the effect of these corrections on the previously filed consolidated balance sheet and consolidated statement of cash flows as of and for the year ended December 31, 2011, which were restated for comparative purposes only (in thousands):

IMH FINANCIAL CORPORATION

(formerly known as IMH Secured Loan Fund, LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES – continued

	December 31, 2011 Balances
	As Previously		As
	Reported	Adjustment	Restated
ASSETS

Cash and Cash Equivalents	$21,322	$(20,154)	$1,168
Restricted Cash	-	20,154	20,154
Mortgage Loans Held for Sale, Net	103,503	4,683	108,186
Accrued Interest Receivable	4,683	(4,683)	-
Real Estate Acquired through Foreclosure Held for Sale	30,945	3,699	34,644
Real Estate Acquired through Foreclosure Held for Development	44,920	2,332	47,252
Total Assets	240,327	6,031	246,358

LIABILITIES
Special Assessment Obligations	-	6,031	6,031
Total Liabilities	75,072	6,031	81,103

STATEMENT OF CASH FLOW ITEMS
Increase in Restricted Cash	-	(20,154)	(20,154)
Net Increase in Cash Equivalents	20,491	(20,154)	337
Cash and Cash Equivalents, End of Period	21,322	(20,154)	1,168

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Certain accounting policies involve judgments and uncertainties to such an extent that there is reasonable likelihood that materially different amounts could have been reported under different conditions, or if different assumptions had been used. The Company evaluates its estimates and assumptions on a regular basis. The Company uses historical experience and various other assumptions that are believed to be reasonable under the circumstances to form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. The financial statement areas where significant judgment and estimation are involved include revenue recognition, valuation of loans and REO assets, contingencies, income taxes and stock-based compensation Actual results may materially differ from these estimates and assumptions used in preparation of the consolidated financial statements.

Restricted Cash

Restricted cash includes cash items that are legally or contractually restricted as to usage or withdrawal. At December 31, 2012 and 2011, this includes $14.4 million and $20.2 million, respectively, relating primarily to the Collateral Account which is required under the terms of NW Capital loan and related agreements, and is subject to NWR approval and release. While the funds in the Collateral Account are not restricted for a specified purpose and are expected to be used to fund on-going operations, capital purchases and investments, the availability of such funds is restricted as to withdrawal and subject to NW approval and release. In addition, the 2012 balance includes approximately $0.5 million for amounts maintained in escrow accounts for contractually specified purposes. Accordingly, such amounts are reflected as restricted cash in the accompanying consolidated balance sheet.

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

Revenues for the hospitality and entertainment operations include golf and food and beverage operations. Golf revenues are recognized as services are provided. Food and beverage revenue is derived from the sale of prepared food and beverage and select retail items and is recognized at the time of sale. Revenue derived from gift card sales is recognized at the time the gift card is redeemed. Until the redemption of gift cards occurs, the outstanding balances on such cards are included in accrued expenses in the accompanying consolidated balance sheets.

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

Fair Value

Fair value estimates are based upon certain market assumptions and pertinent information available to management. As of the dates of the balance sheets, the respective carrying value of all balance sheet financial instruments approximated their fair values. These financial instruments include cash and cash equivalents, mortgage loans held for sale, accrued interest, and notes payable. Fair values of cash equivalents are assumed to approximate carrying values because these instruments are short term in duration. Fair values of notes payable are assumed to approximate carrying values because the terms of such indebtedness are deemed to be at current market rates.

We perform an evaluation for impairment for all loans in default as of the applicable measurement date based on the fair value of the collateral if we determine that foreclosure is probable. We generally measure impairment based on the fair value of the underlying collateral of the loans because our entire loan portfolio is considered collateral dependent. Impairment is measured at the balance sheet date based on the then fair value of the collateral, less costs to sell, in relation to contractual amounts due under the terms of the loan. In the case of loans that are not deemed to be collateral dependent, we measure impairment based on the present value of expected future cash flows. In addition, we perform a similar evaluation for impairment for all real estate held for sale as of the applicable measurement date based on the fair value of the real estate.

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

Investment in Operating Properties

Investment in operating properties consists of certain operating properties acquired through foreclosure that the Company has elected to hold for on-going operations. At December 31, 2012 and 2011, this consisted of a partially leased medical office building located in Texas and an 18-hole golf course and clubhouse in Bullhead City, Arizona.

Segment Reporting

Our operations are organized and managed according to a number of factors, including product categories and geographic locations. As our business has evolved from that of a lender to an owner and operator of various types of real properties, our reportable segments have also changed in order to more effectively manage and assess operating performance. As permitted under Accounting Standards Codification (“ASC”) Topic 280 (“ASC 280”), “Segment Reporting,” certain operations have been aggregated into operating segments having similar economic characteristics and products. Accordingly, in the first quarter of 2012, we changed the composition of the Company’s reportable segments based on the products and services offered and management’s intent for such assets to include the following: Mortgage and REO-Legacy Portfolio and Other Operations, Commercial Real Estate Leasing Operations, Hospitality and Entertainment Operations, and Corporate and Other, as described in Note 10 of these consolidated financial statements.

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

Changes in restricted cash and cash equivalents activity is reflected in cash flows from financing activities because the primary purpose of the restricted cash is to serve as collateral for borrowings.

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

Reclassifications

Certain 2011 amounts have been reclassified to conform to the 2012 financial statement presentation. In addition to the items described in Note 2, such reclassifications include, but are not limited to, a reclassification of certain legal, accounting and other professional fees and related costs incurred in connection with the shareholder class action litigation described in Note 15, which were previously reported under professional fees in the accompanying consolidated statements of operations.

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

ASU No. 2011-11—Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. The provisions of ASU No. 2011-11 are intended to enhance current disclosure requirements on offsetting financial assets and liabilities. The new disclosures will enable financial statement users to compare balance sheets prepared under U.S. GAAP and IFRS, which are subject to different offsetting models. The disclosures will be limited to financial instruments (and derivatives) subject to enforceable master netting arrangements or similar agreements and will be effective for the Company on January 1, 2013 and is to be applied retrospectively. The Company has evaluated the guidance included in this update and has determined that it is not expected to have a material impact on the Company's financial position or results of operations.

IMH FINANCIAL CORPORATION

(formerly known as IMH Secured Loan Fund, LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES – continued

ASU No. 2013-01—Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. This update clarifies that the scope of ASU No. 2011-11 applies to derivatives accounted for in accordance with Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with Section 210-20-45 or Section 815-10-45 or subject to an enforceable master netting arrangement or similar agreement. An entity is required to apply the amendments for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the required disclosures retrospectively for all comparative periods presented. The Company has evaluated the guidance included in this update and has determined that it is not expected to have a material impact on the Company's financial position or results of operations.

ASU No. 2013-02—Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This update requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is reclassified to a balance sheet account instead of directly to income or expense in the same reporting period. For the Company, the amendment is effective prospectively for reporting periods beginning after December 15, 2012. The Company does not expect the guidance will have a material impact on the Company's financial position or results of operations.

Recently Adopted Accounting Standards

On January 1, 2012, the Company adopted ASU No. 2011-03—Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements. This update is intended to improve financial reporting of repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. ASU No. 2011-03 removes from the assessment of effective control (i) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (ii) the collateral maintenance guidance related to that criterion. ASU No. 2011-03 was effective for the Company on January 1, 2012 and did not have a material impact on the Company's financial position or results of operations.

On January 1, 2012, the Company adopted ASU No. 2011-04—Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (IFRS). The amendments were issued to achieve convergence between U.S. GAAP and IFRS. The guidance clarifies how a principal market is determined, addresses the fair value measurement of instruments with offsetting market or counterparty credit risks and the concept of valuation premise and highest and best use, extends the prohibition on blockage factors to all three levels of the fair value hierarchy, and requires additional disclosures. ASU No. 2011-04 was effective for the Company on January 1, 2012 and was to be applied prospectively. Adoption of this update did not have a material impact on the Company's financial position or results of operations but did result in additional disclosures within the fair value footnote.

On July 1, 2012, the Company adopted update to FASB ASC Topic 360, "Property, Plant, and Equipment: Derecognition of in Substance Real Estate - a Scope Clarification" and applied the provisions prospectively. The guidance represents the consensus reached in Emerging Issues Task Force Issue No. 10-E, "Derecognition of in Substance Real Estate" and applies to a parent that ceases to have a controlling financial interest in a subsidiary that is in substance real estate as a result of default on the subsidiary's nonrecourse debt. The adoption of the guidance did not have a material effect on the Company's Consolidated Financial Statements or the Notes thereto.

On January 1, 2012, the Company adopted the update to FASB ASC Topic 220, "Comprehensive Income" and applied the provisions retrospectively. Under the amended guidance, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income (loss) ("OCI") either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, the entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income (loss) to net income in the statement(s) where the components of net income and the components of other comprehensive income (loss) are presented. The adoption of the guidance did not have a material effect on the Company's consolidated financial statements as the Company did not have OCI to report.

IMH FINANCIAL CORPORATION

(formerly known as IMH Secured Loan Fund, LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES – continued

On January 1, 2012, the Company prospectively adopted the update to FASB ASC Topic 820, "Fair Value Measurement." The amended guidance did not modify the requirements for when fair value measurements apply, rather it generally represents clarifications on how to measure and disclose fair value under Topic 820, Fair Value Measurement. The guidance is intended to improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRS, by ensuring that fair value has the same meaning in U.S. GAAP and IFRS and respective disclosure requirements are the same except for inconsequential differences in wording and style. The adoption of the guidance did not have a material effect on the Company's consolidated financial statements.

On January 1, 2012, the Company adopted FASB ASC Topic 860, "Transfers and Servicing (Topic 860) - Reconsideration of Effective Control for Repurchase Agreements." Under the amended guidance, a transferor maintains effective control over transferred financial assets if there is an agreement that both entitles and obligates the transferor to repurchase the financial assets before maturity. In addition, the following requirements must be met: (i) the financial asset to be repurchased or redeemed are the same or substantially the same as those transferred, (ii) the agreement is to repurchase or redeem the transferred financial asset before maturity at a fixed or determinable price, and (iii) the agreement is entered into contemporaneously with, or in contemplation of the transfer. The adoption of the guidance did not have a material effect on the Company's consolidated financial statements.

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

We acquired the Manager, through the issuance of 716,279 shares of Class B common stock to the equity holders of the Manager and its affiliates, on June 18, 2010.   In exchange for their ownership interest, the previous owners of the Manager and Holdings, as well as certain participants in the Manager’s stock appreciation rights plan, agreed to receive an aggregate of 895,750 shares of Class B-3 and B-4 common stock in the Company. Additionally, in accordance with terms of the acquisition, the previous owners received distributions totaling $4.0 million based on the December 31, 2009 equity of the Manager. Under the terms of the Conversion Transactions, to compensate for any reduction in net assets of the Manager and Holdings since December 31, 2009, the aggregate number of shares issuable to the owners of Manager and Holdings was reduced by one share for each $20 of the net loss incurred by the Manager and Holdings from January 1, 2010 through the acquisition date of June 18, 2010. Based on a net loss through the date of acquisition of $3.5 million, the shares issued to the owners of Manager and Holdings was reduced pro rata by 176,554 shares. We also withheld 2,917 shares for SARS (stock appreciation rights) withholding taxes. As such, we issued a total of 716,279 shares comprised of 88,700 shares of Class B-3 common stock and 627,579 shares of Class B-4 common stock.

IMH FINANCIAL CORPORATION

(formerly known as IMH Secured Loan Fund, LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 — THE CONVERSION TRANSACTIONS – continued

For accounting purposes, the Conversion Transactions were simultaneously treated as a recapitalization of the Fund into IMH Financial Corporation and IMH Financial Corporation’s acquisition of all of the ownership interests in the Manager and Holdings. Recapitalization of membership units of the Fund into common stock of IMH Financial Corporation had no accounting effect except for the requirement to record deferred taxes on the date of change in tax status from a pass through entity to a taxable entity (see Note 13). The Conversion Transactions also terminated the Manager’s pass-through entity tax status and it became a taxable entity resulting in the requirement to record deferred taxes on the date of change in tax status. Upon the exchange of common stock of IMH Financial Corporation for all of the ownership interest in the Manager and Holdings, IMH Financial Corporation included the assets and liabilities of Manager and Holdings in its financial statements at their carryover basis. The acquisition of the Manager and Holdings was effected in order to, among other things, align the interests of management and stockholders of the Company.

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

The Manager contributed approximately $0.4 million to revenue and $3.5 million to pre-tax net loss for the period from June 18, 2010 (the effective date of acquisition) through December 31, 2010. Assuming the acquisition of the Manager and Holdings occurred January 1, 2010, the unaudited pro forma consolidated revenue would be $4.1 million and the unaudited pro forma consolidated net loss would be $120.6 million for the year ended December 31, 2010. This pro forma financial information is provided for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had occurred on January 1, 2010, nor is it intended to be a projection of future results.

Offering Costs

The Conversion Transactions were undertaken, among other reasons, to position us for an initial public offering through the filing of Form S-11 with the SEC.  However, for various reasons and after consultation with our potential underwriters, legal counsel and others, we concluded that it was not probable that we would be in a position to complete an IPO in the time frame originally anticipated.   As a result of this change in circumstances and the indefinite timeframe for an IPO, we wrote-off all previously capitalized incremental costs totaling $6.2 million during the year ended December 31, 2010 and additional $0.2 million during the year ended December 31, 2011. We withdrew our previously filed Form S-11 filing effective July 2011. While there can be no assurance, it remains our intent to effect an IPO as soon as is practicable.

NOTE 4 — RESTUCTURING CHARGES

During the fourth quarter of fiscal year 2011, the Company’s management approved a plan to undertake a series of actions to restructure its business operations in an effort to reduce operating expenses and refocus resources on pursuing other target market opportunities more closely in alignment with the Company’s revised business strategy (the “Q4 2011 Plan”). The principal actions of the Q4 2011 Plan were workforce reductions in order to reduce costs and achieve operational efficiencies, to forego the Company’s exploratory business venture known as Infinet, and to terminate certain contractual commitments related primarily to Infinet operations. Infinet did not contribute any significant income or expense to the Company during fiscal 2011. All employee notifications and actions related to the Q4 2011 Plan and related severance payments were completed in January 2012. In connection with the Q4 2011 Plan, the Company recorded accrued restructuring charges of $0.2 million during the year ended December 31, 2011 which is reflected in the accompanying consolidated statement of operations.

IMH FINANCIAL CORPORATION

(formerly known as IMH Secured Loan Fund, LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 — MORTGAGE INVESTMENTS, LOAN PARTICIPATIONS AND LOAN SALES

Lien Priority

Historically, all mortgage loans have been collateralized by first deeds of trust (mortgages) on real property, and generally include a personal guarantee by the principals of the borrower. Often the loans are secured by additional collateral. However, during 2010, we agreed to subordinate portions of our first lien mortgages to certain third-party lenders. As of December 31, 2012, there was an outstanding third-party loan totaling $17.7 million secured by a portion of our collateral that was superior to our lien position on one of our loans with an outstanding principal and accrued interest balance of $51.9 million. As of December 31, 2011, we had subordinated two first lien mortgages to third-party lenders in the amount of $20.4 million. The outstanding subordination with a balance of $17.7 million at December 31, 2012 was granted in order to provide liquidity to the borrower to complete the construction of the project, an obligation for which we had been responsible under the original loan terms. Under the terms of the subordination agreement, we may purchase or pay off the loan to the third-party lender at par. The second subordination was subject to an intercreditor agreement which stipulated that the lender must notify us of any loan default or foreclosure proceedings, and we have the right, but not the obligation, to cure any event of default or to purchase the liens.

During the year ended December 31, 2012, we paid off the second subordination in the amount of $1.2 million, which was treated as a protective advance under the loan, and foreclosed on the related loan. In addition, during the year ended December 31, 2011, we paid off one of the previous senior liens in the amount of $1.6 million on this loan, which was treated as a protective advance under the loan.

Lending Activities

Given the non-performing status of the majority of the loan portfolio and the suspension of significant lending activities, there was limited loan activity during the year ended December 31, 2012 and 2011. Except for the origination of two loans totaling $5.5 million relating to the financing of a portion of the sale of certain REO assets during 2012, no new loans were originated during the year ended December 31, 2012.  Similarly, we originated only three loans during 2011 totaling $8.0 million relating to the partial financing of the sale of certain REO assets.

IMH FINANCIAL CORPORATION

(formerly known as IMH Secured Loan Fund, LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 — MORTGAGE INVESTMENTS, LOAN PARTICIPATIONS AND LOAN SALES – continued

A roll-forward of loan activity for the years ended December 31, 2012 and 2011 (restated for items described in note 2) follows (in thousands):

	Principal	Interest	Valuation	Carrying
	Outstanding	Receivable	Allowance	Value
Balances at December 31, 2010, as restated (note 2)	$417,340	$8,074	$(294,140)	$131,274
Additions:
Principal fundings - cash	3,734		-	3,734
Principal fundings - asset sale financing	7,953	-	-	7,953
Provision for credit losses	-	-	(1,000)	(1,000)
Revenue Recognized in excess of cash received	-	465	-	465
Reductions:
Principal repayments	(7,103)	(932)	-	(8,035)
Principal reductions - loan sales	(48,715)	-	37,246	(11,469)
Foreclosures/transfers to Real Estate Owned	(128,019)	(2,924)	116,207	(14,736)
Balances at December 31, 2011, as restated (note 2)	245,190	4,683	(141,687)	108,186
Additions:
Principal fundings - cash	1,483	-	-	1,483
Principal fundings - asset sale financing	5,450	-	-	5,450
Revenue Recognized in excess of cash received	-	232	-	232
Reductions:
Principal repayments	(12,545)	(840)	983	(12,402)
Recovery of allowance for credit losses	-	-	275	275
Valuation adjustment	-	-	(23)	(23)
Foreclosures/transfers to Real Estate Owned	(115,319)	(3,226)	88,630	(29,915)
Write-off of uncollectible mortgage loans	(211)	-	222	11
Balances at December 31, 2012	$124,048	$849	$(51,600)	$73,297

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

At December 31, 2012, the average principal balance for our nine loans was $13.8 million, as compared to $11.7 million for our 21 loans at December 31, 2011. However, as of December 31, 2012, we had only two performing loans with an average outstanding principal balance of $2.5 million and a weighted average interest rate of 12.7%. At December 31, 2011, we had only three performing loans with an average outstanding principal balance of $2.4 million and a weighted average interest rate of 10.6%. As of December 31, 2012 and 2011, the valuation allowance represented 41.3% and 56.7%, respectively, of the total outstanding loan principal and interest balances.

Geographic Diversification

Our mortgage loans consist of loans where the primary collateral is located in various states. As of December 31, 2012 and 2011, the geographical concentration of our loan balances by state were as follows (amounts in thousands, except percentages and unit data):

IMH FINANCIAL CORPORATION

(formerly known as IMH Secured Loan Fund, LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 — MORTGAGE INVESTMENTS, LOAN PARTICIPATIONS AND LOAN SALES – continued

	December 31, 2012					December 31, 2011 (Restated - see note 2)
	Outstanding					Outstanding
	Principal	Valuation	Net Carrying			Principal	Valuation	Net Carrying
	and Interest	Allowance	Amount	Percent	#	and Interest	Allowance	Amount	Percent	#
Arizona	$94,699	$(34,490)	$60,209	82.2%	3	$206,860	$(120,959)	$85,901	79.5%	12
California	23,082	(17,110)	5,972	8.1%	5	34,734	(20,647)	14,087	13.0%	7
Utah	7,116	-	7,116	9.7%	1	7,194	-	7,194	6.6%	1
New Mexico	-	-	-	0.0%	-	1,085	(81)	1,004	0.9%	1
Total	$124,897	$(51,600)	$73,297	100.0%	9	$249,873	$(141,687)	$108,186	100.0%	21

The concentration of our loan portfolio in Arizona and California, markets in which values were severely impacted by the decline in the real estate market, totals 90.3% and 92.5% at December 31, 2012 and 2011, respectively. Since we ceased funding new loans in the fourth quarter of 2008, and as a result of other factors, our ability to diversify our portfolio has been significantly impaired.

Interest Rate Information

Our loan portfolio includes loans that carry variable and fixed interest rates. All variable interest rate loans are indexed to the Prime rate with interest rate floors. At December 31, 2012 and 2011, the Prime rate was 3.25% per annum. Since the majority of our loans are in non-accrual status, the extent of mortgage income recognized on the loans in the preceding tables is limited to only those loans that are performing.

At December 31, 2012, we had nine loans with principal balances totaling $124.0 million and interest rates ranging from 7.5% to 14.0%. Of this total, seven loans with principal balances totaling $119.0 million and a weighted average interest rate of 8.8% were non-performing loans, while two loans with principal balances totaling $5.0 million and a weighted average interest rate of 12.7% were performing loans.

At December 31, 2011, we had 21 loans with principal balances totaling $245.2 million and interest rates ranging from 6% to 14.3%. Of this total, 18 loans with principal balances totaling $238.0 million and a weighted average interest rate of 10.5% were non-performing loans, while three loans with principal balances totaling $7.2 million and a weighted average interest rate of 10.6% were performing loans.

See the heading entitled “Borrower and Borrower Group Concentrations” below in this Note 5 for additional information.

Changes in the Portfolio Profile — Scheduled Maturities

The outstanding principal and interest balance of mortgage investments, net of the valuation allowance, as of December 31, 2012 and 2011, have scheduled maturity dates within the next several quarters as follows:

December 31, 2012				December 31, 2011 (Restated - see note 2)
(in thousands, except percentage and unit data)
	Outstanding				Outstanding
Quarter	Balance	Percent	#	Quarter	Balance	Percent	#
Matured	$119,416	95.6%	7	Matured	$148,872	59.6%	16
Q1 2013	540	0.4%	1	Q1 2012	2,736	1.1%	2
Q3 2013	4,941	4.0%	1	Q3 2012	93,566	37.4%	2
				Q3 2013	4,699	1.9%	1
Total Prinicipal and Interest	124,897	100.0%	9		249,873	100.0%	21
Less: Valuation Allowance	(51,600)				(141,687)

Net Carrying Value	$73,297				$108,186

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

With both conditions met, we have classified all loan modifications or extensions made in 2012 and 2011 as troubled debt restructurings (“TDR”) for financial reporting purposes. Due to the application of fair value guidance to our loans, generally all loans’ carrying values reflect any impairment that would otherwise be recognized under TDR accounting treatment.

The following tables present various summaries of our loan modifications made on a quarterly basis during the years ended December 31, 2012 and 2011 (dollars in thousands):

		Outstanding Principal and Interest		Outstanding Funding Commitment		Average Interest Rate		Average Loan Term (Months)		Weighted Avg Interest Rate
Period of Modification	# of Loans	Pre- Modification	Post- Modification	Pre- Modification	Post- Modification	Pre- Modification	Post- Modification	Pre- Modification	Post- Modification	Pre- Modification	Post- Modification
Q1 2011	1	1,294	1,019	-	-	11.00%	11.00%	18.00	30.00	11.00%	11.00%
Q1 2012	1	719	719	-	-	11.00%	14.00%	30.00	42.00	11.00%	14.00%
Totals	2	$2,013	$1,738	$-	$-

			Loan Status		Loan Category
Period	Principal and Interest Outstanding	# of Loans	# Performing	# Non- Performing	Pre-entitled Land	Entitled Land	Construction & Existing Stuctures
Q1 2011	1,019	1	1	—	—	1	—
Q1 2012	719	1	1	—	—	1	—
Total loans	$1,738	2	2	—	—	2	—

Period	Principal and Interest Outstanding	Number of Loans	Interest Rate Changes	Interest Reserves Added	Additional Collateral Taken	Borrower Prefunded Interest
Q1 2011	1,019	1	—	—	—	—
Q1 2012	719	1	1	—	—	—
Total loans	$1,738	2	1	—	—	—

IMH FINANCIAL CORPORATION

(formerly known as IMH Secured Loan Fund, LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 — MORTGAGE INVESTMENTS, LOAN PARTICIPATIONS AND LOAN SALES – continued

	December 31, 2012			December 31, 2011 (Restated - note 2)
	Amount (in thousands)%		#	Amount (in thousands)%		#
Loans Not Modified and Currently Matured	$119,416	95.6%	7	$148,871	58.9%	16
Loans Modified to Extend Maturity	540	0.4%	1	94,292	38.5%	3
Original Maturity Date Not Reached	4,941	4.0%	1	6,710	2.7%	2
Total Loan Principal and Accrued Interest	$124,897	100%	9	$249,873	100%	21

Summary of Existing Loans in Default

We continue to experience loan defaults as a result of depressed real estate market conditions and lack of takeout financing in the marketplace. Loans in default may encompass both non-accrual loans and loans for which we are still accruing income, but are delinquent as to the payment of accrued interest or are past scheduled maturity. At December 31, 2012, seven of our nine loans with outstanding principal balances totaling $119.0 million were in default, all of which were past their respective scheduled maturity dates. At December 31, 2011, 18 of our 21 loans with outstanding principal balances totaling $238.0 million were in default, of which 16 with outstanding principal balances totaling $144.4 million were past their respective scheduled maturity dates, and the remaining two loans have been deemed non-performing based on value of the underlying collateral in relation to the respective carrying value of the loans. In light of current economic conditions and in the absence of a recovery of the credit markets, it is anticipated that many, if not most, loans with scheduled maturities within one year will not be paid off at the scheduled maturity.

A summary and roll-forward of activity of loans in default for the years ended December 30, 2012 and 2011 follows (dollars in thousands):

		Accrued		Net
	Principal	Interest	Valuation	Carrying	# of
	Outstanding	Receivable	Allowance	Value	Loans
Balances at December 31, 2010	$407,428	$7,518	$(293,935)	$121,011	30
Additions:
Loans added to default - non accrual	4,459	1,015	(890)	4,584	3
Additional loan fundings	3,749	-	-	3,749	-
Allowance adjustment	-	-	644	644	-

Reductions :
Loans removed from default - due to sale	(47,966)	(803)	36,354	(12,415)	(3)
Loans removed from default - foreclosure	(128,103)	(2,924)	116,140	(14,887)	(12)
Carrying Value reduced (due to additional payments)	(1,596)	-	-	(1,596)	-
Balances at December 31, 2011	237,971	4,806	(141,687)	101,090	18

Additions:
Additional loan fundings	1,406	(354)	-	1,052	-
Allowance adjustment	-	-	(23)	(23)	-

Reductions :
Loans removed from default - due to sale	(4,832)	(825)	983	(4,674)	(1)
Loans removed from default - due to write-off	(211)	-	222	11	(1)
Recovery of allowance for credit losses	-	-	275	275	-
Loans removed from default - foreclosure	(115,319)	(3,226)	88,630	(29,915)	(9)

Balances at December 31, 2012	$119,015	$401	$(51,600)	$67,816	7

IMH FINANCIAL CORPORATION

(formerly known as IMH Secured Loan Fund, LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 — MORTGAGE INVESTMENTS, LOAN PARTICIPATIONS AND LOAN SALES – continued

Of the 18 loans that were in default at December 31, 2011, seven of these loans remained in default status as of December 31, 2012, nine such loans were foreclosed upon, and two loans were sold during the year ended December 31, 2012.

We are exercising enforcement action which could lead to foreclosure upon six of the seven loans in default.  While we have not completed foreclosure on any such loans subsequent to December 31, 2012, as described in note 16, we have entered into an agreement to potentially acquire assets from a borrower group in satisfaction of the related loans with a net carrying value of approximately $60.2 million at December 31, 2012.  The timing of foreclosure on the remaining loans is dependent on several factors, including applicable states statutes, potential bankruptcy filings by the borrowers, our ability to negotiate a deed-in-lieu of foreclosure and other factors.

We are continuing to work with the borrower with respect to the remaining one loan in default in order to seek to maintain the entitlements on the related project and, thus, the value of our existing collateral. These negotiations may result in a modification of the existing loan. However, such negotiations may also result in a payoff of an amount that is below our loan principal and accrued interest, and that discounted payoff may be less than the contractual principal and interest due. Generally, the valuation allowance contemplates the potential loss that may occur as a result of a payoff of the loan at less than its contractual balance due. We are considering our preferred course of action with respect to all loans. However, we have not commenced enforcement action on this other loan thus far.

The geographic concentration of our portfolio loans in default, net of the valuation allowance, at December 31, 2012 and 2011 is as follows (dollars in thousands):

	December 31, 2012
	Percent of
	Outstanding		Outstanding	Accrued	Valuation	Net Carrying
	Principal	#	Principal	Interest	Allowance	Amount
Arizona	79.5%	3	$94,657	$42	$(34,490)	$60,209
California	14.5%	3	17,242	359	(17,110)	491
Utah	6.0%	1	7,116	-	-	7,116
	100.0%	7	$119,015	$401	$(51,600)	$67,816

	December 31, 2011 (Restated - see note 2)
	Percent of
	Outstanding		Outstanding	Accrued	Valuation	Net Carrying
	Principal	#	Principal	Interest	Allowance	Amount
Arizona	84.8%	11	$201,791	$3,397	$(120,959)	$84,229
California	11.7%	5	27,901	1,409	(20,647)	8,663
New Mexico	0.5%	1	1,085	-	(81)	1,004
Utah	3.0%	1	7,194	-	-	7,194
	100.0%	18	$237,971	$4,806	$(141,687)	$101,090

The concentration of loans in default by loan classification, net of the valuation allowance as of December 31, 2012 and 2011 is as follows (dollars in thousands):

IMH FINANCIAL CORPORATION

(formerly known as IMH Secured Loan Fund, LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 — MORTGAGE INVESTMENTS, LOAN PARTICIPATIONS AND LOAN SALES – continued

	December 31, 2012
	Percent of Outstanding Principal	#	Outstanding Principal	Accrued Interest	Valuation Allowance	Net Carrying Amount
Pre-entitled Land	4.1%	1	$4,930	$53	$(4,450)	$533
Entitled Land	16.3%	3	19,428	306	(12,661)	7,073
Construction	79.6%	3	94,657	42	(34,489)	60,210
	100.0%	7	$119,015	$401	$(51,600)	$67,816

	December 31, 2011 (Restated - see note 2)
	Percent of Outstanding Principal	#	Outstanding Principal	Accrued Interest	Valuation Allowance	Net Carrying Amount
Pre-entitled Land	32.5%	2	$77,232	$3,205	$(61,499)	$18,938
Entitled Land	25.6%	9	61,002	545	(44,997)	16,550
Construction	41.9%	7	99,737	1,056	(35,191)	65,602
	100.0%	18	$237,971	$4,806	$(141,687)	$101,090

Other than as discussed in the foregoing paragraphs, the two remaining performing loans in our portfolio, with principal balances totaling $5.0 million, were current as of December 31, 2012 to principal and interest payments.

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

IMH FINANCIAL CORPORATION

(formerly known as IMH Secured Loan Fund, LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 — MORTGAGE INVESTMENTS, LOAN PARTICIPATIONS AND LOAN SALES – continued

The following table presents required disclosures under GAAP for loans that meet the definition for impaired loans as of December 31, 2012 and 2011:

	As of December 31,
	2012	2011
		(Restated - note 2)
	(in thousands)
Loans in Default - Impairment Status:
Impaired loans in default	$60,011	$177,717
Non-impaired loans in default	59,004	60,254
Total loans in default	$119,015	$237,971

Valuation Allowance on Impaired Loans
Impaired loans in default	$60,011	$177,717
Less: valuation allowance	(51,600)	(141,687)
Net carrying value of impaired loans	$8,411	$36,030

Concentration by Category based on Collateral Development Status

We have historically classified loans into categories for purposes of identifying and managing loan concentrations. The following table summarizes, as of December 31, 2012 and 2011, respectively, loan principal and interest balances by concentration category:

	December 31, 2012			December 31, 2011
				(Restated - see note 2)
	(in thousands, except for percentage and unit data)
	Amount	%	#	Amount	%	#
Pre-entitled Land:
Held for Investment	$4,983	4.0%	1	$6,703	2.7%	1
Processing Entitlements	4,942	4.0%	1	78,434	31.4%	2
	9,925	8.0%	2	85,137	34.1%	3
Entitled Land:
Held for Investment	12,618	10.1%	2	16,070	6.4%	6
Infrastructure under Construction	7,116	5.7%	1	39,397	15.8%	2
Improved and Held for Vertical Construction	-	-	-	6,080	2.4%	1
	19,734	15.8%	3	61,547	24.6%	9
Construction & Existing Structures:
New Structure - Construction in-process	43,351	34.7%	3	45,420	18.2%	6
Existing Structure Held for Investment	-	-	-	2,010	0.8%	1
Existing Structure - Improvements	51,887	41.5%	1	55,759	22.3%	2
	95,238	76.2%	4	103,189	41.3%	9
Total	124,897	100.0%	9	249,873	100.0%	21
Less: Valuation Allowance	(51,600)			(141,687)
Net Carrying Value	$73,297			$108,186

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

IMH FINANCIAL CORPORATION

(formerly known as IMH Secured Loan Fund, LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 — MORTGAGE INVESTMENTS, LOAN PARTICIPATIONS AND LOAN SALES – continued

We also classify loans into categories based on the underlying collateral’s projected end-use for purposes of identifying and managing loan concentration and associated risks. As of December 31, 2012 and 2011, respectively, outstanding principal and interest loan balances by expected end-use of the underlying collateral, were as follows:

	December 31, 2012			December 31, 2011
				(Restated - see note 2)
	(in thousands, except for percentage and unit data)
	Amount	%	#	Amount	%	#
Residential	$68,068	54.5%	7	$116,138	46.5%	14
Mixed Use	4,942	4.0%	1	78,433	31.4%	2
Commercial	51,887	41.5%	1	54,217	21.7%	4
Industrial	-	-	-	1,085	0.4%	1
Total	124,897	100.0%	9	249,873	100.0%	21
Less: Valuation Allowance	(51,600)			(141,687)
Net Carrying Value	$73,297			$108,186

With our suspension of the funding of new loans, the concentration of loans by type of collateral and end-use is expected to remain consistent within our portfolio. As of December 31, 2012 and 2011, respectively, the changes in the concentration of loans by type of collateral and end-use was primarily a result of foreclosures of certain loans.

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

As a result of the foreclosure of the majority of our legacy loan portfolio, as of December 31, 2012, there were nine remaining outstanding loans. Of those remaining loans, there one borrowing group whose aggregate outstanding principal totaled $93.6 million, which represented approximately 75% of our total mortgage loan principal outstanding. As of December 31, 2011, there were three borrowers or borrowing groups whose aggregate outstanding principal totaled $198.2 million, which represented approximately 81% of our total mortgage loan principal outstanding. Each of these loans was in non-accrual status as of December 31, 2012 and 2011 due to the shortfall in the combined current fair value of the underlying collateral for such loans, and we recognized no mortgage interest income for these loans during the years ended December 31, 2012, 2011 or 2010. However, as a result of the limited number of performing loans, during the year ended December 31, 2012, three individual loans with average aggregate principal balances totaling $3.5 million collectively accounted for 88% of total mortgage loan income for the year and were each in excess of 10% of total mortgage income for 2012. Two of these loans were paid off as of December 31, 2012 while one remained outstanding. During the year ended December 31, 2011, four individual loans with aggregate principal balances totaling $48.9 million collectively accounted for 65% of total mortgage loan income for the year and were each in excess of 10% of total mortgage income for 2011. One such loan was sold during the year ended December 31, 2011 while another was paid off as of December 31, 2011. In addition, six other loans accounted for approximately 77% of total mortgage loan income during the year ended December 31, 2010 and were each in excess of 10% of total mortgage income for 2010.

SEC rules may require the presentation and disclosure of audited financial statements for two operating properties that are owned by a borrowing group securing loans that represent greater than 20% of our total assets, and which may be acquired by foreclosure or by agreement with the borrower. Audited financial statements are not currently available and unaudited financial information is incomplete and, in our opinion, may not be reliable. Accordingly, we have omitted such disclosures.

IMH FINANCIAL CORPORATION

(formerly known as IMH Secured Loan Fund, LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 — MORTGAGE INVESTMENTS, LOAN PARTICIPATIONS AND LOAN SALES – continued

Mortgage Loan Sales

During the year ended December 31, 2012, we sold one mortgage loan at trustee sale for $3.2 million (net of selling costs), which approximated our carrying value and recognized no gain or loss on sale. During the year ended December 31, 2011, we sold seven mortgage loans for $13.2 million (net of selling costs), of which we financed $7.8 million, and recognized a loss on sale of $0.1 million. During the year ended December 31, 2010, we sold five mortgage loans for $5.6 million (net of selling costs), of which we financed $1.1 million, and recognized a gain on sale of $0.1 million.

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

At December 31, 2012, we held total REO assets of $119.0 million, of which $43.0 million were held for development, $54.1 million were held for sale, and $21.9 million were held as operating properties. At December 31, 2011, we held total REO assets of $101.5 million, of which $47.2 million was held for development, $34.6 million was held for sale, and $19.6 million was held as operating property. A summary of operating properties and REO assets owned as of December 31, 2012 and 2011, respectively, by state, is as follows (dollars in thousands):

	December 31, 2012
	Operating Properties		Held For Development		Held For Sale
	# of	Aggregate Net	# of	Aggregate Net	# of	Aggregate Net
State	Projects	Carrying Value	Projects	Carrying Value	Projects	Carrying Value
California	-	$-	1	$900	3	$9,141
Texas	1	19,613	4	14,089	1	2,865
Arizona	1	2,302	9	18,609	16	33,866
Minnesota	-	-	2	7,339	-	-
Nevada	-	-	-	-	-	-
New Mexico	-	-	1	2,069	1	1,075
Idaho	-	-	-	-	2	7,103
Total	2	$21,915	17	$43,006	23	$54,050

	December 31, 2011 (Restated - see note 2)
	Operating Properties		Held For Development		Held for Sale
	# of	Aggregate Net	# of	Aggregate Net	# of	Aggregate Net
State	Projects	Carrying Value	Projects	Carrying Value	Projects	Carrying Value
California	-	$-	2	$8,278	5	$6,402
Texas	1	19,611	3	12,856	2	3,532
Arizona	-	-	8	15,129	14	15,483
Minnesota	-	-	2	6,883	-	-
Nevada	-	-	-	-	1	4,211
New Mexico	-	-	-	-	1	2,069
Idaho	-	-	1	4,106	1	2,947
Total	1	$19,611	16	$47,252	24	$34,644

IMH FINANCIAL CORPORATION

(formerly known as IMH Secured Loan Fund, LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 — OPERATING PROPERTIES AND REAL ESTATE HELD FOR DEVELOPMENT OR SALE – continued

Following is a roll-forward of REO activity for the years ended December 31, 2012 and 2011 (restated for items described in note 2) (dollars in thousands):

	Operating	# of	Held for	# of	Held for	# of	Total Net
	Properties	Projects	Development	Projects	Sale	Projects	Carrying Value
Balances at December 31, 2010, as restated (note 2)	$20,981	1	$38,993	14	$35,529	24	$95,503

Additions:
Net principal carrying value of loans foreclosed	-	-	-	-	11,812	10	11,812
Other receivables transferred	-	-	-	-	3,612	-	3,612
Capital costs additions	57	-	282	-	2,733	-	3,072

Reductions:
Cost of Properties Sold	-	-	(626)	(1)	(8,223)	(7)	(8,849)
Recoveries	(107)	-	(188)	-	(499)	-	(794)
Depreciation	(1,320)	-	-	-	-	-	(1,320)
Impairment	-	-	-	-	(1,529)	-	(1,529)
Transfers, net	-	-	8,791	3	(8,791)	(3)	-

Balances at December 31, 2011 as restated (note 2)	$19,611	1	$47,252	16	$34,644	24	$101,507

Additions:
Net principal carrying value of loans foreclosed	1,792	1	3,028	1	25,095	6	29,915
Other receivables transferred	93	-	53	-	111	-	257
Property taxes assumed on loans foreclosed	660	-	1,456	-	978	-	3,094
Capital costs additions	1,511	-	645	-	53	-	2,209

Reductions :
Cost of Properties Sold	-	-	(83)	-	(16,095)	(7)	(16,178)
Recoveries	(94)	-	(15)	-	(66)	-	(175)
Depreciation	(1,658)	-	-	-	-	-	(1,658)
Transfers, net	-	-	(9,330)	-	9,330	-	-
Balances at December 31, 2012	$21,915	2	$43,006	17	$54,050	23	$118,971

During the year ended December 31, 2012, we foreclosed on nine loans (resulting in eight property additions) and took title to the underlying collateral with net carrying values totaling $29.9 million as of December 31, 2012. During the year ended December 31, 2011, we foreclosed on 12 loans (resulting in 10 property additions) and took title to the underlying collateral with net carrying values totaling $13.7 million.

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

IMH FINANCIAL CORPORATION

(formerly known as IMH Secured Loan Fund, LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 — OPERATING PROPERTIES AND REAL ESTATE HELD FOR DEVELOPMENT OR SALE – continued

During the year ended December 31, 2012, we sold eight REO assets (or portions thereof) for $17.2 million (net of selling costs) resulting in a net gain of approximately $1.0 million. During the year ended December 31, 2011, we sold seven REO assets or portions thereof for $9.4 million (net of selling costs), of which we financed $0.2 million, for a gain of $0.3 million. During the year ended December 31, 2010, we sold five REO assets or portions thereof for $6.9 million (net of selling costs), of which we financed $2.2 million, resulting in a gain on disposal of real estate of $1.2 million.

REO Planned Development

Costs related to the development or improvements of the real estate assets are generally capitalized and costs relating to holding the assets are generally charged to expense. Cash outlays for capitalized development costs totaled $1.2 million, $0.8 million and $1.6 million during the years ended December 31, 2012, 2011 and 2010, respectively. In addition, costs and expenses related to operating, holding and maintaining such properties (including property taxes), which are expensed and included in property taxes and other operating expenses for REO assets in the accompanying consolidated statement of operations, totaled approximately $7.2 million, $4.7 million and $4.4 million for the years ended December 31, 2012, 2011 and 2010, respectively.

We are continuing to evaluate our use and disposition options with respect to our REO projects. REO assets that are classified as held for sale are measured at the lower of carrying amount or fair value, less estimated cost to sell and are subject to quarterly fair value analysis. REO assets that are classified as held for development or as operating properties are considered “held and used” and are evaluated for impairment when circumstances indicate that the carrying amount exceeds the sum of the undiscounted net cash flows expected to result from the development and eventual disposition of the asset.

Certain projects are expected to have minimal development activity, but rather are expected to require maintenance activity only until a decision is made to sell the asset. The undiscounted cash flow from these projects is based on current comparable sales for the asset in its current condition, less costs to sell, and less holding costs, which are generally minimal for a relatively short holding period. Other projects are expected to be developed more extensively to maximize the proceeds from the disposition of such assets. The undiscounted cash flow from these projects is based on a build-out scenario that considers both the cash inflows and the cash outflows over the duration of the project, which often includes an estimate for required financing.

In the absence of available financing, our estimates of undiscounted cash flows assume that we will pay development costs from the disposition of current assets or the raising of additional capital. However, the level of planned development for our individual properties is dependent on several factors, including the current entitlement status of such properties, the cost to develop such properties, our financial resources, the ability to recover development costs, competitive conditions and other factors. Generally, vacant, un-entitled land is being held for future sale to an investor or developer with no planned development expenditures by us. Such land is not planned for further development unless or until we locate a suitable developer with whom we can possibly develop the project under a joint venture arrangement. Alternatively, we may choose to further develop fully or partially entitled land to maximize interest to developers and our return on investment.

Based on our assessment of impairment of REO held for development or operating properties, we recorded impairment charges of $0, $1.5 million and $46.9 million during the years ended December 31, 2012, 2011 and 2010, respectively. Based on our 2012 impairment assessment, we concluded that the estimated undiscounted net cash flows for REO assets held for development and operating properties are expected to be in excess of current carrying values. In 2011, the impairment charges were primarily to adjust the fair value of our REO held for sale. The impairment charges in 2010 were primarily a result of a change in management’s disposition strategy for selected REO assets from a development approach to a disposal approach based on recent values consistent with the change in business strategy resulting from the Conversion Transactions.

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

During the years ended December 31, 2008 through 2010, due to the high volatility of real estate values during this period, we typically engaged independent third-party valuation firms to provide periodic complete valuation reports for the majority of our loans and REO assets. During 2012 and 2011, there were indications that the volatility of real estate values began to stabilize and, in certain circumstances, improved for some markets. As a result, during 2012 we reduced the extent to which we utilized independent third-party valuation firms to assist with our analysis of fair value of the collateral supporting our loans and real estate owned. While we continued to utilize third party valuations for selected larger assets, we relied on our asset management consultants and internal staff to gather the necessary market participant data from independent sources to update assumptions used to derive fair value of the collateral supporting our loans and real estate owned for assets not subject to third party valuation.

IMH FINANCIAL CORPORATION

(formerly known as IMH Secured Loan Fund, LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 — FAIR VALUE – continued

Our fair value measurement is based on the highest and best use of each property which is consistent with our current use for each property subject to valuation. In addition, our assumptions are established based on assumptions that believe market participants for those assets would also use. During the year ended December 31, 2012, we performed both a macro analysis of market trends and economic estimates, as well as a detailed analysis on selected significant loan and REO assets.

The following is a summary of the procedures performed in connection with our fair value analysis as of and for the years ended December 31, 2012 and 2011:

1.	We reviewed the status of each of our loans to ascertain the likelihood that we will collect all amounts due under the terms of the loans at maturity based on current real estate and credit market conditions.

2.	We reviewed the status and disposition strategy of each of our REO assets to determine whether such assets continue to be properly classified as held for sale or held as operating properties or development as of the reporting date.

3.	During various quarterly periods during the years ended December 31, 2012 and 2011, we engaged third-party valuation specialists to provide complete valuations for certain selected loans and REO assets. Assets selected for complete valuation generally consisted of larger assets, those for which foreclosure is impending or was recently completed, and assets whose value might be impaired based on recent market participant activity or other value indicators. During the year ended December 31, 2011, we obtained other valuation updates obtained for specific assets in the form of “negative assurance” letters indicating that there had been no material diminution in the fair value indications for the properties from the previous valuation date and through the period ended December 31, 2011, as applicable.

4.	For the period ended December 30, 2012, given the lack of significant change in overall general market conditions since December 31, 2011, we performed internal analysis to evaluate fair value for the balance of the portfolio not covered by third-party valuation reports, negative assurance letters or existing offers. Our internal analysis of fair value included a review and update of current market participant activity, overall market conditions, the current status of the project, our direct knowledge of local market activity affecting the project, as well as other market indicators obtained through our asset management group and various third parties to determine whether there were any indications of a material increase or decrease in the value of the underlying collateral since the last complete valuation for such assets.

5.	In addition, for projects for which we have received a bona fide written third-party offer to buy our loan or REO asset, or the borrower has received a bona fide written third-party offer to buy the related project, we generally utilized the offer amount in cases where we have had earnest negotiations to sell such assets at the price point utilized (whether or not the offer was above or below the low end of the valuation range provided by the independent valuation firms). Such offers are only considered if we deem the offer to be valid, reasonable and negotiable, and we believe the offeror has the financial wherewithal to execute the transaction. When deemed appropriate, we may discount the offer amounts to allow for potential changes in our on-going negotiations.

Following is a table summarizing the methods used by management in estimating fair value for the period ended December 31, 2012 and 2011:

	December 31, 2012				December 31, 2011
	% of Carrying Value				% of Carrying Value
	Mortgage Loans		Real Estate		Mortgage Loans		Real Estate
	Held for Sale, Net		Held for Sale		Held for Sale, Net		Held for Sale
Basis for Valuation	#	Percent	#	Percent	#	Percent	#	Percent
Third party valuations	1	71%	2	17%	9	78%	9	45%
Third party offers	-	-	6	34%	3	7%	4	31%
Management analysis	8	29%	15	49%	9	15%	11	24%
Total portfolio	9	100%	23	100%	21	100%	24	100%

IMH FINANCIAL CORPORATION

(formerly known as IMH Secured Loan Fund, LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 — FAIR VALUE – continued

As of December 31, 2012 and 2011, the highest and best use for the majority of real estate collateral and REO held for sale was deemed to be held for investment and/or future development, rather than being subject to immediate development. A summary of the valuation approaches taken and key assumptions that we utilized to derive fair value, is as follows:

	December 31, 2012				December 31, 2011
	% of Carrying Value				% of Carrying Value
	Mortgage Loans		Real Estate		Mortgage Loans		Real Estate
	Held for Sale, Net		Held for Sale		Held for Sale, Net		Held for Sale
Valuation Methodology	#	Percent	#	Percent	#	Percent	#	Percent
Comparable sales (as-is)	6	18%	16	65%	10	31%	20	69%
Development approach	2	11%	1	1%	5	11%	-	-
Income capitalization approach	1	71%	-	-	3	52%	-	-
Third party offers	-	-	6	34%	3	6%	4	31%
Total portfolio	9	100%	23	100%	21	100%	24	100%

•	For the projects that included either unentitled or entitled raw land lacking any vertical or horizontal improvements, given the current distressed state of the real estate and credit markets, the development approach was deemed to be unsupportable because market participant data was insufficient or other assumptions were not readily available from the valuation firm’s market research; the “highest and best use” standard in these instances required such property to be classified as “held for investment” purposes until market conditions provide observable development activity to support a valuation model for the development of the planned site. As a result, we utilized a sales comparison approach using available data to determine fair value.

•	For the projects containing partially or fully developed lots, the development approach was generally utilized, with assumptions made for pricing trends, absorption projections, holding costs, and the relative risk given these assumptions. For the year ended December 31, 2012, annual discount rates utilized ranged from 9% to 30%, depending on property type and location. For the year ended December 31, 2011, annual discount rates utilized ranged from 9% to 30%, depending on property type and location. The assumptions were based on currently observable available market data.

•	For operating properties, the income approach (applicable to our largest loan), using the direct capitalization and discounted cash flow methods, was used. The anticipated future cash flows and a reversionary value were discounted to the net present value at a chosen yield rate. For the year ended December 31, 2012, capitalization rates utilized ranged from 7.5% to 8.5%, depending on property type and location. For the year ended December 31, 2011, capitalization rates utilized ranged from 7% to 10%, depending on property type and location. The assumptions were based on currently observable available market data. The increased demand and availability of debt led to a decline in capitalization rates, an increase in per-square foot pricing, and the initial signs in the recovery of the market in terms of total volume for certain assets.

Selection of Single Best Estimate of Value

As previously described, we have historically obtained periodic valuation reports from third-party valuation specialists, consultants and/or from our internal asset management departments for the underlying collateral of our loans and REO held for sale. The results of our valuation efforts generally provide a range of values for the collateral valued rather than a single point estimate because of variances in the potential value indicated from the available sources of market participant information. The selection of a value from within a range of values depends upon general overall market conditions as well as specific market conditions for each property valued and its stage of entitlement or development. In addition to third-party valuation reports, we utilize recently received bona fide purchase offers from independent third-party market participants that may be outside of the range of values indicated by the third-party specialist report. In selecting the single best estimate of value, we consider the information in the valuation reports, credible purchase offers received, as well as multiple observable and unobservable inputs.

IMH FINANCIAL CORPORATION

(formerly known as IMH Secured Loan Fund, LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 — FAIR VALUE – continued

Valuation Conclusions

Based on the results of our evaluation and analysis, we recorded a non-cash recovery of credit losses of $0.3 million on our loan portfolio and no impairment charges in the value of REO held for sale during the year ended December 31, 2012. In addition, we recorded an additional net recovery of credit losses of $1.8 million received in cash during the year ended December 31, 2012 relating to the collection of notes receivable from certain guarantors for which an allowance for credit loss had been previously recorded and for other amounts collected. For the years ended December 31, 2011 and 2010, we recorded provisions for credit losses, net of recoveries, of $1.0 million and $47.5 million, respectively. The provision for credit loss recorded during the year ended December 31, 2011 was primarily attributed to one of our larger loans secured by a hospitality asset that experienced a significant decrease in operating performance. However, based on our analysis, since this is our only loan secured by a hospitality asset, we do not believe the decline in related value should extend nor be extrapolated to our other real estate assets.

As of December 31, 2012, the valuation allowance totaled $51.6 million, representing 41.3% of the total outstanding loan principal and accrued interest balances. As of December 31, 2011, the valuation allowance totaled $141.7 million, representing 56.7% of the total outstanding loan principal and accrued interest balances. The reduction in the valuation allowance in total and as a percentage of loan principal is primarily attributed to the transfer of the valuation allowance associated with loans on which we foreclosed and the resulting charge off of valuation allowance on loans sold during the respective years. In addition, during the years ended December 31, 2012, 2011 and 2010, we recorded impairment charges of $0, $1.5 million and $46.9 million, respectively, relating to the further write-down of certain real estate acquired through foreclosure.

With the existing valuation allowance recorded as of December 31, 2012, we believe that, as of that date, the fair value of our loans and REO assets held for sale is adequate in relation to the net carrying value of the related assets and that no additional valuation allowance is considered necessary. While the above results reflect management’s assessment of fair value as of December 31, 2012 and 2011 based on currently available data, we will continue to evaluate our loans in fiscal 2012 and beyond to determine the adequacy and appropriateness of the valuation allowance and to update our loan-to-value ratios. Depending on market conditions, such updates may yield materially different values and potentially increase or decrease the valuation allowance for loans or impairment charges for REO assets.

Valuation Categories

The following table presents the categories for which net mortgage loans and REO held for sale were measured at fair value on a non-recurring basis based upon the lowest level of significant input to the valuation as of December 31, 2011, and for which net losses were recorded. There were no losses recorded during the year ended December 31, 2012 (in thousands):

	Significant
	Unobservable	Losses for
	Inputs	the Year Ended
Description:	(Level 3)	December 31, 2011
Mortgage Loans Held for Sale	$12,976	$(1,000)

Real Estate Held for Sale	$1,455	$(1,529)

IMH FINANCIAL CORPORATION

(formerly known as IMH Secured Loan Fund, LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 — FAIR VALUE – continued

Additionally, there were no other assets that were measured at fair value using Level 1 or Level 2 inputs for which any losses were recorded during the years ended December 31, 2012 or 2011. Generally, all of our mortgage loans and REO held for sale are valued using significant unobservable inputs (Level 3) obtained through third party appraisals, except for such assets for which third party offers were used, which are considered Level 2 inputs. Changes in the use of Level 3 valuations are based solely on whether we utilized third party offers for valuation purposes.

NOTE 8 — MANAGEMENT FEES AND RELATED PARTY ACTIVITIES

SWI Fund Management, Investment and Advisory Fee Revenue

In connection with our management of the SWI Fund, we are paid various amounts for services rendered, including an asset management fee, organization fees, acquisition fees and origination fees. In addition, we are entitled to an allocation of SWI Fund earnings after the investor members have achieved an annual cumulative preferred return on GAAP equity of 8%. During the years ended December 31, 2012, 2011 and 2010, we earned total fees related to our management of the SWI Fund of $0.2 million, $0.5 million and $0.3 million, respectively, which is included in investment and other income in the accompanying consolidated statements of operations. A summary of the various fees earned by us during the years ended December 31, 2012, 2011 and 2010 follows (in thousands):

Description of Fee	2012	2011	2010
1.75% of cost basis of SWI Fund assets divided by 12 months, payable monthly, reduced by 50% of origination fees earned	$88	$208	$107
0.5% of all capital contributions and senior notes issued	-	-	0.3
2% of acquisition price of each investment, reduced by origination fees earned	53	215	225
Origination fees are negotiated with the borrower and vary by loan	42	55	3

IMH FINANCIAL CORPORATION

(formerly known as IMH Secured Loan Fund, LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 — DEBT, NOTES PAYABLE AND SPECIAL ASSESSMENT OBLIGATIONS

At December 31, 2012 and 2011, our debt, notes payable and special assessment obligations consisted of the following:

	December 31,
	2012	2011
		(Restated)
	(in thousands)
$50 million convertible note payable dated June 7, 2011, secured by substantially all Company assets, bears contractual annual interest at 17%, of which 12% is payable in cash and 5% is deferred, matures June 2016, carrying amount net of discount of $7.5 million and $9.4 million at December 31, 2012 and 2011, respectively	$49,961	$45,155

$10.4 million exit fee payable in connection with $50 million convertible note payable dated June 7, 2011, matures June 2016, related discount being amortized into convertible loan balance	10,448	10,448

$5.3 million note dated December 31, 2009, secured by residential lots, non-interest bearing (12% imputed interest), matured December 31, 2012, unamortized discount of $0 and $0.6 million at December 31, 2012. In accordance with bankruptcy ruling, $3.1 million of principal is subject to 5% annual interest commencing October 1, 2012	5,220	4,712

$3.7 million community facility district bonds dated 2005, secured by residential land located in Buckeye, Arizona, annual interest rate ranging from 5%-6%, matures April 30, 2030	3,699	3,699

$2.3 million special assessment bonds dated between 2002 and 2007, secured by residential land located in Dakota County, Minnesota, annual interest rate ranging from 6%-7.5%, maturing various dates through 2022	2,332	2,332

$0.85 million note dated September 26, 2012 secured by commercial land with a carrying value of $1.3 million, bears annual interest at 4%, matures September 26, 2015.	850	-

Totals	$72,510	$66,346

Interest expense for years ended December 31, 2012, 2011 and 2010 was $15.2 million, $9.8 million and $2.6 million, respectively. As discussed in note 16, subsequent to December 31, 2012, the Company secured additional financing of $10 million.

Convertible Notes Payable/Exit Fee Payable

On June 7, 2011, we entered into and closed funding of a $50.0 million senior secured convertible loan with NW Capital. The loan matures on June 6, 2016 and bears interest at a rate of 17% per year. The lender elected to defer all interest due through December 7, 2011 and 5% of the interest accrued from December 8, 2011 to December 31, 2011. Thereafter, the lender, at its sole option, may make an annual election to defer a portion of interest due representing 5% of the total accrued interest amount, with the balance (12%) payable in cash. The lender made its election to defer the 5% portion for the year ended December 31, 2012 and for the year ending December 31, 2013. Deferred interest is capitalized and added to the outstanding loan balance on a quarterly basis. As of December 31, 2012 and 2011, deferred interest added to the principal balance of the convertible note totaled $7.4 million and $4.6 million, respectively. Interest is payable quarterly in arrears beginning on January 1, 2012, and thereafter each April, July, October and January during the term of the loan.

IMH FINANCIAL CORPORATION

(formerly known as IMH Secured Loan Fund, LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 — DEBT, NOTES PAYABLE AND SPECIAL ASSESSMENT OBLIGATIONS – continued

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

Dividends on the Series A preferred stock will accrue from the issue date at the rate of 17% of the issue price per year, compounded quarterly in arrears. A portion of the dividends on the Series A preferred stock (generally 5% per annum) is payable in additional shares of stock. Generally, no dividend may be paid on the common stock during any fiscal year unless all accrued dividends on the Series A preferred stock have been paid in full. However, the lender has agreed to allow the payment of dividends to common stockholders for up to the first eight quarters (subsequently amended to seven quarters) following the loan closing in an annual amount of up to 1% of the net book value of the Company’s common stock as of the immediately preceding December 31.

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

NOTE 9 — DEBT, NOTES PAYABLE AND SPECIAL ASSESSMENT OBLIGATIONS – continued

Restrictive Covenants

The loan agreement also contains certain restrictive covenants which require NW Capital’s consent as a condition to our taking certain actions. The restrictive covenants relate to our ability to sell or encumber our assets, issue additional indebtedness, restructure or modify our ownership structure, settle litigation over $10.5 million and other operational matters.

Deferred Financing Costs

In connection with the NW Capital closing, we incurred approximately $8.0 million of debt issuance costs, which is included in deferred financing costs, net of accumulated amortization, on the accompanying consolidated balance sheet. These costs include legal, consulting and accounting fees, costs associated with due-diligence analysis and the issuance of common stock to an outside consultant directly associated with securing the $50.0 million in financing. These costs are being amortized over the term of the loan using the effective interest method.

Other Notes Payable Activity

In January 2010, we entered into a settlement agreement with respect to litigation involving the responsibility and ownership of certain golf club memberships attributable to certain property acquired through foreclosure. Under the terms of the settlement agreement, we agreed to execute two promissory notes for the golf club memberships totaling $5.3 million. The notes are secured by the security interest on the related lots, are non-interest bearing and matured on December 31, 2012. Due to the non-interest bearing nature of the loans, in accordance with applicable accounting guidance, we imputed interest on the notes at our incremental borrowing rate of 12% per annum and recorded the notes net of the discount. The discount was being amortized to interest expense over the term of the notes and totaled approximately $0.6 million, $0.5 million and $0.1 million for the years ended December 31, 2012, 2011 and 2010, respectively. During the year ended December 31, 2012, we made a principal payment $90,000 under the note of in connection with the sale of a residential lot. At December 31, 2012 and 2011, the net principal balance of the notes payable was $5.2 million and $4.7 million, respectively. The notes are secured by certain REO assets that have a carrying value of approximately $4.8 million as of December 31, 2012. During the year ended December 31, 2012, we defaulted for strategic reasons on the terms of an agreement related to the loan, which resulted in an acceleration of the maturity date of such debt. The lender filed a notice of delinquency and a notice of trustee sale was scheduled for June 12, 2012. The subsidiary that owns these assets was placed into bankruptcy which stayed the trustee sale. Management is currently working with the bankruptcy court and related creditors to evaluate available options. In addition, since this strategic default and bankruptcy constituted an event of default under the NW Capital loan, management obtained a waiver from NW Capital regarding this action.

During the year ended December 31, 2012, we entered into a note payable with a bank in the amount of $0.85 million in connection with the acquisition of certain land situated adjacent to another property owned by us. The note payable is secured by the land purchased, bears interest at the annual rate of 4% and matures in September 2015. We obtained approval from NW Capital for this new indebtedness. The note requires interest only payments through September 2013, with principal and interest payments commencing in October 2013 through maturity. As described in note 16, the note payable was repaid subsequent to December 31, 2013 using proceeds from a subsequent financing.

During the year ended December 31, 2011, we repaid various other debt secured by certain REO assets totaling approximately $14.0 utilizing funds from the proceeds of the NW Capital loan and proceeds from asset sales.

IMH FINANCIAL CORPORATION

(formerly known as IMH Secured Loan Fund, LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 — DEBT, NOTES PAYABLE AND SPECIAL ASSESSMENT OBLIGATIONS – continued

CFD and Special Assessment Obligations

As described in note 2, we restated the December 31, 2011 notes payable balance to reflect certain obligations assumed for the allocated share of CFD special revenue bonds and special assessments totaling approximately $6.0 million secured by certain real estate acquired through foreclosure in prior years. These obligations are described below.

One of the CFD obligations had an outstanding balance of approximately $3.7 million as of December 31, 2012 and 2011 and has an amortization period that extends through April 30, 2030, with an annual interest rate ranging from 5% to 6%. The CFD obligation is secured by certain real estate held for sale consisting of 171 acres of unentitled land located in Buckeye, Arizona which has a carrying value of approximately $5.2 million at December 31, 2012. During the year ended December 31, 2012, we recorded interest expense of $0.2 million related to this obligation. In addition, during the year ended December 31, 2012 we defaulted for strategic reasons on the obligation payment due and the taxing authority filed a notice of potential sale of the related real estate. The subsidiary that owns these assets was placed into bankruptcy which stayed the trustee sale. Management is currently working with the bankruptcy court and related creditors to evaluate available options. In addition, since this strategic default and bankruptcy constituted an event of default under the NW Capital loan, management obtained a waiver from NW Capital regarding this action.

The other CFD obligations are comprised of a series of special assessments that collectively had an outstanding balance of approximately $2.3 million as of December 31, 2012 and 2011. The CFD obligations have amortization periods that extend through 2022, with annual interest rates ranging from 6% to 7.5%. During the year ended December 31, 2012, we recorded interest expense of $0.1 million related to this obligation. The CFD obligations are secured by certain real estate held for development consisting of 15 acres of unentitled land located in Dakota County, Minnesota which has a carrying value of approximately $6.2 million at December 31, 2012. Such real estate assets are owned by a wholly-owned subsidiary of the Company.

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

Our debt, notes payable, CFD and special assessment obligations have the following scheduled maturities (in thousands):

Year	Amount
2013	$5,713
2014	432
2015	1,208
2016	60,844
2017	451
Thereafter	3,862
Total	$72,510

IMH FINANCIAL CORPORATION

(formerly known as IMH Secured Loan Fund, LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – SEGMENT INFORMATION

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

Accordingly, beginning in the first quarter of 2012, we changed the composition of the Company’s reportable segments based on the products and services offered and management’s intent for such assets to include the following:

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

Condensed consolidated financial information for our reportable operating segments as of and for the years ended December 31, 2012 and 2011 is summarized as follows (in thousands):

IMH FINANCIAL CORPORATION

(formerly known as IMH Secured Loan Fund, LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – SEGMENT INFORMATION - continued

	Years Ended December 31,
	2012	2011
	(Unaudited)
Income Statement Items
Total Revenue
Mortgage and REO - Legacy Portfolio and Other Operations	$1,165	$1,327
Commercial Real Estate Leasing Operations	1,475	1,847
Hospitality and Entertainment Operations	1,986	-
Corporate and Other	113	559
Consolidated	$4,739	$3,733

Expenses
Mortgage and REO - Legacy Portfolio and Other Operations	$9,604	$15,403
Commercial Real Estate Leasing Operations	2,448	2,262
Hospitality and Entertainment Operations	3,082	-
Corporate and Other	21,797	21,263
Consolidated	$36,931	$38,928

Net Loss
Mortgage and REO - Legacy Portfolio and Other Operations	$(8,439)	$(14,076)
Commercial Real Estate Leasing Operations	(973)	(415)
Hospitality and Entertainment Operations	(1,096)	-
Corporate and Other	(21,684)	(20,704)
Consolidated	$(32,192)	$(35,195)

Balance Sheet Items	As of December 31,
	2012	2011
	(Unaudited)	(Restated)
Total Assets
Mortgage and REO - Legacy Portfolio and Other Operations	$172,046	$195,466
Commercial Real Estate Leasing Operations	19,613	19,611
Hospitality and Entertainment Operations	2,672	-
Corporate and Other	26,683	31,281
Consolidated	$221,014	$246,358

Notes Payable and Special Assessment Obligations
Mortgage and REO - Legacy Portfolio and Other Operations	$11,251	$10,743
Commercial Real Estate Leasing Operations	850	-
Hospitality and Entertainment Operations	-	-
Corporate and Other	60,409	55,603
Consolidated	$72,510	$66,346

Operating Liabilities
Mortgage and REO - Legacy Portfolio and Other Operations	$5,405	$6,315
Commercial Real Estate Leasing Operations	323	328
Hospitality and Entertainment Operations	2,171	-
Corporate and Other	8,530	8,114
Consolidated	$16,429	$14,757

IMH FINANCIAL CORPORATION

(formerly known as IMH Secured Loan Fund, LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – PROPERTY AND EQUIPMENT

In addition to land, buildings and furniture, fixtures and equipment included in our REO and operating property balances, we own certain non-real estate property and equipment related primarily to our corporate activities, which consisted of the following at December 31, 2011 and 2010 (in thousands):

	December 31,
	2012	2011

Furniture and equipment	$1,078	$1,117
Leasehold improvements	850	646
Computer and communication equipment	1,561	1,168
Automobile and other	61	61
Total	3,550	2,992
Less accumulated depreciation and amortization	(2,799)	(1,979)

Property and equipment, net	$751	$1,013

Depreciation and amortization on property and equipment is computed on a straight-line basis over the estimated useful life of the related assets, which range from five to 27.5 years. Depreciation and amortization expense on property and equipment was $0.8 million, $0.5 million and $0.3 million for the years ended December 31, 2012, 2011 and 2010, respectively.  Additionally, included in operating properties are certain building, improvements, and furniture and equipment assets with carrying values totaling $21.9 million and $19.6 million at December 31, 2012 and 2011, respectively. Depreciation expense taken for these assets totaled $1.8 million, $1.3 million and $1.2 million for the years ended December 31, 2012, 2011 and 2010, respectively.

NOTE 12 – LEASE COMMITMENTS

At the time of acquisition of the Manager in the Conversion Transactions, the Manager was obligated under an office lease consisting of approximately 28,000 square feet of office space in Scottsdale, Arizona which was to expire on June 19, 2017. In its ongoing effort to reduce overhead expenses, the Company reevaluated its office space needs and the Manager determined that it would abandon the previous office space effective May 1, 2012. Concurrently, the Company entered into a new lease for appropriately sized and priced office space in Scottsdale, Arizona under a lease commencing on May 1, 2012 and extending through October 30, 2017. Based on management’s analysis, we did not record a charge relating to the abandonment of the Manager’s office lease.

Additionally, we are obligated under various office equipment leases and certain equipment related to our golf course operations for periods ranging from one to three years. As of December 31, 2012, future minimum lease payments required under these various lease agreements (excluding any amounts under the previous office lease) are as follows (in thousands):

Years ending	Amount
2013	$191
2014	200
2015	210
2016	221
2017	172
Total	$994

Rent expense was $0.2 and $0.8 million for the years ended December 31, 2012 and 2011, respectively, and $0.4 million for the period from acquisition, June 18, 2010 through December 31, 2010, and is included in general and administrative expenses in the accompanying consolidated statement of operations.

IMH FINANCIAL CORPORATION

(formerly known as IMH Secured Loan Fund, LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 — INCOME TAXES

The consolidated statements of operations reflect income taxes for the years ended December 31, 2012 and 2011 and for the period from the recapitalization of the Fund and acquisition of the Manager on June 18, 2010 through December 31, 2010. During the years ended December 31, 2012, 2011 and 2010, the current and deferred tax provision for federal and state taxes was zero.

A reconciliation of the expected income tax expense (benefit) at the statutory federal income tax rate of 35% to the Company’s actual provision for income taxes and the effective tax rate for the years ended December 31, 2012 and 2011 and 2010, respectively, is as follows (amounts in thousands):

	2012		2011		2010
	Amount	%	Amount	%	Amount	%
Computed Tax Benefit at Federal Statutory Rate of 35%	$(11,268)	35.0%	$(12,318)	35.0%	$(40,964)	35.0%

Permanent Differences:
State Taxes, Net of Federal Benefit	(1,282)	4.0%	(1,790)	5.1%	(4,395)	3.8%
Change in Valuation Allowance	12,509	(38.9)%	17,454	(49.6)%	132,555	(113.3)%
Non-Deductible Offering Costs	-	-	(2,170)	6.2%	2,170	(1.9)%
Change of Entity Tax Status	-	-	-	-	(106,779)	91.2%
Pre C-Corp Loss	-	-	-	-	17,413	(14.9)%
Other Permanent Differences	41	(0.1)%	(1,176)	3.3%	-	-

Provision (Benefit) for Income Taxes	$-	0.0%	$-	0.0%	$-	0.0%

Deferred income tax assets and liabilities result from differences between the timing of the recognition of assets and liabilities for financial reporting purposes and for income tax return purposes. These assets and liabilities are measured using the enacted tax rates and laws that are currently in effect. The significant components of deferred tax assets and liabilities in the consolidated balance sheets as of December 31, 2012 and 2011, respectively, were as follows (in thousands):

Deferred Tax Assets	2012	2011
Loss Carryforward	$109,242	$84,739
Allowance for Credit Loss	15,607	40,732
Impairment of Real Estate Owned	16,328	19,008
Reserve against Judgment	5,772	-
Accrued Interest Receivable	5,333	1,582
Capitalized Real Estate Costs	5,603	2,993
Accrued Expenses	2,445	-
Accrued Interest Payable	540	333
Stock Based Compensation	802	620
Fixed Assets and Other	847	2
Total Deferred Tax Assets Before Valuation Allowance	162,519	150,009
Valuation Allowance	(162,519)	(150,009)

Total Deferred Tax Assets Net of Valuation Allowance	$-	$-

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

IMH FINANCIAL CORPORATION

(formerly known as IMH Secured Loan Fund, LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 — INCOME TAXES - continued

The temporary differences that give rise to deferred tax assets and liabilities upon recapitalization of the Company were primarily related to the valuation allowance for loans held for sale and certain impairments of REO assets which are recorded on our books but deferred for tax reporting purposes. Because of the significant declines in the real estate markets in recent years, we had approximately $137 million of built-in unrealized tax losses in our portfolio of loans and REO assets and approximately $280 million of net operating loss carryforwards as of December 31, 2012. As of December 31, 2011, we had approximately $166 million of built-in unrealized tax losses and approximately $217 million of net operating loss carryforwards. The increase in our valuation allowance during the periods ended December 31, 2012, 2011 and 2010 was primarily a result of a continuation of net operating losses and the change in entity tax status.

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

As of December 31, 2012 and 2011, we had federal and state net operating loss carry forwards of approximately $280 million and $217 million, respectively, which will begin to expire in 2031 and 2016, respectively. In the event of a change in control, under Internal Revenue Code Section 382, the utilization of our existing net operating loss carryforwards and built in losses may be subject to limitation.

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

NOTE 14 — STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE

Our capital structure consisted of the following at December 31, 2012 and 2011:

				December 31,
				2012	2011
		Conversion	Acquisition	Total Issued and	Total Issued and
	Authorized	of Fund	of Manager	Outstanding	Outstanding
Common Stock
Common Stock	150,208,500	-	-	50,000	50,000
Class B Common Stock:
Class B-1	4,023,400	3,811,342	-	3,811,342	3,811,342
Class B-2	4,023,400	3,811,342	-	3,811,342	3,811,342
Class B-3	8,165,700	7,632,355	88,700	7,735,169	7,735,169
Class B-4	781,644	-	627,579	627,579	627,579
Total Class B Common Stock	16,994,144	15,255,039	716,279	15,985,432	15,985,432
Class C Common Stock	15,803,212	838,448	-	838,448	838,448
Class D Common Stock	16,994,144	-	-	-	-
Total Common Stock	200,000,000	16,093,487	716,279	16,873,880	16,873,880

Preferred Stock	100,000,000	-	-	-	-

Total	300,000,000	16,093,487	716,279	16,873,880	16,873,880

IMH FINANCIAL CORPORATION

(formerly known as IMH Secured Loan Fund, LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 — STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE – continued

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

NOTE 14 — STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE – continued

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

Subject to prevailing market conditions and regulatory approvals, we ultimately intend to conduct an IPO of our common stock and we contemplate that the shares of the common stock of IMH Financial Corporation will eventually become traded on a national stock exchange. However, we are unable to determine the timing of an IPO at this time and there is no assurance that we will conduct an IPO. We do not plan to list the shares of the Class B, Class C or Class D common stock on any securities exchange or include the shares of Class B, Class C or Class D common stock in any automated quotation system, and no trading market for the shares of such classes of common stock is expected to develop.

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

NOTE 14 — STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE – continued

Resignation of Chief Executive Officer and Sale of Stock

In connection with the NW Capital loan, effective June 7, 2011, Shane C. Albers, our initial CEO and founder, resigned from his position pursuant to the terms of a Separation Agreement and General Release (“Separation Agreement”). William Meris, our President, has also assumed the role of CEO.

Pursuant to the terms of the Separation Agreement between Mr. Albers and us, dated as of April 20, 2011, Mr. Albers received severance of a lump-sum cash payment of $550,000. In addition, a separate one-time payment of $550,000 was paid for our continued use of the mortgage banker’s license, for which Mr. Albers is the responsible person under applicable law, until the earlier of one year or such time as we have procured a successor responsible person under the license. In May 2012, we were issued a new mortgage banker license in the name of one of our subsidiaries from the Arizona Department of Financial Institutions.  Mr. Albers also received $20,000 per month for full time transitional consulting services for an initial three month term, which was terminated upon expiration of the initial term. Mr. Albers also received reimbursement for up to $170,000, payable in equal portions for 12 months, in respect of ongoing services provided to him by a former employee, and an additional $50,000 for reimbursement by us of legal, accounting and other expenses incurred by Mr. Albers in connection with the Separation Agreement. Finally, we have agreed to pay certain health and dental premiums and other benefits of Mr. Albers for one year following his separation. All amounts paid or payable under this arrangement were expensed by us during the year ended December 31, 2011.

In connection with Mr. Albers’ resignation, we consented to the transfer of all of Mr. Albers’ holdings in the Company to an affiliate of NW Capital.  As a result, the affiliate acquired 1,423 shares of Class B-1 common stock, 1,423 shares of Class B-2 common stock, 2,849 shares of Class B-3 common stock and 313,789 shares of Class B-4 common stock for $8.02 per share.  Pursuant to the terms of the Separation Agreement, we deemed Mr. Albers’ resignation/separation to be “without cause,” and therefore the shares of Class B-4 common stock previously owned by Mr. Albers were no longer subject to the restrictions upon transfer applicable to Class B-4 common stock, but remain subject to all of the restrictions applicable to Class B-3 common stock as well as the additional dividend and liquidation subordination applicable to Class B-4 common stock. The amount by which the NW Capital affiliate paid in excess of the fair value of the common stock purchased resulted in our recording $1.2 million in compensation expense during the year ended December 31, 2011 in accordance with GAAP with the offsetting amount to be reported as a reduction in the associated debt’s interest expense over its corresponding term of five years using the effective interest method. This amount, net of related stock based compensation to the consultant described below, is reflected in the accompanying consolidated statement of cash flows as stock based compensation attributed to deferred financing costs.

Share-Based Compensation

During the year ended December 31, 2011, our Board of Directors approved the grants of 14,114 shares of Class B-3 common shares to an employee and 50,000 common shares to a consultant in connection with the closing of the NW Capital loan. The weighted average fair value of the awards as of the grant dates was $3.95 per share and was determined based upon a valuation analysis performed by an independent consultant. There were no contingencies with respect to the issuance of these common shares. Compensation expense related to the issuance of the common stock to the employee in the amount of $47,000 was recognized during the year ended December 31, 2011, and the fair value of the common stock related to the consultant in the amount of $0.2 million was capitalized to deferred financing costs. No shares of stock were issued during the year ended December 31, 2012.

During the year ended December 31, 2011, we granted 800,000 stock options to our executives, certain employees and certain consultants under our 2010 Stock Incentive Plan. In connection with a restructuring of the Company in 2011, 23,333 options were forfeited upon termination of certain employees. During the year ended December 31, 2012, we granted an additional 5,000 options to an employee in connection with his termination. As of December 31, 2012, there were 781,667 options outstanding and 418,000 shares available for future grants. We accounted for the issuance of such options in accordance with applicable accounting guidance.

IMH FINANCIAL CORPORATION

(formerly known as IMH Secured Loan Fund, LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 — STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE – continued

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

The fair value of each stock option award was estimated on the date of grant using the Black-Scholes valuation model. For employee options, we used the simplified method to estimate the period of time that options granted are expected to be outstanding. Expected volatility is based on the historical volatility of our peer companies’ stock for the length of time corresponding to the expected term of the option. The expected dividend yield is based on our historical and projected dividend payments. The risk-free interest rate is based on the U.S. treasury yield curve on the grant date for the expected term of the option. The following weighted-average assumptions were used in calculating the fair value of stock options granted as of and for the year ended December 31, 2012 and 2011, using the Black-Scholes valuation model:

Weighted Average
Expected term of options (in years)	6.9
Expected volatility factor	90%
Expected dividend yield	2.7%
Risk-free interest rate	2.2%

A summary of stock option activity as of and for the year ended December 31, 2012, is presented below:

	Shares	Exercise Price Per Share (*)	Remaining Contractual Term (*) (in years)	Aggregate Intrinsic Value (in millions)

Outstanding at December 31, 2010	-	$-	-	$-
Granted	800,000	$9.58	9.5	$-
Exercised	-	$-	-	$-
Forfeited or expired	(23,333)	$-	-	$-
Outstanding at December 31, 2011	776,667	$9.58	9.5	$-
Granted	5,000	$-	-	$-
Exercised	-	$-	-	$-
Forfeited or expired	-	$-	-	$-
Outstanding at December 31, 2012	781,667	$9.58	8.5	$-
Exercisable at December 31, 2012	350,294

*Weighted-average

The weighted-average grant date fair value of options granted during the year ended December 31, 2012 and 2011 was $2.51 per option for those options vesting annually and $2.47 for those options that vest monthly. As of December 31, 2012, there were 350,294 fully-vested options vested and none were exercised during the years ended December 31, 2012 or 2011. For options granted to non-employees, the options were deemed to have a fair value price of $2.33, a term of 10 years and volatility of 75%.

Net stock-based compensation expense relating to the issuance of options was $0.6 and $0.6 million for the years ended December 31, 2012 and 2011, respectively, and there were no awards issued during the year ended 2010. We did not receive any cash from option exercises during the years ended December 31, 2012 or 2011.

IMH FINANCIAL CORPORATION

(formerly known as IMH Secured Loan Fund, LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 — STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE – continued

As of December 31, 2012, there was approximately $1.0 million of unrecognized compensation cost related to non-vested stock option compensation arrangements granted under the 2010 Stock Incentive Plan that is expected to be recognized as a charge to earnings over a weighted-average vesting period of 1.5 years.

Employee Benefit Plan

The Company, through its human resource provider, participates in a 401(k) retirement savings plan that allows for eligible participants to defer compensation, subject to certain limitations imposed by the Code. The Company may provide a discretionary matching contribution of up to 4% of each participant's eligible compensation. During the years ended December 31, 2012, 2011 and 2010, the Company's matching contributions were approximately $56,000, $74,000 and $0, respectively.

Net Loss Per Share

Basic net loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period, before giving effect to stock options or convertible securities outstanding, which are considered to be dilutive common stock equivalents.  Diluted net loss per common share is calculated based on the weighted average number of common and potentially dilutive shares outstanding during the period after giving effect to convertible preferred stock and stock options.   Due to the losses for the years ended December 31, 2012, 2011 and 2010, basic and diluted loss per common share were the same, as the effect of potentially dilutive securities would have been anti-dilutive. At December 31, 2012 and 2011, the only potentially dilutive securities, not included in the diluted loss per share calculation, consisted of 781,667 and 776,667 stock options, respectively, and the NW Capital convertible note payable which were convertible into 5,995,224 and 5,697,175 shares of Series A Preferred Stock as of December 31, 2012 and 2011, respectively, (subject to increase upon NW Capital’s deferral of accrued interest), which are ultimately convertible into the same number of shares of our common stock.  There were no other potentially dilutive securities at December 31, 2012, 2011 or 2010.

Dividends and Distributions

During the year ended December 31, 2012, we declared quarterly dividends of $0.0237 per share, or $0.0948 per share for the entire year, to holders of record of our common stock. We declared dividends of $0.03 per share to holders of record of our common stock for each of the quarters ended June 30, 2011, September 30, 2011 and December 31, 2011 and no dividends were paid during 2010. We have not established a minimum distribution level and we may not be able to make any distributions at all. In addition, some of our distributions may include a return of capital. All distributions will be made at the discretion of our board of directors and will depend on our earnings, our financial condition and other such factors as our board of directors may deem relevant from time to time, subject to the availability of legally available funds.

Moreover, under the provisions of the NW Capital loan, generally, no dividend may be paid on the common stock during any fiscal year unless all accrued dividends on the Series A preferred stock have been paid in full. However, the lender has agreed to allow the payment of dividends to common stockholders for up to the first eight quarters (subsequently amended to seven quarters) following the loan closing in an annual amount of up to 1% of the net book value of the Company’s common stock as of the immediately preceding December 31.

IMH FINANCIAL CORPORATION

(formerly known as IMH Secured Loan Fund, LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 — COMMITMENTS AND CONTINGENCIES

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

During the years ended December 31, 2012 and 2011, NWRA earned base management fees of approximately $1.5 million and $1.3 million, respectively, which is included in professional fees in the accompanying consolidated statement of operations. In addition, NWRA earned legacy asset fees totaling $0.5 million and $0.2 million during the years ended December 31, 2012 and 2011, respectively, a portion of which is included as an offset in gain on disposal of assets and a portion which is included as an offset in recovery of credit losses in the accompanying consolidated statement of operations.

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

IMH FINANCIAL CORPORATION

(formerly known as IMH Secured Loan Fund, LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 — COMMITMENTS AND CONTINGENCIES - continued

The total annual base consulting fee equals $0.8 million plus various other fees, described below, based on certain milestones achieved or other occurrences. During the years ended December 31, 2012 and 2011, we incurred consulting fees of $0.8 million and $0.5 million, respectively, under this arrangement, which is included in professional fees in the accompanying statement of operations.

Special Payments.  In accordance with our consulting agreement, ITH Partners received a one-time fee of $1.9 million in connection with the $50 million debt financing secured in the NW Capital loan closing during the year ended December 31, 2011. This amount is included in deferred financing costs and is being amortized over the term of the loan.

Equity Securities.  In accordance with the consulting agreement, we made a one-time issuance to ITH Partners of 50,000 shares of our common stock in connection with the NW Capital loan closing during the year ended December 31, 2011.  The fair value of the stock issuance was recorded as a component of deferred financing costs and is being amortized over the term of the loan.

Stock Options. Additionally, on July 1, 2011, ITH Partners was granted options to purchase 150,000 shares of our common stock within 10 years of the grant date at an exercise price per share of $9.58, the conversion price of the NW Capital convertible loan, with vesting to occur in equal monthly installments over a 36 month period beginning August 2011. Approximately $0.1 million and $49,000 was recorded as professional fees under this provision during the years ended December 31, 2012 and 2011, respectively, which is included in the accompanying consolidated statement of operations.

Legacy Asset Performance Fee.   ITH Partners is entitled to a legacy asset performance fee equal to 3% of the positive difference derived by subtracting (i) 110% of our December 31, 2010 valuation mark (the “Base Mark”) of any asset then owned by us from the (ii) the gross sales proceeds, if any, from sales of any legacy asset (on a legacy asset by asset basis without any offset for losses realized on any individual asset sales). During the years ended December 31, 2012 and 2011, ITH earned legacy asset fees totaling and $0.2 million and $0.1 million, respectively, a portion of which is included as an offset in gain on disposal of assets and a portion which is included as an offset in recovery of credit losses in the accompanying consolidated statement of operations.

Juniper Capital Partners, LLC

We entered into a consulting agreement with Juniper Capital Partners, LLC (“Juniper Capital”), an affiliate of NW Capital, dated June 7, 2011, pursuant to which we engaged Juniper Capital to perform a variety of consulting services to us. Juniper Capital’s services include assisting us with certain with strategic and business development matters, advising us with respect to the formation, structuring, business planning and capitalization of various special purpose entities, and advising us with respect to leveraging our relationships to access market opportunities, as well as strategic partnering opportunities. The initial term of the consulting agreement is four years and is automatically renewable for three more years unless terminated. The annual consulting fee expense under this agreement is $0.3 million. During the years ended December 31, 2012 and 2011, we incurred $0.3 million and $0.2 million under this agreement, which is included in professional fees in the accompanying statement of operations.

Employment Agreements for Executive Officers

A condition to closing and funding of the NW Capital loan was that Mr. Meris, the President, and Steve Darak, the chief financial officer, enter into employment agreements with us, which become effective upon the funding and closing of the NW Capital loan in June 2011.

IMH FINANCIAL CORPORATION

(formerly known as IMH Secured Loan Fund, LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 — COMMITMENTS AND CONTINGENCIES - continued

Under the terms of the employment agreement with Mr. Meris, he is entitled to an annual base salary of $0.6 million which is guaranteed by us. In addition, Mr. Meris is entitled to an annual cash target bonus equal to 100% of Mr. Meris’ base salary based on the attainment of certain specified goals and objectives as determined by the compensation committee. Under the agreement, on July 1, 2011, Mr. Meris was also granted 150,000 options to purchase shares of our common stock at an exercise price $9.58 per share within ten years of the grant date, and with vesting to occur in equal monthly installments over a 36 month period. The employment agreement has a three-year term and is automatically renewable for successive one-year terms, unless the board of directors provides notice at least 90 days prior to termination of its intent not to renew the employment agreement. In connection with certain terminations without cause, constructive termination without cause and disability, Mr. Meris will be entitled to (i) a lump sum payment equal to 200% (or 100% in event of a non-renewal of employment or death) of the sum of his average annual base salary, plus his annual bonus for the year in which the event occurs and the prior two years, and (ii) acceleration of vesting of then-outstanding and unvested equity awards would become fully vested. During the years ended December 31, 2012, 2011 and 2010, Mr. Meris received base compensation of $0.6 million, $0.5 million and $0.4 million, respectively, and no bonus compensation in any of the respective periods.

Under the terms of the employment agreement with Mr. Darak, he is entitled to an annual base salary of $0.3 million which is guaranteed by us. In addition, Mr. Darak is entitled to an annual cash target bonus equal to 100% of his base salary based on the attainment of certain specified goals and objectives as determined by the compensation committee, of which $100,000 was guaranteed for the year ended December 31, 2011. Under the agreement, on July 1, 2011, Mr. Darak was also granted 60,000 options to purchase shares of our common stock at an exercise price $9.58 per share within ten years of the grant date, and with vesting to occur in equal monthly installments over a 36 month period. The employment agreement has a two-year term and is automatically renewable for successive one-year terms, unless the board of directors provides notice at least 90 days prior to termination of its intent not to renew the employment agreement. In connection with non-renewal, termination without cause, constructive termination without cause or disability, Mr. Darak will be entitled to (i) a lump sum payment equal to 100% of the sum of his average annual base salary and annual bonus for the year in which the event occurs and the prior two years, and (ii) acceleration of vesting of then-outstanding and unvested equity awards would become fully vested. During the years ended December 31, 2012, 2011 and 2010, Mr. Darak received base compensation of approximately $0.3 million for each of the respective years. Mr. Darak also received the $0.1 million guaranteed bonus during the year ended December 31, 2011, but no bonus for the years ended December 31, 2012 or 2010.

Development Services Agreements

During the year ended December 31, 2012, we entered into two development services agreements with a third party developer to manage the development of certain existing real estate we own with a combined carrying value of $10.9 million at December 31, 2012. One such project, when completed, is expected to consist of a 332-unit multi-family residential housing complex and a retail component located in Apple Valley, Minnesota. The estimated project development costs for this project are expected to total approximately $55.7 million, for which we are seeking approximately $39.0 million in third party financing. The second project, when completed, is expected to consist of a 600-bed student housing complex located in Tempe, Arizona. The estimated project development costs for this project are expected to total approximately $51.7 million, for which we are seeking approximately $36.0 million in third party financing. We may seek to obtain a joint venture partner(s) for either or both of these projects to meet minimum equity requirements.

The terms of each of the development services agreements are very similar in nature. Under each of the agreements, the developer is entitled a predevelopment services fee not to exceed $150,000, a development services fee equal to 3.0% of the total project cost less an agreed-upon land basis ($3.3 million and $5.0 million, respectively), as well a post-development services fee. The post development services fee will consist of a profit participation upon sale of the projects ranging from 7% to 10% of the profit, depending the amount and timing of projects’ completion and sale. Alternatively, if the projects are not sold, the post-development services fee will based on the fair market value of the project as of the date not earlier than 15 months following the achievement of 90% occupancy for each of the projects. The agreement is in effect until the fifth anniversary of the substantial completion of the project, as defined. If we elect not to proceed with the project prior to our acceptance of the development authorization notice, the agreement is cancelable by us with 30 day notice by us, subject to full payment of the predevelopment services fee and any budgeted and approved costs incurred. During the year ended December 31, 2012, we paid the third party developer $125,000 of the predevelopment fees due under these arrangements.

IMH FINANCIAL CORPORATION

(formerly known as IMH Secured Loan Fund, LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 — COMMITMENTS AND CONTINGENCIES - continued

In addition, during the year ended December 31, 2012, we entered into an agreement with a large Arizona homebuilder to purchase from us and develop certain residential lots in a lot take-down program over a period of five years beginning in 2013. The agreement specifies that the purchase price of each lot shall be comprised of a basic purchase price, a premium amount and a profit participation, as applicable. The collective minimum lot purchase price under the agreement exceeds the collective carrying value of such assets which totals $6.2 million as of December 31, 2012. No lots sales under this agreement have occurred to date and there are no penalties for non-performance on the scheduled take downs other than the termination of the agreement.

Undisbursed loans-in-process and interest reserves

Undisbursed loans-in-process and interest reserves generally represent the unaccompanied portion of construction loans pending completion of additional construction, and interest reserves for all or part of the loans’ terms. There were no undisbursed loans-in-process or interest reserves balances as of December 31, 2012. As of December 31, 2011, undisbursed loans-in-process reserves totaled $1.7 million which represented property tax reserves for one loan. The related loan was foreclosed upon during the year ended December 31, 2012. While we may be elect to fund additional protective advances for other loans in our portfolio as circumstances warrant, such amounts, if any, are not required under the loan terms and are payable only at our discretion.

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

These actions (or inactions) are intended to protect or enhance our interest in the property and in many cases relate to obligations that were incurred prior to our acquisition of the property and often relate to disputes among the various stakeholders, including the Company, about the amount, timing or priority of the obligations and the appropriate resolution of the various the stakeholders’ claims, which in many cases will result in less than a full recovery for some or all stakeholders given the distressed state of many of our REO properties.  In conjunction with this strategy, as discussed in note 9, we have placed two of our single asset subsidiaries into bankruptcy to address debt related matters associated with the subsidiaries’ assets which have carrying values totaling $10.0 million as of December 31, 2012. In addition, since these actions (or inactions) may constitute events of default under the NW Capital loan, we have obtained and will seek to obtain a waiver in the future from NW Capital, if necessary. The Company believes that it could, if it elected to do so, settle or cure these defaults and we do not believe the losses or costs relating to any such actions pending at December 31, 2012 will result in a material adverse effect on our financial position or results of operations.

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

NOTE 15 — COMMITMENTS AND CONTINGENCIES - continued

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

The parties in the above-referenced actions were ordered to consolidate the actions for all purposes into a putative class action lawsuit captioned In Re IMH Secured Loan Fund Unitholders Litigation pending in the Court of Chancery in the State of Delaware (“Litigation”). The Court also ordered that a consolidated complaint be filed, to be followed by consolidated discovery, and designated the plaintiffs’ counsel from the May 25, 2010 and June 17, 2010 lawsuits as co-lead plaintiffs’ counsel. The consolidated class action complaint was filed on December 17, 2010. After defendants filed a motion to dismiss that complaint, the Chancery Court ordered plaintiffs to file an amended complaint.

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

On January 31, 2012, we reached a tentative settlement in principle to resolve all claims asserted by the plaintiffs in the Litigation, other than the claims of one plaintiff. The tentative settlement in principle, memorialized in a Memorandum of Understanding (“MOU”) previously filed with our 8-K dated February 6, 2012, is subject to certain class certification conditions, confirmatory discovery and final court approval (including a fairness hearing). The MOU contemplates a full release and settlement of all claims against us and the other defendants in connection with the claims made in the Litigation. The following are some of the key elements of the tentative settlement:

•	we will offer $20.0 million of 4% five-year subordinated notes to members of the Class in exchange for 2,493,765 shares of IMH common stock at an exchange rate of one share per $8.02 in subordinated notes (“Exchange Offering”);
•	we will offer to Class members that are accredited investors $10.0 million of convertible notes with the same financial terms as the convertible notes previously issued to NW Capital (“Rights Offering”);
•	we will deposit $1.57 million in cash into a settlement escrow account (less $225,000 to be held in a reserve escrow account that is available for use by us to fund our defense costs for other unresolved litigation) which will be distributed (after payment of notice and administration costs and any amounts awarded by the Court for attorneys' fees and expense) to Class members in proportion to the number of our shares held by them as of June 23, 2010;
•	we will enact certain agreed upon corporate governance enhancements, including the appointment of two independent directors to our board of directors upon satisfaction of certain conditions and the establishment of a five-person investor advisory committee (which may not be dissolved until such time as we have established a seven-member board of directors with at least a majority of independent directors); and
•	provides additional restrictions on the future sale or redemption of our common stock held by certain of our executive officers.

IMH FINANCIAL CORPORATION

(formerly known as IMH Secured Loan Fund, LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 — COMMITMENTS AND CONTINGENCIES - continued

We have vigorously denied, and continue to vigorously deny, that we have committed any violation of law or engaged in any of the wrongful acts that were alleged in the Litigation, but we believe it is in our best interests and the interests of our stockholders to eliminate the burden and expense of further litigation and to put the claims that were or could have been asserted to rest.  As of December 31, 2012 and 2011, we have accrued the payment required of $1.57 million, as well as the offsetting related anticipated insurance proceeds. In addition, due to the significance of the anticipated settlement and related costs, we have separately identified such costs in the accompanying consolidated statement of operations. Such amounts consist primarily of legal, accounting and other professional fees incurred in connection with the settlement proposal, including costs surrounding the proposed Rights Offering and Exchange Offering. During the years ended December 31, 2012 and 2011, we recorded settlement related costs of $2.6 million and $1.4 million, respectively. However, we have not included any other adjustments relating to the potential repurchase of stock in exchange for the issuance of convertible notes because the consummation of these repurchases and offerings are subject to a number of conditions, including the receipt of certain “no-action” relief from the SEC and approval of the court, and because of the uncertainty of timing and of the GAAP based “fair value” determination of such securities as of the date of settlement. At the time that these amounts are reasonably estimable, we will record the appropriate amounts resulting from the resolution of this matter.

While we are working expeditiously to resolve the Litigation, there can be no assurance that the court will approve the tentative settlement in principle. Further, the judicial process to ultimately approve the settlement, including appeal time, may take up to another twelve months. If not approved, the tentative settlement as outlined in the MOU may be terminated and we will continue to vigorously defend this action.

As previously reported, on December 29, 2010, an action was filed in the Superior Court of Arizona, Maricopa County, by purported Fund members David Kurtz, David L. Kurtz, P.C., Lee Holland, William Kurtz, and Suzanne Sullivan (collectively, the “Kurtz Plaintiffs”) against us and certain affiliated individuals and entities. The Kurtz Plaintiffs made numerous allegations against the defendants in that action, including allegations that fiduciary duties owed to Fund members and to the Fund were breached because the Conversion Transactions were unfair to Fund members, constituted self-dealing, and because information provided about the Conversion Transactions and related disclosures was false and misleading. In addition, the Kurtz Plaintiffs alleged that the Fund wrongfully rejected the defendants’ books and records requests, defamed David Kurtz, and wrongfully brought a civil action related to the Conversion Transactions. The Kurtz Plaintiffs seek the return of their original investments in the Fund, damages for defamation and invasion of privacy, punitive damages, and their attorneys’ fees and costs.  Defendants filed a motion to stay this lawsuit in favor of the consolidated action pending in Delaware.  As previously reported, the Court granted defendants’ motion and stayed this action pending the outcome of the above-referenced Litigation.

Kurtz Plaintiffs’ motion for reconsideration of the Court’s denial of their motion to stay was denied by the Court on September 19, 2011, reaffirming the stay of this case pending the outcome of the Litigation. At a status conference with the Court on November 16, the Court indicated that the stay would remain in place until February 28, 2013, at which point the stay would be lifted and discovery and other pretrial proceedings in the Arizona case could proceed.  The Court also set a briefing schedule for the parties to brief how, if at all, any settlement in the Delaware litigation impacts the Arizona litigation. We dispute the Kurtz Plaintiffs’ allegations and we intend to defend ourselves vigorously against these claims if this action is recommenced. The pending settlement in the Litigation described above should dispose of some of the Kurtz claims, but various other claims will remain.  The dismissed claims will streamline the litigation but will not necessarily reduce the amount of damages being claimed by the Kurtz Plaintiffs.

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

NOTE 15 — COMMITMENTS AND CONTINGENCIES - continued

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

NOTE 16 — SUBSEQUENT EVENTS

Joint Venture Investment

Subsequent to December 31, 2012, we entered into a limited liability agreement to form a joint venture with unrelated parties for the purpose of acquiring a multi-family portfolio comprised of 14 apartment communities across six states, which will be managed by a third party, national firm, specializing in multi-family assets. Under the terms of the joint venture agreement, we contributed $15 million through one of our wholly-owned subsidiaries that holds the status of a preferred member. Another of our wholly-owned subsidiaries contributed no capital, but serves as a limited guarantor member on the senior indebtedness of the joint venture that is secured by the acquired operating properties. No other capital contributions are required by us. A non-IMHFC member will serve as the managing member of the joint venture.

Under the terms of the joint venture agreement, the joint venture is required to redeem our preferred membership interest for the redemption price (as defined) on or before the second anniversary of the closing date, or the redemption date may be extended at the joint venture’s option for one additional year for a fee of $0.3 million. We are also entitled to a 15% annualized return on our $15 million preferred equity investment, and we are further entitled to an exit fee equal to 1.5% of the fair market value of the portfolio assets of the joint venture at the two year preferred equity redemption date. Additionally, we will retain a 15% carried interest in the profits of the entire investment portfolio, after payment of the preferred returns to us and similar preferred returns of non-IMHFC members. In addition, we are entitled to effectively receive all free cash flow of the joint venture until we receive the entirety of our preferred equity investment and any accrued and unpaid preferred return amounts. The non-IMHFC members are obligated to fund any shortfalls in our preferred return.

As a result of the passive nature of the investment to us, the mandatory redemption feature of the investment, the defined preferred return and other repayment features of the investment, the investment will be accounted for as a debt security investment.

Indebtedness

Subsequent to December 31, 2012, we secured financing of $10 million that is secured by certain REO assets with a carrying value of $24.4 million at December 31, 2012. The note payable bears annual interest of 12%, with required monthly payments of interest and the outstanding principal due at maturity. The note matures in February 2014 and may be extended for two additional six month terms. A portion of the proceeds was used to repay an existing note payable of $0.9 million.

Agreement to Acquire Assets

In addition, subsequent to December 31, 2012, we entered into an agreement with an existing borrower group in our loan portfolio to, at our option, transfer to us ownership of certain assets in satisfaction of the related loans with a net carrying value of approximately $60.2 million at December 31, 2012, and release the borrower group from further liability. We expect to complete our due diligence in less than 60 days following execution of the agreement.

IMH FINANCIAL CORPORATION

(formerly known as IMH Secured Loan Fund, LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 — SUBSEQUENT EVENTS - continued

If we choose to exercise our option, the assets to be acquired, subject to existing liabilities, will include the following:

•	certain real property, including all improvements thereon, including two operating hotels located in Arizona;
•	a 28-lot residential subdivision located in Arizona; and
•	various leasehold and other interests in multiple leases relating primarily to the operations of the operating hotels.

As additional consideration for the transactions set forth in the agreement, certain related parties of the borrower group have agreed to provide interim management services for the operating hotels for a specified term following the closing based upon terms customary and reasonable for such services which will be set forth in interim management agreements.

NOTE 17 — SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Selected quarterly results of operations and other financial information for the four quarters ended December 31, 2012 and 2011 follows:

	2012
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
REVENUE
Total Revenue	$1,266	$1,305	$1,056	1,112	$4,739
EXPENSES
Total Operating Expenses	9,158	8,354	10,269	11,271	39,052
(Recovery of) Provision for Credit Losses	-	(900)	(1,029)	(192)	(2,121)
Impairment of REO	-	-	-	-	-
Total Expenses	9,158	7,454	9,240	11,079	36,931
Net Loss	$(7,892)	$(6,149)	$(8,184)	$(9,967)	$(32,192)

Net Loss per Share	$(0.47)	$(0.36)	$(0.49)	$(0.59)	$(1.91)

Weighted Average Shares Outstanding for Period	16,873,880	16,873,880	16,873,880	16,873,880	16,873,880

	2011
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
REVENUE
Total Revenue	$1,024	$881	$948	880	$3,733
EXPENSES
Total Operating Expenses	6,429	9,230	9,906	10,834	36,399
(Recovery of) Provision for Credit Losses	-	(3,000)	4,000	-	1,000
Impairment of REO	-	1,529	-	-	1,529
Total Expenses	6,429	7,759	13,906	10,834	38,928
Net Loss	$(5,405)	$(6,878)	$(12,958)	$(9,954)	$(35,195)

Net Loss per Share	$(0.32)	$(0.41)	$(0.77)	$(0.59)	$(2.09)

Weighted Average Shares Outstanding for Period	16,809,766	16,832,778	16,873,880	16,873,880	16,850,504

The average of each quarter’s weighted average shares outstanding does not necessarily equal the weighted average shares outstanding for the year and, therefore, individual quarterly weighted earnings per share do not equal the annual amount.

IMH FINANCIAL CORPORATION

(formerly known as IMH Secured Loan Fund, LLC)

SCHEDULE II — Valuation and Qualifying Accounts

For the Years Ended December 31, 2012, 2011 and 2010 (in thousands)

Description	Balance at Beginning of Year	Charged to Costs and Expenses		Transferred to Other Accounts	Collected/ Recovered	Balance at End of Year
Mortgage Loan Portfolio:
Valuation Allowance-2010	$330,428	$47,454	(1)	$(83,742)	$—	$294,140
Valuation Allowance-2011	294,140	1,000	(1)	(153,453)	—	$141,687
Valuation Allowance-2012	141,687	(275	)(1)	(89,812)	—	$51,600

(1)	We revised our valuation allowance based on our evaluation of our mortgage loan portfolio for each of the years ended December 31, 2012, 2011 and 2010.

(2)	The amount listed in the column heading “Transferred to Other Accounts” in the preceding table represents net charge offs during the year, which were transferred to a real estate owned status at the date of foreclosure of the related loans or were recognized upon sale of the related loan.

