Form 10-Q
period 2013-03-31
IMH Financial Corp
filed 2013-05-20
CIK 1397403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013

or

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

The registrant had 50,000 shares of Common Stock, 3,811,342 shares of Class B-1 Common Stock, 3,811,342 shares of Class B-2 Common Stock, 7,735,169 shares of Class B-3 Common Stock, 627,579 shares of Class B-4 Common Stock and 838,448 shares of Class C Common Stock, which were collectively convertible into 16,873,880 outstanding common shares as of May 15, 2013.

IMH FINANCIAL CORPORATION

QUARTERLY REPORT ON FORM 10-Q

PART I

FINANCIAL INFORMATION

Item 1.               Financial Statements.

IMH FINANCIAL CORPORATION

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	March 31,	December 31,
	2013	2012
	(unaudited)

ASSETS
Cash and Cash Equivalents	$2,090	$3,084
Restricted Cash and Cash Equivalents	10,615	14,914
Mortgage Loans Held for Sale, Net	69,909	73,297
Preferred Equity Investment, net	13,051	-
Derivative Investment Receivable	2,250	-
Real Estate Acquired through Foreclosure Held for Sale	52,646	54,050
Real Estate Acquired through Foreclosure Held for Development	42,888	43,006
Operating Properties Acquired through Foreclosure	21,520	21,915
Deferred Financing Costs, Net	5,364	4,877
Other Receivables	3,138	1,693
Other Assets	3,503	3,427
Property and Equipment, Net	818	751

Total Assets	$227,792	$221,014

LIABILITIES
Accounts Payable and Accrued Expenses	$7,369	$5,473
Accrued Property Taxes	6,357	7,063
Dividends Payable	400	400
Accrued Interest Payable	2,900	2,657
Liabilities of Assets Held for Sale	709	613
Tenant Deposits and Funds Held for Others	169	223
Convertible Notes Payable and Deferred Interest, Net of Discount	51,174	49,961
Notes Payable, Net of Discount	15,370	6,070
Special Assessment Obligations	6,031	6,031
Exit Fee Payable	10,448	10,448

Total Liabilities	100,927	88,939

Commitments and Contingent Liabilities

STOCKHOLDERS' EQUITY
Common stock, $.01 par value; 200,000,000 shares authorized; 16,873,880 shares outstanding at March 31, 2013 and December 31, 2012	169	169
Preferred stock, $.01 par value; 100,000,000 shares authorized; none outstanding	-	-
Paid-in Capital	724,579	724,848
Accumulated Deficit	(597,883)	(592,942)
Total Stockholders' Equity	126,865	132,075

Total Liabilities and Stockholders' Equity	$227,792	$221,014

The accompanying notes are an integral part of these statements

IMH FINANCIAL CORPORATION

Unaudited Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2013	2012

REVENUE:
Mortgage Loan Income, Net	$187	$285
Rental Income	417	429
Hospitality and Entertainment Income	945	402
Investment and Other Income	308	150

Total Revenue	1,857	1,266

COSTS AND EXPENSES:
Property Taxes for Real Estate Owned	358	554
Other Operating Expenses for Real Estate Owned	1,127	794
Professional Fees	1,699	1,707
General and Administrative Expenses	1,432	1,511
Interest Expense	4,009	3,395
Depreciation and Amortization Expense	452	928
(Gain) Loss on Disposal of Assets	10	(77)
Settlement and Related Costs	317	346
Total Operating Expenses	9,404	9,158

Recovery of Credit Losses	(2,606)	-

Total Costs and Expenses	6,798	9,158

Loss before income taxes	(4,941)	(7,892)

Provision for Income Taxes	-	-

NET LOSS	$(4,941)	$(7,892)

Basic and diluted loss per common share
Net Loss per Share	$(0.29)	$(0.47)
Weighted Average Common Shares Outstanding	16,873,880	16,873,880

The accompanying notes are an integral part of these statements

IMH FINANCIAL CORPORATION

Unaudited Condensed Consolidated Statement of Stockholders’ Equity

Three Months Ended March 31, 2013

(Dollars in thousands)

	IMH Financial Corporation				Total
	Common Stock			Accumulated	Stockholders'
	Shares	Amount	Paid-in Capital	Deficit	Equity
Balances at December 31, 2012	16,873,880	$169	$724,848	$(592,942)	$132,075

Net Loss - Three Months Ended March 31, 2013	-	-	-	(4,941)	(4,941)
Dividends Declared	-	-	(400)	-	(400)
Stock-Based Compensation	-	-	131	-	131
Balances at March 31, 2013 (unaudited)	16,873,880	$169	$724,579	$(597,883)	$126,865

The accompanying notes are an integral part of these statements

IMH FINANCIAL CORPORATION

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands)

	Three Months Ended March 31,
	2013	2012
CASH FLOWS - OPERATING ACTIVITIES		(restated)
Net Loss	$(4,941)	$(7,892)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash Recovery of Credit Losses	(2,400)	-
Stock-Based Compensation and Option Amortization	131	141
(Gain) Loss on Disposal of Assets	11	(77)
Amortization of Deferred Financing Costs	407	303
Depreciation and Amortization Expense	452	928
Accretion of Discount on Note Payable	495	619
Increase (decrease) in cash resulting from changes in:
Accrued Interest Receivable	(182)	(62)
Other Receivables	(1,445)	2,881
Other Assets	(205)	(1,081)
Accrued Property Taxes	(706)	69
Accounts Payable and Accrued Expenses	1,898	(414)
Accrued Interest Payable	961	1,901
Liabilities of Assets Held for Sale	96	105
Tenant Deposits and Funds Held for Others	(54)	(506)

Total adjustments, net	(541)	4,807

Net cash used in operating activities	(5,482)	(3,085)

CASH FLOWS - INVESTING ACTIVITIES
Proceeds from Sale/Recovery of Real Estate Owned	1,133	902
Return of Investment Principal	9	-
Mortgage Loan Fundings and Protective Advances	(490)	(208)
Mortgage Loan Repayments	7,545	2,000
Preferred Equity Investment	(15,301)	-
Investment in Real Estate Owned	(713)	(120)
Net cash provided by (used in) investing activities	(7,817)	2,574

CASH FLOWS - FINANCING ACTIVITIES
Proceeds from Notes Payable	10,150	-
Debt Issuance Costs	(894)	-
Decrease in Restricted Cash	4,299	5,238
Repayments of Notes Payable	(850)	-
Dividends Paid	(400)	(506)
Net cash provided by financing activities	12,305	4,732

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(994)	4,221

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,084	882

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,090	$5,103

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$3,632	$428
Real Estate Acquired Through Foreclosure	$-	$8,377
Deferred Interest added to Notes Payable Principal	$718	$684
Seller Financing provided for Asset Sales	$1,085	$3,500
Note Payable Financing for Land Purchase	$-	$-

The accompanying notes are an integral part of these statements

IMH FINANCIAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

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

Basis of Presentation

The accompanying unaudited, condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for a complete set of financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the results for the periods presented have been made. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2013. These condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended December 31, 2012.

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

March 31, 2013

NOTE 1- BUSINESS, BASIS OF PRESENTATION AND LIQUIDITY - (continued)

Liquidity

As of March 31, 2013, our accumulated deficit aggregated $597.9 million primarily as a result of previous provisions for credit losses recorded relating to the decrease in the fair value of the collateral securing our loan portfolio and impairment charges relating to the value of real estate owned assets acquired primarily through foreclosure, as well as on-going net operating losses in recent periods resulting from the lack of income-producing assets. As a result of the erosion of the U.S. and global real estate and credit markets in recent years, we experienced significant loan defaults and foreclosures on our mortgage loans.

Our liquidity plan has included obtaining additional financing, selling whole loans or participating interests in loans and selling certain of our real estate assets. As more fully described in Note 7, in June 2011, we entered into and closed funding of a $50.0 million senior secured convertible loan with NWRA Ventures I, LLC (“NW Capital”). This loan has been our primary source for working capital and funding our general business needs. In addition, during the three months ended March 31, 2013, we secured an additional $10.0 million in financing secured by certain REO assets.

In addition, as of March 31, 2013, our entire loan portfolio with an aggregate carrying value of $69.9 million is held for sale. In addition, as of March 31, 2013, real estate owned (“REO”) projects with a carrying value totaling $52.6 million were being actively marketed for sale. During the three months ended March 31, 2013, we sold certain REO assets and collected other recoveries generating approximately $1.1 million in cash, net of the amounts financed by us. We also received $7.5 million in mortgage loan paydowns during the three months ended March 31, 2013.

In connection with the $50 million loan with NW Capital in June 2011, we entered into a cash management agreement with NW Capital under which the amount of discretionary funds available to us is limited to the following 90 days of budgeted operating cash, which is funded on a monthly basis, subject to NW Capital approval and release. The balance of all remaining cash (including the balance of loan proceeds and any and all proceeds received from revenues, loan payments, asset sales or other cash generating events) is collected and maintained in a trust account as collateral under the loan for the benefit of NW Capital (the Collateral Account). At March 31, 2013, we had cash and cash equivalents of $2.1 million and restricted cash of $10.6 million.

While we were successful in securing $60.0 million in financing to provide adequate funding for working capital purposes and have generated liquidity through asset sales and mortgage receivable collections, there is no assurance that we will be successful in selling our remaining real estate assets in a timely manner or in obtaining additional financing, if needed, to sufficiently fund future operations or to implement our investment strategy. Further, each sale and other financing transaction requires the approval of NW Capital.  Our failure to generate sustainable earning assets and successfully liquidate a sufficient number of our loans and real estate assets, including receiving approval from our lender of such liquidations, may have a further material adverse effect on our business, results of operations and financial position.

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES

Our significant accounting policies are disclosed in our previously filed Annual Report on Form 10-K for the fiscal year ended December 31, 2012.  During the three months ended March 31, 2013, there were no material changes in our significant accounting policies, except as described below.

IMH FINANCIAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES – continued

Restatement of Previously Issued Condensed Consolidated Statement of Cash Flows

Restricted Cash

During the year ended December 31, 2012, the Company identified a misstatement with respect to the manner in which it presented cash and cash equivalents and restricted cash in its consolidated balance sheet as of December 31, 2011 and March 31, 2012. As previously reported, in connection with the $50 million loan with NW Capital secured in June 2011, we entered into a cash management agreement with the lender under which the amount of discretionary funds available to us is limited to the following 90 days of budgeted operating cash, which is funded on a monthly basis, subject to NWR approval and release. The balance of all remaining cash (including the balance of loan proceeds and any and all proceeds received from revenues, loan payments, asset sales or other cash generating events) is collected and maintained in a trust account as collateral under the loan for the benefit of NW Capital (the Collateral Account). While the funds are not restricted for a specified purpose and are expected to be used to fund on-going operations, capital purchases and investments, the availability of such funds is restricted as to withdrawal and subject to NW approval and control. Accordingly, we are required to separately disclose on the face of the consolidated balance sheet the amount of cash in the Collateral Account as restricted cash. Specifically, we recorded an adjustment to reclassify $20.4 million and $20.2 million from cash to restricted cash as of March 31, 2012 and December 31, 2011, respectively.

Assessment of Restatements

These corrections had no impact on stockholders’ equity as of December 31, 2011 or March 31, 2012 or on net loss or basic and diluted loss per share for the periods then ended. The Company has assessed these misstatements in financial statement presentation and has determined that, on both a qualitative and quantitative basis, the adjustments are immaterial, both individually and in the aggregate, to the consolidated financial statements, and thus the Company did not and will not amend any of its prior quarterly and annual reports on Form 10-Q and 10-K, and that it has adjusted its presentation on a prospective basis. In order to provide consistency in the Company’s financial reporting, the March 31, 2012 condensed consolidated statement of cash flows presented herein has been restated to appropriately reflect the corrections described above. The following table summarizes the effect of these corrections on the previously filed condensed consolidated statement of cash flows for the three months ended March 31, 2012, which was restated for comparative purposes only (in thousands):

	March 31, 2012 Balances
	As Previously		As
	Reported	Adjustment	Restated

STATEMENT OF CASH FLOW ITEMS
Decrease in Restricted Cash	$-	$5,238	$5,238
Net Decrease in Cash Equivalents	(1,017)	5,238	4,221
Cash and Cash Equivalents, Beginning of Period	21,322	(20,440)	882
Cash and Cash Equivalents, End of Period	20,305	(15,202)	5,103

Derivative Financial Instruments

Our derivative investment receivable reflects the estimated fair value of an exit fee receivable by us in connection with a preferred equity investment transaction in a joint venture completed during the three months ended March 31, 2013, as described in note 5. This derivative does not qualify as a hedge. Accordingly, while we did not recognize any gains or losses on derivatives during the three months ended March 31, 2013, we will recognize any future gains and losses on this derivative investment receivable for accounting purposes in investment and other income in the consolidated statement of operations. Under the terms of the joint venture agreement, the exit fee receivable is to be equal to the greater of 4% of our original investment or 1.5% of the fair market value of the portfolio assets of the joint venture at the two year preferred equity redemption date. The fair value of the derivative exit fee receivable was derived by taking the present value using an annual discount rate of approximately 12% of the estimated exit fee which was determined by applying capitalization rates ranging from 5.0% to 7.2% to the forecasted stabilized net operating income of each of the operating properties of the joint venture.

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

Restricted Cash

Restricted cash includes cash items that are legally or contractually restricted as to usage or withdrawal. At March 31, 2013 and December 31, 2012, this includes $9.1 million and $14.4 million, respectively, relating primarily to the Collateral Account which is required under the terms of NW Capital loan and related agreements, and is subject to NW Capital approval and release. While the funds in the Collateral Account are not restricted for a specified purpose and are expected to be used to fund on-going operations, capital purchases and investments, the availability of such funds is restricted as to withdrawal and subject to NW approval and release.

In addition, as described in note 7, under the terms of our loan agreement with Canpartners Realty Holding Company IV LLC (Canpartners), we are required to maintain a minimum $5 million balance of cash and cash equivalents at all times during the term of the loan, which may include balances in the Collateral Account. In addition, at March 31, 2013, restricted cash includes $0.8 million in other reserve accounts required under the Canpartners’ loan agreement.

Also, restricted cash includes approximately $0.7 million and $0.5 million at March 31, 2013 and December 31, 2012, respectively, for amounts maintained in escrow accounts for contractually specified purposes. Accordingly, such amounts are reflected as restricted cash in the accompanying consolidated balance sheet.

Reclassifications

Certain 2012 amounts have been reclassified to conform to the 2013 financial statement presentation.

IMH FINANCIAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES – continued

Recently Adopted Accounting Standards

Changes to accounting principles generally accepted in the United States of America (U.S. GAAP) are established by the Financial Accounting Standards Board (FASB) in the form of accounting standards updates (ASUs) to the FASB’s Accounting Standards Codification.

On January 1, 2013, the Company adopted ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (ASU 2011-11). The amendments in ASU 2011-11 require the disclosure of information on offsetting and related arrangements for financial instruments to enable users of its financial statements to understand the effect of those arrangements on its financial position. Amendments under ASU 2011-11 will be applied retrospectively for fiscal years, and interim periods within those years, beginning after January 1, 2013. Adoption of this update did not have a material impact on the condensed consolidated financial statements.

On January 1, 2013, the Company adopted ASU No. 2013-01—Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. This update clarifies that the scope of ASU No. 2011-11 applies to derivatives accounted for in accordance with Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with Section 210-20-45 or Section 815-10-45 or subject to an enforceable master netting arrangement or similar agreement. An entity is required to apply the amendments for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should also provide the required disclosures retrospectively for all comparative periods presented. Adoption of this update did not have a material impact on the condensed consolidated financial statements.

On January 1, 2013, the Company adopted ASU No. 2013-02—Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This update requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is reclassified to a balance sheet account instead of directly to income or expense in the same reporting period. Adoption of this update did not have a material impact on the condensed consolidated financial statements.

NOTE 3 – MORTGAGE INVESTMENTS, LOAN PARTICIPATIONS AND LOAN SALES

Lien Priority

Except in limited circumstances, our mortgage loans are collateralized by first deeds of trust (mortgages) on real property and generally include a personal guarantee by the principals of the borrower and, often times, the loans are secured by additional collateral. However, as of March 31, 2013, there was an outstanding third-party loan totaling approximately $24.7 million secured by a portion of our collateral that was superior to our lien position on one of our loans with an outstanding principal and accrued interest balance of $45.4 million. As of December 31, 2012, there was an outstanding third-party loan totaling $17.7 million secured by a portion of our collateral that was superior to our lien position on one of our loans with an outstanding principal and accrued interest balance of $51.9 million.

IMH FINANCIAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

NOTE 3 – MORTGAGE INVESTMENTS, LOAN PARTICIPATIONS AND LOAN SALES – (continued)

Lending Activities

Given the non-performing status of the majority of the loan portfolio, there has been limited loan activity during the three months ended March 31, 2013. During the three months ended March 31, 2013, we originated one loan in the amount of $1.1 million relating to the financing of a portion of the sale of certain REO assets.  At March 31, 2013, the average principal and interest balance for our nine loans was $13.2 million, as compared to $13.8 million for our nine loans at December 31, 2012. A roll-forward of loan activity during the three months ended March 31, 2013 is as follows (in thousands):

	Principal	Interest	Valuation	Carrying
	Outstanding	Receivable	Allowance	Value
Balances - December 31, 2012	$124,048	$849	$(51,600)	$73,297

Additions:
Principal fundings - cash	490	-	-	490
Principal fundings - asset sale financing	1,085	-	-	1,085
Revenue recognized in excess of cash received	-	182	-	182
Reductions:
Principal repayments	(7,533)	(12)	-	(7,545)
Recovery of allowance for credit losses	-	-	2,400	2,400
Balances - March 31, 2013	$118,090	$1,019	$(49,200)	$69,909

As of March 31, 2013, we had two performing loans with an average outstanding principal and interest balance of $3.1 million and a weighted average interest rate of 12.5%. At December 31, 2012, we had two performing loans with an average outstanding principal and interest balance of $2.5 million and a weighted average interest rate of 12.7%. As of March 31, 2013 and December 31, 2012, the valuation allowance represented 41.3% and 41.3%, respectively, of the total outstanding loan principal and interest balances. We did not sell any loans during the three months ended March 31, 2013.

Loan Maturities

The outstanding principal and interest receivable balances of our mortgage loans, net of the valuation allowance, as of March 31, 2013, have scheduled maturity dates within the next several quarters as follows (dollars in thousands) :

	Outstanding
Quarter	Balance	Percent	#
Matured	$112,906	94.8%	7
Q3 2013	5,095	4.3%	1
Q2 2014	1,108	0.9%	1
Total Principal and Interest	119,109	100.0%	9
Less: Valuation Allowance	(49,200)
Net Carrying Value	$69,909

From time to time, we may extend a mortgage loan’s maturity date in the normal course of business. Accordingly, repayment dates of the loans may vary from their currently scheduled maturity date. If the maturity date of a loan is not extended, we classify and report the loan as matured. Given the non-performing status of the majority of the loan portfolio, the sustained depression of real estate values and lack of available takeout financing, we do not expect the payoffs to materialize, particularly for loans past their respective maturity date. We may find it necessary to foreclose, modify, extend, make protective advances or sell such loans in order to protect our collateral, maximize our return or generate additional liquidity. We did not modify any loans during the three months ended March 31, 2013.

IMH FINANCIAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

NOTE 3 – MORTGAGE INVESTMENTS, LOAN PARTICIPATIONS AND LOAN SALES – (continued)

Loans in Default

We continue to experience loan defaults as a result of depressed real estate market conditions and lack of takeout financing in the marketplace. A summary and roll-forward of activity of loans in default from December 31, 2012 through March 31, 2013 follows (dollars in thousands):

		Accrued		Net
	Principal	Interest	Valuation	Carrying	# of
	Outstanding	Receivable	Allowance	Value	Loans
Balances at December 31, 2012	$119,015	$401	$(51,600)	$67,816	7

Reductions :
Principal repayments	(6,510)	-	-	(6,510)	-
Recovery of allowance for credit losses	-	-	2,400	2,400	-
Balances at March 31, 2013	$112,505	$401	$(49,200)	$63,706	7

All seven of the loans that were in default at December 31, 2012 remained in default status as of March 31, 2013.

We are currently exercising enforcement action which we believe could lead to foreclosure upon six of the seven loans in default at March 31, 2013. We are continuing to work with the borrower with respect to the remaining one loan in default in order to seek to maintain the entitlements on the related project and, thus, the value of our existing collateral. As described in note 11, subsequent to March 31, 2013, we acquired certain assets from a borrower group in satisfaction of the related two loans with a net carrying value of approximately $55.9 million at March 31, 2013. With respect to the remaining loans upon which we are exercising enforcement action, while we expect to complete the foreclosure process on the majority of such loans over the next six to nine months, the timing of foreclosure on these loans is dependent on several factors, including applicable states statutes, potential bankruptcy filings by the borrowers, our ability to negotiate a deed-in-lieu of foreclosure and other factors.

At March 31, 2013, all loans in default were also in non-accrual status. In addition, as of March 31, 2013 and December 31, 2012, interest receivable recorded on such loans prior to being placed in non-accrual status totaled $0.4 million for each period, respectively, and is included in mortgage loans held for sale on the accompanying condensed consolidated balance sheet.

No interest income was recognized on non-accrual loans on a cash or accrual basis during the three months ended March 31, 2013 or 2012. In addition, borrower concentrations, geographic concentrations of our loan portfolio, related loan classifications and end-user categories have not materially changed since December 31, 2012.

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

At March 31, 2013, we held total operating properties and REO assets of $117.0 million, of which $42.9 million were held for development, $52.6 million were held for sale, and $21.5 million were held as operating properties. A roll-forward of REO from December 31, 2012 to March 31, 2013 is as follows (dollars in thousands):

IMH FINANCIAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

NOTE 4 – OPERATING PROPERTIES AND REAL ESTATE HELD FOR DEVELOPMENT OR SALE – continued

	Operating Properties	# of Projects	Held for Development	# of Projects	Held for Sale	# of Projects	Total Net Carrying Value
Balances at December 31, 2012	$21,915	2	$43,006	17	$54,050	23	$118,971

Additions:
Capital costs additions	7	-	662	-	44	-	713

Reductions :
Cost of Properties Sold	-	-	(780)	-	(1,448)	(1)	(2,228)
Depreciation	(402)	-	-	-	-	-	(402)
Balances at March 31, 2013	$21,520	2	$42,888	17	$52,646	22	$117,054

During the three months ended March 31, 2013, we did not foreclose on any loans. During the three months ended March 31, 2013, we sold two REO assets (or portions thereof) for $2.2 million (net of selling costs), of which we financed $1.1 million, for a net loss of approximately $10,000. During the three months ended March 31, 2012, we sold one REO asset for $4.3 million (net of selling costs), of which we financed $3.5 million, for a gain of approximately $0.1 million. All REO asset sales for the three months ended March 31, 2013 qualified for full accrual recognition.

The nature and extent of future capitalized costs for REO held for development depends on the level of development undertaken, the number of additional foreclosures and other factors. While our assets are generally available for sale, we continue to evaluate various alternatives for the ultimate disposition of these investments, including partial or complete development of the properties prior to sale or disposal of the properties on an as-is basis. There were no material changes with respect to REO classifications or planned development during the three months ended March 31, 2013 other than as a result of REO asset sales.

As discussed in more detail in note 7, we defaulted on the terms of an agreement related to a $5.2 million note payable. This default could result in cross-acceleration of the maturity of such debt or foreclosure on the related assets. These related assets, which are included as a component of Real Estate Acquired through Foreclosure Held for Development, totaled approximately $4.8 million at March 31, 2013.

NOTE 5 – PREFERRED EQUITY INVESTMENT AND DERIVATIVE INVESTMENT RECEIVABLE

Preferred Equity Investment

During the three months ended March 31, 2013, we entered into a limited liability agreement to form a joint venture with unrelated parties for the purpose of acquiring a multi-family portfolio comprised of 14 apartment communities across six states, which will be managed by a third party, national firm, specializing in multi-family assets. Under the terms of the joint venture agreement, we contributed $15 million through one of our wholly-owned subsidiaries that holds the status of a preferred member. Another of our wholly-owned subsidiaries contributed no capital, but serves as a limited guarantor member on the senior indebtedness of the joint venture that is secured by the acquired operating properties. No other capital contributions are required by us. A non-IMHFC member will serve as the managing member of the joint venture. Our preferred member interest is secured by the other non-IMHFC members’ interest in each of the single member LLC’s that hold title to real property owned by each respective LLC.

Under the terms of the joint venture agreement, the joint venture is required to redeem our preferred membership interest for the redemption price (as defined in the joint venture agreement) on or before the second anniversary of the closing date, or the redemption date may be extended at the joint venture’s option for one additional year for a fee to the Company of $0.3 million. We are also entitled to a 15% annualized return on our $15 million preferred equity investment, and we are further entitled to an exit fee equal to the greater of 4% of our original investment or 1.5% of the fair market value of the portfolio assets of the joint venture at the two year preferred equity redemption date, as described further below.

IMH FINANCIAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

NOTE 5 – PREFERRED EQUITY INVESTMENT AND DERIVATIVE INVESTMENT RECEIVABLE - continued

Additionally, we will retain a 15% carried interest in the profits of the entire investment portfolio, after payment of the preferred returns to us and similar preferred returns of non-IMHFC members. In addition, we are entitled to effectively receive all available cash flow of the joint venture until we receive the entirety of our preferred equity investment and any accrued and unpaid preferred return amounts. The non-IMHFC members are obligated to fund any shortfalls in our preferred return.

A summary of financial statement data for the joint venture as of and for the period from inception (February 28, 2013) through March 31, 2013 follows (amounts in thousands):

As of and For
Period Ended
Balance Sheet Data	March 31, 2013
Assets:	(unaudited)
Investment in real estate, net	$145,100
Cash, cash equivalents and restricted cash	6,850
Receivables and other assets	1,293

Total assets	$153,243

Liabilities:
Mortgage payable to bank	$120,700
IMHFC Preferred Member Interest recognized as a liability	13,051
Derviative exit fee liability	2,250
Accounts payable, accrued and other liabilities	2,366

Total liabilities	138,367

Members' Equity	14,876

Total liabilities and members' equity	$153,243

Statement of Operations Data
Revenue:
Total rents and other income	$2,299

Expenses:
Total operating expenses	1,134
Depreciation and amortization	527
Interest Expense - Primary Lender	570
Interest Expense - IMHFC Preferred Member Interest	346
Total expenses	2,577

Net loss	$(278)

Accounting for Preferred Equity Investment

As a result of the passive nature of the investment to us, the mandatory redemption feature of the investment, the defined preferred return, other repayment and security features of the investment, the investment is being be accounted for as a debt security investment held to maturity, whereby we are recording the 15% annual preferred return over the term of the investment period using the effective interest method. Similarly, the deferred origination fees, net of direct costs are being amortized over the term of the investment using the effective interest method as an adjustment to yield.

IMH FINANCIAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

NOTE 5 – PREFERRED EQUITY INVESTMENT AND DERIVATIVE INVESTMENT RECEIVABLE - continued

In addition, as described above, we are further entitled to an exit fee equal to the greater of 4% of our original investment or 1.5% of the fair market value of the portfolio assets of the joint venture at the two year preferred equity redemption date. At the date of execution of the agreement, we estimated that the fair market value of the underlying assets to be approximately $190.0 million at the redemption date. We then discounted the computed exit fee using a discount rate of 12%.

Accordingly, we recorded the exit fee as a derivative investment receivable in the accompanying condensed consolidated balance sheet as of March 31, 2013 in the amount of $2.25 million. The offsetting amount was treated as a discount on the investment which is being amortized as an adjustment to investment income over the term of the investment using the effective interest method.

A reconciliation of the preferred equity investment as of March 31, 2013 follows:

Preferred Equity Investment	$15,000
Less: exit fee discount	(2,250)
Accrued preferred return	205
Amortization of exit fee discount	96
Balance at March 31, 2013	$13,051

Derivative Investment Receivable

As described above, we recorded a derivative asset resulting from this transaction in the amount of $2.25 million which is reflected in Derivative Investment Receivable in the accompanying condensed consolidated balance sheet as of March 31, 2013, which approximates the estimated gross fair value as of the derivative investment. We did not record any gains or losses on this derivative investment during three months ended March 31, 2013. This is our only derivative investment and do not anticipate the volume of our derivative investments to be significant.

NOTE 6 – FAIR VALUE

Valuation Allowance and Fair Value Measurement of Loans and Real Estate Held for Sale

Our valuation analysis processes and procedures are disclosed in our previously filed Annual Report on Form 10-K for the fiscal year ended December 31, 2012.  We perform a valuation analysis of our loans, REO held for sale and derivative investments not less frequently than on a quarterly basis. We complete an analysis of our loans as a whole to assess our exposure for loans made in various reporting periods and in terms of geographic diversity. We consider all relevant circumstances to determine if, and the extent to which, a valuation allowance is required.

Impairment for our collateral dependent loans is measured at the balance sheet date based on the then fair value of the collateral in relation to contractual amounts due under the terms of the applicable loan if foreclosure is probable. Substantially all of our loans are deemed to be collateral dependent.

Similarly, REO assets that are classified as held for sale are measured at the lower of carrying amount or fair value, less cost to sell. REO assets that are classified as operating properties or as held for development are considered “held and used” and are evaluated for impairment when circumstances indicate that the carrying amount exceeds the sum of the undiscounted net cash flows expected to result from the operation or development and eventual disposition of the asset.  If an asset is considered impaired, an impairment loss is recognized for the difference between the asset’s carrying amount and its fair value. If we elect to change the disposition strategy for our real estate held for development, and such assets were deemed to be held for sale, we would likely record additional impairment charges, and the amounts could be significant. See our consolidated audited financial statements in our previously filed Annual Report on Form 10-K for the year ended December 31, 2012 for a detailed description of the summary of the procedures performed and assumptions utilized in connection with our impairment analysis of real estate owned assets as of and for the year ended December 31, 2012.

IMH FINANCIAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

NOTE 6 – FAIR VALUE – (continued)

We periodically engage independent third-party valuation firms and other consultants to assist with our analysis of fair value of the collateral supporting our loans and REO. In the absence of updated third party valuations, we review and update valuation assumptions and perform other in-house analysis using available market participant data to determine fair value at the reporting date.

During the period ended March 31, 2013, we performed both a macro analysis of market trends and economic estimates, as well as a detailed analysis on selected significant loan and REO assets. As described more fully below, market confidence appears to continue to improve in numerous markets in which our assets are located as evidenced by some improvement in sales activity and pricing. The updated information and our analysis indicate improving real estate market conditions, increased employment growth, increased consumer spending, increased demand for single and multi-family residential lot and home inventory, and improving real estate values, a positive but albeit moderate improvement from such indications provided as of December 31, 2012.

To support continued progress toward maximum employment and price stability, the Federal Reserve has indicated that it expects to continue its highly accommodative monetary policy stance for a considerable time after the economic recovery strengthens. As such, we expect housing demand and real estate in general to continue to improve slightly over the short-term, but do not expect that it will likely improve markedly until the general economy strengthens, the housing market shows a longer trend of ongoing recovery, and a clear fiscal policy is defined by the administration.

The following is a summary of the procedures performed in connection with our fair value analysis of loans and REO assets as of and for the three months ended March 31, 2013:

1.	We reviewed the status of each of our loans to ascertain the likelihood that we will collect all amounts due under the terms of the loans at maturity based on current real estate and credit market conditions.

2.	We reviewed the status and disposition strategy of each of our REO assets to determine whether such assets continue to be properly classified as held for sale or held for development or as operating properties as of the reporting date.

3.	We reviewed the underlying real estate and market participant data used in estimating the fair value of our derivative investment. Since the derivative investment is based on the underlying value of real estate assets of the joint venture comprised of multifamily residential housing as described in note 5, we considered the related current occupancy rates, lease up assumptions, income and expense assumptions and capitalization rate assumptions for such assets.

4.	For the period ended March 31, 2013, except as noted in step 5 below, given the lack of significant change in overall general market conditions since December 31, 2012, we performed an analysis to determine whether there were any indications of a material increase or decrease in the value of the underlying collateral of loans and REO assets since the completion of our detail analysis completed during the year ended December 31, 2012. This analysis included a review and update of current market participant activity, overall market conditions, our direct knowledge of local market activity affecting the project, as well as other market indicators obtained through our asset management group and various third parties. Our asset-specific analysis focused on the higher valued assets of our total loan collateral and REO portfolio. We considered the results of our analysis and the potential valuation implication to the balance of the portfolio based on similar asset types and geographic location.

IMH FINANCIAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

NOTE 6 – FAIR VALUE – (continued)

5.	In connection with the anticipated foreclosure of certain assets that settled subsequent to March 31, 2013 (as disclosed in note 11), we ordered updated valuation reports from independent third-party valuation firms for two of the three portions of significant collateral acquired in the foreclosure, specifically for the hotel operations acquired. This resulted in a reduction of the related reserves by $2.4 million. We have ordered a formal valuation update for the other significant real estate asset acquired consisting of a 28-lot residential subdivision, however, such results have not been delivered as of the date of this filing. As a result, pending the outcome of the updated appraisal, there may be additional adjustments to the valuation allowance pertaining to this portion of collateral in the second quarter of 2013.

6.	In addition, for projects for which we have received a bona fide written third-party offer to buy our loan or REO asset, or the borrower has received a bona fide written third-party offer to buy the related project, we generally utilized the offer amount in cases where we have had earnest negotiations to sell such assets at the price point utilized (whether or not the offer was above or below the low end of the valuation range provided). Such offers are only considered if we deem the offer to be valid, reasonable and negotiable, and we believe the offeror has the financial wherewithal to execute the transaction.

Based on our analysis, generally the valuation approach taken and assumptions utilized with respect to each asset at December 31, 2012 remained applicable at March 31, 2013, except for those assets subject to a recent bona fide written third-party offer to buy our loan or REO asset. See our previously filed Annual Report on Form 10-K for the fiscal year ended December 31, 2012 for a summary of the key assumptions and valuation methodologies utilized to derive fair value.

March 31, 2013 Selection of Single Best Estimate of Value

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

Valuation Conclusions

Based on the results of our evaluation and analysis, we recorded a recovery of credit losses on our loan portfolio in the amount of $2.4 million during the three months ended March 31, 2013, relating specifically to the improved value for the hotel operations acquired through foreclosure previously described. The improved value was reflective of improved operating results and improved market conditions for the hospitality sector as it pertains to the related assets. We recorded no provision for credit losses on our loan portfolio during the three months ended March 31, 2012 and no impairment charges in the value of REO during the three months ended March 31, 2013 and 2012. In addition, we recorded recoveries of credit losses of $0.2 million during the three months ended March 31, 2013, respectively, relating to cash collections from certain guarantors for which an allowance for credit loss had been previously recorded. Also, we recorded no gain or loss resulting from the fair value analysis of our derivative investment.

IMH FINANCIAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

NOTE 6 – FAIR VALUE – (continued)

As of March 31, 2013, the loan valuation allowance totaled $49.2 million, representing approximately 41.3% of the total outstanding loan principal and interest balances. As of December 31, 2012, the allowance for credit loss totaled $51.6 million, representing 41.3% of the total outstanding loan portfolio principal and interest balances. With the existing valuation allowance recorded as of March 31, 2013, we believe that, as of that date, the fair value of the underlying collateral of our loans is adequate in relation to the net carrying value of loan principal and accrued interest and that no additional valuation allowance is considered necessary.

While the above results reflect management’s assessment of the fair value of our real estate assets as of March 31, 2013 and December 31, 2012 based on currently available data, we will continue to evaluate our loans and real estate assets in the remaining quarter of 2013 and beyond to determine the adequacy and appropriateness of the valuation allowance. Depending on market conditions, such updates may yield materially different values and potentially increase or decrease the valuation allowance for loans or impairment charges for REO assets.

Valuation Categories

Generally, all of our mortgage loans, REO held for sale and derivative investment are valued using significant unobservable inputs (Level 3) obtained through third party appraisals, except for such assets for which third party offers were used, which are considered Level 2 inputs. Changes in the use of Level 3 valuations are based solely on whether we utilized third party offers for valuation purposes. Our mortgage loans, REO held for sale and derivative investment are measured at fair value on a nonrecurring basis based upon the lowest level of significant input to the valuation although no net losses were recorded during the three months ended March 31, 2013 or 2012. There were no other assets that were measured at fair value using Level 1 or Level 2 inputs for which any losses were recorded during the three months ended March 31, 2013 or 2012.

NOTE 7 – DEBT, NOTES PAYABLE AND SPECIAL ASSESSMENT OBLIGATIONS

A roll-forward of notes payable and related obligations from December 31, 2012 to March 31, 2013 is as follows, in thousands:

Balance at December 31, 2012	$72,510

Additions:
Notes additions	10,150
Deferred Interest on Convertible Notes Payable	718
Accretion of discount	495

Reductions:
Repayment - Bank Note	(850)

Balance at March 31, 2013	$83,023

Interest expense for the three months ended March 31, 2013 and 2012 was $4.0 million and $3.4 million, respectively.

Convertible Notes Payable/Exit Fee Payable

As more fully described in our Form 10-K for the year ended December 31, 2012, on June 7, 2011, we entered into and closed funding of a $50.0 million senior secured convertible loan with NW Capital. The loan matures on June 6, 2016 and bears contractual interest at a rate of 17% per year. The lender, at its sole option, may make an annual election to defer a portion of interest due representing 5% of the total accrued interest amount, with the balance (12%) payable in cash. The lender made such an election for the years ended December 31, 2012 and 2013. Deferred interest is capitalized and added to the outstanding loan balance on a quarterly basis.

IMH FINANCIAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

NOTE 7 – DEBT, NOTES PAYABLE AND SPECIAL ASSESSMENT OBLIGATIONS – continued

As of March 31, 2013, deferred interest added to the principal balance of the convertible note totaled $8.2 million, of which $0.7 million was added during the three months ended March 31, 2013. Interest is payable quarterly in arrears on the first of each January, April, July and October during the term of the loan.

In addition, we are required to pay an exit fee (“Exit Fee”) at maturity equal to 15% of the then outstanding principal, unpaid accrued and deferred interest and other amounts owed under the loan agreement. The Exit Fee is considered fully earned under the terms of the loan agreement and has been recorded as a liability with an offsetting amount reflected as a discount to the convertible note payable. The Exit Fee and corresponding discount of $10.4 million was estimated assuming the lender elects its annual interest deferral option over the term of the loan. This amount is being amortized to interest expense over the term of the loan using the effective interest method. As of March 31, 2013, the unamortized discount totaled approximately $7.0 and the amortized discount added to the principal balance of the convertible note totaled approximately $3.4 million of which $0.5 million was added during the three months ended March 31, 2013.

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

Conversion Feature

As more fully described in our annual report on Form 10-K for the year ended December 31, 2012, the NW Capital loan is convertible into IMH Financial Corporation Series A preferred stock at any time prior to maturity at an initial conversion rate of 104.3 shares of our Series A preferred stock per $1,000 principal amount of the loan, subject to adjustment. Similar to the convertible note, dividends on the Series A preferred stock will accrue from the issue date at the rate of 17% of the issue price per year, compounded quarterly in arrears, a portion of which may, at the election of NW Capital, be payable in additional shares of stock.

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

Other Notes Payable Activity

During the three months ended March 31, 2013, we secured financing of $10.0 million from Canpartners that is secured by certain REO assets with a carrying value of $24.2 million at March 31, 2013. The note payable bears annual interest of 12%, with required monthly payments of interest and the outstanding principal due at maturity. The note matures in February 2014 and may be extended for two additional six month terms. Under the terms of the loan, we are required to maintain a minimum $5.0 million balance of cash and cash equivalents. A portion of the proceeds was used to repay an existing note payable of $0.9 million. We obtained approval from NW Capital in connection with this financing.

IMH FINANCIAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

NOTE 7 – DEBT, NOTES PAYABLE AND SPECIAL ASSESSMENT OBLIGATIONS – continued

In connection with our proposed development to construct a multifamily housing development in Apple Valley, Minnesota, during the three months ended March 31, 2013, we entered into, among other agreements, a business subsidy agreement and related loan agreement dated March 29, 2013 with the Apple Valley Economic Development Authority (EDA). Under the terms of the business subsidy agreement, the EDA has agreed to advance to us up to $1.1 million in the form of a loan. The amount of the loan shall not exceed the amount received from Dakota County as and for the statutory penalty and interest on special assessment taxes, which were assessed in the tax years 2007 through 2011, for which we have recorded a liability. If we complete the development project as intended no later than December 31, 2015, and certain other conditions are satisfied, and no event of default occurs, the EDA shall forgive the loan in its entirety. The loan bears interest at the rate of 6.0% per annum and shall accrue until the loan is satisfied or paid in full. If we do not meet the specified goals, the loan and all accrued unpaid interest must be repaid on or before December 31, 2016. In addition, under the agreement, we are not allowed to sell, transfer or otherwise convey all or part of the property for a period of five years following completion without the prior written consent of EDA. As of March 31, 2013, the total amount advanced to us under the loan agreement was $0.2 million.

Under the terms of a previous settlement agreement, we executed two noninterest bearing promissory notes totaling $5.3 million secured by certain REO assets with a carrying value of $4.8 million at March 31, 2013. The notes matured on December 31, 2012. Due to the non-interest bearing nature of the loans, in accordance with applicable accounting guidance, we imputed interest on the notes at our incremental borrowing rate of 12% per annum and recorded the notes net of the discount. The discount was amortized to interest expense over the term of the notes. At March 31, 2013 and December 31, 2012, the net principal balance of the notes payable was $5.2 million. During the year ended December 31, 2012, we defaulted for strategic reasons on the terms of an agreement related to the loan, which resulted in an acceleration of the maturity date of such debt. The lender filed a notice of delinquency and a notice of trustee sale was scheduled for June 12, 2012. The subsidiary that owns these assets was placed into bankruptcy which stayed the trustee sale. Management is currently working with the bankruptcy court and related creditors to evaluate available options. In addition, since this strategic default and bankruptcy constituted an event of default under the NW Capital loan, management obtained a waiver from NW Capital regarding this action.

During the year ended December 31, 2012, we entered into a note payable with a bank in the amount of $0.85 million in connection with the acquisition of certain land situated adjacent to another property owned by us. The note payable is secured by the land purchased, bears interest at the annual rate of 4% and was to mature in September 2015. We obtained approval from NW Capital for this new indebtedness. The note required interest only payments through September 2013, with principal and interest payments commencing in October 2013 through maturity. The note payable was repaid during the three months ended March 31, 2013 using proceeds from the $10.0 million financing secured during the quarter.

CFD and Special Assessment Obligations

We have recorded certain obligations assumed for the allocated share of CFD special revenue bonds and special assessments totaling approximately $6.0 million secured by certain real estate acquired through foreclosure in prior years. These obligations are described below.

One of the CFD obligations had an outstanding balance of approximately $3.7 million as of March 31, 2013 and December 31, 2012 and has an amortization period that extends through April 30, 2030, with an annual interest rate ranging from 5% to 6%. The CFD obligation is secured by certain real estate held for sale consisting of 171 acres of unentitled land located in Buckeye, Arizona which has a carrying value of approximately $4.9 million at March 31, 2013. As disclosed in our report on Form 10-K for the year ended December 31, 2012, we have defaulted for strategic reasons on the obligation payment due and the taxing authority has since filed a notice of potential sale of the related real estate. Such real estate assets are owned by a wholly owned subsidiary of the Company. Management has engaged the appropriate advisors and is currently working towards a resolution of this issue. In addition, since this strategic default and bankruptcy constituted an event of default under the NW Capital loan, management obtained a waiver from NW Capital regarding this action.

IMH FINANCIAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

NOTE 7 – DEBT, NOTES PAYABLE AND SPECIAL ASSESSMENT OBLIGATIONS – continued

The other obligations are comprised of a series of special assessments that collectively had an outstanding balance of approximately $2.3 million as of March 31, 2013 and December 31, 2012. The CFD obligations have amortization periods that extend through 2022, with annual interest rates ranging from 6% to 7.5%. The CFD obligations are secured by certain real estate held for development consisting of 15 acres of unentitled land located in Dakota County, Minnesota which has a carrying value of approximately $5.8 million at March 31, 2013. Such real estate assets are owned by a wholly-owned subsidiary of the Company.

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

Our debt, notes payable, CFD and special assessment obligations have the following scheduled maturities (in thousands):

Year	Amount
Past due and in default	$8,919
2013	249
2014	10,264
2015	278
2016	62,068
2017	303
Thereafter	942
Total	$83,023

NOTE 8 — SHARES, SHARE-BASED COMPENSATION AND EARNINGS PER SHARE

Shares of Common Stock, Class B Common Stock, Class C Common Stock and Class D Common Stock share proportionately in our earnings and losses. There are no shares of the Class D common stock outstanding as of March 31, 2013. There were no changes in the classes of stock or in the number of shares of authorized or outstanding shares during the period ended March 31, 2013.

Share-Based Compensation

As of March 31, 2013, approximately 768,000 stock options were outstanding and there were 432,000 shares available for future grants under our 2010 Stock Option Plan. Approximately 32,000 options vested and none were exercised during the three months ended March 31, 2013. In addition, approximately 13,000 options were forfeited during the three months ended March 31, 2013. Net stock-based compensation expense relating to these options was $0.1 million for the three months ended March 31, 2013 and 2012, respectively. We did not receive any cash from option exercises during the three months ended March 31, 2013 or 2012. As of March 31, 2013, there was approximately $0.9 million of unrecognized compensation cost related to non-vested stock option compensation arrangements granted under the 2010 Stock Option Plan that is expected to be recognized as a charge to earnings over a weighted-average period of 2.0 years.

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

IMH FINANCIAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

NOTE 8 — SHARES, SHARE-BASED COMPENSATION AND EARNINGS PER SHARE - continued

Due to the losses for the three months ended March 31, 2013 and 2012, basic and diluted loss per common share were the same, as the effect of potentially dilutive securities would have been anti-dilutive. At March 31, 2013, the only potentially dilutive securities, not included in the diluted loss per share calculation, consist of vested stock options and the NW Capital convertible note payable which is convertible into approximately 6,070,000 shares of Series A Preferred Stock (subject to increase upon NW Capital’s deferral of accrued interest), which are ultimately convertible into the same number of shares of our common stock.  There were no other potentially dilutive securities at March 31, 2013.

NOTE 9 – SEGMENT INFORMATION

Operating segments are defined as components of an enterprise that engage in business activity from which revenues are earned and expenses incurred for which discrete financial information is available that is evaluated regularly by our chief operating decision makers in deciding how to allocate resources and in assessing performance.

Our reportable segments are based on the products and services offered and management’s intent for such assets and include the following:

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

Unaudited condensed consolidated financial information for our reportable operating segments is summarized as follows (in thousands):

IMH FINANCIAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

NOTE 9 – SEGMENT INFORMATION – continued

	Three Months Ended March 31,
	2013	2012
	(unaudited)
Income Statement Items
Total Revenue
Mortgage and REO - Legacy Portfolio and Other Operations	$488	$285
Commercial Real Estate Leasing Operations	417	429
Hospitality and Entertainment Operations	945	402
Corporate and Other	7	150
Consolidated	$1,857	$1,266

Expenses
Mortgage and REO - Legacy Portfolio and Other Operations	$(35)	$3,004
Commercial Real Estate Leasing Operations	577	572
Hospitality and Entertainment Operations	845	265
Corporate and Other	5,411	5,317
Consolidated	$6,798	$9,158

Net Loss
Mortgage and REO - Legacy Portfolio and Other Operations	$523	$(2,719)
Commercial Real Estate Leasing Operations	(160)	(143)
Hospitality and Entertainment Operations	100	137
Corporate and Other	(5,404)	(5,167)
Consolidated	$(4,941)	$(7,892)

	March 31,	December 31,
	2013	2012
	(Unaudited)
Balance Sheet Items
Total Assets
Mortgage and REO - Legacy Portfolio and Other Operations	$183,784	$172,046
Commercial Real Estate Leasing Operations	19,290	19,613
Hospitality and Entertainment Operations	2,801	2,672
Corporate and Other	21,917	26,683
Consolidated	$227,792	$221,014

Notes Payable and Special Assessment Obligations
Mortgage and REO - Legacy Portfolio and Other Operations	$21,401	$11,251
Commercial Real Estate Leasing Operations	-	850
Hospitality and Entertainment Operations	-	-
Corporate and Other	61,622	60,409
Consolidated	$83,023	$72,510

Operating Liabilities
Mortgage and REO - Legacy Portfolio and Other Operations	$4,995	$5,405
Commercial Real Estate Leasing Operations	81	323
Hospitality and Entertainment Operations	2,159	2,171
Corporate and Other	10,669	8,530
Consolidated	$17,904	$16,429

IMH FINANCIAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Contractual Agreements

New World Realty Advisors, LLC

As more fully discussed in note 15 of our previously filed Form 10-K, we have engaged New World Realty Advisors, LLC (“NWRA”) to provide certain consulting and advisory services in connection with the development and implementation of an interim recovery and workout plan and long-term strategic growth plan for us.

NWRA is entitled to various fees under this agreement include, among others, a non-contingent monthly fee of $125,000, plus out-of-pocket expenses, as well as a 10% legacy asset performance fee based on the gross sales proceeds from the sales of legacy assets over their related December 31, 2010 carrying value. During the three months ended March 31, 2013 and 2012, NWRA earned base management fees of approximately $0.4 million for each respective period, which is included in professional fees in the accompanying condensed consolidated statement of operations, and $16,000 and $0.2 million, respectively, in legacy asset performance fees which is included as a component of gain or loss on disposal of assets in the accompanying condensed consolidated statement of operations.

ITH Partners, LLC

As more fully discussed in note 15 of our previously filed Form 10-K, we have engaged ITH Partners, LLC (“ITH Partners”) to provide various consulting services, including assistance in strategic and business development matters; performing diligence and analytical work with respect to our asset portfolio; assisting in prospective asset purchases and sales, and other services. The total annual base consulting fee equals $0.8 million plus various other fees based on certain milestones achieved or other occurrences. During the three months ended March 31, 2013 and 2012, we incurred base consulting fees of $0.2 million for each respective period, which is included in professional fees in the accompanying statement of operations.

ITH Partners is entitled to a legacy asset performance fee equal to 3% of the positive difference derived by subtracting (i) 110% of our December 31, 2010 valuation mark (the “Base Mark”) of any asset then owned by us from the (ii) the gross sales proceeds, if any, from sales of any legacy asset (on a legacy asset by asset basis without any offset for losses realized on any individual asset sales). During the three months ended March 31, 2013 and 2012, ITH earned legacy asset fees totaling and $0.2 million and $0.1 million, respectively, a portion of which is included as a component of gain or loss on disposal of assets and a portion which is included as an offset in recovery of credit losses in the accompanying consolidated statement of operations and $5,000 and $50,000, respectively, in legacy asset performance fees which is included as a component of gain or loss on disposal of assets in the accompanying condensed consolidated statement of operations.

Development Agreements

As more fully discussed in note 15 of our previously filed Form 10-K, during the year ended December 31, 2012, we entered into two development services agreements with a third party developer to manage the development of certain existing real estate. When completed, the projects will consist of a 332-unit multi-family residential housing complex located in Apple Valley, Minnesota and a 600-bed student housing complex in Tempe, Arizona. The terms of each of the development services agreements are very similar in nature. Under each of the agreements, the developer is entitled a predevelopment services fee not to exceed $150,000, a development services fee equal to 3.0% of the total project cost less an agreed-upon land basis, as well a post-development services fee. The post development services fee will consist of a profit participation upon sale of the projects ranging from 7% to 10% of the profit, depending the amount and timing of projects’ completion and sale. During the three months ended March 31, 2013, we paid the third party developer $0.1 million of the predevelopment fees due under these arrangements.

IMH FINANCIAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

NOTE 10 – COMMITMENTS AND CONTINGENCIES - continued

In connection with the development of the residential housing complex located in Apple Valley, Minnesota, during the three months ended March 31, 2013, we entered into a development agreement, development assistance agreement, a business subsidy agreement and other related agreements with the City of Apple Valley and related entities. Under these agreements, subject to completion of the projects by December 2015 and other requirements, we expect to receive up to $6.5 million in tax increment financing over an extended period as well as a business subsidy totaling $1.1 million, of which we have received $0.2 million as of March 31, 2013 (as described in note 7). Also in connection with the overall development, we were required to and completed a sale of certain parcels to the City of Apple Valley for $0.8 million for its development of a common area park adjacent to our planned development.

In addition, during the year ended December 31, 2012, we entered into an agreement with a large Arizona homebuilder to purchase from us and develop certain residential lots in a lot take-down program over a period of five years beginning in 2013. No lots sales under this agreement occurred as of March 31, 2013 or 2012 and there are no penalties for non-performance on the scheduled take downs other than the termination of the agreement. Subsequent to March 31, 2013, the builder purchased four lots from us in accordance with the agreement for a combined purchase price of $0.2 million, which exceeded the allocated carrying value of such assets.

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

As part of this process and with the intention of protecting or enhancing our interest in our commercial loan and REO assets, we may for strategic reasons take actions, or fail to take actions, that result in a default of obligations relating to the property, some of which obligations may have a security or collateral interest in the subject real estate property.  In some cases, we may be directly liable for certain of these obligations. These actions (or inactions) are intended to protect or enhance our interest in the property and in many cases relate to obligations that were incurred prior to our acquisition of the property and often relate to disputes among the various stakeholders, including the Company, about the amount, timing or priority of the obligations and the appropriate resolution of the various the stakeholders’ claims, which in many cases will result in less than a full recovery for some or all stakeholders given the distressed state of many of our REO properties.  In conjunction with this strategy, as discussed in note 7, we have placed two of our single asset subsidiaries into bankruptcy to address debt related matters associated with the subsidiaries’ assets which have carrying values totaling $9.8 million as of March 31, 2013. As discussed in note 7, the related debt obligations totaled approximately $8.9 million as of March 31, 2013. In addition, since these actions (or inactions) may constitute events of default under the NW Capital loan, we have obtained and will seek to obtain a waiver in the future from NW Capital, if necessary. The Company believes that it could, if it elected to do so, settle or cure these defaults and we do not believe the losses or costs relating to any such actions pending at March 31, 2013 will result in a material adverse effect on our financial position or results of operations.

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

IMH FINANCIAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

NOTE 10 – COMMITMENTS AND CONTINGENCIES - continued

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

On January 31, 2012, we reached a tentative settlement in principle to resolve all claims asserted by the plaintiffs in the Litigation, other than the claims of one plaintiff. The tentative settlement in principle, memorialized in a Memorandum of Understanding (“MOU”) previously filed with our 8-K dated February 6, 2012, was subject to certain class certification conditions, confirmatory discovery and final court approval (including a fairness hearing). The MOU contemplates a full release and settlement of all claims against us and the other defendants in connection with the claims made in the Litigation.

Following the entry of the MOU, the parties completed the confirmatory discovery and on March 19, 2013, filed a Stipulation and Agreement of Compromise, Settlement and Release (“Stipulation”), along with all of the related agreements, with the Court. The following are some of the key elements of the proposed settlement:

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

IMH FINANCIAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

NOTE 10 – COMMITMENTS AND CONTINGENCIES - continued

The Court has scheduled a hearing for June 20, 2013 during which it will hear, among other things, argument as to the fairness of the settlement. We have vigorously denied, and continue to vigorously deny, that we have committed any violation of law or engaged in any of the wrongful acts that were alleged in the Litigation, but we believe it is in our best interests and the interests of our stockholders to eliminate the burden and expense of further litigation and to put the claims that were or could have been asserted to rest.  As of December 31, 2012 and 2011, we have accrued the payment required of $1.57 million, as well as the offsetting related anticipated insurance proceeds, which have been deposited into settlement escrow accounts. In addition, due to the significance of the anticipated settlement and related costs, we have separately identified such costs in the accompanying consolidated statement of operations. Such amounts consist primarily of legal, accounting and other professional fees incurred in connection with the settlement proposal, including costs surrounding the proposed Rights Offering and Exchange Offering. During the three months ended March 31, 2013 and 2012, we recorded settlement related costs of $0.3 million and $0.3 million, respectively. However, we have not included any other adjustments relating to the potential repurchase of stock in exchange for the issuance of convertible notes because the consummation of these repurchases and offerings are subject to a number of conditions, including the receipt of certain “no-action” relief from the SEC and approval of the court, and because of the uncertainty of timing and of the GAAP based “fair value” determination of such securities as of the date of settlement. At the time that these amounts are reasonably estimable, we will record the appropriate amounts resulting from the resolution of this matter.

While we are working expeditiously to resolve the Litigation, there can be no assurance that the court will approve the proposed settlement in principle. Further, the judicial process to ultimately approve the proposed settlement, including appeal time, may take up to another twelve months. If not approved, the proposed settlement as outlined in the Stipulation may be terminated and we will continue to vigorously defend this action.

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

In addition, the Kurtz Plaintiffs alleged that the Fund wrongfully rejected the defendants’ books and records requests, defamed David Kurtz, and wrongfully brought a civil action related to the Conversion Transactions. The Kurtz Plaintiffs seek the return of their original investments in the Fund, damages for defamation and invasion of privacy, punitive damages, and their attorneys’ fees and costs.  Defendants filed a motion to stay this lawsuit in favor of the consolidated action pending in Delaware.  As previously reported, the Kurtz case was stayed by the Court, at Defendants’ request, pending the outcome of the Delaware Litigation.  However, because of delays in concluding the Delaware Litigation, the Court in the Kurtz case lifted the stay of that case effective as of February 28, 2013.  At the present time, discovery is underway in the Kurtz case, and the court has set a status conference for early August at which time a schedule for the balance of the case will likely be set by the court.

We dispute the Kurtz Plaintiffs’ allegations and we intend to defend ourselves vigorously against these claims. The pending settlement in the Litigation described above should dispose of some of the Kurtz claims, but various other claims will remain.  The dismissed claims will streamline the litigation but will not necessarily reduce the amount of damages being claimed by the Kurtz Plaintiffs.

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

IMH FINANCIAL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

NOTE 10 – COMMITMENTS AND CONTINGENCIES - continued

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

NOTE 11 — SUBSEQUENT EVENTS

Acquisition of Assets

As reported on Form 8-K, on May 14, 2013, the Company, through various subsidiaries, completed the acquisition of certain assets and assumption of certain related liabilities (the “Sedona Assets”), pursuant to an agreement dated March 28, 2013, as amended and restated (the “Sedona Agreement”), with one of the Company’s borrowers and certain subsidiaries and affiliates (collectively, the “Borrowers”) in full satisfaction of certain mortgage loans held by the Company with a gross outstanding balance of $116.2 million (including principal and capitalized interest of $109.1 million and non-accrual default interest and penalties of $7.1 million) as of December 31, 2012 and $119.2 million (including principal and capitalized interest of $102.5 million and non-accrual default interest and penalties of $16.7 million) as of March 31, 2013, and a net carrying value of approximately $60.2 million as of December 31, 2012 and $55.9 million as of March 31, 2013, and for the purpose of releasing the Borrowers from further liability under the loans and guarantees, subject to certain post-closing conditions and limitations. The primary Sedona Assets include the following:

•	certain real property, including all improvements thereon, including two operating hotels located in Sedona, Arizona, subject to a pre-existing primary first mortgage lien of approximately $17.7 million and $ 24.7 million as of December 31, 2012 and March 31, 2013, respectively;

•	a 28-lot residential subdivision located in Sedona, Arizona; and

•	various leasehold and other interests in multiple leases relating primarily to the operations of the hotels.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our Management’s Discussion and Analysis of Financial Condition and Results of Operations and the audited financial statements and accompanying notes as of and for the year ended December 31, 2012 included in our previously filed Annual Report on Form 10-K (“Form 10-K”), and with the unaudited condensed consolidated financial statements and accompanying notes included in this Quarterly Report on Form 10-Q (“Form 10-Q”). Undue reliance should not be placed upon historical financial statements since they are not indicative of expected results of operations or financial condition for any future periods.

Forward-Looking Statements

This Form 10-Q contains forward-looking statements which relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. In some cases, you can identify forward looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “likely,” “may,” “will,” “plan,” “potential,” “should” and “would” or the negative of these terms or other comparable terminology. Forward-looking statements in this quarterly report on Form 10-Q include: our business strategy and liquidity plan, including our intention to dispose of a significant portion of our mortgage loans and other real estate assets in the next six to nine months, that future foreclosures may result in our ownership and development or operation of commercial, lodging and related food, beverage and amenity operations, and our goals and plans to invest in different real estate platforms, including consideration of opportunities to act as a sponsor and co-investor in real estate mortgages and other real estate-based vehicles, diversify our investments geographically and expand our investment capital base and pursue development activities with certain REO properties; the outcome of actions we may take, or fail to take, that result in defaults of obligations that have liens or collateral interest in our commercial mortgage loan and REO properties, including our ability to cure such defaults; our plans and the anticipated timing and results relating to our actions to foreclose on defaulted mortgage loans; trends and expectations relating to the real estate and lending markets we operate in; expected amortization period of unrecognized compensation costs; that future mortgage income will remain at minimal levels; that property taxes, costs and expenses relating to REO and other operating expenses will increase; that we may modify existing loans and/or subordinate our first lien position on our mortgage loans to protect our collateral and maximize our opportunity for recovery; that the concentration of our current loan portfolio will not materially change until we begin making new loans; our sources and the sufficiency of liquidity in the next twelve months; that our financial assets do not give rise to significant interest rate risk; that we may sell whole loans or participations in loans to increase our liquidity; the impact of new accounting standards; that we expect to complete the foreclosure process on our defaulted real estate mortgage loans in the next six to nine months; expectations about future derivative investments; recent trends and expectations relating to rental and hospitality and entertainment activities; that changes in our disposition strategy and related changes in classifications of such assets under GAAP could result in material impairment charges; our future liability relating to CFD and special assessment obligations; that the fair value of the collateral underlying our mortgage loans is sufficient in relation to the current carrying value of the related loans; that we may increase our leverage; trends in costs relating to the Fund Litigation; and the outcome of pending litigation against us.

The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance. These beliefs, assumptions and expectations can change, and actual results and events may differ materially, as a result of many possible events or factors, not all of which are known to us or are within our control. These risk factors and uncertainties should be carefully considered by current and potential investors. Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements, and that could negatively affect our business include:

•	that we may continue to record losses;

•	increased operating expenses;

•	that a significant portion of our loan portfolio is comprised of non-performing and distressed assets;

•	that we will continue to foreclose on our remaining mortgage loan portfolio;

•	concentration of credit risk to a particular borrower or borrower group;

•	difficulties in analyzing potential investment opportunities as a result of the dislocations in the real estate market;

•	our inexperience in managing and developing real estate acquired through foreclosure;

•	our inability to sell our current mortgage loan and REO assets and execute our business and liquidity strategy;

•	our inability to resume our mortgage loan lending activities and grow our business;

•	risks of owning real property obtained through foreclosure;

•	supply of commercial mortgage loans and the resulting impact on our strategy;

•	litigation;

•	the availability of consultants and employees;

•	the lack of secondary market for our loans that impairs our ability to diversify our portfolio;

•	lack of access to public and capital markets;

•	ability to control the administration of mortgage loans where we hold only a participation interest;

•	the short-term nature of the loans we originate;

•	risks of holding subordinated loans;

•	lender due diligence risks;

•	recent legislative initiatives;

•	government regulation;

•	failure to maintain our exemption from registration under the Investment Company Act;

•	potential dilution resulting from the NW Capital loan and NW Capital’s approval rights over substantial portions of our operations;

•	NW Capital loan covenants that restrict our operations and our ability to take certain actions;

•	risks related to additional borrowings;

•	that our liquidity is subject to a cash management agreement;

•	risks relating to bank repurchase agreements;

•	restrictive covenants that could be contained in future debt agreements;

•	that defaults and foreclosures will continue relating to our assets due to the economic and real estate market declines;

•	the risks our borrowers are exposed to that could impair their ability to repay our loans;

•	inability of our commercial borrowers to generate sufficient income from their operating properties to repay our loans;

•	declines in value of our real estate collateral relating to inaccurate estimates of value due to appraisal errors or subsequent events;

•	failure of our underwriting standards;

•	that the guarantors of our mortgage loans will have insufficient assets or resources to support their guarantees;

•	a decline in the fair value of our assets;

•	uncertainty relating to assets valued at fair value;

•	reductions in income resulting from refinancing loans at lower rates;

•	the adverse effects on our business of increasing interest rates;

•	competition;

•	the inability of our borrowers to complete construction or development of the projects securing our loans;

•	cost-overruns and non-completion of renovation of properties underlying rehabilitation loans we make;

•	risks relating to non-Agency residential mortgage-backed securities, or subprime and Alt-A loans that we may acquire;

•	our inability to manage through the recent recession in the real estate industry;

•	geographic concentration in our loan portfolio;

•	protection of our rights as a secured lender;

•	exposure to liability under lender liability laws;

•	inadequate insurance coverage on the REO properties we acquire;

•	hazardous substances on the REO properties we acquire;

•	our inability to utilize our built-in net operating losses;

•	continued decline in economic conditions;

•	reliance on key personnel;

•	conflicts of interest relating to existing contractual agreements;

•	additional expense for compensation of broker-dealers to eliminate contingent claims;

•	complex accounting rules;

•	our failure to maintain adequate internal controls;

•	our ability to change our business, leverage and financing strategies without stockholder consent;

•	our inability to pay dividends;

•	dilution resulting from future issuances of debt and equity securities;

•	provisions in our certificate of incorporation, bylaws and Delaware law that could impede or delay an acquisition of the Company; and

•	other factors listed in Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Through our traditional credit analysis coupled with real estate valuation techniques used by developers, we have invested in real estate assets with an original investment basis of approximately $549 million. As a result of valuation allowance and impairment charges, these assets have a current carrying value of $202.3 million as of March 31, 2013, comprised of commercial real estate mortgage loans with a carrying value of $69.9 million, owned property with a carrying value of $117.1 million, and a preferred equity investment with a carrying value of $15.3 million. The decline in the carrying value of our real estate assets is reflective of the deterioration of the commercial real estate lending market and the sustained decline in pricing of residential and commercial real estate together with the severe downturn in the general economy and specifically the real estate markets that occurred in recent years.

Given the scale and composition of the remaining legacy portfolio, management has begun has begun to streamline and re-purpose the organization with a clear direction. The continued resolution and monetization of the legacy asset portfolio continues to be essential to the Company’s future success, as the value and liquidity created will be the building blocks for implementing the new strategy. Management continues to undertake significant efforts in this regard, including continued foreclosures, restructurings, development and stabilization activities, and asset dispositions. We are continuing a number of key tactical initiatives with the near-term goal of further reducing expenses and enhancing systems, while seeking to mitigate legacy problems and maximize the value of legacy assets.

We are continuing enforcement action on remaining legacy loans and pursuing liquidation of the underlying collateral or REO or developing such assets. We are also implementing key tactical initiatives with the near-term goal of further reducing expenses and enhancing operational and reporting systems. In addition, we continue to explore the possibility of sponsoring investment vehicles or other ventures with institutional investors in vertical market segments in which there is strong investor interest. The Company may pursue opportunities to develop properties within its legacy portfolio through partnerships, joint ventures or other appropriate structures. There is no assurance, however, that management will be successful in its pursuit of such sponsored vehicles or development partners in the near term or at all.

As previously described in our Form 10-K, during the quarter ended March 31, 2013, we entered into a limited liability agreement to form a joint venture with unrelated parties for the purpose of acquiring a multi-family portfolio comprised of 14 apartment communities across six states, which is being managed by a third party, national firm, specializing in multi-family assets. Under the terms of the joint venture agreement, we contributed $15 million through one of our wholly-owned subsidiaries that holds the status of a preferred member. Under the terms of the joint venture agreement, the joint venture is required to redeem our preferred membership interest for the redemption price (as defined in the joint venture agreement) on or before the second anniversary of the closing date, or the redemption date may be extended at the joint venture’s option for one additional year for a fee to the Company of $0.3 million. We are also entitled to a 15% annualized return on our $15 million preferred equity investment, and we are further entitled to an exit fee equal to the greater of 4% of our original investment or 1.5% of the fair market value of the portfolio assets of the joint venture at the two year preferred equity redemption date. Additionally, we will retain a 15% carried interest in the profits of the entire investment portfolio, after payment of the preferred returns to us and similar preferred returns of non-IMHFC members. In addition, we are entitled to effectively receive all available cash flow of the joint venture until we receive the entirety of our preferred equity investment and any accrued and unpaid preferred return amounts. The non-IMHFC members are obligated to fund any shortfalls in our preferred return.

We also expect to acquire or invest in other operating assets in 2013 that will increase our asset base and supplement top line earnings. As previously described in our Form 10-K, during the quarter ended March 31, 2013, we entered into an agreement with an existing borrower group in our loan portfolio to, at our option, transfer to us ownership of certain assets in satisfaction of the related loans with a net carrying value of approximately $55.9 million at March 31, 2013. Subsequent to March 31, 2013, the Company completed its acquisition of these assets, which include two operating hotels located in Arizona and a 28-lot residential subdivision located in Arizona, among other assets. With the acquisition of such assets, there comes the challenge and cost of day-to-day operations but also the opportunity to revitalize assets and operations that have generally suffered in recent periods. With our combination of internal and external professionals, we expect to re-position these operating assets to produce a market-rate return as portfolio holdings or to dispose of these assets at favorable prices. We have also continued to pursue development activities with respect with certain other REO assets.

While focused on the foregoing objectives and activities, the Company remains nimble in its objectives and is poised to re-direct its efforts as economic circumstances unfold. We stand ready to adjust the relative scaling of our business activities and objectives as circumstances dictate.

Operational Highlights

•	Total assets were $227.8 million as of March 31, 2013 compared to $221.0 million as of December 31, 2012.
•	Top line revenue, the sum of mortgage, rental and investment and other income, increased approximately $0.6million to $1.8 million for the three months ended March 31, 2013 from $1.3 million for the three months ended March 30, 2012.
•	We recorded recoveries of credit losses of $2.6 million during the three months ended March 31, 2013 compared to none for the three months ended March 30, 2012.
•	Net loss for the three months ended March 31, 2013 was $4.9 million compared to net loss of $7.9 million for the three months ended March 30, 2012.
•	Basic and diluted loss per common share for the three months ended March 31, 2013 was $0.29 compared to $0.47 for the three months ended March 30, 2012.

Selected Financial Data

The following table presents select financial and operating data for the periods indicated. The summary financial data was derived from our audited and unaudited financial statements and other financial records for the periods indicated. All dollar amounts are expressed in thousands, except share and per unit data.

	(Unaudited)		As of and for
	As of and for the Three		the Year Ended
	Months Ended March 31,		December 31,
	2013	2012	2012
Summary balance sheet items
Cash and cash equivalents	$2,090	$5,389	$3,084
Restricted Cash	10,615	14,916	14,914
Mortgage loan principal and accrued interest outstanding	119,109	215,700	122,497
Valuation allowance	(49,200)	(111,781)	(49,200)
Mortgage loans held for sale, net	69,909	103,919	73,297
Real estate held for development, net	42,888	51,896	43,006
Real estate held for sale, net	52,646	31,715	54,050
Operating Properties Acquired through Foreclosure, net	21,520	21,703	21,915
Total assets	227,792	242,122	221,014
Debt, notes payable and special assessment obligations	83,023	67,649	72,510
Total liabilities	100,927	85,018	88,939
Total stockholders' equity	126,865	157,104	132,075

Summary income statement
Mortgage loan income	$187	$285	$1,084
Total revenue	1,857	1,266	4,739
Operating expenses (excluding interest expense)	5,395	5,907	23,836
Provision for (recovery of) credit losses	(2,606)	-	(2,121)
Impairment of real estate owned	-	-	-
Total costs and expenses	6,798	9,158	36,931
Net loss	(4,941)	(7,892)	(32,192)

Earnings/Distributions per share data
Basic and diluted loss per share	$(0.29)	$0.47	$(1.91)
Dividends declared per common share	0.02	0.02	0.09

Loan related items
Note balances originated	$1,085	$3,500	$5,500
Number of notes originated	1	1	2
Average note balance originated	$1,085	$3,500	$2,750
Number of loans outstanding	9	16	9
Average loan carrying value	$7,768	$6,495	$8,144
% of portfolio principal – fixed interest rate	85.2%	55.6%	85.5%
% of portfolio principal – variable interest rate	14.8%	44.4%	14.5%
Weighted average interest rate – all loans	9.0%	10.9%	8.96%
Principal balance % by state:
Arizona	80.0%	75.7%	82.2%
California	9.8%	12.6%	8.1%
Texas	0.0%	0.0%	0.0%
Idaho	0.0%	0.0%	0.0%
Other	10.2%	11.7%	9.7%
Total	100.0%	100.0%	100.0%

Credit Quality
Extension fees included in mortgage loan principal	$-	$6,612	$4,668
Interest payments over 30 days delinquent	800	3,467	636
Principal balance of loans past scheduled maturity, gross	112,906	108,701	119,416
Principal balance of loans past scheduled maturity, net	63,706	30,310	67,815
Carrying Value of loans in non accrual status	63,706	90,501	67,815
Valuation allowance	(49,200)	(111,781)	(49,200)
Valuation allowance as % of outstanding loan principal and interest	41.3%	51.8%	40.2%
Net Charge-offs	$-	$29,906	$89,812

	March 31,	December 31,
	2013	2012	2011
Average Balance Sheets*
Cash and cash equivalents, including restricted	$15,352	$19,453	$16,637
Mortgage loans, net	71,602	89,407	119,965
Real estate owned, net	118,013	112,673	99,568
Equity investment and recievable, net	7,651
Other assets	11,785	12,830	12,569
Total assets	$224,403	$234,363	$248,739

Total liabilities	94,933	$84,873	$63,365
Total stockholders' equity	129,470	149,490	185,374
Total liabilities and owners' equity	$224,403	$234,363	$248,739

* The average balance sheets were computed using the quarterly average balances during each period presented.

		Years Ended
	March 31,	December 31,
	2013	2012	2011
Analysis of Mortgage Loan Income by Loan Classification
Pre-entitled Land:
Processing Entitlements	158	620	421
Entitled Land:
Held for Investment	23	-	98
Infrastructure under Construction	-	-	46
Construction and Existing Structures:
New Structure - Construction in process	6	95	178
Existing Structure Held for Investment	-	369	423
Existing Structure- Improvements	-	-	161
Total Mortgage Loan Income	$187	$1,084	$1,327

	March 31,	December 31,
	2013	2012	2011
Mortgage Loan Principal Balances by Loan Classification
Pre-entitled Land:
Held for Investment	$4,930	$4,930	$6,484
Processing Entitlements	4,500	4,500	75,248
Entitled Land:
Held for Investment	13,397	12,312	15,735
Infrastructure under Construction	7,096	7,116	39,397
Improved and Held for Vertical Construction	-	-	5,870
Construction and Existing Structures:
New Structure - Construction in process	42,769	43,302	45,372
Existing Structure Held for Investment	-	-	2,000
Existing Structure- Improvements	45,398	51,888	55,084
Total Mortgage Loan Balances	118,090	124,048	245,190
Add: Accrued Interest Receivable	1,019	849	4,683
Less: Valuation Allowance	(49,200)	(51,600)	(141,687)
Mortgage Loans Held for Sale, Net	$69,909	$73,297	$108,186

	March 31,	December 31,
	2013	2012	2011
Average Mortgage Loan Principal Balances by Loan Classification**
Pre-entitled Land:
Held for Investment	$4,930	$5,877	$6,177
Processing Entitlements	4,500	32,800	102,900
Entitled Land:
Held for Investment	12,855	13,312	35,784
Infrastructure under Construction	7,106	13,595	52,605
Improved and Held for Vertical Construction	-	2,348	22,073
Construction and Existing Structures:
New Structure - Construction in process	43,036	43,879	45,780
Existing Structure Held for Investment	-	2,600	6,681
Existing Structure- Improvements	48,632	54,506	55,452
Total Average Mortgage Loan Balances	121,069	168,917	327,452
Add: Average Accrued Interest Receivables	934	2,681	6,826
Less: Average Valuation Allowance	(50,401)	(82,191)	(214,313)
Average Mortgage Loans Held for Sale, Net	$71,602	$89,407	$119,965

** Amounts were computed using the quarterly average balances for each of the periods presented

	March 31,	December 31,
	2013	2012	2011
Average Interest Rate by Loan Classification***
Pre-entitled Land:
Held for Investment	12.0%	8.5%	7.5%
Processing Entitlements	12.5%	10.5%	10.1%
Entitled Land:
Held for Investment	12.0%	11.6%	11.9%
Infrastructure under Construction	12.0%	11.3%	10.8%
Improved and Held for Vertical Construction	0.0%	12.3%	12.4%
Construction and Existing Structures:
New Structure - Construction in process	10.5%	10.7%	10.0%
Existing Structure Held for Investment	0.0%	12.5%	12.1%
Existing Structure- Improvements	8.3%	10.9%	13.0%
Total Overall Average Interest Rate	8.4%	11.0%	11.0%

***Average Interest Rate by Loan Classification were computed by taking an average balance over the trailing 5 quarters

	2013	2012	2011
Average Yield****
Pre-entitled Land:
Held for Investment	0.0%	0.0%	0.0%
Processing Entitlements	3.5%	1.9%	0.4%
Entitled Land:
Held for Investment	0.2%	0.0%	0.3%
Infrastructure under Construction	0.0%	0.0%	0.1%
Improved and Held for Vertical Construction	0.0%	0.0%	0.0%
Construction and Existing Structures:
New Structure - Construction in process	0.0%	0.2%	0.4%
Existing Structure Held for Investment	0.0%	14.2%	6.3%
Existing Structure- Improvements	0.0%	0.0%	0.3%
Overall Average Yield	0.5%	2.0%	1.0%

**** Average Yield is computed using Mortgage Loan Income by Loan Classification as a percent of Average Mortgage Loan Balances by Loan Classification

Note: Overall Average Yields have decreased due to loans being placed in non-accrual status

Return on Equity and Assets Ratio	2013	2012	2011
Return on assets	(2.2)%	(13.7)%	(14.1)%
Return on equity	(3.8)%	(21.5)%	(19.0)%
Dividend payout ratio	(8.1)%	(5.0)%	(4.3)%
Equity to assets ratio	57.7%	63.8%	74.6%

	As of Three Months Ending March 31,	As of and Year Ended December 31,
	2013	2012	2011	2010	2009
Allocation of Valuation Allowance by Loan Classification
Pre-entitled Land:
Held for Investment	$(4,450)	$(4,450)	$(4,865)	$(4,695)	$(9,623)
Processing Entitlements	-	-	(56,634)	(123,090)	(134,742)
Entitled Land:
Held for Investment	(12,481)	(12,660)	(13,418)	(67,038)	(80,750)
Infrastructure Under Construction	-	-	(29,347)	(43,920)	(39,441)
Improved and Held for Vertical Construction	-	-	(2,232)	(20,547)	(28,696)
Construction & Existing Structures:
New Structure - Construction In-Process	(32,269)	(34,490)	(34,302)	(30,293)	(30,106)
Existing Structure Held for Investment	-	-	-	(4,557)	(7,070)
Existing Structure - Improvements	-	-	(889)	-	-
Allowance for Loan Loss/ Valuation Allowance	$(49,200)	$(51,600)	$(141,687)	$(294,140)	$(330,428)

Rollforward of Valuation Allowance by Loan Classifications

Balance at the beginning of period	$(51,600)	$(141,687)	$(294,140)	$(330,428)	$(300,310)

Additions to Valuation Allowance
Pre-entitled Land:
Held for Investment	$-	$-	$(170)	$(2,096)	$(6,381)
Processing Entitlements	-	-	5,070	(24,647)	(24,851)
Entitled Land:
Held for Investment	179	-	(73)	(7,279)	(9,851)
Infrastructure Under Construction	-	-	(1,084)	(3,185)	(11,990)
Improved and Held for Vertical Construction	-	-	(542)	(629)	801
Construction & Existing Structures:
New Structure - Construction In-Process	2,221	-	(4,119)	(7,736)	(3,218)
Existing Structure Held for Investment	-	-	807	(1,831)	(4,116)
Existing Structure - Improvements	-	-	(889)	(51)	(19,693)
Total provision for credit losses	$2,400	$-	$(1,000)	$(47,454)	$(79,299)

Charge-Offs (including transfers to REO from foreclosures):
Pre-entitled Land:
Held for Investment	$-	$141	$-	$7,024	$-
Processing Entitlements	-	56,633	61,386	36,300	12,375
Entitled Land:
Held for Investment	-	758	53,692	20,992	8,380
Infrastructure Under Construction	-	29,347	15,658	(1,295)	(2,588)
Improved and Held for Vertical Construction	-	2,232	18,857	8,778	9,025
Construction & Existing Structures:
New Structure - Construction In-Process	-	(188)	110	7,548	1,659
Existing Structure Held for Investment	-	-	3,750	4,344	-
Existing Structure - Improvements	-	889	-	51	20,330
Total Charge-Offs	$-	$89,812	$153,453	$83,742	$49,181

Net Change in Valuation Allowance	$2,400	$89,812	$152,453	$36,288	$(30,118)
Other changes to Valuation Allowance	-	275	-	-	-
Balance at end of period	$(49,200)	$(51,600)	$(141,687)	$(294,140)	$(330,428)

Ratio of net charge-offs during the period to average loans outstanding during the period	0.0%	100.5%	50.5%	17.5%	8.4%

	March 31,	December 31,
	2013	2012	2011	2010	2009
Scheduled Maturities - One year or less
Pre-entitled Land:
Held for Investment	$4,930	$4,930	$6,484	$6,100	$13,834
Processing Entitlements	4,500	4,500	70,749	139,451	185,609
Entitled Land:		-
Held for Investment	13,397	12,312	15,735	73,462	101,942
Infrastructure under Construction	7,096	7,116	39,397	55,532	27,953
Improved and Held for vertical Construction	-	-	5,870	26,096	47,227
Construction and Existing Structures:
New Structure - Construction in process	42,769	43,302	45,371	5,330	12,653
Existing Structure Held for Investment	-	-	2,000	10,391	23,641
Existing Structure- Improvements	45,398	51,888	55,084	3,932	-
Total Scheduled Maturities - One year or less	118,090	124,048	240,690	320,294	412,859
Scheduled Maturities - One to five years	-	-
Pre-entitled Land:
Held for Investment	-	-	-	-	-
Processing Entitlements	-	-	4,500	-	-
Entitled Land:
Held for Investment	-	-	-	-	-
Infrastructure under Construction	-	-	-	-	41,886
Improved and Held for vertical Construction	-	-	-	-	-
Construction and Existing Structures:
New Structure - Construction in process	-	-	-	41,478	33,670
Existing Structure Held for Investment	-	-	-	2,384	-
Existing Structure- Improvements	-	-	-	53,184	56,033
Total Scheduled Maturities - One to five years	-	-	4,500	97,046	131,589
Total Loan Principal	118,090	124,048	245,190	417,340	544,448
Add: Accrued Interest Receivables	1,019	849	4,683	8,074	12,075
Less: Valuation Allowance	(49,200)	(51,600)	(141,687)	(294,140)	(330,428)
Mortgage Loans Held for Sale, Net	$69,909	$73,297	$108,186	$131,274	$226,095

	March 31,	December 31,
	2013	2012	2011	2010	2009
Scheduled Maturities - One to Five Years by Interest Type
Fixed Interest Rates
Pre-entitled Land:
Processing Entitlements	$-	$-	$4,500	$-	$-
Entitled Land:
Held for Investment	-	-	-	-	-
Infrastructure under Construction	-	-	-	-	41,884
Construction and Existing Structures:
New Structure - Construction in process	-	-	-	41,478	32,054
Existing Structure Held for Investment	-	-	-	2,000	-
Existing Structure- Improvements	-	-	-	53,183	56,033
Total Scheduled Maturities - Fixed interest rate	-	-	4,500	96,661	129,971
Variable Interest Rates
Pre-entitled Land:
Processing Entitlements	-	-	-	-	-
Entitled Land:
Held for Investment	-	-	-	-	-
Improved and Held for vertical Construction	-	-	-	-	-
Construction and Existing Structures:
New Structure - Construction in process	-	-	-	-	1,618
Existing Structure Held for Investment	-	-	-	385	-
Existing Structure- Improvements	-	-	-	-	-
Total Scheduled Maturities - Variable interest rate	-	-	-	385	1,618
Total Loan Principal due One to Five Years	$-	$-	$4,500	$97,046	$131,589

	March 31,	December 31,
	2013	2012	2011	2010	2009

Performing Loans
Pre-entitled Land:
Held for Investment	$-	$-	$-	$-	$-
Processing Entitlements	4,500	4,500	4,500	-	-
Entitled Land:
Held for Investment	1,085	-	-	1,201	-
Infrastructure Under Construction	-	-	-	-	7,645
Improved and Held for Vertical Construction	-	-	-	-	-
Construction and Existing Structures:
New Structure - Construction in Process	-	533	719	2,395	4,805
Existing Structure Held for Investment	-	-	2,000	2,384	-
Existing Structure - Improvements	-	-	-	3,932	-
Total Performing Loans	5,585	5,033	7,219	9,912	12,450

Loans in Default - Non-Accrual
Pre-entitled Land:
Held for Investment	4,930	4,930	6,484	6,100	13,834
Processing Entitlements	-	-	70,748	139,451	185,608
Entitled Land:
Held for Investment	12,312	12,312	15,735	72,261	101,942
Infrastructure Under Construction	7,096	7,116	39,397	55,532	62,194
Improved and Held for Vertical Construction	-	-	5,870	26,096	40,051
Construction and Existing Structures:
New Structure - Construction in Process	42,769	42,769	44,653	44,414	39,102
Existing Structure Held for Investment	-	-	-	10,391	23,640
Existing Structure - Improvements	45,398	51,888	55,084	53,183	56,033
Total Loans in Default - Non-Accrual	112,505	119,015	237,971	407,428	522,404

Loans in Default - Other
Pre-entitled Land:
Held for Investment	-	-	-	-	-
Processing Entitlements	-	-	-	-	-
Entitled Land:
Held for Investment	-	-	-	-	-
Infrastructure under Construction	-	-	-	-	-
Improved and Held for vertical Construction	-	-	-	-	7,176
Construction and Existing Structures:
New Structure - Construction in process	-	-	-	-	2,418
Existing Structure Held for Investment	-	-	-	-	-
Existing Structure- Improvements	-	-	-	-	-
Total Loans in Default - Other	-	-	-	-	9,594
Total Loans in Default	112,505	119,015	237,971	407,428	531,998
Total Loan Principal	118,090	124,048	245,190	417,341	544,448
Add: Accrued Interest Receivables	1,019	849	4,683	8,074	12,075
Less: Valuation Allowance	(49,200)	(51,600)	(141,687)	(294,140)	(330,428)
Mortgage Loans Held for Sale, Net	$69,909	$73,297	$108,186	$131,275	$226,095

Loans in Default by Basis for Default	March 31,	December 31,
Loans past maturity date, or other	2013	2012	2011	2010	2009
Pre-entitled Land:
Held for Investment	$4,930	$4,930	$6,484	$6,100	$13,834
Processing Entitlements	-	-	70,748	139,451	181,801
Entitled Land:
Held for Investment	12,312	12,312	15,735	72,261	80,922
Infrastructure under Construction	7,096	7,116	39,397	24,762	20,308
Improved and Held for vertical Construction	-	-	5,870	26,096	17,106
Construction and Existing Structures:
New Structure - Construction in process	42,769	42,769	44,653	1,261	9,522
Existing Structure Held for Investment	-	-	-	10,391	23,641
Existing Structure- Improvements	45,398	51,888	55,084	-	-
Total past maturity date	$112,505	$119,015	$237,971	$280,322	$347,134
Loans past due on interest
Pre-entitled Land:
Held for Investment	$-	$-	$-	$-	$-
Processing Entitlements	-	-	-	-	3,807
Entitled Land:
Held for Investment	-	-	-	-	21,020
Infrastructure under Construction	-	-	-	30,770	41,886
Improved and Held for vertical Construction	-	-	-	-	30,120
Construction and Existing Structures:
New Structure - Construction in process	-	-	-	43,153	31,998
Existing Structure Held for Investment	-	-	-	-	-
Existing Structure- Improvements	-	-	-	53,183	56,033
Total past due on interest	-	-	-	127,106	184,864
Total loans in default by basis of default	$112,505	$119,015	$237,971	$407,428	$531,998

Analysis of Changes in Mortgage Loan Income	Three Months Ended March 31,
	2013 Compared to 2012			2012 Compared to 2011
	Increase (Decrease) due to			Increase (Decrease) due to
	Volume	Rate	Net	Volume	Rate	Net
Pre-entitled Land:
Held for Investment	$(56)	$56	$-	$(358)	$358	$-
Processing Entitlements	(7,284)	7,289	5	(7,423)	7,566	143

Entitled Land:
Held for Investment	(1,312)	1,335	23	(5,641)	5,599	(42)
Infrastructure Under Construction	(4,224)	4,224	-	(2,017)	2,005	(12)
Improved and Held for Vertical Construction	(2,090)	2,090	-	(2,225)	2,225	-

Construction and Existing Structures:
New Structure - Construction in Process	(194)	175	(19)	(123)	46	(77)
Existing Structure Held for Investment	(315)	208	(107)	(854)	924	70
Existing Structure- Improvements	(278)	278	-	(273)	123	(150)
Total Change in Mortgage Loan Income	$(15,751)	$15,655	$(98)	$(18,913)	$18,846	$(68)

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

Results of Operations for the Three Months Ended March 31, 2013 and 2012

(dollars in thousands)
	Three Months Ended March 31
Revenues	2013	2012	$ Change	% Change

Mortgage Loan Income	$187	$285	$(98)	(34.4)%
Rental Income	417	429	(12)	(2.8)%
Hospitality and Entertainment Income	945	402	543	135.1%
Investment and Other Income	308	150	158	105.3%
Total Revenue	$1,857	$1,266	$591	46.7%

Mortgage Loan Income.

During the three months ended March 31, 2013 and 2012, income from mortgage loans was $0.2 million and $0.3 million, respectively, a decrease of $0.1 million, or 34.4%. The year-over-year decrease in mortgage loan income for the period is attributable to the decrease in the income-earning portion of our loan portfolio. While the total loan portfolio outstanding principal was $118.1 million at March 31, 2013, the income-earning asset balance was $5.6 million with a weighted average interest rate of 12.5%, as compared to outstanding principal of $211.0 million at March 30, 2012, and an income-earning asset balance of $8.7 million with a weighted average interest rate of 12.6%. As of March 31, 2013, seven of our nine loans were in default and non-accrual status, as compared to 13 out of our 16 loans at March 30, 2012.  As such, in the absence of acquiring or originating new loans, we anticipate mortgage income to remain at minimal levels in future periods until such time that we are able to generate sufficient liquidity to re-commence lending activities at a meaningful level.

Mortgage loan originations during the three months ended March 31, 2013 have been limited to partial financings in connection with the sale of REO assets. During the three months ended March 31, 2013, we financed one new loan with a principal balance of $1.1 million at an interest rate of 12.5%.

Rental Income.

During the three months ended March 31, 2013 and 2012, we recognized rental income of $0.4 million for each period. We expect rental income to remain consistent based on existing tenant lease terms or increase as we secure new tenants.

Hospitality and Entertainment Income.

Hospitality and entertainment income is comprised of golf, spa and food and beverage revenue from a golf course operation acquired through foreclosure. During the three months ended March 31, 2013, hospitality and entertainment income was $0.9 million, a $0.5 million increase from $0.4 million for the three months ended March 31, 2012. The increase is attributed to the timing of acquisition of the asset which occurred in March 2012. We anticipate increased revenue in 2013 as we recognize a full year of revenue from this source and as we pursue and implement revenue enhancing activities that are in progress.

Investment and Other Income.

Investment and other income is comprised of investment income earned on non-mortgage real estate investments, interest earned on certain notes receivable from a tenant of one of our operating properties, and fees earned from our management of the SWI Fund. During the three months ended March 31, 2013, investment and other income was $0.3 million, an increase of $0.2 million from $0.1 million for the three months ended March 30, 2012. The increase is primarily attributable to our $15 million preferred equity investment made during the three months ended March 31, 2013, for which we are receiving a 15% preferred return plus other derivative gains based on the fair value of the underlying assets in excess of original basis.

Expenses (dollars in thousands)
	Three Months Ended March 31
Expenses:	2013	2012	$ Change	% Change
Property Taxes for REO	$358	$554	$(196)	(35.4)%
Other Operating Expenses for REO	1,127	794	333	41.9%
Professional Fees	1,699	1,707	(8)	(0.5)%
General and Administrative Expenses	1,432	1,511	(79)	(5.2)%
Interest Expense	4,009	3,395	614	18.1%
Depreciation and Amortization Expense	452	928	(476)	(51.3)%
Loss (Gain) on Disposal of Assets	10	(77)	87	(113.0)%
Settlement and Related Costs	317	346	(29)	(8.4)%
Recovery of Credit Losses	(2,606)	-	(2,606)	N/A

Total Costs and Expenses	$6,798	$9,158	$(2,360)	(25.8)%

Property Taxes for REO.

During the three months ended March 31, 2013 and 2012, property tax expense was $0.4 million and $0.6 million, respectively, an increase of $0.2 million, or 35.4%.  The year over year decrease for the three month period is attributed to the sale of certain REO properties in the latter part of 2012 and the payment of past due property taxes resulting in lower penalties. We expect such costs and expenses to increase as we continue to exercise remedies on loans in default and to decrease as we dispose of real estate owned.

Other Operating Expenses for REO.

Other operating expenses for REO include home owner association dues, utilities, repairs and maintenance, and other expenses attributable to such properties, as well as costs pertaining to operating properties.  During the three months ended March 31, 2013 and 2012, other operating expenses for REO assets was $1.1 million and $0.8 million, respectively, an increase of $0.3 million or 41.9%.  The increase is primarily attributed to a full quarter of operating expenses in 2013 as compared to 2012 relating to the golf course and food and beverage operation acquired through foreclosure in March 2012, as previously described. We expect such costs and expenses to increase as we continue to foreclose on operating properties and as activities of operating properties increase.

Professional Fees.

During the three months ended March 31, 2013 and 2012, professional fees remained relatively consistent at $1.7 million

General and Administrative Expenses.

During the three months ended March 31, 2013 and 2012, general and administrative expenses totaled $1.4 million and $1.5 million, respectively, a decrease of $0.1 million or 5.2%. The decrease in general and administrative costs is primarily attributed to a reduction in our rent expense as a result of our exit of a previous office lease in the second quarter of 2012.

Interest Expense.

Interest expense includes interest incurred in connection with the NW Capital loan and borrowings from various other lenders. During the three months ended March 31, 2013, interest expense was $4.0 million as compared to $3.4 million for the same period in 2012, an increase of $0.6 million or 18.1%. The increase is attributed to default interest on certain notes payable in default as well as interest for a $10 million financing secured during the three months ended March 31, 2013.

Depreciation and Amortization Expense.

During the three months ended March 31, 2013 and 2012, depreciation and amortization expense was $0.5 million and $0.9 million, respectively, a decrease of $0.5 million or 51.3%. The decrease is primarily attributed to accelerated amortization on certain leasehold improvements abandoned in the second quarter of 2012.

Gain/Loss on Disposal of Assets.

During the three months ended March 31, 2013, loss on the disposal of assets totaled $10,000, while we recognized a gain on the sale of assets totaling $0.1 million during the three months ended March 31, 2012. During the three months ended March 31, 2013, we sold two REO assets (or portions thereof) for $2.2 million (net of selling costs) resulting in a net loss of approximately $10,000. During the three months ended March 31, 2012, we sold one REO asset for $4.3 million (net of selling costs) and recognized a net gain of approximately $0.1 million.

Settlement and Related Costs.

As described in note 10 of the accompanying condensed consolidated financial statements, various disputes arose relating to the consent solicitation/prospectus used in connection with seeking member approval of the Conversion Transactions, and we were named in various lawsuits containing allegations and claims that fiduciary duties owed to Fund members and to the Fund were breached for various reasons. The claims were consolidated into the putative class action lawsuit captioned In re IMH Secured Loan Fund Unitholders Litigation pending in the Court of Chancery in the State of Delaware against us, certain affiliated and predecessor entities, and certain former and current of our officers and directors (“Fund Litigation”).

On January 31, 2012, we reached a tentative settlement in principle to resolve all claims asserted by the plaintiffs in the Fund Litigation, other than the claims of one plaintiff which were separately settled. The tentative settlement in principle, memorialized in a Memorandum of Understanding (“MOU”) previously filed with our 8-K dated February 6, 2012, is subject to certain class certification conditions, confirmatory discovery and final court approval (including a fairness hearing). The MOU contemplates a full release and settlement of all claims, other than the claims of the one non-settling plaintiff (against whom we are litigating separately), against us and the other defendants in connection with the claims made in the Fund Litigation. We have expended and continue to expend significant Company resources in our defense of the Fund Litigation. Due to the significance of the anticipated settlement and related costs, we have separately identified such costs in the accompanying consolidated statement of operations. Such amounts consist primarily of legal, accounting and other professional fees incurred in connection with the settlement proposal, including costs surrounding the proposed Rights Offering and Exchange Offering. During the three months ended March 31, 2013 and 2012, we recorded settlement related costs of $0.3 million for each period. However, we have not included any other adjustments relating to the potential repurchase of stock in exchange for the issuance of convertible notes because the matter is still subject to the approval of the court (which is not assured) and because of the uncertainty of timing and of the GAAP based “fair value” determination of such securities as of the date of settlement. At the time that these amounts are estimable, we will record the appropriate amounts resulting from the resolution of this matter. We expect settlement and related costs to increase for additional professional fees and at the time that we are able to reasonably estimate the net settlement amount.

Recovery for Credit Losses.

Based on the valuation analysis performed on our loan and REO portfolio, we recorded a recovery of credit losses on our loan portfolio in the amount of $2.4 million during the three months ended March 31, 2013, relating specifically to the improved value for the hotel operations acquired through foreclosure. The improved value was reflective of improved operating results and improved market conditions for the hospitality sector as it pertains to the related assets. We recorded no provision for credit losses on our loan portfolio during the three months ended March 31, 2012 and no impairment charges in the value of REO during the three months ended March 31, 2013 and 2012. In addition, we recorded cash recoveries of credit losses totaling $0.2 million during the three months ended March 31, 2013 relating to the collection of amounts from certain guarantors for which provisions for credit loss had been previously recorded.

Loan Originations, Loan Types, Borrowers, the Underwriting Process and Loan Monitoring

Lending Activities

As of March 31, 2013 and December 31, 2012, our loan portfolio consisted of nine first lien mortgage loans with carrying values of $69.9 million and $73.3 million, respectively. Given the non-performing status of the majority of the loan portfolio and the suspension of significant lending activities, there continued to be limited loan activity during the three months ended March 31, 2013. Except for the origination of one loan totaling $1.1 million relating to the financing of a portion of the sale of certain REO assets, no other new loans were originated during the three months ended March 31, 2013.  Similarly, we originated only one loan totaling $3.5 million during the same period in 2012 relating to the partial financing of the sale of an REO asset. As of March 31, 2013 and December 31, 2012, the valuation allowance represented 41.3% and 41.3%, respectively, of the total outstanding loan principal and interest balances.

Lien Priority

Historically, all mortgage loans have been collateralized by first deeds of trust (mortgages) on real property, and generally include a personal guarantee by the principals of the borrower. Often the loans are secured by additional collateral. However, as of March 31, 2013, there was an outstanding third-party loan totaling approximately $24.7 million secured by a portion of our collateral that was superior to our lien position on one of our loans with an outstanding principal and accrued interest balance of $45.4 million. As of December 31, 2012, the outstanding third-party loan totaled approximately $17.7 million and the outstanding principal and accrued interest balance of the related loan was $51.9 million. While subordinations of our first lien positions are not expected to be a common occurrence in the future, we may find it necessary to do so in an effort to maximize the opportunity for recovery of our investment.

Changes in the Loan Portfolio Profile

Average Loan Size

At March 31, 2013, the average principal and interest balance for our loans was $13.2 million, as compared to $13.8 million at December 31, 2012. The net decrease in average note balance is a result of the certain loan paydowns during the three months ended March 31, 2013.

Geographic Diversification

At March 31, 2013, our mortgage loans consist of loans where the primary collateral is located in Arizona, California and Utah. The concentration of our loan portfolio in Arizona and California, markets in which values have been severely impacted by the decline in the real estate market, totals 89.5% and 90.3% at March 31, 2013 and December 31, 2012, respectively. The change in the geographic diversification of our loans is primarily attributed to the foreclosure and transfer of such loans to REO assets. There has been no other material change in our geographical diversification or concentrations since December 31, 2012.

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

Interest Rate Information

Our loan portfolio includes loans that carry variable and fixed interest rates. All variable interest rate loans are indexed to the Prime rate with interest rate floors. At March 31, 2013 and December 31, 2012, respectively, the Prime rate was 3.25% per annum.

Despite these interest rates, the majority of our existing loans are in non-accrual status. As of March 31, 2013, we had two performing loans with an average outstanding principal and accrued interest balance of $3.1 million and a weighted average interest rate of 12.5%. At December 31, 2012, two of our nine portfolio loans were performing and had an average principal balance of $2.5 million and a weighted average interest rate of 12.7%. For additional discussion regarding the impact of pro forma increases or decreases in the Prime rate, see “Quantitative and Qualitative Disclosures About Market Risk” located in our previously filed Form 10-K.

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

As of March 31, 2013, the original projected end-use of the collateral under our loans was comprised of 57.6% residential, 4.3% mixed-use and 38.1% commercial. As of December 31, 2012, the original projected end-use of the collateral under our loans was comprised of 54.5% residential, 4.0% mixed-use, and 41.5% commercial. Changes in classifications are primarily a result of foreclosures of certain loans, unless loans are modified and additional loan amounts advanced to allow a borrower’s project to progress to the next phase of the project’s development.

At March 31, 2013 and December 31, 2012, the entire balance of the valuation allowance was attributable to residential-related projects.

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

Changes in the Portfolio Profile — Scheduled Maturities

The outstanding principal balance and accrued interest receivable of mortgage loans, net of the valuation allowance, as of March 31, 2013, have scheduled maturity dates within the next several quarters as follows (dollars in thousands):

	Outstanding
Quarter	Balance	Percent	#
Matured	$112,906	94.8%	7
Q3 2013	5,095	4.3%	1
Q2 2014	1,108	0.9%	1
Total Principal and Interest	119,109	100.0%	9
Less: Valuation Allowance	(49,200)

Net Carrying Value	$69,909

Of the total of matured loans as of March 31, 2013, approximately 15.5% matured in the year ended December 31, 2008, 6.0% matured in the year ended December 31, 2010, 73.8% matured in the year ended December 31, 2012.

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

Operating Properties and Real Estate Held for Development or Sale

A discussion and summary of Operating Properties and REO held for development or sale as of March 31, 2013 is presented in Note 4 of the accompanying financial statements under the heading entitled “Operating Properties and Real Estate Held for Development or Sale”.

During the three months ended March 31, 2013, we had no loan foreclosures, however, we sold two REO assets (or portions thereof) for $2.2 million (net of selling costs), of which we financed $1.1 million, for a loss of $10,000. During the three months ended March 31, 2012, we foreclosed on five loans (resulting in four property additions) with a carrying value of $8.3 million as of March 31, 2012. In addition, during the three months ended March 31, 2012, we sold one REO assets for $4.3 million (net of selling costs), of which we financed $3.5 million, for a gain of $0.1 million.

Preferred Equity Investment and Derivative Investment Receivable

During the three months ended March 31, 2013, we entered into a limited liability agreement to form a joint venture with unrelated parties for the purpose of acquiring a multi-family portfolio comprised of 14 apartment communities across six states, which will be managed by a third party, national firm, specializing in multi-family assets. Under the terms of the joint venture agreement, we contributed $15 million through one of our wholly-owned subsidiaries that holds the status of a preferred member. Another of our wholly-owned subsidiaries contributed no capital, but serves as a limited guarantor member on the senior indebtedness of the joint venture that is secured by the acquired operating properties. No other capital contributions are required by us. A non-IMHFC member will serve as the managing member of the joint venture. Our preferred member interest is secured by the other non-IMHFC members’ interest in each of the single member LLC’s that hold title to real property owned by each respective LLC.

Under the terms of the joint venture agreement, the joint venture is required to redeem our preferred membership interest for the redemption price (as defined in the joint venture agreement) on or before the second anniversary of the closing date, or the redemption date may be extended at the joint venture’s option for one additional year for a fee to the Company of $0.3 million. We are also entitled to a 15% annualized return on our $15 million preferred equity investment, and we are further entitled to an exit fee equal to the greater of 4% of our original investment or 1.5% of the fair market value of the portfolio assets of the joint venture at the two year preferred equity redemption date, as described further below. During the three months ended March 31, 2013 we recognized approximately $0.3 million in investment income from this investment.

A discussion and summary of the Preferred Equity Investment and Derivative Investment Receivable as of March 31, 2013 is presented in Note 5 of the accompanying condensed consolidated financial statements under the heading entitled “Preferred Equity Investment and Derivative Investment Receivable”.

Important Relationships Between Capital Resources and Results of Operations

Summary of Existing Loans in Default

At March 31, 2013, there were seven loans in default with a net carrying value of $63.7 million, as compared to seven loans in default with a carrying value of $67.8 million at December 31, 2012. There was no change in the status of loans in default at December 31, 2012.

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

Valuation Allowance and Fair Value Measurement of Loans and Real Estate Held for Sale

A discussion of our valuation allowance, fair value measurement, valuation categories and summaries of the procedures performed in connection with our fair value analysis as of March 31, 2013, is presented in Note 6 of the accompanying financial statements. Based on the results of our evaluation and analysis, we recorded a recovery of credit losses on our loan portfolio in the amount of $2.4 million during the three months ended March 31, 2013, relating specifically to the improved value for the hotel operations acquired through foreclosure. The improved value was reflective of improved operating results and improved market conditions for the hospitality sector as it pertains to the related assets. We recorded no provision for credit losses on our loan portfolio during the three months ended March 31, 2012 and no impairment charges in the value of REO during the three months ended March 31, 2013 and 2012. In addition, we recorded cash recoveries of credit losses totaling $0.2 million during the three months ended March 31, 2013 relating to the collection of amounts from certain guarantors for which provisions for credit loss had been previously recorded.

Leverage to Enhance Yields

During the three months ended March 31, 2013, we secured financing of $10 million that is secured by certain REO assets with a carrying value of $24.2 million at March 31, 2013. The note payable bears annual interest of 12%, with required monthly payments of interest and the outstanding principal due at maturity. The note matures in February 2014 and may be extended for two additional six month terms. We obtained a release from NW Capital to secure this debt. We did not undertake any other borrowing activities during the three months ended March 31, 2013. However, we may deem it beneficial, if not necessary, to employ additional leverage in the future. See “Note 7 – Debt, Notes Payable and Special Assessment Obligations” in the accompanying condensed consolidated financial statements for additional information regarding our outstanding indebtedness.

Off-Balance Sheet Arrangements

Upon the initial funding of loans, we typically establish a reserve for future interest payments which is deposited into a controlled disbursement account in the name of the borrower for our benefit. These accounts, which are held in the name of the borrowers, are not included in our condensed consolidated balance sheets. However, as of March 31, 2013 and December 31, 2012, there were no such amounts outstanding and we did not have any other off-balance sheet arrangements.

Liquidity and Capital Resources

We require liquidity and capital resources for various financial needs, including to acquire and originate our target assets, as well as for cost, expenses and general working capital needs, including, maintenance and development costs for REO assets, general and administrative operating costs, management fees and loan enforcement costs, interest expense on participations and loans, repayment of principal on borrowings, payment of settlement cotsts related to the Conversion Transactions, payment of outstanding property taxes and other liabilities and costs.

At March 31, 2013, we had cash and cash equivalents of $2.1 million and restricted cash and cash equivalents of $10.6 million, as well as loans held for sale totaling $69.9 million and REO held for sale of $52.6 million. These items comprise our primary sources of liquidity and we believe they are sufficient to cover our liquidity needs over the next twelve months. However, there is no assurance that we will be successful in selling existing real estate assets in a timely manner or in obtaining additional financing, if needed, to sufficiently fund future operations or to implement our investment strategy. Further, each sale requires the approval of the holders of our convertible notes payable.  Our failure to generate sustainable earning assets and successfully liquidate a sufficient number of our loans and real estate assets, including receiving approval from our lender of such liquidations, may have a further material adverse effect on our business, results of operations and financial position.

Our requirements for and sources of liquidity and capital resources are described in more detail in our Annual Report on Form 10-K for the year ended December 31, 2012. There have been no material changes to our requirements for liquidity from those described in our previously filed annual report on Form 10-K as of and for the three months ended March 31, 2013.

Cash Flows

Cash Used In Operating Activities

Cash used in operating activities was $5.5 million for the three months ended March 31, 2013 as compared to $3.1 million for the three months ended March 30, 2012. Cash flows from operating activities includes proceeds from the cash generated from interest and other mortgage income from our loan portfolio, offset by amounts paid for property taxes and other operating costs for REO assets, professional fees, general and administrative expenses and other expenses, as well as interest on our notes payable. The increase in cash used in operating activities for the three months ended March 31, 2013 compared to the 2012 period is primarily attributable to the higher interest payments on debt coupled with lower collections of receivables.

Cash Provided By (Used in) Investing Activities

Net cash used in investing activities was $7.8 million for the three months ended March 31, 2013 as compared to cash provided by investing activities of $2.6 million for the comparable 2012 period. Net cash used in investing activities increased primarily due to a preferred equity investment made totaling $15.3 million, offset by $7.5 million in mortgage loan repayments and proceeds from asset sales and recoveries of $1.1 million during the three months ended March 31, 2013. During the three months ended March 31, 2012, we received mortgage repayments of $2.0 million, and proceeds of asset sales of $0.9 million.

Cash Provided by Financing Activities

Net cash provided by financing activities was $12.3 million and $4.7 million for the three months ended March 31, 2013 and 2012, respectively. During the three months ended March 31, 2013, we secured note proceeds totaling $10.2 million and had a decrease in restricted cash of $4.3 million, which was offset by debt issue costs of $0.9 million, repayments of notes payable of $0.9 million and dividends paid of $0.4 million. During the three months ended March 31, 2012, we had a decrease in restricted cash of $5.2 million, which was offset by dividends paid of $0.5 million.

Critical Accounting Policies

Our critical accounting policies are disclosed in our previously filed Annual Report on Form 10-K for the fiscal year ended December 31, 2012.  As of March 31, 2013, there has been no significant changes in our critical accounting policies from December 31, 2012, except as disclosed in Note 2 of the unaudited condensed consolidated financial statements included in this Form 10-Q.

Recent Accounting Pronouncements

For information regarding recent accounting pronouncements that are applicable to us, see Note 2 to our unaudited condensed consolidated financial statements included with this Form 10-Q.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Our quantitative and qualitative disclosures about market risk are disclosed in our previously filed Annual Report on Form 10-K for the year ended December 31, 2012.  As of March 31, 2013, there has been no significant changes in our market risks from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

Interest Rate Risk

Because over 95% of the principal balances of our loans are in non-accrual status as of March 31, 2013, changes in weighted average interest rates for our loan portfolio have little impact on interest income.

The following table contains information about our mortgage loan principal and accrued interest receivable balances as of March 31, 2013, presented separately for fixed and variable rates and the calendar quarters in which such mortgage investments mature (in thousands).

Loan Rates:	Matured	Q3 2013	Q2 2014	Total
	(in thousands)
Variable	$17,601	$-	$-	$17,601
Fixed	95,305	5,095	1,108	101,508
Principal outstanding	$112,906	$5,095	$1,108	119,109
Less: Valuation Allowance				(49,200)
Net Carrying Value				$69,909

As of March 31, 2013, we had cash and cash equivalents totaling $2.1 million and restricted cash of $10.6 million (or 5.6% of total assets), all of which were held in bank accounts or highly liquid money market accounts or short-term certificates of deposit. We have historically targeted between 3% and 5% of our portfolio balances to be held as a working capital reserve. However, our actual deployment ratio of cash may vary in the future depending on a variety of factors, including the timing and amount of debt or capital raised, contractual restrictions and the timing and amount of investments made. We believe that these financial assets do not give rise to significant interest rate risk due to their short-term nature.

 Item 4.   Controls and Procedures

Controls and Procedures

Our management has evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Form 10-Q.

Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2013 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes to Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our fiscal quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The status of our legal proceedings is provided in Note 10 – “Commitments and Contingencies – Legal Matters” of the accompanying condensed consolidated financial statements and is incorporated herein by reference.

Item 1A.        Risk Factors.

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Item 1A, “Risk Factors,” in our previously filed Form 10-K for the year ended December 31, 2012, which could materially affect our business, financial condition or results of operations.   The risks described in our Form 10-K are not the only risks we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.	Defaults Upon Senior Securities.

Not applicable

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information.

Not applicable

Item 6.	Exhibits

Exhibit

No.	Description

3.1	Certificate of Incorporation of IMH Financial Corporation (corrected).

10.1	Amended and Restated Sedona Agreement dated March 28, 2013 (filed as Exhibit 10.1 to Current Report on Form 8-K on May 14, 2013 and incorporated herein by reference).

31.1	Certification of Chief Executive Officer of IMH Financial Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer of IMH Financial Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and the Chief Financial Officer of IMH Financial Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 20, 2013	IMH FINANCIAL CORPORATION

	By:	/s/ Steven Darak
Steven Darak
Chief Financial Officer
(Principal Financial and Accounting Officer and
Duly Authorized Officer)

INDEX TO EXHIBITS

No.	Description

3.1	Certificate of Incorporation of IMH Financial Corporation (corrected).

10.1	Amended and Restated Sedona Agreement dated March 28, 2013 (filed as Exhibit 10.1 to Current Report on Form 8-K on May 14, 2013 and incorporated herein by reference).

31.1	Certification of Chief Executive Officer of IMH Financial Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer of IMH Financial Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and the Chief Financial Officer of IMH Financial Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

