Form 10-Q
period 2013-06-30
IMH Financial Corp
filed 2013-08-19
CIK 1397403

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)
[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013
or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The registrant had 50,000 shares of Common Stock, 3,811,342 shares of Class B-1 Common Stock, 3,811,342 shares of Class B-2 Common Stock, 7,735,169 shares of Class B-3 Common Stock, 627,579 shares of Class B-4 Common Stock and 838,448 shares of Class C Common Stock, which were collectively convertible into 16,873,880 outstanding common shares as of August 14, 2013.

IMH FINANCIAL CORPORATION
QUARTERLY REPORT ON FORM 10-Q

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements.
IMH FINANCIAL CORPORATION
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	June 30, 2013	December 31, 2012
	(unaudited)
ASSETS
Cash and Cash Equivalents	$4,228	$3,084
Restricted Cash and Cash Equivalents	5,258	14,914
Mortgage Loans Held for Sale, Net	14,040	73,297
Preferred Equity Investment, net	13,521	—
Derivative Investment Receivable	2,250	—
Real Estate Acquired through Foreclosure Held for Sale	52,069	54,050
Real Estate Acquired through Foreclosure Held for Development	47,535	43,006
Operating Properties Acquired through Foreclosure	104,573	21,915
Deferred Financing Costs, Net	4,960	4,877
Other Receivables	2,619	1,693
Other Assets	3,330	3,427
Property and Equipment, Net	892	751

Total Assets	$255,275	$221,014

LIABILITIES
Accounts Payable and Accrued Expenses	$10,394	$5,473
Accrued Property Taxes	6,058	7,063
Dividends Payable	—	400
Accrued Interest Payable	3,172	2,657
Liabilities of Assets Held for Sale	983	613
Tenant Deposits and Funds Held for Others	124	223
Convertible Notes Payable and Deferred Interest, Net of Discount	52,416	49,961
Notes Payable, Net of Discount	40,057	6,070
Capital Lease Obligation	1,279	—
Special Assessment Obligations	5,689	6,031
Exit Fee Payable	10,448	10,448

Total Liabilities	$130,620	$88,939

Commitments and Contingent Liabilities	—	—

STOCKHOLDERS' EQUITY
Common stock, $.01 par value; 200,000,000 shares authorized; 16,873,880 shares outstanding at June 30, 2013 and December 31, 2012	$169	$169
Preferred stock, $.01 par value; 100,000,000 shares authorized; none outstanding	—	—
Paid-in Capital	724,716	724,848
Accumulated Deficit	(600,230)	(592,942)
Total Stockholders' Equity	124,655	132,075

Total Liabilities and Stockholders' Equity	$255,275	$221,014

The accompanying notes are an integral part of these statements

IMH FINANCIAL CORPORATION
Unaudited Condensed Consolidated Statements of Operations
(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

REVENUE:
Mortgage Loan Income, Net	$197	$313	$384	$598
Rental Income	394	377	812	806
Hospitality and Entertainment Income	3,649	586	4,595	989
Investment and Other Income	856	29	1,164	179

Total Revenue	5,096	1,305	6,955	2,572

COSTS AND EXPENSES:
Property Taxes for Real Estate Owned	353	336	713	895
Other Operating Expenses for Real Estate Owned	3,109	1,308	4,236	2,035
Professional Fees	2,092	536	3,791	2,243
General and Administrative Expenses	1,456	1,617	2,888	3,190
Interest Expense	4,681	3,775	8,690	7,170
Depreciation and Amortization Expense	624	658	1,074	1,586
(Gain) Loss on Disposal of Assets	(711)	(146)	(701)	(223)
Settlement and Related Costs	805	270	1,123	616
Total Operating Expenses	12,409	8,354	21,814	17,512

Recovery of Credit Losses	(4,965)	(900)	(7,571)	(900)
Total Provision and Impairment Charges	(4,965)	(900)	(7,571)	(900)

Total Costs and Expenses	7,444	7,454	14,243	16,612

Loss before Income Taxes	(2,348)	(6,149)	(7,288)	(14,040)
Provision for Income Taxes	—	—	—	—

NET LOSS	$(2,348)	$(6,149)	$(7,288)	$(14,040)

Basic and diluted loss per common share
Net Loss per Share	(0.14)	(0.36)	(0.43)	(0.83)
Weighted Average Common Shares Outstanding	16,873,880	16,873,880	16,873,880	16,873,880

The accompanying notes are an integral part of these statements

IMH FINANCIAL CORPORATION
Unaudited Condensed Consolidated Statement of Stockholders’ Equity
Six Months Ended June 30, 2013
(Dollars in thousands)

	IMH Financial Corporation			Accumulated Deficit	Total Stockholders' Equity
	Common Stock
	Shares	Amount	Paid-in Capital

Balances at December 31, 2012	16,873,880	$169	$724,848	$(592,942)	$132,075
Net Loss - Six Months Ended June 30, 2013	—	—	—	(7,288)	(7,288)
Dividends Declared	—	—	(400)	—	(400)
Stock-Based Compensation	—	—	268	—	268
Balances at June 30, 2013	16,873,880	$169	$724,716	$(600,230)	$124,655

The accompanying notes are an integral part of these statements

IMH FINANCIAL CORPORATION
Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands)

	Six Months Ended June 30,
	2013	2012

CASH FLOWS - OPERATING ACTIVITIES
Net Loss	$(7,288)	$(14,040)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash Recovery of Credit Losses	(6,700)	—
Stock-Based Compensation and Option Amortization	268	299
(Gain) Loss on Disposal of Assets	(701)	(223)
Amortization of Deferred Financing Costs	989	610
Depreciation and Amortization Expense	1,074	1,586
Investment Discount Amortization	(381)	—
Accretion of Discount on Note Payable	1,002	1,248
Increase (decrease) in cash resulting from changes in:
Accrued Interest Receivable	(374)	(172)
Other Receivables	(848)	1,972
Other Assets	194	(1,303)
Accrued Property Taxes	(1,032)	(1,300)
Accounts Payable and Accrued Expenses	1,569	(3,400)
Accrued Interest Payable	1,968	2,903
Liabilities of Assets Held for Sale	370	(849)
Tenant Deposits and Funds Held for Others	(99)	(453)

Total adjustments, net	(2,701)	918

Net cash used in operating activities	(9,989)	(13,122)

CASH FLOWS - INVESTING ACTIVITIES
Proceeds from Sale/Recovery of Real Estate Owned	5,653	10,415
Investment in Strategic Wealth & Income Fund, LLC	24	—
Purchases of Property and Equipment	(238)	(329)
Mortgage Loan Fundings and Protective Advances	(471)	(1,465)
Mortgage Loan Repayments	7,762	2,186
Preferred Equity Investment	(15,000)	—
Investment in Real Estate Owned	(841)	(148)
Capitalized Foreclosure Acquisition Costs	(2,473)	—
Net cash provided by (used in) investing activities	(5,584)	10,659

CASH FLOWS - FINANCING ACTIVITIES
Proceeds from Notes Payable	10,150	—
Debt Issuance Costs	(1,072)	(93)
(Increase) Decrease in Restricted Cash	9,656	3,413
Repayments of Notes Payable	(1,217)	—
Dividends Paid	(800)	(906)
Net cash provided by (used in) financing activities	16,717	2,414

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	1,144	(49)

	Six Months Ended June 30,
	2013	2012

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,084	1,168

CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,228	$1,119

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$6,919	$2,086
Real Estate Acquired Through Foreclosure	$91,380	$33,264
Deferred Interest added to Notes Payable Principal	$1,453	$1,415
Seller Financing provided for Asset Sales	$1,085	$5,500
Accounts Payable and Accrued Liabilities Assumed in Foreclosure	$3,382	$—
Capital Lease Obligation Assumed in Foreclosure	$1,279	$—
Note Payable Financing for Land Purchase	$24,712	$—

The accompanying notes are an integral part of these statements

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013

NOTE 1- BUSINESS, BASIS OF PRESENTATION AND LIQUIDITY
Business
IMH Financial Corporation (the “Company”) is a real estate investor and finance company based in the southwest United States with over a decade of experience in various and diverse facets of the real estate lending and investment process, including origination, acquisition, underwriting, documentation, servicing, construction, enforcement, development, marketing, and disposition. The Company's focus is to invest in, manage and dispose of commercial real estate mortgage investments, and to perform all functions reasonably related thereto, including developing, managing and either holding for investment or disposing of real property acquired through foreclosure or other means. The Company also seeks to capitalize on opportunities to invest in selected real estate platforms under the direction of seasoned professionals in those areas. The Company was formed as a result of a series of transactions that were executed on June 18, 2010 that are referred to as the Conversion Transactions, which included (i) the conversion of our predecessor entity, IMH Secured Loan Fund (the “Fund”), from a Delaware limited liability company into a newly-formed Delaware corporation named IMH Financial Corporation, and (ii) internalization of the Fund manager, Investor's Mortgage Holdings, Inc. (the “Manager”), through an acquisition by the Company of all of the outstanding shares of the Manager, and all of the outstanding membership interests of IMH Holdings, LLC.
Basis of Presentation
The accompanying unaudited, condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for a complete set of financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the results for the periods presented have been made. Operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2013. These condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended December 31, 2012.

The accompanying unaudited condensed consolidated financial statements include the accounts of IMH Financial Corporation and the following wholly-owned operating subsidiaries: Investor's Mortgage Holdings, Inc., an Arizona corporation, Investors Mortgage Holdings California, Inc., a California corporation, IMH Holdings, LLC, a Delaware limited liability company (“Holdings”), and various other wholly owned subsidiaries established in connection with the acquisition of real estate either through foreclosure or purchase.  Holdings is a holding company for two wholly-owned subsidiaries: IMH Management Services, LLC, an Arizona limited liability company, and SWI Management, LLC, an Arizona limited liability company. IMH Management Services, LLC provides us and our affiliates with human resources and administrative services, including the supply of employees, and SWI Management, LLC, or “SWIM”, acts as the manager for the Strategic Wealth & Income Company, LLC, or the SWI Fund. All significant intercompany accounts and transactions have been eliminated in consolidation.

Liquidity
As of June 30, 2013, our accumulated deficit aggregated $600.2 million primarily as a result of previous provisions for credit losses recorded relating to the decrease in the fair value of the collateral securing our loan portfolio and impairment charges relating to the value of real estate owned assets acquired primarily through foreclosure, as well as on-going net operating losses in recent periods resulting from the lack of income-producing assets. Due primarily to the erosion of the U.S. and global real estate and credit markets in recent years, we experienced significant loan defaults and foreclosures on our mortgage loans. As a result, we have spent the better part of that period enforcing our loan documents and working to repossess the collateral properties underlying those loans and pursuing recovery from guarantors under such loans.
Our liquidity plan has included obtaining additional financing, selling whole loans or participating interests in loans and selling certain real estate assets. As described in Note 7, in June 2011, we entered into and closed funding of a $50.0 million senior secured convertible loan with NWRA Ventures I, LLC (“NW Capital”). This loan has been our primary source for working capital and funding of our general business needs. In addition, during the six months ended June 30, 2013, we secured an additional $10.0 million in financing secured by certain REO assets.
As of June 30, 2013, our entire loan portfolio with an aggregate carrying value of $14.0 million is held for sale. In addition, as of June 30, 2013, real estate owned (“REO”) projects with a carrying value totaling $52.1 million were being actively marketed for sale. During the six months ended June 30, 2013, we sold certain REO assets and collected other recoveries generating approximately $5.6 million in cash, net of the amounts financed by us. We also received $7.8 million in mortgage loan paydowns during the six months ended June 30, 2013.
In connection with the $50.0 million loan with NW Capital in June 2011, we entered into a cash management agreement with NW Capital under which the amount of discretionary funds available to us is limited to the following 90 days of budgeted operating cash, which is funded on a monthly basis, subject to NW Capital approval and release. The balance of all remaining cash (including the balance of loan proceeds and any and all proceeds received from revenues, loan payments, asset sales or other cash generating events) is collected and maintained in a trust account as collateral under the loan for the benefit of NW Capital (the Collateral Account). At June 30, 2013, we had cash and cash equivalents of $4.2 million and restricted cash of $5.3 million.
While we have been successful in securing $60.0 million in financing to provide adequate funding for working capital purposes and have generated liquidity through asset sales and mortgage receivable collections, there is no assurance that we will be successful in selling our remaining real estate assets in a timely manner or in obtaining additional financing, if needed, to sufficiently fund future operations or to implement our investment strategy. Further, each sale and other financing transaction requires the approval of NW Capital.  Our failure to generate sustainable earning assets, and successfully liquidate a sufficient number of our loans and real estate assets, including receiving approval from our lender of such liquidations, may have a further material adverse effect on our business, results of operations and financial position.

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES
Our significant accounting policies are disclosed in our previously filed Annual Report on Form 10-K for the fiscal year ended December 31, 2012.  During the six months ended June 30, 2013, there were no material changes in our significant accounting policies, except as described below.
Restatement of Previously Issued Condensed Consolidated Statement of Cash Flows
Restricted Cash
During the year ended December 31, 2012, the Company identified a misstatement with respect to the manner in which it presented cash and cash equivalents and restricted cash in its consolidated balance sheet as of December 31, 2011 and June 30, 2012. As previously reported, in connection with the $50.0 million loan with NW Capital secured in June 2011, we entered into a cash management agreement with the lender under which the amount of discretionary funds available to us is limited to the following 90 days of budgeted operating cash, which is funded on a monthly basis, subject to NWR approval and release. The balance of all remaining cash (including the balance of loan proceeds and any and all proceeds received from revenues, loan payments, asset sales or other cash generating events) is collected and maintained in a trust account as collateral under the loan for the benefit of NW Capital (the Collateral Account). While the funds are not restricted for a specified purpose and are expected to be used to fund on-going operations, capital purchases and investments, the availability of such funds is restricted as to withdrawal and subject to NW approval and control. Accordingly, we are required to separately disclose on the face of the consolidated balance sheets the amount of cash in the Collateral Account as restricted cash. Specifically, we recorded an adjustment to reclassify $3.4 million and $20.2 million from cash to restricted cash as of June 30, 2012 and December 31, 2011, respectively.
Assessment of Restatements
These corrections had no impact on stockholders’ equity as of December 31, 2011 or June 30, 2012 or on revenue, net loss or basic and diluted loss per share for the periods then ended. The Company has assessed these misstatements in financial statement presentation and has determined that, on both a qualitative and quantitative basis, the adjustments are immaterial, both individually and in the aggregate, to the consolidated financial statements, and thus the Company did not and will not amend any of its prior quarterly and annual reports on Form 10-Q and 10-K, and it has adjusted its presentation on a prospective basis. In order to provide consistency in the Company's financial reporting, the June 30, 2012 condensed consolidated statement of cash flows presented herein has been restated to appropriately reflect the corrections described above. The following table summarizes the effect of these corrections on the previously filed condensed consolidated statement of cash flows for the six months ended June 30, 2012, which was restated for comparative purposes only (in thousands):

	June 30, 2012 Balances
	As Previously Reported	Adjustment	As Restated
Statement of Cash Flow Items
Decrease in Restricted Cash	$—	$3,413	$3,413
Net Decrease in Cash Equivalents	(3,462)	3,413	(49)
Cash and Cash Equivalents, Beginning of Period	21,322	(20,154)	1,168
Cash and Cash Equivalents, End of Period	$17,860	$(16,741)	$1,119

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES – continued

Derivative Financial Instruments
Our derivative investment receivable reflects the estimated fair value of an exit fee receivable by us in connection with a preferred equity investment transaction in a joint venture completed during the six months ended June 30, 2013, as described in note 5. This derivative does not qualify as a hedge. Accordingly, we recognize future gains and losses on this derivative investment receivable for accounting purposes in investment and other income in the condensed consolidated statement of operations. Under the terms of the joint venture agreement, the exit fee receivable is to be equal to the greater of 4% of our original investment or 1.5% of the fair market value of the portfolio assets of the joint venture at the two year preferred equity redemption date. The initial fair value of the derivative exit fee receivable was derived by taking the present value using an annual discount rate of approximately 12% of the estimated exit fee which was determined by applying capitalization rates ranging from 5.0% to 7.2% to the forecasted stabilized net operating income of each of the operating properties of the joint venture. As of June 30, 2013 we applied a similar methodology to estimate the fair market value of the portfolio assets and recorded no gain or loss for the period ended June 30, 2013.

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
Restricted Cash
At June 30, 2013 and December 31, 2012, restricted cash and cash equivalents totaled $5.3 million and $14.9 million, respectively. Restricted cash includes cash items that are legally or contractually restricted as to usage or withdrawal, which include amounts relating to: a) to the Collateral Account which is required under the terms of NW Capital loan and related agreements, and is subject to NW Capital approval and release. While the funds in the Collateral Account are not restricted for a specified purpose and are expected to be used to fund on-going operations, capital purchases and investments, the availability of such funds is restricted as to withdrawal and subject to NW approval and release; b) as described in note 7, under the terms of our loan agreement with Canpartners Realty Holding Company IV LLC (Canpartners), we are required to maintain a minimum $5.0 million balance of cash and cash equivalents at all times during the term of the loan, which may include balances in the Collateral Account, as well as other reserve accounts required under the Canpartners' loan agreement; and c) amounts maintained in escrow accounts for contractually specified purposes.
Reclassifications
In addition to the restatements discussed above, certain 2012 amounts have been reclassified to conform to the 2013 financial statement presentation.

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES – continued

Recently Adopted Accounting Standards
Changes to accounting principles generally accepted in the United States of America (U.S. GAAP) are established by the Financial Accounting Standards Board (FASB) in the form of accounting standards updates (ASUs) to the FASB's Accounting Standards Codification.
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
On January 1, 2013, the Company adopted ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. This update clarifies that the scope of ASU No. 2011-11 applies to derivatives accounted for in accordance with Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with Section 210-20-45 or Section 815-10-45 or subject to an enforceable master netting arrangement or similar agreement. An entity is required to apply the amendments for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should also provide the required disclosures retrospectively for all comparative periods presented. Adoption of this update did not have a material impact on the condensed consolidated financial statements.
On January 1, 2013, the Company adopted ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This update requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is reclassified to a balance sheet account instead of directly to income or expense in the same reporting period. Adoption of this update did not have a material impact on our consolidated financial statements.
In February 2013, the FASB issued ASU 2013-04, Liabilities (Topic 405) - Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date. The objective of this update is to provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Adoption of this update is not expected to have a material impact on our consolidated financial statements.
In June 2013, the FASB issued ASU 2013-08, Financial Services - Investment Companies: Amendments to the Scope, Measurement, and Disclosure Requirements ("ASU 2013-08"). In general, the amendments of this ASU: (i) revise the definition of an investment company; (ii) require an investment company to measure non-controlling ownership interests in other investment companies at fair value rather than using the equity method of accounting; and (iii) require information to be disclosed concerning the status of the entity and any financial support provided, or contractually required to be provided, by the investment company to its investees. ASU 2013-08 is effective for interim and annual periods that begin after December 15, 2013 and early application is prohibited. As the FASB has decided to retain the current U.S. GAAP scope exception from investment company accounting and financial reporting for real estate investment trusts, the adoption of this ASU will not have a material impact on the Company's consolidated financial statements.

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES – continued

In July 2013, the FASB issued ASU 2013-10, Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes (a consensus of the FASB Emerging Issues Task Force) (“ASU 2013-10”). The amendments of this ASU apply to all entities that elect to apply hedge accounting of the benchmark interest rate under Derivatives and Hedging (FASB Accounting Standards Codification Topic 815). ASU 2013-10 permits the Federal Funds Effective Rate (also referred to as the Overnight Index Swap Rate, or OIS) to be used as a U.S. benchmark interest rate for hedge accounting purposes in addition to the interest rates on direct Treasury obligations of the U.S. government and London Interbank Offered Rate. ASU 2013-10 was effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. Adoption of ASU 2103-10 is not expected to have a material impact on the Company's consolidated financial statements.

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013

NOTE 3 – MORTGAGE INVESTMENTS, LOAN PARTICIPATIONS AND LOAN SALES
Lien Priority
Except in limited circumstances, our mortgage loans are collateralized by first deeds of trust (mortgages) on real property and generally include a personal guarantee by the principals of the borrower and, often times, the loans are secured by additional collateral. As of June 30, 2013, there were no third-party loans that were superior to our lien position on our existing loan portfolio. As of December 31, 2012, there was an outstanding third-party loan totaling $17.7 million and a capital lease obligation of approximately $3.1 million secured by a portion of our collateral that was superior to our lien position on one of our loans with an outstanding principal and accrued interest balance of $51.9 million. During the six months ended June 30, 2013, we took title to the underlying assets through a deed-in-lieu of foreclosure and assumed the related third-party loan and capital lease obligation, which totaled approximately $24.7 million and $1.3 million ,respectively, as of the date of acquisition.
Lending Activities
Given the non-performing status of the majority of the loan portfolio, there has been limited loan activity during the six months ended June 30, 2013. During the six months ended June 30, 2013, we originated one loan in the amount of $1.1 million relating to the financing of a portion of the sale of certain REO assets.  At June 30, 2013, the average principal and interest balance for our seven loans was $4.6 million, as compared to $13.9 million for our nine loans at December 31, 2012. A roll-forward of loan activity during the six months ended June 30, 2013 is as follows (in thousands):

	Principal Outstanding	Interest Receivable	Valuation Allowance	Carrying Value
Balances at December 31, 2012	$124,048	$849	$(51,600)	$73,297

Additions:
Principal fundings - cash	471	—	—	471
Principal fundings - asset sale financing	1,085	—	—	1,085
Revenue recognized in excess of cash received	—	374	—	374
Reductions:
Principal repayments	(7,664)	(98)	—	(7,762)
Recovery of allowance for credit losses	—	—	6,700	6,700
Foreclosures/transfers to Real Estate Owned	(87,032)	—	26,907	(60,125)
Balances at June 30, 2013	$30,908	$1,125	$(17,993)	$14,040

As of June 30, 2013, we had two performing loans with an average outstanding principal and interest balance of $3.2 million and a weighted average interest rate of 12.5%. At December 31, 2012, we had two performing loans with an average outstanding principal and interest balance of $2.7 million and a weighted average interest rate of 12.7%. As of June 30, 2013 and December 31, 2012, the valuation allowance represented 56.2% and 41.3%, respectively, of the total outstanding loan principal and interest balances. We did not sell any loans during the three months ended June 30, 2013.

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013

NOTE 3 – MORTGAGE INVESTMENTS, LOAN PARTICIPATIONS AND LOAN SALES – (continued)

Loan Maturities
The outstanding principal and interest receivable balances of our mortgage loans, net of the valuation allowance, as of June 30, 2013, have scheduled maturity dates within the next several quarters as follows (dollars in thousands) :

Quarter	Outstanding Balance	Percent	# of Loans
Matured	$25,724	80.3%	5
Q3 2013	5,183	16.2%	1
Q2 2014	1,126	3.5%	1
Total Principal and Interest	32,033	100%	7
Less: Valuation Allowance	(17,993)

Net Carrying Value	$14,040
From time to time, we may extend a mortgage loan's maturity date in the normal course of business. Accordingly, repayment dates of the loans may vary from their currently scheduled maturity date. If the maturity date of a loan is not extended, we classify and report the loan as matured. Given the non-performing status of the majority of the loan portfolio, the sustained depression of real estate values and lack of available takeout financing, we do not expect the payoffs to materialize for our legacy loans, particularly for loans past their respective maturity date. We may find it necessary to foreclose, modify, extend, make protective advances or sell such loans in order to protect our collateral, maximize our return or generate additional liquidity. We did not modify any loans during the six months ended June 30, 2013.

Loans in Default
We continue to experience loan defaults as a result of depressed real estate market conditions and lack of takeout financing in the marketplace. A summary and roll-forward of activity of loans in default from December 31, 2012 through June 30, 2013 follows (dollars in thousands):

	Principal Outstanding	Accrued Interest Receivable	Valuation Allowance	Net Carrying Value	# of Loans
Balances at December 31, 2012	$119,015	$401	$(51,600)	$67,816	7
Reductions:
Principal repayments	(6,660)	—	—	(6,660)	—
Recovery of allowance for credit losses	—	—	6,700	6,700	—
Loans removed from default - foreclosure	(87,032)	—	26,907	(60,125)	(2)

Balances at June 30, 2013	$25,323	$401	$(17,993)	$7,731	5

Five of the seven of the loans that were in default at December 31, 2012 remained in default status as of June 30, 2013. During the six months ended June 30, 2013, we took title to the assets with a carrying value of $60.1 million relating to two loans that were in default as December 31, 2012 via a deed-in-lieu of foreclosure.
We are currently exercising enforcement action which we believe could lead to foreclosure upon four of the five loans in default at June 30, 2013. We are continuing to work with the borrower with respect to the remaining one loan in default in order to seek to maintain the entitlements on the related project and, thus, the value of our existing collateral. While we expect to complete the foreclosure process on the majority of such loans over the next six to nine months, the timing of foreclosure on these loans is dependent on several factors, including applicable states statutes, potential bankruptcy filings by the borrowers, our ability to negotiate a deed-in-lieu of foreclosure and other factors.

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013

NOTE 3 – MORTGAGE INVESTMENTS, LOAN PARTICIPATIONS AND LOAN SALES – (continued)

At June 30, 2013, all loans in default were also in non-accrual status. In addition, as of June 30, 2013 and December 31, 2012, interest receivable recorded on such loans prior to being placed in non-accrual status totaled $0.4 million for each period, respectively, and is included in mortgage loans held for sale on the accompanying condensed consolidated balance sheet.
No interest income was recognized on non-accrual loans on a cash or accrual basis during the six months ended June 30, 2013 or 2012. In addition, borrower concentrations, geographic concentrations of our loan portfolio, related loan classifications and end-user categories have not materially changed since December 31, 2012, except as a result of foreclosures.
NOTE 4 – OPERATING PROPERTIES AND REAL ESTATE HELD FOR DEVELOPMENT OR SALE
Operating properties and REO assets consist primarily of properties acquired as a result of foreclosure or purchase and are reported at the lower of cost or fair value, less estimated costs to sell the property. Under GAAP, the foreclosure of a loan and the recording of REO assets are deemed to be a conversion of a monetary asset to a long-lived asset. Further, such assets are valued at fair value at the foreclosure date and this fair value becomes the new basis for financial reporting purposes. REO assets are reported as either held for development or held for sale, depending on whether we plan to develop such assets prior to selling them or sell them immediately.
At June 30, 2013, we held total operating properties and REO assets of $204.2 million, of which $47.5 million were held for development, $52.1 million were held for sale, and $104.6 million were held as operating properties. A roll-forward of REO from December 31, 2012 to June 30, 2013 is as follows (dollars in thousands):

	Operating Properties	# of Projects	Held for Development	# of Projects	Held for Sale	# of Projects	Total Net Carrying Value
Balances at December 31, 2012	$21,915	2	$43,006	17	$54,050	23	$118,971

Additions:
Net principal carrying value of loans foreclosed	52,395	2	7,730	1	—	0	60,125
Fair value adjustment of assets acquired through foreclosure (1)	30,739	—	—	—	—	0	30,739
Other receivables transferred	493	—	—	—	—	0	493
Property taxes assumed on loans foreclosed	—	—	27	—	—	0	27
Capital costs additions	8	—	773	—	55	0	836

Reductions :
Cost of Properties Sold	—	—	(888)	—	(5,149)	(3)	(6,037)
Depreciation	(977)	—	—	—	—	0	(977)
Transfers, net	—	—	(3,113)	(3)	3,113	3	—
Balances at June 30, 2013	$104,573	4	$47,535	15	$52,069	23	$204,177

(1)
Amount represents the step-up in basis to the estimated fair value of the assets received as of the date of acquisition based on appraisals received for such assets. The stepped up basis reflects the approximate balances of certain liabilities assumed upon foreclosure including a mortgage note payable of approximately$24.7 million, a capital lease obligation of approximately $1.3 million, and accounts payable and accrued liabilities of $3.4 million. The appraised values of such assets were equal to or in excess of the new assets recorded.

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013

NOTE 4 – OPERATING PROPERTIES AND REAL ESTATE HELD FOR DEVELOPMENT OR SALE- continued

Operating properties includes depreciable building and improvements, furniture, fixtures and equipment, and tenant improvements with balances totaling $60.6 million, net of accumulated depreciation and amortization of $5.7 million
On May 14, 2013, the Company, through various subsidiaries, completed the acquisition of certain assets and assumption of certain related liabilities (the “Sedona Assets”), pursuant to an agreement dated March 28, 2013, as amended and restated (the “Sedona Agreement”), with one of the Company's borrowers and certain subsidiaries and affiliates (collectively, the “Borrowers”) in full satisfaction of certain mortgage loans held by the Company with a net carrying value of approximately $60.2 million as of December 31, 2012, and for the purpose of releasing the Borrowers from further liability under the loans and guarantees, subject to certain post-closing conditions and limitations. The primary Sedona Assets include the following:

•
certain real property, including all improvements thereon, including two operating hotels located in Sedona, Arizona, subject to a pre-existing primary first mortgage lien and capital lease obligation, which totaled approximately $24.7 million and $1.3 million, respectively, as of May 14, 2013;

•	various leasehold and other interests in multiple leases relating primarily to the operations of the hotels; and

•	a 28-lot residential subdivision located in Sedona, Arizona.

In connection with the recording of the deed-in-lieu of foreclosure, we recorded the assets and liabilities on a gross basis at their estimated fair values based on appraisals received for such assets, but not in excess of our net basis in the loans. This included property, plant and equipment with a carrying value of approximately $91.4 million, as well as a mortgage note payable of approximately $24.7 million, a capital lease obligation of approximately $1.3 million, and accounts payable and accrued liabilities of $3.4 million. The appraised values of such assets were equal to or in excess of the new assets recorded.
Of the assets acquired in the transaction, the operating hotels are classified as operating properties in our hospitality and entertainment segment, while the 28-lot residential subdivision is classified as real estate held for development.
The Sedona Assets contributed approximately $3.0 million to hospitality and entertainment revenue and $0.1 million to pre-tax net income for the period from May 14, 2013 (the date of acquisition) through June 30, 2013. The following table presents estimated unaudited pro forma information, including debt service amounts for long-term debt and capital leases other than interest attributable to loans payable to us, as if the acquisitions during the three and six months ended June 30, 2013 had been consummated on January 1, 2012.

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2013	2012	2013	2012
Pro forma revenue	$8,151	$7,184	$14,079	$12,260
Pro forma net income (loss)	$(2,067)	$(5,794)	$(7,707)	$(14,326)
During the six months ended June 30, 2013we sold five REO assets (or portions thereof) for $6.7 million (net of selling costs), of which we financed $1.1 million, for a net gain on sale of approximately $0.7 million. During the six months ended June 30, 2012, we sold six REO assets for $15.9 million (net of selling costs), of which we financed $5.5 million, for a gain of $0.2 million. All REO asset sales for the six months ended June 30, 2013 qualified for full accrual recognition. All REO asset sales for the six months ended June 30, 2012 qualified for full accrual recognition except for one asset sale. Because the buyer did not provide the minimum required initial investment for the one 2012 sale, full gain recognition was not allowed under GAAP so we applied the installment method of accounting for this transaction. This resulted in recognized gain of $0.1 million and a deferred gain of $0.2 million as of June 30, 2012.

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013

NOTE 4 – OPERATING PROPERTIES AND REAL ESTATE HELD FOR DEVELOPMENT OR SALE- continued

The nature and extent of future capitalized costs for REO held for development depends on the level of development undertaken, the number of additional foreclosures and other factors. While our assets are generally available for sale, we continue to evaluate various alternatives for the ultimate disposition of these investments, including partial or complete development of the properties prior to sale or disposal of the properties on an as-is basis. During the six months ended June 30, 2013, we reclassified three REO assets from held for development status to held for sale based on our present intention to dispose of such assets within one year and current active marketing efforts. There were no material changes with respect to REO classifications or planned development during the three months ended June 30, 2013 other than as a result of REO asset sales and foreclosures. As discussed in more detail in note 7, we strategically defaulted on the terms of a note payable obligation totaling $5.2 million, which is secured by certain assets classified as real estate held for development totaling approximately $4.8 million as of June 30, 2013. In addition, we strategically defaulted on the terms of a CFD obligation totaling $3.7 million, which is secured by certain assets classified as real estate held for sale totaling approximately $4.9 million as of June 30, 2013. These defaults could result in cross-acceleration of the maturity of such debt or foreclosure on the related assets.

NOTE 5 – PREFERRED EQUITY INVESTMENT AND DERIVATIVE INVESTMENT RECEIVABLE
Preferred Equity Investment
During the six months ended June 30, 2013, we entered into a limited liability agreement to form a joint venture with unrelated parties for the purpose of acquiring a multi-family portfolio comprised of 14 apartment communities across six states, which will be managed by a third party, national firm, specializing in multi-family assets. Under the terms of the joint venture agreement, we contributed $15 million through one of our wholly-owned subsidiaries that holds the status of a preferred member. Another of our wholly-owned subsidiaries contributed no capital, but serves as a limited guarantor member on the senior indebtedness of the joint venture that is secured by the acquired operating properties. No other capital contributions are required by us. A non-IMHFC member will serve as the managing member of the joint venture. Our preferred member interest is secured by the other non-IMHFC members’ interest in each of the single member LLC’s that hold title to real property owned by each respective LLC.
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

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013

NOTE 5 – PREFERRED EQUITY INVESTMENT AND DERIVATIVE INVESTMENT RECEIVABLE - continued

A summary of unaudited financial statement data for the joint venture as of and for the period from inception (February 28, 2013) through June 30, 2013 follows (amounts in thousands):

Balance Sheet Data	As of and For Period Ended June 30, 2013
Assets:	(unaudited)
Investment in real estate, net	$130,631
Cash, cash equivalents and restricted cash	7,105
Receivables and other assets	6,296

Total assets	$144,032

Liabilities:
Mortgage payable to bank	$120,305
IMHFC Preferred Member Interest recognized as a liability	13,352
Derivative exit fee liability	2,249
Accounts payable, accrued and other liabilities	6,846

Total liabilities	142,752

Members' Equity	1,280

Total liabilities and members' equity	$144,032

Statement of Operations Data	Period Ended June 30, 2013
Revenue:	(unaudited)
Total rents and other income	$9,328

Expenses:
Acquisition costs	12,503
Total operating expenses	5,051
Depreciation and amortization	1,021
Interest Expense - Primary Lender	2,720
Interest Expense - IMHFC Preferred Member Interest	803
Total expenses	22,098

Net loss	$(12,770)
Accounting for Preferred Equity Investment
As a result of the passive nature of this investment by us, the mandatory redemption feature of the investment, the defined preferred return, and other repayment and security features of the investment, the investment is being accounted for as a debt security investment held to maturity, whereby we are recording the 15% annual preferred return over the term of the investment period using the effective interest method. Similarly, the deferred origination

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013

NOTE 5 – PREFERRED EQUITY INVESTMENT AND DERIVATIVE INVESTMENT RECEIVABLE - continued

fees, net of direct costs are being amortized over the term of the investment using the effective interest method as an adjustment to yield.

In addition, as described above, we are further entitled to an exit fee equal to the greater of 4% of our original investment or 1.5% of the fair market value of the portfolio assets of the joint venture at the two year preferred equity redemption date. At the date of execution of the agreement, we estimated that the fair market value of the underlying assets to be approximately $190 million at the redemption date. We then discounted the computed exit fee using a discount rate of 12%. Accordingly, we recorded the exit fee as a derivative investment receivable in the accompanying condensed consolidated balance sheet as of June 30, 2013 in the amount of $2.25 million. The offsetting amount was treated as a discount on the investment which is being amortized as an adjustment to investment income over the term of the investment using the effective interest method.
A reconciliation of the preferred equity investment as of June 30, 2013 follows (in thousands):

Preferred Equity Investment	$15,000
Less: exit fee discount	(2,250)
Accrued preferred return	219
Amortization of exit fee discount	383
Preferred Member Interest per joint venture	13,352
Add: additional investment basis (1)	169
Total preferred equity investment	$13,521

(1)	Amount represents unamortized costs incurred and paid directly by us relating to our investment in the preferred equity investment.

Derivative Investment Receivable
As described above, we recorded a derivative asset resulting from this transaction in the amount of $2.25 million at the origination date based on the estimated gross fair value as of the derivative investment. As of June 30, 2013, we applied a similar methodology to estimate the fair market value of the portfolio assets and recorded no gain or loss on the fair value of the derivative investment. This is our only derivative investment and we do not anticipate the volume of our derivative investments to be significant.

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013

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
Similarly, REO assets that are classified as held for sale are measured at the lower of carrying amount or fair value, less cost to sell. REO assets that are classified as operating properties or as held for development are considered “held and used” and are evaluated for impairment when circumstances indicate that the carrying amount exceeds the sum of the undiscounted net cash flows expected to result from the operation or development and eventual disposition of the asset.  If an asset is considered impaired, an impairment loss is recognized for the difference between the asset's carrying amount and its fair value. If we elect to change the disposition strategy for our real estate held for development, and such assets were deemed to be held for sale, we would likely record additional impairment charges, and the amounts could be significant. See our consolidated audited financial statements in our previously filed Annual Report on Form 10-K for the year ended December 31, 2012 for a detailed description of the summary of the procedures performed and assumptions utilized in connection with our impairment analysis of real estate owned assets as of and for the year ended December 31, 2012.

We periodically engage independent third-party valuation firms and other consultants to assist with our analysis of fair value of the collateral supporting our loans and REO. In the absence of updated third party valuations, we review and update valuation assumptions and perform other in-house analysis using available market participant data to determine fair value at the reporting date.
During the period ended June 30, 2013, we performed both a macro analysis of market trends and economic estimates, as well as a detailed analysis on selected significant loan and REO assets. As described more fully below, market confidence appears to continue to improve in numerous markets in which our assets are located as evidenced by some improvement in sales activity and pricing. Based on various market sources reviewed, while economic activity continued to increase at a moderate rate and private-sector employment expanded further in the second quarter, construction activity remained at a relatively low level, and demand continued to be restrained by tight credit standards for mortgage loans. While starts of new single-family homes reflected a net decline during the second quarter, new housing permits rose overall, suggesting gains in construction in the coming months. Overall, current economic activity indicates a positive, albeit moderate improvement from such indications provided as of
December 31, 2012.

During the second quarter, the Federal Reserve continued discussions of its strategy for the eventual normalization of the stance of monetary policy and concluded that the focus will continue to be on providing appropriate monetary accommodation to promote a stronger recovery in the context of price stability until economic and financial developments dictate a change is necessary. As such, we expect housing demand and real estate in general to continue to improve slightly over the short-term, but do not expect that it will likely improve substantially until the general economy strengthens, the housing market shows a longer trend of ongoing recovery, and a clear fiscal policy is defined by the administration.

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013

NOTE 6 – FAIR VALUE – (continued)

The following is a summary of the procedures performed in connection with our fair value analysis of loans and REO assets as of and for the six months ended June 30, 2013:

1.
We reviewed the status of each of our loans to ascertain the likelihood that we will collect all amounts due under the terms of the loans at maturity based on current real estate and credit market conditions.

2.
We reviewed the status and disposition strategy of each of our REO assets to determine whether such assets continue to be properly classified as held for sale, held for development or as operating properties as of the reporting date.

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

4.
For the period ended June 30, 2013, except as noted in step 5 below, given the lack of significant change in overall general market conditions since December 31, 2012, we performed an analysis to determine whether there were any indications of a material increase or decrease in the value of the underlying collateral of loans and REO assets since the completion of our detail analysis completed during the year ended December 31, 2012. This analysis included a review and update of current market participant activity, overall market conditions, our direct knowledge of local market activity affecting the project, as well as other market indicators obtained through our asset management group and various third parties. Our asset-specific analysis focused on the higher valued assets of our total loan collateral and REO portfolio. We considered the results of our analysis and the potential valuation implication to the balance of the portfolio based on similar asset types and geographic location.

5.
In connection with the acquisition of certain assets via deed-in-lieu of foreclosure that occurred during the quarter ended June 30, 2013 (as disclosed in note 4), we ordered updated valuation reports from independent third-party valuation firms for the three portions of significant collateral acquired in the foreclosure, specifically for the hotel operations acquired and the 28-lot residential subdivision located in Sedona, Arizona. This resulted in a reduction of the related reserves by $6.7 million of which $2.4 million was recognized during the quarter ended March 31, 2013 and $4.3 million during the quarter ended June 30, 2013.

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

Based on our analysis, generally the valuation approach taken and assumptions utilized with respect to each asset at December 31, 2012 remained applicable at June 30, 2013, except for those assets subject to a recent bona fide written third-party offer to buy our loan or REO asset, and for those assets subject to recent third-party valuation which reflected improved operations and market conditions in hospitality related assumptions, and improved pricing and absorption assumptions for the residential real estate portion resulting in increased values. See our previously filed Annual Report on Form 10-K for the fiscal year ended December 31, 2012 for a summary of the key assumptions and valuation methodologies utilized to derive fair value.

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013

NOTE 6 – FAIR VALUE – (continued)

June 30, 2013 Selection of Single Best Estimate of Value
As previously described, we have historically obtained periodic valuation reports from third-party valuation specialists, consultants and/or from our internal asset management departments for the underlying collateral of our loans and REO held for sale. The results of our valuation efforts generally provide a range of values for the collateral valued rather than a single point estimate because of variances in the potential value indicated from the available sources of market participant information. The selection of a value from within a range of values depends upon general overall market conditions as well as specific market conditions for each property valued and its stage of entitlement or development. In addition to third-party valuation reports, we utilize recently received bona fide purchase offers from independent third-party market participants that may be outside of the range of values indicated by the third-party specialist report. In selecting the single best estimate of value, we consider the information in the valuation reports, credible purchase offers received, as well as multiple observable and unobservable inputs.
Valuation Conclusions
Based on the results of our evaluation and analysis, we recorded a non-cash recovery of credit losses on our loan portfolio in the amount of $4.3 million and $6.7 million during the three and six months ended June 30, 2013, respectively, relating specifically to the improved value for the hotel operations and residential lots acquired through foreclosure as previously described. The improved value was reflective of improved operating results and improved market conditions for the hospitality sector and the pricing and absorption assumptions for the residential lots as it pertains to the related assets. In addition, we recorded cash recoveries of credit losses of $0.7 million and
$0.9 million during the three and six months ended June 30, 2013, respectively,relating to cash collections from certain guarantors for which an allowance for credit loss had been previously recorded. Also, as described in note 5, we recorded no gain or loss resulting from the fair value analysis of our derivative investment.

As of June 30, 2013, the loan valuation allowance totaled $18 million, representing approximately 56.2% of the total outstanding loan principal and interest balances. As of December 31, 2012, the allowance for credit loss totaled $51.6 million, representing 41.3% of the total outstanding loan portfolio principal and interest balances. With the existing valuation allowance recorded as of June 30, 2013, we believe that, as of that date, the fair value of the underlying collateral of our loans is adequate in relation to the net carrying value of loan principal and accrued interest and that no additional valuation allowance is considered necessary.
While the above results reflect management’s assessment of the fair value of our real estate assets as of June 30, 2013 and December 31, 2012 based on currently available data, we will continue to evaluate our loans and real estate assets in the remaining quarters of 2013 and beyond to determine the adequacy and appropriateness of the valuation allowance. Depending on market conditions, such updates may yield materially different values and potentially increase or decrease the valuation allowance for loans or impairment charges for REO assets.
Valuation Categories
Generally, all of our mortgage loans, REO held for sale and derivative investment are valued using significant unobservable inputs (Level 3) obtained through management review and analysis or third party appraisals, except for such assets for which third party offers were used, which are considered Level 2 inputs. Changes in the use of Level 3 valuations are based solely on whether we utilized third party offers for valuation purposes. Our mortgage loans, REO held for sale and derivative investment are measured at fair value on a nonrecurring basis based upon the lowest level of significant input to the valuation although no net losses were recorded during the six months ended June 30, 2013 or 2012. There were no other assets that were measured at fair value using Level 1 or Level 2 inputs for which any losses were recorded during the six months ended June 30, 2013 or 2012.

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013

NOTE 7 – DEBT, NOTES PAYABLE AND SPECIAL ASSESSMENT OBLIGATIONS
A roll-forward of notes payable and related obligations from December 31, 2012 to June 30, 2013 is as follows, in thousands:

Balance at December 31, 2012	$72,510

Additions:
Note Payable assumed in foreclosure	24,712
Note additions	10,150
Deferred Interest on Convertible Notes Payable	1,452
Accretion of discount	1,002

Reductions:
Repayments	(1,216)

Balance at June 30, 2013	$108,610
Interest expense for the three months ended June 30, 2013 and 2012 was $4.7 million and $3.8 million, respectively. Interest expense for the six months ended June 30, 2013 and 2012 was $8.7 million and $7.2 million, respectively.
Convertible Notes Payable/Exit Fee Payable
As more fully described in our Form 10-K for the year ended December 31, 2012, on June 7, 2011, we entered into and closed funding of a $50.0 million senior secured convertible loan with NW Capital. The loan matures on June 6, 2016 and bears contractual interest at a rate of 17% per year.
The lender, at its sole option, may make an annual election to defer a portion of interest due representing 5% of the total accrued interest amount, with the balance (12)% payable in cash. The lender made such an election for the years ended December 31, 2012 and 2013. Deferred interest is capitalized and added to the outstanding loan balance on a quarterly basis. As of June 30, 2013, deferred interest added to the principal balance of the convertible note totaled $8.9 million, of which $1.5 million was added during the six months ended June 30, 2013. Interest is payable quarterly in arrears on the first of each January, April, July and October during the term of the loan.
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
As of June 30, 2013, the unamortized discount totaled approximately $6.5 million and the amortized discount added to the principal balance of the convertible note totaled approximately $4.0 million of which $1.0 million was added during the six months ended June 30, 2013.
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

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013

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
Other Notes Payable Activity
As described in note 4, during the six months ended June 30, 2013, we assumed a note payable in the amount of $24.7 million from a bank in connection with a deed-in-lieu of foreclosure that closed on May 14, 2013, that is secured by one of the hotel operating properties with a gross asset basis of approximately $83.6 million at June 30, 2013. The note payable bears annual interest of 12%, with required monthly payments of principal and interest and the outstanding principal due at maturity. The note matures on March 28, 2014.
During the six months ended June 30, 2013, we secured financing of $10 million from Canpartners that is secured by certain REO assets with a carrying value of $24.0 million at June 30, 2013. The note payable bears annual interest of 12%, with required monthly payments of interest and the outstanding principal due at maturity. The note matures in February 2014 and may be extended for two additional six month terms. Under the terms of the loan, we are required to maintain a minimum $5.0 million balance of cash and cash equivalents. A portion of the proceeds was used to repay an existing note payable of $0.9 million. We obtained approval from NW Capital in connection with this financing.
In connection with our proposed development to construct a multifamily housing development in Apple Valley, Minnesota, during the six months ended June 30, 2013, we entered into, among other agreements, a business subsidy agreement and related loan agreement dated March 29, 2013 with the Apple Valley Economic Development Authority (EDA). Under the terms of the business subsidy agreement, the EDA has agreed to advance to us up to $1.1 million in the form of a loan. The amount of the loan shall not exceed the amount received from Dakota County for the statutory penalty and interest on special assessment taxes, which were assessed in the tax years 2007 through 2011, for which we have recorded a liability. If we complete the development project as intended no later than December 31, 2015, and certain other conditions are satisfied, and no event of default occurs, the EDA shall forgive the loan in its entirety. The loan bears interest at the rate of 6.0% per annum and shall accrue until the loan is satisfied or paid in full. If we do not meet the specified goals, the loan and all accrued unpaid interest must be repaid on or before December 31, 2016. In addition, under the agreement, we are not allowed to sell, transfer or otherwise convey all or part of the property for a period of five years following completion without the prior written consent of EDA. As of June 30, 2013, the total amount advanced to us under the loan agreement was $0.2 million.

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013

NOTE 7 – DEBT, NOTES PAYABLE AND SPECIAL ASSESSMENT OBLIGATIONS – continued

Under the terms of a previous settlement agreement, we executed two noninterest bearing promissory notes totaling $5.3 million secured by certain REO assets with a carrying value of $4.8 million at June 30, 2013. The notes matured on December 31, 2012. Due to the non-interest bearing nature of the loans, in accordance with applicable accounting guidance, we imputed interest on the notes at our incremental borrowing rate of 12% per annum and recorded the notes net of the discount. The discount was amortized to interest expense over the term of the notes. At June 30, 2013 and December 31, 2012, the net principal balance of the notes payable was $5.2 million. During the year ended December 31, 2012, we defaulted for strategic reasons on the terms of an agreement related to the loan, which resulted in an acceleration of the maturity date of such debt. The note bears interest at the default rate of 10% per annum. During the six months ended June 30, 2103, we incurred default interest expense of $0.3 million and have outstanding accrued interest totaling $0.8 million as of June 30, 2013. The lender filed a notice of delinquency and a notice of trustee sale was scheduled for June 12, 2012. The subsidiary that owns these assets was placed into bankruptcy which stayed the trustee sale. In addition, since this strategic default and bankruptcy constituted an event of default under the NW Capital loan, management obtained a waiver from NW Capital regarding this action. Subsequent to June 30, 2013, the bankruptcy court rejected our proposed plan of reorganization and lifted the stay on the trustee sale. Management is currently evaluating options. The related REO asset is currently stated at its net realizable value. Should the creditor take title to the REO asset as a result of the lift of the stay of the trustee sale, the carrying value of the REO will be charged to operations and the debt obligation will be credited to operations to the extent it is legally defeased by such action.
During the year ended December 31, 2012, we entered into a note payable with a bank in the amount of $0.85 million in connection with the acquisition of certain land situated adjacent to another property owned by us. The note payable is secured by the land purchased, bears interest at the annual rate of 4% and was to mature in September 2015. We obtained approval from NW Capital for this new indebtedness. The note required interest only payments through September 2013, with principal and interest payments commencing in October 2013 through maturity. The note payable was repaid using proceeds from the $10.0 million financing secured during the six months ended June 30, 2013.
CFD and Special Assessment Obligations
We have recorded certain obligations assumed for the allocated share of CFD special revenue bonds and special assessments totaling approximately $5.7 million as of June 30, 2013 secured by certain real estate acquired through foreclosure in prior years. These obligations are described below.
One of the CFD obligations had an outstanding balance of approximately $3.7 million as of June 30, 2013 and December 31, 2012 and has an amortization period that extends through April 30, 2030, with an annual interest rate ranging from 5% to 6%. The CFD obligation is secured by certain real estate held for sale consisting of 171 acres of unentitled land located in Buckeye, Arizona which has a carrying value of approximately $4.9 million at June 30, 2013. As disclosed in our report on Form 10-K for the year ended December 31, 2012, we have defaulted for strategic reasons on the obligation payment due and the taxing authority has since filed a notice of potential sale of the related real estate. Such real estate assets are owned by a wholly owned subsidiary of the Company, which was placed into bankruptcy. Management has engaged the appropriate advisors and is currently working towards a resolution of this issue. In addition, since this strategic default and bankruptcy constituted an event of default under the NW Capital loan, management obtained a waiver from NW Capital regarding this action.
The other obligations are comprised of a series of special assessments that collectively had an outstanding balance of approximately $2.0 million and $2.3 million as of June 30, 2013 and December 31, 2012, respectively. The CFD obligations have amortization periods that extend through 2022, with annual interest rates ranging from 6% to 7.5%. The CFD obligations are secured by certain real estate held for development consisting of 15 acres of unentitled land located in Dakota County, Minnesota which has a carrying value of approximately $5.7 million at June 30, 2013. Such real estate assets are owned by a wholly-owned subsidiary of the Company. During the six months ended June 30, 2013, we made a principal repayment totaling $0.3 million in connection with the sale of certain lots to the municipality.
The responsibility for the repayment of these CFD and special assessment obligations rests with the owner of the property and, accordingly, will transfer to the buyer of the related real estate upon sale. Accordingly, management does not anticipate that these obligations will be paid in their entirety by the Company. Nevertheless, these CFD obligations

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013

NOTE 7 – DEBT, NOTES PAYABLE AND SPECIAL ASSESSMENT OBLIGATIONS – continued

are deemed to be obligations of the Company in accordance with GAAP because they are fixed in amount and for a fixed period of time.
Our debt, notes payable, CFD and special assessment obligations have the following scheduled maturities (in thousands):

Year	Amount
Past due and in default	$8,919
2013	418
2014	34,850
2015	232
2016	63,246
2017	227
Thereafter	718
Total	$108,610

NOTE 8 – CAPITAL LEASE OBLIGATIONS
In connection with our acquisition of the hotel operating properties via deed-lieu-of-foreclosure (as described in note 4), we assumed certain capital lease obligations related to the hotel operations. The primary capital lease obligation relates to the leasing of a 28-room hotel complex located adjacent to one of the owned hotels. The lease requires monthly lease payments of approximately $9,800 and extends through December 2040, which approximates the estimated useful life of the property. Using an imputed annual rate of 9% (our estimated incremental borrowing rate), we recorded a capital lease obligation of $1.3 million at the date of acquisition. The remaining leases relate to certain equipment which are approximately three years in term and contain bargain purchase options at the end of the lease term.
A summary of minimum lease payments required under these capital leases follows (in thousands):

Year	Minimum Lease Payments
2013	$118
2014	150
2015	120
2016	118
2017	118
Thereafter	2,706
3,330
Less: interest portion (9%)	(2,051)
Capital lease obligation	$1,279

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013

NOTE 9 — SHARES, SHARE-BASED COMPENSATION AND EARNINGS PER SHARE
Shares of Common Stock, Class B Common Stock, Class C Common Stock and Class D Common Stock share proportionately in our earnings and losses. There are no shares of the Class D common stock outstanding as of June 30, 2013. There were no changes in the classes of stock or in the number of shares of authorized or outstanding shares during the period ended June 30, 2013.
Share-Based Compensation
As of June 30, 2013, approximately 768,000 stock options were outstanding and there were 432,000 shares available for future grants under our 2010 Stock Option Plan. Approximately 65,000 options vested and none were exercised during the six months ended June 30, 2013. In addition, approximately 13,000 options were forfeited during the six months ended June 30, 2013. Net stock-based compensation expense relating to these options was $0.1 million for the three months ended June 30, 2013 and 2012, respectively. Net stock-based compensation expense relating to these options was $0.3 million for the six months ended June 30, 2013 and 2012, respectively. We did not receive any cash from option exercises during the three months ended June 30, 2013 or 2012. As of June 30, 2013, there was approximately $0.7 million of unrecognized compensation cost related to non-vested stock option compensation arrangements granted under the 2010 Stock Option Plan that is expected to be recognized as a charge to earnings over a weighted-average period of 1.3 years .
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
Due to the losses for the three and six months ended June 30, 2013 and 2012, basic and diluted loss per common share were the same, as the effect of potentially dilutive securities would have been anti-dilutive. At June 30, 2013, the only potentially dilutive securities, not included in the diluted loss per share calculation, consist of vested stock options and the NW Capital convertible note payable which is convertible into approximately 6,147,000 shares of Series A Preferred Stock (subject to increase upon NW Capital’s deferral of accrued interest), which are ultimately convertible into the same number of shares of our common stock.  There were no other potentially dilutive securities at June 30, 2013.

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013

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
Unaudited condensed consolidated financial information for our reportable operating segments is summarized as follows (in thousands):

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013

NOTE 10 – SEGMENT INFORMATION - continued

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Income Statement Items	(unaudited)		(unaudited)
Total Revenue
Mortgage and REO - Legacy Portfolio and Other Operations	$1,053	$307	$1,541	$587
Commercial Real Estate Leasing Operations	394	377	812	806
Hospitality and Entertainment Operations	3,649	586	4,595	989
Corporate and Other	—	35	7	190
Consolidated	$5,096	$1,305	$6,955	$2,572

Expenses
Mortgage and REO - Legacy Portfolio and Other Operations	$(1,026)	$861	$(1,059)	$3,866
Commercial Real Estate Leasing Operations	1,542	566	2,118	1,138
Hospitality and Entertainment Operations	786	981	1,631	1,247
Corporate and Other	6,142	5,046	11,553	10,361
Consolidated	$7,444	$7,454	$14,243	$16,612

Net Loss
Mortgage and REO - Legacy Portfolio and Other Operations	$2,079	$(554)	$2,600	$(3,279)
Commercial Real Estate Leasing Operations	(1,148)	(189)	(1,306)	(332)
Hospitality and Entertainment Operations	2,863	(395)	2,964	(258)
Corporate and Other	(6,142)	(5,011)	(11,546)	(10,171)
Consolidated	$(2,348)	$(6,149)	$(7,288)	$(14,040)

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013

NOTE 10 – SEGMENT INFORMATION - continued

Balance Sheet Items	June 30, 2013	December 31, 2012
	(Unaudited)
Total Assets
Mortgage and REO - Legacy Portfolio and Other Operations	$132,005	$172,046
Commercial Real Estate Leasing Operations	18,960	19,613
Hospitality and Entertainment Operations	90,185	2,672
Corporate and Other	14,125	26,683
Consolidated	$255,275	$221,014

Notes Payable and Special Assessment Obligations
Mortgage and REO - Legacy Portfolio and Other Operations	$21,059	$11,251
Commercial Real Estate Leasing Operations	—	850
Hospitality and Entertainment Operations	25,966	—
Corporate and Other	62,864	60,409
Consolidated	$109,889	$72,510

Operating Liabilities
Mortgage and REO - Legacy Portfolio and Other Operations	$4,921	$5,405
Commercial Real Estate Leasing Operations	162	323
Hospitality and Entertainment Operations	2,082	2,171
Corporate and Other	13,566	8,530
Consolidated	$20,731	$16,429

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013

NOTE 11 – COMMITMENTS AND CONTINGENCIES
Contractual Agreements
New World Realty Advisors, LLC
As more fully discussed in note 15 of our previously filed Form 10-K, we have engaged New World Realty Advisors, LLC (“NWRA”) to provide certain consulting and advisory services to us in connection with the development and implementation of an interim recovery and workout plan and long-term strategic growth plan.
NWRA is entitled to various fees under this agreement include, among others, a non-contingent monthly fee of $125,000, plus out-of-pocket expenses, as well as a 10% legacy asset performance fee based on the gross sales proceeds from the sales of legacy assets over their related December 31, 2010 carrying value. During the three months ended June 30, 2013 and 2012, NWRA earned base management fees of approximately $0.4 million for each respective period, which is included in professional fees in the accompanying condensed consolidated statement of operations, and $16,000 and $0.2 million, respectively, in legacy asset performance fees which is included as a component of gain or loss on disposal of assets in the accompanying condensed consolidated statement of operations. During the six months ended June 30, 2013 and 2012, NWRA earned base management fees of approximately $0.8 million for each respective period, which is included in professional fees in the accompanying condensed consolidated statement of operations, and $0.2 million and $0.1 million, respectively, in legacy asset performance fees which is included as a component of gain or loss on disposal of assets in the accompanying condensed consolidated statement of operations. During the three months ended June 30, 2013 and 2012, NWRA earned base management fees of approximately $0.4 million for each respective period, and $0.1 million and $0.1 million, respectively, in legacy asset performance fees which is included as a component of gain or loss on disposal of assets in the accompanying condensed consolidated statement of operations.
ITH Partners, LLC
As more fully discussed in note 15 of our previously filed Form 10-K, we have engaged ITH Partners, LLC (“ITH Partners”) to provide various consulting services, including assistance in strategic and business development matters; performing diligence and analytical work with respect to our asset portfolio; assisting in prospective asset purchases and sales, and other services. The total annual base consulting fee equals $0.8 million plus various other fees based on certain milestones achieved or other occurrences. During the three months ended June 30, 2013 and 2012, we incurred base consulting fees of $0.2 million for each respective period, which is included in professional fees in the accompanying statement of operations. During the six months ended June 30, 2013 and 2012, we incurred base consulting fees of $0.4 million for each respective period, which is included in professional fees in the accompanying statement of operations.
ITH Partners is entitled to a legacy asset performance fee equal to 3% of the positive difference derived by subtracting (i) 110% of our December 31, 2010 valuation mark (the “Base Mark”) of any asset then owned by us from the (ii) the gross sales proceeds, if any, from sales of any legacy asset (on a legacy asset by asset basis without any offset for losses realized on any individual asset sales). During the three months ended June 30, 2013 and 2012, ITH earned legacy asset fees totaling and $43,000 and $30,000, respectively, a portion of which is included as a component of gain or loss on disposal of assets and a portion which is included as an offset in recovery of credit losses in the accompanying consolidated statement of operations. During the six months ended June 30, 2013 and 2012, ITH earned legacy asset fees totaling and $48,000 and $30,000, respectively, a portion of which is included as a component of gain or loss on disposal of assets and a portion which is included as an offset in recovery of credit losses in the accompanying consolidated statement of operations.

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013

NOTE 11 – COMMITMENTS AND CONTINGENCIES - continued

Development Agreements
As more fully discussed in note 15 of our previously filed Form 10-K, during the year ended December 31, 2012, we entered into two development services agreements with a third party developer to manage the development of certain existing real estate. When completed, the projects will consist of a 332-unit multi-family residential housing complex located in Apple Valley, Minnesota and a 600-bed student housing complex in Tempe, Arizona. The terms of each of the development services agreements are very similar in nature. Under each of the agreements, the developer is entitled a predevelopment services fee not to exceed $150,000, a development services fee equal to 3.0% of the total project cost less an agreed-upon land basis, as well a post-development services fee. The post development services fee will consist of a profit participation upon sale of the projects ranging from 7% to 10% of the profit, depending the amount and timing of projects’ completion and sale. During the three months ended June 30, 2013, we paid the third party developer $0.1 million of the predevelopment fees due under these arrangements. During the six months ended June 30, 2013, we paid the third party developer $0.2 million of the predevelopment fees due under these arrangements. Such costs have been capitalized into the basis of the property.
In connection with the development of the residential housing complex located in Apple Valley, Minnesota, during the six months ended June 30, 2013, we entered into a development agreement, development assistance agreement, a business subsidy agreement and other related agreements with the City of Apple Valley and related entities. Under these agreements, subject to completion of the projects by December 2015 and other requirements, we expect to receive up to $6.5 million in tax increment financing over an extended period as well as a business subsidy totaling $1.1 million, of which we have received $0.2 million as of June 30, 2013 (as described in note 7). Also in connection with the overall development, we were required to and completed a sale of certain parcels to the City of Apple Valley for $0.8 million for its development of a common area park adjacent to our planned development.
In addition, during the year ended December 31, 2012, we entered into an agreement with a large Arizona homebuilder to purchase from us and develop certain residential lots under an exclusive lot take-down program over a period of five years beginning in 2013. Under the terms of the agreement, the builder agreed to purchase a minimum of 12 lots during the year ending December 31, 2013. During the three and six months ended June 30, 2013, the builder purchased four lots from us in accordance with the agreement for a combined purchase price of $0.2 million, which exceeded the allocated carrying value of such assets. If the builder does not take down the lots within the scheduled timeframe specified in the agreement, the exclusive option to purchase such lots shall become ineffective.
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
As part of this process and with the intention of protecting or enhancing our interest in our commercial loan and REO assets, we may for strategic reasons take actions, or fail to take actions, that result in a default of obligations relating to the property, some of which obligations may have a security or collateral interest in the subject real estate property.  In some cases, we may be directly liable for certain of these obligations. These actions (or inactions) are intended to protect or enhance our interest in the property and in many cases relate to obligations that were incurred prior to our acquisition of the property and often relate to disputes among the various stakeholders, including the Company, about the amount, timing or priority of the obligations and the appropriate resolution of the various stakeholders' claims, which in many cases will result in less than a full recovery for some or all stakeholders given the distressed state of many of our REO properties.  In conjunction with this strategy, as discussed in note 7, we have placed two of our single asset subsidiaries into bankruptcy to address debt related matters associated with the subsidiaries’ assets which have

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013

NOTE 11 – COMMITMENTS AND CONTINGENCIES - continued

carrying values totaling $9.8 million as of June 30, 2013.
As discussed in note 7, the related debt obligations totaled approximately $8.9 million as of June 30, 2013. In addition, since these actions (or inactions) may constitute events of default under the NW Capital loan, we have obtained and will seek to obtain a waiver in the future from NW Capital, if necessary. The Company believes that it could, if it elected to do so, settle or cure these defaults and we do not believe the losses or costs relating to any such actions pending at June 30, 2013 will result in a material adverse effect on our financial position or results of operations.
Guarantor Recovery
In December 2012, we received a favorable judgment against certain guarantors is connection with their personal guarantees on certain loans on which we have since foreclosed. The amount of the judgment was for a specified principal amount plus accrued default interest at 24% annually computed on such principal amounts from January 5, 2010, which totaled $15.8 million as of June 30, 2013 and $14.8 million as of December 31, 2012. In February 2013, we and the guarantors entered into a stipulation agreement which was converted to a court order. Under the terms of the stipulation, the guarantors consented and agreed to various items including, but not limited to, providing a listing of all related business enterprises in which the guarantors hold an ownership interest for the assignment of such interests to IMH, a cash payment to us of $$0.2 million made in March 2013, and a quit claim deed to a residential property assigned to us, subject to a first lien by a bank and certain other liens.
Due to the uncertainty of the natures and extent of the available assets of the guarantors to pay the judgment amount, we have not recorded recoveries for any amounts due under this judgment, except to the extent we have received assets without contingencies under the judgment and stipulation. In this regard, we recognized $0.2 million during the year ended December 31, 2012 based on the cash payment received in March 2013. We did not record the residential property at the time the quit claim deed was provided in February 2013 because under the terms of the stipulation, we agreed to hold and not record the quit claim deed until the expiration of the Negotiation Period, as defined, which ended in June 2013 when the court seal was lifted. Also, while we were granted a quit claim deed on the residential property, we have not recorded the deed to this asset and have not recorded a recovery related to the estimate fair market value of these assets during the six months ended June 30, 2013 because the quit claim deed was note executed in a proper form and due to the existence of certain questionable liens on the property which make clear title to the property uncertain as of June 30, 2013. Although management believes the quit claim deed will be appropriately modified and such liens will be removed, it has concluded that it would not be proper to record this recovery (contingent gain) until such time that all significant contingencies relating to its ownership and valuation have been resolved.
We are continuing to undertake the necessary steps to evaluate the extent and amount of available assets of the guarantors to enforce the terms of the stipulation and to collect all amounts due under the judgment. However, such amounts are not determinable as of June 30, 2013 and have note been recognized as recovery income in the accompanying condensed consolidated statement of operations. As such, further recoveries under this and other judgments received in our favor will be recognized when realization of the recovery is deemed probable and when all contingencies relating to recovery have been resolved.
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
As we have previously reported, various disputes have arisen relating to the consent solicitation/prospectus used in connection with seeking member approval of the Conversion Transactions. Three proposed class action lawsuits were subsequently filed in the Delaware Court of Chancery (on May 26, 2010, June 15, 2010 and June 17, 2010) against us and certain affiliated individuals and entities. The May 26 and June 15, 2010 lawsuits contain similar allegations, claiming, in general, that fiduciary duties owed to Fund members and to the Fund were breached because, among other

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013

NOTE 11 – COMMITMENTS AND CONTINGENCIES - continued

things, the Conversion Transactions were unfair to Fund members, constituted self-dealing and that the information provided about the Conversion Transactions and related disclosures was false and misleading. The June 17, 2010 lawsuit focuses on whether the Conversion Transactions constitute a “roll up” transaction under the Fund’s operating agreement, and seeks damages for breach of the operating agreement.
The parties in the above-referenced actions were ordered to consolidate the actions for all purposes into a putative class action lawsuit captioned In Re IMH Secured Loan Fund Unitholders Litigation pending in the Court of Chancery in the State of Delaware (“Litigation”). A consolidated class action complaint was filed on December 17, 2010. After defendants filed a motion to dismiss that complaint, the Chancery Court ordered plaintiffs to file an amended complaint.
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
Three separate objections were filed with the Chancery Court. The Chancery Court held a settlement hearing on July 18, 2013 during which it heard, among other things, argument as to the fairness of the settlement and arguments from each objector. Following the settlement hearing held on July 26, 2013, the Court of Chancery in the State of Delaware entered a Final Order and Judgment which approved the terms of the settlement of the Litigation as outlined in the MOU, with slight modifications. IMH's rights and obligations under the settlement and Final Order are contingent upon Final Approval of the settlement. Final Approval will occur at the expiration of the period to file appeals or, if any appeal is filed, upon the final resolution of any appeal. The Exchange Offering and the Rights Offering are required to be initiated within 30 days following Final Approval which, given the potential for appeals, is indeterminable at this time. If no appeals are filed, the offerings could commence before the end of October 2013. However, if any appeals are filed, it may be six to nine months before the offerings can be made. We have vigorously denied, and continue to vigorously deny, that we have committed any violation of law or engaged in any of the wrongful acts that were alleged in the Litigation, but we believe it is in our best interests and the interests of our stockholders to eliminate the burden and expense of further litigation and to put the claims that were or could have been asserted to rest.  As of June 30, 2013 and December 31, 2012, we accrued the payment required of $1.57 million, as well as the offsetting related anticipated insurance proceeds, which have been deposited into settlement escrow accounts. In addition, due to the

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013

NOTE 11 – COMMITMENTS AND CONTINGENCIES - continued

significance of the anticipated settlement and related costs, we have separately identified such costs in the accompanying consolidated statement of operations. Such amounts consist primarily of legal, accounting and other professional fees incurred in connection with the settlement, including costs surrounding the proposed Rights Offering and Exchange Offering.
During the three months ended June 30, 2013 and 2012, we recorded settlement related costs of $0.8 million and $0.3 million, respectively, relating primarily to legal fees incurred in connection with the settlement. During the six months ended June 30, 2013 and 2012, we recorded settlement related costs of $1.1 million and $0.6 million, respectively. However, we have not included any other adjustments relating to the potential repurchase of stock in exchange for the issuance of convertible notes because the consummation of these repurchases and offerings are subject to a number of conditions, including the receipt of certain “no-action” relief from the SEC and approval of the court, and because of the uncertainty of timing and of the GAAP based “fair value” determination of such securities as of the date of settlement. At the time that these amounts are reasonably estimable, we will record the appropriate amounts resulting from the resolution of this matter. While we are working expeditiously to resolve the Litigation, there can be no assurance that an appeal will not result in further delays in the ultimate settlement of the Litigation.
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
In addition, the Kurtz Plaintiffs alleged that the Fund wrongfully rejected the defendants’ books and records requests, defamed David Kurtz, and wrongfully brought a civil action related to the Conversion Transactions. The Kurtz Plaintiffs seek the return of their original investments in the Fund, damages for defamation and invasion of privacy, punitive damages, and their attorneys’ fees and costs.  Defendants filed a motion to stay this lawsuit in favor of the consolidated action pending in Delaware.  As previously reported, the Kurtz case was stayed by the Court, at Defendants’ request, pending the outcome of the Delaware Litigation.  However, because of delays in concluding the Delaware Litigation, the Court in the Kurtz case lifted the stay of that case effective as of February 28, 2013.  At the present time, discovery is underway in the Kurtz case, and the court has set a status conference for early August 2013 at which time a schedule for the balance of the case will likely be set by the court.
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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
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
Forward-Looking Statements
This Form 10-Q contains forward-looking statements which relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. In some cases, you can identify forward looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “likely,” “may,” “will,” “plan,” “potential,” “should” and “would” or the negative of these terms or other comparable terminology. Forward-looking statements in this quarterly report on Form 10-Q include: our business strategy and liquidity plan, including our intention to dispose of a significant portion of our mortgage loans and other real estate assets in the next nine to twelve months, and our goals and plans to invest in different real estate platforms, including consideration of opportunities to act as a sponsor and co-investor in real estate mortgages and other real estate-based vehicles, diversify our investments geographically and expand our investment capital base and pursue development activities with certain REO properties; the outcome of actions we may take, or fail to take, that result in defaults of obligations that have liens or collateral interest in our commercial mortgage loan and REO properties, including our ability to cure such defaults; our plans and the anticipated timing and results relating to our actions to foreclose on defaulted mortgage loans; trends and expectations relating to the real estate and lending markets we operate in; expected amortization period of unrecognized compensation costs; that future mortgage income will remain at minimal levels; that property taxes, costs and expenses relating to REO and other operating expenses will increase; that we may modify existing loans and/or subordinate our first lien position on our mortgage loans to protect our collateral and maximize our opportunity for recovery; that the concentration of our current loan portfolio will not materially change until we begin making new loans; our sources and the sufficiency of liquidity in the next twelve months; that our financial assets do not give rise to significant interest rate risk; that we may sell whole loans or participations in loans to increase our liquidity; the impact of new accounting standards; that we expect to complete the foreclosure process on our defaulted real estate mortgage loans in the next six to nine months; expectations about future derivative investments; recent trends and expectations relating to rental and hospitality and entertainment activities; that changes in our disposition strategy and related changes in classifications of such assets under GAAP could result in material impairment charges; our future liability relating to CFD and special assessment obligations; that the fair value of the collateral underlying our mortgage loans is sufficient in relation to the current carrying value of the related loans; that we may increase our leverage; trends in costs relating to the Fund Litigation; and the outcome of pending litigation against us.
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
The Company's focus is to invest in, manage and dispose of commercial real estate mortgage and related investments, and to perform all functions reasonably related thereto, including developing, managing and either holding for investment or disposing of real property acquired through foreclosure or other means. This focus is being enhanced with the combined resources of the Company and its advisors. The Company also seeks to capitalize on opportunities to invest in selected real estate-related platforms under the direction of seasoned professionals in those areas. The Company also considers opportunities to act as a sponsor, providing investment opportunities as a proprietary source of, and/or co-investor in, real estate mortgages and other real estate-based investment vehicles. Through the purchase and sale of such investments, we expect to earn robust, risk-adjusted returns while being recognized as a nimble, creative and prudent lender/investor. Our strategy is designed to re-establish the Company's access to significant investment capital. By increasing the level and quality of the assets in our portfolio specifically and under management in general, we believe that the Company can grow and ultimately provide its shareholders with favorable risk-adjusted returns on investments and enhanced opportunity for liquidity.
Through our traditional credit analysis coupled with real estate valuation techniques used by developers, we have invested in real estate assets with an original investment basis of approximately $552 million. As a result of valuation allowance and impairment charges, these assets have a current carrying value of $234.0 million as of June 30, 2013, comprised of commercial real estate mortgage loans with a carrying value of $14.0 million, owned property with a carrying value of $204.2 million, and a preferred equity investment with a carrying value of $15.8 million. The decline in the carrying value of our real estate assets is reflective of the deterioration of the commercial real estate lending market and the sustained decline in pricing of residential and commercial real estate together with the severe downturn in the general economy and specifically the real estate markets that occurred in recent years.
Given the scale and composition of the remaining legacy portfolio, management has begun to streamline and re-purpose the organization with a clear direction. The continued resolution and monetization of the legacy asset portfolio continues to be essential to the Company's future success, as the value and liquidity created will be the building blocks for implementing the new strategy. Management continues to undertake significant efforts in this regard, including continued foreclosures, restructurings, development and stabilization activities, and asset dispositions. We are continuing a number of key tactical initiatives with the near-term goal of further reducing expenses and enhancing systems, while seeking to mitigate legacy problems and maximize the value of legacy assets.
We are continuing enforcement action on remaining legacy loans and pursuing liquidation of the underlying collateral or REO or developing such assets. We are also implementing key tactical initiatives with the near-term goal of further reducing expenses and enhancing operational and reporting systems. In addition, we continue to explore the possibility of sponsoring investment vehicles or other ventures with institutional investors in vertical market segments in which there is strong investor interest. The Company may pursue opportunities to develop properties within its legacy portfolio through partnerships, joint ventures or other appropriate structures. There is no assurance, however, that management will be successful in its pursuit of such sponsored vehicles or development partnerships in the near term or at all.
During the six months ended June 30, 2013, we entered into a limited liability agreement to form a joint venture with unrelated parties for the purpose of acquiring a multi-family portfolio comprised of 14 apartment communities across six states, which is being managed by a third party, national firm, specializing in multi-family assets. Under the terms of the joint venture agreement, we contributed $15 million through one of our wholly-owned subsidiaries that holds the status of a preferred member. Under the terms of the joint venture agreement, the joint venture is required to redeem our preferred membership interest for the redemption price (as defined in the joint venture agreement) on or before the second anniversary of the closing date, or the redemption date may be extended at the joint venture's option for one additional year for a fee to the Company of $0.3 million. We are also entitled to a 15% annualized return on our $15 million preferred equity investment, and we are further entitled to an exit fee equal to the greater of 4% of our original investment or 1.5% of the fair market value of the portfolio assets of the joint venture at the two year preferred equity redemption date. Additionally, we will retain a 15% carried interest in the profits of the entire investment portfolio, after payment of the preferred returns to us and similar preferred returns of non-IMHFC members. In addition, we are entitled to effectively receive all available cash flow of the joint venture until we receive the entirety of our preferred equity investment and any accrued and unpaid preferred return amounts. The non-IMHFC members are obligated to fund any shortfalls in our preferred return.
We also expect to acquire or invest in other operating assets in 2013 that will increase our asset base and supplement top line earnings. As previously described in our Form 10-K, during the six months ended June 30, 2013, we entered into an agreement with an existing borrower group in our loan portfolio to, at our option, transfer to us ownership of certain assets in satisfaction of the related loans. During the quarter ended June 30, 2013, the Company completed its acquisition of these assets, which include two operating hotels located in Arizona and a 28-lot residential subdivision located in Arizona, among other assets. With the acquisition of such assets, there comes the challenge and cost of day-to-day operations but also the opportunity to revitalize assets and operations that have generally suffered in recent periods. With our combination of internal and external professionals, we expect to re-position these operating assets to produce a market-rate return as portfolio holdings or to dispose of these assets at favorable prices. We have also continued to pursue development activities with respect with certain other REO assets.
In connection with the shareholder class action litigation described in our previously filed Form 10-K, the Court of Chancery in the State of Delaware held a settlement hearing on July 18, 2013 during which it heard, among other things, argument as to the fairness of the proposed settlement outlined in the MOU and arguments from each objector. Following the settlement hearing, on July 26, 2013, the Court of Chancery in the State of Delaware entered a Final Order and Judgment which approved the terms of the settlement of the litigation as outlined in the MOU, with slight modifications. Our rights and obligations under the settlement and Final Order are contingent upon Final Approval of the settlement.  Final Approval will occur at the expiration of the period to file appeals or, if any appeal is filed, upon the final resolution of any appeal. The Exchange Offering and the Rights Offering described in the settlement are required to be initiated within 30 days following Final Approval which, given the potential for appeals, is indeterminable at this time.  If no appeals are filed, the offerings could commence before the end of October 2013.  However, if any appeals are filed, it may be six to nine months before the offerings can be made.
While focused on the foregoing objectives and activities, the Company remains nimble in its objectives and is poised to re-direct its efforts as economic circumstances unfold. We stand ready to adjust the relative scaling of our business activities and objectives as circumstances dictate.
Operational Highlights

•	Total assets were $255.3 million as of June 30, 2013 compared to $221.0 million as of December 31, 2012.

•
Top line revenue, the sum of mortgage, rental, hospitality and entertainment, and investment and other income, increased approximately $3.8 million to $5.1 million for the three months ended June 30, 2013 from $1.3 million for the three months ended June 30, 2012. Top line revenue also increased approximately $4.4 million to $7.0 million for the six months ended June 30, 2013 from $2.6 million for the six months ended June 30, 2012.

•
We recorded recoveries of credit losses of $5.0 million during the three months ended June 30, 2013 compared to $0.9 million for the three months ended June 30, 2012. We also recorded recoveries of credit losses of $7.6 million during the six months ended June 30, 2013 compared to $0.9 million for the six months ended June 30, 2012.

•
Net loss for the three months ended June 30, 2013 was $2.3 million compared to net loss of $6.1 million for the three months ended June 30, 2012. Net loss for the six months ended June 30, 2013 was $7.3 million compared to net loss of $14.0 million for the six months ended June 30, 2012.

•
Basic and diluted loss per common share for the three months ended June 30, 2013 was $0.14 compared to $0.36 for the three months ended June 30, 2012. Basic and diluted loss per common share for the six months ended June 30, 2013 was $0.43 compared to $0.83 for the six months ended June 30, 2012

Selected Financial Data
The following table presents select financial and operating data for the periods indicated. The summary financial data was derived from our audited and unaudited financial statements and other financial records for the periods indicated. All dollar amounts are expressed in thousands, except share and per unit data.

	(Unaudited)		(Unaudited)
	As of and for the Three Months Ended June 30,		As of and for the Six Months Ended June 30,		As of and for the Year Ended December 31,
	2013	2012	2013	2012	2012
Summary balance sheet items
Cash and cash equivalents	$4,228	$1,119	$4,228	$1,119	$3,084
Restricted Cash	5,258	16,741	5,258	16,741	14,914
Mortgage loan principal and accrued interest outstanding	32,033	136,278	32,033	136,278	124,897
Valuation allowance	(17,993)	(53,080)	(17,993)	(53,080)	(51,600)
Mortgage loans held for sale, net	14,040	83,198	14,040	83,198	73,297
Real estate held for development, net	47,535	42,590	47,535	42,590	43,006
Real estate held for sale, net	52,069	54,760	52,069	54,760	54,050
Operating Properties Acquired through Foreclosure, net	104,573	21,262	104,573	21,262	21,915
Total assets	255,275	233,388	255,275	233,388	221,014
Debt, notes payable and special assessment obligations	108,610	69,009	108,610	69,009	72,510
Total liabilities	130,620	82,674	130,620	82,674	88,939
Total stockholders' equity	124,655	150,714	124,655	150,714	132,075
Summary income statement
Mortgage loan income	$197	$313	$384	$598	$1,084
Total revenue	5,096	1,305	6,955	2,572	4,739
Operating expenses (excluding interest expense)	7,728	4,579	13,124	10,665	23,836
Provision for (recovery of) credit losses	(4,965)	(900)	(7,571)	(900)	(2,121)
Impairment of real estate owned	—	—	—	—	—
Total costs and expenses	7,444	7,454	14,243	16,612	36,931
Net loss	(2,348)	(6,149)	(7,288)	(14,040)	(32,192)
Earnings/Distributions per share data
Basic and diluted loss per share	$(0.14)	$(0.36)	$(0.34)	$(0.83)	$(1.91)
Dividends declared per common share	0.02	0.02	0.02	0.05	0.09
Loan related items
Note balances originated	$—	$2,000	$1,085	$5,500	$5,500
Number of notes originated	—	1	1	2	2
Average note balance originated	$—	$2,000	$1,085	$2,750	$2,750
Number of loans outstanding	7	13	7	13	9
Average loan carrying value	$2,006	$6,400	$2,006	$6,400	$8,144
% of portfolio principal – fixed interest rate	45.2%	82.3%	45.2%	82.3%	85.5%
% of portfolio principal – variable interest rate	54.8%	17.7%	54.8%	17.7%	14.5%
Weighted average interest rate – all loans	12.1%	9.2%	12.1%	9.2%	8.96%
Principal balance % by state:
Arizona	0.2%	74.7%	0.2%	74.7%	82.2%
California	49.4%	12.4%	49.4%	12.4%	8.1%
Texas	0%	0%	0%	0%	0%
Idaho	0%	0%	0%	0%	0%
Other	50.4%	12.9%	50.4%	12.9%	9.7%
Total	100%	100%	100%	100%	100%

	(Unaudited)		(Unaudited)
	As of and for the Three Months Ended June 30,		As of and for the Six Months Ended June 30,		As of and for the Year Ended December 31,
	2013	2012	2013	2012	2012
Credit Quality
Extension fees included in mortgage loan principal	$—	$4,726	$—	$4,726	$4,668
Interest payments over 30 days delinquent	401	1,284	401	1,284	636
Principal balance of loans past scheduled maturity, gross	25,724	31,792	25,724	31,792	119,416
Principal balance of loans past scheduled maturity, net	7,731	12,102	7,731	12,102	67,815
Carrying Value of loans in non accrual status	7,731	72,278	7,731	72,278	67,815
Valuation allowance	(17,993)	(53,080)	(17,993)	(53,080)	(51,600)
Valuation allowance as % of loan principal and interest	56.2%	38.9%	56.2%	38.9%	41.3%
Net Charge-offs	$29,307	$58,701	$26,907	$88,607	$89,812
Results of Operations for the Three and Six Months Ended June 30, 2013 and 2012

	Three Months Ended June 30				Six Months Ended June 30
Revenues	2013	2012	$ Change	% Change	2013	2012	$ Change	% Change
Mortgage Loan Income	$197	$313	$(116)	(37.1)%	$384	$598	$(214)	(35.8)%
Rental Income	394	377	17	4.5%	812	806	6	0.7%
Hospitality and Entertainment Income	3,649	586	3,063	522.7%	4,595	989	3,606	364.6%
Investment and Other Income	856	29	827	2,851.7%	1,164	179	985	550.3%
Total Revenue	$5,096	$1,305	$3,791	290.5%	$6,955	$2,572	$4,383	170.4%
Mortgage Loan Income.
During the three months ended June 30, 2013 and 2012, income from mortgage loans was $0.2 million and $0.3 million, respectively, a decrease of $0.1 million, or 37.1%. During the six months ended June 30, 2013 and 2012, income from mortgage loans was $0.4 million and $0.6 million, respectively, a decrease of $0.2 million, or 35.8%. The year-over-year decrease in mortgage loan income for the period is attributable to the decrease in the income-earning portion of our loan portfolio. While the total loan portfolio outstanding principal was $30.9 million at June 30, 2013, the income-earning asset balance was $5.6 million with a weighted average interest rate of 12.5%, as compared to outstanding principal of $134.7 million at June 30, 2012, and an income-earning asset balance of $10.5 million with a weighted average interest rate of 12.5%. As of June 30, 2013, five of our seven loans were in default and non-accrual status, as compared to nine out of our 13 loans at June 30, 2012.  As such, in the absence of acquiring or originating new loans, we anticipate mortgage income to remain at minimal levels in future periods until such time that we are able to generate sufficient liquidity to re-commence lending activities at a meaningful level.
Mortgage loan originations during the three and six months ended June 30, 2013 have been limited to partial financings in connection with the sale of REO assets. During the six months ended June 30, 2013, we financed one new loan with a principal balance of $1.1 million at an interest rate of 12.5%.
Rental Income.
During the three months ended June 30, 2013 and 2012, we recognized rental income of $0.4 million for each period. During the six months ended June 30, 2013 and 2012, we recognized rental income of $0.8 million for each period. We expect rental income to remain consistent based on existing tenant lease terms and to increase as we secure new tenants.

Hospitality and Entertainment Income.
Hospitality and entertainment income is comprised of revenue from hotel and golf course operations, as well as related spa and food and beverage activities, all acquired through foreclosure. During the three months ended June 30, 2013, hospitality and entertainment income was $3.6 million, a $3.1 million increase from $0.6 million for the three months ended June 30, 2012. During the six months ended June 30, 2013, hospitality and entertainment income was $4.6 million, a $3.6 million increase from $1.0 million for the six months ended June 30, 2012. The increase is primarily attributed to the acquisition of two hotels and related spa and food and beverage operations in settlement of a related loan obligation with one of our borrowers which occurred in May 2013. We anticipate increased revenue during the balance of 2013 as we recognize additional revenues from these sources.
Investment and Other Income.
Investment and other income is comprised of investment income earned on non-mortgage real estate investments, interest earned on certain notes receivable from a tenant of one of our operating properties, and fees earned from our management of the SWI Fund. During the three months ended June 30, 2013, investment and other income was $0.9 million, an increase of $0.8 million from $0.1 million for the three months ended June 30, 2012. During the six months ended June 30, 2013, investment and other income was $1.2 million, an increase of $1.0 million from $0.2 million for the six months ended June 30, 2012. The increase is primarily attributable to our $15 million preferred equity investment made during the in the first quarter of 2013, for which we are receiving a 15% preferred return plus other derivative gains based on the fair value of the underlying assets in excess of original basis.

Expenses (dollars in thousands)
	Three Months Ended June 30				Six Months Ended June 30
Expenses:	2013	2012	$ Change	% Change	2013	2012	$ Change	% Change
Property Taxes for REO	$353	$336	$17	5.1%	$713	$895	$(182)	(20.3)%
Other Operating Expenses for REO	3,109	1,308	1,801	137.7%	4,236	2,035	2,201	108.2%
Professional Fees	2,092	536	1,556	290.3%	3,791	2,243	1,548	69.0%
General and Administrative Expenses	1,456	1,617	(161)	(10.0)%	2,888	3,190	(302)	(9.5)%
Interest Expense	4,681	3,775	906	24.0%	8,690	7,170	1,520	21.2%
Depreciation and Amortization Expense	624	658	(34)	(5.2)%	1,074	1,586	(512)	(32.3)%
Loss (Gain) on Disposal of Assets	(711)	(146)	(565)	387.0%	(701)	(223)	(478)	214.3%
Settlement and Related Costs	805	270	535	198.1%	1,123	616	507	82.3%
Recovery of Credit Losses	(4,965)	(900)	(4,065)	451.7%	(7,571)	(900)	(6,671)	741.2%
Total Costs and Expenses	$7,444	$7,454	$(10)	(0.1)%	$14,243	$16,612	$(2,369)	(14.3)%
Property Taxes for REO.
During the three months ended June 30, 2013 and 2012, property tax expense totaled $0.4 million and $0.3 million, respectively, an increase of $0.1 million, or 5.1%.  During the six months ended June 30, 2013 and 2012, property tax expense totaled $0.7 million and $0.9 million, respectively, a decrease of $0.2 million, or 20.3%.  The year over year change for the three and six month periods is attributed to the acquisition of certain REO properties during the six months ended June 30, 2013 and in the latter part of 2012. We expect such costs and expenses to increase as we continue to exercise remedies on loans in default and to decrease as we dispose of real estate owned
Other Operating Expenses for REO.
Other operating expenses for REO include home owner association dues, utilities, repairs and maintenance, and other expenses attributable to such properties, as well as costs pertaining to operating properties.  During the three months ended June 30, 2013 and 2012, other operating expenses for REO assets was $3.1 million and $1.3 million, respectively, an increase of $1.8 million.  During the six months ended June 30, 2013 and 2012, other operating expenses for REO assets was $4.2 million and $2.0 million, respectively, an increase of $2.2 million.  The increase is primarily attributed to the acquisition of two hotels and related spa and food and beverage operations which occurred in May 2013, as previously described. In addition, the increase is partially attributed to a full six months of operating expenses in 2013 as compared to 2012 relating to the golf course and food and beverage operation acquired through foreclosure in March 2012. We expect such costs and expenses to increase as we continue to foreclose on operating properties and as activities of operating properties increase.
Professional Fees.
During the three months ended June 30, 2013 and 2012, professional fees totaled $2.1 million and $0.5 million, respectively. During the six months ended June 30, 2013 and 2012, professional fees totaled $3.8 million and $2.2 million, respectively. The increase for the three and six month periods is primarily attributed to a settlement reached in the second quarter of 2012 with a previous legal vendor that reduced the outstanding liability with the vendor.
General and Administrative Expenses.
During the three months ended June 30, 2013 and 2012, general and administrative expenses totaled $1.5 million and $1.6 million, respectively, a decrease of $0.2 million, or 10.0%. During the six months ended June 30, 2013 and 2012, general and administrative expenses totaled $2.9 million and $3.2 million, respectively, a decrease of $0.3 million, or 9.5%. The decrease in general and administrative costs is primarily attributed to a reduction in our rent expense as a result of our exit of a previous office lease in the second quarter of 2012.
Interest Expense.
Interest expense includes interest incurred in connection with the NW Capital loan, a note payable assumed in connection with the acquisition the operating hotel properties previously described, and borrowings from various other lenders. During the three months ended June 30, 2013, interest expense was $4.7 million as compared to $3.8 million for the same period in 2012, an increase of $1.0 million or 24.0%. During the six months ended June 30, 2013, interest expense was $8.7 million as compared to $7.2 million for the same period in 2012, an increase of $1.5 million or 21.2%. The increase is attributed primarily to default interest on certain notes payable in default as well as interest for a $10 million financing secured during the six months ended June 30, 2013. In addition, a portion of the increase is attributed to the assumption of a note payable note payable with a principal balance of approximately $24.7 million assumed in May 2013 in connection with the acquisition certain operating hotel properties.
Depreciation and Amortization Expense.
During the three months ended June 30, 2013 and 2012, depreciation and amortization expense was approximately $0.6 million and $0.7 million, respectively, a decrease of $0.1 million or 5.2%. During the six months ended June 30, 2013 and 2012, depreciation and amortization expense was $1.1 million and $1.6 million, respectively, a decrease of $0.5 million or 32.3%. The decrease is primarily attributed to accelerated amortization on certain leasehold improvements abandoned in the second quarter of 2012. This was partially offset during the three months ended June 30, 2013 by the depreciation recorded on the hotel related assets acquired as previously described.
Gain/Loss on Disposal of Assets.
During the three months ended June 30, 2013 and 2012, gain on the disposal of assets totaled $0.7 million and $0.1 million, an increase of $0.6 million. During the six months ended June 30, 2013 and 2012, gain on the disposal of assets totaled $0.7 million and $0.2 million, an increase of $0.5 million. During the six months ended June 30, 2013, we sold five REO assets (or portions thereof) for $6.7 million (net of selling costs) resulting in a net gain of approximately $0.7 million. During the six months ended June 30, 2012, we sold six loan and REO assets for $15.9 million (net of selling costs) resulting in a net gain of approximately $0.2 million.

Settlement and Related Costs.
As described in note 11 of the accompanying condensed consolidated financial statements, various disputes arose relating to the consent solicitation/prospectus used in connection with seeking member approval of the Conversion Transactions, and we were named in various lawsuits containing allegations and claims that fiduciary duties owed to Fund members and to the Fund were breached for various reasons. The claims were consolidated into the putative class action lawsuit captioned In re IMH Secured Loan Fund Unitholders Litigation in the Court of Chancery in the State of Delaware against us, certain affiliated and predecessor entities, and certain former and current of our officers and directors (“Fund Litigation”).
On January 31, 2012, we reached a tentative settlement in principle to resolve all claims asserted by the plaintiffs in the Fund Litigation, other than the claims of one plaintiff which were separately settled. The tentative settlement in principle, memorialized in a Memorandum of Understanding (“MOU”) previously filed with our 8-K dated February 6, 2012, was subject to certain class certification conditions, confirmatory discovery and final court approval (including a fairness hearing). The Chancery Court held a settlement hearing on July 18, 2013 during which it heard, among other things, argument as to the fairness of the settlement and arguments from each objector. Following the settlement hearing, on July 26, 2013, the Court of Chancery in the State of Delaware entered a Final Order and Judgment which approved the terms of the settlement of the Litigation as outlined in the MOU, with slight modifications. IMH's obligations under the settlement and Final Order are contingent upon Final Approval of the settlement.  Final Approval will occur at the expiration of the period to file appeals or, if any appeal is filed, upon the final resolution of any appeal.. The Final Order and Judgement provides for a full release and settlement of all claims, other than the claims of the one non-settling plaintiff (against whom we are litigating separately), against us and the other defendants in connection with the claims made in the Fund Litigation. We have expended and continue to expend significant Company resources in our defense of the Fund Litigation. Due to the significance of the anticipated settlement and related costs, we have separately identified such costs in the accompanying consolidated statement of operations. Such amounts consist primarily of legal, accounting and other professional fees incurred in connection with the settlement proposal, including costs surrounding the proposed Rights Offering and Exchange Offering. During the three months ended June 30, 2013 and 2012, we recorded net settlement and related costs of $0.8 million and $0.3 million, respectively. During the six months ended June 30, 2013 and 2012, we recorded net settlement and related costs of $1.1 million and $0.6 million, respectively. The year over year increase for both the three and six month periods is attributed to increased legal fees relating to the settlement as well as costs incurred in connection with the anticipated Rights Offering and Exchange Offering. We are seeking recovery of legal fees and other costs that may be reimbursable under our existing insurance plans. However, recognition of such recoveries will be recorded upon acceptance and processing of our claims by our insurance carriers. In addition, we have not included any other adjustments relating to the potential repurchase of stock in exchange for the issuance of convertible notes because the matter is still subject to the approval of the court (which is not assured) and because of the uncertainty of timing and of the GAAP based “fair value” determination of such securities as of the date of settlement. At the time that these amounts are estimable, we will record the appropriate amounts resulting from the resolution of this matter. We expect settlement and related costs to increase for additional professional fees and at the time that we are able to reasonably estimate the net settlement amount.

Recovery for Credit Losses.
During the three and six months ended June 30, 2013, we recorded recoveries of credit losses totaling $5.0 million and $7.6 million, respectively, which $4.3 million and $6.7 million, respectively, were non-cash recoveries based on the valuation analysis performed on our loan and REO portfolio during the periods, and related specifically to the improved value for the hotel operations and the pricing and absorption assumptions for the residential lots acquired through foreclosure. The improved value was reflective of improved operating results and improved market conditions for the hospitality sector and in residential real estate as it pertains to the related assets. In addition, we recorded cash recoveries of credit losses of $0.7 million and $0.9 million during the three and six months ended June 30, 2013, respectively, relating to cash collections from certain guarantors for which an allowance for credit loss had been previously recorded. Similarly, we recorded a recovery of credit losses of $0.9 million during the three and six months ended June 30, 2012 relating to the collection of certain notes receivable from a guarantor for which an allowance for credit loss had been previously recorded. Also, we recorded no gain or loss resulting from the fair value analysis of our derivative investment.
Loan Originations, Loan Types, Borrowers, the Underwriting Process and Loan Monitoring
Lending Activities
As of June 30, 2013, our loan portfolio consisted of seven first lien mortgage loans with a carrying value of $14.0 million. As of December 31, 2012, our loan portfolio consisted of nine first lien mortgage loans with carrying values of $73.3 million. Given the non-performing status of the majority of the loan portfolio and the suspension of significant lending activities, there continued to be limited loan activity during the six months ended June 30, 2013. Except for the origination of one loan totaling $1.1 million relating to the financing of a portion of the sale of certain REO assets, no other new loans were originated during the six months ended June 30, 2013.  Similarly, we originated only two loans totaling $5.5 million during the six months ended June 30, 2012 relating to the partial financing of the sale of certain REO assets. As of June 30, 2013 and December 31, 2012, the valuation allowance represented 56.2% and 41.3%, respectively, of the total outstanding loan principal and interest balances.
Lien Priority
Historically, all mortgage loans have been collateralized by first deeds of trust (mortgages) on real property, and generally include a personal guarantee by the principals of the borrower. Often the loans are secured by additional collateral. As of June 30, 2013, there were no third-party loans that were superior to our lien position on our existing loan portfolio. However, as of December 31, 2012, there was an outstanding third-party loan totaling approximately $17.7 million and a capital lease obligation of approximately $3.1 million secured by a portion of our collateral that was superior to our lien position on one of our loans with an outstanding principal and accrued interest balance of $51.9 million. During the six months ended June 30, 2013, we took title to the underlying assets through a deed-in-lieu of foreclosure and assumed the related third-party loan and capital lease obligation, which totaled approximately $24.7 million and $1.3 million, respectively, as of the date of acquisition. While subordinations of our first lien positions are not expected to be a common occurrence in the future, we may find it necessary to do so in an effort to maximize the opportunity for recovery of our investment.

Changes in the Loan Portfolio Profile
Average Loan Size
At June 30, 2013, the average principal and interest balance for our loans was $4.6 million, as compared to $13.9 million at December 31, 2012. The net decrease in average note balance is a result of the foreclosure of two significant loans during the six months ended June 30, 2013, as well as certain loan paydowns received during the six months ended June 30, 2013.
Geographic Diversification
At June 30, 2013, our mortgage loans consist of loans where the primary collateral is located in Arizona, California and Utah. The concentration of our loan portfolio in Arizona and California, markets in which values were severely impacted by the decline in the real estate market, totals 49.6% and 90.3% at June 30, 2013 and December 31, 2012, respectively. Although at June 30, 2013, only 0.2% of our loan collateral is located in Arizona. The change in the geographic diversification of our loans is primarily attributed to the foreclosure and transfer of such loans to REO assets. There has been no other material change in our geographical diversification or concentrations since December 31, 2012.
While our geographic concentration has been focused primarily in the southwestern United States, we expect to further diversify our investments geographically if attractive opportunities arise when we recommence lending activities.
See “Note 3 - Mortgage Investments, Loan Participations and Loan Sales” in the accompanying condensed consolidated financial statements and Item 2. - "Management's Discussion and Analysis of Financial Condition and

Results of Operations - Selected Financial Data" for additional information regarding the geographic diversification of our mortgage investment portfolio

Interest Rate Information
Our loan portfolio includes loans that carry variable and fixed interest rates. All variable interest rate loans are indexed to the Prime rate with interest rate floors. At June 30, 2013 and December 31, 2012, respectively, the Prime rate was 3.25% per annum.
Despite these interest rates, the majority of our existing loans are in non-accrual status. As of June 30, 2013, we had two performing loans with an average outstanding principal and accrued interest balance of $3.2 million and a weighted average interest rate of 12.5%. At December 31, 2012, two of our nine portfolio loans were performing and had an average principal balance of $2.7 million and a weighted average interest rate of 12.7%. For additional discussion regarding the impact of pro forma increases or decreases in the Prime rate, see “Quantitative and Qualitative Disclosures About Market Risk” located in our previously filed Form 10-K.
See “Note 3 - Mortgage Investments, Loan Participations and Loan Sales” in the accompanying condensed consolidated financial statements and Item 2. - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Selected Financial Data" for additional information regarding interest rates for our loan portfolio.
Loan and Borrower Attributes
Our borrowers generally consist of land developers, homebuilders, commercial property developers and real estate investors, while the collateral supporting our loans generally consists of fee simple real estate zoned for residential, commercial or industrial use. We also classify loans into categories based on the underlying collateral's projected end-use for purposes of identifying and managing loan concentration and associated risks. With our suspension of the funding of new loans, the concentration of our current portfolio loans by development status and expected end-use of the underlying collateral has not changed materially, and is not expect to change materially, until we begin making new mortgage and other real estate investments.
As of June 30, 2013, the original projected end-use of the collateral under our loans was comprised of 83.8% residential and 16.2% mixed-use. As of December 31, 2012, the original projected end-use of the collateral under our loans was comprised of 54.5% residential, 4.0% mixed-use, and 41.5% commercial. Changes in classifications are primarily a result of foreclosures of certain loans, unless loans are modified and additional loan amounts advanced to allow a borrower's project to progress to the next phase of the project's development.
At June 30, 2013 and December 31, 2012, the entire balance of the valuation allowance was attributable to residential-related projects.
See “Note 3 - Mortgage Investments, Loan Participations and Loan Sales” in the accompanying condensed consolidated financial statements and Item 2. - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Selected Financial Data" for additional information regarding the classification of our loan portfolio.
Changes in the Portfolio Profile — Scheduled Maturities
The outstanding principal balance and accrued interest receivable of mortgage loans as of June 30, 2013, have scheduled maturity dates within the next several quarters as follows (dollars in thousands):

Quarter	Outstanding Balance	Percent	# of Loans
Matured	$25,724	80.3%	5
Q3 2012	5,183	16.2%	1
Q2 2014	1,126	3.5%	1
Total Principal and Interest	32,033	100.0%	7
Less: Valuation Allowance	(17,993)
Net Carrying Value	$14,040
Of the total of matured loans as of June 30, 2013, approximately 58.2% matured in the year ended December 31, 2008 and 22.1% matured in the year ended December 31, 2010.
From time to time, we may extend a mortgage loan's maturity date in the normal course of business. In this regard, we have modified certain loans, extending maturity dates in some cases to two or more years, and we expect we will modify additional loans in the future in an effort to seek to preserve our collateral. Accordingly, repayment dates of the loans may vary from their currently scheduled maturity date. If the maturity date of a loan is not extended, we classify and report the loan as matured.
Operating Properties and Real Estate Held for Development or Sale
A discussion and summary of Operating Properties and REO held for development or sale as of June 30, 2013 is presented in Note 4 of the accompanying financial statements under the heading entitled “Operating Properties and Real Estate Held for Development or Sale”.
On May 14, 2013, the Company, through various subsidiaries, completed the acquisition of certain assets and assumption of certain related liabilities (the “Sedona Assets”), pursuant to an agreement dated March 28, 2013, as amended and restated (the “Sedona Agreement”), with one of the Company's borrowers and certain subsidiaries and affiliates (collectively, the “Borrowers”) in full satisfaction of certain mortgage loans held by the Company with a net current carrying value of approximately $60.1 million as of June 30, 2013 and $60.2 million as of December 31, 2012, and for the purpose of releasing the Borrowers from further liability under the loans and guarantees, subject to certain post-closing conditions and limitations. The primary Sedona Assets include the following:

•
certain real property, including all improvements thereon, including two operating hotels located in Sedona,Arizona, subject to a pre-existing primary first mortgage lien and capital lease obligation, which totaled approximately $24.7 million and $1.3 million, respectively, as of May 14, 2013;

•	various leasehold and other interests in multiple leases relating primarily to the operations of the hotels; and

•	a 28-lot residential subdivision located in Sedona, Arizona.

In connection with the recording of the deed-in-lieu of foreclosure, we recorded the assets and liabilities on a gross basis at their estimated fair values based on appraisals received for such assets, but not in excess of our net basis in the loans. This included property, plant and equipment with a carrying value of approximately $91.4 million, as well as a mortgage note payable of approximately $24.7 million, a capital lease obligation of approximately $1.3 million, and accounts payable and accrued liabilities of $3.4 million. The appraised values of such assets were equal to or in excess of the new assets recorded.
Of the assets acquired in the transaction, the operating hotels are classified as operating properties in our hospitality and entertainment segment, while the 28-lot residential subdivision is classified as real estate held for development.
During the six months ended June 30, 2013, we sold five REO assets (or portions thereof) for $6.7 million (net of selling costs), of which we financed $1.1 million, for a gain of $0.7 million. During the six months ended June 30, 2012, we sold six REO assets for $15.9 million (net of selling costs), of which we financed $5.5 million, for a gain of $0.2 million.

Preferred Equity Investment and Derivative Investment Receivable
During the six months ended June 30, 2013, we entered into a limited liability agreement to form a joint venture with unrelated parties for the purpose of acquiring a multi-family portfolio comprised of 14 apartment communities across six states, which will be managed by a third party, national firm, specializing in multi-family assets. Under the terms of the joint venture agreement, we contributed $15 million through one of our wholly-owned subsidiaries that holds the status of a preferred member. Another of our wholly-owned subsidiaries contributed no capital, but serves as a limited guarantor member on the senior indebtedness of the joint venture that is secured by the acquired operating properties. No other capital contributions are required by us. A non-IMHFC member will serve as the managing member of the joint venture. Our preferred member interest is secured by the other non-IMHFC members' interest in each of the single member LLC's that hold title to real property owned by each respective LLC.
Under the terms of the joint venture agreement, the joint venture is required to redeem our preferred membership interest for the redemption price (as defined in the joint venture agreement) on or before the second anniversary of the closing date, or the redemption date may be extended at the joint venture's option for one additional year for a fee to the Company of $0.3 million. We are also entitled to a 15% annualized return on our $15 million preferred equity investment, and we are further entitled to an exit fee equal to the greater of 4% of our original investment or 1.5% of the fair market value of the portfolio assets of the joint venture at the two year preferred equity redemption date, as described further below. During the three and six months ended June 30, 2013 we recognized approximately $0.8 million and $1.1 million, respectively, in investment income from this investment.
A discussion and summary of the Preferred Equity Investment and Derivative Investment Receivable as of June 30, 2013 is presented in Note 5 of the accompanying condensed consolidated financial statements under the heading entitled “Preferred Equity Investment and Derivative Investment Receivable”.
Important Relationships Between Capital Resources and Results of Operations
Summary of Existing Loans in Default
At June 30, 2013, there were five loans in default with a net carrying value of $7.7 million, as compared to seven loans in default with a carrying value of $67.8 million at December 31, 2012. As previously described, during the six months ended June 30, 2014, we completed the acquisition of the Sedona Assets in full satisfaction of certain mortgage loans held by the Company with a net carrying value of approximately $60.2 million as of December 31, 2012.
See “Note 3 – Mortgage Investments, Loan Participations and Loan Sales” in the accompanying condensed consolidated financial statements and Item 2. - "Management’s Discussion and Analysis of Financial Condition and Results of Operations - Selected Financial Data" for additional information regarding the classification of our loan portfolio.
Valuation Allowance and Fair Value Measurement of Loans and Real Estate Held for Sale
A discussion of our valuation allowance, fair value measurement, valuation categories and summaries of the procedures performed in connection with our fair value analysis as of June 30, 2013, is presented in Note 6 of the accompanying financial statements. During the three and six months ended June 30, 2013, we recorded recoveries of credit losses totaling $5.0 million and $7.6 million, respectively, which $4.3 million and $6.7 million, respectively, were non-cash recoveries based on the valuation analysis performed on our loan and REO portfolio during the periods, and related specifically to the improved value for the hotel operations and the pricing and absorption assumptions for the residential lots acquired through foreclosure as previously described. The improved value was reflective of improved operating results and improved market conditions for the hospitality sector and the pricing and absorption assumptions for the residential lots as it pertains to the related assets. In addition, we recorded recoveries of credit losses of $0.7 million and $0.9 million during the three and six months ended June 30, 2013, respectively, relating to cash collections from certain guarantors for which an allowance for credit loss had been previously recorded. We recorded a recovery of credit losses of $0.9 million during the three and six months ended June 30, 2012 relating to the collection of certain notes receivable from a guarantor for which an allowance for credit loss had been previously recorded. Also, we recorded no gain or loss resulting from the fair value analysis of our derivative investment.

Leverage to Enhance Yields
During the six months ended June 30, 2013, we secured financing of $10 million that is secured by certain REO assets with a carrying value of $24.0 million at June 30, 2013. The note payable bears annual interest of 12%, with required monthly payments of interest and the outstanding principal due at maturity. The note matures in February 2014 and may be extended for two additional six month terms. In addition, during the six months ended June 30, 2013, we assumed a note payable in the amount of $24.7 million from a bank in connection with a deed-in-lieu of foreclosure that closed on May 14, 2013, that is secured by one of the hotel operating properties with a gross asset basis of approximately $64.0 million at June 30, 2013. The note payable bears annual interest of 12%, with required monthly payments of principal and interest and the outstanding principal due at maturity. The note matures on March 28, 2014. We obtained a release from NW Capital to secure this debt. We did not undertake any other borrowing activities during the six months ended June 30, 2013. However, we may deem it beneficial, if not necessary, to employ additional leverage in the future. See “Note 7 – Debt, Notes Payable and Special Assessment Obligations” in the accompanying condensed consolidated financial statements for additional information regarding our outstanding indebtedness.
Off-Balance Sheet Arrangements
Upon the initial funding of loans, we typically establish a reserve for future interest payments which is deposited into a controlled disbursement account in the name of the borrower for our benefit. These accounts, which are held in the name of the borrowers, are not included in our condensed consolidated balance sheets. However, as of June 30, 2013 and December 31, 2012, there were no such amounts outstanding and we did not have any other off-balance sheet arrangements.
Liquidity and Capital Resources
We require liquidity and capital resources for various financial needs, including to acquire and originate our target assets, as well as for cost, expenses and general working capital needs, including, maintenance, operating and development costs for REO assets, general and administrative operating costs, management fees and loan enforcement costs, interest expense on loans, repayment of principal on borrowings, payment of settlement costs related to the Conversion Transactions, payment of outstanding property taxes and other liabilities and costs.
At June 30, 2013, we had cash and cash equivalents of $4.2 million and restricted cash and cash equivalents of $5.3 million, as well as loans held for sale totaling $14.0 million and REO held for sale of $52.1 million. These items comprise our primary sources of liquidity and we believe they are sufficient to cover our liquidity needs over the next twelve months. However, there is no assurance that we will be successful in selling existing real estate assets in a timely manner or in obtaining additional financing, if needed, to sufficiently fund future operations or to implement our investment strategy. Further, each sale requires the approval of the holders of our convertible notes payable.  Our failure to generate sustainable earning assets and successfully liquidate a sufficient number of our loans and real estate assets, including receiving approval from our lender of such liquidations, may have a further material adverse effect on our business, results of operations and financial position.
Our requirements for and sources of liquidity and capital resources are described in more detail in our Annual Report on Form 10-K for the year ended December 31, 2012. There have been no material changes to our requirements for liquidity as of and for the six months ended June 30, 2013.
Cash Flows
Cash Used In Operating Activities
Cash used in operating activities was $10.0 million for the six months ended June 30, 2013 as compared to $13.1 million for the six months ended June 30, 2012. Cash flows from operating activities includes proceeds from the cash generated from interest and other mortgage income from our loan portfolio, offset by amounts paid for property taxes and other operating costs for REO assets, professional fees, general and administrative expenses and other expenses, as well as interest on our notes payable. The decrease in cash used in operating activities for the six months ended June 30, 2013 compared to the 2012 period is primarily attributable to amounts collected on recoveries from guarantors.
Cash Provided By (Used in) Investing Activities
Net cash used in investing activities was $5.6 million for the six months ended June 30, 2013 as compared to cash provided by investing activities of $10.7 million for the comparable 2012 period. Net cash used in investing activities was primarily due to a preferred equity investment made during the period totaling $15.0 million, offset by $7.8 million in mortgage loan repayments and proceeds from asset sales and recoveries of $5.6 million during the six months ended June 30, 2013. During the six months ended June 30, 2012, we received mortgage repayments of $2.2 million and proceeds of asset sales of $10.4 million.
Cash Provided by Financing Activities
Net cash provided by financing activities was $16.7 million and $2.4 million for the six months ended June 30, 2013 and 2012, respectively. During the six months ended June 30, 2013, we secured note proceeds totaling $10.2 million and had a decrease in restricted cash of $9.7 million, which was offset by debt issue costs of $1.1 million, repayments of notes payable of $1.2 million and dividends paid of $0.8 million. During the six months ended June 30, 2012, we had a decrease in restricted cash of $3.4 million, which was offset by dividends paid of $0.9 million.
Critical Accounting Policies
Our critical accounting policies are disclosed in our previously filed Annual Report on Form 10-K for the fiscal year ended December 31, 2012.  As of June 30, 2013, there has been no significant changes in our critical accounting policies from December 31, 2012, except as disclosed in Note 2 of the unaudited condensed consolidated financial statements included in this Form 10-Q.
Recent Accounting Pronouncements
For information regarding recent accounting pronouncements that are applicable to us, see Note 2 to our unaudited condensed consolidated financial statements included with this Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Our quantitative and qualitative disclosures about market risk are disclosed in our previously filed Annual Report on Form 10-K for the year ended December 31, 2012.  As of June 30, 2013, there has been no significant changes in our market risks from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.
Interest Rate Risk
Because our two performing loans are fixed rate loans and the remaining 55% of the principal balances of our loans are in non-accrual status as of June 30, 2013, changes in weighted average interest rates for our loan portfolio have little impact on interest income.
The following table contains information about our mortgage loan principal and accrued interest receivable balances as of June 30, 2013, presented separately for fixed and variable rates and the calendar quarters in which such mortgage investments mature (in thousands).

Loan Rates:	Matured	Q3 2014	Q2 2014	Total
	(in thousands)
Variable	$17,553	$—	$—	$17,553
Fixed	8,171	5,183	1,126	14,480
Principle outstanding	$25,724	$5,183	$1,126	32,033
Less: Valuation Allowance				(17,993)
Net Carrying Value				$14,040
As of June 30, 2013, we had cash and cash equivalents totaling $4.1 million and restricted cash of $5.4 million (together 3.7% of total assets), all of which were held in bank accounts or highly liquid money market accounts or short-term certificates of deposit. We have historically targeted between 3% and 5% of our portfolio balances to be held as a working capital reserve. However, our actual deployment ratio of cash may vary in the future depending on a variety of factors, including the timing and amount of debt or capital raised, contractual restrictions and the timing and amount of investments made. We believe that these financial assets do not give rise to significant interest rate risk due to their short-term nature.
 Item 4. Controls and Procedures
Controls and Procedures
Our management has evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Form 10-Q.
Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2013 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes to Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our fiscal quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None

Item 3. Defaults Upon Senior Securities.
Not applicable

Item 4. Mine Safety Disclosures
Not applicable

Item 5. Other Information.
Not applicable

Item 6. Exhibits
Exhibit

No.	Description

2.1	Amended and Restated Sedona Agreement dated March 28, 2013 (filed as Exhibit 2.1 to Current Report on Form 8-K/A on August 8, 2013 incorporated herein by reference).

3.1	Certificate of Incorporation of IMH Financial Corporation (corrected) (filed as Exhibit 3.1 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).

10.1	Final Order and Judgment dated July 26, 2013 (filed as Exhibit 99.1 to Current Report on Form 8-K on August 14, 2013 incorporated herein by reference).

31.1	Certification of Chief Executive Officer of IMH Financial Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer of IMH Financial Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and the Chief Financial Officer of IMH Financial Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	August 19, 2013	IMH FINANCIAL CORPORATION

		By:	/s/ Steven Darak
Steven Darak
Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Officer)

INDEX TO EXHIBITS

No.	Description

2.1	Amended and Restated Sedona Agreement dated March 28, 2013 (filed as Exhibit 2.1 to Current Report on Form 8-K/A on August 8, 2013 incorporated herein by reference).

3.1	Certificate of Incorporation of IMH Financial Corporation (corrected) (filed as Exhibit 3.1 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).

10.1	Final Order and Judgment dated July 26, 2013 (filed as Exhibit 99.1 to Current Report on Form 8-K on August 14, 2013 incorporated herein by reference).

31.1	Certification of Chief Executive Officer of IMH Financial Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer of IMH Financial Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and the Chief Financial Officer of IMH Financial Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document