Form 10-Q
period 2013-09-30
IMH Financial Corp
filed 2013-11-13
CIK 1397403

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)
[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013
or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The registrant had 50,000 shares of Common Stock, 3,811,342 shares of Class B-1 Common Stock, 3,811,342 shares of Class B-2 Common Stock, 7,735,169 shares of Class B-3 Common Stock, 627,579 shares of Class B-4 Common Stock and 838,448 shares of Class C Common Stock, which were collectively convertible into 16,873,880 outstanding common shares as of November 12, 2013.

IMH FINANCIAL CORPORATION
QUARTERLY REPORT ON FORM 10-Q

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements.
IMH FINANCIAL CORPORATION
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	September 30, 2013	December 31, 2012
	(unaudited)
ASSETS
Cash and Cash Equivalents	$1,723	$3,084
Restricted Cash and Cash Equivalents	4,719	14,914
Mortgage Loans Held for Sale, Net	12,538	73,297
Preferred Equity Investment, net	13,770	—
Derivative Investment Receivable	2,250	—
Real Estate Acquired through Foreclosure Held for Sale	51,775	54,050
Real Estate Acquired through Foreclosure Held for Development	47,765	43,006
Operating Properties Acquired through Foreclosure	104,193	21,915
Deferred Financing Costs, Net	4,343	4,877
Other Receivables	2,127	1,693
Other Assets	3,700	3,427
Property and Equipment, Net	867	751

Total Assets	$249,770	$221,014

LIABILITIES
Accounts Payable and Accrued Expenses	$10,170	$5,473
Accrued Property Taxes	6,718	7,063
Dividends Payable	—	400
Accrued Interest Payable	3,517	2,657
Liabilities of Assets Held for Sale	1,385	613
Tenant Deposits and Funds Held for Others	234	223
Convertible Notes Payable and Deferred Interest, Net of Discount	53,687	49,961
Notes Payable, Net of Discount	40,023	6,070
Capital Lease Obligation	1,261	—
Special Assessment Obligations	5,689	6,031
Exit Fee Payable	10,448	10,448

Total Liabilities	133,132	88,939

Commitments and Contingent Liabilities	—	—

STOCKHOLDERS' EQUITY
Common stock, $.01 par value; 200,000,000 shares authorized; 16,873,880 shares outstanding at September 30, 2013 and December 31, 2012	169	169
Preferred stock, $.01 par value; 100,000,000 shares authorized; none outstanding	—	—
Paid-in Capital	724,882	724,848
Accumulated Deficit	(608,413)	(592,942)
Total Stockholders' Equity	116,638	132,075

Total Liabilities and Stockholders' Equity	$249,770	$221,014

The accompanying notes are an integral part of these statements

IMH FINANCIAL CORPORATION
Unaudited Condensed Consolidated Statements of Operations
(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
		(restated)		(restated)
REVENUE:
Mortgage Loan Income, Net	$201	$251	$585	$849
Rental Income	394	365	1,205	1,188
Hospitality and Entertainment Income	5,266	320	9,860	1,308
Investment and Other Income	866	122	2,030	301

Total Revenue	6,727	1,058	13,680	3,646

COSTS AND EXPENSES:
Operating Property Expenses (exclusive of Taxes, Interest and Depreciation)	4,575	915	8,570	2,417
Property Taxes for Real Estate Owned	284	617	998	1,488
Other Operating Expenses for Real Estate Owned	259	806	647	1,373
Professional Fees	2,173	1,801	5,968	3,876
General and Administrative Expenses	1,500	1,505	4,234	4,845
Interest Expense	5,224	3,655	13,913	10,850
Depreciation and Amortization Expense	987	490	2,062	2,076
Gain on Disposal of Assets	(252)	(368)	(953)	(591)
Settlement and Related Costs	840	849	1,962	1,466
Total Operating Expenses	15,590	10,270	37,401	27,800

Recovery of Credit Losses	(679)	(1,030)	(8,250)	(1,929)
Total Recovery	(679)	(1,030)	(8,250)	(1,929)

Total Costs and Expenses	14,911	9,240	29,151	25,871

Loss before Income Taxes	(8,184)	(8,182)	(15,471)	(22,225)
Provision for Income Taxes	—	—	—	—

NET LOSS	$(8,184)	$(8,182)	$(15,471)	$(22,225)

Basic and diluted loss per common share
Net Loss per Share	$(0.49)	$(0.48)	$(0.92)	$(1.32)
Weighted Average Common Shares Outstanding	16,873,880	16,873,880	16,873,880	16,873,880

The accompanying notes are an integral part of these statements

IMH FINANCIAL CORPORATION
Unaudited Condensed Consolidated Statement of Stockholders’ Equity
Nine Months Ended September 30, 2013
(Dollars in thousands)

	IMH Financial Corporation			Accumulated Deficit	Total Stockholders' Equity
	Common Stock
	Shares	Amount	Paid-in Capital

Balances at December 31, 2012	16,873,880	$169	$724,848	$(592,942)	$132,075
Net Loss - Nine Months Ended September 30, 2013	—	—	—	(15,471)	(15,471)
Dividends Declared	—	—	(400)	—	(400)
Stock-Based Compensation	—	—	434	—	434
Balances at September 30, 2013	16,873,880	$169	$724,882	$(608,413)	$116,638

The accompanying notes are an integral part of these statements

IMH FINANCIAL CORPORATION
Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands)

	Nine Months Ended September 30,
	2013	2012
		(restated)
CASH FLOWS - OPERATING ACTIVITIES:
Net Loss	$(15,471)	$(22,225)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash Recovery of Credit Losses	(6,975)	(275)
Stock-Based Compensation and Option Amortization	434	470
(Gain) Loss on Disposal of Assets	(952)	(591)
Amortization of Deferred Financing Costs	1,607	933
Depreciation and Amortization Expense	2,062	2,076
Investment Discount Amortization	(669)	—
Accretion of Discount on Note Payable	1,521	1,893
Increase (decrease) in cash resulting from changes in:
Accrued Interest Receivable	275	(74)
Other Receivables	(356)	3,614
Other Assets	(112)	(1,501)
Accrued Property Taxes	(372)	(535)
Accounts Payable and Accrued Expenses	1,342	(2,381)
Accrued Interest Payable	3,065	3,735
Liabilities of Assets Held for Sale	772	(736)
Tenant Deposits and Funds Held for Others	11	(513)

Total adjustments, net	1,653	6,115

Net cash used in operating activities	(13,818)	(16,110)

CASH FLOWS - INVESTING ACTIVITIES:
Proceeds from Sale/Recovery of Real Estate Owned	6,499	11,544
Purchases of Property and Equipment	(246)	(329)
Mortgage Loan Fundings and Protective Advances	(473)	(1,622)
Mortgage Loan Repayments	8,617	7,283
Preferred Equity Investment	(15,000)	—
Investment in Real Estate Owned	(1,643)	(844)
Capitalized Foreclosure Acquisition Costs	(2,473)	—
Net cash provided by (used in) investing activities	(4,719)	16,032

CASH FLOWS - FINANCING ACTIVITIES:
Proceeds from Notes Payable	10,150	—
Debt Issuance Costs	(1,073)	(159)
Decrease in Restricted Cash	10,195	1,575
Repayments of Notes Payable and Special Assessments	(1,251)	—
Repayment of Capital Leases	(45)	—
Dividends Paid	(800)	(1,306)
Net cash provided by financing activities	17,176	110

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,361)	32

	Nine Months Ended September 30,
	2013	2012
		(restated)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,084	1,168

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,723	$1,200

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$12,757	$3,764
Real Estate Acquired Through Foreclosure	$91,380	$33,264
Deferred Interest added to Notes Payable Principal	$2,205	$2,131
Seller Financing provided for Asset Sales	$1,085	$5,500
Accounts Payable and Accrued Liabilities Assumed in Foreclosure	$3,382	$—
Capital Lease Obligation Assumed in Foreclosure	$1,279	$—
Note Payable Financing Assumed in Foreclosure	$24,712	$—

The accompanying notes are an integral part of these statements

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013

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
Basis of Presentation
The accompanying unaudited, condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for a complete set of financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the results for the periods presented have been made. Operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2013. These condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended December 31, 2012.

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

Liquidity
As of September 30, 2013, our accumulated deficit aggregated $608.4 million primarily as a result of previous provisions for credit losses recorded relating to the decrease in the fair value of the collateral securing our loan portfolio and impairment charges relating to the value of real estate owned assets acquired primarily through foreclosure, as well as on-going net operating losses in recent periods resulting from the lack of income-producing assets. Due primarily to the erosion of the U.S. and global real estate and credit markets in recent years, we experienced significant loan defaults and foreclosures on our mortgage loans. As a result, we have spent the better part of that period enforcing our loan documents and working to repossess the collateral properties underlying those loans and pursuing recovery from guarantors under such loans.
Our liquidity plan has included obtaining additional financing, selling whole loans or participating interests in loans and selling certain real estate assets. As described in Note 7, in June 2011, we entered into and closed funding of a $50.0 million senior secured convertible loan with NWRA Ventures I, LLC (“NW Capital”). This loan has been our primary source for working capital and funding of our general business needs. In addition, during the nine months ended September 30, 2013, we secured an additional $10.0 million in financing secured by certain REO assets.

As of September 30, 2013, our entire loan portfolio with an aggregate carrying value of $12.5 million is held for sale. In addition, as of September 30, 2013, real estate owned (“REO”) projects with a carrying value totaling $51.8 million were being actively marketed for sale. During the nine months ended September 30, 2013, we sold certain REO assets and collected other recoveries generating approximately $6.5 million in cash, net of the amounts financed by us. We also received $8.6 million in mortgage loan paydowns during the nine months ended September 30, 2013.
In connection with the $50.0 million loan with NW Capital in June 2011, we entered into a cash management agreement with NW Capital under which the amount of discretionary funds available to us is limited to the following 90 days of budgeted operating cash, which is funded on a monthly basis, subject to NW Capital approval and release. The balance of all remaining cash (including the balance of loan proceeds and any and all proceeds received from revenues, loan payments, asset sales or other cash generating events) is collected and maintained in a trust account as collateral under the loan for the benefit of NW Capital (the Collateral Account). At September 30, 2013, we had cash and cash equivalents of $1.7 million and restricted cash of $4.7 million.
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
September 30, 2013

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES
Our significant accounting policies are disclosed in our previously filed Annual Report on Form 10-K for the fiscal year ended December 31, 2012.  During the nine months ended September 30, 2013, there were no material changes in our significant accounting policies, except as described below.
Reclassifications
Certain 2012 amounts have been reclassified to conform to the 2013 financial statement presentation. During the period ended September 30, 2013, the Company completed a conversion to a new accounting system which provides more detailed reporting and greater visibility for the Company and its various subsidiaries. As a result of this conversion, we identified various changes in the classifications of certain previously reported income statement amounts and segment information. While these changes had no material impact on the Company's consolidated financial statements as a whole, there were some significant reclassifications which are described as follows:

•
During the period ended September 30, 2012 and prior, we had not segregated income derived from our Hospitality and Entertainment operations due to the immateriality of such balances in relation to overall revenue. Such amounts were included in Investment and Other Income in those periods. We began classifying such amounts separately in our Form 10-K for the year ended December 31, 2012. As such, we have reclassified Hospitality and Entertainment Income amounts for the three and nine months ended September 30, 2012 in the accompanying condensed consolidated statement of operations to conform to our current presentation.

•
We have created a line item entitled Operating Property Expenses (exclusive of Taxes, Interest and Depreciation) and reclassified appropriate amounts primarily from Other Operating Expenses for Real Estate Owned to capture those expenses directly attributable to operating properties, thereby segregating incidental costs of ownership of non-operating REO properties.

•
During the year ended December 31, 2012 and prior, we reported various costs related to Default and Enforcement Related Expenses as a separate line item. Due to the nature of such costs and the overlapping relationship between these and other professional fees, we elected to reclassify the applicable components of Default and Enforcement Related Expenses between Professional Fees and General and Administrative Expenses in our 2013 presentation. As such, we have reclassified such amounts for the three and nine months ended September 30, 2012 in the accompanying condensed consolidated statement of operations to conform to our current presentation.

The effect of these reclassifications is presented in the table below.
Restatement of Previously Issued Condensed Consolidated Statement of Cash Flows
Restricted Cash
During the year ended December 31, 2012, the Company identified a misstatement with respect to the manner in which it presented cash and cash equivalents and restricted cash in its consolidated balance sheet as of December 31, 2011 and September 30, 2012. As previously reported, in connection with the $50.0 million loan with NW Capital secured in June 2011, we entered into a cash management agreement with the lender under which the amount of discretionary funds available to us is limited to the following 90 days of budgeted operating cash, which is funded on a monthly basis, subject to NWR approval and release. The balance of all remaining cash (including the balance of loan proceeds and any and all proceeds received from revenues, loan payments, asset sales or other cash generating events) is collected and maintained in a trust account as collateral under the loan for the benefit of NW Capital (the Collateral Account). While the funds are not restricted for a specified purpose and are expected to be used to fund on-going operations, capital purchases and investments, the availability of such funds is restricted as to withdrawal and subject to NW approval and control. Accordingly, we are required to separately disclose on the face of the consolidated balance sheets the amount of cash in the Collateral Account as restricted cash. Specifically, we recorded an adjustment to reclassify

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES – continued

$1.6 million and $20.2 million from cash to restricted cash as of September 30, 2012 and December 31, 2011, respectively.
Interest on Property Taxes
During the period ended September 30, 2012 and prior, interest expense on delinquent property taxes was reported as a component of Property Taxes for Real Estate Owned rather than as a component of Interest Expense. We corrected this misstatement and began properly classifying such amounts as a component of Interest Expense in our Form 10-K for the year ended December 31, 2012. As such, we have restated such amounts for the three and nine months ended September 30, 2012 in the accompanying condensed consolidated statement of operations to conform to our current presentation.
Segment Information
As a result of the accounting system conversion described above, we identified various certain misstatements in the classifications of certain previously reported segment information. For balance sheet items, the adjustments related to non-real estate assets and operating liabilities not previously allocated within the proper business segments. We have adjusted our segment disclosure as of December 31, 2012 to reflect the proper amounts in each segment. For income statement items, the adjustments primarily related to certain professional fees which were reflected Mortgage and REO - Legacy Portfolio and Other Operations, but should have been reflected in Corporate and Other business segment.
Assessment of Restatements
These corrections had no impact on consolidated stockholders’ equity as of December 31, 2011 or September 30, 2012 or on revenue, expenses, net loss or basic and diluted loss per share for the periods then ended. The Company has assessed these misstatements in financial statement presentation and has determined that, on both a qualitative and quantitative basis, the adjustments are immaterial, both individually and in the aggregate, to the consolidated financial statements, and thus the Company did not and will not amend any of its prior quarterly and annual reports on Form 10-Q and 10-K, and it has adjusted its presentation on a prospective basis. In order to provide consistency in the Company's financial reporting, the September 30, 2012 condensed consolidated statement of cash flows presented herein has been restated to appropriately reflect the corrections described above. In addition, the segment information presented in Note 10 three and nine months ended September 30, 2012 has been restated to reflect the classification of expenses in the proper segments. The following table summarizes the effect of these corrections and reclassifications on the previously filed condensed consolidated statement of cash flows for the nine months ended September 30, 2012, which was restated for comparative purposes only (in thousands):

Restatements	September 30, 2012 Balances
	As Previously Reported	Adjustment	As Restated
Statement of Cash Flow Items
Decrease in Restricted Cash	$—	$1,575	$1,575
Net Decrease in Cash Equivalents	(1,543)	1,575	32
Cash and Cash Equivalents, Beginning of Period	21,322	(20,154)	1,168
Cash and Cash Equivalents, End of Period	$19,779	$(18,579)	$1,200

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES – continued

	Three Months Ended September 30, 2012			Nine Months Ended September 30, 2012
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Statement of Operations
Property Taxes for Real Estate Owned	$792	$(175)	$617	2,011	(523)	1,488
Interest Expense	3,480	175	3,655	10,327	523	10,850

	December 31, 2012 Balances
	As Previously Reported	Adjustment	As Restated
Segment Information - Balance Sheet Items
Total Assets
Mortgage and REO - Legacy Portfolio and Other Operations	$172,046	$(1,037)	$171,009
Commercial Real Estate Leasing Operations	19,613	1,872	21,485
Hospitality and Entertainment Operations	2,672	1	2,673
Corporate and Other	26,683	(836)	25,847

Operating Liabilities
Mortgage and REO - Legacy Portfolio and Other Operations	$5,405	$3,132	$8,537
Commercial Real Estate Leasing Operations	323	246	569
Hospitality and Entertainment Operations	2,171	(1,178)	993
Corporate and Other	8,530	(2,201)	6,329

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES – continued

	Three Months Ended September 30, 2012				Nine Months Ended September 30, 2012
	As Previously Reported	Restatement Adjustment	Reclassification Adjustment	As Restated	As Previously Reported	Restatement Adjustment	Reclassification Adjustment	As Restated
Segment Information - Income Statement Items
Expenses
Mortgage and REO - Legacy Portfolio and Other Operations - Operating Expenses	$3,138	$(2,410)	$657	$1,385	$7,211	$(4,745)	$715	$3,181
Mortgage and REO - Legacy Portfolio and Other Operations - Interest Expense	—	—	382	382	—	—	1,230	1,230
Mortgage and REO - Legacy Portfolio and Other Operations - Credit Loss Provision (Recoveries)	—	—	(1,028)	(1,028)	—	—	(1,913)	(1,913)
Commercial Real Estate Leasing Operations - Operating Expenses	385	270	1	656	1,081	1,021	(1)	2,101
Commercial Real Estate Leasing Operations - Interest Expense	—	—	—	—	—	—	1	1
Commercial Real Estate Leasing Operations - Credit Loss Provision (Recoveries)	—	—	(2)	(2)	—	—	(1)	(1)
Hospitality and Entertainment Operations - Operating Expenses	831	10	(31)	810	2,078	32	(77)	2,033
Hospitality and Entertainment Operations - Interest Expense	—	—	21	21	—	—	46	46
Corporate and Other - Operating Expenses	4,886	2,130	(3,252)	3,764	15,483	3,710	(9,558)	9,635
Corporate and Other - Interest Expense	—	—	3,252	3,252	—	—	9,573	9,573
Corporate and Other - Credit Loss Provision (Recoveries)	—	—	—	—	—	—	(15)	(15)

Net Income (Loss)
Mortgage and REO - Legacy Portfolio and Other Operations	$(2,688)	$2,410	$(208)	$(486)	$(6,175)	$4,745	$(179)	$(1,609)
Commercial Real Estate Leasing Operations	(22)	(272)	7	(287)	89	(1,021)	9	(923)
Hospitality and Entertainment Operations	(511)	(10)	10	(511)	(769)	(31)	30	(770)
Corporate and Other	(4,963)	(2,130)	195	(6,898)	(15,370)	(3,711)	158	(18,923)

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES – continued

	Three Months Ended September 30, 2012				Nine Months Ended September 30, 2012
	As Previously Reported	Restatement Adjustment	Reclassification Adjustment	As Restated	As Previously Reported	Restatement Adjustment	Reclassification Adjustment	As Restated
Reclassifications - Statement of Operations
Hospitality and Entertainment Income	—	320	—	320	—	1,308	—	1,308
Investment and Other Income	442	(320)	—	122	1,609	(1,308)	—	301
Operating Property Expenses (exclusive of Taxes, Interest and Depreciation)	—	915	—	915	—	2,417	—	2,417
Other Operating Expenses for Real Estate Owned	1,742	(936)	—	806	3,839	(2,466)	—	1,373
Professional Fees	1,636	165	—	1,801	3,430	446	—	3,876
Default and Enforcement Related Expenses	243	(243)	—	—	821	(821)	—	—
General and Administrative Expenses	1,406	99	—	1,505	4,403	442	—	4,845

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES – continued

Derivative Financial Instruments
Our derivative investment receivable reflects the estimated fair value of an exit fee receivable by us in connection with a preferred equity investment transaction in a joint venture completed during the nine months ended September 30, 2013, as described in note 5. This derivative does not qualify as a hedge. Accordingly, we recognize future gains and losses on this derivative investment receivable for accounting purposes in investment and other income in the condensed consolidated statement of operations. Under the terms of the joint venture agreement, the exit fee receivable is to be equal to the greater of 4% of our original investment or 1.5% of the fair market value of the portfolio assets of the joint venture at the two year preferred equity redemption date. The initial fair value of the derivative exit fee receivable was derived by taking the present value using an annual discount rate of approximately 12% of the estimated exit fee which was determined by applying capitalization rates ranging from 5.0% to 7.2% to the forecasted stabilized net operating income of each of the operating properties of the joint venture. As of September 30, 2013 we applied a similar methodology to estimate the fair market value of the portfolio assets and recorded no gain or loss for the period ended September 30, 2013.

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
Restricted Cash
At September 30, 2013 and December 31, 2012, restricted cash and cash equivalents totaled $4.7 million and $14.9 million, respectively. Restricted cash includes cash items that are legally or contractually restricted as to usage or withdrawal, which include amounts relating to: a) to the Collateral Account which is required under the terms of NW Capital loan and related agreements, and is subject to NW Capital approval and release. While the funds in the Collateral Account are not restricted for a specified purpose and are expected to be used to fund on-going operations, capital purchases and investments, the availability of such funds is restricted as to withdrawal and subject to NW approval and release; b) as described in Note 7, under the terms of our loan agreement with Canpartners Realty Holding Company IV LLC (Canpartners), we are required to maintain a minimum $5.0 million balance of cash and cash equivalents at all times during the term of the loan, which may include balances in the Collateral Account, as well as other reserve accounts required under the Canpartners' loan agreement; and c) amounts maintained in escrow accounts for contractually specified purposes.

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013

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
September 30, 2013

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
In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This update applies to all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted.

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013

NOTE 3 – MORTGAGE INVESTMENTS, LOAN PARTICIPATIONS AND LOAN SALES
Lien Priority
Except in limited circumstances, our mortgage loans are collateralized by first deeds of trust (mortgages) on real property and generally include a personal guarantee by the principals of the borrower and, often times, the loans are secured by additional collateral. As of September 30, 2013, there were no third-party loans that were superior to our lien position on our existing loan portfolio. As of December 31, 2012, there was an outstanding third-party loan totaling $17.7 million and a capital lease obligation of approximately $3.1 million secured by a portion of our collateral that was superior to our lien position on one of our loans with an outstanding principal and accrued interest balance of $51.9 million. During the nine months ended September 30, 2013, we took title to the underlying assets through a deed-in-lieu of foreclosure and assumed the related third-party loan and capital lease obligation, which totaled approximately $24.7 million and $1.3 million, respectively, as of the date of acquisition.
Lending Activities
Given the non-performing status of the majority of the loan portfolio, there has been limited loan activity during the nine months ended September 30, 2013. During the nine months ended September 30, 2013, we originated one loan in the amount of $1.1 million relating to the financing of a portion of the sale of certain REO assets.  At September 30, 2013, the average principal and interest balance for our seven loans was $4.4 million, as compared to $13.9 million for our nine loans at December 31, 2012. A roll-forward of loan activity during the nine months ended September 30, 2013 is as follows (in thousands):

	Principal Outstanding	Interest Receivable	Valuation Allowance	Carrying Value
Balances at December 31, 2012	$124,048	$849	$(51,600)	$73,297
Additions:
Principal fundings - cash	473	—	—	473
Principal fundings - asset sale financing	1,085	—	—	1,085
Revenue recognized in excess of cash received	—	556	—	556
Reductions:
Principal repayments and interest payments	(8,617)	(831)	—	(9,448)
Recovery of allowance for credit losses	—	—	6,700	6,700
Foreclosures/transfers to Real Estate Owned	(87,032)	—	26,907	(60,125)
Balances at September 30, 2013	$29,957	$574	$(17,993)	$12,538

As of September 30, 2013, we had two performing loans with an average outstanding principal and interest balance of $2.9 million and a weighted average interest rate of 12.5%. At December 31, 2012, we had two performing loans with an average outstanding principal and interest balance of $2.7 million and a weighted average interest rate of 12.7%. As of September 30, 2013 and December 31, 2012, the valuation allowance represented 58.9% and 41.3%, respectively, of the total outstanding loan principal and interest balances. We did not sell any loans during the three or nine months ended September 30, 2013.

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013

NOTE 3 – MORTGAGE INVESTMENTS, LOAN PARTICIPATIONS AND LOAN SALES – (continued)

Loan Maturities
The outstanding principal and interest receivable balances of our mortgage loans, net of the valuation allowance, as of September 30, 2013, have scheduled maturity dates within the next several quarters as follows (dollars in thousands):

Quarter	Outstanding Balance	Percent	# of Loans
Matured	$24,774	81.1%	5
Q1 2014	1,144	3.8%	1
Q3 2014	4,613	15.1%	1
Total Principal and Interest	30,531	100.0%	7
Less: Valuation Allowance	(17,993)

Net Carrying Value	$12,538
From time to time, we may extend a mortgage loan's maturity date in the normal course of business. Accordingly, repayment dates of the loans may vary from their currently scheduled maturity date. If the maturity date of a loan is not extended, we classify and report the loan as matured. Given the non-performing status of the majority of the loan portfolio, the sustained depression of real estate values and lack of available takeout financing, we do not expect the payoffs to materialize for our legacy loans, particularly for loans past their respective maturity date. We may find it necessary to foreclose, modify, extend, make protective advances or sell such loans in order to protect our collateral, maximize our return or generate additional liquidity. We modified one loan during the nine months ended September 30, 2013, in which the borrower exercised its option to extend the maturity date by one year for a fee. There was no forgiveness or principal or outstanding interest, or change in interest rate.

Loans in Default
We continue to experience loan defaults as a result of depressed real estate market conditions and lack of takeout financing in the marketplace. A summary and roll-forward of activity of loans in default from December 31, 2012 through September 30, 2013 follows (dollars in thousands):

	Principal Outstanding	Accrued Interest Receivable	Valuation Allowance	Net Carrying Value	# of Loans
Balances at December 31, 2012	$119,015	$401	$(51,600)	$67,816	7
Reductions:
Principal repayments	(7,612)	—	—	(7,612)	—
Recovery of allowance for credit losses	—	—	6,700	6,700	—
Loans removed from default - foreclosure	(87,032)	—	26,907	(60,125)	(2)

Balances at September 30, 2013	$24,371	$401	$(17,993)	$6,779	5

Five of the seven of the loans that were in default at December 31, 2012 remained in default status as of September 30, 2013. During the nine months ended September 30, 2013, we took title to the assets with a carrying value of $60.1 million relating to two loans that were in default as December 31, 2012 via a deed-in-lieu of foreclosure.
We are currently exercising enforcement action which we believe could lead to foreclosure upon four of the five loans in default at September 30, 2013. We are continuing to work with the borrower with respect to the remaining one loan in default in order to seek to maintain the entitlements on the related project and, thus, the value of our existing collateral. While we expect to complete the foreclosure process on the majority of such loans over the next six to nine months,

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013

NOTE 3 – MORTGAGE INVESTMENTS, LOAN PARTICIPATIONS AND LOAN SALES – (continued)

the timing of foreclosure on these loans is dependent on several factors, including applicable states statutes, potential bankruptcy filings by the borrowers, our ability to negotiate a deed-in-lieu of foreclosure and other factors.
At September 30, 2013, all loans in default were also in non-accrual status. In addition, as of September 30, 2013 and December 31, 2012, interest receivable recorded on such loans prior to being placed in non-accrual status totaled $0.4 million for each period, respectively, and is included in mortgage loans held for sale on the accompanying condensed consolidated balance sheet.
No interest income was recognized on non-accrual loans on a cash or accrual basis during the nine months ended September 30, 2013 or 2012. In addition, borrower concentrations, geographic concentrations of our loan portfolio, related loan classifications and end-user categories have not materially changed since December 31, 2012, except as a result of foreclosures.
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
At September 30, 2013, we held total operating properties and REO assets of $203.7 million, of which $47.8 million were held for development, $51.8 million were held for sale, and $104.2 million were held as operating properties. A roll-forward of REO from December 31, 2012 to September 30, 2013 is as follows (dollars in thousands):

	Operating Properties	# of Projects	Held for Development	# of Projects	Held for Sale	# of Projects	Total Net Carrying Value
Balances at December 31, 2012	$21,915	2	$43,006	17	$54,050	23	$118,971

Additions:
Net principal carrying value of loans foreclosed	52,395	2	7,730	1	—	—	60,125
Fair value adjustment of assets acquired through foreclosure (1)	30,739	—	—	—	—	—	30,739
Other receivables transferred	493	—	—	—	275	1	768
Property taxes assumed on loans foreclosed	—	—	27	—	—	—	27
Capital costs additions	559	—	1,028	—	56	0	1,643

Reductions :
Cost of Properties Sold	—	—	(913)	—	(5,719)	(4)	(6,632)
Depreciation	(1,908)	—	—	—	—	—	(1,908)
Transfers, net	—	—	(3,113)	(3)	3,113	3	—
Balances at September 30, 2013	$104,193	4	$47,765	15	$51,775	23	$203,733

(1)
Amount represents the step-up in basis to the estimated fair value of the assets received as of the date of acquisition based on appraisals received for such assets. The stepped up basis reflects the approximate balances of certain liabilities assumed upon foreclosure including a mortgage note payable of approximately $24.7 million, a capital lease obligation of approximately $1.3 million, and accounts payable and accrued liabilities of $3.4 million at the date of acquisition. The appraised values of such assets were equal to or in excess of the new assets recorded.

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013

NOTE 4 – OPERATING PROPERTIES AND REAL ESTATE HELD FOR DEVELOPMENT OR SALE- (continued)

Operating properties includes depreciable building and improvements, furniture, fixtures and equipment, and tenant improvements with balances totaling $60.2 million, net of accumulated depreciation and amortization of $6.7 million.

On May 14, 2013, the Company, through various subsidiaries, completed the acquisition of certain assets and assumption of certain related liabilities (the “Sedona Assets”), pursuant to an agreement dated March 28, 2013, as amended and restated (the “Sedona Agreement”), with one of the Company's borrowers and certain subsidiaries and affiliates (collectively, the “Borrowers”) in full satisfaction of certain mortgage loans held by the Company with a net carrying value of approximately $60.2 million as of December 31, 2012, and for the purpose of releasing the Borrowers from further liability under the loans and guarantees, subject to certain post-closing conditions and limitations. The primary Sedona Assets include the following:

•
certain real property, including all improvements thereon, including two operating hotels located in Sedona, Arizona, subject to a pre-existing primary first mortgage lien and capital lease obligation, which totaled approximately $24.7 million and $1.3 million, respectively, as of May 14, 2013 (date of acquisition);

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
The Sedona Assets contributed approximately $7.9 million to hospitality and entertainment revenue and $0.1 million to pre-tax net loss (inclusive of $1.2 million of project-specific interest expense) for the period from May 14, 2013 (the date of acquisition) through September 30, 2013. During the three months ended September 30, 2013, the Sedona Assets contributed approximately $4.9 million to hospitality and entertainment revenue and $0.2 million to pre-tax net loss. The following table presents estimated unaudited pro forma information during the three months ended September 30, 2012 and the nine months ended September 30, 2013 and 2012, including debt service amounts for long-term debt and capital leases other than interest attributable to loans payable to us, as if the acquisitions had been consummated on January 1, 2012.

	Three Months Ended September 30,	Nine Months Ended September 30,
(Amounts in thousands)	2012	2013	2012
Pro forma revenue	$5,877	$20,805	$18,153
Pro forma net income (loss)	$(8,613)	$(15,876)	$(22,943)
In addition, during the three months ended September 30, 2013, we acquired a single-family Scottsdale residence in connection with a guarantor settlement with an estimated fair value of approximately $0.3 million.
During the nine months ended September 30, 2013, we sold six REO assets (or portions thereof) for $7.6 million (net of selling costs), of which we financed $1.1 million, for a net gain on sale of approximately $1.0 million. During the nine months ended September 30, 2012, we sold seven REO assets for $17.0 million (net of selling costs), of which we financed $5.5 million, for a gain of $0.6 million. All REO asset sales for the nine months ended September 30, 2013 qualified for full accrual recognition. All REO asset sales for the nine months ended September 30, 2012 qualified for full accrual recognition except for one asset sale. Because the buyer did not provide the minimum required initial investment for the one 2012 sale, full gain recognition was not allowed under GAAP so we applied the installment

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013

NOTE 4 – OPERATING PROPERTIES AND REAL ESTATE HELD FOR DEVELOPMENT OR SALE- (continued)

method of accounting for this transaction. This resulted in recognized gain of $0.1 million and a deferred gain of $0.2 million as of September 30, 2012.
The nature and extent of future capitalized costs for REO held for development depends on the level of development undertaken, the number of additional foreclosures and other factors. While our assets are generally available for sale, we continue to evaluate various alternatives for the ultimate disposition of these investments, including partial or complete development of the properties prior to sale or disposal of the properties on an as-is basis. During the nine months ended September 30, 2013, we reclassified three REO assets from held for development status to held for sale based on our present intention to dispose of such assets within one year and current active marketing efforts. There were no material changes with respect to REO classifications or planned development during the three or nine months ended September 30, 2013 other than as a result of REO asset sales and foreclosures. As discussed in more detail in note 7, we strategically defaulted on the terms of a note payable obligation totaling $5.2 million, which is secured by certain assets classified as real estate held for development totaling approximately $4.8 million as of September 30, 2013. In addition, we strategically defaulted on the terms of a CFD obligation totaling $3.7 million, which is secured by certain assets classified as real estate held for sale totaling approximately $4.9 million as of September 30, 2013. These defaults could result in cross-acceleration of the maturity of such debt or foreclosure on the related assets.

NOTE 5 – PREFERRED EQUITY INVESTMENT AND DERIVATIVE INVESTMENT RECEIVABLE
Preferred Equity Investment
During the nine months ended September 30, 2013, we entered into a limited liability agreement to form a joint venture with unrelated parties for the purpose of acquiring a multi-family portfolio comprised of 14 apartment communities across six states, which is being managed by a third party, national firm, specializing in multi-family assets. Under the terms of the joint venture agreement, we contributed $15 million through one of our wholly-owned subsidiaries that holds the status of a preferred member. Another of our wholly-owned subsidiaries contributed no capital, but serves as a limited guarantor member on the senior indebtedness of the joint venture that is secured by the acquired operating properties. No other capital contributions are required by us. A non-IMHFC member will serve as the managing member of the joint venture. Our preferred member interest is secured by the other non-IMHFC members’ interest in each of the single member LLC’s that hold title to real property owned by each respective LLC.
Under the terms of the joint venture agreement, the joint venture is required to redeem our preferred membership interest for the redemption price (as defined in the joint venture agreement) on or before the second anniversary of the closing date, or the redemption date may be extended at the joint venture’s option for one additional year for a fee to the Company of $0.3 million. We are also entitled to a 15% annualized return on our $15 million preferred equity investment, and we are further entitled t o an exit fee equal to the greater of 4% of our original investment or 1.5% of the fair market value of the portfolio assets of the joint venture at the two year preferred equity redemption date, as described further below.
Additionally, we are entitled to retain a 15% carried interest in the profits of the entire investment portfolio, after payment of the preferred returns to us and similar preferred returns of non-IMHFC members. In addition, we are entitled to effectively receive all available cash flow of the joint venture until we receive the entirety of our preferred equity investment and any accrued and unpaid preferred return amounts. The non-IMHFC members are obligated to fund any shortfalls in our preferred return.

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013

NOTE 5 – PREFERRED EQUITY INVESTMENT AND DERIVATIVE INVESTMENT RECEIVABLE - (continued)

A summary of unaudited financial statement data for the joint venture as of and for the period from inception (February 28, 2013) through September 30, 2013 follows (amounts in thousands):

Balance Sheet Data	As of September 30, 2013
Assets:	(unaudited)
Investment in real estate, net	$130,035
Cash, cash equivalents and restricted cash	6,953
Receivables and other assets	3,330

Total assets	$140,318

Liabilities:
Mortgage payable to bank	$119,946
IMHFC Preferred Member Interest recognized as a liability	13,704
Derivative exit fee liability	2,250
Accounts payable, accrued and other liabilities	6,654

Total liabilities	142,554

Members' Equity	(2,236)

Total liabilities and members' equity	$140,318

Statement of Operations Data	Period Ended September 30, 2013
Revenue:	(unaudited)
Total rents and other income	$16,545

Expenses:
Acquisition costs	17,207
Total operating expenses	9,564
Depreciation and amortization	1,791
Interest Expense - Primary Lender	3,420
Interest Expense - IMHFC Preferred Member Interest	1,962
Total expenses	33,944
Net loss	$(17,399)
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

In addition, as described above, we are further entitled to an exit fee equal to the greater of 4% of our original investment or 1.5% of the fair market value of the portfolio assets of the joint venture at the two year preferred equity redemption date. At the date of execution of the agreement, we estimated that the fair market value of the underlying assets to be approximately $190 million at the redemption date. We then discounted the computed exit fee using a discount rate

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013

NOTE 5 – PREFERRED EQUITY INVESTMENT AND DERIVATIVE INVESTMENT RECEIVABLE - (continued)

of 12%. Accordingly, we recorded the exit fee as a derivative investment receivable in the accompanying condensed consolidated balance sheet as of September 30, 2013 in the amount of $2.25 million. The offsetting amount was treated as a discount on the investment which is being amortized as an adjustment to investment income over the term of the investment using the effective interest method.
During the three and nine months ended September 30, 2013 we recognized approximately $0.8 million and $2.0 million, respectively, in investment income from this investment.
A reconciliation of the preferred equity investment as of September 30, 2013 follows (in thousands):

Preferred Equity Investment	$15,000
Less: exit fee discount	(2,250)
Accrued preferred return	205
Amortization of exit fee discount	749
Preferred Member Interest per joint venture	13,704
Add: additional investment basis (1)	66
Total preferred equity investment	$13,770

(1)	Amount represents unamortized costs incurred and paid directly by us relating to our investment in the preferred equity investment.

Derivative Investment Receivable
As described above, we recorded a derivative asset resulting from this transaction in the amount of $2.25 million at the origination date based on the estimated gross fair value as of the derivative investment. As of September 30, 2013, we applied a similar methodology to estimate the fair market value of the portfolio assets and recorded no gain or loss on the fair value of the derivative investment. This is our only derivative investment and we do not anticipate the volume of our derivative investments to be significant.
As described in note 12, subsequent to September 30, 2013, we sold our preferred equity position in the joint venture to an unrelated party for $19.0 million which exceeded the collective carrying value of our preferred equity investment and derivative investment receivable. No gain on the sale was recognized during the nine months ended September 30, 2013.

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013

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
During the period ended September 30, 2013, we performed both a macro analysis of market trends and economic estimates, as well as a detailed analysis on selected significant loan and REO assets. As described more fully below, market confidence appears to continue to improve in numerous markets in which our assets are located as evidenced by some improvement in sales activity and pricing. Based on various market sources reviewed, while economic activity continued to expand at a moderate pace, the unemployment rate has remained elevated during the third quarter. After hitting the highest level in nearly four years, existing-home sales declined in September as home price and higher mortgage interest rates curbed consumer buying power. In addition, concerns over the government shutdown also played a role in economic progress. Nevertheless, limited inventory conditions and low interest rates continued to pressure home prices in much of the country.

During the third quarter, the Federal Reserve continued to monitor economic and financial developments in regards to its monetary policy and concluded that it will maintain its current asset purchase policies until there is more evidence that progress will be sustained before making any adjustments to such policies. The Federal Reserve believes that its actions should maintain downward pressure on longer-term interest rates, support mortgage markets, and help to make broader financial conditions more accommodative, which in turn should promote a stronger economic recovery and help to ensure that inflation, over time to foster maximum employment and price stability. As such, we expect housing demand and real estate in general to continue to improve slightly over the short-term, but do not expect that it will likely improve substantially until the general economy strengthens, the housing market shows a longer trend of ongoing recovery, and a clear fiscal policy is defined by the administration.

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013

NOTE 6 – FAIR VALUE – (continued)

The following is a summary of the procedures performed in connection with our fair value analysis of loans and REO assets as of and for the nine months ended September 30, 2013:

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

4.
For the period ended September 30, 2013, except as noted in step 5 below, given the lack of significant change in overall general market conditions since December 31, 2012, we performed an analysis to determine whether there were any indications of a material increase or decrease in the value of the underlying collateral of loans and REO assets since the completion of our detail analysis completed during the year ended December 31, 2012. This analysis included a review and update of current market participant activity, overall market conditions, our direct knowledge of local market activity affecting the project, as well as other market indicators obtained through our asset management group and various third parties. Our asset-specific analysis focused on the higher valued assets of our total loan collateral and REO portfolio. We considered the results of our analysis and the potential valuation implication to the balance of the portfolio based on similar asset types and geographic location.

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

Based on our analysis, generally the valuation approach taken and assumptions utilized with respect to each asset at December 31, 2012 remained applicable at September 30, 2013, except for those assets subject to a recent bona fide written third-party offer to buy our loan or REO asset, and for those assets subject to recent third-party valuation which reflected improved operations and market conditions in hospitality related assumptions, and improved pricing and absorption assumptions for the residential real estate portion resulting in increased values. See our previously filed Annual Report on Form 10-K for the fiscal year ended December 31, 2012 for a summary of the key assumptions and valuation methodologies utilized to derive fair value.

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013

NOTE 6 – FAIR VALUE – (continued)

September 30, 2013 Selection of Single Best Estimate of Value
As previously described, we have historically obtained periodic valuation reports from third-party valuation specialists, consultants and/or from our internal asset management departments for the underlying collateral of our loans and REO held for sale. The results of our valuation efforts generally provide a range of values for the collateral valued rather than a single point estimate because of variances in the potential value indicated from the available sources of market participant information. The selection of a value from within a range of values depends upon general overall market conditions as well as specific market conditions for each property valued and its stage of entitlement or development. In addition to third-party valuation reports, we utilize recently received bona fide purchase offers from independent third-party market participants that may be outside of the range of values indicated by the third-party specialist report. In selecting the single best estimate of value, we consider the information in the valuation reports, credible purchase offers received, as well as multiple observable and unobservable inputs.
Valuation Conclusions
Based on the results of our evaluation and analysis, we recorded a non-cash recovery of credit losses on our loan portfolio in the amount of $0 and $7.0 million during the three and nine months ended September 30, 2013, respectively. The recovery amount relates specifically to the improved value for the hotel operations and residential lots acquired through foreclosure as previously described. The improved value was reflective of improved operating results and improved market conditions for the hospitality sector and the pricing and absorption assumptions for the residential lots as it pertains to the related assets. In addition, we recorded other recoveries of credit losses of $0.7 million and $1.5 million during the three and nine months ended September 30, 2013, respectively, relating to cash and other asset collections from certain guarantors on prior loans. Also, as described in note 5, we recorded no gain or loss resulting from the fair value analysis of our derivative investment.

As of September 30, 2013, the loan valuation allowance totaled $18.0 million, representing approximately 58.9% of the total outstanding loan principal and interest balances. As of December 31, 2012, the allowance for credit loss totaled $51.6 million, representing 41.3% of the total outstanding loan portfolio principal and interest balances. With the existing valuation allowance recorded as of September 30, 2013, we believe that, as of that date, the fair value of the underlying collateral of our loans is adequate in relation to the net carrying value of loan principal and accrued interest and that no additional valuation allowance is considered necessary.
While the above results reflect management’s assessment of the fair value of our real estate assets as of September 30, 2013 and December 31, 2012 based on currently available data, we will continue to evaluate our loans and real estate assets in the remaining quarter of 2013 and beyond to determine the adequacy and appropriateness of the valuation allowance. Depending on market conditions, such updates may yield materially different values and potentially increase or decrease the valuation allowance for loans or impairment charges for REO assets.
Valuation Categories
Generally, all of our mortgage loans, REO held for sale and derivative investment are valued using significant unobservable inputs (Level 3) obtained through management review and analysis or third party appraisals, except for such assets for which third party offers were used, which are considered Level 2 inputs. Changes in the use of Level 3 valuations are based solely on whether we utilized third party offers for valuation purposes. Our mortgage loans, REO held for sale and derivative investment are measured at fair value on a nonrecurring basis based upon the lowest level of significant input to the valuation although no net losses were recorded during the nine months ended September 30, 2013 or 2012. There were no other assets that were measured at fair value using Level 1 or Level 2 inputs for which any losses were recorded during the nine months ended September 30, 2013 or 2012.

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013

NOTE 7 – DEBT, NOTES PAYABLE AND SPECIAL ASSESSMENT OBLIGATIONS
A roll-forward of notes payable and related obligations from December 31, 2012 to September 30, 2013 is as follows, in thousands:

Balance at December 31, 2012	$72,510
Additions:
Note Payable assumed in foreclosure	24,712
Note additions	10,150
Deferred Interest on Convertible Notes Payable	2,205
Accretion of discount	1,521
Reductions:
Repayments	(1,251)

Balance at September 30, 2013	$109,847
Interest expense for the three months ended September 30, 2013 and 2012 was $5.2 million and $3.7 million, respectively. Interest expense for the nine months ended September 30, 2013 and 2012 was $13.9 million and $10.9 million, respectively.
Convertible Notes Payable/Exit Fee Payable
As more fully described in our Form 10-K for the year ended December 31, 2012, on June 7, 2011, we entered into and closed funding of a $50.0 million senior secured convertible loan with NW Capital. The loan matures on June 6, 2016 and bears contractual interest at a rate of 17% per year.
The lender, at its sole option, may make an annual election to defer a portion of interest due representing 5% of the total accrued interest amount, with the balance 12% payable in cash. The lender made such an election for the years ended December 31, 2012 and 2013. Deferred interest is capitalized and added to the outstanding loan balance on a quarterly basis. As of September 30, 2013, deferred interest added to the principal balance of the convertible note totaled $9.6 million, of which $2.2 million was added during the nine months ended September 30, 2013. Interest is payable quarterly in arrears on the first of each January, April, July and October during the term of the loan.
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
As of September 30, 2013, the unamortized discount totaled approximately $6.0 million and the amortized discount added to the principal balance of the convertible note totaled approximately $4.5 million of which $1.5 million was added during the nine months ended September 30, 2013.
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

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013

NOTE 7 – DEBT, NOTES PAYABLE AND SPECIAL ASSESSMENT OBLIGATIONS- (continued)

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
Other Notes Payable Activity
As described in note 4, during the nine months ended September 30, 2013, we assumed a note payable in the amount of $24.7 million from a bank in connection with a deed-in-lieu of foreclosure that closed on May 14, 2013, that is secured by one of the hotel operating properties with a gross asset basis of approximately $83.1 million at September 30, 2013. The note payable bears annual interest of 12%, with required monthly payments of principal and interest and the outstanding principal due at maturity. The note matures on March 28, 2014. We obtained approval from NW Capital in connection with this financing.
During the nine months ended September 30, 2013, we secured financing of $10 million from Canpartners that is secured by certain REO assets with a carrying value of $24.3 million at September 30, 2013. The note payable bears annual interest of 12%, with required monthly payments of interest and the outstanding principal due at maturity. The note matures in February 2014 and may be extended for two additional six month terms. Under the terms of the loan, we are required to maintain a minimum $5.0 million balance of cash and cash equivalents. A portion of the proceeds was used to repay an existing note payable of $0.9 million. We obtained approval from NW Capital in connection with this financing.
In connection with our proposed development to construct a multifamily housing development in Apple Valley, Minnesota, during the nine months ended September 30, 2013, we entered into, among other agreements, a business subsidy agreement and related loan agreement dated March 29, 2013 with the Apple Valley Economic Development Authority (EDA). Under the terms of the business subsidy agreement, the EDA has agreed to advance to us up to $1.1 million in the form of a loan. The amount of the loan shall not exceed the amount received from Dakota County for the statutory penalty and interest on special assessment taxes, which were assessed in the tax years 2007 through 2011, for which we have recorded a liability. If we complete the development project as intended no later than December 31, 2015, and certain other conditions are satisfied, and no event of default occurs, the EDA shall forgive the loan in its entirety. The loan bears interest at the rate of 6.0% per annum and shall accrue until the loan is satisfied or paid in full. If we do not meet the specified goals, the loan and all accrued unpaid interest must be repaid on or before December 31, 2016. In addition, under the agreement, we are not allowed to sell, transfer or otherwise convey all or part of the property for a period of five years following completion without the prior written consent of EDA. As of September 30, 2013, the total amount advanced to us under the loan agreement was $0.2 million.

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013

NOTE 7 – DEBT, NOTES PAYABLE AND SPECIAL ASSESSMENT OBLIGATIONS- (continued)

Under the terms of a previous settlement agreement, we executed two noninterest bearing promissory notes totaling $5.3 million secured by certain REO assets with a carrying value of $4.8 million at September 30, 2013. The notes matured on December 31, 2012. Due to the non-interest bearing nature of the loans, in accordance with applicable accounting guidance, we imputed interest on the notes at our incremental borrowing rate of 12% per annum and recorded the notes net of the discount. The discount was amortized to interest expense over the term of the notes. At September 30, 2013 and December 31, 2012, the net principal balance of the notes payable was $5.2 million. During the year ended December 31, 2012, we defaulted for strategic reasons on the terms of an agreement related to the loan, which resulted in an acceleration of the maturity date of such debt. The note bears interest at the default rate of 10% per annum. During the nine months ended September 30, 2103, we incurred default interest expense of $0.4 million and have outstanding accrued interest totaling $0.9 million as of September 30, 2013. The lender filed a notice of delinquency and a notice of trustee sale was scheduled for June 12, 2012. The subsidiary that owns these assets was placed into bankruptcy which stayed the trustee sale. In addition, since this strategic default and bankruptcy constituted an event of default under the NW Capital loan, management obtained a waiver from NW Capital regarding this action. During the period ended September 30, 2013, the bankruptcy court rejected our proposed plan of reorganization and lifted the stay on the trustee sale. However, we sought and obtained leave to appeal with the district court which stayed the bankruptcy court's order. As a result, the lender is presently stayed from conducting its trustee sale until the district court decides the appeal, the timing of which is undeterminable at this time. The related REO asset is currently stated at its net realizable value. Should the creditor take title to the REO asset as a result of the lift of the stay of the trustee sale, the carrying value of the REO will be charged to operations and the debt obligation will be credited to operations to the extent it is legally defeased by such action.
During the year ended December 31, 2012, we entered into a note payable with a bank in the amount of $0.9 million in connection with the acquisition of certain land situated adjacent to another property owned by us. The note payable is secured by the land purchased, bears interest at the annual rate of 4% and was to mature in September 2015. We obtained approval from NW Capital for this new indebtedness. The note required interest only payments through September 2013, with principal and interest payments commencing in October 2013 through maturity. The note payable was repaid using proceeds from the $10.0 million financing secured during the nine months ended September 30, 2013.
CFD and Special Assessment Obligations
We have recorded certain obligations assumed for the allocated share of CFD special revenue bonds and special assessments totaling approximately $5.7 million as of September 30, 2013 secured by certain real estate acquired through foreclosure in prior years. These obligations are described below.
One of the CFD obligations had an outstanding balance of approximately $3.7 million as of September 30, 2013 and December 31, 2012 and has an amortization period that extends through April 30, 2030, with annual interest rates ranging from 5% to 6%. The CFD obligation is secured by certain real estate held for sale consisting of 171 acres of unentitled land located in Buckeye, Arizona which has a carrying value of approximately $4.9 million at September 30, 2013. As disclosed in our report on Form 10-K for the year ended December 31, 2012, we have defaulted for strategic reasons on the obligation payment due and the taxing authority has since filed a notice of potential sale of the related real estate. Such real estate assets are owned by a wholly owned subsidiary of the Company, which was placed into bankruptcy. Management has engaged the appropriate advisors and is currently working towards a resolution of this issue. In addition, since this strategic default and bankruptcy constituted an event of default under the NW Capital loan, management obtained a waiver from NW Capital regarding this action. In accordance with the proposed sale of the project, the the bankruptcy case was dismissed and the lender provided a forbearance on the debt default until December 2013, at which time a payment of approximately $0.8 million is required to bring the debt balance current.
The other obligations are comprised of a series of special assessments that collectively had an outstanding balance of approximately $2.0 million and $2.3 million as of September 30, 2013 and December 31, 2012, respectively. The CFD obligations have amortization periods that extend through 2022, with annual interest rates ranging from 6% to 7.5%. The CFD obligations are secured by certain real estate held for development consisting of 15 acres of unentitled land located in Dakota County, Minnesota which has a carrying value of approximately $5.7 million at September 30, 2013. Such real estate assets are owned by a wholly-owned subsidiary of the Company. During the nine months ended

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013

NOTE 7 – DEBT, NOTES PAYABLE AND SPECIAL ASSESSMENT OBLIGATIONS- (continued)

September 30, 2013, we made a principal repayment totaling $0.3 million in connection with the sale of certain lots to the municipality.
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
Our debt, notes payable, CFD and special assessment obligations have the following scheduled maturities (in thousands):

Year	Amount
Past due and in default	$8,919
2013	384
2014	34,850
2015	232
2016	64,517
2017	227
Thereafter	718
Total	$109,847

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
A summary of minimum lease payments required under these capital leases as of September 30, 2013 follows (in thousands):

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013

NOTE 8 – CAPITAL LEASE OBLIGATIONS – (continued)

Year	Minimum Lease Payments
2013	$73
2014	159
2015	129
2016	124
2017	118
Thereafter	2,709
3,312
Less: interest portion (9%)	(2,051)
Capital lease obligation	$1,261

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013

NOTE 9 — SHARES, SHARE-BASED COMPENSATION AND EARNINGS PER SHARE
Shares of Common Stock, Class B Common Stock, Class C Common Stock and Class D Common Stock share proportionately in our earnings and losses. There are no shares of the Class D common stock outstanding as of September 30, 2013. There were no changes in the classes of stock or in the number of shares of authorized or outstanding shares during the period ended September 30, 2013.
Share-Based Compensation
As of September 30, 2013, approximately 768,000 stock options were outstanding and there were 432,000 shares available for future grants under our 2010 Stock Option Plan. Approximately 98,000 options vested and none were exercised during the nine months ended September 30, 2013. In addition, approximately 13,000 options were forfeited during the nine months ended September 30, 2013. Net stock-based compensation expense relating to these options was $0.2 million and $0.1 million for the three months ended September 30, 2013 and 2012, respectively. Net stock-based compensation expense relating to these options was $0.4 million and $0.3 million for the nine months ended September 30, 2013 and 2012, respectively. We did not receive any cash from option exercises during the three months ended September 30, 2013 or 2012. As of September 30, 2013, there was approximately $0.5 million of unrecognized compensation cost related to non-vested stock option compensation arrangements granted under the 2010 Stock Option Plan that is expected to be recognized as a charge to earnings over a weighted-average period of 0.8 years .
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
Due to the losses for the three and nine months ended September 30, 2013 and 2012, basic and diluted loss per common share were the same, as the effect of potentially dilutive securities would have been anti-dilutive. At September 30, 2013, the only potentially dilutive securities, not included in the diluted loss per share calculation, consist of vested stock options and the NW Capital convertible note payable which is convertible into approximately 6,225,000 shares of Series A Preferred Stock (subject to increase upon NW Capital’s deferral of accrued interest), which are ultimately convertible into the same number of shares of our common stock.  There were no other potentially dilutive securities at September 30, 2013.

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013

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
Unaudited condensed consolidated financial information for our reportable operating segments is summarized as follows (in thousands):

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013

NOTE 10 – SEGMENT INFORMATION - (continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(unaudited)		(unaudited)
Income Statement Items		(restated)		(restated)
Total Revenue
Mortgage and REO - Legacy Portfolio and Other Operations	$1,067	$253	$2,602	$889
Commercial Real Estate Leasing Operations	394	367	1,205	1,178
Hospitality and Entertainment Operations	5,266	320	9,864	1,309
Corporate and Other	—	118	9	270
Consolidated	$6,727	$1,058	$13,680	$3,646

Operating Expenses (exclusive of Interest and Credit Recoveries)
Mortgage and REO - Legacy Portfolio and Other Operations	$1,098	$1,385	$2,729	$3,181
Commercial Real Estate Leasing Operations	702	656	2,080	2,101
Hospitality and Entertainment Operations	5,131	810	9,212	2,033
Corporate and Other	3,435	3,764	9,467	9,635
Consolidated	$10,366	$6,615	$23,488	$16,950

Interest Expense
Mortgage and REO - Legacy Portfolio and Other Operations	$423	$382	$1,359	$1,230
Commercial Real Estate Leasing Operations	527	—	1,275	1
Hospitality and Entertainment Operations	846	21	1,256	46
Corporate and Other	3,428	3,252	10,023	9,573
Consolidated	$5,224	$3,655	$13,913	$10,850

Credit Loss Provision (Recoveries)
Mortgage and REO - Legacy Portfolio and Other Operations	$(676)	$(1,028)	$(8,242)	$(1,913)
Commercial Real Estate Leasing Operations	(3)	(2)	(8)	(1)
Hospitality and Entertainment Operations	—	—	—	—
Corporate and Other	—	—	—	(15)
Consolidated	$(679)	$(1,030)	$(8,250)	$(1,929)

Net Income (Loss)
Mortgage and REO - Legacy Portfolio and Other Operations	$222	$(486)	$6,756	$(1,609)
Commercial Real Estate Leasing Operations	(832)	(287)	(2,142)	(923)
Hospitality and Entertainment Operations	(711)	(511)	(604)	(770)
Corporate and Other	(6,863)	(6,898)	(19,481)	(18,923)
Consolidated	$(8,184)	$(8,182)	$(15,471)	$(22,225)

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013

NOTE 10 – SEGMENT INFORMATION - (continued)

Balance Sheet Items	September 30, 2013	December 31, 2012
	(unaudited)
Total Assets		(restated)
Mortgage and REO - Legacy Portfolio and Other Operations	$129,097	$171,009
Commercial Real Estate Leasing Operations	21,795	21,485
Hospitality and Entertainment Operations	86,257	2,673
Corporate and Other	12,621	25,847
Consolidated	$249,770	$221,014

Notes Payable and Special Assessment Obligations
Mortgage and REO - Legacy Portfolio and Other Operations	$11,058	$11,251
Commercial Real Estate Leasing Operations	10,000	850
Hospitality and Entertainment Operations	25,889	—
Corporate and Other	64,161	60,410
Consolidated	$111,108	$72,511

Operating Liabilities
Mortgage and REO - Legacy Portfolio and Other Operations	$10,656	$8,537
Commercial Real Estate Leasing Operations	584	569
Hospitality and Entertainment Operations	4,585	993
Corporate and Other	6,199	6,329
Consolidated	$22,024	$16,428

As described in Note 2, due to the conversion to a new accounting system during the period ended September 30, 2013, we identified various changes in the classifications of certain previously reported segment information and have restated certain 2012 amounts in the foregoing tables.

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013

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
NWRA is entitled to various fees under this agreement include, among others, a non-contingent monthly fee of $125,000, plus out-of-pocket expenses, as well as a 10% legacy asset performance fee based on the gross sales proceeds from the sales of legacy assets over their related December 31, 2010 carrying value. During the three months ended September 30, 2013 and 2012, NWRA earned base management fees of approximately $0.4 million for each respective period, which is included in professional fees in the accompanying condensed consolidated statement of operations, and $0.05 million and $0.4 million, respectively, in legacy asset performance fees which is included as a component of gain or loss on disposal of assets in the accompanying condensed consolidated statement of operations. During the nine months ended September 30, 2013 and 2012, NWRA earned base management fees of approximately $1.1 million for each respective period, which is included in professional fees in the accompanying condensed consolidated statement of operations, and $0.2 million and $0.5 million, respectively, in legacy asset performance fees which is included as a component of gain or loss on disposal of assets in the accompanying condensed consolidated statement of operations. In addition, during the nine months ended September 30, 2013, NWRA received asset origination fees totaling $0.4 million, which is included in the basis of the related asset.
ITH Partners, LLC
As more fully discussed in note 15 of our previously filed Form 10-K, we have engaged ITH Partners, LLC (“ITH Partners”) to provide various consulting services, including assistance in strategic and business development matters; performing diligence and analytical work with respect to our asset portfolio; assisting in prospective asset purchases and sales, and other services. The total annual base consulting fee equals $0.8 million plus various other fees based on certain milestones achieved or other occurrences. During the three months ended September 30, 2013 and 2012, we incurred base consulting fees of $0.2 million for each respective period, which is included in professional fees in the accompanying statement of operations. During the nine months ended September 30, 2013 and 2012, we incurred base consulting fees of $0.7 million for each respective period, which is included in professional fees in the accompanying statement of operations.
ITH Partners is entitled to a legacy asset performance fee equal to 3% of the positive difference derived by subtracting (i) 110% of our December 31, 2010 valuation mark (the “Base Mark”) of any asset then owned by us from the (ii) the gross sales proceeds, if any, from sales of any legacy asset (on a legacy asset by asset basis without any offset for losses realized on any individual asset sales). During the three months ended September 30, 2013 and 2012, ITH earned legacy asset fees totaling and $14 thousand and $0.1 million, respectively, a portion of which is included as a component of gain or loss on disposal of assets and a portion which is included as an offset in recovery of credit losses in the accompanying consolidated statement of operations. During the nine months ended September 30, 2013 and 2012, ITH earned legacy asset fees totaling and $0.1 million and $0.1 million, respectively, a portion of which is included as a component of gain or loss on disposal of assets and a portion which is included as an offset in recovery of credit losses in the accompanying consolidated statement of operations. In addition, during the nine months ended September 30, 2013, ITH received asset origination fees totaling $0.2 million, which is included in the basis of the related asset.

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013

NOTE 11 – COMMITMENTS AND CONTINGENCIES - (continued)

Development Agreements
As more fully discussed in note 15 of our previously filed Form 10-K, during the year ended December 31, 2012, we entered into two development services agreements with a third party developer to manage the development of certain existing real estate. When completed, the projects will consist of a 332-unit multi-family residential housing complex located in Apple Valley, Minnesota and a 600-bed student housing complex in Tempe, Arizona. The terms of each of the development services agreements are very similar in nature. Under each of the agreements, the developer is entitled a predevelopment services fee not to exceed $150,000, a development services fee equal to 3.0% of the total project cost less an agreed-upon land basis, as well a post-development services fee. The post development services fee will consist of a profit participation upon sale of the projects ranging from 7% to 10% of the profit, depending the amount and timing of projects’ completion and sale. During the three months ended September 30, 2013, we paid the third party developer $37.5 thousand of the predevelopment fees due under these arrangements . During the nine months ended September 30, 2013, we paid the third party developer $0.14 million of the predevelopment fees due under these arrangements. Such costs have been capitalized into the basis of the property.
In connection with the development of the residential housing complex located in Apple Valley, Minnesota, during the nine months ended September 30, 2013, we entered into a development agreement, development assistance agreement, a business subsidy agreement and other related agreements with the City of Apple Valley and related entities. Under these agreements, subject to completion of the projects by December 2015 and other requirements, we expect to receive up to $6.5 million in tax increment financing over an extended period as well as a business subsidy totaling $1.1 million, of which we have received $0.2 million as of September 30, 2013 (as described in note 7). Also in connection with the overall development, we were required to and completed a sale of certain parcels to the City of Apple Valley for $0.8 million for its development of a common area park adjacent to our planned development.
In addition, during the year ended December 31, 2012, we entered into an agreement with a large Arizona homebuilder to purchase from us and develop certain residential lots under an exclusive lot take-down program over a period of five years beginning in 2013. Under the terms of the agreement, the builder agreed to purchase a minimum of 12 lots during the year ending December 31, 2013. During the nine months ended September 30, 2013, the builder purchased five lots from us in accordance with the agreement for a combined purchase price of $0.2 million, which exceeded the allocated carrying value of such assets. If the builder does not take down the lots within the scheduled timeframe specified in the agreement, the exclusive option to purchase such lots shall become ineffective.
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
As part of this process and with the intention of protecting or enhancing our interest in our commercial loan and REO assets, we may for strategic reasons take actions, or fail to take actions, that result in a default of obligations relating to the property, some of which obligations may have a security or collateral interest in the subject real estate property.  In some cases, we may be directly liable for certain of these obligations. These actions (or inactions) are intended to protect or enhance our interest in the property and in many cases relate to obligations that were incurred prior to our acquisition of the property and often relate to disputes among the various stakeholders, including the Company, about the amount, timing or priority of the obligations and the appropriate resolution of the various stakeholders' claims, which in many cases will result in less than a full recovery for some or all stakeholders given the distressed state of many of our REO properties.  In conjunction with this strategy, as discussed in note 7, we previously placed two of our single asset subsidiaries into bankruptcy to address debt related matters associated with the subsidiaries’ assets which

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013

NOTE 11 – COMMITMENTS AND CONTINGENCIES - (continued)

have carrying values totaling $9.8 million as of September 30, 2013. One of the bankruptcy claims was denied and is under appeal, while the second bankruptcy claim has been dismissed in connection with the proposed sale of the property.
As discussed in note 7, the related debt obligations totaled approximately $8.9 million as of September 30, 2013. In addition, since these actions (or inactions) may constitute events of default under the NW Capital loan, we have obtained and will seek to obtain a waiver in the future from NW Capital, if necessary. The Company believes that it could, if it elected to do so, settle or cure these defaults and we do not believe the losses or costs relating to any such actions pending at September 30, 2013 will result in a material adverse effect on our financial position or results of operations.
Guarantor Recovery
In December 2012, we received a favorable judgment against certain guarantors in connection with their personal guarantees on certain loans on which we have since foreclosed. The amount of the judgment was for a specified principal amount plus accrued default interest at 24% annually computed on such principal amounts from January 5, 2010, which totaled $18.9 million as of June 30, 2013 and $14.8 million as of December 31, 2012. In February 2013, we and the guarantors entered into a stipulation agreement which was converted to a court order. Under the terms of the stipulation, the guarantors consented and agreed to various items including, but not limited to, providing a listing of all related business enterprises in which the guarantors hold an ownership interest for the assignment of such interests to IMH, a cash payment to us of $0.2 million made in March 2013, and a quit claim deed to a residential property located in Hawaii assigned to us, subject to a first lien by a bank and certain other liens.
Due to the uncertainty of the natures and extent of the available assets of the guarantors to pay the judgment amount, we have not recorded recoveries for any amounts due under this judgment, except to the extent we have received assets without contingencies under the judgment and stipulation. In this regard, we recognized $0.2 million during the year ended December 31, 2012 based on the cash payment received in March 2013. Also, during the period ended September 30, 2013, we received and recorded an unencumbered deed to a residential property located in Scottsdale, Arizona with an estimated fair value of $0.3 million. However, we did not record the Hawaii residential property at the time the quit claim deed was provided in February 2013 or since then because under the terms of the stipulation, we agreed to hold and not record the quit claim deed until the expiration of the Negotiation Period, as defined, which ended in June 2013 when the court seal was lifted. Also, while we were granted a quit claim deed on the residential property, we have not recorded the deed to this asset and have not recorded a recovery related to the estimate fair market value of these assets during the nine months ended September 30, 2013 because the quit claim deed was note executed in a proper form and due to the existence of certain questionable liens on the property which make clear title to the property uncertain as of September 30, 2013. The quit claim deed was appropriately modified and recorded subsequent to September 30, 2013, at which time the Hawaii residential property and related liens were recorded at fair value.
We are continuing to undertake the necessary steps to evaluate the extent and amount of available assets of the guarantors to enforce the terms of the stipulation and to collect all amounts due under the judgment. However, such amounts are not determinable as of September 30, 2013 and have not been recognized as recovery income in the accompanying condensed consolidated statement of operations. As such, further recoveries under this and other judgments received in our favor will be recognized when realization of the recovery is deemed probable and when all contingencies relating to recovery have been resolved.
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

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013

NOTE 11 – COMMITMENTS AND CONTINGENCIES - (continued)

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
Three separate objections to the proposed settlement were filed with the Chancery Court. The Chancery Court held a settlement hearing on July 18, 2013 during which it heard, among other things, argument as to the fairness of the settlement and arguments from each objector. Following the settlement hearing, the Chancery Court entered a Final Order and Judgment ("Final Order") which approved the terms of the settlement of the Litigation as outlined in the MOU and Stipulation, with slight modifications. The Company's rights and obligations under the Stipulation and Final Order are contingent the expiration of the period to file appeals of the Final Order or, if any appeal is filed, upon the final resolution of any such appeal ("Final Approval"). The Exchange Offering and the Rights Offering are required to be initiated within 30 days following Final Approval. On July 23 and July 26, 2013, two appeals were timely filed in the Supreme Court of Delaware by two of the Objectors. On October 11, 2013, one of the appeals was voluntarily dismissed. The other appeal remains pending. If the remaining appeal is denied or is voluntarily dismissed, the Final Order will have Final Approval. If the appeal is granted, the case could be returned to the Chancery Court for further proceedings. We have vigorously denied, and continue to vigorously deny, that we have committed any violation of law or engaged in any of the wrongful acts that were alleged in the Litigation, but we believe it is in the best interests of the Company and our stockholders to eliminate the burden and expense of further litigation and to put the claims that were or could have been asserted to rest.  As of June 30, 2013 and December 31, 2012, we accrued the payment required of $1.57 million, as well as the offsetting related anticipated insurance proceeds, which have been deposited

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013

NOTE 11 – COMMITMENTS AND CONTINGENCIES - (continued)

into settlement escrow accounts. In addition, due to the significance of the anticipated settlement and related costs, we have separately identified such costs in the accompanying consolidated statement of operations. Such amounts consist primarily of legal, accounting and other professional fees incurred in connection with the settlement of the Litigation, including costs surrounding the proposed Rights Offering and Exchange Offering.
During the three months ended September 30, 2013 and 2012, we recorded settlement related costs of $0.8 million and $0.8 million, respectively, relating primarily to legal fees incurred in connection with the settlement. During the nine months ended September 30, 2013 and 2012, we recorded settlement related costs of $2.0 million and $1.5 million, respectively. However, we have not included any other adjustments relating to the potential repurchase of stock in exchange for the issuance of convertible notes in the Exchange Offering because the consummation of these repurchases and offerings are subject to a number of conditions, including the receipt of Final Approval, and because of the uncertainty of timing and of the GAAP based “fair value” determination of such securities as of the date of settlement. At the time that these amounts are reasonably estimable, we will record the appropriate amounts resulting from the resolution of this matter. There can be no assurance that the outstanding appeal will not result in further delays in the ultimate settlement of the Litigation.
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
In addition, the Kurtz Plaintiffs alleged that the Fund wrongfully rejected the defendants’ books and records requests, defamed David Kurtz, and wrongfully brought a civil action related to the Conversion Transactions. The Kurtz Plaintiffs seek the return of their original investments in the Fund, damages for defamation and invasion of privacy, punitive damages, and their attorneys’ fees and costs.  Defendants filed a motion to stay this lawsuit in favor of the consolidated action pending in Delaware.  As previously reported, the Kurtz case was stayed by the Court, at Defendants’ request, pending the outcome of the Delaware Litigation.  However, because of delays in concluding the Delaware Litigation, the Court in the Kurtz case lifted the stay of that case effective as of February 28, 2013.  At the present time, discovery is underway in the Kurtz case. We dispute the Kurtz Plaintiffs’ allegations and we intend to defend ourselves vigorously against these claims. We have recently entered into negotiations for a potential settlement with the Kurtz Plaintiffs in connection with this case. However, we have not accrued any amounts for this matter as of September 30, 2013 as the timing and amounts of a potential settlement are reasonably estimable as of the date of this filing.
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

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013

NOTE 12 – SUBSEQUENT EVENT
Subsequent to September 30, 2013, we sold our preferred equity investment in the joint venture described in Note 5 to an unrelated party for $19.0 million which exceeded the collective carrying value of our preferred equity investment and derivative investment receivable as of the closing date. However, one of our wholly-owned subsidiaries continues to serve as a limited guarantor member on the senior indebtedness of the joint venture that is secured by the acquired operating properties, and we may receive additional remuneration until we are released from the limited guarantee. No gain on the sale was recognized during the nine months ended September 30, 2013.

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
Through our traditional credit analysis coupled with real estate valuation techniques used by developers, we have invested in real estate assets with an original investment basis of approximately $567 million. As a result of valuation allowance and impairment charges, these assets have a current carrying value of $232.2 million as of September 30, 2013, comprised of commercial real estate mortgage loans with a carrying value of $12.5 million, owned property with a carrying value of $203.7 million, and a preferred equity investment with a carrying value of $16.0 million. The decline in the carrying value of our real estate assets is reflective of the deterioration of the commercial real estate lending market and the sustained decline in pricing of residential and commercial real estate together with the severe downturn in the general economy and specifically the real estate markets that occurred in recent years.
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
During the nine months ended September 30, 2013, we entered into a limited liability agreement to form a joint venture with unrelated parties for the purpose of acquiring a multi-family portfolio comprised of 14 apartment communities across six states, which is being managed by a third party, national firm, specializing in multi-family assets. Under the terms of the joint venture agreement, we contributed $15 million through one of our wholly-owned subsidiaries that holds the status of a preferred member. Under the terms of the joint venture agreement, the joint venture is required to redeem our preferred membership interest for the redemption price (as defined in the joint venture agreement) on or before the second anniversary of the closing date, or the redemption date may be extended at the joint venture's option for one additional year for a fee to the Company of $0.3 million. We are also entitled to a 15% annualized return on our $15 million preferred equity investment, and we are further entitled to an exit fee equal to the greater of 4% of our original investment or 1.5% of the fair market value of the portfolio assets of the joint venture at the two year preferred equity redemption date. Additionally, we will retain a 15% carried interest in the profits of the entire investment portfolio, after payment of the preferred returns to us and similar preferred returns of non-IMHFC members. In addition, we are entitled to effectively receive all available cash flow of the joint venture until we receive the entirety of our preferred equity investment and any accrued and unpaid preferred return amounts. The non-IMHFC members are obligated to fund any shortfalls in our preferred return. Subsequent to September 30, 2013, we sold our preferred equity interest in the joint venture for $19.0 million.

We also expect to acquire or invest in other operating assets in 2013 that will increase our asset base and supplement top line earnings. As previously described in our Form 10-K, during the nine months ended September 30, 2013, we entered into an agreement with an existing borrower group in our loan portfolio to, at our option, transfer to us ownership of certain assets in satisfaction of the related loans. During the nine months ended September 30, 2013, the Company completed its acquisition of these assets, which include two operating hotels located in Arizona and a 28-lot residential subdivision located in Arizona, among other assets. With the acquisition of such assets, there comes the challenge and cost of day-to-day operations but also the opportunity to revitalize assets and operations that have generally suffered in recent periods. With our combination of internal and external professionals, we expect to re-position these operating assets to produce a market-rate return as portfolio holdings or to dispose of these assets at favorable prices. We have also continued to pursue development activities with respect with certain other REO assets.
In connection with the shareholder class action litigation described in our previously filed Form 10-K, the Court of Chancery in the State of Delaware held a settlement hearing on July 18, 2013 during which it heard, among other things, argument as to the fairness of the proposed settlement outlined in the MOU and arguments from each objector. Following the settlement hearing, the Chancery Court entered a Final Order and Judgment ("Final Order") which approved the terms of the settlement of the Litigation as outlined in the MOU and Stipulation, with slight modifications. The Company's rights and obligations under the Stipulation and Final Order are contingent the expiration of the period to file appeals of the Final Order or, if any appeal is filed, upon the final resolution of any such appeal ("Final Approval"). The Exchange Offering and the Rights Offering are required to be initiated within P30Ds following Final Approval. On July 23 and July 26, 2013, two appeals were timely filed in the Supreme Court of Delaware by two of the Objectors. On October 11, 2013, one of the appeals was voluntarily dismissed. The other appeal remains pending. If the remaining appeal is denied or is voluntarily dismissed, the Final Order will have Final Approval.
While focused on the foregoing objectives and activities, the Company remains nimble in its objectives and is poised to re-direct its efforts as economic circumstances unfold. We stand ready to adjust the relative scaling of our business activities and objectives as circumstances dictate.
Operational Highlights

•	Total assets were $249.8 million as of September 30, 2013 compared to $221.0 million as of December 31, 2012.

•
Top line revenue, the sum of mortgage, rental, hospitality and entertainment, and investment and other income, increased approximately $5.6 million to $6.7 million for the three months ended September 30, 2013 from $1.1 million for the three months ended September 30, 2012. Top line revenue also increased approximately $10.1 million to $13.7 million for the nine months ended September 30, 2013 from $3.6 million for the nine months ended September 30, 2012.

•
We recorded recoveries of credit losses of $0.7 million during the three months ended September 30, 2013 compared to $1.0 million for the three months ended September 30, 2012. We also recorded recoveries of credit losses of $8.3 million during the nine months ended September 30, 2013 compared to $1.9 million for the nine months ended September 30, 2012.

•
Net loss for the three months ended September 30, 2013 was $8.2 million compared to net loss of $8.2 million for the three months ended September 30, 2012. Net loss for the nine months ended September 30, 2013 was $15.5 million compared to net loss of $22.2 million for the nine months ended September 30, 2012.

•
Basic and diluted loss per common share for the three months ended September 30, 2013 was $0.49 compared to $0.48 for the three months ended September 30, 2012. Basic and diluted loss per common share for the nine months ended September 30, 2013 was $0.92 compared to $1.32 for the nine months ended September 30, 2012.

Selected Financial Data
The following table presents select financial and operating data for the periods indicated. The summary financial data was derived from our audited and unaudited financial statements and other financial records for the periods indicated. All dollar amounts are expressed in thousands, except share and per unit data.

	(Unaudited)		(Unaudited)
	As of and for the Three Months Ended September 30,		As of and for the Nine Months Ended September 30,		As of and for the Year Ended December 31,
	2013	2012	2013	2012	2012
Summary balance sheet items
Cash and cash equivalents	$1,723	$1,187	$1,723	$1,187	$3,084
Restricted Cash	4,719	18,596	4,719	18,596	14,914
Mortgage loan principal and accrued interest outstanding	30,531	131,241	30,531	131,241	124,897
Valuation allowance	(17,993)	(52,805)	(17,993)	(52,805)	(51,600)
Mortgage loans held for sale, net	12,538	78,436	12,538	78,436	73,297
Real estate held for development, net	47,765	42,811	47,765	42,811	43,006
Real estate held for sale, net	51,775	53,998	51,775	53,998	54,050
Operating Properties Acquired through Foreclosure, net	104,193	22,151	104,193	22,151	21,915
Total assets	249,770	228,934	249,770	228,934	221,014
Debt, notes payable and special assessment obligations	109,847	71,220	109,847	71,220	72,510
Total liabilities	133,132	86,634	133,132	86,634	88,939
Total stockholders' equity	116,638	142,300	116,638	142,300	132,075
Summary income statement
Mortgage loan income	$201	$251	$585	$849	$1,084
Total revenue	6,727	1,058	13,680	3,646	4,739
Operating expenses (excluding interest expense)	10,366	6,615	23,488	16,950	23,836
Provision for (recovery of) credit losses	(679)	(1,030)	(8,250)	(1,929)	(2,121)
Impairment of real estate owned	—	—	—	—	—
Total costs and expenses	14,911	9,240	29,151	25,871	36,931
Net loss	(8,184)	(8,182)	(15,471)	(22,225)	(32,192)
Earnings/Distributions per share data
Basic and diluted loss per share	$(0.49)	$(0.48)	$(0.92)	$(1.32)	$(1.91)
Dividends declared per common share	0.02	0.02	0.02	0.07	0.09
Loan related items
Note balances originated	$—	$—	$1,085	$5,500	$5,500
Number of notes originated	—	—	1	2	2
Average note balance originated	$—	$—	$1,085	$2,750	$2,750
Number of loans outstanding	7	12	7	12	9
Average loan carrying value	$1,791	$6,536	$1,791	$6,536	$8,144
% of portfolio principal – fixed interest rate	42.5%	82.9%	42.5%	82.9%	85.5%
% of portfolio principal – variable interest rate	57.5%	17.1%	57.5%	17.1%	14.5%
Weighted average interest rate – all loans	12.1%	9%	12.1%	9%	8.96%
Principal balance % by state:
Arizona	0.2%	79.4%	0.2%	79.4%	82.2%
California	50.9%	11.5%	50.9%	11.5%	8.1%
Texas	0%	0%	0%	0%	0%
Idaho	0%	0%	0%	0%	0%
Other	48.9%	9.1%	48.9%	9.1%	9.7%
Total	100%	100%	100%	100%	100%

	(Unaudited)		(Unaudited)
	As of and for the Three Months Ended September 30,		As of and for the Nine Months Ended September 30,		As of and for the Year Ended December 31,
	2013	2012	2013	2012	2012
Credit Quality
Extension fees included in mortgage loan principal	$—	$4,726	$—	$4,726	$4,668
Interest payments over 30 days delinquent	401	1,219	401	1,219	636
Principal balance of loans past scheduled maturity, gross	24,773	123,752	24,773	123,752	119,416
Principal balance of loans past scheduled maturity, net	6,779	70,947	6,779	70,947	67,815
Carrying Value of loans in non accrual status	6,779	70,947	6,779	70,947	67,815
Valuation allowance	(17,993)	(52,805)	(17,993)	(52,805)	(51,600)
Valuation allowance as % of loan principal and interest	58.9%	40.2%	58.9%	40.2%	41.3%
Net Charge-offs	$—	$275	$26,907	$88,882	$89,812

Results of Operations for the Three and Nine Months Ended September 30, 2013 and 2012

	Three Months Ended September 30,				Nine Months Ended September 30,
Revenues	2013	2012	$ Change	% Change	2013	2012	$ Change	% Change
Mortgage Loan Income	$201	$251	$(50)	(19.9)%	$585	$849	$(264)	(31.1)%
Rental Income	394	365	29	7.9%	1,205	1,188	17	1.4%
Hospitality and Entertainment Income	5,266	320	4,946	1,545.6%	9,860	1,308	8,552	653.8%
Investment and Other Income	866	122	744	609.8%	2,030	301	1,729	574.4%
Total Revenue	$6,727	$1,058	$5,669	535.8%	$13,680	$3,646	$10,034	275.2%
Mortgage Loan Income.
During the three months ended September 30, 2013 and 2012, income from mortgage loans was $0.2 million and $0.3 million, respectively, a decrease of $0.1 million, or 19.9%. During the nine months ended September 30, 2013 and 2012, income from mortgage loans was $0.6 million and $0.8 million, respectively, a decrease of $0.2 million, or 31.1%. The year-over-year decrease in mortgage loan income for the period is attributable to the decrease in the income-earning portion of our loan portfolio. While the total loan portfolio outstanding principal was $30.0 million at September 30, 2013, the income-earning asset balance was $5.6 million with a weighted average interest rate of 12.5%, as compared to outstanding principal of $129.7 million at September 30, 2012, and an income-earning asset balance of $7.0 million with a weighted average interest rate of 12.5%. As of September 30, 2013, five of our seven loans were in default and non-accrual status, as compared to nine out of our 12 loans at September 30, 2012.  As such, in the absence of acquiring or originating new loans, we anticipate mortgage income to remain at minimal levels in future periods until such time that we are able to generate sufficient liquidity to re-commence lending activities at a meaningful level.
Mortgage loan originations during the three and nine months ended September 30, 2013 have been limited to partial financings in connection with the sale of REO assets. During the nine months ended September 30, 2013, we financed one new loan with a principal balance of $1.1 million at an interest rate of 12.5%.
Rental Income.
During the three months ended September 30, 2013 and 2012, we recognized rental income of $0.4 million for each period. During the nine months ended September 30, 2013 and 2012, we recognized rental income of $1.2 million for each period. We expect rental income to remain consistent based on existing tenant lease terms and to increase as we secure new tenants.
Hospitality and Entertainment Income.
Hospitality and entertainment income is comprised of revenue from hotel and golf course operations, as well as related spa and food and beverage activities, all acquired through foreclosure. During the three months ended September 30, 2013, hospitality and entertainment income was $5.3 million, a $4.9 million increase from $0.3 million for the three months ended September 30, 2012. During the nine months ended September 30, 2013, hospitality and entertainment income was $9.9 million, a $8.6 million increase from $1.3 million for the nine months ended September 30, 2012. The increase is primarily attributed to the acquisition of two hotels and related spa and food and beverage operations in settlement of a related loan obligation with one of our borrowers which occurred in May 2013. We anticipate increased revenue during the balance of 2013 as we recognize additional revenues from these sources.
Investment and Other Income.
Investment and other income is comprised of investment income earned on non-mortgage real estate investments, interest earned on certain notes receivable from a tenant of one of our operating properties, and fees earned from our management of the SWI Fund. During the three months ended September 30, 2013, investment and other income was $0.9 million, an increase of $0.7 million from $0.1 million for the three months ended September 30, 2012. During the nine months ended September 30, 2013, investment and other income was $2.0 million, an increase of $1.7 million from $0.3 million for the nine months ended September 30, 2012. The increase is primarily attributable to our $15 million preferred equity investment made during the first quarter of 2013, for which we are receiving a 15% preferred return plus other derivative gains based on the fair value of the underlying assets in excess of original basis.

Expenses (dollars in thousands)
	Three Months Ended September 30,				Nine Months Ended September 30,
Expenses:	2013	2012	$ Change	% Change	2013	2012	$ Change	% Change
Operating Property Expenses (exclusive of Taxes, Interest and Depreciation)	$4,575	$915	$3,660	400.0%	$8,571	$2,417	$6,154	254.6%
Property Taxes for REO	284	617	(333)	(54.0)%	998	1,488	(490)	(32.9)%
Other Operating Expenses for REO	259	806	(547)	(67.9)%	647	1,373	(726)	(52.9)%
Professional Fees	2,173	1,801	372	20.7%	5,968	3,876	2,092	54.0%
General and Administrative Expenses	1,494	1,505	(11)	(0.7)%	4,228	4,847	(619)	(12.8)%
Interest Expense	5,224	3,655	1,569	42.9%	13,913	10,850	3,063	28.2%
Depreciation and Amortization Expense	987	490	497	101.4%	2,062	2,076	(14)	(0.7)%
Gain on Disposal of Assets	(252)	(368)	116	(31.5)%	(953)	(591)	(362)	61.3%
Settlement and Related Costs	840	849	(9)	(1.1)%	1,962	1,466	496	33.8%
Recovery of Credit Losses	(679)	(1,030)	351	(34.1)%	(8,250)	(1,930)	(6,320)	327.5%
Total Costs and Expenses	$14,905	$9,240	$5,665	61.3%	$29,146	$25,872	$3,274	12.7%
Operating Property Expenses (exclusive of Taxes, Interest and Depreciation).
Operating Property Expenses consist of direct expenses incidental to the day-to-day operations of our active operating properties (exclusive of Property Taxes, Interest and Depreciation expense which are reported separately in the condensed consolidated statement of operations), which are comprised of an 18-hole golf course, two hotels, a spa and restaurants at each property. During the three months ended September 30, 2013 and 2012, operating property direct expenses totaled $4.6 million and $0.9 million, respectively, an increase of $3.7 million.  During the nine months ended September 30, 2013 and 2012, operating property direct expenses totaled $8.6 million and $2.4 million, respectively, as increase of $6.2 million.  The year over year change for the three and nine month periods is primarily attributed to the acquisition of two hotels and related spa and food and beverage operations which occurred in May 2013. In addition, the increase is partially attributed to a full nine months of operating expenses in 2013 as compared to 2012 relating to the golf course and food and beverage operation acquired through foreclosure in March 2012. We expect such costs and expenses to increase as we continue to foreclose on operating properties and as activities of operating properties increase.
Property Taxes for REO.
During the three months ended September 30, 2013 and 2012, property tax expense, net of property tax refunds received, totaled $0.3 million and $0.6 million, respectively, a decrease of $0.3 million, or 54%.  During the nine months ended September 30, 2013 and 2012, property tax expense, net of property tax refunds received, totaled $1.0 million and $1.5 million, respectively, a decrease of $0.5 million, or 32.9%.  The year over year decrease for the three and nine month periods is primarily attributed to property tax refunds received in 2013 totaling approximately $0.3 million resulting from successful tax appeals, and the disposition of certain REO properties and during the nine months ended September 30, 2013 and in the latter part of 2012. We expect such costs and expenses to increase as we continue to exercise remedies on loans in default and to decrease as we dispose of real estate owned.

Other Operating Expenses for REO.
Other operating expenses for REO include home owner association (HOA) dues, utilities, repairs and maintenance, and other expenses attributable to non-operating properties.  During the three months ended September 30, 2013 and 2012, other operating expenses for REO assets was $0.3 million and $0.8 million, respectively, a decrease of $0.5 million, or 67.9%.  During the nine months ended September 30, 2013 and 2012, other operating expenses for REO assets was $0.6 million and $1.4 million, respectively, a decrease of $0.7 million, or 52.9%.  The decrease is primarily attributed to reduced expenses for security, repairs and maintenance, and HOA dues resulting the sale of related properties.
Professional Fees.
During the three months ended September 30, 2013 and 2012, professional fees totaled $2.2 million and $1.8 million, respectively, an increase of $0.4 million, or 20.7%. During the nine months ended September 30, 2013 and 2012, professional fees totaled $6.0 million and $3.9 million, respectively, an increase of $2.1 million, or 54.0%. The increase for the three and nine month periods is primarily attributed to a settlement reached in the second quarter of 2012 with a previous legal vendor that reduced the outstanding liability to the vendor, offset by increased legal, accounting and other professional fees incurred in connection with loan and guarantor enforcement and transactional matters.
General and Administrative Expenses.
During the three months ended September 30, 2013 and 2012, general and administrative expenses remained relatively consistent at $1.5 million for each period. During the nine months ended September 30, 2013 and 2012, general and administrative expenses totaled $4.2 million and $4.8 million, respectively, a decrease of $0.6 million, or 12.8%. The decrease in general and administrative costs is primarily attributed to a reduction in our rent expense as a result of our exit of a previous office lease in the second quarter of 2012, as well as slightly lower compensation, partially offset by an increase in insurance costs.
Interest Expense.
Interest expense includes interest incurred in connection with the NW Capital loan, a note payable assumed in connection with the acquisition the operating hotel properties previously described, and borrowings from various other lenders. During the three months ended September 30, 2013, interest expense was $5.2 million as compared to $3.7 million for the same period in 2012, an increase of $1.5 million or 42.9%. During the nine months ended September 30, 2013, interest expense was $13.9 million as compared to $10.8 million for the same period in 2012, an increase of $3.1 million or 28.2%. The increase is attributed primarily to default interest on certain notes payable in default as well as interest for a $10 million financing secured during the nine months ended September 30, 2013. In addition, a portion of the increase is attributed to the assumption of a note payable note payable with a principal balance of approximately $24.7 million assumed in May 2013 in connection with the acquisition certain operating hotel properties.
Depreciation and Amortization Expense.
During the three months ended September 30, 2013 and 2012, depreciation and amortization expense was approximately $1.0 million and $0.5 million, respectively, an increase of $0.5 million. During the nine months ended September 30, 2013 and 2012, depreciation and amortization expense was comparable at $2.1 million for each period. The increase in the three month period is attributed to the acquisition of the hotels and related depreciable assets in the second quarter of 2013. This increase for 2013 was offset by a decrease resulting from the accelerated amortization on certain leasehold improvements abandoned in the second quarter of 2012, resulting in a comparable amount for the nine months ended September 30, 2013 and 2012.
Gain on Disposal of Assets.

During the three months ended September 30, 2013 and 2012, gain on the disposal of assets totaled $0.3 million and $0.4 million, a decrease of $0.1 million, or 31.5%. During the nine months ended September 30, 2013 and 2012, gain on the disposal of assets totaled $1.0 million and $0.6 million, an increase of $0.4 million, or 61.3%. During the nine months ended September 30, 2013, we sold six REO assets (or portions thereof) for $7.6 million (net of selling costs) resulting in a net gain of approximately $1.0 million. During the nine months ended September 30, 2012, we sold seven REO assets for $17.0 million (net of selling costs) resulting in a net gain of approximately $0.6 million.
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
On January 31, 2012, we reached a tentative settlement in principle to resolve all claims asserted by the plaintiffs in the Fund Litigation, other than the claims of one plaintiff which were separately settled. The tentative settlement in principle, memorialized in a Memorandum of Understanding (“MOU”) previously filed with our 8-K dated February 6, 2012, was subject to certain class certification conditions, confirmatory discovery and final court approval (including a fairness hearing). The Chancery Court held a settlement hearing on July 18, 2013 during which it heard, among other things, argument as to the fairness of the settlement and arguments from each objector. Following the settlement hearing, the Chancery Court entered a Final Order which approved the terms of the settlement of the Litigation as outlined in the MOU and Stipulation, with slight modifications. The Company's rights and obligations under the Stipulation and Final Order are contingent upon Final Approval. The Exchange Offering and the Rights Offering are required to be initiated within P30Ds following Final Approval. On July 23 and July 26, 2013, two appeals were timely filed in the Supreme Court of Delaware by two of the Objectors. On October 11, 2013, one of the appeals was voluntarily dismissed. The other appeal remains pending. If the remaining appeal is denied or is voluntarily dismissed, the Final Order will have Final Approval. If the appeal is granted, the case could be returned to the Chancery Court for further proceedings. The Final Order provides for a full release and settlement of all claims, other than the claims of the one non-settling plaintiff (against whom we are litigating separately), against us and the other defendants in connection with the claims made in the Fund Litigation. We have expended and continue to expend significant Company resources in our defense of the Fund Litigation. Due to the significance of the anticipated settlement and related costs, we have separately identified such costs in the accompanying consolidated statement of operations. Such amounts consist primarily of legal, accounting and other professional fees incurred in connection with the settlement proposal, including costs surrounding the proposed Rights Offering and Exchange Offering. During the three months ended September 30, 2013 and 2012, we recorded net settlement and related costs of $0.8 million for each period. During the nine months ended September 30, 2013 and 2012, we recorded net settlement and related costs of $2.0 million and $1.5 million, respectively, an increase of $0.5 million, or 33.8%. The year over year increase for the nine month periods is attributed to increased legal fees relating to the settlement as well as costs incurred in connection with the anticipated Rights Offering and Exchange Offering. We are seeking recovery of legal fees and other costs that may be reimbursable under our existing insurance plans. However, recognition of such recoveries will be recorded upon acceptance and processing of our claims by our insurance carriers. In addition, we have not included any other adjustments relating to the potential repurchase of stock in exchange for the issuance of convertible notes because the matter is still subject to the approval of the court (which is not assured) and because of the uncertainty of timing and of the GAAP based “fair value” determination of such securities as of the date of settlement. At the time that these amounts are estimable, we will record the appropriate amounts resulting from the resolution of this matter. We expect settlement and related costs as well as professional fees to increase in connection with the resolution of this matter.

Recovery for Credit Losses.

During the three and nine months ended September 30, 2013, we recorded recoveries of credit losses totaling $0.7 million and $8.3 million. Of the $8.3 million, $7.0 million consists of non-cash recoveries based on the valuation analysis performed on our loan and REO portfolio during the nine months ended September 30, 2013, and related specifically to the improved value for the hotel operations and the pricing and absorption assumptions for the residential lots acquired through foreclosure. The improved value was reflective of improved operating results and improved market conditions for the hospitality sector and in residential real estate as it pertains to the related assets. In addition, we recorded recoveries of credit losses of $0.7 million and $1.5 million during the three and nine months ended September 30, 2013, respectively, relating to cash and other asset collections from certain guarantors for which an allowance for credit loss had been previously recorded. Similarly, during the three and nine months ended September 30, 2012, we recorded recoveries of credit losses totaling $1.0 million and $1.9 million. Of the $1.9 million, $1.0 million consists of non-cash recoveries based on the valuation analysis performed on our loan and REO portfolio during the nine months ended September 30, 2012, while $0.9 million related to the collection of certain notes receivable from a guarantor for which an allowance for credit loss had been previously recorded.
Loan Originations, Loan Types, Borrowers, the Underwriting Process and Loan Monitoring
Lending Activities
As of September 30, 2013, our loan portfolio consisted of seven first lien mortgage loans with a carrying value of $12.5 million. As of December 31, 2012, our loan portfolio consisted of nine first lien mortgage loans with carrying values of $73.3 million. Given the non-performing status of the majority of the loan portfolio and the suspension of significant lending activities, there continued to be limited loan activity during the nine months ended September 30, 2013. Except for the origination of one loan totaling $1.1 million relating to the financing of a portion of the sale of certain REO assets, no other new loans were originated during the nine months ended September 30, 2013.  Similarly, we originated only two loans totaling $5.5 million during the nine months ended September 30, 2012 relating to the partial financing of the sale of certain REO assets. As of September 30, 2013 and December 31, 2012, the valuation allowance represented 58.9% and 41.3%, respectively, of the total outstanding loan principal and interest balances.
Lien Priority
Historically, all mortgage loans have been collateralized by first deeds of trust (mortgages) on real property, and generally include a personal guarantee by the principals of the borrower. Often the loans are secured by additional collateral. As of September 30, 2013, there were no third-party loans that were superior to our lien position on our existing loan portfolio. However, as of December 31, 2012, there was an outstanding third-party loan totaling approximately $17.7 million and a capital lease obligation of approximately $3.1 million secured by a portion of our collateral that was superior to our lien position on one of our loans with an outstanding principal and accrued interest balance of $51.9 million. During the nine months ended September 30, 2013, we took title to the underlying assets through a deed-in-lieu of foreclosure and assumed the related third-party loan and capital lease obligation, which totaled approximately $24.7 million and $1.3 million, respectively, as of the date of acquisition. While subordinations of our first lien positions are not expected to be a common occurrence in the future, we may find it necessary to do so in an effort to maximize the opportunity for recovery of our investment.

Changes in the Loan Portfolio Profile
Average Loan Size
At September 30, 2013, the average principal and interest balance for our loans was $4.4 million, as compared to $13.9 million at December 31, 2012. The net decrease in average note balance is a result of the foreclosure of two significant loans during the nine months ended September 30, 2013, as well as certain loan paydowns received during the nine months ended September 30, 2013.
Geographic Diversification

At September 30, 2013, our mortgage loans consist of loans where the primary collateral is located in Arizona, California and Utah. The concentration of our loan portfolio in Arizona and California, markets in which values were severely impacted by the decline in the real estate market, totals 51.1% and 90.3% at September 30, 2013 and December 31, 2012, respectively. Although at September 30, 2013, only 0.2% of our loan collateral is located in Arizona. The change in the geographic diversification of our loans is primarily attributed to the foreclosure and transfer of such loans to REO assets. There has been no other material change in our geographical diversification or concentrations since December 31, 2012.
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
Our loan portfolio includes loans that carry variable and fixed interest rates. All variable interest rate loans are indexed to the Prime rate with interest rate floors. At September 30, 2013 and December 31, 2012, respectively, the Prime rate was 3.25% per annum.
Despite these interest rates, the majority of our existing loans are in non-accrual status. As of September 30, 2013, we had two performing loans with an average outstanding principal and accrued interest balance of $2.9 million and a weighted average interest rate of 12.5%. At December 31, 2012, two of our nine portfolio loans were performing and had an average principal balance of $2.7 million and a weighted average interest rate of 12.7%. For additional discussion regarding the impact of pro forma increases or decreases in the Prime rate, see “Quantitative and Qualitative Disclosures About Market Risk” located in our previously filed Form 10-K.
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
As of September 30, 2013, the original projected end-use of the collateral under our loans was comprised of 84.9% residential and 15.1% mixed-use. As of December 31, 2012, the original projected end-use of the collateral under our loans was comprised of 54.5% residential, 4.0% mixed-use, and 41.5% commercial. Changes in classifications are primarily a result of foreclosures of certain loans, unless loans are modified and additional loan amounts advanced to allow a borrower's project to progress to the next phase of the project's development.
At September 30, 2013 and December 31, 2012, the entire balance of the valuation allowance was attributable to residential-related projects.

See “Note 3 - Mortgage Investments, Loan Participations and Loan Sales” in the accompanying condensed consolidated financial statements and Item 2. - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Selected Financial Data" for additional information regarding the classification of our loan portfolio.
Changes in the Portfolio Profile — Scheduled Maturities
The outstanding principal balance and accrued interest receivable of mortgage loans as of September 30, 2013, have scheduled maturity dates within the next several quarters as follows (dollars in thousands):

Quarter	Outstanding Balance	Percent	# of Loans
Matured	$24,774	81.2%	5
Q1 2014	1,144	3.7%	1
Q3 2014	4,613	15.1%	1
Total Principal and Interest	30,531	100.0%	7
Less: Valuation Allowance	(17,993)
Net Carrying Value	$12,538
Of the total of matured loans as of September 30, 2013, approximately 60.9% matured in the year ended December 31, 2008 and 20.4% matured in the year ended December 31, 2010.
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
Operating Properties and Real Estate Held for Development or Sale
A discussion and summary of Operating Properties and REO held for development or sale as of September 30, 2013 is presented in Note 4 of the accompanying financial statements under the heading entitled “Operating Properties and Real Estate Held for Development or Sale”.
On May 14, 2013, the Company, through various subsidiaries, completed the acquisition of certain assets and assumption of certain related liabilities (the “Sedona Assets”), pursuant to an agreement dated March 28, 2013, as amended and restated (the “Sedona Agreement”), with one of the Company's borrowers and certain subsidiaries and affiliates (collectively, the “Borrowers”) in full satisfaction of certain mortgage loans held by the Company with a net current carrying value of approximately $60.1 million as of September 30, 2013 and $60.2 million as of December 31, 2012, and for the purpose of releasing the Borrowers from further liability under the loans and guarantees, subject to certain post-closing conditions and limitations. The primary Sedona Assets include the following:

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
In addition, during the three months ended September 30, 2013, we acquired a single-family Scottsdale residence in connection with a guarantor settlement with an estimated fair value of approximately $0.3 million.
During the nine months ended September 30, 2013, we sold six REO assets (or portions thereof) for $7.6 million (net of selling costs), of which we financed $1.1 million, resulting in a net gain of approximately $1.0 million. During the nine months ended September 30, 2012, we sold seven REO assets for $17.0 million (net of selling costs), of which we financed $5.5 million, resulting in a net gain of approximately $0.6 million.
Preferred Equity Investment and Derivative Investment Receivable
During the nine months ended September 30, 2013, we entered into a limited liability agreement to form a joint venture with unrelated parties for the purpose of acquiring a multi-family portfolio comprised of 14 apartment communities across six states, which will be managed by a third party, national firm, specializing in multi-family assets. Under the terms of the joint venture agreement, we contributed $15 million through one of our wholly-owned subsidiaries that holds the status of a preferred member. Another of our wholly-owned subsidiaries contributed no capital, but serves as a limited guarantor member on the senior indebtedness of the joint venture that is secured by the acquired operating properties. No other capital contributions are required by us. A non-IMHFC member will serve as the managing member of the joint venture. Our preferred member interest is secured by the other non-IMHFC members' interest in each of the single member LLC's that hold title to real property owned by each respective LLC.
Under the terms of the joint venture agreement, the joint venture is required to redeem our preferred membership interest for the redemption price (as defined in the joint venture agreement) on or before the second anniversary of the closing date, or the redemption date may be extended at the joint venture's option for one additional year for a fee to the Company of $0.3 million. We are also entitled to a 15% annualized return on our $15 million preferred equity investment, and we are further entitled to an exit fee equal to the greater of 4% of our original investment or 1.5% of the fair market value of the portfolio assets of the joint venture at the two year preferred equity redemption date, as described further below. During the three and nine months ended September 30, 2013 we recognized approximately $0.8 million and $2.0 million, respectively, in investment income from this investment.
Subsequent to September 30, 2013, we sold our preferred equity position in the joint venture to an unrelated party for $19.0 million which exceeded the collective carrying value of our preferred equity investment and derivative investment receivable. No gain on the sale was recognized during the nine months ended September 30, 2013.

A discussion and summary of the Preferred Equity Investment and Derivative Investment Receivable as of September 30, 2013 is presented in Note 5 of the accompanying condensed consolidated financial statements under the heading entitled “Preferred Equity Investment and Derivative Investment Receivable”.
Important Relationships Between Capital Resources and Results of Operations
Summary of Existing Loans in Default
At September 30, 2013, there were five loans in default with a net carrying value of $6.8 million, as compared to seven loans in default with a carrying value of $67.8 million at December 31, 2012. As previously described, during the nine months ended September 30, 2013, we completed the acquisition of the Sedona Assets in full satisfaction of certain mortgage loans held by the Company with a net carrying value of approximately $60.2 million as of December 31, 2012.

See “Note 3 – Mortgage Investments, Loan Participations and Loan Sales” in the accompanying condensed consolidated financial statements and Item 2. - "Management’s Discussion and Analysis of Financial Condition and Results of Operations - Selected Financial Data" for additional information regarding the classification of our loan portfolio.
Valuation Allowance and Fair Value Measurement of Loans and Real Estate Held for Sale
A discussion of our valuation allowance, fair value measurement, valuation categories and summaries of the procedures performed in connection with our fair value analysis as of September 30, 2013, is presented in Note 6 of the accompanying financial statements. During the three and nine months ended September 30, 2013, we recorded recoveries of credit losses totaling $0 and $8.3 million. Of the $8.3 million, $7.0 million consists of non-cash recoveries based on the valuation analysis performed on our loan and REO portfolio during the nine months ended September 30, 2013, and related specifically to the improved value for the hotel operations and the pricing and absorption assumptions for the residential lots acquired through foreclosure as previously described. The improved value was reflective of improved operating results and improved market conditions for the hospitality sector and the pricing and absorption assumptions for the residential lots as it pertains to the related assets. In addition, we recorded other recoveries of credit losses of $0.7 million and $1.5 million during the three and nine months ended September 30, 2013, respectively, relating to cash and other asset collections from certain guarantors on prior loans. Similarly, during the three and nine months ended September 30, 2012, we recorded recoveries of credit losses totaling $1.0 million and $1.9 million. Of the $1.9 million, $1.0 million consists of non-cash recoveries based on the valuation analysis performed on our loan and REO portfolio during the nine months ended September 30, 2012, while $0.9 million related to the collection of certain notes receivable from a guarantor for which an allowance for credit loss had been previously recorded. Also, we recorded no gain or loss resulting from the fair value analysis of our derivative investment.
Leverage to Enhance Yields
During the nine months ended September 30, 2013, we secured financing of $10 million that is secured by certain REO assets with a carrying value of $24.0 million at September 30, 2013. The note payable bears annual interest of 12%, with required monthly payments of interest and the outstanding principal due at maturity. The note matures in February 2014 and may be extended for two additional six month terms. In addition, during the nine months ended September 30, 2013, we assumed a note payable in the amount of $24.7 million from a bank in connection with a deed-in-lieu of foreclosure that closed on May 14, 2013, that is secured by one of the hotel operating properties with a gross asset basis of approximately $83.1 million at September 30, 2013. The note payable bears annual interest of 12%, with required monthly payments of principal and interest and the outstanding principal due at maturity. The note matures on March 28, 2014. We obtained a release from NW Capital to secure this debt. We did not undertake any other borrowing activities during the nine months ended September 30, 2013. However, we may deem it beneficial, if not necessary, to employ additional leverage in the future. See “Note 7 – Debt, Notes Payable and Special Assessment Obligations” in the accompanying condensed consolidated financial statements for additional information regarding our outstanding indebtedness.
Off-Balance Sheet Arrangements
Upon the initial funding of loans, we typically establish a reserve for future interest payments which is deposited into a controlled disbursement account in the name of the borrower for our benefit. These accounts, which are held in the name of the borrowers, are not included in our condensed consolidated balance sheets. However, as of September 30, 2013 and December 31, 2012, there were no such amounts outstanding and we did not have any other off-balance sheet arrangements.
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

At September 30, 2013, we had cash and cash equivalents of $1.7 million and restricted cash and cash equivalents of $4.7 million, as well as loans held for sale totaling $12.5 million and REO held for sale of $51.8 million. These items comprise our primary sources of liquidity and we believe they are sufficient to cover our liquidity needs over the next twelve months. However, there is no assurance that we will be successful in selling existing real estate assets in a timely manner or in obtaining additional financing, if needed, to sufficiently fund future operations or to implement our investment strategy. Further, each sale requires the approval of the holders of our convertible notes payable.  Our failure to generate sustainable earning assets and successfully liquidate a sufficient number of our loans and real estate assets, including receiving approval from our lender of such liquidations, may have a further material adverse effect on our business, results of operations and financial position.
Our requirements for and sources of liquidity and capital resources are described in more detail in our Annual Report on Form 10-K for the year ended December 31, 2012. There have been no material changes to our requirements for liquidity as of and for the nine months ended September 30, 2013.
Cash Flows
Cash Used In Operating Activities
Cash used in operating activities was $13.8 million for the nine months ended September 30, 2013 as compared to $16.1 million for the nine months ended September 30, 2012. Cash flows from operating activities includes proceeds from the cash generated from interest and other mortgage income from our loan portfolio, offset by amounts paid for property taxes and other operating costs for REO assets, professional fees, general and administrative expenses and other expenses, as well as interest on our notes payable. The decrease in cash used in operating activities for the nine months ended September 30, 2013 compared to the 2012 period is primarily attributable to amounts collected on recoveries from guarantors.
Cash Provided By (Used in) Investing Activities
Net cash used in investing activities was $4.7 million for the nine months ended September 30, 2013 as compared to cash provided by investing activities of $16.0 million for the comparable 2012 period. Net cash used in investing activities was primarily due to a preferred equity investment made during the period totaling $15.0 million, offset by $8.6 million in mortgage loan repayments and proceeds from asset sales and recoveries of $6.5 million during the nine months ended September 30, 2013. During the nine months ended September 30, 2012, we received mortgage repayments of $7.3 million and proceeds of asset sales of $11.5 million.
Cash Provided by Financing Activities
Net cash provided by financing activities was $17.2 million and $0.1 million for the nine months ended September 30, 2013 and 2012, respectively. During the nine months ended September 30, 2013, we secured note proceeds totaling $10.2 million and had a decrease in restricted cash of $10.2 million, which was offset by debt issue costs of $1.1 million, repayments of notes payable of $1.3 million and dividends paid of $0.8 million. During the nine months ended September 30, 2012, we had a decrease in restricted cash of $1.6 million, which was offset by dividends paid of $1.3 million.

Critical Accounting Policies
Our critical accounting policies are disclosed in our previously filed Annual Report on Form 10-K for the fiscal year ended December 31, 2012.  As of September 30, 2013, there has been no significant changes in our critical accounting policies from December 31, 2012, except as disclosed in Note 2 of the unaudited condensed consolidated financial statements included in this Form 10-Q.
Recent Accounting Pronouncements
For information regarding recent accounting pronouncements that are applicable to us, see Note 2 to our unaudited condensed consolidated financial statements included with this Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Our quantitative and qualitative disclosures about market risk are disclosed in our previously filed Annual Report on Form 10-K for the year ended December 31, 2012.  As of September 30, 2013, there has been no significant changes in our market risks from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.
Interest Rate Risk
Because our two performing loans are fixed rate loans and the remaining 55% of the principal balances of our loans are in non-accrual status as of September 30, 2013, changes in weighted average interest rates for our loan portfolio have little impact on interest income.
The following table contains information about our mortgage loan principal and accrued interest receivable balances as of September 30, 2013, presented separately for fixed and variable rates and the calendar quarters in which such mortgage investments mature (in thousands).

Loan Rates:	Matured	Q1 2014	Q3 2014	Total
	(in thousands)
Variable	$17,559	$—	$—	$17,559
Fixed	7,215	1,144	4,613	12,972
Principle outstanding	$24,774	$1,144	$4,613	30,531
Less: Valuation Allowance				(17,993)
Net Carrying Value				$12,538
As of September 30, 2013, we had cash and cash equivalents totaling $1.7 million and restricted cash of $4.7 million (together 2.6% of total assets), all of which were held in bank accounts or highly liquid money market accounts or short-term certificates of deposit. We have historically targeted between 3% and 5% of our portfolio balances to be held as a working capital reserve. However, our actual deployment ratio of cash may vary in the future depending on a variety of factors, including the timing and amount of debt or capital raised, contractual restrictions and the timing and amount of investments made. We believe that these financial assets do not give rise to significant interest rate risk due to their short-term nature.

 Item 4. Controls and Procedures
Controls and Procedures
Our management has evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Form 10-Q.
Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2013 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes to Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our fiscal quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None

Item 3. Defaults Upon Senior Securities.
Not applicable

Item 4. Mine Safety Disclosures
Not applicable

Item 5. Other Information.
Not applicable

Item 6. Exhibits
Exhibit

No.	Description

3.1	Certificate of Incorporation of IMH Financial Corporation (corrected) (filed as Exhibit 3.1 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).

10.1	Final Order and Judgment dated July 26, 2013 (filed as Exhibit 99.1 to Current Report on Form 8-K on August 14, 2013 incorporated herein by reference).

10.2	Amended and Restated Sedona Agreement dated March 28, 2013 (filed as Exhibit 10.1 to Current Report on Form 8-K/A on November 12, 2013 incorporated herein by reference).

31.1	Certification of Chief Executive Officer of IMH Financial Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer of IMH Financial Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and the Chief Financial Officer of IMH Financial Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	November 12, 2013	IMH FINANCIAL CORPORATION

		By:	/s/ Steven Darak
Steven Darak
Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Officer)

INDEX TO EXHIBITS

No.	Description

3.1	Certificate of Incorporation of IMH Financial Corporation (corrected) (filed as Exhibit 3.1 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).

10.1	Final Order and Judgment dated July 26, 2013 (filed as Exhibit 99.1 to Current Report on Form 8-K on August 14, 2013 incorporated herein by reference).

10.2	Amended and Restated Sedona Agreement dated March 28, 2013 (filed as Exhibit 10.1 to Current Report on Form 8-K/A on November 12, 2013 incorporated herein by reference).

31.1	Certification of Chief Executive Officer of IMH Financial Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer of IMH Financial Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and the Chief Financial Officer of IMH Financial Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document