Form 10-K
period 2013-12-31
IMH Financial Corp
filed 2014-03-28
CIK 1397403

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐    No ☑

The registrant had 50,000 shares of Common Stock, 3,800,930 shares of Class B-1 Common Stock, 3,800,930 shares of Class B-2 Common Stock, 7,714,334 shares of Class B-3 Common Stock, 627,579 shares of Class B-4 Common Stock and 838,448 shares of Class C Common Stock, which were collectively convertible into 16,832,221 outstanding common shares as of March 28, 2014.

DOCUMENTS INCORPORATED BY REFERENCE
NONE

IMH Financial Corporation
2013 Form 10-K Annual Report

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) which relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “likely,” “may,” “plan,” “potential,” “should” and “would” or the negative of these terms or other comparable terminology. The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance. These beliefs, assumptions and expectations can change, and actual results and events may differ materially, as a result of many possible events or factors, not all of which are known to us or are within our control. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section in Item 1A of this Form 10-K entitled “Risk Factors.”

Such forward-looking statements appear in several places in this Annual Report, including, without limitation, “Business,” “Risk Factors,” “Market for Registrants’ Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities-Distribution Policies” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Forward-looking statements in this annual report on Form 10-K include: our business strategy and liquidity plan, including our intention to dispose of a significant portion of our mortgage loans and other real estate assets in the next 12-24 months, and our goals and plans to invest in different real estate platforms, including consideration of opportunities to act as a sponsor and co-investor in real estate mortgages and other real estate-based vehicles, diversify our investments geographically and expand our investment capital base and pursue development activities with certain REO properties; the outcome of actions we may take, or fail to take, that result in defaults of obligations that have liens or collateral interest in our commercial mortgage loan and REO properties, including our ability to cure such defaults; our plans and the anticipated timing and results relating to our actions to foreclose on defaulted mortgage loans; trends and expectations relating to the real estate and lending markets we operate in; expected amortization period of unrecognized compensation costs; that future mortgage income will remain at minimal levels; that property taxes, costs and expenses relating to REO and other operating expenses will increase; that we may modify existing loans and/or subordinate our first lien position on our mortgage loans to protect our collateral and maximize our opportunity for recovery; that the concentration of our current loan portfolio will not materially change until we begin making new loans; our sources and the sufficiency of liquidity in the next twelve months; that our financial assets do not give rise to significant interest rate risk; that we may sell whole loans or participations in loans to increase our liquidity; the impact of new accounting standards; that we expect to complete the foreclosure process on our defaulted real estate mortgage loans in the next six to nine months; expectations about future derivative investments; recent trends and expectations relating to rental and hospitality and entertainment activities; that changes in our disposition strategy and related changes in classifications of such assets under GAAP could result in material impairment charges; our future liability relating to CFD and special assessment obligations; that the fair value of the collateral underlying our mortgage loans is sufficient in relation to the current carrying value of the related loans; that we may increase our leverage; and the outcome of unasserted claims or pending litigation against us.

You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. Except to the extent required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the events described by our forward-looking statements might not occur. We qualify any and all of our forward-looking statements by these cautionary factors. Please keep this cautionary note in mind as you read this Form 10-K.

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

The Company’s focus is to invest in, manage and dispose of commercial real estate mortgage and related investments, and to perform all functions reasonably related thereto, including developing, managing and either holding for investment or disposing of real property acquired through foreclosure, investment or other means. This focus is enhanced with the combined resources of the Company and its advisors. The Company also seeks to capitalize on opportunities to invest in selected real estate-related platforms or projects under the direction of, or in partnership with, seasoned professionals in those areas. The Company also considers opportunities to act as a sponsor, providing investment opportunities as a proprietary source of, and/or co-investor in, real estate mortgages and other real estate-based investment vehicles. Through the purchase and sale of such investments, we expect to earn robust, risk-adjusted returns while being recognized as a nimble, creative and prudent lender/investor. Our strategy is designed to re-establish the Company’s access to significant investment capital. By increasing the level and quality of the assets in our portfolio specifically and under management in general, we believe that the Company can grow and ultimately provide its shareholders with favorable risk-adjusted returns on investments and enhanced opportunity for liquidity.

Recent Developments

While the Company made substantial progress in working to resolve its on-going portfolio enforcement and monetization challenges, as well as progress in the settlement of litigation involving a group of dissident shareholders, the Company continued to experience financial adversity in 2013 that resulted in losses during the year. This adversity primarily resulted from the Company’s inability to generate sustainable earning assets, while continuing to expend a significant amount of resources in debt service costs, loan enforcement activities, and in defense and settlement of shareholder and related claims. The slowly improving overall general economic climate also continued to hinder the Company’s performance during fiscal 2013. However, during the middle and latter part of 2013, the Company finalized the terms of the shareholder settlement and resolved all impediments to implementation of the terms of the court-approved shareholder settlement. In the first quarter of 2014, the Company initiated the two offerings required under the settlement agreement, the net effect of which was accrued as of December 31, 2013. Management anticipates that with execution of the terms of the settlement and the establishment of an expanded board of directors, the multiple distractions that have hampered our business in the last several years will diminish in 2014 and beyond and allow management to revisit and hone its focus on implementation of the Company’s investment strategies.

During 2013, management continued to implement its on-going initiatives to streamline and re-purpose the organization, operations, and systems to support the Company’s strategic and tactical, financial and operational goals. Management continued to aggressively pursue enforcement action against current and former borrowers through foreclosure and recovery of other guarantor assets. As of December 31, 2013, the Company had seven loans outstanding, of which five represented non-performing legacy loans which the Company expects to resolve through sale, foreclosure or modification in 2014. In addition, as of December 31, 2013, all but one of the Company's REO assets (held for sale, held for development and operating properties) have been obtained through foreclosure. Also, during fiscal 2013, the Company completed a conversion of certain financial reporting systems to position the Company for appropriate and timely reporting as it progresses toward fully implementing its investment strategy.

In addition, given the on-going legal, tax and market-related constraints to bringing additional capital directly into the Company, management continues to explore the possibility of sponsoring investment vehicles or other ventures with institutional investors in vertical market segments in which there is strong investor interest, as well as proven expertise within the Company and/or its advisors. The Company may contribute cash as well as some of its legacy assets to these sponsored vehicles, in exchange for equity ownership and/or profit participation to demonstrate this commitment, distinguish itself from other sponsors, and create attractive investment opportunities. The Company may pursue opportunities to develop properties within its legacy portfolio through partnerships, joint ventures or other appropriate structures. With adequate liquidity, the Company expects to focus on the creation and implementation of a series of commercial mortgage and real estate investment activities, so as to begin to increase both earning assets and assets under management, and the income and value derived therefrom.

During the year ended December 31, 2013, the Company made a limited number of significant investments while continuing to acquire certain operating assets as a result of foreclosure of the related legacy loans. During 2013, through certain wholly-owned subsidiaries, we contributed $15 million to a joint venture with unrelated parties for the purpose of acquiring a multi-family portfolio comprised of 14 apartment communities across six states. Under the terms of the joint venture agreement, we were entitled to a 15% annualized return on our $15 million preferred equity investment, and were further entitled to an exit fee equal to 1.5% of the fair market value of the portfolio assets of the joint venture at the two year preferred equity redemption date. Also, the joint venture was required to redeem our preferred membership interest on or before the second anniversary of the closing date of original acquisition. However, in the fourth quarter of 2013, we negotiated the sale of our preferred membership interest for approximately $19 million. We continue to retain one of our subsidiaries as a limited guarantor under the first mortgage secured by the related multi-family portfolio.

Also, during the year ended December 31, 2013, we entered into a settlement agreement with an existing borrower group to transfer to us ownership of certain assets in satisfaction of the related loans with a net carrying value of approximately $60.2 million at December 31, 2012. Under the terms of the settlement, the Company acquired, among other assets, two related operating hotels and a 28-lot residential subdivision located in Sedona, Arizona, subject to existing liabilities. With the re-positioning of these assets, we expect to produce improved returns as portfolio holdings or once they have reached stabilization, we may elect to dispose of these assets at what we expect to be more favorable prices.

The Company also maintained its ownership and operation of a golf course and spa operation and related residential lots within a master planned community in Bullhead City, Arizona, acquired through deed in lieu foreclosure in 2012. Concurrent with the acquisition, we entered into an agreement with a professional golf course management company to implement operational improvements that we expect will translate to improved operating results. To this end, we also entered into an agreement with a large Arizona homebuilder to purchase from us and develop the residential lots in a lot take-down program over a period of five years that resulted in 12 lots sales in 2013.

In addition, we continuously evaluate portfolio assets based on current market conditions to determine whether we believe we should sell them in their present condition or whether we could potentially yield greater returns by positioning the properties for future development or operation. For example, subsequent to December 31, 2013, after evaluating our options, we elected to sell a development project planned as a student-housing multifamily residential development that is in close proximity to a large state university in Arizona. We also recently decided to sell a site comprised of 660 preliminary platted lots located in a subdivision in Williamson County, Texas, for $11.0 million to a well-established homebuilder that is expected to close in the first or second quarter of 2014. The Company is evaluating similar development efforts for certain other legacy assets. The demonstrated ability to create value through the real estate development process is a key aptitude gained through our relationship with our asset management and other consultants that we believe will further distinguish us from other competitors in the marketplace. Through this capability, we believe that we, and ultimately our shareholders, will be afforded the opportunity to earn yields that are not generally available from newly completed real estate product. While development does entail unique risks, with a disciplined approach and experienced team, we believe the risk-adjusted rewards have the potential to be very competitive, if not superior, to alternative investments.

While focused on the foregoing objectives, the Company remains nimble in its objectives and is poised to re-direct its efforts as economic circumstances unfold. Given that our legacy assets are positively correlated with the economic and real estate cycles, and the fact that we may benefit from new investment opportunities resulting from market disruptions and/or further declines in the value of real estate, in terms of enhanced risk-adjusted returns and reduced competitive pressure, management believes there is an inherent “hedge” in the Company’s current position assuming we can generate adequate liquidity. If there is a recovery of liquidity and valuations, the liquidity and value of the legacy assets should benefit accordingly, while new originations may face increased yield and scaling pressures. Conversely, if conditions do not improve, or worsen, the legacy assets will likely suffer, but the resulting scarcity of available capital which generally tracks meager economic growth also generally breeds increased investment opportunities to those who have capital to deploy. We will adjust the relative scaling of these two major aspects of our business as circumstances dictate.

Through our traditional credit analysis coupled with real estate valuation techniques used by developers, we have invested in real estate assets with an original investment basis of approximately $521.3 million. As a result of valuation allowance and impairment charges, these assets have a current carrying value of $215.0 million as of December 31, 2013, comprised of commercial real estate mortgage loans with a carrying value of $12.5 million and owned property with a carrying value of $202.5 million. The decline in the carrying value of our real estate assets is reflective of the deterioration of the commercial real estate lending market and the sustained decline in pricing of residential and commercial real estate starting in late 2008 through 2010 and the slow recovery of the general economy and specifically the real estate markets.

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

See Note 3 in the accompanying consolidated financial statements in this Form 10-K for information about the concentration of our outstanding loans among our borrowers and geographic diversification of our outstanding loans.

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

In the Conversion Transactions, we also acquired IMH Holdings, LLC (“Holdings”), which is a Delaware limited liability company and serves as a holding company for two wholly-owned subsidiaries, IMH Management Services, LLC, an Arizona limited liability company, and SWI Management, LLC, an Arizona limited liability company (“SWIM”). IMH Management Services, LLC provides us and our affiliates with human resources and administrative services and SWIM manages the Strategic Wealth & Income Fund, LLC (the “SWI Fund”), which was liquidated and wound up in December 2013.

In connection with the Conversion Transactions, we issued 3,811,342 shares of Class B-1 common stock, 3,811,342 shares of Class B-2 common stock, 7,735,169 shares of Class B-3 common stock, 627,579 shares of Class B-4 common stock and 838,448 shares of Class C common stock. We have not determined a specific value for the aggregate shares issued in connection with the Conversion Transactions. However, based on our net shareholder’s equity balance of approximately $101.0 million as of December 31, 2013, the current estimated book value per share for the shares issued in connection with the Conversion Transactions is approximately $6.00 per share. This calculated figure was derived solely by dividing net shareholder’s equity by the total number of shares of the Company’s common stock outstanding as of the same date.

As part of the Conversion Transactions, the former executive officers and employees of the Manager became our executive officers and employees and assumed the duties previously performed by the Manager. We ceased paying management fees to the Manager and we now retain all management, origination fees, gains and basis points previously allocated to the Manager.

In the Conversion Transactions, we also acquired IMH Holdings, LLC, or Holdings, which is a Delaware limited liability company and serves as a holding company for two wholly-owned subsidiaries, IMH Management Services, LLC, an Arizona limited liability company, and SWI Management, LLC, an Arizona limited liability company. IMH Management Services, LLC provides us and our affiliates with human resources and administrative services, including the supply of employees, and SWI Management, LLC, or SWIM, acts as the manager for the Strategic Wealth & Income Fund, LLC, or the SWI Fund. The SWI Fund is a Delaware limited liability company whose investment strategies and objectives were substantially similar to our strategy. The SWI Fund was a closed-end, five-year fund which was liquidated and systematically wound up during December 2013.

Our Market Opportunity

Although our commercial mortgage lending activities have been minimal in recent years, we anticipate resuming such activities when we generate sufficient liquidity to fully implement our business strategy. We believe that there are attractive opportunities to acquire, finance and originate commercial real estate mortgage loans and other real estate-related assets as investors seek to finance real estate transactions with the improving real estate market and strict lending requirements of traditional banks. We believe that some of these assets are attractively priced in relation to their relative risk as a result of the slowly improving real estate market. We believe that the opportunity to acquire and originate commercial real estate mortgage loans remains attractive, particularly for interim loans of short to intermediate term, which we consider to be loans with maturities of up to five years. As a result of continued limited credit availability in the marketplace, we believe that such loans can be structured on favorable lender terms. We believe that we are positioned to capitalize on such opportunities while remaining flexible to adapt our investment strategy as market conditions change.

We believe that our capital will be well positioned to take advantage of such opportunities as: (a) acquiring real estate-backed loan portfolios at favorable prices in an effort for sellers to create more liquidity; (b) acquiring distressed assets of other real estate companies at significant discounts; and (c) funding the development or completion of partially developed real estate projects acquired at a discount. We have identified numerous “turn-around” projects that are located in markets where recovery is underway and tenant demand is attractive.

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

We intend to continue the process of disposing of portions of our existing loans, REO assets and other real estate related assets, individually or in bulk, and to reinvest the proceeds from such dispositions in our target assets. We may also attempt to create additional value from certain of our REO assets that are viable multifamily land or other parcels by developing them into new communities, in joint ventures or alternative structures. We anticipate that such development would generally require two to three years to complete, at which time the project could be stabilized and held for operations and cash flow purposes, or sold to capture development yields and/or capital appreciation.

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

Our Target Assets

Although we have historically focused on the origination of senior short-term commercial bridge loans with maturities of 12 to 36 months with the expectation of there being readily available permanent take-out financing, because of changes in market conditions, we now believe it is wise to expand our business model to include: (a) purchasing of or investing in commercial and other mortgage loans, individually or in pools, generally at a discount, (b) originating mortgage loans collateralized by real property located anywhere in the United States, and (c) pursuing, in an opportunistic manner, other real estate investments, including, among other things, participation interests in loans, whole and bridge loans, commercial or residential mortgage-backed securities, equity or other ownership interests in entities that are the direct or indirect owners of real property, and direct or indirect investments in real property, such as those that may be obtained in a joint venture or by acquiring the securities of other entities which own real property. We believe that this investment focus is more closely tailored to current market circumstances, and accordingly can position us more favorably to capitalize on opportunities currently available in our target assets and markets. Our revised investment focus also provides us greater flexibility and enhanced diversification as compared to our portfolio of legacy assets. We refer to the assets we will target for acquisition or origination as our “target assets.”

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

Although we believe there are opportunities to acquire existing longer-term whole mortgage loans, we may also originate whole mortgage loans that provide long-term mortgage financing to commercial property owners and developers as appropriate opportunities emerge and real estate conditions improve over time. Unlike our bridge loans that we often expect to hold to maturity, we expect to originate or acquire longer term commercial mortgage loans with the intention of restructuring and selling all or a part of such loans to market participants at a premium.

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

Our Competitive Strengths

We believe the following competitive strengths will help us implement our strategies and distinguish ourselves from our competitors:

•
Existing Assets. We have been and intend to continue to actively market for sale and sell a significant portion of our current loans (in whole or in part) and REO assets, individually or in bulk, over the next 12-24 months and redeploy a substantial portion of the sale proceeds in our target assets. As a result of the significant decline in the economy and substantial disruptions in the real estate and financial markets in fiscal 2008 and 2009, we foreclosed on a significant number of our legacy mortgage loans and previously recorded significant provisions for credit losses on our mortgage loans and impairment charges on our REO assets. We have noted a slowly improving economic climate in the last two fiscal years and we believe that the aggregate potential value of our assets may exceed the current aggregate carrying value of those assets.

•
Access to Extensive Pipeline of Industry Relationships. We have long-term relationships through a broad and deep network of market contacts, which we believe have a reputation for performance and creativity, including community banks, real estate owners, developers and financial intermediaries, particularly in the west and southwest, which we believe has received less attention from larger investors. We also believe our consulting relationships further enhance our access to industry relationships and expands our geographic reach. We believe this diversified transaction referral network can provide us with a significant stream of “first look” lending, investment and acquisition opportunities, which are opportunities to consider potential investments before they becomes more widely marketed. We believe these relationships will continue to provide us access to potential attractive lending and acquisition opportunities as a greater number of financial institutions seek to reduce their exposure to commercial real estate in order to reduce leverage and meet various capital or regulatory requirements. Through our relationships and those of our consultants, which encompass capital markets, we expect to have access to high quality deal flow to maintain a strong pipeline of investment opportunities.

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

•
Experienced Management Team with Expertise in Real Estate. Our senior management team has extensive experience originating, acquiring, managing and investing in commercial mortgage loans and other commercial real estate and real estate-related assets through various credit cycles and market conditions. We believe that our senior management team has accumulated a deep and sophisticated understanding of industry trends, market values and the particular characteristics of the regions in which we lend, which has equipped our senior management team with a deep understanding of our target assets. We believe our consulting relationships further increase our access to such resources and expertise.

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

•
Value Added Execution and Asset Management Experience. Our asset management team and consultants have extensive experience creating capital appreciation opportunities through the active management of distressed and non-performing real estate and real estate-related assets in order to extract the maximum amount of value from each asset through, among other things, repositioning, restructuring and intensive management and oversight.

•
Speed of Execution. Considering the current regulatory environment in the banking industry, we believe the FDIC and other government agencies are increasingly likely to value participants who can purchase loans on an accelerated timetable and on a highly reliable basis in order to reduce closing risk. We believe that our market knowledge and experience as a real estate lender allows us to underwrite and execute complex transactions quickly, in order to acquire our target assets from these sources.

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

•
Tax Attributes. Due to the significant decline in the real estate markets in recent years, we have approximately $98 million built-in unrealized tax losses in our portfolio of loans and REO assets, as well as other deferred tax assets, and approximately $340 million of net operating loss carryforwards as of December 31, 2013, which we believe, subject to certain limitations, provides an approximation of potential deferred tax assets that may be available to offset future taxable income and gain upon the disposition of such assets as well as potential income and gain from new assets we acquire.

Our Investment Strategy

Our objective is to utilize our real estate experience and industry knowledge to generate attractive risk-adjusted returns, which are returns that are adjusted to reflect the degree of risk involved in producing that return relative to other investments with varying degrees of risk. We will seek to achieve this objective by acquiring, originating and managing our target assets and executing our disposition strategy to opportunistically sell a significant portion of our existing loan and REO portfolio, individually or in bulk, to generate capital to deploy in our target assets. We intend to pursue investment opportunities in our target assets by:

•
Repositioning our Existing Portfolio toward Income-Generating Assets. We intend to continue to actively market and sell a significant portion of our currently-owned loans (in whole or in part) and REO assets, individually or in bulk, over the next 12 to 24 months and redeploy a substantial proportion of the sale proceeds in our target assets. We plan to redeploy the proceeds from the sale of these primarily non-income earning assets in our target assets. Additionally, we have pursued a development strategy for certain of our legacy assets in order to increase the likelihood that those assets can provide the Company with current income.

•
Maintaining Investment Discipline. We intend to continue to capitalize on our fully integrated in-house underwriting platform, experience and market knowledge. We will continue to combine traditional credit analysis typically performed by banks with the advanced property valuation techniques used by developers to support a more comprehensive investment decision process.

•
Selectively Pursuing Opportunities to Acquire Real Estate-Related Companies and Assets. We believe opportunities will emerge to acquire attractively priced real estate-related assets or companies, including REITs, real estate vehicles, limited partnerships as well as commercial, retail, mixed-use, office, industrial, multi-family, student housing, hospitality, self-storage, finished residential lots, residential lots in development, land, leasehold interests and similar vehicles less targeted by larger investors. We expect that our cash or common stock may be an attractive currency for providing liquidity or exit strategies for these companies and their investors and thus will position us to acquire target assets on attractive terms.

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

As more fully described elsewhere in this Form 10-K, our liquidity plan has included obtaining additional financing, selling whole loans or participating interests in loans and selling certain of our real estate assets held for sale. In June 2011, we entered into and closed funding of a $50.0 million senior secured convertible loan with NWRA Ventures I, LLC (“NW Capital”). This loan has been our primary source for working capital and funding our general business needs. In addition, during the year ended December 31, 2013, we secured an additional $10.0 million in financing secured by certain REO assets. However, we expect our primary sources of liquidity over the next twelve months to consist of the proceeds generated by the disposition of our portfolio of loans and REO assets. We anticipate redeploying these proceeds to acquire our target assets, which we expect will generate ongoing liquidity. In addition, we may address our liquidity needs by periodically accessing the capital markets, lines of credit and credit facilities available to us from time to time, and cash flows from the sales of whole loans, participations in loans, interest income and loan payoffs from borrowers. Under the terms of the NW Capital loan agreement, such actions would likely require consent by NW Capital.

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

Employees

As of December 31, 2013, our corporate operations had a total of 24 employees and full-time consultants, 22 of which were full-time employees and two which are individual consultants we engaged, in addition to our NWRA consultants. In addition, at December 31, 2013, we had 179 full-time and 30 part-time employees at certain of our operating properties covering substantially all aspects of hotel, spa and food and beverage operations.

We currently utilize three professional management companies to run the day-to-day operations for each of our hotel, golf and commercial leasing operating properties. For the hotel operations, the hotel employees are employees of the Company. The management companies for the golf and commercial leasing operating properties provide full service on-site personnel who are employees of the respective management companies and are reimbursed as a component of management fees for such employee services.

In addition, we have historically utilized consultants to provide recommended courses of action with respect to loans in default, disposition strategies for REO assets and support for construction and property management, typically with respect to a specifically defined asset or asset class. Additionally, we have entered into other consulting arrangements for a wide range of consulting services relating to strategy and management of our business, certain portfolio and enforcement related matters, regulatory compliance with Sarbanes-Oxley requirements, and legal services, as well as insurance matters, certain personnel matters, and interactions with various other professional advisors related thereto. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operation - Contractual Obligations” for a more detailed discussion regarding these consulting agreements.

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

See “Our Competitive Strengths” above for further discussion of factors affecting our competitive position.

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

The staff of the SEC has stated that it would regard as Qualifying Assets mortgage loans that are fully secured by real property, and the staff of the SEC has granted no-action relief to permit a participation interest in a mortgage loan fully secured by real property to be considered a Qualifying Asset if the holder of the participation interest controls the unilateral right to foreclose on the mortgage loan in the event of a default. Our actual deployment of proceeds will depend upon the timing and amount of loans originated and funded. As of December 31, 2013, more than 85% of our total assets were invested in assets we consider to be Qualifying Assets and approximately 90% of our total assets were invested in assets we believe to be Qualifying Assets or Real Estate-Related Assets. Until appropriate investments can be identified, our management may invest the proceeds of any future offerings in interest-bearing, short-term investments, including money market accounts and/or U.S. treasury securities. Primarily all of the loans we fund are secured by the underlying real estate and we have foreclosed on numerous loans resulting in our direct ownership of real estate. If we participate in a loan with a third-party, we seek to be the lead lender in the participation, which, among other things, provides us with the unilateral ability to foreclose on the loan in the event of a default. Accordingly, we believe that we qualify for the Real Estate Exemption. However, the staff of the SEC could take a different view and, although we intend to conduct our operations such that we qualify for the Real Estate Exemption, we might inadvertently become an investment company if, with respect to loans in which we participate, we are not the lead lender, or loans or other assets in our portfolio exceed a percentage of our portfolio that is deemed acceptable by the staff of the SEC.

If we were unable to meet these thresholds on an interim basis, we may seek to rely on the exemption provided by Rule 3a-2 under the Investment Company Act, which provides a one-year temporary exemption under certain conditions, while deploying our cash in a manner that complies with the Real Estate Exemption.

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

On December 10, 2013, the Board of Governors of the Federal Reserve System, the Office of the Comptroller of the Currency, the Federal Deposit Insurance Corporation, the Securities and Exchange Commission, and the Commodity Futures Trading Commission adopted the final version of the Volcker Rule (the “Rule”). As in earlier versions, the Rule invokes Federal Reserve Chairman Paul Volcker’s core concept of restricting United States banks from making certain kinds of speculative investments that do not benefit their customers. The Company has not engaged in the types of speculative investments that are covered by the Rule and accordingly does not expect any impact on its operations.

A number of other provisions under the Dodd-Frank Act remain to be implemented through the rulemaking process at various regulatory agencies. We believe that certain aspects of the legislation, including, without limitation, the additional cost of maintaining higher capital levels along with monitoring those levels and the costs of compliance with disclosure and reporting requirements and examinations could have a significant impact on our business, financial condition, and results of operations. Additionally, we cannot predict whether there will be additional proposed laws or reforms that would affect the U.S. financial system or financial institutions, whether or when such changes may be adopted, how such changes may be interpreted and enforced, or how such changes may affect us.

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

IMH Financial Corporation
Attention: Investor Relations
7001 N. Scottsdale Road - Suite 2050
Scottsdale, AZ 85253
(480) 840-8400

ITEM 1A.	RISK FACTORS.

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

Risks Related to Our Business Strategy and Our Operations:

We may continue to record losses as a result of additional provisions for credit losses, impairment, high interest costs or otherwise, which may harm our results of operations.

We reported net losses of $26.2 million, $32.2 million, and $35.2 million for the years ended December 31, 2013, 2012 and 2011, respectively, due primarily to the recording of previous provisions for credit losses recorded relating to the decrease in the fair value of the collateral securing our loan portfolio and impairment charges relating to the value of real estate owned assets acquired primarily through foreclosure, as well as on-going net operating losses in recent periods resulting from the lack of income-producing assets and the high cost of our debt financing. As of December 31, 2013, our accumulated deficit aggregated $619.1 million. Our historical business model relied on the availability of third-party capital to our borrowers to re-finance short-term commercial real estate bridge loans that we provided to the borrowers to facilitate real estate entitlement and development. However, the erosion of the U.S. and global credit markets in 2008 and 2009, including a significant deterioration of the commercial mortgage lending and related real estate markets, substantially curtailed the availability of traditional sources of permanent take-out financing. As a result, we experienced increased default and foreclosure rates on our commercial real estate mortgage loans resulting in the foreclosure of many of our legacy loans. In addition, as a result of these changes in economic conditions, we modified certain commercial real estate mortgage loans, including modifications to the applicable periodic repayment rates and extended maturity dates by two years or longer. We may continue to record net losses in the future as a result of operating deficits, additional provisions for credit losses, impairment losses on real estate owned, high interest costs or otherwise, which may further harm our results of operations.

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

We bear overhead and operating expenses, including costs associated with the daily operation of our operating properties, commercial real estate mortgage loan originations, investor development and operations, and other general overhead costs. As a result of our active efforts to pursue enforcement against borrowers and guarantors on defaulted loans, subsequent foreclosure and our resulting ownership of the underlying collateral, the costs related to these activities have also significantly increased and may continue to increase. These costs are material and may harm our results of operations, cash flow and liquidity.

We are subject to the business, financial and operating risks common to the hotel and hospitality industries, which could reduce our revenues and limit opportunities for growth.
Business, financial and operating risks common to the hotel, vacation ownership and residential industries include:

•	significant competition from multiple hospitality providers;

•	the costs and administrative burdens associated with complying with applicable laws and regulations in the areas in which we operate;

•	delays in or cancellations of planned or future refurbishment projects;

•	changes in desirability of geographic region of the hotels in our business;

•
decreases in the demand for transient rooms and related lodging services, including a reduction in business travel as a result of alternatives to in-person meetings (including virtual meetings hosted online or over private teleconferencing networks) or due to general economic conditions;

•	decreased corporate or governmental travel-related budgets and spending, as well as cancellations, deferrals or renegotiations of group business such as industry conventions;

•	negative public perception of corporate travel-related activities;

We anticipate that a portion of our portfolio will continue to include non-performing and distressed commercial real estate mortgage loans, or loans that may become non-performing and distressed, which are subject to increased risks relative to performing mortgage loans.

As is the case with our legacy assets, we anticipate that a portion of our future assets will continue to include commercial real estate mortgage loans that we originate or acquire, including non-performing and distressed commercial mortgage loans, which are subject to increased risks of loss. These loans may already be, or may become, non-performing or distressed for a variety of reasons, including, without limitation, because the underlying property is too highly leveraged, the borrower becomes financially distressed, or the borrower is unable to obtain takeout financing prior at loan maturity, in any case, resulting in the borrower being unable to meet its debt service or repayment obligations to us. These non-performing or distressed commercial real estate mortgage loans may require a substantial amount of workout negotiations or restructuring, which may divert the attention of our management from other activities and entail, among other things, a substantial reduction in the interest rate, capitalization of interest payments, and a substantial write-down of the principal and interest of our loans. However, even if we successfully accomplish these restructurings, our borrowers may not be able or willing to maintain the restructured payments or refinance the restructured commercial real estate mortgage loans upon maturity. In addition, claims may be assessed against us on account of our position as mortgage holder or property owner, including responsibility for tax payments, environmental contamination and other liabilities, which could harm our results of operations, financial condition and our ability to make distributions to our stockholders.

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

As with a majority of our former and current commercial real estate mortgage loans, we may find it necessary or desirable to foreclose on many of the mortgage loans we originate or acquire, and the foreclosure process may be lengthy and expensive. Whether or not we have participated in the negotiation of the terms of any such loans, we cannot assure you as to the adequacy of the protection of the terms of the applicable loan, including the validity or enforceability of the loan and the maintenance of the anticipated priority and perfection of the applicable security interests. Furthermore, claims may be asserted by lenders or borrowers that might interfere with enforcement of our rights. Borrowers may resist mortgage foreclosure actions by asserting numerous claims, counterclaims and defenses against us, including, without limitation, lender liability claims and defenses, even when the assertions may have no basis in fact, in an effort to prolong the foreclosure action and seek to force the lender into a modification of the loan or a favorable buy-out of the borrower’s position in the loan. In some states, foreclosure actions can take several years or more to litigate. At any time prior to or during the foreclosure proceedings, the borrower may file for bankruptcy, which would have the effect of staying the foreclosure actions and further delaying the foreclosure process and potentially results in a reduction or discharge of a borrower’s mortgage debt. Foreclosure may create a negative public perception of the related mortgaged property, resulting in a diminution of its value. Even if we are successful in foreclosing on a loan, the liquidation proceeds upon sale of the underlying real estate may not be sufficient to recover our cost basis in the loan, resulting in a loss to us. Furthermore, any costs or delays involved in the foreclosure of the loan or a liquidation of the underlying property will further reduce the net proceeds and, thus, increase the loss.

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

As a result of the foreclosure of the majority of our loan portfolio, as of December 31, 2013, there were seven remaining outstanding loans. Of those remaining loans, there were two borrowers whose aggregate outstanding principal totaled $10.9 million, which represented approximately 35% of our total mortgage loan principal and interest outstanding. As of December 31, 2012, there were three borrowers or borrowing groups whose aggregate outstanding principal totaled $93.6 million, which represented approximately 75% of our total mortgage loan principal and interest outstanding. All of these loans were in non-accrual status as of December 31, 2013 and 2012 due to the shortfall in the combined current fair value of the underlying collateral for such loans, and we recognized no mortgage interest income for these loans during the years ended December 31, 2013 or 2012. When the loan or loans outstanding to a single borrower or borrower group exceed the thresholds described in the initial paragraph of this section, we face heightened exposure to the possibility that the single borrower or borrower group (as opposed to a diversified group of borrowers) will not be able to perform its obligation under the loan, which could cause us to take a number of actions, including the institution of foreclosure proceedings, that could harm our results of operations and financial condition.

If we experience additional difficulty in analyzing potential investment opportunities for our assets as a result of recent dislocations in the real estate market or otherwise, we may incur losses that could further impair our financial condition, results of operations and our ability to pay dividends to our stockholders.

Our success depends, in part, on our ability to analyze effectively potential investment opportunities in order to assess the level of risk-adjusted returns that we should expect from any particular asset. To estimate the value of a particular asset, we may use historical assumptions that may or may not be appropriate during the current uneven recovery of the real estate market and general economy. To the extent that we use historical assumptions that are inappropriate under current market conditions, we may lend on a real estate asset that we might not otherwise lend against, overpay for an asset or acquire an asset that we otherwise might not acquire or be required to later write-down the value of assets acquired on the basis of such assumptions as we have been required to do with our current portfolio, which may harm our results of operations and our ability to pay dividends to our stockholders.

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

Because we have limited experience in managing and developing real estate, we typically engage external professionals in the related fields to assist us in this effort. When we acquire real estate through foreclosure on one of our loans or otherwise, we may seek to complete the underlying projects, either alone or through joint ventures. We may not be able to manage the development process in a timely or cost-effective manner or at all.

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

We are marketing a significant portion of our legacy assets, individually or in bulk, to generate liquidity and capital to redeploy in our target assets and implement our investment strategy. In addition, we have pursued or are pursuing enforcement (in most cases foreclosure) on nearly all of our loans that are currently in default, and expect to take ownership or otherwise dispose of the underlying collateral and position the asset for future monetization. We may be unable to sell our legacy assets on a timely basis or may be required to do so at a price below our adjusted carrying value, which could harm our business and our ability to implement our investment strategy.

If we do not resume our mortgage lending activities or investing activities, we will not be able to grow our business and our financial results and financial condition will be harmed.

We suspended our lending activities in October 2008, including the funding and origination of any new commercial mortgage loans, and we have not resumed such lending activities at any meaningful level since that time. This election was made in order to preserve our capital and to seek to stabilize our operations and liquid assets in order to assist us in our efforts to meet our future obligations, including those pursuant to current loan commitments we have made to borrowers. The inability to fund new loans or instruments prevents us from capitalizing on interest or other fee paying assets, and managing interest rate and other risk as our existing assets are sold, restructured or refinanced, which could harm our results and financial condition.

Acquiring ownership of property, through foreclosure or otherwise, subjects us to the various risks of owning real property and we could incur unexpected costs and expenses, which could harm our business.

We have acquired the majority of our real estate owned and operating properties in connection with foreclosures of our commercial mortgage loans in which we had invested, and we may acquire additional real property in this manner in the future. As of December 31, 2013, we owned 42 properties with an aggregate net carrying value of $202.5 million and have commenced enforcement action on four of the five remaining loans in default. As an owner of real property, we will incur some of the same obligations and be exposed to some of the same risks as the borrower was prior to our foreclosure on the applicable loan. See the risk factor below entitled “Our borrowers are exposed to risks associated with owning real estate.”

The supply of commercial mortgage loans available at significant discounts will likely decrease as the economy improves, which could prevent us from implementing our business strategies.

Part of our business strategy includes, among other things, the acquisition and origination of mortgage loans, mezzanine loans, other debt instruments and equity and preferred equity interests or investments, including high yield, short-term, senior secured commercial real estate mortgage loans. However, as conditions in the commercial mortgage market, the financial markets and the economy continue to stabilize or improve, the availability of borrowers and projects that meet our underwriting criteria, or commercial mortgage loans that meet our current business objectives and strategies will likely be altered, which could prevent us from implementing this aspect of our business strategy. As a result, any of our current strategies or future strategies we pursue in light of these changes may not be successful. Additionally, the manner in which we compete and the types of assets we seek to acquire will be affected by sudden changes in our industry, the regulatory environment, the role of government-sponsored entities, the role of credit rating agencies or their rating criteria or process, or the U.S. and global economies generally. If we do not effectively respond to these changes, or if our strategies to respond to these changes are not successful, our financial condition and results of operations may be harmed. In addition, we may not be successful in executing our business strategies and even if we successfully implement our business strategies, we may not ever generate revenues or profits.

Litigation, claims and related settlements may harm our business.

As described in Item 3. Legal Proceedings, the settlement of the prior class action litigation will result, among other things, in the imposition of substantial monetary remedies, which could harm our results of operations and financial condition, and/or the imposition of injunctive measures that could substantially limit our operations flexibility and harm our business. We have incurred significant additional expenses and devoted significant attention to the outcome of these matters, although a portion of the claims were insured. We may also incur significant additional cost in the execution of the terms of the settlement, which could distract management attention from focusing on managing our business and make it more difficult to raise capital on attractive terms or at all. As a result, we could be required to make cash payments at a time when we lack sufficient liquidity to do so, which would force us to sell assets at a significant discount to values that may otherwise be realizable.

If our outside consultants or employees are not available to assist us with our loan workouts, we may not be able to realize the full potential value of these loans.

Substantially all of legacy commercial mortgage loans defaulted, and current or future performing loans may default in the future. We have historically engaged various consultants to assist us in negotiating and managing non-performing and distressed loans. We also retained NWRA to provide consulting and advisory services in connection with the development and implementation of an interim recovery and work-out plan and long-term strategic growth plan for us. We rely on these consultants to supplement our loan workout department. Some of these consultants are also employed by other unrelated clients to whom the consultant is obligated to provide time and attention and, thus, these consultants may be unavailable to us from time to time. If employees or consultants are not available to assist us in negotiating and managing non-performing or distressed loans, our rights as a lender or creditor could be compromised and we may not be able to realize the full potential value of these loans.

A secondary market for our loans or other assets we acquire may not develop, in which case we may not be able to diversify our assets in response to changes in economic and other conditions, and we may be forced to bear the risk of deteriorating real estate markets, which could increase borrower defaults on our loans and cause us to experience losses.

Many of our target assets, including commercial mortgage loan related assets, generally experience periods of illiquidity. In addition, a secondary market for our portfolio loans or other assets we acquire may not develop. We will generally bear all the risk of our assets until the loans mature, are repaid or are sold. A lack of liquidity may result from the absence of a willing buyer or an established market for these assets, as well as legal or contractual restrictions on resale or the unavailability of financing for these assets. In addition, certain of our target assets, such as bridge loans and other commercial real estate mortgage loans may also be particularly illiquid assets due to their short life, their potential unsuitability for securitization and the greater difficulty of recovery in the event of a borrower’s default.

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

Several banks and other institutions that historically have been reliable sources of financing have gone out of business, which has reduced significantly the number of lending institutions and the availability of credit. Moreover, the return on our assets and cash available for distribution to our stockholders because, in part, market conditions prevent us from leveraging our assets and our high cost of our financing relative to the income that we derive from our current portfolio of assets. If we are unable to obtain financing on favorable terms or at all, we may have to continue to curtail our investment activities, which could limit our growth prospects, and we may be forced to dispose of assets at inopportune times in order to maintain our Investment Company Act exemption.

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

We may lack control over certain of our commercial mortgage loans and other investments that we participate in with other lenders/investors, which may result in dispositions of these investments that are inconsistent with our economic, business and other interests and goals.

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

We have historically and may in the future acquire subordinated loans secured by junior mortgages on the underlying property or by a pledge of the ownership interests of either the entity owning the property or the entity that owns the interest in the entity owning the property. These types of assets involve a higher degree of risk than long-term senior mortgage lending secured by income-producing real property, because the loan may become unsecured as a result of foreclosure by the senior lender. In addition, these loans may have higher loan-to-value ratios than conventional mortgage loans, resulting in less equity in the property and increasing the risk of loss of principal, particularly to the junior lender. If a borrower defaults on our subordinated loan or debt senior to our loan, or in the event of a borrower bankruptcy, our subordinated loan will be satisfied only after the senior debt is paid in full. Where debt senior to our portfolio loan exists, the presence of intercreditor arrangements between the holder of the mortgage loan and us, as the subordinated lender, may limit our ability to amend our loan documents, assign our loans, accept prepayments, exercise our remedies, and control decisions made in bankruptcy proceedings relating to borrowers. As a result, we may not recover some or all of our investment, which could result in losses to us. In addition, even if we are able to foreclose on the underlying collateral following a borrower’s default on a subordinated loan, we may assume the rights and obligations of the defaulting borrower under the loan and, to the extent income generated on the underlying property is insufficient to meet outstanding debt obligations on the property, we may need to commit substantial additional capital to stabilize the property and prevent additional defaults to lenders with existing liens on the property. Significant losses related to our subordinated loans could harm our results of operations and our ability to issue dividends to our stockholders.

Our due diligence may not reveal all of a borrower's assets or liabilities and may not reveal other investment risks or weaknesses in a business which could result in loan losses.

Before acquiring an asset or making a loan to a borrower, we assess the asset strength and skills of the potential borrower and other factors that we believe are material to the performance of the asset. In making this assessment and otherwise conducting customary due diligence, we rely on numerous resources reasonably available to us and, in some cases, an investigation by third parties. This process is particularly subjective, and of lesser value than would otherwise be the case, with respect to newly organized entities because there may be little or no information publicly available about those entities. There can be no assurance that our due diligence processes will uncover all relevant facts or problems, or that any particular asset will be successful.

Recent legislative and regulatory initiatives could harm our business.

The U.S., state and foreign governments have taken or are considering extraordinary actions in an attempt to address events and circumstances that occurred during the recent worldwide financial crisis and the severe decline in the global economy, and to seek to address the perceived underlying causes of the financial crisis to prevent or mitigate the recurrence. These actions or other actions under consideration could result in unintended consequences or new regulatory requirements which may be difficult or costly to comply with. On July 21, 2010, the Dodd-Frank Act was signed into law in the U.S. Among other things, the Dodd-Frank Act creates of a Financial Services Oversight Council to identify emerging systemic risks and improve interagency communication, creates a Consumer Financial Protection Agency authorized to promulgate and enforce consumer protection regulations relating to financial products, which would affect both banks and non-bank finance companies, imposes a comprehensive new regulatory regime on financial markets, including derivatives and securitization markets, and creates an Office of National Insurance within Treasury. On December 10, 2013, the Board of Governors of the Federal Reserve System, the Office of the Comptroller of the Currency, the Federal Deposit Insurance Corporation, the Securities and Exchange Commission, and the Commodity Futures Trading Commission adopted the final version of the Volcker Rule (the “Rule”). As in earlier versions, the Rule invokes Federal Reserve Chairman Paul Volcker’s core concept of restricting United States banks from making certain kinds of speculative investments that do not benefit their customers. The Company has not engaged in the types of speculative investments that are covered by the Rule and accordingly does not expect any impact on its operations. We are unable to predict what the final form of these rules will be when implemented by the respective agencies, but we believe that certain aspects of the new legislation, including, without limitation, the additional cost of higher deposit insurance and the costs of compliance with disclosure and reporting requirements and examinations by the new Consumer Financial Protection Agency, could have a significant impact on our business, financial condition and results of operations. Additionally, we cannot predict whether there will be additional proposed laws or reforms that would affect the U.S. financial system or financial institutions, whether or when such changes may be adopted, how such changes may be interpreted and enforced or how such changes may affect us. For example, bankruptcy legislation could be enacted that would hinder the ability to foreclose promptly on defaulted mortgage loans or permit limited assignee liability for certain violations in the mortgage origination process, any or all of which could adversely affect our business or result in us being held responsible for violations in the mortgage loan origination process even when we were not the originator of the loan.

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

Under the terms of the NW Capital loan agreement, NW Capital has substantial approval rights over our operations. NW Capital or its affiliates, upon conversion of the loan to Series A preferred stock, which in turn is convertible into common stock, would beneficially own approximately 27.3% of our common stock. This ownership may increase further as a result of deferred interest on the notes or paid-in-kind dividends on the Series A preferred stock. In addition, if NW Capital converts the loan into Series A preferred stock, it will hold a majority of outstanding preferred stock and effectively have the ability to control the appointment of two directors to our board of directors. The preferred directors have approval rights over nominations of directors elected by holders of common stock and, along with the lead investor (as defined in the Certificate of Designation) will also have the power to exercise control over most of the rights, powers and preferences of holders of Series A preferred stock without a vote of the holders of Series A preferred stock. Without the consent of these two directors, we may not undertake certain actions, including the creation of shares of our common stock on parity or senior to the NW Capital loan, changing the total number of our board of directors and consenting to the transfer of shares of Series A preferred stock. Further, certain actions, including breaching any of our material obligations to the holders of Series A preferred stock under the Certificate of Designation, if a material adverse event occurs under the Certificate of Designation or if any certification, representation or warranty made by us under the NW Capital loan or in the Certificate of Designation shall have been false or misleading in any material respect as of the issuance date of the Series A preferred stock, could result in a default under the terms of the Series A preferred stock, which could allow the lead investor to require us to redeem the Series A preferred stock. NW Capital’s interests may not always coincide with our interests as a company or the interests of our other stockholders. Furthermore, an affiliate of NW Capital is expected to be nominated to our board of directors upon the issuance of the Series A preferred stock and we have entered into a long-term advisory services contract with an affiliate of NW Capital for the provision of various services.

As a result, of its substantial beneficial equity interest in us, NW Capital has considerable influence over our corporate affairs and day-to-day actions, and this makes it difficult or impossible to enter into certain transactions without the support of NW Capital. Accordingly, NW Capital could prevent us from entering into transactions or agreements that you would approve of or make decisions with which you may disagree.

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

Subject to market conditions and availability, we have used and may continue to use borrowings to generate additional liquidity for the payment of operating expenses, costs relative to the ownership of REO assets, obligations under our loans to borrowers or to finance our assets or make other investments. As of December 31, 2013, we have been successful in securing $60.0 million in financing to provide adequate funding for working capital purposes and have generated liquidity through asset sales and mortgage receivable collections. We expect that additional borrowings may be necessary or advisable from time to time. However, our ability to borrow from sources other than NW Capital is limited by the covenants in the NW Capital loan agreement which restricts the amount of indebtedness we can incur and our ability to secure any such additional indebtedness. Any borrowings will require us to carefully manage our cost of funds and we may not be successful in this effort. We may borrow funds from a number of sources, including repurchase agreements, resecuritizations, securitizations, warehouse facilities and bank credit facilities (including term loans and revolving facilities), and the terms of any indebtedness we incur may vary. Although we are not currently required to maintain any particular assets-to-equity leverage ratio, the amount of leverage we may deploy will depend on our available capital, our ability to access financing arrangements, our estimated stability of cash flows generated from the assets in our portfolio and our assessment of the risk-adjusted returns associated with those assets, our ability to enter into repurchase agreements, resecuritizations, securitizations, warehouse facilities and bank credit facilities (including term loans and revolving facilities), available credit limits and financing rates, the type or amount of collateral required to be pledged and our assessment of the appropriate amount of leverage for the particular assets we are funding.

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

•
we are required to dedicate a substantial portion of our cash flow from operations to interest and principal payments on our debt, thereby reducing funds available for operations, future business opportunities, stockholder distributions or other purposes;

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

In connection with the $50 million loan with NW Capital secured in June 2011, we entered into a cash management agreement with NW Capital under which the amount of discretionary funds available to us is limited to the following 90 days of budgeted operating cash, which is funded on a monthly basis, subject to NWR approval and release. The balance of all remaining cash (including the balance of loan proceeds and any and all proceeds received from revenues, loan payments, asset sales or other cash generating events) is collected and maintained in a trust account as collateral under the loan for the benefit of NW Capital (the Collateral Account). In addition, under the terms of our loan agreement with Canpartners Realty Holding Company IV LLC (Canpartners), we are required to maintain a minimum $5.0 million balance of cash and cash equivalents at all times during the term of the loan. There is no assurance that adequate cash and cash equivalents will be available to meet our future operating or capital requirements.

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

To the extent that we obtain debt financing as a borrower, we expect that such financing facilities may contain restrictive covenants relating to our operations, which could harm our business, results of operations, ability to pay dividends to our stockholders and the market value of our common stock.

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

We are in the business of acquiring, originating, marketing and selling commercial mortgage loans and, as such, we are at risk of default by borrowers. Any failure of a borrower to repay the mortgage loans or to pay interest on such loans will reduce our revenue and potential dividends or distributions, if any, to stockholders. At December 31, 2013, 5 of our 7 loans with outstanding principal and interest balances totaling $25.0 million were in default, all of which were past their respective scheduled maturity dates. We are exercising enforcement action which could lead to foreclosure upon or other disposition of four of the five remaining loans in default. We are continuing to work with the borrower with respect to the remaining one loan in default in order to seek to maintain the entitlements on the related project and, thus, the value of our existing collateral. In addition, during the year ended December 31, 2013, we completed the acquisition of certain assets and assumption of certain related liabilities pursuant to an agreement dated March 28, 2013 with one of the Company's borrowers and certain subsidiaries and affiliates in full satisfaction of certain mortgage loans held by the Company with a net carrying value of approximately $60.2 million as of December 31, 2012.

Substantially all of our legacy mortgage loans have defaulted, resulting in foreclosures of such assets, the majority of which are generally non-interest earning assets. As such, we anticipate our mortgage loan interest income to remain at significantly reduced levels until we invest the proceeds from the disposition of REO assets or other debt or equity financing in new investments and begin generating income from those investments.

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

Although we have recourse to the borrower or, in some cases, guarantors of the borrower, the majority of our mortgage loans are enforced against insolvent and/or financially distressed borrowers, which means in practice that there is generally little, if any, recourse against the borrower’s assets other than the underlying collateral. In the event of any default under a recourse or non-recourse commercial mortgage loan held directly by us, we generally bear a risk of loss of principal to the extent of any deficiency between the value of the collateral (or our ability to realize such value through foreclosure) and the principal and accrued interest on the mortgage loan, which could harm our results of operations and cash flow from operations, limit amounts available for distribution to our stockholders, and impair the value of our securities. In the event of the bankruptcy of a commercial mortgage loan borrower, the mortgage loan to such borrower will be deemed to be secured only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the commercial mortgage loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law. Foreclosure of a commercial mortgage loan can be an expensive and lengthy process, which could have a substantial negative effect on our anticipated return on the foreclosed commercial mortgage loan.

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

Our commercial mortgage loans are not insured or guaranteed by any federal, state or local government agency. Our loans may be guaranteed by individuals or entities which are typically affiliated with the borrower. These guarantors may not have sufficient assets to back up their guarantees in whole or in part, and collections pursuant to any such guarantees may be difficult and costly. Consequently, if there is a default on a particular commercial mortgage loan and the guarantee, our only practical recourse may be to foreclose upon the mortgaged real property. The value of the foreclosed property may have decreased and may not be equal to the amount outstanding under the corresponding loan, resulting upon sale in a decrease of the amount of our cash available, if any, and may harm our business.

We may experience a further decline in the fair value of our assets, which could harm our results of operations, financial condition, our ability to make distributions to our stockholders and the value of our common stock.

Our real estate assets are subject to increases and decreases in fair value. A further decline in the fair value of our assets may require us to recognize a provision for credit losses or impairment charge against such assets under accounting principles generally accepted in the United States, or GAAP, if we were to determine that, with respect to any assets in unrealized loss positions, we do not have the ability and intent to hold such assets to maturity or for a period of time sufficient to allow for recovery to the amortized cost of such assets. If such a determination were to be made, we would recognize unrealized losses through earnings and write down the amortized cost of such assets to a new cost basis, based on the fair value of such assets on the date they are considered to be impaired. For example, although we recorded net cash and noncash recoveries for credit losses totaling $8.0 million and $2.1 million during the years ended December 31, 2013 and 2012, respectively, we also recorded impairment charges on REO assets of $1.1 million and zero for the same periods, respectively. For further information, see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations for the Years Ended December 31, 2013, 2012 and 2011 — Costs and Expenses — Provision for Credit Losses.” We could be required to record additional valuation adjustments in the future. Even in the absence of decreases in the value of real estate, we may be required to recognize provisions for credit losses as a result of the accrual of unpaid taxes on collateral underlying a loan. We also may be required to recognize impairment charges if we reclassify particular REO assets from being held for development to being held for sale. Such a provision for credit losses or impairment charges reflect non-cash losses at the time of recognition; subsequent disposition or sale of such assets could further affect our future losses or gains, as they are based on the difference between the sale price received and carrying value of such assets at the time of sale. If we experience a decline in the fair value of our assets, our results of operations, financial condition, our ability to make distributions to stockholders and the value of our securities could be harmed.

Many of our assets are recorded at the lower of cost or market or fair value assessments, and as a result, there may be uncertainty as to the value of these assets.

The fair value of many of our assets may not be readily determinable, requiring us to make certain estimates and adjustments. We will value certain of these investments quarterly at fair value, as determined in accordance with applicable accounting guidance, which may include unobservable inputs. Because such valuations are subjective, the fair value of certain of our assets may fluctuate over short periods of time and our determinations of fair value may differ materially from the values that would have been used if a ready market for these assets existed. The value of our common stock could be harmed if our determinations regarding the fair value of these assets were materially higher than the values that we ultimately realize upon their disposal. Moreover, even if the fair values of our REO assets increase, we are generally unable to write the value of those assets above their REO carrying values. As such, the value of such an increase would only be recognized upon disposition of the asset, if any.

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

We also continue to evaluate other options. Many of the challenges being faced by us are beyond our control, including a lack of adequate lender credit availability in the marketplace and the decline in real estate prices and the prices of real estate-related assets. These or other actions we may take may not be successful, in part or at all, and a failure of any one or more of these actions could harm us.

Our loans and real estate assets are concentrated geographically and a further downturn in the economies or markets in which we operate could harm our asset values.

We have commercial and residential mortgage loans and real property in Arizona, California, Texas, New Mexico, Minnesota, Utah and Hawaii. Declines in general economic conditions and real estate markets the states of Arizona and California were worse than in certain other areas of the United States and the world. Because we are generally not diversified geographically and are not required to observe any specific geographic diversification criteria, a downturn in the economies of the states in which we own real estate or have commercial mortgage loans, could harm our loan and real estate portfolio.

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

•	Unforeseen environmental contamination may subject us to unexpected liability and procedural delays in exercising our rights.

•	The rights of junior secured creditors in the same property can create procedural hurdles for us when we foreclose on collateral.

•	We may not be able to obtain a deficiency judgment after we foreclose on collateral. Even if a deficiency judgment is obtained, it may be difficult or impossible to collect on such a judgment.

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

Other Risk Factors:

We may not be able to utilize our built-in tax losses as anticipated, which could result in greater than anticipated tax liabilities.

Due to the significant decline in the real estate markets in recent years, we have built-in unrealized tax losses in our portfolio of loans and REO assets, as well as other deferred tax assets, of approximately $98 million. In addition we had net operating loss carryforwards of approximately $340 million as of December 31, 2013. Subject to certain limitations, such “built-in losses” may be available to offset future taxable income and gain from our existing assets as well as potentially income and gain from new assets we acquire. Our ability to use our built-in losses is dependent upon our ability to generate taxable income in future periods. In addition, the use of our built-in losses is subject to various limitations. For example, there will be limitations on our ability to use our built-in losses or other net operating losses if we undergo a “change in ownership” for U.S. federal income tax purposes. In addition, it is possible that our built-in losses may not be fully available or usable in the manner anticipated. To the extent these limitations occurred or governmental challenges were asserted and sustained with respect to such built-in losses, we may not be permitted to use our built-in losses to offset our taxable income, in which case our tax liabilities could be greater than anticipated.

The former decline in economic conditions and disruptions to markets could cause us to suffer continuing operating losses, adversely affect our liquidity, and create other business problems for us.

The global and U.S. economies experienced significant declines in 2008 and 2009 from which they have not fully recovered. The real estate and other markets suffered unprecedented disruptions, causing many major institutions to fail or require government intervention to avoid failure, which placed severe pressure on liquidity and asset values. These conditions were brought about largely by the erosion of U.S. and global credit markets, including a significant and rapid deterioration of the mortgage lending and related real estate markets.

While there have been indications of a partial recovery of these economic disruptions in the last two years, we previously recorded significant losses, resulting primarily from significant provisions for credit losses and impairment charges resulting in substantial decreases in the net carrying value of our assets as a consequence of the difficult economic environment. Economic conditions or the real estate and other markets generally may not fully recover in the near term, in which case we could continue to experience additional losses and write-downs of assets, and could face capital and liquidity constraints and other business challenges.

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

Risks Related to our Common Stock:

We have not established a minimum dividend and distribution level and we may not have the ability to pay dividends and other distributions to you in the future.

During the years ended December 31, 2013, 2012 and 2011, we declared dividends of $0.02 per share, $0.09 per share and $0.09 per share, respectively. We have not established a minimum distribution level and we may not be able to make any distributions at all. In addition, since we have not generated earnings in recent periods, some or all of our distributions may include a return of capital. All distributions will be made at the discretion of our board of directors and will depend on our earnings, our financial condition and other such factors as our board of directors may deem relevant from time to time, subject to the availability of legally available funds.

Moreover, under the provisions of the NW Capital loan, generally, no dividend may be paid on the common stock during any fiscal year unless all accrued dividends on the Series A preferred stock have been paid in full. However, the lender agreed to allow the payment of dividends to common stockholders for up to the first seven quarters following the loan closing in an annual amount of up to 1% of the net book value of the Company’s common stock as of the immediately preceding December 31. All available distributions under this provision have been made. See Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities – Dividends” below for further discussion regarding limitations on our ability to declare and pay dividends to shareholders.

Offerings of debt securities, which would be senior to our common stock in liquidation, or equity securities, which would dilute our existing stockholders’ interests, may be senior to our common stock for the purposes of distributions, and may harm the market price of our common stock.

In the future, we may attempt to increase our capital resources by making additional offerings of debt or equity securities, including commercial paper, medium-term notes, senior or subordinated notes, preferred stock or common stock, although our ability to obtain additional debt is limited under the terms of the NW Capital loan described elsewhere in this Form 10-K. The Final Order described in Item 3. “Legal Proceedings” required us to make two additional offerings of debt securities. The terms of our charter documents do not preclude us from issuing additional debt or equity securities. Our certificate of incorporation permits our board of directors, without your approval, to authorize the issuance of common or preferred stock in connection with equity offerings, acquisitions of securities or other assets of companies, divide and issue shares of preferred stock in series and fix the voting power and any designations, preferences, and relative, participating, optional or other special rights of any preferred stock, including the issuance of shares of preferred stock that have preference rights over the common stock with respect to dividends, liquidation, voting and other matters or shares of common stock that have preference rights over your common stock with respect to voting. Additional equity offerings by us may dilute your interest in us or reduce the market price of our common stock, or both. Any preferred stock could have a preference on distribution payments that could limit our ability to make a distribution to our stockholders. If we issue additional debt securities, we could become more highly leveraged, resulting in (i) an increase in debt service that could harm our ability to make expected distributions to our stockholders, and (ii) an increased risk of default on our obligations. If we were to liquidate, holders of our debt and shares of preferred stock and lenders with respect to other borrowings will receive a distribution of our available assets before the holders of our common stock. Except for the rights offering and note exchange required by the Final Order, because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Further, market conditions could require us to accept less favorable terms for the issuance of our securities in the future. Thus, you will bear the risk that any future offerings by us could reduce the market price of our common stock and dilute your interest in us.

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

The SEC provided us a comment letter on March 27, 2012 with respect to certain required disclosures in our periodic filings. Specifically, they requested us to include certain required financial disclosures, including audited financial statements relative to our largest non-performing loan that was secured by certain operating properties. We omitted such disclosure in the consolidated financial statements for the years ended December 31, 2012 and 2011 because 1) audited financial statements of the borrower were not required under our loan documents and were not available, 2) the unaudited financial information that was available was incomplete, and 3) in some instances, the Company had identified exceptions that caused management to believe such available information may not be reliable. We acquired the underlying collateral assets under the related loans through deed-in-lieu of foreclosure by agreement with the borrower in 2013. In addition, the SEC requested that we modify certain of our disclosures pertaining to borrower concentrations, although we did not revised such disclosures because we believe such amended disclosures may have been prejudicial from a business and competitive perspective while providing little, if any, beneficial disclosure to the Company’s existing and prospective stockholders. We responded to the SEC on these matters by letter dated April 10, 2012, for which we did not receive a waiver; however, we have not received any further correspondence. While we believe the accompanying consolidated financial statements are fairly presented, we may be required to amend this 10-K filing pending our resolution of such matters with SEC staff.

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

A description of our REO and operating properties with a total net carrying value of $202.5 million as of December 31, 2013 follows (dollar amounts in thousands):

Description	Location	Date Acquired	Units/Acres/Sq. Feet
Vacant land planned for residential development	Rancho Mirage, CA	3/26/2008	20 acres
Vacant land planned for residential development	Dewey, AZ	3/28/2008	160 acres
Residential lot subdivision located on the Bolivar Peninsula	Crystal Beach, TX	4/1/2008	413 lots
Vacant land planned for development of 660 residential lots in housing subdivision	Williamson County, TX	7/1/2008	232 acres
Vacant land having a preliminary plat	Casa Grande, AZ	7/8/2008	57.2 acres
Vacant land	Pinal County, AZ	7/8/2008	160.3 acres
Vacant land	Pinal County, AZ	7/8/2008	160.7 acres
Finished lots within the Flagstaff Ranch Golf Community	Flagstaff, AZ	7/9/2008	59 lots
Improved, partially improved, and unimproved residential lots, as well as commercial property	Bullhead City, AZ	3/14/2008	79 lots and 3.9 acres commercial
Residential land planned for 205 residential lots	Flagstaff, AZ	2/3/2009	47.4 acres
Vacant land planned for commercial development	Phoenix, AZ	3/5/2009	3.47 acres
Vacant land planned for mixed-use development	Apple Valley, MN	5/15/2009	12.5 acres
Vacant land planned for commercial development	Inver Grove Heights, MN	7/29/2009	39.5 acres
9-story medical office building, 33% leased	Stafford, TX	7/7/2009	193,000 square feet
A 14.76% interest in an LLC which owns 188 acres of vacant land zoned for residential and commercial development	Phoenix, AZ	10/27/2009	27.8 acres (14.76% of 188 acres)
A 14.76% interest in an LLC which owns 80 acres of vacant land zoned for general rural usage	Pinal County, AZ	10/27/2009	11.8 acres (14.76% of 80 acres)
9 finished residential lots within a 38-lot subdivision ranging in size from 2.18 acres to 6.39 acres	Sedona, AZ	12/31/2009	9 lots
Vacant land planned for residential development	Denton County, TX	1/5/2010	330 acres
Undeveloped land planned for mixed use development	Denton County, TX	1/5/2010	47.3 acres
Vacant land planned for residential development	Brazoria County, TX	1/5/2010	188 acres
Single lot within Laughlin Ranch community	Bullhead City, AZ	6/19/2010	.5 acres
252 lots within the Simonton Ranch Master Planned Community	Camp Verde, AZ	7/15/2010	64.84 acres
Vacant land planned for retail center	Casa Grande, AZ	7/14/2010	8.8 acres
33 townhome lots planned for 2-bedroom units along a small lake	Yavapai County, AZ	7/22/2010	1.56 acres
Vacant land planned for intermediate commercial development	Fountain Hills, AZ	7/23/2010	4.01 acres
Vacant land and retails buildings	Tempe, AZ	9/15/2010	3.74 acres
Vacant land planned for residential development	Buckeye, AZ	10/21/2010	171.09 acres
Vacant land - 1.56 acre commercial, 6.24 acre mixed residential/commercial	Daly City, CA	12/10/2010	7.80 acres
Vacant land - undeveloped land, with initial approvals for development as a master planned community	Tucson, AZ	1/6/2011	579.18 acres
Three-story office building	Albuquerque, NM	2/24/2011	0.98 acres
Vacant land zoned for low density residential	Tulare County, CA	9/16/2011	38.04 acres
Vacant land parcel planned for residential development	Coconino County, AZ	10/28/2011	2.91 acres
Vacant undeveloped land	Yavapai County, AZ	1/18/2012	5.1 acres
Finished residential lots	Bullhead City, AZ	2/28/2012	165 lots
18-hole championship golf course and clubhouse	Bullhead City, AZ	2/28/2012	243.18 acres
Vacant undeveloped land	Scottsdale, AZ	4/26/2012	10.78 acres
Vacant undeveloped land	Albuquerque, NM	5/16/2012	4.89 acres
One 89-room resort hotel, restaurant and spa and one 42-room limited-service hotel	Sedona, AZ	5/14/2013	10.13 acres on resort property and 0.91 acres on limited-service hotel
Finished residential lots	Sedona, AZ	5/14/2013	28 lots on 82 acres
Single family residence	Maricopa County, AZ	9/5/2013	2,175 livable sq. ft. on a 3,013 sq. ft. lot
Single family residence	Kihei, HI	10/7/2013	5,405 livable sq. ft. on a 23,813 sq. ft. lot
Total Net Carrying Value at December 31, 2013 (in thousands)				$202,507

Properties by Development Classification

The following summarizes our REO properties by development classification as of December 31, 2013 (dollars in thousands):

Properties Owned by Classification	# of Properties	Carrying Value
Pre-entitled land	15	$44,270
Entitled land	21	50,425
Existing structure with operations	6	107,812
Total as of December 31, 2013	42	$202,507

Other information about our REO assets is included in Note 4 of the accompanying consolidated financial statements.

ITEM 3.	LEGAL PROCEEDINGS.

We may be a party to litigation as the plaintiff or defendant in the ordinary course of business. While various asserted and unasserted claims may exist, resolution of these matters cannot be predicted with certainty. We establish reserves for legal claims when payments associated with the claims become probable and the payments can be reasonably estimated. Given the inherent difficulty of predicting the outcome of litigation and regulatory matters, it is generally very difficult to predict what the eventual outcome will be, and when the matter will be resolved. The actual costs of resolving legal claims may be higher or lower than any amounts reserved for the claims.
As we have previously reported, in mid-2010, three proposed class action lawsuits were filed in the Delaware Court of Chancery seeking damages against us and certain affiliated individuals and entities arising from the Conversion Transactions. These lawsuits alleged, in general, that fiduciary duties owed to Fund members and to the Fund were breached because, among other things, the Conversion Transactions were unfair to Fund members and constituted self-dealing, that the information provided about the Conversion Transactions and related disclosures was false and misleading, and that the Conversion Transactions constitute a “roll up” transaction under the Fund’s operating agreement. The parties in the above-referenced actions were ordered to consolidate the actions for all purposes into a putative class action lawsuit captioned In Re IMH Secured Loan Fund Unitholders Litigation pending in the Court of Chancery in the State of Delaware (“Litigation”).
On January 31, 2012, we reached a tentative settlement in principle to resolve all claims asserted by the plaintiffs in the Litigation, other than the claims of one plaintiff. The tentative settlement in principle, memorialized in a Memorandum of Understanding (“MOU”) previously filed with our 8-K dated February 6, 2012, was subject to certain class certification conditions, confirmatory discovery and final court approval (including a fairness hearing). Following the entry of the MOU, the parties completed the confirmatory discovery and on March 19, 2013, filed a Stipulation and Agreement of Compromise, Settlement and Release (“Stipulation”), along with all of the related agreements, with the Court. The following are some of the key elements of the proposed settlement:

•
we offered up to $20.0 million of 4% five-year subordinated unsecured notes to members of the Class in exchange for 2,493,765 shares of our common stock at an exchange rate of one share per $8.02 in subordinated notes (“Exchange Offering”);

•
we offered to Class members that are accredited investors up to $10.0 million of convertible notes with the same financial terms as the convertible notes previously issued to NW Capital (“Rights Offering”);

•
we agreed to and completed the deposit of $1.57 million in cash into a settlement escrow account (less $225,000 that was held in a reserve escrow account that was subsequently used by us to fund our defense costs for other unresolved litigation) which will be distributed (after payment of notice and administration costs and any amounts awarded by the Court for attorneys' fees and expense) to Class members in proportion to the number of our shares held by them as of June 23, 2010;

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

•	additional restrictions on the future sale or redemption of our common stock held by certain of our executive officers.

The Chancery Court held a settlement hearing on July 18, 2013 during which it heard, among other things, argument as to the fairness of the settlement and arguments from certain objecting shareholders. Following the settlement hearing, the Chancery Court entered a Final Order and Judgment ("Final Order") which approved the terms of the settlement of the Litigation as outlined in the MOU and Stipulation, with slight modifications. The Company's rights and obligations under the Stipulation and Final Order were contingent upon the expiration of the period to file appeals of the Final Order or, if any appeals were filed, upon the final resolution of any such appeal ("Final Approval"). The Exchange Offering and the Rights Offering were required to be initiated within 30 days following Final Approval, subject to compliance with securities and other applicable laws and regulations. On July 23 and July 26, 2013, two appeals were timely filed in the Supreme Court of Delaware by two objecting shareholders. On October 11, 2013, one of the appeals was voluntarily dismissed. On November 15, 2013, the Kurtz Plaintiffs (defined below) agreed to dismiss, with prejudice, their appeal of the Final Order approved by the Chancery Court. On or about November 25, 2013, we received Final Approval when the Chancery Court dismissed this last remaining appeal. On February 12, 2014, we commenced the Exchange Offering and the Rights Offering which remained open for 25 business days and was closed for subscription on March 20, 2014. The accounting for this and other shareholder settlements is described below.
As previously reported, on December 29, 2010, an action was filed in the Superior Court of Arizona, Maricopa County, by Fund members David Kurtz, David L. Kurtz, P.C., Lee Holland, William Kurtz, and Suzanne Sullivan (collectively, the “Kurtz Plaintiffs”)

against us and certain affiliated individuals and entities. We entered into a settlement agreement and release in late November 2013 which resolved this litigation, including a full release and satisfaction of all associated claims and charges, and with no admission of any liability. The net settlement charge, excluding $0.2 million allocated to 41,659 shares of treasury stock acquired, totaled $1.3 million.
Accounting for the Class Settlement
As a result of the collective nature of the settlement terms under the Final Order, which consist of a cash settlement, the Exchange Offering, and the Rights Offering, for financial reporting purposes these transactions are considered a singular transaction. As a result, the net effect of the fair value of the components of this transaction have been recorded as a net settlement charge included in settlement and related costs in the accompanying consolidated statement of operations. We engaged an independent third party valuation firm to assist management in performing a fair value assessment of the components of this transaction. A summary of the anticipated accounting treatment for each component is described below, the net effect of which results in a net settlement charge to the Company, based on the level of participation in the Rights Offering and the Exchange Offering, and based on assumptions utilized by management and supported by the third party valuation firm’s fair value assessment services, as further described below. Upon closing of the Exchange Offering and the Rights Offering on March 20, 2014, we were able to determine with reasonable certainty the actual level of participation in both offerings, and therefore, to estimate the net settlement charge resulting from this settlement for the year ended December 31, 2013, as described below.
Fair Value of Common Stock Redeemed
Based on the preliminary results of the Exchange Offering as of the end of the offering period on March 20, 2014, we expect a maximum of approximately 1.2 million shares will be redeemed from existing shareholders for Exchange Offering notes. The final number of redeemed shares may be adjusted downward due to certain documentation submitted by participating shareholders that requires additional administrative attention. Upon completion of the issuance of notes in exchange for the stock in the first or second quarter of 2014, the shares redeemed in the Exchange Offering will be recorded by the Company as treasury stock at fair value. We engaged an independent third party valuation firm to assist management in performing a fair value assessment of the Company’s common stock. This fair value assessment was based on multiple factors including the Company’s current financial condition and liquidity, stock value of comparable companies, the likelihood of occurrence of potential transactions, market conditions, lack of marketability of existing stock and other factors. Based on the fair value assessment performed by management, the fair value of the Company’s common stock was deemed to be approximately $4.12, or 49% lower than the $8.02 per share being paid under the Exchange Offering. Based on the actual subscription of the Exchange Offering, we have computed the estimated portion of the settlement charge resulting specifically from the stock price differential from its fair value to be approximately $4.611 million, although a significant portion is offset by the fair value discount on the Exchange Notes, as described below. The fair value of the common stock expected to be redeemed in 2014 totals $4.871 million, which has been reflected as mezzanine equity as of December 31, 2013 in the accompanying consolidated financial statements. Such redemption will be recorded in treasury stock when the notes are formally issued and stock acquired in the first or second quarter of 2014.
Exchange Notes
Based on the preliminary results of the Exchange Offering as of the end of the offering period on March 20, 2014, we expect to issue a maximum of approximately $9.5 million of Exchange Offering notes to participating shareholders. The actual amount of Exchange Offering notes issued may be less than this estimate due to certain documentation submitted by participating shareholders that requires additional administrative attention. The notes issued under the Exchange Offering will be recorded by the Company at their fair value upon completion of the issuance of notes in exchange for the stock in the first or second quarter of 2014. We engaged an independent third party valuation firm to assist management in performing a fair value assessment of the Exchange Offering notes. This fair value assessment was based on multiple factors including the Company’s current financial condition and liquidity, the unsecured and subordinated nature of the Exchange Notes, the interest rate and the term of the debt, lack of marketability of the Exchange Offering notes and other factors. Based on the fair value assessment performed by management and other factors, management determined that the estimated fair value of the Exchange Offering notes is approximately $6.0 million (as compared to the face amount of $9.5 million) based on the fair value and the imputed effective yield of such notes of 14.6% (as compared to the note rate of 4%), resulting in a discount of the Exchange Offering notes of $3.5 million and a reduction to the net settlement charge. Based on the preliminary subscription of the Exchange Offering, we have computed the estimated debt discount and offset to settlement charge of approximately $3.5 million. The difference between the fair value of the Exchange Debt under GAAP and its actual face amount will be recorded as a debt discount on the Company’s financial statements in the first or second quarter of 2014. This debt discount will be amortized as an adjustment to interest expense using the effective interest method over the term of the Exchange Offering notes.

Rights Offering
Based on the preliminary results of the Rights Offering as of the end of the offering period on March 20, 2014, we expect to issue a maximum of approximately $72 thousand of Rights Offering notes to participating shareholders. The actual amount of Rights Offering notes issued may be less than this estimate due to certain documentation submitted by participating shareholders that requires additional administrative attention. The notes issued under the Rights Offering will be recorded by the Company at their fair value upon completion of the issuance of Rights Offering notes in exchange for cash received in the first or second quarter of 2014. We engaged an independent third party valuation firm to assist management in performing a fair value assessment of the Rights Offering Notes. This fair value assessment was based on multiple factors including the Company’s current financial condition and liquidity, the convertible nature of the debt instrument, the rights associated with such debt, the interest rate and term of the debt and other factors. Based on the fair value assessment performed by management and other factors, management determined that the estimated fair value of the Rights Offering Notes is $99.0 thousand (as compared to the face amount of $72.0 thousand) based on the derived fair value and the imputed effective yield of such notes of 7.1% (as compared to the note rate of 17% plus the derived exit fee of $13.0 thousand resulting in an effective rate of approximately 22.3%) as of the settlement date. The difference between the fair value of the Rights Offering notes and its actual face amount totaling $27 thousand will be recorded as a debt premium on the Company’s financial statements and as an addition to the settlement charge. This debt premium and exit fee will be recorded as a current charge to operating results for the year ended December 31, 2013, and the offset will be amortized as a reduction of interest expense using the effective interest method over the term of the notes. Based on the actual subscription of the Rights Offering, we computed the estimated debt premium and additional settlement charge of $27 thousand.
Net Settlement Charge
As a result of the fair value analysis conducted on the individual components of the class action settlement as described above, as well as the estimated remaining settlement costs subsequent to December 31, 2013, we accrued a net settlement charge of $2.5 million for the year ended December 31, 2013. The accrued settlement amount was computed by comparing the fair value of the consideration received and tendered by the Company in the transaction as follows: 1) the anticipated receipt by the Company of $72.0 thousand in cash as a result of the anticipated issuance of the Rights Offering notes, plus 2) the anticipated receipt by the Company of the common stock redeemed at its fair value of $4.9 million in connection with the Exchange Offering, less 3) the anticipated issuance of the Exchange Notes by the Company at their fair value of $6.0 million, less 4) the anticipated issuance of the Rights Offering notes by the Company at their fair value of $99.0 thousand, less 5) $1.4 million for the estimated remaining settlement and/or offering costs under the Exchange Offer and Rights Offering incurred subsequent to December 31, 2013. A tabular summary of the estimated accrued settlement charge follows (in thousands):

	Estimated Gross Amount	Estimated Fair Value	Gain (Loss) on Settlement
Treasury Stock Purchase	$9,482	$4,871	$(4,611)
Exchange Offering Notes	9,482	5,961	3,521
Rights Offering Notes	72	99	(27)
Subtotal Net Loss on Settlement Offerings			(1,117)
Add: Estimated Settlement, Closing and Legal Costs			(1,383)
Accrued Settlement Loss			$(2,500)

In addition to accrued settlement loss as of December 31, 2013, we incurred other actual settlement related costs during the year ended December 31, 2013, consisting of 1) the $1.3 million actual net settlement amount paid in the fourth quarter as described above, and 2) other legal, accounting and related professional fees totaling $2.3 million during the year, resulting in total settlement and related costs of $6.1 million for the year ended December, 31, 2013.
During the years ended December 31, 2012 and 2011, we recorded settlement related costs of $2.6 million and $1.4 million (which included the cash payment of $1.6 million required under the Final Order, net of insurance recoveries), respectively, primarily to legal fees incurred in connection with the settlement during those respective years. As of December 31, 2012 and 2011, we had accrued the payment required of $1.6 million, as well as the related anticipated insurance proceeds.
Timing of Recording Transactions

The accrued net settlement charge of $2.5 million described above was recorded as of December 31, 2013 with an offsetting liability included in accounts payable and accrued expenses in the accompanying consolidated balance sheet. This amount is based on the preliminary results of the Rights Offering and Exchange Offering as of the end of the offering period on March 20, 2014. We believe that this amount represents a reasonable estimate of the ultimate settlement charge to be realized. We have also recorded $4.9 million as mezzanine equity relating to treasury shares expected to be redeemed, which is reported as fair value of puttable shares pursuant to the legal settlement in the accompanying consolidated balance sheet as of December 31, 2013, with an offsetting reduction of paid-in capital. This ultimate amount will be recorded in treasury stock when the notes are formally issued and stock acquired in the first or second quarter of 2014.
We are subject to oversight by various state and federal regulatory authorities, including, but not limited to, the Arizona Corporation Commission, the Arizona Department of Revenue, the Arizona Department of Financial Institutions (Banking), the SEC and the IRS. Our income tax returns have not been examined by taxing authorities and all statutorily open years remain subject to examination.

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

Shareholders

As of March 28, 2014, there were approximately 4,721 holders of record for each of our outstanding Classes of B-1, B-2 and B-3 common stock totaling 15,316,194 shares, three holders of record of our outstanding 627,579 shares of Class B-4 common stock, 421 holders of record of our outstanding 838,448 shares of Class C common stock, and one holder of record of our outstanding 50,000 shares of unrestricted common stock.

Dividends

During the years ended December 31, 2013, 2012 and 2011, we declared dividends of $0.02 per share, $0.09 per share and $0.09 per share, respectively. We have not established a minimum distribution level and we may not be able to make any distributions at all. In addition, since we have not generated earnings in recent periods, some or all of our distributions may include a return of capital. All distributions will be made at the discretion of our board of directors and will depend on our earnings, our financial condition and other such factors as our board of directors may deem relevant from time to time, subject to the availability of legally available funds.

Moreover, under the provisions of the NW Capital loan, generally, no dividend may be paid on the common stock during any fiscal year unless all accrued dividends on the Series A preferred stock have been paid in full. However, the lender agreed to allow the payment of dividends to common stockholders for up to the first seven quarters following the loan closing in an annual amount of up to 1% of the net book value of the Company’s common stock as of the immediately preceding December 31. All available distributions under this provision have been made.

Recent Sales of Unregistered Securities

Our common stock is not currently listed or traded on any exchange. Because of the lack of an established market for our common shares, we cannot estimate the prices at which our common shares would trade in an active market.

There were no sales or other issuances of our common or preferred stock during the year ended December 31, 2013.

Equity Compensation Plan Information

During the year ended December 31, 2011, we granted 800,000 stock options to our executives, certain employees and certain consultants under our 2010 Stock Incentive Plan. During the years ended December 31, 2013 and 2012, we granted 40,000 and 5,000 of additional options, respectively, to certain employees. During the years ended December 31, 2013 and 2011, 34,445 and 23,333 options, respectively, were forfeited upon termination of certain employees. In addition, in connection with the termination of such employees, the board of directors approved the acceleration of vesting for 75,555 and 46,667 options during the years ended December 31, 2013 and 2012, respectively. As of December 31, 2013, there were 787,222 options outstanding, of which 595,921 were vested and 191,301 were non-vested. At December 31, 2013, 412,778 options were available for future grants. At December 31, 2013, the stock options have a weighted average remaining term of 7.7 years, and a weighted average exercise price of $9.44 per share. Following is information with respect to outstanding options, warrants and rights as of December 31, 2013:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	787,222	$9.44	412,778

Equity compensation plans not approved by security holders	—	—	—

Total	787,222		412,778

Issuer Purchases of Equity Securities

While the Company does not have a formal share repurchase program, it may repurchase its shares from time to time, depending on market conditions and other factors, through privately negotiated transactions. As described further in "Item 3. - Legal Proceedings", during the fourth quarter of 2014, we entered into a settlement agreement with certain shareholder plaintiffs for the purpose of resolving certain litigation and made a cash payment, a portion of which was allocated to the 41,659 shares of the Company’s stock that we acquired in the settlement that was deemed to have a fair value of $4.12 per share. There were no other purchases of our common stock by us or any “affiliated purchasers” (as defined in 240.10b-18(a)(3) of the Exchange Act) during the year ended December 31, 2013. The table below details the repurchases that were made during the three months ended December 31, 2013.

	Total Number of Shares Purchased		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may be Purchased under the Plans or Programs
Period		Average Price per Share
October 1 - 31, 2013	—	$—	—	—
November 1 - 30, 2013	41,659	$4.12	—	—
December 1-31, 2013	—	—	—	—
Total	41,659	$4.12	—	—

 There were no shares repurchased under any publicly announced plans or repurchase programs during the period.

ITEM 6.	SELECTED FINANCIAL DATA.

The following tables show financial data of IMH Financial Corporation, including the results of operations from the June 18, 2010, the acquisition date of the Manager and Holdings, for the periods indicated. The summary financial data are derived from our audited consolidated financial statements and other financial records. The summary balance sheet data as of December 31, 2013 and 2012 and the summary income statement data for each of the three years in the period ended December 31, 2013 have been derived from our audited consolidated financial statements and accompanying notes included elsewhere in this Form 10-K and should be read together with those consolidated financial statements and accompanying notes. The summary balance sheet data as of December 31, 2011, 2010 and 2009, and the summary income statement data for the years ended December 31, 2010 and 2009 have been derived from audited consolidated financial statements not included in this Form 10-K. The summary consolidated financial and other data should be read together with the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with our consolidated financial statements and accompanying notes included elsewhere in this Form 10-K. Dollar amounts are presented in thousands.

	As of and for the Years Ended December 31,
	2013	2012	2011	2010	2009
		(restated)	(restated)	(restated)	(restated)
Summary balance sheet items
Cash and cash equivalents	$7,875	$3,084	$1,168	$831	$963
Restricted cash	5,777	14,914	20,154	—	—
Mortgage loan principal and accrued interest outstanding	30,749	124,897	249,873	425,414	560,199
Valuation allowance	(18,208)	(51,600)	(141,687)	(294,140)	(330,428)
Mortgage loans held for sale, net (2)	12,541	73,297	108,186	131,274	229,771
Real estate held for sale, net	86,562	54,050	34,644	35,529	12,082
Real estate held for development, net	12,262	43,006	47,252	38,993	71,417
Operating Properties Acquired through Foreclosure, net	103,683	21,915	19,611	20,981	23,064
Total assets	237,401	221,014	246,358	237,361	340,128
Notes payable, special assessment obligations, capital leases and other long-term obligations	118,056	75,818	66,346	22,489	6,514
Total liabilities	131,530	88,939	81,103	35,998	18,260
Total stockholders' equity	101,000	132,075	165,255	201,363	321,868

	As of and for the Years Ended December 31,
	2013	2012	2011	2010	2009
Summary income statement items
Operating Property Revenue	$17,140	$3,485	$1,912	$1,665	$955
Investment and Other Income	5,403	195	612	637	228
Mortgage loan income	783	1,084	1,274	1,454	21,339
Total revenue	23,326	4,764	3,798	3,756	22,522
Operating expenses (excluding interest expense)	38,721	24,852	26,822	22,712	9,433
Interest Expense	19,176	15,215	9,843	2,565	267
(Gain) loss on disposal of legacy assets	(1,430)	(989)	(201)	1,209	—
Provision for (recovery of) credit losses	(8,039)	(2,122)	1,000	47,454	79,299
Impairment of real estate owned	1,103	—	1,529	46,856	8,000
Total costs and expenses	49,531	36,956	38,993	120,796	96,999
Net loss	(26,205)	(32,192)	(35,195)	(117,040)	(74,477)

Earnings/Distributions per share data (1)
Basic and diluted loss per share	$(1.55)	$(1.91)	$(2.09)	$(7.05)	$(4.63)
Dividends declared per common share	$0.02	$0.09	$0.09	$—	$0.73

Loan related items
Note balances originated	$1,085	$5,500	$7,953	$3,537	$47,557
Number of notes originated	1	2	3	4	3
Average note balance originated	$1,085	$2,750	$2,651	$1	$15,852
Number of loans outstanding	7	9	21	38	55
Average loan carrying value	$1,792	$8,144	$5,152	$3	$3,891
% of portfolio principal – fixed interest rate	42.9%	85.5%	61.8%	54.0%	50.4%
% of portfolio principal – variable interest rate	57.1%	14.5%	38.2%	46.0%	49.6%
Weighted average interest rate – all loans	12.09%	8.96%	10.48%	11.16%	11.34%
Principal balance % by state:
Arizona	0.2%	82.2%	79.5%	67.7%	55.5%
California	49.0%	8.1%	13.0%	22.4%	28.3%
Utah	50.8%	9.7%	6.6%	6.1%	3.6%
Other	—	—	0.9%	3.8%	12.6%
Total	100.0%	100.0%	100.0%	100.0%	100.0%

Credit Quality
Extension fees included in mortgage loan principal	$—	$4,668	$7,664	$14,797	$18,765
Interest payments over 30 days delinquent	400	636	3,491	4,999	7,530
Principal balance of loans past scheduled maturity, gross	25,037	119,416	144,405	280,322	347,135
Principal balance of loans past scheduled maturity, net	6,829	67,816	36,108	—	—
Carrying Value of loans in non accrual status	6,829	67,816	96,284	113,493	192,334
Valuation allowance	(18,208)	(51,600)	(141,687)	(295)	(330,428)
Valuation allowance as % of outstanding loan principal and interest	59.2%	41.3%	56.7%	69.1%	60.7%
Net Charge-offs	$26,907	$89,812	$153,453	$83,742	$49,181

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

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations should be read in conjunction with the sections of this Form 10-K entitled “Risk Factors,” “Special Note About Forward-Looking Statements,” “Business” and our audited financial statements and the related notes thereto and other detailed information as of December 31, 2013 and 2012 and for the years ended December 31, 2013, 2012, and 2011 included elsewhere in this Form 10-K. This discussion contains forward-looking statements reflecting current expectations that involve risks and uncertainties. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the section entitled “Risk Factors” included elsewhere in this Form 10-K. This discussion contains forward-looking statements, which are based on our assumptions about the future of our business. Our actual results may differ materially from those contained in the forward-looking statements. Unless specified otherwise and except where the context suggests otherwise, references in this section to the “Company,” “we,” “us,” and “our” refer to IMH Financial Corporation and its consolidated subsidiaries, except the financial information of the Manager and Holdings is only consolidated with the financial information of IMH Financial Corporation from June 18, 2010, the date on which the Manager and Holdings were acquired. Undue reliance should not be placed upon historical financial statements since they are not necessarily indicative of expected results of operations or financial condition for any future periods.

Overview

Our Company

We are a real estate investor and finance company based in the southwest United States with over a decade of experience in various and diverse facets of the real estate lending and investment process, including origination, acquisition, underwriting, documentation, servicing, construction, enforcement, development, marketing, and disposition.

The Company’s focus is to invest in, manage and dispose of commercial real estate mortgage and related investments, and to perform all functions reasonably related thereto, including developing, managing and either holding for investment or disposing of real property acquired through foreclosure, investment or other means. This focus is enhanced with the combined resources of the Company and its advisors. The Company also seeks to capitalize on opportunities to invest in selected real estate-related platforms or projects under the direction of, or in partnership with, seasoned professionals in those areas. The Company also considers opportunities to act as a sponsor, providing investment opportunities as a proprietary source of, and/or co-investor in, real estate mortgages and other real estate-based investment vehicles. Through the purchase and sale of such investments, we expect to earn robust, risk-adjusted returns while being recognized as a nimble, creative and prudent lender/investor. Our strategy is designed to re-establish the Company’s access to significant investment capital. By increasing the level and quality of the assets in our portfolio specifically and under management in general, we believe that the Company can grow and ultimately provide its shareholders with favorable risk-adjusted returns on investments and enhanced opportunity for liquidity.

While the Company made substantial progress in working to resolve its on-going portfolio enforcement and monetization challenges, as well as progress in the settlement of litigation involving a group of dissident shareholders, the Company continued to experience financial adversity in 2013 that resulted in losses during the year. This adversity primarily resulted from the Company’s inability to generate sustainable earning assets, while continuing to expend a significant amount of resources in debt service costs, loan enforcement activities, and in defense and settlement of shareholder and related claims. The slowly improving overall general economic climate also continued to hinder the Company’s performance during fiscal 2013. However, during the middle and latter part of 2013, the Company finalized the terms of the shareholder settlement and resolved all impediments to implementation of the terms of the court-approved shareholder settlement. In the first quarter of 2014, the Company initiated the two offerings required under the settlement agreement, the net effect of which was accrued as of December 31, 2013. Management anticipates that with execution of the terms of the settlement and the establishment of an expanded board of directors, the multiple distractions that have hampered our business in the last several years will diminish in 2014 and beyond and allow management to revisit and hone its focus on implementation of the Company’s investment strategies.

During 2013, management continued to implement its on-going initiatives to streamline and re-purpose the organization, operations, and systems to support the Company’s strategic and tactical, financial and operational goals. Management continued to aggressively pursue enforcement action against current and former borrowers through foreclosure and recovery of other guarantor assets. As of December 31, 2013, the Company had seven loans outstanding, of which five represented non-performing legacy loans which the Company expects to resolve through sale, foreclosure or modification in 2014. In addition, as of December 31, 2013, all but one of the Company's REO assets (held for sale, held for development and operating properties) were obtained through foreclosure. Also, during fiscal 2013, the Company completed a conversion of certain financial reporting systems to position the Company for appropriate and timely reporting as it progresses toward fully implementing its investment strategy.

In addition, given the on-going legal, tax and market-related constraints to bringing additional capital directly into the Company, management continues to explore the possibility of sponsoring investment vehicles or other ventures with institutional investors in vertical market segments in which there is strong investor interest, as well as proven expertise within the Company and/or its advisors. The Company may contribute cash as well as some of its legacy assets to these sponsored vehicles, in exchange for equity ownership and/or profit participation to demonstrate this commitment, distinguish itself from other sponsors, and create attractive investment opportunities. The Company may pursue opportunities to develop properties within its legacy portfolio through partnerships, joint ventures or other appropriate structures. There is no assurance, however, that management will be successful in its pursuit of such sponsored vehicles or development partners in the near term or at all. In addition, with adequate liquidity, the Company expects to focus on the creation and implementation of a series of commercial mortgage and real estate investment activities, so as to begin to increase both earning assets and assets under management and the income and value derived therefrom.

During the year ended December 31, 2013, the Company made a limited number of significant investments while continuing to acquire certain operating assets as a result of foreclosure of the related legacy loans. During 2013, through certain wholly-owned subsidiaries, we contributed $15 million to a joint venture with unrelated parties for the purpose of acquiring a multi-family portfolio comprised of 14 apartment communities across six states. Under the terms of the joint venture agreement, we were entitled to a 15% annualized return on our $15 million preferred equity investment, and were further entitled to an exit fee equal to 1.5% of the fair market value of the portfolio assets of the joint venture at the two year preferred equity redemption date. Also, the joint venture was required to redeem our preferred membership interest on or before the second anniversary of the closing date of original acquisition. However, in the fourth quarter of 2013, we negotiated the sale of our preferred membership interest for $19 million. We continue to retain one of our subsidiaries as a limited guarantor under the first mortgage secured by the related multi-family portfolio.

In addition, during the year ended December 31, 2013, we entered into a settlement agreement with a borrower group to transfer to us ownership of certain assets in satisfaction of the related loans with a net carrying value of approximately $60.2 million at December 31, 2012. Under the terms of the settlement, the Company acquired, among other assets, two related operating hotels and a 28-lot residential subdivision located in Sedona, Arizona, subject to existing liabilities. With the re-positioning of these assets, we expect to produce improved returns as portfolio holdings or once they have reached stabilization, we may elect to dispose of these assets at what we expect to be more favorable prices.

The Company also maintained its ownership and operation of a golf course and spa operation and related residential lots within a master planned community in Bullhead City, Arizona, acquired through deed in lieu foreclosure in 2012. Concurrent with the acquisition, we entered into an agreement with a professional golf course management company to implement operational improvements that we expect will translate to improved operating results. To this end, we also entered into an agreement with a large Arizona homebuilder to purchase from us and develop the residential lots in a lot take-down program over a period of five years that resulted in 12 lots sales in 2013.

In addition, we continuously evaluate portfolio assets based on current market conditions to determine whether we believe we should sell them in their present condition or whether we could potentially yield greater returns by positioning the properties for future development or operation. For example, subsequent to December 31, 2013, after evaluating our options, we elected to sell a development project planned as a student-housing multifamily residential development that is in close proximity to a large state university in Arizona. We also recently decided to sell a site comprised of 660 preliminary platted lots located in a subdivision in Williamson County, Texas, for $11.0 million to a well-established homebuilder that is expected to close in the first quarter of 2014. The Company is evaluating similar development efforts for certain other legacy assets. The demonstrated ability to create value through the real estate development process is a key aptitude gained through our relationship with our asset management and other consultants, that we believe will further distinguish us from other competitors in the marketplace. Through this capability, we believe that we, and ultimately our shareholders, will be afforded the opportunity to earn yields that are not generally available from new, finished product. While development does entail unique risks, with a disciplined approach and experienced team, we believe the risk-adjusted rewards have the potential to be very competitive, if not superior, to alternative investments.

While focused on the foregoing objectives, the Company remains nimble in its objectives and is poised to re-direct its efforts as economic circumstances unfold. Given that our legacy assets are positively correlated with the economic and real estate cycles, and the fact that we may benefit from new investment opportunities resulting from market disruptions and/or further declines in the value of real estate, in terms of enhanced risk-adjusted returns and reduced competitive pressure, management believes there is an inherent “hedge” in the Company’s current position. If there is a recovery of liquidity and valuations, the liquidity and value of the legacy assets should benefit accordingly, while new originations may face increased yield and scaling pressures. Conversely, if conditions do not improve, or worsen, the legacy assets will likely suffer, but the resulting scarcity of available capital which generally tracks meager economic growth also generally breeds increased investment opportunities to those who have capital to deploy. We will adjust the relative scaling of these two major aspects of our business as circumstances dictate.

Through our traditional credit analysis coupled with real estate valuation techniques used by developers, we have invested in real estate assets with an original investment basis of approximately $521.3 million. As a result of valuation allowance and impairment charges, these assets have a current carrying value of $215.0 million as of December 31, 2013, comprised of commercial real estate mortgage loans with a carrying value of $12.5 million and owned property with a carrying value of $202.5 million. The decline in the carrying value of our real estate assets is reflective of the deterioration of the commercial real estate lending market and the sustained decline in pricing of residential and commercial real estate starting in late 2008 through 2010 and the slow recovery of the general economy and specifically the real estate markets.

Factors Affecting Our Financial Results

General Economic Conditions Affecting the Real Estate Industry

Originating, acquiring and investing in short-term commercial real estate bridge loans to facilitate real estate entitlement and development, and other interim financing, historically constituted the heart of our business model. This model relied on mortgage capital availability. However, the global and U.S. economies experienced a rapid and significant decline beginning in the third quarter of fiscal 2008 from which they have not yet fully recovered. The real estate, credit and other markets suffered unprecedented disruptions, causing many major institutions to fail or require government intervention to avoid failure, which placed severe pressure on liquidity and asset values. These conditions were brought about largely by the erosion of U.S. and global credit markets, including a significant and rapid deterioration of the mortgage lending and related real estate markets which materially diminished the traditional sources of permanent take-out financing on which our historical business model depended. In this regard, we continue to operate under difficult conditions.

While the U.S. economy has exhibited sporadic signs of recovery in fiscal 2012 and 2013, we cannot predict with certainty how long will be required for markets and capital sources to reach a more complete recovery. These economic conditions have continued to have a material and adverse impact on us. We originated only one new loan in 2013 in connection with the partial financing of sale of a REO asset. As of December 31, 2013, five of our seven loans with outstanding principal and interest balances totaling $25.0 million, representing 81.4% of our total loan principal and interest outstanding, were in default and were in non-accrual status. In addition, as of December 31, 2013, the valuation allowance on such loans totaled $18.2 million representing 59.2% of the principal and interest balance of such loans. We have taken enforcement action on all such loans in default that we anticipate will be resolved in 2014. The two remaining performing loans were paid off subsequent to December 31, 2013. During the year ended December 31, 2013, we acquired the underlying collateral on two loans with net carrying values totaling $90.9 million as of December 31, 2013. We continue to examine all material aspects of our business for areas of improvement and recovery on our assets including recoveries against guarantors.

While it is difficult to predict when the real estate market will return to robust levels of activity or the point in time when credit markets will re-open more broadly, we realize that a full recovery of our cost basis in our mortgage and real estate loans will not occur and we will be required to dispose of certain or all of our assets at a price significantly below our initial cost and, while unlikely, possibly below current carrying values. While we have been successful in securing $60.0 million in financing in recent years to provide adequate funding for working capital purposes and have generated liquidity through asset sales and mortgage receivable collections, if we are not able to liquidate a sufficient portion of our assets, our liquidity will continue to dissipate. Nevertheless, we believe that our cash and cash equivalents and restricted cash of $13.7 million coupled with the revenues generated by our operating properties, as well as proceeds that we anticipate from the disposition of our loans and real estate held for sale will allow us to fund current operations over the next 12 months.

Revenues

Historically, our business model was predicated on a commercial lending platform which changed dramatically as a result of defaults on substantially all of our legacy loans and subsequent foreclosures, and the cessation of our historical lending activities. As a result, the nature of our primary revenue sources have changed in recent periods from mortgage income to revenues derived from our operating properties. We expect to continue to generate revenues from these sources, as well as from the disposition of existing assets and from the application of those proceeds in new assets. We expect in the short-term that we will derive a greater proportion of our capital from dispositions of our REO properties and from the disposition of loans and other assets we own or acquire than from the interest and fee income from commercial mortgage loans originated by us. As economic conditions improve and our investment strategy is implemented, we expect interest and fee income from commercial real estate mortgage loans to again become a greater focus for us and a greater portion of our revenues.

Operating Property Revenue . Operating property revenue increased significantly in 2013 and is attributable to revenues generated from operating properties obtained through foreclosure of secured loans or deed-in-lieu of foreclosure. As of December 31, 2013, our operating properties consisted of 1) a commercial office building acquired in fiscal 2009 for which we collect rents and related income from tenants, 2) a golf course operation acquired through foreclosure in March 2012 which offered golf, spa and food and beverage operations, and 3) in May 2013, two operating hotels acquired through deed in lieu of foreclosure, which also offer spa and food and beverage services. We anticipate an increase in operating property revenue in future periods as we realize a full year of operations, as the occupancy levels of the properties improves, and other revenue-enhancing activities are undertaken.

Investment and Other Income. Investment and other income consists of interest and gains earned on non-mortgage investments, certain notes receivable from a tenant, management and related fees earned from SWI Fund, and other investment income on short-term investments. During 2013, a majority of the balance is attributed to income realized on our $15 million preferred member investment in a joint venture with unrelated parties for the purpose of acquiring a multi-family portfolio on which we earned a 15% annualized preferred return. Our preferred member interest in the joint venture was sold in the fourth quarter of 2013. In addition, the SWI Fund was terminated in the fourth quarter of 2013 which ended our management fees as a revenue source. Accordingly, we expect investment and other income to decrease in the next fiscal year unless we make similar investments.

Mortgage Loan Income. Revenues generated from mortgage loan investments include contractual note rate interest, default interest and penalty fees collected, and accretion on loans acquired at a discount (as applicable). Changes to the amount of our loan assets directly affect the amount of interest and fee income we are able to achieve. Beginning in late 2008, due to the increase in defaults and foreclosures and cessation of our lending activities, mortgage loan investment revenues have continued to decrease in recent years. As we continue to fully implement our business strategy, we expect to also generate revenues from loan originations, processing and modifications. Such amounts, net of direct costs, are to be amortized over the lives of the respective loans as an adjustment to yield using the effective interest method. However, due to lack of excess liquidity and continued disruptions in the real estate market, quality loans have been limited.

We have also previously modified certain loans in our portfolio, which has resulted in an extended term of maturity on such loans of two years or longer and, in some cases, has required us to accept an interest rate reflective of current market rates, which are lower than in prior periods. We may decide to modify loans in the future primarily in an effort to seek to protect our collateral. Additionally, on a limited basis, we have financed the sale of loan collateral by existing borrowers and sales of certain REO assets to unrelated parties, and it is anticipated that we will engage in similar lending activities in the future. This effort effectively replaces a non-performing loan with a new performing loan to the asset buyer. Although we have in the past modified certain loans by extending the maturity dates or changing the interest rates thereof on a case by case basis, we do not have in place at this time a specific loan modification program or initiative. Rather, as in the past, we may modify any loan, in our sole discretion, based on the then applicable specific facts and circumstances.

Defaults and Foreclosures. We continue to proactively pursue enforcement action against borrowers and guarantors which has resulted in a significant amount of foreclosures of our legacy loans in default. A majority of the underlying collateral of such loans consisted of non-operating, non-interest earning assets. Until we are able to dispose of the related REO assets at favorable prices, we will bear the carrying costs of such assets and will lack the liquidity to make meaningful investments in interest-earning assets. As such, we anticipate our mortgage loan interest income to remain at significantly reduced levels until we invest the proceeds from the disposition of our existing assets or other debt or equity financing we may undertake in the future in new investments and begin generating income from those investments.

Expenses

We incur various general and administrative expenses such as compensation and benefits for non-operating property employees, rent, insurance, utilities and related costs. In addition, during 2013 we incurred additional expenses related to the direct operations of our operating properties. Moreover, as a result of our active efforts to pursue enforcement on defaulted loans and against related guarantors, subsequent foreclosure and our resulting ownership of the underlying collateral, we have incurred significant costs and expenses for consulting, valuation, legal, property tax and other expenses related to these activities. In addition, we have expended significant resources in defense and settlement of the shareholder class action litigation. With the recent settlement of the class action litigation and the minor balance of remaining legacy loans outstanding, we expect our expenses pertaining to these activities to diminish in the coming fiscal year. However, we expect expenses associated with the disposition of REO assets to increase as we continue our planned disposition of a substantial part of our portfolio over the next 12 to 24 months.

Operating Property Direct Expenses. Operating property direct expenses consist of payroll, management fees, real and personal property taxes, cost of sales, utilities, repairs and maintenance, and other related direct costs and expenses pertaining to the day-to-day operations of our operating properties (exclusive of interest and depreciation which are reflected in separate line items of our consolidated statements of operations).

Expenses for Non-Operating Real Estate Owned. Expenses for non-operating real estate owned include direct carrying costs associated with raw or partially improved, non-income producing real estate assets. Such expenses include real and personal property taxes, home owner association dues, utilities, repairs and maintenance, licenses, and other costs and expenses. While we expect such operating expenses for REO assets to remain at high levels as we continue enforcement actions, we anticipate such costs to decrease proportionately as we continue to dispose of existing and newly acquired REO assets.

Professional Fees. Professional fees consist of the following: legal fees for loan enforcement, litigation, SEC reporting and other purposes; fees for external valuation services; fees paid for asset management services relating to portfolio management; fees for external accounting, audit and tax services; fees for strategic consulting services; fees for non-capitalized information technology costs; and other general consulting costs. We expect to continue to incur such expenses and we expect these fees to decrease proportionately as we seek to dispose of REO assets, but we expect these expenses to stabilize thereafter assuming we conduct our operations substantially consistent with current levels.

General and Administrative Expenses. General and administrative expenses consist of various costs such as compensation and benefits for non-operating property employees, rent, insurance, utilities and related costs. We have taken a number of cost saving measures to reduce our overhead over the last several years which resulted in lower general and administrative expenses in fiscal 2013. However, variable cost components of such expenses are expected to increase as our investment activities expand.

Interest Expense. Interest expense includes interest incurred in connection with the NW Capital loan, loans assumed in connection with the asset acquisitions, borrowings from various banks, loan participations issued to third parties, as well as interest incurred on delinquent property taxes. Interest expense also includes amortization of deferred loan costs and loan discounts. We are taking steps to reposition our debt with lower interest rates in 2014 . However, we expect to incur additional interest expense upon issuance of the rights offering notes and exchange offering notes in 2014 as outlined in the class action settlement and described below.

Based on the preliminary results of the Exchange Offering as of the end of the offering period on March 20, 2014, we expect a maximum of approximately $9.5 million of Exchange Offering notes will be issued to participating shareholders. The actual amount of Exchange Offering notes issued may be less than this estimate due to certain documentation submitted by participating shareholders that requires additional administrative attention. The notes issued under the Exchange Offering will be recorded by the Company at their fair value upon completion of the issuance of notes in exchange for the stock in the first or second quarter of 2014. Based on the fair value assessment performed by management and other factors, management determined that the estimated fair value of the Exchange Offering notes is approximately $6.0 million (as compared to the face amount of $9.5 million) based on the fair value and the imputed effective yield of such notes of 14.6% (as compared to the note rate of 4%), resulting in a discount of the Exchange Offering notes of $3.5 million and a reduction to the net settlement charge. Based on the actual subscription of the Exchange Offering, we have computed the estimated debt discount and offset to settlement charge of approximately $3.5 million. The difference between the fair value of the Exchange Offering notes under GAAP and its actual face amount will be recorded as a debt discount on the Company’s financial statements in the first or second quarter of 2014 when the notes are actually issued. This debt discount will be amortized as an adjustment to interest expense using the effective interest method over the term of the Exchange Offering notes.

Based on the preliminary results of the Rights Offering as of the end of the offering period on March 20, 2014, we expect a maximum of approximately $72 thousand of Rights Offering notes will be issued to participating shareholders. The actual amount of Rights Offering notes issued may be less than this estimate due to certain documentation submitted by participating shareholders that require additional administrative attention. The notes issued under the Rights Offering will be recorded by the Company at their fair value upon completion of the issuance of Rights Offering notes in exchange for cash received in the first or second quarter of 2014. Based on the fair value assessment performed by management and other factors, management determined that the estimated fair value of the Rights Offering Notes is approximately $0.1 million (as compared to the face amount of $72 thousand) based on the derived fair value and the imputed effective yield of such notes of 7.1% (as compared to the note rate of 17% plus the derived exit fee of $13 thousand resulting in an effective rate of approximately 22.3%) as of the settlement date. The difference between the fair value of the Rights Offering notes and its actual face amount totaling $27 thousand will be recorded as a debt premium on the Company’s financial statements and as an addition to the settlement charge. This debt premium will be recorded as a current charge to operating results for the year ended December 31, 2013, and the offset will be amortized as a reduction of interest expense using the effective interest method over the term of the notes. Based on the actual subscription of the Rights Offering, we computed the estimated debt premium and additional settlement charge of $27 thousand.

Depreciation and Amortization Expense. We record depreciation and amortization on property and equipment used at our operating properties and at our corporate facility. This expense is expected to increase as we place depreciable assets under development into service, or as we acquire assets used at operating properties.

Settlement and Related Costs. As described in note 14 of the accompanying consolidated financial statements, various disputes arose relating to the consent solicitation/prospectus used in connection with seeking member approval of the Conversion Transactions, and we were named in various lawsuits containing allegations and claims that fiduciary duties owed to Fund members and to the Fund were breached for various reasons. The claims were consolidated into the class action lawsuit captioned In re IMH Secured Loan Fund Unitholders Litigation in the Court of Chancery in the State of Delaware against us, certain affiliated and predecessor entities, and certain former and current of our officers and directors (“Fund Litigation”). Due to the significance of the resources expended to defend and resolve the Fund Litigation and the amount of settlement and related costs, we have separately identified such costs in the accompanying consolidated statement of operations. Such amounts consist primarily of legal, accounting and other professional fees incurred in connection with the settlement proposal, including estimated costs surrounding the Rights Offering and Exchange Offering. With the final resolution of the class settlement, we expect settlement and related costs to decrease in 2014 and thereafter.

(Gain) Loss on Disposal of Legacy Assets. Gains and losses on the disposal of legacy assets have not historically been a significant component of our operations, but as we dispose of existing loan or REO assets and new REO assets we acquire through the foreclosure of loans, we expect to realize gains on the disposition of these assets to the extent they are sold above their carrying value (or losses if sold below carrying values), particularly over the next 12 to 24 months as we seek to market and sell substantially all of our existing loans and REO assets. The gains or losses from such dispositions will depend on our ability to successfully market existing loans and REO assets and the timing of such sales. As the sale of assets acquired by foreclosure are not revenues from our core business, such activity is reported in the (Recovery) Provision, Impairment Charges and (Gain)Loss on Disposal of Legacy Assets section of the consolidated statements of operations.

Provision for (Recovery of) Credit Losses. The (recovery of) provision for credit losses on the loan portfolio is primarily based on two factors: 1) our estimate of fair value, using supporting data primarily from third-party valuation firms, market participant sources, and valid offers from third parties, of the underlying real estate that serves as collateral of the loan portfolio, and 2) the collection of cash and other assets from guarantors on prior loans resulting from our aggressive enforcement activities. Asset values have stabilized and/or improved during 2012 and 2013 in many of the areas where we have or had a security interest in collateral securing our loans, which resulted in non-cash recoveries of credit losses during the years ended December 31, 2013 and 2012. These non-cash recoveries during these periods have been supplemented by the collection of cash or other assets resulting from our successful enforcement activities against guarantors. While we believe our current valuation allowance is sufficient to minimize future losses, we may be required to recognize additional provisions for credit losses in the future. With the few remaining legacy loans outstanding at December 31, 2013, we do not anticipate a significant increase, if any, in the provision for credit losses in 2014; however, we continue to monitor the fair value of our assets for impairment.

Impairment of Real Estate Owned.  Our estimate of impairment charges on REO assets largely depends on whether the particular REO asset is held for development or held for sale. This classification depends on various factors, including our intent to sell the property immediately or further develop and sell the property over time, and whether a formal plan of disposition has been adopted, among other factors. Real estate held for sale is carried at the lower of carrying amount or fair value, less estimated selling costs, which is primarily based on supporting data primarily from third-party valuation firms, market participant sources, and valid offers from third parties. Reductions in the fair value of assets held for sale are recorded as impairment charges. Real estate held for development is carried at the transferred value upon foreclosure, less cumulative impairment charges. Impairment charges on real estate owned consist of charges to REO assets in cases where the estimated future undiscounted cash flows of the property is below current carrying value and the reduction in asset value is deemed to be other than temporary. Generally, asset values have stabilized and/or improved during 2012 and 2013 in many of the areas where we hold real estate, however our assets are reviewed for impairment individually. We may also be required to recognize additional impairment losses on our REO assets if our disposition plans for such assets change or if such assets are disposed of below their current carrying values. If management undertakes a specific plan to dispose of REO assets within twelve months and the real estate is transferred to held for sale status, the fair value of the real estate may be less than the estimated future undiscounted cash flows of the property when the real estate was held for development, and that difference may be material. We intend to actively market and sell a significant portion of our REO assets, individually or in bulk, over the next 12 to 24 months as a means of raising additional capital to pursue our investment objectives and fund core operations.

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

Non-Cash Stock-Based Compensation. Our 2010 Stock Incentive Plan has been approved by the board of directors and provides for award of stock options, stock appreciation rights, restricted stock units and other performance based awards to our officers, employees, directors and certain consultants.  The maximum number of shares of common stock that may be issued under such awards shall not exceed 1,200,000 common shares, subject to increase to 1,800,000 shares after an initial public offering.  During the year ended December 31, 2011, we issued 800,000 stock options to directors, executive officers, employees and consultants providing services to us, an additional 5,000 options during the year ended December 31, 2012, and an additional 40,000 options during the year ended December 31, 2013, which was recorded as stock-based compensation based on the fair value at the time of issuance of the award and recognized on a straight-line basis over the employee’s requisite service period (generally the vesting period of the equity grant). In addition, in accordance with the terms of the consulting agreement with ITH Partners, we issued 50,000 shares of our common stock in connection with our closing of the NW Capital loan. The stock options and shares issuable upon exercise will not be registered under the Securities Act and accordingly may not be resold other than pursuant to Rule 144 or another available exemption from registration under the Securities Act.

RESULTS OF OPERATIONS

The following discussion compares the historical results of operations on a GAAP basis for the fiscal years ended December 31, 2013, 2012, and 2011. Unless otherwise noted, all comparative performance data included below reflect year-over-year comparisons.

Results of Operations for the Years Ended December 31, 2013, 2012 and 2011

Revenues

Revenues (dollars in thousands)
	Years Ended December 31,				Years Ended December 31,
Revenues:	2013	2012	$ Change	% Change	2012	2011	$ Change	$ Change	% Change
Operating Property Revenue	$17,140	$3,485	$13,655	391.8%	$3,485	$1,912	$1,573		82.3%
Investment and Other Income	5,403	195	5,208	2,670.8%	195	612	(417)		(68.1)%
Mortgage Loan Income, net	783	1,084	(301)	(27.8)%	1,084	1,274	(190)		(14.9)%
Total Revenue	$23,326	$4,764	$18,562	389.6%	$4,764	$3,798	$966		25.4%

Operating Property Revenue. As of December 31, 2013, our operating properties consisted of 1) a commercial office building acquired through foreclosure in 2009 for which we collect rents and related income from tenants, 2) a golf course operation acquired through foreclosure in March 2012 which offered golf, spa and food and beverage operations, and 3) two operating hotels acquired through deed in lieu of foreclosure in May 2013, which also offer spa and food and beverage services. During the year ended December 31, 2013, operating property revenue was $17.1 million as compared to $3.5 million during the year ended December 31, 2012, an increase of $13.7 million. The increase in operating property revenue is primarily attributed to a) the acquisition of the two operating hotels acquired in May 2013, and b) a full year of golf and related operations reported during 2013 as compared to approximately ten months in 2012.

During the year ended December 31, 2012, operating property revenue was $3.5 million as compared to $1.9 million during the year ended December 31, 2011, an increase of $1.6 million or 82.3%. The increase in operating property revenue is primarily attributed to the acquisition of the golf and related operations reported in March 2012, while the 2011 amount consisted solely of revenues from the commercial leasing operation.

Investment and Other Income. Investment and other income is comprised of interest and gains earned on non-mortgage investments, fees earned from our management of the SWI Fund, as well as interest earned on certain notes receivable from one of our commercial lease tenants. During the year ended December 31, 2013, investment and other income was $5.4 million, an increase of $5.2 million from $0.2 million for the year ended December 31, 2012. The increase is primarily attributable to our $15.0 million preferred equity investment made during the first quarter of 2013, for which we were receiving a 15% preferred return, as well as a 1.5% exit fee based on the fair market value of the portfolio assets. We sold our preferred equity interest for approximately $19 million during the fourth quarter of 2013. During the year ended December 31, 2013 we recognized approximately $2.1 million in investment income relating to the recognition of the preferred return and amortization of the exit fee from this one-time investment. In addition, we recognized a gain of $3.0 million upon disposition of the investment which is included in investment and other interest income in the accompanying consolidated statement of operations. Income earned on the $15 million preferred equity investment was a unique transaction and like income transactions may not occur in 2014 or thereafter.

During the year ended December 31, 2012, investment and other income was $0.2 million, a decrease of $0.4 million, or 68.1%, from $0.6 million for the year ended December 31, 2011. The decrease in investments and other income was primarily attributable to reduced interest earned on the tenant note receivable resulting from principal paydowns during the year, which was offset by a full year of management-related fees earned on the SWI Fund. The SWI Fund was liquidated and operations wound up during 2013.

Mortgage Loan Income. During the year ended December 31, 2013, income from mortgage loans was $0.8 million, a decrease of $0.3 million, or 27.8%, from $1.1 million for the year ended December 31, 2012. The year over year decrease in mortgage loan income is attributable to the on-going decrease in the income-earning portion of our loan portfolio and the lower average interest earning mortgage balance during 2013 compared to 2012. While the total loan portfolio principal outstanding was $30.2 million at December 31, 2013 as compared to $124.0 million at December 31, 2012, the income-earning loan balance totaled only $5.7 million and $5.0 million for the same periods, respectively. Additionally, the average portfolio interest rate (including performing and nonperforming loans) was 12.1% per annum at December 31, 2013, as compared to 9.0% per annum at December 31, 2012. The decrease in loan portfolio principal arose primarily from the foreclosure and acquisition of the two hotel properties discussed above.

During the year ended December 31, 2012, income from mortgage loans was $1.1 million, a decrease of $0.2 million, or 14.9%, from $1.3 million for the year ended December 31, 2011. The year over year decrease in mortgage loan income is attributable to the on-going decrease in the income-earning portion of our loan portfolio. While the total loan portfolio principal outstanding was $124.0 million at December 31, 2012 as compared to $245.2 million at December 31, 2011, the income-earning loan balance decreased to $5.0 million from $7.2 million for the same periods, respectively. Additionally, the average portfolio interest rate (including performing and nonperforming loans) was 9.0% per annum at December 31, 2012, as compared to 10.5% per annum at December 31, 2011.

As of December 31, 2013, 5 of our 7 portfolio loans were in non-accrual status, as compared to 7 of our 9 portfolio loans that were in non-accrual status at December 31, 2012. In addition, our two remaining performing loans at December 31, 2013 were repaid subsequent to year end. As such, in the absence of acquiring or originating new loans, we anticipate mortgage income to remain at minimal levels or potentially further decrease in future periods. Mortgage loan originations during the years ended December 31, 2013 and 2012 were limited to partial financings in connection with the sale of REO or loan assets. During the year ended December 31, 2013, in connection with the sale of a certain REO asset, we financed 1 new loan with an aggregate principal balance of $1.1 million and an interest rate of 12.5%. Similarly, during the year ended December 31, 2012, in connection with the sale of certain REO assets, we financed 2 new loans with an aggregate principal balance of $5.5 million and interest rates ranging from 12.0% to 12.5%.

Costs and Expenses

Expenses (dollars in thousands)
	Years Ended December 31,				Years Ended December 31,
Expenses:	2013	2012	$ Change	% Change	2012	2011	$ Change	% Change
Operating Property Direct Expenses (exclusive of Interest and Depreciation)	$14,406	$4,194	$10,212	243.5%	$4,194	$2,579	$1,615	62.6%
Expenses for Non-Operating Real Estate Owned	2,145	3,206	(1,061)	(33.1)%	3,206	3,618	(412)	(11.4)%
Professional Fees	7,260	5,941	1,319	22.2%	5,941	6,163	(222)	(3.6)%
General and Administrative Expenses	5,746	6,397	(651)	(10.2)%	6,397	11,308	(4,911)	(43.4)%
Interest Expense	19,176	15,215	3,961	26.0%	15,215	9,843	5,372	54.6%
Depreciation and Amortization Expense	3,055	2,551	504	19.8%	2,551	1,797	754	42.0%
Settlement and Related Costs	6,109	2,563	3,546	138.4%	2,563	1,357	1,206	88.9%
(Gain) Loss on Disposal of Legacy Assets	(1,430)	(989)	(441)	44.6%	(989)	(201)	(788)	392.0%
(Recovery of) Provision for Credit Losses	(8,039)	(2,122)	(5,917)	278.8%	(2,122)	1,000	(3,122)	(312.2)%
Impairment of REO	1,103	—	1,103	N/A	—	1,529	(1,529)	(100.0)%
Total Costs and Expenses	$49,531	$36,956	$12,575	34.0%	$36,956	$38,993	$(2,037)	(5.2)%

Operating Property Direct Expenses (exclusive of Interest and Depreciation). During the year ended December 31, 2013, operating property direct expenses were $14.4 million, an increase of $10.2 million from $4.2 million for the year ended December 31,

2012. The increase in operating property direct expenses is primarily attributed to a) the acquisition of the two operating hotels acquired in May 2013, and b) a full year of golf and related operations reported during 2013 as compared to nine months in 2012.

During the year ended December 31, 2012, operating property direct expenses were $4.2 million, an increase of $1.6 million, or 62.6%, from $2.6 million for the year ended December 31, 2011. The increase in operating property direct expenses is primarily attributed to the acquisition of the golf and related operations reported in March 2012, while the 2011 amount consisted solely of expenses from the commercial leasing operation.

Expenses for Non-Operating Real Estate Owned. Such expenses include property taxes, home owner association dues, utilities, and repairs and maintenance, as well as other carrying costs pertaining to non-operating properties. During the year ended December 31, 2013, expenses for non-operating real estate owned assets were $2.1 million, a decrease $1.1 million, or (33.1)% from $3.2 million for the year ended December 31, 2012. The decrease is attributable to the decreasing number of non-operating properties held during these respective periods and the holding period of such assets. While we held 38 and 40 non-operating REO properties at December 31, 2013 and 2012, respectively, we added two properties and sold five properties during 2013.

During the year ended December 31, 2012, expenses for non-operating real estate owned assets were $3.2 million, a decrease of $0.4 million, or 11.4%, from $3.6 million for the year ended December 31, 2011. The decrease in expenses for non-operating real estate owned assets was attributable to the number of non-operating properties acquired through foreclosure and the timing and holding period of such assets. While we held 40 non-operating REO properties at both December 31, 2012 and 2011, the timing and holding period of such assets resulted in higher holding costs during 2011. We expect such costs and expenses to increase as we continue to exercise remedies on loans in default and to decrease as we dispose of real estate held for sale.

Professional Fees. During the year ended December 31, 2013, professional fees expense totaled $7.3 million, an increase of $1.3 million, or 22.2%, from $5.9 million for the year ended December 31, 2012. The year over year increase in professional fees is primarily attributed to services rendered to reach a settlement with a previous legal vendor in 2012 that reduced the outstanding liability with the vendor and corresponding expense in 2012 coupled with increased professional fees incurred in 2013 for increased enforcement activity against certain guarantors.

During the year ended December 31, 2012, professional fees expense was $5.9 million, a decrease of $0.2 million, or 3.6%, from $6.2 million for the year ended December 31, 2011. The year over year decrease is attributed principally to a settlement reached with a previous legal vendor in 2012 that reduced the outstanding liability with the vendor and corresponding expense in 2012.

General and Administrative Expenses. During the year ended December 31, 2013, general and administrative expenses were $5.7 million, a decrease of $0.7 million, or 10.2%, from $6.4 million for the year ended December 31, 2012. The decrease in general and administrative costs is primarily attributed to a reduction in our rent expense as a result of our exit of a previous office lease in the second quarter of 2012, as well as lower compensation expense, partially offset by an increase in insurance costs.

During the year ended December 31, 2012, general and administrative expenses were $6.4 million, a decrease of $4.9 million, from $11.3 million for the year ended December 31, 2011. The decrease is primarily attributed to certain non-recurring costs incurred during the year ended December 31, 2011 relating to the separation of our former CEO, including payments made or payable by us totaling $1.2 million under the terms of his separation agreement, as well as a charge of $1.2 million for the excess of the amount paid by an affiliate of NW Capital for the purchase of the common shares owned by the former CEO over the deemed fair value of the stock as determined by an independent valuation firm, which was recorded as compensation expense. In addition, we incurred $0.8 million in general and administrative and operating costs during the year ended December 31, 2011 relating to Infinet, an exploratory business venture which was abandoned effective December 31, 2011. Also, our rent expense decreased by approximately $0.4 million during the year ended December 31, 2012 compared to the year ended December 31, 2011 as a result of our exit of a previous office lease in the second quarter of 2012.

Interest Expense. During the year ended December 31, 2013, interest expense was $19.2 million as compared to $15.2 million for the same period in 2012, an increase of $4.0 million, or 26.0%. The increase is attributed primarily to 1) the assumption of a note payable with a principal balance of approximately $24.7 million assumed in May 2013 in connection with the acquisition certain operating hotel properties, 2) interest incurred on a $10 million financing secured during the year ended December 31, 2013, and 3) default interest on certain notes payable in default.

During the year ended December 31, 2012, interest expense was $15.2 million as compared to $9.8 million for the year ended December 31, 2011, an increase of $5.4 million, or 54.6%. The increase in interest expense reflects a full year of interest incurred on the $50.0 million NW Capital loan which closed in June 2011, interest on other new debt, as well as the amortization of the related deferred financing costs. In addition, the increase is attributed in part to the additional CFD and special assessment obligations that were recorded as our liabilities as of December 31, 2011.

Depreciation and Amortization Expense. During the year ended December 31, 2013, depreciation and amortization expenses was $3.1 million, an increase of $0.5 million, or 19.8%, from $2.6 million for the year ended December 31, 2012. The increase is attributed to the acquisition of the two operating hotels and related depreciable assets in the second quarter of 2013. This increase for 2013 was offset by a decrease resulting from the accelerated amortization on certain leasehold improvements abandoned in the second quarter of 2012.

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

Settlement and Related Costs. Settlement and related costs include settlement amounts, as well as related legal, professional and other costs relating specifically to the defense of shareholder related claims. During the year ended December 31, 2013, we recorded settlement related costs of $6.1 million, an increase of $3.5 million, or 138.4%, from $2.6 million for the year ended December 31, 2012.

During the year ended December 31, 2013, the Chancery Court entered a Final Order and Judgment ("Final Order") which approved the terms of the settlement of the class action litigation as outlined in the MOU and Stipulation, with slight modifications. The Company's rights and obligations under the Stipulation and Final Order were contingent upon the expiration of the period to file appeals of the Final Order or, if any appeals were filed, upon the final resolution of any such appeal ("Final Approval"). The Exchange Offering and the Rights Offering were required to be initiated within 30 days following Final Approval, subject to compliance with securities and other applicable laws and regulations. On July 23 and July 26, 2013, two appeals were timely filed in the Supreme Court of Delaware by two of the Objectors. On October 11, 2013, one of the appeals was voluntarily dismissed. On or about November 25, 2013, we received Final Approval when the Chancery Court dismissed this last remaining appeal. On February 12, 2014, we commenced the Exchange Offering and the Rights Offering which remained open for 25 business days and was closed for subscription on March 20, 2014. As a result of the collective nature of the settlement terms under the Final Order, which consist of a cash settlement, the Exchange Offering, and the Rights Offering, for financial reporting purposes these transactions are considered a singular transaction. As a result, the net effect of the fair value of the components of this transaction have been recorded as an accrued net settlement charge included in settlement and related costs in the accompanying consolidated statement of operations in the amount of $2.5 million.
In addition to the accrued settlement loss, during the fourth quarter of 2013, we entered into a settlement agreement and release with the certain shareholder plaintiffs for the purpose of resolving litigation and for the plaintiffs’ agreement to dismiss, with prejudice, their appeal of the class action settlement in exchange for a full release and satisfaction of all associated claims and charges, and with no admission of any liability. The net settlement charge, excluding $0.2 million allocated to 41,659 treasury stock acquired, totaled $1.3 million.
In addition to the accrued settlement loss on the class action Final Approval, and the settlement with the other shareholder plaintiffs, we incurred other actual legal, accounting and related professional fees relating to these settlements totaling $2.3 million during the year ended December 31, 2013, resulting in total settlement and related costs of $6.1 million.
During the year ended December 31, 2012, we recorded settlement related costs of $2.6 million consisting of direct legal and professional fees incurred in connection with shareholder litigation. The 2012 amount represents an increase of $1.2 million, or 88.9%, from $1.4 million for the year ended December 31, 2011. The December 31, 2011 amount includes the amount of the cash payment required under the MOU of $1.6 million, net of related anticipated insurance proceeds of approximately $1.3 million, as well as legal and other professional fees incurred in connection with this matter.

(Gain) Loss on Disposal of Legacy Assets. During the year ended December 31, 2013, we sold 7 REO assets (or portions thereof) for $12.4 million (net of selling costs) resulting in a net gain of approximately $1.4 million. During the year ended December 31, 2012, we sold 8 REO assets (or portions thereof) for $17.2 million (net of selling costs) and 1 loan for $3.2 million (net of selling costs) resulting in a net gain of approximately $1.0 million. During the year ended December 31, 2011 we sold 14 loans and REO assets (or portions thereof) for $22.5 million (net of selling costs) and recognized a net gain of $0.2 million. The gain or loss recognized on the disposal of assets depends on numerous factors including the sales price and timing of such asset sales in relation to the carrying value of such assets.

Provision for Credit Losses. For loan assets, we perform a valuation analysis of the underlying collateral to determine the extent of provisions for credit losses required for such assets. During the year ended December 31, 2013, we recorded a recovery of prior credit losses totaling $8.0 million. Of the $8.0 million, $6.5 million consists of non-cash recoveries based on the valuation analysis performed on our loan portfolio during the year ended December 31, 2013, and related specifically to the improved value for the hotel operations and the pricing and absorption assumptions for the residential lots acquired through foreclosure. The improved value was reflective of improved operating results and improved market conditions for the hospitality sector and in residential real estate as it pertains to the related assets. In addition, we recorded recoveries of credit losses of $1.5 million during the year ended December 31, 2013 relating to cash and other asset collections from certain guarantors for which an allowance for credit loss had been previously recorded.

During the year ended December 31, 2012, we recorded a recovery of prior credit losses totaling $2.1 million, consisting of a non-cash recovery of credit losses of $0.3 million and net recovery of credit losses of $1.8 million received in cash relating primarily to the collection of notes receivable from certain guarantors for which an allowance for credit loss had been previously recorded. Based on the valuation analysis performed on our loan portfolio during the year ended December 31, 2011, we recorded a provision for credit losses, net of recoveries, of $1.0 million.

Impairment of Real Estate Owned. Similar to our loan collateral, for REO assets, we perform an analysis to determine the extent of impairment in valuation for such assets. Based on our analysis and the estimated fair value of real estate held for sale, during the years ended December 31, 2013, 2012 and 2011, we recorded impairment charges in the amount of $1.1 million, $0 and $1.5 million, respectively.

Loan Originations, Loan Types, Borrowers, the Underwriting Process and Loan Monitoring

Lending Activities

As of December 31, 2013, our loan portfolio consisted of 7 first mortgage loans with a carrying value of $12.5 million. In comparison, as of December 31, 2012, our loan portfolio consisted of 9 first mortgage loans with a carrying value of $73.3 million. Given the non-performing status of the majority of the loan portfolio and the suspension of significant lending activities, there has been limited loan activity during the year ended December 31, 2013. Except for the origination of 1 loan totaling $1.1 million relating to the financing of a portion of the sale of an REO asset during 2013, no new loans were originated during the year ended December 31, 2013.  Similarly, we originated only 2 loans during 2012 totaling $5.5 million relating to the partial financing of the sale of certain REO assets. As of December 31, 2013 and 2012, the valuation allowance represented 59.2% and 41.3%, respectively, of the total outstanding loan principal and interest balances.

Lien Priority

Historically, all mortgage loans have been collateralized by first deeds of trust (mortgages) on real property, and generally include a personal guarantee by the principals of the borrower. Often the loans are secured by additional collateral. However, we may occasionally agree to subordinate portions of our first lien mortgages to third-party lenders in limited circumstances. As of December 31, 2013, there were no third-party loans that were superior to our lien position on our existing loan portfolio. As of December 31, 2012, there was an outstanding third-party loan totaling $17.7 million and a capital lease obligation of approximately $3.1 million secured by a portion of our collateral that was superior to our lien position on one of our loans with an outstanding principal and accrued interest balance of $51.9 million. During the year ended December 31, 2013, we took title to the underlying assets through a deed-in-lieu of foreclosure and assumed the related third-party loan and capital lease obligation, which totaled approximately $24.7 million and $1.3 million, respectively, as of the date of acquisition.

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

Changes in the Loan Portfolio Profile

Due to our loan portfolio consisting of only seven and nine loans at December 31, 2013 and 2012, respectively, we expect little change in the portfolio profile in future periods until we resume lending activities on a meaningful level. On a historical basis, effective October 1, 2008, we elected to suspend certain of our activities, including the origination and funding of any new loans. Accordingly, our ability to change the composition of our loan portfolio was significantly reduced. In addition, in an effort to seek to preserve our collateral, certain existing loans have been modified, often times by extending maturity dates, and, in the absence of available credit financing to repay our loans, we will likely modify additional loans in the future or foreclose on those loans.

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

Mortgage Loan Sales

During the year ended December 31, 2013, we sold no mortgage loans. During the year ended December 31, 2012, we sold 1 mortgage loan at trustee sale for $3.2 million (net of selling costs), which approximated our carrying value and recognized no gain or loss on sale.

Geographic Diversification

Our mortgage loans consist of loans where the primary collateral is located in Arizona, California and Utah. The concentration of our loan portfolio in Arizona and California, markets in which values were severely impacted by the decline in the real estate market, totaled 49.2% and 90.3% at December 31, 2013 and 2012, respectively. Since we have effectively stopped funding new loans, as a result of other factors, our ability to diversify our portfolio is significantly impaired. The change in the geographic diversification of our loans is primarily attributed to the foreclosure and transfer of loans to REO assets.

While our geographic concentration has been focused primarily in the southwestern United States, we remain flexible in further diversification of our investments geographically if attractive opportunities arise when we recommence lending activities at a meaningful level.

See “Note 3 – Mortgage Investments, Loan Participations and Loan Sales” in the accompanying consolidated financial statements and Part II, Item 6. - "Selected Financial Data" for additional information regarding the geographic diversification of our loan portfolio.

Interest Rate Information

Our loan portfolio includes loans that carry variable and fixed interest rates. All variable interest rate loans are indexed to the Prime rate with interest rate floors. At December 31, 2013 and 2012, respectively, the Prime rate was 3.25% per annum.

Despite these interest rates, the majority of our existing loans are in non-accrual status. At December 31, 2013, 2 of our 7 loans were performing and had an average principal balance of $5.7 million and a weighted average interest rate of 12.5%. At December 31, 2012, 2 of our 9 loans were performing and had an average principal balance of $5.0 million and a weighted average interest rate of 12.7%. For additional discussion regarding the impact of pro forma increases or decreases in the Prime rate, see “Quantitative and Qualitative Disclosures about Market Risk” located elsewhere in this Form 10-K.

See "Note 3 – Mortgage Investments, Loan Participations and Loan Sales” in the accompanying consolidated financial statements and Part II, Item 6. - "Selected Financial Data" for additional information regarding interest rates for our loan portfolio.

Loan and Borrower Attributes

The collateral supporting our loans historically have consisted of fee simple real estate zoned for residential, commercial or industrial use. The real estate may be in any stage of development from unimproved land to finished buildings with occupants or tenants.

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

Substantially all of our existing loans are in some stage of development and do not generate cash flow for purposes of servicing our debt. Further, as a loan’s collateral progresses through its various stages of development, the value of the collateral generally increases more than the related costs of such improvements. Accordingly, as is customary in our industry, interest has historically been collected through the establishment of “interest reserves” that are included as part of the “loan-to-value” analysis made during the original and any subsequent underwriting process. Interest on loans with unfunded interest reserves is added to the loan balance with the offsetting accounting entry to interest income.

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

Upon maturity of any loan, if the borrower requests an extension of the loan or is unable to payoff our loan or refinance the property, the request is analyzed using our underwriting procedures to determine whether the collateral value remains intact and/or whether an advance of additional interest reserves is warranted. If the value of the collateral does not meet our requirements and the borrower is unable to offer additional concessions, such as additional collateral, we typically begin enforcement proceedings which may result in foreclosure. Valuation of the underlying collateral for all loans is subject to quarterly analysis to determine whether any provision for credit loss is warranted. If a loan enters default status and is deemed to be impaired because the underlying collateral value is insufficient to recover all loan amounts due, we generally cease the capitalization of interest into the loan balance.

We also classify loans into categories based on the underlying collateral’s projected end-use for purposes of identifying and managing loan concentration and associated risks. As of December 31, 2013, the original projected end-use of the collateral under our loans was comprised of 85.2% residential and 14.8% mixed-use. As of December 31, 2012, the original projected end-use of the collateral under our loans was comprised of 54.5% residential, 4.0% mixed-use, 41.5% commercial and the balance for industrial.

With our suspension of the funding of new loans, the concentration of loans by type of collateral and end-use is expected to remain consistent within our current portfolio. As of December 31, 2013 and 2012, the change in concentration of loans by type of collateral and end-use was primarily a result of foreclosures of certain loans.

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

At December 31, 2013 and 2012, the entire balance of the valuation allowance was attributable to residential-related projects.

See “Note 3 – Mortgage Investments, Loan Participations and Loan Sales” in the accompanying consolidated financial statements and Part II, Item 6. - "Selected Financial Data" for additional information regarding the classification of our loan portfolio.

Changes in the Portfolio Profile — Scheduled Maturities

The outstanding principal and interest balance of mortgage loans, net of the valuation allowance, as of December 31, 2013, have scheduled maturity dates within the next several quarters as follows:

Quarter	Principal and Interest Amount	Percent
Matured	$25,037	81.4%
Q1 2014	1,164	3.8%
Q3 2014	4,548	14.8%
Total	30,749	100.0%
Less: Valuation Allowance	(18,208)
Net Carrying Value	$12,541

Of the total of matured loans as of December 31, 2013, approximately 72% of loan principal and interest matured during the year ended December 31, 2008 and 28% matured during the year ended December 31, 2010.

See “Note 3 – Mortgage Investments, Loan Participations and Loan Sales” in the accompanying consolidated financial statements and Part II, Item 6. - "Selected Financial Data" for additional information regarding loan modifications.

Operating Properties and Real Estate Held for Development or Sale

REO assets are reported as either operating properties, held for development or held for sale, depending on whether we plan to hold operating assets, develop land-related assets prior to selling them or instead sell them in the immediate future, and whether they meet the criteria to be classified as held for sale under GAAP. The estimation process involved in the valuation of REO assets is inherently uncertain since it requires estimates as to the consideration of future events and market conditions. Our estimate of fair value is based on our intent regarding the proposed development of the related asset, if deemed appropriate, as opposed to a sale of such property on an as-is basis. In such cases, we evaluate whether we have the intent, resources and ability to carry out the execution of our disposition strategy under normal operating circumstances, rather than a forced disposition under duress. Economic, market, environmental and political conditions, such as exit prices and absorption rates, may affect management’s plans for development and marketing of such properties. In addition, the implementation of such plans could be affected by the availability of financing for development and construction activities, if such financing is required. Accordingly, the ultimate realization of our carrying values of our real estate properties is dependent upon future economic and market conditions, the availability of financing, and the resolution of political, environmental and other related issues, many of which are beyond our control.

At December 31, 2013, we held total REO assets of $202.5 million, of which $12.3 million were held for development, $86.6 million were held for sale, and $103.7 million were held as operating properties. At December 31, 2012, we held total REO assets of $119.0 million, of which $43.0 million were held for development, $54.1 million were held for sale, and $21.9 million were held as operating properties. Such assets are located in California, Texas, Arizona, Minnesota, New Mexico and Hawaii.

During the year ended December 31 2013, the Company, through various subsidiaries, completed the acquisition of certain assets and assumption of certain related liabilities (the “Sedona Assets”), pursuant to an agreement dated March 28, 2013, as amended and restated (the “Sedona Agreement”), with one of the Company's borrowers and certain subsidiaries and affiliates (collectively, the “Borrowers”) in full satisfaction of certain mortgage loans held by the Company with a net carrying value of approximately $60.2 million as of December 31, 2012, and for the purpose of releasing the Borrowers from further liability under the loans and guarantees, subject to certain post-closing conditions and limitations. The primary Sedona Assets include the following:

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

In connection with the recording of the deed-in-lieu of foreclosure, we recorded the assets and liabilities on a gross basis at their estimated fair values based on appraisals received for such assets, but not in excess of our net basis in the loans. This included property, plant and equipment with a carrying value at the date of acquisition of approximately $91.4 million, as well as a mortgage note payable of approximately $24.7 million, a capital lease obligation of approximately $1.3 million, and accounts payable and accrued liabilities of $3.4 million. The appraised values of such assets were equal to or in excess of the new assets recorded. Of the assets acquired in the transaction, the operating hotels are classified as operating properties in our hospitality and entertainment segment, while the 28-lot residential subdivision is classified as real estate held for development.

During the year ended December 31, 2012, we foreclosed on 9 loans (resulting in 8 property additions) and took title to the underlying collateral with net carrying values totaling $29.9 million as of December 31, 2012. The number of REO property additions does not necessarily correspond directly to the number of loan foreclosures as some loans have multiple collateral pieces that are viewed as distinct REO projects or, alternatively, we may have foreclosed on multiple loans to one borrower relating to the same REO project.

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

REO Sales

We are periodically approached on an unsolicited basis by third parties expressing an interest in purchasing certain REO assets. However, except for those assets designated for sale, management had not developed or adopted any formal plan to dispose of these assets or such assets do not meet one or more of the GAAP criteria as being classified as held for sale (e.g., the anticipated disposition period may extend beyond one year). During the year ended December 31, 2013, we sold seven REO assets (or portions thereof) for $12.4 million (net of selling costs), of which we financed $1.1 million, resulting in a net gain of approximately $1.4 million. During the year ended December 31, 2012, we sold eight REO assets or portions thereof for $17.2 million (net of selling costs), for a gain of $1.0 million. During the year ended December 31, 2011, we sold seven REO assets or portions thereof for $9.4 million (net of selling costs), of which we financed $0.2 million, resulting in a gain on disposal of real estate of $0.3 million.

Operating Property and REO Operations and Planned Development

Costs related to the development or improvements of the real estate assets are generally capitalized and costs relating to holding the assets are generally charged to expense. Cash outlays for capitalized development costs totaled $2.9 million, $1.4 million and $0.8 million during the years ended December 31, 2013, 2012 and 2011 respectively. In addition, costs and expenses related to the ownership and operations of our operating properties and non-operating REO assets, holding and maintaining such properties (including property taxes), which are expensed in the accompanying consolidated statements of operations, totaled approximately $16.6 million, $7.4 million and $6.2 million for the years ended December 31, 2013, 2012 and 2011, respectively. The nature and extent of future costs for such properties depends on the holding period of such assets, the level of development undertaken, our projected return on such holdings, our ability to raise funds required to develop such properties, the number of additional foreclosures and other factors. While our assets are generally available for sale, we continue to evaluate various alternatives for the ultimate disposition of these investments, including partial or complete development of the properties prior to sale or disposal of the properties on an as-is basis.

REO Classification

As of December 31, 2013, approximately 26% of our REO assets were originally projected for development of residential real estate, 18% was scheduled for mixed-used real estate development, and 56% was planned for commercial or industrial use. As of December 31, 2012, approximately 42% of our REO assets were originally projected for development of residential real estate, 32% was scheduled for mixed-used real estate development, and 26% was planned for commercial or industrial use. We continue to evaluate our use and disposition options with respect to these projects. The real estate held for sale consists of improved and unimproved residential lots, completed residential units and completed commercial properties located in California, Arizona, Texas, New Mexico and Idaho.

We intend to continue the process of disposing of a significant portion of our existing assets, individually or in bulk, which may result in the further reclassification of an additional portion of our REO assets as held for sale.

See “Note 4 – Operating Properties and Real Estate Held for Development or Sale” in the accompanying consolidated financial statements for additional information.

Important Relationships Between Capital Resources and Results of Operations

Summary of Existing Loans in Default

Our loan defaults at December 31, 2013 consist of those from our remaining legacy mortgage loan portfolio resulting from the depressed real estate market and credit conditions. Loans in default may encompass both non-accrual loans and loans for which we are still accruing income, but are delinquent as to the payment of accrued interest or are past scheduled maturity. At December 31, 2013, 5 of our 7 loans with a carrying value of $6.8 million were in default, all of which were past their respective scheduled maturity dates. At December 31, 2012, 7 of our 9 loans with a carrying value of $67.8 million were in default, all of which were past their respective scheduled maturity dates. Of the seven loans that were in default at December 31, 2012, five of those loans remained in default status as of December 31, 2013, and two such loans were foreclosed upon during the year ended December 31, 2013.

We are exercising enforcement action which could lead to foreclosure upon or other disposition of four of the five loans in default. We have not completed foreclosure on any such loans subsequent to December 31, 2013. The timing of foreclosure on the remaining loans is dependent on several factors including applicable states statutes, potential bankruptcy filings by the borrowers, our ability to negotiate a deed-in-lieu of foreclosure and other factors. We are continuing to work with the borrower with respect to the remaining one loan in default in order to seek to maintain the entitlements on the related project and, thus, the value of our existing collateral. These negotiations may result in a modification of the existing loan.

See “Note 3 – Mortgage Investments, Loan Participations and Loan Sales” in the accompanying consolidated financial statements and Part II, Item 6. - "Selected Financial Data" for additional information regarding loans in default.

Valuation Allowance and Fair Value Measurement of Loans and Real Estate Held for Sale

We perform a valuation analysis of our loans and real estate owned portfolios not less frequently than on a quarterly basis. Evaluating the collectability of a real estate loan is a matter of judgment. We evaluate our real estate loans for impairment on an individual loan basis, except for loans that are cross-collateralized within the same borrowing groups. For cross-collateralized loans within the same borrowing groups, we perform both an individual loan evaluation as well as a consolidated loan evaluation to assess our overall exposure to those loans. In addition to this analysis, we also complete an analysis of our loans as a whole to assess our exposure for loans made in various reporting periods and in terms of geographic diversity. The fact that a loan may be temporarily past due does not result in a presumption that the loan is impaired. Rather, we consider all relevant circumstances to determine if, and the extent to which, a valuation allowance is required. During the loan evaluation, we consider the following matters, among others:

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

Similarly, REO assets that are classified as held for sale are measured at the lower of carrying amount or fair value, less estimated cost to sell. REO assets that are classified as held for development or as operating properties are considered “held and used” and are evaluated for impairment when circumstances indicate that the carrying amount exceeds the sum of the undiscounted net cash flows expected to result from the development and eventual disposition of the asset.  If an asset is considered impaired, an impairment loss is recognized for the difference between the asset’s carrying amount and its fair value, less estimated cost to sell. If we elect to change the disposition strategy for our real estate held for development, and such assets were deemed to be held for sale, we may record additional impairment charges, and the amounts could be significant.

In determining fair value, we have adopted applicable accounting guidance which establishes a framework for measuring fair value in accordance with GAAP, clarifies the definition of fair value within that framework, and expands disclosures about the use of fair value measurements. This accounting guidance applies whenever other accounting standards require or permit fair value measurement.

Under applicable accounting guidance, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability, or the “exit price,” in an orderly transaction between market participants at the measurement date. Market participants are buyers and sellers in the principal (or most advantageous) market for the asset or liability that are (a) independent of the reporting entity; that is, they are not related parties; (b) knowledgeable, having a reasonable understanding about the asset or liability and the transaction based on all available information, including information that might be obtained through due diligence efforts that are usual and customary; (c) able to transact for the asset or liability; and (d) willing to transact for the asset or liability; that is, they are motivated but not forced or otherwise compelled to do so.

Factors Affecting Valuation

The underlying collateral of our loans and our REO varies by stage of completion, which consists of either raw land (also referred to as pre-entitled land), entitled land, partially developed, or mostly developed/completed lots or projects. Our fair value measurement is based on the highest and best use of each property which is generally consistent with our current use for each property subject to valuation. In addition, our assumptions are established based on assumptions that believe market participants for those assets would also use. During the year ended December 31, 2013 and 2012, we performed both a macro analysis of market trends and economic estimates, as well as a detailed analysis on selected significant loan and REO assets. Based on our analysis of macro market and economic conditions, market confidence appears to continue to improve in numerous markets in which our assets are located as evidenced by marked improvement in sales activity and pricing. Based on various market sources reviewed, while economic activity continued to expand at a moderate pace, the unemployment rate has remained elevated during the majority of 2013. While existing home sales have fluctuated throughout the year, certain peak levels since 2009 were achieved in 2013, as home price and higher mortgage interest rates began to rise in the latter part of 2013 and reduced consumer buying power. Nevertheless, limited inventory conditions and low interest rates continued to pressure home prices upward in much of the country.

During the year ended December 31, 2013, the Federal Reserve continued to monitor economic and financial developments in regards to its monetary policy and concluded that it will maintain its asset purchase policies but at a decreasing pace until there is more evidence that progress will be sustained before making any adjustments to such policies. The Federal Reserve believes that its actions should maintain downward pressure on longer-term interest rates, support mortgage markets, and help to make broader financial conditions more accommodative. The Federal Reserve believes that these actions should, in turn, promote a stronger economic recovery and help to ensure that inflation is properly managed over time to foster maximum employment and price stability. As such, we expect housing demand and real estate in general to continue to improve slightly or remain relatively stable over the short-term, but do not expect that it will likely improve substantially until the general economy strengthens and the housing market shows a longer trend of ongoing recovery.

Selection of Single Best Estimate of Value

As previously described, we have historically obtained periodic valuation reports from third-party valuation specialists, consultants and/or from our internal asset management departments for the underlying collateral of our loans and REO held for sale. The results of our valuation efforts generally provide a range of values for the collateral valued rather than a single point estimate because of variances in the potential value indicated from the available sources of market participant information. The selection of a value from within a range of values depends upon general overall market conditions as well as specific market conditions for each property valued and its stage of entitlement or development. In addition to internally-completed analyses and third-party valuation reports, we utilize recently received bona fide purchase offers from independent third-party market participants or executed purchase and sale agreements that may be outside of the range of values indicated by the third-party specialist report. In selecting the single best estimate of value, we consider the information in the valuation reports, credible purchase offers received, executed purchase and sale agreements, as well as multiple observable and unobservable inputs.

See “Note 6 – Fair Value” in the accompanying consolidated financial statements for a summary of procedures performed.

Valuation Conclusions

Based on the results of our evaluation and analysis, during the year ended December 31, 2013 we recorded a non-cash recovery of credit losses of $6.5 million on our loan portfolio relating primarily to the improved value for the hotel operations and residential lots acquired through foreclosure as previously described. The improved value was reflective of improved operating results and improved market conditions for the hospitality sector and the pricing and absorption assumptions for the residential lots as it pertains to the related assets. In addition, we recorded and other net recoveries of credit losses of $1.5 million during the year ended December 31, 2013 relating to the collection of cash and other assets from certain guarantors on prior loans. Also, as described in note 5, we recorded no gain or loss resulting from the fair value analysis of our derivative investment during the year ended December 31, 2013.

During the year ended December 31, 2012, we recorded a non-cash recovery of credit losses of $0.3 million as a result of our evaluation and analysis on our loan portfolio, and additional cash recoveries of credit losses of $1.8 million received relating to the collection of notes receivable from certain guarantors for which an allowance for credit loss had been previously recorded.
For the year ended December 31, 2011, we recorded provisions for credit losses, net of recoveries, of $1.0 million.

As of December 31, 2013, the valuation allowance totaled $18.2 million, representing 59.2% of the total outstanding loan principal and accrued interest balances. As of December 31, 2012, the valuation allowance totaled $51.6 million, representing 41.3% of the total outstanding loan principal and accrued interest balances. The reduction in the valuation allowance in total is primarily attributed to the transfer of the valuation allowance associated with loans on which we foreclosed and the resulting charge off of valuation allowance on loans sold during the respective years.

With the existing valuation allowance recorded as of December 31, 2013, we believe that, as of that date, the fair value of our loans and REO assets held for sale is adequate in relation to the net carrying value of the related assets and that no additional valuation allowance is considered necessary. While the above results reflect management’s assessment of fair value as of December 31, 2013 and 2012 based on currently available data, we will continue to evaluate our loans in fiscal 2014 and beyond to determine the adequacy and appropriateness of the valuation allowance and to update our loan-to-value ratios. Depending on market conditions, such updates may yield materially different values and potentially increase or decrease the valuation allowance for loans or impairment charges for REO assets.

Valuation of Real Estate Held for Development or Sale and Operating Properties

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

During the years ended December 31, 2013, 2012 and 2011, we recorded impairment charges of $1.1 million, $0 and $1.5 million, respectively, relating to the further write-down of certain real estate owned. The impairment charges in fiscal 2013 and 2011 were primarily to adjust the fair value of our REO held for sale.

If we elected to change the disposition strategy for our real estate held for development or our operating properties, and such assets were classified as held for sale, we might be required to record additional impairment charges, although such amounts are not expected to be significant based on the previous impairment adjustments recorded. As of December 31, 2013 and 2012, over 90% of our REO carrying value assets were based on an “as is” valuation while less than 10% were valued on an “as developed” basis. We believe the estimated net realizable values of such properties equal or exceed the current carrying values of our investment in the properties as of December 31, 2013.

See “Note 4 – Operating Properties and Real Estate Held for Development or Sale” in the accompanying consolidated financial statements for procedures performed in estimating the amount of undiscounted cash flows for REO held for development and in determining the level of additional development we expect to undertake for each project and for further information regarding our REO assets.

Leverage to Enhance Portfolio Yields

We have not historically employed a significant amount of leverage to enhance our investment yield. However, we have recently secured a certain debt when deemed beneficial, if not necessary, and may employ additional leverage in the future as deemed appropriate.

Current and Anticipated Borrowings

Convertible Debt

On June 7, 2011, we entered into and closed funding of a $50.0 million senior secured convertible loan with NW Capital. The loan matures on June 6, 2016 and bears interest at a rate of 17% per year. The lender elected to defer all interest due through December 7, 2011 and 5% of the interest accrued from December 8, 2011 to December 31, 2011. Thereafter, the lender, at its sole option, may make an annual election to defer a portion of interest due representing 5% of the total accrued interest amount, with the balance 12% payable in cash. The lender made its election to defer the 5% portion for the years ended December 31, 2013 and 2012 and subsequent to year end, the lender also elected to defer for the year ending December 31, 2014. Deferred interest is capitalized and added to the outstanding loan balance on a quarterly basis. As of December 31, 2013 and 2012, deferred interest added to the principal balance of the convertible note totaled $10.4 million and $7.4 million, respectively. Interest is payable quarterly in arrears beginning on January 1, 2012, and thereafter each April, July, October and January during the term of the loan.

In addition, we are required to pay an exit fee (“Exit Fee”) at maturity equal to 15% of the then outstanding principal, unpaid accrued and deferred interest and other amounts owed under the loan agreement. The Exit Fee is considered fully earned under the terms of the loan agreement and has been recorded as a liability with an offsetting amount reflected as a discount to the convertible note payable. The Exit Fee and corresponding discount of $10.4 million was estimated assuming the lender elects its annual interest deferral option over the term of the loan. This amount is being amortized to interest expense over the term of the loan using the effective interest method. As of December 31, 2013 and 2012, the unamortized discount totaled approximately $5.4 million and $7.5 million, respectively. The amortized discount added to the principal balance of the convertible note during the years ended ended December 31, 2013 and 2012 totaled approximately $2.0 million and 2.0 million, respectively.

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

The proceeds from the loan may be used: for working capital and funding our other general business needs; for certain obligations with respect to our real property owned, and, as applicable, the development, redevelopment and construction with respect to certain of such properties; for certain obligations with respect to, and to enforce certain rights under, the collateral for our loans; to originate and acquire mortgage loans or other investments; to pay costs and expenses incurred in connection with the convertible loan; and for such other purposes as may be approved by NW Capital in its discretion. See “Note 8 – Debt, Notes Payable and Special Assessment Obligations” in the accompanying consolidated financial statements for additional information regarding this loan.

Other Notes Payable Activity

During the year ended December 31, 2013, we assumed a note payable with a balance of $24.6 million at December 31, 2013 from a bank in connection with a deed-in-lieu of foreclosure that is secured by the related hotel operating properties with a gross asset basis of approximately $83.0 million at December 31, 2013. The note payable bears annual interest of 12%, with required monthly payments of principal and interest and the outstanding principal due at maturity. The note matures on March 28, 2014. Subsequent to December 31, 2013, we negotiated with the lender to extend the maturity date of the loan for three years at a reduced interest rate from 12% to 8% per annum, with interest only payments for the first year of the loan, and monthly payments of approximately $0.2 million thereafter until maturity.

During the year ended December 31, 2013, we secured financing of $10.0 million from CanPartners that is secured by certain REO assets with a carrying value of $24.8 million at December 31, 2013. The note payable bears annual interest of 12%, with required monthly payments of interest and the outstanding principal due at maturity. The note matured in February 2014 at which time the balance was repaid in full. Under the terms of the loan, we were required to maintain a minimum $5.0 million balance of cash and cash equivalents. We obtained approval from NW Capital in connection with this financing.

During the year ended December 31, 2013, we acquired a residential property with a fair value of $3.8 million in connection with a judgment obtained against a former guarantor on certain mortgage loans. The residential property is subject to four liens which have sole recourse to the residential property. Such liens aggregate approximately $22.4 million in principal, exclusive of unpaid interest. We have recorded such liens at their fair value, which was determined to be the fair value of the related asset which totals $3.8 million at December 31, 2013.

In connection with our proposed development to construct a multifamily housing development in Apple Valley, Minnesota, during the year ended December 31, 2013, we entered into, among other agreements, a business subsidy agreement and related loan agreement dated March 29, 2013 with the Apple Valley Economic Development Authority (EDA). Under the terms of the business subsidy agreement, the EDA has agreed to advance to us up to $1.1 million in the form of a loan. The amount of the loan shall not exceed the amount received from Dakota County for the statutory penalty and interest on special assessment taxes, which were assessed in the tax years 2007 through 2011, for which we have recorded a liability. If we complete the development project as intended no later than December 31, 2015, and certain other conditions are satisfied, and no event of default occurs, the EDA is expected to forgive the loan in its entirety. The loan bears interest at the rate of 6.0% per annum and shall accrue until the loan is satisfied or paid in full. If we do not meet the specified goals, the loan and all accrued unpaid interest must be repaid on or before December 31, 2016. In addition, under the agreement, we are not allowed to sell, transfer or otherwise convey all or part of the property for a period of five years following completion without the prior written consent of EDA. As of December 31, 2013, the total amount advanced to us under the loan agreement was $0.2 million.

In conjunction with our Apple Valley, Minnesota development project described above, we also entered into a settlement agreement in June 2012 with respect to outstanding past due property taxes, penalties and interest on various parcels totaling $3.7 million and bearing annual interest of 10%. Under the terms of the settlement agreement, we are required to make annual payments over either a five or ten year period, depending on the parcel. Upon execution of the agreement, we were required to make an immediate payment for the first annual installment totaling $0.4 million. During 2013, we sold certain parcels to the City of Apple Valley, the proceeds of which were required to be used to pay the related settlement balance due on such parcels of $0.7 million. We also paid the annual installment for remaining parcels in 2013 in the amount of $0.3 million. The outstanding balance of the settlement obligation totaled $2.3 million and 3.3 million at December 31, 2013 and 2012, respectively.

Under the terms of a previous settlement agreement in 2010, we executed two promissory notes for certain golf club memberships totaling $5.2 million. The notes are secured by the security interest on the related residential lots, were non-interest bearing and matured on December 31, 2012. Due to the non-interest bearing nature of the loans, in accordance with applicable accounting guidance, we imputed interest on the notes at our incremental borrowing rate of 12% per annum and recorded the notes net of the discount. The discount was being amortized to interest expense over the term of the notes and totaled approximately $0.6 million and $0.5 million during the years ended December 31, 2012 and 2011, respectively, and was fully amortized as of December 31, 2012. During the years ended December 31, 2013 and 2012, we made principal payments of $0 and $90,000 under the note of in connection with the sale of residential lots. We are continuing to accrue interest at the default rate of 10% per annum. At December 31, 2013 and 2012, the net principal balance of the notes payable remained unchanged at $5.2 million and default interest reflected in accrued interest payable totaled $1.1 million and $0.5 million at December 31, 2013 and 2013, respectively. The notes are secured by certain REO assets that have a carrying value of approximately $4.8 million as of December 31, 2013. During the year ended December 31, 2012, we defaulted for strategic reasons on the terms of an agreement related to the loan, which resulted in an acceleration of the maturity date of such debt. The lender filed a notice of delinquency and a notice of trustee sale was scheduled for June 12, 2012. The subsidiary that owns these assets was placed into bankruptcy which stayed the trustee sale. In addition, since this strategic default and bankruptcy constituted an event of default under the NW Capital loan, management obtained a waiver from NW Capital regarding this action. During the year ended December 31, 2013, the bankruptcy court rejected our proposed plan of reorganization and lifted the stay on the trustee sale. However, we sought and obtained leave to appeal with the district court which stayed the bankruptcy court's order. As a result, the lender is presently stayed from conducting its trustee sale until the district court decides the appeal, the timing of which is undeterminable at this time. The related REO asset is currently stated at its net realizable value. Should the creditor take title to the REO asset as a result of the lift of the stay of the trustee sale, the carrying value of the REO will be charged to operations and the debt obligation and accrued interest will be credited to operations to the extent it is legally defeased by such action.

During the year ended December 31, 2012, we entered into a note payable with a bank in the amount of $0.85 million in connection with the acquisition of certain land situated adjacent to another property owned by us. The note payable was secured by the land purchased, had an annual interest rate of 4% and was to mature in September 2015. We obtained approval from NW Capital for this new indebtedness. The note required interest only payments through September 2013, with principal and interest payments commencing in October 2013 through maturity. The note payable was repaid in full in the first quarter of 2013.

CFD and Special Assessment Obligations

We have recorded certain obligations assumed for the allocated share of CFD special revenue bonds and special assessments totaling approximately $5.3 million and $6.0 million at December 31, 2013 and 2012, respectively, secured by certain real estate acquired through foreclosure in prior years. These obligations are described below.

One of the CFD obligations had an outstanding balance of approximately $3.5 million and $3.7 million as of December 31, 2013 and 2012, respectively, and has an amortization period that extends through April 30, 2030, with an annual interest rate ranging from 5% to 6%. The CFD obligation is secured by certain real estate held for sale consisting of 171 acres of unentitled land located in Buckeye, Arizona which has a carrying value of approximately $4.9 million at December 31, 2013. In addition, during the year ended December 31, 2012, we defaulted for strategic reasons on the obligation payment due and the taxing authority filed a notice of potential sale of the related real estate. Such real estate assets are owned by a wholly owned subsidiary of the Company, which was placed into bankruptcy, and management obtained approval from NW Capital regarding this action. Management engaged appropriate advisors to work towards a resolution of this issue. In connection with a proposed sale of the project, the bankruptcy case was dismissed and the lender provided a forbearance on the debt default until December 2013, at which time a payment of approximately $0.8 million was paid to bring the debt balance current.

The other CFD obligations are comprised of a series of special assessments that collectively had an outstanding balance of approximately $1.9 million and $2.3 million as of December 31, 2013 and 2012, respectively. The CFD obligations have amortization periods that extend through 2022, with annual interest rates ranging from 6% to 7.5%. The CFD obligations are secured by certain real estate held for development consisting of 15 acres of unentitled land located in Dakota County, Minnesota which has a carrying value of approximately $5.7 million at December 31, 2013. Such real estate assets are owned by a wholly-owned subsidiary of the Company. During the year ended December 31, 2013, we made a principal repayment totaling $0.3 million in connection with the sale of certain lots to the municipality.

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

See "Note 8 – Debt, Notes Payable, and Special Assessment Obligations” in the accompanying consolidated financial statements for further information regarding notes payable activity.

Potential Litigation Settlement Debt Issuance

As described elsewhere in this Form 10-K, under the terms of a class action settlement agreement, we agreed to offer up to $20.0 million of 4% five-year subordinated notes to members of the Class in exchange for 2,493,765 shares of IMH common stock at an exchange rate of $8.02 per share. In addition, we agreed to offer to class members that are accredited investors up to $10.0 million of convertible notes with the same economic terms as the convertible notes previously issued to NW Capital. On February 12, 2014, we commenced the Exchange Offering and the Rights Offering which remained open for 25 business days and was closed for subscription on March 20, 2014. Based on the preliminary results of the offerings as of the end of the offering period on March 20, 2014, we anticipate approximately $9.5 million of Exchange Offering notes and approximately $72 thousand of Rights Offering notes will be issued to participating shareholders, which will be recorded by us at estimated fair value upon issuance. The actual amount of notes issued may be less than these estimates due to certain documentation submitted by participating shareholders that requires additional administrative attention.

Other Potential Borrowings and Borrowing Limitations

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

Liquidity and Capital Resources

Financial Statement Presentation and Liquidity

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. We believe that our cash and cash equivalents and restricted cash of $13.7 million coupled with the revenues generated by our operating properties, as well as proceeds that we anticipate from the disposition of our loans and real estate held for sale will allow us to fund current operations over the next 12 months. Due to unprecedented dislocations in the real estate and capital markets that occurred beginning in late 2008 through 2010, we experienced a significant increase in defaulted, non-performing loans and subsequent acquisitions of operating and non-operating REO assets acquired through foreclosure, which resulted in a substantial reduction in our historical cash flows from mortgage loan activity. We have since taken a number of measures to provide liquidity through alternative means, including securing financing from NW Capital and other borrowings, engaging in efforts to sell whole loans and participate interests in our loans, actively marketing for sale a number of our real estate assets held for sale. We believe that these efforts have and will continue to address our liquidity needs until we generate sufficient liquidity to full implement our investment strategy and generate income producing assets.

In addition, our borrowings have allowed us the time and resources necessary to meet liquidity requirements, to dispose of assets in a reasonable manner and on terms that we believe are more favorable to us, and to help us develop our investment strategy. During fiscal 2013and 2012, we saw an increased level of market activity and offers received from interested third parties to purchase certain of our assets. Still, the slow recovery of the economy and real estate and credit markets continues to present a challenging environment in which to operate. To date, we have closed a limited number of loan and REO sales transactions because, in several cases, the offers received were below our assessed value of such assets, and we believe that holding such assets for further appreciation was in our best interest. Nevertheless, we have sold a sufficient number of assets to continue operating the business and administrating our loans, operating properties and other real estate.

As a result, while we have been successful in securing $60 million in financing to provide adequate funding for working capital purposes and have generated liquidity through asset sales and mortgage receivable collections, there is no assurance that we will be successful in selling our remaining real estate assets in a timely manner or in obtaining additional financing, if needed, to sufficiently fund future operations or to implement our investment strategy. Further, each sale requires the approval of NW Capital. Our failure to generate sustainable earning assets, and successfully liquidate a sufficient number of our loans and real estate assets, including receiving approval from our lender of such liquidations, may have a further material adverse effect on our business, results of operations and financial position.

A summary of our projected sources and uses for the fiscal year ending December 31, 2014 follows:

Sources of Liquidity
Cash and Restricted Cash Utilized	$13,652
Sale of Loans and REO Assets	78,690
Revenue from Current Operating Properties	26,574
Proceeds from Mortgage Payments	11,714
Mortgage and Other Investment Income	5,529
Proceeds from Debt Issuance	72
Proceeds from Guarantor Recoveries	2,500
Total	$138,731

Requirements for Liquidity
Direct Expenses for Operating Properties	$(20,902)
Interest Paid on Borrowings	(8,796)
Repayment of Borrowings	(14,030)
Settlement Offerings	(289)
General and Administrative Expenses	(7,245)
Professional Fees	(7,141)
Development of REO and capitalized costs	(4,265)
Capitalized Fixed Asset Purchases	(3,840)
Expenses for Non-Operating Real Estate Owned	(1,935)
Subtotal	(68,443)
Loans and Investments - Discretionary	(70,288)
Total	$(138,731)

The information in the preceding table constitutes forward-looking information and is subject to a number of risks and uncertainties, including those set forth under the heading entitled “Risk Factors,” which may cause our sources and requirements for liquidity to differ from these estimates. To the extent that the net proceeds from the sources of liquidity reflected in foregoing table are not realized in the amount or time-frame anticipated, the shortfall would reduce the timing and amount of our ability to undertake and consummate the discretionary acquisition of target assets by a corresponding amount.

Our capital requirements and sources of liquidity are discussed in further detail below.

Requirements for Liquidity

We require liquidity and capital resources to acquire and originate our target assets, as well as for costs, expenses and general working capital needs, including maintenance, development costs and capital expenditures for our operating properties and non-operating REO assets, professional fees, general and administrative operating costs, loan enforcement costs, costs on borrowings, litigation settlement and related costs, debt service payments on borrowings, dividends or distributions to shareholders, and other costs and expenses. In the future, we also may require liquidity if we choose to redeem up to 838,448 shares of our Class C common stock in an initial public offering, less underwriting discounts and commissions, and subject to availability of legally distributable funds, to pay a one-time special dividend in respect to our Class B common stock.

 Direct Expenses for Operating Properties

We require liquidity to pay costs and fees to own and operate our operating properties, which as of December 31, 2013, consisted of 1) a commercial office building acquired through foreclosure in fiscal 2009, 2) a golf course operation acquired through foreclosure in March 2012 which offers golf, spa and food and beverage operations, and 3) two operating hotels acquired through deed in lieu of foreclosure in May 2013, which also offer spa and food and beverage services. Operating property direct expenses consist of payroll, management fees, real and personal property taxes, cost of sales, utilities, repairs and maintenance, and other related direct costs and expenses pertaining to the day-to-day operations of our operating properties. During the years ended December 31, 2013, 2012 and 2011, we incurred total direct expenses for operating properties of $14.4 million, $4.2 million, and $2.6 million, respectively. We anticipate an increase of such expenses to $20.9 million for the year ending December 31, 2014, which reflects a full year of anticipated direct expenses for our operating properties. In addition, we expect to make capital expenditures totaling $3.8 million over the next 12 month period for capital improvements and fixed asset purchases for our operating properties.

Debt Service Payments

We require liquidity to pay principal and interest on our borrowings, notes payable, special assessment/CFD obligations, capital lease obligations and other long-term obligations. During the years ended December 31, 2013 and 2012, we repaid loan principal totaling $2.7 million, and $0.1 million, respectively. In addition, during the years ended December 31, 2013, 2012, and 2011, we incurred interest expense on related indebtedness of $19.2 million, $15.2 million and $9.8 million, respectively, while cash paid for interest totaled only $11.3 million, $5.7 million, and $1.1 million, respectively. The difference is primarily due to the amortization of deferred financing costs and the deferral of interest on NW Capital debt. Anticipated debt service payments for 2012 are as follows:

•
$50 million NW Capital loan - there are no required principal payments in 2014. Interest on the NW Capital loan accrues at the rate of 17% per year, payable in arrears on January, April, July and October of each year during the term of the loan. In lieu of receiving cash, NW Capital has elect to defer 5% of the 17% per annum interest rate due in 2014 which is added to the principal balance (as such elections were made for for 2013 and 2012).

•
$24.7 million note payable to bank - this loan bore interest at 12%, required monthly principal and interest payments of $0.25 million and was scheduled to mature in March 2014. Subsequent to December 31, 2013, we negotiated with the lender to extend the maturity date of the loan for a three year period at a reduced annual interest rate of 8.0%, with interest only payments for the first year of the loan, and monthly payments of approximately $0.2 million thereafter until maturity.

•	$10.0 million note payable to CanPartners - this loan bore interest at 12% per annum and matured in February 2014, at which point the loan was repaid in full.

•
$5.4 million CFD/special assessment obligations - our CFD and special assessment bear annual interest ranging from 5% to 7.5% and require semi-annual payments of principal and interest. We anticipate that the remaining balance for one of the CFD obligations will be relieved through the sale of the related real estate held for sale.

•
$5.2 million non-recourse note payable secured by certain REO - this loan is past scheduled maturity and bears default interest at 10% per annum. We have strategically defaulted and placed the related subsidiary that owes this debt in bankruptcy. During 2013, the bankruptcy court rejected our proposed plan of reorganization. We have appealed this ruling and are awaiting the district court’s ruling on our appeal. The lender is presently stayed from conducting its trustee sale until the district court decides the appeal, the timing of which is undeterminable at this time. Nevertheless, should the creditor take title to the REO asset as a result of the lift of the stay of the trustee sale, the debt would be relieved through the trustee sale of the related REO. As such, we have not projected payment of this obligation in 2014.

•	$3.8 million liens secured by residential property - we anticipate that the liens will be repaid from the sales proceeds of the related real estate held for sale from the proceeds.

•	$2.3 million settlement payable - this settlement obligation bears interest at 10% per annum and requires annual principal and interest payments.

•	$1.3 million capital lease obligation - the capital lease requires monthly payments which total $0.1 million for 2014.

In addition to the above existing obligations, as described elsewhere in this Form 10-K, we reached settlement to resolve the Class Action Litigation, under which we made two offerings during the first quarter of 2014, as follows:

•
Exchange Offering - we offered to issue 4%, five-year subordinated notes to members of the Class in exchange for shares of IMH common stock at an exchange rate of $8.02 per share. Based on the results of the offering, we expect to issue approximately $9.5 million in face value of Exchange Offering notes. Interest only payments are payable quarterly beginning July 2014.

•
Rights Offering - we offered to class members that are accredited investors of convertible notes with the same economic terms as the convertible notes payable to NW Capital, and subject to “drag along” rights of NW Capital. Accordingly, 5% of the 17% per annum interest rate will be deferred and 12% will be payable in 2014. Based on the results of the offering, we expect to issue approximately $72 thousand in face value of Rights Offering notes. Interest only payments are payable quarterly beginning July 2014.

Based on the foregoing current and anticipated debt obligations, we expect to repay principal of $14.0 million over the next 12 months. In addition, we expect to incur interest expense of approximately $20.0 million during 2014, but pay interest of $8.8 million in cash. In addition, we expect to pay $44 thousand in capital lease obligations.

Until we generate additional liquidity from the disposition of our assets, we may seek additional short-term debt or alternative financing depending on the amount of net proceeds generated from the disposition of assets and the relative attractiveness and availability of debt financing and other factors, subject to restrictions imposed by the NW Capital loan agreement.

Asset Management Carrying Costs, Maintenance and Development Costs for Non-Operating Real Estate Owned

We require liquidity to pay costs and fees to preserve, protect and/or develop our real estate held for sale and development. At December 31, 2013 and 2012, our REO held for sale and development assets were comprised of 38 and 40 properties, respectively, with carrying values of $98.8 million and $97.1 million, respectively. Costs related to the development or improvements of the real estate assets are generally capitalized and costs relating to holding the assets are generally charged to expense. Cash outlays for capitalized development costs totaled $2.9 million, $1.4 million and $0.8 million during the years ended December 31, 2013, 2012, and 2011, respectively. In addition, costs and expenses related to holding and maintaining such properties (including property taxes), which are expensed and included in expenses for non-operating real estate owned in the accompanying consolidated statement of operations, totaled approximately $2.1 million, $3.2 million, and $3.6 million for the years ended December 31, 2013, 2012, and 2011, respectively.

Based on our existing REO assets and anticipated dispositions, we expect to incur approximately $1.9 million annually relating to the on-going operations and maintenance of such assets in 2014. The projected decrease in 2014 relates to the anticipated sale of various REO held for sale. Additionally, based on the assumed timing and amount of our anticipated liquidity sources, we anticipate spending approximately However, the nature and extent of future costs for such properties depends on the timing of anticipated sales and the number of additional foreclosures and other factors.

General and Administrative Operating Costs

We require liquidity to pay various general and administrative costs including compensation and benefits, rent, insurance, utilities and other related costs of operations. During the years ended December 31, 2013, 2012, and 2011, we incurred general and administrative expenses of $5.7 million, $6.4 million and $11.3 million, respectively. For the year ending December 31, 2014, we anticipate annual general and administrative expenses to approximate $0.6 million per month or $7.2 million in 2014. The anticipated increase relates to our projected increase in the variable components of such expenses as our business and investment activities expand.

Professional Fees, Default and Related Expenses and Settlement and Related Costs

We require liquidity to pay for professional fees which consist of outside consulting expenses for a variety of legal services for default, enforcement and litigation, asset management fees, audit fees for public reporting related expenses, and valuation services. During the years ended December 31, 2013, 2012, and 2011, professional fee expense totaled approximately $7.3 million, $5.9 million and $6.2 million, respectively. In addition, costs related to settlement of our shareholder litigation totaled $3.6 million, $2.6 million, and $1.4 million during the years ended December 31, 2013, 2012, and 2011, respectively. We expect such expenses to remain relatively elevated in 2014 at approximately $7.1 million as we continue enforcement activities and incur debt servicing costs relating to settle the class action litigation.

Accounts Payable and Accrued Taxes

As of December 31, 2013 and 2012, our consolidated balance sheets include $5.9 million and $5.5 million, respectively, of unpaid accounts payable and accrued expenses, and $1.1 million and $4.4 million, respectively, of accrued property taxes for our real estate owned. We anticipate that our accounts payable and accrued expenses will remain relatively consistent during 2014. We paid down a significant portion of our past due property taxes in 2013 and expect that the balance of property taxes due will be paid on a current basis from operating property revenues or from the proceeds derived from the sale of loans and real estate assets.

Loan Fundings and Investments

We require adequate liquidity to acquire our target assets and fund mortgage loans. We anticipate that our existing cash and restricted cash, coupled with revenues generated from our operating properties and proceeds generated from the disposition of REO assets held for sale, will exceed the projected cash needs for the payment of operating expenses, debt service payments and other projected capitalized costs. This excess cash will be available for investment in our target assets, which is assumed to be redeployed evenly over the 12-month period into income-producing assets. Based on our assumptions, we anticipate acquiring $70.3 million of target assets over the next 12 months.

Dividends and Other Distributions

We also require liquidity to fund dividends out of legally distributable funds to our stockholders. During the years ended December 31, 2013, 2012 and 2011, we declared dividends of $0.02 per share, $0.09 per share and $0.09 per share, respectively. All distributions will be made at the discretion of our board of directors and will depend on our earnings, our financial condition and other such factors as our board of directors may deem relevant from time to time, subject to the availability of legally available funds. Moreover, under the provisions of the NW Capital loan, generally, no dividend may be paid on the common stock during any fiscal year unless all accrued dividends on the Series A preferred stock have been paid in full. However, the lender agreed to allow the payment of dividends to common stockholders for up to the first seven quarters following the loan closing in an annual amount of up to 1% of the net book value of the Company’s common stock as of the immediately preceding December 31. All available distributions under this provision have been made. As such, no dividends are projected to be paid during the year ending December 31, 2014.

Also, the NW Capital loan is convertible into IMH Financial Corporation Series A preferred stock at any time prior to maturity at an initial conversion rate of 104.3 shares of our Series A preferred stock per $1,000 principal amount of the loan, subject to adjustment. Dividends on the Series A preferred stock will accrue from the issue date at the rate of 17% of the issue price per year, compounded quarterly in arrears. A portion of the dividends on the Series A preferred stock (generally 5% per annum) is payable in additional shares of stock. Generally, no dividend may be paid on the common stock during any fiscal year unless all accrued dividends on the Series A preferred stock have been paid in full. It is not anticipated that NW Capital will be converted during 2014.

Sources of Liquidity

We expect our primary sources of liquidity over the next twelve months to consist of our current cash and restricted cash balances, revenues from operating properties, remaining proceeds from borrowings, and proceeds from the disposition of our existing loan and REO assets held for sale. However, the actual timing of such sales and ultimate proceeds that may be realized from the sale of assets depends on real estate and credit market conditions. Accordingly, the disposition of these assets may not be realized as anticipated. We expect to redeploy these proceeds to acquire our target assets, which will generate periodic liquidity from cash flows from dispositions of these assets through sales and interest income. In addition to our current unrestricted and restricted cash balances, revenues from operating properties, and proceeds from the disposition of our existing portfolio of loans and REO assets held for sale, we may address our liquidity needs by periodically accessing the capital markets, lines of credit and credit facilities or pursuing other available alternatives which may become available to us, subject to the restrictions provided under the NW Capital loan agreement. If we are unable to achieve our projected sources of liquidity from the sources anticipated above, we would unlikely be able to purchase the desired level of target assets and it is unlikely that we would be able to achieve our investment income projections.

Cash and Cash Equivalents and Restricted Cash

In connection with the $50 million loan with NW Capital secured in June 2011, we entered into a cash management agreement with the lender under which the amount of discretionary funds available to us is limited to the following 90 days of budgeted operating cash, which is funded on a monthly basis, subject to NWR approval and release. The balance of all remaining cash (including the balance of loan proceeds and any and all proceeds received from revenues, loan payments, asset sales or other cash generating events) is collected and maintained in a trust account as collateral under the loan for the benefit of NW Capital (the Collateral Account). At December 31, 2013, we had cash and cash equivalents of $7.9 million and restricted cash of $5.8 million. Based on other anticipated sources and uses of cash, we expect to utilize these and other funds during fiscal 2014. The actual use of such proceeds may increase or decrease depending on the extent that other such sources are realized or uses are incurred and utilized.

Sale of Loans and Real Estate Owned

At December 31, 2013, we had mortgage loans held for sale totaling $12.5 million and REO held for sale of $86.6 million which are reported at fair value. At December 31, 2012, we had mortgage loans held for sale totaling $73.3 million and REO held for sale of $54.1 million. We are actively marketing our assets held for sale to prospective buyers and are generally receptive to valid, reasonable offers made on our assets held for sale. During the year ended December 31, 2013, we sold seven REO assets (or portions thereof) for $12.4 million (net of selling costs), of which we financed $1.1 million, resulting in a net gain of approximately $1.4 million. During the year ended December 31, 2012, we sold eight REO assets or portions thereof for $17.2 million (net of selling costs), for a gain of $1.0 million. During the year ended December 31, 2011, we sold seven REO assets or portions thereof for $9.4 million (net of selling costs), of which we financed $0.2 million, resulting in a gain on disposal of real estate of $0.3 million.

We project that we will generate proceeds of approximately $78.7 million from loan and REO sales, net of selling costs, over the next 12 months. However, there can be no assurance that such assets will be sold at a price in excess of the current carrying value of such assets. Nevertheless, we believe that the projected sales amount is reasonable based on our understanding of the market and the properties involved, existing purchase and sale agreements for certain assets, current interest expressed by potential buyers for existing assets, and our understanding and anticipation of the continuing market recovery in the applicable geographic areas. However, there can be no assurance that such real estate will be sold at our asking prices or at prices in excess of the current carrying value of such real estate.

In our Annual Report on Form 10-K for the year ended December 31, 2012, our projections for sources of liquidity in 2013 included the potential sale of approximately $68.5 million of loans and REO assets, while our actual sales of loans and REO assets in 2013 generated approximately $11.3 million of liquidity based on net sales prices totaling $12.4 million (net of amounts financed). This difference did not arise from our inability to sell additional assets. Rather, we continued to evaluate our options with respect to our legacy assets and elected to await further improvement in the market for the sale of such assets. Similarly, in 2014, to the extent that other sources of liquidity become available to us, we may again elect to postpone the sales of assets if we believe it would be advantageous to the Company. To the extent that we do not sell the full amount of loans and REO assets and do not replace the projected liquidity with other sources, we will have less money to invest in our target assets and may not meet our projections for generating investment income.

Revenues from Operating Properties

As noted above, as of December 31, 2013, our operating properties consisted of 1) a commercial office building acquired through foreclosure in fiscal 2009 for which we collect rents and related income, 2) a golf course operation acquired through foreclosure in March 2012 which offers golf, spa and food and beverage operations, and 3) two operating hotels acquired through deed in lieu of foreclosure in May 2013, which also offer spa and food and beverage services.

During the years ended December 31, 2013, 2012 and 2011, operating revenues from rental income was $1.5 million, $1.4 million and $1.8 million, respectively. For all of 2013, the commercial office building had an occupancy rate of approximately 31%. We have undertaken significant marketing efforts to secure additional tenants and improve occupancy in our commercial office building in 2014.

During the years ended December 31, 2013 and 2012, we recorded golf and related operations revenues of $2.5 million and $1.9 million, respectively. We have undertaken various marketing efforts in the last several months to increase the level of golf rounds played, spa services rendered and related food and beverage activities, the results of which we expect to materialize in fiscal 2014. There was no golf related income in 2011.

During the year ended December 31, 2013, we recorded hotel and related operations recorded revenues of $13.1 million, which represented approximately 6.5 months of activity. We have undertaken recent marketing efforts to increase average occupancy and average daily rate, as well as spa services rendered and related food and beverage activities. In addition to recognizing a full year of hotel operations, we anticipate an increase in period over period revenues in fiscal 2014. There was no hotel related income in 2012 or 2011.

Based on the above discussion, we anticipate that revenues from operating properties will increase to $26.6 million over the next 12 months.

Mortgage Payments

The repayment of a mortgage loan creates liquidity. During the years ended December 31, 2013 and 2012, we received loan principal payments totaling $8.6 million and $12.5 million respectively. Excluding loan balances past scheduled maturity, our loans have scheduled maturities through 2014 totaling $5.7 million. As we acquire new loans in connection with our new business strategy, we anticipate that the collateral securing such loans and the related terms will allow for timely payoff or that liquidity will be generated from the sale or participation of such loans. We are projecting that we will collect $11.7 million in principal payments from existing borrowers over the next 12 months. Subsequent to December 31, 2013, we collected mortgage payments of $5.6 million.

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

During the years ended December 31, 2013, 2012, and 2011, we generated mortgage income of $0.8 million, $1.1 million and $1.3 million, respectively. The sparse amount of mortgage income over this period is reflective of the defaults and non-accrual nature of substantially all of our legacy mortgage loans, the majority of which have since been foreclosed upon. While the total loan portfolio principal outstanding was $30.7 million at December 31, 2013, the loan balance for our two performing loans was $2.9 million with a weighted average interest rate of 12.5%.

In addition, we generated investment and other income of $5.4 million, $0.2 million and $0.6 million during the years ended December 31, 2013, 2012, and 2011, respectively. During the year ended December 31, 2013 we recognized approximately $2.1 million in investment income relating to the recognition of the 15% preferred return and amortization of the exit fee from a joint venture in which we contributed $15.0 million. During the fourth quarter of 2013, we sold our preferred equity investment in the joint venture to the holder of the other primary interests in the joint venture for approximately $19 million and recognized a gain of $3.0 million upon disposition of the investment which is included in investment and other interest income. Income earned on the $15 million preferred equity investment was a unique transaction and like income transactions may not occur in 2014 or thereafter.

As noted, based on our assumptions, we anticipate acquiring $66.5 million of target investment assets over the next 12 months, which is assumed to be redeployed evenly over the 12-month period into income-producing assets with an annualized return of approximately 12%. Based on these assumptions, we estimated that the mortgage and other investment income will approximate $5.5 million over the next twelve month period.

Proceeds from Debt Issuance

During the year ended December 31, 2013, we secured financing of $10.0 million from CanPartners that was secured by certain REO assets with a carrying value of $24.8 million at December 31, 2013. A portion of the proceeds was used to make the $15.0 preferred equity investment in 2013. As noted above, this loan was repaid upon maturity in February 2014.

As noted above, we completed a Rights Offering to class members that are accredited investors of senior secured convertible notes with the same economic terms as the convertible notes payable to NW Capital, and subject to “drag along” rights of NW Capital. Based on the results of the offering, we expect to receive $72 thousand in cash from the offering and issue the same amount in face value of Rights Offering notes. The Exchange Offering was an exchange of notes for our stock and did not generate proceeds for the Company.

Proceeds from Guarantor Recoveries

We aggressively pursue enforcement action against borrowers and the related guarantors who have defaulted on their obligations to us. During the years ended December 31, 2013 and 2012, we recorded recoveries of cash and other assets from guarantors of $1.5 million and $1.8 million. Based on current enforcement and due diligence activities, we estimate that we will receive net guarantor recoveries of $2.5 million for the year ending December 31, 2014. The actual amount of guarantor recoveries is dependent on a number of factors and may be greater or less than the amount projected.

Equity Issuances

We intend to raise equity capital through accessing the equity or debt capital markets from time to time in the future. However, the NW Capital loan and related agreements limit the issuance of new equity to the following:

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

Based on these limitations, we do not anticipate the issuance of any equity capital in the next 12 months.

Anticipated Tax Benefits

Because of the significant declines in the real estate markets in recent years, we have approximately $98 million of built-in unrealized tax losses in our portfolio of loans and REO assets, as well as other deferred tax assets, and approximately $340 million of net operating loss carryforwards. Subject to certain limitations, these built-in losses may be available to reduce or offset future taxable income and gains related to the disposition of our existing assets and may allow us to reduce taxable income from future transactions. Our ability to use our built-in losses is subject to various limitations. For example, there will be limitations on our ability to use our built-in losses or other net operating losses if we undergo a “change in ownership” for U.S. federal income tax purposes. To the extent we are able to reduce tax payable through the use of our built-in losses, the amount of reduction will be available to be deployed in new fund investment in additional assets, pay distributions to our stockholders in the form of dividends or address other liquidity requirements.

Cash Flows for the years ended December 31, 2013, 2012, and 2011

Cash Used In Operating Activities.

Cash used in operating activities was $(27.4) million, $(22.1) million and $(25.8) million for the years ended December 31, 2013, 2012, and 2011, respectively. Cash provided by (used in) operating activities includes the cash generated from mortgage interest, rental income, hospitality income, and investment and other income, offset by amounts paid for operating expenses for operating properties, real estate owned, professional fees, general and administrative costs, interest on borrowings and litigation settlement, and related costs. The increase cash used in operating activities from 2012 to 2013 is primarily attributed increased outflows for operating property expenses, property taxes, accounts payables and interest costs. The increase in cash used in operating activities from 2011 to 2012 is primarily attributed to increases in professional fees, general and administrative expenses, interest on borrowings and settlement and related costs.

Cash Provided By Investing Activities.

Net cash provided by investing activities was $17.7 million, $20.7 million and $17.7 million for the years ended December 31, 2013, 2012, and 2011, respectively. The decrease in cash from investing activities from 2013 to 2012 is attributed to less proceeds from mortgage loan repayments and increases in capitalized REO costs and acquisition costs, offset by net proceeds received from the preferred equity investment. Mortgage loan collections totaled $8.6 million, $12.5 million and $7.1 million during the years ended December 31, 2013, 2012, and 2011, respectively. A decline of proceeds received from the sale of REO assets of $11.3 million, $11.8 million, and $9.7 million for the years ended December 31, 2013, 2012, and 20110, respectively. Additionally, the amount invested in real estate owned increased year over year totaling $2.9 million $1.4 million and $0.8 million during the years ended December 31, 2013, 2012, and 2011, respectively. Lastly, in early 2013 we made a $15 million preferred equity investment in a joint venture which was sold in late 2013 for approximately $19 million.

Cash Provided By Financing Activities.

Net cash provided by financing activities was $14.5 million, $3.3 million, and $8.5 million for the years ended December 31, 2013, 2012, and 2011, respectively. The primary reason for the increase in cash flows from financing activities is the receipt of proceeds from a $10 million secured borrowings from CanPartners. This was offset by debt issuance costs of $1.1 million, $0.1 million, and $8.1 million for the years ended December 31, 2013, 2012, and 2011 respectively. Payments on borrowings totaled $2.7 million, $0.1 million, and $13.8 million or the years ended December 31, 2013, 2012, and 2011, respectively. Restricted cash decreased $9.1 million and $5.2 million in December 2013 and 2012, respectively, and increased $20.2 million during the year ended December 31, 2011. During the years ended December 31, 2013, 2012, and 2011, dividends paid to shareholders totaled $0.8 million, $1.7 million, and $1.0 million, respectively.

Contractual Obligations

Prior to the Conversion Transactions, our contractual obligations were largely limited to lending obligations to our borrowers under the related loans. We assumed certain obligations in connection with the Conversion Transactions. In addition, we entered into various new agreements during 2011 and 2012 giving rise to additional contractual obligations.

A summary of our some of our significant outstanding consulting arrangements that remain at December 31, 2013 follows:

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

The initial term of the consulting agreement is four years and is automatically renewable for three more years unless terminated by the affirmative vote of 70% of the board of directors and with 60 days' notice prior to renewal.  The consulting services agreement is otherwise terminable by us for cause, as defined in the agreement, with 10 business days’ notice to ITH Partners. The total annual base consulting fee equals $0.8 million plus various other fees, as described below, based on certain milestones achieved or other occurrences.

Special Payments.  In accordance with our consulting agreement, ITH Partners received a one-time fee of $1.9 million in connection with the $50 million debt financing secured in the NW Capital loan closing. This amount is included in deferred financing costs and is being amortized over the term of the loan. In addition, during the year ended December 31, 2013, ITH Partners received a special payment of $0.2 million in connection with a financing secured and related asset acquisition.

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

Term. The agreement may be subject to termination only under certain conditions. Otherwise, the agreement remains in effect for four years. Thereafter, this agreement can only be terminated by an affirmative super majority vote of the board of directors and with 60-day written notice. If not terminated, the agreement may be extended for an additional three years. With the approval of the Final Order, the NWRA agreement may be amended such that the agreement may be terminable by our board of directors upon the repayment in full of the NW Capital loan, provided that the indebtedness has not been converted to preferred or common equity. No such amendment has been made to date.

Development Services Agreements

During the year ended December 31, 2012, we entered into two development services agreements with a third party developer to manage the development of certain existing real estate we own with a combined carrying value of $11.9 million at December 31, 2013. One such project, when completed, is expected to consist of a 332-unit multi-family residential housing complex and a retail component located in Apple Valley, Minnesota. The estimated project development costs for this project are expected to total approximately $55.7 million, for which we are seeking approximately $39.0 million in third party financing. The second project, when completed, is expected to consist of a 600-bed student housing complex located in Tempe, Arizona. The estimated project development costs for this project are expected to total approximately $51.7 million, for which we are seeking approximately $36.0 million in third party financing. We may seek to obtain a joint venture partner(s) for either or both of these projects to meet minimum equity requirements or may decide to sell such projects. Subsequent to December 31, 2013, we sold the Tempe, Arizona property at an amount in excess of our basis, which also resulted in the termination of our development services agreement with the third party developer for that project.

The terms of each of the development services agreements are very similar in nature. Under each of the agreements, the developer is entitled a predevelopment services fee not to exceed $0.2 million, a development services fee equal to 3.0% of the total project cost less an agreed-upon land basis ($3.3 million and $5.0 million, respectively), as well a post-development services fee. The post development services fee will consist of a profit participation upon sale of the projects ranging from 7% to 10% of the profit, depending the amount and timing of projects’ completion and sale. Alternatively, if the projects are not sold, the post-development services fee will based on the fair market value of the project as of the date not earlier than 15 months following the achievement of 90% occupancy for each of the projects. The agreement is in effect until the fifth anniversary of the substantial completion of the project, as defined. If we elect not to proceed with the project prior to our acceptance of the development authorization notice, the agreement is cancelable by us with 30 day notice by us, subject to full payment of the predevelopment services fee and any budgeted and approved costs incurred. During the years ended December 31, 2013 and 2012, we paid the third party developer $0.2 million and $0.1 million, respectively, of the predevelopment fees due under these arrangements. Such costs have been capitalized into the basis of the property. There are no further minimum payments due under the contract.

In connection with the development of the residential housing complex located in Apple Valley, Minnesota, during the year ended December 31, 2013, we entered into a development agreement, development assistance agreement, a business subsidy agreement and other related agreements with the City of Apple Valley and related entities. Under these agreements, subject to completion of the projects by December 2015 and other requirements, we expect to receive up to $6.5 million in tax increment financing over an extended period as well as a business subsidy totaling $1.1 million, of which we have received $0.2 million as of December 31, 2013 (as described in note 8). Also in connection with the overall development, we were required to and completed a sale of certain parcels to the City of Apple Valley for $0.8 million for its development of a common area park adjacent to our planned development.
In addition, during the year ended December 31, 2012, we entered into an agreement with a large Arizona homebuilder to purchase from us and develop certain residential lots in a lot take-down program over a period of five years beginning in 2013. The agreement specifies that the purchase price of each lot shall be comprised of a basic purchase price, a premium amount and a profit participation, as applicable. The fair value of the residential lots pursuant to the agreement exceeds the collective carrying value of such assets which totals $6.1 million as of December 31, 2013. Under the terms of the agreement, the builder agreed to and completed the purchase of 12 lots from us during the year ending December 31, 2013, at a price which exceeded the allocated carrying value of such assets. If the builder does not take down the lots within the scheduled timeframe specified in the agreement, the exclusive option to purchase such lots shall become ineffective.

The anticipated timing of payment for these and other obligations as of December 31, 2013 is as follows (amounts in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Principal Payments for Long-Term Debt Obligations (1)	$131,619	$19,710	$83,017	$24,669	$4,223
Interest Payments (1)	26,765	9,566	14,727	1,126	1,346
Capital Lease (4)	3,240	160	253	236	2,591
Operating Lease Obligations (2)	2,016	470	939	452	155
Consulting fee (3)	3,177	2,645	532	—	—
Settlement Offering (5)	11,485	289	1,335	9,861	—
Total	$178,302	$32,840	$100,803	$36,344	$8,315

(1)
Includes principal and interest on outstanding debt balances as of December 31, 2013 and through the date of filing based upon the applicable interest rates and applicable due dates ranging between 2013 and 2030. The payments applicable to the NW Capital debt assumes quarterly cash payments of interest at 12% and the deferral of 5% interest due over the term of loan, which is payable upon maturity, plus the payment of the Exit Fee upon maturity. If the NW Capital loan were converted to Series A preferred stock, the amounts payable would remain unchanged but would be classified as preferred dividends payment.

(2)	Includes lease obligations for our office space and equipment based on current leasing arrangements for existing office space.

(3)	Consulting fees payable to NWRA at $1.5 million per year, to ITH at $0.8 million per year, and to Juniper at $0.3 million per year for four years.

(4)
Includes certain capital lease obligations related to the hotel operations assumed in connection with our acquisition of the hotel operating properties via deed-lieu-of-foreclosure. The primary capital lease obligation relates to the leasing of a

28-room hotel complex located adjacent to one of the owned hotels. The lease requires monthly lease payments of approximately $9,800 and extends through December 2040, which approximates the estimated useful life of the property. The remaining leases relate to certain equipment which are approximately three years in term and contain bargain purchase options at the end of the lease term.

(5)
Based on the preliminary results of the Exchange Offering and Rights Offering, as of the end of the offering period on March 20, 2014, we expect to issue a maximum of approximately $9.5 million of five year, 4% Exchange Offering notes and approximately $72 thousand of three-year, 17% Rights Offering notes to participating shareholders. The actual amount of Exchange Offering notes and the Rights Offering notes issued may be less than these estimates due to certain documentation submitted by participating shareholders that requires additional administrative attention. However, we have included the effect of such offerings in the foregoing table based on these estimates, including the expected interest thereon.

Other than the aforementioned commitments, we had no other material contractual obligations as of December 31, 2013.

Off-Balance Sheet Arrangements

Upon the initial funding of loans, we typically establish a reserve for future interest payments which is deposited into a controlled disbursement account in the name of the borrower for our benefit. These accounts, which are held in the name of the borrowers, are not included in our consolidated balance sheets. However, as of December 31, 2013, there were no such amounts outstanding and we did not have any other off-balance sheet arrangements.

Critical Accounting Policies

Our financial statements and accompanying notes are prepared in accordance with GAAP. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. Critical accounting policies for us include revenue recognition, valuation of loans and REO assets, contingencies, accretion of income for loans purchased at discount, income taxes, and stock-based compensation. Our accounting policies with respect to these and other items, as well as new accounting pronouncements, is presented below and in Note 2 of the accompanying consolidated financial statements.

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

Revenue Recognition

Operating Property Revenue

Revenues for the hospitality and entertainment operations include hotel, spa, golf and related food and beverage operations. Hotel, spa and golf revenues are recognized as services are provided. Food and beverage revenue is derived from the sale of prepared food and beverage and select retail items and is recognized at the time of sale. Revenue derived from gift card sales is recognized at the time the gift card is redeemed. Until the redemption of gift cards occurs, the outstanding balances on such cards are included in accrued expenses in the accompanying consolidated balance sheets.

Rental income arising from operating leases is recognized on a straight-line basis over the life of the lease.

Investment Income
During the year ended December 31, 2013, we entered into a limited liability agreement to form a joint venture with unrelated parties for the purpose of acquiring a multi-family portfolio comprised of 14 apartment communities across six states, which is being managed by a third party, national firm, specializing in multi-family assets. Under the terms of the joint venture agreement, were entitled to, among other things, a 15% annualized return on our preferred equity investment. In additions, we were further entitled to an exit fee equal to the greater of 4% of our original investment or 1.5% of the fair market value of the portfolio assets of the joint venture at the two year preferred equity redemption date. At the date of execution of the agreement, we estimated that the fair market value of the underlying assets at the redemption date and computed the exit fee using an applicable discount rate.

As a result of the passive nature of this investment by us, the mandatory redemption feature of the investment, the defined preferred return, and other repayment and security features of the investment, the investment was accounted for as a debt security investment held to maturity, whereby we were recording the 15% annual preferred return over the term of the investment period using the effective interest method. The exit fee was recorded as a derivative investment receivable in our consolidated balance sheet and the offsetting amount was treated as a discount on the investment which was being amortized as an adjustment to investment income over the term of the investment using the effective interest method. Similarly, the deferred origination fees, net of direct costs was being amortized over the term of the investment using the effective interest method as an adjustment to yield. In addition, we recognized a gain upon disposition of the investment in the fourth quarter of 2013, which is included in investment and other interest income in the accompanying consolidated statement of operations.

Mortgage Loan Income

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

Gain (Loss) on Sale of Real Estate Assets

Gains from sales of real estate related assets are recognized in full in accordance with applicable accounting standards only when all of the following conditions are met: 1) the sale is consummated, 2) the buyer has demonstrated a commitment to pay and the collectability of the sales price is reasonably assured, 3) if financed, the receivable from the buyer is collateralized by the property and is subject to subordination only by an existing first mortgage and other liens on the property, and 4) the seller has transferred the usual risks and rewards of ownership to the buyer, and is not obligated to perform significant activities after the sale. If a sale of real estate does not meet the foregoing criteria, any potential gain relating to the sale is deferred until such time that the criteria is met.

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

The accounting guidance establishes a fair value hierarchy that prioritizes the inputs into valuation techniques used to measure fair value. The three levels of the fair value hierarchy under this accounting guidance are as follows:

Level 1-	Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that we have the ability to access at the measurement date;

Level 2-
Valuations based on quoted market prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active or models for which all significant inputs are observable in the market either directly or indirectly; and

Level 3-	Valuations based on models that use inputs that are unobservable in the market and significant to the fair value measurement.

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

In connection with our assessment of fair value, we may utilize the services of one or more independent third-party valuation firms to provide a range of values for selected properties. With respect to valuations received from third-party valuation firms, one of four valuation approaches, or a combination of such approaches, is used in determining the fair value of the underlying collateral of each loan: the development approach, the income capitalization approach, the sales comparison approach and the cost approach. The valuation approach taken depends on several factors including the type of property, the current status of entitlements and level of development (horizontal or vertical improvements) of the respective project, the likelihood of a bulk sale as opposed to individual unit sales, whether the property is currently or nearly ready to produce income, the current sales price of property in relation to cost of development and the availability and reliability of market participant data. In a declining market, except in limited circumstances, the valuation approach taken has shifted from primarily a development approach to a comparable sales approach.

In subsequent periods, we may obtain a letter from the third-party valuation firms to determine whether there is a material diminution in the fair value indications from the previously reported values. In the absence of updated third party valuations, we review and update valuation assumptions and perform other in-house analysis using available market participant data to determine fair value at the reporting date.

When a third party valuation is obtained, we generally select a fair value within a determinable range as provided by the valuation firm, unless we or the borrower have received a bona fide written third-party offer on a specific loan or underlying collateral. In determining a single best estimate of value from the range provided, we consider the macro and micro economic data provided by the third-party valuation specialists, supplemented by management’s knowledge of the specific property condition and development status, borrower status, level of interest by market participants, local economic conditions, and related factors. See Note 6 for further discussion regarding selection of values within a range.

As an alternative to the third-party valuations obtained, we will utilize bona fide written third-party offer amounts received, executed purchase and sale agreements, internally prepared discounted cash flow analysis, or internally prepared market comparable assessments, whichever may be determined to be most relevant.

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

The loans we sell generally are non-performing and therefore have no cash flows from interest income or anticipated principal payments benefiting the holder of such assets. As a result, in most cases, a buyer is generally interested in the underlying real estate collateral. Accordingly, we consider the criteria applied to our sales of real estate assets, as described above, in recording the sale of loans. In addition, we also consider the applicable accounting guidance for derecognition of financial assets in connection with our loan sales. Since we do not retain servicing rights, nor do we have any rights or obligations to repurchase such loans, derecognition of such assets upon sale is appropriate.

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

Operating Properties Acquired Through Foreclosure

Operating properties acquired through foreclosure consist of certain operating assets acquired through foreclosure that the Company has elected to hold for on-going operations. At December 31, 2013, operating properties consisted of a two operating hotels and spa located in Sedona, Arizona, an 18-hole golf course and clubhouse in Bullhead City, Arizona, and a partially leased medical office building located in Houston, Texas.

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

As a result of the economic decline and market disruptions in starting in late 2008 and through much of 2011, there were severe restrictions on the availability of financing in general. While we have been able to meet all of our liquidity needs to date, there remains concerns about the availability of financing generally, and specifically about the availability of permanent take-out financing for our borrowers. The decline of the economy and real estate and credit markets during these periods resulted in the default of substantially all of our legacy loan portfolio and the subsequent foreclosure and acquisition of the underlying collateral. We have proactively pursued enforcement against our borrowers and guarantors leading to foreclosure of loans in default to allow us to dispose of REO assets, which in most cases are non-income producing assets. While have sold a portion of such legacy REO assets to date, and we intend to continue to dispose of a majority of remaining real estate assets over the next 12 to 24 months, the timing and amount received from the ultimate disposition of those assets cannot be determined with certainty until a longer term recovery is sustained and real estate prices stabilize.

Our assets consist primarily of short to intermediate-term commercial mortgages, operating properties acquired through foreclosure, real estate held for development or sale, other receivables and cash, cash equivalents and restricted cash. As of December 31, 2013, our loan portfolio consisted of 7 first mortgage loans with a carrying value of $12.5 million. In comparison, as of December 31, 2012, our loan portfolio consisted of 9 first mortgage loans with a carrying value of $73.3 million. The principal balance on our aggregate investment in mortgage loans was $30.2 million and $124.0 million at December 31, 2013 and 2012, respectively (before the $18.2 million and $51.6 million valuation allowance, respectively). Our loans historically have had original maturities between six and 18 months. At December 31, 2013, the weighted average remaining scheduled term of our outstanding loans was 5.4 months (excluding loans past their scheduled maturity at December 31, 2013), with 42.9% of the loans at fixed interest rates and 57.1% of our loans at variable interest rates. However, it is management’s intention to actively market and sell such loans or foreclose on or otherwise dispose of the underlying collateral. At December 31, 2013, the weighted average rate on our fixed rate portfolio was 12.2% per annum and was 12.0% per annum on our variable rate portfolio tied to the Prime interest rate. The weighted average interest rate on all of our loans was 12.1% per annum at December 31, 2013.

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

At December 31, 2013, 57.1% of our portfolio consisted of variable rate loans with a weighted average interest rate of 12.0% per annum, all of which are indexed to the Prime rate. Each outstanding variable rate loan had an interest rate floor and no interest rate ceiling. Accordingly, if the Prime rate was to increase during the life of these loans, and the loans were performing, interest rates on all of these loans would adjust upward. Conversely, if the Prime rate were to decrease, the interest rate on any particular loan would not decline below the applicable floor rate, which is typically the original interest rate at the time of origination.

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

Historically, due to the short-term maturities of our loans and the existence of interest rate floors on our variable rate loans, market fluctuations in interest rates generally had not affected the fair value of our loans. However, given the significant decline in the fair value of the underlying real estate collateral securing our loans and the lack of available permanent take-out financing, we have experienced a significant increase in loans in default and loans placed in non-accrual status that has adversely affected our operating results and is expected to continue to do so in the future. At December 31, 2013 and 2012, the percentage of our loan principal in default and non-accrual status was 81.4% and 95.9%, respectively.

Significant and sustained changes in interest rates could also affect our operating results. A significant increase in market interest rates could result in a slowdown in real estate development activity, which could reduce the demand for our real estate loans and the collateral securing the loans. Due to the complex relationship between interest rates, real estate investment and refinancing possibilities, we are not able to quantify the potential impact on our operating results of a material change in our operating environment other than interest rates. However, assuming our December 31, 2013 portfolio remained unchanged for one year, a 100 basis point increase or decrease in the Prime rate would cause our portfolio yield to remain unchanged at 12.1% per annum. The result is due to the interest rate floor contained in our variable rate loans and current Prime rate, and the few remaining loans outstanding. The following table presents the impact on annual interest income, assuming all loans were performing (however, substantially all of ours loans are in non-accrual status), based on changes in the Prime rate:

	December 31, 2013 Portfolio Information (dollars in thousands)
	Fixed Rate	Variable Rate	Total
Outstanding Balance	$13,188	$17,561	$30,749
Current Weighted Average Yield	12.22%	12.00%	12.09%
Annualized Interest Income	$1,611	$2,107	$3,718

	Change in Annual Interest Income			Pro-forma Yield	Change In Yield
	Fixed Rate	Variable Rate	Total
Increase in Prime Rate:
0.5% or 50 basis points	$—	$—	$—	12.09%	3.13%
1.0% or 100 basis points	$—	$—	$—	12.09%	3.13%
2.0% or 200 basis points	$—	$—	$—	12.09%	3.13%

Decrease in Prime Rate:
0.5% or 50 basis points	$—	$—	$—	12.09%	3.13%
1.0% or 100 basis points	$—	$—	$—	12.09%	3.13%
2.0% or 200 basis points	$—	$—	$—	12.09%	3.13%

As of December 31, 2013, 81.4% of the principal balance of our loans is in non-accrual status. As such, the change in interest income reflected in the foregoing table, although negligible, would be unlikely to be realized upon a change in interest rates.

The following tables contain information about our mortgage loan principal and interest balances as of December 31, 2013, presented separately for fixed and variable rates and the calendar quarters in which such mortgage investments mature.

	Matured	Q1 2014	Q3 2014	Total
	(in thousands)
Loan Rates:
Variable	$17,561	$—	$—	$17,561
Fixed	7,476	1,164	4,548	13,188
Principal outstanding	$25,037	$1,164	$4,548	30,749
Less: Valuation Allowance				(18,208)
Net Carrying Value				$12,541

As of December 31, 2013, we had cash and cash equivalents totaling $7.9 million and restricted cash of $5.8 million (collectively, 5.8% of total assets), respectively, all of which were held in bank accounts or highly liquid money market accounts or short-term certificates of deposit. We have historically targeted between 3% and 5% of the principal balance of our outstanding portfolio loans to be held in such accounts as a working capital reserve. However, our actual deployment in the future may vary depending on a variety of factors, including the timing and amount of debt or capital raised and the timing and amount of investments made. We believe that these financial assets do not give rise to significant interest rate risk due to their short-term nature.

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

Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report (the "Evaluation Date"). Based on this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective to ensure that the information relating to IMH required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to IMH's management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

IMH's management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), assessed the effectiveness of IMH's internal control over financial reporting as of December 31, 2013, utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (1992). Based on the assessment by IMH's management, we determined that IMH's internal control over financial reporting was effective as of December 31, 2013.

This report does not include an attestation report of IMH’s independent registered public accounting firm regarding internal control over financial reporting since the Company is a smaller reporting company under the rules of the SEC.

Changes in Internal Control Over Financial Reporting

As the Company has continued its ongoing enforcement efforts and related foreclosure and similar asset realization activities on its portfolio of legacy assets, the Company’s business has transformed from its historical core lending platform to a diversified corporation engaged in various real estate activities. This transformation has resulted from the Company acquiring numerous operating and non-operating assets in multiple industry segments. As the diversity of our operations has expanded, so too have the requirements to continually refine our segment reporting, both on a current and a historical basis. During 2013, the Company undertook an initiative to implement new enterprise software to provide management with greater visibility and flexibility over financial reporting at a more granular level, and to isolate activity on a more dynamic level, thus providing refined financial information to management to more effectively operate the Company’s diverse activities. As a result of this software implementation, we modified certain accounting and reporting processes to accommodate such reporting which we believe have enhanced the security and timeliness of our financial reporting. In addition, the implementation resulted in various reclassifications and restatements of multiple financial reporting line items to properly report on these new segments, although these restatements and reclassifications did not result in material changes to our overall consolidated financial statement presentation. Management will continue to review and refine its processes and internal control over financial reporting to meet the needs of our management and to ensure the accuracy and completeness of our financial reporting in accordance with Generally Accepted Accounting Principles.

The following significant changes were made to our internal controls over financial reporting during the fourth quarter of 2013:

•	Implemented or enhanced various oversight, review and approval controls by management to ensure accurate and timely reporting over existing and new operating properties acquired through foreclosure;

•	Established individual property level financial reporting, as well as consolidating and consolidated reporting;

•	Automated the approval process for Company disbursements to reduce the possibility of misappropriation of assets.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our most recently completed fiscal quarter. Based on that evaluation, our principal executive officer and principal financial officer concluded that, aside from the items described above, there has not been any change in our internal control over financial reporting during the quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

OUR DIRECTORS, OFFICERS AND KEY EMPLOYEES

Each person who served as one of our directors or executive officers in 2013 is listed below. Each of our directors is serving a term until our next annual meeting of stockholders or until his successor is duly elected and qualified or until his earlier resignation or removal.

Name	Age	Title
William Meris	48	President, Director, Chief Executive Officer
Steven Darak	66	Chief Financial Officer, Director and Treasurer

The following sets forth biographical information concerning our directors and executive officers.

William Meris: President, Chief Executive Officer and Chairman

Mr. Meris, 48, has served as our President and as a member of our board of directors since our inception in 2003. Effective June 7, 2011, Mr. Meris was named the Chief Executive Officer of IMH. Mr. Meris is one of the original architects of our structure and oversees the relationships with broker-dealers and major investors. Mr. Meris also serves on the Investment Committee. Prior to 2003, Mr. Meris opened and operated three branches of Pacific Coast Mortgage from 2002 to 2003, a residential mortgage company. Prior to that, from 1996 to 2001, Mr. Meris managed private equity funds. During that time, Mr. Meris served as chairman of the board and president of several small growth companies, both privately held and publicly-traded on Nasdaq. Mr. Meris is a member of Leadership 100 and the Urban Land Institute. He has been a member of the Board of Managers for the Arizona Rattlers Football Team and works with other civic and charitable organizations. Mr. Meris holds a Bachelor of Science degree in Business Administration from Arizona State University.

Mr. Meris has been appointed to our board of directors based on the business leadership, corporate strategy, industry relationships and operating expertise he brings to the board of directors, including his extensive experience in building, managing and raising capital through an extensive network of financial advisors and other relationships.

Steven Darak: Chief Financial Officer and Director

Mr. Darak, 66, has been our Chief Financial Officer and Treasurer since the consummation of the Conversion Transactions in June 2010 and has been a director since April 6, 2011. Mr. Darak was the Chief Financial Officer of the Manager since 2005. Mr. Darak is responsible for all financial reporting and compliance for us and is a member of the Investment Committee. Mr. Darak is a senior finance and information technology executive with public company and private company experience. From 2003 to 2005, Mr. Darak was the Chief Financial Officer and Chief Information Officer for Childhelp USA, a non-profit organization. From 2002 to 2003, Mr. Darak was the Chief Executive Officer and co-owner of RFSC, Inc., a manufacturer of custom wood products. Prior to that, from 1994 to 2002, he was Senior Vice President and the Chief Financial Officer of DriveTime Corporation (formerly Ugly Duckling Corporation), at the time a publicly-held automobile finance and sales company with annual revenue in excess of $500 million. Mr. Darak’s experience includes three public stock offerings, nearly thirty securitization transactions, and development and deployment of executive reporting, data warehouse, consumer loan servicing and accounting systems. Mr. Darak’s career also includes serving as the Chief Executive Officer of a community bank from 1988 to 1989 and a consumer finance company from 1989 to 1994. Mr. Darak holds a Bachelor of Science degree in Business Administration from the University of Arizona. He served in the United States Air Force.

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

BOARD OF DIRECTORS

Directors

As discussed above, Mr. Meris has been one of our directors since consummation of the Conversion Transactions and was previously a director of the Manager. Mr. Darak was appointed as a director on April 6, 2011.  Neither Messrs. Meris nor Darak would be considered independent directors under SEC or applicable stock exchange rules. See the discussion under the heading “Executive Officers and Key Employees” for a background on Messrs. Meris and Darak.

As described below, in connection with the approval of the class action settlement, we intend to expand our board of directors from its current two members to seven members by approximately May 25, 2014, including at least four independent directors who we expect will be considered independent under applicable stock exchange and SEC rules. We have commenced the process of identifying possible board of director nominees.

Compensation of Directors

Directors who are also our employees, including our executive officers, do not receive compensation for serving on our board of directors. Our directors did not receive any retainer, meeting or other fees or compensation in the years ended December 31, 2013 or 2012 in connection with their service on our board of directors.

Upon expansion of our board of director membership, we intend to pay our non-employee directors an annual retainer of $50,000. At such time that an Audit Committee is created, the chairperson of our Audit Committee is expected to receive an additional annual retainer of $7,500. At such time that a Compensation Committee is created, the chairperson of the Compensation Committee is expected to receive an additional annual retainer of $5,000. In addition, if we complete an initial public offering, we also plan to grant each non-employee director restricted common stock awards under our 2010 Employee Stock Incentive Plan valued at approximately $40,000 based on the initial public offering price of our common stock. In addition, and subject to annual review, we currently plan on granting annual restricted stock awards valued at approximately $20,000 based on the closing price of our common stock on the grant date to each non-employee director for each year of service thereafter. We also expect to reimburse each of our non-employee directors for travel expense incurred in connection with his/her attendance at full board of directors and committee meetings.

CORPORATE GOVERNANCE

Corporate Governance Profile

We have historically structured our corporate governance in a manner we believe closely aligns our interests with those of our stockholders and we expect the anticipated expansion of our board of directors will further ensure this objective is met. Notable features of our proposed corporate governance structure include the following:

•
our board of directors is not expected to be staggered, with each of our directors subject to re-election annually. Each director shall hold office until his successor is duly elected and qualified or such director's earlier resignation or removal;

•	we anticipate that at least one of our directors will qualify as an “audit committee financial expert” as defined by the SEC; and

•	we do not have a stockholder rights plan.

Our business is managed by our management team, subject to the supervision and oversight of our board of directors, which has established investment policies for our management team to follow in its day-to-day management of our business. We expect our directors to stay informed about our business by attending meetings of our board of directors and its committees and through supplemental reports and communications. We expect that independent directors, when appointed, will meet regularly in executive sessions without the presence of our corporate officers or non-independent directors.

Requirements of the Class Action Settlement Final Order

As described in Item 3. Legal Proceedings, on or about November 25, 2013, we received final approval of the class action settlement by the Delaware Court of Chancery. The class action settlement contained a series of financial and non-financial elements, some of which pertain to our governance structure. The financial elements of the class action settlement are described elsewhere in this Annual Report on Form 10-K.
Under the terms of the class action settlement, the governance related provisions require the Company to 1) appoint at least two independent directors to our board of directors within six months of the later of (a) final approval of the class action settlement and, either (b) sufficient notice that the SEC investigation had been favorably resolved, and 2) establish a five person Investor Advisory Committee comprised of certain categories of our shareholders and broker-dealer relationships, which may be terminated upon appointment of a full seven member board of directors of which the majority of board members are considered independent directors.

Given that final approval of the class action settlement was received in late November 2013, we are required to appoint the two independent directors by approximately May 25, 2014. This will be done in conjunction with the overall expansion of our board of directors to seven members. In addition, we anticipate that the Investor Advisory Committee will not be required to be formed due to the anticipated expansion of our board to seven members by May 2014.

Committees of the Board

The governance related provisions of the class action settlement also require that our board of directors maintain two standing committees: the Audit Committee and the Compensation Committee. Each of the committees will consist of two to three directors. If we list on a national securities exchange, we expect that our board composition will evolve and conform to the rules of the applicable stock exchange and SEC rules and regulations. Although we intend to seek qualified independent directors to serve on these committees prior to listing on a national securities exchange, we are not required to and may not have any independent directors on these committees.

We anticipate that our board of directors will adopt a written charter for the Audit Committee, and the Compensation Committee, which will be available in print to any stockholder on request in writing to IMH Financial Corporation, 7001 N. Scottsdale Rd., Suite 2050, Scottsdale, Arizona 85253, and on our website at www.imhfc.com. Our board of directors may from time to time appoint other committees as circumstances warrant. Any new committees will have authority and responsibility as delegated by our board of directors.

Audit Committee

The Company does not currently have a separate Audit Committee, and our board of directors currently serves in this capacity. However, we expect to install a formal Audit Committee in conjunction with the expansion of our board of directors to seven members.We expect that our Audit Committee will consist of two members, each of whom we anticipate will satisfy the independence requirements of the applicable stock exchange rules and regulations and the SEC and will be “financially literate,” as the term is defined by the applicable stock exchange corporate governance and listing standards. Although we intend to seek qualified independent directors to serve on this committee prior to listing on a national securities exchange, we are not required to and may not have any independent directors on this committee. We expect that the chairperson will be an “audit committee financial expert” as such term is defined in Item 407(d)(5) of Regulation S-K promulgated by the SEC and the applicable stock exchange corporate governance listing standards.

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

Compensation Committee

The Company does not currently have a separate Compensation Committee, and our board of directors currently serves in this capacity. However, we expect to install a formal Compensation Committee in conjunction with the expansion of our board of directors to seven members. We expect to have a Compensation Committee that will consist of three members, two of which we anticipate will satisfy independence requirements of the SEC and applicable stock exchange rules. Although we intend to seek qualified independent directors to serve on this committee prior to listing on a national securities exchange, we are not required to and may not have any independent directors on this committee. The principal functions of our Compensation Committee will be to review the compensation payable to the directors, to oversee and determine the annual review of the compensation that we pay to our executive officers, to assist management in complying with our executive compensation disclosure requirements, to produce an annual report on executive compensation, and to administer our 2010 Employee Stock Incentive Plan and approve the grant of awards under that plan. Our Compensation Committee will have authority to determine the compensation payable to our directors and to grant awards under our 2010 Employee Stock Incentive Plan and solicit the recommendations of our executive officers and outside compensation consultants in evaluating the amount or form of such director compensation or awards. We anticipate that our Compensation Committee will have sole authority to retain a compensation consultant, to determine the fees for such consultant, and to recommend the amount and form of executive compensation based in part on a comparison to other specialty finance companies.

Compensation Committee Interlocks and Insider Participation

We anticipate that persons who will serve on our Compensation Committee may include current or former officers or employees prior to listing on a national securities exchange. We also do not believe that any of our executive officers have served as members of the compensation committee of any other entity that had one or more executive officers who served on our board of directors or our Compensation Committee. As a result, we expect that there will be no initial compensation committee interlocks in the initial Compensation Committee, but there may be insider participation in compensation decisions that are required to be reported under the rules and regulations of the Exchange Act.

Nominating and Corporate Governance Committee

We expect our Nominating and Corporate Governance function will be administered by the Board of Directors, if needed, and will consist of three members each of whom we expect will satisfy the independence requirements of the applicable stock exchange and the SEC. Although we intend to seek qualified independent directors to serve on this committee prior to listing on a national securities exchange, we are not required to and may not have any independent directors on this committee. Our Nominating and Corporate Governance Committee will recommend to our board of directors future nominees for election as directors and consider potential nominees brought to its attention by any of our directors or officers. We anticipate that the committee will not establish a specific set of minimum qualifications that must be met by director candidates, but in making recommendations will consider candidates based on their backgrounds, skills, expertise, accessibility and availability to serve effectively on our board of directors. Our Nominating and Corporate Governance Committee will also be responsible for evaluating director candidates proposed by stockholders on the same basis that it evaluates other director candidates.

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

Board Leadership Structure

Mr. Meris is the Chairman of the Board, as well as our Chief Executive Officer. The roles of Chairman of the Board and Chief Executive Officer are separate, but we believe Mr. Meris is best suited to focus on our business strategy, operations and corporate vision in his capacity as our Chief Executive Officer, while simultaneously directing the functions of our board of directors in his capacity as Chairman. Upon completion of the expansion of our board of directors to seven members, we expect that our board of directors will consist of a majority of independent directors as defined by the applicable stock exchange and the SEC, and each of the committees of our board of directors will include independent directors.

Risk Oversight

Currently, we have two directors, each of which is an executive officer of us, who provide risk oversight, with assistance from our legal teams and consultants. While our management team is responsible for assessing and managing the risks we face, we expect our board of directors to take an active role, as a whole and also at the committee level, in overseeing the material risks we face, including operational, financial, legal and regulatory and strategic and reputational risks. We believe that risks are considered in virtually every business decision and as part of our overall business strategy. We expect our board committees to regularly engage in risk assessment and management as a part of their regular function. The duties of our Audit Committee will include discussing with management the major financial risk exposures we face and the steps management has taken to monitor and control such exposures. Our Compensation Committee will be responsible for overseeing the management of risks relating to our executive compensation plans and arrangements. While each committee will be responsible for evaluating certain risks and overseeing the management of such risks, we expect our entire board of directors to be regularly informed through committee reports about such risks.

Currently, the board of directors regularly engages in discussion of financial, legal, regulatory, economic and other risks. Because overseeing risk is an ongoing process that is inherent in our strategic decisions, we expect our board of directors to discuss risk throughout the year at other meetings in relation to specific proposed actions. Additionally, our board of directors exercises its risk oversight function in approving the annual budget and quarterly updates and in reviewing and approving our long-range strategic and financial plans with management. We believe the current and anticipated leadership structure of our board of directors supports effective risk management and oversight.

Corporate Governance Standards

We are committed to establishing and maintaining corporate governance practices which reflect high standards of ethics and integrity. Our board of directors will adopt the corporate governance standards to assist the company with exercising its responsibility. When completed, our Corporate Governance Guidelines will be available on our website located at http://www.imhfc.com. It will also be available in print by writing to IMH Financial Corporation, Attn: Investor Relations, 7001 N. Scottsdale Rd., Suite 2050, Scottsdale, Arizona 85253. Any modifications to the Corporate Governance Guidelines will be reflected on our website.

We anticipate that our board of directors will be comprised of a majority of directors we consider independent under applicable stock exchange rules. For example, in order for a director to be considered “independent” under NYSE rules, our board of directors must affirmatively determine that the director satisfies the criteria for independence established by the NYSE. Although we intend to seek qualified independent directors to serve on this committee prior to listing on a national securities exchange, we are not required to and may not have any independent directors on this committee.

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

Currently, our board of directors acts in the capacity of our Audit Committee. Our Audit Committee will establish procedures for employees, stockholders, and others to report openly, confidentially, or anonymously any concerns regarding our compliance with legal and regulatory requirements or concerns regarding our accounting, internal accounting controls or auditing matters. Reports may be made orally or in writing to the chairperson of our Audit Committee or directly to management by contacting us in writing or in person at 7001 N. Scottsdale Rd., Suite 2050, Scottsdale, Arizona 85253, or by telephone at (480) 840-8400.

Director Attendance at Annual Meeting

We do not currently have a formal attendance policy, but expect all of our directors to attend our annual meetings.

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

Based solely on a review of SEC filings and other procedures performed as deemed necessary, we believe that all Reporting Persons complied with these requirements during our 2013 fiscal year.

ITEM 11.	EXECUTIVE COMPENSATION.

Compensation Discussion and Analysis

Overview

Applicable SEC rules require us to include a narrative discussion of the compensation awarded to, earned by, or paid to our principal executive officer, principal financial officer and certain other highly compensated executive officers in prior years, and to also include disclosure in tabular format quantifying specific elements of compensation for these executive officers, who we refer to as our named executive officers. We did not have any executive officers or employees prior to the June 18, 2010 date of the Conversion Transactions, but have included compensation information for executive officers of the Manager prior to the consummation of the Conversion Transactions. As a result of the Conversion Transactions and the internalization of the Manager, these individuals became our executive officers. The following are the names and titles of the individuals considered to be our named executive officers for the year ended December 31, 2013:

•	William Meris, Chief Executive Officer (effective June 7, 2011), President and Chairman of the Board of Directors; and

•	Steven Darak, Chief Financial Officer and Director.

This Compensation Discussion and Analysis is organized into two principal sections. The first section contains a discussion of certain new compensation programs that we either have established or expect to establish for our named executive officers. The second section describes the compensation programs in effect for our named executive officers during the year ended December 31, 2013.

Our Intended Compensation Programs

After consummation of the Conversion Transactions and the internalization of the Manager, the executive officers of the Manager (including our named executive officers) became our executive officers and are now compensated directly by us. Following the consummation of the Conversion Transactions, we have continued to pay our named executive officers at the same base salary levels as in effect before the Conversion Transactions. In conjunction with the expansion of board of directors to seven members as previously described, we anticipate appointing three members to our Compensation Committee who will each satisfy the independence requirements of the applicable stock exchange and SEC rules. The independent members of our Compensation Committee would then be responsible for developing an appropriate executive compensation program for us in connection with our transition to becoming a publicly traded corporation. Although we intend to seek independent qualified directors to serve on this committee prior to listing on a national securities exchange, we are not required to and may not have any independent directors on this committee prior to such listing. Messrs. Meris and Darak will not be members of our Compensation Committee after listing on a national securities exchange and possibly upon expansion of our board of directors to seven members. In his roles as our Chief Executive Officer and President, respectively, Mr. Meris will be expected to make recommendations to our Compensation Committee regarding the compensation of our other executive officers and general competitive market data, but will not participate in any Compensation Committee discussions relating to the final determination of his own compensation.

Restrictions on Shares of Class B-4 Common Stock

Mr. Meris received shares of Class B-4 common stock in exchange for his ownership interests in the Manager and Holdings, which are subject to additional four-year restrictions on transfer that expire on June 18, 2014. The transfer restrictions will terminate earlier if, any time after five months from the first day of trading on a national securities exchange, either our market capitalization (based on the closing price of our common stock) or our book value will have exceeded approximately $730.4 million (subject to upward adjustment by the amount of any net proceeds from new capital raised in an initial public offering or otherwise, and to downward adjustment by the amount of any dividends or distributions paid on our securities after June 18, 2010). As of September 30, 2008, the quarter end immediately prior to the suspension of redemptions, approximately $730.4 million was the net capital of the Fund. The additional transfer restrictions will also terminate if the restrictions on the Class B common stock are eliminated as a result of a change of control under our certificate of incorporation, or if after entering into an employment agreement approved by our Compensation Committee, the holder’s employment is terminated without cause as defined in his employment agreement. Unless we have both (i) raised aggregate net proceeds in excess of $50 million in one or more transactions through the issuance of new equity securities, new indebtedness with a maturity of no less than one year, or any combination thereof, and (ii) completed a listing on a national securities exchange, then (a) in the event of our liquidation, no portion of the proceeds from the liquidation will be payable to the shares of Class B-4 common stock until such proceeds exceed approximately $730.4 million and (b) no dividends or other distributions will be paid to holders of the Series B-4 common stock, but such dividends will accrue and become payable when such conditions have been satisfied. Under the terms of the Conversion Plan pursuant to which Class B-4 shares were issued to Mr. Meris, he is prohibited from competing with our business under certain circumstances. The Conversion Plan provides that, for 18 months after the date of the consummation of an initial public offering, Mr. Meris will not, subject to certain exceptions, compete with our business or solicit for employment or encourage to leave their employment, any of our employees. These restrictions may be in addition to any non-competition and non-solicitation restrictions contained in any new employment agreement for Mr. Meris.

Other Restrictions on Shares of Class B Common Stock

The class action settlement requires additional restrictions on the sale our stock by our executive officers, Messrs. Meris and Darak. Messrs. Meris and Darak have agreed to enter into an agreement with us by which, if either executive officer separates from us without cause and seeks to have restrictions on the sale of his Class B stock lifted in order to sell or transfer that stock, the determination as to whether the separation is in fact a termination and not a resignation, and whether that termination was without cause, is to be made by the independent directors on our board of directors, or if no independent directors exist, by an independent, nationally recognized employment consultant or law firm.

Moreover, they have agreed that following an IPO, the restrictions on the Class B-4 stock owned by such individuals shall not be lifted until after the initial expiration of the restrictions on the Class B common stock as set forth in our certificate of incorporation. Finally, we have agreed not to redeem any stock owned by Messrs. Meris and Darak while the shareholder notes issued in connection with the Exchange Offering remain outstanding.

Executive Employment Agreements

A condition to closing and funding of the NW Capital loan was that each of Messrs. Meris and Darak enter into employment agreements with us effective upon the funding and closing of the NW Capital loan. We entered into employment agreements with Messrs. Meris and Darak during the year ended December 31, 2011. The terms of the employment agreements were determined by our board of directors, which acts in the capacity of our Compensation Committee, and our board of directors was responsible for approving these employment agreements and/or any other agreements for key personnel and consultants, which were also subject to approval by NW Capital. These agreement established each executive officer’s annual base salary, short-term incentive compensation opportunity, severance benefits and the other terms and conditions of the executive officer’s employment by us.

Terms of Meris Employment Agreement.

The employment contract has a three-year term and is automatically renewable for successive one-year terms unless given 90 days' notice. The annual base salary is $0.6 million for his role as our Chief Executive Officer and President, plus annual cash target bonus equal to 100% of Mr. Meris’ base salary based on the attainment of certain specified goals. No bonus was accrued or paid to Mr. Meris under this provision during the years ended December 31, 2013, 2012 or 2011 since specified goals were never formally established. Other equity and compensation benefits under Mr. Meris’ employment agreement include (i) a grant of 150,000 options to purchase shares of our common stock within 10 years of the grant date at an exercise price per share equal to $9.58, the conversion price of the NW Capital convertible loan, with vesting to occur in equal monthly installments over a 36 month period. Mr. Meris was granted 150,000 stock options on July 1, 2011. In connection with non-renewal of his agreement, certain terminations without cause and disability, Mr. Meris will be entitled to (1) a lump sum payment of up to two times the sum of his covered average annual compensation for the most recent three years (depending on the reason for non-renewal), and (2) acceleration of vesting of then-outstanding unvested equity awards. Such awards will also vest upon Mr. Meris’ death. See

“Employment, Change in Control and Severance Agreements” below for a more detailed description of the terms of Mr. Meris’ employment agreement. The employment agreement also contains certain non-competition, non-solicitation, confidentiality and non-disparagement provisions.

Terms of Darak Employment Agreement.

The employment contract has a two-year term which is automatically renewable for successive one-year terms unless given at least 90 days' notice. The annual base salary is $0.3 million in his capacity as our Chief Financial Officer, plus an annual cash target bonus equal to 100% of his base salary based on the attainment of certain specified goals and objectives, of which $0.1 million was guaranteed for the year ended December 31, 2011, which was paid. Other equity and compensation benefits under Mr. Darak’s employment agreement include (i) a grant of 60,000 options to purchase shares of our common stock within 10 years of the grant date at an exercise price per share equal to $9.58, the conversion price of the NW Capital convertible loan, with vesting to occur in equal monthly installments over a 36 month period. Mr. Darak was granted 60,000 stock options on July 1, 2011. In connection with non-renewal of his agreement, termination without cause or disability, Mr. Darak will be entitled to (1) a lump sum payment of up to two times the sum of his covered average annual compensation for the most recent three years (depending on the reason for non-renewal), and (2) acceleration of vesting of then-outstanding unvested equity awards would become fully vested. Such awards will also vest upon Mr. Darak’s death. See “Employment, Change in Control and Severance Agreements” below for a more detailed description of the terms of Mr. Darak’s employment agreement. The employment agreement also contains certain non-competition, non-solicitation, confidentiality and non-disparagement provisions.

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

2010 Employee Stock Incentive Plan

In connection with the Conversion Transactions, our stockholders approved the adoption of our 2010 Employee Stock Incentive Plan (the "2010 Plan"). The 2010 Plan permits us to grant stock options, stock appreciation rights, restricted stock, stock bonuses and other forms of awards granted or denominated in our common stock or units representing the right to receive our common stock, as well as cash bonus awards. We believe that any incentives and stock-based awards granted under our 2010 Plan will help focus our executive officers and other employees on the objective of creating stockholder value and promoting our success, and that incentive compensation plans like the 2010 Plan are an important attraction, retention and motivation tool for participants in the plan that will encourage participants to maintain their employment with us for an extended period of time. We also believe that the equity-based awards available under our 2010 Plan will help align the interests of award recipients with the interests of our stockholders. The Company granted 40,000. 5,000 and 800,000 stock options under our 2010 Plan during the years ended December 31, 2013, 2012 and 2011, respectively. The amount, structure and vesting requirements applicable to awards granted under our 2010 Plan were determined by our board of directors.

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

Discussion and Analysis of Compensation Program in Effect During the Year Ended December 31, 2013

 The Role of the Board of Directors and Executive Officers in Setting Compensation

Our executive compensation program and the amounts payable to our named executive officers are determined by our board of directors. Mr. Meris was on our board of directors throughout 2011, 2012 and 2013. Effective April 6, 2011, Mr. Darak was elected a director. During the year ended December 31, 2013, our board did not contain any compensation, audit or other committees. As discussed above, in connection with the expansion of our board of directors to seven members, we anticipate having a Compensation Committee which we anticipate will be composed of members who satisfy the independence requirements of an applicable national stock exchange and the SEC.

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

Elements of the 2013 Executive Compensation Program

The principal components of compensation for our named executive officers in the year ended December 31, 2013 were base salary and an incentive compensation opportunity comprised of short-term cash incentives. Our named executive officers are also eligible to participate in broad-based benefit plans that are generally available to all of our employees, including our 401(k) plan. We do not maintain any defined-benefit pension plans or other supplemental executive retirement plans for our named executive officers, and our named executive officers have been entitled to only limited perquisites.

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

At the beginning of the year ended December 31, 2010, the base salaries for Messrs. Meris and Darak were set at $420,000, and $300,000, respectively. These were generally the same base salary levels that were in effect at the end of 2008 (although Mr. Darak’s salary reflects a $60,000 raise from his 2008 level), and reflect an increase to the reduced base salary levels that were implemented during the year ended December 31, 2009 as a result of the reduced revenue and liquidity then available to the Manager. No named executive officer received any additional base salary increase during the year ended December 31, 2010, as we determined to continue paying each executive the same base salary paid by the Manager following the consummation of the Conversion Transactions. For the year ended December 31, 2013, the named executives received the base salary outlined in their respective employment contracts, with Mr. Meris receiving a base salary of $618,000 and Mr. Darak receiving a base salary of $319,300. See “Employment, Change in Control and Severance Agreements” below for additional details.

Short-Term Cash Incentive Opportunity

Cash incentive payments are a compensation element that is at risk and are designed to recognize and reward our named executive officers with cash payments based on performance. Prior to the execution of employment agreements with Messrs. Meris and Darak, cash incentive payments were not made pursuant to or evaluated against any plan or criteria. Instead, the board of directors (which consisted of Messrs. Meris and Darak) had the discretion to award bonuses to our executives as determined to be appropriate. Factors taken into account when deciding whether to pay bonuses to our executives, and the amount of any such bonuses, have included financial performance for the year, each individual’s performance for the year, available cash and the amounts of compensation previously paid to each individual.

With the execution of the employment agreements with Messrs. Meris and Darak in April 2011, cash incentive payments were established to be based on and evaluated against performance criteria with respect to our operations. Although such performance criteria was not defined within the employment agreements or subsequently defined by the board of directors, the board elected to abandon its exploratory business venture in Infinet as of December 31, 2011. Accordingly, Mr. Meris did not receive a cash bonus for the year ended December 31, 2011 under the terms of his employment agreement, nor for the years ended December 31, 2013 or 2012 because the board of directors determined that Mr. Meris was adequately compensated in light of market conditions, and because of the reduced revenue and available liquidity.

Pursuant to Mr. Darak’s employment agreement as previously described, Mr. Darak was entitled to an annual cash target bonus of $0.1 million based on the attainment of certain specified goals and objectives, which was guaranteed only for the year ended December 31, 2011. Although the performance goals were neither defined nor obtained, this bonus amount was accrued as of December 31, 2011 and paid in January 2012 due to the guaranteed nature of the bonus. Mr. Darak did not earn a bonus during the year ended December 31, 2012 or 2013.

Under the terms of the class action settlement, the Company agreed to not award stock options to Mr. Meris or Mr. Darak in 2013.

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

Summary Compensation Table

The following table sets forth certain information with respect to compensation paid by us to our named executive officers for service during the years ended December 31, 2013 and 2012 and 2011:

		Salary	Bonus		Option Awards	All Other Compensation		Total
Name and Principal Position	Year	($)	($)		($) (1)	($) (6)		($)

William Meris, President,	2013	618,000	—		—	23,936	(3)/(5)	641,936
Chairman, Chief Executive	2012	600,000	—		—	26,176	(3)/(5)	626,176
Officer	2011	520,269	—		370,500	19,350	(3)	910,119
Steven Darak, Chief	2013	319,300	—		—	8,808	(4)/(5)	328,108
Financial Officer	2012	310,000	—		—	10,026	(4)/(5)	320,026
	2011	265,571	100,000	(2)	148,200	12,223	(4)	525,994

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

(3)
Other compensation for Mr. Meris in includes: $7,760, $10,000, and $12,000 for company match on 401(K) program for 2013, 2012, and 2011, respectively and $15,000, $15,000 and $7,350 and for an automobile allowance for 2013, 2012, and 2011 respectively, in accordance with his employment agreement.

(4)	Other compensation includes company match on 401(K) program.

(5)
According to the terms of their employment agreements, both Mr. Meris and Mr. Darak are to receive supplemental disability and healthcare benefits. In 2013, Mr. Meris received supplemental benefits of $1,176 and Mr. Darak received supplement benefits of $1,071.

Outstanding Equity Awards as of Fiscal Year End

The following table provides certain information with respect to equity awards outstanding at December 31, 2013.

	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration
Name and Principal Position	(#)	(#)	($)	Date
William Meris, Chairman and CEO	120,833	29,167	$9.58	August 1, 2021
Steven Darak, CFO	48,333	11,667	$9.58	August 1, 2021

The options presented in the foregoing table were issued in July 2011 and vest on a monthly basis over a three–year period beginning in August 2011.

Other Tables Not Applicable

No equity awards were exercised during the year ended December 31, 2013. We have not provided the named executive officers with any defined-benefit pension benefits or benefits under any non-qualified deferred compensation plans.

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

In the event of the executive’s death or disability during the employment period, the Company shall, in addition to paying the termination compensation, take whatever action is reasonably necessary to cause all of the executive’s unvested equity-based awards that have been granted by the Company to become fully vested. In addition, if the executive becomes disabled and terminates employment during the employment period from the Company, the Company shall, (I) pay to the executive, in one lump sum, an amount equal to two times the executive’s covered average compensation (with “covered average compensation” defined as the average annual base salary plus annual bonus for the year in which the termination event occurs and the prior two years (with no duplication of benefits) (“severance payment”); (II) continue, without cost to the executive, COBRA benefits for up to eighteen 18 months following the date of termination, or until such earlier date as the executive obtains comparable benefits through other employment; and (III) reimburse the executive for certain costs of obtaining supplemental disability insurance coverage in similar amounts provided by the Company prior to termination.

In the event the Company gives the executive a non-renewal notice, in addition to paying the termination compensation, the Company shall (I) take whatever action is reasonably necessary to cause all of the executive’s unvested equity-based awards that have been granted by the Company to become fully vested; (II) pay to the executive, in one lump sum, an amount equal to one times the executive’s covered average compensation (with no duplication of benefits) (“severance payment”); (II) continue, without cost to the executive, COBRA benefits for up to eighteen 12 months following the date of termination, or until such earlier date as the executive obtains comparable benefits through other employment; and (III) reimburse the executive for certain costs of obtaining supplemental disability insurance coverage in similar amounts provided by the Company prior to termination.

During the employment period, in the event the Company (or any successor entity) terminates the executive’s employment without cause, or if the executive terminates his employment in a constructive termination without cause, the Company shall, in addition to paying the termination compensation, (I) take whatever action is reasonably necessary to cause all of the executive’s unvested equity-based awards that have been granted by the Company to become fully vested, (II) pay to the executive, in one lump sum, an amount equal to two times the executive’s covered average compensation (with no duplication of benefits) (“severance payment”); (III) continue, without cost to the executive, COBRA benefits for up to eighteen 18 months following the date of termination, or until such earlier date as the executive obtains comparable benefits through other employment; and (IV) reimburse the executive for certain costs of obtaining supplemental disability insurance coverage in similar amounts provided by the Company prior to termination.

The payment of any severance payment is conditioned upon the executive executing and not revoking a customary separation agreement, including customary restrictive covenants.

Director Compensation

During 2013, our board of directors consisted of Messrs. Meris, and Darak, neither of whom received retainer, meeting or other fees or compensation during the year ended December 31, 2013 in connection with their service on the board of directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

As of March 28, 2014, we had approximately 5,146 stockholders of record. The following table summarizes, as of March 28, 2014, the number of shares and percentage of shares of common stock beneficially owned by certain beneficial owners, and by each of our directors and named executive officers and all of our directors and executive officers as a group. In accordance with SEC rules, each listed person’s beneficial ownership includes all shares as to which the investor has or shares voting or dispositive control (such as in the capacity as a general partner of an investment fund) and all shares the investor has the right to acquire within 60 days (such as shares of restricted common stock that are currently vested or which are scheduled to vest within 60 days).

Security Ownership of Certain Beneficial Owners

The following table presents the direct and indirect beneficial ownership of NW Capital and its affiliates that represent greater than 5% of the related class of stock at December 31, 2013:

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

Name	Amount and Nature of Beneficial Ownership		Percent of Class
William Meris	368,861	(1)	2.2%
Steven T. Darak	92,042	(2)	*

All directors and executive officers as a group (2 persons)	460,903		2.7%

*Less than 1% of the number of shares of common stock outstanding

1.
Includes 805 shares of Class B-1 common stock, 805 shares of Class B-2 common stock, 1,613 shares of Class B-3 common stock and 236,471 shares of Class B-4 common stock. In addition, includes 129,167 options which are vested or scheduled to vest within 60 days that are exercisable into common stock upon exercise. The 236,471 shares of Class B-4 common stock held by Mr. Meris that are subject to restrictions on transfer that expire on the four-year anniversary of the consummation of the Conversion Transactions, subject to earlier termination in certain circumstances.

2.
Includes 40,375 shares of Class B-3 common stock, convertible into common stock. In addition, includes 51,667 options which are vested or scheduled to vest within 60 days that are exercisable into common stock upon exercise.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

In addition to the director and executive officer compensation arrangements discussed above under “Executive Compensation,” the following is a description of transactions since January 1, 2013, to which we have been a party in which the amount involved exceeded or will exceed $120,000 and in which any of our directors, executive officers, beneficial holders of more than 5% of our capital stock, or entities affiliated with them, had or will have a direct or indirect material interest.

Convertible Notes Payable with NW Capital

Under applicable accounting guidance, parties are considered related when one has the power—through ownership, contractual right, family relationship, or otherwise—to directly or indirectly control or significantly influence the other. Parties are also related when they are under the common control or significant influence of a third party. Under the terms of the NW Capital loan agreement, NW Capital has substantial approval rights over our operations. NW Capital or its affiliates, upon conversion of the loan to Series A preferred stock, which in turn is convertible into common stock, would beneficially own approximately 27.3% of our common stock. This ownership may increase further as a result of deferred interest on the notes or paid-in-kind dividends on the Series A preferred stock. In addition, if NW Capital converts the loan into Series A preferred stock, it will hold a majority of outstanding preferred stock and effectively have the ability to control the appointment of two directors to our board of directors. As a result, of its substantial beneficial equity interest in us, NW Capital has considerable influence over our corporate affairs and actions, and they are deemed to be a related party for reporting purposes.

On June 7, 2011, we entered into and closed funding of a $50.0 million senior secured convertible loan with NW Capital. The loan matures on June 6, 2016 and bears interest at a rate of 17% per year. The lender elected to defer all interest due through December 7, 2011 and 5% of the interest accrued from December 8, 2011 to December 31, 2011. Thereafter, the lender, at its sole option, may make an annual election to defer a portion of interest due representing 5% of the total accrued interest amount, with the balance 12% payable in cash. The lender made its election to defer the 5% portion for the years ended December 31, 2013 and 2012 and subsequent to year end, the lender also elected to defer for the year ending December 31, 2014. Deferred interest is capitalized and added to the outstanding loan balance on a quarterly basis. As of December 31, 2013 and 2012, deferred interest added to the principal balance of the convertible note totaled $10.4 million and $7.4 million, respectively. Interest is payable quarterly in arrears beginning on January 1, 2012, and thereafter each April, July, October and January during the term of the loan.

In addition, we are required to pay an exit fee (“Exit Fee”) at maturity equal to 15% of the then outstanding principal, unpaid accrued and deferred interest and other amounts owed under the loan agreement. The Exit Fee is considered fully earned under the terms of the loan agreement and has been recorded as a liability with an offsetting amount reflected as a discount to the convertible note payable. The Exit Fee and corresponding discount of $10.4 million was estimated assuming the lender elects its annual interest deferral option over the term of the loan. This amount is being amortized to interest expense over the term of the loan using the effective interest method. As of December 31, 2013 and 2012, the unamortized discount totaled approximately $5.4 million and $7.5 million, respectively. The amortized discount added to the principal balance of the convertible note during the years ended December 31, 2013 and 2012 totaled approximately $2.0 million and $2.0 million, respectively.

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

See "Note 8 – Debt, Notes Payable and Special Assessment Obligations" in the accompanying financial statements for additional information regarding this transaction.

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

During the years ended December 31, 2013, 2012 and 2011, NWRA earned base management fees of approximately $1.5 million, $1.5 million and $1.3 million, respectively, which is included in professional fees in the accompanying consolidated statement of operations. In addition, NWRA earned legacy asset fees totaling $0.3 million, $0.5 million and $0.2 million during the years ended December 31, 2013 and 2012, respectively, a portion of which is included as an offset in gain on disposal of assets and a portion which is included as an offset in recovery of credit losses in the accompanying consolidated statement of operations. Also, NWRA earned an origination fee of $0.4 million during the year ended December 31, 2013 which was included in the basis of the asset acquired.

Juniper Capital Partners, LLC

We entered into a consulting agreement with Juniper Capital Partners, LLC (“Juniper Capital”), an affiliate of NW Capital, dated June 7, 2011, pursuant to which we engaged Juniper Capital to perform a variety of consulting services to us. Juniper Capital’s services include assisting us with certain with strategic and business development matters, advising us with respect to the formation, structuring, business planning and capitalization of various special purpose entities, and advising us with respect to leveraging our relationships to access market opportunities, as well as strategic partnering opportunities. The initial term of the consulting agreement is four years and is automatically renewable for three more years unless terminated. The annual consulting fee expense under this agreement is $0.3 million. During the years ended December 31, 2013, 2012 and 2011, we incurred $0.3 million, $0.3 million and $0.2 million under this agreement, which is included in professional fees in the accompanying statement of operations.

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

All ongoing related party transactions are reviewed and approved annually by the board of directors. Except as set forth in the following sentence, there were no such transactions that fell within the criteria cited above during 2013. During 2013, 2012 and 2011, the transactions with NW Capital, NWRA and Juniper Capital described above were the only related party transactions identified that fell within the criteria cited above and these transactions were approved by our board of directors.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

We have appointed BDO USA, LLP as the independent registered public accountants to audit our consolidated financial statements for the fiscal year ended December 31, 2013. BDO USA, LLP has served as our independent registered public accounting firm since 2006.

Audit Fees.  Fees for audit services to BDO USA, LLP totaled approximately $1.0 million and $0.6 million for the years ended December 31, 2013 and 2012, respectively. Fees include those associated with annual audit services, the review of our quarterly reports on Form 10-Q, and assistance with and review of documents to be filed with the SEC.

Audit-Related Fees.  We neither incurred nor paid any fees for audit-related services to BDO USA LLP in 2013 or 2012.  Audit-related services principally include due diligence, consents and assistance with review of documents pertaining to acquisitions.

Tax Fees.  We neither incurred nor paid any fees for tax-related services to BDO USA, LLP in 2013 or 2012.

All Other Fees.  No other fees for any other services not included above were incurred in 2013 or 2012.

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

3.1	Certificate of Incorporation of IMH Financial Corporation (filed as Exhibit 3.2 to the Quarterly Report on Form 10-Q filed on August 23, 2010 and incorporated herein by reference).

3.1.1
Certificate of Correction of Certificate of Incorporation of IMH Financial Corporation (filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 and incorporated by reference).

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

10.9 (1)	Employment Separation and General Release Agreement with Shane Albers (filed as Exhibit 10.6 to Current Report on Form 8-K on April 26, 2011 and incorporated herein by reference).

10.10 (1)	Employment Agreement with William Meris (filed as Exhibit 10.7 to Current Report on Form 8-K on April 26, 2011 and incorporated herein by reference).

10.11 (1)		Employment Agreement with Steven Darak (filed as Exhibit 10.8 to Current Report on Form 8-K on April 26, 2011 and incorporated herein by reference).

10.12		Loan Agreement by and between IMH Financial Corporation and NWRA Ventures I, LLC (filed as Exhibit 10.1 to Current Report on Form 8-K on June 13, 2011 and incorporated herein by reference).

10.13		Promissory Note (filed as Exhibit 10.2 to Current Report on Form 8-K on June 13, 2011 and incorporated herein by reference).

10.14		Consulting Services Agreement with Juniper Capital Partners, LLC (filed as Exhibit 10.3 to Current Report on Form 8-K on June 13, 2011 and incorporated herein by reference).

10.15†††		Amended and Restated Sedona Agreement dated March 28, 2013 (filed as Exhibit 10.1 on Form 8-K on December 9, 2013 and incorporated by reference).

10.16		2010 IMH Financial Corporation Employee Stock Incentive Plan (filed as Exhibit 4.1 to Report on Form 8-K filed on June 23, 2010 and incorporated herein by reference).

21.1*		List of Subsidiaries.

23.2*		Consent of Independent Registered Public Accounting Firm.

24.1		Powers of Attorney (see signature page).

31.1*		Certification of Chief Executive Officer of IMH Financial Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*		Certification of Chief Financial Officer of IMH Financial Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

†††
Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission in accordance with a request for confidential treatment pursuant to the Securities Exchange Act of 1934, as amended. The omitted portions of the schedules and exhibits comprise a total of 58 pages. Note: Some of the exhibits to the original Sedona Agreement are in a format that would not convert to EDGAR format and have therefore been reformatted or re-typed by hand and may differ in appearance from the original. Any investor may obtain a copy of any such specified portions of the original version by written request to the Company’s Secretary.

	(1)	Management contract or compensation plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	March 28, 2014	IMH FINANCIAL CORPORATION

		By:	/s/ Steven Darak
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

Signature	Title	Date

/s/ William Meris	Chief Executive Officer, President and Director	March 28, 2014
William Meris	(Principal Executive Officer)

/s/ Steven Darak	Chief Financial Officer and Director (Principal	March 28, 2014
Steven Darak	Financial Officer and Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description of Document

2.1
Agreement and Plan of Conversion and Contribution dated May 10, 2010 by and among IMH Secured Loan Fund, LLC, Investors Mortgage Holdings Inc. and its stockholders, and IMH Holdings, LLC and its members (filed as Exhibit 2.1 to the Quarterly Report on Form 10-Q filed on August 23, 2010 and incorporated herein by reference).

3.1	Certificate of Incorporation of IMH Financial Corporation (filed as Exhibit 3.2 to the Quarterly Report on Form 10-Q filed on August 23, 2010 and incorporated herein by reference).

3.1.1
Certificate of Correction of Certificate of Incorporation of IMH Financial Corporation (filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 and incorporated by reference).

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

10.9 (1)	Employment Separation and General Release Agreement with Shane Albers (filed as Exhibit 10.6 to Current Report on Form 8-K on April 26, 2011 and incorporated herein by reference).

10.10 (1)	Employment Agreement with William Meris (filed as Exhibit 10.7 to Current Report on Form 8-K on April 26, 2011 and incorporated herein by reference).

10.11 (1)	Employment Agreement with Steven Darak (filed as Exhibit 10.8 to Current Report on Form 8-K on April 26, 2011 and incorporated herein by reference).

10.12	Loan Agreement by and between IMH Financial Corporation and NWRA Ventures I, LLC (filed as Exhibit 10.1 to Current Report on Form 8-K on June 13, 2011 and incorporated herein by reference).

10.13	Promissory Note (filed as Exhibit 10.2 to Current Report on Form 8-K on June 13, 2011 and incorporated herein by reference).

10.14	Consulting Services Agreement with Juniper Capital Partners, LLC (filed as Exhibit 10.3 to Current Report on Form 8-K on June 13, 2011 and incorporated herein by reference).

10.15†††	Amended and Restated Sedona Agreement dated March 28, 2013 (filed as Exhibit 10.1 on Form 8-K on December 9, 2013 and incorporated by reference).

10.16		2010 IMH Financial Corporation Employee Stock Incentive Plan (filed as Exhibit 4.1 to Report on Form 8-K filed on June 23, 2010 and incorporated herein by reference).

21.1*		List of Subsidiaries.

23.2*		Consent of Independent Registered Public Accounting Firm.

24.1		Powers of Attorney (see signature page).

31.1*		Certification of Chief Executive Officer of IMH Financial Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*		Certification of Chief Financial Officer of IMH Financial Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

†††
Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission in accordance with a request for confidential treatment pursuant to the Securities Exchange Act of 1934, as amended. The omitted portions of the schedules and exhibits comprise a total of 58 pages. Note: Some of the exhibits to the original Sedona Agreement are in a format that would not convert to EDGAR format and have therefore been reformatted or re-typed by hand and may differ in appearance from the original. Any investor may obtain a copy of any such specified portions of the original version by written request to the Company’s Secretary.

	(1)	Management contract or compensation plan.

IMH FINANCIAL CORPORATION

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
IMH Financial Corporation
Scottsdale, Arizona

We have audited the accompanying consolidated balance sheets of IMH Financial Corporation (the “Company”) as of December 31, 2013 and 2012 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule listed in the accompanying index. These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of IMH Financial Corporation at December 31, 2013 and 2012, and the results of its consolidated operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the 2012 and 2011 consolidated financial statements have been restated to correct misstatements related to the presentation of various balance sheet and cash flow items, as well as segment information.

/s/ BDO USA, LLP

Phoenix, Arizona

March 28, 2014

IMH FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS
December 31, 2013 and 2012

(In thousands, except share data)

	December 31,
	2013	2012
		(restated)
ASSETS
Cash and Cash Equivalents	$7,875	$3,084
Restricted Cash and Cash Equivalents	5,777	14,914
Mortgage Loans Held for Sale, Net	12,541	73,297
Real Estate Acquired through Foreclosure Held for Sale	86,562	54,050
Real Estate Acquired through Foreclosure Held for Development	12,262	43,006
Operating Properties Acquired through Foreclosure	103,683	21,915
Deferred Financing Costs, Net	3,733	4,877
Other Receivables	983	1,693
Other Assets	3,159	3,427
Property and Equipment, Net	826	751

Total Assets	$237,401	$221,014

LIABILITIES
Accounts Payable and Accrued Expenses	$8,400	$5,473
Accrued Property Taxes	1,084	4,368
Dividends Payable	—	400
Accrued Interest Payable	2,974	2,657
Tenant Deposits and Funds Held for Others	1,016	223
Convertible Notes Payable and Deferred Interest, Net of Discount	54,975	49,961
Notes Payable, Net of Discount	46,043	9,378
Capital Lease Obligation	1,251	—
Special Assessment Obligations	5,339	6,031
Exit Fee Payable	10,448	10,448

Total Liabilities	131,530	88,939

Fair Value of Puttable Shares Pursuant to Legal Settlement	4,871	—

Commitments and Contingent Liabilities

STOCKHOLDERS' EQUITY
Common stock, $.01 par value; 200,000,000 shares authorized; 16,873,880 shares issued at December 31, 2013 and 2012; 16,832,221 and 16,873,880 shares outstanding at December 31, 2013 and 2012, respectively	169	169
Preferred stock, $.01 par value; 100,000,000 shares authorized; none outstanding	—	—
Treasury stock at cost, 41,659 shares at December 31, 2013 and none at December 31, 2012	(172)	—
Paid-in Capital	720,150	724,848
Accumulated Deficit	(619,147)	(592,942)
Total Stockholders' Equity	101,000	132,075

Total Liabilities and Stockholders' Equity	$237,401	$221,014

The accompanying notes are an integral part of these statements

IMH FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended December 31, 2013, 2012 and 2011

(In thousands, except share data)

	Years Ended December 31,
	2013	2012	2011

REVENUE:
Operating Property Revenue	$17,140	$3,485	$1,912
Investment and Other Income	5,403	195	612
Mortgage Loan Income, Net	783	1,084	1,274
Total Revenue	23,326	4,764	3,798

OPERATING EXPENSES:
Operating Property Direct Expenses (exclusive of Interest and Depreciation)	14,406	4,194	2,579
Expenses for Non-Operating Real Estate Owned	2,145	3,206	3,618
Professional Fees	7,260	5,941	6,163
General and Administrative Expenses	5,746	6,397	11,308
Interest Expense	19,176	15,215	9,843
Restructuring charges	—	—	—
Depreciation and Amortization Expense	3,055	2,551	1,797
Settlement and Related Costs	6,109	2,563	1,357
Total Operating Expenses	57,897	40,067	36,665

PROVISION, IMPAIRMENT AND (GAIN) LOSS ON DISPOSAL
(Gain)/Loss on Disposal of Legacy Assets	(1,430)	(989)	(201)
(Recovery of) Provision for Credit Losses	(8,039)	(2,122)	1,000
Impairment of Real Estate Owned	1,103	—	1,529
Total (Recovery) Provision, Impairment Charges and (Gain) Loss on Disposal of Legacy Assets	(8,366)	(3,111)	2,328

Loss before income taxes	(26,205)	(32,192)	(35,195)

Provision for Income Taxes	—	—	—

NET LOSS	$(26,205)	$(32,192)	$(35,195)

Basic and diluted loss per common share
Net Loss per Share	$(1.55)	$(1.91)	$(2.09)
Weighted Average Common Shares Outstanding	16,869,645	16,873,880	16,850,504

The accompanying notes are an integral part of these statements

IMH FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years ended December 31, 2013, 2012 and 2011

(In thousands, except share data)

	Common Stock		Treasury Stock			Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Paid-in Capital
Balances at December 31, 2010	16,809,766	$168	—	$—	$726,750	$(525,555)	$201,363

Net Loss - 2011	—	—	—	—	—	(35,195)	(35,195)
Dividends Declared	—	—	—	—	(1,518)	—	(1,518)
Stock-Based Compensation	64,114	1	—	—	604	—	605
Balances at December 31, 2011	16,873,880	169	—	—	725,836	(560,750)	165,255

Net Loss - 2012	—	—	—	—	—	(32,192)	(32,192)
Dividends Declared	—	—	—	—	(1,600)	—	(1,600)
Stock-Based Compensation	—	—	—	—	612	—	612
Balances at December 31, 2012	16,873,880	169	—	—	724,848	(592,942)	132,075

Net Loss - 2013	—	—	—	—	—	(26,205)	(26,205)
Dividends Declared	—	—	—	—	(400)	—	(400)
Stock-Based Compensation	—	—	—	—	573	—	573
Treasury Stock	—	—	41,659	(172)	—	—	(172)
Reclassification of Fair Value of Puttable Shares Pursuant to Legal Settlement	—	—	—	—	(4,871)	—	(4,871)
Balances at December 31, 2013	16,873,880	$169	41,659	$(172)	$720,150	$(619,147)	$101,000

The accompanying notes are an integral part of these statements

IMH FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2013, 2012 and 2011

(In thousands)

	Years Ended December 31,
	2013	2012	2011
		(restated)	(restated)
CASH FLOWS - OPERATING ACTIVITIES
Net Loss	$(26,205)	$(32,192)	$(35,195)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash Provision for (Recovery of) Credit Losses	(6,760)	(275)	1,000
Impairment of Real Estate Owned	1,103	—	1,529
Stock-Based Compensation and Option Amortization	573	612	1,640
Gain on Disposal of Assets	(1,430)	(989)	(201)
Gain on Preferred Equity Investment	(2,974)	—	—
Principal forgiven	—	50	—
Write-off of uncollectible mortgage	—	11	—
Amortization of Deferred Financing Costs	2,216	1,260	1,494
Depreciation and Amortization Expense	3,055	2,551	1,797
Investment discount amortization	(669)	—	—
Accretion of Discount on Note Payable	2,047	2,549	530
Increase (decrease) in cash resulting from changes in:
Accrued Interest Receivable	322	(232)	(1,268)
Other Receivables	788	3,521	(1,143)
Other Assets	227	(455)	(1,436)
Accrued Property Taxes	(3,311)	(1,330)	(2,936)
Accounts Payable and Accrued Expenses	(428)	(1,791)	1,898
Accrued Interest Payable	3,284	5,087	5,922
Tenant Deposits and Funds Held for Others	793	(520)	561

Total adjustments, net	(1,164)	10,049	9,387

Net cash used in operating activities	(27,369)	(22,143)	(25,808)

CASH FLOWS - INVESTING ACTIVITIES
Proceeds from Sale/Recovery of Real Estate Owned	11,284	11,778	9,729
Proceeds from Sale of Loans	—	—	5,380
Purchases of Property and Equipment	(254)	(644)	(29)
Mortgage Loan Fundings and Protective Advances	(738)	(1,483)	(3,734)
Mortgage Loan Repayments	8,617	12,460	7,103
Proceeds from Sale of Preferred Equity Investment	19,168	—	—
Preferred Equity Investment	(15,000)	—	—
Investment in Real Estate Owned	(2,943)	(1,363)	(777)
Capitalized Foreclosure Acquisition Costs	(2,473)	—	—
Net cash provided by investing activities	17,661	20,748	17,672

CASH FLOWS - FINANCING ACTIVITIES
Proceeds from Notes Payable	10,150	—	1,500
Proceeds from Convertible Notes Payable	—	—	50,000

	Years Ended December 31,
	2013	2012	2011
		(restated)	(restated)
Debt Issuance Costs	(1,072)	(133)	(8,084)
(Increase) decrease in Restricted Cash	9,137	5,240	(20,154)
Repayments of Notes Payable	(2,689)	(90)	(13,776)
Repayments of Capital Lease	(55)	—	—
Dividends Paid	(800)	(1,706)	(1,013)
Purchase of Treasury Stock	(172)	—	—
Net cash provided by financing activities	14,499	3,311	8,473

NET INCREASE IN CASH AND CASH EQUIVALENTS	4,791	1,916	337

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,084	1,168	831

CASH AND CASH EQUIVALENTS, END OF PERIOD	$7,875	$3,084	$1,168

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$11,003	$5,672	$1,088
Real Estate Acquired Through Foreclosure	$91,384	$33,266	$17,696
Deferred Interest added to Notes Payable Principal	$2,967	$2,855	$4,579
Seller Financing provided for Asset Sales	$1,085	$5,500	$7,953
Note Payable Financing for Land Purchase	$—	$850	$—
Accounts Payable and Accrued Liabilities Assumed in Foreclosure	$3,382	$—	$—
Capital Lease Obligation Assumed in Foreclosure	$1,279	$—	$—
Note Payable Assumed in Foreclosure	$24,712	$—	$—
Held for Sale asset acquired	$3,800	$—	$—
Liabilities assumed with property acquisition	$3,800	$—	$—
Reclassification of Paid in Capital to Fair Value of Puttable Shares Pursuant to Legal Settlement	$4,871	$—	$—

The accompanying notes are an integral part of these statements

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1- BUSINESS, BASIS OF PRESENTATION AND LIQUIDITY

Our Company

IMH Financial Corporation (the “Company”) is a real estate investor and finance company based in the southwest United States with over a decade of experience in various and diverse facets of the real estate lending and investment process, including origination, acquisition, underwriting, documentation, servicing, construction, enforcement, development, marketing, and disposition. The Company’s focus is to invest in, manage and dispose of commercial real estate mortgage investments, and to perform all functions reasonably related thereto, including developing, managing and either holding for investment or disposing of real property acquired through foreclosure or other means. The Company also seeks to capitalize on opportunities to invest in selected real estate platforms under the direction of seasoned professionals in those areas. During 2013 and 2012, we acquired certain operating properties through deed-in-lieu of foreclosure which have contributed significantly to our operating revenues and expenses during these periods. As described more fully in note 4, at December 31, 2013, our operating properties consist of two operating hotels located in Sedona, Arizona, a golf course operation located in Bullhead City, Arizona and a commercial office building located in Stafford, Texas. Due to our limited lending activities since 2008, these operating properties have contributed the majority of our revenue sources in recent years in relation to our historical core mortgage lending activities.

Our History and Structure

We were formed from the conversion of our predecessor entity, IMH Secured Loan Fund, LLC, or the Fund, into a Delaware corporation. The Fund, which was organized in May 2003, commenced operations in August 2003, focusing on investments in senior short-term whole commercial real estate mortgage loans collateralized by first mortgages on real property. The Fund was externally managed by Investors Mortgage Holdings, Inc., or the Manager, which was incorporated in Arizona in June 1997 and is licensed as a mortgage banker by the State of Arizona. Through a series of private placements to accredited investors, the Fund raised approximately $875 million of equity capital from May 2003 through December 2008. Due to the cumulative number of investors in the Fund, the Fund registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), on April 30, 2007 and began filing periodic reports with the Securities and Exchange Commission, or the SEC. On June 18, 2010, following approval by members representing 89% of membership units of the Fund voting on the matter, the Fund became internally-managed through the acquisition of the Manager and converted into a Delaware corporation in a series of transactions that we refer to as the Conversion Transactions.

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

Liquidity

As of December 31, 2013, our accumulated deficit aggregated $619.1 million primarily as a result of previous provisions for credit losses recorded relating to the decrease in the fair value of the collateral securing our loan portfolio and impairment charges relating to the value of real estate owned assets acquired primarily through foreclosure, as well as on-going net operating losses in recent periods resulting from the lack of income-producing assets and the high cost of our debt financing. Due primarily to the erosion of the U.S. and global real estate and credit markets in recent years, we experienced significant loan defaults and foreclosures on

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BUSINESS, BASIS OF PRESENTATION AND LIQUIDITY - continued

our mortgage loans. As a result, we have spent the better part of that period enforcing our loan documents and working to repossess the collateral properties underlying those loans and pursuing recovery from guarantors under such loans.

Our liquidity plan has included obtaining additional financing, selling whole loans or participating interests in loans and selling certain of our real estate assets. As more fully described in Note 8, in June 2011, we entered into and closed funding of a $50.0 million senior secured convertible loan with NWRA Ventures I, LLC (“NW Capital”). This loan has been our primary source for working capital and funding our general business needs. In addition, during the year ended December 31, 2013, we secured an additional $10.0 million in financing secured by certain REO assets.

As of December 31, 2013, our entire loan portfolio with an aggregate carrying value of $12.5 million is held for sale. In addition, as of December 31, 2013, real estate owned (“REO”) projects with a carrying value totaling $86.6 million were being actively marketed for sale. During the year ended December 31, 2013, we sold certain loans and REO assets and collected other recoveries generating approximately $11.3 million in cash, net of the amounts financed by us. We also generated net cash of $4.2 million, from the sale of a joint venture investment, net of the investment made in March 2013 and sold in October 2013. We also received $8.6 million in mortgage loan paydowns during the year ended December 31, 2013.

In connection with the $50.0 million loan with NW Capital secured in June 2011, we entered into a cash management agreement with the lender under which the amount of discretionary funds available to us is limited to the following 90 days of budgeted operating cash, which is funded on a monthly basis, subject to NWR approval and release. The balance of all remaining cash (including the balance of loan proceeds and any and all proceeds received from revenues, loan payments, asset sales or other cash generating events) is collected and maintained in a trust account as collateral under the loan for the benefit of NW Capital (the Collateral Account). At December 31, 2013, we had cash and cash equivalents of $7.9 million and restricted cash of $5.8 million.

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

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES

Reclassifications
Certain 2012 and 2011 amounts have been reclassified to conform to the 2013 financial statement presentation. During the year ended December 31, 2013, the Company completed a conversion to a new accounting system which provides more detailed reporting and greater visibility for the Company and its various subsidiaries. As a result of this conversion, we identified various changes in the classifications of certain previously reported income statement amounts and segment information. While these changes had no impact on net loss and basic and diluted net loss per share, there were some significant reclassifications in the consolidated statement of operations which are described as follows:

During the year ended December 31, 2013, we created a line item entitled Operating Property Expenses (exclusive of Interest and Depreciation) and reclassified appropriate amounts primarily from Other Operating Expenses for Real Estate Owned to capture those expenses directly attributable to operating properties, thereby segregating incidental costs of ownership of non-operating REO properties.

During the year ended December 31, 2012 and prior, we reported various costs related to Default and Enforcement Related Expenses as a separate line item. Due to the nature of such costs and the overlapping relationship between these and other professional fees, we elected to reclassify the applicable components of Default and Enforcement Related Expenses between Professional Fees and General and Administrative Expenses in our 2013 presentation. As such, we have reclassified such amounts for the years ended December 31, 2012 and 2011 in the accompanying condensed consolidated statement of operations to conform to our current presentation.

The effect of these reclassifications is presented in the tables below:

	Year Ended December 31, 2012
Reclassifications - Statement of Operations - 2012	As Previously Reported	Reclassification Adjustment	As Reclassified
Rental Income	$1,475	$(1,475)	$—
Hospitality and Entertainment Income	1,986	(1,986)	—
Operating Property Revenue	—	3,485	3,485
Investment and Other Income	194	1	195
Operating Property Direct Expenses (exclusive of Interest and Depreciation)	—	4,194	4,194
Property Taxes for REO	1,900	(1,900)	—
Other Operating Expenses for Real Estate Owned	5,267	(5,267)	—
Expenses for Non-Operating Real Estate Owned	—	3,206	3,206
Professional Fees	5,307	634	5,941
Default and Enforcement Related Expenses	1,317	(1,317)	—
General and Administrative Expenses	5,921	476	6,397
Interest Expense	15,216	(1)	15,215
Total Operating Expenses	39,052	1,015	40,067
Total Provision and Impairment Charges	(2,121)	2,121	—
Total (Recovery) Provision, Impairment Charges and (Gain) Loss on Disposal of Legacy Assets	—	(3,111)	(3,111)

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES – continued

	Year Ended December 31, 2011
Reclassifications - Statement of Operations - 2011	As Previously Reported	Reclassification Adjustment	As Reclassified
Rental Income	$1,847	$(1,847)	$—
Operating Property Revenue	—	1,912	1,912
Mortgage Loan Income, net	1,327	(53)	1,274
Investment and Other Income	559	53	612
Operating Property Direct Expenses (exclusive of Interest and Depreciation)	—	2,579	2,579
Property Taxes for REO	2,159	(2,159)	—
Other Operating Expenses for Real Estate Owned	2,533	(2,533)	—
Expenses for Non-Operating Real Estate Owned	—	3,618	3,618
Professional Fees	7,201	(1,038)	6,163
Default and Enforcement Related Expenses	767	(767)	—
General and Administrative Expenses	10,232	1,076	11,308
Organizational and Offering Costs	509	(509)	—
Interest Expense	9,842	1	9,843
Restructure Charge	204	(204)	—
Depreciation and Amortization	1,796	1	1,797
Total Operating Expenses	36,399	266	36,665
Total Provision and Impairment Charges	2,529	(2,529)	—
Total (Recovery) Provision, Impairment Charges and (Gain) Loss on Disposal of Legacy Assets	—	2,328	2,328
Restatement of Previously Issued Consolidated Financial Statements

Accrued Property Taxes and Notes Payable
The Company identified a misstatement with respect to the manner in which it presented certain liabilities in its consolidated balance sheet as of December 31, 2012. Specifically, as described in note 8, we entered into a settlement agreement with a municipality in June 2012 with respect to outstanding past due property taxes, penalties and interest on various parcels totaling $3.3 million, which had been reported in accrued property taxes in our consolidated balance sheet as of December 31, 2012. However, under the terms of the settlement agreement, we are required to make annual payments over either a five or ten year period, depending on the parcel, and the outstanding obligation bears annual interest of 10%. As a result, the characteristics of this obligation are more akin to a long-term debt obligation. As such, we have restated this balance at December 31, 2012 to present the amount in notes payable in the accompanying consolidated balance sheet.

Liabilities of Assets Held for Sale

The Company restated the manner in which it presented liabilities of assets held for sale in its consolidated balance sheet as of December 31, 2012. Under current accounting literature, the assets and liabilities of a disposal group classified as held for sale shall be presented separately in the asset and liability sections of the balance sheet. We historically applied this literature as it pertained to our mortgage loans held for sale and real estate acquired through foreclosure held for sale. However, after further assessment, it was determined that the literature was not applicable. As result, we restated the balance of liabilities of assets held for sale to the applicable respective liability accounts, which consisted of accrued property taxes payable, as of December 31, 2012. Similarly, we restated the presentation of the related accounts in the accompanying consolidated statement of cash flows for the years ended December 31, 2012 and 2011.

Segment Information
As a result of the accounting system conversion described above, we identified various certain misstatements in the classifications

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES – continued

of certain previously reported segment information. For balance sheet items, the adjustments related to non-real estate assets and operating liabilities not previously allocated within the proper business segments. We have adjusted our segment disclosure as of and for the years ended December 31, 2012 and 2011 to reflect the proper amounts in each segment. For income statement items, the adjustments primarily related to certain professional fees which were reflected in Mortgage and REO - Legacy Portfolio and Other Operations, but should have been reflected in Corporate and Other business segment.
Assessment of Restatements

These corrections had no impact on consolidated stockholders’ equity as of December 31, 2012 or on net loss or basic and diluted loss per share or cash flows for the years ended December 31, 2012 and 2011. The Company has assessed these misstatements in financial statement presentation and has determined that, on both a qualitative and quantitative basis, the adjustments are immaterial, both individually and in the aggregate, to the consolidated financial statements, and thus the Company did not and will not amend any of its prior quarterly and annual reports on Form 10-Q and 10-K, and it has adjusted its presentation on a prospective basis. In order to provide consistency in the Company's financial reporting, the December 31, 2012 consolidated balance sheet, and the 2012 and 2011 consolidated statements of cash flows presented herein have been restated to appropriately reflect the corrections described above. The following tables summarizes the effects of these corrections and reclassifications on the previously filed consolidated financial statements as of and for the years ended December 31, 2012 and 2011, which was restated for comparative purposes only (in thousands):

	December 31, 2012
	As Previously Reported	Restatement Adjustment	As Restated
Balance Sheet Items
Liabilities
Accrued Property Taxes	$7,063	$(2,695)	$4,368
Liabilities of Assets Held for Sale	613	(613)	—
Notes Payable, Net of Discount	6,070	3,308	9,378

	Year Ended December 31, 2012
	As Previously Reported	Restatement Adjustment	As Restated
Statement of Cash Flows
Cash Flows from Operating Activities
Changes in Accrued Property Taxes	$(375)	$(955)	$(1,330)
Changes in Liabilities of Assets Held for Sale	(955)	955	—

	Year Ended December 31, 2011
	As Previously Reported	Restatement Adjustment	As Restated
Statement of Cash Flows
Cash Flows from Operating Activities
Changes in Accrued Property Taxes	$702	$(3,638)	$(2,936)
Changes in Liabilities of Assets Held for Sale	(3,638)	3,638	—

In addition, the segment information presented in Note 9 as of and for the years ended December 31, 2012 and 2011 has been restated to reflect the classification of expenses in the proper segments and certain balance sheet reclassifications (in thousands):

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES – continued

	December 31, 2012
	As Previously Reported	Restatement Adjustment	As Restated
Segment Information - Balance Sheet Items
Total Assets
Mortgage and REO - Legacy Portfolio and Other Operations	$172,046	$(1,037)	$171,009
Commercial Real Estate Leasing Operations	19,613	1,872	21,485
Hospitality and Entertainment Operations	2,672	1	2,673
Corporate and Other	26,683	(836)	25,847

Notes Payable, Special Assessment Obligations, Capital Leases and Other Long Term Obligations
Mortgage and REO - Legacy Portfolio and Other Operations	11,251	3,308	14,559

Operating Liabilities
Mortgage and REO - Legacy Portfolio and Other Operations	5,405	(176)	5,229
Commercial Real Estate Leasing Operations	323	246	569
Hospitality and Entertainment Operations	2,171	(1,178)	993
Corporate and Other	8,530	(2,200)	6,330

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES – continued

	Year Ended December 31, 2012
	As Previously Reported	Restatement Adjustment	Reclassification Adjustment	As Restated
Segment Information - Income Statement Items
Revenue
Mortgage and REO - Legacy Portfolio and Other Operations	1,165	—	25	1,190
Commercial Real Estate Leasing Operations	1,475	—	(47)	1,428
Corporate and Other	113	—	47	160
Expenses
Expenses Mortgage and REO - Legacy Portfolio and Other Operations	9,604	(4,848)	(4,756)	—
Mortgage and REO - Legacy Portfolio and Other Operations - Expenses for Non-Operating REO	—	—	3,206	3,206
Mortgage and REO - Legacy Portfolio and Other Operations - Professional Fees	—	—	2,368	2,368
Mortgage and REO - Legacy Portfolio and Other Operations - General and Administrative	—	—	34	34
Mortgage and REO - Legacy Portfolio and Other Operations - Interest	—	—	2,247	2,247
Mortgage and REO - Legacy Portfolio and Other Operations - Gain on disposal of Assets	—	—	(982)	(982)
Mortgage and REO - Legacy Portfolio and Other Operations - Credit Loss Provision (Recoveries)	—	—	(2,117)	(2,117)
Total Expenses Mortgage and REO - Legacy Portfolio and Other Operations	9,604	(4,848)	—	4,756

Expenses Commercial Real Estate Leasing Operations	2,448	414	(2,862)	—
Commercial Real Estate Leasing Operations - Operating Property Direct Expense	—	—	1,532	1,532
Commercial Real Estate Leasing Operations - Interest	—	—	12	12
Commercial Real Estate Leasing Operations - Depreciation and Amortization	—	—	1,323	1,323
Commercial Real Estate Leasing Operations - Credit Loss Provision (Recoveries)	—	—	(5)	(5)
Total Expenses Commercial Real Estate Leasing Operations	2,448	414	—	2,862

Expenses Hospitality and Entertainment Operations	3,082	9	(3,091)	—
Hospitality and Entertainment Operations - Operating Property Direct Expense	—	—	2,662	2,662
Hospitality and Entertainment Operations - Interest	—	—	93	93
Hospitality and Entertainment Operations - Depreciation and Amortization	—	—	336	336
Total Expenses Hospitality and Entertainment Operations	3,082	9	—	3,091

Expenses Corporate and Other	21,797	4,450	(26,247)	—
Corporate and Other - Professional Fees	—	—	3,573	3,573
Corporate and Other - General and Administrative	—	—	6,363	6,363
Corporate and Other - Interest	—	—	12,863	12,863
Corporate and Other - Depreciation and Amortization	—	—	892	892
Corporate and Other - Gain on disposal of Assets	—	—	(7)	(7)
Corporate and Other - Settlement and related	—	—	2,563	2,563
Total Expenses Corporate and Other	21,797	4,450	—	26,247

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES – continued

	Year Ended December 31, 2011
	As Previously Reported	Restatement Adjustment	Reclassification Adjustment	As Restated
Segment Information - Income Statement Items
Revenue
Mortgage and REO - Legacy Portfolio and Other Operations	$1,327	$—	$287	$1,614
Commercial Real Estate Leasing Operations	1,847	—	204	2,051
Corporate and Other	559	—	(426)	133
Expenses
Expenses Mortgage and REO - Legacy Portfolio and Other Operations	15,403	(6,329)	(9,074)	—
Mortgage and REO - Legacy Portfolio and Other Operations - Expenses for Non-Operating REO	—	—	3,592	3,592
Mortgage and REO - Legacy Portfolio and Other Operations - Professional Fees	—	—	957	957
Mortgage and REO - Legacy Portfolio and Other Operations - General and Administrative	—	—	55	55
Mortgage and REO - Legacy Portfolio and Other Operations - Interest	—	—	2,143	2,143
Mortgage and REO - Legacy Portfolio and Other Operations - Gain on disposal of Assets	—	—	(202)	(202)
Mortgage and REO - Legacy Portfolio and Other Operations - Credit Loss Provision (Recoveries)	—	—	1,000	1,000
Mortgage and REO - Legacy Portfolio and Other Operations - Impairment of Real Estate Owned	—	—	1,529	1,529
Total Expenses Mortgage and REO - Legacy Portfolio and Other Operations	15,403	(6,329)	—	9,074

Expenses Commercial Real Estate Leasing Operations	2,262	2,601	(4,863)	—
Commercial Real Estate Leasing Operations - Operating Property Direct Expense	—	—	2,579	2,579
Commercial Real Estate Leasing Operations - Interest	—	—	964	964
Commercial Real Estate Leasing Operations - Depreciation and Amortization	—	—	1,320	1,320
Total Expenses Commercial Real Estate Leasing Operations	2,262	2,601	—	4,863

Expenses Corporate and Other	21,263	3,793	(25,056)	—
Corporate and Other - Expenses for Non-Operating REO	—	—	26	26
Corporate and Other - Professional Fees	—	—	5,206	5,206
Corporate and Other - General and Administrative	—	—	11,253	11,253
Corporate and Other - Interest	—	—	6,736	6,736
Corporate and Other - Depreciation and Amortization	—	—	477	477
Corporate and Other - Gain on disposal of Assets	—	—	1	1
Corporate and Other - Settlement and related	—	—	1,357	1,357
Total Expenses Corporate and Other	21,263	3,793	—	25,056

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Certain accounting policies involve judgments and uncertainties to such an extent that there is reasonable likelihood that materially different amounts could have been reported under different conditions, or if different assumptions had been used. The Company evaluates its estimates and assumptions on a regular basis. The Company uses historical experience and various other assumptions that are believed to be reasonable under the circumstances to form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. The financial statement areas where significant judgment and estimation are involved include revenue recognition, valuation of loans and REO assets, contingencies, income taxes and stock-based compensation. Actual results may materially differ from these estimates and assumptions used in preparation of the consolidated financial statements.

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES – continued

Restricted Cash

Restricted cash includes cash items that are legally or contractually restricted as to usage or withdrawal. At December 31, 2013 and 2012, restricted cash and cash equivalents totaled $5.8 million and $14.9 million, respectively. Restricted cash includes cash items that are legally or contractually restricted as to usage or withdrawal, which include amounts relating to: a) to the Collateral Account which is required under the terms of NW Capital loan and related agreements, and is subject to NW Capital approval and release. While the funds in the Collateral Account are not restricted for a specified purpose and are expected to be used to fund on-going operations, capital purchases and investments, the availability of such funds is restricted as to withdrawal and subject to NW approval and release; b) as described in Note 8, under the terms of our loan agreement with Canpartners Realty Holding Company IV LLC (Canpartners), we are required to maintain a minimum $5.0 million balance of cash and cash equivalents at all times during the term of the loan, which may include balances in the Collateral Account, as well as other reserve accounts required under the Canpartners' loan agreement; and c) amounts maintained in escrow accounts for contractually specified purposes. Subsequent to December 31, 2013, we repaid the CanPartners loan in full thereby removing this restriction.

Revenue Recognition

Operating Property Revenue

Revenues for the hospitality and entertainment operations include hotel, spa, golf and related food and beverage operations. Hotel, spa and golf revenues are recognized as services are provided. Food and beverage revenue is derived from the sale of prepared food and beverage and select retail items and is recognized at the time of sale. Revenue derived from gift card sales is recognized at the time the gift card is redeemed. Until the redemption of gift cards occurs, the outstanding balances on such cards are included in accrued expenses in the accompanying consolidated balance sheets.

Rental income arising from operating leases is recognized on a straight-line basis over the life of the lease.

Investment Income
During the year ended December 31, 2013, we entered into a limited liability agreement to form a joint venture with unrelated parties for the purpose of acquiring a multi-family portfolio comprised of 14 apartment communities across six states, which is being managed by a third party, national firm, specializing in multi-family assets. Under the terms of the joint venture agreement, were entitled to, among other things, a 15% annualized return on our preferred equity investment. In addition, we were further entitled to an exit fee equal to the greater of 4% of our original investment or 1.5% of the fair market value of the portfolio assets of the joint venture at the 2 year preferred equity redemption date. At the date of execution of the agreement, we estimated that the fair market value of the underlying assets at the redemption date and computed the exit fee using an applicable discount rate.

As a result of the passive nature of this investment by us, the mandatory redemption feature of the investment, the defined preferred return, and other repayment and security features of the investment, the investment was accounted for as a debt security investment held to maturity, whereby we were recording the 15% annual preferred return over the term of the investment period using the effective interest method. The exit fee was recorded as a derivative investment receivable in our consolidated balance sheet and the offsetting amount was treated as a discount on the investment which was being amortized as an adjustment to investment income over the term of the investment using the effective interest method. Similarly, the deferred origination fees, net of direct costs was being amortized over the term of the investment using the effective interest method as an adjustment to yield. We disposed of this investment in the fourth quarter of 2013 and recognized a gain which is included in investment and other interest income in the accompanying consolidated statement of operations.

Mortgage Loan Income

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

IMH FINANCIAL CORPORATION

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

(Gain)/Loss on Disposal of Legacy Assets

Gains from sales of real estate related assets are recognized in full in accordance with applicable accounting standards only when all of the following conditions are met: 1) the sale is consummated, 2) the buyer has demonstrated a commitment to pay and the collectability of the sales price is reasonably assured, 3) if financed, the receivable from the buyer is collateralized by the property and is subject to subordination only by an existing first mortgage and other liens on the property, and 4) the seller has transferred the usual risks and rewards of ownership to the buyer, and is not obligated to perform significant activities after the sale. If a sale of real estate does not meet the foregoing criteria, any potential gain relating to the sale is deferred until such time that the criteria is met.

Advertising Costs

Advertising costs are charged to expense as incurred. For 2013, 2012 and 2011, our continuing operations incurred advertising costs of $0.3 million, $35 thousand and $17 thousand, respectively. Advertising costs related to continuing operations are included in operating property direct expenses and general and administrative expense in the accompanying consolidated statements of operations.

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

IMH FINANCIAL CORPORATION

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

The accounting guidance establishes a fair value hierarchy that prioritizes the inputs into valuation techniques used to measure fair value. The three levels of the fair value hierarchy under this accounting guidance are as follows:

Level 1-	Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that we have the ability to access at the measurement date;

Level 2-
Valuations based on quoted market prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active or models for which all significant inputs are observable in the market either directly or indirectly; and

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES – continued

Level 3-	Valuations based on models that use inputs that are unobservable in the market and significant to the fair value measurement.

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

In connection with our assessment of fair value, we may utilize the services of one or more independent third-party valuation firms to provide a range of values for selected properties. With respect to valuations received from third-party valuation firms, one of four valuation approaches, or a combination of such approaches, is used in determining the fair value of the underlying collateral of each loan: the development approach, the income capitalization approach, the sales comparison approach and the cost approach. The valuation approach taken depends on several factors including the type of property, the current status of entitlements and level of development (horizontal or vertical improvements) of the respective project, the likelihood of a bulk sale as opposed to individual unit sales, whether the property is currently or nearly ready to produce income, the current sales price of property in relation to cost of development and the availability and reliability of market participant data. In a declining market, except in limited circumstances, the valuation approach taken has shifted from primarily a development approach to a comparable sales approach.

In subsequent periods, we may obtain a letter from the third-party valuation firms to determine whether there is a material diminution in the fair value indications from the previously reported values. In the absence of updated third party valuations, we review and update valuation assumptions and perform other in-house analysis using available market participant data to determine fair value at the reporting date.

When a third party valuation is obtained, we generally select a fair value within a determinable range as provided by the valuation firm, unless we or the borrower have received a bona fide written third-party offer on a specific loan or underlying collateral. In determining a single best estimate of value from the range provided, we consider the macro and micro economic data provided by the third-party valuation specialists, supplemented by management’s knowledge of the specific property condition and development status, borrower status, level of interest by market participants, local economic conditions, and related factors. See Note 6 for further discussion regarding selection of values within a range.

As an alternative to the third-party valuations obtained, we will utilize bona fide written third-party offer amounts received, executed purchase and sale agreements, internally prepared discounted cash flow analysis, or internally prepared market comparable assessments, whichever may be determined to be most relevant.

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

IMH FINANCIAL CORPORATION

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

The loans we sell generally are non-performing and therefore have no cash flows from interest income or anticipated principal payments benefiting the holder of such assets. As a result, in most cases, a buyer is generally interested in the underlying real estate collateral. Accordingly, we consider the criteria applied to our sales of real estate assets, as described above, in recording the sale of loans. In addition, we also consider the applicable accounting guidance for derecognition of financial assets in connection with our loan sales. Since we do not retain servicing rights, nor do we have any rights or obligations to repurchase such loans, derecognition of such assets upon sale is appropriate.

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

IMH FINANCIAL CORPORATION

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

Operating Properties Acquired Through Foreclosure

Operating properties acquired through foreclosure consist of certain operating assets acquired through foreclosure that the Company has elected to hold for on-going operations. At December 31, 2013, operating properties consisted of a two operating hotels and spa located in Sedona, Arizona, an 18-hole golf course and clubhouse in Bullhead City, Arizona, and a partially leased medical office building located in Houston, Texas.

Derivative Financial Instruments
We recognize our derivative financial instruments at their estimated fair value. Our derivative did not qualify as a hedge. Accordingly, we recognized future gains and losses on the derivative investment receivable for accounting purposes in investment and other income in the condensed consolidated statement of operations. Under the terms of the related joint venture agreement, the exit fee receivable was to be equal to the greater of 4% of our original investment or 1.5% of the fair market value of the portfolio assets of the joint venture at the two year preferred equity redemption date. The initial fair value of the derivative exit fee receivable was derived by taking the present value using an annual discount rate of approximately 12% of the estimated exit fee which was determined by applying capitalization rates ranging from 5.0% to 7.2% to the forecasted stabilized net operating income of each of the operating properties of the joint venture. The Company's investment in the joint venture and related derivative receivable were liquidated during the fourth quarter of 2013.

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

IMH FINANCIAL CORPORATION

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

Stock-Based Compensation

Our 2010 Employee Stock Incentive Plan provides for awards of stock options, stock appreciation rights, restricted stock units and other performance based awards to our officers, employees, directors and certain consultants. The maximum number of shares of common stock that may be issued under such awards shall not exceed 1,200,000 common shares, subject to increase to 1,800,000 shares after an initial public offering. We measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award.

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

In evaluating the ability to recover our deferred tax assets, we consider all available positive and negative evidence regarding the ultimate realizability of our deferred tax assets, including past operating results and our forecast of future taxable income. In addition, general uncertainty surrounding the future economic and business conditions have increased the likelihood of volatility in our future earnings. Further, to date we have not demonstrated the ability to be profitable. Accordingly, we have recorded a full valuation allowance against our net deferred tax assets.

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

IMH FINANCIAL CORPORATION

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

Accounting Standard Update No 2014-04, Receivables - Troubled Debt Restructuring by Creditors Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure, was created to provide conformity from when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage so that the asset would be derecognized in the receivable and recognized as real estate property. This updates specifies that an in substance repossession occurs when either the creditor has obtained the legal title to the property after a foreclosure or the borrower has transferred all interest in the property to the creditor through a deed in lieu of foreclosure or similar legal agreement so that at that time the asset should be reclassified from a loan receivable to real estate property. This update also provides that a disclosure of the amount of foreclosed residential real estate property and the recorded investment in consumer mortgage loans collateralized by residential real estate property that is the process of foreclosure must be included in both interim and annual financial reports. This amendment update is effective for periods for fiscal years beginning after December 15, 2014. The adoption of ASU 2014-04 is not expected to have a material impact on our financial condition, liquidity or results of operations.

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 — MORTGAGE INVESTMENTS, LOAN PARTICIPATIONS AND LOAN SALES

Lien Priority

Except in limited circumstances, our mortgage loans are collateralized by first deeds of trust (mortgages) on real property and generally include a personal guarantee by the principals of the borrower and, often times, the loans are secured by additional collateral. As of December 31, 2013, there were no third-party loans that were superior to our lien position on our existing loan portfolio. As of December 31, 2012, there was an outstanding third-party loan totaling $17.7 million and a capital lease obligation of approximately $3.1 million secured by a portion of our collateral that was superior to our lien position on one of our loans with an outstanding principal and accrued interest balance of $51.9 million. During the year ended December 31, 2013, we took title to the underlying assets through a deed-in-lieu of foreclosure and assumed the related third-party loan and capital lease obligation, which totaled approximately $24.7 million and $1.3 million, respectively, as of the date of acquisition.

Lending Activities

Given the non-performing status of the majority of the loan portfolio and the suspension of significant lending activities, there has been limited loan activity during the years ended December 31, 2013 and 2012. Except for the origination of one loan totaling $1.1 million relating to the financing of a portion of the sale of certain REO assets during 2013, no new loans were originated during the year ended December 31, 2013. Similarly, we originated only two loans during 2012 totaling $5.5 million relating to the partial financing of the sale of certain REO assets.

A roll-forward of loan activity for the years ended December 31, 2013 and 2012 follows (in thousands):

	Principal Outstanding	Interest Receivable	Valuation Allowance	Carrying Value
Balances at December 31, 2011	$245,190	$4,683	$(141,687)	$108,186
Additions:
Principal fundings - cash	1,483	—	—	1,483
Principal fundings - asset sale financing	5,450	—	—	5,450
Revenue Recognized in excess of cash received	—	232	—	232
Reductions:
Principal repayments	(12,545)	(840)	983	(12,402)
Recovery of allowance for credit losses	—	—	275	275
Valuation adjustment	—	—	(23)	(23)
Foreclosures/transfers to Real Estate Owned	(115,319)	(3,226)	88,630	(29,915)
Write-off of uncollectible mortgage loans	(211)	—	222	11
Balances at December 31, 2012	124,048	849	(51,600)	73,297
Additions:
Principal fundings - cash	738	—	—	738
Principal fundings - asset sale financing	1,085	—	—	1,085
Revenue Recognized in excess of cash received	—	734	—	734
Reductions:
Principal repayments	(8,617)	(1,056)	—	(9,673)
Recovery of allowance for credit losses	—	—	6,700	6,700
Valuation adjustment	—	—	(215)	(215)
Foreclosures/transfers to Real Estate Owned	(87,032)	—	26,907	(60,125)
Balances at December 31, 2013	$30,222	$527	$(18,208)	$12,541

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 — MORTGAGE INVESTMENTS, LOAN PARTICIPATIONS AND LOAN SALES – continued

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

As of December 31, 2013, we had seven loans outstanding with an the average principal and interest balance of $4.4 million, as compared to $13.9 million for our 9 loans at December 31, 2012. However, as of December 31, 2013, we had only two performing loans with an average outstanding principal and interest balance of $2.9 million and a weighted average interest rate of 12.5%. At December 31, 2012, we had only two performing loans with an average outstanding principal and interest balance of $2.7 million and a weighted average interest rate of 12.7%. As of December 31, 2013 and 2012, the valuation allowance represented 59.2% and 41.3%, respectively, of the total outstanding loan principal and interest balances.

Geographic Diversification

Our mortgage loans consist of loans where the primary collateral is located in various states. As of December 31, 2013 and 2012, the geographical concentration of our loan balances by state were as follows (amounts in thousands, except percentages and unit data):

	December 31, 2013					December 31, 2012
	Outstanding Principal and Interest	Valuation Allowance	Net Carrying Amount	Percent	#	Outstanding Principal and Interest	Valuation Allowance	Net Carrying Amount	Percent	#
Arizona	$1,106	$(1,077)	$29	0.2%	1	$94,699	$(34,490)	$60,209	82.2%	3
California	23,273	(17,131)	6,142	49.0%	5	23,082	(17,110)	5,972	8.1%	5
Utah	6,370	—	6,370	50.8%	1	7,116	—	7,116	9.7%	1
Total	$30,749	$(18,208)	$12,541	100.0%	7	$124,897	$(51,600)	$73,297	100.0%	9

Historically, our legacy loan portfolio was heavily concentrated in Arizona and California, markets in which values were severely impacted by the decline in the real estate market. Due to the decline in the number of outstanding loans, the concentration of our loan portfolio in Arizona and California totaled 49.2% and 90.3% at December 31, 2013 and 2012, respectively. Since we ceased funding new loans in the fourth quarter of 2008, and as a result of other factors, our ability to diversify our portfolio has been significantly impaired.

Interest Rate Information

Our loan portfolio includes loans that carry variable and fixed interest rates. All variable interest rate loans are indexed to the Prime rate with interest rate floors. At December 31, 2013 and 2012, the Prime rate was 3.25% per annum. Since the majority of our loans are in non-accrual status, the extent of mortgage income recognized on the loans in the preceding tables is limited to only those loans that are performing.

At December 31, 2013, we had seven loans with principal and interest balances totaling $30.7 million and interest rates ranging from 12.0% to 12.5%. Of this total, five loans with principal and interest balances totaling $25.0 million and a weighted average interest rate of 12.0% were non-performing loans, while two loans with principal and interest balances totaling $5.7 million and a weighted average interest rate of 12.5% were performing loans.

At December 31, 2012, we had 9 loans with principal and interest balances totaling $124.9 million and interest rates ranging from 7.5% to 14.0%. Of this total, 7 loans with principal and interest balances totaling $119.4 million and a weighted average interest rate of 8.8% were non-performing loans, while two loans with principal and interest balances totaling $5.5 million and a weighted average interest rate of 12.7% were performing loans.

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 — MORTGAGE INVESTMENTS, LOAN PARTICIPATIONS AND LOAN SALES – continued

Changes in the Portfolio Profile — Scheduled Maturities

The outstanding principal and interest balance of mortgage investments, net of the valuation allowance, as of December 31, 2013 and 2012, have scheduled maturity dates within the next several quarters as follows:

December 31, 2013				December 31, 2012
(in thousands, except percentage and unit data)
Quarter	Outstanding Balance	Percent	#	Quarter	Outstanding Balance	Percent	#
Matured	$25,037	81.4%	5	Matured	$119,416	95.6%	7
Q1 2014	1,164	3.8%	1	Q1 2013	540	0.4%	1
Q3 2014	4,548	14.8%	1	Q3 2013	4,941	4.0%	1
Total Principal and Interest	30,749	100.0%	7		124,897	100.0%	9
Less: Valuation Allowance	(18,208)				(51,600)
Net Carrying Value	$12,541				$73,297

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

With both conditions met, we generally classify loan modifications or extensions made as troubled debt restructurings (“TDR”) for financial reporting purposes. Due to the application of fair value guidance to our loans, generally all loans’ carrying values reflect any impairment that would otherwise be recognized under TDR accounting treatment.

The following tables present various summaries of our loan modifications made on a quarterly basis during the years ended December 31, 2013 and 2012 (dollars in thousands):

		Outstanding Principal and Interest		Outstanding Funding Commitment		Average Interest Rate		Average Loan Term (Months)		Weighted Avg Interest Rate
Period of Modification	# of Loans	Pre- Modification	Post- Modification	Pre- Modification	Post- Modification	Pre- Modification	Post- Modification	Pre- Modification	Post- Modification	Pre- Modification	Post- Modification
Q1 2012	1	$719	$719	$—	$—	11.00%	14.00%	30	42	11.00%	14.00%
Q3 2013	1	4,500	4,500	—	—	12.50%	12.50%	24	36	12.50%	12.50%
Totals	2	$5,219	$5,219	$—	$—

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 — MORTGAGE INVESTMENTS, LOAN PARTICIPATIONS AND LOAN SALES – continued

			Loan Status		Loan Category
Period	Principal and Interest Outstanding	# of Loans	# Performing	# Non- Performing	Pre-entitled Land	Entitled Land	Construction & Existing Structures
Q1 2012	$719	1	1	—	—	1	—
Q3 2013	4,500	1	1	—	1	—	—
Total loans	$5,219	2	2	—	1	1	—

Period	Principal and Interest Outstanding	Number of Loans	Interest Rate Changes	Interest Reserves Added	Additional Collateral Taken	Borrower Prefunded Interest
Q1 2012	$719	1	1	—	—	—
Q3 2013	4,500	1	—	—	—	—
Total loans	$5,219	2	1	—	—	—

	December 31, 2013			December 31, 2012
	Amount (in thousands)%		#	Amount (in thousands)%		#
Loans Not Modified and Currently Matured	$25,037	81.4%	5	$119,416	95.6%	7
Loans Modified to Extend Maturity	4,548	14.8%	1	540	0.4%	1
Original Maturity Date Not Reached	1,164	3.8%	1	4,941	4.0%	1
Total Loan Principal and Accrued Interest	$30,749	100%	7	$124,897	100%	9

Summary of Existing Loans in Default

During 2013 and 2012, we continued to experience loan defaults as a result of depressed real estate market conditions and lack of takeout financing in the marketplace. Loans in default may encompass both non-accrual loans and loans for which we are still accruing income, but are delinquent as to the payment of accrued interest or are past scheduled maturity. At December 31, 2013, five of our seven loans with outstanding principal and interest balances totaling $25.0 million were in default, all of which were past their respective scheduled maturity dates. At December 31, 2012, 7 of our 9 loans with outstanding principal and interest balances totaling $119.4 million were in default, all of which were past their respective scheduled maturity dates. Subsequent to December 31, 2013, the two performing loans were repaid in full.

A summary and roll-forward of activity of loans in default for the years ended December 31, 2013 and 2012 follows (dollars in thousands):

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 — MORTGAGE INVESTMENTS, LOAN PARTICIPATIONS AND LOAN SALES – continued

	Principal Outstanding	Accrued Interest Receivable	Valuation Allowance	Net Carrying Value	# of Loans
Balances at December 31, 2011	$237,971	$4,806	$(141,687)	$101,090	18
Additions:
Additional loan fundings	1,406	(354)	—	1,052	—
Allowance adjustment	—	—	(23)	(23)	—

Reductions :
Loans removed from default - due to sale	(4,832)	(825)	983	(4,674)	(1)
Loans removed from default - due to write-off	(211)	—	222	11	(1)
Recovery of allowance for credit losses	—	—	275	275	—
Loans removed from default - foreclosure	(115,319)	(3,226)	88,630	(29,915)	(9)
Balances at December 31, 2012	119,015	401	(51,600)	67,816	7

Additions:
Allowance adjustment	—	—	(215)	(215)	—

Reductions :
Principal repayments	(7,347)	—	—	(7,347)	—
Recovery of allowance for credit losses	—	—	6,700	6,700	—
Loans removed from default - foreclosure	(87,032)	—	26,907	(60,125)	(2)

Balances at December 31, 2013	$24,636	$401	$(18,208)	$6,829	5

Of the 7 loans that were in default at December 31, 2012, five of these loans remained in default status as of December 31, 2013, two such loans were foreclosed upon, and no such loans were sold during the year ended December 31, 2013.

We are exercising enforcement action which could lead to foreclosure upon four of the five loans in default, but we have not completed foreclosure on any such loans subsequent to December 31, 2013. The timing of foreclosure on the remaining loans is dependent on several factors, including applicable states statutes, potential bankruptcy filings by the borrowers, our ability to negotiate a deed-in-lieu of foreclosure and other factors.

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

The geographic concentration of our portfolio loans in default, net of the valuation allowance, at December 31, 2013 and 2012 is as follows (dollars in thousands):

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 — MORTGAGE INVESTMENTS, LOAN PARTICIPATIONS AND LOAN SALES – continued

	December 31, 2013
	Percent of Outstanding Principal	#	Outstanding Principal	Accrued Interest	Valuation Allowance	Net Carrying Amount
Arizona	4.3%	1	$1,064	$42	$(1,077)	$29
California	69.8%	3	17,203	359	(17,131)	431
Utah	25.9%	1	6,369	—	—	6,369
	100.0%	5	$24,636	$401	$(18,208)	$6,829

	December 31, 2012
	Percent of Outstanding Principal	#	Outstanding Principal	Accrued Interest	Valuation Allowance	Net Carrying Amount
Arizona	79.5%	3	$94,657	$42	$(34,490)	$60,209
California	14.5%	3	17,242	359	(17,110)	491
Utah	6.0%	1	7,116	—	—	7,116
	100.0%	7	$119,015	$401	$(51,600)	$67,816

The concentration of loans in default by loan classification, net of the valuation allowance as of December 31, 2013 and 2012 is as follows (dollars in thousands):

	December 31, 2013
	Percent of Outstanding Principal	#	Outstanding Principal	Accrued Interest	Valuation Allowance	Net Carrying Amount
Pre-entitled Land	19.9%	1	$4,890	$53	$(4,450)	$493
Entitled Land	75.8%	3	18,682	306	(12,681)	6,307
Construction	4.3%	1	1,064	42	(1,077)	29
	100.0%	5	$24,636	$401	$(18,208)	$6,829

	December 31, 2012
	Percent of Outstanding Principal	#	Outstanding Principal	Accrued Interest	Valuation Allowance	Net Carrying Amount
Pre-entitled Land	4.1%	1	$4,930	$53	$(4,450)	$533
Entitled Land	16.3%	3	19,428	306	(12,661)	7,073
Construction	79.6%	3	94,657	42	(34,489)	60,210
	100.0%	7	$119,015	$401	$(51,600)	$67,816

Other than as discussed in the foregoing paragraphs, the two remaining performing loans in our portfolio, with principal and interest balances totaling $5.7 million, were current as of December 31, 2013 to principal and interest payments.

Loans in Default and Impaired Loans

Under GAAP, an entity is required to recognize a loss when both (a) available information indicates that it is probable that an asset has been impaired at the date of the financial statements, and (b) the amount of loss can be reasonably estimated. Under this

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 — MORTGAGE INVESTMENTS, LOAN PARTICIPATIONS AND LOAN SALES – continued

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

The following table presents required disclosures under GAAP for loans that meet the definition for impaired loans as of December 31, 2013 and 2012:

	As of December 31,
	2013	2012
	(in thousands)
Loans in Default - Impairment Status:
Impaired loans in default	$18,266	$60,011
Non-impaired loans in default	6,370	59,004
Total loans in default	$24,636	$119,015

Valuation Allowance on Impaired Loans
Impaired loans in default	$18,266	$60,011
Less: valuation allowance	(18,208)	(51,600)
Net carrying value of impaired loans	$58	$8,411

Concentration by Category based on Collateral Development Status

We have historically classified loans into categories for purposes of identifying and managing loan concentrations. The following table summarizes, as of December 31, 2013 and 2012, respectively, loan principal and interest balances by concentration category:

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 — MORTGAGE INVESTMENTS, LOAN PARTICIPATIONS AND LOAN SALES – continued

	December 31, 2013			December 31, 2012
	(in thousands, except for percentage and unit data)
	Amount	%	#	Amount	%	#
Pre-entitled Land:
Held for Investment	$4,943	16.1%	1	$4,983	4.0%	1
Processing Entitlements	4,548	14.8%	1	4,942	4.0%	1
	9,491	30.9%	2	9,925	8.0%	2
Entitled Land:
Held for Investment	13,782	44.8%	3	12,618	10.1%	2
Infrastructure under Construction	6,370	20.7%	1	7,116	5.7%	1
	20,152	65.5%	4	19,734	15.8%	3
Construction & Existing Structures:
New Structure - Construction in-process	1,106	3.6%	1	43,351	34.7%	3
Existing Structure - Improvements	—	—	—	51,887	41.5%	1
	1,106	3.6%	1	95,238	76.2%	4
Total	30,749	100.0%	7	124,897	100.0%	9
Less: Valuation Allowance	(18,208)			(51,600)
Net Carrying Value	$12,541			$73,297

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

We also classify loans into categories based on the underlying collateral’s projected end-use for purposes of identifying and managing loan concentration and associated risks. As of December 31, 2013 and 2012, respectively, outstanding principal and interest loan balances by expected end-use of the underlying collateral, were as follows:

	December 31, 2013			December 31, 2012
	(in thousands, except for percentage and unit data)
	Amount	%	#	Amount	%	#
Residential	$26,201	85.2%	6	$68,068	54.5%	7
Mixed Use	4,548	14.8%	1	4,942	4.0%	1
Commercial	—	—	—	51,887	41.5%	1
Total	30,749	100.0%	7	124,897	100.0%	9
Less: Valuation Allowance	(18,208)			(51,600)
Net Carrying Value	$12,541			$73,297

With the lack of funding of new loans, the concentration of loans by type of collateral and end-use is expected to remain consistent within our portfolio. As of December 31, 2013 and 2012, respectively, the changes in the concentration of loans by type of collateral and end-use was primarily a result of foreclosures of certain loans.

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

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 — MORTGAGE INVESTMENTS, LOAN PARTICIPATIONS AND LOAN SALES – continued

As a result of the foreclosure of the majority of our legacy loan portfolio, as of December 31, 2013, there were only seven remaining outstanding loans. Of those remaining loans, there were two borrowers whose aggregate outstanding principal and interest totaled $10.9 million, which represented approximately 35% of our total mortgage loan principal and interest outstanding, one of which was non-performing and the other was performing. As of December 31, 2012, there were three borrowers or borrowing groups whose aggregate outstanding principal and interest totaled $93.6 million, which represented approximately 75% of our total mortgage loan principal and interest outstanding, and each of which was in non-accrual status as of December 31, 2012. We recognized no mortgage interest income for these loans during the years ended December 31, 2013, 2012 or 2011. However, as a result of the limited number of performing loans, during the year ended December 31, 2013, two individual loans with average aggregate principal balances totaling $1.4 million collectively accounted for 87.8% of total mortgage loan income for the year and were each in excess of 10% of total mortgage income for 2013. These loans were paid off subsequent to December 31, 2013. During the year ended December 31, 2012, four individual loans with aggregate principal balances totaling $48.9 million collectively accounted for 65% of total mortgage loan income for the year and were each in excess of 10% of total mortgage income for 2012. One such loan was sold during the year ended December 31, 2012 while another was paid off as of December 31, 2012. In addition, six other loans accounted for approximately 77% of total mortgage loan income during the year ended December 31, 2011 and were each in excess of 10% of total mortgage income for 2011.

For the year ended December 31, 2012, SEC rules may have required the presentation and disclosure of audited financial statements for two operating properties that were previously owned by a borrowing group securing loans that represent greater than 20% of our total assets, and which was subsequently acquired through deed-in-lieu of foreclosure by agreement with the borrower in 2013 as described in note 4. Audited financial statements were not available for the year ended December 31, 2012 and the unaudited financial information that was available was incomplete and, in our opinion, was not reliable. Accordingly, we omitted such disclosures for the year ended December 31, 2012.

Mortgage Loan Sales

During the year ended December 31, 2013, we sold no mortgage loans. During the year ended December 31, 2012, we sold one mortgage loans for $3.2 million (net of selling costs), and recognized no gain or loss on sale. During the year ended December 31, 2011, we sold seven mortgage loans for $13.2 million (net of selling costs), of which we financed $7.8 million, and recognized a gain on sale of $0.1 million.

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 — OPERATING PROPERTIES AND REAL ESTATE HELD FOR DEVELOPMENT OR SALE

Operating properties and REO assets consist primarily of properties acquired as a result of foreclosure or purchase and are reported at the lower of cost or fair value, less estimated costs to sell the property. Under GAAP, the foreclosure of a loan and the recording of REO assets are deemed to be a conversion of a monetary asset to a long-lived asset. Further, such assets are valued at fair value at the foreclosure date and this fair value becomes the new basis for financial reporting purposes. REO assets are reported as either operating properties, held for development or held for sale, depending on whether we plan to hold and operate them, develop such assets prior to selling them or instead sell them immediately.

At December 31, 2013, we held total operating properties and REO assets of $202.5 million, of which $12.3 million were held for development, $86.6 million were held for sale, and $103.7 million were held as operating properties. At December 31, 2012, we held total REO assets of $119.0 million, of which $43.0 million was held for development, $54.1 million was held for sale, and $21.9 million was held as operating properties. A summary of operating properties and REO assets owned as of December 31, 2013 and 2012, respectively, by state, is as follows (dollars in thousands):

	December 31, 2013
	Operating Properties		Held For Development		Held For Sale
State	# of Projects	Aggregate Net Carrying Value	# of Projects	Aggregate Net Carrying Value	# of Projects	Aggregate Net Carrying Value
California	—	$—	—	$—	3	$8,596
Texas	1	18,642	1	1,153	4	15,897
Arizona	3	85,041	6	11,109	19	48,226
Minnesota	—	—	—	—	2	6,899
New Mexico	—	—	—	—	2	3,144
Hawaii	—	—	—	—	1	3,800
Total	4	$103,683	7	$12,262	31	$86,562

	December 31, 2012
	Operating Properties		Held For Development		Held for Sale
State	# of Projects	Aggregate Net Carrying Value	# of Projects	Aggregate Net Carrying Value	# of Projects	Aggregate Net Carrying Value
California	—	$—	1	$900	3	$9,141
Texas	1	19,613	4	14,089	1	2,865
Arizona	1	2,302	9	18,609	16	33,866
Minnesota	—	—	2	7,339	—	—
Nevada	—	—	—	—	—	—
New Mexico	—	—	1	2,069	1	1,075
Idaho	—	—	—	—	2	7,103
Total	2	$21,915	17	$43,006	23	$54,050

Following is a roll-forward of REO activity for the years ended December 31, 2013 and 2012 (dollars in thousands):

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 — OPERATING PROPERTIES AND REAL ESTATE HELD FOR DEVELOPMENT OR SALE – continued

	Operating Properties	# of Projects	Held for Development	# of Projects	Held for Sale	# of Projects	Total Net Carrying Value
Balances at December 31, 2011	$19,611	1	$47,252	16	$34,644	24	$101,507

Additions:
Net principal carrying value of loans foreclosed	1,792	1	3,028	1	25,095	6	29,915
Other receivables transferred	93	—	53	—	111	—	257
Property taxes assumed on loans foreclosed	660	—	1,456	—	978	—	3,094
Capital costs additions	1,511	—	645	—	53	—	2,209

Reductions:
Cost of Properties Sold	—	—	(83)	—	(16,095)	(7)	(16,178)
Recoveries	(94)	—	(15)	—	(66)	—	(175)
Depreciation	(1,658)	—	—	—	—	—	(1,658)
Impairment	—	—	—	—	—	—	—
Transfers, net	—	—	(9,330)	—	9,330	—	—

Balances at December 31, 2012	21,915	2	43,006	17	54,050	23	118,971

Additions:
Net principal carrying value of loans foreclosed	52,395	2	7,730	1	—	—	60,125
Fair value adjustment of assets acquired through foreclosure (1)	30,739	—	—	—	—	—	30,739
Other receivables transferred	493	—	—	—	4,075	2	4,568
Property taxes assumed on loans foreclosed	—	—	27	—	—	—	27
Capital costs additions	990	—	1,614	—	339	—	2,943

Reductions :
Cost of Properties Sold	—	—	(1,089)	—	(9,825)	(5)	(10,914)
Impairment	—	—	—	—	(1,103)	—	(1,103)
Depreciation	(2,849)	—	—	—	—	—	(2,849)
Transfers, net	—	—	(39,026)	(11)	39,026	11	—
Balances at December 31, 2013	$103,683	4	$12,262	7	$86,562	31	$202,507

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

Operating properties includes depreciable building and improvements, furniture, fixtures and equipment, and tenant improvements with balances totaling $67.3 million, net of accumulated depreciation and amortization of $7.6 million.

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

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 — OPERATING PROPERTIES AND REAL ESTATE HELD FOR DEVELOPMENT OR SALE – continued

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

In connection with the recording of the deed-in-lieu of foreclosure, we recorded the assets and liabilities on a gross basis at their estimated fair values based on appraisals received for such assets, but not in excess of our net basis in the loans. This included property, plant and equipment with a carrying value at the date of acquisition of approximately $91.4 million, as well as a mortgage note payable of approximately $24.7 million, a capital lease obligation of approximately $1.3 million, and accounts payable and accrued liabilities of $3.4 million. The appraised values of such assets were equal to or in excess of the new assets recorded.
Of the assets acquired in the transaction, the operating hotels are classified as operating properties in our hospitality and entertainment segment, while the 28-lot residential subdivision is classified as real estate held for development.
The Sedona Assets contributed approximately $13.0 million to hospitality and entertainment revenue and $0.2 million to pre-tax net loss (inclusive of $2.0 million of project-specific interest expense) for the period from May 14, 2013 (the date of acquisition) through December 31, 2013. The following table presents estimated unaudited pro forma information during the years ended December 31, 2013 and 2012, including debt service amounts for long-term debt and capital leases other than interest attributable to loans payable to us, as if the acquisitions had been consummated on January 1, 2012.

	Year Ended December 31, 2013		Year Ended December 31, 2012
(Amounts in thousands)	Actual	Proforma	Actual	Proforma
Revenue	$23,326	$30,452	$4,764	$24,278
Net income (loss)	$(26,205)	$(26,531)	$(32,192)	$(32,918)

In addition, during the year ended December 31, we acquired two single-family residences in connection with a guarantor settlement with a combined gross estimated fair value of approximately $4.1 million.
Other than the assets described above, we did not foreclose on any other loans during the year ended December 31, 2013. During the year ended December 31, 2012, we foreclosed on 9 loans (resulting in 8 property additions) and took title to the underlying collateral with net carrying values totaling $29.9 million.

The number of REO property additions does not necessarily correspond directly to the number of loan foreclosures as some loans have multiple collateral pieces that are viewed as distinct REO projects or, alternatively, we may have foreclosed on multiple loans to one borrower relating to the same REO project.

REO Sales

We are periodically approached on an unsolicited basis by third parties expressing an interest in purchasing certain REO assets. However, except for those assets designated for sale, management had not developed or adopted any formal plan to dispose of these assets or such assets do not meet one or more of the GAAP criteria as being classified as held for sale (for example, the anticipated disposition period may extend beyond one year).

During the year ended December 31, 2013, we sold seven REO assets (or portions thereof) for $12.4 million (net of selling costs), of which we financed $1.1 million, resulting in a net gain of approximately $1.4 million. During the year ended December 31, 2012, we sold eight REO assets or portions thereof for $17.2 million (net of selling costs), for a gain of $1.0 million. During the year ended December 31, 2011, we sold seven REO assets or portions thereof for $9.4 million (net of selling costs), of which we financed $0.2 million, resulting in a gain on disposal of real estate of $0.3 million.

REO Planned Development

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 — OPERATING PROPERTIES AND REAL ESTATE HELD FOR DEVELOPMENT OR SALE – continued

Costs related to the development or improvements of the real estate assets are generally capitalized and costs relating to holding the assets are generally charged to expense. Cash outlays for capitalized development costs totaled $2.9 million, $1.4 million and $0.8 million during the years ended December 31, 2013, 2012 and 2011, respectively. In addition, costs and expenses related to operating, holding and maintaining such properties (including property taxes), which are expensed and included in property taxes and other operating expenses for REO assets in the accompanying consolidated statement of operations, totaled approximately $16.6 million, $7.4 million and $6.2 million for the years ended December 31, 2013, 2012 and 2011, respectively.

We are continuing to evaluate our use and disposition options with respect to our REO projects. REO assets that are classified as held for sale are measured at the lower of carrying amount or fair value, less estimated cost to sell and are subject to quarterly fair value analysis. REO assets that are classified as held for development or as operating properties are considered “held and used” and are evaluated for impairment when circumstances indicate that the carrying amount exceeds the sum of the undiscounted net cash flows expected to result from the development and eventual disposition of the asset. During the year ended December 31, 2013, we transferred 11 properties with a carrying value of $39.0 million previously held for development to held for sale based on a formal plan to dispose of such assets adopted by management. Similarly, during the year ended December 31, 2012, we transferred certain properties with a carrying value of $9.3 million previously held for development to held for sale based on a formal plan to dispose of such assets adopted by management.

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

Based on our assessment of impairment of REO held for development or operating properties, we recorded impairment charges of $1.1 million, $0.0 million and $1.5 million during the years ended December 31, 2013, 2012 and 2011, respectively. In 2013, the impairment charges were primarily to adjust the fair value of our REO held for sale. The impairment charges in 2011 were primarily a result of a change in management’s disposition strategy for selected REO assets from a development approach to a disposal approach based on recent values consistent with the change in business strategy resulting from the Conversion Transactions.

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 5 - PREFERRED EQUITY INVESTMENT AND DERIVATIVE INVESTMENT RECEIVABLE
Preferred Equity Investment
During the year ended December 31, 2013, we entered into a limited liability agreement to form a joint venture with unrelated parties for the purpose of acquiring a multi-family portfolio comprised of 14 apartment communities across six states, which is being managed by a third party, national firm, specializing in multi-family assets. Under the terms of the joint venture agreement, we contributed $15 million through one of our wholly-owned subsidiaries that held the status of a preferred member. Another of our wholly-owned subsidiaries contributed no capital, but serves as a limited guarantor member on the senior indebtedness of the joint venture that is secured by the acquired operating properties. No other capital contributions were required by us. A non-IMHFC member served as the managing member of the joint venture. Our preferred member interest was secured by the other non-IMHFC members’ interest in each of the single member LLC’s that hold title to real property owned by each respective LLC.
Under the terms of the joint venture agreement, the joint venture was required to redeem our preferred membership interest for the redemption price (as defined in the joint venture agreement) on or before the second anniversary of the closing date, or the redemption date could have been extended at the joint venture’s option for one additional year for a fee to the Company of $0.3 million. We were also entitled to a 15% annualized return on our $15 million preferred equity investment, and we were further entitled to an exit fee equal to the greater of 4% of our original investment or 1.5% of the fair market value of the portfolio assets of the joint venture at the two year preferred equity redemption date, as described further below.
Additionally, we were entitled to retain a 15% carried interest in the profits of the entire investment portfolio, after payment of the preferred returns to us and similar preferred returns of non-IMHFC members. Further, we were entitled to effectively receive all available cash flow of the joint venture until we received the entirety of our preferred equity investment and any accrued and unpaid preferred return amounts. The non-IMHFC members are obligated to fund any shortfalls in our preferred return.
During the fourth quarter of 2013, we sold our preferred equity investment in the joint venture to the holder of the other primary interests in the joint venture for approximately $19 million which exceeded the collective carrying value of our preferred equity investment and derivative investment receivable as of the closing date. However, the Company continues to serve as a limited guarantor member on the senior indebtedness of the joint venture that is secured by the acquired operating properties, and we may receive additional remuneration until we are released from the limited guarantee. We shall remain as a limited guarantor until the earlier of 1) the borrower's identification of a suitable substitute guarantor (which the borrower is actively pursuing) or 2) repayment of the senior indebtedness which matures on February 28, 2017. The Company is entitled to quarterly payments of $0.3 million to $0.5 million beginning in 2014 until the guarantee is released. The Company’s obligation would be limited to the amount of debt service payments in the event of default by the borrower. The principal balance of the senior indebtedness as of December 31, 2013 was approximately $95.3 million as compared to the estimated fair value of the underlying collateral of approximately $110.0 million (unaudited). The collateral consists of 12 operating multifamily properties with an average occupancy of approximately 82.9% (unaudited). The net operating cash flows has proven sufficient to cover debt service payments required under the loan which are collected through a lockbox. As a result, we have not recorded any liability related to our limited guarantee because we believe there is a remote likelihood of any liability to us given these factors; however, in the event of nonperformance by the borrowers, there could be a material impact to the Company.
Accounting for Preferred Equity Investment
As a result of the passive nature of this investment by us, the mandatory redemption feature of the investment, the defined preferred return, and other repayment and security features of the investment, the investment was accounted for as a debt security investment held to maturity, whereby we were recording the 15% annual preferred return over the term of the investment period using the effective interest method. Similarly, the deferred origination fees, net of direct costs was being amortized over the term of the investment using the effective interest method as an adjustment to yield.

In addition, as described above, we were further entitled to an exit fee equal to the greater of 4% of our original investment or 1.5% of the fair market value of the portfolio assets of the joint venture at the two year preferred equity redemption date. At the date of execution of the agreement, we estimated that the fair market value of the underlying assets to be approximately $190 million at the redemption date. We then discounted the computed exit fee using a discount rate of 12%. Accordingly, we had recorded the exit fee as a derivative investment receivable in our consolidated balance sheet in the amount of $2.25 million. The

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - PREFERRED EQUITY INVESTMENT AND DERIVATIVE INVESTMENT RECEIVABLE - continued

offsetting amount was treated as a discount on the investment which was being amortized as an adjustment to investment income over the term of the investment using the effective interest method.
During the year ended December 31, 2013 we recognized approximately $2.1 million in investment income relating to the recognition of the preferred return and amortization of the exit fee from this investment as described above. In addition, we recognized a gain of $3.0 million upon disposition of the investment which is included in investment and other interest income in the accompanying consolidated statement of operations. Also, in connection with the agreement for one of our wholly-owned subsidiaries to continue to serve as a limited guarantor member on the senior indebtedness of the joint venture that is secured by the acquired operating properties, we received $0.3 million in the fourth quarter of 2013 and we may receive additional remuneration in 2014 until we are released from the limited guarantee. Such payments are considered earned when paid.
NOTE 6 — FAIR VALUE

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

Similarly, REO assets that are classified as held for sale are measured at the lower of carrying amount or fair value, less estimated cost to sell. REO assets that are classified as operating properties or held for development are considered “held and used” and are evaluated for impairment when circumstances indicate that the carrying amount exceeds the sum of the undiscounted net cash flows expected to result from the development and eventual disposition of the asset. If an asset is considered impaired, an impairment loss is recognized for the difference between the asset’s carrying amount and its fair value, less estimated cost to sell. If we elect to change the disposition strategy for our real estate held for development, and such assets were deemed to be held for sale, we may record additional impairment charges, and the amounts could be significant.

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

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 — FAIR VALUE – continued

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

A description of each of the valuation approaches and their applicability to our portfolio follows:

Development Approach

The development approach relies on pricing trends, absorption projections, holding costs and the relative risk given these assumptions for a particular project. This approach then discounts future net cash flows to derive the estimated fair value. This approach is consistent with a modeling technique known as residual analysis commonly used in our industry which is based on the assumption that completing the development of the collateral was the highest and best use of the property. As indicated by market participants, a development approach and related rates of return are used in determining purchase decisions. As such, the valuation is intended to reflect the project’s performance under certain parameters, paralleling the process employed by market participants. This analysis is very dependent upon end-use pricing and absorption. In addition to consideration of recent sales of comparable properties (which in the current market may include distressed transactions such as foreclosure sales), the valuation also relies on current listings of comparable properties with primary emphasis placed on comparable properties available for resale within the similar competitive market, as well as market participant opinions. This collection of data is used to derive a qualitative analysis using the sales comparison approach in estimating current individual lot pricing and reasonable premium levels. In addition, the valuation contemplates a non-leveraged internal rate of return based on indications from market participants. This approach, which we consider an “as developed” approach, is generally applied to collateral and REO which have achieved entitlement status and whose development is reasonably assured in light of current market conditions. Prior to the disruption in the real estate market, this methodology was generally utilized in underwriting each loan as well as for purposes of annual valuation of our portfolio.

Income Capitalization Approach

The income capitalization approach is a method of converting the anticipated economic benefits of owning property into a value through the capitalization process. The principle of “anticipation” underlies this approach in that investors recognize the relationship between an asset's income and its value. In order to value the anticipated economic benefits of a particular property, potential income and expenses must be projected, and the most appropriate capitalization method must be selected. The two most common methods of converting net income into value are direct capitalization and discounted cash flow. In direct capitalization, net operating income is divided by an overall capitalization rate to indicate an opinion of fair value. In the discounted cash flow method, anticipated future cash flows and a reversionary value are discounted to an opinion of net present value at a chosen yield rate (internal rate of return). Investors acquiring this type of asset will typically look at year one returns, but must consider long-term strategies. Hence, depending upon certain factors, both the direct capitalization and discounted cash flow techniques have merit. This approach is generally applied to our operating properties or collateral consisting of fully constructed buildings with existing or planned operations and for which operating data is available and reasonably accurate.

Sales Comparison Approach

When market participant data is either not available or not accurate (such as in a disrupted market), and other valuation approaches are not relevant to or appropriate for a particular project, the sales comparison approach is generally used to determine fair value. Market participants generally rely on speculative land sales when making a decision to purchase land in certain market area. Thus, in the absence of relevant, accurate market data, this approach is generally applied and is considered an “as is” approach.

Recent Offers Received and Executed Purchase and Sale Agreements

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 — FAIR VALUE – continued

For projects in which we have received a bona fide written third-party offer (or have executed a purchase and sale agreement) to buy our real estate or loan, or we or the borrower has received a bona fide written third-party offer (or has executed a purchase and sale agreement) to buy the related project, we generally utilize the offer or agreement amount in cases in which such amount may fall outside our current valuation conclusion. Such offers or agreements are only considered if we deem it to be valid, reasonable, negotiable, and we believe the counterparty has the financial wherewithal to execute the transaction. When deemed appropriate, the offers received are discounted to allow for potential changes in our on-going negotiations.

Factors Affecting Valuation

The underlying collateral of our loans and our REO varies by stage of completion, which consists of either raw land (also referred to as pre-entitled land), entitled land, partially developed, or mostly developed/completed lots or projects. Historically, for purposes of determining whether a valuation allowance was required, we primarily utilized a modeling technique utilizing the development approach, known as residual analysis commonly used in the lending industry, which is based on the assumption that development of our collateral was the highest and best use of the property.

As a result of disruptions in the real estate and capital markets, and the resulting high volatility of real estate values between 2008 and 2010, we engaged independent third-party valuation firms to provide periodic complete valuation reports for the majority of our loans and REO assets. Subsequent to 2010, we noted indications that a stabilizing trend in real estate market values began to unfold and, in certain circumstances, improved for some markets. As a result, during 2013 and 2012 we reduced the extent to which we utilized independent third-party valuation firms to assist with our analysis of fair value of the collateral supporting our loans and REO. While we continue to utilize third party valuations for selected larger assets on a periodic basis as circumstances warrant, we rely largely on our asset management consultants and internal staff to gather available market participant data from independent sources to update assumptions used to derive fair value of the collateral supporting our loans and real estate owned for assets not subject to third party valuation.

Our fair value measurement is based on the highest and best use of each property which is generally consistent with our current use for each property subject to valuation. In addition, our assumptions are established based on assumptions that believe market participants for those assets would also use. During the year ended December 31, 2013 and 2012, we performed both a macro analysis of market trends and economic estimates, as well as a detailed analysis on selected significant loan and REO assets. Based on our analysis of macro market and economic conditions, market confidence appears to continue to improve in numerous markets in which our assets are located as evidenced by marked improvement in sales activity and pricing.

The following is a summary of the procedures performed in connection with our fair value analysis as of and for the years ended December 31, 2013 and 2012:

1.
We reviewed the status of each of our loans to ascertain the likelihood that we will collect all amounts due under the terms of the loans at maturity based on current real estate and credit market conditions.

2.
We reviewed the status of each of our REO assets to determine whether such assets continue to be properly classified as held for sale, held for development or as operating properties as of the reporting date.

3.
During various quarterly periods during the years ended December 31, 2013 and 2012, we engaged third-party valuation specialists on a periodic basis to provide complete valuations for certain selected loans and/or REO assets. Assets selected for complete valuation generally consisted of larger assets, those for which foreclosure is impending or was recently completed, and assets whose value might be impaired based on recent market participant activity or other value indicators. Specifically, in connection with the acquisition of certain assets via deed-in-lieu of foreclosure that occurred during the quarter ended June 30, 2013 (as disclosed in note 4), we ordered updated valuation reports from independent third-party valuation firms for the three portions of significant collateral acquired in the foreclosure, specifically for the hotel operations acquired and the 28-lot residential subdivision located in Sedona, Arizona. This resulted in a reduction of the related reserves by $6.5 million of which $2.2 million was recognized during the quarter ended March 31, 2013 and $4.3 million during the quarter ended June 30, 2013.

4.
For the period ended December 31, 2013, given the lack of significant change in overall general market conditions since December 31, 2012, we performed internal analysis to evaluate fair value for the balance of the portfolio not covered by

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 — FAIR VALUE – continued

third-party valuation reports, negative assurance letters or existing offers or purchase and sale agreements. Our internal analysis of fair value included a review and update of current market participant activity, overall market conditions, the current status of the project, our direct knowledge of local market activity affecting the project, as well as other market indicators obtained through our asset management group and various third parties to determine whether there were any indications of a material increase or decrease in the value of the underlying collateral since the last complete third party valuation for such assets. Our asset-specific analysis focused on the higher valued assets of our total loan collateral and REO portfolio. We considered the results of our analysis and the potential valuation implication to the balance of the portfolio based on similar asset types and geographic location.

5.
In addition, for projects for which we have received a bona fide written third-party offer to buy our loan or REO asset (or have executed a purchase and sale agreement), or the borrower has received a bona fide written third-party offer to buy the related project (or has executed a purchase and sale agreement), we generally utilized the offer or agreement amount in cases in which such amount may outside our current valuation conclusion. Such offers or agreements are only considered if we deem it to be valid, reasonable and negotiable, and we believe the counterparty has the financial wherewithal to execute the transaction.

Following is a table summarizing the methods used by management in estimating fair value for the period ended December 31, 2013 and 2012:

	December 31, 2013				December 31, 2012
	% of Carrying Value				% of Carrying Value
	Mortgage Loans Held for Sale, Net		Real Estate Held for Sale		Mortgage Loans Held for Sale, Net		Real Estate Held for Sale
Basis for Valuation	#	Percent of Carrying Value	#	Percent of Carrying Value	#	Percent of Carrying Value	#	Percent of Carrying Value
Third party valuations	—	—	2	10%	1	71%	2	17%
Third party offers	—	—	7	55%	—	—	6	34%
Management analysis	7	100%	22	35%	8	29%	15	49%
Total portfolio	7	100%	31	100%	9	100%	23	100%

As of December 31, 2013 and 2012, the highest and best use for the majority of real estate collateral and REO held for sale was deemed to be held for investment and/or future development, rather than being subject to immediate development. A summary of the valuation approaches taken and key assumptions that we utilized to derive fair value, is as follows:

	December 31, 2013				December 31, 2012
	% of Carrying Value				% of Carrying Value
	Mortgage Loans Held for Sale, Net		Real Estate Held for Sale		Mortgage Loans Held for Sale, Net		Real Estate Held for Sale
Valuation Methodology	#	Percent of Carrying Value	#	Percent of Carrying Value	#	Percent of Carrying Value	#	Percent of Carrying Value
Comparable sales (as-is)	6	100%	21	28%	6	18%	16	65%
Development approach	1	—	3	17%	2	11%	1	1%
Income capitalization approach	—	—	—	—	1	71%	—	—
Third party offers	—	—	7	55%	—	—	6	34%
Total portfolio	7	100%	31	100%	9	100%	23	100%

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 — FAIR VALUE – continued

•
For the projects that included either unentitled or entitled raw land lacking any vertical or horizontal improvements, given the current distressed state of the real estate and credit markets, the development approach was deemed to be unsupportable because market participant data was insufficient or other assumptions were not readily available; the “highest and best use” standard in these instances required such property to be classified as “held for investment” purposes until market conditions provide observable development activity to support a valuation model for the development of the planned site. As a result, we utilized a sales comparison approach using available data to determine fair value.

•
For the projects containing partially or fully developed lots, the development approach was generally utilized, with assumptions made for pricing trends, absorption projections, holding costs, and the relative risk given these assumptions. For the years ended December 31, 2013 and 2012, annual discount rates utilized ranged from 9% to 30%, depending on property type and location. The assumptions were based on currently observable available market data.

•
For operating properties, the income approach (applicable to our largest loan in 2012 which converted to an operating property in 2013 upon foreclosure), using the direct capitalization and discounted cash flow methods, was used. The anticipated future cash flows and a reversionary value were discounted to the net present value at a chosen yield rate. For the years ended December 31, 2013 and 2012, capitalization rates utilized ranged from 7.5% to 8.5%, depending on property type and location. The assumptions were based on currently observable available market data. The increased demand and availability of debt led to a decline in capitalization rates, an increase in per-square foot pricing, and the initial signs in the recovery of the market in terms of total volume for certain assets.

Selection of Single Best Estimate of Value

As previously described, we have historically obtained periodic valuation reports from third-party valuation specialists, consultants and/or from our internal asset management departments for the underlying collateral of our loans and REO held for sale. The results of our valuation efforts generally provide a range of values for the collateral valued rather than a single point estimate because of variances in the potential value indicated from the available sources of market participant information. The selection of a value from within a range of values depends upon general overall market conditions as well as specific market conditions for each property valued and its stage of entitlement or development. In selecting the single best estimate of value, we consider the information in the valuation reports, credible purchase offers received and agreements executed, as well as multiple observable and unobservable inputs.

Valuation Conclusions

Based on the results of our evaluation and analysis, during the year ended December 31, 2013 we recorded a non-cash recovery of credit losses of $6.5 million on our loan portfolio relating primarily to the improved value for the hotel operations and residential lots acquired through foreclosure as previously described. The improved value was reflective of improved operating results and improved market conditions for the hospitality sector and the pricing and absorption assumptions for the residential lots as it pertains to the related assets. In addition, we recorded and other net recoveries of credit losses of $1.5 million during the year ended December 31, 2013 relating to the collection of cash and other assets from certain guarantors on prior loans. Also, as described in note 5, we recorded no gain or loss resulting from the fair value analysis of our derivative investment during the year ended December 31, 2013.

During the year ended December 31, 2012, we recorded a non-cash recovery of credit losses of $0.3 million as a result of our evaluation and analysis on our loan portfolio, and additional cash recoveries of credit losses of $1.8 million received relating to the collection of notes receivable from certain guarantors for which an allowance for credit loss had been previously recorded.
For the year ended December 31, 2011, we recorded provisions for credit losses, net of recoveries, of $1.0 million. In addition, during the years ended December 31, 2013, 2012 and 2011, we recorded impairment charges of $1.1 million, $0 and $1.5 million, respectively, relating to the further write-down of certain real estate owned.

As of December 31, 2013, the valuation allowance totaled $18.2 million, representing 59.2% of the total outstanding loan principal and accrued interest balances. As of December 31, 2012, the valuation allowance totaled $51.6 million, representing 41.3% of the total outstanding loan principal and accrued interest balances. The reduction in the valuation allowance in total is primarily attributed to the transfer of the valuation allowance associated with loans on which we foreclosed and the resulting charge off of valuation allowance on loans sold during the respective years.

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 — FAIR VALUE – continued

With the existing valuation allowance recorded as of December 31, 2013, we believe that, as of that date, the fair value of our loans and REO assets held for sale is adequate in relation to the net carrying value of the related assets and that no additional valuation allowance is considered necessary. While the above results reflect management’s assessment of fair value as of December 31, 2013 and 2012 based on currently available data, we will continue to evaluate our loans in fiscal 2013 and beyond to determine the adequacy and appropriateness of the valuation allowance and to update our loan-to-value ratios. Depending on market conditions, such updates may yield materially different values and potentially increase or decrease the valuation allowance for loans or impairment charges for REO assets.

Valuation Categories

The were no losses recorded during the years ended December 31, 2013 in the categories for which net mortgage loans and REO held for sale were measured at fair value on a non-recurring basis based upon the lowest level of significant input to the valuation as of December 31, 2013.

During the year ended December 31, 2013, we recorded losses of $1.1 million for one asset that was measured at fair value using Level 2 inputs based on an offer received. Additionally, there were no other assets that were measured at fair value using Level 1 or Level 2 inputs for which any losses were recorded during the year ended December 31, 2012. Generally, all of our mortgage loans and REO held for sale are valued using significant unobservable inputs (Level 3) obtained through third party appraisals, except for such assets for which third party offers were used, which are considered Level 2 inputs. Changes in the use of Level 3 valuations are based solely on whether we utilized third party offers for valuation purposes.

NOTE 7 — MANAGEMENT FEES AND RELATED PARTY ACTIVITIES

SWI Fund Management, Investment and Advisory Fee Revenue

In connection with our prior management of the SWI Fund, we were entitled to various amounts for services rendered, including an asset management fee, organization fees, acquisition fees and origination fees. In addition, we were entitled to an allocation of SWI Fund earnings after the investor members have achieved an annual cumulative preferred return on GAAP equity of 8%. In connection with the completion of the SWI Fund which was wound up during the year ended December 31, 2013, we elected to forego certain fees that we would have otherwise been untitled to during 2013. During the years ended December 31, 2012 and 2011, we earned total fees related to our management of the SWI Fund of $0.2 million and $0.5 million, respectively, which is included in investment and other income in the accompanying consolidated statements of operations. As no fees were paid to us during the year ended December 31, 2013, a summary of the various fees earned by us during the years ended December 31, 2012 and 2011 follows (in thousands):

Description of Fee	2012	2011
1.75% of cost basis of SWI Fund assets divided by 12 months, payable monthly, reduced by 50% of origination fees earned	$88	$208
2% of acquisition price of each investment, reduced by origination fees earned	53	215
Origination fees are negotiated with the borrower and vary by loan	42	55

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 — DEBT, NOTES PAYABLE AND SPECIAL ASSESSMENT OBLIGATIONS

At December 31, 2013 and 2012, our debt, notes payable and special assessment obligations consisted of the following (in thousands):

	December 31,
	2013	2012
		(restated)

Convertible note payable dated June 7, 2011, secured by substantially all Company assets, bears contractual annual interest at 17%, of which 12% is payable in cash and 5% may be deferred, matures June 2016, carrying amount net of discount of $5.4 million and $7.5 million at December 31, 2013 and 2012, respectively	$54,975	$49,961
Note payable assumed on May 14, 2013 in connection with a deed-in-lieu of foreclosure acquisition, secured by two operating hotel properties, bears annual interest of 12%, matures March 28, 2014 (extended to March 2017 subsequent to year end)	24,618	—
Exit fee payable in connection with $50 million convertible note payable dated June 7, 2011, matures June 2016, related discount being amortized into convertible loan balance	10,448	10,448
Note payable dated February 15, 2013, secured by an operating commercial building and other real estate, bears annual interest of 12%, matured February 19, 2014 (paid off subsequent to year end)	10,000	—
Note dated December 31, 2009, secured by residential lots, non-interest bearing (12% imputed interest), matured December 31, 2012, unamortized discount of $0 at December 31, 2013 and 2012. In accordance with bankruptcy ruling, $3.1 million of principal is subject to 5% annual interest commencing October 1, 2012	5,220	5,220
Liens secured by residential property acquired in 2013 in connection with a guarantor settlement	3,787	—
Community facility district bonds dated 2005, secured by residential land located in Buckeye, Arizona, annual interest rate ranging from 5%-6%, matures April 30, 2030	3,465	3,699
Settlement payable dated June 2012 with a municipality for outstanding property tax and related obligations for certain parcels payable over five and ten years, bearing annual interest of 10%, maturing in June 2017 and 2022, respectively.	2,268	3,308
Special assessment bonds dated between 2002 and 2007, secured by residential land located in Dakota County, Minnesota, annual interest rate ranging from 6%-7.5%, maturing various dates through 2022	1,874	2,332
Development assistance note payable to Apple Valley Economic Development Authority, dated March 29, 2013, secured by developmental real estate, annual interest rate 6%, maturing December 31, 2016. Expected to be forgiven upon completion of Apple Valley, MN development project, subject to various requirements	150	—
Note dated September 26, 2012 secured by commercial land with a carrying value of $1.3 million, bears annual interest at 4%, matures September 26, 2015.	—	850
Totals	$116,805	$75,818

Interest expense for years ended December 31, 2013, 2012 and 2011 was $19.2 million, $15.2 million and $9.8 million, respectively. As discussed in note 15, subsequent to December 31, 2013, the Company repaid outstanding indebtedness in the amount of $10 million.

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 — DEBT, NOTES PAYABLE AND SPECIAL ASSESSMENT OBLIGATIONS – continued

Convertible Notes Payable/Exit Fee Payable

On June 7, 2011, we entered into and closed funding of a $50.0 million senior secured convertible loan with NW Capital. The loan matures on June 6, 2016 and bears interest at a rate of 17% per year. The lender elected to defer all interest due through December 7, 2011 and 5% of the interest accrued from December 8, 2011 to December 31, 2011. Thereafter, the lender, at its sole option, may make an annual election to defer a portion of interest due representing 5% of the total accrued interest amount, with the balance 12% payable in cash. The lender made its election to defer the 5% portion for the years ended December 31, 2013 and 2012 and subsequent to year end, the lender also elected to defer for the year ending December 31, 2014. Deferred interest is capitalized and added to the outstanding loan balance on a quarterly basis. As of December 31, 2013 and 2012, deferred interest added to the principal balance of the convertible note totaled $10.4 million and $7.4 million, respectively. Interest is payable quarterly in arrears beginning on January 1, 2012, and thereafter each April, July, October and January during the term of the loan.

In addition, we are required to pay an exit fee (“Exit Fee”) at maturity equal to 15% of the then outstanding principal, unpaid accrued and deferred interest and other amounts owed under the loan agreement. The Exit Fee is considered fully earned under the terms of the loan agreement and has been recorded as a liability with an offsetting amount reflected as a discount to the convertible note payable. The Exit Fee and corresponding discount of $10.4 million was estimated assuming the lender elects its annual interest deferral option over the term of the loan. This amount is being amortized to interest expense over the term of the loan using the effective interest method. As of December 31, 2013 and 2012, the unamortized discount totaled approximately $5.4 million and $7.5 million, respectively. The amortized discount added to the principal balance of the convertible note during the years ended December 31, 2013 and 2012 totaled approximately $2.0 million and 2.0 million, respectively.

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

Dividends on the Series A preferred stock will accrue from the issue date at the rate of 17% of the issue price per year, compounded quarterly in arrears. A portion of the dividends on the Series A preferred stock (generally 5% per annum) is payable in additional shares of stock. Generally, no dividend may be paid on the common stock during any fiscal year unless all accrued dividends on the Series A preferred stock have been paid in full. However, the lender agreed to allow the payment of dividends to common stockholders for up to the first seven quarters following the loan closing in an annual amount of up to 1% of the net book value of the Company’s common stock as of the immediately preceding December 31.

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 — DEBT, NOTES PAYABLE AND SPECIAL ASSESSMENT OBLIGATIONS – continued

All issued and outstanding shares of Series A preferred stock will automatically convert into common stock upon closing of the sale of shares of common stock to the public at a price equal to or greater than 2.5 times the $9.58 conversion price in a firm commitment underwritten public offering and listing of the common stock on a national securities exchange within three years of the date of the loan, resulting in at least $250.0 million of gross proceeds.

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

Other Notes Payable Activity

As described in Note 4, during the year ended December 31, 2013, we assumed a note payable with a balance of $24.6 million at December 31, 2013 from a bank in connection with a deed-in-lieu of foreclosure that is secured by the related hotel operating properties with a gross asset basis of approximately $83.0 million at December 31, 2013. The note payable bears annual interest of 12%, with required monthly payments of principal and interest and the outstanding principal due at maturity. The note matures on March 28, 2014. We obtained approval from NW Capital in connection with this financing. Subsequent to December 31, 2013, we negotiated with the lender to extend the maturity date of the loan for a three year period at a reduced annual interest rate of 8.0%, with interest only payments for the first year of the loan, and monthly payments of approximately $0.2 million thereafter until maturity.
During the year ended December 31, 2013, we secured financing of $10.0 million from CanPartners that is secured by certain REO assets with a carrying value of $24.8 million at December 31, 2013. The note payable bears annual interest of 12%, with required monthly payments of interest and the outstanding principal due at maturity. The note matured in February 2014 at which time the balance was repaid in full. Under the terms of the loan, we were required to maintain a minimum $5.0 million balance of cash and cash equivalents. We obtained approval from NW Capital in connection with this financing.
During the year ended December 31, 2013, we acquired a residential property with a fair value of $3.8 million in connection with a judgment obtained against a former guarantor on certain mortgage loans. The residential property is subject to four liens which have sole recourse to the residential property. Such liens aggregate approximately $22.4 million in principal, exclusive of unpaid interest. We have recorded such liens at their fair value, which was determined to be the fair value of the related asset which totals $3.8 million at December 31, 2013.
In connection with our proposed development to construct a multifamily housing development in Apple Valley, Minnesota, during the year ended December 31, 2013, we entered into, among other agreements, a business subsidy agreement and related loan agreement dated March 29, 2013 with the Apple Valley Economic Development Authority (EDA). Under the terms of the business subsidy agreement, the EDA has agreed to advance to us up to $1.1 million in the form of a loan. The amount of the loan shall not exceed the amount received from Dakota County for the statutory penalty and interest on special assessment taxes, which were

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 — DEBT, NOTES PAYABLE AND SPECIAL ASSESSMENT OBLIGATIONS – continued

assessed in the tax years 2007 through 2011, for which we have recorded a liability. If we complete the development project as intended no later than December 31, 2015, and certain other conditions are satisfied, and no event of default occurs, the EDA is expected to forgive the loan in its entirety. The loan bears interest at the rate of 6.0% per annum and shall accrue until the loan is satisfied or paid in full. If we do not meet the specified goals, the loan and all accrued unpaid interest must be repaid on or before December 31, 2016. In addition, under the agreement, we are not allowed to sell, transfer or otherwise convey all or part of the property for a period of five years following completion without the prior written consent of EDA. As of December 31, 2013, the total amount advanced to us under the loan agreement was $0.2 million.
In conjunction with our Apple Valley, Minnesota development project described above, we also entered into a settlement agreement in June 2012 with the municipality with respect to outstanding past due property taxes, penalties and interest on various parcels totaling $3.7 million and bearing annual interest of 10%. Under the terms of the settlement agreement, we are required to make annual payments over either a five or ten year period, depending on the parcel. Upon execution of the agreement, we were required to make an immediate payment for the first annual installment totaling $0.4 million. During 2013, we sold certain parcels to the City of Apple Valley, the proceeds of which were required to be used to pay the related settlement balance due on such parcels of $0.7 million. We also paid the annual installment for remaining parcels in 2013 in the amount of $0.3 million. The outstanding balance of the settlement obligation totaled $2.3 million and $3.3 million at December 31, 2013 and 2012, respectively.
Under the terms of a previous settlement agreement in 2010, we executed two promissory notes for certain golf club memberships totaling $5.2 million. The notes are secured by the security interest on the related residential lots, were non-interest bearing and matured on December 31, 2012. Due to the non-interest bearing nature of the loans, in accordance with applicable accounting guidance, we imputed interest on the notes at our incremental borrowing rate of 12% per annum and recorded the notes net of the discount. The discount was being amortized to interest expense over the term of the notes and totaled approximately $0.6 million and $0.5 million during the years ended December 31, 2012 and 2011, respectively, and was fully amortized as of December 31, 2012. During the years ended December 31, 2013 and 2012, we made principal payments of $0 and $90,000 under the note of in connection with the sale of residential lots. We are continuing to accrue interest at the default rate of 10% per annum. At December 31, 2013 and 2012, the net principal balance of the notes payable remained unchanged at $5.2 million and default interest reflected in accrued interest payable totaled $1.1 million and $0.5 million at December 31, 2013 and 2013, respectively. The notes are secured by certain REO assets that have a carrying value of approximately $4.8 million as of December 31, 2013. During the year ended December 31, 2012, we defaulted for strategic reasons on the terms of an agreement related to the loan, which resulted in an acceleration of the maturity date of such debt. The lender filed a notice of delinquency and a notice of trustee sale was scheduled for June 12, 2012. The subsidiary that owns these assets was placed into bankruptcy which stayed the trustee sale. In addition, since this strategic default and bankruptcy constituted an event of default under the NW Capital loan, management obtained a waiver from NW Capital regarding this action. During the year ended December 31, 2013, the bankruptcy court rejected our proposed plan of reorganization and lifted the stay on the trustee sale. However, we sought and obtained leave to appeal with the district court which stayed the bankruptcy court's order. As a result, the lender is presently stayed from conducting its trustee sale until the district court decides the appeal, the timing of which is undeterminable at this time. The related REO asset is currently stated at its net realizable value. Should the creditor take title to the REO asset as a result of the lift of the stay of the trustee sale, the carrying value of the REO will be charged to operations and the debt obligation and accrued interest will be credited to operations to the extent it is legally defeased by such action.

During the year ended December 31, 2012, we entered into a note payable with a bank in the amount of $0.85 million in connection with the acquisition of certain land situated adjacent to another property owned by us. The note payable was secured by the land purchased, had an annual interest rate of 4% and was to mature in September 2015. We obtained approval from NW Capital for this new indebtedness. The note required interest only payments through September 2013, with principal and interest payments commencing in October 2013 through maturity. The note payable was repaid in full in the first quarter of 2013.

CFD and Special Assessment Obligations

We have recorded certain obligations assumed for the allocated share of CFD special revenue bonds and special assessments totaling approximately $5.3 million and $6.0 million at December 31, 2013 and 2012, respectively, secured by certain real estate acquired through foreclosure in prior years. These obligations are described below.

One of the CFD obligations had an outstanding balance of approximately $3.5 million and $3.7 million as of December 31, 2013 and 2012, respectively, and has an amortization period that extends through April 30, 2030, with an annual interest rate ranging from 5% to 6%. The CFD obligation is secured by certain real estate held for sale consisting of 171 acres of unentitled land located

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 — DEBT, NOTES PAYABLE AND SPECIAL ASSESSMENT OBLIGATIONS – continued

in Buckeye, Arizona which has a carrying value of approximately $4.9 million at December 31, 2013. In addition, during the year ended December 31, 2012, we defaulted for strategic reasons on the obligation payment due and the taxing authority filed a notice of potential sale of the related real estate. Such real estate assets are owned by a wholly owned subsidiary of the Company, which was placed into bankruptcy, and management obtained approval from NW Capital regarding this action. Management engaged appropriate advisors to work towards a resolution of this issue. In connection with a proposed sale of the project, the bankruptcy case was dismissed and the lender provided a forbearance on the debt default until December 2013, at which time a payment of approximately $0.8 million was paid to bring the debt balance current.

The other CFD obligations are comprised of a series of special assessments that collectively had an outstanding balance of approximately $1.9 million and $2.3 million as of December 31, 2013 and 2012, respectively. The CFD obligations have amortization periods that extend through 2022, with annual interest rates ranging from 6% to 7.5%. The CFD obligations are secured by certain real estate held for development consisting of 15 acres of unentitled land located in Dakota County, Minnesota which has a carrying value of approximately $5.7 million at December 31, 2013. Such real estate assets are owned by a wholly-owned subsidiary of the Company. During the year ended December 31, 2013, we made a principal repayment totaling $0.3 million in connection with the sale of certain lots to the municipality.

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

Our debt, notes payable, CFD and special assessment obligations have the following scheduled maturities (in thousands):

Year	Amount (1)
Past due and in default	$5,220
2014	14,490
2015	1,203
2016	67,000
2017	24,039
2018	630
Thereafter	4,223
Total	$116,805

(1) The foregoing table reflects the extension of the maturity date of the $24.6 million loan for a three year period that was negotiated with the lender subsequent to December 31, 2013.

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Hospitality and Entertainment Operations — Consists of revenues less direct operating expenses, depreciation and amortization relating to hotel, golf, spa, and food & beverage operations. This segment also reflects the carrying value of such assets and the related finance and operating obligations.

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

The information presented in our reportable segments tables that follow may be based in part on internal allocations, which involve management judgment. Substantially all revenues recorded are from external customers. There is no material intersegment activity.

Condensed consolidated financial information for our reportable operating segments as of and for the years ended December 31, 2013 and 2012 is summarized as follows (in thousands):

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – SEGMENT INFORMATION - continued

Balance Sheet Items	As of December 31,
	2013	2012
		(Restated)
Total Assets
Mortgage and REO - Legacy Portfolio and Other Operations	$112,073	$171,009
Commercial Real Estate Leasing Operations	21,202	21,485
Hospitality and Entertainment Operations	87,061	2,673
Corporate and Other	17,065	25,847
Consolidated	$237,401	$221,014

Notes Payable, Special Assessment Obligations, Capital Leases and Other Long Term Obligations
Mortgage and REO - Legacy Portfolio and Other Operations	$16,764	$14,559
Commercial Real Estate Leasing Operations	10,000	850
Hospitality and Entertainment Operations	25,845	—
Corporate and Other	65,446	60,409
Consolidated	$118,055	$75,818

Operating Liabilities
Mortgage and REO - Legacy Portfolio and Other Operations	$4,434	$5,229
Commercial Real Estate Leasing Operations	743	569
Hospitality and Entertainment Operations	2,712	993
Corporate and Other	5,585	6,330
Consolidated	$13,474	$13,121

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – SEGMENT INFORMATION - continued

	Year Ended December 31, 2013
Income Statement Items	Mortgage and REO - Legacy Portfolio and Other Operations	Commercial Real Estate Leasing Operations	Hospitality and Entertainment Operations	Corporate and Other	Consolidated
Revenues:
Operating property revenue	$1	$1,474	$15,665	$—	$17,140
Investment and other interest income	5,388	2	4	9	5,403
Mortgage loan income	783	—	—	—	783
Total Revenue	6,172	1,476	15,669	9	23,326
Expenses:
Operating Property Direct Expenses (excluding interest and depreciation):
Payroll related expenses	—	54	4,917	—	4,971
Cost of sales	—	—	2,125	—	2,125
Property Taxes	—	335	219	—	554
Management Fees	—	36	1,409	—	1,445
Other costs	—	989	4,322	—	5,311
Operating Property Direct Expenses (excluding interest and depreciation)	—	1,414	12,992	—	14,406

Expenses for Non-Operating Real Estate Owned:
Property Taxes	1,051	—	—	—	1,051
Other costs	1,086	—	—	8	1,094
Expenses for Non-Operating Real Estate Owned	2,137	—	—	8	2,145

Professional Fees:
Financial Reporting - Audit, Legal and Tax	23	—	—	769	792
Other Legal	3,401	—	—	16	3,417
Asset Management	3	—	—	1,500	1,503
Other costs	324	—	—	1,224	1,548
Professional Fees	3,751	—	—	3,509	7,260

General and Administrative Expenses
Payroll related expenses	—	—	—	3,574	3,574
Insurance expense	6	—	—	1,259	1,265
Rent	—	—	—	210	210
Other general and administrative costs	27	—	—	670	697
General and Administrative Expense	33	—	—	5,713	5,746

Other Expenses:

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – SEGMENT INFORMATION - continued

Interest Expense	1,766	1,801	2,124	13,485	19,176
Depreciation & Amortization Expense	—	1,337	1,512	206	3,055
(Gain) Loss on Disposal of Assets	(1,460)	—	—	30	(1,430)
Settlement and Related Costs	9	—	—	6,100	6,109
(Recovery of) Provision for Credit Losses	(8,028)	(11)	—	—	(8,039)
Impairment of Real Estate Owned	1,103	—	—	—	1,103
Other Expenses	(6,610)	3,127	3,636	19,821	19,974

Total Expenses	(689)	4,541	16,628	29,051	49,531

Net income (loss)	$6,861	$(3,065)	$(959)	$(29,042)	$(26,205)

	Year Ended December 31, 2012
			(Restated)
	Mortgage and REO - Legacy Portfolio and Other Operations	Commercial Real Estate Leasing Operations	Hospitality and Entertainment Operations	Corporate and Other	Consolidated
Revenues:
Operating property revenue	$85	$1,415	$1,985	$—	$3,485
Investment and other interest income	20	13	1	161	195
Mortgage loan income	1,085	—	—	(1)	1,084
Total Revenue	1,190	1,428	1,986	160	4,764

Expenses:
Operating Property Direct Expenses (excluding interest and depreciation):
Payroll related expenses	—	80	—	—	80
Cost of sales	—	—	483	—	483
Property Taxes	—	326	131	—	457
Management Fees	—	48	1,152	—	1,200
Other costs	—	1,078	896	—	1,974
Operating Property Expenses (excluding interest and depreciation)	—	1,532	2,662	—	4,194

Expenses for Non-Operating Real Estate Owned:
Property Taxes	1,444	—	—	(2)	1,442
Other costs	1,762	—	—	2	1,764
Expenses for Non-Operating Real Estate Owned	3,206	—	—	—	3,206

Professional Fees:
Financial Reporting - Audit, Legal and Tax	40	—	—	660	700
Other Legal	1,988	—	—	(443)	1,545

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – SEGMENT INFORMATION - continued

Asset Management	—	—	—	1,500	1,500
Other costs	340	—	—	1,856	2,196
Professional Fees	2,368	—	—	3,573	5,941

General and Administrative Expenses:
Payroll related expenses	—	—	—	3,234	3,234
Insurance expense	—	—	—	1,243	1,243
Rent	—	—	—	416	416
Other general and administrative costs	34	—	—	1,470	1,504
General and Administrative Expense	34	—	—	6,363	6,397

Other Expenses:
Interest Expense	2,247	12	93	12,863	15,215
Depreciation & Amortization Expense	—	1,323	336	892	2,551
(Gain) Loss on Disposal of Assets	(982)	—	—	(7)	(989)
Settlement and Related Costs	—	—	—	2,563	2,563
(Recovery of) Provision for Credit Losses	(2,117)	(5)	—	—	(2,122)
Impairment of Real Estate Owned	—	—	—	—	—
Other Expenses	(852)	1,330	429	16,311	17,218

Total Expenses	4,756	2,862	3,091	26,247	36,956

Net income (loss)	$(3,566)	$(1,434)	$(1,105)	$(26,087)	$(32,192)

	Year Ended December 31, 2011
			(Restated)
	Mortgage and REO - Legacy Portfolio and Other Operations	Commercial Real Estate Leasing Operations	Hospitality and Entertainment Operations	Corporate and Other	Consolidated
Revenues:
Operating property revenue	$98	$1,814	$—	$—	$1,912
Investment and other income	242	237	—	133	612
Mortgage loan income	1,274	—	—	—	1,274
Total Revenue	1,614	2,051	—	133	3,798

Expenses:
Operating Property Direct Expenses:
Payroll related expenses	—	51	—	—	51
Cost of sales	—	—	—	—	—
Property Taxes	—	328	—	—	328
Management Fees	—	85	—	—	85
Other costs	—	2,115	—	—	2,115
Operating Property Expenses (excluding interest and depreciation)	—	2,579	—	—	2,579

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – SEGMENT INFORMATION - continued

Expenses for Non-Operating Real Estate Owned:
Property Taxes	1,830	—	—	1	1,831
Other costs	1,762	—	—	25	1,787
Expenses for Non-Operating Real Estate Owned	3,592	—	—	26	3,618

Professional Fees:
Financial Reporting - Audit, Legal and Tax	27	—	—	861	888
Other Legal	645	—	—	814	1,459
Asset Management	—	—	—	1,430	1,430
Other costs	285	—	—	2,101	2,386
Professional Fees	957	—	—	5,206	6,163

General and Administrative Expenses
Payroll related expenses	—	—	—	5,066	5,066
Insurance expense	16	—	—	1,129	1,145
Rent	—	—	—	822	822
Other general and administrative costs	39	—	—	4,236	4,275
General and Administrative Expense	55	—	—	11,253	11,308

Other Expenses:
Interest Expense	2,143	964	—	6,736	9,843
Depreciation & Amortization Expense	—	1,320	—	477	1,797
(Gain) Loss on Disposal of Assets	(202)	—	—	1	(201)
Settlement and Related Costs	—	—	—	1,357	1,357
(Recovery of) Provision for Credit Losses	1,000	—	—	—	1,000
Impairment of Real Estate Owned	1,529	—	—	—	1,529
Other Expenses	4,470	2,284	—	8,571	15,325

Total Expenses	9,074	4,863	—	25,056	38,993

Net income (loss)	$(7,460)	$(2,812)	$—	$(24,923)	$(35,195)

As described in note 2, due to the conversion to a new accounting system during the year ended December 31, 2013, we identified various changes in the classifications of certain previously reported segment information and have restated certain 2012 and 2011 amounts in the foregoing tables.

NOTE 10 – PROPERTY AND EQUIPMENT

In addition to land, buildings and furniture, fixtures and equipment included in our REO and operating property balances, we own certain non-real estate property and equipment related primarily to our corporate activities, which consisted of the following at December 31, 2013 and 2012 (in thousands):

	December 31,
	2013	2012
Furniture and equipment	$1,086	$1,078
Leasehold improvements	850	850
Computer and communication equipment	1,833	1,561
Automobile and other	61	61
Total	3,830	3,550
Less accumulated depreciation and amortization	(3,004)	(2,799)

Property and equipment, net	$826	$751

Depreciation and amortization on property and equipment is computed on a straight-line basis over the estimated useful life of the related assets, which range from five to 27.5 years. Depreciation and amortization expense on property and equipment was $0.3 million, $0.8 million and $0.5 million for the years ended December 31, 2013, 2012 and 2011, respectively. Additionally, included in operating properties are certain building, improvements, and furniture and equipment assets with carrying values totaling $59.7 million and $21.9 million at December 31, 2013 and 2012, respectively. Depreciation expense taken for these assets totaled $2.8 million, $1.8 million and $1.3 million for the years ended December 31, 2013, 2012 and 2011, respectively.

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – LEASE COMMITMENTS

Operating Leases

Prior to May 2012, our office space was located in Scottsdale, Arizona and subject to an operating lease previously entered into by the Manager which was to expire on June 19, 2017. In our ongoing efforts to reduce overhead expenses, the Company reevaluated its office space needs and the Manager elected to abandon the previous office space effective May 1, 2012. Concurrently, the Company entered into a new lease for appropriately sized and priced office space in Scottsdale, Arizona under a lease commencing on May 1, 2012 and extending through October 30, 2017. Based on management’s analysis, we did not record a charge relating to the abandonment of the Manager’s office lease.

Additionally, we are obligated under various operating leases for office equipment, certain equipment, storage, parking and other operating space related to our operating properties for periods ranging from one to five years, with renewal options for certain properties, as well as certain land and temporary housing leases that extend to 2040. As of December 31, 2013, future minimum lease payments required under these various lease agreements (excluding any amounts under the previous office lease) are as follows, assuming certain renewal options are exercised (in thousands):

Years ending	Amount
2014	$470
2015	486
2016	453
2017	355
2018	97
Thereafter	155
Total	$2,016

Rent expense was $0.2 million and $0.4 million for the years ended December 31, 2013 and 2012, respectively, and $0.8 million for the period from acquisition, June 18, 2010 through December 31, 2011, and is included in general and administrative expenses in the accompanying consolidated statement of operations.

Capital Leases

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

A summary of minimum lease payments required under these capital leases as of December 31, 2013 follows (in thousands):

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ending	Amount
2014	$160
2015	130
2016	123
2017	118
2018	118
Thereafter	2,591
3,240
Less: interest portion (9%)	(1,989)
Capital lease obligation	$1,251

NOTE 12 — INCOME TAXES

During the years ended December 31, 2013, 2012 and 2011, the current and deferred tax provision for federal and state taxes was zero. A reconciliation of the expected income tax expense (benefit) at the statutory federal income tax rate of 35% to the Company’s actual provision for income taxes and the effective tax rate for the years ended December 31, 2013, 2012 and 2011, respectively, is as follows (amounts in thousands):

	2013		2012		2011
	Amount	%	Amount	%	Amount	%
Computed Tax Benefit at Federal Statutory Rate of 35%	$(9,172)	35.0%	$(11,268)	35.0%	$(12,318)	35.0%

Permanent Differences:
State Taxes, Net of Federal Benefit	(859)	3.3%	(1,282)	4.0%	(1,790)	5.1%
Change in Valuation Allowance	8,374	(32.0)%	12,509	(38.9)%	17,454	(49.6)%
Shareholder Settlement Payable	1,537	(5.9)%	—	—	—	—
Non-Deductible Offering Costs	—	—	—	—	(2,170)	6.2%
Other Permanent Differences	120	(0.4)%	41	(0.1)%	(1,176)	3.3%
Provision (Benefit) for Income Taxes	$—	—%	$—	—%	$—	—%

Deferred income tax assets and liabilities result from differences between the timing of the recognition of assets and liabilities for financial reporting purposes and for income tax return purposes. These assets and liabilities are measured using the enacted tax rates and laws that are currently in effect. The significant components of deferred tax assets and liabilities in the consolidated balance sheets as of December 31, 2013 and 2012, respectively, were as follows (in thousands):

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 — INCOME TAXES - continued

Deferred Tax Assets	2013	2012
Loss Carryforward	$132,769	$109,242
Allowance for Credit Loss	5,200	15,607
Impairment of Real Estate Owned	16,161	16,328
Reserve against Judgment	6,004	5,772
Accrued Interest Receivable	—	5,333
Capitalized Real Estate Costs	5,453	5,603
Accrued Expenses	2,598	2,445
Accrued Interest Payable	883	540
Stock Based Compensation	969	802
Fixed Assets and Other	856	847
Total Deferred Tax Assets Before Valuation Allowance	170,893	162,519
Valuation Allowance	(170,893)	(162,519)
Total Deferred Tax Assets Net of Valuation Allowance	$—	$—

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

The temporary differences that give rise to deferred tax assets and liabilities upon recapitalization of the Company were primarily related to the valuation allowance for loans held for sale and certain impairments of REO assets which are recorded on our books but deferred for tax reporting purposes. Because of the significant declines in the real estate markets in recent years, we had approximately $98 million of built-in unrealized tax losses in our portfolio of loans and REO assets, as well as other deferred tax assets, and approximately $340 million of net operating loss carryforwards as of December 31, 2013. As of December 31, 2012, we had approximately $137 million of built-in unrealized tax losses and approximately $280 million of net operating loss carryforwards. The increase in our valuation allowance during the periods ended December 31, 2013, 2012 and 2011 was primarily a result of a continuation of net operating losses and the realization of tax losses resulting from foreclosure of legacy loan assets.

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

As of December 31, 2013 and 2012, we had federal and state net operating loss carry forwards of approximately $340 million and $280 million, respectively, which will begin to expire in 2031 and 2016, respectively. In the event of a change in control, under Internal Revenue Code Section 382, the utilization of our existing net operating loss carryforwards and built in losses may be subject to limitation.

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

NOTE 13 — STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE

Our capital structure consisted of the following at December 31, 2013 and 2012:

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 — STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE – continued

		December 31,
		2013	2012
	Authorized	Total Issued	Total Issued
Common Stock
Common Stock	150,208,500	50,000	50,000
Class B Common Stock:
Class B-1	4,023,400	3,811,342	3,811,342
Class B-2	4,023,400	3,811,342	3,811,342
Class B-3	8,165,700	7,735,169	7,735,169
Class B-4	781,644	627,579	627,579
Total Class B Common Stock	16,994,144	15,985,432	15,985,432
Class C Common Stock	15,803,212	838,448	838,448
Class D Common Stock	16,994,144	—	—
Total Common Stock	200,000,000	16,873,880	16,873,880
Preferred Stock	100,000,000	—	—
Total	300,000,000	16,873,880	16,873,880
Less: Treasury stock		(41,659)	—
Total issued and outstanding		16,832,221	16,873,880

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

Holders of Class B, C, and D Common Stock generally have the same relative powers and preferences as the common stockholders, except for certain transfer restrictions, as follows:

•
Class B Common Stock - The Class B common stock, which was issued in exchange for membership units of the Fund, the stock of the Manager or membership units of Holdings, is held by a custodian and divided into four separate series of Class B common stock. The Class B-1, B-2 and B-3 common stock are not eligible for conversion into common stock until, and subject to transfer restrictions that lapse upon, predetermined intervals of six, nine or 12 months following the earlier of (1) consummation of an initial public offering or (2)the 90th day following notice given by the board of directors not to pursue an initial public offering, in the case of each of the Class B-1, Class B-2 and Class B-3 common stock, respectively. If, at any time after the five-month anniversary of the consummation of an initial public offering, the closing price of IMH Financial Corporation’s common stock is greater than 125% of the offering price in an initial public offering for 20 consecutive trading days, all shares of Class B-1, Class B-2 and Class B-3 common stock will be convertible into shares of IMH Financial Corporation common stock that will not be subject to restrictions on transfer under the certificate of incorporation of IMH Financial Corporation. Each share of Class B-4 common stock shall be convertible to one share of Common Stock upon the four-year anniversary of the consummation of the Conversion Transactions. The transfer restrictions will terminate earlier if (1) any time after five months from the first day of trading on a national securities exchange, either the market capitalization (based on the closing price of IMH Financial Corporation common stock) or the book value of IMH Financial Corporation will have exceeded approximately $730.4 million (subject to upward adjustment by the amount of any net proceeds from new capital raised in an initial public offering or otherwise, and to downward adjustment by the amount of any dividends or distributions paid on membership units of the Fund or IMH Financial Corporation securities after the Conversion Transactions), or (2) after entering into an employment agreement approved by the compensation committee of IMH Financial Corporation, the holder of Class B common stock is terminated without cause, as this term is defined in their employment agreements as approved by the compensation committee of IMH Financial Corporation. In addition, unless IMH Financial Corporation has both (i) raised an aggregate of at least $50 million in one or more transactions through the issuance of new equity securities, new indebtedness with a maturity of no less than one year, or any combination thereof, and (ii) completed a listing on a national securities exchange, then, in the event of a liquidation of IMH Financial Corporation, no portion of the proceeds from the liquidation will be payable to

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 — STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE – continued

the shares of Class B-4 common stock until such proceeds exceed approximately $730.4 million. All shares of Class B common stock automatically convert into Common Stock upon consummation of a change of control as defined in the certificate of incorporation. To provide additional incentive for holders of Class B common stock to remain longer-term investors, we agreed to pay, subject to the availability of legally distributable funds, a Special Dividend to Class B stockholders of $0.95 a share to all stockholders who have retained continuous ownership of their shares through the 12 month period following an initial public offering.

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

•
Preferred Stock – To the fullest extent permitted under Delaware law, our board of directors is authorized by resolution to divide and issue shares of preferred stock in series and to fix the voting powers and any designations, preferences, and relative, participating, optional or other special rights of any series of preferred stock and any qualifications, limitations or restrictions of the series as are stated and expressed in the resolution or resolutions providing for the issue of the stock adopted by the board of directors. In connection with the convertible note transaction in June 2011, we reserved approximately 7.9 million shares of Class A Preferred Stock for NW Capital upon conversion of the note payable and 1.4 million for the potential Rights Offering convertible debt issuance and related conversion.

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

IMH FINANCIAL CORPORATION

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

Treasury Stock

As more fully described in note 14, in connection with the dismissal of an appeal of the Class settlement, during the year ended December 31, 2013, the Company entered into a settlement agreement and acquired 41,659 shares of the Company’s stock (comprised of 10,412 shares of Class B-1 common stock, 10,412 shares of Class B-2 common stock and 20,835 shares of Class B-3 common stock). Of the total payment made in connection with the settlement, approximately $0.2 million was allocated to the acquisition of stock representing the estimated fair value of such stock.

As more fully described in note 14, we expect to issue certain subordinated unsecured notes payable to participating shareholders in the first or second quarter of 2014 in exchange for approximately 1.2 million shares of common stock (the approximate subscription for which was determined as of the end of the offering period on March 20, 2014 and is subject to adjustment) pursuant to a legal settlement. As of December 31, 2013, we recorded $4.9 million as mezzanine equity, representing the estimated fair value of such shares determined to be $4.12 per share. We have presented this amount as the fair value of puttable shares pursuant to legal settlement in the accompanying consolidated balance sheet as of December 31, 2013, with an offsetting reduction of paid-in capital. Upon issuance of the notes payable and receipt of related stock, we will record the treasury stock in the first or second quarter of 2014. The actual amount of shares redeemed will be recorded in treasury stock when the notes are formally issued and stock acquired in the first or second quarter of 2014.

Share-Based Compensation

During the year ended December 31, 2011, our Board of Directors approved the grants of 14,114 shares of Class B-3 common shares to an employee and 50,000 common shares to a consultant in connection with the closing of the NW Capital loan. The weighted average fair value of the awards as of the grant dates was $3.95 per share and was determined based upon a valuation analysis performed by an independent consultant. There were no contingencies with respect to the issuance of these common shares. Compensation expense related to the issuance of the common stock to the employee in the amount of $47,000 was recognized during the year ended December 31, 2011, and the fair value of the common stock related to the consultant in the amount of $0.2 million was capitalized to deferred financing costs. No shares of stock were issued during the years ended December 31, 2013 or 2012.

During the year ended December 31, 2011, we granted 800,000 stock options to our executives, certain employees and certain consultants under our 2010 Stock Incentive Plan. During the years ended December 31, 2013 and 2012, we granted 40,000 and 5,000 of additional options, respectively, to certain employees. During the years ended December 31, 2013 and 2011, 34,445 and 23,333 options, respectively, were forfeited upon termination of certain employees. In addition, in connection with the termination of such employees, the board of directors approved the acceleration of vesting for 75,555 and 46,667 options during the years ended December 31, 2013 and 2012, respectively. The acceleration of vesting was treated as a modification and all incremental charges were expensed in the respective period. As of December 31, 2013, there were 787,222 options outstanding, of which

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 — STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE – continued

595,921 were vested and 191,301 were non-vested. As of December 31, 2012, there were 781,667, of which 350,294 were vested and 431,373 were non-vested. At December 31, 2013, 412,778 options were available for future grants. We accounted for the issuance of such options in accordance with applicable accounting guidance.

Stock options are reported based on the fair value of a share of the common stock, as determined by an independent consultant as our stock is not traded on an open exchange. The options have a contractual term of ten years. Certain stock option grants vest ratably on the first, second and third anniversaries of the date of grant, while other stock options vest ratably on a monthly basis over three years from the date of grant. The fair value of each stock option award was estimated on the date of grant using the Black-Scholes valuation model. For employee options, we used the simplified method to estimate the period of time that options granted are expected to be outstanding. Expected volatility is based on the historical volatility of our peer companies’ stock for the length of time corresponding to the expected term of the option. The expected dividend yield is based on our historical and projected dividend payments. The risk-free interest rate is based on the U.S. treasury yield curve on the grant date for the expected term of the option. The following weighted-average assumptions were used in calculating the fair value of stock options granted as of and for the year ended December 31, 2013 and 2012, using the Black-Scholes valuation model:

Weighted Average
Expected term of options (in years)	6.9
Expected volatility factor	90%
Expected dividend yield	2.7%
Risk-free interest rate	2.2%

A summary of stock option activity as of and for the years ended December 31, 2013 and 2012, is presented below:

	Shares	Exercise Price Per Share (*)	Remaining Contractual Term (*) (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2011	776,667	$9.58	9.5	$—
Granted	5,000	$4.51	4.5	$—
Outstanding at December 31, 2012	781,667	$9.55	8.5	$—
Granted	40,000	$7.39	9.5	$—
Forfeited or expired	(34,445)	$—	—	$—
Outstanding at December 31, 2013	787,222	$9.44	7.7	$—
Exercisable at December 31, 2013	595,921
*Weighted-average

The weighted-average grant date fair value of options granted during the years ended December 31, 2013, 2012 and 2011 was approximately $2.51 per option. As of December 31, 2013, there were 595,921 fully-vested options vested of which 200,071, 340,990 and 54,860 vested during the years ended December 31, 2013, 2012 and 2011, respectively. No options were exercised during the years ended December 31, 2013, 2012 or 2011. Net stock-based compensation expense relating to the issuance of options was $0.6 million for each of the years ended December 31, 2013, 2012 and 2011, respectively. As of December 31, 2013, there was approximately $0.5 million of unrecognized compensation cost related to non-vested stock option compensation arrangements granted under the 2010 Stock Incentive Plan that is expected to be recognized as a charge to earnings over a weighted-average vesting period of 0.62 years.

Employee Benefit Plan

The Company, through its human resource provider, participates in a 401(k) retirement savings plan that allows for eligible participants to defer compensation, subject to certain limitations imposed by the Code. The Company may provide a discretionary

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 — STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE – continued

matching contribution of up to 4% of each participant's eligible compensation. During each of the years ended December 31, 2013, 2012 and 2011, the Company's matching contributions were approximately $0.1 million.

Net Loss Per Share

Basic net loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period, before giving effect to stock options or convertible securities outstanding, which are considered to be dilutive common stock equivalents. Diluted net loss per common share is calculated based on the weighted average number of common and potentially dilutive shares outstanding during the period after giving effect to convertible preferred stock and stock options. Due to the losses for the years ended December 31, 2013, 2012 and 2011, basic and diluted loss per common share were the same, as the effect of potentially dilutive securities would have been anti-dilutive. For December 31, 2013, 2012 and 2011, the only potentially dilutive securities, not included in the diluted loss per share calculation, consisted of 787,222, 781,667 and 776,667 stock options, respectively, and the NW Capital convertible note payable which were convertible into approximately 6.3 million, 6.0 million and 5.7 million shares of Series A Preferred Stock for December 31, 2013, 2012 and 2011, respectively (subject to increase upon NW Capital’s deferral of accrued interest), which are ultimately convertible into the same number of shares of our common stock.  There were no other potentially dilutive securities for December 31, 2013, 2012 or 2011.

Dividends and Distributions

During the years ended December 31, 2013, 2012 and 2011, we declared dividends of $0.02 per share, $0.09 per share and $0.09 per share, respectively. We have not established a minimum distribution level and we may not be able to make any distributions at all. In addition, since we have not generated earnings in recent periods, some or all of our distributions may include a return of capital. All distributions will be made at the discretion of our board of directors and will depend on our earnings, our financial condition and other such factors as our board of directors may deem relevant from time to time, subject to the availability of legally available funds.

Moreover, under the provisions of the NW Capital loan, generally, no dividend may be paid on the common stock during any fiscal year unless all accrued dividends on the Series A preferred stock have been paid in full. However, the lender agreed to allow the payment of dividends to common stockholders for up to the first seven quarters following the loan closing in an annual amount of up to 1% of the net book value of the Company’s common stock as of the immediately preceding December 31. All available distributions under this provision have been made.

NOTE 14 — COMMITMENTS AND CONTINGENCIES

Contractual Agreements

New World Realty Advisors, LLC

Effective March 2011, we entered into an agreement with New World Realty Advisors, LLC (“NWRA”) for a four year term to provide certain consulting and advisory services in connection with the development and implementation of an interim recovery and workout plan and long-term strategic growth plan for us. The key provisions of the agreement include a diagnostic review of the Company and its existing REO assets and loan portfolio, development and implementation of specific workout strategies for such assets, the development and implementation of a new investment strategy, and, when warranted, an assessment of the Company’s capital market alternatives. The agreement shall remain in effect for four years and may be extended for an additional three years.

Fees under this agreement include a non-contingent monthly fee of $125,000 and a success fee component, plus out-of-pocket expenses. The success fee includes a capital advisory fee and associated right of first offer to provide advisory services (subject to separate agreement), a development fee and associated right of first offer to serve as developer (subject to separate agreement), an origination fee equal to 1% of the total amount or gross purchase price of any loans made or asset acquired identified or underwritten by NWRA and a legacy asset performance fee equal to 10% of the positive difference between realized gross recovery value and 110% of the December 31, 2011 carrying value, calculated on a per REO or loan basis. No offsets between positive and negative differences are allowed.

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 — COMMITMENTS AND CONTINGENCIES - continued

During the years ended December 31, 2013, 2012 and 2011, NWRA earned base management fees of approximately $1.5 million, $1.5 million and $1.3 million, respectively, which is included in professional fees in the accompanying consolidated statement of operations. In addition, NWRA earned legacy asset fees totaling $0.3 million, $0.5 million and $0.2 million during the years ended December 31, 2013 and 2012, respectively, a portion of which is included as an offset in gain on disposal of assets and a portion which is included as an offset in recovery of credit losses in the accompanying consolidated statement of operations. Also, NWRA earned an origination fee of $0.4 million during the year ended December 31, 2013 which was included in the basis of the asset acquired.

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

The total annual base consulting fee equals $0.8 million plus various other fees, described below, based on certain milestones achieved or other occurrences. During the years ended December 31, 2013, 2012 and 2011, we incurred consulting fees of $0.8 million, $0.8 million and 0.5 million, respectively, under this arrangement, which is included in professional fees in the accompanying statement of operations.

Special Payments.  In accordance with our consulting agreement, ITH Partners received a fee of $1.9 million in connection with the $50 million debt financing secured in the NW Capital loan closing during the year ended December 31, 2011. This amount is included in deferred financing costs and is being amortized over the term of the loan. In addition, during the year ended December 31, 2013, ITH Partners received a special payment of $0.2 million in connection with a financing secured and related asset acquisition.

Equity Securities.  In accordance with the consulting agreement, we made a one-time issuance to ITH Partners of 50,000 shares of our common stock in connection with the NW Capital loan closing during the year ended December 31, 2011.  The fair value of the stock issuance was recorded as a component of deferred financing costs and is being amortized over the term of the loan.

Stock Options. Additionally, on July 1, 2011, ITH Partners was granted options to purchase 150,000 shares of our common stock within 10 years of the grant date at an exercise price per share of $9.58, the conversion price of the NW Capital convertible loan, with vesting to occur in equal monthly installments over a 36 month period beginning August 2011. Approximately $0.1 million, $0.1 million and $0.05 million was recorded as professional fees under this provision during the years ended December 31, 2013 and 2012 and 2011, respectively, which is included in the accompanying consolidated statement of operations.

Legacy Asset Performance Fee.   ITH Partners is entitled to a legacy asset performance fee equal to 3% of the positive difference derived by subtracting (i) 110% of our December 31, 2011 valuation mark (the “Base Mark”) of any asset then owned by us from the (ii) the gross sales proceeds, if any, from sales of any legacy asset (on a legacy asset by asset basis without any offset for losses realized on any individual asset sales). During the years ended December 31, 2013, 2012 and 2011, ITH earned legacy asset fees totaling and $0.1 million, $0.2 million and $0.1 million, respectively, a portion of which is included as an offset in gain on disposal of assets and a portion which is included as an offset in recovery of credit losses in the accompanying consolidated statement of operations.

Juniper Capital Partners, LLC

We entered into a consulting agreement with Juniper Capital Partners, LLC (“Juniper Capital”), an affiliate of NW Capital, dated June 7, 2011, pursuant to which we engaged Juniper Capital to perform a variety of consulting services to us. Juniper Capital’s services include assisting us with certain with strategic and business development matters, advising us with respect to the formation,

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 — COMMITMENTS AND CONTINGENCIES - continued

structuring, business planning and capitalization of various special purpose entities, and advising us with respect to leveraging our relationships to access market opportunities, as well as strategic partnering opportunities. The initial term of the consulting agreement is four years and is automatically renewable for three more years unless terminated. The annual consulting fee expense under this agreement is $0.3 million. During the years ended December 31, 2013, 2012 and 2011, we incurred $0.3 million, $0.3 million and $0.2 million under this agreement, which is included in professional fees in the accompanying statement of operations.

Employment Agreements for Executive Officers

A condition to closing and funding of the NW Capital loan was that Mr. Meris, the President, and Steve Darak, the chief financial officer, enter into employment agreements with us, which become effective upon the funding and closing of the NW Capital loan in June 2011.

Under the terms of the employment agreement with Mr. Meris, he is entitled to an annual base salary of $0.6 million which is guaranteed by us. In addition, Mr. Meris is entitled to an annual cash target bonus equal to 100% of Mr. Meris’ base salary based on the attainment of certain specified goals and objectives as determined by the compensation committee. Under the agreement, on July 1, 2011, Mr. Meris was also granted 150,000 options to purchase shares of our common stock at an exercise price $9.58 per share within ten years of the grant date, and with vesting to occur in equal monthly installments over a 36 month period. The employment agreement has a three-year term and is automatically renewable for successive one-year terms, unless the board of directors provides notice at least 90 days prior to termination of its intent not to renew the employment agreement. In connection with certain terminations without cause, constructive termination without cause and disability, Mr. Meris will be entitled to (i) a lump sum payment equal to 200% (or 100% in event of a non-renewal of employment or death) of the sum of his average annual base salary, plus his annual bonus for the year in which the event occurs and the prior two years, and (ii) acceleration of vesting of then-outstanding and unvested equity awards would become fully vested. During the years ended December 31, 2013, 2012 and 2011, Mr. Meris received base compensation of $0.6 million, $0.6 million and $0.5 million, respectively, and no bonus compensation in any of the respective periods.

Under the terms of the employment agreement with Mr. Darak, he is entitled to an annual base salary of $0.3 million which is guaranteed by us. In addition, Mr. Darak is entitled to an annual cash target bonus equal to 100% of his base salary based on the attainment of certain specified goals and objectives as determined by the compensation committee, of which $100,000 was guaranteed for the year ended December 31, 2011. Under the agreement, on July 1, 2011, Mr. Darak was also granted 60,000 options to purchase shares of our common stock at an exercise price $9.58 per share within ten years of the grant date, and with vesting to occur in equal monthly installments over a 36 month period. The employment agreement has a two-year term and is automatically renewable for successive one-year terms, unless the board of directors provides notice at least 90 days prior to termination of its intent not to renew the employment agreement. In connection with non-renewal, termination without cause, constructive termination without cause or disability, Mr. Darak will be entitled to (i) a lump sum payment equal to 100% of the sum of his average annual base salary and annual bonus for the year in which the event occurs and the prior two years, and (ii) acceleration of vesting of then-outstanding and unvested equity awards would become fully vested. During the years ended December 31, 2013, 2012 and 2011, Mr. Darak received base compensation of approximately $0.3 million for each of the respective years. Mr. Darak also received the $0.1 million guaranteed bonus during the year ended December 31, 2011, but no bonus for the years ended December 31, 2013 or 2012.

Development Services Agreements

During the year ended December 31, 2012, we entered into two development services agreements with a third party developer to manage the development of certain existing real estate we own with a combined carrying value of $11.9 million at December 31, 2013. One such project, when completed, is expected to consist of a 332-unit multi-family residential housing complex and a retail component located in Apple Valley, Minnesota. The estimated project development costs for this project are expected to total approximately $55.7 million, for which we are seeking approximately $39.0 million in third party financing. The second project, when completed, is expected to consist of a 600-bed student housing complex located in Tempe, Arizona. The estimated project development costs for this project are expected to total approximately $51.7 million, for which we are seeking approximately $36.0 million in third party financing. We may seek to obtain a joint venture partner(s) for either or both of these projects to meet minimum equity requirements or may decide to sell such projects. Subsequent to December 31, 2013, we sold the Tempe, Arizona property at an amount in excess of our basis, which also resulted in the termination of our development services agreement with the third party developer for that project.

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 — COMMITMENTS AND CONTINGENCIES - continued

The terms of each of the development services agreements are very similar in nature. Under each of the agreements, the developer is entitled a predevelopment services fee not to exceed $0.2 million, a development services fee equal to 3.0% of the total project cost less an agreed-upon land basis ($3.3 million and $5.0 million, respectively), as well a post-development services fee. The post development services fee will consist of a profit participation upon sale of the projects ranging from 7% to 10% of the profit, depending the amount and timing of projects’ completion and sale. Alternatively, if the projects are not sold, the post-development services fee will based on the fair market value of the project as of the date not earlier than 15 months following the achievement of 90% occupancy for each of the projects. The agreement is in effect until the fifth anniversary of the substantial completion of the project, as defined. If we elect not to proceed with the project prior to our acceptance of the development authorization notice, the agreement is cancelable by us with 30 day notice by us, subject to full payment of the predevelopment services fee and any budgeted and approved costs incurred. During the years ended December 31, 2013 and 2012, we paid the third party developer $0.2 million and $0.1 million, respectively, of the predevelopment fees due under these arrangements. Such costs have been capitalized into the basis of the property.

In connection with the development of the residential housing complex located in Apple Valley, Minnesota, during the year ended December 31, 2013, we entered into a development agreement, development assistance agreement, a business subsidy agreement and other related agreements with the City of Apple Valley and related entities. Under these agreements, subject to completion of the projects by December 2015 and other requirements, we expect to receive up to $6.5 million in tax increment financing over an extended period as well as a business subsidy totaling $1.1 million, of which we have received $0.2 million as of December 31, 2013 (as described in note 8). Also in connection with the overall development, we were required to and completed a sale of certain parcels to the City of Apple Valley for $0.8 million for its development of a common area park adjacent to our planned development.
In addition, during the year ended December 31, 2012, we entered into an agreement with a large Arizona homebuilder to purchase from us and develop certain residential lots in a lot take-down program over a period of five years beginning in 2013. The agreement specifies that the purchase price of each lot shall be comprised of a basic purchase price, a premium amount and a profit participation, as applicable. The fair value of the residential lots pursuant to the agreement exceeds the collective carrying value of such assets which totals $6.1 million as of December 31, 2013. Under the terms of the agreement, the builder agreed to and completed the purchase of 12 lots from us during the year ending December 31, 2013, at a price which exceeded the allocated carrying value of such assets. If the builder does not take down the lots within the scheduled timeframe specified in the agreement, the exclusive option to purchase such lots shall become ineffective.

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

As part of this process and with the intention of protecting or enhancing our interest in our commercial loan and REO assets, we may for strategic reasons take actions, or fail to take actions, that result in a default of obligations relating to the property, some of which obligations may have a security or collateral interest in the subject real estate property. In some cases, we may be directly liable for certain of these obligations. These actions (or inactions) are intended to protect or enhance our interest in the property and in many cases relate to obligations that were incurred prior to our acquisition of the property and often relate to disputes among the various stakeholders, including the Company, about the amount, timing or priority of the obligations and the appropriate resolution of the various stakeholders' claims, which in many cases will result in less than a full recovery for some or all stakeholders given the distressed state of many of our REO properties. In conjunction with this strategy, as discussed in note 8, we previously placed two of our single asset subsidiaries into bankruptcy to address debt related matters associated with the subsidiaries’ assets which have carrying values totaling $9.8 million as of December 31, 2013. One of the bankruptcy claims was denied and is under appeal, while the second bankruptcy claim has been withdrawn in connection with the proposed sale of the property.
As discussed in note 8, the related debt obligations totaled approximately $5.2 million as of December 31, 2013. In addition, since these actions (or inactions) may constitute events of default under the NW Capital loan, we have obtained and will seek to

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 — COMMITMENTS AND CONTINGENCIES - continued

obtain a waiver in the future from NW Capital, if necessary. The Company believes that it could, if it elected to do so, settle or cure these defaults and we do not believe the losses or costs relating to any such actions pending at December 31, 2013 will result in a material adverse effect on our financial position or results of operations.

Guarantor Recovery
In December 2012, we received a favorable judgment against certain guarantors in connection with their personal guarantees on certain loans on which we have since foreclosed. These loans have a full valuation allowance as of December 31, 2013. The amount of the judgment was for a specified principal amount plus accrued default interest at 24% annually computed on such principal amounts from January 5, 2010, which totaled approximately $19.8 million and $16.4 million as of December 31, 2013 and 2012, respectively, plus recovery of certain costs incurred to collect on such judgments. In February 2013, we and the guarantors entered into a stipulation agreement which was converted to a court order. Under the terms of the stipulation, the guarantors consented and agreed to various items including, but not limited to, providing a listing of all related business enterprises in which the guarantors hold an ownership interest for the assignment of such interests to IMH, a cash payment to us of $0.2 million made in March 2013, and a quit claim deed to a residential property located in Hawaii assigned to us, subject to a first lien by a bank and certain other liens as further described in note 8.
Due to the uncertainty of the natures and extent of the available assets of the guarantors to pay the judgment amount, we have not recorded recoveries for any amounts due under this judgment, except to the extent we have received assets without contingencies under the judgment and stipulation. In this regard, we recognized $0.2 million during the year ended December 31, 2012 based on the cash payment received in March 2013 which is included in recovery of credit losses in the accompanying consolidated statements of operations. Also, during the year ended December 31, 2013, we received and recorded recovery of credit losses for an unencumbered deed to a residential property located in Scottsdale, Arizona with an estimated fair value of $0.3 million. In addition, we recorded title to the Hawaii residential property during the year ended December 31, 2013 in the amount of $3.8 million representing the estimated fair value of the property, subject to certain non-recourse liens substantially in excess of the fair value of the property. We are currently in negotiations with certain of the counter parties to purchase some of the liens at an amount well below the face value of such liens. As a result of such negotiations, and because the liens have only recourse to the property, we have recorded the liens on the property at their fair value which approximates the fair value of the Hawaii property, thereby recording no net recovery income for the Hawaii residential property as of December 31, 2013.
We are continuing to undertake the necessary steps to evaluate the extent and amount of available assets of the guarantors to enforce the terms of the stipulation and to collect all amounts due under the judgment. However, such amounts are not determinable as of December 31, 2013 and have not been recognized as recovery income in the accompanying consolidated statement of operations. As such, further recoveries under this and other judgments received in our favor will be recognized when realization of the recovery is deemed probable and when all contingencies relating to recovery have been resolved.
Legal Matters

We may be a party to litigation as the plaintiff or defendant in the ordinary course of business. While various asserted and unasserted claims may exist, resolution of these matters cannot be predicted with certainty. We establish reserves for legal claims when payments associated with the claims become probable and the payments can be reasonably estimated. Given the inherent difficulty of predicting the outcome of litigation and regulatory matters, it is generally very difficult to predict what the eventual outcome will be, and when the matter will be resolved. The actual costs of resolving legal claims may be higher or lower than any amounts reserved for the claims.
As we have previously reported, in mid-2010, three proposed class action lawsuits were filed in the Delaware Court of Chancery seeking damages against us and certain affiliated individuals and entities arising from the Conversion Transactions. These lawsuits alleged, in general, that fiduciary duties owed to Fund members and to the Fund were breached because, among other things, the Conversion Transactions were unfair to Fund members and constituted self-dealing, that the information provided about the Conversion Transactions and related disclosures was false and misleading, and that the Conversion Transactions constitute a “roll up” transaction under the Fund’s operating agreement. The parties in the above-referenced actions were ordered to consolidate the actions for all purposes into a putative class action lawsuit captioned In Re IMH Secured Loan Fund Unitholders Litigation pending in the Court of Chancery in the State of Delaware (“Litigation”).

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 — COMMITMENTS AND CONTINGENCIES - continued

On January 31, 2012, we reached a tentative settlement in principle to resolve all claims asserted by the plaintiffs in the Litigation, other than the claims of one plaintiff. The tentative settlement in principle, memorialized in a Memorandum of Understanding (“MOU”) previously filed with our 8-K dated February 6, 2012, was subject to certain class certification conditions, confirmatory discovery and final court approval (including a fairness hearing). Following the entry of the MOU, the parties completed the confirmatory discovery and on March 19, 2013, filed a Stipulation and Agreement of Compromise, Settlement and Release (“Stipulation”), along with all of the related agreements, with the Court. The following are some of the key elements of the proposed settlement:

•
we offered up to $20.0 million of 4% five-year subordinated unsecured notes to members of the Class in exchange for 2,493,765 shares of our common stock at an exchange rate of one share per $8.02 in subordinated notes (“Exchange Offering”);

•
we offered to Class members that are accredited investors up to $10.0 million of convertible notes with the same financial terms as the convertible notes previously issued to NW Capital (“Rights Offering”);

•
we agreed to and completed the deposit of $1.57 million in cash into a settlement escrow account (less $225,000 that was held in a reserve escrow account that was subsequently used by us to fund our defense costs for other unresolved litigation) which will be distributed (after payment of notice and administration costs and any amounts awarded by the Court for attorneys' fees and expense) to Class members in proportion to the number of our shares held by them as of June 23, 2010;

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

•	additional restrictions on the future sale or redemption of our common stock held by certain of our executive officers.

The Chancery Court held a settlement hearing on July 18, 2013 during which it heard, among other things, argument as to the fairness of the settlement and arguments from certain objecting shareholders. Following the settlement hearing, the Chancery Court entered a Final Order and Judgment ("Final Order") which approved the terms of the settlement of the Litigation as outlined in the MOU and Stipulation, with slight modifications. The Company's rights and obligations under the Stipulation and Final Order were contingent upon the expiration of the period to file appeals of the Final Order or, if any appeals were filed, upon the final resolution of any such appeal ("Final Approval"). The Exchange Offering and the Rights Offering were required to be initiated within 30 days following Final Approval, subject to compliance with securities and other applicable laws and regulations. On July 23 and July 26, 2013, two appeals were timely filed in the Supreme Court of Delaware by two objecting shareholders. On October 11, 2013, one of the appeals was voluntarily dismissed. On November 15, 2013, the Kurtz Plaintiffs (defined below) agreed to dismiss, with prejudice, their appeal of the Final Order approved by the Chancery Court. On or about November 25, 2013, we received Final Approval when the Chancery Court dismissed this last remaining appeal. On February 12, 2014, we commenced the Exchange Offering and the Rights Offering which remained open for 25 business days and was closed for subscription on March 20, 2014. The accounting for this and other shareholder settlements is described below.
As previously reported, on December 29, 2010, an action was filed in the Superior Court of Arizona, Maricopa County, by Fund members David Kurtz, David L. Kurtz, P.C., Lee Holland, William Kurtz, and Suzanne Sullivan (collectively, the “Kurtz Plaintiffs”) against us and certain affiliated individuals and entities. We entered into a settlement agreement and release in late November 2013 which resolved this litigation, including a full release and satisfaction of all associated claims and charges, and with no admission of any liability. The net settlement charge, excluding $0.2 million allocated to 41,659 shares of treasury stock acquired, totaled $1.3 million.
Accounting for the Class Settlement
As a result of the collective nature of the settlement terms under the Final Order, which consist of a cash settlement, the Exchange Offering, and the Rights Offering, for financial reporting purposes these transactions are considered a singular transaction. As a result, the net effect of the fair value of the components of this transaction have been recorded as a net settlement charge included in settlement and related costs in the accompanying consolidated statement of operations. We engaged an independent third party valuation firm to assist management in performing a fair value assessment of the components of this transaction. A summary of the anticipated accounting treatment for each component is described below, the net effect of which results in a net settlement charge to the Company, based on the level of participation in the Rights Offering and the Exchange Offering, and based on

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 — COMMITMENTS AND CONTINGENCIES - continued

assumptions utilized by management and supported by the third party valuation firm’s fair value assessment services, as further described below. Upon closing of the Exchange Offering and the Rights Offering on March 20, 2014, we were able to determine with reasonable certainty the actual level of participation in both offerings, and therefore, to estimate the net settlement charge resulting from this settlement for the year ended December 31, 2013, as described below.
Fair Value of Common Stock Redeemed
Based on the preliminary results of the Exchange Offering as of the end of the offering period on March 20, 2014, we expect a maximum of approximately 1.2 million shares will be redeemed from existing shareholders for Exchange Offering notes. The final number of redeemed shares may be adjusted downward due to certain documentation submitted by participating shareholders that requires additional administrative attention. Upon completion of the issuance of notes in exchange for the stock in the first or second quarter of 2014, the shares redeemed in the Exchange Offering will be recorded by the Company as treasury stock at fair value. We engaged an independent third party valuation firm to assist management in performing a fair value assessment of the Company’s common stock. This fair value assessment was based on multiple factors including the Company’s current financial condition and liquidity, stock value of comparable companies, the likelihood of occurrence of potential transactions, market conditions, lack of marketability of existing stock and other factors. Based on the fair value assessment performed by management, the fair value of the Company’s common stock was deemed to be approximately $4.12, or 49% lower than the $8.02 per share being paid under the Exchange Offering. Based on the actual subscription of the Exchange Offering, we have computed the estimated portion of the settlement charge resulting specifically from the stock price differential from its fair value to be approximately $4.6 million, although a significant portion is offset by the fair value discount on the Exchange Notes, as described below. The fair value of the common stock expected to be redeemed in 2014 totals $4.9 million, which has been reflected as mezzanine equity as of December 31, 2013 in the accompanying consolidated financial statements. Such redemption will be recorded in treasury stock when the notes are formally issued and stock acquired in the first or second quarter of 2014.
Exchange Notes
Based on the preliminary results of the Exchange Offering as of the end of the offering period on March 20, 2014, we expect to issue a maximum of approximately $9.5 million of Exchange Offering notes to participating shareholders. The actual amount of Exchange Offering notes issued may be less than this estimate due to certain documentation submitted by participating shareholders that requires additional administrative attention. The notes issued under the Exchange Offering will be recorded by the Company at their fair value upon completion of the issuance of notes in exchange for the stock in the first or second quarter of 2014. We engaged an independent third party valuation firm to assist management in performing a fair value assessment of the Exchange Offering notes. This fair value assessment was based on multiple factors including the Company’s current financial condition and liquidity, the unsecured and subordinated nature of the Exchange Notes, the interest rate and the term of the debt, lack of marketability of the Exchange Offering notes and other factors. Based on the fair value assessment performed by management and other factors, management determined that the estimated fair value of the Exchange Offering notes is approximately $6.0 million (as compared to the face amount of $9.5 million) based on the fair value and the imputed effective yield of such notes of 14.6% (as compared to the note rate of 4%), resulting in a discount of the Exchange Offering notes of $3.5 million and a reduction to the net settlement charge. Based on the preliminary subscription of the Exchange Offering, we have computed the estimated debt discount and offset to settlement charge of approximately $3.5 million. The difference between the fair value of the Exchange Debt under GAAP and its actual face amount will be recorded as a debt discount on the Company’s financial statements in the first or second quarter of 2014. This debt discount will be amortized as an adjustment to interest expense using the effective interest method over the term of the Exchange Offering notes.
Rights Offering
Based on the preliminary results of the Rights Offering as of the end of the offering period on March 20, 2014, we expect to issue a maximum of approximately $72 thousand of Rights Offering notes to participating shareholders. The actual amount of Rights Offering notes issued may be less than this estimate due to certain documentation submitted by participating shareholders that requires additional administrative attention. The notes issued under the Rights Offering will be recorded by the Company at their fair value upon completion of the issuance of Rights Offering notes in exchange for cash received in the first or second quarter of 2014. We engaged an independent third party valuation firm to assist management in performing a fair value assessment of the Rights Offering Notes. This fair value assessment was based on multiple factors including the Company’s current financial condition and liquidity, the convertible nature of the debt instrument, the rights associated with such debt, the interest rate and term of the debt and other factors. Based on the fair value assessment performed by management and other factors, management

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 — COMMITMENTS AND CONTINGENCIES - continued

determined that the estimated fair value of the Rights Offering Notes is $99.0 thousand (as compared to the face amount of $72.0 thousand) based on the derived fair value and the imputed effective yield of such notes of 7.1% (as compared to the note rate of 17% plus the derived exit fee of $13.0 thousand resulting in an effective rate of approximately 22.3%) as of the settlement date. The difference between the fair value of the Rights Offering notes and its actual face amount totaling $27 thousand will be recorded as a debt premium on the Company’s financial statements and as an addition to the settlement charge. This debt premium and exit fee will be recorded as a current charge to operating results for the year ended December 31, 2013, and the offset will be amortized as a reduction of interest expense using the effective interest method over the term of the notes. Based on the actual subscription of the Rights Offering, we computed the estimated debt premium and additional settlement charge of $27 thousand.
Net Settlement Charge
As a result of the fair value analysis conducted on the individual components of the class action settlement as described above, as well as the estimated remaining settlement costs subsequent to December 31, 2013, we accrued a net settlement charge of $2.5 million for the year ended December 31, 2013. The accrued settlement amount was computed by comparing the fair value of the consideration received and tendered by the Company in the transaction as follows: 1) the anticipated receipt by the Company of $72.0 thousand in cash as a result of the anticipated issuance of the Rights Offering notes, plus 2) the anticipated receipt by the Company of the common stock redeemed at its fair value of $4.9 million in connection with the Exchange Offering, less 3) the anticipated issuance of the Exchange Notes by the Company at their fair value of $6.0 million, less 4) the anticipated issuance of the Rights Offering notes by the Company at their fair value of $99.0 thousand, less 5) $1.4 million for the estimated remaining settlement and/or offering costs under the Exchange Offer and Rights Offering incurred subsequent to December 31, 2013. A tabular summary of the estimated accrued settlement charge follows (in thousands):

	Estimate Gross Amount	Estimated Fair Value	Gain (Loss) on Settlement
Treasury Stock Purchase	$9,482	$4,871	$(4,611)
Exchange Offering Notes	9,482	5,961	3,521
Rights Offering Notes	72	99	(27)
Subtotal Net Loss on Settlement Offerings			(1,117)
Add: Estimated Settlement, Closing and Legal Costs			(1,383)
Accrued Settlement Loss			$(2,500)

In addition to accrued settlement loss as of December 31, 2013, we incurred other actual settlement related costs during the year ended December 31, 2013, consisting of 1) the $1.3 million actual net settlement amount paid in the fourth quarter as described above, and 2) other legal, accounting and related professional fees totaling $2.3 million during the year, resulting in total settlement and related costs of $6.1 million for the year ended December, 31, 2013.
During the years ended December 31, 2012 and 2011, we recorded settlement related costs of $2.6 million and $1.4 million (which included the cash payment of $1.6 million required under the Final Order, net of insurance recoveries), respectively, primarily to legal fees incurred in connection with the settlement during those respective years. As of December 31, 2012 and 2011, we had accrued the payment required of $1.6 million, as well as the related anticipated insurance proceeds.
Timing of Recording Transactions
The accrued net settlement charge of $2.5 million described above was recorded as of December 31, 2013 with an offsetting liability included in accounts payable and accrued expenses in the accompanying consolidated balance sheet. This amount is based on the preliminary results of the Rights Offering and Exchange Offering as of the end of the offering period on March 20, 2014. We believe that this amount represents a reasonable estimate of the ultimate settlement charge to be realized. We have also recorded $4.9 million as mezzanine equity relating to treasury shares expected to be redeemed, which is reported as fair value of puttable shares pursuant to the legal settlement in the accompanying consolidated balance sheet as of December 31, 2013, with an offsetting reduction of paid-in capital. This ultimate amount will be recorded in treasury stock when the notes are formally issued and stock acquired in the first or second quarter of 2014.

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 — COMMITMENTS AND CONTINGENCIES - continued

We are subject to oversight by various state and federal regulatory authorities, including, but not limited to, the Arizona Corporation Commission, the Arizona Department of Revenue, the Arizona Department of Financial Institutions (Banking), the SEC and the IRS. Our income tax returns have not been examined by taxing authorities and all statutorily open years remain subject to examination.
NOTE 15 — SUBSEQUENT EVENTS

Mortgage Loan Collections

Subsequent to December 31, 2013, we received mortgage loan payoffs totaling $5.6 million for two of our performing loans.

Asset Sales

Subsequent to December 31, 2013, we sold four REO assets with a carrying value of $18.3 million for a net selling price totaling $23.7 million, of which we financed $8.4 million.

Indebtedness

Subsequent to December 31, 2013, we repaid indebtedness of $10.0 million that was secured by certain REO assets with a carrying value of $24.8 million as of December 31, 2013. In addition, subsequent to December 31, 2013, we negotiated with the lender to extend the maturity date of one of our notes payable in the amount of $24.6 million for a three year period at a reduced annual interest rate of 8.0%, with interest only payments for the first year of the loan, and monthly payments of approximately $0.2 million thereafter until maturity.

NOTE 16 — SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Selected quarterly results of operations and other financial information for the four quarters ended December 31, 2013 and 2012 follows (dollar amounts in thousands except share data):

	2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
REVENUE
Total Revenue	$1,856	$5,097	$6,727	9,646	$23,326
EXPENSES
Total Operating Expenses	9,394	13,121	15,843	19,539	57,897
(Gain)/Loss on Disposal of Legacy Assets	10	(711)	(252)	(477)	(1,430)
(Recovery of) Provision for Credit Losses	(2,606)	(4,965)	(679)	211	(8,039)
Impairment of REO	—	—	—	1,103	1,103
Total Expenses	6,798	7,445	14,912	20,376	49,531
Net Loss	$(4,942)	$(2,348)	$(8,185)	$(10,730)	$(26,205)

Net Loss per Share	$(0.29)	$(0.14)	$(0.49)	$(0.64)	$(1.55)

Weighted Average Shares Outstanding for Period	16,873,880	16,873,880	16,873,880	16,857,126	16,869,645

IMH FINANCIAL CORPORATION
(formerly known as IMH Secured Loan Fund, LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 — SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED) - continued

	2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
REVENUE
Total Revenue	$1,282	$1,306	$1,058	1,118	$4,764
EXPENSES
Total Operating Expenses	9,251	8,498	10,642	11,676	40,067
(Gain)/Loss on Disposal of Legacy Assets	(77)	(146)	(368)	(398)	(989)
(Recovery of) Provision for Credit Losses	—	(900)	(1,030)	(192)	(2,122)
Total Expenses	9,174	7,452	9,244	11,086	36,956
Net Loss	$(7,892)	$(6,146)	$(8,186)	$(9,968)	$(32,192)

Net Loss per Share	$(0.47)	$(0.36)	$(0.49)	$(0.59)	$(1.91)

Weighted Average Shares Outstanding for Period	16,873,880	16,873,880	16,873,880	16,873,880	16,873,880

The average of each quarter’s weighted average shares outstanding does not necessarily equal the weighted average shares outstanding for the year and, therefore, individual quarterly weighted earnings per share do not equal the annual amount.

IMH FINANCIAL CORPORATION

SCHEDULE II — Valuation and Qualifying Accounts
For the Years Ended December 31, 2013, 2012 and 2011 (in thousands)

Description	Balance at Beginning of Year	Charged to Costs and Expenses		Transferred to Other Accounts (2)	Collected/ Recovered	Balance at End of Year
Mortgage Loan Portfolio:
Valuation Allowance-2011	$294,140	$1,000	(1)	$(153,453)	$—	$141,687
Valuation Allowance-2012	141,687	(275)	(1)	(89,812)	—	$51,600
Valuation Allowance-2013	51,600	(6,485)	(1)	(26,907)	—	$18,208

(1)	We revised our valuation allowance based on our evaluation of our mortgage loan portfolio for each of the years ended December 31, 2013, 2012 and 2011.

(2)
The amount listed in the column heading “Transferred to Other Accounts” represents net charge offs during the year, which were transferred to a real estate owned status at the date of foreclosure of the related loans or were recognized upon sale of the related loan.