Form 10-Q
period 2014-03-31
IMH Financial Corp
filed 2014-05-15
CIK 1397403

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)
[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014
or
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

The registrant had 50,000 shares of Common Stock, 3,493,181 shares of Class B-1 Common Stock, 3,494,377 shares of Class B-2 Common Stock, 7,162,608 shares of Class B-3 Common Stock, 627,579 shares of Class B-4 Common Stock and 735,801 shares of Class C Common Stock, which were collectively convertible into 15,563,546 outstanding common shares as of May 14, 2014.

IMH FINANCIAL CORPORATION
QUARTERLY REPORT ON FORM 10-Q

2

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.
IMH FINANCIAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31, 2014	December 31, 2013
ASSETS	(Unaudited)
Cash and Cash Equivalents	$1,432	$7,875
Restricted Cash and Cash Equivalents	15,318	5,777
Mortgage Loans Held for Sale, Net	15,264	12,541
Real Estate Acquired through Foreclosure Held for Sale	68,969	86,562
Real Estate Acquired through Foreclosure Held for Development	11,907	12,262
Operating Properties Acquired through Foreclosure	102,833	103,683
Deferred Financing Costs, Net	3,665	3,733
Other Receivables	1,495	983
Other Assets	3,103	3,159
Property and Equipment, Net	774	826

Total Assets	$224,760	$237,401

LIABILITIES
Accounts Payable and Accrued Expenses	$9,420	$8,400
Accrued Property Taxes	460	1,084
Accrued Interest Payable	3,291	2,974
Tenant Deposits and Funds Held for Others	379	1,016
Convertible Notes Payable and Deferred Interest, Net of Discount	56,250	54,975
Notes Payable, Net of Discount	34,924	46,043
Capital Lease Obligation	1,240	1,251
Special Assessment Obligations	5,339	5,339
Exit Fee Payable	10,448	10,448

Total Liabilities	121,751	131,530

Fair Value of Puttable Shares Pursuant to Legal Settlement	5,286	4,871

Commitments and Contingent Liabilities

STOCKHOLDERS' EQUITY
Common stock, $.01 par value; 200,000,000 shares authorized; 16,873,880 shares issued at March 31, 2014 and December 31, 2013; 16,832,221 shares outstanding at March 31, 2014 and December 31,2013	169	169
Preferred stock, $.01 par value; 100,000,000 shares authorized; none outstanding	—	—
Treasury stock at cost, 41,659 shares at March 31, 2014 and December 31, 2013	(172)	(172)
Paid-in Capital	719,880	720,150
Accumulated Deficit	(622,154)	(619,147)
Total Stockholders' Equity	97,723	101,000

Total Liabilities and Stockholders' Equity	$224,760	$237,401

The accompanying notes are an integral part of these statements

IMH FINANCIAL CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share data)

	Three Months Ended March 31,
	2014	2013

REVENUE:
Operating Property Revenue	$6,037	$1,362
Investment and Other Income	336	308
Mortgage Loan Income, Net	220	187
Total Revenue	6,593	1,857

OPERATING EXPENSES:
Operating Property Direct Expenses (exclusive of Interest and Depreciation)	5,006	1,111
Expenses for Non-Operating Real Estate Owned	551	479
Professional Fees	2,636	1,650
General and Administrative Expenses	1,516	1,378
Interest Expense	4,867	4,008
Depreciation and Amortization Expense	1,005	451
Settlement and Related Costs	—	317
Total Operating Expenses	15,581	9,394

RECOVERY OF CREDIT LOSSES AND (GAIN) LOSS ON DISPOSAL
(Gain) Loss on Disposal of Legacy Assets	(5,417)	10
Recovery of Credit Losses	(564)	(2,606)
Total Recovery of Credit Losses, and (Gain) Loss on Disposal	(5,981)	(2,596)

Loss before Income Taxes	(3,007)	(4,941)

Provision for Income Taxes	—	—

NET LOSS	$(3,007)	$(4,941)

Basic and diluted loss per common share
Net Loss per Share	$(0.18)	$(0.29)
Weighted Average Common Shares Outstanding	16,832,221	16,873,880

The accompanying notes are an integral part of these statements

IMH FINANCIAL CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Three Months Ended March 31, 2014
(In thousands, except share data)

	Common Stock		Treasury Stock			Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Paid-in Capital
Balances at December 31, 2013	16,873,880	$169	41,659	$(172)	$720,150	$(619,147)	$101,000
Net Loss	—	—	—	—	—	(3,007)	(3,007)
Stock-Based Compensation			—	—	145	—	145
Reclassification of Fair Value of Puttable Shares Pursuant to Legal Settlement	—	—	—	—	(415)	—	(415)
Balances at March 31, 2014	16,873,880	$169	41,659	$(172)	$719,880	$(622,154)	$97,723

The accompanying notes are an integral part of these statements

IMH FINANCIAL CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31,
	2014	2013

CASH FLOWS - OPERATING ACTIVITIES
Net Loss	$(3,007)	$(4,941)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash Recovery of Credit Losses	—	(2,400)
Stock-Based Compensation and Option Amortization	144	131
(Gain) Loss on Disposal of Legacy Assets	(5,417)	10
Amortization of Deferred Financing Costs	536	407
Depreciation and Amortization Expense	1,005	451
Accretion of Discount on Notes Payable	520	495
Increase (decrease) in cash resulting from changes in:
Accrued Interest Receivable	88	(182)
Other Receivables	(512)	(1,445)
Other Assets	(581)	(204)
Accrued Property Taxes	(623)	(609)
Accounts Payable and Accrued Expenses	1,020	1,898
Accrued Interest Payable	1,073	961
Tenant Deposits and Funds Held for Others	—	(54)
Total adjustments, net	(2,747)	(541)

Net cash used in operating activities	(5,754)	(5,482)

CASH FLOWS - INVESTING ACTIVITIES
Proceeds from Sale/Recovery of Real Estate Owned	15,273	1,133
Return of Investment Principal	—	9
Mortgage Loan Fundings and Protective Advances	—	(490)
Mortgage Loan Repayments	5,589	7,545
Preferred Equity Investment	—	(15,301)
Investment in Real Estate Owned	(411)	(713)
Net cash provided by (used in) investing activities	20,451	(7,817)

CASH FLOWS - FINANCING ACTIVITIES
Proceeds from Notes Payable	188	10,150
Debt Issuance Costs Paid	(468)	(894)
(Increase) decrease in Restricted Cash	(9,541)	4,299
Repayments of Notes Payable	(10,043)	(850)
Purchase of Liens	(1,265)	—
Repayments of Capital Lease	(11)	—
Dividends Paid	—	(400)
Net cash provided by (used in) financing activities	(21,140)	12,305

IMH FINANCIAL CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31,
	2014	2013

NET DECREASE IN CASH AND CASH EQUIVALENTS	(6,443)	(994)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	7,875	3,084

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,432	$2,090

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$2,739	$3,632
Deferred Interest added to Notes Payable Principal	$755	$718
Seller Financing provided for Asset Sales	$8,400	$1,085
Reclassification of REO Assets Held for Sale From/To Held for Development	$355	$—
Reclassification of Paid in Capital to Fair Value of Puttable Shares Pursuant to Legal Settlement	$415	$—

The accompanying notes are an integral part of these statements

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014

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

During 2013 and 2012, we acquired certain operating properties through deed-in-lieu of foreclosure which have contributed significantly to our operating revenues and expenses during these periods and thereafter. As described more fully in note 4, at March 31, 2014, our operating properties consist of two operating hotels located in Sedona, Arizona, a golf course operation located in Bullhead City, Arizona and a commercial office building located in Stafford, Texas. Due to our limited lending activities since 2008, these operating properties have contributed the majority of our revenue sources in recent periods in relation to our historical core mortgage lending activities.

Basis of Presentation

The accompanying unaudited, condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for a complete set of financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the results for the periods presented have been made. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2014. These condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended December 31, 2013.

The accompanying unaudited condensed consolidated financial statements include the accounts of IMH Financial Corporation and the following wholly-owned operating subsidiaries: Investors Mortgage Holdings, Inc., an Arizona corporation, Investors Mortgage Holdings California, Inc., a California corporation, IMH Holdings, LLC, a Delaware limited liability company (“Holdings”), and various other wholly owned subsidiaries established in connection with the acquisition of real estate either through foreclosure or purchase. IMH Holdings is a holding company for two wholly-owned subsidiaries: IMH Management Services, LLC, an Arizona limited liability company, and SWI Management, LLC, an Arizona limited liability company. IMH Management Services, LLC provides us and our affiliates with human resources and administrative services, including the supply of employees, and SWI Management, LLC, or “SWIM”, acted as the manager for the Strategic Wealth & Income Company, LLC, or the SWI Fund. All significant intercompany accounts and transactions have been eliminated in consolidation.

Liquidity

As of March 31, 2014, our accumulated deficit aggregated $622.2 million primarily as a result of previous provisions for credit losses recorded relating to the decrease in the fair value of the collateral securing our loan portfolio and impairment charges relating to the value of real estate owned assets acquired primarily through foreclosure, as well as on-going net operating losses in recent periods resulting from the lack of income-producing assets and the high cost of our debt financing. We experienced significant loan defaults and foreclosures on our mortgage loans in prior years due primarily to the erosion of the U.S. and global real estate and credit markets during those periods. As a result, we have spent the better part of that period and the current period enforcing

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014

NOTE 1 – BUSINESS, BASIS OF PRESENTATION AND LIQUIDITY - continued

our loan documents and working to repossess the collateral properties underlying those loans and pursuing recovery from guarantors under such loans.

Our liquidity plan has included obtaining additional financing, selling whole loans or participating interests in loans and selling certain real estate assets. As more fully described in note 7, in June 2011, we entered into and closed funding of a $50.0 million senior secured convertible loan with NWRA Ventures I, LLC (“NW Capital”). In addition, during the year ended December 31, 2013, we secured an additional $10.0 million in financing secured by certain REO assets. These loans, along with proceeds from asset sales, have been our primary sources for working capital and funding our general business needs. During the period ended March 31, 2014, we repaid the $10.0 million note payable primarily using proceeds from asset sales. In addition, as previously reported on Form 8-K, subsequent to March 31, 2014, we entered into an agreement with NW Capital for the potential prepayment of the $50.0 million senior secured convertible loan by May 30, 2014, contingent on our ability to obtain replacement financing.

As of March 31, 2014, our entire loan portfolio with an aggregate carrying value of $15.3 million is held for sale. In addition, as of March 31, 2014, real estate owned (“REO”) projects with a carrying value totaling $69.0 million were being actively marketed for sale. During the period ended March 31, 2014, we sold certain loans and REO assets and collected other recoveries generating approximately $15.3 million in cash, net of the amounts financed by us. We also received $5.6 million in mortgage loan paydowns during the period ended March 31, 2014.

In connection with the $50.0 million loan with NW Capital secured in June 2011, we entered into a cash management agreement with the lender under which the amount of discretionary funds available to us is limited to the following 90 days of budgeted operating cash, which is funded on a monthly basis, subject to NW Capital approval and release. The balance of all remaining cash (including the balance of loan proceeds and any and all proceeds received from revenues, loan payments, asset sales or other cash generating events) is collected and maintained in a trust account as collateral under the loan for the benefit of NW Capital (the Collateral Account). At March 31, 2014, we had cash and cash equivalents of approximately $1.4 million and restricted cash of $15.3 million.

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

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES

Reclassifications
Certain 2013 amounts have been reclassified to conform to the 2014 financial statement presentation. During 2013, the Company completed a conversion to a new accounting system which provides more detailed reporting and greater visibility for the Company and its various subsidiaries. As a result of this conversion, we identified various changes in the classifications of certain previously reported income statement amounts and segment information. While these changes had no impact on net loss and basic and diluted net loss per share, there were some significant reclassifications in the consolidated statement of operations which are described as follows:

During the year ended December 31, 2013, we created a line item entitled Operating Property Direct Expenses (exclusive of Interest and Depreciation) and reclassified appropriate amounts primarily from Other Operating Expenses for Real Estate Owned to capture those expenses directly attributable to operating properties, thereby segregating incidental costs of ownership of non-operating REO properties. In addition, other amounts were previously reported in property taxes, professional fees, and general and administrative expenses for the period ended March 31, 2013.

The effects of these reclassifications are presented in the table below:

	Three Months Ended March 31, 2013
Reclassifications - Statement of Operations - 2013	As Previously Reported	Reclassification Adjustment	As Reclassified
Rental Income	$417	$(417)	$—
Hospitality and Entertainment Income	945	(945)	—
Operating Property Revenue	—	1,362	1,362
Operating Property Direct Expenses (exclusive of Interest and Depreciation)	—	1,111	1,111
Property Taxes for REO	360	(360)	—
Other Operating Expenses for REO	1,127	(1,127)	—
Expenses for Non-Operating Real Estate Owned	—	479	479
Professional Fees	1,699	(49)	1,650
General and Administrative Expenses	1,432	(54)	1,378

Restatement of Previously Issued Consolidated Financial Statements

Segment Information
As a result of the accounting system conversion described above, we identified various certain misstatements in the classifications of certain previously reported segment information. For income statement items, the adjustments primarily related to the allocation of certain professional fees, interest and general and administrative costs into the proper segments. We have adjusted our segment disclosures for the period ended March 31, 2013 to reflect the proper amounts in each segment.
Assessment of Restatements

These corrections had no impact on net loss or basic and diluted loss per share for the period ended March 31, 2013. The Company has assessed these misstatements in financial statement presentation and has determined that, on both a qualitative and quantitative basis, the adjustments are immaterial, both individually and in the aggregate, to the consolidated financial statements, and thus the Company did not and will not amend any of its prior quarterly and annual reports on Form 10-Q and 10-K, and it has adjusted its presentation on a prospective basis. In order to provide consistency in the Company's financial reporting, the March 31, 2013 segment information presented herein has been restated to appropriately reflect the corrections described above. The following tables summarizes the effects of these corrections and reclassifications on the previously filed consolidated financial statements as of and for the period ended March 31, 2013, which was restated for comparative purposes only (in thousands):

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES – continued

	Three Months Ended March 31, 2013
	As Previously Reported	Restatement Adjustment	Reclassification Adjustment	As Restated
Segment Information - Income Statement Items
Expenses
Expenses Mortgage and REO - Legacy Portfolio and Other Operations	$(35)	$(952)	$987	$—
Mortgage and REO - Legacy Portfolio and Other Operations - Expenses for Non-Operating REO	—	—	473	473
Mortgage and REO - Legacy Portfolio and Other Operations - Professional Fees	—	—	637	637
Mortgage and REO - Legacy Portfolio and Other Operations - General and Administrative	—	—	12	12
Mortgage and REO - Legacy Portfolio and Other Operations - Interest	—	—	488	488
Mortgage and REO - Legacy Portfolio and Other Operations - Loss on disposal of Assets	—	—	6	6
Mortgage and REO - Legacy Portfolio and Other Operations - Credit Loss Recoveries	—	—	(2,603)	(2,603)
Total Expenses Mortgage and REO - Legacy Portfolio and Other Operations	(35)	(952)	—	(987)

Expenses Commercial Real Estate Leasing Operations	577	324	(901)	—
Commercial Real Estate Leasing Operations - Operating Property Direct Expense	—	—	342	342
Commercial Real Estate Leasing Operations - Interest	—	—	232	232
Commercial Real Estate Leasing Operations - Depreciation and Amortization	—	—	330	330
Commercial Real Estate Leasing Operations - Credit Loss Recoveries	—	—	(3)	(3)
Total Expenses Commercial Real Estate Leasing Operations	577	324	—	901

Expenses Hospitality and Entertainment Operations	845	26	(871)	—
Hospitality and Entertainment Operations - Operating Property Direct Expense	—	—	769	769
Hospitality and Entertainment Operations - Interest	—	—	30	30
Hospitality and Entertainment Operations - Depreciation and Amortization	—	—	72	72
Total Expenses Hospitality and Entertainment Operations	845	26	—	871

Expenses Corporate and Other	5,411	602	(6,013)	—
Corporate and Other - Expenses for Non-Operating REO	—	—	6	6
Corporate and Other - Professional Fees	—	—	1,013	1,013
Corporate and Other - General and Administrative	—	—	1,366	1,366
Corporate and Other - Interest	—	—	3,258	3,258
Corporate and Other - Depreciation and Amortization	—	—	49	49
Corporate and Other - Loss on disposal of Assets	—	—	4	4
Corporate and Other - Settlement and related	—	—	317	317
Total Expenses Corporate and Other	$5,411	$602	$—	$6,013

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

Restricted Cash

At March 31, 2014 and December 31, 2013, restricted cash and cash equivalents totaled $15.3 million and $5.8 million, respectively. Restricted cash includes cash items that are legally or contractually restricted as to usage or withdrawal, which include amounts relating to: a) the Collateral Account which is required under the terms of NW Capital loan and related agreements, and is subject

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES – continued

to NW Capital approval and release. While the funds in the Collateral Account are not restricted for a specified purpose and are expected to be used to fund on-going operations, capital purchases and investments, the availability of such funds is restricted as to withdrawal and are subject to NWRA approval and release; b) as described in note 7, under the terms of our loan agreement with Canpartners Realty Holding Company IV LLC (Canpartners), we are required to maintain a minimum $5.0 million balance of cash and cash equivalents at all times during the term of the loan, which may include balances in the Collateral Account, as well as other reserve accounts required under the Canpartners' loan agreement; and c) amounts maintained in escrow accounts for contractually specified purposes. During the period ended March 31, 2014, we repaid the CanPartners loan in full thereby removing this restriction.

Recent Accounting Pronouncements

Changes to GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of accounting standards updates (“ASUs”) to the FASB’s Accounting Standards Codification (“ASC”). The Company considers the applicability and impact of all ASUs.

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This update applies to all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The adoption of this ASU did not have a material impact on the Company’s financial statements.

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

In April 2014, the FASB issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Components of an Entity, which changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. The guidance applies prospectively to new disposals and new classifications of disposal groups as held for sale after the effective date. The standard is required to be adopted by public business entities in annual periods beginning on or after December 15, 2014, and interim periods within those annual periods. The adoption of this ASU is not expected to have a material impact on the Company’s financial statements.

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014

NOTE 3 — MORTGAGE INVESTMENTS, LOAN PARTICIPATIONS AND LOAN SALES

Lending Activities

Given the non-performing status of the majority of the loan portfolio and the suspension of significant lending activities, there has been limited loan activity during the period ended March 31, 2014. Except for the origination of two loans totaling $8.4 million relating to the financing of a portion of the sale of certain REO assets during 2014, no new loans were originated during the three months ended March 31, 2014. Similarly, we originated only one loan during 2013 totaling $1.1 million relating to the partial financing of the sale of an REO asset. During the period ended March 31, 2014, we received mortgage loan payoffs totaling $5.6 million for two of our performing loans.

A roll-forward of loan activity for the three months ended March 31, 2014 is as follows (in thousands):

	Principal Outstanding	Interest Receivable	Valuation Allowance	Carrying Value
Balances at December 31, 2013	$30,222	$527	$(18,208)	$12,541
Additions:
Principal fundings - asset sale financing	8,400	—	—	8,400
Accrued interest revenue	—	203	—	203
Reductions:
Principal and interest repayments	(5,589)	(291)		(5,880)
Balances at March 31, 2014	$33,033	$439	$(18,208)	$15,264

As of March 31, 2014, we had seven loans outstanding with an average principal and interest balance of $4.8 million, as compared to $4.4 million for our seven loans at December 31, 2013. However, as of March 31, 2014, we had only two performing loans with an average outstanding principal and interest balance of $4.2 million and a weighted average interest rate of 6.0%. At December 31, 2013, we had only two performing loans with an average outstanding principal and interest balance of $2.9 million and a weighted average interest rate of 12.5%. As of March 31, 2014 and December 31, 2013, the valuation allowance represented 54.4% and 59.2%, respectively, of the total outstanding loan principal and interest balances.

Scheduled Loan Maturities

The outstanding principal and interest balance of mortgage investments, net of the valuation allowance, as of March 31, 2014, have scheduled maturity dates within the next several quarters as follows:

March 31, 2014
(in thousands, except percentage and unit data)
Quarter	Outstanding Balance	Percent	#
Matured	$25,035	74.8%	5
Q3 2015	7,237	21.6%	1
Q3 2017	600	1.8%	—
Q1 2020	600	1.8%	1
Total Principal and Interest	33,472	100.0%	7
Less: Valuation Allowance	(18,208)
Net Carrying Value	$15,264

From time to time, we may extend a mortgage loan’s maturity date in the normal course of business. In this regard, we have modified certain loans, extending maturity dates in some cases to two or more years, and we expect we will modify additional

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014

NOTE 3 — MORTGAGE INVESTMENTS, LOAN PARTICIPATIONS AND LOAN SALES – continued

loans in the future in an effort to seek to preserve our collateral. Accordingly, repayment dates of the loans may vary from their currently scheduled maturity date. If the maturity date of a loan is not extended, we classify and report the loan as matured.

Given the non-performing status of the majority of the loan portfolio, we do not expect the payoffs to materialize for our legacy loans, particularly for loans past their respective maturity date. We may find it necessary to foreclose, modify, extend, make protective advances or sell such loans in order to protect our collateral, maximize our return or generate additional liquidity. There were no loan modifications during the period ended March 31, 2014.

Summary of Loans in Default

We continue to experience loan defaults as a result of depressed real estate market conditions and lack of takeout financing in the marketplace. A summary and roll-forward of activity of loans in default for the three months ended March 31, 2014 is as follows (dollars in thousands):

	Principal Outstanding	Interest Receivable	Valuation Allowance	Carrying Value	# of Loans
Balances at December 31, 2013	24,636	401	(18,208)	6,829	5

Reductions :
Principal repayments	(3)	—	—	(3)	—

Balances at March 31, 2014	$24,633	$401	$(18,208)	$6,826	5

All of the 5 loans that were in default at December 31, 2013 remained in default status as of March 31, 2014.

We are exercising enforcement action which could lead to foreclosure or other disposition upon four of the five loans in default, but we have not completed foreclosure on any such loans during the period or subsequent to March 31, 2014. The timing of foreclosure on the remaining loans is dependent on several factors, including applicable states statutes, potential bankruptcy filings by the borrowers, our ability to negotiate a deed-in-lieu of foreclosure and other factors. We are continuing to work with the borrower with respect to the remaining one loan in default in order to seek to maintain entitlements on the related project and, thus, the value of the our existing collateral.

At March 31, 2014, all loans in default were also in non-accrual status. In addition, as of March 31, 2014 and December 31, 2013, interest receivable recorded on such loans prior to being placed in non-accrual status totaled $0.4 million for each period, respectively, and is included in mortgage loans held for sale on the accompanying condensed consolidated balance sheet.
No interest income was recognized on non-accrual loans on a cash or accrual basis during the periods ended March 31, 2014 or 2013. In addition, borrower concentrations, geographic concentrations of our loan portfolio, related loan classifications and end-user categories have not materially changed since December 31, 2013.

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014

NOTE 4 — OPERATING PROPERTIES AND REAL ESTATE HELD FOR DEVELOPMENT OR SALE

Operating properties and REO assets consist primarily of properties acquired as a result of foreclosure or purchase and were initially recorded at the lower of cost or fair value, less estimated costs to sell the property. At March 31, 2014, we held total operating properties and REO assets of $183.7 million, of which $11.9 million were held for development, $69.0 million were held for sale, and $102.8 million were held as operating properties. At December 31, 2013, we held total operating properties and REO assets of $202.5 million, of which $12.3 million were held for development, $86.6 million were held for sale, and $103.7 million were held as operating properties. We did not foreclose on any loans during the period ended March 31, 2014. A roll-forward of REO activity from December 31, 2013 to March 31, 2014 is as follows (dollars in thousands):

	Operating Properties	# of Projects	Held for Development	# of Projects	Held for Sale	# of Projects	Total Net Carrying Value

Balances at December 31, 2013	$103,683	4	$12,262	7	$86,562	31	$202,507

Additions:
Capital costs additions	103	—	—	—	309	—	412

Reductions :
Cost of properties sold	—	—	—	—	(18,257)	(4)	(18,257)
Depreciation and amortization	(953)	—	—	—	—	—	(953)
Transfers, net	—	—	(355)	(2)	355	2	—
Balances at March 31, 2014	$102,833	4	$11,907	5	$68,969	29	$183,709

Operating properties includes depreciable building and improvements, furniture, fixtures and equipment, and tenant improvements with balances totaling $67.4 million, and accumulated depreciation and amortization of $8.5 million.

The nature and extent of future capitalized costs for REO held for development depends on the level of development undertaken, the number of additional foreclosures and other factors. While our assets are generally available for sale, we continue to evaluate various alternatives for the ultimate disposition of these investments, including partial or complete development of the properties prior to sale or disposal of the properties on an as-is basis. During the period ended March 31, 2014, we sold four REO assets (or portions thereof) for $23.7 million (net of selling costs), of which we financed $8.4 million, resulting in a net gain of approximately $5.4 million. During the three months ended March 31, 2013, we sold two REO assets (or portions thereof) for $2.2 million (net of selling costs), of which we financed $1.1 million, for a net loss of approximately $10 thousand.

In addition, during the period ended March 31, 2014, we transferred one REO asset that was previously held for sale to REO held for development based on management’s decision to develop the property which is planned for the development of a multi-family residential project. We also transferred certain REO assets that were previously held for development to REO held for sale based on a contract with a homebuilder to take down certain residential lots. Aside from these reclassifications, there were no material changes with respect to REO classifications or planned development during the three months ended March 31, 2014 other than as a result of REO asset sales.

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014

NOTE 5 - GUARANTEE ON SENIOR SECURED INDEBTEDNESS
In connection with the sale of our preferred equity investment in a joint venture to the holder of the other primary interests in the joint venture during the fourth quarter of 2013, the Company agreed to continue to serve as a limited guarantor member on the senior indebtedness of the joint venture that is secured by the acquired operating properties, and we expect to receive certain remuneration until we are released from the limited guarantee. We shall remain as a limited guarantor until the earlier of 1) the borrower's identification of a suitable substitute guarantor (which the borrower is actively pursuing) or 2) repayment of the senior indebtedness which matures on February 28, 2017. The Company is entitled to quarterly payments of $0.3 million to $0.5 million beginning in 2014 until the guarantee is released. During the period ended March 31, 2014, we received $0.3 million under the guarantee arrangement and we may receive additional remuneration in 2014 until we are released from the limited guarantee. Such payments are considered earned when received. The Company’s maximum obligation would be limited to the amount of debt service payments in the event of default by the borrower. The principal balance of the senior indebtedness as of March 31, 2014 was approximately $90.7 million as compared to the estimated fair value of the underlying collateral of approximately $110.0 million (unaudited). The remaining collateral consists of 11 operating multifamily properties with an average occupancy of approximately 85.9% (unaudited). The net operating cash flows have proven sufficient to cover debt service payments required under the loan which are collected through a lockbox. As a result, we have not recorded any liability related to our limited guarantee because we believe there is a remote likelihood of any liability to us given these factors; however, in the event of nonperformance by the borrowers, there could be a material impact to the Company.

NOTE 6 — FAIR VALUE

Valuation Allowance and Fair Value Measurement of Loans and Real Estate Held for Sale

Our valuation analysis processes and procedures are disclosed in our previously filed Annual Report on Form 10-K for the fiscal year ended December 31, 2013.  We perform a valuation analysis of our loans, REO held for sale and derivative investments not less frequently than on a quarterly basis. We complete an analysis of our loans as a whole to assess our exposure for loans made in various reporting periods and in terms of geographic diversity. We consider all relevant circumstances to determine if, and the extent to which, a valuation allowance is required.

Impairment for our collateral dependent loans is measured at the balance sheet date based on the then fair value of the collateral in relation to contractual amounts due under the terms of the applicable loan if foreclosure is probable. Substantially all of our loans are deemed to be collateral dependent.

Similarly, REO assets that are classified as held for sale are measured at the lower of carrying amount or fair value, less estimated cost to sell. REO assets that are classified as operating properties or held for development are considered “held and used” and are evaluated for impairment when circumstances indicate that the carrying amount exceeds the sum of the undiscounted net cash flows expected to result from the development and eventual disposition of the asset. If an asset is considered impaired, an impairment loss is recognized for the difference between the asset’s carrying amount and its fair value, less estimated cost to sell. If we elect to change the disposition strategy for our real estate held for development, and such assets were deemed to be held for sale, we may record additional impairment charges, and the amounts could be significant. See our consolidated audited financial statements in our previously filed Annual Report on Form 10-K for the year ended December 31, 2013 for a detailed description of the procedures performed and assumptions utilized in connection with our impairment analysis of real estate owned assets as of and for the year ended December 31, 2013.

We assess the extent, reliability and quality of market participant inputs such as sales pricing, cost data, absorption, discount rates, and other assumptions, as well as the significance of such assumptions in deriving the valuation. We generally employ one of five valuation approaches, or a combination of such approaches, in determining the fair value of the underlying collateral of each loan: the development approach, the income capitalization approach, the sales comparison approach, the cost approach, or the receipt of recent offers or executed purchase and sales agreements on specific properties.

For projects in which we have received a bona fide written third-party offer (or have executed a purchase and sale agreement) to buy our real estate or loan, or we or the borrower has received a bona fide written third-party offer (or has executed a purchase and sale agreement) to buy the related project, we generally utilize the offer or agreement amount in cases in which such amount may fall outside our current valuation conclusion. Such offers or agreements are only considered if we deem it to be valid,

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014

NOTE 6 — FAIR VALUE – continued

reasonable, negotiable, and we believe the counterparty has the financial wherewithal to execute the transaction. When deemed appropriate, the offers received are discounted to allow for potential changes in our on-going negotiations.

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

We engage independent third-party valuation firms on a periodic, as-needed basis to provide complete valuation reports for certain of our selected larger loans and REO assets. In recent periods, we noted indications that a stabilizing trend in real estate market values began to unfold and, in certain circumstances, improved for some markets. As a result, we have reduced the extent to which we utilize independent third-party valuation firms to assist with our analysis of fair value of the collateral supporting our loans and REO. As such, we currently rely largely on our asset management consultants and internal staff to gather available market participant data from independent sources to update assumptions used to derive fair value of the collateral supporting our loans and real estate owned for assets not subject to third party valuation.

Our fair value measurement is based on the highest and best use of each property which is generally consistent with our current use for each property subject to valuation. In addition, our assumptions are established based on assumptions that believe market participants for those assets would also use. During the period ended March 31, 2014, we performed both a macro analysis of market trends and economic estimates, as well as a detailed analysis on selected significant loan and REO assets. Based on our analysis of macro market and economic conditions, market confidence appears to have leveled off in recent months in numerous markets in which our assets are located as evidenced by marked improvement in sales activity and pricing.

The following is a summary of the procedures performed in connection with our fair value analysis as of and for the period ended March 31, 2014:

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

3.
For the period ended March 31, 2014, given the lack of significant change in overall general market conditions since December 31, 2013, we performed internal analysis to evaluate fair value for our portfolio. Our internal analysis of fair value included a review and update of current market participant activity, overall market conditions, the current status of the project, our direct knowledge of local market activity affecting the project, as well as other market indicators obtained through our asset management group and various third parties to determine whether there were any indications of a material increase or decrease in the value of the underlying collateral or REO asset since the last complete third party valuation for such assets. Our asset-specific analysis focused on the higher valued assets of our loan collateral and REO portfolio. We considered the results of our analysis and the potential valuation implication to the balance of the portfolio based on similar asset types and geographic location.

4.
In addition, for projects for which we have received a bona fide written third-party offer to buy our loans or REO assets (or have executed a purchase and sale agreement), or the borrower has received a bona fide written third-party offer to buy the related project (or has executed a purchase and sale agreement), we generally utilized the offer or agreement amount in cases in which such amount maybe outside our current valuation conclusion. Such offers or agreements are only considered if we deem it to be valid, reasonable and negotiable, and we believe the counterparty has the financial wherewithal to execute the transaction.

Based on our analysis, generally the valuation approach taken and assumptions utilized with respect to each asset at December 31, 2013 remained applicable at March 31, 2014, except for those assets subject to a recent bona fide written third-party offer or executed purchase and sales agreements to buy our loan or REO asset. See our previously filed Annual Report on Form 10-K for

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014

NOTE 6 — FAIR VALUE – continued

the fiscal year ended December 31, 2013 for a summary of the key assumptions and valuation methodologies utilized to derive fair value.

Selection of Single Best Estimate of Value

As previously described, we have historically obtained periodic valuation reports from third-party valuation specialists, consultants and/or from our internal asset management department for the underlying collateral of our loans and REO held for sale. The results of our valuation efforts generally provide a range of values for the collateral valued rather than a single point estimate because of variances in the potential value indicated from the available sources of market participant information. The selection of a value from within a range of values depends upon general overall market conditions as well as specific market conditions for each property valued and its stage of entitlement or development. In addition to third-party valuation reports, we utilize recently received bona fide purchase offers from independent third-party market participants or executed purchase and sales agreements that may be outside of the range of values indicated by the third-party specialist report. In selecting the single best estimate of value, we consider the information in the valuation reports, credible purchase offers received and agreements executed, as well as multiple observable and unobservable inputs.

Valuation Conclusions

Based on the results of our evaluation and analysis, during the period ended March 31, 2014 we recorded no provision for credit losses on our loan portfolio. During the period ended March 31, 2013, we recorded a non-cash recovery of credit losses on our loan portfolio in the amount of $2.4 million relating specifically to the improved value for the hotel operations acquired through foreclosure acquired in the second quarter of 2013. In addition, we recorded net recoveries of credit losses of $0.6 million and $0.2 million during the periods ended March 31, 2014 and 2013, respectively, relating to the collection of cash and other assets from guarantors on certain legacy loans. As of March 31, 2014 and December 31, 2013 the valuation allowance totaled $18.2 million, representing 54.4% and 59.2%, respectively, of the total outstanding loan principal and accrued interest balances. Also, we recorded no impairment of real estate owned during either of the periods ended March 31, 2014 or 2013.

With the existing valuation and impairment allowance recorded as of March 31, 2014, we believe that, as of that date, the fair value of our loans and REO assets held for sale is adequate in relation to the net carrying value of the related assets and that no additional valuation allowance or impairment is considered necessary. While the above results reflect management’s assessment of fair value as of March 31, 2014 based on currently available data, we will continue to evaluate our loan and REO portfolio for the balance of fiscal 2014 and beyond to determine the adequacy and appropriateness of the valuation allowance and/or impairment balances. Depending on market conditions, such updates may yield materially different values and potentially increase or decrease the valuation allowance for loans or impairment charges for REO assets.

Valuation Categories

There were no losses recorded during the periods ended March 31, 2014 or 2013 in the categories for which net mortgage loans and REO held for sale were measured at fair value on a non-recurring basis based upon the lowest level of significant input to the valuation as of March 31, 2014 or March 31, 2013.

Additionally, there were no other assets that were measured at fair value using Level 1 or Level 2 inputs for which any losses were recorded during the periods ended March 31, 2014 or 2013. Generally, all of our mortgage loans and REO held for sale are valued using significant unobservable inputs (Level 3) obtained through updated analysis prepared by our asset management consultants and internal staff, except for such assets for which third party offers or executed purchase and sales agreements, were used, which are considered Level 2 inputs. Changes in the use of Level 3 valuations are based solely on whether we utilized third party offers for valuation purposes.

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014

NOTE 7 — DEBT, NOTES PAYABLE AND SPECIAL ASSESSMENT OBLIGATIONS

A roll-forward of notes payable and related obligations from December 31, 2013 to March 31, 2014 is as follows (in thousands):

Balance at December 31, 2013	$116,805
Additions:
Note additions	188
Deferred Interest on Convertible Notes Payable	755
Accretion of discount	520
Reductions:
Principal Repayments	(10,042)
Other Reductions	(1,265)
Balance at March 31, 2014	$106,961

Interest expense for three months ended March 31, 2014 and 2013 was $4.9 million, and $4.0 million, respectively.

Convertible Notes Payable/Exit Fee Payable

As more fully described in our Form 10-K for the year ended December 31, 2013, on June 7, 2011, we entered into and closed funding of a $50.0 million senior secured convertible loan with NW Capital. The loan matures on June 6, 2016 and bears contractual interest at a rate of 17% per year.

The lender, at its sole option, may make an annual election to defer a portion of interest due representing 5% of the total accrued interest amount, with the balance of 12% payable in cash. Interest is payable quarterly in arrears each April, July, October and January during the term of the loan. The lender made its election to defer the 5% portion for the years ending December 31, 2014 and 2013. Deferred interest is capitalized and added to the outstanding loan balance on a quarterly basis. As of March 31, 2014, total deferred interest added to the principal balance of the convertible note totaled $11.2 million, of which $0.8 million was added during the period ended March 31, 2014.

In addition, we are required to pay an exit fee (“Exit Fee”) at maturity equal to 15% of the then outstanding principal, unpaid accrued and deferred interest and other amounts owed under the loan agreement. The Exit Fee is considered fully earned under the terms of the loan agreement and has been recorded as a liability with an offsetting amount reflected as a discount to the convertible note payable. The Exit Fee and corresponding discount of $11.2 million was estimated assuming the lender elects its annual interest deferral option over the term of the loan. This amount is being amortized to interest expense over the term of the loan using the effective interest method. As of March 31, 2014, the remaining unamortized discount totaled approximately $4.9 million. The amortized discount added to the principal balance of the convertible note during the periods ended March 31, 2014 and 2013 totaled approximately $0.5 million and $0.5 million, respectively.

Debt issuance costs incurred in connection with the NW Capital closing are being amortized over the term of the loan using the effective interest method. With the contractual interest, and the amortization of the Exit Fee and related deferred financing costs, the effective interest rate under the NW Capital loan is approximately 23%. The loan is severally, but not jointly, guaranteed by substantially all of our existing and future subsidiaries, subject to certain exceptions and releases, and is secured by a security interest in substantially all of our assets. Under the terms of the loan agreement, the loan may not be prepaid prior to December 7, 2014 and is subject to substantial prepayment fees and premiums. At the time of prepayment, if any, we would also be required to buy back all of the common shares then held by NW Capital or its affiliates which were acquired from our former CEO or from any tender offer by NW Capital at a purchase price equal to the greater of (a) NW Capital’s original purchase price and (b) the original purchase price plus 50% of the excess book value over the original purchase price. Subsequent to March 31, 2014, we entered into an agreement with NW Capital for the potential prepayment of the $50.0 million senior secured convertible loan by May 30, 2014, contingent on our ability to obtain replacement financing. The prepayment amount would total approximately $80.0 million.

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014

NOTE 7 — DEBT, NOTES PAYABLE AND SPECIAL ASSESSMENT OBLIGATIONS – continued

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

Conversion Feature

As more fully described in our annual report on Form 10-K for the year ended December 31, 2013, the NW Capital loan is convertible into IMH Financial Corporation Series A preferred stock at any time prior to maturity at an initial conversion rate of 104.3 shares of our Series A preferred stock per $1,000 principal amount of the loan, subject to adjustment. Similar to the convertible note, dividends on the Series A preferred stock will accrue from the issue date at the rate of 17% of the issue price per year, compounded quarterly in arrears, a portion of which may, at the election of NW Capital, be payable in additional shares of stock.

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

Other Notes Payable Activity

During 2013, we assumed a note payable from a bank in connection with a deed-in-lieu of foreclosure that is secured by the related hotel operating properties with a gross asset basis of approximately $82.6 million at March 31, 2014. The note payable had a balance of $24.8 million at March 31, 2014. During the period ended March 31, 2014, we negotiated with the lender to extend the original maturity date of the loan from March 28, 2014 for a three year period at a reduced annual interest rate of 8.0% (from 12%), with interest only payments for the first year of the loan, and monthly payments of principal and interest of approximately $0.2 million thereafter until maturity. We obtained approval from NW Capital in connection with this financing and refinancing.

During 2013, we secured financing of $10.0 million from CanPartners that was secured by certain REO assets. Prior to its maturity in February 2014, the note payable bore annual interest of 12%, with required monthly payments of interest and the outstanding principal due at maturity. The note matured in February 2014 at which time the balance was repaid in full. Under the terms of the loan, we were required to maintain a minimum $5.0 million balance of cash and cash equivalents. We obtained approval from NW Capital in connection with this financing, asset sale and repayment.

During 2013, we acquired a residential property with a fair value of approximately $3.8 million in connection with a judgment obtained against a former guarantor on certain legacy loans. The residential property is subject to four liens which have sole recourse to the residential property. Such liens aggregated approximately $22.4 million in principal, exclusive of unpaid interest at December 31, 2013. We recorded such liens at their fair value at acquisition, which was determined to approximate the fair value of the related asset which totaled $3.8 million. During the period ended March 31, 2014, we purchased two of the liens totaling $15 million from the counterparty for approximately $1.3 million, which approximated the carrying value of such liens.

In connection with our proposed development to construct a multifamily housing development in Apple Valley, Minnesota, we entered into, among other agreements, a business subsidy agreement and related loan agreement dated March 29, 2013 with the Apple Valley Economic Development Authority (EDA). Under the terms of the business subsidy agreement, the EDA agreed to advance to us up to $1.1 million in the form of a loan. The amount of the loan shall not exceed the amount received from Dakota County for the statutory penalty and interest on special assessment taxes, which were assessed in the tax years 2007 through 2011, for which we have recorded a liability. If we complete the development project as intended no later than December 31, 2015, and certain other conditions are satisfied, and no event of default occurs, the EDA is expected to forgive the loan in its entirety. The loan bears interest at the rate of 6.0% per annum and shall accrue until the loan is satisfied or paid in full. If we do not meet the specified goals, the loan and all accrued unpaid interest must be repaid on or before December 31, 2016. In addition, under the agreement, we are not allowed to sell, transfer or otherwise convey all or part of the property for a period of five years following completion without the prior written consent of EDA. As of March 31, 2014, the total amount advanced to us under the loan agreement was $0.2 million. Under the terms of the business subsidy agreement, we were required to commence construction by April 1, 2014 but have not yet done so; however, we are in negotiations with the EDA to extend the construction period provided for under the agreement.

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014

NOTE 7 — DEBT, NOTES PAYABLE AND SPECIAL ASSESSMENT OBLIGATIONS – continued

In conjunction with our Apple Valley, Minnesota development project described above, we also entered into a settlement agreement in June 2012 with the municipality with respect to outstanding past due property taxes, penalties and interest on various parcels totaling $3.7 million and bearing annual interest of 10%. Under the terms of the settlement agreement, we are required to make annual payments over either a five or ten year period, depending on the parcel. The outstanding balance of the settlement obligation totaled $2.3 million at March 31, 2014 and December 31, 2013.

Under the terms of a previous settlement agreement in 2010, we executed two promissory notes for certain golf club memberships totaling $5.2 million. The notes are secured by the security interest on the related residential lots, were non-interest bearing and matured on December 31, 2012. Due to the non-interest bearing nature of the loans, in accordance with applicable accounting guidance, we imputed interest on the notes at our incremental borrowing rate of 12% per annum and recorded the notes net of the discount. The discount was amortized to interest expense over the term of the notes and was fully amortized as of December 31, 2012. During the period ended March 31, 2014, we made no principal payments under the notes. We are continuing to accrue interest at the default rate of 10% per annum. At March 31, 2014 and December 31, 2013, the net principal balance of the notes payable remained unchanged at $5.2 million and default interest reflected in accrued interest payable totaled $1.3 million and $1.1 million at March 31, 2014 and December 31, 2013, respectively. The notes are secured by certain REO assets that have a carrying value of approximately $4.8 million as of March 31, 2014. During 2012, we defaulted for strategic reasons on the terms of an agreement related to the loan, which resulted in an acceleration of the maturity date of such debt. The lender filed a notice of delinquency and a notice of trustee sale was scheduled for June 12, 2012. The subsidiary that owns these assets was placed into bankruptcy which stayed the trustee sale. In addition, since this strategic default and bankruptcy constituted an event of default under the NW Capital loan, management obtained a waiver from NW Capital regarding this action. During 2013, the bankruptcy court rejected our proposed plan of reorganization and lifted the stay on the trustee sale. However, we sought and obtained leave to appeal with the district court which stayed the bankruptcy court's order. As a result, the lender is presently stayed from conducting its trustee sale until the district court decides the appeal, the timing of which is undeterminable at this time. The related REO asset is currently stated at its net realizable value. Should the creditor take title to the REO asset as a result of the lift of the stay of the trustee sale, the carrying value of the REO will be charged to operations and the debt obligation and accrued interest will be credited to operations to the extent it is legally defeased by such action.

CFD and Special Assessment Obligations

In prior years, we recorded certain obligations assumed for our allocated share of CFD special revenue bonds and special assessments totaling approximately $5.3 million at March 31, 2014 and December 31, 2013, secured by certain real estate acquired through foreclosure in prior years. These obligations are described below.

One of the CFD obligations had an outstanding balance of approximately $3.5 million as of March 31, 2014 and December 31 2013, respectively, and has an amortization period that extends through April 30, 2030, with an annual interest rate ranging from 5% to 6%. The CFD obligation is secured by certain real estate held for sale consisting of 171 acres of unentitled land located in Buckeye, Arizona which had a carrying value of approximately $4.9 million at March 31, 2014.

The other CFD obligations are comprised of a series of special assessments that collectively had an outstanding balance of approximately $1.9 million as of March 31, 2014 and December 31, 2013. The CFD obligations have amortization periods that extend through 2022, with annual interest rates ranging from 6% to 7.5%. The CFD obligations are secured by certain real estate held for development consisting of 15 acres of unentitled land located in Dakota County, Minnesota which has a carrying value of approximately $5.7 million at March 31, 2014.

We made no principal repayments under these obligations during the period ended March 31, 2014. The responsibility for the repayment of these CFD and special assessment obligations rests with the owner of the property and, accordingly, will transfer to the buyer of the related real estate upon sale. Accordingly, management does not anticipate that these obligations will be paid in their entirety by the Company. Nevertheless, these CFD obligations are deemed to be obligations of the Company in accordance with GAAP because they are fixed in amount and for a fixed period of time.

Our debt, notes payable, CFD and special assessment obligations have the following scheduled principal payments on maturities as of March 31, 2014 (in thousands):

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014

NOTE 7 — DEBT, NOTES PAYABLE AND SPECIAL ASSESSMENT OBLIGATIONS – continued

Year	Amount
Past due and in default	$5,220
2014	3,225
2015	1,192
2016	68,258
2017	24,213
2018	630
Thereafter	4,223
Total	$106,961

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014

NOTE 8 – SEGMENT INFORMATION

Operating segments are defined as components of an enterprise that engage in business activity from which revenues are earned and expenses incurred for which discrete financial information is available that is evaluated regularly by our chief operating decision makers in deciding how to allocate resources and in assessing performance. The Company’s reportable segments are comprised of the following as of March 31, 2014:

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

Condensed consolidated financial information for our reportable operating segments as of March 31, 2014 and December 31,2013 and for the periods ended March 31, 2014 and 2013 is summarized as follows (in thousands):

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014

NOTE 8 – SEGMENT INFORMATION - continued

Balance Sheet Items	March 31, 2014	December 31, 2013

Total Assets	(unaudited)
Mortgage and REO - Legacy Portfolio and Other Operations	$99,166	$112,073
Commercial Real Estate Leasing Operations	19,638	21,202
Hospitality and Entertainment Operations	87,279	87,061
Corporate and Other	18,677	17,065
Consolidated	$224,760	$237,401

Notes Payable, Special Assessment Obligations, Capital Leases and Other Long Term Obligations
Mortgage and REO - Legacy Portfolio and Other Operations	$15,499	$16,764
Commercial Real Estate Leasing Operations	—	10,000
Hospitality and Entertainment Operations	25,982	25,845
Corporate and Other	66,720	65,447
Consolidated	$108,201	$118,056

Operating Liabilities
Mortgage and REO - Legacy Portfolio and Other Operations	$4,794	$4,434
Commercial Real Estate Leasing Operations	320	743
Hospitality and Entertainment Operations	3,495	2,712
Corporate and Other	4,941	5,585
Consolidated	$13,550	$13,474

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014

NOTE 8 – SEGMENT INFORMATION - continued

	Three months ended March 31, 2014 (Unaudited)
Income Statement Items	Mortgage and REO - Legacy Portfolio and Other Operations	Commercial Real Estate Leasing Operations	Hospitality and Entertainment Operations	Corporate and Other	Consolidated
Revenues:
Operating property revenue	$8	$386	$5,643	$—	$6,037
Investment and other income	335	—	—	1	336
Mortgage loan income, net	220	—	—	—	220
Total Revenue	563	386	5,643	1	6,593
Expenses:
Operating Property Direct Expenses (excluding interest and depreciation):
Payroll related expenses	—	16	1,960	—	1,976
Cost of sales	—	—	684	—	684
Property Taxes	—	84	86	—	170
Management Fees	—	9	402	—	411
Other costs	—	238	1,527	—	1,765
Operating Property Direct Expenses (excluding interest and depreciation)	—	347	4,659	—	5,006

Expenses for Non-Operating Real Estate Owned:
Property Taxes	240	—	—	—	240
Other costs	309	—	—	2	311
Expenses for Non-Operating Real Estate Owned	549	—	—	2	551

Professional Fees:
Financial Reporting - Audit, Legal and Tax	14	—	—	167	181
Other Legal	1,445	—	—	205	1,650
Asset Management	18	—	—	375	393
Other costs	24	—	—	388	412
Professional Fees	1,501	—	—	1,135	2,636

General and Administrative Expenses:
Payroll related expenses	—	—	—	914	914
Insurance expense	7	—	—	303	310
Rent	—	—	—	54	54
Other general and administrative costs	2	—	—	236	238
General and Administrative Expense	9	—	—	1,507	1,516

Other Expenses:

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014

NOTE 8 – SEGMENT INFORMATION - continued

Interest Expense	343	305	789	3,430	4,867
Depreciation and Amortization Expense	—	339	614	52	1,005
(Gain) Loss on Disposal of Legacy Assets	(5,417)	—	—	—	(5,417)
Recovery of Credit Losses	(557)	(7)	—	—	(564)
Other Expenses	(5,631)	637	1,403	3,482	(109)

Total Expenses	(3,572)	984	6,062	6,126	9,600

Net income (loss)	$4,135	$(598)	$(419)	$(6,125)	$(3,007)

	Three months ended March 31, 2013 (Unaudited)
	(Restated)
	Mortgage and REO - Legacy Portfolio and Other Operations	Commercial Real Estate Leasing Operations	Hospitality and Entertainment Operations	Corporate and Other	Consolidated
Revenues:
Operating property revenue	$1	$416	$945	$—	$1,362
Investment and other income	298	2	—	8	308
Mortgage loan income, net	187	—	—	—	187
Total Revenue	486	418	945	8	1,857

Expenses:
Operating Property Direct Expenses (excluding interest and depreciation):
Payroll related expenses	—	13	—	—	13
Cost of sales	—	—	112	—	112
Property Taxes	—	81	23	—	104
Management Fees	—	9	309	—	318
Other costs	—	239	325	—	564
Operating Property Expenses (excluding interest and depreciation)	—	342	769	—	1,111

Expenses for Non-Operating Real Estate Owned:
Property Taxes	254	—	—	—	254
Other costs	219	—	—	6	225
Expenses for Non-Operating Real Estate Owned	473	—	—	6	479

Professional Fees:
Financial Reporting - Audit, Legal and Tax	(7)	—	—	189	182
Other Legal	577	—	—	52	629
Asset Management	—	—	—	375	375
Other costs	67	—	—	397	464

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014

NOTE 8 – SEGMENT INFORMATION - continued

Professional Fees	637	—	—	1,013	1,650

General and Administrative Expenses:
Payroll related expenses	—	—	—	850	850
Insurance expense	1	—	—	323	324
Rent	—	—	—	50	50
Other general and administrative costs	11	—	—	143	154
General and Administrative Expense	12	—	—	1,366	1,378

Other Expenses:
Interest Expense	488	232	30	3,258	4,008
Depreciation and Amortization Expense	—	330	72	49	451
(Gain) Loss on Disposal of Legacy Assets	6	—	—	4	10
Settlement and Related Costs	—	—	—	317	317
Recovery of Credit Losses	(2,603)	(3)	—	—	(2,606)
Other Expenses	(2,109)	559	102	3,628	2,180

Total Expenses	(987)	901	871	6,013	6,798

Net income (loss)	$1,473	$(483)	$74	$(6,005)	$(4,941)

As described in note 2, due to the conversion to a new accounting system during the year ended December 31, 2013, we identified various changes in the classifications of certain previously reported segment information and have restated certain March 31, 2013 amounts in the foregoing tables.

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014

NOTE 9 — STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE

Shares of Common Stock, Class B Common Stock, Class C Common Stock, and Class D Common Stock share proportionately in our earnings and losses. There are no shares of the Class D common stock outstanding as of March 31, 2014. There were no changes in the classes of stock or in the number of shares of authorized or outstanding shares during the period ended March 31, 2014.

Treasury Stock

As more fully described in note 11, subsequent to March 31, 2014, we completed the issuance of certain subordinated unsecured notes payable to participating shareholders in exchange for approximately 1,268,675 shares of common stock pursuant to a legal settlement. As of March 31, 2014, we recorded $5.3 million as mezzanine equity, representing the estimated fair value of such shares determined to be $4.12 per share. We have presented this amount as the fair value of puttable shares pursuant to legal settlement in the accompanying condensed consolidated balance sheet as of March 31, 2014 and December 31, 2013, with an offsetting reduction of paid-in capital. The amounts of shares redeemed were recorded in treasury stock when the notes were formally issued and stock acquired in the second quarter of 2014.

Share-Based Compensation

As of March 31, 2014, there were 787,222 options outstanding, of which 628,406 were vested and 158,816 were non-vested, and there were 412,778 options available for future grants. Net stock-based compensation expense relating to these options was $0.1 million and $0.1 million for the three months ended March 31, 2014 and 2013, respectively. There were no additional issuances or forfeitures of options during the period ended March 31, 2014, and we did not receive any cash from option exercises during the three months ended March 31, 2014 or 2013. As of March 31, 2014, there was approximately $0.4 million of unrecognized compensation cost related to non-vested stock option compensation arrangements granted under the 2010 Stock Option Plan that is expected to be recognized as a charge to earnings over a weighted-average period of 0.7 years.

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

Due to the losses for the three months ended March 31, 2014 and 2013, basic and diluted loss per common share were the same, as the effect of potentially dilutive securities would have been anti-dilutive. At March 31, 2014, the only potentially dilutive securities, not included in the diluted loss per share calculation, consisted of 787,222 stock options, and the NW Capital convertible note payable which was convertible into approximately 6.3 million shares of Series A Preferred Stock (subject to increase upon NW Capital’s deferral of accrued interest), which are ultimately convertible into the same number of shares of our common stock. There were no other potentially dilutive securities as of March 31, 2014.

NOTE 10 — COMMITMENTS AND CONTINGENCIES

Contractual Agreements

New World Realty Advisors, LLC

As more fully discussed in our previously filed Form 10-K, we have engaged New World Realty Advisors, LLC (“NWRA”) to provide certain consulting and advisory services in connection with the development and implementation of an interim recovery and workout plan and long-term strategic growth plan for us. `

NWRA is entitled to various fees under this agreement that include, among others, a non-contingent monthly fee of $125,000, plus out-of-pocket expenses, as well as a 10% legacy asset performance fee based on the gross sales proceeds from the sales of legacy assets over their related December 31, 2010 carrying value. During the three months ended March 31, 2014, and 2013,

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014

NOTE 10 — COMMITMENTS AND CONTINGENCIES - continued

NWRA earned base management fees of approximately $0.4 million for each respective period, which is included in professional fees in the accompanying condensed consolidated statement of operations. In addition, NWRA earned legacy asset fees totaling $38 thousand and $16 thousand during the periods ended March 31, 2014 and 2013, respectively, a portion of which is included as an offset in gain on disposal of assets in the accompanying condensed consolidated statements of operations. Also NWRA earned an origination fee of $0.2 million during the period ended March 31, 2013 which was included in the basis of the asset acquired.

ITH Partners, LLC

 As more fully discussed in our previously filed Form 10-K, we have engaged ITH Partners, LLC (“ITH Partners”) to provide various consulting services, including assistance in strategic and business development matters; performing diligence and analytical work with respect to our asset portfolio; assisting in prospective asset purchases and sales; and other services. The total annual base consulting fee equals $0.8 million plus various other fees, described below, based on certain milestones achieved or other occurrences. During the periods ended March 31, 2014 and 2013, we incurred base consulting fees of $0.2 million for each respective period which are included in professional fees in the accompanying statements of operations.

ITH Partners is entitled to a legacy asset performance fee equal to 3% of the positive difference derived by subtracting (i) 110% of our December 31, 2010 valuation mark (the “Base Mark”) of any asset then owned by us from the (ii) the gross sales proceeds, if any, from sales of any legacy asset (on a legacy asset by asset basis without any offset for losses realized on any individual asset sales). During the periods ended March 31, 2014 and 2013, ITH earned legacy asset fees totaling $11 thousand and $0.1 million, respectively, a portion of which is included as an offset in gain on disposal of assets and a portion which is included as an offset in recovery of credit losses in the accompanying consolidated statement of operations. In addition, ITH is entitled to certain special payments for assistance in securing debt or equity financing with the fee ranging from .75% to 1.0% of the amount raised. During the periods ended March 31, 2014 and 2013, ITH earned special payments of $0.3 million and $0.1 million respectively.
.
Development Services Agreements

During 2012, we entered into two development services agreements with a third party developer to manage the development of certain existing real estate we own. One such project, when completed, is expected to consist of a 332-unit multi-family residential housing complex and a retail component located in Apple Valley, Minnesota. This asset has a carrying value of $5.7 million at March 31, 2014, and estimated project development costs for this project are expected to total approximately $55.7 million, for which we are seeking approximately $39.0 million in third party financing. We may also seek to obtain a joint venture partner(s) for this project to meet minimum equity requirements. The second project, when completed, was expected to consist of a 600-bed student housing complex located in Tempe, Arizona. During the period ended March 31, 2014, management elected to sell the Tempe, Arizona property at an amount in excess of our basis of $6.4 million, which also resulted in the termination of our development services agreement with the third party developer for that project.

Under terms of the development services agreement for the Apple Valley, Minnesota property, the developer was entitled to a predevelopment services fee not to exceed $0.2 million (fully funded in 2013 and prior), as well as a development services fee equal to 3.0% of the total project cost, less an agreed-upon land basis of $3.3 million, as well a post-development services fee. The post development services fee will consist of a profit participation upon sale of the projects ranging from 7% to 10% of the profit, depending the amount and timing of project’s completion and sale. Alternatively, if the project is not sold, the post-development services fee will based on the fair market value of the project as of the date not earlier than 15 months following the achievement of 90% occupancy for the project. The agreement is in effect until the fifth anniversary of the substantial completion of the project, as defined. If we elect not to proceed with the project prior to our acceptance of the development authorization notice, the agreement is cancelable by us with 30 day notice by us, subject to full payment of the predevelopment services fee and any budgeted and approved costs incurred. No amounts were paid to the developer during the period ended March 31, 2014 because all amounts due under the agreement were funded in 2013 or prior, of which have been capitalized into the basis of the property.

In connection with the development of the residential housing complex located in Apple Valley, Minnesota, during the year ended December 31, 2013, we entered into a development agreement, development assistance agreement, a business subsidy agreement and other related agreements with the City of Apple Valley and related entities. Under these agreements, subject to completion of the projects by December 2015 and other requirements, we expect to receive up to $6.5 million in tax increment financing over an extended period as well as a business subsidy totaling $1.1 million, of which we have received $0.2 million as of March 31, 2014 (as described in note 7). Under the terms of the business subsidy agreement, we were required to commence construction

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014

NOTE 10 — COMMITMENTS AND CONTINGENCIES - continued

by April 1, 2014 but have not yet done so, however, we are in negotiations with the EDA to extend the construction and completion periods for this project provided for under these agreements.

In addition, during 2012, we entered into an agreement with a large Arizona homebuilder to purchase from us and develop certain residential lots in a lot take-down program over a period of five years beginning in 2013. The agreement specifies that the purchase price of each lot shall be comprised of a basic purchase price, a premium amount and a profit participation, as applicable. The fair value of the residential lots pursuant to the agreement exceeds the collective carrying value of such assets which totals $6.1 million as of March 31, 2014. The builder did not purchase any lots from us during the period ended March 31, 2014. If the builder does not take down the lots within the scheduled timeframe specified in the agreement, the exclusive option to purchase such lots shall become ineffective.

Strategic Actions Taken Relating to REO Assets

In connection with our foreclosure on loans and our related acquisition of the underlying real estate assets collateral, we often inherit the property subject to a variety of liens and encumbrances. These liens and encumbrances may include liens securing indebtedness senior to our lien, property tax liens, liens securing special assessment or community facilities revenue bonds, liens securing HOA or community recreation club or golf assessments and dues, as well as customary covenants, conditions, restrictions and utility and other easements. Oftentimes the real estate assets we acquired through foreclosure are in a distressed state and in those cases we actively work to stabilize the asset, resolve disputes among different lienholders and creditors and protect our interest in the asset as we determine the most advantageous strategy for the Company (i.e., sell, develop further or operate).

As part of this process and with the intention of protecting or enhancing our interest in our commercial loan and REO assets, we may for strategic reasons take actions, or fail to take actions, that result in a default of obligations relating to the property, some of which obligations may have a security or collateral interest in the subject real estate property. In some cases, we may be directly liable for certain of these obligations. These actions (or inactions) are intended to protect or enhance our interest in the property and in many cases relate to obligations that were incurred prior to our acquisition of the property and often relate to disputes among the various stakeholders, including the Company, about the amount, timing or priority of the obligations and the appropriate resolution of the various stakeholders' claims, which in many cases will result in less than a full recovery for some or all stakeholders given the distressed state of many of our REO properties. In conjunction with this strategy, as discussed in note 7, we previously placed one of our single asset subsidiaries into bankruptcy to address debt related matters associated with the subsidiary’s assets which has a carrying value of $4.8 million as of March 31, 2014. This bankruptcy claims was denied in 2013 and remains under appeal. The related debt obligations totaled approximately $5.2 million as of March 31, 2014. In addition, since these actions (or inactions) may constitute events of default under the NW Capital loan, we have obtained and will seek to obtain a waiver in the future from NW Capital, if necessary. The Company believes that it could, if it elected to do so, settle or cure these defaults and we do not believe the losses or costs relating to any such actions pending at March 31, 2014 will result in a material adverse effect on our financial position or results of operations.

Guarantor Recovery

In December 2012, we received a favorable judgment against certain guarantors in connection with their personal guarantees on certain legacy loans on which we have since foreclosed. The amount of the judgment was for a specified principal amount plus accrued default interest at 24% annually computed on such principal amounts from January 5, 2010, which totaled approximately $20.8 million as of March 31, 2014, plus recovery of certain costs incurred to collect on such judgments. In February 2013, we and the guarantors entered into a stipulation agreement which was converted to a court order. Under the terms of the stipulation, the guarantors consented and agreed to various items including, but not limited to, providing a listing of all related business enterprises in which the guarantors hold an ownership interest for the assignment of such interests to IMH, a cash payment to us of $0.2 million made in March 2013, and a quit claim deed to a residential property located in Hawaii assigned to us, subject to a first lien by a bank and certain other liens as further described in note 7.

Due to the uncertainty of the nature and extent of the available assets of the guarantors to pay the judgment amount, we have not recorded recoveries for any amounts due under this judgment, except to the extent we have received assets without contingencies under the judgment and stipulation. In this regard, we recognized $0.2 million in recovery income in prior periods based on the cash payment received in March 2013 which is included in recovery of credit losses in the accompanying condensed consolidated statements of operations. In addition, we recorded title to the Hawaii residential property during the year ended December 31, 2013 in the amount of $3.8 million representing the estimated fair value of the property, subject to certain non-recourse liens

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014

NOTE 10 — COMMITMENTS AND CONTINGENCIES - continued

substantially in excess of the fair value of the property. During the period ended March 31, 2014, we purchased two of the liens totaling $15 million from the counter party for a purchase price of $1.3 million. As a result of the purchase of the liens, and because the liens have only recourse to the property, we recorded the liens on the property at their fair value which approximates the fair value of the Hawaii property, thereby recording no net recovery income for the Hawaii residential property for the period ended March 31, 2014. During the period ended March 31, 2014, we recorded recovery income of $.4 million relating to the proceeds received from the sale of a mortgage assigned to us during the period.

We are continuing to undertake the necessary steps to evaluate the extent and amount of available assets of the guarantors to enforce the terms of the stipulation and to collect all amounts due under the judgment. However, such amounts are not determinable as of March 31, 2014 and have not been recognized as recovery income in the accompanying condensed consolidated statements of operations. As such, further recoveries under this and other judgments received in our favor will be recognized when realization of the recovery is deemed probable and when all contingencies relating to recovery have been resolved.

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

In addition, subsequent to March 31, 2014, a subsidiary of the Company received a demand for payment in the amount of approximately $2.3 million in connection with a prior office lease between the lessor and that subsidiary. Based upon the advice of its counsel, management believes that the likelihood of loss from this claim is remote. Accordingly, no adjustment relating to this claim has been recorded.

We are subject to oversight by various state and federal regulatory authorities, including, but not limited to, the Arizona Corporation Commission, the Arizona Department of Revenue, the Arizona Department of Financial Institutions (Banking), the SEC and the IRS. Our income tax returns have not been examined by taxing authorities and all statutorily open years remain subject to examination.

NOTE 11 — SUBSEQUENT EVENTS

Potential Prepayment of Convertible Debt

Subsequent to March 31, 2014, we entered into an agreement with NW Capital for the potential prepayment of the $50.0 million senior secured convertible loan by May 30, 2014, contingent on our ability to obtain replacement financing. The prepayment amount would total approximately $80.0 million.

 Results of Class Settlement Offerings

As more fully discussed in our previously filed Form 10-K, under the terms of the class action settlement with our shareholders, in the first quarter of 2014, we offered to class members: 1) up to $20.0 million of 4% five-year subordinated unsecured notes to class members in exchange for up to approximately 2.5 million shares of our common stock at an exchange rate of one share per $8.02 in subordinated notes (“Exchange Offering”); and 2) up to $10.0 million of convertible notes to Class members that are accredited investors, with the same financial terms as the convertible notes previously issued to NW Capital (“Rights Offering”). We commenced the Exchange Offering and the Rights Offering on February 12, 2014, which remained open for 25 business days and were closed for subscription on March 20, 2014. Following the review of certain documentation submitted by participating shareholders that required additional administrative attention, as well as the coordination and execution of final documents, we completed the issuance of notes under the Exchange Offering and the Rights Offering on April 28, 2014. The final results of the offerings were as follows:

Accounting for the Class Settlement

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014

NOTE 11 — SUBSEQUENT EVENTS - continued

As a result of the collective nature of the settlement terms under the Final Order, which consisted of a cash settlement, the Exchange Offering, and the Rights Offering, for financial reporting purposes these transactions are considered a singular transaction. As a result, the net effect of the fair value of the components of this transaction were recorded as a net settlement charge during the year ended December 31, 2013, which was accrued at March 31, 2014 and December 31, 2013. The final amount of settlement loss resulting from these transactions is not expected to vary materially from the amount previously reported in Form 10-K for the period ended December 31, 2013. Accordingly no additional charges related to the settlement were recorded during the period ended March 31, 2014. A summary of the accounting treatment for each component is described below.

Fair Value of Common Stock Redeemed

Based on the final results of the Exchange Offering, 1,268,675 shares were exchanged by existing shareholders for Exchange Offering notes with a face value of approximately $10.2 million and a nominal cash payment to participants in lieu of note issuance for fractional interests. The amount of shares exchanged and the related Exchange Offering Notes were recorded by the Company at fair value. We engaged an independent third party valuation firm to assist management in performing a fair value assessment of the Company’s common stock. This fair value assessment was based on multiple factors including the Company’s current financial condition and liquidity, stock value of comparable companies, the likelihood of occurrence of potential transactions, market conditions, lack of marketability of existing stock and other factors. Based on the fair value assessment performed by management, the fair value of the Company’s common stock was deemed to be approximately $4.12, or 49% lower than the $8.02 per share paid under the Exchange Offering. Based on the actual subscription of the Exchange Offering, we computed the estimated portion of the settlement charge resulting specifically from the stock price differential from its fair value to be approximately $4.9 million, although a significant portion was offset by the fair value discount on the Exchange Notes, as described below. The fair value of the common stock redeemed in 2014 totaled approximately $5.3 million, which is reflected as mezzanine equity in the accompanying condensed consolidated balance sheets, which is reported as fair value of puttable shares pursuant to the legal settlement as of March 31, 2014, with an offsetting reduction of paid-in capital. This redemption was recorded in treasury stock when the notes were formally issued and stock acquired in the second quarter of 2014.

Exchange Notes

Based on the final results of the Exchange Offering, we issued Exchange Offering notes to participating shareholders with a face value of approximately $10.2 million, which were recorded by the Company at fair value, and a nominal cash payment to participants in lieu of note issuance for fractional interests. We engaged an independent third party valuation firm to assist management in performing a fair value assessment of the Exchange Offering notes. This fair value assessment was based on multiple factors including the Company’s current financial condition and liquidity, the unsecured and subordinated nature of the Exchange Notes, the interest rate and the term of the debt, lack of marketability of the Exchange Offering notes and other factors. Based on the fair value assessment performed by management and other factors, management determined that the estimated fair value of the Exchange Offering notes was approximately $6.4 million (as compared to the face amount of $10.2 million) based on the fair value and the imputed effective yield of such notes of 14.6% (as compared to the note rate of 4%), resulting in a debt discount of the Exchange Offering notes of $3.8 million and a reduction to the net settlement charge. This amount was recorded as a debt discount on the Company’s financial statements in the second quarter of 2014. This debt discount will be amortized as an adjustment to interest expense using the effective interest method over the term of the Exchange Offering notes.

Rights Offering

Based on the final results of the Rights Offering, we issued Rights Offering notes totaling approximately $70 thousand to participating shareholders. The notes issued under the Rights Offering were recorded by the Company at their fair value upon completion of the issuance of Rights Offering notes in exchange for cash received. We engaged an independent third party valuation firm to assist management in performing a fair value assessment of the Rights Offering Notes. This fair value assessment was based on multiple factors including the Company’s current financial condition and liquidity, the convertible nature of the debt instrument, the rights associated with such debt, the interest rate and term of the debt and other factors. Based on the fair value assessment performed by management and other factors, management determined that the estimated fair value of the Rights Offering Notes was $96 thousand (as compared to the face amount of $70.0 thousand) based on the derived fair value and the imputed effective yield of such notes of 7.1% (as compared to the note rate of 17% plus the derived exit fee of $12 thousand resulting in an effective rate of approximately 22.3%) as of the settlement date. The difference between the fair value of the Rights Offering notes and its actual face amount totaling $26 thousand was recorded as a debt premium on the Company’s financial

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014

NOTE 11 — SUBSEQUENT EVENTS - continued

statements and as an addition to the settlement charge. This debt premium and exit fee will be recorded as a reduction of interest expense using the effective interest method over the term of the notes.

Net Settlement Charge

As a result of the fair value analysis conducted on the individual components of the class action settlement as described above, as well as the estimated remaining settlement costs through the closing date, we believe that the accrued net settlement charge as of March 31, 2014 and December 31, 2013 is adequately recorded. The accrued settlement amount was computed by comparing the fair value of the consideration received and tendered by the Company in the transaction as follows: 1) the receipt by the Company of $70 thousand in cash as a result of the issuance of the Rights Offering notes, plus 2) the receipt by the Company of the common stock redeemed at its fair value of $5.3 million in connection with the Exchange Offering, less 3) the issuance of the Exchange Notes by the Company at their fair value of $6.4 million, less 4) the issuance of the Rights Offering notes by the Company at their fair value of $96 thousand , less 5) estimated remaining settlement and/or offering costs under the Exchange Offer and Rights Offering. All such amounts were recorded during the year ended December 31, 2013. No additional settlement losses were recorded during the period ended March 31, 2014. During the period ended March 31, 2013, we recorded settlement related costs of $0.3 million primarily related to legal fees incurred in connection with the settlement.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion should be read in conjunction with our Management’s Discussion and Analysis of Financial Condition and Results of Operations and the audited financial statements and accompanying notes as of and for the year ended December 31, 2013 included in our previously filed Annual Report on Form 10-K (“Form 10-K”), and with the unaudited condensed consolidated financial statements and accompanying notes included in this Quarterly Report on Form 10-Q (“Form 10-Q”).
Forward-Looking Statements
This Form 10-Q contains forward-looking statements which relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. In some cases, you can identify forward looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “likely,” “may,” “will,” “plan,” “potential,” “should” and “would” or the negative of these terms or other comparable terminology. Forward-looking statements in this quarterly report on Form 10-Q include: our business strategy and liquidity plan, including our intention to dispose of a significant portion of our mortgage loans and other real estate assets in the next twelve to twenty-four months, and our goals and plans to invest in different real estate platforms, including consideration of opportunities to act as a sponsor and co-investor in real estate mortgages and other real estate-based vehicles, diversify our investments geographically and expand our investment capital base and pursue development activities with certain REO properties; the outcome of actions we may take, or fail to take, that result in defaults of obligations that have liens or collateral interest in our commercial mortgage loan and REO properties, including our ability to cure such defaults; our plans and the anticipated timing and results relating to our actions to foreclose on defaulted mortgage loans; trends and expectations relating to the real estate and lending markets we operate in; expected amortization period of unrecognized compensation costs; that future mortgage income will remain at minimal levels; that property taxes, costs and expenses relating to REO and other operating expenses may increase; that we may modify existing loans and/or subordinate our first lien position on our mortgage loans to protect our collateral and maximize our opportunity for recovery; that the concentration of our current loan portfolio will not materially change until we begin making new loans; our sources and the sufficiency of liquidity in the next twelve months; that our financial assets do not give rise to significant interest rate risk; that we may sell whole loans or participations in loans to increase our liquidity; the impact of new accounting standards; that we expect to complete the foreclosure process on our defaulted real estate mortgage loans in the next six to nine months; expectations about future derivative investments; recent trends and expectations relating to rental and hospitality and entertainment activities; that changes in our disposition strategy and related changes in classifications of such assets under GAAP could result in material impairment charges; our future liability relating to CFD and special assessment obligations; that the fair value of the collateral underlying our mortgage loans is sufficient in relation to the current carrying value of the related loans; and that we may increase our leverage.
The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance. These beliefs, assumptions and expectations can change, and actual results and events may differ materially, as a result of many possible events or factors, not all of which are known to us or are within our control. These risk factors and uncertainties should be carefully considered by current and potential investors. Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements, and that could negatively affect our business include:

•	that we may continue to record losses;

•	increased operating expenses;

•	that a significant portion of our loan portfolio is comprised of non-performing and distressed assets;

•	that we will continue to foreclose on our remaining mortgage loan portfolio;

•	concentration of credit risk to a particular borrower or borrower group;

•	difficulties in analyzing potential investment opportunities as a result of the dislocations in the real estate market;

•	our inexperience in managing and developing real estate acquired through foreclosure;

•	our inability to sell our current mortgage loan and REO assets and execute our business and liquidity strategy;

•	our inability to resume our mortgage loan lending activities and grow our business;

•	risks of owning real property obtained through foreclosure;

•	supply of commercial mortgage loans and the resulting impact on our strategy;

•	litigation;

•	the availability of consultants and employees;

•	the lack of secondary market for our loans that impairs our ability to diversify our portfolio;

•	lack of access to public and capital markets;

•	ability to control the administration of mortgage loans where we hold only a participation interest;

•	the short-term nature of the loans we originate;

•	risks of holding subordinated loans;

•	lender due diligence risks;

•	recent legislative initiatives;

•	government regulation;

•	failure to maintain our exemption from registration under the Investment Company Act;

•	potential dilution resulting from the NW Capital loan and NW Capital’s approval rights over substantial portions of our operations;

•	NW Capital loan covenants that restrict our operations and our ability to take certain actions;

•	risks related to additional borrowings;

•	that our liquidity is subject to a cash management agreement;

•	risks relating to bank repurchase agreements;

•	restrictive covenants that could be contained in future debt agreements;

•	that defaults and foreclosures will continue relating to our assets due to the economic and real estate market declines;

•	the risks our borrowers are exposed to that could impair their ability to repay our loans;

•	inability of our commercial borrowers to generate sufficient income from their operating properties to repay our loans;

•	declines in value of our real estate collateral relating to inaccurate estimates of value due to appraisal errors or subsequent events;

•	failure of our underwriting standards;

•	that the guarantors of our mortgage loans will have insufficient assets or resources to support their guarantees;

•	a decline in the fair value of our assets;

•	uncertainty relating to assets valued at fair value;

•	reductions in income resulting from refinancing loans at lower rates;

•	the adverse effects on our business of increasing interest rates;

•	competition;

•	the inability of our borrowers to complete construction or development of the projects securing our loans;

•	cost-overruns and non-completion of renovation of properties underlying rehabilitation loans we make;

•	risks relating to non-Agency residential mortgage-backed securities, or subprime and Alt-A loans that we may acquire;

•	our inability to manage through the recent recession in the real estate industry;

•	geographic concentration in our loan portfolio;

•	protection of our rights as a secured lender;

•	exposure to liability under lender liability laws;

•	inadequate insurance coverage on the REO properties we acquire;

•	hazardous substances on the REO properties we acquire;

•	our inability to utilize our built-in net operating losses;

•	continued decline in economic conditions;

•	reliance on key personnel;

•	conflicts of interest relating to existing contractual agreements;

•	additional expense for compensation of broker-dealers to eliminate contingent claims;

•	complex accounting rules;

•	our failure to maintain adequate internal controls;

•	our ability to change our business, leverage and financing strategies without stockholder consent;

•	our inability to pay dividends;

•	dilution resulting from future issuances of debt and equity securities;

•	provisions in our certificate of incorporation, bylaws and Delaware law that could impede or delay an acquisition of the Company; and

•	other factors listed in Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2013.

You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date on which it was made. While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. The factors described within this Form 10-Q could affect the financial performance of IMH Financial Corporation and could cause actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods. Except to the extent required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the events described by our forward-looking statements might not occur. We qualify any and all of our forward-looking statements by these cautionary factors. Please keep this cautionary note in mind as you read this Form 10-Q and the documents incorporated by reference into this Form 10-Q.

Overview of the Business

We are a real estate investor and finance company based in the southwest United States with over a decade of experience in various and diverse facets of the real estate lending and investment process, including origination, acquisition, underwriting, documentation, servicing, construction, enforcement, development, marketing and disposition.

The Company’s focus is to invest in, manage and dispose of commercial real estate mortgage and related investments, and to perform all functions reasonably related thereto, including developing, managing and either holding for investment or disposing of real property acquired through foreclosure, investment or other means. This focus is enhanced with the combined resources of the Company and its advisors. The Company also seeks to capitalize on opportunities to invest in selected real estate-related platforms or projects under the direction of, or in partnership with, seasoned professionals in those areas. The Company also considers opportunities to act as a sponsor, providing investment opportunities as a proprietary source of, and/or co-investor in, real estate mortgages and other real estate-based investment vehicles. Through the purchase and sale of such investments, we expect to earn robust, risk-adjusted returns while being recognized as a nimble, creative and prudent lender/investor. Our strategy is designed to re-establish the Company’s access to significant investment capital. By increasing the level and quality of the assets in our portfolio specifically, and under management in general, we believe that the Company can grow and ultimately provide its shareholders with favorable risk-adjusted returns on investments and enhanced opportunity for liquidity.

Through our traditional credit analysis coupled with real estate valuation techniques used by developers, we have invested in real estate assets with a current carrying value of $199.0 million as of March 31, 2014, comprised of commercial real estate mortgage loans with a carrying value of $15.3 million and owned property with a carrying value of $183.7 million, the majority of which was acquired through foreclosure of related legacy mortgage loans. As of March 31, 2014, our operating properties consisted of 1) a commercial office building acquired in fiscal 2009 for which we collect rents and related income from tenants, 2) a golf course operation acquired through foreclosure in March 2012 which offers golf, spa and food and beverage operations, and 3) two operating hotels acquired through deed in lieu of foreclosure in May 2013, which also offer spa and food and beverage services. Management continues to aggressively pursue enforcement action against current and former borrowers through foreclosure and recovery of other guarantor assets.

We also continuously evaluate our portfolio assets based on current market conditions to determine whether we believe we should sell them in their present condition or whether we could potentially yield greater returns by positioning the properties for future development or operation. During the period ended March 31, 2014, we sold four REO assets for $23.7 million, net of selling costs for a gain of $5.4 million.

In addition, given the on-going legal, tax and market-related constraints to bringing additional capital directly into the Company, management continues to explore the possibility of sponsoring investment vehicles or other ventures with institutional investors in vertical market segments in which there is strong investor interest, as well as proven expertise within the Company and/or its advisors. Also, with adequate liquidity, the Company expects to focus on the creation and implementation of a series of commercial mortgage and real estate investment activities, so as to begin to increase both earning assets and assets under management and the income and value derived therefrom.

While focused on the foregoing objectives, the Company remains nimble in its objectives and is poised to re-direct its efforts as economic circumstances unfold. We are prepared to adjust the relative scaling of our business activities and objectives as circumstances dictate.

As previously disclosed in our Form 10-K for the period ended December 31, 2013, we commenced the Exchange Offering and the Rights Offering on February 12, 2014, which remained open for 25 business days and were closed for subscription on March 20, 2014. Following the review of certain documentation submitted by participating shareholders that required additional administrative attention, as well as the coordination and execution of final documents, we completed the issuance of notes under the Exchange Offering and the Rights Offering on April 28, 2014. Based on the final results of the Exchange Offering, 1,268,675 shares were exchanged by existing shareholders for Exchange Offering notes with a face value of approximately $10.2 million and a nominal cash payment to participants in lieu of note issuance for fractional interests. In addition, we issued Rights Offering notes totaling approximately $70 thousand to participating accredited shareholders.

In addition, subsequent to March 31, 2014, we entered into an agreement with NW Capital for the potential prepayment of the $50.0 million senior secured convertible loan by May 30, 2014, contingent on our ability to obtain replacement financing. The prepayment amount is expected to total approximately $80.0 million.

Operational Highlights

•	Total assets were $224.8 million as of March 31, 2014 compared to $237.4 million as of December 31, 2013.

•
Top line revenue, the sum of operating property revenue, investment and other income, and mortgage loan income increased approximately $4.7 million to $6.6 million for the three months ended March 31, 2014 from $1.9 million for the three months ended March 31, 2013.

•	We recorded recoveries of credit losses of $0.6 million during the three months ended March 31, 2014 compared to $2.6 million for the three months ended March 31, 2013.

•
We recorded gains from the disposal of legacy assets of $5.4 million during the three months ended March 31, 2014 compared to a loss on disposal of $10 thousand for the three months ended March 31, 2013.

•	Net loss for the three months ended March 31, 2014 was $3.0 million compared to a net loss of $4.9 million for the three months ended March 31, 2013.

•	Basic and diluted loss per common share for the three months ended March 31, 2014 was $0.18 compared to $0.29 for the three months ended March 31, 2013.

Selected Financial Data.

The following table presents select financial and operating data for the periods indicated. The summary financial data was derived from our audited and unaudited financial statements and other financial records for the periods indicated. All dollar amounts are expressed in thousands, except share and per unit data.

	As of and for the Three Months Ended March 31,		As of and for the Year Ended December 31,
	2014	2013	2013

Summary balance sheet items
Cash and cash equivalents	$1,432	$2,090	$7,875
Restricted cash and cash equivalents	15,318	10,615	5,777
Mortgage loan principal and accrued interest outstanding	33,472	119,109	30,749
Valuation allowance	(18,208)	(49,200)	(18,208)
Mortgage loans held for sale, net	15,264	69,909	12,541
Real estate held for sale	68,969	52,646	86,562
Real estate held for development	11,907	42,888	12,262
Operating properties acquired through foreclosure	102,833	21,520	103,683
Total assets	224,760	227,792	237,401
Notes payable, special assessment obligations, capital leases and other long-term obligations	108,201	85,635	118,056
Total liabilities	121,751	100,927	131,530
Total stockholders' equity	97,723	126,865	101,000

	As of and for the Three Months Ended March 31,		As of and for the Year Ended December 31,
	2014	2013	2013
Summary income statement items
Operating property revenue	$6,037	$1,362	$17,140
Investment and other income	336	308	5,403
Mortgage loan income	220	187	783
Total revenue	6,593	1,857	23,326
Operating expenses (excluding interest expense)	10,714	5,386	38,721
Interest expense	4,867	4,008	19,176
(Gain) loss on disposal of legacy assets	(5,417)	10	(1,430)
Recovery of credit losses	(564)	(2,606)	(8,039)
Impairment of real estate owned	—	—	1,103
Total costs and expenses	9,600	6,798	49,531
Net loss	(3,007)	(4,941)	(26,205)

Earnings/Distributions per share data
Basic and diluted loss per share	$(0.18)	$(0.29)	$(1.55)
Dividends declared per common share	$—	$0.02	$0.02

Loan related items
Note balances originated	$8,400	$1,085	$1,085
Number of notes originated	2	1	1
Average note balance originated	$4,200	$1,085	$1,085
Number of loans outstanding	7	9	7
Average loan carrying value	$2,181	$7,768	$1,792
% of portfolio principal – fixed interest rate	42.9%	85.2%	42.9%
% of portfolio principal – variable interest rate	57.1%	14.8%	57.1%
Weighted average interest rate – all loans	12.09%	9.0%	12.09%
Principal balance % by state:
Arizona	8.1%	80.0%	0.2%
California	50.2%	9.8%	49.0%
Utah	41.7%	—	50.8%
Other	—	10.2%	—
Total	100.0%	100.0%	100.0%

Credit Quality
Interest payments over 30 days delinquent	400	800	400
Principal balance of loans past scheduled maturity, gross	25,035	112,906	25,307
Principal balance of loans past scheduled maturity, net	6,826	63,706	6,829
Carrying Value of loans in non accrual status	6,826	63,706	6,829
Valuation allowance	(18,208)	(49,200)	(18,208)
Valuation allowance as % of outstanding loan principal and interest	54.4%	41.3%	59.2%
Net Charge-offs	$—	$—	$26,907

Results of Operations for the Three Months Ended March 31, 2014 and 2013

Revenues

Revenues (dollars in thousands)
	Three Months Ended March 31,
Revenues:	2014	2013	$ Change	% Change
Operating Property Revenue	$6,037	$1,362	$4,675	343.2%
Investment and Other Income	336	308	28	9.1%
Mortgage Loan Income, Net	220	187	33	17.6%
Total Revenue	$6,593	$1,857	$4,736	255.0%

Operating Property Revenue. At March 31, 2014, our operating properties consisted of 1) a commercial office building acquired through foreclosure in 2009 for which we collect rents and related income from tenants, 2) a golf course operation acquired through foreclosure in March 2012 which offers golf, spa and food and beverage operations, and 3) two operating hotels acquired through deed in lieu of foreclosure in May 2013, which also offer spa and food and beverage services. During the three months ended March 31, 2014, operating property revenue was $6.0 million as compared to $1.4 million during the three months ended March 31, 2013, an increase of $4.7 million. The increase in operating property revenue is primarily attributed to the acquisition of the two operating hotels acquired in May 2013.

Investment and Other Income. Investment and other income is comprised of interest and gains earned on non-mortgage investments, as well as interest earned on various miscellaneous notes receivable and other income. During the three months ended March 31, 2014 and 2013, investment and other income remained relatively consistent at $0.3 million. The amount pertaining to 2014 relates primarily to the fees earned for the ongoing mortgage guarantee provided by us relating to a previous $15 million preferred equity investment that we made in the first quarter of 2013 and sold in the fourth quarter of 2013. The March 2013 amount relates to the income recognized under the terms of the preferred equity investment for which we were entitled to a 15% preferred annual return, as well as a 1.5% exit fee based on the fair market value of the portfolio assets.

Mortgage Loan Income. During the three months ended March 31, 2014, income from mortgage loans was $0.2 million, an increase of $33 thousand, or 17.6%, from $0.19 million for the three months ended March 31, 2013. The year over year increase in mortgage loan income is attributable to the higher average balance for the income-earning portion of our loan portfolio. While the total loan portfolio principal and interest outstanding was $33.5 million at March 31, 2014 as compared to $119.1 million at March 31, 2013, the income-earning loan balance totaled only $8.4 million and $5.6 million for the same periods, respectively. Additionally, the average portfolio interest rate (including performing and nonperforming loans) was 6.0% per annum at March 31, 2014, as compared to 12.5% per annum at March 31, 2013. The overall decrease in loan portfolio principal arose primarily from the foreclosure and acquisition of the two hotel properties that occurred in the second quarter of 2013.

In the absence of acquiring or originating new loans, we anticipate mortgage income to remain at minimal levels or potentially further decrease in future periods. Mortgage loan originations during the three months ended March 31, 2014 and 2013 were limited to partial financings in connection with the sale of REO assets. During the three months ended March 31, 2014, in connection with the sale of certain REO assets, we financed two new loans with an aggregate principal balance of $8.4 million and an average interest rate of 6.0%. Similarly, during the three months ended March 31, 2013, in connection with the sale of an REO asset, we financed one new loan with an aggregate principal balance of $1.1 million and interest rate of 12.5%.

Costs and Expenses (dollars in thousands)

	Three Months Ended March 31,
Expenses:	2014	2013	$ Change	% Change
Operating Property Direct Expenses (exclusive of Interest and Depreciation)	$5,006	$1,111	$3,895	350.6%
Expenses for Non-Operating Real Estate Owned	551	479	72	15.0%
Professional Fees	2,636	1,650	986	59.8%
General and Administrative Expenses	1,516	1,378	138	10.0%
Interest Expense	4,867	4,008	859	21.4%
Depreciation and Amortization Expense	1,005	451	554	122.8%
Settlement and Related Costs	—	317	(317)	(100.0)%
(Gain) Loss on Disposal of Legacy Assets	(5,417)	10	(5,427)	(54,270.0)%
Recovery of Credit Losses	(564)	(2,606)	2,042	(78.4)%
Total Costs and Expenses	$9,600	$6,798	$2,802	41.2%

Operating Property Direct Expenses (exclusive of Interest and Depreciation). During the three months ended March 31, 2014, operating property direct expenses were $5.0 million, an increase of $3.9 million from $1.1 million for the three months ended March 31, 2013. The increase in operating property direct expenses is primarily attributed to the acquisition of the two operating hotels acquired in May 2013 as previously described.

Expenses for Non-Operating Real Estate Owned. Such expenses include property taxes, home owner association (HOA) dues, utilities, and repairs and maintenance, as well as other carrying costs pertaining to non-operating properties. During the three months ended March 31, 2014, expenses for non-operating real estate owned assets were $0.6 million, an increase of $0.1 million, or 15.0% from $0.5 million for the three months ended March 31, 2013. The increase is attributable to higher HOA dues, insurance and licensing costs.

Professional Fees. During the three months ended March 31, 2014, professional fees expense totaled $2.6 million, an increase of $0.9 million, or 59.8%, from $1.7 million for the three months ended March 31, 2013. The year over year increase in professional fees is primarily attributed to increased professional fees incurred in 2014 for increased enforcement activity against certain guarantors.

General and Administrative Expenses. During the three months ended March 31, 2014, general and administrative expenses were $1.5 million, an increase of $0.1 million, or 10.0%, from $1.4 million for the three months ended March 31, 2013. The increase in general and administrative costs is primarily attributed to higher compensation expense due to a late 2013 hire, as well as increased travel and related costs.

Interest Expense. During the three months ended March 31, 2014, interest expense was $4.9 million as compared to $4.0 million for the three months ended March 31, 2013, an increase of $0.9 million, or 21.4%. The increase is attributed primarily to the assumption of a note payable with a principal balance of approximately $24.7 million assumed in May 2013 in connection with the acquisition of the operating hotel properties.

Depreciation and Amortization Expense. During the three months ended March 31, 2014, depreciation and amortization expense was $1.0 million, an increase of $0.6 million from $0.5 million for the three months ended March 31, 2013. The increase is primarily attributed to the acquisition of the two operating hotels and related depreciable assets in the second quarter of 2013.

Settlement and Related Costs. Settlement and related costs include settlement amounts, as well as associated legal, professional and other costs relating specifically to the defense of shareholder related claims that were settled in late 2013. During the three months ended March 31, 2014, we recorded no settlement related costs as compared to $0.3 million for the three months ended March 31, 2013.

(Gain) Loss on Disposal of Legacy Assets. During the three months ended March 31, 2014, we sold four REO assets for $23.7 million (net of selling costs) resulting in a net gain of approximately $5.4 million. During the three months ended March 31, 2013, we sold two REO assets (or portions thereof) for $2.2 million (net of selling costs) resulting in a net loss of approximately $10 thousand.

Provision for (Recovery of) Credit Losses. For loan assets, we perform a valuation analysis of the underlying collateral to determine the extent of provisions for credit losses required for such assets. During the three months ended March 31, 2014, we recorded a recovery of prior credit losses totaling $0.6 million, all of which related to cash and other asset collections from certain guarantors for which an allowance for credit loss had been previously recorded. There was no non-cash provision for or recovery of credit losses recorded as a result of our fair value analysis of such assets.

During the three months ended March 31, 2013, we recorded a recovery of prior credit losses totaling $2.6 million, consisting of a non-cash recovery of credit losses of $2.4 million as a result of our fair value analysis, and a net recovery of credit losses of $0.2 million related to cash and other asset collections from certain guarantors for which an allowance for credit loss had been previously recorded. The non-cash recovery was reflective of improved operating results and improved market conditions for the hospitality sector as it pertained to the related assets.

Loan Activities, and Loan and Borrower Attributes

Lending Activities

As of March 31, 2014, our loan portfolio consisted of 7 first mortgage loans with a carrying value of $15.3 million. In comparison, as of December 31, 2013, our loan portfolio consisted of 7 first mortgage loans with a carrying value of $12.5 million. Given the non-performing status of the majority of the loan portfolio and the suspension of significant lending activities, there has been limited loan activity during the period ended March 31, 2014. Except for the origination of two loans totaling $8.4 million relating to the financing of a portion of the sale of certain REO assets during 2014, no new loans were originated during the three months ended March 31, 2014.  Similarly, we originated only one loan during 2013 totaling $1.1 million relating to the partial financing of the sale of an REO asset. Also, during the three months ended March 31, 2014, we received principal payoffs of two loans totaling $5.6 million. As of March 31, 2014 and December 31, 2013, the valuation allowance represented 54.4% and 59.2%, respectively, of the total outstanding loan principal and interest balances.

Changes in the Loan Portfolio Profile

Because our loan portfolio consisted of only seven loans at March 31, 2014 and December 31, 2013, we expect little change in the portfolio profile in future periods until we resume lending activities on a meaningful level. On a historical basis, effective October 1, 2008, we elected to suspend certain of our activities, including the origination and funding of any new loans. Accordingly, our ability to change the composition of our loan portfolio was significantly reduced. In addition, in an effort to seek to preserve our collateral, certain existing loans have been modified, sometimes by extending maturity dates, and, in the absence of available credit financing to repay our loans, we may modify additional loans in the future or foreclose on those loans.

Geographic Diversification

At March 31, 2014 mortgage loans consist of loans where the primary collateral is located in Arizona, California and Utah. The concentration of our loan portfolio in Arizona and California, markets in which values were severely impacted by the decline in the real estate market in 2008 through 2010, totaled 58.3% and 49.2% at March 31, 2014 and December 31, 2013, respectively. Since we have effectively ceased funding new loans our ability to diversify our portfolio remains significantly impaired. The change in the geographic diversification of our loans is primarily attributed to the foreclosure and transfer of loans to REO assets.

While our geographic concentration has been focused primarily in the southwestern United States, we remain flexible in further diversification of our investments geographically if attractive opportunities arise when we recommence lending and investing activities at a meaningful level.

See “Note 3 – Mortgage Investments, Loan Participations and Loan Sales” in the accompanying condensed consolidated financial statements and Item 2. - "Selected Financial Data" for additional information regarding the geographic diversification of our loan portfolio.

Interest Rate Information

Our loan portfolio includes loans that carry variable and fixed interest rates. All variable interest rate loans are indexed to the Prime rate with interest rate floors. At March 31, 2014 and December 31, 2013, the Prime rate was 3.25% per annum.

Despite these interest rates, the majority of our remaining loans are in non-accrual status. At March 31, 2014, two of our seven loans were performing and had principal balances of totaling $8.4 million and a weighted average interest rate of 6.0%. At December 31, 2013, two of our seven loans were performing and had principal balances totaling $5.6 million and a weighted average interest rate of 12.5%. For additional discussion regarding the impact of pro forma increases or decreases in the Prime rate, see “Quantitative and Qualitative Disclosures about Market Risk” located elsewhere in this Form 10-Q.

See "Note 3 – Mortgage Investments, Loan Participations and Loan Sales” in the accompanying consolidated financial statements and Item 2 - "Selected Financial Data" for additional information regarding interest rates for our loan portfolio.

Loan and Borrower Attributes

Our borrowers historically consisted of land developers, homebuilders, commercial property developers and real estate investors, while the collateral supporting our loans generally consists of fee simple real estate zoned for residential, commercial or industrial use. We also classify loans into categories based on the underlying collateral’s projected end-use for purposes of identifying and managing loan concentration and associated risks. With our limited of funding of new loans, the concentration of our current portfolio loans by development status and expected end-use of the underlying collateral has not changed materially, and is not expect to change materially, until we begin making new mortgage and other real estate investments. At March 31, 2014 and December 31, 2013, the entire balance of the valuation allowance was attributable to residential-related projects.

As of March 31, 2014, the original projected end-use of the collateral under our loans was comprised of 74.8% residential, 21.6% mixed-use and 3.6% commercial. As of December 31, 2013, the original projected end-use of the collateral under our loans was comprised of 85.2% residential and 14.8% mixed-use.

See “Note 3 – Mortgage Investments, Loan Participations and Loan Sales” in the accompanying consolidated financial statements and, Item 2. - "Selected Financial Data" for additional information regarding the classification of our loan portfolio.

Changes in the Portfolio Profile — Scheduled Maturities

As of March 31, 2014 the outstanding principal and interest balance of mortgage loans, net of the valuation allowance, have scheduled principal paydowns or maturities within the next several quarters as follows:

Quarter	Principal and Interest Outstanding	Percent
Matured	$25,035	74.8%
Q3 2015	7,237	21.6%
Q3 2017	600	1.8%
Q1 2020	600	1.8%
Total	33,472	100.0%
Less: Valuation Allowance	(18,208)
Net Carrying Value	$15,264

Of the total of matured loans as of March 31, 2014, approximately 72% of loan principal and interest matured during the year ended December 31, 2008, and the remaining 28% matured during the year ended December 31, 2010.

See “Note 3 – Mortgage Investments, Loan Participations and Loan Sales” in the accompanying consolidated financial statements and, Item 2. - "Selected Financial Data" for additional information regarding loan modifications.

Operating Properties and Real Estate Held for Development or Sale

At March 31, 2014, we held total REO assets of $183.7 million, of which $11.9 million were held for development, $69.0 million were held for sale, and $102.8 million were held as operating properties. At December 31, 2013, we held total REO assets of $202.5 million, of which $12.3 million were held for development, $86.6 million were held for sale, and $103.7 million were held as operating properties. Such assets are located in California, Texas, Arizona, Minnesota, New Mexico and Hawaii.

We did not foreclose on any loans during the three months ended March 31, 2014 or 2013. However, during the three months ended March 31, 2014, we sold four REO assets (or portions thereof) for $23.7 million (net of selling costs), of which we financed $8.4 million, resulting in a net gain of approximately $5.4 million. During the three months ended March 31, 2013, we sold two REO assets (or portions thereof) for $2.2 million (net of selling costs), of which we financed $1.1 million, for a net loss of $10 thousand.

We intend to continue the process of disposing of a significant portion of our existing assets, individually or in bulk, which may result in the further reclassification of an additional portion of our REO assets as held for sale.

See “Note 4 – Operating Properties and Real Estate Held for Development or Sale” in the accompanying condensed consolidated financial statements for additional information.

Important Relationships Between Capital Resources and Results of Operations

Summary of Existing Loans in Default

At March 31, 2014 and December 31, 2013, five of our seven loans, with a carrying value of $6.8 million, were in default, all of which were past their respective scheduled maturity dates. All of the loans that were in default at December 31, 2013 remained in default status as of March 31, 2014.

We are exercising enforcement action which could lead to foreclosure upon or other disposition of four of the five loans in default. We have not completed foreclosure on any such loans subsequent to March 31, 2014. The timing of foreclosure on the remaining loans is dependent on several factors including applicable states statutes, potential bankruptcy filings by the borrowers, our ability to negotiate a deed-in-lieu of foreclosure and other factors. We are continuing to work with the borrower with respect to the remaining one loan in default in order to seek to maintain the entitlements on the related project and, thus, the value of our existing collateral. These negotiations may result in a modification of the existing loan.

See “Note 3 – Mortgage Investments, Loan Participations and Loan Sales” in the accompanying condensed consolidated financial statements and, Item 2. - "Selected Financial Data" for additional information regarding loans in default.

Valuation Allowance and Fair Value Measurement of Loans and Real Estate Held for Sale

A discussion of our valuation allowance, fair value measurement and summaries of the procedures performed in connection with our fair value analysis as of March 31, 2014, is presented in Note 6 of the accompanying condensed consolidated financial statements.

Based on the results of our evaluation and analysis, during the period ended March 31, 2014 we recorded no non-cash provision for credit losses on our loan portfolio. During the period ended March 31, 2013, we recorded a non-cash recovery of credit losses on our loan portfolio in the amount of $2.4 million relating specifically to the improved value of a mortgage secured by two operating hotel. In addition, we recorded net recoveries of credit losses of $0.6 million and $0.2 million during the periods ended March 31, 2014 and 2013, respectively, relating to the collection of cash and other assets from guarantors on certain legacy loans. As of March 31, 2014 and December 31, 2013, the valuation allowance totaled $18.2 million, representing 54.4% and 59.2%, respectively, of the total outstanding loan principal and accrued interest balances. Also, we recorded no impairment of real estate owned during either of the periods ended March 31, 2014 or 2013.

Leverage to Enhance Yields

We have not historically employed a significant amount of leverage to enhance our investment yield. However, we may seek to secure certain debt when deemed beneficial, if not necessary, we may employ additional leverage in the future as deemed appropriate.

Current and Anticipated Borrowings and Activity

During the three months ended March 31, 2014, we repaid a $10.0 million note payable that matured in February 2014 primarily using proceeds from asset sales. Subsequent to March 31, 2014, we entered into an agreement with NW Capital for the potential prepayment of the $50.0 million senior secured convertible loan by May 30, 2014, contingent on our ability to obtain replacement financing. The prepayment amount is expected to total approximately $80.0 million resulting in a charge in 2014 but is expected to reduce our future interest cost. We are in the process of seeking replacement financing to execute this transaction.

See "Note 7 – Debt, Notes Payable, and Special Assessment Obligations” in the accompanying condensed consolidated financial statements for further information regarding notes payable activity.

Litigation Settlement Debt Issuance

As described Note 11 of the accompanied condensed consolidated financial statements, subsequent to March 31, 2014, we completed the Exchange Offering and the Rights Offering to class members in accordance with the terms of a class action settlement, and completed the issuance of related notes in the second quarter of 2014. Based on the final results of the offerings, we issued approximately $10.2 million of 4% Exchange Offering notes and approximately $70 thousand of 17% Rights Offering notes to participating shareholders, both of which were recorded by us at estimated fair value in the second quarter of 2014.

Off-Balance Sheet Arrangements

As of March 31, 2014 and December 31, 2013, we did not have any off-balance sheet arrangements.
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

At March 31, 2014, we had cash and cash equivalents of $1.4 million and restricted cash and cash equivalents of $15.3 million, as well as loans held for sale totaling $15.3 million and REO held for sale of $69.0 million. These items, coupled with revenues generated from our operating properties, comprise our primary sources of liquidity and we believe they are sufficient to cover our liquidity needs over the next twelve months. However, there is no assurance that we will be successful in selling existing real estate assets in a timely manner or in obtaining additional financing, if needed, to sufficiently fund future operations or to implement our investment strategy. Further, each sale requires the approval of the holders of our convertible notes payable.  Our failure to generate sustainable earning assets and successfully liquidate a sufficient number of our loans and real estate assets, including receiving approval from our lender of such liquidations, may have a further material adverse effect on our business, results of operations and financial position.
Our requirements for and sources of liquidity and capital resources are described in more detail in our Annual Report on Form 10-K for the year ended December 31, 2013. There have been no material changes to our requirements for liquidity as of and for the three months ended March 31, 2014.
Cash Flows
Cash Used In Operating Activities
Cash used in operating activities was $5.8 million for the three months ended March 31, 2014 as compared to $5.5 million for the three months ended March 31, 2013. Cash flows from operating activities includes proceeds from the cash generated from operating property revenues, investment and other income, and mortgage income from our loan portfolio, offset by amounts paid for operating property expenses, property taxes and other operating costs for REO assets, professional fees, general and administrative expenses and other expenses, as well as interest on our notes payable.
Cash Provided By (Used in) Investing Activities
Net cash provided by investing activities was $20.5 million for the three months ended March 31, 2014 as compared to cash used in investing activities of $7.8 million for the three months ended March 31, 2013. Primary sources of cash from investing activities for 2014 included $15.3 million from sales of REO assets and $5.6 million from mortgage loan repayments. Net cash used in investing activities in 2013 was primarily due to a preferred equity investment made during the period totaling $15.3 million, offset by $7.5 million in mortgage loan repayments and proceeds from asset sales of $1.1 million.
Cash Provided by (Used in) Financing Activities
Net cash used in financing activities was $21.1 million for the three months ended March 31, 2014 as compared to cash provided by financing activities in $12.3 million for the three months ended March 31, 2013. During the three months ended March 31, 2014, we repaid notes payable totaling $10.0 million, had an increase in restricted cash of $9.5 million and paid debt issuance costs of $0.5 million. During the three months ended March 31, 2013, we secured note proceeds totaling $10.2 million and had a decrease in restricted cash of $4.3 million, which was offset by debt issuance costs of $0.9 million, repayments of notes payable of $0.9 million and dividends paid of $0.4 million.
Critical Accounting Policies
Our critical accounting policies are disclosed in our previously filed Annual Report on Form 10-K for the fiscal year ended December 31, 2013.  As of March 31, 2014, there have been no significant changes in our critical accounting policies from December 31, 2013, except as disclosed in Note 2 of the unaudited condensed consolidated financial statements included in this Form 10-Q.

Recent Accounting Pronouncements
For information regarding recent accounting pronouncements that are applicable to us, see Note 2 to our unaudited condensed consolidated financial statements included with this Form 10-Q.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our quantitative and qualitative disclosures about market risk are disclosed in our previously filed Annual Report on Form 10-K for the year ended December 31, 2013.  As of March 31, 2014, there have been no significant changes in our market risks from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

Interest Rate Risk

Because our two performing loans are fixed rate loans and the remaining 75% of the principal balances of our loans are in non-accrual status as of March 31, 2014, changes in weighted average interest rates for our loan portfolio have little impact on interest income. As of December 31, 2013, 81.4% of the principal balance of our loans was in non-accrual status.
The following tables contain information about our mortgage loan principal and interest balances as of March 31, 2014, presented separately for fixed and variable rates and the calendar quarters in which such mortgage investments mature:

	Matured	Q3 2015	Q3 2017	Q1 2020	Total
	(in thousands)
Loan Rates:
Variable	$17,561	$—	$—	$—	$17,561
Fixed	7,474	7,237	600	600	15,911
Principal outstanding	$25,035	$7,237	$600	$600	33,472
Less: Valuation Allowance					(18,208)
Net Carrying Value					$15,264

As of March 31, 2014, we had cash and cash equivalents totaling $1.4 million and restricted cash of $15.3 million (collectively, 7.5% of total assets), respectively, all of which were held in bank accounts or highly liquid money market accounts or short-term certificates of deposit. We have historically targeted between 3% and 5% of the principal balance of our outstanding portfolio loans to be held in such accounts as a working capital reserve. However, our actual deployment in the future may vary depending on a variety of factors, including the timing and amount of debt or capital raised and the timing and amount of investments made. We believe that these financial assets do not give rise to significant interest rate risk due to their short-term nature.

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

IMH's management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), assessed the effectiveness of IMH's internal control over financial reporting as of March 31, 2014, utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (1992). Based on the assessment by IMH's management, we determined that IMH's internal control over financial reporting was effective as of March 31, 2014.

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

PART II

Item 1.    Legal Proceedings.
The status of our legal proceedings is provided in Note 10 – “Commitments and Contingencies – Legal Matters” of the accompanying condensed consolidated financial statements and is incorporated herein by reference. There is no material outstanding litigation at March 31, 2014. The prior shareholder class action litigation has been settled.

Item 1A.	Risk Factors.

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Item 1A, “Risk Factors,” in our previously filed Form 10-K for the year ended December 31, 2013, which could materially affect our business, financial condition or results of operations. The risks described in our Form 10-K are not the only risks we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.    Defaults Upon Senior Securities.

Not applicable

Item 4.	Mine Safety Disclosures.

Not applicable

Item 5.    Other Information.

Not applicable

Item 6.    Exhibits
Exhibit

No.	Description

1.1	Agreement to Prepay Senior Secured Convertible Loan dated April 9, 2014 Reported on Form 8-K on April 9, 2014

8.1	Final Results of Class Action Settlement Offerings dated April 28, 2014 Reported on Form 8-K on April 30, 2014

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	May 14, 2014	IMH FINANCIAL CORPORATION

		By:	/s/ Steven Darak
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

Signature	Title	Date

/s/ William Meris	Chief Executive Officer, President and Director	May 14, 2014
William Meris	(Principal Executive Officer)

/s/ Steven Darak	Chief Financial Officer and Director (Principal	May 14, 2014
Steven Darak	Financial Officer and Principal Accounting Officer)