Form 10-Q
period 2014-06-30
IMH Financial Corp
filed 2014-08-14
CIK 1397403

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)
[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2014
or
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

The registrant had 50,000 shares of Common Stock, 3,491,758 shares of Class B-1 Common Stock, 3,492,954 shares of Class B-2 Common Stock, 7,159,759 shares of Class B-3 Common Stock, 313,790 shares of Class B-4 Common Stock, 735,801 shares of Class C Common Stock, 5,595,148 shares of Series B-1 Preferred Stock and 2,604,852 shares of Series B-2 Preferred Stock, all of which were collectively convertible into 23,444,062 outstanding common shares as of August 14, 2014.

IMH FINANCIAL CORPORATION
QUARTERLY REPORT ON FORM 10-Q

2

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.
IMH FINANCIAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30, 2014	December 31, 2013
ASSETS	(Unaudited)
Cash and Cash Equivalents	$9,518	$7,875
Restricted Cash and Cash Equivalents	16,559	5,777
Mortgage Loans Held for Sale, Net	12,634	12,541
Real Estate Acquired through Foreclosure Held for Sale	63,938	86,562
Real Estate Acquired through Foreclosure Held for Development	11,872	12,262
Operating Properties Acquired through Foreclosure	102,120	103,683
Deferred Financing Costs, Net	3,080	3,733
Other Receivables	1,480	983
Other Assets	2,925	3,159
Property and Equipment, Net	731	826

Total Assets	$224,857	$237,401

LIABILITIES
Accounts Payable and Accrued Expenses	$7,303	$8,400
Accrued Property Taxes	746	1,084
Accrued Interest Payable	3,558	2,974
Tenant Deposits and Funds Held for Others	275	1,016
Convertible Notes Payable and Deferred Interest, Net of Discount	57,639	54,975
Notes Payable, Net of Discount	42,097	46,043
Capital Lease Obligation	1,226	1,251
Special Assessment Obligations	5,097	5,339
Exit Fee Payable	10,460	10,448

Total Liabilities	128,401	131,530

Fair Value of Puttable Shares Pursuant to Legal Settlement	—	4,871

Commitments and Contingent Liabilities

STOCKHOLDERS' EQUITY
Common stock, $.01 par value; 200,000,000 shares authorized; 16,873,880 shares issued at June 30, 2014 and December 31, 2013; 15,563,546 and 16,832,221 shares outstanding at June 30, 2014 and December 31,2013, respectively	169	169
Preferred stock, $.01 par value; 100,000,000 shares authorized; none outstanding	—	—
Less: Treasury stock, 1,310,334 and 41,659 shares at June 30, 2014 and December 31, 2013, respectively	(5,399)	(172)
Paid-in Capital	725,293	720,150
Accumulated Deficit	(623,607)	(619,147)
Total Stockholders' Equity	96,456	101,000

Total Liabilities and Stockholders' Equity	$224,857	$237,401

The accompanying notes are an integral part of these statements

IMH FINANCIAL CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

REVENUE:
Operating Property Revenue	$7,689	$4,042	$13,727	$5,405
Investment and Other Income	553	857	890	1,166
Mortgage Loan Income, Net	650	197	870	384
Total Revenue	8,892	5,096	15,487	6,955

OPERATING EXPENSES:
Operating Property Direct Expenses (exclusive of Interest and Depreciation)	6,236	3,388	11,243	4,498
Expenses for Non-Operating Real Estate Owned	593	444	1,146	924
Professional Fees	2,739	1,836	5,361	3,486
General and Administrative Expenses	1,642	1,344	3,154	2,722
Interest Expense	4,722	4,680	9,589	8,688
Depreciation and Amortization Expense	997	623	2,002	1,074
Settlement and Related Costs	—	805	—	1,123
Total Operating Expenses	16,929	13,120	32,495	22,515

RECOVERY OF CREDIT LOSSES AND GAIN ON DISPOSAL OF ASSETS:
Gain on Disposal of Assets	(6,583)	(711)	(12,000)	(701)
Recovery of Credit Losses	—	(4,965)	(548)	(7,571)
Total Recovery of Credit Losses and Gain on Disposal	(6,583)	(5,676)	(12,548)	(8,272)

Total Costs and Expenses	10,346	7,444	19,947	14,243

Loss before Income Taxes	(1,454)	(2,348)	(4,460)	(7,288)

Provision for Income Taxes	—	—	—	—

NET LOSS	$(1,454)	$(2,348)	$(4,460)	$(7,288)

Basic and diluted loss per common share
Net Loss per Share	$(0.09)	$(0.14)	$(0.27)	$(0.43)
Weighted Average Common Shares Outstanding	15,939,966	16,873,880	16,383,629	16,873,880

The accompanying notes are an integral part of these statements

IMH FINANCIAL CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Six Months Ended June 30, 2014
(In thousands, except share data)

	Common Stock		Treasury Stock			Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Paid-in Capital
Balances at December 31, 2013	16,873,880	$169	41,659	$(172)	$720,150	$(619,147)	$101,000
Net Loss	—	—	—	—	—	(4,460)	(4,460)
Stock-Based Compensation			—	—	272	—	272
Treasury Stock			1,268,675	(5,227)			(5,227)
Reclassification of Fair Value of Puttable Shares Pursuant to Legal Settlement	—	—	—	—	4,871	—	4,871
Balances at June 30, 2014	16,873,880	$169	1,310,334	$(5,399)	$725,293	$(623,607)	$96,456

The accompanying notes are an integral part of these statements

IMH FINANCIAL CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended June 30,
	2014	2013

CASH FLOWS - OPERATING ACTIVITIES
Net Loss	$(4,460)	$(7,288)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash Provision (Recovery of) Credit Losses	—	(6,700)
Stock-Based Compensation and Option Amortization	272	268
Gain on Disposal of Assets	(12,000)	(701)
Amortization of Deferred Financing Costs	1,363	989
Depreciation and Amortization Expense	2,002	1,074
Investment Discount Amortization	—	(381)
Accretion of Mortgage Income	(524)	—
Accretion of Discount on Notes Payable	1,145	1,002
Increase (decrease) in cash resulting from changes in:
Accrued Interest Receivable	85	(374)
Other Receivables	(497)	(848)
Other Assets	(505)	194
Accrued Property Taxes	(338)	(1,032)
Accounts Payable and Accrued Expenses	65	1,569
Accrued Interest Payable	2,126	1,968
Liabilities of Assets Held for Sale	—	370
Tenant Deposits and Funds Held for Others	—	(99)
Total adjustments, net	(6,806)	(2,701)
Net cash used in operating activities	(11,266)	(9,989)

CASH FLOWS - INVESTING ACTIVITIES
Proceeds from Sale/Recovery of Real Estate Owned	39,841	5,653
Purchases of Property and Equipment	(8)	(238)
Investment in Strategic Wealth & Income Fund LLC	—	24
Issuance of Other Notes Receivables	(2,100)	—
Mortgage Loan Fundings and Protective Advances	—	(471)
Mortgage Loan Repayments	5,589	7,762
Collection of Other Notes Receivables	2,100	—
Preferred Equity Investment	—	(15,000)
Investment in Real Estate Owned	(2,529)	(841)
Capitalized Foreclosure Acquisition Costs	—	(2,473)
Net cash provided by (used in) investing activities	42,893	(5,584)

CASH FLOWS - FINANCING ACTIVITIES
Proceeds from Notes Payable	262	10,150
Proceeds from Convertible Notes Payable	70	—
Debt Issuance Costs Paid	(710)	(1,072)
(Increase) Decrease in Restricted Cash	(10,782)	9,656

IMH FINANCIAL CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended June 30,
	2014	2013

Repayments of Notes Payable	(17,510)	(1,217)
Purchase of Notes Payable	(1,289)	—
Repayments of Capital Leases	(25)	—
Dividends Paid	—	(800)
Purchase of Treasury Stock	—	—
Net cash provided by (used in) financing activities	(29,984)	16,717

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,643	1,144

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	7,875	3,084

CASH AND CASH EQUIVALENTS, END OF PERIOD	$9,518	$4,228

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$5,543	$6,919
Real Estate Acquired Through Foreclosure or Deed in Lieu of Foreclosure	$—	$91,380
Deferred Interest added to Notes Payable Principal	$1,529	$1,453
Seller Financing provided for Asset Sales	$8,400	$1,085
Accounts Payable and Accrued Liabilities Assumed in Foreclosure	$—	$3,382
Capital Lease Obligation Assumed in Foreclosure	$—	$1,279
Note Payable Assumed in Foreclosure	$—	$24,712
Reclassification of Paid in Capital to Fair Value of Puttable Shares Pursuant to Legal Settlement	$4,871	$—
Debt assumed for Asset Acquisitions	$7,875	$—
Non-cash Issuance of Exchange Offering Debt	$6,389	$—

The accompanying notes are an integral part of these statements

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014

NOTE 1- BUSINESS, BASIS OF PRESENTATION AND LIQUIDITY

Our Company

IMH Financial Corporation (the “Company”) is a real estate investor and finance company based in the southwest United States with over a decade of experience in various and diverse facets of the real estate lending and investment process, including origination, acquisition, underwriting, documentation, servicing, construction, enforcement, development, marketing, and disposition. The Company’s focus is to invest in, manage and dispose of commercial real estate mortgage investments or other real estate assets, and to perform all functions reasonably related thereto, including developing, managing and either holding for investment or disposing of real property acquired through foreclosure or other means. The Company also seeks to capitalize on opportunities to invest in selected real estate platforms under the direction of seasoned professionals in those areas. The Company was formed as a result of a series of transactions that were executed on June 18, 2010 that are referred to as the Conversion Transactions, which included (i) the conversion of our predecessor entity, IMH Secured Loan Fund (the “Fund”), from a Delaware limited liability company into a newly-formed Delaware corporation named IMH Financial Corporation, and (ii) internalization of the Fund manager, Investor's Mortgage Holdings, Inc. (the “Manager”), through an acquisition by the Company of all of the outstanding shares of the Manager, and all of the outstanding membership interests of IMH Holdings, LLC.

During 2013 and 2012, we acquired certain operating properties through deed-in-lieu of foreclosure which have contributed significantly to our operating revenues and expenses during these periods and thereafter. As described more fully in note 4, at June 30, 2014, our operating properties consist of two operating hotels located in Sedona, Arizona, a golf course operation located in Bullhead City, Arizona and a commercial office building located in Stafford, Texas. Due to our limited lending activities since 2008, these operating properties currently contribute the majority of our revenue.

Basis of Presentation

The accompanying unaudited, condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for a complete set of financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the results for the periods presented have been made. Operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2014. These condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended December 31, 2013.

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

Liquidity

As of June 30, 2014, our accumulated deficit aggregated $623.6 million primarily as a result of previous provisions for credit losses recorded relating to the decrease in the fair value of the collateral securing our loan portfolio and impairment charges relating to the value of real estate owned ("REO") assets acquired primarily through foreclosure, as well as on-going net operating losses in recent periods resulting from the lack of income-producing assets and the high cost of our debt financing. Since 2008, we have experienced significant defaults and foreclosures in our mortgage loan portfolio in prior years due primarily to the erosion of the U.S. and global real estate and credit markets during those periods. As a result, since that time we have been focused on enforcing our rights under our loan documents, working to repossess the collateral properties underlying those loans, and pursuing recovery from guarantors under such loans.

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014

NOTE 1 – BUSINESS, BASIS OF PRESENTATION AND LIQUIDITY - continued

Our liquidity plan has included obtaining additional financing, selling whole loans or participating interests in loans, and selling the majority of our legacy real estate assets. As more fully described in note 7, in June 2011, we entered into and closed funding of a $50.0 million senior secured convertible loan with NWRA Ventures I, LLC (“NW Capital”). In addition, during the year ended December 31, 2013, we secured an additional $10.0 million in financing secured by certain REO assets. These financings, along with proceeds from asset sales, have been our primary sources of working capital and funding for our general business needs. During the six months ended June 30, 2014, we repaid the $10.0 million note payable primarily using proceeds from asset sales. In addition, as described in note 11, subsequent to June 30, 2014, we entered into a series of transactions to, among other things, restructure and partially refinance the NW Capital senior loan which will also allow for the prepayment of the total loan balance. The restructure and partial refinance of the NW Capital loan are considered to be the first step in a two-step overall refinancing strategy, the primary objective of which is to reduce the Company’s current and future annual interest expense and related costs, in order to improve the Company’s overall liquidity.

As of June 30, 2014, our entire loan portfolio with an aggregate carrying value of $12.6 million is held for sale. In addition, as of June 30, 2014, real estate owned (“REO”) projects with a carrying value totaling $63.9 million were being actively marketed for sale. During the period ended June 30, 2014, we sold certain loans and REO assets and collected other recoveries generating approximately $39.8 million in cash, net of the amounts financed by us. We also received $5.6 million in mortgage loan paydowns during the period ended June 30, 2014.

In connection with the loan with NW Capital, we entered into a cash management agreement with the lender under which the amount of discretionary funds available to us is limited to the following 90 days of budgeted operating cash, which is funded on a monthly basis, subject to NW Capital approval and release. The balance of all remaining cash (including the balance of loan proceeds and any and all proceeds received from operations, loan payments, asset sales or other cash generating events) is collected and maintained in a trust account as collateral under the loan for the benefit of NW Capital (the "Collateral Account"). At June 30, 2014, we had cash and cash equivalents of $9.5 million and restricted cash in the Collateral Account of $16.6 million.

While we have been successful in securing $60.0 million in financing through June 30, 2014 to provide adequate funding for working capital purposes and have generated liquidity through asset sales and mortgage receivable collections, there is no assurance that we will be successful in selling our remaining loan and REO assets in a timely manner or in obtaining additional or replacement financing, if needed, to sufficiently fund future operations or to implement our investment strategy. Any sale of a loan or REO asset, if not approved in our annual budget, requires prior approval of NW Capital. Our failure to generate sustainable earning assets, and successfully liquidate a sufficient number of our loan and REO assets, including receiving approval, if required, from our lender of such liquidations, may have a material adverse effect on our business, results of operations and financial position.

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES

Reclassifications
Certain 2013 amounts have been reclassified to conform to the 2014 financial statement presentation. During 2013, the Company completed a conversion to a new accounting system which provides more detailed reporting and greater visibility for the Company and its various subsidiaries. As a result of this conversion, we identified various changes in the classifications of certain previously reported income statement amounts and segment information. While these changes had no impact on net loss or basic and diluted net loss per share, there were certain significant reclassifications in the consolidated statement of operations which are summarized below:

•
During the year ended December 31, 2013, we combined the revenues of our various operating properties into a single line entitled Operating Property Revenue. Accordingly, we reclassified the related 2013 activity to conform to the 2014 presentation;

•
Similarly, during the year ended December 31, 2013, we created a line item entitled Operating Property Direct Expenses (exclusive of Interest and Depreciation) and reclassified appropriate amounts primarily from Other Operating Expenses for Real Estate Owned to capture those expenses directly attributable to operating properties, thereby segregating incidental costs of ownership of non-operating REO properties with the creation of a line item entitled Expenses for Non-Operating Real Estate Owned.

•
In addition, we reclassified the presentation of certain other 2013 amounts previously reported in property taxes, professional fees, and general and administrative expenses to conform to the 2014 presentation.

The effects of these reclassifications are presented in the table below:

	Three Months Ended June 30, 2013
Reclassifications - Statement of Operations - 2013	As Previously Reported	Reclassification Adjustment	As Reclassified
Rental Income	$394	$(394)	$—
Hospitality and Entertainment Income	3,649	(3,649)	—
Operating Property Revenue	—	4,042	4,042
Operating Property Direct Expenses (exclusive of Interest and Depreciation)	—	3,388	3,388
Property Taxes for REO	353	(353)	—
Other Operating Expenses for REO	3,109	(3,109)	—
Expenses for Non-Operating Real Estate Owned	—	444	444
Professional Fees	2,092	(256)	1,836
General and Administrative Expenses	1,456	(112)	1,344

	Six Months Ended June 30, 2013
Reclassifications - Statement of Operations - 2013	As Previously Reported	Reclassification Adjustment	As Reclassified
Rental Income	$812	$(812)	$—
Hospitality and Entertainment Income	4,595	(4,595)	—
Operating Property Revenue	—	5,405	5,405
Operating Property Direct Expenses (exclusive of Interest and Depreciation)	—	4,498	4,498
Property Taxes for REO	713	(713)	—
Other Operating Expenses for REO	4,236	(4,236)	—
Expenses for Non-Operating Real Estate Owned	—	924	924
Professional Fees	3,791	(305)	3,486
General and Administrative Expenses	2,888	(167)	2,721

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES – continued

Restatement of Previously Issued Consolidated Financial Statements

Segment Information
As a result of the accounting system conversion described above, we identified various certain misstatements in the classifications of certain previously reported segment information. For income statement items, the adjustments primarily related to the allocation of certain professional fees, interest and general and administrative costs into the proper segments. We have adjusted our segment disclosures for the three and six months ended June 30, 2013 to reflect the proper comparative amounts in each segment as shown in the table below.
Assessment of Restatements

These corrections had no impact on net loss or basic and diluted loss per share for the period ended June 30, 2013. The Company has assessed these misstatements in financial statement presentation and has determined that, on both a qualitative and quantitative basis, the adjustments are immaterial, both individually and in the aggregate, to the consolidated financial statements, and thus the Company did not and will not amend any of its prior quarterly and annual reports on Form 10-Q and 10-K, and it has adjusted its presentation on a prospective basis. In order to provide consistency in the Company's financial reporting, the June 30, 2013 segment information presented herein has been restated to appropriately reflect the corrections described above. The following tables summarizes the effects of these corrections and reclassifications on the previously filed consolidated financial statements for the three and six months ended June 30, 2013, which was restated for comparative purposes only (in thousands):

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES – continued

	Three Months Ended June 30, 2013
	As Previously Reported	Restatement Adjustment	Reclassification Adjustment	As Restated
Segment Information - Income Statement Items
Expenses
Expenses Mortgage and REO - Legacy Portfolio and Other Operations	$(1,026)	$(3,002)	$4,028	$—
Mortgage and REO - Legacy Portfolio and Other Operations - Expenses for Non-Operating REO	—	—	444	444
Mortgage and REO - Legacy Portfolio and Other Operations - Professional Fees	—	—	734	734
Mortgage and REO - Legacy Portfolio and Other Operations - General and Administrative	—	—	12	12
Mortgage and REO - Legacy Portfolio and Other Operations - Interest	—	—	448	448
Mortgage and REO - Legacy Portfolio and Other Operations - Loss on disposal of Assets	—	—	(711)	(711)
Mortgage and REO - Legacy Portfolio and Other Operations - Settlement and Related	—	—	8	8
Mortgage and REO - Legacy Portfolio and Other Operations - Credit Loss Recoveries	—	—	(4,963)	(4,963)
Total Expenses Mortgage and REO - Legacy Portfolio and Other Operations	(1,026)	(3,002)	—	(4,028)

Expenses Commercial Real Estate Leasing Operations	1,542	(322)	(1,220)	—
Commercial Real Estate Leasing Operations - Operating Property Direct Expense	—	—	376	376
Commercial Real Estate Leasing Operations - Interest	—	—	516	516
Commercial Real Estate Leasing Operations - Depreciation and Amortization	—	—	330	330
Commercial Real Estate Leasing Operations - Credit Loss Recoveries	—	—	(2)	(2)
Total Expenses Commercial Real Estate Leasing Operations	1,542	(322)	—	1,220

Expenses Hospitality and Entertainment Operations	786	2,852	(3,638)	—
Hospitality and Entertainment Operations - Operating Property Direct Expense	—	—	3,012	3,012
Hospitality and Entertainment Operations - Interest	—	—	381	381
Hospitality and Entertainment Operations - Depreciation and Amortization	—	—	245	245
Total Expenses Hospitality and Entertainment Operations	786	2,852	—	3,638

Expenses Corporate and Other	6,142	472	(6,614)	—
Corporate and Other - Expenses for Non-Operating REO	—	—	—	—
Corporate and Other - Professional Fees	—	—	1,102	1,102
Corporate and Other - General and Administrative	—	—	1,332	1,332
Corporate and Other - Interest	—	—	3,335	3,335
Corporate and Other - Depreciation and Amortization	—	—	48	48
Corporate and Other - Loss on disposal of Assets	—	—	—	—
Corporate and Other - Settlement and related	—	—	797	797
Total Expenses Corporate and Other	$6,142	$472	$—	$6,614

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES – continued

	Six Months Ended June 30, 2013
	As Previously Reported	Restatement Adjustment	Reclassification Adjustment	As Restated
Segment Information - Income Statement Items
Expenses
Expenses Mortgage and REO - Legacy Portfolio and Other Operations	$(1,059)	$(3,956)	$5,015	$—
Mortgage and REO - Legacy Portfolio and Other Operations - Expenses for Non-Operating REO	—	—	917	917
Mortgage and REO - Legacy Portfolio and Other Operations - Professional Fees	—	—	1,371	1,371
Mortgage and REO - Legacy Portfolio and Other Operations - General and Administrative	—	—	24	24
Mortgage and REO - Legacy Portfolio and Other Operations - Interest	—	—	936	936
Mortgage and REO - Legacy Portfolio and Other Operations - Loss on disposal of Assets	—	—	(705)	(705)
Mortgage and REO - Legacy Portfolio and Other Operations - Settlement and Related	—	—	8	8
Mortgage and REO - Legacy Portfolio and Other Operations - Credit Loss Recoveries	—	—	(7,566)	(7,566)
Total Expenses Mortgage and REO - Legacy Portfolio and Other Operations	(1,059)	(3,956)	—	(5,015)

Expenses Commercial Real Estate Leasing Operations	2,118	3	(2,121)	—
Commercial Real Estate Leasing Operations - Operating Property Direct Expense	—	—	717	717
Commercial Real Estate Leasing Operations - Interest	—	—	748	748
Commercial Real Estate Leasing Operations - Depreciation and Amortization	—	—	661	661
Commercial Real Estate Leasing Operations - Credit Loss Recoveries	—	—	(5)	(5)
Total Expenses Commercial Real Estate Leasing Operations	2,118	3	—	2,121

Expenses Hospitality and Entertainment Operations	1,631	2,877	(4,508)	—
Hospitality and Entertainment Operations - Operating Property Direct Expense	—	—	3,781	3,781
Hospitality and Entertainment Operations - Interest	—	—	411	411
Hospitality and Entertainment Operations - Depreciation and Amortization	—	—	316	316
Total Expenses Hospitality and Entertainment Operations	1,631	2,877	—	4,508

Expenses Corporate and Other	11,553	1,076	(12,629)	—
Corporate and Other - Expenses for Non-Operating REO	—	—	7	7
Corporate and Other - Professional Fees	—	—	2,115	2,115
Corporate and Other - General and Administrative	—	—	2,698	2,698
Corporate and Other - Interest	—	—	6,593	6,593
Corporate and Other - Depreciation and Amortization	—	—	97	97
Corporate and Other - Loss on disposal of Assets	—	—	4	4
Corporate and Other - Settlement and related	—	—	1,115	1,115
Total Expenses Corporate and Other	$11,553	$1,076	$—	$12,629

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

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES – continued

Restricted Cash

At June 30, 2014 and December 31, 2013, restricted cash and cash equivalents totaled $16.6 million and $5.8 million, respectively. Restricted cash includes cash items that are legally or contractually restricted as to usage or withdrawal, which include amounts relating to: a) the Collateral Account which is required under the terms of NW Capital loan and related agreements, and is subject to NW Capital approval and release. While the funds in the Collateral Account are not restricted for a specified purpose and are expected to be used to fund on-going operations, capital purchases and investments, the availability of such funds is restricted as to withdrawal and are subject to NW Capital approval and release; b) as described in note 7, under the terms of our loan agreement with Canpartners Realty Holding Company IV LLC (Canpartners), we were required to maintain a minimum $5.0 million balance of cash and cash equivalents at all times during the term of the loan, which included balances in the Collateral Account, as well as other reserve accounts required under the Canpartners' loan agreement; and c) amounts maintained in escrow accounts for contractually specified purposes. During the six months ended June 30, 2014, we repaid the CanPartners loan in full thereby removing the restriction specified in b) above.

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

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES – continued

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers: Topic 606 . This update applies to entities that enter into contracts with customers to transfer goods or services or for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards. The guidance in this update supersedes the revenue recognition requirements in Topic 605, Revenue Recognition and most industry-specific guidance. The core principle of the guidance is that an entity should recognize revenue to illustrate the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance also includes a cohesive set of disclosure requirements that will provide users of financial statements with comprehensive information about the nature, amount, timing, and uncertainty of revenue and cash flows arising from a reporting organization’s contracts with customers. This ASU is effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2016 for public companies. Management is evaluating the effect, if any, on the Company’s financial position and results of operations.

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014

NOTE 3 — MORTGAGE INVESTMENTS, LOAN PARTICIPATIONS AND LOAN SALES

Lending Activities

Given the non-performing status of the majority of our loan portfolio and the suspension of significant lending activities, there has been limited loan activity during the six months ended June 30, 2014. Except for the origination of two loans totaling $8.4 million relating to the financing of a portion of the sale of certain REO assets during 2014, no new loans were originated during the six months ended June 30, 2014. We originated only one loan during the six months ended June 30, 2013 totaling $1.1 million relating to the partial financing of the sale of an REO asset. During the six months ended June 30, 2014, we received mortgage loan payoffs totaling $5.6 million for two of our performing loans.

A roll-forward of loan activity for the six months ended June 30, 2014 is as follows (in thousands):

	Principal Outstanding	Interest Receivable	Valuation Allowance	Carrying Value
Balances at December 31, 2013	$30,222	$527	$(18,208)	$12,541
Additions:
Principal fundings - asset sale financing	8,400	—	—	8,400
Mortgage loans acquired in modification	863		—	863
Accrued interest revenue	524	159	—	683
Reductions:
Principal and interest repayments	(5,589)	(244)	—	(5,833)
Assets acquired in satisfaction of loan balance	(4,020)	—	—	(4,020)
Balances at June 30, 2014	$30,400	$442	$(18,208)	$12,634

During the six months ended June 30, 2014, we modified one loan under the terms of a court-approved order in which the Company accepted, in lieu of cash payment, certain assets with a collective estimated fair value of approximately $4.0 million, and established the remaining loan balance principal at $4.0 million. Under the modification, (a) the collective balance of the assets received and the newly established loan balance exceeded the carrying value of the loan at the time of modification, (b) the interest rate on the loan was increased from 12.0% to 16.25%, and (c) the Company received additional collateral under the loan to further secure the remaining loan balance. Nevertheless, the modification was deemed to be a "troubled debt restructuring" primarily because the total amount to be collected was below the contractual amount otherwise due under the loan when considering default interest due under the original loan terms (none of which was previously recorded by the Company). The failure to collect the full amount of default interest was deemed to be a concession under applicable accounting guidance. As a result, the fair value of the assets received was treated as a reduction to the recorded investment in the loan and the carrying value was recorded at the remaining net balance of approximately $2.9 million (rather than the contractual balance of $4.0 million). The difference between the remaining net balance and the contractual amount due upon maturity is being amortized as an adjustment to yield (i.e., interest income) over the remaining term of the loan which matures September 30, 2014.
As of June 30, 2014, we had nine loans outstanding with an average principal and interest balance of $3.7 million, as compared to $4.4 million for our seven loans at December 31, 2013. However, as of June 30, 2014, we had four performing loans with an average outstanding principal and interest balance of $3.2 million and a weighted average interest rate of 7.0%. At December 31, 2013, we had two performing loans with an average outstanding principal and interest balance of $2.9 million and a weighted average interest rate of 12.5%. As of June 30, 2014 and December 31, 2013, the valuation allowance represented 59.0% and 59.2%, respectively, of the total outstanding loan principal and interest balances.

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014

NOTE 3 — MORTGAGE INVESTMENTS, LOAN PARTICIPATIONS AND LOAN SALES – continued

Scheduled Loan Maturities

The outstanding principal and interest balance of mortgage investments, net of the valuation allowance, as of June 30, 2014, have scheduled maturity dates within the next several quarters as follows:

June 30, 2014
(in thousands, except percentage and unit data)
Quarter	Outstanding Balance	Percent	#
Matured	$19,465	63.1%	5
Q3 2014	2,872	9.3%	1
Q3 2015	7,236	23.5%	1
Q1 2017	600	1.9%	—
Q1 2020	669	2.2%	2
Total Principal and Interest	30,842	100.0%	9
Less: Valuation Allowance	(18,208)
Net Carrying Value	$12,634

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

Summary of Loans in Default

We continue to experience loan defaults as a result of loan balances that exceed the value of the underlying collateral, lack of takeout financing in the marketplace, and other reasons. A summary and roll-forward of activity of loans in default for the six months ended June 30, 2014 is as follows (dollars in thousands):

	Principal Outstanding	Interest Receivable	Valuation Allowance	Carrying Value	# of Loans
Balances at December 31, 2013	$24,636	$401	$(18,208)	$6,829	5

Additions:
Mortgage loan acquired in modification	800	—	—	800	1

Reductions :
Principal repayments	(4)	—	—	(4)	—
Loan modified and transferred to performing	(6,540)	1	—	(6,539)	(1)

Balances at June 30, 2014	$18,892	$402	$(18,208)	$1,086	5

Of the 5 loans that were in default at December 31, 2013, four remained in default status as of June 30, 2014, while one loan that was modified was transferred to performing status, and one loan assigned to us in connection with the modification was in default and nonperforming.

We are exercising enforcement action which could lead to foreclosure or other disposition upon the remaining loans in default, but we have not completed foreclosure on any such loans during the period or subsequent to June 30, 2014. The completion and/or timing of foreclosure on the remaining loans is dependent on several factors, including applicable states statutes, potential bankruptcy filings by the borrowers, and our ability to negotiate a deed-in-lieu of foreclosure.

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014

NOTE 3 — MORTGAGE INVESTMENTS, LOAN PARTICIPATIONS AND LOAN SALES – continued

At June 30, 2014, all loans in default were also in non-accrual status. In addition, as of June 30, 2014 and December 31, 2013, interest receivable recorded on such loans prior to being placed in non-accrual status totaled $0.4 million for each period, respectively, and is included in mortgage loans held for sale on the accompanying condensed consolidated balance sheet.
No interest income was recognized on non-accrual loans on a cash or accrual basis during the periods ended June 30, 2014 or 2013. In addition, borrower concentrations, geographic concentrations of our loan portfolio, related loan classifications and end-user categories have not materially changed since December 31, 2013.

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014

NOTE 4 — OPERATING PROPERTIES AND REAL ESTATE HELD FOR DEVELOPMENT OR SALE

Operating properties and REO assets consist primarily of properties acquired as a result of foreclosure or purchase and were initially recorded at the lower of cost or fair value, less estimated costs to sell the property. Our fair value assessment procedures are more fully described in note 6. At June 30, 2014, we held total operating properties and REO assets of $177.9 million, of which $11.9 million were held for development, $63.9 million were held for sale, and $102.1 million were held as operating properties. At December 31, 2013, we held total operating properties and REO assets of $202.5 million, of which $12.3 million were held for development, $86.6 million were held for sale, and $103.7 million were held as operating properties. A roll-forward of REO activity from December 31, 2013 to June 30, 2014 is as follows (dollars in thousands):

	Operating Properties	# of Projects	Held for Development	# of Projects	Held for Sale	# of Projects	Total Net Carrying Value

Balances at December 31, 2013	$103,683	4	$12,262	7	$86,562	31	$202,507

Additions:
Capital costs/ additions	335	—	103	—	12,324	5	12,762
REO acquired in satisfaction of loan	—	—	—	—	800	1	800

Reductions :
Cost of properties sold	—	—	(44)		(36,197)	(12)	(36,241)
Depreciation and amortization	(1,898)	—	—	—	—	—	(1,898)
Transfers, net	—	—	(449)	(3)	449	3	—
Balances at June 30, 2014	$102,120	4	$11,872	4	$63,938	28	$177,930

Operating properties includes depreciable building and improvements, furniture, fixtures and equipment, and tenant improvements with balances totaling $67.7 million, and accumulated depreciation and amortization of $9.5 million.

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

During the six months ended June 30, 2014, we executed a series of transactions to acquire through purchase certain residential land in a master planned community that was located contiguous to other parcels previously acquired by the Company through foreclosure. The combined cost basis of the newly acquired parcels totaled $9.4 million. Shortly after the purchase of these assets, we sold the entire aggregation of the new and previously owned parcels to a homebuilder for a net sales price of $19.0 million and realized a net gain of $5.6 million. In addition, during the six months ended June 30, 2014, we sold nine other REO assets (or portions thereof) for $29.1 million (net of selling costs), of which we financed $8.4 million, resulting in a net gain of $6.4 million. In total, during the six months ended June 30, 2014, we sold fourteen REO assets (or portions thereof) for $48.1 million (net of selling costs), of which we financed $8.4 million, resulting in a total net gain of $12.0 million. During the six months ended June 30, 2013, we sold five REO assets (or portions thereof) for $6.7 million (net of selling costs), of which we financed $1.1 million, for a net gain of $0.7 million.

In addition, during the six months ended June 30, 2014, we transferred one REO asset that was previously held for sale to REO held for development based on management’s decision to develop the property which is planned for the development of a multi-family residential project. We also transferred certain REO assets that were previously held for development to REO held for sale based on a contract with a homebuilder to take down certain residential lots. Aside from these reclassifications, there were no material changes with respect to REO classifications or planned development during the six months ended June 30, 2014 other than as a result of REO asset sales.

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014

NOTE 5 - GUARANTEE ON SENIOR SECURED INDEBTEDNESS
In connection with the sale of our preferred equity investment in a joint venture to the holder of the other primary interests in the joint venture during the fourth quarter of 2013, the Company agreed to continue to serve as a limited guarantor member on the senior indebtedness of the joint venture that is secured by the acquired operating properties, and we expect to receive certain remuneration until we are released from the limited guarantee. We shall remain as a limited guarantor until the earlier of 1) the borrower's identification of a suitable substitute guarantor, the approval thereof by the senior lender, and our release from the guarantee, or 2) repayment of the senior indebtedness which matures on February 28, 2017. The Company received quarterly payments of $0.3 million on December 1, 2013 and March 31, 2014, and $0.5 million on June 30, 2014, and is contractually entitled to receive additional payments of $0.5 million of the last day of each subsequent quarter until the guarantee is released. Such payments are considered earned when received. In the event of the borrower's default, the Company’s maximum obligation under the guarantee would be limited to the amount of any shortfall between the sales price of the underlying collateral assets and the net payoff of the senior loan, if any. The Company's obligation under this guarantee is further limited to the extent, and only in the event that the borrower commits certain "bad acts" as defined in the guarantee, including, but not limited to, filing for bankruptcy, fraud, misrepresentation and theft. In the event of default by the borrower or occurrence of one or more of these bad acts, the Company has multiple remedies, including foreclosing the membership interests in the entities that own the operating assets that serve as collateral under the senior indebtedness. The principal balance of the senior indebtedness as of June 30, 2014 was approximately $90.4 million, and management believes the estimated fair value of the underlying collateral exceeds this principal balance. The remaining collateral consists of 11 operating multifamily properties with an average occupancy of approximately 86.9% (unaudited). The net operating cash flows have proven sufficient to cover debt service payments required under the loan which are collected through a lockbox. As a result, we have not recorded any liability related to our limited guarantee because we believe there is a remote likelihood of any liability to us given these factors; however, in the event of nonperformance by the borrower, there could be a material adverse impact on the Company.

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

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014

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

We engage independent third-party valuation firms on a periodic, as-needed basis to provide complete valuation reports for certain of our selected larger loans and REO assets. In recent periods, we noted indications that a stabilizing trend in real estate market values began to unfold and, in certain circumstances, improved for some markets. As a result, we have recently reduced the extent to which we utilize independent third-party valuation firms to assist with our analysis of fair value of the collateral supporting our loans and REO. As such, we currently rely largely on our asset management internal staff and certain other third party consultants to gather available market participant data from independent sources to update assumptions used to derive fair value of the collateral supporting our loans and REO assets not subject to third party valuation.

Our fair value measurement is based on the highest and best use of each property which is generally consistent with our current use for each property subject to valuation. In addition, our assumptions are established based on assumptions that we believe market participants for those assets would also use. During the period ended June 30, 2014, we performed both a macro analysis of market trends and economic estimates, as well as a detailed analysis on selected significant loan and REO assets. Based on our analysis of macro market and economic conditions, market confidence appears to have leveled off in recent months in numerous markets in which our assets are located as evidenced by stabilized sales activity and pricing.

The following is a summary of the procedures performed in connection with our fair value analysis as of and for the period ended June 30, 2014:

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

3.
For the period ended June 30, 2014, given the lack of significant change in overall general market conditions since December 31, 2013, we performed an internal analysis to evaluate fair value of our portfolio. Our internal analysis of fair value included a review and update of current market participant activity, overall market conditions, the current status of the project, our direct knowledge of local market activity affecting the project, as well as other market indicators obtained through our asset management group and various third parties to determine whether there were any indications of a material increase or decrease in the value of the underlying collateral or REO asset since the last complete third party valuation for such asset. Our asset-specific analysis focused on the higher valued assets of our loan collateral and REO portfolio. We considered the results of our analysis and the potential valuation implication to the balance of the portfolio based on similar asset types and geographic location.

4.
In addition, for projects for which we have received a bona fide written third-party offer to buy our loans or REO assets (or have executed a purchase and sale agreement), or the borrower has received a bona fide written third-party offer to buy the related project (or has executed a purchase and sale agreement), we generally utilized the offer or agreement amount in cases in which such amount maybe outside our current valuation conclusion. Such offers or agreements are

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014

NOTE 6 — FAIR VALUE – continued

only considered if we deem it to be valid, reasonable and negotiable, and we believe the counterparty has the financial wherewithal to execute the transaction.

Based on our analysis, generally the valuation approach taken and assumptions utilized with respect to each asset at December 31, 2013 remained applicable at June 30, 2014, except for those assets subject to a recent bona fide written third-party offer or executed purchase and sales agreements to buy our loan or REO asset. See our previously filed Annual Report on Form 10-K for the fiscal year ended December 31, 2013 for a summary of the key assumptions and valuation methodologies utilized to derive fair value.

Selection of Single Best Estimate of Value

As previously described, we have historically obtained periodic valuation reports from third-party valuation specialists, consultants and/or from our internal asset management department for the underlying collateral of our loans and REO held for sale. The results of our valuation efforts generally provide a range of values for the collateral valued rather than a single point estimate because of variances in the potential value indicated from the available sources of market participant information. The selection of a value from within a range of values depends upon general overall market conditions as well as specific market conditions for each property valued and its stage of entitlement or development. In addition to third-party valuation reports, we utilize recently received bona fide purchase offers from independent third-party market participants or executed purchase and sale agreements that may be outside of the range of values indicated by the report from the third-party valuation specialist. In selecting the single best estimate of value, we consider the information in the valuation reports, credible purchase offers received and agreements executed, as well as multiple observable and unobservable inputs.

Valuation Conclusions

Based on the results of our evaluation and analysis, during the three and six months ended June 30, 2014, we recorded no provision for credit losses on our loan portfolio. During the three and six months ended June 30, 2013, we recorded non-cash recoveries of credit losses on our loan portfolio in the amount of $4.3 million and $6.7 million, respectively, relating specifically to the improved value for the hotel operations and residential lots acquired through foreclosure in the second quarter of 2013. In addition, we recorded net recoveries of credit losses of $0.5 million during six months ended June 30, 2014, relating to the collection of cash and other assets from guarantors on certain legacy loans. During the three and six months ended June 30, 2013, we recorded net cash and asset recoveries of $0.7 million and $0.9 million, respectively. As of June 30, 2014 and December 31, 2013, the valuation allowance remained unchanged at 18.2 million, representing 59.0% and 59.2%, respectively, of the total outstanding loan principal and accrued interest balances. Also, we recorded no impairment of real estate owned during the three or six months ended June 30, 2014 or 2013.

With the existing valuation and impairment allowance recorded as of June 30, 2014, we believe that, as of that date, the fair value of our loans and REO assets held for sale is adequate in relation to the net carrying value of the related assets and that no additional valuation allowance or impairment is considered necessary. While the above results reflect management’s assessment of fair value as of June 30, 2014 based on currently available data, we will continue to evaluate our loan and REO portfolio to determine the adequacy and appropriateness of the valuation allowance and/or impairment balances. Depending on market conditions, such updates may yield materially different values and potentially increase or decrease the valuation allowance for loans or impairment charges for REO assets.

Valuation Categories

There were no losses recorded during the three or six months ended June 30, 2014 or 2013 in the categories for which net mortgage loans and REO held for sale were measured at fair value on a non-recurring basis based upon the lowest level of significant input to the valuation as of June 30, 2014 or June 30, 2013.

Additionally, there were no other assets that were measured at fair value using Level 1 or Level 2 inputs for which any losses were recorded during the three or six months ended June 30, 2014 or 2013. Generally, all of our mortgage loans and REO held for sale are valued using significant unobservable inputs (Level 3) obtained through updated analysis prepared by our asset management staff, except for such assets for which third party offers or executed purchase and sale agreements, were used, which are considered Level 2 inputs. Changes in the use of Level 3 valuations are based solely on whether we utilized third party offers for valuation purposes.

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014

NOTE 7 — DEBT, NOTES PAYABLE AND SPECIAL ASSESSMENT OBLIGATIONS

A roll-forward of notes payable and related obligations from December 31, 2013 to June 30, 2014 is as follows (in thousands):

Balance at December 31, 2013	$116,805
Additions:
Rights offering notes issued	97
Exchange offering notes issued	6,389
Other note additions	8,063
Deferred interest on convertible notes payable	1,529
Accretion of discount	1,145
Other additions	61
Reductions:
Principal repayments	(17,374)
Other reductions	(1,422)
Balance at June 30, 2014	$115,293

Interest expense for the three months ended June 30, 2014 and 2013 was $4.7 million, for each period. Interest expense for the six months ended June 30, 2014 and 2013 was $9.6 million, and $8.7 million, respectively.

Convertible Notes Payable/Exit Fee Payable

As more fully described in our Form 10-K for the year ended December 31, 2013, on June 7, 2011, we entered into and closed funding of a $50.0 million senior secured convertible loan with NW Capital. The loan was originally scheduled to mature on June 6, 2016 and bears contractual interest at a rate of 17% per year.

The lender, at its sole option, may make an annual election to defer a portion of interest due representing 5% of the total accrued interest amount, with the balance of 12% payable in cash. Interest is payable quarterly in arrears each April, July, October and January during the term of the loan. The lender made its election to defer the 5% portion for the years ending December 31, 2014 and 2013. Deferred interest is capitalized and added to the outstanding loan balance on a quarterly basis. As of June 30, 2014, total deferred interest added to the principal balance of the convertible note totaled $11.9 million, of which $1.5 million was added during the six months ended June 30, 2014.

In addition, we are required to pay an exit fee (“Exit Fee”) at maturity equal to 15% of the then outstanding principal, unpaid accrued and deferred interest and other amounts owed under the loan agreement. The Exit Fee is considered fully earned under the terms of the loan agreement and has been recorded as a liability with an offsetting amount reflected as a discount to the convertible note payable. The Exit Fee and corresponding discount of $10.4 million was estimated assuming the lender elects its annual interest deferral option over the term of the loan. This amount is being amortized to interest expense over the term of the loan using the effective interest method. As of June 30, 2014, the remaining unamortized discount totaled $4.4 million. The amortized discount added to the principal balance of the convertible note during the six months ended June 30, 2014 and 2013 totaled $1.1 million and $1.0 million, respectively.

Debt issuance costs incurred in connection with the NW Capital loan financing are being amortized over the term of the loan using the effective interest method. With the contractual interest, and the amortization of the Exit Fee and related deferred financing costs, the effective interest rate under the NW Capital loan is approximately 23%. The loan is severally, but not jointly, guaranteed by substantially all of our existing and future subsidiaries, subject to certain exceptions and releases, and is secured by a security interest in substantially all of our assets. Under the terms of the original loan agreement, the loan was not allowed to be prepaid prior to December 7, 2014 and is subject to substantial prepayment fees and premiums. At the time of any prepayment, we are also required to buy back all of the common shares acquired by an affiliate of NW Capital from our former CEO or from any tender offer by NW Capital at a purchase price equal to the greater of (a) the original purchase price and (b) the original purchase price plus 50% of the excess book value over the original purchase price.

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014

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

Conversion Feature

As more fully described in our annual report on Form 10-K for the year ended December 31, 2013, the NW Capital loan was convertible into IMH Financial Corporation Series A preferred stock at any time prior to maturity at an initial conversion rate of 104.3 shares of our Series A preferred stock per $1,000 principal amount of the loan, subject to adjustment. Dividends on the Series A preferred stock would accrue from the issue date at the rate of 17% of the issue price per year, compounded quarterly in arrears, a portion of which may, at the election of NW Capital, be payable in additional shares of stock.

If the NW Capital loan was converted into shares of Series A preferred stock, we would be obligated to redeem all such preferred stock on the fifth anniversary of the loan date (i.e., June 6, 2016) in cash, at a price equal to 115% of the original purchase price, plus all accrued and unpaid dividends (whether or not earned or declared), if any, to and including the date fixed for redemption, without interest. In addition, the Series A preferred stock has certain redemption features in the event of default or the occurrence of certain other events.

Subsequent Loan Restructure
As described in note 11, subsequent to June 30, 2014, we entered into a series of agreements and transactions to, among other things, restructure and partially refinance the NW Capital loan.

Exchange Notes

As more fully described in our annual report on Form 10-K for the year ended December 31, 2013, we were required under the terms of a class action settlement to effect an offering to issue up to $20.0 million in five-year, 4%, unsecured notes to participating shareholders in exchange for common stock held by such shareholders at a price of $8.02 per share ("Exchange Offering"). The Exchange Offering was completed on April 28, 2014 and we ultimately issued Exchange Offering notes ("EO Notes") to participating shareholders with a face value of $10.2 million, which were recorded by the Company at fair value. The estimated fair value of the EO Notes was $6.4 million based on the fair value and the imputed effective yield of such notes of 14.6% (as compared to the note rate of 4%) resulting in a debt discount of the EO Notes of $3.8 million. This amount was recorded as a debt discount on the Company’s financial statements during the six months ended June 30, 2014, and is being amortized as an adjustment to interest expense using the effective interest method over the term of the EO Notes. The amortized discount added to the principal balance of the EO Notes during the six months ended June 30, 2014 totaled $93,000. Interest is payable quarterly in arrears each April, July, October, and January during the term of the EO Notes with the initial interest payment due in July 2014. The EO Notes mature on April 28, 2019, and may be prepaid in whole or in part without penalty at the option of the Company. However, subject to certain minimum cash and profitability conditions, the terms of the EO Notes require a 50% prepayment on April 29, 2018.

Rights Offering

As more fully described in our annual report on Form 10-K for the year ended December 31, 2013, an additional requirement under the terms of the same class action settlement was to effect an offering to issue up to $10.0 million in senior secured convertible notes to participating accredited shareholders at terms economically equivalent to the NW Capital loan ("Rights Offering"). The Rights Offering was also completed on April 28, 2014 and we ultimately issued $70,000 to participating shareholders. The notes issued under the Rights Offering ("RO Notes") were recorded by the Company at their fair value. Based on the fair value assessment performed, management determined that the estimated fair value of the RO Notes was $96,000 (as compared to the face amount of $70,000) based on the derived fair value and the imputed effective yield of such notes of 7.1% (as compared to the note rate of 17% plus the derived exit fee of $12,000 resulting in an effective rate of approximately 22.3%) as of the offering settlement date. The difference between the fair value of the RO Notes and its actual face amount totaling $26,000 was recorded as a debt premium on the Company’s financial statements. This debt premium and exit fee will be recorded as a reduction of interest expense using the effective interest method over the term of the RO Notes. The maturity date of the RO Notes is June 26, 2016, however, as

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014

NOTE 7 — DEBT, NOTES PAYABLE AND SPECIAL ASSESSMENT OBLIGATIONS – continued

described in note 11, subsequent to June 30, 2014, the Company, entered into agreements with the participating shareholders to repurchase all of the outstanding RO Notes in connection with the restructure and refinancing of the NW Capital loan.

Other Notes Payable Activity

As described in note 4, during the six months ended June 30, 2014, we executed a series of transactions to acquire through purchase certain residential land in a master planned community with a combined cost basis of $9.4 million, which was subsequently sold within 60 days following the asset purchases. In connection with these purchases, we assumed certain notes payable associated with these properties, whose terms and current disposition are as follows:

•	$1.45 million note bearing annual interest at 5%, secured by the underlying collateral property. This note was repaid in full upon sale of the related property.

•	$3.25 million note bearing annual interest at 10%, secured by the underlying collateral property. This note was repaid in full upon sale of the related property.

•
$3.18 million note bearing annual interest at 3%, interest only payable monthly, unsecured, maturing June 5, 2023. This note remains as an outstanding obligation of the Company as of June 30, 2014. As described in note 10, a majority of the note balance is payable to certain entities affiliated with a loan guarantor against whom the Company has obtained a judgment. As a result, the Company is seeking court approval to offset this liability against the outstanding judgment.

During 2013, we assumed a note payable from a bank in connection with a deed-in-lieu of foreclosure that is secured by the related hotel operating properties with a gross asset basis of approximately $82.2 million at June 30, 2014. The note payable had a balance of $24.8 million at June 30, 2014. During the period ended June 30, 2014, we negotiated with the lender to extend the original maturity date of the loan from March 28, 2014 for a three year period at a reduced annual interest rate of 8.0% (from 12%), with interest only payments for the first year of the loan, and monthly payments of principal and interest of approximately $0.2 million thereafter until maturity.

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

During 2013, we acquired a residential property with a fair value of approximately $3.8 million in connection with a judgment obtained against a former guarantor on certain legacy loans. The residential property was subject to four liens which have sole recourse to the residential property. Such liens aggregated $17.4 million in principal, exclusive of unpaid interest at December 31, 2013. We recorded such liens (one of which was a bank lien for $2.4 million) at their fair value at acquisition, which was determined to approximate the fair value of the related asset which totaled $3.8 million. During the six months ended June 30, 2014, we purchased two of the liens totaling $15 million from the counterparty for $1.3 million, which approximated the carrying value of such liens. The residential property was sold in June 2014 for a gain of $0.7 million, at which time the bank lien associated with the property was repaid.

In connection with our proposed development to construct a multifamily housing development in Apple Valley, Minnesota (the "Apple Valley Project"), we entered into, among other agreements, a business subsidy agreement and related loan agreement dated March 29, 2013 with the Apple Valley Economic Development Authority ("EDA"). Under the terms of the business subsidy agreement, the EDA agreed to advance to us up to $1.1 million in the form of a loan, but not to exceed the amount received from Dakota County for the statutory penalty and interest on special assessment taxes which were assessed in the tax years 2007 through 2011, and for which we have recorded a liability. If we complete the development project as intended no later than December 31, 2015, and certain other conditions are satisfied, and no event of default occurs, the EDA is expected to forgive the loan and accrued interest in its entirety. The loan bears interest at the rate of 6.0% per annum which accrues until the loan is satisfied or paid in full. If we do not meet certain specified development goals, the loan and all accrued unpaid interest must be repaid on or before December 31, 2016. In addition, under the agreement, we are not allowed to sell, transfer or otherwise convey all or part of the property for a period of five years following completion without the prior written consent of EDA. As of June 30, 2014, the total amount advanced to us under the loan agreement was $0.2 million. Under the terms of the business subsidy agreement, we were required to commence construction by April 1, 2014 but have not yet done so. We are currently in negotiations with the EDA to extend the construction period provided for under that agreement.

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014

NOTE 7 — DEBT, NOTES PAYABLE AND SPECIAL ASSESSMENT OBLIGATIONS – continued

In conjunction with the Apple Valley Project, we also entered into a settlement agreement in June 2012 with the local municipality relating to outstanding past due property taxes, penalties and interest on various parcels totaling $3.7 million and bearing annual interest of 10%. Under the terms of the settlement agreement, we are required to make annual payments over either a five or ten year period, depending on the parcel. The outstanding balance of the settlement obligation totaled $2.3 million at June 30, 2014 and December 31, 2013.

Under the terms of a previous settlement agreement in 2010, we executed two promissory notes for certain golf club memberships totaling $5.2 million. The notes are secured by the security interest on the related residential lots, were non-interest bearing and matured on December 31, 2012. Due to the non-interest bearing nature of the loans, in accordance with applicable accounting guidance, we imputed interest on the notes at our then-incremental borrowing rate of 12% per annum and recorded the notes net of the discount. The discount was amortized to interest expense over the term of the notes and was fully amortized as of December 31, 2012. During the period ended June 30, 2014, we made no principal payments under the notes. We are continuing to accrue interest at the default rate of 10% per annum. At June 30, 2014 and December 31, 2013, the net principal balance of the notes payable remained unchanged at $5.2 million and default interest reflected in accrued interest payable totaled $1.4 million and $1.1 million at June 30, 2014 and December 31, 2013, respectively. The notes are secured by certain REO assets that have a carrying value of $4.8 million as of June 30, 2014. During 2012, we defaulted for strategic reasons on the terms of an agreement related to the loan, which resulted in an acceleration of the maturity date of such debt. The lender filed a notice of delinquency and a notice of trustee sale was scheduled for June 12, 2012. The subsidiary that owns these assets was placed into bankruptcy which stayed the trustee sale. In addition, since this strategic default and bankruptcy constituted an event of default under the NW Capital loan, management obtained a waiver from NW Capital regarding this action. During 2013, the bankruptcy court rejected our proposed plan of reorganization and lifted the stay on the trustee sale. However, we sought and obtained leave to appeal with the district court which stayed the bankruptcy court's order. As a result, the lender is presently stayed from conducting its trustee sale until the district court decides the appeal, the timing of which is undeterminable at this time. The related REO asset is currently stated at its net realizable value. Should the creditor take title to the REO asset as a result of the lift of the stay of the trustee sale, the carrying value of the REO will be charged to operations and the debt obligation and accrued interest will be credited to operations to the extent it is legally defeased by such action.

CFD and Special Assessment Obligations

In prior years, we recorded certain obligations assumed for our allocated share of community facilities district ("CFD") special revenue bonds and special assessments totaling $5.1 million and $5.3 million at June 30, 2014 and December 31, 2013, respectively, secured by certain real estate acquired through foreclosure in prior years. These obligations are described below.

One of the CFD obligations had an outstanding balance of $3.3 million as of June 30, 2014 and $3.5 million December 31 2013, and has an amortization period that extends through April 30, 2030, with an annual interest rate ranging from 5% to 6%. The CFD obligation is secured by certain real estate held for sale consisting of 171 acres of unentitled land located in Buckeye, Arizona which had a carrying value of $4.9 million at June 30, 2014.

The other CFD obligations are comprised of a series of special assessments that collectively had an outstanding balance of $1.8 million and $1.9 million as of June 30, 2014 and December 31, 2013, respectively. The CFD obligations have amortization periods that extend through 2022, with annual interest rates ranging from 6% to 7.5%. The CFD obligations are secured by certain real estate held for development consisting of 13 acres of unentitled land located in Dakota County, Minnesota which has a carrying value of approximately $5.8 million at June 30, 2014.

We made a principal repayment of $0.2 million under these CFD and special assessment obligations during the period ended June 30, 2014. The responsibility for the repayment of these CFD and special assessment obligations rests with the owner of the property and, accordingly, will transfer to the buyer of the related real estate upon sale. Accordingly, management does not anticipate that these obligations will be paid in their entirety by the Company. Nevertheless, these CFD obligations are deemed to be obligations of the Company in accordance with GAAP because they are fixed in amount and for a fixed period of time.

Our debt, notes payable, CFD and special assessment obligations (including the effect of the refinancing and restructure of the NW Capital loan) have the following scheduled principal payments on maturities as of June 30, 2014 (in thousands):

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014

NOTE 7 — DEBT, NOTES PAYABLE AND SPECIAL ASSESSMENT OBLIGATIONS – continued

Year	Amount
Past due and in default	$5,220
2014	23,492
2015	48,240
2016	4,574
2017	19,256
2018	630
Thereafter	13,881
Total	$115,293

NOTE 8 – SEGMENT INFORMATION

Operating segments are defined as components of an enterprise that engage in business activity from which revenues are earned and expenses incurred for which discrete financial information is available that is evaluated regularly by our chief operating decision makers in deciding how to allocate resources and in assessing performance. The Company’s reportable segments are comprised of the following as of June 30, 2014:

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

Condensed consolidated financial information for our reportable operating segments as of June 30, 2014 and December 31,2013 and for the periods ended June 30, 2014 and 2013 is summarized as follows (in thousands):

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014

NOTE 8 – SEGMENT INFORMATION - continued

Balance Sheet Items	June 30, 2014	December 31, 2013

Total Assets	(unaudited)
Mortgage and REO - Legacy Portfolio and Other Operations	$89,895	$112,073
Commercial Real Estate Leasing Operations	19,063	21,202
Hospitality and Entertainment Operations	86,730	87,061
Corporate and Other	29,169	17,065
Consolidated	$224,857	$237,401

Notes Payable, Special Assessment Obligations, Capital Leases and Other Long Term Obligations
Mortgage and REO - Legacy Portfolio and Other Operations	$15,910	$16,764
Commercial Real Estate Leasing Operations	—	10,000
Hospitality and Entertainment Operations	25,969	25,845
Corporate and Other	74,640	65,446
Consolidated	$116,519	$118,055

Operating Liabilities
Mortgage and REO - Legacy Portfolio and Other Operations	$5,243	$4,434
Commercial Real Estate Leasing Operations	358	743
Hospitality and Entertainment Operations	2,923	2,712
Corporate and Other	3,358	5,585
Consolidated	$11,882	$13,474

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014

NOTE 8 – SEGMENT INFORMATION - continued

	Three months ended June 30, 2014 (Unaudited)
Income Statement Items	Mortgage and REO - Legacy Portfolio and Other Operations	Commercial Real Estate Leasing Operations	Hospitality and Entertainment Operations	Corporate and Other	Consolidated
Revenues:
Operating property revenue	$—	$464	$7,225	$—	$7,689
Investment and other income	551	—	1	1	553
Mortgage loan income, net	650	—	—	—	650
Total Revenue	1,201	464	7,226	1	8,892
Expenses:
Operating Property Direct Expenses (excluding interest and depreciation):
Payroll related expenses	—	10	2,283	—	2,293
Cost of sales	—	—	824	—	824
Property taxes	—	84	85	—	169
Management fees	—	9	434	—	443
Other costs	—	223	2,284	—	2,507
Operating Property Direct Expenses (excluding interest and depreciation)	—	326	5,910	—	6,236

Expenses for Non-Operating Real Estate Owned:
Property taxes	243	—	—	—	243
Other costs	349	—	—	1	350
Expenses for Non-Operating Real Estate Owned	592	—	—	1	593

Professional Fees:
Financial Reporting - Audit, Legal and Tax	29	—	—	327	356
Other legal	1,017	—	—	559	1,576
Asset management	30	—	—	376	406
Other costs	49	—	—	352	401
Professional Fees	1,125	—	—	1,614	2,739

General and Administrative Expenses:
Payroll related expenses	—	—	—	1,003	1,003
Insurance expense	19	—	—	281	300
Rent	—	—	—	53	53
Other general and administrative costs	38	—	—	248	286
General and Administrative Expense	57	—	—	1,585	1,642

Other Expenses:

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014

NOTE 8 – SEGMENT INFORMATION - continued

Interest Expense	519	—	525	3,678	4,722
Depreciation and Amortization Expense	—	339	606	52	997
Gain on Disposal of Legacy Assets	(6,583)	—	—	—	(6,583)
Recovery of Credit Losses	9	(9)	—	—	—
Other Expenses	(6,055)	330	1,131	3,730	(864)

Total Expenses	(4,281)	656	7,041	6,930	10,346

Net income (loss)	$5,482	$(192)	$185	$(6,929)	$(1,454)

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014

NOTE 8 – SEGMENT INFORMATION - continued

	Three months ended June 30, 2013 (Unaudited)
	(Restated)
	Mortgage and REO - Legacy Portfolio and Other Operations	Commercial Real Estate Leasing Operations	Hospitality and Entertainment Operations	Corporate and Other	Consolidated
Revenues:
Operating property revenue	$—	$393	$3,649	$—	$4,042
Investment and other income	857	—	—	—	857
Mortgage loan income, net	197	—	—	—	197
Total Revenue	1,054	393	3,649	—	5,096

Expenses:
Operating Property Direct Expenses (excluding interest and depreciation):
Payroll related expenses	—	17	1,066	—	1,083
Cost of sales	—	—	429	—	429
Property Taxes	—	81	10	—	91
Management Fees	—	10	350	—	360
Other costs	—	268	1,157	—	1,425
Operating Property Expenses (excluding interest and depreciation)	—	376	3,012	—	3,388

Expenses for Non-Operating Real Estate Owned:
Property Taxes	265	—	—	—	265
Other costs	179	—	—	—	179
Expenses for Non-Operating Real Estate Owned	444	—	—	—	444

Professional Fees:
Financial Reporting - Audit, Legal and Tax	11	—	—	211	222
Other Legal	617	—	—	116	733
Asset Management	—	—	—	375	375
Other costs	106	—	—	400	506
Professional Fees	734	—	—	1,102	1,836

General and Administrative Expenses:
Payroll related expenses	—	—	—	831	831
Insurance expense	(1)	—	—	289	288
Rent	—	—	—	53	53
Other general and administrative costs	13	—	—	159	172
General and Administrative Expense	12	—	—	1,332	1,344

Other Expenses:
Interest Expense	448	516	381	3,335	4,680

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014

NOTE 8 – SEGMENT INFORMATION - continued

Depreciation and Amortization Expense	—	330	245	48	623
Gain on Disposal of Legacy Assets	(711)	—	—	—	(711)
Settlement and Related Costs	8	—	—	797	805
Recovery of Credit Losses	(4,963)	(2)	—	—	(4,965)
Other Expenses	(5,218)	844	626	4,180	432

Total Expenses	(4,028)	1,220	3,638	6,614	7,444

Net income (loss)	$5,082	$(827)	$11	$(6,614)	$(2,348)

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014

NOTE 8 – SEGMENT INFORMATION - continued

	Six Months Ended June 30, 2014
	Mortgage and REO - Legacy Portfolio and Other Operations	Commercial Real Estate Leasing Operations	Hospitality and Entertainment Operations	Corporate and Other	Consolidated
Revenues:
Operating property revenue	$8	$850	$12,868	$—	$13,727
Investment and other income	887	—	1	3	890
Mortgage loan income	870	—	—	—	870
Total Revenue	1,765	850	12,869	3	15,487

Expenses:
Operating Property Direct Expenses:
Payroll related expenses	—	26	4,243	—	4,269
Cost of sales	—	—	1,508	—	1,508
Property Taxes	—	167	171	—	338
Management Fees	—	18	836	—	854
Other costs	—	461	3,812	1	4,274
Operating Property Expenses (excluding interest and depreciation)	—	672	10,570	1	11,243

Expenses for Non-Operating Real Estate Owned:
Property Taxes	483	—	—	—	483
Other costs	661	—	—	2	663
Expenses for Non-Operating Real Estate Owned	1,144	—	—	2	1,146

Professional Fees:
Financial Reporting - Audit, Legal and Tax	42	—	—	494	536
Other Legal	2,463	—	—	764	3,227
Asset Management	48	—	—	751	799
Other costs	57	—	—	742	799
Professional Fees	2,610	—	—	2,751	5,361

General and Administrative Expenses:
Payroll related expenses	—	—	—	1,917	1,917
Insurance expense	25	—	—	584	609
Rent	—	—	—	107	107
Other general and administrative costs	38	—	—	483	521
General and Administrative Expense	63	—	—	3,091	3,154

Other Expenses:

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014

NOTE 8 – SEGMENT INFORMATION - continued

Interest Expense	862	305	1,313	7,109	9,589
Depreciation & Amortization Expense	—	679	1,219	104	2,002
Gain on Disposal of Assets	(12,000)	—	—	—	(12,000)
Recovery of Credit Losses	(532)	(16)	—	—	(548)
Other Expenses	(11,670)	968	2,532	7,213	(957)

Total Expenses	(7,853)	1,640	13,102	13,058	19,947

Net income (loss)	$9,618	$(790)	$(233)	$(13,055)	$(4,460)

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014

NOTE 8 – SEGMENT INFORMATION - continued

	Six months ended June 30, 2013 (Unaudited)
	(Restated)
	Mortgage and REO - Legacy Portfolio and Other Operations	Commercial Real Estate Leasing Operations	Hospitality and Entertainment Operations	Corporate and Other	Consolidated
Revenues:
Operating property revenue	$1	$810	$4,594	$—	$5,405
Investment and other income	1,156	2	1	7	1,166
Mortgage loan income, net	384	—	—	—	384
Total Revenue	1,541	812	4,595	7	6,955

Expenses:
Operating Property Direct Expenses (excluding interest and depreciation):
Payroll related expenses	—	29	1,066	—	1,095
Cost of sales	—	—	541	—	541
Property Taxes	—	162	33	—	195
Management Fees	—	18	658	—	676
Other costs	—	508	1,483	—	1,991
Operating Property Expenses (excluding interest and depreciation)	—	717	3,781	—	4,498

Expenses for Non-Operating Real Estate Owned:
Property Taxes	519	—	—	—	519
Other costs	398	—	—	7	405
Expenses for Non-Operating Real Estate Owned	917	—	—	7	924

Professional Fees:
Financial Reporting - Audit, Legal and Tax	4	—	—	400	404
Other Legal	1,194	—	—	168	1,362
Asset Management	—	—	—	750	750
Other costs	173	—	—	797	970
Professional Fees	1,371	—	—	2,115	3,486

General and Administrative Expenses:
Payroll related expenses	—	—	—	1,681	1,681
Insurance expense	—	—	—	613	613
Rent	—	—	—	103	103
Other general and administrative costs	24	—	—	301	325
General and Administrative Expense	24	—	—	2,698	2,722

Other Expenses:

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014

NOTE 8 – SEGMENT INFORMATION - continued

Interest Expense	936	748	411	6,593	8,688
Depreciation and Amortization Expense	—	661	316	97	1,074
Gain on Disposal of Legacy Assets	(705)	—	—	4	(701)
Settlement and Related Costs	8	—	—	1,115	1,123
Recovery of Credit Losses	(7,566)	(5)	—	—	(7,571)
Other Expenses	(7,327)	1,404	727	7,809	2,613

Total Expenses	(5,015)	2,121	4,508	12,629	14,243

Net income (loss)	$6,556	$(1,309)	$87	$(12,622)	$(7,288)

As described in note 2, due to the conversion to a new accounting system during the year ended December 31, 2013, we identified various changes in the classifications of certain previously reported segment information and have restated certain June 30, 2013 amounts in the foregoing tables.

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014

NOTE 9 — STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE

Shares of Common Stock, Class B Common Stock, Class C Common Stock, and Class D Common Stock share proportionately in our earnings and losses. There are no shares of the Class D common stock outstanding as of June 30, 2014. There were no changes in the classes of stock or in the number of shares of authorized or issued shares during the period ended June 30, 2014. However, as described in note 11, subsequent to June 30, 2014, in connection with the restructure and partial refinancing of the NW Capital note payable, the Company reserved and issued 8.2 million preferred shares to certain investors and purchased 319,484 shares of common stock held by an affiliate of NW Capital. Additionally, the Company agreed to issue 1.1 million shares of restricted common stock to certain executives of the Company at a future date.

Treasury Stock

During the six months ended June 30, 2014, we completed the issuance of certain subordinated unsecured notes payable to participating shareholders in exchange for approximately 1,268,675 shares of common stock pursuant to a legal settlement. As of June 30, 2014, we recorded $4.9 million as mezzanine equity, representing the estimated fair value of such shares determined to be $4.12 per share. We presented this amount as the fair value of puttable shares pursuant to legal settlement in the accompanying condensed consolidated balance sheet as December 31, 2013, with an offsetting reduction of paid-in capital. The amounts of shares redeemed were recorded in treasury stock when the notes were formally issued and stock acquired in the second quarter of 2014.

Share-Based Compensation

As of June 30, 2014, there were 766,667 options outstanding, of which 661,249 were vested and 105,418 were non-vested, and there were 433,333 options available for future grants. Net stock-based compensation expense relating to these options was $0.1 million and $0.1 million for the three months ended June 30, 2014 and 2013, respectively. Net stock-based compensation expense relating to these options was $0.3 million and $0.3 million for the six months ended June 30, 2014 and 2013, respectively. There were no additional issuances of options during six months ended June 30, 2014; however there were 20,555 options forfeited during the six months ended June 30, 2014. We did not receive any cash from option exercises during the three and six months ended June 30, 2014 or 2013. As of June 30, 2014, there was approximately $0.4 million of unrecognized compensation cost related to non-vested stock option compensation arrangements granted under the 2010 Stock Option Plan that is expected to be recognized as a charge to earnings over a weighted-average period of 0.7 years.

As described in note 11, subsequent to June 30, 2014, the Company issued 2.0 million warrants to certain consultants of the Company.

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

Due to the losses for the three and six months ended June 30, 2014 and 2013, basic and diluted loss per common share were the same, as the effect of potentially dilutive securities would have been anti-dilutive. At June 30, 2014, the only potentially dilutive securities, not included in the diluted loss per share calculation, consisted of 766,667 stock options, and the NW Capital convertible note payable which was potentially convertible into approximately 6.5 million shares of Series A Preferred Stock (subject to increase upon NW Capital’s deferral of accrued interest), which are ultimately convertible into the same number of shares of our common stock. There were no other potentially dilutive securities as of June 30, 2014.

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014

NOTE 10 — COMMITMENTS AND CONTINGENCIES

Contractual Agreements

New World Realty Advisors, LLC

As more fully discussed in our annual report on Form 10-K for the year ended December 31, 2013, New World Realty Advisors, LLC (“NWRA”) was engaged to provide us with certain consulting and advisory services in connection with the development and implementation of an interim recovery and workout plan and long-term strategic growth plan. For each of the three months ended June 30, 2014 and 2013, NWRA earned a base management fee of $0.4 million . For each of the six months ended June 30, 2014 and 2013, NWRA earned a base management fee of approximately $0.8 million. NWRA earned legacy asset fees totaling $0.6 million and zero during the three months ended June 30, 2014 and 2013, respectively, and $1.1 million and $0.2 million during the six months ended June 30, 2014 and 2013, respectively. Legacy asset fees are included as an offset in gain on disposal of assets in the accompanying condensed consolidated statements of operations. Also NWRA earned an origination fee of $0.2 million during the six months ended June 30, 2013 which was included in the basis of the asset acquired. Effective May 3l, 2014, the Company terminated the consulting agreement with NWRA, although NWRA continues to be entitled to 10% legacy asset performance fee for certain assets which were under contract for sale at the date of termination of the consulting contract.

ITH Partners, LLC

As more fully discussed in our annual report on Form 10-K for the year ended December 31, 2013, ITH Partners, LLC (“ITH Partners”) was engaged to provide various consulting services, including: assistance in strategic and business development matters; performing diligence and analytical work with respect to our asset portfolio; and assisting in prospective asset purchases and sales. During the three months ended June 30, 2014 and 2013, we incurred consulting fees of $0.2 million for each respective period which are included in professional fees in the accompanying condensed consolidated statements of operations. During the six months ended June 30, 2014 and 2013, we incurred consulting fees of $0.4 million for each respective period which are included in professional fees in the accompanying condensed consolidated statements of operations.

ITH Partners also is entitled to a legacy asset performance fee equal to 3% of the positive difference derived by subtracting (i) 110% of our December 31, 2010 valuation mark (the “Base Mark”) of any asset then owned by us from the (ii) the gross sales proceeds, if any, from sales of any legacy asset (on a legacy asset by asset basis without any offset for losses realized on any individual asset sales). During the three months ended June 30, 2014 and 2013, ITH earned legacy asset fees totaling $0.6 million and $48,000, respectively. During the six months ended June 30, 2014 and 2013, ITH earned legacy asset fees totaling $0.8 million and $48,000, respectively, a portion of which is included as an offset in gain on disposal of assets and a portion which is included as an offset in recovery of credit losses in the accompanying consolidated statement of operations. In addition, ITH is entitled to certain special payments for assistance in securing debt or equity financing with the fee ranging from .75% to 1.0% of the amount raised. During the periods ended June 30, 2014 and 2013, ITH earned special payments of $0.3 million for each period. As described in note 11, subsequent to June 30, 2014, the Company terminated its contract with ITH Partners and entered into an employment contract with its principal, Lawrence Bain, as the Company’s new Chief Executive Officer effective July 24, 2014.
.
Development Services Agreements

During 2012, we entered into two development services agreements with a third party developer to manage the development of certain existing real estate we own, one of which was terminated in January 2014, and the other which was amended and extended in April 2014. One of the projects, when phase 1 is completed, is expected to consist of a 196-unit multi-family residential housing complex and a retail component located in Apple Valley, Minnesota. This asset has a carrying value of $5.8 million at June 30, 2014, and estimated project development costs for this project are expected to total $35.2 million, for which we are seeking $24.0 million in third party construction financing. We may also seek to obtain a joint venture partner for this project to meet minimum equity requirements. The second project, when completed, was expected to consist of a 600-bed student housing complex located in Tempe, Arizona. During the six months ended June 30, 2014, management elected to sell the Tempe, Arizona property at an amount in excess of our basis of $6.4 million, which also resulted in the termination of our development services agreement with the applicable third party developer.

Under terms of the original development services agreement for the Apple Valley Project, the developer is entitled to a predevelopment services fee not to exceed $0.2 million, as well as a development services fee equal to 3.0% of the total project

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014

cost, less an agreed-upon land basis of $3.0 million, as well as a post-development services fee. The amended development services agreement provides for an additional $160,000 of predevelopment fees to be paid. The post development services fee will consist of a profit participation upon sale of the projects ranging from 7% to 10% of the profit, depending on the amount and timing of the project’s completion and sale. Alternatively, if the project is not sold, the post-development services fee will based on the fair market value of the project as of the date not earlier than 15 months following the achievement of 90% occupancy for the project. The agreement is in effect until the fifth anniversary of the substantial completion of the project, as defined. If we elect not to proceed with the project prior to our acceptance of the development authorization notice, the agreement is cancelable by us with 30 day notice by us, subject to full payment of the predevelopment services fee and any budgeted and approved costs incurred. The developer was paid $60,000 during the six months ended June 30, 2014 under the terms of the contract.

In connection with the Apple Valley Project, during the year ended December 31, 2013, we entered into a development agreement, development assistance agreement, a business subsidy agreement and other related agreements with the City of Apple Valley and related entities. Under these agreements, subject to completion of the projects by December 2015 and other requirements, we expect to receive up to $2.8 million in tax increment financing over an extended period as well as a business subsidy totaling $1.1 million, of which we have received $0.2 million as of June 30, 2014 (as described in note 7). Under the terms of the business subsidy agreement, we were required to commence construction by April 1, 2014 but have not yet done so, however, we are in negotiations with the EDA to extend the construction and completion periods for this project provided for under these agreements.

In addition, during 2012, we entered into an agreement with a large Arizona homebuilder to purchase from us and develop certain residential lots in a lot take-down program over a period of five years beginning in 2013. The agreement specifies that the purchase price of each lot shall be comprised of a basic purchase price, a premium amount and a profit participation, as applicable. The fair value of the residential lots exceeds the collective carrying value of such assets ($6.0 million) as of June 30, 2014. The builder purchased two lots from us during the six months ended June 30, 2014. If the builder does not take down the lots within the scheduled timeframe specified in the agreement, the exclusive option to purchase such lots shall terminate.

Strategic Actions Taken Relating to REO Assets

In connection with our foreclosure on loans and our related acquisition of the underlying real estate assets collateral, we often inherit property subject to numerous liens and encumbrances. These liens and encumbrances may include liens securing indebtedness senior to our lien, property tax liens, liens securing special assessment or community facilities revenue bonds, liens securing HOA or community recreation club or golf assessments and dues, as well as customary covenants, conditions, restrictions and utility and other easements. Oftentimes the real estate assets we acquired through foreclosure are in a distressed state and in those cases we actively work to stabilize the asset, resolve disputes among different lienholders and creditors and protect our interest in the asset.

As part of this process and with the intention of protecting or enhancing our interest in our loan and REO assets, we may, for strategic reasons, take actions, or fail to take actions, that result in a default of obligations relating to the property, some of which obligations may have a security or collateral interest in the subject real estate property. In some cases, we may be directly liable for certain of these obligations. These actions (or inactions) are intended to protect or enhance our interest in the property and in many cases relate to obligations that were incurred prior to our acquisition of the property and often relate to disputes among the various stakeholders, including the Company, regarding the amount, timing or priority of the obligations and the appropriate resolution of the various stakeholders' claims, which in many cases will result in less than a full recovery for some or all stakeholders given the distressed state of many of our REO properties. In conjunction with this strategy, as discussed in note 7, we previously placed one of our single asset subsidiaries into bankruptcy to address debt related matters associated with the subsidiary’s assets which has a carrying value of $4.8 million as of June 30, 2014. This bankruptcy claim was denied in 2013 and remains under appeal. The related debt obligations totaled approximately $5.2 million as of June 30, 2014. In addition, since these actions (or inactions) may constitute events of default under the NW Capital loan, we have obtained and will seek to obtain a waiver in the future from NW Capital, if necessary. The Company believes that it could, if it elected to do so, settle or cure these defaults and we do not believe the losses or costs relating to any such actions pending at June 30, 2014 will have a material adverse effect on our financial position or results of operations.

Guarantor Recovery

In December 2012, we received a favorable judgment against certain guarantors in connection with their personal guarantees on certain legacy loans on which we have since foreclosed. The amount of the judgment was for a specified principal amount plus

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014

accrued default interest at 24% annually computed on such principal amounts from January 5, 2010, which totaled $22.0 million as of June 30, 2014, plus recovery of certain costs incurred to collect on such judgments. In February 2013, we and the guarantors entered into a stipulation agreement which was converted to a court order. Under the terms of the stipulation, the guarantors consented and agreed to take a number of actions including, but not limited to, providing a listing of all related business enterprises in which the guarantors hold an ownership interest for the assignment of such interests to IMH, making a cash payment to us of $0.2 million, and delivering to us a quit claim deed to a residential property located in Hawaii, subject to a first lien by a bank and certain other liens as further described in note 7.

Due to the uncertainty of the nature and extent of the available assets of these guarantors to pay the judgment amount, we have not recorded recoveries for any amounts due under this judgment, except to the extent we have received assets without contingencies. In this regard, we recognized $0.2 million in recovery income in prior periods based on the cash payment received in March 2013 which is included in recovery of credit losses in the accompanying condensed consolidated statements of operations. In addition, we recorded as an asset the Hawaii residential property during the year ended December 31, 2013 in the amount of $3.8 million representing the estimated fair value of the property, subject to certain non-recourse liens substantially in excess of the fair value of the property. During the six months ended June 30, 2014, we purchased two of the liens placed on the Hawaii property totaling $15 million from the counter party for a purchase price of $1.3 million. As a result of the purchase of the liens, and because the liens have only recourse to the property, we recorded the liens on the property at their fair value which approximated the fair value of the Hawaii property. During the six months ended June 30, 2014, we recorded recovery income of $0.4 million relating to the proceeds received from the sale of a mortgage assigned to us during the period.

As described in note 7, the Company assumed an unsecured note payable obligation in the amount of $3.18 million bearing annual interest at 3%, interest only payable monthly, maturing June 5, 2023. This note remains as an outstanding obligation of the Company as of June 30, 2014. However, a majority of the note balance is payable to certain entities affiliated with a loan guarantor against whom the Company has obtained the $22.0 million judgment described above. The Company has obtained approval from substantially all of the other major creditors of the guarantor under this judgment as well as the court-appointed receiver to offset this liability against the outstanding judgment. The Company and the receiver are seeking court approval for the above action but had not received such approval as of June 30, 2014 and through the date of this filing. Accordingly, and until such time that court approval is obtained, the Company has not recorded any recovery relative to this pending matter.

We are continuing to investigate and evaluate the assets of the guarantors available to enforce the terms of the stipulation and to collect all amounts due under the judgment. However, such amounts are not determinable as of June 30, 2014 and have not been recognized as recovery income in the accompanying condensed consolidated statements of operations. Further recoveries under this and other judgments received in our favor will be recognized when realization of the recovery is deemed probable and when all contingencies relating to recovery have been resolved.

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

During the six months ended June 30, 2014, a subsidiary of the Company received a demand for payment in the amount of $2.3 million in connection with a prior office lease between the lessor and that subsidiary. Based upon the advice of its counsel, management believes that the likelihood of loss from this claim is remote. Accordingly, no adjustment relating to this claim has been recorded.

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014

NOTE 11 — SUBSEQUENT EVENTS

Subsequent Events
As described in the Current Report on Form 8-K filed on July 29, 2014, on July 24, 2014, the Company entered into a series of agreements and transactions in connection with the partial refinancing and restructuring of the NW Capital loan pursuant to a payoff agreement, as amended (“Payoff Agreement”), the principal terms of which had been described in the Current Report on Form 8-K filed on April 9, 2014. The following summarizes certain of those agreements and transactions and is qualified in its entirety by reference to the above-referenced Current Reports:
NW Capital Loan Refinance and Restructure - pursuant to the Payoff Agreement, the Company and NW Capital entered into certain amendments to the NW Capital loan (collectively, the "Modified Loan") the principal terms of which are as follows: (1) the maturity date is July 22, 2015 (the "Maturity Date"); (2) the conversion rights that had been held by NW Capital to convert the debt into our Series A Preferred stock was eliminated; (3) the new principal balance is $45.0 million; (4) interest accrues at 17% per annum, payable by the Company on a quarterly basis; and (5) on October 24, 2014, and no later than 90 days thereafter until the Maturity Date, the Company is required to make payments equal to the sum of: (x) $5.0 million (which payment will be applied toward the then-outstanding principal and interest due on the Modified Loan); and (y) a fee of one percent (1)% of the then-outstanding principal balance of the Modified Loan. Under the Payoff Agreement, a total payment of $81.4 million was made to NW Capital (including the $45.0 million Modified Loan) to repay deferred interest, certain exit fee obligations, and principal reduction. The Company used approximately $13.8 million of its existing cash reserves to fund a portion of this refinancing and related costs.
Issuance of Series B Preferred Stock - the Company issued a total of 8.2 million shares of the Company’s newly-designated Series B Cumulative Convertible Preferred Stock (Series B Preferred Stock) to certain investor groups (collectively, the "Series B Investors") in exchange for $26.4 million.
Repurchase of Class B Common Stock - pursuant to the Payoff Agreement, the Company repurchased 319,484 shares of its Class B Common Stock held by an affiliate of NW Capital for a cash payment of $2.6 million.
New Consulting Arrangements - the Company entered into certain consulting and fee agreements with the Series B Investors and an affiliated entity of one of the Series B Investors. We also terminated prior consulting agreements with ITH Partners and Juniper.
Appointment of New Chief Executive Officer - the Company entered into an executive employment agreement with Lawrence D. Bain pursuant to which Mr. Bain was appointed to serve as the Company’s Chief Executive Officer and Chairman of the Board. The Company and William Meris, the Company’s former Chief Executive Officer and President, entered into an employment separation and general release agreement pursuant to which Mr. Meris’ employment was terminated and the Company would be obligated for certain severance payments in accordance with his employment agreement.

Issuance of Warrants and Restricted Stock Grants - the Company issued a warrant to an affiliate of one of the Series B Investors to purchase1.0 million shares of the Company’s common stock. The Company also issued a warrant to ITH to purchase 1.0 million shares of the Company’s common stock. Pursuant to certain other agreements, the Company agreed to issue an aggregate of 1.1 million shares of restricted common stock to Messrs. Bain and Darak.
Purchase of Rights Offering Notes - Separate and apart from the foregoing transactions, but with consideration given to the restructure and refinance of the NW Capital loan, the Company entered into agreements with the participating holders of RO Notes pursuant to which the Company redeemed those notes for $107,000 which we estimate is the amount that the noteholders would have otherwise received had the RO Notes been held to maturity.
Potential Claim on Guarantee

Subsequent to June 30, 2014, we received correspondence from various parties (not including the senior lender) alleging that the borrower under the FX3 senior indebtedness, for which the Company has provided a guarantee, has defaulted on certain terms of related agreements. In addition, one of the parties has filed a legal claim against certain affiliates of the borrower. In our inquiries of the borrower regarding these matters, the borrower has responded that neither it nor its affiliates are in violation of these agreements. While we have commenced enforcement activities against the borrower in connection with our guarantee, we are

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014

unable to determine whether these actions or inactions by the borrower presently give rise to any obligation by us under our guarantee. As disclosed in note 5, in the event of default by the borrower or occurrence of one or more bad acts, as described, the Company has multiple remedies, including foreclosing the membership interests in the entities that own the operating assets that serve as collateral under the senior indebtedness. The Company believes that the value of the underlying collateral presently exceeds the outstanding balance of the senior indebtedness, and as a result, does not believe there is any risk of loss at this time.

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
Forward-Looking Statements
This Form 10-Q contains forward-looking statements which relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. In some cases, you can identify forward looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “likely,” “may,” “will,” “plan,” “potential,” “should” and “would” or the negative of these terms or other comparable terminology. Forward-looking statements in this Form 10-Q include: our business strategy and liquidity plan, including our intention to dispose of a significant portion of our mortgage loans and other real estate assets in the next twelve to twenty-four months, our plans to refinance our current indebtedness at terms more favorable to the Company, and our goals and plans to invest in different real estate platforms, including consideration of opportunities to act as a sponsor and co-investor in real estate mortgages and other real estate-based vehicles, diversify our investments geographically and expand our investment capital base and pursue development activities with certain REO properties; the outcome of actions we may take, or fail to take, that result in defaults of obligations that have liens or collateral interest in our commercial mortgage loan and REO properties, including our ability to cure such defaults; our plans and the anticipated timing and results relating to our actions to foreclose on defaulted mortgage loans; trends and expectations relating to the real estate and lending markets we operate in; expected amortization period of unrecognized compensation costs; that future mortgage income will remain at minimal levels; that property taxes, costs and expenses relating to REO assets and other operating expenses may increase; that we may modify existing loans and/or subordinate our first lien position on our mortgage loans to protect our collateral and maximize our opportunity for recovery; that the concentration of our current loan portfolio will not materially change until we begin making new loans; our sources and the sufficiency of liquidity in the next twelve months; that our financial assets do not give rise to significant interest rate risk; that we may sell whole loans or participations in loans to increase our liquidity; the impact of new accounting standards; that we expect to complete the foreclosure process on our defaulted real estate mortgage loans in the next six to nine months; expectations about future derivative investments; recent trends and expectations relating to rental and hospitality and entertainment activities; that changes in our disposition strategy and related changes in classifications of such assets under GAAP could result in material impairment charges; our future liability relating to CFD and special assessment obligations; that the fair value of the collateral underlying our mortgage loans is sufficient in relation to the current carrying value of the related loans; and that we may increase our leverage.
The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance. These beliefs, assumptions and expectations can change, and actual results and events may differ materially, as a result of many possible events or factors, not all of which are known to us or are within our control. These risk factors and uncertainties should be carefully considered by current and potential investors. Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements, and that could negatively affect our business include:

•	that we may continue to record losses;

•	that we may incur increased operating expenses;

•	that a significant portion of our loan portfolio is comprised of non-performing and distressed assets;

•	that we will continue to foreclose on our remaining mortgage loan portfolio;

•	the concentration of credit risk to a particular borrower or borrower group;

•	difficulties in analyzing potential investment opportunities as a result of dislocations in the real estate market;

•	our inexperience in managing and developing real estate acquired through foreclosure;

•	our inability to sell our current mortgage loan and REO assets and execute our business and liquidity strategy;

•	our inability to resume our mortgage loan lending activities and grow our business;

•	risks of owning real property obtained through foreclosure;

•	supply of commercial mortgage loans and the resulting impact on our strategy;

•	litigation;

•	the availability of consultants and employees;

•	the lack of a secondary market for our loans that impairs our ability to diversify our portfolio;

•	lack of access to public and capital markets;

•	ability to control the administration of mortgage loans where we hold only a participation interest;

•	the short-term nature of the loans we originate;

•	risks of holding subordinated loans;

•	lender due diligence risks;

•	recent legislative initiatives;

•	government regulation;

•	failure to maintain our exemption from registration under the Investment Company Act;

•	potential dilution resulting from the NW Capital loan and NW Capital’s approval rights over substantial portions of our operations;

•	NW Capital loan covenants that restrict our operations and our ability to take certain actions;

•	our ability to obtain financing from preferred equity investors;

•	risks related to additional borrowings;

•	that our liquidity is subject to a cash management agreement;

•	risks relating to bank repurchase agreements;

•	restrictive covenants that could be contained in future debt agreements;

•	that defaults and foreclosures will continue relating to our assets due to the economic and real estate market declines;

•	the risks our borrowers are exposed to that could impair their ability to repay our loans;

•	inability of our commercial borrowers to generate sufficient income from their operating properties to repay our loans;

•	declines in value of our real estate collateral relating to inaccurate estimates of value due to appraisal errors or subsequent events;

•	failure of our underwriting standards;

•	that the guarantors of our mortgage loans will have insufficient assets or resources to support their guarantees;

•	a decline in the fair value of our assets;

•	uncertainty relating to assets valued at fair value;

•	reductions in income resulting from refinancing loans at lower rates;

•	the adverse effects on our business of increasing interest rates;

•	competition;

•	the inability of our borrowers to complete construction or development of the projects securing our loans;

•	cost-overruns and non-completion of renovation of properties underlying rehabilitation loans we make;

•	risks relating to non-Agency residential mortgage-backed securities, or subprime and Alt-A loans that we may acquire;

•	our inability to manage through the recent recession in the real estate industry;

•	geographic concentration in our loan portfolio;

•	protection of our rights as a secured lender;

•	exposure to liability under lender liability laws;

•	inadequate insurance coverage on the REO properties we acquire;

•	hazardous substances on the REO properties we acquire;

•	our inability to utilize our built-in net operating losses;

•	continued decline in economic conditions;

•	reliance on key personnel;

•	conflicts of interest relating to existing contractual agreements;

•	additional expense for compensation of broker-dealers to eliminate contingent claims;

•	complex accounting rules;

•	our failure to maintain adequate internal controls;

•	our ability to change our business, leverage and financing strategies without stockholder consent;

•	use of liquidity to pay required preferred dividends;

•	covenants relating to the issuance of preferred stock that restrict our ability to take certain actions;

•	our inability or limited ability to pay dividends to common stockholders;

•	dilution resulting from future issuances of debt and equity securities;

•	provisions in our certificate of incorporation, bylaws and Delaware law that could impede or delay an acquisition of the Company; and

•	other factors listed in Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2013.

You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date on which it was made. While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. The factors described within this Form 10-Q could affect our financial performance and could cause actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods. Except to the extent required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the events described by our forward-looking statements might not occur. We qualify any and all of our forward-looking statements by these cautionary factors. Please keep this cautionary note in mind as you read this Form 10-Q and the documents incorporated by reference into this Form 10-Q.

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

Through our traditional credit analysis coupled with real estate valuation techniques used by developers, we have invested in real estate assets with a current carrying value of $190.6 million as of June 30, 2014, comprised of commercial real estate mortgage loans with a carrying value of $12.6 million and owned property with a carrying value of $177.9 million, the majority of which was acquired through foreclosure of related legacy mortgage loans. As of June 30, 2014, our operating properties consisted of 1) a commercial office building acquired in fiscal 2009 for which we collect rents and related income from tenants, 2) a golf course operation acquired through foreclosure in March 2012 which offers golf, spa and food and beverage operations, and 3) two operating hotels acquired through deed in lieu of foreclosure in May 2013, which also offer spa and food and beverage services. Management continues to aggressively pursue enforcement action against current and former borrowers through foreclosure and recovery of other guarantor assets.

We also continuously evaluate our portfolio assets based on current market conditions to determine whether we believe we should sell them in their present condition or whether we could potentially yield greater returns by positioning the properties for future development or operation. During the six months ended June 30, 2014, we sold fourteen REO assets for $48.1 million, net of selling costs for a gain of $12.0 million.

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

As previously disclosed in our Annual Report on Form 10-K for the period ended December 31, 2013, we commenced the Exchange Offering and the Rights Offering on February 12, 2014. Based on the final results of the Exchange Offering, 1,268,675 shares were exchanged by existing shareholders for Exchange Offering notes with a face value of $10.2 million and a nominal cash payment to participants in lieu of note issuance for fractional interests. In addition, we issued Rights Offering notes totaling approximately $70,000 to participating accredited shareholders.

As described in the Current Report on Form 8-K filed on July 29, 2014, subsequent to June 30, 2014, the Company entered into a series of agreements and transactions in connection with the refinancing and restructuring of the NW Capital loan pursuant to a payoff agreement, as amended (“Payoff Agreement”), the principal terms of which had been described in the Current Report on Form 8-K filed on April 9, 2014. The following summarizes certain of those agreements and transactions and is qualified in its entirety by reference to the above-referenced Current Reports:

NW Capital Loan Refinance and Restructure - pursuant to the Payoff Agreement, the Company and NW Capital entered into certain amendments to the NW Capital loan (collectively, the "Modified Loan") the principal terms of which are as follows: (1) the maturity date is July 22, 2015 (the "Maturity Date"); (2) the conversion rights that had been held by NW Capital to convert the debt into our Series A Preferred stock was eliminated; (3) the new principal balance is $45.0 million; (4) interest accrues at 17% per annum, payable by the Company on a quarterly basis; and (5) on October 24, 2014, and no later than 90 days thereafter until the Maturity Date, the Company is required to make payments equal to the sum of: (x) $5.0 million (which payment will be applied toward the then-outstanding principal and interest due on the Modified Loan); and (y) a fee of one percent (1)% of the then-outstanding principal balance of the Modified Loan. Under the Payoff Agreement, a total payment of $81.4 million was made to NW Capital (including the $45.0 million Modified Loan) to repay deferred interest, certain exit fee obligations, and principal reduction. The Company used approximately $13.8 million of its existing cash reserves to fund a portion of this refinancing and related costs.
Issuance of Series B Preferred Stock - the Company issued and sold a total of 8 million shares of the Company’s newly-designated Series B Cumulative Convertible Preferred Stock (Series B Preferred Stock) to certain investor groups (collectively, the "Series B Investors") in exchange for $26.4 million.
Appointment of New Chief Executive Officer - the Company entered into an executive employment agreement with Lawrence D. Bain pursuant to which Mr. Bain was appointed to serve as the Company’s Chief Executive Officer and Chairman of the Board. The Company and William Meris, the Company’s former Chief Executive Officer and President, entered into an employment separation and general release agreement pursuant to which Mr. Meris’ employment was terminated and the Company would be obligated for certain severance payments in accordance with his employment agreement.

Operational Highlights

•	Total assets were $224.9 million as of June 30, 2014 compared to $237.4 million as of December 31, 2013.

•
Top line revenue, the sum of operating property revenue, investment and other income, and mortgage loan income increased approximately $3.8 million to $8.9 million for the three months ended June 30, 2014 from $5.1 million for the three months ended June 30, 2013. Top line revenue also increased approximately $8.5 million to $15.5 million for the six months ended June 30, 2014 from $7.0 million for the six months ended June 30, 2013.

•
We recorded no recoveries of credit losses of during the three months ended June 30, 2014 compared to $5.0 million for the three months ended June 30, 2013. We also recorded recoveries of credit losses of $0.5 million during the six months ended June 30, 2014 compared to $7.6 million for the six months ended June 30, 2013.

•
We recorded gains from the disposal of assets of $6.6 million during the three months ended June 30, 2014 compared to a gain on disposal of $0.7 million for the three months ended June 30, 2013. We also recorded gains from the disposal of assets of $12.0 million during the six months ended June 30, 2014 compared to gains on asset disposals of $0.7 million for the six months ended June 30, 2013.

•
Net loss for the three months ended June 30, 2014 was $1.5 million compared to a net loss of $2.3 million for the three months ended June 30, 2013. Net loss for the six months ended June 30, 2014 was $4.5 million compared to a net loss of $7.3 million for the six months ended June 30, 2013.

•
Basic and diluted loss per common share for the three months ended June 30, 2014 was $0.09 compared to $0.14 for the three months ended June 30, 2013. Basic and diluted loss per common share for the six months ended June 30, 2014 was $0.27 compared to $0.43 for the six months ended June 30, 2013.

Selected Financial Data.

The following table presents select financial and operating data for the periods indicated. The summary financial data was derived from our audited and unaudited financial statements and other financial records for the periods indicated. All dollar amounts are expressed in thousands, except share and per unit data.

	(Unaudited) As of and for the Three Months Ended June 30,		(Unaudited) As of and for the Six Months Ended June 30,		As of and for the Year Ended December 31,
	2014	2013	2014	2013	2013

Summary balance sheet items
Cash and cash equivalents	$9,518	$4,228	$9,518	$4,228	$7,875
Restricted cash and cash equivalents	16,559	5,258	16,559	5,258	5,777
Mortgage loan principal and accrued interest	30,842	32,033	30,842	32,033	30,749
Valuation allowance	(18,208)	(17,993)	(18,208)	(17,993)	(18,208)
Mortgage loans held for sale, net	12,634	14,040	12,634	14,040	12,541
Real estate held for sale	63,938	52,069	63,938	52,069	86,562
Real estate held for development	11,872	47,535	11,872	47,535	12,262
Operating properties acquired through foreclosure	102,120	104,573	102,120	104,573	103,683
Total assets	224,857	255,275	224,857	255,275	237,401
Notes payable, special assessment obligations, capital leases and other long-term obligations	116,519	109,889	116,519	109,889	118,056
Total liabilities	128,401	130,620	128,401	130,620	131,530
Total stockholders' equity	96,456	124,655	96,456	124,655	101,000

	(Unaudited) As of and for the Three Months Ended June 30,		(Unaudited) As of and for the Six Months Ended June 30,		As of and for the Year Ended December 31,
	2014	2013	2014	2013	2013
Summary income statement items
Operating property revenue	$7,689	$4,042	$13,727	$5,405	$17,140
Investment and other income	553	857	890	1,166	5,403
Mortgage loan income	650	197	870	384	783
Total revenue	8,892	5,096	15,487	6,955	23,326
Operating expenses (excluding interest expense)	12,207	8,440	22,906	13,827	38,721
Interest expense	4,722	4,680	9,589	8,688	19,176
Gain on disposal of legacy assets	(6,583)	(711)	(12,000)	(701)	(1,430)
Recovery of credit losses	—	(4,965)	(548)	(7,571)	(8,039)
Impairment of real estate owned	—	—	—	—	1,103
Total costs and expenses	10,346	7,444	19,947	14,243	49,531
Net loss	(1,454)	(2,348)	(4,460)	(7,288)	(26,205)

Earnings/Distributions per share data
Basic and diluted loss per share	$(0.09)	$(0.14)	$(0.27)	$(0.43)	$(1.55)
Dividends declared per common share	$—	$0.02	$—	$0.02	$0.02

Loan related items
Note balances originated	$—	$—	$8,400	$1,085	$1,085
Number of notes originated	—	—	2	1	1
Average note balance originated	$—	$—	$4,200	$1,085	$1,085
Number of loans outstanding	9	7	9	7	7
Average loan carrying value	$1,404	$2,006	$1,404	$2,006	$1,792
% of portfolio principal – fixed interest rate	43.1%	45.2%	43.1%	45.2%	42.9%
% of portfolio principal – variable interest rate	56.9%	54.8%	56.9%	54.8%	57.1%
Weighted average interest rate – all loans	12.09%	12.1%	12.09%	12.1%	12.1%
Principal balance % by state:
Arizona	17.0%	0.2%	17.0%	0.2%	0.2%
California	62.3%	49.4%	62.3%	49.4%	49.0%
Utah	20.7%	—	20.7%	—	50.8%
Other	—	50.4%	—	50.4%	—
Total	100.0%	100.0%	100.0%	100.0%	100.0%

Credit Quality
Interest payments over 30 days delinquent	402	401	402	401	400
Principal balance of loans past scheduled maturity, gross	19,465	25,724	19,465	25,724	25,307
Principal balance of loans past scheduled maturity, net	1,086	7,731	1,086	7,731	6,829
Carrying Value of loans in non accrual status	1,086	7,731	1,086	7,731	6,829
Valuation allowance	(18,208)	(17,993)	(18,208)	(17,993)	(18,208)
Valuation allowance as % of outstanding loan principal and interest	59.0%	56.2%	59.0%	56.2%	59.2%
Net Charge-offs	$—	$29,307	$—	$26,907	$26,907

Results of Operations for the Three and Six Months Ended June 30, 2014 and 2013

Revenues

Revenues (dollars in thousands)
	Three Months Ended June 30,				Six Months Ended June 30,
Revenues:	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
Operating Property Revenue	$7,689	$4,042	$3,647	90.2%	$13,727	$5,405	$8,322	154.0%
Investment and Other Income	553	857	(304)	(35.5)%	890	1,166	(276)	(23.7)%
Mortgage Loan Income, Net	650	197	453	229.9%	870	384	486	126.6%
Total Revenue	$8,892	$5,096	$3,796	74.5%	$15,487	$6,955	$8,532	122.7%

Operating Property Revenue. At June 30, 2014, our operating properties consisted of 1) a commercial office building acquired through foreclosure in 2009 for which we collect rents and related income from tenants, 2) a golf course operation acquired through foreclosure in March 2012 which offers golf, spa and food and beverage operations, and 3) two operating hotels acquired through deed in lieu of foreclosure in May 2013, which also offer spa and food and beverage services. During the three months ended June 30, 2014, operating property revenue was $7.7 million as compared to $4.0 million during the three months ended June 30, 2013, an increase of $3.6 million, or 90.2%. During the six months ended June 30, 2014, operating revenues was $13.7 million as compared to $5.4 million during the six months ended June 30, 2013, an increase of $8.3 million or 154.0%. The increase in operating property revenue is primarily attributed to the acquisition of the two operating hotels acquired in May 2013.

Investment and Other Income. Investment and other income is comprised of interest and gains earned on non-mortgage investments, as well as interest earned on various miscellaneous notes receivable and other investment related income. During the three months ended June 30, 2014, investment and other income was $0.6 million as compared to $0.9 million during the three months ended June 30, 2013 a decrease of $0.3 million, or 35.5%. During the six months ended June 30, 2014, investment and other income was $0.9 million as compared to $1.2 million during the six months ended June 30, 2013, a decrease of $0.3 million, or 23.7%. The investment and other income for the three and six month periods ended June 30, 2014 relates primarily to the fees earned for the ongoing mortgage guarantee provided by the Company relating to a previous $15 million preferred equity investment that we made in the first quarter of 2013 and sold in the fourth quarter of 2013. The investment and other income for the three and six months ended June 30, 2013 amounts relate to the income recognized under the terms of the preferred equity investment for which we were entitled to a 15% preferred annual return, as well as a 1.5% exit fee based on the fair market value of the portfolio assets.

Mortgage Loan Income. During the three months ended June 30, 2014, income from mortgage loans was $0.7 million, an increase of $0.5 million, or 229.9%, from $0.20 million for the three months ended June 30, 2013. During the six months ended June 30, 2014 and 2013, income from mortgage loans was $0.9 million. The year-over-year increase in mortgage loan income is partially attributable to the higher average balance for the income-earning portion of our loan portfolio. While the total loan portfolio principal and interest outstanding was $30.8 million at June 30, 2014 as compared to $32.0 million at June 30, 2013, the performing loan balance totaled only $11.3 million and $5.6 million for the same periods, respectively. Additionally, the average portfolio interest rate for income earning assets was 7.0% per annum at June 30, 2014, as compared to 12.5% per annum at June 30, 2013. The overall decrease in loan portfolio principal arose primarily from the foreclosure and acquisition of the two hotel properties that occurred in the second quarter of 2013. In addition, during the six months ended June 30, 2014, we modified one loan under the terms of a court-approved order in which the Company accepted, in lieu of cash payment, certain assets with a collective estimated fair value of approximately $4.0 million, and established the remaining loan balance principal at $4.0 million. The modification was deemed to be a troubled debt restructuring primarily because the total amount to be collected was below the contractual amount otherwise due under the loan when considering contractual default interest due under the original loan terms (none of which was recorded by the Company). The failure to collect the full amount of default interest was deemed to be a concession under applicable accounting guidance. As a result, the fair value of the assets received was treated as a principal reduction under the loan and the carrying value was recorded at the remaining net balance of approximately $2.9 million (rather than the contractual balance of $4.0 million). The difference between the remaining net balance and the contractual amount due upon maturity is being amortized as an adjustment to yield (i.e., interest income) over the remaining term of the loan which matures September 30, 2014, resulting in an approximate annualized yield of 203% on the loan.

In the absence of acquiring or originating new loans, we anticipate mortgage income to remain at minimal levels or potentially further decrease in future periods. Mortgage loan originations during the three and six months ended June 30, 2014 and 2013 were limited to partial financings in connection with the sale of REO assets. During the six months ended June 30, 2014, in connection with the sale of certain REO assets, we financed two new loans with an aggregate principal balance of $8.4 million and an average interest rate of 7.0%. Similarly, during the six months ended June 30, 2013, in connection with the sale of an REO asset, we financed one new loan with an aggregate principal balance of $1.1 million and interest rate of 12.5%.
Costs and Expenses (dollars in thousands)

	Three Months Ended June 30,				Six Months Ended June 30,
Expenses:	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
Operating Property Direct Expenses (exclusive of Interest and Depreciation)	$6,236	$3,388	$2,848	84.1%	$11,243	$4,498	$6,745	150.0%
Expenses for Non-Operating Real Estate Owned	593	444	149	33.6%	1,146	924	222	24.0%
Professional Fees	2,739	1,836	903	49.2%	5,361	3,486	1,875	53.8%
General and Administrative Expenses	1,642	1,344	298	22.2%	3,154	2,722	432	15.9%
Interest Expense	4,722	4,680	42	0.9%	9,589	8,688	901	10.4%
Depreciation and Amortization Expense	997	623	374	60.0%	2,002	1,074	928	86.4%
Settlement and Related Costs	—	805	(805)	(100.0)%	—	1,123	(1,123)	(100.0)%
Gain on Disposal of Assets	(6,583)	(711)	(5,872)	825.9%	(12,000)	(701)	(11,299)	1,611.8%
Recovery of Credit Losses	—	(4,965)	4,965	(100.0)%	(548)	(7,571)	7,023	(92.8)%
Total Costs and Expenses	$10,346	$7,444	$2,902	39.0%	$19,947	$14,243	$5,704	40.0%

Operating Property Direct Expenses (exclusive of Interest and Depreciation). During the three months ended June 30, 2014, operating property direct expenses were $6.2 million, an increase of $2.8 million or 84.1% from $3.4 million for the three months ended June 30, 2013. During the six months ended June 30, 2014 operating property direct expenses were $11.2 million, an increase of $6.7 million or 150.0% from $4.5 million for the six months ended June 30, 2013.The increase in operating property direct expenses is primarily attributed to the acquisition of the two operating hotels acquired in May 2013 as previously described.

Expenses for Non-Operating Real Estate Owned. Such expenses include property taxes, home owner association (HOA) dues, utilities, and repairs and maintenance, as well as other carrying costs pertaining to non-operating properties. During the three months ended June 30, 2014, expenses for non-operating real estate owned assets were $0.6 million, an increase of $0.2 million, or 33.6% from $0.4 million for the three months ended June 30, 2013. During the six months ended June 30, 2014, expenses for non-operating real estate owned assets were $1.1 million, an increase of $0.2 million, or 24.0% from $0.9 million for the six months ended June 30, 2013. The increase is attributable to higher HOA dues, insurance and licensing costs.

Professional Fees. During the three months ended June 30, 2014, professional fees expense totaled $2.7 million, an increase of $0.9 million, or 49.2%, from $1.8 million for the three months ended June 30, 2013. During the six months ended June 30, 2014, professional fees expense totaled $5.4 million, an increase of $1.9 million, or 53.8%, from $3.5 million for the six months ended June 30, 2013.The increase in professional fees is primarily attributed to increased professional fees incurred in 2014 for increased enforcement activity against certain guarantors, and professional fees associated with the various transactions.

General and Administrative Expenses. During the three months ended June 30, 2014, general and administrative expenses were $1.6 million, an increase of $0.3 million, or 22.2%, from $1.3 million for the three months ended June 30, 2013. During the six months ended June 30, 2014, general and administrative expenses were $3.2 million, an increase of $0.4 million, or 15.9%, from $2.7 million for the six months ended June 30, 2013. The increase in general and administrative costs is primarily attributed to higher compensation expense due to a late 2013 hire, as well as increased travel and related costs related to various transactions.

Interest Expense. During the three months ended June 30, 2014 and 2013, interest expense was comparable at $4.7 million. During the six months ended June 30, 2014, interest expense was $9.6 million as compared to $8.7 million for the six months ended June 30, 2013, an increase of $0.9 million, or 10.4%. The increase is attributed primarily to the assumption of a note payable with a principal balance of approximately $24.7 million assumed in May 2013 in connection with the acquisition of the operating hotel properties and other debt assumed in connection with the acquisition of certain assets.

Depreciation and Amortization Expense. During the three months ended June 30, 2014, depreciation and amortization expense was $1.0 million, an increase of $0.4 million, or 60.0%, from $0.6 million for the three months ended June 30, 2013. During the six months ended June 30, 2014, depreciation and amortization expense was $2.0 million, an increase of $0.9 million or 86.4% from $1.1 million for the six months ended June 30, 2013. The increase is primarily attributed to a full six months of depreciation resulting from the acquisition of the two operating hotels and related depreciable assets in May 2013.

Settlement and Related Costs. Settlement and related costs include settlement amounts, as well as associated legal, professional and other costs relating specifically to the defense of shareholder related claims that were settled in late 2013. During the three and six months ended June 30, 2014, we recorded no settlement related costs, as compared to $0.8 million and $1.1 million for the three and six months ended June 30, 2013.

Gain on Disposal of Assets. During the three months ended June 30, 2014 and 2013, gain on the disposal of assets totaled $6.6 million and $0.7 million, respectively an increase of $5.9 million. During the six months ended June 30, 2014, we sold fourteen REO assets (or portions thereof) for $48.1 million (net of selling costs) resulting in a net gain of $12.0 million. During the six months ended June 30, 2013, we sold five REO assets (or portions thereof) for $6.7 million (net of selling costs) resulting in a net gain of $0.7 million.

Provision for (Recovery of) Credit Losses. For loan assets, we perform a valuation analysis of the underlying collateral to determine the extent of provisions for credit losses required for such assets. During the three months ended June 30, 2014, we recorded no recovery of prior credit losses. During the six months ended June 30, 2014, we recorded recovery of prior credit losses of $0.5 million, all of which related to cash and other asset collections from certain guarantors for which an allowance for credit loss had been previously recorded. There was no non-cash provision for or recovery of credit losses recorded as a result of our fair value analysis of such assets during the three or six months ended June 30, 2014.

During the three and six months ended June 30, 2013, we recorded a recovery of prior credit losses totaling $5.0 million and $7.6 million, respectively, consisting of a non-cash recovery of credit losses of $4.3 million and $6.7 million as a result of our fair value analysis, and a net recovery of credit losses of $0.7 million and $0.9 million related to cash and other asset collections from certain guarantors for which an allowance for credit loss had been previously recorded. The non-cash recovery was reflective of improved operating results and improved market conditions for the hospitality sector as it pertained to the related assets.

Loan Activities, and Loan and Borrower Attributes

Lending Activities

As of June 30, 2014, our loan portfolio consisted of nine first lien mortgage loans with a carrying value of $12.6 million. In comparison, as of December 31, 2013, our loan portfolio consisted of seven first mortgage loans with a carrying value of $12.5 million. Given the non-performing status of the majority of the loan portfolio and the suspension of significant lending activities, there has been limited loan activity during the period ended June 30, 2014. During six months ended June 30, 2014, we originated two loans totaling $8.4 million relating to the financing of a portion of the sale of certain REO assets. During the six months ended June 30, 2014, we received principal payoffs of two loans totaling $5.6 million. In addition, during the six months ended June 30, 2014, in connection with a loan modification, we received two loans with an estimated fair value of $0.9 million (as well as title to certain real estate assets as described below) in partial satisfaction of an existing mortgage loan balance. During the six months ended June 30, 2013, we originated one loan totaling $1.1 million relating to the partial financing of the sale of an REO asset. As of June 30, 2014 and December 31, 2013, the valuation allowance represented 59.0% and 59.2%, respectively, of the total outstanding loan principal and interest balances.

Changes in the Loan Portfolio Profile

Because our loan portfolio consisted of only nine loans at June 30, 2014 and seven loans at December 31, 2013, we expect little change in the portfolio profile in future periods until we resume lending activities on a meaningful level. On a historical basis, effective October 1, 2008, we elected to suspend certain of our activities, including the origination and funding of any new loans. Accordingly, our ability to change the composition of our loan portfolio was significantly reduced. In addition, in an effort to seek to preserve our collateral, certain existing loans have been modified, sometimes by extending maturity dates, and, in the absence of available credit financing to repay our loans, we may modify additional loans in the future or foreclose on those loans.

Loan Modifications
During the six months ended June 30, 2014, we modified one loan under the terms of a court-approved order in which the Company accepted, in lieu of cash payment, certain assets with a collective estimated fair value of approximately $4.0 million, and established the remaining loan balance principal at $4.0 million. Under the modification, (a) the collective balance of the assets received and the newly established loan balance exceeded the carrying value of the loan at the time of modification, (b) the interest rate on the loan was actually increased from 12.0% to 16.25%, and (c) the Company received additional collateral received under the loan. Nevertheless, the modification was deemed to be a troubled debt restructuring primarily because the total amount to be collected was below the contractual amount otherwise due under the loan when considering contractual default interest due under the original loan terms (none of which was recorded by the Company). The failure to collect the full amount of default interest was deemed to be a concession under applicable accounting guidance. As a result, the fair value of the assets received was treated as a principal reduction under the loan and the carrying value was recorded at the remaining net balance of approximately $2.9 million (rather than the contractual balance of $4.0 million). The difference between the remaining net balance and the contractual amount due upon maturity is being amortized as an adjustment to yield (i.e., interest income) over the remaining term of the loan which matures September 30, 2014.
Geographic Diversification

At June 30, 2014, mortgage loans consist of loans where the primary collateral is located in Arizona, California and Utah. The concentration of our loan portfolio in Arizona and California, markets in which values were severely impacted by the decline in the real estate market in 2008 through 2010, totaled 79.3% and 49.2% at June 30, 2014 and December 31, 2013, respectively. Since we have effectively ceased funding new loans, our ability to diversify our portfolio remains significantly impaired. The change in the geographic diversification of our loans is primarily attributed to the foreclosure and transfer of loans to REO assets.

See “Note 3 – Mortgage Investments, Loan Participations and Loan Sales” in the accompanying condensed consolidated financial statements and Item 2. - "Selected Financial Data" for additional information regarding the geographic diversification of our loan portfolio.

Interest Rate Information

Our loan portfolio includes loans that carry variable and fixed interest rates. All variable interest rate loans are indexed to the Prime rate with interest rate floors. At June 30, 2014 and December 31, 2013, the Prime rate was 3.25% per annum.

The majority of our remaining loans are in non-accrual status. At June 30, 2014, four of our nine loans were performing and had principal balances totaling $11.3 million and a weighted average contractual interest rate of 7.0%. At December 31, 2013, two of our seven loans were performing and had principal balances totaling $5.6 million and a weighted average interest rate of 12.5%. For additional discussion regarding the impact of pro forma increases or decreases in the Prime rate, see “Quantitative and Qualitative Disclosures about Market Risk” located elsewhere in this Form 10-Q.

See "Note 3 – Mortgage Investments, Loan Participations and Loan Sales” in the accompanying consolidated financial statements and Item 2 - "Selected Financial Data" for additional information regarding interest rates for our loan portfolio.

Loan and Borrower Attributes

Our borrowers historically consisted of land developers, homebuilders, commercial property developers and real estate investors, while the collateral supporting our loans generally consists of fee simple real estate zoned for residential, commercial or industrial use. We also classify loans into categories based on the underlying collateral’s projected end-use for purposes of identifying and managing loan concentration and associated risks. With our limited funding of new loans, the concentration of our current portfolio loans by development status and expected end-use of the underlying collateral has not changed materially, and is not expected to change materially, until we begin making new mortgage and other real estate investments. At June 30, 2014 and December 31, 2013, the entire balance of the valuation allowance was attributable to residential-related projects.

As of June 30, 2014, the original projected end-use of the collateral under our loans was comprised of 72.6% residential, 23.5% mixed-use and 3.9% commercial. As of December 31, 2013, the original projected end-use of the collateral under our loans was comprised of 85.2% residential and 14.8% mixed-use.

See “Note 3 – Mortgage Investments, Loan Participations and Loan Sales” in the accompanying consolidated financial statements and, Item 2. - "Selected Financial Data" for additional information regarding the classification of our loan portfolio.

Changes in the Portfolio Profile — Scheduled Maturities

As of June 30, 2014, the outstanding principal and interest balance of mortgage loans, net of the valuation allowance, have scheduled principal paydowns or maturities within the next several quarters as follows:

Quarter	Principal and Interest Outstanding	Percent
Matured	$19,465	63.1%
Q3 2014	2,872	9.3%
Q3 2015	7,236	23.5%
Q1 2017	600	1.9%
Q1 2020	669	2.2%
Total	30,842	100.0%
Less: Valuation Allowance	(18,208)
Net Carrying Value	$12,634

Of the total of matured loans as of June 30, 2014, 100% of loan principal and interest matured during the year ended December 31, 2008.

See “Note 3 – Mortgage Investments, Loan Participations and Loan Sales” in the accompanying consolidated financial statements and, Item 2. - "Selected Financial Data" for additional information regarding loan modifications.

Operating Properties and Real Estate Held for Development or Sale

At June 30, 2014, we held total REO assets of $177.9 million, of which $11.9 million were held for development, $63.9 million were held for sale, and $102.1 million were held as operating properties. At December 31, 2013, we held total REO assets of $202.5 million, of which $12.3 million were held for development, $86.6 million were held for sale, and $103.7 million were held as operating properties. Such assets are located in California, Texas, Arizona, Minnesota, New Mexico and Utah.

We did not acquire any REO assets through foreclosure during the six months ended June 30, 2014. However, during the six months ended June 30, 2014, we executed a series of transactions to acquire through purchase certain residential land in a master planned community that was located contiguous to other parcels previously acquired by the Company through foreclosure. The combined cost basis of the newly acquired parcels totaled approximately $9.4 million. Shortly after the purchase of these assets, we sold the entire aggregation of the new and previously owned parcels to a homebuilder for a net sales price of $19.0 million and realized a net gain of approximately $5.6 million. In addition, during the six months ended June 30, 2014, in connection with the loan modification described above, we were granted title to two real estate land assets with an estimated fair value totaling $3.5 million in partial satisfaction of an existing mortgage loan. During the six months ended June 30, 2014, we sold fourteen REO assets (or portions thereof), including the sale of the aggregated assets described above, for $48.1 million (net of selling costs), of which we financed $8.4 million, resulting in a net gain of approximately $12.0 million. During the six months ended June 30, 2013, we sold five REO assets (or portions thereof) for $6.7 million (net of selling costs), of which we financed $1.1 million, for a gain of $0.7 million.

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

Important Relationships Between Capital Resources and Results of Operations

Summary of Existing Loans in Default

At June 30, 2014 and December 31, 2013, five of our nine loans, with a combined carrying value of $1.1 million, were in default, all of which were past their respective scheduled maturity dates. Of the five loans that were in default at December 31, 2013, four remained in default status as of June 30, 2014, while one loan that was modified was transferred to performing status, and one loan received in connection with the modification was in default and non-performing. We are exercising enforcement action which could lead to foreclosure upon or other disposition of the five loans in default. We have not completed foreclosure on any such loans subsequent to June 30, 2014. The timing of foreclosure on the remaining loans is dependent on several factors including applicable states statutes, potential bankruptcy filings by the borrowers, our ability to negotiate a deed-in-lieu of foreclosure and other factors.

See “Note 3 – Mortgage Investments, Loan Participations and Loan Sales” in the accompanying condensed consolidated financial statements and, Item 2. - "Selected Financial Data" for additional information regarding loans in default.

Valuation Allowance and Fair Value Measurement of Loans and Real Estate Held for Sale

A discussion of our valuation allowance, fair value measurement and summaries of the procedures performed in connection with our fair value analysis as of June 30, 2014, is presented in Note 6 of the accompanying condensed consolidated financial statements.

During the three and six months ended June 30, 2014, we recorded no provisions or recoveries of credit losses as a result of our valuation analysis However, during the three and six months ended June 30, 2014, we recorded net recoveries of zero and $0.5 million relating to the collection of cash and other assets from guarantors on certain legacy loans. During the three and six months ended June 30, 2013, we recorded a non-cash recovery of credit losses on our loan portfolio in the amount of $4.3 million and $6.7 million, respectively, based on the results of our valuation analysis, relating specifically to the improved value for the hotel operations and residential lots acquired through foreclosure. In addition, we recorded cash recoveries of credit losses of $0.7 million and $0.9 million during the three and six months ended June 30, 2013, respectively, relating to cash and other asset collections from certain guarantors for which an allowance for credit loss had been previously recorded. As of June 30, 2014 and December 31, 2013, the valuation allowance remained unchanged at 18.2 million, representing 59.0% and 59.2%, respectively, of the total outstanding loan principal and accrued interest balances. Also, we recorded no impairment of real estate owned during either of the three or six months ended June 30, 2014 or 2013.

Leverage to Enhance Yields

We have not historically employed a significant amount of leverage to enhance our investment yield. However, we may seek to secure certain debt when deemed beneficial. We may employ additional leverage in the future as deemed appropriate.

Current and Anticipated Borrowings and Activity

During the three months ended March 31, 2014, we repaid a $10.0 million note payable that matured in February 2014 primarily using proceeds from asset sales.

In addition, during the six months ended June 30, 2014, we executed a series of transactions to acquire through purchase certain residential land in a master planned community with a combined cost basis of $9.4 million, which was subsequently sold within 60 days following the asset purchases. In connection with these purchases, we assumed certain notes payable associated with these properties, whose terms and current disposition are as follows:

•	$1.45 million note bearing annual interest at 5%, secured by the underlying collateral property. This note was repaid in full upon sale of the related property.

•	$3.25 million note bearing annual interest at 10%, secured by the underlying collateral property. This note was repaid in full upon sale of the related property.

•
$3.18 million note bearing annual interest at 3%, interest only payable monthly, unsecured, maturing June 5, 2023. This note remains as an outstanding obligation of the Company as of June 30, 2014. A majority of the note balance is payable to certain entities affiliated with a loan guarantor against whom the Company has obtained a judgment. As a result, the Company is seeking court approval to offset this liability against the outstanding judgment.

Also, during the six months ended June 30, 2014, we completed the Exchange Offering and the Rights Offering to class members in accordance with the terms of a class action settlement, and completed the issuance of related notes in the second quarter of 2014. Based on the final results of the offerings, we issued approximately $10.2 million of 4% Exchange Offering notes and approximately $70,000 of 17% Rights Offering notes to participating shareholders, both of which were recorded by us at estimated fair value in the second quarter of 2014.

In addition, subsequent to June 30, 2014, the Company entered into a series of agreements and transactions in connection with the partial refinancing and restructuring of the NW Capital loan pursuant to a payoff agreement, as amended (“Payoff Agreement”). Pursuant to the Payoff Agreement, the Company and NW Capital entered into certain amendments to the NW Capital loan (collectively, the “Modified Loan”) the principal terms of which are as follows: (1) the new maturity date is July 22, 2015 (the “Maturity Date”); (2) the conversion rights that had been held by NW Capital to convert the debt into our Series A Preferred was eliminated; (3) the new principal balance is $45,000,000; (4) interest accrues at 17% per annum payable by the Company on a quarterly basis; and (5) on October 24, 2014, and no later than every 90 days thereafter until the Maturity Date, the Company is required to make payments equal to the sum of: (x) $5,000,000 (which payment will be applied toward the then-outstanding principal and interest due on the Modified Loan); and (y) a fee of one percent (1)% of the then-outstanding principal balance of the Modified Loan. Under the Payoff Agreement, a total payment of $81.4 million was made to NW Capital (including the $45.0 million Modified Loan) to repay deferred interest, certain exit fee obligations, and principal reduction. The Company used approximately $13.8 million of its existing cash reserves to fund a portion of this refinancing and related costs. The restructure and partial refinance of the NW Capital loan are considered to be the first step in a two-step overall refinancing strategy, the primary objective of which is to reduce the Company’s current and future annual interest expense and related costs, in order to improve the Company’s overall liquidity.

See "Note 7 – Debt, Notes Payable, and Special Assessment Obligations” in the accompanying condensed consolidated financial statements for further information regarding notes payable activity.

Off-Balance Sheet Arrangements
As of June 30, 2014 and December 31, 2013, we did not have any off-balance sheet arrangements.
Liquidity and Capital Resources
We require liquidity and capital resources to acquire and originate our target assets, as well as for costs, expenses and general working capital needs, including maintenance, development costs and capital expenditures for our operating properties and non-operating REO assets, professional fees, general and administrative operating costs, loan enforcement costs, costs on borrowings, litigation settlement and related costs, debt service payments on borrowings, dividends or distributions to shareholders, and other costs and expenses. We expect our primary sources of liquidity over the next twelve months to consist of our current cash and restricted cash balances, revenues from operating properties, proceeds from borrowings, proceeds from the disposition of our existing loan and REO assets held for sale, and proceeds from the issuance of equity securities.

At June 30, 2014, we had cash and cash equivalents of $9.5 million and restricted cash and cash equivalents of $16.6 million, as well as loans held for sale totaling $12.6 million and REO held for sale of $63.9 million. These items, coupled with revenues generated from our operating properties, and proceeds from the issuance of equity securities, comprise our primary sources of liquidity and we believe they are sufficient to cover our liquidity needs over the next twelve months. However, there is no assurance that we will be successful in selling existing real estate assets in a timely manner or in obtaining additional financing, if needed, to sufficiently fund future operations or to implement our investment strategy. Further, each sale requires the approval of the holders of our convertible notes payable. Our failure to generate sustainable earning assets and successfully liquidate a sufficient number of our loans and real estate assets, including receiving approval from our lender of such liquidations, may have a material adverse effect on our business, results of operations and financial position.
Our requirements for and sources of liquidity and capital resources are described in more detail in our Annual Report on Form 10-K for the year ended December 31, 2013. There have been no material changes to our requirements for liquidity as of and for the six months ended June 30, 2014.
Cash Flows
Cash Used In Operating Activities
Cash used in operating activities was $11.3 million for the six months ended June 30, 2014 as compared to $10.0 million for the six months ended June 30, 2013. Cash flows from operating activities includes proceeds from the cash generated from operating property revenues, investment and other income, and mortgage income from our loan portfolio, offset by amounts paid for operating property expenses, property taxes and other operating costs for REO assets, professional fees, general and administrative expenses and other expenses, as well as interest on our notes payable.
Cash Provided By (Used in) Investing Activities
Net cash provided by investing activities was $42.9 million for the six months ended June 30, 2014 as compared to cash used in investing activities of $5.6 million for the six months ended June 30, 2013. Primary sources of cash from investing activities for 2014 included $39.8 million from sales of REO assets and $5.6 million from mortgage loan repayments, offset by $2.5 million in various investments in real estate properties owned. Net cash used in investing activities in 2013 was primarily due to a preferred equity investment made during the period totaling $15.0 million and $2.5 million of capitalized foreclosure costs related to the recovery of the Sedona assets, offset by $7.8 million in mortgage loan repayments and proceeds from asset sales and recoveries of $5.7 million.
Cash Provided by (Used in) Financing Activities
Net cash used in financing activities was $30.0 million for the six months ended June 30, 2014 as compared to cash provided by financing activities in $16.7 million for the six months ended June 30, 2013. During the six months ended June 30, 2014, we repaid notes payable totaling $17.5 million, and had an increase in restricted cash of $10.8 million and paid debt issuance costs of $0.7 million. During the six months ended June 30, 2013, we secured note proceeds totaling $10.2 million and had a decrease in restricted cash of $9.7 million, which was offset by debt issuance costs of $1.1 million, repayments of notes payable of $1.2 million and dividends paid of $0.8 million.
Critical Accounting Policies
Our critical accounting policies are disclosed in our previously filed Annual Report on Form 10-K for the fiscal year ended December 31, 2013.  As of June 30, 2014, there have been no significant changes in our critical accounting policies from December 31, 2013, except as disclosed in Note 2 of the unaudited condensed consolidated financial statements included in this Form 10-Q.
Recent Accounting Pronouncements
For information regarding recent accounting pronouncements that are applicable to us, see Note 2 to our unaudited condensed consolidated financial statements included with this Form 10-Q.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our quantitative and qualitative disclosures about market risk are disclosed in our previously filed Annual Report on Form 10-K for the year ended December 31, 2013.  As of June 30, 2014, there have been no significant changes in our market risks from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

Interest Rate Risk

Because our four performing loans are fixed rate loans and the remaining 63.1% of the principal balances of our loans are in non-accrual status as of June 30, 2014, changes in weighted average interest rates for our loan portfolio have little impact on interest income. As of December 31, 2013, 81.4% of the principal balance of our loans was in non-accrual status.
The following tables contain information about our mortgage loan principal and interest balances as of June 30, 2014, presented separately for fixed and variable rates and the calendar quarters in which such mortgage investments mature:

	Matured	Q3 2014	Q3 2015	Q3 2017	Q1 2020	Total
	(in thousands)
Loan Rates:
Variable	$17,560	—	$—	$—	$—	$17,560
Fixed	1,905	2,872	7,236	600	669	13,282
Principal and interest outstanding	$19,465	$2,872	$7,236	$600	$669	30,842
Less: Valuation Allowance						(18,208)
Net Carrying Value						$12,634

As of June 30, 2014, we had cash and cash equivalents totaling $9.5 million and restricted cash of $16.6 million (collectively, 11.6% of total assets), respectively, all of which were held in bank accounts or highly liquid money market accounts or short-term certificates of deposit. We have historically targeted between 3% and 5% of the principal balance of our outstanding portfolio loans to be held in such accounts as a working capital reserve. However, our actual deployment in the future may vary depending on a variety of factors, including the timing and amount of debt or capital raised and the timing and amount of investments made. We believe that these financial assets do not give rise to significant interest rate risk due to their short-term nature.

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

IMH's management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), assessed the effectiveness of IMH's internal control over financial reporting as of June 30, 2014, utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (1992). Based on the assessment by IMH's management, we determined that IMH's internal control over financial reporting was effective as of June 30, 2014.

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
The status of our legal proceedings is provided in Note 10 – “Commitments and Contingencies – Legal Matters” of the accompanying condensed consolidated financial statements and is incorporated herein by reference. There is no material outstanding litigation at June 30, 2014.

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

Issuer Purchases of Equity Securities

While the Company does not have a formal share repurchase program, it may repurchase its shares from time to time, depending on market conditions and other factors, through privately negotiated transactions.. The table below details the repurchases that were made during the three months ended June 30, 2014.

Period	Total number of shares (or units) purchased		Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value)of shares(or units) that may yet be purchased under the plans or programs
April 1-31, 2014	1,268,675	[1]	$8.02	—	—
May 1-31, 2014	—		—	—	—
June 1-30, 2014	—		—	—	—
Total	1,268,675		$8.02	—	—

1 As previously disclosed, under the terms of the class action settlement with our shareholders, in the first quarter of 2014, we offered to class members up to $20.0 million of 4% five-year subordinated unsecured notes to class members in exchange for up to approximately 2.5 million shares of our common stock at an exchange rate of one share per $8.02 in subordinated notes (“Exchange Offering”). We completed the acquisition of 1,268,675 shares of the Company's common stock in exchange for $10.2 million in notes under the Exchange Offering on April 28, 2014. The common stock acquired consisted of 307,749 shares of Class B-1 common, 306,553 shares of Class B-2 common, 551,726 shares of Class B-3 common and 102,647 shares of Class C common.

Item 3.	Defaults Upon Senior Securities.

Not applicable

Item 4.	Mine Safety Disclosures.

Not applicable

Item 5.	Other Information.

Not applicable

Item 6.	Exhibits
Exhibit

No.	Description

3.1	Certificate of Incorporation of IMH Financial Corporation (filed as Exhibit 3.2 to the Quarterly Report on Form 10-Q filed on August 23, 2010 and incorporated by reference).

3.1.1
Certificate of Correction of Certificate of Incorporation of IMH Financial Corporation (filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 and incorporated by reference).

3.1.2
Certificate of Designation for of Series B-1 Cumulative Convertible Preferred Stock and Series B-2 Cumulative Convertible Preferred Stock (filed as Exhibit 3.1 to Current Report on Form 8-K filed on July 29, 2014 and incorporated by reference)

3.2	Third Amended and Restated Bylaws of IMH Financial Corporation (filed as Exhibit 3.2 to Current Report on Form 8-K filed on July 29, 2014 and incorporated by reference)

10.13
Negotiated Payoff Agreement, effective April 3, 2014, between NWRA Ventures I, LLC and IMH
Financial Corporation (filed as Exhibit 10.13 to Current Report on Form 8-K/A filed on July 30, 2014 incorporated by reference)

10.14
Sixteenth Amendment to Negotiated Payoff Agreement, effective as of July 9, 2014, between NWRA Ventures I, LLC and IMH Financial Corporation (filed as Exhibit 10.14 to Current Report on Form 8-K/A filed on July 30, 2014 incorporated by reference)

10.15
Seventeenth Amendment to Negotiated Payoff Agreement, effective as of July 21, 2014, between NWRA Ventures I, LLC and IMH Financial Corporation (filed as Exhibit 10.15 to Current Report on Form 8-K/A filed on July 30, 2014 incorporated by reference)

10.16
Eighteenth Amendment to Negotiated Payoff Agreement, effective as of July 23, 2014, between NWRA Ventures I, LLC and IMH Financial Corporation (filed as Exhibit 10.16 to Current Report on Form 8-K/A filed on July 30, 2014 incorporated by reference)

10.2	Former CEO Separation Agreement, dated July 24, 2014 (filed as Exhibit 10.12 on Current Report on Form 8-K/A on on August 1, 2014 incorporated herein by reference)

31.1	Certification of Chief Executive Officer of IMH Financial Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer of IMH Financial Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and the Chief Financial Officer of IMH Financial Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	August 14, 2014	IMH FINANCIAL CORPORATION

		By:	/s/ Steven T. Darak
Steven T. Darak
Chief Financial Officer

KNOW ALL MEN BY THESE PRESENTS, that Lawrence D. Bain, whose signature appears below constitutes and appoints Steven Darak his true and lawful attorney-in-fact and agent, for such person in any and all capacities, to sign any amendments to this report and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or substitute or substitutes, may do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Lawrence D. Bain	Chief Executive Officer and Chairman of the Board	August 14, 2014
Lawrence D. Bain	(Principal Executive Officer)

/s/ Steven T. Darak	Chief Financial Officer (Principal Financial Officer	August 14, 2014
Steven T. Darak	and Principal Accounting Officer)