Form 10-Q
period 2014-09-30
IMH Financial Corp
filed 2014-11-14
CIK 1397403

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)
[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2014
or
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

The registrant had 50,000 shares of Common Stock, 3,491,758 shares of Class B-1 Common Stock, 3,492,954 shares of Class B-2 Common Stock, 7,159,759 shares of Class B-3 Common Stock, 313,790 shares of Class B-4 Common Stock, 735,801 shares of Class C Common Stock, 5,595,148 shares of Series B-1 Preferred Stock and 2,604,852 shares of Series B-2 Preferred Stock, all of which were collectively convertible into 23,444,062 outstanding common shares as of November 13, 2014.

IMH FINANCIAL CORPORATION
QUARTERLY REPORT ON FORM 10-Q

2

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.
IMH FINANCIAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30, 2014	December 31, 2013
ASSETS	(Unaudited)
Cash and Cash Equivalents	$3,000	$7,875
Restricted Cash and Cash Equivalents	10,020	5,777
Mortgage Loans Held for Sale, Net	13,189	12,541
Real Estate Acquired through Foreclosure Held for Sale	74,950	86,562
Real Estate Acquired through Foreclosure Held for Development	7,603	12,262
Operating Properties Acquired through Foreclosure	83,783	103,683
Deferred Financing Costs, Net	—	3,733
Other Receivables	2,980	983
Other Assets	3,251	3,159
Property and Equipment, Net	695	826
Total Assets	$199,471	$237,401

LIABILITIES
Accounts Payable and Accrued Expenses	$6,519	$8,400
Accrued Property Taxes	1,088	1,084
Dividends Payable	399	—
Accrued Interest Payable	1,773	2,974
Tenant Deposits and Funds Held for Others	354	1,016
Convertible Notes Payable and Deferred Interest, Net of Discount	—	54,975
Notes Payable, Net of Discount	81,186	46,043
Capital Lease Obligation	1,210	1,251
Special Assessment Obligations	5,057	5,339
Exit Fee Payable	—	10,448
Total Liabilities	97,586	131,530

Commitments and Contingent Liabilities

Redeemable Convertible Preferred Stock, $.01 par value; 100,000,000 shares authorized; 8,200,000 outstanding; liquidation preference of $39,570 and $0 at September 30, 2014 and December 31, 2013, respectively	26,780	—
Fair Value of Puttable Shares Pursuant to Legal Settlement	—	4,871

STOCKHOLDERS' EQUITY
Common stock, $.01 par value; 200,000,000 shares authorized; 16,873,880 shares issued at September 30, 2014 and December 31, 2013; 15,244,062 and 16,832,221 shares outstanding at September 30, 2014 and December 31, 2013, respectively	169	169
Less: Treasury stock, 1,629,818 and 41,659 shares at September 30, 2014 and December 31, 2013, respectively	(5,948)	(172)
Paid-in Capital	727,130	720,150
Accumulated Deficit	(646,246)	(619,147)
Total Stockholders' Equity	75,105	101,000

Total Liabilities and Stockholders' Equity	$199,471	$237,401

The accompanying notes are an integral part of these condensed consolidated financial statements

IMH FINANCIAL CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

REVENUE:
Operating Property Revenue	$6,351	$5,660	$20,077	$11,065
Investment and Other Income	324	866	1,213	2,030
Mortgage Loan Income, Net	1,321	201	2,191	585
Total Revenue	7,996	6,727	23,481	13,680

OPERATING EXPENSES:
Operating Property Direct Expenses (exclusive of Interest and Depreciation)	5,572	4,904	16,815	9,402
Expenses for Non-Operating Real Estate Owned	481	410	1,627	1,336
Professional Fees	890	1,992	6,251	5,478
General and Administrative Expenses	3,582	1,485	6,739	4,201
Interest Expense	3,454	5,224	13,043	13,913
Debt Termination Charge	21,658	—	21,658	—
Depreciation and Amortization Expense	797	987	2,798	2,062
Settlement and Related Costs	—	840	—	1,962
Total Operating Expenses	36,434	15,842	68,931	38,354

RECOVERY OF CREDIT LOSSES AND GAIN ON DISPOSAL OF ASSETS:
Gain on Disposal of Assets	(5,630)	(252)	(17,630)	(953)
Recovery of Credit Losses	(172)	(679)	(721)	(8,250)
Total Recovery of Credit Losses and Gain on Disposal of Assets	(5,802)	(931)	(18,351)	(9,203)

Total Costs and Expenses	30,632	14,911	50,580	29,151

Loss before Income Taxes	(22,636)	(8,184)	(27,099)	(15,471)

Provision for Income Taxes	—	—	—	—

NET LOSS	(22,636)	(8,184)	(27,099)	(15,471)

Cash Dividend on Redeemable Convertible Preferred Stock	(399)	—	(399)	—
Deemed Dividend on Redeemable Convertible Preferred Stock	(400)	—	(400)	—

Net Loss Attributable to Common Shareholders	$(23,435)	$(8,184)	$(27,898)	$(15,471)

Basic and diluted loss per common share
Net Loss per Common Share	$(1.53)	$(0.49)	$(1.74)	$(0.92)
Weighted Average Common Shares Outstanding	15,323,933	16,873,880	16,026,515	16,873,880

The accompanying notes are an integral part of these condensed consolidated financial statements

IMH FINANCIAL CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Nine Months Ended September 30, 2014
(In thousands, except share data)

	Common Stock		Treasury Stock			Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Paid-in Capital
Balances at December 31, 2013	16,873,880	$169	41,659	$(172)	$720,150	$(619,147)	$101,000
Net Loss	—	—	—	—	—	(27,099)	(27,099)
Dividends Declared on Redeemable Convertible Preferred Stock	—	—	—	—	(399)	—	(399)
Deemed Dividend on Redeemable Convertible Preferred Stock	—	—	—	—	(400)	—	(400)
Stock-Based Compensation	—	—	—	—	2,908	—	2,908
Treasury Stock	—	—	1,588,159	(5,776)	—	—	(5,776)
Reclassification of Fair Value of Puttable Shares Pursuant to Legal Settlement	—	—	—	—	4,871	—	4,871
Balances at September 30, 2014	16,873,880	$169	1,629,818	$(5,948)	$727,130	$(646,246)	$75,105

The accompanying notes are an integral part of these condensed consolidated financial statements

IMH FINANCIAL CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended September 30,
	2014	2013

CASH FLOWS - OPERATING ACTIVITIES
Net Loss	$(27,099)	$(15,471)
Adjustments to reconcile net loss to net cash used in operating activities:
Debt Termination Charge	21,658	—
Non-cash Provision (Recovery of) Credit Losses	—	(6,975)
Stock-Based Compensation and Option Amortization	578	434
Gain on Disposal of Assets	(17,630)	(953)
Amortization of Deferred Financing Costs	881	1,607
Depreciation and Amortization Expense	2,798	2,062
Investment Discount Amortization	—	(669)
Accretion of Mortgage Income	(1,689)	—
Accretion of Discount on Notes Payable	1,425	1,521
Increase (decrease) in cash resulting from changes in:
Accrued Interest Receivable	110	275
Other Receivables	(1,997)	(356)
Other Assets	595	(111)
Accrued Property Taxes	4	350
Accounts Payable and Accrued Expenses	510	1,342
Accrued Interest Payable	2,274	3,065
Tenant Deposits and Funds Held for Others	(662)	11
Total adjustments, net	8,855	1,603
Net cash used in operating activities	(18,244)	(13,868)

CASH FLOWS - INVESTING ACTIVITIES
Proceeds from Sale/Recovery of Real Estate Owned	51,001	6,499
Purchases of Property and Equipment	(23)	(246)
Issuance of Other Notes Receivables	(2,100)	—
Mortgage Loan Fundings and Protective Advances	(27)	(473)
Mortgage Loan Repayments	5,681	8,617
Collection of Other Notes Receivables	2,100	—
Preferred Equity Investment	—	(15,000)
Investment in Real Estate Owned	(4,678)	(1,643)
Capitalized Foreclosure Acquisition Costs	—	(2,473)
Net cash provided by (used in) investing activities	51,954	(4,719)

CASH FLOWS - FINANCING ACTIVITIES
Proceeds from Issuance of Preferred Equity	18,580	—
Proceeds from Notes Payable	—	10,150
Proceeds from Convertible Notes Payable	71	—
Repayment of Convertible Debt	(28,295)	—
Debt Termination Costs	(1,802)	—
Debt Issuance Costs Paid	—	(1,073)

	Nine Months Ended September 30,
	2014	2013

(Increase) Decrease in Restricted Cash	(4,243)	10,195
Repayments of Notes Payable	(19,001)	(1,251)
Purchase of Notes Payable	(1,289)	—
Repayments of Capital Leases	(41)	(45)
Dividends Paid	—	(800)
Purchase of Treasury Stock	(2,565)	—
Net cash provided by (used in) financing activities	(38,585)	17,176

NET DECREASE IN CASH AND CASH EQUIVALENTS	(4,875)	(1,411)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	7,875	3,084

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,000	$1,673

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$5,543	$12,757
Real Estate Acquired Through Foreclosure or Deed in Lieu of Foreclosure	$521	$91,380
Reclassification of Convertible Debt to Notes Payable	$45,000	$—
Deferred Interest added to Notes Payable Principal	$1,923	$2,205
Seller Financing provided for Asset Sales	$8,400	$1,085
Accounts Payable and Accrued Liabilities Assumed in Foreclosure	$—	$3,382
Capital Lease Obligation Assumed in Foreclosure	$—	$1,279
Note Payable Assumed in Foreclosure	$—	$24,712
Reclassification of Paid in Capital to Fair Value of Puttable Shares Pursuant to Legal Settlement	$4,871	$—
Debt Assumed for Asset Acquisitions	$7,875	$—
Non-cash Issuance of Exchange Offering Debt	$6,389	$—
Assets Acquired in Satisfaction of Loan Principal	$4,020	$—
Assets Surrendered to Satisfy Debt Obligations	$4,838	$—
Notes Payable and Other Liabilities Relieved through Asset Surrender	$8,119	$—
Conversion of Convertible Debt to Series B Preferred Stock	$7,800	$—
Deemed Dividend on Redeemable Convertible Preferred Stock	$400	$—

The accompanying notes are an integral part of these condensed consolidated financial statements

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

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

During 2013 and 2012, we acquired certain operating properties through deed-in-lieu of foreclosure which have contributed significantly to our operating revenues and expenses during these periods and thereafter. As described more fully in note 4, at September 30, 2014, our operating properties consist of two operating hotels located in Sedona, Arizona, a golf course operation located in Bullhead City, Arizona and, prior to entering into a sales agreement for the property in the third quarter of 2014, a commercial office building located in Stafford, Texas. Due to our limited lending activities since 2008, these operating properties currently contribute the majority of our revenue.

Basis of Presentation

The accompanying unaudited, condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for a complete set of financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the results for the periods presented have been made. Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2014. These condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended December 31, 2013.

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

Liquidity

As of September 30, 2014, our accumulated deficit aggregated $646.2 million primarily as a result of previous provisions for credit losses recorded relating to the decrease in the fair value of the collateral securing our loan portfolio and impairment charges relating to the value of real estate owned ("REO") assets acquired primarily through foreclosure, as well as on-going net operating losses in recent periods resulting from the lack of income-producing assets and the high cost of our debt financing. Beginning in 2008, we experienced significant defaults and foreclosures in our mortgage loan portfolio due primarily to the erosion of the U.S. and global real estate and credit markets during those periods. As a result, since that time we have been focused on enforcing our

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

NOTE 1 – BUSINESS, BASIS OF PRESENTATION AND LIQUIDITY - continued

rights under our loan documents, working to repossess the collateral properties underlying those loans, and pursuing recovery from guarantors under such loans.

Our liquidity plan has included obtaining additional financing, selling whole loans or participating interests in loans, and selling the majority of our legacy real estate assets. As more fully described in note 7, in June 2011, we entered into and closed funding of a $50.0 million senior secured convertible loan with NWRA Ventures I, LLC (“NW Capital”). In addition, during the year ended December 31, 2013, we secured an additional $10.0 million in financing secured by certain REO assets. These financings, along with proceeds from asset sales, have been our primary sources of working capital. During the nine months ended September 30, 2014, we repaid the $10.0 million note payable primarily using proceeds from asset sales. In addition, during the nine months ended September 30, 2014, we entered into a series of transactions to, among other things, restructure and partially refinance the NW Capital senior loan which will also allow for the prepayment of the total loan balance. The restructure and partial refinance of the NW Capital loan are considered to be the first step in a two-step overall refinancing strategy, the primary objective of which is to reduce the Company’s current and future annual interest expense and related costs, in order to improve the Company’s overall liquidity. Management continues to seek to secure replacement financing to refinance the remaining outstanding balance of the NW Capital loan and other Company indebtedness.

As of September 30, 2014, our entire loan portfolio with an aggregate carrying value of $13.2 million is held for sale. In addition, as of September 30, 2014, real estate owned (“REO”) projects with a carrying value totaling $75.0 million were being actively marketed for sale. During the nine months ended September 30, 2014, we sold certain loans and REO assets and collected other recoveries generating approximately $51.0 million in cash, net of the amounts financed by us. We also received $5.7 million in mortgage loan paydowns during the nine months ended September 30, 2014.

In connection with the NW Capital loan, we entered into a cash management agreement with the lender under which the amount of discretionary funds available to us is limited to the following 90 days of budgeted operating cash, which is funded on a monthly basis, subject to NW Capital approval and release. The balance of all remaining cash (including the balance of loan proceeds and any and all proceeds received from operations, loan payments, asset sales or other cash generating events) is collected and maintained in a trust account as collateral under the loan for the benefit of NW Capital (the "Collateral Account"). Subsequent to September 30, 2014, we secured a construction loan in the amount of $24.0 million in connection with the development of a multi-family project, which will require a minimum liquidity balance of $7.5 million upon the first draw of the construction loan (expected to occur in the first quarter of 2015). At September 30, 2014, we had cash and cash equivalents of $3.0 million and restricted cash in the Collateral Account of $10.0 million.

While we have been successful in securing financing through September 30, 2014 to provide adequate funding for working capital purposes and have generated liquidity through asset sales and mortgage receivable collections, there is no assurance that we will be successful in selling our remaining loan and REO assets in a timely manner or in obtaining additional or replacement financing, if needed, to sufficiently fund future operations, repay existing debt or to implement our investment strategy. Any sale of a loan or REO asset requires prior approval of NW Capital. Our failure to generate sustainable earning assets, and successfully liquidate a sufficient number of our loans and REO assets, including receiving approval, if required, from our lender of such liquidations, may have a material adverse effect on our business, results of operations and financial position.

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES

Reclassifications
Certain 2013 amounts have been reclassified to conform to the 2014 financial statement presentation. During 2013, the Company completed a conversion to a new accounting system which provides more detailed reporting and greater visibility. As a result of this conversion, we identified various changes in the classifications of certain previously reported income statement amounts and segment information. While these changes had no impact on net loss or basic and diluted net loss per share, there were certain significant reclassifications in the consolidated statement of operations which are summarized below:

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

The effects of these reclassifications are presented in the table below:

	Three Months Ended September 30, 2013
Reclassifications - Statement of Operations - 2013	As Previously Reported	Reclassification Adjustment	As Reclassified
Rental Income	$394	$(394)	$—
Hospitality and Entertainment Income	5,266	(5,266)	—
Operating Property Revenue	—	5,660	5,660
Operating Property Direct Expenses (exclusive of Interest and Depreciation)	4,575	329	4,904
Property Taxes for REO	284	(284)	—
Other Operating Expenses for REO	259	(259)	—
Expenses for Non-Operating Real Estate Owned	—	410	410
Professional Fees	2,173	(181)	1,992
General and Administrative Expenses	1,500	(15)	1,485

	Nine Months Ended September 30, 2013
Reclassifications - Statement of Operations - 2013	As Previously Reported	Reclassification Adjustment	As Reclassified
Rental Income	$1,205	$(1,205)	$—
Hospitality and Entertainment Income	9,860	(9,860)	—
Operating Property Revenue	—	11,065	11,065
Operating Property Direct Expenses (exclusive of Interest and Depreciation)	8,570	832	9,402
Property Taxes for REO	998	(998)	—
Other Operating Expenses for REO	647	(647)	—
Expenses for Non-Operating Real Estate Owned	—	1,336	1,336
Professional Fees	5,968	(490)	5,478
General and Administrative Expenses	4,234	(33)	4,201

Restatement of Previously Issued Consolidated Financial Statements

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES – continued

Segment Information
As a result of the accounting system conversion described above, we identified misstatements in the classifications of certain previously reported segment information. For income statement items, the adjustments primarily related to the allocation of certain professional fees, interest and general and administrative costs into the proper segments. We have adjusted our segment disclosures for the three and nine months ended September 30, 2013 to reflect the proper comparative amounts in each segment as shown in the table below.
Assessment of Restatements

These corrections had no impact on net loss or basic and diluted loss per share for the period ended September 30, 2013. The Company has assessed these misstatements in financial statement presentation and has determined that, on both a qualitative and quantitative basis, the adjustments are immaterial, both individually and in the aggregate, to the consolidated financial statements, and thus, the Company did not and will not amend any of its prior quarterly and annual reports on Form 10-Q and 10-K, and it has adjusted its presentation on a prospective basis. In order to provide consistency in the Company's financial reporting, the September 30, 2013 segment information presented herein has been restated to appropriately reflect the corrections described above. The following tables summarizes the effects of these corrections and reclassifications on the previously filed consolidated financial statements for the three and nine months ended September 30, 2013, which was restated for comparative purposes only (in thousands):

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES – continued

	Three Months Ended September 30, 2013
	As Previously Reported	Restatement Adjustment	Reclassification Adjustment	As Restated
Segment Information - Income Statement Items
Expenses
Expenses Mortgage and REO - Legacy Portfolio and Other Operations	$—	$(1)	$1	$—
Mortgage and REO - Legacy Portfolio and Other Operations - Operating Property Direct Expense	1,098	—	(1,098)	—
Mortgage and REO - Legacy Portfolio and Other Operations - Expenses for Non-Operating REO	—	—	408	408
Mortgage and REO - Legacy Portfolio and Other Operations - Professional Fees	—	—	934	934
Mortgage and REO - Legacy Portfolio and Other Operations - General and Administrative	—	—	6	6
Mortgage and REO - Legacy Portfolio and Other Operations - Interest	423	—	—	423
Mortgage and REO - Legacy Portfolio and Other Operations - Loss on Disposal of Assets	—	—	(252)	(252)
Mortgage and REO - Legacy Portfolio and Other Operations - Settlement and Related	—	—	1	1
Mortgage and REO - Legacy Portfolio and Other Operations - Credit Loss Recoveries	(676)	—	—	(676)
Total Expenses Mortgage and REO - Legacy Portfolio and Other Operations	845	(1)	—	844

Expenses Commercial Real Estate Leasing Operations	—	(1)	1	—
Commercial Real Estate Leasing Operations - Operating Property Direct Expense	702	—	(337)	365
Commercial Real Estate Leasing Operations - Interest	527	—	—	527
Commercial Real Estate Leasing Operations - Depreciation and Amortization	—	—	336	336
Commercial Real Estate Leasing Operations - Credit Loss Recoveries	(3)	—	—	(3)
Total Expenses Commercial Real Estate Leasing Operations	1,226	(1)	—	1,225

Expenses Hospitality and Entertainment Operations	—	2	(2)	—
Hospitality and Entertainment Operations - Operating Property Direct Expense	5,131	—	(592)	4,539
Hospitality and Entertainment Operations - Interest	846	—	—	846
Hospitality and Entertainment Operations - Depreciation and Amortization	—	—	594	594
Total Expenses Hospitality and Entertainment Operations	5,977	2	—	5,979

Expenses Corporate and Other	—	—	—	—
Corporate and Other - Operating Property Direct Expense	3,435	—	(3,435)	—
Corporate and Other - Expenses for Non-Operating REO	—	—	2	2
Corporate and Other - Professional Fees	—	—	1,058	1,058
Corporate and Other - General and Administrative	—	—	1,479	1,479
Corporate and Other - Interest	3,428	—	—	3,428
Corporate and Other - Depreciation and Amortization	—	—	57	57
Corporate and Other - Settlement and related	—	—	839	839
Total Expenses Corporate and Other	$6,863	$—	$—	$6,863

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES – continued

	Nine Months Ended September 30, 2013
	As Previously Reported	Restatement Adjustment	Reclassification Adjustment	As Restated
Segment Information - Income Statement Items
Expenses
Expenses Mortgage and REO - Legacy Portfolio and Other Operations	$—	$(18)	$18	$—
Mortgage and REO - Legacy Portfolio and Other Operations - Operating Property Direct Expense	2,729	—	(2,729)	—
Mortgage and REO - Legacy Portfolio and Other Operations - Expenses for Non-Operating REO	—	—	1,328	1,328
Mortgage and REO - Legacy Portfolio and Other Operations - Professional Fees	—	—	2,305	2,305
Mortgage and REO - Legacy Portfolio and Other Operations - General and Administrative	—	—	27	27
Mortgage and REO - Legacy Portfolio and Other Operations - Interest	1,359	—	—	1,359
Mortgage and REO - Legacy Portfolio and Other Operations - Loss on Disposal of Assets	—	—	(957)	(957)
Mortgage and REO - Legacy Portfolio and Other Operations - Settlement and Related	—	—	8	8
Mortgage and REO - Legacy Portfolio and Other Operations - Credit Loss Recoveries	(8,242)	—	—	(8,242)
Total Expenses Mortgage and REO - Legacy Portfolio and Other Operations	(4,154)	(18)	—	(4,172)

Expenses Commercial Real Estate Leasing Operations	—	—	—	—
Commercial Real Estate Leasing Operations - Operating Property Direct Expense	2,080	—	(997)	1,083
Commercial Real Estate Leasing Operations - Interest	1,275	—	—	1,275
Commercial Real Estate Leasing Operations - Depreciation and Amortization	—	—	997	997
Commercial Real Estate Leasing Operations - Credit Loss Recoveries	(8)	—	—	(8)
Total Expenses Commercial Real Estate Leasing Operations	3,347	—	—	3,347

Expenses Hospitality and Entertainment Operations	—	17	(17)	—
Hospitality and Entertainment Operations - Operating Property Direct Expense	9,212	—	(893)	8,319
Hospitality and Entertainment Operations - Interest	1,256	—	—	1,256
Hospitality and Entertainment Operations - Depreciation and Amortization	—	—	910	910
Total Expenses Hospitality and Entertainment Operations	10,468	17	—	10,485

Expenses Corporate and Other	—	1	(1)	—
Corporate and Other - Operating Property Direct Expense	9,467	—	(9,467)	—
Corporate and Other - Expenses for Non-Operating REO	—	—	8	8
Corporate and Other - Professional Fees	—	—	3,173	3,173
Corporate and Other - General and Administrative	—	—	4,174	4,174
Corporate and Other - Interest	10,023	—	—	10,023
Corporate and Other - Depreciation and Amortization	—	—	155	155
Corporate and Other - Loss on disposal of Assets	—	—	4	4
Corporate and Other - Settlement and related	—	—	1,954	1,954
Total Expenses Corporate and Other	$19,490	$1	$—	$19,491

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
SEPTEMBER 30, 2014

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES – continued

Restricted Cash

At September 30, 2014 and December 31, 2013, restricted cash and cash equivalents totaled $10.0 million and $5.8 million, respectively. Restricted cash includes cash items that are legally or contractually restricted as to usage or withdrawal, which include amounts relating to: a) the Collateral Account established pursuant to the terms of NW Capital loan. While the funds in the Collateral Account are not restricted for a specified purpose and are expected to be used to fund on-going operations, capital purchases and investments, the Company's use of funds in that account is subject to NW Capital approval; b) as described in note 7, under the terms of our loan agreement with Canpartners Realty Holding Company IV LLC ("Canpartners"), we were required to maintain a minimum $5.0 million balance of cash and cash equivalents at all times during the term of the loan, which included balances in the Collateral Account, as well as other reserve accounts required under the Canpartners' loan agreement; and c) amounts maintained in escrow accounts for contractually specified purposes. During the nine months ended September 30, 2014, we repaid the CanPartners loan in full thereby removing the restriction specified in b) above. However, as described in note 11, subsequent to September 30, 2014, we secured a construction loan in the amount of $24.0 million in connection with the development of a multi-family project, which will require a minimum liquidity balance of $7.5 million upon the first draw of the construction loan (expected to occur in the first quarter of 2015).

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

In April 2014, the FASB issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Components of an Entity, which changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. The guidance applies prospectively to new disposals and new classifications of disposal groups as held for sale after the effective date. The standard is required to be adopted by public business entities in annual periods beginning on

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES – continued

or after December 15, 2014, and interim periods within those annual periods. We adopted this standard during the period ended September 30, 2014, which did not have a material impact on the Company’s financial statements.

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

In June 2014, the FASB issued ASU No. 2014-12, Compensation - Stock Compensation (Topic 718):  Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. ASU 2014-12 requires an entity to treat performance targets that can be met after the requisite service period of a share-based award has ended, as a performance condition that affects vesting. The ASU is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2015. The Company does not expect the adoption of this update to have a material impact on the Company's operating results or financial position.
In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,. ASU 2014-15 introduces an explicit requirement for management to assess and provide certain disclosures if there is substantial doubt about an entity’s ability to continue as a going concern. ASU 2014-15 is effective for the annual period ending after December 15, 2016. The Company does not expect the adoption of ASU 2014-15 to have a material impact on the Company's operating results or financial position.

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

NOTE 3 — MORTGAGE INVESTMENTS, LOAN PARTICIPATIONS AND LOAN SALES

Lending Activities

Given the non-performing status of the majority of our loan portfolio and the suspension of significant lending activities, there has been limited loan activity during the nine months ended September 30, 2014. Except for the origination of two loans in the aggregate principal amount of $8.4 million in connection with the financing of a portion of the sale of certain REO assets during 2014, no new loans were originated during the nine months ended September 30, 2014. We originated one loan during the nine months ended September 30, 2013 in the principal amount of $1.1 million in connection with the partial financing of the sale of an REO asset. During the nine months ended September 30, 2014, we received mortgage loan principal payoffs totaling $5.7 million for two of our performing loans.

A roll-forward of loan activity for the nine months ended September 30, 2014 is as follows (in thousands):

	Principal Outstanding	Interest Receivable	Valuation Allowance	Carrying Value
Balances at December 31, 2013	$30,222	$527	$(18,208)	$12,541
Additions:
Principal fundings - cash	27	—	—	27
Principal fundings - asset sale financing	8,400	—	—	8,400
Mortgage loans acquired in modification	864		—	864
Accrued interest revenue	1,689	226	—	1,915
Reductions:
Principal and interest repayments	(5,681)	(336)	—	(6,017)
Assets acquired in satisfaction of loan balance	(4,020)	—	—	(4,020)
Foreclosures/transfers to Real Estate Owned	(4,917)	(53)	4,449	(521)
Balances at September 30, 2014	$26,584	$364	$(13,759)	$13,189

During the nine months ended September 30, 2014, we modified one loan under the terms of a court-approved order in which the Company accepted, in lieu of cash payment, certain assets with an aggregate estimated fair value of $4.0 million, and established the remaining loan balance principal at $4.0 million. As a result of the modification, (a) the aggregate balance of the assets received and the newly established loan balance exceeded the carrying value of the loan at the time of modification, (b) the interest rate on the loan was increased from 12.0% to 16.25%, and (c) the Company received additional collateral to further secure the remaining loan balance. The modification is deemed to be a "troubled debt restructuring" primarily because the total amount to be collected was below the contractual amount otherwise due under the loan when considering default interest due under the original loan terms (none of which was previously recorded by the Company). The failure to collect the full amount of default interest was deemed to be a concession under applicable accounting guidance. As a result, the fair value of the assets received was treated as a reduction to the recorded investment in the loan and the carrying value was recorded at the remaining net balance of $2.9 million (rather than the contractual balance of $4.0 million). The difference between the remaining net balance and the contractual amount due upon maturity was amortized as an adjustment to yield (i.e., interest income) over the remaining term of the loan which matured on September 30, 2014. Subsequent to September 30, 2014, the borrower defaulted on the loan and the Company commenced enforcement action against the borrower.
As of September 30, 2014, we had eight loans outstanding with an average principal and interest balance of $3.3 million, as compared to $4.4 million for our seven loans at December 31, 2013. Of our eight outstanding loans at September 30, 2014, we had two performing loans with an average outstanding principal and interest balance of $4.2 million and a weighted average interest rate of 7.0%. Of our seven outstanding loans at December 31, 2013, we had two performing loans with an average outstanding principal and interest balance of $2.9 million and a weighted average interest rate of 12.5%. As of September 30, 2014 and December 31, 2013, the valuation allowance represented 51.1% and 59.2%, respectively, of the total outstanding loan principal and interest balances.
 Scheduled Loan Maturities

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

NOTE 3 — MORTGAGE INVESTMENTS, LOAN PARTICIPATIONS AND LOAN SALES – continued

The outstanding principal and interest balance of mortgage investments, net of the valuation allowance, as of September 30, 2014, have scheduled maturity dates within the next several quarters as follows:

September 30, 2014
(in thousands, except percentage and unit data)
Quarter	Outstanding Balance	Percent	#
Matured	$18,585	69.0%	6
Q3 2015	7,249	26.9%	1
Q1 2017	600	2.2%	—
Q1 2020	514	1.9%	1
Total Principal and Interest	26,948	100.0%	8
Less: Valuation Allowance	(13,759)
Net Carrying Value	$13,189

From time to time, we may extend a mortgage loan’s maturity date in the normal course of business. In this regard, we have modified certain loans, extending maturity dates in some cases to two or more years, and it is likely we will modify additional loans in the future in an effort to preserve our collateral. Accordingly, repayment dates of the loans may vary from their currently scheduled maturity date. If the maturity date of a loan is not extended, we classify and report the loan as matured and in default.

Given the non-performing status of the majority of the loan portfolio, we do not expect the payoffs to materialize for our legacy loans, particularly for loans past their respective maturity date. We may find it necessary to foreclose, modify, extend, make protective advances or sell such loans in order to protect our collateral, maximize our return or generate additional liquidity.

Summary of Loans in Default

We continue to experience loan defaults due to, among other reasons, loan balances that exceed the value of the underlying collateral and the absence of takeout financing in the marketplace. A summary and roll-forward of activity of loans in default for the nine months ended September 30, 2014 is as follows (dollars in thousands):

	Principal Outstanding	Interest Receivable	Valuation Allowance	Carrying Value	# of Loans
Balances at December 31, 2013	$24,636	$401	$(18,208)	$6,829	5

Additions:
Additional loan fundings	27	—	—	27	—
Mortgage loans acquired in modification	864	—	—	864	2
Accrued interest revenue	1,689	—	—	1,689	—

Reductions :
Principal repayments	(4)	(37)	—	(41)	—
Assets acquired in satisfaction of loan balance	(4,020)	—	—	(4,020)	—
Loans removed from default - foreclosure	(4,917)	(53)	4,449	(521)	(1)

Balances at September 30, 2014	$18,275	$311	$(13,759)	$4,827	6

Of the five loans that were in default at December 31, 2013, four remained in default status as of September 30, 2014, one was removed upon foreclosure and transferred to REO. During the nine months ended September 30, 2014, two loans assigned to us in connection with the modification described above were added to loans in default.

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

NOTE 3 — MORTGAGE INVESTMENTS, LOAN PARTICIPATIONS AND LOAN SALES – continued

During the nine months ended September 30, 2014, we completed foreclosure on one loan asset and transferred the underlying collateral to REO held for sale. We are exercising enforcement action which could lead to foreclosure or other disposition with respect to the remaining loans in default. However, the completion and/or timing of foreclosure on the remaining loans is dependent on several factors, including applicable states statutes, potential bankruptcy filings by the borrowers, and our ability to negotiate a deed-in-lieu of foreclosure.

At September 30, 2014, all loans in default were also in non-accrual status. In addition, as of September 30, 2014 and December 31, 2013, interest receivable recorded on such loans prior to being placed in non-accrual status totaled $0.3 million and $0.4 million for each period, respectively, and is included in mortgage loans held for sale on the accompanying condensed consolidated balance sheet.
As described above, prior to its default, the Company had one loan modification during the nine months ended September 30, 2014 and amortized the difference between the net loan balance and the contractual amount due upon maturity as an adjustment to yield (i.e., interest income) over the remaining term of the loan which matured on September 30, 2014. No interest income was recognized on any other non-accrual loans on a cash or accrual basis during the periods ended September 30, 2014 or 2013. Borrower concentrations, geographic concentrations of our loan portfolio, related loan classifications and end-user categories have not materially changed since December 31, 2013.

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

NOTE 4 — OPERATING PROPERTIES AND REAL ESTATE HELD FOR DEVELOPMENT OR SALE

Operating properties and REO assets consist primarily of properties acquired as a result of foreclosure or purchase and were initially recorded at the lower of cost or fair value, less estimated costs to sell the property. Our fair value assessment procedures are more fully described in note 6. At September 30, 2014, we held total operating properties and REO assets of $166.3 million, of which $7.6 million were held for development, $75.0 million were held for sale, and $83.8 million were held as operating properties. At December 31, 2013, we held total operating properties and REO assets of $202.5 million, of which $12.3 million were held for development, $86.6 million were held for sale, and $103.7 million were held as operating properties. A roll-forward of REO activity from December 31, 2013 to September 30, 2014 is as follows (dollars in thousands):

	Operating Properties	# of Projects	Held for Development	# of Projects	Held for Sale	# of Projects	Total Net Carrying Value

Balances at December 31, 2013	$103,683	4	$12,262	7	$86,562	31	$202,507

Additions:
Net principal carrying value of loans foreclosed	—	—	—	—	521	1	521
Capital costs/ additions	481	—	672	—	11,515	2	12,668
REO acquired in satisfaction of loan	—	—	—	—	3,290	4	3,290

Reductions :
Cost of properties sold	—	—	(44)		(45,124)	(13)	(45,168)
Assets Surrendered in Trustee Sale	—	—	(4,838)	(1)	—	—	(4,838)
Depreciation and amortization	(2,644)	—	—	—	—	—	(2,644)
Transfers, net	(17,737)	(1)	(449)	(3)	18,186	4	—
Balances at September 30, 2014	$83,783	3	$7,603	3	$74,950	29	$166,336

Operating properties includes depreciable building and improvements, furniture, fixtures and equipment, and tenant improvements with balances totaling $41.8 million, net of accumulated depreciation and amortization of $3.5 million. In addition, REO held for sale includes certain balances of previously depreciable building and improvements, furniture, fixtures and equipment, and tenant improvements with balances totaling $15.8 million, net of accumulated depreciation and amortization of $6.8 million, which was recorded prior to such assets being classified as held for sale.

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

During the nine months ended September 30, 2014, we executed a series of transactions to acquire through purchase certain residential land in a master planned community that was located contiguous to other parcels previously acquired by the Company through foreclosure. The combined cost basis of the newly acquired parcels totaled $9.4 million. Shortly after the purchase of these assets, we sold the entire aggregation of the five new and previously owned parcels to a homebuilder for a net sales price of $19.0 million and realized a net gain of $5.6 million. In addition, during the nine months ended September 30, 2014, we sold twelve other REO assets (or portions thereof) for $40.4 million (net of selling costs), of which we financed $8.4 million, resulting in a net gain of $8.7 million. Also, as described in note 7, during nine months ended September 30, 2014, we surrendered certain REO assets with a carrying value of 4.8 million in satisfaction of related liabilities totaling $8.1 million, resulting in a gain on disposal of $3.3 million. In total, during the three months ended September 30, 2014, we sold or otherwise disposed of four REO assets (or portions thereof) for $11.3 million (net of selling costs) and an $8.1 million debt reduction, resulting in a total net gain of $5.6 million. During the nine months ended September 30, 2013, we sold six REO assets (or portions thereof) for $7.6 million (net of selling costs), of which we financed $1.1 million, for a net gain of $1.0 million.

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

NOTE 4 — OPERATING PROPERTIES AND REAL ESTATE HELD FOR DEVELOPMENT OR SALE – continued

In addition, during the nine months ended September 30, 2014, we transferred one REO asset that was previously held for sale to REO held for development based on management’s plan to develop the property as a multi-family residential project. We also transferred certain REO assets that were previously held for development to REO held for sale based on a contract with a homebuilder to take down certain residential lots. During the nine months ended September 30, 2014, we also entered into a contract to sell a commercial office building previously accounted for as an operating property, which is now classified as REO held for sale. Aside from these reclassifications, there were no material changes with respect to REO classifications or planned development during the nine months ended September 30, 2014 other than as a result of REO asset sales.

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

NOTE 5 - GUARANTEE ON SENIOR SECURED INDEBTEDNESS
In connection with the sale of our preferred equity investment in a joint venture to the holder of the other primary interests in the joint venture during the fourth quarter of 2013, the Company agreed to continue to serve as a limited guarantor on the senior indebtedness of the joint venture that is secured by the acquired operating properties and for which we are entitled to receive certain remuneration until we are released from the limited guarantee. We have agreed to remain as a limited guarantor until the earlier of 1) the borrower's identification of a suitable substitute guarantor, the approval thereof by the senior lender, and our release from the guarantee, or 2) repayment of the senior indebtedness which matures on February 28, 2017. As consideration for its limited guarantee, the Company received quarterly payments of $0.3 million on each of December 1, 2013 and March 31, 2014, and $0.5 million on June 30, 2014, and is contractually entitled to receive additional payments of $0.5 million of the last day of each subsequent quarter until the guarantee is released. We received a payment of $0.2 million during the quarter ended September 30, 2014, and an additional $0.4 million subsequent to September 30, 2014. Such payments are considered earned when received. In the event of the borrower's default, the Company’s maximum obligation under the guarantee is limited to the amount of any shortfall between the sales price of the underlying collateral assets and the net payoff of the senior loan, if any. The Company's obligation under this guarantee is further limited to the extent, and only in the event that the borrower commits certain "bad acts" as defined in the guarantee, including, but not limited to, filing for bankruptcy, fraud, misrepresentation or theft. In the event of default by the borrower or occurrence of one or more of these bad acts, the Company has multiple remedies, including foreclosing on the membership interests in the entities that own the operating assets that serve as collateral under the senior indebtedness. During the three months ended September 30, 2014, the borrower performed certain acts which allegedly gave rise to a non-financial default under the senior loan agreement, as well as violations under our agreement with the borrower. While the senior lender has issued a notice of default to the borrower regarding the alleged default, the senior lender has not made a claim against us under our guarantee. We have commenced enforcement action against the borrower which could ultimately result in foreclosing the membership interests in the entities that own the operating assets. While the borrower is taking certain actions to address these violations, we are continuing to monitor this situation in order to protect our position. The principal balance of the senior indebtedness as of September 30, 2014 was approximately $90.1 million. Management believes the estimated fair value of the underlying collateral, which consists of 11 operating multifamily properties with an average occupancy of approximately 77.8% (unaudited), exceeds this principal balance. The net operating cash flows of these properties have, to date, been sufficient to cover debt service payments required under the loan which are collected through a lockbox. As a result, we have not recorded any liability related to our limited guarantee because we believe there is a remote likelihood of any liability to us given these factors; however, in the event of a claim against our limited guarantee, there could be a material adverse impact on the Company.

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

Similarly, REO assets that are classified as held for sale are measured at the lower of carrying amount or fair value, less estimated cost to sell. REO assets that are classified as operating properties or held for development are considered “held and used” and are evaluated for impairment when circumstances indicate that the carrying amount exceeds the sum of the undiscounted net cash flows expected to result from the development and eventual disposition of the asset. If an asset is considered impaired, an impairment loss is recognized equal to the difference between the asset’s carrying amount and its fair value, less estimated cost to sell. If we elect to change the disposition strategy for our real estate held for development, and such assets were deemed to be held for sale, we may record additional impairment charges, and the amounts could be significant. See our consolidated audited financial statements in our previously filed Annual Report on Form 10-K for the year ended December 31, 2013 for a detailed description of the procedures performed and assumptions utilized in connection with our impairment analysis of real estate owned assets as of and for the year ended December 31, 2013.

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

NOTE 6 — FAIR VALUE – continued

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

For projects in which we have received a bona fide written third-party offer (or have executed a purchase and sale agreement) to buy our real estate or loan, or we or the borrower has received a bona fide written third-party offer (or has executed a purchase and sale agreement) to buy the related project, we generally utilize the offer or agreement amount in cases in which such amount may fall outside our current valuation range. Such offers or agreements are only considered if we deem it to be valid, reasonable, negotiable, and we believe the counterparty has the financial wherewithal to execute the transaction. When deemed appropriate, the offers received are discounted to allow for potential changes in our on-going negotiations.

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

We engage outside independent third-party valuation firms on a periodic, as-needed basis to provide complete valuation reports for certain of our larger loans and REO assets. In recent periods, we noted indications that a stabilizing trend in real estate market values began to unfold and, in certain circumstances, improved in certain markets. As a result, we have recently reduced the extent to which we utilize outside independent third-party valuation firms to assist with our analysis of fair value of the collateral supporting our loans and REO. As such, we currently rely largely on our internal asset management staff and certain other third party consultants to gather available market participant data from independent sources to update assumptions used to derive fair value of the collateral supporting our loans and REO assets not subject to third party valuation.

Our fair value measurement is based on the highest and best use of each property which is generally consistent with our current use for each property subject to valuation. In addition, our assumptions are established based on assumptions that we believe market participants for those assets would also use. During the period ended September 30, 2014, we performed both a macro analysis of market trends and economic estimates, as well as a detailed analysis on selected significant loan and REO assets.

The following is a summary of the procedures performed in connection with our fair value analysis as of and for the period ended September 30, 2014:

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

3.
For the period ended September 30, 2014, given the lack of significant change in overall general market conditions since December 31, 2013, we performed an internal analysis to evaluate fair value of our portfolio. Our internal analysis of fair value included a review and update of current market participant activity, overall market conditions, the current status of the project, our direct knowledge of local market activity affecting the project, as well as other market indicators obtained through our asset management group and various third parties to determine whether there were any indications of a material increase or decrease in the value of the underlying collateral or REO asset since the last complete third party valuation for such asset. Our asset-specific analysis focused on the higher valued assets of our loan collateral and REO portfolio. We considered the results of our analysis and the potential valuation implication to the balance of the portfolio based on similar asset types and geographic location.

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

NOTE 6 — FAIR VALUE – continued

4.
In certain instances, we engaged outside independent third party valuation firms to provide updated valuation reports for REO assets, primarily those recently obtained in foreclosure or by deed-in-lieu of foreclosure.

5.
In addition, in those instances where we have received a bona fide written third-party offer to buy our loans or REO assets (or have executed a purchase and sale agreement), or the borrower has received a bona fide written third-party offer to buy the related project (or has executed a purchase and sale agreement), we generally utilized the purchase price in such offer or agreement when that amount was outside our current valuation range. Such offers or agreements are only considered if we deem it to be valid, reasonable and negotiable, and we believe the counterparty has the financial wherewithal to execute the transaction.

Based on our analysis, the valuation approach taken and assumptions utilized with respect to each asset at December 31, 2013 remained generally applicable at September 30, 2014, except for those assets subject to a recent bona fide written third-party offer or executed purchase and sales agreements to buy our loan or REO asset. See our previously filed Annual Report on Form 10-K for the fiscal year ended December 31, 2013 for a summary of the key assumptions and valuation methodologies utilized to derive fair value.

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

Valuation Conclusions

Based on the results of our evaluation and analysis, during the three and nine months ended September 30, 2014, we recorded no non-cash provision for credit losses on our loan portfolio. We recorded other net recoveries of credit losses of $0.5 million and $0.7 million during the three and nine months ended September 30, 2014, respectively, relating to the collection of cash and other assets from guarantors on certain legacy loans. We recorded no impairment of real estate owned during the three and nine months ended September 30, 2014.

We recorded no provision for credit losses on our loan portfolio during the three months ended September 30, 2013 and we recorded non-cash recoveries of credit losses on our loan portfolio in the amount of $7.0 million during the nine months ended September 30, 2013 arising from our hotel operations and residential lots acquired through foreclosure in the second quarter of 2013. During the three and nine months ended September 30, 2013, we also recorded net cash and asset recoveries of $0.7 million and $1.5 million, respectively, arising from the collection of cash and other assets from guarantors on certain legacy loans. We recorded no impairment of real estate owned during the three or nine months ended September 30, 2013.

As of September 30, 2014 and December 31, 2013, the valuation allowance totaled $13.8 million and $18.2 million, respectively, representing 51.1% and 59.2%, respectively, of the total outstanding loan principal and accrued interest balances. Based on the valuation and impairment allowance recorded as of September 30, 2014, we believe that, as of that date, the fair value of our loans and REO assets held for sale is adequate in relation to the net carrying value of the related assets and that no additional valuation allowance or impairment is considered necessary. While the above results reflect management’s assessment of fair value as of September 30, 2014 based on currently available data, we will continue to evaluate our loan and REO portfolio to determine the adequacy and appropriateness of the valuation allowance and/or impairment balances. Depending on market conditions, such updates may yield materially different values and potentially increase or decrease the valuation allowance for loans or impairment charges for REO assets.

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

NOTE 6 — FAIR VALUE – continued

Valuation Categories

There were no losses recorded during the three or nine months ended September 30, 2014 or 2013 in the categories for which net mortgage loans and REO held for sale were measured at fair value on a non-recurring basis based upon the lowest level of significant input to the valuation as of September 30, 2014 or 2013.

Additionally, there were no other assets that were measured at fair value using Level 1 or Level 2 inputs for which any losses were recorded during the three or nine months ended September 30, 2014 or 2013. Generally, all of our mortgage loans and REO held for sale are valued using significant unobservable inputs (Level 3) obtained through updated analysis prepared by our asset management staff, except for such assets for which third party offers or executed purchase and sale agreements were used, which are considered Level 2 inputs. Changes in the use of Level 3 valuations are based solely on whether we utilized third party offers for valuation purposes.

Fair Value Measurement of Equity Securities

As described elsewhere in this Form 10-Q, during the three and nine months ended September 30, 2014, we issued certain redeemable preferred convertible stock, repurchased certain common stock and issued certain common stock warrants in connection with the restructure of the NW Capital convertible debt and other transactions described elsewhere in this Form 10-Q. In order to estimate the fair value of the securities subject to these transactions pursuant to applicable accounting standards, we utilized the transaction price as negotiated with unrelated third-parties, along with other information provided by an independent third-party valuation firm incorporating financial and other information, including prospective financial information, provided by us, as well as information obtained from various public, financial, and industry sources. Based on this analysis, management estimated the fair value of the equity securities issued or granted in connection with transaction completed July 24, 2014 as follows:

Subject Securities	Estimated Fair Value per Share
Preferred Stock	3.22
Common Stock	1.72
ITH Warrants	1.19
Juniper Warrants	1.14
Options to former CEO	1.19

Stock-based compensation expense for stock-based awards granted is based on the grant date fair value. For stock option and warrant awards, the fair value was estimated at the date of grant using the Black-Scholes option-pricing model based on the exercise price of the award and other assumptions relating to expected dividend yield, expected stock price volatility, risk-free interest rate, and expected life of options granted which are as follows:

Expected stock price volatility	79%
Risk-free interest rate	2%
Expected life of options/warrants	5 years
Expected dividend yield	—%
Discount for lack of marketability	35%

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

NOTE 7 — DEBT, NOTES PAYABLE AND SPECIAL ASSESSMENT OBLIGATIONS

A roll-forward of notes payable and related obligations from December 31, 2013 to September 30, 2014 is as follows (in thousands):

	Convertible		Special
	Notes Payable	Notes	Assessment
	and Exit Fee	Payable	Obligations	Totals

Balances at December 31, 2013	$65,423	$46,043	$5,339	$116,805

Additions:
Removal/reclassification of convertible debt	(45,000)	45,000	—	—
Rights Offering	97	—	—	97
Exchange Offering	—	6,389	—	6,389
Note additions	—	7,875	—	7,875
Deferred Interest	1,735	188	—	1,923
Accretion of discount	1,194	231	—	1,425
Other Additions	—	688	—	688
Reductions:				—
Conversion of Debt to Preferred	(7,800)			(7,800)
Repayments	(15,552)	(18,719)	(282)	(34,553)
Rights Offering redemption	(97)	—	—	(97)
Debt Relieved through Trustee Sale		(5,220)		(5,220)
Other Reductions	—	(1,289)	—	(1,289)

Balances at September 30, 2014	$—	$81,186	$5,057	$86,243

Interest expense for the three months ended September 30, 2014 and 2013 was $3.5 million and $5.2 million, respectively. Interest expense for the nine months ended September 30, 2014 and 2013 was $13.0 million and $13.9 million, respectively.

Convertible Notes Payable/Exit Fee Payable

As more fully described in our Form 10-K for the year ended December 31, 2013, on June 7, 2011, we entered into and closed funding of a $50.0 million senior secured convertible loan with NW Capital. The loan was originally scheduled to mature on June 6, 2016 and bore contractual interest at a rate of 17% per year. As described below, this loan has been restructured.

The lender, at its sole option, may and did make an annual election to defer a portion of interest due representing 5% of the total accrued interest amount, with the balance of 12% payable in cash. Interest was payable quarterly in arrears each April, July, October and January during the term of the loan. The lender made its election to defer the 5% portion for the years ending December 31, 2014 and 2013. Deferred interest was capitalized and added to the outstanding loan balance on a quarterly basis. Prior to the restructuring of the NW Capital debt as described below, total deferred interest added to the principal balance of the convertible note totaled $12.1 million, of which $1.7 million was added during the nine months ended September 30, 2014.

In addition, we were required to pay an exit fee (“Exit Fee”) upon maturity equal to 15% of the then outstanding principal, unpaid accrued and deferred interest and other amounts owed under the loan agreement. The Exit Fee was considered fully earned under the terms of the loan agreement and was recorded as a liability with an offsetting amount reflected as a discount to the convertible note payable. The Exit Fee and corresponding discount of $10.4 million was estimated assuming the lender elected its annual interest deferral option over the term of the loan. This amount was being amortized to interest expense over the term of the loan using the effective interest method. Prior to the restructuring of the NW Capital debt as described below, the remaining unamortized discount totaled $4.2 million. The amortized discount added to the principal balance of the convertible note during the nine months ended September 30, 2014 and 2013 totaled $1.2 million and $1.5 million, respectively.

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

NOTE 7 — DEBT, NOTES PAYABLE AND SPECIAL ASSESSMENT OBLIGATIONS – continued

Debt issuance costs incurred in connection with the NW Capital loan financing were being amortized over the term of the loan using the effective interest method. In connection with the restructure of the NW Capital debt described below, $2.9 million of unamortized debt issuance costs were written off and charged as a component of the debt termination charge. With the contractual interest, and the amortization of the Exit Fee and related deferred financing costs, the effective interest rate under the NW Capital loan was approximately 23%. The loan is severally, but not jointly, guaranteed by substantially all of our existing and future subsidiaries, subject to certain exceptions and releases, and is secured by a security interest in substantially all of our assets. Under the terms of the original loan agreement, the loan could not be prepaid prior to December 7, 2014 and was otherwise subject to substantial prepayment fees and premiums. In the event of any prepayment, we were also required to redeem all of the common shares held by an affiliate of NW Capital at a purchase price equal to the greater of (a) the original purchase price of $8.02 per share and (b) the original purchase price plus 50% of the excess book value over the original purchase price, if any.

The loan agreement also contains certain restrictive covenants which require NW Capital’s consent as a condition to our taking certain actions. The restrictive covenants relate to our ability to sell or encumber our assets, issue additional indebtedness, restructure or modify our ownership structure, settle litigation over $10.5 million, enter into new material agreements and certain other operational matters.

Conversion Feature

As more fully described in our annual report on Form 10-K for the year ended December 31, 2013, the NW Capital loan was convertible into IMH Financial Corporation Series A preferred stock at any time prior to maturity at an initial conversion rate of 104.3 shares of our Series A preferred stock per $1,000 principal amount of the loan, subject to adjustment. Dividends on the Series A preferred stock were to accrue from the issue date at the rate of 17% of the issue price per year, compounded quarterly in arrears, a portion of which may have, at the election of NW Capital, been payable in additional shares of stock.

If the NW Capital loan was converted into shares of Series A preferred stock, we would have been obligated to redeem all such preferred stock on the fifth anniversary of the loan date (i.e., June 6, 2016) in cash, at a price equal to 115% of the original purchase price, plus all accrued and unpaid dividends (whether or not earned or declared), if any, to and including the date fixed for redemption, without interest. In addition, the Series A preferred stock has certain redemption features in the event of default or the occurrence of certain other events.

NW Capital Loan Restructure
As described in the Current Report on Form 8-K filed on July 29, 2014, on July 24, 2014, the Company entered into a series of agreements and transactions in connection with the partial refinancing and restructuring of the NW Capital loan pursuant to a payoff agreement, as amended (“Payoff Agreement”), the principal terms of which have been described in the Current Report on Form 8-K filed on April 9, 2014. The following summarizes the primary terms of the Payoff Agreement and is qualified in its entirety by reference to the above-referenced Current Reports:
Pursuant to the Payoff Agreement, the Company and NW Capital entered into certain amendments to the NW Capital loan (collectively, the "Modified Loan") the principal terms of which are as follows: (1) the new maturity date is July 22, 2015 (the "Maturity Date"); (2) the conversion rights that had been held by NW Capital to convert the debt into our Series A preferred stock were eliminated; (3) the new principal balance is $45.0 million; (4) interest accrues at 17% per annum, payable by the Company on a quarterly basis; and (5) on October 24, 2014, and no later than every 90 days thereafter until the Maturity Date, the Company is required to make payments equal to the sum of: (x) $5.0 million (which payment will be applied toward the then-outstanding principal and interest due on the Modified Loan); and (y) a fee of one percent (1)% of the then-outstanding principal balance of the Modified Loan. As a result of the material change in loan terms, the NW Capital loan was treated as a termination of the existing loan and issuance of a new loan. Under the Payoff Agreement, a total payment of $81.4 million was made to NW Capital consisting of the $45.0 million Modified Loan, $18.6 million from the issuance of preferred shares and approximately $10.0 million in cash. The Company incurred additional debt termination charges from other costs associated with the transaction, including the issuance of various equity instruments as described in note 9 related directly to the Modified Loan. As a result of the NW Capital debt restructuring, the Company recorded a debt termination charge of $21.7 million during the three and nine months ended September 30, 2014.

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

NOTE 7 — DEBT, NOTES PAYABLE AND SPECIAL ASSESSMENT OBLIGATIONS – continued

As described in note 11, subsequent to September 30, 2014, the Company entered into an amendment of the Modified Loan to extend the payment date of the initial $5.0 million principal payment from October 24, 2014 to December 24, 2014.
Rights Offering Convertible Notes

As more fully described in our annual report on Form 10-K for the year ended December 31, 2013, we were required under the terms of a class action settlement to effect an offering to issue up to $10.0 million in senior secured convertible notes to participating accredited shareholders at terms economically equivalent to the NW Capital loan ("Rights Offering"). The Rights Offering was completed on April 28, 2014 and we ultimately issued notes in the aggregate principal amount of $70,000 to participating shareholders. The notes issued under the Rights Offering ("RO Notes") were recorded by the Company at their fair value. Based on the fair value assessment performed, management determined that the estimated fair value of the RO Notes was $97,000 (as compared to the face amount of $70,000) based on the derived fair value and the imputed effective yield of such notes of 7.1% (as compared to the note rate of 17% plus the derived exit fee of $12,000 resulting in an effective rate of approximately 22.3%) as of the offering settlement date. The difference between the fair value of the RO Notes and its actual face amount totaling $26,000 was recorded as a debt premium by the Company. This debt premium and exit fee was being amortized and recorded as a reduction of interest expense using the effective interest method over the term of the RO Notes. During the three months ended September 30, 2014, the Company repurchased and retired all of the outstanding RO Notes.

Exchange Notes

As more fully described in our annual report on Form 10-K for the year ended December 31, 2013, we were required under the terms of the same class action settlement to effect an offering to issue up to $20.0 million in five-year, 4%, unsecured notes to participating shareholders in exchange for common stock held by such shareholders at a price of $8.02 per share ("Exchange Offering"). The Exchange Offering was completed on April 28, 2014 and we ultimately issued Exchange Offering notes ("EO Notes") to participating shareholders with a face value of $10.2 million, which were recorded by the Company at fair value. The estimated fair value of the EO Notes was $6.4 million based on the fair value and the imputed effective yield of such notes of 14.6% (as compared to the note rate of 4%) resulting in a debt discount of the EO Notes of $3.8 million. This amount was recorded as a debt discount on the Company’s financial statements during the nine months ended September 30, 2014, and is being amortized as an adjustment to interest expense using the effective interest method over the term of the EO Notes. The amortized discount added to the principal balance of the EO Notes during the nine months ended September 30, 2014 totaled $0.2. Interest is payable quarterly in arrears each April, July, October, and January during the term of the EO Notes with the initial interest payment due in July 2014. The EO Notes mature on April 28, 2019, and may be prepaid in whole or in part without penalty at the option of the Company. However, subject to certain minimum cash and profitability conditions, the terms of the EO Notes may require a 50% prepayment on April 29, 2018.

Other Notes Payable Activity

As described in note 4, during the nine months ended September 30, 2014, we purchased certain residential land in a master planned community. This property, which was subsequently sold, had an aggregate cost basis of $9.4 million. In connection with the purchase of these properties, we assumed certain notes payable the terms and current disposition of which are as follows:

•	$1.45 million note bearing annual interest at 5%, secured by the underlying collateral property. This note was repaid in full upon sale of the related property.

•	$3.25 million note bearing annual interest at 10%, secured by the underlying collateral property. This note was repaid in full upon sale of the related property.

•
$3.18 million note bearing annual interest at 3%, interest only payable monthly, unsecured, maturing June 5, 2023. This note remained as an outstanding obligation of the Company as of September 30, 2014. As described in note 10, a majority of the note balance is payable to certain entities affiliated with a loan guarantor against whom the Company has obtained a judgment. As a result, the Company has sought court approval to offset this liability against the outstanding judgment, which approval was granted by the court subsequent to September 30, 2014.

During 2013, we assumed a note payable from a bank in connection with a deed-in-lieu of foreclosure that is secured by the related hotel operating properties with a gross asset basis of approximately $81.8 million at September 30, 2014. The note payable had a balance of $24.8 million at September 30, 2014. During the nine months ended September 30, 2014, we negotiated with the lender to extend the original maturity date of the loan from March 28, 2014 to March 28, 2017 and to reduce the loan's annual

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

NOTE 7 — DEBT, NOTES PAYABLE AND SPECIAL ASSESSMENT OBLIGATIONS – continued

interest rate of from 12% to 8.0%, with interest only payments due during the first year of the loan, and monthly payments of principal and interest of approximately $0.2 million thereafter until maturity.

During 2013, we secured financing of $10.0 million from CanPartners that was secured by certain REO assets. Prior to its maturity in February 2014, the note payable bore annual interest of 12%, with required monthly payments of interest and the outstanding principal due at maturity. The note matured in February 2014 at which time the balance was repaid in full.

During 2013, we acquired residential property with a fair value of approximately $3.8 million in connection with a judgment we obtained against a former guarantor on certain legacy loans. The residential property was subject to four liens which had sole recourse to the residential property. Such liens aggregated $17.4 million in principal, exclusive of unpaid interest at December 31, 2013. We recorded these liens (one of which was a bank lien for $2.4 million) at their fair value at acquisition, which was determined to approximate the fair value of the related asset which totaled $3.8 million. During the nine months ended September 30, 2014, we purchased two of the liens totaling $15 million from the counterparty for $1.3 million, which approximated the carrying value of such liens. The residential property was sold in June 2014 for a gain of $0.7 million, at which time the bank lien associated with the property was repaid.

In connection with our proposed multifamily housing development in Apple Valley, Minnesota (the "Apple Valley Project"), we entered into, among other agreements, a business subsidy agreement and related loan agreement dated March 29, 2013, as amended on July 10, 2014, with the Apple Valley Economic Development Authority ("EDA"). Under the terms of the business subsidy agreement, the EDA agreed to advance to us up to $1.1 million as a loan, but in no event to exceed the amount received from Dakota County for the statutory penalty and interest on special assessment taxes which were assessed in the tax years 2007 through 2011, and for which we have recorded a liability. The loan bears interest at the rate of 6.0% per annum which accrues until the loan is satisfied or paid in full. If we complete the development project by no later than December 31, 2015, and certain other conditions are satisfied, the EDA is expected to forgive the loan and accrued interest in its entirety. If we do not meet certain specified development goals, the loan and all accrued unpaid interest must be repaid on or before December 31, 2016. In addition, under the EDA loan agreement, we are not allowed to sell, transfer or otherwise convey all or part of the property for a period of five years following completion without the prior written consent of EDA. As of September 30, 2014, the total amount advanced to us under the loan agreement was $0.2 million. Under the terms of the business subsidy agreement, we are required to commence construction by November 2014. As described in note 11, subsequent to September 30, 2014, we secured construction financing in connection with this project and commenced construction activities.

In conjunction with the Apple Valley Project, we also entered into a settlement agreement in June 2012 with the local municipality relating to outstanding past due property taxes, penalties and interest on various parcels totaling $3.7 million and bearing annual interest of 10%. Under the terms of the settlement agreement, we are required to make annual payments over either a five or ten year period, depending on the parcel. The outstanding balance of the settlement obligation totaled $1.2 million and $2.3 million at September 30, 2014 and December 31, 2013, respectively. Subsequent to September 30, 2014, we made an additional principal payment under this settlement agreement of $0.6 million in connection with the construction loan described in note 11.

Under the terms of a settlement agreement in 2010, we executed two promissory notes for certain golf club memberships totaling $5.2 million. The notes were secured by the security interest on the related residential lots, were non-interest bearing and matured on December 31, 2012. Due to the non-interest bearing nature of the loans, in accordance with applicable accounting guidance, we imputed interest on the notes at our then-incremental borrowing rate of 12% per annum and recorded the notes net of the discount. The discount was amortized to interest expense over the term of the notes and was fully amortized as of December 31, 2012. During 2012, we defaulted for strategic reasons on the terms of an agreement related to the loan, which resulted in an acceleration of the maturity date of such debt. During the period ended September 30, 2014, we made no principal payments under the notes and continued to accrue interest at the default rate of 10% per annum. The lender filed a notice of delinquency and a notice of trustee sale was scheduled for June 12, 2012. The subsidiary that owned these assets was placed into bankruptcy which stayed the trustee sale. During 2013, the bankruptcy court rejected our proposed plan of reorganization and lifted the stay on the trustee sale, which we appealed. During the period ended September 30, 2014, the Company reached an agreement with the lender whereby the Company withdrew its appeal and bankruptcy filing to allow the completion of the trustee sale, in exchange for release from any further potential liability. Immediately prior to the trustee sale and as of December 31, 2013, the net principal balance of the notes payable was $5.2 million, and default interest reflected in accrued interest payable totaled $1.5 million and $1.1 million at September 30, 2014 and December 31, 2013, respectively. The notes were secured by certain REO assets that had a carrying value of $4.8 million. At the time of the trustee sale, the carrying value of these assets was less than the collective balance of the loan, accrued interest and various accrued liabilities and fees. As a result of our agreement with the lender, when the lender took

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

NOTE 7 — DEBT, NOTES PAYABLE AND SPECIAL ASSESSMENT OBLIGATIONS – continued

title to those assets at the trustee sale, the carrying value of those assets, net of the debt obligation, accrued interest and other liabilities was charged to operations as a gain on disposal of assets in the amount of $3.3 million since that liability was legally defeased by such action.

CFD and Special Assessment Obligations

As of September 30, 2014 and December 31, 2013, we recorded obligations arising from our allocated share of certain community facilities district ("CFD") special revenue bonds and special assessments of $5.1 million and $5.3 million, respectively. These obligations are described below.

One of the CFD obligations had an outstanding balance of $3.3 million and $3.5 million as of September 30, 2014 and December 31 2013, respectively, and has an amortization period that extends through April 30, 2030, with an annual interest rate ranging from 5% to 6%. This CFD obligation is secured by certain real estate held for sale consisting of 171 acres of unentitled land located in Buckeye, Arizona which had a carrying value of $4.9 million at September 30, 2014.

The other CFD obligations are comprised of a series of special assessments that collectively had an outstanding balance of $1.7 million and $1.9 million as of September 30, 2014 and December 31, 2013, respectively. The CFD obligations have amortization periods that extend through 2022, with annual interest rates ranging from 6% to 7.5%. The CFD obligations are secured by certain real estate held for development consisting of 13 acres of unentitled land located in Dakota County, Minnesota which has a carrying value of approximately $6.3 million at September 30, 2014.

We made a principal repayment of $0.3 million under these CFD and special assessment obligations during the nine months ended September 30, 2014. The responsibility for the repayment of these CFD and special assessment obligations rests with the owner of the property and, accordingly, will transfer to the buyer of the related real estate upon sale. Accordingly, if the assets to which these obligations arise from are sold before the full amortization period of such obligations, the Company would be relieved of any further liability since the buyer would assume the remaining obligations. Nevertheless, these CFD obligations are deemed to be obligations of the Company in accordance with GAAP because they are fixed in amount and for a fixed period of time.

Our debt, notes payable, CFD and special assessment obligations (including the effect of the refinancing and restructure of the NW Capital loan) have the following scheduled principal payments on maturities as of September 30, 2014 (in thousands):

Year	Amount
2014	$969
2015	48,141
2016	4,270
2017	19,047
2018	422
Thereafter	13,394
Total	$86,243

NOTE 8 – SEGMENT INFORMATION

Operating segments are defined as components of an enterprise that engage in business activity from which revenues are earned and expenses incurred for which discrete financial information is available that is evaluated regularly by our chief operating decision makers in deciding how to allocate resources and in assessing performance. The Company’s reportable segments are comprised of the following as of September 30, 2014:

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
SEPTEMBER 30, 2014

NOTE 8 – SEGMENT INFORMATION - continued

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

Condensed consolidated financial information for our reportable operating segments as of September 30, 2014 and December 31, 2013 and for the periods ended September 30, 2014 and 2013 is summarized as follows (in thousands):

Balance Sheet Items	September 30, 2014	December 31, 2013

Total Assets	(unaudited)
Mortgage and REO - Legacy Portfolio and Other Operations	$80,415	$112,073
Commercial Real Estate Leasing Operations	19,153	21,202
Hospitality and Entertainment Operations	86,061	87,061
Corporate and Other	13,842	17,065
Consolidated	$199,471	$237,401

Notes Payable, Special Assessment Obligations, Capital Leases and Other Long Term Obligations
Mortgage and REO - Legacy Portfolio and Other Operations	$9,561	$16,764
Commercial Real Estate Leasing Operations	—	10,000
Hospitality and Entertainment Operations	25,956	25,845
Corporate and Other	51,935	65,446
Consolidated	$87,452	$118,055

Operating Liabilities
Mortgage and REO - Legacy Portfolio and Other Operations	$2,129	$4,434
Commercial Real Estate Leasing Operations	956	743
Hospitality and Entertainment Operations	3,329	2,712
Corporate and Other	3,720	5,586
Consolidated	$10,134	$13,475

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

NOTE 8 – SEGMENT INFORMATION - continued

	Three months ended September 30, 2014 (Unaudited)
Income Statement Items	Mortgage and REO - Legacy Portfolio and Other Operations	Commercial Real Estate Leasing Operations	Hospitality and Entertainment Operations	Corporate and Other	Consolidated
Revenues:
Operating property revenue	$—	$419	$5,932	$—	$6,351
Investment and other income	322	—	—	2	324
Mortgage loan income, net	1,317	—	—	4	1,321
Total Revenue	1,639	419	5,932	6	7,996
Expenses:
Operating Property Direct Expenses (excluding interest and depreciation):
Payroll related expenses	—	11	2,275	—	2,286
Cost of sales	—	—	731	—	731
Property taxes	—	84	86	—	170
Management fees	—	10	348	—	358
Other costs	—	258	1,769	—	2,027
Operating Property Direct Expenses (excluding interest and depreciation)	—	363	5,209	—	5,572

Expenses for Non-Operating Real Estate Owned:
Property taxes	210	—	—	—	210
Other costs	267	—	—	4	271
Expenses for Non-Operating Real Estate Owned	477	—	—	4	481

Professional Fees:
Financial reporting - audit, legal and tax	26	—	—	188	214
Other legal	461	—	—	(115)	346
Asset management	13	—	—	—	13
Other costs	10	—	—	307	317
Professional Fees	510	—	—	380	890

General and Administrative Expenses:
Payroll related expenses	—	—	—	2,860	2,860
Insurance expense	1	—	—	257	258
Rent	—	—	—	53	53
Other general and administrative costs	13	—	—	398	411
General and Administrative Expense	14	—	—	3,568	3,582

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

NOTE 8 – SEGMENT INFORMATION - continued

Other Expenses:
Interest Expense	288	—	533	2,633	3,454
Debt Termination Charge	—	—	—	21,658	21,658
Depreciation and Amortization Expense	—	226	519	52	797
Gain on Disposal of Assets	(5,624)	—	—	(6)	(5,630)
Recovery of Credit Losses	(151)	(21)	—	—	(172)
Other Expenses	(5,487)	205	1,052	24,337	20,107

Total Expenses	(4,486)	568	6,261	28,289	30,632

Net income (loss)	$6,125	$(149)	$(329)	$(28,283)	$(22,636)

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

NOTE 8 – SEGMENT INFORMATION - continued

	Three months ended September 30, 2013 (Unaudited)
	(Restated)
	Mortgage and REO - Legacy Portfolio and Other Operations	Commercial Real Estate Leasing Operations	Hospitality and Entertainment Operations	Corporate and Other	Consolidated
Revenues:
Operating property revenue	$—	$393	$5,267	$—	$5,660
Investment and other income	866	—	—	—	866
Mortgage loan income, net	201	1	(1)	—	201
Total Revenue	1,067	394	5,266	—	6,727

Expenses:
Operating Property Direct Expenses (excluding interest and depreciation):
Payroll related expenses	—	14	1,929	—	1,943
Cost of sales	—	—	618	—	618
Property taxes	—	81	66	—	147
Management fees	—	8	335	—	343
Other costs	—	262	1,591	—	1,853
Operating Property Expenses (excluding interest and depreciation)	—	365	4,539	—	4,904

Expenses for Non-Operating Real Estate Owned:
Property taxes	138	—	—	—	138
Other costs	270	—	—	2	272
Expenses for Non-Operating Real Estate Owned	408	—	—	2	410

Professional Fees:
Financial reporting - audit, legal and tax	9	—	—	174	183
Other legal	807	—	—	105	912
Asset management	—	—	—	375	375
Other costs	118	—	—	404	522
Professional Fees	934	—	—	1,058	1,992

General and Administrative Expenses:
Payroll related expenses	—	—	—	898	898
Insurance expense	4	—	—	335	339
Rent	—	—	—	54	54
Other general and administrative costs	2	—	—	192	194
General and Administrative Expense	6	—	—	1,479	1,485

Other Expenses:
Interest Expense	423	527	846	3,428	5,224

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

NOTE 8 – SEGMENT INFORMATION - continued

Depreciation and Amortization Expense	—	336	594	57	987
Gain on Disposal of Assets	(252)	—	—	—	(252)
Settlement and Related Costs	1	—	—	839	840
Recovery of Credit Losses	(676)	(3)	—	—	(679)
Other Expenses	(504)	860	1,440	4,324	6,120

Total Expenses	844	1,225	5,979	6,863	14,911

Net income (loss)	$223	$(831)	$(713)	$(6,863)	$(8,184)

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

NOTE 8 – SEGMENT INFORMATION - continued

	Nine Months Ended September 30, 2014 (unaudited)
	Mortgage and REO - Legacy Portfolio and Other Operations	Commercial Real Estate Leasing Operations	Hospitality and Entertainment Operations	Corporate and Other	Consolidated
Revenues:
Operating property revenue	$8	$1,269	$18,800	$—	$20,077
Investment and other income	1,209	—	1	3	1,213
Mortgage loan income	2,187	—	—	4	2,191
Total Revenue	3,404	1,269	18,801	7	23,481

Expenses:
Operating Property Direct Expenses:
Payroll related expenses	—	37	6,518	—	6,555
Cost of sales	—	—	2,239	—	2,239
Property taxes	—	251	257	—	508
Management fees	—	29	1,184	—	1,213
Other costs	—	719	5,581	—	6,300
Operating Property Expenses (excluding interest and depreciation)	—	1,036	15,779	—	16,815

Expenses for Non-Operating Real Estate Owned:
Property Taxes	693	—	—	—	693
Other costs	928	—	—	6	934
Expenses for Non-Operating Real Estate Owned	1,621	—	—	6	1,627

Professional Fees:
Financial reporting - audit, legal and tax	68	—	—	682	750
Other legal	2,924	—	—	650	3,574
Asset management	61	—	—	751	812
Other costs	67	—	—	1,048	1,115
Professional Fees	3,120	—	—	3,131	6,251

General and Administrative Expenses:
Payroll related expenses	—	—	—	4,777	4,777
Insurance expense	26	—	—	841	867
Rent	—	—	—	160	160
Other general and administrative costs	52	—	—	883	935
General and Administrative Expense	78	—	—	6,661	6,739

Other Expenses:

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

NOTE 8 – SEGMENT INFORMATION - continued

Interest Expense	1,150	305	1,846	9,742	13,043
Debt Termination Charge	—	—	—	21,658	21,658
Depreciation & Amortization Expense	—	905	1,738	155	2,798
Gain on Disposal of Assets	(17,624)	—	—	(6)	(17,630)
Recovery of Credit Losses	(683)	(37)	—	(1)	(721)
Other Expenses	(17,157)	1,173	3,584	31,548	19,148

Total Expenses	(12,338)	2,209	19,363	41,346	50,580

Net income (loss)	$15,742	$(940)	$(562)	$(41,339)	$(27,099)

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

NOTE 8 – SEGMENT INFORMATION - continued

	Nine months ended September 30, 2013 (Unaudited)
	(Restated)
	Mortgage and REO - Legacy Portfolio and Other Operations	Commercial Real Estate Leasing Operations	Hospitality and Entertainment Operations	Corporate and Other	Consolidated
Revenues:
Operating property revenue	$1	$1,204	$9,860	$—	$11,065
Investment and other income	2,016	2	4	8	2,030
Mortgage loan income, net	585	(1)	—	1	585
Total Revenue	2,602	1,205	9,864	9	13,680

Expenses:
Operating Property Direct Expenses (excluding interest and depreciation):
Payroll related expenses	—	43	2,995	—	3,038
Cost of sales	—	—	1,160	—	1,160
Property taxes	—	243	99	—	342
Management fees	—	27	993	—	1,020
Other costs	—	770	3,072	—	3,842
Operating Property Expenses (excluding interest and depreciation)	—	1,083	8,319	—	9,402

Expenses for Non-Operating Real Estate Owned:
Property taxes	657	—	—	—	657
Other costs	671	—	—	8	679
Expenses for Non-Operating Real Estate Owned	1,328	—	—	8	1,336

Professional Fees:
Financial reporting - audit, legal and tax	13	—	—	574	587
Other legal	2,001	—	—	273	2,274
Asset management	—	—	—	1,125	1,125
Other costs	291	—	—	1,201	1,492
Professional Fees	2,305	—	—	3,173	5,478

General and Administrative Expenses:
Payroll related expenses	—	—	—	2,579	2,579
Insurance expense	1	—	—	948	949
Rent	—	—	—	157	157
Other general and administrative costs	26	—	—	490	516
General and Administrative Expense	27	—	—	4,174	4,201

Other Expenses:

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

NOTE 8 – SEGMENT INFORMATION - continued

Interest Expense	1,359	1,275	1,256	10,023	13,913
Depreciation and Amortization Expense	—	997	910	155	2,062
(Gain) Loss on Disposal of Assets	(957)	—	—	4	(953)
Settlement and Related Costs	8	—	—	1,954	1,962
Recovery of Credit Losses	(8,242)	(8)	—	—	(8,250)
Other Expenses	(7,832)	2,264	2,166	12,136	8,734

Total Expenses	(4,172)	3,347	10,485	19,491	29,151

Net income (loss)	$6,774	$(2,142)	$(621)	$(19,482)	$(15,471)

As described in note 2, due to the conversion to a new accounting system during the year ended December 31, 2013, we identified various changes in the classifications of certain previously reported segment information and have restated certain September 30, 2013 amounts in the foregoing tables.

Disposal of Individually Significant Component

During the period ended September 30, 2014, we entered into an agreement to sell the operating assets that comprise our currently sole commercial real estate leasing operating segment. The transaction is scheduled to close in the fourth quarter of 2014. Accordingly, the related operating assets have been classified as held for sale in the accompanying balance sheet as of September 30, 2014. Based on management's analysis, the sale of this business segment does not require separate discontinued operations financial statement presentation since the disposition of this asset represents neither a strategic shift for the Company, nor will it have a major effect on our operations and financial results. In addition, while the sale of the assets may require partial seller financing, we do not anticipate any significant continuing involvement with the related operations.

As noted in the foregoing tables, the commercial real estate leasing operation segment contributed $0.1 million and $0.8 million in pretax loss for the three months ended September 30, 2014 and 2013, respectively, and $0.9 million and $2.1 million in pretax loss for the nine months ended September 30, 2014 and 2013, respectively.

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

NOTE 9 — STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE

Common Stock

Shares of Common Stock, Class B Common Stock, Class C Common Stock, and Class D Common Stock share proportionately in our earnings and losses attributable to common shareholders. There are no shares of the Class D common stock outstanding as of September 30, 2014. On July 24, 2014, the Company entered into certain agreements to issue 1.1 million shares of restricted common stock which vest over a three year period to certain executives of the Company on January 1, 2015 in connection with their respective employment contracts. While the initial stock issuance will not occur until January 1, 2015, the grant date and the service period commencement date is considered to be July 24, 2014. Accordingly, the value of the restricted stock of $1.9 million will be recorded as compensation expense ratably over the service period. During the period ended September 30, 2014, we recognized compensation expense totaling $0.1 million in connection with the restricted stock grant.

Each independent director on our board of directors also is entitled to receive certain shares of restricted common stock under our 2014 Non-Employee Director Compensation Plan which was approved subsequent to September 30, 2014. As such, no shares were issued to such directors during the period ended September 30, 2014. Aside from the issuance of preferred shares described below, there were no other changes in the classes of stock or in the number of authorized or issued shares during the period ended September 30, 2014.

Redeemable Convertible Preferred Stock

During the period ended September 30, 2014, the Company issued a total of 8.2 million shares of the Company’s newly-designated Series B-1 and B-2 Cumulative Convertible Preferred Stock (Series B Preferred Stock) to certain investor groups (collectively, the "Series B Investors") in exchange for $26.4 million (the "Preferred Investment"). Except for certain voting rights, the rights and obligations of the Series B-1 Preferred Stock and Series B-2 Preferred Stock are substantially the same. The Company used the proceeds from the sale of Series B Preferred Stock along with Company-contributed capital to pay down the NW Capital loan and otherwise fulfill certain other obligations described in note 7.

The description below provides a summary of certain material terms of the Series B Preferred Stock, which is qualified in its entirety by reference to the Current Report on Form 8-K filed on July 29, 2014 and the exhibits filed therewith:

•
Dividends. Dividends on the Series B Preferred Stock are cumulative and accrue from the issue date and compound quarterly at the rate of 8% of the issue price per year, payable quarterly in arrears. Subject to certain dividend rights and restrictions, no dividend may be paid on any capital stock of the Company during any fiscal year unless all accrued dividends on the Series B Preferred Stock have been paid in full, except for dividends on shares of voting Common Stock. In the event that any dividends are declared with respect to the voting Common Stock or any junior ranking securities, the holders of the Series B Preferred Stock are entitled to receive as additional dividends the additional dividend amount. At September 30, 2014, we accrued a Preferred Investment dividend payable of $0.4 million which was paid subsequent to September 30, 2014.

•
Liquidation Preference. Upon a “deemed liquidation event” of the Company, before any payment or distribution shall be made to or set apart for the holders of any junior ranking securities, the holders of shares of Series B Preferred Stock will be entitled to receive a liquidation preference of 150% of the sum of original issue price plus all accrued and unpaid dividends, subject to other provisions.

•
Conversion. Each share of Series B Preferred Stock is convertible at any time by any holder thereof into a number of shares of Common Stock initially equal to the sum of the original price per share of Series B Preferred Stock plus all accrued and unpaid dividends, divided by the conversion price then in effect. The initial conversion price is equal to the original price per share of Series B Preferred Stock, subject to adjustment. However, all issued and outstanding shares of Series B Preferred Stock will automatically convert into shares of Common Stock at the conversion price then in effect upon the closing of a sale of shares of Common Stock at a price equal to or greater than 2.25 times the original price per share of the Series B Preferred Stock, subject to adjustment, in a firm commitment underwritten public offering and the listing of the Common Stock on a national securities exchange resulting in at least $75.0 million of gross proceeds.

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014

NOTE 9 — STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE – continued

•
Redemption upon Demand. At any time after July 24, 2019, each holder of Series B Preferred Stock may require the Company to redeem, out of legally available funds, the shares of Series B Preferred Stock held by such holder at the a price (the “Redemption Price”) equal to the greater of (i) 150% of the sum of the original price per share of the Series B Preferred Stock plus all accrued and unpaid dividends or (ii) the sum of the tangible book value of the Company per share of voting Common Stock plus all accrued and unpaid dividends, as of the date of redemption. Based on the initial Preferred Investment of $26.4 million, the Redemption Price would presently be $39.6 million, resulting in a redemption premium of $13.2 million. In accordance with applicable accounting standards, we have elected to amortize the redemption premium using the effective interest method as an imputed dividend over the five year holding term of the preferred stock. During the period ended September 30, 2014, we recorded amortization of the redemption premium of $0.4 million as an imputed dividend.

•
Voting Rights. Holders of Series B Preferred Stock are entitled to vote on an as-converted basis on all matters on which holders of voting Common Stock are entitled to vote. For so long as each initial purchaser of the Series B Preferred Stock holds 50% or more of the number of shares of Series B Preferred Stock it was issued on the original issuance date of the Series B Preferred Stock, the holders of such stock, each voting as a single class, are each entitled to vote for the election of one member of the Board of Directors (Series B Directors). In addition, for so long as either of the initial purchaser of the Series B Preferred Stock holds 50% or more of the number of shares of Series B-1 Preferred Stock or Series B-2 Preferred Stock, respectively, issued to such person on the original issuance date of the Series B Preferred Stock, the holders of the Series B-1 Preferred Stock and Series B-2 Preferred Stock, by majority vote of the holders of each such series of Series B Preferred Stock, are entitled to vote for the election of one additional independent member of the Board.

•
Investment Committee. The Series B Directors, along with the Company’s Chief Executive Officer (if then serving as a director of the Company), serve as members of the Investment Committee of the Company’s board of directors (the "Investment Committee"). The Investment Committee assists the Board of Directors with the evaluation of the Company’s investment policies and strategies.

•
Required Liquidation. Under the Certificate of Designation authorizing the Series B Preferred Stock (the “Certificate of Designation”), if at any time we are not in compliance with certain of our obligations to the holders of the Series B Preferred Stock and we fail to pay (i) full dividends on the Series B Preferred Stock for two consecutive fiscal quarters or (ii) the Redemption Price within 180 days following the later of (x) demand therefore resulting from such non-compliance and (y) July 24, 2019, unless a certain percentage of the holders of the Series B Preferred Stock elect otherwise, we will be required to use our best efforts to commence a liquidation of the Company.

•
Other Restrictive Covenants. The Certificate of Designation also contains certain restrictive covenants, which require the consent of a certain percentage of the holders of the Series B Preferred Stock as a condition to us taking certain actions, including without limitation the following: limit the amount of our operating expense or capital expenditure in excess of budgeted amounts; sell, encumber or otherwise transfer certain assets, unless approved in our annual budget subject to certain exceptions; dissolve, liquidate or consolidate our business; enter into any agreement or plan of merger or consolidation; engage in any business activity not related to the ownership and operation of mortgage loans or real property; hire or terminate certain key personnel or consultants.

Treasury Stock

During the nine months ended September 30, 2014, we completed the issuance of certain subordinated unsecured notes payable to participating shareholders in exchange for 1,268,675 shares of Common Stock pursuant to the legal settlement of a shareholder class action lawsuit, and recorded this treasury stock purchase at $4.9 million, representing the estimated fair value of such shares at the date of the transaction. At December 31, 2013, we presented this amount in the accompanying condensed consolidated balance sheet as the fair value of puttable shares pursuant to legal settlement in mezzanine equity, with an offsetting reduction of paid-in capital. The amounts of shares redeemed were recorded in treasury stock when the notes were formally issued and stock acquired in the second quarter of 2014. Also, during the nine months ended September 30, 2014, we completed the purchase of 319,484 shares of Class B Common Stock held by an affiliate of NW Capital at a purchase price of $2.5 million, or $8.02 per share, in connection with the restructure and partial refinancing of the NW Capital note payable described in note 7. We recorded $0.5 million of the total purchase price as treasury stock based on the fair value of the common stock as of the purchase date, and $2.0 million as a component of the debt termination charge in the condensed consolidated statement of operations during the nine months ended September 30, 2014.

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014

NOTE 9 — STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE – continued

Share-Based Compensation

During the nine months ended September 30, 2014, the Company issued a warrant to an affiliate of one of the Series B Investors to purchase 1.0 million shares of the Company’s common stock at approximately $3.22 per share. The Company also issued a warrant to an affiliate of the Company’s Chief Executive Officer to purchase 1.0 million shares of the Company’s common stock at its fair value as of the date of grant, or $1.72 per share. These warrants, both of which were immediately fully vested upon issuance, were issued in consideration of the recipients' efforts in arranging the Preferred Investment and negotiating the Modified Loan. Accordingly, the fair value of such warrants totaling $2.3 million was recorded as a component of the debt termination charge in the accompanying condensed consolidated statements of operations during the three and nine months ended September 30, 2014.

In addition to these warrants, as of September 30, 2014, there were 766,667 options outstanding, of which 742,222 were vested and 24,444 were non-vested. In connection with the severance agreement we entered into with our former Chief Executive Officer, the exercise price of his 150,000 stock options, which were fully vested as of September 30, 2014, was reduced from $9.58 per share to $1.72 per share, the fair value of the common stock as of the date of the severance agreement. Net stock-based compensation expense relating to these options was $0.2 million and $0.1 million for the three months ended September 30, 2014 and 2013, respectively, and $0.6 million and $0.4 million for the nine months ended September 30, 2014 and 2013, respectively. There were no additional issuances of options during nine months ended September 30, 2014 although there were 20,555 options forfeited during the nine months ended September 30, 2014. We did not receive any cash from option exercises during the three or nine months ended September 30, 2014 or 2013. As of September 30, 2014, there was less than $0.1 million of unrecognized compensation cost related to non-vested stock option compensation arrangements granted under the 2010 Stock Option Plan that is expected to be recognized as a charge to earnings over a weighted-average period of 2.0 years.

Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period before giving effect to stock options, warrants or convertible securities outstanding, which are considered to be dilutive common stock equivalents. Diluted net loss per common share is calculated based on the weighted average number of common and potentially dilutive shares outstanding during the period after giving effect to convertible preferred stock and stock options.

Due to the losses for the three and nine months ended September 30, 2014 and 2013, basic and diluted loss per common share were the same, as the effect of potentially dilutive securities would have been anti-dilutive. At September 30, 2014, the only potentially dilutive securities, not included in the diluted loss per share calculation, consisted of 2.0 million warrants and 766,667 stock options, and the 8.2 million shares of Series B Preferred Stock, which are ultimately convertible into the same number of shares of our common stock. There were no other potentially dilutive securities as of September 30, 2014.

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

NOTE 10 — COMMITMENTS AND CONTINGENCIES

Contractual Agreements

New World Realty Advisors, LLC

As more fully discussed in our annual report on Form 10-K for the year ended December 31, 2013, New World Realty Advisors, LLC (“NWRA”), a former affiliate of NW Capital, was engaged to provide us with certain consulting and advisory services in connection with the development and implementation of an interim recovery and workout plan and long-term strategic growth plan. Effective May 3l, 2014, the Company terminated the consulting agreement with NWRA, although NWRA was entitled to 10% legacy asset performance fee for certain assets which were under contract for sale at the date of termination of the consulting agreement. For the nine months ended September 30, 2014 and 2013, NWRA earned a base consulting fee of approximately $0.8 million and $1.1 million, respectively. NWRA earned legacy asset fees totaling $0.3 million and zero during the three months ended September 30, 2014 and 2013, respectively, and $1.4 million and $0.2 million during the nine months ended September 30, 2014 and 2013, respectively. Legacy asset fees are included as an offset in gain on disposal of assets in the accompanying condensed consolidated statements of operations. NWRA earned an origination fee of $0.2 million during the nine months ended September 30, 2013 which was included in the basis of the asset acquired.

ITH Partners, LLC

As more fully discussed in our annual report on Form 10-K for the year ended December 31, 2013, ITH Partners, LLC (“ITH Partners”) was engaged to provide various consulting services, including: providing assistance in strategic and business development matters, performing diligence and analytical work with respect to our asset portfolio, and assisting in prospective asset purchases and sales. As described in the Current Report on Form 8-K filed on July 29, 2014, effective July 24, 2014, the Company terminated its contract with ITH Partners.

During the three months ended September 30, 2014 and 2013, we incurred consulting fees to ITH Partners of $0.1 million and $0.2 million, respectively, which are included in professional fees in the accompanying condensed consolidated statements of operations. During the nine months ended September 30, 2014 and 2013, we incurred consulting fees of $0.5 million and $0.6 million for each respective period which are included in professional fees in the accompanying condensed consolidated statements of operations. ITH Partners was also entitled to a legacy asset performance fee equal to 3% of the positive difference derived by subtracting (i) 110% of our December 31, 2010 valuation of any asset then owned by us from the (ii) the gross sales proceeds, if any, from sales of that legacy asset (on a legacy asset by asset basis without any offset for losses realized on any individual asset sales). During the three months ended September 30, 2014 and 2013, ITH Partners earned legacy asset fees totaling $0.1 million and $14,000, respectively. During the nine months ended September 30, 2014 and 2013, ITH Partners earned legacy asset fees totaling $0.9 million and $62,000, respectively, a portion of which is included as an offset in gain on disposal of assets and a portion which is included as an offset in recovery of credit losses in the accompanying consolidated statement of operations. In addition, ITH Partners is entitled to certain special payments for assistance in securing debt or equity financing with the fee ranging from .0.75% to 1.0% of the amount raised. During the three and nine month periods ended September 30, 2014 and 2013, ITH Partners earned special payments of $0.3 million for each period. Also, as described in note 9, the Company also issued a warrant to ITH Partners to purchase 1.0 million shares of the Company’s common stock at its fair value as of the date of grant, or $1.72 per share.

JCP Realty Advisors, LLC

As described in the Current Report on Form 8-K filed on July 29, 2014, on July 24, 2014, the Company entered into a Consulting Services Agreement (the “Consulting Agreement”) with JCP Realty Advisors, LLC (“JCP”), an affiliate of one of the Series B Investors, pursuant to which JCP will perform various services for the Company, including, but not limited to, advising the Company with respect to identifying, structuring, and analyzing investment opportunities, including assisting the Company manage and liquidate assets, including non-performing assets. The initial term of the Consulting Agreement is 3 years and is automatically renewable for an additional 2 years unless notice of termination is provided.

Fees consist of an annual base consulting fee of $0.6 million (subject to possible upward adjustment based on annual review by our board of directors) during the term of the Consulting Agreement. In addition to the annual base consulting fee, JCP may be

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

NOTE 10 — COMMITMENTS AND CONTINGENCIES - continued

entitled to certain fees in connection with loans made by the Company or its affiliates to persons or opportunities arising through the efforts of JCP. JCP is also entitled to payments derived from the disposition of certain assets held by the Company as of December 31, 2010, at an amount equal to 5.5% of the positive difference derived by subtracting (i) 110% of our December 31, 2010 valuation mark of that asset then owned by us from the (ii) the gross sales proceeds, if any, from sales of that asset (on a legacy asset by asset basis without any offset for losses realized on any individual asset sales). During the period ended September 30, 2014, JCP earned base consulting fees of $0.1 million and no legacy fees.

The foregoing summary is qualified in its entirety by reference to the above-referenced Current Report.

Development Services Agreements

During 2012, we entered into two development services agreements with Titan Investments, LLC ("Titan"), a third party developer, to manage the development of certain existing real estate we own. As described below, one of these agreements was terminated in January 2014. The other agreement, which was amended and extended in April 2014, relates to a planned multi-family residential housing and retail development located in the Minneapolis suburb of Apple Valley to be known as Parkside Village (the “Apple Valley Project”). The aggregate carrying value of our land assets pertaining to the Apple Valley Project totaled $5.8 million at September 30, 2014, and the estimated project development costs for Phase 1 of this project, consisting of a 196-unit multi-family residential housing development known as Gabella ("Gabella"), are expected to total $35.5 million. As described in note 11, subsequent to September 30, 2014, we secured construction financing in the amount of $24.0 million and entered into a joint venture with an affiliate of Titan to commence construction. We may seek to obtain other joint venture partners for this project to help meet minimum equity requirements under the construction loan agreement.

The second project related to a planned 600-bed student housing complex located in Tempe, Arizona. During the nine months ended September 30, 2014, management elected to sell the Tempe, Arizona property at an amount in excess of our basis of $6.4 million, which resulted in the termination of our development services agreement with Titan for this project.

Under terms of the original development services agreement relating to the Apple Valley Project, Titan was entitled to a predevelopment services fee not to exceed $0.2 million, as well as a development services fee equal to 3.0% of the total project cost, less an agreed-upon land basis of $3.0 million, as well as a post-development services fee. The amended development services agreement provides for an additional $160,000 of predevelopment fees to be paid. The post development services fee will consist of a profit participation upon sale of the Apple Valley Project ranging from 7% to 10% of the profit, depending on the amount and timing of the project’s completion and sale. Alternatively, not earlier than 15 months following the achievement of 90% occupancy for the project, Titan may elect to cause us to buy out its interest in the project. If the developer makes such an election, the post development services fee will be based on the fair market value of the project at the time of the election. The agreement is in effect until the fifth anniversary of the substantial completion of the project, as defined. If we elect not to proceed with the project prior to our acceptance of the development authorization notice, the agreement is cancelable by us with 30 day notice by us, subject to full payment of the predevelopment services fee, a $0.5 million breakage fee, and any budgeted and approved costs incurred. Titan was paid $40,000 and $120,000 during the three and nine months ended September 30, 2014, respectively under the terms of the development services agreement.

In connection with the Apple Valley Project, during the year ended December 31, 2013, we entered into a development agreement, development assistance agreement, a business subsidy agreement and other related agreements with the City of Apple Valley and related entities, the majority of which were amended in 2014. Under these agreements, we are required to commence construction by November 2014 and are subject to completion of the projects by May 2016 and other requirements. We expect to receive up to $3.2 million in tax increment financing over an extended period as well as a business subsidy totaling $1.1 million, of which we have received $0.2 million as of September 30, 2014 (as described in note 7).

In addition, during 2012, we entered into an agreement with a large Arizona homebuilder to purchase from us and develop certain residential lots in a lot take-down program over a period of five years beginning in 2013. The agreement specifies that the purchase price of each lot shall be comprised of a basic purchase price, a premium amount and a profit participation, as applicable. The fair value of the residential lots exceeds the aggregate carrying value of those assets ($6.0 million) as of September 30, 2014. The builder purchased three lots from us during the nine months ended September 30, 2014, and purchased an additional lot subsequent to September 30, 2014. If the builder does not take down the lots within the scheduled timeframe specified in the agreement, the exclusive option to purchase such lots terminates.

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

NOTE 10 — COMMITMENTS AND CONTINGENCIES - continued

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

As part of this process and with the intention of protecting or enhancing our interest in our loan and REO assets, we may, for strategic reasons, take actions, or fail to take actions, that result in a default of obligations relating to the property, some of which obligations may have a security or collateral interest in the subject real estate property. In some cases, we may be directly liable for certain of these obligations. These actions (or inactions) are intended to protect or enhance our interest in the property and in many cases relate to obligations that were incurred prior to our acquisition of the property and often relate to disputes among the various stakeholders, including the Company, regarding the amount, timing or priority of the obligations and the appropriate resolution of the various stakeholders' claims, which in many cases will result in less than a full recovery for some or all stakeholders given the distressed state of many of our REO properties. In conjunction with this strategy, as discussed in note 7, we previously placed one of our single asset subsidiaries into bankruptcy to address debt related matters associated with the subsidiary’s assets which had a carrying value of $4.8 million. This bankruptcy claim was denied in 2013 and after various appeals, we elected to withdraw our appeals during the period ended September 30, 2014 to allow for completion of the trustee sale to proceed at which time the assets were relinquished to satisfy the related liabilities, which exceeded the asset balance. As a result of this action, when the lender took title to those assets at the trustee sale, the carrying value of those assets, net of the debt obligation, accrued interest and other liabilities was charged to operations as a gain on disposal of assets in the amount of $3.3 million during the period ended September 30, 2014. In addition, since these actions (or inactions) may constitute events of default under the NW Capital loan, we have obtained and will seek to obtain a waiver in the future from NW Capital, if necessary. The Company believes that it could, if it elected to do so, settle or cure its defaults and we do not believe the losses or costs relating to any such actions would have a material adverse effect on our financial position or results of operations.

Guarantor Recovery

In December 2012, we received a favorable judgment against certain guarantors in connection with their personal guarantees on certain legacy loans on which we have since foreclosed. The amount of the judgment was for a specified principal amount plus accrued default interest at 24% annually computed on such principal amounts from January 5, 2010, which totaled $23.3 million as of September 30, 2014, plus recovery of certain collection costs. In February 2013, the parties entered into a stipulation agreement which was converted to a court order. Under the terms of the stipulation, the guarantors consented and agreed to take a number of actions including, but not limited to, providing a listing of all related business enterprises in which the guarantors hold an ownership interest for the purpose of assigning such interests to us, making a cash payment to us of $0.2 million, and delivering to us a quit claim deed to certain residential property located in Hawaii, subject to certain liens.

Due to the uncertainty of the nature and extent of the available assets of these guarantors to pay the judgment amount, we have not recorded recoveries for any amounts due under this judgment, except to the extent we have received assets without contingencies. In this regard, we recognized $0.2 million in recovery income in prior periods based on the cash payment received in March 2013 which is included in recovery of credit losses in the accompanying condensed consolidated statements of operations. In addition, we recorded as an asset the Hawaii residential property during the year ended December 31, 2013 in the amount of $3.8 million representing the estimated fair value of the property, subject to certain non-recourse liens substantially in excess of the fair value of the property. During the nine months ended September 30, 2014, we purchased two of the liens placed on the Hawaii property totaling $15 million from the counter party for a purchase price of $1.3 million. As a result of the purchase of the liens, and because the liens have only recourse to the property, we recorded these liens at their fair value which approximated the fair value of the Hawaii property. During the nine months ended September 30, 2014, we recorded recovery income of $0.4 million relating to the proceeds received from the sale of a mortgage assigned to us during the period.

As described in note 7, the Company assumed an unsecured note payable obligation in the amount of $3.18 million bearing annual interest at 3%, interest only payable monthly, maturing June 5, 2023. This note remained as an outstanding obligation of the Company as of September 30, 2014. However, a majority of the note balance is payable to certain entities affiliated with a loan

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

NOTE 10 — COMMITMENTS AND CONTINGENCIES - continued

guarantor against whom the Company has obtained the $23.3 million judgment described above. The Company obtained approval from substantially all of the other major creditors of the guarantor under this judgment as well as the court-appointed receiver to offset its liability under this $3.18 million note against the outstanding judgment. The Company and the receiver sought court approval for this offset but since we did not receive such approval as of September 30, 2014, we did not record any recovery relative to this matter during the period ended September 30, 2014. However, such approval was granted by the court subsequent to September 30, 2014, at which time the obligation under this note was legally expunged and recorded as recovery income.

We are continuing to investigate and evaluate the assets of the guarantors available to enforce the terms of the stipulation and to collect all amounts due under the judgment. However, such amounts are not determinable as of September 30, 2014 and have not been recognized as recovery income in the accompanying condensed consolidated statements of operations. Further recoveries under this and other judgments received in our favor will be recognized when realization of the recovery is deemed probable and when all contingencies relating to recovery have been resolved.

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

During the nine months ended September 30, 2014, a subsidiary of the Company received a demand for payment in the amount of $2.3 million in connection with a prior office lease between the lessor and that subsidiary. Based upon the advice of its counsel in this matter, management believes that the likelihood of loss from this claim is remote. Accordingly, no adjustment relating to this claim has been recorded.

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

NOTE 11 — SUBSEQUENT EVENTS

Construction Loan Closing
As described in the Current Report on Form 8-K filed on October 25, 2014, on October 20, 2014, the Company, through a wholly owned subsidiary, formed a joint venture with an affiliate of Titan, for the purpose of holding and developing certain real property (the “Joint Venture”). The limited liability company agreement of the Joint Venture was amended and restated to admit Titan as a joint venture partner in connection with the development of Gabella. The Joint Venture simultaneously created a wholly-owned subsidiary, IMH Gabella, LLC, (“IMH Gabella”) to hold the Gabella assets and enter into related agreements.
A wholly owned subsidiary of the Company is the managing member of, and holds a 93% ownership interest in, the Joint Venture. Titan holds a 7% ownership interest in the Joint Venture with the right to acquire an additional 3.2% profits-only interest based upon the satisfaction of certain budget and completion milestones with respect to the project. The Company has the power and authority to govern the business of the Joint Venture, subject to certain conditions. Subsequent to September 30, 2014, we contributed certain land and are expected to contribute the required equity to Joint Venture as described below. The Company is not required to make any additional capital contributions. In the event that certain specified occupancy targets are met, Titan has the right to have its interests repurchased by the Joint Venture. The Joint Venture also has certain rights to redeem Titan’s interests in the event Titan fails to exercise those put rights within a specified time. Generally, income or loss will be allocated among the members of the Joint Venture in accordance with their respective percentage interests. Upon a sale of the project, the sale proceeds shall be distributed first to the Company in an amount equal to its capital contributions less any previous distributions it may have received, and then to the members in accordance with their respective interests in the Joint Venture.
The development of the project will be funded, in part, with a construction loan in the amount of $24.0 million (the “Construction Loan”) from the Bank of the Ozarks (“Ozarks”) pursuant to a Construction Loan Agreement entered into between IMH Gabella and Ozarks, dated as of October 20, 2014. In addition to the Construction Loan, the project's development costs will be financed through an equity contribution of $11.8 million by the Company consisting of entitled land and working capital. The Project’s development costs will also be partially offset through various subsidies received from the City of Apple Valley (the “City”) including a $3.3 million tax increment financing package.
The Construction Loan is secured by a first lien mortgage on the project as well as certain adjacent parcels that are planned for future development, improvements thereon, and an assignment of rents and revenues. Unless there is an event of default, the Construction Loan bears annual interest at the greater of three-month LIBOR plus 375 basis points or 4.25%. The loan has an initial term of 3 years, provided, however, that the initial term may be extended for two additional one year terms subject to the satisfaction of certain conditions, including the payment of an extension fee equal to 0.25% of the then outstanding principal balance of the Construction Loan. Advances under the Construction Loan will commence when the Company has fully satisfied its equity funding requirement. Interest only payments on any outstanding principal commences on November 1, 2014. Monthly payments of principal and interest will commence on the earlier of (i) November 1, 2016 and (ii) the first month following stabilization (as defined in the loan agreement). The Construction Loan is subject to a completion and repayment guarantee by the Company and requires a minimum liquidity balance of $7.5 million commencing on the initial construction draw (expected to occur in the first quarter of 2015). The Construction Loan can be prepaid without penalty, provided that no prepayment is permitted unless it includes the full amount of the then accrued but unpaid interest on the amount of principal being so prepaid.
NW Capital Payment Extension
Subsequent to September 30, 2014, the Company entered into a further amendment of the Modified Loan to extend the payment date of the initial $5.0 million principal payment due on October 24, 2014 to December 24, 2014. In consideration of this extension, the Company paid an extension fee of $650,000. The extension was executed to provide the Company additional time to 1) generate additional liquidity from the anticipated closing of the sale of certain assets under executed contracts for sale, and 2) to negotiate with potential third party lenders for the payoff of the Modified Loan.
Offset of Note Payable
Subsequent to September 30, 2014, the Company obtained court approval to offset an existing obligation in the amount of $3.18 million due to a party affiliated with a guarantor against a judgment receivable from that guarantor, resulting in recovery income, as further described in note 10.

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
Forward-Looking Statements
This Form 10-Q contains forward-looking statements which relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. In some cases, you can identify forward looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “likely,” “may,” “will,” “plan,” “potential,” “should” and “would” or the negative of these terms or other comparable terminology. Forward-looking statements in this Form 10-Q include: our business strategy and liquidity plan, including our intention to dispose of a significant portion of our mortgage loans and other real estate assets in the next twelve to twenty-four months, our plans to refinance our current indebtedness at terms more favorable to the Company, and our goals and plans to invest in different real estate platforms, including consideration of opportunities to act as a sponsor and co-investor in real estate mortgages and other real estate-based vehicles, diversify our investments geographically and expand our investment capital base and pursue development activities with certain REO properties; the outcome of actions we may take, or fail to take, that result in defaults of obligations that have liens or collateral interest in our commercial mortgage loan and REO properties, including our ability to cure such defaults; our plans and the anticipated timing and results relating to our actions to foreclose on defaulted mortgage loans; trends and expectations relating to the real estate and lending markets we operate in; expected amortization period of unrecognized compensation costs; that future mortgage income will remain at minimal levels; that property taxes, costs and expenses relating to REO assets and other operating expenses may increase; that we may modify existing loans and/or subordinate our first lien position on our mortgage loans to protect our collateral and maximize our opportunity for recovery; that the concentration of our current loan portfolio will not materially change until we begin making new loans; our sources and the sufficiency of liquidity in the next twelve months; that our financial assets do not give rise to significant interest rate risk; that we may sell whole loans or participations in loans to increase our liquidity; the impact of new accounting standards; that we expect to complete the foreclosure process on our defaulted real estate mortgage loans in the next six to nine months; expectations about future derivative investments; recent trends and expectations relating to rental and hospitality and entertainment activities; that changes in our disposition strategy and related changes in classifications of such assets under GAAP could result in material impairment charges; our future liability relating to CFD and special assessment obligations; that the fair value of the collateral underlying our mortgage loans is sufficient in relation to the current carrying value of the related loans; and that we may further increase our leverage.
The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance. These beliefs, assumptions and expectations can change, and actual results and events may differ materially, as a result of many possible events or factors, not all of which are known to us or are within our control. These risk factors and uncertainties should be carefully considered by current and potential investors. Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements, and that could negatively affect our business include:

•	that we may continue to record losses;

•	that we may incur increased operating expenses;

•	that a significant portion of our loan portfolio is comprised of non-performing and distressed assets;

•	that we continue to foreclose on our remaining mortgage loan portfolio;

•	the concentration of credit risk to a particular borrower or borrower group;

•	difficulties in analyzing potential investment opportunities as a result of dislocations in the real estate market;

•	our relative inexperience in managing and developing real estate acquired through foreclosure;

•	our inability to sell our current mortgage loan and REO assets and execute our business and liquidity strategy;

•	our inability to resume our mortgage loan lending activities and grow our business;

•	risks of owning real property obtained through foreclosure;

•	the supply of commercial mortgage loans and the resulting impact on our strategy;

•	litigation;

•	our inability to retain and hire consultants and employees necessary to execute our business strategy

•	the lack of a secondary market for our loans that impairs our ability to diversify our portfolio;

•	lack of access to public and private capital markets;

•	the inability to control the administration of mortgage loans where we hold only a participation interest;

•	the short-term nature of the loans we originate;

•	risks of holding subordinated loans;

•	lender due diligence risks;

•	recent legislative initiatives;

•	government regulation;

•	failure to maintain our exemption from registration under the Investment Company Act;

•	NW Capital’s approval rights over substantial portions of our operations;

•	NW Capital loan covenants that restrict our operations and our ability to take certain actions;

•	our ability to secure joint venture partners on development projects;

•	risks related to additional borrowings;

•	that our liquidity is subject to a cash management agreement;

•	risks relating to bank repurchase agreements;

•	restrictive covenants that are contained in current and future debt agreements;

•	that defaults and foreclosures will continue relating to our assets due to economic and real estate market declines;

•	the risks our borrowers are exposed to that could impair their ability to repay our loans;

•	inability of our commercial borrowers to generate sufficient income from their operating properties to repay our loans;

•	declines in value of our real estate collateral arising from inaccurate estimates of value due to management or appraisal errors or subsequent events;

•	failure of our underwriting standards;

•	that the guarantors of our mortgage loans will have insufficient assets or resources to support their guarantees;

•	a decline in the fair value of our assets;

•	uncertainty relating to assets valued at fair value;

•	reductions in income resulting from our borrowers' refinancing their loans at lower interest rates;

•	the adverse effects on our business of increasing interest rates;

•	competition;

•	the inability of our borrowers to complete construction or development of the projects securing our loans;

•	cost-overruns and non-completion of renovation of properties underlying rehabilitation loans we make;

•	risks relating to non-Agency residential mortgage-backed securities, or subprime and Alt-A loans that we may acquire;

•	our inability to manage through the slow recovery of the real estate industry;

•	geographic concentration in our loan portfolio;

•	protection of our rights as a secured lender;

•	exposure to liability under lender liability laws;

•	inadequate insurance coverage on the REO properties we acquire;

•	hazardous substances on the REO properties we acquire;

•	our inability to utilize our built-in net operating losses;

•	continued decline in economic conditions;

•	reliance on key personnel;

•	conflicts of interest relating to existing contractual agreements;

•	additional expense for compensation of broker-dealers to eliminate contingent claims;

•	complex accounting rules;

•	our failure to maintain adequate internal controls;

•	our ability to change our business, leverage and financing strategies without stockholder consent;

•	use of liquidity to pay required preferred dividends;

•	covenants relating to the issuance of preferred stock that restrict our ability to take certain actions;

•	restrictions on the payment of dividends to common stockholders;

•	dilution resulting from future issuances of debt and equity securities;

•	provisions in our certificate of incorporation, bylaws and Delaware law that could impede or delay an acquisition of the Company; and

•	other factors listed in Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2013.

You are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date on which it was made. While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. The factors described within this Form 10-Q could affect our financial performance and could cause actual results for future periods to differ materially from any opinions or statements expressed with respect to such future periods. Except to the extent required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the events described by our forward-looking statements might not occur. We qualify any and all of our forward-looking statements by these cautionary factors. Please keep this cautionary note in mind as you read this Form 10-Q and the documents incorporated by reference into this Form 10-Q.

Overview of the Business

We are a real estate investor and finance company based in the southwest United States with over a decade of experience in various and diverse facets of the real estate lending and investment process, including origination, acquisition, underwriting, documentation, servicing, construction, enforcement, development, marketing and disposition.

The Company’s focus is to invest in, manage and dispose of commercial real estate mortgage and related investments, and to perform all functions reasonably related thereto, including developing, managing and either holding for investment or disposing of real property acquired through foreclosure, investment or other means. This focus is enhanced with the combined resources of the Company and its advisors. The Company also seeks to capitalize on opportunities to invest in selected real estate-related platforms or projects under the direction of, or in partnership with, seasoned professionals in those areas. The Company also considers opportunities to act as a sponsor, providing investment opportunities as a proprietary source of, and/or co-investor in, real estate mortgages and other real estate-based investment vehicles. Through the purchase and sale of such investments, we seek robust, risk-adjusted returns. Our strategy is designed to re-establish the Company’s access to significant investment capital by investing in a creative yet prudent manner. By increasing the level and quality of the assets in our portfolio specifically, and under management in general, we believe that the Company can grow and ultimately provide its shareholders with favorable risk-adjusted returns on investments and enhanced opportunity for liquidity.

Through our traditional credit analysis coupled with real estate valuation techniques used by developers, we have invested in real estate assets with a current carrying value of $179.5 million as of September 30, 2014, comprised of commercial real estate mortgage loans with a carrying value of $13.2 million and owned property with a carrying value of $166.3 million, the majority of which was acquired through foreclosure of related legacy mortgage loans. As of September 30, 2014, our operating properties consisted of 1) a golf course operation acquired through foreclosure in March 2012 which offers golf, spa and food and beverage operations, 2) two operating hotels acquired through deed in lieu of foreclosure in May 2013, which also offer spa and food and beverage services, and 3) before entering into a sales contract for the property during the period ended September 30, 2014, a commercial office building acquired in fiscal 2009 for which we collect rents and related income from tenants. Management continues to aggressively pursue enforcement action against current and former borrowers through foreclosure and recovery of other guarantor assets.

We regularly evaluate our portfolio assets in order to determine whether assets should be sold or held for future development or operation. During the nine months ended September 30, 2014, we sold otherwise disposed of eighteen REO assets for $59.4 million, net of selling costs, and realized a debt reduction of $8.1 million, for a net gain on disposal of assets of $17.6 million.

In addition, management continues to explore the advisability of sponsoring investment vehicles or other ventures with institutional investors in vertical market segments in which there is strong investor interest and proven expertise within the Company. Also, assuming adequate liquidity and positive market indicators, the Company expects to resume its commercial mortgage and real estate investment activities in order to increase both earning assets and assets under management and the income and value derived therefrom.

As previously disclosed in our Annual Report on Form 10-K for the period ended December 31, 2013, we commenced the Exchange Offering and the Rights Offering on February 12, 2014. Based on the final results of the Exchange Offering, 1,268,675 shares were exchanged by existing shareholders for Exchange Offering notes with a face value of $10.2 million. In addition, we issued Rights Offering notes totaling approximately $70,000 to participating accredited shareholders which were subsequently repurchased by the Company.

During the nine months ended September 30, 2014, the Company entered into a series of agreements and transactions in connection with the refinancing and restructuring of the NW Capital loan pursuant to a payoff agreement, as amended (“Payoff Agreement”), the principal terms of which were described in the Current Report on Form 8-K filed on April 9, 2014. The following summarizes certain of those agreements and transactions and is qualified in its entirety by reference to the above-referenced Current Reports:

NW Capital Loan Refinance and Restructure - pursuant to the Payoff Agreement, the Company and NW Capital entered into certain amendments to the NW Capital loan (collectively, the "Modified Loan") the principal terms of which are as follows: (1) the new maturity date is July 22, 2015 (the "Maturity Date"); (2) the conversion rights that had been held by NW Capital to convert the debt into our Series A Preferred stock were eliminated; (3) the new principal balance is $45.0 million; (4) interest accrues at 17% per annum, payable by the Company on a quarterly basis; and (5) on October 24, 2014, and no later than every 90 days thereafter until the Maturity Date, the Company is required to make payments equal to the sum of: (x) $5.0 million (which payment will be applied toward the then-outstanding principal and interest due on the Modified Loan); and (y) a fee of one percent (1)% of the then-outstanding principal balance of the Modified Loan. As a result of the material change in loan terms, the NW Capital loan was treated as a termination of the existing loan and issuance of a new loan. Under the Payoff Agreement, a total payment of $81.4 million was made to NW Capital consisting of the $45.0 million Modified Loan, $26.4 million from the issuance of preferred shares and approximately $10.0 million in cash. The Company incurred additional debt termination charges from other costs associated with the transaction, including the issuance of various equity instruments related directly to the Modified Loan. As a result of the NW Capital debt restructuring, the Company recorded a debt termination charge of $21.7 million during the three and nine months ended September 30, 2014.

Subsequent to September 30, 2014, the Company entered into a further amendment of the Modified Loan to extend the date of the initial $5.0 million principal payment from October 24, 2014 to December 24, 2014. In consideration of this extension, the Company paid an extension fee of $650,000. The extension was executed to provide the Company additional time to 1) generate additional liquidity from the anticipated closing of the sale of certain assets under contract for sale, and 2) to negotiate with potential third party lenders for the payoff of the Modified Loan.
Issuance of Series B Preferred Stock - the Company issued and sold a total of 8.2 million shares of the Company’s newly-designated Series B Cumulative Convertible Preferred Stock (Series B Preferred Stock) to certain investor groups (collectively, the "Series B Investors") in exchange for $26.4 million.
Appointment of New Chief Executive Officer - the Company entered into an executive employment agreement with Lawrence D. Bain pursuant to which Mr. Bain was appointed to serve as the Company’s Chief Executive Officer and Chairman of the Board. The Company and William Meris, the Company’s former Chief Executive Officer and President, entered into an employment separation and general release agreement pursuant to which Mr. Meris’ employment was terminated.
Operational Highlights

•	Total assets were $199.5 million as of September 30, 2014 compared to $237.4 million as of December 31, 2013.

•
Top line revenue increased by $1.3 million to $8.0 million for the three months ended September 30, 2014 from $6.7 million for the three months ended September 30, 2013. Top line revenue also increased by $9.8 million to $23.5 million for the nine months ended September 30, 2014 from $13.7 million for the nine months ended September 30, 2013.

•
We recorded $0.2 million in recoveries of credit losses during the three months ended September 30, 2014 compared to $0.7 million for the three months ended September 30, 2013. We also recorded recoveries of credit losses of $0.7 million during the nine months ended September 30, 2014 compared to $8.3 million for the nine months ended September 30, 2013.

•
We recorded gains of $5.6 million from the disposal of assets during the three months ended September 30, 2014 compared to gains on disposal of $0.3 million for the three months ended September 30, 2013. We also recorded gains of $17.6 million from the disposal of assets during the nine months ended September 30, 2014 compared to gains of $1.0 million on asset disposals for the nine months ended September 30, 2013.

•	We recorded a debt termination charge of $21.7 million during the three and nine months ended September 30, 2014 in connection with the modification of the Company's senior indebtedness.

•	We recorded cash dividends of $0.4 million and imputed dividends of $0.4 million to preferred investors for the three and nine months ended September 30, 2014.

•
Net loss for the three months ended September 30, 2014 was $22.6 million compared to a net loss of $8.2 million for the three months ended September 30, 2013. Net loss for the nine months ended September 30, 2014 was $27.1 million compared to a net loss of $15.5 million for the nine months ended September 30, 2013.

•
Basic and diluted loss per common share for the three months ended September 30, 2014 was $1.53 compared to $0.49 for the three months ended September 30, 2013. Basic and diluted loss per common share for the nine months ended September 30, 2014 was $1.74 compared to $0.92 for the nine months ended September 30, 2013.

Selected Financial Data.

The following table presents select financial and operating data for the periods indicated. The summary financial data was derived from our audited and unaudited financial statements and other financial records for the periods indicated. All dollar amounts are expressed in thousands, except share and per unit data.

	(Unaudited) As of and for the Three Months Ended September 30,		(Unaudited) As of and for the Nine Months Ended September 30,		As of and for the Year Ended December 31,
	2014	2013	2014	2013	2013

Summary balance sheet items
Cash and cash equivalents	$3,000	$1,723	$3,000	$1,723	$7,875
Restricted cash and cash equivalents	10,020	4,719	10,020	4,719	5,777
Mortgage loan principal and accrued interest	26,948	32,033	26,948	32,033	30,749
Valuation allowance	(13,759)	(17,993)	(13,759)	(17,993)	(18,208)
Mortgage loans held for sale, net	13,189	12,538	13,189	12,538	12,541
Real estate held for sale	74,950	51,775	74,950	51,775	86,562
Real estate held for development	7,603	47,765	7,603	47,765	12,262
Operating properties acquired through foreclosure	83,783	104,193	83,783	104,193	103,683
Total assets	199,471	249,770	199,471	249,770	237,401
Notes payable, special assessment obligations, capital leases and other long-term obligations	87,453	111,108	87,453	111,108	118,056
Total liabilities	97,586	133,132	97,586	133,132	131,530
Total stockholders' equity	75,105	116,638	75,105	116,638	101,000
Equity per common share	$4.93	$6.91	$4.93	$6.91	$6.00

	(Unaudited) As of and for the Three Months Ended September 30,		(Unaudited) As of and for the Nine Months Ended September 30,		As of and for the Year Ended December 31,
	2014	2013	2014	2013	2013
Summary income statement items
Operating property revenue	$6,351	$5,660	$20,077	$11,065	$17,140
Investment and other income	324	866	1,213	2,030	5,403
Mortgage loan income	1,321	201	2,191	585	783
Total revenue	7,996	6,727	23,481	13,680	23,326
Operating expenses (excluding interest expense)	32,980	10,618	55,888	24,441	38,721
Interest expense	3,454	5,224	13,043	13,913	19,176
Gain on disposal of legacy assets	(5,630)	(252)	(17,630)	(953)	(1,430)
Recovery of credit losses	(172)	(679)	(721)	(8,250)	(8,039)
Impairment of real estate owned	—	—	—	—	1,103
Total costs and expenses	30,632	14,911	50,580	29,151	49,531
Net loss	(22,636)	(8,184)	(27,099)	(15,471)	(26,205)

Earnings/Distributions per share data
Basic and diluted loss per share	$(1.53)	$(0.49)	$(1.74)	$(0.92)	$(1.55)
Dividends declared per common share	$—	$0.02	$—	$0.02	$0.02
Cash dividends on redeemable convertible preferred stock	$(0.05)	$—	$(0.05)	$—	$—
Deemed dividend on redeemable convertible preferred stock	$(0.05)	$—	$(0.05)	$—	$—

Loan related items
Note balances originated	$—	$—	$8,400	$1,085	$1,085
Number of notes originated	—	—	2	1	1
Average note balance originated	$—	$—	$4,200	$1,085	$1,085
Number of loans outstanding	8	7	8	7	7
Average loan carrying value	$1,649	$1,791	$1,649	$1,791	$1,792
% of portfolio principal – fixed interest rate	53.0%	42.5%	53.0%	42.5%	42.9%
% of portfolio principal – variable interest rate	47.0%	57.5%	47.0%	57.5%	57.1%
Weighted average interest rate – all loans	10.00%	12.1%	10.00%	12.1%	12.1%
Principal balance % by state:
Arizona	15.2%	0.2%	15.2%	0.2%	0.2%
California	54.5%	50.9%	54.5%	50.9%	49.0%
Utah	30.3%	—	30.3%	—	50.8%
Other	—	48.9%	—	48.9%	—
Total	100.0%	100.0%	100.0%	100.0%	100.0%

Credit Quality
Interest payments over 30 days delinquent	311	401	311	401	400
Principal balance of loans past scheduled maturity, gross	18,585	24,773	18,585	24,773	25,307
Principal balance of loans past scheduled maturity, net	4,827	6,779	4,827	6,779	6,829
Carrying value of loans in non accrual status	4,827	6,779	4,827	6,779	6,829
Valuation allowance	(13,759)	(17,993)	(13,759)	(17,993)	(18,208)
Valuation allowance as % of outstanding loan principal and interest	51.1%	58.9%	51.1%	58.9%	59.2%
Net charge-offs	$—	$—	$—	$26,907	$26,907

Results of Operations for the Three and Nine Months Ended September 30, 2014 and 2013

Revenues (dollars in thousands)
	Three Months Ended September 30,				Nine Months Ended September 30,
Revenues:	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
Operating Property Revenue	$6,351	$5,660	$691	12.2%	$20,077	$11,065	$9,012	81.4%
Investment and Other Income	324	866	(542)	(62.6)%	1,213	2,030	(817)	(40.2)%
Mortgage Loan Income, Net	1,321	201	1,120	557.2%	2,191	585	1,606	274.5%
Total Revenue	$7,996	$6,727	$1,269	18.9%	$23,481	$13,680	$9,801	71.6%

Operating Property Revenue. During the nine months ended September 30, 2014, our operating properties consisted of 1) a commercial office building acquired through foreclosure in 2009 for which we collect rents and related income from tenants, 2) a golf course operation acquired through foreclosure in March 2012 which offers golf, spa and food and beverage operations, and 3) two operating hotels acquired through deed in lieu of foreclosure in May 2013, which also offer spa and food and beverage services. During the three months ended September 30, 2014, operating property revenue was $6.4 million compared to $5.7 million for the three months ended September 30, 2013, an increase of $0.7 million, or 12.2%. During the nine months ended September 30, 2014, operating revenues was $20.1 million compared to $11.1 million for the nine months ended September 30, 2013, an increase of $9.0 million or 81.4%. The increase in operating property revenue is primarily attributed to the acquisition of the two operating hotels acquired in May 2013. In the quarter ended September 30, 2014, the Company entered into an agreement to sell its commercial office building, which sale is expected to close in the fourth quarter of 2014.

Investment and Other Income. Investment and other income is comprised of interest and gains earned on non-mortgage investments, including interest earned on other notes receivable, and other investment related income. For the three months ended September 30, 2014, investment and other income was $0.3 million compared to $0.9 million for the three months ended September 30, 2013 a decrease of $0.5 million, or 62.6%. During the nine months ended September 30, 2014, investment and other income was $1.2 million as compared to $2.0 million during the nine months ended September 30, 2013, a decrease of $0.8 million, or 40.2%. The investment and other income for the three and nine months ended September 30, 2014 is attributable primarily to the fees earned for a limited guarantee provided by the Company in connection with a $15 million preferred equity investment that we made in the first quarter of 2013 and sold in the fourth quarter of 2013. The investment and other income earned during the three and nine months ended September 30, 2013 is attributable primarily to the income recognized under the terms of the above-referenced preferred equity investment for which we were entitled to a 15% preferred annual return, as well as a 1.5% exit fee based on the fair market value of the portfolio assets.

Mortgage Loan Income. For the three months ended September 30, 2014, income from mortgage loans was $1.3 million, an increase of $1.1 million, or 557.2%, from $0.2 million for the three months ended September 30, 2013. For the nine months ended September 30, 2014, income from mortgage loans was $2.2 million compared to $0.6 million for the nine months ended September 30, 2013, an increase of $1.6 million, or 274.5%. The year-over-year increase in mortgage loan income is partially attributable to the higher average balance for the income-earning portion of our loan portfolio. While the total loan portfolio principal and interest outstanding was $26.9 million at September 30, 2014 compared to $30.0 million at September 30, 2013, the performing loan balance was only $8.4 million and $5.6 million for the same periods, respectively. Additionally, the average portfolio coupon interest rate for income earning assets was 7.0% per annum at September 30, 2014, compared to 12.5% per annum at September 30, 2013. In addition, during the nine months ended September 30, 2014, we modified one loan under the terms of a court-approved order in which the Company accepted, in lieu of cash payment, certain assets with an aggregate estimated fair value of approximately $4.0 million, and established the remaining loan balance principal at $4.0 million. The modification was deemed to be a troubled debt restructuring primarily because the total amount to be collected was below the contractual amount otherwise due under the loan when considering contractual default interest due under the original loan terms (none of which was recorded by the Company). The failure to collect the full amount of default interest was deemed to be a concession under applicable accounting guidance. As a result, the fair value of the assets received was treated as a principal reduction under the loan and the carrying value was recorded at the remaining net balance of approximately $2.9 million (rather than the contractual balance of $4.0 million). The difference between the remaining net balance and the contractual amount due upon maturity is being amortized as an adjustment to yield (i.e., interest income) over the remaining term of the loan which matured September 30, 2014, resulting in an approximate annualized yield of 203% on the loan and accounting for the majority of the increase in mortgage income.

In the absence of acquiring or originating new loans, we anticipate mortgage income to remain at minimal levels and potentially decrease in the near term. Mortgage loan originations during the three and nine months ended September 30, 2014 and 2013 were limited to partial financings in connection with the sale of REO assets. During the nine months ended September 30, 2014, in connection with the sale of certain REO assets, we financed two new loans with an aggregate principal balance of $8.4 million and an average interest rate of 7.0%. Similarly, during the nine months ended September 30, 2013, in connection with the sale of an REO asset, we financed one new loan with an aggregate principal balance of $1.1 million and interest rate of 12.5%.

Costs and Expenses (dollars in thousands)

	Three Months Ended September 30,				Nine Months Ended September 30,
Expenses:	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
Operating Property Direct Expenses (exclusive of Interest and Depreciation)	$5,572	$4,904	$668	13.6%	$16,815	$9,402	$7,413	78.8%
Expenses for Non-Operating Real Estate Owned	481	410	71	17.3%	1,627	1,336	291	21.8%
Professional Fees	890	1,992	(1,102)	(55.3)%	6,251	5,478	773	14.1%
General and Administrative Expenses	3,582	1,485	2,097	141.2%	6,739	4,201	2,538	60.4%
Interest Expense	3,454	5,224	(1,770)	(33.9)%	13,043	13,913	(870)	(6.3)%
Debt Termination Charge	21,658	—	21,658	N/A	21,658	—	21,658	N/A
Depreciation and Amortization Expense	797	987	(190)	(19.3)%	2,798	2,062	736	35.7%
Settlement and Related Costs	—	840	(840)	(100.0)%	—	1,962	(1,962)	(100.0)%
Gain on Disposal of Assets	(5,630)	(252)	(5,378)	2,134.1%	(17,630)	(953)	(16,677)	1,749.9%
Recovery of Credit Losses	(172)	(679)	507	(74.7)%	(721)	(8,250)	7,529	(91.3)%
Total Costs and Expenses	$30,632	$14,911	$15,721	105.4%	$50,580	$29,151	$21,429	73.5%

Operating Property Direct Expenses (exclusive of Interest and Depreciation). For the three months ended September 30, 2014, operating property direct expenses were $5.6 million, an increase of $0.7 million or 13.6% from $4.9 million for the three months ended September 30, 2013. For the nine months ended September 30, 2014 operating property direct expenses were $16.8 million, an increase of $7.4 million or 78.8% from $9.4 million for the nine months ended September 30, 2013.The increase in operating property direct expenses is primarily attributable to the acquisition of two operating hotels in May 2013 as previously described.

Expenses for Non-Operating Real Estate Owned. Such expenses include property taxes, home owner association (HOA) dues, utilities, and repairs and maintenance, as well as other carrying costs pertaining to non-operating properties. For the three months ended September 30, 2014, expenses for non-operating real estate owned assets were $0.5 million, an increase of $0.1 million, or 17.3% from $0.4 million for the three months ended September 30, 2013. For the nine months ended September 30, 2014, expenses for non-operating real estate owned assets were $1.6 million, an increase of $0.3 million, or 21.8% from $1.3 million for the nine months ended September 30, 2013. The increase is attributable to higher HOA dues, insurance and licensing costs.

Professional Fees. For the three months ended September 30, 2014, professional fees expense totaled $0.9 million, a decrease of $1.1 million, or 55.3%, from $2.0 million for the three months ended September 30, 2013. For the nine months ended September 30, 2014, professional fees expense totaled $6.3 million, an increase of $0.8 million, or 14.1%, from $5.5 million for the nine months ended September 30, 2013. The decrease in professional fees for the three month period ended September 30, 2014 is attributed to the year over year change arising from enforcement activity against certain guarantors, coupled with the classification of various legal fees in 2014 recorded as debt termination costs. The increase in professional fees for the nine month period is primarily attributed to increased professional fees incurred during the first two quarters of 2014 for increased enforcement activity against certain guarantors, and professional fees associated with the various purchase and sales transactions described elsewhere in this Report.

General and Administrative Expenses. For the three months ended September 30, 2014, general and administrative expenses were $3.6 million, an increase of $2.1 million, or 141.2%, from $1.5 million for the three months ended September 30, 2013. For the nine months ended September 30, 2014, general and administrative expenses were $6.7 million, an increase of $2.5 million, or 60.4%, from $4.2 million for the nine months ended September 30, 2013. The increase in general and administrative costs is primarily attributed to higher compensation expense incurred during the three months ended September 30, 2014 due to certain one-time charges and other new charges including a) approximately $1.5 million in severance pay and related benefits to the former CEO, b) amortized stock based compensation relating to the grant of restricted stock to the CEO and CFO, c) the compensation payable to our non-employee directors, d) an employee hire in late 2013, and e) increased travel and related costs related to investment and financing transactions.

Interest Expense. For the three months ended September 30, 2014, interest expense was $3.5 million as compared to $5.2 million, a decrease of $1.8 million or 33.9% over the comparable period in 2013. For the nine months ended September 30, 2014, interest expense was $13.0 million compared to $13.9 million for the nine months ended September 30, 2013, a decrease of $0.9 million, or 6.3%. The decrease is attributed primarily to the paydown of the NW Capital loan in July 2014 and the payoff of other indebtedness in early 2014, coupled with the assumption of a $24.7 million note payable assumed in May 2013 in connection with the acquisition of the operating hotel properties and other debt assumed in connection with the acquisition of certain assets, and offset by interest on the exchange offering notes.

Debt Termination Charge. As described in note 7 of the accompanying condensed consolidated financial statements, in mid-2014, the Company and NW Capital entered into certain amendments to the NW Capital loan resulting in a material change in loan terms. For accounting purposes, the payoff of the NW Capital loan was treated as a termination of the existing loan and issuance of a new loan. As a result of the NW Capital debt restructuring, the Company recorded a debt termination charge of $21.7 million during the three and nine months ended September 30, 2014.

Depreciation and Amortization Expense. For the three months ended September 30, 2014, depreciation and amortization expense was $0.8 million, a decrease of $0.2 million, or 19.3%, from $1.0 million for the three months ended September 30, 2013. The decrease is primarily attributed to the reclassification of one of our operating properties to held for sale during the three months ended September 30, 2014 and the resulting cessation of depreciation expense on that property. For the nine months ended September 30, 2014, depreciation and amortization expense was $2.8 million, an increase of $0.7 million or 35.7% from $2.1 million for the nine months ended September 30, 2013. The overall increase in the nine month period is primarily attributed to a full nine months of depreciation resulting from the acquisition of the two operating hotels and related depreciable assets in May 2013.

Settlement and Related Costs. Settlement and related costs include settlement amounts, as well as associated legal, professional and other costs relating specifically to the defense of shareholder related claims that were settled in late 2013. During the three and nine months ended September 30, 2014, we recorded no settlement related costs, as compared to $0.8 million and $2.0 million for the three and nine months ended September 30, 2013, respectively.

Gain on Disposal of Assets. For the three months ended September 30, 2014 and 2013, gain on the disposal of assets totaled $5.6 million and $0.3 million, respectively, representing an increase of $5.4 million for the quarter ended September 30, 2014. During the nine months ended September 30, 2014, we sold otherwise disposed of eighteen REO assets (or portions thereof) for $59.4 million (net of selling costs). Also, during nine months ended September 30, 2014, we surrendered certain REO assets with a carrying value of $4.8 million in satisfaction of related liabilities totaling $8.1 million, resulting in a gain on disposal of $3.3 million. The total gain on disposal for the nine months ended September 30, 2014 was $17.6 million. During the nine months ended September 30, 2013, we sold six REO assets (or portions thereof) for $7.6 million (net of selling costs) resulting in a net gain of $1.0 million.

Provision for (Recovery of) Credit Losses. For loan assets, we perform a valuation analysis of the underlying collateral to determine the extent of provisions for credit losses required for such assets. For the three and nine months ended September 30, 2014, we recorded no non-cash provision for or recovery of credit losses recorded based on our valuation analysis. For the three and nine months ended September 30, 2014, we recorded $0.2 million and $0.7 million, respectively, all of which related to cash and other asset collections from certain guarantors for which an allowance for credit loss had been previously recorded. For the three and nine months ended September 30, 2013, we recorded recoveries of credit losses totaling $0.7 million and $8.3 million, respectively. Of the $8.3 million, $7.0 million consists of non-cash recoveries based on our valuation analysis of our loan and REO portfolio during the nine months ended September 30, 2013, and related specifically to the improved value for the hotel operations and the pricing and absorption assumptions for the residential lots acquired through foreclosure. The improved value was reflective of improved operating results and improved relevant market conditions. In addition, we recorded recoveries of credit losses of $0.7 million and $1.5 million during the three and nine months ended September 30, 2013, respectively, relating to cash and other asset collections from certain guarantors for which an allowance for credit loss had been previously recorded.

Loan Activities, and Loan and Borrower Attributes

Lending Activities

As of September 30, 2014, our loan portfolio consisted of eight first lien mortgage loans with an aggregate carrying value of $13.2 million. In comparison, as of December 31, 2013, our loan portfolio consisted of seven first mortgage loans with an aggregate carrying value of $12.5 million. Given the non-performing status of the majority of our loan portfolio and the suspension of significant lending activities, there has been limited loan activity during the period ended September 30, 2014. During nine months ended September 30, 2014, we originated two loans totaling $8.4 million in connection with the financing of a portion of the sale of certain REO assets. In addition, in connection with a loan modification, we acquired two loans with an estimated fair value of $0.9 million (as well as title to certain real estate assets as described below) in partial satisfaction of an existing mortgage loan balance. During the nine months ended September 30, 2014, we received $5.7 million in principal payoffs of two loans. During the nine months ended September 30, 2013, we originated one loan in the principal amount of $1.1 million in connection with the partial financing of the sale of an REO asset. As of September 30, 2014 and December 31, 2013, the valuation allowance represented 51.1% and 59.2%, respectively, of the total outstanding loan principal and interest balances.

Changes in our Loan Portfolio Profile

Because our loan portfolio consisted of only eight loans at September 30, 2014 and seven loans at December 31, 2013, we expect little change in the portfolio profile in future periods until we resume lending activities on a meaningful level. Since October 2008, we have elected to suspend the origination and funding of any new loans. Accordingly, our ability to change the composition of our loan portfolio is limited. In addition, in connection with seeking to preserve our collateral, certain existing loans have been modified, sometimes by extending maturity dates, and, in the absence of available credit financing to repay our loans, we may modify additional loans in the future or foreclose on those loans.

Loan Modifications
During the nine months ended September 30, 2014, we modified one loan under the terms of a court-approved order in which the Company accepted, in lieu of cash payment, certain assets with an aggregate estimated fair value of $4.0 million, and established the remaining loan balance principal at $4.0 million. Under the modification, (a) the estimated fair value of the assets received and the newly established loan balance exceeded the carrying value of the loan at the time of modification, (b) the interest rate on the loan was increased from 12.0% to 16.25%, and (c) the Company received additional collateral. The modification, however, is deemed to be a troubled debt restructuring primarily because the total amount to be collected was below the contractual amount otherwise due under the loan when considering contractual default interest due under the original loan terms (none of which was recorded by the Company). The failure to collect the full amount of default interest was deemed to be a concession under applicable accounting guidance. As a result, the fair value of the assets received was treated as a principal reduction under the loan and the carrying value was recorded at the remaining net balance of approximately $2.9 million (rather than the contractual balance of $4.0 million). The difference between the remaining net balance and the contractual amount due upon maturity was being amortized as an adjustment to yield (i.e., interest income) over the remaining term of the loan which matured (and defaulted) on September 30, 2014.
Geographic Diversification

At September 30, 2014, our mortgage loans consist of loans where the primary collateral is located in Arizona, California and Utah. The concentration of our loan portfolio in Arizona and California, geographic markets where real estate values were severely impacted by the decline in the real estate market in 2008 through 2010, totaled 69.7% and 49.2% at September 30, 2014 and December 31, 2013, respectively. Since we have suspended funding new loans, our ability to diversify the geographic aspect of our loan portfolio remains significantly limited. The change year over year in the geographic diversification of our loans is primarily attributed to the foreclosure and transfer of loans to REO assets.

See “Note 3 – Mortgage Investments, Loan Participations and Loan Sales” in the accompanying condensed consolidated financial statements and Item 2. - "Selected Financial Data" for additional information regarding the geographic diversification of our loan portfolio.

Interest Rate Information

Our loan portfolio includes loans that carry variable and fixed interest rates. All variable interest rate loans are indexed to the Prime Rate with interest rate floors. At September 30, 2014 and December 31, 2013, the Prime Rate was 3.25% per annum.

The majority of our loans are in non-accrual status. At September 30, 2014, two of our eight loans were performing and had principal balances totaling $8.4 million and a weighted average contractual interest rate of 7.0%. At December 31, 2013, two of our seven loans were performing and had principal balances totaling $5.6 million and a weighted average interest rate of 12.5%. For additional discussion regarding the impact of pro forma increases or decreases in the Prime Rate, see “Quantitative and Qualitative Disclosures about Market Risk” located elsewhere in this Form 10-Q.

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

As of September 30, 2014, the original projected end-use of the collateral under our loans was comprised of 68.5% residential, 27.3% mixed-use and 4.2% commercial. As of December 31, 2013, the original projected end-use of the collateral under our loans was comprised of 85.2% residential and 14.8% mixed-use.

See “Note 3 – Mortgage Investments, Loan Participations and Loan Sales” in the accompanying consolidated financial statements and, Item 2. - "Selected Financial Data" for additional information regarding the classification of our loan portfolio.

Changes in the Portfolio Profile — Scheduled Maturities

As of September 30, 2014, the outstanding principal and interest balance of mortgage loans, net of the valuation allowance, have scheduled principal paydowns or maturities within the next several years as follows:

Quarter	Principal and Interest Outstanding	Percent
Matured	$18,585	69.0%
Q3 2015	7,249	26.9%
Q1 2017	600	2.2%
Q1 2020	514	1.9%
Total	26,948	100.0%
Less: Valuation Allowance	(13,759)
Net Carrying Value	$13,189

Of the total of matured loans as of September 30, 2014, 75% of loan principal and interest matured during the year ended December 31, 2008 and 25% matured during the nine months ended September 30, 2014.

See “Note 3 – Mortgage Investments, Loan Participations and Loan Sales” in the accompanying consolidated financial statements and, Item 2. - "Selected Financial Data" for additional information regarding loan modifications.

Operating Properties and Real Estate Held for Development or Sale

At September 30, 2014, we held total REO assets of $166.3 million, of which $7.6 million were held for development, $75.0 million were held for sale, and $83.8 million were held as operating properties. At December 31, 2013, we held total REO assets of $202.5 million, of which $12.3 million were held for development, $86.6 million were held for sale, and $103.7 million were held as operating properties. These properties are located in California, Texas, Arizona, Minnesota, New Mexico and Utah.

We acquired one REO asset through foreclosure during the nine months ended September 30, 2014 with a carrying value of $0.5 million. Also, during the nine months ended September 30, 2014, in connection with the loan modification described above, we were granted title to two real estate land assets with an estimated fair value totaling $3.5 million in partial satisfaction of an existing mortgage loan. In addition, during the nine months ended September 30, 2014, we purchased certain residential parcels in a master planned residential community that was located contiguous to other parcels previously acquired by the Company through foreclosure. The aggregate cost basis of the newly acquired parcels was $9.4 million. Shortly after the purchase of these assets, we sold the entire aggregation of the new and previously owned parcels to a homebuilder for a net sales price of $19.0 million and realized a net gain of approximately $5.6 million. Also during nine months ended September 30, 2014, we surrendered certain REO assets with a carrying value of $4.8 million in satisfaction of related liabilities totaling $8.1 million, resulting in a gain on disposal of $3.3 million. During the nine months ended September 30, 2014, we sold otherwise disposed of eighteen REO assets (or portions thereof), including the sale of the aggregated assets described above, for $59.4 million (net of selling costs), of which we financed $8.4 million, and realized a reduction of $8.1 million in liabilities, resulting in a total net gain during the period of approximately $17.6 million. During the nine months ended September 30, 2013, we sold six REO assets (or portions thereof) for $7.6 million (net of selling costs), of which we financed $1.1 million, for a gain of $1.0 million.

In addition, during the nine months ended September 30, 2014, we transferred one REO asset that was previously held for sale to REO held for development based on management’s plan to develop the property into a multi-family residential project. Subsequent to September 30, 2014, we secured $24.0 million in construction financing in connection with this project. Also, during the nine months ended September 30, 2014, we entered into a contract to sell our commercial office building previously accounted for as an operating property, which is now classified as REO held for sale. This sale transaction is expected to close in the fourth quarter of 2014.

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

Important Relationships Between Capital Resources and Results of Operations

Summary of Existing Loans in Default

At September 30, 2014, six of our eight loans, with a combined carrying value of $4.8 million, were in default. Of the 5 loans that were in default at December 31, 2013, four remained in default status as of September 30, 2014, one was removed upon foreclosure and transferred to REO. During the nine months ended September 30, 2014, two loans assigned to us in connection with the loan modification previously described were added to loans in default. We are exercising enforcement action which could lead to foreclosure or other disposition upon the remaining loans in default. However, the completion and/or timing of foreclosure on the remaining loans is dependent on several factors, including applicable states statutes, potential bankruptcy filings by the borrowers, and our ability to negotiate a deed-in-lieu of foreclosure.

See “Note 3 – Mortgage Investments, Loan Participations and Loan Sales” in the accompanying condensed consolidated financial statements and, Item 2. - "Selected Financial Data" for additional information regarding loans in default.

Valuation Allowance and Fair Value Measurement of Loans and Real Estate Held for Sale

A discussion of our valuation allowance, fair value measurement and summaries of the procedures performed in connection with our fair value analysis as of September 30, 2014, is presented in note 6 of the accompanying condensed consolidated financial statements.

Based on our analysis of macro market and economic conditions, market confidence appears to have leveled off in recent months in numerous markets in which our assets are located as evidenced by stabilized sales activity and pricing. Based on the results of our evaluation and analysis, during the three and nine months ended September 30, 2014, we recorded no non-cash provision for credit losses on our loan portfolio. However, we recorded other net recoveries of credit losses of $0.2 million and $0.7 million during the three and nine months ended September 30, 2014, respectively, relating to the collection of cash and other assets from guarantors on certain legacy loans. In addition, we recorded no impairment of real estate owned during the three and nine months ended September 30, 2014.

We recorded no provision for credit losses during the three months ended September 30, 2014 and we recorded non-cash recoveries of credit losses on our loan portfolio in the amount of $7.0 million for the nine months ended September 30, 2013, due to the improved value for the hotel operations and residential lots acquired through foreclosure in the second quarter of 2013. In addition, during the three and nine months ended September 30, 2013, we recorded net cash and asset recoveries of $0.7 million and $1.5 million, respectively, due to the collection of cash and other assets from guarantors on certain legacy loans. We recorded no impairment of real estate owned during the three or nine months ended September 30, 2013. As of September 30, 2014 and December 31, 2013, the valuation allowance totaled $13.8 million and $18.2 million, respectively, representing 51.1% and 59.2%, respectively, of the total outstanding loan principal and accrued interest balances.

Leverage to Enhance Yields

We have not historically employed a significant amount of leverage to enhance our investment yield. We may, however, employ such leverage in the future if deemed appropriate.

Current and Anticipated Borrowings and Activity

During the nine months ended September 30, 2014, we repaid a $10.0 million note payable that matured in February 2014 primarily using proceeds from asset sales.

In addition, during the nine months ended September 30, 2014, we purchased certain parcels of land in a master planned residential community with an aggregate cost basis of $9.4 million, which were subsequently sold. In connection with the purchase of these properties, we assumed certain notes payable the terms and current disposition of which are as follows:

•	$1.45 million note bearing annual interest at 5%, secured by the underlying collateral property. This note was repaid in full upon sale of the related property.

•	$3.25 million note bearing annual interest at 10%, secured by the underlying collateral property. This note was repaid in full upon sale of the related property.

•
$3.18 million note bearing annual interest at 3%, interest only payable monthly, unsecured, maturing June 5, 2023. This note remained as an outstanding obligation of the Company as of September 30, 2014. A majority of the note balance is payable to certain entities affiliated with a loan guarantor against whom the Company has obtained a judgment. As a result, the Company sought court approval to offset this liability against the outstanding judgment, which was granted by the court subsequent to September 30, 2014, at which time the legal obligation under this note was expunged and recorded as recovery income.

During the nine months ended September 30, 2014, we completed the Exchange Offering and the Rights Offering previously described in this Report pursuant to which we issued approximately $10.2 million of 4% Exchange Offering notes and approximately $70,000 of 17% Rights Offering notes. During the three months ended September 30, 2014, we repurchased and retired the Rights Offering notes in full in connection with the NW Capital loan restructure described below.

Also during the nine months ended September 30, 2014, the Company entered into a series of agreements and transactions in connection with the partial refinancing and restructuring of the NW Capital loan pursuant to a payoff agreement, as amended (“Payoff Agreement”). Pursuant to the Payoff Agreement, the Company and NW Capital entered into certain amendments to the NW Capital loan (collectively, the "Modified Loan") the principal terms of which are as follows: (1) the new maturity date is July 22, 2015 (the "Maturity Date"); (2) the conversion rights that had been held by NW Capital to convert the debt into our Series A Preferred stock were eliminated; (3) the new principal balance is $45.0 million; (4) interest accrues at 17% per annum, payable by the Company on a quarterly basis; and (5) on October 24, 2014, and no later than every 90 days thereafter until the Maturity Date, the Company is required to make payments equal to the sum of: (x) $5.0 million (which payment will be applied toward the then-outstanding principal and interest due on the Modified Loan); and (y) a fee of one percent (1)% of the then-outstanding principal balance of the Modified Loan. As a result of the material change in loan terms, the NW Capital loan was treated as a termination of the existing loan and issuance of a new loan. Under the Payoff Agreement, a total payment of $81.4 million was made to NW Capital consisting of the $45.0 million Modified Loan, $26.4 million from the issuance of preferred shares and approximately $10.0 million in cash. The Company incurred additional debt termination charges from other costs associated with the transaction, including the issuance of various equity instruments related directly to the ModifiedLoan. As a result of the NW Capital debt restructuring, the Company recorded a debt termination charge of $21.7 million during the three and nine months ended September 30, 2014. The restructure and partial refinance of the NW Capital loan are considered to be the first step in a two-step overall refinancing strategy, the primary objective of which is to reduce the Company’s current and future annual interest expense and related costs, in order to improve the Company’s overall liquidity.

Subsequent to September 30, 2014, the Company entered into a further amendment of the Modified Loan to extend the payment date of the initial $5.0 million principal payment from October 24, 2014 to December 24, 2014.
Subsequent to September 30, 2014, the Company, through a wholly owned subsidiary, formed a joint venture in connection with the development of Gabella. The development of the project will be funded, in part, with a construction loan in the amount of $24.0 million (the “Construction Loan”) from the Bank of the Ozarks (“Ozarks”) pursuant to a Construction Loan Agreement entered into between IMH Gabella and Ozarks, dated as of October 20, 2014. In addition to the Construction Loan, the project's development cost will be financed through an equity contribution of $11.8 million by the Company consisting of entitled land and working capital. The project’s development costs will also be partially offset through various subsidies received from the City of Apple Valley (the “City”) including a $3.3 million tax increment financing package.
The Construction Loan is secured by a first lien mortgage on the project as well as certain adjacent parcels that are planned for future development, improvements thereon, and an assignment of rents and revenues. The Construction Loan bears annual interest at the greater of 1) three-month LIBOR plus 375 basis points, or 2) 4.25%. The loan has an initial term of three years, provided, however, that the initial term may be extended for two additional one-year terms subject to the satisfaction of certain conditions. Advances under the Construction Loan will commence when the Company has fully satisfied its equity funding requirement. Interest only payments on any outstanding principal commences on November 1, 2014. Monthly payments of principal and interest will commence on the earlier of (i) November 1, 2016 and (ii) the first month following stabilization (as defined in the loan agreement). The Construction Loan is subject to a completion and repayment guarantee by the Company and requires a minimum liquidity balance of $7.5 million commencing on the initial construction draw (expected to occur in the first quarter of 2015).
See "Note 7 – Debt, Notes Payable, and Special Assessment Obligations” in the accompanying condensed consolidated financial statements for further information regarding notes payable activity.

Off-Balance Sheet Arrangements
As of September 30, 2014 and December 31, 2013, we did not have any off-balance sheet arrangements.

Liquidity and Capital Resources
We require liquidity and capital resources to acquire and originate our target assets, as well as for costs, expenses and general working capital needs, including maintenance, development costs and capital expenditures for our operating properties, properties under development and non-operating REO assets, professional fees, general and administrative operating costs, loan enforcement costs, borrowing costs, litigation and related costs, debt service payments on borrowings, and dividends. We expect our primary sources of liquidity over the next twelve months to consist of our current cash and restricted cash balances, revenues from operating properties, proceeds from borrowings, proceeds from the disposition of our existing loan and REO assets held for sale, and proceeds from the previous and future issuance of equity securities.

At September 30, 2014, we had cash and cash equivalents of $3.0 million and restricted cash and cash equivalents of $10.0 million, as well as loans held for sale totaling $13.2 million and REO held for sale of $75.0 million. The proceeds from these items, coupled with revenues generated from our operating properties, and proceeds from the issuance of debt and equity securities, comprise our primary sources of liquidity and we believe they are sufficient to cover our liquidity needs over the next twelve months. However, there is no assurance that we will be successful in selling existing real estate assets in a timely manner or in obtaining additional financing, if needed, to sufficiently fund future operations or to implement our investment strategy. Further, each sale requires the approval of the holders of NW Capital. Our failure to generate sustainable earning assets and successfully liquidate a sufficient number of our loans and real estate assets, including receiving approval from our lender of such liquidations, may have a material adverse effect on our business, results of operations and financial position.
Our requirements for and sources of liquidity and capital resources are described in more detail in our Annual Report on Form 10-K for the year ended December 31, 2013. There have been no material changes to our requirements for liquidity as of and for the nine months ended September 30, 2014, except as it pertains to the contemplated refinancing of the NW Capital loan.
Cash Flows
Cash Used In Operating Activities
Cash used in operating activities was $18.2 million for the nine months ended September 30, 2014 compared to $13.9 million for the nine months ended September 30, 2013. Cash flows from operating activities includes cash generated from operating property revenues, investment and other income, and mortgage income from our loan portfolio, offset by amounts paid for operating property expenses, property taxes and other operating costs for REO assets, professional fees, general and administrative expenses and other expenses, as well as interest on our notes payable.
Cash Provided By (Used in) Investing Activities
Net cash provided by investing activities was $52.0 million for the nine months ended September 30, 2014 compared to cash used in investing activities of $4.7 million for the nine months ended September 30, 2013. Primary sources of cash from investing activities for 2014 included $51.0 million from sales of REO assets and $5.7 million from mortgage loan repayments, offset by $4.7 million in various investments in real estate properties owned. Net cash used in investing activities in 2013 was primarily due to a preferred equity investment made during the period totaling $15.0 million and $2.5 million of capitalized foreclosure costs related to the recovery of the Sedona assets, offset by $8.6 million in mortgage loan repayments and proceeds from asset sales and recoveries of $6.5 million.
Cash Provided by (Used in) Financing Activities
Net cash used in financing activities was $38.6 million for the nine months ended September 30, 2014 compared to cash provided by financing activities in $17.2 million for the nine months ended September 30, 2013. During the nine months ended September 30, 2014, we repaid notes payable totaling $19.0 million, and experienced an increase in restricted cash of $4.2 million. During the nine months ended September 30, 2013, we secured note proceeds totaling $10.2 million and experienced a decrease in restricted cash of $10.2 million, which was offset by debt issuance costs of $1.1 million, repayments of notes payable of $1.3 million and dividends paid of $0.8 million.
Critical Accounting Policies
Our critical accounting policies are disclosed in our previously filed Annual Report on Form 10-K for the fiscal year ended December 31, 2013.  As of September 30, 2014, there have been no significant changes in our critical accounting policies from December 31, 2013, except as disclosed in note 2 of the unaudited condensed consolidated financial statements included in this Form 10-Q.

Recent Accounting Pronouncements
For information regarding recent accounting pronouncements that are applicable to us, see Note 2 to our unaudited condensed consolidated financial statements included with this Form 10-Q.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our quantitative and qualitative disclosures about market risk are disclosed in our previously filed Annual Report on Form 10-K for the year ended December 31, 2013.  As of September 30, 2014, there have been no significant changes in our market risks from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

Interest Rate Risk

Because our two performing loans are fixed rate loans and the remaining principal balances of our loans are in non-accrual status as of September 30, 2014, changes in weighted average interest rates for our loan portfolio have little impact on interest income. As of December 31, 2013, 81.4% of the principal balance of our loans was in non-accrual status.
The following tables contain information about our mortgage loan principal and interest balances as of September 30, 2014, presented separately for fixed and variable rates and the calendar quarters in which such mortgage investments mature:

	Matured	Q3 2015	Q3 2017	Q1 2020	Total
	(in thousands)
Loan Rates:
Variable	$12,679	$—	$—	$—	$12,679
Fixed	5,906	7,249	600	514	14,269
Principal and interest outstanding	$18,585	$7,249	$600	$514	26,948
Less: Valuation Allowance					(13,759)
Net Carrying Value					$13,189

As of September 30, 2014, we had cash and cash equivalents totaling $3.0 million and restricted cash of $10.0 million (collectively, 6.5% of total assets), respectively, all of which were held in bank accounts, highly liquid money market accounts or short-term certificates of deposit. We have historically targeted between 3%-5% of the principal balance of our outstanding portfolio loans to be held in such accounts as a working capital reserve. However, our actual deployment in the future may vary depending on a variety of factors, including the timing and amount of debt or capital raised and the timing and amount of investments made. We believe that these financial assets do not give rise to significant interest rate risk due to their short-term nature.

Item 4.	CONTROLS AND PROCEDURES.

Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report (the "Evaluation Date"). Based on this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective to ensure that the information relating to the Company required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company's management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) and 15d-15(f).  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of Company management and our board of directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company's Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) assessed the effectiveness of the Company's internal control over financial reporting as of September 30, 2014, utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (1992). Based on their assessment, we determined that the Company's internal control over financial reporting was effective as of September 30, 2014.

This report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting since the Company is a smaller reporting company under the rules of the SEC.

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
The status of our legal proceedings is provided in Note 10 – “Commitments and Contingencies – Legal Matters” of the accompanying condensed consolidated financial statements and is incorporated herein by reference. There is no material outstanding litigation at September 30, 2014.

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

Issuer Sales of Equity Securities

As described in the Current Report on Form 8-K filed on July 29, 2014, during the period ended September 30, 2014, the Company issued a total of 8.2 million shares of the Company’s newly-designated Series B-1 and B-2 Cumulative Convertible Preferred Stock (Series B Preferred Stock) to certain investor groups (collectively, the "Series B Investors") in exchange for $26.4 million (the "Preferred Investment"). The Series B Preferred Stock was issued pursuant to an exemption from registration under Regulation D. The Company filed a Form D in connection with this transaction.

Issuer Purchases of Equity Securities

While the Company does not have a formal share repurchase program, it may repurchase its shares from time to time, depending on market conditions and other factors, through privately negotiated transactions. The table below details the repurchases that were made during the three months ended September 30, 2014.

Period	Total number of shares (or units) purchased		Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value)of shares(or units) that may yet be purchased under the plans or programs
July 1-31, 2014	319,484	[1]	$8.02	—	—
August 1-31, 2014	—		—	—	—
September 1-30, 2014	—		—	—	—
Total	319,484		$8.02	—	—

1 As previously disclosed, we purchased 319,484 shares at $8.02 per share of Class B Common Stock held by an affiliate of NW Capital in connection with the restructure and partial refinancing of the NW Capital note payable described in note 7 of the accompanying unaudited condensed consolidated financial statements. The common stock acquired consisted of 1,423 shares of Class B-1 common, 1,423 shares of Class B-2 common, 2,849 shares of Class B-3 common and 313,789 shares of Class B-4 common.

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

3.1.2
Certificate of Designation for of Series B-1 Cumulative Convertible Preferred Stock and Series B-2 Cumulative Convertible Preferred Stock (filed as Exhibit 3.1 to Current Report on Form 8-K filed on July 29, 2014 and incorporated by reference).

3.2	Third Amended and Restated Bylaws of IMH Financial Corporation (filed as Exhibit 3.2 to Current Report on Form 8-K filed on July 29, 2014 and incorporated by reference).

10.13
Negotiated Payoff Agreement, effective April 3, 2014, between NWRA Ventures I, LLC and IMH
Financial Corporation (filed as Exhibit 10.13 to Current Report on Form 8-K/A filed on July 30, 2014 incorporated by reference).

10.14
Sixteenth Amendment to Negotiated Payoff Agreement, effective as of July 9, 2014, between NWRA Ventures I, LLC and IMH Financial Corporation (filed as Exhibit 10.14 to Current Report on Form 8-K/A filed on July 30, 2014 incorporated by reference).

10.15
Seventeenth Amendment to Negotiated Payoff Agreement, effective as of July 21, 2014, between NWRA Ventures I, LLC and IMH Financial Corporation (filed as Exhibit 10.15 to Current Report on Form 8-K/A filed on July 30, 2014 incorporated by reference).

10.16
Eighteenth Amendment to Negotiated Payoff Agreement, effective as of July 23, 2014, between NWRA Ventures I, LLC and IMH Financial Corporation (filed as Exhibit 10.16 to Current Report on Form 8-K/A filed on July 30, 2014 incorporated by reference).

10.2	Former CEO Separation Agreement, dated July 24, 2014 (filed as Exhibit 10.12 on Current Report on Form 8-K/A on on August 1, 2014 incorporated herein by reference).

10.3
Amended and Restated Limited Liability Company Agreement of Southwest Acquisitions, LLC, dated as of October 20, 2014 (filed as Exhibit 10.1 to Current Report on Form 8-K/A filed on October 24, 2014 incorporated by reference).

10.31
Construction Loan Agreement between IMH Gabella, LLC and Bank of the Ozarks, dated October 20, 2014 (filed as Exhibit 10.2 to Current Report on Form 8-K/A filed on October 24, 2014 incorporated by reference).

10.32	Promissory Note of IMH Gabella, LLC in favor of Bank of the Ozarks, dated October 20, 2014 (filed as Exhibit 10.3 to Current Report on Form 8-K/A filed on October 24, 2014 incorporated by reference).

10.33
Completion Guaranty of IMH Financial Corporation in favor of Bank of the Ozarks, dated October 20, 2014 (filed as Exhibit 10.4 to Current Report on Form 8-K/A filed on October 24, 2014 incorporated by reference).

10.34
Repayment Guaranty of IMH Financial Corporation in favor of Bank of the Ozarks, dated October 20, 2014 (filed as Exhibit 10.5 to Current Report on Form 8-K/A filed on October 24, 2014 incorporated by reference).

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

Date:	November 13, 2014	IMH FINANCIAL CORPORATION

		By:	/s/ Steven T. Darak
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

Signature	Title	Date

/s/ Lawrence D. Bain	Chief Executive Officer and Chairman of the Board	November 13, 2014
Lawrence D. Bain	(Principal Executive Officer)

/s/ Steven T. Darak	Chief Financial Officer (Principal Financial Officer	November 13, 2014
Steven T. Darak	and Principal Accounting Officer)