Form 10-K
period 2014-12-31
IMH Financial Corp
filed 2015-03-31
CIK 1397403

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐    No ☑

The registrant had 85,000 shares of Common Stock, 3,491,758 shares of Class B-1 Common Stock, 3,492,954 shares of Class B-2 Common Stock, 7,159,759 shares of Class B-3 Common Stock, 313,790 shares of Class B-4 Common Stock and 735,801 shares of Class C Common Stock, 5,595,148 shares of Series B-1 Preferred Stock and 2,604,852 shares of Series B-2 Preferred Stock, all of which were collectively convertible into 23,479,062 outstanding common shares as of March 30, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

None.

IMH Financial Corporation
2014 Form 10-K Annual Report

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

Such forward-looking statements appear in several places in this Annual Report, including, without limitation, “Business,” “Risk Factors,” “Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. Except to the extent required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the events described by our forward-looking statements might not occur and should not be regarded as a representation by us or any other person that the objectives and plans set forth in this 10-K will be achieved . We qualify any and all of our forward-looking statements by these cautionary factors. Please keep this cautionary note in mind as you read this Form 10-K.

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

The Company’s focus is to invest in, originate, manage and dispose of commercial real estate mortgage and related investments, and to perform all functions reasonably related thereto, including developing, managing and either holding for investment or disposing of real property acquired through foreclosure, investment or other means. The Company also seeks to capitalize on opportunities to invest in selected real estate-related platforms or projects under the direction of, or in partnership with, seasoned professionals in those areas. The Company also considers opportunities to act as a sponsor of and/or co-investor in real estate mortgages and other real estate-based investment vehicles. Through the purchase and sale of such investments, we seek robust, risk-adjusted returns. Our strategy is designed to re-establish the Company’s access to significant investment capital. By increasing the level and quality of the assets in our portfolio specifically and under management in general, we believe that the Company can grow and ultimately provide its shareholders with favorable risk-adjusted returns on investments and enhanced opportunity for liquidity.

Recent Developments

While the Company made substantial progress in 2014 in addressing its on-going portfolio enforcement and monetization challenges, the Company continued to suffer losses due primarily to the Company’s limited ability to generate sustainable earning assets, significant debt service costs, and expenses related to loan enforcement activities and defending and resolving certain shareholder litigation.

Completion of Offerings Pursuant to Class Action Settlement

As previously reported, in November 2013, we received final court approval of a settlement of the consolidated shareholder class action litigation pending pursuant to which we offered: 1) up to $20.0 million of our 4% five-year subordinated unsecured notes ("Exchange Notes") in exchange for up to approximately 2.5 million shares of our common stock at an exchange rate of one share per $8.02 in subordinated notes (“Exchange Offering”); and 2) up to $10.0 million of our convertible notes ("Rights Offering Notes") with the same financial terms as the convertible notes we previously issued to NWRA Ventures I, LLC (“Rights Offering”). We completed the issuance of notes under the Exchange Offering and the Rights Offering in April 2014, and we issued Exchange Notes in the approximate aggregate principal amount of $10.2 million in exchange for 1,268,675 shares we issued Rights Offering Notes in the approximate aggregate principal amount of $70,000. For a more detailed discussion of these offerings, see Item 3 entitled “Legal Proceedings.”

Restructuring and Refinancing of NW Capital Loan

In July 2014, we entered into a series of agreements and transactions in connection with the refinancing of the $50 million senior secured convertible loan (the “Original Loan”) originally extended to the Company by NWRA Ventures I, LLC (“NW Capital”) in June 2011, pursuant to a Payoff Agreement, dated as of April 4, 2014 as amended (“Payoff Agreement”). Pursuant to the Payoff Agreement, the Company and NW Capital entered into certain amendments to the Original Loan (collectively, the "Modified Loan"). Under the Payoff Agreement, a total payment of $81.4 million was made to NW Capital consisting of the (i) $45.0 million Modified Loan, (ii) $26.4 million from the issuance of 8.2 million shares of the Company's Series B Cumulative Convertible Preferred Stock; and (iii) approximately $10.0 million in cash. As a result of the NW Capital debt restructuring, the Company recorded a debt termination charge of $22.4 million.

In connection with these transactions, the Company reconstituted and expanded its board of directors from two (2) to seven (7) members, as a result of which Messrs. Meris and Darak resigned from the Board and were replaced with four new independent board members (Dr. Andrew Fishleder, Leigh Feuerstein, Lori Wittman, and Michael M. Racy), Seth Singerman and Jay Wolf (the designees of the Series B Investors), and Lawrence D. Bain, our Chief Executive Officer.

On January 23, 2015, the Company, through various of its subsidiaries, entered into a series of loan agreements, promissory notes and related agreements with Calmwater Capital 3, LLC (“Calmwater”) to borrow $78.8 million the proceeds of which were used to fully satisfy the Modified Loan and a $24.8 million loan from First Credit Bank to two of the Company’s affiliates, as well as to provide working capital for certain development activities and operational costs.

Changes to Our Executive Team

In July 2014, William Meris resigned as our Chief Executive Officer and President, and Mr. Bain, who had previously served as an outside adviser to the Company for strategic business and financial matters, was hired and appointed to serve as our new Chief Executive Officer and Chairman of the Board In January 2015, Lisa Jack was hired and appointed to serve as our Chief Financial Officer in the place of Steve Darak, who stepped down as our Chief Financial Officer pursuant to a process contemplated under Mr. Darak’s employment agreement. Also in January 2015, the Company hired Jonathan Brohard as our Executive Vice President and General Counsel.

Operations and Investments

During 2014, management continued to implement its on-going initiatives to streamline and re-purpose the Company's organizational structure, operations, and systems to support our financial and operational goals. Management continued to aggressively pursue enforcement against current and former delinquent borrowers through foreclosure actions and recovery of other guarantor assets. As of December 31, 2014, the Company's loan portfolio consisted of nine loans, six of which are non-performing legacy loans that the Company expects to resolve in 2015 through sale, foreclosure or modification. As of December 31, 2014, substantially all of the Company's REO assets (assets held for sale, assets held for development and operating properties) have been obtained through foreclosure.

In addition, we continue exploring the feasibility of sponsoring investment vehicles or other ventures with institutional investors in vertical market segments where we have expertise and strong investor interest. If prudent, the Company may contribute cash as well as some of its legacy assets to these sponsored vehicles in exchange for equity ownership interests and/or profit participation interests. The Company also may pursue opportunities to develop properties within its legacy portfolio through partnerships, joint ventures or other appropriate structures. Assuming sufficient liquidity, the Company expects to commence commercial mortgage and real estate investment activities in order to increase our income-earning assets and assets under management, and the income and value derived therefrom.

During the year ended December 31, 2014, the Company made a limited number of significant investments while continuing to acquire certain operating assets through foreclosure actions on the related legacy loans. In October 2014, the Company, through a wholly owned subsidiary, formed a joint venture with Titan Investments IX, LLC (“Titan”), an affiliate of Titan Investments, a Denver-based real estate firm, for the purpose of holding and developing a planned 196-unit multifamily development located in the Minneapolis suburb of Apple Valley to be known as Gabella at Parkside (“Gabella” or “Project”).

The Company maintained its ownership and operation of two operating hotels located in Sedona, Arizona acquired through deed-in-lieu of foreclosure in mid-2013. One of the hotels is an 89-room resort hotel with an on-site restaurant and spa known as L'Auberge de Sedona (L'Auberge). L'Auberge has been the recipient of multiple hospitality industry awards and accolades over the years, including selection to The Gold List 2014: The Top 50 Hotels in the U.S. by Conde Nast Traveler, the 2014 Four Diamond Hotel & Resorts and 2014 Four Diamond Restaurant by the American Automobile Association. Our other hotel property is Orchards Inn, a 42-room limited-service hotel with a restaurant located adjacent to the hotel. The Company continued to implement changes to improve the operational efficiency and profitability of these hotels which was reflected in significant improvement in year-over-year revenue and profitability from 2013 to 2014. In addition, the Company secured financing subsequent to December 31, 2014 to undertake a $6.0 million renovation at the hotel properties.

To position us favorably in what we believe is an under-served segment of the real estate finance industry, our typical asset transaction size is targeted to be above the maximum investment size of most community banks but below the minimum investment size of larger financial institutions. Our ability to engage in these transactions, however, will be dependent upon our successful liquidation of selected assets, obtaining additional debt and/or equity financing and/or other available alternatives to generate liquidity. As we generate additional liquidity, we intend to make further investments in our target range.

See notes 3 and 4 in the accompanying consolidated financial statements in this Form 10-K for information about the concentration of our outstanding loans and REO assets and the geographic diversification of our portfolio.

Our History and Structure

We are a Delaware corporation formed in 2010 as a result of the conversion of our predecessor entity, IMH Secured Loan Fund, LLC ("Fund"), from a Delaware limited liability company into a Delaware corporation. The primary business of the Fund, which was organized in May 2003, was making investments in senior short-term whole commercial real estate mortgage loans which were collateralized by first mortgages on real property. The Fund was externally managed by Investors Mortgage Holdings, Inc. (the "Manager"), an Arizona-licensed mortgage banker. In 2012, a subsidiary of the Company obtained its mortgage banker’s license in the State of Arizona.

As a result of the unprecedented disruptions in the general real estate and related markets and the rapid decline in the global and U.S. economies, on October 1, 2008, pursuant to its operating agreement, the Fund ceased accepting new investments and suspended member redemption requests. In order to preserve liquidity in the ongoing credit crisis, the Fund suspended regular monthly distributions to members in the second quarter of 2009. On June 18, 2010, following approval by members representing 89% of membership units of the Fund voting on the matter, the Fund became internally-managed through the acquisition of the Manager and converted into a Delaware corporation in a series of transactions that we refer to as the "Conversion Transactions". The Fund intended the Conversion Transactions to (i) position the Fund to become a publicly traded corporation listed on a stock exchange, (ii) create the opportunity for liquidity for Fund members, and (iii) create the opportunity to raise additional capital in the public markets, thereby enabling the Fund to better acquire and originate commercial mortgage loans and other real estate related investments with a view to achieving long term value creation through dividends and capital appreciation.

In the Conversion Transactions, we also acquired IMH Holdings, LLC (“Holdings”), a Delaware limited liability company and holding company for two wholly-owned subsidiaries, IMH Management Services, LLC, an Arizona limited liability company, and SWI Management, LLC, an Arizona limited liability company (“SWIM”). IMH Management Services, LLC provides us and our affiliates with human resources and administrative services and SWIM managed the Strategic Wealth & Income Fund, LLC (the “SWI Fund”). The SWI Fund was liquidated and wound up in December 2013.

In connection with the Conversion Transactions, we issued 3,811,342 shares of Class B-1 common stock, 3,811,342 shares of Class B-2 common stock, 7,735,169 shares of Class B-3 common stock, 627,579 shares of Class B-4 common stock and 838,448 shares of Class C common stock. We have not determined a specific value for the aggregate shares issued in connection with the Conversion Transactions. However, based on our net shareholder’s equity balance of approximately $63.7 million as of December 31, 2014, the current estimated book value per share for the shares issued in connection with the Conversion Transactions is approximately $4.18 per share. This calculated figure was derived solely by dividing net shareholder’s equity as of December 31, 2014, by the total number of shares of the Company’s common stock outstanding as of the same date.

As part of the Conversion Transactions, the former executive officers and employees of the Manager became our executive officers and employees, and assumed the duties previously performed by the Manager. We ceased paying management fees to the Manager and we now retain all management, origination fees, gains and basis points previously allocated to the Manager.

As discussed above, in July 2014, in connection with the Payoff Agreement, the Company raised approximately $26.4 million by issuing Series B Preferred Stock to the Series B Investors consisting of 2,604,852 shares of Series B-1 Cumulative Convertible Preferred Stock, par value $0.01 per share (the “Series B-1 Preferred Stock”) 5,595,148 shares of the Company's newly-designated Series B-2 Cumulative Convertible Preferred Stock, par value $0.01 per share (the "Series B-2 Preferred Stock")

Our Market Opportunity

Although our commercial mortgage lending activities have been minimal in recent years, we expect to resume such activities provided we generate sufficient liquidity to fully implement our business strategy. We believe that there are attractive opportunities to acquire, finance and originate commercial real estate mortgage loans and other real estate-related assets as investors seek to finance real estate transactions in an improving real estate market but face the strict lending requirements of traditional banks. We believe that the opportunity to acquire and originate commercial real estate mortgage loans remains attractive, particularly for interim loans of short to intermediate term, which we consider to be loans with maturities of up to five years and, we believe that such loans can be structured on favorable lender terms.

Assuming sufficient liquidity, we expect to focus on various opportunities such as: (a) acquiring real estate-backed loan portfolios from sellers seeking to create more liquidity; (b) acquiring distressed assets of other real estate companies; and (c) funding the development or completion of partially developed real estate projects. We have identified numerous “turn-around” projects that are located in markets where recovery is underway and tenant demand is attractive.

We plan to develop an earning asset base that is well-diversified by underlying property type, geography, and borrower concentration risks, subject to our financial resources, real estate market conditions and investment opportunities.

We intend to continue the process of disposing of portions of our existing loan portfolio, REO assets and other real estate related assets, individually or in bulk, and to reinvest the proceeds from such dispositions in our target assets. We may also attempt to create additional value from certain of our REO assets that are viable multifamily land or other parcels by developing them into new communities, in joint ventures or alternative structures.

Our Target Assets

Although we have historically focused on the origination of senior short-term commercial bridge loans with maturities of 12 to 36 months, we intend to expand our business focus to include: (a) purchasing or investing in commercial and other mortgage loans, individually or in pools (b) originating mortgage loans that are collateralized by real property located throughout the United States, and (c) pursuing, in an opportunistic manner, other real estate investments such as participation interests in loans, whole and bridge loans, commercial or residential mortgage-backed securities, equity or other ownership interests in entities that are the direct or indirect owners of real property, and direct or indirect investments in real property, such as those that may be obtained in a joint venture or by acquiring the securities of other entities which own real property. We refer to the assets we will target for acquisition or origination as our “target assets.”

We intend to diversify our target asset acquisitions across selected asset classes, in interim loans or other short-term loans originated by us, performing whole or participating interests in commercial real estate mortgage loans we acquire, whole non-performing commercial real estate loans we acquire and in other types of real estate-related assets and real estate-related debt instruments (which may include the acquisition of or financing of the acquisition of residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”), and operating properties) We expect the diversification of our portfolio to continue to evolve in response to market conditions, including consideration of factors such as asset class, borrower group, geography, transaction size and investment terms.

Our Investment Strategy

Our objective is to generate attractive risk-adjusted returns, which are returns that are adjusted to reflect the degree of risk involved in producing that return relative to other investments with varying degrees of risk. We seek to achieve this objective by acquiring, originating and managing our target assets and executing our disposition strategy to generate capital to deploy in our target assets. We may invest in operating properties, properties under development, and undeveloped properties such as land. Other real estate investments may include equity or debt interests, including securities in other real estate entities and debt related to properties such as mortgages, mezzanine loans, B-notes, bridge loans, construction loans and securitized debt. We believe that there is an opportunity to create attractive total returns by employing a strategy of investing in a diversified portfolio of such investments if they are well-selected, well-managed and disposed of at an optimal time. We intend to invest in a geographically diverse portfolio in order to reduce the risk of reliance on a particular market, a particular property and/or a particular tenant.

Investment Committee

In July 2014, in connection with the refinancing and restructuring of the NW Capital Loan discussed above, our Board created an Investment Committee to assist the Board in (i) reviewing our investment policies and strategies, and investment performance and (ii) overseeing our capital and financial resources. Other than with respect to transactions that are carried out in substantial accordance with an approved annual budget and certain other transactions and actions specified in the charter of the Investment Committee, no investment may be made without approval of the Investment Committee or of a delegate of the Investment Committee pursuant to an appropriate delegation of the Investment Committee's authority. The Investment Committee does not participate in matters such as corporate or property financings that involve "day-to-day" cash management decisions or treasury functions. The Investment Committee consists of three members, two of whom are the Series B-1 Director and the Series B-2 Director (as those terms are defined in the Certificate of Designation for our Series B-1 Cumulative Convertible Preferred Stock and Series B-2 Convertible Preferred Stock filed as an exhibit to our Form 8-K filed on July 29, 2014) and the other of whom is a director then serving as the Company's chief executive officer. Meetings of the Investment Committee are held as often as the committee determines is appropriate to carry out its responsibilities, and quorum and voting rights are as set forth in the above-referenced Certificate of Designation. The current members of the Investment Committee are Messrs. Singerman (as the Series B-2 Director), Wolf (as the Series B-1 Director) and Mr. Bain, our CEO.

In implementing our investment strategy, we utilize our expertise in identifying attractive opportunities within the target asset classes, as well as our experience in transaction sourcing, underwriting, execution, asset management and disposition. We expect to make investment decisions based on a variety of factors, including, but not limited to, expected risk-adjusted returns, credit fundamentals, liquidity, availability of adequate financing, borrowing costs and macro-economic conditions.

The unprecedented dislocations in the real estate and capital markets in 2008 and 2009 led to a significant reduction in loan payoffs from borrowers and an increase in delinquencies, non-performing loans and REO assets, resulting in a substantial reduction in our cash flows. We have taken a number of measures to provide additional liquidity, including, among other things, engaging in efforts to sell whole loans and participation interests in our loans, disposing of certain real estate assets, and strategically leveraging certain assets.

In January 2015, we paid off the loan from NW Capital in full and entered into and closed funding of a $50 million loan secured by the Company's hotel properties in Sedona, Arizona, and two cross-collateralized loans of $24.4 million and $4.4 million each secured by certain other REO assets.

Seasonality

Our primary revenue-generating properties currently consist of our hospitality assets located in Sedona, Arizona. The hospitality industry is seasonal in nature. We generally expect our revenues from these properties to be lower in the first and third quarter(s) of each year than in the second and fourth quarters of that year.

Employees

As of December 31, 2014, our corporate operations had a total of 21 employees and full-time consultants, 18 of whom were full-time employees and three of whom are individual consultants we engaged. In addition, at December 31, 2014, we had 220 full-time and 36 part-time employees at our operating properties covering substantially all aspects of hotel, spa and food, and beverage operations. We strive to hire and retain highly-talented employees who can contribute to our financial and operational success. We consider relations with our employees to be good.

We currently utilize three outside professional management companies to run the day-to-day operations for each of our hotel, golf and commercial office building operating properties. For the hotel operations, the hotel employees are employees of the Company. For the golf and commercial office building properties, the management companies provide full service on-site personnel who are employees of the respective management companies and are reimbursed as a component of management fees for such employee services.

In addition, we have historically utilized consultants to provide us with consulting advice regarding loans in default, disposition strategies for REO assets and support for construction and property management. We also have entered into other arrangements for consulting services relating to, among other things, portfolio management and enforcement related matters and regulatory compliance with Sarbanes-Oxley requirements See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operation - Contractual Obligations” for a more detailed discussion regarding these consulting agreements.

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

Regulation

Our operations are subject to oversight by various state and federal regulatory authorities, including, without limitation, the Arizona Corporation Commission ("ACC"), the Arizona Department of Revenue, the Arizona Department of Financial Institutions (Banking), the SEC and the Internal Revenue Service.

Mortgage Banker Regulations

Our operations as a mortgage banker are subject to regulation by federal, state and local laws and governmental authorities. Under applicable Arizona law, regulators have broad discretionary authority over our activities. Mortgage banker regulation, however, does not generally involve the underwriting, capital ratio or concentration guidelines or requirements that are generally imposed on more traditional lenders. One of our subsidiaries is currently licensed as a mortgage banker by the state of Arizona.

Investment Company Status

We seek to manage our operations to qualify for the exemption provided by Section 3(c)(5)(C) of the Investment Company Act of 1940, as amended (the "Investment Company Act"), commonly referred to as the "Real Estate Exemption". Under the Real Estate Exemption, issuers that (a) are not engaged in the business of issuing redeemable securities, face-amount certificates of the installment type or periodic payment plan certificates, and (b) are primarily engaged in purchasing or otherwise acquiring mortgages and other liens on and interests in real estate, are excluded from the definition of “investment company.” We believe that we are not an “investment company” because we believe we satisfy the requirements of the Real Estate Exemption, and we have endeavored to conduct our operations in compliance with the Real Estate Exemption.

We are primarily engaged in originating, purchasing or otherwise acquiring mortgages and other liens on, or holding direct interests in, real estate. The staff of the SEC, through no-action letters, has stated that it would regard an issuer as being engaged primarily in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate, within the meaning of Section 3(c)(5)(C) of the Investment Company Act, if (a) at least 55% of the value of the issuer’s assets consists of mortgages and other liens on, and interests in, real estate ("Qualifying Assets"), and (b) at least an additional 25% of the value of the issuer’s assets consists of Qualifying Assets or other real estate-type interests (including loans in respect of which 55% of the fair market value of each such loan is secured by real estate at the time the issuer acquires the loan) or Real Estate-Related Assets. Not more than 20% of the issuer’s assets may consist of miscellaneous investments, including all other loans held by an issuer, cash, government securities, and investments in partnerships or other businesses not qualifying as either Qualifying Assets or Real Estate-Related Assets.

The staff of the SEC has stated that it would regard as Qualifying Assets mortgage loans that are fully secured by real property, and the staff of the SEC has granted no-action relief to permit a participation interest in a mortgage loan fully secured by real property to be considered a Qualifying Asset if the holder of the participation interest controls the unilateral right to foreclose on the mortgage loan in the event of a default. As of December 31, 2014, more than 85% of our total assets were invested in assets we consider to be Qualifying Assets and approximately 90% of our total assets were invested in assets we believe to be Qualifying Assets or Real Estate-Related Assets. Until appropriate investments can be identified, we may invest the proceeds of any future offerings in interest-bearing, short-term investments, including money market accounts and/or U.S. treasury securities. Primarily all of the loans we fund are secured by the underlying real estate and we have foreclosed on numerous loans resulting in our direct ownership of real estate. If we participate in a loan with a third-party, we seek to be the lead lender in the participation, which, among other things, provides us with the unilateral ability to foreclose on the loan in the event of a default. Accordingly, we believe that we qualify for the Real Estate Exemption. However, the staff of the SEC could take a different view and, although we intend to conduct our operations such that we qualify for the Real Estate Exemption, we might inadvertently become an investment company if, with respect to loans in which we participate, we are not the lead lender, or loans or other assets in our portfolio exceed a percentage of our portfolio that is deemed acceptable by the staff of the SEC.

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

In California, we only invest in loans which are made or arranged through real estate brokers licensed by the California Department of Real Estate because these loans are exempt from the California usury law provisions. Prior to November 2006, all California loans were brokered to us only by unrelated third-party licensed brokers. In November 2006, we formed a wholly-owned California subsidiary which is licensed by the California Department of Real Estate as a real estate broker. Substantially all California loans are now brokered to us by our California-organized subsidiary.

Regulatory Reforms

The events of the past few years have led to numerous new laws in the United States and internationally for financial institutions. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act” or “Dodd-Frank”), which was enacted in July 2010, significantly restructures the financial regulatory regime in the United States. Although the Dodd-Frank Act’s provisions that have received the most public attention generally have been those applying to or more likely to affect larger institutions, it contains numerous other provisions that affect all financial institutions, including us.

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

Other Regulation

If we do not adhere to the laws and regulations which apply to us, we could face disciplinary or other civil action that could harm our business. The preceding discussion is only intended to summarize some of the significant regulations that affect us and, therefore, is not a comprehensive survey of the field. There can be no assurance that new laws and regulations will stabilize or stimulate the economy in the near term or at all, or that we will not become subjected to additional legislative or regulatory burdens as a result.

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

We reported net losses of $37.6 million, $26.2 million, and $32.2 million for the years ended December 31, 2014, 2013 and 2012, respectively, due primarily to the limited number of income producing assets coupled with the high cost of our debt financing, professional fees we incurred in connection legal settlements and enforcement activities, legal settlements charges and, in 2014, a debt termination charge of $22.4 million. As of December 31, 2014, our accumulated deficit aggregated $656.7 million. Our historical business model relied on the availability of third-party capital to our borrowers to re-finance short-term commercial real estate bridge loans that we provided to the borrowers to facilitate real estate entitlement and development. However, the erosion of the U.S. and global credit markets in 2008 and 2009, including a significant deterioration of the commercial mortgage lending and related real estate markets, substantially curtailed the availability of traditional sources of permanent take-out financing. As a result, we experienced increased default and foreclosure rates on our commercial real estate mortgage loans resulting in the foreclosure of most of our legacy loans. In addition, as a result of these changes in economic conditions, we modified certain commercial real estate mortgage loans, including modifications to the applicable periodic repayment rates and extended maturity dates by two years or longer. We may continue to record net losses in the future as a result of operating deficits, additional provisions for credit losses, impairment losses on real estate owned, high interest costs or otherwise, which may further harm our results of operations.

While we were able to secure the necessary financing to pay off the NW Capital Loan in January 2015 and to provide us with certain additional working capital, and have generated additional liquidity through asset sales and mortgage receivable collections, there is no assurance that we will be successful in selling our remaining loan and REO assets in a timely manner or in obtaining additional financing to sufficiently fund future operations, repay existing debt or to implement our investment strategy. Prior to the payoff of the NW Capital loan in January 2015, any sale of a loan or REO asset required prior lender approval. While the Calmwater financing does not require lender approval for asset sales, there are established release prices for each of the collateral assets to be applied as a principal pay-down on such debt. Furthermore, under the Certificate of Designation for the Series B Preferred Shares, the Series B Investors have significant approval rights over asset sales. Specifically, the sale of any of our assets for an amount less than 95% of the value of that asset as set forth in the 2015 operating budget approved by our board of directors requires the prior approval of the Series B Investors. Our failure to generate sustainable earning assets and to successfully liquidate a sufficient number of our loans and REO assets, including exceeding the release prices from the sale of collateral assets, may have a material adverse effect on our business, results of operations and financial position.

Our operating expenses have increased and may continue to increase as a result of our active efforts to pursue enforcement on defaulted loans, subsequent foreclosure and our resulting ownership of the underlying collateral

We bear overhead and operating expenses, including costs associated with the daily operation of our operating properties, commercial real estate mortgage loan originations, investor relations, financial reporting, and other general overhead costs. Fiscal 2014 reflected the first full year of direct operating expenses relative to our operating properties which we expect to stabilize in future periods. During the year ended December 31, 2014, we also incurred one-time significant debt termination costs pertaining to the restructuring and refinancing of our senior secured debt. As a result of our active efforts to pursue enforcement against borrowers and guarantors on defaulted loans, subsequent foreclosure and our resulting ownership of the underlying collateral, the costs related to these activities have also significantly increased and may continue to increase. These costs are material and may harm our results of operations, cash flow and liquidity.

We are subject to the business, financial and operating risks common to the hotel and hospitality industries, which could reduce our revenues and limit opportunities for growth.
Business, financial and operating risks common to the hotel, vacation ownership and residential industries include:

•	significant competition from multiple hospitality providers;

•	the costs and administrative burdens associated with complying with applicable laws and regulations in the geographic regions in which we operate;

•	delays in or cancellations of planned or future refurbishment projects;

•	changes in the desirability of the geographic regions of the hotels in our business;

•
decreases in the demand for transient rooms and related lodging services, including a reduction in business travel as a result of alternatives to in-person meetings (including virtual meetings hosted on-line or over private teleconferencing networks) or due to general economic conditions;

•	decreased corporate or governmental travel-related budgets and spending, as well as cancellations, deferrals or renegotiations of group business such as industry conventions; and

•	negative public perception of corporate travel-related activities.

Our operating results could fluctuate to the extent that we rely on leisure travel.

Our operating results could fluctuate because our business with respect to the hotels and golf course we own or that we may own in the future is seasonal and because we may rely on revenue from leisure travelers. Therefore, there are numerous factors beyond our control that affect our operating results. For any of the reasons listed below, or for other reasons we do not presently anticipate, it is possible that our operating results will be below market or our expectations. Leisure travelers are typically sensitive to discretionary spending levels, tend to curtail travel during general economic downturns and are affected by other trends or events that may include:

•	bad weather or natural disasters;

•	fuel price increases;

•	travel-related accidents;

•	hotel, airline or other travel-industry related strikes;

•	financial notability of the airline industry;

•	acts of terrorism; or

•	war or political instability.

Other factors that may adversely affect our operating results include:

•	the number of rooms we are able to occupy;

•	our ability to expand into new markets;

•	our ability to develop strong brand recognition or customer loyalty; or

•	the announcement or introduction of lower prices or new travel services and products by our competitors.

We anticipate that a portion of our portfolio will continue to include non-performing and distressed commercial real estate mortgage loans, or loans that may become non-performing and distressed, which are subject to increased risks relative to performing mortgage loans.

As is the case with our legacy assets, we anticipate that a portion of our portfolio will continue to include non-performing and distressed commercial real estate mortgage loans, or loans that may become non-performing and distressed, which are subject to increased risks relative to performing mortgage loans. These loans may already be, or may become, non-performing or distressed for a variety of reasons, including, without limitation, because the underlying property is too highly leveraged, the borrower becomes financially distressed, or the borrower is unable to obtain takeout financing prior to loan maturity, in any case, resulting in the borrower being unable to meet its debt service or repayment obligations to us. These non-performing or distressed commercial real estate mortgage loans may require a substantial amount of workout negotiations or restructuring, which may divert the attention of our management from other activities and entail, among other things, a substantial reduction in the interest rate, capitalization of interest payments, and a substantial write-down of the principal and interest of our loans. However, even if we successfully accomplish these restructurings, our borrowers may not be able or willing to maintain the restructured payments or refinance the restructured commercial real estate mortgage loans upon maturity. In addition, claims may be assessed against us on account of our position as mortgage holder or property owner, including responsibility for tax payments, environmental contamination and other liabilities, which could harm our results of operations and financial condition.

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

As with a majority of our former and current commercial real estate mortgage loans, we may find it necessary or desirable to foreclose on many of the mortgage loans we originate or acquire, and the foreclosure process may be lengthy and expensive. Whether or not we have participated in the negotiation of the terms of any such loans, we cannot assure you as to the adequacy of the protection of the terms of the applicable loan, including the validity or enforceability of the loan and the maintenance of the anticipated priority and perfection of the applicable security interests. Furthermore, claims may be asserted by lenders or borrowers that might interfere with enforcement of our rights. Borrowers may resist mortgage foreclosure actions by asserting numerous claims, counterclaims and defenses against us, including, without limitation, lender liability claims and defenses, even when the assertions may have no basis in fact, in an effort to prolong the foreclosure action and seek to force us to modify the terms of the loan or buy-out the borrower’s position in the loan on terms more favorable to the borrower than would otherwise be the case. In some states, foreclosure actions can take several years or more to litigate. At any time prior to or during the foreclosure proceedings, the borrower may file for bankruptcy, which would have the effect of staying the foreclosure actions and further delaying the foreclosure process and potentially result in a reduction or discharge of a borrower’s mortgage debt. Foreclosure may create a negative public perception of the related mortgaged property, resulting in a diminution of its value. Even if we are successful in foreclosing on a loan, the liquidation proceeds upon sale of the underlying real estate may not be sufficient to recover our cost basis in the loan, resulting in a loss to us. Furthermore, any costs or delays involved in the foreclosure of the loan or a liquidation of the underlying property will further reduce the net proceeds and, thus, increase the loss.

If our exposure to a particular borrower or borrower group increases, the failure by that borrower or borrower group to perform on its loan obligations could harm our results of operations and financial condition.

Our investment policy provides that no single loan should exceed 10% of the total of all outstanding loans, and that aggregate loans outstanding to one borrower or borrower group should not exceed 20% of the total of all outstanding loans. Following the origination of a loan, however, a single loan or the aggregate loans outstanding to a borrower or borrower group may exceed those thresholds as a result of changes in the size and composition of our overall portfolio.

As a result of foreclosing on the majority of the loans in our portfolio, as of December 31, 2014, we hold nine outstanding loans in our portfolio. Of those remaining loans, there were 3 borrowers whose loans had an aggregate outstanding principal of $22.8 million, which represented approximately 93.1% of our total mortgage loan principal and interest outstanding. As of December 31, 2013, there were 2 borrowers or borrowing groups whose aggregate outstanding principal totaled $10.9 million, which represented approximately 87.1% of our total mortgage loan principal and interest outstanding. When the loan or loans outstanding to a single borrower or borrower group exceed the thresholds described in the initial paragraph of this section, we face heightened exposure to the possibility that the single borrower or borrower group (as opposed to a diversified group of borrowers) will not be able to perform its obligation under the loan, which could cause us to take a number of actions, including the institution of foreclosure proceedings, that could harm our results of operations and financial condition.

If we are unable to properly analyze potential investment opportunities for our assets, we may incur losses that could further impair our financial condition and results of operations.

Our success depends, in part, on our ability to properly analyze the potential investment opportunities of our assets in order to assess the level of risk-adjusted returns that we should expect from any particular asset. To estimate the value of a particular asset, we may use historical assumptions that may or may not be appropriate during the current uneven recovery of the real estate market and general economy. To the extent that we use historical assumptions that are inappropriate under current market conditions, we may lend on a real estate asset that we otherwise might not lend against, overpay for an asset or acquire an asset that we otherwise might not acquire,or be required to later write-down the value of assets acquired on the basis of such assumptions as we have been required to do with our current portfolio, which may harm our financial condition and results of operations.

In addition, as part of our overall risk management, we analyze interest rate changes and prepayment trends separately and collectively to assess their respective effects on our assets. In conducting our analysis, we may use certain assumptions based upon historical trends with respect to the relationship between interest rates and prepayments under normal market conditions. Recent dislocations in the real estate mortgage market or other developments may change the way that prepayment trends have historically responded to interest rate changes, which may harm our ability to (i) assess the market value of our assets, (ii) implement any hedging strategies we may decide to pursue, and (iii) implement techniques to reduce our prepayment rate volatility. If our estimates prove to be incorrect or our hedges, if any, do not adequately mitigate the impact of changes in interest rates or prepayments, we may incur losses that could harm our financial condition and results of operations.

We have limited experience in managing and developing real estate and, following a foreclosure, we may not be able to manage the real estate we foreclose upon or develop the underlying projects in a timely or cost-effective manner, or at all, which could harm our financial condition and results of operations.

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

We require third-party assistance in managing or developing projects, and may seek such assistance in the future either through joint ventures or selling the rights to manage or develop projects in whole. We may, however, be unable to obtain such assistance at an attractive cost or at all. Even if we are able to obtain such assistance, we may be exposed to the risks associated with the failure of the other party to complete the development of the project as expected or desired. These risks include the risk that the other party may default on its obligations, necessitating that we complete the development on our own (including providing any necessary financing).

If we enter into joint ventures to manage or develop projects, such joint ventures involve certain risks, including, without limitation, that:

•	we may not have voting control over the joint venture;

•	we may not be able to maintain good relationships with our joint venture partners;

•	our joint venture partner may have economic or business interests that are inconsistent with our interests;

•
our joint venture partner may fail to fund its share of operations and development activities, or fulfill its other commitments, including providing accurate and timely accounting and financial information to us;

•	the joint venture or our venture partner could lose key personnel;

•	our joint venture partner could become insolvent or bankrupt;

•	disputes between us and our joint venture partners may result in litigation or arbitration that would increase our expenses and possibly jeopardize the successful completion of the project; and

•	we may incur unexpected liabilities as a result of actions taken by our joint venture partners.

Any one or more of these risks could harm our financial condition and results of operations.

If we are unable to sell our existing assets, or are only able to do so at a loss, we may be unable to implement our investment strategy in the time-frame sought or at all.

We are marketing a significant portion of our legacy assets, individually or in bulk, to generate additional liquidity and capital in order to implement our investment strategy. In addition, we have pursued or are pursuing enforcement (in most cases, foreclosure) on nearly all of our loans that are currently in default, and expect to take ownership or otherwise dispose of the underlying collateral and position the asset for future monetization. We may be unable to sell our legacy assets on a timely basis or may be required to do so at a price below our adjusted carrying value, which could harm our business and our ability to implement our investment strategy.

If we do not resume our mortgage lending activities or investing activities, we will not be able to grow our business and our results of operations and financial condition will be harmed.

In response to the severe real estate and financial market dislocations of 2008, we suspended our lending activities in October 2008, including the funding and origination of any new commercial mortgage loans, and we have not resumed such lending activities at any meaningful level since that time. Our inability to fund new loans or instruments prevents us from capitalizing on interest-generating or other fee paying assets, and managing interest rate and other risk as our existing assets are sold, restructured or refinanced, which could harm our results of operations and financial condition.

Acquiring ownership of property, through foreclosure or otherwise, subjects us to the various risks of owning real property and we could incur unexpected costs and expenses, which could harm our business.

We have acquired the majority of our REO and operating properties as a result of foreclosing on the associated loans, and we may acquire additional real property in this manner in the future. As of December 31, 2014, we owned 33 properties with an aggregate net carrying value of $145.4 million and have commenced enforcement action on four of the five remaining loans in default. As an owner of real property, we will incur some of the same obligations and be exposed to some of the same risks as the borrower was prior to our foreclosure on the associated loan. See the risk factor below entitled “Our borrowers are exposed to risks associated with owning real estate.”

The supply of commercial mortgage loans available at significant discounts will likely decrease as the economy improves, which could prevent us from implementing our business strategies.

Part of our business strategy includes, among other things, the acquisition and origination of mortgage loans, mezzanine loans, other debt instruments, and equity and preferred equity interests or investments, including high yield, short-term, and senior secured commercial real estate mortgage loans. However, as conditions in the commercial mortgage market, the financial markets and the economy in general continue to stabilize or improve, the availability of borrowers and projects that meet our underwriting criteria, or commercial mortgage loans that meet our current business objectives and strategies may decrease, and we may face increasing competition from other capital sources, which could prevent us from implementing this aspect of our business strategy. As a result, any of our current strategies or future strategies we pursue in light of these changes may not be successful. Additionally, the manner in which we compete and the types of assets we seek to acquire may be affected by sudden changes in our industry, the regulatory environment, the role of government-sponsored entities, the role of credit rating agencies or their rating criteria or process, or the U.S. and global economies generally. If we do not effectively respond to these changes, or if our strategies to respond to these changes are not successful, our financial condition and results of operations may be harmed. In addition, we may not be successful in executing our business strategies and even if we successfully implement our business strategies, we may not be profitable.

Litigation, claims and related settlements may harm our business.

As described in Item 3. Legal Proceedings, we incurred considerable expense in connection with the legal defense and settlement costs of the shareholder class action litigation. While the shareholder class action litigation has been resolved, other suits may be filed against the Company in the future. The ability of the Company to access capital markets, including commercial debt markets, could be negatively impacted by unfavorable, or the possibility of unfavorable, outcomes to lawsuits or adverse regulatory actions. The Company has been and could be subject to regulatory inquiries in the future, which have resulted in and which could result in costs and personnel time commitment to respond. It may also be subject to additional investigations and action by governing regulatory agencies, as a result of its activities, which could result in costs to respond and fines or changes in the Company’s business practices, any of which could have a material adverse effect on the financial condition, results of operations, liquidity and capital resources, and cash flows of the Company, and which, among other things, could cause us to sell assets at a significant discount to values that may otherwise be realizable.

If our outside consultants or employees are not available to assist us with our loan workouts, we may not be able to realize the full potential value of these loans.

Substantially all of our legacy commercial mortgage loans defaulted, and current or future performing loans may default in the future. We have historically engaged outside consultants to assist us in negotiating and managing non-performing and distressed loans. We also retained JCP Realty Advisors, LLC (“JCP”), an affiliate of one of the Series B Investors, to provide consulting and advisory services in connection with the development and implementation of an interim recovery and work-out plan and long-term strategic growth plan for us. Some of these consultants are also employed by other unrelated clients to whom the consultant is obligated to provide time and attention and, thus, these consultants may be unavailable to us from time to time. If employees or consultants are not available to assist us in negotiating and managing non-performing or distressed loans, our rights as a lender or creditor could be compromised and we may not be able to realize the full potential value of these loans.

A secondary market for our loans or other assets we acquire may not develop, in which case we may not be able to diversify our assets in response to changes in economic and other conditions, and we may be forced to bear the risk of deteriorating real estate markets, which could increase borrower defaults on our loans and cause us to experience losses.

Many of our target assets, including commercial mortgage loan related assets, generally experience periods of illiquidity. In the event that a secondary market for our portfolio loans or other assets does not develop, we be required to bear all the risk of our assets until the loans mature, are repaid or are sold. A lack of liquidity may result from the absence of a willing buyer or an established market for these assets, as well as legal or contractual restrictions on resale or the unavailability of financing for these assets. In addition, certain of our target assets, such as bridge loans and other commercial real estate mortgage loans may also be particularly illiquid assets due to their short life, their potential unsuitability for securitization and the greater difficulty of recovery in the event of a borrower’s default.

The potential illiquidity of our assets may make it difficult for us to sell such assets at advantageous times or at favorable prices, including, if necessary, to maintain our exemption from the Investment Company Act. See “Maintenance of our exemption from registration from the Investment Company Act will impose significant limitations on our operations, which may have a material adverse effect on our ability to execute our business strategy” below in these Risk Factors. Moreover, turbulent market conditions, such as those experienced in recent years, could harm the liquidity of our assets. As a result, our ability to sell our assets and purchase new assets may be relatively limited, which may cause us to incur losses. If we are required to sell all or a portion of our assets quickly, we may realize significantly less than the value at which we have previously recorded our assets. This will limit our ability to mitigate our risk in changing real estate markets and may have an adverse effect on our results of operations and financial condition.

Our access to public capital markets and private sources of financing may be limited and, thus, our ability to make investments in our target assets may be limited.

Our access to public capital markets and private sources of financing will depend upon a number of factors over which we have little or no control, including, among others, the following:

•	general market conditions;

•	the market’s perception of the quality of our assets;

•	the market’s perception of our management;

•	the market’s perception of our growth potential;

•	our current and potential future earnings and cash distributions; and

•	the market price, if any, of our common stock.

Several banks and other institutions that historically have been reliable sources of financing have gone out of business, which has reduced significantly the number of lending institutions and the availability of credit. If we are unable to obtain financing on favorable terms or at all, we may have to continue to curtail our investment activities, which would limit our growth prospects, and force us to dispose of assets at inopportune times in order to maintain our Investment Company Act exemption or to otherwise obtain necessary cash.

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

We have historically originated or acquired commercial real estate-bridge (i.e., short-term) loans secured by first lien mortgages on properties of borrowers who are typically seeking short-term capital to be used in the acquisition, construction or rehabilitation of properties, and intend to continue to do so. The typical borrower under a short-term loan has usually identified what it believes is an undervalued asset that may have been under-managed or located in a recovering market. If the market in which the asset is located fails to recover according to the borrower’s projections, or if the borrower fails to improve the quality of the asset’s management or the value of the asset, the borrower may not receive a sufficient return on the asset to satisfy the short-term loan, and we bear the risk that we may not recover some or all of our loan amount.

In addition, borrowers under a bridge loan usually use the proceeds of a conventional mortgage loan to repay the bridge loan. The risk of a borrower’s inability to obtain permanent financing increases under turbulent and stressed market conditions. Therefore, bridge loans are subject to the risk of a borrower’s inability to obtain permanent financing to repay the bridge loan. Short-term loans are also subject to the risk associated with all commercial mortgage loans — borrower defaults, bankruptcies, fraud, losses and “special hazard” losses that are not covered by standard hazard insurance. In the event of any default under short-term loans held by us as lenders, we bear the risk of loss of principal and non-payment of interest and fees to the extent of any deficiency between the value of the mortgage collateral and the principal amount and unpaid interest accrued under the short-term loan. Our results of operations and financial condition would be adversely affected by any such losses we were to suffer with respect to our short-term loans.

The subordinated loan assets that we may acquire, which involve greater risks of loss than senior loans secured by income-producing properties, could result in losses that could harm our results of operations and financial condition.

We have historically and may in the future acquire subordinated loans secured by junior mortgages on the underlying property or by a pledge of the ownership interests of either the entity owning the property or the entity that owns the interest in the entity owning the property. These types of assets involve a higher degree of risk than long-term senior mortgage lending secured by income-producing real property, because the loan may become unsecured as a result of foreclosure by the senior lender. In addition, these loans may have higher loan-to-value ratios than conventional mortgage loans, resulting in less equity in the property and increasing the risk of loss of principal, particularly to the junior lender. If a borrower defaults on our subordinated loan or debt senior to our loan, or in the event of a borrower bankruptcy, our subordinated loan will be satisfied only after the senior debt is paid in full. Where debt senior to our portfolio loan exists, the presence of intercreditor arrangements between the holder of the mortgage loan and us, as the subordinated lender, may limit our ability to amend our loan documents, assign our loans, accept prepayments, exercise our remedies, and control decisions made in bankruptcy proceedings relating to borrowers. As a result, we may not recover some or all of our investment, which could result in losses to us. In addition, even if we are able to foreclose on the underlying collateral following a borrower’s default on a subordinated loan, we may assume the rights and obligations of the defaulting borrower under the loan and, to the extent income generated on the underlying property is insufficient to meet outstanding debt obligations on the property, we may need to commit substantial additional capital to stabilize the property and prevent additional defaults to lenders with existing liens on the property. Significant losses related to our subordinated loans could harm our results of operations and financial condition.

Our due diligence may not reveal all of a borrower's assets or liabilities and may not reveal other investment risks or weaknesses in a business which could result in loan losses.

Before acquiring an asset or making a loan to a borrower, we assess the asset strength and skills of the prospective borrower and other factors that we believe are material to the performance of the asset. In making this assessment and otherwise conducting customary due diligence, we rely on numerous resources reasonably available to us and, in some cases, an investigation by third parties. This process is particularly subjective, and of lesser value than would otherwise be the case, with respect to newly organized entities because there may be little or no information publicly available about those entities. There can be no assurance that our due diligence processes will uncover all relevant facts or problems, or that any particular asset will be a successful investment.

Recent legislative and regulatory initiatives could harm our business.

The U.S., state and foreign governments have taken or are considering extraordinary actions in an attempt to address events and circumstances that occurred during the recent worldwide financial crisis and the severe decline in the global economy, and to seek to address the perceived underlying causes of the financial crisis to prevent or mitigate the recurrence. These actions or other actions under consideration could result in unintended consequences or new regulatory requirements which may be difficult or costly to comply with. In July 2010, the Dodd-Frank Act was signed into law in the U.S. Among other things, the Dodd-Frank Act (i) created the Financial Services Oversight Council to identify emerging systemic risks and improve interagency communication, (ii) created the Consumer Financial Protection Agency authorized to promulgate and enforce consumer protection regulations relating to financial products, which would affect both banks and non-bank finance companies, (iii) imposed a comprehensive new regulatory regime on financial markets, including derivatives and securitization markets, and (iv) created an Office of National Insurance within Treasury. In December 2013, the Board of Governors of the Federal Reserve System, the Office of the Comptroller of the Currency, the Federal Deposit Insurance Corporation, the Securities and Exchange Commission, and the Commodity Futures Trading Commission adopted the final version of the Volcker Rule (the “Volcker Rule”). As in earlier versions, the Volker Rule invokes Federal Reserve Chairman Paul Volcker’s core concept of restricting United States banks from making certain kinds of speculative investments that do not benefit their customers. The Company has not engaged in the types of speculative investments that are covered by the Volcker Rule and accordingly does not expect any impact on its operations. We are unable to predict what the final form of these rules will be when implemented by the respective agencies, but we believe that certain aspects of the new legislation, including, without limitation, the additional cost of higher deposit insurance and the costs of compliance with disclosure and reporting requirements and examinations by the new Consumer Financial Protection Agency, could have a significant impact on our business, financial condition and results of operations. Additionally, we cannot predict whether there will be additional proposed laws or reforms that would affect the U.S. financial system or financial institutions, whether or when such changes may be adopted, how such changes may be interpreted and enforced or how such changes may affect us. For example, bankruptcy legislation could be enacted that would hinder the ability to foreclose promptly on defaulted mortgage loans or permit limited assignee liability for certain violations in the mortgage origination process, any or all of which could adversely affect our business or result in us being held responsible for violations in the mortgage loan origination process even when we were not the originator of the loan.

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

Juniper and SRE, as the holders of our Series B-1 and B-2 preferred stock, respectively, have substantial approval rights over our operations. Their interests may not coincide with yours and they may make decisions with which you disagree.

Juniper or its affiliates, upon conversion of its Series B-1 preferred stock, would own approximately 11.1% of our common stock based on the number of shares of our Common Stock outstanding on a fully-diluted basis. Singerman or its affiliates, upon conversion of its Series B-2 preferred stock, would own approximately 23.9% of our common stock based on the number of shares of our Common Stock outstanding on a fully-diluted basis. Juniper, as owner of the Series B-1 preferred stock, has the ability to control the appointment of one director to our board of directors. Singerman, as owner of the Series B-2 preferred stock, has the ability to control the appointment of one director to our board of directors. Under the Certificate of Designation for the Series B-1 preferred stock and the Series B-2 preferred stock, Juniper and Singerman may also together elect one "independent" director to our board of directors. Additionally, under the Certificate of Designation we may not undertake certain actions without the consent of the holders of at least 85% of the shares of Series B preferred stock outstanding, including entering into major contracts, entering into new lines of business, or selling REO assets other than within certain defined parameters. Further, certain actions, including breaching any of our material obligations to the holders of Series B preferred stock under the Certificate of Designation, could result in a default under the terms of the Series B preferred stock, which could allow the Series B preferred stockholders to require us to redeem the Series B preferred stock. The interests of Juniper and Singerman may not always coincide with our interests as a company or the interests of our other stockholders. Furthermore, an affiliate of Singerman has made a loan to the Company, and we have entered into a long-term advisory services contracts with affiliates of Juniper and Singerman for the provision of various services.

As a result, of its substantial beneficial equity interest in us, Juniper and Singerman each have considerable influence over our corporate affairs and day-to-day actions, and this makes it difficult or impossible to enter into certain transactions without the support of both Juniper and Singerman. Accordingly, either Juniper or Singerman could prevent us from entering into transactions or agreements that you would approve of or make decisions with which you may disagree.

The Calmwater loan agreements contain restrictive covenants relating to the operations of certain subsidiaries of the Company, which could materially adversely affect our business, results of operations, and financial condition.

The Calmwater loan agreements contain certain restrictive covenants which have the effect of requiring us to obtain Calmwater's consent prior to taking certain actions. These restrictive covenants require us to obtain Calmwater's consentin order to take many actions, including to sell, encumber or otherwise transfer certain assets, declare or pay dividends, or incur any additional indebtedness. If we fail to meet or satisfy any of these covenants, we would be in default under the loan agreements, and Calmwater could elect to declare loans outstanding to us due and payable, require the posting of additional collateral and enforce their respective interests against existing collateral from us. A default also could limit significantly our financing alternatives, which could cause us to curtail our investment activities or prematurely dispose of assets, any of which could have a material adverse effect on our business, results of operations, and financial condition.

Any borrowing by us will increase our risk, which may reduce the return on our assets, reduce cash available for distribution to our stockholders and increase losses.

Subject to market conditions and availability, we have historically used, and may continue to use, borrowings to provide us with the necessary cash to pay our operating expenses (including expenses related to holding our REO assets), fund our principal and interest payment obligations under our loans, and to finance our assets or make other investments. Our ability to borrow in the future, however, will subject to certain covenant restrictions in the Calmwater loan agreements which restrict certain assets owned by subsidiaries of the Company from being pledged as collateral for additional indebtedness. These covenant restrictions may reduce our ability to borrow funds in the future. Any such borrowings will require us to carefully manage our cost of funds and we may not be successful in this effort. To the extent we are permitted under our Calmwater loan agreement or other agreements, we may borrow funds from a number of sources, including through repurchase agreements, resecuritizations, securitizations, warehouse facilities and bank credit facilities (including term loans and revolving facilities), and the terms of any indebtedness we incur may vary. Although we are not currently required to maintain any particular assets-to-equity leverage ratio, the amount of leverage we may deploy will depend on our available capital, our ability to access financing arrangements, our estimated stability of cash flows generated from the assets in our portfolio and our assessment of the risk-adjusted returns associated with those assets, our ability to enter into repurchase agreements, resecuritizations, securitizations, warehouse facilities and bank credit facilities (including term loans and revolving facilities), available credit limits and financing rates, the type or amount of collateral required to be pledged and our assessment of the appropriate amount of leverage for the particular assets we are funding.

Borrowing subjects us to a number of other risks, including, among others, the following:

•
if we are unable to repay any indebtedness or make interest payments on any loans we incur, our lenders would likely declare us in default, resulting in the acceleration of the associated debt (and any other debt containing a cross-default or cross-acceleration provision) and could require that we repay all amounts outstanding under our loan facilities, which we may be unable to pay from internal resources or refinance on favorable terms or at all;

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

•
we are required to dedicate a substantial portion of our cash flow from operations to interest and principal payments on our debt, thereby reducing funds available for operations, future business opportunities, or other purposes;

•	we may not be able to refinance debt that matures prior to the investment it was used to finance on favorable terms, or at all; and

•
some lenders may require as a condition of making a loan to us that the lender receive a priority on mortgage repayments received by us on our mortgage portfolio, thereby requiring the first dollars we collect to go to our lenders.

Any of the foregoing events could materially harm our business, results of operations and financial condition.

Our available liquidity is subject to certain blocked account control agreements, the funding of certain reserve accounts, and minimum liquidity requirements under certain borrowings.

In connection with the Calmwater loans secured in January 2015, certain of our subsidiaries entered into "blocked account control agreements" with Calmwater. Under these agreements, the revenues generated from the assets secured by the loans are required to be collected through a specified depository account and subsequently passed through to unrestricted operating accounts under the control of the Company. In the event of default under the Calmwater loans, Calmwater would be entitled to assume control of the blocked accounts, which could reduce or eliminate our ability to utilize the cash in the unrestricted operating accounts to meet our future operating or capital requirements. In addition, the Calmwater loans require the establishment and funding of certain reserve accounts that serve as collateral under the loan and are controlled by Calmwater which will reduce the cash otherwise available to us to be used in our business.

In addition, during the year ended December 31, 2014, we secured a construction loan in the amount of $24.0 million in connection with the development of a multi-family project, which will require that the Company maintain a minimum liquidity balance of

$7.5 million upon the first construction draw under the loan (expected to occur in the first or second quarter of 2015). There is no assurance that adequate cash and cash equivalents will be available to meet our future operating or capital requirements.

Any repurchase agreements and bank credit facilities into which we may enter in the future to finance our operations may require us to provide additional collateral or pay down debt which could have the effect of reducing the capital that might otherwise be available to be used to expand our business.

We have used and may continue to utilize repurchase agreements and bank credit facilities (including term loans and revolving facilities) to finance our operations assuming such financing is available to us on acceptable terms. Such financing arrangements involve the risk that the market value of the loans pledged or sold by us to the repurchase agreement counter-party or provider of the bank credit facility may decline in value, in which case the counter-party or lender may require us to provide additional collateral or to repay all or a portion of the funds advanced. We may not have the funds available to repay our debt at that time, which would likely result in defaults unless we are able to raise the funds from alternative sources, which we may not be able to do on favorable terms or at all. A lender’s or counter-party's requirement that we post additional collateral would reduce our liquidity and limit our ability to leverage our assets. If we cannot meet these requirements, the lender or counter-party could accelerate our indebtedness, increase the interest rate on advanced funds and terminate our ability to borrow funds from it, which could harm our financial condition and ability to implement our business plan. In addition, in the event that a lender or counter-party files for bankruptcy or becomes insolvent, the loans to us may become subject to bankruptcy or insolvency proceedings, thus depriving us, at least temporarily, of the benefit of these assets. Such an event could restrict our access to bank credit facilities and increase our cost of capital. The providers of repurchase agreement financing and bank credit facilities may also require us to maintain a certain amount of cash or set aside assets sufficient to maintain a specified liquidity position that would allow us to satisfy our collateral obligations. As a result, we may not be able to leverage our assets as fully as we would choose which could reduce our return on assets. In the event that we are unable to meet these collateral obligations, our financial condition and prospects could deteriorate rapidly.

To the extent that we obtain debt financing as a borrower, we expect that such financing facilities will contain restrictive covenants relating to our operations, which could harm our business, results of operations, and financial condition.

To the extent we borrow funds pursuant to loan or similar agreements, we expect that these agreements will impose restrictions on us with respect to our ability to incur additional debt, make certain acquisitions, reduce liquidity below certain levels, pay dividends to our stockholders, redeem debt or equity securities, and the operation of our business in general and in the carrying our investment strategy in particular. For example, the existing Calmwater loan documents contain negative covenants that limit, among other things, the ability of certain of our subsidiaries to employ leverage beyond certain amounts, engage in partial sales of assets, engage in mergers or consolidations, grant liens, and enter into transactions with affiliates. If we fail to meet or satisfy any of the covenants in our current or future loan agreements, we would be in default under these agreements, and our lenders could elect to declare loans outstanding to us due and payable, terminate their commitments, require the posting of additional collateral and enforce their respective interests against existing collateral from us, or any combination of the foregoing. We also may be subject to cross-default and acceleration rights and, with respect to collateralized debt, requirements for us to post additional collateral, and foreclosure rights upon default. A default also could significantly limit significantly our financing alternatives, which could cause us to curtail or suspend all of our investment activities or prematurely dispose of assets.

Due to the recent credit crisis and downturn in the U.S. real estate markets and the economy, we have experienced defaults on our commercial mortgage loan assets and expect to experience such defaults in the future which may harm our business.

We are in the business of acquiring, originating, marketing and selling commercial mortgage loans and, as such, we are at risk of default by borrowers. Any failure of a borrower to repay the mortgage loans or to pay interest on such loans will reduce our revenue and have an adverse effect on our results of operations and financial condition. At December 31, 2014, 6 of our 9 loans with outstanding principal and interest balances totaling $18.6 million were in default, all of which were past their respective scheduled maturity dates. Substantially all of our legacy mortgage loans have defaulted, resulting in foreclosures of on the real estate underlying such assets, the majority of which are generally non-income producing assets. As such, we anticipate our mortgage loan interest income to remain at significantly reduced levels unless we are successful in investing the proceeds from the disposition of REO assets in new investments and begin generating income from those investments.

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

•	costs of remediation and liabilities associated with environmental conditions;

•	the potential for uninsured or under-insured property losses;

•	financial and tort liability risks, including construction defect claims, associated with the ownership, development and construction on such real estate;

•	fluctuations in occupancy rates;

•	competition of tenants and/or customers;

•	ability to renew leases or re-let spaces as leases expire; and

•	market risk and the possibility that they will not be able to develop, sell or operate such real estate to generate the income expected from such real estate.

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

The ability of a commercial mortgage loan borrower to repay a loan secured by an income-producing property, such as a multi-family or commercial office building, typically is dependent primarily upon the successful operation of the property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay our loan may be impaired. Net operating income of an income producing property can be affected by, among other things, tenant mix, success of tenant businesses, property management decisions, property location and condition, competition from comparable types of properties, changes in laws that increase operating expenses or limit rents that may be charged, any need to address environmental contamination at the property, the occurrence of any uninsured casualty at the property, changes in national, regional or local economic conditions or specific industry segments, declines in regional or local real estate values, declines in regional or local rental or occupancy rates, increases in interest rates, real estate tax rates and other operating expenses, changes in governmental rules, regulations and fiscal policies, including environmental legislation, acts of God, terrorism, social unrest and civil disturbances.

Although we have recourse to the borrower or, in some cases, guarantors of the borrower, the majority of our mortgage loans are enforced against insolvent and/or financially distressed borrowers, which means in practice that there is generally little, if any, recourse against the borrower’s assets other than the underlying collateral. In the event of any default under a recourse or non-recourse commercial mortgage loan held directly by us, we generally bear a risk of loss of principal to the extent of any deficiency between the value of the collateral (or our ability to realize such value through foreclosure) and the principal and accrued interest on the mortgage loan, which could harm our results of operations and cash flow from operations. In the event of the bankruptcy of a commercial mortgage loan borrower, the mortgage loan to such borrower will be deemed to be secured only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the commercial mortgage loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law. Foreclosure of a commercial mortgage loan can be an expensive and lengthy process, which could have a substantial negative effect on our anticipated return on the foreclosed commercial mortgage loan.

We rely on the value of our real estate collateral to help protect us from incurring losses on our commercial mortgage loans, and the realizable value of that real estate collateral is subject to appraisal errors and events beyond our control, which may result in losses on our loans.

We rely on third-party appraisers to value our real estate collateral to help protect us from incurring losses on the commercial mortgage loans that we make or acquire. Any errors or mistakes in judgment by such appraisers may cause an over-valuation of such real estate collateral. Also, the realizable value of the real estate securing our loans may decrease due to subsequent events, such as the precipitous decline in value experienced as a result of the recent real estate market downturn. As a result, the value of the collateral securing our mortgage loans may be less than anticipated at the time the applicable commercial mortgage loan was originated or acquired. If the value of the collateral supporting our commercial mortgage loans declines and a foreclosure sale occurs, we may not recover the full amount of our commercial mortgage loan, thus reducing the amount of our cash available, if any, and may harm our business.

Our underwriting standards and procedures may not adequately protect us from loan defaults, which could harm our business.

Due to the nature of our business model, we believe the underwriting standards and procedures we use are different from conventional lenders. Accordingly, there is a risk that the underwriting we performed did not, and the underwriting we perform in the future will not, reveal all material facts pertaining to the borrower and the collateral, and there may be a greater risk of default by our borrowers which, as described above, could harm our business. In addition, the underwriting standards we applied to our existing assets did not anticipate the current unprecedented downturn in the real estate market and general economy, and as a result we may recognize additional losses from future loan defaults of such loans.

Guarantors of our loans may not have sufficient assets to support their guarantees, which, in the event of a loan default where the realizable value of the underlying collateral is insufficient to fully amortize our loan, could cause us to suffer losses.

Our commercial mortgage loans are not insured or guaranteed by any federal, state or local government agency. Our loans may be guaranteed by individuals or entities which are typically affiliated with the borrower. These guarantors may not have sufficient assets to back up their guarantees, in whole or in part, and collections pursuant to any such guarantees may be difficult and costly. Consequently, if there is a default on a particular commercial mortgage loan and the guarantee, our only practical recourse may be to foreclose upon the mortgaged real property. If the value of the foreclosed property is less than the amount outstanding under the corresponding loan, we may incur losses.

We may experience a further decline in the fair value of our assets, which could harm our results of operations and our financial condition.

Our real estate assets are subject to increases and decreases in fair value. A further decline in the fair value of our assets may require us to recognize a provision for credit losses or impairment charge against such assets under accounting principles generally accepted in the United States, or GAAP, if we were to determine that, with respect to any assets in unrealized loss positions, we do not have the ability and intent to hold such assets to maturity or for a period of time sufficient to allow for recovery to the amortized cost of such assets. If such a determination were to be made, we would recognize unrealized losses through earnings and write down the amortized cost of such assets to a new cost basis, based on the fair value of such assets on the date they are considered to be impaired. For example, although we recorded net cash and noncash recoveries for credit losses totaling $2.8 million and $8.0 million during the years ended December 31, 2014 and 2013, respectively, we also recorded impairment charges on REO assets of $4.7 million and $1.1 million for the same periods, respectively. For further information, see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations for the Years Ended December 31, 2014, 2013 and 2012 — Costs and Expenses — Provision for Credit Losses.” We could be required to record additional valuation adjustments in the future. Even in the absence of decreases in the value of real estate, we may be required to recognize provisions for credit losses as a result of the accrual of unpaid taxes on collateral underlying a loan. We also may be required to recognize impairment charges if we reclassify particular REO assets from being held for development to being held for sale. Such a provision for credit losses or impairment charges reflect non-cash losses at the time of recognition. Subsequent disposition or sale of such assets could further affect our future results of operations, as they are based on the difference between the sale price received and carrying value of such assets at the time of sale. If we experience a decline in the fair value of our assets, our results of operations and financial condition could be harmed.

Many of our assets are recorded at the lower of cost or market or fair value assessments, and as a result, there may be uncertainty as to the value of these assets.

The fair value of many of our assets may not be readily determinable, requiring us to make certain estimates and adjustments. We value certain of these investments quarterly at fair value, as determined in accordance with applicable accounting guidance, which may include unobservable inputs. Because such valuations are subjective, the fair value of certain of our assets may fluctuate over short periods of time and our determinations of fair value may differ materially from the values that would have been used if a ready market for these assets existed. Moreover, even if the fair values of our REO assets increase, we are generally unable to reflect the value of those assets on our balance sheet above their REO carrying values. As such, the value of such an increase would only be recognized upon disposition of the asset, if any.

Valuations of certain assets may be difficult to obtain or unreliable. When appropriate, the Company will obtain information from third-party dealers and pricing services to assist us in valuing our assets. In general, third-party dealers and pricing services heavily disclaim their valuations. Dealers may claim to furnish valuations only as an accommodation and without special compensation, and so they may disclaim any and all liability for any direct, incidental or consequential damages arising out of any inaccuracy or incompleteness in valuations, including any act of negligence or breach of any warranty. Depending on the complexity and illiquidity of an asset, valuations of the same asset can vary substantially from one dealer or pricing service to another. In certain circumstances, we may be required to determine the fair value of our investments using our judgment based on available information. Our results of operations for a given period could be harmed if our determinations regarding the fair value of these investments were materially higher than the values that we ultimately realize upon their disposal. The valuation process has been particularly challenging recently as market events have made valuations of certain assets more difficult, unpredictable and volatile.

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

We may acquire non-Agency RMBS, which are backed by residential real estate property but, in contrast to Agency RMBS, their principal and interest are not guaranteed by federally chartered entities such as the Federal National Mortgage Association ("Fannie Mae") or the Federal Home Loan Mortgage Corporation ("Freddie Mac") and, in the case of the Government National Mortgage Association ("Ginnie Mae"), the U.S. Government. We may acquire non-Agency RMBS backed by collateral pools of mortgage loans that have been originated using underwriting standards that are less restrictive than those used in underwriting “prime mortgage loans” and “Alt A mortgage loans.” These lower standards include mortgage loans made to borrowers having imperfect or impaired credit histories, mortgage loans where the amount of the loan at origination is 80% or more of the value of the mortgage property, mortgage loans made to borrowers with low credit scores, mortgage loans made to borrowers who have other debt that represents a large portion of their income and mortgage loans made to borrowers whose income is not required to be disclosed or verified. Due to current economic conditions, including fluctuations in interest rates and lower home prices, as well as aggressive lending practices, subprime mortgage loans have in recent periods experienced increased rates of delinquency, foreclosure, bankruptcy and loss, and they are likely to continue to experience delinquency, foreclosure, bankruptcy and loss rates that are higher, and that may be substantially higher, than those experienced by mortgage loans underwritten in a more traditional manner. Thus, because of the higher delinquency rates and losses associated with subprime mortgage loans, the performance of non-Agency RMBS backed by subprime mortgage loans that we may acquire could be adversely affected, which could materially and adversely impact our results of operations, financial condition and business.

Past or future actions to manage the Company through the recent recession may not be successful, in part or at all, and a failure of any one or more of these actions could harm us.

We have taken various actions to manage the Company through the recent recession, including, among other things, marketing certain of our whole loans and participation interests for sale, and disposing of REO properties that were acquired by us through foreclosure. We also continue to evaluate other options. Many of the challenges being faced by us are beyond our control, including a lack of adequate lender credit availability in the marketplace and the decline in real estate prices and the prices of real estate-related assets. These or other actions we may take may not be successful, in part or at all, and a failure of any one or more of these actions could harm us.

Our loans and real estate assets are concentrated geographically and a further downturn in the economies or markets in which we operate could harm our asset values.

We have commercial and residential mortgage loans and real property in Arizona, California, Texas, New Mexico, Minnesota, Utah and Hawaii. Declines in general economic conditions and real estate markets in the states of Arizona and California, where we had the bulk of our assets, were worse than in certain other areas of the United States. Because we are generally not diversified geographically and are not required to observe any specific geographic diversification criteria, a downturn in the economies of the states in which we own real estate or have commercial mortgage loans, could harm our loan and real estate portfolio.

We may have difficulty protecting our rights as a secured lender, which could reduce the value or amount of collateral available to us upon foreclosure and harm our business.

While our loan documents provide us with certain enforcement rights with respect to those loans, the manner in which the foreclosure process is conducted and the rights of borrowers and the rights of other secured lenders may prevent or limit our ability to realize substantial benefits from these enforcement rights. For example:

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

We may be required to incur substantial legal and other defense costs in the event such a claim is made against us, and if such a claim were to be ultimately successful or resolved through settlement, subject us to significant liability.

If any of the real estate upon which we have foreclosed upon were to suffer an uninsured loss, we could lose the capital invested in such properties as well as the anticipated future cash flows from the loans secured by those properties.

Through foreclosure, we have acquired a substantial number of real property assets. We carry comprehensive liability, fire, extended coverage, earthquake, business interruption and rental loss insurance covering all of these properties under various insurance policies. Furthermore, we maintain title insurance to protect us against defects affecting the security for our loans. We select policy specifications and insured limits which we believe to be appropriate given the perceived relative risk of loss, the cost of the coverage and our understanding of industry practice. We do not carry insurance for generally uninsured losses such as loss from riots, war or nuclear reactions. Our policies are insured subject to certain limitations, including, among others, large deductibles or co-payments and policy limits which may not be sufficient to cover losses. In addition, we may discontinue certain policies on some or all of our properties in the future if the cost of premiums for any of these policies exceeds, in our judgment, the value of the coverage relative to the perceived risk of loss. If we, or one or more of our borrowers, experiences a loss which is uninsured or which exceeds policy limits or which our carriers will not or cannot cover, we could lose the capital invested in those real property assets or in loans secured by such properties as well as the anticipated future cash flows from the assets or loans secured by those properties (or, in the event of foreclosure, from those properties themselves).

We may be exposed to liabilities for risks associated with the use of hazardous substances on any of our properties.

Under various U.S. federal, state and local laws, an owner or operator of real property may become liable for the costs of removal of certain hazardous substances released on its property. These laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release of such hazardous substances. The presence of hazardous substances may harm an owner’s ability to sell real estate or borrow using real estate as collateral. To the extent that an owner of a property underlying one of our loans becomes liable for removal costs, the ability of the owner to make payments to us may be reduced, which in turn may diminish the value of the relevant mortgage asset held by us. If we acquire a property through foreclosure or otherwise, the presence of hazardous substances on such property may harm our ability to sell the property and we may incur substantial remediation costs, which could harm our results of operations and financial condition.

Other Risk Factors:

We may not be able to utilize our built-in tax losses as anticipated, which could result in greater than anticipated tax liabilities.

Due to the significant decline in the real estate markets in recent years, we have built-in unrealized tax losses in our portfolio of loans and REO assets, as well as other deferred tax assets, of approximately $72 million. In addition we had net operating loss carryforwards of approximately $400 million as of December 31, 2014. Subject to certain limitations, such “built-in losses” may be available to offset future taxable income and gain from our existing assets as well as potentially income and gain from new assets we acquire. Our ability to use our built-in losses is dependent upon our ability to generate taxable income in future periods. In addition, the use of our built-in losses is subject to various limitations. For example, there will be limitations on our ability to use our built-in losses or other net operating losses if we undergo a “change in ownership” for U.S. federal income tax purposes. In addition, it is possible that our built-in losses may not be fully available or usable in the manner anticipated. To the extent these limitations occurred or governmental challenges were asserted and sustained with respect to such built-in losses, we may not be permitted to use our built-in losses to offset our taxable income, in which case our tax liabilities could be greater than anticipated.

Our decisions about raising our capital may adversely affect our business and financial results. Furthermore, our growth may be limited if we are not able to raise additional capital.

To a large extent, we rely on our ability to raise capital to grow. We may raise capital through the issuance of new shares of our common stock. We may also raise capital by issuing other types of securities, such as preferred stock, convertible debt, or other types of debt securities. As of December 31, 2014, we had approximately 183.1 million unissued shares of common stock and 91.8 million unissued shares of preferred stock authorized for issuance under our charter (although certain of these shares are reserved for issuance through our 2010 Equity Incentive Plan or for issuance of restricted stock to certain employees). The number of our unissued shares of stock authorized for issuance establishes a limit on the amount of capital we can raise through issuances of shares of stock unless we seek and receive approval from our stockholders to increase the authorized number of our shares in our charter. Also, certain stock change of ownership tests may limit our ability to raise significant amounts of equity capital or could limit our future use of tax losses to offset income tax obligations if we raise significant amounts of equity capital.

In addition, we may not be able to raise capital at times when we need capital or see opportunities to invest capital. Many of the same factors that could make the pricing for investments in real estate loans and other investments attractive, such as the availability of assets from distressed owners who need to liquidate them at reduced prices, and uncertainty about credit risk and the economy, may limit investors’ and lenders’ willingness to provide us with additional capital. There may be other reasons we are not able to raise capital and, as a result, may not be able to finance growth in our business and in our portfolio of assets. If we are unable to raise capital and expand our business and our portfolio of investments, our growth may be limited, we may have to forgo attractive business and investment opportunities, and our operating expenses may increase significantly relative to our capital base.

To the extent we have capital that is available for investment, we have broad discretion over how to invest that capital and you will be relying on the judgment of our management regarding its use. To the extent we invest capital in our business or in portfolio assets, we may not be successful in achieving favorable returns.

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

While there have been indications of a partial recovery of these economic disruptions in the last two years, we previously recorded significant losses, resulting primarily from significant provisions for credit losses and impairment charges resulting in substantial decreases in the net carrying value of our assets as a consequence of this severe economic dislocation. Economic conditions or the real estate and other markets generally may not fully recover in the near term, in which case we could continue to experience additional losses and write-downs of assets, and could face capital and liquidity constraints and other business challenges.

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

Accounting rules for commercial mortgage loan sales and securitizations, valuations of financial instruments, asset consolidations and other aspects of our anticipated operations are highly complex and involve significant judgment and assumptions. These complexities could lead to a delay in the preparation of financial information and the delivery of this information to our stockholders. Changes in accounting rules, interpretations or our assumptions could undermine our ability to prepare timely and accurate financial statements which could result in a lack of investor confidence in our publicly filed information.

If we fail to maintain proper and effective internal controls, our ability to produce accurate financial statements could be impaired, which could cause us to fail to meet our reporting obligations or cause investors to lose confidence in our reported financial information.

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

In addition, the existence of any material weakness in our internal control over financial reporting could also result in errors in our financial statements that could require us to restate our financial statements, cause us to fail to meet our reporting obligations and cause investors to lose confidence in our reported financial information. We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment includes disclosure of material weaknesses, if any, identified by our management in our internal control over financial reporting, although our auditors are not required to issue an attestation report on effectiveness of our internal controls. If in the future we are unable to assert that our internal control over financial reporting is effective, investors could lose confidence in the accuracy and completeness of our financial reports.

Our risk management efforts may not be effective.

We could incur substantial losses and our business operations could be disrupted if we are unable to effectively identify, manage, monitor, and mitigate financial risks, such as credit risk, interest rate risk, prepayment risk, liquidity risk, and other market-related risks, as well as operational risks related to our business, assets, and liabilities. Our risk management policies, procedures, and techniques may not be sufficient to identify all of the risks we are exposed to, mitigate the risks we have identified, or to identify additional risks to which we may become subject in the future. Expansion of our business activities may also result in our being exposed to risks that we have not previously been exposed to or may increase our exposure to certain types of risks and we may not effectively identify, manage, monitor, and mitigate these risks as our business activity changes or increases.

Our technology infrastructure and systems are important and any significant disruption or breach of the security of this infrastructure or these systems could have an adverse effect on our business. We also rely on technology infrastructure and systems of third parties who provide services to us and with whom we transact business.

In order to analyze, acquire, and manage our investments, manage the operations and risks associated with our business, assets, and liabilities, and prepare our financial statements we rely upon computer hardware and software systems. Some of these systems are located at our offices and some are maintained by third party vendors or located at facilities maintained by third parties. We also rely on technology infrastructure and systems of third parties who provide services to us and with whom we transact business. Any significant interruption in the availability or functionality of these systems could impair our access to liquidity, damage our reputation, and have an adverse effect on our operations and on our ability to timely and accurately report our financial results. In addition, any breach of the security of these systems could have an adverse effect on our operations and the preparation of our financial statements. Steps we have taken to provide for the security of our systems and data may not effectively prevent others from obtaining improper access to our systems data. Improper access could expose us to risks of data loss, litigation, and liabilities to third parties, and otherwise disrupt our operations. For example, our systems and the systems of third parties who provide services to us and with whom we transact business may contain non-public personal information that an identity thief could utilize in engaging in fraudulent activity or theft. We may be liable for losses suffered by individuals whose identities are stolen as a result of a breach of the security of these systems, and any such liability could be material.

Our business model and investment strategies, and the actions taken or not taken to implement them and adapt them to changing circumstances involve substantial risk and may not be successful which could result in harm to our financial condition and results of operations.

Due to the recent credit crisis and downturn in the U.S. real estate markets and the economy, the commercial real estate mortgage industry and the related capital markets are still undergoing significant changes. Our methods of, and model for, doing business and financing our investments are changing and if we fail to develop, enhance, and implement strategies to adapt to changing conditions in the commercial real estate mortgage industry and capital markets, our business and financial results may be adversely affected. Furthermore, changes we make to our business to respond to changing circumstances, such as engaging in real estate development activities, may expose us to new or different risks than we were previously exposed to and we may not effectively identify or manage those risks. We make investments and engage in business activities that are different from, and possibly riskier than, other businesses in which we have we historically engaged. In particular, a change in our business strategy, including the manner in which we allocate our resources across our commercial mortgage loans or the types of assets we seek to acquire, may increase our exposure to interest rate risk, default risk and real estate market fluctuations. In addition, we may in the future use leverage at times and in amounts deemed prudent by our management in its discretion, and such decisions would not be subject to stockholder approval. Changes to our strategies regarding the foregoing could harm our financial condition and results of operations.

Initiating new business activities or significantly expanding existing business activities may expose us to new risks and will increase our cost of doing business.

Initiating new business activities or significantly expanding existing business activities are two ways to grow our business and respond to changing circumstances in our industry; however, they may expose us to new risks and regulatory compliance requirements. We cannot be certain that we will be able to manage these risks and compliance requirements effectively. Furthermore, our efforts may not succeed and any revenues we earn from any new or expanded business initiative may not be sufficient to offset the initial and ongoing costs of that initiative, which would result in a loss with respect to that initiative. For example, efforts we have made and continue to make to significantly expand our investing activity in commercial real-estate related assets and to develop new methods and channels for acquiring and selling residential and commercial real estate-related investment assets may expose us to new risks, may not succeed, and may not generate sufficient revenue to offset our related costs. Any new activities that we engage in may increase our fiduciary responsibilities, result in conflicts of interest arising from our investment activities and the activities of the entities we manage, increase our exposure to litigation, and expose us to other risks.

In connection with initiating new business activities or expanding existing business activities, or for other business reasons, we may create new subsidiaries. Generally, these subsidiaries would be wholly-owned, directly or indirectly, by the Company. The creation of those subsidiaries may increase our administrative costs and expose us to other legal and reporting obligations.

Conducting our business in a manner so that we are exempt from registration under, and compliance with the Investment Company Act, may reduce our flexibility and could limit our ability to pursue certain opportunities. At the same time, failure to continue to qualify for exemption from the Investment Company Act could adversely affect us.

Under the Investment Company Act, an investment company is required to register with the SEC and is subject to extensive restrictive and potentially adverse regulations relating to, among other things, operating methods, management, capital structure, dividends, and transactions with affiliates. However, companies primarily engaged in the business of acquiring mortgages and other liens on and interests in real estate are exempt from the requirements of the Investment Company Act. We believe that we have conducted our business so that we are exempt from the Investment Company Act. In order to continue to do so, however, we must, among other things, maintain at least 55% of our assets in certain qualifying real estate assets (the "55% Requirement") and we are also required to maintain an additional 25% of our assets in such qualifying real estate assets or certain other types of real estate-related assets (the "25% Requirement"). Rapid changes in the values of assets we own, however, can disrupt prior efforts to conduct our business to meet these requirements.

If we failed to meet the 55% Requirement or the 25% Requirement, we could, among other things, be required either (i) to change the manner in which we conduct our operations to avoid being required to register as an investment company or (ii) to register as an investment company, either of which could adversely affect us by, among other things, requiring us to dispose of certain assets or to change the structure of our business in ways that we may not believe to be in our best interests. Legislative or regulatory changes relating to the Investment Company Act or which affect our efforts to comply with the 55% Requirement and the 25% Requirement could also result in these adverse effects on us.

If we were deemed an unregistered investment company, we could be subject to monetary penalties and injunctive relief and we could be unable to enforce contracts with third parties and third parties could seek to obtain rescission of transactions undertaken during the period we were deemed an unregistered investment company, unless the court found that under the circumstances, enforcement (or denial of rescission) would produce a more equitable result than no enforcement (or grant of rescission) and would not be inconsistent with the Investment Company Act.

Risks Related to our Common Stock:

Under our Certificate of Designation of Series B-1 Cumulative Convertible Preferred Stock and Series B-2 Cumulative Convertible Preferred Stock, we are not permitted to pay dividends on our common stock and we may not meet Delaware law requirements or have sufficient cash to pay dividends in the future.

We are not required to pay dividends to the holders of our Common Stock and the holders of our Common Stock do not have contractual or other rights to receive them other than certain dividends payable in connection with an "initial public offering" as set forth in our Certificate of Incorporation. Under our Certificate of Designation of Series B-1 Cumulative Convertible Preferred Stock and Series B-2 Cumulative Convertible Preferred Stock and the agreements governing our outstanding indebtedness, we are allowed to pay dividends only under limited circumstances.

In addition, under Delaware law, our Board of Directors may not authorize a dividend unless it is paid out of our surplus (calculated in accordance with the Delaware General Corporation law), or, if we do not have a surplus, it is paid out of our net profits for the fiscal year in which the dividend is declared and the preceding fiscal year.

Any and all dividends will be paid at the discretion of our Board of Directors. Our ability to pay dividends in the future will depend on numerous factors, including:

•	our obligations under agreements governing our outstanding indebtedness:

•	our obligations under our Certificate of Designation of Series B-1 Cumulative Convertible Preferred Stock and Series B-2 Cumulative Convertible Preferred Stock;

•	the state of our business, the environment in which we operate, and the various risks we face, including financing risks and other risks summarized in this report;

•	the results of our operations, financial condition, liquidity needs and capital resources;

•	our expected cash needs, including for interest and any future principal payments on indebtedness or the redemption of our Preferred Stock; and

•	potential sources of liquidity, including borrowing under our credit facilities and possible asset sales.
Under the terms of our Certificate of Designation of Series B-1 Cumulative Convertible Preferred Stock and Series B-2 Cumulative Convertible Preferred Stock generally, no dividends may be paid on our Common Stock during any fiscal year unless all accrued dividends on the Series B-1 and Series B-2 preferred stock have been paid in full. The Certificate of Designation does permit the Company, after September 30, 2014, to authorize quarterly dividends on our Common Stock of up to $375,000 in the aggregate. In addition to that amount, the Company may authorize additional quarterly dividends on our Common Stock provided that the Company also pays to the Series B preferred stockholders a dividend in an amount equal to what those preferred stockholders would have received had their preferred stock been converted to common stock as of the ex-dividend date.

See Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities – Dividends” below for further discussion regarding limitations on our ability to declare and pay dividends to shareholders.

A limited number of institutional shareholders own shares of our Series B Preferred Stock that is convertible into a significant percentage of our fully-diluted Common Stock, which could have adverse consequences to other holders of our Common Stock.

As of December 31, 2014, based on filings of Schedules 13D with the SEC, two institutional shareholders (who have designated 3 members of our 7-member Board of Directors) own shares of our Series B Preferred Stock that are convertible into approximately an aggregate of 40% of our outstanding Common Stock. Significant ownership stakes held by these or other investors could have adverse consequences for other stockholders because each of these investors will have a significant influence over the outcome of matters submitted to a vote of our stockholders, including the election of our directors and transactions involving a change in control.

Offerings of debt securities, which would be senior to our common stock in liquidation, or equity securities, which would dilute our existing stockholders’ interests, may be senior to our common stock for the purposes of dividends and distributions.

In the future, we may attempt to increase our capital resources by making additional offerings of debt or equity securities, including commercial paper, medium-term notes, senior or subordinated notes, preferred stock or common stock. The terms of our charter documents do not preclude us from issuing additional debt or equity securities. Our certificate of incorporation permits our board of directors, without your approval, to authorize the issuance of common or preferred stock in connection with equity offerings, acquisitions of securities or other assets of companies, divide and issue shares of preferred stock in series and fix the voting power and any designations, preferences, and relative, participating, optional or other special rights of any preferred stock, including the issuance of shares of preferred stock that have preference rights over the common stock with respect to dividends, liquidation, voting and other matters or shares of common stock that have preference rights over your common stock with respect to voting. We are not required to offer any such shares to existing stockholders on a preemptive basis. Therefore, it may not be possible for existing stockholders to participate in future stock issuances. Additional equity offerings by us may dilute your interest in us or reduce the market price of our common stock, or both. Any preferred stock could have a preference on distribution payments that could limit our ability to make a distribution to our stockholders. If we issue additional debt securities, we could become more highly leveraged, resulting in (i) an increase in debt service that could harm our ability to make dividends to our stockholders, and (ii) an increased risk of default on our obligations. If we were to liquidate, holders of our debt and shares of preferred stock and lenders with respect to other borrowings will receive a distribution of our available assets before the holders of our common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Further, market conditions could require us to accept less favorable terms for the issuance of our securities in the future. Thus, you will bear the risk that any future offerings by us could dilute your interest in us.

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

Shares of our Common Stock are subject to certain restrictions on transfer under Article V of the Company's Bylaws, which could restrict your ability to sell your shares in certain circumstances.

In order to preserve our significant net operating loss carryover, we have adopted certain restrictions on the transfer of shares of our common stock. Under section 382 of the Internal Revenue Code of 1986 (the "Code"), our ability to utilize our net operating loss carryover and certain other tax benefits would be severely curtailed upon the occurrence of a "change in control" (defined generally as a more than 50 percentage point increase in the ownership of the Company by certain equity holders who are defined in section 382 of the Code as "5 percent shareholders"). In order to preserve our net operating loss carryforwards, we must ensure that there has not been a “change in control” of the Company. Accordingly, we have adopted provisions in our Bylaws in order to ensure that no "change in control" occurs without the consent of the Company. Specifically, under Section 5.03 of the Company's Bylaws, with limited exception, the following transfers of common stock are prohibited without prior written consent of the board: (1) any sale or other transfer that would result in any person (or group of related persons) becoming a "5 percent shareholder" under section 382 of the Code, or (2) any sale or other transfer that would result in an increase in the ownership of the Company by any existing 5 percent shareholder. The board of directors may withhold its consent to any prohibited transfer in its sole and absolute discretion. Accordingly, if you intend to sell or otherwise transfer your shares, and the intended transfer is prohibited under the Company's Bylaws, you may not be able to consummate the sale or transfer without the prior consent of the board of directors, and the board of directors has no obligation to approve the sale or transfer. Thus, in that circumstance, you may be required to hold your shares indefinitely. Further, even if you are not subject to the foregoing transfer restrictions, those restrictions could have an adverse effect on the marketability of your shares, which could decrease the value of your shares.

The ability to take action against our directors and officers is limited by our charter and bylaws and provisions of Delaware law and we may (or, in some cases, are obligated to) indemnify our current and former directors and officers against certain losses relating to their service to us.

Our charter limits the liability of our directors and officers to us and to shareholders for pecuniary damages to the fullest extent permitted by Delaware law. In addition, our charter authorizes our Board of Directors to indemnify our officers and directors (and those of our subsidiaries or affiliates) for losses relating to their service to us to the full extent required or permitted by Delaware law. In addition, we have entered into, and may in the future enter into, indemnification agreements with our directors and certain of our officers and the directors which obligate us to indemnify them against certain losses relating to their service to us and the related costs of defense.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.	PROPERTIES.

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

A description of our REO and operating properties with a total net carrying value of $145.4 million as of December 31, 2014 follows (dollar amounts in thousands):

Description	Location	Date Acquired	Units/Acres/Sq. Feet
Vacant land planned for residential development	Dewey, AZ	3/28/2008	160 acres
Residential lot subdivision located on the Bolivar Peninsula	Crystal Beach, TX	4/1/2008	413 lots
Vacant land having a preliminary plat	Casa Grande, AZ	7/8/2008	57.2 acres
Improved, partially improved, and unimproved residential lots, as well as commercial property	Bullhead City, AZ	3/14/2008	79 lots and 3.9 acres commercial
Residential land planned for 205 residential lots	Flagstaff, AZ	2/3/2009	47.4 acres
Vacant land planned for commercial development	Phoenix, AZ	3/5/2009	3.47 acres
Vacant land planned for mixed-use development	Apple Valley, MN	5/15/2009	7.84
196 unit multi-family residential housing development	Apple Valley, MN	5/15/2009	5.32
Vacant land planned for commercial development	Inver Grove Heights, MN	7/29/2009	39.5 acres
9-story medical office building, 31% leased	Stafford, TX	7/7/2009	193,000 square feet
A 14.76% interest in an LLC which owns 188 acres of vacant land zoned for residential and commercial development	Phoenix, AZ	10/27/2009	27.8 acres (14.76% of 188 acres)
A 14.76% interest in an LLC which owns 80 acres of vacant land zoned for general rural usage	Pinal County, AZ	10/27/2009	11.8 acres (14.76% of 80 acres)
9 finished residential lots within a 38-lot subdivision ranging in size from 2.18 acres to 6.39 acres	Sedona, AZ	12/31/2009	9 lots
Vacant land planned for residential development	Brazoria County, TX	1/5/2010	188 acres
Single lot within Laughlin Ranch community	Bullhead City, AZ	6/19/2010	.5 acres
252 lots within the Simonton Ranch Master Planned Community	Camp Verde, AZ	7/15/2010	64.84 acres
Vacant land planned for retail center	Casa Grande, AZ	7/14/2010	8.8 acres
33 townhome lots planned for 2-bedroom units along a small lake	Yavapai County, AZ	7/22/2010	1.56 acres
Vacant land planned for residential development	Buckeye, AZ	10/21/2010	171.09 acres
Three-story office building	Albuquerque, NM	2/24/2011	0.98 acres
Vacant land zoned for low density residential	Tulare County, CA	9/16/2011	38.04 acres
Vacant land parcel planned for residential development	Coconino County, AZ	10/28/2011	2.91 acres
Vacant undeveloped land	Yavapai County, AZ	1/18/2012	5.1 acres
Finished residential lots	Bullhead City, AZ	2/28/2012	165 lots
18-hole championship golf course and clubhouse	Bullhead City, AZ	2/28/2012	243.18 acres
Vacant undeveloped land	Albuquerque, NM	5/16/2012	4.89 acres
One 89-room resort hotel, restaurant and spa	Sedona, AZ	5/14/2013	10.13 acres on resort property
One 42-room limited-service hotel	Sedona, AZ	5/14/2013	0.91 acres on limited-service hotel
Finished residential lots	Sedona, AZ	5/14/2013	28 lots on 82 acres
Single family residence	Maricopa County, AZ	9/5/2013	2,175 livable sq. ft. on a 3,013 sq. ft. lot
Vacant undeveloped land	Golden Valley, AZ	5/20/2014	913 acres
Vacant undeveloped land	Kingman, AZ	5/20/2014	157 acres
Vacant undeveloped land	Heber, CA	8/29/2014	16 acres
Total Net Carrying Value at December 31, 2014 (in thousands)				$145,372

Properties by Development Classification

The following summarizes our REO properties by development classification as of December 31, 2014 (dollars in thousands):

Properties Owned by Classification	# of Properties	Carrying Value
Pre-entitled land	12	$10,410
Entitled land	17	36,325
Existing structure with operations	4	98,637
Total as of December 31, 2014	33	$145,372

Other information about our REO assets is included in note 4 of the accompanying consolidated financial statements.

ITEM 3.	LEGAL PROCEEDINGS.

eFunds Litigation
During the year ended December 31, 2014, a subsidiary of the Company received a demand for payment in the amount of $2.3 million in connection with a prior office lease between the lessor and our subsidiary. On February 23, 2015, the lessor filed a lawsuit in the Superior Court of Arizona in Maricopa County, Arizona seeking damages against our subsidiary in connection with the prior office lease. Based upon the advice of its counsel in this matter, management believes that the likelihood of loss from this claim is remote.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

We are required to file reports with the SEC in accordance with Section 12(g) of the Exchange Act. Our shares have not been traded or quoted on any exchange or quotation system. There is no public market in which shareholders may sell their shares.

Shareholders

As of March 30, 2015, there were approximately 4,739 holders of record for each of our outstanding Classes of B-1, B-2 and B-3 common stock totaling 14,144,471 shares, three holders of record of our outstanding 313,790 shares of Class B-4 common stock, 420 holders of record of our outstanding 735,801 shares of Class C common stock, two holders of record of our outstanding 85,000 shares of common stock and three holders of 8,200,000 of our outstanding Series B-1 and B-2 preferred stock.

Dividends

During the year ended December 31, 2014, we paid no dividends to common shareholders; however, we paid cash dividends of $0.9 million to our preferred shareholders. During the year ended December 31, 2013, we declared common dividends of $0.02 per share. All dividends will be made at the discretion of our board of directors and will depend on our earnings, our financial condition and other such factors as our board of directors may deem relevant from time to time, subject to the availability of legally available funds.

Under the Certificate of Designation of Series B-1 and B-2 Cumulative Convertible Preferred Stock, all shares of capital stock of the Corporation shall be junior in rank to all shares of Series B Preferred Stock with respect to the preferences as to dividends, distributions and payments upon a liquidation. In the event that any dividends are declared with respect to the voting common stock or any junior stock, the holders of the Series B Preferred Stock as of the record date established by the board of directors for such dividends shall be entitled to receive as additional dividends (in each case, the “Additional Dividends”) an amount (whether in the form of cash, securities or other property) equal to the amount (and in the same form) of the dividends that such holder would have received had the Series B Preferred Stock been converted into common stock as of the date immediately prior to the record date of such dividend, such Additional Dividends to be payable, out of funds legally available, on the payment date of the dividend established by the board of directors. The record date for any such Additional Dividends shall be the record date for the applicable dividend, and any such Additional Dividends shall be payable to the persons in whose name the Series B Preferred Stock is registered at the close of business on the applicable record date. In the event we are obligated to pay a one-time special dividend on our Class B common stock, the holders of the Series B Preferred Stock as of the record date established by the board of directors shall be entitled to receive as additional dividends (the “Special Preferred Class B Dividends”) for each share of common stock that it would hold if it had converted all of its shares of Series B Preferred Stock into common stock the same amount that is received by holders of Class B common stock with respect to each share of Class B common stock (in each case, subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other similar reorganization event affecting such shares), such Special Preferred Class B dividends to be payable, out of funds legally available, on the payment date for the Special Dividend (the “Special Preferred Class B Payment Date”). The record date for any Special Preferred Class B Dividends shall be the record date for the Special Dividend, and any such Special Preferred Class B Dividends shall be payable to the persons in whose name the Series B Preferred Stock is registered at the close of business on the applicable record date.

Recent Sales of Unregistered Securities

Our common stock is not currently listed or traded on any exchange. Because of the lack of an established market for our common shares, we cannot estimate the prices at which our common shares would trade in an active market. There were no sales or other issuances of our common stock during the year ended December 31, 2014.

During the year ended December 31, 2014, the Company issued a total of 8.2 million shares of the Company’s newly-designated Series B-1 and B-2 Cumulative Convertible Preferred Stock to certain investor groups in exchange for $26.4 million pursuant to an exemption from registration under SEC Regulation D.

Equity Compensation Plan Information

In 2014, the Company entered into restricted stock agreements to issue an aggregate of 1.1 million shares of common stock to certain executives of the Company in connection with their respective employment contracts. These agreements contain vesting and other conditions.

In addition, each independent non-employee director on our board of directors is entitled to receive certain shares of common stock under our 2014 Non-Employee Director Compensation Plan which was approved by our board during the year ended December 31, 2014. No shares have been issued to date under this plan.

Also, subsequent to December 31, 2014, the Company entered into restricted stock agreements to issue an additional 425,000 shares of common stock in connection with the hiring of certain senior executives. Such shares are subject to various vesting and other conditions.

During the year ended December 31, 2014, the Company issued a warrant to an affiliate of one of the Series B Investors to purchase 1.0 million shares of the Company’s common stock at approximately $3.22 per share. The Company also issued a warrant to an affiliate of the Company’s Chief Executive Officer to purchase 1.0 million shares of the Company’s common stock at its fair value as of the date of grant, or $1.72 per share. These warrants, both of which were immediately fully vested upon issuance, were approved by the board of directors and issued in consideration of the recipients' efforts in connection with the refinancing transaction consummated in July 2014.

During the year ended December 31, 2014, we issued no employee options under our 2010 Stock Incentive Plan. Following is information with respect to outstanding options, warrants and rights as of December 31, 2014:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	766,667	$9.43	433,333

Equity compensation plans not approved by security holders	2,000,000	—	—

Total	2,766,667		433,333

Issuer Purchases of Equity Securities

While the Company does not have a formal share repurchase program, it may repurchase its shares from time to time, depending on market conditions and other factors, through privately negotiated transactions. There were no shares repurchased under any publicly announced plans or repurchase programs during the quarterly period ended December 31, 2014.

ITEM 6.	SELECTED FINANCIAL DATA.

The following tables show financial data of IMH Financial Corporation, including the results of operations from June 18, 2010, the acquisition date of the Manager and Holdings, for the periods indicated. The summary financial data are derived from our audited consolidated financial statements and other financial records. The summary balance sheet data as of December 31, 2014 and 2013 and the summary income statement data for each of the three years in the period ended December 31, 2014 have been derived from our audited consolidated financial statements and accompanying notes included elsewhere in this Form 10-K and should be read together with those consolidated financial statements and accompanying notes. The summary balance sheet data as of December 31, 2012, 2011 and 2010, and the summary income statement data for the years ended December 31, 2011 and 2010 have been derived from audited consolidated financial statements not included in this Form 10-K. The summary consolidated financial and other data should be read together with the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with our consolidated financial statements and accompanying notes included elsewhere in this Form 10-K. Dollar amounts are presented in thousands.

	As of and for the years ended December 31
	2014	2013	2012	2011	2010

Summary balance sheet items
Cash and cash equivalents	$1,915	$7,875	$3,084	$1,168	$831
Restricted cash and cash equivalents	2,573	5,777	14,914	20,154	—
Mortgage loans held for sale, net (2)	24,539	12,541	73,297	108,186	131,274
Real estate held for sale, net	53,686	86,562	54,050	34,644	35,529
Real estate held for development, net	8,205	12,262	43,006	47,252	38,993
Operating properties acquired through foreclosure, net	83,481	103,683	21,915	19,611	20,981
Total assets	181,772	237,401	221,014	246,358	237,361
Notes payable, special assessment obligations, capital leases and other long-term obligations	80,190	118,056	75,818	66,346	22,489
Total liabilities	90,753	131,530	88,939	81,103	35,998
Total stockholders' equity	63,690	101,000	132,075	165,255	201,363

	As of and for the years ended December 31
	2014	2013	2012	2011	2010
Summary income statement items
Operating property revenue	$27,313	$17,140	$3,485	$1,912	$1,665
Investment and other income	1,759	5,403	195	612	637
Mortgage loan income	2,355	783	1,084	1,274	1,454
Total revenue	31,427	23,326	4,764	3,798	3,756
Operating expenses (excluding interest expense)	66,567	38,721	24,852	26,822	22,712
Interest expense	17,023	19,176	15,215	9,843	2,565
(Gain) loss on disposal of legacy assets	(16,482)	(1,430)	(989)	(201)	1,209
Provision for (recovery of) credit losses	(2,804)	(8,039)	(2,122)	1,000	47,454
Impairment of real estate owned	4,696	1,103	—	1,529	46,856
Total costs and expenses	69,000	49,531	36,956	38,993	120,796
Net loss	(37,573)	(26,205)	(32,192)	(35,195)	(117,040)

Earnings/Distributions per common share data (1)
Basic and diluted loss per common share	$(2.49)	$(1.55)	$(1.91)	$(2.09)	$(7.05)
Dividends declared per common share	$—	$0.02	$0.09	$0.09	$—

Loan related items
Note balances originated	$21,700	$1,085	$5,500	$7,953	$3,537
Number of notes originated	3	1	2	3	4
Average note balance originated	$7,233	$1,085	$2,750	$2,651	$1
Number of loans outstanding	9	7	9	21	38
Average loan carrying value	$2,727	$1,792	$8,144	$5,152	$3
% of portfolio principal – fixed interest rate	68.5%	42.9%	85.5%	61.8%	54.0%
% of portfolio principal – variable interest rate	31.5%	57.1%	14.5%	38.2%	46.0%
Weighted average interest rate – all loans	9.96%	12.09%	8.96%	10.48%	11.16%
Principal balance % by state:
Arizona	61.8%	0.2%	82.2%	79.5%	67.7%
California	29.3%	49.0%	8.1%	13.0%	22.4%
Utah	8.9%	50.8%	9.7%	6.6%	6.1%
Other	—	—	—	0.9%	3.8%
Total	100.0%	100.0%	100.0%	100.0%	100.0%

Credit Quality
Extension fees included in mortgage loan principal	$—	$—	$4,668	$7,664	$14,797
Interest payments over 30 days delinquent	311	400	636	3,491	4,999
Principal balance of loans past scheduled maturity, gross	18,586	25,037	119,416	144,405	280,322
Principal balance of loans past scheduled maturity, net	3,024	6,829	67,816	36,108	—
Carrying Value of loans in non accrual status	3,024	6,829	67,816	96,284	113,493
Valuation allowance	(15,562)	(18,208)	(51,600)	(141,687)	(295)
Valuation allowance as % of outstanding loan principal and interest	38.8%	59.2%	41.3%	56.7%	69.1%
Net Charge-offs	$4,450	$26,907	$89,812	$153,453	$83,742

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

The following discussion of our financial condition and results of operations should be read in conjunction with the sections of this Form 10-K entitled “Risk Factors,” “Special Note About Forward-Looking Statements,” “Business” and our audited financial statements and the related notes thereto and other detailed information as of December 31, 2014 and 2013 and for the years ended December 31, 2014, 2013 and 2012 included elsewhere in this Form 10-K. This discussion contains forward-looking statements reflecting current expectations about the future of our business that involve risks and uncertainties. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the section entitled “Risk Factors” included elsewhere in this Form 10-K. Unless specified otherwise and except where the context suggests otherwise, references in this section to the “Company,” “we,” “us,” and “our” refer to IMH Financial Corporation and its consolidated subsidiaries. Undue reliance should not be placed upon historical financial statements since they are not necessarily indicative of expected results of operations or financial condition for any future periods.

Overview

Our Company

We are a real estate investor and finance company based in the southwest United States with over a decade of experience in various and diverse facets of the real estate lending and investment process, including origination, acquisition, underwriting, documentation, servicing, construction, enforcement, development, marketing, and disposition.

The Company’s focus is to invest in, originate, manage and dispose of commercial real estate mortgage and related investments, and to perform all functions reasonably related thereto, including developing, managing and either holding for investment or disposing of real property acquired through foreclosure, investment or other means. The Company also seeks to capitalize on opportunities to invest in selected real estate-related platforms or projects under the direction of, or in partnership with, seasoned professionals in those areas. The Company also considers opportunities to act as a sponsor of and/or co-investor in real estate mortgages and other real estate-based investment vehicles. Through the purchase and sale of such investments, we seek robust, risk-adjusted returns. Our strategy is designed to re-establish the Company’s access to significant investment capital. By increasing the level and quality of the assets in our portfolio specifically and under management in general, we believe that the Company can grow and ultimately provide its shareholders with favorable risk-adjusted returns on investments and enhanced opportunity for liquidity.

Recent Developments

While the Company made substantial progress in 2014 in addressing its on-going portfolio enforcement and monetization challenges, the Company continued to suffer losses due primarily to the Company’s limited ability to generate sustainable earning assets, significant debt service costs, and expenses related to loan enforcement activities and defending and resolving certain shareholder litigation.

Completion of Offerings Pursuant to Class Action Settlement

As previously reported, in November 2013, we received final court approval of a settlement of the consolidated shareholder class action litigation pending pursuant to which we offered: 1) up to $20.0 million of our 4% five-year subordinated unsecured Exchange Notes in exchange for up to approximately 2.5 million shares of our common stock at an exchange rate of one share per $8.02 in subordinated notes; and 2) up to $10.0 million of Rights Offering Notes with the same financial terms as the convertible notes we previously issued to NWRA Ventures I, LLC. We completed the issuance of notes under the Exchange Offering and the Rights Offering in April 2014, and we issued Exchange Notes in the approximate aggregate principal amount of $10.2 million in exchange for 1,268,675 shares we issued Rights Offering Notes in the approximate aggregate principal amount of $70,000. For a more detailed discussion of these offerings, see Item 3 entitled “Legal Proceedings.”

Restructuring and Refinancing of NW Capital Loan

In July 2014, we entered into a series of agreements and transactions in connection with the refinancing of the $50 million Original Loan originally extended to the Company by NW Capital in June 2011, pursuant to the Payoff Agreement, dated as of April 4, 2014 as amended. Pursuant to the Payoff Agreement, the Company and NW Capital entered into certain amendments to the Original Loan to the restructured Modified Loan. Under the Payoff Agreement, a total payment of $81.4 million was made to NW Capital consisting of the (i) $45.0 million Modified Loan, (ii) $26.4 million from the issuance of 8.2 million shares of the

Company's Series B Cumulative Convertible Preferred Stock; and (iii) approximately $10.0 million in cash. As a result of the NW Capital debt restructuring, the Company recorded a debt termination charge of $22.4 million.

In connection with these transactions, the Company reconstituted and expanded its board of directors from two (2) to seven (7) members, as a result of which Messrs. Meris and Darak resigned from the Board and were replaced with four new independent board members (Dr. Andrew Fishleder, Leigh Feuerstein, Lori Wittman, and Michael M. Racy), Seth Singerman and Jay Wolf (the designees of the Series B Investors), and Lawrence D. Bain, our Chief Executive Officer.

On January 23, 2015, the Company, through various of its subsidiaries, entered into a series of loan agreements, promissory notes and related agreements with Calmwater Capital 3, LLC (“Calmwater”) to borrow $78.8 million the proceeds of which were used to fully satisfy the Modified Loan and a $24.8 million loan from First Credit Bank to two of the Company’s affiliates, as well as to provide working capital for certain development activities and operational costs.

Changes to Our Executive Team

In July 2014, William Meris resigned as our Chief Executive Officer and President, and Mr. Bain, who had previously served as an outside adviser to the Company for strategic business and financial matters, was hired and appointed to serve as our new Chief Executive Officer and Chairman of the Board In January 2015, Lisa Jack was hired and appointed to serve as our Chief Financial Officer in the place of Steve Darak, who stepped down as our Chief Financial Officer pursuant to a process contemplated under Mr. Darak’s employment agreement. Also in January 2015, the Company hired Jonathan Brohard as our Executive Vice President and General Counsel.

Operations and Investments

During 2014, management continued to implement its on-going initiatives to streamline and re-purpose the Company's organizational structure, operations, and systems to support our financial and operational goals. Management continued to aggressively pursue enforcement against current and former delinquent borrowers through foreclosure actions and recovery of other guarantor assets. As of December 31, 2014, the Company's loan portfolio consisted nine loans, six of which were non-performing legacy loans which the Company expects to resolve through sale, foreclosure or modification in 2015. As of December 31, 2014, substantially all of the Company's REO assets (assets held for sale, assets held for development and operating properties) have been obtained through foreclosure.

In addition, we continue exploring the feasibility of sponsoring investment vehicles or other ventures with institutional investors in vertical market segments where we have expertise and strong investor interest. If prudent, the Company may contribute cash as well as some of its legacy assets to these sponsored vehicles in exchange for equity ownership interests and/or profit participation interests. The Company also may pursue opportunities to develop properties within its legacy portfolio through partnerships, joint ventures or other appropriate structures. Assuming sufficient liquidity, the Company expects to commence commercial mortgage and real estate investment activities in order to increase our income-earning assets and assets under management, and the income and value derived therefrom.

During the year ended December 31, 2014, the Company made a limited number of significant investments while continuing to acquire certain operating assets through foreclosure actions on the related legacy loans. In October 2014, the Company, through a wholly owned subsidiary, formed a joint venture with Titan Investments IX, LLC (“Titan”), an affiliate of Titan Investments, a Denver-based real estate firm, for the purpose of holding and developing a planned 196-unit multifamily development located in the Minneapolis suburb of Apple Valley to be known as Gabella at Parkside (“Gabella” or “Project”).

The Company maintained its ownership and operation of two operating hotels located in Sedona, Arizona acquired through deed-in-lieu of foreclosure in mid-2013. One of the hotels is an 89-room resort hotel with an on-site restaurant and spa known as L'Auberge de Sedona (L'Auberge). L'Auberge has been the recipient of multiple hospitality industry awards and accolades over the years, including selection to The Gold List 2014: The Top 50 Hotels in the U.S. by Conde Nast Traveler, the 2014 Four Diamond Hotel & Resorts and 2014 Four Diamond Restaurant by the American Automobile Association. Our other hotel property is Orchards Inn, a 42-room limited-service hotel with a restaurant located adjacent to the hotel. The Company continued to implement changes to improve the operational efficiency and profitability of these hotels which was reflected in significant improvement in year-over-year revenue and profitability from 2013 to 2014. In addition, the Company secured financing subsequent to December 31, 2014 to undertake a $6.0 million renovation at the hotel properties.

To position us favorably in what we believe is an under-served segment of the real estate finance industry, our typical asset transaction size is targeted to be above the maximum investment size of most community banks but below the minimum investment size of larger financial institutions. Our ability to engage in these transactions, however, will be dependent upon our successful liquidation of selected assets, obtaining additional debt and/or equity financing and/or other available alternatives to generate liquidity. As we generate additional liquidity, we intend to make further investments in our target range.

Through our traditional credit analysis coupled with real estate valuation techniques used by developers, our current portfolio includes real estate assets with an original investment basis of approximately $354.5 million. As a result of valuation allowance and impairment charges, these assets have a current carrying value of $169.9 million as of December 31, 2014, comprised of commercial real estate mortgage loans with a carrying value of $24.5 million and owned property with a carrying value of $145.4 million. The decline in the carrying value of our real estate assets is reflective of the deterioration of the commercial real estate lending market and the sustained decline in pricing of residential and commercial real estate starting in late 2008 through 2010 and the slow recovery of the general economy and specifically the real estate markets.

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

While the U.S. economy has exhibited sporadic signs of recovery in fiscal 2012, 2013 and 2014, we cannot predict with certainty how long it will take for markets and capital sources to achieve a more complete recovery, if they do at all. These economic conditions have continued to have a material and adverse impact on us. We originated three new loans in 2014 in connection with the partial financing of the sale of certain REO assets. As of December 31, 2014, six of our nine loans with outstanding principal and interest balances totaling $18.6 million, representing 46.3% of our total loan principal and interest outstanding, were in default and were in non-accrual status. In addition, as of December 31, 2014, the valuation allowance on such loans totaled $15.6 million representing 83.7% of the principal and interest balance of such loans. We have taken enforcement action on all loans in default and continue to evaluate alternatives. During the year ended December 31, 2014, we acquired the underlying collateral on one loan with a net carrying value of $0.5 million as of December 31, 2014. In addition, we recorded guarantee recovery income of $4.6 million during the year ended December 31, 2014. We continue to examine all material aspects of our business for areas of improvement and recovery on our assets including recoveries against guarantors.

While it is difficult to predict when the real estate market will return to robust levels of activity or the point in time when credit markets will re-open more broadly, we realize that a full recovery of our cost basis in our mortgage and real estate loans will not occur and we will be required to dispose of certain or all of our assets at a price significantly below our initial investment basis and, while unlikely, possibly below current carrying values. While we have been successful in securing financing in recent years to provide adequate funding for working capital purposes and have generated liquidity through asset sales and mortgage receivable collections, if we are not able to liquidate a sufficient portion of our assets to invest in income producing assets, our liquidity will likely continue to dissipate. Nevertheless, we believe that our cash and cash equivalents and restricted cash of $4.5 million coupled with the revenues generated by our operating properties, as well as proceeds that we anticipate from the disposition of our loans and real estate held for sale will allow us to fund current operations over the next 12 months.

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

Operating Property Revenue. Operating property revenue is attributable to revenues generated from operating properties obtained through foreclosure of secured loans or deed-in-lieu of foreclosure. During the year ended December 31, 2014, our operating properties consisted of 1) a commercial office building acquired in fiscal 2009 for which we collect rents and related income from tenants, 2) a golf course operation acquired through foreclosure in March 2012 which offers golf, spa and food and beverage operations, and 3) two operating hotels acquired through deed in lieu of foreclosure in May 2013, which also offer spa, food and beverage services. During 2014, we realized our first full year of operations with these existing operating properties. During the fourth quarter of 2014, we entered into a contract to sell our commercial office building operating property. Accordingly, we expect related operating revenues and expenses from this operation to cease upon disposition.

Investment and Other Income. Investment and other income consists of interest and gains earned on non-mortgage investments, other notes receivable, and other investment income. During 2014 and 2013, a majority of the balance was attributed to income realized relating to our $15 million preferred member investment in a joint venture with unrelated parties for the purpose of acquiring a multi-family portfolio on which we earned a 15% annualized preferred return. Although our preferred member interest in the joint venture was sold in the fourth quarter of 2013, we continued to receive quarterly payments for our ongoing limited guarantee provided on the senior note payable secured by the underlying multifamily properties. Subsequent to December 31, 2014, we were released from the limited guarantee and entered into a settlement with the borrower.

Mortgage Loan Income. Revenues generated from mortgage loan investments include contractual note rate interest, default interest and penalty fees collected, and accretion on loans acquired at a discount (as applicable). Changes to the amount of our loan assets directly affect the amount of interest and fee income we are able to achieve. Due to the increase in defaults and foreclosures and cessation of our lending activities since late 2008, mortgage loan investment revenues have continued to decrease since that time frame. We expect to generate fees from loan originations, processing and modifications, which are to be amortized over the lives of the respective loans as an adjustment to yield. However, due to lack of excess liquidity and the slow recovery of the real estate market, the origination of new loans has been limited to partial financings from the sale of certain REO assets.

We have also previously modified certain loans in our portfolio, which resulted in an extended term of maturity on such loans of two years or longer and, in some cases, has required us to accept interest rates reflective of current market rates, which are lower than in prior periods. We may decide to modify loans in the future primarily in an effort to seek to protect our collateral. Additionally, on a limited basis, we have financed the sale of loan collateral by existing borrowers and sales of certain REO assets to unrelated parties, and it is anticipated that we will engage in similar lending activities in the future. This effort effectively replaces a non-performing asset with a new performing loan. Although we have in the past modified certain loans by extending the maturity dates or changing the interest rates thereof on a case by case basis, we do not have in place at this time a specific loan modification program or initiative. Rather, as in the past, we may modify any loan, in our sole discretion, based on the then applicable specific facts and circumstances.

Defaults and Foreclosures. We continue to proactively pursue enforcement action against borrowers and guarantors which has resulted in asset acquisitions through foreclosures, deeds-in-lieu of foreclosure or other asset recoveries. A majority of the underlying collateral of such loans consisted of non-operating, non-income producing assets. Until we are able to dispose of the related REO assets, we will continue to bear the carrying costs of such assets and will lack the required liquidity to make meaningful investments in interest-earning assets.

Expenses

We incur various expenses related to the direct operations of our operating and non-operating properties; professional fees for consulting, valuation, legal and other expenses related to our enforcement activities; general and administrative expenses such as compensation and benefits for non-operating property employees, rent, insurance, utilities and related costs; interest and related costs relative to our financing and refinancing initiatives. In addition, in 2013 and 2012, we expended significant resources in defense and settlement of the shareholder class action litigation. With the settlement of the class action litigation our expenses pertaining to these activities diminished in fiscal year 2014. However, we incurred more significant professional fees in 2014 relative to our guarantor enforcement activities.

Operating Property Direct Expenses. Operating property direct expenses consist of payroll, management fees, real and personal property taxes, cost of sales, utilities, repairs and maintenance and other related direct costs and expenses pertaining to the day-to-day operations of our operating properties (exclusive of interest and depreciation which are reflected in separate line items of our consolidated statements of operations).

Expenses for Non-Operating Real Estate Owned. Expenses for non-operating real estate owned include direct carrying costs associated with our raw or partially improved, non-income producing real estate assets. Such expenses include real and personal property taxes, home owner association dues, utilities, repairs and maintenance, licenses, and other costs and expenses.

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

General and Administrative Expenses. General and administrative expenses consist of various costs such as compensation and benefits for non-operating property employees, rent, insurance, utilities and related costs. During the year ended December 31, 2014, we incurred certain new and one-time costs relating to the termination of our prior Chief Executive Officer, the issuance of certain equity securities to certain executive officers, and the establishment of a seven-member board of directors.

Non-Cash Stock-Based Compensation. Stock-based compensation is based on the fair value at the time of issuance of the award and recognized on a straight-line basis over the employee’s requisite service period (generally the vesting period of the equity grant).

Interest Expense. Interest expense includes interest incurred in connection with the our senior loan, loans assumed in connection with asset acquisitions, borrowings from various banks, exchange offering notes issued in connection with the class action settlement, loan participations issued to third parties (if any), interest incurred on delinquent property taxes, as well as amortization of deferred loan costs and loan discounts.

Depreciation and Amortization Expense. We record depreciation and amortization on property and equipment used at our operating properties and at our corporate facility.

Settlement and Related Costs. As described in note 13 of the accompanying consolidated financial statements, in 2013, we settled the class action lawsuit against us, certain affiliated and predecessor entities, and certain former and current of our officers and directors (“Fund Litigation”). Due to the significance of the resources expended to defend and resolve the Fund Litigation and the amount of settlement and related costs, we separately identified such costs in the accompanying consolidated statement of operations. Such amounts consisted primarily of legal, accounting and other professional fees incurred in connection with the settlement.

Gain/Loss on Disposal of Assets. As we have disposed of our loan and REO assets, we have realized gains and losses on the disposition of these assets. We expect to continue to aggressively pursue the disposition of our remaining portfolio over the next 12 to 24 months. Gains or losses from such dispositions will depend on our ability to successfully market existing loans and REO assets and the timing of such sales.

Provision for (Recovery of) Credit Losses. The provision for (recovery of) credit losses on the loan portfolio is primarily based on two factors: 1) our estimate of fair value, using supporting data primarily from third-party valuation firms, market participant sources, and valid offers from third parties, of the underlying real estate that serves as collateral of the loan portfolio, and 2) the collection of cash and other assets from guarantors on prior loans resulting from our enforcement activities. Asset values have generally stabilized in many of the areas where we have a security interest in collateral securing our loans resulting in non-cash recoveries of prior credit losses. These non-cash recoveries during these periods have been supplemented by the collection of cash or other assets resulting from our successful enforcement activities against guarantors.

Impairment of Real Estate Owned.  Our estimate of impairment charges on REO assets largely depends on whether the particular REO asset is held for development or held for sale. This classification depends on various factors, including our intent to sell the property immediately or further develop and sell the property over time, and whether a formal plan of disposition has been adopted, among other factors. Real estate held for sale is carried at the lower of carrying amount or fair value, less estimated selling costs, which is primarily based on supporting data primarily from third-party valuation firms, market participant sources, and valid offers from third parties. Reductions in the fair value of assets held for sale are recorded as impairment charges. Real estate held for development is carried at the transferred value upon foreclosure, less cumulative impairment charges. Impairment charges on real estate owned consist of charges to REO assets in cases where the estimated future undiscounted cash flows of the property is below current carrying value and the reduction in asset value is deemed to be other than temporary. Generally, asset values have stabilized in many of the areas where we hold real estate, however our assets are reviewed for impairment individually. We may also be required to recognize additional impairment losses on our REO assets if our disposition plans for such assets change or if such assets are disposed of below their current carrying values. If management undertakes a specific plan to dispose of REO assets within twelve months and the real estate is transferred to held for sale status, the fair value of the real estate may be less than the estimated future undiscounted cash flows of the property when the real estate was held for development, and that difference may be material. We intend to actively market and sell a significant portion of our REO assets, individually or in bulk, over the next 12 to 24 months as a means of raising additional capital to pursue our investment objectives and fund core operations.

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

RESULTS OF OPERATIONS

The following discussion compares the historical results of operations on a GAAP basis for the fiscal years ended December 31, 2014, 2013 and 2012. Unless otherwise noted, all comparative performance data included below reflect year-over-year comparisons.

Results of Operations for the Years Ended December 31, 2014, 2013 and 2012

Revenues (dollars in thousands)
	Years Ended December 31,				Years Ended December 31,
Revenues:	2014	2013	$ Change	% Change	2013	2012	$ Change	% Change
Operating Property Revenue	$27,313	$17,140	$10,173	59.4%	$17,140	$3,485	$13,655	391.8%
Investment and Other Income	1,759	5,403	(3,644)	(67.4)%	5,403	195	5,208	2,670.8%
Mortgage Loan Income, net	2,355	783	1,572	200.8%	783	1,084	(301)	(27.8)%
Total Revenue	$31,427	$23,326	$8,101	34.7%	$23,326	$4,764	$18,562	389.6%

Operating Property Revenue. During the year ended December 31, 2014, operating property revenue was $27.3 million as compared to $17.1 million during the year ended December 31, 2013, an increase of $10.2 million or 59.4%. The increase in operating property revenue is primarily attributed to a full year of hotel and related operations reported during 2014 as compared to the seven months of operations in 2013.

During the year ended December 31, 2013, operating property revenue was $17.1 million as compared to $3.5 million during the year ended December 31, 2012, an increase of $13.7 million. The increase in operating property revenue was primarily attributed to a) the acquisition of the two operating hotels acquired in May 2013, and b) a full year of golf and related operations reported during 2013 as compared to ten months in 2012.

Investment and Other Income. During the year ended December 31, 2014, investment and other income was $1.8 million, a decrease of $3.6 million, or 67.4%, from $5.4 million for the year ended December 31, 2013. The decrease is primarily attributable to the income recorded on the $15.0 million preferred equity investment made in 2013 which yielded a 15% preferred return, as well as a 1.5% exit fee, resulting in $2.1 million in investment income. Upon disposition of our preferred equity interest in late 2013, we recognized a gain of $3.0 million. Although our preferred member interest in the joint venture was sold in the fourth quarter of 2013, we continued to receive quarterly payments during 2014 ranging from $0.3 million to $0.5 million per quarter for our ongoing limited guarantee provided on the senior note payable secured by the underlying multifamily properties. Subsequent to December 31, 2014, we were released from this guarantee.

During the year ended December 31, 2013, investment and other income was $5.4 million, an increase of $5.2 million, from $0.2 million for the year ended December 31, 2012. The increase in investments and other income was primarily attributable to the income and gain recorded on the $15.0 million preferred equity investment described above. Also, the SWI Fund was liquidated and operations wound up during 2013, thus eliminating management fee income.

Mortgage Loan Income. During the year ended December 31, 2014, income from mortgage loans was $2.4 million, an increase of $1.6 million from $0.8 million for the year ended December 31, 2013. The year-over-year increase in mortgage loan income is partially attributable to the higher average balance for the income-earning portion of our loan portfolio. While the total loan portfolio principal outstanding was $39.7 million at December 31, 2014 as compared to $30.2 million at December 31, 2013, the income-earning loan balance totaled only $21.5 million versus $5.7 million for the same periods, respectively. This was slightly offset by a decrease in the average portfolio coupon interest rate (including performing and nonperforming loans), which was 8.9% per annum at December 31, 2014, as compared to 12.1% per annum at December 31, 2013. The Company closed on the sale of one of its assets on December 31, 2014 and provided seller financing in the amount of $14.0 million on the last day of year, giving rise to the increase in the loan portfolio balance from 2013.

During the year ended December 31, 2014, we modified one loan under the terms of a court-approved order in which the Company accepted, in lieu of cash payment, certain assets with an aggregate estimated fair value of approximately $4.0 million, and established the remaining loan balance principal at $4.0 million. The modification was deemed to be a troubled debt restructuring primarily because the total amount to be collected was below the contractual amount otherwise due under the loan when considering contractual default interest due under the original loan terms (none of which was recorded by the Company). The failure to collect the full amount of default interest was deemed to be a concession under applicable accounting guidance. As a result, the fair value of the assets received was treated as a principal reduction under the loan and the carrying value was recorded at the remaining net balance of approximately $2.3 million (rather than the contractual balance of $4.0 million). The difference between the remaining net balance and the contractual amount due upon maturity was amortized as an adjustment to yield (i.e., interest income) over the remaining term of the loan which matured on September 30, 2014, resulting in an approximate annualized yield of 203% on the loan and accounting for the majority of the increase in mortgage income.

During the year ended December 31, 2013, income from mortgage loans was $0.8 million, a decrease of $0.3 million, or 27.8%, from $1.1 million for the year ended December 31, 2012. The year over year decrease in mortgage loan income was attributable to the decrease in the income-earning portion of our loan portfolio and the lower average interest earning mortgage balance during 2013 compared to 2012. While the total loan portfolio principal outstanding was $30.2 million at December 31, 2013 as compared to $124.0 million at December 31, 2012, the income-earning loan balance totaled only $5.7 million versus $5.0 million for the same periods, respectively. Additionally, the average portfolio interest rate (including performing and nonperforming loans) was 12.1% per annum at December 31, 2013, as compared to 9.0% per annum at December 31, 2012. The decrease in loan portfolio principal arose primarily from the foreclosure and acquisition of the two operating hotels acquired through deed-in-lieu of foreclosure in May 2013.

As of December 31, 2014, 6 of our 9 portfolio loans were in non-accrual status, as compared to 5 of our 7 portfolio loans that were in non-accrual status at December 31, 2013. In addition, our two remaining performing loans at December 31, 2013 were repaid during the first quarter of 2014. As such, in the absence of acquiring or originating new loans, we anticipate mortgage income to remain at low levels in future periods. Mortgage loan originations during the years ended December 31, 2014 and 2013 were limited to partial financings in connection with the sale of REO or loan assets. During the year ended December 31, 2014, in connection with the sale of certain REO assets, we financed 3 new loans with an aggregate principal balance of $21.7 million and an average interest rate of 8.2%. Similarly, during the year ended December 31, 2013, in connection with the sale of certain REO assets, we financed one new loan with a principal balance of $1.1 million and an interest rate of 12.5%.

Costs and Expenses

Expenses (dollars in thousands)
	Years Ended December 31,				Years Ended December 31,
Expenses:	2014	2013	$ Change	% Change	2013	2012	$ Change	% Change
Operating Property Direct Expenses (exclusive of Interest and Depreciation)	$22,500	$14,406	$8,094	56.2%	$14,406	$4,194	$10,212	243.5%
Expenses for Non-Operating Real Estate Owned	1,908	2,145	(237)	(11.0)%	2,145	3,206	(1,061)	(33.1)%
Professional Fees	7,946	7,260	686	9.4%	7,260	5,941	1,319	22.2%
General and Administrative Expenses	8,422	5,746	2,676	46.6%	5,746	6,397	(651)	(10.2)%
Interest Expense	17,023	19,176	(2,153)	(11.2)%	19,176	15,215	3,961	26.0%
Debt Termination Charge	22,359	—	22,359	N/A	—	—	—	N/A
Depreciation and Amortization Expense	3,432	3,055	377	12.3%	3,055	2,551	504	19.8%
Settlement and Related Costs	—	6,109	(6,109)	(100.0)%	6,109	2,563	3,546	138.4%
Gain on Disposal of Assets	(16,482)	(1,430)	(441)	30.8%	(1,430)	(989)	(788)	392.0%
Recovery of Credit Losses, Net	(2,804)	(8,039)	5,235	(65.1)%	(8,039)	(2,122)	(5,917)	278.8%
Impairment of REO	4,696	1,103	3,593	325.7%	1,103	—	1,103	N/A
Total Costs and Expenses	$69,000	$49,531	$34,080	68.8%	$49,531	$36,956	$12,228	33.1%

Operating Property Direct Expenses (exclusive of Interest and Depreciation). During the year ended December 31, 2014, operating property direct expenses were $22.5 million, an increase of $8.1 million, or 56.2%, from $14.4 million for the year ended December 31, 2013. The increase in gross operating property direct expenses is primarily attributed to a full year of hotel and related operations reported during 2014 as compared to seven months of operations in 2013. Operating property direct expenses as a percentage of operating revenues was 82.4% and 84.0%, resulting in a gross margin of 17.6% and 16.0% during the years ended December 31, 2014 and 2013, respectively. The improvement in gross margin is attributed to operating improvements to drive higher revenues in 2014.

During the year ended December 31, 2013, operating property direct expenses were $14.4 million, an increase of $10.2 million from $4.2 million for the year ended December 31, 2012. The increase in gross operating property direct expenses was primarily attributed to a) the acquisition of the two operating hotels acquired in May 2013, and b) a full year of golf and related operations reported during 2013 as compared to ten months in 2012. Operating property direct expenses as a percentage of operating revenues was 82.4% and 120.3%, resulting in a gross margin (deficit) of 16.0% and (20.3)% during the years ended December 31, 2014 and 2013, respectively. The improvement in gross margin was attributed to the addition of more profitable business operation in 2013.

Expenses for Non-Operating Real Estate Owned. During the year ended December 31, 2014, expenses for non-operating real estate owned assets were $1.9 million, a decrease $0.2 million, or 11.0% from $2.1 million for the year ended December 31, 2013. The decrease is attributable to the decreasing number of non-operating properties held during these respective periods. We held 30 and 38 non-operating REO properties at December 31, 2014 and 2013, respectively.

During the year ended December 31, 2013, expenses for non-operating real estate owned assets were $2.1 million, a decrease of $1.1 million, or 33.1%, from $3.2 million for the year ended December 31, 2012. The decrease was attributable to the decreasing number of non-operating properties held during these respective periods.

Professional Fees. During the year ended December 31, 2014, professional fees expense totaled $7.9 million, an increase of $0.7 million, or 9.4%, from $7.3 million for the year ended December 31, 2013. The year over year increase in professional fees is primarily attributed to increased professional fees incurred in 2014 for increased enforcement activity against certain guarantors.

During the year ended December 31, 2013, professional fees expense was $7.3 million, an increase of $1.3 million, or 22.2%, from $5.9 million for the year ended December 31, 2012. The year over year increase in professional fees was primarily attributed to services rendered to reach a settlement with a previous legal vendor in 2012 that reduced the outstanding liability with the vendor and corresponding expense in 2012 coupled with increased professional fees incurred in 2013 for increased enforcement activity against certain guarantors, which offset a reduction of legal fees relating to the class action litigation we settled in November 2013.

General and Administrative Expenses. During the year ended December 31, 2014, general and administrative expenses were $8.4 million, an increase of $2.7 million, or 46.6%, from $5.7 million for the year ended December 31, 2013. The increase in general and administrative costs is primarily attributed to higher compensation expense incurred during the year ended December 31, 2014 due to certain one-time charges and other new charges including a) approximately $1.5 million in severance pay and related benefits to our former CEO, b) amortized stock based compensation relating to the grant of restricted stock to the CEO and CFO, c) compensation payable to our non-employee directors, d) an employee hire in late 2013, and e) increased travel and related costs related to investment, financing and asset sale transactions.

During the year ended December 31, 2013, general and administrative expenses were $5.7 million, a decrease of $0.7 million, or 10.2% from $6.4 million for the year ended December 31, 2012. The decrease in general and administrative costs was primarily attributed to a reduction in our rent expense as a result of our exit of a previous office lease in the second quarter of 2012, as well as lower compensation expense, partially offset by an increase in insurance costs.

Interest Expense. During the year ended December 31, 2014, interest expense was $17.0 million as compared to $19.2 million for the year ended December 31, 2013, a decrease of $2.2 million, or 11.2%. The decrease is attributed primarily to the paydown of the NW Capital loan in July 2014 and the payoff of other indebtedness in early 2014, offset by the assumption of a $24.8 million note payable assumed in May 2013 in connection with the acquisition of the operating hotel properties (thus a full year of interest in 2014 versus a partial year in 2013) and other debt assumed in connection with the acquisition of certain assets, and interest on the exchange offering notes.

During the year ended December 31, 2013, interest expense was $19.2 million as compared to $15.2 million for the year ended December 31, 2012, an increase of $4.0 million, or 26.0%. The increase was attributed primarily to 1) the assumption of a note payable with a principal balance of approximately $24.8 million assumed in May 2013 in connection with the acquisition certain operating hotel properties, 2) interest incurred on a $10 million financing secured during the year ended December 31, 2013, and 3) default interest on certain notes payable in default.

Debt Termination Charge. As described in note 7 of the accompanying consolidated financial statements, in July 2014, the Company and NW Capital entered into certain amendments to the NW Capital loan resulting in a material change in loan terms. For accounting purposes, the payoff of the NW Capital loan was treated as a termination of the existing loan and issuance of a new loan. As a result of the NW Capital debt restructuring, the Company recorded a debt termination charge of $22.4 million during the year ended December 31, 2014. Subsequent to December 31, 2014, we secured financing to complete the payoff of the NW Capital loan.

Depreciation and Amortization Expense. During the year ended December 31, 2014, depreciation and amortization expenses was $3.4 million, an increase of $0.4 million, or 12.3%, from $3.1 million for the year ended December 31, 2013. The increase is attributed to a full year of depreciation recorded for two operating hotels versus a partial year of related depreciable assets acquired in the second quarter of 2013. The increase was partially offset by lower depreciation taken one of our operating properties which was reclassified to held for sale in the fourth quarter of 2014.

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

Settlement and Related Costs. Settlement and related costs include settlement amounts, as well as related legal, professional and other costs relating specifically to the defense of shareholder related claims which was settled in 2013. We recorded no settlement costs during the year ended December 31, 2014.

During the year ended December 31, 2013, the Chancery Court entered a Final Order and Judgment ("Final Order") which approved the terms of the settlement of the class action litigation as outlined in the MOU and Stipulation, with slight modifications. The Company's rights and obligations under the Stipulation and Final Order were contingent upon the expiration of the period to file appeals of the Final Order or, if any appeals were filed, upon the final resolution of any such appeal ("Final Approval"). The Exchange Offering and the Rights Offering were required to be initiated within 30 days following Final Approval, subject to compliance with securities and other applicable laws and regulations. On July 23 and July 26, 2013, two appeals were timely filed in the Supreme Court of Delaware by two of the Objectors. On October 11, 2013, one of the appeals was voluntarily dismissed. On or about November 25, 2013, we received Final Approval when the Chancery Court dismissed this last remaining appeal. On February 12, 2014, we commenced the Exchange Offering and the Rights Offering which remained open for 25 business days and was closed for subscription on March 20, 2014. As a result of the collective nature of the settlement terms under the Final Order, which consist of a cash settlement, the Exchange Offering, and the Rights Offering, for financial reporting purposes these transactions were considered a singular transaction. As a result, the net effect of the fair value of the components of this transaction were recorded as an accrued net settlement charge included in settlement and related costs in the accompanying consolidated statement of operations in the amount of $2.5 million as of December 31, 2013.

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
During the year ended December 31, 2012, we recorded settlement related costs of $2.6 million, which consisted of legal and other professional fees incurred in connection with this matter.

Gain on Disposal of Assets. During the year ended December 31, 2014, we sold 15 REO assets (or portions thereof) for $76.8 million (net of selling costs) resulting in a net gain of approximately $16.5 million. During the year ended December 31, 2013, we sold 7 REO assets (or portions thereof) for $12.4 million (net of selling costs) for a net gain of approximately $1.4 million. During the year ended December 31, 2012, we sold 8 REO assets (or portions thereof) for $17.2 million (net of selling costs) and one loan for $3.2 million (net of selling costs) resulting in a net gain of $1.0 million. The gain or loss recognized on the disposal of assets depends on numerous factors including the sales price and timing of such asset sales in relation to the carrying value of such assets.

Recovery of Credit Losses. For loan assets, we perform a valuation analysis of the underlying collateral to determine the extent of provisions for credit losses required for such assets. During the year ended December 31, 2014, we recorded a recovery of prior credit losses totaling $2.8 million. Of the $2.8 million, $1.8 million consists of non-cash provision for credit loss based on the valuation analysis performed on our loan portfolio during the year ended December 31, 2014, and related specifically to the a negotiated reduced payoff of one of our outstanding loans at an amount below its carrying value. This provision for credit losses was offset by recoveries of credit losses of $4.6 million during the year ended December 31, 2014, relating to cash and other asset collections from certain guarantors for which an allowance for credit loss had been previously recorded.

During the year ended December 31, 2013, we recorded a recovery of prior credit losses totaling $8.0 million, which included a non-cash recovery of credit losses of $6.5 million resulting from improved operating results and improved market conditions for the hospitality sector and in residential real estate as it pertains to the related assets. In addition, we recorded a net recovery of credit losses of $1.5 million received in cash and other asset collections from certain guarantors for which an allowance for credit loss had been previously recorded.

During the year ended December 31, 2012, we recorded a recovery of prior credit losses totaling $2.1 million, consisting of a non-cash recovery of credit losses of $.03 million and a net recovery of credit losses of $1.8 million received in cash relating primarily to the collection of notes receivable from certain guarantors for which an allowance for credit loss had been previously recorded.

Impairment of Real Estate Owned. Similar to our loan collateral, for REO assets, we perform an analysis to determine the extent of impairment in valuation for such assets. Based on our analysis and the estimated fair value of real estate held for sale, during the years ended December 31, 2014, 2013 and 2012, we recorded impairment charges in the amount of $4.7 million, $1.1 million and $0, respectively. The impairment charges recorded during the year ended December 31, 2014 were based on management's decision to implement a more aggressive pricing strategy for select assets in which markets conditions have softened in recent months in order to generate more immediate liquidity.

Operating Segments

Our operating segments reflect the distinct business activities from which revenues are earned and expenses incurred that is evaluated regularly by our executive management team in assessing performance and in deciding how to allocate resources. As of and for the years ended December 31, 2014, 2013 and 2012, the Company’s reportable segments consisted of the following:

Hospitality and Entertainment Operations — Consists of a) two operating hotels in Sedona, Arizona with related spa, and food & beverage operations, and b) a golf course operation located in Bullhead City, Arizona with related spa, and food & beverage operations

Mortgage and REO – Legacy Portfolio and Other Operations — Consists of activities relating to the collection, workout and sale of new and legacy loans and REO assets, including financing of such asset sales.

Commercial Real Estate Leasing Operations — Consists of a commercial medical office building located in Stafford, TX.

Corporate and Other — Consists of our centralized general and administrative, corporate treasury and deposit gathering activities, and interest expense associated with debt issuances.

A summary of the financial results for each of our operating segments during the years ended December 31, 2014, 2013 and 2012 follows:

Hospitality and Entertainment Operations

	Years ended December 31
	2014	% of Consolidated Total	2013	% of Consolidated Total	2012	% of Consolidated Total

Total Revenue	$25,618	81.5%	$15,669	67.2%	$1,986	41.7%

Expenses:
Operating Property Expenses (excluding interest and depreciation)	21,085	93.7%	12,992	90.2%	2,662	63.5%
Total operating expenses	21,085		12,992		2,662

Net Operating Income (loss)	4,533		2,677		(676)
Net Operating Income (loss) % of revenue	17.7%		17.1%		(34.0)%

Other Expenses:
Interest Expense	2,379	14.0%	2,124	11.1%	93	0.6%
Debt Termination Charges	495	2.2%	—	N/A	—	N/A
Depreciation & Amortization Expense	2,321	67.6%	1,512	49.5%	336	13.2%

Other Expenses	5,195		3,636		429

Total Expenses	26,280	38.1%	16,628	33.6%	3,091	8.4%

Net loss	$(662)	1.8%	$(959)	3.7%	$(1,105)	3.4%

During the years ended December 31, 2014, 2013 and 2012, the hospitality and entertainment operations segment contributed 81.5%, 67.2% and 41.7% of total consolidated revenues. The growing contribution to revenue was due to the acquisition of the hotels in May 2013, coupled with the decline in performing mortgage investments. The golf course operation was acquired in February 2012. Until the Company is able to generate liquidity to fully implement its investment strategy, hospitality and entertainment operations segment revenue is expected to be the primary source of top-line revenue.

Similarly, during the years ended December 31, 2014, 2013 and 2012, the hospitality and entertainment operations segment constituted the majority of total operating property direct expenses. Net operating income (loss) for the segment as a percentage of related revenue totaled 17.7%, 17.1% and (34.0)% for the years ended December 31, 2014, 2013 and 2012. The Company implemented certain marketing initiatives to improve top-line revenues contributing to the improvement in the net operating income percentage.

After interest expense, and depreciation and amortization, the hospitality and entertainment operations segment contributed $(0.7) million, $(1.0) million and $(1.1) million of the total consolidated net loss for the years ended December 31, 2014, 2013 and 2012.

Mortgage and REO – Legacy Portfolio and Other Operations

	Years ended December 31
	2014	% of Consolidated Total	2013	% of Consolidated Total	2012	% of Consolidated Total

Total Revenue	$4,072	13.0%	$6,172	26.5%	$1,190	25.0%

Expenses:
Expenses for Non-Operating Real Estate Owned	1,901	99.6%	2,137	99.6%	3,206	100.0%
Professional Fees	4,051	51.0%	3,751	51.7%	2,368	39.9%
General and Administrative Expense	102	1.2%	33	0.6%	34	0.5%
Interest Expense	1,244	7.3%	1,766	9.2%	2,247	14.8%
Settlement and Related Costs	—	N/A	9	0.1%	—	0.0%
Gain on Disposal of Assets	(16,476)	100.0%	(1,460)	102.1%	(982)	99.3%
Recovery of Credit Losses, Net	(2,752)	98.1%	(8,028)	99.9%	(2,117)	99.8%
Impairment of Real Estate Owned	2,291	48.8%	1,103	100.0%	—	N/A

Total Expenses	(9,639)	(14)%	(689)	-1.4%	4,756	12.9%

Net income (loss)	$13,711	(36.5)%	$6,861	-26.2%	$(3,566)	11.1%

During the years ended December 31, 2014, 2013 and 2012, the Mortgage and REO – Legacy Portfolio and Other Operations segment contributed 13.0%, 26.5% and 25.0% of total consolidated revenues. The declining contribution to revenue is due to the decline in performing mortgage investments, coupled with the increase in revenues from the hospitality and entertainment operations segment. The Company intends to generate liquidity through asset sales, financing and other means to implement its investment strategy and increase income from performing investments.

During the years ended December 31, 2014 and 2013, the Mortgage and REO – Legacy Portfolio and Other Operations segment reduced total consolidated expenses by $(9.6) million and $(0.7) million, respectively, primarily as a result of gains from the sale of assets and recoveries of prior credit losses through asset collections from guarantors. During the year ended December 31, 2012, the Mortgage and REO – Legacy Portfolio and Other Operations segment contributed $4.8 million to total consolidated expenses.

As a result of these savings, the Mortgage and REO – Legacy Portfolio and Other Operations segment provided net income of $13.7 million and $6.9 million, respectively, for the years ended December 31, 2014 and 2013, thereby reducing our consolidated loss. During the year ended December 31, 2012, the Mortgage and REO – Legacy Portfolio and Other Operations segment contributed $(3.6) million to the total consolidated net loss.

See “Note 3 – Mortgage Investments, Loan Participations and Loan Sales” in the accompanying consolidated financial statements and Part II, Item 6. - "Loan Originations, Loan Types, Borrowers and Real Estate Owned and Operating Properties" for additional information regarding our loan portfolio.

Commercial Real Estate Leasing Operations

	Years ended December 31
	2014	% of Consolidated Total	2013	% of Consolidated Total	2012	% of Consolidated Total

Total Revenue	$1,689	5.4%	$1,476	6.3%	$1,428	30.0%

Expenses:
Operating Property Expenses (excluding interest and depreciation)	1,415	6.3%	1,414	9.8%	1,532	36.5%
Total operating expenses	1,415		1,414		1,532

Net Operating Income (loss)	274		62		(104)
Net Operating Income (loss) % of revenue	16.2%		4.2%		(7.3)%

Other Expenses:
Interest Expense	305	1.8%	1,801	9.4%	12	0.1%
Depreciation & Amortization Expense	905	26.4%	1,337	43.8%	1,323	51.9%
Recovery of Credit Losses, Net	(51)	1.8%	(11)	0.1%	(5)	0.2%
Impairment of Real Estate Owned	2,405	51.2%	—	0.0%	—	N/A

Other Expenses	3,564		3,127		1,330

Total Expenses	4,979	7.2%	4,541	9.2%	2,862	7.7%

Net loss	$(3,290)	8.8%	$(3,065)	11.7%	$(1,434)	4.5%

During the years ended December 31, 2014, 2013 and 2012, the Commercial Real Estate Leasing Operations segment contributed 5.4%, 6.3% and 30.0% of total consolidated revenues. The declining contribution to revenue is due to the increase in revenues from the hospitality and entertainment operations segment. The commercial office building has maintained a 31% occupancy despite management's efforts to attract additional tenants. In the fourth quarter of 2014, the Company commenced negotiations to sell the property, which is expected to close in the second quarter of 2015.

Similarly, during the years ended December 31, 2014, 2013 and 2012, the Commercial Real Estate Leasing Operations segment constituted a small percentage of total operating property direct expenses. Net operating income (loss) for the segment as a percentage of related revenue totaled 16.2%, 4.2% and (7.3)% for the years ended December 31, 2014, 2013 and 2012. The Company implemented certain cost saving and revenue enhancing activities contributing to the improvement in the net operating income percentage.

After interest expense, depreciation and amortization, and impairment charges, the Commercial Real Estate Leasing Operations segment contributed $(3.3) million, $(3.1) million and $(1.4) million of the total consolidated net loss for the years ended December 31, 2014, 2013 and 2012.

Corporate and Other

	Years ended December 31
	2014	% of Consolidated Total	2013	% of Consolidated Total	2012	% of Consolidated Total

Total Revenue	$48	0.2%	$9	0.0%	$160	3.4%

Expenses:
Expenses for Non-Operating Real Estate Owned	7	0.4%	8	0.4%	—	0.0%
Professional Fees	3,895	49.0%	3,509	48.3%	3,573	60.1%
General and Administrative Expense	8,320	98.8%	5,713	99.4%	6,363	99.5%
Interest Expense	13,095	76.9%	13,485	70.3%	12,863	84.5%
Debt Termination Charges	21,864	97.8%	—	N/A	—	N/A
Depreciation & Amortization Expense	206	6%	206	3.4%	892	34.8%
Settlement and Related Costs	—	N/A	6,100	-426.6%	2,563	-259.2%
Gain on Disposal of Assets	(6)	—%	30	-0.4%	(7)	0.3%
Recovery of Credit Losses, Net	(1)	—%	—	0.0%	—	N/A

Total Expenses	47,380	68.7%	29,051	58.7%	26,247	71.0%

Net loss	$(47,332)	126.0%	$(29,042)	110.8%	$(26,087)	81.0%
During the years ended December 31, 2014, 2013 and 2012, the Corporate and Other segment contributed negligibly to total consolidated revenues, resulting from miscellaneous revenues.

During the years ended December 31, 2014, 2013 and 2012, the Corporate and Other segment contributed $47.4 million, $29.1 million and $26.2 million, respectively, or 68.7%, 58.7% and 71.0% to total consolidated expenses. The primary increase in total expenses for this segment is the $21.9 million debt termination charge (with the balance of $0.5 million reflected in Hospitality and Entertainment Operations) resulting from the restructuring and refinancing of the NW Capital debt described elsewhere in this Form 10-K.

As a result of the corporate expenses recorded and lack of revenues in this segment, the Corporate and Other segment contributed to consolidated net loss in amount of $(47.3) million, $(29.0) million and $(26.1) million for the years ended December 31, 2014, 2013 and 2012, respectively.

Loan Originations, Loan Types, Borrowers and Real Estate Owned and Operating Properties

Lending Activities

As of December 31, 2014, our loan portfolio consisted of 9 first mortgage loans with a carrying value of $24.5 million. In comparison, as of December 31, 2013, our loan portfolio consisted of 7 first mortgage loans with a carrying value of $12.5 million. Given the non-performing status of the majority of our loan portfolio and the suspension of significant lending activities, there has been limited loan activity during the years ended December 31, 2014 and 2013. During the year ended December 31, 2014, we originated three loans totaling $21.7 million in connection with the financing of a portion of the sale of certain REO assets. In addition, in connection with a loan modification, we acquired two loans with an estimated fair value of $0.9 million (as well as title to certain real estate assets as described below) in partial satisfaction of an existing mortgage loan balance. During the year ended December 31, 2013, we originated one loan in the principal amount of $1.1 million relating to the financing of a portion of the sale of an REO asset during 2013. As of December 31, 2014 and 2013, the valuation allowance represented 38.8% and 59.2%, respectively, of the total outstanding loan principal and interest balances.

Changes in the Loan Portfolio Profile

Because our loan portfolio consisted of only nine and seven loans at December 31, 2014 and 2013, respectively, we expect little change in the portfolio profile in future periods until we resume lending activities on a meaningful level. Since October 2008, we have elected to suspend the origination and funding of any new loans. Accordingly, our ability to change the composition of our loan portfolio is limited. In addition, in connection with seeking to preserve our collateral, certain existing loans have been modified, sometimes by extending maturity dates, and, in the absence of available credit financing to repay our loans, we may modify additional loans in the future or foreclose on those loans.

Loan Modifications
During the year ended December 31, 2014, we modified one loan under the terms of a court-approved order in which the Company accepted, in lieu of cash payment, certain assets with an aggregate estimated fair value of $4.0 million, and established the remaining loan balance principal at $4.0 million. As a result of the modification, (a) the aggregate balance of the assets received and the newly established loan balance exceeded the carrying value of the loan at the time of modification, (b) the interest rate on the loan was increased from 12.0% to 16.25%, and (c) the Company received additional collateral to further secure the remaining loan balance. The modification was deemed to be a "troubled debt restructuring" primarily because the total amount to be collected was below the contractual amount otherwise due under the loan when considering default interest due under the original loan terms (none of which was previously recorded by the Company). The failure to collect the full amount of default interest was deemed to be a concession under applicable accounting guidance. As a result, the fair value of the assets received was treated as a reduction to the recorded investment in the loan and the carrying value was recorded at the remaining net balance of $2.3 million (rather than the contractual balance of $4.0 million). The difference between the remaining net balance and the contractual amount due upon maturity was amortized as an adjustment to yield (i.e., interest income) over the remaining term of the loan which matured on September 30, 2014. The borrower defaulted on the loan and the Company commenced enforcement action against the borrower. There are no further funding requirements for this loan.

As of December 31, 2014 and 2013, the total investment in the loan was $4.0 million and $6.1 million, respectively, and the related allowance for credit loss was $1.8 million and $0, respectively. During the year ended December 31, 2014, the average recorded investment of the loan was $4.4 million, and interest income recorded on the loan totaled $1.7 million, none of which was recorded on a cash basis. During the year ended December 31, 2013, the average recorded investment of this loan was $6.1 million, and no interest income recorded on the loan. The loan is included in the Mortgage and REO - Legacy Portfolio and Other Operations business segment.

Although we have in the past modified certain loans in our portfolio by extending the maturity dates or changing the interest rates thereof on a case by case basis, we do not have in place a specific loan modification program or initiative. Rather, we may modify any loan, in our sole discretion, based on the applicable facts and circumstances, including, without limitation: (i) our expectation that the borrower may be capable of meeting its obligations under the loan, as modified; (ii) the borrower’s perceived motivation to meet its obligations under the loan, as modified; (iii) whether we perceive that the risks are greater to us if the loan is modified, on the one hand, or not modified, on the other hand, and foreclosed upon; (iv) whether the loan is expected to become fully performing within some period of time after any proposed modification; (v) the extent of existing equity in the collateral net of the loan, as modified; (vi) the creditworthiness of the guarantor of the loan; (vii) the particular borrower’s track record and financial condition; and (viii) market based factors regarding supply/demand variables bearing on the likely future performance of the collateral. In the future, we expect to modify loans on the same basis as above without any reliance on any specific loan modification program or initiative.

Geographic Diversification

Our mortgage loans consist of loans where the primary collateral is located in Arizona, California and Utah. The concentration of our loan portfolio in Arizona and California, geographic markets where real estate values were severely impacted by the decline in the real estate market in 2008 through 2010, totaled 91.1% and 49.2% at December 31, 2014 and 2013, respectively. Since we have suspended funding new loans, our ability to diversify the geographic aspect of our loan portfolio remains significantly limited. The change year over year in the geographic diversification of our loans is primarily attributed to the foreclosure and transfer of loans to REO assets.

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

Interest Rate Information

Our loan portfolio includes loans that carry variable and fixed interest rates. All variable interest rate loans are indexed to the Prime rate with interest rate floors. At December 31, 2014 and 2013, respectively, the Prime rate was 3.25% per annum.

The majority of our loans are in non-accrual status. At December 31, 2014, 3 of our 9 loans were performing and had an average principal balance of $21.5 million and a weighted average interest rate of 8.2%. At December 31, 2013, 2 of our 7 loans were performing and had an average principal balance of $5.7 million and a weighted average interest rate of 12.5%. For additional discussion regarding the impact of pro forma increases or decreases in the Prime rate, see “Quantitative and Qualitative Disclosures about Market Risk” located elsewhere in this Form 10-K.

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

The underlying collateral for our loans are in some stage of development and do not generate cash flow for purposes of servicing our mortgage receivables. Further, as a loan’s collateral progresses through its various stages of development, the value of the collateral generally increases more than the related costs of such improvements. Accordingly, as is customary in our industry, interest has historically been collected through the establishment of “interest reserves” that are included as part of the “loan-to-value” analysis made during the original and any subsequent underwriting process. Interest on loans with unfunded interest reserves is added to the loan balance with the offsetting accounting entry to interest income. None of our existing loans have interest reserves.

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

We also generally classify loans into categories based on the underlying collateral’s projected end-use for purposes of identifying and managing loan concentration and associated risks. As of December 31, 2014, the original projected end-use of the collateral under our loans was comprised of 46.4% residential and 51.2% mixed-use and the balance for commercial. As of December 31, 2013, the original projected end-use of the collateral under our loans was comprised of 85.2% residential and 14.8% mixed-use.

With our suspension of the funding of new loans, the concentration of loans by type of collateral and end-use is expected to remain consistent within our current portfolio. As of December 31, 2014 and 2013, the change in concentration of loans by type of collateral and end-use was primarily a result of loan foreclosures.

We intend to continue the process of disposing of a significant portion of our existing assets, individually or in bulk, and to utilize the proceeds for operating purposes or, to the extent excess funds are available, to reinvest the proceeds from such dispositions in our target assets. Accordingly, we intend to introduce additional loans and other asset types as a further means of classifying our assets.

At December 31, 2014 and 2013, the entire balance of the valuation allowance was attributable to residential-related projects.

See “Note 3 – Mortgage Investments, Loan Participations and Loan Sales” in the accompanying consolidated financial statements and Part II, Item 6. - "Selected Financial Data" for additional information regarding the classification of our loan portfolio.

Changes in the Portfolio Profile — Scheduled Maturities

The outstanding principal and interest balance of mortgage loans, net of the valuation allowance, as of December 31, 2014, have scheduled maturity dates within the next several quarters as follows:

Quarter	Principal and Interest Balance	Percent
Matured	$18,586	46.3%
Q3 2015	7,249	18.1%
Q1 2016	13,299	33.2%
Q1 2017	600	1.5%
Q1 2020	367	0.9%
Total	40,101	100.0%
Less: Valuation Allowance	(15,562)
Net Carrying Value	$24,539

Of the total of matured loans at December 31, 2014, approximately 74% of loan principal and interest matured during the year ended December 31, 2008 and 26% matured during the year ended December 31, 2014.

See “Note 3 – Mortgage Investments, Loan Participations and Loan Sales” in the accompanying consolidated financial statements and Part II, Item 6. - "Selected Financial Data" for additional information regarding loan modifications.

Operating Properties and Real Estate Held for Development or Sale

REO assets are reported as operating properties, held for development or held for sale, depending on whether we plan to hold operating assets, develop land-related assets prior to selling them or sell the asset in the immediate future, and whether they meet the criteria to be classified as held for sale under GAAP. The estimation process involved in the valuation of REO assets is inherently uncertain since it requires estimates as to the consideration of future events and market conditions. Our estimate of fair value is based on our intent regarding the proposed development of the related asset, if deemed appropriate, as opposed to a sale of such property on an as-is basis. In such cases, we evaluate whether we have the intent, resources and ability to carry out the execution of our disposition strategy under normal operating circumstances, rather than a forced disposition due to liquidity pressure. Economic, market, environmental and political conditions, such as exit prices and absorption rates, may affect management’s plans for development and marketing of such properties. In addition, the implementation of such plans could be affected by the availability of financing for development and construction activities, if such financing is required. Accordingly, the ultimate realization of our carrying values of our real estate properties is dependent upon future economic and market conditions, the availability of financing, and the resolution of political, environmental and other related issues, many of which are beyond our control.

At December 31, 2014, we held REO assets of $145.4 million, of which $8.2 million were held for development, $53.7 million were held for sale, and $83.5 million were held as operating properties. At December 31, 2013, we held REO assets of $202.5 million, of which $12.3 million were held for development, $86.6 million were held for sale, and $103.7 million were held as operating properties. Such assets are located in California, Texas, Arizona, Minnesota and New Mexico.

During the year ended December 31, 2014, we executed a series of transactions to acquire through purchase certain residential land in a master planned community that was located contiguous to other parcels previously acquired by the Company through foreclosure. The combined cost basis of the newly acquired parcels totaled $9.4 million. Shortly after the purchase of these assets, we sold the entire aggregation of the five new and previously owned parcels to a homebuilder for a net sales price of $19.0 million and realized a net gain of $5.6 million. In addition, during the year ended December 31, 2014, we transferred one REO asset that was previously held for sale to REO held for development based on management’s plan to develop the property as a multi-family residential project. We also transferred certain REO assets that were previously held for development to REO held for sale based on a contract with a homebuilder to take down certain residential lots. During the year ended December 31, 2014, we also entered into a contract to sell a commercial office building previously accounted for as an operating property, which is now classified as REO held for sale. Aside from these reclassifications, there were no material changes with respect to REO classifications or planned development during the year ended December 31, 2014 other than as a result of REO asset sales.

During the year ended December 31 2013, the Company, through various subsidiaries, completed the acquisition of certain assets and assumption of certain related liabilities (the “Sedona Assets”), pursuant to an agreement dated March 28, 2013, as amended and restated (the “Sedona Agreement”), with one of the Company's borrowers and certain subsidiaries and affiliates (collectively, the “Borrowers”) in full satisfaction of certain mortgage loans held by the Company with a net carrying value of approximately $60.2 million at the date of acquisition, and for the purpose of releasing the Borrowers from further liability under the loans and guarantees, subject to certain post-closing conditions and limitations. The primary Sedona Assets include the following:

•
certain real property, including all improvements thereon, including two operating hotels located in Sedona, Arizona, subject to a pre-existing primary first mortgage lien and capital lease obligation, which totaled approximately $24.7 million and $1.3 million, respectively, as of the date of acquisition;

•	various leasehold and other interests in multiple leases relating primarily to the operations of the hotels; and

•	a 28-lot residential subdivision located in Sedona, Arizona.

In connection with the recording of the deed-in-lieu of foreclosure, we recorded the assets and liabilities on a gross basis at their estimated fair values based on appraisals received for such assets, but not in excess of our net basis in the loans. This included property, plant and equipment with a carrying value at the date of acquisition of approximately $91.4 million, as well as a mortgage note payable of approximately $24.7 million, a capital lease obligation of approximately $1.3 million, and accounts payable and accrued liabilities of $3.4 million. The appraised values of such assets were equal to or in excess of the new assets recorded. Of the assets acquired in the transaction, the operating hotels are classified as operating properties in our hospitality and entertainment segment, while the 28-lot residential subdivision is classified as real estate held for sale.
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

REO Sales

We are frequently approached on an unsolicited basis by third parties expressing an interest in purchasing certain REO assets, whether such REO assets are held for sale, held for development or operating properties. However, except for those assets designated for sale, management has not developed or adopted any formal plan to dispose of these assets or such assets do not meet one or more of the GAAP criteria as being classified as held for sale (e.g., the anticipated disposition period may extend beyond one year). During the year ended December 31, 2014, we sold fifteen REO assets (or portions thereof) for $76.8 million (net of selling costs), of which we financed $22.4 million, resulting in a net gain on disposal of approximately $16.5 million. During the year ended December 31, 2013, we sold seven REO assets or portions thereof for $12.4 million (net of selling costs) for a gain of $1.4 million. During the year ended December 31, 2012, we sold eight REO assets or portions thereof for $17.2 million (net of selling costs) for a gain of $1.0 million.

Operating Property and REO Operations and Planned Development

During the year ended December 31, 2014, the Company, through a wholly owned subsidiary, formed a joint venture with a third party developer, Titan Investments, LLC ("Titan") for the purpose of holding and developing certain real property for a planned multi-family residential housing and retail development located in the Minneapolis suburb of Apple Valley to be known as Parkside Village (the “Apple Valley Project”). The first phase of the Apple Valley Project project will consist of a 196-unit multi-family residential housing development known as Gabella ("Gabella"), with a projected total costs of $35.5 million. The Joint Venture created a wholly-owned subsidiary, IMH Gabella, LLC, (“IMH Gabella”) to hold the Gabella assets and enter into related agreements.

A wholly owned subsidiary of the Company is the managing member of IMH Gabella, and holds a 93% ownership interest in the Joint Venture. Titan holds a 7% ownership interest in the Joint Venture with the right to acquire an additional 3.2% profits-only interest based upon the satisfaction of certain budget and completion milestones with respect to the project. The Company has the power and authority to govern the business of the Joint Venture, subject to certain conditions. During the year ended December 31, 2014, we contributed certain land and are expected to contribute the required cash equity to the Joint Venture totaling $11.8 million under the terms of a related construction loan agreement secured for the project, of which $4.0 million remained unfunded at December 31, 2014. The Company will not be required to make any additional capital contributions following the initial required equity funding. In the event that certain specified occupancy targets are met, Titan has the right to have its interests repurchased by the Joint Venture. The Joint Venture also has certain rights to redeem Titan’s interests in the event Titan fails to exercise those put rights within a specified time. Generally, income or loss will be allocated among the members of the Joint

Venture in accordance with their respective percentage interests. Upon a sale of the project, the sale proceeds shall be distributed first to the Company in an amount equal to its capital contributions less any previous distributions it may have received, and then to the members in accordance with their respective interests in the Joint Venture. During the year ended December 31, 2014, IMH Gabella secured construction financing in the amount of $24.0 million. See Part II, Item 7. - "Important Relationships Between Capital Resources and Results of Operations - Current and Anticipated Borrowings" for additional information regarding the terms of the construction loan.

Costs related to the development or improvements of the real estate assets are generally capitalized and costs relating to holding the assets are generally charged to expense. Cash outlays for capitalized development costs for all projects totaled $6.8 million, $2.9 million and $1.4 million during the years ended December 31, 2014, 2013 and 2012, respectively. In addition, costs and expenses related to the ownership and operations of our operating properties and non-operating REO assets, holding and maintaining such properties, which are expensed in the accompanying consolidated statements of operations, totaled approximately $24.4 million, $16.6 million and $7.4 million for the years ended December 31, 2014, 2013 and 2012, respectively. The nature and extent of future costs for such properties depends on the holding period of such assets, the level of development undertaken, our projected return on such holdings, our ability to raise funds required to develop such properties, the number of additional foreclosures and other factors. While our assets are generally available for sale, we continue to evaluate various alternatives for the ultimate disposition of these investments, including partial or complete development of the properties prior to sale or disposal of the properties on an as-is basis.

REO Classification

As of December 31, 2014, approximately 23% of our REO assets were originally projected for development of residential real estate, 8% was scheduled for mixed-used real estate development, and 69% was planned for commercial or industrial use. As of December 31, 2013, approximately 26% of our REO assets were originally projected for development of residential real estate, 18% was scheduled for mixed-used real estate development, and 56% was planned for commercial or industrial use. We continue to evaluate our use and disposition options with respect to these projects. The real estate held for sale consists of improved and unimproved residential lots, completed residential units and completed commercial properties located in California, Arizona, Texas, New Mexico and Idaho.

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

Important Relationships Between Capital Resources and Results of Operations

Summary of Existing Loans in Default

Our loan defaults at December 31, 2014 consist primarily of remaining impaired legacy mortgage loans resulting from the deterioration of the real estate and credit markets, which have yet to fully recover. Loans in default may encompass both non-accrual loans and loans for which we are still accruing income, but are delinquent as to the payment of accrued interest or are past scheduled maturity. At December 31, 2014, 6 of our 9 loans with a carrying value of $3.0 million were in default, all of which were past their respective scheduled maturity dates. At December 31, 2013, 5 of our 7 loans with a carrying value of $6.8 million were in default, all of which were past their respective scheduled maturity dates. Of the five loans that were in default at December 31, 2013, four of these loans remained in default status as of December 31, 2014, and one was removed upon foreclosure and transferred to REO. During the year ended December 31, 2014, two loans assigned to us in connection with the modification described above were added to loans in default.

During the year ended December 31, 2014, we completed foreclosure on one loan asset and transferred the underlying collateral to REO held for sale. We are exercising enforcement action which could lead to foreclosure or other disposition upon the remaining loans in default, but we have not completed foreclosure on any such loans subsequent to December 31, 2014. The timing of foreclosure on the remaining loans is dependent on several factors, including applicable states statutes, potential bankruptcy filings by the borrowers, our ability to negotiate a deed-in-lieu of foreclosure and other factors.

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

We perform an evaluation for impairment on all of our loans in default as of the applicable measurement date based on the fair value of the underlying collateral of the loans because our loans are considered collateral dependent, as allowed under applicable accounting guidance. Impairment for collateral dependent loans is measured at the balance sheet date based on the then fair value of the collateral in relation to contractual amounts due under the terms of the applicable loan. In the case of the loans that are not deemed to be collateral dependent, we measure impairment based on the present value of expected future cash flows. Further, the impairment, if any, must be measured based on the fair value of the collateral if foreclosure is probable. All of our loans in default are deemed to be collateral dependent.

Similarly, REO assets that are classified as held for sale are measured at the lower of carrying amount or fair value, less estimated cost to sell. REO assets that are classified as held for development or as operating properties are considered “held and used” and are evaluated for impairment when circumstances indicate that the carrying amount exceeds the sum of the undiscounted net cash flows expected to result from the development or operation and eventual disposition of the asset.  If an asset is considered impaired, an impairment loss is recognized for the difference between the asset’s carrying amount and its fair value, less estimated cost to sell. If we elect to change the disposition strategy for our real estate held for development, and such assets were deemed to be held for sale, we may record additional impairment charges, and the amounts could be significant.

We assess the extent, reliability and quality of market participant inputs such as sales pricing, cost data, absorption, discount rates, and other assumptions, as well as the significance of such assumptions in deriving the valuation. We generally employ one of five valuation approaches (as applicable), or a combination of such approaches, in determining the fair value of the underlying collateral of each loan and REO held for sale asset: the development approach, the income capitalization approach, the sales comparison approach, or the receipt of recent offers on specific properties.

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

Factors Affecting Valuation

The underlying collateral of our loans and our REO assets vary by stage of completion, which consists of either raw land (also referred to as pre-entitled land), entitled land, partially developed, or mostly developed/completed lots or projects. We recorded significant impairment losses between 2008 and 2010 as a result of disruptions in the real estate and capital markets, and the resulting high volatility of real estate values, which was largely based on independent third party valuation reports obtained. Subsequent to 2010, we noted indications that a stabilizing trend in real estate market values began to unfold and, in certain circumstances, improved for some markets. As a result, in more recent periods and during the years ended December 31, 2014 and 2013, we reduced the extent to which we utilized independent third-party valuation firms to assist with our analysis of fair value of the collateral supporting our loans and REO. While we continue to utilize third party valuations for selected assets on a periodic basis as circumstances warrant, we rely primarily on our asset management consultants and internal staff to gather available market participant data from independent sources to establish assumptions used to derive fair value of the collateral supporting our loans and real estate owned for a majority of our loan and REO assets.

Our fair value measurement is based on the highest and best use of each property which is generally consistent with our current use for each property subject to valuation. In addition, our assumptions are established based on assumptions that believe market participants for those assets would also use. During the year ended December 31, 2014 and 2013, we performed both a macro analysis of market trends and economic estimates, as well as a detailed analysis on selected significant loan and REO assets. In addition, our fair value analysis includes a consideration of management's pricing strategy in disposing of such assets.

During the year ended December 31, 2014, the Federal Reserve continued to monitor economic and inflationary developments in regards to its monetary policy. The Federal Reserve believes that by maintaining its existing policy of reinvesting principal payments from its holdings of agency debt and agency mortgage-backed securities in agency mortgage-backed securities and of rolling over maturing Treasury securities at auction should help maintain accommodative financial conditions. Economic activity is expanding at a moderate pace, and labor market conditions continue to improve, with solid job gains and a lower unemployment rate. Household spending is rising moderately and business fixed investment is advancing, while the national recovery in the housing sector remains slow. Inflation has continued to run below the Federal Reserve’s longer-run objective, partly reflecting declines in energy prices. The Federal Reserve seeks to foster maximum employment and price stability, and with appropriate policy accommodation, expects economic activity will continue to expand at a moderate pace, with labor market indicators moving in an appropriate direction. Based on our research, existing-home sales are forecasted to rise about 7 percent in 2015 behind a strengthening economy, solid job gains and a healthy increase in home prices, according to National Association of Realtors. As such, we expect housing demand and real estate in general to continue to improve slightly or remain relatively stable over the short-term, but do not expect that it will likely improve substantially until the general economy strengthens and the housing market shows a longer trend of ongoing recovery.

Selection of Single Best Estimate of Value

The results of our valuation efforts generally provide a range of values for the collateral and REO assets valued rather than a single point estimate because of variances in the potential value indicated from the available sources of market participant information. The selection of a value from within a range of values depends upon general overall market conditions as well as specific market conditions for each property valued, its stage of entitlement or development and management's strategy for disposing of the asset. In selecting the single best estimate of value, we consider the information in the valuation reports, credible purchase offers received and agreements executed, as well as multiple observable and unobservable inputs and management's intent.

See “Note 6 – Fair Value” in the accompanying consolidated financial statements for a summary of procedures performed during the year ended December 31, 2014.

Valuation Conclusions

During the year ended December 31, 2014, we recorded a net recovery of prior credit losses totaling $2.8 million. Of the $2.8 million, $1.8 million consists of non-cash provision for credit loss based on the valuation analysis performed on our loan portfolio during the year ended December 31, 2014, and related specifically to a negotiated reduced payoff of one of our outstanding loans at an amount below its carrying value, and the fair value of underlying collateral of certain loans. This provision for credit loss was offset by recoveries of credit losses of $4.6 million during the year ended December 31, 2014, relating to cash and other asset collections from certain guarantors for which an allowance for credit loss had been previously recorded.

During the year ended December 31, 2013, we recorded a recovery of prior credit losses totaling $8.0 million, which included a $6.5 million recovery as a result of our evaluation and analysis on our loan portfolio, primarily related to the improved value for the hotel operations and residential lots acquired through foreclosure. In addition, we recorded a net recovery of credit losses of $1.5 million received in cash and other asset collections from certain guarantors for which an allowance for credit loss had been previously recorded.

During the year ended December 31, 2012, we recorded a recovery of prior credit losses totaling $2.1 million, consisting of a non-cash recovery of credit losses of $0.3 million and a net recovery of credit losses of $1.8 million received in cash relating primarily to the collection of notes receivable from certain guarantors for which an allowance for credit loss had been previously recorded.

In addition, during the years ended December 31, 2014, 2013 and 2012, we recorded impairment charges of $4.7 million, $1.1 million and $0, respectively, relating to the further write-down of certain real estate owned. The impairment charges for 2014 related primarily to management's decision to implement a more aggressive pricing strategy to generate liquidity for the Company.

As of December 31, 2014, the valuation allowance totaled $15.6 million, representing 38.8% of the total outstanding loan principal and accrued interest balances. As of December 31, 2013, the valuation allowance totaled $18.2 million, representing 59.2% of the total outstanding loan principal and accrued interest balances. The reduction in the valuation allowance in total is primarily attributed to the transfer of the valuation allowance associated with loans on which we foreclosed and the resulting charge off of valuation allowance on such loans.

With the existing valuation allowance recorded as of December 31, 2014, we believe that, as of that date, the fair value of our loans and REO assets held for sale is adequate in relation to the net carrying value of the related assets and that no additional valuation allowance is considered necessary. While the above results reflect management’s assessment of fair value as of December 31, 2014 and 2013 based on currently available data, we will continue to evaluate our loans in fiscal 2015 and beyond to determine the adequacy and appropriateness of the valuation allowance and to update our loan-to-value ratios. Depending on market conditions, such updates may yield materially different values and potentially increase or decrease the valuation allowance for loans or impairment charges for REO assets.

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

During the years ended December 31, 2014, 2013 and 2012, we recorded impairment charges of $4.7 million, $1.1 million and $0, respectively, relating to the further write-down of certain real estate owned. The impairment charges recorded during the year ended December 31, 2014 were based on management's decision to implement a more aggressive pricing strategy for select assets in which markets conditions have softened in recent months in order to generate more immediate liquidity, of which $2.3 million was attributed to the Mortgage and REO – Legacy Portfolio and Other Operations segment and $2.4 million was attributed to the Commercial Real Estate Leasing Operations segment. The impairment charges in fiscal 2013 were primarily to adjust the fair value of our REO held for sale, and was attributed to the Mortgage and REO – Legacy Portfolio and Other Operations segment. The valuation and impairment charges recorded are not expected to violate any future debt covenants.

If we elected to change the disposition strategy for our real estate held for development or our operating properties, and such assets were classified as held for sale, we might be required to record additional impairment charges, although such amounts are not expected to be significant based on the previous impairment adjustments recorded. As of December 31, 2014 and 2013, substantially all of our REO carrying value assets are based on an “as is” valuation. We believe the estimated net realizable values of such properties equal or exceed the current carrying values of our investment in the properties as of December 31, 2014.

See “Note 4 – Operating Properties and Real Estate Held for Development or Sale” in the accompanying consolidated financial statements for procedures performed in estimating the amount of undiscounted cash flows for REO held for development and in determining the level of additional development we expect to undertake for each project and for further information regarding our REO assets.

Leverage to Enhance Portfolio Yields

We have not historically employed a significant amount of leverage to enhance our investment yield. However, we have secured financing when deemed beneficial, if not necessary, and may employ additional leverage in the future as deemed appropriate.

Current and Anticipated Borrowings

Convertible Debt

In June 2011, we entered into and closed funding of a $50.0 million senior secured convertible loan with NW Capital. The loan was originally scheduled to mature on June 6, 2016 and bore contractual interest at a rate of 17% per year. For each of the years ended December 31, 2014, 2013 and 2012, the lender, at its sole option, may and did make an annual election to defer a portion of interest due representing 5% of the total accrued interest amount, with the balance 12% payable in cash. Deferred interest was capitalized and added to the outstanding loan balance on a quarterly basis. As of the date of the restructuring of the NW Capital debt as described below, total deferred interest added to the principal balance of the convertible note totaled $12.1 million, as compared to a balance of $10.4 million at December 31, 2013. Interest was payable quarterly in arrears January, April, July, and October during the term of the loan.

In addition, we were required to pay an exit fee (“Exit Fee”) at maturity equal to 15% of the then outstanding principal, unpaid accrued and deferred interest and other amounts owed under the loan agreement. The Exit Fee was considered fully earned under the terms of the loan agreement and was recorded as a liability with an offsetting amount reflected as a discount to the convertible note payable. The Exit Fee and corresponding discount of $10.4 million was estimated assuming the lender elected its annual interest deferral option over the term of the loan. This amount was being amortized to interest expense over the term of the loan using the effective interest method. As of the date of the restructuring of the NW Capital debt as described below, the remaining unamortized discount totaled $4.2 million, as compared to $5.4 million at December 31, 2013. The amortized discount added to the principal balance of the convertible note during the years ended December 31, 2014 and 2013 totaled approximately $1.7 million and 2.0 million, respectively.

If the NW Capital loan was converted into shares of Series A preferred stock, we would have been obligated to redeem all outstanding shares of Series A preferred stock on the fifth anniversary of the loan date (i.e., June 6, 2016) in cash, at a price equal to 115% of the original purchase price, plus all accrued and unpaid dividends (whether or not earned or declared), if any, to and including the date fixed for redemption, without interest. In addition, the Series A preferred stock had certain redemption features in the event of default or the occurrence of certain other events.

The proceeds from the loan were to be used for the following purposes: working capital and funding our other general business needs; certain obligations with respect to our real property owned, and, as applicable, the development, redevelopment and construction with respect to certain of such properties; certain obligations with respect to, and to enforce certain rights under, the collateral for our loans; to originate and acquire mortgage loans or other investments; to pay costs and expenses incurred in connection with the convertible loan; and other purposes as approved by NW Capital in its discretion.

See “Note 7 – Debt, Notes Payable and Special Assessment Obligations” in the accompanying consolidated financial statements for additional information regarding this loan.

NW Capital Loan Restructure

On July 24, 2014, the Company entered into a series of agreements and transactions in connection with the partial refinancing and restructuring of the NW Capital loan pursuant to a payoff agreement, as amended (“Payoff Agreement”). The following summarizes the primary terms of the Payoff Agreement:

Pursuant to the Payoff Agreement, the Company and NW Capital entered into certain amendments to the NW Capital loan (collectively, the "Modified Loan") the principal terms of which are as follows: (1) the new maturity date is July 22, 2015 (the "Maturity Date"); (2) the conversion rights that had been held by NW Capital to convert the debt into our Series A preferred stock were eliminated; (3) the new principal balance is $45.0 million; (4) interest accrues at 17% per annum, payable by the Company on a quarterly basis; and (5) on October 24, 2014, and no later than every 90 days thereafter until the Maturity Date, the Company was required to make payments equal to the sum of: (x) $5.0 million (which payment will be applied toward the then-outstanding principal and interest due on the Modified Loan); and (y) a fee of one percent (1%) of the then-outstanding principal balance of the Modified Loan. As a result of the material change in loan terms, the NW Capital loan was treated as a termination of the existing loan and issuance of a new loan. Under the Payoff Agreement, a total payment of $81.4 million was made to NW Capital consisting of the $45.0 million Modified Loan, $18.6 million from the issuance of preferred shares and approximately $10.0 million in cash. The Company incurred additional debt termination charges from other costs associated with the transaction, including the issuance of various equity instruments related directly to the Modified Loan. As a result of the NW Capital debt restructuring, the Company recorded a debt termination charge of $22.4 million during the year ended December 31, 2014.

In October 2014, the Company entered into a further amendment of the Modified Loan to extend the payment date of the initial $5.0 million principal payment due on October 24, 2014 to December 24, 2014, and then received a further extension to December 30, 2014. In consideration of these extensions, the Company paid an extension fee of $0.7 million. The extensions were executed to provide the Company additional time to 1) generate additional liquidity from the anticipated closing of the sale of certain assets under executed contracts for sale, and 2) to negotiate with the third party lenders for the payoff of the Modified Loan.

As described below, subsequent to December 31, 2014, we secured replacement financing and repaid the Modified Loan in full.

Rights Offering Convertible Notes

We were required under the terms of a class action settlement to effect an offering to issue up to $10.0 million in senior secured convertible notes to participating accredited shareholders at terms economically equivalent to the NW Capital loan ("Rights Offering"). The Rights Offering was completed on April 28, 2014 and we ultimately issued notes in the aggregate principal amount of $.07 million to participating shareholders. The notes issued under the Rights Offering ("RO Notes") were recorded by the Company at their fair value. Based on the fair value assessment performed, management determined that the estimated fair value of the RO Notes was $0.1 million (as compared to the face amount of $0.07 million) based on the derived fair value and the imputed effective yield of such notes of 7.1% (as compared to the note rate of 17% plus the derived exit fee of $0.01 million resulting in an effective rate of approximately 22.3%) as of the offering settlement date. The difference between the fair value of the RO Notes and the actual face amount totaling $0.03 million was recorded as a debt premium by the Company. This debt premium and exit fee were being amortized and recorded as a reduction of interest expense using the effective interest method over the term of the RO Notes. During the year ended December 31, 2014, the Company repurchased and retired all of the outstanding RO Notes in connection with the restructuring of the NW Capital Loan.

Exchange Notes

We were also required under the terms of the same class action settlement to effect an offering to issue up to $20.0 million in five-year, 4%, unsecured notes to participating shareholders in exchange for common stock held by such shareholders at a price of $8.02 per share ("Exchange Offering"). The Exchange Offering was completed on April 28, 2014 and we ultimately issued Exchange Offering notes ("EO Notes") to participating shareholders with a face value of $10.2 million, which were recorded by the Company at fair value. The estimated fair value of the EO Notes was $6.4 million based on the fair value and the imputed effective yield of such notes of 14.6% (as compared to the note rate of 4%) resulting in a debt discount on the EO Notes of $3.8 million. This amount has been recorded as a debt discount in the Company’s consolidated financial statements and is being amortized as an adjustment to interest expense using the effective interest method over the term of the EO Notes. The amortized discount added to the principal balance of the EO Notes during the year ended December 31, 2014 totaled $0.4 million. Interest is payable quarterly in arrears each January, April, July, and October during the term of the EO Notes with the initial interest payment due in July 2014. The EO Notes mature on April 28, 2019, and may be prepaid in whole or in part without penalty at the option of the Company. However, subject to certain minimum cash and profitability conditions, the terms of the EO Notes may require a 50% prepayment on April 29, 2018.

Construction Loan

During the year ended December 31, 2014, the Company secured a construction loan in connection with the Gabella development in the amount of $24.0 million (the “Construction Loan”) from the Bank of the Ozarks (“Ozarks”) pursuant to a Construction Loan Agreement entered into between IMH Gabella and Ozarks, dated as of October 20, 2014. In addition to the Construction Loan, the project's development costs will be financed through an equity contribution of $11.8 million by the Company consisting of entitled land and working capital. The Construction Loan is secured by a first lien mortgage on the project as well as certain adjacent parcels that are planned for future development, improvements thereon, and an assignment of rents and revenues. Unless there is an event of default, the Construction Loan bears annual interest at the greater of three-month LIBOR plus 375 basis points or 4.25%. The loan matures October 20, 2017, provided, however, that the initial term may be extended for two additional one-year terms subject to the satisfaction of certain conditions, including the payment of an extension fee equal to 0.25% of the then outstanding principal balance of the Construction Loan. Advances under the Construction Loan will commence when the Company has fully satisfied its equity funding requirement (aside from a minimal $1,000 funding made at the loan closing). Interest only payments on any outstanding principal commenced on November 1, 2014. Monthly payments of principal and interest will commence on the earlier of (i) November 1, 2016 and (ii) the first month following stabilization (as defined in the loan agreement). The Construction Loan is subject to a completion and repayment guarantee by the Company and requires a minimum liquidity balance of $7.5 million commencing on the initial construction draw (expected to occur in the second quarter of 2015). The Construction Loan can be prepaid without penalty, provided that no prepayment is permitted unless it includes the full amount of the then accrued but unpaid interest on the amount of principal being so prepaid.

Other Notes Payable Activity

During the year ended December 31, 2014, we purchased certain residential land in a master planned community. This property, which was subsequently sold in 2014, had an aggregate cost basis of $9.4 million. In connection with the purchase of these properties, we assumed certain notes payable the terms and current disposition of which are as follows:

•	$1.45 million note bearing annual interest at 5%, secured by the underlying collateral property. This note was repaid in full upon sale of the related property.

•	$3.25 million note bearing annual interest at 10%, secured by the underlying collateral property. This note was repaid in full upon sale of the related property.

•
$3.18 million note bearing annual interest at 3%, interest only payable monthly, unsecured, maturing June 5, 2023. A majority of the note balance was payable to certain entities affiliated with a loan guarantor against whom the Company has obtained a judgment. As a result, during the year ended December 31, 2014, the Company sought and obtained court approval to offset this liability against the outstanding judgment, at which time the liability was defeased and removed from our books.

During the year ended December 31, 2013, we assumed a note payable with a balance of $24.6 million from a bank in connection with a deed-in-lieu of foreclosure that is secured by the related hotel operating properties with a carrying value of approximately $81.5 million at December 31, 2014. During 2013, the note payable bore annual interest of 12%, with required monthly payments of principal and interest and the outstanding principal due at original maturity on March 28, 2014. Upon maturity, we negotiated with the lender to extend the maturity date of the loan for a three year period at a reduced annual interest rate of 8.0%, with interest only payments for the first year of the loan, and monthly payments of approximately $0.2 million thereafter until maturity. As described below, subsequent to December 31, 2014, we secured replacement financing and repaid the note payable in full.

During the year ended December 31, 2013, we secured financing of $10.0 million that was secured by certain REO assets. Prior to its maturity in February 2014, the note payable bore annual interest of 12%, with required monthly payments of interest and the outstanding principal due at maturity. The note matured in February 2014 at which time the balance was repaid in full. Under the terms of the loan, we were required to maintain a minimum $5.0 million balance of cash and cash equivalents. We obtained approval from NW Capital in connection with this financing.

During the year ended December 31, 2013, we acquired a residential property with a fair value of $3.8 million in connection with a judgment obtained against a former guarantor on certain mortgage loans. The residential property was subject to four liens which had sole recourse to the residential property. Such liens aggregated approximately $17.4 million in principal, exclusive of unpaid interest. We recorded such liens (one of which was a bank lien for $2.4 million) at their fair value, which was determined to approximate the fair value of the related asset which totaled $3.8 million at December 31, 2013. During the year ended December 31, 2014, we purchased two of the liens totaling $15 million from the counterparty for $1.3 million, which approximated the carrying value of such liens. The residential property was sold in June 2014 at which time the bank lien associated with the property was repaid.

In connection with our Gabella multifamily housing development in Apple Valley, Minnesota, we entered into, among other agreements, a business subsidy agreement and related loan agreement dated March 29, 2013, as amended on July 10, 2014, with the Apple Valley Economic Development Authority ("EDA"). Under the terms of the business subsidy agreement, the EDA agreed to advance to us up to $1.1 million in the form of a loan, but in no event to exceed the amount received from Dakota County for the statutory penalty and interest on special assessment taxes which were assessed in the tax years 2007 through 2011; and for which we have recorded a liability. The loan bears interest at the rate of 6.0% per annum and shall accrue until the loan is satisfied or paid in full. If we complete the development project as intended no later than April 30, 2016, and certain other conditions are satisfied, and no event of default occurs, the EDA is expected to forgive the loan in its entirety. If we do not meet the specified goals, the loan and all accrued unpaid interest must be repaid on or before December 31, 2017. In addition, under the agreement, we are not allowed to sell, transfer or otherwise convey all or part of the property for a period of five years following completion without the prior written consent of EDA. As of December 31, 2014 and 2013, the total amount advanced to us under the loan agreement was $0.8 million and $0.2 million, respectively.

In conjunction with our Apple Valley development project described above, we also entered into a settlement agreement in June 2012 with the local municipality relating to outstanding past due property taxes, penalties and interest on various parcels totaling $3.7 million and bearing annual interest of 10%. Under the terms of the settlement agreement, we were required to make annual payments over either a five or ten year period, depending on the parcel. During the years ended December 31, 2014 and 2013, we made principal payments totaling $1.8 million and $0.7 million, respectively. The outstanding balance of the settlement obligation totaled $0.5 million and $2.3 million at December 31, 2014 and 2013, respectively. Subsequent to December 31, 2014, we paid the remaining principal balance of this obligation.

Under the terms of a settlement agreement in 2010, we executed two promissory notes for certain golf club membership interests, relating to certain residential lots we owned, totaling $5.2 million. The notes were secured by the security interest on the related residential lots, were non-interest bearing and matured on December 31, 2012. Due to the non-interest bearing nature of the loans, in accordance with applicable accounting guidance, we imputed interest on the notes at our then-incremental borrowing rate of 12% per annum and recorded the notes net of the discount. The discount was amortized to interest expense over the term of the notes and was fully amortized as of December 31, 2012. During 2012, we strategically defaulted on the terms of an agreement related to the loan, which resulted in an acceleration of the maturity date of such debt. During 2012, we made no principal payments under the notes but continued to accrue interest at the default rate of 10% per annum. The lender filed a notice of delinquency and a notice of trustee sale was scheduled for June 2012. The subsidiary that owned these assets was placed into bankruptcy which stayed the trustee sale. During 2013, the bankruptcy court rejected our proposed plan of reorganization and lifted the stay on the trustee sale, which we appealed. During the year ended December 31, 2014, the Company reached an agreement with the lender whereby the Company withdrew its appeal and bankruptcy filing to allow the completion of the trustee sale, in exchange for release from any further potential liability. Immediately prior to the trustee sale in September 2014 and as of December 31, 2013, the net principal balance of the notes payable was $5.2 million and default interest reflected in accrued interest payable totaled $1.5 million and $1.1 million, respectively. The notes were secured by certain REO assets that had a carrying value of approximately $4.8 million. At the time of the trustee sale, the carrying value of these assets was less than the collective balance of the loan, accrued interest and various accrued liabilities and fees. As a result of our agreement with the lender, when the lender took title to those assets at the trustee sale, the carrying value of those assets, net of the debt obligation, accrued interest and other liabilities was charged to operations as a gain on disposal of assets in the amount of $3.3 million since that liability was legally defeased by such action.

Special Assessment Obligations

As of December 31, 2014 and 2013, we recorded obligations arising from our allocated share of certain community facilities district special revenue bonds and special assessments of $5.0 million and $5.3 million, respectively. These obligations are described below.

One of the special assessment obligations had an outstanding balance of $3.3 million and $3.5 million as of December 31, 2014 and 2013, respectively, and has an amortization period that extends through April 30, 2030, with an annual interest rate ranging from 5% to 6%. The special assessment obligation is secured by certain real estate held for sale consisting of 171 acres of unentitled land located in Buckeye, Arizona which has a carrying value of approximately $4.9 million at December 31, 2014. During the years ended December 31, 2014 and 2013, we made principal payments totaling $0.1 million and $0.8 million, respectively.

The other special assessment obligations are comprised of a series of special assessments that collectively had an outstanding balance of approximately $1.6 million and $1.9 million as of December 31, 2014 and 2013, respectively. The special assessment obligations have amortization periods that extend through 2022, with annual interest rates ranging from 6% to 7.5%. The special assessment obligations are secured by certain real estate held for development consisting of 13 acres of unentitled land located in Dakota County, Minnesota which has a carrying value of approximately $8.2 million at December 31, 2014. Such real estate assets are owned by a wholly-owned subsidiary of the Company. During the years ended December 31, 2014 and 2013, we made principal repayments totaling $0.2 million and $0.3 million, respectively.

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

Note Payable to Related Party

On December 31, 2014, the Company entered into a loan agreement with SRE Monarch for a non-revolving credit SRE Facility in an amount not to exceed $5.0 million and, on December 31, 2014, pursuant to the SRE Note, the Company drew down the full amount of the SRE Facility. The Company used the proceeds under the SRE Facility to make a scheduled payment under the Modified Loan. SRE Monarch is a related party of Seth Singerman, one of the Company’s directors and an affiliate of one of our preferred equity holders.

The SRE Note is unsecured but is guaranteed by the Company. The SRE Note matures on the 91st day after full repayment of the Modified Loan, which was repaid on January 23, 2015, resulting in a maturity date of the SRE Note of April 24, 2015. All advanced amounts under the SRE Facility, including accrued interest and outstanding fees, are payable on the maturity date. The SRE Note bears interest at a per annum base rate of 16%, and is subject to increase in the event the SRE Note is not repaid in full on or prior to October 22, 2015. The Company paid a structuring fee of $0.1 million and agreed to pay a facility exit fee computed at $0.3 million and certain other potential customary fees, costs and expenses in connection with the SRE Facility. The Company expects to fully satisfy its obligations under the SRE Facility with the proceeds from a refinancing of the Modified Loan that closed subsequent to December 31, 2014.

See "Note 7 – Debt, Notes Payable, and Special Assessment Obligations” in the accompanying consolidated financial statements for further information regarding notes payable activity.

Subsequent Debt Issuance

Subsequent to December 31, 2014, the Company, through various of its subsidiaries, entered into a series of loan agreements, promissory notes and related agreements with Calmwater Capital 3, LLC (“Calmwater”) for loans in the aggregate principal amount of $78.8 million for the purposes of refinancing the Company’s remaining $36.0 million senior secured loan with NW Capital and a $24.8 million loan from First Credit Bank to two of the Company’s affiliates, as well as to provide working capital for certain development activities and operational costs.

The Company has set aside $4.0 million of the loan proceeds to fund the remaining balance of its $11.8 million equity commitment for the construction of the Apple Valley Project. In addition, the Company will utilize $2.0 million of the loan proceeds to complete a $6.0 million capital improvement program at the Company’s hotel properties and restaurant located in Sedona, which is expected to begin in May 2015. An additional $5.0 million of the loan proceeds will be used to retire the loan from SRE Monarch on its maturity date. The balance of the loan proceeds are expected to be used for certain fees, reserves, and working capital.

The general terms of the respective loans are as follows:

•
The first loan is a $50.0 million non-recourse loan secured by first liens on the Company’s two operating hotel properties and restaurant located in Sedona, Arizona (“the Sedona Loan”).The Sedona Loan requires interest only payments beginning on March 1, 2015 and bears annual interest at a base equal to the sum of: (i) the greater of (A) 0.50% per annum or (B) LIBOR (as defined) plus (ii) 6.75% per annum In connection with the Sedona Loan, the Company entered into an interest rate cap agreement for the initial two-year term of the loan with a LIBOR-based strike rate. The Sedona Loan has a maturity date of February 1, 2018 with an option by the Company to extend the maturity date for two consecutive 12-month periods, provided that there are no outstanding events of default, the Company obtains an extended interest rate cap agreement and the Company complies with the other applicable terms set forth in the loan agreement including the payment of an extension fee of $0.5 million. The Sedona Loan is subject to a non-recourse carve-out guaranty by the Company which also includes a guarantee of completion of certain capital improvements at the Company’s hotel properties.

The Sedona Loan contains customary affirmative and negative covenants and requires the Company to fund customary annual interest, tax, and insurance reserve accounts, each of which are pledged as additional collateral for the Sedona Loan. Additional reserves are required as it relates to the collateral properties’ capital improvement program scheduled to begin in May 2015. The Sedona Loan also contains customary events of default, the occurrence of which could result in the acceleration of the obligations under the loan and, under certain circumstances, the application of a default interest rate during the existence of an event of default at a rate equal 5.0% in excess of the note rate. The Company is permitted to make optional prepayments at any time, subject to a yield maintenance prepayment fee if the prepayment is made prior to February 1, 2016 and a .50% prepayment premium if paid prior to February 1, 2017, and other conditions set forth in the loan agreement. Thereafter, the Company may prepay the Sedona Loan in full or in part without yield maintenance fees or prepayment premium costs.

•
The second loan is a $24.4 million non-recourse loan (“Asset Loan 1”) secured by a) first liens on certain operating and non-operating real estate assets owned by affiliates of the Company, b) pledges by certain Company affiliates of their interests in certain mortgage loan documents evidencing payment obligations owed to such affiliates and c) the Company’s membership interest in IMH Gabella. Asset Loan 1 requires interest only payments beginning on March 1, 2015 and bears annual interest at a base equal to the sum of: (i) the greater of (A) 0.50% per annum or (B) LIBOR (as defined) plus (ii) 8.5% per annum. Asset Loan 1 has a maturity date of February 1, 2017, with an option by the Company to extend the maturity date for one 12-month period, provided that there are no outstanding events of default and the Company complies with the other applicable terms set forth in the loan agreement, including the payment of an extension fee of 1% of the outstanding principal balance. Asset Loan 1 is subject to a non-recourse carve-out guaranty by the Company which also includes a guarantee of completion of certain entitlement work at a property located in Buckeye, Arizona.

Asset Loan 1 contains customary affirmative and negative covenants and requires the Company to fund certain customary annual tax and insurance reserve accounts, each of which are pledged as additional collateral for Asset Loan 1. Asset Loan 1 also contains customary events of default, the occurrence of which could result in the acceleration of the obligations under the loan and, under certain circumstances, the application of a default interest rate during the existence of an event of default at a rate equal 5.0% in excess of the note rate. The Company is permitted to make optional prepayments at any time, subject to a yield maintenance prepayment premium if the prepayment is made prior to November 1, 2015 and other conditions set forth in the loan agreement. Thereafter, the Company may prepay Asset Loan 1 in full or in part without any yield maintenance fees or prepayment premium costs.

Asset Loan 1 contains a schedule of release prices for each of the Company assets securing the loan which must be paid to Calmwater as a condition to releasing each such asset as collateral for the loan. Asset Loan 1 also provides that during the period through and including November 1, 2015, if the Company causes the sale of any asset which secures Asset Loan 1, a portion of the proceeds of such sale equal to the applicable release price shall be deposited into a Company custodial account; provided, however that in the event Calmwater thereafter approves replacement collateral proposed by the Company, and such proceeds may be re-borrowed by the Company in exchange for a pledge of such replacement collateral to Calmwater. If Calmwater does not approve such replacement collateral or if the Company elects not to propose replacement collateral, the amount in such custodial account may be used only as a payment toward the outstanding amounts due on Asset Loan 1.

•
The third loan is a $4.4 million non-recourse loan (“Asset Loan 2”) secured by a) first liens on certain operating and non-operating real estate assets owned by affiliates of the Company and b) pledges by certain Company affiliates of their interests in certain mortgage loan documents evidencing payment obligations owed to such affiliates. Asset Loan 2 requires interest only payments beginning on March 1, 2015 and bears annual interest at a base equal to the sum of: (i) the greater of (A) 0.50% per annum or (B) LIBOR (as defined) plus (ii) 8.5% per annum. Asset Loan 2 has a maturity date of February 1, 2017 with an option by the Company to extend the maturity date for one 12-month period provided that there is no outstanding events of default, and the Company complies with the other applicable terms in the loan agreement, including the payment of an extension fee of 1% of the outstanding principal balance. Asset Loan 2 is subject to a non-recourse carve-out guarantee by the Company, which also includes a guarantee by the Company of completion of certain entitlement work at certain properties located in Minnesota and Arizona, and a guarantee of completion of certain construction defect remediation at a property located in Albuquerque, New Mexico.

Asset Loan 2 contains customary affirmative and negative covenants and requires the Company to fund certain customary annual tax and insurance reserve accounts, each of which are pledged as additional collateral for Asset Loan 2. Asset Loan 2 also contains customary events of default, the occurrence of which could result in the acceleration of the obligations under the loan and, under certain circumstances, the application of a default interest rate during the existence of an event of default at a rate equal 5.0% in excess of the note rate. The Company is permitted to make optional prepayments at any time, subject to a yield maintenance prepayment premium if the prepayment is made prior to November 1, 2015 and other conditions set forth in the loan agreement. Thereafter, the Company may prepay Asset Loan 2 in full or in part without any yield maintenance fees or prepayment premium costs.

Asset Loan 2 contains a schedule of release prices for each of the Company assets securing the loan which must be paid to Calmwater as a condition to releasing each such asset as collateral for the loan. Asset Loan 2 also provides that during the period through and including November 1, 2015, if the Company causes the sale of any asset which secures Asset Loan 2, a portion of the proceeds of such sale equal to the applicable release price shall be deposited into a Company custodial account; provided, however that in the event Calmwater thereafter approves replacement collateral proposed by the Company, and such proceeds may be re-borrowed by the Company in exchange for a pledge of such replacement collateral to Calmwater. If Calmwater does not approve such replacement collateral or if the Company elects not to propose replacement collateral, the amount in such custodial account may be used only as a payment toward the outstanding amounts due on Asset Loan 2.

Other Potential Borrowings and Borrowing Limitations

Our investment policy, the assets in our portfolio and the decision to utilize leverage are periodically reviewed by our board of directors as part of their oversight of our operations. We may employ leverage, to the extent available and permitted, through borrowings to finance our assets or operations, to fund the origination and acquisition of our target assets and to increase potential returns to our shareholders. Although we are not required to maintain any particular leverage ratio, the amount of leverage we will deploy for particular target assets will depend upon our assessment of a variety of factors, which may include the anticipated liquidity and price volatility of the target assets in our portfolio, the potential for losses and extension risk in our portfolio, the gap between the duration of our assets and liabilities, including hedges, the availability and cost of financing the assets, our opinion of the creditworthiness of our financing counterparties, the health of the U.S. economy and commercial mortgage markets, our outlook for the level, slope, and volatility of interest rates, the credit quality of our target assets, the collateral underlying our target assets, and our outlook for asset spreads relative to the LIBOR curve. Our charter and bylaws do not limit the amount of indebtedness we can incur, and our board of directors has discretion to deviate from or change our indebtedness policy at any time. We intend to use leverage for the sole purpose of financing our portfolio and not for the purpose of speculating on changes in interest rates.

Under the NW Capital loan agreement and the Certificate of Designation for Series A Preferred Stock, we were subject to numerous borrowing restrictions. We were not permitted to sell, convey, mortgage, grant, bargain, encumber, pledge, assign or transfer any interest in any REO or loan collateral, whether voluntarily or involuntarily, without the prior written consent of NW Capital. Moreover, we were not allowed to create, incur, assume or permit to exist any lien on any REO or loan collateral, except for permitted encumbrances or liens, and other than the loan and certain permitted borrowings at the time of closing of the NW Capital loan, we were unable to incur any other debt, except for anticipated rights offering and notes exchange debt, in each case without the prior written consent of NW Capital. However, with the payoff of the NW Capital loan, several of these restrictions were eliminated. Nevertheless, our new financing arrangements may include other restrictions that limit our ability to secure additional financing.

Similarly, under the Certificate of Designation for the Series B-1 preferred stock and the Series B-2 preferred stock, Juniper and Singerman may also together elect one "independent" director to our board of directors. Additionally, under the Certificate of Designation we may not undertake certain actions without the consent of the holders of at least 85% of the shares of Series B preferred stock outstanding, including entering into major contracts, entering into new lines of business, or selling REO assets other than within certain defined parameters. Further, certain actions, including breaching any of our material obligations to the holders of Series B preferred stock under the Certificate of Designation, could result in a default under the terms of the Series B preferred stock, which could allow the Series B preferred stockholders to require us to redeem the Series B preferred stock.

As a result of its substantial beneficial equity interest in us, Juniper and SRE each have considerable influence over our corporate affairs and day-to-day actions which makes it difficult or impossible to enter into certain transactions without the support of both Juniper and SRE.

Liquidity and Capital Resources

Financial Statement Presentation and Liquidity

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. We believe that our cash and cash equivalents and restricted cash coupled with the revenues generated by our operating properties, as well as proceeds that we anticipate from the disposition of our loans and real estate held for sale will allow us to fund current operations over the next 12 months. Due to unprecedented dislocations in the real estate and capital markets that occurred beginning in late 2008 through 2010, we experienced a significant number of defaults, non-performing loans and subsequent acquisitions of operating and non-operating REO assets acquired through foreclosure, which resulted in a substantial reduction in our historical cash flows from mortgage loan activity. We have since taken a number of measures to provide liquidity through alternative means, including foreclosing on certain operating properties, securing financing from various lenders, engaging in efforts to sell whole loans and participate interests in our loans, and actively marketing for sale a number of our real estate assets held for sale. We believe that these efforts have and will continue to address our liquidity needs until we generate sufficient liquidity to fully implement our investment strategy and generate income producing assets.

In addition, our borrowings have allowed us the time and resources necessary to meet liquidity requirements, to dispose of assets in a reasonable manner and on terms that we believe are more favorable to us, and to help us develop our investment strategy. Still, the slow recovery of the economy and real estate and credit markets continues to present a challenging environment in which to operate. As a result, while we have been successful in securing financing to provide adequate funding for working capital purposes and have generated liquidity through asset sales and mortgage receivable collections, there is no assurance that we will be successful in selling our remaining real estate assets at prices we seek in a timely manner or in obtaining additional financing, if needed, to sufficiently fund future operations or to implement our investment strategy.

The information in the following paragraphs constitutes forward-looking information and is subject to a number of risks and uncertainties, including those set forth under the heading entitled “Risk Factors,” which may cause our sources and requirements for liquidity to differ from these estimates. To the extent that the net proceeds from the sources of liquidity reflected in foregoing table are not realized in the amount or time-frame anticipated, the shortfall would reduce the timing and amount of our ability to undertake and consummate the discretionary acquisition of target assets by a corresponding amount.

Requirements for Liquidity

We require liquidity and capital resources for costs, expenses and general working capital needs, including maintenance, development costs and capital expenditures for our operating properties and non-operating REO assets, professional fees, general and administrative operating costs, loan enforcement costs, costs on borrowings, litigation settlement and related costs, debt service payments on borrowings, dividends or distributions to shareholders, other costs and expenses, as well as to acquire our target assets. For 2015, we expect to require $34.2 million to fund known operating uses of cash, $30.5 million to fund known investing uses of cash and $110.3 million of known financing uses of cash. To the extent there is a shortfall in the proceeds to fund these items, we would likely scale back projected investing activity costs, sell certain assets below our current asking prices, and/or seek possible additional financing. To the extent that we have excess liquidity at our disposal, we expect to fund a portion of such proceeds for new investments in our target assets. However, the extent and amount of such investment is contingent on numerous factors outside of our control.

In the future, we also may require liquidity:

•	if we choose, following an initial public offering, to redeem up to 838,448 shares of our Class C common stock and/or

•	if we are obligated to pay a one-time special dividend in respect of our Class B common stock.

Our 2015 projected cash requirements are described in further detail below.

 Operating Properties Direct Expenses

We require liquidity to pay costs and fees to own and operate our operating properties, which as of December 31, 2014, consisted of 1) a commercial office building acquired through foreclosure in fiscal 2009 (but it held for sale as of December 31, 2014), 2) a golf course operation acquired through foreclosure in March 2012, and 3) two operating hotels acquired through deed in lieu of foreclosure in May 2013. We anticipate total direct expenses for our operating properties to be $21.6 million for the year ending December 31, 2015, a decrease from $22.5 million for the year ended December 31, 2014.

Debt Service Payments

We require liquidity to pay principal and interest on our borrowings, notes payable, special assessment/CFD obligations, capital lease obligations and other long-term obligations. During the year ended December 31, 2014, we repaid loan principal totaling $32.2 million. In addition, during the year ended December 31, 2014, we incurred interest expense on related indebtedness of $17.0 million, while cash paid for interest totaled $13.4 million.

In 2015, we expect to repay loan principal in the amount of $98.6 million as a result of replacement financing we secured subsequent to December 31, 2014. In addition, we expect to incur interest expense of approximately $8.2 million during 2015, but pay interest of $9.6 million in cash of which $0.1 million will be capitalized in connection with the 196 unit multi-family residential housing development. The reduction in projected interest expenses is a direct result of our refinancing efforts and lowering our overall cost of capital. In addition, we expect to pay $0.1 million in capital lease obligations.

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

Asset Management Carrying Costs, Maintenance and Development Costs for Non-Operating Real Estate Owned

We require liquidity to pay costs and fees to preserve, protect and/or develop our real estate held for sale and development. Excluding our operating properties, based on our existing REO assets and anticipated dispositions, we expect to incur approximately $1.0 million annually relating to the on-going operations and maintenance of such assets in 2015, a decrease from $6.8 million in 2014. The projected decrease in 2015 relates to the anticipated sale of various REO held for sale. However, the nature and extent of future costs for such properties depends on the timing of anticipated sales and the number of additional foreclosures and other factors.

We also expect to incur capital expenditures in the amount of $30.6 million in 2015 in connection with development and other capital improvement projects that we have committed to and have secured financing for, as well as other fixed asset purchases. These projects include the Gabella development and a major renovation at the Sedona hotel properties, both of which are expected to be completed in early 2016.

General and Administrative Operating Costs

We require liquidity to pay various general and administrative costs including compensation and benefits, rent, insurance, utilities and other related costs of operations. For the year ending December 31, 2015, we anticipate annual general and administrative expenses to approximate $8.2 million, or $0.7 million per month, a slight decrease from $8.4 million in 2014. The anticipated decrease relates to our projected decrease in the variable components of such expenses of our business and investment activities.

Professional Fees

We expect professional fees to decrease substantially in 2015 to approximately $3.4 million, down from $7.9 million in 2014, as we wind down enforcement activities.

Accounts Payable and Accrued Taxes

As of December 31, 2014, our consolidated balance sheets include $6.1 million of unpaid accounts payable and accrued expenses, and $0.8 million of accrued property taxes for our real estate owned. We anticipate that our accounts payable and accrued expenses will remain relatively consistent during 2015. We paid down a significant portion of our past due property taxes in 2014 and 2013 to current balances.

Loan Fundings and Investments

We require adequate liquidity to acquire our target assets and fund mortgage loans. We anticipate that our existing cash and restricted cash, coupled with revenues generated from our operating properties and proceeds generated from the disposition of REO assets held for sale, will exceed the projected cash needs for the payment of operating expenses, debt service payments and other projected capitalized costs. This excess cash may be available for investment in our target assets at the discretion of our board of directors. Although we anticipate acquiring a certain level of our target assets over the next 12 months, our ability to reasonably estimate the amount of such investment is dependent on multiple factors that are outside of our control including, but not limited to, the timing and our ability to generate adequate liquidity from the sale of assets, the timing and our ability to identify, underwrite and fund new investments, and other factors. As a result, we are unable to reasonably estimate the amount of new investments that we may acquire in 2015.

Dividends and Other Distributions

Aside from required preferred dividends, all common distributions are made at the discretion of our board of directors and will depend on our earnings, our financial condition and other such factors. Dividends payable in cash to Preferred Shareholders are expected to total $2.1 million in 2015.

Sources of Liquidity

We expect our primary sources of liquidity over the next twelve months to consist of our current cash and restricted cash balances, revenues from operating properties, proceeds from borrowings, and proceeds from the disposition of our existing loan and REO assets held for sale. For 2015, we expect to generate $34.9 million from known operating sources of cash, $7.5 million from known investing sources of cash and $110.3 million from known financing sources of cash. In addition to these known sources, we expect to generate substantial cash from the sale of our assets held for sale which we are aggressively marketing for sale, as well as some level of proceeds from our guarantor enforcement activities. However, the extent and amount of proceeds from these sources is contingent on numerous factors outside of our control.

Accordingly, the disposition of these assets may not be realized as anticipated. We expect to redeploy these proceeds to acquire our target assets, which will generate periodic liquidity from cash flows from dispositions of these assets through sales and interest income. In addition to our current unrestricted and restricted cash balances, revenues from operating properties, and proceeds from the disposition of our existing portfolio of loans and REO assets held for sale, we may address our liquidity needs by periodically accessing the capital markets, lines of credit and credit facilities or pursuing other available alternatives which may become available to us, subject to the restrictions provided under current loan agreements. If we are unable to achieve our projected sources of liquidity from the sources anticipated above, we would unlikely be able to purchase the desired level of target assets and it is unlikely that we would be able to achieve our investment income projections.

Our 2015 projected cash sources are described in further detail below.

Cash and Cash Equivalents and Restricted Cash

At the end of 2014, our senior loan with NW Capital limited the amount of discretionary funds available to us to the following 90 days of budgeted operating cash. The balance of our cash was maintained in a collateral account for the benefit of NW Capital. Subsequent to December 31, 2014, we repaid the NW Capital loan in full which means the full amount of our cash, cash equivalents and restricted cash became available to us for use at our discretion. At December 31, 2014, we had cash and cash equivalents of $1.9 million and restricted cash of $2.6 million.

Sale of Loans and Real Estate Owned

At December 31, 2014, we had mortgage loans held for sale totaling $24.5 million and REO held for sale of $53.7 million which are reported at fair value. We are actively marketing our assets held for sale to prospective buyers. However, our ability to reasonably estimate the proceeds from asset sales is dependent on multiple factors that are outside our control including, but not limited to, real estate and credit market conditions, the actual timing of such sales and ultimate proceeds from the sale of assets, our ability to sell such assets at our asking prices or at prices in excess of the current carrying value of such real estate, and other factors. As a result, we are unable to reasonably estimate the amount of proceeds from asset sales that we will generate in 2015.

In our Annual Report on Form 10-K for the year ended December 31, 2013, our projections for sources of liquidity in 2014 included the potential sale of approximately $78.7 million of loans and REO assets, while our actual sales of loans and REO assets in 2014 generated approximately $54.4 million of liquidity based on net sales prices totaling $76.8 million (net of amounts financed). This difference did not arise from our inability to sell additional assets. Rather, we continued to evaluate our options with respect to our legacy assets and elected to await further improvement in the market for the sale of such assets. Similarly, in 2015, to the extent that other sources of liquidity become available to us, we may again elect to postpone the sales of assets if we believe it would be advantageous to the Company. To the extent that we do not sell the full amount of loans and REO assets and do not replace the projected liquidity with other sources, we will have less money to invest in our target assets and may not meet our projections for generating investment income.

Revenues from Operating Properties

As noted above, as of December 31, 2014, our operating properties consisted of 1) a commercial office building acquired through foreclosure in fiscal 2009 for which we collect rents and related income; until the property was classification was transferred to held for sale in late-2014, 2) a golf course operation acquired through foreclosure in March 2012, and 3) two operating hotels acquired through deed in lieu of foreclosure in May 2013.

During the year ended December 31, 2014, operating revenues from rental income was $1.7 million, an increase from $1.5 million in 2013. We expect to sell this asset in the second quarter of 2015 and, as a result, realize reduced rental income in 2015.

During the year ended December 31, 2014, we recorded golf and related operations revenues of $2.9 million, an increase from $2.5 million in 2013. We have undertaken various marketing efforts during 2014 to increase the level of golf rounds played, spa services rendered and related food and beverage activities, the benefits of which we expect to continue to experience in fiscal 2015.

During the year ended December 31, 2014, we recorded hotel and related operations recorded revenues of $22.7 million, an increase from $13.1 million in 2013 (represents approximately 6.5 months of activity). We have undertaken marketing efforts in 2014 to increase average occupancy and average daily rate, as well as spa services rendered and related food and beverage activities and the results have begun to be realized. In addition, we anticipate an increase in period over period revenues in fiscal 2015 resulting from operating efficiencies and our marketing efforts.

Based on the above discussion, we anticipate that revenues from operating properties will increase to $27.5 million in 2015.

Mortgage Payments

The repayment of a mortgage loan creates liquidity. During the year ended December 31, 2014, we received loan principal payments totaling $5.8 million, a decrease from $8.6 million in 2013. We project that we will collect $7.5 million in principal payments from existing borrowers in 2015.

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

During the year ended December 31, 2014, we generated mortgage income of $2.4 million, an increase from $0.8 million in 2013. The limited amount of mortgage income over these periods is reflective of the defaults and non-accrual nature of substantially all of our legacy mortgage loans, the majority of which have since been foreclosed upon. While the total loan portfolio principal outstanding was $40.1 million at December 31, 2014, the loan balances for our three performing loans totaled $21.7 million with a weighted average interest rate of 8.2%.

Aside from the anticipated 2015 mortgage income from our existing loans of $1.1 million, our ability to reasonably estimate mortgage and investment income is dependent on multiple factors that are not within our control including, but not limited to, the timing and our ability to generate adequate liquidity from the sale of assets, the timing and our ability to identify, underwrite and fund new investments, the negotiate yield on such investments, and other factors. As a result, we are unable to reasonably estimate the amount of mortgage and other investment income that we will generate in 2015.

Proceeds from Debt Issuance

During the year ended December 31, 2014, we secured or assumed various financings in connection with asset purchases, several of which were short-term in nature and which were repaid or otherwise terminated. We also issued notes payable under the Exchange Offering and Rights Offering required under the class settlement, although proceeds from these issues were minimal. In December 2014, we secured a $5 million loan from SRE Monarch which was used for a scheduled paydown under the NW Capital loan. Finally, we secured construction financing in connection with the Apple Valley Project, although no proceeds were drawn under this facility in 2014. We expect to draw $20.0 million in 2015 in connection with the development.

Subsequent to December 31, 2014, the Company, through various of its subsidiaries, entered into a series of loan agreements, promissory notes and related agreements with Calmwater Capital 3, LLC (“Calmwater”) for loans in the aggregate principal amount of $78.8 million for the purposes of refinancing the Company’s $36.0 million senior secured loan with NW Capital and a $24.8 million loan from First Credit Bank to two of the Company’s affiliates, as well as to provide working capital for certain development activities and operational costs.

Proceeds from Guarantor Recoveries

We aggressively pursue enforcement action against borrowers and the related guarantors who have defaulted on their obligations to us. During the year ended December 31, 2014, we recorded recoveries of cash and other assets from guarantors of $4.6 million, an increase from $1.5 million in 2013. Despite our ongoing enforcement and due diligence activities, our ability to reasonably estimate guarantor recovery income is dependent on multiple factors that are outside of our control including, but not limited to, the timing and our ability to obtain court approved judgments in our favor, the determination of whether the guarantor has sufficient assets to satisfy any or all of any judgments (if received), the value, timing and our ability to secure collection of any assets, and other factors. As a result, we are unable to reasonably estimate the amount of guarantor recovery income that we will generate in 2015.

Equity Issuances

We do not anticipate any proceeds from the issuance of any equity capital in the next 12 months.

Cash Flows for the years ended December 31, 2014, 2013, and 2012

Cash Used In Operating Activities.

Cash used in operating activities was $18.1 million, $27.4 million and $22.1 million for the years ended December 31, 2014, 2013 and 2012, respectively. Cash provided by (used in) operating activities includes the cash generated from mortgage interest, rental income, hospitality income, and investment and other income, offset by amounts paid for operating expenses for operating properties, real estate owned, professional fees, general and administrative costs, interest on borrowings and litigation settlement, and related costs. The decrease in cash used in operating activities from 2013 to 2014 is primarily attributed to decreased outflows for operating property expenses, property taxes, accounts payables and interest costs than in 2013. The increase cash used in operating activities from 2012 to 2013 is primarily attributed increased outflows for operating property expenses, property taxes, accounts payables and interest costs.

Cash Provided By Investing Activities.

Net cash provided by investing activities was $53.3 million, $17.7 million and $20.7 million for the years ended December 31, 2014, 2013 and 2012, respectively. The increase in cash from investing activities from 2013 to 2014 is attributed primarily to higher proceeds from the disposal of assets, offset by lower proceeds from mortgage loan repayments and increases in capitalized REO costs and acquisition costs. The decrease in cash from investing activities from 2012 to 2013 is attributed to less proceeds from mortgage loan repayments and increases in capitalized REO costs and acquisition costs, offset by net proceeds received from the preferred equity investment. Proceeds received from the sale of REO assets totaled $54.4 million, $11.3 million and $11.8 million for the years ended December 31, 2014, 2013 and 2012, respectively. Mortgage loan collections totaled $5.8 million, $8.6 million and $12.5 million during the years ended December 31, 2014, 2013 and 2012, respectively. Additionally, the amount invested in real estate owned increased year over year totaling $6.8 million, $2.9 million and $1.4 million during the years ended December 31, 2014, 2013 and 2012, respectively. Lastly, in early 2013 we made a $15.0 million preferred equity investment in a joint venture which was sold in late 2013 for approximately $19.2 million.

Cash Provided By/(Used In) Financing Activities.

Net cash provided by (used in) financing activities was $(41.2) million, $14.5 million and $3.3 million for the years ended December 31, 2014, 2013 and 2012, respectively. The primary reason for the decrease in cash flows from financing activities from 2013 to 2014 is the repayments of various notes payable in excess of amounts raised during 2014, coupled with increases in dividends paid and purchases of treasury stock. The primary reason for the increase in cash flows from financing activities from 2012 to 2013 is the receipt of $10.0 million in proceeds from a secured borrowing. During the years ended December 31, 2014, 2013 and 2012, we raised $18.6 million from the issuance of preferred stock. During the years ended December 31, 2014, 2013 and 2012, we collected loan proceeds of $5.7 million, $10.2 million and zero, respectively, and repaid notes payable in the amount of $60 million, $2.7 million and $0.1 million, respectively. We also incurred debt issuance costs of $1.5 million, $1.1 million and $0.1 million for the years ended December 31, 2014, 2013 and 2012, respectively. Restricted cash decreased $3.2 million, $9.1 million and $5.2 million during the years ended December 31, 2014, 2013 and 2012, respectively. During the years ended December 31, 2014, 2013 and 2012, dividends payments totaled $0.9 million, $0.8 million and $1.7 million, respectively. We also purchased treasury stock in the amount of $2.6 million and $0.2 million during the years ended December 31, 2014 and 2013, respectively.

Contractual Obligations

In addition to our existing indebtedness described elsewhere in this Annual Report on Form 10-K, a summary of our significant outstanding contractual obligations that existed at December 31, 2014 follows:

Preferred Stock Requirements

During the year ended December 31, 2014, the Company issued 8.2 million shares of the Company’s newly-designated Series B-1 and B-2 Cumulative Convertible Preferred Stock (Series B Preferred Stock) to certain investor groups (collectively, the "Series B Investors") in exchange for $26.4 million (the "Preferred Investment"). Except for certain voting rights, the rights and obligations of the Series B-1 Preferred Stock and Series B-2 Preferred Stock are substantially the same.

In addition to various other rights and preferences of the preferred shareholders, the following provides a summary of certain financial obligations relating to the Series B Preferred Stock:

•
Dividends. Dividends on the Series B Preferred Stock are cumulative and accrue from the issue date and compound quarterly at the rate of 8% of the issue price per year, payable quarterly in arrears. Subject to certain dividend rights and restrictions, no dividend may be paid on any capital stock of the Company during any fiscal year unless all accrued dividends on the Series B Preferred Stock have been paid in full, except for dividends on shares of voting Common Stock. In the event that any dividends are declared with respect to the voting Common Stock or any junior ranking securities, the holders of the Series B Preferred Stock are entitled to receive as additional dividends the additional dividend amount. During year ended December 31, 2014, we paid Preferred Investment dividends of $0.9 million.

•
Redemption upon Demand. At any time after July 24, 2019, each holder of Series B Preferred Stock may require the Company to redeem, out of legally available funds, the shares of Series B Preferred Stock held by such holder at the a price (the “Redemption Price”) equal to the greater of (i) 150% of the sum of the original price per share of the Series B Preferred Stock plus all accrued and unpaid dividends or (ii) the sum of the tangible book value of the Company per share of voting Common Stock plus all accrued and unpaid dividends, as of the date of redemption. Based on the initial Preferred Investment of $26.4 million, the Redemption Price would presently be $39.6 million, resulting in a redemption premium of $13.2 million. In accordance with applicable accounting standards, we have elected to amortize the redemption premium using the effective interest method as an imputed dividend over the five year holding term of the preferred stock. During year ended December 31, 2014, we recorded amortization of the redemption premium of $0.9 million as a deemed dividend.

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

Juniper Capital Partners, LLC and JCP Realty

In June 2011, we entered into a consulting agreement with Juniper Capital Partners, LLC (“Juniper Capital”), an affiliate of NW Capital, pursuant to which we engaged Juniper Capital to perform a variety of consulting services to us. Juniper Capital’s services included: assisting us with certain with strategic and business development matters, advising us with respect to the formation, structuring, business planning and capitalization of various special purpose entities, and advising us with respect to leveraging our relationships to access market opportunities, as well as strategic partnering opportunities. The initial term of the consulting agreement was four years and was automatically renewable for three more years unless terminated. Annual consulting fees under this agreement was $0.2 million.

On July 24, 2014, the Company terminated its agreement with Juniper Capital and entered into a new consulting services agreement (the “Consulting Agreement”) with JCP Realty Advisors, LLC (“JCP”), an affiliate of Juniper Capital and one of the Series B Investors, pursuant to which JCP will perform various services for the Company, including, but not limited to, advising the Company with respect to identifying, structuring, and analyzing investment opportunities, including assisting the Company manage and liquidate assets, including non-performing assets. The initial term of the Consulting Agreement is three years and is automatically renewable for an additional two years unless notice of termination is provided.

Fees to JCP consist of an annual base consulting fee of $0.6 million (subject to possible upward adjustment based on annual review by our board of directors) during the term of the Consulting Agreement. In addition to the annual base consulting fee, JCP may be entitled to certain fees in connection with loans made by the Company or its affiliates to persons or opportunities arising through the efforts of JCP. JCP is also entitled to legacy fee payments derived from the disposition of certain assets held by the Company as of December 31, 2010, at an amount equal to 5.5% of the positive difference derived by subtracting (i) 110% of our December 31, 2010 valuation mark of that asset then owned by us from the (ii) the gross sales proceeds, if any, from sales of that asset (on a legacy asset by asset basis without any offset for losses realized on any individual asset sales).

Development Services Agreements

During the year ended December 31, 2012, we entered into two development services agreements with Titan, a third party developer, to manage the development of certain existing real estate we own. As described below, one of these agreements was terminated in January 2014. The other agreement, which was amended and extended in April 2014, relates to the Apple Valley Project. The estimated project development costs for Gabella, are expected to total $35.5 million. As described in note 7 in the accompanying consolidated financial statements, during the year ended December 31, 2014, we secured construction financing in the amount of $24.0 million and entered into a joint venture with an affiliate of Titan to commence construction. The construction loan agreement requires an equity contribution of $11.8 million including the value of the land. At December 31, 2014, the remaining required equity contribution totaled $4.0 million.

Under the development services agreements, the developer was entitled to predevelopment services fees not to exceed $0.2 million, a development services fee equal to 3.0% of the total project cost less an agreed-upon land basis, as well a post-development services fee. The amended development services agreement for the Apple Valley Project provides for an additional $160,000 of predevelopment fees to be paid. The post development services fee will consist of a profit participation upon sale of the Apple Valley Project ranging from 7% to 10% of the profit, depending the amount and timing of projects’ completion and sale. Alternatively, not earlier than 15 months following the achievement of 90% occupancy for the project, Titan may elect to cause us to buy out its interest in the project. If the developer makes such an election, the post development services fee will be based on the fair market value of the project at the time of the election. The agreement is in effect until the fifth anniversary of the substantial completion of the project, as defined. If we elect not to proceed with the project prior to our acceptance of the development authorization notice, the agreement is cancelable by us with 30 day notice by us, subject to full payment of the predevelopment services fee, a $0.5 million breakage fee, and any budgeted and approved costs incurred.

The anticipated timing of payment for these and other obligations as of December 31, 2014 is as follows (amounts in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Principal Payments for Long-Term Debt Obligations (1)	$78,991	$6,086	$30,264	$39,551	$3,090
Interest Payments (1)	12,937	4,035	6,904	991	1,007
Capital Lease (5)	3,081	130	241	236	2,474
Preferred Dividends (2)	9,766	2,140	4,285	3,341	—
Constructions/Development Commitments (6)	4,858	4,595	263	—	—
Operating Lease Obligations (3)	1,709	489	817	275	128
Consulting fee (4)	1,423	623	800	—	—
Total	$112,765	$18,098	$43,574	$44,394	$6,699

(1)
Includes principal and interest on outstanding debt balances as of December 31, 2014 and through the date of filing based upon the applicable interest rates and applicable due dates ranging between 2015 and 2030. Balances reflect the refinancing and payoff of NW Capital and certain other debt that occurred subsequent to December 31, 2014.

(2)
Reflects annual dividends of 8% on preferred shareholder equity of $26.4 million. While the preferred shareholders would be entitled to a 150% redemption premium, the foregoing table assumes that preferred shareholders will convert to common stock at the end of the five-year term.

(3)	Includes lease obligations for our office space and equipment based on current leasing arrangements for existing office space.

(4)	Reflects consulting fees payable to JCP Realty at an annual rate of $0.6 million, extended for 2 years if not terminated.

(5)
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

(6)
Construction/Development commitments includes the remaining $4.0 million equity funding commitment due under the construction loan, a development fee due in 16 equal monthly installments of $45,000, commencing October 2014 and18% Final development fee due upon the issuance of the appropriate certificate of occupancy.

Other than the aforementioned commitments, we had no other material contractual obligations as of December 31, 2014.

Off-Balance Sheet Arrangements

Upon the initial funding of loans, we historically established reserves for future interest payments which was deposited into a controlled disbursement account in the name of the borrower for our benefit. These accounts, which were held in the name of the borrowers, were not included in our consolidated balance sheets. As of December 31, 2014, there were no such amounts outstanding and we did not have any other off-balance sheet arrangements.

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

Revenue Recognition

Operating Property Revenue

Revenues for the hospitality and entertainment operations include hotel, spa, golf and related food and beverage operations. Hotel, spa and golf revenues are recognized as services are provided. Food and beverage revenue is derived from the sale of prepared food and beverage and select retail items and is recognized at the time of sale. Revenue derived from gift card sales is recognized at the time the gift card is redeemed. Until the redemption of gift cards occurs, the outstanding balances on such cards are included in accrued expenses in the accompanying consolidated balance sheets. In addition, advance deposits received from customers for hotel rooms or for event facility rentals are recorded as deferred revenue in customer deposits and funds held for others in the accompanying consolidated balance sheets, and are recognized as income at the time service is provided for the related deposit.

Rental income arising from operating leases is recognized on a straight-line basis over the life of the lease.

Investment Income
During the year ended December 31, 2013, we entered into a limited liability agreement to form a joint venture with unrelated parties for the purpose of acquiring a multi-family portfolio comprised of 14 apartment communities across six states, which was being managed by a third party, national firm, specializing in multi-family assets. Under the terms of the joint venture agreement, we were entitled to, among other things, a 15% annualized return on our preferred equity investment. In addition, we were further entitled to an exit fee equal to the greater of 4% of our original investment or 1.5% of the fair market value of the portfolio assets of the joint venture at the 2 year preferred equity redemption date. At the date of execution of the agreement, we estimated the fair market value of the underlying assets at the redemption date and computed the exit fee using an applicable discount rate.

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

Recovery of Credit Losses

We record recovery of credit losses upon one of two instances: 1) our fair value analysis indicates an increase of our assets held for sale (but not above our basis), or 2) when we collect recoveries against borrowers or guarantors of our loans. We generally pursue enforcement action against guarantors on defaulted loans and periodically receive legal judgments against such guarantors. Despite the receipt of such judgments, the guarantor may or may not have the financial resources to pay some or all of the judgment amount, or they may take other legal action to avoid payment to us, such as declaring bankruptcy. As a result, the collectibility of such amounts is generally not determinable, and as such, we do not record the effects of such judgments until when realization of the recovery is deemed probable and when all contingencies relating to recovery have been resolved, which is generally upon receipt. Upon receipt of such amounts, we recognize the income in recovery of credit losses in the accompanying consolidated statements of operations.

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

Fair Value

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Generally, for assets that are reported at fair value, the Company uses quoted market prices or valuation models to estimate their fair value. Fair value estimates are based upon certain market assumptions and pertinent information available to management. As of the dates of the balance sheets, the respective carrying value of all balance sheet financial instruments approximated their fair values. These financial instruments include cash and cash equivalents, restricted cash and cash equivalents, mortgage loans held for sale, other receivables, accounts payable, accrued interest, customer deposits and funds held for others, and notes payable. Fair values of cash equivalents are assumed to approximate carrying values because these instruments are short term in duration. Fair values of notes payable are assumed to approximate carrying values because the terms of such indebtedness are deemed to be at effective market rates and/or because of the short-term duration of such notes.

We perform an evaluation for impairment for all loans in default as of the applicable measurement date based on the fair value of the collateral if we determine that foreclosure is probable. We generally measure impairment based on the fair value of the underlying collateral of the loans in default because those loans are considered collateral dependent. Impairment is measured at the balance sheet date based on the then fair value of the collateral, less costs to sell, in relation to contractual amounts due under the terms of the loan. In the case of loans that are not deemed to be collateral dependent, we measure impairment based on the present value of expected future cash flows. In addition, we perform a similar evaluation for impairment for all real estate held for sale as of the applicable measurement date based on the fair value of the real estate.

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

In the case of collateral dependent loans or REO held for sale, the amount of any improvement in fair value attributable to the passage of time is recorded as a credit to (or recovery of) the provision for credit losses or impairment of REO with a corresponding reduction in the valuation allowance.

In connection with our assessment of fair value, we may utilize the services of one or more independent third-party valuation firms, other consultants or the Company's internal asset management department to provide a range of values for selected properties. With respect to such valuations received from third-party valuation firms, one of four valuation approaches, or a combination of such approaches, is used in determining the fair value of the underlying collateral of each loan or REO asset held for sale: the development approach, the income capitalization approach, the sales comparison approach and the cost approach. The valuation approach taken depends on several factors including the type of property, the current status of entitlements and level of development (horizontal or vertical improvements) of the respective project, the likelihood of a bulk sale as opposed to individual unit sales, whether the property is currently or nearly ready to produce income, the current sales price of property in relation to cost of development and the availability and reliability of market participant data. In a declining market, except in limited circumstances, the valuation approach taken has shifted from primarily a development approach to a comparable sales approach.

We generally select a fair value within a determinable range as provided by our valuation team, unless we or the borrower have received a bona fide written third-party offer on a specific loan's underlying collateral, or REO asset. In determining a single best estimate of value from the range provided, we consider the macro and micro economic data provided by the third-party valuation specialists, supplemented by management’s knowledge of the specific property condition and development status, borrower status, level of interest by market participants, local economic conditions, and related factors.

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

When a loan is foreclosed and transferred to REO status, an assessment of the most current valuation is made and updated as necessary, and the asset is transferred to the applicable REO classification at its then current fair value, less estimated costs to sell.

In addition, we record the related liabilities of the REO assumed in the foreclosure, such as outstanding property taxes or special assessment obligations. Our REO assets are classified as either held for development, operating (i.e., a long-lived asset) or held for sale.

A loan charged off is recorded as a charge to the valuation allowance at the time of foreclosure in connection with the transfer of the underlying collateral to REO status. The amount of the loan charge off is equal to the difference between a) the contractual amounts due under the loan plus related liabilities assumed, and b) the fair value of the collateral acquired through foreclosure, net of selling costs. At the time of foreclosure, the carrying value of the loan plus related liabilities assumed less the related valuation allowance is compared with the estimated fair value, less costs to sell, on the foreclosure date and the difference, if any, is included in the provision for credit losses (recovery) in the statement of operations. The valuation allowance is netted against the gross carrying value of the loan, and the net balance is recorded as the new basis in the REO assets. Once in REO status, the asset is evaluated for impairment based on accounting criteria for long-lived assets or on a fair value, as appropriate basis.

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

Loans Held for Sale

Except in limited circumstances, our mortgage loans are collateralized by first deeds of trust (mortgages) on real property and generally include a personal guarantee by the principals of the borrower and, often times, the loans are secured by additional collateral. Loans that we intend to sell, subsequent to origination or acquisition, are classified as loans held for sale, net of any applicable valuation allowance. Loans classified as held for sale are generally subject to a specific marketing strategy or a plan of sale. Loans held for sale are accounted for at the lower of cost or fair value on an individual basis. Direct costs related to selling such loans are deferred until the related loans are sold and are included in the determination of the gains or losses upon sale. Valuation adjustments related to loans held for sale are reported net of related principal and interest receivable in the consolidated balance sheets and are included in the provision for (recovery of) credit losses in the consolidated statements of operations.

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

Real Estate Held for Development or Sale

Real estate held for development or held for sale consists primarily of assets that have been acquired in satisfaction of a loan receivable, such as in the case of foreclosure. When a loan is foreclosed upon and transferred to REO status, an assessment of the fair value is made, and the asset is transferred to real estate held for development or held for sale at this amount less estimated costs to sell. We typically obtain a fair value report on REO assets within 90 days of the date of foreclosure of the related loan. Valuation adjustments required at the date of transfer are charged off against the valuation allowance.

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

Upon sale of REO assets, any difference between the net carrying value and net sales proceeds is charged or credited to operating results in the period of sale as a gain or loss on disposal of assets, assuming certain revenue recognition criteria are met. See revenue recognition policy above.

Operating Properties Acquired Through Foreclosure

Operating properties acquired through foreclosure consist of certain operating assets acquired through foreclosure that the Company has elected to hold for on-going operations. At December 31, 2014, operating properties consisted of two operating hotels and spa located in Sedona, Arizona, and an 18-hole golf course and clubhouse in Bullhead City, Arizona. During the year ended December 31, 2014, the Company undertook a plan to dispose of our partially leased medical office building located in Houston, Texas, which had been classified in operating properties at December 31, 2013. Accordingly, the related operating assets have been transferred out of operating properties and classified as held for sale in the accompanying consolidated balance sheet as of December 31, 2014.

Redeemable Convertible Preferred Stock

During the year ended December 31, 2014, the Company issued redeemable convertible preferred stock. The preferred stock is convertible into common stock on a one-to-one basis, and is redeemable five years from the issuance date at the option of the holder for a redemption price of 150% of the original purchase price of the preferred stock. The preferred stock is reported in the mezzanine equity section of the accompanying consolidated balance sheets. Since the preferred stock does not have a mandatory redemption date (rather it is at the option of the holder), under applicable accounting guidance, the Company elected to amortize the redemption premium over the five year redemption period using the effective interest method and recording this as a deemed dividend, rather than recording the entire accretion of the redemption premium as a deemed dividend upon issuance of the preferred stock. The Company is required to assess whether the preferred stock is redeemable at each reporting period.

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

As a result of the economic decline and market disruptions in starting in late 2008 and through much of 2011, there were severe restrictions on the availability of financing in general. While we have been able to meet all of our liquidity needs to date, there remains concerns about the availability of financing generally, and specifically about the availability of permanent take-out financing for our borrowers. The decline of the economy and real estate and credit markets during these periods resulted in the default of substantially all of our legacy loan portfolio and the subsequent foreclosure and acquisition of the underlying collateral. We have proactively pursued enforcement against our borrowers and guarantors leading to foreclosure of the majority loans in default to allow us to dispose of REO assets, which in most cases are non-income producing assets. While have sold a portion of such legacy REO assets to date, and we intend to continue to dispose of a majority of remaining our real estate assets over the next 12 to 24 months, the timing and amount received from the ultimate disposition of those assets cannot be determined with certainty until a longer term recovery is sustained and real estate prices stabilize.

Our assets consist primarily of short to intermediate-term commercial mortgages, operating properties acquired through foreclosure, real estate held for development or sale, other receivables and cash, cash equivalents and restricted cash. As of December 31, 2014, our loan portfolio consisted of 9 first mortgage loans with a carrying value of $24.5 million. In comparison, as of December 31, 2013, our loan portfolio consisted of 7 first mortgage loans with a carrying value of $12.5 million. The principal balance on our aggregate investment in mortgage loans was $39.7 million and $30.2 million at December 31, 2014 and 2013, respectively (before the $15.6 million and $18.2 million valuation allowance, respectively). Our loans historically have had original maturities between six and 18 months. At December 31, 2014, the weighted average remaining scheduled term of our outstanding loans was 14.5 months (excluding loans past their scheduled maturity at December 31, 2014), with 68.5% of the loans at fixed interest rates and 31.5% of our loans at variable interest rates. However, it is management’s intention to actively market and sell such loans or foreclose on or otherwise dispose of the underlying collateral. At December 31, 2014, the weighted average rate on our fixed rate portfolio was 9.0% per annum and was 12.0% per annum on our variable rate portfolio tied to the Prime interest rate. The weighted average interest rate on all of our loans was 10.0% per annum at December 31, 2014.

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

At December 31, 2014, 31.5% of our portfolio consisted of variable rate loans with a weighted average interest rate of 12.0% per annum, all of which are indexed to the Prime rate. Each outstanding variable rate loan had an interest rate floor and no interest rate ceiling. Accordingly, if the Prime rate was to increase during the life of these loans, and the loans were performing, interest rates on all of these loans would adjust upward. Conversely, if the Prime rate were to decrease, the interest rate on any particular loan would not decline below the applicable floor rate, which is typically the original interest rate at the time of origination.

With respect to our indebtedness at December 31, 2014, substantially all such debt consisted of fixed rate debt, with the exception of our construction loan for our Apple Valley project which bears annual interest of LIBOR plus 3.75%, with a floor of 4.25%. However, since there were no construction draws made against this loan as of December 31, 2014, there is no impact on future interest based on the outstanding balance as of December 31, 2014.

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

Real Estate Risk

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

Historically, due to the short-term maturities of our loans and the existence of interest rate floors on our variable rate loans, market fluctuations in interest rates generally had not affected the fair value of our loans. However, given the significant decline in the fair value of the underlying real estate collateral securing our loans and the lack of available permanent take-out financing, we have experienced a significant increase in loans in default and loans placed in non-accrual status that has adversely affected our operating results and is expected to continue to do so in the future. At December 31, 2014 and 2013, the percentage of our loan principal in default and non-accrual status was 46.3% and 81.4%, respectively.

Significant and sustained changes in interest rates could also affect our operating results. A significant increase in market interest rates could result in a slowdown in real estate development activity, which could reduce the demand for our real estate loans and the collateral securing the loans. Due to the complex relationship between interest rates, real estate investment and refinancing possibilities, we are not able to quantify the potential impact on our operating results of a material change in our operating environment other than interest rates. However, assuming our December 31, 2014 portfolio remained unchanged for one year, a 100 basis point increase or decrease in the Prime rate would cause our portfolio yield to remain unchanged at 10.0% per annum. The result is due to the interest rate floor contained in our variable rate loans and current Prime rate of 3.25%, and the few remaining variable loans outstanding. The following table presents the impact on annual interest income, assuming all loans were performing (however, all of our variable rate loans are in non-accrual status), based on changes in the Prime rate:

	December 31, 2014 Portfolio Information (dollars in thousands)
	Fixed Rate	Variable Rate	Total
Outstanding Principal	$27,421	$12,312	$39,733
Current Weighted Average Yield	9.0%	12.0%	10.0%
Annualized Interest Income	$2,479	$1,477	$3,956

	Change in Annual Interest Income			Pro-forma Yield	Change In Yield from Prior Year
	Fixed Rate	Variable Rate	Total
Increase in Prime Rate:
0.5% or 50 basis points	$—	$—	$—	10.0%	-3.47%
1.0% or 100 basis points	$—	$—	$—	10.0%	-3.47%
2.0% or 200 basis points	$—	$—	$—	10.0%	-3.47%

Decrease in Prime Rate:
0.5% or 50 basis points	$—	$—	$—	8.6%	-3.47%
1.0% or 100 basis points	$—	$—	$—	8.6%	-3.47%
2.0% or 200 basis points	$—	$—	$—	8.6%	-3.47%

Based on the terms of our existing variable rate portfolio, the Prime rate would have to increase over 400 basis points in order to impact our current interest income. As of December 31, 2014, 46.3% of the principal balance of our loans is in non-accrual status. As such, a change in interest income would be unlikely to be realized upon a change in interest rates based on the existing portfolio at December 31, 2014.

The following tables contain information about our mortgage loan principal and interest balances as of December 31, 2014, presented separately for fixed and variable rates and the calendar quarters in which such mortgage investments mature.

	Matured	Q3 2015	Q1 2016	Q2 2017	Q1 2020	Total
	(in thousands)
Loan Rates:
Variable	$12,617	$—	$—	$—	$—	$12,617
Fixed	5,969	7,249	13,299	600	367	27,484
Principal outstanding	$18,586	$7,249	$13,299	$600	$—	40,101
Less: Valuation Allowance						(15,562)
Net Carrying Value						$24,539

As of December 31, 2014, we had cash and cash equivalents totaling $1.9 million and restricted cash of $2.6 million (collectively, 2.5% of total assets), respectively, all of which were held in bank accounts or highly liquid money market accounts or short-term certificates of deposit. We have historically targeted between 3% and 5% of the principal balance of our outstanding portfolio loans to be held in such accounts as a working capital reserve. However, our actual deployment in the future may vary depending on a variety of factors, including the timing and amount of debt or capital raised and the timing and amount of investments made. We believe that these financial assets do not give rise to significant interest rate risk due to their short-term nature.

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

IMH's management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), assessed the effectiveness of IMH's internal control over financial reporting as of December 31, 2014, utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (1992). Based on the assessment by IMH's management, we determined that IMH's internal control over financial reporting was effective as of December 31, 2014.

This report does not include an attestation report of IMH’s independent registered public accounting firm regarding internal control over financial reporting since the Company is a smaller reporting company under the rules of the SEC.

Changes in Internal Control Over Financial Reporting

During 2014, the Company implemented no new changes to internal controls over financial reporting. Management will continue to review and refine its processes and internal control over financial reporting to meet the needs of our management and to ensure the accuracy and completeness of our financial reporting in accordance with Generally Accepted Accounting Principles.

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

ITEM 9B.	OTHER INFORMATION.

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

EXECUTIVE OFFICERS

The following table summarizes information regarding the current executive officers of the Company.

Name	Age	Title
Lawrence D. Bain	65	Chief Executive Officer and Chairman of the Board of Directors
Jonathan T. Brohard	46	Executive Vice President, General Counsel and Secretary
Lisa Jack	39	Chief Financial Officer

Lawrence D. Bain has served as our chief executive officer and chairman of the board since joining us in July 2014. From August 2009 to July 2014, Mr. Bain served as managing partner of ITH Partners, LLC (“ITH Partners”), a private equity and consulting firm. Through ITH Partners, Mr. Bain provided strategic consulting services to the Company from September 2009 to July 2014 relating to, among other things, strategic business matters, asset management, asset dispositions, financing matters (including debt and equity issuances), corporate governance, insurance, and loan underwriting. From 2000 to 2009, Mr. Bain served as chief executive officer of TrueNorth Advisors, LLC, an investment-banking firm providing capital advisory services to small and mid-sized companies. From 2004 to 2009, Mr. Bain served as chief executive officer of ProLink Solutions, LLC, which designs, manufactures, maintains and sells global positioning satellite (GPS) golf course management systems and software to golf course owners and operators worldwide. Mr. Bain spent approximately 20 years in the securities industry holding managing director positions at Stifel, Nicolaus & Company, Inc., Everen Securities, Dean Witter and EF Hutton. Mr. Bain is a graduate of the Ohio State University. The Company believes that Mr. Bain’s qualifications to serve on our Board of Directors include his extensive capital markets experience, his demonstrated strategic insight with respect to real estate finance and development companies, and his knowledge and understanding of the Company’s operations and industry.

Jonathan Brohard has served as our Executive Vice President & General Counsel since January 2015. Mr. Brohard also serves as our Chief Compliance Officer, Director of Human Resources and Corporate Secretary.  From July 2011 until joining the Company in January 2015, Mr. Brohard was an equity shareholder at Polsinelli, PC, a national AmLaw 100 law firm, where he focused his practice on advising clients with respect to real estate acquisitions and real estate development matters, complex financing structures, including institutional debt and equity, private equity, joint ventures and syndications. Previously, from January 2010 to July 2011, Mr. Brohard served in various executive positions with American Spectrum Realty Management, a real estate investment and management company with more than 135 properties located across 22 states and more than 240 employees. From 2004 until 2010, Mr. Brohard also served as Executive Vice President of Atherton-Newport Investments, LLC, a real estate investment firm. Mr. Brohard received his B.S. in Finance, summa cum laude, at West Virginia University, and his law degree from the University of Virginia.

Lisa Jack has served as our Chief Financial Officer since January 2015. From May 2012 until joining IMH, Ms. Jack served as Chief Financial Officer for Arch Bay Capital, a mortgage hedge fund that managed loans and real estate valued in excess of $3.5 billion. She was promoted to that position after having served as the Controller at Arch Bay Capital from January 2011 to May 2012.  From May 2009 to December 2012, Ms. Jack served as the Corporate Controller for Thompson National Properties, LLC and its non-traded real estate investment trust, which managed over 130 commercial properties. Ms. Jack has over 15 years of experience in finance and accounting, primarily in the real estate industry. Ms. Jack is a certified public accountant in Texas and California. Ms. Jack graduated from Texas A&M University with a M.S. in Accounting and a Bachelor of Business Administration in Accounting.

Previous Executive Officers

William Meris served as our President, Chief Executive Officer and Chairman of the Board of Directors until his resignation in July 2014.

Steven M. Darak served as our Chief Financial Officer until January 2015. Mr. Darak presently serves as a Senior Vice President - Special Projects.

BOARD OF DIRECTORS

The following table summarizes information regarding the current directors of the Company other than Mr. Bain, the Company’s Chief Executive Officer and Chairman of the Board whose biographical information is found in “Directors, Executive Officers and Corporate Governance - Executive Officers.” All of the individuals identified below, in addition to Mr. Bain, are nominees (or as discussed below, designees) to serve as directors for the coming year.

Leigh Feuerstein	42	Director and Chair of Audit Committee
Andrew Fishleder, M.D.	62	Director
Michael Racy	52	Director
Seth Singerman	37	Director
Lori Wittman	56	Director and Chair of Compensation Committee
Jay Wolf	43	Director

Leigh Feuerstein has served as a director of the Company since July 2014. From April 2008 to April 2014, Mr. Feuerstein served as chief operating officer and chief financial officer of Element Capital Management LLC, a hedge fund based in New York City with over $4 billion in assets under management, where he was responsible for overseeing, among other things, accounting, operations, tax and compliance matters, as well as investor relations. From January 1998 to April 2008, Mr. Feuerstein was the managing member of Oracle Advisory Services, LLC, a financial advisory firm, and was responsible for providing guidance on key operational and deal structure matters to a diverse client base, including multinational corporations, hedge funds, and private equity firms. Prior to founding Oracle Advisory Services, LLC, Mr. Feuerstein worked at KPMG. Mr. Feuerstein is a certified public accountant and graduated from State University of New York-Buffalo. Mr. Feuerstein qualifies as an audit committee financial expert under the rules promulgated by the SEC, and serves as Chair of the Audit Committee of the Board of Directors. The Company believes Mr. Feuerstein’s qualifications to serve on the board of directors include his extensive experience in the asset management industry, his considerable experience in financial and accounting matters, and his experience in the capital markets industry.

Dr. Andrew Fishleder was the Chief Executive Officer of the Cleveland Clinic in Abu Dhabi from 2008 until 2010 where he was responsible for overseeing hospital design and the development of budgets, business plans, staffing plans and start-up hiring. From 2002 to 2008, Dr. Fishleder was Executive Dean at the Cleveland Clinic Lerner College of Medicine of Case Western Reserve University (CWRU). His responsibilities included oversight of budgeting, donor relations, faculty affairs, curriculum development, and the interface between CWRU and Cleveland Clinic. Dr. Fishleder also served in an administrative role as Chairman of Cleveland Clinic's Education Institute from 1991-2008 and was a member of Cleveland Clinic's Board of Governors and Medical Executive Committee. Dr. Fishleder graduated from the University of Michigan Medical School in 1978. Dr. Fishleder presently serves on the Audit Committee and Compensation Committee of our Board of Directors. The Company believes Dr. Fishleder’s qualifications to serve on the board of directors include his extensive leadership experience related to human capital, organizational development and assessing management effectiveness.

Michael M. Racy has extensive experience in the real estate development industry and in government relations. From 1994 to the present, Mr. Racy has served as President of Racy Associates Incorporated, a firm that he founded which provides services in the areas of local, state, and federal government relations. Mr. Racy has been involved in significant real estate development projects in multiple sectors and has a considerable amount of experience in obtaining the necessary entitlements for major real estate development projects. Mr. Racy also serves as the Government Relations Director for Munger Chadwick, P.L.C., where he manages and directs the government relations practice of that firm. Mr. Racy serves on the Compensation Committee of our Board of Directors. The Company believes Mr. Racy's qualifications to serve on the board of directors include his extensive knowledge of the real estate development industry.

Director Designee of the Series B-1 Preferred Shares

The holders of our Series B-1 Preferred Shares are entitled to elect an individual designated by the holders of a majority of the Series B-1 Preferred Shares to serve as a member of our Board of Directors. The director selected by the Series B-1 Preferred Shares may be removed at any time with or without cause only by the holders of a majority of the Series B-1 Preferred Shares and any vacancy in the directorship of the Series B-1 Preferred Shares designee may be filled only by the holders a majority of the Series B-1 Preferred Shares. The holders of the Series B-1 Preferred Shares have selected Jay Wolf to serve on our Board of

Directors. Mr. Wolf currently serves on our Board as the Series B-1 Director. The Board has reviewed the qualifications of Mr. Wolf and believes that Mr. Wolf will make valuable contributions to the Board and the governance of the Company. Mr. Wolf’s biographical information is set forth below:

Jay Wolf has served as a director of the Company since July 2014. Mr. Wolf has served as the Managing Member of Juniper Capital Partners, LLC, the parent company of both Juniper NVM and JCP Realty, since July 2010. From November 2003 until September 2009, Mr. Wolf was a partner at Trinad Capital Management LLC, the manager of an activist hedge fund primarily focused on distressed small-cap public companies where Mr. Wolf assisted portfolio companies through board participation, the assemblage of management teams and actively worked to set the business and financial strategies of these companies. Prior to his work at Trinad, Mr. Wolf served as Executive Vice President of Corporate Development for Wolf Group Integrated Communications Ltd., a marketing communications firm providing advertising, public relations and related services. Mr. Wolf began his career at Canadian Corporate Funding, Ltd., a Toronto-based merchant bank, as an analyst in the firm’s senior debt department and subsequently for Trillium Growth Capital, the firm’s venture capital fund. The Company believes that Mr. Wolf’s qualifications to serve on the board of directors include his previous and current active advisory role in Juniper’s portfolio of private equity and real estate investments, his prior service on the boards of several public companies, including service as a lead independent director. As the Series B-1 Director, Mr. Wolf serves on the Investment Committee of the Board of Directors.

Director Designee of the Series B-2 Preferred Shares

The holders of our Series B-2 Preferred Shares are entitled to elect an individual designated by the holders of a majority of the Series B-2 Preferred Shares to serve as a member of our Board of Directors. The director selected by the Series B-2 Preferred Shares may be removed at any time with or without cause only by the holders of a majority of the Series B-2 Preferred Shares, and any vacancy in the directorship of the Series B-2 Preferred Shares designee may be filled only by the holders a majority of the Series B-2 Preferred Shares. The holders of the Series B-1 Preferred Shares have selected Seth Singerman to serve on our Board of Directors. Mr. Singerman currently serves on our Board as the Series B-2 Director. The Board has reviewed the qualifications of Mr. Singerman and believes that Mr. Singerman will make valuable contributions to the Board and the governance of the Company. Mr. Singerman’s biographical information is set forth below:

Seth Singerman has served as a director of the Company since July 2014 and is founder and President of Singerman Real Estate, LLC (“SRE”), an opportunistic real estate investment firm focusing on acquiring and investing in properties, real estate loans and operating companies. Mr. Singerman has sourced direct investments in properties along with performing and non-performing loans in excess of $2.0 billion across all major real estate asset classes. Prior to founding SRE-RE in 2010, Mr. Singerman was a Managing Director of GEM Realty Capital where he worked from 1999-2009. Mr. Singerman is active in numerous local and national philanthropic organizations as well as in several academic organizations including serving as Board Advisor to Real Estate Applied Security Analysis Program, University of Wisconsin - Madison School of Business and James A. Grasskamp Center for Real Estate, as well as Board Member of the Cornell School of Hotel Management Dean’s Leadership Advisory Council. He also is past Board Member of the NAREIT Investor Advisory Council. He received his MBA with a concentration in Real Estate and Finance from Northwestern University, Kellogg School of Management and his B.S. with a concentration in Real Estate and Finance from Cornell University where he graduated as a Ye Host Honor. As the Series B-2 Director, Mr. Singerman serves on the Investment Committee of the Board of Directors. The Company believes that Mr. Singerman’s qualifications to serve on the board of directors include his previous and current active advisory role in SRE’s portfolio of private equity and real estate investments.

Series B Independent Director

For so long as either Juniper or SRE holds 50% or more of the number of shares of the Series B-1 Preferred Stock or Series B-2 Preferred Shares, respectively, issued on their respective original issuance date, the holders of our outstanding Preferred Shares are entitled to designate the Series B Independent Director to serve on our Board of Directors. Juniper and SRE satisfy the above-described shareholding thresholds and have selected Lori Wittman to serve as the Series B Independent Director. Ms. Wittman currently serves on our Board as the Series B Independent Director. The Board has reviewed the qualifications of Ms. Wittman and believes that Ms. Wittman will make valuable contributions to the Board and the governance of the Company. Ms. Wittman’s biographical information is set forth below:

Lori Wittman has served as a director of the Company since July 2014. She has extensive experience in the real estate development industry and is presently Senior Vice President of Capital Markets & Investor Relations for Ventas, Inc., a real estate publicly-held REIT that owns over 1,600 healthcare properties across the United States and Canada. Ms. Wittman leads all capital market, investor relations and marketing activities for Ventas, Inc., and oversees the corporate analyst team responsible for the corporate earnings model. From 2006 through 2011, Ms. Wittman was Chief Financial Officer & Managing Principal for Big Rock Partners, LLC, a real estate private equity firm focused on generating returns through development and redevelopment, where she led all capital markets, accounting and investor activities. Ms. Wittman has also served in various capacities for General Growth Properties, Heitman Financial and Homart Development Company, all entities involved in the investment and/or development of real estate. She also served on the Board of Directors and as Head of the Audit Committee of Green Realty Trust, Inc. Ms. Wittman received her MBA with a concentration in Finance and Accounting from University of Chicago, and her Masters in City Planning in Housing and Real Estate Finance from the University of Pennsylvania. Ms. Wittman will serve as a member of the Audit Committee and as Chairperson of the Compensation Committee of the Board of Directors. The Company believes Ms. Wittman’s qualifications to serve on the board of directors include her extensive experience in the real estate investment industry, her considerable experience in financial and accounting matters, and her experience in the capital markets industry.

CORPORATE GOVERNANCE

We believe that we have implemented effective corporate governance policies and observe good corporate governance procedures and practices. We have adopted a number of written policies, including a code of business conduct and ethics, and charters for our Audit Committee, Compensation Committee and Investment Committee, copies of which are found on our website at www.imhfc.com.

Director Independence

The Board reviews the independence of each Director at least annually. During these reviews, the Board will consider transactions and relationships between each Director (and his or her immediate family and affiliates) and the Company and our management to determine whether any such transactions or relationships are inconsistent with a determination that the Director was independent. Although our shares are not listed for trading on any national securities exchange, our Board has adopted the independence requirements of the New York Stock Exchange (NYSE) in making its determination regarding the independence of its members. The Board has conducted its annual review of director independence. Based upon the foregoing review, the Board has determined that all of our directors are independent other than Mr. Bain, our Chief Executive Officer, and Messrs. Wolf and Singerman, the Series B-1 Director and Series B-2 Director, respectively. Accordingly, our Board of Directors is comprised of a majority of independent directors.

Board and Committee Meetings

The Board of Directors held three meetings during fiscal year 2014. The directors also, on occasion communicate informally to discuss the affairs of the Company and, when appropriate, take formal action by written consent of all of the directors, in accordance with our Certificate of Incorporation, By-laws and Delaware law. Our Board has three standing committees, the Audit Committee, the Compensation Committee and the Investment Committee. Members of such committees met formally and informally from time to time throughout fiscal 2014 on committee matters, with the Audit Committee holding two formal meetings, the Compensation Committee holding two formal meetings, and the Investment Committee holding one formal meeting. Each director attended, in person or by telephone, 100% of the meetings of the Board and any committee of which he or she was a member.

Attendance at Annual Meeting

Although the Company does not have a policy with respect to attendance by members of the Board of Directors at its annual meeting of stockholders, all directors are encouraged to attend. There was no shareholder meeting in fiscal 2014.

Committees

General. The Board of Directors has three standing committees: the Audit Committee, the Compensation Committee and the Investment Committee. The Audit Committee and Compensation Committee are comprised solely of independent directors as defined in the NYSE listing standards. The Board of Directors has adopted a written charter for each of the committees. These charters, as well as our Code of Business Conduct and Ethics, are posted and available on our website at www.imhfc.com. Stockholders may request copies of these corporate governance documents, free of charge, by writing to IMH Financial Corporation, 7001 N. Scottsdale Road, Suite #2050, Scottsdale, Arizona 85253, Attention: Corporate Secretary.

Audit Committee. The Audit Committee is responsible for, among other things, assisting the Board in (i) overseeing the integrity of the Company’s financial statements, (ii) the qualifications and independence of the registered public accounting firm that audits the Company’s financial statements, (iii) the performance of the Company’s auditors and internal audit functions; and (iv) the Company’s internal accounting and financial reporting controls. The Audit Committee is also directly responsible for the appointment, compensation, retention and oversight of the work of the Company's auditors. Additionally, the Audit Committee approves all related-party transactions that are required to be disclosed pursuant to Item 404 of SEC Regulation S-K. Each member of the Audit Committee is an independent director as defined by applicable NYSE listing standards and SEC Rule 10A-3. Each member of the Audit Committee also is financially literate. The current members of the Audit Committee are Leigh Feuerstein (Chair), Dr. Andrew Fishleder and Lori Wittman. The Board of Directors has determined that it has at least one “audit committee financial expert,” as defined in Item 407(d)(5)(ii) of Regulation S-K, serving on the Audit Committee, Leigh Feuerstein, and that Mr. Feuerstein is an “independent director” as defined by applicable NYSE listing standards.

Compensation Committee. The Compensation Committee is responsible for, among other things, overseeing (i) the compensation of the Company’s executive officers, (ii) the Company’s overall compensation programs, and (iii) the Company’s talent management and organizational development. The Compensation Committee is also responsible for evaluating the performance of our chief executive officer, reviewing and approving the salary and other compensation (including equity-based incentives) of our chief executive officer, overseeing and administering the Company's equity and non-equity incentive plans, and engaging and determining the fees of any compensation consultants. The Compensation Committee has the authority to delegate certain authority to one or more executive officers of the Company with respect to changes in existing employee benefit plans and the administration of such employee benefit plans. In making its compensation decisions and recommendations, the Compensation Committee takes into account the recommendation of our chief executive officer. Other than giving his recommendation, our chief executive officer does not participate in the Compensation Committee’s decisions regarding his own compensation. Prior to establishment of the Compensation Committee in July 2014, the Board assumed the responsibilities with respect to overseeing the compensation of the Company’s executive officers. In that regards, the Board engaged ExeComp Solutions LLC (“ExeComp”) in fiscal 2014 to advise the Board in connection with the compensation being offered to Mr. Bain who was hired as the Company’s chief executive officer in July 2014. Subsequently, the Board engaged ExeComp in connection with advising the Board with respect to its director compensation policies and program. The Compensation Committee is appointed by the Board, and consists entirely of independent directors, as defined by applicable NYSE listing standards. The current members of this committee are Lori Wittman (Chair), Dr. Andrew Fishleder and Michael M. Racy.

Investment Committee. The primary purposes of the Investment Committee are to assist the Board in reviewing the Company’s investment policies and strategies and in overseeing the Company’s capital and financial resources. No “Investment” (as defined in the Investment Committee’s Charter, a copy of which is posted on the Company’s website at www.imhfc.com) on behalf of the Company may be made without the Committee’s approval or the approval of a delegate of the Committee pursuant to an appropriate delegation of the Committee’s authority. In order to carry out its mission and function, and subject to the terms of the Company’s Certificate of Incorporation, the Committee has the authority to:

•	review the investment policies, strategies, transactions and programs of the Company and its subsidiaries to ensure they are consistent with the goals and objectives of the Company;

•	evaluate and approve or disapprove each proposed Investment on behalf of the Company;

•
determine whether applicable investment policies are consistently followed and that procedures are in place to ensure that the Company’s investment portfolio is managed in compliance with its policies;

•	review the performance of the investment portfolios of the Company and its subsidiaries; and

•	approve the Company’s investment policies and guidelines, periodically review and make any necessary changes to such policies and report such changes to the Board;

The current members of the Investment Committee are Lawrence D. Bain (Chair), Seth Singerman and Jay Wolf. The Investment Committee held one meeting during fiscal year 2014.

Nominating Committee. We do not have a standing Nominating Committee. Our Board of Directors has determined that it is appropriate for us not to have a Nominating Committee because all of the matters for which a Nominating Committee would be responsible are presently considered by our entire Board of Directors. We do not have a charter that governs the director nomination process. Each member of our Board of Directors participates in the consideration of director nominees other than with respect to the Series B-1 Director, the Series B-2 Director and Series B Independent Director who are designated by the holders of our Series B Preferred Shares as described elsewhere in this report. The process followed by our Board of Directors to identify and evaluate director candidates includes requests to members of our Board of Directors and others for recommendations, meetings from time to time to evaluate biographical information and background material relating to potential candidates, and interviews of selected candidates by members of our Board of Directors. In considering whether to recommend any particular candidate for inclusion in its slate of recommended director nominees, our Board of Directors considers various criteria including the candidate’s integrity, business acumen, knowledge of our business and industry, age, experience, diligence, conflicts of interest, and ability to act in the interests of all stockholders. Our Board of Directors does not assign specific weights to particular criteria and no particular criterion is a prerequisite for each prospective nominee. Our Board of Directors does not have a policy with regard to the consideration of diversity in identifying director candidates, but our Board of Directors believes that the backgrounds and qualifications of its directors, considered as a whole, should provide a composite mix of experience, knowledge, and abilities that will allow our Board of Directors to fulfill its responsibilities.

Stockholders may recommend individuals to our Board of Directors for consideration as potential director candidates by submitting their names, together with appropriate biographical information and background materials. Assuming that appropriate biographical and background material has been provided on a timely basis, our Board of Directors will evaluate stockholder-recommended candidates by following substantially the same process, and applying substantially the same criteria, as it follows for candidates submitted by others.

The Board does not currently use an independent search firm in identifying candidates for service on the Board.

The Board will give appropriate consideration to qualified persons recommended by stockholders for nomination as our Directors, provided that the stockholder delivers written notice to the Secretary of the Company, which contains the following information:

•	the name and address of the stockholder and each Director nominee;

•	a representation that the stockholder is entitled to vote and intends to appear in person or by proxy at the meeting in which such Director nominee will be considered for election;

•	a description of any and all arrangements or understandings between the stockholder and each Director nominee;

•	such other information regarding the Director nominee that would have been required to be included by the SEC in a proxy statement had the Director nominee been named in a proxy statement;

•	a brief description of the Director nominee's qualifications to be a Director; and

•	the written consent of the Director nominee to serve as a Director if so elected.

Subject to meeting the above requirements, the Board evaluates Director nominees proposed by stockholders using the same criteria as for other candidates not nominated by stockholders.

Board Leadership Structure

We operate in a dynamic industry. Therefore, the Board of Directors believes that our Chief Executive Officer is the most appropriate person to serve as our Chairman of the Board because he possesses in-depth knowledge of the issues, opportunities and challenges facing our business. Because of this knowledge and insight, we believe that he is in the best position to effectively identify strategic opportunities and priorities and to lead the discussion for the execution of the Company's strategies and achievement of its objectives. As Chairman, our Chief Executive Officer is able to:

•	focus the Board of Directors on the most significant strategic goals and risks of our businesses;

•	utilize the individual qualifications, skills and experience of the other members of the Board in order to maximize their contributions to the Board of Directors;

•	ensure that each other member of the Board of Directors has sufficient knowledge and understanding of our business to enable him or her to make informed judgments; and

•	facilitate the flow of information between the Board of Directors and management of the Company.

The Board of Directors believes that by combining the roles of Chairman and Chief Executive Officer in one person, it promotes the strategic development and execution of our business strategies, which is essential to effective governance. The Board has chosen not to appoint a “lead director,” but instead uses executive sessions of the independent Directors, as necessary. In addition, the Audit Committee and Compensation Committee are comprised solely of independent Directors. We believe that shared leadership responsibility among the independent Directors, as opposed to a single lead director, results in increased engagement of the Board of Directors as a whole, and that having a strong, independent group of Directors fully engaged is important for good governance.

The Board's Role in Risk Oversight

The Board of Directors oversees the risk management of the Company. The full Board of Directors, as supplemented by the appropriate board committee in the case of risks that are overseen by a particular committee, reviews information provided by management in order for the Board of Directors to oversee risk identification, risk management and risk mitigation strategies. Our board committees assist the full Board of Directors' oversight of our material risks by focusing on risks related to the particular area of concentration of the relevant committee. For example, our Compensation Committee oversees risks related to our executive compensation plans and arrangements, our Audit Committee oversees the financial reporting, internal control and related-party transaction risks, and our Investment Committee oversees risks associated with the investments of the Company. Each committee reports on these discussions of the applicable relevant risks to the full Board of Directors during the committee reports portion of the Board of Directors meeting, as appropriate. The full Board of Directors incorporates the insight provided by these reports into its overall risk management analysis.

Communications with Directors

Stockholders may communicate their concerns directly to the entire Board of Directors or specifically to non-management Directors. Such communication can be confidential or anonymous, if so designated, and may be submitted in writing to the following address:

Board of Directors
IMH Financial Corporation
c/o Jonathan Brohard, Corporate Secretary
7001 N. Scottsdale Road, Suite 2050
Scottsdale, AZ 85253

All communications received as described above will be opened by our Secretary for the sole purpose of determining whether the contents constitute a communication to our directors. Any contents that are not in the nature of advertising, promotions of a product or service, or patently offensive material will be forwarded promptly to the director or directors to whom it is addressed. In the case of communications to our Board of Directors or to any group of directors, our Secretary will make sufficient copies of the contents to send to each addressee.

Compensation Committee Interlocks and Insider Participation

In 2014, none of our executive officers or Directors was a member of the board of directors of any other company where the relationship would be construed to constitute an interlocking relationship (as described in Item 407(e)(iii) of SEC Regulation S-K).

Code of Business Conduct and Ethics

The Company's Code of Business Conduct and Ethics applies to all of its employees, including its Chief Executive Officer and its Chief Financial Officer. The Code of Business Conduct and Ethics and all Committee charters are posted on the Company's website at www.imhfc.com.

Certain Legal Proceedings

In January 2008, Atherton-Newport Investments, LLC (“Atheron-Newport”) filed for bankruptcy protection under Chapter 11 of the Bankruptcy Code in the U.S. Bankruptcy Court for the Central District of California, Santa Ana Division. At the time of such filing, Mr. Brohard was an Executive Vice President of Atherton-Newport. The proceeding was dismissed in June 2011. In March 2008, Starvox Communications, Inc. (“Starvox”) filed a petition for liquidation under Chapter 7 of the Bankruptcy Code in the United States Bankruptcy Court for the Northern District of California, San Jose Division. Mr. Wolf, one of our directors, was Chief Operating Officer and Chief Financial Officer of Starvox from March 2005 to March 2007. Shells Seafood Restaurants, Inc., a company for which Mr. Wolf formerly served as a director, filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Middle District of Florida, Tampa Division, in September 2008. In July 2009, Mr. Bain, the Company’s Chief Executive Officer, filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code (the “Bankruptcy Code”) in the U.S. Bankruptcy Court for the District of Arizona. Mr. Bain received a full discharge and the case was terminated in August 2011.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who own more than 10 percent of a registered class of our equity securities (the “Reporting Persons”) to file with the SEC reports on Forms 3, 4 and 5 concerning their ownership of and transactions in our common stock and other equity securities.

Based solely on a review of SEC filings and other procedures performed as deemed necessary, we believe that all Reporting Persons complied with these requirements during our 2014 fiscal year.

ITEM 11.	EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth certain information with respect to compensation paid by us to our named executive officers for service during the years ended December 31, 2014 and 2013:

		Salary		Bonus	Option Awards		All Other Compensation		Total
Name and Principal Position	Year	($)		($)	($) (1)		($)		($)
Lawrence D. Bain	2014	409,480					220,979	(2)	630,459
William Meris, President,	2014	389,831	(3)	—	178,500	(4)	918,094	(5)(6)	1,486,425
Chairman, Chief Executive	2013	618,000		—	—		23,936	(5)	641,936
Steven Darak, Chief	2014	331,316		—			166,397	(7)	497,713
Financial Officer	2013	319,300		—	—		8,808	(7)	328,108

(1)
The amounts reported in this column reflect the non-cash, aggregate fair value of the awards at the grant date computed in accordance with FASB ASC Topic 718 "Stock Compensation". See Note 12 in the accompanying consolidated financial statements for a more detailed description of assumptions used in deriving the value of such options.

(2)
Other compensation includes company contributions of $6,927 to the Company’s 401(k) program and payments of $214,052 under Mr. Bain’s employment agreement in connection with the disposition of certain legacy assets held by the Company sold at values in excess of 110% of their carrying value as of December 31, 2010.

(3)
William Meris, the Company’s former Chief Executive Officer and President, entered into an employment separation and general release agreement pursuant to which Mr. Meris’ employment was terminated effective July 24, 2014.

(4)
Under the terms of Mr. Meris separation agreement, he was granted full vesting of his 150,000 options and the exercise price was reduced from $9.58 per share to $1.72 per share. The fair value of the stock option grant was determined to be $178,500.

(5)
Other compensation includes company contributions of $7,889 and $7,760 to the Company’s 401(k) program for 2014 and 2013, respectively, an automobile allowance of $9,375 and $15,000 for 2014 and 2013 respectively, and COBRA benefits of $24,075 in 2014.

(6)	Under the terms of Mr. Meris' separation agreement he was to receive severance pay of $1,236,360, of which $875,755 was paid in 2014 with the balance payable in 2015.

(7)
Other compensation includes supplemental disability and healthcare benefits of $1,071 in 2014, company contributions of $10,400 and $7,736 to the Company’s 401(k) program, for 2014 and 2013, respectively, and $150,000 in consideration of Mr. Darak’s release of any and all claims against the Company under his previous employment agreement.

Outstanding Equity Awards as of Fiscal Year End

The following table provides certain information with respect to equity awards outstanding at December 31, 2014:

	Number of Securities Underlying Unexercised Options Exercisable		Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration
Name and Principal Position	(#)		(#)	($)	Date

William Meris, Chief Executive Officer (terminated on July 24, 2014)	150,000	(1)	—	$9.58	June 30, 2021
Steven Darak, CFO	60,000	(1)	—	$9.58	June 30, 2021

(1) These options were issued to Messrs. Meris and Darak in July 2011 and vested on a monthly basis over a three–year period ended July 2014.

Narrative Disclosure to Summary Compensation Table

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

 Elements of Compensation

The principal elements of the Company’s executive compensation program consist of base salary, long-term incentives (equity-based compensation) and short-term incentives (cash bonuses), and other benefits generally available to the Company’s employees including our 401(k) plan. The Company does not have any pre-established policy or target for the allocation between base and incentive compensation, cash or equity compensation, or short-term or long-term compensation. The Company does not maintain any defined-benefit pension plans or other supplemental executive retirement plans for the Company’s named executive officers, and the Company’s named executive officers have been entitled to only limited perquisites.

Base Salary. Base salary is a compensation element that is not at risk and is designed to compensate the Company’s named executive officers for their roles and responsibilities and provide a stable and fixed level of compensation that serves as a retention tool. Each executive’s base salary is determined based on the executive’s role and responsibility, unique skills and future potential, as well as the Company’s financial condition and available resources.

Short-Term Cash Incentive Opportunity. The Company maintains a bonus plan to provide its executive officers and certain other employees with annual cash incentives for superior performance. Executive officers are eligible for an annual bonus based upon the size of an Executive Bonus Pool (which is to be no less than 10% of a modified pre-tax earnings (“MPTE”) target established by the Compensation Committee) and each participant’s percentage interest in the Executive Bonus Pool. If the Company achieves between 60% and 100% of the MPTE target, a sliding scale is used to determine the amount of the Executive Bonus Pool for that plan year. If the Company’s actual MPTE exceeds the MPTE target established for that plan year, the Compensation Committee, in its discretion, may increase the Executive Bonus Pool. If the Company achieves less than 60% of the MPTE target, then no bonuses are payable under the plan.

Long-Term Equity Incentive Opportunity. Equity-based compensation is discretionary, and is administered by the Compensation Committee. Equity-based compensation awarded to the Company’s named executive officers is summarized above.

Employment Agreements

The Company believes that entering into employment agreements with each of its named executive officers was necessary in order to attract and retain these talented and experienced individuals for the Company’s senior level positions. In addition to base salary, each employment agreement provides the executive officer with the opportunity to earn cash and equity-based bonus compensation. In this way, the employment agreements help the Company meet the initial objective of its compensation program. For more details of these employment agreements and arrangements, see the disclosure under “Executive Compensation - Summary Compensation Table.”

2010 Employee Stock Incentive Plan

In 2010, the Company adopted the IMH Financial Corporation 2010 Employee Stock Incentive Plan (the "2010 Plan") which permits the Company to grant equity-based compensation in the form of stock options, stock appreciation rights, restricted stock, and other stock-based awards, which are used to attract, retain and motivate qualified employees. The Company believes that the equity-based awards available under our 2010 Plan help align the interests of award recipients with the interests of our stockholders. The Company granted none and 40,000 stock options under our 2010 Plan during the years ended December 31, 2014 and 2013, respectively.

Deferred Compensation Program

In November 2014, the Company’s Compensation Committee approved the adoption of the IMH Financial Corporation Deferred Compensation Plan (“Deferred Compensation Plan”) which, among other things, allows eligible employees and non-employee directors of the Company to defer up to 90% of their base salaries or director fees, as applicable, and up to 90% of their bonuses. The Deferred Compensation Plan also allows the Company to credit additional amounts to the bookkeeping accounts maintained on behalf of the participants in such amounts as may be determined by the Compensation Committee. Such discretionary credits will generally be subject to vesting restrictions.

Additional Compensation Programs

In addition to the compensation programs described above, the Company may establish other compensation plans and programs for the benefit of its executive officers and other employees, including, but not limited to, additional short or long-term incentive compensation plans and severance, change-in-control or other similar benefit plans.

Section 162(m) Policy

Section 162(m) of the Internal Revenue Code of 1986 generally disallows a tax deduction by publicly held corporations for compensation over $1 million paid to their chief executive officers and certain of their other most highly compensated executive officers unless certain tests are met. In order to deduct option awards and annual bonuses under Section 162(m), among other requirements, the option awards and bonuses will need to be approved by the Company’s Compensation Committee consisting solely of independent directors. Notwithstanding the foregoing, the Company may not preserve the deductibility of compensation in all cases.

Employment, Change in Control and Severance Agreements

Under the terms of the respective employment agreements with each of Messrs. Bain and Brohard and Ms. Jack, various provisions exist with respect to a change in control of the Company, termination for cause, termination for good reason, as such terms are defined in the executive’s respective employment agreement.

Upon any termination of Mr. Bain during the employment period with the Company, Mr. Bain, or his estate, shall in all events be paid all accrued but unpaid base salary and benefits, provided that in the event that Mr. Bain is terminated with cause or Mr. Bain resigns without good reason, then Mr. Bain will not be eligible to receive any unpaid bonus arising out of the Company’s executive bonus pool. In the event of Mr. Bain’s termination without cause or as a result of a disability, or if Mr. Bain resigns with good reason, Mr. Bain will also be entitled to a severance payment equal to three years average annual compensation and the continued receipt of welfare benefits for a thirty-six (36) month term. Upon Mr. Bain’s death, his estate or designated beneficiary will also be entitled to be paid a pro rata portion of any bonus arising out of the Company’s executive bonus pool. In the event of a change in control of the Company, or if Mr. Bain is terminated without cause, or as a result of his death, all of Mr. Bain’s unvested equity-based awards that have been granted by the Company shall become fully vested.

Upon any termination of Mr. Brohard during the employment period with the Company, Mr. Brohard, or his estate, shall in all events be paid all accrued but unpaid base salary and benefits, provided that in the event that Mr. Brohard is terminated with cause or Mr. Brohard resigns without good reason, then Mr. Brohard will not be eligible to receive any unpaid bonus arising out of the Company’s executive bonus pool or any bonus arising out of a bonus program created to reduce the use of outside legal resources. In the event of Mr. Brohard’s termination without cause or as a result of a disability, or if Mr. Brohard resigns with good reason, Mr. Brohard will also be entitled to a severance payment equal to $1,425,000 less any base salary and guaranteed bonus paid for the year of termination, provided, however, that if such termination occurs after the 24 month anniversary of his employment but before the 36 month anniversary of his employment, the severance payment shall be equal to one year’s base salary plus any unpaid bonus arising out of the Company’s executive bonus pool and any bonus arising out of a bonus program created to reduce the use of outside legal resources. Upon Mr. Brohard’s death, his estate or designated beneficiary will also be entitled to be paid a pro rata portion of any bonus arising out of the Company’s executive bonus pool and any bonus arising out of a bonus program created to reduce the use of outside legal resources. In the event of a change in control of the Company, or if Mr. Brohard is terminated without cause, or as a result of his death, all of Mr. Brohard’s unvested equity-based awards that have been granted by the Company shall become fully vested.

Upon any termination of Ms. Jack during the employment period with the Company, Ms. Jack, or her estate, shall in all events be paid all accrued but unpaid base salary and benefits, provided that in the event that Ms. Jack is terminated with cause or Ms. Jack resigns without good reason, then Ms. Jack will not be eligible to receive any unpaid bonus arising out of the Company’s executive bonus pool. In the event of Ms. Jack’s termination without cause, or if Ms. Jack resigns with good reason, Ms. Jack will also be entitled to any accrued but unpaid bonuses and severance payment equal to (i) 50% of base salary if such termination occurs before the first anniversary of her employment and (ii) 100% of base salary if such termination occurs after the first anniversary of the date of employment. Upon Ms. Jack’s death, her estate or designated beneficiary will also be entitled to be paid a pro rata portion of any bonus arising out of the Company’s executive bonus pool. In the event of a change in control of the Company, or if Ms. Jack is terminated without cause after the first anniversary of her employment, or as a result of her death, all of Ms. Jack’s unvested equity-based awards that have been granted by the Company shall become fully vested.

The payment of any severance payment is conditioned upon the executive executing and not revoking a customary separation agreement, including customary restrictive covenants.

Director Compensation

Under our current director compensation program, each non-employee and independent director of the Company receives the following: (i) an annual cash retainer of $40,000 payable in advance in equal quarterly installments; (ii) a cash payment of $2,500 for each attended board meeting of the Board; and (iii) an annual grant of restricted common stock in an amount equal to $20,000 based on the fair market value of such shares to vest twelve months after the date of grant. In addition, each independent director is entitled to receive a cash payment of $50,000 upon his initial election or appointment to the Board, payable on the second anniversary of such director’s appointment or election provided the director is then serving as a director as of such second anniversary date. In addition, each member of the Audit Committee receives an annual cash fee of $12,500, except in the case of the Chairperson of the Audit Committee, who receives an annual cash fee of $25,000, and each member of the Audit Committee also receive a cash payment of $1,500 for each attended committee meeting. Each member of the Compensation Committee receives an annual cash fee of $5,000, except in the case of the Chairperson of the Compensation Committee, who receives an annual cash fee of $10,000. Each member of the Compensation Committee also receives a cash payment of $1,000 for each attended committee meeting. Each member of the Investment Committee receives a cash payment of $5,000 for each investment opportunity brought before the Investment Committee for approval.

The following table sets forth information regarding fiscal 2014 compensation for each director other than Mr. Bain, whose compensation is set forth above in the Summary Compensation table.

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Deferred Compensation Earnings	All Other Compensation (2)	Total
Lawerence D. Bain (1)	$—	$—	$—	$—	$—	$—	$—
Leigh Feuerstein (3)	40,500	—	—	—	—	2,784	43,284
Andrew Fishleder, M.D. (3)	38,750	—	—	—	—	—	38,750
Michael M. Racy (3)	29,500	—	—	—	—	—	29,500
Seth Singerman (1)	—	—	—	—	—	—	—
Lori Wittman (3)	41,250	—	—	—	—	1,607	42,857
Jay Wolf (1)	—	—	—	—	—	—	—

(1) Board members are not independent and are not reimbursed for director services rendered.
(2) Travel related expense reimbursements.
(3) Each independent director elected or appointed in August 2014 and still serving as of August 2016 is entitled to $50,000 payment in August 2016. This contingent liability is not included in the foregoing table and has not been accrued by the Company as of December 31, 2014 due to its contingent nature.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding the number of voting securities beneficially owned, as of March 30, 2015, by:

•
each person known by us to beneficially own more than 5% of our outstanding common stock, based on the most     recent Schedules 13G and 13D filed with the SEC and the information contained in those filings;

•	each of our current directors;

•	each of our present named executive officers; and

•	all of our present directors and named executive officers as a group.

Unless otherwise indicated, the address for each person included in the table is c/o IMH Financial Corporation, 7001 N. Scottsdale Road, Suite 2050, Scottsdale, Arizona 85253.

As of March 30, 2015, there were 15,279,062 common shares, par value U.S. $0.01 per share, outstanding consisting of 85,000 shares of Common Stock, 3,491,758 shares of Class B-1 Common Stock, 3,492,954 shares of Class B-2 Common Stock, 7,159,759 shares of Class B-3 Common Stock, 313,790 shares of Class B-4 Common Stock and 735,801 shares of Class C Common Stock (collectively, the “Common Shares”), and (ii) 2,604,852 shares of Series B-1 Cumulative Convertible Preferred Stock (the “B-1 Preferred Shares”) and 5,595,148 shares of Series B-2 Cumulative Convertible Preferred Stock (the “B-2 Preferred Shares,” and with the B-1 Preferred Shares, collectively referred to as the “Preferred Shares”).

Each share of our outstanding Preferred Shares is convertible immediately, at the sole discretion of the holder, into a number of Common Shares determined by dividing (i) the sum of (a) the initial purchase price paid for such shares (the “Original Price”) and (b) all accrued and unpaid dividends on the Preferred Shares by (ii) the then effective conversion price, which is the Original Price, as adjusted from time to time in accordance with the terms of the Certificate of Designation.

Information relating to beneficial ownership of our common stock is based upon “beneficial ownership” concepts described in the rules issued under the Securities Exchange Act of 1934, as amended. Under these rules a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of the security, or “investment power,” which includes the power to dispose or to direct the disposition of the security. Under the rules, more than one person may be deemed to be a beneficial owner of the same securities. A person is also deemed to be a beneficial owner of any security as to which that person has the right to acquire beneficial ownership within sixty (60) days from March 30, 2015.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class[1]

SRE Monarch, LLC[2]	5,595,148	20.2%

Juniper Capital Partners[3]	3,604,852	13.0%
 _____________________

1 The percentages of our common stock beneficially owned was calculated based on 27,735,729 common stock equivalents consisting of the 15,279,062 Common Shares issued and outstanding, 8,200,000 Preferred Shares convertible by the holders of our Preferred Shares, warrants and options for the purchase of 2,766,667 shares of Common Stock obtainable by the persons in the table within 60 days of March 31, 2015, and restricted stock awards for 1,490,000 common shares shares which are subject to the restricted stock agreements but have voting rights as to all shares as of the date of that agreements.

2 The Schedule 13 D for SRE Monarch, LLC (“SRE Monarch”) includes SRE Monarch Investor, LLC, Singerman Real Estate Opportunity Fund I, L.P., Singerman Real Estate Management Company, L.P., Singerman Real Estate, LLC and Seth Singerman. The address for all of these parties is 980 Michigan Avenue, Suite 1660, Chicago, Illinois 60611.

3 The Schedule 13D for Juniper Capital Partners, LLC includes Juniper NVM, LLC, JCP Realty Partners, LLC and Jay Wolf. The address for all of these parties is 11150 Santa Monica Blvd., Suite 1400, Los Angeles, California 90025. Includes 1,000,000 shares that Juniper NVM, LLC has the right to acquire by exercising a warrant that is exercisable within 60 days of March 31, 2015.

Security Ownership of Named Executive Officers and the Board of Directors

Name	Amount and Nature of Beneficial Ownership		Percent of Class
Lawrence D. Bain	2,050,000	(1)	7.4%
Jonathan T. Brohard	150,000		*
Lisa Jack	100,000		*
Leigh Feuerstein	—		*
Andrew Fishleder, M.D.	1,102		*
Michael Racy	—		*
Seth Singerman	—		*
Lori Wittman	—		*
Jay Wolf	—		*

All directors and executive officers as a group (9 persons)	2,301,102		8.3%

*Less than 1% of the number of shares of common stock outstanding

1.
Includes 50,000 shares held by Mr. Bain, 850,000 shares of restricted stock subject to vesting and other restrictions, but with voting rights as to all shares as of the date of that agreement, 150,000 shares that Mr. Bain has the right to acquire by exercising options that are exercisable within 60 days of March 31, 2015, and 1,000,000 shares that an affiliate of Mr. Bain has the right to acquire by exercising options that are exercisable within 60 days of March 31, 2015.

2.	Reflect the award of shares of restricted stock which are subject to vesting and other restrictions, but with voting rights as to all shares as of the date of that agreement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Sale of Cumulative Convertible Series B Preferred Shares

In July 2014, the Company entered into certain agreements with SRE Monarch, LLC (“SRE Monarch”) in connection with the sale by the Company to SRE Monarch of 5,595,148 shares of the Company’s Series B-2 Cumulative Convertible Preferred Stock, $0.01 par value per share at a conversion price to common stock of $3.2171 per share, for a total purchase price of $18,000,151. Seth Singerman, a director of the Company and the Series B-2 Director Designee, is the sole member and manager of SRE Management GP which serves as the general partner of SRE Management. SRE Management is the investment manager of SRE Monarch. Also in July 2014, the Company entered into certain agreements with Juniper NVM, LLC (“Juniper NVM”) and JCP Realty Partners, LLC (“JCP Realty Partners”, and together with Juniper NVM, the “Juniper Entities”) in connection with the sale by the Company to the Juniper Entities of 2,424,394 shares of the Company’s Series B-1 Preferred Stock in exchange for the Exchanged Shares. The Juniper Entities also purchased an additional 180,458 shares of Series B-1 Cumulative Preferred Stock, $0.01 par value per share at a conversion price to common stock of $3.2171 per share, for a total purchase price of $580,552. Jay Wolf, a director of the Company and the Series B-1 Director Designee, is the managing member of Juniper Capital Partners, LLC, the managing member for each of Juniper NVM and JCP Realty Partners. The agreements relating to these transactions contains various representations, covenants, warranties and other obligations and terms that are common in transactions of this nature. The Company used the proceeds from the sale of these shares along with Company-contributed capital to pay down other indebtedness of the Company.

Consulting Services Agreement with JCP Realty Advisors

    In July 2014, in connection with the above-referenced sales of preferred stock, the Company entered into a Consulting Services Agreement (the “Consulting Agreement”) with JCP Realty Advisors pursuant to which JCP Realty Advisors provides certain consulting services relating to, among other things, identifying, structuring, and analyzing investment opportunities, including assisting the Company manage and liquidate assets, including non-performing assets. The initial term of the Consulting Agreement is three years and is automatically renewable for an additional two years unless notice of termination is provided at least 270 days prior to the end of the then current term. The Company pays JCP Realty Advisors an annual base consulting fee of $600,000 which may be adjusted upward but not downward during the term of the Consulting Agreement plus additional fees in connection with (i) loans made by the Company or its affiliates to persons or opportunities arising through the efforts of JCP Realty Advisors and (ii) legacy fee payments derived from the value of the disposition of certain assets held by the Company as of December 31, 2010, if such assets are sold at values in excess of 110% of their carrying value as of December 31, 2010. The Company has paid JCP Realty Advisors an aggregate of $0.8 million in fiscal 2014 under the Consulting Agreement., of which $0.15 million represented the base fee and $0.64 million represented legacy fees under the Consulting Agreement. Mr. Wolf is the Managing Member of JCP Realty Advisors.

ITH Partners Consulting Services Agreement

In April 2011, the Company and ITH Partners, LLC (“ITH Partners”) entered into an Amended and Restated Consulting Services Agreement (the “ITH Consulting Agreement”) pursuant to which ITH Partners agreed to provide the Company with certain consulting services relating to, among other things, strategic and business development matters, due diligence and analytical work with respect to the Company’s asset portfolio, prospective asset purchases and sales, services being provided by the Company’s valuation consultants, the analysis of various liquidity strategies (including debt and equity financing alternatives), governance issues, and insurance matters. Under the terms of the ITH Consulting Agreement, the Company was required to pay ITH “legacy asset fees” equal to 3% of the positive difference derived by subtracting (i) 110% of the Company’s December 31, 2010 valuation of any asset then owned by the Company from the (ii) the gross sales proceeds, if any, from sales of such asset (on a legacy asset by asset basis without any offset for losses realized on any individual asset sales). For fiscal 2014, the Company paid ITH Partners the aggregate amount of $1.6 million under the ITH Consulting Agreement consisting of base consulting fees of $493,000, legacy asset disposition fees of $850,000 and fees earned in connection with arranging financing for the Company of $247,000. Mr. Bain is the sole owner and manager of ITH Partners.

Termination of ITH Consulting Services Agreement

In July 2014, the Company and ITH Partners agreed to terminate the ITH Consulting Agreement pursuant to which the Company issued ITH Partners, LLC a warrant to purchase 1,000,000 shares of the Company’s common stock (the “ITH Warrant”). The ITH Warrant is exercisable for a ten (10) year term and the exercise price of the ITH Warrant is equal to fair market value of the Common Stock as of July 24, 2014 as determinable by the Company as of such date. Except for the issuance of the ITH Warrant, no termination fees or other remuneration were paid in connection with the termination of the ITH Agreement. Mr. Bain is the sole owner and manager of ITH Partners.

Termination of William Meris Employment Agreement

In July 2014, the Company and William Meris, the Company’s former Chief Executive Officer and President, entered into an Employment Separation and General Release Agreement (the “Meris Separation Agreement”). In connection therewith, the Company and Mr. Meris terminated that certain Employment Agreement dated April 20, 2011 between the Company and Mr. Meris, as amended (the “Meris Employment Agreement”). Pursuant to the Meris Separation Agreement, the Company agreed to pay Mr. Meris severance pay in the amount of $1,236,360, less required withholdings one-half payable within 10 days of the effective date of his resignation and the balance payable over 12 months on a pro rata monthly basis commencing in August 2014. The Company also agreed to re-price the options held by Mr. Meris such that their exercise price would be equal to fair value on his separation date and to provide Mr. Meris with certain additional benefits, including extended health insurance benefits. The Meris Separation Agreement also contained such continuing cooperation, non-disparagement, non-solicitation and indemnification provisions as are customary in agreements of this nature. The Company paid Mr. Meris a total of $1.1 million under the Meris Separation Agreement in fiscal 2014.

Issuance of Warrant to Juniper Capital Partners, LLC

In July 2014, the Company issued to Juniper Capital Partners, LLC a warrant to acquire 1,000,000 shares of the Company’s common stock (the “Juniper Warrant”). The Juniper Warrant is exercisable for a ten (10) year term and has an exercise price of $3.2171 per share. The Juniper Warrant is exercisable in cash, and subject to certain conditions may also be exercised on a cashless basis. Mr. Jay Wolf, a director of the Company and the Series B-1 Director Designee, is the managing member of Juniper Capital Partners, LLC.

Darak Restricted Stock Award Agreement

In July 2014, the Company entered into a Restricted Stock Award Agreement (“Darak RSA Agreement”), effective as of January 1, 2015, with Steve Darak, the Company’s chief financial officer at the time, pursuant to which the Company granted Mr. Darak an award of 250,000 restricted shares of Common Stock of the Company (the “Darak Stock Award”). The Darak RSA Agreement provides for vesting of the Darak Stock Award ratably over the three-year period beginning on January 1, 2015. In the event of a change of control, termination from the Company without cause, or death, Mr. Darak’s interest in all of the shares subject to the Darak Stock Award will become fully vested and non-forfeitable. Mr. Darak’s voluntary termination of his employment or a termination of his employment for cause by the Company shall result in any shares of the Darak Stock Award that are not vested or otherwise non-forfeitable being forfeited on such date.

Payoff Agreement with NWRA Ventures I, LLC

In April 2014, the Company entered into an agreement (the “Payoff Agreement”) with its senior lender, NWRA Ventures I, LLC (“NW Capital”), for the purpose of allowing for the Company’s early prepayment of the senior secured, convertible loan on or before May 30, 2014. Under the terms of the NW Capital loan agreement, NW Capital had substantial approval rights over our operations and NW Capital or its affiliates, upon conversion of the loan to the Company’s Series A preferred stock, which in turn is convertible into common stock, would beneficially own approximately 27.3% of the Company’s common stock without taking into account additional shares to which they NW Capital may have been entitled to receive as a result of deferred interest on its loan or paid-in-kind dividends on the Series A preferred stock. In addition, if NW Capital had converted the loan into Series A preferred stock, it would have held a majority of the Company’s outstanding preferred stock and effectively have the ability to control the appointment of two directors to our board of directors. As a result, of its substantial beneficial equity interest in us, NW Capital had considerable influence over our corporate affairs and actions, and they were deemed to be a related party for reporting purposes. The Payoff Agreement, as it was subsequently amended, among other things, established a prepayment amount of $80 million and required the repurchase by the Company of 319,484 shares of the Company’s stock held by NW Capital at a price equal to the original purchase price of such shares of $8.02 per share, which was $1.3 million above our stock’s estimated fair value as of December 31, 2013 of $4.12 per share.

Fourth Amendment to NW Capital Loan Agreement, Repurchase of Shares and Subsequent Payoff of NW Capital’s Loan

In July 2014, the Company and NW Capital entered into the Fourth Amendment to Loan Agreement (the “Fourth Amendment”) and First Amendment to Promissory Note (the “Note Amendment”, and collectively with the Fourth Amendment, the “Loan Modification Documents”) modifying the terms of the NW Capital original loan (as modified, the “Modified Loan”), which, among other things, extended the maturity date of the NW Capital loan and terminated the rights held by NW Capital to convert its loan into shares of the Company’s Series A Preferred. In connection with these transactions, the Company repurchased 319,484 shares of Class B Common Stock held by an affiliate of NW Capital for a cash payment of $2,565,149. In January 2105, the Company paid $36.0 million plus accrued interest to NW Capital to fully satisfy the loan.

Loan Agreement with SRE Monarch

In December 2014, the Company borrowed $5.0 million from SRE Monarch pursuant to a loan agreement for a non-revolving credit facility in an amount not to exceed $5.0 million (the “SRE Facility”). The Company used the proceeds under the SRE Facility to make a scheduled payment under the Company’s senior indebtedness to NW Capital SRE Monarch is a related party of Seth Singerman, one of the Company’s directors. Under the terms of the loan agreement, the SRE Facility matures on the 91st day after full repayment of the NW Capital loan, and all advanced amounts under the SRE Facility, including accrued interest and outstanding fees, are payable on the maturity date. The SRE Note bears interest at a per annum base rate of 16%. The Company also paid SRE Monarch a structuring fee of $100,000 at origination and agreed to pay a facility use fee, facility exit fee and certain other customary fees, costs and expenses at maturity. The total accrued interest and fees payable upon in connection with a timely payoff of the SRE Facility is $522,000.

March 2011 New World Realty Advisors, LLC Consulting Agreement

Effective March 2011, the Company entered into an agreement with New World Realty Advisors, LLC (“NWRA”), an affiliate of NW Capital, to provide certain consulting and advisory services in connection with the Company’s development and implementation of an interim recovery and workout plan and long-term strategic growth plan.  Fees under this agreement included a non-contingent monthly fee of $125,000 and a success fee component, plus out-of-pocket expenses. The success fee included a capital advisory fee and associated right of first offer to provide advisory services (subject to separate agreement), a development fee and associated right of first offer to serve as developer (subject to separate agreement), an origination fee equal to 1% of the total amount or gross purchase price of any loans made or asset acquired identified or underwritten by NWRA and a legacy asset performance fee equal to 10% of the positive difference between realized gross recovery value and 110% of the December 31, 2010 carrying value, calculated on a per REO or loan basis.  No offsets between positive and negative differences are allowed. During each of the years ended December 31, 2014 and 2013, NWRA earned base management fees of approximately $1.5 million and legacy asset fees totaling $0.3 million and $0.5 million, respectively. NWRA also earned an origination fee of $0.4 million during the year ended December 31, 2013. This Agreement was terminated in 2014 and there will be no further payments made thereunder.

June 2011 Juniper Capital Partners, LLC Consulting Agreement

In June 2011, the Company entered into a consulting agreement with Juniper Capital, which at the time was an affiliate of NW Capital, pursuant to which the Company engaged Juniper Capital to provide certain consulting services with respect to, among other things, strategic and business development matters, the structuring and capitalization of special purpose entities, and leveraging relationships to access market opportunities. During each of the years ended December 31, 2014 and 2013, the Company paid $0.3 million to Juniper Capital under this agreement. This agreement was terminated in July 2014 and there will be no further payments made thereunder. Mr. Wolf, one of our directors, was the managing member of Juniper Capital at the time of these payments.

Jack and Brohard Restricted Stock Agreements

Effective in January 2015, the Company entered into a Restricted Stock Award Agreement with each of Lisa Jack, the Company’s Chief Financial Officer (“Jack RSA Agreement”) and Jonathan Brohard, the Company’s Executive Vice President and General Counsel (“Brohard RSA Agreement”) in connection with their employment agreements, pursuant to which the Company granted Ms. Jack an award of 100,000 restricted shares of Common Stock of the Company (the “Jack Stock Award”) and Mr. Brohard an award of 150,000 restricted shares of Common Stock of the Company (the “Brohard Stock Award”) . The Jack RSA Agreement and Brohard RSA Agreement provides for vesting of their respective stock award ratably over the three-year period beginning on January 7, 2015.

Certain Relationships and Related Person Transactions

We give careful attention to related person transactions because they may present the potential for conflicts of interest. We refer to “related person transactions” as those transactions, arrangements, or relationships in which:

•	we were, are or are to be a participant;

•	the amount involved exceeds $120,000; and

•	any of our directors, director nominees, executive officers or greater-than five percent stockholders (or any of their immediate families) had or will have a direct or indirect material interest.

To identify related person transactions in advance, we rely on information supplied by our executive officers, directors and certain significant stockholders. Our Audit Committee reviews all related person transactions identified by us. The Audit Committee approves or ratifies only those related person transactions that are determined by it to be, under all of the circumstances, in the best interest of the Company and its stockholders.

In December 2014, the Company borrowed $5.0 million from SRE Monarch pursuant to a loan agreement for a non-revolving credit facility in an amount not to exceed $5.0 million (the “SRE Facility”). The Company used the proceeds under the SRE Facility to make a scheduled payment under the Company’s senior indebtedness to NW Capital SRE Monarch is a related party of Seth Singerman, one of the Company’s directors. Under the terms of the loan agreement, the SRE Facility matures on the 91st day after full repayment of the NW Capital loan, and all advanced amounts under the SRE Facility, including accrued interest and outstanding fees, are payable on the maturity date. The SRE Note bears interest at a per annum base rate of 16%. The Company also paid SRE Monarch a structuring fee of $100,000 at origination and agreed to pay a facility use fee, facility exit fee and certain other customary fees, costs and expenses at maturity. The total accrued interest and fees payable upon in connection with a timely payoff of the SRE Facility is $522,000.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

We have appointed BDO USA, LLP as the independent registered public accountants to audit our consolidated financial statements for the fiscal year ended December 31, 2014. BDO USA, LLP has served as our independent registered public accounting firm since 2006.

Audit Fees.  Fees for audit services to BDO USA, LLP totaled approximately $0.7 million and $1.0 million for the years ended December 31, 2014 and 2013, respectively. Fees include those associated with annual audit services, the review of our quarterly reports on Form 10-Q, and assistance with and review of documents to be filed with the SEC.

Audit-Related Fees.  We neither incurred nor paid any fees for audit-related services to BDO USA, LLP in 2014 or 2013.  Audit-related services principally include due diligence, consents and assistance with review of documents pertaining to acquisitions.

Tax Fees.  We neither incurred nor paid any fees for tax-related services to BDO USA, LLP in 2014 or 2013.

All Other Fees.  No other fees for any other services not included above were incurred in 2014 or 2013.

The board of directors must pre-approve all audit and permitted non-audit services to be provided by our principal independent registered public accounting firm. Each year, the board of directors approves the retention of the independent registered public accounting firm to audit our financial statements, including the associated fees All of the services described above were approved by the board of directors. The board of directors has considered whether the provisions of such services, including non-audit services, by BDO USA, LLP is compatible with maintaining BDO USA, LLP’s independence and has concluded that it is.

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

3.3
Certificate of Designation for of Series B-1 Cumulative Convertible Preferred Stock and Series B-2 Cumulative Convertible Preferred Stock (filed as Exhibit 3.1 to Current Report on Form 8-K filed on July 29, 2014 and incorporated by reference).

4.1
Investors’ Rights Agreement by and among IMH Financial Corporation, JCP Realty Partners, LLC, Juniper NVM, LLC and SRE Monarch, LLC, dated July 24, 2014 (filed as Exhibit 4.1 to Current Report on Form 8-K on July 29, 2014 and incorporated herein by reference).

8.1
Final Results of Class Action Settlement Offerings dated April 28, 2014 Reported on Form 8-K on April 30, 2014 (filed as Exhibit 8.1 to Current Report on Form 10-Q filed on May 15, 2014 and incorporated herein by reference).

10.1 (1)
Indemnification Agreement, by and between Shane Albers and IMH Financial Corporation (filed as Exhibit 10.1 to Quarterly Report on Form 10-Q filed on November 22, 2010 and incorporated herein by reference).

10.2 (1)
Indemnification Agreement, by and between William Meris and IMH Financial Corporation (filed as Exhibit 10.2 to Quarterly Report on Form 10-Q filed on November 22, 2010 and incorporated herein by reference).

10.3 (1)
Indemnification Agreement, by and between Steven Darak and IMH Financial Corporation (filed as Exhibit 10.3 to Quarterly Report on Form 10-Q filed on November 22, 2010 and incorporated herein by reference).

10.4 (1)
Amended and Restated Consulting Agreement by and between IMH Financial Corporation and ITH Partners, LLC (filed as Exhibit 10.5 to Current Report on Form 8-K on April 26, 2011 and incorporated herein by reference).

10.5	Consulting Services Agreement with Juniper Capital Partners, LLC (filed as Exhibit 10.3 to Current Report on Form 8-K on June 13, 2011 and incorporated herein by reference).

10.6†††	Amended and Restated Sedona Agreement dated March 28, 2013 (filed as Exhibit 10.1 on Form 8-K/A on December 9, 2013 and incorporated by reference).

10.7	2010 IMH Financial Corporation Employee Stock Incentive Plan (filed as Exhibit 4.1 to Report on Form 8-K filed on June 23, 2010 and incorporated herein by reference).

10.8
Agreement to Prepay Senior Secured Convertible Loan dated April 9, 2014 Reported on Form 8-K on April 9, 2014 (filed as Exhibit 1.1 to Current Report on Form 10-Q on May 15, 2014 and incorporated herein by reference).

10.9
Fourth Amendment to Loan Agreement between IMH Financial Corporation and NWRA Ventures I, LLC, dated July 24, 2014 (filed as Exhibit 10.1 to Current Report on Form 8-K on July 29, 2014 and incorporated herein by reference).

10.10
First Amendment to Promissory Note between IMH Financial Corporation and NWRA Ventures I, LLC, dated July 24, 2014 (filed as Exhibit 10.2 to Current Report on Form 8-K on July 29, 2014 and incorporated herein by reference).

10.11
Redemption Agreement between IMH Financial Corporation and Desert Stock Acquisition I, LLC, dated July 24, 2014 (filed as Exhibit 10.3 to Current Report on Form 8-K on July 29, 2014 and incorporated herein by reference).

10.12
Series B-2 Cumulative Convertible Preferred Stock Subscription Agreement between IMH Financial Corporation and SRE Monarch, LLC, dated July 24, 2014 (filed as Exhibit 10.4 to Current Report on Form 8-K on July 29, 2014 and incorporated herein by reference).

10.13
Series B-1 Cumulative Convertible Preferred Stock Exchange and Subscription Agreement between IMH Financial Corporation, Juniper NVM, LLC and JCP Realty Partners, LLC, dated July 24, 2014 (filed as Exhibit 10.5 to Current Report on Form 8-K on July 29, 2014 and incorporated herein by reference).

10.14
SRE Fee Agreement between IMH Financial Corporation and SRE Monarch, LLC, dated July 24, 2014 (filed as Exhibit 10.6 to Current Report on Form 8-K on July 29, 2014 and incorporated herein by reference).

10.15
Consulting Agreement between IMH Financial Corporation and JCP Realty Advisors, LLC, dated July 24, 2014 (filed as Exhibit 10.7 to Current Report on Form 8-K on July 29, 2014 and incorporated herein by reference).

10.16(1)
Executive Employment Agreement between IMH Financial Corporation and Lawrence D. Bain dated July 24, 2014 (filed as Exhibit 10.8 to Current Report on Form 8-K on July 29, 2014 and incorporated herein by reference).

10.17(1)
Restricted Stock Award Agreement between IMH Financial Corporation and Steve Darak, dated July 28, 2014 (filed as Exhibit 10.9 to Current Report on Form 8-K on July 29, 2014 and incorporated herein by reference).

10.18	Form of IMH Financial Corporation Indemnification Agreement (filed as Exhibit 10.10 to Current Report on Form 8-K on July 29, 2014 and incorporated herein by reference).

10.19
Form of IMH Financial Corporation Indemnification Agreement by and between IMH Financial Corporation and Seth Singerman, dated July 24, 2014 (filed as Exhibit 10.11 to Current Report on Form 8-K on July 29, 2014 and incorporated herein by reference).

10.20(1)
Employment Separation and General Release Agreement between IMH Financial Corporation and William Meris, dated July 24, 2014 (filed as Exhibit 10.12 to Current Report on Form 8-K/A on August 1, 2014 and incorporated herein by reference).

10.21
Negotiated Payoff Agreement, effective April 3, 2014, between NWRA Ventures I, LLC and IMH Financial Corporation (filed as Exhibit 10.13 to Current Report on Form 8-K/A on July 30, 2014 and incorporated herein by reference).

10.22
Sixteenth Amendment to Negotiated Payoff Agreement, effective as of July 9, 2014, between NWRA Ventures I, LLC and IMH Financial Corporation (filed as Exhibit 10.14 to Current Report on Form 8-K/A on July 30, 2014 and incorporated herein by reference).

10.23
Seventeenth Amendment to Negotiated Payoff Agreement, effective as of July 21, 2014, between NWRA Ventures I, LLC and IMH Financial Corporation (filed as Exhibit 10.15 to Current Report on Form 8-K/A on July 30, 2014 and incorporated herein by reference).

10.24
Eighteenth Amendment to Negotiated Payoff Agreement, effective as of July 23, 2014, between NWRA Ventures I, LLC and IMH Financial Corporation (filed as Exhibit 10.16 to Current Report on Form 8-K/A on July 30, 2014 and incorporated herein by reference).

10.25
Amended and Restated Limited Liability Company Agreement of Southwest Acquisitions, LLC, dated as of October 20, 2014 (filed as Exhibit 10.1 to Current Report on Form 8-K/A filed on October 24, 2014 incorporated by reference).

10.26
Construction Loan Agreement between IMH Gabella, LLC and Bank of the Ozarks, dated October 20, 2014 (filed as Exhibit 10.2 to Current Report on Form 8-K/A filed on October 24, 2014 incorporated by reference).

10.27	Promissory Note of IMH Gabella, LLC in favor of Bank of the Ozarks, dated October 20, 2014 (filed as Exhibit 10.3 to Current Report on Form 8-K/A filed on October 24, 2014 incorporated by reference).

10.28
Completion Guaranty of IMH Financial Corporation in favor of Bank of the Ozarks, dated October 20, 2014 (filed as Exhibit 10.4 to Current Report on Form 8-K/A filed on October 24, 2014 incorporated by reference).

10.29
Repayment Guaranty of IMH Financial Corporation in favor of Bank of the Ozarks, dated October 20, 2014 (filed as Exhibit 10.5 to Current Report on Form 8-K/A filed on October 24, 2014 incorporated by reference).

10.30(1)
Executive Employment Agreement between IMH Financial Corporation and Steven T. Darak with an effective date of July 24, 2014 (filed as Exhibit 10.1 to Current Report on Form 8-K filed on November 17, 2014 and incorporated herein by reference).

10.31(1)	IMH Financial Corporation Annual Incentive Plan (filed as Exhibit 10.2 to Current Report on Form 8-K filed on November 17, 2014 and incorporated herein by reference).

10.32(1)	2014 IMH Financial Corporation Non-Employee Director Compensation Plan (filed as Exhibit 10.3 to Current Report on Form 8-K filed on November 17, 2014 and incorporated herein by reference).

10.33
Loan Agreement between IMH Financial Corporation and SRE Monarch Lending, LLC, dated December 31, 2014 (filed as Exhibit 10.1 to Current Report on Form 8-K filed on January 7, 2015 incorporated by reference).

10.34	Promissory Note of IMH Financial Corporation, dated December 31, 2014 (filed as Exhibit 10.2 to Current Report on Form 8-K filed on January 7, 2015 incorporated by reference).

10.35(1)
Executive Employment Agreement between IMH Financial Corporation and Lisa Jack with an effective date of January 21, 2015 (filed as Exhibit 10.1 to Current Report on Form 8-K filed on January 27, 2015 incorporated by reference).

10.36(1)
Executive Employment Agreement between IMH Financial Corporation and Jonathan Brohard with an effective date of January 21, 2015 (filed as Exhibit 10.2 to Current Report on Form 8-K filed on January 27, 2015 incorporated by reference).

10.37*††(1)	Form of Restricted Stock Award Agreements

10.38
Loan Agreement among AZ-Waters Edge, LLC, Oasis Indian Bend LLC, HL Newco, LLC, NT 233 Oak Creek Lots, LLC, CA-Daley, LLC, IMH LR Real Estate, LLC, IMH LR Clubhouse, LLC, Southwest Acquisitions, LLC, IMH Special Asset NT 139, LLC, Buena Yuma, LLC, IMH Special Asset NT 140 (collectively, As Borrower) and Calmwater Capital 3, LLC, dated January 23, 2015 (filed as Exhibit 10.3 to Current Report on Form 8-K/A filed on January 30, 2015 incorporated by reference).

10.39
Promissory Note among AZ-Waters Edge, LLC, Oasis Indian Bend LLC, HL Newco, LLC, NT 233 Oak Creek Lots, LLC, CA-Daley, LLC, IMH LR Real Estate, LLC, IMH LR Clubhouse, LLC, Southwest Acquisitions, LLC, IMH Special Asset NT 139, LLC, Buena Yuma, LLC, IMH Special Asset NT 140 (collectively, As Borrower) and Calmwater Capital 3, LLC, dated January 23, 2015 (filed as Exhibit 10.4 to Current Report on Form 8-K/A filed on January 30, 2015 incorporated by reference)

10.40
Loan Agreement among IMH Holdings 2, LLC and Calmwater Capital 3, LLC, dated January 23, 2015 (filed as Exhibit 10.5 to Current Report on Form 8-K/A filed on January 30, 2015 incorporated by reference).

10.41
Promissory Note among IMH Holdings 2, LLC and Calmwater Capital 3, LLC, dated January 23, 2015 (filed as Exhibit 10.6 to Current Report on Form 8-K/A filed on January 30, 2015 incorporated by reference).

10.42
Indemnity and Guaranty Agreement by IMH Financial Corporation in favor of Calmwater Capital 3, LLC, dated January 23, 2015 (Asset Loan 1) (filed as Exhibit 10.8 to Current Report on Form 8-K/A filed on January 30, 2015 incorporated by reference).

10.43
Indemnity and Guaranty Agreement by IMH Financial Corporation in favor of Calmwater Capital 3, LLC, dated January 23, 2015 (Asset Loan 2) (filed as Exhibit 10.9 to Current Report on Form 8-K/A filed on January 30, 2015 incorporated by reference).

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

99.1	Memorandum of Understanding (filed as Exhibit 99.1 to Current Report on Form 8-K on February 6, 2012 and incorporated herein by reference).
___________	__________________________________________________
*	Filed herewith.

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

Date:	March 30, 2015	IMH FINANCIAL CORPORATION

		By:	/s/ Lisa Jack
Lisa Jack
Chief Financial Officer

KNOW ALL MEN BY THESE PRESENTS, that Lawrence Bain, whose signature appears below constitutes and appoints Lisa Jack his true and lawful attorney-in-fact and agent, for such person in any and all capacities, to sign any amendments to this report and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or substitute or substitutes, may do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Lawrence D. Bain	Chief Executive Officer and Chairman	March 30, 2015
Lawrence D. Bain	(Principal Executive Officer)

/s/ Lisa Jack	Chief Financial Officer (Principal Financial Officer	March 30, 2015
Lisa Jack	and Principal Accounting Officer)

/s/ Leigh Feuerstein	Director	March 30, 2015
Leigh Feuerstein

/s/ Andrew Fishleder, M.D.	Director	March 30, 2015
Andrew Fishleder, M.D.

/s/ Michael M. Racy	Director	March 30, 2015
Michael M. Racy

/s/ Seth Singerman	Director	March 30, 2015
Seth Singerman

/s/ Lori Wittman	Director	March 30, 2015
Lori Wittman

/s/ Jay Wolf	Director	March 30, 2015
Jay Wolf

Exhibit Index

Exhibit No.	Description of Document

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

3.3
Certificate of Designation for of Series B-1 Cumulative Convertible Preferred Stock and Series B-2 Cumulative Convertible Preferred Stock (filed as Exhibit 3.1 to Current Report on Form 8-K filed on July 29, 2014 and incorporated by reference).

4.1
Investors’ Rights Agreement by and among IMH Financial Corporation, JCP Realty Partners, LLC, Juniper NVM, LLC and SRE Monarch, LLC, dated July 24, 2014 (filed as Exhibit 4.1 to Current Report on Form 8-K on July 29, 2014 and incorporated herein by reference).

8.1
Final Results of Class Action Settlement Offerings dated April 28, 2014 Reported on Form 8-K on April 30, 2014 (filed as Exhibit 8.1 to Current Report on Form 10-Q filed on May 15, 2014 and incorporated herein by reference).

10.1 (1)
Indemnification Agreement, by and between Shane Albers and IMH Financial Corporation (filed as Exhibit 10.1 to Quarterly Report on Form 10-Q filed on November 22, 2010 and incorporated herein by reference).

10.2 (1)
Indemnification Agreement, by and between William Meris and IMH Financial Corporation (filed as Exhibit 10.2 to Quarterly Report on Form 10-Q filed on November 22, 2010 and incorporated herein by reference).

10.3 (1)
Indemnification Agreement, by and between Steven Darak and IMH Financial Corporation (filed as Exhibit 10.3 to Quarterly Report on Form 10-Q filed on November 22, 2010 and incorporated herein by reference).

10.4 (1)
Amended and Restated Consulting Agreement by and between IMH Financial Corporation and ITH Partners, LLC (filed as Exhibit 10.5 to Current Report on Form 8-K on April 26, 2011 and incorporated herein by reference).

10.5	Consulting Services Agreement with Juniper Capital Partners, LLC (filed as Exhibit 10.3 to Current Report on Form 8-K on June 13, 2011 and incorporated herein by reference).

10.6†††	Amended and Restated Sedona Agreement dated March 28, 2013 (filed as Exhibit 10.1 on Form 8-K/A on December 9, 2013 and incorporated by reference).

10.7	2010 IMH Financial Corporation Employee Stock Incentive Plan (filed as Exhibit 4.1 to Report on Form 8-K filed on June 23, 2010 and incorporated herein by reference).

10.8
Agreement to Prepay Senior Secured Convertible Loan dated April 9, 2014 Reported on Form 8-K on April 9, 2014 (filed as Exhibit 1.1 to Current Report on Form 10-Q on May 15, 2014 and incorporated herein by reference).

10.9
Fourth Amendment to Loan Agreement between IMH Financial Corporation and NWRA Ventures I, LLC, dated July 24, 2014 (filed as Exhibit 10.1 to Current Report on Form 8-K on July 29, 2014 and incorporated herein by reference).

10.10
First Amendment to Promissory Note between IMH Financial Corporation and NWRA Ventures I, LLC, dated July 24, 2014 (filed as Exhibit 10.2 to Current Report on Form 8-K on July 29, 2014 and incorporated herein by reference).

10.11
Redemption Agreement between IMH Financial Corporation and Desert Stock Acquisition I, LLC, dated July 24, 2014 (filed as Exhibit 10.3 to Current Report on Form 8-K on July 29, 2014 and incorporated herein by reference).

10.12
Series B-2 Cumulative Convertible Preferred Stock Subscription Agreement between IMH Financial Corporation and SRE Monarch, LLC, dated July 24, 2014 (filed as Exhibit 10.4 to Current Report on Form 8-K on July 29, 2014 and incorporated herein by reference).

10.13
Series B-1 Cumulative Convertible Preferred Stock Exchange and Subscription Agreement between IMH Financial Corporation, Juniper NVM, LLC and JCP Realty Partners, LLC, dated July 24, 2014 (filed as Exhibit 10.5 to Current Report on Form 8-K on July 29, 2014 and incorporated herein by reference).

10.14
SRE Fee Agreement between IMH Financial Corporation and SRE Monarch, LLC, dated July 24, 2014 (filed as Exhibit 10.6 to Current Report on Form 8-K on July 29, 2014 and incorporated herein by reference).

10.15
Consulting Agreement between IMH Financial Corporation and JCP Realty Advisors, LLC, dated July 24, 2014 (filed as Exhibit 10.7 to Current Report on Form 8-K on July 29, 2014 and incorporated herein by reference).

10.16(1)
Executive Employment Agreement between IMH Financial Corporation and Lawrence D. Bain dated July 24, 2014 (filed as Exhibit 10.8 to Current Report on Form 8-K on July 29, 2014 and incorporated herein by reference).

10.17(1)
Restricted Stock Award Agreement between IMH Financial Corporation and Steve Darak, dated July 28, 2014 (filed as Exhibit 10.9 to Current Report on Form 8-K on July 29, 2014 and incorporated herein by reference).

10.18	Form of IMH Financial Corporation Indemnification Agreement (filed as Exhibit 10.10 to Current Report on Form 8-K on July 29, 2014 and incorporated herein by reference).

10.19
Form of IMH Financial Corporation Indemnification Agreement by and between IMH Financial Corporation and Seth Singerman, dated July 24, 2014 (filed as Exhibit 10.11 to Current Report on Form 8-K on July 29, 2014 and incorporated herein by reference).

10.20(1)
Employment Separation and General Release Agreement between IMH Financial Corporation and William Meris, dated July 24, 2014 (filed as Exhibit 10.12 to Current Report on Form 8-K/A on August 1, 2014 and incorporated herein by reference).

10.21
Negotiated Payoff Agreement, effective April 3, 2014, between NWRA Ventures I, LLC and IMH Financial Corporation (filed as Exhibit 10.13 to Current Report on Form 8-K/A on July 30, 2014 and incorporated herein by reference).

10.22
Sixteenth Amendment to Negotiated Payoff Agreement, effective as of July 9, 2014, between NWRA Ventures I, LLC and IMH Financial Corporation (filed as Exhibit 10.14 to Current Report on Form 8-K/A on July 30, 2014 and incorporated herein by reference).

10.23
Seventeenth Amendment to Negotiated Payoff Agreement, effective as of July 21, 2014, between NWRA Ventures I, LLC and IMH Financial Corporation (filed as Exhibit 10.15 to Current Report on Form 8-K/A on July 30, 2014 and incorporated herein by reference).

10.24
Eighteenth Amendment to Negotiated Payoff Agreement, effective as of July 23, 2014, between NWRA Ventures I, LLC and IMH Financial Corporation (filed as Exhibit 10.16 to Current Report on Form 8-K/A on July 30, 2014 and incorporated herein by reference).

10.25
Amended and Restated Limited Liability Company Agreement of Southwest Acquisitions, LLC, dated as of October 20, 2014 (filed as Exhibit 10.1 to Current Report on Form 8-K/A filed on October 24, 2014 incorporated by reference).

10.26
Construction Loan Agreement between IMH Gabella, LLC and Bank of the Ozarks, dated October 20, 2014 (filed as Exhibit 10.2 to Current Report on Form 8-K/A filed on October 24, 2014 incorporated by reference).

10.27	Promissory Note of IMH Gabella, LLC in favor of Bank of the Ozarks, dated October 20, 2014 (filed as Exhibit 10.3 to Current Report on Form 8-K/A filed on October 24, 2014 incorporated by reference).

10.28
Completion Guaranty of IMH Financial Corporation in favor of Bank of the Ozarks, dated October 20, 2014 (filed as Exhibit 10.4 to Current Report on Form 8-K/A filed on October 24, 2014 incorporated by reference).

10.29
Repayment Guaranty of IMH Financial Corporation in favor of Bank of the Ozarks, dated October 20, 2014 (filed as Exhibit 10.5 to Current Report on Form 8-K/A filed on October 24, 2014 incorporated by reference).

10.30(1)
Executive Employment Agreement between IMH Financial Corporation and Steven T. Darak with an effective date of July 24, 2014 (filed as Exhibit 10.1 to Current Report on Form 8-K filed on November 17, 2014 and incorporated herein by reference).

10.31(1)	IMH Financial Corporation Annual Incentive Plan (filed as Exhibit 10.2 to Current Report on Form 8-K filed on November 17, 2014 and incorporated herein by reference).

10.32(1)	2014 IMH Financial Corporation Non-Employee Director Compensation Plan (filed as Exhibit 10.3 to Current Report on Form 8-K filed on November 17, 2014 and incorporated herein by reference).

10.33
Loan Agreement between IMH Financial Corporation and SRE Monarch Lending, LLC, dated December 31, 2014 (filed as Exhibit 10.1 to Current Report on Form 8-K filed on January 7, 2015 incorporated by reference).

10.34	Promissory Note of IMH Financial Corporation, dated December 31, 2014 (filed as Exhibit 10.2 to Current Report on Form 8-K filed on January 7, 2015 incorporated by reference).

10.35(1)
Executive Employment Agreement between IMH Financial Corporation and Lisa Jack with an effective date of January 21, 2015 (filed as Exhibit 10.1 to Current Report on Form 8-K filed on January 27, 2015 incorporated by reference).

10.36(1)
Executive Employment Agreement between IMH Financial Corporation and Jonathan Brohard with an effective date of January 21, 2015 (filed as Exhibit 10.2 to Current Report on Form 8-K filed on January 27, 2015 incorporated by reference).

10.37*††(1)	Form of Restricted Stock Award Agreements

10.38
Loan Agreement among AZ-Waters Edge, LLC, Oasis Indian Bend LLC, HL Newco, LLC, NT 233 Oak Creek Lots, LLC, CA-Daley, LLC, IMH LR Real Estate, LLC, IMH LR Clubhouse, LLC, Southwest Acquisitions, LLC, IMH Special Asset NT 139, LLC, Buena Yuma, LLC, IMH Special Asset NT 140 (collectively, As Borrower) and Calmwater Capital 3, LLC, dated January 23, 2015 (filed as Exhibit 10.3 to Current Report on Form 8-K/A filed on January 30, 2015 incorporated by reference).

10.39
Promissory Note among AZ-Waters Edge, LLC, Oasis Indian Bend LLC, HL Newco, LLC, NT 233 Oak Creek Lots, LLC, CA-Daley, LLC, IMH LR Real Estate, LLC, IMH LR Clubhouse, LLC, Southwest Acquisitions, LLC, IMH Special Asset NT 139, LLC, Buena Yuma, LLC, IMH Special Asset NT 140 (collectively, As Borrower) and Calmwater Capital 3, LLC, dated January 23, 2015 (filed as Exhibit 10.4 to Current Report on Form 8-K/A filed on January 30, 2015 incorporated by reference).

10.40
Loan Agreement among IMH Holdings 2, LLC and Calmwater Capital 3, LLC, dated January 23, 2015 (filed as Exhibit 10.5 to Current Report on Form 8-K/A filed on January 30, 2015 incorporated by reference).

10.41
Promissory Note among IMH Holdings 2, LLC and Calmwater Capital 3, LLC, dated January 23, 2015 (filed as Exhibit 10.6 to Current Report on Form 8-K/A filed on January 30, 2015 incorporated by reference).

10.42
Indemnity and Guaranty Agreement by IMH Financial Corporation in favor of Calmwater Capital 3, LLC, dated January 23, 2015 (Asset Loan 1) (filed as Exhibit 10.8 to Current Report on Form 8-K/A filed on January 30, 2015 incorporated by reference).

10.43
Indemnity and Guaranty Agreement by IMH Financial Corporation in favor of Calmwater Capital 3, LLC, dated January 23, 2015 (Asset Loan 2) (filed as Exhibit 10.9 to Current Report on Form 8-K/A filed on January 30, 2015 incorporated by reference).

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

99.1	Memorandum of Understanding (filed as Exhibit 99.1 to Current Report on Form 8-K on February 6, 2012 and incorporated herein by reference).
___________	_____________________________________
*	Filed herewith.

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

IMH FINANCIAL CORPORATION

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
IMH Financial Corporation
Scottsdale, Arizona

We have audited the accompanying consolidated balance sheets of IMH Financial Corporation (the "Company") as of December 31, 2014 and 2013 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule listed in the accompanying index. These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of IMH Financial Corporation at December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ BDO USA, LLP

Phoenix, Arizona

March 30, 2015

IMH FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS
December 31, 2014 and 2013
(In thousands, except share data)

	December 31,
	2014	2013

ASSETS
Cash and Cash Equivalents	$1,915	$7,875
Restricted Cash and Cash Equivalents	2,573	5,777
Mortgage Loans Held for Sale, Net	24,539	12,541
Real Estate Acquired through Foreclosure Held for Sale	53,686	86,562
Real Estate Acquired through Foreclosure Held for Development	8,205	12,262
Operating Properties Acquired through Foreclosure	83,481	103,683
Deferred Financing Costs, Net	754	3,733
Other Receivables	2,816	983
Other Assets	3,149	3,159
Property and Equipment, Net	654	826

Total Assets	$181,772	$237,401

LIABILITIES
Accounts Payable and Accrued Expenses	$6,079	$7,085
Accrued Property Taxes	785	1,084
Accrued Interest Payable	1,635	2,974
Customer Deposits and Funds Held for Others	2,064	2,331
Convertible Notes Payable and Deferred Interest, Net of Discount	—	54,975
Notes Payable, Net of Discount	69,010	46,043
Note Payable to Related Party	5,000	—
Capital Lease Obligation	1,199	1,251
Special Assessment Obligations	4,981	5,339
Exit Fee Payable	—	10,448

Total Liabilities	90,753	131,530

Fair Value of Puttable Shares Pursuant to Legal Settlement	—	4,871
Redeemable Convertible Preferred Stock, $.01 par value; 100,000,000 shares authorized; 8,200,000 and 0 shares issued and outstanding at December 31, 2014 and 2013, respectively; liquidation preference of $39,570	27,329	—

Commitments and Contingent Liabilities

STOCKHOLDERS' EQUITY
Common stock, $.01 par value; 200,000,000 shares authorized; 16,873,880 shares issued at December 31, 2014 and 2013; 15,244,062 and 16,832,221 shares outstanding at December 31, 2014 and 2013, respectively	169	169
Treasury stock at cost, 1,629,818 and 41,659 shares at December 31, 2014 and 2013, respectively	(5,948)	(172)
Paid-in Capital	726,189	720,150
Accumulated Deficit	(656,720)	(619,147)
Total Stockholders' Equity	63,690	101,000

Total Liabilities and Stockholders' Equity	$181,772	$237,401

The accompanying notes are an integral part of these consolidated financial statements

IMH FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended December 31, 2014, 2013 and 2012

(In thousands, except share data)

	Years Ended December 31,
	2014	2013	2012

REVENUE:
Operating Property Revenue	$27,313	$17,140	$3,485
Investment and Other Income	1,759	5,403	195
Mortgage Loan Income, Net	2,355	783	1,084
Total Revenue	31,427	23,326	4,764

OPERATING EXPENSES:
Operating Property Direct Expenses (exclusive of Interest and Depreciation)	22,500	14,406	4,194
Expenses for Non-Operating Real Estate Owned	1,908	2,145	3,206
Professional Fees	7,946	7,260	5,941
General and Administrative Expenses	8,422	5,746	6,397
Interest Expense	17,023	19,176	15,215
Debt Termination Charge	22,359	—	—
Depreciation and Amortization Expense	3,432	3,055	2,551
Settlement and Related Costs	—	6,109	2,563
Total Operating Expenses	83,590	57,897	40,067

GAIN ON DISPOSAL, RECOVERY OF CREDIT LOSSES AND IMPAIRMENT CHARGES
Gain on Disposal of Assets	(16,482)	(1,430)	(989)
Recovery of Credit Losses, Net	(2,804)	(8,039)	(2,122)
Impairment of Real Estate Owned	4,696	1,103	—
Total Gain on Disposal of Assets, Recovery of Credit Losses and Impairment Charges	(14,590)	(8,366)	(3,111)

Loss before Income Taxes	(37,573)	(26,205)	(32,192)

Provision for Income Taxes	—	—	—

NET LOSS	(37,573)	(26,205)	(32,192)

Cash Dividends on Redeemable Convertible Preferred Stock	(938)	—	—
Deemed Dividends on Redeemable Convertible Preferred Stock	(949)	—	—

Net Loss Attributable to Common Shareholders	$(39,460)	$(26,205)	$(32,192)

Basic and Diluted Net Loss per Share Attributable to Common Shareholders
Net Loss per Common Share	$(2.49)	$(1.55)	$(1.91)
Weighted Average Common Shares Outstanding	15,829,294	16,869,645	16,873,880

The accompanying notes are an integral part of these consolidated financial statements

IMH FINANCIAL CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Years ended December 31, 2014, 2013 and 2012

(In thousands, except share data)

	Common Stock		Treasury Stock			Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Paid-in Capital
Balances at December 31, 2011	16,873,880	$169	—	$—	$725,836	$(560,750)	$165,255

Net Loss - 2012	—	—	—	—	—	(32,192)	(32,192)
Dividends to Shareholders	—	—	—	—	(1,600)	—	(1,600)
Stock-Based Compensation	—	—	—	—	612	—	612
Balances at December 31, 2012	16,873,880	169	—	—	724,848	(592,942)	132,075

Net Loss - 2013	—	—	—	—	—	(26,205)	(26,205)
Dividends to Shareholders	—	—	—	—	(400)	—	(400)
Stock-Based Compensation	—	—	—	—	573	—	573
Treasury Stock Purchase	—	—	41,659	(172)	—	—	(172)
Reclassification of Fair Value of Puttable Shares Pursuant to Legal Settlement	—	—	—	—	(4,871)	—	(4,871)
Balances at December 31, 2013	16,873,880	169	41,659	(172)	720,150	(619,147)	101,000

Net Loss - 2014	—	—	—	—	—	(37,573)	(37,573)
Cash Dividends on Redeemable Convertible Preferred Stock	—	—	—	—	(938)	—	(938)
Deemed Dividend on Redeemable Convertible Preferred Stock	—	—	—	—	(949)	—	(949)
Stock-Based Compensation	—	—	—	—	3,055	—	3,055
Treasury Stock Purchase	—	—	1,588,159	(5,776)	—	—	(5,776)
Reclassification of Fair Value of Puttable Shares Pursuant to Legal Settlement	—	—	—	—	4,871	—	4,871
Balances at December 31, 2014	16,873,880	$169	1,629,818	$(5,948)	$726,189	$(656,720)	$63,690

The accompanying notes are an integral part of these consolidated financial statements

IMH FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2014, 2013 and 2012

(In thousands)

	Years Ended December 31,
	2014	2013	2012

CASH FLOWS - OPERATING ACTIVITIES
Net Loss	$(37,573)	$(26,205)	$(32,192)
Adjustments to reconcile net loss to net cash used in operating activities:
Debt Termination Charge	22,359	—	—
Non-cash Provision for (Recovery of) Credit Losses	1,804	(6,760)	(275)
Impairment of Real Estate Owned	4,696	1,103	—
Stock-Based Compensation Amortization	724	573	612
Gain on Disposal of Assets	(16,482)	(1,430)	(989)
Gain on Preferred Equity Investment	—	(2,974)	—
Principal Forgiven	—	—	50
Write-off of Uncollectible Mortgage	—	—	11
Amortization of Deferred Financing Costs	1,620	2,216	1,260
Depreciation and Amortization Expense	3,432	3,055	2,551
Investment Discount Amortization	—	(669)	—
Accretion of Mortgage Income	(1,689)	—	—
Accretion of Discount on Note Payable	1,568	2,047	2,549
Increase (decrease) in cash resulting from changes in:
Accrued Interest Receivable	106	322	(232)
Other Receivables	(1,833)	788	3,521
Other Assets	944	227	(455)
Accrued Property Taxes	(299)	(3,311)	(1,330)
Accounts Payable and Accrued Expenses	667	(428)	(1,791)
Accrued Interest Payable	2,136	3,284	5,087
Customer Deposits and Funds Held for Others	(267)	793	(520)

Total adjustments, net	19,486	(1,164)	10,049

Net cash used in operating activities	(18,087)	(27,369)	(22,143)

CASH FLOWS - INVESTING ACTIVITIES
Proceeds from Sale/Recovery of Real Estate Owned	54,365	11,284	11,778
Issuance of Other Notes Receivables	(2,100)	—	—
Purchases of Property and Equipment	(31)	(254)	(644)
Mortgage Loan Fundings and Protective Advances	(27)	(738)	(1,483)
Mortgage Loan Repayments	5,828	8,617	12,460
Collection of Other Notes Receivables	2,100	—	—
Proceeds from Sale of Preferred Equity Investment	—	19,168	—
Preferred Equity Investment	—	(15,000)	—
Investment in Real Estate Owned	(6,802)	(2,943)	(1,363)
Capitalized Foreclosure Acquisition Costs	—	(2,473)	—
Net cash provided by investing activities	53,333	17,661	20,748

CASH FLOWS - FINANCING ACTIVITIES

	Years Ended December 31,
	2014	2013	2012

Proceeds from Issuance of Preferred Equity	18,581	—	—
Proceeds from Notes Payable	5,684	10,150	—
Repayments of Convertible Debt and Related Costs	(28,295)	—	—
Repayments of Notes Payable	(32,241)	(2,689)	(90)
Purchase of Liens	(1,289)	—	—
Debt Termination Costs	(1,802)	—	—
Debt Issuance Costs	(1,493)	(1,072)	(133)
Decrease in Restricted Cash	3,204	9,137	5,240
Repayments of Capital Lease	(52)	(55)	—
Dividends Paid	(938)	(800)	(1,706)
Purchase of Treasury Stock	(2,565)	(172)	—
Net cash provided by (used in) financing activities	(41,206)	14,499	3,311

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(5,960)	4,791	1,916

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	7,875	3,084	1,168

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,915	$7,875	$3,084

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$13,395	$11,003	$5,672
Real Estate Acquired Through Foreclosure or Deed in Lieu of Foreclosure	$520	$91,384	$33,266
Reclassificaton of Convertible Debt to Notes Payable	$45,000	$—	$—
Deferred Interest added to Notes Payable Principal	$1,923	$2,967	$2,855
Seller Financing provided for Asset Sales	$22,400	$1,805	$5,500
Note Payable Financing for Land Purchase	$—	$—	$850
Accounts Payable and Accrued Liabilities Assumed In Foreclosure	$—	$3,382	$—
Capital Lease Obligation Assumed in Foreclosure	$—	$1,279	$—
Note Payable Assumed in Foreclosure	$—	$24,712	$—
Reclassification of Paid in Capital to Fair Value of Puttable Shares Pursuant to Legal Settlement	$4,871	$4,871	$—
Non-Cash Issuance of Exchange Offering Debt	$6,389	$—	$—
Assets Acquired in Satisfaction of Loan Principal	$4,020	$—	$—
Mortgage Loans Acquired in Modification	$864	$—	$—
Notes Payable and Other Liabilities Relieved though Asset Surrender	$8,119	$—	$—
Conversion of Convertible Debt to Series B Preferred Stock	$(7,800)	$—	$—
Debt Assumed for Asset Acquired	$7,875	$—	$—
Held for Sale asset acquired	$—	$3,800	$—
Liabilities assumed with property acquisition	$—	$3,800	$—
Assets Surrendered to Satisfy Debt Obligations	$4,838	$—	$—
Liability forgiven in Trustee Sale	$730	$—	$—
Notes Payable Financing for Insurance	$(729)	$—	$—

The accompanying notes are an integral part of these consolidated financial statements

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1- BUSINESS, BASIS OF PRESENTATION AND LIQUIDITY

Our Company

IMH Financial Corporation (the “Company”) is a real estate investor and finance company based in the southwest United States with over a decade of experience in various and diverse facets of the real estate lending and investment process, including origination, acquisition, underwriting, servicing, enforcement, development, marketing, and disposition. The Company’s focus is to invest in, manage and dispose of commercial real estate mortgage investments and other real estate assets, and to perform all functions reasonably related thereto, including developing, managing and either holding for investment or disposing of real property acquired through foreclosure or other means. The Company also seeks to capitalize on opportunities to invest in selected real estate platforms under the direction of seasoned professionals in those areas.

In the last few fiscal years, we acquired certain operating properties through deed-in-lieu of foreclosure which have contributed significantly to our operating revenues and expenses during these periods and thereafter. As described more fully in note 4, our operating properties consist of two operating hotels located in Sedona, Arizona, a golf course operation located in Bullhead City, Arizona and, prior to entering into a sales agreement for the property in the third quarter of 2014, a commercial office building located in Stafford, Texas. Due to our limited lending activities since 2008, these operating properties currently contribute the majority of our revenue.

Our History and Structure

We were formed from the conversion of our predecessor entity, IMH Secured Loan Fund, LLC (the "Fund"), into a Delaware corporation. The Fund, which was organized in May 2003, commenced operations in August 2003, focusing on investments in senior short-term whole commercial real estate mortgage loans collateralized by first mortgages on real property. The Fund was externally managed by Investors Mortgage Holdings, Inc. (the "Manager"), which was incorporated in Arizona in June 1997 and is licensed as a mortgage banker by the State of Arizona. Through a series of private placements to accredited investors, the Fund raised approximately $875 million of equity capital from May 2003 through December 2008. Due to the cumulative number of investors in the Fund, the Fund registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), on April 30, 2007 and began filing periodic reports with the Securities and Exchange Commission, or the SEC. On June 18, 2010, following approval by members representing 89% of membership units of the Fund voting on the matter, the Fund became internally-managed through the acquisition of the Manager and converted into a Delaware corporation in a series of transactions that we refer to as the Conversion Transactions.

Basis of Presentation

The accompanying consolidated financial statements of IMH Financial Corporation have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying consolidated financial statements include the accounts of IMH Financial Corporation and the following wholly-owned operating subsidiaries: Investor’s Mortgage Holdings, Inc., an Arizona corporation, Investors Mortgage Holdings California, Inc., a California corporation, IMH Holdings, LLC ("Holdings"), a Delaware limited liability corporation, and various other wholly owned subsidiaries established in connection with the acquisition of real estate either through foreclosure or purchase, as well as its majority owned or controlled real estate entities and its interests in variable interest entities ("VIE") in which the Company is determined to be the primary beneficiary. Holdings is a holding company for two wholly-owned subsidiaries: IMH Management Services, LLC, an Arizona limited liability company, and SWI Management, LLC, an Arizona limited liability company. IMH Management Services, LLC provides us and our affiliates with human resources and administrative services, including the supply of employees, and SWI Management, LLC, or SWIM, acted as the manager for a sister fund which liquidated and terminated in 2013.

During 2014, the Company, through a wholly owned subsidiary, formed a joint venture with a third party developer, for the purpose of holding and developing certain real property contributed by the Company (the “Joint Venture”). The Joint Venture simultaneously created a wholly-owned subsidiary, IMH Gabella, LLC, (“IMH Gabella”) to hold the real estate assets and enter into related agreements. A wholly owned subsidiary of the Company is the managing member of, and holds a 93% ownership interest in, the Joint Venture. The Joint Venture partner holds a 7% ownership interest in the Joint Venture with the right to acquire an additional 3.2% profits-only interest based upon the satisfaction of certain budget and completion milestones with respect to the project. The Company has the power and authority to govern the business of the Joint Venture, subject to certain conditions. The Joint Venture was determined to be a VIE because the Company is the primary beneficiary of and has a controlling interest in the Joint Venture

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BUSINESS, BASIS OF PRESENTATION AND LIQUIDITY - continued

in that it has a) the power to direct the activities of the VIE that most significantly impact the entity's economic performance, b) the obligation to fund required equity contributions of the entity, and c) the right to receive benefits from the entity that could potentially be significant to the VIE.

All significant intercompany accounts and transactions have been eliminated in consolidation.

Liquidity

As of December 31, 2014, our accumulated deficit aggregated $656.7 million primarily as a result of previous provisions for credit losses recorded relating to the decrease in the fair value of the collateral securing our loan portfolio and impairment charges relating to the value of real estate owned assets ("REO") acquired primarily through foreclosure, as well as on-going net operating losses in recent periods resulting from the lack of income-producing assets, the high cost of our debt financing and a recent debt restructuring which resulted in a significant debt termination charge in 2014. Beginning in 2008, we experienced significant defaults and foreclosures in our mortgage loan portfolio due primarily to the erosion of the U.S. and global real estate and credit markets during those periods. As a result, since that time we have been focused on enforcing our rights under our loan documents, working to repossess the collateral properties underlying those loans, and pursuing recovery from guarantors under such loans.

Our liquidity plan has included obtaining additional financing, selling whole loans or participating interests in loans, and selling the majority of our legacy real estate assets. As more fully described in note 7, in June 2011, we entered into and closed funding of a $50.0 million senior secured convertible loan with NWRA Ventures I, LLC (“NW Capital”). In addition, during the year ended December 31, 2013, we secured an additional $10.0 million in financing secured by certain REO assets. These financings, along with proceeds from asset sales, have been our primary sources of working capital. During the year ended December 31, 2014, we repaid the $10.0 million note payable primarily using proceeds from asset sales. In addition, during the year ended December 31, 2014, we entered into a series of transactions to, among other things, restructure and partially refinance the NW Capital senior loan which also provided for the prepayment of the remaining loan balance. The restructure and partial refinancing of the NW Capital loan was considered to be the first step in a two-step overall refinancing strategy, the primary objective of which is to reduce the Company’s current and future annual interest expense and related costs, in order to improve the Company’s overall liquidity. Despite the Company's aggressive efforts to complete the refinancing in 2014, as described in note 14, subsequent to December 31, 2014, we secured $78.8 million in new financing and repaid the remaining NW Capital note payable balance and certain other bank debt. Since the Company was unable to complete the refinancing in 2014, the Company secured a short-term, non-revolving credit facility on December 31, 2014 with SRE Monarch Lending, LLC (“SRE Monarch”) in the amount of $5.0 million (the “SRE Facility”), the proceeds of which were used to make a scheduled payment to NW Capital. The terms of the SRE facility require payment in full 91 days after the NW Capital note is paid in full. SRE Monarch is a related party of Seth Singerman, one of the Company’s directors.

In addition, during the year ended December 31, 2014, IMH Gabella secured a construction loan in the amount of $24.0 million in connection with the development of a multi-family project, for which the Company is a guarantor. However, funding under this loan will not commence until the Company completes the required equity funding under the loan of $11.8 million, of which $4.0 million remains unfunded as of December 31, 2014.

As of December 31, 2014, our entire loan portfolio with an aggregate carrying value of $24.5 million was held for sale. In addition, as of December 31, 2014, certain of our REO assets with a carrying value totaling $53.7 million was being actively marketed for sale. During the year ended December 31, 2014, we sold certain REO assets and collected other recoveries generating approximately $54.4 million in cash, net of the amounts financed by us. We also received $5.8 million in mortgage loan paydowns during the year ended December 31, 2014.

In connection with the NW Capital loan, we entered into a cash management agreement with the lender under which the amount of discretionary funds available to us is limited to the following 90 days of budgeted operating cash, which is funded on a monthly basis, subject to NW Capital approval and release. The balance of all remaining cash (including the balance of loan proceeds and any and all proceeds received from operations, loan payments, asset sales or other cash generating events) is collected and maintained in a trust account as collateral under the loan for the benefit of NW Capital (the "Collateral Account"). In connection with the payoff of the NW Capital loan subsequent to year end, the cash management agreement was terminated and the related Collateral Account was closed with the balance of such funds transferred to our unrestricted operating account.

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BUSINESS, BASIS OF PRESENTATION AND LIQUIDITY - continued

Under the terms of the $24.0 million construction loan described above, the Company, as guarantor, is required to maintain a minimum liquidity balance of $7.5 million commencing upon the first draw of the construction loan (which is expected to occur in the second quarter of 2015). At December 31, 2014, we had cash and cash equivalents of $1.9 million and restricted cash of $2.6 million.

While we have been successful in securing financing through December 31, 2014 and thereafter to provide adequate funding for working capital purposes and have generated liquidity through asset sales and mortgage receivable collections, there is no assurance that we will be successful in selling our remaining loan and REO assets in a timely manner or in obtaining additional financing, if needed, to sufficiently fund future operations, repay existing debt or to implement our investment strategy. Prior to the payoff of the NW Capital loan in January 2015, any sale of a loan or REO asset required prior lender approval. While the new financing does not require lender approval for asset sales, there are established release prices for each of the collateral assets to be applied as a principal paydowns on such debt. Our failure to generate sustainable earning assets and to successfully liquidate a sufficient number of our loans and REO assets, including exceeding the release prices from the sale of collateral assets, may have a material adverse effect on our business, results of operations and financial position.

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES

Reclassifications
Certain 2013 amounts have been reclassified to conform to the 2014 financial statement presentation. At December 31, 2013, advance deposits received from hotel guests and other customers were reported in accounts payable and accrued liabilities. Effective December 31, 2014, the Company determined that such amounts are more appropriately reflected in customer deposits and funds held for others (a deferred revenue account). The effects of this reclassification is presented in the table below:

	December 31, 2013
Reclassifications - Balance Sheet Items	As Previously Reported	Reclassification Adjustment	As Reclassified
Accounts Payable and Accrued Expenses	$8,400	$(1,315)	$7,085
Customer Deposits and Funds Held for Others	1,016	1,315	2,331

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

Cash and Cash Equivalents

We consider all highly liquid investments purchased with an initial maturity of three months or less to be cash equivalents. As of December 31, 2014, our cash and cash equivalents were invested primarily in money market accounts that invest primarily in U.S. government securities. Due to the short maturity period of the cash equivalents, the carrying amount of these instruments approximate their fair values.

Restricted Cash and Cash Equivalents

At December 31, 2014 and 2013, restricted cash and cash equivalents was comprised of the following:

	December 31,
	2014	2013
Collateral account under NW Capital loan	$2,392	$4,501
Canyon loan collateral	—	903
Escrows and other restricted accounts	181	373

Total restricted cash and cash equivalents	$2,573	$5,777

Restricted cash includes cash items that are legally or contractually restricted as to usage or withdrawal, which include amounts relating to: a) to the Collateral Account which is required under the terms of NW Capital loan. While the funds in the Collateral Account are not restricted for a specified purpose and are expected to be used to fund on-going operations, capital purchases and investments, the availability of such funds is restricted as to withdrawal and subject to NW approval; b) as described in note 7, under the terms of one of our loan agreements, we were required to maintain a minimum $5.0 million balance of cash and cash equivalents at all times during the term of the loan, which included balances in the Collateral Account, as well as other reserve

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES – continued

accounts required under the loan agreement. During the year ended December 31, 2014, we repaid the loan in full thereby removing the $5.0 million restriction; c) during the year ended December 31, 2014, we secured a construction loan in the amount of $24.0 million in connection with the development of a multi-family project, which will require a minimum liquidity balance of $7.5 million upon the first construction draw under the loan (expected to occur in the first or second quarter of 2015); and d) amounts maintained in escrow accounts for contractually specified purposes.

Revenue Recognition

Operating Property Revenue

Revenues for the hospitality and entertainment operations include hotel, spa, golf and related food and beverage operations, which are recognized as services are provided. Food and beverage revenue is derived from the sale of prepared food and beverage and select retail items and is recognized at the time of sale. Revenue derived from gift card sales is recognized at the time the gift card is redeemed. Until the redemption of gift cards occurs, the outstanding balances on such cards are included in accrued expenses in the accompanying consolidated balance sheets. In addition, advance deposits received from customers for hotel rooms or for event facility rentals are recorded as deferred revenue in customer deposits and funds held for others in the accompanying consolidated balance sheets, and are recognized as income at the time service is provided for the related deposit.

Rental income arising from operating leases is recognized on a straight-line basis over the life of the lease.

Investment Income
During the year ended December 31, 2013, we entered into a limited liability agreement to form a joint venture with unrelated parties for the purpose of acquiring a multi-family portfolio comprised of 14 apartment communities across six states, which was being managed by a third party, national firm, specializing in multi-family assets. Under the terms of the joint venture agreement, we were entitled to, among other things, a 15% annualized return on our preferred equity investment. In addition, we were further entitled to an exit fee equal to the greater of 4% of our original investment or 1.5% of the fair market value of the portfolio assets of the joint venture at the 2 year preferred equity redemption date. At the date of execution of the agreement, we estimated the fair market value of the underlying assets at the redemption date and computed the exit fee using an applicable discount rate.

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

Mortgage Loan Income

Interest on mortgage loans is recognized as revenue when earned using the interest method based on a 360 or 365 day year, in accordance with the related mortgage loan terms. We do not recognize interest income on loans once they are deemed to be impaired and placed in non-accrual status. Generally, a loan is placed in non-accrual status when it is past its scheduled maturity by more than 90 days, when it becomes delinquent as to interest due by more than 90 days or when the related fair value of the collateral is less than the total principal, accrued interest and related costs. We may determine that a loan, while delinquent in payment status, should not be placed in non-accrual status in instances where the fair value of the loan collateral significantly exceeds the principal and the accrued interest, as we expect that income recognized in such cases is probable of collection. Unless and until we have determined that the value of underlying collateral is insufficient to recover the total contractual amounts due under the loan term, generally our policy is to continue to accrue interest until the loan is more than 90 days delinquent with respect to accrued, uncollected interest or more than 90 days past scheduled maturity, whichever comes first.

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

Recovery of Credit Losses

We record recovery of credit losses upon one of two instances: 1) our fair value analysis indicates an increase of our assets held for sale (but not above our basis), or 2) when we collect recoveries against borrowers or guarantors of our loans. We generally pursue enforcement action against guarantors on defaulted loans and periodically receive legal judgments against such guarantors. Despite the receipt of such judgments, the guarantor may or may not have the financial resources to pay some or all of the judgment amount, or they may take other legal action to avoid payment to us, such as declaring bankruptcy. As a result, the collectibility of such amounts is generally not determinable, and as such, we do not record the effects of such judgments until realization of the recovery is deemed probable and when all contingencies relating to recovery have been resolved, which is generally upon receipt. Upon receipt of such amounts, we recognize the income in recovery of credit losses in the accompanying consolidated statements of operations.

(Gain) Loss on Disposal of Assets

Gains from sales of real estate related assets are recognized in accordance with applicable accounting standards only when all of the following conditions are met: 1) the sale is consummated, 2) the buyer has demonstrated a commitment to pay and the collectability of the sales price is reasonably assured, 3) if financed, the receivable from the buyer is collateralized by the property and is subject to subordination only by an existing first mortgage and other liens on the property, and 4) the seller has transferred the usual risks and rewards of ownership to the buyer, and is not obligated to perform significant activities after the sale. If a sale of real estate does not meet the foregoing criteria, any potential gain relating to the sale is deferred until such time that the criteria is met.

Advertising Costs

Advertising costs are charged to expense as incurred. For 2014, 2013 and 2012, our continuing operations incurred advertising costs of $0.6 million, $0.3 million and $0.04 million, respectively. Advertising costs related to continuing operations are included in operating property direct expenses and general and administrative expense in the accompanying consolidated statements of operations.

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

Fair Value

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Generally, for assets that are reported at fair value, the Company uses quoted market prices or valuation models to estimate their fair value. Fair value estimates are based upon certain market assumptions and pertinent information available to management. As of the dates of the balance sheets, the respective carrying value of all balance sheet financial instruments approximated their fair values. These financial instruments include cash and cash equivalents, restricted cash and cash equivalents, mortgage loans held for sale, other receivables, accounts payable, accrued interest, customer deposits and funds held for others, and notes payable. Fair values of cash equivalents are assumed to approximate carrying values because these instruments are short term in duration. Fair values of notes payable are assumed to approximate carrying values because the terms of such indebtedness are deemed to be at effective market rates and/or because of the short-term duration of such notes.

We perform an evaluation for impairment for all loans in default as of the applicable measurement date based on the fair value of the collateral if we determine that foreclosure is probable. We generally measure impairment based on the fair value of the underlying collateral of the loans in default because those loans are considered collateral dependent. Impairment is measured at the balance sheet date based on the then fair value of the collateral, less costs to sell, in relation to contractual amounts due under the terms of the loan. In the case of loans that are not deemed to be collateral dependent, we measure impairment based on the present value of expected future cash flows. In addition, we perform a similar evaluation for impairment for all real estate held for sale as of the applicable measurement date based on the fair value of the real estate.

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

In the case of collateral dependent loans or REO held for sale, the amount of any improvement in fair value attributable to the passage of time is recorded as a credit to (or recovery of) the provision for credit losses or impairment of REO with a corresponding reduction in the valuation allowance.

In connection with our assessment of fair value, we may utilize the services of one or more independent third-party valuation firms, other consultants or the Company's internal asset management department to provide a range of values for selected properties. With respect to such valuations received from third-party valuation firms, one of four valuation approaches, or a combination of such approaches, is used in determining the fair value of the underlying collateral of each loan or REO asset held for sale: the development approach, the income capitalization approach, the sales comparison approach and the cost approach. The valuation approach taken depends on several factors including the type of property, the current status of entitlements and level of development (horizontal or vertical improvements) of the respective project, the likelihood of a bulk sale as opposed to individual unit sales, whether the property is currently or nearly ready to produce income, the current sales price of property in relation to cost of development and the availability and reliability of market participant data. In a declining market, except in limited circumstances, the valuation approach taken has shifted from primarily a development approach to a comparable sales approach.

We generally select a fair value within a determinable range as provided by our valuation team, unless we or the borrower have received a bona fide written third-party offer on a specific loan's underlying collateral, or REO asset. In determining a single best estimate of value from the range provided, we consider the macro and micro economic data provided by the third-party valuation specialists, supplemented by management’s knowledge of the specific property condition and development status, borrower status, level of interest by market participants, local economic conditions, and related factors.

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

When a loan is foreclosed and transferred to REO status, an assessment of the most current valuation is made and updated as necessary, and the asset is transferred to the applicable REO classification at its then current fair value, less estimated costs to sell.

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES – continued

In addition, we record the related liabilities of the REO assumed in the foreclosure, such as outstanding property taxes or special assessment obligations. Our REO assets are classified as either held for development, operating (i.e., a long-lived asset) or held for sale.

A loan charged off is recorded as a charge to the valuation allowance at the time of foreclosure in connection with the transfer of the underlying collateral to REO status. The amount of the loan charge off is equal to the difference between a) the contractual amounts due under the loan plus related liabilities assumed, and b) the fair value of the collateral acquired through foreclosure, net of selling costs. At the time of foreclosure, the carrying value of the loan plus related liabilities assumed less the related valuation allowance is compared with the estimated fair value, less costs to sell, on the foreclosure date and the difference, if any, is included in the provision for credit losses (recovery) in the statement of operations. The valuation allowance is netted against the gross carrying value of the loan, and the net balance is recorded as the new basis in the REO assets. Once in REO status, the asset is evaluated for impairment based on accounting criteria for long-lived assets or on a fair value, as appropriate basis.

Loans Held for Sale

Except in limited circumstances, our mortgage loans are collateralized by first deeds of trust (mortgages) on real property and generally include a personal guarantee by the principals of the borrower and, often times, the loans are secured by additional collateral. Loans that we intend to sell, subsequent to origination or acquisition, are classified as loans held for sale, net of any applicable valuation allowance. Loans classified as held for sale are generally subject to a specific marketing strategy or a plan of sale. Loans held for sale are accounted for at the lower of cost or fair value on an individual basis. Direct costs related to selling such loans are deferred until the related loans are sold and are included in the determination of the gains or losses upon sale. Valuation adjustments related to loans held for sale are reported net of related principal and interest receivable in the consolidated balance sheets and are included in the provision for (recovery of) credit losses in the consolidated statements of operations.

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

Real Estate Held for Development or Sale

Real estate held for development or held for sale consists primarily of assets that have been acquired in satisfaction of a loan receivable, such as in the case of foreclosure. When a loan is foreclosed upon and transferred to REO status, an assessment of the fair value is made, and the asset is transferred to real estate held for development or held for sale at this amount less estimated costs to sell. We typically obtain a fair value report on REO assets within 90 days of the date of foreclosure of the related loan. Valuation adjustments required at the date of transfer are charged off against the valuation allowance.

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

Upon sale of REO assets, any difference between the net carrying value and net sales proceeds is charged or credited to operating results in the period of sale as a gain or loss on disposal of assets, assuming certain revenue recognition criteria are met. See revenue recognition policy above.

Operating Properties Acquired Through Foreclosure

Operating properties acquired through foreclosure consist of certain operating assets acquired through foreclosure that the Company has elected to hold for on-going operations. At December 31, 2014, operating properties consisted of two operating hotels and spa located in Sedona, Arizona, and an 18-hole golf course and clubhouse in Bullhead City, Arizona. During the year ended December 31, 2014, the Company undertook a plan to dispose of our partially leased medical office building located in Houston, Texas, which had been classified in operating properties at December 31, 2013. Accordingly, the related operating assets have been transferred out of operating properties and classified as held for sale in the accompanying consolidated balance sheet as of December 31, 2014.

Derivative Financial Instruments
We recognize our derivative financial instruments at their estimated fair value. Our derivative did not qualify as a hedge. Accordingly, we recognized future gains and losses on the derivative investment receivable for accounting purposes in investment and other income in the condensed consolidated statements of operations. Under the terms of the related joint venture agreement, the exit fee receivable was to be equal to the greater of 4% of our original investment or 1.5% of the fair market value of the portfolio assets of the joint venture at the two year preferred equity redemption date. The initial fair value of the derivative exit fee receivable was derived by taking the present value using an annual discount rate of approximately 12% of the estimated exit fee which was determined by applying capitalization rates ranging from 5.0% to 7.2% to the forecasted stabilized net operating income of each of the operating properties of the joint venture. The Company's investment in the joint venture and related derivative receivable were liquidated during the fourth quarter of 2013.

Segment Reporting

Our operations are organized and managed according to a number of factors, including product categories and geographic locations. As our business has evolved from that of a lender to an owner and operator of various types of real properties, our reportable segments have also changed in order to more effectively manage and assess operating performance. As permitted under applicable accounting guidance, certain operations have been aggregated into operating segments having similar economic characteristics and products. Accordingly, in 2012, we changed the composition of the Company’s reportable segments based on the products and services offered and management’s intent for such assets to include the following: Mortgage and REO-Legacy Portfolio and Other Operations, Commercial Real Estate Leasing Operations, Hospitality and Entertainment Operations, and Corporate and Other.

Statement of Cash Flows

Certain loans in our portfolio contain provisions which provide for the establishment of interest reserves which are drawn from the existing note obligation for the satisfaction of monthly interest due in accordance with the terms of the related notes. Consistent with industry standards, for purposes of reporting, interest draws, if any, are generally reflected as cash transactions in accrued interest and mortgage loan fundings in the accompanying consolidated statements of cash flows.

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

During the year ended December 31, 2014, the Company’s board of directors adopted, subject to shareholder approval at the Company’s annual meeting of shareholders in 2015, the 2014 IMH Financial Corporation Non-Employee Director Compensation Plan (the “Director Plan”). Pursuant to the Director Plan, eligible directors are entitled to the compensation set forth below for their service as a member of the board of directors and its committees. The Director Plan provides for, among other things, an annual grant of restricted common stock in an amount equal to $20,000 based on the fair market value of such shares as determined under the Director Plan. These annual awards will vest in full twelve months after the date of grant. Only those directors who meet the independence standards under the rules of the New York Stock Exchange and the Securities and Exchange Commission are eligible to participate. Unless sooner terminated by the board of directors, the Director Plan will terminate on August 6, 2024.

During the year ended December 31, 2014, certain executive officers of the Company were granted restricted stock in accordance with the terms of their respective employment agreements, which vest over the term of the employment periods, that were not issued pursuant to the 2010 Employee Stock Incentive Plan. We measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award.

Redeemable Convertible Preferred Stock

During the year ended December 31, 2014, the Company issued redeemable convertible preferred stock. The preferred stock is convertible into common stock on a one-to-one basis, and is redeemable five years from the issuance date at the option of the holder for a redemption price of 150% of the original purchase price of the preferred stock. The preferred stock is reported in the mezzanine equity section of the accompanying consolidated balance sheets. Since the preferred stock does not have a mandatory redemption date (rather it is at the option of the holder), under applicable accounting guidance, the Company elected to amortize the redemption premium over the five year redemption period using the effective interest method and recording this as a deemed dividend, rather than recording the entire accretion of the redemption premium as a deemed dividend upon issuance of the preferred stock. The Company is required to assess whether the preferred stock is redeemable at each reporting period.

A rollforward of the balance of redeemable convertible preferred stock for the year ended December 31, 2014 follows (in thousands):

Balance at December 31, 2013	$—
Issuance of Redeemable Convertible Preferred Stock	26,380
Deemed Dividend on Redeemable Convertible Preferred Stock	949

Balance at December 31, 2014	$27,329

Earnings per Share

Basic net income (loss) per share is computed by dividing net income (loss) reduced by preferred dividends and amounts allocated to certain non-vested share-based payment awards, if applicable, by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share amounts are similarly computed but include the effect, when dilutive, of preferred stock outstanding, in-the-money common share options and warrants, and put options of certain convertible securities.

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

In April 2014, the FASB issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Components of an Entity, which changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. The guidance applies prospectively to new disposals and new classifications of disposal groups as held for sale after the effective date. The standard is required to be adopted by public business entities in annual periods beginning on or after December 15, 2014, and interim periods within those annual periods. Early adoption is permitted. We adopted this standard during the year ended December 31, 2014, which did not have a material impact on our consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers: Topic 606 . This update applies to entities that enter into contracts with customers to transfer goods or services or for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards. The guidance in this update supersedes the revenue recognition requirements in Topic 605, Revenue Recognition and most industry-specific guidance. The core principle of the guidance is that an entity should recognize revenue to illustrate the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance also includes a cohesive set of disclosure requirements that will provide users of financial statements with comprehensive information about the nature, amount, timing, and uncertainty of revenue and cash flows arising from a reporting organization’s contracts with customers. This ASU is effective for annual periods beginning after December 15, 2016 and shall be applied retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. Management is evaluating the method of adoption and the effect on the Company’s financial position and results of operations.

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

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,. ASU 2014-15 introduces an explicit requirement for management to assess and provide certain disclosures if there is substantial doubt about an entity’s ability to continue as a going concern. ASU 2014-15 is effective for the annual period ending after December 15, 2016. Early adoption is permitted.  The Company expects to adopt this guidance when effective, and upon adoption, will evaluate going concern based on this guidance.

In November 2014, the FASB issued ASC 2014-16, Derivatives and Hedging: Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share is More Akin to Debt or to Equity. ASC 2014-16 was issued to reduce existing diversity in the accounting for hybrid financial instruments issued in the form of a share, such as redeemable convertible preferred stock. ASC 2014-16 applies to all entities that are issuers of, or investors in, hybrid financial instruments that are issued in the form of a share, and is effective for public business entities’ annual reporting periods beginning after December 15, 2015, with earlier adoption permitted. The Company is evaluating the impact of the adoption of ASC 2014-16 our consolidated financial statements.

In January 2015, the FASB issued ASC 2015-01, Income Statement - Extraordinary and Unusual Items. ASC 2015-01 was issued to eliminate the concept of extraordinary items from U.S. GAAP, net of tax, after income from continuing operations. ASC 2015-01 amends existing extraordinary items disclosure guidance. Under the amended guidance, reporting entities will no longer separately disclose extraordinary items net of tax, after income from continuing operations in the income statement. ASC 2015-01 is effective for annual reporting periods beginning after December 15, 2015, with earlier adoption permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. Upon adoption, the Company will use this guidance to account for items that are of an unusual nature or occur infrequently.

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 — MORTGAGE INVESTMENTS, LOAN PARTICIPATIONS AND LOAN SALES

Lending Activities

Given the non-performing status of the majority of the loan portfolio and the suspension of significant lending activities, there has been limited loan activity during the years ended December 31, 2014 and 2013. Except for the origination of three loans totaling $21.7 million relating to the financing of a portion of the sale of certain REO assets during 2014, no new loans were originated during the year ended December 31, 2014. Similarly, we originated one loan during 2013 totaling $1.1 million relating to the partial financing of the sale of an REO asset. During the year ended December 31, 2014, we received mortgage loan principal payments totaling $5.8 million.

A roll-forward of loan activity for the years ended December 31, 2014 and 2013 follows (in thousands):

	Principal Outstanding	Interest Receivable	Valuation Allowance	Carrying Value
Balances at December 31, 2012	$124,048	$849	$(51,600)	$73,297
Additions:
Principal fundings - cash	738	—	—	738
Principal fundings - asset sale financing	1,085	—	—	1,085
Revenue recognized in excess of cash received	—	734	—	734
Reductions:
Principal repayments	(8,617)	(1,056)		(9,673)
Recovery of prior credit losses	—	—	6,700	6,700
Valuation adjustment	—	—	(215)	(215)
Foreclosures/transfers to Real Estate Owned	(87,032)	—	26,907	(60,125)
Balances at December 31, 2013	30,222	527	(18,208)	12,541
Additions:
Principal fundings - cash	27	—	—	27
Principal fundings - asset sale financing	21,697	—	—	21,697
Mortgage loans acquired in modification	864			864
Accrued interest revenue (including accretion of discount)	1,689	666	—	2,355
Reductions:
Principal and interest repayments	(5,828)	(773)	—	(6,601)
Assets acquired in satisfaction of loan balance	(4,020)	—	—	(4,020)
Provision for credit losses	—	—	(1,804)	(1,804)
Foreclosures/transfers to Real Estate Owned	(4,917)	(53)	4,450	(520)
Balances at December 31, 2014	$39,734	$367	$(15,562)	$24,539

As of December 31, 2014, we had nine loans outstanding with an average principal and interest balance of $4.5 million, as compared to $4.4 million for our seven loans at December 31, 2013. Of our nine outstanding loans at December 31, 2014, we had three performing loans with an average outstanding principal and interest balance of $7.2 million and a weighted average interest rate of 8.2%. At December 31, 2013, we had two performing loans with an average outstanding principal and interest balance of $2.9 million and a weighted average interest rate of 12.5%. As of December 31, 2014 and 2013, the valuation allowance represented 38.8% and 59.2%, respectively, of the total outstanding loan principal and interest balances.

Geographic Diversification

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 — MORTGAGE INVESTMENTS, LOAN PARTICIPATIONS AND LOAN SALES – continued

Our mortgage loans consist of loans where the primary collateral is located in Arizona, California and Utah. As of December 31, 2014 and 2013, the geographical concentration of our loan balances by state was as follows (dollar amounts in thousands):

	December 31, 2014					December 31, 2013
	Outstanding Principal and Interest	Valuation Allowance	Net Carrying Amount	Percent	#	Outstanding Principal and Interest	Valuation Allowance	Net Carrying Amount	Percent	#
Arizona	$16,235	$(1,077)	$15,158	61.8%	5	$1,106	$(1,077)	$29	0.2%	1
California	19,866	(12,681)	7,185	29.3%	3	23,273	(17,131)	6,142	49.0%	5
Utah	4,000	(1,804)	2,196	8.9%	1	6,370	—	6,370	50.8%	1
Total	$40,101	$(15,562)	$24,539	100.0%	9	$30,749	$(18,208)	$12,541	100.0%	7

Historically, our legacy loan portfolio was heavily concentrated in Arizona and California, markets in which values were severely impacted by the decline in the real estate market. Due to the decline in the number of outstanding loans, the concentration of our loan portfolio in Arizona and California totaled 91.1% and 49.2% at December 31, 2014 and 2013, respectively. Due to our decision to cease originating new loans in the fourth quarter of 2008, our ability to diversify our portfolio has been significantly impaired.

Interest Rate Information

Our loan portfolio includes loans that carry variable and fixed interest rates. All variable interest rate loans are indexed to the Prime rate with interest rate floors. At December 31, 2014 and 2013, the Prime rate was 3.25% per annum. Since the majority of our loans are in non-accrual status, the extent of mortgage income recognized on our loans is limited to only those loans that are performing.

At December 31, 2014, we had nine loans with principal and interest balances totaling $40.1 million and interest rates ranging from 6.0% to 12.0%. Of this total, six loans with principal and interest balances totaling $18.6 million and a weighted average interest rate of 11.8% were non-performing loans, while three loans with principal and interest balances totaling $21.5 million and a weighted average interest rate of 8.2% were performing loans.

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

Changes in the Portfolio Profile — Scheduled Maturities

The outstanding principal and interest balances of mortgage investments, net of the valuation allowance, as of December 31, 2014 and 2013, have scheduled maturity dates within the next several quarters as follows (dollar amounts in thousands):

December 31, 2014				December 31, 2013
Quarter	Outstanding Balance	Percent	#	Quarter	Outstanding Balance	Percent	#
Matured	$18,586	46.3%	6	Matured	$25,037	81.4%	5
Q3 2015	7,249	18.1%	1	Q1 2014	1,164	3.8%	1
Q1 2016	13,299	33.2%	1	Q3 2014	4,548	14.8%	1
Q1 2017	600	1.5%	—
Q1 2020	367	0.9%	1
Total Principal and Interest	40,101	100.0%	9		30,749	100.0%	7
Less: Valuation Allowance	(15,562)				(18,208)
Net Carrying Value	$24,539				$12,541

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 — MORTGAGE INVESTMENTS, LOAN PARTICIPATIONS AND LOAN SALES – continued

From time to time, we may extend a mortgage loan’s maturity date in the normal course of business. In this regard, we have modified certain loans, extending maturity dates in some cases to two or more years, and we may modify additional loans in the future in an effort to seek to preserve our collateral. Accordingly, repayment dates of the loans may vary from their currently scheduled maturity date. If the maturity date of a loan is not extended, we classify and report the loan as matured.

Given the non-performing status of the majority of the loan portfolio, we do not expect the payoffs to materialize for our legacy loans, particularly for loans past their respective maturity date. We may find it necessary to foreclose, modify, extend, make protective advances or sell such loans in order to protect our collateral, maximize our return or generate additional liquidity.

Loan Modifications

Although we have in the past modified certain loans in our portfolio by extending the maturity dates or changing the interest rates thereof on a case by case basis, we do not have a specific loan modification program or initiative in place. Rather, as in the past, we may modify any loan, in our sole discretion, based on applicable facts and circumstances. In the future, we may modify loans on the same basis without any reliance on any specific loan modification program or initiative.

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

During the year ended December 31, 2014, we modified one loan under the terms of a court-approved order in which the Company accepted, in lieu of cash payment, certain assets with an aggregate estimated fair value of $4.0 million, and established the remaining loan balance principal at $4.0 million. As a result of the modification, (a) the aggregate balance of the assets received and the newly established loan balance exceeded the carrying value of the loan at the time of modification, (b) the interest rate on the loan was increased from 12.0% to 16.25%, and (c) the Company received additional collateral to further secure the remaining loan balance. The modification was deemed to be a "troubled debt restructuring" primarily because the total amount to be collected was below the contractual amount otherwise due under the loan when considering default interest due under the original loan terms (none of which was previously recorded by the Company). The failure to collect the full amount of default interest was deemed to be a concession under applicable accounting guidance. As a result, the fair value of the assets received was treated as a reduction to the recorded investment in the loan and the carrying value was recorded at the remaining net balance of $2.3 million (rather than the contractual balance of $4.0 million). The difference between the remaining net balance and the contractual amount due upon maturity was amortized as an adjustment to yield (i.e., interest income) over the remaining term of the loan which matured on September 30, 2014. The borrower defaulted on the loan and the Company commenced enforcement action against the borrower. There are no further funding requirements for this loan. As of December 31, 2014 and 2013, the total investment in the loan was $4.0 million and $6.1 million, respectively, and the related allowance for credit loss was $1.8 million and $0, respectively. During the year ended December 31, 2014, the average recorded investment of the loan was $4.4 million, and interest income recorded on the loan totaled $1.7 million, none of which was recorded on a cash basis. During the year ended December 31, 2013, the average recorded investment of this loan was $6.1 million, and no interest income recorded on the loan. The loan is included in the Mortgage and REO - Legacy Portfolio and Other Operations business segment.

The following tables present various summaries of our loan modifications made on a quarterly basis during the years ended December 31, 2014 and 2013 (dollars in thousands):

		Outstanding Principal and Interest		Outstanding Funding Commitment		Average Interest Rate		Average Loan Term (Months)		Weighted Avg Interest Rate
Period of Modification	# of Loans	Pre- Modification	Post- Modification	Pre- Modification	Post- Modification	Pre- Modification	Post- Modification	Pre- Modification	Post- Modification	Pre- Modification	Post- Modification

Q3 2013	1	$4,500	$4,500	—	—	12.50%	12.50%	24	36	12.50%	12.50%
Q2 2014	1	6,502	2,348	—	—	12.00%	16.25%	19	23	12.00%	16.25%
Totals	2	$11,002	$6,848	$—	$—

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 — MORTGAGE INVESTMENTS, LOAN PARTICIPATIONS AND LOAN SALES – continued

			Loan Status		Loan Category
Period	Principal and Interest Outstanding	# of Loans	# Performing	# Non- Performing	Pre-entitled Land	Entitled Land	Construction & Existing Structures
Q3 2013	$4,500	1	1	—	1	—	—
Q2 2014	6,502	1	—	1	—	1	—
Total loans	$11,002	2	1	1	1	1	—

Period	Principal and Interest Outstanding	Number of Loans	Interest Rate Changes	Interest Reserves Added	Additional Collateral Taken	Borrower Prefunded Interest
Q3 2013	$4,500	1	—	—	—	—
Q2 2014	6,502	1	1	—	1	—
Total loans	$11,002	2	1	—	1	—

	December 31, 2014			December 31, 2013
	Amount (in thousands)%		#	Amount (in thousands)%		#
Loans Not Modified and Currently Matured	$13,480	33.6%	4	$25,037	81.4%	5
Loans Modified to Extend Maturity	5,106	12.7%	2	4,548	14.8%	1
Original Maturity Date Not Reached	21,515	53.7%	3	1,164	3.8%	1
Total Loan Principal and Accrued Interest	$40,101	100%	9	$30,749	100%	7

Summary of Existing Loans in Default

During 2014 and 2013, we continued to experience loan defaults due to, among other reasons, loan balances that exceed the value of the underlying collateral and the absence of takeout financing in the marketplace. Loans in default may encompass both non-accrual loans and loans for which we are still accruing income, but are delinquent as to the payment of accrued interest or are past scheduled maturity. At December 31, 2014, six of our nine loans with outstanding principal and interest balances totaling $18.6 million were in default, all of which were past their respective scheduled maturity dates. At December 31, 2013, five of our seven loans with outstanding principal and interest balances totaling $25.0 million were in default, all of which were past their respective scheduled maturity dates.

A summary and roll-forward of activity of loans in default for the years ended December 31, 2014 and 2013 follows (dollars in thousands):

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 — MORTGAGE INVESTMENTS, LOAN PARTICIPATIONS AND LOAN SALES – continued

	Principal Outstanding	Accrued Interest Receivable	Valuation Allowance	Net Carrying Value	# of Loans
Balances at December 31, 2012	$119,015	$401	$(51,600)	$67,816	7

Additions:
Allowance adjustment	—	—	(215)	(215)	—

Reductions :
Principal repayments	(7,347)	—	—	(7,347)	—
Recovery of allowance for credit losses	—	—	6,700	6,700	—
Foreclosures/transfers to Real Estate Owned	(87,032)	—	26,907	(60,125)	(2)

Balances at December 31, 2013	24,636	401	(18,208)	6,829	5

Additions:
Additional loan fundings	27	—	—	27	—
Mortgage loans acquired in modification	864	—	—	864	2
Accrued interest revenue	1,689	—	—	1,689	—

Reductions:
Principal repayments	(4)	—	—	(4)	—
Provision for credit loss	—	—	(1,804)	(1,804)	—
Loans moved to default	—	(37)	—	(37)	1
Assets acquired in satisfaction of loan balance	(4,020)	—	—	(4,020)	(1)
Foreclosures/transfers to Real Estate Owned	(4,917)	(53)	4,450	(520)	(1)
Balances at December 31, 2014	$18,275	$311	$(15,562)	$3,024	6

Of the five loans that were in default at December 31, 2013, four of these loans remained in default status as of December 31, 2014, and one was removed upon foreclosure and transferred to REO. During the year ended December 31, 2014, two loans assigned to us in connection with the modification described above were added to loans in default.

During the year ended December 31, 2014, we completed foreclosure on one loan asset and transferred the underlying collateral to REO held for sale. We are exercising enforcement action which could lead to foreclosure or other disposition upon the remaining loans in default, but we have not completed foreclosure on any such loans subsequent to December 31, 2014. The timing of foreclosure on the remaining loans is dependent on several factors, including applicable states statutes, potential bankruptcy filings by the borrowers, our ability to negotiate a deed-in-lieu of foreclosure and other factors.

The geographic concentration of our portfolio loans in default, net of the valuation allowance, at December 31, 2014 and 2013 is as follows (dollars in thousands):

	December 31, 2014
	Percent of Outstanding Principal	#	Outstanding Principal	Accrued Interest	Valuation Allowance	Net Carrying Amount
Arizona	10.5%	3	$1,926	$43	$(1,077)	$892
California	67.4%	2	12,312	305	(12,681)	(64)
Utah	22.1%	1	4,037	(37)	(1,804)	2,196
	100.0%	6	$18,275	$311	$(15,562)	$3,024

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

The concentration of loans in default by loan classification, net of the valuation allowance as of December 31, 2014 and 2013 is as follows (dollars in thousands):

	December 31, 2014
	Percent of Outstanding Principal	#	Outstanding Principal	Accrued Interest	Valuation Allowance	Net Carrying Amount
Entitled Land	94.2%	5	$17,211	$269	$(14,485)	2,995
Construction	5.8%	1	1,064	42	(1,077)	29
	100.0%	6	$18,275	$311	$(15,562)	$3,024

	December 31, 2013
	Percent of Outstanding Principal	#	Outstanding Principal	Accrued Interest	Valuation Allowance	Net Carrying Amount
Pre-entitled Land	19.9%	1	$4,890	$53	$(4,450)	$493
Entitled Land	75.8%	3	18,682	306	(12,681)	6,307
Construction	4.3%	1	1,064	42	(1,077)	29
	100.0%	5	$24,636	$401	$(18,208)	$6,829

Other than as discussed in the foregoing paragraphs, the three remaining performing loans in our portfolio, with principal and interest balances totaling $21.5 million, were current as of December 31, 2014 as to principal and interest payments.

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

The following table presents required disclosures under GAAP for loans that meet the definition for impaired loans as of December 31, 2014 and 2013 (in thousands):

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 — MORTGAGE INVESTMENTS, LOAN PARTICIPATIONS AND LOAN SALES – continued

	As of December 31,
	2014	2013
Loans in Default - Impairment Status:
Impaired loans in default	$18,275	$18,266
Non-impaired loans in default	—	6,370
Total loans in default	$18,275	$24,636

Valuation Allowance on Impaired Loans
Impaired loans in default	$18,275	$18,266
Less: valuation allowance	(15,562)	(18,208)
Net carrying value of impaired loans	$2,713	$58

Concentration by Category based on Collateral Development Status

We have historically classified loans into categories for purposes of identifying and managing loan concentrations. The following table summarizes, as of December 31, 2014 and 2013, respectively, loan principal and interest balances by concentration category (dollars in thousands):

	December 31, 2014			December 31, 2013
	Amount	%	#	Amount	%	#
Pre-entitled Land:
Held for Investment	$—	—%	—	$4,943	16.1%	1
Processing Entitlements	21,515	53.7%	3	4,548	14.8%	1
	21,515	53.7%	3	9,491	30.9%	2
Entitled Land:
Held for Investment	12,617	31.5%	2	13,782	44.8%	3
Infrastructure under Construction	4,863	12.1%	3	6,370	20.7%	1
	17,480	43.6%	5	20,152	65.5%	4
Construction & Existing Structures:
New Structure - Construction in-process	1,106	2.7%	1	1,106	3.6%	1
	1,106	2.7%	1	1,106	3.6%	1
Total	40,101	100.0%	9	30,749	100.0%	7
Less: Valuation Allowance	(15,562)			(18,208)
Net Carrying Value	$24,539			$12,541

Unless loans are modified and additional loan amounts are advanced to allow a borrower’s project to progress to the next phase of the project’s development, the classifications of our loans generally do not change during the loan term. Thus, in the absence of funding new loans, we generally do not expect material changes between loan categories with the exception of changes resulting from foreclosures or loan sales.

We also classify loans into categories based on the underlying collateral’s projected end-use for purposes of identifying and managing loan concentration and associated risks. As of December 31, 2014 and 2013, respectively, outstanding principal and interest loan balances by expected end-use of the underlying collateral, were as follows (dollars in thousands):

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 — MORTGAGE INVESTMENTS, LOAN PARTICIPATIONS AND LOAN SALES – continued

	December 31, 2014			December 31, 2013
	Amount	%	#	Amount	%	#
Residential	$18,586	46.4%	6	$26,201	85.2%	6
Mixed Use	20,548	51.2%	2	4,548	14.8%	1
Commercial	967	2.4%	1	—	—%	—
Total	40,101	100.0%	9	30,749	100.0%	7
Less: Valuation Allowance	(15,562)			(18,208)
Net Carrying Value	$24,539			$12,541

With the lack of new loan originations, the concentration of loans by type of collateral and end-use is expected to remain consistent within our portfolio. As of December 31, 2014 and 2013, respectively, the changes in the concentration of loans by type of collateral and end-use was primarily a result of foreclosures of certain loans and/or partial financing of REO held for sale.

Borrower and Borrower Group Concentrations

Our investment policy generally provides that no single loan should exceed 10% of the total of all outstanding loans and that aggregate loans outstanding to one borrower or borrower group should not exceed 20% of the total of all outstanding loans. Following the origination of a loan, however, a single loan or the aggregate loans outstanding to a borrower or borrower group may exceed those thresholds as a result of foreclosures, limited lending activities, and changes in the size and composition of our overall portfolio.

As a result of the foreclosure of the majority of our legacy loan portfolio, as of December 31, 2014, there were nine remaining outstanding loans. Of our remaining loans, there were three borrowers whose aggregate outstanding principal and interest carrying value totaled $22.8 million, which represented approximately 93% of our total loan portfolio carrying value, two of which are performing and one which is non-performing. As of December 31, 2013, there were two borrowers whose aggregate principal and interest carrying value totaled $10.9 million, which represented approximately 87% of our total loan portfolio carrying value, one of which was non-performing and the other was performing. During the year ended December 31, 2014, two individual loans with average aggregate principal balances totaling $10.3 million collectively accounted for 91% of total mortgage loan income for the year each of which were in excess of 10% of total mortgage income for 2014. During the year ended December 31, 2013, two individual loans with aggregate principal balances totaling $1.4 million collectively accounted for 87.8% of total mortgage loan income for the year and were each in excess of 10.0% of total mortgage income for 2013. In addition, four loans accounted for approximately 65% of total mortgage loan income during the year ended December 31, 2012 and were each in excess of 10% of total mortgage income for 2012.

For the year ended December 31, 2012, SEC rules may have required the presentation and disclosure of audited financial statements for two operating properties that were previously owned by a borrowing group securing loans that represent greater than 20% of our total assets, and which were subsequently acquired through deed-in-lieu of foreclosure by agreement with the borrower in 2013 as described in note 4. Audited financial statements were not available for the year ended December 31, 2012 and the unaudited financial information that was available was incomplete and, in our opinion, was not reliable. Accordingly, we omitted such disclosures for the year ended December 31, 2012.

Mortgage Loan Sales

During the year ended December 31, 2014 and 2013, we sold no mortgage loans. During the year ended December 31, 2012, we sold one mortgage loan for $3.2 million (net of selling costs), and recognized no gain or loss on sale.

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 — OPERATING PROPERTIES AND REAL ESTATE HELD FOR DEVELOPMENT OR SALE

Operating properties and REO assets consist primarily of properties acquired as a result of foreclosure or purchase and are initially recorded at the lower of cost or fair value, less estimated costs to sell the property. Under GAAP, the foreclosure of a loan and the recording of REO assets are deemed to be a conversion of a monetary asset to a long-lived asset. Further, such assets are valued at fair value at the foreclosure date and this fair value becomes the new basis for financial reporting purposes. REO assets are reported as either operating properties, held for development or held for sale, depending on whether we plan to hold and operate them, develop such assets prior to selling them, or instead sell them immediately.

At December 31, 2014, we held total operating properties and REO assets of $145.4 million, of which $8.2 million were held for development, $53.7 million were held for sale, and $83.5 million were held as operating properties. At December 31, 2013, we held total REO assets of $202.5 million, of which $12.3 million was held for development, $86.6 million was held for sale, and $103.7 million was held as operating properties. A summary of operating properties and REO assets owned as of December 31, 2014 and 2013, respectively, by state, is as follows (dollars in thousands):

	December 31, 2014
	Operating Properties		Held For Development		Held For Sale
State	# of Projects	Aggregate Net Carrying Value	# of Projects	Aggregate Net Carrying Value	# of Projects	Aggregate Net Carrying Value
California	—	$—	—	$—	2	$766
Texas	—	—	—	—	3	21,370
Arizona	3	83,481	—	—	21	27,693
Minnesota	—	—	1	8,205	1	1,203
New Mexico	—	—	—	—	2	2,654
Total	3	$83,481	1	$8,205	29	$53,686

	December 31, 2013
	Operating Properties		Held For Development		Held for Sale
State	# of Projects	Aggregate Net Carrying Value	# of Projects	Aggregate Net Carrying Value	# of Projects	Aggregate Net Carrying Value
California	—	$—	—	$—	3	$8,596
Texas	1	18,642	1	1,153	4	15,897
Arizona	3	85,041	6	11,109	19	48,226
Minnesota	—	—	—	—	2	6,899
New Mexico	—	—	—	—	2	3,144
Idaho	—	—	—	—	1	3,800
Total	4	$103,683	7	$12,262	31	$86,562

Following is a roll-forward of REO activity for the years ended December 31, 2014 and 2013 (dollars in thousands):

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 — OPERATING PROPERTIES AND REAL ESTATE HELD FOR DEVELOPMENT OR SALE – continued

	Operating Properties	# of Projects	Held for Development	# of Projects	Held for Sale	# of Projects	Total Net Carrying Value
Balances at December 31, 2012	$21,915	2	$43,006	17	$54,050	23	$118,971

Additions:
Net principal carrying value of loans foreclosed	52,395	2	7,730	1	—	—	60,125
Fair value adjustment of assets acquired through foreclosure (1)	30,739						30,739
Other receivables transferred	493	—	—	—	4,075	2	4,568
Property taxes assumed on loans foreclosed	—	—	27	—	—	—	27
Capital costs additions	990	—	1,614	—	339	—	2,943

Reductions:
Cost of properties sold	—	—	(1,089)	—	(9,825)	(5)	(10,914)
Depreciation and amortization	(2,849)	—	—	—	—	—	(2,849)
Impairment charges	—	—	—	—	(1,103)	—	(1,103)
Transfers, net	—	—	(39,026)	(11)	39,026	11	—

Balances at December 31, 2013	103,683	4	12,262	7	86,562	31	202,507

Additions:
Net principal carrying value of loans foreclosed	—	—	—	—	520	1	520
Capital costs additions	761	—	2,497	—	494	—	3,752
REO asset purchases	—	—	—	—	11,032	4	11,032
REO acquired in satisfaction of loan	—	—	—	—	3,299	2	3,299

Reductions :
Cost of properties sold	—	—	(68)	—	(62,910)	(15)	(62,978)
Assets surrendered in trustee sale	—	—	(4,838)	(1)	—	—	(4,838)
Impairment charges	—	—	—	—	(4,696)	—	(4,696)
Depreciation and amortization	(3,226)	—	—	—	—	—	(3,226)
Transfers, net	(17,737)	(1)	(1,648)	(5)	19,385	6	—
Balances at December 31, 2014	$83,481	3	$8,205	1	$53,686	29	$145,372

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

During the year ended December 31, 2014, we executed a series of transactions to acquire through purchase certain residential land in a master planned community that was located contiguous to other parcels previously acquired by the Company through foreclosure. The combined cost basis of the newly acquired parcels totaled $9.4 million. Shortly after the purchase of these assets, we sold the entire aggregation of the five new and previously owned parcels to a homebuilder for a net sales price of $19.0 million and realized a net gain of $5.6 million. In addition, during the year ended December 31, 2014, we transferred one REO asset that was previously held for sale to REO held for development based on management’s plan to develop the property as a multi-family residential project. We also transferred certain REO assets that were previously held for development to REO held for sale based on a contract with a homebuilder to take down certain residential lots. During the year ended December 31, 2014, we also entered into a contract to sell a commercial office building previously accounted for as an operating property, which is now classified as REO held for sale. Aside from these reclassifications, there were no material changes with respect to REO classifications or planned development during the year ended December 31, 2014 other than as a result of REO asset sales.

During the year ended December 31, 2013, the Company, through various subsidiaries, completed the acquisition of certain assets and assumption of certain related liabilities (the “Sedona Assets”), pursuant to an agreement dated March 28, 2013, as amended and restated (the “Sedona Agreement”), with one of the Company's borrowers and certain subsidiaries and affiliates (collectively,

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 — OPERATING PROPERTIES AND REAL ESTATE HELD FOR DEVELOPMENT OR SALE – continued

the “Borrowers”) in full satisfaction of certain mortgage loans held by the Company with a net carrying value of approximately $60.2 million, and for the purpose of releasing the Borrowers from further liability under the loans and guarantees, subject to certain post-closing conditions and limitations. The primary Sedona Assets include the following:

•
certain real property, including all improvements thereon, including two operating hotels located in Sedona, Arizona, subject to a pre-existing first mortgage lien and capital lease obligation, which totaled approximately $24.7 million and $1.3 million, respectively, as of the date of acquisition;

•	various leasehold and other interests in multiple leases relating primarily to the operations of the hotels; and

•	a 28-lot residential subdivision located in Sedona, Arizona.

In connection with the recording of the deed-in-lieu of foreclosure, we recorded the assets and liabilities on a gross basis at their estimated fair values based on appraisals received for such assets, but not in excess of our net basis in the loans. This included property, plant and equipment with a carrying value at the date of acquisition of approximately $91.4 million, as well as a mortgage note payable of approximately $24.7 million, a capital lease obligation of approximately $1.3 million, and accounts payable and accrued liabilities of $3.4 million. The appraised values of such assets were equal to or in excess of the new assets recorded. Of the assets acquired in the transaction, the operating hotels are classified as operating properties in our hospitality and entertainment segment, while the 28-lot residential subdivision is classified as real estate held for sale.
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

	Year Ended December 31, 2013		Year Ended December 31, 2012
(Amounts in thousands)	Actual	Proforma	Actual	Proforma
Revenue	$23,326	$30,452	$4,764	$24.278
Net loss	$(26,205)	$(26,531)	$(32,192)	$(32.918)

In addition, during the year ended December 31, 2013, we acquired two single-family residences in connection with a guarantor settlement with a combined gross estimated fair value of approximately $4.1 million.
The number of REO property additions may not necessarily correspond directly to the number of loan foreclosures as some loans have multiple collateral pieces that are viewed as distinct REO projects or, alternatively, we may have foreclosed on multiple loans to one borrower relating to the same REO project.

REO Sales

We are periodically approached on an unsolicited basis by third parties expressing an interest in purchasing certain REO assets. However, other than those assets designated for sale, management had not developed or adopted any formal plan to dispose of these assets or such assets do not meet one or more of the GAAP criteria as being classified as held for sale (for example, the anticipated disposition period may extend beyond one year).

In addition to the sale of the parcels in the master planned community described above, during the year ended December 31, 2014, we surrendered certain REO assets with a carrying value of $4.8 million in satisfaction of related liabilities totaling $8.1 million, resulting in a gain on disposal of $3.3 million.

In total, during the year ended December 31, 2014, we sold fifteen REO assets (and portions of other assets) for $76.8 million (net of selling costs), of which we financed $22.4 million, and an $8.1 million debt reduction, resulting in a total net gain of $16.5 million. During the year ended December 31, 2013, we sold seven REO assets or portions thereof for $12.4 million (net of selling costs), of which we financed $1.1 million, for a gain of $1.4 million. During the year ended December 31, 2012, we sold eight REO assets or portions thereof for $17.2 million (net of selling costs), for a gain on disposal of $1.0 million.

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 — OPERATING PROPERTIES AND REAL ESTATE HELD FOR DEVELOPMENT OR SALE – continued

REO Planned Development

During the year ended December 31, 2014, the Company, through a wholly owned subsidiary, formed a joint venture with a third party developer, Titan Investments, LLC ("Titan") for the purpose of holding and developing certain real property for a planned multi-family residential housing and retail development located in the Minneapolis suburb of Apple Valley to be known as Parkside Village (the “Apple Valley Project”). The first phase of the Apple Valley Project project will consist of a 196-unit multi-family residential housing development known as Gabella ("Gabella"). The Joint Venture created a wholly-owned subsidiary, IMH Gabella, LLC, (“IMH Gabella”) to hold the Gabella assets and enter into related agreements.

A wholly owned subsidiary of the Company is the managing member of IMH Gabella, and holds a 93% ownership interest in, the Joint Venture. Titan holds a 7% ownership interest in the Joint Venture with the right to acquire an additional 3.2% profits-only interest based upon the satisfaction of certain budget and completion milestones with respect to the project. The Company has the power and authority to govern the business of the Joint Venture, subject to certain conditions. During the year ended December 31, 2014, we contributed certain land and made certain cash equity contributions to the Joint Venture. The Company is not required to make any additional capital contributions after meeting the equity requirements under the construction loan. In the event that certain specified occupancy targets are met, Titan has the right to have its interests repurchased by the Joint Venture. The Joint Venture also has certain rights to redeem Titan’s interests in the event Titan fails to exercise those put rights within a specified time. Generally, income or loss will be allocated among the members of the Joint Venture in accordance with their respective percentage interests. Upon a sale of the project, the sale proceeds shall be distributed first to the Company in an amount equal to its capital contributions less any previous distributions it may have received, and then to the members in accordance with their respective interests in the Joint Venture. As described in note 7, during the year ended December 31, 2014, we secured construction financing in the amount of $24.0 million. The construction loan agreement requires an equity contribution of $11.8 million including the value of the land. At December 31, 2014, the remaining required equity contribution totaled $4.0 million.

Costs related to the development or improvements of the real estate assets are generally capitalized and costs relating to holding the assets are generally charged to expense. Cash outlays for capitalized development costs totaled $6.8 million and $2.9 million during the years ended December 31, 2014 and 2013, respectively. In addition, costs and expenses related to operating, holding and maintaining such properties (including property taxes), which are expensed and included in property taxes and other operating expenses for REO assets in the accompanying consolidated statement of operations, totaled approximately $24.4 million, $16.6 million and $7.4 million for the years ended December 31, 2014, 2013 and 2012, respectively.

The Company holds a variable interest in the Joint Venture for which the Company is the primary beneficiary. The Company’s variable interests in the Joint Venture relate to equity ownership and profits participation between the partners; a profits interest arrangement between the partners involving certain budget and completion milestones; equity option provisions; a parental guarantee related to construction financing; and contractual arrangements limiting Titan’s initial participation in the economics of certain assets and liabilities. Terms of the equity option require the Company to purchase the partner’s equity investment upon certain condition, after a specified period of time if the partner elects to sell its equity investment. The Company will provide the Joint Venture with all initial capital, execute contracts on behalf of the partnership, and has final approval rights over all significant matters.
As the primary beneficiary of this variable interest entity, the entities’ assets, liabilities, and results of operations are included in the Company’s consolidated financial statements. Titan had no reportable interest in the assets, liabilities or equity at December 31, 2014 or in the net loss during the year ended December 31, 2014 of the Joint Venture. The following table summarizes the carrying amounts of the Joint Venture’s assets and liabilities included in the Company’s consolidated balance sheet at December 31, 2014:

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 — OPERATING PROPERTIES AND REAL ESTATE HELD FOR DEVELOPMENT OR SALE – continued

Assets
Land	$1,714
Construction-in-Progress	3,050
Deferred financing costs, net	606

Total Assets	$5,370

Liabilities
Accounts payable and accrued expenses	$50
Notes payable	87
Special assessment obligations	560

Total Liabilities	$697

We continue to evaluate our use and disposition options with respect to our REO assets. REO assets that are classified as held for sale are measured at the lower of carrying amount or fair value, less estimated cost to sell and are subject to fair value analysis on not less than a quarterly basis. REO assets that are classified as held for development or as operating properties are considered “held and used” and are evaluated for impairment when circumstances indicate that the carrying amount exceeds the sum of the undiscounted net cash flows expected to result from the development or operation and eventual disposition of the asset. During the year ended December 31, 2014, we transferred five properties with a carrying value of $1.6 million previously held for development to held for sale based on a formal plan to dispose of such assets adopted by management. Similarly, during the year ended December 31, 2013, we transferred eleven properties with a carrying value of $39.0 million previously held for development to held for sale based on a formal plan to dispose of such assets adopted by management.

REO Valuation Considerations

Our fair value assessment procedures are more fully described in note 6. Certain projects are expected to have minimal development activity, but rather are expected to require maintenance activity only until a decision is made to sell the asset. The undiscounted cash flow from these projects is based on current comparable sales for the asset in its current condition, less costs to sell, and less holding costs, which are generally minimal for a relatively short holding period. Other projects are expected to be developed more extensively to maximize the proceeds from the disposition of such assets. The undiscounted cash flow from these projects is based on a build-out scenario that considers both the cash inflows and the cash outflows over the duration of the project, which often includes an estimate for required financing.

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

For operating properties, the income approach, using the direct capitalization and discounted cash flow methods, was used to assess impairment. The anticipated future cash flows and a reversionary value were discounted to the net present value at a chosen yield rate. For the years ended December 31, 2014 and 2013, capitalization rates utilized ranged from 7.5% to 8.5%, depending on property type and location. The assumptions were based on currently observable available market data. The increased demand and availability of debt led to a decline in capitalization rates, an increase in per-square foot pricing, and the initial signs in the recovery of the market in terms of total volume for certain assets.

Based on our assessment of impairment of REO assets, we recorded impairment charges of $4.7 million, $1.1 million and $0.0 during the years ended December 31, 2014, 2013 and 2012, respectively. During the year ended December 31, 2014, the impairment charges related primarily to management's decision to implement a more aggressive pricing strategy for certain REO assets held

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 — OPERATING PROPERTIES AND REAL ESTATE HELD FOR DEVELOPMENT OR SALE – continued

for sale in order to generate liquidity for the Company. In 2013, the impairment charges were primarily to adjust the fair value of our REO held for sale.

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - PREFERRED EQUITY INVESTMENT AND DERIVATIVE INVESTMENT RECEIVABLE
Preferred Equity Investment
During the year ended December 31, 2013, we entered into a limited liability agreement to form a joint venture with unrelated parties for the purpose of acquiring a multi-family portfolio comprised of 14 apartment communities across six states, which was being managed by a third party national firm, specializing in multi-family assets. Under the terms of the joint venture agreement, we contributed $15.0 million through one of our wholly-owned subsidiaries that held the status of a preferred member. Another of our wholly-owned subsidiaries contributed no capital, but served as a limited guarantor member on the senior indebtedness of the joint venture that is secured by the acquired operating properties. No other capital contributions were required by us. A non-IMHFC member served as the managing member of the joint venture. Our preferred member interest was secured by the other non-IMHFC members’ interest in each of the single member LLC’s that held title to real property owned by each respective LLC.
Under the terms of the joint venture agreement, the joint venture was required to redeem our preferred membership interest for the redemption price (as defined in the joint venture agreement) on or before the second anniversary of the closing date, or the redemption date could have been extended at the joint venture’s option for one additional year for a fee to the Company of $0.3 million. We were also entitled to a 15% annualized return on our $15.0 million preferred equity investment, and we were further entitled to an exit fee equal to the greater of 4% of our original investment or 1.5% of the fair market value of the portfolio assets of the joint venture at the two year preferred equity redemption date, as described further below.
Additionally, we were entitled to retain a 15% carried interest in the profits of the entire investment portfolio, after payment of the preferred returns to us and similar preferred returns of non-IMHFC members. Further, we were entitled to effectively receive all available cash flow of the joint venture until we received the entirety of our preferred equity investment and any accrued and unpaid preferred return amounts. The non-IMHFC members were obligated to fund any shortfalls in our preferred return.
During the fourth quarter of 2013, we sold our preferred equity investment in the joint venture to the holder of the other primary interests in the joint venture for approximately $19 million which exceeded the collective carrying value of our preferred equity investment and derivative investment receivable as of the closing date. However, the Company continued to serve as a limited guarantor member on the senior indebtedness of the joint venture that is secured by the acquired operating properties, for which we are entitled to receive additional remuneration until we are released from the limited guarantee. We agreed to remain as a limited guarantor until the earlier of 1) the borrower's identification of a suitable substitute guarantor, the approval thereof by the senior lender, and our release from the guarantee, or 2) repayment of the senior indebtedness which matures on February 28, 2017. As consideration for its limited guarantee, the Company received quarterly payments of $0.3 million on each of December 1, 2013 and March 31, 2014, and $0.5 million on June 30, 2014, a payment of $0.3 million during the quarter ended September 30, 2014, and $0.4 million during the quarter ended December 31, 2014. Such payments are considered earned when received. In the event of the borrower's default, the Company’s maximum obligation under the guarantee is limited to the amount of any shortfall between the sales price of the underlying collateral assets and the net payoff of the senior loan, if any. The Company's obligation under this guarantee is further limited to the extent, and only in the event, that the borrower commits certain "bad acts," as defined in the guarantee, including, but not limited to, filing for bankruptcy, fraud, misrepresentation or theft. In the event of default by the borrower or occurrence of one or more of these bad acts, the Company has multiple remedies, including foreclosing on the membership interests in the entities that own the operating assets that serve as collateral under the senior indebtedness. During the year ended December 31, 2014, the borrower performed certain acts which allegedly gave rise to a non-financial default under the senior loan agreement, as well as violations under our agreement with the borrower. While the senior lender issued a notice of default to the borrower regarding the alleged default, the senior lender has not made a claim against us under our guarantee. We commenced enforcement action against the borrower with the objective of foreclosing the membership interests in the entities that own the operating assets in order to protect our position.
The principal balance of the senior indebtedness as of December 31, 2014 was approximately $89.8 million (unaudited). Management believes the estimated fair value of the underlying collateral, which consists of 11 operating multifamily properties with an average occupancy of approximately 71.7% (unaudited), exceeds this principal balance. The net operating cash flows of these properties have, to date, been sufficient to cover debt service payments required under the loan which are collected through a lockbox. Based on management's analysis, we did not record any liability related to our limited guarantee because we believed there was a remote likelihood of any liability to us given these factors; however, in the event of a claim against our limited guarantee, there could be a material adverse impact on the Company.

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - PREFERRED EQUITY INVESTMENT AND DERIVATIVE INVESTMENT RECEIVABLE - continued

Subsequent to December 31, 2014, the borrower secured a replacement guarantor on the senior loan, and we entered into a court-approved settlement with the borrower, which released the Company from any potential liability under the guarantee. As a result, we did not record any liability related to our limited guarantee because we believe there was a remote likelihood of any liability to us given these factors; however, in the event the release of the guarantee is deemed unacceptable by the senior lender, there could be a material impact to the Company.
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

In addition, as described above, we were further entitled to an exit fee equal to the greater of 4% of our original investment or 1.5% of the fair market value of the portfolio assets of the joint venture at the two year preferred equity redemption date. At the date of execution of the agreement, we estimated that the fair market value of the underlying assets to be approximately $190 million at the redemption date. We then discounted the computed exit fee using a discount rate of 12%. Accordingly, we had recorded the exit fee as a derivative investment receivable in our consolidated balance sheet in the amount of $2.3 million. The offsetting amount was treated as a discount on the investment which was being amortized as an adjustment to investment income over the term of the investment using the effective interest method.
During the year ended December 31, 2013 we recognized approximately $2.1 million in investment income relating to the recognition of the preferred return and amortization of the exit fee from this investment as described above. In addition, we recognized a gain of $3.0 million upon disposition of the investment which is included in investment and other interest income in the accompanying consolidated statement of operations. Also, as described above, in connection with our on-going limited guarantee on the senior indebtedness of the joint venture, we received $1.5 million during the year ended December 31, 2014, and subsequent to December 31, 2014, we received additional payments of $1.25 million under the court-approved settlement. Such payments were considered earned when received.

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

We perform an evaluation for impairment on all of our loans in default as of the applicable measurement date based on the fair value of the underlying collateral of the loans because our loans are considered collateral dependent, as allowed under applicable accounting guidance. Impairment for collateral dependent loans is measured at the balance sheet date based on the then fair value of the collateral in relation to contractual amounts due under the terms of the applicable loan. In the case of the loans that are not deemed to be collateral dependent, we measure impairment based on the present value of expected future cash flows. Further, the impairment, if any, must be measured based on the fair value of the collateral if foreclosure is probable. All of our loans in default are deemed to be collateral dependent.

Similarly, REO assets that are classified as held for sale are measured at the lower of carrying amount or fair value, less estimated cost to sell. REO assets that are classified as operating properties or held for development are considered “held and used” and are evaluated for impairment when circumstances indicate that the carrying amount exceeds the sum of the undiscounted net cash flows expected to result from the development or operation and eventual disposition of the asset. If an asset is considered impaired, an impairment loss is recognized for the difference between the asset’s carrying amount and its fair value, less estimated cost to sell. If we elect to change the disposition strategy for our real estate held for development, and such assets were deemed to be held for sale, we may record additional impairment charges, and the amounts could be significant.

We assess the extent, reliability and quality of market participant inputs such as sales pricing, cost data, absorption, discount rates, and other assumptions, as well as the significance of such assumptions in deriving the valuation. We generally employ one of five valuation approaches (as applicable), or a combination of such approaches, in determining the fair value of the underlying collateral of each loan and REO held for sale asset: the development approach, the income capitalization approach, the sales comparison approach, or the receipt of recent offers on specific properties. The valuation approach taken depends on several factors including:

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

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 — FAIR VALUE – continued

A description of each of the valuation approaches and their applicability to our portfolio follows:

Development Approach

The development approach relies on pricing trends, absorption projections, holding costs and the relative risk given these assumptions for a particular project. This approach then discounts future net cash flows to derive the estimated fair value. This approach is consistent with a modeling technique known as residual analysis commonly used in our industry, which is based on the assumption that completing the development of the collateral is the highest and best use of the property. As indicated by market participants, a development approach and related rates of return are used in determining purchase decisions. As such, the valuation is intended to reflect the project’s performance under certain parameters, paralleling the process employed by market participants. This analysis is very dependent upon end-use pricing and absorption. In addition to consideration of recent sales of comparable properties, the valuation also relies on current listings of comparable properties with primary emphasis placed on comparable properties available for resale within the similar competitive market, as well as market participant opinions. This collection of data is used to derive a qualitative analysis using the sales comparison approach in estimating current individual lot pricing and reasonable premium levels. In addition, the valuation contemplates a non-leveraged internal rate of return based on indications from market participants. This approach, which we consider an “as developed” approach, is generally applied to collateral and REO which have achieved entitlement status and whose development is reasonably assured in light of current market conditions. This methodology is generally utilized in underwriting new loans, as well as for purposes of annual valuation of our portfolio.

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

Sales Comparison Approach

When market participant data is either not available or not accurate (such as in a disrupted market), and other valuation approaches are not relevant to or appropriate for a particular project, the sales comparison approach is generally used to determine fair value. Market participants generally rely on speculative land sales when making a decision to purchase land in certain market areas. Thus, in the absence of relevant, accurate market data, this approach is generally applied and is considered an “as is” approach.

Recent Offers Received and Executed Purchase and Sale Agreements

For projects in which we have received a bona fide written third-party offer (or have executed a purchase and sale agreement) to buy our real estate or loan, or we or the borrower has received a bona fide written third-party offer (or has executed a purchase and sale agreement) to buy the related project, we generally utilize the offer or agreement amount. Such offers or agreements are only considered if we deem it to be valid, reasonable, negotiable, and we believe the counterparties have the financial wherewithal to execute the transaction. When deemed appropriate, the offers received may be discounted to allow for potential changes in our on-going negotiations.

Factors Affecting Valuation

The underlying collateral of our loans and our REO assets vary by stage of completion, which consists of either raw land (also referred to as pre-entitled land), entitled land, partially developed, or mostly developed/completed lots or projects. We recorded significant impairment losses between 2008 and 2010 as a result of disruptions in the real estate and capital markets, and the resulting high volatility of real estate values, which was largely based on independent third party valuation reports obtained.

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 — FAIR VALUE – continued

Subsequent to 2010, we noted indications that a stabilizing trend in real estate market values began to unfold and, in certain circumstances, improved for some markets. As a result, in more recent periods and during the years ended December 31, 2014 and 2013, we reduced the extent to which we utilized independent third-party valuation firms to assist with our analysis of fair value of the collateral supporting our loans and REO. While we continue to utilize third party valuations for selected assets on a periodic basis as circumstances warrant, we rely primarily on our asset management consultants and internal staff to gather available market participant data from independent sources to establish assumptions used to derive fair value of the collateral supporting our loans and real estate owned for a majority of our loan and REO assets.

Our fair value measurement is based on the highest and best use of each property which is generally consistent with our current use for each property subject to valuation. In addition, our assumptions are established based on assumptions that believe market participants for those assets would also use. During the year ended December 31, 2014 and 2013, we performed both a macro analysis of market trends and economic estimates, as well as a detailed analysis on selected significant loan and REO assets. In addition, our fair value analysis includes a consideration of management's pricing strategy in disposing of such assets.

The following is a summary of the procedures performed in connection with our fair value analysis as of and for the years ended December 31, 2014 and 2013:

1.
We reviewed the status of each of our loans to ascertain the likelihood of collecting all amounts due under the terms of the loans at maturity based on current real estate and credit market conditions.

2.
We reviewed the status of each of our REO assets to determine whether such assets continue to be properly classified as held for sale, held for development or as operating properties as of the reporting date.

3.
During various quarterly periods during the years ended December 31, 2014 and 2013, we engaged third-party valuation specialists on a periodic basis to provide complete valuations for certain selected loans and/or REO assets. Assets selected for independent valuation generally consisted of larger assets, those for which foreclosure is impending or was recently completed, and assets whose value might be impaired based on recent market participant activity or other value indicators. For example, in connection with the acquisition of certain assets via deed-in-lieu of foreclosure that occurred during the year ended December 31, 2013, we ordered updated valuation reports from independent third-party valuation firms for the significant collateral assets acquired in the foreclosure.

4.
For the years ended December 31, 2014 and 2013, given the lack of significant change in overall general market conditions, we performed internal analysis to evaluate fair value for the balance of the portfolio not covered by third-party valuation reports or existing offers or purchase and sale agreements. Our internal analysis of fair value included a review and update of current market participant activity, overall market conditions, the current status of the project, our direct knowledge of local market activity affecting the project, as well as other market indicators obtained through our asset management group and various third parties to determine whether there were any indications of a material increase or decrease in the value of the underlying collateral or REO asset since the last complete third party valuation for such assets. Our asset-specific analysis focused on the higher valued assets of our total loan collateral and REO portfolio. We considered the results of our analysis and the potential valuation implication to the balance of the portfolio based on similar asset types and geographic location.

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

Following is a table summarizing the methods used by management in estimating fair value as of December 31, 2014 and 2013:

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 — FAIR VALUE – continued

	December 31, 2014				December 31, 2013
	% of Carrying Value				% of Carrying Value
	Mortgage Loans Held for Sale, Net		Real Estate Held for Sale		Mortgage Loans Held for Sale, Net		Real Estate Held for Sale
Basis for Valuation	#	Percent of Carrying Value	#	Percent of Carrying Value	#	Percent of Carrying Value	#	Percent of Carrying Value
Third party valuations	—	—	—	—	—	—	2	10%
Third party offers	1	1%	5	35%	—	—	7	55%
Management analysis	8	99%	24	65%	7	100%	22	35%
Total portfolio	9	100%	29	100%	7	100%	31	100%

As of December 31, 2014 and 2013, the highest and best use for the majority of real estate collateral and REO held for sale was deemed to be held for investment and/or future development, rather than being subject to immediate development. A summary of the valuation approaches taken and key assumptions that we utilized to derive fair value, is as follows:

	December 31, 2014				December 31, 2013
	% of Carrying Value				% of Carrying Value
	Mortgage Loans Held for Sale, Net		Real Estate Held for Sale		Mortgage Loans Held for Sale, Net		Real Estate Held for Sale
Valuation Methodology	#	Percent of Carrying Value	#	Percent of Carrying Value	#	Percent of Carrying Value	#	Percent of Carrying Value
Comparable sales (as-is)	8	99%	18	37%	6	100%	21	28%
Development approach	—	—	6	28%	1	—	3	17%
Third party offers	1	1%	5	35%	—	—	7	55%
Total portfolio	9	100%	29	100%	7	100%	31	100%

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

•
For the projects containing partially or fully developed lots, the development approach was generally utilized, with assumptions made for pricing trends, absorption projections, holding costs, and the relative risk given these assumptions. As of December 31, 2014 and 2013, annual discount rates utilized ranged from 9% to 30%, depending on property type and location. The assumptions were based on currently observable available market data.

Selection of Single Best Estimate of Value

The results of our valuation efforts generally provide a range of values for the collateral and REO assets valued rather than a single point estimate because of variances in the potential value indicated from the available sources of market participant information. The selection of a value from within a range of values depends upon general overall market conditions as well as specific market conditions for each property valued, its stage of entitlement or development and management's strategy for disposing of the asset. In selecting the single best estimate of value, we consider the information in the valuation reports, credible purchase offers received and agreements executed, as well as multiple observable and unobservable inputs and management's intent.

Valuation Conclusions

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 — FAIR VALUE – continued

During the year ended December 31, 2014, we recorded a net recovery of prior credit losses totaling $2.8 million. Of the $2.8 million net recovery, $1.8 million consists of non-cash provision for credit loss based on the valuation analysis performed on our loan portfolio during the year ended December 31, 2014, and related specifically to a negotiated reduced payoff of one of our outstanding loans at an amount below its carrying value, and the fair value of underlying collateral of certain loans. This provision for credit loss was offset by recoveries of credit losses of $4.6 million during the year ended December 31, 2014, relating to cash and other asset collections from certain guarantors for which an allowance for credit loss had been previously recorded.

During the year ended December 31, 2013, we recorded a recovery of prior credit losses totaling $8.0 million, which included a $6.5 million recovery as a result of our evaluation and analysis on our loan portfolio, primarily related to the improved value for the hotel operations and residential lots acquired through foreclosure. In addition, we recorded a net recovery of credit losses of $1.5 million received in cash and other asset collections from certain guarantors for which an allowance for credit loss had been previously recorded.

During the year ended December 31, 2012, we recorded a recovery of prior credit losses totaling $2.1 million, consisting of a non-cash recovery of credit losses of $0.3 million and a net recovery of credit losses of $1.8 million received in cash relating primarily to the collection of notes receivable from certain guarantors for which an allowance for credit loss had been previously recorded.

In addition, during the years ended December 31, 2014, 2013 and 2012, we recorded impairment charges of $4.7 million, $1.1 million and $0, respectively, relating to the further write-down of certain real estate owned. The impairment charges for 2014 related primarily to management's decision to implement a more aggressive pricing strategy to sell REO and generate liquidity for the Company.

As of December 31, 2014, the valuation allowance totaled $15.6 million, representing 38.8% of the total outstanding loan principal and accrued interest balances. As of December 31, 2013, the valuation allowance totaled $18.2 million, representing 59.2% of the total outstanding loan principal and accrued interest balances. The reduction in the valuation allowance in total is attributed to the transfer of the valuation allowance associated with the loans on which we foreclosed and the resulting charge off of valuation allowance during the respective years.

With the existing valuation allowance recorded as of December 31, 2014, we believe that, as of that date, the fair value of our loans and REO assets held for sale is adequate in relation to the net carrying value of the related assets and that no additional valuation allowance or impairment is considered necessary. While the above results reflect management’s assessment of fair value as of December 31, 2014 and 2013 based on currently available data, we will continue to evaluate our loans and REO assets in fiscal 2015 and beyond to determine the appropriateness of the carrying value of such assets. Depending on market conditions, such updates may yield materially different values and potentially increase or decrease the valuation allowance for loans or impairment charges for REO assets.

Valuation Categories

A summary of our assets measured at fair value on a nonrecurring basis as of December 31, 2014 for which losses were recorded during 2014 follows:

Description	December 31, 2014	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mortgage Loans Held for Sale	$2,196	$—	$2,196

REO Held for Sale	$33,877	$16,329	$17,548

There were no losses recorded during the years ended December 31, 2013 in the categories for which net mortgage loans and REO held for sale were measured at fair value on a non-recurring basis based upon the lowest level of significant input to the valuation as of December 31, 2013.

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 — FAIR VALUE – continued

Generally, all of our mortgage loans and REO held for sale are valued using significant unobservable inputs (Level 3) obtained through third party appraisals or internal assessment, except for such assets for which third party offers were used, which are considered Level 2 inputs. Changes in the use of Level 3 valuations are based solely on whether we utilized third party offers or internal assessment for valuation purposes.

During the year ended December 31, 2014, we recorded a $1.8 million provision for credit loss based on a negotiated reduced payoff of one of our outstanding loans at an amount below its carrying value (which is considered a Level 2 input). During the year ended December 31, 2013, we recorded losses of $1.1 million for one asset that was measured at fair value using Level 2 inputs based on an offer received.

During the year ended December 31, 2014, we recorded impairment losses of $4.7 million for REO assets, of which $2.5 million was measured at fair value using Level 2 inputs based on offers received, and $2.1 million was measured at fair value using Level 3 inputs.

Fair Value Measurement of Equity Securities

As described in note 12, during the year ended December 31, 2014, we issued certain redeemable preferred convertible stock, repurchased certain common stock and issued certain common stock warrants in connection with the restructure of the NW Capital convertible debt and other transactions described elsewhere in these financial statements. In order to estimate the fair value of the securities subject to these transactions pursuant to applicable accounting standards, we utilized the transaction price as negotiated with unrelated third-parties, along with other information provided by an independent third-party valuation firm incorporating financial and other information, including prospective financial information, provided by us, as well as information obtained from various public, financial, and industry sources. Based on this analysis, management estimated the fair value of the equity securities issued or granted in connection with transaction completed July 24, 2014 as follows:

Subject Securities	Estimated Fair Value per Share
Preferred Stock	$3.22
Common Stock	1.72
ITH Warrants	1.19
Juniper Warrants	1.14
Options to former CEO	1.19

NOTE 7 — DEBT, NOTES PAYABLE AND SPECIAL ASSESSMENT OBLIGATIONS

At December 31, 2014 and 2013, our debt, notes payable and special assessment obligations consisted of the following (in thousands):

	December 31,
	2014	2013
Convertible Notes Payable and Exit Fee Payable
$50 million convertible note payable dated June 7, 2011, secured by substantially all Company assets, bore annual interest at 17%, of which 12% was payable in cash and 5% was deferred, original maturity of June 2016, carrying amount net of discount of $8.5 million (Refinanced and restructured in July 2014)	$—	$54,975
$10.4 million exit fee payable in connection with $50 million convertible note payable dated June 7, 2011, original maturity of June 2016, related discount being amortized into convertible loan balance (refinanced and restructured in July 2014)	—	10,448
Notes Payable, Net of Discount

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 — DEBT, NOTES PAYABLE AND SPECIAL ASSESSMENT OBLIGATIONS – continued

Restructured senior note payable (non-convertible) dated July 24, 2014 secured by substantially all Company assets, bears contractual annual interest at 17%, matures July 24, 2015 (repaid subsequent to December 31, 2014)	36,000	—
$24.8 million note payable assumed on May 14, 2013 in connection with a deed-in-lieu of foreclosure acquisition, secured by operating hotel properties, bears annual interest of 8%, matures March 24, 2017 (repaid subsequent to December 31, 2014)	24,765	24,618
Unsecured note payable under class action settlement, face value of $10.2 million, net of discount of $3.8 million, 4% annual interest rate (14.6% effective yield), interest payable quarterly, matures April 28, 2019	6,763	—
$10.0 million note payable dated February 15, 2013, secured by an operating commercial building and other real estate, bore annual interest of 12%, matured and paid off February 19, 2014	—	10,000
$5.3 million golf membership notes dated December 31, 2009, secured by residential lots, non-interest bearing (12% imputed interest), matured December 31, 2012. Debt satisfied in August 2014 through trustee sale of related assets.	—	5,220
$3.7 million settlement payable to a municipality dated June 2012, for outstanding property tax and related obligations for certain parcels, payable over five and ten years, bearing annual interest of 10%, maturing in June 2017 and 2022, respectively (repaid subsequent to December 31, 2014)	467	2,268
$1.1 million development assistance note payable to Apple Valley Economic Development Authority, dated March 29, 2013, secured by developmental real estate, annual interest rate 6%, maturing December 31, 2016. Expected to be forgiven upon completion of Apple Valley, MN development project, subject to various requirements	762	150
Other liens assumed in October 2013 in connection with guarantor deed-in-lieu acquisition, secured by residential properties.	—	3,787
$24 million construction note payable to a bank dated October 2014 for the construction of a multi-unit housing complex in Apple Valley MN, secured by real property and improvements, bears annual interest of LIBOR plus 3.75%, with a floor of 4.25% (4.25% at December 31, 2014), matures October 20, 2017. Funding to commence following equity funding requirement of $11.8 million	1	—
Other financings	252	—
Special Assessment Obligations
$3.7 million community facility district bonds dated 2005, secured by residential land located in Buckeye, Arizona, annual interest rate ranging from 5%-6%, matures April 30, 2030	3,339	3,465
$2.3 million special assessment bonds dated between 2002 and 2007, secured by residential land located in Dakota County, Minnesota, annual interest rate ranging from 6%-7.5%, maturing various dates through 2022	1,642	1,874
Note Payable to Related Party
$5.0 million unsecured note payable to an affiliate of a shareholder dated December 31, 2014, bears interest at 16% per annum plus exit fee, all amounts due and payable upon maturity 91 days following payoff of NW Capital loan (April 24, 2015).	5,000	—
Totals	$78,991	$116,805

Interest expense for years ended December 31, 2014, 2013 and 2012 was $17.0 million, $19.2 million and $15.2 million, respectively. As discussed in note 14, subsequent to December 31, 2014, the Company refinanced and repaid outstanding indebtedness in the amount of $60.8 million.

Convertible Notes Payable/Exit Fee Payable

In June 2011, we entered into and closed funding of a $50.0 million senior secured convertible loan with NW Capital. The loan was originally scheduled to mature on June 6, 2016 and bore contractual interest at a rate of 17% per year. For each of the years ended December 31, 2014, 2013 and 2012, the lender, at its sole option, may and did make an annual election to defer a portion of interest due representing 5% of the total accrued interest amount, with the balance 12% payable in cash. Deferred interest was capitalized and added to the outstanding loan balance on a quarterly basis. Prior to the restructuring of the NW Capital debt as described below, total deferred interest added to the principal balance of the convertible note totaled $12.1 million as compared

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 — DEBT, NOTES PAYABLE AND SPECIAL ASSESSMENT OBLIGATIONS – continued

to a balance of $10.4 million at December 31, 2013. Interest was payable quarterly in arrears in January, April, July and October during the term of the loan.

In addition, we were required to pay an exit fee (“Exit Fee”) at maturity equal to 15% of the then outstanding principal, unpaid accrued and deferred interest and other amounts owed under the loan agreement. The Exit Fee was considered fully earned under the terms of the loan agreement and was recorded as a liability with an offsetting amount reflected as a discount to the convertible note payable. The Exit Fee and corresponding discount of $10.4 million was estimated assuming the lender elected its annual interest deferral option over the term of the loan. This amount was being amortized to interest expense over the term of the loan using the effective interest method. Debt issuance costs incurred in connection with the NW Capital closing were being amortized over the term of the loan using the effective interest method. With the contractual interest, and the amortization of the Exit Fee and related deferred financing costs, the effective interest rate under the NW Capital loan was approximately 23%. Prior to the restructuring of the NW Capital debt as described below, the remaining unamortized discount totaled $4.2 million, as compared to $5.4 million at December 31, 2013. The amortized discount added to the principal balance of the convertible note during the years ended December 31, 2014 and 2013 totaled approximately $1.7 million and $2.0 million, respectively.

The loan is severally, but not jointly, guaranteed by substantially all of our existing and future subsidiaries, subject to certain exceptions and releases, and secured by a security interest in substantially all of our assets. Under the terms of the original loan agreement, the loan could not be prepaid prior to December 7, 2014 and was otherwise subject to substantial prepayment fees and premiums. In the event of any prepayment, we were also required to redeem all of the common shares held by an affiliate of NW Capital at a purchase price equal to the greater of (a) the original purchase price of $8.02 per share and (b) the original purchase price plus 50% of the excess book value over the original purchase price, if any.

The proceeds from the loan were to be used for the following purposes: working capital and funding our other general business needs; certain obligations with respect to our real property owned, and, as applicable, the development, redevelopment and construction with respect to certain of such properties; certain obligations with respect to, and to enforce certain rights under, the collateral for our loans; to originate and acquire mortgage loans or other investments; to pay costs and expenses incurred in connection with the convertible loan; and other purposes as approved by NW Capital in its discretion.

Conversion Feature

The NW Capital loan was convertible into IMH Financial Corporation Series A preferred stock at any time prior to maturity at an initial conversion rate of 104.3 shares of our Series A preferred stock per $1,000 principal amount of the loan, subject to adjustment. The Series A preferred stock had a liquidation preference per share of the greater of (a) 115% of the $9.58 per share original price, plus all accumulated, accrued and unpaid dividends (whether or not declared), if any, to and including the date fixed for payment, without interest; and (b) the amount that a share of Series A preferred stock would have been entitled to if it had been converted into common stock immediately prior to the liquidation event or deemed liquidation event. Each share of Series A preferred stock was ultimately convertible into one share of our common stock. The initial conversion price represented a 20% discount to the net book value per share of common stock on a GAAP basis as reported in our audited financial statements as of December 31, 2010.

Dividends on the Series A preferred stock were to accrue from the issue date at the rate of 17% of the issue price per year, compounded quarterly in arrears. A portion of the dividends on the Series A preferred stock (generally 5% per annum) may have been payable in additional shares of stock, at the election of NW Capital. Generally, no dividends were to be paid on the common stock during any fiscal year unless all accrued dividends on the Series A preferred stock had been paid in full. However, the lender agreed to allow the payment of dividends to common stockholders for up to the first seven quarters following the loan closing in an annual amount of up to 1% of the net book value of the Company’s common stock as of the immediately preceding December 31.

All issued and outstanding shares of Series A preferred stock were to automatically convert into common stock upon closing of the sale of shares of common stock to the public at a price equal to or greater than 2.5 times the $9.58 conversion price in a firm commitment underwritten public offering and listing of the common stock on a national securities exchange within three years of the date of the loan, resulting in at least $250.0 million of gross proceeds.

Mandatory Redemption

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 — DEBT, NOTES PAYABLE AND SPECIAL ASSESSMENT OBLIGATIONS – continued

If the NW Capital loan was converted into shares of Series A preferred stock, we would have been obligated to redeem all outstanding shares of Series A preferred stock on the fifth anniversary of the loan date (i.e., June 6, 2016) in cash, at a price equal to 115% of the original purchase price, plus all accrued and unpaid dividends (whether or not earned or declared), if any, to and including the date fixed for redemption, without interest. In addition, the Series A preferred stock had certain redemption features in the event of default or the occurrence of certain other events.

Restrictive Covenants

The NW Capital loan agreement also contains certain restrictive covenants which require NW Capital’s consent as a condition to our taking certain actions. The restrictive covenants relate to our ability to sell or encumber our assets, issue additional indebtedness, restructure or modify our ownership structure, settle litigation over $10.5 million, enter into new material agreements and other operational matters. Such covenants were removed upon payoff of the NW Capital loan subsequent to December 31, 2014.

Deferred Financing Costs

In connection with the NW Capital closing, we incurred approximately $8.0 million of debt issuance costs, which were included in deferred financing costs, net of accumulated amortization, in the Company's consolidated balance sheet. These costs included legal, consulting and accounting fees, and costs associated with due-diligence analysis and the issuance of common stock to an outside consultant directly associated with securing the $50.0 million in financing. These costs were being amortized over the term of the loan using the effective interest method. In connection with the restructure of the NW Capital debt described below, $2.9 million of unamortized debt issuance costs were written off and charged as a component of the debt termination charge.

NW Capital Loan Restructure
On July 24, 2014, the Company entered into a series of agreements and transactions in connection with the partial refinancing and restructuring of the NW Capital loan pursuant to a payoff agreement, as amended (“Payoff Agreement”), the principal terms of which are described below:

Pursuant to the Payoff Agreement, the Company and NW Capital entered into certain amendments to the NW Capital loan (collectively, the "Modified Loan") the principal terms of which are as follows: (1) the new maturity date is July 22, 2015 (the "Maturity Date"); (2) the conversion rights that had been held by NW Capital to convert the debt into our Series A preferred stock were eliminated; (3) the new principal balance was set at $45.0 million; (4) interest accrues at 17% per annum, payable by the Company on a quarterly basis; and (5) on October 24, 2014, and no later than every 90 days thereafter until the Maturity Date, the Company was required to make payments equal to the sum of: (x) $5.0 million (which payment will be applied toward the then-outstanding principal and interest due on the Modified Loan); and (y) a fee of one percent (1)% of the then-outstanding principal balance of the Modified Loan. As a result of the material change in loan terms, the NW Capital loan was treated as a termination of the existing loan and issuance of a new loan. Under the Payoff Agreement, a total payment of $81.4 million was made to NW Capital consisting of the $45.0 million Modified Loan, $18.6 million from the issuance of preferred shares and approximately $10.0 million in cash. The Company incurred additional debt termination charges from other costs associated with the transaction, including the issuance of various equity instruments as described in note 12 related directly to the Modified Loan. As a result of the NW Capital debt restructuring, the Company recorded a debt termination charge of $22.4 million during the year ended December 31, 2014.

In October 2014, the Company entered into a further amendment of the Modified Loan to extend the payment date of the initial $5.0 million principal payment due on October 24, 2014 to December 22, 2014, and then received a further extension to December 30, 2014. In consideration of these extensions, the Company paid an extension fee of $0.70 million. The extensions were executed to provide the Company additional time to 1) generate additional liquidity from the anticipated closing of the sale of certain assets under executed contracts for sale, and 2) to complete negotiations with the third party lender for the payoff of the Modified Loan.

As described in note 14, subsequent to December 31, 2014, we secured replacement financing and repaid the Modified Loan in full.
Rights Offering Convertible Notes

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 — DEBT, NOTES PAYABLE AND SPECIAL ASSESSMENT OBLIGATIONS – continued

As described in note 13, we were required under the terms of a class action settlement to effect an offering to issue up to $10.0 million in senior secured convertible notes to participating accredited shareholders at terms economically equivalent to the NW Capital loan ("Rights Offering"). The Rights Offering was completed on April 28, 2014 and we ultimately issued notes in the aggregate principal amount of $70,000 to participating shareholders. The notes issued under the Rights Offering ("RO Notes") were recorded by the Company at their fair value. Based on the fair value assessment performed, management determined that the estimated fair value of the RO Notes was $97,000 (as compared to the face amount of $70,000) based on the derived fair value and the imputed effective yield of such notes of 7.1% (as compared to the note rate of 17% plus the derived exit fee of $12,000 resulting in an effective rate of approximately 22.3%) as of the offering settlement date. The difference between the fair value of the RO Notes and the actual face amount totaling $26,000 was recorded as a debt premium by the Company. The debt premium and exit fee were being amortized and recorded as a reduction of interest expense using the effective interest method over the term of the RO Notes. During the year ended December 31, 2014, the Company repurchased and retired all of the outstanding RO Notes.

Exchange Notes

As described in note 13, we were required under the terms of the same class action settlement to effect an offering to issue up to $20.0 million in five-year, 4%, unsecured notes to participating shareholders in exchange for common stock held by such shareholders at a price of $8.02 per share ("Exchange Offering"). The Exchange Offering was completed on April 28, 2014 and we ultimately issued Exchange Offering notes ("EO Notes") to participating shareholders with a face value of $10.2 million, which were recorded by the Company at fair value. The estimated fair value of the EO Notes was $6.4 million based on the fair value and the imputed effective yield of such notes of 14.6% (as compared to the note rate of 4%) resulting in a debt discount on the EO Notes of $3.8 million. This amount has been recorded as a debt discount in the Company’s consolidated financial statements and is being amortized as an adjustment to interest expense using the effective interest method over the term of the EO Notes. The amortized discount added to the principal balance of the EO Notes during the year ended December 31, 2014 totaled $0.4 million. Interest is payable quarterly in arrears each January, April, July, and October during the term of the EO Notes with the initial interest payment due in July 2014. The EO Notes mature on April 28, 2019, and may be prepaid in whole or in part without penalty at the option of the Company. However, subject to certain minimum cash and profitability conditions, the terms of the EO Notes may require a 50% prepayment on April 29, 2018.

Construction Loan
During the year ended December 31, 2014, the Company secured a construction loan in connection with the Gabella development in the amount of $24.0 million (the “Construction Loan”) from the Bank of the Ozarks (“Ozarks”) pursuant to a Construction Loan Agreement entered into between IMH Gabella and Ozarks, dated as of October 20, 2014. In addition to the Construction Loan, the project's development costs is being financed through an equity contribution of $11.8 million by the Company consisting of entitled land and working capital. The Construction Loan is secured by a first lien mortgage on the project as well as certain adjacent parcels that are planned for future development, improvements thereon, and an assignment of rents and revenues. Unless there is an event of default, the Construction Loan bears annual interest at the greater of three-month LIBOR plus 375 basis points, or 4.25%. The loan matures October 20, 2017, provided, however, that the initial term may be extended for two additional one-year terms subject to the satisfaction of certain conditions, including the payment of an extension fee equal to 0.25% of the then outstanding principal balance of the Construction Loan. Advances under the Construction Loan will commence when the Company has fully satisfied its equity funding requirement (aside from a minimal $1,000 funding made at the loan closing). Interest only payments on any outstanding principal commence on November 1, 2014. Monthly payments of principal and interest will commence on the earlier of (i) November 1, 2016 and (ii) the first month following stabilization (as defined in the loan agreement). The Construction Loan is subject to a completion and repayment guarantee by the Company and requires a minimum liquidity balance of $7.5 million commencing on the initial construction draw (expected to occur in the first or second quarter of 2015). The Construction Loan can be prepaid without penalty, provided that no prepayment is permitted unless it includes the full amount of the then accrued but unpaid interest on the amount of principal being so prepaid.

Other Notes Payable Activity

As described in note 4, during the year ended December 31, 2014, we purchased certain residential land in a master planned community. This property, which was subsequently sold, had an aggregate cost basis of $9.4 million. In connection with the purchase of these properties, we assumed certain notes payable the terms and current disposition of which are as follows:

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 — DEBT, NOTES PAYABLE AND SPECIAL ASSESSMENT OBLIGATIONS – continued

•	$1.45 million note bearing annual interest at 5%, secured by the underlying collateral property. This note was repaid in full upon sale of the related property.

•	$3.25 million note bearing annual interest at 10%, secured by the underlying collateral property. This note was repaid in full upon sale of the related property.

•
$3.18 million note bearing annual interest at 3%, interest only payable monthly, unsecured, maturing June 5, 2023. As described in note 13, a majority of the note balance was payable to certain entities affiliated with a loan guarantor against whom the Company has obtained a judgment. As a result, during the year ended December 31, 2014, the Company sought and obtained court approval to offset this liability against the outstanding judgment, at which time the liability was defeased and removed from our books.

As described in note 4, during the year ended December 31, 2013, we assumed a note payable with a balance of $24.6 million from a bank in connection with a deed-in-lieu of foreclosure that is secured by the related hotel operating properties with a carrying value of approximately $81.5 million at December 31, 2014. During 2013, the note payable bore annual interest of 12%, with required monthly payments of principal and interest and the outstanding principal due at original maturity on March 28, 2014. Upon maturity, we negotiated with the lender to extend the maturity date of the loan for a three year period at a reduced annual interest rate of 8.0%, with interest only payments for the first year of the loan, and monthly payments of approximately $0.2 million thereafter until maturity. As described in note 14, subsequent to December 31, 2014, we secured replacement financing and repaid the note payable in full and paid a $0.5 million prepayment penalty.

During the year ended December 31, 2013, we secured financing of $10.0 million that was secured by certain REO assets. Prior to its maturity in February 2014, the note payable bore annual interest of 12%, with required monthly payments of interest and the outstanding principal due at maturity. The note matured in February 2014 at which time the balance was repaid in full. Under the terms of the loan, we were required to maintain a minimum $5.0 million balance of cash and cash equivalents. We obtained approval from NW Capital in connection with this financing.
During the year ended December 31, 2013, we acquired a residential property with a fair value of $3.8 million in connection with a judgment obtained against a former guarantor on certain mortgage loans. The residential property was subject to four liens which had sole recourse to the residential property. Such liens aggregated approximately $17.4 million in principal, exclusive of unpaid interest. We recorded such liens (one of which was a bank lien for $2.4 million) at their fair value, which was determined to approximate the fair value of the related asset which totaled $3.8 million at December 31, 2013. During the year ended December 31, 2014, we purchased two of the liens totaling $15 million from the counterparty for $1.3 million, which approximated the fair value of such liens. The residential property was sold in June 2014 at which time the bank lien associated with the property was repaid.
In connection with our Gabella multifamily housing development in Apple Valley, Minnesota, we entered into, among other agreements, a business subsidy agreement and related loan agreement dated March 29, 2013, as amended on July 10, 2014, with the Apple Valley Economic Development Authority ("EDA"). Under the terms of the business subsidy agreement, the EDA agreed to advance to us up to $1.1 million in the form of a loan, but in no event to exceed the amount received from Dakota County for the statutory penalty and interest on special assessment taxes which were assessed in the tax years 2007 through 2011, and for which we have recorded a liability. The loan bears interest at the rate of 6.0% per annum and shall accrue until the loan is satisfied or paid in full. If we complete the development project no later than April 30, 2016, and certain other conditions are satisfied, and no event of default occurs, the EDA is expected to forgive the loan in its entirety. If we do not meet the specified goals, the loan and all accrued unpaid interest must be repaid on or before December 31, 2017. In addition, under the agreement, we are not allowed to sell, transfer or otherwise convey all or part of the property for a period of five years following completion without the prior written consent of EDA. As of December 31, 2014 and 2013, the total amount advanced to us under the loan agreement was $0.8 million and $0.2 million, respectively.

In conjunction with our Apple Valley development project described above, we also entered into a settlement agreement in June 2012 with the local municipality relating to outstanding past due property taxes, penalties and interest on various parcels totaling $3.7 million and bearing annual interest of 10%. Under the terms of the settlement agreement, we were required to make annual payments over either a five or ten year period, depending on the parcel. During the years ended December 31, 2014 and 2013, we made principal payments totaling $1.8 million and $0.7 million, respectively. The outstanding balance of the settlement obligation totaled $0.5 million and $2.3 million at December 31, 2014 and 2013, respectively. Subsequent to December 31, 2014, we paid the remaining principal balance of this obligation.

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 — DEBT, NOTES PAYABLE AND SPECIAL ASSESSMENT OBLIGATIONS – continued

Under the terms of a settlement agreement in 2010, we executed two promissory notes for certain golf club membership interests, relating to certain residential lots we owned, totaling $5.2 million. The notes were secured by the security interest on the related residential lots acquired through foreclosure, were non-interest bearing and matured on December 31, 2012. Due to the non-interest bearing nature of the loans, in accordance with applicable accounting guidance, we imputed interest on the notes at our then-incremental borrowing rate of 12% per annum and recorded the notes net of the discount. The discount was amortized to interest expense over the term of the notes and was fully amortized as of December 31, 2012. During 2012, we strategically defaulted on the terms of an agreement related to the loan, which resulted in an acceleration of the maturity date of such debt. During 2012, we made no principal payments under the notes but continued to accrue interest at the default rate of 10% per annum. The lender filed a notice of delinquency and a notice of trustee sale was scheduled for June 2012. The subsidiary that owned these assets was placed into bankruptcy which stayed the trustee sale. During 2013, the bankruptcy court rejected our proposed plan of reorganization and lifted the stay on the trustee sale, which we appealed. During the year ended December 31, 2014, the Company reached an agreement with the lender whereby the Company withdrew its appeal and bankruptcy filing to allow the completion of the trustee sale, in exchange for release from any further potential liability. Immediately prior to the trustee sale in September 2014 and as of December 31, 2013, the net principal balance of the notes payable was $5.2 million and default interest reflected in accrued interest payable totaled $1.5 million and $1.1 million, respectively. The notes were secured by certain REO assets that had a carrying value of approximately $4.8 million. At the time of the trustee sale, the carrying value of these assets was less than the collective balance of the loan, accrued interest and various accrued liabilities and fees. As a result of our agreement with the lender, when the lender took title to those assets at the trustee sale, the carrying value of those assets, net of the debt obligation, accrued interest and other liabilities was charged to operations as a gain on disposal of assets in the amount of $3.3 million since that liability was legally defeased by such action.

Special Assessment Obligations

As of December 31, 2014 and 2013, we recorded obligations arising from our allocated share of certain community facilities district special revenue bonds and special assessments of $5.0 million and $5.3 million, respectively. These obligations are described below.

One of the special assessment obligations had an outstanding balance of $3.3 million and $3.5 million as of December 31, 2014 and 2013, respectively, and has an amortization period that extends through April 30, 2030, with an annual interest rate ranging from 5% to 6%. The special assessment obligation is secured by certain real estate held for sale consisting of 171 acres of unentitled land located in Buckeye, Arizona which has a carrying value of approximately $4.9 million at December 31, 2014. During the years ended December 31, 2014 and 2013, we made principal payments totaling $0.1 million and $0.8 million, respectively.

The other special assessment obligations are comprised of a series of special assessments that collectively had an outstanding balance of approximately $1.6 million and $1.9 million as of December 31, 2014 and 2013, respectively. The special assessment obligations have amortization periods that extend through 2022, with annual interest rates ranging from 6% to 7.5%. The special assessment obligations are secured by certain real estate held for development consisting of 13 acres of unentitled land located in Dakota County, Minnesota which has a carrying value of approximately $8.2 million at December 31, 2014. Such real estate assets are owned by a wholly-owned subsidiary of the Company. During the years ended December 31, 2014 and 2013, we made principal repayments totaling $0.2 million and $0.3 million, respectively.

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

Note Payable to Related Party
On December 31, 2014, the Company entered into a loan agreement with SRE Monarch for a non-revolving credit SRE Facility in an amount not to exceed $5.0 million and, on December 31, 2014, pursuant to the SRE Note, the Company drew down the full amount of the SRE Facility. The Company used the proceeds under the SRE Facility to make a scheduled payment under the Modified Loan. SRE Monarch is a related party of Seth Singerman, one of the Company’s directors and an affiliate of one of our preferred equity holders.

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 — DEBT, NOTES PAYABLE AND SPECIAL ASSESSMENT OBLIGATIONS – continued

The SRE Note is unsecured but is guaranteed by the Company. The SRE Note matures on the 91st day after full repayment of the Modified Loan, which was repaid on January 23, 2015, resulting in a maturity date of the SRE Note of April 24, 2015. All advanced amounts under the SRE Facility, including accrued interest and outstanding fees, are payable on the maturity date. The SRE Note bears interest at a per annum base rate of 16%, and is subject to increase in the event the SRE Note is not repaid in full on or prior to October 22, 2015. The Company paid a structuring fee of $0.1 million and agreed to pay a facility exit fee computed at $0.3 million and certain other potential customary fees, costs and expenses in connection with a timely payoff of the SRE Facility. The Company expects to fully satisfy its obligations under the SRE Facility with the proceeds from a refinancing of the Modified Loan that closed subsequent to December 31, 2014.

Our debt, notes payable, CFD and special assessment obligations have the following scheduled maturities (in thousands):

Year	Amount (1)
2015	$6,086
2016	1,134
2017	29,130
2018	32,396
2019	7,155
Thereafter	3,090
Total	$78,991

(1) The foregoing table reflects the maturity of our debt obligations following the refinancing of the NW Capital and bank loan which closed subsequent to December 31, 2014 as described in note 14.

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – SEGMENT INFORMATION

Operating segments are defined as components of an enterprise that engage in business activity from which revenues are earned and expenses incurred for which discrete financial information is available that is evaluated regularly by our chief operating decision makers in deciding how to allocate resources and in assessing performance. As of and for the years ended December 31, 2014, 2013 and 2012, the Company’s reportable segments are based on the products and services offered by the Company and management’s intent for such assets, which include the following:

Mortgage and REO – Legacy Portfolio and Other Operations — Consists of the collection, workout and sale of new and legacy loans and REO assets, including financing of such asset sales. This also encompasses the carrying costs of such assets and other related expenses. This segment also reflects the carrying value of such assets and the related finance and operating obligations.

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

Corporate and Other — primarily consists of our centralized general and administrative, corporate treasury and deposit gathering activities, and interest expense associated with debt issuances. Corporate and Other also includes reclassifications and eliminations between the reportable operating segments, if any. This segment also reflects the carrying value of such assets and the related finance and operating obligations.

The information presented in our reportable segments tables that follow may be based in part on internal allocations, which involve management judgment. Substantially all revenues recorded are from external customers. There is no material intersegment activity.

Disposal of Individually Significant Component

During the year ended December 31, 2014, we entered into an agreement to sell the operating assets that comprise our currently sole commercial real estate leasing operating segment. The transaction is scheduled to close in the first or second quarter of 2015. Accordingly, the related operating assets have been classified as held for sale in the accompanying consolidated balance sheet as of December 31, 2014. Based on management's analysis, the sale of this business segment does not require separate discontinued operations financial statement presentation since the disposition of this asset represents neither a strategic shift for the Company, nor will it have a major effect on our operations and financial results. In addition, while the sale of the assets may require partial seller financing, we do not anticipate any significant continuing involvement with the related operations.

As noted in the following tables, the commercial real estate leasing operation segment contributed $3.3 million, $3.1 million and $1.4 million in pretax loss for the years ended December 31, 2014, 2013 and 2012, respectively.

Consolidated financial information for our reportable operating segments as of and for the years ended December 31, 2014, 2013 and 2012 is summarized as follows (in thousands):

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – SEGMENT INFORMATION - continued

Balance Sheet Items	As of December 31,
	2014	2013
Total Assets
Mortgage and REO - Legacy Portfolio and Other Operations	$73,883	$112,073
Commercial Real Estate Leasing Operations	16,291	21,202
Hospitality and Entertainment Operations	85,437	87,061
Corporate and Other	6,161	17,065
Consolidated	$181,772	$237,401

Notes Payable, Special Assessment Obligations, Capital Leases and Other Long Term Obligations
Mortgage and REO - Legacy Portfolio and Other Operations	$6,297	$16,764
Commercial Real Estate Leasing Operations	—	10,000
Hospitality and Entertainment Operations	25,948	25,845
Corporate and Other	47,945	65,446
Consolidated	$80,190	$118,055

Operating Liabilities
Mortgage and REO - Legacy Portfolio and Other Operations	$2,235	$4,434
Commercial Real Estate Leasing Operations	651	743
Hospitality and Entertainment Operations	3,964	2,712
Corporate and Other	3,713	5,585
Consolidated	$10,563	$13,474

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – SEGMENT INFORMATION - continued

	Year Ended December 31, 2014
Income Statement Items	Mortgage and REO - Legacy Portfolio and Other Operations	Commercial Real Estate Leasing Operations	Hospitality and Entertainment Operations	Corporate and Other	Consolidated
Revenues:
Operating property revenue	$8	$1,689	$25,616	$—	$27,313
Investment and other interest income	1,713	—	2	44	1,759
Mortgage loan income	2,351	—	—	4	2,355
Total Revenue	4,072	1,689	25,618	48	31,427
Expenses:
Operating Property Direct Expenses (excluding interest and depreciation):
Payroll related expenses	—	51	8,767	—	8,818
Cost of sales	—	—	3,059	—	3,059
Property Taxes	—	334	290	—	624
Management Fees	—	38	1,615	—	1,653
Other departmental and G&A costs	—	—	4,189	—	4,189
Other costs	—	992	3,165	—	4,157
Operating Property Direct Expenses (excluding interest and depreciation)	—	1,415	21,085	—	22,500

Expenses for Non-Operating Real Estate Owned:
Property Taxes	895	—	—	—	895
Other costs	1,006	—	—	7	1,013
Expenses for Non-Operating Real Estate Owned	1,901	—	—	7	1,908

Professional Fees:
Financial Reporting - Audit, Legal and Tax	46	—	—	840	886
Other Legal	3,719	—	—	887	4,606
Asset Management	212	—	—	753	965
Other costs	74	—	—	1,415	1,489
Professional Fees	4,051	—	—	3,895	7,946

General and Administrative Expenses
Payroll related expenses	—	—	—	5,784	5,784
Insurance expense	34	—	—	1,103	1,137
Rent	—	—	—	213	213
Other general and administrative costs	68	—	—	1,220	1,288
General and Administrative Expense	102	—	—	8,320	8,422

Other Expenses:

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – SEGMENT INFORMATION - continued

Interest Expense	1,244	305	2,379	13,095	17,023
Debt Termination Charges	—	—	495	21,864	22,359
Depreciation & Amortization Expense	—	905	2,321	206	3,432
Gain on Disposal of Assets	(16,476)	—	—	(6)	(16,482)
Recovery of Credit Losses, Net	(2,752)	(51)	—	(1)	(2,804)
Impairment of Real Estate Owned	2,291	2,405	—	—	4,696
Other Expenses	(15,693)	3,564	5,195	35,158	28,224

Total Expenses	(9,639)	4,979	26,280	47,380	69,000

Net income (loss)	$13,711	$(3,290)	$(662)	$(47,332)	$(37,573)

	Year Ended December 31, 2013
	Mortgage and REO - Legacy Portfolio and Other Operations	Commercial Real Estate Leasing Operations	Hospitality and Entertainment Operations	Corporate and Other	Consolidated
Revenues:
Operating property revenue	$1	$1,474	$15,665	$—	$17,140
Investment and other interest income	5,388	2	4	9	5,403
Mortgage loan income	783	—	—	—	783
Total Revenue	6,172	1,476	15,669	9	23,326

Expenses:
Operating Property Direct Expenses (excluding interest and depreciation):
Payroll related expenses	—	54	4,917	—	4,971
Cost of sales	—	—	2,125	—	2,125
Property Taxes	—	335	219	—	554
Management Fees	—	36	1,409	—	1,445
Other departmental and G&A costs	—	—	2,957	—	2,957
Other costs	—	989	1,365	—	2,354
Operating Property Expenses (excluding interest and depreciation)	—	1,414	12,992	—	14,406

Expenses for Non-Operating Real Estate Owned:
Property Taxes	1,051	—	—	—	1,051
Other costs	1,086	—	—	8	1,094
Expenses for Non-Operating Real Estate Owned	2,137	—	—	8	2,145

Professional Fees:
Financial Reporting - Audit, Legal and Tax	23	—	—	769	792
Other Legal	3,401	—	—	16	3,417
Asset Management	3	—	—	1,500	1,503
Other costs	324	—	—	1,224	1,548

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – SEGMENT INFORMATION - continued

Professional Fees	3,751	—	—	3,509	7,260

General and Administrative Expenses:
Payroll related expenses	—	—	—	3,574	3,574
Insurance expense	6	—	—	1,259	1,265
Rent	—	—	—	210	210
Other general and administrative costs	27	—	—	670	697
General and Administrative Expense	33	—	—	5,713	5,746

Other Expenses:
Interest Expense	1,766	1,801	2,124	13,485	19,176
Depreciation & Amortization Expense	—	1,337	1,512	206	3,055
Settlement and Related Costs	9	—	—	6,100	6,109
(Gain) Loss on Disposal of Assets	(1,460)	—	—	30	(1,430)
Recovery of Credit Losses, Net	(8,028)	(11)	—	—	(8,039)
Impairment of Real Estate Owned	1,103	—	—	—	1,103
Other Expenses	(6,610)	3,127	3,636	19,821	19,974

Total Expenses	(689)	4,541	16,628	29,051	49,531

Net income (loss)	$6,861	$(3,065)	$(959)	$(29,042)	$(26,205)

	Year Ended December 31, 2012
	Mortgage and REO - Legacy Portfolio and Other Operations	Commercial Real Estate Leasing Operations	Hospitality and Entertainment Operations	Corporate and Other	Consolidated
Revenues:
Operating property revenue	$85	$1,415	$1,985	$—	$3,485
Investment and other income	20	13	1	161	195
Mortgage loan income	1,085	—	—	(1)	1,084
Total Revenue	1,190	1,428	1,986	160	4,764

Expenses:
Operating Property Direct Expenses:
Payroll related expenses	—	80	—	—	80
Cost of sales	—	—	483	—	483
Property Taxes	—	326	131	—	457
Management Fees	—	48	1,152	—	1,200
Other costs	—	1,078	896	—	1,974
Operating Property Expenses (excluding interest and depreciation)	—	1,532	2,662	—	4,194

Expenses for Non-Operating Real Estate Owned:
Property Taxes	1,444	—	—	(2)	1,442
Other costs	1,762	—	—	2	1,764

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – SEGMENT INFORMATION - continued

Expenses for Non-Operating Real Estate Owned	3,206	—	—	—	3,206

Professional Fees:
Financial Reporting - Audit, Legal and Tax	40	—	—	660	700
Other Legal	1,988	—	—	(443)	1,545
Asset Management	—	—	—	1,500	1,500
Other costs	340	—	—	1,856	2,196
Professional Fees	2,368	—	—	3,573	5,941

General and Administrative Expenses
Payroll related expenses	—	—	—	3,234	3,234
Insurance expense	—	—	—	1,243	1,243
Rent	—	—	—	416	416
Other general and administrative costs	34	—	—	1,470	1,504
General and Administrative Expense	34	—	—	6,363	6,397

Other Expenses:
Interest Expense	2,247	12	93	12,863	15,215
Depreciation & Amortization Expense	—	1,323	336	892	2,551
Settlement and Related Costs	—	—	—	2,563	2,563
Gain on Disposal of Assets	(982)	—	—	(7)	(989)
Recovery of Credit Losses, Net	(2,117)	(5)	—	—	(2,122)
Other Expenses	(852)	1,330	429	16,311	17,218

Total Expenses	4,756	2,862	3,091	26,247	36,956

Net loss	$(3,566)	$(1,434)	$(1,105)	$(26,087)	$(32,192)

NOTE 9 – PROPERTY AND EQUIPMENT

Certain of our REO assets and operating properties include land and certain depreciable assets such buildings, improvements, and furniture and equipment assets acquired through foreclosure. In addition, REO held for sale includes certain balances of previously depreciable building and improvements, furniture, fixtures and equipment, and tenant improvements with carrying values totaling $15.3 million, net of accumulated depreciation and amortization of $6.8 million, which was recorded prior to such assets being classified as held for sale.

A summary of these assets, at cost less accumulated depreciation and amortization, as of December 31, 2014 and 2013 follows (in thousands):

	December 31,
	2014	2013
Land	$43,958	$43,958
Building and improvements	47,256	49,694
Tenant improvements	8,542	8,378
Furniture, fixtures and equipment	9,744	9,161
Computer equipment	132	85
Construction in progress	4,765	—
Total	114,397	111,276
Less accumulated depreciation and amortization	(10,819)	(7,593)

Property and equipment, net	$103,578	$103,683

The amounts in the foregoing table are reflected in the following line items in the accompanying consolidated balance sheets at December 31, 2014 and 2013 (in thousands):

	December 31,
	2014	2013
Operating Properties Acquired through Foreclosure	$83,481	$103,683
Real Estate Acquired through Foreclosure Held for Sale	15,332	—
Real Estate Acquired through Foreclosure Held for Development	4,765	—

Property and equipment, net	$103,578	$103,683

In addition to these assets, we own other property and equipment related primarily to our corporate activities, which consisted of the following at December 31, 2014 and 2013 (in thousands):

	December 31,
	2014	2013
Furniture and equipment	$1,086	$1,086
Leasehold improvements	850	850
Computer and communication equipment	1,868	1,833
Other	28	61
Total	3,832	3,830
Less accumulated depreciation and amortization	(3,178)	(3,004)

Property and equipment, net	$654	$826

Depreciation and amortization on REO and property and equipment is computed on a straight-line basis over the estimated useful life of the related assets, which range from five to 40 years. Depreciation and amortization expense recorded for these assets totaled $3.4 million, $3.1 million and $2.6 million for the years ended December 31, 2014, 2013 and 2012, respectively.

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – LEASE COMMITMENTS

Capital Leases

In connection with our acquisition of the hotel properties as described in note 4, we assumed certain capital lease obligations related to the hotel operations. The primary capital lease obligation relates to the leasing of a 28-room hotel complex located adjacent to one of the owned hotels. The lease requires monthly lease payments of $9,800 and extends through December 2040, which approximates the estimated useful life of the property. Using an imputed annual rate of 9%, we recorded a capital lease obligation of $1.3 million at the date of acquisition. The remaining leases relate to certain equipment which are approximately three years in term and contain bargain purchase options at the end of the lease term.

A summary of minimum lease payments required under these capital leases as of December 31, 2014 follows (in thousands):

Years ending	Amount
2015	$130
2016	123
2017	118
2018	118
2019	118
Thereafter	2,474
3,081
Less: interest portion (9%)	(1,882)
Capital lease obligation	$1,199

Operating Leases

The Company is subject to an office lease for its corporate headquarters in Scottsdale, Arizona, which commenced in May 2012 and expires in October 2017. Additionally, we are obligated under various operating leases for office and other equipment, storage, parking and other leased space related to our operating leases for periods ranging from one to five years, with renewal options for certain properties, as well as certain land and temporary housing leases that extend to 2040. As of December 31, 2014, future minimum lease payments required under these various lease agreements are as follows, assuming certain renewal options are exercised (in thousands):

Years ending	Amount
2015	$489
2016	460
2017	357
2018	147
2019	128
Thereafter	128
Total	$1,709

Rent expense was $0.2 million, $0.2 million and $0.4 million for the years ended December 31, 2014, 2013 and 2012, and is included in general and administrative expenses in the accompanying consolidated statement of operations.

NOTE 11 — INCOME TAXES

During the years ended December 31, 2014, 2013 and 2012, the Company incurred no current or deferred tax provision expense for federal or state taxes. A reconciliation of the expected income tax expense (benefit) at the statutory federal income tax rate of 35% to the Company’s actual provision for income taxes and the effective tax rate for the years ended December 31, 2014, 2013 and 2012, respectively, is as follows (amounts in thousands):

	2014		2013		2012
	Amount	%	Amount	%	Amount	%
Computed Tax Benefit at Federal Statutory Rate of 35%	$(13,151)	35.0%	$(9,172)	35.0%	$(11,268)	35.0%

Permanent Differences:
State Taxes, Net of Federal Benefit	(1,378)	3.7%	(859)	3.3%	(1,282)	4.0%
Change in Valuation Allowance	13,434	(35.8)%	8,374	(32.0)%	12,509	(38.9)%
Shareholder Settlement Payable	(707)	1.9%	1,537	(5.9)%	—	—
Capitalized Debt Termination and Legal Fees	1,748	(4.8)	—	—	—	—
Other Permanent Differences	53	—%	120	(0.4)%	41	(0.1)%
Provision (Benefit) for Income Taxes	$—	—%	$—	—%	$—	—%

Deferred income tax assets and liabilities result from differences between the timing of the recognition of assets and liabilities for financial reporting purposes and for income tax return purposes. These assets and liabilities are measured using the enacted tax rates and laws that are currently in effect. The significant components of deferred tax assets and liabilities in the consolidated balance sheets as of December 31, 2014 and 2013, respectively, were as follows (in thousands):

Deferred Tax Assets	2014	2013
Loss Carryforward	$156,175	$132,769
Allowance for Credit Loss	4,655	5,200
Impairment of Real Estate Owned	6,613	16,161
Reserve against Judgment	7,299	6,004
Capitalized Real Estate Costs	6,502	5,453
Accrued Expenses	478	2,598
Accrued Interest Payable	626	883
Stock Based Compensation	1,213	969
Fixed Assets and Other	767	856
Total Deferred Tax Assets Before Valuation Allowance	184,328	170,893
Valuation Allowance	(184,328)	(170,893)
Total Deferred Tax Assets Net of Valuation Allowance	$—	$—

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

The temporary differences that give rise to deferred tax assets and liabilities upon recapitalization of the Company were primarily related to the valuation allowance for loans held for sale and certain impairments of REO assets which are recorded on our books but deferred for tax reporting purposes. Because of the significant declines in the real estate markets in recent years, we had approximately $72 million of built-in unrealized tax losses in our portfolio of loans and REO assets, as well as other deferred tax

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 — INCOME TAXES - continued

assets, and approximately $400 million of federal and state net operating loss carryforwards as of December 31, 2014. As of December 31, 2013, we had approximately $98 million of built-in unrealized tax losses and approximately $340 million of federal and state net operating loss carryforwards. The increase in our valuation allowance during the periods ended December 31, 2014, 2013 and 2012 was primarily a result of a continuation of net operating losses and the realization of tax losses resulting from foreclosure of legacy loan assets.

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

As of December 31, 2014 and 2013, we had federal net operating loss carry forwards of approximately $400 million and $340 million, respectively, which will begin to expire in 2031. As of December 31, 2014 and 2013, we had state net operating loss carry forwards of approximately $356 million and $300 million, respectively, which will begin to expire in 2016. Section 382 of the Internal Revenue Code of 1986, as amended ("Internal Revenue Code Section 382"), provides for annual limitations on the utilization of net operating loss carryforwards if the Company were to undergo an ownership change, as defined in Internal Revenue Code Section 382. In general, an ownership change occurs whenever the percentage of the shares by value of a corporation owned, directly or indirectly, by 5 percent shareholders, as defined in Internal Revenue Code Section 382, increases by more than 50 percentage points over the lowest percentage of the shares by value of such corporation owned, directly or indirectly, by such 5 percent shareholders at any time over the preceding three years. In the event such ownership change occurs, the annual limitation may result in the expiration of the net operating losses prior to their ability to be utilized against taxable income, in any. Based on a preliminary analysis performed by the Company, an ownership change did not occur during 2014. In the event of an ownership change, under Internal Revenue Code Section 382, the utilization of our existing net operating loss carryforwards and built in losses may be subject to limitation.

The Company has not identified any uncertain tax positions and does not believe it will have any material changes over the next 12 months. Interest and penalties accrued, if any, relating to uncertain tax positions will be recognized as a component of the income tax provision. However, since there are no uncertain tax positions, we have not recorded any accrued interest or penalties.

The Company files corporate income tax returns in the U.S. federal and various state jurisdictions. The Company is not subject to income tax examinations by tax authorities for periods prior to June 18, 2010. The predecessor entities are subject to tax examinations by state tax authorities for the period ended June 18, 2010.

NOTE 12 — STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE

Our capital structure consisted of the following at December 31, 2014 and 2013:

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 — STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE – continued

		December 31,
		2014	2013
	Authorized	Total Issued	Total Issued
Common Stock
Common Stock	150,208,500	50,000	50,000
Class B Common Stock:
Class B-1	4,023,400	3,811,342	3,811,342
Class B-2	4,023,400	3,811,342	3,811,342
Class B-3	8,165,700	7,735,169	7,735,169
Class B-4	781,644	627,579	627,579
Total Class B Common Stock	16,994,144	15,985,432	15,985,432
Class C Common Stock	15,803,212	838,448	838,448
Class D Common Stock	16,994,144	—	—
Total Common Stock	200,000,000	16,873,880	16,873,880
Preferred Stock	100,000,000	8,200,000	—
Total	300,000,000	25,073,880	16,873,880
Less: Treasury Stock		(1,629,818)	(41,659)
Total issued and outstanding		23,444,062	16,832,221

In addition, at December 31, 2014 and 2013, the Company had reserved 11.4 million shares and 14.3 million shares, respectively, of its authorized but unissued common stock for possible future issuance in connection with the following:

	2014	2013
Exercise and future grants of stock options	1,200,000	1,200,000
Exercise of stock warrants	2,000,000	—
Conversion of preferred stock	8,200,000	3,811,342
Conversion of convertible debt	—	9,303,429
Approved but unissued restricted common stock	1,100,000	—
Total	11,400,000	14,314,771

Common Stock

Common Stock includes restricted common stock and unrestricted, fully tradable, voting common stock. Upon liquidation, our assets are distributed on a pro rata basis, after payment in full of any liabilities and amounts due to preferred stockholders.

Restricted Common Stock

On July 24, 2014, the Company entered into restricted stock agreements effective January 1, 2015 to issue 1.1 million shares of restricted common stock which vest over a 3 years period to certain executives of the Company in connection with their respective employment contracts. While the initial stock issuance did not occur until January 1, 2015, the grant date and the service period commencement date was considered to be July 24, 2014. Accordingly, the fair value of the restricted stock of $1.9 million is being recorded as compensation expense ratably over the service period beginning in July 2014. During the year ended December 31, 2014, we recognized compensation expense totaling $0.2 million in connection with the restricted stock grant.

In addition, each independent director on our board of directors also is entitled to receive certain shares of restricted common stock under our 2014 Non-Employee Director Compensation Plan which was approved during the year ended December 31, 2014. However, no shares have been issued to such directors to date.

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 — STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE – continued

Also, as described in note 14, subsequent to December 31, 2014, we entered into restricted stock agreements to issue an additional 425,000 shares of restricted stock in connection with the hiring of certain senior executives. Such shares shall vest upon the earlier of a) ratably over the three year period of the related employment contracts, b) a change in control, or c) termination without cause or death. The holders of such stock shall have all rights of common stockholders, including, among other things, voting rights and payments of dividends.

Class B, C, and D Common Stock

Holders of Class B, C, and D Common Stock generally have the same relative powers and preferences as the common stockholders, except for certain transfer restrictions, as follows:

•
Class B Common Stock - The Class B common stock, which was issued in exchange for membership units of the Fund, the stock of the Manager or membership units of Holdings, is held by a custodian and divided into four separate series of Class B common stock. The Class B-1, B-2 and B-3 common stock are not eligible for conversion into common stock until, and subject to transfer restrictions that lapse upon, predetermined intervals of six, nine or 12 months following the earlier of (1) consummation of an initial public offering or (2) the 90th day following notice given by the board of directors not to pursue an initial public offering, in the case of each of the Class B-1, Class B-2 and Class B-3 common stock, respectively. If, at any time after the five-month anniversary of the consummation of an initial public offering, the closing price of the Company’s common stock is greater than 125% of the offering price in an initial public offering for 20 consecutive trading days, all shares of Class B-1, Class B-2 and Class B-3 common stock will be convertible into shares of our common stock and will not be subject to restrictions on transfer under the Company's certificate of incorporation. Each share of Class B-4 common stock shall be convertible to one share of Common Stock upon the four-year anniversary of the consummation of the Conversion Transactions. The transfer restrictions will terminate earlier if (1) any time after five months from the first day of trading on a national securities exchange, either the market capitalization (based on the closing price of the Company's common stock) or the Company's book value will have exceeded approximately $730.4 million (subject to upward adjustment by the amount of any net proceeds from new capital raised in an initial public offering or otherwise, and to downward adjustment by the amount of any dividends or distributions paid on membership units of the Fund or the Company's securities after the Conversion Transactions), or (2) after entering into an employment agreement approved by the Company's compensation committee, the holder of Class B common stock is terminated without cause, as this term is defined in their employment agreements as approved by the Company's compensation committee. In addition, unless the Company has both (i) raised an aggregate of at least $50 million in one or more transactions through the issuance of new equity securities, new indebtedness with a maturity of no less than one year, or any combination thereof, and (ii) completed a listing on a national securities exchange, then, in the event of a liquidation of the Company, no portion of the proceeds from the liquidation will be payable to the shares of Class B-4 common stock until such proceeds exceed approximately $730.4 million. All shares of Class B common stock automatically convert into Common Stock upon consummation of a change of control as defined in the certificate of incorporation. To provide additional incentive for holders of Class B common stock to remain longer-term investors, we agreed to pay, subject to the availability of legally distributable funds, a Special Dividend to Class B stockholders of $0.95 a share to all stockholders who have retained continuous ownership of their shares through the 12 month period following an initial public offering.

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

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 — STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE – continued

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

In connection with the restructuring and refinancing of the NW Capital loan and the redemption of Rights Offering notes, the Company issued and sold 814,146 shares of the Company’s Series A Cumulative Convertible Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”), to satisfy the Company’s obligation to two affiliated holders of interests in the NW Capital Loan in the amount of $7.8 million, and immediately thereafter redeemed the Series A Preferred Stock the (the "Exchanged Shares") and issued in exchange 2,424,394 shares of Series B-1 Cumulative Convertible Preferred Stock , as described below. The conversion option and the reservation of Series A Preferred Stock with respect to the remaining balance of convertible debt was removed.

During the year ended December 31, 2014, the Company issued a total of 8.2 million shares of the Company’s newly-designated Series B-1 and B-2 Cumulative Convertible Preferred Stock ("Series B Preferred Stock") to certain investor groups (collectively, the "Series B Investors") in exchange for $26.4 million (the "Preferred Investment"). The issuance of the Series B Preferred Stock resulted from the following transactions:

•
On July 24, 2014, the Company entered into a Series B-2 Cumulative Convertible Preferred Stock Subscription Agreement (the “Subscription Agreement”) with SRE Monarch, LLC (“SRE”). Pursuant to the Subscription Agreement, SRE agreed to purchase 5,595,148 shares (the “SRE Series B-2 Shares”) of Series B-2 Cumulative Convertible Preferred Stock, $0.01 par value per share (the “Series B-2 Preferred Stock”, together with the Series B-1 Preferred Stock, the “Series B Preferred Stock”), at a conversion price to common stock of $3.2171 per share, for a total purchase price of $18.0 million.

•
On July 24, 2014, Juniper NVM, LLC (“Juniper NVM”), and JCP Realty Partners, LLC (“JCP”, and together with Juniper NVM, the “Juniper Entities”) entered into a Series B-1 Cumulative Convertible Preferred Stock Exchange and Subscription Agreement (the “Exchange Agreement”). Pursuant to the Exchange Agreement, the Company agreed to issue to the Juniper Entities 2,424,394 shares of the Company’s Series B-1 Preferred Stock in exchange for the Exchanged Shares. The Juniper Entities also purchased an additional 180,458 shares of Series B-1 Preferred Stock in consideration of cash payment of $0.6 million.

Except for certain voting rights, the rights and obligations of the Series B-1 Preferred Stock and Series B-2 Preferred Stock are substantially the same. The Company used the proceeds from the sale of Series B Preferred Stock along with Company-contributed capital to pay down the NW Capital loan and otherwise fulfill certain other obligations described in note 7.

The description below provides a summary of certain material terms of the Series B Preferred Stock:

•
Dividends. Dividends on the Series B Preferred Stock are cumulative and accrue from the issue date and compound quarterly at the rate of 8% of the issue price per year, payable quarterly in arrears. Subject to certain dividend rights and restrictions, no dividend may be paid on any capital stock of the Company during any fiscal year unless all accrued dividends on the Series B Preferred Stock have been paid in full, except for dividends on shares of voting Common Stock. In the event that any dividends are declared with respect to the voting Common Stock or any junior ranking securities, the holders of the Series B Preferred Stock are entitled to receive additional dividends over the stated 8% dividend rate - see additional

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 — STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE – continued

descriptions below. During year ended December 31, 2014, we paid Preferred Investment dividends of $0.9 million, or 0.12 per preferred share, and there were no arrearages at December 31, 2014.

•
Redemption upon Demand. At any time after July 24, 2019, or at any time in the event certain defaults have occurred if at least 85% of the holders choose, each holder of Series B Preferred Stock may require the Company to redeem, out of legally available funds, the shares of Series B Preferred Stock held by such holder at the a price (the “Redemption Price”) equal to the greater of (i) 150% of the sum of the original price per share of the Series B Preferred Stock plus all accrued and unpaid dividends or (ii) the sum of the tangible book value of the Company per share of voting Common Stock plus all accrued and unpaid dividends, as of the date of redemption. Such events of default may include default on debt or non-appealable judgments against the Company in excess of certain balances, failure to comply timely with the Company’s reporting obligations under the Exchange Act, or proceedings or investigations against the Company relating to any alleged noncompliance with certain regulations.

Based on the initial Preferred Investment of $26.4 million, the Redemption Price would presently be $39.6 million, resulting in a redemption premium of $13.2 million. In accordance with applicable accounting standards, Series B preferred stock is classified as temporary equity on the balance sheet and we have elected to amortize the redemption premium using the effective interest method as an imputed dividend over the five years holding term of the preferred stock. During year ended December 31, 2014, we recorded amortization of the redemption premium of $0.9 million as deemed dividend.

•
Optional Redemption. If at any time a holder holds less than 15% of the number of shares of Series B Preferred Stock originally issued to it (subject to adjustment), the Company may elect to redeem all shares of Series B Preferred Stock held by such holder at a price equal to the greater of (i) 150% of the sum of (x) the original price per share, plus (y) any accrued and unpaid dividends, whether or not declared, until redeemed, and (ii) the sum of (x) the per share book value per share as of the date of such redemption, plus (y) any accrued and unpaid dividends, whether or not declared, until redeemed, with a 30-day notice given by the Company.

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

•
Conversion. Each share of Series B Preferred Stock is convertible at any time by any holder thereof into a number of shares of Common Stock initially equal to the sum of the original price per share of Series B Preferred Stock plus all accrued and unpaid dividends, divided by the conversion price then in effect. The initial conversion price is equal to the original price per share of Series B Preferred Stock, subject to adjustment. However, all issued and outstanding shares of Series B Preferred Stock will automatically convert into shares of Common Stock at the conversion price then in effect upon the closing of a sale of shares of Common Stock at a price equal to or greater than 2.25 times the original price per share of the Series B Preferred Stock, subject to adjustment, in a firm commitment underwritten public offering and the listing of the Common Stock on a national securities exchange resulting in at least $75.0 million of gross proceeds. At December 31, 2014, the 8.2 million shares of Series B Preferred Stock is convertible into 8.2 million shares of Common Stock.

•
Voting Rights. Holders of Series B Preferred Stock are entitled to vote on an as-converted basis on all matters on which holders of voting Common Stock are entitled to vote. For so long as each initial purchaser of the Series B Preferred Stock holds 50% or more of the number of shares of Series B Preferred Stock it was issued on the original issuance date of the Series B Preferred Stock, the holders of such stock, each voting as a single class, are each entitled to vote for the election of one member of the board of directors (Series B Directors). In addition, for so long as either of the initial purchaser of the Series B Preferred Stock holds 50% or more of the number of shares of Series B-1 Preferred Stock or Series B-2 Preferred Stock, respectively, issued to such person on the original issuance date of the Series B Preferred Stock, the holders of the Series B-1 Preferred Stock and Series B-2 Preferred Stock, by majority vote of the holders of each such series of Series B Preferred Stock, are entitled to vote for the election of one additional independent member of the board of directors.

•
Investment Committee. The Series B Directors, along with the Company’s Chief Executive Officer (if then serving as a director of the Company), serve as members of the Investment Committee of the Company’s board of directors (the "Investment Committee"). The Investment Committee assists the board of directors with the evaluation of the Company’s investment policies and strategies.

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 — STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE – continued

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

•
Other Restrictive Covenants. The Certificate of Designation also contains certain restrictive covenants, which require the consent of a certain percentage of the holders of the Series B Preferred Stock as a condition to us taking certain actions, including without limitation the following: limit the amount of our operating expense or capital expenditure in excess of budgeted amounts; sell, encumber or otherwise transfer certain assets, unless approved in our annual budget subject to certain exceptions; dissolve, liquidate or consolidate our business; enter into any agreement or plan of merger or consolidation; engage in any business activity not related to the ownership and operation of mortgage loans or real property; hire or terminate certain key personnel or consultants; bankruptcy of a subsidiary, default on debt over certain thresholds that entitle the creditor to accelerate repayment; judgments against the Company over $2.0 million that are not cured or appealed timely; failure to filed timely with the SEC; or commencement of legal proceedings or investigations in conjunction with noncompliance with regulations.

Subject to prevailing market conditions and regulatory approvals, we ultimately intend to conduct an IPO of our common stock and we contemplate that the shares of the Company's common stock will eventually become traded on a national stock exchange. However, we are unable to determine the timing of an IPO at this time and there is no assurance that we will conduct an IPO. We do not plan to list the shares of the Class B, Class C or Class D common stock on any securities exchange or include the shares of Class B, Class C or Class D common stock in any automated quotation system, and no trading market for the shares of such classes of common stock is expected to develop.

Treasury Stock

During year ended December 31, 2014, we completed the issuance of certain subordinated unsecured notes payable to participating shareholders in exchange for 1,268,675 shares of Common Stock pursuant to the legal settlement of a shareholder class action lawsuit, and recorded this treasury stock purchase at $5.2 million, representing the estimated fair value of such shares at the date of the transaction. This fair value assessment was based on multiple factors including the Company’s current financial condition and liquidity, stock value of comparable companies, the likelihood of occurrence of potential transactions, market conditions, lack of marketability of existing stock and other factors. Based on the fair value assessment performed by management, the fair value of the Company’s common stock was deemed to be $4.12 per share, or 49% lower than the $8.02 per share paid under the Exchange Offering. At December 31, 2013, we presented the estimated amount of $4.9 million in the accompanying consolidated balance sheet as the fair value of puttable shares pursuant to legal settlement in mezzanine equity, with an offsetting reduction of paid-in capital. The actual amount of shares redeemed were recorded in treasury stock when the notes were formally issued and stock acquired in the second quarter of 2014. Also, during the year ended December 31, 2014, we completed the purchase of 319,484 shares of Class B Common Stock held by an affiliate of NW Capital at a purchase price of $2.5 million, or $8.02 per share, in connection with the restructure and partial refinancing of the NW Capital note payable described in note 7. We recorded $0.5 million of the total purchase price as treasury stock based on the fair value of the common stock as of the purchase date, and $2.0 million as a component of the debt termination charge in the consolidated statement of operations during the during the year ended December 31, 2014.

During the year ended December 31, 2013, in connection with the dismissal of an appeal of the shareholder class action settlement, the Company entered into a settlement agreement and acquired 41,659 shares of the Company’s stock (comprised of 10,412 shares of Class B-1 common stock, 10,412 shares of Class B-2 common stock and 20,835 shares of Class B-3 common stock). Of the total payment made in connection with the settlement, approximately $0.2 million was allocated to the acquisition of stock representing the estimated fair value of such stock.

Share-Based Compensation

During the year ended December 31, 2014, the Company issued a warrant to an affiliate of one of the Series B Investors to purchase 1.0 million shares of the Company’s common stock at approximately $3.22 per share. The Company also issued a warrant to an

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 — STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE – continued

affiliate of the Company’s Chief Executive Officer to purchase 1.0 million shares of the Company’s common stock at its fair value as of the date of grant, or $1.72 per share. These warrants, both of which were immediately fully vested upon issuance, were issued in consideration of the recipients' efforts in arranging the Preferred Investment and negotiating the Modified Loan. Accordingly, the fair value of such warrants totaling $2.3 million was recorded as a component of the debt termination charge in the accompanying consolidated statements of operations during the year ended December 31, 2014.

During the year ended December 31, 2014, we issued no employee options under our 2010 Stock Incentive Plan. During the years ended December 31, 2013 and 2012, we granted 40,000 and 5,000 of options, respectively, to certain employees. During the years ended December 31, 2014 and 2013, 20,555 and 34,445 options, respectively, were forfeited upon termination of certain employees. In addition, in connection with the termination of certain employees, the board of directors approved the acceleration of vesting for 75,555 options during the year ended December 31, 2013. The acceleration of vesting was treated as a modification and all incremental charges of less than $0.1 million were expensed in the respective period. In connection with the severance agreement we entered into with our former Chief Executive Officer, the exercise price of his 150,000 stock options, which were fully vested as of December 31, 2014, was reduced from $9.58 per share to $1.72 per share, the fair value of the common stock as of the date of the severance agreement, and all incremental charges of $169,000 related to this modification were expensed in the respective period. As of December 31, 2014, there were 766,667 options outstanding, of which 746,667 were vested and 20,000 were non-vested. As of December 31, 2013, there were 787,222 options, of which 595,921 were vested and 191,301 were non-vested. As of December 31, 2014, 433,333 options were available for future grants.

We accounted for the issuance of stock options in accordance with applicable accounting guidance. Stock options and warrants are reported based on the fair value of a share of the common stock, as determined by an independent consultant as our stock is not traded on an open exchange. The options generally have a contractual term of ten years. Certain stock option grants vested ratably on the first, second and third anniversaries of the date of grant, while other stock options vested ratably on a monthly basis over three years from the date of grant. The fair value of each stock option award was estimated on the date of grant using the Black-Scholes valuation model. For employee options, we used the simplified method to estimate the period of time that options granted are expected to be outstanding. Expected volatility is based on the historical volatility of our peer companies’ stock for the length of time corresponding to the expected term of the option. The expected dividend yield is based on our historical and projected dividend payments. The risk-free interest rate is based on the U.S. treasury yield curve on the grant date for the expected term of the option.

For stock option and warrant awards issued during the years ended December 31, 2014 and 2013, the fair value was estimated at the date of grant using the Black-Scholes option-pricing model based on the exercise price of the award and other assumptions relating to expected dividend yield, expected stock price volatility, risk-free interest rate, and expected life of options granted which were as follows:

	December 31,
	2014	2013
Expected stock price volatility	79%	90%
Risk-free interest rate	2%	2.2%
Expected life of options/warrants (years)	5	6.9
Expected dividend yield	—	2.7%
Discount for lack of marketability	35%	—

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 — STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE – continued

A summary of stock option activity as of and for the years ended December 31, 2014 and 2013, is presented below:

	Stock Options				Restricted Stock
	Shares	Exercise Price Per Share (*)	Remaining Contractual Term (*) (in years)	Aggregate Intrinsic Value (in millions)	Time-Based Restricted Shares
Outstanding at December 31, 2012	781,667	$9.55	8.5	$—	—
Granted	40,000	$7.39	9.5	$—	—
Forfeited or expired	(34,445)	$—	—	$—	—
Outstanding at December 31, 2013	787,222	$9.44	7.7	$—	—
Granted	—	$—	—	$—	1,100,000
Exercised	—	$—	—	$—	—
Forfeited or expired	(20,555)	$—	—	$—	—
Outstanding at December 31, 2014	766,667	$9.43	6.7	$—	1,100,000
Exercisable at December 31, 2014	746,667				—
*Weighted-average

As of December 31, 2014, there were 746,667 fully-vested options vested of which 150,745 vested during the year ended December 31, 2014. No options were exercised during the years ended December 31, 2014, 2013 or 2012. Net stock-based compensation expense relating to the issuance of options was $0.7 million, $0.6 million and $0.6 million for the years ended December 31, 2014, 2013 and 2012, respectively. As of December 31, 2014, there was less than $0.1 million of unrecognized compensation cost related to non-vested stock option compensation arrangements granted under the 2010 Stock Incentive Plan that is expected to be recognized as a charge to earnings over a weighted-average vesting period of less than 1 year. As of December 31, 2014, there was $1.65 million of unrecognized compensation cost related to the time-based restricted stock that is expected to be recognized as a charge to earnings over a weighted-average vesting period of 3.0 years.

Employee Benefit Plan

The Company, through its human resource provider, participates in a 401(k) retirement savings plan that allows for eligible participants to defer compensation, subject to certain limitations imposed by the Code. The Company may provide a discretionary matching contribution of up to 4% of each participant's eligible compensation. During each of the years ended December 31, 2014, 2013 and 2012, the Company's matching contributions were approximately $0.1 million.

Net Loss Per Share

The Company has adopted the two-class computation method, and thus includes all participating securities in the computation of basic shares for the periods in which the Company has net income available to common shareholders. A participating security is defined as an unvested share-based payment award containing non-forfeitable rights to dividends regardless of whether or not the awards ultimately vest or expire. Net losses are not allocated to participating securities unless the holder has a contractual obligation to share in the losses.

The following table presents a reconciliation of net loss from continuing operations to net loss attributable to common shareholders used in the basic and diluted earnings per share calculations December 31, 2014, 2013 and 2012, (amounts in thousands, except for per share data):

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 — STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE – continued

	For the Year Ended December 31,
	2014	2013	2012
Earnings allocable to common shares:
Numerator - Loss Attributable to Common Shareholders:

Net loss from continuing operations	$(37,573)	$(26,205)	$(32,192)
Preferred dividends	(1,887)	—	—
Net loss attributable to common shareholders	$(39,460)	$(26,205)	$(32,192)

Denominator - Weighted average shares:

Weighted average common shares outstanding for basic and diluted earnings per common share	15,829,294	16,869,645	16,873,880

Basic and diluted earnings per common share:

Net loss per share	$(2.37)	$(1.55)	$(1.91)
Preferred dividends per share	(0.12)	—	—
Net loss attributable to common shareholders per share	$(2.49)	$(1.55)	$(1.91)

The following securities were not included in the computation of diluted net loss per share as their effect would have been anti-dilutive:

	For the Year Ended December 31,
	2014	2013	2012

Options to purchase common stock	766,667	787,222	781,667
Restricted stock	1,100,000	—	—
Warrants to purchase common stock	2,000,000	—	—
Convertible preferred stock	8,200,000	—	—
Convertible senior notes payable	—	6,304,975	5,995,224
Total	12,066,667	7,092,197	6,776,891

Dividends and Distributions

During the year ended December 31, 2014, we declared no common dividends. During the years ended December 31, 2013 and 2012, we declared common dividends of $0.02 per share and $0.09 per share, respectively. As described above, during the year ended December 31, 2014, we accrued and paid Preferred Investment dividends of $0.9 million and we recorded the amortization of the Preferred Investment redemption premium of $0.9 million as an deemed dividend. We have not established a minimum distribution level and we may not be able to make distributions in the future. In addition, since we have not generated earnings in recent periods, some or all of our distributions may include a return of capital. All distributions will be made at the discretion of our board of directors and will depend on our earnings, our financial condition and other such factors as our board of directors may deem relevant from time to time, subject to the availability of legally available funds.

Under the Certificate of Designation of Series B-1 and B-2 Cumulative Convertible Preferred Stock issued in July 2014, all shares of capital stock of the Corporation shall be junior in rank to all shares of Series B Preferred Stock with respect to the preferences as to dividends, distributions and payments upon a liquidation. In the event that any dividends are declared with respect to the voting Common Stock or any junior stock, the holders of the Series B Preferred Stock as of the record date established by the board of directors for such dividends shall be entitled to receive as additional dividends (in each case, the “Additional Dividends”) an amount (whether in the form of cash, securities or other property) equal to the amount (and in the same form) of the dividends that such holder would have received had the Series B Preferred Stock been converted into Common Stock as of the date immediately prior to the record date of such dividend, such Additional Dividends to be payable, out of funds legally available therefor, on the

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 — STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE – continued

payment date of the dividend established by the board of directors. The record date for any such Additional Dividends shall be the record date for the applicable dividend, and any such Additional Dividends shall be payable to the persons in whose name the Series B Preferred Stock is registered at the close of business on the applicable record date. In the event we are obligated to pay a one-time special dividend on our Class B common stock, the holders of the Series B Preferred Stock as of the record date established by the board of directors therefor shall be entitled to receive as additional dividends (the “Special Preferred Class B Dividends”) for each share of Common Stock that it would hold if it had converted all of its shares of Series B Preferred Stock into Common Stock the same amount that is received by holders of Class B Common Stock with respect to each share of Class B Common Stock (in each case, with respect to the Common Stock and Class B Common Stock, subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other similar reorganization event affecting such shares), such Special Preferred Class B Dividends to be payable, out of funds legally available therefor, on the payment date for the Special Dividend (the “Special Preferred Class B Payment Date”). The record date for any Special Preferred Class B Dividends shall be the record date for the Special Dividend, and any such Special Preferred Class B Dividends shall be payable to the persons in whose name the Series B Preferred Stock is registered at the close of business on the applicable record date.

Under the provisions of the NW Capital loan, generally, no dividends were to be paid on the common stock during any fiscal year unless all accrued dividends on the Series A preferred stock were paid in full. However, the lender agreed to allow the payment of dividends to common stockholders for up to the first seven quarters following the loan closing date in an annual amount of up to 1% of the net book value of the Company’s common stock as of the immediately preceding December 31. All available distributions under this provision were made.

NOTE 13 — COMMITMENTS AND CONTINGENCIES

Contractual Agreements

New World Realty Advisors, LLC

In March 2011, we engaged New World Realty Advisors, LLC (“NWRA”), a former affiliate of NW Capital, to provide certain consulting and advisory services in connection with the development and implementation of an interim recovery and workout plan and long-term strategic growth plan. The key provisions of the agreement, which was for a four year term, included a diagnostic review of the Company and its existing REO assets and loan portfolio, development and implementation of specific workout strategies for such assets, the development and implementation of a new investment strategy, and an assessment of the Company’s capital market alternatives.

Fees under this agreement included a non-contingent monthly fee of $0.1 million and a success fee component, plus out-of-pocket expenses. The success fee included (a) a capital advisory fee and associated right of first offer to provide advisory services, (b) a development fee and associated right of first offer to serve as developer, (c) an origination fee equal to 1% of the total amount of gross purchase price of any loans made or asset acquired, identified or underwritten by NWRA, and (d) a legacy asset performance fee equal to 10% of the positive difference between realized gross recovery value and 110% of the December 31, 2010 carrying value, calculated on a per REO or loan basis, with no offsets between positive and negative differences allowed. Effective May 3l, 2014, the Company terminated the consulting agreement with NWRA, although NWRA was entitled to potential legacy asset performance fees for certain assets which were under contract for sale at the date of termination of the consulting agreement.

During the years ended December 31, 2014, 2013 and 2012, NWRA earned base management fees of approximately $0.8 million, $1.5 million and $1.5 million, respectively, which is included in professional fees in the accompanying consolidated statement of operations. In addition, NWRA earned legacy asset fees totaling $1.4 million, $0.3 million and $0.5 million during the years ended December 31, 2014, 2013, and 2012 respectively, a portion of which is included as an offset in gain on disposal of assets and a portion which is included as an offset in recovery of credit losses in the accompanying consolidated statement of operations. NWRA earned no origination fees during the year ended December 31, 2014 or 2012, but earned an origination fee of $0.4 million during the year ended December 31, 2013 which was included in the basis of the asset acquired.

ITH Partners, LLC

In April 2011, we entered into a consulting agreement with ITH Partners, LLC (“ITH Partners”). We engaged ITH Partners to provide various consulting services, including: provide assistance in strategic and business development matters, perform diligence and analytical work with respect to our asset portfolio, assist in prospective asset purchases and sales, advise us with respect to

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 — COMMITMENTS AND CONTINGENCIES - continued

the work of our valuation consultants, interface with various parties on our behalf, advise us with respect to liquidity strategies (including debt and equity financing alternatives), advise us regarding the selection of an independent board of directors and committees thereof, advise us with respect to liability insurance and directors and officers insurance, and provide other advice to us from time to time as requested by us. The initial term of the consulting agreement was four years with an automatic renewal for three additional years unless terminated by the Company. Effective July 24, 2014, the Company terminated its contract with ITH Partners and concurrently hired its principal, Lawrence D. Bain, as our Chief Executive Officer.

The base consulting fee under the ITH Partners agreement was $0.8 million per year plus certain other fees, based on certain milestones achieved or other occurrences. During the years ended December 31, 2014, 2013 and 2012, we incurred consulting fees of $0.5 million, $0.8 million and $0.8 million, respectively, under this arrangement, which are included in professional fees in the accompanying consolidated statements of operations. During the year ended December 31, 2013, ITH Partners also received a special payment of $0.2 million in connection with a financing secured and related asset acquisition.

ITH Partners was also entitled to a legacy asset performance fee equal to 3% of the positive difference derived by subtracting (i) 110% of our December 31, 2010 valuation mark (the “Base Mark”) of any asset then owned by us from the (ii) the gross sales proceeds, if any, from sales of any legacy asset (on a legacy asset by asset basis without any offset for losses realized on any individual asset sales). During the years ended December 31, 2014, 2013 and 2012, ITH earned legacy asset fees totaling $0.9 million, $0.1 million and $0.2 million, respectively, a portion of which is included as an offset in gain on disposal of assets and a portion which is included as an offset in recovery of credit losses in the accompanying consolidated statement of operations.

Juniper Capital Partners, LLC and Related Entities

In June 2011, we entered into a consulting agreement with Juniper Capital Partners, LLC (“Juniper Capital”), an affiliate of NW Capital, pursuant to which we engaged Juniper Capital to perform a variety of consulting services to us. Juniper Capital’s services included: (a) assisting us with certain with strategic and business development matters, (b) advising us with respect to the formation, structuring, business planning and capitalization of various special purpose entities, and (c) advising us with respect to leveraging our relationships to access market opportunities, as well as strategic partnering opportunities. The initial term of the consulting agreement was four years with an automatic renewal for three additional years unless terminated by the Company. Annual consulting fees under this agreement were $0.3 million.

On July 24, 2014, the Company terminated its agreement with Juniper Capital and entered into a new consulting services agreement (the “Consulting Agreement”) with JCP Realty Advisors, LLC (“JCP”), an affiliate of Juniper Capital and one of the Series B Investors, pursuant to which JCP will perform various services for the Company, including, but not limited to, (a) advising the Company with respect to identifying, structuring, and analyzing investment opportunities, and (b) assisting the Company in managing and liquidating assets, including non-performing assets. The initial term of the Consulting Agreement is three years and is automatically renewable for an additional two years unless notice of termination is provided.

Fees to JCP consist of an annual base consulting fee of $0.6 million (subject to possible upward adjustment based on annual review by our board of directors) during the term of the Consulting Agreement. In addition to the annual base consulting fee, JCP may be entitled to certain fees in connection with loans made by the Company or its affiliates to persons or opportunities arising through the efforts of JCP. JCP is also entitled to legacy fee payments derived from the disposition of certain assets held by the Company as of December 31, 2010, at an amount equal to 5.5% of the positive difference derived by subtracting (i) 110% of our December 31, 2010 valuation mark of that asset then owned by us from the (ii) the gross sales proceeds, if any, from sales of that asset (on a legacy asset by asset basis without any offset for losses realized on any individual asset sales).

During the years ended December 31, 2014, 2013 and 2012, we paid Juniper Capital $0.2 million, $0.3 million and $0.3 million under this agreement, which is included in professional fees in the accompanying statement of operations. During the year ended December 31, 2014, we paid JCP base consulting fees of $0.2 million and legacy fees of $0.6 million.

SRE Fee Agreement

On July 24, 2014, the Company and SRE entered into a fee agreement (the “Fee Agreement”). Pursuant to the Fee Agreement, if the Company or any of its affiliates make or enter into any loan or investment in preferred equity or mezzanine securities and such loan or investment arose from an opportunity identified by SRE, the Company shall pay to SRE: (i) a fee equal to 1.5% of the

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 — COMMITMENTS AND CONTINGENCIES - continued

gross amount of any such loan or investment that has a scheduled maturity date of greater than two (2) years; and (ii) a fee equal to 1% of the gross amount of any such loan that has a scheduled maturity of two (2) years or less. The initial term of the agreement expires on the earlier of July 24, 2017, or the first day on which neither SRE nor any of its affiliates own or control, directly or indirectly, any shares of Series B-2 Preferred Stock, whether on account of redemption, conversion, or transfer of such shares (the “Initial Term”). Upon expiration of the Initial Term, provided that the Fee Agreement has not been terminated by the Company or SRE, the Fee Agreement shall be automatically extended for successive two year terms (each, a “Renewal Term”), unless either the Company or SRE gives written notice of non-renewal at least 270 days prior to the expiration of the Initial Term or the applicable Renewal Term. The Fee Agreement also provides for customary representations and warranties, and indemnification of SRE and its members, employees, representatives, and agents, including Seth Singerman, a member of the Company's board of directors.

Employment Agreements for Executive Officers

Chief Executive Officer Employment Agreement

On July 24, 2014, the Company entered into an Executive Employment Agreement with Lawrence D. Bain (the “Bain Employment Agreement”), under which Mr. Bain was appointed to serve as the Company’s Chief Executive Officer and Chairman of the board of directors.

The Bain Employment Agreement is for a five year term. Mr. Bain will receive an annual base salary of $1.0 million. Further, Mr. Bain may be entitled to certain incentive based compensation, including (i) an annual bonus based on 6% of the Company’s “Modified Pre-Tax Earnings” (earnings adjusted before adding back taxes, depreciation, amortization and, where applicable, certain non-cash stock compensation charges), provided, that for 2015 only, Mr. Bain is entitled to a minimum bonus payment of $0.2 million payable quarterly; and (ii) legacy fee payments derived from the value of the disposition of certain legacy assets held by the Company as of December 31, 2010, if such assets are sold at values in excess of 110% of their carrying value as of December 31, 2010. The Bain Employment Agreement also provides that Mr. Bain is to be granted 850,000 shares of restricted Company common stock, with such shares subject to certain employment related conditions and restrictions and vesting ratably over a three year period beginning on the first anniversary of the grant date.

If the Bain Employment Agreement is terminated by the Company without “Cause” or by Mr. Bain for “Good Reason”, as such terms are defined in the Bain Employment Agreement, Mr. Bain will be entitled to all compensation accrued as of the date of termination, a severance payment equal to prior three years average annual compensation, and the continued receipt of welfare benefits for a term of 36 months. The Bain Employment Agreement imposes various restrictive covenants on Mr. Bain, including restrictions with regards to the solicitation of Company clients, customers, vendors, and employees and restrictions on Mr. Bain’s ability to compete with the Company both during the term of the agreement and for 12 months after the termination of Mr. Bain’s employment.

Mr. Bain received base and incentive-based compensation of approximately $1.0 million during the year ended December 31, 2014. Mr. Bain also received $0.4 million from legacy fees during the year ended December 31, 2014.

Chief Financial Officer Employment Agreement

On November 10, 2014, the Company's board of directors approved an Executive Employment Agreement with Steven T. Darak, the Company’s Chief Financial Officer at that date (the “Darak Employment Agreement”), pursuant to which Mr. Darak has agreed to serve as the Company’s Chief Financial Officer until December 31, 2016 unless his employment in such position is sooner terminated as provided for thereunder.

Mr. Darak is entitled to an annual base salary of $0.4 million, and he also may be entitled to receive additional incentive based compensation under the Company’s Annual Incentive Compensation Plan. The Darak Employment Agreement further provides for the grant of 250,000 shares of restricted Company common stock, effective as of January 1, 2015, pursuant to a Restricted Stock Award Agreement. The restricted shares vest ratably over a three year period beginning on January 1, 2015. Mr. Darak shall also be eligible for future equity grants as may be approved by the board of directors. In consideration of Mr. Darak’s release of any and all claims against the Company under his previous employment agreement, including, but not limited to, that he was constructively terminated without cause, the Company agreed to pay $0.2 million to Mr. Darak.

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 — COMMITMENTS AND CONTINGENCIES - continued

If Mr. Darak is terminated by the Company without “Cause” or by Mr. Darak for “Good Reason”, as such terms are defined in the Darak Employment Agreement, Mr. Darak will be entitled to receive all compensation accrued as of the date of termination, a severance payment equal to one and one-half of his average annual compensation for the prior three years, and the continued receipt of health benefits for 12 months.

The Darak Employment Agreement imposes various restrictive covenants on Mr. Darak, including restrictions with regards to the solicitation of Company clients, customers, vendors and employees, as well as restrictions on Mr. Darak’s ability to compete with the Company both during the term of the agreement and for twelve months after the termination of Mr. Darak’s employment.

Mr. Darak received base compensation of $0.4 million, $0.3 million and $0.3 million for the years ended December 31, 2014, 2013 and 2012. Mr. Darak also received $0.2 million for the termination of his prior employment arrangement.

As described in note 14, subsequent to December 31, 2014, the Company's board of directors approved an Executive Employment Agreement with Lisa Jack to serve as the Company's Chief Financial Officer, at which time Mr. Darak's position in the Company was changed to Senior Vice President of Special Projects, in accordance with the terms of his employment agreement.

Termination of Former CEO Employment Agreement

Effective July 24, 2014, the Company and William Meris, the Company’s former Chief Executive Officer and President, entered into an Employment Separation and General Release Agreement (the “Meris Separation Agreement”). In connection therewith, the Company and Mr. Meris terminated the Employment Agreement dated April 20, 2011 between the Company and Mr. Meris, as amended (the “Meris Employment Agreement”). Mr. Meris also resigned as the Company’s Chief Executive Officer, President and Chairman of the board of directors, effective July 24, 2014.

Pursuant to the Meris Employment Agreement, Mr. Meris was entitled to receive a lump sum severance payment (the “Meris Severance Payment”) equal to the entire amount of his accrued but unpaid base salary through his separation date plus an amount equal to two times his “Covered Average Compensation” as that term is defined in the Meris Employment Agreement. Pursuant to the Meris Separation Agreement, the Company and Mr. Meris have agreed to modify the payment terms of the Meris Severance Payment of $1.2 million from a lump sum payment to (i) one-half payable within 10 days of the effective date of his resignation and (ii) the balance payable over 12 months on a pro rata monthly basis which commenced in August 2014. The Company also agreed to re-price the 150,000 options held by Mr. Meris such that their exercise price would be equal to fair value on his separation date and to provide Mr. Meris with certain additional benefits, including extended health insurance benefits. A total of $1.5 million has been recorded as an expense in the consolidated statement of operations for the year ended December 31, 2014 related to the severance payment, additional benefits and option modification expense. The Meris Separation Agreement also contained such continuing cooperation, non-disparagement, non-solicitation and indemnification provisions as are customary in agreements of this nature.

During the years ended December 31, 2014, 2013 and 2012, Mr. Meris received base compensation of $0.4 million, $0.6 million and $0.6 million, respectively, excluding amounts paid under the Meris Separation Agreement.

Development Services Agreements

During the year ended December 31, 2012, we entered into two development services agreements with Titan, a third party developer, to manage the development of certain existing real estate we own. As described below, one of these agreements was terminated in January 2014. The other agreement, which was amended and extended in April 2014, relates to the Apple Valley Project. The aggregate carrying value of our land assets pertaining to the Apple Valley Project totaled $7.7 million at December 31, 2014. As described in note 7, during the year ended December 31, 2014, we secured construction financing in the amount of $24.0 million and entered into a joint venture with an affiliate of Titan to commence construction.

The second project related to a planned 600-bed student housing complex located in Tempe, Arizona. During the year ended December 31, 2014, management elected to sell the Tempe, Arizona property and terminated our development services agreement with Titan for this project.

The terms of each of the development services agreements were very similar in nature. Under each of the agreements, the developer was entitled predevelopment services fees not to exceed $0.2 million, a development services fee equal to 3.0% of the total project

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 — COMMITMENTS AND CONTINGENCIES - continued

cost less an agreed-upon land basis ($3.0 million and $5.0 million, respectively), as well a post-development services fee. The amended development services agreement for the Apple Valley Project provides for an additional $160,000 of predevelopment fees to be paid. The post development services fee will consist of a profit participation upon sale of the Apple Valley Project ranging from 7% to 10% of the profit, depending on the project's completion timeline, budget and sale price. Alternatively, not earlier than 15 months following the achievement of 90% occupancy for the project, Titan may elect to cause us to buy out its interest in the project. If the developer makes such an election, the post development services fee will be based on the fair market value of the project at the time of the election. The agreement is in effect until the fifth anniversary of substantial completion of the project, as defined. If we elect not to proceed with the project prior to our acceptance of the development authorization notice, the agreement is cancelable by us with a 30 day notice, subject to full payment of the predevelopment services fee, a $0.5 million breakage fee, and any budgeted and approved costs incurred. During the years ended December 31, 2014, 2013 and 2012, we paid Titan $0.3 million, $0.2 million and $0.1 million, respectively, of the predevelopment fees due under these arrangements. Such costs were capitalized into the basis of the property.

In connection with the Apple Valley Project, during the year ended December 31, 2013, we entered into a development agreement, development assistance agreement, a business subsidy agreement and other related agreements with the City of Apple Valley and related entities, the majority of which were amended in 2014. Under these agreements, we were required to and did commence construction by November 2014 and are subject to completion of the projects by March 2016 among other requirements. We expect to receive up to $3.2 million in tax increment financing over an extended period as well as a business subsidy totaling $1.1 million, of which we have received $0.8 million as of December 31, 2014 (as described in note 7). Also in connection with the overall development, we were required to and completed a sale in March 2013 of certain parcels to the City of Apple Valley for $0.8 million for its development of a common area park adjacent to our planned development.
During the year ended December 31, 2012, we entered into an agreement with a large Arizona homebuilder to purchase and develop certain residential lots in one of our master-planned communities in a lot take-down program over a period of five years beginning in 2013. The agreement specified that the purchase price of each lot shall be comprised of a basic purchase price, a premium amount and a profit participation, as applicable. The builder purchased four lots during the year ended December 31, 2014, 12 lots during the year ending December 31, 2013 and none in 2012, at a price which exceeded the allocated carrying value of such assets. In the fourth quarter of 2014, the agreement with the builder was terminated. The Company is pursuing similar lot sale strategies with other homebuilders.

Strategic Actions Taken Relating to REO Assets

In connection with our foreclosure on loans and our related acquisition of the underlying real estate asset collateral, we often inherit property subject to numerous liens and encumbrances. These liens and encumbrances may include liens securing indebtedness senior to our lien, property tax liens, liens securing special assessment or community facilities revenue bonds, liens securing HOA or community recreation club or golf assessments and dues, as well as customary covenants, conditions, restrictions and utility and other easements. Often the real estate assets we acquire through foreclosure are in a distressed state which requires us to stabilize the asset, resolve disputes among different lienholders and creditors and protect our interest in the asset.

As part of this process and with the intention of protecting or enhancing our interest in our loan and REO assets, we may, for strategic reasons, take actions, or fail to take actions, that result in a default of obligations relating to the property, which may have a security or collateral interest in the subject real estate property. In some cases, we may be directly liable for certain of these obligations. These actions (or inactions) are intended to protect or enhance our interest in the property and in many cases relate to obligations that were incurred prior to our acquisition of the property and often relate to disputes among the various stakeholders, including the Company, regarding the amount, timing or priority of the obligations and the appropriate resolution of the various stakeholders' claims, which in many cases will result in less than a full recovery for some or all stakeholders given the distressed state of many of our REO properties. In conjunction with this strategy, as discussed in note 7, we previously placed one of our single asset subsidiaries into bankruptcy to address debt related matters associated with the subsidiary’s assets which had a carrying value of $4.8 million. This bankruptcy claim was denied in 2013 and after various appeals, we elected to withdraw our appeals during the year ended December 31, 2014 to allow for completion of the trustee sale, at which time the assets were relinquished to satisfy the related liabilities, which exceeded the asset balance. As a result of this action, when the lender took title to those assets at the trustee sale, the carrying value of those assets, net of the debt obligation, accrued interest and other liabilities, was charged to operations as a gain on disposal of assets in the amount of $3.3 million during the year ended December 31, 2014. In addition, since these actions (or inactions) may constitute events of default under the NW Capital loan, we have in the past obtained waivers from NW Capital. The Company believes that it could, if it elected to do so, settle or cure its defaults and we do not

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 — COMMITMENTS AND CONTINGENCIES - continued

believe the losses or costs relating to any such actions would have a material adverse effect on our financial position or results of operations.
Guarantor Recovery
In December 2012, we received a favorable judgment against certain guarantors in connection with their personal guarantees on certain loans on which we have foreclosed. The amount of the judgment was for a specified principal amount plus accrued default interest at 24% annually computed on principal amounts from January 5, 2010, which totaled approximately $20.8 million and $19.8 million as of December 31, 2014 and 2013, respectively, plus recovery of certain collection costs. In February 2013, the parties entered into a stipulation agreement which was converted to a court order. Under the terms of the stipulation, the guarantors consented and agreed to take a number of actions including, but not limited to, providing a listing of all related business enterprises in which the guarantors hold an ownership interest for the purpose of assigning such interests to us, making a cash payment to us of $0.2 million, and delivering to us a quit claim deed to certain residential property located in Hawaii, subject to certain liens.

Due to the uncertainty of the nature and extent of the available assets of the guarantors to pay the judgment amount, we have not recorded recoveries for any amounts due under this judgment, except to the extent we have received assets without contingencies. During the year ended December 31, 2013, we received and recorded recovery of credit losses $0.3 million for a cash payment received and an additional $0.3 million representing the fair value of an unencumbered deed to a residential property located in Scottsdale, Arizona. During the year ended December 31, 2013, we also recorded the Hawaii residential property received at its fair value of $3.8 million, offset by certain non-recourse liens, substantially in excess of the fair value of the property. During the year ended December 31, 2014, we purchased two of the liens placed on the Hawaii property totaling $15 million from the counter party for a purchase price of $1.3 million. As a result of the purchase of the liens, and because the liens have only recourse to the property, we recorded these liens at their fair value which approximated the fair value of the Hawaii property. During the year ended December 31, 2014, we recorded recovery income of $0.4 million relating to the proceeds received from the sale of a mortgage assigned to us during the period.

As described in note 7, the Company assumed an unsecured note payable obligation in the amount of $3.2 million bearing annual interest at 3%, interest only payable monthly, maturing June 5, 2023, the majority of which was payable to certain entities affiliated with a loan guarantor against whom the Company has obtained the $20.8 million judgment described above. During the year ended December 31, 2014, the Company sought and obtained court approval to offset its liability under the $3.2 million note against the outstanding judgment, at which time the obligation under this note was legally expunged and recorded as recovery income in recovery of credit losses in the accompanying consolidated statements of operations. In addition, the Company received a cash distribution from the receiver in the amount of $0.6 million during the year ended December 31, 2014.

We are continuing to investigate and evaluate the assets of the guarantors available to enforce the terms of the stipulation and to collect all amounts due under the judgment. However, such amounts are not determinable as of December 31, 2014 and have not been recognized as recovery income in the accompanying consolidated statements of operations. Further recoveries under this and other judgments received in our favor will be recognized when realization of the recovery is deemed probable and when all contingencies relating to recovery have been resolved.

Legal Matters

We may be a party to litigation as the plaintiff or defendant in the ordinary course of business. While various asserted and unasserted claims may exist, resolution of these matters cannot be predicted with certainty. We establish reserves for legal claims when payments associated with the claims become probable and the payments can be reasonably estimated. Given the uncertainty of predicting the outcome of litigation and regulatory matters, it is generally difficult to predict what the eventual outcome will be, and when the matter will be resolved. The actual costs of resolving legal claims may be higher or lower than any amounts reserved for the claims.
eFunds Litigation
During the year ended December 31, 2014, a subsidiary of the Company received a demand for payment in the amount of $2.3 million in connection with a prior office lease between the lessor and that subsidiary. On February 23, 2015, the lessor filed a lawsuit in the Superior Court of Arizona in Maricopa County, Arizona seeking damages against that subsidiary in connection with

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 — COMMITMENTS AND CONTINGENCIES - continued

the prior office lease. Based upon the advice of its counsel in this matter, management believes that the likelihood of loss from this claim is remote. Accordingly, no adjustment relating to this claim has been recorded.
Shareholder Class Settlement
As we have previously reported, in 2010, three proposed class action lawsuits were filed in the Delaware Court of Chancery seeking damages against us and certain affiliated individuals and entities arising from the Conversion Transactions. These lawsuits alleged, in general, that fiduciary duties owed to Fund members and to the Fund were breached because, among other things, the Conversion Transactions were unfair to Fund members and constituted self-dealing, that the information provided about the Conversion Transactions and related disclosures was false and misleading, and that the Conversion Transactions constitute a “roll up” transaction under the Fund’s operating agreement. The parties in the above-referenced actions were ordered to consolidate the actions for all purposes into a putative class action lawsuit captioned In Re IMH Secured Loan Fund Unitholders Litigation pending in the Court of Chancery in the State of Delaware (“Litigation”).
On January 31, 2012, we reached a tentative settlement in principle to resolve all claims asserted by the plaintiffs in the Litigation, other than the claims of one plaintiff. The tentative settlement in principle, memorialized in a Memorandum of Understanding (“MOU”) previously filed with our 8-K dated February 6, 2012, was subject to certain class certification conditions, confirmatory discovery and final court approval (including a fairness hearing). Following the entry of the MOU, the parties completed the confirmatory discovery and on March 19, 2013, filed a Stipulation and Agreement of Compromise, Settlement and Release (“Stipulation”), along with all of the related agreements, with the Court. The following were some of the key elements of the settlement:

•
we offered up to $20.0 million of 4% five-year subordinated unsecured notes to members of the shareholder class in exchange for 2,493,765 shares of our common stock at an exchange rate of one share per $8.02 in subordinated notes (“Exchange Offering”);

•
we offered to shareholder class members that are accredited investors up to $10.0 million of convertible notes with the same financial terms as the convertible notes previously issued to NW Capital (“Rights Offering”);

•
we agreed to and completed the deposit of $1.6 million in cash into a settlement escrow account (less $0.2 million that was held in a reserve escrow account that was subsequently used by us to fund our defense costs for other unresolved litigation) which was distributed (after payment of notice and administration costs and any amounts awarded by the Court for attorneys' fees and expense) to shareholder class members in proportion to the number of our shares held by them as of June 23, 2010;

•
we agreed to and have enacted certain agreed upon corporate governance enhancements, including the appointment of two independent directors to our board of directors upon satisfaction of certain conditions and the establishment of a five-person investor advisory committee (which may not be dissolved until such time as we have established a seven-member board of directors with at least a majority of independent directors); and

•	additional restrictions on the future sale or redemption of our common stock held by certain of our executive officers.

The Chancery Court held a settlement hearing on July 18, 2013 during which it heard, among other things, arguments as to the fairness of the settlement and arguments from certain objecting shareholders. Following the settlement hearing, the Chancery Court entered a Final Order and Judgment ("Final Order") which approved the terms of the settlement of the Litigation as outlined in the MOU and Stipulation, with slight modifications. The Company's rights and obligations under the Stipulation and Final Order were contingent upon the expiration of the period to file appeals of the Final Order or, if any appeals were filed, upon the final resolution of any such appeal ("Final Approval"). The Exchange Offering and the Rights Offering were required to be initiated within 30 days following Final Approval, subject to compliance with securities and other applicable laws and regulations. On July 23 and July 26, 2013, two appeals were timely filed in the Supreme Court of Delaware by two objecting shareholders. On October 11, 2013, one of the appeals was voluntarily dismissed. On November 15, 2013, the Kurtz Plaintiffs (defined below) agreed to dismiss, with prejudice, their appeal of the Final Order approved by the Chancery Court. On or about November 25, 2013, we received Final Approval when the Chancery Court dismissed this last remaining appeal. On February 12, 2014, we commenced the Exchange Offering and the Rights Offering which remained open for 25 business days and was closed for subscription on March 20, 2014. The accounting for this and other shareholder settlements is described below.
As previously reported, in December 2010, an action was filed in the Superior Court of Arizona, Maricopa County, by Fund members David Kurtz, David L. Kurtz, P.C., Lee Holland, William Kurtz, and Suzanne Sullivan (collectively, the “Kurtz Plaintiffs”) against us and certain affiliated individuals and entities. We entered into a settlement agreement and release in November 2013

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 — COMMITMENTS AND CONTINGENCIES - continued

which resolved this litigation, including a full release and satisfaction of all associated claims and charges, and with no admission of any liability. The net settlement charge, excluding $0.2 million allocated to 41,659 shares of treasury stock acquired, totaled $1.3 million.
Accounting for the Class Settlement
As a result of the collective nature of the settlement terms under the Final Order, which consisted of a cash settlement, the Exchange Offering, and the Rights Offering, for financial reporting purposes these transactions were considered a singular transaction. As a result, the net effect of the fair value of the components of this transaction was recorded as a net settlement charge included in settlement and related costs in the accompanying consolidated statement of operations. Upon closing of the Exchange Offering and the Rights Offering on March 20, 2014, we were able to estimate the net settlement charge resulting from this settlement for the year ended December 31, 2013, as described below.

•
Fair Value of Common Stock Redeemed - Based on the final results of the Exchange Offering, 1.3 million shares were exchanged by existing shareholders for Exchange Offering notes and a nominal cash payment. The amount of shares exchanged were recorded by the Company at fair value of $5.2 million.

•
Exchange Notes - Based on the final results of the Exchange Offering, we issued EO Notes to participating shareholders with a face value of $10.2 million, which were recorded by the Company at fair value of $6.4 million.

•
Rights Offering - Based on the final results of the Rights Offering, we issued RO Notes totaling $0.07 million to participating shareholders. The notes issued under the Rights Offering were recorded by the Company at their fair value of $0.1 million.

As a result of the fair value analysis conducted on the individual components of the class action settlement as described above, and the out-of-pocket settlement costs incurred, we recorded a net settlement charge of $2.5 million for the year ended December 31, 2013. A tabular summary of the estimated accrued settlement charge follows (in thousands):

	Gross Amount	Fair Value	Gain (Loss) on Settlement
Treasury Stock Purchase	$10,200	$5,227	$(4,973)
Exchange Offering Notes	10,200	6,389	3,811
Rights Offering Notes	70	97	(27)
Subtotal Net Loss on Settlement Offerings			(1,189)
Add: Actual Settlement, Closing and Legal Costs			(1,495)
Total Actual Settlement Loss			(2,684)
Less: Accrued Settlement Loss at December 31, 2013			2,500
Additional Settlement Loss for the year ended December 31, 2014			$(184)
During the year ended December 31, 2014, we incurred an additional settlement related charges in the amount of $0.2 million resulting from additional legal costs incurred in excess of our settlement accrual at December 31, 2013. This amount in included in professional fees in the consolidated statement of operations for the year ended December 31, 2014.
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
During the year ended December 31, 2012, we recorded settlement related costs of $2.6 million (which included the cash payment of $1.6 million required under the Final Order, net of insurance recoveries) related primarily to legal fees incurred in connection with the settlement.

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 — COMMITMENTS AND CONTINGENCIES - continued

We are subject to oversight by various state and federal regulatory authorities, including, but not limited to, the Arizona Corporation Commission, the Arizona Department of Revenue, the Arizona Department of Financial Institutions (Banking), the SEC and the IRS. Our income tax returns have not been examined by taxing authorities and all statutorily open years remain subject to examination.

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 — SUBSEQUENT EVENTS

Release of Guarantee

As described in note 5, the Company had agreed to continue to serve as a limited guarantor on certain senior indebtedness of joint venture in which the Company was formerly a member. Subsequent to December 31, 2014, we entered into a court-approved settlement with the borrower under which we collected $1.25 million, and the borrower secured a replacement guarantor on the senior loan, which released the Company from any potential liability under the guarantee.

Indebtedness

Subsequent to December 31, 2014, the Company, through various of its subsidiaries, entered into a series of loan agreements, promissory notes and related agreements with Calmwater Capital 3, LLC (“Calmwater”) for loans in the aggregate principal amount of $78.8 million for the purposes of refinancing the Company’s $36.0 million senior secured loan with NW Capital and a $24.8 million loan from First Credit Bank to two of the Company’s affiliates, as well as to provide working capital for certain development activities and operational costs.

The Company has set aside $4.0 million of the loan proceeds to fund the balance of its $11.8 million equity commitment for the construction of the Apple Valley Project. In addition, the Company will utilize $2.0 million of the loan proceeds to complete a $6.0 million capital improvement program at the Company’s hotel properties and restaurant located in Sedona, Arizona, which is expected to begin in May 2015. An additional $5.0 million of the loan proceeds will be used to retire the loan from SRE Monarch on its maturity date. The balance of the loan proceeds is expected to be used for certain fees, reserves, and working capital.

The general terms of the respective loans are as follows:

•
The first loan is a $50.0 million non-recourse loan secured by first liens on the Company’s two operating hotel properties and restaurant located in Sedona, Arizona (“the Sedona Loan”).The Sedona Loan requires interest only payments beginning on March 1, 2015 and bears annual interest at a base equal to the sum of: (i) the greater of (A) 0.50% per annum or (B) LIBOR (as defined) plus (ii) 6.75% per annum. In connection with the Sedona Loan, the Company entered into an interest rate cap agreement for the initial two-year term of the loan with a LIBOR-based strike rate. The Sedona Loan has a maturity date of February 1, 2018 with an option by the Company to extend the maturity date for two consecutive 12-month periods, provided that there are no outstanding events of default, the Company obtains an extended interest rate cap agreement and the Company complies with the other applicable terms set forth in the loan agreement including the payment of an extension fee of $0.5 million. The Sedona Loan is subject to a non-recourse carve-out guaranty by the Company which also includes a guarantee of completion of certain capital improvements at the Company’s hotel properties.

The Sedona Loan contains customary affirmative and negative covenants and requires the Company to fund customary annual interest, tax, and insurance reserve accounts, each of which are pledged as additional collateral for the Sedona Loan. Additional reserves are required as it relates to the collateral properties’ capital improvement program scheduled to begin in May 2015. The Sedona Loan also contains customary events of default, the occurrence of which could result in the acceleration of the obligations under the loan and, under certain circumstances, the application of a default interest rate during the existence of an event of default at a rate equal 5.0% in excess of the note rate. The Company is permitted to make optional prepayments at any time, subject to a yield maintenance prepayment fee if the prepayment is made prior to February 1, 2016 and a .50% prepayment premium if paid prior to February 1, 2017, and other conditions set forth in the loan agreement. Thereafter, the Company may prepay the Sedona Loan in full or in part without yield maintenance fees or prepayment premium costs.

•
The second loan is a $24.4 million non-recourse loan (“Asset Loan 1”) secured by a) first liens on certain operating and non-operating real estate assets owned by affiliates of the Company, b) pledges by certain Company affiliates of their interests in certain mortgage loan documents evidencing payment obligations owed to such affiliates and c) the Company’s membership interest in IMH Gabella. Asset Loan 1 requires interest only payments beginning on March 1, 2015 and bears annual interest at a base equal to the sum of: (i) the greater of (A) 0.50% per annum or (B) LIBOR (as defined) plus (ii) 8.5% per annum. Asset Loan 1 has a maturity date of February 1, 2017, with an option by the Company to extend the maturity date for one 12-month period, provided that there are no outstanding events of default and the Company

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 — SUBSEQUENT EVENTS - continued

complies with the other applicable terms set forth in the loan agreement, including the payment of an extension fee of 1% of the outstanding principal balance. Asset Loan 1 is subject to a non-recourse carve-out guaranty by the Company which also includes a guarantee of completion of certain entitlement work at a property located in Buckeye, Arizona.

Asset Loan 1 contains customary affirmative and negative covenants and requires the Company to fund certain customary annual tax and insurance reserve accounts, each of which are pledged as additional collateral for Asset Loan 1. Asset Loan 1 also contains customary events of default, the occurrence of which could result in the acceleration of the obligations under the loan and, under certain circumstances, the application of a default interest rate during the existence of an event of default at a rate equal 5.0% in excess of the note rate. The Company is permitted to make optional prepayments at any time, subject to a yield maintenance prepayment premium if the prepayment is made prior to November 1, 2015 and other conditions set forth in the loan agreement. Thereafter, the Company may prepay Asset Loan 1 in full or in part without any yield maintenance fees or prepayment premium costs.

Asset Loan 1 contains a schedule of release prices for each of the Company assets securing the loan which must be paid to Calmwater as a condition to releasing each such asset as collateral for the loan. Asset Loan 1 also provides that during the period through and including November 1, 2015, if the Company causes the sale of any asset which secures Asset Loan 1, a portion of the proceeds of such sale equal to the applicable release price shall be deposited into a Company custodial account; provided, however that in the event Calmwater thereafter approves replacement collateral proposed by the Company, and such proceeds may be re-borrowed by the Company in exchange for a pledge of such replacement collateral to Calmwater. If Calmwater does not approve such replacement collateral or if the Company elects not to propose replacement collateral, the amount in such custodial account may be used only as a payment toward the outstanding amounts due on Asset Loan 1.

•
The third loan is a $4.4 million non-recourse loan (“Asset Loan 2”) secured by a) first liens on certain operating and non-operating real estate assets owned by affiliates of the Company and b) pledges by certain Company affiliates of their interests in certain mortgage loan documents evidencing payment obligations owed to such affiliates. Asset Loan 2 requires interest only payments beginning on March 1, 2015 and bears annual interest at a base equal to the sum of: (i) the greater of (A) 0.50% per annum or (B) LIBOR (as defined) plus (ii) 8.5% per annum. Asset Loan 2 has a maturity date of February 1, 2017 with an option by the Company to extend the maturity date for one 12-month period provided that there is no outstanding events of default, and the Company complies with the other applicable terms in the loan agreement, including the payment of an extension fee of 1% of the outstanding principal balance. Asset Loan 2 is subject to a non-recourse carve-out guarantee by the Company, which also includes a guarantee by the Company of completion of certain entitlement work at certain properties located in Minnesota and Arizona, and a guarantee of completion of certain construction defect remediation at a property located in Albuquerque, New Mexico.

Asset Loan 2 contains customary affirmative and negative covenants and requires the Company to fund certain customary annual tax and insurance reserve accounts, each of which are pledged as additional collateral for Asset Loan 2. Asset Loan 2 also contains customary events of default, the occurrence of which could result in the acceleration of the obligations under the loan and, under certain circumstances, the application of a default interest rate during the existence of an event of default at a rate equal 5.0% in excess of the note rate. The Company is permitted to make optional prepayments at any time, subject to a yield maintenance prepayment premium if the prepayment is made prior to November 1, 2015 and other conditions set forth in the loan agreement. Thereafter, the Company may prepay Asset Loan 2 in full or in part without any yield maintenance fees or prepayment premium costs.

Asset Loan 2 contains a schedule of release prices for each of the Company assets securing the loan which must be paid to Calmwater as a condition to releasing each such asset as collateral for the loan. Asset Loan 2 also provides that during the period through and including November 1, 2015, if the Company causes the sale of any asset which secures Asset Loan 2, a portion of the proceeds of such sale equal to the applicable release price shall be deposited into a Company custodial account; provided, however that in the event Calmwater thereafter approves replacement collateral proposed by the Company, and such proceeds may be re-borrowed by the Company in exchange for a pledge of such replacement collateral to Calmwater. If Calmwater does not approve such replacement collateral or if the Company elects not to propose replacement collateral, the amount in such custodial account may be used only as a payment toward the outstanding amounts due on Asset Loan 2.

Executive Employment Agreements

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 — SUBSEQUENT EVENTS - continued

Chief Financial Officer Employment Agreement:

Effective January 21, 2015, the board of directors appointed Lisa Jack as the Company’s Chief Financial Officer. Pursuant to an Executive Employment Agreement between the Company and Ms. Jack, dated January 21, 2015, (the “Jack Employment Agreement”), Ms. Jack has agreed to serve as the Company’s Chief Financial Officer until January 21, 2018 unless her employment in such position is sooner terminated as provided for thereunder.

Ms. Jack will receive an annual base salary of $0.3 million and is also entitled to receive 11.5% of the Executive Bonus Pool (as that term is defined in the Company’s Annual Incentive Compensation Plan) as additional incentive-based compensation. The Jack Employment Agreement further provides for the grant of 100,000 shares of restricted Company common stock pursuant to a Restricted Stock Award Agreement. These restricted shares vest ratably on each anniversary of the Jack Employment Agreement over a three year period beginning on January 21, 2015. Ms. Jack shall also be eligible for future equity grants as may be approved by the board of directors.

If Ms. Jack is terminated by the Company without “Cause” or by Ms. Jack for “Good Reason”, as such terms are defined in the Jack Employment Agreement, Ms. Jack will be entitled to receive all compensation accrued as of the date of termination, a severance payment equal to 50% of her annual base salary if terminated in the first year and 100% of her annual base salary in the event of a qualifying termination after the first anniversary of her appointment. The Jack Employment Agreement provides for certain temporary relocation benefits which include a housing stipend, travel costs to/from Orange County, California and a moving allowance.

The Jack Employment Agreement imposes various restrictive covenants on Ms. Jack, including restrictions with regards to the solicitation of Company clients, customers, vendors and employees, as well as restrictions on Ms. Jack’s ability to compete with the Company both during the term of the agreement and for twelve (12) months after the termination of her employment.

General Counsel Employment Agreement:

Effective January 21, 2015, the board of directors hired Jonathan Brohard as the Company’s Executive Vice President and General Counsel. Pursuant to an Executive Employment Agreement with Mr. Brohard, dated January 21, 2015 (the “Brohard Employment Agreement”), Mr. Brohard has agreed to serve as the Company’s Executive Vice President and General Counsel until January 20, 2018 unless his employment in such position is sooner terminated as provided for thereunder. Mr. Brohard shall also serve as the Company’s Secretary, Chief Compliance Officer and Chief Human Resources Officer.

Mr. Brohard will receive an annual base salary of $0.4 million and is also entitled to receive 11.5% of the Executive Bonus Pool as additional incentive-based compensation with a guaranteed minimum payment of $0.2 million for 2015. The Brohard Employment Agreement further provides for the grant of 150,000 shares of restricted Company common stock pursuant to a Restricted Stock Award Agreement. The restricted shares vest ratably on each anniversary of the Brohard Employment Agreement over a three year period beginning on January 21, 2015. Mr. Brohard shall also be eligible for future equity grants as may be approved by the board of directors. The Brohard Employment Agreement also provides that after the Company has recouped 50% of the its in-house legal department expenses within a given year, the board of directors may make certain funds available to be distributed for such year to Mr. Brohard and other members of the Company’s in-house legal department, as determined by the Company’s Chief Executive Officer (the “Legal Department Bonus”).

If Mr. Brohard is terminated by the Company without “Cause” or by Mr. Brohard for “Good Reason”, as such terms are defined in the Brohard Employment Agreement, Mr. Brohard will be entitled to receive (i) a severance payment equal to one year’s annual base salary plus the accrued but unpaid portion of Mr. Brohard’s 11.5% interest in the Executive Bonus Pool and any accrued but unpaid Legal Department Bonus if such termination occurs after the 24th month of his employment term or (ii) if such termination occurs prior to the 24th month of his employment term, an amount equal to $1.4 million less the sum of his base salary and guaranteed bonus paid as of such termination date plus the accrued but unpaid portion of Mr. Brohard’s 11.5% interest in the Executive Bonus Pool and any accrued but unpaid Legal Department Bonus.

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 — SUBSEQUENT EVENTS - continued

The Brohard Employment Agreement imposes various restrictive covenants on Mr. Brohard, including restrictions with regards to the solicitation of Company clients, customers, vendors and employees, as well as restrictions on Mr. Brohard’s ability to compete with the Company both during the term of the agreement and for twelve (12) months after the termination of his employment.

Chief Financial Officer Resignation:

On January 21, 2015, the Company's board of directors accepted the resignation of Steven T. Darak, effective January 21, 2015, as the Company’s Chief Financial Officer pursuant to a process contemplated under Mr. Darak’s employment agreement. Mr. Darak will continue to serve as the Company’s Senior Vice President of Special Projects.

NOTE 15 — SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Selected quarterly results of operations and other financial information for the four quarters ended December 31, 2014 and 2013 follows (dollar amounts in thousands except share data):

	2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
REVENUE
Total Revenue	$6,593	$8,892	$7,996	7,946	$31,427
EXPENSES
Total Operating Expenses	15,581	16,929	36,434	14,646	83,590
(Gain)/Loss on Disposal of Assets	(5,417)	(6,583)	(5,630)	1,148	(16,482)
Recovery of Credit Losses	(564)	—	(172)	(2,068)	(2,804)
Impairment of REO	—	—	—	4,696	4,696
Total Expenses	9,600	10,346	30,632	18,422	69,000
Net Loss	$(3,007)	$(1,454)	$(22,636)	$(10,476)	$(37,573)

Dividends on Redeemable Convertible Preferred Stock	—	—	(799)	(1,088)	(1,887)
Net Loss Attributable to Common Shareholders	$(3,007)	$(1,454)	$(23,435)	$(11,564)	$(39,460)

Net Loss per Share	$(0.18)	$(0.09)	$(1.53)	$(0.76)	$(2.49)

Weighted Average Shares Outstanding for Period	16,832,221	15,939,966	15,323,933	15,244,062	15,829,294

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 — SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED) - continued

	2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
REVENUE
Total Revenue	$1,856	$5,097	$6,727	9,646	$23,326
EXPENSES
Total Operating Expenses	9,394	13,121	15,843	19,539	57,897
(Gain)/Loss on Disposal of Assets	10	(711)	(252)	(477)	(1,430)
(Recovery of) Provision for Credit Losses	(2,606)	(4,965)	(679)	211	(8,039)
Impairment of REO	—	—	—	1,103	1,103
Total Expenses	6,798	7,445	14,912	20,376	49,531
Net Loss	$(4,942)	$(2,348)	$(8,185)	$(10,730)	$(26,205)

Net Loss per Share	$(0.29)	$(0.14)	$(0.49)	$(0.64)	$(1.55)

Weighted Average Shares Outstanding for Period	16,873,880	16,873,880	16,873,880	16,857,126	16,869,645

The average of each quarter’s weighted average shares outstanding does not necessarily equal the weighted average shares outstanding for the year and, therefore, individual quarterly weighted earnings per share do not equal the annual amount.

IMH FINANCIAL CORPORATION

SCHEDULE II — Valuation and Qualifying Accounts
For the Years Ended December 31, 2014, 2013 and 2012 (in thousands)

Description	Balance at Beginning of Year	Charged to Costs and Expenses		Transferred to Other Accounts (2)	Collected/ Recovered	Balance at End of Year
Mortgage Loan Portfolio:
Valuation Allowance-2012	$141,687	$(275)	(1)	$(89,812)	$—	$51,600
Valuation Allowance-2013	51,600	(6,485)	(1)	(26,907)	—	18,208
Valuation Allowance-2014	18,208	1,804	(1)	(4,450)	—	15,562

(1)	We revised our valuation allowance based on our evaluation of our mortgage loan portfolio for each of the years ended December 31, 2014, 2013 and 2012.

(2)
The amount listed in the column heading “Transferred to Other Accounts” represents net charge offs during the year, which were transferred to a real estate owned status at the date of foreclosure of the related loans or were recognized upon sale of the related loan.