Form 10-Q
period 2015-03-31
IMH Financial Corp
filed 2015-05-13
CIK 1397403

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2015
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The registrant had 85,000 shares of Common Stock, 3,491,758 shares of Class B-1 Common Stock, 3,492,954 shares of Class B-2 Common Stock, 7,159,759 shares of Class B-3 Common Stock, 313,790 shares of Class B-4 Common Stock, 735,801 shares of Class C Common Stock, 2,604,852 shares of Series B-1 Preferred Stock and 5,595,148 shares of Series B-2 Preferred Stock, all of which were collectively convertible into 23,479,062 outstanding common shares as of May 13, 2015.

IMH FINANCIAL CORPORATION

2

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.
IMH FINANCIAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31, 2015	December 31, 2014
Assets	(Unaudited)
Cash and Cash Equivalents	$14,154	$1,915
Restricted Cash and Cash Equivalents	12,337	2,573
Mortgage Loans Held for Sale, Net	10,412	24,539
Real Estate Acquired through Foreclosure Held for Sale	54,119	53,686
Real Estate Acquired through Foreclosure Held for Development	13,033	8,205
Operating Properties Acquired through Foreclosure	83,169	83,481
Deferred Financing Costs, Net	3,044	754
Other Receivables	3,411	2,816
Other Assets	2,572	3,149
Property and Equipment, Net	628	654
Total Assets	$196,879	$181,772
Liabilities
Accounts Payable and Accrued Expenses	$5,976	$6,079
Accrued Property Taxes	294	785
Accrued Interest Payable	1,132	1,635
Customer Deposits and Funds Held for Others	3,653	2,064
Notes Payable, Net of Discount	86,490	69,010
Notes Payable to Related Party	5,000	5,000
Capital Lease Obligation	1,193	1,199
Special Assessment Obligations	4,864	4,981
Total Liabilities	108,602	90,753
Redeemable Convertible Preferred Stock, $.01 par value; 100,000,000 shares authorized; 8,200,000 outstanding; liquidation preference of $39,570 at March 31, 2015 and December 31, 2014	27,889	27,329
Commitments and Contingent Liabilities
Stockholders’ Equity
Common stock, $.01 par value; 200,000,000 shares authorized; 16,908,880 and 16,873,880 shares issued at March 31, 2015 and December 31, 2014, respectively; 15,279,062 and 15,244,062 shares outstanding at March 31, 2015 and December 31, 2014, respectively	169	169
Less: Treasury stock, 1,629,818 shares at March 31, 2015 and December 31, 2014	(5,948)	(5,948)
Paid-in Capital	725,299	726,189
Accumulated Deficit	(659,132)	(656,720)
Total Stockholders’ Equity	60,388	63,690
Total Liabilities and Stockholders’ Equity	$196,879	$181,772

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMH FINANCIAL CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share data)

	Three Months Ended March 31,
	2015	2014
Revenue:
Operating Property Revenue	$7,184	$6,037
Investment and Other Income	1,850	336
Mortgage Loan Income, Net	498	220
Total Revenue	9,532	6,593
Operating Expenses:
Operating Property Direct Expenses (exclusive of Interest and Depreciation)	5,644	5,006
Expenses for Non-Operating Real Estate Owned	289	551
Professional Fees	1,246	2,636
General and Administrative Expenses	2,194	1,516
Interest Expense	2,814	4,867
Depreciation and Amortization Expense	631	1,005
Total Operating Expenses	12,818	15,581
Recovery of Credit Losses and Loss (Gain) on Disposal:
Loss (Gain) on Disposal of Assets, Net	42	(5,417)
Recovery of Credit Losses, Net	(916)	(564)
Total Recovery of Credit Losses and Loss (Gain) on Disposal of Assets	(874)	(5,981)
Total Costs and Expenses	11,944	9,600
Loss before Income Taxes	(2,412)	(3,007)
Provision for Income Taxes	—	—
Net Loss	(2,412)	(3,007)
Cash Dividend on Redeemable Convertible Preferred Stock	(528)	—
Deemed Dividend on Redeemable Convertible Preferred Stock	(560)	—
Net Loss Attributable to Common Shareholders	$(3,500)	$(3,007)
Basic and diluted loss per common share
Net Loss per Common Share	$(0.23)	$(0.18)
Weighted Average Common Shares Outstanding	15,250,673	16,832,221

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMH FINANCIAL CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Three Months Ended March 31, 2015
(In thousands, except share data)

	Common Stock		Treasury Stock			Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Paid-in Capital
Balance, December 31, 2014	16,873,880	$169	1,629,818	$(5,948)	$726,189	$(656,720)	$63,690
Net Loss	—	—	—	—	—	(2,412)	(2,412)
Cash Dividend on Redeemable Convertible Preferred Stock	—	—	—	—	(528)	—	(528)
Deemed Dividend on Redeemable Convertible Preferred Stock	—	—	—	—	(560)	—	(560)
Stock-Based Compensation	35,000	—	—	—	198	—	198
Balance, March 31, 2015	16,908,880	$169	1,629,818	$(5,948)	$725,299	$(659,132)	$60,388

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMH FINANCIAL CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31,
	2015	2014
OPERATING ACTIVITIES
Net Loss	$(2,412)	$(3,007)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-Based Compensation and Option Amortization	198	144
Loss (Gain) on Disposal of Assets	42	(5,417)
Amortization of Deferred Financing Costs	416	536
Depreciation and Amortization Expense	631	1,005
Accretion of Mortgage Income	(138)	—
Accretion of Discount on Notes Payable	145	520
Increase (decrease) in cash resulting from changes in:
Accrued Interest Receivable	(394)	88
Other Receivables	(595)	(512)
Other Assets	784	(581)
Accrued Property Taxes	(497)	(623)
Accounts Payable and Accrued Expenses	(103)	345
Customer Deposits and Funds Held For Others	1,589	675
Accrued Interest Payable	(503)	1,073
Total adjustments, net	1,575	(2,747)
Net cash used in operating activities	(837)	(5,754)
INVESTING ACTIVITIES
Proceeds from Sales of Mortgage Loans	13,674	—
Proceeds from Sale/Recovery of Real Estate Owned	481	15,273
Purchases of Property and Equipment	(27)	—
Mortgage Loan Repayments	—	5,589
Investment in Real Estate Owned	(5,266)	(411)
Net cash provided by investing activities	8,862	20,451
FINANCING ACTIVITIES
Proceeds from Notes Payable	78,750	188
Debt Issuance Costs Paid	(2,706)	(468)
Increase in Restricted Cash	(9,764)	(9,541)
Repayments of Notes Payable	(61,532)	(10,043)
Purchase of Notes Payable	—	(1,265)
Repayments of Capital Leases	(6)	(11)
Dividends Paid	(528)	—
Net cash provided by (used in) financing activities	4,214	(21,140)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	12,239	(6,443)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,915	7,875
CASH AND CASH EQUIVALENTS, END OF PERIOD	$14,154	$1,432
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$2,816	$2,739

The accompanying notes are an integral part of these condensed consolidated financial statements.

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

In the last few fiscal years, we acquired certain operating properties through deed-in-lieu of foreclosure which have contributed significantly to our operating revenues and expenses during these periods and thereafter. As described more fully in note 4, our operating properties consist of two operating hotels located in Sedona, Arizona, a golf course operation located in Bullhead City, Arizona, and, prior to classifying the property as held for sale in the third quarter of 2014, a commercial office building located in Stafford, Texas. Due to our limited lending activities since 2008, these operating properties currently contribute the majority of our revenue.

Basis of Presentation

The accompanying unaudited, condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for a complete set of financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the results for the periods presented have been made. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2015. These condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended December 31, 2014.

The accompanying unaudited condensed consolidated financial statements include the accounts of IMH Financial Corporation and the following wholly-owned operating subsidiaries: 11333, Inc. (formerly known as Investors Mortgage Holdings, Inc.), an Arizona corporation, Investors Mortgage Holdings California, Inc., a California corporation, IMH Holdings, LLC, a Delaware limited liability company (“Holdings”), and various other wholly owned subsidiaries established in connection with the acquisition of real estate either through foreclosure or purchase and/or for borrowing purposes, as well as its majority owned or controlled real estate entities and its interests in variable interest entities (“VIE”) in which the Company is determined to be the primary beneficiary. Holdings is a holding company for IMH Management Services, LLC, an Arizona limited liability company, which provides us and our affiliates with human resources and administrative services, including the supply of employees.

During 2014, the Company, through a wholly owned subsidiary, formed a joint venture with a third party developer, for the purpose of holding and developing certain real property contributed by the Company (the “Joint Venture”). The Joint Venture simultaneously created a wholly-owned subsidiary, IMH Gabella, LLC, (“IMH Gabella”) to hold the real estate assets and enter into related agreements. A wholly owned subsidiary of the Company is the managing member of, and holds a 93% ownership interest in, the Joint Venture. The Joint Venture partner holds a 7% ownership interest in the Joint Venture with the right to acquire an additional 3.2% profits-only interest based upon the satisfaction of certain budget and completion milestones with respect to the project. The Company has the power and authority to govern the business of the Joint Venture, subject to certain conditions. The Joint Venture was determined to be a VIE because the Company is the primary beneficiary of and has a controlling interest in the Joint Venture in that it has a) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance, b) the obligation to fund required equity contributions of the entity, and c) the right to receive benefits from the entity that could potentially be significant to the VIE.

All significant intercompany accounts and transactions have been eliminated in consolidation.

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1- BUSINESS, BASIS OF PRESENTATION AND LIQUIDITY- continued

Liquidity

As of March 31, 2015, our accumulated deficit aggregated $659.1 million primarily as a result of previous provisions for credit losses recorded relating to the decrease in the fair value of the collateral securing our loan portfolio and impairment charges relating to the value of real estate owned (“REO”) assets acquired primarily through foreclosure, as well as on-going net operating losses in recent periods resulting from the lack of income-producing assets, the high cost of our debt financing and a recent debt restructuring which resulted in significant debt termination charges. Beginning in 2008, we experienced significant defaults and foreclosures in our mortgage loan portfolio due primarily to the erosion of the U.S. and global real estate and credit markets during those periods. As a result, since that time we have been focused on enforcing our rights under our loan documents, working to repossess the collateral properties underlying those loans, and pursuing recovery from guarantors under such loans.

Our liquidity plan has included obtaining additional financing, selling whole loans or participating interests in loans, and selling the majority of our legacy real estate assets. As previously disclosed, we secured various financings between 2011 and 2014 which, along with proceeds from asset sales, have been our primary sources of working capital. During the year ended December 31, 2014, we entered into a series of transactions to, among other things, restructure and partially refinance our primary senior indebtedness. As more fully described in note 7, during the three months ended March 31, 2015, we secured $78.8 million in new financing and repaid the remaining senior loan balance and certain other bank debt.

As of March 31, 2015, our entire loan portfolio with an aggregate carrying value of $10.4 million is held for sale. In addition, as of March 31, 2015, REO projects with a carrying value totaling $54.1 million were held for sale. During the three months ended March 31, 2015, we sold certain loans and REO assets and collected other recoveries generating approximately $14.2 million in cash.

In connection with our former senior loan, we entered into a cash management agreement with the lender under which the amount of discretionary funds available to us was limited to the following 90 days of budgeted operating cash, which was funded on a monthly basis, subject to lender approval and release. The balance of all remaining cash (including the balance of loan proceeds and any and all proceeds received from operations, loan payments, asset sales or other cash generating events) was collected and maintained in a trust account as collateral under the loan for the benefit of the senior lender (the “Collateral Account”). In connection with the payoff of the senior loan during the three months ended March 31, 2015, the cash management agreement was terminated and the related Collateral Account was closed with the balance of such funds transferred to our unrestricted operating account.

Under the terms of certain of our new senior loans, during the period through and including November 1, 2015, if the Company causes the sale of any asset which serves as security under the respective loan, a portion of the proceeds of such sale equal to the applicable release price shall be deposited into a Company custodial account (the “Custodial Account”); provided, however that in the event the lender thereafter approves replacement collateral proposed by the Company, such proceeds may be re-borrowed by the Company in exchange for a pledge of such replacement collateral to the lender. If the lender does not approve such replacement collateral or if the Company elects not to propose replacement collateral, the amount in such custodial account may be used only as a payment toward the outstanding amounts due under such loan.

As previously reported, IMH Gabella secured a construction loan in 2014 in connection with the development of a multi-family project, for which the Company is a guarantor. Funding under this loan will not commence until the Company completes the required equity funding under the loan of $11.5 million, of which $1.6 million remained unfunded as of March 31, 2015 (such amount was funded subsequent to March 31, 2015). In addition, the loan will require the Company to maintain a minimum, unrestricted liquidity balance of $7.5 million upon the first draw of the construction loan (which occurred in the second quarter of 2015). At March 31, 2015, we had cash and cash equivalents of $14.2 million and restricted cash in the Collateral Account of $12.3 million.

While we have been successful in securing financing through March 31, 2015 to provide adequate funding for working capital purposes and have generated liquidity through asset sales and mortgage receivable collections, there is no assurance that we will be successful in selling our remaining loan and REO assets in a timely manner or in obtaining additional or replacement financing, if needed, to sufficiently fund future operations, repay existing debt or to implement our investment strategy. While the new financing does not require lender approval for asset sales, there are established release prices for each of the collateral assets to be applied as a principal paydowns on such debt. Our failure to generate sustainable earning assets, and successfully

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1- BUSINESS, BASIS OF PRESENTATION AND LIQUIDITY- continued

liquidate a sufficient number of our loans and REO assets, including exceeding the release prices from the sale of collateral assets, may have a material adverse effect on our business, results of operations and financial position.

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES

Reclassifications

Certain 2014 amounts in the condensed consolidated statement of cash flows have been reclassified to conform to the 2015 financial statement presentation. During the three months ended March 31, 2014, the change in advance deposits received from hotel guests and other customers in the amount of $0.7 million was reported in the net change in accounts payable and accrued liabilities. Such amounts are now classified in the change in customer deposits and funds held for others.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Certain accounting policies involve judgments and uncertainties to such an extent that there is reasonable likelihood that materially different amounts could have been reported under different conditions, or if different assumptions had been used. The Company evaluates its estimates and assumptions on a regular basis. The Company uses historical experience and various other assumptions that are believed to be reasonable under the circumstances to form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may materially differ from these estimates and assumptions used in preparation of the consolidated financial statements.

Restricted Cash

At March 31, 2015 and December 31, 2014, restricted cash and cash equivalents was comprised of the following:

	March 31, 2015	December 31, 2014
Senior lender controlled accounts	$12,143	$2,392
Escrows and other restricted accounts	194	181
Total restricted cash and cash equivalents	$12,337	$2,573

Restricted cash includes cash items that are legally or contractually restricted as to usage or withdrawal, which include amounts relating to: a) the Collateral and Custodial Accounts established pursuant to the terms of our senior secured loans and b) amounts maintained in escrow accounts for contractually specified purposes. In addition, under the terms of our construction loan we are required to maintain a minimum liquidity balance of $7.5 million upon the first draw of the construction loan (which occurred in the second quarter of 2015).

Recent Accounting Pronouncements

Changes to GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of accounting standards updates (“ASUs”) to the FASB’s Accounting Standards Codification (“ASC”). The Company considers the applicability and impact of all ASUs.

Accounting Standard Update No 2014-04, Receivables - Troubled Debt Restructuring by Creditors Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure, was created to provide conformity from when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage so that the asset would be derecognized in the receivable and recognized as real estate property. This updates specifies that an in substance repossession occurs when either the creditor has obtained the legal title to the property after a foreclosure or the borrower has transferred all interest in the property to the creditor through a deed in lieu of foreclosure or similar legal agreement so that at that time the asset should be reclassified from a loan receivable to real estate property. This update also provides that a disclosure of the amount of foreclosed residential real estate property and the recorded investment in consumer mortgage loans collateralized by residential real estate property that is the process of foreclosure must be included in both interim and annual financial reports. This amendment update is effective for periods for fiscal years beginning after December 15, 2014. The adoption of ASU 2014-04 did not have a material impact on our financial condition, liquidity or results of operations.

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES- continued

In April 2014, the FASB issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Components of an Entity, which changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. The guidance applies prospectively to new disposals and new classifications of disposal groups as held for sale after the effective date. The standard is required to be adopted by public business entities in annual periods beginning on or after December 15, 2014, and interim periods within those annual periods. We early adopted this standard during the year ended December 31, 2014, which did not have a material impact on the Company’s financial statements.
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

In June 2014, the FASB issued ASU No. 2014-12, Compensation - Stock Compensation (Topic 718):  Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. ASU 2014-12 requires an entity to treat performance targets that can be met after the requisite service period of a share-based award has ended, as a performance condition that affects vesting. The ASU is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2015. The adoption of this update did not have a material impact on the Company’s operating results or financial position.
In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,. ASU 2014-15 introduces an explicit requirement for management to assess and provide certain disclosures if there is substantial doubt about an entity’s ability to continue as a going concern. ASU 2014-15 is effective for the annual period ending after December 15, 2016. The Company does not expect the adoption of ASU 2014-15 to have a material impact on the Company’s operating results or financial position.
In February 2015, the FASB issued ASU No. 2015-02, Consolidation. This update changes among other things, how an entity determines the primary beneficiary of a variable interest entity. This update is effective for interim and annual periods beginning after December 15, 2015, with early adoption permitted. The implementation of this update is not expected to cause any significant changes to our condensed consolidated financial statements.
In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability. This update is effective for interim and annual reporting periods beginning after December 15, 2015 and requires retrospective application. The implementation of this update is not expected to cause any material changes to our condensed consolidated financial statements other than the reclassification of debt issuance costs from assets to liabilities on our condensed consolidated balance sheets. As of March 31, 2015 and December 31, 2014, $3.0 million and $0.8 million, respectively, would be reclassified from assets to liabilities on our condensed consolidated balance sheets.

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 — MORTGAGE INVESTMENTS, LOAN PARTICIPATIONS AND LOAN SALES

Lending Activities

Given the non-performing status of the majority of our loan portfolio and the suspension of significant lending activities, there has been limited loan activity during the three months ended March 31, 2015. No new loans were originated during the three months ended March 31, 2015. We originated two loans during the three months ended March 31, 2014 in the principal amount of $8.4 million in connection with the partial financing of the sale of certain REO assets. During the three months ended March 31, 2015, we received no mortgage loan principal payments.

A roll-forward of loan activity for the three months ended March 31, 2015 is as follows (in thousands):

	Principal Outstanding	Interest Receivable	Valuation Allowance	Carrying Value
Balance, December 31, 2014	$39,734	$367	$(15,562)	$24,539
Additions:
Interest adjustment	—	64	—	64
Accrued interest revenue	138	354	—	492
Reductions:
Principal and interest repayments	—	(157)	—	(157)
Foreclosures/transfers to other accounts	(863)	—	—	(863)
Sale of mortgage loans	(14,498)	(242)	1,077	(13,663)
Balance, March 31, 2015	$24,511	$386	$(14,485)	$10,412

As of March 31, 2015, we had five loans outstanding with an average principal and interest balance of $5.0 million, as compared to $4.5 million for our nine loans at December 31, 2014. Of our five outstanding loans at March 31, 2015, we had two performing loans with an average outstanding principal and interest balance of $4.1 million and a weighted average interest rate of 6.0%. Of our nine outstanding loans at December 31, 2014, we had three performing loans with an average outstanding principal and interest balance of $7.2 million and a weighted average interest rate of 8.2%. As of March 31, 2015 and December 31, 2014, the valuation allowance represented 58.2% and 38.8%, respectively, of the total outstanding loan principal and interest balances.

Loan Sales

During the three months ended March 31, 2015, we sold two loans with a carrying value of $13.7 million for a net loss of $0.1 million. No loans were sold during the three months ended March 31, 2014.

Scheduled Loan Maturities

The outstanding principal and interest balance of mortgage investments, net of the valuation allowance, as of March 31, 2015, have scheduled maturity dates within the next several quarters as follows:

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 — MORTGAGE INVESTMENTS, LOAN PARTICIPATIONS AND LOAN SALES- continued

March 31, 2015
(in thousands, except percentage and unit data)
Quarter	Outstanding Balance	Percent	#
Matured	$16,681	67.0%	3
Q3 2015	7,249	29.1%	1
Q1 2017	600	2.4%	—
Q1 2020	367	1.5%	1
Total Principal and Interest	24,897	100.0%	5
Less: Valuation Allowance	(14,485)
Net Carrying Value	$10,412

From time to time, we may extend a mortgage loan’s maturity date in the normal course of business. In this regard, we have modified certain loans, extending maturity dates in some cases to two or more years, and it is likely we will modify additional loans in the future in an effort to preserve our collateral. Accordingly, repayment dates of the loans may vary from their currently scheduled maturity date. If the maturity date of a loan is not extended, we classify and report the loan as matured and in default. No loans were modified during the three months ended March 31, 2015.

Given the non-performing status of the majority of the loan portfolio, we do not expect the payoffs to materialize for our legacy loans, particularly for loans past their respective maturity date. We may find it necessary to foreclose, modify, extend, make protective advances or sell such loans in order to protect our collateral, maximize our return or generate additional liquidity.

Summary of Loans in Default

We continue to experience loan defaults due to, among other reasons, loan balances that exceed the value of the underlying collateral and the absence of takeout financing in the marketplace. A summary and roll-forward of activity of loans in default for the three months ended March 31, 2015 is as follows (dollars in thousands):

	Principal Outstanding	Interest Receivable	Valuation Allowance	Carrying Value	# of Loans
Balance, December 31, 2014	$18,275	$311	$(15,562)	$3,024	6
Additions:
Interest adjustment	—	64	—	64	—
Reductions:
Foreclosures/transfers to Real Estate Owned	(863)	—	—	(863)	(2)
Sale of mortgage loans	(1,064)	(42)	1,077	(29)	(1)
Balance, March 31, 2015	$16,348	$333	$(14,485)	$2,196	3

Of the six loans that were in default at December 31, 2014, three remained in default status as of March 31, 2015, two loans were removed upon foreclosure and transferred to REO and one loan was sold.

During the three months ended March 31, 2015, we completed foreclosure on two loan assets and transferred the underlying real estate collateral to REO held for sale, with a non-real estate portion going to other assets. We are exercising enforcement action which could lead to foreclosure or other disposition with respect to the remaining loans in default, but we have not completed foreclosure on any such loans subsequent to March 31, 2015. The completion and/or timing of foreclosure on the remaining loans is dependent on several factors, including applicable states statutes, potential bankruptcy filings by the borrowers, our ability to negotiate a deed-in-lieu of foreclosure and other factors.

At March 31, 2015 and December 31, 2014, all loans in default were also in non-accrual status. In addition, as of March 31, 2015 and December 31, 2014, interest receivable recorded on such loans prior to being placed in non-accrual status totaled $0.3

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 — MORTGAGE INVESTMENTS, LOAN PARTICIPATIONS AND LOAN SALES- continued

million for each period and is included in mortgage loans held for sale on the accompanying condensed consolidated balance sheet.
No interest income was recognized on any non-accrual loans on a cash or accrual basis during the periods ended March 31, 2015 or 2014. Borrower concentrations, geographic concentrations of our loan portfolio, related loan classifications and end-user categories have not materially changed since December 31, 2014, except as a result of loan sales and foreclosures.

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 — OPERATING PROPERTIES AND REAL ESTATE HELD FOR DEVELOPMENT OR SALE

Operating properties and REO assets consist primarily of properties acquired as a result of foreclosure or purchase and were initially recorded at the lower of cost or fair value, less estimated costs to sell the property. Our fair value assessment procedures are more fully described in note 6. At March 31, 2015, we held total operating properties and REO assets of $150.3 million, of which $13.0 million were held for development, $54.1 million were held for sale, and $83.2 million were held as operating properties. At December 31, 2014, we held total operating properties and REO assets of $145.4 million, of which $8.2 million were held for development, $53.7 million were held for sale, and $83.5 million were held as operating properties. A roll-forward of REO activity from December 31, 2014 to March 31, 2015 is as follows (dollars in thousands):

	Operating Properties	# of Projects	Held for Development	# of Projects	Held for Sale	# of Projects	Total Net Carrying Value
Balance, December 31, 2014	$83,481	3	$8,205	1	$53,686	29	$145,372
Additions:
Net principal carrying value of loans foreclosed	—	—	—	—	663	2	663
Capital costs/ additions	266	—	4,828	—	172	—	5,266
Reductions:
Cost of properties sold	—	—	—		(402)	(2)	(402)
Depreciation and amortization	(578)	—	—	—	—	—	(578)
Balance, March 31, 2015	$83,169	3	$13,033	1	$54,119	29	$150,321

During the three months ended March 31, 2015, we sold two REO assets (or portions thereof) for $0.5 million (net of selling costs), resulting in a total net gain of $0.08 million. During the three months ended March 31, 2014, we sold four REO assets (or portions thereof) for $23.7 million (net of selling costs), of which we financed $8.4 million, for a net gain of $5.4 million.

In addition, during the three months ended March 31, 2015, we acquired two REO assets resulting from foreclosure of the related loans.

REO Planned Development

As previously reported, during the year ended December 31, 2014, the Company, through a wholly owned subsidiary, formed a joint venture with a third party developer, Titan Investments, LLC (“Titan”) for the purpose of holding and developing certain real property for a planned multi-family residential housing and retail development located in the Minneapolis suburb of Apple Valley to be known as Parkside Village (the “Apple Valley Project”). The first phase of the Apple Valley Project project will consist of a 196-unit multi-family residential housing development known as Gabella (“Gabella”). The Joint Venture created a wholly-owned subsidiary, IMH Gabella, LLC, (“IMH Gabella”) to hold the Gabella assets and enter into related agreements.

A wholly owned subsidiary of the Company is the managing member of IMH Gabella, and holds a 93% ownership interest in, the Joint Venture. Titan holds a 7% ownership interest in the Joint Venture with the right to acquire an additional 3.2% profits-only interest based upon the satisfaction of certain budget and completion milestones with respect to the project. The Company has the power and authority to govern the business of the Joint Venture, subject to certain conditions. During the year ended December 31, 2014, we contributed certain land and made certain cash equity contributions to the Joint Venture. The Company is not required to make any additional capital contributions after meeting the equity requirements under the construction loan. In the event that certain specified occupancy targets are met, Titan has the right to have its interests repurchased by the Joint Venture. The Joint Venture also has certain rights to redeem Titan’s interests in the event Titan fails to exercise those put rights within a specified time. Generally, income or loss will be allocated among the members of the Joint Venture in accordance with their respective percentage interests. Upon a sale of the project, the sale proceeds shall be distributed first to the Company in an amount equal to its capital contributions less any previous distributions it may have received, and then to the members in accordance with their respective interests in the Joint Venture. As described in note 7, we secured construction financing in the amount of $24.0 million during the year ended December 31, 2014. The construction loan agreement requires an equity contribution of $11.5 million (including the value of the land) before loan funding will occur. At March 31, 2015, the remaining required equity contribution totaled $1.6 million, which was funded subsequent to March 31, 2015.

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 — OPERATING PROPERTIES AND REAL ESTATE HELD FOR DEVELOPMENT OR SALE- continued

The Company’s interests in the Joint Venture relate to equity ownership and profits participation between the partners; a profits interest arrangement between the partners involving certain budget and completion milestones; equity option provisions; a parental guarantee related to construction financing; and contractual arrangements limiting Titan’s initial participation in the economics of certain assets and liabilities. Terms of the equity option require the Company to purchase the partner’s equity investment upon certain condition, after a specified period of time if the partner elects to sell its equity investment. The Company will provide the Joint Venture with all initial capital, execute contracts on behalf of the partnership, and has final approval rights over all significant matters.

The entities’ assets, liabilities, and results of operations are included in the Company’s condensed consolidated financial statements under the voting interest model. Titan had no reportable interest in the assets, liabilities or equity at March 31, 2015 or December 31, 2014, or in the net loss during the three months ended March 31, 2015 of the Joint Venture. The following table summarizes the carrying amounts of the Joint Venture’s assets and liabilities included in the Company’s condensed consolidated balance sheet at March 31, 2015 (in thousands):

Assets
Land	$1,714
Construction-in-Progress	7,657
Deferred financing costs, net	627
Other assets	488
Total Assets	$10,486

Liabilities
Accounts payable and accrued expenses	$1,999
Notes payable	50
Special assessment obligations	520
Other liabilities	489
Total Liabilities	$3,058

Costs related to the development or improvements of the real estate assets are generally capitalized and costs relating to holding the assets are generally charged to expense. Cash outlays for capitalized development costs totaled $5.3 million during the three months ended March 31, 2015. In addition, costs and expenses related to operating, holding and maintaining such properties (including property taxes), which are expensed and included in property taxes and other operating expenses for REO assets in the accompanying consolidated statement of operations, totaled approximately $5.9 million and $5.6 million for the three months ended March 31, 2015 and 2014, respectively.

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

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - GUARANTEE ON SENIOR SECURED INDEBTEDNESS
In connection with the sale of our preferred equity investment in a joint venture to the holder of the other primary interests in the joint venture during the fourth quarter of 2013, the Company agreed to continue to serve as a limited guarantor on the senior indebtedness of the joint venture that is secured by the acquired operating properties and for which we are entitled to receive certain remuneration until we are released from the limited guarantee. We agreed to remain as a limited guarantor until the earlier of 1) the borrower’s identification of a suitable substitute guarantor, the approval thereof by the senior lender, and our release from the guarantee, or 2) repayment of the senior indebtedness which matures on February 28, 2017. As consideration for its limited guarantee, the Company received contractual quarterly payments of $0.5 million and $0.3 million during the three months ended March 31, 2015 and 2014, respectively. Such payments are considered earned when received. In the event of the borrower’s default, the Company’s maximum obligation under the guarantee was limited to the amount of any shortfall between the sales price of the underlying collateral assets and the net payoff of the senior loan, if any.

During the three months ended March 31, 2015, the borrower secured a replacement guarantor on the senior loan, and we entered into a court-approved settlement with the borrower, under which the Company received a settlement payment of $1.3 million and released the Company from any potential liability under the guarantee.

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 — FAIR VALUE

Valuation Allowance and Fair Value Measurement of Loans and Real Estate Held for Sale

Our valuation analysis processes and procedures are disclosed in our previously filed Annual Report on Form 10-K for the fiscal year ended December 31, 2014.  We perform a valuation analysis of our loans, REO held for sale and derivative investments not less frequently than on a quarterly basis. We consider all relevant circumstances to determine if, and the extent to which, a valuation allowance is required.

Impairment for our collateral dependent loans is measured at the balance sheet date based on the then fair value of the collateral in relation to contractual amounts due under the terms of the applicable loan if foreclosure is probable. Substantially all of our loans are deemed to be collateral dependent.

Similarly, REO assets that are classified as held for sale are measured at the lower of carrying amount or fair value, less estimated cost to sell. REO assets that are classified as operating properties or held for development are considered “held and used” and are evaluated for impairment when circumstances indicate that the carrying amount exceeds the sum of the undiscounted net cash flows expected to result from the development and eventual disposition of the asset. If an asset is considered impaired, an impairment loss is recognized equal to the difference between the asset’s carrying amount and its fair value, less estimated cost to sell. If we elect to change the disposition strategy for our real estate held for development, and such assets were deemed to be held for sale, we may record additional impairment charges, and the amounts could be significant. See our consolidated audited financial statements in our previously filed Annual Report on Form 10-K for the year ended December 31, 2014 for a detailed description of the procedures performed and assumptions utilized in connection with our impairment analysis of real estate owned assets. We assess the extent, reliability and quality of market participant inputs such as sales pricing, cost data, absorption, discount rates, and other assumptions, as well as the significance of such assumptions in deriving the valuation. We generally employ one of five valuation approaches, or a combination of such approaches, in determining the fair value of the underlying collateral of each loan: the development approach, the income capitalization approach, the sales comparison approach, the cost approach, or the receipt of recent offers or executed purchase and sales agreements on specific properties.

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

Our fair value measurement is based on the highest and best use of each property which is generally consistent with our current use for each property subject to valuation. In addition, our assumptions are established based on assumptions that we believe market participants for those assets would also use. During the period ended March 31, 2015, we performed both a macro analysis of market trends and economic estimates, as well as a detailed analysis on selected significant loan and REO assets.

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 — FAIR VALUE- continued

The following is a summary of the procedures performed in connection with our fair value analysis as of and for the period ended March 31, 2015:

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

3.
For the period ended March 31, 2015, given the lack of significant change in overall general market conditions since December 31, 2014, we performed an internal analysis to evaluate fair value of our portfolio. Our internal analysis of fair value included a review and update of current market participant activity, overall market conditions, the current status of the project, our direct knowledge of local market activity affecting the project, as well as other market indicators obtained through our asset management group and various third parties to determine whether there were any indications of a material increase or decrease in the value of the underlying collateral or REO asset since the last complete third party valuation for such asset. Our asset-specific analysis focused on the higher valued assets of our loan collateral and REO portfolio. We considered the results of our analysis and the potential valuation implication to the balance of the portfolio based on similar asset types and geographic location.

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

Based on our analysis, the valuation approach taken and assumptions utilized with respect to each asset at December 31, 2014 remained generally applicable at March 31, 2015, except for those assets subject to a recent bona fide written third-party offer or executed purchase and sales agreements to buy our loan or REO asset. See our previously filed Annual Report on Form 10-K for the fiscal year ended December 31, 2014 for a summary of the key assumptions and valuation methodologies utilized to derive fair value.

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

Valuation Conclusions

Based on the results of our evaluation and analysis, during the three months ended March 31, 2015 and 2014, we did not record a non-cash provision for credit losses on our loan portfolio. However, we recorded other net recoveries of credit losses of $0.9 million and $0.6 million during the three months ended March 31, 2015 and 2014, respectively, relating to the collection of cash and other assets from guarantors on certain legacy loans. We recorded no impairment of real estate owned during the three months ended March 31, 2015 or 2014.

As of March 31, 2015 and December 31, 2014, the valuation allowance totaled $14.5 million and $15.6 million, respectively, representing 58.2% and 38.8%, respectively, of the total outstanding loan principal and accrued interest balances. Based on the valuation and impairment allowance recorded as of March 31, 2015, we believe that, as of that date, the fair value of our loans

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 — FAIR VALUE- continued

and REO assets held for sale is adequate in relation to the net carrying value of the related assets and that no additional valuation allowance or impairment is considered necessary. While the above results reflect management’s assessment of fair value as of March 31, 2015 based on currently available data, we will continue to evaluate our loan and REO portfolio to determine the adequacy and appropriateness of the valuation allowance and/or impairment balances. Depending on market conditions, such updates may yield materially different values and potentially increase or decrease the valuation allowance for loans or impairment charges for REO assets.

Valuation Categories

There were no losses recorded during the three months ended March 31, 2015 or 2014 in the categories for which net mortgage loans and REO held for sale were measured at fair value on a non-recurring basis based upon the lowest level of significant input to the valuation as of March 31, 2015 or 2014.

Additionally, there were no other assets that were measured at fair value using Level 1 or Level 2 inputs for which any losses were recorded during the or three months ended March 31, 2015 or 2014. Generally, all of our mortgage loans and REO held for sale are valued using significant unobservable inputs (Level 3) obtained through updated analysis prepared by our asset management staff, except for such assets for which third party offers or executed purchase and sale agreements were used, which are considered Level 2 inputs. Changes in the use of Level 3 valuations are based solely on whether we utilized third party offers for valuation purposes.

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 — DEBT, NOTES PAYABLE AND SPECIAL ASSESSMENT OBLIGATIONS

At March 31, 2015 and December 31, 2014, our notes payable and special assessment obligations consisted of the following (in thousands):

	March 31, 2015	December 31, 2014
Notes Payable, Net
$50.0 million non-recourse note payable secured by first liens on operating hotel properties and related assets, bears annual interest at greater of a) 7.25% or b) LIBOR plus 6.75%, actual interest at minimum rate of 7.25% at March 31, 2015, matures February 1, 2018, interest only payable monthly, principal due at maturity, subject to a carve-out guarantee by the Company	50,000	—
$24.4 million non-recourse note payable secured by first liens on certain real estate assets of the Company, bears annual interest at greater of a) 9.0% or b) LIBOR plus 8.5%, actual interest at minimum rate of 9.0% at March 31, 2015, matures February 1, 2017, interest only payable monthly, subject to a carve-out guarantee by the Company	24,365	—
$4.4 million non-recourse note payable secured by first liens on certain real estate assets of the Company, bears annual interest at greater of a) 9.0% or b) LIBOR plus 8.5%, actual interest at minimum rate of 9.0% at March 31, 2015, matures February 1, 2017, interest only payable monthly, subject to a carve-out guarantee by the Company	4,385	—
Restructured senior note payable dated July 24, 2014 secured by substantially all Company assets, bears contractual annual interest at 17%, matures July 24, 2015 (repaid during three months ended March 31, 2015)	—	36,000
$24.8 million note payable to a bank assumed on May 14, 2013 in connection with a deed-in-lieu of foreclosure acquisition, secured by operating hotel properties, bears annual interest of 8%, matures March 24, 2017 (repaid during three months ended March 31, 2015)	—	24,765
Unsecured note payable under class action settlement, face value of $10.2 million, net of discount of $3.8 million, 4% annual interest rate (14.6% effective yield), interest payable quarterly, matures April 28, 2019	6,908	6,763
$1.1 million development assistance note payable to Apple Valley Economic Development Authority, dated March 29, 2013, secured by developmental real estate, annual interest rate 6%, maturing December 31, 2016. Expected to be forgiven upon completion of Gabella project, subject to various requirements	762	762
$3.7 million settlement payable to a municipality dated June 2012, for outstanding property tax and related obligations for certain parcels, payable over five and ten years, bearing annual interest of 10%, maturing in June 2017 and 2022, respectively	—	467
$24.0 million construction note payable to a bank dated October 2014 for the construction of Gabella, secured by real property and improvements, bears annual interest of LIBOR plus 3.75%, with a floor of 4.25% (4.25% at March 31, 2015 and December 31, 2014), matures October 20, 2017. Funding to commence following equity funding requirement of $11.5 million, subject to a carve-out guarantee by the Company	1	1
Other financings	69	252
Special Assessment Obligations
$3.7 million community facility district bonds dated 2005, secured by residential land located in Buckeye, Arizona, annual interest rate ranging from 5%-6%, matures April 30, 2030	3,339	3,339
$2.3 million special assessment bonds dated between 2002 and 2007, secured by residential land located in Dakota County, Minnesota, annual interest rate ranging from 6%-7.5%, maturing various dates through 2022	1,525	1,642
Note Payable to Related Party
$5.0 million unsecured note payable to an affiliate of a shareholder dated December 31, 2014, bears interest at 16% per annum plus exit fee, all amounts due and payable upon maturity, original maturity of April 24, 2015 extended to June 24, 2015 subsequent to March 31, 2015.	5,000	5,000
Totals	$96,354	$78,991
A roll-forward of notes payable and related obligations from December 31, 2014 to March 31, 2015 is as follows (in thousands):

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 — DEBT, NOTES PAYABLE AND SPECIAL ASSESSMENT OBLIGATIONS- continued

	Notes Payable, Net	Special Assessment Obligations	Note Payable to Related Party	Totals
Balance, December 31, 2014	$69,010	$4,981	$5,000	$78,991
Additions:
Accretion of discount	145	—	—	145
Note additions	78,750	—	—	78,750
Reductions:
Principal payments	(61,415)	(117)	—	(61,532)
Balance, March 31, 2015	$86,490	$4,864	$5,000	$96,354

Interest expense for the three months ended March 31, 2015 and 2014 was $2.8 million and $4.9 million, respectively.

Senior Indebtedness

During the three months ended March 31, 2015, the Company, through various of its subsidiaries, entered into a series of loan agreements, promissory notes and related agreements with Calmwater Capital 3, LLC (“Calmwater”) for loans in the aggregate principal amount of $78.8 million for the purposes of refinancing the Company’s $36.0 million senior secured loan with NWRA Ventures I, LLC (“NW Capital”) and its $24.8 million note payable from a bank, as well as to provide working capital for certain development activities and operational costs.

The Company set aside $4.0 million of the loan proceeds to fund the balance of its $11.5 million equity commitment for the construction of Gabella, as described below. In addition, the Company will utilize $2.0 million of the loan proceeds to complete a $6.3 million capital improvement program at the Company’s hotel properties and restaurant located in Sedona, Arizona, which is expected to begin in May 2015. The balance of the loan proceeds is expected to be used for certain fees, reserves, and working capital.

The general terms of the respective loans are as follows:

•
The first loan is a $50.0 million non-recourse loan secured by first liens on the Company’s two operating hotel properties and restaurant located in Sedona, Arizona (“the Sedona Loan”). The Sedona Loan requires interest only payments beginning on March 1, 2015 and bears annual interest at a base equal to the sum of: (i) the greater of (A) 0.50% per annum or (B) LIBOR (as defined) plus (ii) 6.75% per annum. In connection with the Sedona Loan, the Company entered into an interest rate cap agreement for the initial two-year term of the loan with a LIBOR-based strike rate, which the Company elected to expense upon execution. The Sedona Loan has a maturity date of February 1, 2018 with an option by the Company to extend the maturity date for two consecutive 12-month periods, provided that there are no outstanding events of default, the Company obtains an extended interest rate cap agreement and the Company complies with the other applicable terms set forth in the loan agreement including the payment of an extension fee of $0.5 million. The Sedona Loan is subject to a non-recourse carve-out guaranty by the Company which also includes a guarantee of completion of certain capital improvements at the Company’s hotel properties.

The Sedona Loan contains customary affirmative and negative covenants and requires the Company to fund customary annual interest, tax, and insurance reserve accounts, each of which are pledged as additional collateral for the Sedona Loan. Additional reserves are required as it relates to the collateral properties’ capital improvement program scheduled to begin in the second quarter of 2015. The Sedona Loan also contains customary events of default, the occurrence of which could result in the acceleration of the obligations under the loan and, under certain circumstances, the application of a default interest rate during the existence of an event of default at a rate equal 5.0% in excess of the note rate. The Company is permitted to make optional prepayments at any time, subject to a yield maintenance prepayment fee if the prepayment is made prior to February 1, 2016 and a .50% prepayment premium if paid prior to February 1, 2017, and other conditions set forth in the loan agreement. Thereafter, the Company may prepay the Sedona Loan in full or in part without yield maintenance fees or prepayment premium costs.

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 — DEBT, NOTES PAYABLE AND SPECIAL ASSESSMENT OBLIGATIONS- continued

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

Asset Loan 1 contains a schedule of release prices for each of the Company assets securing the loan which must be set aside for repayment to Calmwater as a condition to releasing each such asset as collateral for the loan. Asset Loan 1 also provides that during the period through and including November 1, 2015, if the Company causes the sale of any asset which secures Asset Loan 1, a portion of the proceeds of such sale equal to the applicable release price shall be deposited into a Company custodial account; provided, however, that in the event Calmwater thereafter approves replacement collateral proposed by the Company, such proceeds may be re-borrowed by the Company in exchange for a pledge of such replacement collateral to Calmwater. If Calmwater does not approve such replacement collateral or if the Company elects not to propose replacement collateral, the amount in such custodial account may be used only as a payment toward the outstanding amounts due on Asset Loan 1.

•
The third loan is a $4.4 million non-recourse loan (“Asset Loan 2”) secured by a) first liens on certain operating and non-operating real estate assets owned by affiliates of the Company and b) pledges by certain Company affiliates of their interests in certain mortgage loan documents evidencing payment obligations owed to such affiliates. Asset Loan 2 requires interest only payments beginning on March 1, 2015 and bears annual interest at a base equal to the sum of: (i) the greater of (A) 0.50% per annum or (B) LIBOR (as defined) plus (ii) 8.5% per annum. Asset Loan 2 has a maturity date of February 1, 2017 with an option by the Company to extend the maturity date for one 12-month period provided that there are no outstanding events of default, and the Company complies with the other applicable terms in the loan agreement, including the payment of an extension fee of 1% of the outstanding principal balance. Asset Loan 2 is subject to a non-recourse carve-out guarantee by the Company, which also includes a guarantee by the Company of completion of certain entitlement work at certain properties located in Minnesota and Arizona, and a guarantee of completion of certain construction defect remediation at a property located in Albuquerque, New Mexico.

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

Asset Loan 2 contains a schedule of release prices for each of the Company assets securing the loan which must be set aside for repayment to Calmwater as a condition to releasing each such asset as collateral for the loan. Asset Loan 2 also provides that during the period through and including November 1, 2015, if the Company causes the sale of any asset which secures Asset Loan 2, a portion of the proceeds of such sale equal to the applicable release price shall be

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 — DEBT, NOTES PAYABLE AND SPECIAL ASSESSMENT OBLIGATIONS- continued

deposited into a Company custodial account; provided, however that in the event Calmwater thereafter approves replacement collateral proposed by the Company, and such proceeds may be re-borrowed by the Company in exchange for a pledge of such replacement collateral to Calmwater. If Calmwater does not approve such replacement collateral or if the Company elects not to propose replacement collateral, the amount in such custodial account may be used only as a payment toward the outstanding amounts due on Asset Loan 2.

Convertible Notes Payable/Exit Fee Payable

As more fully described in our Form 10-K for the year ended December 31, 2014, on June 7, 2011, we entered into and closed funding of a $50.0 million senior secured convertible loan with NW Capital. The loan was originally scheduled to mature on June 6, 2016 and bore contractual interest at a rate of 17% per year.

The loan agreement also contained certain restrictive covenants which required NW Capital’s consent as a condition to our taking certain actions. The restrictive covenants relate to our ability to sell or encumber our assets, issue additional indebtedness, restructure or modify our ownership structure, settle litigation over $10.5 million, enter into new material agreements and certain other operational matters.

On July 24, 2014, the Company entered into a series of agreements and transactions in connection with the partial refinancing and restructuring of the NW Capital loan pursuant to a payoff agreement, as amended (“Payoff Agreement”).

Pursuant to the Payoff Agreement, the Company and NW Capital entered into certain amendments to the NW Capital loan (collectively, the “Modified Loan”) the principal terms of which were as follows: (1) the maturity date was changed to July 22, 2015 (the “Maturity Date”); (2) the conversion rights that had been held by NW Capital to convert the debt into our Series A preferred stock were eliminated; (3) the new principal balance was set at $45.0 million (and subsequently paid down to $36 million at December 31, 2014); (4) interest would accrue at 17% per annum, payable by the Company on a quarterly basis; and (5) on October 24, 2014, and no later than every 90 days thereafter until the Maturity Date, the Company was required to make payments equal to the sum of: (x) $5.0 million (which payment will be applied toward the then-outstanding principal and interest due on the Modified Loan); and (y) a fee of one percent (1)% of the then-outstanding principal balance of the Modified Loan. As a result of the material change in loan terms, the NW Capital loan was treated as a termination of the existing loan and issuance of a new loan.
As described above, during the three months ended March 31, 2015, we secured replacement financing and repaid the Modified Loan in full.

Exchange Notes

As more fully described in our annual report on Form 10-K for the year ended December 31, 2014, we were required under the terms of the a class action settlement to effect an offering to issue up to $20 million in five-year, 4%, unsecured notes to participating shareholders in exchange for common stock held by such shareholders at a price of $8.02 per share (“Exchange Offering”). The Exchange Offering was completed on April 28, 2014 and we issued Exchange Offering notes (“EO Notes”) to participating shareholders with a face value of $10.2 million, which were recorded by the Company at fair value. The estimated fair value of the EO Notes was $6.4 million based on the fair value and the imputed effective yield of such notes of 14.6% (as compared to the note rate of 4%) resulting in a debt discount of the EO Notes of $3.8 million. This amount is reflected as a debt discount in the accompanying financial statements, and is being amortized as an adjustment to interest expense using the effective interest method over the term of the EO Notes. The amortized discount added to the principal balance of the EO Notes during the three months ended March 31, 2015 totaled $0.2 million. Interest is payable quarterly in arrears each January. April, July and October during the term of the EO Notes with the initial interest payment due in July 2014. The EO Notes mature on April 28, 2019, and may be prepaid in whole or in part without penalty at the option of the Company. However, subject to certain minimum cash and profitability conditions, the terms of the EO Notes may require a 50% prepayment on April 29, 2018.

Construction Loan
During the year ended December 31, 2014, the Company secured a construction loan in connection with the Gabella development in the amount of $24.0 million (the “Construction Loan”) from a bank pursuant to a Construction Loan Agreement entered into between IMH Gabella and the bank, dated as of October 20, 2014. In addition to the Construction Loan, the project’s development costs is being financed through an equity contribution of $11.5 million by the Company consisting of

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 — DEBT, NOTES PAYABLE AND SPECIAL ASSESSMENT OBLIGATIONS- continued

entitled land and working capital. The Construction Loan is secured by a first lien mortgage on the project as well as certain adjacent parcels that are planned for future development, improvements thereon, and an assignment of rents and revenues. Unless there is an event of default, the Construction Loan bears annual interest at the greater of three-month LIBOR plus 375 basis points, or 4.25%. The loan matures October 20, 2017, provided, however, that the initial term may be extended for two additional one-year terms subject to the satisfaction of certain conditions, including the payment of an extension fee equal to 0.25% of the then outstanding principal balance of the Construction Loan. Advances under the Construction Loan will commence when the Company has fully satisfied its equity funding requirement (aside from a minimal $1,000 funding made at the loan closing). Interest only payments on any outstanding principal commence on November 1, 2014. Monthly payments of principal and interest will commence on the earlier of (i) November 1, 2016 and (ii) the first month following stabilization (as defined in the loan agreement). The Construction Loan is subject to a completion and repayment carve-out guarantee by the Company and requires a minimum liquidity balance of $7.5 million commencing on the initial construction draw (which occurred in April 2015). The Construction Loan can be prepaid without penalty, provided that no prepayment is permitted unless it includes the full amount of the then accrued but unpaid interest on the amount of principal being so prepaid.

Other Notes Payable Activity

During 2013, we assumed a $24.8 million note payable from a bank in connection with a deed-in-lieu of foreclosure that was secured by the related hotel operating properties. The note payable bore annual interest of 8%, with required monthly payments of principal and interest and the outstanding principal due at maturity on March 28, 2017. During the three months ended March 31, 2015, we secured replacement financing and repaid the note payable in full and paid a $0.5 million prepayment penalty.

In connection with our Gabella multifamily housing development in Apple Valley, Minnesota, we entered into, among other agreements, a business subsidy agreement and related loan agreement dated March 29, 2013, as amended on July 10, 2014, with the Apple Valley Economic Development Authority (“EDA”). Under the terms of the business subsidy agreement, the EDA agreed to advance to us up to $1.1 million as a loan, but in no event to exceed the amount received from Dakota County for the statutory penalty and interest on special assessment taxes which were assessed in the tax years 2007 through 2011, which has been paid in full as of March 31, 2015. The loan bears interest at the rate of 6.0% per annum which accrues until the loan is satisfied or paid in full. If we complete the development project by no later than April 30, 2016, and certain other conditions are satisfied, the EDA is expected to forgive the loan in its entirety. If we do not meet certain specified development goals, the loan and all accrued unpaid interest must be repaid on or before December 31, 2017. In addition, under the agreement, we are not allowed to sell, transfer or otherwise convey all or part of the property for a period of five years following completion without the prior written consent of EDA. As of March 31, 2015 and December 31, 2014, the total amount advanced to us under the loan agreement was $0.8 million.

In conjunction with the Gabella development project described above, we also entered into a settlement agreement in June 2012 with the local municipality relating to outstanding past due property taxes, penalties and interest on various parcels totaling $3.7 million and bearing annual interest of 10%. Under the terms of the settlement agreement, we were required to make annual payments over either a five or ten year period, depending on the parcel. The outstanding balance of the settlement obligation totaled $0.5 million at December 31, 2014 which was repaid in full during the three months ended March 31, 2015.

Special Assessment Obligations

As of March 31, 2015 and December 31, 2014, we recorded obligations arising from our allocated share of certain community facilities district special revenue bonds and special assessments of $4.9 million and $5.0 million, respectively. These obligations are described below.

One of the special assessment obligations had an outstanding balance of $3.3 million as of March 31, 2015 and December 31, 2014, and has an amortization period that extends through April 30, 2030, with an annual interest rate ranging from 5% to 6%. This special assessment obligation is secured by certain real estate held for sale consisting of 171 acres of unentitled land located in Buckeye, Arizona which had a carrying value of $5.0 million at March 31, 2015.

The other special assessment obligations are comprised of a series of special assessments that collectively had an outstanding balance of $1.5 million and $1.6 million as of March 31, 2015 and December 31, 2014, respectively. These special assessment obligations have amortization periods that extend through 2022, with annual interest rates ranging from 6% to 7.5%. These special assessment obligations are secured by certain real estate held for development consisting of 13 acres of unentitled land

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 — DEBT, NOTES PAYABLE AND SPECIAL ASSESSMENT OBLIGATIONS- continued

located in Dakota County, Minnesota, which land has a carrying value of approximately $13.0 million at March 31, 2015. We made principal repayments on these special assessment obligations of $0.1 million during the three months ended March 31, 2015.

The responsibility for the repayment of each of the foregoing special assessment obligations rests with the owner of the property and, will transfer to the buyer of the related real estate upon sale. Accordingly, if the assets to which these obligations arise from are sold before the full amortization period of such obligations, the Company would be relieved of any further liability since the buyer would assume the remaining obligations. Nevertheless, these special assessment obligations are deemed to be obligations of the Company in accordance with GAAP because they are fixed in amount and for a fixed period of time.

Note Payable to Related Party

On December 31, 2014, the Company executed a loan agreement with SRE Monarch Lending, LLC for an unsecured non-revolving credit facility (“SRE Note”) in an amount not to exceed $5.0 million and drew down the full amount of the SRE Note. The Company used the proceeds under the SRE Note to make a scheduled payment under the Modified Loan. SRE Monarch Lending, LLC is a related party of Seth Singerman, one of the Company’s directors and an affiliate of one of our preferred equity holders.

The SRE Note was originally scheduled to mature on the 91st day after full repayment of the Modified Loan, which was repaid on January 23, 2015, resulting in an original maturity date of the SRE Note of April 24, 2015. Subsequent to March 31, 2015, the Company entered into an amendment to extend the maturity date to June 24, 2015 and agreed to pay a previously agreed upon fee of $50,000 plus payment of all accrued interest through the amendment date. The SRE Note bears interest at a per annum base rate of 16%, and is subject to increase in the event the SRE Note is not repaid in full on or prior to the maturity date. In connection with the execution of the loan agreement on December 31, 2014, the Company paid a structuring fee of $0.1 million and agreed to pay a facility exit fee originally computed at $0.3 million and certain other potential customary fees, costs and expenses in connection with a timely payoff of the SRE Note. Assuming the SRE Note is paid at maturity, the final facility exit fee amount will be reduced by the amount of interest incurred under the SRE Note during the extension period.

Our debt, notes payable and special assessment obligations have the following scheduled maturities as of March 31, 2015 (in thousands):

Year	Amount
2015	$5,318
2016	1,134
2017	29,131
2018	50,383
2019	7,300
Thereafter	3,088
Total	$96,354

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – SEGMENT INFORMATION

Operating segments are defined as components of an enterprise that engage in business activity from which revenues are earned and expenses incurred for which discrete financial information is available that is evaluated regularly by our chief operating decision makers in deciding how to allocate resources and in assessing performance. As of and for the period ended March 31, 2015, the Company’s reportable segments are based on the products and services offered by the Company and management’s intent for such assets, which include the following:

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

Corporate and Other — Consists of our centralized general and administrative and corporate treasury and deposit gathering activities, and interest expense associated with non-property specific debt issuances. Corporate and Other also includes reclassifications and eliminations between the reportable operating segments, if any. This segment also reflects the carrying value of such assets and the related finance and operating obligations.

The information presented in our reportable segments tables that follow may be based in part on internal allocations, which involve management judgment. Substantially all revenues recorded are from external customers. There is no material intersegment activity.

Disposal of Individually Significant Component

As previously reported, we entered into an agreement in 2014 to sell the operating assets that comprise our currently sole commercial real estate leasing operating segment. The transaction is scheduled to close in the second quarter of 2015. Accordingly, the related operating assets have been classified as held for sale in the accompanying condensed consolidated balance sheets as of March 31, 2015 and December 31, 2014. Based on management’s analysis, the sale of this business segment does not require separate discontinued operations financial statement presentation since the disposition of this asset represents neither a strategic shift for the Company, nor will it have a major effect on our operations and financial results. In addition, while the sale of the assets may require partial seller financing, we do not anticipate any significant continuing involvement with the related operations.

As noted in the following tables, the commercial real estate leasing operation segment contributed $0.1 million of pre-tax income for the three months ended March 31, 2015 and $0.6 million in pretax loss for the three months ended March 31, 2014.

Condensed consolidated financial information for our reportable operating segments as of March 31, 2015 and December 31, 2014 and for the periods ended March 31, 2015 and 2014 is summarized as follows (in thousands):

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – SEGMENT INFORMATION- continued

Balance Sheet Items	March 31, 2015	December 31, 2014
Total Assets	(unaudited)
Mortgage and REO - Legacy Portfolio and Other Operations	$80,626	$73,883
Commercial Real Estate Leasing Operations	16,321	16,291
Hospitality and Entertainment Operations	92,425	85,437
Corporate and Other	7,507	6,161
Consolidated	$196,879	$181,772
Notes Payable, Special Assessment Obligations, Capital Leases and Other Long Term Obligations
Mortgage and REO - Legacy Portfolio and Other Operations	$34,417	$6,297
Hospitality and Entertainment Operations	51,180	25,948
Corporate and Other	11,950	47,945
Consolidated	$97,547	$80,190
Operating Liabilities
Mortgage and REO - Legacy Portfolio and Other Operations	$3,700	$2,235
Commercial Real Estate Leasing Operations	318	651
Hospitality and Entertainment Operations	4,678	3,964
Corporate and Other	2,359	3,713
Consolidated	$11,055	$10,563

	Three Months Ended March 31, 2015
Income Statement Items	Mortgage and REO - Legacy Portfolio and Other Operations	Commercial Real Estate Leasing Operations	Hospitality and Entertainment Operations	Corporate and Other	Consolidated
Revenues:
Operating property revenue	$3	$377	$6,804	$—	$7,184
Investment and other income	1,805	45	—	—	1,850
Mortgage loan income, net	498	—	—	—	498
Total Revenue	2,306	422	6,804	—	9,532
Expenses:
Operating Property Direct Expenses (exclusive of interest and depreciation):
Payroll related expenses	—	11	2,358	—	2,369
Cost of sales	—	—	813	—	813
Property taxes	—	83	70	—	153
Management fees	—	8	394	—	402
Other departmental G&A costs	—	—	1,082	—	1,082
Other costs	—	221	604	—	825
Operating Property Direct Expenses (exclusive of interest and depreciation)	—	323	5,321	—	5,644
Expenses for Non-Operating Real Estate Owned:
Property taxes	171	—	—	—	171
Other costs	117	—	—	1	118

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – SEGMENT INFORMATION- continued

	Three Months Ended March 31, 2015
Expenses for Non-Operating Real Estate Owned	288	—	—	1	289
Professional Fees:
Financial reporting - audit, legal and tax	4	—	—	259	263
Other legal	723	—	—	(17)	706
Asset management	86	—	—	1	87
Other costs	—	—	—	190	190
Professional Fees	813	—	—	433	1,246
General and Administrative Expenses:
Payroll related expenses	—	—	—	1,461	1,461
Insurance expense	7	—	—	252	259
Rent	—	—	—	52	52
Other general and administrative costs	36	—	—	386	422
General and Administrative Expenses	43	—	—	2,151	2,194
Other Expenses:
Interest Expense	588	—	988	1,238	2,814
Depreciation and Amortization Expense	—	—	578	52	631
Loss on Disposal of Assets, Net	42	—	—	—	42
Recovery of Credit Losses, Net	(907)	(9)	—	—	(916)
Other Expenses	(277)	(9)	1,566	1,290	2,571
Total Expenses	867	314	6,887	3,875	11,944
Net income (loss)	$1,439	$108	$(83)	$(3,875)	$(2,412)

	Three Months Ended March 31, 2014
	Mortgage and REO - Legacy Portfolio and Other Operations	Commercial Real Estate Leasing Operations	Hospitality and Entertainment Operations	Corporate and Other	Consolidated
Revenues:
Operating property revenue	$8	$386	$5,643	$—	$6,037
Investment and other income	335	—	—	1	336
Mortgage loan income, net	220	—	—	—	220
Total Revenue	563	386	5,643	1	6,593
Expenses:
Operating Property Direct Expenses (excluding interest and depreciation):
Payroll related expenses	—	16	1,960	—	1,976
Cost of sales	—	—	684	—	684
Property taxes	—	84	86	—	170
Management fees	—	9	402	—	411
Other costs	—	238	1,527	—	1,765
Operating Property Expenses (excluding interest and depreciation)	—	347	4,659	—	5,006

Expenses for Non-Operating Real Estate Owned:

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – SEGMENT INFORMATION- continued

	Three Months Ended March 31, 2014
Property taxes	240	—	—	—	240
Other costs	309	—	—	2	311
Expenses for Non-Operating Real Estate Owned	549	—	—	2	551
Professional Fees:
Financial reporting - audit, legal and tax	14	—	—	167	181
Other legal	1,445	—	—	205	1,650
Asset management	18	—	—	375	393
Other costs	24	—	—	388	412
Professional Fees	1,501	—	—	1,135	2,636
General and Administrative Expenses:
Payroll related expenses	—	—	—	914	914
Insurance expense	7	—	—	303	310
Rent	—	—	—	54	54
Other general and administrative costs	2	—	—	236	238
General and Administrative Expense	9	—	—	1,507	1,516
Other Expenses:
Interest Expense	343	305	789	3,430	4,867
Depreciation and Amortization Expense	—	339	614	52	1,005
Gain on Disposal of Assets	(5,417)	—	—	—	(5,417)
Recovery of Credit Losses	(557)	(7)	—	—	(564)
Other Expenses	(5,631)	637	1,403	3,482	(109)
Total Expenses	(3,572)	984	6,062	6,126	9,600
Net income (loss)	$4,135	$(598)	$(419)	$(6,125)	$(3,007)

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 — STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE

Common Stock

Shares of Common Stock, Class B Common Stock, Class C Common Stock, and Class D Common Stock share proportionately in our earnings and losses attributable to common shareholders. There are no shares of the Class D common stock outstanding as of March 31, 2015.

In addition, at March 31, 2015 and December 31, 2014, the Company had reserved the following number of shares of its authorized but unissued common stock for possible future issuance in connection with the following (in thousands):

	March 31, 2015	December 31, 2014
Exercise and future grants of stock options	1,200	1,200
Exercise of stock warrants	2,000	2,000
Conversion of preferred stock	8,200	8,200
Approved but unissued restricted common stock	1,415	1,100
Total	12,815	12,500

As previously reported in Form 10-K for the year ended December 31, 2014, the Company entered into certain executive employment agreements with the Chief Financial Officer and Executive Vice President and General Counsel in January 2015 which provide for the grant of an aggregate of 250,000 shares of restricted Company common stock pursuant to the related restricted stock award agreements. In addition, the Company executed an additional employment agreement during the three months ended March 31, 2015 under which the Company issued 35,000 shares of common stock, and which further provides for the grant of 65,000 shares of restricted Company common stock pursuant to a related restricted stock award agreement. All such shares shall vest upon the earlier of a) ratably over the three year period of the related employment contracts, b) a change in control, or c) termination without cause or death; provided, however, that the holders of such stock shall have the voting and dividend rights of common stockholders as of the award date. The fair value of the restricted stock, estimated at $1.72 per share based on a recent stock valuation, is being recorded as compensation expense ratably over the respective service periods. During the three months ended March 31, 2015, we recognized compensation expense totaling $0.2 million in connection with stock grants.

Preferred Stock

As previously reported, pursuant to certain subscription agreements, the Company issued a total of 8.2 million shares of the Company’s newly-designated Series B-1 and B-2 Cumulative Convertible Preferred Stock (“Series B Preferred Stock”) to certain investor groups (collectively, the “Series B Investors”) in exchange for $26.4 million (the “Preferred Investment”). Except for certain voting rights, the rights and obligations of the Series B-1 Preferred Stock and Series B-2 Preferred Stock are substantially the same.

The certificates of designation under the Series B Preferred Stock contain numerous provisions which are more fully described in Form 10-K for the year ended December 31, 2014, relating to dividend preferences, redemption rights, liquidation preferences and requirements, conversion rights, voting rights, investment committee participation and other restrictive covenants. Other than the following items, there were no material changes to the descriptions contained in Form 10-K.

•
Dividends. Dividends on the Series B Preferred Stock are cumulative and accrue from the issue date and compound quarterly at the rate of 8% of the issue price per year, payable quarterly in arrears. During the three months ended March 31, 2015, we paid Preferred Investment dividends of $0.5 million.

•
Redemption upon Demand. At any time after July 24, 2019, each holder of Series B Preferred Stock may require the Company to redeem, out of legally available funds, the shares of Series B Preferred Stock held by such holder at the a price (the “Redemption Price”) equal to the greater of (i) 150% of the sum of the original price per share of the Series B Preferred Stock plus all accrued and unpaid dividends or (ii) the sum of the tangible book value of the Company per share of voting Common Stock plus all accrued and unpaid dividends, as of the date of redemption. Based on the initial Preferred Investment of $26.4 million, the Redemption Price would presently be $39.6 million, resulting in a

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 — STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE- continued

redemption premium of $13.2 million. In accordance with applicable accounting standards, Series B preferred stock is classified as temporary equity on the balance sheet and we have elected to amortize the redemption premium using the effective interest method as an imputed dividend over the five years holding term of the preferred stock. During the period ended March 31, 2015, we recorded amortization of the redemption premium of $0.6 million as a deemed dividend.

Share-Based Compensation

During the three months ended March 31, 2015, we issued no employee options under our 2010 Stock Incentive Plan, and 26,667 options were forfeited upon termination of certain employees. As of March 31, 2015, there were 740,000 fully vested stock options outstanding, 2,000,000 fully vested stock warrants outstanding, and 1,415,000 restricted stock grants outstanding, none of which were vested. Net stock-based compensation expense relating to these options was $0.2 million and $0.1 million for the three months ended March 31, 2015 and 2014, respectively. We did not receive any cash from option or warrant exercises during the three months ended March 31, 2015 or 2014. As of March 31, 2015, there was $2.0 million of unrecognized compensation cost related to the time-based restricted stock that is expected to be recognized as a charge to earnings over a weighted-average vesting period of 2.8 years.

Net Loss Per Common Share

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

The following table presents a reconciliation of net loss from continuing operations to net loss attributable to common shareholders used in the basic and diluted earnings per share calculations for the three months ended March 31, 2015 and 2014 (amounts in thousands, except for per share data):

	Three Months Ended March 31,
	2015	2014
Earnings allocable to common shares:
Numerator - Loss Attributable to Common Shareholders:
Net loss from continuing operations	$(2,412)	$(3,007)
Preferred dividends	(1,088)	—
Net loss attributable to common shareholders	$(3,500)	$(3,007)
Denominator - Weighted average shares:
Weighted average common shares outstanding for basic and diluted earnings per common share	15,250,673	16,832,221
Basic and diluted earnings per common share:
Net loss per share	$(0.16)	$(0.18)
Preferred dividends per share	(0.07)	—
Net loss attributable to common shareholders per share	$(0.23)	$(0.18)

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 — STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE- continued

The following securities were not included in the computation of diluted net loss per share as their effect would have been anti-dilutive (in thousands):

	As of March 31,
	2015	2014
Options to purchase common stock	740	787
Restricted stock	1,415	—
Warrants to purchase common stock	2,000	—
Convertible preferred stock	8,200	—
Convertible senior notes payable	—	6,384
Total	12,355	7,171

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 — COMMITMENTS AND CONTINGENCIES

Contractual Agreements

ITH Partners, LLC

As more fully discussed in our annual report on Form 10-K for the year ended December 31, 2014, ITH Partners, LLC (“ITH Partners”) was engaged in April 2011 to provide various consulting services, including: providing assistance in strategic and business development matters, performing diligence and analytical work with respect to our asset portfolio, and assisting in prospective asset purchases and sales. Effective July 24, 2014, the Company terminated its contract with ITH Partners and concurrently hired its principal, Lawrence D. Bain, as our Chief Executive Officer.

The base consulting fee under the ITH Partners agreement was $0.8 million per year plus certain other fees, based on certain milestones achieved or other occurrences. ITH Partners was also entitled to a legacy asset performance fee equal to 3% of the positive difference derived by subtracting (i) 110% of our December 31, 2010 valuation mark (the “Base Mark”) of any asset then owned by us from (ii) the gross sales proceeds, if any, from sales of any legacy asset (on a legacy asset by asset basis without any offset for losses realized on any individual asset sales).

During the three months ended March 31, 2014, we incurred consulting fees to ITH Partners of $0.2 million, which is included in professional fees in the accompanying condensed consolidated statements of operations and legacy asset fees totaling $14,000 which is included as an offset in gain on disposal of assets.

In addition, ITH Partners was entitled to certain special payments for assistance in securing debt or equity financing with the fee ranging from 0.75% to 1.0% of the amount raised. During the three months ended March 31, 2014, ITH Partners earned special payments of $0.3 million.

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

During the three months ended March 31, 2015, we incurred JCP base consulting fees of $0.2 million and legacy fees of $0.02 million. During the three months ended March 31, 2014, we paid Juniper Capital $0.1 million, which is included in professional fees in the accompanying condensed consolidated statement of operations, and no legacy fees.

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 — COMMITMENTS AND CONTINGENCIES- continued

SRE Fee Agreement

As more fully described in Form 10-K for the year ended December 31, 2014, on July 24, 2014, we entered into a fee agreement (the “Fee Agreement”) with SRE, pursuant to which SRE is entitled fees ranging from 1% to 1.5% if we make certain investments from opportunities identified by SRE. During the three months ended March 31, 2015, we incurred no fees in connection with the Fee Agreement.

Development Services Agreements

As more fully described in Form 10-K for the year ended December 31, 2014, we previously entered into a development services agreement (which was amended in April 2014) with Titan, a third party developer, to manage the development of Gabella. During the year ended December 31, 2014, we secured construction financing for the project and entered into a joint venture with an affiliate of Titan to commence construction. The aggregate carrying value of our land assets pertaining to Gabella totaled $9.4 million at March 31, 2015.

Under terms of the original development services agreement, Titan was entitled to a predevelopment services fees, a development services fee equal to 3.0% of the total project cost (less an agreed-upon land basis of $3.0 million), and a post-development services fee. The amended development services agreement provides for an additional $0.2 million of predevelopment fees to be paid. The post development services fee will consist of a profit participation upon sale of the Gabella ranging from 7% to 10% of the profit, depending on the amount and timing of the project’s completion and sale. Alternatively, not earlier than 15 months following the achievement of 90% occupancy for the project, Titan may elect to cause us to buy out its interest in the project. If the developer makes such an election, the post development services fee will be based on the fair market value of the project at the time of the election. The agreement is in effect until the fifth anniversary of the substantial completion of the project, as defined. If we elect not to proceed with phase 1, 2 or 3 of the project prior to our acceptance of the development authorization notice, the agreement is cancelable by us with 30 day notice by us, subject to full payment of the predevelopment services fee, for each phase we elect not to develop, a $0.5 million breakage fee, and any budgeted and approved costs incurred. During the three months ended March 31, 2015, we paid Titan $0.1 million of the predevelopment fees due under these arrangements, which were capitalized into the basis of the property. No fees were paid to Titan during the three months ended March 31, 2014.

In connection with the Gabella and related projects, during the year ended December 31, 2013, we entered into a development agreement, development assistance agreement, a business subsidy agreement and other related agreements with the City of Apple Valley and related entities, the majority of which were amended in 2014. Under these agreements, we were required to and did commence construction by November 2014 and we are required to complete construction of the projects by May 2016 and other requirements. We expect to receive up to $3.2 million in tax increment financing over an extended period as well as a business subsidy totaling $1.1 million, of which we have received $0.8 million as of March 31, 2015 (as described in note 7).

Guarantor Recovery

As more fully described in Form 10-K for the year ended December 31, 2014, we previously received a favorable judgment against certain guarantors in connection with their personal guarantees on certain legacy assets. The amount of the judgment was for a specified principal amount plus accrued default interest at 24% annually computed on such principal amounts from January 5, 2010, which totaled $20.8 million as of March 31, 2015, plus recovery of certain collection costs.

Due to the uncertainty of the nature and extent of the available assets of these guarantors to pay the judgment amount, we do not record recoveries for any amounts due under such judgments, except to the extent we have received assets without contingencies. During the three months ended March 31, 2015 and 2014, we recorded recovery income of $0.9 million and $0.6 million, respectively, relating to cash and/or other assets received in connection with such judgments.

We are continuing to investigate and evaluate the assets of the guarantors available to enforce the terms of the judgment and to collect all amounts due under the judgment. However, such amounts are not determinable as of March 31, 2015 and have not been recognized as recovery income in the accompanying condensed consolidated statements of operations. Further recoveries under this and other judgments received in our favor will be recognized when realization of the recovery is deemed probable and when all contingencies relating to recovery have been resolved.

Legal Matters

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 — COMMITMENTS AND CONTINGENCIES- continued

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
eFunds Litigation

During the year ended December 31, 2014, a subsidiary of the Company received a demand for payment in the amount of $2.3 million in connection with a prior office lease between the lessor and that subsidiary. On February 23, 2015, the lessor filed a lawsuit in the Superior Court of Arizona in Maricopa County, Arizona seeking damages against that subsidiary in connection with the prior office lease. Based upon the advice of its counsel in this matter, management believes that the likelihood of loss from this claim is remote. Accordingly, no adjustment relating to this claim has been recorded.

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 — SUBSEQUENT EVENTS

SRE Note Payable Extension
Subsequent to March 31, 2015, the Company entered into an amendment of the SRE Note to extend the maturity date from April 24, 2015 to June 24, 2015. In consideration of this extension, the Company paid an extension fee of $50,000 and all accrued interest through the amendment date. The extension was executed to provide the Company additional time to generate additional liquidity from the anticipated closing of the sale of certain assets under executed contracts for sale.
Construction Loan Equity Funding Requirement
Subsequent to March 31, 2015, the Company funded the remaining equity contribution of $1.6 million in working capital required under the Construction Loan in connection with the Gabella development project. After meeting this equity funding requirement, the Company made its first draw of funds on the Construction Loan.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion should be read in conjunction with our Management’s Discussion and Analysis of Financial Condition and Results of Operations and the audited financial statements and accompanying notes as of and for the year ended December 31, 2014 included in our previously filed Annual Report on Form 10-K (“Form 10-K”), and with the unaudited condensed consolidated financial statements and accompanying notes included in this Quarterly Report on Form 10-Q (“Form 10-Q”).
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
The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance. These beliefs, assumptions and expectations can change, and actual results and events may differ materially, as a result of many possible events or factors, not all of which are known to us or are within our control. These risk factors and uncertainties should be carefully considered by current and potential investors. Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements, and that could negatively affect our business include:

•	that we may continue to record losses;

•	that we may incur increased operating expenses;

•	that a significant portion of our loan portfolio is comprised of non-performing and distressed assets;

•	that we continue to foreclose on our remaining mortgage loan portfolio;

•	the concentration of credit risk to a particular borrower or borrower group;

•	difficulties in analyzing potential investment opportunities as a result of dislocations in the real estate market;

•	our relative inexperience in managing and developing real estate acquired through foreclosure;

•	our inability to sell our current mortgage loan and REO assets and execute our business and liquidity strategy;

•	our inability to resume our mortgage loan lending activities and grow our business;

•	risks of owning real property obtained through foreclosure;

•	the supply of commercial mortgage loans and the resulting impact on our strategy;

•	litigation;

•	our inability to retain and hire consultants and employees necessary to execute our business strategy;

•	the lack of a secondary market for our loans that impairs our ability to diversify our portfolio;

•	lack of access to public and private capital markets;

•	the inability to control the administration of mortgage loans where we hold only a participation interest;

•	the short-term nature of the loans we originate;

•	risks of holding subordinated loans;

•	lender due diligence risks;

•	recent legislative initiatives;

•	government regulation;

•	failure to maintain our exemption from registration under the Investment Company Act;

•	lender loan covenants that restrict our liquidity;

•	our ability to secure joint venture partners on development projects;

•	risks related to additional borrowings;

•	that our liquidity is subject to a cash management agreement;

•	risks relating to bank repurchase agreements;

•	restrictive covenants that are contained in debt agreements;

•	that defaults and foreclosures will continue relating to our assets due to economic and real estate market declines;

•	the risks our borrowers are exposed to that could impair their ability to repay our loans;

•	inability of our commercial borrowers to generate sufficient income from their operating properties to repay our loans;

•	declines in value of our real estate collateral arising from inaccurate estimates of value due to management or appraisal errors or subsequent events;

•	failure of our underwriting standards;

•	that the guarantors of our mortgage loans will have insufficient assets or resources to support their guarantees;

•	a decline in the fair value of our assets;

•	uncertainty relating to assets valued at fair value;

•	reductions in income resulting from our borrowers’ refinancing their loans at lower interest rates;

•	the adverse effects on our business of increasing interest rates;

•	competition;

•	the inability of our borrowers to complete construction or development of the projects securing our loans;

•	cost-overruns and non-completion of renovation of properties underlying rehabilitation loans we make;

•	risks relating to non-Agency residential mortgage-backed securities, or subprime and Alt-A loans that we may acquire;

•	our inability to manage through the slow recovery of the real estate industry;

•	geographic concentration in our loan portfolio;

•	protection of our rights as a secured lender;

•	exposure to liability under lender liability laws;

•	inadequate insurance coverage on the REO properties we acquire;

•	hazardous substances on the REO properties we acquire;

•	our inability to utilize our tax net operating losses;

•	continued decline in economic conditions;

•	reliance on key personnel;

•	conflicts of interest relating to existing contractual agreements;

•	additional expense for compensation of broker-dealers to eliminate contingent claims;

•	complex accounting rules;

•	our failure to maintain adequate internal controls;

•	our ability to change our business, leverage and financing strategies without stockholder consent;

•	use of liquidity to pay required preferred dividends;

•	covenants relating to the issuance of preferred stock that restrict our ability to take certain actions;

•	restrictions on the payment of dividends to common stockholders;

•	dilution resulting from future issuances of debt and equity securities;

•	provisions in our certificate of incorporation, bylaws and Delaware law that could impede or delay an acquisition of the Company; and

•	other factors listed in Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Overview of the Business

We are a real estate investor and finance company based in the southwest United States with over a decade of experience in various and diverse facets of the real estate lending and investment process, including origination, acquisition, underwriting, documentation, servicing, enforcement, development, marketing, and disposition.

The Company’s focus is to invest in, originate, manage and dispose of commercial real estate mortgage and related investments, and to perform all functions reasonably related thereto, including developing, managing and either holding for investment or disposing of real property acquired through foreclosure, investment or other means. The Company also seeks to capitalize on opportunities to invest in selected real estate-related platforms or projects under the direction of, or in partnership with, seasoned professionals in those areas. The Company also considers opportunities to act as a sponsor and/or co-investor in real estate mortgages and other real estate-based investment vehicles. Through the purchase and sale of such investments, we seek robust, risk-adjusted returns. Our strategy is designed to re-establish the Company’s access to significant investment capital. By increasing the level and quality of the assets in our portfolio specifically and under management in general, we believe that the Company can grow and ultimately provide its shareholders with favorable risk-adjusted returns on investments and enhanced opportunity for liquidity.

Through our traditional credit analysis coupled with real estate valuation techniques used by developers, we have invested in real estate assets with a carrying value of $160.7 million as of March 31, 2015, comprised of commercial real estate mortgage loans with a carrying value of $10.4 million and owned property with a carrying value of $150.3 million, the majority of which was acquired through foreclosure of related legacy mortgage loans. Our owned property consists of operating properties, REO held for development and REO held for sale.

Our mortgage loans and REO held for sale are being marketed for disposition within the next twelve months. During the three months ended March 31, 2015, we sold or otherwise disposed of two mortgage loans and two REO assets for $14.2 million, net of selling costs, which, in total, approximated the aggregate carrying values for those assets.

As of March 31, 2015, our operating properties, all of which were acquired through foreclosure, consisted of the following:

•	A golf course operation acquired in March 2012 which offers golf, spa and food and beverage operations.

•
Two operating hotels located in Sedona, Arizona acquired in mid-2013. One of the hotels is an 89-room resort hotel with an on-site restaurant and spa known as L’Auberge de Sedona (“L’Auberge”). L’Auberge has been the recipient of multiple hospitality industry awards and accolades over the years, including selection to The Gold List 2014: The Top 50 Hotels in the U.S. by Conde Nast Traveler, the 2014 Four Diamond Hotel & Resorts and 2014 Four Diamond Restaurant by the American Automobile Association. Our other hotel property is Orchards Inn, a 42-room limited-

service hotel with a restaurant located adjacent to the hotel. During the three months ended March 31, 2015, the Company secured financing to undertake a $6.3 million renovation at the hotel properties.

•
A commercial office building acquired in 2009 from which we collect rents and related income from tenants. We are in continuing negotiations to sell the office building and expect to sell the property in the second quarter of 2015.

Our REO held for development consists of a joint venture with Titan, a Denver-based real estate firm, for the purpose of holding and developing a planned 196-unit multifamily development located in the Minneapolis suburb of Apple Valley to be known as Gabella at Parkside (“Gabella” or “Project”). Development of this project in underway and is expected to be substantially completed by late 2015.

Management continues to aggressively pursue enforcement action against current and former borrowers through foreclosure and recovery of other guarantor assets.

We regularly evaluate our portfolio assets in order to determine whether assets should be sold or held for future development or operation. In addition, management continues to explore the advisability of sponsoring investment vehicles or other ventures with institutional investors in vertical market segments in which there is strong investor interest and proven expertise within the Company. Assuming adequate liquidity and positive market indicators, the Company expects to resume its commercial mortgage and real estate investment activities during 2015 in order to increase both earning assets and assets under management and the income and value derived therefrom.

As previously disclosed in our Annual Report on From 10-K for the period ended December 31, 2014, in January 2015, the Company, through various of its subsidiaries, entered into a series of loan agreements, promissory notes and related agreements with a lender for loans in the aggregate principal amount of $78.8 million for the purposes of refinancing the Company’s remaining $36.0 million senior secured loan and a $24.8 million bank loan, thereby reducing future interest costs, as well as to provide working capital for certain development activities and operational costs.

The Company had set aside $4.0 million of the loan proceeds to fund the balance of its $11.5 million equity commitment for the construction of the Gabella project, of which $1.6 million remained unfunded at March 31, 2015. In addition, the Company expects to utilize $2.0 million of the loan proceeds to complete a $6.3 million capital improvement program at the Company’s hotel properties and restaurant, which is expected to begin in the second quarter of 2015. The balance of the loan proceeds are expected to be used for certain fees, reserves, and working capital.

Operational Highlights

•	Total assets were $196.9 million as of March 31, 2015 compared to $181.8 million as of December 31, 2014.

•	Top line revenue increased by $2.9 million to $9.5 million for the three months ended March 31, 2015 from $6.6 million for the three months ended March 31, 2014.

•	We recorded $0.9 million in recoveries of credit losses during the three months ended March 31, 2015 compared to $0.6 million for the three months ended March 31, 2014.

•	We recorded losses of $0.04 million from the disposal of assets during the three months ended March 31, 2015 compared to gains on disposal of $5.4 million for the three months ended March 31, 2014.

•	We recorded cash dividends of $0.5 million and deemed dividends of $0.6 million to holders of the Company’s series B Preferred Stock for the three months ended March 31, 2015.

•	Net loss for the three months ended March 31, 2015 was $2.4 million compared to a net loss of $3.0 million for the three months ended March 31, 2014.

•	Basic and diluted loss per common share for the three months ended March 31, 2015 was $0.23 compared to $0.18 for the three months ended March 31, 2014.

Selected Financial Data.

The following table presents select financial and operating data for the periods indicated. The summary financial data was derived from our audited and unaudited financial statements and other financial records for the periods indicated. All dollar amounts are expressed in thousands, except share and per unit data.

	(Unaudited) As of March 31,		As of December 31,
	2015	2014	2014
Summary balance sheet items
Cash and cash equivalents	$14,154	$1,432	$1,915
Restricted cash and cash equivalents	12,337	15,318	2,573
Mortgage loan principal and accrued interest	24,897	33,472	40,101
Valuation allowance	(14,485)	(18,208)	(15,562)
Mortgage loans held for sale, net	10,412	15,264	24,539
Real estate held for sale	54,119	68,969	53,686
Real estate held for development	13,033	11,907	8,205
Operating properties acquired through foreclosure	83,169	102,833	83,481
Total assets	196,879	224,760	181,772
Notes payable, special assessment obligations, capital leases and other long-term obligations	97,547	108,201	80,190
Total liabilities	108,602	121,751	90,753
Total stockholders’ equity	60,388	97,723	63,690
Equity per common share	$3.95	$6.91	$4.18

	(Unaudited) Three Months Ended March 31,
	2015	2014
Summary income statement items
Operating property revenue	$7,184	$6,037
Investment and other income	1,850	336
Mortgage loan income	498	220
Total revenue	9,532	6,593
Operating expenses (excluding interest expense)	10,004	10,714
Interest expense	2,814	4,867
Gain on disposal of legacy assets	42	(5,417)
Recovery of credit losses	(916)	(564)
Total costs and expenses	11,944	9,600
Net loss	(2,412)	(3,007)
Earnings/Distributions per share data
Basic and diluted loss per share	$(0.23)	$(0.18)
Dividends declared per common share	$—	$—
Cash dividends on redeemable convertible preferred stock	$(0.06)	$—
Deemed dividend on redeemable convertible preferred stock	$(0.07)	$—
Loan related items
Note balances originated	$—	$8,400
Number of notes originated	—	2
Average note balance originated	$—	$4,100
Number of loans outstanding	5	7
Average loan carrying value	$2,082	$2,181
% of portfolio principal – fixed interest rate	100.0%	42.9%
% of portfolio principal – variable interest rate	—%	57.1%
Weighted average interest rate – all loans	10.00%	12.09%
Carrying value % by state:
Arizona	9.3%	8.1%
California	69.6%	50.2%
Utah	21.1%	41.7%
Total	100.0%	100.0%
Credit Quality
Interest payments over 30 days delinquent	333	400
Principal balance of loans past scheduled maturity, gross	16,348	25,035
Principal balance of loans past scheduled maturity, net	2,196	6,826
Carrying value of loans in non accrual status	2,196	6,826
Valuation allowance	(14,485)	(18,208)
Valuation allowance as % of outstanding loan principal and interest	58.2%	54.4%
Net charge-offs	$—	$—

Results of Operations for the Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014

Revenues (dollars in thousands)
	Three Months Ended March 31,
Revenues:	2015	2014	$ Change	% Change
Operating Property Revenue	$7,184	$6,037	$1,147	19.0%
Investment and Other Income	1,850	336	1,514	450.6%
Mortgage Loan Income, Net	498	220	278	126.4%
Total Revenue	$9,532	$6,593	$2,939	44.6%

Operating Property Revenue. During the three months ended March 31, 2015, operating property revenue was $7.2 million compared to $6.0 million for the three months ended March 31, 2014, an increase of $1.2 million, or 19.0%. The increase in operating property revenue is primarily attributed to improved year-over-year operations at the two operating hotels. The hotels recognized occupancy of 79.3% and an average daily rate (ADR) of $268 during the three months ended March 31, 2015, as compared to 72.6% occupancy and $231 ADR for the same period in 2014.

Investment and Other Income. The investment and other income for the three months ended March 31, 2015 and 2014 is attributable primarily to fees earned in connection with a limited guarantee provided by the Company relating to a previous preferred equity investment that we made and disposed of in 2013. For the three months ended March 31, 2015, investment and other income was $1.9 million, compared to $0.3 million for the three months ended March 31, 2014, an increase of $1.5 million. The increase is primarily attributable to a $1.25 million settlement payment received when the borrower secured a replacement guarantor on the senior loan. In connection with the borrower identification of a replacement guarantor, we entered into a court-approved settlement with the borrower and the Company was released from any potential future liability under the guarantee.

Mortgage Loan Income. For the three months ended March 31, 2015, income from mortgage loans was $0.5 million, an increase of $0.3 million, or 126.4%, from $0.2 million for the three months ended March 31, 2014. The year-over-year increase in mortgage loan income is attributable to the interest income and discount accretion on a note that was sold on March 31, 2015.

There were no mortgage loan originations during the three months ended March 31, 2015. During the three months ended March 31, 2014, originations were limited to two loans totaling $8.4 million resulting from partial financings in connection with the sale of REO assets.

Costs and Expenses (dollars in thousands)

	Three months ended March 31,
Expenses:	2015	2014	$ Change	% Change
Operating Property Direct Expenses (exclusive of Interest and Depreciation)	$5,644	$5,006	$638	12.7%
Expenses for Non-Operating Real Estate Owned	289	551	(262)	(47.5)%
Professional Fees	1,246	2,636	(1,390)	(52.7)%
General and Administrative Expenses	2,194	1,516	678	44.7%
Interest Expense	2,814	4,867	(2,053)	(42.2)%
Depreciation and Amortization Expense	631	1,005	(374)	(37.2)%
Loss (Gain) on Disposal of Assets, Net	42	(5,417)	5,459	(100.8)%
Recovery of Credit Losses, Net	(916)	(564)	(352)	62.4%
Total Costs and Expenses	$11,944	$9,600	$2,344	24.4%

Operating Property Direct Expenses (exclusive of Interest and Depreciation). For the three months ended March 31, 2015, operating property direct expenses were $5.6 million, an increase of $0.6 million, or 12.7%, from $5.0 million for the three months ended March 31, 2014. The increase in operating property direct expenses correspond to the increased revenues at the Company’s hotel operations.

Expenses for Non-Operating Real Estate Owned. Such expenses include property taxes, home owner association (HOA) dues, utilities, and repairs and maintenance, as well as other carrying costs pertaining to non-operating properties. For the three months ended March 31, 2015, expenses for non-operating real estate owned assets were $0.3 million, a decrease of $0.3 million, or 47.5% from $0.6 million for the three months ended March 31, 2014. The increase is attributable to lower HOA dues, property taxes, insurance and licensing costs resulting from asset disposals between periods.

Professional Fees. For the three months ended March 31, 2015, professional fees expense totaled $1.2 million, a decrease of $1.4 million, or 52.7%, from $2.6 million for the three months ended March 31, 2014. The decrease in professional fees is primarily attributed to decreases in asset management costs and enforcement costs against guarantors, coupled with reduced external legal costs resulting from the hiring of new in-house general counsel in the first quarter of 2015, as well as reduced asset management consulting fees due to the hiring of a former consultant as the Company’s CEO in mid-2014.

General and Administrative Expenses. For the three months ended March 31, 2015, general and administrative expenses were $2.2 million, an increase of $0.7 million, or 44.7%, from $1.5 million for the three months ended March 31, 2014. The increase in general and administrative costs is primarily attributed to higher compensation expense incurred during the three months ended March 31, 2015 due to the hiring of several new executives during the period (one of which whose compensation was previously recorded in professional fees), as well as related charges for amortized stock-based compensation relating to the grant of restricted stock to certain former and current executives.

Interest Expense. For the three months ended March 31, 2015, interest expense was $2.8 million as compared to $4.9 million, a decrease of $2.1 million, or 42.2%, over the comparable period in 2014. The decrease is attributed primarily to the lower overall interest rates on our new senior loans, offset by interest on the Exchange Offering notes and the SRE Note.

Depreciation and Amortization Expense. For the three months ended March 31, 2015, depreciation and amortization expense was $0.6 million, a decrease of $0.4 million, or 37.2%, from $1.0 million for the three months ended March 31, 2014. The decrease is primarily attributed to the reclassification of one of our operating properties to held for sale in the third quarter of 2014 and the resulting cessation of depreciation expense on that property.

Loss (Gain) on Disposal of Assets. For the three months ended March 31, 2015, loss on the disposal of assets totaled $0.04 million, versus a gain of $5.4 million for the three months ended March 31, 2014, representing a decrease of $5.5 million. During the three months ended March 31, 2015, we sold or otherwise disposed of two loans and two REO assets (or portions thereof) for $14.2 million (net of selling costs) for a net loss of approximately $42,000. During the three months ended March 31, 2014, we sold four REO assets (or portions thereof) for $23.7 million (net of selling costs) resulting in a net gain of $5.4 million.

Provision for (Recovery of) Credit Losses. For the three months ended March 31, 2015 and 2014, we recorded recoveries of prior credit losses totaling $0.9 million and $0.6 million, respectively, a decrease of 0.3 million, or 62.4%, all of which related to cash and other asset collections from certain guarantors for which an allowance for credit loss had been previously recorded.

Operating Segments

Our operating segments reflect the distinct business activities from which revenues are earned and expenses incurred that is evaluated regularly by our executive management team in assessing performance and in deciding how to allocate resources. As of and for the three months ended March 31, 2015 and 2014, the Company’s reportable segments consisted of the following:

Hospitality and Entertainment Operations — Consists of; a) two operating hotels in Sedona, Arizona with related spa, and food & beverage operations, and b) a golf course operation located in Bullhead City, Arizona with related spa, and food & beverage operations

Mortgage and REO – Legacy Portfolio and Other Operations — Consists of activities relating to the collection, workout and sale of new and legacy loans and REO assets, including financing of such asset sales.

Commercial Real Estate Leasing Operations — Consists of a commercial medical office building located in Stafford, TX.

Corporate and Other — Consists of our centralized general and administrative, corporate treasury and deposit gathering activities, and interest expense associated with debt issuances.

A summary of the financial results for each of our operating segments during the three months ended March 31, 2015 and 2014 follows:

Hospitality and Entertainment Operations

	For the Three Months Ended March 31,
	2015	% of Consolidated Total	2014	% of Consolidated Total
Total Revenue	$6,804	71.4%	$5,643	85.6%
Expenses:
Operating Property Expenses (excluding interest and depreciation)	5,321	94.3%	4,659	93.1%
Total operating expenses	5,321		4,659
Net Operating Income	1,483		984
Net Operating Income % of revenue	21.8%		17.4%
Other Expenses:
Interest Expense	988	35.1%	789	16.2%
Depreciation & Amortization Expense	578	91.7%	614	61.1%
Other Expenses	1,566		1,403
Total Expenses	6,887	57.7%	6,062	63.1%
Net Loss	$(83)	3.4%	$(419)	13.9%

During the three months ended March 31, 2015 and 2014, the hospitality and entertainment operations segment revenues were $6.8 million and $5.6 million, respectively. The $1.2 million growth in revenue was due primarily to improved occupancy and ADR at the Company’s hotel operations. The hotels recognized occupancy of 79.3% and an average daily rate (ADR) of $268 during the three months ended March 31, 2015, as compared to 72.6% occupancy and $231 ADR for the same period in 2014. The golf course operation results remained relatively consistent from period to period, with a 1% increase in total rounds played (12,263 and 12,194 for the three months ended March 31, 2015 and 2014, respectively), with an increase in golf and related revenue per round ($77.24 and $76.47 for the three months ended March 31, 2015 and 2014, respectively). The decrease in hospitality and entertainment operations revenues as a percentage of total consolidated revenues is attributable to the increase in Mortgage and REO - Legacy Portfolio and Other Operations segment revenues due to a non-recurring revenue event recognized during the first quarter of 2015, as described below. Until the Company is able to generate liquidity to fully implement its investment strategy, hospitality and entertainment operations segment revenue is expected to be the primary source of top-line revenue.

During the three months ended March 31, 2015 and 2014, the hospitality and entertainment operations segment constituted the majority of total operating property direct expenses. Net operating income for the segment as a percentage of related revenue totaled 21.8% and 17.4% for the three months ended March 31, 2015 and 2014, respectively. The improvement in net operating income percentage is attributed to cost saving measures implemented at the properties and increased revenues in excess of fixed expenses.

After interest expense, and depreciation and amortization, the hospitality and entertainment operations segment contributed $0.1 million and $0.4 million of the total consolidated net loss for the three months ended March 31, 2015 and 2014, respectively.

Mortgage and REO – Legacy Portfolio and Other Operations

	For the Three Months Ended March 31,
	2015	% of Consolidated Total	2014	% of Consolidated Total
Total Revenue	$2,306	24.2%	$563	8.5%
Expenses:
Expenses for Non-Operating Real Estate Owned	288	99.6%	549	99.6%
Professional Fees	813	65.2%	1,501	56.9%
General and Administrative Expense	43	2.0%	9	0.6%
Interest Expense	588	20.9%	343	7.0%
(Gain) Loss on Disposal of Assets	42	100.0%	(5,417)	100.0%
Recovery of Credit Losses, Net	(907)	99.0%	(557)	98.8%
Total Expenses	867	7.3%	(3,572)	(37.2)%
Net Income	$1,439	(59.7)%	$4,135	(137.5)%

During the three months ended March 31, 2015 and 2014, the Mortgage and REO - Legacy Portfolio and Other Operations segment contributed 24.2% and 8.5% of total consolidated revenues, respectively. The large year-over-year increase is due to fees earned in connection with a limited guarantee provided by the Company relating to a previous preferred equity investment that we made and disposed of in 2013. The 2015 amount was comprised of a contractual quarterly fee from the borrower of $0.5 million and a $1.25 million settlement payment received when the borrower secured a replacement guarantor on the senior loan, we entered into a court-approved settlement with the borrower, and the Company was released from any potential future liability under the guarantee. The 2014 amount was comprised of a contractual quarterly fee of $0.3 million. The Company intends to generate liquidity through asset sales, financing and other means to implement its investment strategy and increase income from performing investments.

During the three months ended March 31, 2015 and 2014, the Mortgage and REO - Legacy Portfolio and Other Operations segment increased (reduced) total consolidated expenses by $0.9 million and $(3.6) million, respectively. The increase in total expenses was the result of fewer gains from the sale of assets and recoveries of prior credit losses through asset collections from guarantors and an increase in borrowing costs, partially offset by a decrease in professional fees and non-operating expenses.

As a result of these savings, the Mortgage and REO - Legacy Portfolio and Other Operations segment provided net income of $1.4 million and $4.1 million, respectively, for the three months ended March 31, 2015 and 2014, respectively, thereby reducing our consolidated net loss.

See “Note 3 – Mortgage Investments, Loan Participations and Loan Sales” in the accompanying consolidated financial statements and Part II, Item 6. - “Loan Originations, Loan Types, Borrowers and Real Estate Owned and Operating Properties” for additional information regarding our loan portfolio.

Commercial Real Estate Leasing Operations

	For the Three Months Ended March 31,
	2015	% of Consolidated Total	2014	% of Consolidated Total
Total Revenue	$422	4.4%	$386	5.9%
Expenses:
Operating Property Expenses (excluding interest and depreciation)	323	5.7%	347	6.9%
Total operating expenses	323		347
Net Operating Income	99		39
Net Operating Income % of revenue	23.5%		10.1%
Other Expenses:
Interest Expense	—		305	6.3%
Depreciation & Amortization Expense	—		339	33.7%
Recovery of Credit Losses, Net	(9)	1.0%	(7)	1.2%
Other Expenses	(9)		637
Total Expenses	314	2.6%	984	10.3%
Net Income (Loss)	$108	(4.5)%	$(598)	19.9%

During the three months ended March 31, 2015 and 2014, the Commercial Real Estate Leasing Operations segment contributed 4.4% and 5.9% of total consolidated revenues, respectively. The declining contribution to revenue is due to the increase in revenues from the Hospitality and Entertainment Operations and the Mortgage and REO - Legacy Portfolio and Other Operations segments. The commercial office building has maintained a 31% occupancy despite management’s efforts to attract additional tenants. In the fourth quarter of 2014, the Company commenced negotiations to sell the property, which is expected to close in the second quarter of 2015.

Similarly, during the three months ended March 31, 2015 and 2014, the Commercial Real Estate Leasing Operations segment constituted relatively small percentages of total operating property direct expenses. Net operating income (loss) for the segment as a percentage of related revenue totaled 23.5% and 10.1% for the three months ended March 31, 2015 and 2014, respectively. The Company implemented certain cost saving and revenue enhancing activities contributing to the improvement in the net operating income percentage.

After interest expense, depreciation and amortization, and recoveries of credit losses, the Commercial Real Estate Leasing Operations segment contributed income of $0.1 million and a loss of $0.6 million to the total consolidated net losses for the three months ended March 31, 2015 and 2014, respectively. The improvement to the bottom line was attributed to 1) reduced interest expense as there is no property specific indebtedness in this segment, and 2) cessation of recorded depreciation since the asset is classified as held for sale.

Corporate and Other

	For the Three Months Ended March 31,
	2015	% of Consolidated Total	2014	% of Consolidated Total
Total Revenue	$—	—%	$1	—%
Expenses:
Expenses for Non-Operating Real Estate Owned	1	0.3%	2	0.4%
Professional Fees	433	34.7%	1,135	43.1%
General and Administrative Expense	2,151	98.1%	1,507	99.4%
Interest Expense	1,238	44.0%	3,430	70.5%
Depreciation & Amortization Expense	52	8.2%	52	5.2%
Provision for Income Taxes	—	—%	—	—%
Total Expenses	3,875	32.5%	6,126	63.8%
Net Loss	$(3,875)	160.7%	$(6,125)	203.7%

Other than occasional, non-recurring miscellaneous revenue, the Corporate and Other segment generally does not generally generate any revenues for the Company.

During the three months ended March 31, 2015 and 2014, the Corporate and Other segment contributed $3.9 million and $6.1 million, respectively, or 32.5% and 63.8% of total consolidated expenses. The decrease in total expenses for this segment is the primarily attributable to legal professional fees savings and a decrease in interest expense due to the refinancing of our senior debt in January 2015, partially offset by higher general and administrative expenses due primarily to additional executive compensation, stock-based compensation from restricted stock issues, and board of directors compensation which commenced in mid-2014.

As a result of the corporate expenses recorded and lack of revenues in this segment, for the three months ended March 31, 2015 and 2014, the Corporate and Other segment contributed losses of $3.9 million and $6.1 million to the Company’s total consolidated net loss, respectively.

Loan Activities, and Loan and Borrower Attributes

Lending Activities

As of March 31, 2015, our loan portfolio consisted of five first mortgage loans with an aggregate carrying value of $10.4 million. In comparison, as of December 31, 2014, our loan portfolio consisted of nine first mortgage loans with an aggregate carrying value of $24.5 million. Given the non-performing status of the majority of our loan portfolio and the suspension of significant lending activities, there was limited loan activity during the period ended March 31, 2015. During three months ended March 31, 2015, we originated no new loans, foreclosed on two loans in default with a carrying value of $0.9 million, and sold two loans with a carrying value of $13.7 million. During the three months ended March 31, 2014, we originated two loans in the principal amount of $8.4 million in connection with the partial financing of the sale of certain REO assets. As of March 31, 2015 and December 31, 2014, the valuation allowance represented 58.2% and 38.8%, respectively, of the total outstanding loan principal and interest balances.

Changes in our Loan Portfolio Profile

Because our loan portfolio consisted of only five loans at March 31, 2015 and nine loans at December 31, 2014, we expect little change in the portfolio profile in future periods until we resume lending activities on a meaningful level. Since October 2008, we have elected to suspend the origination and funding of any new loans. Accordingly, our ability to change the composition of our loan portfolio is limited. In addition, in connection with seeking to preserve our collateral, certain existing loans have been modified, sometimes by extending maturity dates, and, in the absence of available credit financing to repay our loans, we may modify additional loans in the future or foreclose on those loans.

Geographic Diversification

At March 31, 2015, our mortgage loans consist of loans where the primary collateral is located in Arizona, California and Utah. The concentration of our loan portfolio in Arizona and California totaled 78.9% and 91.1% at March 31, 2015 and December 31, 2014, respectively. Since we have suspended funding new loans, our ability to diversify the geographic aspect of our loan portfolio remains significantly limited. The change year over year in the geographic diversification of our loans is primarily attributed to loan sales or the foreclosure and transfer of loans to REO assets.

See “Note 3 – Mortgage Investments, Loan Participations and Loan Sales” in the accompanying condensed consolidated financial statements and Item 2. - “Selected Financial Data” for additional information regarding the geographic diversification of our loan portfolio.

Interest Rate Information

Our loan portfolio includes loans that carry variable and fixed interest rates. All variable interest rate loans are indexed to the Prime Rate with interest rate floors. At March 31, 2015 and December 31, 2014, the Prime Rate was 3.25% per annum.

The majority of our loans are in non-accrual status. At March 31, 2015, two of our five loans were performing and had principal balances totaling $8.2 million and a weighted average contractual interest rate of 6.0%. At December 31, 2014, three of our nine loans were performing and had principal balances totaling $21.5 million and a weighted average interest rate of 8.2%. For additional discussion regarding the impact of pro forma increases or decreases in the Prime Rate, see “Quantitative and Qualitative Disclosures about Market Risk” located elsewhere in this Form 10-Q.

See “Note 3 – Mortgage Investments, Loan Participations and Loan Sales” in the accompanying condensed consolidated financial statements and Item 2 - “Selected Financial Data” for additional information regarding interest rates for our loan portfolio.

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

As of March 31, 2015, the original projected end-use of the collateral under our loans was comprised of 67.0% residential, 29.1% mixed-use and the balance for commercial. As of December 31, 2014, the original projected end-use of the collateral under our loans was comprised of 46.4% residential and 51.2% mixed-use and the balance for commercial.

See “Note 3 – Mortgage Investments, Loan Participations and Loan Sales” in the accompanying condensed consolidated financial statements and, Item 2. - “Selected Financial Data” for additional information regarding the classification of our loan portfolio.

Changes in the Portfolio Profile — Scheduled Maturities

As of March 31, 2015, the outstanding principal and interest balance of mortgage loans, net of the valuation allowance, have scheduled principal paydowns or maturities within the next several years as follows:

Quarter	Principal and Interest Outstanding	Percent
Matured	$16,681	67.0%
Q3 2015	7,249	29.1%
Q1 2017	600	2.4%
Q1 2020	367	1.5%
Total	24,897	100.0%
Less: Valuation Allowance	(14,485)
Net Carrying Value	$10,412

Of the total of matured loans as of March 31, 2015, 75% of loan principal and interest matured during the year ended December 31, 2008 and 25% matured during the nine months ended September 30, 2014.

See “Note 3 – Mortgage Investments, Loan Participations and Loan Sales” in the accompanying condensed consolidated financial statements and, Item 2. - “Selected Financial Data” for additional information regarding loan modifications.

Operating Properties and Real Estate Held for Development or Sale

At March 31, 2015, we held total REO assets of $150.3 million, of which $13.0 million were held for development, $54.1 million were held for sale, and $83.2 million were held as operating properties. At December 31, 2014, we held total REO assets of $145.4 million, of which $8.2 million were held for development, $53.7 million were held for sale, and $83.5 million were held as operating properties. These properties are located in California, Texas, Arizona, Minnesota, New Mexico and Utah.

We acquired two REO assets through foreclosure during the three months ended March 31, 2015 with a carrying value of $0.7 million. During the three months ended March 31, 2015, we sold two REO assets (or portions thereof) for $0.5 million (net of selling costs), resulting in a net gain of $0.08 million. During the three months ended March 31, 2014, we sold four REO assets (or portions thereof) for $23.7 million (net of selling costs), of which we financed $8.4 million, for a net gain of $5.4 million.

As previously reported, during the year ended December 31, 2014, the Company, through a wholly owned subsidiary, formed a joint venture with Titan for the purpose of holding and developing certain real property for a planned multi-family residential housing and retail development located in the Minneapolis suburb of Apple Valley to be known as Parkside Village (the “Apple Valley Project”). The first phase of the Apple Valley Project project will consist of a 196-unit multi-family residential housing development known as Gabella, which is currently under construction and is expected to be substantially completed in late 2015.

Costs related to the development or improvements of the real estate assets are generally capitalized and costs relating to holding the assets are generally charged to expense. Cash outlays for capitalized development costs totaled $5.3 million during the three months ended March 31, 2015. In addition, costs and expenses related to operating, holding and maintaining such properties (including property taxes), which are expensed and included in property taxes and other operating expenses for REO assets in the accompanying consolidated statement of operations, totaled approximately $5.9 million and $5.6 million for the three months ended March 31, 2015 and 2014, respectively.

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

Important Relationships Between Capital Resources and Results of Operations

Summary of Existing Loans in Default

At March 31, 2015, three of our five loans, with a combined carrying value of $2.2 million, were in default. Of the six loans that were in default at December 31, 2014, three remained in default status as of March 31, 2015, two were removed upon foreclosure and transferred to REO, and one loan was sold. We are exercising enforcement action which could lead to foreclosure or other disposition upon the remaining loans in default. However, the completion and/or timing of foreclosure on the remaining loans is dependent on several factors, including applicable states statutes, potential bankruptcy filings by the borrowers, our ability to negotiate a deed-in-lieu of foreclosure and other factors.

See “Note 3 – Mortgage Investments, Loan Participations and Loan Sales” in the accompanying condensed consolidated financial statements and, Item 2. - “Selected Financial Data” for additional information regarding loans in default.

Valuation Allowance and Fair Value Measurement of Loans and Real Estate Held for Sale

A discussion of our valuation allowance, fair value measurement and summaries of the procedures performed in connection with our fair value analysis as of March 31, 2015, is presented in note 6 of the accompanying condensed consolidated financial statements.

Based on our analysis of macro market and economic conditions, market confidence appears to have stabilized in recent months in numerous markets in which our assets are located as evidenced by stabilized sales activity and pricing. Based on the results of our evaluation and analysis, during the three months ended March 31, 2015 and 2014, we did not record a non-cash provision for credit losses on our loan portfolio. However, we recorded other net recoveries of credit losses of $0.9 million and $0.6 million during the three months ended March 31, 2015 and 2014, respectively, relating to the collection of cash and other assets from guarantors on certain legacy loans. We recorded no impairment of real estate owned during the three months ended March 31, 2015 or 2014.

As of March 31, 2015 and December 31, 2014, the valuation allowance totaled $14.5 million and $15.6 million, respectively, representing 58.2% and 38.8%, respectively, of the total outstanding loan principal and accrued interest balances.

Leverage to Enhance Yields

We have not historically employed a significant amount of leverage to enhance our investment yield. We may, however, employ such leverage in the future if deemed appropriate.

Current and Anticipated Borrowings and Activity

During the three months ended March 31, 2015, the Company, through various of its subsidiaries, entered into a series of loan agreements, promissory notes and related agreements with Calmwater Capital 3, LLC (“Calmwater”) for loans in the aggregate principal amount of $78.8 million for the purposes of refinancing the Company’s $36.0 million senior secured loan with NWRA Ventures I, LLC (“NW Capital”) and its $24.8 million note payable from a bank, as well as to provide working capital for certain development activities and operational costs.

The Company set aside $4.0 million of the loan proceeds to fund the balance of its $11.5 million equity commitment for the construction of Gabella, as described below. In addition, the Company will utilize $2.0 million of the loan proceeds to complete a $6.3 million capital improvement program at the Company’s hotel properties and restaurant located in Sedona, Arizona, which is expected to begin in May 2015. The balance of the loan proceeds is expected to be used for certain fees, reserves, and working capital.

The general terms of the respective loans are as follows:

•
The first loan is a $50.0 million non-recourse loan secured by first liens on the Company’s two operating hotel properties and restaurant located in Sedona, Arizona (“the Sedona Loan”). The Sedona Loan requires interest only payments beginning on March 1, 2015 and bears annual interest at a base equal to the sum of: (i) the greater of (A) 0.50% per annum or (B) LIBOR (as defined) plus (ii) 6.75% per annum. In connection with the Sedona Loan, the Company entered into an interest rate cap agreement for the initial two-year term of the loan with a LIBOR-based strike rate, which the Company elected to expense upon execution. The Sedona Loan has a maturity date of February

1, 2018 with an option by the Company to extend the maturity date for two consecutive 12-month periods, provided that there are no outstanding events of default, the Company obtains an extended interest rate cap agreement and the Company complies with the other applicable terms set forth in the loan agreement including the payment of an extension fee of $0.5 million. The Sedona Loan is subject to a non-recourse carve-out guaranty by the Company which also includes a guarantee of completion of certain capital improvements at the Company’s hotel properties.

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

Asset Loan 1 contains a schedule of release prices for each of the Company assets securing the loan which must be paid to Calmwater as a condition to releasing each such asset as collateral for the loan. Asset Loan 1 also provides that during the period through and including November 1, 2015, if the Company causes the sale of any asset which secures Asset Loan 1, a portion of the proceeds of such sale equal to the applicable release price shall be deposited into a Company custodial account; provided, however, that in the event Calmwater thereafter approves replacement collateral proposed by the Company, such proceeds may be re-borrowed by the Company in exchange for a pledge of such replacement collateral to Calmwater. If Calmwater does not approve such replacement collateral or if the Company elects not to propose replacement collateral, the amount in such custodial account may be used only as a payment toward the outstanding amounts due on Asset Loan 1.

•
The third loan is a $4.4 million non-recourse loan (“Asset Loan 2”) secured by a) first liens on certain operating and non-operating real estate assets owned by affiliates of the Company and b) pledges by certain Company affiliates of their interests in certain mortgage loan documents evidencing payment obligations owed to such affiliates. Asset Loan 2 requires interest only payments beginning on March 1, 2015 and bears annual interest at a base equal to the sum of: (i) the greater of (A) 0.50% per annum or (B) LIBOR (as defined) plus (ii) 8.5% per annum. Asset Loan 2 has a maturity date of February 1, 2017 with an option by the Company to extend the maturity date for one 12-month period provided that there are no outstanding events of default, and the Company complies with the other applicable terms in the loan agreement, including the payment of an extension fee of 1% of the outstanding principal balance. Asset Loan 2 is subject to a non-recourse carve-out guarantee by the Company, which also includes a guarantee by the Company of completion of certain entitlement work at certain properties located in Minnesota and Arizona, and a guarantee of completion of certain construction defect remediation at a property located in Albuquerque, New Mexico.

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

Convertible Notes Payable

As more fully described in our Form 10-K for the year ended December 31, 2014, on June 7, 2011, we entered into and closed funding of a $50.0 million senior secured convertible loan with NW Capital. The loan was originally scheduled to mature on June 6, 2016 and bore contractual interest at a rate of 17% per year.

On July 24, 2014, the Company entered into a series of agreements and transactions in connection with the partial refinancing and restructuring of the NW Capital loan pursuant to a payoff agreement, as amended (“Payoff Agreement”).

Pursuant to the Payoff Agreement, the Company and NW Capital entered into certain amendments to the NW Capital loan (collectively, the “Modified Loan”) the principal terms of which were as follows: (1) the maturity date was changed to July 22, 2015 (the “Maturity Date”); (2) the conversion rights that had been held by NW Capital to convert the debt into our Series A preferred stock were eliminated; (3) the new principal balance was set at $45.0 million (and subsequently paid down to $36 million at December 31, 2014); (4) interest would accrue at 17% per annum, payable by the Company on a quarterly basis; and (5) on October 24, 2014, and no later than every 90 days thereafter until the Maturity Date, the Company was required to make payments equal to the sum of: (x) $5.0 million (which payment will be applied toward the then-outstanding principal and interest due on the Modified Loan); and (y) a fee of one percent (1)% of the then-outstanding principal balance of the Modified Loan. As a result of the material change in loan terms, the NW Capital loan was treated as a termination of the existing loan and issuance of a new loan.

As described above, during the three months ended March 31, 2015, we secured replacement financing and repaid the Modified Loan in full.

Exchange Notes

As more fully described in our annual report on Form 10-K for the year ended December 31, 2014, we were required under the terms of the a class action settlement to effect an offering to issue five-year, 4%, unsecured notes to participating shareholders in exchange for common stock held by such shareholders at a price of $8.02 per share (“Exchange Offering”). The Exchange Offering was completed on April 28, 2014 and we issued Exchange Offering notes (“EO Notes”) to participating shareholders with a face value of $10.2 million, which were recorded by the Company at fair value. The estimated fair value of the EO Notes was $6.4 million based on the fair value and the imputed effective yield of such notes of 14.6% (as compared to the note rate of 4%) resulting in a debt discount of the EO Notes of $3.8 million. This amount is reflected as a debt discount in the accompanying financial statements and is being amortized as an adjustment to interest expense using the effective interest method over the term of the EO Notes. The amortized discount added to the principal balance of the EO Notes during the three months ended March 31, 2015 totaled $0.2 million. Interest is payable quarterly in arrears each April, July, October, and January during the term of the EO Notes with the initial interest payment due in July 2014. The EO Notes mature on April 28, 2019, and may be prepaid in whole or in part without penalty at the option of the Company. However, subject to certain minimum cash and profitability conditions, the terms of the EO Notes may require a 50% prepayment on April 29, 2018.

Construction Loan

During the year ended December 31, 2014, the Company secured a construction loan in connection with the Gabella development in the amount of $24.0 million (the “Construction Loan”) from a bank pursuant to a Construction Loan Agreement entered into between IMH Gabella and the bank, dated as of October 20, 2014. In addition to the Construction Loan, the project’s development costs are being financed through an equity contribution of $11.5 million by the Company consisting of entitled land and working capital. The Construction Loan is secured by a first lien mortgage on the project as well as certain adjacent parcels that are planned for future development, improvements thereon, and an assignment of rents and revenues. Unless there is an event of default, the Construction Loan bears annual interest at the greater of three-month LIBOR plus 375 basis points, or 4.25%. The loan matures October 20, 2017, provided, however, that the initial term may be extended for two additional one-year terms subject to the satisfaction of certain conditions, including the payment of an extension fee equal to 0.25% of the then outstanding principal balance of the Construction Loan. Advances under the Construction Loan will commence when the Company has fully satisfied its equity funding requirement (aside from a minimal $1,000 funding made at the loan closing). Interest only payments on any outstanding principal commence on November 1, 2014. Monthly payments of principal and interest will commence on the earlier of (i) November 1, 2016 and (ii) the first month following stabilization (as defined in the loan agreement). The Construction Loan is subject to a completion and repayment guarantee by the Company and requires a minimum liquidity balance of $7.5 million commencing on the initial construction draw (which occurred in the second quarter of 2015). The Construction Loan can be prepaid without penalty, provided that no prepayment is permitted unless it includes the full amount of the then accrued but unpaid interest on the amount of principal being so prepaid.

Other Notes Payable Activity

During 2013, we assumed a $24.8 million note payable from a bank in connection with a deed-in-lieu of foreclosure that was secured by the related hotel operating properties. The note payable bore annual interest of 8%, with required monthly payments of principal and interest and the outstanding principal due at maturity on March 28, 2017. During the three months ended March 31, 2015, we secured replacement financing and repaid the note payable in full and paid a $0.5 million prepayment penalty.

In connection with our Gabella multifamily housing development in Apple Valley, Minnesota, we entered into, among other agreements, a business subsidy agreement and related loan agreement dated March 29, 2013, as amended on July 10, 2014, with the Apple Valley Economic Development Authority (“EDA”). Under the terms of the business subsidy agreement, the EDA agreed to advance to us up to $1.1 million as a loan, but in no event to exceed the amount received from Dakota County for the statutory penalty and interest on special assessment taxes which were assessed in the tax years 2007 through 2011, which has been paid in full as of March 31, 2015. The loan bears interest at the rate of 6.0% per annum which accrues until the loan is satisfied or paid in full. If we complete the development project by no later than April 30, 2016, and certain other conditions are satisfied, the EDA is expected to forgive the loan in its entirety. If we do not meet certain specified development goals, the loan and all accrued unpaid interest must be repaid on or before December 31, 2017. In addition, under the agreement, we are not allowed to sell, transfer or otherwise convey all or part of the property for a period of five years following completion without the prior written consent of EDA. As of March 31, 2015 and December 31, 2014, the total amount advanced to us under the loan agreement was $0.8 million.

In conjunction with the Gabella development project described above, we also entered into a settlement agreement in June 2012 with the local municipality relating to outstanding past due property taxes, penalties and interest on various parcels totaling $3.7 million and bearing annual interest of 10%. Under the terms of the settlement agreement, we were required to make annual payments over either a five or ten year period, depending on the parcel. The outstanding balance of the settlement obligation totaled $0.5 million at December 31, 2014 which was repaid in full during three months ended March 31, 2015.

Special Assessment Obligations

As of March 31, 2015 and December 31, 2014, we recorded obligations arising from our allocated share of certain community facilities district special revenue bonds and special assessments of $4.9 million and $5.0 million, respectively. These obligations are described below.

One of the special assessment obligations had an outstanding balance of $3.3 million as of March 31, 2015 and December 31, 2014, and has an amortization period that extends through April 30, 2030, with an annual interest rate ranging from 5% to 6%. This special assessment obligation is secured by certain real estate held for sale consisting of 171 acres of unentitled land located in Buckeye, Arizona, which land had a carrying value of $5.0 million at March 31, 2015.

The other special assessment obligations are comprised of a series of special assessments that collectively had an outstanding balance of $1.5 million and $1.6 million as of March 31, 2015 and December 31, 2014, respectively. These special assessment obligations have amortization periods that extend through 2022, with annual interest rates ranging from 6% to 7.5%. These special assessment obligations are secured by certain real estate held for development consisting of 13 acres of unentitled land located in Dakota County, Minnesota, which land has a carrying value of approximately $13.0 million at March 31, 2015. We made principal repayments on these special assessment obligations of $0.1 million during the three months ended March 31, 2015.

The responsibility for the repayment of each of the foregoing special assessment obligations rests with the owner of the property and will transfer to the buyer of the related real estate upon sale. Accordingly, if the assets to which these obligations arise from are sold before the full amortization period of such obligations, the Company would be relieved of any further liability since the buyer would assume the remaining obligations. Nevertheless, these special assessment obligations are deemed to be obligations of the Company in accordance with GAAP because they are fixed in amount and for a fixed period of time.

Note Payable to Related Party
On December 31, 2014, the Company executed a loan agreement with SRE Monarch Lending, LLC for an unsecured non-revolving credit facility (“SRE Note”) in an amount not to exceed $5.0 million and drew down the full amount of the SRE Note. The Company used the proceeds under the SRE Note to make a scheduled payment under the Modified Loan. SRE Monarch Lending, LLC is a related party of Seth Singerman, one of the Company’s directors and an affiliate of one of our preferred equity holders.

The SRE Note was originally scheduled to mature on the 91st day after full repayment of the Modified Loan, which was repaid on January 23, 2015, resulting in an original maturity date of the SRE Note of April 24, 2015. Subsequent to March 31, 2015, the Company entered into an amendment to extend the maturity date to June 24, 2015 and agreed to pay a previously agreed upon fee of $50,000 plus payment of all accrued interest through the amendment date. The SRE Note bears interest at a per annum base rate of 16%, and is subject to increase in the event the SRE Note is not repaid in full on or prior to the maturity date. In connection with the execution of the loan agreement on December 31, 2014, the Company paid a structuring fee of $0.1 million and agreed to pay a facility exit fee computed at $0.3 million and certain other potential customary fees, costs and expenses in connection with a timely payoff of the SRE Note. Assuming the SRE Note is paid at maturity, the final facility exit fee amount will be reduced by the amount of interest incurred under the SRE Note during the extension period.

See “Note 7 – Debt, Notes Payable, and Special Assessment Obligations” in the accompanying condensed consolidated financial statements for further information regarding notes payable activity.

Off-Balance Sheet Arrangements
As of March 31, 2015 and December 31, 2014, we did not have any off-balance sheet arrangements.
Liquidity and Capital Resources
We require liquidity and capital resources for costs, expenses and general working capital needs, including maintenance, development costs and capital expenditures for our operating properties and non-operating REO assets, professional fees, general and administrative operating costs, loan enforcement costs, costs on borrowings, dividends or distributions to shareholders, other costs and expenses, as well as to acquire our target assets. We expect our primary sources of liquidity over the next twelve months to consist of our current cash and restricted cash balances, revenues from operating properties, proceeds from borrowings, and proceeds from the disposition of our existing loan and REO assets held for sale.

At March 31, 2015, we had cash and cash equivalents of $14.2 million and restricted cash and cash equivalents of $12.3 million, as well as loans held for sale totaling $10.4 million and REO held for sale of $54.1 million. The proceeds from these items, coupled with revenues generated from our operating properties, and proceeds from the issuance of debt and equity securities, comprise our primary sources of liquidity and we believe they are sufficient to cover our liquidity needs over the next twelve months. However, there is no assurance that we will be successful in selling existing real estate assets in a timely manner or in obtaining additional financing, if needed, to sufficiently fund future operations or to implement our investment strategy. Further, under our new senior loans, there are established release prices for each of the collateral assets to be applied as principal paydowns on such debt. Our failure to generate sustainable earning assets and successfully liquidate a sufficient number of our loans and real estate assets, including exceeding the release prices from the sale of collateral assets, may have a material adverse effect on our business, results of operations and financial position.
Our requirements for and sources of liquidity and capital resources are described in more detail in our Annual Report on Form 10-K for the year ended December 31, 2014. There have been no material changes to our requirements for liquidity as of and for the three months ended March 31, 2015.
Cash Flows
Cash Used In Operating Activities
Cash used in operating activities was $0.8 million for the three months ended March 31, 2015 compared to $5.8 million for the three months ended March 31, 2014. Cash flows from operating activities includes cash generated from operating property revenues, investment and other income, and mortgage income from our loan portfolio, offset by amounts paid for operating property expenses, property taxes and other operating costs for REO assets, professional fees, general and administrative expenses and other expenses, as well as interest on our notes payable.
Cash Provided By Investing Activities
Net cash provided by investing activities was $8.9 million for the three months ended March 31, 2015 compared to cash provided by investing activities of $20.5 million for the three months ended March 31, 2014. Primary sources of cash from investing activities for 2015 included $0.5 million from sales of REO assets and $13.7 million from the sale of mortgage loans, offset by $5.3 million in various investments in real estate properties owned. Net cash provided by investing activities in 2014 was primarily due to mortgage loan repayments of $5.6 million and proceeds from asset sales and recoveries of $15.3 million.
Cash Provided by (Used in) Financing Activities
Net cash provided by financing activities was $4.2 million for the three months ended March 31, 2015 compared to cash used in financing activities of $21.1 million for the three months ended March 31, 2014. During the three months ended March 31, 2015, we secured financing proceeds of $78.8 million, repaid notes payable totaling $61.5 million, paid debt issuance costs of $2.7 million, experienced an increase in restricted cash of $9.8 million and paid preferred dividends of $0.5 million. During the three months ended March 31, 2014, we experienced an increase in restricted cash of $9.5 million, paid debt issuance costs of $0.5 million and made repayments of notes payable of $10.0 million.
Critical Accounting Policies
Our critical accounting policies are disclosed in our previously filed Annual Report on Form 10-K for the fiscal year ended December 31, 2014.  As of March 31, 2015, there have been no significant changes in our critical accounting policies from December 31, 2014, except as disclosed in note 2 of the unaudited condensed consolidated financial statements included in this Form 10-Q.
Recent Accounting Pronouncements
For information regarding recent accounting pronouncements that are applicable to us, see Note 2 to our unaudited condensed consolidated financial statements included with this Form 10-Q.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our quantitative and qualitative disclosures about market risk are disclosed in our previously filed Annual Report on Form 10-K for the year ended December 31, 2014.  As of March 31, 2015, there have been no significant changes in our market risks from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

Interest Rate Risk

Because our two performing loans are fixed rate loans and the remaining principal balances of our loans are in non-accrual status as of March 31, 2015, changes in weighted average interest rates for our loan portfolio have little impact on interest income. As of December 31, 2014, 67% of the principal balance of our loans was in non-accrual status.
The following tables contain information about our mortgage loan principal and interest balances as of March 31, 2015, presented separately for fixed and variable rates and the calendar quarters in which such mortgage investments mature:

	Matured	Q3 2015	Q1 2017	Q1 2020	Total
	(in thousands)
Loan Rates:
Variable	$12,681	$—	$—	$—	$12,681
Fixed	4,000	7,249	600	367	12,216
Principal and interest outstanding	$16,681	$7,249	$600	$367	24,897
Less: Valuation Allowance					(14,485)
Net Carrying Value					$10,412

We also have interest rate risk with respect to our debt. Our variable rate debt consists of our Sedona Loan, Asset Loan 1, Asset Loan 2 and Construction Loan. Changes in interest rates have different impacts on the fixed and variable portions of our debt portfolio. A change in interest rates on the fixed portion of the debt portfolio may impact the fair value of the instrument, but has no impact on interest expense or cash flow. A change in interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows, but does not generally impact the fair value of the instrument.

Our Sedona Loan, Asset Loan 1, Asset Loan 2 and Construction Loan bear interest at variable rates based on the greater of A) LIBOR plus the applicable spread ranging from 3.75% to 8.50%, or B) the applicable interest rate floor, which range from 4.25% to 9.0%.

As of March 31, 2015, the aggregate principal outstanding balance of our variable debt was $78.8 million. Borrowings under our variable debt bear annual interest at a weighted-average interest rate of 7.89%. We entered into an interest rate cap agreement as a designated cash flow hedge for the variable rate Sedona Loan with a LIBOR cap rate equal to 2.00% for the first two years ended February 1, 2017, which limits our interest rate risk exposure. As of March 31, 2015, a 100 basis point increase in short term interest rates would decrease our earnings by approximately $0.5 million per annum, based on the current variable rate exposure from our financings and interest rate derivatives.

The following table presents the principal amounts, weighted-average interest rates and maturities of our fixed and variable rate debt as of March 31, 2015 (amounts in thousands):

	2015	2016	2017	2018	2019	Thereafter	Total
Fixed rate debt	$5,318	$1,134	$380	$383	$7,300	$3,088	$17,603
Average interest rate	15.39%	6.09%	6.36%	6.34%	4.12%	6.01%	8.08%
Variable rate debt	$—	$—	$28,751	$50,000	$—	$—	$78,751
Average interest rate	—%	—%	9%	7.25%	—%	—%	7.89%
Total	$5,318	$1,134	$29,131	$50,383	$7,300	$3,088	$96,354

As of March 31, 2015, we had cash and cash equivalents totaling $14.2 million and restricted cash of $12.3 million (collectively, 13.5% of total assets), respectively, all of which were held in bank accounts, highly liquid money market accounts or short-term certificates of deposit. We have historically targeted between 3%-5% of the principal balance of our outstanding portfolio loans to be held in such accounts as a working capital reserve. However, our actual deployment in the future may vary depending on a variety of factors, including the timing and amount of debt or capital raised, the timing and amount of investments made, liquidity requirements under our loan agreements and other factors. We believe that these financial assets do not give rise to significant interest rate risk due to their short-term nature.

Item 4.	CONTROLS AND PROCEDURES.

Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective to ensure that the information relating to the Company required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) and 15d-15(f).  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of Company management and our board of directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2015, utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (1992). Based on their assessment, we determined that the Company’s internal control over financial reporting was effective as of March 31, 2015.

This report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting since the Company is a smaller reporting company under the rules of the SEC.

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

Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of March 31, 2015. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of these disclosure controls and procedures were effective as of March 31, 2015.

Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Item 1A, “Risk Factors,” in our previously filed Form 10-K for the year ended December 31, 2014, which could materially affect our business, financial condition or results of operations. The risks described in our Form 10-K are not the only risks we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Sales of Equity Securities

During the period ended March 31, 2015, the Company issued 35,000 shares of the Company’s common stock to an employee in connection with an employment agreement. The common stock was issued pursuant to an exemption from registration under Regulation D.

Issuer Purchases of Equity Securities

While the Company does not have a formal share repurchase program, it may repurchase its shares from time to time, depending on market conditions and other factors, through privately negotiated transactions. There were no shares repurchased under any publicly announced plans or repurchase programs during the quarterly period ended March 31, 2015.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

Exhibit No.	Description

3.1	Certificate of Incorporation of IMH Financial Corporation (filed as Exhibit 3.2 to the Quarterly Report on Form 10-Q filed on August 23, 2010 and incorporated by reference).

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

10.40
Loan Agreement between IMH Holdings 2, LLC and Calmwater Capital 3, LLC, dated January 23, 2015 (filed as Exhibit 10.5 to Current Report on Form 8-K/A filed on January 30, 2015 incorporated by reference).

10.41
Promissory Note between IMH Holdings 2, LLC and Calmwater Capital 3, LLC, dated January 23, 2015 (filed as Exhibit 10.6 to Current Report on Form 8-K/A filed on January 30, 2015 incorporated by reference).

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

Date:	May 13, 2015	IMH FINANCIAL CORPORATION

		By:	/s/ Lisa Jack
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

Signature	Title	Date

/s/ Lawrence D. Bain	Chief Executive Officer and Chairman of the Board	May 13, 2015
Lawrence D. Bain	(Principal Executive Officer)

/s/ Lisa Jack	Chief Financial Officer (Principal Financial Officer	May 13, 2015
Lisa Jack	and Principal Accounting Officer)