Form 10-K/A
period 2014-12-31
IMH Financial Corp
filed 2015-06-10
CIK 1397403

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐    No ☑

The registrant had 85,000 shares of Common Stock, 3,491,758 shares of Class B-1 Common Stock, 3,492,954 shares of Class B-2 Common Stock, 7,159,759 shares of Class B-3 Common Stock, 313,790 shares of Class B-4 Common Stock and 735,801 shares of Class C Common Stock, 2,604,852 shares of Series B-1 Preferred Stock and 5,595,148 shares of Series B-2 Preferred Stock, all of which were collectively convertible into 23,479,062 outstanding common shares as of March 30, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Annual Report on Form 10-K/A (“Form 10-K/A”) is being filed as Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, which was filed with the Securities and Exchange Commission on March 31, 2015 (the “Original Filing”).

This Form 10-K/A is being filed to:

(1)
revise the cover page to correctly identify the number of outstanding shares of Series B-1 Preferred Shares and Series B-2 Preferred Shares which had been inadvertently switched in the Original Filing;

(2)
revise the “Equity Compensation Plan Information” table in Item 5 to correct a mathematical error made in the calculation of the weighted-average exercise price of outstanding options, warrants and rights;

(3)
revise Item 11 to (i) correct the option exercise price for an option grant to our former Chief Executive Officer reflected in the “Outstanding Equity Awards as of Fiscal Year End” table so that it conforms to the correct information set forth in footnote 4 to the “Summary Compensation Table” for our named executive officers and (ii) to add footnotes to the “Summary Compensation Table” for our directors that we inadvertently omitted relating to restricted stock grants under the Company’s Director Compensation Plan being submitted for stockholder approval and consulting fees paid to an affiliate of one of our directors disclosed elsewhere in the Form 10-K; and

(4)
revise Item 12 to (i) correct mathematical errors in calculating the beneficial share ownership percentages of the holders of our Series B Preferred Shares (in each case, adjusting such ownership percentage by one-tenth of one percent); (ii) specifically reference shares to which additional voting rights are held by the holders of our Series B Preferred Shares (representing in the aggregate approximately 0.8% of the total number of common stock equivalents outstanding); (iii) correct a mathematical error in the calculation of the number of shares underlying restricted stock awards (changing the number from 1,490,000 to 1,353,099 shares); (iv) and add the shares held by the holders of our Preferred Stock (affiliates of two of our directors) to the “Security Ownership of Named Executive Officers and the Board of Directors” table that we inadvertently omitted from including in that table but were otherwise disclosed and whose affiliation with such directors was disclosed in the Original Filing in the beneficial ownership table immediately above.

For the convenience of the reader, this Form 10-K/A sets forth the Original Filing in its entirety. However, this Form 10-K/A only amends and restates the Items described above, and we have not modified or updated other disclosures presented in our Original Filing. Accordingly, this Amendment No. 1 does not reflect events occurring after the filing of our Original Filing and does not modify or update those disclosures affected by subsequent events, except as specifically referenced herein. Information not affected by this restatement is unchanged and reflects the disclosures made at the time of the Original Filing on March 31, 2015.

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

During the year ended December 31, 2014, we issued no employee options under our 2010 Stock Incentive Plan. Following is information with respect to outstanding options, warrants and rights as of December 31, 2014:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	766,667	$7.89	433,333

Equity compensation plans not approved by security holders	2,000,000	2.47	—

Total	2,766,667		433,333

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

Outstanding Equity Awards as of Fiscal Year End

The following table provides certain information with respect to equity awards outstanding at December 31, 2014:

	Number of Securities Underlying Unexercised Options Exercisable		Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price		Option Expiration
Name and Principal Position	(#)		(#)	($)		Date

William Meris, Chief Executive Officer (terminated on July 24, 2014)	150,000	(1)	—	$1.72	(2)	June 30, 2021
Steven Darak, CFO	60,000	(1)	—	$9.58		June 30, 2021

(1) These options were issued to Messrs. Meris and Darak in July 2011 and vested on a monthly basis over a three–year period ended July 2014.
(2) In connection with entering into the Employment Separation and General Release Agreement, dated as of July 24, 2014 (a copy of which was filed by the Company as an exhibit to a Form 8-K that was filed with the SEC on August 1, 2014), the Company agreed to adjust the exercise price of these options such that their exercise price would be equal to the fair value of the Company's Common Shares on his separation date which was deemed to be $1.72 per common share.

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

Name	Fees Earned or Paid in Cash	Stock Awards (1)	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Deferred Compensation Earnings	All Other Compensation (2)	Total
Leigh Feuerstein (3)	$40,500	$—	$—	$—	$—	$2,784	$43,284
Andrew Fishleder, M.D. (3)	38,750	—	—	—	—	—	38,750
Michael M. Racy (3)	29,500	—	—	—	—	—	29,500
Seth Singerman (4)	—	—	—	—	—	—	—
Lori Wittman (3)	41,250	—	—	—	—	1,607	42,857
Jay Wolf (4)	—	—	—	—	—	—	—

(1) Does not include the value of the annual restricted stock award to be granted under the Director Compensation Plan referenced above since such grants have not been made.
(2) Includes travel related expense reimbursements. Does not include consulting fees to $0.8 million paid in fiscal year 2014 to JCP Realty pursuant to the JCP Consulting Agreement discussed under "Certain Relationships and Related Transactions." Mr. Wolf is the Managing Member of JCP Realty.
(3) Each independent director elected or appointed in August 2014 and still serving on the second anniversary of such director's election or appointment to the Board is entitled to a cash payment of $50,000 promptly after such second anniversary date. This contingent liability is not included in the foregoing table and has not been accrued by the Company as of December 31, 2014 due to its contingent nature.
(4) Board members are not independent and are not reimbursed for director services rendered.

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

As of March 30, 2015, there were (i) 15,279,062 common shares, par value U.S. $0.01 per share, outstanding consisting of 85,000 shares of Common Stock, 3,491,758 shares of Class B-1 Common Stock, 3,492,954 shares of Class B-2 Common Stock, 7,159,759 shares of Class B-3 Common Stock, 313,790 shares of Class B-4 Common Stock and 735,801 shares of Class C Common Stock (collectively, the “Common Shares”), (ii) 2,604,852 shares of Series B-1 Cumulative Convertible Preferred Stock (the “B-1

Preferred Shares”), and (iii) 5,595,148 shares of Series B-2 Cumulative Convertible Preferred Stock (the “B-2 Preferred Shares,” and with the B-1 Preferred Shares, collectively referred to as the “Preferred Shares”).

Each share of our outstanding Preferred Shares is convertible immediately, at the sole discretion of the holder, into a number of Common Shares determined by dividing (i) the sum of (a) the initial purchase price paid for such shares (the “Original Price”) and (b) all accrued and unpaid dividends on the Preferred Shares by (ii) the then effective conversion price, which is the Original Price, as adjusted from time to time in accordance with the terms of the Certificate of Designation. As of March 31, 2015, the number of Common Shares into which the Preferred Shares are convertible is 8,314,198.

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

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class[1]

SRE Monarch, LLC[2]	5,595,148	20.3%

Juniper Capital Partners[3]	3,604,852	13.1%
 _____________________

1 The percentages of our common stock beneficially owned was calculated based on 27,598,828 common stock equivalents consisting of the 15,279,062 Common Shares issued and outstanding, 8,200,000 Preferred Shares convertible by the holders of our Preferred Shares, warrants and options for the purchase of 2,766,667 shares of Common Stock obtainable by the persons in the table within 60 days of March 31, 2015, and restricted stock awards for 1,353,099 common shares shares which are subject to the restricted stock agreements but have voting rights as to all shares as of the date of that agreements. Does not take into account the additional 114,198 Common Shares into which the currently outstanding Preferred Shares are convertible as of March 31, 2015 under the Certificate of Designation.

2 The Schedule 13 D for SRE Monarch, LLC (“SRE Monarch”) includes SRE Monarch Investor, LLC, Singerman Real Estate Opportunity Fund I, L.P., Singerman Real Estate Management Company, L.P., Singerman Real Estate, LLC and Seth Singerman. The address for all of these parties is 980 Michigan Avenue, Suite 1660, Chicago, Illinois 60611. Does not include the right to vote an additional 77,921 shares as of March 31, 2015 pursuant to the Certificate of Designation.

3 The Schedule 13D for Juniper Capital Partners, LLC includes Juniper NVM, LLC, JCP Realty Partners, LLC and Jay Wolf. The address for all of these parties is 11150 Santa Monica Blvd., Suite 1400, Los Angeles, California 90025. Includes 1,000,000 shares that Juniper NVM, LLC has the right to acquire by exercising a warrant that is exercisable within 60 days of March 31, 2015. Does not include the right to vote an additional 36,277 shares as of March 31, 2015 pursuant to the Certificate of Designation.

Security Ownership of Named Executive Officers and the Board of Directors

Name	Amount and Nature of Beneficial Ownership		Percent of Class
Lawrence D. Bain	2,050,000	(1)	7.4%
Jonathan T. Brohard	150,000	(2)	*
Lisa Jack	76,494	(2)	*
Leigh Feuerstein	—		*
Andrew Fishleder, M.D.	1,102		*
Michael Racy	—		*
Seth Singerman	5,595,148	(3)	20.3%
Lori Wittman	—		*
Jay Wolf	3,604,852	(4)	13.1%

All directors and executive officers as a group (9 persons)	11,477,596		41.6%
 _____________________

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

2.	Reflects the award of shares of restricted stock which are subject to vesting and other restrictions, but with voting rights as to all shares as of the date of the award.

3.
Reflects the share information set forth on the Schedule 13D filed by SRE Monarch. Excludes the 77,921 additional shares of Common Stock into which the shares of the series B-1 Preferred Stock held by SRE Monarch are convertible as of March 31, 2015 pursuant to the Certificate of Designation.

4.
Reflects the share information set forth on the Schedule 13D filed by Juniper Capital Partners, LLC. Excludes the 36,277 additional shares of Common Stock into which the shares of the series B-2 Preferred Stock held by Juniper NVM and JCP Realty are convertible as of March 31, 2015 pursuant to the Certificate of Designation.

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