Form 10-Q
period 2015-06-30
IMH Financial Corp
filed 2015-08-14
CIK 1397403

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2015
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The registrant had 85,000 shares of Common Stock, 3,491,758 shares of Class B-1 Common Stock, 3,492,954 shares of Class B-2 Common Stock, 7,159,759 shares of Class B-3 Common Stock, 313,790 shares of Class B-4 Common Stock, 735,801 shares of Class C Common Stock, 2,604,852 shares of Series B-1 Preferred Stock and 5,595,148 shares of Series B-2 Preferred Stock, all of which were collectively convertible into 23,479,062 outstanding common shares as of August 13, 2015.

IMH FINANCIAL CORPORATION

2

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.
IMH FINANCIAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30, 2015	December 31, 2014
Assets	(Unaudited)
Cash and Cash Equivalents	$9,806	$1,915
Restricted Cash and Cash Equivalents	19,655	2,573
Mortgage Loans Held for Sale, Net	10,969	24,539
Real Estate Acquired through Foreclosure Held for Sale	50,300	53,686
Real Estate Acquired through Foreclosure Held for Development	18,633	8,205
Operating Properties Acquired through Foreclosure	83,900	83,481
Deferred Financing Costs, Net	2,791	754
Other Receivables	3,274	2,816
Investment in Unconsolidated Entities	3,064	—
Other Assets	2,940	3,149
Property and Equipment, Net	582	654
Total Assets	$205,914	$181,772
Liabilities
Accounts Payable and Accrued Expenses	$7,487	$6,079
Accrued Property Taxes	529	785
Accrued Interest Payable	724	1,635
Customer Deposits and Funds Held for Others	2,964	2,064
Notes Payable, Net of Discount	90,208	69,010
Notes Payable to Related Party	5,000	5,000
Capital Lease Obligation	1,186	1,199
Special Assessment Obligations	4,732	4,981
Total Liabilities	112,830	90,753
Redeemable Convertible Preferred Stock, $.01 par value; 100,000,000 shares authorized; 8,200,000 outstanding; liquidation preference of $39,570 at June 30, 2015 and December 31, 2014	28,460	27,329
Commitments and Contingent Liabilities
Stockholders’ Equity
Common stock, $.01 par value; 200,000,000 shares authorized; 16,908,880 and 16,873,880 shares issued at June 30, 2015 and December 31, 2014, respectively; 15,279,062 and 15,244,062 shares outstanding at June 30, 2015 and December 31, 2014, respectively	169	169
Less: Treasury stock, 1,629,818 shares at June 30, 2015 and December 31, 2014	(5,948)	(5,948)
Paid-in Capital	724,354	726,189
Accumulated Deficit	(654,537)	(656,720)
Total IMH Financial Corporation Stockholders' Equity	64,038	63,690
Noncontrolling Interests	586	—
Total Stockholders' Equity	64,624	63,690

Total Liabilities and Stockholders’ Equity	$205,914	$181,772

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMH FINANCIAL CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue:
Operating Property Revenue	$8,894	$7,689	$16,078	$13,727
Investment and Other Income	304	553	2,154	890
Mortgage Loan Income, Net	175	650	673	870
Total Revenue	9,373	8,892	18,905	15,487
Operating Expenses:
Operating Property Direct Expenses (Exclusive of Interest and Depreciation)	6,573	6,236	12,217	11,243
Expenses for Non-Operating Real Estate Owned	325	593	613	1,146
Professional Fees	1,045	2,739	2,291	5,361
General and Administrative Expenses	2,547	1,642	4,740	3,154
Interest Expense	2,417	4,722	5,231	9,589
Depreciation and Amortization Expense	651	997	1,282	2,002
Total Operating Expenses	13,558	16,929	26,374	32,495
Recovery of Credit Losses, Impairment Charges, and Loss (Gain) on Disposal
Loss (Gain) on Disposal of Assets, Net	239	(6,583)	282	(12,000)
Provision for (Recovery of) Credit Losses, Net	(9,745)	—	(10,660)	(548)
Impairment of Real Estate Owned	140	—	140	—
Total Recovery of Credit Losses, Impairment Charges, and Loss (Gain) on Disposal of Assets	(9,366)	(6,583)	(10,238)	(12,548)
Total Costs and Expenses	4,192	10,346	16,136	19,947
Income (Loss) before Income Taxes	5,181	(1,454)	2,769	(4,460)
Provision for Income Taxes	—	—	—	—
Net Income (Loss)	5,181	(1,454)	2,769	(4,460)
Net Income Attributable to Noncontrolling Interests	(586)	—	(586)	—
Cash Dividend on Redeemable Convertible Preferred Stock	(533)	—	(1,061)	—
Deemed Dividend on Redeemable Convertible Preferred Stock	(571)	—	(1,131)	—
Net Income (Loss) Attributable to Common Shareholders	$3,491	$(1,454)	$(9)	$(4,460)
Earnings (loss) per common share
Basic	$0.23	$(0.09)	$—	$(0.27)
Diluted	$0.13	$(0.09)	$—	$(0.27)
Basic Weighted Average Common Shares Outstanding	15,279,062	15,939,966	15,264,946	16,383,629
Dilutive Effect of Common Share Equivalents	12,411,209	—	—	—
Diluted Weighted Average Common Shares Outstanding	27,690,271	15,939,966	15,264,946	16,383,629

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMH FINANCIAL CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Six Months Ended June 30, 2015
(In thousands, except share data)

	Common Stock		Treasury Stock			Accumulated Deficit	Total IMH Financial Corporation Stockholders' Equity	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Paid-in Capital
Balance, December 31, 2014	16,873,880	$169	1,629,818	$(5,948)	$726,189	$(656,720)	$63,690	$—	$63,690
Net Income	—	—	—	—	—	2,183	2,183	586	2,769
Dividends Declared on Redeemable Convertible Preferred Stock	—	—	—	—	(1,061)	—	(1,061)	—	(1,061)
Deemed Dividend on Redeemable Convertible Preferred Stock	—	—	—	—	(1,131)	—	(1,131)	—	(1,131)
Stock-Based Compensation	35,000	—	—	—	357	—	357	—	357
Balance, June 30, 2015	16,908,880	$169	1,629,818	$(5,948)	$724,354	$(654,537)	$64,038	$586	$64,624

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMH FINANCIAL CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended June 30,
	2015	2014
OPERATING ACTIVITIES
Net Income (Loss)	$2,769	$(4,460)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Impairment of Real Estate Owned	140	—
Non-cash Investment in Unconsolidated Entities	(3,064)	—
Non-cash Recovery of Real Estate Owned	(6,824)	—
Non-cash Recovery of Credit Losses	(501)	—
Stock-Based Compensation and Option Amortization	357	272
Loss (Gain) on Disposal of Assets	282	(12,000)
Amortization of Deferred Financing Costs	923	1,363
Depreciation and Amortization Expense	1,282	2,002
Accretion of Mortgage Income	(138)	(524)
Accretion of Discount on Notes Payable	297	1,145
Increase (decrease) in cash resulting from changes in:
Accrued Interest Receivable	(344)	85
Other Receivables	(458)	(497)
Other Assets	416	(505)
Accrued Property Taxes	(262)	(338)
Accounts Payable and Accrued Expenses	4,561	(159)
Customer Deposits and Funds Held For Others	900	224
Accrued Interest Payable	(911)	2,126
Total adjustments, net	(3,344)	(6,806)
Net cash provided by (used in) operating activities	(575)	(11,266)
INVESTING ACTIVITIES
Proceeds from Sales of Mortgage Loans	13,674	—
Proceeds from Sale/Recovery of Real Estate Owned	11,592	39,841
Purchases of Property and Equipment	(34)	(8)
Issuance of Other Notes Receivables	—	(2,100)
Mortgage Loan Fundings and Protective Advances	(289)	—
Mortgage Loan Repayments	183	5,589
Collection of Other Notes Receivables	—	2,100
Investment in Real Estate Owned	(16,196)	(2,529)
Net cash provided by investing activities	8,930	42,893
FINANCING ACTIVITIES
Proceeds from Notes Payable	82,373	262
Proceeds from Convertible Notes Payable	—	70
Debt Issuance Costs Paid	(2,960)	(710)
Increase in Restricted Cash	(17,082)	(10,782)
Repayments of Notes Payable	(61,721)	(17,510)
Purchase of Notes Payable	—	(1,289)
Repayments of Capital Leases	(13)	(25)
Dividends Paid	(1,061)	—
Net cash used in financing activities	(464)	(29,984)
NET INCREASE IN CASH AND CASH EQUIVALENTS	7,891	1,643
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,915	7,875

	Six Months Ended June 30,
	2015	2014
CASH AND CASH EQUIVALENTS, END OF PERIOD	$9,806	$9,518
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$4,196	$5,543
Real Estate Acquired Through Guarantor Settlement	$6,824	$—
Capital Expenditures in Accounts Payable and Accrued Expenses	$3,153	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1- BUSINESS, BASIS OF PRESENTATION AND LIQUIDITY

Our Company

IMH Financial Corporation (the “Company”) is a real estate investment and finance company based in the southwestern United States engaged in various and diverse facets of the real estate lending and investment process, including origination, acquisition, underwriting, servicing, enforcement, development, marketing, and disposition. The Company’s focus is to invest in, manage and dispose of commercial real estate mortgage investments or other real estate assets, and to perform all functions reasonably related thereto, including developing, managing and either holding for investment or disposing of real property acquired through acquisition, foreclosure or other means.

In the last few years, we acquired certain operating properties through deed-in-lieu of foreclosure which have contributed significantly to our operating revenues and expenses. Our operating properties currently consist of two operating hotels located in Sedona, Arizona, a golf course operation located in Bullhead City, Arizona, and, prior to classifying the property as held for sale in the third quarter of 2014, a commercial office building located in Stafford, Texas. Due to our limited lending activities since 2008, these operating properties currently contribute the majority of our operating revenue.

Basis of Presentation

The accompanying unaudited, condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for a complete set of financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the results for the periods presented have been made. Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2015. These condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended December 31, 2014.

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

During 2014, the Company, through a wholly owned subsidiary, formed a joint venture with a third party developer, for the purpose of holding and developing certain real property contributed by the Company (the “Joint Venture”). The Joint Venture simultaneously created a wholly-owned subsidiary, IMH Gabella, LLC (“IMH Gabella”), to hold the real estate assets and enter into related agreements. A wholly owned subsidiary of the Company is the managing member of, and holds a 93% ownership interest in, the Joint Venture. The Joint Venture partner holds a 7% ownership interest in the Joint Venture with the right to acquire an additional 3.2% profits-only interest based upon the satisfaction of certain budget and completion milestones with respect to the project. The Company has the power and authority to govern the business of the Joint Venture, subject to certain conditions. The Joint Venture’s assets, liabilities, and results of operations are included in the Company’s condensed consolidated financial statements under the voting interest model.

During the second quarter of 2015, the Company, through certain subsidiaries, obtained certain real estate assets and equity interests in a number of limited liability companies and limited partnerships with various real estate holdings and related assets as a result of certain enforcement and collection efforts. Certain of these entities have been consolidated in the accompanying condensed consolidated financial statements while others have been accounted for under the equity method of accounting based on the extent of the Company’s controlling financial interest in each such entity.

All significant intercompany accounts and transactions have been eliminated in consolidation.

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1- BUSINESS, BASIS OF PRESENTATION AND LIQUIDITY- continued

Liquidity

As of June 30, 2015, our accumulated deficit aggregated $654.5 million primarily as a result of previous provisions for credit losses recorded relating to the decrease in the fair value of the collateral securing our loan portfolio and impairment charges relating to the value of real estate owned (“REO”) assets acquired primarily through foreclosure, as well as on-going net operating losses in recent periods resulting from the lack of income-producing assets, the high cost of our debt financing and a recent debt restructuring which resulted in significant debt termination charges. Beginning in 2008, we experienced significant defaults and foreclosures in our mortgage loan portfolio due primarily to the erosion of the U.S. and global real estate and credit markets during those periods. As a result, since that time we have been focused on enforcing our rights under our loan documents, working to repossess the collateral properties underlying those loans, and pursuing recovery from guarantors under such loans.

Our liquidity plan has included obtaining additional financing, selling whole loans or participating interests in loans, and selling the majority of our legacy real estate assets. As previously disclosed, we secured various financings between 2011 and 2014 which, along with proceeds from asset sales, have been our primary sources of working capital. During the year ended December 31, 2014, we entered into a series of transactions to, among other things, restructure and partially refinance our primary senior indebtedness. As more fully described in note 7, during the first quarter of 2015, we secured $78.8 million in new financing and repaid the remaining senior loan balance and certain other bank debt.

As of June 30, 2015, our entire loan portfolio with an aggregate carrying value of $11.0 million is held for sale. In addition, as of June 30, 2015, REO projects with a carrying value totaling $50.3 million were held for sale. During the six months ended June 30, 2015, we sold certain loans and REO assets and collected other recoveries generating approximately $25.3 million in cash.

In connection with our former senior loan, we entered into a cash management agreement with the lender under which the amount of discretionary funds available to us was limited to the following 90 days of budgeted operating cash, which was funded on a monthly basis, subject to lender approval and release. The balance of all remaining cash (including the balance of loan proceeds and any and all proceeds received from operations, loan payments, asset sales or other cash generating events) was collected and maintained in a trust account as collateral under the loan for the benefit of the senior lender (the “Collateral Account”). In connection with the payoff of the senior loan during the first quarter of 2015, the cash management agreement was terminated and the related Collateral Account was closed with the balance of such funds transferred to our unrestricted operating account.

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

As previously reported, IMH Gabella secured a construction loan in 2014 in connection with the development of a multi-family project, for which the Company is a guarantor. Funding under this loan commenced during the second quarter of 2015 as the Company completed the required $11.5 million equity funding under the loan. In addition, the construction loan is subject to a completion and repayment carve-out guarantee by the Company and requires a minimum liquidity balance of $7.5 million upon the first draw of the construction loan, which occurred in the second quarter of 2015. At June 30, 2015, we had cash and cash equivalents of $9.8 million and restricted cash of approximately $19.7 million.

While we have been successful in securing financing through June 30, 2015 to provide adequate funding for working capital purposes and have generated liquidity through asset sales and mortgage receivable collections, there is no assurance that we will be successful in selling our remaining loan and REO assets in a timely manner or in obtaining additional or replacement financing, if needed, to sufficiently fund future operations, repay existing debt or to implement our investment strategy. While the new financing does not require lender approval for asset sales, there are established release prices for each of the collateral assets to be applied as a principal paydowns on such debt. Our failure to generate sustainable earning assets, and successfully

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1- BUSINESS, BASIS OF PRESENTATION AND LIQUIDITY- continued

liquidate a sufficient number of our loans and REO assets, including exceeding the release prices from the sale of collateral assets, may have a material adverse effect on our business, results of operations and financial position.

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES

Reclassifications

Certain 2014 amounts in the condensed consolidated statement of cash flows have been reclassified to conform to the 2015 financial statement presentation. At June 30, 2014, the change in advance deposits received from hotel guests and other customers in the amount of $1.5 million was reported in the net change in accounts payable and accrued liabilities in the condensed consolidated statement of cash flows. Such amounts are now classified in the change in customer deposits and funds held for others.

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

Restricted Cash

At June 30, 2015 and December 31, 2014, restricted cash and cash equivalents was comprised of the following:

	June 30, 2015	December 31, 2014
Senior lender controlled accounts	$13,783	$2,392
Escrows and other restricted accounts	5,872	181
Total restricted cash and cash equivalents	$19,655	$2,573

Restricted cash includes cash items that are legally or contractually restricted as to usage or withdrawal, which include amounts relating to: a) the Collateral and Custodial Accounts established pursuant to the terms of our senior secured loans and b) amounts maintained in escrow or other restricted accounts for contractually specified purposes, which includes property taxes, insurance, interest and capital reserves needed to complete the scheduled improvements at our hotel assets. The balance of the senior lender controlled account serves as collateral under two loans totaling $28.8 million as described in Note 7. Once the senior lender controlled account has sufficient cash collateral and the related loans are repaid, any remaining property collateral will be released by the senior lender and the balance of any then outstanding related reserve accounts will be released to our unrestricted operating accounts. In addition, under the terms of our construction loan we are required to maintain a minimum liquidity balance of $7.5 million upon the first draw of the construction loan, which occurred in the second quarter of 2015.

Real Estate Ventures

The Company, through various subsidiaries, holds interests in its properties through interests in both consolidated and unconsolidated real estate ventures. The Company assesses its investments in real estate ventures to determine if a venture is a variable interest entity (“VIE”). Generally, an entity is determined to be a VIE when either (i) the equity investors (if any) lack one or more of the essential characteristics of a controlling financial interest, (ii) the equity investment at risk is insufficient to finance that entity’s activities without additional subordinated financial support or (iii) the equity investors have voting rights that are not proportionate to their economic interests and substantially all of the activities of the entity involve or are conducted on behalf of an investor that has disproportionately fewer voting rights. The Company consolidates entities that are VIEs for which the Company is determined to be the primary beneficiary. In instances where the Company is not the primary beneficiary, the Company does not consolidate the entity for financial reporting purposes. The primary beneficiary is the entity that has both (i) the power to direct the activities that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. Entities

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES- continued

that are not defined as VIEs are consolidated where the Company is the general partner (or the equivalent) and the limited partners (or the equivalent) in such investments do not have rights which would preclude control.

For entities where the Company is the general partner (or the equivalent), but does not control the real estate venture, and the other partners (or the equivalent) hold substantive participating rights, the Company uses the equity method of accounting. For entities where the Company is a limited partner (or the equivalent), management considers factors such as ownership interest, voting control, authority to make decisions and contractual and substantive participating rights of the partners (or the equivalent) to determine if the presumption that the general partner controls the entity is overcome. In instances where these factors indicate the Company controls the entity, the Company would consolidate the entity; otherwise the Company accounts for its investments using the equity method of accounting.

Under the equity method of accounting, investments are initially recognized in the consolidated balance sheet at cost, or fair value in the case of legal assignments of such interests, and are subsequently adjusted to reflect the Company’s proportionate share of net earnings or losses of the entity, distributions received, contributions and certain other adjustments, as appropriate. Any difference between the carrying amount of these investments on the Company’s balance sheet and the underlying equity in net assets is amortized as an adjustment to equity in earnings (loss) of unconsolidated entities. When circumstances indicate there may have been a loss in value of an equity method investment, and the Company determines the loss in value is other than temporary, the Company recognizes an impairment charge to reflect the investment at fair value.

Noncontrolling Interests

Noncontrolling interests represent the portion of equity in the Company’s consolidated subsidiaries which is not attributable to the Company’s stockholders. Accordingly, noncontrolling interests are reported as a component of equity, separate from stockholders’ equity, in the accompanying condensed consolidated balance sheets. On the condensed consolidated statements of operations, operating results are reported at their consolidated amounts, including both the amount attributable to the Company and to noncontrolling interests.

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
In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which amends current consolidation guidance by modifying the evaluation of whether limited partnerships and similar legal entities are variable interest entities or voting interest entities, eliminating the presumption that a general partner should consolidate a limited partnership, and affects the consolidation analysis of reporting entities that are involved with variable interest entities. ASU No. 2015-02 is effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted. All legal entities are subject to reevaluation under the revised consolidation model. The Company is currently evaluating the impact the adoption of this update will have on the Company’s consolidated financial position, results of operations and cash flows.

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability. This update is effective for interim and annual reporting periods beginning after December 15, 2015 and requires retrospective application. The implementation of this update is not expected to cause any material changes to our condensed consolidated financial statements other than the reclassification of debt issuance costs from assets to liabilities on our condensed consolidated balance sheets. As of June 30, 2015 and December 31, 2014, $2.8 million and $0.8 million, respectively, would be reclassified from assets to liabilities on our condensed consolidated balance sheets.

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 — MORTGAGE INVESTMENTS, LOAN PARTICIPATIONS AND LOAN SALES

Lending Activities

Given the non-performing status of the majority of the Company’s loan portfolio and the suspension of significant lending activities, there has been limited loan activity during the three and six months ended June 30, 2015. No new loans were originated during the six months ended June 30, 2015, however, the Company was assigned one loan in the principal amount of $0.3 million through the purchase of a lien on real property. The Company originated two loans during the six months ended June 30, 2014 in the principal amount of $8.4 million in connection with the partial financing of the sale of certain REO assets. During the six months ended June 30, 2015, the Company received $0.2 million in mortgage loan principal payments.

A roll-forward of loan activity for the six months ended June 30, 2015 is as follows (in thousands):

	Principal Outstanding	Interest Receivable	Valuation Allowance	Carrying Value
Balance, December 31, 2014	$39,734	$367	$(15,562)	$24,539
Additions:
Assignment of mortgage loans	289	—	—	289
Interest adjustment	—	75	—	75
Accrued interest revenue	138	518	—	656
Reductions:
Principal and interest repayments	(183)	(371)	—	(554)
Recovery of allowance for credit losses	—	—	501	501
Foreclosures/transfers to real estate owned	(663)	—	—	(663)
Foreclosures/transfers to other assets	(200)	—	—	(200)
Sale of mortgage loans	(14,498)	(253)	1,077	(13,674)
Balance, June 30, 2015	$24,617	$336	$(13,984)	$10,969

As of June 30, 2015, the Company had six loans outstanding with an average principal and interest balance of $4.1 million, as compared to $4.5 million for nine loans at December 31, 2014. Of the six outstanding loans at June 30, 2015, three of the loans were performing with an average outstanding principal and interest balance of $2.8 million and a weighted average interest rate of 8.8%. Of the nine outstanding loans at December 31, 2014, there were three performing loans with an average outstanding principal and interest balance of $7.2 million and a weighted average interest rate of 8.2%. As of June 30, 2015 and December 31, 2014, the valuation allowance represented 56.0% and 38.8%, respectively, of the total outstanding loan principal and interest balances.

Loan Sales

During the six months ended June 30, 2015, the Company sold two loans with a carrying value of $13.7 million for a net loss of $0.1 million. No loans were sold during the six months ended June 30, 2014.

Scheduled Loan Maturities

The outstanding principal and interest balance of mortgage investments, net of the valuation allowance, as of June 30, 2015, have scheduled maturity dates within the next several quarters as follows (in thousands):

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 — MORTGAGE INVESTMENTS, LOAN PARTICIPATIONS AND LOAN SALES- continued

Quarter	Outstanding Balance	Percent	#
Matured	$16,681	66.8%	3
Q2 2016	7,200	28.9%	1
Q1 2017	600	2.4%	—
Q1 2020	183	0.7%	1
Thereafter	289	1.2%	1
Total Principal and Interest	24,953	100.0%	6
Less: Valuation Allowance	(13,984)
Net Carrying Value	$10,969

From time to time, the Company may extend a mortgage loan’s maturity date in the normal course of business. In this regard, the Company has modified certain loans, extending maturity dates in some cases to two or more years, and it is likely that additional loans will be modified in the future in an effort to preserve collateral. Accordingly, repayment dates of the loans may vary from their currently scheduled maturity date. If the maturity date of a loan is not extended, the loans are classified and reported as matured and in default. No loans were modified during the six months ended June 30, 2015. Subsequent to the six months ended June 30, 2015, one of the Company’s loan maturities was extended from third quarter 2015 to second quarter 2016.

Given the non-performing status of the majority of the loan portfolio, the Company does not expect the payoffs to materialize for legacy loans, particularly for loans past their respective maturity date. The Company may find it necessary to foreclose, modify, extend, make protective advances or sell such loans in order to protect collateral, maximize return or generate additional liquidity.

Summary of Loans in Default

The Company continues to experience loan defaults due to, among other reasons, loan balances that exceed the value of the underlying collateral and the absence of takeout financing in the marketplace. A summary and roll-forward of activity of loans in default for the six months ended June 30, 2015 is as follows (dollars in thousands):

	Principal Outstanding	Interest Receivable	Valuation Allowance	Carrying Value	# of Loans
Balance, December 31, 2014	$18,275	$311	$(15,562)	$3,024	6
Additions:
Interest adjustment	—	64	—	64	—
Reductions:
Provision for credit losses	—	—	501	501	—
Foreclosures/transfers to Other Assets	(200)	—	—	(200)	—
Foreclosures/transfers to Real Estate Owned	(663)	—	—	(663)	(2)
Sale of mortgage loans	(1,064)	(42)	1,077	(29)	(1)
Balance, June 30, 2015	$16,348	$333	$(13,984)	$2,697	3

Of the six loans that were in default at December 31, 2014, three remained in default status as of June 30, 2015, two loans were removed upon foreclosure and transferred to REO and one loan was sold.

During the six months ended June 30, 2015, we completed foreclosure on two loan assets and transferred the underlying real estate collateral to REO held for sale, with a non-real estate portion going to other assets. We are exercising enforcement action which could lead to foreclosure or other disposition with respect to the remaining loans in default, but we have not completed foreclosure on any such loans subsequent to June 30, 2015. Subsequent to June 30, 2015, we received a payoff of one note in default. The completion and/or timing of foreclosure on the remaining loans is dependent on several factors, including

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 — MORTGAGE INVESTMENTS, LOAN PARTICIPATIONS AND LOAN SALES- continued

applicable states statutes, potential bankruptcy filings by the borrowers, our ability to negotiate a deed-in-lieu of foreclosure and other factors.

At June 30, 2015 and December 31, 2014, all loans in default were also in non-accrual status. In addition, as of June 30, 2015 and December 31, 2014, interest receivable recorded on such loans prior to being placed in non-accrual status totaled $0.3 million for each period and is included in mortgage loans held for sale on the accompanying condensed consolidated balance sheet.
No interest income was recognized on any non-accrual loans on a cash or accrual basis during the periods ended June 30, 2015 or 2014. Borrower concentrations, geographic concentrations of our loan portfolio, related loan classifications and end-user categories have not materially changed since December 31, 2014, except as a result of loan sales and foreclosures.

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 — OPERATING PROPERTIES AND REAL ESTATE HELD FOR DEVELOPMENT OR SALE

Operating properties and REO assets consist primarily of properties acquired as a result of foreclosure or purchase and were initially recorded at the lower of cost or fair value, less estimated costs to sell the property. Our fair value assessment procedures are more fully described in note 6. At June 30, 2015, we held total operating properties and REO assets of $152.8 million, of which $18.6 million were held for development, $50.3 million were held for sale, and $83.9 million were held as operating properties. At December 31, 2014, we held total operating properties and REO assets of $145.4 million, of which $8.2 million were held for development, $53.7 million were held for sale, and $83.5 million were held as operating properties. A roll-forward of REO activity from December 31, 2014 to June 30, 2015 is as follows (dollars in thousands):

	Operating Properties	# of Projects	Held for Development	# of Projects	Held for Sale	# of Projects	Total Net Carrying Value
Balance, December 31, 2014	$83,481	3	$8,205	1	$53,686	29	$145,372
Additions:
Net principal carrying value of loans foreclosed	—	—	—	—	663	2	663
Capital costs/ additions	1,595	—	10,428	—	7,480	12	19,503
Reductions:
Cost of properties sold	—	—	—		(11,389)	(12)	(11,389)
Impairment	—	—	—	—	(140)	—	(140)
Depreciation and amortization	(1,176)	—	—	—	—	—	(1,176)
Balance, June 30, 2015	$83,900	3	$18,633	1	$50,300	31	$152,833

During the six months ended June 30, 2015, we sold seventeen REO assets (or portions thereof) for $11.6 million (net of selling costs), resulting in a total net loss of $0.2 million. During the six months ended June 30, 2014, we sold fourteen REO assets (or portions thereof) for $48.1 million (net of selling costs), of which we financed $8.4 million, for a net gain of $12.0 million. Subsequent to June 30, 2015, the Company sold one REO asset for $16.0 million (net of selling costs), of which we financed $11.0 million in the form of a seller carryback note.

During the six months ended June 30, 2015, we acquired two REO assets resulting from foreclosure of the related loans. In addition, as discussed in Note 1, we were awarded certain real estate assets and equity interests in a number of limited liability companies and limited partnerships with various real estate holdings and related assets in connection with certain enforcement and collection activities. Certain of these entities have been consolidated in the accompanying condensed consolidated financial statements based on our determination of the Company’s controlling financial interest in each such entity.

Based on our analysis, the consolidated entities in which these equity interests were awarded did not meet the definition of a business under GAAP since the only assets of such entities consist of unimproved real estate holdings, and the entities lack inputs and processes necessary to produce outputs. For this and other reasons, the entities did not qualify under the VIE model, and we instead applied the voting interest model to ascertain the need for consolidation. Because the entities do not qualify as businesses, the acquisition of such interests in these entities was deemed to be an asset acquisition, whereby we recorded our proportionate interest of each entity’s total assets and liabilities at fair value at the date of acquisition. Thereafter, any subsequent income or loss was allocated to controlling and noncontrolling interests based on their respective ownership percentages. The aggregate fair value of our interest in the underlying real estate assets of the consolidated entities, after elimination of intercompany balances, totaled $7.0 million, which is classified as held for sale in the accompanying condensed consolidated balance sheets. Certain of such assets were sold during the six months ended June 30, 2015, resulting in the recording of a noncontrolling interest totaling $0.6 million.

The initial accounting for these newly consolidated entities is incomplete with respect to the values assigned to other potential assets and liabilities as the Company did not have sufficient time to finalize these respective valuations and, accordingly, the amounts recognized in these condensed consolidated financial statements are provisional. We are continuing to investigate and evaluate the remaining assets and liabilities of these entities, but after elimination of intercompany balances, do not believe such amounts will be material.

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 — OPERATING PROPERTIES AND REAL ESTATE HELD FOR DEVELOPMENT OR SALE- continued

 REO Planned Development

As previously reported, during the year ended December 31, 2014, the Company, through a wholly owned subsidiary, formed a joint venture with a third party developer, Titan Investments, LLC (“Titan”) for the purpose of holding and developing certain real property for a planned multi-family residential housing and retail development located in the Minneapolis suburb of Apple Valley to be known as Parkside Village (the “Apple Valley Project”). The first phase of the Apple Valley Project will consist of a 196-unit multi-family residential housing development known as Gabella (“Gabella”). The Joint Venture created a wholly-owned subsidiary, IMH Gabella, LLC, (“IMH Gabella”) to hold the Gabella assets and enter into related agreements.

A wholly owned subsidiary of the Company is the managing member of IMH Gabella, and holds a 93% ownership interest in, the Joint Venture. Titan holds a 7% ownership interest in the Joint Venture with the right to acquire an additional 3.2% profits-only interest based upon the satisfaction of certain budget and completion milestones with respect to the project. The Company has the power and authority to govern the business of the Joint Venture, subject to certain conditions. During the year ended December 31, 2014, we contributed certain land and made certain cash equity contributions to the Joint Venture, and IMH Gabella secured a construction loan in the amount of $24.0 million for which the Company is a guarantor. Funding under this loan commenced during the second quarter of 2015 as the Company completed the required $11.5 million equity funding under the loan. The Company is not required to make any additional capital contributions after meeting the equity requirements under the construction loan. In the event that certain specified occupancy targets are met, Titan has the right to have its interests repurchased by the Joint Venture. The Joint Venture also has certain rights to redeem Titan’s interests in the event Titan fails to exercise those put rights within a specified time. Generally, income or loss will be allocated among the members of the Joint Venture in accordance with their respective percentage interests. Upon a sale of the project, the sale proceeds shall be distributed first to the Company in an amount equal to its capital contributions less any previous distributions it may have received, and then to the members in accordance with their respective interests in the Joint Venture.

The Company’s interests in the Joint Venture relate to equity ownership and profits participation between the partners; a profits interest arrangement between the partners involving certain budget and completion milestones; equity option provisions; a parental guarantee related to construction financing; and contractual arrangements limiting Titan’s initial participation in the economics of certain assets and liabilities. Terms of the equity option require the Company to purchase Titan’s equity investment upon certain conditions, after a specified period of time if Titan elects to sell its equity investment. The Company will provide the Joint Venture with all initial capital, execute contracts on behalf of the Joint Venture, and has final approval rights over all significant matters. The assets, liabilities, and results of operations of IMH Gabella are included in the Company’s condensed consolidated financial statements under the voting interest model. Titan had no reportable interest in the assets, liabilities or equity at June 30, 2015 or December 31, 2014, or in the net loss during the six months ended June 30, 2015 of the Joint Venture.

Costs related to the development or improvements of the Company’s real estate assets are generally capitalized and costs relating to holding the assets are generally charged to expense. Cash outlays for capitalized development costs totaled $16.2 million during the six months ended June 30, 2015. In addition, costs and expenses related to operating, holding and maintaining such properties (including property taxes), which are expensed and included in property taxes and other operating expenses for REO assets in the accompanying consolidated statement of operations, totaled approximately $6.9 million and $12.8 million for the three and six months ended June 30, 2015, respectively, and $6.8 million and $12.4 million for the three and six months ended June 30, 2014, respectively.

We continue to evaluate our use and disposition options with respect to our REO assets. REO assets that are classified as held for sale are measured at the lower of carrying amount or fair value, less estimated cost to sell and are subject to fair value analysis on not less than a quarterly basis. REO assets that are classified as held for development or as operating properties are considered “held and used” and are evaluated for impairment when circumstances indicate that the carrying amount exceeds the sum of the un-discounted net cash flows expected to result from the development or operation and eventual disposition of the asset.

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - INVESTMENT IN UNCONSOLIDATED ENTITIES AND RELATED MATTERS
As described in Note 1, during the second quarter of 2015, the Company, through certain subsidiaries, obtained certain real estate assets and equity interests in a number of limited liability companies and limited partnerships with various real estate holdings and related assets as a result of certain enforcement and collection efforts. Several of the limited liability companies and partnerships hold interests in real property and are now co-owned with various unrelated third parties. Certain of these entities have been consolidated in the accompanying condensed consolidated financial statements while others have been accounted for under the equity method of accounting, based on the extent of the Company’s controlling financial interest in each such entity. For entities where the Company does not control the real estate venture, and the other partners (or the equivalent) hold substantive participating rights, the Company uses the equity method of accounting.

ASC 323 Investments - Equity Method and Joint Ventures and Article 4.08(g) of Regulation S-X require that summarized financial information of material investments accounted for under the equity method be provided for the investee’s financial position and results of operations including assets, liabilities and results of operations. Notwithstanding the extensive efforts of the Company to compile the necessary financial information, the Company has determined that the information needed for the preparation of historical financial statements of these entities to satisfy these requirements is not available or otherwise sufficiently reliable. As a result, the Company has elected to present financial information on its investment in these entities based on the fair value of the underlying real estate assets and estimable liabilities as of June 30, 2015, as it believes this information is reliable and relevant to the users of its financial statements.

The initial accounting for the business combination is incomplete with respect to the values assigned to other potential tangible and intangible assets acquired and liabilities assumed as the Company did not have sufficient time to finalize these respective valuations and, accordingly, the amounts recognized in these condensed consolidated financial statements are provisional. We are continuing to investigate and evaluate the remaining assets and liabilities of these entities, but after elimination of intercompany balances, do not believe such amounts are material. Further, although the Company acknowledges that the information provided does not comply with all of the provisions of ASC 323 or Article 4.08(g) of Regulation S-X, it does not believe that the lack of the omitted disclosure, or the information of the financial position reflecting the cost basis of its investment provided, results in a material omission or misstatement of the Company’s condensed consolidated financial statements taken as a whole.

The following information summarizes the financial position of the entities in which the Company holds investments that are recorded on the equity method of accounting as of June 30, 2015 (in thousands).

Summary of Financial Position	Total assets	Total liabilities	Total Equity	Total Liabilities and Equity	Company's Investment
	$15,575	$927	$14,648	$15,575	$3,064

The assets of the foregoing entities include primarily unimproved real estate and rights to develop water located in the Southwestern United States. The Company does not consolidate the foregoing entities because the Company and the other owners of equity interests in these entities share decision making abilities and have joint control over the entities, and/or because the Company does not control the activities of the entities. Under the court-approved settlement, the Company does not have any obligation to fund the outstanding liabilities or working capital needs of these entities. The Company’s interests in these entities range from 2.4% to 48.0% and, collectively, the Company’s net investment in these entities totals $3.1 million at June 30, 2015.

The results of operations of our acquired interest in these entities have been included in the accompanying consolidated statements of operations since the respective acquisition closing dates.  We have not presented pro forma consolidated financial information for the Company for three and six months ended June 30, 2015 and 2014 as if the acquired interest in these entities discussed above had occurred at the beginning of the earliest period presented because, as described above, the information needed for the preparation of historical financial statements of these entities to satisfy these requirements is not available or otherwise sufficiently reliable. Moreover, we believe that there was minimal activity during the last two fiscal years.  Accordingly, we do not believe that the lack of the omitted disclosure results in a material omission or misstatement of the Company’s condensed consolidated financial statements taken as a whole.

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 — INVESTMENT IN UNCONSOLIDATED ENTITIES AND RELATED MATTERS- continued

Guarantee on Preferred Investment Senior Secured Indebtedness

In connection with the sale of our preferred equity investment in a joint venture to the holder of the other primary interests in the joint venture during the fourth quarter of 2013, the Company agreed to continue to serve as a limited guarantor on the senior indebtedness of the joint venture that was secured by the joint venture’s operating properties and for which we were entitled to receive certain remuneration until we were released from the limited guarantee. We agreed to remain as a limited guarantor until the earlier of 1) the borrower’s identification of a suitable substitute guarantor, the approval thereof by the senior lender, and our release from the guarantee, or 2) repayment of the senior indebtedness which was scheduled to mature in February 2017. As consideration for its limited guarantee, the Company received aggregate payments of $0.5 million and $0.8 million during the six months ended June 30, 2015 and 2014, respectively. Such payments were considered earned when received.

During the first quarter of 2015, the borrower secured a replacement guarantor on the senior loan, and we entered into a court-approved settlement with the borrower pursuant to which the Company received a settlement payment of $1.3 million and was released from any potential liability under the guarantee.

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 — FAIR VALUE

Valuation Allowance and Fair Value Measurement of Loans and Real Estate Held for Sale

Our valuation analysis processes and procedures are disclosed in our previously filed Annual Report on Form 10-K for the fiscal year ended December 31, 2014.  We perform a valuation analysis of our loans, REO held for sale and derivative investments not less frequently than on a quarterly basis. We consider all relevant, material circumstances to determine if, and the extent to which, a valuation allowance is required.

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

Our fair value measurement is based on the highest and best use of each property which is generally consistent with our current use for each property subject to valuation. In addition, our assumptions are established based on assumptions that we believe market participants for those assets would also use. During the period ended June 30, 2015, we performed both a macro analysis of market trends and economic estimates, as well as a detailed analysis on selected significant loan and REO assets.

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 — FAIR VALUE- continued

The following is a summary of the procedures performed in connection with our fair value analysis as of and for the period ended June 30, 2015:

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

3.
For the period ended June 30, 2015, given the lack of significant change in overall general market conditions since December 31, 2014 of our legacy portfolio, we performed an internal analysis to evaluate fair value of our portfolio. Our internal analysis of fair value included a review and update of current market participant activity, overall market conditions, the current status of the project, our direct knowledge of local market activity affecting the project, as well as other market indicators obtained through our asset management group and various third parties to determine whether there were any indications of a material increase or decrease in the value of the underlying collateral or REO asset since the last complete third party valuation for such asset. Our asset-specific analysis focused on the higher valued assets of our loan collateral and REO portfolio. We considered the results of our analysis and the potential valuation implication to the balance of the portfolio based on similar asset types and geographic location.

4.
For the real estate assets received directly and those owned by the entities for which we recently acquired equity interests as a result of our enforcement and collection efforts, we obtained valuation reports from outside independent third-party valuation firms to assist management in determining the fair value for the majority of such assets, other than those assets which sold during the six months ended June 30, 2015.

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

Based on our analysis, the valuation approach taken and assumptions utilized with respect to each asset at December 31, 2014 remained generally applicable at June 30, 2015, except for those assets subject to a recent bona fide written third-party offer or executed purchase and sales agreements to buy our loan or REO asset. See our previously filed Annual Report on Form 10-K for the fiscal year ended December 31, 2014 for a summary of the key assumptions and valuation methodologies utilized to derive fair value.

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

Valuation Conclusions

Based on the results of our evaluation and analysis, during the three and six months ended June 30, 2015, we recorded a non-cash recovery of prior credit losses on our loan portfolio of $0.5 million, and none for the three and six months ended June 30, 2014. In addition, we recorded other net recoveries of credit losses of $9.2 million and $10.2 million for the three and six months ended June 30, 2015, respectively, and $0 and $0.5 million during the three and six months ended June 30, 2014,

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 — FAIR VALUE- continued

respectively, relating to the collection of cash and other assets from guarantors on certain legacy loans. We recorded impairment of charges of $0.1 million for real estate owned during the three and six months ended June 30, 2015, and none for the three and six months ended June 30, 2014.

As of June 30, 2015 and December 31, 2014, the valuation allowance totaled $14.0 million and $15.6 million, respectively, representing 56.0% and 38.8%, respectively, of the total outstanding loan principal and accrued interest balances. Based on the valuation and impairment allowance recorded as of June 30, 2015, we believe that, as of that date, the fair value of our loans and REO assets held for sale is adequate in relation to the net carrying value of the related assets and that no additional valuation allowance or impairment is considered necessary. While the above results reflect management’s assessment of fair value as of June 30, 2015 based on currently available data, we will continue to evaluate our loan and REO portfolio to determine the adequacy and appropriateness of the valuation allowance and/or impairment balances. Depending on market conditions, such updates may yield materially different values and potentially increase or decrease the valuation allowance for loans or impairment charges for REO assets.

Valuation Categories

There were no losses recorded during the three and six months ended June 30, 2015 or 2014 in the categories for which net mortgage loans and REO held for sale were measured at fair value on a non-recurring basis based upon the lowest level of significant input to the valuation as of June 30, 2015 or 2014.

Additionally, there were no other assets that were measured at fair value using Level 1 or Level 2 inputs for which any losses were recorded during the three or six months ended June 30, 2015 or 2014. Generally, all of our mortgage loans and REO held for sale are valued using significant unobservable inputs (Level 3) obtained through updated analysis prepared by our asset management staff, except for such assets for which third party offers or executed purchase and sale agreements were used, which are considered Level 2 inputs. Changes in the use of Level 3 valuations are based solely on whether we utilized third party offers for valuation purposes.

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 — DEBT, NOTES PAYABLE AND SPECIAL ASSESSMENT OBLIGATIONS

At June 30, 2015 and December 31, 2014, our notes payable and special assessment obligations consisted of the following (in thousands):

	June 30, 2015	December 31, 2014
Notes Payable, Net
$50.0 million non-recourse note payable secured by first liens on operating hotel properties and related assets, bears annual interest at the greater of a) 7.25% or b) LIBOR plus 6.75%, actual interest at minimum rate of 7.25% at June 30, 2015, matures February 1, 2018, interest only payable monthly, principal due at maturity, subject to a carve-out guarantee by the Company	50,000	—
$24.4 million non-recourse note payable secured by first liens on certain real estate assets of the Company, bears annual interest at greater of a) 9.0% or b) LIBOR plus 8.5%, actual interest at minimum rate of 9.0% at June 30, 2015, matures February 1, 2017, interest only payable monthly, subject to a carve-out guarantee by the Company	24,365	—
$4.4 million non-recourse note payable secured by first liens on certain real estate assets of the Company, bears annual interest at greater of a) 9.0% or b) LIBOR plus 8.5%, actual interest at minimum rate of 9.0% at June 30, 2015, matures February 1, 2017, interest only payable monthly, subject to a carve-out guarantee by the Company	4,385	—
Restructured senior note payable dated July 24, 2014 secured by substantially all Company assets, bears contractual annual interest at 17%, matures July 24, 2015 (repaid during six months ended June 30, 2015)	—	36,000
$24.8 million note payable to a bank assumed on May 14, 2013 in connection with a deed-in-lieu of foreclosure acquisition, secured by operating hotel properties, bears annual interest of 8%, matures March 24, 2017 (repaid during six months ended June 30, 2015)	—	24,765
Unsecured note payable under class action settlement, face value of $10.2 million, net of discount of $3.1 million at June 30, 2015, 4% annual interest rate (14.6% effective yield), interest payable quarterly, matures April 28, 2019	7,060	6,763
$1.1 million development assistance note payable to Apple Valley Economic Development Authority, dated March 29, 2013, secured by developmental real estate, annual interest rate 6%, maturing December 31, 2016. Expected to be forgiven upon completion of Gabella project, subject to various requirements	762	762
$3.7 million settlement payable to a municipality dated June 2012, for outstanding property tax and related obligations for certain parcels, payable over five and ten years, bearing annual interest of 10%, maturing in June 2017 and 2022, respectively. Repaid during the six months ended June 30, 2015.	—	467
$24.0 million construction note payable to a bank dated October 2014 for the construction of Gabella, secured by real property and improvements, bears annual interest of LIBOR plus 3.75%, with a floor of 4.25% (4.25% at June 30, 2015 and December 31, 2014), matures October 20, 2017.	3,623	1
Other financings	13	252
Special Assessment Obligations
$3.7 million community facility district bonds dated 2005, secured by residential land located in Buckeye, Arizona, annual interest rate ranging from 5%-6%, matures April 30, 2030	3,207	3,339
$2.3 million special assessment bonds dated between 2002 and 2007, secured by residential land located in Dakota County, Minnesota, annual interest rate ranging from 6%-7.5%, maturing various dates through 2022	1,525	1,642
Note Payable to Related Party
$5.0 million unsecured note payable to an affiliate of a shareholder dated December 31, 2014, bears interest at 16% per annum plus exit fee, all amounts due and payable upon maturity, original maturity of April 24, 2015 extended to August 24, 2015	5,000	5,000
Totals	$99,940	$78,991
A roll-forward of notes payable and related obligations from December 31, 2014 to June 30, 2015 is as follows (in thousands):

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 — DEBT, NOTES PAYABLE AND SPECIAL ASSESSMENT OBLIGATIONS- continued

	Notes Payable, Net	Special Assessment Obligations	Note Payable to Related Party	Totals
Balance, December 31, 2014	$69,010	$4,981	$5,000	$78,991
Additions:
Accretion of discount	297	—	—	297
Note additions	82,373	—	—	82,373
Reductions:
Principal payments	(61,472)	(249)	—	(61,721)
Balance, June 30, 2015	$90,208	$4,732	$5,000	$99,940

Interest expense for the three months ended June 30, 2015 and 2014 was $2.4 million and $4.7 million, respectively. Interest expense for the six months ended June 30, 2015 and 2014 was $5.2 million and $9.6 million, respectively.

Senior Indebtedness

During the six months ended June 30, 2015, the Company, through various of its subsidiaries, entered into a series of loan agreements, promissory notes and related agreements with Calmwater Capital 3, LLC (“Calmwater”) for loans in the aggregate principal amount of $78.8 million for the purposes of refinancing 1) the Company’s $36.0 million senior secured loan with NWRA Ventures I, LLC (“NW Capital”) and 2) a $24.8 million note payable from a bank, as well as to provide working capital for certain development activities and operational costs.

The Company set aside $4.0 million of the loan proceeds to fund a portion of the balance of its $11.5 million equity commitment for the construction of Gabella, as described below. In addition, the Company will utilize $2.0 million of the loan proceeds to complete a $6.3 million capital improvement program at the Company’s hotel properties and restaurant located in Sedona, Arizona, which commenced during the second quarter of 2015. The balance of the loan proceeds is expected to be used for certain fees, reserves, and working capital.

The general terms of the respective loans are as follows:

•
The first loan is a $50.0 million non-recourse loan secured by first liens on the Company’s two operating hotel properties and restaurant located in Sedona, Arizona (“the Sedona Loan”). The Sedona Loan requires interest only payments beginning on March 1, 2015 and bears annual interest at a base equal to the sum of: (i) the greater of (A) 0.50% per annum or (B) LIBOR (as defined) plus (ii) 6.75% per annum. In connection with the Sedona Loan, the Company entered into an interest rate cap agreement for the initial two-year term of the loan with a LIBOR-based strike rate, which the Company elected to expense upon execution. The Sedona Loan has a maturity date of February 1, 2018 with an option by the Company to extend the maturity date for two consecutive 12-month periods, provided that 1) there are no outstanding events of default, 2) the Company obtains an extended interest rate cap agreement and 3) the Company complies with the other applicable terms set forth in the loan agreement including the payment of an extension fee of $0.5 million. The Sedona Loan is subject to a non-recourse carve-out guaranty by the Company which also includes a guarantee of completion of certain capital improvements at the Company’s hotel properties.

The Sedona Loan contains customary affirmative and negative covenants and requires the Company to fund customary annual interest, tax, and insurance reserve accounts, each of which are pledged as additional collateral for the Sedona Loan. Additional reserves are required in connection with certain scheduled capital improvements that commenced during the second quarter of 2015. The Sedona Loan also contains customary events of default, the occurrence of which could result in the acceleration of the obligations under the loan and, under certain circumstances, the application of a default interest rate during the existence of an event of default at a rate equal 5.0% in excess of the note rate. The Company is permitted to make optional prepayments at any time, subject to a yield maintenance prepayment fee if the prepayment is made prior to February 1, 2016 and a .50% prepayment premium if paid prior to February 1, 2017, and other conditions set forth in the loan agreement. Thereafter, the Company may prepay the Sedona Loan in full or in part without yield maintenance fees or prepayment premium costs.

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

Convertible Notes Payable/Exit Fee Payable

As more fully described in our Form 10-K for the year ended December 31, 2014, on June 7, 2011, we entered into and closed funding of a $50.0 million senior secured convertible loan with NW Capital. The loan was originally scheduled to mature on June 6, 2016 and bore contractual interest at a rate of 17% per year. The loan agreement also contained certain restrictive covenants which required NW Capital’s consent as a condition to our taking certain actions. The restrictive covenants related to our ability to sell or encumber our assets, issue additional indebtedness, restructure or modify our ownership structure, settle litigation over $10.5 million, enter into new material agreements and certain other operational matters. On July 24, 2014, the Company entered into a series of agreements and transactions in connection with the partial refinancing and restructuring of the NW Capital loan pursuant to a payoff agreement, as amended (“Payoff Agreement”).

Pursuant to the Payoff Agreement, the Company and NW Capital entered into certain amendments to the NW Capital loan (collectively, the “Modified Loan”) the principal terms of which were as follows: (1) the maturity date was changed to July 22, 2015 (the “Maturity Date”); (2) the conversion rights that had been held by NW Capital to convert the debt into our Series A preferred stock were eliminated; (3) the new principal balance was set at $45.0 million (and subsequently paid down to $36 million at December 31, 2014); (4) interest would accrue at 17% per annum, payable by the Company on a quarterly basis; and (5) on October 24, 2014, and no later than every 90 days thereafter until the Maturity Date, the Company was required to make payments equal to the sum of: (x) $5.0 million (which payment was to be applied toward the then-outstanding principal and interest due on the Modified Loan); and (y) a fee of one percent (1)% of the then-outstanding principal balance of the Modified Loan. As a result of the material change in loan terms, the NW Capital loan was treated as a termination of the existing loan and issuance of a new loan.
As described above, during the six months ended June 30, 2015, we secured replacement financing and repaid the Modified Loan in full.

Exchange Notes

As more fully described in our annual report on Form 10-K for the year ended December 31, 2014, we were required under the terms of a class action settlement to effect an offering to issue up to $20 million in five-year, 4%, unsecured notes to participating shareholders in exchange for common stock held by such shareholders at a price of $8.02 per share (“Exchange Offering”). The Exchange Offering was completed in April 2014 and we issued Exchange Offering notes (“EO Notes”) to participating shareholders with a face value of $10.2 million, which were recorded by the Company at fair value. The estimated

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 — DEBT, NOTES PAYABLE AND SPECIAL ASSESSMENT OBLIGATIONS- continued

fair value of the EO Notes was $6.4 million based on the fair value and the imputed effective yield of such notes of 14.6% (as compared to the note rate of 4%) resulting in an original debt discount of the EO Notes of $3.8 million, with a balance of $3.1 million as of June 30, 2015. This amount is reflected as a debt discount in the accompanying financial statements, and is being amortized as an adjustment to interest expense using the effective interest method over the term of the EO Notes. The amortized discount added to the principal balance of the EO Notes during the six months ended June 30, 2015 totaled $0.3 million. Interest is payable quarterly in arrears each January. April, July and October during the term of the EO Notes with the initial interest payment due in July 2014. The EO Notes mature on April 28, 2019, and may be prepaid in whole or in part without penalty at the option of the Company. However, subject to certain minimum cash and profitability conditions, the terms of the EO Notes may require a 50% prepayment on April 29, 2018.

Construction Loan
During the year ended December 31, 2014, the Company secured a construction loan in connection with the Gabella development in the amount of $24.0 million (the “Construction Loan”) from a bank pursuant to a Construction Loan Agreement entered into between IMH Gabella and the bank, dated as of October 20, 2014. In addition to the Construction Loan, the project’s development costs were financed through an equity contribution of $11.5 million by the Company consisting of entitled land and working capital. The equity funding requirement was satisfied in the second quarter of 2015, and the Company made draws totaling $3.6 million on the Construction Loan during the quarter ended June 30, 2015. The Construction Loan is secured by a first lien mortgage on the project as well as certain adjacent parcels that are planned for future development, improvements thereon, and an assignment of rents and revenues. Unless there is an event of default, the Construction Loan bears annual interest at the greater of three-month LIBOR plus 375 basis points, or 4.25%. The loan matures October 20, 2017, provided, however, that the initial term may be extended for two additional one-year terms subject to the satisfaction of certain conditions, including the payment of an extension fee equal to 0.25% of the then outstanding principal balance of the Construction Loan. Interest only payments on any outstanding principal commenced on November 1, 2014. Monthly payments of principal and interest will commence on the earlier of (i) November 1, 2016 and (ii) the first month following stabilization (as defined in the loan agreement). The Construction Loan is subject to certain financial covenants, one of which is a requirement that the Company maintain a minimum net worth of $50.0 million throughout the term of the loan. The Construction Loan is also subject to a completion and repayment carve-out guarantee by the Company and requires a minimum liquidity balance of $7.5 million which commenced on the initial construction draw in April 2015. In the event of prepayment of the Construction Loan within two years from the initial funding date, a prepayment penalty shall be due equal to two years of interest less non-default interest paid through the prepayment date. Thereafter, the Construction Loan may be paid without penalty.

Other Notes Payable Activity

During 2013, we assumed a $24.8 million note payable from a bank in connection with a deed-in-lieu of foreclosure that was secured by the related hotel operating properties. The note payable bore annual interest of 8%, with required monthly payments of principal and interest and the outstanding principal due at maturity on March 28, 2017. During the first quarter of 2015, we secured replacement financing and repaid the note payable in full and paid a $0.5 million prepayment penalty.

In connection with our Gabella multifamily housing development in Apple Valley, Minnesota, we entered into, among other agreements, a business subsidy agreement and related loan agreement dated March 29, 2013, as amended on July 10, 2014, with the Apple Valley Economic Development Authority (“EDA”). Under the terms of the business subsidy agreement, the EDA agreed to advance to us up to $1.1 million as a loan, but in no event to exceed the amount received from Dakota County for the statutory penalty and interest on special assessment taxes which were assessed in the tax years 2007 through 2011, which has been paid in full as of June 30, 2015. The loan bears interest at the rate of 6.0% per annum which accrues until the loan is satisfied or paid in full. If we complete the development project by no later than April 30, 2016, and certain other conditions are satisfied, the EDA is expected to forgive the loan in its entirety. If we do not meet certain specified development goals, the loan and all accrued unpaid interest must be repaid on or before December 31, 2017. In addition, under the agreement, we are not allowed to sell, transfer or otherwise convey all or part of the property for a period of five years following completion without the prior written consent of EDA. As of June 30, 2015 and December 31, 2014, the total amount advanced to us under the loan agreement was $0.8 million.

In conjunction with the Gabella development project described above, we also entered into a settlement agreement in June 2012 with the local municipality relating to outstanding past due property taxes, penalties and interest on various parcels totaling $3.7 million and bearing annual interest of 10%. Under the terms of the settlement agreement, we were required to make annual

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 — DEBT, NOTES PAYABLE AND SPECIAL ASSESSMENT OBLIGATIONS- continued

payments over either a five or ten year period, depending on the parcel. The outstanding balance of the settlement obligation totaled $0.5 million at December 31, 2014 which was repaid in full during the first quarter of 2015.

Special Assessment Obligations

As of June 30, 2015 and December 31, 2014, obligations arising from our allocated share of certain community facilities district special revenue bonds and special assessments had carrying values of $4.7 million and $5.0 million, respectively. These obligations are described below.

One of the special assessment obligations had an outstanding balance of $3.2 million and $3.3 million as of June 30, 2015 and December 31, 2014, and has an amortization period that extends through April 30, 2030, with an annual interest rate ranging from 5% to 6%. This special assessment obligation is secured by certain real estate held for sale consisting of 171 acres of unentitled land located in Buckeye, Arizona which had a carrying value of $5.0 million at June 30, 2015.

The other special assessment obligations are comprised of a series of special assessments that collectively had an outstanding balance of $1.5 million and $1.6 million as of June 30, 2015 and December 31, 2014, respectively. These special assessment obligations have amortization periods that extend through 2022, with annual interest rates ranging from 6% to 7.5%. These special assessment obligations are secured by certain real estate held for development consisting of 13 acres of unentitled land located in Dakota County, Minnesota, which land has a carrying value of approximately $18.6 million at June 30, 2015. We made principal repayments on these special assessment obligations of $0.3 million during the six months ended June 30, 2015.

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

The SRE Note was originally scheduled to mature on the 91st day after full repayment of the Modified Loan, which was repaid on January 23, 2015, resulting in an original maturity date of the SRE Note of April 24, 2015. The SRE Note contained a facility exit fee equal to the amount of interest that would accrue through August 23, 2015. During the second quarter of 2015, the Company entered into two separate amendments to extend the maturity date to August 24, 2015 (“Extended Maturity Date”), and agreed to pay a previously agreed upon fee of $50,000 for the first such extension, and the same fee for the second extension plus payment of all accrued interest through each of the amendment dates. The SRE Note bears interest at a per annum base rate of 16%, and is subject to increase in the event the SRE Note is not repaid in full on or prior to the maturity date. In connection with the execution of the loan agreement on December 31, 2014, the Company paid a structuring fee of $0.1 million.

Our debt, notes payable and special assessment obligations have the following scheduled maturities as of June 30, 2015 (in thousands):

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 — DEBT, NOTES PAYABLE AND SPECIAL ASSESSMENT OBLIGATIONS- continued

Year	Amount
2015	$5,129
2016	1,134
2017	32,753
2018	50,383
2019	7,452
Thereafter	3,089
Total	$99,940

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – SEGMENT INFORMATION

Operating segments are defined as components of an enterprise that engage in business activity from which revenues are earned and expenses incurred for which discrete financial information is available that is evaluated regularly by our chief operating decision makers in deciding how to allocate resources and in assessing performance. As of and for the period ended June 30, 2015, the Company’s reportable segments are based on the products and services offered by the Company and management’s intent for such assets, which include the following:

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

Disposal of Individually Significant Component

As previously reported, we entered into an agreement in 2014 to sell the operating assets that comprise our currently sole commercial real estate leasing operating segment. The transaction is scheduled to close in the third quarter of 2015. Accordingly, the related operating assets have been classified as held for sale in the accompanying condensed consolidated balance sheets as of June 30, 2015 and December 31, 2014. Based on management’s analysis, the sale of this business segment does not require separate discontinued operations financial statement presentation since the disposition of this asset represents neither a strategic shift for the Company, nor will it have a major effect on our operations and financial results. In addition, while the sale of the assets may require partial seller financing, we do not anticipate any significant continuing involvement with the related operations.

As noted in the following tables, the commercial real estate leasing operation segment contributed a pretax loss of $0.1 million for the three months ended June 30, 2015 and pretax loss of $0.0 million for the six months ended June 30, 2015, and $0.2 million and $0.8 million in pretax losses for the three and six months ended June 30, 2014, respectively.

Condensed consolidated financial information for our reportable operating segments as of June 30, 2015 and December 31, 2014 and for the three and six month periods ended June 30, 2015 and 2014 is summarized as follows (in thousands):

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – SEGMENT INFORMATION- continued

Balance Sheet Items	June 30, 2015	December 31, 2014
Total Assets	(unaudited)
Mortgage and REO - Legacy Portfolio and Other Operations	$90,505	$73,883
Commercial Real Estate Leasing Operations	16,823	16,291
Hospitality and Entertainment Operations	93,232	85,437
Corporate and Other	5,354	6,161
Consolidated	$205,914	$181,772
Notes Payable, Special Assessment Obligations, Capital Leases and Other Long Term Obligations
Mortgage and REO - Legacy Portfolio and Other Operations	$37,879	$6,297
Hospitality and Entertainment Operations	51,176	25,948
Corporate and Other	12,071	47,945
Consolidated	$101,126	$80,190
Operating Liabilities
Mortgage and REO - Legacy Portfolio and Other Operations	$4,832	$2,235
Commercial Real Estate Leasing Operations	543	651
Hospitality and Entertainment Operations	4,473	3,964
Corporate and Other	1,856	3,715
Consolidated	$11,704	$10,565

	Three Months Ended June 30, 2015 (Unaudited)
Income Statement Items	Mortgage and REO - Legacy Portfolio and Other Operations	Commercial Real Estate Leasing Operations	Hospitality and Entertainment Operations	Corporate and Other	Consolidated
Revenues:
Operating property revenue	$13	$423	$8,396	$62	$8,894
Investment and other income	300	1	—	3	304
Mortgage loan income, net	175	—	—	—	175
Total Revenue	488	424	8,396	65	9,373
Expenses:
Operating Property Direct Expenses (exclusive of interest and depreciation):
Payroll related expenses	—	19	2,843	—	2,862
Cost of sales	—	—	888	—	888
Property taxes	—	83	71	—	154
Management fees	—	13	410	—	423
Other costs	—	260	1,986	—	2,246
Operating Property Direct Expenses (exclusive of interest and depreciation)	—	375	6,198	—	6,573
Expenses for Non-Operating Real Estate Owned:
Property taxes	179	—	—	—	179
Other costs	145	—	—	1	146

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – SEGMENT INFORMATION- continued

	Three Months Ended June 30, 2015 (Unaudited)
Income Statement Items	Mortgage and REO - Legacy Portfolio and Other Operations	Commercial Real Estate Leasing Operations	Hospitality and Entertainment Operations	Corporate and Other	Consolidated
Expenses for Non-Operating Real Estate Owned	324	—	—	1	325
Professional Fees:
Financial reporting - audit, legal and tax	2	—	—	221	223
Other legal	399	—	—	118	517
Asset management	127	—	—	—	127
Other costs	—	—	—	178	178
Professional Fees	528	—	—	517	1,045
General and Administrative Expenses:
Payroll related expenses	—	—	—	1,795	1,795
Insurance expense	14	—	—	253	267
Rent	—	—	—	52	52
Other general and administrative costs	87	—	—	346	433
General and Administrative Expenses	101	—	—	2,446	2,547
Other Expenses (Income):
Interest expense	900	—	1,048	469	2,417
Depreciation and amortization expense	1	—	598	52	651
Loss on disposal of assets, net	239	—	—	—	239
Recovery of credit losses, net	(9,742)	(3)	—	—	(9,745)
Impairment of real estate owned	—	140	—	—	140
Other Expenses (Income)	(8,602)	137	1,646	521	(6,298)
Total Expenses (Income)	(7,649)	512	7,844	3,485	4,192
Net Income (Loss)	8,137	(88)	552	(3,420)	5,181
Net Income Attributable to Noncontrolling Interests	(586)	—	—	—	(586)
Cash Dividend on Redeemable Convertible Preferred Stock	—	—	—	(533)	(533)
Deemed Dividend on Redeemable Convertible Preferred Stock	—	—	—	(571)	(571)
Net Income (Loss) Attributable to Common Shareholders	$7,551	$(88)	$552	$(4,524)	$3,491

	Three Months Ended June 30, 2014 (Unaudited)
Income Statement Items	Mortgage and REO - Legacy Portfolio and Other Operations	Commercial Real Estate Leasing Operations	Hospitality and Entertainment Operations	Corporate and Other	Consolidated
Revenues:
Operating property revenue	$—	$464	$7,225	$—	$7,689

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – SEGMENT INFORMATION- continued

	Three Months Ended June 30, 2014 (Unaudited)
Income Statement Items	Mortgage and REO - Legacy Portfolio and Other Operations	Commercial Real Estate Leasing Operations	Hospitality and Entertainment Operations	Corporate and Other	Consolidated
Investment and other income	551	—	1	1	553
Mortgage loan income, net	650	—	—	—	650
Total Revenue	1,201	464	7,226	1	8,892
Expenses:
Operating Property Direct Expenses (excluding interest and depreciation):
Payroll related expenses	—	10	2,283	—	2,293
Cost of sales	—	—	824	—	824
Property taxes	—	84	85	—	169
Management fees	—	9	434	—	443
Other costs	—	223	2,284	—	2,507
Operating Property Expenses (excluding interest and depreciation)	—	326	5,910	—	6,236

Expenses for Non-Operating Real Estate Owned:
Property taxes	243	—	—	—	243
Other costs	349	—	—	1	350
Expenses for Non-Operating Real Estate Owned	592	—	—	1	593
Professional Fees:
Financial reporting - audit, legal and tax	29	—	—	327	356
Other legal	1,017	—	—	559	1,576
Asset management	30	—	—	376	406
Other costs	49	—	—	352	401
Professional Fees	1,125	—	—	1,614	2,739
General and Administrative Expenses:
Payroll related expenses	—	—	—	1,003	1,003
Insurance expense	19	—	—	281	300
Rent	—	—	—	53	53
Other general and administrative costs	38	—	—	248	286
General and Administrative Expense	57	—	—	1,585	1,642
Other Expenses (Income):
Interest expense	519	—	525	3,678	4,722
Depreciation and amortization expense	—	339	606	52	997
Gain on disposal of assets, net	(6,583)	—	—	—	(6,583)
Provision for (recovery of) credit losses, net	9	(9)	—	—	—
Other Expenses (Income)	(6,055)	330	1,131	3,730	(864)
Total Expenses (Income)	(4,281)	656	7,041	6,930	10,346
Net Income (Loss)	$5,482	$(192)	$185	$(6,929)	$(1,454)

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – SEGMENT INFORMATION- continued

	Six Months Ended June 30, 2015 (unaudited)
Income Statement Items	Mortgage and REO - Legacy Portfolio and Other Operations	Commercial Real Estate Leasing Operations	Hospitality and Entertainment Operations	Corporate and Other	Consolidated
Revenues:
Operating property revenue	$16	$799	$15,200	$63	$16,078
Investment and other income	2,105	46	—	3	2,154
Mortgage loan income	673	—	—	—	673
Total Revenue	2,794	845	15,200	66	18,905
Expenses:
Operating Property Direct Expenses:
Payroll related expenses	—	30	5,202	—	5,232
Cost of sales	—	—	1,701	—	1,701
Property taxes	—	167	141	—	308
Management fees	—	20	804	—	824
Other costs	—	480	3,672	—	4,152
Operating Property Expenses (excluding interest and depreciation)	—	697	11,520	—	12,217
Expenses for Non-Operating Real Estate Owned:
Property taxes	350	—	—	—	350
Other costs	261	—	—	2	263
Expenses for Non-Operating Real Estate Owned	611	—	—	2	613
Professional Fees:
Financial reporting - audit, legal and tax	7	—	—	480	487
Other legal	1,153	—	—	69	1,222
Asset management	213	—	—	1	214
Other costs	—	—	—	368	368
Professional Fees	1,373	—	—	918	2,291
General and Administrative Expenses:
Payroll related expenses	—	—	—	3,255	3,255
Insurance expense	22	—	—	505	527
Rent	—	—	—	105	105
Other general and administrative costs	125	—	—	728	853
General and Administrative Expense	147	—	—	4,593	4,740
Other Expenses (Income):
Interest expense	1,589	—	2,036	1,606	5,231
Depreciation & amortization expense	1	—	1,176	105	1,282
Loss on disposal of assets, net	282	—	—	—	282
Recovery of credit losses, net	(10,648)	(12)	—	—	(10,660)
Impairment of real estate owned	—	140	—	—	140
Other Expenses (Income)	(8,776)	128	3,212	1,711	(3,725)

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – SEGMENT INFORMATION- continued

	Six Months Ended June 30, 2015 (unaudited)
Income Statement Items	Mortgage and REO - Legacy Portfolio and Other Operations	Commercial Real Estate Leasing Operations	Hospitality and Entertainment Operations	Corporate and Other	Consolidated
Total Expenses (Income)	(6,645)	825	14,732	7,224	16,136
Net Income (Loss)	9,439	20	468	(7,158)	2,769
Net Income Attributable to Noncontrolling Interests	(586)	—	—	—	(586)
Cash Dividend on Redeemable Convertible Preferred Stock	—	—	—	(1,061)	(1,061)
Deemed Dividend on Redeemable Convertible Preferred Stock	—	—	—	(1,131)	(1,131)
Net Income (Loss) Attributable to Common Shareholders	$8,853	$20	$468	$(9,350)	$(9)

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – SEGMENT INFORMATION- continued

	Six Months Ended June 30, 2014 (Unaudited)
	Mortgage and REO - Legacy Portfolio and Other Operations	Commercial Real Estate Leasing Operations	Hospitality and Entertainment Operations	Corporate and Other	Consolidated
Revenues:
Operating property revenue	$8	$850	$12,869	$—	$13,727
Investment and other income	888	—	1	1	890
Mortgage loan income, net	870	—	—	—	870
Total Revenue	1,766	850	12,870	1	15,487
Expenses:
Operating Property Direct Expenses (excluding interest and depreciation):
Payroll related expenses	—	26	4,243	—	4,269
Cost of sales	—	—	1,508	—	1,508
Property taxes	—	167	171	—	338
Management fees	—	18	836	—	854
Other costs	—	461	3,813	—	4,274
Operating Property Expenses (excluding interest and depreciation)	—	672	10,571	—	11,243

Expenses for Non-Operating Real Estate Owned:
Property taxes	483	—	—	—	483
Other costs	661	—	—	2	663
Expenses for Non-Operating Real Estate Owned	1,144	—	—	2	1,146

Professional Fees:
Financial reporting - audit, legal and tax	42	—	—	494	536
Other legal	2,463	—	—	764	3,227
Asset management	48	—	—	751	799
Other costs	57	—	—	742	799
Professional Fees	2,610	—	—	2,751	5,361
General and Administrative Expenses:
Payroll related expenses	—	—	—	1,917	1,917
Insurance expense	25	—	—	584	609
Rent	—	—	—	107	107
Other general and administrative costs	38	—	—	483	521
General and Administrative Expense	63	—	—	3,091	3,154
Other Expenses (Income):
Interest expense	862	305	1,313	7,109	9,589
Depreciation and amortization expense	—	679	1,219	104	2,002
Gain on disposal of assets, net	(12,000)	—	—	—	(12,000)
Recovery of credit losses, net	(532)	(16)	—	—	(548)
Other Expenses (Income)	(11,670)	968	2,532	7,213	(957)
Total Expenses (Income)	(7,853)	1,640	13,103	13,057	19,947
Net Income (Loss)	$9,619	$(790)	$(233)	$(13,056)	$(4,460)

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 — STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE

Common Stock

Shares of Common Stock, Class B Common Stock, Class C Common Stock, and Class D Common Stock share proportionately in our earnings and losses attributable to common shareholders. There are no shares of the Class D common stock outstanding as of June 30, 2015.

In addition, at June 30, 2015 and December 31, 2014, the Company had reserved the following number of shares of its authorized but unissued common stock for possible future issuance in connection with the following (in thousands):

	June 30, 2015	December 31, 2014
Exercise and future grants of stock options	1,200	1,200
Exercise of stock warrants	2,000	2,000
Conversion of preferred stock	8,200	8,200
Approved but unissued restricted common stock	1,515	1,100
Total	12,915	12,500

As previously reported in Form 10-K for the year ended December 31, 2014, the Company entered into certain executive employment agreements with the Chief Financial Officer and Executive Vice President and General Counsel in January 2015 which provide for the grant of an aggregate of 250,000 shares of restricted Company common stock pursuant to the related restricted stock award agreements. In addition, the Company executed additional employment agreements during the six months ended June 30, 2015 under which the Company issued 35,000 shares of common stock, and which further provides for the grant of 165,000 shares of restricted Company common stock pursuant to related restricted stock award agreements. All such shares shall vest upon the earlier of a) ratably over the three year period of the related employment contracts, b) a change in control, or c) termination without cause or death; provided, however, that the holders of such stock shall have the voting and dividend rights of common stockholders as of the award date. The fair value of the restricted stock, estimated at $1.72 per share based on a stock valuation obtained, is being recorded as compensation expense ratably over the respective service periods. During the three and six months ended June 30, 2015, we recognized compensation expense totaling $0.2 million and $0.4 million, respectively, in connection with stock grants.

Subsequent to June 30, 2015, the Company’s stockholders approved (i) an increase in the number of shares of our Common Stock available for issuance under our 2010 Employee Stock Incentive Plan by 1.5 million and (ii) the issuance of up to 300,000 shares under our 2014 Non-Employee Director Compensation Plan.

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

•
Dividends. Dividends on the Series B Preferred Stock are cumulative and accrue from the issue date and compound quarterly at the rate of 8% of the issue price per year, payable quarterly in arrears. During the three and six months ended June 30, 2015, we paid Preferred Investment dividends of $0.5 million and $1.1 million, respectively.

•
Redemption upon Demand. At any time after July 24, 2019, each holder of Series B Preferred Stock may require the Company to redeem, out of legally available funds, the shares of Series B Preferred Stock held by such holder at the a

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 — STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE- continued

price (the “Redemption Price”) equal to the greater of (i) 150% of the sum of the original price per share of the Series B Preferred Stock plus all accrued and unpaid dividends or (ii) the sum of the tangible book value of the Company per share of voting Common Stock plus all accrued and unpaid dividends, as of the date of redemption. Based on the initial Preferred Investment of $26.4 million, the Redemption Price would presently be $39.6 million, resulting in a redemption premium of $13.2 million. In accordance with applicable accounting standards, Series B preferred stock is classified as temporary equity on the balance sheet and we have elected to amortize the redemption premium using the effective interest method as an imputed dividend over the five years holding term of the preferred stock. During the three and six months ended June 30, 2015, we recorded amortization of the redemption premium of $0.6 million and $1.1 million, respectively, as a deemed dividend.

Share-Based Compensation

During the six months ended June 30, 2015, we issued no employee options under our 2010 Employee Stock Incentive Plan, and 65,000 options were forfeited upon termination of certain employees. As of June 30, 2015, there were 701,667 fully vested stock options outstanding, 2,000,000 fully vested stock warrants outstanding, and 1,515,000 restricted stock grants outstanding, none of which were vested. Net stock-based compensation expense relating to these options was $0.2 million and $0.4 million for the three and six months ended June 30, 2015, respectively, and $0.1 million and $0.3 million for the three and six months ended June 30, 2014, respectively. We did not receive any cash from option or warrant exercises during the three or six months ended June 30, 2015 or 2014. As of June 30, 2015, there was $2.0 million of unrecognized compensation cost related to the time-based restricted stock that is expected to be recognized as a charge to earnings over a weighted-average vesting period of 2.52 years.

Net Income (Loss) Per Common Share

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

The following table presents a reconciliation of net income (loss) from continuing operations to net income (loss) attributable to common shareholders used in the basic and diluted earnings per share calculations for the three and six months ended June 30, 2015 and 2014 (amounts in thousands, except for per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Earnings allocable to common shares:
Numerator - Income (Loss) Attributable to Common Shareholders:
Net income (loss) from continuing operations	$5,181	$(1,454)	$2,769	$(4,460)
Net income attributable to noncontrolling interest	(586)	—	(586)	—
Preferred dividends	(1,104)	—	(2,192)	—
Net income (loss) attributable to common shareholders	$3,491	$(1,454)	$(9)	$(4,460)
Denominator - Weighted average shares:
Weighted average common shares outstanding for basic earnings per common share	15,279,062	15,939,966	15,264,946	16,383,629
Weighted average common shares outstanding for diluted earnings per common share	27,690,271	15,939,966	15,264,946	16,383,629
Basic earnings (loss) per common share:
Net income (loss) attributable to common shareholders per share	$0.23	$(0.09)	$—	$(0.27)
Diluted earnings per common share:
Net income (loss) attributable to common shareholders per share	$0.13	$(0.09)	$—	$(0.27)

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 — STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE- continued

The following securities were not included in the computation of diluted net income per share as their effect would have been anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Options to purchase common stock	—	767	702	767
Restricted stock	—	—	1,515	—
Warrants to purchase common stock	—	—	2,000	—
Convertible preferred stock	—	—	8,200	—
Convertible senior notes payable	—	6,464	—	6,464
Total	—	7,231	12,417	7,231

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 — COMMITMENTS AND CONTINGENCIES

Contractual Agreements

ITH Partners, LLC

As more fully discussed in our annual report on Form 10-K for the year ended December 31, 2014, ITH Partners, LLC (“ITH Partners”) was engaged in April 2011 to provide the Company with various consulting services, including, among other things, providing assistance in strategic and business development matters, performing diligence and analytical work with respect to our asset portfolio, and assisting in prospective asset purchases and sales. Effective July 24, 2014, the Company terminated its contract with ITH Partners and concurrently hired its principal, Lawrence D. Bain, as our Chief Executive Officer.

The base fee under the ITH Partners consulting agreement was $0.8 million per year plus certain other fees, based on certain milestones achieved or other occurrences. ITH Partners was also entitled to a legacy asset performance fee equal to 3% of the positive difference derived by subtracting (i) 110% of our December 31, 2010 valuation mark (the “Base Mark”) of any asset then owned by us from (ii) the gross sales proceeds, if any, from sales of any legacy asset (on a legacy asset by asset basis without any offset for losses realized on any individual asset sales).

During the three and six months ended June 30, 2014, we incurred consulting fees to ITH Partners of $0.2 million and $0.4 million, respectively, which is included in professional fees in the accompanying condensed consolidated statements of operations and legacy asset fees totaling $0.6 million and $0.8 million, respectively, a portion of which is included as an offset in gain on disposal of assets and a portion which is included as an offset in recovery of credit losses in the accompanying consolidated statement of operations.

Under its consulting agreement with the Company, ITH Partners was also entitled to compensation for assistance provided to the Company in securing debt or equity financing with the fee ranging from 0.75% to 1.0% of the amount raised. During the six months ended June 30, 2014, ITH Partners earned compensation for these services in the amount of $0.4 million, and none during the corresponding period in 2015.

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

On July 24, 2014, the Company terminated its agreement with Juniper Capital and entered into a new consulting services agreement (the “Consulting Agreement”) with JCP Realty Advisors, LLC (“JCP”), an affiliate of Juniper Capital and one of the Series B Investors, pursuant to which JCP agreed to perform various services for the Company, including, but not limited to, (a) advising the Company with respect to identifying, structuring, and analyzing investment opportunities, and (b) assisting the Company in managing and liquidating assets, including non-performing assets. The initial term of the Consulting Agreement is three years and is automatically renewable for an additional two years unless notice of termination is provided.

Fees to JCP consist of an annual base consulting fee of $0.6 million (subject to possible upward adjustment based on annual review by our board of directors) during the term of the Consulting Agreement. In addition to the annual base consulting fee, JCP may be entitled to certain fees in connection with loans made by the Company or its affiliates to persons or opportunities arising through the efforts of JCP. JCP is also entitled to legacy fee payments derived from the disposition of certain assets held by the Company as of December 31, 2010, at an amount equal to 5.5% of the positive difference derived by subtracting (i) the Base Mark of that asset then owned by us from the (ii) the gross sales proceeds, if any, from sales of that asset (on a legacy asset by asset basis without any offset for losses realized on any individual asset sales).

During the three and six months ended June 30, 2015, we incurred JCP base consulting fees of $0.2 million and $0.3 million, respectively, and legacy fees of $0.1 million and $0.1 million, respectively. During the three and six months ended June 30,

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 — COMMITMENTS AND CONTINGENCIES- continued

2014, we paid Juniper Capital $0.1 million and $0.2 million, which is included in professional fees in the accompanying condensed consolidated statement of operations, and no legacy fees.

SRE Fee Agreement

As more fully described in Form 10-K for the year ended December 31, 2014, on July 24, 2014, we entered into an agreement with SRE, an affiliate with one of our directors, pursuant to which SRE is entitled to certain fees if we make or enter into loans or investments originated or identified by SRE. During the three and six months ended June 30, 2015, we incurred no fees in connection with this agreement.

Development Services Agreements

As more fully described in Form 10-K for the year ended December 31, 2014, we entered into a development services agreement (which was amended in April 2014) with Titan, a third party developer, to manage the development of Gabella. During the year ended December 31, 2014, we secured construction financing for the project and entered into a joint venture with an affiliate of Titan to commence construction. The aggregate carrying value of our land assets pertaining to Gabella totaled $14.0 million at June 30, 2015.

Under terms of the original development services agreement, Titan was entitled to a (i) pre-development services fee, (ii) a development services fee equal to 3.0% of the total project cost (less an agreed-upon land basis of $3.0 million), and (iii) a post-development services fee. The amended development services agreement provides for an additional $0.2 million of predevelopment fees to be paid. The post development services fee will consist of a profit participation upon sale of the Gabella ranging from 7% to 10% of the profit, depending on the amount and timing of the project’s completion and sale. Alternatively, not earlier than 15 months following the achievement of 90% occupancy for the project, Titan may elect to cause us to buy out its interest in the project. If Titan makes such an election, the post development services fee will be based on the fair market value of the project at the time of the election. The agreement is in effect until the fifth anniversary of the substantial completion of the project, as defined. If we elect not to proceed with phase 1, 2 or 3 of the project prior to our acceptance of the development authorization notice, the agreement is cancelable by us with 30 day notice to Titan, subject to full payment of (i) the predevelopment services fee for each phase we elect not to develop, (ii) a $0.5 million breakage fee, and (iii) any budgeted and approved costs incurred. During the three and six months ended June 30, 2015, we paid Titan $0 and $0.1 million, respectively, of the pre-development fees due under these arrangements, which were capitalized into the basis of the property. Titan was paid $60,000 during the three and six months ended June 30, 2014 under the terms of the agreement.

In connection with the Gabella and related projects, we entered into various agreements with the City of Apple Valley and related entities. Under these agreements, we are subject to a number of requirements, including, but not limited to, commencing construction by November 2014 (which we did) and completing construction by May 2016. We expect to receive up to $3.2 million in tax increment financing over an extended period as well as a business subsidy totaling $1.0 million, of which we have received $0.8 million as of June 30, 2015 (as described in note 7).

Guarantor Recovery

As more fully described in Form 10-K for the year ended December 31, 2014, we have previously received favorable judgments against certain guarantors in connection with their personal guarantees on certain legacy assets. Due to the uncertainty of the nature and extent of the available assets of these guarantors to pay the judgment amount, we do not record recoveries for any amounts due under such judgments, except to the extent we have received assets without contingencies. Nevertheless, judgments in our favor may generally be subject to appeal.

During the six months ended June 30, 2015, our collection efforts against multiple guarantors resulted in a cash distribution of $0.2 million against our outstanding judgment. In addition, we were assigned certain real estate assets and multiple guarantors’ equity interests in certain limited partnerships and limited liability companies with various real estate holdings as described in Notes 4 and 5. Based on the fair value of such assets, we recorded recovery income to the extent the collective fair value of such interests exceeded the outstanding principal and interest on advances we have made toward collections efforts. During the three and six months ended June 30, 2015, we recorded total recovery income of $9.2 million and $10.2 million, respectively, relating to cash and/or other assets received in connection with such enforcement and collection efforts. During the three and six months ended June 30, 2014, we recorded recovery income of $0.0 million and $0.6 million, respectively, relating to cash and/or other assets received in connection with such enforcement and collection efforts.

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 — COMMITMENTS AND CONTINGENCIES- continued

We are continuing to investigate and evaluate the assets of these guarantors. However, the nature, amount and availability of such assets are not determinable as of June 30, 2015 and have not been recognized as recovery income in the accompanying condensed consolidated statements of operations. Further recoveries under this and other enforcement and collection efforts received in our favor will be recognized when realization of the recovery is deemed probable and when all contingencies relating to recovery have been resolved.

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

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 — SUBSEQUENT EVENTS

Sale of REO Asset

Subsequent to June 30, 2015, the Company sold one REO asset for $16.0 million (net of selling costs), of which we financed $11.0 million in the form of a seller carry-back note. Since the proceeds from the sale of the asset, which served as collateral under Asset Loan 1, were less than the release price under the loan, we obtained lender approval for the sale and executed an amendment to the Asset Loan 1 documents which, among other things, 1) replaced the lien on the original asset with a lien on the seller carry-back note and  2) provides for a limited guaranty by the Company in the event of foreclosure by the lender on Asset Loan 1 following a default thereunder, but only if the proceeds from the disposal of the note or collateral securing the note are less than $5.6 million, in which case the Company would be required to fund any shortfall up to that amount. Upon closing of the transaction, $1.0 million of the cash proceeds were deposited into the Custodial Account as additional collateral under the related loan, thereby reducing the release price accordingly.

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
Forward-Looking Statements
This Form 10-Q contains forward-looking statements which relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. In some cases, you can identify forward looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “likely,” “may,” “will,” “plan,” “potential,” “should” and “would” or the negative of these terms or other comparable terminology. Forward-looking statements in this Form 10-Q include: our business strategy and liquidity plan, including our intention to dispose of a significant portion of our mortgage loans and other real estate assets in the next 12 to 24 months, and our goals and plans to invest in different real estate platforms, including consideration of opportunities to act as a sponsor and co-investor in real estate mortgages and other real estate-based vehicles, diversify our investments geographically and expand our investment capital base and pursue development activities with certain REO properties; the outcome of actions we may take, or fail to take, that result in defaults of obligations that have liens or collateral interest in our commercial mortgage loan and REO properties, including our ability to cure such defaults; our plans and the anticipated timing and results relating to our actions to foreclose on defaulted mortgage loans; trends and expectations relating to the real estate and lending markets we operate in; expected amortization period of unrecognized compensation costs; that future mortgage income will remain at minimal levels; that property taxes, costs and expenses relating to REO assets and other operating expenses may increase; that we may modify existing loans and/or subordinate our first lien position on our mortgage loans to protect our collateral and maximize our opportunity for recovery; that the concentration of our current loan portfolio will not materially change until we begin making new loans; our sources and the sufficiency of liquidity in the next twelve months; that our financial assets do not give rise to significant interest rate risk; that we may sell whole loans or participations in loans to increase our liquidity; the impact of new accounting standards; that we expect to complete the foreclosure process on our defaulted real estate mortgage loans in the next six to nine months; expectations about future derivative investments; recent trends and expectations relating to rental and hospitality and entertainment activities; that changes in our disposition strategy and related changes in classifications of such assets under GAAP could result in material impairment charges; our future liability relating to CFD and special assessment obligations; that the fair value of the collateral underlying our mortgage loans is sufficient in relation to the current carrying value of the related loans; and that we may further increase our leverage.
The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance. These beliefs, assumptions and expectations can change, and actual results and events may differ materially, as a result of many possible events or factors, not all of which are known to us or are within our control. These risk factors and uncertainties should be carefully considered by current and potential investors. Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements, and that could negatively affect our business include:

•	that we may continue to record losses;

•	that we may incur increased operating expenses;

•	that a portion of our loan portfolio is comprised of non-performing and distressed assets;

•	that we continue to foreclose on our remaining mortgage loan portfolio;

•	the concentration of credit risk to a particular borrower or borrower group;

•	difficulties in analyzing potential investment opportunities as a result of dislocations in the real estate market;

•	our relative inexperience in managing and developing real estate acquired through foreclosure;

•	our inability to sell our current mortgage loan and REO assets and execute our business and liquidity strategy;

•	our inability to resume our mortgage loan lending activities and grow our business;

•	risks of owning real property obtained through foreclosure or other means;

•	the supply of commercial mortgage loans and the resulting impact on our strategy;

•	litigation;

•	our inability to retain and hire consultants and employees necessary to execute our business strategy;

•	the lack of a secondary market for our loans that impairs our ability to diversify our portfolio;

•	lack of access to public and private capital markets;

•	the inability to control the administration of mortgage loans where we hold only a participation interest;

•	the short-term nature of the loans we originate;

•	risks of holding subordinated loans;

•	lender due diligence risks;

•	recent legislative initiatives;

•	government regulation;

•	failure to maintain our exemption from registration under the Investment Company Act;

•	lender loan covenants that restrict our liquidity;

•	our ability to secure joint venture partners on development projects;

•	risks related to additional borrowings;

•	that our liquidity is subject to a cash management agreement or other controlled accounts;

•	risks relating to bank repurchase agreements;

•	restrictive covenants that are contained in debt agreements;

•	that defaults and foreclosures will continue relating to our assets due to economic and real estate market declines;

•	the risks our borrowers are exposed to that could impair their ability to repay our loans;

•	inability of our commercial borrowers to generate sufficient income from their operating properties to repay our loans;

•	declines in value of our real estate collateral arising from inaccurate estimates of value due to management or appraisal errors or subsequent events;

•	failure of our underwriting standards;

•	that the guarantors of our mortgage loans will have insufficient assets or resources to support their guarantees;

•	a decline in the fair value of our assets;

•	uncertainty relating to assets valued at fair value;

•	reductions in income resulting from our borrowers’ refinancing their loans at lower interest rates;

•	the adverse effects on our business of increasing interest rates;

•	competition;

•	the inability of our borrowers to complete construction or development of the projects securing our loans;

•	cost-overruns and non-completion of renovation of properties underlying rehabilitation loans we make;

•	risks relating to non-Agency residential mortgage-backed securities, or subprime and Alt-A loans that we may acquire;

•	our inability to manage through the slow recovery of the real estate industry;

•	geographic concentration in our loan portfolio;

•	protection of our rights as a secured lender;

•	exposure to liability under lender liability laws;

•	inadequate insurance coverage on the REO properties we acquire;

•	hazardous substances on the REO properties we acquire;

•	our inability to utilize our tax net operating losses;

•	continued decline in economic conditions;

•	reliance on key personnel;

•	conflicts of interest relating to existing contractual agreements;

•	additional expense for compensation of broker-dealers to eliminate contingent claims;

•	complex accounting rules;

•	our failure to maintain adequate internal controls;

•	our ability to change our business, leverage and financing strategies without stockholder consent;

•	use of liquidity to pay required preferred dividends;

•	covenants relating to the issuance of preferred stock that restrict our ability to take certain actions;

•	restrictions on the payment of dividends to common stockholders;

•	dilution resulting from future issuances of debt and equity securities;

•	provisions in our certificate of incorporation, bylaws and Delaware law that could impede or delay an acquisition of the Company; and

•	other factors listed in Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Overview of the Business

We are a real estate investment and finance company based in the southwestern United States with over a decade of experience in various and diverse facets of the real estate lending and investment process, including origination, acquisition, underwriting, documentation, servicing, enforcement, development, marketing, and disposition.

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

Through our traditional credit analysis coupled with real estate valuation techniques used by developers, we have invested in real estate assets with a carrying value of $163.8 million as of June 30, 2015, comprised of commercial real estate mortgage loans with a carrying value of $11.0 million and owned property with a carrying value of $152.8 million, the majority of which was acquired through foreclosure of related legacy mortgage loans. Our owned property consists of operating properties, REO held for development and REO held for sale.

Our mortgage loans and REO held for sale are being marketed for disposition within the next twelve months. During the six months ended June 30, 2015, we sold or otherwise disposed of two mortgage loans and seventeen REO assets (or portions thereof) for $25.3 million, net of selling costs, which resulted in a net loss of $0.3 million.

As of June 30, 2015, our operating properties, all of which were acquired through foreclosure, consisted of the following:

•	A golf course operation acquired in March 2012 which offers golf, spa and food and beverage operations.

•
Two operating hotels located in Sedona, Arizona acquired in mid-2013. One of the hotels is an 89-room resort hotel with an on-site restaurant and spa known as L’Auberge de Sedona (“L’Auberge”). Our other hotel property is Orchards Inn, a 70-room limited-service hotel with a restaurant located adjacent to the hotel. During the six months ended June 30, 2015, the Company secured $2.0 million in financing to undertake a $6.3 million renovation at the hotel properties.

•	A commercial office building acquired in 2009 from which we collect rents and related income from tenants. This asset was sold in August 2015.

Our REO held for development consists of a joint venture with Titan, a Denver-based real estate firm, for the purpose of holding and developing a planned 196-unit multifamily development located in the Minneapolis suburb of Apple Valley to be known as Gabella at Parkside (“Gabella” or “Project”). Development of this Project in underway and we expect to have approximately 96 units completed and operational in the fourth quarter of 2015, with an additional 100 units expected to be completed and operational in the first quarter of 2016.

Management continues to aggressively pursue enforcement action against current and former borrowers through foreclosure and recovery of other guarantor assets. During the six months ended June 30, 2015, we were assigned direct ownership interest in multiple land assets and various guarantors’ equity interests in a number of limited partnerships and limited liability companies with various real estate holdings, which resulted in total recovery income of $10.2 million.

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

The Company set aside $4.0 million of the loan proceeds to fund the balance of its $11.5 million equity commitment for the construction of the Gabella project, all of which has been funded as of June 30, 2015. In addition, the Company expects to utilize $2.0 million of the loan proceeds to complete a $6.3 million capital improvement program at the Company’s hotel properties and restaurant, which began in the second quarter of 2015. The balance of the loan proceeds are expected to be used for certain fees, reserves, and working capital.

Operational Highlights

•	Total assets were $205.9 million as of June 30, 2015 compared to $181.8 million as of December 31, 2014.

•
Top line revenue increased by $0.5 million and $3.4 million to $9.4 million and $18.9 million for the three and six months ended June 30, 2015, respectively. Top line revenue for the three and six months ended June 30, 2014 was $8.9 million and $15.5 million, respectively.

•	We recorded $9.7 million and $10.7 million in recoveries of credit losses during the three and six months ended June 30, 2015, respectively.

•
We recorded losses from the disposal of assets of $0.2 million and $0.3 million during the three and six months ended June 30, 2015, respectively, compared to gains on disposal of assets totaling $6.6 million and $12.0 million for the three and six months ended June 30, 2014, respectively.

•
Net income for the three and six months ended June 30, 2015 was $5.2 million and $2.8 million, respectively, compared to a net loss of $1.5 million and $4.5 million for the three and six months ended June 30, 2014. Net income (loss) attributable to common shareholders for the three and six months ended June 30, 2015 was $3.5 million and $(0.009) million, respectively, compared to a net loss of $1.5 million and $4.5 million for the three and six months ended June 30, 2014.

•
Basic net income (loss) per common share for the three and six months ended June 30, 2015 was $0.23 and less than $(0.01), respectively, compared to $(0.09) and $(0.27) for the three and six months ended June 30, 2014, respectively. Diluted net income (loss) per share was $0.13 and less than $(0.01) for the three and six months ended June 30, 2015, respectively.

Selected Financial Data.

The following table presents select financial and operating data for the periods indicated. The summary financial data was derived from our audited and unaudited financial statements and other financial records for the periods indicated. All dollar amounts are expressed in thousands, except share and per unit data.

	(Unaudited) As of June 30,		As of December 31,
	2015	2014	2014
Summary balance sheet items
Cash and cash equivalents	$9,806	$9,518	$1,915
Restricted cash and cash equivalents	19,655	16,559	2,573
Mortgage loan principal and accrued interest	24,953	30,842	40,101
Valuation allowance	(13,984)	(18,208)	(15,562)
Mortgage loans held for sale, net	10,969	12,634	24,539
Real estate held for sale	50,300	63,938	53,686
Real estate held for development	18,633	11,872	8,205
Operating properties acquired through foreclosure	83,900	102,120	83,481
Total assets	205,914	224,857	181,772
Notes payable, special assessment obligations, capital leases and other long-term obligations	101,126	116,519	80,190
Total liabilities	112,830	128,401	90,753
Total stockholders’ equity	64,624	96,456	63,690
Equity per common share	$4.23	$6.20	$4.18

	(Unaudited) Three Months Ended June 30,		(Unaudited) Six Months Ended June 30,
	2015	2014	2015	2014
Summary income statement items
Operating property revenue	$8,894	$7,689	$16,078	$13,727
Investment and other income	304	553	2,154	890
Mortgage loan income, net	175	650	673	870
Total revenue	9,373	8,892	18,905	15,487
Operating expenses (excluding interest expense)	11,141	12,207	21,143	22,906
Interest expense	2,417	4,722	5,231	9,589
Loss (gain) on disposal of assets, net	239	(6,583)	282	(12,000)
Recovery of credit losses, net	(9,745)	—	(10,660)	(548)
Total costs and expenses, net	4,192	10,346	16,136	19,947
Net income (loss)	5,181	(1,454)	2,769	(4,460)
Net income (loss) attributable to common shareholders	3,491	(1,454)	(9)	(4,460)
Net income (loss) attributable to common shareholders per share data
Basic and diluted income (loss) per share	$0.23	$(0.09)	$—	$(0.27)
Diluted income (loss) per share	$0.13	$(0.09)	$—	$(0.27)
Cash dividends on redeemable convertible preferred stock per share	$(0.07)	$—	$(0.13)	$—
Deemed dividend on redeemable convertible preferred stock per share	$(0.07)	$—	$(0.14)	$—
Loan related items
Note balances originated	$—	$—	$—	$8,400
Number of notes originated	—	—	—	2
Average note balance originated	$—	$—	$—	$4,200
Number of loans outstanding	6	9	6	9
Average loan carrying value	$1,828	$1,404	$1,828	$1,404
% of portfolio principal – fixed interest rate	49.2%	43.1%	49.2%	43.1%
% of portfolio principal – variable interest rate	50.8%	56.9%	50.8%	56.9%
Weighted average interest rate – all loans	10.00%	12.09%	10.00%	12.09%
Carrying value % by state:
Arizona	7.1%	17.0%	7.1%	17.0%
California	65.7%	62.3%	65.7%	62.3%
Utah	24.6%	20.7%	24.6%	20.7%
New Mexico	2.6%	0.0%	2.6%	0.0%
Total	100.0%	100.0%	100.0%	100.0%
Credit Quality
Interest payments over 30 days delinquent	$333	$402	$333	$402
Principal balance of loans past scheduled maturity, gross	16,348	19,465	16,348	19,465
Principal balance of loans past scheduled maturity, net	2,697	1,086	2,697	1,086
Carrying value of loans in non-accrual status	2,697	1,086	2,697	1,086
Valuation allowance	(13,984)	(18,208)	(13,984)	(18,208)
Valuation allowance as % of outstanding loan principal and interest	56.0%	59.0%	56.0%	59.0%
Net charge-offs	$1,077	$—	$1,077	$—

Results of Operations for the Three and Six Months Ended June 30, 2015 Compared to the Three and Six Months Ended June 30, 2014

Revenues (dollars in thousands)
	Three Months Ended June 30,				Six Months Ended June 30,
Revenues:	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Operating Property Revenue	$8,894	$7,689	$1,205	15.7%	$16,078	$13,727	$2,351	17.1%
Investment and Other Income	304	553	(249)	(45.0)%	2,154	890	1,264	142.0%
Mortgage Loan Income, Net	175	650	(475)	(73.1)%	673	870	(197)	(22.6)%
Total Revenue	$9,373	$8,892	$481	5.4%	$18,905	$15,487	$3,418	22.1%

Operating Property Revenue. During the three months ended June 30, 2015, operating property revenue was $8.9 million as compared to $7.7 million for the three months ended June 30, 2014, an increase of $1.2 million, or 15.7%. During the six months ended June 30, 2015, operating property revenue was $16.1 million as compared to $13.7 million for the six months ended June 30, 2014, an increase of $2.4 million or 17.1%, respectively. The increase in operating property revenue was primarily attributed to improved year-over-year operations at the two operating hotels. The hotels recognized occupancy of 85.3% and an average daily rate (ADR) of $314 during the three months ended June 30, 2015, as compared to 81.9% occupancy and $288 ADR for the same period in 2014. The hotels recognized occupancy of 82.3% and an ADR of $292 during the six months ended June 30, 2015, as compared to 77.3% occupancy and $261 ADR for the same period in 2014.

Investment and Other Income. The investment and other income for the three and six months ended June 30, 2015 and 2014 was attributable primarily to fees earned in connection with a limited guarantee provided by the Company relating to a previous preferred equity investment that we made and disposed of in 2013. During the first quarter of 2015, we received a $1.3 million settlement payment when the borrower secured a replacement guarantor on the senior loan. In connection with the borrower identification of a replacement guarantor, we entered into a court-approved settlement with the borrower and the Company was released from any potential future liability under the guarantee. For the three months ended June 30, 2015, investment and other income was $0.3 million compared to $0.6 million for the three months ended June 30, 2014, a decrease of $0.3 million, or 45.0%. The $0.3 million decrease for the was primarily attributable due to us no longer receiving the limited guarantee payment in the second quarter of 2015. For the six months ended June 30, 2015, investment and other income was $2.2 million compared to $0.9 million for the six months ended June 30, 2014, an increase of $1.3 million, or 142.0%. The $1.3 million increase was attributable primarily to the settlement payment received during the first quarter of 2015.

Mortgage Loan Income, Net. During the three months ended June 30, 2015, mortgage loan income was $0.2 million as compared to $0.7 million for the three months ended June 30, 2014, a decrease of $0.5 million, or 73.1%. During the six months ended June 30, 2015, mortgage loan income was $0.7 million as compared to $0.9 million for the six months ended June 30, 2014, a decrease of $0.2 million, or 22.6%. The $0.2 million decrease in mortgage loan income was attributable to the lower average income-earning portion of the loan portfolio, partially offset by the interest income and discount accretion on a note that was sold on March 31, 2015.

There were no mortgage loan originations during the six months ended June 30, 2015. During the six months ended June 30, 2014, originations were limited to two loans totaling $8.4 million resulting from partial financings in connection with the sale of REO assets.

Costs and Expenses (dollars in thousands)

	Three Months Ended June 30,				Six Months Ended June 30,
Expenses:	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Operating Property Direct Expenses (exclusive of Interest and Depreciation)	$6,573	$6,236	$337	5.4%	$12,217	$11,243	$974	8.7%
Expenses for Non-Operating Real Estate Owned	325	593	(268)	(45.2)%	613	1,146	(533)	(46.5)%
Professional Fees	1,045	2,739	(1,694)	(61.8)%	2,291	5,361	(3,070)	(57.3)%
General and Administrative Expenses	2,547	1,642	905	55.1%	4,740	3,154	1,586	50.3%
Interest Expense	2,417	4,722	(2,305)	(48.8)%	5,231	9,589	(4,358)	(45.4)%
Depreciation and Amortization Expense	651	997	(346)	(34.7)%	1,282	2,002	(720)	(36.0)%
Loss (Gain) on Disposal of Assets, Net	239	(6,583)	6,822	(103.6)%	282	(12,000)	12,282	(102.4)%
Provision for (Recovery of) Credit Losses, Net	(9,745)	—	(9,745)	—%	(10,660)	(548)	(10,112)	1,845.3%
Impairment of REO	140	—	140	—%	140	—	140	—%
Total Costs and Expenses	$4,192	$10,346	$(6,154)	(59.5)%	$16,136	$19,947	$(3,811)	(19.1)%

Operating Property Direct Expenses (exclusive of Interest and Depreciation). For the three months ended June 30, 2015, operating property direct expenses were $6.6 million as compared to $6.2 million for the three months ended June 30, 2014, an increase of $0.3 million, or 5.4%. For the six months ended June 30, 2015, operating property direct expenses were $12.2 million as compared to $11.2 million for the three months ended June 30, 2014, an increase of $1.0 million, or 8.7%. The increases in operating property direct expenses correspond to the increased revenues at the Company’s hotel operations.

Expenses for Non-Operating Real Estate Owned. Such expenses include property taxes, homeowners association (HOA) dues, utilities, and repairs and maintenance, as well as other carrying costs pertaining to non-operating properties. For the three months ended June 30, 2015, expenses for non-operating real estate owned assets were $0.3 million as compared to $0.6 million for the three months ended June 30, 2014, a decrease of $0.3 million, or 45.2%. For the six months ended June 30, 2015, expenses for non-operating real estate owned assets were $0.6 million as compared to $1.1 million for the six months ended June 30, 2014, a decrease of $0.5 million or 46.5%. The decreases are attributable to lower HOA dues, property taxes, insurance and licensing costs resulting from asset disposals between periods.

Professional Fees. For the three months ended June 30, 2015, professional fees were $1.0 million as compared to $2.7 million for the three months ended June 30, 2014, a decrease of $1.7 million, or 61.8%. For the six months ended June 30, 2015, professional fees were $2.3 million as compared to $5.4 million for the six months ended June 30, 2014, a decrease of $3.1 million or 57.3%. The decrease in professional fees is primarily attributed to decreases in asset management and enforcement costs against guarantors, coupled with reduced external legal costs resulting from the hiring of new in-house general counsel in the first quarter of 2015, as well as reduced asset management consulting fees due to the hiring of a former consultant as the Company’s CEO in mid-2014.

General and Administrative Expenses. For the three months ended June 30, 2015, general and administrative expenses were $2.5 million as compared to $1.6 million for the three months ended June 30, 2014, an increase of $0.9 million, or 55.1%. For the six months ended June 30, 2015, general and administrative expenses were $4.7 million as compared to $3.2 million for the six months ended June 30, 2014, an increase of $1.6 million or 50.3%. The increase in general and administrative costs is primarily attributed to higher compensation expense incurred during the three and six months ended June 30, 2015 due to the hiring of several new executives during the period (one of which whose compensation was previously recorded in professional fees), as well as related recruiting fees totaling $0.2 million and charges for amortized stock-based compensation relating to the grant of restricted stock to certain former and current executives totaling $0.4 million. In addition, we have incurred additional expense in 2015 arising from the expansion of our board of directors in the third quarter in 2014 of approximately $0.1 million per quarter.

Interest Expense. For the three months ended June 30, 2015, interest expense was $2.4 million as compared to $4.7 million for the three months ended June 30, 2014, a decrease of $2.3 million, or 48.8%. For the six months ended June 30, 2015, interest expense was $5.2 million as compared to $9.6 million for the six months ended June 30, 2014, a decrease of $4.4 million or 45.4%. The decrease is attributed primarily to the lower overall interest rates on our new senior indebtedness, partially offset by interest on the Exchange Offering notes and the SRE Note.

Depreciation and Amortization Expense. For the three months ended June 30, 2015, depreciation and amortization expense was $0.7 million as compared to $1.0 million for the three months ended June 30, 2014, a decrease of $0.3 million, or 34.7%. For the six months ended June 30, 2015, depreciation and amortization expense was $1.3 million as compared to $2.0 million for the six months ended June 30, 2014, a decrease of $0.7 million or 36.0%. The decrease is primarily attributed to the reclassification of one of our operating properties to held for sale in the third quarter of 2014 and the resulting cessation of depreciation recorded on that property.

Loss (Gain) on Disposal of Assets, Net. For the three months ended June 30, 2015, loss on the disposal of assets totaled $0.2 million, as compared to a gain of $6.6 million for the three months ended June 30, 2014, a decrease of $6.8 million. The decrease is primarily due to the varied timing, volume and nature of asset sales. For the six months ended June 30, 2015, loss on disposal of assets totaled $0.3 million, as compared to a gain on disposal of assets of $12.0 million for the six months ended June 30, 2014, a decrease of $12.3 million. For the six months ended June 30, 2015, we sold or otherwise disposed of two loans and seventeen REO assets (or portions thereof) for $25.3 million (net of selling costs) for a net loss of $0.3 million. During the six months ended June 30, 2014, we sold fourteen REO assets (or portions thereof) for $48.1 million (net of selling costs) resulting in a net gain of $12.0 million.

Provision for (Recovery of) Credit Losses, Net. For the three months ended June 30, 2015, recovery of credit losses totaled $9.7 million, as compared to a provision for credit losses of $0 for the three months ended June 30, 2014, an increase of $9.7 million. For the six months ended June 30, 2015, recovery of credit losses totaled $10.7 million, as compared to a recovery of credit losses of $0.5 million for the six months ended June 30, 2014, an increase of $10.2 million. All recorded recoveries related to cash and other asset collections from certain guarantors for which an allowance for credit loss had been previously recorded, as well as certain assets received from guarantors pursuant to a settlement judgment, including direct ownership in certain real estate holdings and membership interests in limited liability companies and partnership interests in partnerships with various real estate holdings.

Operating Segments

Our operating segments reflect the distinct business activities from which revenues are earned and expenses incurred that is evaluated regularly by our executive management team in assessing performance and in deciding how to allocate resources. As of and for the three and six months ended June 30, 2015 and 2014, our reportable segments consisted of the following:

Hospitality and Entertainment Operations — Consists of: a) two operating hotels in Sedona, Arizona with related spa, and food & beverage operations, and b) a golf course operation located in Bullhead City, Arizona with related spa, and food & beverage operations.

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

A comparative summary and analysis of the financial results for each of our operating segments during the three and six months ended June 30, 2015 and 2014 follows:

Hospitality and Entertainment Operations

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2015	% of Consolidated Total	2014	% of Consolidated Total	2015	% of Consolidated Total	2014	% of Consolidated Total
Total Revenue	$8,396	89.6%	$7,226	81.3%	$15,200	80.4%	$12,870	83.1%
Expenses:
Operating Property Expenses (excluding interest and depreciation)	6,198	94.3%	5,910	94.8%	11,520	94.3%	10,571	94.0%
Total Operating Expenses	6,198		5,910		11,520		10,571
Net Operating Income	2,198		1,316		3,680		2,299
Net Operating Income % of revenue	26.2%		18.2%		24.2%		17.9%
Other Expenses:
Interest Expense	1,048	43.4%	525	11.1%	2,036	38.9%	1,313	13.7%
Depreciation & Amortization Expense	598	91.9%	606	60.8%	1,176	91.7%	1,219	60.9%
Other Expenses	1,646		1,131		3,212		2,532
Total Expenses	7,844	187.1%	7,041	68.1%	14,732	91.3%	13,103	65.7%
Net Income (Loss)	$552	10.7%	$185	(12.7)%	$468	16.9%	$(233)	5.2%

For the three months ended June 30, 2015 and 2014, the hospitality and entertainment operations segment revenues were $8.4 million and $7.2 million, respectively. For the six months ended June 30, 2015 and 2014, the hospitality and entertainment operations segment revenues were $15.2 million and $12.9 million, respectively. The growth in revenue for both periods was due primarily to improved occupancy and ADR at our hotel operations. For the three months ended June 30, 2015, the hotels recognized occupancy of 85.3% and an average daily rate (ADR) of $314, as compared to 81.9% occupancy and $288 ADR for the same period in 2014. For the six months ended June 30, 2015, the hotels recognized occupancy of 82.3% and an average daily rate (ADR) of $292, as compared to 77.3% occupancy and $261 ADR for the same period in 2014.

For the three months ended June 30, 2015, the golf course operation revenues saw an overall increase of 4.2%, attributable to a 8.0% increase in total rounds played (7,324 and 6,784 for the three months ended June 30, 2015 and 2014, respectively), partially offset by a 3.5% decrease in golf and related revenue per round ($78.66 and $81.48 for the three months ended June 30, 2015 and 2014, respectively). For the six months ended June 30, 2015, the golf course operation revenues saw an overall increase of 2.6%, attributable to a 3.2% increase in total rounds played (19,587 and 18,978 for the six months ended June 30, 2015 and 2014, respectively), partially offset by a 0.6% decrease in golf and related revenue per round ($77.77 and $78.26 for the six months ended June 30, 2015 and 2014, respectively).

The decrease in hospitality and entertainment operations revenues as a percentage of total consolidated revenues for the six months ended June 30, 2015 as compared to the same period for 2014 is attributable to the increase in Mortgage and REO - Legacy Portfolio and Other Operations segment revenues due to a non-recurring revenue event recognized during the first quarter of 2015, as described below in Mortgage and REO – Legacy Portfolio and Other Operations. The increase in hospitality and entertainment operations revenues as a percentage of total consolidated revenues for the three months ended June 30, 2015 as compared to the same period for 2014 is more indicative of our normal operations as we continue to sell assets and loans in our legacy portfolio. Until we are able to generate liquidity to fully implement our investment strategy, hospitality and entertainment operations segment revenue is expected to be the primary source of top-line revenue.

During the three and six months ended June 30, 2015 and 2014, the hospitality and entertainment operations segment constituted the majority of total operating property direct expenses. Net operating income for the segment as a percentage of related revenue totaled 26.2% and 18.2% for the three months ended June 30, 2015 and 2014, respectively, and 24.2% and 17.9% for the six months ended June 30, 2015 and 2014, respectively. The improvement in net operating income percentages for both the three and six months ended June 30, 2015 as compared to the same periods in 2014 are primarily attributed to cost saving measures implemented at the properties and a focus on driving ADR increases at the properties.

After interest expense, and depreciation and amortization, the hospitality and entertainment operations segment contributed pretax income of $0.6 million and $0.2 million for the three months ended June 30, 2015 and 2014, respectively. After interest expense, depreciation and amortization, the hospitality and entertainment operations segment contributed income of $0.5 million for the six months ended June 30, 2015, versus a loss contribution of $0.2 million to the total consolidated net loss for the six months ended June 30, 2014.

Mortgage and REO – Legacy Portfolio and Other Operations

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2015	% of Consolidated Total	2014	% of Consolidated Total	2015	% of Consolidated Total	2014	% of Consolidated Total
Total Revenue	$488	5.2%	$1,201	13.5%	$2,794	14.8%	$1,766	11.4%
Expenses (Income):
Expenses for Non-Operating Real Estate Owned	324	99.7%	592	99.8%	611	99.7%	1,144	99.8%
Professional Fees	528	50.5%	1,125	41.1%	1,373	59.9%	2,610	48.7%
General and Administrative Expense	101	4.0%	57	3.5%	147	3.1%	63	2.0%

Other Expenses:
Interest Expense	900	37.2%	519	11.0%	1,589	30.4%	862	9.0%
Depreciation and Amortization Expense	1	0.2%	—	—	1	0.1%	—	—
(Gain) Loss on Disposal of Assets, Net	239	100.0%	(6,583)	100.0%	282	100.0%	(12,000)	(100.0)%
Provision for (Recovery of) Credit Losses, Net	(9,742)	100.0%	9	—%	(10,648)	99.9%	(532)	(97.1)%
Total Expenses (Income)	(7,649)	(182.5)%	(4,281)	(41.4)%	(6,645)	(41.2)%	(7,853)	(39.4)%
Net Income	8,137	157.1%	5,482	(377.0)%	9,439	340.9%	9,619	215.7%
Net Income Attributable to Noncontrolling Interests	(586)	(100.0)%	—	—%	(586)	(100.0)%	—	—%
Net Income Attributable to Common Shareholders	$7,551	216.3%	$5,482	377.0%	$8,853	(98,366.7)%	$9,619	215.7%

During the three months ended June 30, 2015 and 2014, the Mortgage and REO - Legacy Portfolio and Other Operations segment contributed 5.2% and 13.5% of total consolidated revenues, respectively. During the six months ended June 30, 2015 and 2014, the Mortgage and REO - Legacy Portfolio and Other Operations segment contributed 14.8% and 11.4% of total consolidated revenues, respectively. The large decrease in Mortgage and REO - Legacy Portfolio and Other Operations revenue during the three months ended June 30, 2015, as compared to the same period in 2014 is due to fees earned in connection with a limited guarantee provided by the Company relating to a previous preferred equity investment and interest accretion on a note, both during 2014. The increase in Mortgage and REO - Legacy Portfolio and Other Operations revenue during the six months ended June 30, 2015, as compared to the same period in 2014 is due to fees earned in connection with a limited guarantee provided by the Company relating to a previous preferred equity investment that we made and disposed of in 2013. The 2015 amount was comprised of a contractual quarterly fee from the borrower of $0.5 million and a $1.3 million settlement payment received when the borrower secured a replacement guarantor on the senior loan, we entered into a court-approved settlement with the borrower, and we were released from any potential future liability under the guarantee. The 2014 amount was comprised of a contractual quarterly fee of $0.8 million.

During the three months ended June 30, 2015 and 2014, the Mortgage and REO - Legacy Portfolio and Other Operations segment reduced total consolidated expenses by $7.6 million and $4.3 million, respectively. During the six months ended June 30, 2015 and 2014, the Mortgage and REO - Legacy Portfolio and Other Operations segment reduced total consolidated expenses by $6.6 million and $7.9 million, respectively. Both of the three and six month decreases in net expenses were primarily due to an increase in recoveries from prior credit losses through asset collections from guarantors and the assignment of equity interests as a result of our enforcement and collection efforts, a decrease in professional fees due to reduced external legal costs resulting from the hiring of new in-house legal counsel in the first quarter of 2015 and decreases in expenses for Non-Operating Real Estate Owned due to lower HOA dues, property taxes, insurance and licensing costs resulting from asset disposals between periods, partially offset by an increase in interest expense due to property-specific indebtedness under the structure of the new senior loans and fewer gains from the sale of assets.

As a result of these savings, the Mortgage and REO - Legacy Portfolio and Other Operations segment provided net income of $8.1 million and $5.5 million for the three months ended June 30, 2015 and 2014, respectively, and $9.4 million and $9.6 million for the six months ended June 30, 2015 and 2014, respectively, thereby reducing our consolidated net loss.

See “Note 3 – Mortgage Investments, Loan Participations and Loan Sales” in the accompanying consolidated financial statements and Part II, Item 6. - “Loan Originations, Loan Types, Borrowers and Real Estate Owned and Operating Properties” for additional information regarding our loan portfolio.

Commercial Real Estate Leasing Operations

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2015	% of Consolidated Total	2014	% of Consolidated Total	2015	% of Consolidated Total	2014	% of Consolidated Total
Total Revenue	$424	4.5%	$464	5.2%	$845	4.5%	$850	5.5%
Expenses:
Operating Property Expenses (excluding interest and depreciation)	375	5.7%	326	5.2%	697	5.7%	672	6.0%
Total Operating Expenses	375		326		697		672
Net Operating Income	49		138		148		178
Net Operating Income % of revenue	11.6%		29.7%		17.5%		20.9%
Other Expenses:
Interest Expense	—	—%	—	—%	—	—%	305	3.2%
Depreciation & Amortization Expense	—	—%	339	34.0%	—	—%	679	33.9%
Recovery of Credit Losses, Net	(3)	—%	(9)	—%	(12)	0.1%	(16)	(2.9)%
Impairment of Real Estate Owned	140	100.0%	—	—%	140	100.0%	—	—%
Other Expenses	137		330		128		968
Total Expenses	512	12.2%	656	6.3%	825	5.1%	1,640	8.2%
Net Income (Loss)	$(88)	(1.7)%	$(192)	13.2%	$20	0.7%	$(790)	(17.7)%

During the three months ended June 30, 2015 and 2014, the Commercial Real Estate Leasing Operations segment contributed 4.5% and 5.2% of total consolidated revenues, respectively. During the six months ended June 30, 2015 and 2014, the Commercial Real Estate Leasing Operations segment contributed 4.5% and 5.5% of total consolidated revenues, respectively. The declining contribution to revenue is due to the increase in revenues from the Hospitality and Entertainment Operations and the Mortgage and REO - Legacy Portfolio and Other Operations segments. The commercial office building has remained at a constant 31% occupancy rate for over three years despite management’s efforts to attract additional tenants. In the fourth quarter of 2014, we commenced negotiations to sell the property, which closed subsequent to June 30, 2015.

Similarly, during the three and six months ended June 30, 2015 and 2014, the Commercial Real Estate Leasing Operations segment constituted relatively small percentages of total operating property direct expenses. Net operating income (loss) for the segment as a percentage of related revenue totaled 11.6% and 29.7% for the three months ended June 30, 2015 and 2014, respectively, and 17.5% and 20.9% for the six months ended June 30, 2015 and 2014, respectively. We have implemented certain cost savings and revenue enhancing activities that have contributed to the improvement in the net operating income percentage.

After interest expense, depreciation and amortization, and recoveries of credit losses, the Commercial Real Estate Leasing Operations segment contributed income of $0.1 million and $0.2 million to the total consolidated net losses for the three months ended June 30, 2015 and 2014, respectively. For the six months ended June 30, 2015 and 2014, after interest expense, depreciation and amortization, and recoveries of credit losses, the Commercial Real Estate Leasing Operations segment contributed income of $20,000 to the total consolidated income, and a loss of $0.8 million to the total consolidated loss, respectively. The improvement to the bottom line was attributed primarily to the cessation of recorded depreciation since the asset was classified as held for sale in the fourth quarter of 2014.

Corporate and Other

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2015	% of Consolidated Total	2014	% of Consolidated Total	2015	% of Consolidated Total	2014	% of Consolidated Total
Total Revenue	$65	0.7%	$1	—%	$66	0.3%	$1	—%
Expenses:
Expenses for Non-Operating Real Estate Owned	1	0.3%	1	0.2%	2	0.3%	2	0.2%
Professional Fees	517	49.5%	1,614	58.9%	918	40.1%	2,751	51.3%
General and Administrative Expense	2,446	96.0%	1,585	96.5%	4,593	96.9%	3,091	98.0%
Interest Expense	469	19.4%	3,678	77.9%	1,606	30.7%	7,109	74.1%
Depreciation & Amortization Expense	52	8.0%	52	5.2%	105	8.2%	104	5.2%
Total Expenses	3,485	83.1%	6,930	67.0%	7,224	44.8%	13,057	65.5%
Net Loss	(3,420)	(66.0)%	(6,929)	(476.5)%	(7,158)	(258.5)%	(13,056)	(292.7)%
Cash Dividend on Redeemable Convertible Preferred Stock	(533)	(100.0)%	—	—%	(1,061)	(100.0)%	—	—%
Deemed Dividend on Redeemable Convertible Preferred Stock	(571)	(100.0)%	—	—%	(1,131)	(100.0)%	—	—%
Net Income (Loss) Attributable to Common Shareholders	$(4,524)	(129.6)%	$(6,929)	(476.5)%	$(9,350)	103,888.9%	$(13,056)	(292.7)%

Other than occasional, non-recurring miscellaneous revenue, the Corporate and Other segment generally does not generate any revenues for the Company.

During the three months ended June 30, 2015 and 2014, the Corporate and Other segment contributed $3.5 million and $6.9 million, respectively, or 83.1% and 67.0% of total consolidated expenses. During the six months ended June 30, 2015 and 2014, the Corporate and Other segment contributed $7.2 million and $13.1 million, respectively, or 44.8% and 65.5% of total consolidated expenses. Both of the three and six month decreases for this segment are primarily attributable to professional fees savings due to decreases in asset management costs and enforcement costs against guarantors, coupled with reduced external legal costs resulting from the hiring of new in-house general counsel in the first quarter of 2015, as well as reduced asset management consulting fees due to the hiring of a former consultant as the Company’s CEO in mid-2014 and decreases in interest expense due to the refinancing of our senior debt in January 2015, partially offset by higher general and administrative expenses due primarily to additional executive compensation, stock-based compensation from restricted stock issues, and board of directors compensation which commenced in mid-2014.

As a result of the corporate expenses recorded and lack of revenues in this segment, for the three months ended June 30, 2015 and 2014, the Corporate and Other segment contributed losses of $3.4 million and $6.9 million to the Company’s total consolidated net loss, respectively. During the six months ended June 30, 2015 and 2014, the Corporate and Other segment contributed losses of $7.2 million and $13.1 million to the Company’s total consolidated net income (loss), respectively.

Lending Activities, and Loan and Borrower Attributes

Lending Activities

As of June 30, 2015, our loan portfolio consisted of 6 first mortgage loans with an aggregate carrying value of $11.0 million. In comparison, as of December 31, 2014, our loan portfolio consisted of 9 first mortgage loans with an aggregate carrying value of $24.5 million. Given the non-performing status of the majority of our loan portfolio and the suspension of significant lending activities, there was limited loan activity during the period ended June 30, 2015. During the six months ended June 30, 2015, we originated no new loans, foreclosed on two loans in default with a carrying value of $0.9 million, and sold two loans with a carrying value of $13.7 million. During the six months ended June 30, 2014, we originated two loans in the principal amount of $8.4 million in connection with the partial financing of the sale of certain REO assets. As of June 30, 2015 and December 31, 2014, the valuation allowance represented 56.0% and 38.8%, respectively, of the total outstanding loan principal and interest balances.

Changes in our Loan Portfolio Profile

Because our loan portfolio consisted of only six loans at June 30, 2015 and nine loans at December 31, 2014, we expect little change in the portfolio profile in future periods until we resume lending activities on a meaningful level. Since October 2008, we have elected to suspend the origination and funding of any new loans. Accordingly, our ability to change the composition of our loan portfolio is limited. In addition, in connection with seeking to preserve our collateral, certain existing loans have been modified by, among other things, extending maturity dates, and, in the absence of available credit financing to repay our loans, we may modify additional loans in the future or foreclose on those loans.

Geographic Diversification

At June 30, 2015, our mortgage loans consist of loans where the collateral is primarily located in Arizona, California and Utah. The concentration of our loan portfolio in Arizona and California totaled 72.8% and 91.1% at June 30, 2015 and December 31, 2014, respectively. Since we have suspended funding new loans, our ability to diversify the geographic aspect of our loan portfolio remains significantly limited. The change year over year in the geographic diversification of our loans is primarily attributed to loan sales or the foreclosure and transfer of loans to REO assets.

See “Note 3 – Mortgage Investments, Loan Participations and Loan Sales” in the accompanying condensed consolidated financial statements and Item 2. - “Selected Financial Data” for additional information regarding the geographic diversification of our loan portfolio.

Interest Rate Information

Our loan portfolio includes loans that carry variable and fixed interest rates. All variable interest rate loans are indexed to the Prime Rate with interest rate floors. At June 30, 2015 and December 31, 2014, the Prime Rate was 3.25% per annum.

The majority of our loans are in non-accrual status. At June 30, 2015, three of our six loans were performing and had principal balances totaling $8.3 million and a weighted average contractual interest rate of 8.8%. At December 31, 2014, three of our nine loans were performing and had principal balances totaling $21.5 million and a weighted average interest rate of 8.2%. For additional discussion regarding the impact of pro forma increases or decreases in the Prime Rate, see “Quantitative and Qualitative Disclosures about Market Risk” located elsewhere in this Form 10-Q.

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

As of June 30, 2015, the original projected end-use of the collateral under our loans was comprised of 66.8% residential, 28.9% mixed-use and the balance for commercial. As of December 31, 2014, the original projected end-use of the collateral under our loans was comprised of 46.4% residential and 51.2% mixed-use and the balance for commercial.

See “Note 3 – Mortgage Investments, Loan Participations and Loan Sales” in the accompanying condensed consolidated financial statements and, Item 2. - “Selected Financial Data” for additional information regarding the classification of our loan portfolio.

Changes in the Portfolio Profile — Scheduled Maturities

As of June 30, 2015, the outstanding principal and interest balance of mortgage loans, net of the valuation allowance, have scheduled principal paydowns or maturities within the next several years as follows:

Quarter	Outstanding Balance	Percent	#
Matured	$16,681	66.8%	3
Q2 2016	7,200	28.9%	1
Q1 2017	600	2.4%	0
Q1 2020	183	0.7%	1
Thereafter	289	1.2%	1
Total Principal and Interest	24,953	100.0%	6
Less: Valuation Allowance	(13,984)
Net Carrying Value	$10,969

Of the total of matured loans as of June 30, 2015, 75% of loan principal and interest matured during the year ended December 31, 2008 and 25% matured during the nine months ended September 30, 2014.

See “Note 3 – Mortgage Investments, Loan Participations and Loan Sales” in the accompanying condensed consolidated financial statements and, Item 2. - “Selected Financial Data” for additional information regarding loan modifications.

Operating Properties and Real Estate Held for Development or Sale

At June 30, 2015, we held total REO assets of $152.8 million, of which $18.6 million were held for development, $50.3 million were held for sale, and $83.9 million were held as operating properties. At December 31, 2014, we held total REO assets of $145.4 million, of which $8.2 million were held for development, $53.7 million were held for sale, and $83.5 million were held as operating properties. These properties are located in California, Texas, Arizona, Minnesota, New Mexico and Utah.

We acquired two REO assets through foreclosure during the six months ended June 30, 2015 with a carrying value of $0.9 million. During the six months ended June 30, 2015, we sold seventeen REO assets (or portions thereof) for $11.6 million (net of selling costs), resulting in a net loss of $0.2 million. During the six months ended June 30, 2014, we sold fourteen REO assets (or portions thereof) for $48.1 million (net of selling costs), of which we financed $8.4 million, for a net gain of $12.0 million.

As previously reported, during the year ended December 31, 2014, the Company, through a wholly owned subsidiary, formed a joint venture with Titan for the purpose of holding and developing certain real property for a planned multi-family residential housing and retail development located in the Minneapolis suburb of Apple Valley to be known as Parkside Village (the “Apple Valley Project”). The first phase of the Apple Valley Project will consist of a 196-unit multi-family residential housing development known as Gabella, which is currently under construction and is expected to be substantially completed in late 2015.

In addition, during the three months ended June 30, 2015, we were awarded certain real estate assets and equity interests in a number of limited liability companies and limited partnerships with various real estate holdings resulting from our enforcement and collection efforts. Several of the limited liability companies and partnerships hold interests in real property and are now owned together with various unrelated third parties. Certain of these entities have been consolidated in the accompanying condensed consolidated financial statements based on our determination of the Company’s controlling financial interest in such entities. The aggregate fair value of our interest in the underlying real estate assets of the consolidated entities, after elimination of intercompany balances, totaled $7.0 million, which is classified as held for sale in the accompanying condensed consolidated balance sheets. Certain of such assets were sold during the six months ended June 30, 2015, resulting in the recording of a noncontrolling interest totaling $0.6 million. The Company’s interests in these entities range from 2.4% to 48.0% and, collectively, the Company’s net investment in these entities totals $3.1 million at June 30, 2015.

Costs related to the development or improvements of the real estate assets are generally capitalized and costs relating to holding the assets are generally charged to expense. Cash outlays for capitalized development costs totaled $16.2 million during the six months ended June 30, 2015. In addition, costs and expenses related to operating, holding and maintaining such properties (including property taxes), which are expensed and included in property taxes and other operating expenses for REO assets in the accompanying condensed consolidated statement of operations, totaled approximately $6.9 million and $12.8 million for the three and six months ended June 30, 2015, respectively, and $6.8 million and $12.4 million for the three and six months ended June 30, 2014, respectively. We intend to continue the process of disposing of a significant portion of our existing assets, individually or in bulk, which may result in the further reclassification of an additional portion of our REO assets as held for sale.

See “Note 4 – Operating Properties and Real Estate Held for Development or Sale” in the accompanying condensed consolidated financial statements for additional information.

Important Relationships Between Capital Resources and Results of Operations

Summary of Existing Loans in Default

At June 30, 2015, three of our six loans, with a combined carrying value of $2.7 million, were in default. Of the six loans that were in default at December 31, 2014, three remained in default status as of June 30, 2015, two were removed upon foreclosure and transferred to REO, and one loan was sold. We are exercising enforcement action which could lead to foreclosure or other disposition upon the remaining loans in default. However, the completion and/or timing of foreclosure on the remaining loans is dependent on several factors, including applicable states statutes, potential bankruptcy filings by the borrowers, our ability to negotiate a deed-in-lieu of foreclosure and other factors.

See “Note 3 – Mortgage Investments, Loan Participations and Loan Sales” in the accompanying condensed consolidated financial statements and, Item 2. - “Selected Financial Data” for additional information regarding loans in default.

Valuation Allowance and Fair Value Measurement of Loans and Real Estate Held for Sale

A discussion of our valuation allowance, fair value measurement and summaries of the procedures performed in connection with our fair value analysis as of June 30, 2015, is presented in note 6 of the accompanying condensed consolidated financial statements.

Based on our analysis of macro market and economic conditions, market confidence appears to have stabilized in recent months in numerous markets in which our assets are located as evidenced by stabilized sales activity and pricing. Based on the results of our evaluation and analysis, during the three and six months ended June 30, 2015, we recorded a non-cash recovery of prior credit losses on our loan portfolio of $0.5 million, and none for the three and six months ended June 30, 2014. In addition, we recorded other net recoveries of credit losses of $9.2 million and $10.2 million for the three and six months ended June 30, 2015, respectively. During the three and six months ended June 30, 2014, we recorded a provision for credit losses of $0 and a recovery of credit losses of $0.5 million, respectively, relating to the collection of cash and other assets from guarantors on certain legacy loans. We recorded impairment charges of $0.1 million for real estate owned during the three and six months ended June 30, 2015, and none for the three and six months ended June 30, 2014.

As of June 30, 2015 and December 31, 2014, the valuation allowance totaled $14.0 million and $15.6 million, respectively, representing 56.0% and 38.8%, respectively, of the total outstanding loan principal and accrued interest balances.

Leverage to Enhance Yields

We have not historically employed a significant amount of leverage to enhance our investment yield. We may, however, employ such leverage in the future if deemed appropriate.

Current and Anticipated Borrowings and Activity

During the six months ended June 30, 2015, the Company, through various of its subsidiaries, entered into a series of loan agreements, promissory notes and related agreements with Calmwater Capital 3, LLC (“Calmwater”) for loans in the aggregate principal amount of $78.8 million for the purposes of refinancing the Company’s $36.0 million senior secured loan with NWRA Ventures I, LLC (“NW Capital”) and its $24.8 million note payable from a bank, as well as to provide working capital for certain development activities and operational costs.

The Company set aside $4.0 million of the loan proceeds to fund a portion of the balance of its $11.5 million equity commitment for the construction of Gabella, which has been fully funded as of June 30, 2015, as described below. In addition, the Company plans to utilize $2.0 million of the loan proceeds to complete a $6.3 million capital improvement program at the Company’s hotel properties and restaurant located in Sedona, Arizona, which commenced in the second quarter of 2015. The balance of the loan proceeds is expected to be used for certain fees, reserves, and working capital.

The general terms of the respective loans are as follows:

•
The first loan is a $50.0 million non-recourse loan secured by first liens on the Company’s two operating hotel properties and restaurant located in Sedona, Arizona (“the Sedona Loan”). The Sedona Loan requires interest only payments beginning on March 1, 2015 and bears annual interest at a base equal to the sum of: (i) the greater of (A) 0.50% per annum or (B) LIBOR (as defined) plus (ii) 6.75% per annum. In connection with the Sedona Loan, the Company entered into an interest rate cap agreement for the initial two-year term of the loan with a LIBOR-based strike rate, which the Company elected to expense upon execution. The Sedona Loan has a maturity date of February 1, 2018 with an option by the Company to extend the maturity date for two consecutive 12-month periods, provided that 1) there are no outstanding events of default, 2) the Company obtains an extended interest rate cap agreement and 3) the Company complies with the other applicable terms set forth in the loan agreement including the payment of an extension fee of $0.5 million. The Sedona Loan is subject to a non-recourse carve-out guaranty by the Company which also includes a guarantee of completion of certain capital improvements at the Company’s hotel properties.

The Sedona Loan contains customary affirmative and negative covenants and requires the Company to fund customary annual interest, tax, and insurance reserve accounts, each of which are pledged as additional collateral for the Sedona Loan. Additional reserves are required in connection with certain scheduled capital improvements that commenced during the second quarter of 2015. The Sedona Loan also contains customary events of default, the occurrence of which could result in the acceleration of the obligations under the loan and, under certain circumstances, the application of a default interest rate during the existence of an event of default at a rate equal 5.0% in excess of the note rate. The Company is permitted to make optional prepayments at any time, subject to a yield maintenance prepayment fee if the prepayment is made prior to February 1, 2016 and a .50% prepayment premium if paid prior to February 1, 2017, and other conditions set forth in the loan agreement. Thereafter, the Company may prepay the Sedona Loan in full or in part without yield maintenance fees or prepayment premium costs.

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

Asset Loans 1 and 2 contain customary affirmative and negative covenants and requires the Company to fund certain customary annual tax and insurance reserve accounts, each of which are pledged as additional collateral for Asset Loan 2. Asset Loan 2 also contains customary events of default, the occurrence of which could result in the acceleration of the obligations under the loan and, under certain circumstances, the application of a default interest rate during the existence of an event of default at a rate equal 5.0% in excess of the note rate. The Company is permitted to make optional prepayments at any time, subject to a yield maintenance prepayment premium if the prepayment is made prior to November 1, 2015 and other conditions set forth in the loan agreement. Thereafter, the Company may prepay Asset Loans 1 and 2 in full or in part without any yield maintenance fees or prepayment premium costs.

Asset Loans 1 and 2 contain schedules of release prices for each of the Company assets securing the loan which must be set aside for repayment to Calmwater as a condition to releasing each such asset as collateral for the loan. Asset Loans 1 and 2 also provide that during the period through and including November 1, 2015, if the Company causes the sale of any asset which secures Asset Loans 1 or 2, a portion of the proceeds of such sale equal to the applicable release price shall be deposited into a Company custodial account; provided, however that in the event Calmwater thereafter approves replacement collateral proposed by the Company, and such proceeds may be re-borrowed by the Company in exchange for a pledge of such replacement collateral to Calmwater. If Calmwater does not approve such replacement collateral or if the Company elects not to propose replacement collateral, the amount in such custodial account may be used only as a payment toward the outstanding amounts due on Asset Loans 1 and 2.

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

Pursuant to the Payoff Agreement, the Company and NW Capital entered into certain amendments to the NW Capital loan (collectively, the “Modified Loan”) the principal terms of which were as follows: (1) the maturity date was changed to July 22, 2015 (the “Maturity Date”); (2) the conversion rights that had been held by NW Capital to convert the debt into our Series A preferred stock were eliminated; (3) the new principal balance was set at $45.0 million (and subsequently paid down to $36 million at December 31, 2014); (4) interest would accrue at 17% per annum, payable by the Company on a quarterly basis; and (5) on October 24, 2014, and no later than every 90 days thereafter until the Maturity Date, the Company was required to make payments equal to the sum of: (x) $5.0 million (which payment was to be applied toward the then-outstanding principal and interest due on the Modified Loan); and (y) a fee of one percent (1)% of the then-outstanding principal balance of the Modified Loan. As a result of the material change in loan terms, the NW Capital loan was treated as a termination of the existing loan and issuance of a new loan.

As described above, during the six months ended June 30, 2015, we secured replacement financing and repaid the Modified Loan in full.

Exchange Notes

As more fully described in our annual report on Form 10-K for the year ended December 31, 2014, we were required under the terms of a class action settlement to effect an offering to issue five-year, 4%, unsecured notes to participating shareholders in exchange for common stock held by such shareholders at a price of $8.02 per share (“Exchange Offering”). The Exchange Offering was completed in April 2014 and we issued Exchange Offering notes (“EO Notes”) to participating shareholders with a face value of $10.2 million, which were recorded by the Company at fair value. The estimated fair value of the EO Notes was $6.4 million based on the fair value and the imputed effective yield of such notes of 14.6% (as compared to the note rate of 4%) resulting in an original debt discount of the EO Notes of $3.8 million, with a balance of $3.1 million as of June 30, 2015. This amount is reflected as a debt discount in the accompanying financial statements and is being amortized as an adjustment to interest expense using the effective interest method over the term of the EO Notes. The amortized discount added to the principal balance of the EO Notes during the six months ended June 30, 2015 totaled $0.3 million. Interest is payable quarterly in arrears each April, July, October, and January during the term of the EO Notes with the initial interest payment due in July 2014. The EO Notes mature on April 28, 2019, and may be prepaid in whole or in part without penalty at the option of the Company. However, subject to certain minimum cash and profitability conditions, the terms of the EO Notes may require a 50% prepayment on April 29, 2018.

Construction Loan

During the year ended December 31, 2014, the Company secured a construction loan in connection with the Gabella development in the amount of $24.0 million (the “Construction Loan”) from a bank pursuant to a Construction Loan Agreement entered into between IMH Gabella and the bank, dated as of October 20, 2014. In addition to the Construction Loan, the project’s development costs were financed through an equity contribution of $11.5 million by the Company consisting of entitled land and working capital. The equity funding requirement was satisfied in the second quarter of 2015, and the Company made draws totaling $3.6 million on the Construction Loan during the quarter ended June 30, 2015. The Construction Loan is secured by a first lien mortgage on the project as well as certain adjacent parcels that are planned for future development, improvements thereon, and an assignment of rents and revenues. Unless there is an event of default, the Construction Loan bears annual interest at the greater of three-month LIBOR plus 375 basis points, or 4.25%. The loan matures October 20, 2017, provided, however, that the initial term may be extended for two additional one-year terms subject to the satisfaction of certain conditions, including the payment of an extension fee equal to 0.25% of the then outstanding principal balance of the Construction Loan. Interest only payments on any outstanding principal commenced on November 1, 2014. Monthly payments of principal and interest will commence on the earlier of (i) November 1, 2016 and (ii) the first month following stabilization (as defined in the loan agreement). The Construction Loan is subject to certain financial covenants, one of which is a requirement that the Company maintain a minimum net worth of $50.0 million throughout the term of the loan. The Construction Loan is also subject to a completion and repayment carve-out guarantee by the Company and requires a minimum liquidity balance of $7.5 million which commenced on the initial construction draw in April 2015. In the event of prepayment of the Construction Loan within two years from the initial funding date, a prepayment penalty shall be due equal to two years of interest less non-default interest paid through the prepayment date. Thereafter, the Construction Loan may be paid without penalty.
Other Notes Payable Activity

During 2013, we assumed a $24.8 million note payable from a bank in connection with a deed-in-lieu of foreclosure that was secured by the related hotel operating properties. The note payable bore annual interest of 8%, with required monthly payments of principal and interest and the outstanding principal due at maturity on March 28, 2017. During the six months ended June 30, 2015, we secured replacement financing and repaid the note payable in full and paid a $0.5 million prepayment penalty.

In connection with our Gabella multifamily housing development in Apple Valley, Minnesota, we entered into, among other agreements, a business subsidy agreement and related loan agreement dated March 29, 2013, as amended on July 10, 2014, with the Apple Valley Economic Development Authority (“EDA”). Under the terms of the business agreement, the EDA agreed to advance to us up to $1.1 million as a loan, but in no event to exceed the amount received from Dakota County for the statutory penalty and interest on special assessment taxes which were assessed in the tax years 2007 through 2011, which has been paid in full as of June 30, 2015. The loan bears interest at the rate of 6.0% per annum which accrues until the loan is satisfied or paid in full. If we complete the development project by no later than April 30, 2016, and certain other conditions are satisfied, the EDA is expected to forgive the loan in its entirety. If we do not meet certain specified development goals, the loan and all accrued unpaid interest must be repaid on or before December 31, 2017. In addition, under the agreement, we are not allowed to sell, transfer or otherwise convey all or part of the property for a period of five years following completion without the prior written consent of EDA. As of June 30, 2015 and December 31, 2014, the total amount advanced to us under the loan agreement was $0.8 million.

In conjunction with the Gabella development project described above, we also entered into a settlement agreement in June 2012 with the local municipality relating to outstanding past due property taxes, penalties and interest on various parcels totaling $3.7 million and bearing annual interest of 10%. Under the terms of the settlement agreement, we were required to make annual payments over either a five or ten year period, depending on the parcel. The outstanding balance of the settlement obligation totaled $0.5 million at December 31, 2014 which was repaid in full during the first quarter of 2015.

Special Assessment Obligations

As of June 30, 2015 and December 31, 2014, we recorded obligations arising from our allocated share of certain community facilities district special revenue bonds and special assessments of $4.7 million and $5.0 million, respectively. These obligations are described below.

One of the special assessment obligations had an outstanding balance of $3.2 million and $3.3 million as of June 30, 2015 and December 31, 2014, respectively, and has an amortization period that extends through April 30, 2030, with an annual interest rate ranging from 5% to 6%. This special assessment obligation is secured by certain real estate held for sale consisting of 171 acres of unentitled land located in Buckeye, Arizona, which land had a carrying value of $5.0 million at June 30, 2015.

The other special assessment obligations are comprised of a series of special assessments that collectively had an outstanding balance of $1.5 million and $1.6 million as of June 30, 2015 and December 31, 2014, respectively. These special assessment obligations have amortization periods that extend through 2022, with annual interest rates ranging from 6% to 7.5%. These special assessment obligations are secured by certain real estate held for development consisting of 13 acres of unentitled land located in Dakota County, Minnesota, which land has a carrying value of approximately $18.6 million at June 30, 2015. We made principal repayments on these special assessment obligations of $0.3 million during the six months ended June 30, 2015.

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

The SRE Note was originally scheduled to mature on the 91st day after full repayment of the Modified Loan, which was repaid on January 23, 2015, resulting in an original maturity date of the SRE Note of April 24, 2015. The SRE Note contained a facility exit fee equal to the amount of interest that would accrue through August 23, 2015. During the second quarter of 2015, the Company entered into two separate amendments to extend the maturity date to August 24, 2015 (“Extended Maturity Date”), and agreed to pay a previously agreed upon fee of $50,000 for the first such extension, and the same fee for the second extension plus payment of all accrued interest through each of the amendment dates. The SRE Note bears interest at a per annum base rate of 16%, and is subject to increase in the event the SRE Note is not repaid in full on or prior to the maturity date. In connection with the execution of the loan agreement on December 31, 2014, the Company paid a structuring fee of $0.1 million.

See “Note 7 – Debt, Notes Payable, and Special Assessment Obligations” in the accompanying condensed consolidated financial statements for further information regarding notes payable activity.

Off-Balance Sheet Arrangements
As of June 30, 2015 and December 31, 2014, we did not have any off-balance sheet arrangements.
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

At June 30, 2015, we had cash and cash equivalents of $9.8 million and restricted cash and cash equivalents of $19.7 million, as well as loans held for sale totaling $11.0 million and REO held for sale of $50.3 million. The proceeds from these items, coupled with revenues generated from our operating properties, and proceeds from the issuance of debt and equity securities, comprise our primary sources of liquidity and we believe they are sufficient to cover our liquidity needs over the next twelve months. However, there is no assurance that we will be successful in selling existing real estate assets in a timely manner or in obtaining additional financing, if needed, to sufficiently fund future operations or to implement our investment strategy. Further, under our new senior loans, there are established release prices for each of the collateral assets to be applied as principal paydowns on such debt. Our failure to generate sustainable earning assets and successfully liquidate a sufficient number of our loans and real estate assets, including exceeding the release prices from the sale of collateral assets, may have a material adverse effect on our business, results of operations and financial position.
Our requirements for and sources of liquidity and capital resources are described in more detail in our Annual Report on Form 10-K for the year ended December 31, 2014. There have been no material changes to our requirements for liquidity as of and for the six months ended June 30, 2015.
Cash Flows
Cash Provided by (Used In) Operating Activities
Cash used for operating activities was $0.6 million for the six months ended June 30, 2015 compared to cash used for operating activities $11.3 million for the six months ended June 30, 2014. Cash flows from operating activities includes cash generated from operating property revenues, investment and other income, and mortgage income from our loan portfolio, offset by amounts paid for operating property expenses, property taxes and other operating costs for REO assets, professional fees, general and administrative expenses and other expenses, plus non-cash recoveries, as well as interest on our notes payable.

Cash Provided By Investing Activities
Net cash provided by investing activities was $8.9 million for the six months ended June 30, 2015 compared to $42.9 million for the six months ended June 30, 2014. Primary sources of cash from investing activities for 2015 included $11.6 million from sales of REO assets and $13.7 million from the sale of mortgage loans, offset by $16.2 million in investments in real estate properties owned. Net cash provided by investing activities in 2014 was primarily due to mortgage loan repayments of $5.6 million and proceeds from asset sales and recoveries of $39.8 million.
Cash Used in Financing Activities
Net cash used in financing activities was $0.5 million for the six months ended June 30, 2015 compared to $30.0 million for the six months ended June 30, 2014. During the six months ended June 30, 2015, we secured financing proceeds of $82.4 million, repaid notes payable totaling $61.7 million, paid debt issuance costs of $3.0 million, experienced an increase in restricted cash of $17.1 million and paid preferred dividends of $1.1 million. During the six months ended June 30, 2014, we experienced an increase in restricted cash of $10.8 million, paid debt issuance costs of $0.7 million and made repayments of notes payable of $17.5 million.
Critical Accounting Policies
Our critical accounting policies are disclosed in our previously filed Annual Report on Form 10-K for the fiscal year ended December 31, 2014.  As of June 30, 2015, there have been no significant changes in our critical accounting policies from December 31, 2014, except as disclosed in note 2 of the unaudited condensed consolidated financial statements included in this Form 10-Q.
Recent Accounting Pronouncements
For information regarding recent accounting pronouncements that are applicable to us, see Note 2 to our unaudited condensed consolidated financial statements included with this Form 10-Q.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our quantitative and qualitative disclosures about market risk are disclosed in our previously filed Annual Report on Form 10-K for the year ended December 31, 2014.  As of June 30, 2015, there have been no significant changes in our market risks from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

Interest Rate Risk

Because our three performing loans are fixed rate loans and the remaining principal balances of our loans are in non-accrual status as of June 30, 2015, changes in weighted average interest rates for our loan portfolio have little impact on interest income. As of June 30, 2015, 66.4% of the principal balance of our loans was in non-accrual status.
The following tables contain information about our mortgage loan principal and interest balances as of June 30, 2015, presented separately for fixed and variable rates and the calendar quarters in which such mortgage investments mature:

	Matured	Q2 2016	Q1 2017	Q1 2020	Thereafter	Total
	(in thousands)
Loan Rates:
Variable	$12,681	$—	$—	$—	—	$12,681
Fixed	4,000	7,200	600	183	289	12,272
Principal and interest outstanding	$16,681	$7,200	$600	$183	$289	24,953
Less: Valuation Allowance						(13,984)
Net Carrying Value						$10,969

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

As of June 30, 2015, the aggregate principal outstanding balance of our variable debt was $82.4 million. Borrowings under our variable debt bear annual interest at a weighted-average interest rate of 7.73%. We entered into an interest rate cap agreement as a designated cash flow hedge for the variable rate Sedona Loan with a LIBOR cap rate equal to 2.00% for the first two years ended February 1, 2017, which is intended to limit our interest rate risk exposure. As of June 30, 2015, a 100 basis point increase in short term interest rates would decrease our earnings by approximately $0.6 million per annum, based on the current variable rate exposure from our financings and interest rate derivatives.

The following table presents the principal amounts, weighted-average interest rates and maturities of our fixed and variable rate debt as of June 30, 2015 (amounts in thousands):

	2015	2016	2017	2018	2019	Thereafter	Total
Fixed rate debt	$5,129	$1,134	$380	$383	$7,452	$3,089	$17,567
Average interest rate	15.76%	6.09%	6.36%	6.34%	4.12%	6.01%	8.08%
Variable rate debt	$—	$—	$32,373	$50,000	$—	$—	$82,373
Average interest rate	—%	—%	8.47%	7.25%	—%	—%	7.73%
Total	$5,129	$1,134	$32,753	$50,383	$7,452	$3,089	$99,940

As of June 30, 2015, we had cash and cash equivalents totaling $9.8 million and restricted cash of $19.7 million (collectively, 14.3% of total assets), respectively, all of which were held in bank accounts, highly liquid money market accounts or short-term certificates of deposit. We have historically targeted between 3%-5% of the principal balance of our outstanding portfolio loans to be held in such accounts as a working capital reserve. However, our actual deployment in the future may vary depending on a variety of factors, including the timing and amount of debt or capital raised, the timing and amount of investments made, liquidity requirements under our loan agreements and other factors. We believe that these financial assets do not give rise to significant interest rate risk due to their short-term nature.

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

The Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2015, utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (1992). Based on their assessment, we determined that the Company’s internal control over financial reporting was effective as of June 30, 2015.

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

Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of June 30, 2015. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of these disclosure controls and procedures were effective as of June 30, 2015.

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

Issuer Sales of Equity Securities

During the six months ended June 30, 2015, the Company issued 35,000 shares of the Company’s common stock to an employee in connection with an employment agreement. The common stock was issued pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act.

Issuer Purchases of Equity Securities

While the Company does not have a formal share repurchase program, it may repurchase its shares from time to time, depending on market conditions and other factors, through privately negotiated transactions. There were no shares repurchased under any publicly announced plans or repurchase programs during the quarterly period ended June 30, 2015.

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

Date:	August 13, 2015	IMH FINANCIAL CORPORATION

		By:	/s/ Lisa Jack
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

Signature	Title	Date

/s/ Lawrence D. Bain	Chief Executive Officer and Chairman of the Board	August 13, 2015
Lawrence D. Bain	(Principal Executive Officer)

/s/ Lisa Jack	Chief Financial Officer (Principal Financial Officer	August 13, 2015
Lisa Jack	and Principal Accounting Officer)