Form 10-Q
period 2015-09-30
IMH Financial Corp
filed 2015-11-12
CIK 1397403

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2015
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The registrant had 85,000 shares of Common Stock, 3,491,758 shares of Class B-1 Common Stock, 3,492,954 shares of Class B-2 Common Stock, 7,159,759 shares of Class B-3 Common Stock, 313,790 shares of Class B-4 Common Stock, 735,801 shares of Class C Common Stock, 2,604,852 shares of Series B-1 Preferred Stock and 5,595,148 shares of Series B-2 Preferred Stock, all of which were collectively convertible into 23,479,062 outstanding common shares as of November 12, 2015.

IMH FINANCIAL CORPORATION

2

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.
IMH FINANCIAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30, 2015	December 31, 2014
Assets	(Unaudited)
Cash and Cash Equivalents	$9,317	$1,915
Restricted Cash and Cash Equivalents	32,425	2,573
Mortgage Loans Held for Sale, Net	8,261	24,539
Real Estate Acquired through Foreclosure Held for Sale	35,047	53,686
Real Estate Acquired through Foreclosure Held for Development	27,128	8,205
Operating Properties Acquired through Foreclosure	86,668	83,481
Deferred Financing Costs, Net	2,461	754
Other Receivables	1,572	2,816
Investment in Unconsolidated Entities	3,064	—
Other Assets	2,105	3,149
Property and Equipment, Net	512	654
Total Assets	$208,560	$181,772
Liabilities
Accounts Payable and Accrued Expenses	$10,008	$6,079
Accrued Property Taxes	354	785
Dividends Payable	540	—
Accrued Interest Payable	823	1,635
Customer Deposits and Funds Held for Others	2,906	2,064
Notes Payable, Net of Discount	96,315	69,010
Note Payable to Related Party	5,000	5,000
Capital Lease Obligation	1,181	1,199
Special Assessment Obligations	4,655	4,981
Total Liabilities	121,782	90,753
Redeemable Convertible Preferred Stock, $.01 par value; 100,000,000 shares authorized; 8,200,000 outstanding; liquidation preference of $39,570 at September 30, 2015 and December 31, 2014	29,043	27,329
Commitments and Contingent Liabilities
Stockholders’ Equity
Common stock, $.01 par value; 200,000,000 shares authorized; 16,908,880 and 16,873,880 shares issued at September 30, 2015 and December 31, 2014, respectively; 15,279,062 and 15,244,062 shares outstanding at September 30, 2015 and December 31, 2014, respectively	169	169
Less: Treasury stock, 1,629,818 shares at September 30, 2015 and December 31, 2014	(5,948)	(5,948)
Paid-in Capital	723,471	726,189
Accumulated Deficit	(660,543)	(656,720)
Total IMH Financial Corporation Stockholders' Equity	57,149	63,690
Noncontrolling Interests	586	—
Total Stockholders' Equity	57,735	63,690

Total Liabilities and Stockholders’ Equity	$208,560	$181,772

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMH FINANCIAL CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue:
Operating Property Revenue	$5,605	$6,351	$21,683	$20,077
Investment and Other Income	36	324	2,190	1,213
Mortgage Loan Income, Net	477	1,321	1,150	2,191
Total Revenue	6,118	7,996	25,023	23,481
Operating Expenses:
Operating Property Direct Expenses (Exclusive of Interest and Depreciation)	5,755	5,572	17,972	16,815
Expenses for Non-Operating Real Estate Owned	239	481	853	1,627
Professional Fees	1,155	890	3,446	6,251
General and Administrative Expenses	2,226	3,582	6,967	6,739
Interest Expense	2,409	3,454	7,640	13,043
Debt Termination Charge	—	21,658	—	21,658
Depreciation and Amortization Expense	645	797	1,927	2,798
Total Operating Expenses	12,429	36,434	38,805	68,931
Recovery of Credit Losses, Impairment Charges, and Gain on Disposal
Gain on Disposal of Assets, Net	(304)	(5,630)	(23)	(17,630)
Recovery of Credit Losses, Net	(1)	(172)	(10,662)	(721)
Impairment of Real Estate Owned	—	—	140	—
Total Recovery of Credit Losses, Impairment Charges, and Gain on Disposal of Assets	(305)	(5,802)	(10,545)	(18,351)
Total Costs and Expenses	12,124	30,632	28,260	50,580
Loss before Income Taxes	(6,006)	(22,636)	(3,237)	(27,099)
Provision for Income Taxes	—	—	—	—
Net Loss	(6,006)	(22,636)	(3,237)	(27,099)
Net Income Attributable to Noncontrolling Interests	—	—	(586)	—
Cash Dividend on Redeemable Convertible Preferred Stock	(540)	(399)	(1,601)	(399)
Deemed Dividend on Redeemable Convertible Preferred Stock	(583)	(400)	(1,714)	(400)
Net Loss Attributable to Common Shareholders	$(7,129)	$(23,435)	$(7,138)	$(27,898)
Loss per common share
Basic and Diluted	$(0.47)	$(1.53)	$(0.47)	$(1.74)
Basic and Diluted Weighted Average Common Shares Outstanding	15,279,062	15,323,933	15,269,703	16,026,515

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMH FINANCIAL CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Nine Months Ended September 30, 2015
(In thousands, except share data)

	Common Stock		Treasury Stock			Accumulated Deficit	Total IMH Financial Corporation Stockholders' Equity	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Paid-in Capital
Balance, December 31, 2014	16,873,880	$169	1,629,818	$(5,948)	$726,189	$(656,720)	$63,690	$—	$63,690
Net Loss	—	—	—	—	—	(3,823)	(3,823)	586	(3,237)
Dividends Declared on Redeemable Convertible Preferred Stock	—	—	—	—	(1,601)	—	(1,601)	—	(1,601)
Deemed Dividend on Redeemable Convertible Preferred Stock	—	—	—	—	(1,714)	—	(1,714)	—	(1,714)
Stock-Based Compensation	35,000	—	—	—	597	—	597	—	597
Balance, September 30, 2015	16,908,880	$169	1,629,818	$(5,948)	$723,471	$(660,543)	$57,149	$586	$57,735

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMH FINANCIAL CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended September 30,
	2015	2014
OPERATING ACTIVITIES
Net Loss	$(3,237)	$(27,099)
Adjustments to reconcile net loss to net cash used in operating activities:
Debt Termination Charge	—	21,658
Impairment of Real Estate Owned	140	—
Non-cash Recovery of Investment in Unconsolidated Entities	(3,064)	—
Non-cash Recovery of Real Estate Owned	(6,824)	—
Other Non-cash Recovery of Credit Losses	(501)	—
Stock-Based Compensation and Option Amortization	597	578
Gain on Disposal of Assets	(23)	(17,630)
Amortization of Deferred Financing Costs	1,383	881
Depreciation and Amortization Expense	1,927	2,798
Accretion of Mortgage Income	—	(1,689)
Accretion of Discount on Notes Payable	456	1,425
Increase (decrease) in cash resulting from changes in:
Accrued Interest Receivable	(607)	110
Other Receivables	1,244	(1,997)
Other Assets	1,249	595
Accrued Property Taxes	(437)	4
Accounts Payable and Accrued Expenses	(2,133)	510
Customer Deposits and Funds Held For Others	842	(662)
Accrued Interest Payable	(812)	2,274
Total adjustments, net	(6,563)	8,855
Net cash used in operating activities	(9,800)	(18,244)
INVESTING ACTIVITIES
Proceeds from Sales of Mortgage Loans	27,371	—
Proceeds from Sale/Recovery of Real Estate Owned	17,229	51,001
Purchases of Property and Equipment	(34)	(23)
Issuance of Other Notes Receivables	—	(2,100)
Mortgage Loan Fundings and Protective Advances	(289)	(27)
Mortgage Loan Repayments	320	5,681
Collection of Other Notes Receivables	—	2,100
Investment in Real Estate Owned	(19,897)	(4,678)
Net cash provided by investing activities	24,700	51,954
FINANCING ACTIVITIES
Proceeds from Issuance of Preferred Equity	—	18,580
Proceeds from Notes Payable	88,333	—
Proceeds from Convertible Notes Payable	—	71
Repayment of Convertible Debt	—	(28,295)
Debt Termination Costs	—	(1,802)
Debt Issuance Costs Paid	(3,090)	—
Increase in Restricted Cash	(29,852)	(4,243)
Repayments of Notes Payable	(61,810)	(19,001)
Purchase of Notes Payable	—	(1,289)

	Nine Months Ended September 30,
	2015	2014
Repayments of Capital Leases	(18)	(41)
Dividends Paid	(1,061)	—
Purchase of Treasury Stock	—	(2,565)
Net cash used in financing activities	(7,498)	(38,585)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	7,402	(4,875)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,915	7,875
CASH AND CASH EQUIVALENTS, END OF PERIOD	$9,317	$3,000
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$5,550	$5,543
Real Estate Acquired Through Guarantor Settlement	$6,824	$—
Capital Expenditures in Accounts Payable and Accrued Expenses	$6,063	$—
Investment in Unconsolidated Entities Acquired Through Guarantor Settlement	$3,064	$—

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

In the last few years, we acquired certain operating properties through deed-in-lieu of foreclosure which have contributed significantly to our operating revenues and expenses. Our operating properties currently consist of two operating hotels located in Sedona, Arizona, a golf course operation located in Bullhead City, Arizona, and, prior to its sale in the third quarter of 2015, a commercial office building located in Stafford, Texas. Due to our limited lending activities since 2008, these operating properties currently contribute the majority of our operating revenue.

Basis of Presentation

The accompanying unaudited, condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for a complete set of financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the results for the periods presented have been made. Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2015. These condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended December 31, 2014.

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

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1- BUSINESS, BASIS OF PRESENTATION AND LIQUIDITY- continued

Liquidity

As of September 30, 2015, our accumulated deficit aggregated $660.5 million primarily as a result of previous provisions for credit losses recorded relating to the decrease in the fair value of the collateral securing our loan portfolio and impairment charges relating to the value of real estate owned (“REO”) assets acquired primarily through foreclosure, as well as on-going net operating losses in recent periods resulting from the lack of income-producing assets, the high cost of our debt financing and a debt restructuring which resulted in significant debt termination charges. Beginning in 2008, we experienced significant defaults and foreclosures in our mortgage loan portfolio due primarily to the erosion of the U.S. and global real estate and credit markets during those periods. As a result, since that time we have been focused on enforcing our rights under our loan documents, working to repossess the collateral properties underlying those loans, and pursuing recovery from guarantors under such loans.

Our liquidity plan has included obtaining additional financing, selling mortgage loans, and selling the majority of our legacy real estate assets. As previously disclosed, we secured various financings between 2011 and 2014 which, along with proceeds from asset sales, have been our primary sources of working capital. During the year ended December 31, 2014, we entered into a series of transactions to, among other things, restructure and partially refinance our primary senior indebtedness. As more fully described in note 7, during the first quarter of 2015, we secured $78.8 million in new financing and repaid the remaining senior loan balance and certain other bank debt.

As of September 30, 2015, our entire loan portfolio with an aggregate carrying value of $8.3 million is held for sale. In addition, as of September 30, 2015, REO assets with a carrying value totaling $35.0 million were held for sale. During the nine months ended September 30, 2015, we sold certain loans and REO assets and collected other recoveries generating approximately $44.6 million in cash.

Under the terms of certain of our current senior loans, during the period through and including November 1, 2015, if the Company causes the sale of any asset which serves as security under the respective loan, a portion of the proceeds of such sale equal to the applicable release price is to be deposited into a Company custodial account (the “Custodial Account”); provided, however that in the event the lender thereafter approves replacement collateral proposed by the Company, such proceeds may be re-borrowed by the Company in exchange for a pledge of such replacement collateral to the lender. If the lender does not approve such replacement collateral or if the Company elects not to propose replacement collateral, the amount in such Custodial Account may be used only as a payment toward the outstanding amounts due under such loan. Subsequent to September 30, 2015, we repaid $28.8 million owing under our senior loans, using primarily funds from the Custodial Account.

As previously reported, IMH Gabella secured a construction loan in 2014 in connection with the development of a multi-family project. Funding under this loan commenced during the second quarter of 2015 as the Company completed the required $11.5 million equity funding under the loan. The construction loan is subject to a completion and repayment carve-out guarantee by the Company and requires a minimum liquidity balance of $7.5 million upon the first draw of the construction loan. At September 30, 2015, we had cash and cash equivalents of $9.3 million and restricted cash of approximately $32.4 million. Subsequent to September 30, 2015, we obtained a temporary reduction in the liquidity requirement from $7.5 million to $4.0 million for a period of 120 days in order to provide us time to generate additional liquidity from anticipated asset sales, financings and/or other cash events.

While we have been successful in securing financing through September 30, 2015 to provide adequate funding for working capital purposes and have generated liquidity through asset sales and mortgage receivable collections, there is no assurance that we will be successful in selling our remaining loan and REO assets in a timely manner or in obtaining additional or replacement financing, if needed, to sufficiently fund future operations, repay existing debt or to implement our investment strategy. While the terms of our senior loans do not require lender approval for asset sales, there were established release prices for certain of the collateral assets to be applied as a principal paydowns on the related debt. Our failure to generate sustainable earning assets, and successfully liquidate a sufficient number of our loans and REO assets, including exceeding the release prices from the sale of collateral assets, may have a material adverse effect on our business, results of operations and financial position.

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES

Reclassifications

Certain 2014 amounts in the condensed consolidated statement of cash flows have been reclassified to conform to the 2015 financial statement presentation. At September 30, 2014, the change in advance deposits received from hotel guests and other customers in the amount of $1.9 million was reported in the net change in accounts payable and accrued liabilities in the condensed consolidated statement of cash flows. Such amounts are now classified in the change in customer deposits and funds held for others.

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

Restricted Cash

At September 30, 2015 and December 31, 2014, restricted cash and cash equivalents was comprised of the following:

	September 30, 2015	December 31, 2014
Senior lender controlled accounts	$26,973	$2,392
Escrows and other restricted accounts	5,452	181
Total restricted cash and cash equivalents	$32,425	$2,573

Restricted cash includes cash items that are legally or contractually restricted as to usage or withdrawal, which include amounts relating to: a) the Collateral and Custodial Accounts established pursuant to the terms of our senior secured loans and b) amounts maintained in escrow or other restricted accounts for contractually specified purposes, which includes property taxes, insurance, interest and capital reserves needed to complete the scheduled improvements at our hotel assets. The balance of the senior lender controlled account served as collateral under two loans which had an aggregate amount outstanding of $28.8 million as described in Note 7 (which were fully repaid subsequent to September 30, 2015) . Once the senior lender controlled account has sufficient cash collateral and the related loans are repaid, any remaining property collateral will be released by the senior lender and the balance of any then outstanding related reserve accounts will be released to our unrestricted operating accounts. In addition, under the terms of our construction loan we are required to maintain a minimum liquidity balance of $7.5 million. Subsequent to September 30, 2015, we obtained a temporary reduction in the liquidity requirement from $7.5 million to $4.0 million for a period of 120 days in order to provide us time to generate additional liquidity from anticipated asset sales, financings and/or other cash events.

Real Estate Ventures

The Company, through various subsidiaries, holds interests in its properties through interests in both consolidated and unconsolidated real estate ventures. The Company assesses its investments in real estate ventures to determine if a venture is a variable interest entity (“VIE”). Generally, an entity is determined to be a VIE when either (i) the equity investors (if any) lack one or more of the essential characteristics of a controlling financial interest, (ii) the equity investment at risk is insufficient to finance that entity’s activities without additional subordinated financial support or (iii) the equity investors have voting rights that are not proportionate to their economic interests and substantially all of the activities of the entity involve or are conducted on behalf of an investor that has disproportionately fewer voting rights. The Company consolidates entities that are VIEs for which the Company is determined to be the primary beneficiary. In instances where the Company is not the primary

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES- continued

beneficiary, the Company does not consolidate the entity for financial reporting purposes. The primary beneficiary is the entity that has both (i) the power to direct the activities that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. Entities that are not defined as VIEs are consolidated where the Company is the general partner (or the equivalent) and the limited partners (or the equivalent) in such investments do not have rights which would preclude control.

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

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability. This update is effective for interim and annual reporting periods beginning after December 15, 2015 and requires retrospective application. The implementation of this update is not expected to cause any material changes to our condensed consolidated financial statements other than the reclassification of debt issuance costs from assets to liabilities on our condensed consolidated balance sheets. As of September 30, 2015 and December 31, 2014, $2.5 million and $0.8 million, respectively, would be reclassified from assets to liabilities on our condensed consolidated balance sheets.

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 — MORTGAGE INVESTMENTS, LOAN PARTICIPATIONS AND LOAN SALES

Lending Activities

Given the non-performing status of the majority of the Company’s loan portfolio and the suspension of significant lending activities, there has been limited loan activity during the three and nine months ended September 30, 2015. One new loan in the amount of $11.0 million was originated, (and subsequently sold in the same quarter), in connection with the partial financing of an asset sale during the three and nine months ended September 30, 2015. In addition, the Company was assigned one loan in the principal amount of $0.3 million through the purchase of a lien on real property during the nine months ended September 30, 2015. The Company originated two loans during the nine months ended September 30, 2014 in the principal amount of $8.4 million in connection with the partial financing of the sale of certain REO assets. During the nine months ended September 30, 2015, the Company received $0.3 million in mortgage loan principal payments.

A roll-forward of loan activity for the nine months ended September 30, 2015 is as follows (in thousands):

	Principal Outstanding	Interest Receivable	Valuation Allowance	Carrying Value
Balance, December 31, 2014	$39,734	$367	$(15,562)	$24,539
Additions:
New loan originations	11,000	—	—	11,000
Assignment of mortgage loans	289	—	—	289
Interest adjustment	—	64	—	64
Accrued interest revenue	138	963	—	1,101
Reductions:
Principal and interest repayments	(320)	(652)	—	(972)
Recovery of allowance for credit losses	—	—	501	501
Foreclosures/transfers to real estate owned	(663)	—	—	(663)
Foreclosures/transfers to other assets	(200)	—	—	(200)
Sale of mortgage loans	(29,535)	(242)	2,379	(27,398)
Balance, September 30, 2015	$20,443	$500	$(12,682)	$8,261

As of September 30, 2015, the Company had five loans outstanding with an average principal and interest balance of $4.1 million, as compared to $4.5 million for nine loans at December 31, 2014. Of the five outstanding loans at September 30, 2015, three of the loans were performing with an average outstanding principal and interest balance of $2.8 million and a weighted average interest rate of 8.8%. Of the nine outstanding loans at December 31, 2014, there were three performing loans with an average outstanding principal and interest balance of $7.2 million and a weighted average interest rate of 8.2%. As of September 30, 2015 and December 31, 2014, the valuation allowance represented 60.6% and 38.8%, respectively, of the total outstanding loan principal and interest balances.

Loan Sales

During the nine months ended September 30, 2015, the Company sold four loans with a carrying value of $27.4 million for a net loss of $0.1 million. no loans were sold during the nine months ended September 30, 2014.

Scheduled Loan Maturities

The outstanding principal and interest balance of mortgage investments, net of the valuation allowance, as of September 30, 2015, have scheduled maturity dates within the next several quarters as follows (in thousands):

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 — MORTGAGE INVESTMENTS, LOAN PARTICIPATIONS AND LOAN SALES- continued

Quarter	Outstanding Balance	Percent	#
Matured	$12,682	60.6%	2
Q2 2016	7,200	34.4%	1
Q1 2017	679	3.2%	—
Q1 2020	45	0.2%	1
Thereafter	337	1.6%	1
Total Principal and Interest	20,943	100.0%	5
Less: Valuation Allowance	(12,682)
Net Carrying Value	$8,261

From time to time, the Company may extend a mortgage loan’s maturity date in the normal course of business. In this regard, the Company has modified certain loans, extending maturity dates in some cases to two or more years, and it is likely that additional loans will be modified in the future in an effort to preserve collateral. Accordingly, repayment dates of the loans may vary from their currently scheduled maturity date. If the maturity date of a loan is not extended, the loans are classified and reported as matured and in default. During the nine months ended September 30, 2015, a borrower for one performing loan exercised its option to extend the maturity date from the third quarter 2015 to the second quarter of 2016.

Given the non-performing status of the majority of the loan portfolio, the Company does not expect the payoffs to materialize for legacy loans, particularly for loans past their respective maturity date. The Company may find it necessary to foreclose, modify, extend, make protective advances or sell such loans in order to protect collateral, maximize return or generate additional liquidity.

Summary of Loans in Default

The Company continues to experience loan defaults due to, among other reasons, loan balances that exceed the value of the underlying collateral and the absence of takeout financing in the marketplace. A summary and roll-forward of activity of loans in default for the nine months ended September 30, 2015 is as follows (dollars in thousands):

	Principal Outstanding	Interest Receivable	Valuation Allowance	Carrying Value	# of Loans
Balance, December 31, 2014	$18,275	$311	$(15,562)	$3,024	6
Additions:
Interest adjustment	—	64	—	64	—
Reductions:
Provision for credit losses	—	—	501	501	—
Foreclosures/transfers to Other Assets	(200)	—	—	(200)	—
Foreclosures/transfers to Real Estate Owned	(663)	—	—	(663)	(2)
Sale of mortgage loans	(5,100)	(5)	2,379	(2,726)	(2)
Balance, September 30, 2015	$12,312	$370	$(12,682)	$—	2

Of the six loans that were in default at December 31, 2014, two remained in default status as of September 30, 2015, two loans were removed upon foreclosure and transferred to REO and two loans were sold.

During the nine months ended September 30, 2015, we completed foreclosure on two loan assets and transferred the underlying real estate collateral to REO held for sale, with a non-real estate portion going to other assets. We are exercising enforcement action which could lead to foreclosure or other disposition with respect to the remaining loans in default, but we have not completed foreclosure on any such loans subsequent to September 30, 2015. During the quarter ended September 30, 2015, we received a payoff of one note in default. The completion and/or timing of foreclosure on the remaining loans is dependent on several factors, including applicable state statutes, potential bankruptcy filings by the borrowers, our ability to negotiate a deed-in-lieu of foreclosure and other factors.

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 — MORTGAGE INVESTMENTS, LOAN PARTICIPATIONS AND LOAN SALES- continued

At September 30, 2015 and December 31, 2014, all loans in default were also in non-accrual status. In addition, as of September 30, 2015 and December 31, 2014, interest receivable recorded on such loans prior to being placed in non-accrual status totaled $0.4 million for each period and is included in mortgage loans held for sale on the accompanying condensed consolidated balance sheet.
No interest income was recognized on any non-accrual loans on a cash or accrual basis during the periods ended September 30, 2015 or 2014. Borrower concentrations, geographic concentrations of our loan portfolio, related loan classifications and end-user categories have not materially changed since December 31, 2014, except as a result of loan sales and foreclosures.

Sale of Mortgage Note to Related Party

During the three months ended September 30, 2015, the Company sold a mortgage note in the amount of $11.0 million to SREOF II Holdings, LLC, an affiliate of one of the Company’s directors. The note was sold at par value, and therefore, the sale had no impact on the profit or loss of the Company. Of the $11.0 million in sale proceeds received, $9.2 million was the applicable release price and was deposited to the Custodial Account, as discussed in Note 1 - Liquidity. The remaining $1.8 million of proceeds are available for working capital purposes.

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 — OPERATING PROPERTIES AND REAL ESTATE HELD FOR DEVELOPMENT OR SALE

Operating properties and REO assets consist primarily of properties acquired as a result of foreclosure or purchase and were initially recorded at the lower of cost or fair value, less estimated costs to sell the property. Our fair value assessment procedures are more fully described in Note 6. At September 30, 2015, we held total operating properties and REO assets of $148.8 million, of which $27.1 million were held for development, $35.0 million were held for sale, and $86.7 million were held as operating properties. At December 31, 2014, we held total operating properties and REO assets of $145.4 million, of which $8.2 million were held for development, $53.7 million were held for sale, and $83.5 million were held as operating properties. A roll-forward of REO activity from December 31, 2014 to September 30, 2015 is as follows (dollars in thousands):

	Operating Properties	# of Projects	Held for Development	# of Projects	Held for Sale	# of Projects	Total Net Carrying Value
Balance, December 31, 2014	$83,481	3	$8,205	1	$53,686	29	$145,372
Additions:
Net principal carrying value of loans foreclosed	—	—	—	—	663	2	663
Capital costs/ additions	4,955	—	18,923	—	7,772	12	31,650
Reductions:
Cost of properties sold	—	—	—		(26,934)	(17)	(26,934)
Impairment	—	—	—	—	(140)	—	(140)
Depreciation and amortization	(1,768)	—	—	—	—	—	(1,768)
Balance, September 30, 2015	$86,668	3	$27,128	1	$35,047	26	$148,843

During the nine months ended September 30, 2015, we sold twenty REO assets (or portions thereof) for $28.2 million (net of selling costs), of which we financed $11.0 million, resulting in a total net gain of $0.1 million. During the nine months ended September 30, 2014, we sold eighteen REO assets (or portions thereof) for $59.4 million (net of selling costs), of which we financed $8.4 million, for a net gain of $17.6 million.

During the nine months ended September 30, 2015, we acquired two REO assets resulting from foreclosure of the related loans. In addition, as discussed in Note 1, we were awarded certain real estate assets and equity interests in a number of limited liability companies and limited partnerships with various real estate holdings and related assets in connection with certain enforcement and collection activities. Certain of these entities have been consolidated in the accompanying condensed consolidated financial statements based on our determination of the Company’s controlling financial interest in each such entity.

Based on our analysis, the consolidated entities in which these equity interests were awarded did not meet the definition of a business under GAAP since the only assets of such entities consist of unimproved real estate holdings, and the entities lack inputs and processes necessary to produce outputs. For this and other reasons, the entities did not qualify under the VIE model, and we instead applied the voting interest model to ascertain the need for consolidation. Because the entities do not qualify as businesses, the acquisition of such interests in these entities was deemed to be an asset acquisition, whereby we recorded our proportionate interest of each entity’s total assets and liabilities at fair value at the date of acquisition. Thereafter, any subsequent income or loss was allocated to controlling and noncontrolling interests based on their respective ownership percentages. The aggregate fair value of our interest in the underlying real estate assets of the consolidated entities, after elimination of intercompany balances, totaled $7.0 million, which is classified as held for sale in the accompanying condensed consolidated balance sheets. Certain of such assets were sold during the nine months ended September 30, 2015, resulting in the recording of a noncontrolling interest totaling $0.6 million.

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

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 — OPERATING PROPERTIES AND REAL ESTATE HELD FOR DEVELOPMENT OR SALE- continued

 REO Planned Development

As previously reported, during the year ended December 31, 2014, the Company, through a wholly owned subsidiary, formed a joint venture with a third party developer, Titan Investments, LLC (“Titan”), for the purpose of holding and developing certain real property for a planned multi-family residential housing and retail development located in the Minneapolis suburb of Apple Valley to be known as Parkside Village (the “Apple Valley Project”). The first phase of the Apple Valley Project will consist of a 196-unit multi-family residential housing development known as Gabella (“Gabella”).

A wholly owned subsidiary of the Company is the managing member of IMH Gabella and holds a 93% ownership interest in the Joint Venture. Titan holds a 7% ownership interest in the Joint Venture with the right to acquire an additional 3.2% profits-only interest based upon the satisfaction of certain budget and completion milestones with respect to the project. The Company has the power and authority to govern the business of the Joint Venture, subject to certain conditions. During the year ended December 31, 2014, we contributed certain land and made certain cash equity contributions to the Joint Venture, and IMH Gabella secured a construction loan in the amount of $24.0 million for which the Company provided a completion and repayment carve-out guarantee. Funding under this loan commenced during the second quarter of 2015 as the Company completed the required $11.5 million equity funding under the loan. The Company has no further capital contribution requirements under the loan. In the event that certain specified occupancy targets are met, Titan has the right to have its interests repurchased by the Joint Venture. The Joint Venture also has certain rights to redeem Titan’s interests in the event Titan fails to exercise those put rights within a specified time. Generally, income or loss will be allocated among the members of the Joint Venture in accordance with their respective percentage interests. Upon a sale of the project, the sale proceeds shall be distributed first to the Company in an amount equal to its capital contributions less any previous distributions it may have received, and then to the members in accordance with their respective interests in the Joint Venture.

The Company’s interests in the Joint Venture relate to equity ownership and profits participation between the partners; a profits interest arrangement between the partners involving certain budget and completion milestones; equity option provisions; a parental guarantee related to construction financing; and contractual arrangements limiting Titan’s initial participation in the economics of certain assets and liabilities. Terms of the equity option require the Company to purchase Titan’s equity investment upon certain conditions, after a specified period of time if Titan elects to sell its equity investment. The Company will provide the Joint Venture with all initial capital, execute contracts on behalf of the Joint Venture, and has final approval rights over all significant matters. The assets, liabilities, and results of operations of IMH Gabella are included in the Company’s condensed consolidated financial statements under the voting interest model. Titan had no reportable interest in the assets, liabilities or equity at September 30, 2015 or December 31, 2014, or in the net loss during the nine months ended September 30, 2015 of the Joint Venture.

Costs related to the development or improvements of the Company’s real estate assets are generally capitalized and costs relating to holding the assets are generally charged to expense. Cash outlays for capitalized development costs totaled $19.9 million during the nine months ended September 30, 2015. In addition, costs and expenses related to operating, holding and maintaining such properties (including property taxes), which are expensed and included in property taxes and other operating expenses for REO assets in the accompanying consolidated statement of operations, totaled approximately $6.0 million and $18.8 million for the three and nine months ended September 30, 2015, respectively, and $6.1 million and $18.4 million for the three and nine months ended September 30, 2014, respectively.

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

ASC 323 Investments - Equity Method and Joint Ventures and Article 4.08(g) of Regulation S-X require that summarized financial information of material investments accounted for under the equity method be provided for the investee’s financial position and results of operations including assets, liabilities and results of operations. Notwithstanding the extensive efforts of the Company to compile the necessary financial information, the Company has determined that the information needed for the preparation of historical financial statements of these entities to satisfy these requirements is not available or otherwise sufficiently reliable. As a result, the Company has elected to present financial information on its investment in these entities based on the fair value of the underlying real estate assets and estimable liabilities as of September 30, 2015, as it believes this information is reliable and relevant to the users of its financial statements.

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

The following information summarizes the financial position of the entities in which the Company holds investments that are recorded on the equity method of accounting as of September 30, 2015 (in thousands).

Summary of Financial Position	Total assets	Total liabilities	Total Equity	Total Liabilities and Equity	Company's Investment
	$15,575	$927	$14,648	$15,575	$3,064

The assets of the foregoing entities include primarily unimproved real estate and rights to develop water located in the Southwestern United States. The Company does not consolidate the foregoing entities because the Company and the other owners of equity interests in these entities share decision making abilities and have joint control over the entities, and/or because the Company does not control the activities of the entities. Under the court-approved settlement, the Company does not have any obligation to fund the outstanding liabilities or working capital needs of these entities. The Company’s interests in these entities range from 2.4% to 48.0% and, collectively, the Company’s net investment in these entities totals $3.1 million at September 30, 2015.

The results of operations of our acquired interest in these entities have been included in the accompanying consolidated statements of operations since the respective acquisition closing dates.  We have not presented pro forma consolidated financial information for the Company for three and nine months ended September 30, 2015 and 2014 as if the acquired interest in these entities discussed above had occurred at the beginning of the earliest period presented because, as described above, the information needed for the preparation of historical financial statements of these entities to satisfy these requirements is not available or otherwise sufficiently reliable. Moreover, we believe that there was minimal activity during the last two fiscal years.  Accordingly, we do not believe that the lack of the omitted disclosure results in a material omission or misstatement of the Company’s condensed consolidated financial statements taken as a whole.

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 — INVESTMENT IN UNCONSOLIDATED ENTITIES AND RELATED MATTERS- continued

Guarantee on Preferred Investment Senior Secured Indebtedness

In connection with the sale of our preferred equity investment in a joint venture to the holder of the other primary interests in the joint venture during the fourth quarter of 2013, the Company agreed to continue to serve as a limited guarantor on the senior indebtedness of the joint venture that was secured by the joint venture’s operating properties and for which we were entitled to receive certain remuneration until we were released from the limited guarantee. We agreed to remain as a limited guarantor until the earlier of 1) the borrower’s identification of a suitable substitute guarantor, the approval thereof by the senior lender, and our release from the guarantee, or 2) repayment of the senior indebtedness which was scheduled to mature in February 2017. As consideration for its limited guarantee, the Company received aggregate payments of $0.5 million and $1.1 million during the nine months ended September 30, 2015 and 2014, respectively. Such payments were considered earned when received. During the first quarter of 2015, the borrower secured a replacement guarantor on the senior loan, and we entered into a court-approved settlement with the borrower pursuant to which the Company received a settlement payment of $1.3 million and was released from any potential liability under the guarantee.

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

Our fair value measurement is based on the highest and best use of each property which is generally consistent with our current use for each property subject to valuation. In addition, our assumptions are established based on assumptions that we believe market participants for those assets would also use. During the period ended September 30, 2015, we performed both a macro analysis of market trends and economic estimates, as well as a detailed analysis on selected significant loan and REO assets.

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 — FAIR VALUE- continued

The following is a summary of the procedures performed in connection with our fair value analysis as of and for the period ended September 30, 2015:

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

3.
For the period ended September 30, 2015, given the lack of significant change in overall general market conditions since December 31, 2014 of our legacy portfolio, we performed an internal analysis to evaluate fair value of our portfolio. Our internal analysis of fair value included a review and update of current market participant activity, overall market conditions, the current status of the project, our direct knowledge of local market activity affecting the project, as well as other market indicators obtained through our asset management group and various third parties to determine whether there were any indications of a material increase or decrease in the value of the underlying collateral or REO asset since the last complete third party valuation for such asset. Our asset-specific analysis focused on the higher valued assets of our loan collateral and REO portfolio. We considered the results of our analysis and the potential valuation implication to the balance of the portfolio based on similar asset types and geographic location.

4.
For the real estate assets received directly and those owned by the entities for which we recently acquired equity interests as a result of our enforcement and collection efforts, we obtained valuation reports from outside independent third-party valuation firms to assist management in determining the fair value for the majority of such assets, other than those assets which sold during the nine months ended September 30, 2015.

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

Based on our analysis, the valuation approach taken and assumptions utilized with respect to each asset at December 31, 2014 remained generally applicable at September 30, 2015, except for those assets subject to a recent bona fide written third-party offer or executed purchase and sales agreements to buy our loan or REO asset. See our previously filed Annual Report on Form 10-K for the fiscal year ended December 31, 2014 for a summary of the key assumptions and valuation methodologies utilized to derive fair value.

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

Valuation Conclusions

Based on the results of our evaluation and analysis, during the nine months ended September 30, 2015, we recorded a non-cash recovery of prior credit losses on our loan portfolio of $0.5 million, and none for the three months ended September 30, 2015 and for three and nine months ended September 30, 2014. In addition, we recorded other net recoveries of credit losses of $1,000 and $10.2 million for the three and nine months ended September 30, 2015, respectively, and $0.2 million and $0.7

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 — FAIR VALUE- continued

million during the three and nine months ended September 30, 2014, respectively, relating to the collection of cash and other assets from guarantors on certain legacy loans. We recorded impairment charges of zero and $0.1 million for real estate owned during the three and nine months ended September 30, 2015, respectively, and none for the three and nine months ended September 30, 2014, respectively.

As of September 30, 2015 and December 31, 2014, the valuation allowance totaled $12.7 million and $15.6 million, respectively, representing 60.6% and 38.8%, respectively, of the total outstanding loan principal and accrued interest balances. Based on the valuation and impairment allowance recorded as of September 30, 2015, we believe that, as of that date, the fair value of our loans and REO assets held for sale is adequate in relation to the net carrying value of the related assets and that no additional valuation allowance or impairment is considered necessary. While the above results reflect management’s assessment of fair value as of September 30, 2015 based on currently available data, we will continue to evaluate our loan and REO portfolio to determine the adequacy and appropriateness of the valuation allowance and/or impairment balances. Depending on market conditions, such updates may yield materially different values and potentially increase or decrease the valuation allowance for loans or impairment charges for REO assets.

Valuation Categories

There were no losses recorded during the three and nine months ended September 30, 2015 or 2014 in the categories for which net mortgage loans and REO held for sale were measured at fair value on a non-recurring basis based upon the lowest level of significant input to the valuation as of September 30, 2015 or 2014.

Additionally, there was one other asset that was measured at fair value using Level 2 inputs for which a loss of $0.1 million was recorded during the nine months ended September 30, 2015. Generally, all of our mortgage loans and REO held for sale are valued using significant unobservable inputs (Level 3) obtained through updated analysis prepared by our asset management staff, except for such assets for which third party offers or executed purchase and sale agreements were used, which are considered Level 2 inputs. Changes in the use of Level 3 valuations are based solely on whether we utilized third party offers for valuation purposes.

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 — DEBT, NOTES PAYABLE AND SPECIAL ASSESSMENT OBLIGATIONS
At September 30, 2015 and December 31, 2014, our notes payable and special assessment obligations consisted of the following (in thousands):

	September 30, 2015	December 31, 2014
Notes Payable, Net of Discount
$50.0 million non-recourse note payable secured by first liens on operating hotel properties and related assets, bears annual interest at the greater of a) 7.25% or b) LIBOR plus 6.75%, actual interest at minimum rate of 7.25% at September 30, 2015, matures February 1, 2018, interest only payable monthly, principal due at maturity, subject to a carve-out guarantee by the Company	$50,000	$—
$24.4 million non-recourse note payable secured by first liens on certain real estate assets of the Company, bears annual interest at greater of a) 9.0% or b) LIBOR plus 8.5%, actual interest at minimum rate of 9.0% at September 30, 2015, matures February 1, 2017, interest only payable monthly, subject to a carve-out guarantee by the Company (repaid subsequent to September 30, 2015)	24,365	—
$4.4 million non-recourse note payable secured by first liens on certain real estate assets of the Company, bears annual interest at greater of a) 9.0% or b) LIBOR plus 8.5%, actual interest at minimum rate of 9.0% at September 30, 2015, matures February 1, 2017, interest only payable monthly, subject to a carve-out guarantee by the Company (repaid subsequent to September 30, 2015)	4,385	—
$24.0 million construction note payable to a bank dated October 2014 for the construction of Gabella, secured by real property and improvements, bears annual interest of LIBOR plus 3.75%, with a floor of 4.25% (4.25% at September 30, 2015 and December 31, 2014), matures October 20, 2017	9,583	1
Restructured senior note payable dated July 24, 2014 secured by substantially all Company assets, bears contractual annual interest at 17%, matures July 24, 2015 (repaid during nine months ended September 30, 2015)	—	36,000
$24.8 million note payable to a bank assumed on May 14, 2013 in connection with a deed-in-lieu of foreclosure acquisition, secured by operating hotel properties, bears annual interest of 8%, matures March 24, 2017 (repaid during nine months ended September 30, 2015)	—	24,765
Unsecured note payable under class action settlement, face value of $10.2 million, net of discount of $3.0 million at September 30, 2015, 4% annual interest rate (14.6% effective yield), interest payable quarterly, matures April 28, 2019	7,220	6,763
$1.1 million development assistance note payable to Apple Valley Economic Development Authority, dated March 29, 2013, secured by developmental real estate, annual interest rate 6%, maturing December 31, 2016. Expected to be forgiven upon completion of Gabella project, subject to various requirements	762	762
$3.7 million settlement payable to a municipality dated June 2012, for outstanding property tax and related obligations for certain parcels, payable over five and ten years, bearing annual interest of 10%, maturing in June 2017 and 2022, respectively (repaid during the nine months ended September 30, 2015)	—	467
Other financings	—	252
Special Assessment Obligations
$3.7 million community facility district bonds dated 2005, secured by residential land located in Buckeye, Arizona, annual interest rate ranging from 5%-6%, maturing various dates through April 30, 2030	3,207	3,339
$2.3 million special assessment bonds dated between 2002 and 2007, secured by residential land located in Dakota County, Minnesota, annual interest rate ranging from 6%-7.5%, maturing various dates through 2022	1,448	1,642
Note Payable to Related Party
$5.0 million unsecured note payable to an affiliate of a shareholder dated December 31, 2014, bears interest at 16% per annum plus exit fee, all amounts due and payable upon maturity, original maturity of April 24, 2015 extended to November 23, 2015	5,000	5,000
Totals	$105,970	$78,991

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 — DEBT, NOTES PAYABLE AND SPECIAL ASSESSMENT OBLIGATIONS- continued

A roll-forward of notes payable and related obligations from December 31, 2014 to September 30, 2015 is as follows (in thousands):

	Notes Payable, Net	Special Assessment Obligations	Note Payable to Related Party	Totals
Balance, December 31, 2014	$69,010	$4,981	$5,000	$78,991
Additions:
Accretion of discount	456	—	—	456
Note additions	88,333	—	—	88,333
Reductions:
Principal payments	(61,484)	(326)	—	(61,810)
Balance, September 30, 2015	$96,315	$4,655	$5,000	$105,970

Interest expense for the three months ended September 30, 2015 and 2014 was $2.4 million and $3.5 million, respectively. Interest expense for the nine months ended September 30, 2015 and 2014 was $7.6 million and $13.0 million, respectively.

Senior Indebtedness

During the nine months ended September 30, 2015, the Company, through various of its subsidiaries, entered into a series of loan agreements, promissory notes and related agreements with Calmwater Capital 3, LLC (“Calmwater”) for loans in the aggregate principal amount of $78.8 million for the purposes of refinancing 1) the Company’s $36.0 million senior secured loan with NWRA Ventures I, LLC (“NW Capital”) and 2) a $24.8 million note payable from a bank, as well as to provide working capital for certain development activities and operational costs.

The Company set aside $4.0 million of the loan proceeds to fund a portion of the balance of its $11.5 million equity commitment for the construction of Gabella, as described below. In addition, the Company is utilizing $2.0 million of the loan proceeds to complete a $6.3 million capital improvement program at the Company’s hotel properties and restaurant located in Sedona, Arizona, which commenced during the second quarter of 2015. The balance of the loan proceeds is expected to be used for certain fees, reserves, and working capital.

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

•
The second loan is a $24.4 million non-recourse loan (“Asset Loan 1”) secured by a) first liens on certain operating and non-operating real estate assets owned by affiliates of the Company, b) pledges by certain Company affiliates of their interests in certain mortgage loan documents evidencing payment obligations owed to such affiliates and c) the Company’s membership interest in IMH Gabella. Asset Loan 1 requires interest only payments beginning on March 1, 2015 and bears annual interest at a base equal to the sum of: (i) the greater of (A) 0.50% per annum or (B) LIBOR (as defined) plus (ii) 8.5% per annum. Asset Loan 1 has a maturity date of February 1, 2017, with an option by the Company to extend the maturity date for one 12-month period, provided that there are no outstanding events of default and the Company complies with the other applicable terms set forth in the loan agreement, including the payment of an extension fee of 1% of the outstanding principal balance. Asset Loan 1 is subject to a non-recourse carve-out guaranty by the Company which also includes a guarantee of completion of certain entitlement work at a property located in Buckeye, Arizona. As described in Note 11, subsequent to September 30, 2015, the loan was repaid in full.

•
The third loan is a $4.4 million non-recourse loan (“Asset Loan 2”) secured by a) first liens on certain operating and non-operating real estate assets owned by affiliates of the Company and b) pledges by certain Company affiliates of their interests in certain mortgage loan documents evidencing payment obligations owed to such affiliates. Asset Loan 2 requires interest only payments beginning on March 1, 2015 and bears annual interest at a base equal to the sum of: (i) the greater of (A) 0.50% per annum or (B) LIBOR (as defined) plus (ii) 8.5% per annum. Asset Loan 2 has a maturity date of February 1, 2017 with an option by the Company to extend the maturity date for one 12-month period provided that there are no outstanding events of default, and the Company complies with the other applicable terms in the loan agreement, including the payment of an extension fee of 1% of the outstanding principal balance. Asset Loan 2 is subject to a non-recourse carve-out guarantee by the Company, which also includes a guarantee by the Company of completion of certain entitlement work at certain properties located in Minnesota and Arizona, and a guarantee of completion of certain construction defect remediation at a property located in Albuquerque, New Mexico. As described in Note 11, subsequent to September 30, 2015, the loan was repaid in full.

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
As described above, during the nine months ended September 30, 2015, we secured replacement financing and repaid the Modified Loan in full.

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 — DEBT, NOTES PAYABLE AND SPECIAL ASSESSMENT OBLIGATIONS- continued

Exchange Notes

As more fully described in our annual report on Form 10-K for the year ended December 31, 2014, we were required under the terms of a class action settlement to effect an offering to issue up to $20 million in five-year, 4%, unsecured notes to participating shareholders in exchange for common stock held by such shareholders at a price of $8.02 per share (“Exchange Offering”). The Exchange Offering was completed in April 2014 and we issued Exchange Offering notes (“EO Notes”) to participating shareholders with a face value of $10.2 million, which were recorded by the Company at fair value. The estimated fair value of the EO Notes was $6.4 million based on the fair value and the imputed effective yield of such notes of 14.6% (as compared to the note rate of 4%) resulting in an original debt discount of the EO Notes of $3.8 million, with a balance of $2.9 million as of September 30, 2015. This amount is reflected as a debt discount in the accompanying financial statements, and is being amortized as an adjustment to interest expense using the effective interest method over the term of the EO Notes. The amortized discount added to the principal balance of the EO Notes during the nine months ended September 30, 2015 totaled $0.5 million. Interest is payable quarterly in arrears each January, April, July and October during the term of the EO Notes with the initial interest payment made in July 2014. The EO Notes mature on April 28, 2019, and may be prepaid in whole or in part without penalty at the option of the Company. However, subject to certain minimum cash and profitability conditions, the terms of the EO Notes may require a 50% prepayment on April 29, 2018.

Construction Loan
During the year ended December 31, 2014, the Company secured a construction loan in connection with the Gabella development in the amount of $24.0 million (the “Construction Loan”) pursuant to a Construction Loan Agreement entered into between IMH Gabella and Bank of the Ozarks (“Ozarks”) dated October 20, 2014. In addition to the Construction Loan, the project’s development costs were financed through an equity contribution of $11.5 million by the Company consisting of entitled land and working capital. The equity funding requirement was satisfied in the second quarter of 2015, and the Company made draws totaling $9.6 million on the Construction Loan during the nine months ended September 30, 2015. The Construction Loan is secured by a first lien mortgage on the project, as well as certain adjacent parcels that are planned for future development, improvements thereon, and an assignment of rents and revenues. As of September 30, 2015, the total carrying value of the land and improvements totaled $23.5 million. Unless there is an event of default, the Construction Loan bears annual interest at the greater of (i) three-month LIBOR plus 375 basis points, or (ii) 4.25%. The loan matures October 20, 2017, provided, however, that the initial term may be extended for two additional one-year terms subject to the satisfaction of certain conditions, including the payment of an extension fee equal to 0.25% of the then outstanding principal balance of the Construction Loan. Interest only payments on any outstanding principal commenced on November 1, 2014. Monthly payments of principal and interest will commence on the earlier of (i) November 1, 2016 and (ii) the first month following stabilization (as defined in the loan agreement). The Construction Loan is subject to certain financial covenants, one of which is a requirement that the Company maintain a minimum net worth of $50.0 million throughout the term of the loan. The Construction Loan is also subject to a completion and repayment carve-out guarantee by the Company and requires a minimum liquidity balance of $7.5 million which commenced on the initial construction draw in April 2015. Subsequent to September 30, 2015, we obtained a temporary reduction in the liquidity requirement from $7.5 million to $4.0 million for a period of 120 days in order to provide us time to generate additional liquidity from anticipated asset sales, financings and/or other cash events. In the event of prepayment of the Construction Loan within two years from the initial funding date, a prepayment penalty shall be due equal to two years of interest less non-default interest paid through the prepayment date. Thereafter, the Construction Loan may be pre-paid without penalty.

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

In connection with the Gabella project, we entered into, among other agreements, a business subsidy agreement and related loan agreement dated March 29, 2013, as amended on July 10, 2014, with the Apple Valley Economic Development Authority (“EDA”). Under the terms of the business subsidy agreement, the EDA agreed to advance to us up to $1.1 million as a loan, but in no event to exceed the amount received from Dakota County, Minnesota for the statutory penalty and interest on special assessment taxes which were assessed in the tax years 2007 through 2011, which has been paid in full as of September 30, 2015. The EDA loan bears interest at the rate of 6.0% per annum which accrues until the loan is satisfied or paid in full. If we

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 — DEBT, NOTES PAYABLE AND SPECIAL ASSESSMENT OBLIGATIONS- continued

complete the Gabella project by no later than April 30, 2016, and certain other conditions are satisfied, the EDA is expected to forgive the loan in its entirety. If we do not meet certain specified development goals, the loan and all accrued unpaid interest must be repaid on or before December 31, 2017. In addition, under the business subsidy agreement, we are not allowed to sell, transfer or otherwise convey all or part of the property for a period of five years following completion without the prior written consent of EDA. As of September 30, 2015 and December 31, 2014, the total amount advanced to us under the EDA loan agreement was $0.8 million.

In conjunction with the Gabella project described above, we also entered into a settlement agreement in June 2012 with the local municipality relating to outstanding past due property taxes, penalties and interest on various parcels totaling $3.7 million and bearing annual interest of 10%. Under the terms of the settlement agreement, we were required to make annual payments over either a five or ten year period, depending on the parcel. The outstanding balance of the settlement obligation totaled $0.5 million at December 31, 2014 which was repaid in full during the first quarter of 2015.

Special Assessment Obligations

As of September 30, 2015 and December 31, 2014, obligations arising from our allocated share of certain community facilities district special revenue bonds and special assessments had carrying values of $4.7 million and $5.0 million, respectively. These obligations are described below.

One of the special assessment obligations had an outstanding balance of $3.2 million and $3.3 million as of September 30, 2015 and December 31, 2014, respectively, and has an amortization period that extends through April 30, 2030, with an annual interest rate ranging from 5% to 6%. This special assessment obligation is secured by certain real estate held for sale consisting of 171 acres of unentitled land located in Buckeye, Arizona which had a carrying value of $5.1 million at September 30, 2015.

The other special assessment obligations are comprised of a series of special assessments that collectively had an outstanding balance of $1.4 million and $1.6 million as of September 30, 2015 and December 31, 2014, respectively. These special assessment obligations have amortization periods that extend through 2022, with annual interest rates ranging from 6% to 7.5%. These special assessment obligations are secured by certain real estate held for development consisting of 13 acres of unentitled land located in Dakota County, Minnesota, which land has a carrying value of approximately $27.1 million at September 30, 2015. We made principal repayments on these special assessment obligations of $0.3 million during the nine months ended September 30, 2015.

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

The SRE Note was originally scheduled to mature on the 91st day after full repayment of the Modified Loan, which was repaid on January 23, 2015, resulting in an original maturity date of the SRE Note of April 24, 2015. The SRE Note contained a facility exit fee equal to the amount of interest that would accrue through August 23, 2015. During the second quarter of 2015, the Company entered into two separate amendments to extend the maturity date to August 24, 2015, and agreed to pay a previously agreed upon fee of $50,000 for the first such extension, and the same fee for the second extension plus payment of all accrued interest through each of the amendment dates. During the three-month period ended September 30, 2015, the Company entered into an additional amendment to further extend the maturity date to November 23, 2015 (“Extended Maturity Date”) for a fee of $100,000. The SRE Note bears interest at a per annum base rate of 16%, and is subject to increase in the event the SRE Note is not repaid in full on or prior to the maturity date. In connection with the execution of the loan agreement on December 31, 2014, the Company paid a structuring fee of $0.1 million.

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 — DEBT, NOTES PAYABLE AND SPECIAL ASSESSMENT OBLIGATIONS- continued

Our debt, notes payable and special assessment obligations have the following scheduled maturities as of September 30, 2015 (in thousands):

Year	Amount
2015	$33,790
2016	1,134
2017	9,963
2018	50,383
2019	7,611
Thereafter	3,089
Total	$105,970

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – SEGMENT INFORMATION

Operating segments are defined as components of an enterprise that engage in business activity from which revenues are earned and expenses incurred for which discrete financial information is available that is evaluated regularly by our chief operating decision makers in deciding how to allocate resources and in assessing performance. As of and for the period ended September 30, 2015, the Company’s reportable segments are based on the products and services offered by the Company and management’s intent for such assets, which include the following:

Mortgage and REO – Legacy Portfolio and Other Operations — Consists of the collection, workout and sale of new and legacy loans and REO assets, including financing of such asset sales. This also encompasses the carrying costs of such assets and other related expenses. This segment also reflects the carrying value of such assets and the related finance and operating obligations.

Commercial Real Estate Leasing Operations — Consists of rental revenue and tenant recoveries less direct property operating expenses (maintenance and repairs, real estate taxes, management fees, and other operating expenses) and depreciation and amortization. This segment also reflects the carrying value of such assets and the related finance and operating obligations. After September 30, 2015, this segment was redefined to include the Gabella project which commenced operations after September 30, 2015.

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

Disposal of Individually Significant Component

As previously reported, we entered into an agreement in 2014 to sell the operating assets that comprise our currently sole commercial real estate leasing operating segment. The transaction closed in the third quarter of 2015. Accordingly, the related operating assets were classified as held for sale in the accompanying condensed consolidated balance sheets as of December 31, 2014. Based on management’s analysis, the sale of this business segment did not require separate discontinued operations financial statement presentation since the disposition of this asset represented neither a strategic shift for the Company, nor did it have a major effect on our operations and financial results.

As noted in the following tables, the commercial real estate leasing operation segment contributed a pretax loss of $88,000 and $28,000 for the three and nine months ended September 30, 2015, respectively, and $0.1 million and $0.9 million in pretax losses for the three and nine months ended September 30, 2014, respectively.

Condensed consolidated financial information for our reportable operating segments as of September 30, 2015 and December 31, 2014 and for the three and nine month periods ended September 30, 2015 and 2014 is summarized as follows (in thousands):

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – SEGMENT INFORMATION- continued

Balance Sheet Items	September 30, 2015	December 31, 2014
Total Assets	(unaudited)
Mortgage and REO - Legacy Portfolio and Other Operations	$106,624	$73,883
Commercial Real Estate Leasing Operations	51	16,291
Hospitality and Entertainment Operations	94,805	85,437
Corporate and Other	7,080	6,161
Consolidated	$208,560	$181,772
Notes Payable, Special Assessment Obligations, Capital Leases and Other Long Term Obligations
Mortgage and REO - Legacy Portfolio and Other Operations	$43,750	$6,297
Hospitality and Entertainment Operations	51,173	25,948
Corporate and Other	12,228	47,945
Consolidated	$107,151	$80,190
Operating Liabilities
Mortgage and REO - Legacy Portfolio and Other Operations	$7,607	$2,235
Commercial Real Estate Leasing Operations	27	651
Hospitality and Entertainment Operations	4,550	3,964
Corporate and Other	2,447	3,715
Consolidated	$14,631	$10,565

	Three Months Ended September 30, 2015 (Unaudited)
Income Statement Items	Mortgage and REO - Legacy Portfolio and Other Operations	Commercial Real Estate Leasing Operations	Hospitality and Entertainment Operations	Corporate and Other	Consolidated
Revenues:
Operating property revenue	$20	$100	$5,485	$—	$5,605
Investment and other income	28	8	—	—	36
Mortgage loan income, net	477	—	—	—	477
Total Revenue	525	108	5,485	—	6,118
Expenses:
Operating Property Direct Expenses (exclusive of interest and depreciation):
Payroll related expenses	—	41	2,670	—	2,711
Cost of sales	—	—	623	—	623
Property taxes	—	28	70	—	98
Management fees	—	15	350	—	365
Other costs	—	112	1,846	—	1,958
Operating Property Direct Expenses (exclusive of interest and depreciation)	—	196	5,559	—	5,755
Expenses for Non-Operating Real Estate Owned:
Property taxes	171	—	—	—	171
Other costs	66	—	—	2	68

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – SEGMENT INFORMATION- continued

	Three Months Ended September 30, 2015 (Unaudited)
Income Statement Items	Mortgage and REO - Legacy Portfolio and Other Operations	Commercial Real Estate Leasing Operations	Hospitality and Entertainment Operations	Corporate and Other	Consolidated
Expenses for Non-Operating Real Estate Owned	237	—	—	2	239
Professional Fees:
Financial reporting - audit, legal and tax	4	—	—	254	258
Other legal	527	—	—	(63)	464
Asset management	221	—	—	16	237
Other costs	—	—	—	196	196
Professional Fees	752	—	—	403	1,155
General and Administrative Expenses:
Payroll related expenses	(4)	—	—	1,412	1,408
Insurance expense	32	—	—	251	283
Rent	—	—	—	53	53
Other general and administrative costs	10	—	—	472	482
General and Administrative Expenses	38	—	—	2,188	2,226
Other Expenses (Income):
Interest expense	908	—	1,058	443	2,409
Depreciation and amortization expense	1	—	593	51	645
Gain on disposal of assets, net	(304)	—	—	—	(304)
Recovery of credit losses, net	(1)	—	—	—	(1)
Other Expenses (Income)	604	—	1,651	494	2,749
Total Expenses, net	1,631	196	7,210	3,087	12,124
Net Loss	(1,106)	(88)	(1,725)	(3,087)	(6,006)
Cash Dividend on Redeemable Convertible Preferred Stock	—	—	—	(540)	(540)
Deemed Dividend on Redeemable Convertible Preferred Stock	—	—	—	(583)	(583)
Net Loss Attributable to Common Shareholders	$(1,106)	$(88)	$(1,725)	$(4,210)	$(7,129)

	Three Months Ended September 30, 2014 (Unaudited)
Income Statement Items	Mortgage and REO - Legacy Portfolio and Other Operations	Commercial Real Estate Leasing Operations	Hospitality and Entertainment Operations	Corporate and Other	Consolidated
Revenues:
Operating property revenue	$—	$419	$5,931	$1	$6,351
Investment and other income	322	—	1	1	324
Mortgage loan income, net	1,317	—	—	4	1,321
Total Revenue	1,639	419	5,932	6	7,996

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – SEGMENT INFORMATION- continued

	Three Months Ended September 30, 2014 (Unaudited)
Income Statement Items	Mortgage and REO - Legacy Portfolio and Other Operations	Commercial Real Estate Leasing Operations	Hospitality and Entertainment Operations	Corporate and Other	Consolidated
Expenses:
Operating Property Direct Expenses (exclusive of interest and depreciation):
Payroll related expenses	—	11	2,275	—	2,286
Cost of sales	—	—	731	—	731
Property taxes	—	84	86	—	170
Management fees	—	10	348	—	358
Other costs	—	258	1,769	—	2,027
Operating Property Expenses (exclusive of interest and depreciation)	—	363	5,209	—	5,572

Expenses for Non-Operating Real Estate Owned:
Property taxes	210	—	—	—	210
Other costs	267	—	—	4	271
Expenses for Non-Operating Real Estate Owned	477	—	—	4	481
Professional Fees:
Financial reporting - audit, legal and tax	26	—	—	188	214
Other legal	461	—	—	(110)	351
Asset management	13	—	—	—	13
Other costs	10	—	—	302	312
Professional Fees	510	—	—	380	890
General and Administrative Expenses:
Payroll related expenses	—	—	—	2,860	2,860
Insurance expense	1	—	—	257	258
Rent	—	—	—	53	53
Other general and administrative costs	13	—	—	398	411
General and Administrative Expenses	14	—	—	3,568	3,582
Other Expenses (Income):
Interest expense	288	—	533	2,633	3,454
Debt termination charge	—	—	—	21,658	21,658
Depreciation and amortization expense	—	226	519	52	797
Gain on disposal of assets, net	(5,624)	—	—	(6)	(5,630)
Recovery of credit losses, net	(151)	(21)	—	—	(172)
Other Expenses (Income)	(5,487)	205	1,052	24,337	20,107
Total Expenses, net	(4,486)	568	6,261	28,289	30,632
Net Income (Loss)	6,125	(149)	(329)	(28,283)	(22,636)
Cash Dividend on Redeemable Convertible Preferred Stock	—	—	—	(399)	(399)
Deemed Dividend on Redeemable Convertible Preferred Stock	—	—	—	(400)	(400)
Net Income (Loss) Attributable to Common Shareholders	$6,125	$(149)	$(329)	$(29,082)	$(23,435)

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – SEGMENT INFORMATION- continued

	Nine Months Ended September 30, 2015 (Unaudited)
Income Statement Items	Mortgage and REO - Legacy Portfolio and Other Operations	Commercial Real Estate Leasing Operations	Hospitality and Entertainment Operations	Corporate and Other	Consolidated
Revenues:
Operating property revenue	$—	$941	$20,683	$59	$21,683
Investment and other income	2,133	53	—	4	2,190
Mortgage loan income, net	1,150	—	—	—	1,150
Total Revenue	3,283	994	20,683	63	25,023
Expenses:
Operating Property Direct Expenses (exclusive of interest and depreciation):
Payroll related expenses	—	71	7,872	—	7,943
Cost of sales	—	—	2,324	—	2,324
Property taxes	—	195	211	—	406
Management fees	—	35	1,154	—	1,189
Other costs	—	592	5,518	—	6,110
Operating Property Expenses (exclusive of interest and depreciation)	—	893	17,079	—	17,972
Expenses for Non-Operating Real Estate Owned:
Property taxes	521	—	—	—	521
Other costs	327	—	—	5	332
Expenses for Non-Operating Real Estate Owned	848	—	—	5	853
Professional Fees:
Financial reporting - audit, legal and tax	11	—	—	734	745
Other legal	1,680	—	—	7	1,687
Asset management	434	—	—	17	451
Other costs	—	—	—	563	563
Professional Fees	2,125	—	—	1,321	3,446
General and Administrative Expenses:
Payroll related expenses	(4)	—	—	4,667	4,663
Insurance expense	54	—	—	756	810
Rent	—	—	—	157	157
Other general and administrative costs	135	—	—	1,202	1,337
General and Administrative Expenses	185	—	—	6,782	6,967
Other Expenses (Income):
Interest expense	2,497	—	3,093	2,050	7,640
Depreciation and amortization expense	1	—	1,768	158	1,927
Gain on disposal of assets, net	(23)	—	—	—	(23)
Recovery of credit losses, net	(10,651)	(11)	—	—	(10,662)
Impairment of real estate owned	—	140	—	—	140
Other Expenses (Income)	(8,176)	129	4,861	2,208	(978)

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – SEGMENT INFORMATION- continued

	Nine Months Ended September 30, 2015 (Unaudited)
Income Statement Items	Mortgage and REO - Legacy Portfolio and Other Operations	Commercial Real Estate Leasing Operations	Hospitality and Entertainment Operations	Corporate and Other	Consolidated
Total Expenses (Income), net	(5,018)	1,022	21,940	10,316	28,260
Net Income (Loss)	8,301	(28)	(1,257)	(10,253)	(3,237)
Net Income Attributable to Noncontrolling Interests	(586)	—	—	—	(586)
Cash Dividend on Redeemable Convertible Preferred Stock	—	—	—	(1,601)	(1,601)
Deemed Dividend on Redeemable Convertible Preferred Stock	—	—	—	(1,714)	(1,714)
Net Income (Loss) Attributable to Common Shareholders	$7,715	$(28)	$(1,257)	$(13,568)	$(7,138)

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – SEGMENT INFORMATION- continued

	Nine Months Ended September 30, 2014 (Unaudited)
Income Statement Items	Mortgage and REO - Legacy Portfolio and Other Operations	Commercial Real Estate Leasing Operations	Hospitality and Entertainment Operations	Corporate and Other	Consolidated
Revenues:
Operating property revenue	$8	$1,269	$18,800	$—	$20,077
Investment and other income	1,209	—	1	3	1,213
Mortgage loan income, net	2,187	—	—	4	2,191
Total Revenue	3,404	1,269	18,801	7	23,481
Expenses:
Operating Property Direct Expenses (exclusive of interest and depreciation):
Payroll related expenses	—	37	6,518	—	6,555
Cost of sales	—	—	2,239	—	2,239
Property taxes	—	251	257	—	508
Management fees	—	29	1,184	—	1,213
Other costs	—	719	5,581	—	6,300
Operating Property Expenses (exclusive of interest and depreciation)	—	1,036	15,779	—	16,815

Expenses for Non-Operating Real Estate Owned:
Property taxes	693	—	—	—	693
Other costs	928	—	—	6	934
Expenses for Non-Operating Real Estate Owned	1,621	—	—	6	1,627

Professional Fees:
Financial reporting - audit, legal and tax	68	—	—	682	750
Other legal	2,924	—	—	650	3,574
Asset management	61	—	—	751	812
Other costs	67	—	—	1,048	1,115
Professional Fees	3,120	—	—	3,131	6,251
General and Administrative Expenses:
Payroll related expenses	—	—	—	4,777	4,777
Insurance expense	26	—	—	841	867
Rent	—	—	—	160	160
Other general and administrative costs	52	—	—	883	935
General and Administrative Expenses	78	—	—	6,661	6,739
Other Expenses (Income):
Interest expense	1,150	305	1,846	9,742	13,043
Debt termination charge	—	—	—	21,658	21,658
Depreciation and amortization expense	—	905	1,738	155	2,798
Gain on disposal of assets, net	(17,624)	—	—	(6)	(17,630)
Recovery of credit losses, net	(683)	(37)	—	(1)	(721)
Other Expenses (Income)	(17,157)	1,173	3,584	31,548	19,148
Total Expenses (Income), net	(12,338)	2,209	19,363	41,346	50,580

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – SEGMENT INFORMATION- continued

	Nine Months Ended September 30, 2014 (Unaudited)
Income Statement Items	Mortgage and REO - Legacy Portfolio and Other Operations	Commercial Real Estate Leasing Operations	Hospitality and Entertainment Operations	Corporate and Other	Consolidated
Net Income (Loss)	15,742	(940)	(562)	(41,339)	(27,099)
Cash Dividend on Redeemable Convertible Preferred Stock	—	—	—	(399)	(399)
Deemed Dividend on Redeemable Convertible Preferred Stock	—	—	—	(400)	(400)
Net Income (Loss) Attributable to Common Shareholders	$15,742	$(940)	$(562)	$(42,138)	$(27,898)

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 — STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE

Common Stock

Shares of Common Stock, Class B Common Stock, Class C Common Stock, and Class D Common Stock share proportionately in our earnings and losses attributable to common shareholders. There are no shares of the Class D common stock outstanding as of September 30, 2015.

In addition, at September 30, 2015 and December 31, 2014, the Company had reserved the following number of shares of its authorized but unissued common stock for possible future issuance in connection with the following (in thousands):

	September 30, 2015	December 31, 2014
Exercise and future grants of stock options	2,700	1,200
Exercise of stock warrants	2,000	2,000
Conversion of preferred stock	8,200	8,200
Approved but unissued restricted common stock	1,768	1,100
Total	14,668	12,500

As previously reported in Form 10-K for the year ended December 31, 2014, the Company entered into certain executive employment agreements with our Chief Financial Officer and our Executive Vice President and General Counsel in January 2015 which provide for the grant of an aggregate of 250,000 shares of restricted Company common stock pursuant to the related restricted stock award agreements. In addition, the Company executed additional employment agreements during the nine months ended September 30, 2015 under which the Company issued 35,000 shares of common stock, and which further provides for the grant of 165,000 shares of restricted Company common stock pursuant to related restricted stock award agreements. During the three months ended September 30, 2015, the Company also issued 46,512 shares of restricted common stock to our non-employee independent directors pursuant to the 2014 Non-Employee Director Compensation Plan. All such shares shall vest upon the earlier of a) ratably over the three year period of the related employment contracts, b) a change in control, or c) termination without cause or death; provided, however, that the holders of such stock shall have the voting and dividend rights of common stockholders as of the award date. The fair value of the restricted stock, estimated at $1.72 per share based on a stock valuation obtained, is being recorded as compensation expense ratably over the respective service periods. During the three and nine months ended September 30, 2015, we recognized compensation expense totaling $0.3 million and $0.6 million, respectively, in connection with stock grants.

During the quarter ended September 30, 2015, the Company’s stockholders approved (i) an increase in the number of shares of our Common Stock available for issuance under our 2010 Employee Stock Incentive Plan by 1.5 million and (ii) the issuance of up to 300,000 shares under our 2014 Non-Employee Director Compensation Plan.

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

•
Dividends. Dividends on the Series B Preferred Stock are cumulative and accrue from the issue date and compound quarterly at the rate of 8% of the issue price per year, payable quarterly in arrears. During the three months ended September 30, 2015, we accrued dividends on the Series B Preferred Stock of $0.5 million. For the nine months ended September 30, 2015, we paid Preferred Investment dividends of $1.1 million.

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 — STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE- continued

•
Redemption upon Demand. At any time after July 24, 2019, each holder of Series B Preferred Stock may require the Company to redeem, out of legally available funds, the shares of Series B Preferred Stock held by such holder at the a price (the “Redemption Price”) equal to the greater of (i) 150% of the sum of the original price per share of the Series B Preferred Stock plus all accrued and unpaid dividends or (ii) the sum of the tangible book value of the Company per share of voting Common Stock plus all accrued and unpaid dividends, as of the date of redemption. Based on the initial investment of $26.4 million, the Redemption Price would presently be $39.6 million, resulting in a redemption premium of $13.2 million. In accordance with applicable accounting standards, Series B Preferred Stock is classified as temporary equity on the balance sheet and we have elected to amortize the redemption premium using the effective interest method as an imputed dividend over the five years holding term of the Series B Preferred Stock. During the three and nine months ended September 30, 2015, we recorded amortization of the redemption premium of $0.6 million and $1.7 million, respectively, as a deemed dividend.

Share-Based Compensation

During the nine months ended September 30, 2015, we issued no employee options under our 2010 Employee Stock Incentive Plan, and 65,000 options were forfeited upon termination of certain employees. As of September 30, 2015, there were 701,667 fully vested stock options outstanding, 2,000,000 fully vested stock warrants outstanding, and 1,768,488 restricted stock grants outstanding, none of which were vested. Net stock-based compensation expense relating to these options was $0.3 million and $0.6 million for the three and nine months ended September 30, 2015, respectively, and $0.2 million and $0.6 million for the three and nine months ended September 30, 2014, respectively. We did not receive any cash from option or warrant exercises during the three or nine months ended September 30, 2015 or 2014. As of September 30, 2015, there was $1.8 million of unrecognized compensation cost related to the time-based restricted stock that is expected to be recognized as a charge to earnings over a weighted-average vesting period of 2.28 years.

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

The following table presents a reconciliation of net loss from continuing operations to net loss attributable to common shareholders used in the basic and diluted loss per share calculations for the three and nine months ended September 30, 2015 and 2014 (amounts in thousands, except for per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Earnings allocable to common shares:
Numerator - Loss Attributable to Common Shareholders:
Net loss from continuing operations	$(6,006)	$(22,636)	$(3,237)	$(27,099)
Net income attributable to noncontrolling interest	—	—	(586)	—
Preferred dividends	(1,123)	(799)	(3,315)	(799)
Net loss attributable to common shareholders	$(7,129)	$(23,435)	$(7,138)	$(27,898)
Denominator - Weighted average shares:
Weighted average common shares outstanding for basic and diluted loss per common share	15,279,062	15,323,933	15,269,703	16,026,515
Basic and Diluted loss per common share:
Net loss attributable to common shareholders per share	$(0.47)	$(1.53)	$(0.47)	$(1.74)

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 — STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE- continued

The following securities were not included in the computation of diluted net loss per share as their effect would have been anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Options to purchase common stock	702	767	726	767
Restricted stock	1,551	—	1,427	—
Warrants to purchase common stock	2,000	—	2,000	—
Convertible preferred stock	8,200	—	8,200	—
Total	12,453	767	12,353	767

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

During the three and nine months ended September 30, 2014, we incurred consulting fees to ITH Partners of $0.1 million and $0.4 million, respectively, which is included in professional fees in the accompanying condensed consolidated statements of operations. In addition, ITH Partners was eligible to receive legacy asset fees, which were included as an offset in gain on disposal of assets and a portion which is included as an offset in recovery of credit losses in the accompanying consolidated statement of operations. During the three and nine months ended September 30, 2014, we incurred legacy asset fees totaling $0.1 million and $0.8 million, respectively. Pursuant to the termination of the contract effective July 24, 2014, ITH Partners was not eligible to receive consulting fees or legacy asset fees during the three and nine months ended September 30, 2015.

Under its consulting agreement with the Company, which terminated on July 24, 2014, ITH Partners was also entitled to compensation for assistance provided to the Company in securing debt or equity financing with the fee ranging from 0.75% to 1.0% of the amount raised. During the nine months ended September 30, 2014, ITH Partners earned compensation for these services in the amount of $0.4 million.

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

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 — COMMITMENTS AND CONTINGENCIES- continued

During the three and nine months ended September 30, 2015, we incurred JCP base consulting fees of $0.2 million and $0.5 million, respectively, and legacy fees of none and $0.1 million, respectively. During the three and nine months ended September 30, 2014, we paid Juniper Capital $0.1 million and $0.3 million, which is included in professional fees in the accompanying condensed consolidated statement of operations, and no legacy fees.

SRE Fee Agreement

As more fully described in Form 10-K for the year ended December 31, 2014, on July 24, 2014, we entered into an agreement with SRE, an affiliate with one of our directors, pursuant to which SRE is entitled to certain fees if we make or enter into loans or investments originated or identified by SRE. In August 2015, the agreement with SRE was amended to provide for a one-time additional fee of $50,000 for consulting services rendered in connection with the Company’s acquisition and development of certain assets through the enforcement of the Company’s loan guarantee rights. During the three and nine months ended September 30, 2015, we incurred no fees in connection with this agreement other than the $50,000 one-time fee.

Development Services Agreements

As more fully described in Form 10-K for the year ended December 31, 2014, we entered into a development services agreement (which was amended in April 2014) with Titan, a third party developer, to manage the Gabella project.

Under terms of the original development services agreement, Titan was entitled to a (i) pre-development services fee, (ii) a development services fee equal to 3.0% of the total project cost (less an agreed-upon land basis of $3.0 million), and (iii) a post-development services fee. We subsequently entered into an amended development services agreement providing for an additional $0.2 million of predevelopment fees to be paid to Titan.) The post development services fee will consist of a profit participation upon sale of the Gabella project ranging from 7% to 10% of the profit, depending on the amount and timing of the project’s completion and sale. Alternatively, not earlier than 15 months following the achievement of 90% occupancy for the project, Titan may elect to cause us to buy out its interest in the project. If Titan makes such an election, the post development services fee will be based on the fair market value of the project at the time of the election. The agreement is in effect until the fifth anniversary of the substantial completion of the project, as defined. If we elect not to proceed with phase 1, 2 or 3 of the project prior to our acceptance of the development authorization notice, the agreement is cancelable by us with 30 day notice to Titan, subject to full payment of (i) the predevelopment services fee for each phase we elect not to develop, (ii) a $0.5 million breakage fee, and (iii) any budgeted and approved costs incurred. During the three and nine months ended September 30, 2015, we paid Titan $0.1 million and $0.4 million, respectively, of the pre-development fees due under these arrangements, which were capitalized into the basis of the property. Titan was paid $0.04 million and $0.1 million during the three and nine months ended September 30, 2014, respectively, under the terms of the agreement.

In connection with the Gabella and related projects, we entered into various agreements with the City of Apple Valley and related entities. Under these agreements, we are subject to a number of requirements, including, but not limited to, commencing construction by November 2014 and completing construction during the first half of 2016. We expect to receive up to $3.2 million in tax increment financing over an extended period as well as a business subsidy totaling $1.0 million, of which we have received $0.8 million as of September 30, 2015 (as described in note 7).

Guarantor Recovery

As more fully described in Form 10-K for the year ended December 31, 2014, we have previously received judgments against certain guarantors in connection with their personal guarantees on certain legacy assets. Due to the uncertainty of the nature and extent of the available assets of these guarantors to pay the judgment amounts, we do not record recoveries for any amounts due under such judgments, except to the extent we have received assets without contingencies. In addition, these judgments may be subject to appeal.

During the nine months ended September 30, 2015, we received $0.2 million in cash as a result of our collection efforts against these guarantors. In addition, we were assigned certain real estate assets and equity interests in certain limited partnerships and limited liability companies with various real estate holdings as described in Notes 4 and 5. Based on the fair value of such assets, we recorded recovery income to the extent the collective fair value of such interests exceeded the outstanding principal and interest on advances we have made in connection with these collections efforts. During the three and nine months ended September 30, 2015, we recorded total recovery income of $1,000 and $10.2 million, respectively, relating to cash and/or other assets received in connection with such enforcement and collection efforts. During the three and nine months ended

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 — COMMITMENTS AND CONTINGENCIES- continued

September 30, 2014, we recorded recovery income of $0.2 million and $0.8 million, respectively, relating to cash and/or other assets received in connection with such enforcement and collection efforts.

We are continuing to investigate and evaluate the assets of these guarantors. However, the nature, amount and availability of such assets are not determinable as of September 30, 2015 and have not been recognized as recovery income in the accompanying condensed consolidated statements of operations. Further recoveries under this and other enforcement and collection efforts will be recognized when realization of the recovery is deemed probable and when all contingencies relating to recovery have been resolved.

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

eFunds Litigation

During the year ended December 31, 2014, a subsidiary of the Company received a demand for payment in the amount of $2.3 million in connection with a prior office lease between the lessor and that subsidiary. On February 23, 2015, the lessor filed a lawsuit in the Superior Court of Arizona in Maricopa County, Arizona seeking damages against that subsidiary in connection with the prior office lease. Subsequent to September 30, 2015, the parties reached a settlement of all claims relating to this matter pursuant to which the Company agreed to make a settlement payment of $0.1 million. The Company has recorded an accrual for this lawsuit in the accompanying condensed consolidated financial statements.

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 — SUBSEQUENT EVENTS

Loan Agreement

Subsequent to September 30, 2015, a wholly-owned subsidiary of the Company borrowed $5.4 million pursuant to a loan agreement with the Banc of California, National Association (“BOC”) for a non-revolving credit facility (the “BOC Facility”) pursuant to which the Company drew down the full amount of the BOC Facility. The BOC Facility matures on April 30, 2016 and bears interest at a per annum rate equal to the greater of (i) the Prime Rate as published by The Wall Street Journal plus 1.25%, or (ii) 4.5%. The BOC Facility is secured by a pledge in a mortgage loan asset of the Company and is guaranteed by the Company.

Loan Payoff

Subsequent to September 30, 2015, we fully satisfied our obligations under Asset Loan 1 and Asset Loan 2 with an aggregate payment of $28.8 million utilizing proceeds from the restricted Collateral Account.

New Investment

Subsequent to September 30, 2015, a joint venture in which a wholly-owned subsidiary of the Company (the “Utah JV Member”) is a non-managing member closed on the acquisition of certain undeveloped land in Utah.  Under the joint venture arrangement, the Utah JV Member contributed approximately $3.4 million in cash to fund the purchase price for the property and other closing costs.  The Utah JV Member is further obligated under the joint venture arrangement to contribute an additional $0.8 million in cash to fund certain approved development costs to be incurred by the joint venture.

Also subsequent to September 30, 2015, the Company made a private offering of membership interests in the Utah JV Member of up to $2.0 million to certain unrelated and related parties.  The participation of certain related parties in the offering was approved by a special committee of the Board of Directors of the Company, which committee consisted solely of directors who did not participate in the offering.  The Company, through another wholly-owned subsidiary, remains the majority beneficial owner and manager of the Utah JV Member.

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
The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance. These beliefs, assumptions and expectations can change, and actual results and events may differ materially, as a result of many possible events or factors, not all of which are known to us or are within our control. These risk factors and uncertainties should be carefully considered by current and potential investors. Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements, and that could negatively affect our business include:

•	that we may continue to record losses;

•	that we may incur increased operating expenses;

•	that a substantial portion of our loan portfolio is comprised of non-performing and distressed assets;

•	that we continue to foreclose on our remaining mortgage loan portfolio;

•	the concentration of credit risk to a particular borrower or borrower group;

•	difficulties in analyzing potential investment opportunities as a result of dislocations in the real estate market;

•	our relative inexperience in managing and developing real estate acquired through foreclosure;

•	our inability to sell our current mortgage loan and REO assets and execute our business and liquidity strategy;

•	our inability to resume our mortgage loan lending activities and grow our business;

•	risks of owning real property obtained through foreclosure or other means;

•	the supply of commercial mortgage loans and the resulting impact on our strategy;

•	litigation;

•	our inability to retain and hire consultants and employees necessary to execute our business strategy;

•	the lack of a secondary market for our loans that impairs our ability to diversify our portfolio;

•	lack of access to public and private capital markets;

•	the inability to control the administration of mortgage loans where we hold only a participation interest;

•	the short-term nature of the loans we originate;

•	risks of holding subordinated loans;

•	lender due diligence risks;

•	recent legislative initiatives;

•	government regulation;

•	failure to maintain our exemption from registration under the Investment Company Act;

•	lender loan covenants that restrict our liquidity;

•	our ability to secure joint venture partners on development projects;

•	risks related to additional borrowings;

•	that our liquidity is subject to a cash management agreement or other controlled accounts;

•	risks relating to bank repurchase agreements;

•	restrictive covenants that are contained in debt agreements;

•	that defaults and foreclosures will continue relating to our assets due to economic and real estate market declines;

•	the risks our borrowers are exposed to that could impair their ability to repay our loans;

•	inability of our commercial borrowers to generate sufficient income from their operating properties to repay our loans;

•	declines in value of our real estate collateral arising from inaccurate estimates of value due to management or appraisal errors or subsequent events;

•	failure of our underwriting standards;

•	that the guarantors of our mortgage loans will have insufficient assets or resources to support their guarantees;

•	a decline in the fair value of our assets;

•	uncertainty relating to assets valued at fair value;

•	reductions in income resulting from our borrowers’ refinancing their loans at lower interest rates;

•	the adverse effects on our business of increasing interest rates;

•	competition;

•	the inability of our borrowers to complete construction or development of the projects securing our loans;

•	cost-overruns and non-completion of renovation of properties underlying rehabilitation loans we make;

•	risks relating to non-Agency residential mortgage-backed securities, or subprime and Alt-A loans that we may acquire;

•	our inability to manage through the slow recovery of the real estate industry;

•	geographic concentration in our loan portfolio;

•	protection of our rights as a secured lender;

•	exposure to liability under lender liability laws;

•	inadequate insurance coverage on the REO properties we acquire;

•	hazardous substances on the REO properties we acquire;

•	our inability to utilize our tax net operating losses;

•	continued decline in economic conditions;

•	reliance on key personnel;

•	conflicts of interest relating to existing contractual agreements;

•	additional expense for compensation of broker-dealers to eliminate contingent claims;

•	complex accounting rules;

•	our failure to maintain adequate internal controls;

•	our ability to change our business, leverage and financing strategies without stockholder consent;

•	use of liquidity to pay required preferred dividends;

•	covenants relating to the issuance of preferred stock that restrict our ability to take certain actions;

•	restrictions on the payment of dividends to common stockholders;

•	dilution resulting from future issuances of debt and equity securities;

•	provisions in our certificate of incorporation, bylaws and Delaware law that could impede or delay an acquisition of the Company; and

•	other factors listed in Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Through our traditional credit analysis coupled with real estate valuation techniques used by developers, we have invested in real estate assets with a carrying value of $157.1 million as of September 30, 2015, comprised of commercial real estate mortgage loans with a carrying value of $8.3 million and owned property with a carrying value of $148.8 million, the majority of which was acquired through foreclosure of related legacy mortgage loans. Our owned property consists of operating properties, REO held for development and REO held for sale.

Our mortgage loans and REO held for sale are being marketed for disposition within the next twelve months. During the nine months ended September 30, 2015, we sold or otherwise disposed of four mortgage loans and twenty REO assets (or portions thereof) for $44.6 million, net of selling costs, which resulted in a net gain of approximately $23,000.

As of September 30, 2015, our operating properties, all of which were acquired through foreclosure, consisted of the following:

•	A golf course operation acquired in March 2012 which offers golf, spa and food and beverage operations.

•
Two operating hotels located in Sedona, Arizona acquired in mid-2013. One of the hotels is an 89-room resort hotel with an on-site restaurant and spa known as L’Auberge de Sedona (“L’Auberge”). Our other hotel property is Orchards Inn, a 70-room limited-service hotel with a restaurant located adjacent to the hotel. During the nine months ended September 30, 2015, the Company secured $2.0 million in financing to undertake a $6.3 million renovation at the hotel properties, which is currently in progress.

Our REO held for development consists of a joint venture with Titan, a Denver-based real estate firm, for the purpose of holding and developing a planned 196-unit multifamily development located in the Minneapolis suburb of Apple Valley known as Gabella at Parkside (“Gabella” or “Project”). Development of this Project in underway, and as of the date of this filing, we have completed and began leasing Phase One of the Project consisting of 96 units, with Phase Two consisting of an additional 100 units expected to be completed and operational during the first half of 2016.

In addition to managing its operating properties and engaging in on-going real estate development activities, management continues to aggressively pursue enforcement action against current and former borrowers through foreclosure and recovery of other guarantor assets. During the nine months ended September 30, 2015, we were assigned direct ownership interest in multiple land assets and various equity interests in a number of limited partnerships and limited liability companies with various real estate holdings, which resulted in total recovery income of $10.2 million.

As previously disclosed in our Annual Report on Form 10-K for the period ended December 31, 2014, in January 2015, the Company, through various of its subsidiaries, entered into a series of loan agreements, promissory notes and related agreements for loans in the aggregate principal amount of $78.8 million. The proceeds from these loans were used to refinance certain of the Company’s indebtedness, thereby reducing future interest costs and providing working capital for certain development activities and operational costs.

The Company used $4.0 million of the loan proceeds in connection with its equity commitment for the Gabella project, all of which has been funded as of September 30, 2015. In addition, the Company is utilizing $2.0 million of the loan proceeds towards the $6.3 million capital improvement program at the Company’s hotel properties and restaurant, which is currently in progress. The balance of the loan proceeds are expected to be used for certain fees, reserves, and working capital.

Operational Highlights

•	Our total assets were $208.6 million as of September 30, 2015 compared to $181.8 million as of December 31, 2014.

•	Our top line revenue increased by $1.5 million to $25.0 million for the nine months ended September 30, 2015.

•	We recorded $10.7 million in recoveries of credit losses during the nine months ended September 30, 2015, a $10.0 million increase over the same period in 2014.

•
We recorded gains from the disposal of assets of $23,000 during the nine months ended September 30, 2015, compared to gains on disposal of assets totaling $17.6 million for the nine months ended September 30, 2014.

•
Our net losses for the three and nine months ended September 30, 2015 were $6.0 million and $3.2 million, respectively, compared to net losses of $22.6 million and $27.1 million for the three and nine months ended September 30, 2014, respectively.

•
Our net loss attributable to common shareholders for the three and nine months ended September 30, 2015 was $7.1 million, for each period, compared to a net loss attributable to common shareholders of $23.4 million and $27.9 million for the three and nine months ended September 30, 2014.

•
Basic and diluted net loss per common share for the three and nine months ended September 30, 2015 was $0.47 for each period, compared to $1.53 and $1.74 for the three and nine months ended September 30, 2014, respectively.

Selected Financial Data.

The following table presents selected financial and operating data for the periods indicated. The summary financial data was derived from our audited and unaudited financial statements and other financial records for the periods indicated. All dollar amounts are expressed in thousands, except share and per unit data.

	(Unaudited) As of September 30,		As of December 31,
	2015	2014	2014
Summary balance sheet items
Cash and cash equivalents	$9,317	$3,000	$1,915
Restricted cash and cash equivalents	32,425	10,020	2,573
Mortgage loans held for sale, net	8,261	13,189	24,539
Real estate held for sale	35,047	74,950	53,686
Real estate held for development	27,128	7,603	8,205
Operating properties acquired through foreclosure	86,668	83,783	83,481
Total assets	208,560	199,471	181,772
Notes payable, special assessment obligations, capital leases and other long-term obligations	107,151	87,453	80,190
Total liabilities	121,782	97,586	90,753
Total stockholders’ equity	57,735	75,105	63,690
Stockholders’ equity per common share	$3.78	$4.93	$4.18

	(Unaudited) Three Months Ended September 30,		(Unaudited) Nine Months Ended September 30,
	2015	2014	2015	2014
Summary income statement items
Operating property revenue	$5,605	$6,351	$21,683	$20,077
Investment and other income	36	324	2,190	1,213
Mortgage loan income, net	477	1,321	1,150	2,191
Total revenue	6,118	7,996	25,023	23,481
Operating expenses (excluding interest expense)	10,020	32,980	31,165	55,888
Interest expense	2,409	3,454	7,640	13,043
Gain on disposal of assets, net	(304)	(5,630)	(23)	(17,630)
Recovery of credit losses, net	(1)	(172)	(10,662)	(721)
Total costs and expenses, net	12,124	30,632	28,260	50,580
Net loss	(6,006)	(22,636)	(3,237)	(27,099)
Net loss attributable to common shareholders	(7,129)	(23,435)	(7,138)	(27,898)
Net loss attributable to common shareholders per share data
Basic and diluted loss per share	$(0.47)	$(1.53)	$(0.47)	$(1.74)
Cash dividends on redeemable convertible preferred stock per share	$(0.07)	$0.05	$(0.20)	$0.05
Deemed dividend on redeemable convertible preferred stock per share	$(0.07)	$0.05	$(0.21)	$0.05
Loan related items
Note balances originated	$11,000	$—	$11,000	$8,400
Number of notes originated	1	—	1	2
Average note balance originated	$11,000	$—	$11,000	$4,200
Number of loans outstanding	5	8	5	8
Average loan carrying value	$1,652	$1,649	$1,652	$1,649
% of portfolio principal – fixed interest rate	39.4%	53.0%	39.4%	53.0%
% of portfolio principal – variable interest rate	60.6%	47.0%	60.6%	47.0%
Weighted average interest rate – all loans	9.70%	10.00%	9.70%	10.00%
Carrying value % by state:
Arizona	7.9%	15.2%	7.9%	15.2%
California	88.0%	54.5%	88.0%	54.5%
Utah	0.0%	30.3%	0.0%	30.3%
New Mexico	4.1%	0.0%	4.1%	0.0%
Total	100.0%	100.0%	100.0%	100.0%
Credit Quality
Interest payments over 30 days delinquent	$370	$311	$370	$311
Principal balance of loans past scheduled maturity, gross	12,312	18,585	12,312	18,585
Principal balance of loans past scheduled maturity, net	—	4,827	—	4,827
Carrying value of loans in non-accrual status	—	4,827	—	4,827
Valuation allowance	(12,682)	(13,759)	(12,682)	(13,759)
Valuation allowance as % of outstanding loan principal and interest	60.6%	51.1%	60.6%	51.1%
Net charge-offs	$—	$—	$1,077	$—

Results of Operations for the Three and Nine Months Ended September 30, 2015 Compared to the Three and Nine Months Ended September 30, 2014

Revenues (dollars in thousands)
	Three Months Ended September 30,				Nine Months Ended September 30,
Revenues:	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Operating Property Revenue	$5,605	$6,351	$(746)	(11.7)%	$21,683	$20,077	$1,606	8.0%
Investment and Other Income	36	324	(288)	(88.9)%	2,190	1,213	977	80.5%
Mortgage Loan Income, Net	477	1,321	(844)	(63.9)%	1,150	2,191	(1,041)	(47.5)%
Total Revenue	$6,118	$7,996	$(1,878)	(23.5)%	$25,023	$23,481	$1,542	6.6%

Operating Property Revenue. During the three months ended September 30, 2015, operating property revenue was $5.6 million as compared to $6.4 million for the three months ended September 30, 2014, a decrease of $0.7 million, or 11.7%. During the nine months ended September 30, 2015, operating property revenue was $21.7 million as compared to $20.1 million for the nine months ended September 30, 2014, an increase of $1.6 million or 8.0%, respectively. The decrease in operating property revenue for the three months ended September 30, 2015 compared to the same period 2014 is primarily attributed to lower occupancy rates at the Company’s two operating hotels and reduced restaurant revenues due to the temporary reduction in the number of available restaurant tables and hotel rooms as a result of the previously planned renovations at those properties during the quarter. In addition, we sold our lone commercial office building during the three months ended September 30, 2015 and as a result, we received less rent from that building during this quarter than in the corresponding quarter in 2014. The hotels recognized occupancy of 75.4% and an average daily rate (ADR) of $259 during the three months ended September 30, 2015, as compared to 80.2% occupancy and $239 ADR for the same period in 2014. The increase in operating property revenue for the nine months ended September 30, 2015 as compared to the same period 2014 was primarily attributed to improved year-over-year operations at the two operating hotels prior to commencement of the renovations. The hotels recognized occupancy of 80.0% and an ADR of $281 during the nine months ended September 30, 2015, as compared to 78.3% occupancy and $253 ADR for the same period in 2014.

Investment and Other Income. The investment and other income for the three and nine months ended September 30, 2015 and 2014 was attributable primarily to fees earned in connection with a limited guarantee provided by the Company relating to a previous preferred equity investment that we made and disposed of in 2013. During the first quarter of 2015, we received a $1.3 million settlement payment when the borrower secured a replacement guarantor on the senior loan. In connection with the borrower’s identification of a replacement guarantor, we entered into a court-approved settlement with the borrower and the Company was released from any potential future liability under the guarantee. For the three months ended September 30, 2015, investment and other income was approximately $36,000 compared to $0.3 million for the three months ended September 30, 2014, a decrease of $0.3 million, or 88.9%. The $0.3 million decrease was primarily attributable to the cessation of the limited guarantee quarterly payment. For the nine months ended September 30, 2015, investment and other income was $2.2 million compared to $1.2 million for the nine months ended September 30, 2014, an increase of $1.0 million, or 80.5%. The $1.0 million increase was attributable primarily to the guarantee replacement settlement payment received during the first quarter of 2015.

Mortgage Loan Income, Net. During the three months ended September 30, 2015, mortgage loan income was $0.5 million as compared to $1.3 million for the three months ended September 30, 2014, a decrease of $0.8 million, or 63.9%. During the nine months ended September 30, 2015, mortgage loan income was $1.2 million as compared to $2.2 million for the nine months ended September 30, 2014, a decrease of $1.0 million, or 47.5%. The $1.0 million decrease in mortgage loan income was attributable to the lower average income-earning portion of the loan portfolio, partially offset by the interest income and discount accretion on a note that was sold on March 31, 2015.

There was one mortgage loan origination during the nine months ended September 30, 2015, resulting from seller financing in connection with the sale of REO assets. This loan was subsequently sold at par value during the quarter ended September 30, 2015. During the nine months ended September 30, 2014, we originated two loans totaling $8.4 million in connection with the sale of REO assets.

Costs and Expenses (dollars in thousands)

	Three Months Ended September 30,				Nine Months Ended September 30,
Expenses:	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Operating Property Direct Expenses (exclusive of Interest and Depreciation)	$5,755	$5,572	$183	3.3%	$17,972	$16,815	$1,157	6.9%
Expenses for Non-Operating Real Estate Owned	239	481	(242)	(50.3)%	853	1,627	(774)	(47.6)%
Professional Fees	1,155	890	265	29.8%	3,446	6,251	(2,805)	(44.9)%
General and Administrative Expenses	2,226	3,582	(1,356)	(37.9)%	6,967	6,739	228	3.4%
Interest Expense	2,409	3,454	(1,045)	(30.3)%	7,640	13,043	(5,403)	(41.4)%
Debt Termination Charge	—	21,658	(21,658)	(100.0)%	—	21,658	(21,658)	(100.0)%
Depreciation and Amortization Expense	645	797	(152)	(19.1)%	1,927	2,798	(871)	(31.1)%
Gain on Disposal of Assets, Net	(304)	(5,630)	5,326	(94.6)%	(23)	(17,630)	17,607	(99.9)%
Recovery of Credit Losses, Net	(1)	(172)	171	100.0%	(10,662)	(721)	(9,941)	1,378.8%
Impairment of REO	—	—	—	—%	140	—	140	100.0%
Total Costs and Expenses	$12,124	$30,632	$(18,508)	(60.4)%	$28,260	$50,580	$(22,320)	(44.1)%

Operating Property Direct Expenses (exclusive of Interest and Depreciation). For the three months ended September 30, 2015, operating property direct expenses were $5.8 million as compared to $5.6 million for the three months ended September 30, 2014, an increase of $0.2 million, or 3.3%. For the nine months ended September 30, 2015, operating property direct expenses were $18.0 million as compared to $16.8 million for the three months ended September 30, 2014, an increase of $1.2 million, or 6.9%. Despite the decrease in operating property revenues for the three months ended September 30, 2015, the increase in operating property direct expenses is primarily attributed to supplemental expense incurred from operating a temporary kitchen and restaurant due to the renovations. The increase in operating property direct expenses for the nine months ended September 30, 2015 corresponds to the increased revenues at the Company’s hotel operations after taking into account the additional expenses incurred in connection with operating the temporary kitchen and restaurant during this quarter.

Expenses for Non-Operating Real Estate Owned. Such expenses include property taxes, homeowners association (HOA) dues, utilities, and repairs and maintenance, as well as other carrying costs pertaining to non-operating properties. For the three months ended September 30, 2015, expenses for non-operating real estate owned assets were $0.2 million as compared to $0.5 million for the three months ended September 30, 2014, a decrease of $0.2 million, or 50.3%. For the nine months ended September 30, 2015, expenses for non-operating real estate owned assets were $0.9 million as compared to $1.6 million for the nine months ended September 30, 2014, a decrease of $0.8 million or 47.6%. The decreases are attributable to lower HOA dues, property taxes, insurance and licensing costs resulting from asset disposals between periods.

Professional Fees. For the three months ended September 30, 2015, professional fees were $1.2 million as compared to $0.9 million for the three months ended September 30, 2014, an increase of $0.3 million, or 29.8%. For the nine months ended September 30, 2015, professional fees were $3.4 million as compared to $6.3 million for the nine months ended September 30, 2014, a decrease of $2.8 million or 44.9%. The increase in professional fees during the three months ended September 30, 2015 is attributed to asset management costs and legal costs pertaining to recent asset acquisitions and disposition activity. The decrease in professional fees for the nine months ended September 30, 2015 is primarily attributed to decreases in enforcement costs against guarantors, asset management costs and the hiring of a former consultant as the Company’s CEO in mid-2014.

General and Administrative Expenses. For the three months ended September 30, 2015, general and administrative expenses were $2.2 million as compared to $3.6 million for the three months ended September 30, 2014, a decrease of $1.4 million, or 37.9%. For the nine months ended September 30, 2015, general and administrative expenses were $7.0 million as compared to $6.7 million for the nine months ended September 30, 2014, an increase of $0.2 million or 3.4%. The decrease in general and administrative expenses for the three months ended September 30, 2015 is attributed to severance charges in 2014 pertaining to the former CEO of the Company. The increase in general and administrative expenses during the nine months ended September 30, 2015 is primarily attributed to higher compensation expense incurred due to the hiring of several new executives during the period. In addition, we have incurred additional expense in 2015 arising from the expansion of our board of directors in the third quarter in 2014 of approximately $0.1 million per quarter.

Interest Expense. For the three months ended September 30, 2015, interest expense was $2.4 million as compared to $3.5 million for the three months ended September 30, 2014, a decrease of $1.1 million, or 30.3%. For the nine months ended September 30, 2015, interest expense was $7.6 million as compared to $13.0 million for the nine months ended September 30, 2014, a decrease of $5.4 million or 41.4%. The decrease is attributed primarily to the lower overall interest rates on our new senior indebtedness, partially offset by interest paid by the Company on the SRE Note during the nine months ended September 30, 2015.

Debt Termination Charge. In mid-2014, the Company and NW Capital entered into certain amendments to the NW Capital loan resulting in a material change in loan terms. For accounting purposes, the payoff of the NW Capital loan was treated as a termination of the existing loan and issuance of a new loan. As a result of the NW Capital debt restructuring, the Company recorded a debt termination charge of $21.7 million during the three and nine months ended September 30, 2014. There were no debt termination charges for the three and nine months ended September 30, 2015.

Depreciation and Amortization Expense. For the three months ended September 30, 2015, depreciation and amortization expense was $0.6 million as compared to $0.8 million for the three months ended September 30, 2014, a decrease of $0.2 million, or 19.1%. For the nine months ended September 30, 2015, depreciation and amortization expense was $1.9 million as compared to $2.8 million for the nine months ended September 30, 2014, a decrease of $0.9 million or 31.1%. The decrease is primarily attributed to the reclassification of one of our operating properties to held for sale in the third quarter of 2014 and the resulting cessation of depreciation recorded on that property.

Gain on Disposal of Assets, Net. For the three months ended September 30, 2015, gain on the disposal of assets totaled $0.3 million, as compared to $5.6 million for the three months ended September 30, 2014, a decrease of $5.3 million. For the nine months ended September 30, 2015 and 2014, gain on disposal of assets totaled approximately $23,000 and $17.6 million, respectively, a decrease of $17.6 million. The decrease is primarily due to the varied timing, volume and nature of asset sales. For the nine months ended September 30, 2015, we sold or otherwise disposed of four loans and twenty REO assets (or portions thereof) for $44.6 million (net of selling costs). During the nine months ended September 30, 2014, we sold eighteen REO assets (or portions thereof) for $59.4 million (net of selling costs) resulting in a net gain of $17.6 million.

Recovery of Credit Losses, Net. For the three months ended September 30, 2015, recovery of credit losses totaled $1,000, as compared to $0.2 million for the three months ended September 30, 2014, a decrease of $0.2 million. For the nine months ended September 30, 2015, recovery of credit losses totaled $10.7 million, as compared to a recovery of credit losses of $0.7 million for the nine months ended September 30, 2014, an increase of $9.9 million. All recorded recoveries related to cash and other asset collections from certain guarantors for which an allowance for credit loss had been previously recorded, as well as certain assets received from guarantors pursuant to a settlement judgment, including direct ownership in certain real estate holdings and membership interests in limited liability companies and partnership interests in partnerships with various real estate holdings.

Operating Segments

Our operating segments reflect the distinct business activities from which revenues are earned and expenses incurred that are evaluated regularly by our executive management team in assessing performance and in deciding how to allocate resources. As of and for the three and nine months ended September 30, 2015 and 2014, our reportable segments consisted of the following:

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

Commercial Real Estate Leasing Operations — Consisted of a commercial medical office building located in Stafford, TX that was sold in August 2015. Subsequent to September 30, 2015, this segment was redefined to include our multifamily residential leasing operations which commenced in the fourth quarter of 2015.

Corporate and Other — Consists of our centralized general and administrative, corporate treasury and deposit gathering activities, and interest expense associated with debt issuances.

A comparative summary and analysis of the financial results for each of our operating segments during the three and nine months ended September 30, 2015 and 2014 follows:

Hospitality and Entertainment Operations

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2015	% of Consolidated Total	2014	% of Consolidated Total	2015	% of Consolidated Total	2014	% of Consolidated Total
Total Revenue	$5,485	89.7%	$5,932	74.2%	$20,683	82.7%	$18,801	80.1%
Expenses:
Operating Property Expenses (exclusive of interest and depreciation)	5,559	96.6%	5,209	93.5%	17,079	95.0%	15,779	93.8%
Total Operating Expenses	5,559		5,209		17,079		15,779
Net Operating Income (Loss)	(74)		723		3,604		3,022
Net Operating Income (Loss)% of revenue	(1.3)%		12.2%		17.4%		16.1%
Other Expenses:
Interest Expense	1,058	43.9%	533	15.4%	3,093	40.5%	1,846	14.2%
Depreciation and Amortization Expense	593	91.9%	519	65.1%	1,768	91.7%	1,738	62.1%
Other Expenses	1,651		1,052		4,861		3,584
Total Expenses	7,210	59.5%	6,261	20.4%	21,940	77.6%	19,363	38.3%
Net Loss	$(1,725)	28.7%	$(329)	1.5%	$(1,257)	38.8%	$(562)	2.1%

For the three months ended September 30, 2015 and 2014, the hospitality and entertainment operations segment revenues were $5.5 million and $5.9 million, respectively. For the nine months ended September 30, 2015 and 2014, the hospitality and entertainment operations segment revenues were $20.7 million and $18.8 million, respectively. The decline in revenue for the three months ended September 30, 2015 was primarily due to lower occupancy rates at the hotels coupled with reduced restaurant revenues due to the previously-planned renovations at the hotels and restaurant. For the three months ended September 30, 2015 the hotels recognized occupancy of 75.4% and an average daily rate (ADR) of $259, as compared to 80.2% occupancy and $239 ADR for the same period in 2014. The growth in revenue for the nine months ended September 30, 2015 over the same period in 2014 was primarily due to improved occupancy and ADR at the hotels year over year prior to commencement of the renovations. During the nine months ended September 30, 2015 the hotels recognized occupancy of 80.0% and an average daily rate (ADR) of $281, as compared to 78.3% occupancy and $253 ADR for the same period in 2014.

For the three months ended September 30, 2015, the golf course operation revenues saw an overall decrease of 6.8%, attributable to a 12.2% decrease in golf and related revenue per round ($83.31 and $94.90 for the three months ended

September 30, 2015 and 2014, respectively), partially offset by a 6.1% increase in total rounds played (2,971 and 2,799 for the three months ended September 30, 2015 and 2014, respectively). For the nine months ended September 30, 2015, the golf course operation revenues saw an overall increase of 1.1%, attributable to a 3.6% increase in total rounds played (22,558 and 21,777 for the nine months ended September 30, 2015 and 2014, respectively), partially offset by a 2.4% decrease in golf and related revenue per round ($78.50 and $80.40 for the nine months ended September 30, 2015 and 2014, respectively). The three and nine month decrease in golf and related revenue per round is primarily attributed to patrons taking advantage of discount programs, many of which were introduced to attract golfers to the course during the unseasonably hot summer of 2015.

The increase in hospitality and entertainment operations revenues as a percentage of total consolidated revenues for the three and nine months ended September 30, 2015 as compared to the same period for 2014 is attributable to our continued efforts to sell assets and loans in our legacy portfolio. Until we are able to generate liquidity to fully implement our investment strategy, hospitality and entertainment operations segment revenue is expected to be the primary source of top-line revenue.

During the three and nine months ended September 30, 2015 and 2014, the hospitality and entertainment operations segment constituted the majority of total operating property direct expenses. Net operating (loss) income for the segment as a percentage of related revenue totaled (1.3)% and 12.2% for the three months ended September 30, 2015 and 2014, respectively, and 17.4% and 16.1% for the nine months ended September 30, 2015 and 2014, respectively. The decrease in net operating income percentages for the three months ended September 30, 2015 as compared to the same period in 2014 is primarily attributed to construction at the operating hotel properties in relation to the planned improvement projects including increased costs from running a temporary kitchen and restaurant. The improvement in the net operating income percentage for the nine months ended September 30, 2015 as compared to the same period in 2014 is primarily attributable to cost saving measures implemented at the properties and a focus on driving ADR increases at the properties.

After interest expense, and depreciation and amortization, the hospitality and entertainment operations segment contributed pretax losses of $1.7 million and $0.3 million for the three months ended September 30, 2015 and 2014, respectively. After interest expense, depreciation and amortization, the hospitality and entertainment operations segment contributed losses of $1.3 million and $0.6 million for the nine months ended September 30, 2015 and 2014, respectively.

Mortgage and REO – Legacy Portfolio and Other Operations

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2015	% of Consolidated Total	2014	% of Consolidated Total	2015	% of Consolidated Total	2014	% of Consolidated Total
Total Revenue	$525	8.6%	$1,639	20.5%	$3,283	13.1%	$3,404	14.5%
Expenses (Income):
Expenses for Non-Operating Real Estate Owned	237	99.2%	477	99.2%	848	99.4%	1,621	99.6%
Professional Fees	752	65.1%	510	57.3%	2,125	61.7%	3,120	49.9%
General and Administrative Expenses	38	1.7%	14	0.4%	185	2.7%	78	1.2%

Other Expenses:
Interest Expense	908	37.7%	288	8.3%	2,497	32.7%	1,150	8.8%
Depreciation and Amortization Expense	1	0.2%	—	—	1	0.1%	—	—
Gain on Disposal of Assets, Net	(304)	(100.0)%	(5,624)	(99.9)%	(23)	(100.0)%	(17,624)	(100.0)%
Recovery of Credit Losses, Net	(1)	100.0%	(151)	87.8%	(10,651)	99.9%	(683)	94.7%
Total Expenses (Income)	1,631	13.5%	(4,486)	(14.6)%	(5,018)	(17.8)%	(12,338)	(24.4)%
Net (Loss) Income	(1,106)	18.4%	6,125	(27.1)%	8,301	(256.4)%	15,742	58.1%
Net Income Attributable to Noncontrolling Interests	—	—%	—	—%	(586)	(100.0)%	—	—%
Net (Loss) Income Attributable to Common Shareholders	$(1,106)	15.5%	$6,125	(26.1)%	$7,715	(108.1)%	$15,742	(56.4)%

During the three months ended September 30, 2015 and 2014, the Mortgage and REO - Legacy Portfolio and Other Operations segment contributed 8.6% and 20.5% of total consolidated revenues, respectively. During the nine months ended September 30, 2015 and 2014, the Mortgage and REO - Legacy Portfolio and Other Operations segment contributed 13.1% and 14.5% of total consolidated revenues, respectively. The decrease in Mortgage and REO - Legacy Portfolio and Other Operations revenue during the three and nine months ended September 30, 2015, as compared to the same period in 2014, resulted from the loss of fees previously paid to the Company in connection with a limited guarantee relating to a previous preferred equity investment (which guarantee was released in 2015) and interest accretion on a note, as well as an overall decrease in our loan and REO portfolio due to our sales of certain legacy assets.

During the three months ended September 30, 2015, the expenses in our Mortgage and REO - Legacy Portfolio and Other Operations segment increased total consolidated expenses by $1.6 million, while it decreased such expenses by $4.5 million for the three months ended September 30, 2014. During the nine months ended September 30, 2015 and 2014, the Mortgage and REO - Legacy Portfolio and Other Operations segment reduced total consolidated expenses by $5.0 million and $12.3 million, respectively. The increase in net expenses for the three months ended September 30, 2015 was primarily due to a decrease in sales of mortgage notes and assets which resulted in lower recorded gains. The decrease in net expenses for this segment during the nine months ended September 30, 2015 was primarily due to an increase in recoveries from prior credit losses through asset collections from guarantors, and the assignment of equity interests as a result of our enforcement and collection efforts, coupled with a decrease in professional fees due to reduced external legal costs resulting from the hiring of new in-house legal counsel in the first quarter of 2015, as well as lower expenses for Non-Operating Real Estate Owned due to lower HOA dues, property taxes, insurance and licensing costs resulting from asset disposals between periods. These decreases in expenses were partially offset by an increase in interest expense due to property-specific indebtedness under the structure of the new senior loans and fewer gains from the sale of assets.

The Mortgage and REO - Legacy Portfolio and Other Operations segment provided a net loss of $1.1 million for the three months ended September 30, 2015 and net income of $6.1 million for the three months ended September 30, 2014. For the nine months ended September 30, 2015 and 2014, net income for this segment was $8.3 million and $15.7 million, respectively, thereby reducing our consolidated net loss.

See “Note 3 – Mortgage Investments, Loan Participations and Loan Sales” in the accompanying condensed consolidated financial statements and Part II, Item 6. - “Loan Originations, Loan Types, Borrowers and Real Estate Owned and Operating Properties” for additional information regarding our loan portfolio.

Commercial Real Estate Leasing Operations

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2015	% of Consolidated Total	2014	% of Consolidated Total	2015	% of Consolidated Total	2014	% of Consolidated Total
Total Revenue	$108	1.8%	$419	5.2%	$994	4.0%	$1,269	5.4%
Expenses:
Operating Property Expenses (exclusive of interest and depreciation)	196	3.4%	363	6.5%	893	5.0%	1,036	6.2%
Total Operating Expenses	196		363		893		1,036
Net Operating Income (Loss)	(88)		56		101		233
Net Operating Income (Loss) % of revenue	(81.5)%		13.4%		10.2%		18.4%
Other Expenses:
Interest Expense	—	—%	—	—%	—	—%	305	2.3%
Depreciation and Amortization Expense	—	—%	226	28.4%	—	—%	905	32.3%
Gain on Disposal of Assets	—	—%	—	—%	—	—%		—%
Recovery of Credit Losses, Net	—	—%	(21)	12.2%	(11)	0.1%	(37)	(6.8)%
Impairment of Real Estate Owned	—	—%	—	—%	140	100.0%	—	—%
Other Expenses (Income)	—		205		129		1,173
Total Expenses	196	1.6%	568	1.9%	1,022	3.6%	2,209	4.4%
Net Loss	$(88)	1.5%	$(149)	0.7%	$(28)	0.9%	$(940)	3.5%

During the three months ended September 30, 2015 and 2014, the Commercial Real Estate Leasing Operations segment contributed 1.8% and 5.2% of total consolidated revenues, respectively. During the nine months ended September 30, 2015 and 2014, the Commercial Real Estate Leasing Operations segment contributed 4.0% and 5.4% of total consolidated revenues, respectively. The declining contribution to revenue is due to the sale of our commercial office building in August 2015, coupled with an increase in revenues from the Hospitality and Entertainment Operations and the Mortgage and REO - Legacy Portfolio and Other Operations segments. The commercial office building remained at a constant 31% occupancy rate for over three years despite management’s efforts to attract additional tenants.

Similarly, during the three and nine months ended September 30, 2015 and 2014, the Commercial Real Estate Leasing Operations segment constituted relatively small percentages of total operating property direct expenses. Net operating income (loss) for the segment as a percentage of related revenue totaled (81.5)% and 13.4% for the three months ended September 30, 2015 and 2014, respectively, and 10.2% and 18.4% for the nine months ended September 30, 2015 and 2014, respectively. Prior to its sale, we had implemented certain cost savings and revenue enhancing activities that contributed to the improvement in the net operating income percentage.

After interest expense, depreciation and amortization, and recoveries of credit losses, the Commercial Real Estate Leasing Operations segment contributed losses of $88,000 and $0.1 million to the total consolidated net losses for the three months ended September 30, 2015 and 2014, respectively. For the nine months ended September 30, 2015 and 2014, after interest expense, depreciation and amortization, and recoveries of credit losses, the Commercial Real Estate Leasing Operations segment contributed losses of $28,000 and $0.9 million to the total consolidated income, respectively. The improvement to the bottom line was attributed primarily to the sale of a commercial leasing property during the quarter ended September 30, 2015.

Corporate and Other

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2015	% of Consolidated Total	2014	% of Consolidated Total	2015	% of Consolidated Total	2014	% of Consolidated Total
Total Revenue	$—	—%	$6	0.1%	$63	0.3%	$7	—%
Expenses:
Expenses for Non-Operating Real Estate Owned	2	0.8%	4	0.8%	5	0.6%	6	0.4%
Professional Fees	403	34.9%	380	42.7%	1,321	38.3%	3,131	50.1%
General and Administrative Expenses	2,188	98.3%	3,568	99.6%	6,782	97.3%	6,661	98.8%
Interest Expense	443	18.4%	2,633	76.2%	2,050	26.8%	9,742	74.7%
Debt Termination Charge	—	—%	21,658	100.0%	—	—%	21,658	100.0%
Depreciation and Amortization Expense	51	7.9%	52	6.5%	158	8.2%	155	5.5%
Gain on Disposal of Assets	—	—%	(6)	0.1%	—	—%	(6)	—%
Recovery of Credit Losses, Net	—	—%	—	—%	—	—%	(1)	(0.2)%
Total Expenses	3,087	25.5%	28,289	92.4%	10,316	36.5%	41,346	81.7%
Net Loss	(3,087)	51.4%	(28,283)	124.9%	(10,253)	316.7%	(41,339)	152.5%
Cash Dividend on Redeemable Convertible Preferred Stock	(540)	100.0%	(399)	100.0%	(1,601)	100.0%	(399)	100.0%
Deemed Dividend on Redeemable Convertible Preferred Stock	(583)	100.0%	(400)	100.0%	(1,714)	100.0%	(400)	100.0%
Net Loss Attributable to Common Shareholders	$(4,210)	59.1%	$(29,082)	124.1%	$(13,568)	190.1%	$(42,138)	151.0%

Other than occasional, non-recurring miscellaneous revenue, the Corporate and Other segment does not generate any material revenues for the Company.

During the three months ended September 30, 2015 and 2014, the expenses in the Corporate and Other segment were $3.1 million and $28.3 million, respectively, or 25.5% and 92.4% of the Company’s consolidated expenses. During the nine months ended September 30, 2015 and 2014, the expenses in the Corporate and Other segment were $10.3 million and $41.3 million, respectively, or 36.5% and 81.7% of the Company’s consolidated expenses. The decline in expenses for these periods is primarily attributable to (i) reduced asset management costs; (ii) lower enforcement costs against guarantors; (iii) reduced external legal costs resulting from the hiring of new in-house general counsel in the first quarter of 2015; and (iv) a decrease in interest expense due to the refinancing of our senior debt in January 2015. In addition, we recorded debt termination charges totaling $21.7 million during the three and nine months ended September 30, 2014, in connection with the restructuring of our senior indebtedness in 2014. These expense savings were partially offset by higher general and administrative expenses due primarily to additional executive and stock-based compensation and fees and expenses paid to the Company’s expanded board of directors beginning in mid-2014.

As a result of the above, for the three months ended September 30, 2015 and 2014, the Corporate and Other segment contributed losses of $3.1 million and $28.3 million to the Company’s consolidated net loss, respectively. During the nine months ended September 30, 2015 and 2014, the Corporate and Other segment contributed losses of $10.3 million and $41.3 million to the Company’s consolidated net loss, respectively.

Lending Activities, and Loan and Borrower Attributes

Lending Activities

As of September 30, 2015, our loan portfolio consisted of 5 first mortgage loans with an aggregate carrying value of $8.3 million. In comparison, as of December 31, 2014, our loan portfolio consisted of 9 first mortgage loans with an aggregate carrying value of $24.5 million. During the nine months ended September 30, 2015, we originated (and subsequently sold in the same quarter) one new loan in connection with the partial financing of an asset sale, foreclosed on two loans in default with an aggregate carrying value of $0.9 million, and sold four loans with an aggregate carrying value of $27.4 million. During the nine months ended September 30, 2014, we originated two loans in the aggregate principal amount of $8.4 million in connection with the partial financing of the sale of certain REO assets. As of September 30, 2015 and December 31, 2014, the valuation allowance represented 60.6% and 38.8%, respectively, of the total outstanding loan principal and interest balances.

Changes in our Loan Portfolio Profile

Because our loan portfolio consisted of only five loans at September 30, 2015 and nine loans at December 31, 2014, we expect little change in the portfolio profile in future periods until we resume lending activities on a meaningful level. Accordingly, our ability to change the composition of our loan portfolio is limited. In addition, in connection with seeking to preserve our collateral, certain existing loans have been modified by, among other things, extending maturity dates, and, in the absence of available credit financing to repay our loans, we may modify additional loans in the future or foreclose on those loans.

Geographic Diversification

At September 30, 2015, our mortgage loans consist of loans where the collateral is primarily located in California, Arizona and New Mexico. The concentration of our loan portfolio in California and Arizona totaled collectively 95.9% and 91.1% at September 30, 2015 and December 31, 2014, respectively. Since we have suspended funding new loans, our ability to diversify the geographic aspect of our loan portfolio remains significantly limited. The year over year change in the geographic diversification of our loans is primarily attributed to loan sales or the foreclosure and transfer of loans to REO assets.

See “Note 3 – Mortgage Investments, Loan Participations and Loan Sales” in the accompanying condensed consolidated financial statements and Item 2. - “Selected Financial Data” for additional information regarding the geographic diversification of our loan portfolio.

Interest Rate Information

Our loan portfolio includes loans that carry variable and fixed interest rates. All variable interest rate loans are indexed to the Prime Rate with interest rate floors. At September 30, 2015 and December 31, 2014, the Prime Rate was 3.25% per annum.

At September 30, 2015, three of our five loans were performing and had an aggregate principal balance of $8.3 million and a weighted average contractual annual interest rate of 8.8%. At December 31, 2014, three of our nine loans were performing and had an aggregate principal balance of $21.5 million and a weighted average annual interest rate of 8.2%. For additional discussion regarding the impact of pro forma increases or decreases in the Prime Rate, see “Quantitative and Qualitative Disclosures about Market Risk” located elsewhere in this Form 10-Q.

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

As of September 30, 2015, the original projected end-use of the collateral under our loans was comprised of 60.6% residential, 34.4% mixed-use and the balance for commercial. As of December 31, 2014, the original projected end-use of the collateral under our loans was comprised of 46.4% residential and 51.2% mixed-use and the balance for commercial.

See “Note 3 – Mortgage Investments, Loan Participations and Loan Sales” in the accompanying condensed consolidated financial statements and, Item 2. - “Selected Financial Data” for additional information regarding the classification of our loan portfolio.

Changes in the Portfolio Profile — Scheduled Maturities

As of September 30, 2015, the outstanding principal and interest balance of mortgage loans, net of the valuation allowance, have scheduled principal paydowns or maturities within the next several years as follows:

Quarter	Outstanding Balance	Percent	#
Matured	$12,682	60.6%	2
Q2 2016	7,200	34.4%	1
Q1 2017	679	3.2%	0
Q1 2020	45	0.2%	1
Thereafter	337	1.6%	1
Total Principal and Interest	20,943	100.0%	5
Less: Valuation Allowance	(12,682)
Net Carrying Value	$8,261

Of the total of matured loans as of September 30, 2015, 100% of loan principal and interest matured during the year ended December 31, 2008.

See “Note 3 – Mortgage Investments, Loan Participations and Loan Sales” in the accompanying condensed consolidated financial statements and, Item 2. - “Selected Financial Data” for additional information regarding loan modifications.

Operating Properties and Real Estate Held for Development or Sale

At September 30, 2015, we held total REO assets of $148.8 million, of which $27.1 million were held for development, $35.0 million were held for sale, and $86.7 million were held as operating properties. At December 31, 2014, we held total REO assets of $145.4 million, of which $8.2 million were held for development, $53.7 million were held for sale, and $83.5 million were held as operating properties. These properties are located in California, Texas, Arizona, Minnesota, New Mexico and Utah.

We acquired two REO assets through foreclosure during the nine months ended September 30, 2015 with an aggregate carrying value of $0.9 million. During the nine months ended September 30, 2015, we sold twenty REO assets (or portions thereof) for $28.2 million (net of selling costs), of which we financed $11.0 million, resulting in a total net gain of $0.1 million. During the nine months ended September 30, 2014, we sold eighteen REO assets (or portions thereof) for $59.4 million (net of selling costs), of which we financed $8.4 million, for a net gain of $17.6 million.

The Company, through a wholly owned subsidiary, entered into a joint venture for a planned multi-family residential housing and retail development located in the Minneapolis suburb of Apple Valley to be known as Parkside Village (the “Apple Valley Project”). The first phase of the Apple Valley Project will consist of a 196-unit multi-family residential housing development known as Gabella. The west wing of Gabella, consisting of 96 units, commenced leasing of units in November 2015. The east wing of Gabella, consisting of 100 units is expected to be completed in the first half of 2016.

In addition, during the nine months ended September 30, 2015, we were awarded certain real estate assets and equity interests in a number of limited liability companies and limited partnerships with various real estate holdings resulting from our enforcement and collection efforts. Several of the limited liability companies and partnerships hold interests in real property and are now owned together with various unrelated third parties. Certain of these entities have been consolidated in the accompanying condensed consolidated financial statements based on our determination of the Company’s controlling financial interest in such entities. The aggregate fair value of our interest in the underlying real estate assets of the consolidated entities, after elimination of intercompany balances, totaled $7.0 million, which is classified as held for sale in the accompanying condensed consolidated balance sheets. Certain of such assets were sold during the nine months ended September 30, 2015, resulting in the recording of a noncontrolling interest totaling $0.6 million. The Company’s ownership or participation interests in these entities range from 2.4% to 48.0% and, collectively, the Company’s net investment in these entities totals $3.1 million at September 30, 2015.

After September 30, 2015, a joint venture in which a wholly-owned subsidiary of the Company (the “Utah JV Member”) is a non-managing member closed on the acquisition of certain undeveloped land in Utah.  Under the joint venture arrangement, the Utah JV Member contributed approximately $3.4 million in cash to fund the purchase price for the property and other closing costs.  The Utah JV Member is further obligated under the joint venture arrangement to contribute an additional $0.8 million in cash to fund certain approved development costs to be incurred by the joint venture.

Also after September 30, 2015, the Company made a private offering of membership interests in the Utah JV Member of up to $2.0 million to certain unrelated and related parties.  The participation of certain related parties in the offering was approved by a special committee of the Board of Directors of the Company, which committee consisted solely of directors who did not participate in the offering.  The Company, through another wholly-owned subsidiary, remains the majority beneficial owner and manager of the Utah JV Member.

Costs related to the development or improvements of the Company’s real estate assets are generally capitalized and costs relating to holding the assets are generally charged to expense. Cash outlays for capitalized development costs totaled $19.9 million during the nine months ended September 30, 2015. In addition, costs and expenses related to operating, holding and maintaining such properties (including property taxes), which are expensed and included in property taxes and other operating expenses for REO assets in the accompanying condensed consolidated statement of operations, totaled approximately $6.0 million and $18.8 million for the three and nine months ended September 30, 2015, respectively, and $6.1 million and $18.4 million for the three and nine months ended September 30, 2014, respectively. We intend to continue the process of disposing of a significant portion of our existing assets, individually or in bulk, which may result in the reclassification of a greater portion of our REO assets as held for sale.

See “Note 4 – Operating Properties and Real Estate Held for Development or Sale” in the accompanying condensed consolidated financial statements for additional information.

Important Relationships Between Capital Resources and Results of Operations

Summary of Existing Loans in Default

At September 30, 2015, two of the five loans held in our loan portfolio were in default and were fully reserved. Of the six loans that were in default at December 31, 2014, two remained in default status as of September 30, 2015, two were removed upon foreclosure and transferred to REO, and two loans were sold. We are exercising enforcement action which could lead to foreclosure or other collection activity with respect to upon the remaining loans in default. However, the completion and/or timing of foreclosure on the remaining loans is dependent on several factors, including, but not limited to, applicable state statutes, potential bankruptcy filings by the borrowers, and our ability to negotiate a deed-in-lieu of foreclosure.

See “Note 3 – Mortgage Investments, Loan Participations and Loan Sales” in the accompanying condensed consolidated financial statements and, Item 2. - “Selected Financial Data” for additional information regarding loans in default.

Valuation Allowance and Fair Value Measurement of Loans and Real Estate Held for Sale

A discussion of our valuation allowance, fair value measurement and summaries of the procedures performed in connection with our fair value analysis as of September 30, 2015, is presented in Note 6 of the accompanying condensed consolidated financial statements.

Based on the results of our evaluation and analysis, during the nine months ended September 30, 2015, we recorded a non-cash recovery of prior credit losses on our loan portfolio of $0.5 million, and none for the three months ended September 30, 2015 or for the three and nine months ended September 30, 2014. In addition, we recorded other net recoveries of credit losses of $1,000 and $10.2 million for the three and nine months ended September 30, 2015, respectively, and $0.2 million and $0.7 million during the three and nine months ended September 30, 2014, respectively, relating to the collection of cash and other assets from guarantors on certain legacy loans. We recorded impairment of charges of zero and $0.1 million for real estate owned during the three and nine months ended September 30, 2015, and none for the three and nine months ended September 30, 2014.

As of September 30, 2015 and December 31, 2014, the valuation allowance totaled $12.7 million and $15.6 million, respectively, representing 60.6% and 38.8%, respectively, of the total outstanding loan principal and accrued interest balances.

Leverage to Enhance Yields

We have not historically employed a significant amount of leverage to enhance our investment yield. We may, however, employ such leverage in the future if deemed appropriate.

Current and Anticipated Borrowings and Activity

During the nine months ended September 30, 2015, the Company, through various of its subsidiaries, entered into a series of loan agreements, promissory notes and related agreements with Calmwater for loans in the aggregate principal amount of $78.8 million in order to refinance the Company’s $36.0 million senior secured loan with NW Capital and its $24.8 million note payable from a bank, as well as to provide working capital for certain development activities and operational costs.

The Company set aside $4.0 million of the loan proceeds to fund a portion of its $11.5 million equity commitment for the construction of Gabella and is utilizing $2.0 million of the loan proceeds in connection with the $6.3 million capital improvement program at the Company’s hotel properties and restaurant located in Sedona, Arizona. The balance of the loan proceeds is expected to be used for certain fees, reserves, and working capital.

The general terms of the respective Calmwater loans are as follows:

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

The Sedona Loan contains customary affirmative and negative covenants and requires the Company to fund customary annual interest, tax, and insurance reserve accounts, each of which are pledged as additional collateral for the Sedona Loan. Additional reserves are required in connection with certain scheduled capital improvements that commenced during the second quarter of 2015. The Sedona Loan also contains customary events of default, the occurrence of which could result in the acceleration of the obligations under the loan and, under certain circumstances, the application of a default interest rate during the existence of an event of default at a rate equal to 5.0% in excess of the note rate. Subject to certain conditions set forth in the loan agreement, the Company is permitted to make optional prepayments at any time, subject to a yield maintenance prepayment fee if the prepayment is made prior to February 1, 2016 and a .50% prepayment premium if paid prior to February 1, 2017. Thereafter, the Company may prepay the Sedona Loan in full or in part without yield maintenance fees or prepayment premium costs.

•
The second loan is a $24.4 million non-recourse loan (“Asset Loan 1”) secured by a) first liens on certain operating and non-operating real estate assets owned by affiliates of the Company, b) pledges by certain Company affiliates of their interests in certain mortgage loan documents evidencing payment obligations owed to such affiliates and c) the Company’s membership interest in IMH Gabella. Asset Loan 1 requires interest only payments beginning on March 1, 2015 and bears annual interest at a base equal to the sum of: (i) the greater of (A) 0.50% per annum or (B) LIBOR (as defined) plus (ii) 8.5% per annum. Asset Loan 1 has a maturity date of February 1, 2017, with an option by the Company to extend the maturity date for one 12-month period, provided that there are no outstanding events of default and the Company complies with the other applicable terms set forth in the loan agreement, including the payment of an extension fee of 1% of the outstanding principal balance. Asset Loan 1 is subject to a non-recourse carve-out guaranty by the Company which also includes a guarantee of completion of certain entitlement work at a property located in Buckeye, Arizona. Subsequent to September 30, 2015, we repaid this loan in full.

•
The third loan is a $4.4 million non-recourse loan (“Asset Loan 2”) secured by a) first liens on certain operating and non-operating real estate assets owned by affiliates of the Company and b) pledges by certain Company affiliates of their interests in certain mortgage loan documents evidencing payment obligations owed to such affiliates. Asset Loan 2 requires interest only payments beginning on March 1, 2015 and bears annual interest at a base equal to the sum of: (i) the greater of (A) 0.50% per annum or (B) LIBOR (as defined) plus (ii) 8.5% per annum. Asset Loan 2 has a maturity date of February 1, 2017 with an option by the Company to extend the maturity date for one 12-month period provided that there are no outstanding events of default, and the Company complies with the other applicable terms in the loan agreement, including the payment of an extension fee of 1% of the outstanding principal balance. Asset Loan 2 is subject to a non-recourse carve-out guarantee by the Company, which also includes a guarantee by the Company of completion of certain entitlement work at certain properties located in Minnesota and Arizona, and a guarantee of completion of certain construction defect remediation at a property located in Albuquerque, New Mexico. Subsequent to September 30, 2015, we repaid this loan in full.

Exchange Notes

As more fully described in our annual report on Form 10-K for the year ended December 31, 2014, we were required under the terms of a class action settlement to effect an offering of our five-year, 4%, unsecured notes to participating shareholders in exchange for common stock held by such shareholders at a price of $8.02 per share (“Exchange Offering”). The Exchange Offering was completed in April 2014 and we issued Exchange Offering notes (“EO Notes”) with an aggregate face value of $10.2 million. The Company recorded the estimated fair value of the EO Notes as $6.4 million which was based on the fair value and the imputed effective yield of such notes of 14.6% (as compared to the note rate of 4%) resulting in an original debt discount of the EO Notes of $3.8 million, with a balance of $2.9 million as of September 30, 2015. This amount is reflected as a debt discount in the accompanying financial statements and is being amortized as an adjustment to interest expense using the effective interest method over the term of the EO Notes. The amortized discount added to the principal balance of the EO Notes during the nine months ended September 30, 2015 totaled $0.5 million. Interest is payable quarterly in arrears each January, April, July and October during the term of the EO Notes with the initial interest payment made in July 2014. The EO Notes mature on April 28, 2019, and may be prepaid in whole or in part without penalty at the option of the Company. However, subject to certain minimum cash and profitability conditions, the terms of the EO Notes may require a 50% prepayment on April 29, 2018.

Gabella Construction Loan

In October 2014, the Company secured a $24.0 million construction loan in connection with the Gabella development (the “Gabella Construction Loan”). In addition to the Gabella Construction Loan, the project’s development costs were financed through an equity contribution of $11.5 million by the Company consisting of entitled land and working capital. The Company satisfied its equity funding requirement in the second quarter of 2015 and made draws totaling $9.6 million on the Gabella Construction Loan during the nine months ended September 30, 2015. The Gabella Construction Loan is secured by a first lien mortgage on the project as well as certain adjacent parcels that are planned for future development, improvements thereon, and an assignment of rents and revenues. Unless there is an event of default, the loan bears annual interest at the greater of three-month LIBOR plus 375 basis points, or 4.25%. The Gabella Construction Loan matures October 20, 2017, provided, however, that the initial term may be extended for two additional one-year terms subject to the satisfaction of certain conditions, including the payment of an extension fee equal to 0.25% of the then-outstanding principal balance. Interest only payments on any outstanding principal commenced on November 1, 2014. Monthly payments of principal and interest will commence on the earlier of (i) November 1, 2016 and (ii) the first month following stabilization (as defined in the loan agreement). The applicable loan agreement contains certain financial covenants, one of which is a requirement that the Company maintain a minimum net worth of $50.0 million throughout the term of the loan. The Gabella Construction Loan is also subject to a completion and repayment carve-out guarantee by the Company and requires a minimum liquidity balance of $7.5 million which commenced on the initial construction draw in April 2015. Subsequent to September 30, 2015, we obtained a temporary reduction in the liquidity requirement from $7.5 million to $4.0 million for a period of 120 days in order to provide us time to generate additional liquidity from anticipated asset sales, financings and/or other cash events. In the event of prepayment of the Construction Loan within two years from the initial funding date, a prepayment penalty is due equal to two years of interest less non-default interest paid through the prepayment date. Thereafter, the Gabella Construction Loan may be paid without penalty.
Other Notes Payable Activity

During 2013, we assumed a $24.8 million note payable from a bank in connection with a deed-in-lieu of foreclosure that was secured by the related hotel operating properties. The note payable bore annual interest of 8%, with required monthly payments of principal and interest and the outstanding principal due at maturity on March 28, 2017. During the nine months ended September 30, 2015, we secured replacement financing and repaid the note payable in full and paid a $0.5 million prepayment penalty.

In connection with our Apple Valley project, we entered into, among other agreements, a business subsidy agreement and related loan agreement dated March 29, 2013, as amended on July 10, 2014, with the Apple Valley Economic Development Authority (“EDA”). Under the terms of the business subsidy agreement, the EDA agreed to advance to us up to $1.1 million as a loan, but in no event to exceed the amount received from Dakota County, Minnesota for the statutory penalty and interest on special assessment taxes which were assessed in the tax years 2007 through 2011, which has been paid in full as of September 30, 2015. The EDA loan bears interest at the rate of 6.0% per annum which accrues until the loan is satisfied or paid in full. If we complete the project by no later than April 30, 2016, and certain other conditions are satisfied, the EDA is expected to forgive the loan in its entirety. If we do not meet certain specified development goals, the loan and all accrued unpaid interest must be repaid on or before December 31, 2017. In addition, under the business subsidy agreement, we are not allowed to sell, transfer or otherwise convey all or part of the property for a period of five years following completion without the prior written consent of EDA. As of September 30, 2015 and December 31, 2014, the total amount advanced to us under the loan agreement was $0.8 million.

In conjunction with the Apple Valley project described above, we also entered into a settlement agreement in June 2012 with the local municipality relating to outstanding past due property taxes, penalties and interest on various parcels totaling $3.7 million and bearing annual interest of 10%. Under the terms of the settlement agreement, we were required to make annual payments over either a five or ten year period, depending on the parcel. The outstanding balance of the settlement obligation totaled $0.5 million at December 31, 2014 which was repaid in full during the first quarter of 2015.

Special Assessment Obligations

As of September 30, 2015 and December 31, 2014, we recorded obligations arising from our allocated share of certain community facilities district special revenue bonds and special assessments of $4.7 million and $5.0 million, respectively. These obligations are described below.

One of the special assessment obligations had an outstanding balance of $3.2 million and $3.3 million as of September 30, 2015 and December 31, 2014, respectively, and has an amortization period that extends through April 30, 2030, with an annual interest rate ranging from 5% to 6%. This special assessment obligation is secured by certain real estate held for sale consisting of 171 acres of unentitled land located in Buckeye, Arizona, which land had a carrying value of $5.1 million at September 30, 2015.

The other special assessment obligations are comprised of a series of special assessments that collectively had an outstanding balance of $1.4 million and $1.6 million as of September 30, 2015 and December 31, 2014, respectively. These special assessment obligations have amortization periods that extend through 2022, with annual interest rates ranging from 6% to 7.5%. These special assessment obligations are secured by certain real estate held for development consisting of 13 acres of unentitled land located in Dakota County, Minnesota, which land has a carrying value of approximately $27.1 million at September 30, 2015. We made principal repayments on these special assessment obligations of $0.3 million during the nine months ended September 30, 2015.

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

Note Payable to Related Party

On December 31, 2014, the Company executed a loan agreement with SRE Monarch Lending, LLC for an unsecured non-revolving $5.0 million credit facility (“SRE Note”) and drew down the full amount of the SRE Note in order to fund the Company’s payment under its then senior loan. SRE Monarch Lending, LLC is a related party of Seth Singerman, one of the Company’s directors and an affiliate of one of our preferred equity holders.

The SRE Note was originally scheduled to mature on April 24, 2015 and contained a facility exit fee equal to the amount of interest that would accrue through August 23, 2015. During the three-month period ended September 30, 2015, the Company entered into an additional amendment to further extend the maturity date to November 23, 2015 (“Extended Maturity Date”) for a fee of $100,000. The SRE Note bears interest at a per annum base rate of 16%, and the interest rate is subject to increase in the event the SRE Note is not repaid in full on or prior to the maturity date. In connection with the execution of the loan agreement on December 31, 2014, the Company paid SRE Monarch a structuring fee of $0.1 million.

See “Note 7 – Debt, Notes Payable, and Special Assessment Obligations” in the accompanying condensed consolidated financial statements for further information regarding notes payable activity.

Off-Balance Sheet Arrangements
As of September 30, 2015 and December 31, 2014, we did not have any off-balance sheet arrangements.
Liquidity and Capital Resources
We require liquidity and capital resources for expenses and general working capital needs, including, but not limited to, maintenance, development costs and capital expenditures for our operating properties and non-operating REO assets, professional fees, general and administrative operating costs, loan enforcement costs, costs on borrowings, dividends or distributions to shareholders, as well as to acquire our target assets. We expect our primary sources of liquidity over the next twelve months to consist of our current cash and restricted cash balances, revenues from operating properties, proceeds from borrowings, and proceeds from the disposition of our existing loan and REO assets held for sale.

At September 30, 2015, we had cash and cash equivalents of $9.3 million and restricted cash and cash equivalents of $32.4 million, as well as loans held for sale totaling $8.3 million and REO held for sale of $35.0 million. The proceeds from these items, coupled with revenues generated from our operating properties, and proceeds from the issuance of debt and equity securities, comprise our primary sources of liquidity and we believe they are sufficient to cover our liquidity needs over the next twelve months. However, there is no assurance that we will be successful in selling existing real estate assets in a timely manner or in obtaining additional financing, if needed, to sufficiently fund future operations or to implement our investment strategy. Further, under our new senior loans, there were established release prices for each of the collateral assets which were applied as principal paydowns on such debt subsequent to September 30, 2015. Our failure to generate sustainable earning assets and successfully liquidate a sufficient number of our loans and real estate assets, including exceeding the release prices from the sale of collateral assets, may have a material adverse effect on our business, results of operations and financial position.
Our requirements for and sources of liquidity and capital resources are described in more detail in our Annual Report on Form 10-K for the year ended December 31, 2014. There have been no material changes to our requirements for liquidity as of and for the nine months ended September 30, 2015.
Cash Flows
Cash Used In Operating Activities
Cash used in operating activities was $9.8 million for the nine months ended September 30, 2015 compared to $18.2 million for the nine months ended September 30, 2014. Cash flows from operating activities includes cash generated from operating property revenues, investment and other income, and mortgage income from our loan portfolio, offset by amounts paid for operating property expenses, property taxes and other operating costs for REO assets, professional fees, general and administrative expenses and other expenses, plus non-cash recoveries, as well as interest on our notes payable.

Cash Provided By Investing Activities
Net cash provided by investing activities was $24.7 million for the nine months ended September 30, 2015 compared to $52.0 million for the nine months ended September 30, 2014. Primary sources of cash from investing activities for 2015 included $17.2 million from sales of REO assets and $27.4 million from the sale of mortgage loans, offset by $19.9 million in investments in real estate properties owned. Net cash provided by investing activities in 2014 was primarily due to mortgage loan repayments of $5.6 million and proceeds from asset sales and recoveries of $51.0 million.
Cash Used in Financing Activities
Net cash used in financing activities was $7.5 million for the nine months ended September 30, 2015 compared to $38.6 million for the nine months ended September 30, 2014. During the nine months ended September 30, 2015, we secured financing proceeds of $88.3 million, repaid notes payable totaling $61.8 million, paid debt issuance costs of $3.1 million, experienced an increase in restricted cash of $29.9 million and paid preferred dividends of $1.1 million. During the nine months ended September 30, 2014, we generated $18.6 million from the issuance of preferred equity, repaid convertible debt of $28.3 million and notes payable of $19.0 million, purchased treasury stock of $2.6 million, incurred debt termination costs of $1.8 million and experienced an increase in restricted cash of $4.2 million.
Critical Accounting Policies
Our critical accounting policies are disclosed in our previously filed Annual Report on Form 10-K for the fiscal year ended December 31, 2014.  As of September 30, 2015, there have been no significant changes in our critical accounting policies from December 31, 2014, except as disclosed in Note 2 of the unaudited condensed consolidated financial statements included in this Form 10-Q.
Recent Accounting Pronouncements
For information regarding recent accounting pronouncements that are applicable to us, see Note 2 to our unaudited condensed consolidated financial statements included with this Form 10-Q.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our quantitative and qualitative disclosures about market risk are disclosed in our previously filed Annual Report on Form 10-K for the year ended December 31, 2014.  As of September 30, 2015, there have been no significant changes in our market risks from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

Interest Rate Risk

Because our three performing loans are fixed rate loans and the remaining principal balances of our loans are in non-accrual status as of September 30, 2015, changes in weighted average interest rates for our loan portfolio have minimal impact on interest income. As of September 30, 2015, 60.2% of the principal balance of our loans was in non-accrual status.
The following tables contain information about our mortgage loan principal and interest balances as of September 30, 2015, presented separately for fixed and variable rates and the calendar quarters in which such mortgage investments mature:

	Matured	Q2 2016	Q1 2017	Q1 2020	Thereafter	Total
	(in thousands)
Loan Rates:
Variable	$12,682	$—	$—	$—	—	$12,682
Fixed	—	7,200	679	45	337	8,261
Principal and interest outstanding	$12,682	$7,200	$679	$45	$337	20,943
Less: Valuation Allowance						(12,682)
Net Carrying Value						$8,261

We also have interest rate risk with respect to our debt. Our variable rate debt currently consists of our senior secured loans. Changes in interest rates have different impacts on the fixed and variable portions of our debt portfolio. A change in interest rates on the fixed portion of the debt portfolio may impact the fair value of the instrument, but has no impact on interest expense or cash flow. A change in interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows, but does not generally impact the fair value of the instrument.

Prior to the payoff of Asset Loans 1 and 2 subsequent to September 30, 2015, our senior secured loans bear interest at variable rates based on the greater of A) LIBOR plus the applicable spread ranging from 3.75% to 8.50%, or B) the applicable interest rate floor, which range from 4.25% to 9.0%.

As of September 30, 2015, the aggregate principal outstanding balance of our variable debt was $88.3 million. Borrowings under our variable debt bear annual interest at a weighted-average interest rate of 6.77%. We entered into an interest rate cap agreement as a designated cash flow hedge for the variable rate Sedona Loan with a LIBOR cap rate equal to 2.00% for the first two years ended February 1, 2017, which is intended to limit our interest rate risk exposure. As of September 30, 2015, a 100 basis point increase in short term interest rates would decrease our earnings by approximately $0.6 million per annum, based on the current variable rate exposure from our financings and interest rate derivatives.

The following table presents the principal amounts, weighted-average interest rates and maturities of our fixed and variable rate debt as of September 30, 2015 (amounts in thousands):

	2015	2016	2017	2018	2019	Thereafter	Total
Fixed rate debt	$5,040	$1,134	$380	$383	$7,611	$3,089	$17,637
Average interest rate	15.93%	6.09%	6.36%	6.34%	4.12%	6.01%	8.05%
Variable rate debt	$28,750	$—	$9,583	$50,000	$—	$—	$88,333
Average interest rate	9%	—%	4.25%	7.25%	—%	—%	6.77%
Total	$33,790	$1,134	$9,963	$50,383	$7,611	$3,089	$105,970

As of September 30, 2015, we had cash and cash equivalents totaling $9.3 million and restricted cash of $32.4 million (collectively, 20.0% of total assets), respectively, all of which were held in bank accounts, highly liquid money market accounts or short-term certificates of deposit. We have historically targeted between 3%-5% of the principal balance of our outstanding portfolio loans to be held in such accounts as a working capital reserve. However, our actual deployment in the future may vary depending on a variety of factors, including the timing and amount of debt or capital raised, the timing and amount of investments made, liquidity requirements under our loan agreements and other factors. We believe that these financial assets do not give rise to significant interest rate risk due to their short-term nature.

Item 4.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2015. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of these disclosure controls and procedures were effective as of September 30, 2015.

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) and 15d-15(f) under the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Also, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2015, utilizing the 2013 framework established in Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on their assessment, we determined that the Company’s internal control over financial reporting was effective as of September 30, 2015.

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

eFunds Litigation

During the year ended December 31, 2014, a subsidiary of the Company received a demand for payment in the amount of $2.3 million in connection with a prior office lease between the lessor and that subsidiary. On February 23, 2015, the lessor filed a lawsuit in the Superior Court of Arizona in Maricopa County, Arizona seeking damages against that subsidiary in connection with the prior office lease. Subsequent to September 30, 2015, the parties reached a settlement of all claims relating to this matter pursuant to which the Company agreed to make a settlement payment of $0.1 million. The Company has recorded an accrual for this lawsuit in the accompanying condensed consolidated financial statements.

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

10.44	Business Loan Agreement and Promissory Note between CA-Daley, LLC and Banc of California, N.A., dated October 7, 2015.

10.45	Third Amendment to Loan Agreement between IMH Financial Corporation and SRE Monarch Lending, LLC, dated August 24, 2015.

10.46	First Amendment to SRE Fee Agreement between IMH Financial Corporation and SRE Monarch, LLC, dated August 24, 2015.

10.47	Loan Purchase Agreement between Oasis Indian Bend, LLC and SREOF II Holdings, LLC dated September 30, 2015.

10.48
Subscription Agreement between Lakeside DV Holdings, LLC, a Delaware limited liability company and LMF & Associates LLC (filed as Exhibit 10.1 to Current Report on Form 8-K filed on November 12, 2015 incorporated by reference).

10.49
Subscription Agreement between Lakeside DV Holdings, LLC, a Delaware limited liability company and Andrew Fishleder (filed as Exhibit 10.2 to Current Report on Form 8-K filed on November 12, 2015 incorporated by reference).

10.50
Subscription Agreement between Lakeside DV Holdings, LLC, a Delaware limited liability company and CJ Biotech IV, LLC (filed as Exhibit 10.3 to Current Report on Form 8-K filed on November 12, 2015 incorporated by reference).

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

Date:	November 12, 2015	IMH FINANCIAL CORPORATION

		By:	/s/ Lisa Jack
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

Signature	Title	Date

/s/ Lawrence D. Bain	Chief Executive Officer and Chairman of the Board	November 12, 2015
Lawrence D. Bain	(Principal Executive Officer)

/s/ Lisa Jack	Chief Financial Officer (Principal Financial Officer	November 12, 2015
Lisa Jack	and Principal Accounting Officer)