Form 10-K
period 2015-12-31
IMH Financial Corp
filed 2016-03-31
CIK 1397403

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from: __________to __________

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐    No ☑

The registrant had 728,259 shares of Common Stock, 3,491,758 shares of Class B-1 Common Stock, 3,492,954 shares of Class B-2 Common Stock, 7,159,759 shares of Class B-3 Common Stock, 313,790 shares of Class B-4 Common Stock and 735,801 shares of Class C Common Stock, 2,604,852 shares of Series B-1 Preferred Stock and 5,595,148 shares of Series B-2 Preferred Stock, all of which were collectively convertible into 24,122,321 outstanding common shares as of March 31, 2016.

DOCUMENTS INCORPORATED BY REFERENCE

Part of Form 10-K	Documents Incorporated by Reference
Part III (Items 10, 11, 12, 13 and 14)	Portions of the Registrant's Definitive Proxy Statement to be used in connection with its 2016 Annual Meeting of Shareholders.

IMH Financial Corporation
2015 Form 10-K Annual Report

(1)
These items are omitted in whole or in part because the registrant will file a definitive Proxy Statement pursuant to Regulation 14A under the Securities Exchange Act of 1934 with the Securities and Exchange Commission no later than 120 days after December 31, 2015, portions of which are incorporated by reference herein.

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Annual Report” or “Form 10-K”) contains forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) which relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “likely,” “may,” “plan,” “potential,” “should” and “would” or the negative of these terms or other comparable terminology. The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance. These beliefs, assumptions and expectations can change, and actual results and events may differ materially, as a result of many possible events or factors, not all of which are known to us or are within our control. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section in Item 1A of this Annual Report entitled “Risk Factors.”

Such forward-looking statements appear in several places in this Annual Report, including, without limitation, “Business,” “Risk Factors,” “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this Annual Report. While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. Except to the extent required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the events described by our forward-looking statements might not occur and should not be regarded as a representation by us or any other person that the objectives and plans set forth in this Annual Report will be achieved. We qualify any and all of our forward-looking statements by these cautionary factors. Please keep this cautionary note in mind as you read this Annual Report.

PART I

ITEM 1.	BUSINESS.

In this Annual Report, “IMHFC”, the “Company”, “we”, “us” and “our” refer to IMH Financial Corporation and its consolidated subsidiaries.

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

Recent Developments

While the Company made substantial progress in 2015 in addressing its on-going portfolio enforcement and monetization challenges, the Company continued to suffer losses due primarily to the Company’s limited ability to generate sustainable income- earning assets, our continuing significant debt service costs, required dividend payments to the holders of our preferred shares, and expenses incurred in connection with our loan and guaranty enforcement activities. As a result, the Company’s cash resources continue to be severely constrained.

Senior Debt Restructuring and Refinancing

In fiscal 2014, we had begun the process of refinancing our senior secured loans from NWRA Ventures I, LLC (“NW Capital”). This process was completed in the first quarter of 2015 when the Company, through certain of its subsidiaries, entered into a series of loan agreements, promissory notes and related agreements with Calmwater Capital 3, LLC (“Calmwater”) to borrow a total of $78.8 million, consisting of a $50.0 million term loan secured by our Sedona hotel assets (the “Sedona Loan”) and $28.8 million in two term loans secured by certain other operating properties and REO assets (the “REO Loans”). The proceeds of the Calmwater financing were used to fully satisfy the remaining balance of the NW Capital loan and $24.8 million loan previously secured by our Sedona hotel assets, as well as to provide us with additional working capital for our development activities and operational costs.

During the fourth quarter of 2015, we fully retired the REO Loans using proceeds generated through the sale of various assets. As a result of these refinancing efforts, we retired a significant portion of our high interest debt and intend to seek new market-rate leverage in 2016 to improve returns on our portfolio.

Changes to Our Executive Team

In January 2015, Lisa Jack was hired and appointed to serve as our Chief Financial Officer in the place of Steve Darak, who stepped down as our Chief Financial Officer pursuant to a process contemplated under Mr. Darak’s employment agreement. In March 2016, Ms. Jack tendered her resignation as our Chief Financial Officer, such resignation to be effective on April 8, 2016. Effective as of that date, Samuel J. Montes, the Company’s current Senior Vice President of Finance, was appointed to serve as the interim Chief Financial Officer for the Company. Mr. Montes, 49, has over 25 years of professional experience in the finance and accounting field in various roles including Director of Finance, Senior Audit Manager, and Staff Accountant. Mr. Montes graduated with a Bachelor of Science in Business Administration from California State University of Los Angeles. Mr. Montes has served in various capacities with the Company since April 2007 as Controller, Vice President of Finance and Senior Vice President of Finance. Also in January 2015, the Company hired Jonathan Brohard as our Executive Vice President and General Counsel.

Operations and Investments

During 2015, management continued to implement its on-going initiatives to streamline and re-purpose the Company’s organizational structure, operations, and systems to support our financial and operational goals. Management continued to aggressively pursue enforcement against current and former delinquent borrowers through foreclosure actions and recovery of other guarantor assets. As of December 31, 2015, the Company’s loan portfolio consisted of six loans, two of which are non-performing legacy loans that the Company expects to resolve in 2016 through sale, foreclosure or modification. As of December 31, 2015, the majority of the Company’s REO assets (assets held for sale, assets held for development, operating properties and other real estate owned) have been obtained through foreclosure.

A significant component of the Company’s business continues to be its operation of two hotels located in Sedona, Arizona acquired through deed-in-lieu of foreclosure in 2013 which are currently undergoing substantial renovations. One of the hotels is an 89-room resort hotel with an on-site restaurant and spa known as L’Auberge de Sedona (“L’Auberge”). L'Auberge has been the recipient of multiple hospitality industry awards and accolades over the years, including selection to The Gold List 2014: The Top 50 Hotels in the U.S. by Conde Nast Traveler, the 2014 Four Diamond Hotel & Resorts and 2014 Four Diamond Restaurant by the American Automobile Association. L’Auberge was recently named the “#1 Hotel in the Southwest” by Condé Nast Reader’s Choice Awards 2015. Our other Sedona hospitality asset is Orchards Inn, a 70-room limited-service hotel and adjacent restaurant. The Company has substantially completed the majority of its renovation projects at both properties. At L’Auberge, we have remodeled the lobby, bar and dining room as well as adding a state-of-the-art kitchen and new veranda seating area. We have remodeled 33 cottages along the creek and plan to complete additional lodging renovations over the coming year. We are scheduled to complete the 70-room refurbishment at Orchards Inn in early 2016 and we have re-branded the adjacent restaurant as “89Agave.” The Company believes these changes will improve the operational efficiency and profitability of our hospitality assets in future periods.

In November 2015, the Company opened the first phase of our new apartment project in Apple Valley, Minnesota, which is being jointly developed with Titan Investments. Of the 98 units in the first phase of the project, we had 55 tenants move in through the end of February 2016 and have leased an additional four units. The 98-unit second phase of the project commenced leasing operations in March 2016 and 56 units have been leased through March 25, 2016, of which 28 tenants have moved in to date. We are presently working with the City of Apple Valley to get our final plans approved for the third phase of this development, which will add an additional 120 units. We are currently evaluating possible refinancing or sale options for this project.

In the fourth quarter of 2015, the Company entered into a joint venture agreement with a southern California-based real estate developer, Parkside Development, LLC, to acquire 140 acres in Deer Valley, Utah that we believe are ready for marketing to prospective developers. We are currently marketing a portion of the land for hotel development and expect to sell the remaining single-family home sites and condo sites over the next 12 to 24 months.

In addition to these new real estate investment and development activities, we continue to pursue the monetization of land in New Mexico we received in 2015 as a result of our loan and guarantee enforcement and recovery efforts. We have begun enforcement action to collect balances owed to us through our ownership in such entities and expect to aggressively pursue collection of these balances during 2016.

In addition, we continue exploring the feasibility of sponsoring investment vehicles or other ventures with institutional investors in vertical market segments where we have expertise and strong investor interest. The Company may contribute cash as well as legacy assets to these sponsored vehicles in exchange for equity ownership interests and/or profit participation interests. Assuming sufficient liquidity, the Company also may pursue opportunities to develop properties within its legacy portfolio or enter into commercial mortgage and real estate investment activities in order to increase our income-earning assets and assets under management.

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

Our History and Structure

We are a Delaware corporation formed in 2010 as a result of the conversion of our predecessor entity, IMH Secured Loan Fund, LLC (“Fund”), from a Delaware limited liability company into a Delaware corporation. The primary business of the Fund, which was organized in May 2003, was making investments in senior short-term whole commercial real estate mortgage loans which were collateralized by first mortgages on real property. The Fund was externally managed by Investors Mortgage Holdings, Inc. (the “Manager”), an Arizona-licensed mortgage banker. In 2012, a subsidiary of the Company obtained its mortgage banker’s license in the State of Arizona.

As a result of the unprecedented disruptions in the general real estate and related markets and the rapid decline in the global and U.S. economies, on October 1, 2008, pursuant to its operating agreement, the Fund ceased accepting new investments and suspended member redemption requests. In order to preserve liquidity in the ongoing credit crisis, the Fund suspended regular monthly distributions to members in the second quarter of 2009. On June 18, 2010, following approval by members representing 89% of membership units of the Fund voting on the matter, the Fund became internally-managed through the acquisition of the Manager and converted into a Delaware corporation in a series of transactions that we refer to as the “Conversion Transactions.” As part of the Conversion Transactions, the former executive officers and employees of the Manager became our executive officers and employees, and assumed the duties previously performed by the Manager. We ceased paying management fees to the Manager and we now retain all management, origination fees, gains and basis points previously allocated to the Manager. The Fund intended the Conversion Transactions to (i) position the Fund to become a publicly traded corporation listed on a stock exchange, (ii) create the opportunity for liquidity for Fund members, and (iii) create the opportunity to raise additional capital in the public markets, thereby enabling the Fund to better acquire and originate commercial mortgage loans and other real estate related investments with a view to achieving long term value creation through dividends and capital appreciation. As part of the Conversion Transactions, we issued 3,811,342 shares of Class B-1 common stock, 3,811,342 shares of Class B-2 common stock, 7,735,169 shares of Class B-3 common stock, 627,579 shares of Class B-4 common stock and 838,448 shares of Class C common stock.

In the Conversion Transactions, we also acquired IMH Holdings, LLC (“Holdings”), a Delaware limited liability company and holding company for two wholly-owned subsidiaries, IMH Management Services, LLC, an Arizona limited liability company, and SWI Management, LLC, an Arizona limited liability company (“SWIM”). IMH Management Services, LLC provides us and our affiliates with human resources and administrative services and SWIM managed the Strategic Wealth & Income Fund, LLC (the “SWI Fund”). The SWI Fund was liquidated and wound up operations in December 2013.

In July 2014, the Company raised approximately $26.4 million by issuing 2,604,852 shares of Series B-1 Cumulative Convertible Preferred Stock, par value $0.01 per share (the “Series B-1 Preferred Stock”) to an affiliate of Juniper Capital Partners, LLC (“Juniper”) and 5,595,148 shares of the Company’s newly-designated Series B-2 Cumulative Convertible Preferred Stock, par value $0.01 per share (the “Series B-2 Preferred Stock”), and collectively with the Series B-1 Preferred Stock, the “Series B Preferred Shares”) to an affiliate of Singerman Real Estate, LLC (“SRE”, and collectively with Juniper, the “Series B Investors”).

Our Market Opportunity

Although our commercial mortgage lending activities have been limited in recent years to making seller carryback loans in connection with our disposition of certain REO assets, we intend to expand our commercial mortgage lending activities provided we generate sufficient liquidity to fully implement our business strategy. We believe that there are attractive opportunities to acquire, finance and originate commercial real estate mortgage loans and other real estate-related assets as investors seek to finance real estate transactions in an improving real estate market but face the strict lending requirements of traditional banks. We believe that the opportunity to acquire and originate commercial real estate mortgage loans remains attractive, particularly for interim loans of short to intermediate term, which we consider to be loans with maturities of up to five years and, we believe that such loans can be structured on favorable lender terms.

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

We intend to diversify our target asset acquisitions across selected asset classes, in interim loans or other short-term loans originated by us, performing whole or participating interests in commercial real estate mortgage loans we acquire, whole non-performing commercial real estate loans we acquire and in other types of real estate-related assets and real estate-related debt instruments (which may include the acquisition of or financing of the acquisition of residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”), and operating properties). Assuming sufficient liquidity and other capital resources, we expect the diversification of our portfolio to continue to evolve in response to market conditions, including consideration of factors such as asset class, borrower group, geography, transaction size and investment terms.

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

Investment Committee

In July 2014, our Board created an Investment Committee to assist the Board in (i) reviewing our investment policies and strategies, and investment performance and (ii) overseeing our capital and financial resources. Other than with respect to transactions that are carried out in substantial accordance with an approved annual budget and certain other transactions and actions specified in the charter of the Investment Committee, no investment may be made without approval of the Investment Committee or of a delegate of the Investment Committee pursuant to an appropriate delegation of the Investment Committee’s authority. The Investment Committee does not participate in matters such as corporate or property financings that involve “day-to-day” cash management decisions or treasury functions. The Investment Committee consists of three members, two of whom are the Series B-1 Director and the Series B-2 Director (as those terms are defined in the Certificate of Designation for our Series B-1 Cumulative Convertible Preferred Stock and Series B-2 Convertible Preferred Stock filed as an exhibit to our Form 8-K filed on July 29, 2014) and the other of whom is a director then serving as the Company’s chief executive officer. Meetings of the Investment Committee are held as often as the committee determines is appropriate to carry out its responsibilities, and quorum and voting rights are as set forth in the above-referenced Certificate of Designation. The current members of the Investment Committee are Messrs. Singerman (as the Series B-2 Director), Wolf (as the Series B-1 Director) and Bain, our CEO.

Seasonality

Our primary revenue-generating properties currently consist of our hospitality assets located in Sedona, Arizona. The hospitality industry is seasonal in nature. We generally expect our revenues from these properties to be lower in the first and third quarter(s) of each year than in the second and fourth quarters of that year.

Employees

As of December 31, 2015, we had 22 full-time employees and one outside consultant working in our corporate offices and 258 full-time and 42 part-time employees working at our Sedona hospitality properties. We strive to hire and retain highly-talented employees who can contribute to our financial and operational success. We consider relations with our employees to be good.

We currently utilize two outside professional management companies to run the day-to-day operations for each of our golf and multi-family residential leasing operating properties. These management companies provide on-site personnel who are employees of the respective management companies.

In addition, we have historically utilized consultants to provide us with consulting services regarding loans in default, disposition strategies for REO assets and support for construction and property management. We also have entered into other arrangements for consulting services relating to, among other things, portfolio management, loan and guarantee enforcement related matters, and regulatory compliance with Sarbanes-Oxley requirements. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operation - Contractual Obligations” for a more detailed discussion regarding these consulting agreements.

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

Investment Company Status

We seek to manage our operations to qualify for the exemption provided by Section 3(c)(5)(C) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), commonly referred to as the “Real Estate Exemption”. Under the Real Estate Exemption, issuers that (a) are not engaged in the business of issuing redeemable securities, face-amount certificates of the installment type or periodic payment plan certificates, and (b) are primarily engaged in purchasing or otherwise acquiring mortgages and other liens on and interests in real estate, are excluded from the definition of “investment company.” We believe that we are not an “investment company” because we believe we satisfy the requirements of the Real Estate Exemption, and we have endeavored to conduct our operations in compliance with the Real Estate Exemption.

We are primarily engaged in originating, purchasing or otherwise acquiring mortgages and other liens on, or holding direct interests in, real estate. The staff of the SEC, through no-action letters, has stated that it would regard an issuer as being engaged primarily in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate, within the meaning of Section 3(c)(5)(C) of the Investment Company Act, if (a) at least 55% of the value of the issuer’s assets consists of mortgages and other liens on, and interests in, real estate (“Qualifying Assets”), and (b) at least an additional 25% of the value of the issuer’s assets consists of Qualifying Assets or other real estate-type interests (including loans in respect of which 55% of the fair market value of each such loan is secured by real estate at the time the issuer acquires the loan) or Real Estate-Related Assets. Not more than 20% of the issuer’s assets may consist of miscellaneous investments, including all other loans held by an issuer, cash, government securities, and investments in partnerships or other businesses not qualifying as either Qualifying Assets or Real Estate-Related Assets.

The staff of the SEC has stated that it would regard as Qualifying Assets mortgage loans that are fully secured by real property, and the staff of the SEC has granted no-action relief to permit a participation interest in a mortgage loan fully secured by real property to be considered a Qualifying Asset if the holder of the participation interest controls the unilateral right to foreclose on the mortgage loan in the event of a default. As of December 31, 2015, more than 85% of our total assets were invested in assets we consider to be Qualifying Assets and approximately 90% of our total assets were invested in assets we believe to be Qualifying Assets or Real Estate-Related Assets. Until appropriate investments can be identified, we may invest the proceeds of any future offerings in interest-bearing, short-term investments, including money market accounts and/or U.S. treasury securities. Primarily all of the loans we fund are secured by the underlying real estate and we have foreclosed on numerous loans resulting in our direct ownership of real estate. If we participate in a loan with a third-party, we seek to be the lead lender in the participation, which, among other things, provides us with the unilateral ability to foreclose on the loan in the event of a default. Accordingly, we believe that we qualify for the Real Estate Exemption. However, the staff of the SEC could take a different view and, although we intend to conduct our operations such that we qualify for the Real Estate Exemption, we might inadvertently become an investment company if, with respect to loans in which we participate, we are not the lead lender, or loans or other assets in our portfolio exceed a percentage of our portfolio that is deemed acceptable by the staff of the SEC.

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

Risks Related to Our Business Strategy and Our Operations:

We may continue to record losses as a result of limited income-producing assets, significant operating and overhead costs, significant interest and dividend expenses, provisions for credit losses, and impairment losses which may continue to harm our results of operations.

We reported net losses of $13.7 million and $37.6 million for the years ended December 31, 2015 and 2014, respectively, due primarily to the limited number of our income producing assets coupled with the high cost of our debt financing, dividend payments to the holders of our preferred shares, professional fees we incurred in connection with litigation settlements and loan and guarantee enforcement activities, litigation settlements charges and, in 2014, a debt termination charge of $22.4 million. As of December 31, 2015, our accumulated deficit aggregated $671.2 million. Our historical business model relied on the availability of third-party capital to our borrowers to re-finance short-term commercial real estate bridge loans that we provided to the borrowers. However, the erosion of the U.S. and global credit markets in 2008 and 2009, including a significant deterioration of the commercial mortgage lending and related real estate markets, substantially curtailed the availability of traditional sources of permanent take-out financing. As a result, we experienced a dramatic increase in default and foreclosure rates on our commercial real estate mortgage loans resulting in the foreclosure of most of our legacy loans. In addition, in response to these changes in economic conditions, we modified certain commercial real estate mortgage loans, including modifications to the applicable periodic repayment rates and extended maturity dates by two years or longer. We may continue to record net losses in the future as a result of a lack of income-producing assets, significant operating and overhead costs, significant interest and dividend expenses, provisions for credit losses, and impairment losses on real estate owned, which may further harm our results of operations.

While we have, to date, been able to secure the necessary financing to provide us with sufficient working capital, and have generated additional liquidity through asset sales and mortgage receivable collections, there is no assurance that we will be successful in selling our remaining loan and REO assets in a timely manner or in obtaining additional financing to sufficiently fund future operations, repay existing debt or to implement our investment strategy. Furthermore, under the Certificate of Designation for the Series B Preferred Shares, the Series B Investors have significant approval rights over asset sales. Specifically, the sale of any of our assets for an amount less than 95% of the value of that asset as set forth in the Company’s annual operating budget approved by our board of directors requires the prior approval of the Series B Investors. Our failure to generate sustainable earning assets or to sufficiently reduce our expenses or to successfully liquidate a sufficient number of our loans and REO assets, including exceeding the release prices from the sale of collateral assets, may have a material adverse effect on our business, results of operations and financial position. Under the Certificate of Designation for the Series B Preferred Shares, we cannot exceed 103% of the aggregate line item expenditures in our annual operating budget approved by the Series B Investors without their prior written approval. For the year ended December 31, 2015, we were in breach of this covenant.  After December 31, 2015, we obtained a waiver of this breach from the Series B Investors.  The waiver also included a waiver of the breach of the liquidity covenant in our guaranty of the Gabella construction loan.

Our operating expenses include costs resulting from our active efforts to pursue enforcement on defaulted loans, subsequent foreclosure and our resulting ownership of the underlying collateral.

While we have continued to take enforcement actions, often leading to foreclosure, relative to our investment portfolio since 2008, we bear overhead and operating expenses, including legal and professional fees, costs associated with the daily operation of our operating properties, investor relations, financial reporting, and other general overhead costs. Our direct operating expenses relative to our operating properties continue to fluctuate as we dispose of certain operating properties while developing new properties. During the year ended December 31, 2014, we incurred one-time significant debt termination costs pertaining to the restructuring and refinancing of our senior secured debt. As our loan portfolio declines, we expect our active efforts to pursue enforcement against borrowers and guarantors on defaulted loans to also decline, while the costs relating to the subsequent foreclosure and our resulting ownership of the underlying collateral to increase. These costs may harm our results of operations, cash flow and liquidity.

We are subject to the business, financial and operating risks common to the hotel and hospitality industries, which could reduce our revenues and limit opportunities for growth.

Business, financial and operating risks common to the hotel and hospitality industries include:

•	significant competition from multiple hospitality providers;

•	the costs and administrative burdens associated with complying with applicable laws and regulations in the geographic regions in which we operate;

•	delays in or cancellations of planned or future refurbishment projects;

•	changes in the desirability of the geographic region of the hotels in our business;

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

As a result of foreclosing on the majority of the loans in our portfolio, as of December 31, 2015, we hold six outstanding loans in our portfolio. Of those six loans, there were two borrowers whose loans had an aggregate outstanding principal of $10.3 million, which represented approximately 92.8% of our total mortgage loan principal and interest outstanding. As of December 31, 2014, there were 3 borrowers or borrowing groups whose aggregate outstanding loan principal was $22.8 million, which represented approximately 93.1% of our total mortgage loan principal and interest outstanding. When the loan or loans outstanding to a single borrower or borrower group exceed the thresholds described in the initial paragraph of this section, we face heightened exposure to the possibility that the single borrower or borrower group (as opposed to a diversified group of borrowers) will not be able to perform its obligation under the loan, which could cause us to take a number of actions, including the institution of foreclosure proceedings, that could harm our results of operations and financial condition.

If we are unable to properly analyze potential investment opportunities for our assets, we may incur losses that could further impair our financial condition and results of operations.

Our success depends, in part, on our ability to properly analyze the potential investment opportunities of our assets in order to assess the level of risk-adjusted returns that we should expect from any particular asset. To estimate the value of a particular asset, we may use historical assumptions that may or may not be appropriate during the current uneven recovery of the real estate market and general economy. To the extent that we use historical assumptions that are inappropriate under current market conditions, we may lend on a real estate asset that we otherwise might not lend against, overpay for an asset or acquire an asset that we otherwise might not acquire, or be required to later write-down the value of assets acquired on the basis of such assumptions as we have been required to do with our current portfolio, which may harm our financial condition and results of operations.

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

We typically engage third-party assistance in managing or developing projects, and may seek such assistance in the future either through joint ventures or selling the rights to manage or develop projects in whole. We may, however, be unable to obtain such assistance at an attractive cost or at all. Even if we are able to obtain such assistance, we may be exposed to the risks associated with the failure of the other party to complete the development of the project as expected or desired. These risks include the risk that the other party may default on its obligations, necessitating that we complete the development on our own (including providing any necessary financing).

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

In October 2008, in response to the severe real estate and financial market dislocations of 2008, we suspended the funding and origination of any new commercial mortgage loans and have not resumed such lending activities at any meaningful level since that time. Our inability to fund new loans or instruments prevents us from capitalizing on interest-generating or other fee paying assets and managing interest rate and other risk as our existing assets are sold, restructured or refinanced, which harms our results of operations and financial condition.

Acquiring ownership of property, through foreclosure or otherwise, subjects us to the various risks of owning real property and we could incur unexpected costs and expenses, which could harm our business.

We have acquired the majority of our REO and operating properties as a result of foreclosing on the associated loans, and we may acquire additional real property in this manner in the future. As of December 31, 2015, we owned 28 properties with an aggregate net carrying value of $152.9 million. As an owner of real property, we will incur some of the same obligations and be exposed to some of the same risks as the borrower was prior to our foreclosure on the associated loan. See the risk factor below entitled “Our borrowers are exposed to risks associated with owning real estate.”

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

Many of our target assets, including commercial mortgage loan related assets, generally experience periods of illiquidity. In the event that a secondary market for our portfolio loans or other assets does not develop, we may be required to bear all the risk of our assets until the loans mature, are repaid or are sold. A lack of liquidity may result from the absence of a willing buyer or an established market for these assets, as well as legal or contractual restrictions on resale or the unavailability of financing for these assets. In addition, certain of our target assets, such as bridge loans and other commercial real estate mortgage loans may also be particularly illiquid assets due to their short life, their potential unsuitability for securitization and the greater difficulty of recovery in the event of a borrower’s default.

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

To date, we have had no access to public capital markets and limited access to private sources of financing on terms that are acceptable to us. Our access to public capital markets and private sources of financing will depend upon our results of operations and financial condition as well as a number of factors over which we have little or no control, including, among others, the following:

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

Depending on market conditions at the relevant time, we may have to rely more heavily on additional equity issuances, which may be dilutive to our stockholders, or on more expensive forms of debt financing that require a larger portion of our cash flow from operations, thereby reducing funds available for our operations, future business opportunities, cash dividends to our stockholders and other purposes. We may not have access to such equity or debt capital on favorable terms at the desired times, or at all, which may cause us to curtail our investment activities or to dispose of assets at inopportune times, and could harm our results of operations, financial condition and growth prospects.

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

The U.S., state and foreign governments have taken or are considering extraordinary actions in an attempt to address events and circumstances that occurred during the recent worldwide financial crisis and the severe decline in the global economy, and to seek to address the perceived underlying causes of the financial crisis to prevent or mitigate the recurrence. These actions or other actions under consideration could result in unintended consequences or new regulatory requirements which may be difficult or costly to comply with. In July 2010, the Dodd-Frank Act was signed into law in the U.S. Among other things, the Dodd-Frank Act (i) created the Financial Services Oversight Council to identify emerging systemic risks and improve interagency communication, (ii) created the Consumer Financial Protection Agency authorized to promulgate and enforce consumer protection regulations relating to financial products, which would affect both banks and non-bank finance companies, (iii) imposed a comprehensive new regulatory regime on financial markets, including derivatives and securitization markets, and (iv) created an Office of National Insurance within Treasury. In December 2013, the Board of Governors of the Federal Reserve System, the Office of the Comptroller of the Currency, the Federal Deposit Insurance Corporation, the Securities and Exchange Commission, and the Commodity Futures Trading Commission adopted the final version of the Volcker Rule (the “Volcker Rule”). As in earlier versions, the Volker Rule invokes Federal Reserve Chairman Paul Volcker’s core concept of restricting United States banks from making certain kinds of speculative investments that do not benefit their customers. The Company has not engaged in the types of speculative investments that are covered by the Volcker Rule and accordingly does not expect any impact of this rule on its operations. We are unable to predict what the final form of these rules will be when implemented by the respective agencies, but we believe that certain aspects of the new legislation, including, without limitation, the additional cost of higher deposit insurance and the costs of compliance with disclosure and reporting requirements and examinations by the new Consumer Financial Protection Agency, could have a significant impact on our business, financial condition and results of operations. Additionally, we cannot predict whether there will be additional proposed laws or reforms that would affect the U.S. financial system or financial institutions, whether or when such changes may be adopted, how such changes may be interpreted and enforced or how such changes may affect us. For example, bankruptcy legislation could be enacted that would hinder the ability to foreclose promptly on defaulted mortgage loans or permit limited assignee liability for certain violations in the mortgage origination process, any or all of which could adversely affect our business or result in us being held responsible for violations in the mortgage loan origination process even when we were not the originator of the loan.

Other laws, regulations, and programs at the federal, state and local levels are under consideration that seek to address real estate and other markets and may impose new regulations on various participants in the financial system. These or other actions could harm our business, results of operations and financial condition.

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

Juniper and SRE, as the holders of our Series B Preferred Shares, have substantial approval rights over our operations. Their interests may not coincide with ours and they may make decisions with which we disagree.

Juniper or its affiliates, upon conversion of its Series B-1 Preferred Stock, would own approximately 10.8% of our common stock based on the number of shares of our Common Stock outstanding on a fully-diluted basis. SRE or its affiliates, upon conversion of its Series B-2 Preferred Stock, would own approximately 23.2% of our common stock based on the number of shares of our Common Stock outstanding on a fully-diluted basis. Juniper, as owner of our Series B-1 Preferred Stock, has the ability to control the appointment of one director to our board of directors. SRE, as owner of the Series B-2 Preferred Stock, also has the ability to control the appointment of one director to our board of directors. In addition, under the Certificate of Designation for the Series B-1 Preferred Stock and the Series B-2 Preferred Stock (the “Certificate of Designation”), Juniper and SRE may also together elect one “independent” director to our board of directors. Under the Certificate of Designation we may not undertake certain actions without the consent of the holders of at least 85% of the shares of Series B Preferred Shares outstanding, including entering into major contracts, entering into new lines of business, or selling REO assets other than within certain defined parameters. For example, under the Certificate of Designation, the sale of any of our assets for an amount less than 95% of the value of that asset as set forth in the annual operating budget approved by our board of directors requires the prior approval of the Series B Investors. Further, certain actions, including breaching any of our material obligations to the holders of Series B Preferred Shares under the Certificate of Designation, could result in a default under the terms of the Series B Preferred Shares, which could allow the holders of the Series B Preferred Shares to require us to redeem the Series B Preferred Shares. The interests of Juniper and SRE may not always coincide with our interests as a company or the interests of our other stockholders. Furthermore, an affiliate of SRE has made two loans to the Company, and we have entered into advisory services contracts with affiliates of Juniper and SRE for the provision of certain services relating to the operations of our business.

As a result of their ownership of our Series B Preferred Shares, Juniper and SRE each have considerable influence over our corporate affairs and day-to-day activities, and this makes it difficult or impossible to enter into certain transactions without the support of both Juniper and SRE. Accordingly, either Juniper or SRE could prevent us from entering into transactions or agreements that we would approve of or make decisions with which we may disagree.

Our existing loan agreements contain restrictive covenants relating to our operations that could materially adversely affect our business, results of operations, and financial condition. A breach of any of these restrictive covenants that results in an event of default under the applicable loan agreement could result in, among other things, accelerated maturity of the applicable loan, early redemption of our Series B Preferred Shares, and other ramifications that could be detrimental to our financial position and liquidity. We are currently in breach of certain covenants in our loan agreements.

Our existing loan agreements contain certain restrictive covenants that have the effect of requiring us to obtain the lender’s consent prior to taking certain actions, including the sale, encumbering or transfer of certain assets, declaring or paying dividends, or incurring additional indebtedness. We currently serve as guarantor under several loans containing various financial and operating covenants, including a minimum liquidity covenant and a minimum net worth covenant. If we fail to meet or satisfy any of these covenants, we would be in default under the loan agreements, and the lender could elect to declare the full amount outstanding under those loans due and payable, require the posting of additional collateral and/or enforce their respective interests against existing collateral from us. A default also could limit significantly our financing alternatives, which could cause us to curtail our investment activities or prematurely dispose of assets, any of which could have a material adverse effect on our business, results of operations, and financial condition. Also, a default under these loans or guarantees could also trigger a non-compliance event under our Certificate of Designation which could result in, among other things, early redemption of our Series B Preferred Shares, and other ramifications that could be detrimental to our financial position and liquidity. We are currently in breach of certain covenants in our loan agreements. See “Risk Factors - Our available liquidity is subject to certain blocked account control agreements, the funding of certain reserve accounts, and minimum liquidity requirements under certain borrowings” below for more information regarding our current covenant violations.

Any borrowing by us will increase our risk, which may reduce the return on our assets, reduce cash available for distribution to our stockholders and increase losses.

Subject to market conditions and availability, we have historically used, and may continue to use, borrowings to provide us with the necessary cash to pay our operating expenses (including expenses related to holding our REO assets), fund our principal and interest payment obligations under our loans, and to finance our assets or make other investments. Any such borrowings will require us to carefully manage our cost of funds and we may not be successful in this effort. To the extent we are permitted under our existing loan or other agreements, we may borrow funds from a number of sources, including through repurchase agreements, resecuritizations, securitizations, warehouse facilities and bank credit facilities (including term loans and revolving facilities), and the terms of any indebtedness we incur may vary. Although we are not currently required to maintain any particular assets-to-equity leverage ratio, the amount of leverage we may deploy will depend on our available capital, our ability to access financing arrangements, our estimated stability of cash flows generated from the assets in our portfolio and our assessment of the risk-adjusted returns associated with those assets, our ability to enter into repurchase agreements, resecuritizations, securitizations, warehouse facilities and bank credit facilities (including term loans and revolving facilities), available credit limits and financing rates, the type or amount of collateral required to be pledged and our assessment of the appropriate amount of leverage for the particular assets we are funding.

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

In connection with the Calmwater loans secured by the Sedona assets, certain of our subsidiaries entered into “blocked account control agreements” with Calmwater. Under these agreements, the revenues generated from the assets secured by the Sedona Loan are required to be collected through a specified depository account and subsequently passed through to unrestricted operating accounts under the control of the Company. In the event of default under the Sedona Loan, Calmwater would be entitled to assume control of the blocked accounts, which could reduce or eliminate our ability to utilize the cash in the unrestricted operating accounts to meet our future operating or capital requirements. In addition, the Sedona Loan requires the establishment and funding of certain reserve accounts that serve as collateral under the loan and are controlled by Calmwater which reduces cash otherwise available to us to be used in our business. The Sedona loan required a $4.0 million liquidity balance by the Company during calendar year 2015, which increased to $5.0 million effective as of January 1, 2016. Subsequent to December 31, 2015, we were in breach of a debt service coverage ratio (“DSCR”) covenant and a net operating income (“NOI”) covenant under the Sedona Loan for which the lender provided a limited forbearance period.

In addition, our construction loan in the amount of $24.0 million secured in connection with the development of a multi-family residential project in Apple Valley, Minnesota, requires that the Company, as guarantor under the construction loan, maintain a minimum liquidity balance of $7.5 million. In November 2015, the lender agreed to reduce the Company’s minimum liquidity balance requirement to $4.0 million for a period of 120 days.  This temporary reduction in our minimum liquidity balance requirement expired in March 2016 and we do not currently satisfy the $7.5 million liquidity requirement. As a result, we are in default under the terms of our guaranty. While the lender has, to date, not taken any enforcement action with respect to this default, our failure to meet the minimum liquidity covenant in our guaranty, among other things, (i) entitles the lender to declare the entire construction loan outstanding principal and interest immediately due and payable and require that all cash receipts of the property be remitted to an account subject to the control and release by the lender; (ii) constitutes a default under other loan obligations and our Certificate of Designation; and (iii) may cause other third parties to terminate their business relationships with us, any one of which would have a materially adverse effect on our operations and financial conditions. While we expect to cure this default prior to the occurrence of any such events, there is no assurance that we will be able to do so or that adequate cash and cash equivalents will be available to meet our future operating or capital requirements.

Any repurchase agreements and bank credit facilities into which we may enter in the future to finance our operations may require us to provide additional collateral or pay down debt which could have the effect of reducing the capital that might otherwise be available to be used to fund our operations or expand our business.

 We have used and may continue to utilize repurchase agreements and bank credit facilities (including term loans and revolving facilities) to finance our operations assuming such financing is available to us on acceptable terms. Such financing arrangements involve the risk that the market value of the loans pledged or sold by us to the repurchase agreement counter-party or provider of the bank credit facility may decline in value, in which case the counter-party or lender may require us to provide additional collateral or to repay all or a portion of the funds advanced. We may not have the funds available to repay our debt at that time, which would likely result in defaults unless we are able to raise the funds from alternative sources, which we may not be able to do on favorable terms or at all. A lender’s or counter-party’s requirement that we post additional collateral would reduce our liquidity and limit our ability to leverage our assets. If we cannot meet these requirements, the lender or counter-party could accelerate our indebtedness, increase the interest rate on advanced funds and terminate our ability to borrow funds from it, which could harm our financial condition and ability to implement our business plan. In addition, in the event that a lender or counter-party files for bankruptcy or becomes insolvent, the loans to us may become subject to bankruptcy or insolvency proceedings, thus depriving us, at least temporarily, of the benefit of these assets. Such an event could restrict our access to bank credit facilities and increase our cost of capital. The providers of repurchase agreement financing and bank credit facilities may also require us to maintain a certain amount of cash or set aside assets sufficient to maintain a specified liquidity position that would allow us to satisfy our collateral obligations. As a result, we may not be able to leverage our assets as fully as we would choose which could reduce our return on assets. In the event that we are unable to meet these collateral obligations, our financial condition and prospects could deteriorate rapidly.

To the extent that we obtain debt financing as a borrower, we expect that such financing facilities will contain restrictive covenants relating to our operations, which could harm our business, results of operations, and financial condition.

To the extent we borrow funds pursuant to loan or similar agreements, we expect that these agreements will impose restrictions on us with respect to our ability to incur additional debt, make certain acquisitions, reduce liquidity below certain levels, pay dividends to our stockholders, redeem debt or equity securities, and the operation of our business in general and in the carrying out of our investment strategy in particular. If we fail to meet or satisfy any of the covenants in our current or future loan agreements, we would be in default under these agreements, and our lenders could elect to declare loans outstanding to us due and payable, terminate their commitments, require the posting of additional collateral and enforce their respective interests against existing collateral from us, or any combination of the foregoing. Also, a default could constitute a non-compliance event under our Certificate of Designation which could result in, among other things, accelerated maturity under our loan agreements, early redemption of our Series B Preferred Shares, and other ramifications that could be detrimental to our financial position and liquidity. We also may be subject to cross-default and acceleration rights and, with respect to collateralized debt, requirements for us to post additional collateral, and foreclosure rights upon default. A default also could significantly limit significantly our financing alternatives, which could cause us to curtail or suspend all of our investment activities or prematurely dispose of assets.

We have experienced defaults on our commercial mortgage loan assets and expect to experience such defaults in the future which may harm our business.

We are in the business of acquiring, originating, marketing and selling commercial mortgage loans and, as such, we are at risk of default by borrowers. Any failure of a borrower to repay the mortgage loans or to pay interest on such loans will reduce our revenue and have an adverse effect on our results of operations and financial condition. At December 31, 2015, two loans with outstanding principal and interest balances totaling $12.3 million were in default and past their respective scheduled maturity dates. Substantially all of our legacy mortgage loans have defaulted, resulting in foreclosures of on the real estate underlying such assets, the majority of which are non-income producing assets. As such, we anticipate our mortgage loan interest income to remain at significantly reduced levels unless we are successful in investing the proceeds from the disposition of REO assets in new investments and begin generating income from those investments.

Our borrowers are exposed to risks associated with owning real estate.

Among other matters, our borrowers are subject to risks, expenses and liabilities associated with owning real estate, including, among others:

•	the expense of maintaining, operating, developing and protecting the real estate that serves as collateral for our loans;

•	the risk of a decline in value of such real estate due to market or other forces;

•	the absence of financing for development and construction activities, if financing is required;

•	the risk of default by tenants who have rental obligations to the owners of such real estate;

•	the risks of zoning, rezoning, and many other regulatory matters affecting such real estate;

•	acts of God, including earthquakes, floods and other natural disasters, which may result in uninsured losses;

•	acts of war or terrorism;

•	adverse changes in national and local economic and market conditions;

•
changes in, related costs of compliance with, or fines or private damage awards for failure to comply with existing or future federal, state and local laws and regulations, fiscal policies and zoning ordinances;

•	costs of remediation and liabilities associated with environmental conditions;

•	the potential for uninsured or under-insured property losses;

•	financial and tort liability risks, including construction defect claims, associated with the ownership, development and construction on such real estate;

•	fluctuations in occupancy rates;

•	competition for tenants and/or customers;

•	ability to renew leases or re-let spaces as leases expire; and

•	market risk and the possibility that they will not be able to develop, sell or operate such real estate to generate the income expected from such real estate.

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

We rely on third-party appraisers to value our real estate collateral to help protect us from incurring losses on the commercial mortgage loans that we make or acquire. Any errors or mistakes in judgment by such appraisers may cause an over-valuation of such real estate collateral. Also, the realizable value of the real estate securing our loans may decrease due to a general downturn in the real estate market. As a result, the value of the collateral securing our mortgage loans may be less than anticipated at the time the applicable commercial mortgage loan was originated or acquired. If the value of the collateral supporting our commercial mortgage loans declines and a foreclosure sale occurs, we may not recover the full amount of our commercial mortgage loan, thus reducing the amount of our cash available, if any, and may harm our business.

Our underwriting standards and procedures may not adequately protect us from loan defaults, which could harm our business.

Due to the nature of our business model, we believe the underwriting standards and procedures we use are different from conventional lenders. Accordingly, there is a risk that the underwriting we performed did not, and the underwriting we perform in the future will not, reveal all material facts pertaining to the borrower and the collateral, and there may be a greater risk of default by our borrowers which, as described above, could harm our business. In addition, the underwriting standards we applied to our existing assets did not anticipate the downturn in the real estate market and general economy, and as a result we may recognize additional losses from future loan defaults of such loans.

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

Our real estate assets are subject to increases and decreases in fair value. A further decline in the fair value of our assets may require us to recognize a provision for credit losses or impairment charge against such assets under accounting principles generally accepted in the United States, or GAAP, if we were to determine that, with respect to any assets in unrealized loss positions, we do not have the ability and intent to hold such assets to maturity or for a period of time sufficient to allow for recovery to the amortized cost of such assets. If such a determination were to be made, we would recognize unrealized losses through earnings and write down the amortized cost of such assets to a new cost basis, based on the fair value of such assets on the date they are considered to be impaired. For example, although we recorded net cash and noncash recoveries for credit losses totaling $10.7 million and $2.8 million during the years ended December 31, 2015 and 2014, respectively, we also recorded impairment charges on REO assets of $3.7 million and $4.7 million for the same periods, respectively. For further information, see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations for the Years Ended December 31, 2015 and 2014 — Costs and Expenses — Provision for Credit Losses.” We could be required to record additional valuation adjustments in the future. Even in the absence of decreases in the value of real estate, we may be required to recognize provisions for credit losses as a result of the accrual of unpaid taxes on collateral underlying a loan. We also may be required to recognize impairment charges if we reclassify particular REO assets from being held for development or operating to being held for sale or other REO. Such a provision for credit losses or impairment charges reflect non-cash losses at the time of recognition. Subsequent disposition or sale of such assets could further affect our future results of operations, as they are based on the difference between the sale price received and carrying value of such assets at the time of sale. If we experience a decline in the fair value of our assets, our results of operations and financial condition could be harmed.

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

Valuations of certain assets may be difficult to obtain or unreliable. When appropriate, the Company will obtain information from third-party valuation specialists and brokers to assist us in valuing our assets. In general, third-party valuation specialists and brokers heavily disclaim their valuations. Dealers may claim to furnish valuations only as an accommodation and without special compensation, and so they may disclaim any and all liability for any direct, incidental or consequential damages arising out of any inaccuracy or incompleteness in valuations, including any act of negligence or breach of any warranty. Depending on the complexity and illiquidity of an asset, valuations of the same asset can vary substantially from one dealer or pricing service to another. In certain circumstances, we may be required to determine the fair value of our investments using our judgment based on available information. Our results of operations for a given period could be harmed if our determinations regarding the fair value of these investments were materially higher than the values that we ultimately realize upon their disposal.

Competition for buyers of real estate that we own, or for permanent take-out financing for our borrowers, places severe pressure on asset values, and we may not be able to realize the full value of any of our assets as a result.

The industry in which we operate is serviced primarily by conventional mortgage lenders and loan investors, which include commercial banks, insurance companies, mortgage brokers, pension funds, and private and other institutional lenders. There are also a relatively smaller number of non-conventional lenders that are similar to us. If we resume lending operations, we expect to compete with these same lenders as well as new entrants to the competitive landscape who are also focused on originating and acquiring commercial mortgage loans. We continue to compete with many market participants. Additionally, as we seek to locate purchasers for real estate we have acquired, or for permanent take-out financing for our borrowers, we are competing with a large number of persons and entities that have acquired real estate, whether through foreclosure or otherwise, and that have originated commercial mortgage loans, in the past few years. Many of these market participants utilized leverage to purchase the real estate or fund the loans, and many are selling collateral or accepting permanent take-out financing worth less than the original principal investment in order to generate liquidity and satisfy margin calls or other regulatory requirements. If we are not able to compete successfully, our ability to realize value from our existing loans may be harmed or delayed, and we may not be able to grow our asset portfolio.

Our historical focus on originating and acquiring construction loans exposes us to risks associated with the uncertainty of completion of the underlying project, which may result in losses on those loans.

We have historically originated and acquired, and may continue to originate and acquire, construction loans, which are inherently risky because the collateral securing the loan typically has not been built or is only partially built. As a result, if we do not fund our entire commitment on a construction loan, or if a borrower otherwise fails to complete the construction of a project, there could be adverse consequences to us associated with the loan, including: a loss of the potential value of the property securing the loan, especially if the borrower is unable to raise funds to complete it from other sources; claims against us for failure to perform our obligations as a lender under the loan documents; increased costs for the borrower that the borrower is unable to pay which could lead to default on the loan; a bankruptcy filing by the borrower, which could make it difficult to collect on the loan on a timely basis, if at all; and abandonment by the borrower of the collateral for our loan, which could significantly decrease the value of the collateral.

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

Past or future actions to manage the Company may not be successful, in part or at all, and a failure of any one or more of these actions could harm us.

We have taken various actions to manage the Company after the real estate recession, including, among other things, marketing certain of our whole loans and participation interests for sale, and disposing of REO properties that were acquired by us through foreclosure. We also continue to evaluate other options. Many of the challenges being faced by us are beyond our control, including a lack of adequate lender credit availability in the marketplace and the decline in real estate prices and the prices of real estate-related assets. These or other actions we may take may not be successful, in part or at all, and a failure of any one or more of these actions could harm us.

Our loans and real estate assets are concentrated geographically and a downturn in the economies or markets in which we operate could harm our asset values.

We have commercial mortgage loans and real property in Arizona, California, New Mexico and Minnesota. Declines in general economic conditions and real estate markets in the states of Arizona and California, where we had the bulk of our assets, were worse than in certain other areas of the United States. Because we are not diversified geographically and are not required to observe any specific geographic diversification criteria, a downturn in the economies of the states in which we own real estate or have commercial mortgage loans, could harm our loan and real estate portfolio.

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

While our loan documents provide us with certain enforcement rights with respect to those loans, the manner in which the foreclosure process is conducted and the rights of borrowers and the rights of other secured lenders may prevent or limit our ability to realize substantial benefits from these enforcement rights. For example:

•	Foreclosure is subject to delays in the legal processes involved and our collateral may deteriorate and decrease in value during the foreclosure process.

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

If any of the real estate upon which we have foreclosed were to suffer an uninsured loss, we could lose the capital invested in such properties as well as the anticipated future cash flows from the loans secured by those properties.

Through foreclosure, we have acquired a substantial number of real property assets. We carry comprehensive liability, fire, extended coverage, earthquake, business interruption and rental loss insurance covering all of these properties under various insurance policies. Furthermore, we maintain title insurance to protect us against defects affecting the security for our loans. We select policy specifications and insured limits which we believe to be appropriate given the perceived relative risk of loss, the cost of the coverage and our understanding of industry practice. We do not carry insurance for certain uninsured losses such as loss from riots, war or nuclear reactions. Our policies are insured subject to certain limitations, including, among others, large deductibles or co-payments and policy limits which may not be sufficient to cover all our losses. In addition, we may discontinue certain policies on some or all of our properties in the future if the cost of premiums for any of these policies exceeds, in our judgment, the value of the coverage relative to the perceived risk of loss. If we, or one or more of our borrowers, experiences a loss which is uninsured or which exceeds policy limits or which our carriers will not or cannot cover, we could lose the capital invested in those real property assets or in loans secured by such properties as well as the anticipated future cash flows from the assets or loans secured by those properties (or, in the event of foreclosure, from those properties themselves).

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

Due to the significant decline in the real estate markets in recent years, we have built-in unrealized tax losses in our portfolio of loans and REO assets, as well as other deferred tax assets, of approximately $58 million. In addition we had net operating loss carryforwards of approximately $427 million as of December 31, 2015. Subject to certain limitations, such “built-in losses” may be available to offset future taxable income and gain from our existing assets as well as any income and gain from new assets we acquire. Our ability to use our built-in losses is dependent upon our ability to generate taxable income in future periods. In addition, the use of our built-in losses is subject to various limitations. For example, there will be limitations on our ability to use our built-in losses or other net operating losses if we undergo a “change in ownership” for U.S. federal income tax purposes. In addition, it is possible that our built-in losses may not be fully available or usable in the manner anticipated. To the extent these limitations occurred or governmental challenges were asserted and sustained with respect to such built-in losses, we may not be permitted to use our built-in losses to offset our taxable income, in which case our tax liabilities could be greater than anticipated.

Our decisions about raising our capital may adversely affect our business and financial results. Furthermore, our growth may be limited if we are not able to raise additional capital.

To a large extent, we rely on our ability to raise capital to fund our continuing operations and to grow. We may raise capital through the issuance of new shares of our common stock. We may also raise capital by issuing other types of securities, such as preferred stock, convertible debt, or other types of debt securities. As of December 31, 2015, we had approximately 182.8 million unissued shares of common stock and 91.8 million unissued shares of preferred stock authorized for issuance under our charter (although certain of these shares are reserved for issuance through our 2010 Equity Incentive Plan or for issuance of restricted stock to certain employees). The number of our unissued shares of stock authorized for issuance establishes a limit on the amount of capital we can raise through issuances of shares of stock unless we seek and receive approval from our stockholders to increase the authorized number of our shares in our charter. Also, certain change of ownership tests under the U.S. federal income tax law may limit our ability to raise significant amounts of equity capital or could limit our future use of tax losses to offset income tax obligations if we raise significant amounts of equity capital.

In addition, we may not be able to raise capital at times when we need capital or see opportunities to invest capital. Many of the same factors that could make the pricing for investments in real estate loans and other investments attractive, such as the availability of assets from distressed owners who need to liquidate them at reduced prices, and uncertainty about credit risk and the economy, may limit investors’ and lenders’ willingness to provide us with additional capital. There may be other reasons we are not able to raise capital and, as a result, may not be able to finance our continuing operations or growth in our business and in our portfolio of assets. If we are unable to raise capital and expand our business and our portfolio of investments, our growth may be limited, we may have to forgo attractive business and investment opportunities, and our operating expenses may increase significantly relative to our capital base, adversely affecting our business and financial condition.

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

While there has been a partial recovery from these economic disruptions, we previously recorded significant losses, resulting primarily from significant provisions for credit losses and impairment charges resulting in substantial decreases in the net carrying value of our assets as a consequence of this severe economic dislocation. Economic conditions or the real estate and other markets generally may not fully recover in the near term, in which case we could continue to experience additional losses and write-downs of assets, and could face capital and liquidity constraints and other business challenges.

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

Our business model and investment strategies, and the actions taken or not taken to implement them and adapt them to changing circumstances involve substantial risk and may not be successful which, could result in harm to our financial condition and results of operations.

The U.S. real estate markets and the economy, the commercial real estate mortgage industry and the related capital markets are still undergoing significant changes. If we fail to develop, enhance, and implement strategies to adapt to changing conditions in these markets, our business and financial results may be adversely affected. Furthermore, changes we make to our business to respond to changing circumstances, such as engaging in real estate development activities, may expose us to new or different risks than we were previously exposed to and we may not effectively identify or manage those risks. We may make investments and engage in business activities that are different from, and possibly riskier than, other businesses in which we have we historically engaged. In particular, a change in our business strategy, including the manner in which we allocate our resources across our commercial mortgage loans or the types of assets we seek to acquire, may increase our exposure to interest rate risk, default risk and real estate market fluctuations. In addition, we may in the future use leverage at times and in amounts deemed prudent by our management in its discretion, and such decisions would not be subject to stockholder approval. Changes to our strategies regarding the foregoing could harm our financial condition and results of operations.

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

Conducting our business in a manner so that we are exempt from registration under the Investment Company Act may reduce our flexibility and could limit our ability to pursue certain opportunities. At the same time, failure to continue to qualify for exemption from the Investment Company Act could adversely affect us.

Under the Investment Company Act, an investment company is required to register with the SEC and is subject to extensive restrictive and potentially adverse regulations relating to, among other things, operating methods, management, capital structure, dividends, and transactions with affiliates. However, companies primarily engaged in the business of acquiring mortgages and other liens on and interests in real estate are exempt from the requirements of the Investment Company Act. We believe that we have conducted our business so that we are exempt from the Investment Company Act. In order to continue to do so, however, we must, among other things, maintain at least 55% of our assets in certain qualifying real estate assets (the “55% Requirement”) and we are also required to maintain an additional 25% of our assets in such qualifying real estate assets or certain other types of real estate-related assets (the “25% Requirement”). Rapid changes in the values of assets we own, however, can disrupt prior efforts to conduct our business to meet these requirements.

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

We are not required to pay dividends to the holders of our Common Stock and the holders of our Common Stock do not have contractual or other rights to receive them other than certain dividends payable in connection with an “initial public offering” as set forth in our Certificate of Incorporation. Under our Certificate of Designation of Series B-1 Cumulative Convertible Preferred Stock and Series B-2 Cumulative Convertible Preferred Stock (the “Certification of Designation”) and the agreements governing our outstanding indebtedness, we are allowed to pay dividends only under limited circumstances.

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

Any and all dividends will be paid at the discretion of our board of directors. Our ability to pay dividends in the future will depend on numerous factors, including:

•	our obligations under agreements governing our outstanding indebtedness:

•	our obligations under our Certificate of Designation;

•	the state of our business, the environment in which we operate, and the various risks we face, including financing risks and other risks summarized in this report;

•	the results of our operations, financial condition, liquidity needs and capital resources;

•	our expected cash needs, including for interest and any future principal payments on indebtedness or the redemption of our Preferred Stock; and

•	potential sources of liquidity, including borrowing under our credit facilities and possible asset sales.

Under the terms of our Certificate of Designation, no dividends may be paid on our Common Stock during any fiscal year unless all accrued dividends on the Series B-1 and Series B-2 preferred stock have been paid in full. The Certificate of Designation does permit the Company, after September 30, 2014, to authorize quarterly dividends on our Common Stock of up to $375,000 in the aggregate. In addition to that amount, the Company may authorize additional quarterly dividends on our Common Stock provided that the Company also pays to the Series B preferred stockholders a dividend in an amount equal to what those preferred stockholders would have received had their preferred stock been converted to common stock as of the ex-dividend date.

See Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities – Dividends” below for further discussion regarding limitations on our ability to declare and pay dividends to shareholders.

A limited number of institutional shareholders own shares of our Series B Preferred Stock that are convertible into a significant percentage of our fully-diluted Common Stock, which could have adverse consequences to other holders of our Common Stock.

As of December 31, 2015, based on filings of Schedules 13D with the SEC, two institutional shareholders (who have designated 3 members of our 7-member board of directors) own shares of our Series B Preferred Stock that are convertible into approximately 35%, in the aggregate, of our outstanding Common Stock. Significant ownership stakes held by these or other investors could have adverse consequences for other stockholders because each of these investors will have a significant influence over the outcome of matters submitted to a vote of our stockholders, including the election of our directors and transactions involving a change in control.

Future offerings of debt securities, which would be senior to our common stock in liquidation, or equity securities, which would dilute our existing stockholders’ interests, may be senior to our common stock for the purposes of dividends and distributions.

In the future, we may attempt to increase our capital resources by making additional offerings of debt or equity securities, including commercial paper, medium-term notes, senior or subordinated notes, preferred stock or common stock. The terms of our charter documents do not preclude us from issuing additional debt or equity securities. Our certificate of incorporation permits our board of directors, without your approval, to authorize the issuance of common or preferred stock in connection with equity offerings, acquisitions of securities or other assets of companies, divide and issue shares of preferred stock in series and fix the voting power and any designations, preferences, and relative, participating, optional or other special rights of any preferred stock, including the issuance of shares of preferred stock that have preference rights over the common stock with respect to dividends, liquidation, voting and other matters or shares of common stock that have preference rights over your common stock with respect to voting. We are not required to offer any such shares to existing stockholders on a preemptive basis. Therefore, it may not be possible for existing stockholders to participate in future stock issuances. Additional equity offerings by us may dilute your interest in us. Any preferred stock could have a preference on distribution payments that could limit our ability to make a distribution to our stockholders. If we issue additional debt securities, we could become more highly leveraged, resulting in (i) an increase in debt service that could harm our ability to make dividends to our stockholders, and (ii) an increased risk of default on our obligations. If we were to liquidate, holders of our debt and shares of preferred stock and lenders with respect to other borrowings will receive a distribution of our available assets before the holders of our common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Further, market conditions could require us to accept less favorable terms for the issuance of our securities in the future. Thus, you will bear the risk that any future offerings by us could dilute your interest in us.

Certain provisions of our certificate of incorporation, bylaws, debt instruments and the Delaware General Corporation Law could make it more difficult for a third-party to acquire us, even if doing so would benefit our stockholders.

Certain provisions of the Delaware General Corporation Law, or DGCL, may have the effect of deterring hostile takeovers or otherwise delaying or preventing changes in our management or in the control of our company, including transactions in which our stockholders might otherwise receive a premium over the fair market value of their securities. In particular, Section 203 of the DGCL may, under certain circumstances, make it more difficult for a person who would be an “interested stockholder” (defined generally as a person with 15% or more of a corporation’s outstanding voting stock) to effect a “business combination” (defined generally as mergers, consolidations and certain other transactions, including sales, leases or other dispositions of assets with an aggregate market value equal to 10% or more of the aggregate market value of the corporation) with the corporation for a three-

year period. Under Section 203, a corporation may under certain circumstances avoid the restrictions imposed by Section 203. Moreover, a corporation’s certificate of incorporation or bylaws may exclude a corporation from the restrictions imposed by Section 203. We have not made this election, and accordingly we are subject to the restrictions of Section 203 of the DGCL. Furthermore, upon any “change of control” transaction, the restrictions on transfer applicable to the shares of our Class B and Class C common stock will terminate, which could act to discourage certain change of control transactions.

Shares of our Common Stock are subject to certain restrictions on transfer under Article V of the Company’s Bylaws, which could restrict your ability to sell your shares in certain circumstances.

In order to preserve our significant net operating loss carryover, we have adopted certain restrictions on the transfer of shares of our common stock. Under section 382 of the Internal Revenue Code of 1986 (the “Code”), our ability to utilize our net operating loss carryover and certain other tax benefits would be severely curtailed upon the occurrence of a “change in control” (defined generally as a more than 50 percentage point increase in the ownership of the Company by certain equity holders who are defined in section 382 of the Code as “5 percent shareholders”). In order to preserve our net operating loss carryforwards, we must ensure that there has not been a “change in control” of the Company. Accordingly, we have adopted provisions in our Bylaws in order to ensure that no “change in control” occurs without the consent of the Company. Specifically, under Section 5.03 of the Company’s Bylaws, with limited exception, the following transfers of common stock are prohibited without prior written consent of the board: (1) any sale or other transfer that would result in any person (or group of related persons) becoming a “5 percent shareholder” under section 382 of the Code, or (2) any sale or other transfer that would result in an increase in the ownership of the Company by any existing 5 percent shareholder. The board of directors may withhold its consent to any prohibited transfer in its sole and absolute discretion. Accordingly, if you intend to sell or otherwise transfer your shares, and the intended transfer is prohibited under the Company’s Bylaws, you may not be able to consummate the sale or transfer without the prior consent of the board of directors, and the board of directors has no obligation to approve the sale or transfer. Thus, in that circumstance, you may be required to hold your shares indefinitely. Further, even if you are not subject to the foregoing transfer restrictions, those restrictions could have an adverse effect on the marketability of your shares, which could decrease the value of your shares.

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

The majority of properties owned by us were acquired through foreclosure of various loans in our loan portfolio, and to a lesser extent, through settlements with guarantors or through purchase. In addition, we lease our primary executive and administrative offices, which are located in Scottsdale, Arizona. Our office headquarters is comprised of approximately 11,000 square feet of office space under a lease that expires in 2017. We believe that our office facilities are currently adequate for us to conduct present business activities.

A description of our REO and operating properties with a total net carrying value of $152.9 million as of December 31, 2015 follows (dollar amounts in thousands):

Description	Location	Date Acquired	Units/Acres/Sq. Feet
Land planned for residential development	Dewey, AZ	3/28/2008	160 acres
Residential lot subdivision located on the Bolivar Peninsula	Crystal Beach, TX	4/1/2008	413 lots
Land having a preliminary plat	Casa Grande, AZ	7/8/2008	57.2 acres
Residential land planned for 205 residential lots	Flagstaff, AZ	2/3/2009	47.4 acres
Land planned for mixed-use development	Apple Valley, MN	5/15/2009	7.18 acres
196 unit multi-family residential housing development	Apple Valley, MN	5/15/2009	5.32 acres
Land planned for commercial development	Inver Grove Heights, MN	7/29/2009	39.5 acres
A 14.76% interest in an LLC which owns 188 acres of vacant land zoned for residential and commercial development	Phoenix, AZ	10/27/2009	27.8 acres (14.76% of 188 acres)
Land planned for residential development	Brazoria County, TX	1/5/2010	188 acres
Land planned for retail center	Casa Grande, AZ	7/14/2010	8.8 acres
33 townhome lots planned for 2-bedroom units along a small lake	Yavapai County, AZ	7/22/2010	1.56 acres
Land planned for residential development	Buckeye, AZ	10/21/2010	171.09 acres
Three-story office building	Albuquerque, NM	2/24/2011	0.98 acres
Land zoned for low density residential	Tulare County, CA	9/16/2011	38.04 acres
Undeveloped land, planned for hotel	Yavapai County, AZ	1/18/2012	5.1 acres
18-hole championship golf course and clubhouse	Bullhead City, AZ	2/28/2012	243.18 acres
One 89-room resort hotel, restaurant and spa	Sedona, AZ	5/14/2013	10.13 acres on resort property
One 42-room limited-service hotel	Sedona, AZ	5/14/2013	0.91 acres on limited-service hotel
Land planned for residential development	Bernalillo County, NM	5/1/2015	3,433 acres - various interests owned
Land planned for residential development	Brazoria County, TX	5/1/2015	406.5 acres - various interests owned
Land planned for residential development	Sandoval County, NM	5/1/2015	222.6 acres - various interests owned
Undeveloped land	Golden Valley, AZ	5/20/2014	913 acres
Undeveloped land	Kingman, AZ	5/20/2014	157 acres
Undeveloped land	Kingman, AZ	3/19/2015	4.13 acres
Undeveloped land	Heber, CA	8/29/2014	16 acres
Undeveloped land	Sandoval County, NM	12/31/2015	6,317.3 acres
Undeveloped land	Spokane, WA	10/1/2015	various lots
Total Net Carrying Value at December 31, 2015 (in thousands)				$152,867

Properties by Development Classification

The following summarizes our REO properties by development classification as of December 31, 2015 (dollars in thousands):

Properties Owned by Classification	# of Properties	Carrying Value
Pre-entitled land	13	$22,811
Entitled land	9	12,646
Existing structure with operations	5	117,410
Total as of December 31, 2015	27	$152,867

Other information about our REO assets is included in note 4 of the accompanying consolidated financial statements.

ITEM 3.	LEGAL PROCEEDINGS.

Partnership Claim
In May 2015, Justin Ranch 123 LLLP (“Justin 123”), an Arizona limited liability limited partnership for which a wholly-owned subsidiary of IMH serves as general partner, sold certain real estate assets in an arms-length transaction approved by a court-appointed receiver. On March 10, 2016, a limited partner in Justin 123 filed a complaint in United States District Court for Arizona against the Company, certain of our subsidiaries, our CEO in his individual capacity and the court-appointed receiver, alleging that the sale was fraudulent and that the defendants were in violation of their fiduciary duties to the limited partner. The plaintiff is seeking an unspecified amount of consequential damages and losses, rescission of the real estate sale, and removal of the Company’s subsidiary as general partner. Management believes the plaintiff’s claims are without merit and intends to vigorously defend against this claim.
eFunds Litigation
During the year ended December 31, 2014, a subsidiary of the Company received a demand for payment in the amount of $2.3 million in connection with a prior office lease between the lessor and that subsidiary. On February 23, 2015, the lessor filed a lawsuit in the Superior Court of Arizona in Maricopa County, Arizona seeking damages against that subsidiary in connection with the prior office lease. During the fourth quarter of 2015, the parties reached a settlement of all claims relating to this matter pursuant to which the Company made a settlement payment of $0.1 million in 2015.

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

Shareholders

As of March 31, 2016, there were approximately 4,483, 4,491, and 4,761 holders of record for each of our outstanding Classes of B-1, B-2 and B-3 common stock, respectively, totaling 14,144,471 shares, two holders of record of our outstanding 313,790 shares of Class B-4 common stock, 417 holders of record of our outstanding 735,801 shares of Class C common stock, eleven holders of record of our outstanding 728,259 shares of common stock and three holders of 8,200,000 of our outstanding Series B-1 and B-2 preferred stock.

Dividends

During the years ended December 31, 2015 and 2014, we paid no dividends to common shareholders. For those same years we paid cash dividends of $2.1 million and $0.9 million, respectively, to our preferred shareholders.

Under the Certificate of Designation of Series B-1 and B-2 Cumulative Convertible Preferred Stock, all shares of our capital stock shall be junior in rank to all shares of Series B Preferred Stock with respect to the preferences as to dividends, distributions and payments upon a liquidation. In the event that any dividends are declared with respect to the voting common stock or any junior stock, the holders of the Series B Preferred Stock as of the record date established by the board of directors for such dividends shall be entitled to receive as additional dividends (in each case, the “Additional Dividends”) an amount (whether in the form of cash, securities or other property) equal to the amount (and in the same form) of the dividends that such holder would have received had the Series B Preferred Stock been converted into common stock as of the date immediately prior to the record date of such dividend, such Additional Dividends to be payable, out of funds legally available, on the payment date of the dividend established by the board of directors. The record date for any such Additional Dividends shall be the record date for the applicable dividend, and any such Additional Dividends shall be payable to the persons in whose name the Series B Preferred Stock is registered at the close of business on the applicable record date. In the event we are obligated to pay a one-time special dividend on our Class B common stock (the “Special Dividend”), the holders of the Series B Preferred Stock as of the record date established by the board of directors shall be entitled to receive as additional dividends (the “Special Preferred Class B Dividends”) for each share of common stock that it would hold if it had converted all of its shares of Series B Preferred Stock into common stock the same amount that is received by holders of Class B common stock with respect to each share of Class B common stock (in each case, subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other similar reorganization event affecting such shares), such Special Preferred Class B dividends to be payable, out of funds legally available, on the payment date for the Special Dividend (the “Special Preferred Class B Payment Date”). The record date for any Special Preferred Class B Dividends shall be the record date for the Special Dividend, and any such Special Preferred Class B Dividends shall be payable to the persons in whose name the Series B Preferred Stock is registered at the close of business on the applicable record date.

Recent Sales of Unregistered Securities

Our shares of common stock or preferred stock are not listed or traded on any exchange or listing service. Because there is no established market for these shares, we cannot estimate the prices at which they would trade in an active market. While we made no sales of our common stock or preferred stock during the year ended December 31, 2015, we issued 35,000 shares of common stock (not subject to any vesting requirements) in connection with entering into an employment agreement.

Equity Compensation Plan Information

During the year ended December 31, 2015, we made no equity grants under our 2010 Stock Incentive Plan and issued an aggregate of 580,000 shares of common stock in connection with the hiring of five senior executives pursuant to restricted stock agreements containing certain vesting and other conditions. During the year ended December 31, 2015, 211,605 shares of restricted stock granted in 2014 were subject to accelerated vesting and issuance in connection with a severance agreement with our former Chief Financial Officer.

In addition, the Company issued an aggregate of 46,512 shares of restricted common stock to our non-employee independent directors pursuant to our 2014 Non-Employee Director Compensation Plan. All of these shares vested during the year ended December 31, 2015.

The following is information with respect to outstanding options, warrants and rights as of December 31, 2015:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	701,667	$6.21	1,998,333
Equity compensation plans not approved by security holders	2,035,000	2.43	—
Total	2,736,667		1,998,333

Issuer Purchases of Equity Securities

While the Company does not have a formal share repurchase program, it may repurchase its shares from time to time, depending on market conditions and other factors, through privately negotiated transactions. There were no shares repurchased under any publicly announced plans or repurchase programs during the quarterly period ended December 31, 2015.

ITEM 6.	SELECTED FINANCIAL DATA.

The registrant is a Smaller Reporting Company and, therefore, is not required to provide the information under this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations should be read in conjunction with the sections of this Form 10-K entitled “Risk Factors,” “Special Note About Forward-Looking Statements,” “Business” and our audited financial statements and the related notes thereto and other detailed information as of December 31, 2015 and 2014 and for the years ended December 31, 2015 and 2014 included elsewhere in this Form 10-K. This discussion contains forward-looking statements reflecting current expectations about the future of our business that involve risks and uncertainties. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the section entitled “Risk Factors” included elsewhere in this Form 10-K. Unless specified otherwise and except where the context suggests otherwise, references in this section to the “Company,” “we,” “us,” and “our” refer to IMH Financial Corporation and its consolidated subsidiaries. Undue reliance should not be placed upon historical financial statements since they are not necessarily indicative of expected results of operations or financial condition for any future periods.

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

Recent Challenges

The Company continues to face a number of challenges impacting its financial performance including, but are not limited to, the following:

1)
The Company has been unable to fully fund its operations, including interest expense and preferred dividend obligations, out of income from ongoing operations, and as such, is dependent on borrowings and sales of legacy loans and real estate assets to generate sufficient cash to sustain operations; and

2)
Certain loan guarantee agreements contain a minimum liquidity covenant which has the effect of restricting the Company’s use of its cash to fund operations, engage in new development activities or acquire additional assets, thereby negatively impacting our operating results. Subsequent to December 31, 2015, our liquidity balance fell below the required threshold with respect to one such loan guarantee agreement and we were in default of this covenant.

Recent Developments

Senior Debt Restructuring and Refinancing

In fiscal 2014, we had begun the process of refinancing our senior secured loans from NW Capital. This process was completed in the first quarter of 2015 when the Company, through certain of its subsidiaries, entered into the Calmwater loans. The proceeds of the Calmwater financing were used to fully satisfy the remaining balance of the NW Capital loan and a $24.8 million loan secured by our Sedona hotel assets, as well as to provide us with additional working capital for our development activities and operational costs.

During the fourth quarter of 2015, we fully retired the $28.8 million REO Loans using proceeds generated through the sale of various assets. Also in the fourth quarter of 2015, we borrowed $5.4 million from a bank for investment and working capital purposes, which was repaid in the first quarter of 2016. As a result of these refinancing efforts, we retired a significant portion of our high interest debt and intend to seek new market-rate leverage in 2016 to improve returns on our portfolio.

Changes to Our Executive Team

In January 2015, Lisa Jack was hired and appointed to serve as our Chief Financial Officer in the place of Steve Darak, who stepped down as our Chief Financial Officer pursuant to a process contemplated under Mr. Darak’s employment agreement. In March 2016, Ms. Jack tendered her resignation as our Chief Financial Officer, such resignation to be effective on April 8, 2016. Effective as of that date, Samuel J. Montes, the Company’s current Senior Vice President of Finance, was appointed to serve as the interim Chief Financial Officer for the Company. Mr. Montes, 49, has served in various capacities with the Company since April 2007 as Controller, Vice President of Finance and Senior Vice President of Finance, and has over 25 years of professional experience in the finance and accounting field in various roles including Director of Finance, Senior Audit Manager, and Staff Accountant. Mr. Montes graduated with a Bachelor of Science in Business Administration from California State University of Los Angeles.. Also in January 2015, the Company hired Jonathan Brohard as our Executive Vice President and General Counsel.

Operations and Investments

During 2015, management continued to implement its on-going initiatives to streamline and re-purpose the Company’s organizational structure, operations, and systems to support our financial and operational goals. Management continued to aggressively pursue enforcement against current and former delinquent borrowers through foreclosure actions and recovery of other guarantor assets. As of December 31, 2015, the Company’s loan portfolio consisted of six loans, two of which are non-performing legacy loans that the Company expects to resolve in 2016 through sale, foreclosure or modification. As of December 31, 2015, the majority of the Company’s REO assets (assets held for sale, assets held for development and operating properties) have been obtained through foreclosure.

A significant component of the Company’s business continues to be its operation of two hotels located in Sedona, Arizona acquired through deed-in-lieu of foreclosure in 2013 which are currently undergoing substantial renovations. One of the hotels is an 89-room resort hotel with an on-site restaurant and spa known as L’Auberge de Sedona (“L’Auberge”). L'Auberge has been the recipient of multiple hospitality industry awards and accolades over the years, including selection to The Gold List 2014: The Top 50 Hotels in the U.S. by Conde Nast Traveler, the 2014 Four Diamond Hotel & Resorts and 2014 Four Diamond Restaurant by the American Automobile Association. L’Auberge was recently named the “#1 Hotel in the Southwest” by Condé Nast Reader’s Choice Awards 2015. Our other Sedona hospitality asset is Orchards Inn, a 70-room limited-service hotel and adjacent restaurant. The Company has substantially completed the majority of its renovation projects at both properties. At L’Auberge, we have remodeled the lobby, bar and dining room as well as adding a state-of-the-art kitchen and new veranda seating area. We have remodeled 33 cottages along the creek and plan to complete additional lodging renovations over the coming year. We are scheduled to complete the 70-room refurbishment at Orchards Inn in early 2016 and we have re-branded the adjacent restaurant as “89Agave.” The Company believes these changes will improve the operational efficiency and profitability of our hospitality assets in future periods.

In November 2015, the Company opened the first phase of our new apartment project in Apple Valley, Minnesota, which is being jointly developed with Titan Investments. Of the 98 units in the first phase of the project, we had 55 tenants move in through the end of February 2016 and have leased an additional four units. The 98-unit second phase of the project commenced leasing operations in March 2016 and 56 units have been leased through March 25, 2016, of which 28 tenants have moved in to date. We are presently working with the City of Apple Valley to get our final plans approved for the third phase of this development, which will add an additional 120 units. We are currently evaluating possible refinancing or sale options for this project.

In the fourth quarter of 2015, the Company entered into a joint venture agreement with a southern California based sponsor, Parkside Development, LLC, to acquire 140 acres in Deer Valley, Utah that we believe are ready for marketing to prospective developers. We are currently marketing a portion of the land for hotel development and expect to sell the remaining single-family home sites and condo sites over the next 12 to 24 months.

During the year ended December 31, 2015, we purchased real estate located in New Mexico that was previously owned by certain partnerships in which the Company was awarded equity interests.  The real estate had been foreclosed upon by the previous mortgage lender, from who we purchased the real estate for $6.8 million, of which $5.9 million was seller financed as further described in note 7 of the accompanying consolidated financial statements.

In addition to these new real estate investment and development activities, we continue to pursue the monetization of land in New Mexico we received in 2015 as a result of our loan and guarantee enforcement and recovery efforts. We have begun enforcement action to collect balances owed to us through our ownership in such entities and we expect to aggressively pursue collection of these balances during 2016.

In addition, we continue exploring the feasibility of sponsoring investment vehicles or other ventures with institutional investors in vertical market segments where we have expertise and strong investor interest. The Company may contribute cash as well as legacy assets to these sponsored vehicles in exchange for equity ownership interests and/or profit participation interests. Assuming sufficient liquidity, the Company also may pursue opportunities to develop properties within its legacy portfolio or enter into commercial mortgage and real estate investment activities in order to increase our income-earning assets and assets under management.

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

Factors Affecting Our Financial Results

General Economic Conditions Affecting the Real Estate Industry

We compete with a large number of real estate property owners and developers, some of which may be willing to accept lower returns on their investments. Principal factors of competition are rents charged, sales prices, attractiveness of location, the quality of the property and the breadth and the quality of services provided. Our success depends upon, among other factors, trends of the global, national, regional and local economies, the financial condition and operating results of current and prospective tenants and customers, availability and cost of capital, construction and renovation costs, taxes, governmental regulations, legislation, population and employment trends.

While the U.S. economy has exhibited sporadic signs of recovery from the erosion of U.S. and global credit markets that occurred in 2008, including a significant and rapid deterioration of the mortgage lending and related real estate markets, we cannot predict with certainty how long it will take for markets and capital sources to achieve a more complete recovery, if they do at all. These general economic conditions continue to have a material adverse impact on us. In this regard, we have held certain REO assets for several years with the expectation that we would realize more significant appreciation in the values of such assets over time. While we have seen a stabilization of values and sporadic increased values of our REO assets, the extent of increase has been less than anticipated. Moreover, due to our lack of available cash flow, our investment opportunities have been limited. As of December 31, 2015, two of our loans with outstanding principal and interest balances totaling $12.3 million, representing 52.2% of our total loan principal and interest outstanding, were in default and non-accrual status. The majority of our valuation allowance at December 31, 2015 relates to such loans. We have commenced enforcement action on all loans in default and recorded guarantee recovery income of $10.7 million during the year ended December 31, 2015. We continue to examine all material aspects of our business for areas of improvement and recovery on our assets including recoveries against guarantors.

While we have been successful in securing financing in recent years to provide adequate funding for working capital purposes and have generated liquidity through asset sales and mortgage receivable collections, if we are not able to liquidate a sufficient portion of our assets to invest in income producing assets, our liquidity will likely continue to dissipate. Nevertheless, we believe that our cash and cash equivalents and restricted cash of $11.1 million coupled with the revenues generated by our operating properties, as well as proceeds that we anticipate from the disposition of our loans and real estate held for sale will allow us to fund current operations over the next 12 months.

See “Part 2, Item 7 - Liquidity and Capital Resources” for additional information regarding our anticipated sources and uses of capital.

Revenues

Historically, our business model was predicated on a commercial lending platform which changed dramatically as a result of defaults on substantially all of our legacy loans and subsequent foreclosures, and the cessation of our historical lending activities. As a result, our primary revenue sources have changed from mortgage income to revenues derived from our operating properties. We expect to continue to generate revenues from both of these sources, as well as from the disposition of existing assets and from the application of those proceeds in new assets. We expect in the short-term that we will derive a greater proportion of our capital from dispositions of our REO properties, loans and other assets we own or acquire than from the interest and fee income from commercial mortgage loans originated by us. In the event that general economic conditions improve and our liquidity position improves, we intend to implement our investment strategy and expect that interest and fee income from commercial real estate mortgage loans will increase.

Operating Property Revenue. Our operating property revenue is attributable to revenues generated from operating properties obtained through foreclosure (or deed in lieu of foreclosure) of secured loans and projects developed by the Company. During the year ended December 31, 2015, our operating properties consisted of 1) a golf course operation acquired through foreclosure in March 2012 which offers golf, spa and food and beverage operations, 2) two operating hotels acquired through deed in lieu of foreclosure in May 2013, which also offer spa, food and beverage services, 3) a commercial medical office building, which was sold during the third quarter of 2015, and 4) a multi-family residential project that commenced leasing operations during the fourth quarter of 2015.

Investment and Other Income. Our investment and other income consists of interest and gains earned on non-mortgage investments, other notes receivable, and other investment income. In connection with the sale of our preferred equity investment in a joint venture to the holder of the other primary interests in the joint venture during the fourth quarter of 2013, the Company agreed to continue to serve as a limited guarantor on the senior indebtedness of the joint venture that was secured by the joint venture’s operating properties and for which we were entitled to receive certain remuneration until we were released from the limited guarantee. We agreed to remain as a limited guarantor until January 2015 when we entered into a court-approved settlement with the borrower pursuant to which the Company received a settlement payment of $1.3 million and we were released from any potential liability under the guarantee.

Mortgage Loan Income. Our revenues generated from mortgage loan investments include contractual note rate interest, default interest and penalty fees collected, and accretion on loans acquired at a discount (as applicable). Changes in our loan assets directly affect the amount of interest and fee income we receive. Due to the increase in loan defaults, foreclosures on the underlying collateral and suspension of our lending activities (other than with respect to seller financing on the sale of REO or other assets), mortgage loan investment revenues represent a small percentage of our overall revenues.

We have entered into arrangements with certain borrowers extending the maturity dates and lowering the interest rates on certain loans in our portfolio and may enter into other loan modifications in the future primarily in an effort to protect the value of our loan collateral. We also have financed the sale of certain loan collateral by existing borrowers and sales of certain REO assets to unrelated parties and may do so in the future. Financings of this type effectively replace a non-performing asset with a new performing loan.

Expenses

We incur various expenses related to the direct operations of our operating and non-operating properties; professional fees for consulting, valuation, legal and other expenses related to our loan and guarantor enforcement activities; general and administrative expenses such as compensation and benefits for non-operating property employees, rent, insurance, utilities and related costs; and interest and related costs relative to our financing and refinancing initiatives.

Operating Property Direct Expenses. Operating property direct expenses consist of payroll, management fees, real and personal property taxes, cost of sales, utility charges and assessments, repair and maintenance expenses, and other related direct costs and expenses pertaining to the day-to-day operations of our operating properties (exclusive of interest and depreciation which are reflected in separate line items of our consolidated statements of operations).

Expenses for Non-Operating Real Estate Owned. Expenses for non-operating real estate owned include direct carrying costs associated with our raw or partially improved, non-income producing real estate assets. Such expenses include real and personal property taxes, home owner association dues, utility charges and assessments, repair and maintenance expenses, and license fees.

Professional Fees. Professional fees consist of the following: legal fees relating to our loan and guarantor enforcement activities, general litigation, SEC reporting and for other general corporate purposes; fees for external valuation services; fees paid for asset management services relating to portfolio management; fees for external accounting, audit and tax services; fees for strategic consulting services; fees for non-capitalized information technology services; and other general consulting costs.

General and Administrative Expenses. General and administrative expenses consist of various costs such as compensation and benefits for non-operating property employees, rent, insurance, utilities and related costs. During the years ended December 31,

2015 and 2014, we incurred certain one-time costs relating to the termination of former executives of the Company and the issuance of equity securities to certain executive officers.

General and administrative expenses also include non-cash stock-based compensation. Stock-based compensation is based on the fair value of the equity awards as of the grant date and recognized on a straight-line basis over the employee’s requisite service period (generally the vesting period of the equity grant).

Interest Expense. Interest expense includes interest incurred in connection with the our loans secured by our real estate assets, loans assumed in connection with asset acquisitions, exchange offering notes issued in connection with the class action settlement, interest incurred on delinquent property taxes, as well as amortization of deferred loan costs and loan discounts.

Depreciation and Amortization Expense. We record depreciation and amortization on property and equipment used at our operating properties and at our corporate facility.

Gain/Loss on Disposal of Assets. We typically realize gains or losses in connection with the sale of our loan and REO assets. We expect to continue these dispositions over the next 12 to 24 months. Gains or losses from such dispositions will depend on our ability to successfully market those loans and REO assets and the timing of such sales.

Provision for (Recovery of) Credit Losses. The provision for (recovery of) credit losses consists of 1) non-cash provisions (recoveries) resulting from our evaluation of our loan portfolio, and 2) cash and other asset recoveries resulting from guarantor enforcement and recovery actions. The evaluation of our loan portfolio is based on our estimate of fair value, using supporting data from market participant sources and valid offers from third parties, of the underlying real estate that serves as collateral of the loan portfolio. Asset values have generally stabilized in many of the areas where we have a security interest in collateral securing our loans resulting in non-cash recoveries of prior credit losses. These non-cash recoveries during these periods have been supplemented by the collection of cash or other assets resulting from our successful enforcement activities against guarantors.

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

Impairment of Real Estate Owned.  Our estimate of impairment charges on REO assets largely depends on whether the particular REO asset is held for development or held for sale. This classification depends on various factors, including our intent to sell the property immediately or further develop and sell the property over time, and whether a formal plan of disposition has been adopted, among other factors. Real estate held for sale is carried at the lower of carrying amount or fair value, less estimated selling costs, which is primarily based on supporting data from third-party valuation firms, market participant sources, and valid offers from third parties. Reductions in the fair value of assets held for sale are recorded as impairment charges. Real estate held for development is carried at the transferred value upon foreclosure, less cumulative impairment charges. Impairment charges on real estate owned consist of charges to REO assets in cases where the estimated future undiscounted cash flows of the property is below current carrying value and the reduction in asset value is deemed to be other than temporary. Generally, asset values have stabilized in many of the areas where we hold real estate, however our assets are reviewed for impairment individually. We intend to actively market and sell a significant portion of our REO assets, individually or in bulk, over the next 12 to 24 months as a means of raising additional capital to pursue our investment objectives and fund core operations.

Liquidity and Capital Resources. Our ability to generate sufficient revenues to fund operations and the amount we are able to invest in our target assets depends on our liquidity and access to debt or equity capital. We expect the proceeds from the disposition of REO assets and recent liquidity events, including the sale of certain loans and real estate held for sale, will provide the liquidity necessary to operate our business. Despite management’s efforts, there is no assurance that we will be successful in selling real estate assets in a timely manner to sufficiently fund operations or obtaining additional financing, and if available, there are no assurances that the financing will be at commercially acceptable terms. Failure to address this liquidity issue within the timeframe permitted will have a further material adverse effect on our business, results of operations, and financial position.

RESULTS OF OPERATIONS

The following discussion compares the historical results of operations on a GAAP basis for the fiscal years ended December 31, 2015 and 2014. Unless otherwise noted, all comparative performance data included below reflect year-over-year comparisons.

Results of Operations for the Years Ended December 31, 2015 and 2014

Revenues (dollars in thousands)
	Years Ended December 31,
Revenues:	2015	2014	$ Change	% Change
Operating Property Revenue	$28,698	$27,313	$1,385	5.1%
Investment and Other Income	2,311	1,759	552	31.4%
Mortgage Loan Income, net	1,481	2,355	(874)	(37.1)%
Total Revenue	$32,490	$31,427	$1,063	3.4%

Operating Property Revenue. During the year ended December 31, 2015, operating property revenue was $28.7 million as compared to $27.3 million during the year ended December 31, 2014, an increase of $1.4 million or 5.1%. The increase in operating property revenue is attributable to higher revenues at the hotel and related operations due primarily to higher room rates achieved and two months of operating revenues from the new multi-family residential leasing project located in Apple Valley, Minnesota, known as Gabella (“Gabella”), partially offset by the loss of revenue from our commercial medical office building that was sold in third quarter of 2015.

Investment and Other Income. During the year ended December 31, 2015, investment and other income was $2.3 million, an increase of $0.6 million, or 31.4%, from $1.8 million for the year ended December 31, 2014. The increase is primarily attributable to a $1.3 million settlement payment we received in the first quarter of 2015 when we were released as a guarantor on a loan to an entity in which we had previously invested but later sold our interest. This increase was partially offset by the termination of quarterly payments we received in 2014 from the borrower for that guarantee.

Mortgage Loan Income. During the year ended December 31, 2015, income from mortgage loans was $1.5 million, a decrease of $0.9 million from $2.4 million for the year ended December 31, 2014. The year-over-year decrease in mortgage loan income is primarily attributable to the lower average balance of income-earning loans in our portfolio. While the total loan portfolio principal outstanding was $23.6 million at December 31, 2015 as compared to $39.7 million at December 31, 2014, the income-earning loan balance totaled only $11.1 million versus $21.5 million for the same periods, respectively.

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

As of December 31, 2015, two of our six portfolio loans were in non-accrual status, as compared to six of our nine portfolio loans that were in non-accrual status at December 31, 2014. As such, in the absence of acquiring or originating new loans, we anticipate mortgage income to remain at low levels in future periods. Mortgage loan originations during the years ended December 31, 2015 and 2014 were limited to partial financings in connection with the sale of REO or loan assets. During the year ended December 31, 2015, in connection with the sale of certain REO assets, we originated two new loans with an aggregate principal balance of $14.1 million and a weighted average interest rate of 8.8%. During the year ended December 31, 2014, in connection with the sale of certain REO assets, we originated three new loans with an aggregate principal balance of $21.7 million and a weighted average interest rate of 8.2%.

Costs and Expenses

Expenses (dollars in thousands)
	Years Ended December 31,
Expenses:	2015	2014	$ Change	% Change
Operating Property Direct Expenses (exclusive of Interest and Depreciation)	$24,007	$22,500	$1,507	6.7%
Expenses for Non-Operating Real Estate Owned	1,027	1,908	(881)	(46.2)%
Professional Fees	4,395	7,946	(3,551)	(44.7)%
General and Administrative Expenses	9,930	8,422	1,508	17.9%
Interest Expense	10,654	17,023	(6,369)	(37.4)%
Debt Termination Charge	—	22,359	(22,359)	N/A
Depreciation and Amortization Expense	2,727	3,432	(705)	(20.5)%
(Gain) Loss on Disposal of Assets, Net	306	(16,482)	16,788	(101.9)%
Recovery of Credit Losses, Net	(10,652)	(2,804)	(7,848)	279.9%
Impairment of REO	3,676	4,696	(1,020)	(21.7)%
Total Costs and Expenses	$46,070	$69,000	$(22,930)	(33.2)%

Operating Property Direct Expenses (exclusive of Interest and Depreciation). During the year ended December 31, 2015, operating property direct expenses were $24.0 million, an increase of $1.5 million, or 6.7%, from $22.5 million for the year ended December 31, 2014. The increase in operating property direct expenses is primarily attributed to higher variable expenses that correspond with the increase in revenues at the hotels and the ramp up of our new Gabella multi-family residential leasing operation. Operating property direct expenses as a percentage of operating revenues was 83.7% and 82.4%, resulting in a gross margin of 16.3% and 17.6% during the years ended December 31, 2015 and 2014, respectively. Despite the increase in revenues, the decrease in gross margin as a percentage of revenue is primarily attributed to additional costs incurred for the use of temporary facilities at the hotels as a result of the major renovation projects at those hotels during the last half of 2015.

Expenses for Non-Operating Real Estate Owned. During the year ended December 31, 2015, expenses for non-operating real estate owned assets were $1.0 million, a decrease of $0.9 million, or 46.2% from $1.9 million for the year ended December 31, 2014. The decrease is attributable to the decreasing number of non-operating properties held during 2015. We held 23 and 30 non-operating REO properties at December 31, 2015 and 2014, respectively.

Professional Fees. During the year ended December 31, 2015, professional fees expense totaled $4.4 million, a decrease of $3.6 million, or 44.7%, from $7.9 million for the year ended December 31, 2014. The year over year decrease in professional fees is primarily attributed to decreases in enforcement costs against guarantors, asset management costs and the hiring of a former consultant as the Company’s CEO in mid-2014.

General and Administrative Expenses. During the year ended December 31, 2015, general and administrative expenses were $9.9 million, an increase of $1.5 million, or 17.9%, from $8.4 million for the year ended December 31, 2014. The increase in general and administrative costs is primarily attributed to higher compensation expense incurred during the year ended December 31, 2015 resulting from the compensation expenses associated with the hiring of several new executives in early 2015, as well as for a severance charge recorded in 2015 in connection with the employment termination of a former Company executive. In addition, we incurred a full year of compensation in 2015 for our current CEO (which exceeded the compensation cost of the former CEO), who was a consultant of the Company prior to his hiring in July 2014.

Interest Expense. During the year ended December 31, 2015, interest expense was $10.7 million as compared to $17.0 million for the year ended December 31, 2014, a decrease of $6.4 million, or 37.4%. The decrease is attributed primarily to our lower average borrowing rate due to the replacement of the NW Capital Loan in 2015, partially offset by a higher average debt balances primarily due to the Gabella construction loan and loan maturity date extension fees paid to SRE Monarch. Our average cost of capital decreased from 16.9% in 2014 to 11.0% in 2015.

Debt Termination Charge. As described in note 7 of the accompanying consolidated financial statements, in July 2014, the Company and NW Capital entered into certain amendments to the NW Capital loan resulting in a material change in loan terms. For accounting purposes, the paydown of the NW Capital loan was treated as a termination of the existing loan and issuance of a new loan. As a result of the NW Capital debt restructuring, the Company recorded a debt termination charge of $22.4 million during the year ended December 31, 2014. During the year ended December 31, 2015, we secured financing to complete the payoff of the NW Capital loan.

Depreciation and Amortization Expense. During the year ended December 31, 2015, depreciation and amortization expenses was $2.7 million, a decrease of $0.7 million, or 20.5%, from $3.4 million for the year ended December 31, 2014. The decrease is due primarily to the cessation of depreciation recorded on our commercial office building when the asset was deemed to be held for sale and other fully depreciated assets in 2015.

(Gain) Loss on Disposal of Assets. During the year ended December 31, 2015, we sold 24 REO assets (or portions thereof) for $34.0 million (net of selling costs) resulting in a net loss of approximately $0.3 million. One of the assets sold was a mortgage note in the principal amount of $11.0 million to SREOF II Holdings, LLC, an affiliate of one of the Company’s directors and preferred shareholders. The note was sold at par value and had no impact on the profit or loss of the Company. During the year ended December 31, 2014, we sold 15 REO assets (or portions thereof) for $76.8 million (net of selling costs) for a net gain of approximately $16.5 million.

Recovery of Credit Losses. For loan assets, we perform a valuation analysis of the underlying collateral to determine the extent of provisions for credit losses required for such assets. During the year ended December 31, 2015, we recorded a recovery of prior credit losses totaling $10.7 million. Of the $10.7 million, $0.3 million consists of non-cash provision for credit loss based on the valuation analysis performed on our loan portfolio during the year ended December 31, 2015, and related specifically to a negotiated reduced payoff of one of our outstanding loans at an amount below its carrying value. This provision for credit losses was offset by recoveries of credit losses of $10.4 million during the year ended December 31, 2015, relating to cash and other assets collected from certain guarantors for which an allowance for credit loss had been previously recorded.

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

Impairment of Real Estate Owned. Similar to our loan collateral, for REO assets, we perform an analysis to determine the extent of impairment in valuation for such assets. Based on our analysis and the estimated fair value of real estate held for sale, during the years ended December 31, 2015 and 2014, we recorded impairment charges in the amount of $3.7 million and $4.7 million, respectively. The impairment charges recorded during the year ended December 31, 2015 were based on our decision to implement a more aggressive pricing strategy for select assets in which markets conditions have softened in recent months in order to generate more immediate liquidity.

Operating Segments

Our operating segments reflect the distinct business activities from which revenues are earned and expenses incurred that is evaluated regularly by our executive management team in assessing performance and in deciding how to allocate resources. As of and for the years ended December 31, 2015 and 2014, the Company’s reportable segments consisted of the following:

Hospitality and Entertainment Operations — Consists of revenues less direct operating expenses, depreciation and amortization relating to our hotel, golf, spa, and food & beverage operations. This segment also reflects the carrying value of such assets and the related financing and operating obligations.

Mortgage and REO – Legacy Portfolio and Other Operations — Consists of the collection, workout and sale of new and legacy loans and REO assets, including financing of such asset sales. This also encompasses the carrying costs of such assets and other related expenses. This segment also reflects the carrying value of such assets and the related financing and operating obligations.

Commercial and Residential Real Estate Leasing Operations — Consists of rental revenue and tenant recoveries less direct property operating expenses (maintenance and repairs, real estate taxes, management fees, and other operating expenses) and depreciation and amortization. This segment also reflects the carrying value of such assets and the related financing and operating obligations. During the fourth quarter of 2015, Gabella commenced operations and was added to this segment. The asset related to our commercial medical office building leasing operation was sold during the third quarter of 2015.

Corporate and Other — Consists of our centralized general and administrative and corporate treasury and deposit gathering activities, and interest expense associated with non-property specific debt issuances. This segment also includes reclassifications and eliminations between the reportable operating segments and reflects the carrying value of corporate fixed assets and the related financing and operating obligations.

A summary of the financial results for each of our operating segments during the years ended December 31, 2015 and 2014 follows:

Hospitality and Entertainment Operations

	Years ended December 31
	2015	% of Consolidated Total	2014	% of Consolidated Total
Total Revenue	$27,604	85.0%	$25,618	81.5%
Expenses:
Operating Property Expenses (exclusive of interest and depreciation)	22,927	95.5%	21,085	93.7%
Total operating expenses	22,927		21,085
Net Operating Income	4,677		4,533
Net Operating Income % of revenue	16.9%		17.7%
Other Expenses:
Interest Expense	4,151	39.0%	2,379	14.0%
Debt Termination Charges	—	—%	495	2.2%
Depreciation & Amortization Expense	2,423	88.9%	2,321	67.6%
Other Expenses	6,574		5,195
Total Expenses	29,501	69.0%	26,280	38.1%
Net Loss	$(1,897)	18.2%	$(662)	1.8%

During the years ended December 31, 2015 and 2014, the hospitality and entertainment operations segment contributed 85.0% and 81.5%, respectively, of total consolidated revenues. The increase in operating property revenue is attributable to higher revenues at our hotel and related operations due primarily to higher room rates and two months of operating revenues from the leasing activities at Gabella. Until the Company is able to generate liquidity to fully implement its investment strategy, the hospitality and entertainment operations segment revenue is expected to be the primary source of our top-line revenue.

Similarly, during the years ended December 31, 2015 and 2014, the hospitality and entertainment operations segment constituted the majority of total operating property direct expenses. Net operating income for the segment as a percentage of related revenue totaled 16.9% and 17.7% for the years ended December 31, 2015 and 2014, respectively. The Company implemented certain marketing initiatives to improve top-line revenues, but incurred higher operating property expenses resulting from the renovation activities.

After interest expense, and depreciation and amortization, the hospitality and entertainment operations segment contributed $(1.9) million and $(0.7) million of the total consolidated net loss for the years ended December 31, 2015 and 2014, respectively.

Mortgage and REO – Legacy Portfolio and Other Operations

	Years ended December 31
	2015	% of Consolidated Total	2014	% of Consolidated Total

Total Revenue	$3,605	11.1%	$4,072	13.0%
Expenses:
Expenses for Non-Operating Real Estate Owned	1,023	99.6%	1,901	99.6%
Professional Fees	2,581	58.7%	4,051	51.0%
General and Administrative Expense	264	2.7%	102	1.2%
Total operating expenses	3,868		6,054
Other Expenses (Income):
Interest Expense	3,791	35.6%	1,244	7.3%
Depreciation & Amortization Expense	1	—%	—	—%
(Gain) Loss on Disposal of Assets, Net	306	(157.7)%	(16,476)	100.0%
Recovery of Credit Losses, Net	(10,640)	99.9%	(2,752)	98.1%
Impairment of Real Estate Owned	3,536	425.5%	2,291	48.8%
Other Expenses (Income)	(3,006)		(15,693)
Total Expenses (Income)	862	(2.0)%	(9,639)	(14.0)%
Net Income	2,743	26.4%	13,711	(36.5)%
Net Income Attributable to Noncontrolling Interests	(715)	100.0%	—	—%
Net Income Attributable to Common Shareholders	$2,028	(13.0)%	$13,711	(34.7)%

During the years ended December 31, 2015 and 2014, the Mortgage and REO – Legacy Portfolio and Other Operations segment contributed 11.1% and 13.0%, respectively, of total consolidated revenues. The declining contribution to revenue is due to the decline in performing mortgage investments, coupled with the increase in revenues from the hospitality and entertainment operations segment. The Company intends to continue to generate liquidity through asset sales, financing and other means to implement its investment strategy and increase income from performing investments.

During the years ended December 31, 2015 and 2014, the Mortgage and REO – Legacy Portfolio and Other Operations segment recorded total consolidated (income) expenses of $0.9 million and $(9.6) million, respectively, primarily as a result of gains from the sale of assets and recoveries of prior credit losses through asset collections from guarantors, partially offset by increases in impairment on real estate owned, and in interest expense during the year ended December 31, 2015 related to Asset Loan 1 and Asset Loan 2 described in note 7 to the accompanying consolidated financial statements, which were repaid in full during the fourth quarter of 2015.

As a result of these savings, the Mortgage and REO – Legacy Portfolio and Other Operations segment provided net income of $2.7 million and $13.7 million, respectively, for the years ended December 31, 2015 and 2014 thereby reducing our consolidated loss.

See “Note 3 – Mortgage Investments, Loan Participations and Loan Sales” in the accompanying consolidated financial statements for additional information regarding our loan portfolio.

Commercial and Residential Real Estate Leasing Operations

	Years ended December 31
	2015	% of Consolidated Total	2014	% of Consolidated Total
Total Revenue	$1,108	3.4%	$1,689	5.4%
Expenses:
Operating Property Expenses (exclusive of interest and depreciation)	1,080	4.5%	1,415	6.3%
Total operating expenses	1,080		1,415
Net Operating Income	28		274
Net Operating Income % of revenue	2.5%		16.2%
Other Expenses:
Interest Expense	79	0.7%	305	1.8%
Depreciation & Amortization Expense	97	3.6%	905	26.4%
Recovery of Credit Losses, Net	(12)	0.1%	(51)	1.8%
Impairment of Real Estate Owned	140	16.8%	2,405	51.2%
Other Expenses	304		3,564
Total Expenses	1,384	3.2%	4,979	7.2%
Net Loss	$(276)	2.7%	$(3,290)	8.8%

During the years ended December 31, 2015 and 2014, the Commercial and Residential Real Estate Leasing Operations segment contributed 3.4% and 5.4%, respectively, of total consolidated revenues. The declining contribution to revenue is due to the increase in revenues from the hospitality and entertainment operations segment, as well as the sale of the commercial office building in the third quarter of 2015. During the fourth quarter of 2015, we commenced leasing operations for the first 98-unit phase at Gabella, our multi-family residential project. The second phase, also consisting of 98 units, began leasing during the first quarter of 2016.

Similarly, during the years ended December 31, 2015 and 2014, the Commercial and Residential Real Estate Leasing Operations segment constituted a small percentage of total operating property direct expenses. Net operating income for the segment as a percentage of related revenue totaled 2.5% and 16.2% for the years ended December 31, 2015 and 2014, respectively.

After interest expense, depreciation and amortization, and impairment charges, the Commercial and Residential Real Estate Leasing Operations segment contributed $(0.3) million and $(3.3) million of the total consolidated net loss for the years ended December 31, 2015 and 2014, respectively.

Corporate and Other

	Years ended December 31
	2015	% of Consolidated Total	2014	% of Consolidated Total

Total Revenue	$173	0.5%	$48	0.2%
Expenses:
Expenses for Non-Operating Real Estate Owned	4	0.4%	7	0.4%
Professional Fees	1,814	41.3%	3,895	49.0%
General and Administrative Expense	9,666	97.3%	8,320	98.8%
Total operating expenses	11,484		12,222
Other Expenses:
Interest Expense	2,633	24.7%	13,095	76.9%
Debt Termination Charges	—	—%	21,864	97.8%
Depreciation & Amortization Expense	206	7.6%	206	6%
Gain on Disposal of Assets	—	—%	(6)	—%
Recovery of Credit Losses, Net	—	—%	(1)	—%
Other Expenses	2,839		35,158
Total Expenses	14,323	33.5%	47,380	68.7%
Loss before Income Taxes	$(14,150)	137.0%	$(47,332)	126.0%
Provision for Income Taxes	163	100.0%	—	—%
Net Loss	(14,313)	137.7%	(47,332)
Cash Dividend on Redeemable Convertible Preferred Stock	(2,140)	100.0%	(938)	100.0%
Deemed Dividend on Redeemable Convertible Preferred Stock	(2,309)	100.0%	(949)	100.0%
Net Loss Attributable to Common Shareholders	$(18,762)	120.6%	$(49,219)	124.7%

During the years ended December 31, 2015 and 2014, the Corporate and Other segment contributed negligibly to total consolidated revenues.

During the years ended December 31, 2015 and 2014, the Corporate and Other segment contributed $14.3 million and $47.4 million, respectively, or 33.5% and 68.7% to total consolidated expenses. The decrease in total expenses for the year ended December 31, 2015, as compared to the same period for 2014 for this segment is primarily due to the $21.9 million debt termination charge (with the balance of $0.5 million reflected in Hospitality and Entertainment Operations segment) during 2014 resulting from the restructuring and refinancing of the NW Capital debt described elsewhere in this Form 10-K, as well as the decrease in interest expense due to the refinancing of our senior debt in January 2015.

As a result, the Corporate and Other segment contributed to our consolidated net loss in amount of $(14.3) million and $(47.3) million for the years ended December 31, 2015 and 2014, respectively.

Loan Originations, Loan Types, Borrowers and Real Estate Owned and Operating Properties

Lending Activities

As of December 31, 2015, our loan portfolio consisted of six first mortgage loans with a carrying value of $11.1 million. In comparison, as of December 31, 2014, our loan portfolio consisted of nine first mortgage loans with a carrying value of $24.5 million. Given the non-performing status of the majority of our loan portfolio and the suspension of significant lending activities, there was limited loan activity during the years ended December 31, 2015 and 2014. During the year ended December 31, 2015, we originated two loans totaling $14.1 million in connection with the financing of a portion of the sale of certain REO assets. During the fourth quarter of 2015, one of the new loans originated in the amount of $11.0 million was sold. In addition, the Company was assigned one loan in the principal amount of $0.3 million through the purchase of a lien on real property during the year ended December 31, 2015. During the year ended December 31, 2014, we originated three loans in the aggregate principal amount of $21.7 million relating to the financing of a portion of the sale of certain REO assets during 2014. As of December 31, 2015 and 2014, the valuation allowance represented 53.6% and 38.8%, respectively, of the total outstanding loan principal and interest balances. All loans originated in 2015 or 2014 are performing loans as of December 31, 2015.

Changes in the Loan Portfolio Profile

We expect little change in our loan portfolio profile in future periods until we resume lending activities on a meaningful level.

Loan Modifications

We did not have any loan modifications during the year ended December 31, 2015, and we executed one loan modification during the year ended December 31, 2014. Although we have in the past modified certain loans in our portfolio by extending the maturity dates or changing the interest rates thereof on a case by case basis, we do not have in place a specific loan modification program or initiative. Rather, we may seek to modify any loan, in our sole discretion, based on the applicable facts and circumstances, including, without limitation: (i) our expectation that the borrower may be capable of meeting its obligations under the loan, as modified; (ii) the borrower’s perceived motivation to meet its obligations under the loan, as modified; (iii) whether we perceive that the risks are greater to us if the loan is modified, on the one hand, or not modified, on the other hand, and foreclosed upon; (iv) whether the loan is expected to become fully performing within some period of time after any proposed modification; (v) the extent of existing equity in the collateral net of the loan, as modified; (vi) the creditworthiness of the guarantor of the loan; (vii) the particular borrower’s track record and financial condition; and (viii) market based factors regarding supply/demand variables bearing on the likely future performance of the collateral. In the future, we expect to modify loans on the same basis as above without any reliance on any specific loan modification program or initiative.

Geographic Diversification

Our mortgage loans consist of loans where the primary collateral is located in Arizona, California and New Mexico. The concentration of our loan portfolio in Arizona and California, geographic markets where real estate values were severely impacted by the decline in the real estate market in 2008 through 2010, totaled 96.9% and 91.1% at December 31, 2015 and 2014, respectively. Until we resume meaningful lending activities, our ability to diversify the geographic aspect of our loan portfolio remains significantly limited. The change year over year in the geographic diversification of our loans is primarily attributed to the foreclosure and transfer of loans to REO assets.

While our lending activities have historically been focused primarily in the southwestern United States, we remain flexible in further diversification of our investments geographically if attractive opportunities arise when we recommence lending activities at a meaningful level.

 See “Note 3 – Mortgage Investments, Loan Participations and Loan Sales” in the accompanying consolidated financial statements for additional information regarding the geographic diversification of our loan portfolio.

Interest Rate Information

Our loan portfolio includes loans that carry variable and fixed interest rates. All variable interest rate loans are indexed to the Prime rate with interest rate floors. At December 31, 2015 and 2014, the Prime rate was 3.50% and 3.25%, respectively.

At December 31, 2015, four of our six loans were performing and had an average principal balance of $11.1 million and a weighted average interest rate of 10.5%. At December 31, 2014, three of our nine loans were performing and had an average principal balance of $21.5 million and a weighted average interest rate of 8.2%. For additional discussion regarding the impact of pro forma increases or decreases in the Prime rate, see “Quantitative and Qualitative Disclosures about Market Risk” located elsewhere in this Form 10-K.

See “Note 3 – Mortgage Investments, Loan Participations and Loan Sales” in the accompanying consolidated financial statements for additional information regarding interest rates for our loan portfolio.

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

Our borrowers generally consist of land developers, homebuilders, commercial property developers and real estate investors. In general, our loans have historically had a term of three to 24 months and are full-recourse, meaning one or more principals of the borrower personally guarantee the debt. Typically, the borrower is a single purpose entity that consists of one or more members that serve as guarantors to the loan.

Upon maturity of any loan, if the borrower requests an extension of the loan or is unable to pay off our loan or refinance the property, the request is analyzed using our underwriting procedures to determine whether the collateral value remains intact and/or whether an advance of additional interest reserves is warranted. If the value of the collateral does not meet our requirements and the borrower is unable to offer additional concessions, such as additional collateral, we typically begin enforcement proceedings which may result in foreclosure. Valuation of the underlying collateral for all loans is subject to quarterly analysis to determine whether any provision for credit loss is warranted. If a loan enters default status and is deemed to be impaired because the underlying collateral value is insufficient to recover all loan amounts due, we generally cease the capitalization of interest into the loan balance.

We also generally classify loans into categories based on the underlying collateral’s projected end-use for purposes of identifying and managing loan concentration and associated risks. As of December 31, 2015, the original projected end-use of the collateral under our loans was comprised of 65.9% residential, 31.4% mixed-use and the balance for commercial. As of December 31, 2014, the original projected end-use of the collateral under our loans was comprised of 46.4% residential, 51.2% mixed-use and the balance for commercial.

Until resumption of meaningful lending activities, the concentration of loans by type of collateral and end-use is expected to remain consistent within our current portfolio. As of December 31, 2015 and 2014, the change in concentration of loans by type of collateral and end-use was primarily a result of loan foreclosures.

We intend to continue the process of disposing of a significant portion of our existing assets, individually or in bulk, and to utilize the proceeds for operating purposes or, to the extent excess funds are available, to reinvest the proceeds from such dispositions in our target assets.

At December 31, 2015 and 2014, the entire balance of the valuation allowance was attributable to residential-related projects.

See “Note 3 – Mortgage Investments, Loan Participations and Loan Sales” in the accompanying consolidated financial statements for additional information regarding the classification of our loan portfolio.

Changes in the Portfolio Profile — Scheduled Maturities

The outstanding principal and interest balance of mortgage loans, net of the valuation allowance, as of December 31, 2015, have scheduled maturity dates within the next several quarters as follows:

Quarter	Principal and Interest Balance	Percent
Matured	$12,682	52.8%
Q1 2016	7,800	32.4%
Q4 2016	3,166	13.2%
Q1 2020	45	0.2%
Thereafter	346	1.4%
Total	24,039	100.0%
Less: Valuation Allowance	(12,892)
Net Carrying Value	$11,147

The entire balance of loans past scheduled maturity as of December 31, 2015 matured during 2008.

See “Note 3 – Mortgage Investments, Loan Participations and Loan Sales” in the accompanying consolidated financial statements for additional information regarding loan modifications.

Loans Serving as Collateral for Borrowings

During the fourth quarter of 2015, a wholly-owned subsidiary of the Company borrowed $5.4 million pursuant to a non-revolving credit facility with the Banc of California, National Association (the “BOC Facility”). The BOC Facility was secured by a $7.2 million mortgage receivable (the “Serramonte Note”). The Serramonte Note was included in Mortgage Loans Held for Sale, Net, in the accompanying Consolidated Balance Sheets, and had a carrying value of $7.1 million at December 31, 2015. Under the terms of the BOC Facility, all income and proceeds from the Serramonte Note, including all interest and principal payments, were to be remitted immediately to Banc of California. The Serramonte Note and BOC Facility were both repaid in full subsequent to December 31, 2015.
Operating Properties and Real Estate Held for Development or Sale

REO assets are reported as either operating properties, REO assets held for development, REO assets held for sale or other REO depending on whether we plan to hold the operating assets, develop the land-related assets prior to selling them, sell the asset in the immediate future, hold the asset until its highest and best use is determined, and whether they meet the criteria to be classified as held for sale under GAAP. The estimation process involved in the valuation of REO assets is inherently uncertain since it requires us to make estimates of future events and current and future market conditions. Our estimate of fair value is based on our intent regarding the proposed development of the related asset, if deemed appropriate, as opposed to a sale of such property on an as-is basis. In such cases, we evaluate whether we have the intent, resources and ability to carry out the execution of our disposition strategy under normal operating circumstances, rather than a forced disposition due to liquidity pressure. Economic, market, environmental and political conditions, such as exit prices and absorption rates, may affect management’s plans for development and marketing of such properties. In addition, the implementation of such plans could be affected by the availability of financing for development and construction activities if such financing is required. Accordingly, the ultimate realization of our carrying values of our real estate properties is dependent upon future economic and market conditions, the availability of financing, and the resolution of political, environmental and other related issues, many of which are beyond our control.

At December 31, 2015, we held total operating properties and REO assets of $152.9 million, of which $3.7 million were held for development, $5.3 million were held for sale, $116.2 million were held as operating properties and $27.7 million were classified as other real estate owned. At December 31, 2014, we held REO assets of $145.4 million, of which $8.2 million were held for development, $53.7 million were held for sale, and $83.5 million were held as operating properties. All our REO assets are located in California, Texas, Arizona, Minnesota and New Mexico.

During the year ended December 31, 2015, we acquired two REO assets resulting from foreclosure of the related loans. In addition, during 2015, we were awarded certain real estate assets and equity interests in a number of limited liability companies and limited partnerships with various real estate holdings and related assets in connection with certain guarantor enforcement and collection activities. Certain of these entities have been consolidated in the accompanying consolidated financial statements based on our determination of the Company’s controlling financial interest in each such entity.

During the year ended December 31, 2015, we transferred portions of certain REO assets previously held for development into operating properties as phase one of our residential leasing project located in Apple Valley, Minnesota began leasing operations in November 2015. The second phase of this project commenced leasing operations in March 2016. Also during the year ended December 31, 2015, we sold our commercial medical office building that was previously classified as held for sale. During the year ended December 31, 2015, we transferred certain assets from REO held for sale to other REO, which did not meet the held for sale criteria under GAAP. Other REO includes those assets which are generally available for sale but, for a variety of reasons, are not currently being marketed for sale as of the reporting date, or those which are not expected to be disposed of within 12 months. Aside from these reclassifications, there were no material changes with respect to REO classifications or planned development during the year ended December 31, 2015 other than as a result of REO asset sales.

During the year ended December 31, 2014, we executed a series of transactions to purchase certain residential land in a master planned community that was located contiguous to other parcels previously acquired by the Company through foreclosure. The combined cost basis of the newly acquired parcels totaled $9.4 million. Shortly after the purchase of these assets, we sold the entire aggregation of the five new and previously owned parcels to a homebuilder for a net sales price of $19.0 million and realized a net gain of $5.6 million. In addition, during the year ended December 31, 2014, we transferred one REO asset that was previously held for sale to REO held for development based on management’s plan to develop the property as a multi-family residential project. We also transferred certain REO assets that were previously held for development to REO held for sale based on a contract with a homebuilder to take down certain residential lots. During the year ended December 31, 2014, we also entered into a contract to sell a commercial office building previously accounted for as an operating property, which sale ultimately closed in the third quarter of 2015.

We continue to evaluate various alternatives for the ultimate disposition of our REO assets, including partial or complete development of the properties prior to sale or disposal of the properties on an as-is basis. Project development alternatives may include, either through joint venture or on a project management basis, the development of the project through entitlement prior to sale, completion of various improvements or complete vertical construction prior to sale. For additional information regarding these properties, see Item 2. “Business — Properties.”

REO Sales

We are actively marketing REO assets held for sale with the expectation that such assets will sell within a 12 month time frame. We are also periodically approached on an unsolicited basis by third parties expressing an interest in purchasing certain REO assets that may not be classified as held for sale. However, except for those REO assets designated for sale, management has not developed or adopted any formal plan to dispose of these assets or such assets do not meet one or more of the GAAP criteria as being classified as held for sale (e.g., the anticipated disposition period may extend beyond one year). During the year ended December 31, 2015, we sold 24 REO assets (or portions thereof) for $34.0 million (net of selling costs), of which we financed $14.1 million, resulting in a net loss on disposal of approximately $0.3 million. During the year ended December 31, 2014, we sold 15 REO assets or portions thereof for $76.8 million (net of selling costs) for a gain of $16.5 million. In addition to the sale of the REO assets described above, during the year ended December 31, 2014, we surrendered certain REO assets with a carrying value of $4.8 million in satisfaction of related liabilities totaling $8.1 million, resulting in a gain on disposal of $3.3 million.

Operating Property and REO Operations and Planned Development

Costs and expenses related to operating, holding and maintaining our operating properties and REO assets are expensed as incurred and included in operating property direct expenses and expenses for non-operating real estate owned in the accompanying consolidated statements of operations, which totaled $25.0 million and $24.4 million for the years ended December 31, 2015 and 2014, respectively. Costs related to the development or improvements of the Company’s real estate assets are generally capitalized and costs relating to holding the assets are generally charged to expense. Cash outlays for capitalized development costs totaled $30.2 million and $6.8 million during the years ended December 31, 2015 and 2014, respectively.

During the year ended December 31, 2014, the Company, through a wholly owned subsidiary, formed a joint venture, Southwest Acquisitions, LLC (“Southwest JV”), with a third party developer, Titan Investments, LLC (“Titan”), for the purpose of holding and developing certain real property for a planned multi-family residential housing and retail development located in the Minneapolis suburb of Apple Valley to be known as Parkside Village (the “Apple Valley Project”). The first phase of the Apple Valley Project consists of a 196-unit multi-family residential housing development known as Gabella. The joint venture created a wholly-owned subsidiary, IMH Gabella, LLC, (“IMH Gabella”) to hold the Gabella assets and enter into related agreements. One half of the Gabella units commenced leasing operations during the fourth quarter of 2015. The second phase, consisting of 98 units, was completed and commenced leasing operations in March 2016.

A wholly owned subsidiary of the Company is the managing member of, and holds a 93% ownership interest in, Southwest JV. Titan holds a 7% ownership interest in Southwest JV with the right to acquire an additional 3.2% profits-only interest based upon the satisfaction of certain budget and completion milestones with respect to the Gabella project. The Company has the power and authority to govern the business of Southwest JV, subject to certain conditions.

Upon formation of Southwest JV, we contributed certain land, made certain cash equity contributions and IMH Gabella secured a construction loan in the amount of $24.0 million for which the Company provided a completion, repayment and carve-out guarantee. Funding of the construction loan commenced during the second quarter of 2015 when the Company completed the $11.5 million equity funding required under the loan. The Company has no further capital contribution requirements under the loan. In the event that certain specified occupancy targets are met, Titan has the right to have its interests repurchased by Southwest JV and, conversely, Southwest JV has certain rights to redeem Titan’s interest in the event Titan fails to exercise those put rights within a specified time. Generally, income or loss is allocated between the Company and Titan in accordance with their respective interests in Southwest JV. Upon the sale of Gabella, the sales proceeds shall be distributed first to the Company in an amount equal to its capital contributions less any previous distributions it may have received, and then to the Company and Titan in accordance with their respective interests in Southwest JV. See Part II, Item 7. - “Important Relationships Between Capital Resources and Results of Operations - Current and Anticipated Borrowings” for additional information regarding the terms of the construction loan.

Commencing in the second quarter of 2015, the Company undertook several capital improvement programs at its hotel properties and restaurants located in Sedona, Arizona. The initial budget contemplated total expenditures of $6.3 million. While the original project was substantially completed by the end of 2015, the Company elected to increase the scope of this capital improvement program by approximately $4.3 million, for a total of $10.6 million. This project is expected to be completed by the end of the first half of 2016. Due to the seasonality of our hospitality operations, we do not expect the on-going renovations to have a material impact on occupancy and related revenues.

The nature and extent of future costs for our REO properties depends on the holding period of such assets, the level of development undertaken, our projected return on such holdings, our ability to raise funds required to develop such properties, the number of additional foreclosures and other factors. While substantially all our assets are generally available for sale, we continue to evaluate various alternatives for the ultimate disposition of these investments, including partial or complete development of the properties prior to sale or disposal of the properties on an as-is basis.

REO Classification

As of December 31, 2015, approximately 17% of our REO assets were planned for development of residential real estate, 21% was planned for mixed-used real estate development, and 62% was planned for commercial or industrial use. As of December 31, 2014, approximately 23% of our REO assets were originally planned for development of residential real estate, 8% was planned for mixed-used real estate development, and 69% was planned for commercial or industrial use. We continue to evaluate our use and disposition options with respect to these assets. The real estate held for sale consists of improved and unimproved residential lots, completed residential units and completed commercial properties located in California, Arizona, Texas and New Mexico.

We intend to continue the process of disposing of a significant portion of our existing assets, individually or in bulk, which may result in the further reclassification of an additional portion of our REO assets as held for sale.

See “Note 4 – Operating Properties and Real Estate Held for Development or Sale” in the accompanying consolidated financial statements for additional information.

Equity Investments

Variable Interest Entities

The determination of whether the assets and liabilities of a variable interest entity (“VIE”) are consolidated on our balance sheet (also referred to as on-balance sheet) or not consolidated on our balance sheet (also referred to as off-balance sheet) depends on the terms of the related transaction and our continuing involvement with the VIE. We are deemed the primary beneficiary and therefore consolidate VIEs for which we have both (a) the power, through voting rights or similar rights, to direct the activities that most significantly impact the VIE's economic performance, and (b) a variable interest (or variable interests) that (i) obligates us to absorb losses that could potentially be significant to the VIE; and/or (ii) provides us the right to receive residual returns of the VIE that could potentially be significant to the VIE. We determine whether we hold a variable interest in a VIE based on a consideration of the nature and form of our involvement with the VIE. We assess whether we are the primary beneficiary of a VIE on an ongoing basis.

In addition to Southwest JV, we have equity investments in other partnerships and joint ventures which are described below.

Lakeside Investment

In the fourth quarter of 2015, the Company, through a wholly owned subsidiary, formed a joint venture, Lakeside DV, LLC (“Lakeside JV”), with a third party developer, Park City Development, LLC (“PCD”), for the purpose of acquiring, holding and developing certain real property located in Park City, Utah. PCD is the managing member of the Lakeside JV and conducts its day-to-day operations. Under the Lakeside JV operating agreement, the Company agreed to contribute up to $4.2 million for a 90% interest in Lakeside JV, while PCD agreed to contribute up to $0.5 million for a 10% interest. In accordance with applicable accounting standards, the Company does not consolidate the financial results of Lakeside JV. Rather, Lakeside JV is accounted for under the equity method of accounting.

As of December 31, 2015, the Company had contributed $3.4 million to Lakeside JV and is required to contribute an additional $0.8 million, to be funded as needed by Lakeside JV. Equity balances are subject to a 12% preferred return, compounded quarterly. During 2015, the Company elected to syndicate $1.7 million of its investment to several investors (“Syndicates”), some of which are related parties of the Company. Cash flows are to be distributed first in proportion to the preferred equity investment, including the preferred return, then to the extent of additional capital contributions made by the members. Thereafter, cash flows are to be distributed at varying rates as certain return hurdles are achieved. Aside from a 2% management fee payable to the Company from Lakeside JV, cash flow distributions to the Syndicates are calculated on the same basis as the cash flow distributions to the Company.

While the fair value of the unimproved real estate holdings of Lakeside JV is $4.7 million (of which 90% is $4.1 million) as of December 31, 2015, the Company’s maximum exposure to loss in Lakeside JV as of December 31, 2015 is $2.5 million.

Lakeside JV commenced operations during the fourth quarter of 2015. Since activities during that period were minimal, no earnings or loss on the Company’s equity investment were recorded in the accompanying consolidated statements of operations for the year ended December 31, 2015.

Equity Interests Acquired through Guarantor Recoveries

During the second quarter of 2015, the Company, through certain subsidiaries, obtained certain real estate assets and equity interests in a number of limited liability companies and limited partnerships with various real estate holdings and related assets as a result of certain guarantor enforcement and collection efforts. Several of the limited liability companies and partnerships hold interests in real property and are now co-owned with various unrelated third parties. Certain of these entities have been consolidated in the accompanying consolidated financial statements while others have been accounted for under the equity method of accounting, based on the extent of the Company’s controlling financial interest in each such entity.

The assets of the foregoing entities include primarily unimproved real estate and rights to develop water located in the Southwestern United States. The Company does not consolidate the foregoing entities because the Company and the other owners of equity interests in these entities share decision making abilities and have joint control over the entities, and/or because the Company does not control the activities of the entities. Under the court-approved settlement pursuant to which the Company obtained these equity interests, the Company does not have any obligation to fund the outstanding liabilities or working capital needs of these entities. The Company’s interests in these entities range from 2.4% to 48.0% and, collectively, the Company’s net investment in these entities totals $3.1 million at December 31, 2015.

See “Note 5 – Equity Investments” in the accompanying consolidated financial statements for additional information.

Important Relationships Between Capital Resources and Results of Operations

Summary of Existing Loans in Default

Our loan defaults at December 31, 2015 consist of impaired legacy mortgage loans. At December 31, 2015, two of our six loans were in default, both of which were past their respective scheduled maturity dates. The principal and accrued interest on these loans were fully reserved at December 31, 2015. At December 31, 2014, six of our nine loans with a carrying value of $3.0 million were in default, all six of which were past their respective scheduled maturity dates. Of the six loans that were in default at December 31, 2014, two of these loans remained in default status as of December 31, 2015, two loans were foreclosed upon and transferred to REO, and two loans were sold.

During the year ended December 31, 2015, we completed foreclosure on two loan assets and transferred the underlying collateral to REO held for sale. We are exercising enforcement action which could lead to foreclosure or other disposition upon the remaining loans in default, but we have not completed foreclosure on any such loans subsequent to December 31, 2015. The timing of foreclosure on the remaining loans is dependent on several factors, including applicable state statutes, potential bankruptcy filings by the borrowers, our ability to negotiate a deed-in-lieu of foreclosure and other factors.

See “Note 3 – Mortgage Investments, Loan Participations and Loan Sales” in the accompanying consolidated financial statements for additional information regarding loans in default.

Valuation Allowance and Fair Value Measurement of Loans and Real Estate Held for Sale

We perform a valuation analysis of our loans, REO held for sale, Other REO and equity investments not less frequently than on a quarterly basis. Evaluating the collectability of a real estate loan is a matter of judgment. We evaluate our real estate loans for impairment on an individual loan basis, except for loans that are cross-collateralized within the same borrowing groups. For cross-collateralized loans within the same borrowing groups, we perform both an individual loan evaluation as well as a consolidated loan evaluation to assess our overall exposure to those loans. In addition to this analysis, we also complete an analysis of our loans as a whole to assess our exposure for loans made in various reporting periods and in terms of geographic diversity. The fact that a loan may be temporarily past due does not result in a presumption that the loan is impaired. Rather, we consider all relevant circumstances to determine if, and the extent to which, a valuation allowance is required. During the loan evaluation, we consider the following matters, among others:

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

Similarly, REO assets that are classified as held for sale or Other REO are measured at the lower of carrying amount or fair value, less estimated cost to sell. REO assets that are classified as operating properties or held for development are considered “held and used” and are evaluated for impairment when circumstances indicate that the carrying amount exceeds the sum of the undiscounted net cash flows expected to result from the development or operation and eventual disposition of the asset. If an asset is considered impaired, an impairment loss is recognized for the difference between the asset’s carrying amount and its fair value, less estimated cost to sell. If we elect to change the disposition strategy for our real estate held for development, and such assets were deemed to be held for sale, we may record additional impairment charges, and the amounts could be significant.

We assess the extent, reliability and quality of market participant inputs such as sales pricing, cost data, absorption, discount rates, and other assumptions, as well as the significance of such assumptions in deriving the valuation. We generally employ one of five valuation approaches (as applicable), or a combination of such approaches, in determining the fair value of the underlying collateral of each loan, REO held for sale and Other REO asset: the development approach, the income capitalization approach, the sales comparison approach, or the receipt of recent offers on specific properties.

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

Factors Affecting Valuation

The underlying collateral of our loans, our REO held for sale and Other REO assets vary by stage of completion, which consists of either raw land (also referred to as pre-entitled land), entitled land, partially developed, or mostly developed/completed lots or projects. We recorded significant impairment losses between 2008 and 2010 as a result of major disruptions in the real estate and capital markets during that period, and the resulting high volatility of real estate values, which was largely based on independent third party valuation reports obtained. Subsequent to 2010, we noted indications that a stabilizing trend in real estate market values began to unfold and, in certain circumstances, improved for some markets. As a result, in more recent periods and during the years ended December 31, 2015 and 2014, we reduced the extent to which we utilized independent third-party valuation firms to assist with our analysis of fair value of the collateral supporting our loans and REO. While we continue to utilize third party valuations for selected assets on a periodic basis as circumstances warrant, we rely primarily on our asset management consultants and internal staff to gather available market participant data from independent sources to establish assumptions used to derive fair value of the collateral supporting our loans and real estate owned for a majority of our loan and REO assets.

Our fair value measurement is based on the highest and best use of each property which is generally consistent with our current use for each property subject to valuation. In addition, our assumptions are established based on assumptions that believe market participants for those assets would also use. During the years ended December 31, 2015 and 2014, we performed both a macro analysis of market trends and economic estimates, as well as a detailed analysis on selected significant loan and REO assets. In addition, our fair value analysis includes a consideration of management’s pricing strategy in disposing of such assets.

As part of its on-going monitoring of economic and inflationary developments in regards to its monetary policy, the Federal Reserve in the fourth quarter of 2015 determined that economic activity had been expanding at a moderate pace. This determination was based on trends in various factors including its findings that household spending and business fixed investment have been increasing at solid rates, further improvements in the housing sector, and ongoing job gains and declining unemployment. In light of these and other considerations, the Federal Reserve raised the target range for the federal funds rate to 0.25% - 0.50%.

The Federal Reserve indicated that the timing and size of any future adjustments to the federal funds rate will be based on its assessment of economic conditions and will take into account a wide range of information. The Federal Reserve has stated its expectation that economic conditions will evolve in a manner that will warrant only gradual increases in the federal funds rate.

As such, we expect housing demand and real estate in general to continue to improve slightly or remain relatively stable over the short-term, but do not expect that it will likely improve substantially until the general economy strengthens and the housing market shows a longer trend of ongoing recovery.

Selection of Single Best Estimate of Value

The results of our valuation efforts generally provide a range of values for the collateral and REO assets valued rather than a single point estimate because of variances in the potential value indicated from the available sources of market participant information. The selection of a value from within a range of values depends upon general overall market conditions as well as specific market conditions for each property valued, its stage of entitlement or development and management’s strategy for disposing of the asset.

In selecting the single best estimate of value, we consider the information in the valuation reports, credible purchase offers received and agreements executed, as well as multiple observable and unobservable inputs and management’s intent.

See “Note 6 – Fair Value” in the accompanying consolidated financial statements for a summary of procedures performed during the year ended December 31, 2015.

Valuation Conclusions

During the year ended December 31, 2015, we recorded total net recoveries of prior credit losses totaling $10.7 million. Of the $10.7 million total recoveries recorded, $0.3 million consists of non-cash recoveries of prior credit loss resulting from the valuation analysis performed on our loan portfolio, and $10.4 million resulted from the collection of cash and other assets from guarantors on certain legacy loans during the year ended December 31, 2015.

During the year ended December 31, 2014, we recorded a net recovery of prior credit losses totaling $2.8 million, which included a $1.8 million non-cash provision for credit losses as a result of the valuation analysis on our loan portfolio, and related specifically to a negotiated reduced payoff of one of our outstanding loans at an amount below its carrying value, and the fair value of underlying collateral of certain loans. This provision for credit loss was offset by recoveries of credit losses of $4.6 million relating to cash and other asset collections from certain guarantors for which an allowance for credit loss had been previously recorded.

In addition, during the years ended December 31, 2015 and 2014, we recorded impairment charges of $3.7 million and $4.7 million, respectively, relating to the further write-down of certain REO assets. The impairment charges for 2015 and 2014 related primarily to management’s decision to implement a more aggressive pricing strategy to sell our REO assets and generate liquidity for the Company.

As of December 31, 2015, the valuation allowance totaled $12.9 million, representing 53.6% of the total outstanding loan principal and accrued interest balances. As of December 31, 2014, the valuation allowance totaled $15.6 million, representing 38.8% of the total outstanding loan principal and accrued interest balances. The reduction in the valuation allowance in total is attributed to the sale of the loans to which the valuation allowance was recorded.

With the existing valuation allowance recorded on our loans and impairments recorded on our REO assets as of December 31, 2015, we believe that, as of that date, the fair value of our loans and REO is adequate in relation to the net carrying value of the related assets and that no additional valuation allowance or impairment is considered necessary. While the above results reflect our assessment of fair value as of December 31, 2015 and 2014 based on currently available data, we will continue to evaluate our loans in 2016 and beyond to determine the adequacy and appropriateness of the valuation allowance and impairment balances. Depending on market conditions, such updates may yield materially different values and potentially increase or decrease the valuation allowance for loans or impairment charges for REO assets.

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

The valuation of our REO assets is based on our intent and ability to execute our disposition plan for each asset and the proceeds to be derived from such disposition, net of estimated selling costs, in relation to the carrying value of such assets. REO assets which we will likely dispose of without further development are valued on an “as is” basis based on current valuations using comparable sales. If we have the intent and ability to develop the REO asset over future periods in order to realize a greater value, we perform a valuation on an “as developed” basis, net of estimated selling costs but without discounting of cash flows, to determine whether any impairment exists. We do not write up the carrying value of real estate assets held for development if the proceeds from disposition are expected to exceed the carrying value of such assets. Rather, any gain from the disposition of such assets is recorded at the time of sale. REO assets that are classified as held for sale are measured at the lower of carrying amount or fair value, less estimated cost to sell.

If we elected to change the disposition strategy for our real estate held for development or our operating properties, and such assets were classified as held for sale, we might be required to record additional impairment charges, although such amounts are not expected to be significant based on the previous impairment adjustments recorded. As of December 31, 2015 and 2014, substantially all of our REO carrying value assets are based on an “as is” valuation. We believe the estimated net realizable values of such properties equal or exceed the current carrying values of our investment in the properties as of December 31, 2015.

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

Current and Anticipated Borrowings

Senior Debt Restructuring and Refinancing

In fiscal 2014, we had begun the process of refinancing our senior secured loans from NW Capital. This process was completed in the first quarter of 2015 when the Company, through certain of its subsidiaries, entered into a series of loan agreements, promissory notes and related agreements with Calmwater to borrow a total of $78.8 million, consisting of the $50.0 million Sedona Loan and the $28.8 million REO Loans. The proceeds of the Calmwater financing were used to fully satisfy the remaining balance of the NW Capital loan and a $24.8 million loan previously secured by our Sedona hotel assets, as well as to provide us with additional working capital for our development activities and operational costs.

The general terms of the respective loans are as follows:

•
There is a $50.0 million non-recourse loan secured by first liens on the Company’s two operating hotel properties and restaurant located in Sedona, Arizona (“the Sedona Loan”). The Sedona Loan requires interest only payments beginning on March 1, 2015 and bears annual interest at a base equal to the sum of: (i) the greater of (A) 0.50% per annum or (B) LIBOR (as defined) plus (ii) 6.75% per annum. In connection with the Sedona Loan, the Company entered into an interest rate cap agreement for the initial two-year term of the loan with a LIBOR-based strike rate, which the Company elected to expense upon execution. The Sedona Loan has a maturity date of February 1, 2018 with an option by the Company to extend the maturity date for two consecutive 12-month periods, provided that 1) there are no outstanding events of default, 2) the Company obtains an extended interest rate cap agreement and 3) the Company complies with the other applicable terms set forth in the loan agreement including the payment of an extension fee of $0.5 million. The Sedona Loan is subject to a non-recourse carve-out guaranty by the Company which also includes a guarantee of completion of certain capital improvements at the Company’s hotel properties.

The Sedona Loan contains customary affirmative and negative covenants, including covenants relating to the minimum net worth of the Company, a minimum DSCR, and a minimum NOI. Subsequent to December 31, 2015, we defaulted on the DSCR and NOI requirements, for which the lender provided a one-time forbearance. The Sedona Loan also requires the Company to fund customary annual interest, tax, and insurance reserve accounts, each of which are pledged as additional collateral. Additional reserves also are required in connection with certain scheduled capital improvements that commenced during the second quarter of 2015. The Sedona Loan also contains customary events of default, the occurrence of which could result in the acceleration of the obligations under the loan and, under certain circumstances, the application of a default interest rate during the existence of an event of default at a rate equal 5.0% in excess of the note rate. The Company is permitted to make optional prepayments at any time, subject to a yield maintenance prepayment fee if the prepayment is made prior to February 1, 2016 and a .50% prepayment premium if paid prior to February 1, 2017, and other conditions set forth in the loan agreement. Thereafter, the Company may prepay the Sedona Loan in full or in part without yield maintenance fees or prepayment premium costs.

•
There also is a $24.4 million non-recourse loan (“Asset Loan 1”) secured by a) first liens on certain operating and non-operating real estate assets owned by affiliates of the Company, b) pledges by certain Company affiliates of their interests in certain mortgage loan documents evidencing payment obligations owed to such affiliates and c) the Company’s membership interest in IMH Gabella. Asset Loan 1 requires interest only payments beginning on March 1, 2015 and bears annual interest at a base equal to the sum of: (i) the greater of (A) 0.50% per annum or (B) LIBOR (as defined) plus (ii) 8.5% per annum. Asset Loan 1 has a maturity date of February 1, 2017, with an option by the Company to extend the maturity date for one 12-month period, provided that there are no outstanding events of default and the Company complies with the other applicable terms set forth in the loan agreement, including the payment of an extension fee of

1% of the outstanding principal balance. Asset Loan 1 is subject to a non-recourse carve-out guaranty by the Company which also includes a guarantee of completion of certain entitlement work at a property located in Buckeye, Arizona. This loan was repaid in full in the fourth quarter of 2015.

•
There also is a $4.4 million non-recourse loan (“Asset Loan 2”) secured by a) first liens on certain operating and non-operating real estate assets owned by affiliates of the Company and b) pledges by certain Company affiliates of their interests in certain mortgage loan documents evidencing payment obligations owed to such affiliates. Asset Loan 2 requires interest only payments beginning on March 1, 2015 and bears annual interest at a base equal to the sum of: (i) the greater of (A) 0.50% per annum or (B) LIBOR (as defined) plus (ii) 8.5% per annum. Asset Loan 2 has a maturity date of February 1, 2017 with an option by the Company to extend the maturity date for one 12-month period provided that there are no outstanding events of default, and the Company complies with the other applicable terms in the loan agreement, including the payment of an extension fee of 1% of the outstanding principal balance. Asset Loan 2 is subject to a non-recourse carve-out guarantee by the Company, which also includes a guarantee by the Company of completion of certain entitlement work at certain properties located in Minnesota and Arizona, and a guarantee of completion of certain construction defect remediation at a property located in Albuquerque, New Mexico. This loan was repaid in full in the fourth quarter of 2015.

During the fourth quarter of 2015, we fully retired Asset Loan 1 and Asset Loan 2 using proceeds generated through the sale of various assets. As a result of these refinancing efforts, we retired a significant portion of our high interest debt and intend to seek new market-rate leverage in 2016 to improve returns on our portfolio.

Convertible Notes Payable/Exit Fee Payable

In June 2011, we entered into and closed funding of a $50.0 million senior secured convertible loan with NW Capital. The loan was originally scheduled to mature on June 6, 2016 and bore contractual interest at a rate of 17% per year. The NW Capital loan agreement also contained certain restrictive covenants which required NW Capital’s consent as a condition to our taking certain actions. The restrictive covenants related to our ability to sell or encumber our assets, issue additional indebtedness, restructure or modify our ownership structure, settle litigation over $10.5 million, enter into new material agreements and other operational matters.

On July 24, 2014, the Company entered into a series of agreements and transactions in connection with the partial refinancing and restructuring of the NW Capital loan pursuant to a payoff agreement, as amended (“Payoff Agreement”). Pursuant to the Payoff Agreement, the Company and NW Capital entered into certain amendments to the NW Capital loan (collectively, the “Modified Loan”).

During the first quarter of 2015, we secured replacement financing and repaid the Modified Loan in full.

Exchange Notes

We were required under the terms of a class action settlement to effect an offering to issue up to $20.0 million in five-year, 4%, unsecured notes to participating shareholders in exchange for common stock held by such shareholders at a price of $8.02 per share (“Exchange Offering”). The Exchange Offering was completed in April 2014 and we issued Exchange Offering notes (“EO Notes”) to participating shareholders with a face value of $10.2 million, which were recorded by the Company at fair value of $6.4 million based on an imputed effective yield of such notes of 14.6% (as compared to the note rate of 4%) resulting in a debt discount of $3.8 million. At December 31, 2015, the $2.8 million balance of this debt discount is reflected as a debt discount in the accompanying consolidated financial statements and is being amortized as an adjustment to interest expense using the effective interest method over the term of the EO Notes. The amortized discount added to the principal balance of the EO Notes during the year ended December 31, 2015 totaled $0.6 million. Interest is payable quarterly in arrears each January, April, July and October. The EO Notes mature on April 28, 2019, and may be prepaid in whole or in part without penalty at the option of the Company. Subject to certain minimum cash and profitability conditions, the Company may be required to prepay 50% of the outstanding principal balance of the EO Notes on April 29, 2018.

Gabella Construction Loan

During the year ended December 31, 2014, IMH Gabella secured a $24.0 million construction loan in connection with the Gabella development (the “Construction Loan”) pursuant to a loan agreement entered into between IMH Gabella and Bank of the Ozarks (“Ozarks”). In addition to the funds provided by the Construction Loan, the Gabella project’s development costs were financed through the Company’s equity contribution of $11.5 million consisting of entitled land and cash. The equity funding requirement was satisfied in the second quarter of 2015, and IMH Gabella made draws totaling $16.9 million on the Construction Loan during the year ended December 31, 2015. The Construction Loan is secured by a first lien mortgage on Gabella as well as certain adjacent parcels that are planned for future development, improvements thereon, and an assignment of rents and revenues. As of December 31, 2015, the total carrying value of the land and improvements totaled $27.8 million. Unless there is an event of default, the Construction Loan bears annual interest at the greater of (i) three-month LIBOR plus 375 basis points or (ii) 4.25%. The loan matures October 20, 2017, provided, however, that the initial term may be extended for two additional one-year terms subject to the satisfaction of certain conditions, including the payment of an extension fee equal to 0.25% of the then outstanding principal balance of the Construction Loan. Interest only payments on the outstanding principal commenced on November 1, 2014. Monthly payments of principal and interest will commence on the earlier of (i) November 1, 2016 and (ii) the first month following stabilization (as defined in the loan agreement). The Construction Loan is subject to certain financial covenants, one of which is a requirement that the Company maintain a minimum net worth of $50.0 million throughout the term of the loan. The Construction Loan is also subject to a completion and repayment carve-out guarantee by the Company and requires a minimum liquidity balance of $7.5 million which commenced on the initial construction draw in April 2015.

In November 2015, the lender agreed to reduce the Company’s minimum liquidity balance requirement to $4.0 million for a period of 120 days.  This temporary reduction in our minimum liquidity balance requirement expired in March 2016 and we do not currently satisfy the $7.5 million liquidity requirement. As a result, we are in default under the terms of our guaranty. While the lender has, to date, not taken any enforcement action with respect to this default, our failure to meet the minimum liquidity covenant in our guaranty, among other things, (i) entitles the lender to declare the entire construction loan outstanding principal and interest immediately due and payable and require that all cash receipts of the property be remitted to an account subject to the control and release by the lender; (ii) constitutes a default under other loan obligations and our Certificate of Designation; and (iii) may cause other third parties to terminate their business relationships with us, any one of which would have a materially adverse effect on our operations and financial conditions. While we expect to cure this default prior to the occurrence of any such events, there is no assurance that we will be able to do so or that adequate cash and cash equivalents will be available to meet our future operating or capital requirements.

In the event of prepayment of the Construction Loan within two years from the initial funding date, a prepayment penalty shall be due equal to two years of interest less non-default interest paid through the prepayment date. Thereafter, the Construction Loan may be pre-paid without penalty.

Other Notes Payable Activity

During 2013, we assumed a $24.8 million note in connection with a deed-in-lieu of foreclosure secured by certain hotel operating properties. The note bore annual interest of 8.0%, with required monthly payments of principal and interest and the outstanding principal due at maturity on March 28, 2017. During the first quarter of 2015, we secured replacement financing, paying off the note in full plus a $0.5 million prepayment penalty.

In connection with the Gabella project, we entered into, among other agreements, a business subsidy agreement and related loan agreement dated March 29, 2013, as amended on July 10, 2014, with the Apple Valley Economic Development Authority (“EDA”). Under the terms of the business subsidy agreement, the EDA agreed to advance to us up to $1.1 million as a loan, but in no event to exceed the amount received from Dakota County, Minnesota for the statutory penalty and interest on special assessment taxes which were assessed on the property for the tax years 2007 through 2011, which have been paid in full as of December 31, 2015. The EDA loan bears interest at the rate of 6.0% per annum which accrues until the loan terms are satisfied or paid in full. Under the terms of the business subsidy agreement, if we complete the Gabella project by no later than April 30, 2016, and certain other conditions are satisfied, the EDA will forgive the loan in its entirety upon receipt of the final certificate of occupancy. If we do not meet certain specified development goals, the loan and all accrued unpaid interest must be repaid on or before December 31, 2017. Construction of the project was completed in March 2016 and we have received temporary certificate of occupancy, and we believe we will meet the other requirements of the business subsidy agreement that will result in forgiveness of the loan in 2016. Under the business subsidy agreement, we are not allowed to sell, transfer or otherwise convey all or part of the property for a period of five years following completion without the prior written consent of EDA. As of December 31, 2015 and 2014, the total amount advanced to us under the EDA loan was $0.8 million.

In conjunction with Gabella project described above, we also entered into a settlement agreement in June 2012 with the local municipality relating to outstanding past due property taxes, penalties and interest on various parcels totaling $3.7 million and bearing annual interest of 10%. Under the terms of the settlement agreement, we were required to make annual payments over either a five or ten year period, depending on the parcel. The outstanding balance of the settlement obligation totaled $0.5 million at December 31, 2014 and was completely satisfied during the first quarter of 2015.
During the fourth quarter of 2015, a wholly-owned subsidiary of the Company borrowed $5.4 million pursuant to a loan agreement with the Banc of California, National Association (“BOC”) for a non-revolving credit facility (the “BOC Facility”) pursuant to which the Company drew down the full amount of the BOC Facility. The BOC Facility is secured by a $7.2 million mortgage receivable, matures on April 30, 2016 and bears interest at a per annum rate equal to the greater of (i) the prime rate as published by The Wall Street Journal (WSJ Primate Rate) plus 1.25%, or (ii) 4.5%. The BOC Facility is guaranteed by the Company. During the first quarter of 2016, the loan was repaid in full.
In addition, during the fourth quarter of 2015, we purchased real estate located in New Mexico that was previously owned by certain partnerships in which the Company was awarded equity interests. As part of this transaction, the seller financed $5.9 million. The note bears an interest rate of the WSJ Prime Rate as of December 31, 2015 (and recalculated annually) plus 2.00% for the first two years, and the WSJ Prime Rate plus 3.00% thereafter. Interest only payments are due on December 31 of each year with the principal balance and any accrued unpaid interest due upon maturity on December 31, 2019.
Special Assessment Obligations

As of December 31, 2015 and 2014, obligations arising from our allocated share of certain community facilities district special revenue bonds and special assessments had carrying values of $4.1 million and $5.0 million, respectively. These obligations are described below.

One of the special assessment obligations had an outstanding balance of $3.2 million and $3.3 million as of December 31, 2015 and 2014, respectively, and has an amortization period that extends through April 30, 2030, with an annual interest rate ranging from 5% to 6%. The special assessment obligation is secured by certain real estate held for sale consisting of 171 acres of unentitled land located in Buckeye, Arizona which has a carrying value of $5.3 million at December 31, 2015. For each of the years ended December 31, 2015 and 2014, we made principal payments totaling $0.1 million.

The other special assessment obligations are comprised of a series of special assessments that collectively had an outstanding balance of approximately $0.9 million and $1.6 million as of December 31, 2015 and 2014, respectively. These special assessment obligations have amortization periods that extend through 2022, with annual interest rates ranging from 6% to 7.5% and are secured by certain real estate classified as operating properties and held for development consisting of 13 acres of unentitled land located in Dakota County, Minnesota which has a carrying value of approximately $31.5 million at December 31, 2015. For each of the years ended December 31, 2015 and 2014, we made principal repayments totaling $0.7 million and $0.2 million, respectively.

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

Notes Payable to Related Party

On December 31, 2014, the Company executed a loan agreement with SRE Monarch Lending, LLC (“SRE Monarch”) for an unsecured non-revolving credit facility (“SRE Note”) in an amount not to exceed $5.0 million, and drew down the full amount of the SRE Note. The Company used the proceeds under the SRE Note to make a scheduled payment under the Modified Loan discussed above. SRE Monarch is a related party of Seth Singerman, one of the Company’s directors and an affiliate of one of our preferred equity holders. The SRE Note bears interest at a per annum base rate of 16%, and is subject to increase in the event the SRE Note is not repaid in full on or prior to the maturity date or extended maturity date.

The SRE Note was originally scheduled to mature on the 91st day after full repayment of the Modified Loan. Because the Modified Loan was repaid on January 23, 2015, the original maturity date of the SRE Note was April 24, 2015. During 2015, the Company entered into a series of amendments to extend the SRE Note’s maturity date to January 22, 2016. The Company paid all accrued interest at the date of each amendment, and paid various extension fees totaling $0.3 million through December 31, 2015, which fees have been or are being amortized over the loan term. Subsequent to December 31, 2015, we paid additional extension fees totaling $0.1 million to extend the SRE Note to March 22, 2016 (the “Extended Maturity Date”). Prior to this maturity date, we modified the SRE Note to further extend the maturity date for up to two 90-day periods for additional fees of $0.1 million for each 90-day period. Upon execution of the loan agreement on December 31, 2014, the Company also paid a structuring fee of $0.1 million.

Subsequent to December 31, 2015, a subsidiary of the Company entered into a line of credit agreement with SRE Monarch Lending, LLC for a revolving line of credit facility (“SRE Revolver”) in an amount not to exceed $4.0 million. The SRE Revolver is secured by certain land owned by the Company with a carrying value of $5.3 million. The land is also subject to special assessment obligations with an outstanding balance of $3.2 million at December 31, 2015, as described in note 7 to the accompanying consolidated financial statements. The SRE Revolver has an initial advance limit of $2.5 million but may be increased to $4.0 million upon 12 days written notice and payment of a $25,000 fee. Upon execution of the SRE Revolver, the Company paid a facility fee of $0.2 million. All amounts advanced under the SRE Revolver may be prepaid in whole or in part without premium or penalty. SRE Monarch Lending, LLC is a related party of Seth Singerman, one of the Company’s directors and an affiliate of one of our preferred equity holders.

The SRE Revolver bears interest at a per annum base rate of 5% and expires on the earliest to occur of 1) three months (which may be extended for an additional three months for a $50,000 extension fee), 2) the sale of the land serving as collateral under the SRE Revolver, or 3) the sale of Gabella.

In the event that a sale of the land serving as collateral under the SRE Revolver occurs before March 31, 2017 ("Facility Exit Date"), we are obligated to pay SRE Monarch either a) sale interest of i) 3% of net sales proceeds if no advances have been made under the SRE Revolver as of the date of sale, or ii) 5% of net sale proceeds if one or more advances have been made under the SRE Revolver as of the date of sale; or b) appraisal interest if no sale has occurred or is expected to occur prior to the Facility Exit Date, equal to the applicable percentage of sales interest in a sale based on presumed net sales proceeds equal to the appraised value.

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

Under the Certificate of Designation, we may not undertake certain actions without the consent of the holders of at least 85% of the shares of Series B preferred stock outstanding, including entering into major contracts, entering into new lines of business, or selling REO assets other than within certain defined parameters. Further, certain actions, including breaching any of our material obligations to the holders of Series B preferred stock under the Certificate of Designation, could result in a default under the terms of the Series B preferred stock, which could allow the Series B preferred stockholders to require us to redeem the Series B preferred stock. In addition, some of our new financing arrangements may include other restrictions that limit our ability to secure additional financing.

As a result of its substantial beneficial equity interest in us, Juniper and SRE each have considerable influence over our corporate affairs and day-to-day actions which makes it difficult or impossible to enter into certain transactions without the support of both Juniper and SRE.

Liquidity and Capital Resources

Financial Statement Presentation and Liquidity

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. We believe that our cash and cash equivalents and restricted cash coupled with the revenues generated by our operating properties, as well as proceeds that we anticipate from the disposition of our loans and real estate held for sale will allow us to fund current operations over the next 12 months. Due to unprecedented dislocations in the real estate and capital markets that occurred beginning in late 2008 through 2010, we experienced a significant number of defaults, non-performing loans and subsequent acquisitions of operating and non-operating REO assets acquired through foreclosure, which resulted in a substantial reduction in our historical cash flows from mortgage loan activity. We have since taken a number of measures to provide liquidity through alternative means, including foreclosing on certain operating properties, securing financing from various lenders, engaging in efforts to sell whole loans and participation interests in our loans, and actively marketing for sale a number of our real estate assets held for sale. We believe that these efforts have and will continue to address our liquidity needs until we generate sufficient liquidity to fully implement our investment strategy and generate sufficient income producing assets.

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

Requirements for Liquidity

We require liquidity and capital resources for capitalized costs, expenses and general working capital needs, including maintenance, development costs and capital expenditures for our operating properties and non-operating REO assets, professional fees, general and administrative operating costs, loan enforcement costs, costs on borrowings, debt service payments on borrowings, dividends or distributions to shareholders, other costs and expenses, as well as to acquire our target assets. For 2016, we expect to require $37.7 million to fund known operating uses of cash, $18.7 million to fund known investing uses of cash and $21.0 million to fund known financing uses of cash. To the extent there is a shortfall in available cash to fund these uses, we would likely seek to reduce general and administrative costs, scale back projected investing activity costs, sell certain assets below our current asking prices, and/or seek possible additional financing. To the extent that we have excess liquidity at our disposal, we expect to fund a portion of such proceeds for new investments in our target assets. However, the extent and amount of such investment is contingent on numerous factors outside of our control.

In the future, we also may require liquidity for the following items that are excluded from the above amounts:

•	any required redemption of our Class C common stock or Series B Preferred Shares and/or

•	special one-time dividends in respect of our Class B common stock.

Our 2016 projected cash requirements are described in further detail below.

 Operating Properties Direct Expenses

We require liquidity to pay costs and fees relating to our ownership and operation of our operating properties, which as of December 31, 2015, consisted of 1) a golf course and restaurant operation acquired through foreclosure in March 2012, 2) two operating hotels acquired through deed in lieu of foreclosure in May 2013, and 3) a multi-family residential leasing project that commenced operations in the fourth quarter of 2015. We anticipate total direct expenses for our operating properties to be $23.5 million for the year ending December 31, 2016, a decrease from $24.0 million for the year ended December 31, 2015. The decrease is attributed to the sale of certain operating properties in 2015 offset by expenses associated with our multi-family residential rental project that commenced leasing operations in the fourth quarter of 2015.

Debt Service Payments

We require liquidity to pay principal and interest on our borrowings, notes payable, special assessment/CFD obligations and capital lease obligations. We expect to repay existing loan principal in the amount of $11.5 million and incur interest costs of approximately $6.4 million during 2016, of which $0.2 million is expected to be capitalized in connection with our development activities. During the year ended December 31, 2015, we repaid loan principal totaling $91.1 million and used cash for interest costs in the amount of $6.2 million.

In November 2015, the lender on the Gabella project agreed to reduce the Company’s minimum liquidity balance requirement to $4.0 million for a period of 120 days.  This temporary reduction in our minimum liquidity balance requirement expired in March 2016 and we do not currently satisfy the $7.5 million liquidity requirement. As a result, we are in default under the terms of our loan guaranty. While the lender has, to date, not taken any enforcement action with respect to this default, our failure to meet the minimum liquidity covenant in our guaranty, among other things, (i) entitles the lender to declare the entire construction loan outstanding principal and interest immediately due and payable and require that all cash receipts of the property be remitted to an account subject to the control and release by the lender; (ii) constitutes a default under other loan obligations and our Certificate of Designation; and (iii) may cause other third parties to terminate their business relationships with us, any one of which would have a materially adverse effect on our operations and financial conditions. While we expect to cure this default prior to the occurrence of any such events, there is no assurance that we will be able to do so or that adequate cash and cash equivalents will be available to meet our future operating or capital requirements. The lender under our loan secured by our hotel assets requires a $5.0 million liquidity balance by the Company effective as of January 1, 2016. That loan also requires us to meet certain DSCR and minimum NOI requirements. Subsequent to December 31, 2015, we defaulted on those covenants, for which the lender provided a one-time forbearance.

Until we generate additional liquidity from the disposition of our assets or operations from our operating properties, we will likely need to seek additional short-term debt or alternative financing to fund our operations.

Asset Management Carrying Costs, Maintenance and Development Costs for Non-Operating Real Estate Owned

We require liquidity to pay costs and fees to preserve, protect and/or develop our real estate held for sale and development. Excluding our operating properties, based on our existing REO assets and anticipated dispositions, we expect to incur approximately $0.5 million annually relating to the on-going operations and maintenance of such assets in 2016, a decrease from $1.0 million in 2015. The projected decrease in 2016 relates to the anticipated disposal of various REO held for sale. However, the nature and extent of future costs for such properties depends on the timing of anticipated sales, the number of additional foreclosures and other factors.

During 2016, we also expect to incur construction costs in the amount of $9.6 million in connection with on-going development of our multi-family residential projects, and an additional $5.1 million in other capital improvement projects and reserves, as well as other fixed asset purchases. These projects include the Gabella development and a major renovation at the Sedona hotel properties, both of which are expected to be completed in early 2016. During 2015, we paid development and other capitalized costs in the amount of $30.2 million in connection with the development of our multi-family residential projects, capital improvement projects and other fixed asset purchases.

General and Administrative Operating Costs

We require liquidity to pay our general and administrative costs including compensation and benefits, rent, insurance, utilities and other related costs of operations. For the year ending December 31, 2016, we anticipate our general and administrative expenses will be approximately $7.9 million, or $0.7 million per month, a decrease from $9.9 million in 2015. The anticipated decrease relates to our projected decrease in severance and other one-time costs in 2016.

Professional Fees

We expect professional fees will approximate $3.1 million in 2016, down from $4.4 million in 2015, as we wind down our guarantor enforcement activities.

Accounts Payable and Accrued Taxes

As of December 31, 2015, our consolidated balance sheets include $8.8 million of unpaid accounts payable and accrued expenses, and $0.3 million of accrued property taxes for our real estate owned. We anticipate that our accounts payable and accrued expenses will decrease by approximately $2.6 million during 2016 as construction retainages are released for payment upon completion of our construction projects.

Loan Fundings and Investments

We require adequate liquidity to acquire our target assets and fund mortgage loans. We anticipate that our existing cash and restricted cash, coupled with revenues generated from our operating properties and proceeds generated from the disposition of REO assets held for sale, will exceed the projected cash needs for the payment of operating expenses, debt service payments and other projected capitalized costs. This excess cash may be available for investment in our target assets at the discretion of our board of directors. Although we anticipate acquiring a certain level of our target assets over the next 12 months, our ability to reasonably estimate the amount of such investment is dependent on multiple factors that are outside of our control including, but not limited to, the timing and our ability to generate adequate liquidity from the sale of assets, the timing and our ability to identify, underwrite and fund new investments, and other factors. As a result, we are unable to reasonably estimate the amount of new investments that we may acquire in 2016.

Dividends and Other Distributions

Aside from required preferred dividends, all common distributions are made at the discretion of our board of directors and will depend on our earnings, our financial condition and other such factors. Dividends payable in cash to Preferred Shareholders are expected to total $2.1 million in 2016, which is consistent with the 2015 amount.

Sources of Liquidity

We expect our primary sources of liquidity over the next twelve months to consist of our current cash and restricted cash balances, revenues from operating properties, proceeds from borrowings, and proceeds from the disposition of our existing loan and REO assets held for sale. For 2016, we expect to generate $43.3 million from known operating sources of cash, $17.0 million from known investing sources of cash and $15.2 million from known financing sources of cash. In addition to these known sources, we expect to generate substantial cash from the sale of our assets held for sale which we are aggressively marketing for sale, as well as some level of proceeds from our guarantor enforcement activities. However, the extent and amount of proceeds from these sources is contingent on numerous factors outside of our control.

Accordingly, the disposition of these assets may not be realized as anticipated. When our required cash uses are met, we expect to redeploy excess proceeds to acquire our target assets, which will generate periodic liquidity from cash flows from dispositions of these assets through sales and interest income. In addition to our current unrestricted and restricted cash balances, revenues from operating properties, and proceeds from the disposition of our existing portfolio of loans and REO assets held for sale, we may address our liquidity needs by periodically pursuing lines of credit and credit facilities or pursuing other available alternatives which may become available to us, subject to the restrictions provided under current loan agreements. If we are unable to achieve our projected sources of liquidity from the sources anticipated above, we would be unable to purchase the desired level of target assets and it is unlikely that we would be able to achieve our investment income projections.

Our 2016 projected cash sources are described in further detail below.

Cash and Cash Equivalents and Restricted Cash

Prior to the payoff of our senior loan with NW Capital, the amount of discretionary funds available to us was limited to the following 90 days of budgeted operating cash. The balance of our cash was maintained in a collateral account for the benefit of NW Capital. During the first quarter of 2015, we repaid the NW Capital loan. Our Gabella construction loan includes a $7.5 million minimum liquidity requirement that limits our use of available cash. In November 2015, the lender agreed to reduce the Company’s minimum liquidity balance requirement to $4.0 million for a period of 120 days.  This temporary reduction in our minimum liquidity balance requirement expired in March 2016 and we do not currently satisfy the $7.5 million liquidity requirement. As a result, we are in default under the terms of our guaranty. While the lender has, to date, not taken any enforcement action with respect to this default, our failure to meet the minimum liquidity covenant in our guaranty may, among other things, (i) entitles the lender to declare the entire construction loan outstanding principal and interest immediately due and payable and require that all cash receipts of the property be remitted to an account subject to the control and release by the lender; (ii) constitutes a default under other loan obligations and our Certificate of Designation; and (iii) may cause other third parties to terminate their business relationships with us, any one of which would have a materially adverse effect on our operations and financial conditions. While we expect to cure this default prior to the occurrence of any such events, there is no assurance that we will be able to do so or that adequate cash and cash equivalents will be available to meet our future operating or capital requirements.

The lender under our loan secured by our hotel assets requires a $5.0 million liquidity balance by the Company throughout 2016.

In addition, certain funds are being held in reserve accounts by one of our lenders for development and on-going property maintenance purposes. At December 31, 2015, we had cash and cash equivalents of $7.6 million and restricted cash of $3.5 million.

Sale of Loans and Real Estate Owned

At December 31, 2015, we had mortgage loans held for sale totaling $11.1 million and REO held for sale of $5.3 million. We are actively marketing our assets held for sale to prospective buyers. However, our ability to reasonably estimate the proceeds from asset sales is dependent on multiple factors that are outside our control including, but not limited to, real estate and credit market conditions, the actual timing of such sales and ultimate proceeds from the sale of assets, our ability to sell such assets at our asking prices or at prices in excess of the current carrying value of such real estate, and other factors. As a result, we are unable to reasonably estimate the amount of proceeds from asset sales that we will generate in 2016. During the year ended December 31, 2015, we generated proceeds from asset sales in the amount of $44.1 million.

Revenues from Operating Properties

As noted above, as of December 31, 2015, our operating properties consisted of 1) a golf course operation acquired through foreclosure in March 2012, 2) two operating hotels acquired through deed in lieu of foreclosure in May 2013, and 3) a multi-family residential leasing operation that commenced operations in the fourth quarter of 2015. During 2015, we sold our commercial medical office building.

We anticipate that revenues from operating properties will increase to $31.6 million in 2016, up from $28.7 million recognized during the year ended December 31, 2015, resulting primarily from a full year of operations at our multi-family rental project in Apple Valley. Due to the seasonality of our hospitality operations, we do not expect the on-going renovations to have a material impact on occupancy and related revenues of our hotel properties in 2016.

Mortgage Payments

The repayment of a mortgage loan creates liquidity. We project that we will collect $11.6 million in principal payments from existing performing loans which mature in 2016. During the year ended December 31, 2015, we received loan principal payments totaling $3.0 million.

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

We expect that we will collect $0.6 million from existing performing loans during 2016. During the year ended December 31, 2015, we generated mortgage income of $1.5 million. The decrease from 2015 is due to the anticipated payoff of certain performing loans, and the limited amount of mortgage income over these periods is reflective of the defaults and non-accrual nature of our remaining legacy mortgage loans. While the total loan portfolio principal outstanding was $24.0 million at December 31, 2015, the loan balances for our four performing loans totaled $11.1 million with a weighted average interest rate of 10.5%.

Our ability to reasonably estimate mortgage and investment income is dependent on multiple factors that are not within our control including, but not limited to, the timing and our ability to generate adequate liquidity from the sale of assets, the timing and our ability to identify, underwrite and fund new investments, the ability to negotiate interest rates on loans or rates of return on investments, and other factors. As a result, other than for our performing loans, we are unable to reasonably estimate the amount of mortgage and other investment income that we will generate from new lending activities in 2016.

Proceeds from Debt Issuance

We continue to seek financing to provide necessary liquidity for development activities and working capital. During the year ended December 31, 2015, the Company secured several financings through various of its subsidiaries, entered into a series of loan agreements, promissory notes and related agreements generating proceeds of $101.0 million which was used to repay prior senior indebtedness of $91.1 million, as well as to provide working capital for certain development activities and operational costs.

Our ability to reasonably estimate total proceeds from debt issuance is dependent on multiple factors that are not within our control. As a result, other than for the amount of minimum proceeds we anticipate, we are unable to reasonably estimate the total amount of proceeds from debt issuance that we will generate in 2016.

Proceeds from Guarantor Recoveries

We aggressively pursue enforcement action against borrowers and the related guarantors who have defaulted on their obligations to us. During the year ended December 31, 2015, we recorded recoveries of cash and other assets from guarantors of $10.4 million, of which $0.8 million represented cash recoveries and $9.6 million represented non-cash assets. Despite our ongoing enforcement and due diligence activities, our ability to reasonably estimate guarantor recovery income is dependent on multiple factors that are outside of our control including, but not limited to, the timing and our ability to obtain court approved judgments in our favor, the determination of whether the guarantor has sufficient assets to satisfy any or all of any judgments (if received), the value, timing and our ability to secure collection of any assets, and other factors. As a result, we are unable to reasonably estimate the amount of guarantor recovery income that we will generate in 2016.

Equity Issuances

We do not anticipate any proceeds from the issuance of any equity capital in the next 12 months.

Cash Flows for the years ended December 31, 2015 and 2014

Cash Used In Operating Activities.

Cash used in operating activities was $14.7 million and $18.1 million for the years ended December 31, 2015 and 2014, respectively. Cash provided by (used in) operating activities includes the cash generated from mortgage interest, leasing income, hospitality income, and investment and other income, offset by amounts paid for operating expenses for operating properties, real estate owned, professional fees, general and administrative costs, interest on borrowings and litigation settlement payments and related costs. The decrease in cash used in operating activities from 2014 to 2015 is primarily attributed to decreased outflows for interest costs and debt termination charges incurred in in 2014.

Cash Provided By Investing Activities.

Net cash provided by investing activities was $12.4 million and $53.3 million for the years ended December 31, 2015 and 2014, respectively. The decrease in cash from investing activities from 2014 to 2015 is attributed primarily to lower proceeds from the disposal of assets, coupled with lower proceeds from mortgage loan repayments and increases in capitalized REO acquisition costs. Proceeds received from the sale of mortgage loans and REO assets totaled $44.1 million and $54.4 million for the years ended December 31, 2015 and 2014, respectively. Mortgage loan collections totaled $3.0 million and $5.8 million during the years ended December 31, 2015 and 2014, respectively. Additionally, the amount invested in real estate owned increased year over year totaling $30.2 million and $6.8 million during the years ended December 31, 2015 and 2014, respectively.

Cash Provided By (Used In) Financing Activities.

Net cash provided by (used in) financing activities was $8.0 million and $(41.2) million and for the years ended December 31, 2015 and 2014, respectively. The primary reason for the increase in cash flows from financing activities from 2014 to 2015 is that we received proceeds from the issuance of new notes in 2015 in excess of what we paid during 2015 in connection with paying off previous notes, coupled with increases in debt issuance costs and dividends paid. During the year ended December 31, 2014, we raised $18.6 million from the issuance of preferred stock. During the years ended December 31, 2015 and 2014, we received aggregate loan proceeds of $101.0 million and $5.7 million, respectively, and repaid notes in the aggregate amount of $91.1 million and $32.2 million, respectively. We incurred debt issuance costs of $3.1 million and $1.5 million for the years ended December 31, 2015 and 2014, respectively. Restricted cash increased $1.8 million and decreased $3.2 million for the years ended December 31, 2015 and 2014, respectively. For the years ended December 31, 2015 and 2014, dividends payments totaled $2.1 million and $0.9 million, respectively. We also purchased treasury stock in the amount of $2.6 million during the year ended December 31, 2014.

Contractual Obligations

In addition to our existing indebtedness described elsewhere in this Form 10-K, a summary of our significant outstanding contractual obligations that existed at December 31, 2015 follows:

Preferred Stock Requirements

During the year ended December 31, 2014, the Company issued 8.2 million shares of the Company’s newly-designated Series B-1 and B-2 Cumulative Convertible Preferred Stock (collectively, “Series B Preferred Stock”) to certain investor groups (collectively, the “Series B Investors”) in exchange for $26.4 million. Except for certain voting rights, the rights and obligations of holders of the Series B-1 Preferred Stock and Series B-2 Preferred Stock are substantially the same.

In addition to various other rights and preferences belonging to the holders of the Series B Preferred Stock, the following provides a summary of certain financial obligations relating to the Series B Preferred Stock:

•
Dividends. Dividends on the Series B Preferred Stock are cumulative and accrue from the issue date and compound quarterly at the rate of 8% of the issue price per year, payable quarterly in arrears. Subject to certain dividend rights and restrictions, no dividend may be paid on any capital stock of the Company during any fiscal year unless all accrued dividends on the Series B Preferred Stock have been paid in full, except for dividends on shares of voting Common Stock. In the event that any dividends are declared with respect to the voting Common Stock or any junior ranking securities, the holders of the Series B Preferred Stock are entitled to receive as additional dividends the additional dividend amount. We paid dividends on the Series B Preferred Stock of $2.1 million and $0.9 million during the years ended December 31, 2015 and 2014 , respectively.

•
Redemption upon Demand. At any time after July 24, 2019, each holder of Series B Preferred Stock may require the Company to redeem, out of legally available funds, the shares of Series B Preferred Stock held by such holder at the a price (the “Redemption Price”) equal to the greater of (i) 150% of the sum of the original price per share of the Series B Preferred Stock plus all accrued and unpaid dividends or (ii) the sum of the tangible book value of the Company per share of voting Common Stock plus all accrued and unpaid dividends, as of the date of redemption. Based on the initial Preferred Investment of $26.4 million, the Redemption Price would presently be $39.6 million, resulting in a redemption premium of $13.2 million. In accordance with applicable accounting standards, we have elected to amortize the redemption premium using the effective interest method as an imputed dividend over the five year holding term of the preferred stock. During year ended December 31, 2015, we recorded amortization of the redemption premium of $2.3 million as a deemed dividend.

•
Required Liquidation. Under the Certificate of Designation authorizing the Series B Preferred Stock, if at any time we are not in compliance with certain of our obligations to the holders of the Series B Preferred Stock and we fail to pay (i) full dividends on the Series B Preferred Stock for two consecutive fiscal quarters or (ii) the Redemption Price within 180 days following the later of (x) demand therefore resulting from such non-compliance and (y) July 24, 2019, unless a certain percentage of the holders of the Series B Preferred Stock elect otherwise, we will be required to use our best efforts to commence a liquidation of the Company. In addition, the default by the Company or any of its subsidiaries under one or more debt agreements that remains uncured for a period of thirty (30) days entitles the Series B Investors to accelerate repayment of the Redemption Price.

Juniper Capital Partners, LLC and JCP Realty

On July 24, 2014, the Company entered into a consulting services agreement (the “JCP Consulting Agreement”) with JCP Realty Advisors, LLC (“JCP”), an affiliate of one of the Series B Investors and one of our directors, Jay Wolf, pursuant to which JCP has agreed to perform various services for the Company, including, but not limited to, advising the Company with respect to identifying, structuring, and analyzing investment opportunities, including assisting the Company manage and liquidate assets, including non-performing assets. The initial term of the Consulting Agreement is three years and is automatically renewable for an additional two years unless notice of termination is provided.

Fees to JCP consist of an annual base consulting fee of $0.6 million (subject to possible upward adjustment based on an annual review by our board of directors). In addition to the annual base consulting fee, JCP may be entitled to certain fees in connection with loans made by the Company or its affiliates to persons or opportunities arising through the efforts of JCP. JCP is also entitled to legacy fee payments derived from the disposition of certain assets held by the Company as of December 31, 2010, at an amount equal to 5.5% of the positive difference derived by subtracting (i) 110% of our December 31, 2010 valuation mark of that asset then owned by us from the (ii) the gross sales proceeds, if any, from sales of that asset (on a legacy asset by asset basis without any offset for losses realized on any individual asset sales). During the years ended December 31, 2015 and 2014, we incurred base consulting fees to JCP of $0.6 million and $0.2 million, respectively, and legacy fees of $0.4 million and $0.6 million, respectively.

SRE Fee Agreement

On July 24, 2014, the Company and SRE entered into a fee agreement (the “Fee Agreement”). Pursuant to the Fee Agreement, if the Company or any of its affiliates make or enter into any loan or investment in preferred equity or mezzanine securities and such loan or investment arose from an opportunity identified by SRE, the Company shall pay to SRE: (i) a fee equal to 1.5% of the gross amount of any such loan or investment that has a scheduled maturity date of greater than two (2) years; and (ii) a fee equal to 1% of the gross amount of any such loan that has a scheduled maturity of two (2) years or less. The initial term of the agreement expires on the earlier of July 24, 2017, or the first day on which neither SRE nor any of its affiliates own or control, directly or indirectly, any shares of Series B-2 Preferred Stock, whether on account of redemption, conversion, or transfer of such shares (the “Initial Term”). Upon expiration of the Initial Term, provided that the Fee Agreement has not been terminated by the Company or SRE, the Fee Agreement shall be automatically extended for successive two year terms (each, a “Renewal Term”), unless either the Company or SRE gives written notice of non-renewal at least 270 days prior to the expiration of the Initial Term or the applicable Renewal Term. The Fee Agreement also provides for customary representations and warranties, and indemnification of SRE and its members, employees, representatives, and agents, including Seth Singerman, a member of the Company’s board of directors.

On August 24, 2015, the Company and SRE entered into the First Amendment to Fee Agreement (the “First Amendment”) pursuant to which SRE agreed to provide consulting services in connection with certain assets obtained by the Company through the enforcement of the Company’s loan guarantee rights. SRE was paid $50,000 for these services during the year ended December 31, 2015. No fees to SRE were incurred during the year ended December 31, 2014.

Development Services Agreements

We are a party to a development services agreements with Titan in connection with our joint development of Gabella. Under this development services agreement, Titan is entitled to a predevelopment services fee of $160,000. Titan is also entitled to a post development services fee based on a profit participation upon sale of Gabella ranging from 7% to 10% of the profit, depending on the amount and timing of the project’s completion and sale. Alternatively, not earlier than 15 months following the achievement of 90% occupancy for the project, Titan may elect to cause IMH Gabella to buy out its interest in the project. If Titan makes this election, the post development services fee will be based on the fair market value of the project at the time of the election. This development service agreement is in effect until the fifth anniversary of the substantial completion of the project, as defined.

Off-Balance Sheet Arrangements

General

We have equity interests in a number of off balance sheet joint ventures and limited partnerships recorded under the equity method with varying structures, as described in note 5 of the accompanying consolidated financial statements. Most of the joint ventures and partnerships in which we have an interest are involved in the ownership and/or development of real estate. A venture or partnership will fund capital requirements or operational needs with cash from operations or financing proceeds, if possible. If additional capital is deemed necessary, a venture or partnership may request a contribution from the partners, and we will evaluate such request. Except as previously discussed, based on the nature of the activities conducted in these ventures, we cannot estimate with any degree of accuracy amounts that we may be required to fund in the short or long-term. However, we do not believe that additional funding of these ventures or partnerships will have a material adverse effect on our financial condition or results of operations.

Debt
At December 31, 2015, certain of our unconsolidated joint ventures and partnerships had outstanding indebtedness to third parties which are generally mortgage loans, all of which are non-recourse to us.
In certain instances, we provide “non-recourse carve-out guarantees” on certain non-recourse loans to certain subsidiaries. Certain of these loans have variable interest rates, which creates exposure to the ventures in the form of market risk due to interest rate changes. During the year ended December 31, 2015, we provided guarantees for the following debt:

•
On October 20, 2014, the Company entered into certain limited carve-out, completion and repayment guaranty agreements in connection with the Construction Loan between IMH Gabella and Ozarks. As guarantor under the Construction Loan, the Company is responsible in the event of default, up to $12.0 million, which will be reduced to $6.0 million in the event that the Gabella project has stabilized rent for six months. Since the current fair value of the property exceeds the note amount due under the Construction Loan, the Company believes that it has no outstanding risk on the guaranty as of December 31, 2015.

•
On January 23, 2015, the Company entered into a limited guaranty agreement on the Sedona Loan pursuant to which the Company is responsible in the event of default up to the entire loan amount of $50.0 million, as well as all required insurance and tax reserves. Since the current fair value of the property, which is secured by the lien, exceeds the note amount due under the Sedona Loan, the Company believes that it has no outstanding risk on the guaranty as of December 31, 2015.

•
On January 23, 2015, the Company entered into a limited guaranty agreement on the REO Loans pursuant to which the Company was responsible in the event of default up to the aggregate loan amounts totaling $28.8 million. The Company’s guaranty terminated on the payoff of the REO Loans in the fourth quarter of 2015.

•
On October 7, 2015, the Company entered into a limited guaranty agreement on the BOC Facility pursuant to which the Company was responsible in the event of default up to $5.4 million. The BOC Facility was repaid in full subsequent to December 31, 2015, at which time the Company’s guaranty was terminated.

Critical Accounting Policies

Our financial statements and accompanying notes are prepared in accordance with GAAP. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. Critical accounting policies for us include revenue recognition, valuation of loans and REO assets, contingencies, accretion of income for loans purchased at discount, income taxes, and stock-based compensation. Our accounting policies with respect to these and other items, as well as new accounting pronouncements, is presented below and in Note 2 to the accompanying consolidated financial statements.

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
Residential rental income includes monthly rents, non-refundable fees, security, pet and cleaning deposits and retained refundable security deposits at Gabella. Rents are recognized on the first of each month when there is a tenant occupying the unit either under an initial or renewed term of a lease, or under the month-to-month provision of the lease on a straight line basis. Rent concessions (i.e. first month free rent) are spread evenly over the term of the lease agreement. Rental income is suspended upon the earlier of the tenant becoming 2 months delinquent in rents, or the commencement of eviction proceedings, which usually occur within 30 days of delinquency. Rental income is restarted and/or caught-up when the tenant becomes current on the account. Retained refundable security deposits are recorded as liabilities and are not recognized as income unless or upon the meeting of security deposit forfeiture criteria (i.e. lease breakage, property damage, unmet move-out requirements, etc.).
Rental income arising from operating leases for the easement or use of real property owned by the Company is recognized on a straight-line basis over the life of the lease.
Variable Interest Entities

The determination of whether the assets and liabilities of a variable interest entity (“VIE”) are consolidated on our balance sheet (also referred to as on-balance sheet) or not consolidated on our balance sheet (also referred to as off-balance sheet) depends on the terms of the related transaction and our continuing involvement with the VIE. We are deemed the primary beneficiary and therefore consolidate VIEs for which we have both (a) the power, through voting rights or similar rights, to direct the activities that most significantly impact the VIE's economic performance, and (b) a variable interest (or variable interests) that (i) obligates us to absorb losses that could potentially be significant to the VIE; and/or (ii) provides us the right to receive residual returns of the VIE that could potentially be significant to the VIE. We determine whether we hold a variable interest in a VIE based on a consideration of the nature and form of our involvement with the VIE. We assess whether we are the primary beneficiary of a VIE on an ongoing basis.

The Company has several entities that do not meet the criteria under GAAP for consolidation. For these entities, the Company records the net income and losses from those unconsolidated entities, as applicable, in net income attributable to noncontrolling interests in the accompanying consolidated statements of operations.

Recovery of Credit Losses

We record recovery of credit losses upon one of two instances: 1) our fair value analysis indicates an increase of our assets held for sale (but not above our basis), or 2) when we collect recoveries against borrowers or guarantors of our loans. We generally pursue enforcement action against guarantors on defaulted loans and periodically receive legal judgments against such guarantors. Despite the receipt of such judgments, the guarantor may or may not have the financial resources to pay some or all of the judgment amount, or they may take other legal action to avoid payment to us, such as declaring bankruptcy. As a result, the collectability of such amounts is generally not determinable, and as such, we do not record the effects of such judgments until realization of the recovery is deemed probable and when all contingencies relating to recovery have been resolved, which is generally upon receipt. Upon receipt of such amounts, we recognize the income in recovery of credit losses in the accompanying consolidated statements of operations.

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

Fair Value

In determining fair value, we have adopted applicable accounting guidance which defines fair value, establishes a framework for measuring fair value, and requires certain disclosures about fair value measurements under GAAP. Specifically, this guidance defines fair value based on exit price, or the price that would be received upon the sale of an asset or the transfer of a liability in an orderly transaction between market participants at the measurement date. Accounting Standards Codification (“ASC”) 820 also establishes a fair value hierarchy that prioritizes and ranks the level of market price observability used in measuring financial instruments. Market price observability is affected by a number of factors, including the type of financial instrument, the characteristics specific to the financial instrument, and the state of the marketplace, including the existence and transparency of transactions between market participants. Financial instruments with readily available quoted prices in active markets generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.

Financial instruments measured and reported at fair value are classified and disclosed based on the observability of inputs used in the determination, as follows:

Level 1-	Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that we have the ability to access at the measurement date;

Level 2-
Valuations based on quoted market prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active or models for which all significant inputs are observable in the market either directly or indirectly; and

Level 3-
Valuations based on models that use inputs that are unobservable in the market and significant to the fair value measurement. These inputs require significant judgment or estimation by management of third parties when determining fair value and generally represent anything that does not meet the criteria of Levels 1 and 2.

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

In the case of collateral dependent loans or REO held for sale, the amount of any improvement in fair value attributable to the passage of time is recorded as a credit to (or recovery of) the provision for credit losses or impairment of REO held for sale with a corresponding reduction in the valuation allowance.

In connection with our assessment of fair value, we may utilize the services of one or more independent third-party valuation firms, other consultants or the Company’s internal asset management department to provide a range of values for selected properties. With respect to such valuations received from third-party valuation firms, one of four valuation approaches, or a combination of such approaches, is used in determining the fair value of the underlying collateral of each loan or REO asset held for sale: (i) the development approach, (ii) the income capitalization approach, (iii) the sales comparison approach, or (iv) the cost approach. The particular valuation approach taken depends on several factors including the type of property, the current status of entitlements and level of development (horizontal or vertical improvements) of the respective project, the likelihood of a bulk sale as opposed to individual unit sales, whether the property is currently or nearly ready to produce income, the current sales price of property in relation to cost of development and the availability and reliability of market participant data. In a declining market, except in limited circumstances, the valuation approach taken has shifted from primarily a development approach to a sales comparison approach.

We generally select a fair value within a determinable range as provided by our valuation team, unless we or the borrower have received a bona fide written third-party offer on a specific loan’s underlying collateral, or REO asset. In determining a single best estimate of value from the range provided, we consider the macro and micro economic data provided by third-party valuation specialists, supplemented by management’s knowledge of the specific property condition and development status, borrower status, level of interest by market participants, local economic conditions, and related factors.

As an alternative to the third-party valuations obtained, we will utilize bona fide written third-party offer amounts received, executed purchase and sale agreements, internally prepared discounted cash flow analysis, or internally prepared market comparable assessments, whichever may be determined to be most relevant.

We are also required by GAAP to disclose fair value information about financial instruments, that are not otherwise reported at fair value in our consolidated balance sheet, to the extent it is practicable to estimate a fair value for those instruments. These disclosure requirements exclude certain financial instruments and all non-financial instruments. As of the dates of the balance sheets, the respective carrying value of all balance sheet financial instruments approximated their fair values. These financial instruments include cash and cash equivalents, restricted cash and cash equivalents, mortgage loans held for sale, other receivables, accounts payable, accrued interest, customer deposits and funds held for others, and notes payable. Fair values of cash equivalents are assumed to approximate carrying values because these instruments are short term in duration. Fair values of notes payable are assumed to approximate carrying values because the terms of such indebtedness are deemed to be at effective market rates and/or because of the short-term duration of such notes.

Loan Charge Offs

Loan charge offs generally occur under one of two scenarios: (i) the foreclosure of a loan and transfer of the related collateral to REO status, or (ii) we elect to accept a loan payoff at less than the contractual amount due. Under either scenario, the loan charge off is generally recorded through the valuation allowance.

When a loan is foreclosed and transferred to REO status, the asset is transferred to the applicable REO classification at its then current fair value, less estimated costs to sell. In addition, we record the related liabilities of the REO assumed in the foreclosure, such as outstanding property taxes or special assessment obligations.

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

Loans Held for Sale

Except in limited circumstances, our mortgage loans are collateralized by first deeds of trust (mortgages) on real property and generally include a personal guarantee by the principals of the borrower and, often times, the loans are secured by additional collateral. Loans that we intend to sell, subsequent to origination or acquisition, are classified as loans held for sale, net of any applicable valuation allowance. Loans classified as held for sale are generally subject to a specific marketing strategy or a plan of sale. Loans held for sale are accounted for at the lower of cost or fair value on an individual basis. Direct costs related to selling such loans are deferred until the related loans are sold and are included in the determination of the gains or losses upon sale. Valuation adjustments related to loans held for sale are reported net of related principal and interest receivable in the accompanying consolidated balance sheets and are included in the provision for (recovery of) credit losses in the accompanying consolidated statements of operations.

Some of the loans we sell are non-performing and generate no cash flows from interest income or anticipated principal payments benefiting the holder of such assets. As a result, in those cases, a buyer is generally interested in the underlying real estate collateral. Accordingly, we consider the criteria applied to our sales of real estate assets, as described above, in recording the sale of loans. In addition, we also consider the applicable accounting guidance for derecognition of financial assets in connection with our loan sales. Since we do not retain servicing rights, nor do we have any rights or obligations to repurchase such loans, derecognition of such assets upon sale is appropriate.

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

Operating Properties

Operating properties consist of both operating assets acquired through foreclosure and operating assets that have been developed by the Company, which the Company has elected to hold for on-going operations. At December 31, 2015, our operating properties consisted of two operating hotels located in Sedona, Arizona, an 18-hole golf course and clubhouse in Bullhead City, Arizona, and a multi-family residential project in Apple Valley, Minnesota. During the year ended December 31, 2015, the Company disposed of our commercial medical office building located in Houston, Texas, which had previously been classified as held for sale.

Redeemable Convertible Preferred Stock

During the year ended December 31, 2014, the Company issued redeemable convertible preferred stock. The preferred stock is convertible into common stock on a one-to-one basis, and is redeemable five years from the issuance date at the option of the holder for a redemption price of 150% of the original purchase price of the preferred stock. The preferred stock is reported in the mezzanine equity section of the accompanying consolidated balance sheets. Since the preferred stock does not have a mandatory redemption date (rather it is at the option of the holder), under applicable accounting guidance, the Company elected to amortize the redemption premium over the five year redemption period using the effective interest method and recording this as a deemed dividend, rather than recording the entire accretion of the redemption premium as a deemed dividend upon issuance of the preferred stock. In accordance with applicable accounting guidance, the Company assesses whether the preferred stock is redeemable at each reporting period.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The registrant is a Smaller Reporting Company and, therefore, is not required to provide the information under this item.

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

Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2015. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of these disclosure controls and procedures were effective as of December 31, 2015.
Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) and 15d-15(f) under the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Also, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015, utilizing the 2013 framework established in Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on their assessment, we determined that the Company’s internal control over financial reporting was effective as of December 31, 2015.
This report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting since the Company is a smaller reporting company under the rules of the SEC.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during our most recent fiscal year ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information relating to the board of directors of the Company, including its audit committee and audit committee financial expert, procedures for recommending nominees to the Board of Directors, and compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the information set forth under the captions “Information Regarding Meetings and Committees of the Board of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement for the 2016 Annual Meeting of Shareholders since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s fiscal year pursuant to Regulation 14A.

The following is a list of the names, ages, principal occupations and positions with the Company of the executive officers of the Company. All executive officers of the Company have terms of office that run until the next succeeding annual meeting of the Board of Directors of IMH Financial Corporation following the Annual Meeting of Shareholders unless they are removed sooner by the Board.

Name	Age	Title
Lawrence D. Bain	66	Chief Executive Officer and Chairman of the Board of Directors
Jonathan T. Brohard	47	Executive Vice President, General Counsel and Secretary
Lisa Jack	40	Chief Financial Officer

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

Lisa Jack has served as our Chief Financial Officer since January 2015. From May 2012 until joining IMH, Ms. Jack served as Chief Financial Officer for Arch Bay Capital, a mortgage hedge fund that managed loans and real estate valued in excess of $3.5 billion. She was promoted to that position after having served as the Controller at Arch Bay Capital from January 2011 to May 2012.  From May 2009 to December 2012, Ms. Jack served as the Corporate Controller for Thompson National Properties, LLC and its non-traded real estate investment trust, which managed over 130 commercial properties. Ms. Jack has over 15 years of experience in finance and accounting, primarily in the real estate industry. Ms. Jack is a certified public accountant in Texas and California. Ms. Jack graduated from Texas A&M University with a M.S. in Accounting and a Bachelor of Business Administration in Accounting. In March 2016, Ms. Jack tendered her resignation as our Chief Financial Officer, such resignation to be effective on April 8, 2016. Effective as of that date, Samuel J. Montes, the Company’s current Senior Vice President of Finance, was appointed to serve as the interim Chief Financial Officer for the Company. Mr. Montes, 49, has over 25 years of professional experience in the finance and accounting field in various roles including Director of Finance, Senior Audit Manager, and Staff Accountant. Mr. Montes graduated with a Bachelor of Science in Business Administration from California State University of Los Angeles. Mr. Montes has served in various capacities with the Company since April 2007 as Controller, Vice President of Finance and Senior Vice President of Finance.

Previous Executive Officers

Steven M. Darak served as our Chief Financial Officer until January 2015. Mr. Darak served as a Senior Vice President - Special Projects until the Company accepted his resignation in October 2015.

The Company has adopted a Code of Business Conduct and Ethics that applies to, among others, Lawrence D. Bain, its principal executive officer, and Lisa Jack, its principal financial and accounting officer.

ITEM 11.	EXECUTIVE COMPENSATION.

Information relating to executive officer and trustee compensation will be contained in the Proxy Statement referred to above in Item 10, “Directors, Executive Officers and Corporate Governance,” under the caption “Executive Compensation” and such information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information relating to security ownership of certain beneficial owners and management and related stockholder matters will be contained in the Proxy Statement referred to in Item 10, “Directors, Executive Officers and Corporate Governance,” under the caption “Principal Security Holders” and such information is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information relating to certain relationships and related transactions, and director independence will be contained in the Proxy Statement referred to in Item 10, “Directors, Executive Officers and Corporate Governance,” under the caption “Certain Relationships and Related Transactions” and such information is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Information relating to principal accounting fees and services will be contained in the Proxy Statement referred to in Item 10, “Directors, Executive Officers and Corporate Governance,” under the caption “Ratification of Selection of Independent Auditors” and such information is incorporated herein by reference.

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

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

10.37*††(1)	Form of Restricted Stock Award Agreements.

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

10.44
Subscription Agreement between Lakeside DV Holdings, LLC, a Delaware limited liability company and LMF & Associates LLC, dated November 10, 2015 (filed as Exhibit 10.1 to Current Report on Form 8-K filed on November 10, 2015 incorporated by reference).

10.45
Subscription Agreement between Lakeside DV Holdings, LLC, a Delaware limited liability company and Andrew Fishleder, dated November 10, 2015 (filed as Exhibit 10.2 to Current Report on Form 8-K filed on November 10, 2015 incorporated by reference).

10.46
Subscription Agreement between Lakeside DV Holdings, LLC, a Delaware limited liability company and CJ Biotech IV, LLC, dated November 10, 2015 (filed as Exhibit 10.3 to Current Report on Form 8-K filed on November 10, 2015 incorporated by reference).

10.47
Business Loan Agreement and Promissory Note between CA-Daley, LLC and Banc of California, N.A., dated October 7, 2015 (filed as Exhibit 10.44 to Current Report on Form 10-Q filed on November 12, 2015 incorporated by reference).

10.48
Third Amendment to Loan Agreement between IMH Financial Corporation and SRE Monarch Lending, LLC, dated August 24, 2015 (filed as Exhibit 10.45 to Current Report on Form 10-Q filed on November 12, 2015 incorporated by reference).

10.49
First Amendment to SRE Fee Agreement between IMH Financial Corporation and SRE Monarch, LLC, dated August 24, 2015 (filed as Exhibit 10.46 to Current Report on Form 10-Q filed on November 12, 2015 incorporated by reference).

10.50
Loan Purchase Agreement between Oasis Indian Bend, LLC and SREOF II Holdings, LLC dated September 30, 2015 (filed as Exhibit 10.46 to Current Report on Form 10-Q filed on November 12, 2015 incorporated by reference).

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.51
Fourth Amendment to Loan Agreement between IMH Financial Corporation and SRE Monarch Lending, LLC, dated November 23, 2015 (filed as Exhibit 10.1 to Current Report on Form 8-K filed on November 30, 2015 incorporated by reference).

10.52
Fifth Amendment to Loan Agreement between IMH Financial Corporation and SRE Monarch Lending, LLC, dated November 23, 2015 (filed as Exhibit 10.1 to Current Report on Form 8-K filed on March 29, 2016 incorporated by reference).

10.53	Loan Agreement between Buena Yuma, LLC and SRE Monarch Lending, LLC dated March 23, 2016 (filed as Exhibit 10.2 to Current Report on Form 8-K filed on March 29, 2016 incorporated by reference).

10.54
Promissory Note between Buena Yuma, LLC, a subsidiary of IMH Financial Corporation, and SRE Monarch Lending, LLC, a Delaware limited liability company, dated March 23, 2016 (filed as Exhibit 10.3 to Current Report on Form 8-K filed on March 29, 2016 incorporated by reference).

10.55
Deed of Trust, Assignment of Leases and Rents and Security Agreement between Buena Yuma, LLC, a subsidiary of IMH Financial Corporation, and SRE Monarch Lending, LLC, a Delaware limited liability company, dated March 23, 2016 (filed as Exhibit 10.4 to Current Report on Form 8-K filed on March 29, 2016 incorporated by reference).

10.56
Guaranty Agreement between IMH Financial Corporation, a Delaware corporation, and SRE Monarch Lending, LLC, a Delaware limited liability company, dated March 23, 2016 (filed as Exhibit 10.5 to Current Report on Form 8-K filed on March 29, 2016 incorporated by reference).

10.57
Environmental Indemnity Agreement between Buena Yuma LLC, a subsidiary of IMH Financial Corporation, and SRE Monarch Lending, LLC, a Delaware limited liability company, dated March 23, 2016 (filed as Exhibit 10.6 to Current Report on Form 8-K filed on March 29, 2016 incorporated by reference).

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

Date:	March 31, 2016	IMH FINANCIAL CORPORATION

		By:	/s/ Lisa Jack
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

Signature	Title	Date

/s/ Lawrence D. Bain	Chief Executive Officer and Chairman	March 31, 2016
Lawrence D. Bain	(Principal Executive Officer)

/s/ Lisa Jack	Chief Financial Officer (Principal Financial Officer	March 31, 2016
Lisa Jack	and Principal Accounting Officer)

/s/ Leigh Feuerstein	Director	March 31, 2016
Leigh Feuerstein

/s/ Andrew Fishleder, M.D.	Director	March 31, 2016
Andrew Fishleder, M.D.

/s/ Michael M. Racy	Director	March 31, 2016
Michael M. Racy

/s/ Seth Singerman	Director	March 31, 2016
Seth Singerman

/s/ Lori Wittman	Director	March 31, 2016
Lori Wittman

/s/ Jay Wolf	Director	March 31, 2016
Jay Wolf

Exhibit Index

Exhibit No.	Description of Document

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

10.37*††(1)	Form of Restricted Stock Award Agreements.

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

10.44
Subscription Agreement between Lakeside DV Holdings, LLC, a Delaware limited liability company and LMF & Associates LLC, dated November 10, 2015 (filed as Exhibit 10.1 to Current Report on Form 8-K filed on November 10, 2015 incorporated by reference).

10.45
Subscription Agreement between Lakeside DV Holdings, LLC, a Delaware limited liability company and Andrew Fishleder, dated November 10, 2015 (filed as Exhibit 10.2 to Current Report on Form 8-K filed on November 10, 2015 incorporated by reference).

10.46
Subscription Agreement between Lakeside DV Holdings, LLC, a Delaware limited liability company and CJ Biotech IV, LLC, dated November 10, 2015 (filed as Exhibit 10.3 to Current Report on Form 8-K filed on November 10, 2015 incorporated by reference).

10.47
Business Loan Agreement and Promissory Note between CA-Daley, LLC and Banc of California, N.A., dated October 7, 2015 (filed as Exhibit 10.44 to Current Report on Form 10-Q filed on November 12, 2015 incorporated by reference).

10.48
Third Amendment to Loan Agreement between IMH Financial Corporation and SRE Monarch Lending, LLC, dated August 24, 2015 (filed as Exhibit 10.45 to Current Report on Form 10-Q filed on November 12, 2015 incorporated by reference).

10.49
First Amendment to SRE Fee Agreement between IMH Financial Corporation and SRE Monarch, LLC, dated August 24, 2015 (filed as Exhibit 10.46 to Current Report on Form 10-Q filed on November 12, 2015 incorporated by reference).

10.50
Loan Purchase Agreement between Oasis Indian Bend, LLC and SREOF II Holdings, LLC dated September 30, 2015 (filed as Exhibit 10.46 to Current Report on Form 10-Q filed on November 12, 2015 incorporated by reference).

10.51
Fourth Amendment to Loan Agreement between IMH Financial Corporation and SRE Monarch Lending, LLC, dated November 23, 2015 (filed as Exhibit 10.1 to Current Report on Form 8-K filed on November 30, 2015 incorporated by reference).

10.52
Fifth Amendment to Loan Agreement between IMH Financial Corporation and SRE Monarch Lending, LLC, dated November 23, 2015 (filed as Exhibit 10.1 to Current Report on Form 8-K filed on March 29, 2016 incorporated by reference).

10.53	Loan Agreement between Buena Yuma, LLC and SRE Monarch Lending, LLC dated March 23, 2016 (filed as Exhibit 10.2 to Current Report on Form 8-K filed on March 29, 2016 incorporated by reference).

10.54
Promissory Note between Buena Yuma, LLC, a subsidiary of IMH Financial Corporation, and SRE Monarch Lending, LLC, a Delaware limited liability company, dated March 23, 2016 (filed as Exhibit 10.3 to Current Report on Form 8-K filed on March 29, 2016 incorporated by reference).

10.55
Deed of Trust, Assignment of Leases and Rents and Security Agreement between Buena Yuma, LLC, a subsidiary of IMH Financial Corporation, and SRE Monarch Lending, LLC, a Delaware limited liability company, dated March 23, 2016 (filed as Exhibit 10.4 to Current Report on Form 8-K filed on March 29, 2016 incorporated by reference).

10.56
Guaranty Agreement between IMH Financial Corporation, a Delaware corporation, and SRE Monarch Lending, LLC, a Delaware limited liability company, dated March 23, 2016 (filed as Exhibit 10.5 to Current Report on Form 8-K filed on March 29, 2016 incorporated by reference).

10.57
Environmental Indemnity Agreement between Buena Yuma LLC, a subsidiary of IMH Financial Corporation, and SRE Monarch Lending, LLC, a Delaware limited liability company, dated March 23, 2016 (filed as Exhibit 10.6 to Current Report on Form 8-K filed on March 29, 2016 incorporated by reference).

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

IMH FINANCIAL CORPORATION

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
IMH Financial Corporation
Scottsdale, Arizona

We have audited the accompanying consolidated balance sheets of IMH Financial Corporation (the “Company”) as of December 31, 2015 and 2014 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule listed in the accompanying index. These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of IMH Financial Corporation at December 31, 2015 and 2014, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in note 2 to the consolidated financial statements, the Company changed its method of presentation of debt issuance costs in 2015 due to the adoption of Financial Accounting Standards Board Accounting Standards Update 2015-03, Simplifying the Presentation of Debt Issuance Costs. This change was applied retrospectively to all periods presented.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ BDO USA, LLP

Phoenix, Arizona

March 31, 2016

IMH FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS
December 31, 2015 and 2014
(In thousands, except share data)

	December 31,
	2015	2014
Assets
Cash and Cash Equivalents	$7,603	$1,915
Restricted Cash and Cash Equivalents	3,541	2,573
Mortgage Loans Held for Sale, Net	11,147	24,539
Real Estate Held for Sale	5,346	53,686
Real Estate Held for Development	3,664	8,205
Operating Properties, Net	116,156	83,481
Other Real Estate Owned	27,701	—
Other Receivables	1,889	2,816
Investment in Unconsolidated Entities	6,537	—
Other Assets	1,773	3,149
Property and Equipment, Net	459	654
Total Assets	$185,816	$181,018
Liabilities
Accounts Payable and Accrued Expenses	$8,846	$6,079
Accrued Property Taxes	287	785
Dividends Payable	539	—
Accrued Interest Payable	654	1,635
Customer Deposits and Funds Held for Others	2,385	2,064
Notes Payable, Net of Discount	85,014	68,381
Note Payable to Related Party	4,969	4,875
Special Assessment Obligations	4,134	4,981
Capital Lease Obligations	1,175	1,199
Total Liabilities	108,003	89,999
Redeemable Convertible Preferred Stock, $.01 par value; 100,000,000 shares authorized; 8,200,000 shares outstanding; liquidation preference of $39,570	29,638	27,329

Commitments and Contingencies

Stockholders’ Equity
Common stock, $.01 par value; 200,000,000 shares authorized; 17,166,997 and 16,873,880 shares issued at December 31, 2015 and 2014; 15,537,179 and 15,244,062 shares outstanding at December 31, 2015 and 2014, respectively	172	169
Less: Treasury stock at cost, 1,629,818 shares at December 31, 2015 and 2014	(5,948)	(5,948)
Paid-in Capital	722,764	726,189
Accumulated Deficit	(671,178)	(656,720)
Total IMH Financial Corporation Stockholders’ Equity	45,810	63,690
Noncontrolling Interests	2,365	—
Total Stockholders’ Equity	48,175	63,690
Total Liabilities and Stockholders’ Equity	$185,816	$181,018

The accompanying notes are an integral part of these consolidated financial statements.

IMH FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended December 31, 2015 and 2014
(In thousands, except share data)

	Years Ended December 31,
	2015	2014
Revenue:
Operating Property Revenue	$28,698	$27,313
Investment and Other Income	2,311	1,759
Mortgage Loan Income, Net	1,481	2,355
Total Revenue	32,490	31,427
Operating Expenses:
Operating Property Direct Expenses (Exclusive of Interest and Depreciation)	24,007	22,500
Expenses for Non-Operating Real Estate Owned	1,027	1,908
Professional Fees	4,395	7,946
General and Administrative Expenses	9,930	8,422
Interest Expense	10,654	17,023
Debt Termination Charge	—	22,359
Depreciation and Amortization Expense	2,727	3,432
Total Operating Expenses	52,740	83,590
Recovery of Credit Losses, Impairment Charges, and Gain on Disposal
Loss (Gain) on Disposal of Assets, Net	306	(16,482)
Recovery of Credit Losses, Net	(10,652)	(2,804)
Impairment of Real Estate Owned	3,676	4,696
Total Recovery of Credit Losses, Impairment Charges, and Gain on Disposal of Assets	(6,670)	(14,590)
Total Costs and Expenses	46,070	69,000
Loss before Income Taxes	(13,580)	(37,573)
Provision for Income Taxes	163	—
Net Loss	(13,743)	(37,573)
Net Income Attributable to Noncontrolling Interests	(715)	—
Cash Dividend on Redeemable Convertible Preferred Stock	(2,140)	(938)
Deemed Dividend on Redeemable Convertible Preferred Stock	(2,309)	(949)
Net Loss Attributable to Common Shareholders	$(18,907)	$(39,460)
Loss per common share
Basic and Diluted	$(1.23)	$(2.49)
Basic and Diluted Weighted Average Common Shares Outstanding	15,328,546	15,829,294

The accompanying notes are an integral part of these consolidated financial statements.

IMH FINANCIAL CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Years ended December 31, 2015 and 2014
(In thousands, except share data)

	Common Stock		Treasury Stock				Total IMH Financial Corporation Stockholders’ Equity
	Shares	Amount	Shares	Amount	Paid-in Capital	Accumulated Deficit		Non-controlling Interest	Total Stockholders’ Equity
Balances at December 31, 2013	16,873,880	$169	41,659	$(172)	$720,150	$(619,147)	$101,000	$—	$101,000
Net Loss	—	—	—	—	—	(37,573)	(37,573)	—	(37,573)
Cash Dividends on Redeemable Convertible Preferred Stock	—	—	—	—	(938)	—	(938)	—	(938)
Deemed Dividend on Redeemable Convertible Preferred Stock	—	—	—	—	(949)	—	(949)	—	(949)
Stock-Based Compensation	—	—	—	—	3,055	—	3,055	—	3,055
Treasury Stock Purchase	—	—	1,588,159	(5,776)	—	—	(5,776)	—	(5,776)
Reclassification of Fair Value of Puttable Shares Pursuant to Legal Settlement	—	—	—	—	4,871	—	4,871	—	4,871
Balances at December 31, 2014	16,873,880	169	1,629,818	(5,948)	726,189	(656,720)	63,690	—	63,690
Net Loss	—	—	—	—	—	(14,458)	(14,458)	715	(13,743)
Equity Investment by Non-Controlling Interest	—	—	—	—	—	—	—	1,650	1,650
Cash Dividends on Redeemable Convertible Preferred Stock	—	—	—	—	(2,140)	—	(2,140)	—	(2,140)
Deemed Dividend on Redeemable Convertible Preferred Stock	—	—	—	—	(2,309)	—	(2,309)	—	(2,309)
Stock-Based Compensation	293,117	3	—	—	1,024	—	1,027	—	1,027
Balances at December 31, 2015	17,166,997	$172	1,629,818	$(5,948)	$722,764	$(671,178)	$45,810	$2,365	$48,175

The accompanying notes are an integral part of these consolidated financial statements.

IMH FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2015 and 2014
(In thousands)

	Years Ended December 31,
	2015	2014
OPERATING ACTIVITIES
Net Loss	$(13,743)	$(37,573)
Adjustments to reconcile net loss to net cash used in operating activities:
Debt Termination Charge	—	22,359
Impairment of Real Estate Owned	3,676	4,696
Non-cash Recovery of Investment in Unconsolidated Entities	(3,064)	—
Non-cash Recovery of Real Estate Owned	(6,824)	—
Non-cash Recovery of Mortgage Loans	(289)	—
Other Non-cash Provision for (Recovery of) Credit Losses	(291)	1,804
Stock-Based Compensation and Option Amortization	1,027	724
Loss (Gain) on Disposal of Assets	306	(16,482)
Amortization of Deferred Financing Costs	2,553	1,620
Depreciation and Amortization Expense	2,727	3,432
Accretion of Mortgage Income	—	(1,689)
Accretion of Discount on Note Payable	622	1,568
Increase (decrease) in cash resulting from changes in:
Accrued Interest Receivable	(555)	106
Other Receivables	927	(1,833)
Other Assets	1,582	944
Accrued Property Taxes	(504)	(299)
Accounts Payable and Accrued Expenses	(576)	667
Customer Deposits and Funds Held for Others	321	(267)
Accrued Interest Payable	(981)	2,136
Increase in Restricted Cash	(1,597)	—
Total adjustments, net	(940)	19,486
Net cash used in operating activities	(14,683)	(18,087)
INVESTING ACTIVITIES
Proceeds from Sales of Mortgage Loans	24,674	—
Proceeds from Sale of Real Estate Owned	19,452	54,365
Purchases of Property and Equipment	(29)	(31)
Issuance of Other Notes Receivables	—	(2,100)
Mortgage Loan Fundings and Protective Advances	—	(27)
Mortgage Loan Repayments	3,017	5,828
Collection of Other Notes Receivables	—	2,100
Investment in Joint Venture	(3,473)	—
Investment in Real Estate Owned	(30,150)	(6,802)
Increase in Restricted Cash	(1,138)	—
Net cash provided by investing activities	12,353	53,333
FINANCING ACTIVITIES
Proceeds from Issuance of Preferred Equity	—	18,581
Proceeds from Notes Payable	100,979	5,684
Repayments of Convertible Debt	—	(28,295)
Debt Termination Costs	—	(1,802)
Debt Issuance Costs Paid	(3,133)	(1,493)

	Years Ended December 31,
	2015	2014
Decrease in Restricted Cash	1,767	3,204
Repayments of Notes Payable	(91,081)	(32,241)
Purchase of Notes Payable	—	(1,289)
Repayments of Capital Leases	(24)	(52)
Dividends Paid	(2,140)	(938)
Purchase of Treasury Stock	—	(2,565)
Syndicated Financing of Joint Venture Investment	1,650	—
Net cash provided by (used in) financing activities	8,018	(41,206)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,688	(5,960)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,915	7,875
CASH AND CASH EQUIVALENTS, END OF PERIOD	$7,603	$1,915
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$6,154	$13,395
Cash paid for taxes	$84	$—
Non-Cash Investing and Financing Transactions:
Real Estate Acquired Through Guarantor Settlement	$6,824	$—
Capital Expenditures in Accounts Payable and Accrued Expenses	$3,882	$—
Investment in Unconsolidated Entities Acquired Through Guarantor Settlement	$3,064	$—
Real Estate Acquired Through Seller Financing	$5,940	$—
Real Estate Acquired Through Foreclosure or Deed in Lieu of Foreclosure	$—	$520
Reclassification of Convertible Debt to Notes Payable	$—	$45,000
Deferred Interest added to Notes Payable Principal	$—	$1,923
Seller Financing provided for Asset Sales	$14,148	$22,400
Reclassification of Paid in Capital to Fair Value of Puttable Shares Pursuant to Legal Settlement	$—	$4,871
Non-Cash Issuance of Exchange Offering Debt	$—	$6,389
Assets Acquired in Satisfaction of Loan Principal	$—	$4,020
Mortgage Loans Acquired in Modification	$—	$864
Notes Payable and Other Liabilities Relieved Through Asset Surrender	$—	$8,119
Conversion of Convertible Debt to Series B Preferred Stock	$—	$(7,800)
Debt Assumed for Asset Acquired	$—	$7,875
Assets Surrendered to Satisfy Debt Obligations	$—	$4,838
Liability forgiven in Trustee Sale	$—	$730
Notes Payable Financing for Insurance	$—	$(729)

The accompanying notes are an integral part of these consolidated financial statements.

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

In the last few years, we acquired certain operating properties through deed-in-lieu of foreclosure which have contributed significantly to our operating revenues and expenses. Our operating properties currently consist of two operating hotels and restaurants located in Sedona, Arizona, a golf course and restaurant operation located in Bullhead City, Arizona, and a multi-family housing complex in Apple Valley, Minnesota, which commenced leasing operations in the fourth quarter of 2015. A commercial office building located in Stafford, Texas, which also contributed to operating property revenues and expenses, was sold in the third quarter of 2015. Due to our limited lending activities since 2008 and our declining loan portfolio, these operating properties currently contribute the majority of our operating revenue.

Our History and Structure

We were formed from the conversion of our predecessor entity, IMH Secured Loan Fund, LLC (the “Fund”), into a Delaware corporation. The Fund, which was organized in May 2003, commenced operations in August 2003, focusing on investments in senior short-term whole commercial real estate mortgage loans collateralized by first mortgages on real property. The Fund was externally managed by Investors Mortgage Holdings, Inc. (the “Manager”), which was incorporated in Arizona in June 1997 and is licensed as a mortgage banker by the State of Arizona. Through a series of private placements to accredited investors, the Fund raised approximately $875 million of equity capital from May 2003 through December 2008. Due to the cumulative number of investors in the Fund, the Fund registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), on April 30, 2007 and began filing periodic reports with the Securities and Exchange Commission, (“SEC”). On June 18, 2010, following approval by members representing 89% of membership units of the Fund voting on the matter, the Fund became internally-managed through the acquisition of the Manager, and converted into a Delaware corporation in a series of transactions that we refer to as the Conversion Transactions.

Basis of Presentation

The accompanying consolidated financial statements of IMH Financial Corporation have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying consolidated financial statements include the accounts of IMH Financial Corporation and the following wholly-owned operating subsidiaries: 11333, Inc. (formerly known as Investors Mortgage Holdings, Inc.), an Arizona corporation, Investors Mortgage Holdings California, Inc., a California corporation, IMH Holdings, LLC, a Delaware limited liability company (“Holdings”), and various other wholly owned subsidiaries established in connection with the acquisition of real estate either through foreclosure or purchase and/or for borrowing purposes, as well as its majority owned or controlled real estate entities and its interests in variable interest entities (“VIEs”) in which the Company is determined to be the primary beneficiary. Holdings is a holding company for IMH Management Services, LLC, an Arizona limited liability company, which provides us and our affiliates with human resources and administrative services, including the supply of employees. Other entities in which we have invested and have the ability to exercise significant influence over operating and financial policies of the investee, but upon which we do not possess control, are accounted for by the equity method of accounting within the financial statements and they are therefore not consolidated. Refer to Note 5 for further details on our equity investments and VIEs.

During the second quarter of 2015, the Company, through certain subsidiaries, obtained certain real estate assets and equity interests in a number of limited liability companies and limited partnerships with various real estate holdings and related assets as a result of certain loan and guarantor enforcement and collection efforts. Certain of these entities have been consolidated in the accompanying consolidated financial statements while others have been accounted for under the equity method of accounting based on the extent of the Company’s controlling financial interest in each such entity. See Note 5 for a discussion of equity investments.

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BUSINESS, BASIS OF PRESENTATION AND LIQUIDITY - continued

All significant intercompany accounts and transactions have been eliminated in consolidation.

Liquidity

As of December 31, 2015, our accumulated deficit aggregated $671.2 million primarily as a result of previous provisions for credit losses recorded relating to the decrease in the fair value of the collateral securing our loan portfolio and impairment charges relating to the value of real estate owned (“REO”) assets acquired primarily through foreclosure, as well as on-going net operating losses resulting from the lack of income-producing assets, the high cost of our previous debt financing and a debt restructuring which resulted in significant debt termination charges. Beginning in 2008, we experienced significant defaults and foreclosures in our mortgage loan portfolio due primarily to the erosion of the U.S. and global real estate and credit markets during those periods. As a result, since that time we have been focused on enforcing our rights under our loan documents, working to repossess the collateral properties underlying those loans for purposes of disposing of or developing such assets, and pursuing recovery from guarantors under such loans.

Our liquidity plan has included obtaining additional financing, selling mortgage loans, and selling the majority of our legacy real estate assets. We secured various financings between 2011 and 2015 which, along with proceeds from asset sales, have been our primary sources of working capital. During the years ended December 31, 2015 and 2014, we entered into a series of transactions to, among other things, restructure and refinance our primary senior indebtedness. As more fully described in note 7, during the first quarter of 2015, we secured $78.8 million in new financing and repaid our prior senior debt balance and certain other bank debt. During the fourth quarter of 2015, we repaid $28.8 million owed under the new senior loans, primarily using funds from a Company custodial account, which were accumulated throughout 2015 through the sale of assets secured by the related loans.

In addition, during the year ended December 31, 2014, we secured a construction loan in the amount of $24.0 million in connection with the development of a multi-family project, for which the Company is a guarantor. Funding under this loan commenced during the second quarter of 2015 as the Company completed the required $11.5 million equity funding under the loan. As of December 31, 2015, the Company had drawn $16.9 million against the construction loan. The construction loan is subject to a completion and repayment carve-out guarantee by the Company and requires a minimum liquidity balance by the Company of $7.5 million. During the fourth quarter of 2015, we obtained a temporary reduction in the liquidity requirement from $7.5 million to $4.0 million for a period of 120 days in order to provide us time to generate additional liquidity from anticipated asset sales, financings and/or other cash events. As described in note 15, subsequent to December 31, 2015, the temporary reduction in the liquidity requirement expired and we fell below the $7.5 million liquidity threshold resulting in default under the terms of the guarantor agreement relating to the construction loan, which resulted further in a cross-default under the terms of the certificate of designation pertaining to our Series B-1 and B-2 Cumulative Convertible Preferred Stock. While the lender has not taken any enforcement action regarding this default, and we have obtained a waiver from our preferred shareholders for this default, the default could have a material adverse effect on our business, results of operations and financial position. Also, the lender under our loan secured by our hotel assets also required a $4.0 million liquidity balance by the Company during calendar year 2015, which increases to $5.0 million for calendar year 2016.  Moreover, as described in note 7, certain of our lenders require a minimum net worth of the Company of not less than $50.0 million, and require us to meet certain debt service coverage ratio (“DSCR”) requirements and/or minimum 12-month rolling net operating income (“NOI”) requirements. For purposes of the net worth requirement, ours lenders have agreed that the carrying value of our redeemable convertible preferred stock is considered a component of shareholders’ equity. Subsequent to December 31, 2015, we defaulted on one of the DSCR and NOI requirements, for which the lender provided a one-time forbearance. In addition, as described in note 15, we have obtained an extension of the $5.0 million note payable to SRE Monarch Lending, LLC (“SRE Monarch”) for up to two 90-day terms, as well as securing a revolving line of credit for up to $4.0 million, secured by certain REO assets, from SRE Monarch. At December 31, 2015, we had cash and cash equivalents of $7.6 million and restricted cash of $3.5 million.

As of December 31, 2015, our mortgage loan portfolio with an aggregate carrying value of $11.1 million and REO assets with a carrying value totaling $5.3 million were held for sale. During the year ended December 31, 2015, we sold certain loans and REO assets and collected other recoveries generating approximately $44.1 million in cash during 2015.

We require liquidity and capital resources for capitalized costs, expenses and general working capital needs, including maintenance, development costs and capital expenditures for our operating properties and non-operating REO assets, professional fees, general and administrative operating costs, loan enforcement costs, costs on borrowings, debt service payments on borrowings, dividends or distributions to shareholders, other costs and expenses, as well as to acquire our target assets. We expect our primary sources

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BUSINESS, BASIS OF PRESENTATION AND LIQUIDITY - continued

of liquidity over the next twelve months to consist of our current cash and restricted cash balances, revenues from operating properties, proceeds from borrowings, and proceeds from the disposition of our existing loan and REO assets held for sale. We believe that our cash and cash equivalents and restricted cash coupled with the revenues generated by our operating properties, as well as proceeds that we anticipate from the disposition of our loans and real estate held for sale will allow us to fund current operations over the next 12 months.

While we have been successful in securing financing through December 31, 2015 to provide adequate funding for working capital purposes, supplemented by liquidity through asset sales and mortgage receivable collections, there is no assurance that we will be successful in selling our remaining loan and REO assets in a timely manner or in obtaining additional or replacement financing, if needed, to sufficiently fund future operations, repay existing debt or to implement our investment strategy. Our failure to generate sustainable earning assets, and successfully liquidate a sufficient number of our loans and REO assets may have a material adverse effect on our business, results of operations and financial position.

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

Comprehensive income

Comprehensive income includes items that impact changes in shareholders’ equity but are not recorded in earnings. The Company did not have any such items for the years ended December 31, 2015 and 2014. Accordingly, comprehensive income is equal to net income for such years.

Cash and Cash Equivalents

Cash and cash equivalents are held in depository accounts with financial institutions that are members of the Federal Deposit Insurance Corporation (“FDIC”). Cash balances with institutions may be in excess of federally insured limits or may be invested in time deposits that are not insured by the institution or the FDIC or any other government agency. We consider all highly liquid investments purchased with an initial maturity of three months or less to be cash equivalents. As of December 31, 2015 and 2014, our cash and cash equivalents were invested primarily in money market accounts that invest primarily in U.S. government securities. Due to the short maturity period of the cash equivalents, the carrying amount of these instruments approximate their fair values.

Restricted Cash and Cash Equivalents

Restricted cash includes cash items that are legally or contractually restricted as to usage or withdrawal, which include amounts maintained in escrow or other restricted accounts for contractually specified purposes, which includes property taxes, insurance, interest and capital reserves needed to complete the scheduled improvements at our hotel assets. The balance of restricted cash at December 31, 2015 is primarily comprised of interest and capital improvement reserve accounts held by the lender. At December 31, 2015 and 2014, restricted cash and cash equivalents was comprised of the following:

	December 31,
	2015	2014
Senior lender controlled accounts	$3,036	$2,392
Escrows and other restricted accounts	505	181
Total restricted cash and cash equivalents	$3,541	$2,573

In addition to these amounts, under the terms of our construction loan, we are required to maintain a minimum liquidity balance of $7.5 million. During the fourth quarter of 2015, we obtained a temporary reduction in the liquidity requirement from $7.5 million to $4.0 million for a period of 120 days in order to provide us time to generate additional liquidity from anticipated asset sales, financings and/or other cash events. As described in note 15, subsequent to December 31, 2015, the temporary reduction in the liquidity requirement expired and we fell below the $7.5 million liquidity threshold resulting in a default under the terms of the guarantor agreement relating to the construction loan. The lender under our loan secured by our hotel assets also required a $4.0 million liquidity balance by the Company during calendar year 2015, which increased to $5.0 million effective as of January 1, 2016.

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
Residential rental income includes monthly rents, non-refundable fees, security, pet and cleaning deposits and retained refundable security deposits at the Company’s apartment complex. Rents are recognized on the first of each month when there is a tenant occupying the unit either under an initial or renewed term of a lease on a straight-line basis, or under the month-to-month provision of the lease. Rent concessions (i.e. first month free rent) are spread evenly over the term of the lease agreement. Rental income is suspended upon the earlier of the tenant becoming two months delinquent in rents, or the commencement of eviction proceedings, which usually occur within 30 days of delinquency. Rental income is restarted and/or caught-up when the tenant becomes current on the account. Retained refundable security deposits are recorded as liabilities and are not recognized as income unless or upon the meeting of security deposit forfeiture criteria (i.e. lease breakage, property damage, unmet move-out requirements, etc.).
Rental income arising from operating leases for the easement or use of real property owned by the Company is recognized on a straight-line basis over the life of the lease.
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

A loan is typically not removed from non-accrual status until the borrower has brought the loan current as to the payment of past due interest, and unless we are reasonably assured as to the collection of all contractual amounts due under the loan based on the value of the underlying collateral of the loan, the receipt of additional collateral required, if any, and the financial ability of the borrower to service our loan.

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

Unconsolidated Entities

The Company has several entities that do not meet the criteria under GAAP for consolidation. For these entities, the Company records the net income and losses from those unconsolidated entities, as applicable, in net income attributable to noncontrolling interests in the accompanying consolidated statements of operations.

Advertising and Marketing Costs

Advertising costs are charged to expense as incurred. For 2015 and 2014, our continuing operations incurred advertising costs of $0.8 million and $0.6 million, respectively. Advertising costs related to continuing operations are included in operating property direct expenses and general and administrative expense in the accompanying consolidated statements of operations.

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

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES – continued

Fair Value

In determining fair value, we have adopted applicable accounting guidance which defines fair value, establishes a framework for measuring fair value, and requires certain disclosures about fair value measurements under GAAP. Specifically, this guidance defines fair value based on exit price, or the price that would be received upon the sale of an asset or the transfer of a liability in an orderly transaction between market participants at the measurement date. Accounting Standards Codification (“ASC”) 820 also establishes a fair value hierarchy that prioritizes and ranks the level of market price observability used in measuring financial instruments. Market price observability is affected by a number of factors, including the type of financial instrument, the characteristics specific to the financial instrument, and the state of the marketplace, including the existence and transparency of transactions between market participants. Financial instruments with readily available quoted prices in active markets generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.

Financial instruments measured and reported at fair value are classified and disclosed based on the observability of inputs used in the determination, as follows:

Level 1-	Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that we have the ability to access at the measurement date;

Level 2-
Valuations based on quoted market prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active or models for which all significant inputs are observable in the market either directly or indirectly; and

Level 3-
Valuations based on models that use inputs that are unobservable in the market and significant to the fair value measurement. These inputs require significant judgment or estimation by management of third parties when determining fair value and generally represent anything that does not meet the criteria of Levels 1 and 2.

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

In the case of collateral dependent loans or REO held for sale, the amount of any improvement in fair value attributable to the passage of time is recorded as a credit to (or recovery of) the provision for credit losses or impairment of REO held for sale with a corresponding reduction in the valuation allowance.

In connection with our assessment of fair value, we may utilize the services of one or more independent third-party valuation firms, other consultants or the Company’s internal asset management department to provide a range of values for selected properties. With respect to such valuations received from third-party valuation firms, one of four valuation approaches, or a combination of such approaches, is used in determining the fair value of the underlying collateral of each loan or REO asset held for sale: the development approach, the income capitalization approach, the sales comparison approach and the cost approach. The valuation approach taken depends on several factors including the type of property, the current status of entitlements and level of development (horizontal or vertical improvements) of the respective project, the likelihood of a bulk sale as opposed to individual unit sales, whether the property is currently or nearly ready to produce income, the current sales price of property in relation to cost of development and the availability and reliability of market participant data. In a declining market, except in limited circumstances, the valuation approach taken has shifted from primarily a development approach to a comparable sales approach.

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES – continued

We generally select a fair value within a determinable range as provided by our valuation team, unless we or the borrower have received a bona fide written third-party offer on a specific loan’s underlying collateral, or REO asset. In determining a single best estimate of value from the range provided, we consider the macro and micro economic data provided by the third-party valuation specialists, supplemented by management’s knowledge of the specific property condition and development status, borrower status, level of interest by market participants, local economic conditions, and related factors.

As an alternative to the third-party valuations obtained, we will utilize bona fide written third-party offer amounts received, executed purchase and sale agreements, internally prepared discounted cash flow analysis, or internally prepared market comparable assessments, whichever may be determined to be most relevant.

We are also required by GAAP to disclose fair value information about financial instruments, that are not otherwise reported at fair value in our consolidated balance sheet, to the extent it is practicable to estimate a fair value for those instruments. These disclosure requirements exclude certain financial instruments and all non-financial instruments. As of the dates of the balance sheets, the respective carrying value of all balance sheet financial instruments approximated their fair values. These financial instruments include cash and cash equivalents, restricted cash and cash equivalents, mortgage loans held for sale, other receivables, accounts payable, accrued interest, customer deposits and funds held for others, and notes payable. Fair values of cash equivalents are assumed to approximate carrying values because these instruments are short term in duration. Fair values of notes payable are assumed to approximate carrying values because the terms of such indebtedness are deemed to be at effective market rates and/or because of the short-term duration of such notes.

Loan Charge Offs

Loan charge offs generally occur under one of two scenarios: (i) the foreclosure of a loan and transfer of the related collateral to REO status, or (ii) we elect to accept a loan payoff at less than the contractual amount due. Under either scenario, the loan charge off is generally recorded through the valuation allowance.

When a loan is foreclosed and transferred to REO status, the asset is transferred to the applicable REO classification at its then current fair value, less estimated costs to sell. In addition, we record the related liabilities of the REO assumed in the foreclosure, such as outstanding property taxes or special assessment obligations. Our REO assets are classified as either held for development, operating (i.e., a long-lived asset) or held for sale.

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

Some of the loans we sell are non-performing and generate no cash flows from interest income or anticipated principal payments benefiting the holder of such assets. As a result, in those cases, a buyer is generally interested in the underlying real estate collateral. Accordingly, we consider the criteria applied to our sales of real estate assets, as described above, in recording the sale of loans. In addition, we also consider the applicable accounting guidance for derecognition of financial assets in connection with our loan

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES – continued

sales. Since we do not retain servicing rights, nor do we have any rights or obligations to repurchase such loans, derecognition of such assets upon sale is appropriate.

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

Operating Properties

Operating properties consist of both operating assets acquired through foreclosure and operating assets that have been developed by the Company, which the Company has elected to hold for on-going operations. At December 31, 2015, operating properties consisted of two operating hotels and spa located in Sedona, Arizona, an 18-hole golf course and clubhouse in Bullhead City, Arizona, and a multifamily apartment complex in Apple Valley, Minnesota. During the year ended December 31, 2015, the Company disposed of our partially leased medical office building located in Houston, Texas, which had previously been classified as held for sale.

Other Real Estate Owned

During the year ended December 31, 2015, we transferred certain assets from REO held for sale to other REO, which did not meet the held for sale criteria under GAAP. Other REO includes those assets which are generally available for sale but, for a variety of

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES – continued

reasons, are not currently being marketed for sale as of the reporting date, or those which are not expected to be disposed of within 12 months.

Property and Equipment

Property and equipment is recorded at cost, net of accumulated depreciation and amortization. We recorded capitalized interest of $0.2 million during the year ended December 31, 2015 and none during the year ended December 31, 2014. Costs to develop, and improve or extend the life of property and equipment are capitalized, while costs for normal repairs and maintenance are expensed as incurred. Depreciation and amortization are computed on a straight line basis over the estimated useful life of the related assets, which range from five to 40 years. Gains or losses on the sale or retirement of assets are included in income when the assets are retired or sold provided there is reasonable assurance of the collectability of the sales price and any future activities to be performed by us relating to the assets sold are insignificant. Upon the acquisition of real estate, we assess the fair value of acquired assets (including land, buildings and improvements, identified intangibles, such as acquired above and below-market leases, acquired in-place leases and tenant relationships) and acquired liabilities and we allocate the purchase price based on these assessments.

Long-Lived Assets

For real estate assets that are considered to be held for sale according to accounting guidance, the Company records impairment losses if the fair value of the asset net of estimated selling costs is less than the carrying amount. For those long-lived assets that are held and used according to accounting guidance, management reviews each asset for the existence of any indicators of impairment. If indicators of impairment are present, the Company calculates the expected undiscounted future cash flows to be derived from such assets. If the undiscounted cash flows are less than the carrying amount of the asset, the Company reduces the asset to its fair value, and record an impairment charge for the excess of the net book value over the estimated fair value.

Segment Reporting

Our operations are organized and managed according to a number of factors, including product categories and geographic locations. As our business has evolved from that of a lender to an owner and operator of various types of real properties, our reportable segments have also changed in order to more effectively manage and assess operating performance. As permitted under applicable accounting guidance, certain operations have been aggregated into operating segments having similar economic characteristics and products. The Company’s reportable segments include the following: Mortgage and REO-Legacy Portfolio and Other Operations, Commercial and Residential Real Estate Leasing Operations, Hospitality and Entertainment Operations, and Corporate and Other.

Statement of Cash Flows

Changes in restricted cash and cash equivalents activity is reflected in cash flows from financing activities because the primary purpose of the restricted cash is to serve as collateral for borrowings.

Stock-Based Compensation

Our 2010 Employee Stock Incentive Plan provides for awards of stock options, stock appreciation rights, restricted stock units and other performance based awards to our officers, employees, directors and certain consultants. The maximum number of shares of common stock that was available to be issued under such awards was not to exceed 1,200,000 common shares, subject to increase to 1,800,000 shares after an initial public offering. During the year ended December 31, 2015, the Company’s stockholders approved an increase in the number of shares of our Common Stock available for issuance under our 2010 Employee Stock Incentive Plan by 1.5 million.

During the year ended December 31, 2015, the Company’s stockholders approved the 2014 IMH Financial Corporation Non-Employee Director Compensation Plan (the “Director Plan”) which provides for the issuance of up to 300,000 shares of common stock. Pursuant to the Director Plan, eligible directors are entitled to the compensation set forth below for their service as a member of the board of directors and its committees. The Director Plan provides for, among other things, an annual grant of restricted common stock in an amount equal to $20,000 based on the fair market value of such shares as determined under the Director Plan. These annual awards vest in full twelve months after the date of grant. Only those directors who meet the independence standards

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES – continued

under the rules of the New York Stock Exchange and the Securities and Exchange Commission are eligible to participate. Unless sooner terminated by the board of directors, the Director Plan will terminate on August 6, 2024.

We measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award.

Redeemable Convertible Preferred Stock

During the year ended December 31, 2014, the Company issued redeemable convertible preferred stock. The preferred stock is convertible into common stock on a one-to-one basis, and is redeemable five years from the issuance date at the option of the holder for a redemption price of 150% of the original purchase price of the preferred stock. The preferred stock is reported in the mezzanine equity section of the accompanying consolidated balance sheets. Since the preferred stock does not have a mandatory redemption date (rather it is at the option of the holder), under applicable accounting guidance, the Company elected to amortize the redemption premium over the five year redemption period using the effective interest method and recording this as a deemed dividend, rather than recording the entire accretion of the redemption premium as a deemed dividend upon issuance of the preferred stock. In accordance with applicable accounting guidance, the Company assesses whether the preferred stock is redeemable at each reporting period.

A rollforward of the balance of redeemable convertible preferred stock for the years ended December 31, 2015 and 2014 follows (in thousands):

Balance at December 31, 2013	$—
Issuance of Redeemable Convertible Preferred Stock	26,380
Deemed Dividend on Redeemable Convertible Preferred Stock	949
Balance at December 31, 2014	27,329
Deemed Dividend on Redeemable Convertible Preferred Stock	2,309
Balance at December 31, 2015	$29,638

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

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES – continued

Reclassifications

Certain reclassifications have been made to the December 31, 2014 financial statement balances to conform to the current year presentation.

Recent Accounting Pronouncements

Changes to GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of accounting standards updates (“ASUs”) to the FASB’s ASC. The Company considers the applicability and impact of all ASUs.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers: Topic 606. This update applies to entities that enter into contracts with customers to transfer goods or services or for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards. The guidance in this update supersedes the revenue recognition requirements in Topic 605, Revenue Recognition and most industry-specific guidance. The core principle of the guidance is that an entity should recognize revenue to illustrate the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance also includes a cohesive set of disclosure requirements that will provide users of financial statements with comprehensive information about the nature, amount, timing, and uncertainty of revenue and cash flows arising from a reporting organization’s contracts with customers.

In 2015, the FASB voted to defer ASU 2014-09. Under the new guidance, companies will recognize revenue when the seller satisfies a performance obligation, which would be when the buyer takes control of the good or service. This new guidance could result in different amounts of revenue being recognized and could result in revenue being recognized in different reporting periods than under the current guidance. The standard specifically excludes revenue associated with lease contracts. The guidance is effective for periods beginning after December 15, 2017, with early adoption permitted for periods beginning after December 15, 2016. We expect to adopt this guidance effective January 1, 2018, and we are currently assessing the potential impact of adopting the new guidance.

In June 2014, the FASB issued ASU No. 2014-12, Compensation - Stock Compensation (Topic 718):  Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. ASU 2014-12 requires an entity to treat performance targets that can be met after the requisite service period of a share-based award has ended, as a performance condition that affects vesting. The ASU is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2015. The Company does not expect the adoption of ASU 2014-12 to have a material impact on the Company’s operating results, or financial position.
In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 introduces an explicit requirement for management to assess and provide certain disclosures if there is substantial doubt about an entity’s ability to continue as a going concern. ASU 2014-15 is effective for the annual period ending after December 15, 2016. The Company expects to adopt this guidance when effective, and upon adoption, will evaluate going concern based on this guidance.
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

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability. This update was effective for interim and annual reporting periods beginning after December 15, 2015 and required retrospective application for all periods presented. Early adoption is permitted. The Company adopted this update as of December 31, 2015. As of December 31, 2014, $0.8 million was reclassified from assets to liabilities on our consolidated balance sheets as a result of this new guidance.

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES – continued

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. This update amends certain aspects of recognition, measurement, presentation and disclosure of financial instruments, including the requirement to measure certain equity investments at fair value with changes in fair value recognized in net income. ASU 2016-01 is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2017. We are currently evaluating the impact of the adoption of ASU 2016-01 on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases. This new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. We are currently evaluating the impact of the adoption of ASU 2016-02 on our consolidated financial statements.

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 — MORTGAGE INVESTMENTS, LOAN PARTICIPATIONS AND LOAN SALES

Lending Activities

There has been limited loan activity during the years ended December 31, 2015 and 2014. During the year ended December 31, 2015, two new loans in the amount of $14.1 million were originated in connection with the partial financing of asset sales. During the fourth quarter of 2015, one of the new loans originated in the amount of $11.0 million was sold to SREOF II Holdings, LLC, an affiliate of one of the Company’s directors and preferred shareholders. In addition, the Company was assigned one loan in the principal amount of $0.3 million through the purchase of a lien on real property during the year ended December 31, 2015. We originated three loans during 2014 totaling $21.7 million relating to the partial financing of the sale of certain REO assets. During the year ended December 31, 2015, we received mortgage loan principal payments totaling $4.4 million.

A roll-forward of loan activity for the years ended December 31, 2015 and 2014 follows (in thousands):

	Principal Outstanding	Interest Receivable	Valuation Allowance	Carrying Value
Balance at December 31, 2013	$30,222	$527	$(18,208)	$12,541
Additions:
Principal fundings - cash	27	—	—	27
Principal fundings - asset sale financing	21,697	—	—	21,697
Mortgage loans acquired in modification	864	—	—	864
Accrued interest revenue (including accretion of discount)	1,689	666	—	2,355
Reductions:
Principal repayments	(5,828)	(773)	—	(6,601)
Recovery of prior credit losses	(4,020)	—	—	(4,020)
Valuation adjustment	—	—	(1,804)	(1,804)
Foreclosures/transfers to Real Estate Owned	(4,917)	(53)	4,450	(520)
Balance at December 31, 2014	39,734	367	(15,562)	24,539
Additions:
New loan originations	14,148	—	—	14,148
Mortgage loans acquired through recoveries	289	—	—	289
Interest adjustment	—	64	—	64
Accrued interest revenue	138	1,216	—	1,354
Reductions:
Principal and interest repayments	(4,357)	(958)	—	(5,315)
Recovery of allowance for credit losses, net	—	—	291	291
Foreclosures/transfers to Real Estate Owned	(662)	—	—	(662)
Foreclosures/transfers to other assets	(200)	—	—	(200)
Sale of mortgage loans	(25,498)	(242)	2,379	(23,361)
Balance at December 31, 2015	$23,592	$447	$(12,892)	$11,147

As of December 31, 2015, we had six loans outstanding with an average principal and interest balance of $3.9 million, as compared to $4.5 million for our nine loans outstanding at December 31, 2014. Of our six outstanding loans at December 31, 2015, we had four performing loans with an average outstanding principal and interest balance of $2.8 million and a weighted average interest rate of 10.5%. At December 31, 2014, we had three performing loans with an average outstanding principal and interest balance of $7.2 million and a weighted average interest rate of 8.2%. As of December 31, 2015 and 2014, the valuation allowance represented 53.6% and 38.8%, respectively, of the total outstanding loan principal and interest balances.

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 — MORTGAGE INVESTMENTS, LOAN PARTICIPATIONS AND LOAN SALES – continued

Geographic Diversification

Our mortgage loans consist of loans where the primary collateral is located in Arizona, California and Utah. As of December 31, 2015 and 2014, the geographical concentration of our loan balances by state was as follows (dollar amounts in thousands):

	December 31, 2015					December 31, 2014
	Outstanding Principal and Interest	Valuation Allowance	Net Carrying Amount	Percent	#	Outstanding Principal and Interest	Valuation Allowance	Net Carrying Amount	Percent	#
Arizona	$3,811	$(67)	$3,744	33.6%	2	$16,235	$(1,077)	$15,158	61.8%	5
California	19,882	(12,825)	7,057	63.3%	3	19,866	(12,681)	7,185	29.3%	3
Utah	—	—	—	—%	—	4,000	(1,804)	2,196	8.9%	1
New Mexico	346	—	346	3.1%	1	—	—	—	—%	—
Total	$24,039	$(12,892)	$11,147	100.0%	6	$40,101	$(15,562)	$24,539	100.0%	9

Historically, our legacy loan portfolio was heavily concentrated in Arizona and California, markets in which values were severely impacted by the decline in the real estate market. Due to the decline in the number of outstanding loans, the concentration of our loan portfolio in Arizona and California totaled 96.9% and 91.1% at December 31, 2015 and 2014, respectively. Given the Company’s current lack of significant lending activities, our ability to geographically diversify our portfolio has been significantly impaired.

Interest Rate Information

Our loan portfolio includes loans that carry variable and fixed interest rates. All variable interest rate loans are indexed to the Prime Rate with interest rate floors. At December 31, 2015 and 2014, the Prime Rate was 3.50% and 3.25%, respectively, per annum. Since nearly half of our loan principal balance is in default, the extent of mortgage income recognized on our loans is limited to only those loans that are performing.

At December 31, 2015, we had six loans with principal and interest balances totaling $24.0 million and interest rates ranging from 6.0% to 12.0%. Of this total, two loans with principal and interest balances totaling $12.7 million and a weighted average interest rate of 12.0% were non-performing loans, while four loans with principal and interest balances totaling $11.1 million and a weighted average interest rate of 10.5% were performing loans.

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

Changes in the Portfolio Profile — Scheduled Maturities

The outstanding principal and interest balances of mortgage investments, net of the valuation allowance, as of December 31, 2015 and 2014, have scheduled maturity dates within the next several quarters as follows (dollar amounts in thousands):

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 — MORTGAGE INVESTMENTS, LOAN PARTICIPATIONS AND LOAN SALES – continued

December 31, 2015				December 31, 2014
Quarter	Outstanding Balance	Percent	#	Quarter	Outstanding Balance	Percent	#
Matured	$12,682	52.8%	2	Matured	$18,586	46.3%	6
Q1 2016	7,800	32.4%	1	Q3 2015	7,249	18.1%	1
Q4 2016	3,166	13.2%	1	Q1 2016	13,299	33.2%	1
Q1 2017	—	—%	—	Q1 2017	600	1.5%	—
Q1 2020	45	0.2%	1	Q1 2020	367	0.9%	1
Thereafter	346	1.4%	1	Thereafter	—	—%	—
Total Principal and Interest	24,039	100.0%	6		40,101	100.0%	9
Less: Valuation Allowance	(12,892)				(15,562)
Net Carrying Value	$11,147				$24,539

From time to time, we may extend a mortgage loan’s maturity date in the normal course of business. In this regard, we have modified certain loans, extending maturity dates, and we may modify additional loans in the future in an effort to seek to preserve our collateral. Accordingly, repayment dates of the loans may vary from their currently scheduled maturity date. If the maturity date of a loan is not extended, we classify and report the loan as matured.

Given the non-performing status of our legacy loans, we do not expect the payoffs to materialize for those loans past their respective maturity dates. We may find it necessary to foreclose, modify, extend, make protective advances or sell such loans in order to protect our collateral, maximize our return or generate additional liquidity.

Subsequent to December 31, 2015, we negotiated payoffs of two of our performing loans at a discount to generate liquidity for the Company. The allowance for credit loss at December 31, 2015 includes the amount of the discount provided totaling $0.2 million.

Loans Serving as Collateral for Borrowings

During the fourth quarter of 2015, a wholly-owned subsidiary of the Company borrowed $5.4 million pursuant to a non-revolving credit facility with the Banc of California, National Association (the “BOC Facility”). The BOC Facility was secured by a $7.2 million mortgage receivable (the “Serramonte Note”). The Serramonte Note was included in Mortgage Loans Held for Sale, Net, in the accompanying Consolidated Balance Sheets, and had a carrying value of $7.1 million at December 31, 2015. Under the terms of the BOC Facility, all income and proceeds from the Serramonte Note, including all interest and principal payments, were to be remitted immediately to Banc of California. The Serramonte Note and BOC Facility were both repaid in full subsequent to December 31, 2015.
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

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 — MORTGAGE INVESTMENTS, LOAN PARTICIPATIONS AND LOAN SALES – continued

We did not execute any loan modifications during the year ended December 31, 2015. During the year ended December 31, 2014, we modified one loan under the terms of a court-approved order in which the Company accepted, in lieu of cash payment, certain assets with an aggregate estimated fair value of $4.0 million, and established the remaining loan balance principal at $4.0 million. As a result of the modification, (a) the aggregate balance of the assets received and the newly established loan balance exceeded the carrying value of the loan at the time of modification, (b) the interest rate on the loan was increased from 12.0% to 16.25%, and (c) the Company received additional collateral to further secure the remaining loan balance. The modification was deemed to be a troubled debt restructuring primarily because the total amount to be collected was below the contractual amount otherwise due under the loan when considering default interest due under the original loan terms (none of which was previously recorded by the Company). As a result, the fair value of the assets received was treated as a reduction to the recorded investment in the loan and the carrying value was recorded at the remaining net balance of $2.3 million (rather than the contractual balance of $4.0 million). The difference between the remaining net balance and the contractual amount due upon maturity was amortized as an adjustment to yield (i.e., interest income) over the remaining term of the loan which matured on September 30, 2014. The borrower defaulted on the loan and the Company commenced enforcement action against the borrower which was settled and paid off in the first quarter of 2015. As of December 31, 2014, the total investment in the loan was $4.0 million with a related allowance for credit loss of $1.8 million. No interest income was recorded on this loan during the year ended December 31, 2015. During the year ended December 31, 2014, the average recorded investment of the loan was $4.4 million, and interest income recorded on the loan totaled $1.7 million, none of which was recorded on a cash basis.

The following tables present various summaries of our loan modifications made on a quarterly basis during the years ended December 31, 2014 (dollars in thousands):

		Outstanding Principal and Interest		Outstanding Funding Commitment		Average Interest Rate		Average Loan Term (Months)		Weighted Avg Interest Rate
Period of Modification	# of Loans	Pre- Modification	Post- Modification	Pre- Modification	Post- Modification	Pre- Modification	Post- Modification	Pre- Modification	Post- Modification	Pre- Modification	Post- Modification
Q2 2014	1	$6,502	$2,348	—	—	12.00%	16.25%	19	23	12.00%	16.25%

			Loan Status		Loan Category
Period	Principal and Interest Outstanding	# of Loans	# Performing	# Non- Performing	Pre-entitled Land	Entitled Land	Construction & Existing Structures
Q2 2014	$6,502	1	—	1	—	1	—

Period	Principal and Interest Outstanding	Number of Loans	Interest Rate Changes	Interest Reserves Added	Additional Collateral Taken	Borrower Prefunded Interest
Q2 2014	$6,502	1	1	—	1	—

	December 31, 2015			December 31, 2014
	Amount (in thousands)%		#	Amount (in thousands)%		#
Loans Not Modified and Currently Matured	$12,682	52.8%	2	$13,480	33.6%	4
Loans Modified to Extend Maturity	—	—%	—	5,106	12.7%	2
Original Maturity Date Not Reached	11,357	47.2%	4	21,515	53.7%	3
Total Loan Principal and Accrued Interest	$24,039	100%	6	$40,101	100%	9

Summary of Existing Loans in Default

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 — MORTGAGE INVESTMENTS, LOAN PARTICIPATIONS AND LOAN SALES – continued

During 2015 and 2014, we continued to experience loan defaults due to, among other reasons, loan balances that exceed the value of the underlying collateral and the absence of takeout financing in the marketplace. Loans in default may encompass both non-accrual loans and loans for which we are still accruing income, but are delinquent as to the payment of accrued interest or are past scheduled maturity. At December 31, 2015, two of our six loans with outstanding principal and interest balances totaling $12.7 million were in default and past their respective scheduled maturity dates. At December 31, 2014, six of our nine loans with outstanding principal and interest balances totaling $18.6 million were in default and past their respective scheduled maturity dates.

A summary and roll-forward of activity of loans in default for the years ended December 31, 2015 and 2014 follows (dollars in thousands):

	Principal Outstanding	Accrued Interest Receivable	Valuation Allowance	Net Carrying Value	# of Loans
Balance at December 31, 2013	$24,636	$401	$(18,208)	$6,829	5
Additions:
Additional loan fundings	27	—	—	27	—
Mortgage loans acquired in modification	864	—	—	864	2
Accrued interest revenue	1,689	—	—	1,689	—
Reductions:
Principal repayments	(4)	—	—	(4)	—
Provision for credit loss	—	—	(1,804)	(1,804)	—
Loans moved to default	—	(37)	—	(37)	1
Assets acquired in satisfaction of loan balance	(4,020)	—	—	(4,020)	(1)
Foreclosures/transfers to Real Estate Owned	(4,917)	(53)	4,450	(520)	(1)
Balances at December 31, 2014	18,275	311	(15,562)	3,024	6
Additions:
Interest adjustment	—	64	—	64	—
Reductions:
Recovery of credit losses	—	—	501	501	—
Foreclosures/transfers to Other Assets	(200)	—	—	(200)	—
Foreclosures/transfers to Real Estate Owned	(663)	—	—	(663)	(2)
Sale of mortgage loans	(5,100)	(5)	2,379	(2,726)	(2)
Balance, December 31, 2015	$12,312	$370	$(12,682)	$—	2

Of the six loans that were in default at December 31, 2014, two of these loans remained in default status as of December 31, 2015, and two were removed upon foreclosure and transferred to REO. In addition, during the year ended December 31, 2015, two loans that were in default were sold.

During the year ended December 31, 2015, we completed foreclosure on two loan assets and transferred the underlying collateral to REO held for sale. We are exercising enforcement action which could lead to foreclosure or other disposition upon the remaining loans in default, but we have not completed foreclosure on any such loans as of or subsequent to December 31, 2015. The timing of foreclosure on the remaining loans is dependent on several factors, including applicable states statutes, potential bankruptcy filings by the borrowers, our ability to negotiate a deed-in-lieu of foreclosure and other factors.

The geographic concentration of our portfolio loans in default, net of the valuation allowance, at December 31, 2015 and 2014 is as follows (dollars in thousands):

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 — MORTGAGE INVESTMENTS, LOAN PARTICIPATIONS AND LOAN SALES – continued

	December 31, 2015
	Percent of Outstanding Principal	#	Outstanding Principal	Accrued Interest	Valuation Allowance	Net Carrying Amount
California	100.0%	2	$12,312	$370	$(12,682)	—

	December 31, 2014
	Percent of Outstanding Principal	#	Outstanding Principal	Accrued Interest	Valuation Allowance	Net Carrying Amount
Arizona	10.5%	3	$1,926	$43	$(1,077)	$892
California	67.4%	2	12,312	305	(12,681)	(64)
Utah	22.1%	1	4,037	(37)	(1,804)	2,196
	100.0%	6	$18,275	$311	$(15,562)	$3,024

The concentration of loans in default by loan classification, net of the valuation allowance as of December 31, 2015 and 2014 is as follows (dollars in thousands):

	December 31, 2015
	Percent of Outstanding Principal	#	Outstanding Principal	Accrued Interest	Valuation Allowance	Net Carrying Amount
Entitled Land	100.0%	2	$12,312	$370	$(12,682)	$—

	December 31, 2014
	Percent of Outstanding Principal	#	Outstanding Principal	Accrued Interest	Valuation Allowance	Net Carrying Amount
Entitled Land	94.2%	5	$17,211	$269	$(14,485)	$2,995
Construction	5.8%	1	1,064	42	(1,077)	29
	100.0%	6	$18,275	$311	$(15,562)	$3,024

Other than as discussed in the foregoing paragraphs, the four remaining performing loans in our portfolio, with principal and interest balances totaling $11.1 million, were current as of December 31, 2015 as to principal and interest payments.

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

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 — MORTGAGE INVESTMENTS, LOAN PARTICIPATIONS AND LOAN SALES – continued

The following table presents required disclosures under GAAP for loans that meet the definition for impaired loans as of December 31, 2015 and 2014 (in thousands):

	As of December 31,
	2015	2014
Loans in Default - Impairment Status:
Impaired loans in default	$12,682	$18,275
Non-impaired loans in default	—	—
Total loans in default	$12,682	$18,275

Valuation Allowance on Impaired Loans:
Impaired loans in default	$12,682	$18,275
Less: valuation allowance	(12,682)	(15,562)
Net carrying value of impaired loans	$—	$2,713

Concentration by Category based on Collateral Development Status

We have historically classified loans into categories for purposes of identifying and managing loan concentrations. The following table summarizes, as of December 31, 2015 and 2014, respectively, loan principal and interest balances by concentration category (dollars in thousands):

	December 31, 2015			December 31, 2014
	Amount	%	#	Amount	%	#
Pre-entitled Land:
Processing Entitlements	$8,209	34.1%	3	$21,515	53.7%	3
	8,209	34.1%	3	21,515	53.7%	3
Entitled Land:
Held for Investment	15,830	65.9%	3	12,617	31.5%	2
Infrastructure under Construction	—	—%	—	4,863	12.1%	3
	15,830	65.9%	3	17,480	43.6%	5
Construction & Existing Structures:
New Structure - Construction in-process	—	—%	—	1,106	2.7%	1
	—	—%	—	1,106	2.7%	1
Total	24,039	100.0%	6	40,101	100.0%	9
Less: Valuation Allowance	(12,892)			(15,562)
Net Carrying Value	$11,147			$24,539

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

We also classify loans into categories based on the underlying collateral’s projected end-use for purposes of identifying and managing loan concentration and associated risks. As of December 31, 2015 and 2014, respectively, outstanding principal and interest loan balances by expected end-use of the underlying collateral, were as follows (dollars in thousands):

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 — MORTGAGE INVESTMENTS, LOAN PARTICIPATIONS AND LOAN SALES – continued

	December 31, 2015			December 31, 2014
	Amount	%	#	Amount	%	#
Residential	$15,848	65.9%	3	$18,586	46.4%	6
Mixed Use	7,546	31.4%	2	20,548	51.2%	2
Commercial	645	2.7%	1	967	2.4%	1
Total	24,039	100.0%	6	40,101	100.0%	9
Less: Valuation Allowance	(12,892)			(15,562)
Net Carrying Value	$11,147			$24,539

With the lack of new loan originations, the concentration of loans by type of collateral and end-use is expected to remain consistent within our portfolio. As of December 31, 2015 and 2014, respectively, the changes in the concentration of loans by type of collateral and end-use was primarily a result of foreclosures of certain loans and/or partial financing of REO held for sale.

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

As a result of the foreclosure of the majority of our legacy loan portfolio, as of December 31, 2015, there were six remaining outstanding loans. Of our remaining loans, there were two borrowers whose aggregate outstanding principal and interest carrying value, net of allowance, totaled $10.3 million, which represented approximately 93% of our total loan portfolio carrying value, all of which are performing. As of December 31, 2014, there were three borrowers whose aggregate principal and interest carrying value totaled $22.8 million, which represented approximately 93% of our total loan portfolio carrying value, two of which was performing and the other was non-performing. During the year ended December 31, 2015, three individual loans with average aggregate principal balances totaling $10.5 million collectively accounted for 90% of total mortgage loan income for the year, each of which were in excess of 10% of total mortgage income for 2015. During the year ended December 31, 2014, two individual loans with aggregate principal balances totaling $10.3 million collectively accounted for 91% of total mortgage loan income for the year.

Mortgage Loan Sales

During the year ended December 31, 2015, we sold three mortgage loans for $24.7 million (net of selling costs) and recognized a net loss of $0.1 million. One of the mortgage note sales in 2015 in the amount of $11.0 million was made to SREOF II Holdings, LLC, an affiliate of one of the Company’s directors and preferred shareholders. The note was sold at par value, and therefore, the sale had no impact on the profit or loss of the Company. We did not sell any mortgage loans during the year ended December 31, 2014.

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 — OPERATING PROPERTIES AND REAL ESTATE HELD FOR DEVELOPMENT OR SALE

Operating properties and REO assets consist primarily of properties acquired as a result of foreclosure, guarantor settlement or purchase and are initially recorded at the lower of cost or fair value, less estimated costs to sell the property. Under GAAP, the foreclosure of a loan and the recording of REO assets are deemed to be a conversion of a monetary asset to a long-lived asset. Further, such assets are valued at fair value at the foreclosure date and this fair value becomes the new basis for financial reporting purposes. REO assets are reported as either operating properties, held for development, held for sale or other real estate owned, depending on whether we plan to hold and operate them, develop such assets prior to selling them, or instead sell them immediately (and in the instance of other real estate owned, whether they qualify as held for sale under GAAP). We continue to evaluate our use and disposition options with respect to our REO assets.

At December 31, 2015, we held total operating properties and REO assets of $152.9 million, of which $3.7 million were held for development, $5.3 million were held for sale, $116.2 million were held as operating properties and $27.7 million were classified as other real estate owned. At December 31, 2014, we held total REO assets of $145.4 million, of which $8.2 million was held for development, $53.7 million was held for sale, and $83.5 million was related to operating properties.

A summary of operating properties and REO assets owned as of December 31, 2015 and 2014, respectively, by method of acquisition, is as follows (dollars in thousands):

	Acquired Through Foreclosure and/or Guarantor Settlement		Acquired Through Purchase and Costs Incurred		Accumulated Depreciation		Total
	2015	2014	2015	2014	2015	2014	2015	2014
Real Estate Held for Sale	$4,919	$54,018	$427	$6,452	$—	$(6,784)	$5,346	$53,686
Real Estate Held for Development	3,661	3,441	3	4,764	—	—	3,664	8,205
Operating Properties, net	87,965	85,923	34,746	1,593	(6,555)	(4,034)	116,156	83,481
Other Real Estate Owned	13,626	—	14,075	—	—	—	27,701	—
Total	$110,171	$143,382	$49,251	$12,809	$(6,555)	$(10,818)	$152,867	$145,372

A summary of operating properties and REO assets owned as of December 31, 2015 and 2014, respectively, by state, is as follows (dollars in thousands):

	December 31, 2015
	Operating Properties		Held For Development		Held For Sale		Other Real Estate Owned
State	# of Projects	Aggregate Net Carrying Value	# of Projects	Aggregate Net Carrying Value	# of Projects	Aggregate Net Carrying Value	# of Projects	Aggregate Net Carrying Value
California	—	$—	—	$—	—	$—	2	$689
Texas	—	—	—	—	1	949	1	3,324
Arizona	3	88,284	—	—	5	1,684	8	10,305
Minnesota	1	27,872	1	3,664	1	1,459	—	—
New Mexico	—	—	—	—	1	1,254	3	13,383
Total	4	$116,156	1	$3,664	8	$5,346	14	$27,701

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 — OPERATING PROPERTIES AND REAL ESTATE HELD FOR DEVELOPMENT OR SALE – continued

	December 31, 2014
	Operating Properties		Held For Development		Held for Sale
State	# of Projects	Aggregate Net Carrying Value	# of Projects	Aggregate Net Carrying Value	# of Projects	Aggregate Net Carrying Value
California	—	$—	—	$—	2	$766
Texas	—	—	—	—	3	21,370
Arizona	3	83,481	—	—	21	27,693
Minnesota	—	—	1	8,205	1	1,203
New Mexico	—	—	—	—	2	2,654
Total	3	$83,481	1	$8,205	29	$53,686

Following is a roll-forward of REO activity for the years ended December 31, 2015 and 2014 (dollars in thousands):

	Operating Properties	# of Projects	Held for Development	# of Projects	Held for Sale	# of Projects	Other Real Estate Owned	# of Projects	Total Net Carrying Value
Balances at December 31, 2013	$103,683	4	$12,262	7	$86,562	31	$—	—	$202,507
Additions:
Net principal carrying value of loans foreclosed	—	—	—	—	520	1	—	—	520
Capital costs additions	761		2,497	—	494	—	—	—	3,752
REO asset purchases	—	—	—	—	11,032	4	—	—	11,032
REO acquired in satisfaction of loan	—	—	—	—	3,299	2	—	—	3,299
Reductions:
Cost of properties sold	—	—	(68)	—	(62,910)	(15)	—	—	(62,978)
Assets surrendered in trustee sale	—	—	(4,838)	(1)	—	—	—	—	(4,838)
Impairment	—	—	—	—	(4,696)	—	—	—	(4,696)
Depreciation	(3,226)	—	—	—	—	—	—	—	(3,226)
Transfers, net	(17,737)	(1)	(1,648)	(5)	19,385	6	—	—	—
Balances at December 31, 2014	83,481	3	8,205	1	53,686	29	—	—	145,372
Additions:
Net principal carrying value of loans foreclosed	—	—	—	—	663	2	—	—	663
REO acquisitions and capital cost additions	21,773	—	8,882	1	15,137	15	—	—	45,792
REO transferred to Operating Property	13,423	1	(13,423)	(1)	—	—	—	—	—
Reductions :
Cost of properties sold	—	—	—	—	(32,763)	(24)	—	—	(32,763)
Impairment	—	—	—	—	(3,676)	—	—	—	(3,676)
Depreciation and amortization	(2,521)	—	—	—	—	—	—	—	(2,521)
Transfers, net	—	—	—	—	(27,701)	(14)	27,701	14	—
Balances at December 31, 2015	$116,156	4	$3,664	1	$5,346	8	$27,701	14	$152,867

During the year ended December 31, 2015, we acquired two REO assets resulting from foreclosure of the related loans. In addition, as discussed in Note 5, we were awarded certain real estate assets and equity interests in a number of limited liability companies and limited partnerships with various real estate holdings and related assets in connection with certain enforcement and collection activities. Certain of these entities have been consolidated in the accompanying consolidated financial statements based on our determination of the Company’s controlling financial interest in each such entity. During the year ended December 31, 2015, we purchased real estate located in New Mexico that was previously owned by certain partnerships in which the Company was awarded

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 — OPERATING PROPERTIES AND REAL ESTATE HELD FOR DEVELOPMENT OR SALE – continued

equity interests, as described above.  The real estate had been foreclosed upon by the previous mortgage lender, from whom we purchased the real estate for $6.8 million, of which $5.9 million was seller financed as further described in note 7.

The aggregate fair value of our interest in the underlying real estate assets of the consolidated entities, after elimination of intercompany balances, totaled $7.0 million, which is classified as other real estate owned in the accompanying consolidated balance sheets. Certain of such assets were sold during the year ended December 31, 2015, resulting in the recording of a noncontrolling interest totaling $0.7 million. We are continuing to investigate and evaluate the remaining assets and liabilities of these entities, but after elimination of intercompany balances, we do not believe such amounts will be material.

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

During the year ended December 31, 2014, we transferred one REO asset that was previously held for sale to REO held for development based on management’s plan to develop the property as a multi-family residential rental project. Upon completion of the first half of the rental units and commencement of leasing activity in the fourth quarter of 2015, the REO asset placed in service was transferred from REO held for development to operating properties. During the year ended December 31, 2015, we transferred certain assets from REO held for sale to Other REO, which did not meet the held for sale criteria under GAAP. Other REO includes those assets which are generally available for sale but, for a variety of reasons, are not currently being marketed for sale as of the reporting date, or those which are not expected to be disposed of within 12 months. During 2014, we also transferred certain REO assets that were previously held for development to REO held for sale based on a contract with a homebuilder to take down certain residential lots. During the year ended December 31, 2014, we also entered into a contract to sell a commercial office building previously accounted for as an operating property and transferred the asset value to REO held for sale, which ultimately closed in the third quarter of 2015. Aside from these reclassifications, there were no material changes with respect to REO classifications or planned development during the years ended December 31, 2015 or 2014, other than as a result of REO asset sales. The number of REO property additions may not necessarily correspond directly to the number of loan foreclosures as some loans have multiple collateral pieces that are viewed as distinct REO projects or, alternatively, we may have foreclosed on multiple loans to one borrower relating to the same REO project.

REO Sales

We have developed plans to actively market REO assets held for sale with the expectation that such assets will sell within a 12 month time frame. We are also periodically approached on an unsolicited basis by third parties expressing an interest in purchasing REO assets that may not be classified as held for sale. However, other than those assets designated for sale, management had not developed or adopted any formal plan to dispose of these assets or such assets do not meet one or more of the GAAP criteria as being classified as held for sale (for example, the anticipated disposition period may extend beyond one year).

During the year ended December 31, 2015, we sold twenty-four REO assets (and portions of other assets) for $34.0 million (net of selling costs), of which we financed $14.1 million, resulting in a total net loss of $0.3 million. During the year ended December 31, 2014, we sold fifteen REO assets (or portions thereof) for $76.8 million (net of selling costs), of which we financed $22.4 million, and an $8.1 million debt reduction, for a gain of $16.5 million.

In addition to the sale of the REO assets described above, during the year ended December 31, 2014, we surrendered certain REO assets with a carrying value of $4.8 million in satisfaction of related liabilities totaling $8.1 million, resulting in a gain on disposal of $3.3 million.

REO Planned Development

Costs and expenses related to operating, holding and maintaining our operating properties and REO assets are expensed as incurred and included in operating property direct expenses and expenses for non-operating real estate owned in the accompanying consolidated statements of operations, which totaled $25.0 million and $24.4 million for the years ended December 31, 2015 and 2014, respectively. Costs related to the development or improvements of the Company’s real estate assets are generally capitalized

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 — OPERATING PROPERTIES AND REAL ESTATE HELD FOR DEVELOPMENT OR SALE – continued

and costs relating to holding the assets are generally charged to expense. Cash outlays for capitalized development costs totaled $30.2 million and $6.8 million during the years ended December 31, 2015 and 2014, respectively.

As further described in note 5, during the year ended December 31, 2014, the Company, through a wholly owned subsidiary, formed a joint venture with a third party developer, Titan Investments, LLC (“Titan”), for the purpose of holding and developing certain real property for a planned multi-family residential housing and retail development located in the Minneapolis suburb of Apple Valley to be known as Parkside Village (the “Apple Valley Project”). The first phase of the Apple Valley Project consists of a 196-unit multi-family residential housing development known as Gabella (“Gabella”). The joint venture created a wholly-owned subsidiary, IMH Gabella, LLC, (“IMH Gabella”) to hold the Gabella assets and enter into related agreements. One half of the Gabella units commenced leasing operations during the fourth quarter of 2015. The second 98 units were completed and commenced leasing operations during the first quarter of 2016.

During the year ended December 31, 2015, the Company undertook a capital improvement program at its hotel and restaurant properties located in Sedona, Arizona, which commenced in the second quarter of 2015. The initial budget contemplated total expenditures of $6.3 million, of which $2.0 million was financed through one of the Company’s borrowings. While the original project was substantially completed by the end of 2015, the Company elected to increase the scope of its original $6.3 million capital improvement program by approximately $4.3 million, for a total of $10.6 million. This project is expected to be completed during the first half of 2016.

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

We did not identify any factors during the year ended December 31, 2015 that indicated possible impairment in our long-lived assets (i.e., our operating properties and other real estate owned). Accordingly, we did not perform an assessment for impairment loss over such assets during that period. See note 6 for valuation testing results over our REO held for sale.

Based on our assessment of impairment of REO assets held for sale, we recorded impairment charges of $3.7 million and $4.7 million during the years ended December 31, 2015 and 2014, respectively. Such impairment charges were primarily to adjust the fair value of our REO held for sale to reflect current market conditions and management’s plan of disposition.

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - EQUITY INVESTMENTS
Variable Interest Entities

The determination of whether the assets and liabilities of a variable interest entity (“VIE”) are consolidated on our balance sheet (also referred to as on-balance sheet) or not consolidated on our balance sheet (also referred to as off-balance sheet) depends on the terms of the related transaction and our continuing involvement with the VIE. We are deemed the primary beneficiary and therefore consolidate VIEs for which we have both (a) the power, through voting rights or similar rights, to direct the activities that most significantly impact the VIE's economic performance, and (b) a variable interest (or variable interests) that (i) obligates us to absorb losses that could potentially be significant to the VIE; and/or (ii) provides us the right to receive residual returns of the VIE that could potentially be significant to the VIE. We determine whether we hold a variable interest in a VIE based on a consideration of the nature and form of our involvement with the VIE. We assess whether we are the primary beneficiary of a VIE on an ongoing basis.

Gabella Multifamily Project

During 2014, the Company, through a wholly owned subsidiary, formed a joint venture, Southwest Acquisitions, LLC (“Southwest JV”) with a third party developer, Titan, for the purpose of holding and developing certain real property contributed by the Company. Southwest JV simultaneously created a wholly-owned subsidiary, IMH Gabella, LLC (“IMH Gabella”), to hold the real estate assets and enter into related agreements. A wholly owned subsidiary of the Company is the managing member of, and holds a 93% ownership interest in, Southwest JV. Titan holds a 7% ownership interest with the right to acquire an additional 3.2% profits-only interest based upon the satisfaction of certain budget and completion milestones with respect to the project. The Company has the power and authority to govern the business of Southwest JV, subject to certain conditions.

Upon formation of Southwest JV, we contributed certain land, made certain cash equity contributions and secured a construction loan in the amount of $24.0 million for which the Company provided a completion and repayment carve-out guarantee. Funding of this loan commenced during the second quarter of 2015 when the Company completed the required $11.5 million equity funding under the loan. The Company has no further capital contribution requirements under the loan. In the event that certain specified occupancy targets are met, Titan has the right to have its interests repurchased by Southwest JV and Southwest JV, conversely, has certain rights to redeem Titan’s interest in the event Titan fails to exercise those put rights within a specified time. Generally, income or loss will be allocated among the members of Southwest JV in accordance with their respective percentage interests. Upon the sale of the project, the sale proceeds shall be distributed first to the Company in an amount equal to its capital contributions less any previous distributions it may have received, an then to the members in accordance with their respective interests in Southwest JV.

The Company’s interests in Southwest JV relate to equity ownership and profits participation between the partners; a profits interest arrangement between the partners involving certain budget and completion milestones; equity option provisions; a parental guarantee related to construction financing; and contractual arrangements limiting Titan’s initial participation in the economics of certain assets and liabilities. Terms of the equity option require the Company to purchase Titan’s equity investment upon certain conditions, after a specified period of time if Titan elects to sell its equity investment. The Company will provide Southwest JV with all initial capital, execute contracts on behalf of Southwest JV, and has final approval rights over all significant matters. The assets, liabilities, and results of operations of IMH Gabella are included in the Company’s consolidated financial statements under the voting interest model. Titan had no reportable interest in the assets, liabilities or equity at December 31, 2015 or December 31, 2014, or in the net loss during the year ended December 31, 2015 of Southwest JV.

Park City, Utah Lakeside Investment

In the fourth quarter of 2015, the Company, through a consolidated subsidiary (“Lakeside DV Holdings, LLC” or “Holdings”), entered into a joint venture with a third party developer, Park City Development, LLC (“PCD”) for the purpose of acquiring, holding and developing certain real property located in Park City, Utah (“Lakeside JV”). The intent is to sell townhome, single family residential and hotel lots. Under the Lakeside JV limited liability company agreement, the Company agreed to contribute up to $4.2 million for a 90% interest in Lakeside JV, while PCD agreed to contribute up to $0.5 million for a 10% interest. PCD’s principal has provided a limited guaranty to the Company for performance in the case of certain defaults by PCD.

As of December 31, 2015, the Company had contributed $3.4 million to Lakeside JV and is required to contribute an additional

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - EQUITY INVESTMENTS - continued

$0.7 million over the life of the development project, per the project’s initial operating budget. During the year ended December 31, 2015, the Company provided no financial or other support to Lakeside JV that was not contractually required. Equity balances are subject to a 12% preferred return, compounded quarterly. Once the preferred return is distributed, a combination of pro rata distributions and additional distributions to the developer are made until the developer and the Company receive 26% internal rate of return. Thereafter 50% of the balance is distributed pro rata to each party and 50% is paid to the developer.

PCD is the managing member of Lakeside JV and conducts its day-to-day operations. Although the Company has significant investment in and influence over major decisions concerning Lakeside JV, PCD has express authority to run the day-to-day operations of Lakeside JV in accordance with the initial operating budget and subsequent budgets, absent the Company’s express consent on major decisions. The Company does not have kick-out rights over the managing member. Therefore, it was determined that the Company is not the primary beneficiary of the VIE and, therefore, does not consolidate its investment in the VIE.

During 2015, the Company elected to syndicate $1.7 million of its $3.4 million current investment in Lakeside JV to several investors (“Syndicates”) by selling equity interest in Holdings. The syndicated investment was made up of $1.4 million from various related parties and $0.3 million from an unrelated party. Of the $1.4 million invested by related parties, $1.1 million was invested by one of the Company’s directors and preferred shareholders (see note 12), $0.2 million was invested by two members of the Company’s board of directors, and $0.1 million was invested by a partner from Polsinelli, one of the Company’s outside law firms. The Company has no obligation to return the initial investment to the Syndicates. The investment by the Syndicates in Holdings is included in non-controlling interests, a component of shareholders’ equity in the accompanying consolidated balance sheets.

In the Company’s estimation, the fair value of the unimproved real estate holdings of Lakeside JV exceeds our investment basis as of December 31, 2015. The Company’s maximum exposure to loss in the Lakeside JV as of December 31, 2015 is $2.5 million. The risk of loss on the balance of the investment is borne by the Syndicates.

Holdings’ cash flows are to be distributed first to in proportion to the preferred equity investment, including the preferred return, then to the extent of additional capital contributions made by the members. Thereafter, cash flows are to be distributed at varying rates as certain return hurdles are achieved. Aside from a 2% management fee to be collected by the Company, the cash flow distributions from Holdings to the Syndicates are to effectively mirror the distributions to Holdings from Lakeside JV.

Operations in the Lakeside JV commenced during the fourth quarter of 2015 and activities during that period were minimal. As such, no earnings or loss on the equity investment were recorded in the accompanying consolidated statements of operations for the year ended December 31, 2015.

The following is a summary of the Company’s interest in the VIE and the Company’s maximum exposure to loss as a result of its involvement with the VIE as of December 31, 2015 and 2014, (in thousands):

Entity	Initial Investment	Additional Contributions	Net Loss Inception to Date	Company's Variable Interest in Entity	Commitment to Future Additional Contributions	Company's Maximum Exposure to Loss in Entity
Lakeside JV	$1,823	$—	$—	$1,823	$709	$2,532

Equity Interests Acquired through Guarantor Recoveries

During the second quarter of 2015, the Company, through certain subsidiaries, obtained certain real estate assets and equity interests in a number of limited liability companies and limited partnerships with various real estate holdings and related assets as a result of certain enforcement and collection efforts. Several of the limited liability companies and partnerships hold interests in real property and are now co-owned with various unrelated third parties. Since the entities were not considered VIEs we applied the voting interest model to ascertain the need for consolidation. Certain of these entities have been consolidated in the accompanying consolidated financial statements while others have been accounted for under the equity method of accounting, based on the extent of the Company’s controlling financial interest in each such entity. Based on our analysis, the consolidated entities in which these

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - EQUITY INVESTMENTS - continued

equity interests were awarded did not meet the definition of a business under GAAP since the only assets of such entities consist of unimproved real estate holdings, and the entities lack other inputs and processes necessary to produce outputs.

Because the entities do not qualify as businesses, the acquisition of such interests in these entities was deemed to be an asset acquisition, whereby we recorded our proportionate interest of each entity’s total assets and liabilities at fair value at the date of acquisition. Thereafter, any subsequent income or loss is being allocated to controlling and noncontrolling interests based on their respective ownership percentages. For entities where the Company does not control the real estate venture, and the other unrelated partners (or the equivalent) either hold substantive participating rights or have control, the Company uses the equity method of accounting.

ASC 323 Investments - Equity Method and Joint Ventures and Article 4.08(g) of Regulation S-X require that summarized financial information of material investments accounted for under the equity method be provided for the investee’s financial position and results of operations including assets, liabilities and results of operations. Notwithstanding the extensive efforts of the Company to compile the necessary financial information, the Company has determined that the information needed for the preparation of historical financial statements of these entities to satisfy these requirements is not available or otherwise sufficiently reliable. As a result, the Company has elected to present financial information on its investment in these entities based on the fair value of the underlying real estate assets and estimable liabilities as of the date required, as it believes this information is reliable and relevant to the users of its financial statements. There have been no material changes in the financial position or operations from the date of acquisition through December 31, 2015.

We are continuing to investigate and evaluate the remaining assets and liabilities of these entities, but after elimination of intercompany balances, we do not believe such amounts are material. Further, although the Company acknowledges that the information provided does not comply with all of the provisions of ASC 323 or Article 4.08(g) of Regulation S-X, it does not believe that the lack of the omitted disclosure, or the information of the financial position reflecting the cost basis of its investment provided, results in a material omission or misstatement of the Company’s consolidated financial statements taken as a whole.

The assets of the foregoing entities include primarily unimproved real estate and rights to develop water located in the Southwestern United States. The Company does not consolidate the foregoing entities because the Company and the other owners of equity interests in these entities share decision making abilities and have joint control over the entities, and/or because the Company does not control the activities of the entities. Under the court-approved settlement, the Company does not have any obligation to fund the outstanding liabilities or working capital needs of these entities. The Company’s interests in these entities range from 2.4% to 48.0% and, collectively, the Company’s net investment in these entities totals $3.1 million at December 31, 2015.

Summarized Financial Information of Unconsolidated Entities (unaudited)

The following presents summarized certain financial information of the entities in which the Company holds investments that are recorded on the equity method as of and for the year ended December 31, 2015 (in thousands):

December 31, 2015
Total assets	$19,434
Total liabilities	927

There were no material revenues or expenses recorded for our unconsolidated entities for the year ended December 31, 2015.

Multifamily Portfolio Investment

During the year ended December 31, 2013, we entered into a limited liability agreement to form a joint venture with unrelated parties for the purpose of acquiring a multi-family portfolio comprised of 14 apartment communities across six states. Under the terms of the joint venture agreement, we contributed $15.0 million through one of our wholly-owned subsidiaries that held the status of a preferred member, while another of our wholly-owned subsidiaries served as a limited guarantor member on the senior indebtedness of the joint venture that was secured by the acquired operating properties.

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - EQUITY INVESTMENTS - continued

During the fourth quarter of 2013, we sold our preferred equity investment in the joint venture to the holder of the other primary interests in the joint venture. However, the Company continued to serve as a limited guarantor member on the senior indebtedness of the joint venture that is secured by the acquired operating properties, for which we were entitled to receive additional remuneration on a quarterly basis until we were released from the limited guarantee. We received quarterly payments ranging from $0.3 million to $0.5 million during the guarantee period. Such payments were considered earned when received. In the first quarter of 2015, the borrower secured a replacement guarantor on the senior loan, and we entered into a court-approved settlement with the borrower, which released the Company from any potential liability under the guarantee.
As consideration for its limited guarantee, the Company recorded revenues of $0.5 million and $1.1 million during the year ended December 31, 2015 and 2014, respectively. We also recorded revenue in the amount of $1.3 million during the year ended December 31, 2015 in connection with the court-approved settlement with the borrower.

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 — FAIR VALUE

Valuation Allowance and Fair Value Measurement of Loans and Real Estate Held for Sale

We perform a valuation analysis of our loans, REO held for sale, Other REO and equity investments not less frequently than on a quarterly basis. Evaluating the collectability of a real estate loan is a matter of judgment. We evaluate our real estate loans for impairment on an individual loan basis, except for loans that are cross-collateralized within the same borrowing groups. For cross-collateralized loans within the same borrowing groups, we perform both an individual loan evaluation as well as a consolidated loan evaluation to assess our overall exposure to those loans. In addition to this analysis, we also complete an analysis of our loans as a whole to assess our exposure for loans made in various reporting periods and in terms of geographic diversity. The fact that a loan may be temporarily past due does not result in a presumption that the loan is impaired. Rather, we consider all relevant circumstances to determine if, and the extent to which, a valuation allowance is required. During the loan evaluation, we consider the following matters, among others:

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

Similarly, REO assets that are classified as held for sale and Other REO are measured at the lower of carrying amount or fair value, less estimated cost to sell. REO assets that are classified as operating properties or held for development are considered “held and used” and are evaluated for impairment when circumstances indicate that the carrying amount exceeds the sum of the undiscounted net cash flows expected to result from the development or operation and eventual disposition of the asset. If an asset is considered impaired, an impairment loss is recognized for the difference between the asset’s carrying amount and its fair value, less estimated cost to sell. If we elect to change the disposition strategy for our real estate held for development, and such assets were deemed to be held for sale, we may record additional impairment charges, and the amounts could be significant.

We assess the extent, reliability and quality of market participant inputs such as sales pricing, cost data, absorption, discount rates, and other assumptions, as well as the significance of such assumptions in deriving the valuation. We generally employ one of five valuation approaches (as applicable), or a combination of such approaches, in determining the fair value of the underlying collateral of each loan, REO held for sale and Other REO asset: the development approach, the income capitalization approach, the sales comparison approach, or the receipt of recent offers on specific properties. The valuation approach taken depends on several factors including:

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

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 — FAIR VALUE – continued

Factors Affecting Valuation

The underlying collateral of our loans, REO held for sale and Other REO assets vary by stage of completion, which consists of either raw land (also referred to as pre-entitled land), entitled land, partially developed, or mostly developed/completed lots or projects. We recorded significant impairment losses between 2008 and 2010 as a result of disruptions in the real estate and capital markets, and the resulting high volatility of real estate values, which was largely based on independent third party valuation reports obtained. Subsequent to 2010, we noted indications that a stabilizing trend in real estate market values began to unfold and, in certain circumstances, improved for some markets. As a result, in more recent periods and during the years ended December 31, 2015 and 2014, we reduced the extent to which we utilized independent third-party valuation firms to assist with our analysis of fair value of the collateral supporting our loans and REO. While we continue to utilize third party valuations for selected assets on a periodic basis as circumstances warrant, we rely primarily on our asset management consultants and internal staff to gather available market participant data from independent sources to establish assumptions used to derive fair value of the collateral supporting our loans and real estate owned for a majority of our loan and REO assets.

Our fair value measurement is based on the highest and best use of each property which is generally consistent with our current use for each property subject to valuation. In addition, our assumptions are established based on assumptions that believe market participants for those assets would also use. During the year ended December 31, 2015 and 2014, we performed both a macro analysis of market trends and economic estimates, as well as a detailed analysis on selected significant loan and REO assets. In addition, our fair value analysis includes a consideration of management’s pricing strategy in disposing of such assets.

The following is a summary of the procedures performed in connection with our fair value analysis as of and for the years ended December 31, 2015 and 2014:

1.
We reviewed the status of each of our loans to ascertain the likelihood of collecting all amounts due under the terms of the loans at maturity based on current real estate and credit market conditions.

2.
We reviewed the status of each of our REO assets to determine whether such assets continue to be properly classified as held for sale, held for development, operating properties or Other REO as of the reporting date.

3.
During various quarterly periods during the years ended December 31, 2015 and 2014, we engaged third-party valuation specialists on a periodic basis to provide complete valuations for certain selected loans and/or REO assets. Assets selected for independent valuation generally consisted of larger assets, those for which foreclosure is impending or was recently completed, and assets whose value might be impaired based on recent market participant activity or other value indicators. For REO assets recently acquired via purchase, we consider our cost basis as well as available external market participant to evaluate the fair value of such assets.

4.
For the years ended December 31, 2015 and 2014, given the lack of significant change in overall general market conditions, we performed internal analysis to evaluate fair value for the balance of the portfolio not covered by third-party valuation reports or existing offers or purchase and sale agreements. Our internal analysis of fair value included a review and update of current market participant activity, overall market conditions, the current status of the project, our direct knowledge of local market activity affecting the project, as well as other market indicators obtained through our asset management group and various third parties to determine whether there were any indications of a material increase or decrease in the value of the underlying collateral or REO asset since the last complete third party valuation for such assets. Our asset-specific analysis focused on the higher valued assets of our total loan collateral and REO portfolio. We considered the results of our analysis and the potential valuation implication to the balance of the portfolio based on similar asset types and geographic location.

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

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 — FAIR VALUE – continued

Following is a table summarizing the methods used by management in estimating fair value as of December 31, 2015 and 2014:

	December 31, 2015						December 31, 2014
	% of Carrying Value						% of Carrying Value
	Mortgage Loans Held for Sale, Net		Real Estate Held for Sale		Other REO		Mortgage Loans Held for Sale, Net		Real Estate Held for Sale
Basis for Valuation	#	Percent of Carrying Value	#	Percent of Carrying Value	#	Percent of Carrying Value	#	Percent of Carrying Value	#	Percent of Carrying Value
Third party valuations	—	—	—	—%	4	48%	—	—	—	—%
Third party offers	—	—%	1	23%	—	—%	1	1%	5	35%
Management analysis	6	100%	5	77%	10	52%	8	99%	24	65%
Total portfolio	6	100%	6	100%	14	100%	9	100%	29	100%

As of December 31, 2015 and 2014, the highest and best use for the majority of real estate collateral, REO held for sale and Other REO was deemed to be held for investment and/or future development, rather than being subject to immediate development. A summary of the valuation approaches taken and key assumptions that we utilized to derive fair value, is as follows:

	December 31, 2015						December 31, 2014
	% of Carrying Value						% of Carrying Value
	Mortgage Loans Held for Sale, Net		Real Estate Held for Sale		Other REO		Mortgage Loans Held for Sale, Net		Real Estate Held for Sale
Valuation Methodology	#	Percent of Carrying Value	#	Percent of Carrying Value	#	Percent of Carrying Value	#	Percent of Carrying Value	#	Percent of Carrying Value
Comparable sales (as-is)	6	100%	7	77%	14	100%	8	99%	18	37%
Development approach	—	—	—	—%	—	—%	—	—	6	28%
Third party offers	—	—%	1	23%	—	—%	1	1%	5	35%
Total portfolio	6	100%	8	100%	14	100%	9	100%	29	100%

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

•
For the projects containing partially or fully developed lots, the development approach is generally utilized, with assumptions made for pricing trends, absorption projections, holding costs, and the relative risk given these assumptions. There were no projects for which the development approach was utilized as of December 31, 2015. As of December 31, 2014, annual discount rates utilized ranged from 9% to 30%, depending on property type and location. The assumptions were based on currently observable available market data.

Selection of Single Best Estimate of Value

The results of our valuation efforts generally provide a range of values for the collateral and REO assets valued rather than a single point estimate because of variances in the potential value indicated from the available sources of market participant information. The selection of a value from within a range of values depends upon general overall market conditions as well as specific market

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 — FAIR VALUE – continued

conditions for each property valued, its stage of entitlement or development and management’s strategy for disposing of the asset. In selecting the single best estimate of value, we consider the information in the valuation reports, credible purchase offers received and agreements executed, as well as multiple observable and unobservable inputs and management’s intent.

Valuation Conclusions

During the year ended December 31, 2015, we recorded total net recoveries of prior credit losses totaling $10.7 million. Of the $10.7 million total recoveries recorded, $0.3 million consists of non-cash recoveries of prior credit losses resulting from the valuation analysis performed on our loan portfolio, and $10.4 million resulted from the collection of cash and other assets from guarantors on certain legacy loans during the year ended December 31, 2015.

During the year ended December 31, 2014, we recorded a net recovery of prior credit losses totaling $2.8 million, which included a $1.8 million non-cash provision for credit losses as a result of the valuation analysis on our loan portfolio, and related specifically to a negotiated reduced payoff of one of our outstanding loans at an amount below its carrying value, and the fair value of underlying collateral of certain loans. This provision for credit loss was offset by recoveries of credit losses of $4.6 million relating to cash and other asset collections from certain guarantors for which an allowance for credit loss had been previously recorded.

In addition, during the years ended December 31, 2015 and 2014, we recorded impairment charges of $3.7 million and $4.7 million, respectively, relating to the further write-down of certain real estate owned. The impairment charges for 2015 and 2014 related primarily to management’s decision to implement a more aggressive pricing strategy to sell REO and generate liquidity for the Company.

As of December 31, 2015, the valuation allowance totaled $12.9 million, representing 53.6% of the total outstanding loan principal and accrued interest balances. As of December 31, 2014, the valuation allowance totaled $15.6 million, representing 38.8% of the total outstanding loan principal and accrued interest balances. The reduction in the valuation allowance in total is attributed to the transfer of the valuation allowance associated with the loans on which we foreclosed or sold and the resulting charge off of valuation allowance during the respective years.

With the existing valuation allowance recorded as of December 31, 2015, we believe that, as of that date, the fair value of our loans. REO assets held for sale and Other REO is adequate in relation to the net carrying value of the related assets and that no additional valuation allowance or impairment is considered necessary. While the above results reflect management’s assessment of fair value as of December 31, 2015 and 2014 based on currently available data, we will continue to evaluate our loans and REO assets in fiscal 2016 and beyond to determine the appropriateness of the carrying value of such assets. Depending on market conditions, such updates may yield materially different values and potentially increase or decrease the valuation allowance for loans or impairment charges for REO assets.

Valuation Categories

There were no losses recorded during the year ended December 31, 2015 in the categories for which net mortgage loans and REO held for sale were measured at fair value on a non-recurring basis based upon the lowest level of significant input to the valuation as of December 31, 2015. A summary of our assets measured at fair value on a nonrecurring basis as of as of December 31, 2015 and 2014 for which losses were recorded during the years ended December 31, 2015 and 2014 follows:

Description	December 31, 2015	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mortgage Loans Held for Sale	7,635	—	7,635
REO Held for Sale	2,894	1,254	1,640
Other REO	5,201	—	5,201

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 — FAIR VALUE – continued

Description	December 31, 2014	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mortgage Loans Held for Sale	$2,196	$—	$2,196
REO Held for Sale	$33,877	$16,329	$17,548

Generally, all of our mortgage loans, REO held for sale and Other REO are valued using significant unobservable inputs (Level 3) obtained through third party appraisals or internal assessment, except for such assets for which third party offers were used, which are considered Level 2 inputs. Changes in the use of Level 3 valuations are based solely on whether we utilized third party offers or internal assessment for valuation purposes.

During the year ended December 31, 2015, we recorded $0.3 million in net recoveries of prior credit losses based on an asset sale above its prior carrying value. During the year ended December 31, 2014, we recorded losses of $1.8 million based on a negotiated reduced payoff of one of our outstanding loans at an amount below its carrying value, which is considered a Level 2 input.

During the years ended December 31, 2015, we recorded impairment losses of $1.3 million for REO assets measured at fair value using Level 2 inputs based on third party offers received on certain assets that were below their related carrying values, and $2.4 million for REO assets measured at fair value using Level 3 inputs due to management’s decision to to implement a more aggressive pricing strategy to sell REO and generate liquidity for the Company.

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 — DEBT, NOTES PAYABLE AND SPECIAL ASSESSMENT OBLIGATIONS

At December 31, 2015 and 2014, our debt, notes payable and special assessment obligations consisted of the following (in thousands):

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 — DEBT, NOTES PAYABLE AND SPECIAL ASSESSMENT OBLIGATIONS – continued

	December 31,
	2015	2014
Notes Payable, Net of Discount
$50.0 million non-recourse note payable secured by first liens on operating hotel properties and related assets, bears annual interest at the greater of a) 7.25% or b) LIBOR plus 6.75%, actual interest at minimum rate of 7.25% at December 31, 2015, matures February 1, 2018, interest only payable monthly, principal due at maturity, subject to a carve-out guarantee by the Company	$50,000	$—
$24.0 million construction note payable to a bank dated October 2014 for the construction of Gabella, secured by real property and improvements, bears annual interest of LIBOR plus 3.75%, with a floor of 4.25% (4.36% and 4.25% at December 31, 2015 and 2014, respectively), matures October 20, 2017. Interest only payments due commencing April 2015; principal and interest payments based on 25-year amortization commences upon the earlier of a) November 20, 2016 and b) first payment after receipt of final certificate of occupancy.	16,861	1
$5.4 million note payable secured by a mortgage receivable totaling $7.2 million at December 31, 2015, monthly interest only payments based on annual interest rate of 4.5%, scheduled maturity on April 30, 2016 (repaid subsequent to December 31, 2015)	5,400	—
$5.9 million note payable secured by real estate, annual interest only payments based on annual interest rate of prime plus 2.0% for the first two years, and prime plus 3.0% thereafter (5.5% at December 31, 2015), matures December 31, 2019	5,940	—
Restructured senior note payable (non-convertible) dated July 24, 2014 secured by substantially all Company assets, bears contractual annual interest at 17%, matures July 24, 2015 (repaid in January 2015)	—	36,000
$24.8 million note payable to a bank assumed on May 14, 2013 in connection with a deed-in-lieu of foreclosure acquisition, secured by operating hotel properties, bears annual interest of 8%, matures March 24, 2017 (repaid in January 2015)	—	24,765
Unsecured note payable under class action settlement, face value of $10.2 million, net of discount of $2.8 million at December 31, 2015, 4% annual interest rate (14.6% effective yield), interest payable quarterly, matures April 28, 2019	7,385	6,763
$1.1 million development assistance note payable to Apple Valley Economic Development Authority, dated March 29, 2013, secured by developmental real estate, annual interest rate 6%, maturing December 31, 2016. Expected to be forgiven upon completion of Gabella project, subject to various requirements	762	762
$3.7 million settlement payable to a municipality dated June 2012, for outstanding property tax and related obligations for certain parcels, payable over five and ten years, bearing annual interest of 10%, maturing in June 2017 and 2022, respectively (repaid during the year ended December 31, 2015)	—	467
Other financings	—	252
Special Assessment Obligations
$3.7 million community facility district bonds dated 2005, secured by residential land located in Buckeye, Arizona, annual interest rate ranging from 5%-6%, matures April 30, 2030	3,207	3,339
$2.3 million special assessment bonds dated between 2002 and 2007, secured by residential land located in Dakota County, Minnesota, annual interest rate ranging from 6%-7.5%, maturing various dates through 2022	927	1,642
Note Payable to Related Party
$5.0 million unsecured note payable to an affiliate of a director and shareholder dated December 31, 2014, bears interest at 16% per annum plus exit fee, all amounts due and payable upon maturity, original maturity of April 24, 2015 extended to March 23, 2016, and subsequently extended for up to two 90-day terms	5,000	5,000
Total debt, notes payable and special assessment obligations	95,482	78,991
Deferred financing costs, net	(1,365)	(754)
Total debt, notes payable and special assessment obligations, net	$94,117	$78,237

Interest expense for years ended December 31, 2015 and 2014 was $10.7 million and $17.0 million, respectively.

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 — DEBT, NOTES PAYABLE AND SPECIAL ASSESSMENT OBLIGATIONS – continued

Senior Indebtedness

During the year ended December 31, 2015, the Company, through various of its subsidiaries, entered into a series of loan agreements, promissory notes and related agreements with Calmwater Capital 3, LLC (“Calmwater”) for loans in the aggregate principal amount of $78.8 million for the purposes of refinancing 1) the Company’s $36.0 million senior secured loan with NWRA Ventures I, LLC (“NW Capital”) and 2) a $24.8 million bank loan, as well as to provide working capital for certain development activities and operational costs. The Company set aside $4.0 million of the loan proceeds to fund a portion of the balance of its $11.5 million equity commitment for the construction of Gabella, as described below. In addition, the Company is utilizing $2.0 million of the loan proceeds to complete a $6.3 million capital improvement program at the Company’s hotel properties and restaurant located in Sedona, Arizona, which commenced during the second quarter of 2015. The balance of the loan proceeds were used for certain fees, reserves, and working capital.
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

The Sedona Loan contains customary affirmative and negative covenants. The Sedona Loan requires a $4.0 million liquidity balance by the Company during 2015, which increased to $5.0 million effective as of January 1, 2016.  The Sedona Loan also requires a minimum net worth of the Company of no less than $50.0 million, a DSCR requirement and a minimum NOI requirement measured on a trailing 12 month period as defined in the Sedona Loan.  As described in note 15, subsequent to December 31, 2015, we defaulted on the DSCR and NOI requirements, for which the lender provided a one-time forbearance. For purposes of this requirement, the lender has agreed that the carrying value of our redeemable convertible preferred stock is considered a component of shareholders’ equity. The Sedona Loan also requires the Company to fund customary annual interest, tax, and insurance reserve accounts, each of which are pledged as additional collateral for the Sedona Loan. Additional reserves are required in connection with certain scheduled capital improvements that commenced during the second quarter of 2015. The Sedona Loan also contains customary events of default, the occurrence of which could result in the acceleration of the obligations under the loan and, under certain circumstances, the application of a default interest rate during the existence of an event of default at a rate equal 5.0% in excess of the note rate. The Company is permitted to make optional prepayments at any time, subject to a yield maintenance prepayment fee if the prepayment is made prior to February 1, 2016 and a .50% prepayment premium if paid prior to February 1, 2017, and other conditions set forth in the loan agreement. Thereafter, the Company may prepay the Sedona Loan in full or in part without yield maintenance fees or prepayment premium costs.

•
The second loan is a $24.4 million non-recourse loan (“Asset Loan 1”) secured by a) first liens on certain operating and non-operating real estate assets owned by affiliates of the Company, b) pledges by certain Company affiliates of their interests in certain mortgage loan documents evidencing payment obligations owed to such affiliates and c) the Company’s membership interest in IMH Gabella. Asset Loan 1 required interest only payments beginning on March 1, 2015 and bears annual interest at a base equal to the sum of: (i) the greater of (A) 0.50% per annum or (B) LIBOR (as defined) plus (ii) 8.5% per annum. Asset Loan 1 had a maturity date of February 1, 2017, with an option by the Company to extend the maturity date for one 12-month period, provided that there are no outstanding events of default and the Company complied with the other applicable terms set forth in the loan agreement, including the payment of an extension fee of 1% of the outstanding principal balance. Asset Loan 1 was subject to a non-recourse carve-out guaranty by the Company. During the fourth quarter of 2015, the loan was repaid in full.

•
The third loan is a $4.4 million non-recourse loan (“Asset Loan 2”) secured by a) first liens on certain operating and non-operating real estate assets owned by affiliates of the Company and b) pledges by certain Company affiliates of their interests in certain mortgage loan documents evidencing payment obligations owed to such affiliates. Asset Loan 2 required

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 — DEBT, NOTES PAYABLE AND SPECIAL ASSESSMENT OBLIGATIONS – continued

interest only payments beginning on March 1, 2015 and bears annual interest at a base equal to the sum of: (i) the greater of (A) 0.50% per annum or (B) LIBOR (as defined) plus (ii) 8.5% per annum. Asset Loan 2 had a maturity date of February 1, 2017 with an option by the Company to extend the maturity date for one 12-month period provided that there were no outstanding events of default, and the Company complied with the other applicable terms in the loan agreement, including the payment of an extension fee of 1% of the outstanding principal balance. Asset Loan 2 was subject to a non-recourse carve-out guarantee by the Company. During the fourth quarter of 2015, the loan was repaid in full.

Convertible Notes Payable/Exit Fee Payable

In June 2011, we entered into and closed funding of a $50.0 million senior secured convertible loan with NW Capital. The loan was originally scheduled to mature on June 6, 2016 and bore contractual interest at a rate of 17% per year. The NW Capital loan agreement also contained certain restrictive covenants which required NW Capital’s consent as a condition to our taking certain actions. The restrictive covenants related to our ability to sell or encumber our assets, issue additional indebtedness, restructure or modify our ownership structure, settle litigation over $10.5 million, enter into new material agreements and other operational matters.

On July 24, 2014, the Company entered into a series of agreements and transactions in connection with the partial refinancing and restructuring of the NW Capital loan pursuant to a payoff agreement, as amended (“Payoff Agreement”).

Pursuant to the Payoff Agreement, the Company and NW Capital entered into certain amendments to the NW Capital loan (collectively, the “Modified Loan”). As a result of the material change in loan terms, the Payoff Agreement and entering into of the Modified Loan was treated as a termination of the NW Capital loan and issuance of a new loan. As a result of the NW Capital debt restructuring, the Company recorded a debt termination charge of $22.4 million during the year ended December 31, 2014.

During the first quarter of 2015, we secured replacement financing and repaid the Modified Loan in full.

Exchange Notes

We were required under the terms of a class action settlement to effect an offering to issue up to $20.0 million in five-year, 4%, unsecured notes to participating shareholders in exchange for common stock held by such shareholders at a price of $8.02 per share (“Exchange Offering”). The Exchange Offering was completed in April 2014 and we issued Exchange Offering notes (“EO Notes”) to participating shareholders with a face value of $10.2 million, which were recorded by the Company at fair value. The estimated fair value of the EO Notes was $6.4 million based on the fair value and the imputed effective yield of such notes of 14.6% (as compared to the note rate of 4%) resulting in a debt discount on the EO Notes of $3.8 million, with a balance of $2.8 million at December 31, 2015. This amount is reflected as a debt discount in the accompanying financial statements, and is being amortized as an adjustment to interest expense using the effective interest method over the term of the EO Notes. The amortized discount added to the principal balance of the EO Notes during the year ended December 31, 2015 totaled $0.6 million. Interest is payable quarterly in arrears each January, April, July, and October during the term of the EO Notes with the initial interest payment due in July 2014. The EO Notes mature on April 28, 2019, and may be prepaid in whole or in part without penalty at the option of the Company. However, subject to certain minimum cash and profitability conditions, the terms of the EO Notes may require a 50% prepayment on April 29, 2018.

Construction Loan
During the year ended December 31, 2014, the Company secured a construction loan in connection with the Gabella development in the amount of $24.0 million (the “Construction Loan”) pursuant to a Construction Loan Agreement entered into between IMH Gabella and Bank of the Ozarks (“Ozarks”) dated as of October 20, 2014. In addition to the Construction Loan, the project’s development costs were financed through an equity contribution of $11.5 million by the Company consisting of entitled land and working capital. The equity funding requirement was satisfied in the second quarter of 2015, and IMH Gabella made draws totaling $16.9 million on the Construction Loan during the year ended December 31, 2015. The Construction Loan is secured by a first lien mortgage on the project as well as certain adjacent parcels that are planned for future development, improvements thereon, and an assignment of rents and revenues. As of December 31, 2015, the total carrying value of the land and improvements was $27.8 million. Unless there is an event of default, the Construction Loan bears annual interest at the greater of (i) three-month LIBOR plus 375 basis points or (ii) 4.25%. The loan matures on October 20, 2017, provided, however, that the initial term may

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 — DEBT, NOTES PAYABLE AND SPECIAL ASSESSMENT OBLIGATIONS – continued

be extended for two additional one-year terms subject to the satisfaction of certain conditions, including the payment of an extension fee equal to 0.25% of the then outstanding principal balance of the Construction Loan. Interest only payments on the outstanding principal commenced on November 1, 2014. Monthly payments of principal and interest will commence on the earlier of (i) November 1, 2016 and (ii) the first month following stabilization (as defined in the loan agreement). The Construction Loan is subject to certain financial covenants, one of which is a requirement that the Company maintain a minimum net worth of $50.0 million throughout the term of the loan.

The Construction Loan is also subject to a completion and repayment carve-out guarantee by the Company and requires a minimum liquidity balance of $7.5 million which commenced on the initial construction draw in April 2015. In November 2015, we obtained a temporary reduction in the liquidity requirement from $7.5 million to $4.0 million for a period of 120 days in order to provide us time to generate additional liquidity from anticipated asset sales, financings and/or other cash events. As described in note 15, subsequent to December 31, 2015, this temporary reduction in our minimum liquidity balance requirement expired and we did not satisfy the $7.5 million liquidity requirement, resulting in a default under the terms of our guaranty. The lender has, to date, not taken any enforcement action with respect to this default. While we expect to cure this default prior the lender’s exercise of its default rights under the loan, there is no assurance that we will be able to do so or that adequate cash and cash equivalents will be available to meet our future operating or capital requirements.

The Construction Loan also requires a minimum net worth of the Company of no less than $50.0 million.  For purposes of this requirement, the lender has agreed that the carrying value of our redeemable convertible preferred stock is considered a component of shareholders’ equity.

In the event of prepayment of the Construction Loan within two years from the initial funding date, a prepayment penalty shall be due equal to two years of interest less non-default interest paid through the prepayment date. Thereafter, the Construction Loan may be prepaid without penalty.

Other Notes Payable Activity

During 2013, we assumed a $24.8 million note in connection with a deed-in-lieu of foreclosure that was secured by the related hotel operating properties. The note payable bore annual interest of 8.0%, with required monthly payments of principal and interest and the outstanding principal due at maturity on March 28, 2017. During the first quarter of 2015, we secured replacement financing and repaid the note payable in full and paid a $0.5 million prepayment penalty.

In connection with the Gabella project, we entered into, among other agreements, a business subsidy agreement and related loan agreement dated March 29, 2013, as amended on July 10, 2014, with the Apple Valley Economic Development Authority (“EDA”). Under the terms of the business subsidy agreement, the EDA agreed to advance us up to $1.1 million as a loan. As of December 31, 2015, the EDA has advanced $0.8 million under this loan. In no event was the EDA loan to exceed the amount received from Dakota County, Minnesota for the statutory penalty and interest on special assessment taxes which were assessed in the tax years 2007 through 2011. The special assessment taxes and related statutory penalties and interest have been fully repaid as of December 31, 2015. The EDA loan bears interest at the rate of 6.0% per annum which accrues until the loan is satisfied or paid in full. If we complete the Gabella project no later than April 30, 2016, and certain other conditions are satisfied, the EDA has agreed to forgive the loan in its entirety. Construction of the project was completed in March 2016 and we have received temporary certificate of occupancy, and we believe we will meet the other requirements of the business subsidy agreement that will result in forgiveness of the loan in 2016. If we do not meet certain specified development goals, the loan and all accrued unpaid interest must be repaid on or before December 31, 2017. In addition, under the business subsidy agreement, we are not allowed to sell, transfer or otherwise convey all or part of the property for a period of five years following completion without the prior written consent of EDA. As of December 31, 2015 and 2014, the total amount advanced to us under the EDA loan was $0.8 million.

In conjunction with Gabella project described above, we also entered into a settlement agreement in June 2012 with the local municipality relating to outstanding past due property taxes, penalties and interest on various parcels totaling $3.7 million and bearing annual interest of 10%. Under the terms of the settlement agreement, we were required to make annual payments over either a five or ten year period, depending on the parcel. The outstanding balance of the settlement obligation totaled $0.5 million at December 31, 2014 which was repaid in full during the first quarter of 2015.
During the fourth quarter of 2015, a wholly-owned subsidiary of the Company borrowed $5.4 million pursuant to a non-revolving credit facility with the Banc of California, National Association (the “BOC Facility”). The BOC Facility was secured by a $7.2

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 — DEBT, NOTES PAYABLE AND SPECIAL ASSESSMENT OBLIGATIONS – continued

million mortgage receivable, guaranteed by the Company, matures on April 30, 2016 and bears interest at a per annum rate equal to the greater of (i) the prime rate as published by The Wall Street Journal (the “WSJ Primate Rate”) plus 1.25%, or (ii) 4.5%. During the first quarter of 2016, the loan was repaid in full.
In addition, during the fourth quarter of 2015, we purchased real estate located in New Mexico that was previously owned by certain partnerships in which the Company was awarded equity interests for $6.8 million, of which $5.9 million was seller financed. The note bears interest at the WSJ Prime Rate as of December 31, 2015 (and recalculated annually) plus 2.00% for the first two years, and the WSJ Prime Rate plus 3.00% thereafter. Interest only payments are due on December 31 of each year with the principal balance and any accrued unpaid interest due at maturity on December 31, 2019.
Special Assessment Obligations
As of December 31, 2015 and 2014, obligations arising from our allocated share of certain community facilities district special revenue bonds and special assessments had carrying values of $4.1 million and $5.0 million, respectively. These obligations are described below.

One of the special assessment obligations had an outstanding balance of $3.2 million and $3.3 million as of December 31, 2015 and 2014, respectively, and has an amortization period that extends through April 30, 2030, with an annual interest rate ranging from 5% to 6%. The special assessment obligation is secured by certain real estate held for sale consisting of 171 acres of unentitled land located in Buckeye, Arizona which had a carrying value of $5.3 million at December 31, 2015. During each of the years ended December 31, 2015 and 2014, we made principal payments totaling $0.1 million.

The other special assessment obligations are comprised of a series of special assessments that collectively had an outstanding balance of approximately $0.9 million and $1.6 million as of December 31, 2015 and 2014, respectively. These special assessment obligations have amortization periods that extend through 2022, with annual interest rates ranging from 6% to 7.5%. These special assessment obligations are secured by certain real estate classified as operating properties and held for development consisting of 13 acres of unentitled land located in Dakota County, Minnesota which has a carrying value of approximately $31.5 million at December 31, 2015. During the years ended December 31, 2015 and 2014, we made principal repayments totaling $0.7 million and $0.2 million, respectively.

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

Note Payable to Related Party

On December 31, 2014, the Company borrowed $5.0 million from SRE Monarch Lending, LLC (“SRE Monarch”) pursuant to an unsecured non-revolving credit facility (“SRE Note”). The Company used the loan proceeds to make a scheduled payment under the Modified Loan. SRE Monarch is a related party of Seth Singerman, one of the Company’s directors and an affiliate of one of our preferred equity holders. The SRE Note bears interest at a per annum base rate of 16%, and is subject to increase in the event it is not repaid in full on or prior to the maturity date or extended maturity date.

The SRE Note was originally scheduled to mature on the 91st day after full repayment of the Modified Loan. Because the Modified Loan was repaid on January 23, 2015, the original maturity date of the SRE Note was April 24, 2015. During 2015, the Company entered into a series of amendments to extend the SRE Note’s maturity date to January 22, 2016. The Company paid all accrued interest at the date of each amendment, and paid various extension fees totaling $0.3 million through December 31, 2015, which fees have been or are being amortized over the loan term. Subsequent to December 31, 2015, we paid additional extension fees totaling $0.1 million to extend the SRE Note to March 23, 2016. Upon execution of the loan agreement on December 31, 2014, the Company also paid a structuring fee of $0.1 million. As described in note 15, the maturity date of the SRE Note has been further extended for up to two 90-day periods.

Our debt, notes payable and special assessment obligations have the following scheduled maturities as of December 31, 2015 (in thousands):

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 — DEBT, NOTES PAYABLE AND SPECIAL ASSESSMENT OBLIGATIONS – continued

Year	Amount
2016	$11,455
2017 (1)	17,161
2018	50,306
2019	13,640
2020	315
Thereafter	2,605
Total	$95,482

(1) The principal and interest payments on the Gabella construction loan are based on a 25 years amortization commencing upon the earlier of a) November 20, 2016 and b) receipt of the final certificate of occupancy. As such, the amount of principal payment payable in 2016 is not determinable at this time, and the entire principal balance is included in 2017 in the foregoing schedule based on the October 20, 2017 maturity date.

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – SEGMENT INFORMATION

Operating segments are defined as components of an enterprise that engage in business activity from which revenues are earned and expenses incurred for which discrete financial information is available that is evaluated regularly by our chief operating decision makers in deciding how to allocate resources and in assessing performance. As of and for the years ended December 31, 2015 and 2014, the Company’s reportable segments are based on the products and services offered by the Company and management’s intent for such assets, which include the following:

Mortgage and REO – Legacy Portfolio and Other Operations — Consists of the collection, workout and sale of new and legacy loans and REO assets, including financing of such asset sales. This also encompasses the carrying costs of such assets and other related expenses. This segment also reflects the carrying value of such assets and the related finance and operating obligations.

Commercial and Residential Real Estate Leasing Operations — Consists of rental revenue and tenant recoveries less direct property operating expenses (maintenance and repairs, real estate taxes, management fees, and other operating expenses) and depreciation and amortization from commercial and residential leasing operations. This segment also reflects the carrying value of such assets and the related finance and operating obligations. Historically, this included strictly commercial leasing operations. During the fourth quarter of 2015, this segment was redefined and expanded to include residential leasing operations resulting from the Gabella multifamily project which commenced operations during the fourth quarter of 2015.

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

Disposal of Individually Significant Component

As previously reported, we entered into an agreement to sell certain operating assets that were included in our commercial rand residential real estate leasing operating segment. The sales transaction closed in the third quarter of 2015. Based on management’s analysis, the sale of this business segment did not require separate discontinued operations financial statement presentation since the disposition of this asset represented neither a strategic shift for the Company, nor did it have a major effect on our operations and financial results.

As noted in the following tables, the commercial and residential real estate leasing operation segment contributed $0.3 million and $3.3 million in pretax loss for the years ended December 31, 2015 and 2014, respectively.

Consolidated financial information for our reportable operating segments as of and for the years ended December 31, 2015 and 2014 is summarized as follows (in thousands):

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – SEGMENT INFORMATION - continued

	As of December 31,
Balance Sheet Items	2015	2014
Total Assets
Mortgage and REO - Legacy Portfolio and Other Operations	$59,000	$73,277
Commercial and Residential Real Estate Leasing Operations	28,107	16,291
Hospitality and Entertainment Operations	93,883	85,437
Corporate and Other	4,826	6,013
Consolidated Total	$185,816	$181,018
Notes Payable, Special Assessment Obligations, Capital Leases and Other Long Term Obligations
Mortgage and REO - Legacy Portfolio and Other Operations	$16,211	$5,691
Commercial and Residential Real Estate Leasing Operations	16,419	—
Hospitality and Entertainment Operations	50,302	25,948
Corporate and Other	12,360	47,796
Consolidated Total	$95,292	$79,435
Operating Liabilities
Mortgage and REO - Legacy Portfolio and Other Operations	$1,793	$2,235
Commercial and Residential Real Estate Leasing Operations	3,530	651
Hospitality and Entertainment Operations	4,468	3,964
Corporate and Other	2,920	3,713
Consolidated Total	$12,711	$10,563

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – SEGMENT INFORMATION - continued

	Year Ended December 31, 2015
Income Statement Items	Mortgage and REO - Legacy Portfolio and Other Operations	Commercial and Residential Real Estate Leasing Operations	Hospitality and Entertainment Operations	Corporate and Other	Consolidated
Revenues:
Operating property revenue	$—	$1,044	$27,597	$57	$28,698
Investment and other income	2,170	64	7	70	2,311
Mortgage loan income, net	1,435	—	—	46	1,481
Total Revenue	3,605	1,108	27,604	173	32,490
Expenses:
Operating Property Direct Expenses (exclusive of interest and depreciation):
Payroll related expenses	—	129	10,606	—	10,735
Cost of sales	—	—	3,062	—	3,062
Property taxes	—	196	287	—	483
Management fees	—	44	1,635	—	1,679
Other departmental and general and administrative costs	—	15	4,729	—	4,744
Other costs	—	696	2,608	—	3,304
Operating Property Direct Expenses (exclusive of interest and depreciation)	—	1,080	22,927	—	24,007
Expenses for Non-Operating Real Estate Owned:
Property taxes	616	—	—	—	616
Other costs	407	—	—	4	411
Expenses for Non-Operating Real Estate Owned	1,023	—	—	4	1,027
Professional Fees:
Financial reporting - audit, legal and tax	11	—	—	946	957
Other legal	2,244	—	—	54	2,298
Asset management	326	—	—	99	425
Other costs	—	—	—	715	715
Professional Fees	2,581	—	—	1,814	4,395
General and Administrative Expenses:
Payroll related expenses	—	—	—	6,952	6,952
Insurance expense	68	—	—	995	1,063
Rent	—	—	—	210	210
Other general and administrative costs	196	—	—	1,509	1,705
General and Administrative Expense	264	—	—	9,666	9,930
Other Expenses:
Interest Expense	3,791	79	4,151	2,633	10,654

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – SEGMENT INFORMATION - continued

	Year Ended December 31, 2015
Income Statement Items	Mortgage and REO - Legacy Portfolio and Other Operations	Commercial and Residential Real Estate Leasing Operations	Hospitality and Entertainment Operations	Corporate and Other	Consolidated
Depreciation and Amortization Expense	1	97	2,423	206	2,727
Loss on Disposal of Assets, Net	306	—	—	—	306
Recovery of Credit Losses, Net	(10,640)	(12)	—	—	(10,652)
Impairment of Real Estate Owned	3,536	140	—	—	3,676
Other Expenses	(3,006)	304	6,574	2,839	6,711
Total Expenses, net	862	1,384	29,501	14,323	46,070
Income (Loss) before Income Taxes	2,743	(276)	(1,897)	(14,150)	(13,580)
Provision for Income Taxes	—	—	—	163	163
Net Income (Loss)	2,743	(276)	(1,897)	(14,313)	(13,743)
Net Income Attributable to Non-Controlling Interest	(715)	—	—	—	(715)
Cash Dividend on Redeemable Convertible Preferred Stock	—	—	—	(2,140)	(2,140)
Deemed Dividend on Redeemable Convertible Preferred Stock	—	—	—	(2,309)	(2,309)
Net Income (Loss) Attributable to Common Shareholders	$2,028	$(276)	$(1,897)	$(18,762)	$(18,907)

	Year Ended December 31, 2014
Income Statement Items	Mortgage and REO - Legacy Portfolio and Other Operations	Commercial and Residential Real Estate Leasing Operations	Hospitality and Entertainment Operations	Corporate and Other	Consolidated
Revenues:
Operating property revenue	$8	$1,689	$25,616	$—	$27,313
Investment and other income	1,713	—	2	44	1,759
Mortgage loan income	2,351	—	—	4	2,355
Total Revenue	4,072	1,689	25,618	48	31,427
Expenses:
Operating Property Direct Expenses (exclusive of interest and depreciation):
Payroll related expenses	—	51	8,767	—	8,818
Cost of sales	—	—	3,059	—	3,059
Property taxes	—	334	290	—	624
Management fees	—	38	1,615	—	1,653
Other departmental and general and administrative costs	—	—	4,189	—	4,189
Other costs	—	992	3,165	—	4,157
Operating Property Expenses (exclusive of interest and depreciation)	—	1,415	21,085	—	22,500
Expenses for Non-Operating Real Estate Owned:

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – SEGMENT INFORMATION - continued

	Year Ended December 31, 2014
Income Statement Items	Mortgage and REO - Legacy Portfolio and Other Operations	Commercial and Residential Real Estate Leasing Operations	Hospitality and Entertainment Operations	Corporate and Other	Consolidated
Property taxes	895	—	—	—	895
Other costs	1,006	—	—	7	1,013
Expenses for Non-Operating Real Estate Owned	1,901	—	—	7	1,908
Professional Fees:
Financial reporting - audit, legal and tax	46	—	—	840	886
Other legal	3,719	—	—	887	4,606
Asset management	212	—	—	753	965
Other costs	74	—	—	1,415	1,489
Professional Fees	4,051	—	—	3,895	7,946
General and Administrative Expenses:
Payroll related expenses	—	—	—	5,784	5,784
Insurance expense	34	—	—	1,103	1,137
Rent	—	—	—	213	213
Other general and administrative costs	68	—	—	1,220	1,288
General and Administrative Expenses	102	—	—	8,320	8,422
Other Expenses:
Interest Expense	1,244	305	2,379	13,095	17,023
Debt Termination Charge	—	—	495	21,864	22,359
Depreciation and Amortization Expense	—	905	2,321	206	3,432
Gain on Disposal of Assets, Net	(16,476)	—	—	(6)	(16,482)
Recovery of Credit Losses, Net	(2,752)	(51)	—	(1)	(2,804)
Impairment of Real Estate Owned	2,291	2,405	—	—	4,696
Other Expenses	(15,693)	3,564	5,195	35,158	28,224
Total Expenses, net	(9,639)	4,979	26,280	47,380	69,000
Net Income (Loss)	13,711	(3,290)	(662)	(47,332)	(37,573)
Cash Dividend on Redeemable Convertible Preferred Stock	—	—	—	(938)	(938)
Deemed Dividend on Redeemable Convertible Preferred Stock	—	—	—	(949)	(949)
Net Income (Loss) Attributable to Common Shareholders	$13,711	$(3,290)	$(662)	$(49,219)	$(39,460)

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – PROPERTY AND EQUIPMENT

Certain of our REO assets and operating properties include land and certain depreciable assets such buildings, improvements, and furniture and equipment assets. A summary of these assets, at cost less accumulated depreciation and amortization, as of December 31, 2015 and 2014 follows (in thousands):

	December 31,
	2015	2014
Land	$43,714	$43,958
Building and improvements	49,683	47,256
Tenant improvements	—	8,542
Furniture, fixtures and equipment	12,494	9,744
Computer equipment	17	132
Landscaping	44	—
Construction in progress	16,759	4,765
Total	122,711	114,397
Less accumulated depreciation and amortization	(6,555)	(10,819)
Property and equipment, net	$116,156	$103,578

The amounts in the foregoing table are reflected in the following line items in the accompanying consolidated balance sheets at December 31, 2015 and 2014 (in thousands):

	December 31,
	2015	2014
Operating Properties, net	$116,156	$83,481
Real Estate Held for Sale	—	15,332
Real Estate Held for Development	—	4,765
Property and equipment, net	$116,156	$103,578

In addition to these assets, we own other property and equipment related primarily to our corporate activities, which consisted of the following at December 31, 2015 and 2014 (in thousands):

	December 31,
	2015	2014
Furniture and equipment	$1,086	$1,086
Leasehold improvements	850	850
Computer and communication equipment	1,874	1,868
Other	28	28
Total	3,838	3,832
Less accumulated depreciation and amortization	(3,379)	(3,178)
Property and equipment, net	$459	$654

Depreciation and amortization on REO and corporate property and equipment is computed on a straight-line basis over the estimated useful life of the related assets, which range from five to 40 years. Depreciation and amortization expense recorded for these assets totaled $2.7 million and $3.4 million for the years ended December 31, 2015 and 2014, respectively.

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – LEASE COMMITMENTS

Capital Leases

In connection with our acquisition of the Sedona hotel properties in 2013, we assumed certain capital lease obligations related to the hotel operations. The primary capital lease obligation relates to the leasing of a 28-room hotel building located adjacent to, and operated in conjunction with, one of our owned hotels in Sedona, Arizona. The lease requires monthly lease payments of approximately $9,800 and extends through December 2040, which approximates the estimated useful life of the property. Using an imputed annual rate of 9%, we recorded a capital lease obligation of $1.3 million at the date of acquisition. The remaining capital leases relate to certain equipment which will terminate in 2016.

A summary of minimum lease payments required under our capital leases as of December 31, 2015 follows (in thousands):

Years ending	Amount
2016	$123
2017	118
2018	118
2019	118
2020	118
Thereafter	2,355
Total payments	2,950
Less: interest portion (9%)	(1,775)
Capital lease obligations	$1,175

Operating Leases

The Company is subject to an office lease for its corporate headquarters in Scottsdale, Arizona, which expires in October 2017. Additionally, we are obligated under various operating leases for office and other equipment, storage, parking, land, temporary housing and other leased space for periods ranging from month-to-month to five years, with renewal options available for certain leases at our option. As of December 31, 2015, future minimum lease payments required under these various lease agreements are as follows (in thousands):

Years ending	Amount
2016	$442
2017	304
2018	19
Total	$765

Rent expense was $0.2 million and $0.2 million for the years ended December 31, 2015 and 2014, respectively, and is included in general and administrative expenses in the accompanying consolidated statement of operations.

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 — INCOME TAXES

For the year ended December 31, 2015 the Company incurred tax expense of $0.2 million. During the year ended December 31, 2014, the Company incurred no current or deferred tax provision expense for federal or state taxes. A reconciliation of the expected income tax expense (benefit) at the statutory federal income tax rate of 35% to the Company’s actual provision for income taxes and the effective tax rate for the years ended December 31, 2015 and 2014, respectively, is as follows (amounts in thousands):

	2015		2014
	Amount	%	Amount	%
Computed Tax Benefit at Federal Statutory Rate of 35%	$(5,003)	35.0%	$(13,151)	35.0%

Permanent Differences:
State Taxes, Net of Federal Benefit	(475)	3.3%	(1,378)	3.7%
Change in Valuation Allowance	5,358	(37.5)%	13,434	(35.8)%
Shareholder Settlement Payable	—	—%	(707)	1.9%
Capitalized Debt Termination and Legal Fees	—	—	1,748	(4.8)
Other Permanent Differences	283	(2.0)%	53	—%
Provision (Benefit) for Income Taxes	$163	(1.2)%	$—	—%

Deferred income tax assets and liabilities result from differences between the timing of the recognition of assets and liabilities for financial reporting purposes and for income tax return purposes. These assets and liabilities are measured using the enacted tax rates and laws that are currently in effect. The significant components of deferred tax assets and liabilities in the consolidated balance sheets as of December 31, 2015 and 2014, respectively, were as follows (in thousands):

Deferred Tax Assets	2015	2014
Loss Carryforward	$171,314	$156,175
Allowance for Credit Loss	3,624	4,655
Impairment of Real Estate Owned	3,227	6,613
Reserve against Judgment	8,590	7,299
Capitalized Real Estate Costs	6,542	6,502
Accrued Expenses	379	478
Accrued Interest Payable	—	626
Stock Based Compensation	504	1,213
Fixed Assets and Other	(415)	767
Total Deferred Tax Assets Before Valuation Allowance	193,765	184,328
Valuation Allowance	(193,765)	(184,328)
Total Deferred Tax Assets Net of Valuation Allowance	$—	$—

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

The temporary differences that give rise to deferred tax assets and liabilities upon recapitalization of the Company were primarily related to the valuation allowance for loans held for sale and certain impairments of REO assets which are recorded on our books but deferred for tax reporting purposes. Because of the significant declines in the real estate markets in recent years, we had approximately $58 million of built-in unrealized tax losses in our portfolio of loans and REO assets, as well as other deferred tax assets, and approximately $427 million of federal and $328 million of state net operating loss (“NOL”) carryforwards as of

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 — INCOME TAXES - continued

December 31, 2015. As of December 31, 2014, we had approximately $71 million of built-in unrealized tax losses and approximately $401 million and $354 million of federal and state net operating loss carryforwards, respectively. The increase in our valuation allowance during the periods ended December 31, 2015 and 2014 was primarily a result of a continuation of net operating losses and the realization of tax losses resulting from foreclosure of legacy loan assets.

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

As of December 31, 2015 and 2014, we had federal net operating loss carry forwards of approximately $427 million and $401 million, respectively, which will begin to expire in 2031. As of December 31, 2015 and 2014, we had state net operating loss carry forwards of approximately $328 million and $354 million, respectively, which will begin to expire in 2016.

Utilization of the NOL carryforwards may be subject to a substantial annual limitation due to an “ownership change” (as defined) that may have occurred or that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), as well as similar state provisions. These ownership changes may limit the amount of NOL carryforwards that can be utilized annually to offset future taxable income. In general, an “ownership change” as defined by Section 382 of the Code results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders or public groups. Since the Company’s formation, the Company has raised capital through the issuance of capital stock which may have resulted in such an ownership change, or could result in an ownership change in the future upon subsequent disposition.
The Company is in the process of completing a study to assess whether an ownership change has occurred or whether there have been multiple ownership changes since the Company’s formation due to the complexity and cost associated with such a study. If the Company has experienced an ownership change at any time since its formation, utilization of the NOL carryforwards would be subject to an annual limitation under Section 382 of the Code. In general, the annual limitation, which is determined by first multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term, tax-exempt rate, could further be subject to additional adjustments, as required. Any limitation may result in the expiration of a portion of the NOL carryforwards before utilization. Further, until a study is completed and any limitation is known, no amounts are being considered as an uncertain tax position or disclosed as an unrecognized tax benefit. Due to the existence of the valuation allowance, future changes in the Company’s unrecognized tax benefits will not impact its effective tax rate. Any carryforwards that will expire prior to utilization as a result of a limitation under Section 382 will be removed from deferred tax assets with a corresponding reduction of the valuation allowance.

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

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 — STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE

Our capital structure consisted of the following at December 31, 2015 and 2014:

		December 31,
		2015	2014
	Authorized	Total Issued	Total Issued
Common Stock
Common Stock	150,208,500	343,117	50,000
Class B Common Stock:
Class B-1	4,023,400	3,811,342	3,811,342
Class B-2	4,023,400	3,811,342	3,811,342
Class B-3	8,165,700	7,735,169	7,735,169
Class B-4	781,644	627,579	627,579
Total Class B Common Stock	16,994,144	15,985,432	15,985,432
Class C Common Stock	15,803,212	838,448	838,448
Class D Common Stock	16,994,144	—	—
Total Common Stock	200,000,000	17,166,997	16,873,880
Preferred Stock	100,000,000	8,200,000	8,200,000
Total	300,000,000	25,366,997	25,073,880
Less: Treasury Stock		(1,629,818)	(1,629,818)
Total issued and outstanding		23,737,179	23,444,062

In addition, at December 31, 2015 and 2014, the Company had reserved 14.5 million shares and 12.5 million shares, respectively, of its authorized but unissued common stock for possible future issuance in connection with the following:

	2015	2014
Exercise and future grants of stock options	2,700,000	1,200,000
Exercise of stock warrants	2,000,000	2,000,000
Conversion of preferred stock	8,200,000	8,200,000
Approved but unissued restricted common stock	1,565,000	1,100,000
Total	14,465,000	12,500,000

Common Stock

Common Stock includes restricted and unrestricted common stock. Upon liquidation, our assets are distributed on a pro rata basis, after payment in full of any liabilities and amounts due to preferred stockholders.

Restricted Common Stock
The Company entered into certain executive employment agreements with our Chief Financial Officer and our Executive Vice President and General Counsel in January 2015 which provide for the grant of an aggregate of 250,000 shares of restricted Company common stock pursuant to the related restricted stock award agreements. The actual number of shares issuable under this arrangement was reduced to 211,605 shares due to a tax election made by one of the grantees. In addition, the Company executed additional employment agreements during the year ended December 31, 2015 under which the Company issued 35,000 shares of common stock, and which further provides for the grant of 165,000 shares of restricted Company common stock pursuant to related restricted stock award agreements. All such shares shall vest upon the earlier of a) ratably over the three year period of the related employment contracts, b) a change in control, or c) termination without cause or death; provided, however, that the holders of such stock shall have the voting and dividend rights of common stockholders as of the award date. In addition, the Company issued 46,512 shares of restricted common stock to our non-employee independent directors pursuant to the 2014 Non-Employee

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 — STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE – continued

Director Compensation Plan, all of which vested in 2015. The fair value of the restricted stock, estimated at $1.72 per share based on a stock valuation obtained, is being recorded as compensation expense ratably over the respective service periods. During the year ended December 31, 2015, we recognized compensation expense totaling $1.0 million in connection with stock grants.
Subsequent to December 31, 2015, 385,142 shares of restricted stock became vested and were issued to the related grantees.

Class B, C, and D Common Stock

Holders of Class B, C, and D Common Stock generally have the same relative powers and preferences as the common stockholders, except for certain transfer restrictions, as follows:

•
Class B Common Stock - The Class B common stock, which was issued in exchange for membership units of the Fund, the stock of the Manager or membership units of Holdings, is held by a custodian and divided into four separate series of Class B common stock. The Class B-1, B-2 and B-3 common stock are not eligible for conversion into common stock until, and subject to transfer restrictions that lapse upon, predetermined intervals of six, nine or 12 months following the earlier of (1) consummation of an initial public offering or (2) the 90th day following notice given by the board of directors not to pursue an initial public offering, in the case of each of the Class B-1, Class B-2 and Class B-3 common stock, respectively. If, at any time after the five-month anniversary of the consummation of an initial public offering, the closing price of the Company’s common stock is greater than 125% of the offering price in an initial public offering for 20 consecutive trading days, all shares of Class B-1, Class B-2 and Class B-3 common stock will be convertible into shares of our common stock and will not be subject to restrictions on transfer under the Company’s certificate of incorporation. Each share of Class B-4 common stock shall be convertible to one share of Common Stock upon the four-year anniversary of the consummation of the Conversion Transactions. The transfer restrictions will terminate earlier if (1) any time after five months from the first day of trading on a national securities exchange, either the market capitalization (based on the closing price of the Company’s common stock) or the Company’s book value will have exceeded approximately $730.4 million (subject to upward adjustment by the amount of any net proceeds from new capital raised in an initial public offering or otherwise, and to downward adjustment by the amount of any dividends or distributions paid on membership units of the Fund or the Company’s securities after the Conversion Transactions), or (2) after entering into an employment agreement approved by the Company’s compensation committee, the holder of Class B common stock is terminated without cause, as this term is defined in their employment agreements as approved by the Company’s compensation committee. In addition, unless the Company has both (i) raised an aggregate of at least $50 million in one or more transactions through the issuance of new equity securities, new indebtedness with a maturity of no less than one year, or any combination thereof, and (ii) completed a listing on a national securities exchange, then, in the event of a liquidation of the Company, no portion of the proceeds from the liquidation will be payable to the shares of Class B-4 common stock until such proceeds exceed approximately $730.4 million. All shares of Class B common stock automatically convert into Common Stock upon consummation of a change of control as defined in the certificate of incorporation. To provide additional incentive for holders of Class B common stock to remain longer-term investors, we agreed to pay, subject to the availability of legally distributable funds, a Special Dividend to Class B stockholders of $0.95 a share to all stockholders who have retained continuous ownership of their shares through the 12 month period following an initial public offering.

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

In connection with the restructuring and refinancing of the NW Capital loan and the redemption of Rights Offering notes, the Company issued and sold 814,146 shares of the Company’s Series A Cumulative Convertible Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”), to satisfy the Company’s obligation to two affiliated holders of interests in the NW Capital Loan in the amount of $7.8 million, and immediately thereafter redeemed the Series A Preferred Stock the (the “Exchanged Shares”) and issued in exchange 2,424,394 shares of Series B-1 Cumulative Convertible Preferred Stock , as described below. The conversion option and the reservation of Series A Preferred Stock with respect to the remaining balance of convertible debt was removed.

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

The description below provides a summary of certain material terms of the Series B Preferred Stock:

•
Dividends. Dividends on the Series B Preferred Stock are cumulative and accrue from the issue date and compound quarterly at the rate of 8% of the issue price per year, payable quarterly in arrears. Subject to certain dividend rights and restrictions, no dividend may be paid on any capital stock of the Company during any fiscal year unless all accrued dividends on the Series B Preferred Stock have been paid in full, except for dividends on shares of voting Common Stock. In the event that any dividends are declared with respect to the voting Common Stock or any junior ranking securities, the holders of the Series B Preferred Stock are entitled to receive additional dividends over the stated 8% dividend rate - see additional descriptions below. During year ended December 31, 2015 and 2014, we declared and/or paid Preferred Investment

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 — STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE – continued

dividends of $2.1 million and $0.9 million, respectively, or $0.14 and $0.06 per preferred share, respectively and there were no arrearages at December 31, 2015.

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

Based on the initial Preferred Investment of $26.4 million, the Redemption Price would presently be $39.6 million, resulting in a redemption premium of $13.2 million. In accordance with applicable accounting standards, Series B preferred stock is classified as temporary equity on the balance sheet and we have elected to amortize the redemption premium using the effective interest method as an imputed dividend over the five years holding term of the preferred stock. During year ended December 31, 2015 and 2014, we recorded amortization of the redemption premium of $2.3 million and $0.9 million, respectively, as deemed dividend.

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

•
Conversion. Each share of Series B Preferred Stock is convertible at any time by any holder thereof into a number of shares of Common Stock initially equal to the sum of the original price per share of Series B Preferred Stock plus all accrued and unpaid dividends, divided by the conversion price then in effect. The initial conversion price is equal to the original price per share of Series B Preferred Stock, subject to adjustment. However, all issued and outstanding shares of Series B Preferred Stock will automatically convert into shares of Common Stock at the conversion price then in effect upon the closing of a sale of shares of Common Stock at a price equal to or greater than 2.25 times the original price per share of the Series B Preferred Stock, subject to adjustment, in a firm commitment underwritten public offering and the listing of the Common Stock on a national securities exchange resulting in at least $75.0 million of gross proceeds. At December 31, 2015, the 8.2 million shares of Series B Preferred Stock is convertible into 8.2 million shares of Common Stock.

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

•
Other Restrictive Covenants. The Certificate of Designation also contains certain restrictive covenants, which require the consent of a certain percentage of the holders of the Series B Preferred Stock as a condition to us taking certain actions, including without limitation the following: limit the amount of our operating expense or capital expenditure in excess of budgeted amounts; sell, encumber or otherwise transfer certain assets, unless approved in our annual budget subject to certain exceptions; dissolve, liquidate or consolidate our business; enter into any agreement or plan of merger or consolidation; engage in any business activity not related to the ownership and operation of mortgage loans or real property; hire or terminate certain key personnel or consultants; bankruptcy of a subsidiary; default on debt over certain thresholds that entitle the creditor to accelerate repayment; judgments against the Company over $2.0 million that are not timely cured or appealed; failure to file timely with the SEC; or commencement of legal proceedings or investigations in conjunction with noncompliance with regulations.

Subject to prevailing market conditions and regulatory approvals, we ultimately intend to conduct an IPO of our common stock and we contemplate that the shares of the Company’s common stock will eventually become traded on a national stock exchange or automated quotation system (e.g, NASDAQ). However, we are unable to determine the timing of an IPO at this time and there is no assurance that we will conduct an IPO. We do not plan to list the shares of the Class B, Class C or Class D common stock on any securities exchange or include the shares of Class B, Class C or Class D common stock in any automated quotation system, and no trading market for the shares of such classes of common stock is expected to develop.

Treasury Stock

During year ended December 31, 2015, we did not acquire any treasury stock. During year ended December 31, 2014, we completed the issuance of certain subordinated unsecured notes payable to participating shareholders in exchange for 1,268,675 shares of Common Stock pursuant to the legal settlement of a shareholder class action lawsuit, and recorded this treasury stock purchase at $5.2 million, representing the estimated fair value of such shares at the date of the transaction. This fair value assessment was based on multiple factors including the Company’s current financial condition and liquidity, stock value of comparable companies, the likelihood of occurrence of potential transactions, market conditions, lack of marketability of existing stock and other factors. Based on the fair value assessment performed by management, the fair value of the Company’s common stock was deemed to be $4.12 per share, or 49% lower than the $8.02 per share paid under the Exchange Offering. Also, during the year ended December 31, 2014, we completed the purchase of 319,484 shares of Class B Common Stock held by an affiliate of NW Capital at a purchase price of $2.5 million, or $8.02 per share, in connection with the restructure and partial refinancing of the NW Capital note payable described in note 7. We recorded $0.5 million of the total purchase price as treasury stock based on the fair value of the common stock as of the purchase date, and $2.0 million as a component of the debt termination charge in the consolidated statement of operations during the during the year ended December 31, 2014.

Share-Based Compensation

During the year ended December 31, 2014, the Company issued a warrant to an affiliate of one of the Series B Investors to purchase 1.0 million shares of the Company’s common stock at approximately $3.22 per share. The Company also issued a warrant to an affiliate of the Company’s Chief Executive Officer to purchase 1.0 million shares of the Company’s common stock at its fair value as of the date of grant, or $1.72 per share. These warrants, both of which were immediately fully vested upon issuance, were issued in consideration of the recipients’ efforts in arranging the Preferred Investment and negotiating the Modified Loan. Accordingly, the fair value of such warrants totaling $2.3 million was recorded as a component of the debt termination charge in the accompanying consolidated statements of operations during the year ended December 31, 2014.

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 — STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE – continued

We did not issue any employee options under our 2010 Stock Incentive Plan during the years ended December 31, 2015 and 2014. Options for the exercise of 65,000 common shares and 20,555 common shares for each period, respectively, were forfeited upon termination of certain employees.

During the year ended December 31, 2015, 250,000 shares of restricted stock were subject to accelerated vesting and issuance in connection with a severance agreement with our former Chief Financial Officer. The actual shares subject to accelerated vesting under this arrangement was reduced to 211,605 shares due to a tax election made by the grantee. During the year ended December 31, 2014, a severance agreement executed with our former Chief Executive Officer provided for a reduction in the exercise price of his fully vested 150,000 stock options, from $9.58 per share to $1.72 per share (the fair value as of that date). The incremental charges of $169,000 resulting from this modification were expensed during the year ended December 31, 2014.

As described above, during the year ended December 31, 2014, we issued certain redeemable preferred convertible stock, repurchased certain common stock and issued certain common stock warrants in connection with the restructure of the NW Capital convertible debt and other transactions described elsewhere in these financial statements. We account for the issuance of stock options and warrants in accordance with applicable accounting guidance. Stock options and warrants are reported based on the fair value of a share of the common stock, as determined by an independent consultant as our stock is not traded on an open exchange. The options generally have a contractual term of ten years. Certain stock option grants vested ratably on the first, second and third anniversaries of the date of grant, while other stock options vested ratably on a monthly basis over three years from the date of grant. The fair value of each stock option award was estimated on the date of grant using the Black-Scholes valuation model. For employee options, we used the simplified method to estimate the period of time that options granted are expected to be outstanding. Expected volatility is based on the historical volatility of our peer companies’ stock for the length of time corresponding to the expected term of the option. The expected dividend yield is based on our historical and projected dividend payments. The risk-free interest rate is based on the U.S. treasury yield curve on the grant date for the expected term of the option.

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

For stock options and warrant awards issued during the years ended December 31, 2014, the fair value was estimated at the date of grant using the Black-Scholes option-pricing model based on the exercise price of the award and other assumptions relating to expected dividend yield, expected stock price volatility, risk-free interest rate, and expected life of options granted which were as follows:

December 31, 2014
Expected stock price volatility	79%
Risk-free interest rate	2%
Expected life of options/warrants (years)	5
Expected dividend yield	—
Discount for lack of marketability	35%

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 — STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE – continued

A summary of stock option and restricted stock activity as of and for the years ended December 31, 2015 and 2014, is presented below:

	Stock Options				Restricted Stock
	Shares	Exercise Price Per Share (*)	Remaining Contractual Term (*) (in years)	Aggregate Intrinsic Value (in millions)	Time-Based Restricted Shares
Outstanding at December 31, 2013	787,222	$9.44	7.7	$—	—
Granted	—	—	—	—	1,100,000
Exercised	—	—	—	—	—
Forfeited or expired	(20,555)	—	—	—	—
Outstanding at December 31, 2014	766,667	9.43	6.7	—	1,100,000
Granted	—	—	—	—	761,512
Vested	—	—	—	—	(296,512)
Forfeited or expired	(65,000)	—	—	—	—
Outstanding at December 31, 2015	701,667	$6.21	3.8	$—	1,565,000
*Weighted-average

As of December 31, 2015, there were 701,667 fully vested stock options outstanding, 2,035,000 fully vested stock warrants outstanding and 1,861,512 restricted stock grants outstanding of which 296,512 were vested. As of December 31, 2014, there were 766,667 options, of which 746,667 were vested and 20,000 were non-vested. As of December 31, 2015, 1,998,333 options were available for future grants.

Net stock-based compensation expense relating to the restricted stock grants was $1.0 million and $0.7 million for the years ended December 31, 2015 and 2014, respectively. No stock options or warrants were exercised and we did not receive any cash from option or warrant exercises during the years ended December 31, 2015 or 2014. As of December 31, 2015, there was $1.4 million of unrecognized compensation cost related to the time-based restricted stock that is expected to be recognized as a charge to earnings over a weighted-average vesting period of 2.02 years.

Employee Benefit Plan

The Company, through its human resource provider, participates in a 401(k) retirement savings plan that allows for eligible participants to defer compensation, subject to certain limitations imposed by the Code. The Company may provide a discretionary matching contribution of up to 4% of each participant’s eligible compensation. During each of the years ended December 31, 2015 and 2014, the Company’s matching contributions were approximately $0.1 million.

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

The following table presents a reconciliation of net loss from continuing operations to net loss attributable to common shareholders used in the basic and diluted earnings per share calculations December 31, 2015 and 2014, (amounts in thousands, except for per share data):

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 — STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE – continued

	For the Years Ended December 31,
	2015	2014
Earnings allocable to common shares:
Numerator - Loss Attributable to Common Shareholders:
Net loss from continuing operations	$(13,743)	$(37,573)
Net income attributable to noncontrolling interest	(715)	—
Preferred dividends	(4,449)	(1,887)
Net loss attributable to common shareholders	$(18,907)	$(39,460)
Denominator - Weighted average shares:
Weighted average common shares outstanding for basic and diluted earnings per common share	15,328,546	15,829,294
Basic and diluted earnings per common share:
Net loss per share	$(0.90)	$(2.37)
Noncontrolling interest income per share	(0.05)	—
Preferred dividends per share	(0.29)	(0.12)
Net loss attributable to common shareholders per share	$(1.23)	$(2.49)

The following securities were not included in the computation of diluted net loss per share as their effect would have been anti-dilutive (presented on a weighted average balance):

	For the Years Ended December 31,
	2015	2014
Options to purchase common stock	720,092	766,667
Restricted stock	1,454,272	1,100,000
Warrants to purchase common stock	2,000,000	2,000,000
Convertible preferred stock	8,200,000	8,200,000
Total	12,374,364	12,066,667

Dividends and Distributions

During the years ended December 31, 2015 and 2014, we declared no common dividends. As described above, during the year ended December 31, 2015 and 2014, we declared and/or paid Preferred Investment dividends of $2.1 million and $0.9 million, respectively, and we recorded the amortization of the Preferred Investment redemption premium of $2.3 million and $0.9 million, respectively, as a deemed dividend. We have not established a minimum distribution level and we may not be able to make distributions in the future. In addition, since we have not generated earnings in recent periods, some or all of our distributions may include a return of capital. All distributions will be made at the discretion of our board of directors and will depend on our earnings, our financial condition and other such factors as our board of directors may deem relevant from time to time, subject to the availability of legally available funds.

Under the Certificate of Designation of Series B-1 and B-2 Cumulative Convertible Preferred Stock issued in July 2014, all shares of capital stock of the Corporation must be junior in rank to all shares of Series B Preferred Stock with respect to the preferences as to dividends, distributions and payments upon a liquidation. In the event that any dividends are declared with respect to the voting Common Stock or any junior stock, the holders of the Series B Preferred Stock as of the record date established by the board of directors for such dividends are entitled to receive as additional dividends (in each case, the “Additional Dividends”) an amount (whether in the form of cash, securities or other property) equal to the amount (and in the same form) of the dividends that such holder would have received had the Series B Preferred Stock been converted into Common Stock as of the date immediately prior to the record date of such dividend, such Additional Dividends to be payable, out of funds legally available therefor, on the payment date of the dividend established by the board of directors. The record date for any such Additional Dividends will be the record date for the applicable dividend, and any such Additional Dividends will be payable to the persons in whose name the Series B Preferred Stock is registered at the close of business on the applicable record date. In the event we are obligated to pay a one-

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 — STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE – continued

time special dividend on our Class B common stock, the holders of the Series B Preferred Stock as of the record date established by the board of directors therefor shall be entitled to receive as additional dividends (the “Special Preferred Class B Dividends”) for each share of Common Stock that it would hold if it had converted all of its shares of Series B Preferred Stock into Common Stock the same amount that is received by holders of Class B Common Stock with respect to each share of Class B Common Stock (in each case, with respect to the Common Stock and Class B Common Stock, subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other similar reorganization event affecting such shares), such Special Preferred Class B Dividends to be payable, out of funds legally available therefor, on the payment date for the Special Dividend (the “Special Preferred Class B Payment Date”). The record date for any Special Preferred Class B Dividends shall be the record date for the Special Dividend, and any such Special Preferred Class B Dividends shall be payable to the persons in whose name the Series B Preferred Stock is registered at the close of business on the applicable record date.

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 — COMMITMENTS AND CONTINGENCIES

Development Services Agreements

As described in note 5, at December 31, 2015, we are party to a development services agreement with Titan, a third party developer, to manage the development of the Apple Valley Project. Under the terms of the development services agreement, Titan was entitled to receive predevelopment services fees not to exceed $0.2 million, a development services fee equal to 3.0% of the total project cost less an agreed-upon land basis of $3.0 million, as well a post-development services fee. The development services agreement was amended in 2014 to provide Titan with an additional $160,000 of predevelopment fees to be paid resulting from the extended time frame of development of the project. The post development services fee will consist of a profit participation upon sale of the Apple Valley Project ranging from 7% to 10% of the profit, depending on the project’s completion timeline, budget and sale price. Alternatively, not earlier than 15 months following the achievement of 90% occupancy for the project, Titan may elect to cause us to buy out its interest in the project. If Titan makes this election, the post-development services fee will be based on the fair market value of the project at the time of the election. The agreement is in effect until the fifth anniversary of substantial completion of the project, as defined. If we elect not to proceed with the project prior to our acceptance of the development authorization notice, the agreement is cancelable by us with a 30 day notice, subject to full payment of the predevelopment services fee, a $0.5 million breakage fee, and any budgeted and approved costs incurred. During the years ended December 31, 2015 and 2014, we paid Titan $0.5 million and $0.3 million, respectively, of the predevelopment fees due under these arrangements. Such costs were capitalized into the basis of the property.

In connection with the Apple Valley Project, during the year ended December 31, 2013 (and amended in 2014), we entered into a development agreement, a development assistance agreement, a business subsidy agreement and other related agreements with the City of Apple Valley and related entities, the majority of which were amended in 2014. Under these agreements, we were required to and did commence construction by November 2014, and are subject to completion of the projects by March 2016, among other requirements. We expect to receive up to $3.2 million in tax increment financing over an extended period as well as a business subsidy totaling $1.1 million, of which we have received $0.8 million as of December 31, 2015 (as described in note 7).
Strategic Actions Taken Relating to REO Assets

In connection with our foreclosure on loans and our related acquisition of the underlying real estate asset collateral, we often inherit property subject to numerous liens and encumbrances. These liens and encumbrances may include liens securing indebtedness senior to our lien, property tax liens, liens securing special assessment or community facilities revenue bonds, liens securing HOA or community recreation club or golf assessments and dues, as well as customary covenants, conditions, restrictions and utility and other easements. Often the real estate assets we acquire through foreclosure are in a distressed state, which requires us to stabilize the asset, resolve disputes among different lienholders and creditors and protect our interest in the asset.

As part of this process and with the intention of protecting or enhancing our interest in our loan and REO assets, we may, for strategic reasons, take actions, or fail to take actions, that result in a default of obligations relating to the property, which may have a security or collateral interest in the subject real estate property. In some cases, we may be directly liable for certain of these obligations. These actions (or inactions) are intended to protect or enhance our interest in the property and in many cases relate to obligations that were incurred prior to our acquisition of the property and often relate to disputes among the various stakeholders, including the Company, regarding the amount, timing or priority of the obligations and the appropriate resolution of the various stakeholders’ claims, which in many cases will result in less than a full recovery for some or all stakeholders given the distressed state of many of our REO properties. In conjunction with this strategy, as discussed in note 7, we previously placed one of our single asset subsidiaries into bankruptcy to address debt related matters associated with the subsidiary’s assets. This bankruptcy claim was denied in 2013 and after various appeals, we elected to withdraw our appeals during the year ended December 31, 2014 to allow for completion of the trustee sale, at which time the assets were relinquished to satisfy the related liabilities, which exceeded the asset balance. As a result of this action, when the lender took title to those assets at the trustee sale, the carrying value of those assets, net of the debt obligation, accrued interest and other liabilities, was charged to operations as a gain on disposal of assets in the amount of $3.3 million during the year ended December 31, 2014. The Company believes that it can settle or cure its defaults when they arise as a result of these actions, and we do not believe the losses or costs relating to any such actions would have a material adverse effect on our financial position or results of operations.

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 — COMMITMENTS AND CONTINGENCIES - continued

Guarantor Recovery
In 2012, we received a favorable judgment against certain guarantors in connection with their personal guarantees of certain loans on which we previously foreclosed. In February 2013, the parties entered into a stipulation agreement that was converted to a court order. Due to the uncertainty of the nature and extent of the available assets of these guarantors to pay the judgment amounts, we do not record recoveries for any amounts due under such judgments, except to the extent we have received assets without contingencies. In addition, these judgments may be subject to appeal.

Between 2014 and 2015, we received various real estate and other assets, interests in a number of corporate entities and partnerships, and cash payments in partial satisfaction of this judgment. During the years ended December 31, 2015 and 2014, we recorded total net recoveries of $10.7 million and $2.8 million, respectively, relating to cash and/or other assets received in connection with such enforcement and collection efforts. These amounts include the following items, among other things:

•
During the year ended December 31, 2015, we received $0.2 million in cash and were assigned certain real estate assets and equity interests in certain limited partnerships and limited liability companies with various real estate holdings as described in Notes 4 and 5. Based on the fair value of such assets, we recorded recovery income to the extent the collective fair value of such interests exceeded the outstanding principal and interest on advances we have made in connection with these collections efforts.

•
During the year ended December 31, 2014, in connection with an asset purchase, the Company assumed an unsecured note payable obligation in the amount of $3.2 million bearing annual interest at 3%, interest only payable monthly, maturing on June 5, 2023, the majority of which was payable to certain entities affiliated with a loan guarantor against whom the Company has obtained a judgment. During the year ended December 31, 2014, the Company sought and obtained court approval to offset its liability under the $3.2 million note against the outstanding judgment, at which time the obligation under this note was legally expunged and recorded as recovery income in recovery of credit losses in the accompanying consolidated statements of operations.

•	The Company received a cash distribution from the receiver in the amount of $0.6 million during the year ended December 31, 2014.

•
During the year ended December 31, 2014, we purchased two of the liens placed on a residential property deeded to us in 2013 totaling $15 million from the counter party for a purchase price of $1.3 million. As a result of the purchase of the liens, and because the liens have only recourse to the property, we recorded these liens at their fair value which approximated the fair value of the encumbered property. During the year ended December 31, 2014, we recorded recovery income of $0.4 million relating to the proceeds received from the sale of a mortgage assigned to us during the period.

We are continuing to pursue, investigate and evaluate the assets of the guarantors available to enforce the terms of the stipulation agreement and to collect all amounts due under judgments received in our favor. However, to the extent that such amounts are not determinable as of December 31, 2015, they have not been recognized as recovery income in the accompanying consolidated statements of operations. Further recoveries under this and other judgments received in our favor will be recognized when realization of the recovery is deemed probable and when all contingencies relating to recovery have been resolved.

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
eFunds Litigation
During the year ended December 31, 2014, a subsidiary of the Company received a demand for payment in the amount of $2.3 million in connection with a prior office lease between the lessor and that subsidiary. On February 23, 2015, the lessor filed a

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 — COMMITMENTS AND CONTINGENCIES - continued

lawsuit in the Superior Court of Arizona in Maricopa County, Arizona seeking damages against that subsidiary in connection with the prior office lease. During the fourth quarter of 2015, the parties reached a settlement of all claims relating to this matter pursuant to which the Company made a settlement payment of $0.1 million in 2015.
Other
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

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 — RELATED PARTY TRANSACTIONS AND COMMITMENTS

Notes Payble to Related Parties

As described further in note 7, the Company executed and drew upon the SRE Note with SRE Monarch for an an amount not to exceed $5.0 million. SRE Monarch is a related party of Seth Singerman, one of the Company’s directors and an affiliate of one of our preferred equity holders. The SRE Note bears interest at a per annum base rate of 16%, and is subject to increase in the event it is not repaid in full on or prior to the maturity date or extended maturity date. During the year ended December 31, 2015, we incurred interest expense totaling $0.3 million of which $0.1 million was outstanding and included in accrued interest payable in the accompanying consolidated balance sheet.

While the SRE Note was originally scheduled to mature on April 24, 2015, the Company entered into a series of amendments to extend the note’s maturity date to January 22, 2016, paying all accrued interest at the date of each amendment and various extension fees totaling $0.3 million through December 31, 2015. Subsequent to December 31, 2015, we paid additional extension fees totaling $0.1 million to extend the SRE Note to March 23, 2016 (the “Extended Maturity Date”). Upon execution of the loan agreement on December 31, 2014, the Company also paid a structuring fee of $0.1 million. Prior to the March 23, 2016 maturity date, we modified the SRE Note to further extend the maturity date for up to two 90-day periods for additional fees of $0.1 million for each 90-day period.

Mortgage Note Sales to Related Parties

As described in note 3, during the year ended the December 31, 2015, the Company sold a mortgage note in the amount of $11.0 million to SREOF II Holdings, LLC, an affiliate of one of the Company’s directors and preferred shareholders. The note was sold at par value, and therefore, the sale had no impact on the profit or loss of the Company.

Contractual Agreements

ITH Partners, LLC

In April 2011, we entered into a consulting agreement with ITH Partners, LLC (“ITH Partners”). We engaged ITH Partners to provide various consulting services, including: provide assistance in strategic and business development matters, perform diligence and analytical work with respect to our asset portfolio, assist in prospective asset purchases and sales, advise us with respect to the work of our valuation consultants, interface with various parties on our behalf, advise us with respect to liquidity strategies (including debt and equity financing alternatives), advise us regarding the selection of an independent board of directors and committees thereof, advise us with respect to liability insurance and directors and officers insurance, and provide other advice to us from time to time as requested by us. The initial term of the consulting agreement was four years with an automatic renewal for three additional years unless terminated by the Company. ITH Partners was entitled to base consulting fees, certain special fees, and legacy asset performance fees equal to 3% of the positive difference derived by subtracting (i) 110% of our December 31, 2010 valuation mark (the “Base Mark”) of any asset then owned by us from the (ii) the gross sales proceeds, if any, from sales of any legacy asset (on a legacy asset by asset basis without any offset for losses realized on any individual asset sales). Effective July 24, 2014, the Company terminated its contract with ITH Partners and concurrently hired its principal, Lawrence D. Bain, as our Chief Executive Officer.

The Company did not incur or pay any fees to ITH Partners during the year ended December 31, 2015. During the year ended December 31, 2014, we incurred base consulting fees of $0.5 million under this arrangement, which are included in professional fees in the accompanying consolidated statements of operations.

During the year ended December 31, 2014, ITH Partners earned legacy asset fees totaling $0.9 million, a portion of which is included as an offset in gain on disposal of assets and a portion which is included as an offset in recovery of credit losses in the accompanying consolidated statement of operations.

Juniper Capital Partners, LLC and Related Entities

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 — RELATED PARTY TRANSACTIONS AND COMMITMENTS - continued

In June 2011, we entered into a consulting agreement with Juniper Capital Partners, LLC (“Juniper Capital”) pursuant to which we engaged Juniper Capital to perform a variety of consulting services to us. Juniper Capital’s services included: (a) assisting us with certain with strategic and business development matters, (b) advising us with respect to the formation, structuring, business planning and capitalization of various special purpose entities, and (c) advising us with respect to leveraging our relationships to access market opportunities, as well as strategic partnering opportunities. The initial term of the consulting agreement was four years with an automatic renewal for three additional years unless terminated by the Company. Annual consulting fees under this agreement were $0.3 million.

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

JCP is entitled to an annual base consulting fee of $0.6 million under the Consulting Agreement (subject to possible upward adjustment based on annual review by our board of directors). In addition to the annual base consulting fee, JCP may be entitled to certain additional fees in connection with loans made by the Company or its affiliates to persons or opportunities arising through the efforts of JCP. JCP is also entitled to legacy fee payments derived from the disposition of certain assets held by the Company as of December 31, 2010, at an amount equal to 5.5% of the positive difference derived by subtracting (i) 110% of our December 31, 2010 valuation mark of that asset then owned by us from the (ii) the gross sales proceeds, if any, from sales of that asset (on a legacy asset by asset basis without any offset for losses realized on any individual asset sales).

During the years ended December 31, 2015 and 2014, we incurred base consulting fees to JCP of $0.6 million and $0.2 million, respectively, and legacy fees of $0.4 million and $0.6 million, respectively.

During the year ended December 31, 2014, we incurred consulting fees to Juniper Capital $0.2 million under this agreement.

Employment Agreements for Executive Officers

Chief Executive Officer Employment Agreement

On July 24, 2014, the Company entered into an Executive Employment Agreement with Lawrence D. Bain (the “Bain Employment Agreement”), under which Mr. Bain was appointed to serve as the Company’s Chief Executive Officer (“CEO”) and Chairman of the board of directors.

The Bain Employment Agreement is for a five year term. Mr. Bain is entitled to an annual base salary of $1.0 million. Further, Mr. Bain may be entitled to certain incentive based compensation, including (i) an annual bonus based on 6% of the Company’s “Modified Pre-Tax Earnings” (earnings adjusted before adding back taxes, depreciation, amortization and, where applicable, certain non-cash stock compensation charges), provided, that for 2015 only, Mr. Bain was entitled to a minimum bonus payment of $0.2 million which has been paid; and (ii) legacy fee payments derived from the value of the disposition of certain legacy assets held by the Company as of December 31, 2010, if such assets are sold at values in excess of 110% of their carrying value as of December 31, 2010. The Bain Employment Agreement also provided that Mr. Bain was to be granted 850,000 shares of restricted Company common stock, with such shares subject to certain employment related conditions and restrictions and vesting ratably over a three year period beginning on the first anniversary of the grant date.

If the Bain Employment Agreement is terminated by the Company without “Cause” or by Mr. Bain for “Good Reason,” as such terms are defined in the Bain Employment Agreement, Mr. Bain will be entitled to all compensation accrued as of the date of termination, a severance payment equal to prior three years average annual compensation, and the continued receipt of welfare benefits for a term of 36 months. The Bain Employment Agreement imposes various restrictive covenants on Mr. Bain, including restrictions with regards to the solicitation of Company clients, customers, vendors, and employees and restrictions on Mr. Bain’s ability to compete with the Company both during the term of the agreement and for 12 months after the termination of Mr. Bain’s employment.

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 — RELATED PARTY TRANSACTIONS AND COMMITMENTS - continued

Mr. Bain received base and incentive-based compensation of approximately $2.0 million and $1.0 million and during the years ended December 31, 2015 and 2014, respectively. Mr. Bain also earned $0.1 million and $0.4 million from legacy fees during the years ended December 31, 2015 and 2014, respectively.

Chief Financial Officer Employment Agreement

During the year ended December 31, 2015, the board of directors appointed Lisa Jack as the Company’s Chief Financial Officer (“CFO”). Pursuant to an Executive Employment Agreement between the Company and Ms. Jack, dated January 21, 2015, (the “Jack Employment Agreement”), Ms. Jack has agreed to serve as the Company’s CFO until January 21, 2018 unless her employment in such position is sooner terminated as provided for thereunder.

Ms. Jack earns an annual base salary of $0.3 million and is also entitled to receive 11.5% of the Executive Bonus Pool (as that term is defined in the Company’s Annual Incentive Compensation Plan) as additional incentive-based compensation. The Jack Employment Agreement further provided for the grant of 100,000 shares of restricted Company common stock pursuant to a Restricted Stock Award Agreement. These restricted shares vest ratably on each anniversary of the Jack Employment Agreement over a three year period beginning on January 21, 2015. Ms. Jack shall also be eligible for future equity grants as may be approved by the board of directors.

If Ms. Jack is terminated by the Company without “Cause” or by Ms. Jack for “Good Reason,” as such terms are defined in the Jack Employment Agreement, Ms. Jack was entitled to receive all compensation accrued as of the date of termination, a severance payment equal to 50% of her annual base salary if terminated in the first year and 100% of her annual base salary in the event of a qualifying termination after the first anniversary of her appointment. The Jack Employment Agreement provided for certain temporary relocation benefits.

The Jack Employment Agreement imposes various restrictive covenants on Ms. Jack, including restrictions with regards to the solicitation of Company clients, customers, vendors and employees, as well as restrictions on Ms. Jack’s ability to compete with the Company both during the term of the agreement and for 12 months after the termination of her employment.

During the year ended December 31, 2015, Ms. Jack earned total compensation of $0.3 million.

As described in note 15, subsequent to , Ms. Jack tendered her resignation as Chief Financial Officer of the Company.

EVP/General Counsel Employment Agreement

During the year ended December 31, 2015, the board of directors hired Jonathan Brohard as the Company’s Executive Vice President and General Counsel (“GC”). Pursuant to an Executive Employment Agreement with Mr. Brohard, dated January 21, 2015 (the “Brohard Employment Agreement”), Mr. Brohard has agreed to serve as the Company’s GC until January 20, 2018 unless his employment in such position is sooner terminated as provided for thereunder. Mr. Brohard shall also serve as the Company’s Secretary, Chief Compliance Officer and Chief Human Resources Officer.

Mr. Brohard earns an annual base salary of $0.4 million and is also entitled to receive 11.5% of the Executive Bonus Pool as additional incentive-based compensation with a guaranteed minimum payment of $0.2 million for fiscal 2015. The Brohard Employment Agreement further provided for the grant of 150,000 shares of restricted Company common stock pursuant to a Restricted Stock Award Agreement. The restricted shares vest ratably on each anniversary of the Brohard Employment Agreement over a three year period beginning on January 21, 2015. Mr. Brohard shall also be eligible for future equity grants as may be approved by the board of directors. The Brohard Employment Agreement also provides that after the Company has recouped 50% of its in-house legal department expenses within a given year, the board of directors may make certain funds available to be distributed for such year to Mr. Brohard and other members of the Company’s in-house legal department, as determined by the Company’s CEO (the “Legal Department Bonus”).

If Mr. Brohard is terminated by the Company without “Cause” or by Mr. Brohard for “Good Reason,” as such terms are defined in the Brohard Employment Agreement, Mr. Brohard will be entitled to receive (i) a severance payment equal to one year’s annual base salary plus the accrued but unpaid portion of Mr. Brohard’s 11.5% interest in the Executive Bonus Pool and any accrued but unpaid Legal Department Bonus if such termination occurs after the 24th month of his employment term or (ii) if such termination

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 — RELATED PARTY TRANSACTIONS AND COMMITMENTS - continued

occurs prior to the 24th month of his employment term, an amount equal to $1.4 million less the sum of his base salary and guaranteed bonus paid as of such termination date plus the accrued but unpaid portion of Mr. Brohard’s 11.5% interest in the Executive Bonus Pool and any accrued but unpaid Legal Department Bonus.

The Brohard Employment Agreement imposes various restrictive covenants on Mr. Brohard, including restrictions with regards to the solicitation of Company clients, customers, vendors and employees, as well as restrictions on Mr. Brohard’s ability to compete with the Company both during the term of the agreement and for 12 months after the termination of his employment.

During the year ended December 31, 2015, Mr. Brohard earned a base salary of $0.4 million and the guaranteed bonus of $0.2 million.

Termination of Former CFO Employment Agreement

On November 10, 2014, the Company’s board of directors approved an Executive Employment Agreement with Steven T. Darak, the Company’s CFO at that date (the “Darak Employment Agreement”), pursuant to which Mr. Darak agreed to serve as the Company’s Chief Financial Officer until December 31, 2016 unless his employment in such position was sooner terminated as provided for thereunder.

Mr. Darak was entitled to an annual base salary of $0.4 million, and he was also entitled to receive additional incentive based compensation under the Company’s Annual Incentive Compensation Plan. The Darak Employment Agreement further provided for the grant of 250,000 shares of restricted Company common stock, effective as of January 1, 2015, pursuant to a Restricted Stock Award Agreement. The restricted shares were to vest ratably over a three year period beginning on January 1, 2015. In consideration of Mr. Darak’s release of any and all claims against the Company under his previous employment agreement, including, but not limited to, that he was constructively terminated without cause, the Company agreed to pay $0.2 million to Mr. Darak.

If Mr. Darak was terminated by the Company without “Cause” or by Mr. Darak for “Good Reason,” as such terms are defined in the Darak Employment Agreement, Mr. Darak was to be entitled to receive all compensation accrued as of the date of termination, a severance payment equal to one and one-half of his average annual compensation for the prior three years, and the continued receipt of health benefits for 12 months. An amendment was executed in 2015 whereby Mr. Darak’s cash severance is to be paid in three installments in 2015, 2016 and 2017.

In January 2015, the Company’s board of directors approved an Executive Employment Agreement with Lisa Jack to serve as the Company’s Chief Financial Officer, at which time Mr. Darak’s position in the Company was changed to Senior Vice President of Special Projects, in accordance with the terms of his employment agreement. In October 2015, Mr. Darak’s employment with the Company ceased, at which point his severance arrangements became effective and his restricted stock became fully vested. During the year ended December 31, 2015, we recorded a severance charge of $0.8 million under this arrangement.

The Company recorded base compensation expense pursuant to Mr. Darak’s agreement in the amount of $0.5 million (excluding the severance charge described above) and $0.4 million for the years ended December 31, 2015 and 2014, respectively. Mr. Darak also received $0.2 million for the termination of his prior employment arrangement during the year ended December 31, 2014.

Termination of Former CEO Employment Agreement

Effective July 24, 2014, the Company and William Meris, the Company’s former CEO and President, entered into an Employment Separation and General Release Agreement (the “Meris Separation Agreement”). In connection therewith, the Company and Mr. Meris terminated the Employment Agreement dated April 20, 2011 between the Company and Mr. Meris, as amended (the “Meris Employment Agreement”). Mr. Meris also resigned as the Company’s CEO, President and Chairman of the board of directors, effective July 24, 2014.

Pursuant to the Meris Employment Agreement, Mr. Meris was entitled to receive a lump sum severance payment (the “Meris Severance Payment”) equal to the entire amount of his accrued but unpaid base salary through his separation date plus an amount equal to two times his “Covered Average Compensation” as that term is defined in the Meris Employment Agreement. Pursuant to the Meris Separation Agreement, the Company and Mr. Meris agreed to modify the payment terms of the Meris Severance Payment of $1.2 million from a lump sum payment to (i) one-half payable within 10 days of the effective date of his resignation

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 — RELATED PARTY TRANSACTIONS AND COMMITMENTS - continued

and (ii) the balance payable over 12 months on a pro rata monthly basis which commenced in August 2014. The Company also agreed to re-price the 150,000 options held by Mr. Meris such that their exercise price would be equal to fair value on his separation date and to provide Mr. Meris with certain additional benefits, including extended health insurance benefits. A total of $1.5 million was recorded as compensation expense in the consolidated statement of operations for the year ended December 31, 2014 related to the severance payment, additional benefits and option modification expense. The Meris Separation Agreement also contained such continuing cooperation, non-disparagement, non-solicitation and indemnification provisions as are customary in agreements of this nature.

During the year ended December 31, 2014, we recorded base compensation to Mr. Meris of $0.4 million (excluding the severance charge described above) under the Meris employment and separation agreements.

SRE Fee Agreement

On July 24, 2014, the Company and SRE entered into a fee agreement (the “Fee Agreement”). Pursuant to the Fee Agreement, if the Company or any of its affiliates make or enter into any loan or investment in preferred equity or mezzanine securities and such loan or investment arose from an opportunity identified by SRE, the Company shall pay to SRE: (i) a fee equal to 1.5% of the gross amount of any such loan or investment that has a scheduled maturity date of greater than two (2) years; and (ii) a fee equal to 1% of the gross amount of any such loan that has a scheduled maturity of two (2) years or less. The initial term of the agreement expires on the earlier of July 24, 2017, or the first day on which neither SRE nor any of its affiliates own or control, directly or indirectly, any shares of Series B-2 Preferred Stock, whether on account of redemption, conversion, or transfer of such shares (the “Initial Term”). Upon expiration of the Initial Term, provided that the Fee Agreement has not been terminated by the Company or SRE, the Fee Agreement shall be automatically extended for successive two year terms (each, a “Renewal Term”), unless either the Company or SRE gives written notice of non-renewal at least 270 days prior to the expiration of the Initial Term or the applicable Renewal Term. The Fee Agreement also provides for customary representations and warranties, and indemnification of SRE and its members, employees, representatives, and agents, including Seth Singerman, a member of the Company’s board of directors.

On August 24, 2015, the Company and SRE entered into the First Amendment to Fee Agreement (the “First Amendment”) pursuant to which SRE agreed to provide consulting services in connection with certain assets obtained by the Company through the enforcement of the Company’s loan guarantee rights. SRE was paid $50,000 for these services during the year ended December 31, 2015. No fees to SRE were incurred during the year ended December 31, 2014.

Investment in Lakeside JV

As described further in note 5, during 2015, the Company elected to syndicate $1.7 million of its $3.4 million current investment in Lakeside JV to several investors (“Syndicates”) by selling equity interest in Holdings. The syndicated investment was made up of $1.4 million from various related parties and $0.3 million from an unrelated party. Of the $1.4 million invested by related parties, $1.1 million was invested by one of the Company’s directors and preferred shareholders (see note 12), $0.2 million was invested by two members of the Company’s board of directors, and $0.1 million was invested by a partner from Polsinelli, one of the Company’s outside law firms. The Company paid legal and other professional fees to Polsinelli totaling $0.7 million and $1.5 million for the years ended December 31, 2015 and 2014, respectively. The Company had outstanding payables to Polsinelli totaling $0.2 million and $0.2 million as of December 31, 2015 and 2014, respectively.

New World Realty Advisors, LLC

In March 2011, we engaged New World Realty Advisors, LLC (“NWRA”), a former affiliate of NW Capital, to provide certain consulting and advisory services in connection with the development and implementation of an interim recovery and workout plan and long-term strategic growth plan. The key provisions of the agreement, which was for a 4 year term, included a diagnostic review of the Company and its existing REO assets and loan portfolio, development and implementation of specific workout strategies for such assets, the development and implementation of a new investment strategy, and an assessment of the Company’s capital market alternatives. Effective May 31, 2014, the Company terminated the consulting agreement with NWRA, although NWRA was entitled to potential legacy asset performance fees for certain assets which were under contract for sale at the date of termination of the consulting agreement. We did not pay NWRA any legacy fees during the year ended December 31, 2015.

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 — RELATED PARTY TRANSACTIONS AND COMMITMENTS - continued

Fees under this agreement included a non-contingent monthly fee of $0.1 million and certain other fees, including a legacy asset performance fee equal to 10% of the positive difference between realized gross recovery value and 110% of the December 31, 2010 carrying value, calculated on a per REO or loan basis, with no offsets between positive and negative differences allowed.

We did not incur or pay NWRA any base management fees or legacy fees during the year ended December 31, 2015. During the year ended December 31, 2014 NWRA earned base management fees of approximately $0.8 million, which is included in professional fees in the accompanying consolidated statement of operations. In addition, NWRA earned legacy asset fees totaling $1.4 million during the year ended December 31, 2014, a portion of which is included as an offset in gain on disposal of assets and a portion which is included as an offset in recovery of credit losses in the accompanying consolidated statement of operations.

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 — SUBSEQUENT EVENTS

Mortgage Receivable Collections

Subsequent to December 31, 2015, we collected mortgage loan payoffs totaling $7.6 million. This amount represents the negotiated payoffs of two of our performing loans at a discount totaling $0.2 million in order to generate liquidity for the Company. We recorded an adjustment as of December 31, 2015 to provide for this discount.

Gabella Phase II Operations

Subsequent to December 31, 2015, IMH Gabella commenced leasing operations of the second phase of Gabella consisting of 98 units. We have leased 47 units in this phase through the date of this filing.

Note Payable Repayments

Subsequent to December 31, 2015, we repaid $5.4 million under the BOC Facility upon collection of the mortgage receivable that served as collateral for that loan.

Extension and Modification of SRE Note Payable

Subsequent to December 31, 2015, we exercised our option to extend the SRE Note to March 23, 2016 and paid additional extension fees totaling $0.1 million. Upon reaching the March 23, 2016 maturity date, we modified the SRE Note to further extend the maturity date for up to two 90-day periods for additional fees of $0.1 million for each 90-day period.

New Revolving Line of Credit with SRE Monarch Lending, LLC

Subsequent to December 31, 2015, a subsidiary of the Company executed a line of credit agreement with SRE Monarch Lending, LLC for a revolving line of credit facility (“SRE Revolver”) in an amount not to exceed $4.0 million. The SRE Revolver is secured by certain land owned by a subsidiary of the Company with a carrying value of $5.3 million. The land is also subject to special assessment obligations with an outstanding balance of $3.2 million at December 31, 2015, as described in note 7. The SRE Revolver has an initial advance limit of $2.5 million that may be increased to $4.0 million with 12 days written notice and the payment of a $25,000 fee. Additionally, upon each advance, the Company must pay a $50,000 fee. Upon execution of the SRE Revolver agreement, the Company paid a facility fee and other closing fees associated with the loan totaling approximately $0.2 million. All amount advanced under the SRE Revolver may be prepaid in whole or in part without premium or penalty. SRE Monarch Lending, LLC is a related party of Seth Singerman, one of the Company’s directors and an affiliate of one of our preferred equity holders.

The SRE Revolver bears interest at a per annum base rate of 5% and has a term that expires on the earliest to occur of 1) three months (which may be extended for an additional three months for a $50,000 extension fee), 2) the sale of the land serving as collateral under the SRE Revolver, or 3) the sale of Gabella.

In the event that a sale of the land serving as collateral under the SRE Revolver occurs before March 31, 2017 ("Facility Exit Date"), we are obligated to pay SRE Monarch either a) sale interest of i) 3% of net sales proceeds if no advances have been made under the SRE Revolver as of the date of sale, or ii) 5% of net sale proceeds if one or more advances have been made under the SRE Revolver as of the date of sale; or b) appraisal interest if no sale has occurred or is expected to occur prior to the Facility Exit Date, equal to the applicable percentage of sales interest in a sale based on presumed net sales proceeds equal to the appraised value.

Default under Liquidity Requirement

In November 2015, the lender under the Construction Loan agreed to reduce the Company’s minimum liquidity balance requirement from $7.5 million to $4.0 million for a period of 120 days.  This temporary reduction in our minimum liquidity balance requirement expired in March 2016, and upon expiration, we failed to satisfy the $7.5 million liquidity requirement. As a result, subsequent to December 31, 2015, we are in default under the terms of our guaranty. While the lender has, to date, not taken any enforcement action with respect to this default, our failure to meet the minimum liquidity covenant in our guaranty, among other things, (i)

IMH FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 — SUBSEQUENT EVENTS - continued

entitles the lender to declare the entire construction loan outstanding principal and interest immediately due and payable and require that all cash receipts of the property be remitted to an account subject to the control and release by the lender; (ii) constitutes a default under other loan obligations and our Certificate of Designation; and (iii) may cause other third parties to terminate their business relationships with us, any one of which would have a materially adverse effect on our operations and financial conditions. While we expect to cure this default prior to the occurrence of any such events, there is no assurance that we will be able to do so or that adequate cash and cash equivalents will be available to meet our future operating or capital requirements. No adjustments have been made in the accompanying consolidated financial statements as a result of this liquidity requirement default.

Default under Debt Service Coverage Ratio and Net Operating Income Requirement

Subsequent to December 31, 2015, we failed to satisfy the DSCR requirement and minimum NOI requirement measured on a trailing 12 month period under the terms of the Sedona Loan. The lender provided a one-time forbearance for these defaults.

Partnership Claim

In May 2015, Justin Ranch 123 LLLP (“Justin 123”), an Arizona limited liability limited partnership for which a wholly-owned subsidiary of IMH serves as general partner, sold certain real estate assets in an arms-length transaction approved by a court-appointed receiver. On March 10, 2016, a limited partner in Justin 123 filed a complaint in United States District Court for Arizona against the Company, certain of our subsidiaries, our CEO in his individual capacity and the court-appointed receiver, alleging that the sale was fraudulent and that the defendants were in violation of their fiduciary duties to the limited partner. The plaintiff is seeking an unspecified amount of consequential damages and losses, rescission of the real estate sale, and removal of the Company’s subsidiary as general partner. Management believes the plaintiff’s claims are without merit and intends to vigorously defend against this claim.

Resignation of Chief Financial Officer

In March 2016, Ms. Jack tendered her resignation as our Chief Financial Officer, such resignation to be effective on April 8, 2016. Effective as of that date, Samuel J. Montes, the Company’s current Senior Vice President of Finance, was appointed to serve as the interim Chief Financial Officer for the Company. Mr. Montes, 49, has over 25 years of professional experience in the finance and accounting field in various roles including Director of Finance, Senior Audit Manager, and Staff Accountant. Mr. Montes graduated with a Bachelor of Science in Business Administration from California State University of Los Angeles. Mr. Montes has served in various capacities with the Company since April 2007 as Controller, Vice President of Finance and Senior Vice President of Finance.

IMH FINANCIAL CORPORATION
SCHEDULE II — Valuation and Qualifying Accounts
For the Years Ended December 31, 2015 and 2014 (in thousands)

Description	Balance at Beginning of Year	Charged to Costs and Expenses		Transferred to Other Accounts (2)	Collected/ Recovered	Balance at End of Year
Mortgage Loan Portfolio:
Valuation Allowance-2014	18,208	1,804	(1)	(4,450)	—	15,562
Valuation Allowance-2015	15,562	(2,379)		(291)	—	12,892

(1)	We revised our valuation allowance based on our evaluation of our mortgage loan portfolio for each of the years ended December 31, 2015 and 2014.

(2)
The amount listed in the column heading “Transferred to Other Accounts” represents net charge offs during the year, which were transferred to a real estate owned status at the date of foreclosure of the related loans or were recognized upon sale of the related loan.