Form 10-Q
period 2016-03-31
IMH Financial Corp
filed 2016-05-12
CIK 1397403

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2016
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The registrant had 728,259 shares of Common Stock, 3,491,758 shares of Class B-1 Common Stock, 3,492,954 shares of Class B-2 Common Stock, 7,159,759 shares of Class B-3 Common Stock, 313,790 shares of Class B-4 Common Stock, 735,801 shares of Class C Common Stock, 2,604,852 shares of Series B-1 Preferred Stock and 5,595,148 shares of Series B-2 Preferred Stock, all of which were collectively convertible into 24,122,321 outstanding common shares as of May 12, 2016.

IMH FINANCIAL CORPORATION

2

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.
IMH FINANCIAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31, 2016	December 31, 2015
Assets	(Unaudited)
Cash and Cash Equivalents	$5,690	$7,603
Restricted Cash and Cash Equivalents	2,464	3,541
Mortgage Loans Held for Sale, Net	3,526	11,147
Real Estate Held for Sale	7,905	5,346
Real Estate Held for Development	3,665	3,664
Operating Properties, Net	120,667	116,156
Other Real Estate Owned	23,801	27,701
Other Receivables	1,922	1,889
Investment in Unconsolidated Entities	6,492	6,537
Other Assets	1,769	1,773
Property and Equipment, Net	410	459
Total Assets	$178,311	$185,816
Liabilities
Accounts Payable and Accrued Expenses	$8,840	$8,846
Accrued Property Taxes	328	287
Dividends Payable	534	539
Accrued Interest Payable	751	654
Customer Deposits and Funds Held for Others	3,413	2,385
Notes Payable, Net	81,620	85,014
Notes Payable to Related Party, Net	4,760	4,969
Capital Lease Obligation	1,169	1,175
Special Assessment Obligations	4,134	4,134
Total Liabilities	105,549	108,003
Redeemable Convertible Preferred Stock, $.01 par value; 100,000,000 shares authorized; 8,200,000 outstanding; liquidation preference of $39,570	30,246	29,638

Commitments and Contingencies

Stockholders’ Equity
Common stock, $.01 par value; 200,000,000 shares authorized; 17,552,139 and 17,166,997 shares issued at March 31, 2016 and December 31, 2015, respectively; 15,922,321 and 15,537,179 shares outstanding at March 31, 2016 and December 31, 2015, respectively	176	172
Less: Treasury stock, 1,629,818 shares at March 31, 2016 and December 31, 2015	(5,948)	(5,948)
Paid-in Capital	721,868	722,764
Accumulated Deficit	(675,890)	(671,178)
Total IMH Financial Corporation Stockholders' Equity	40,206	45,810
Noncontrolling Interests	2,310	2,365
Total Stockholders' Equity	42,516	48,175

Total Liabilities and Stockholders’ Equity	$178,311	$185,816

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMH FINANCIAL CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share data)

	Three Months Ended March 31,
	2016	2015
Revenue:
Operating Property Revenue	$6,571	$7,184
Investment and Other Income	94	1,850
Mortgage Loan Income, Net	217	498
Total Revenue	6,882	9,532
Operating Expenses:
Operating Property Direct Expenses (Exclusive of Interest and Depreciation)	5,619	5,644
Expenses for Non-Operating Real Estate Owned	158	289
Professional Fees	961	1,246
General and Administrative Expenses	1,915	2,194
Interest Expense	2,056	2,814
Depreciation and Amortization Expense	1,042	631
Total Operating Expenses	11,751	12,818
Recovery of Credit Losses, (Gain) Loss on Disposal of Assets and Loss of Unconsolidated Subsidiaries
(Gain) Loss on Disposal of Assets, Net	(248)	42
Recovery of Credit Losses, Net	—	(916)
Loss of Unconsolidated Subsidiaries	144	—
Total Recovery of Credit Losses, (Gain) Loss on Disposal of Assets and Loss of Unconsolidated Subsidiaries	(104)	(874)
Total Costs and Expenses	11,647	11,944
Loss before Income Taxes	(4,765)	(2,412)
Provision for Income Taxes	2	—
Net Loss	(4,767)	(2,412)
Net Loss Attributable to Noncontrolling Interests	55	—
Cash Dividend on Redeemable Convertible Preferred Stock	(534)	(528)
Deemed Dividend on Redeemable Convertible Preferred Stock	(607)	(560)
Net Loss Attributable to Common Shareholders	$(5,853)	$(3,500)
Net Loss per common share
Basic and Diluted	$(0.37)	$(0.23)
Basic and Diluted Weighted Average Common Shares Outstanding	15,897,938	15,250,673

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMH FINANCIAL CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Three Months Ended March 31, 2016
(In thousands, except share data)

	Common Stock		Treasury Stock			Accumulated Deficit	Total IMH Financial Corporation Stockholders' Equity	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Paid-in Capital
Balance, December 31, 2015	17,166,997	$172	1,629,818	$(5,948)	$722,764	$(671,178)	$45,810	$2,365	$48,175
Net Loss	—	—	—	—	—	(4,712)	(4,712)	(55)	(4,767)
Dividends Declared on Redeemable Convertible Preferred Stock	—	—	—	—	(534)	—	(534)	—	(534)
Deemed Dividend on Redeemable Convertible Preferred Stock	—	—	—	—	(607)	—	(607)	—	(607)
Stock-Based Compensation	385,142	4	—	—	245	—	249	—	249
Balance, March 31, 2016	17,552,139	$176	1,629,818	$(5,948)	$721,868	$(675,890)	$40,206	$2,310	$42,516

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMH FINANCIAL CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31,
	2016	2015
OPERATING ACTIVITIES
Net Loss	$(4,767)	$(2,412)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in net loss of unconsolidated ventures	144	—
Stock-Based Compensation and Option Amortization	249	198
Gain on Disposal of Assets	(248)	42
Amortization of Deferred Financing Costs	279	416
Depreciation and Amortization Expense	1,042	631
Accretion of Mortgage Income	—	(138)
Accretion of Discount on Notes Payable	169	145
Increase (decrease) in cash resulting from changes in:
Accrued Interest Receivable	(11)	(394)
Other Receivables	(33)	(595)
Other Assets	2	784
Accrued Property Taxes	41	(497)
Accounts Payable and Accrued Expenses	(184)	(103)
Customer Deposits and Funds Held For Others	1,028	1,589
Accrued Interest Payable	97	(503)
Decrease in Restricted Cash	761	—
Total adjustments, net	3,336	1,575
Net cash used in operating activities	(1,431)	(837)
INVESTING ACTIVITIES
Proceeds from Sale/Recovery of Real Estate Owned	1,634	481
Proceeds from Mortgage Payoffs	7,632	—
Proceeds from Sale of Mortgage Loans	—	13,674
Purchases of Property and Equipment	—	(27)
Investment in Unconsolidated Entities	(99)	—
Investment in Real Estate Owned	(5,369)	(5,266)
Decrease in Restricted Cash	316	—
Net cash provided by investing activities	4,114	8,862
FINANCING ACTIVITIES
Proceeds from Notes Payable	1,645	78,750
Debt Issuance Costs Paid	(296)	(2,706)
Increase in Restricted Cash	—	(9,764)
Repayments of Notes Payable	(5,400)	(61,532)
Repayments of Capital Leases	(6)	(6)
Dividends Paid	(539)	(528)
Net cash provided by (used in) financing activities	(4,596)	4,214
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,913)	12,239
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	7,603	1,915
CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,690	$14,154
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$890	$2,816
Capital Expenditures in Accounts Payable and Accrued Expenses	$4,065	$—
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

In the last few years, we acquired certain operating properties through deed-in-lieu of foreclosure which have contributed significantly to our operating revenues and expenses. Our operating properties currently consist of two operating hotels and restaurants located in Sedona, Arizona, a golf course and restaurant operation located in Bullhead City, Arizona, and a multi-family housing complex in Apple Valley, Minnesota, which commenced leasing operations in the fourth quarter of 2015. A commercial office building located in Stafford, Texas, which also contributed to operating property revenues and expenses during 2015, was sold in the third quarter of 2015. Due to our limited lending and investment activities since 2008 and our declining loan portfolio, these operating properties currently contribute the majority of our operating revenue.

Basis of Presentation

The accompanying unaudited, condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for a complete set of financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the results for the periods presented have been made. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2016. These condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended December 31, 2015.

The accompanying unaudited condensed consolidated financial statements include the accounts of IMH Financial Corporation and the following wholly-owned operating subsidiaries: 11333, Inc. (formerly known as Investors Mortgage Holdings, Inc.), an Arizona corporation, Investors Mortgage Holdings California, Inc., a California corporation, IMH Holdings, LLC, a Delaware limited liability company (“Holdings”), and numerous other wholly owned subsidiaries established in connection with the acquisition of real estate either through foreclosure or purchase and/or for borrowing purposes, as well as its majority owned or controlled real estate entities and its interests in variable interest entities (“VIEs”) in which the Company is determined to be the primary beneficiary. Holdings is a holding company for IMH Management Services, LLC, an Arizona limited liability company, which provides us and our affiliates with human resources and administrative services, including the supply of employees. Other entities in which we have invested and have the ability to exercise significant influence over operating and financial policies of the investee, but upon which we do not possess control, are accounted for by the equity method of accounting within the financial statements and they are therefore not consolidated. See Note 5 for a discussion on our equity investments and VIEs.

During the second quarter of 2015, the Company, through certain subsidiaries, obtained certain real estate assets and equity interests in a number of limited liability companies and limited partnerships with various real estate holdings and related assets as a result of certain loan and guarantor enforcement and collection efforts. Certain of these entities have been consolidated in the accompanying condensed consolidated financial statements while others have been accounted for under the equity method of accounting based on the extent of the Company’s controlling financial interest in each such entity. See Note 5 for a discussion of our equity investments.

All significant intercompany accounts and transactions have been eliminated in consolidation.

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1- BUSINESS, BASIS OF PRESENTATION AND LIQUIDITY- continued

Liquidity

As of March 31, 2016, our accumulated deficit aggregated $675.9 million primarily as a result of previous provisions for credit losses recorded relating to the decrease in the fair value of the collateral securing our legacy loan portfolio and impairment charges relating to the value of real estate owned (“REO”) assets acquired primarily through foreclosure, as well as on-going net operating losses in recent periods resulting from the lack of income-producing assets, the high cost of our previous debt financing and a debt restructuring which resulted in significant debt termination charges. Beginning in 2008, we experienced significant defaults and foreclosures in our mortgage loan portfolio due primarily to the erosion of the U.S. and global real estate and credit markets during those periods. As a result, since that time we have been focused on enforcing our rights under our loan documents, working to repossess the collateral properties underlying those loans for purposes of disposing of or developing such assets, and pursuing recovery from guarantors under such loans.

Our liquidity plan has included obtaining additional financing, selling mortgage loans, and selling the majority of our legacy real estate assets. We secured various financings between 2011 and 2015 which, along with proceeds from asset sales, have been our primary sources of working capital.

During the fourth quarter of 2015, a wholly-owned subsidiary of the Company borrowed $5.4 million pursuant to a non-revolving credit facility with the Banc of California, National Association (the “BOC Facility”), which was repaid during the three months ended March 31, 2016 upon collection of the mortgage receivable that served as collateral for that loan. We also secured a revolving line of credit (“SRE Revolver”) for up to $4.0 million that matures in June 2016 with a three month extension option, secured by certain REO assets and guaranteed by the Company. Subsequent to March 31, 2016, we executed the initial advance on the SRE Revolver in the amount of $2.5 million. At March 31, 2016, we had cash and cash equivalents of $5.7 million and restricted cash of approximately $2.5 million.

As of March 31, 2016, our mortgage loan portfolio with an aggregate carrying value of $3.5 million and REO assets with a carrying value of $7.9 million were held for sale. We continue to evaluate potential disposition strategies for our other real estate owned and certain operating properties. During the three months ended March 31, 2016, we sold certain REO assets that generated approximately $1.6 million in cash.

In 2014, IMH Gabella, LLC (“IMH Gabella”) a subsidiary of the Company, secured a construction loan in connection with the development of a multi-family project, for which the Company is a guarantor. Funding under this loan commenced during the second quarter of 2015. The construction loan is subject to a completion and repayment carve-out guarantee by the Company and requires a minimum liquidity balance by the Company of $7.5 million. During March 2016, we fell below the $7.5 million liquidity threshold resulting in a non-compliance event under the terms of the guarantor agreement relating to the construction loan, which resulted further in a non-compliance event under the terms of our Certificate of Designation of Series B-1 Cumulative Convertible Preferred Stock and Series B-2 Cumulative Convertible Preferred Stock (“Certificate of Designation”). While the lender has not taken any enforcement action regarding this non-compliance event, and we have obtained a waiver from our preferred shareholders for this non-compliance event under the Certificate of Designation, the non-compliance event could have a material adverse effect on our business, results of operations and financial position. We also are subject to a $5.0 million minimum liquidity balance for the calendar year 2016 in connection with a loan secured by our hotel assets. One of our lenders requires the hotels serving as collateral under the loan to meet certain debt service coverage ratio (“DSCR”) and minimum 12-month rolling net operating income (“NOI”) requirements measured on a quarterly basis. During the first quarter of 2016, the hotels did not meet these DSCR and NOI requirements during the quarterly measurement period, for which the lender provided a one-time forbearance. There is no assurance that the hotels will meet the DSCR and/or NOI requirements in future quarterly reporting periods.  In the event that they do not meet such requirements, we would seek a supplemental forbearance from the lender, although there is no assurance that such a forbearance would be granted.

While we have been successful in securing financing through March 31, 2016 to provide adequate funding for working capital purposes and have generated liquidity through asset sales and mortgage receivable collections, there is no assurance that we will be successful in selling our remaining loan and REO assets in a timely manner or in obtaining additional or replacement financing, if needed, to sufficiently fund future operations, repay existing debt, or to implement our investment strategy. Our failure to generate sustainable earning assets, and successfully liquidate a sufficient number of our loans and REO assets, may have a material adverse effect on our business, results of operations and financial position.

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Certain accounting policies involve judgments and uncertainties to such an extent that there is reasonable likelihood that materially different amounts could have been reported under different conditions, or if different assumptions had been used. The Company evaluates its estimates and assumptions on a regular basis. The Company uses historical experience and various other assumptions that are believed to be reasonable under the circumstances to form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may materially differ from these estimates and assumptions used in preparation of the condensed consolidated financial statements.

Comprehensive Income

Comprehensive income includes items that impact changes in shareholders’ equity but are not recorded in earnings. As of March 31, 2016 and December 31, 2015, the Company did not have any such items. Accordingly, comprehensive income is equal to net income for those periods.

Restricted Cash

At March 31, 2016 and December 31, 2015, restricted cash and cash equivalents were comprised of the following:

	March 31, 2016	December 31, 2015
Senior lender controlled accounts	$1,202	$3,036
Escrows and other restricted accounts	1,262	505
Total restricted cash and cash equivalents	$2,464	$3,541

Restricted cash includes cash items that are legally or contractually restricted as to usage or withdrawal, which include amounts maintained in escrow or other restricted accounts for contractually specified purposes, such as property taxes, insurance, interest and capital reserves needed to complete the scheduled improvements at our hotel assets.

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
 In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). This update applies to entities that enter into contracts with customers to transfer goods or services or for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards. The guidance in this update supersedes the revenue recognition requirements in Topic 605, Revenue Recognition and most industry-specific guidance. The core principle of the guidance is that an entity should recognize revenue to illustrate the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance also includes a cohesive set of disclosure requirements that will provide users of financial statements with comprehensive information about the nature, amount, timing, and uncertainty of revenue and cash flows arising from a reporting organization’s contracts with customers.
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

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 — MORTGAGE INVESTMENTS, LOAN PARTICIPATIONS AND LOAN SALES

Lending Activities

The Company did not originate any new loans during the three months ended March 31, 2016 or 2015. During the three months ended March 31, 2016, the Company collected mortgage loan payoffs totaling $7.6 million, which represented the negotiated payoffs of two of our performing loans at a discount of $0.2 million. We recorded an adjustment as of December 31, 2015 to provide for this discount.

A roll-forward of loan activity for the three months ended March 31, 2016 is as follows (in thousands):

	Principal Outstanding	Interest Receivable	Valuation Allowance	Carrying Value
Balance, December 31, 2015	$23,592	$447	$(12,892)	$11,147
Additions:
Accrued interest revenue	—	192	—	192
Reductions:
Mortgage loan payoffs	(7,843)	(180)	210	(7,813)
Balance, March 31, 2016	$15,749	$459	$(12,682)	$3,526

As of March 31, 2016, the Company had four loans outstanding with an average principal and interest balance of $4.0 million, as compared to $3.9 million for six loans at December 31, 2015. Of the four outstanding loans at March 31, 2016, two of the loans were performing with an average outstanding principal and interest balance of $1.8 million and a weighted average interest rate of 8.3%. Of the six outstanding loans at December 31, 2015, there were four performing loans with an average outstanding principal and interest balance of $2.8 million and a weighted average interest rate of 10.5%. As of March 31, 2016 and December 31, 2015, the valuation allowance represented 78.2% and 53.6%, respectively, of the total outstanding loan principal and interest balances. The valuation allowance at March 31, 2016 relates to two legacy loans which have been fully reserved and have a zero carrying value.

Loan Sales

We did not sell any mortgage loans during the three months ended March 31, 2016. During the three months ended March 31, 2015, we sold two loans with a carrying value of $13.7 million for a net loss of approximately $0.1 million.

Scheduled Loan Maturities

The outstanding principal and interest balance of mortgage investments, net of the valuation allowance, as of March 31, 2016, have scheduled maturity dates within the next several quarters as follows (in thousands):

Quarter	Outstanding Balance	Percent	#
Matured	$12,682	78.2%	2
Q4 2017	3,173	19.6%	1
Thereafter	353	2.2%	1
Total Principal and Interest	16,208	100.0%	4
Less: Valuation Allowance	(12,682)
Net Carrying Value	$3,526

From time to time, the Company may extend a mortgage loan’s maturity date in the normal course of business. In this regard, the Company has modified certain loans, extending maturity dates in some cases to two or more years, and the Company may modify additional loans in the future in an effort to preserve collateral. Accordingly, repayment dates of the loans may vary from their currently scheduled maturity date. If the maturity date of a loan is not extended, the loans are classified and reported as matured and in default.

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 — MORTGAGE INVESTMENTS, LOAN PARTICIPATIONS AND LOAN SALES- continued

During the three months ended March 31, 2016, we collected mortgage loan payoffs totaling $7.6 million. This amount represents the negotiated payoffs of two of our performing loans at a collective discount of $0.2 million. The discounted payoffs on these loans did not represent troubled debt restructuring because the loans were fully performing and the Company initiated the discounted payoffs in order to generate liquidity.

Given the non-performing status of our legacy loans, we do not expect to receive any loan payoffs on loans that are past their respective maturity dates. We may find it necessary to foreclose, modify, extend, make protective advances or sell such loans in order to protect collateral, maximize return or generate additional liquidity.

Summary of Loans in Default

The Company’s portfolio loan defaults were attributed to, among other reasons, loan balances that exceeded the fair value of the underlying collateral and the absence of takeout financing in the marketplace. The two loans that were in default at December 31, 2015, remained in default status as of March 31, 2016 with an aggregate principal balance of $12.3 million and an aggregate interest balance of $0.4 million, both of which have been fully reserved. The completion and/or timing of foreclosure on the Company’s remaining portfolio loans is dependent on several factors, including, but not limited to, applicable state statutes, potential bankruptcy filings by the borrowers, the nature and extent of other liens secured by the underlying real estate.

At March 31, 2016 and December 31, 2015, all loans in default were also in non-accrual status. In addition, as of March 31, 2016 and December 31, 2015, interest receivable recorded on such loans prior to being placed in non-accrual status totaled $0.4 million for each period and is included in mortgage loans held for sale on the accompanying condensed consolidated balance sheets.
No interest income was recognized on any non-accrual loans on a cash or accrual basis during the periods ended March 31, 2016 or 2015. Borrower concentrations, geographic concentrations of our loan portfolio, related loan classifications and end-user categories have not materially changed since December 31, 2015, except as a result of loan payoffs.

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 — OPERATING PROPERTIES AND REAL ESTATE HELD FOR DEVELOPMENT OR SALE

Operating properties and REO assets consist primarily of properties acquired as a result of foreclosure or purchase and were initially recorded at the lower of cost or fair value, less estimated costs to sell the property. Our fair value assessment procedures are more fully described in Note 6. At March 31, 2016, we held total operating properties and REO assets of $156.1 million, of which $3.7 million were held for development, $7.9 million were held for sale, $120.7 million were held as operating properties, and $23.8 million were classified as other real estate owned. At December 31, 2015, we held total operating properties and REO assets of $152.9 million, of which $3.7 million were held for development, $5.3 million were held for sale, $116.2 million were held as operating properties, and $27.7 million were classified as other real estate owned.

A summary of operating properties and REO assets owned as of March 31, 2016 and December 31, 2015, respectively, by method of acquisition, is as follows (dollars in thousands):

	Acquired Through Foreclosure and/or Guarantor Settlement		Acquired Through Purchase and Costs Incurred		Accumulated Depreciation		Total
	2016	2015	2016	2015	2016	2015	2016	2015
Operating Properties, net	$87,965	$87,965	$40,250	$34,746	$(7,548)	$(6,555)	$120,667	$116,156
Real Estate Held for Sale	7,604	4,919	301	427	—	—	7,905	5,346
Real Estate Held for Development	3,661	3,661	4	3	—	—	3,665	3,664
Other Real Estate Owned	9,827	13,626	13,974	14,075	—	—	23,801	27,701
Total	$109,057	$110,171	$54,529	$49,251	$(7,548)	$(6,555)	$156,038	$152,867

A roll-forward of REO activity from December 31, 2015 to March 31, 2016 is as follows (dollars in thousands):

	Operating Properties	# of Projects	Held for Development	# of Projects	Held for Sale	# of Projects	Other Real Estate Owned	# of Projects	Total Net Carrying Value
Balance, December 31, 2015	$116,156	4	$3,664	1	$5,346	8	$27,701	14	$152,867
Additions:
Capital cost additions	5,504	—	1	—	—	—	51	—	5,556
Reductions:
Cost of properties sold	—	—	—		(1,255)	(1)	(137)	(1)	(1,392)
Depreciation and amortization	(993)	—	—	—	—	—	—	—	(993)
Transfers, net	—	—	—	—	3,814	2	(3,814)	(2)	—
Balance, March 31, 2016	$120,667	4	$3,665	1	$7,905	9	$23,801	11	$156,038

During the three months ended March 31, 2016, we sold two REO assets (or portions thereof) for $1.6 million (net of selling costs), resulting in a total net gain of $0.2 million. During the three months ended March 31, 2015, we sold two REO assets (or portions thereof) for $0.5 million (net of selling costs), for a net gain of approximately $80,000.

In the second quarter of 2015, we were awarded certain real estate assets and equity interests in a number of limited liability companies and limited partnerships with various real estate holdings and related assets in connection with certain enforcement and collection activities. Certain of these entities have been consolidated in the accompanying condensed consolidated financial statements based on our determination of the Company’s controlling financial interest in each such entity.

Based on our analysis, the consolidated entities in which these equity interests were awarded did not meet the definition of a business under GAAP since the only assets of such entities consist of unimproved real estate holdings, and the entities lack inputs and processes necessary to produce outputs. For this and other reasons, the entities did not qualify under the VIE model, and we instead applied the voting interest model to ascertain the need for consolidation. Because the entities do not qualify as businesses, the acquisition of such interests in these entities was deemed to be an asset acquisition, whereby we recorded our proportionate

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 — OPERATING PROPERTIES AND REAL ESTATE HELD FOR DEVELOPMENT OR SALE- continued

interest of each entity’s total assets and liabilities at fair value at the date of acquisition. Thereafter, any subsequent income or loss was allocated to controlling and noncontrolling interests based on their respective ownership percentages. The aggregate fair value of our interest in the underlying real estate assets of the consolidated entities, after elimination of intercompany balances, totaled $6.4 million, portions of which are classified in both real estate held for sale and other real estate owned in the accompanying condensed consolidated balance sheets.

REO Development and Operations

Costs related to the development or improvements of the Company’s real estate assets are generally capitalized and costs relating to operating, holding and maintaining those assets are generally charged to expense. Cash outlays for capitalized development costs totaled $5.4 million during the three months ended March 31, 2016. Costs related to operating, holding and maintaining our real estate assets were $5.8 million and $5.9 million, respectively, for the three months ended March 31, 2016 and 2015.

During 2015, the Company commenced a capital improvement program at its hotel and restaurants in Sedona, Arizona. The total project is currently projected to cost $10.6 million, of which $3.8 million was incurred in the period ended March 31, 2016, and to be completed during the second quarter of 2016.

As further described in Note 5, the Company, through a subsidiary, formed a joint venture with a third party developer for the purpose of holding and developing certain real property in Apple Valley, Minnesota for a planned multi-family residential housing and retail development to be known as Parkside Village (the “Apple Valley Project”). The first phase of the Apple Valley Project consists of a 196-unit multi-family residential housing development known as Gabella (“Gabella”). The joint venture created a wholly-owned subsidiary, IMH Gabella, LLC, (“IMH Gabella”) to hold the Gabella assets and enter into related agreements. IMH Gabella commenced leasing operations with respect to the first 98 units (“Phase I”) in the fourth quarter of 2015 and for the remaining 98 units (“Phase II”) during the quarter ended March 31, 2016.

We continue to evaluate our use and disposition options with respect to our REO assets. REO assets that are classified as held for sale or as other real estate owned are measured at the lower of carrying amount or fair value, less estimated cost to sell, and are subject to fair value analysis on not less than a quarterly basis. REO assets that are classified as held for development or as operating properties are considered “held and used” and are evaluated for impairment when circumstances indicate that the carrying amount exceeds the sum of the un-discounted net cash flows expected to result from the development or operation and eventual disposition of the asset.

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

Gabella Multifamily Project

In 2014, IMH Gabella formed a joint venture, Southwest Acquisitions, LLC (“Southwest JV”) with a third party developer, Titan Investments IX, LLC (“Titan”), for the purpose of holding and developing certain real property contributed by the Company. IMH Gabella holds the real estate assets and entered into related agreements. IMH Gabella is the managing member of, and holds a 93% ownership interest in, Southwest JV. Titan holds the other 7% ownership interest with the right to acquire an additional 3.2% profits-only interest based upon the satisfaction of certain budget and completion milestones with respect to the project. The Company has the power and authority to govern the business of Southwest JV, subject to certain conditions.

Upon formation of Southwest JV, we contributed certain land, made certain cash equity contributions and secured a construction loan in the amount of $24.0 million for which the Company provided a completion and repayment carve-out guaranty. Funding of this loan commenced during the second quarter of 2015 when the Company completed the required $11.5 million equity funding under the loan. The Company has no further capital contribution requirements under the loan. In the event that certain specified occupancy targets are met, Titan has the right to have its interests repurchased by Southwest JV and Southwest JV, conversely, has certain rights to redeem Titan’s interest in the event Titan fails to exercise those put rights within a specified time. Generally, income or loss will be allocated among the members of Southwest JV in accordance with their respective percentage interests. Upon the sale of the project, the sale proceeds shall be distributed first to the Company in an amount equal to its capital contributions less any previous distributions it may have received, and then to the members in accordance with their respective interests in Southwest JV.

The Company’s interests in Southwest JV relate to equity ownership and profits participation between the members; a profits interest arrangement between the members involving certain budget and completion milestones; equity option provisions; a parental guarantee related to construction financing; and contractual arrangements limiting Titan’s initial participation in the economics of certain assets and liabilities. Terms of the equity option require the Company to purchase Titan’s equity investment upon certain conditions, after a specified period of time if Titan elects to sell its equity investment. The Company provided Southwest JV with all of its initial capital, executes contracts on behalf of Southwest JV, and has final approval rights over all significant matters. The assets, liabilities, and results of operations of IMH Gabella are included in the Company’s condensed consolidated financial statements under the voting interest model. Titan had no reportable interest in the assets, liabilities or equity of Southwest JV at March 31, 2016 or December 31, 2015, or in the net income or loss of IMH Gabella during the three months ended March 31, 2016 or March 31, 2015.

Park City, Utah Lakeside VIE

In the fourth quarter of 2015, the Company, through a consolidated subsidiary, Lakeside DV Holdings, LLC (“LDV Holdings”), entered into a joint venture with a third party developer, Park City Development, LLC (“PCD”) for the purpose of acquiring, holding and developing certain real property located in Park City, Utah (“Lakeside JV”). The intent is to sell townhome, single family residential and hotel lots. Under the Lakeside JV limited liability company agreement, the Company agreed to contribute up to $4.2 million for a 90% interest in Lakeside JV, while PCD agreed to contribute up to $0.5 million for a 10% interest. PCD’s principal has provided a limited guaranty to the Company for performance in the case of certain defaults by PCD.

As of March 31, 2016, the Company had contributed $3.6 million to Lakeside JV and is required to contribute an additional $0.6 million over the life of the development project, per the project’s initial operating budget. During the quarter ended March 31,

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 — INVESTMENT IN UNCONSOLIDATED ENTITIES AND RELATED MATTERS- continued

2016, the Company provided no financial or other support to Lakeside JV that was not contractually required. Equity balances are subject to a 12% preferred return, compounded quarterly. Once the preferred return is distributed, a combination of pro rata distributions and additional distributions to PCD are made until PCD and the Company each receive a 26% internal rate of return. Thereafter, 50% of the balance is distributed pro rata to each party and 50% is paid to PCD.

As more fully described in our Form 10-K for the year ended December 31, 2015, it was determined that the Company is not the primary beneficiary of the VIE and, therefore, does not consolidate its investment in the Park City, Utah VIE.

During 2015, the Company syndicated $1.7 million of its required investment in Lakeside JV to several investors (“Syndicates”) by selling equity interests in LDV Holdings. These investments are included in non-controlling interests, a component of shareholders’ equity in the accompanying condensed consolidated balance sheets.

In the Company’s estimation, the fair value of the unimproved real estate holdings of Lakeside JV exceeds our investment basis as of March 31, 2016. The Company’s maximum exposure to loss in the Lakeside JV as of March 31, 2016 is $2.4 million. The risk of loss on the balance of the investment is borne by the Syndicates.

LDV Holdings’ cash flows are to be distributed first to its members in proportion to the preferred equity investment, including the preferred return, then to the extent of additional capital contributions made by the members. Thereafter, cash flows are to be distributed to members at varying rates as certain return hurdles are achieved.

During the three months ended March 31, 2016, the loss on the equity investment that was recorded in the accompanying condensed consolidated statements of operations was $144,000, of which $55,000 was allocable to the Syndicates.

The following is a summary of the Company’s interest in the Park City Utah VIE and the Company’s maximum exposure to loss as a result of its involvement as of March 31, 2016, (in thousands):

Entity	Initial Investment	Additional Contributions	Net Loss Inception to Date	Company's Variable Interest in Entity	Commitment to Future Additional Contributions	Company's Maximum Exposure to Loss in Entity
Lakeside JV	$1,823	$99	$(89)	$1,833	$610	$2,443

Equity Interests Acquired through Guarantor Recoveries

During the second quarter of 2015, the Company, through certain subsidiaries, obtained certain real estate assets and equity interests in a number of limited liability companies and limited partnerships with various real estate holdings and related assets as a result of certain enforcement and collection efforts. Several of the limited liability companies and partnerships hold interests in real property and are now co-owned with various unrelated third parties. Since the entities were not considered VIEs, we applied the voting interest model to ascertain the need for consolidation. Certain of these entities have been consolidated in the accompanying condensed consolidated financial statements while others have been accounted for under the equity method of accounting, based on the extent of the Company’s controlling financial interest in each such entity. Based on our analysis, the consolidated entities in which these equity interests were awarded did not meet the definition of a business under GAAP since only assets of such entities consist of unimproved real estate holdings, and the entities lack other inputs and processes necessary to produce outputs.

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

As more fully described in our Form 10-K for the year ended December 31, 2015, as a result of limitations over the accuracy or reliability of available historical financial information, the Company has elected to present financial information on its investment in these entities based on the fair value of the underlying real estate assets and estimable liabilities as of the acquisition date, as it believes this information is reliable and relevant to the users of its financial statements.

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 — INVESTMENT IN UNCONSOLIDATED ENTITIES AND RELATED MATTERS- continued

The assets of these entities include primarily unimproved real estate and rights to develop water located in the Southwestern United States. The Company does not consolidate these entities because the Company and the other owners of equity interests in these entities share decision making abilities and have joint control over the entities, and/or because the Company does not control the activities of the entities. The Company does not have any obligation to fund the outstanding liabilities or working capital needs of these entities. The Company’s ownership interests in these entities range from 2.4% to 48.0% and, collectively, the Company’s net investment in these entities totals $3.0 million at March 31, 2016.

Summarized Financial Information of Unconsolidated Entities

The following presents summarized certain financial information of the entities in which the Company holds investments that are recorded on the equity method as of and for the quarter ended March 31, 2016 (in thousands):

March 31, 2016
Total assets	$19,434
Total liabilities	927
There were no revenues and $0.1 million of expenses incurred by our unconsolidated entities during the three months ended March 31, 2016. There were no revenues or expenses incurred by our unconsolidated entities during the three months ended March 31, 2015.

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 — FAIR VALUE

Valuation Allowance and Fair Value Measurement of Loans and Real Estate Owned

Our valuation analysis processes and procedures are disclosed in our previously filed Annual Report on Form 10-K for the fiscal year ended December 31, 2015. We perform a valuation analysis of our loans, REO held for sale and other REO not less frequently than on a quarterly basis. We consider all relevant, material circumstances to determine if, and the extent to which, a valuation allowance is required.

Impairment for our collateral dependent loans is measured at the balance sheet date based on the then fair value of the collateral in relation to contractual amounts due under the terms of the applicable loan if foreclosure is probable. Substantially all of our loans are deemed to be collateral dependent.

REO assets that are classified as held for sale and Other REO are measured at the lower of carrying amount or fair value, less estimated cost to sell. REO assets that are classified as operating properties or held for development are considered “held and used” and are evaluated for impairment when circumstances indicate that the carrying amount exceeds the sum of the undiscounted net cash flows expected to result from the development or operation and eventual disposition of the asset. If an asset is considered impaired, an impairment loss is recognized for the difference between the asset’s carrying amount and its fair value, less estimated cost to sell. If we elect to change the disposition strategy for our real estate held for development, and such assets were deemed to be held for sale, we may record additional impairment charges, and the amount of such charges could be significant.

We assess the extent, reliability and quality of market participant inputs such as sales pricing, cost data, absorption, discount rates, and other assumptions, as well as the significance of such assumptions in deriving valuation. We generally employ one of four valuation approaches (as applicable), or a combination of such approaches, in determining the fair value of the underlying collateral of each loan, REO held for sale and Other REO asset: (i) the development approach; (ii) the income capitalization approach; (iii) the sales comparison approach; or (iv) the receipt of recent offers on specific properties. The valuation approach taken depends on several factors including:

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

Factors Affecting Valuation

The underlying collateral of our loans and our REO varies by stage of completion, which consists of either raw land (also referred to as pre-entitled land), entitled land, partially developed, or mostly developed/completed lots or projects. While we may engage outside independent third-party valuation firms on a periodic, as-needed basis to provide complete valuation reports for certain of our larger loans and REO assets, we rely primarily on our asset management consultants and internal staff to gather available market participant data from independent sources to establish assumptions used to derive fair value of the collateral supporting our loans and real estate owned for a majority of our loan and REO assets.

Our fair value measurement is based on the highest and best use of each property which is generally consistent with our current use for such property. In addition, our assumptions are established based on assumptions that we believe market participants for

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 — FAIR VALUE- continued

those assets would also use. During the period ended March 31, 2016, we performed both a macro analysis of market trends and economic estimates, as well as a detailed analysis on selected significant loan and REO assets.

The following is a summary of the procedures performed in connection with our fair value analysis as of and for the period ended March 31, 2016:

1.
We reviewed the status of each of our loans to ascertain the likelihood that we will collect all amounts due under the terms of the loans at maturity based on review of loan status and current real estate and credit market conditions.

2.
We reviewed the status of each of our REO assets to determine whether such assets continue to be properly classified as held for sale, held for development, operating properties or as Other Real Estate Owned as of the reporting date.

3.
For the period ended March 31, 2016, given the lack of significant change in overall general market conditions since December 31, 2015 of our legacy portfolio, we performed an internal analysis to evaluate fair value of our portfolio. Our internal analysis of fair value included a review and update of current market participant activity, analysis of overall market conditions, the current status of any project related to that asset, our direct knowledge of local market activity affecting any such project, as well as other market indicators observed by our asset management group and third parties to determine whether there were any indications of a material increase or decrease in the value of the underlying collateral or REO asset since the last complete valuation for such asset. Our asset-specific analysis focused on the higher valued assets of our loan collateral and REO portfolio. We considered the results of our analysis and the potential valuation implication to the balance of the portfolio based on similar asset types and geographic location.

4.
In addition, in those instances where we have received a bona fide written third-party offer to buy our loans or REO assets (or have executed a purchase and sale agreement), or the borrower has received a bona fide written third-party offer to buy the related project (or has executed a purchase and sale agreement), we generally utilized the purchase price in such offer or agreement whether that amount is within or outside our current valuation range. Such offers or agreements are only considered if we deem it to be valid, reasonable and negotiable, and we believe the counterparty has the financial wherewithal to execute the transaction.

Based on our analysis, the valuation approach taken and assumptions utilized with respect to each asset at December 31, 2015 remained generally applicable at March 31, 2016, except for those assets subject to a recent bona fide written third-party offer or executed purchase and sales agreements. See our previously filed Annual Report on Form 10-K for the fiscal year ended December 31, 2015 for a summary of the key assumptions and valuation methodologies utilized to derive fair value.

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

Valuation Conclusions

Based on the results of our evaluation and analysis, during the three months ended March 31, 2016 and 2015, we did not record any non-cash provision credit losses on our loan portfolio. However, we recorded other net recoveries of credit losses of $0.9 million for the three months ended March 31, 2015, relating to the collection of cash and other assets from guarantors on certain legacy loans. We recorded no impairment charges for real estate owned during the three months ended March 31, 2016 or 2015.

As of March 31, 2016 and December 31, 2015, the valuation allowance totaled $12.7 million and $12.9 million, respectively, representing 78.2% and 53.6%, respectively, of the total outstanding loan principal and accrued interest balances. Based on the

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 — FAIR VALUE- continued

valuation and impairment allowance recorded as of March 31, 2016, we believe that, as of that date, the fair value of our loans, REO assets held for sale and other REO is adequate in relation to the net carrying value of the related assets and that no additional valuation allowance or impairment is considered necessary. While the above results reflect management’s assessment of fair value as of March 31, 2016 based on currently available data, we will continue to evaluate our loan and REO portfolio to determine the adequacy and appropriateness of the valuation allowance and/or carrying value. Depending on market conditions, such updates may yield materially different values and potentially increase or decrease the valuation allowance for loans or impairment charges for REO assets.

Valuation Categories

There were no losses recorded during the three months ended March 31, 2016 or 2015 in the categories for which net mortgage loans and REO held for sale were measured at fair value on a non-recurring basis based upon the lowest level of significant input to the valuation as of March 31, 2016 or 2015.

Additionally, there were no assets that were measured at fair value using Level 2 inputs for which any losses were recorded during the three months ended March 31, 2016 or 2015. Generally, all of our mortgage loans, REO held for sale and other REO are valued using significant unobservable inputs (Level 3) obtained through updated analysis prepared by our asset management staff, except for such assets for which third party offers or executed purchase and sale agreements were used, which are considered Level 2 inputs. Changes in the use of Level 3 valuations are based solely on whether we utilized third party offers for valuation purposes.

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 — DEBT, NOTES PAYABLE AND SPECIAL ASSESSMENT OBLIGATIONS
At March 31, 2016 and December 31, 2015, our notes payable and special assessment obligations consisted of the following (in thousands):

	March 31, 2016	December 31, 2015
Notes Payable, Net of Discount
$50.0 million non-recourse note payable secured by first liens on operating hotel properties and related assets, bears annual interest at the greater of a) 7.25% or b) LIBOR plus 6.75%, actual interest at minimum rate of 7.25% at March 31, 2016 and December 31, 2015, matures February 1, 2018, interest only payable monthly, principal due at maturity, subject to a carve-out guarantee by the Company	$50,000	$50,000
$24.0 million construction note payable to a bank dated October 2014 for the construction of Gabella, secured by real property and improvements, bears annual interest of LIBOR plus 3.75%, with a floor of 4.25% (4.38% at March 31, 2016 and 4.36 % at December 31, 2015), matures October 20, 2017	18,506	16,861
$5.4 million note payable secured by a mortgage receivable totaling $7.2 million at December 31, 2015, monthly interest only payments based on annual interest rate of 4.5%, scheduled maturity on April 30, 2016 (repaid in full in February 2016)	—	5,400
$5.9 million note payable secured by real estate in New Mexico, annual interest only payments based on annual interest rate of prime plus 2.0% for the first two years, and prime plus 3.0% thereafter (5.5% at March 31, 2016 and December 31, 2015), matures December 31, 2019	5,940	5,940
Unsecured note payable under class action settlement, face value of $10.2 million, net of discount of $2.6 million at March 31, 2016, 4% annual interest rate (14.6% effective yield), interest payable quarterly, matures April 28, 2019	7,554	7,385
$1.1 million development assistance note payable to Apple Valley Economic Development Authority, dated March 29, 2013, secured by developmental real estate, annual interest rate 6%, maturing December 31, 2016. Expected to be forgiven upon completion of Gabella project, subject to various requirements	762	762
Special Assessment Obligations
$3.7 million community facility district bonds dated 2005, secured by residential land located in Buckeye, Arizona, annual interest rate ranging from 5%-6%, maturing various dates through April 30, 2030	3,207	3,207
$2.3 million special assessment bonds dated between 2002 and 2007, secured by residential land located in Dakota County, Minnesota, annual interest rate ranging from 6%-7.5%, maturing various dates through 2022	928	927
Notes Payable to Related Party
$5.0 million unsecured note payable to an affiliate of a director and shareholder dated December 31, 2014, bears interest at 16% per annum, all amounts due and payable upon maturity, original maturity of April 24, 2015 extended to June 21, 2016	5,000	5,000
$4.0 million line of credit from an affiliate of a director and shareholder dated March 23, 2016, secured by residential land, bears interest at 5% per annum, all amounts due and payable upon maturity on June 23, 2016	—	—
Total debt, notes payable and special assessment obligations	91,897	95,482
Deferred financing costs, net	(1,383)	(1,365)
Total debt, notes payable and special assessment obligations, net	$90,514	$94,117
Interest expense for the three months ended March 31, 2016 and 2015 was $2.1 million and $2.8 million, respectively.

Senior Indebtedness

During the three months ended March 31, 2015, the Company, through various of its subsidiaries, entered into a series of loan agreements, promissory notes and related agreements with Calmwater Capital 3, LLC (“Calmwater”) for three loans in the aggregate principal amount of $78.8 million for the purposes of refinancing 1) the Company’s prior $36.0 million senior secured loan with NWRA Ventures I, LLC (“NW Capital”) and 2) a prior $24.8 million note payable from a bank, as well as to provide working capital for certain development activities and operational costs. The Company used $4.0 million of the loan proceeds to fund a

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 — DEBT, NOTES PAYABLE AND SPECIAL ASSESSMENT OBLIGATIONS- continued

portion of its equity commitment for the construction of Gabella and $2.0 million to partially fund the capital improvement program at the Company’s hotel properties and restaurants located in Sedona, Arizona. The balance of the loan proceeds have been or are being used for working capital, reserves, and certain fees.

The general terms of the respective loans are as follows:

•
A $50.0 million non-recourse loan secured by first liens on the Company’s two operating hotel properties and restaurants located in Sedona, Arizona (“the Sedona Loan”). The Sedona Loan requires interest only payments which began on March 1, 2015 and bears annual interest at a base equal to the sum of: (i) the greater of (A) 0.50% per annum or (B) LIBOR (as defined) plus (ii) 6.75% per annum. In connection with this loan, the Company entered into an interest rate cap agreement for the initial two-year term of the loan with a LIBOR-based strike rate, which the Company elected to expense upon execution. The Sedona Loan has a maturity date of February 1, 2018. The Company has an option to extend the maturity date for two consecutive 12-month periods, provided that 1) there are no outstanding events of default, 2) the Company obtains an extended interest rate cap agreement and 3) the Company complies with the other applicable terms set forth in the loan agreement including the payment of an extension fee of $0.5 million. The Sedona Loan is subject to a non-recourse carve-out guaranty by the Company which also includes a guarantee of completion of certain capital improvements at the Company’s hotel properties.

The Sedona Loan contains customary affirmative and negative covenants, including, but not limited to: (i) a $5.0 million liquidity balance during 2016; (ii) a minimum net worth of the Company of no less than $50.0 million; and (iii) DSCR and minimum NOI requirements measured on a trailing 12 month basis. During the three months ended March 31, 2016, the hotels did not meet these DSCR and NOI requirements during the quarterly measurement period, for which the lender provided a one-time forbearance through June 30, 2016. There is no assurance that the hotels will meet the DSCR and/or NOI requirements in future quarterly reporting periods.  In the event that they do not meet such requirements, we would seek a supplemental forbearance from the lender, although there is no assurance that such a forbearance would be granted. For purposes of the minimum net worth requirement, the lender has agreed that the carrying value of our redeemable convertible preferred stock is considered a component of shareholder’s equity. The Sedona Loan also requires the Company to fund customary annual interest, tax, insurance, and furniture, fixtures and equipment reserve accounts, each of which are pledged as additional collateral for the Sedona Loan. Additional reserves were required in connection with the capital improvement program that commenced during the second quarter of 2015. The Sedona Loan also contains customary events of default, the occurrence of which could result in the acceleration of the obligations under the loan and, under certain circumstances, the application of a default interest rate during the existence of an event of default at a rate equal to 5.0% in excess of the note rate. The Company is permitted to make optional prepayments at any time, subject to a .50% prepayment premium if paid prior to February 1, 2017, and other conditions set forth in the loan agreement. Thereafter, the Company may prepay the Sedona Loan in full or in part without prepayment premium costs.

•
A $24.4 million non-recourse loan secured by a) first liens on certain operating and non-operating real estate assets owned by affiliates of the Company, b) pledges by certain Company affiliates of their interests in certain mortgage loan documents evidencing payment obligations owed to such affiliates and c) the Company’s membership interest in IMH Gabella. The loan required interest only payments beginning on March 1, 2015 and bore annual interest at a base equal to the sum of: (i) the greater of (A) 0.50% per annum or (B) LIBOR (as defined) plus (ii) 8.5% per annum. The loan had a maturity date of February 1, 2017 and was repaid in full during the fourth quarter of 2015.

•
A $4.4 million non-recourse loan secured by a) first liens on certain operating and non-operating real estate assets owned by affiliates of the Company and b) pledges by certain Company affiliates of their interests in certain mortgage loan documents evidencing payment obligations owed to such affiliates. The loan required interest only payments beginning on March 1, 2015 and bore annual interest at a base equal to the sum of: (i) the greater of (A) 0.50% per annum or (B) LIBOR (as defined) plus (ii) 8.5% per annum. The loan had a maturity date of February 1, 2017 and was repaid in full during the fourth quarter of 2015.

Exchange Notes
Under the terms of a class action settlement, we conducted an offering of our five-year, 4%, unsecured notes in exchange for common stock held by participating shareholders (“Exchange Offering”). The Exchange Offering was completed in April 2014 and we issued Exchange Offering notes (“EO Notes”) with an aggregate face value of $10.2 million, which were recorded by the Company at fair value. The estimated fair value of the EO Notes was $6.4 million based on an imputed effective yield of such

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 — DEBT, NOTES PAYABLE AND SPECIAL ASSESSMENT OBLIGATIONS- continued

notes of 14.6% (as compared to the note rate of 4%) resulting in an original debt discount of the EO Notes of $3.8 million, with a balance of $2.6 million and $2.8 million as of March 31, 2016 and December 31, 2015, respectively. This discount amount is being amortized as an adjustment to interest expense using the effective interest method over the term of the EO Notes. The amortized discount added to the principal balance of the EO Notes during the three months ended March 31, 2016 totaled $0.2 million. Interest is payable quarterly in arrears each January, April, July and October. The EO Notes mature on April 28, 2019, and may be prepaid in whole or in part without penalty at the option of the Company. However, subject to certain minimum cash and profitability conditions, the terms of the EO Notes may require a 50% prepayment on April 29, 2018.

Construction Loan

In October 2014, the Company secured a construction loan in connection with the Gabella development in the amount of $24.0 million pursuant to a Construction Loan Agreement entered into between Bank of the Ozarks (“Ozarks”) and IMH Gabella (the “Construction Loan”). The Company has made draws totaling $18.5 million on the Construction Loan as of March 31, 2016. The Construction Loan is secured by a first lien mortgage on the project, as well as certain adjacent parcels that are planned for future development, improvements thereon, and an assignment of rents and revenues. As of March 31, 2016 and December 31, 2015, the total carrying value of the land and improvements totaled $29.3 million and $27.8 million, respectively. Unless there is an event of default, the Construction Loan bears annual interest at the greater of (i) three-month LIBOR plus 375 basis points, or (ii) 4.25%. The loan matures October 20, 2017, provided, however, that the initial term may be extended for two additional one-year terms subject to the satisfaction of certain conditions, including the payment of an extension fee equal to 0.25% of the then outstanding principal balance of the Construction Loan. Interest only payments on any outstanding principal commenced on November 1, 2014 and monthly payments of principal and interest will commence on the earlier of (i) November 1, 2016 and (ii) the first month following stabilization (as defined in the loan agreement).

The Construction Loan is also subject to a completion and repayment carve-out guaranty by the Company and requires the Company to maintain a minimum liquidity balance of $7.5 million throughout the term of the loan. During the three months ended March 31, 2016, we fell below the $7.5 million liquidity requirement, resulting in a non-compliance event under the terms of our guaranty. The lender has, to-date, not taken any enforcement action with respect to this non-compliance event. While we restored our unrestricted cash balance to above $7.5 million subsequent to March 31, 2016, there is no assurance that we will be able to maintain adequate cash and cash equivalents to be available to meet this liquidity requirement or that the lender will not elect to exercise its non-compliance event rights under the loan.

In the event of prepayment of the Construction Loan within two years from the initial funding date, the Company would have to pay a prepayment penalty equal to two years of interest less non-default interest paid through the prepayment date. Thereafter, the Construction Loan may be prepaid without penalty.

Other Notes Payable Activity

In connection with the Gabella project, we entered into, among other agreements, a business subsidy agreement and related loan agreement dated March 29, 2013, as amended on July 10, 2014, with the Apple Valley Economic Development Authority (“EDA”). Under the terms of the business subsidy agreement, the EDA agreed to advance to us up to $1.1 million as a loan. As of March 31, 2016 and December 31, 2015, the total amount advanced to us under the EDA loan agreement was $0.8 million. In no event was the EDA loan to exceed the amount received from Dakota County, Minnesota for the statutory penalty and interest on special assessment taxes which were assessed in the tax years 2007 through 2011. The special assessment taxes and related statutory penalties and interest have been fully repaid as of December 31, 2015. The EDA loan bears interest at the rate of 6.0% per annum which accrues until the loan is satisfied or paid in full. The Company met its performance obligation to complete the Gabella project prior to April 30, 2016, and once certain other conditions are satisfied, the EDA is expected to forgive the loan in its entirety. Construction of the project was completed in March 2016 and we have received a temporary certificate of occupancy, and we believe we will meet the other requirements of the business subsidy agreement that will result in forgiveness of the loan in the second quarter of 2016. If we do not meet certain specified development goals, the loan and all accrued unpaid interest must be repaid on or before December 31, 2017. In addition, under the business subsidy agreement, we are not allowed to sell, transfer or otherwise convey all or part of the property for a period of five years following completion without the prior written consent of EDA.

During the fourth quarter of 2015, a wholly-owned subsidiary of the Company borrowed $5.4 million pursuant to a non-revolving credit facility with the Banc of California, National Association (the “BOC Facility”). The BOC Facility was secured by a $7.2 million mortgage receivable, guaranteed by the Company, was scheduled to mature on April 30, 2016, and bore interest at a per

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 — DEBT, NOTES PAYABLE AND SPECIAL ASSESSMENT OBLIGATIONS- continued

annum rate equal to the greater of (i) the prime rate as published by The Wall Street Journal (the “WSJ Prime Rate”) plus 1.25%, or (ii) 4.5%. During the three months ended March 31, 2016, we repaid the BOC Facility in full upon collection of the mortgage receivable that served as collateral for that loan.
In addition, during the fourth quarter of 2015, we purchased real estate located in New Mexico that was previously owned by certain partnerships in which the Company was awarded equity interests. The purchase price for that real estate was $6.8 million, of which $5.9 million was seller financed. The note bears interest at the WSJ Prime Rate as of December 31, 2015 (recalculated annually) plus 2.00% for the first two years, and the WSJ Prime Rate plus 3.00% thereafter. Interest only payments are due on December 31 of each year with the principal balance and any accrued unpaid interest due at maturity on December 31, 2019.
Special Assessment Obligations
As of March 31, 2016 and December 31, 2015, obligations arising from our allocated share of certain community facilities district special revenue bonds and special assessments had a carrying value of $4.1 million. These obligations are described below.

One of the special assessment obligations had an outstanding balance of $3.2 million as of March 31, 2016 and December 31, 2015, and has an amortization period that extends through April 30, 2030, with an annual interest rate ranging from 5% to 6%. This special assessment obligation is secured by certain real estate held for sale consisting of 171 acres of unentitled land located in Buckeye, Arizona which had a carrying value of $5.3 million at March 31, 2016.

The other special assessment obligations are comprised of a series of special assessments that collectively had an outstanding balance of $0.9 million as of March 31, 2016 and December 31, 2015. These special assessment obligations have amortization periods that extend through 2022, with annual interest rates ranging from 6% to 7.5%. These special assessment obligations are secured by certain real estate held for development consisting of 7 acres of unentitled land located in Dakota County, Minnesota, which land has a carrying value of approximately $3.7 million at March 31, 2016. We did not make any principal repayments on these special assessment obligations during the three months ended March 31, 2016.

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

Note Payable to Related Party

In December 2014, the Company borrowed $5.0 million from SRE Monarch Lending, LLC (“SRE Monarch”) pursuant to an unsecured non-revolving credit facility (“SRE Note”). The Company used the loan proceeds to make a scheduled payment under the Company’s then-senior loan. SRE Monarch is a related party of Seth Singerman, one of the Company’s directors and an affiliate of one of our preferred equity holders. The SRE Note bears interest at a per annum base rate of 16%, and is subject to increase in the event it is not repaid in full on or prior to the or extended maturity date.

The SRE Note was originally scheduled to mature on the 91st day after full repayment of the Company’s then-senior loan. During 2015 and 2016, the Company entered into a series of amendments to extend the SRE Note’s maturity date to June 21, 2016, with an option to extend the maturity date for one additional 90-day period. The Company paid all accrued interest at the date of each amendment and paid various extension fees totaling $0.3 million in 2015 and $0.2 million during the three months ended March 31, 2016, which fees have been or are being amortized over the loan term.

Revolving Line of Credit with SRE Monarch Lending, LLC

During the three months ended March 31, 2016, a subsidiary of the Company executed a line of credit agreement with SRE Monarch for a revolving secured line of credit facility (“SRE Revolver”) in an amount not to exceed $4.0 million. The SRE Revolver bears interest at a per annum base rate of 5% and has a term that expires on the earliest to occur of 1) three months (which may be extended for an additional three months subject to the payment of a $50,000 extension fee), 2) the sale of the land serving as collateral under the SRE Revolver, or 3) the sale of Gabella. The SRE Revolver is secured by certain land owned by a subsidiary of the Company with a carrying value of $5.3 million, and is guaranteed by the Company. The SRE Revolver has an initial advance limit of $2.5 million that may be increased to $4.0 million with 12 days written notice and the payment of a $25,000 fee. Additionally,

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 — DEBT, NOTES PAYABLE AND SPECIAL ASSESSMENT OBLIGATIONS- continued

upon each advance, the Company must pay a $50,000 advance fee. Upon execution of the SRE Revolver agreement, the Company paid a facility fee and other closing fees associated with the loan totaling approximately $0.2 million. All amounts advanced under the SRE Revolver may be prepaid in whole or in part without premium or penalty. SRE Monarch is a related party of Seth Singerman, one of the Company’s directors and an affiliate of one of our preferred equity holders. Subsequent to March 31, 2016, we exercised our initial advance in the amount of $2.5 million in order to provide additional working capital for the Company. As a result of the advance, we paid fees totaling $50,000 which are being amortized to interest expense using the effective interest method over the term of the line of credit.

In the event of a sale of the land serving as collateral under the SRE Revolver prior to March 31, 2017 ("Facility Exit Date"), we are obligated to pay SRE Monarch an amount equal to five percent (5%) of the net sale proceeds. In the event that no sale of the collateral has occurred or is expected to occur prior to the Facility Exit Date, we are obligated to pay SRE Monarch an amount equal to five percent (5%) of the presumed net sales proceeds based on an appraised value of the collateral.

Our debt, notes payable and special assessment obligations have the following scheduled maturities as of March 31, 2016 (in thousands):

Year	Amount
2016	$6,055
2017	18,807
2018	50,306
2019	13,809
2020	315
Thereafter	2,605
Total	$91,897

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – SEGMENT INFORMATION

Operating segments are defined as components of an enterprise that engage in business activity from which revenues are earned and expenses incurred for which discrete financial information is available that is evaluated regularly by our chief operating decision makers in deciding how to allocate resources and in assessing performance. As of and for the period ended March 31, 2016 and December 31, 2015, the Company’s reportable segments are based on the products and services offered by the Company and management’s intent for such assets, which include the following:

Mortgage and REO – Legacy Portfolio and Other Operations — Consists of the collection, workout and sale of new and legacy loans and REO assets, including the financing of such asset sales, the carrying costs of such assets and other related expenses. This segment also reflects the carrying value of such assets and the related financing and operating obligations.

Commercial and Residential Real Estate Leasing Operations — Consists of rental revenue and tenant recoveries less direct property operating expenses (maintenance and repairs, real estate taxes, management fees, and other operating expenses) and depreciation and amortization from commercial and residential leasing operations. This segment also reflects the carrying value of such assets and the related financing and operating obligations. Historically, this segment consisted solely of commercial leasing operations. During the fourth quarter of 2015, this segment was redefined and expanded to include residential leasing operations resulting from the Gabella multifamily project which commenced operations during the fourth quarter of 2015. In addition, in the third quarter of 2015, we disposed of the commercial office building that contributed to this segment. Based on management’s analysis, the sale of this business segment did not require separate discontinued operations financial statement presentation since the disposition of this asset represented neither a strategic shift for the Company, nor did it have a major effect on our operations and financial results.

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

Disposal of Individually Significant Component

As previously reported, we entered into an agreement to sell certain operating assets that were included in our commercial and residential real estate leasing operating segment. The sales transaction closed in the third quarter of 2015.

As noted in the following tables, the commercial and residential real estate leasing operation segment contributed a pretax loss of $0.3 million for the three months ended March 31, 2016, and $0.1 million in pretax income for the three months ended March 31, 2015.

Condensed consolidated financial information for our reportable operating segments as of March 31, 2016 and December 31, 2015 and for the three month periods ended March 31, 2016 and 2015 is summarized as follows (in thousands):

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – SEGMENT INFORMATION- continued

Balance Sheet Items	March 31, 2016	December 31, 2015
Total Assets	(unaudited)
Mortgage and REO - Legacy Portfolio and Other Operations	$48,916	$59,000
Commercial and Residential Real Estate Leasing Operations	29,759	28,107
Hospitality and Entertainment Operations	96,164	93,883
Corporate and Other	3,472	4,826
Consolidated	$178,311	$185,816
Notes Payable, Special Assessment Obligations, Capital Leases and Other Long Term Obligations
Mortgage and REO - Legacy Portfolio and Other Operations	$10,691	$16,211
Commercial and Residential Real Estate Leasing Operations	18,126	16,419
Hospitality and Entertainment Operations	50,404	50,302
Corporate and Other	12,462	12,360
Consolidated	$91,683	$95,292
Operating Liabilities
Mortgage and REO - Legacy Portfolio and Other Operations	$1,765	$1,793
Commercial and Residential Real Estate Leasing Operations	3,828	3,530
Hospitality and Entertainment Operations	5,943	4,468
Corporate and Other	2,330	2,920
Consolidated	$13,866	$12,711

	Three Months Ended March 31, 2016 (Unaudited)
Income Statement Items	Mortgage and REO - Legacy Portfolio and Other Operations	Commercial and Residential Real Estate Leasing Operations	Hospitality and Entertainment Operations	Corporate and Other	Consolidated
Revenues:
Operating property revenue	$—	$233	$6,338	$—	$6,571
Investment and other income	42	25	4	23	94
Mortgage loan income, net	217	—	—	—	217
Total Revenue	259	258	6,342	23	6,882
Expenses:
Operating Property Direct Expenses (exclusive of interest and depreciation):
Payroll related expenses	—	68	2,499	—	2,567
Cost of sales	—	—	731	—	731
Property taxes	—	3	71	—	74
Management fees	—	9	368	—	377
Other departmental and general and administrative costs	—	3	1,073	—	1,076
Other costs	—	144	650	—	794
Operating Property Direct Expenses (exclusive of interest and depreciation)	—	227	5,392	—	5,619
Expenses for Non-Operating Real Estate Owned:

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – SEGMENT INFORMATION- continued

	Three Months Ended March 31, 2016 (Unaudited) (continued)
Income Statement Items	Mortgage and REO - Legacy Portfolio and Other Operations	Commercial and Residential Real Estate Leasing Operations	Hospitality and Entertainment Operations	Corporate and Other	Consolidated
Property taxes	$93	$—	$—	$—	$93
Other costs	65	—	—	—	65
Expenses for Non-Operating Real Estate Owned	158	—	—	—	158
Professional Fees:
Financial reporting - audit, legal and tax	1	—	—	243	244
Other legal	475	—	—	21	496
Asset management	13	—	—	49	62
Other costs	—	—	—	159	159
Professional Fees	489	—	—	472	961
General and Administrative Expenses:
Payroll related expenses	—	—	—	1,305	1,305
Insurance expense	23	—	—	248	271
Rent	—	—	—	53	53
Other general and administrative costs	6	—	—	280	286
General and Administrative Expenses	29	—	—	1,886	1,915
Other Expenses (Income):
Interest expense	232	176	1,048	600	2,056
Depreciation and amortization expense	—	199	794	49	1,042
Gain on disposal of assets, net	(248)	—	—	—	(248)
Loss of unconsolidated subsidiaries	144	—	—	—	144
Provision for income taxes	—	—	—	2	2
Other Expenses	128	375	1,842	651	2,996
Total Expenses, net	804	602	7,234	3,009	11,649
Net Loss	(545)	(344)	(892)	(2,986)	(4,767)
Net Loss Attributable to Noncontrolling Interests	55	—	—	—	55
Cash Dividend on Redeemable Convertible Preferred Stock	—	—	—	(534)	(534)
Deemed Dividend on Redeemable Convertible Preferred Stock	—	—	—	(607)	(607)
Net Loss Attributable to Common Shareholders	$(490)	$(344)	$(892)	$(4,127)	$(5,853)

	Three Months Ended March 31, 2015 (Unaudited)
Income Statement Items	Mortgage and REO - Legacy Portfolio and Other Operations	Commercial and Residential Real Estate Leasing Operations	Hospitality and Entertainment Operations	Corporate and Other	Consolidated
Revenues:
Operating property revenue	$3	$377	$6,804	$—	$7,184

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – SEGMENT INFORMATION- continued

	Three Months Ended March 31, 2015 (Unaudited) (continued)
Income Statement Items	Mortgage and REO - Legacy Portfolio and Other Operations	Commercial and Residential Real Estate Leasing Operations	Hospitality and Entertainment Operations	Corporate and Other	Consolidated
Investment and other income	$1,805	$45	$—	$—	$1,850
Mortgage loan income, net	498	—	—	—	498
Total Revenue	2,306	422	6,804	—	9,532
Expenses:
Operating Property Direct Expenses (exclusive of interest and depreciation):
Payroll related expenses	—	11	2,358	—	2,369
Cost of sales	—	—	813	—	813
Property taxes	—	83	70	—	153
Management fees	—	8	394	—	402
Other departmental and general and administrative costs	—	—	1,082	—	1,082
Other costs	—	221	604	—	825
Operating Property Expenses (exclusive of interest and depreciation)	—	323	5,321	—	5,644

Expenses for Non-Operating Real Estate Owned:
Property taxes	171	—	—	—	171
Other costs	117	—	—	1	118
Expenses for Non-Operating Real Estate Owned	288	—	—	1	289
Professional Fees:
Financial reporting - audit, legal and tax	4	—	—	259	263
Other legal	723	—	—	(17)	706
Asset management	86	—	—	1	87
Other costs	—	—	—	190	190
Professional Fees	813	—	—	433	1,246
General and Administrative Expenses:
Payroll related expenses	—	—	—	1,461	1,461
Insurance expense	7	—	—	252	259
Rent	—	—	—	52	52
Other general and administrative costs	36	—	—	386	422
General and Administrative Expenses	43	—	—	2,151	2,194
Other Expenses (Income):
Interest expense	588	—	988	1,238	2,814
Depreciation and amortization expense	—	—	578	53	631
Loss on disposal of assets, net	42	—	—	—	42
Recovery of credit losses, net	(907)	(9)	—	—	(916)
Other Expenses (Income)	(277)	(9)	1,566	1,291	2,571
Total Expenses, net	867	314	6,887	3,876	11,944
Net Income (Loss)	1,439	108	(83)	(3,876)	(2,412)

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – SEGMENT INFORMATION- continued

	Three Months Ended March 31, 2015 (Unaudited) (continued)
Income Statement Items	Mortgage and REO - Legacy Portfolio and Other Operations	Commercial and Residential Real Estate Leasing Operations	Hospitality and Entertainment Operations	Corporate and Other	Consolidated
Cash Dividend on Redeemable Convertible Preferred Stock	$—	$—	$—	$(528)	$(528)
Deemed Dividend on Redeemable Convertible Preferred Stock	—	—	—	(560)	(560)
Net Income (Loss) Attributable to Common Shareholders	$1,439	$108	$(83)	$(4,964)	$(3,500)

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 — STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE

Common Stock

Shares of Common Stock, Class B Common Stock, Class C Common Stock, and Class D Common Stock share proportionately in our earnings and losses attributable to common shareholders. There are no shares of the Class D common stock outstanding as of March 31, 2016 or December 31, 2015.

In addition, at March 31, 2016 and December 31, 2015, the Company had reserved the following number of shares of its authorized but unissued common stock for possible future issuance in connection with the following (in thousands):

	March 31, 2016	December 31, 2015
Exercise and future grants of stock options	3,025	2,700
Exercise of stock warrants	2,000	2,000
Conversion of preferred stock	8,200	8,200
Approved but unissued restricted common stock	1,180	1,565
Total	14,405	14,465

Preferred Stock

In 2014, the Company issued a total of 8.2 million shares of its Series B-1 and B-2 Cumulative Convertible Preferred Stock (“Series B Preferred Stock”) to certain investor groups (collectively, the “Series B Investors”) in exchange for $26.4 million (the “Preferred Investment”). Except for certain voting rights, the rights and obligations of the Series B-1 Preferred Stock and Series B-2 Preferred Stock are substantially the same.

The Certificate of Designation contains numerous provisions relating to dividend preferences, redemption rights, liquidation preferences and requirements, conversion rights, voting rights, investment committee participation and other restrictive covenants with respect to the Series B Preferred Stock. Other than the following items, there were no material changes to the descriptions of the foregoing contained in our Form 10-K for the year ended December 31, 2015.

•
Dividends. Dividends on the Series B Preferred Stock are cumulative and accrue from the issue date and compound quarterly at the rate of 8% of the issue price per year, payable quarterly in arrears. During the three months ended March 31, 2016 and 2015, we incurred cash dividends on the Series B Preferred Stock of $0.5 million for each period, respectively.

•
Redemption upon Demand. At any time after July 24, 2019, each holder of Series B Preferred Stock may require the Company to redeem, out of legally available funds, the shares of Series B Preferred Stock held by such holder at the a price (the “Redemption Price”) equal to the greater of (i) 150% of the sum of the original price per share of the Series B Preferred Stock plus all accrued and unpaid dividends or (ii) the sum of the tangible book value of the Company per share of voting Common Stock plus all accrued and unpaid dividends, as of the date of redemption. Based on the initial investment of $26.4 million, the Redemption Price would presently be $39.6 million, resulting in a redemption premium of $13.2 million. In accordance with applicable accounting standards, Series B Preferred Stock is classified as temporary equity on the balance sheet and we have elected to amortize the redemption premium using the effective interest method as an imputed dividend over the five years holding term of the Series B Preferred Stock. During the three months ended March 31, 2016 and 2015, we recorded amortization of the redemption premium of $0.6 million for each period, respectively, as a deemed dividend.

Share-Based Compensation

During the three months ended March 31, 2016, we issued 324,500 options to employees under our First Amended and Restated 2010 Employee Stock Incentive Plan. While no options were forfeited during the three months ended March 31, 2016, subsequent to March 31, 2016, 50,000 of the options issued during the first quarter were forfeited. As of March 31, 2016, there were (i) 701,667 fully vested stock options outstanding, (ii) fully vested warrants to purchase 2,000,000 shares of common stock, and (iii) 843,335 unvested restricted stock grants outstanding. Subsequent to March 31, 2016, 66,666 of the unvested restricted stock grants were forfeited upon termination of the related employee. Net stock-based compensation expense relating to our restricted stock

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 — STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE- continued

and option grants was $0.2 million and $0.2 million for the three months ended March 31, 2016 and 2015, respectively. We did not receive any cash from option or warrant exercises during the three months ended March 31, 2016 or 2015. As of March 31, 2016, there was $1.4 million of unrecognized compensation cost related to the time-based restricted stock and stock options that is expected to be recognized as a charge to earnings over the remaining weighted-average vesting period of 1.83 years.

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

The following table presents a reconciliation of net loss from continuing operations to net loss attributable to common shareholders used in the basic and diluted loss per share calculations for the three and three months ended March 31, 2016 and 2015 (amounts in thousands, except for share and per share data):

	Three Months Ended March 31,
	2016	2015
Earnings allocable to common shares:
Numerator - Loss Attributable to Common Shareholders:
Net loss from continuing operations	$(4,767)	$(2,412)
Net income attributable to noncontrolling interest	55	—
Preferred dividends (cash and deemed)	(1,141)	(1,088)
Net loss attributable to common shareholders	$(5,853)	$(3,500)
Denominator - Weighted average shares:
Weighted average common shares outstanding for basic and diluted loss per common share	15,897,938	15,250,673
Basic and Diluted loss per common share:
Net loss attributable to common shareholders per share	$(0.37)	$(0.23)

The following weighted average securities were not included in the computation of diluted net loss per share as their effect would have been anti-dilutive (in thousands):

	Three Months Ended March 31,
	2016	2015
Options to purchase common stock	929	740
Restricted stock	868	1,415
Warrants to purchase common stock	2,000	2,000
Convertible preferred stock	8,200	8,200
Total	11,997	12,355

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 — COMMITMENTS AND CONTINGENCIES

Development Services Agreements

As more fully described in Form 10-K for the year ended December 31, 2015, we entered into a development services agreement (which was amended in April 2014) with Titan, a third party developer, to manage the Gabella project. Under terms of the original development services agreement, Titan was entitled to a (i) pre-development services fee, (ii) a development services fee equal to 3.0% of the total project cost (less an agreed-upon land basis of $3.0 million), and (iii) a post-development services fee. We subsequently entered into an amended development services agreement providing for an additional $0.2 million of predevelopment fees to be paid to Titan). The post development services fee will consist of a profit participation upon sale of the Gabella project ranging from 7% to 10% of the profit, depending on the amount and timing of the project’s completion and sale. Alternatively, not earlier than 15 months following the achievement of 90% occupancy for the project, Titan may elect to cause us to buy out its interest in the project. If Titan makes such an election, the post development services fee will be based on the fair market value of the project at the time of the election. The agreement is in effect until the fifth anniversary of the substantial completion of the project, as defined. If we elect not to proceed with phase 1, 2 or 3 of the project prior to our acceptance of the development authorization notice, the agreement is cancelable by us with 30 day notice to Titan, subject to full payment of (i) the predevelopment services fee for each phase we elect not to develop, (ii) a $0.5 million breakage fee, and (iii) any budgeted and approved costs incurred. We did not pay any predevelopment fees to Titan during the three months ended March 31, 2016 under these arrangements. Titan was paid $45,000 during the three months ended March 31, 2015 under the terms of the agreement.

In connection with Gabella and related projects, we entered into various agreements with the City of Apple Valley and other public entities. In connection with these agreements we expect to receive up to $3.2 million in tax increment financing over an extended period as well as a business subsidy totaling $1.1 million, of which we have received $0.8 million as of March 31, 2016 (as described in Note 7).

Guarantor Recovery

As more fully described in Form 10-K for the year ended December 31, 2015, we have previously received judgments against certain guarantors in connection with their personal guarantees on certain legacy assets. Due to the uncertainty of the nature and extent of the available assets of these guarantors to pay the judgment amounts, we do not record recoveries for any amounts due under such judgments, except to the extent we have received assets without contingencies. In addition, these judgments may be subject to appeal.

We recorded no recovery income during the three months ended March 31, 2016. During the three months ended March 31, 2015, we recorded total recovery income of $0.9 million relating to cash and or other assets received in connection with such enforcement and collection efforts.

We are continuing to investigate and evaluate the assets of these guarantors. However, the nature, amount and availability of such assets are not determinable as of March 31, 2016 and have not been recognized as recovery income in the accompanying condensed consolidated statements of operations. Further recoveries under this and other enforcement and collection efforts will be recognized when realization of the recovery is deemed probable and when all contingencies relating to recovery have been resolved.

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

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 — COMMITMENTS AND CONTINGENCIES- continued

Partnership Claim

In May 2015, Justin Ranch 123 LLLP (“Justin 123”), an Arizona limited liability limited partnership for which a wholly-owned subsidiary of IMH serves as general partner, sold certain real estate assets in an arms-length transaction approved by a court-appointed receiver. During the three months ended March 31, 2016, a limited partner in Justin 123 filed a complaint in United States District Court for Arizona against the Company, certain of our subsidiaries, our CEO in his individual capacity and the court-appointed receiver, alleging that the sale was fraudulent and that the defendants were in violation of their fiduciary duties to the limited partner. The plaintiff is seeking an unspecified amount of consequential damages and losses, rescission of the real estate sale, and removal of the Company’s subsidiary as general partner. Management believes the plaintiff’s claims are without merit and intends to vigorously defend against this claim.

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 — RELATED PARTIES

Notes Payable to Related Parties

As described further in Note 7, the Company has an outstanding not payable to SRE Monarch in the amount of $5.0 million. SRE Monarch is a related party of Seth Singerman, one of the Company’s directors and an affiliate of one of our preferred equity holders. The SRE Note bears interest at a per annum base rate of 16%, and is subject to increase in the event it is not repaid in full on or prior to the maturity date or extended maturity date. During the three months ended March 31, 2016, we incurred interest expense on the SRE Note totaling $0.2 million.

The original maturity date of the SRE Note was April 24, 2015. During 2015 and 2016, the Company entered into a series of amendments to extend the SRE Note’s maturity date to June 21, 2016, with an option to extend the maturity date for one additional 90-day period. The Company paid all accrued interest at the date of each amendment, and paid various extension fees totaling $0.3 million during the year ended December 31, 2015, of which none were paid during the three months ended March 31, 2015 and $0.2 million were paid during the three months ended March 31, 2016,. The extension fees are being amortized over each extension term.

Line of Credit with Related Parties

During the three months ended March 31, 2016, a subsidiary of the Company executed a line of credit agreement with SRE Monarch for a revolving secured line of credit facility (“SRE Revolver”) in an amount not to exceed $4.0 million. The SRE Revolver has an initial advance limit of $2.5 million that may be increased to $4.0 million with 12 days written notice and the payment of a $25,000 fee. Additionally, upon each advance, the Company must pay a $50,000 advance fee. Upon execution of the SRE Revolver agreement, the Company paid a facility fee and other closing fees associated with the loan totaling approximately $0.2 million. All amounts advanced under the SRE Revolver may be prepaid in whole or in part without premium or penalty. SRE Monarch is a related party of Seth Singerman, one of the Company’s directors and an affiliate of one of our preferred equity holders. Subsequent to March 31, 2016, we exercised our initial advance under the SRE Revolver in the amount of $2.5 million and paid related fees totaling $50,000.

Contractual Agreements

Juniper Capital Partners, LLC and Related Entities

During July 2014, the Company entered into a consulting services agreement (the “Consulting Agreement”) with JCP Realty Advisors, LLC (“JCP”), an affiliate of Juniper Capital and one of the Series B Investors, pursuant to which JCP agreed to perform various services for the Company, including, but not limited to, (a) advising the Company with respect to identifying, structuring, and analyzing investment opportunities, and (b) assisting the Company in managing and liquidating assets, including non-performing assets. The initial term of the Consulting Agreement is three years and is automatically renewable for an additional two years unless notice of termination is provided.

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

During the three months ended March 31, 2016 and 2015, we incurred base consulting fees to JCP of $0.2 million for each period, respectively, which is included in professional fees in the accompanying condensed consolidated statement of operations. We paid $0.1 million and $20,000 in legacy fees to JCP for the three months ended March 31, 2016 and 2015, respectively.

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 — RELATED PARTIES- continued

SRE Fee Agreement

As more fully described in Form 10-K for the year ended December 31, 2015, in July 2014, we entered into an agreement with SRE, an affiliate with one of our directors, pursuant to which SRE is entitled to certain fees if we make or enter into loans or investments originated or identified by SRE. The Company made no payments under this fee agreement during the three months ended March 31, 2016 or 2015.

Investment in Lakeside JV

As described further in Note 5, during 2015, the Company syndicated $1.7 million of its equity investment in Lakeside JV to several investors by selling equity interests in LDV Holdings, of which $1.4 million was sold to various related parties, including $1.1 million to one of the Company’s directors and preferred shareholders, $0.2 million to two members of the Company’s board of directors, and $0.1 million to a partner of one of the Company’s outside law firms. The Company incurred legal or other professional fees totaling $0.2 million and $0.1 million to that outside law firm during the three months ended March 31, 2016 and 2015, respectively. The Company had outstanding accounts payable to that law firm totaling $0.4 million and $0.2 million as of March 31, 2016 and December 31, 2015, respectively.

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 — SUBSEQUENT EVENTS

Revolving Line of Credit with SRE Monarch Lending, LLC

Subsequent to March 31, 2016, we exercised our initial advance under the SRE Revolver in the amount of $2.5 million and paid related fees totaling $50,000.

Chief Financial Officer Offer Letter

Subsequent to March 31, 2016, IMH Management Services, LLC, a wholly-owned subsidiary of IMH Financial Corporation (“the Company”), entered into an offer letter with Samuel J. Montes to serve as the Company’s Chief Financial Officer. Mr. Montes will receive an annual base salary of $275,000 and a guaranteed bonus for 2016 of $50,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion should be read in conjunction with our Management’s Discussion and Analysis of Financial Condition and Results of Operations and the audited financial statements and accompanying notes as of and for the year ended December 31, 2015 included in our previously filed Annual Report on Form 10-K (“Form 10-K”), and with the unaudited condensed consolidated financial statements and accompanying notes included in this Quarterly Report on Form 10-Q (“Form 10-Q”).
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
The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance. These beliefs, assumptions and expectations can change, and actual results and events may differ materially, as a result of many possible events or factors, not all of which are known to us or are within our control. These risk factors and uncertainties should be carefully considered by current and potential investors. Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements, and that could negatively affect our business include:

•	that we may continue to record losses;

•	that we may incur increased operating expenses;

•	that a substantial portion of our loan portfolio is comprised of non-performing and distressed assets;

•	that we continue to foreclose on our remaining mortgage loan portfolio;

•	the concentration of credit risk to a particular borrower or borrower group;

•	difficulties in analyzing potential investment opportunities as a result of dislocations in the real estate market;

•	our relative inexperience in managing and developing real estate acquired through foreclosure;

•	our inability to sell our current mortgage loan and REO assets and execute our business and liquidity strategy;

•	our inability to resume our mortgage loan lending activities or implement our investment strategy and grow our business;

•	risks of owning real property obtained through foreclosure or other means;

•	the supply of commercial mortgage loans and the resulting impact on our strategy;

•	litigation;

•	our inability to retain and hire consultants and employees necessary to execute our business strategy;

•	the lack of a secondary market for our loans that impairs our ability to diversify our portfolio;

•	lack of access to public and private capital markets;

•	the inability to control the administration of mortgage loans where we hold only a participation interest;

•	the short-term nature of the loans we originate;

•	risks of holding subordinated loans;

•	lender due diligence risks;

•	recent legislative initiatives;

•	government regulation;

•	failure to maintain our exemption from registration under the Investment Company Act;

•	lender loan covenants that restrict our liquidity;

•	our ability to secure joint venture partners on development projects;

•	risks related to additional borrowings;

•	that our liquidity is subject to a cash management agreement or other controlled accounts;

•	risks relating to bank repurchase agreements;

•	restrictive covenants that are contained in debt agreements;

•	that defaults and foreclosures will continue relating to our assets due to economic and real estate market declines;

•	the risks our borrowers are exposed to that could impair their ability to repay our loans;

•	inability of our commercial borrowers to generate sufficient income from their operating properties to repay our loans;

•	declines in value of our real estate collateral arising from inaccurate estimates of value due to management or appraisal errors or subsequent events;

•	failure of our underwriting standards;

•	that the guarantors of our mortgage loans will have insufficient assets or resources to support their guarantees;

•	a decline in the fair value of our assets;

•	uncertainty relating to assets valued at fair value;

•	reductions in income resulting from our borrowers’ refinancing their loans at lower interest rates;

•	the adverse effects on our business of increasing interest rates;

•	competition;

•	the inability of our borrowers to complete construction or development of the projects securing our loans;

•	cost-overruns and non-completion of renovation of properties underlying rehabilitation loans we make;

•	our inability to manage through the on-going slow recovery of the real estate industry;

•	geographic concentration in our loan portfolio;

•	protection of our rights as a secured lender;

•	exposure to liability under lender liability laws;

•	inadequate insurance coverage on the REO properties we acquire;

•	hazardous substances on the REO properties we acquire;

•	our inability to utilize our tax net operating losses;

•	continued decline in economic conditions;

•	reliance on key personnel;

•	conflicts of interest relating to existing contractual agreements;

•	additional expense for compensation of broker-dealers to eliminate contingent claims;

•	complex accounting rules;

•	our failure to maintain adequate internal controls;

•	our ability to change our business, leverage and financing strategies without stockholder consent;

•	use of liquidity to pay required preferred dividends;

•	covenants relating to the issuance of preferred stock that restrict our ability to take certain actions;

•	restrictions on the payment of dividends to common stockholders;

•	dilution resulting from future issuances of debt and equity securities;

•	provisions in our certificate of incorporation, bylaws and Delaware law that could impede or delay an acquisition of the Company; and

•	other factors listed in Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Through our traditional credit analysis coupled with real estate valuation techniques used by developers, we have invested in real estate assets with a carrying value of $159.6 million as of March 31, 2016, comprised of commercial real estate mortgage loans with a carrying value of $3.5 million and owned property with a carrying value of $156.1 million, the majority of which was acquired through foreclosure of related legacy mortgage loans. Our owned property consists of operating properties, REO held for development, REO held for sale and other REO assets. Our mortgage loans and REO held for sale are being marketed for disposition within the next twelve months. During the three months ended March 31, 2016, we sold two REO assets (or portions thereof) for $1.6 million, net of selling costs, which resulted in a net gain of approximately $0.2 million.

As of March 31, 2016, our operating properties consisted of the following:

•	A golf course operation in Bullhead, Arizona which offers golf, spa and food and beverage operations.

•
Two operating hotels located in Sedona, Arizona acquired in mid-2013. One of the hotels is an 89-room resort hotel with an on-site restaurant and spa known as L’Auberge de Sedona (“L’Auberge”). Our other hotel property is Orchards Inn, a 70-room limited-service hotel with a restaurant located adjacent to the hotel. In 2015, the Company began a capital improvement program at these properties. This capital improvement program is expected to be completed in the second quarter of 2016 and cost approximately 10.6 million.

•
A 196-unit multi-family residential leasing development located in Apple Valley, Minnesota. The first 98 units of this project were completed and commenced leasing in the fourth quarter of 2015 and the second 98 units were completed and commenced leasing in the first quarter of 2016.

In addition to managing its operating properties and engaging in on-going real estate development activities, management continues to aggressively pursue enforcement action against current and former borrowers through foreclosure and recovery of other guarantor assets, although the Company recorded no recovery income during the three months ended March 31, 2016.

During the three months ended March 31, 2016, we repaid a $5.4 million note payable to a bank upon collection of the mortgage receivable that served as collateral for that loan.

Recent Challenges

The Company continues to face a number of challenges impacting its financial performance including, but not limited to, the following:

1.
The Company has been unable to fully fund its operations, including interest expense and preferred dividend obligations, out of income from ongoing operations, and as such, is dependent on borrowings and sales of legacy loans and real estate assets to generate sufficient cash to sustain operations; and

2.
Certain loan guarantee agreements contain a minimum liquidity covenant which has the effect of restricting the Company’s use of its cash to fund operations, engage in new development activities or acquire additional assets, thereby negatively impacting our operating results. During the period ended March 31, 2016, our liquidity balance fell below the required threshold with respect to one such loan guarantee agreement and we were in non-compliance of this covenant.

Key Operational Aspects

•	Our total assets were $178.3 million as of March 31, 2016 compared to $185.8 million as of December 31, 2015.

•	Our top line revenue decreased by $2.7 million to $6.9 million for the three months ended March 31, 2016 from the corresponding period in 2015.

•
We recorded gains from the disposal of assets of $0.2 million during the three months ended March 31, 2016, compared to losses on disposal of assets totaling $42,000 for the three months ended March 31, 2015.

•	Our net losses for the three months ended March 31, 2016 were $4.8 million compared to net losses of $2.4 million for the three months ended March 31, 2015.

•	Our net loss attributable to common shareholders for the three months ended March 31, 2016 was $5.9 million, compared to $3.5 million for the three months ended March 31, 2015.

•	Basic and diluted net loss per common share for the three months ended March 31, 2016 was $0.37, compared to $0.23 for the three months ended March 31, 2015.

Results of Operations for the Three Months Ended March 31, 2016 Compared to the Three Months Ended March 31, 2015

Revenues (dollars in thousands)
	Three Months Ended March 31,
	2016	2015	$ Change	% Change
Operating Property Revenue	$6,571	$7,184	$(613)	(8.5)%
Investment and Other Income	94	1,850	(1,756)	(94.9)%
Mortgage Loan Income, Net	217	498	(281)	(56.4)%
Total Revenue	$6,882	$9,532	$(2,650)	(27.8)%

Operating Property Revenue. During the three months ended March 31, 2016, operating property revenue was $6.6 million as compared to $7.2 million for the three months ended March 31, 2015, a decrease of $0.6 million, or 8.5%. The decrease in operating property revenue for the three month period is primarily attributed to lower occupancy rates at the Company’s two operating hotels due to the temporary reduction in the number of available hotel rooms as a result of the on-going renovations at those properties during the quarter. This lower occupancy rate was partially offset by higher room rates achieved during the quarter. The hotels recognized occupancy of 65.2% and an average daily rate (ADR) of $329 during the three months ended March 31, 2016, as compared to 77.4% occupancy and $296 ADR for the same period in 2015.

Investment and Other Income. Investment and other income during the three months ended March 31, 2016 consisted primarily of land rental income. For the three months ended March 31, 2016, investment and other income was $0.1 million compared to $1.9 million for the three months ended March 31, 2015, a decrease of $1.8 million, or 94.9%. The investment and other income for the three months ended March 31, 2015 was attributable primarily to fees earned in connection with a limited guarantee provided by the Company relating to a previous preferred equity investment that we made and disposed of in 2013. During the first quarter of 2015, we received a $1.3 million settlement payment when the borrower secured a replacement guarantor on the senior loan. The $1.8 million decrease from 2015 to 2016 was attributable to the cessation of the limited guarantee quarterly payments in the first quarter of 2015.

Mortgage Loan Income, Net. During the three months ended March 31, 2016, mortgage loan income was $0.2 million as compared to $0.5 million for the three months ended March 31, 2015, a decrease of $0.3 million, or 56.4%. The $0.3 million decrease in mortgage loan income was attributable to a decrease in the balance of our outstanding loan portfolio due to loan sales we made during 2015, coupled with a lower average income-earning portion of our loan portfolio in 2016 resulting from loan payoffs.

Costs and Expenses (dollars in thousands)

	Three Months Ended March 31,
	2016	2015	$ Change	% Change
Operating Property Direct Expenses (exclusive of Interest and Depreciation)	$5,619	$5,644	$(25)	(0.4)%
Expenses for Non-Operating Real Estate Owned	158	289	(131)	(45.3)%
Professional Fees	961	1,246	(285)	(22.9)%
General and Administrative Expenses	1,915	2,194	(279)	(12.7)%
Interest Expense	2,056	2,814	(758)	(26.9)%
Depreciation and Amortization Expense	1,042	631	411	65.1%
Loss (Gain) on Disposal of Assets, Net	(248)	42	(290)	(690.5)%
Loss of Unconsolidated Subsidiaries	144	—	144	100.0%
Recovery of Credit Losses, Net	—	(916)	916	100.0%
Total Costs and Expenses	$11,647	$11,944	$(297)	(2.5)%

Operating Property Direct Expenses (exclusive of Interest and Depreciation). Operating Property Direct Expenses (exclusive of Interest and Depreciation) of $5.6 million for the three months ended March 31, 2016 were unchanged from the corresponding period in 2015. Despite the decrease in operating property revenues for the three months ended March 31, 2016, operating property direct expenses remained constant, which is primarily attributed to the additional labor and equipment expenses incurred in connection with the renovations at our two operating hotel properties during the quarter.

Expenses for Non-Operating Real Estate Owned. Such expenses include property taxes, homeowners association (HOA) dues, utilities, and repairs and maintenance, as well as other carrying costs pertaining to non-operating properties. For the three months ended March 31, 2016, expenses for non-operating real estate owned assets were $0.2 million as compared to $0.3 million for the three months ended March 31, 2015, a decrease of $0.1 million, or 45.3%. The decreases are attributable to lower HOA dues, utilities, property taxes, insurance and licensing costs resulting from asset disposals between periods.

Professional Fees. For the three months ended March 31, 2016, professional fees were $1.0 million as compared to $1.2 million for the three months ended March 31, 2015, a decrease of $0.2 million, or 22.9%. The decrease in professional fees for the three months ended March 31, 2016 is primarily attributed to decreases in enforcement costs against guarantors, legal costs, and asset management costs due to a reduced asset portfolio as a result of asset disposals.

General and Administrative Expenses. For the three months ended March 31, 2016, general and administrative expenses were $1.9 million as compared to $2.2 million for the three months ended March 31, 2015, a decrease of $0.3 million, or 12.7%. The decrease in general and administrative expenses for the three months ended March 31, 2016 is primarily attributed to lower compensation expenses as well as decreases in computer software and equipment expenses.

Interest Expense. For the three months ended March 31, 2016, interest expense was $2.1 million as compared to $2.8 million for the three months ended March 31, 2015, a decrease of $0.8 million, or 26.9%. The decrease is attributed primarily to the lower notes payable balances as a result of note payoffs.

Depreciation and Amortization Expense. For the three months ended March 31, 2016, depreciation and amortization expense was $1.0 million as compared to $0.6 million for the three months ended March 31, 2015, an increase of $0.4 million, or 65.1%. The increase is primarily attributed to the commencement of leasing activities of the Gabella project and the related depreciation recorded on that property, as well as depreciation recorded on the assets related to the capital improvement program at our hotels and restaurants in Sedona.

(Gain) Loss on Disposal of Assets, Net. For the three months ended March 31, 2016, gain on the disposal of assets totaled $0.2 million, as compared to a $42,000 loss for the three months ended March 31, 2015. The increase is primarily due to the varied timing, volume and nature of asset sales. For the three months ended March 31, 2016, we sold or otherwise disposed of two REO assets (or portions thereof) for $1.6 million (net of selling costs). During the three months ended March 31, 2015, we sold or otherwise disposed of two mortgage loans and two REO assets (or portions thereof) for $14.2 million (net of selling costs) resulting in a net loss of $42,000.

Recovery of Credit Losses, Net. We did not record any recovery of credit losses for the three months ended March 31, 2016, as compared to recording a $0.9 million recovery for credit losses for the three months ended March 31, 2015, a decrease of $0.9 million. All recorded recoveries in March 31, 2015 related to cash and other asset collections from certain guarantors for which an allowance for credit loss had been previously recorded.

Loss of Unconsolidated Subsidiaries. For the three months ended March 31, 2016, loss of unconsolidated subsidiaries was $0.1 million. This loss was incurred on our Lakeside JV that was formed in the fourth quarter of 2015, and is for normal operational expenses such as taxes and management fees.

Operating Segments

Our operating segments reflect the distinct business activities from which revenues are earned and expenses incurred that are evaluated regularly by our executive management team in assessing performance and in deciding how to allocate resources. As of and for the three months ended March 31, 2016 and 2015, our reportable segments consisted of the following:

Hospitality and Entertainment Operations — Consists of revenues less direct operating expenses, depreciation and amortization relating to our hotel, golf, spa, and food & beverage operations. This segment also reflects the carrying value of such assets and the related financing and operating obligations.

Mortgage and REO – Legacy Portfolio and Other Operations — Consists of the collection, workout and sale of new and legacy loans and REO assets, including the financing of such asset sales, the carrying costs of such assets and other related expenses. This segment also reflects the carrying value of such assets and the related financing and operating obligations.

Commercial and Residential Real Estate Leasing Operations — Consists of rental revenue and tenant recoveries less direct property operating expenses (maintenance and repairs, real estate taxes, management fees, and other operating expenses) and depreciation and amortization from commercial and residential leasing operations. This segment also reflects the carrying value of such assets and the related financing and operating obligations. Historically, this segment consisted solely of our commercial leasing operations, which were sold in the third quarter of 2015. During the fourth quarter of 2015, this segment was redefined and expanded to include residential leasing operations resulting from the Gabella multifamily project which commenced operations during the fourth quarter of 2015.

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

A comparative summary and analysis of the financial results for each of our operating segments during the three months ended March 31, 2016 and 2015 follows:

Hospitality and Entertainment Operations

	For the Three Months Ended March 31,
	2016	% of Consolidated Total	2015	% of Consolidated Total
Total Revenue	$6,342	92.2%	$6,804	71.4%
Expenses:
Operating Property Expenses (exclusive of interest and depreciation)	5,392	96.0%	5,321	94.3%
Total Operating Expenses	5,392		5,321
Net Operating Income	950		1,483
Net Operating Income % of Revenue	15.0%		21.8%
Other Expenses:
Interest Expense	1,048	51.0%	988	35.1%
Depreciation and Amortization Expense	794	76.2%	578	91.6%
Other Expenses	1,842		1,566
Total Expenses	7,234	61.8%	6,887	57.7%
Net Loss	$(892)	18.5%	$(83)	3.4%

For the three months ended March 31, 2016 and 2015, the hospitality and entertainment operations segment revenues were $6.3 million and $6.8 million, respectively. The decline in revenue for the three months ended March 31, 2016 was primarily due to lower occupancy rates at the hotels coupled with reduced restaurant revenues due to the renovations at the hotels and restaurants during the first quarter of 2016. For the three months ended March 31, 2016 the hotels recognized lower occupancy of 65.2% and a higher average daily rate (ADR) of $329, as compared to 77.4% occupancy and $296 ADR for the same period in 2015.

For the three months ended March 31, 2016, the golf course operation revenues saw an overall decrease of 8.7%, attributable to a 10.3% decrease in golf and related revenue per round ($70.53 and $77.24 for the three months ended March 31, 2016 and 2015, respectively), and a 1.7% decrease in total rounds played (12,052 and 12,263 for the three months ended March 31, 2016 and

2015, respectively). The three month decrease in golf and related revenue per round is primarily attributed to a decrease in rounds played due to several weeks of unfavorable weather conditions during the first quarter of 2016.

The increase in hospitality and entertainment operations revenues as a percentage of total consolidated revenues for the three months ended March 31, 2016 as compared to the same period for 2015 is attributable to a lack of other income-producing assets and our continued efforts to sell assets and loans in our legacy portfolio. Until we are able to generate liquidity to fully implement our investment strategy, hospitality and entertainment operations segment revenue is expected to be the primary source of top-line revenue.

During the three months ended March 31, 2016 and 2015, the hospitality and entertainment operations segment constituted the majority of total operating property direct expenses. Net operating income for the segment as a percentage of related revenue totaled 15.0% and 21.8% for the three months ended March 31, 2016 and 2015, respectively. The decrease in net operating income percentages for the three months ended March 31, 2016 as compared to the same period in 2015 is primarily attributed to increased labor and equipment costs incurred in connection with the renovation projects at the hotels.

After interest expense, and depreciation and amortization, the hospitality and entertainment operations segment contributed pretax losses of $0.9 million and $0.1 million for the three months ended March 31, 2016 and 2015, respectively.

Mortgage and REO – Legacy Portfolio and Other Operations

	For the Three Months Ended March 31,
	2016	% of Consolidated Total	2015	% of Consolidated Total
Total Revenue	$259	3.8%	$2,306	24.2%
Expenses:
Expenses for Non-Operating Real Estate Owned	158	100.0%	288	99.7%
Professional Fees	489	50.9%	813	65.2%
General and Administrative Expenses	29	1.5%	43	2.0%
Other Expenses:
Interest Expense	232	11.3%	588	20.9%
Loss (Gain) on Disposal of Assets, Net	(248)	100.0%	42	100.0%
Recovery of Credit Losses, Net	—	—%	(907)	99.0%
Loss of Unconsolidated Subsidiaries	144	100%	—	—%
Total Expenses	804	6.9%	867	7.3%
Net (Loss) Income	(545)	11.3%	1,439	(59.7)%
Net Loss Attributable to Noncontrolling Interests	55	100.0%	—	—%
Net (Loss) Income Attributable to Common Shareholders	$(490)	8.3%	$1,439	(41.1)%

During the three months ended March 31, 2016 and 2015, the Mortgage and REO - Legacy Portfolio and Other Operations segment contributed 3.8% and 24.2% of total consolidated revenues, respectively. The decrease in Mortgage and REO - Legacy Portfolio and Other Operations revenue during the three months ended March 31, 2016, as compared to the same period in 2015, resulted from the receipt of $1.8 million in guarantee fees and a related settlement in the first quarter of 2015 in connection with a limited guarantee provided by the Company a previous preferred equity investment (which guarantee was released in 2015), as well as an overall decrease in our loan and REO portfolio due to payoffs of certain mortgage loans, resulting in lower interest income.

During the three months ended March 31, 2016 and 2015, the expenses in our Mortgage and REO - Legacy Portfolio and Other Operations segment contributed to total consolidated expenses by $0.8 million and $0.9 million, respectively. The decrease in net expenses for the three months ended March 31, 2016 was primarily due to (i) reduced expenses for non-operating real estate owned due to sales of certain legacy assets, (ii) a reduction in professional fees due to a decrease in enforcement costs against guarantors, legal costs, and asset management costs due to a reduced asset portfolio, and (iii) a decrease in interest expense due to a reduction in our mortgage loan portfolio as a result of sales and payoffs, offset by recorded gains on sales of assets during the first quarter of 2016. Also, the segment recognized recoveries of $0.9 million during the three months ended March 31, 2015, and none in the corresponding period in 2016.

The Mortgage and REO - Legacy Portfolio and Other Operations segment provided a net loss of $0.5 million for the three months ended March 31, 2016 and net income of $1.4 million for the three months ended March 31, 2015. The change was due primarily to recoveries of credit losses recognized in 2015 and none in 2016.

See “Note 3 – Mortgage Investments, Loan Participations and Loan Sales” in the accompanying condensed consolidated financial statements and Item 2. - “Lending Activities, and Loan Borrower Attributes” for additional information regarding our loan portfolio.

Commercial and Residential Real Estate Leasing Operations

	For the Three Months Ended March 31,
	2016	% of Consolidated Total	2015	% of Consolidated Total
Total Revenue	$258	3.7%	$422	4.4%
Expenses:
Operating Property Expenses (exclusive of interest and depreciation)	227	4.0%	323	5.7%
Total Operating Expenses	227		323
Net Operating Income	31		99
Net Operating Income % of Revenue	12.0%		23.5%
Other Expenses (Income):
Interest Expense	176	8.6%	—	—%
Depreciation and Amortization Expense	199	19.1%	—	—%
Recovery of Credit Losses, Net	—	—%	(9)	1.0%
Other Expenses (Income)	375		(9)
Total Expenses	602	5.1%	314	2.6%
Net Income (Loss)	$(344)	7.1%	$108	(4.5)%

During the three months ended March 31, 2016 and 2015, the Commercial and Residential Real Estate Leasing Operations segment contributed 3.7% and 4.4% of total consolidated revenues, respectively. The declining contribution to revenue is due to the sale of our commercial office building during the third quarter of 2015. Revenues for the three months ended March 31, 2016 consisted of leasing operations at our recently completed Gabella multifamily project which was approximately 60.2% leased and 48.5% occupied as of March 31, 2016.

Similarly, during the three months ended March 31, 2016 and 2015, the Commercial and Residential Real Estate Leasing Operations segment constituted relatively small percentages of total operating property direct expenses. Net operating income for the segment as a percentage of related revenue totaled 12.0% and 23.5% for the three months ended March 31, 2016 and 2015, respectively. The decrease is due to the early lease-up status at Gabella during the three months ended March 31, 2016 compared to the fully operational commercial leasing activities during the three months ended March 31, 2015.

After interest expense, depreciation and amortization, and recoveries of credit losses, the Commercial and Residential Real Estate Leasing Operations segment contributed a loss of $0.3 million and income of $0.1 million to the total consolidated net losses for the three months ended March 31, 2016 and 2015, respectively. The reduction to the bottom line was attributed primarily to the loss of income attributed to the sale of our commercial office building in the third quarter of 2015 coupled with the additional expenses incurred in connection with the lease-up of Gabella.

Corporate and Other

	For the Three Months Ended March 31,
	2016	% of Consolidated Total	2015	% of Consolidated Total
Total Revenue	$23	0.3%	$—	—%
Expenses:
Expenses for Non-Operating Real Estate Owned	—	—%	1	0.3%
Professional Fees	472	49.1%	433	34.8%
General and Administrative Expenses	1,886	95.6%	2,151	98.0%
Interest Expense	600	29.2%	1,238	44.0%
Depreciation and Amortization Expense	49	4.7%	53	8.4%
Provision for Income Taxes	2	100.0%	—	—%
Total Expenses	3,009	25.7%	3,876	32.5%
Net Loss	(2,986)	61.9%	(3,876)	160.7%
Cash Dividend on Redeemable Convertible Preferred Stock	(534)	100.0%	(528)	100.0%
Deemed Dividend on Redeemable Convertible Preferred Stock	(607)	100.0%	(560)	100.0%
Net Loss Attributable to Common Shareholders	$(4,127)	69.8%	$(4,964)	141.8%

Other than occasional, non-recurring miscellaneous revenue, the Corporate and Other segment does not generate any material revenues for the Company.

During the three months ended March 31, 2016 and 2015, the expenses in the Corporate and Other segment were $3.0 million and $3.9 million, respectively, or 25.7% and 32.5% of the Company’s consolidated expenses. The decline in expenses for these periods is primarily attributable to (i) a decrease in interest expense due to the reduction of our outstanding notes payable balance; and (ii) reduced general and administrative costs due to reductions in compensation expenses as well as decreases in computer software and equipment expenses.

As a result of the above, for the three months ended March 31, 2016 and 2015, the Corporate and Other segment contributed losses of $3.0 million and $3.9 million to the Company’s consolidated net loss, respectively.

Lending Activities, and Loan and Borrower Attributes

Lending Activities

As of March 31, 2016, our loan portfolio consisted of four first mortgage loans with an aggregate carrying value of $3.5 million. In comparison, as of December 31, 2015, our loan portfolio consisted of six first mortgage loans with an aggregate carrying value of $11.1 million. We did not originate or sell any loans during the three months ended March 31, 2016 and received principal payoffs totaling $7.6 million during the period. During the three months ended March 31, 2015, we originated no new loans, foreclosed on two loans in default with a carrying value of $0.9 million and sold two loans with a carrying value of $13.7 million for a loss of $0.1 million. As of March 31, 2016 and December 31, 2015, the valuation allowance represented 78.2% and 53.6%, respectively, of the total outstanding loan principal and interest balances.

Geographic Diversification

As of March 31, 2016, the collateral for our portfolio loans was located in California, Arizona and New Mexico. As of March 31, 2016, 90.0% of our portfolio loan collateral was located in Arizona. As of December 31, 2015, 96.9% of our portfolio loan collateral was located in Arizona and California. Until we resume meaningful lending activities, our ability to diversify the geographic aspect of our loan portfolio remains significantly limited and we expect little change in our loan portfolio profile in future periods until such time. The change year over year in the geographic diversification of our loans is primarily attributed to our foreclosure activities and the transfer of loans to REO assets.

See “Note 3 – Mortgage Investments, Loan Participations and Loan Sales” in the accompanying condensed consolidated financial statements and Item 2. - “Selected Financial Data” for additional information regarding the geographic diversification of our loan portfolio.

Interest Rate Information

Our loan portfolio includes loans that carry variable and fixed interest rates. All variable interest rate loans are indexed to the Prime Rate with interest rate floors. At March 31, 2016 and December 31, 2015, the Prime Rate was 3.50% per annum.

At March 31, 2016, two of our four loans were performing and had an aggregate principal balance of $3.4 million and a weighted average contractual annual interest rate of 8.3%. At December 31, 2015, four of our six loans were performing and had an aggregate principal balance of $11.1 million and a weighted average annual interest rate of 10.5%. For additional discussion regarding the impact of pro forma increases or decreases in the Prime Rate, see “Quantitative and Qualitative Disclosures about Market Risk” located elsewhere in this Form 10-Q.

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

As of March 31, 2016, the original projected end-use of the collateral under our loans was comprised of 78.2% residential, 19.6% mixed-use and the balance for commercial. As of December 31, 2015, the original projected end-use of the collateral under our loans was comprised of 65.9% residential, 31.4% mixed-use and the balance for commercial.

See “Note 3 – Mortgage Investments, Loan Participations and Loan Sales” in the accompanying condensed consolidated financial statements and, Item 2. - “Selected Financial Data” for additional information regarding the classification of our loan portfolio.

Changes in the Portfolio Profile — Scheduled Maturities

As of March 31, 2016, the outstanding principal and interest balance of mortgage loans, net of the valuation allowance, have scheduled principal paydowns or maturities within the next several years as follows:

Quarter	Outstanding Balance	Percent	#
Matured	$12,682	78.2%	2
Q4 2017	3,173	19.6%	1
Thereafter	353	2.2%	1
Total Principal and Interest	16,208	100.0%	4
Less: Valuation Allowance	(12,682)
Net Carrying Value	$3,526

The entire balance of matured loans as of March 31, 2016, matured during the year ended December 31, 2008 and has been fully reserved.

See “Note 3 – Mortgage Investments, Loan Participations and Loan Sales” in the accompanying condensed consolidated financial statements and, Item 2. - “Selected Financial Data” for additional information regarding loan modifications.

Operating Properties and Real Estate Held for Development or Sale

At March 31, 2016, we held total operating properties and REO assets of $156.1 million, of which $3.7 million were held for development, $7.9 million were held for sale, $120.7 million were held as operating properties and $23.8 million were classified as other real estate owned. At December 31, 2015, we held total operating properties and REO assets of $152.9 million, of which $3.7 million were held for development, $5.3 million were held for sale, $116.2 million were held as operating properties and $27.7 million were classified as other real estate owned. These properties are located in Minnesota, California, Arizona, New Mexico, and Texas.

During the three months ended March 31, 2016, we sold two REO assets (or portions thereof) for $1.6 million (net of selling costs), resulting in a total net gain of $0.2 million. During the three months ended March 31, 2015, we sold two REO assets (or portions thereof) for $0.5 million (net of selling costs), for a net gain of $80,000.

Commencing in the second quarter of 2015, the Company undertook a capital improvement program at its hotel properties and restaurants located in Sedona, Arizona. The initial budget contemplated total expenditures of $6.3 million. The Company subsequently decided to increase the scope of this capital improvement program and budgeted an additional $4.3 million. During the three months ended March 31, 2016, we incurred $3.8 million in capital improvement costs for this project and expect that this project will be completed by the end of the second quarter of 2016. Due to the seasonality of our hospitality operations, we do not expect the on-going renovations to have a material impact on our occupancy and related revenues during the second quarter of 2016.

During the fourth quarter of 2015, we transferred portions of certain REO assets previously held for development into operating properties as Phase I of our Gabella project began leasing operations. Phase II of Gabella commenced leasing operations in March 2016. During the three months ended March 31, 2016, we incurred development costs for Gabella totaling $1.7 million.

During the three months ended March 31, 2016, we transferred certain assets from other REO to REO held for sale, which met the held for sale criteria under GAAP. Other REO includes those assets which are generally available for sale but, for a variety of reasons, are not currently being marketed for sale as of the reporting date, or those which are not expected to be disposed of within 12 months. Aside from these reclassifications, there were no material changes with respect to REO classifications or planned development during the three months ended March 31, 2016, other than as a result of REO asset sales and capitalized development costs.

In the fourth quarter of 2015, the Company, through a consolidated subsidiary, Lakeside DV Holdings, LLC (“LDV Holdings”), entered into a joint venture with a third party developer, Park City Development, LLC (“PCD”) for the purpose of acquiring, holding and developing certain real property located in Park City, Utah (“Lakeside JV”). The intent is to sell townhome, single family residential and hotel lots. Under the Lakeside JV limited liability company agreement, the Company agreed to contribute up to $4.2 million for a 90% interest in Lakeside JV, while PCD agreed to contribute up to $0.5 million for a 10% interest. PCD’s principal has provided a limited guaranty to the Company for performance in the case of certain defaults by PCD.

As of March 31, 2016, the Company had contributed $3.6 million to Lakeside JV and is required to contribute an additional $0.6 million over the life of the development project, per the project’s initial operating budget. During the quarter ended March 31, 2016, the Company provided no financial or other support to Lakeside JV that was not contractually required. Equity balances are subject to a 12% preferred return, compounded quarterly. Once the preferred return is distributed, a combination of pro rata distributions and additional distributions to PCD are made until PCD and the Company each receive a 26% internal rate of return. Thereafter, 50% of the balance is distributed pro rata to each party and 50% is paid to PCD.

Costs related to the development or improvements of the Company’s real estate assets are generally capitalized and costs relating to holding the assets are generally charged to expense. Cash outlays for capitalized development costs totaled $5.4 million during the three months ended March 31, 2016. In addition, costs and expenses related to operating, holding and maintaining such properties (including property taxes), which are expensed and included in property taxes and other operating expenses for REO assets in the accompanying condensed consolidated statement of operations, totaled $5.8 million for the three months ended March 31, 2016 and $5.9 million for the three months ended March 31, 2015. We intend to continue the process of disposing of a significant portion of our existing assets, individually or in bulk, which may result in the reclassification of a greater portion of our REO assets as held for sale.

See “Note 4 – Operating Properties and Real Estate Held for Development or Sale” in the accompanying condensed consolidated financial statements for additional information.

Important Relationships Between Capital Resources and Results of Operations

Summary of Existing Loans in Default

At March 31, 2016, two of the four loans held in our loan portfolio were in default and fully reserved. We are exercising enforcement action which could lead to foreclosure or other disposition with respect to those loans. However, the completion and/or timing of any enforcement action with respect to these loans is dependent on several factors, including, but not limited to, applicable state statutes, potential bankruptcy filings by the borrowers, and the nature and extent of existing liens against such real estate collateral.

See “Note 3 – Mortgage Investments, Loan Participations and Loan Sales” in the accompanying condensed consolidated financial statements and, Item 2. - “Selected Financial Data” for additional information regarding loans in default.

Valuation Allowance and Fair Value Measurement of Loans and Real Estate Held for Sale

A discussion of our valuation allowance, fair value measurement and summaries of the procedures performed in connection with our fair value analysis as of March 31, 2016, is presented in Note 6 of the accompanying condensed consolidated financial statements.

Based on the results of our evaluation and analysis, we did not record a provision for credit losses on our loan portfolio during the three months ended March 31, 2016. We recorded net recoveries of credit losses of $0.9 million during the three months ended March 31, 2015, relating to the collection of cash and other assets from guarantors on certain legacy loans. We did not record any impairment charges for real estate owned during the three months ended March 31, 2016 and 2015.

As of March 31, 2016 and December 31, 2015, the valuation allowance totaled $12.7 million and $12.9 million, respectively, representing 78.2% and 53.6%, respectively, of the total outstanding loan principal and accrued interest balances.

Leverage to Enhance Yields

We have not historically employed a significant amount of leverage to enhance our investment yield although we may employ such leverage in the future if deemed appropriate.

Current and Anticipated Borrowings and Activity

During 2015, the Company, through various of its subsidiaries, entered into a series of loan agreements, promissory notes and related agreements with Calmwater Capital 3, LLC (“Calmwater”) for three loans in the aggregate principal amount of $78.8 million for the purposes of refinancing 1) the Company’s $36.0 million senior secured loan with NWRA Ventures I, LLC (“NW Capital”) and 2) the Company’s $24.8 million note payable from a bank, as well as to provide working capital for certain development activities and operational costs. The Company used $4.0 million of the Calmwater loan proceeds to fund a portion of its $11.5 million equity commitment for the construction of Gabella and $2.0 million to complete the capital improvement program at the Company’s hotel properties and restaurants located in Sedona, Arizona which commenced in the second quarter of 2015 and is expected to be completed in the second quarter of 2016. The balance of the loan proceeds were used for working capital, reserves and certain fees.

The general terms of the respective Calmwater loans are as follows:

•
A $50.0 million non-recourse loan secured by first liens on the Company’s two operating hotel properties and restaurants located in Sedona, Arizona (“the Sedona Loan”). The Sedona Loan requires interest only payments which began on March 1, 2015 and bears annual interest at a base equal to the sum of: (i) the greater of (A) 0.50% per annum or (B) LIBOR (as defined) plus (ii) 6.75% per annum. In connection with this loan, the Company entered into an interest rate cap agreement for the initial two-year term of the loan with a LIBOR-based strike rate, which the Company elected to expense upon execution. The Sedona Loan has a maturity date of February 1, 2018. The Company has an option to extend the maturity date for two consecutive 12-month periods, provided that 1) there are no outstanding events of default, 2) the Company obtains an extended interest rate cap agreement and 3) the Company complies with the other applicable terms set forth in the loan agreement including the payment of an extension fee of $0.5 million. The Sedona Loan is subject to a non-recourse carve-out guaranty by the Company which also includes a guarantee of completion of certain capital improvements at the Company’s hotel properties.

The Sedona Loan contains customary affirmative and negative covenants, including, but not limited to: (i) a $5.0 million liquidity balance during 2016; (ii) a minimum net worth of the Company of no less than $50.0 million; and (iii) DSCR and minimum NOI requirements measured on a trailing 12 month basis. During the three months ended March 31, 2016, the hotels did not meet these DSCR and NOI requirements during the quarterly measurement period, for which the lender provided a one-time forbearance through June 30, 2016. There is no assurance that the hotels will meet the DSCR and/or NOI requirements in future quarterly reporting periods. In the event that they do not meet such requirements, we would seek a supplemental forbearance from the lender, although there is no assurance that such a forbearance would be granted. For purposes of the minimum net worth requirement, the lender has agreed that the carrying value of our redeemable convertible preferred stock is considered a component of shareholder’s equity. The Sedona Loan also requires the Company to fund customary annual interest, tax, insurance, and furniture, fixtures and equipment reserve accounts, each of which are pledged as additional collateral for the Sedona Loan. Additional reserves were required in connection with the capital improvement program that commenced during the second quarter of 2015. The Sedona Loan also contains customary events of default, the occurrence of which could result in the acceleration of the obligations under the loan and, under certain circumstances, the application of a default interest rate during the existence of an event of default at a rate equal to 5.0% in excess of the note rate. The Company is permitted to make optional prepayments at any time, subject to a .50% prepayment premium if paid prior to February 1, 2017, and other conditions set forth in the loan agreement. Thereafter, the Company may prepay the Sedona Loan in full or in part without prepayment premium costs.

•
A $24.4 million non-recourse loan secured by a) first liens on certain operating and non-operating real estate assets owned by affiliates of the Company, b) pledges by certain Company affiliates of their interests in certain mortgage loan documents evidencing payment obligations owed to such affiliates and c) the Company’s membership interest in IMH Gabella. The loan required interest only payments beginning on March 1, 2015 and bore annual interest at a base equal to the sum of: (i) the greater of (A) 0.50% per annum or (B) LIBOR (as defined) plus (ii) 8.5% per annum. The loan had a maturity date of February 1, 2017 and was repaid in full during the fourth quarter of 2015.

•
A $4.4 million non-recourse loan secured by a) first liens on certain operating and non-operating real estate assets owned by affiliates of the Company and b) pledges by certain Company affiliates of their interests in certain mortgage loan documents evidencing payment obligations owed to such affiliates. The loan required interest only payments beginning on March 1, 2015 and bore annual interest at a base equal to the sum of: (i) the greater of (A) 0.50% per annum or (B) LIBOR (as defined) plus (ii) 8.5% per annum. The loan had a maturity date of February 1, 2017 and was repaid in full during the fourth quarter of 2015.

Exchange Notes

Under the terms of a class action settlement, we conducted an offering of our five-year, 4%, unsecured notes in exchange for common stock held by participating shareholders (“Exchange Offering”). The Exchange Offering was completed in April 2014 and we issued Exchange Offering notes (“EO Notes”) with an aggregate face value of $10.2 million, which were recorded by the Company at fair value. The estimated fair value of the EO Notes was $6.4 million based on an imputed effective yield of such notes of 14.6% (as compared to the note rate of 4%) resulting in an original debt discount of the EO Notes of $3.8 million, with a balance of $2.6 million and $2.8 million as of March 31, 2016 and December 31, 2015, respectively. This discount amount is being amortized as an adjustment to interest expense using the effective interest method over the term of the EO Notes. The amortized discount added to the principal balance of the EO Notes during the three months ended March 31, 2016 totaled $0.2 million. Interest is payable quarterly in arrears each January, April, July and October. The EO Notes mature on April 28, 2019, and may be prepaid in whole or in part without penalty at the option of the Company. However, subject to certain minimum cash and profitability conditions, the terms of the EO Notes may require a 50% prepayment on April 29, 2018.

Construction Loan

In October 2014, the Company secured a construction loan in connection with the Gabella development in the amount of $24.0 million pursuant to a Construction Loan Agreement entered into between Bank of the Ozarks (“Ozarks”) and IMH Gabella (the “Construction Loan”). The Company has made draws totaling $18.5 million on the Construction Loan as of March 31, 2016. The Construction Loan is secured by a first lien mortgage on the project, as well as certain adjacent parcels that are planned for future development, improvements thereon, and an assignment of rents and revenues. As of March 31, 2016 and December 31, 2015, the total carrying value of the land and improvements totaled $29.3 million and $27.8 million, respectively. Unless there is an event of default, the Construction Loan bears annual interest at the greater of (i) three-month LIBOR plus 375 basis points, or (ii) 4.25%. The loan matures October 20, 2017, provided, however, that the initial term may be extended for two additional one-year terms subject to the satisfaction of certain conditions, including the payment of an extension fee equal to 0.25% of the then outstanding principal balance of the Construction Loan. Interest only payments on any outstanding principal commenced on November 1, 2014 and monthly payments of principal and interest will commence on the earlier of (i) November 1, 2016 and (ii) the first month following stabilization (as defined in the loan agreement). The Construction Loan is subject to certain financial covenants, one of which is a requirement that the Company maintain a minimum net worth of $50.0 million throughout the term of the loan.

The Construction Loan is also subject to a completion and repayment carve-out guarantee by the Company and requires the Company to maintain a minimum liquidity balance of $7.5 million throughout the term of the loan. During the three months ended March 31, 2016, we fell below the $7.5 million liquidity requirement, resulting in a non-compliance event under the terms of our guaranty. The lender has, to-date, not taken any enforcement action with respect to this non-compliance event. While we restored our unrestricted cash balance to above $7.5 million subsequent to March 31, 2016, there is no assurance that we will be able to maintain adequate cash and cash equivalents to be available to meet this liquidity requirement or that the lender will not elect to exercise its non-compliance event rights under the loan.

In the event of prepayment of the Construction Loan within two years from the initial funding date, the Company would have to pay a prepayment penalty equal to two years of interest less non-default interest paid through the prepayment date. Thereafter, the Construction Loan may be prepaid without penalty.

Other Notes Payable Activity

In connection with the Gabella project, we entered into, among other agreements, a business subsidy agreement and related loan agreement dated March 29, 2013, as amended on July 10, 2014, with the EDA. Under the terms of the business subsidy agreement, the EDA agreed to advance to us up to $1.1 million as a loan. As of March 31, 2016 and December 31, 2015, the total amount advanced to us under the EDA loan agreement was $0.8 million. In no event was the EDA loan to exceed the amount received from Dakota County, Minnesota for the statutory penalty and interest on special assessment taxes which were assessed in the tax years 2007 through 2011. The special assessment taxes and related statutory penalties and interest have been fully repaid as of December 31, 2015. The EDA loan bears interest at the rate of 6.0% per annum which accrues until the loan is satisfied or paid in full. The Company met its performance obligation to complete the Gabella project prior to April 30, 2016, and once certain other conditions are satisfied, the EDA is expected to forgive the loan in its entirety. Construction of the project was completed in March 2016 and we have received a temporary certificate of occupancy, and we believe we will meet the other requirements of the business subsidy agreement that will result in forgiveness of the loan in the second quarter of 2016. If we do not meet certain specified development goals, the loan and all accrued unpaid interest must be repaid on or before December 31, 2017. In addition, under the business subsidy agreement, we are not allowed to sell, transfer or otherwise convey all or part of the property for a period of five years following completion without the prior written consent of EDA.

During the fourth quarter of 2015, a wholly-owned subsidiary of the Company borrowed $5.4 million pursuant to a non-revolving credit facility with the Banc of California, National Association (the “BOC Facility”). The BOC Facility was secured by a $7.2 million mortgage receivable and bore interest at a per annum rate equal to the greater of (i) the prime rate as published by The Wall Street Journal (the “WSJ Prime Rate”) plus 1.25%, or (ii) 4.5%. During the three months ended March 31, 2016, we repaid the balance of the BOC Facility upon collection of the mortgage receivable that served as collateral for that loan.
In addition, during the fourth quarter of 2015, we acquired approximately 6,317 acres of real estate located in New Mexico. The purchase price was $6.8 million, of which $5.9 million was seller financed. The seller note bears interest at the WSJ Prime Rate as of December 31, 2015 (recalculated annually) plus 2.00% for the first two years, and the WSJ Prime Rate plus 3.00% thereafter. Interest only payments are due on December 31 of each year with the principal balance and any accrued unpaid interest due at maturity on December 31, 2019.
Special Assessment Obligations
As of March 31, 2016 and December 31, 2015, obligations arising from our allocated share of certain community facilities district special revenue bonds and special assessments had a carrying value of $4.1 million. These obligations are described below.

One of the special assessment obligations had an outstanding balance of $3.2 million as of March 31, 2016 and December 31, 2015, and has an amortization period that extends through April 30, 2030, with an annual interest rate ranging from 5% to 6%. This special assessment obligation is secured by certain real estate held for sale consisting of 171 acres of unentitled land located in Buckeye, Arizona which had a carrying value of $5.3 million at March 31, 2016.

The other special assessment obligations are comprised of a series of special assessments that collectively had an outstanding balance of $0.9 million as of March 31, 2016 and December 31, 2015. These special assessment obligations have amortization periods that extend through 2022, with annual interest rates ranging from 6% to 7.5%. These special assessment obligations are secured by certain real estate held for development consisting of 7 acres of unentitled land located in Dakota County, Minnesota, which land has a carrying value of approximately $3.7 million at March 31, 2016. We did not make any principal repayments on these special assessment obligations during the three months ended March 31, 2016.

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

Note Payable to Related Party

In December 2014, the Company borrowed $5.0 million from SRE Monarch Lending, LLC (“SRE Monarch”) pursuant to an unsecured non-revolving credit facility (“SRE Note”). The Company used the loan proceeds to make a scheduled payment under the Company’s then-senior loan. SRE Monarch is a related party of Seth Singerman, one of the Company’s directors and an affiliate of one of our preferred equity holders. The SRE Note bears interest at a per annum base rate of 16%, and is subject to increase in the event it is not repaid in full on or prior to the or extended maturity date.

The SRE Note was originally scheduled to mature on the 91st day after full repayment of the Company’s then-senior loan. During 2015 and 2016, the Company entered into a series of amendments to extend the SRE Note’s maturity date to June 21, 2016, with an option to extend the maturity date for one additional 90-day period. The Company paid all accrued interest at the date of each amendment and paid various extension fees totaling $0.3 million in 2015 and $0.2 million during the three months ended March 31, 2016, which fees have been or are being amortized over the loan term.

Revolving Line of Credit with SRE Monarch Lending, LLC

During the three months ended March 31, 2016, a subsidiary of the Company executed a line of credit agreement with SRE Monarch for a revolving secured line of credit facility (“SRE Revolver”) in an amount not to exceed $4.0 million. The SRE Revolver bears interest at a per annum base rate of 5% and has a term that expires on the earliest to occur of 1) three months (which may be extended for an additional three months subject to the payment of a $50,000 extension fee), 2) the sale of the land serving as collateral under the SRE Revolver, or 3) the sale of Gabella. The SRE Revolver is secured by certain land owned by a subsidiary of the Company with a carrying value of $5.3 million. The SRE Revolver has an initial advance limit of $2.5 million that may be increased to $4.0 million with 12 days written notice and the payment of a $25,000 fee. Additionally, upon each advance, the Company must pay a $50,000 advance fee. Upon execution of the SRE Revolver agreement, the Company paid a facility fee and other closing fees associated with the loan totaling approximately $0.2 million. All amounts advanced under the SRE Revolver may be prepaid in whole or in part without premium or penalty. SRE Monarch is a related party of Seth Singerman, one of the Company’s directors and an affiliate of one of our preferred equity holders. Subsequent to March 31, 2016, we exercised our initial advance in the amount of $2.5 million. As a result of the advance, we paid fees totaling $50,000 which are being amortized to interest expense using the effective interest method over the term of the line of credit.

In the event of a sale of the land serving as collateral under the SRE Revolver prior to March 31, 2017 ("Facility Exit Date"), we are obligated to pay SRE Monarch an amount equal to five percent (5%) of the net sale proceeds. In the event that no sale of the collateral has occurred or is expected to occur prior to the Facility Exit Date, we are obligated to pay SRE Monarch an amount equal to five percent (5%) of the presumed net sales proceeds based on an appraised value of the collateral.

Off-Balance Sheet Arrangements
General
We have equity interests in several off-balance sheet limited liability companies and limited partnerships recorded under the equity method as described in Note 5 of the accompanying consolidated financial statements. Most of the limited liability companies and partnerships in which we have an interest are involved in the ownership and/or development of real estate. Wherever possible, the limited liability company or limited partnership will fund capital requirements or operational needs with cash from operations or financing proceeds. If additional capital is deemed necessary, the limited liability company or limited partnership may request a contribution from the members or partners, as appropriate, and we will evaluate such request. Except as previously discussed, based on the nature of the activities conducted in these ventures, we cannot estimate with any degree of accuracy amounts that we may be required to fund in the short or long-term. However, we do not believe that additional funding of these limited liability companies or limited partnerships will have a material adverse effect on our financial condition or results of operations.

Debt
As of March 31, 2016 and December 31, 2015, certain of our unconsolidated limited liability companies and partnerships had outstanding indebtedness to third parties which are generally mortgage loans, all of which are non-recourse to us.
In certain instances, we provide “non-recourse carve-out guarantees” on certain non-recourse loans to certain subsidiaries. Certain of these loans have variable interest rates, which creates exposure in the form of market risk due to interest rate changes. As of March 31, 2016, we have provided guarantees for the following debt:

•
In October 2014, the Company entered into certain limited carve-out, completion and repayment guaranty agreements in connection with the Construction Loan between IMH Gabella and Ozarks. Pursuant to these guaranty agreements, the Company is responsible in the event of default, up to $12.0 million, which will be reduced to $6.0 million in the event that the Gabella project has stabilized rent for six months. Since the Company believes that the current fair value of the Gabella project exceeds the note amount due under the Construction Loan, the Company believes that it has no outstanding risk on these guarantees as of March 31, 2016.

•
In January 2015, the Company entered into a limited guaranty agreement in connection with the $50.0 million loan secured by our hotel and restaurants in Sedona, Arizona pursuant to which the Company is responsible in the event of default up to the entire loan amount of $50.0 million, as well as all required insurance and tax reserves. Since the current fair value of the property, which is secured by the lien, exceeds the note amount due under this loan, the Company believes that it has no outstanding risk on the guaranty as of March 31, 2016.

•
In October 2015, the Company entered into a limited guaranty agreement on the BOC Facility pursuant to which the Company is responsible in the event of default up to $5.4 million. The BOC Facility was repaid in full in the first quarter of 2016 and the Company’s guaranty was terminated.

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

Under the terms of our Gabella construction loan, the Company is required to maintain a minimum liquidity balance of $7.5 million. During the three months ended March 31, 2016, our unrestricted cash balance fell below this threshold, resulting in a non-compliance event under the terms of our guaranty. While the lender has, to date, not taken any enforcement action with respect to this non-compliance event, our failure to meet the minimum liquidity covenant in our guaranty, among other things, (i) entitles the lender to declare the entire construction loan outstanding principal and interest immediately due and payable and require that all cash receipts of the property be remitted to an account subject to the control and release by the lender; (ii) constitutes a default under other loan obligations and our Certificate of Designation; and (iii) may cause other third parties to terminate their business relationships with us, any one of which would have a materially adverse effect on our operations and financial conditions. While we restored our unrestricted cash balance to above $7.5 million subsequent to March 31, 2016, there is no assurance that we will be able to maintain adequate cash and cash equivalents to be available to meet this liquidity requirement or that the lender will not elect to exercise its non-compliance event rights under the loan. The Construction Loan also requires a minimum net worth of the Company of no less than $50.0 million.  For purposes of this requirement, the lender has agreed that the carrying value of our redeemable convertible preferred stock is considered a component of shareholders’ equity.

The lender under our loan secured by our hotel assets requires a $5.0 million liquidity balance by the Company effective as of January 1, 2016. That loan also requires us to meet certain DSCR and minimum NOI requirements. During the three months ended March 31, 2016, the hotels did not meet these DSCR and NOI requirements during the quarterly measurement period, for which the lender provided a one-time forbearance through June 30, 2016. There is no assurance that the hotels will meet the DSCR and/or NOI requirements in future quarterly reporting periods.  In the event that they do not meet such requirements, we would seek a supplemental forbearance from the lender, although there is no assurance that such a forbearance would be granted.

Until we generate additional liquidity from the disposition of our assets or operations from our operating properties, we will likely need to seek additional short-term debt or alternative financing to fund our operations.

At March 31, 2016, we had cash and cash equivalents of $5.7 million and restricted cash and cash equivalents of $2.5 million, as well as loans held for sale totaling $3.5 million and REO held for sale of $7.9 million. The proceeds from these items, coupled with revenues generated from our operating properties, and proceeds from the issuance of debt, comprise our primary sources of liquidity and we believe they are sufficient to cover our liquidity needs over the next twelve months. However, there is no assurance that we will be successful in selling existing real estate assets in a timely manner or in obtaining additional financing, if needed, to sufficiently fund future operations or to implement our investment strategy.
Our requirements for and sources of liquidity and capital resources are described in more detail in our Annual Report on Form 10-K for the year ended December 31, 2015. There have been no material changes to our requirements for liquidity as of and for the three months ended March 31, 2016.
Cash Flows
Cash Used In Operating Activities
Cash used in operating activities was $1.4 million for the three months ended March 31, 2016 compared to $0.8 million for the three months ended March 31, 2015. Cash flows from operating activities includes cash generated from operating property revenues, investment and other income, and mortgage income from our loan portfolio, offset by amounts paid for operating property expenses, property taxes and other operating costs for REO assets, professional fees, consulting fees, general and administrative expenses and other expenses, non-cash recoveries, dividend payments and interest incurred on our notes payable.
Cash Provided By Investing Activities
Net cash provided by investing activities was $4.1 million for the three months ended March 31, 2016 compared to $8.9 million for the three months ended March 31, 2015. Primary sources of cash from investing activities during the first quarter of 2016 included $1.6 million from sales of REO assets and $7.6 million from the payoffs of mortgage loans, offset by $5.4 million in investments in real estate properties owned. Net cash provided by investing activities in the first quarter of 2015 was primarily due to proceeds from mortgage loan sales of $13.7 million and proceeds from asset sales and recoveries of $0.5 million, partially offset by capital costs paid for REO assets of $5.3 million.
Cash Provided by (Used in) Financing Activities
Net cash used in financing activities was $4.6 million for the three months ended March 31, 2016 compared to $4.2 million in cash provided by financing activities for the three months ended March 31, 2015. During the three months ended March 31, 2016, we drew construction financing proceeds of $1.6 million, repaid notes payable totaling $5.4 million, paid debt issuance costs of $0.3 million, and paid preferred dividends of $0.5 million. During the three months ended March 31, 2015, we generated $78.8 million from the issuance of notes payable which was partially offset by an increase in restricted cash of $9.8 million, the repayment of notes payable of $61.5 million and debt issue costs paid of $2.7 million.
Critical Accounting Policies
Our critical accounting policies are disclosed in our previously filed Annual Report on Form 10-K for the fiscal year ended December 31, 2015.  As of March 31, 2016, there have been no significant changes in our critical accounting policies from December 31, 2015, except as disclosed in Note 2 of the unaudited condensed consolidated financial statements included in this Form 10-Q.
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

Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2016. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of these disclosure controls and procedures were effective as of March 31, 2016.

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) and 15d-15(f) under the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Also, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2016, utilizing the 2013 framework established in Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on their assessment, we determined that the Company’s internal control over financial reporting was effective as of March 31, 2016.

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

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Item 1A, “Risk Factors,” in our previously filed Form 10-K for the year ended December 31, 2015, which could materially affect our business, financial condition or results of operations. The risks described in our Form 10-K are not the only risks we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

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

3.2	Third Amended and Restated Bylaws of IMH Financial Corporation (filed as Exhibit 3.2 to Current Report on Form 8-K filed on July 29, 2014 and incorporated by reference).

10.51	Resignation of Lisa Jack as Chief Financial Officer, dated March 14, 2016 (filed on Form 8-K filed on March 18, 2016 incorporated by reference).

10.52
Fifth Amendment to Loan Agreement between IMH Financial Corporation, a Delaware corporation and SRE Monarch Lending, LLC, a Delaware limited liability company, dated March 23, 2016 (filed as Exhibit 10.1 to Current Report on Form 8-K filed on March 29, 2016 incorporated by reference).

10.53
Loan Agreement between Buena Yuma LLC, a subsidiary of IMH Financial Corporation, and SRE Monarch Lending, LLC, a Delaware limited liability company, dated March 23, 2016 (filed as Exhibit 10.2 to Current Report on Form 8-K filed on March 29, 2016 incorporated by reference).

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

10.58	Offer Letter between IMH Management Services, LLC and Samuel J. Montes dated April 13, 2016 (filed as Exhibit 10.1 to Current Report on Form 8-K filed on April 19, 2016 incorporated by reference).

31.1	Certification of Chief Executive Officer of IMH Financial Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer of IMH Financial Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and the Chief Financial Officer of IMH Financial Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	May 12, 2016	IMH FINANCIAL CORPORATION

		By:	/s/ Samuel J. Montes
Samuel J. Montes
Chief Financial Officer

KNOW ALL MEN BY THESE PRESENTS, that Lawrence D. Bain, whose signature appears below constitutes and appoints Samuel J. Montes his true and lawful attorney-in-fact and agent, for such person in any and all capacities, to sign any amendments to this report and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or substitute or substitutes, may do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Lawrence D. Bain	Chief Executive Officer and Chairman of the Board	May 12, 2016
Lawrence D. Bain	(Principal Executive Officer)

/s/ Samuel J. Montes	Chief Financial Officer (Principal Financial Officer	May 12, 2016
Samuel J. Montes	and Principal Accounting Officer)