Form 10-Q
period 2016-06-30
IMH Financial Corp
filed 2016-08-11
CIK 1397403

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2016
or
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑︎ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑︎ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑︎
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑︎
The registrant had 728,259 shares of Common Stock, 3,491,758 shares of Class B-1 Common Stock, 3,492,954 shares of Class B-2 Common Stock, 7,159,759 shares of Class B-3 Common Stock, 313,790 shares of Class B-4 Common Stock, 735,801 shares of Class C Common Stock, 2,604,852 shares of Series B-1 Preferred Stock and 5,595,148 shares of Series B-2 Preferred Stock, all of which were collectively convertible into 24,122,321 outstanding common shares as of August 11, 2016.

IMH FINANCIAL CORPORATION

2

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.
IMH FINANCIAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30, 2016	December 31, 2015
Assets	(Unaudited)
Cash and Cash Equivalents	$9,541	$7,603
Restricted Cash and Cash Equivalents	2,107	3,541
Mortgage Loans Held for Sale, Net	362	11,147
Real Estate Held for Sale	50,460	5,346
Real Estate Held for Development	—	3,664
Operating Properties, Net	89,688	116,156
Other Real Estate Owned	15,577	27,701
Other Receivables	2,053	1,889
Investment in Unconsolidated Entities	6,483	6,537
Other Assets	1,682	1,773
Property and Equipment, Net	379	459
Total Assets	$178,332	$185,816
Liabilities
Accounts Payable and Accrued Expenses	$8,367	$8,846
Accrued Property Taxes	199	287
Dividends Payable	534	539
Accrued Interest Payable	785	654
Customer Deposits and Funds Held for Others	3,063	2,385
Notes Payable, Net	63,012	85,014
Notes Payable and Special Assessment Obligations, Assets Held for Sale, Net	25,297	—
Notes Payable to Related Party, Net	7,356	4,969
Capital Lease Obligation	1,164	1,175
Special Assessment Obligations, Net	—	4,134
Total Liabilities	109,777	108,003
Redeemable Convertible Preferred Stock, $.01 par value; 100,000,000 shares authorized; 8,200,000 outstanding; liquidation preference of $39,570	30,865	29,638

Commitments and Contingencies

Stockholders’ Equity
Common stock, $.01 par value; 200,000,000 shares authorized; 17,552,139 and 17,166,997 shares issued at June 30, 2016 and December 31, 2015, respectively; 15,922,321 and 15,537,179 shares outstanding at June 30, 2016 and December 31, 2015, respectively	176	172
Less: Treasury stock, 1,629,818 shares at June 30, 2016 and December 31, 2015	(5,948)	(5,948)
Paid-in Capital	720,891	722,764
Accumulated Deficit	(680,397)	(671,178)
Total IMH Financial Corporation Stockholders' Equity	34,722	45,810
Noncontrolling Interests	2,968	2,365
Total Stockholders' Equity	37,690	48,175

Total Liabilities and Stockholders’ Equity	$178,332	$185,816

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMH FINANCIAL CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue:
Operating Property Revenue	$9,021	$8,894	$15,592	$16,078
Investment and Other Income	77	304	171	2,154
Mortgage Loan Income, Net	96	175	313	673
Total Revenue	9,194	9,373	16,076	18,905
Operating Expenses:
Operating Property Direct Expenses (Exclusive of Interest and Depreciation)	6,724	6,573	12,343	12,217
Expenses for Non-Operating Real Estate Owned	133	325	291	613
Professional Fees	1,262	1,045	2,223	2,291
General and Administrative Expenses	1,947	2,547	3,862	4,740
Interest Expense	2,304	2,417	4,360	5,231
Depreciation and Amortization Expense	1,197	651	2,239	1,282
Total Operating Expenses	13,567	13,558	25,318	26,374
Recovery of Credit Losses, (Gain) Loss on Disposal of Assets, Impairment of Real Estate Owned and Loss of Unconsolidated Subsidiaries
(Gain) Loss on Disposal of Assets, Net	226	239	(22)	282
Recovery of Credit Losses, Net	(120)	(9,745)	(120)	(10,660)
Impairment of Real Estate Owned	—	140	—	140
Loss of Unconsolidated Subsidiaries	46	—	190	—
Total Recovery of Credit Losses, (Gain) Loss on Disposal of Assets, Impairment of Real Estate Owned and Loss of Unconsolidated Subsidiaries	152	(9,366)	48	(10,238)
Total Costs and Expenses	13,719	4,192	25,366	16,136
Income (Loss) before Income Taxes	(4,525)	5,181	(9,290)	2,769
Provision for Income Taxes	—	—	2	—
Net Income (Loss)	(4,525)	5,181	(9,292)	2,769
Net (Income) Loss Attributable to Noncontrolling Interests	18	(586)	73	(586)
Cash Dividend on Redeemable Convertible Preferred Stock	(533)	(533)	(1,067)	(1,061)
Deemed Dividend on Redeemable Convertible Preferred Stock	(620)	(571)	(1,227)	(1,131)
Net Income (Loss) Attributable to Common Shareholders	$(5,660)	$3,491	$(11,513)	$(9)
Net Income (Loss) per common share
Basic	$(0.36)	$0.23	$(0.72)	$—
Diluted	$(0.36)	$0.13	$(0.72)	$—
Basic Weighted Average Common Shares Outstanding	15,922,321	15,279,062	15,910,197	15,264,946
Dilutive Effect of Common Share Equivalents	—	12,411,209	—	—
Diluted Weighted Average Common Shares Outstanding	15,922,321	27,690,271	15,910,197	15,264,946

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMH FINANCIAL CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Six Months Ended June 30, 2016
(In thousands, except share data)

	Common Stock		Treasury Stock			Accumulated Deficit	Total IMH Financial Corporation Stockholders' Equity	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Paid-in Capital
Balance, December 31, 2015	17,166,997	$172	1,629,818	$(5,948)	$722,764	$(671,178)	$45,810	$2,365	$48,175
Net Loss	—	—	—	—	—	(9,219)	(9,219)	(73)	(9,292)
Increase in Noncontrolling Interest due to Profit Participation	—	—	—	—	—	—	—	676	676
Cash Dividends on Redeemable Convertible Preferred Stock	—	—	—	—	(1,067)	—	(1,067)	—	(1,067)
Deemed Dividends on Redeemable Convertible Preferred Stock	—	—	—	—	(1,227)	—	(1,227)	—	(1,227)
Stock-Based Compensation	385,142	4	—	—	421	—	425	—	425
Balance, June 30, 2016	17,552,139	$176	1,629,818	$(5,948)	$720,891	$(680,397)	$34,722	$2,968	$37,690

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMH FINANCIAL CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended June 30,
	2016	2015
OPERATING ACTIVITIES
Net Income (Loss)	$(9,292)	$2,769
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Non-cash Investment in Unconsolidated Entities	—	(3,064)
Equity in Net Loss of Unconsolidated Ventures	190	—
Non-cash Recovery of Real Estate Owned	—	(6,824)
Other Non-cash Recovery of Credit Losses	—	(501)
Impairment of Real Estate Owned	—	140
Stock-Based Compensation and Option Amortization	425	357
Loss (Gain) on Disposal of Assets	(22)	282
Amortization of Deferred Financing Costs	749	923
Depreciation and Amortization Expense	2,239	1,282
Accretion of Mortgage Income	—	(138)
Accretion of Discount on Notes Payable	345	297
Increase (decrease) in cash resulting from changes in:
Accrued Interest Receivable	5	(344)
Other Receivables	(164)	(458)
Other Assets	(116)	416
Accrued Property Taxes	(88)	(262)
Accounts Payable and Accrued Expenses	489	4,561
Customer Deposits and Funds Held For Others	678	900
Accrued Interest Payable	131	(911)
Decrease in Restricted Cash	918	—
Total adjustments, net	5,779	(3,344)
Net cash used in operating activities	(3,513)	(575)
INVESTING ACTIVITIES
Proceeds from Sales of Mortgage Loans	3,044	13,674
Proceeds from Sale/Recovery of Real Estate Owned	3,292	11,592
Proceeds from Mortgage Payoffs	7,632	—
Purchases of Property and Equipment	(18)	(34)
Mortgage Loan Fundings and Protective Advances	—	(289)
Mortgage Loan Repayments	—	183
Investment in Unconsolidated Entities	(135)	—
Investment in Real Estate Owned	(8,250)	(16,196)
Decrease in Restricted Cash	516	—
Net cash provided by investing activities	6,081	8,930
FINANCING ACTIVITIES
Proceeds from Notes Payable	6,574	82,373
Debt Issuance Costs Paid	(504)	(2,960)
Increase in Restricted Cash	—	(17,082)
Repayments of Notes Payable	(5,616)	(61,721)
Repayments of Capital Leases	(11)	(13)
Dividends Paid	(1,073)	(1,061)
Net cash used in financing activities	(630)	(464)
NET INCREASE IN CASH AND CASH EQUIVALENTS	1,938	7,891

	Six Months Ended June 30,
	2016	2015
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	7,603	1,915
CASH AND CASH EQUIVALENTS, END OF PERIOD	$9,541	$9,806
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$1,891	$4,196
Real Estate Acquired Through Guarantor Settlement	$—	$6,824
Capital Expenditures in Accounts Payable and Accrued Expenses	$2,916	$3,153
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

In the last few years, we acquired certain operating properties through deed-in-lieu of foreclosure which have contributed significantly to our operating revenues and expenses. Our operating properties currently consist of two operating hotels and restaurants located in Sedona, Arizona, a golf course and restaurant operation located in Bullhead City, Arizona, and a multi-family housing campus in Apple Valley, Minnesota, which commenced leasing operations in the fourth quarter of 2015. A commercial office building located in Stafford, Texas, which also contributed to operating property revenues and expenses during 2015, was sold in the third quarter of 2015. Due to our limited lending and investment activities since 2008 and our declining loan portfolio, these operating properties currently contribute the majority of our operating revenue.

Basis of Presentation

The accompanying unaudited, condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for a complete set of financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the results for the periods presented have been made. Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2016. These condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended December 31, 2015.

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

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1- BUSINESS, BASIS OF PRESENTATION AND LIQUIDITY- continued

Liquidity

As of June 30, 2016, our accumulated deficit aggregated $680.4 million primarily as a result of previous impairment charges recorded relating to the decrease in the fair value of our mortgage assets and real estate owned (“REO”) assets, as well as on-going net operating losses resulting from the lack of income-producing assets, the high cost of our previous debt financing and a debt restructuring which resulted in significant debt termination charges. Beginning in 2008, we experienced significant defaults and foreclosures in our mortgage loan portfolio due primarily to the erosion of the U.S. and global real estate and credit markets during those periods. As a result, since that time we have been focused on enforcing our rights under our loan documents, working to repossess the collateral properties underlying those loans for purposes of disposing of or developing such assets, and pursuing recovery from guarantors under such loans.

Our liquidity plan has included obtaining additional financing, selling mortgage loans, and selling the majority of our legacy real estate assets. We secured various financings between 2011 and 2015 which, along with proceeds from asset sales, have been our primary sources of working capital.

During the fourth quarter of 2015, a wholly-owned subsidiary of the Company borrowed $5.4 million pursuant to a non-revolving credit facility with the Banc of California, National Association (the “BOC Facility”), which was repaid during the six months ended June 30, 2016 upon collection of the mortgage receivable that served as collateral for that loan. During the six months ended June 30, 2016, we also secured a revolving line of credit (“SRE Revolver”) for up to $4.0 million and obtained an initial advance on the SRE Revolver in the amount of $2.5 million. The SRE Revolver is secured by certain REO assets and guaranteed by the Company and has a maturity date in September 2016. At June 30, 2016, we had cash and cash equivalents of $9.5 million and restricted cash of approximately $2.1 million.

As of June 30, 2016, our mortgage loan portfolio with an aggregate carrying value of $0.4 million and REO assets with a carrying value of $50.5 million were held for sale. We continue to evaluate potential disposition strategies for our other real estate owned and certain operating properties. During the six months ended June 30, 2016, we collected mortgage payments totaling $7.6 million and sold certain mortgage loans and REO assets that generated approximately $6.3 million in cash.

In 2014, IMH Gabella, LLC (“IMH Gabella”), a subsidiary of the Company, secured a construction loan in connection with the development of a multi-family project in Apple Valley, Minnesota. Funding under this loan commenced during the second quarter of 2015. The construction loan is subject to a completion and repayment carve-out guarantee by the Company and requires the Company to maintain a minimum liquidity balance of $7.5 million. During March 2016 and again subsequent to June 30, 2016, we fell below the $7.5 million liquidity threshold resulting in a non-compliance event under the terms of the guarantor agreement relating to the construction loan, which resulted further in a non-compliance event under the terms of our Certificate of Designation of Series B-1 Cumulative Convertible Preferred Stock and Series B-2 Cumulative Convertible Preferred Stock (“Certificate of Designation”). While the lender has not taken any enforcement action regarding this non-compliance event, and we have obtained a waiver from our preferred shareholders for this non-compliance event under the Certificate of Designation, the non-compliance event could have a material adverse effect on our business, results of operations and financial position. We also are subject to a $5.0 million minimum liquidity balance for the calendar year 2016 in connection with a loan secured by our Sedona hospitality assets. The lender requires the hotel operations to meet certain debt service coverage ratio (“DSCR”) and minimum 12-month rolling net operating income (“NOI”) requirements measured on a quarterly basis. During the first quarter of 2016, the hotel operations did not meet these DSCR and NOI requirements during the quarterly measurement period, for which the lender provided a one-time forbearance. While the hotel operations met the DSCR and NOI requirements during the second quarterly reporting period, there is no assurance that the hotel operations will meet the DSCR and/or NOI requirements in future quarterly reporting periods.  In the event that they do not meet such requirements, we would seek a supplemental forbearance from the lender, although there is no assurance that such a forbearance would be granted.

While we have been successful in securing financing through June 30, 2016 to provide adequate funding for working capital purposes and have generated liquidity through asset sales and mortgage receivable collections, there is no assurance that we will be successful in selling our remaining loan and REO assets in a timely manner or in obtaining additional or replacement financing, if needed, to sufficiently fund future operations, repay existing debt, or to implement our investment strategy. Our failure to generate sustainable earning assets, and successfully liquidate a sufficient number of our loans and REO assets, may have a material adverse effect on our business, results of operations and financial position.

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of consolidated revenues and expenses during the reporting period. Certain accounting policies involve judgments and uncertainties to such an extent that there is reasonable likelihood that materially different amounts could have been reported under different conditions, or if different assumptions had been used. The Company evaluates its estimates and assumptions on a regular basis. The Company uses historical experience and various other assumptions that are believed to be reasonable under the circumstances to form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may materially differ from these estimates and assumptions used in preparation of the condensed consolidated financial statements.

Comprehensive Income

Comprehensive income includes items that impact changes in shareholders’ equity but are not recorded in earnings. The Company did not have any such items during the three and six months ended June 30, 2016 and 2015. Accordingly, comprehensive income (loss) is equal to net income (loss) for those periods.

Restricted Cash

At June 30, 2016 and December 31, 2015, restricted cash and cash equivalents were comprised of the following:

	June 30, 2016	December 31, 2015
Senior lender controlled accounts	$1,962	$3,036
Escrows and other restricted accounts	145	505
Total restricted cash and cash equivalents	$2,107	$3,541

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

Reclassifications

Certain reclassifications have been made to 2015 amounts to conform to the current year presentation. See “Note 8 – Segment Information” in the accompanying condensed consolidated financial statements for additional information regarding these reclassifications.

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
In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 introduces an explicit requirement for management to assess and provide certain disclosures if there is

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES- continued

substantial doubt about an entity’s ability to continue as a going concern. ASU 2014-15 is effective for the annual period ending after December 15, 2016. The Company does not expect the adoption of ASU 2014-15 to have a material impact on the Company’s operating results, or financial position or disclosures.
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
In March 2016, the FASB issued ASU 2016-07, Investments-Equity Method and Joint Ventures. This update eliminates the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. Therefore, upon qualifying for the equity method of accounting, no retroactive adjustment of the investment is required. The amendments in this update are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. We are currently evaluating the impact of the adoption of ASU 2016-07 on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation Improvements to Employee Share-Based Payment Accounting. The amendments in this topic are intended to simplify several aspects of the accounting for share-based payment award transactions and are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods, with early adoption permitted. We are currently evaluating the impact of the adoption of ASU 2016-09 on our consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses. The ASU requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. Organizations will continue to use judgment to determine which loss estimation method is appropriate for their circumstances. Additionally, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. For public companies, this update will be effective for interim and annual periods beginning after December 15, 2019. We have not yet determined the impact the adoption of ASU 2016-13 will have on our consolidated financial statements.

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 — MORTGAGE INVESTMENTS AND LOAN SALES

Lending Activities

The Company did not originate any loans during the six months ended June 30, 2016 or 2015. During the six months ended June 30, 2016, the Company collected mortgage loan payoffs for two loans and sold one loan.

A roll-forward of loan activity for the six months ended June 30, 2016 is as follows (in thousands):

	Principal Outstanding	Interest Receivable	Valuation Allowance	Carrying Value
Balance, December 31, 2015	$23,592	$447	$(12,892)	$11,147
Additions:
Accrued interest revenue	—	249	—	249
Reductions:
Mortgage loan payoffs	(7,843)	(114)	210	(7,747)
Sale of mortgage loans	(3,148)	(139)	—	(3,287)
Balance, June 30, 2016	$12,601	$443	$(12,682)	$362

As of June 30, 2016, the Company had three loans outstanding with an average principal and interest balance of $4.3 million, as compared to $3.9 million for six loans at December 31, 2015. Of the three outstanding loans at June 30, 2016, one of the loans was performing with an outstanding principal and interest balance of $0.3 million and an interest rate of 11.0%. Of the six outstanding loans at December 31, 2015, there were four performing loans with an average outstanding principal and interest balance of $2.8 million and a weighted average interest rate of 10.5%. As of June 30, 2016 and December 31, 2015, the valuation allowance represented 97.2% and 53.6%, respectively, of the total outstanding loan principal and interest balances. The majority of the valuation allowance at June 30, 2016 and December 31, 2015 relates to two legacy loans which have been fully reserved and have a zero carrying value.

Loan Sales

During the six months ended June 30, 2016, the Company sold one loan with a carrying value of $3.1 million for a net loss of $0.1 million. During the three months ended June 30, 2015, we sold two loans with a carrying value of $13.7 million for a net loss of $0.1 million.

Scheduled Loan Maturities

The outstanding principal and interest balance of mortgage investments, net of the valuation allowance, as of June 30, 2016, have scheduled maturity dates within the next several quarters as follows (in thousands):

Quarter	Outstanding Balance	Percent	#
Matured	$12,682	97.2%	2
Thereafter	362	2.8%	1
Total Principal and Interest	13,044	100.0%	3
Less: Valuation Allowance	(12,682)
Net Carrying Value	$362

From time to time, the Company may extend a mortgage loan’s maturity date in the normal course of business. In this regard, the Company has modified certain loans, extending maturity dates in some cases by two or more years, and the Company may modify additional loans in the future in an effort to preserve collateral. Accordingly, repayment dates of the loans may vary from their currently scheduled maturity date. If the maturity date of a loan is not extended, the loans are classified and reported as matured and in default.

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 — MORTGAGE INVESTMENTS AND LOAN SALES- continued

During the six months ended June 30, 2016, we collected mortgage loan payoffs totaling $7.6 million. This amount represented the negotiated payoffs of two of our performing loans at a collective discount of $0.2 million. The discounted payoffs on these loans did not represent troubled debt restructuring because the loans were fully performing and the Company initiated the discounted payoffs in order to generate liquidity. We recorded an adjustment as of December 31, 2015 to provide for this discount.

Given the non-performing status of our legacy loans, we do not expect to receive any loan payoffs on loans that are past their respective maturity dates. We may find it necessary to foreclose, modify, extend, make protective advances or sell such loans in order to protect collateral, maximize return or generate additional liquidity.

Summary of Loans in Default

The Company’s portfolio loan defaults were attributed to, among other reasons, loan balances that exceeded the fair value of the underlying collateral and the absence of takeout financing in the marketplace. The two loans that were in default and in non-accrual status at December 31, 2015, remained in default status as of June 30, 2016 with an aggregate principal balance of $12.3 million and an aggregate interest balance of $0.4 million, both of which have been fully reserved. The completion and/or timing of foreclosure on the Company’s remaining portfolio loans is dependent on several factors, including, but not limited to, applicable state statutes, potential bankruptcy filings by the borrowers, the nature and extent of other liens secured by the underlying real estate.

No interest income was recognized on any non-accrual loans on a cash or accrual basis during the periods ended June 30, 2016 or 2015. Borrower concentrations, geographic concentrations of our loan portfolio, related loan classifications and end-user categories have not materially changed since December 31, 2015, except as a result of loan payoffs.

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 — OPERATING PROPERTIES AND REAL ESTATE HELD FOR DEVELOPMENT OR SALE

Operating properties and REO assets consist primarily of properties acquired as a result of foreclosure or purchase and were initially recorded at the lower of cost or fair value, less estimated costs to sell the property. Our fair value assessment procedures are more fully described in Note 6. At June 30, 2016, we held total operating properties and REO assets of $155.7 million, of which $50.5 million were held for sale, $89.7 million were held as operating properties, and $15.6 million were classified as other real estate owned. At December 31, 2015, we held total operating properties and REO assets of $152.9 million, of which $3.7 million were held for development, $5.3 million were held for sale, $116.2 million were held as operating properties, and $27.7 million were classified as other real estate owned.

A summary of operating properties and REO assets owned as of June 30, 2016 and December 31, 2015, respectively, by method of acquisition, is as follows (dollars in thousands):

	Acquired Through Foreclosure and/or Guarantor Settlement		Acquired Through Purchase and Costs Incurred		Accumulated Depreciation		Total
	2016	2015	2016	2015	2016	2015	2016	2015
Operating Properties, net	$83,652	$87,965	$13,331	$34,746	$(7,295)	$(6,555)	$89,688	$116,156
Real Estate Held for Sale	21,729	4,919	30,034	427	(1,303)	—	50,460	5,346
Real Estate Held for Development	—	3,661	—	3	—	—	—	3,664
Other Real Estate Owned	2,102	13,626	13,475	14,075	—	—	15,577	27,701
Total	$107,483	$110,171	$56,840	$49,251	$(8,598)	$(6,555)	$155,725	$152,867

A roll-forward of REO activity from December 31, 2015 to June 30, 2016 is as follows (dollars in thousands):

	Operating Properties	# of Projects	Held for Development	# of Projects	Held for Sale	# of Projects	Other Real Estate Owned	# of Projects	Total Net Carrying Value
Balance, December 31, 2015	$116,156	4	$3,664	2	$5,346	8	$27,701	14	$152,867
Additions:
Capital cost additions	7,829	—	45	—	—	—	87	—	7,961
Reductions:
Cost of properties sold	—	—	—		(2,825)	(4)	(137)	(1)	(2,962)
Depreciation and amortization	(2,141)	—	—	—	—	—	—	—	(2,141)
Transfers, net	(32,156)	(2)	(3,709)	(2)	47,939	10	(12,074)	(6)	—
Balance, June 30, 2016	$89,688	2	$—	—	$50,460	14	$15,577	7	$155,725

During the six months ended June 30, 2016, we sold five REO assets (or portions thereof) for $3.3 million (net of selling costs), resulting in a total net gain of less than $0.1 million. During the six months ended June 30, 2015, we sold seventeen REO assets (or portions thereof) for $11.6 million (net of selling costs), resulting in a net loss of $0.2 million.

During the six months ended June 30, 2016, we reclassified certain REO assets from operating properties, REO held for development and Other REO to REO held for sale due to management’s decision to dispose of such assets and efforts taken to achieve such disposal. In addition, certain liabilities associated with the REO assets were reclassified to held for sale. See Note 7 for further discussion.

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

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 — OPERATING PROPERTIES AND REAL ESTATE HELD FOR DEVELOPMENT OR SALE- continued

Based on our analysis, the consolidated entities in which these equity interests were awarded did not meet the definition of a business under GAAP since the only assets of such entities consist of unimproved real estate holdings, and the entities lack inputs and processes necessary to produce outputs. For this and other reasons, the entities did not qualify under the VIE model, and we instead applied the voting interest model to ascertain the need for consolidation. Because the entities do not qualify as businesses, the acquisition of such interests in these entities was deemed to be an asset acquisition, whereby we recorded our proportionate interest of each entity’s total assets and liabilities at fair value at the date of acquisition. Thereafter, any subsequent income or loss is allocated to controlling and noncontrolling interests based on their respective ownership percentages. The aggregate fair value of our interest in the underlying real estate assets of the consolidated entities, after elimination of intercompany balances, totaled $6.4 million, which is classified in other real estate owned in the accompanying condensed consolidated balance sheets.

REO Development and Operations

Costs related to the development or improvements of the Company’s real estate assets are generally capitalized, and costs relating to operating, holding and maintaining those assets are generally charged to expense. Cash outlays for capitalized development costs totaled $8.3 million during the six months ended June 30, 2016. Costs related to operating, holding and maintaining our real estate assets were $6.9 million and $12.6 million for the three and six months ended June 30, 2016, respectively, and $6.9 million and $12.8 million for the three and six months ended June 30, 2015, respectively.

The Company commenced a capital improvement program at its hotel and restaurants in Sedona, Arizona during the second quarter of 2015 which was substantially completed during the second quarter of 2016. We have incurred total project costs of $11.1 million through June 30, 2016, of which $4.8 million was incurred during the six months ended June 30, 2016.

As further described in Note 5, the Company, through a subsidiary, formed a joint venture with a third party developer, Titan Investments IV, LLC (“Titan”) for the purpose of holding and developing certain real property in Apple Valley, Minnesota for a planned multi-family residential housing and retail development to be known as Parkside Village (the “Apple Valley Project”). The first phase of the Apple Valley Project consists of a 196-unit multi-family residential housing development known as Gabella (“Gabella”). The joint venture created a wholly-owned subsidiary, IMH Gabella, LLC, (“IMH Gabella”) to hold the Gabella assets and enter into related agreements. IMH Gabella commenced leasing operations with respect to the first 98 units (“Phase I”) in the fourth quarter of 2015 and for the remaining 98 units (“Phase II”) during the first quarter of 2016.

The completion of Gabella and the subsequent issuance of the final certificate of occupancy during the second quarter of 2016 gave rise to Titan’s right to receive a certain percentage of the profits, if any, from the sale of Gabella under the terms of the joint venture arrangement and related Development Services Agreement (“DSA”). In accordance with the DSA, Titan is entitled to an initial 7% interest in the profit on the future sale of Gabella plus an additional 3% profit participation on any future sale since the project was completed both ahead of schedule and under-budget. Titan also has certain buy-out rights based on certain occupancy specifications and the passage of time, neither of which have occurred as of June 30, 2016. The Company has recorded the estimated fair value of its future obligation of the sale profit participation of $0.7 million in the accompanying condensed consolidated balance sheet as an increase in the asset basis with an offsetting increase to noncontrolling interests, as IMH Gabella is a consolidated entity, and the amounts attributable to Titan are a noncontrolling interest. During the period ended June 30, 2016, we reclassified Gabella to REO held for sale as a result of management’s decision and actions to market that asset for sale. As a condition to sell the Gabella project, we are required to obtain 1) the consent of the Apple Valley Economic Development Authority (“EDA”), from which the project received various business subsidies to help defray the cost of development of the project under a Development Assistance Agreement and related agreements, and 2) the buyer’s consent to assume any ongoing obligations under these agreements. We have neither sought nor received such consents to date. See Note 8 for further discussion.

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

Reclassification of Assets from Operating Properties to Real Estate Held for Sale

During the period ended June 30, 2016, we reclassified our golf course and restaurant operation in Bullhead City, Arizona and our multi-family housing operation in Apple Valley, Minnesota (Gabella) to REO held for sale as a result of management’s decision

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 — OPERATING PROPERTIES AND REAL ESTATE HELD FOR DEVELOPMENT OR SALE- continued

and actions to dispose of such assets in order to provide capital for the Company and undertake certain initiatives. These operations are expected to sell during the third and fourth quarters of 2016, respectively.

Similarly, during the six months ended June 30, 2015, we entered into an agreement to sell our commercial office building and related assets that were included in our Commercial and Residential Real Estate Leasing Operations segment, but have been reclassified to our Mortgage and REO - Legacy Portfolio and Other Operations segment. The sales transaction closed in the third quarter of 2015.

As of June 30, 2016, Gabella’s assets represented 17.7% of the Company’s total assets. As such, Gabella qualified as an individually significant component of the Company. The commercial and residential leasing operations, which for all periods prior to June 30, 2016 were presented in the Commercial and Residential Real Estate Leasing Operations segment, but have since been reclassified to our Mortgage and REO - Legacy Portfolio and Other Operations segment, contributed pretax losses of $0.3 million and $0.7 million for the three and six months ended June 30, 2016, respectively, $0.1 million in pretax losses for the three months ended June 30, 2015, and $20,000 in pretax income for the six months ended June 30, 2015.

Based on management’s analysis, the sales of these business operations do not require separate discontinued operations financial statement presentation since the disposition of these assets represent neither a strategic shift for the Company, nor did they have a major effect on our operations and financial results.

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - INVESTMENT IN JOINT VENTURES, PARTNERSHIPS AND OTHER RELATED MATTERS
Variable Interest Entities

The determination of whether the assets and liabilities of a variable interest entity (“VIE”) are consolidated on our balance sheet or not consolidated on our balance sheet depends on the terms of the related transaction and our continuing involvement with the VIE. We determine whether we hold a variable interest in a VIE based on a consideration of the nature and form of our involvement with the VIE. We assess whether we are the primary beneficiary of a VIE on an ongoing basis. We are deemed the primary beneficiary and therefore consolidate VIEs for which we have both (a) the power, through voting rights or similar rights, to direct the activities that most significantly impact the VIE's economic performance, and (b) a variable interest (or variable interests) that (i) obligates us to absorb losses that could potentially be significant to the VIE; and/or (ii) provides us the right to receive residual returns of the VIE that could potentially be significant to the VIE.

Gabella Multifamily Project

In 2014, IMH Gabella formed a joint venture, Southwest Acquisitions, LLC (“Southwest JV”), with Titan for the purpose of holding and developing certain real property contributed by the Company. IMH Gabella holds the real estate assets and entered into related agreements. A wholly-owned subsidiary of the Company is the managing member of, and holds a 93% ownership interest in, Southwest JV. Titan initially held the other 7% ownership interest with the right to acquire an additional 3.0% profits-only interest based upon the satisfaction of certain budget and completion milestones with respect to the project, which Titan met during the second quarter of 2016, at which time the Company recorded Titan’s sale profit participation of $0.7 million in the accompanying condensed consolidated balance sheet as an increase in the asset basis with an offsetting increase to noncontrolling interests, as IMH Gabella is a consolidated entity, and the amounts attributable to Titan are a noncontrolling interest. The Company, through its wholly-owned subsidiary, has the power and authority to govern the business of Southwest JV, subject to certain conditions.

Upon formation of Southwest JV, we contributed certain land, made certain cash equity contributions and secured a construction loan in the amount of $24.0 million for which the Company provided completion, repayment and carve-out guaranties. Funding of this loan commenced during the second quarter of 2015 when the Company completed the required $11.5 million equity funding under the loan. The Company has no further capital contribution requirements under the loan. In the event that certain specified occupancy targets are met, Titan has the right to have its interests repurchased by Southwest JV and Southwest JV, conversely, has certain rights to redeem Titan’s interest in the event Titan fails to exercise those put rights within a specified time. Generally, income or loss is to be allocated among the members of Southwest JV in accordance with their respective percentage interests. Upon the sale of the project, the sale proceeds shall be distributed first to the Company in an amount equal to its capital contributions less any previous distributions it may have received, and then to the members in accordance with their respective interests in Southwest JV.

The Company’s interests in Southwest JV relate to equity ownership and profits participation between the members; a profits interest arrangement between the members involving certain budget and completion milestones; equity option provisions; parental guaranties related to construction financing; and contractual arrangements limiting Titan’s initial participation in the economics of certain assets and liabilities. Terms of the equity option require the Company to purchase Titan’s equity investment upon certain conditions, after a specified period of time if Titan elects to sell its equity investment. The Company provided Southwest JV with all of its initial capital, executed contracts on behalf of Southwest JV, and has final approval rights over all significant matters. The assets, liabilities, and results of operations of IMH Gabella are included in the Company’s condensed consolidated financial statements under the voting interest model. Except for Titan’s sale profit participation described above, Titan had no reportable interest in the assets, liabilities or equity of Southwest JV at June 30, 2016 or December 31, 2015, or in the net income or loss of IMH Gabella during the three and six months ended June 30, 2016 or June 30, 2015.

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

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 — INVESTMENT IN JOINT VENTURES, PARTNERSHIPS AND OTHER RELATED MATTERS- continued

As of June 30, 2016, the Company had contributed $3.6 million to Lakeside JV and is obligated to contribute an additional $0.6 million over the life of the development project, per the project’s initial operating budget. During the three and six months ended June 30, 2016, the Company provided no financial or other support to Lakeside JV that was not contractually required. Equity balances are subject to a 12% preferred return, compounded quarterly. Once the preferred return is distributed, a combination of pro rata distributions and additional distributions to PCD are made until PCD and the Company each receive a 26% internal rate of return. Thereafter, 50% of the balance is to be distributed pro rata to each party and 50% is to be paid to PCD.

As more fully described in our Form 10-K for the year ended December 31, 2015, it was determined that the Company is not the primary beneficiary of the VIE and, therefore, does not consolidate its investment in the Park City, Utah VIE. The investment balance of $3.4 million is included as a component of investment in unconsolidated entities on the condensed consolidated balance sheet.

During 2015, the Company syndicated $1.7 million of its required investment in Lakeside JV to several investors (“Syndicates”) by selling equity interests in LDV Holdings. These investments are included in non-controlling interests, a component of shareholders’ equity in the accompanying condensed consolidated balance sheets.

In the Company’s estimation, the fair value of the unimproved real estate holdings of Lakeside JV exceeds our investment basis as of June 30, 2016. The Company’s maximum exposure to loss in the Lakeside JV as of June 30, 2016 is $2.4 million. The risk of loss on the balance of the investment is borne by the Syndicates.

LDV Holdings’ cash flows are to be distributed first to its members in proportion to the preferred equity investment, including the preferred return, then to the extent of additional capital contributions made by the members. Thereafter, cash flows are to be distributed to members at varying rates as certain return hurdles are achieved.

During the three and six months ended June 30, 2016, the loss on the equity investment that was recorded in the accompanying condensed consolidated statements of operations was $46,000 and $0.2 million, respectively of which $18,000 and $73,000, respectively, was allocable to the Syndicates.

The following is a summary of the Company’s interest in the Park City Utah VIE and the Company’s maximum exposure to loss as a result of its involvement as of June 30, 2016, (in thousands):

Entity	Initial Investment	Additional Contributions	Net Loss Inception to Date	Company's Variable Interest in Entity	Commitment to Future Additional Contributions	Company's Maximum Exposure to Loss in Entity
Lakeside JV	$1,823	$135	$(117)	$1,841	$574	$2,415

Equity Interests Acquired through Guarantor Recoveries

During the second quarter of 2015, the Company, through certain subsidiaries, obtained certain real estate assets and equity interests in a number of limited liability companies and limited partnerships with various real estate holdings and related assets as a result of certain enforcement and collection efforts. Several of the limited liability companies and partnerships hold interests in real property and are now co-owned with various unrelated third parties. Since the entities were not considered VIEs, we applied the voting interest model to ascertain the need for consolidation. Certain of these entities have been consolidated in the accompanying condensed consolidated financial statements, while others have been accounted for under the equity method of accounting, based on the extent of the Company’s controlling financial interest in each such entity. Based on our analysis, the consolidated entities in which these equity interests were awarded did not meet the definition of a business under GAAP since the only assets of such entities consist of unimproved real estate holdings, and the entities lack other inputs and processes necessary to produce outputs.

Because the entities did not qualify as businesses, the acquisition of such interests in these entities was deemed to be an asset acquisition, whereby we recorded our proportionate interest of each entity’s total assets and liabilities at fair value at the date of acquisition. Thereafter, any subsequent income or loss is being allocated to controlling and noncontrolling interests based on their respective ownership percentages. For entities where the Company does not control the real estate venture, and the other unrelated partners (or the equivalent) either hold substantive participating rights or have control, the Company uses the equity method of accounting.

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 — INVESTMENT IN JOINT VENTURES, PARTNERSHIPS AND OTHER RELATED MATTERS- continued

As more fully described in our Form 10-K for the year ended December 31, 2015, as a result of limitations over the accuracy or reliability of available historical financial information, the Company has presented financial information on its investment in these entities based on the fair value of the underlying real estate assets and estimable liabilities as of the acquisition date, as it believes this information is reliable and relevant to the users of its financial statements.

The assets of these entities include primarily unimproved real estate and rights to develop water located in the Southwestern United States. The Company does not consolidate these entities because the Company and the other owners of equity interests in these entities share decision making abilities and have joint control over the entities, and/or because the Company does not control the activities of the entities. The Company does not have any obligation to fund the outstanding liabilities or working capital needs of these entities. The Company’s ownership interests in these entities range from 2.4% to 48.0% and, collectively, the Company’s net investment in these entities totals $3.0 million at June 30, 2016.

Summarized Financial Information of Unconsolidated Entities

The following presents summarized certain financial information of the entities in which the Company holds investments that are recorded on the equity method as of and for the quarter ended June 30, 2016 (in thousands):

June 30, 2016
Total assets	$19,182
Total liabilities	$927
There were no revenues and $46,000 and $0.2 million of expenses incurred by our unconsolidated entities during the three and six months ended June 30, 2016, respectively. There were no revenues or expenses incurred by our unconsolidated entities during the three and six months ended June 30, 2015.

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

For projects in which we have received a bona fide written third-party offer (or have executed a purchase and sale agreement) to buy our real estate or loan, or we or the borrower has received a bona fide written third-party offer (or has executed a purchase and sale agreement) to buy the related project, we generally utilize the offer or agreement amount in cases in which such amount may fall within or outside our current valuation range. Such offers or agreements are only considered if we deem it to be valid, reasonable, negotiable, and we believe the counterparty has the financial wherewithal to execute the transaction. When deemed appropriate, the offers received may be discounted to allow for potential changes in our on-going negotiations.

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

Our fair value measurement is based on the highest and best use of each property which is generally consistent with our current use for such property. In addition, our assumptions are consistent with those that we believe market participants for those assets

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 — FAIR VALUE- continued

would also use. During the period ended June 30, 2016, we performed both a macro analysis of market trends and economic estimates, as well as a detailed analysis on selected significant loan and REO assets.

The following is a summary of the procedures performed in connection with our fair value analysis as of and for the period ended June 30, 2016:

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

3.
For the period ended June 30, 2016, given the lack of significant change in overall general market conditions since December 31, 2015 of our real estate asset portfolio, we performed an internal analysis to evaluate fair value of our portfolio. Our internal analysis of fair value included a review and update of current market participant activity, analysis of overall market conditions, the current status of any project related to that asset, our direct knowledge of local market activity affecting any such project, as well as other market indicators observed by our asset management group and third parties to determine whether there were any indications of a material increase or decrease in the value of the underlying collateral or REO asset since the last complete valuation for such asset. Our asset-specific analysis focused on the higher valued assets of our loan collateral and REO portfolio. We considered the results of our analysis and the potential valuation implication to the balance of the portfolio based on similar asset types and geographic location.

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

Based on our analysis, the valuation approach taken and assumptions utilized with respect to each asset at December 31, 2015 remained generally applicable at June 30, 2016, except for those assets subject to a recent bona fide written third-party offer or executed purchase and sales agreements. See our previously filed Annual Report on Form 10-K for the fiscal year ended December 31, 2015 for a summary of the key assumptions and valuation methodologies utilized to derive fair value.

Selection of Single Best Estimate of Value

We have historically obtained periodic valuation reports from third-party valuation specialists, consultants and/or from our internal asset management department for the underlying collateral of our loans and REO assets. The results of our valuation efforts generally provide a range of values for the collateral valued rather than a single point estimate because of variances in the potential value indicated from the available sources of market participant information. The selection of a value from within a range of values depends upon general overall market conditions as well as specific market conditions for each property valued and its stage of entitlement or development. In addition to third-party valuation reports, we utilize recently received bona fide purchase offers from independent third-party market participants or executed purchase and sale agreements that may be outside of the range of values indicated by the report from the third-party valuation specialist. In selecting the single best estimate of value, we consider the information in the valuation reports, credible purchase offers received and agreements executed, as well as multiple observable and unobservable inputs.

Valuation Conclusions

Based on the results of our evaluation and analysis, during the three and six months ended June 30, 2016 and 2015, we did not record any non-cash provision for credit losses on our loan portfolio. However, we recorded other net recoveries of credit losses of $0.1 million and $9.7 million for the three months ended June 30, 2016 and 2015, respectively, relating to the collection of cash and other assets from guarantors on certain legacy loans, and $0.1 million and $10.7 million for the six months ended June 30, 2016 and 2015, respectively. We did not record any impairment charges for real estate owned during the three or six months ended June 30, 2016. During the three and six months ended June 30, 2015 we recorded impairment charges of $0.1 million.

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 — FAIR VALUE- continued

As of June 30, 2016 and December 31, 2015, the valuation allowance totaled $12.7 million and $12.9 million, respectively, representing 97.2% and 53.6%, respectively, of the total outstanding loan principal and accrued interest balances. Based on the valuation and impairment allowance recorded as of June 30, 2016, we believe that, as of that date, the fair value of our loans, REO assets held for sale and other REO is adequate in relation to the net carrying value of the related assets and that no additional valuation allowance or impairment is considered necessary. While the above results reflect management’s assessment of fair value as of June 30, 2016 based on currently available data, we will continue to evaluate our loan and REO portfolio to determine the adequacy and appropriateness of the valuation allowance and/or carrying value. Depending on market conditions, such updates may yield materially different values and potentially increase or decrease the valuation allowance for loans or impairment charges for REO assets.

Valuation Categories

There were no losses recorded during the three or six months ended June 30, 2016 or 2015 in the categories for which net mortgage loans and REO held for sale were measured at fair value on a non-recurring basis based upon the lowest level of significant input to the valuation as of June 30, 2016 or 2015.

Additionally, there were no assets that were measured at fair value using Level 2 inputs for which any losses were recorded during the three or six months ended June 30, 2016 or 2015. Generally, all of our mortgage loans, REO held for sale and other REO are valued using significant unobservable inputs (Level 3) obtained through updated analysis prepared by our asset management staff, except for such assets for which third party offers or executed purchase and sale agreements were used, which are considered Level 2 inputs. Changes in the use of Level 3 valuations are based solely on whether we utilized third party offers for valuation purposes.

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 — DEBT, NOTES PAYABLE AND SPECIAL ASSESSMENT OBLIGATIONS
At June 30, 2016 and December 31, 2015, our notes payable and special assessment obligations consisted of the following (in thousands):

	June 30, 2016	December 31, 2015
Notes Payable, Net of Discount
$50.0 million non-recourse note payable secured by first liens on operating hotel properties and related assets, bears annual interest at the greater of a) 7.25% or b) LIBOR plus 6.75%, actual interest at minimum rate of 7.25% at June 30, 2016 and December 31, 2015, matures February 1, 2018, interest only payable monthly, principal due at maturity, subject to a carve-out guarantee by the Company	$50,000	$50,000
$5.9 million note payable secured by real estate in New Mexico, annual interest only payments based on annual interest rate of prime plus 2.0% for the first two years, and prime plus 3.0% thereafter (5.5% at June 30, 2016 and December 31, 2015), matures December 31, 2019	5,940	5,940
Unsecured note payable under class action settlement, face value of $10.2 million, net of discount of $2.4 million at June 30, 2016, 4% annual interest rate (14.6% effective yield), interest payable quarterly, matures April 28, 2019	7,730	7,385
$5.4 million note payable secured by a mortgage receivable totaling $7.2 million at December 31, 2015, monthly interest only payments based on annual interest rate of 4.5%, scheduled maturity on April 30, 2016 (repaid in full in February 2016)	—	5,400
Notes Payable and Special Assessment Obligations, Assets Held for Sale
$24.0 million construction note payable to a bank dated October 2014 for the construction of Gabella, secured by real property and improvements, bears annual interest of LIBOR plus 3.75%, with a floor of 4.25% (4.40% at June 30, 2016 and 4.36 % at December 31, 2015), matures October 20, 2017, reported as Notes Payable, Net at December 31, 2015	20,935	16,861
$3.7 million community facility district bonds dated 2005, secured by residential land located in Buckeye, Arizona, annual interest rate ranging from 5%-6%, maturing various dates through April 30, 2030, reported as Special Assessment Obligations at December 31, 2015	3,067	3,207
$2.3 million special assessment bonds dated between 2002 and 2007, secured by residential land located in Dakota County, Minnesota, annual interest rate ranging from 6%-7.5%, maturing various dates through 2022, reported as Special Assessment Obligations at December 31, 2015	851	927
$1.1 million development assistance note payable to Apple Valley Economic Development Authority, dated March 29, 2013, secured by developmental real estate, annual interest rate 6%, matures December 31, 2016. Expected to be forgiven upon completion of Gabella project, subject to various requirements, reported as Notes Payable, Net at December 31, 2015	762	762
Notes Payable to Related Party
$5.0 million unsecured note payable to an affiliate of a director and shareholder dated December 31, 2014, bears interest at 16% per annum, all amounts due and payable upon maturity, original maturity of April 24, 2015, extended to September 19, 2016	5,000	5,000
$4.0 million line of credit from an affiliate of a director and shareholder dated March 23, 2016, secured by residential land, bears interest at 5% per annum, all amounts due and payable upon maturity, original maturity of June 23, 2016, extended to September 23, 2016	2,500	—
Total debt, notes payable and special assessment obligations	96,785	95,482
Deferred financing costs, net	(1,120)	(1,365)
Total debt, notes payable and special assessment obligations, net	$95,665	$94,117
Interest expense for the three months ended June 30, 2016 and 2015 was $2.3 million and $2.4 million, respectively. Interest expense for the six months ended June 30, 2016 and 2015 was $4.4 million and $5.2 million, respectively.

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 — DEBT, NOTES PAYABLE AND SPECIAL ASSESSMENT OBLIGATIONS- continued

Senior Indebtedness

In January 2015, the Company, through various of its subsidiaries, entered into a series of loan agreements, promissory notes and related agreements with Calmwater Capital 3, LLC (“Calmwater”) for three loans in the aggregate principal amount of $78.8 million for the purposes of refinancing 1) the Company’s prior $36.0 million senior secured loan with NWRA Ventures I, LLC (“NW Capital”) and 2) a prior $24.8 million note payable from a bank, as well as to provide working capital for certain development activities and operational costs. The Company used $4.0 million of the loan proceeds to fund a portion of its equity commitment for the construction of Gabella and $2.0 million to partially fund the capital improvement program at the Company’s hotel properties and restaurants located in Sedona, Arizona. The balance of the loan proceeds have been or are being used for working capital, reserves, and certain fees.

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

The Sedona Loan contains customary affirmative and negative covenants, including, but not limited to: (i) a $5.0 million liquidity balance during 2016; (ii) a minimum net worth of the Company of no less than $50.0 million; and (iii) DSCR and minimum NOI requirements measured on a trailing 12 month basis. During the three months ended March 31, 2016, the hotels did not meet these DSCR and NOI requirements during the first quarterly measurement period, for which the lender provided a one-time forbearance through June 30, 2016. While the hotels met the DSCR and NOI requirements during the second quarterly reporting period ended June 30, 2016, there is no assurance that the hotels will meet the DSCR and/or NOI requirements in future quarterly reporting periods.  In the event that they do not meet such requirements, we would seek a supplemental forbearance from the lender, although there is no assurance that such a forbearance would be granted. For purposes of the minimum net worth requirement, the lender has agreed that the carrying value of our redeemable convertible preferred stock is considered a component of shareholder’s equity. The Sedona Loan also requires the Company to fund customary annual interest, tax, insurance, and furniture, fixtures and equipment reserve accounts, each of which are pledged as additional collateral for the Sedona Loan. Additional construction reserves were required in connection with the capital improvement program as well as funding for contractor liens filed in connection with the project. The Sedona Loan also contains customary events of default, the occurrence of which could result in the acceleration of the obligations under the loan and, under certain circumstances, the application of a default interest rate during the existence of an event of default at a rate equal to 5.0% in excess of the note rate. The Company is permitted to make optional prepayments at any time, subject to a .50% prepayment premium if paid prior to February 1, 2017, and other conditions set forth in the loan agreement. Thereafter, the Company may prepay the Sedona Loan in full or in part without prepayment premium costs.

•
A $24.4 million non-recourse loan secured by a) first liens on certain operating and non-operating real estate assets owned by affiliates of the Company, b) pledges by certain Company affiliates of their interests in certain mortgage loan documents evidencing payment obligations owed to such affiliates, and c) the Company’s membership interest in IMH Gabella. The loan required interest only payments beginning on March 1, 2015 and bore annual interest at a base equal to the sum of: (i) the greater of (A) 0.50% per annum or (B) LIBOR (as defined) plus (ii) 8.5% per annum. The loan had a maturity date of February 1, 2017 and was repaid in full during the fourth quarter of 2015.

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

Exchange Notes
Under the terms of a previous class action settlement, we conducted an offering of our five-year, 4%, unsecured notes in exchange for common stock held by participating shareholders (“Exchange Offering”). The Exchange Offering was completed in April 2014 and we issued Exchange Offering notes (“EO Notes”) with an aggregate face value of $10.2 million, which were recorded by the Company at fair value. The estimated fair value of the EO Notes was $6.4 million based on an imputed effective yield of such notes of 14.6% (as compared to the note rate of 4%) resulting in an original debt discount of the EO Notes of $3.8 million, with a balance of $2.4 million and $2.8 million as of June 30, 2016 and December 31, 2015, respectively. This discount amount is being amortized as an adjustment to interest expense using the effective interest method over the term of the EO Notes. The amortized discount added to the principal balance of the EO Notes during the three and six months ended June 30, 2016 totaled $0.2 million and $0.3 million, respectively. Interest is payable quarterly in arrears each January, April, July and October. The EO Notes mature on April 28, 2019, and may be prepaid in whole or in part without penalty at the option of the Company. However, subject to certain minimum cash and profitability conditions, the terms of the EO Notes may require a 50% prepayment on April 29, 2018.

Notes Payable and Special Assessment Obligations, Assets Held for Sale

During the quarter ended June 30, 2016, the Company reclassified certain of its assets to REO held for sale as a result of management’s decision and actions to dispose of such assets. In accordance with GAAP, we have similarly reclassified the corresponding debt relating to such assets which includes each of the following notes payable and special assessment obligations. In addition to these liabilities, we have a $2.5 million line of credit obligation due to a related party as described below whose payoff is tied to the sale of one of our assets held for sale. We have classified that indebtedness in notes payable to related parties in the accompanying condensed consolidated balance sheet.

Construction Loan

In October 2014, the Company secured a construction loan in connection with the Gabella development in the amount of $24.0 million pursuant to a Construction Loan Agreement entered into between Bank of the Ozarks (“Ozarks”) and IMH Gabella (the “Construction Loan”). The Company has made draws totaling $20.9 million on the Construction Loan as of June 30, 2016. The Construction Loan is secured by a first lien mortgage on the project, as well as certain adjacent parcels that are planned for future development, improvements thereon, and an assignment of rents and revenues. As of June 30, 2016 and December 31, 2015, the total carrying value of the land and improvements totaled $30.3 million and $27.8 million, respectively. Unless there is an event of default, the Construction Loan bears annual interest at the greater of (i) three-month LIBOR plus 375 basis points, or (ii) 4.25%. The loan matures October 20, 2017, provided, however, that the initial term may be extended for two additional one-year terms subject to the satisfaction of certain conditions, including the payment of an extension fee equal to 0.25% of the then outstanding principal balance of the Construction Loan. Interest only payments on the outstanding principal commenced on November 1, 2014 and monthly payments of principal and interest will commence on the earlier of (i) December 1, 2016 and (ii) the first month following stabilization (as defined in the loan agreement).

The Construction Loan is also subject to a completion and repayment carve-out guaranty by the Company and requires the Company to maintain a minimum liquidity balance of $7.5 million throughout the term of the loan. During the three months ended March 31, 2016 and again subsequent to June 30, 2016, we fell below the $7.5 million liquidity requirement, resulting in a non-compliance event under the terms of our guaranty. The lender has, to-date, not taken any enforcement action with respect to this non-compliance event. While we restored our unrestricted cash balance to above $7.5 million during the quarter ended June 30, 2016, there is no assurance that we will be able to maintain adequate cash and cash equivalents to be available to meet this liquidity requirement or that the lender will not elect to exercise its non-compliance event rights under the loan.

In the event of prepayment of the Construction Loan prior to October 20, 2016, the Company would have to pay a prepayment penalty equal to two years of contractual interest less non-default interest paid through the prepayment date. After October 20, 2016, the Construction Loan may be prepaid without penalty.

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 — DEBT, NOTES PAYABLE AND SPECIAL ASSESSMENT OBLIGATIONS- continued

Special Assessment Obligations

As of June 30, 2016 and December 31, 2015, obligations arising from our allocated share of certain community facilities district special revenue bonds and special assessments had carrying values of $3.9 million and $4.1 million, respectively. These obligations are described below.

One of the special assessment obligations had an outstanding balance of $3.1 million and $3.2 million as of June 30, 2016 and December 31, 2015, respectively, and has an amortization period that extends through April 30, 2030, with an annual interest rate ranging from 5% to 6%. This special assessment obligation is secured by certain real estate held for sale consisting of 171 acres of unentitled land located in Buckeye, Arizona which had a carrying value of $5.3 million at June 30, 2016.

The other special assessment obligations are comprised of a series of special assessments that collectively had an outstanding balance of $0.9 million as of June 30, 2016 and December 31, 2015. These special assessment obligations have amortization periods that extend through 2022, with annual interest rates ranging from 6% to 7.5%. These special assessment obligations are secured by certain real estate consisting of 7 acres of unentitled land located in Dakota County, Minnesota, which land has a carrying value of approximately $3.7 million at June 30, 2016.

The responsibility for the repayment of each of the foregoing special assessment obligations rests with the owner of the property and would transfer to the buyer of the related real estate upon sale. Accordingly, if the assets to which these obligations relate are sold before the full amortization period of such obligations, the Company would be relieved of any further liability since the buyer would assume the remaining obligations. Nevertheless, these special assessment obligations are deemed to be obligations of the Company in accordance with GAAP because they are fixed in amount and for a fixed period of time. During the six months ended June 30, 2016, we made principal repayments in the amount of $0.2 million on these special assessment obligations.

Development Assistance Note Payable

In connection with the Gabella project, we entered into, among other agreements, a business subsidy agreement and related loan agreement dated March 29, 2013, as amended on July 10, 2014, with the EDA. Under the terms of the business subsidy agreement, the EDA agreed to advance to us up to $1.1 million as a loan. As of June 30, 2016 and December 31, 2015, the total amount advanced to us under the EDA loan agreement was $0.8 million. In no event is the EDA loan to exceed the amount received from Dakota County, Minnesota, for the statutory penalty and interest on special assessment taxes which were assessed in the tax years 2007 through 2011. The special assessment taxes and related statutory penalties and interest were fully repaid as of December 31, 2015. The EDA loan bears interest at the rate of 6.0% per annum which accrues until the loan is paid in full or is forgiven by the EDA. The Company met its performance obligation to complete the Gabella project prior to April 30, 2016, and has received a certificate of occupancy for the project. If it is determined that we did not meet the specified requirements, the loan principal and all accrued unpaid interest is due December 31, 2016. In addition, in order to retain the benefits received under the business subsidy agreement, we are not allowed to sell, transfer or otherwise convey all or part of the property for a period of five years following completion without the prior written consent of the EDA. This would also require a buyer’s consent to assume any ongoing obligations under the business subsidy agreement. We have neither sought nor received such consents to date.

Other Notes Payable Activity
During the fourth quarter of 2015, a wholly-owned subsidiary of the Company borrowed $5.4 million pursuant to a non-revolving credit facility with the Banc of California, National Association (the “BOC Facility”). The BOC Facility was secured by a $7.2 million mortgage receivable, was guaranteed by the Company, was scheduled to mature on April 30, 2016, and bore interest at a per annum rate equal to the greater of (i) the prime rate as published by The Wall Street Journal (the “WSJ Prime Rate”) plus 1.25%, or (ii) 4.5%. During the six months ended June 30, 2016, we repaid the BOC Facility in full upon collection of the mortgage receivable that served as collateral for that loan.
In addition, during the fourth quarter of 2015, we purchased real estate located in New Mexico that was previously owned by certain partnerships in which the Company was awarded equity interests, and such real estate was foreclosed by the prior lien holder/seller. The purchase price for that real estate was $6.8 million, for which the seller provided seller-financing of $5.9 million. The note bears interest at the WSJ Prime Rate as of December 31, 2015 (recalculated annually) plus 2.00% for the first two years, and the WSJ Prime Rate plus 3.00% thereafter. Interest only payments are due on December 31 of each year with the principal balance and any accrued unpaid interest due at maturity on December 31, 2019. The note may be prepaid in whole or in part without penalty.

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

The SRE Note was originally scheduled to mature on the 91st day after full repayment of the Company’s then-senior loan. During 2015 and 2016, the Company entered into a series of amendments to extend the SRE Note’s maturity date. The current maturity date is September 19, 2016. The Company paid all accrued interest at the date of each amendment and paid various extension fees totaling $0.3 million in 2015 and $0.2 million during the six months ended June 30, 2016, which fees have been or are being amortized over the loan term.

Revolving Line of Credit with Related Party

In March 2016, a subsidiary of the Company executed an agreement with SRE Monarch for a revolving secured line of credit facility (“SRE Revolver”). The SRE Revolver bears interest at a per annum base rate of 5% and has a term that expires on the earliest to occur of 1) June 23, 2016 (which may be extended for an additional three months subject to the payment of a $50,000 extension fee), 2) the sale of the land serving as collateral under the SRE Revolver, or 3) the sale of Gabella. The SRE Revolver is secured by certain land owned by a subsidiary of the Company with a carrying value of $5.3 million, and is guaranteed by the Company. The SRE Revolver had an initial advance limit of $2.5 million that may be increased to $4.0 million with 12 days written notice and the payment of a $25,000 fee. Additionally, upon each advance, the Company must pay a $50,000 advance fee. Upon entering into the SRE Revolver, the Company paid a facility fee and other closing costs totaling approximately $0.2 million. All amounts advanced under the SRE Revolver may be prepaid in whole or in part without premium or penalty. During April 2016, we drew our initial advance in the amount of $2.5 million in order to provide additional working capital for the Company. In connection with the advance, we paid fees totaling $50,000 which are being amortized to interest expense using the effective interest method over the term of the line of credit. Additionally, we exercised our option to extend the SRE Revolver’s maturity date from June 23, 2016 to September 23, 2016, and paid extension fees of $50,000 to SRE Monarch.

In the event of a sale of the land serving as collateral under the SRE Revolver prior to March 31, 2017 ("Facility Exit Date"), we are obligated to pay SRE Monarch an amount equal to five percent (5%) of the net sale proceeds. In the event that no sale of the collateral has occurred or is expected to occur prior to the Facility Exit Date, we are obligated to pay SRE Monarch an amount equal to five percent (5%) of the presumed net sales proceeds based on the appraised value of the collateral. As of June 30, 2016, the Company reclassified the related asset to REO held for sale as a result of management’s decision and actions to dispose of the related collateral.

Our debt, notes payable and special assessment obligations have the following scheduled maturities as of June 30, 2016 (in thousands):

Year	Amount
2016	$8,339
2017	21,235
2018	50,306
2019	13,985
2020	315
Thereafter	2,605
Total	$96,785

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – SEGMENT INFORMATION

Operating segments are defined as components of an enterprise that engage in business activity from which revenues are earned and expenses incurred for which discrete financial information is available that is evaluated regularly by our chief operating decision makers in deciding how to allocate resources and in assessing performance. As of and for the period ended June 30, 2016 and December 31, 2015, the Company’s reportable segments are based on the products and services offered by the Company and management’s intent for such assets, which include the following:

Hospitality and Entertainment Operations — Consists of revenues less direct operating expenses, depreciation and amortization relating to hotel, golf, spa, and food & beverage operations. This segment also reflects the carrying value of such assets and the related financing and operating obligations.

Mortgage and REO – Legacy Portfolio and Other Operations — Consists of the collection, workout and sale of new and legacy loans and REO assets, including the financing of such asset sales, the carrying costs of such assets and other related expenses. This segment also reflects the carrying value of such assets and the related financing and operating obligations. This segment also consists of rental revenue and tenant recoveries less direct property operating expenses (maintenance and repairs, real estate taxes, management fees, and other operating expenses), depreciation and amortization from commercial and residential real estate leasing operations, and the carrying value of such assets and the related financing and operating obligations.

Prior to June 30, 2016, the Company reported amounts for the commercial and residential real estate leasing operations in a separate segment titled Commercial and Residential Real Estate Leasing Operations. Commencing in the quarter ended June 30, 2016, the amounts and results of the previously reported Commercial and Residential Real Estate Leasing Operations segment have been combined with the Mortgage and REO - Legacy Portfolio and Other Operations segment. All prior periods have been restated in the following segment tables and discussion to correspond to this segment change. This reclassification aligns the Company’s reportable segments with the overall strategy of the Company since the related assets in the Commercial and Residential Real Estate Leasing Operations segment were classified as REO held for sale once it was economically feasible to dispose of such assets, as the Company did not intend to operate the assets on a long-term basis.

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

Condensed consolidated financial information for our reportable operating segments as of June 30, 2016 and December 31, 2015 and for the three and six month periods ended June 30, 2016 and 2015 is summarized as follows (in thousands):

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – SEGMENT INFORMATION- continued

Balance Sheet Items	June 30, 2016	December 31, 2015
Total Assets	(unaudited)
Mortgage and REO - Legacy Portfolio and Other Operations	$75,721	$87,107
Hospitality and Entertainment Operations	96,442	93,883
Corporate and Other	6,169	4,826
Consolidated	$178,332	$185,816
Notes Payable, Special Assessment Obligations, Capital Leases and Other Long Term Obligations
Mortgage and REO - Legacy Portfolio and Other Operations	$33,683	$32,630
Hospitality and Entertainment Operations	50,506	50,302
Corporate and Other	12,640	12,360
Consolidated	$96,829	$95,292
Operating Liabilities
Mortgage and REO - Legacy Portfolio and Other Operations	$4,596	$5,323
Hospitality and Entertainment Operations	5,773	4,468
Corporate and Other	2,579	2,920
Consolidated	$12,948	$12,711

	Three Months Ended June 30, 2016 (Unaudited)
Income Statement Items	Mortgage and REO - Legacy Portfolio and Other Operations	Hospitality and Entertainment Operations	Corporate and Other	Consolidated
Revenues:
Operating property revenue	$450	$8,571	$—	$9,021
Investment and other income	74	3	—	77
Mortgage loan income, net	96	—	—	96
Total Revenue	620	8,574	—	9,194
Expenses:
Operating Property Direct Expenses (exclusive of interest and depreciation):
Payroll related expenses	78	3,025	—	3,103
Cost of sales	—	931	—	931
Property taxes	7	73	—	80
Management fees	14	323	—	337
Other departmental and general and administrative costs	3	1,333	—	1,336
Other costs	137	800	—	937
Operating Property Direct Expenses (exclusive of interest and depreciation)	239	6,485	—	6,724
Expenses for Non-Operating Real Estate Owned:
Property taxes	$82	—	—	82
Other costs	49	—	2	51
Expenses for Non-Operating Real Estate Owned	131	—	2	133

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – SEGMENT INFORMATION- continued

	Three Months Ended June 30, 2016 (Unaudited) (continued)
Income Statement Items	Mortgage and REO - Legacy Portfolio and Other Operations	Hospitality and Entertainment Operations	Corporate and Other	Consolidated
Professional Fees:
Financial reporting - audit, legal and tax	4	—	291	295
Legal- general and enforcement	749	—	—	749
Asset management	38	—	24	62
Other costs	—	—	156	156
Professional Fees	791	—	471	1,262
General and Administrative Expenses:
Payroll related expenses	—	—	1,229	1,229
Insurance expense	8	—	274	282
Rent	—	—	53	53
Other general and administrative costs	8	—	375	383
General and Administrative Expenses	16	—	1,931	1,947
Other Expenses (Income):
Interest expense	669	1,048	587	2,304
Depreciation and amortization expense	307	841	49	1,197
Loss on disposal of assets, net	226	—	—	226
Recovery of credit losses, net	(120)	—	—	(120)
Loss of unconsolidated subsidiaries	46	—	—	46
Other Expenses	1,128	1,889	636	3,653
Total Expenses, net	2,305	8,374	3,040	13,719
Net Income (Loss)	(1,685)	200	(3,040)	(4,525)
Net Loss Attributable to Noncontrolling Interests	18	—	—	18
Cash Dividend on Redeemable Convertible Preferred Stock	—	—	(533)	(533)
Deemed Dividend on Redeemable Convertible Preferred Stock	—	—	(620)	(620)
Net Income (Loss) Attributable to Common Shareholders	$(1,667)	$200	$(4,193)	$(5,660)

	Three Months Ended June 30, 2015 (Unaudited)
Income Statement Items	Mortgage and REO - Legacy Portfolio and Other Operations	Hospitality and Entertainment Operations	Corporate and Other	Consolidated
Revenues:
Operating property revenue	$436	$8,396	$62	$8,894
Investment and other income	301	—	3	304
Mortgage loan income, net	175	—	—	175
Total Revenue	912	8,396	65	9,373
Expenses:
Operating Property Direct Expenses (exclusive of interest and depreciation):

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – SEGMENT INFORMATION- continued

	Three Months Ended June 30, 2015 (Unaudited) (continued)
Income Statement Items	Mortgage and REO - Legacy Portfolio and Other Operations	Hospitality and Entertainment Operations	Corporate and Other	Consolidated
Payroll related expenses	19	2,843	—	2,862
Cost of sales	—	888	—	888
Property taxes	83	71	—	154
Management fees	13	410	—	423
Other departmental and general and administrative costs	7	1,283	—	1,290
Other costs	253	703	—	956
Operating Property Expenses (exclusive of interest and depreciation)	375	6,198	—	6,573
Expenses for Non-Operating Real Estate Owned:
Property taxes	179	—	—	179
Other costs	145	—	1	146
Expenses for Non-Operating Real Estate Owned	324	—	1	325
Professional Fees:
Financial reporting - audit, legal and tax	2	—	221	223
Legal- general and enforcement	399	—	118	517
Asset management	127	—	—	127
Other costs	—	—	178	178
Professional Fees	528	—	517	1,045
General and Administrative Expenses:
Payroll related expenses	—	—	1,795	1,795
Insurance expense	14	—	253	267
Rent	—	—	52	52
Other general and administrative costs	87	—	346	433
General and Administrative Expenses	101	—	2,446	2,547
Other Expenses (Income):
Interest expense	900	1,048	469	2,417
Depreciation and amortization expense	1	598	52	651
Loss on disposal of assets, net	239	—	—	239
Recovery of credit losses, net	(9,745)	—	—	(9,745)
Impairment of Real Estate Owned	140	—	—	140
Other Expenses (Income)	(8,465)	1,646	521	(6,298)
Total Expenses, net	(7,137)	7,844	3,485	4,192
Net Income (Loss)	8,049	552	(3,420)	5,181
Net Income (Loss) Attributable to Noncontrolling Interests	(586)	—	—	(586)
Cash Dividend on Redeemable Convertible Preferred Stock	—	—	(533)	(533)
Deemed Dividend on Redeemable Convertible Preferred Stock	—	—	(571)	(571)
Net Income (Loss) Attributable to Common Shareholders	7,463	552	(4,524)	3,491

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – SEGMENT INFORMATION- continued

	Six Months Ended June 30, 2016 (Unaudited)
Income Statement Items	Mortgage and REO - Legacy Portfolio and Other Operations	Hospitality and Entertainment Operations	Corporate and Other	Consolidated
Revenues:
Operating property revenue	$683	$14,909	$—	$15,592
Investment and other income	141	7	23	171
Mortgage loan income, net	313	—	—	313
Total Revenue	1,137	14,916	23	16,076
Expenses:
Operating Property Direct Expenses (exclusive of interest and depreciation):
Payroll related expenses	146	5,523	—	5,669
Cost of sales	—	1,662	—	1,662
Property Taxes	10	144	—	154
Management Fees	24	691	—	715
Other departmental and general and administrative costs	6	2,406	—	2,412
Other costs	290	1,441	—	1,731
Operating Property Direct Expenses (exclusive of interest and depreciation)	476	11,867	—	12,343
Expenses for Non-Operating Real Estate Owned:
Property Taxes	175	—	—	175
Other costs	116	—	—	116
Expenses for Non-Operating Real Estate Owned	291	—	—	291
Professional Fees:
Financial Reporting - audit, legal and tax	5	—	534	539
Legal - general and enforcement	1,231	—	13	1,244
Asset management	50	—	73	123
Other costs	—	—	317	317
Professional Fees	1,286	—	937	2,223
General and Administrative Expenses:
Payroll related expenses	—	—	2,534	2,534
Insurance expense	31	—	522	553
Rent	—	—	105	105
Other general and administrative costs	11	—	659	670
General and Administrative Expenses	42	—	3,820	3,862
Other Expenses (Income):
Interest expense	1,075	2,096	1,189	4,360
Depreciation and amortization expense	506	1,635	98	2,239
Gain on disposal of assets, net	(22)	—	—	(22)
Loss of unconsolidated subsidiaries	190	—	—	190
Recovery of Credit Losses, net	(120)	—	—	(120)
Other Expenses	1,629	3,731	1,287	6,647
Total Expenses, net	3,724	15,598	6,044	25,366

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – SEGMENT INFORMATION- continued

	Six Months Ended June 30, 2016 (Unaudited) (continued)
Income Statement Items	Mortgage and REO - Legacy Portfolio and Other Operations	Hospitality and Entertainment Operations	Corporate and Other	Consolidated
Provision for income taxes	—	—	2	2
Net Loss	(2,587)	(682)	(6,023)	(9,292)
Net Loss Attributable to Noncontrolling Interests	73	—	—	73
Cash Dividend on Redeemable Convertible Preferred Stock	—	—	(1,067)	(1,067)
Deemed Dividend on Redeemable Convertible Preferred Stock	—	—	(1,227)	(1,227)
Net Loss Attributable to Common Shareholders	$(2,514)	$(682)	$(8,317)	$(11,513)

	Six Months Ended June 30, 2015 (Unaudited)
Income Statement Items	Mortgage and REO - Legacy Portfolio and Other Operations	Hospitality and Entertainment Operations	Corporate and Other	Consolidated
Revenues:
Operating property revenue	$815	$15,200	$63	$16,078
Investment and other income	2,151	—	3	2,154
Mortgage loan income, net	673	—	—	673
Total Revenue	3,639	15,200	66	18,905
Expenses:
Operating Property Direct Expenses (exclusive of interest and depreciation):
Payroll related expenses	30	5,202	—	5,232
Cost of sales	—	1,701	—	1,701
Property Taxes	167	141	—	308
Management Fees	20	804	—	824
Other departmental and general and administrative costs	10	2,365	—	2,375
Other costs	470	1,307	—	1,777
Operating Property Direct Expenses (exclusive of interest and depreciation)	697	11,520	—	12,217
Expenses for Non-Operating Real Estate Owned:
Property Taxes	350	—	—	350
Other costs	261	—	2	263
Expenses for Non-Operating Real Estate Owned	611	—	2	613
Professional Fees:
Financial Reporting - audit, legal and tax	7	—	480	487
Legal- general and enforcement	1,153	—	69	1,222
Asset management	213	—	1	214
Other costs	—	—	368	368
Professional Fees	1,373	—	918	2,291

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – SEGMENT INFORMATION- continued

	Six Months Ended June 30, 2015 (Unaudited) (continued)
Income Statement Items	Mortgage and REO - Legacy Portfolio and Other Operations	Hospitality and Entertainment Operations	Corporate and Other	Consolidated
General and Administrative Expenses:
Payroll related expenses	—	—	3,255	3,255
Insurance expense	22	—	505	527
Rent	—	—	105	105
Other general and administrative costs	125	—	728	853
General and Administrative Expenses	147	—	4,593	4,740
Other Expenses (Income):
Interest expense	1,589	2,036	1,606	5,231
Depreciation and amortization expense	1	1,176	105	1,282
Loss on disposal of assets, net	282	—	—	282
Recovery of Credit Losses	(10,660)	—	—	(10,660)
Impairment of Real Estate Owned	140	—	—	140
Other Expenses	(8,648)	3,212	1,711	(3,725)
Total Expenses, net	(5,820)	14,732	7,224	16,136
Net Income (Loss)	9,459	468	(7,158)	2,769
Net Income Attributable to Noncontrolling Interests	(586)	—	—	(586)
Cash Dividend on Redeemable Convertible Preferred Stock	—	—	(1,061)	(1,061)
Deemed Dividend on Redeemable Convertible Preferred Stock	—	—	(1,131)	(1,131)
Net Income (Loss) Attributable to Common Shareholders	$8,873	$468	$(9,350)	$(9)

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 — STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE

Common Stock

Shares of Common Stock, Class B Common Stock, Class C Common Stock, and Class D Common Stock share proportionately in our earnings and losses attributable to common shareholders. There are no shares of the Class D common stock outstanding as of June 30, 2016 or December 31, 2015.

In addition, at June 30, 2016 and December 31, 2015, the Company had reserved the following number of shares of its authorized but unissued common stock for possible future issuance in connection with the following (in thousands):

	June 30, 2016	December 31, 2015
Exercise and future grants of stock options	2,700	2,700
Exercise of stock warrants	2,000	2,000
Conversion of preferred stock	8,200	8,200
Approved but unissued restricted common stock	1,180	1,565
Total authorized but unissued shares	14,080	14,465

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

•
Dividends. Dividends on the Series B Preferred Stock are cumulative and accrue from the issue date and compound quarterly at the rate of 8% of the issue price per year, payable quarterly in arrears. During the three and six months ended June 30, 2016 and 2015, we incurred cash dividends on the Series B Preferred Stock of $0.5 million and $1.1 million for each period, respectively.

•
Redemption upon Demand. At any time after July 24, 2019, each holder of Series B Preferred Stock may require the Company to redeem, out of legally available funds, the shares of Series B Preferred Stock held by such holder at the a price (the “Redemption Price”) equal to the greater of (i) 150% of the sum of the original price per share of the Series B Preferred Stock plus all accrued and unpaid dividends or (ii) the sum of the tangible book value of the Company per share of voting Common Stock plus all accrued and unpaid dividends, as of the date of redemption. Based on the initial investment of $26.4 million, the Redemption Price would presently be $39.6 million, resulting in a redemption premium of $13.2 million. In accordance with applicable accounting standards, Series B Preferred Stock is classified as temporary equity on the balance sheet and we have elected to amortize the redemption premium using the effective interest method as an imputed dividend over the five year holding term of the Series B Preferred Stock. During the three months ended June 30, 2016 and 2015, we recorded amortization of the redemption premium of $0.6 million for each period as a deemed dividend. During the six months ended June 30, 2016 and 2015, we recorded amortization for the redemption premium of $1.2 million and $1.1 million, respectively.

Share-Based Compensation

During the six months ended June 30, 2016, we issued 324,500 options, covering an equal number of shares of our common stock to employees under our First Amended and Restated 2010 Employee Stock Incentive Plan. During the three and six months ended June 30, 2016, options with respect to 50,000 shares of our common stock were forfeited in connection with the termination of certain employees. During the three and six months ended June 30, 2015, options with respect to 65,000 shares of our common

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 — STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE- continued

stock were forfeited in connection with the termination of certain employees. During the three and six months ended June 30, 2016, 66,666 unvested restricted stock grants were forfeited upon termination of the related employees. As of June 30, 2016, there were (i) fully vested stock options to purchase 701,667 shares of our common stock, (ii) fully vested warrants to purchase 2,000,000 shares of common stock, and (iii) unvested restricted stock grants for 843,335 shares of common stock. Net stock-based compensation expense relating to our restricted stock and option grants was $0.2 million and $0.4 million for the three and six months ended June 30, 2016 and 2015, respectively. We did not receive any cash from option or warrant exercises during the six months ended June 30, 2016 or 2015. As of June 30, 2016, there was $1.1 million of unrecognized compensation cost related to the time-based restricted stock and stock options that is expected to be recognized as a charge to earnings over the remaining weighted-average vesting period of 1.58 years.

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

The following table presents a reconciliation of net loss from continuing operations to net loss attributable to common shareholders used in the basic and diluted loss per share calculations for the three and six months ended June 30, 2016 and 2015 (amounts in thousands, except for share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Earnings allocable to common shares:
Numerator - Income (Loss) Attributable to Common Shareholders:
Net income (loss) from continuing operations	$(4,525)	$5,181	$(9,292)	$2,769
Net (income) loss attributable to noncontrolling interest	18	(586)	73	(586)
Preferred dividends (cash and deemed)	(1,153)	(1,104)	(2,294)	(2,192)
Net income (loss) attributable to common shareholders	$(5,660)	$3,491	$(11,513)	$(9)
Denominator - Weighted average shares:
Weighted average common shares outstanding for basic loss per common share	15,922,321	15,279,062	15,910,197	15,264,946
Weighted average common shares outstanding for diluted earnings per common share	15,922,321	27,690,271	15,910,197	15,264,946
Basic loss per common share:
Net income (loss) attributable to common shareholders per share	$(0.36)	$0.23	$(0.72)	$—
Diluted earnings per common share:
Net income (loss) attributable to common shareholders per share	$(0.36)	$0.13	$(0.72)	$—

The following weighted average securities were not included in the computation of diluted net loss per share as their effect would have been anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Options to purchase common stock	981	—	955	702
Restricted stock	843	—	855	1,515
Warrants to purchase common stock	2,000	—	2,000	2,000
Convertible preferred stock	8,200	—	8,200	8,200
Total	12,024	—	12,010	12,417

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 — COMMITMENTS AND CONTINGENCIES

Development Services Agreements

In April 2014, we entered into an amended and restated development services agreement with Titan, a third party developer, to manage the Gabella project. Under terms of the development services agreement, Titan is entitled to a (i) pre-development services fees not to exceed $0.4 million, (ii) a development services fee equal to 3.0% of the total project cost (less an agreed-upon land basis of $3.0 million), and (iii) a post-development services fee. The post-development services fee consists of a profit participation upon sale of the Gabella project ranging from 7% to 10% of the profit, depending on the amount and timing of the project’s completion and sale. Alternatively, not earlier than 15 months following the achievement of 90% occupancy for the project, Titan may elect to cause us to buy out its interest in the project. If Titan makes such an election, the post-development services fee will be based on the fair market value of the project at the time of the election. During the second quarter of 2016, at which time the Company recorded Titan’s sale profit participation of $0.7 million in the accompanying condensed consolidated balance sheet as an increase in the asset basis with an offsetting increase to noncontrolling interests, as IMH Gabella is a consolidated entity, and the amounts attributable to Titan are a noncontrolling interest. The agreement is in effect until the fifth anniversary of the substantial completion of the project, as defined. If we elect not to proceed with phase 1, 2 or 3 of the project prior to our approval to proceed with development of each phase, the agreement is cancelable by us with 30 day notice to Titan, subject to full payment of (i) the predevelopment services fee for each phase we elect not to develop, (ii) a $0.5 million breakage fee for each phase we elect not to develop, and (iii) any budgeted and approved costs incurred to date. During the three and six months ended June 30, 2016, we paid Titan $0 and $45,000, respectively, in development services fees due under these arrangements, and subsequent to June 30, 2016, we paid Titan $0.2 million, which is the final payment on the development services fee for phase 1 (Gabella). During the three and six months ended June 30, 2015, we paid Titan $0 and $0.1 million, respectively.

In connection with Gabella and related projects, we entered into a Development Assistance Agreement and related agreements with the City of Apple Valley and the EDA. In connection with these agreements the project is expected to generate up to $3.2 million in tax increment financing over an extended period as well as a business subsidy totaling $1.1 million, of which we have received $0.8 million as of June 30, 2016 (as described in Note 7). As a condition to sell the Gabella project, in order that any buyer may retain the benefits under these agreements, we are required to obtain 1) the consent of the EDA, and 2) the buyer’s consent to assume any ongoing obligations under these agreements. We have neither sought nor received such consents to date.

Guarantor Recovery

As more fully described in our Form 10-K for the year ended December 31, 2015, we have previously received judgments against certain guarantors in connection with their personal guarantees on certain legacy assets. Due to the uncertainty of the nature and extent of the available assets of these guarantors to pay the judgment amounts, we do not record recoveries for any amounts due under such judgments, except to the extent we have received assets without contingencies. In addition, these judgments may be subject to appeal.

We recorded recovery income of $0.1 million during the three and six months ended June 30, 2016 for cash collected under certain settlements. During the three and six months ended June 30, 2015, we recorded total recovery income of $9.7 million and $10.7 million, respectively, relating to cash and or other assets received in connection with such enforcement and collection efforts.

We are continuing to investigate and evaluate the assets of various guarantors. However, the nature, amount and availability of such assets are not determinable as of June 30, 2016 and have not been recognized as recovery income in the accompanying condensed consolidated statements of operations. Further recoveries under this and other enforcement and collection efforts will be recognized when realization of the recovery is deemed probable and when all contingencies relating to recovery have been resolved.

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

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 — COMMITMENTS AND CONTINGENCIES- continued

Partnership Claim

In May 2015, Justin Ranch 123 LLLP (“Justin 123”), an Arizona limited liability limited partnership for which a wholly-owned subsidiary of IMH serves as general partner, sold certain real estate assets in an arms-length transaction approved by a court-appointed receiver. During the quarter ended March 31, 2016, a limited partner in Justin 123 filed a complaint in United States District Court for Arizona against the Company, certain of our subsidiaries, our CEO in his individual capacity and the court-appointed receiver, alleging that the defendants were in violation of their fiduciary duties to the limited partner. Subsequently, the complaint was amended to dismiss without prejudice all claims against the receiver and our CEO. The plaintiff is seeking an unspecified amount of consequential damages and losses, and removal of the Company’s subsidiary as general partner. Management believes the plaintiff’s claims are without merit and intends to vigorously defend against this claim.

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 — RELATED PARTY TRANSACTIONS

Notes Payable

As described further in Note 7, the Company has an outstanding note payable to SRE Monarch in the amount of $5.0 million. SRE Monarch is a related party of Seth Singerman, one of the Company’s directors and an affiliate of one of our preferred equity holders. The SRE Note bears interest at a per annum base rate of 16%, and is subject to increase in the event it is not repaid in full on or prior to the maturity date or extended maturity date. During the three and six months ended June 30, 2016, we incurred interest expense on the SRE Note totaling $0.2 million and $0.4 million, respectively. During the three and six months ended June 30, 2015, we incurred interest expense on the SRE Note totaling $0.1 million and $0.5 million, respectively.

The original maturity date of the SRE Note was April 24, 2015. During 2015 and 2016, the Company entered into a series of amendments to extend the SRE Note’s maturity date to September 19, 2016. The Company paid all accrued interest at the date of each amendment, and paid various extension fees totaling $0.3 million, of which $0.1 million was paid during the three months ended June 30, 2015, and $0.2 million was paid during the six months ended June 30, 2016. The extension fees are being amortized over each extension term.

Line of Credit

In March 2016 a subsidiary of the Company executed an agreement with SRE Monarch for a revolving secured line of credit facility (“SRE Revolver”). The SRE Revolver has an initial advance limit of $2.5 million that may be increased to $4.0 million with 12 days written notice and the payment of a $25,000 fee. Additionally, upon each advance, the Company must pay a $50,000 advance fee. Upon entering into the SRE Revolver, the Company paid a facility fee and other closing costs totaling $0.2 million. All amounts advanced under the SRE Revolver may be prepaid in whole or in part without premium or penalty. During the quarter ended June 30, 2016, we drew our initial advance in the amount of $2.5 million in order to provide additional working capital for the Company. In connection with this advance, we paid fees totaling $50,000 which are being amortized to interest expense using the effective interest method over the term of the line of credit. Additionally, we executed our option to extend the SRE Revolver’s maturity date from June 23, 2016 to September 23, 2016 and paid extension fees of $50,000 to SRE Monarch.

Contractual Agreements

Juniper Capital Partners, LLC and Related Entities

In July 2014, the Company entered into a consulting services agreement (the “Consulting Agreement”) with JCP Realty Advisors, LLC (“JCP”), an affiliate of Juniper Capital and one of the Series B Investors, pursuant to which JCP agreed to perform various services for the Company, including, but not limited to, (a) advising the Company with respect to identifying, structuring, and analyzing investment opportunities, and (b) assisting the Company in managing and liquidating assets, including non-performing assets. The initial term of the Consulting Agreement is three years and is automatically renewable for an additional two years unless notice of termination is provided.

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

During the three months ended June 30, 2016 and 2015, we incurred base consulting fees to JCP of $0.2 million for each period. During the six months ended June 30, 2016 and 2015, we incurred base consulting fees to JCP of $0.3 million for each period. The consulting fees are included in professional fees in the accompanying condensed consolidated statement of operations. During the three and six months ended June 30, 2016, JCP earned $0.1 million in legacy fees. During the three and six months ended June 30, 2015, JCP earned legacy fees in the amount of $0.1 million.

IMH FINANCIAL CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 — RELATED PARTIES- continued

SRE Fee Agreement

In July 2014, we entered into an agreement with SRE, an affiliate with one of our directors, pursuant to which SRE is entitled to certain fees if we make or enter into loans or investments originated or identified by SRE. The Company made no payments under this agreement during the three or six months ended June 30, 2016 or 2015.

Investment in Lakeside JV

As described further in Note 5, during 2015, the Company syndicated $1.7 million of its equity investment in Lakeside JV to several investors by selling equity interests in LDV Holdings, of which $1.4 million was sold to various related parties, including $1.1 million to one of the Company’s directors and preferred shareholders, $0.2 million to two members of the Company’s board of directors, and $0.1 million to a partner of one of the Company’s outside law firms. The Company incurred legal or other professional fees totaling $0.2 million and $0.4 million to that law firm during the three months ended June 30, 2016 and 2015, respectively. The Company incurred legal or other professional fees totaling $0.4 million and $0.5 million to that law firm during the six months ended June 30, 2016 and 2015, respectively. The Company had outstanding accounts payable to that law firm totaling $0.4 million and $0.2 million as of June 30, 2016 and December 31, 2015, respectively.

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
The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance. These beliefs, assumptions and expectations can change, and actual results and events may differ materially, as a result of many possible events or factors, not all of which are known to us or are within our control. These risk factors and uncertainties should be carefully considered by current and potential investors. Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements, and that could negatively affect our business include:

•	that we may continue to record losses;

•	that we may incur increased operating expenses;

•	that a substantial portion of our loan portfolio is comprised of non-performing and distressed assets;

•	that we continue to foreclose on our remaining mortgage loan portfolio;

•	the concentration of credit risk to a particular borrower or borrower group;

•	difficulties in analyzing potential investment opportunities as a result of dislocations in the real estate market;

•	our relative inexperience in managing and developing real estate acquired through foreclosure;

•	our inability to sell our current mortgage loan and REO assets and execute our business and liquidity strategy;

•	our inability to resume our mortgage loan lending activities or implement our investment strategy and grow our business;

•	risks of owning real property obtained through foreclosure or other means;

•	the supply of commercial mortgage loans and the resulting impact on our strategy;

•	litigation;

•	our inability to retain and hire consultants and employees necessary to execute our business strategy;

•	the lack of a secondary market for our loans that impairs our ability to diversify our portfolio;

•	lack of access to public and private capital markets;

•	the short-term nature of the loans we originate;

•	risks of holding subordinated loans;

•	lender due diligence risks;

•	recent legislative initiatives;

•	government regulation;

•	failure to maintain our exemption from registration under the Investment Company Act;

•	lender loan covenants that restrict our liquidity;

•	our ability to secure joint venture partners on development projects;

•	risks related to additional borrowings;

•	that our liquidity is subject to a cash management agreement or other controlled accounts;

•	restrictive covenants that are contained in debt agreements;

•	the risks our borrowers are exposed to that could impair their ability to repay our loans;

•	inability of our commercial borrowers to generate sufficient income from their operating properties to repay our loans;

•	declines in value of our real estate collateral arising from inaccurate estimates of value due to management or appraisal errors or subsequent events;

•	failure of our underwriting standards;

•	that the guarantors of our mortgage loans will have insufficient assets or resources to support their guarantees;

•	a decline in the fair value of our assets;

•	uncertainty relating to assets valued at fair value;

•	reductions in income resulting from our borrowers’ refinancing their loans at lower interest rates;

•	the adverse effects on our business of increasing interest rates;

•	competition;

•	geographic concentration in our loan and REO portfolio;

•	protection of our rights as a secured lender;

•	exposure to liability under lender liability laws;

•	inadequate insurance coverage on the REO properties we acquire;

•	hazardous substances on the REO properties we acquire;

•	our inability to utilize our tax net operating losses;

•	continued decline in economic conditions;

•	reliance on key personnel;

•	conflicts of interest relating to existing contractual agreements;

•	complex accounting rules;

•	our failure to maintain adequate internal controls;

•	our ability to change our business, leverage and financing strategies without stockholder consent;

•	use of liquidity to pay required preferred dividends;

•	covenants relating to the issuance of preferred stock that restrict our ability to take certain actions;

•	restrictions on the payment of dividends to common stockholders;

•	dilution resulting from future issuances of debt and equity securities;

•	provisions in our certificate of incorporation, bylaws and Delaware law that could impede or delay an acquisition of the Company; and

•	other factors listed in Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Through our traditional credit analysis coupled with real estate valuation techniques used by developers, we have invested in real estate assets with a carrying value of $156.1 million as of June 30, 2016, comprised primarily of owned property acquired through foreclosure with a carrying value of $155.7 million. Our owned property consists of operating properties, REO held for sale and other REO assets. Our mortgage loans and REO held for sale are being marketed for disposition within the next twelve months. During the six months ended June 30, 2016, we sold five REO assets (or portions thereof) for $3.3 million, net of selling costs, which resulted in a net gain of approximately $0.2 million and one mortgage loan for $3.0 million, net of selling costs, which resulted in a net loss of approximately $0.1 million. We also received $7.6 million in principal mortgage payments during the six months ended June 30, 2016.

During the six months ended June 30, 2016 we reclassified certain REO assets from operating properties, REO held for development and Other REO to REO held for sale due to management’s decision to dispose of such assets and efforts taken to achieve such disposal.

As of June 30, 2016, our operating properties consisted of the following:

•
Two operating hotels located in Sedona, Arizona. One of the hotels is an 89-room resort hotel with an on-site restaurant and spa known as L’Auberge de Sedona (“L’Auberge”). Our other hotel property is Orchards Inn, a 70-room limited-service hotel with a restaurant located adjacent to the hotel. The Company began a capital improvement program at these properties in mid-2015 which was substantially completed by the end of the second quarter of 2016.

•
A 196-unit multi-family residential leasing development located in Apple Valley, Minnesota known as Gabella. The first 98 units of this project were completed and commenced leasing in the fourth quarter of 2015, and the second 98 units were completed and commenced leasing in the first quarter of 2016. The assets and liabilities of this operation were classified as REO held for sale as of June 30, 2016 as a result of management’s decision and actions to market that asset for sale.

•
A golf course operation in Bullhead City, Arizona which offers golf, spa and food and beverage operations. The assets of this operation were classified as REO held for sale as of June 30, 2016 as a result of management’s decision and actions to market that asset for sale.

In addition to managing its operating properties and engaging in on-going real estate development activities, management continues to aggressively pursue enforcement action against current and former borrowers through foreclosure and recovery of other guarantor assets. We recorded recovery income of $0.1 million during the three and six months ended June 30, 2016.

During the six months ended June 30, 2016, we repaid a $5.4 million note payable to a bank upon collection of the mortgage receivable that served as collateral for that loan. In addition, we secured a $4.0 million revolving line of credit from a related party, of which $2.5 million was drawn during the period ended June 30, 2016.
Continuing Challenges

We continue to face a number of challenges impacting our financial performance including, but not limited to, the following:

1.
We have been unable to fully fund our operations, including interest expense and preferred dividend obligations, out of income from ongoing operations, and as such, we remain dependent on borrowings and sales of real estate assets to generate sufficient cash to sustain operations;

2.
Despite our efforts to expedite the sale of our assets through reduced pricing and increased marketing, the velocity of asset sales has been slower than desired or anticipated. This has been attributed to various factors including, but not limited to, a constrained financing market for certain of our assets, longer than expected due diligence periods, and that certain of our REO assets are held in less desirable local markets;

3.	While we have sought various financing alternatives during the first six months of 2016, we have been unable to secure new or replacement financing at favorable terms; and

4.
Certain loan guarantee agreements contain a minimum liquidity covenant which has the effect of restricting the use of our cash to fund operations, engage in new development activities or acquire additional assets, thereby negatively impacting our operating results.

Key Operational Aspects

•
Our net losses for the three and six months ended June 30, 2016 were $4.5 million and $9.3 million, respectively, compared to net income of $5.2 million and $2.8 million for the three and six months ended June 30, 2015, respectively.

•	Our total assets were $178.3 million as of June 30, 2016 compared to $185.8 million as of December 31, 2015.

•	Our total revenue decreased by $0.2 million and $2.8 million, to $9.2 million and $16.1 million for the three and six months ended June 30, 2016, respectively, from the corresponding periods in 2015.

•
We recorded recoveries of credit losses of $0.1 million for the three and six months ended June 30, 2016, compared to $9.7 million and $10.7 million, respectively, for the three and six months ended June 30, 2015.

•
Basic net income (loss) per common share for the three and six months ended June 30, 2016 was $(0.36) and $(0.72), respectively, compared to $0.23 and less than $0.01 for the three and six months ended June 30, 2015. Diluted net income (loss) per share for the three and six months ended June 30, 2016 was $(0.36) and $(0.72), respectively, compared to $0.13 and less than $0.01 for the three and six months ended June 30, 2015.

Results of Operations for the Three and Six Months Ended June 30, 2016 Compared to the Three and Six Months Ended June 30, 2015

Revenues (dollars in thousands)
	Three Months Ended June 30,				Six Months Ended June 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Operating Property Revenue	$9,021	$8,894	$127	1.4%	$15,592	$16,078	$(486)	(3.0)%
Investment and Other Income	77	304	(227)	(74.7)%	171	2,154	(1,983)	(92.1)%
Mortgage Loan Income, Net	96	175	(79)	(45.1)%	313	673	(360)	(53.5)%
Total Revenue	$9,194	$9,373	$(179)	(1.9)%	$16,076	$18,905	$(2,829)	(15.0)%

Operating Property Revenue. For the three months ended June 30, 2016, operating property revenue was $9.0 million as compared to $8.9 million for the three months ended June 30, 2015, an increase of $0.1 million, or 1.4%. The increase in operating property revenue for the three month period is primarily attributable to a higher combined average daily rate (“ADR”) at the Company’s hotel properties during the second quarter of 2016. The ADR for the Company’s hotel properties during the three months ended June 30, 2016 was $393, compared to $314 during the same period of 2015. The increase in ADR was partially offset by decreased occupancy rates at these hotels. The hotels recognized occupancy of 79.7% during the three months ended June 30, 2016, compared to occupancy of 85.3% during the same period of 2015. During the six months ended June 30, 2016, operating property revenue was $15.6 million compared to $16.1 million for the six months ended June 30, 2015, a decrease of $0.5 million or 3.0%. The decrease in operating property revenue for the six month period is primarily attributed to lower occupancy at our two hotels, partially offset by higher ADR. The hotels recognized occupancy of 72.5% and ADR of $364 during the six months ended June 30, 2016, compared to occupancy of 81.4% and an ADR of $305 during the same period of 2015. Also contributing to the increase in operating property revenues for the three and six months ended June 30, 2016 was our Gabella residential leasing project which commenced operations in the fourth quarter of 2015 which was partially offset by the loss of lease revenues due to the sale of our commercial office building in August 2015.

Investment and Other Income. Investment and other income during the three and six months ended June 30, 2016 consisted primarily of land rental income. For the three months ended June 30, 2016, investment and other income was $0.1 million compared to $0.3 million for the three months ended June 30, 2015, a decrease of $0.2 million, or 74.7%. The decrease for the three month period is primarily attributable to the sale of an easement onto one of our REO - Legacy properties during the second quarter of 2015. The investment and other income for the six months ended June 30, 2016 was $0.2 million compared to $2.2 million during the same period of 2015, a decrease of $2.0 million or 92.1%. The $2.0 million decrease is primarily attributable to a settlement payment received on a limited guarantee provided by the Company relating to a previous preferred equity investment when the borrower secured a replacement guarantor on the senior loan during the first quarter 2015, as well as the cessation of the limited guarantee quarterly payments in the second quarter of 2015.

Mortgage Loan Income, Net. For the three and six months ended June 30, 2016, mortgage loan income was $0.1 million and $0.3 million, respectively, as compared to $0.2 million and $0.7 million for the three and six months ended June 30, 2015, respectively, a decrease of $0.1 million, or 45.1%, for the three month period, and $0.4 million, or 53.5%, for the six month period. The decreases in mortgage loan income for the three and six months is primarily attributable to a decrease in the balance of our outstanding loan portfolio due to loan sales and payoffs during the second half of 2015 and the first half of 2016, coupled with a lower average income-earning portion of our loan portfolio in 2016 resulting from loan payoffs.

Costs and Expenses (dollars in thousands)

	Three Months Ended June 30,				Six Months Ended June 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Operating Property Direct Expenses (exclusive of Interest and Depreciation)	$6,724	$6,573	$151	2.3%	$12,343	$12,217	$126	1.0%
Expenses for Non-Operating Real Estate Owned	133	325	(192)	(59.1)%	291	613	(322)	(52.5)%
Professional Fees	1,262	1,045	217	20.8%	2,223	2,291	(68)	(3.0)%
General and Administrative Expenses	1,947	2,547	(600)	(23.6)%	3,862	4,740	(878)	(18.5)%
Interest Expense	2,304	2,417	(113)	(4.7)%	4,360	5,231	(871)	(16.7)%
Depreciation and Amortization Expense	1,197	651	546	83.9%	2,239	1,282	957	74.6%
Recovery of Credit Losses, Net	(120)	(9,745)	9,625	(98.8)%	(120)	(10,660)	10,540	(98.9)%
Impairment of REO	—	140	(140)	(100.0)%	—	140	(140)	(100.0)%
Loss (Gain) on Disposal of Assets, Net	226	239	(13)	(5.4)%	(22)	282	(304)	(107.8)%
Loss of Unconsolidated Subsidiaries	46	—	46	N/A	190	—	190	N/A
Total Costs and Expenses	$13,719	$4,192	$9,527	227.3%	$25,366	$16,136	$9,230	57.2%

Operating Property Direct Expenses (exclusive of Interest and Depreciation). Operating property direct expenses were $6.7 million for the three months ended June 30, 2016 compared to $6.6 million for the three months ended June 30, 2015, an increase of $0.1 million or 2.3%. For the six months ended June 30, 2016, operating property direct expenses were $12.3 million as compared to $12.2 million for the corresponding period in 2015. Despite the decrease in operating property revenues for the six months ended June 30, 2016, operating property direct expenses increased slightly as a percentage of operating property revenues, which is primarily attributed to the additional labor and equipment expenses incurred in connection with the renovations at our two operating hotel properties during the first two quarters of 2016.

Expenses for Non-Operating Real Estate Owned. Such expenses include property taxes, homeowners association (HOA) dues, utilities, and repairs and maintenance, as well as other carrying costs pertaining to non-operating properties. For the three months ended June 30, 2016, expenses for non-operating real estate owned assets were $0.1 million as compared to $0.3 million for the three months ended June 30, 2015, a decrease of $0.2 million, or 59.1%. For the six months ended June 30, 2016, expenses for non-operating real estate owned assets were $0.3 million as compared to $0.6 million for the six months ended June 30, 2015, a decrease of $0.3 million or 52.5%. The decreases are attributable to lower HOA dues, utilities, property taxes, insurance and licensing costs resulting from asset disposals between periods.

Professional Fees. For the three months ended June 30, 2016, professional fees were $1.3 million as compared to $1.0 million for the three months ended June 30, 2015, an increase of $0.2 million, or 20.8%. The increase for the three month period is due to increased legal costs primarily related to enforcement activities. For the six months ended June 30, 2016 professional fees were $2.2 million as compared to $2.3 million for the six months ended June 30, 2015, a decrease of 3.0%. The decrease in professional fees for the six months ended June 30, 2016 is primarily attributed to decreases in asset management costs as a result of asset disposals offset by increased guarantor enforcement costs.

General and Administrative Expenses. For the three months ended June 30, 2016, general and administrative expenses were $1.9 million as compared to $2.5 million for the three months ended June 30, 2015, a decrease of $0.6 million, or 23.6%. For the six months ended June 30, 2016, general and administrative expenses were $3.9 million as compared to $4.7 million, a decrease of $0.9 million or 18.5% The decrease in general and administrative expenses for the three and six months ended June 30, 2016 is primarily attributed to lower compensation and benefits, recruiting fees and marketing expenses, partially offset by higher due diligence expenses incurred in connection with our consideration of possible new investments.

Interest Expense. For the three months ended June 30, 2016, interest expense was $2.3 million as compared to $2.4 million for the three months ended June 30, 2015, a decrease of $0.1 million, or 4.7%. For the six months ended June 30, 2016, interest expense was $4.4 million as compared to $5.2 million, a decrease of $0.9 million or 16.7%. The decreases in the three and six month periods are attributed primarily to the lower average notes payable balances during the respective periods as a result of note payoffs.

Depreciation and Amortization Expense. For the three months ended June 30, 2016, depreciation and amortization expense was $1.2 million as compared to $0.7 million for the three months ended June 30, 2015, an increase of $0.5 million, or 83.9%. For the six months ended June 30, 2016, depreciation and amortization expense was $2.2 million as compared to $1.3 million for the corresponding period in 2015. The increase is primarily attributed to the commencement of leasing activities of the Gabella project and the related depreciation recorded on that property, as well as depreciation recorded on the assets related to the capital improvement program at our hotels and restaurants in Sedona.

(Gain) Loss on Disposal of Assets, Net. For each of the three months ended June 30, 2016 and 2015, loss on the disposal of assets totaled $0.2 million. For the six months ended June 30, 2016, we recorded a gain on the disposal of assets of $22,000 as compared to net losses of $0.3 million for the corresponding period in 2015. For the six months ended June 30, 2016, we sold or otherwise disposed of five REO assets (or portions thereof) for $3.3 million (net of selling costs) and one mortgage note for $3.0 million. During the six months ended June 30, 2015, we sold or otherwise disposed of two mortgage loans and seventeen REO assets (or portions thereof) for $25.3 million (net of selling costs). Given the nature of assets being sold, we cannot always reliability predict the profitability, timing, or volume of these transactions.

Recovery of Credit Losses, Net. For the three months ended June 30, 2016, we recorded recovery of credit losses of $0.1 million, as compared to $9.7 million for the three months ended June 30, 2015, a decrease of $9.6 million. For the six months ended June 30, 2016, we recorded recovery of credit losses of $0.1 million as compared to $10.7 million for the same period of 2015. The decrease is due to the substantial recoveries received in the second quarter of 2015 as a result of our receipt of cash and other asset collections resulting from our enforcement activities.

Loss of Unconsolidated Subsidiaries. For the three and six months ended June 30, 2016, loss of unconsolidated subsidiaries was $46,000 and $0.2 million, respectively. These losses were incurred on our Lakeside JV that was formed in the fourth quarter of 2015, and are for normal operational expenses such as taxes and management fees.

Impairment of REO. We recorded no impairment charges on our REO assets for the three and six months ended June 30, 2016. For the three and six months ended June 30, 2015, we recorded impairment charges of $0.1 million resulting from our quarterly fair value analysis.

Operating Segments

Our operating segments reflect the distinct business activities from which revenues are earned and expenses incurred that are evaluated regularly by our executive management team in assessing performance and in deciding how to allocate resources. As of and for the three and six months ended June 30, 2016 and 2015, our reportable segments consisted of the following:

Hospitality and Entertainment Operations — Consists of revenues less direct operating expenses, depreciation and amortization relating to hotel, golf, spa, and food & beverage operations. This segment also reflects the carrying value of such assets and the related financing and operating obligations.

Mortgage and REO – Legacy Portfolio and Other Operations — Consists of the collection, workout and sale of new and legacy loans and REO assets, including the financing of such asset sales, the carrying costs of such assets and other related expenses. This segment also reflects the carrying value of such assets and the related financing and operating obligations. This segment also consists of rental revenue and tenant recoveries less direct property operating expenses (maintenance and repairs, real estate taxes, management fees, and other operating expenses), depreciation and amortization from commercial and residential real estate leasing operations, and the carrying value of such assets and the related financing and operating obligations.

Prior to June 30, 2016, the Company reported amounts for the commercial and residential real estate leasing operations in a separate segment titled Commercial and Residential Real Estate Leasing Operations. Commencing in the quarter ended June 30, 2016, and for all comparable periods presented in the following segment tables and discussion, the amounts and results of the previously reported Commercial and Residential Real Estate Leasing Operations segment have been combined with the Mortgage and REO - Legacy Portfolio and Other Operations segment. This reclassification aligns the Company’s reportable segments with the overall strategy of the Company since the related assets in the Commercial and Residential Real Estate Leasing Operations segment were classified as REO held for sale once it was economically feasible to dispose of such assets, as the Company did not intend to operate the assets on a long-term basis.

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

A comparative summary and analysis of the financial results for each of our operating segments during the three and six months ended June 30, 2016 and 2015 follows:

Hospitality and Entertainment Operations

	Three Months Ended June 30,				Six Months Ended June 30,
	2016	% of Consolidated Total	2015	% of Consolidated Total	2016	% of Consolidated Total	2015	% of Consolidated Total
Total Revenue	$8,574	93.3%	$8,396	89.6%	$14,916	92.8%	$15,200	80.4%
Expenses:
Operating Property Expenses (exclusive of interest and depreciation)	6,485	96.4%	6,198	94.3%	11,867	96.1%	11,520	94.3%
Total Operating Expenses	6,485		6,198		11,867		11,520
Net Operating Income	2,089		2,198		3,049		3,680
Net Operating Income % of Revenue	24.4%		26.2%		20.4%		24.2%
Other Expenses:
Interest Expense	1,048	45.5%	1,048	43.4%	2,096	48.1%	2,036	38.9%
Depreciation and Amortization Expense	841	70.3%	598	91.9%	1,635	73.0%	1,176	91.7%
Other Expenses	1,889		1,646		3,731		3,212
Total Expenses	8,374	61.0%	7,844	187.1%	15,598	61.5%	14,732	91.3%
Net Income (Loss)	$200	(4.4)%	$552	10.7%	$(682)	7.3%	$468	16.9%

For the three months ended June 30, 2016 and 2015, the hospitality and entertainment operations segment revenues were $8.6 million and $8.4 million, respectively. The increase in revenue for the three months ended June 30, 2016 was primarily due to higher ADR at the hotels, partially offset by lower occupancy rates at the hotels. For the three months ended June 30, 2016, the hotels recognized a higher ADR of $393, but lower occupancy of 79.7%, as compared to $314 ADR and 85.3% occupancy for the same period in 2015. For the six months ended June 30, 2016 and 2015, the hospitality and entertainment operations segment revenues were $14.9 million and $15.2 million, respectively. The decrease in revenue for the six months ended June 30, 2016 was primarily due to lower occupancy rates, partially offset by higher ADR at the hotels. For the six months ended June 30, 2016, the hotels recognized occupancy rates of 72.5% and $364 ADR, as compared to occupancy rates of 81.4% and $305 ADR during the same period in 2015.

For the three months ended June 30, 2016, the golf course operation revenues saw an overall decrease of 0.5%, attributable to a 2.6% decrease in golf and related revenue per round ($76.65 and $78.66 for the three months ended June 30, 2016 and 2015, respectively), partially offset by a 2.1% increase in total rounds played (7,481 and 7,324 for the three months ended June 30, 2016 and 2015, respectively). The three month decrease in golf and related revenue per round is primarily attributed to unfavorable weather conditions during the second quarter of 2016. For the six months ended June 30, 2016, the golf course operation revenues saw an overall decrease of 6.6%, attributable to a 6.3% decrease in golf and related revenue per round ($72.87 and $77.77 for the six months ended June 30, 2016 and 2015, respectively), and a 0.3% decrease in total rounds played (19,533 and 19,587 for the six months ended June 30, 2016 and 2015, respectively).

The increase in hospitality and entertainment operations revenues as a percentage of total consolidated revenues for the three and six months ended June 30, 2016 as compared to the same period for 2015 is attributable to a lack of other income-producing assets and our continued efforts to sell assets and loans in our legacy portfolio. Unless and until we are able to generate sufficient liquidity and cash flow to make income-producing investments in other operating segments, the hospitality and entertainment operations segment is expected to be our primary source of total revenue.

For the three and six months ended June 30, 2016 and 2015, the hospitality and entertainment operations segment constituted the majority of total operating property direct expenses. Net operating income for the segment as a percentage of related revenue was 24.4% and 26.2% for the three months ended June 30, 2016 and 2015, respectively, and 20.4% and 24.2% for the six months ended June 30, 2016 and 2015, respectively. The decrease in net operating income percentages for the three and six months ended June 30, 2016 as compared to the same period in 2015 is primarily attributed to increased labor and equipment costs incurred in connection with the renovation projects at the hotels.

After interest, depreciation and amortization expenses, the hospitality and entertainment operations segment contributed net income of $0.2 million and $0.6 million to the total consolidated net income (loss) for the three months ended June 30, 2016 and 2015, respectively, and a net loss of $0.7 million and net income of $0.5 million to the total consolidated net income (loss) for the six months ended June 30, 2016 and 2015, respectively.

Mortgage and REO – Legacy Portfolio and Other Operations

	Three Months Ended June 30,				Six Months Ended June 30,
	2016	% of Consolidated Total	2015	% of Consolidated Total	2016	% of Consolidated Total	2015	% of Consolidated Total
Total Revenue	$620	6.7%	$912	9.7%	$1,137	7.1%	$3,639	19.2%
Expenses:
Operating Property Expenses (exclusive of interest and depreciation)	239	3.6%	375	5.7%	476	3.9%	697	5.7%
Expenses for Non-Operating Real Estate Owned	131	98.5%	324	100.0%	291	100.0%	611	99.7%
Professional Fees	791	62.7%	528	50.5%	1,286	57.8%	1,373	59.9%
General and Administrative Expenses	16	0.8%	101	4.0%	42	1.1%	147	3.1%
Other Expenses (Income):
Interest Expense	669	29.0%	900	37.2%	1,075	24.7%	1,589	30.4%
Depreciation and Amortization Expense	307	29.5%	1	—%	506	26.3%	1	—%
Loss (Gain) on Disposal of Assets, Net	226	100.0%	239	100.0%	(22)	100.0%	282	100.0%
Recovery of Credit Losses, Net	(120)	100.0%	(9,745)	100.0%	(120)	100.0%	(10,660)	100.0%
Impairment of Real Estate Owned	—	—%	140	100.0%	—	—%	140	100.0%
Loss of Unconsolidated Subsidiaries	46	100.0%	—	—%	190	100.0%	—	—%
Total Expenses, net	2,305	16.8%	(7,137)	(170.3)%	3,724	14.7%	(5,820)	(36.1)%
Net Income (Loss)	(1,685)	37.2%	8,049	155.4%	(2,587)	27.8%	9,459	341.6%
Net (Income) Loss Attributable to Noncontrolling Interests	18	100.0%	(586)	100.0%	73	100.0%	(586)	100.0%
Net Income (Loss) Attributable to Common Shareholders	$(1,667)	29.5%	$7,463	213.8%	$(2,514)	21.8%	$8,873	N/A

For the three months ended June 30, 2016 and 2015, the Mortgage and REO - Legacy Portfolio and Other Operations segment contributed 6.7% and 9.7% of total consolidated revenues, respectively. For the six months ended June 30, 2016 and 2015, the Mortgage and REO - Legacy Portfolio and Other Operations segment contributed 7.1% and 19.2% of total consolidated revenues, respectively. The decrease in segment revenue during the three months ended June 30, 2016, as compared to the same period in 2015, resulted primarily from reduced mortgage and investment income due to real estate asset sales and payoffs of certain mortgage loans, partially offset by a slight increase in the commercial and residential leasing operations due to the completion of the Gabella multifamily project in the first quarter of 2016. Gabella was approximately 73% leased and 67% occupied as of June 30, 2016. The decrease in segment revenue during the six months ended June 30, 2016, as compared to the same period in 2015, resulted primarily from reduced mortgage and investment income due to real estate asset sales and payoffs of certain mortgage loans, partially offset by a slight decrease in the commercial office leasing operations due to a full six months of the commercial leasing operation in 2015, which was sold in the third quarter of 2015, as compared to only four months of full operations for the Gabella multifamily project in 2016.

The Mortgage and REO - Legacy Portfolio and Other Operations segment contributed $2.3 million of total consolidated expenses for the three months ended June 30, 2016 and reduced total consolidated expenses (due to recoveries which offset expenses) by $7.1 million during the three months ended June 30, 2015. The Mortgage and REO - Legacy Portfolio and Other Operations segment contributed $3.7 million of total consolidated expenses for the six months ended June 30, 2016 and reduced total consolidated expenses by $5.8 million for the same period of 2015. The increase in net expenses for the three and six months ended June 30, 2016 as compared to the same periods in 2015, is primarily due to (i) reduced recoveries from prior credit losses through asset collections from guarantors and the assignment of equity interests as a result of our enforcement and collection efforts during the second quarter of 2015, (ii) increases in operating property expenses due to greater efficiency and lower operating costs for the Gabella residential leasing operation during the three and six months ended June 30, 2016, compared to the commercial leasing operation during the same periods in 2015 , and (iii) higher depreciation and amortization expense as the residential leasing assets were depreciated as they weren’t moved to REO held for sale until late in the second quarter of 2016, as opposed to the commercial leasing assets that had no depreciation as they were classified as held for sale during all of 2015, partially offset by (i) reduced expenses for non-operating real estate owned due to sales of certain legacy assets, (ii) a decrease in interest expense due to the payoff of two non-recourse loans totaling $28.8 million secured by certain legacy assets during the fourth quarter of 2015. The segment recognized recoveries of $0.1 million for the three and six months ended June 30, 2016, compared to $9.7 million and $10.7 million for the three and six months ended June 30, 2015, respectively.

After interest, depreciation and amortization expenses, and recoveries of credit losses, the Mortgage and REO - Legacy Portfolio and Other Operations segment contributed net losses of $1.7 million and $2.5 million to the total consolidated net losses for the three and six months ended June 30, 2016, respectively, and net income of $8.0 million and $9.5 million to the total consolidated net income for the three and six months ended June 30, 2015, respectively.

See “Note 3 – Mortgage Investments and Loan Sales” in the accompanying condensed consolidated financial statements and Item 2. - “Real Estate Owned, Lending Activities, and Loan and Borrower Attributes” for additional information regarding our loan portfolio.

Corporate and Other

	Three Months Ended June 30,				Six Months Ended June 30,
	2016	% of Consolidated Total	2015	% of Consolidated Total	2016	% of Consolidated Total	2015	% of Consolidated Total
Total Revenue	$—	—%	$65	0.7%	$23	0.1%	$66	0.3%
Expenses:
Expenses for Non-Operating Real Estate Owned	2	1.5%	1	0.3%	—	—%	2	0.3%
Professional Fees	471	37.3%	517	49.5%	937	42.2%	918	40.1%
General and Administrative Expenses	1,931	99.2%	2,446	96.0%	3,820	98.9%	4,593	96.9%
Interest Expense	587	25.5%	469	19.4%	1,189	27.3%	1,606	30.7%
Depreciation and Amortization Expense	49	4.1%	52	8.0%	98	4.4%	105	8.2%
Provision for Income Taxes	—	—%	—	—%	2	100.0%	—	—%
Total Expenses	3,040	22.2%	3,485	83.1%	6,046	23.8%	7,224	44.8%
Net Loss	(3,040)	67.2%	(3,420)	(66.0)%	(6,023)	64.8%	(7,158)	(258.5)%
Cash Dividend on Redeemable Convertible Preferred Stock	(533)	100.0%	(533)	100.0%	(1,067)	100.0%	(1,061)	100.0%
Deemed Dividend on Redeemable Convertible Preferred Stock	(620)	100.0%	(571)	100.0%	(1,227)	100.0%	(1,131)	100.0%
Net Loss Attributable to Common Shareholders	$(4,193)	74.1%	$(4,524)	(129.6)%	$(8,317)	72.2%	$(9,350)	N/A

Other than occasional, non-recurring miscellaneous revenue, the Corporate and Other segment does not generate any material revenues for the Company.

During the three months ended June 30, 2016 and 2015, the expenses in the Corporate and Other segment were $3.0 million and $3.5 million, respectively, or 22.2% and 83.1% of the Company’s consolidated expenses. The decline in expenses for this period is primarily attributable to reduced general and administrative costs due to reductions in compensation and related expenses and marketing expenses, partially offset by higher due diligence expenses. During the six months ended June 30, 2016 and 2015, the expenses in the Corporate and Other segment were $6.0 million and $7.2 million, respectively, or 23.8% and 44.8% of the Company’s consolidated expenses. The decline in expenses for this period is primarily attributable to (i) a decrease in interest expense due to the reduction of our outstanding notes payable balances; and (ii) reduced general and administrative costs due to reductions in compensation and related expenses, bank fees and franchise taxes, partially offset by higher due diligence expenses.

As a result of the above, for the three months ended June 30, 2016 and 2015, the Corporate and Other segment contributed losses of $3.0 million and $3.4 million to the Company’s consolidated net income (loss), respectively. The Corporate and Other segment contributed losses of $6.0 million and $7.2 million to the Company’s consolidated net income (loss) for the six months ended June 30, 2016 and 2015, respectively.

Real Estate Owned, Lending Activities, and Loan and Borrower Attributes

Operating Properties and Real Estate Held for Development or Sale

At June 30, 2016, we held total operating properties and REO assets of $155.7 million, of which $50.5 million were held for sale, $89.7 million were held as operating properties and $15.6 million were classified as other real estate owned. At December 31, 2015, we held total operating properties and REO assets of $152.9 million, of which $3.7 million were held for development, $5.3 million were held for sale, $116.2 million were held as operating properties and $27.7 million were classified as other real estate owned. Our properties are located in Arizona, Minnesota, New Mexico, Texas and California.

During the six months ended June 30, 2016, we sold five REO assets (or portions thereof) for $3.3 million (net of selling costs), resulting in a total net gain of $0.1 million. During the six months ended June 30, 2015, we sold seventeen REO assets (or portions thereof) for $11.6 million (net of selling costs), resulting in a net loss of $0.2 million.

The Company commenced a capital improvement program at its hospitality properties in Sedona, Arizona during the second quarter of 2015 which was substantially completed during the second quarter of 2016. We have incurred total project costs of $11.1 million through June 30, 2016, of which $4.8 million was incurred during the six months ended June 30, 2016.

During the fourth quarter of 2015, the first phase of our Gabella multifamily project began leasing operations. The second phase of Gabella commenced leasing operations in March 2016. During the six months ended June 30, 2016, we incurred development costs for Gabella totaling $2.9 million.

During the six months ended June 30, 2016, we reclassified our Gabella multifamily project and our golf operations from operating properties to REO held for sale, as well as other certain REO assets from REO held for development and Other REO to REO held for sale, due to management’s decision and actions taken to market such assets for sale. Other REO includes those assets which are generally available for sale but, for a variety of reasons, are not currently being marketed for sale, or those which are not expected to be disposed of within 12 months. Aside from these reclassifications, there were no material changes with respect to REO classifications or planned development during the six months ended June 30, 2016, other than as a result of REO asset sales and capitalized development costs.

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

As of June 30, 2016, the Company had contributed $3.6 million to Lakeside JV and is obligated to contribute up to an additional $0.6 million per the project’s initial operating budget. During the quarter ended June 30, 2016, the Company provided no financial or other support to Lakeside JV that was not contractually required. Equity balances are subject to a 12% preferred return, compounded quarterly. Once the preferred return is distributed, a combination of pro rata distributions and additional distributions to PCD are to be made until PCD and the Company each receive a 26% internal rate of return. Thereafter, 50% of the balance is to be distributed pro rata to each party and 50% is to be paid to PCD.

Costs related to the development or improvements of the Company’s real estate assets are generally capitalized and costs relating to holding the assets are generally charged to expense. Cash outlays for capitalized development costs totaled $8.3 million during the six months ended June 30, 2016. In addition, costs and expenses related to operating, holding and maintaining such properties (including property taxes), which are expensed and included in property taxes and other operating expenses for REO assets in the accompanying condensed consolidated statement of operations, totaled $6.9 million and $12.6 million for the three and six months ended June 30, 2016, respectively, and $6.9 million and $12.8 million for the three and six months ended June 30, 2015, respectively. We intend to continue the process of disposing of a significant portion of our existing assets, individually or in bulk, which may result in the reclassification of a greater portion of our REO assets as held for sale.

See “Note 4 – Operating Properties and Real Estate Held for Development or Sale” in the accompanying condensed consolidated financial statements for additional information.

Lending Activities

As of June 30, 2016, our loan portfolio consisted of three first mortgage loans with an aggregate carrying value of $0.4 million, of which two such loans have a zero carrying value. In comparison, as of December 31, 2015, our loan portfolio consisted of six first mortgage loans with an aggregate carrying value of $11.1 million. During the six months ended June 30, 2016, we sold one loan for $3.0 million (net of selling costs), which resulted in a loss of $0.1 million and received principal payoffs totaling $7.6 million. We did not originate any loans during the six months ended June 30, 2016. During the six months ended June 30, 2015, we originated no new loans, foreclosed on two loans in default with a carrying value of $0.9 million and sold two loans with a carrying value of $13.7 million for a loss of $0.1 million. As of June 30, 2016 and December 31, 2015, the valuation allowance represented 97.2% and 53.6%, respectively, of the total outstanding loan principal and interest balances.

Geographic Diversification

As of June 30, 2016, the collateral for our portfolio loans is located in New Mexico and California. As of December 31, 2015, 96.9% of our portfolio loan carrying value was attributed to collateral located in Arizona and California. Unless and until we resume meaningful lending activities, our ability to diversify the geographic aspect of our loan portfolio remains significantly limited and we expect little change in our loan portfolio profile in future periods until such time. The change year over year in the geographic diversification of our loans is primarily attributed to loan payoffs and sales.

See “Note 3 – Mortgage Investments and Loan Sales” in the accompanying condensed consolidated financial statements for additional information regarding our loan portfolio.

Interest Rate Information

At June 30, 2016, one of our three loans was performing and had an aggregate principal balance of $0.4 million and a contractual annual interest rate of 11.0%. At December 31, 2015, four of our six loans were performing and had an aggregate principal balance of $11.1 million and a weighted average annual interest rate of 10.5%.

See “Note 3 – Mortgage Investments and Loan Sales” in the accompanying condensed consolidated financial statements for additional information regarding interest rates for our loan portfolio.

Loan and Borrower Attributes

The collateral supporting our loans historically have consisted of fee simple real estate zoned for residential, commercial or industrial use. The real estate could be in any stage of development from unimproved land to finished buildings with occupants or tenants.

As of June 30, 2016, the original projected end-use of the collateral under our loans was comprised of 97.2% residential and 2.8% for commercial. As of December 31, 2015, the original projected end-use of the collateral under our loans was comprised of 65.9% residential, 31.4% mixed-use and the balance for commercial.

See “Note 3 – Mortgage Investments and Loan Sales” in the accompanying condensed consolidated financial statements for additional information regarding the classification of our loan portfolio.

Changes in the Portfolio Profile — Scheduled Maturities

As of June 30, 2016, the outstanding principal and interest balance of our portfolio loans, net of the valuation allowance, have scheduled principal paydowns or maturities as follows:

Quarter	Outstanding Balance	Percent	#
Matured	$12,682	97.2%	2
Thereafter	362	2.8%	1
Total Principal and Interest	13,044	100.0%	3
Less: Valuation Allowance	(12,682)
Net Carrying Value	$362

The entire balance of the matured loans has been fully reserved.

See “Note 3 – Mortgage Investments and Loan Sales” in the accompanying condensed consolidated financial statements for additional information regarding loan modifications.

Important Relationships Between Capital Resources and Results of Operations

Summary of Existing Loans in Default

At June 30, 2016, two of the three loans held in our loan portfolio were in default and fully reserved. We may exercise enforcement action which could lead to foreclosure or other disposition with respect to those loans. However, the completion and/or timing of any enforcement action with respect to these loans is dependent on several factors, including, but not limited to, applicable state statutes, potential bankruptcy filings by the borrowers, and the nature and extent of existing liens against such real estate collateral.

See “Note 3 – Mortgage Investments and Loan Sales” in the accompanying condensed consolidated financial statements for additional information regarding loans in default.

Valuation Allowance and Fair Value Measurement of Loans and Real Estate Held for Sale

A discussion of our valuation allowance, fair value measurement and summaries of the procedures performed in connection with our fair value analysis as of June 30, 2016 is presented in Note 6 of the accompanying condensed consolidated financial statements.

Based on the results of our evaluation and analysis, we did not record a non-cash provision for credit losses on our loan portfolio during the three or six months ended June 30, 2016. However, we recorded net recoveries of credit losses of $0.1 million during the three and six months ended June 30, 2016, and net recoveries of credit losses of $9.7 million and $10.7 million during the three and six months ended June 30, 2015, respectively, relating to the collection of cash and other assets from guarantors on certain legacy loans. We did not record any impairment charges for real estate owned during the three or six months ended June 30, 2016, and recorded an impairment charge of $0.1 million for real estate owned during the three and six months ended June 30, 2015.

As of June 30, 2016 and December 31, 2015, the valuation allowance totaled $12.7 million and $12.9 million, respectively, representing 97.2% and 53.6%, respectively, of the total outstanding loan principal and accrued interest balances.

Leverage to Enhance Yields

We have not historically employed a significant amount of leverage to enhance our investment yield although we may employ such leverage in the future if deemed appropriate.

Current and Anticipated Borrowings and Activity

During 2015, the Company, through various of its subsidiaries, entered into a series of loan agreements, promissory notes and related agreements with Calmwater Capital 3, LLC (“Calmwater”) for three loans in the aggregate principal amount of $78.8 million for the purposes of refinancing 1) the Company’s $36.0 million senior secured loan with NWRA Ventures I, LLC (“NW Capital”) and 2) the Company’s $24.8 million note payable from a bank, as well as to provide working capital for certain development activities and operational costs. The Company used $4.0 million of the Calmwater loan proceeds to fund a portion of its $11.5 million equity commitment for the construction of Gabella and $2.0 million to complete the capital improvement program at the Company’s hotel properties and restaurants located in Sedona, Arizona, which commenced in the second quarter of 2015 and was substantially completed during the second quarter of 2016. The balance of the loan proceeds was used for working capital, reserves and certain fees.

The general terms of the respective Calmwater loans are as follows:

•
A $50.0 million non-recourse loan secured by first liens on the Company’s two operating hotel properties and restaurants located in Sedona, Arizona (“the Sedona Loan”). The Sedona Loan requires interest only payments which began on March 1, 2015 and bears annual interest at a base equal to the sum of: (i) the greater of (A) 0.50% per annum or (B) LIBOR (as defined) plus (ii) 6.75% per annum. In connection with this loan, the Company entered into an interest rate cap agreement for the initial two-year term of the loan with a LIBOR-based strike rate, which the Company elected to expense upon execution. The Sedona Loan has a maturity date of February 1, 2018. The Company has an option to extend the maturity date for two consecutive 12-month periods, provided that 1) there are no outstanding events of default, 2) the Company obtains an extended interest rate cap agreement, and 3) the Company complies with the other applicable terms set forth in the loan agreement, including the payment of an extension fee of $0.5 million. The Sedona Loan is subject to a non-recourse carve-out guaranty by the Company which also includes a guarantee of completion of certain capital improvements at the Company’s hotel properties.

The Sedona Loan contains customary affirmative and negative covenants, including, but not limited to: (i) a $5.0 million liquidity balance during 2016; (ii) a minimum net worth of the Company of no less than $50.0 million; and (iii) DSCR and minimum NOI requirements measured on a trailing 12 month basis. During the three months ended March 31, 2016, the hotels did not meet these DSCR and NOI requirements during the first quarterly measurement period, for which the lender provided a one-time forbearance through June 30, 2016. The hotels met the DSCR and NOI requirements during the second quarterly reporting period ended June 30, 2016. However, there is no assurance that the hotels will meet the DSCR and/or NOI requirements in future quarterly reporting periods.  In the event that they do not meet such requirements, we would seek a supplemental forbearance from the lender, although there is no assurance that such a forbearance would be granted. For purposes of the minimum net worth requirement, the lender has agreed that the carrying value of our redeemable convertible preferred stock is considered a component of shareholder’s equity. The Sedona Loan also requires the Company to fund customary annual interest, tax, insurance, and furniture, fixtures and equipment reserve accounts, each of which are pledged as additional collateral for the Sedona Loan. Additional construction reserves were required in connection with the capital improvement program as well as funding for contractor liens filed in connection with the project. The Sedona Loan also contains customary events of default, the occurrence of which could result in the acceleration of the obligations under the loan and, under certain circumstances, the application of a default interest rate during the existence of an event of default at a rate equal to 5.0% in excess of the note rate. The Company is permitted to make optional prepayments at any time, subject to a .50% prepayment premium if paid prior to February 1, 2017, and other conditions set forth in the loan agreement. Thereafter, the Company may prepay the Sedona Loan in full or in part without prepayment premium costs.

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

Exchange Notes

Under the terms of a previous class action settlement, we conducted an offering of our five-year, 4%, unsecured notes in exchange for common stock held by participating shareholders (“Exchange Offering”). The Exchange Offering was completed in April 2014 and we issued Exchange Offering notes (“EO Notes”) with an aggregate face value of $10.2 million, which were recorded by the Company at fair value. The estimated fair value of the EO Notes was $6.4 million based on an imputed effective yield of such notes of 14.6% (as compared to the note rate of 4%) resulting in an original debt discount of the EO Notes of $3.8 million, with a balance of $2.4 million and $2.8 million as of June 30, 2016 and December 31, 2015, respectively. This discount amount is being amortized as an adjustment to interest expense using the effective interest method over the term of the EO Notes. The amortized discount added to the principal balance of the EO Notes during the six months ended June 30, 2016 totaled $0.3 million. Interest is payable quarterly in arrears each January, April, July and October. The EO Notes mature on April 28, 2019, and may be prepaid in whole or in part without penalty at the option of the Company. However, subject to certain minimum cash and profitability conditions, the terms of the EO Notes may require a 50% prepayment on April 29, 2018.

Notes Payable and Special Assessment Obligations, Assets Held for Sale

During the quarter ended June 30, 2016, the Company reclassified certain of its assets to REO held for sale as a result of management’s decision and actions to dispose of such assets. In accordance with GAAP, we have similarly reclassified the corresponding debt relating to such assets which includes each of the following notes payable and special assessment obligations. In addition to these liabilities, we have a $2.5 million line of credit obligation due to a related party as described below whose payoff is tied to the sale of one of our assets held for sale. We have classified that indebtedness in notes payable to related parties in the accompanying condensed consolidated balance sheet.

Construction Loan

In October 2014, the Company secured a construction loan in connection with the Gabella development in the amount of $24.0 million pursuant to a Construction Loan Agreement entered into between Bank of the Ozarks (“Ozarks”) and IMH Gabella (the “Construction Loan”). The Company has made draws totaling $20.9 million on the Construction Loan as of June 30, 2016. The Construction Loan is secured by a first lien mortgage on the project, as well as certain adjacent parcels that are planned for future development, improvements thereon, and an assignment of rents and revenues. As of June 30, 2016 and December 31, 2015, the total carrying value of the land and improvements totaled $30.3 million and $27.8 million, respectively. Unless there is an event of default, the Construction Loan bears annual interest at the greater of (i) three-month LIBOR plus 375 basis points, or (ii) 4.25%. The loan matures October 20, 2017, provided, however, that the initial term may be extended for two additional one-year terms subject to the satisfaction of certain conditions, including the payment of an extension fee equal to 0.25% of the then outstanding principal balance of the Construction Loan. Interest only payments on any outstanding principal commenced on November 1, 2014 and monthly payments of principal and interest will commence on the earlier of (i) December 1, 2016 and (ii) the first month following stabilization (as defined in the loan agreement).

The Construction Loan is also subject to a completion, repayment, and carve-out guaranties by the Company and requires the Company to maintain a minimum liquidity balance of $7.5 million throughout the term of the loan. During the first quarter of 2016 and again subsequent to June 30, 2016, we fell below the $7.5 million liquidity requirement, resulting in a non-compliance event under the terms of our guaranty. The lender has, to-date, not taken any enforcement action with respect to this non-compliance event. While we restored our unrestricted cash balance to above $7.5 million during the quarter ended June 30, 2016, there is no assurance that we will be able to maintain adequate cash and cash equivalents to be available to meet this liquidity requirement or that the lender will not elect to exercise its non-compliance event rights under the loan.

In the event of prepayment of the Construction Loan prior to October 20, 2016, the Company would have to pay a prepayment penalty equal to two years of contractual interest less non-default interest paid through the prepayment date. After October 20, 2016, the Construction Loan may be prepaid without penalty.

Special Assessment Obligations

As of June 30, 2016 and December 31, 2015, obligations arising from our allocated share of certain community facilities district special revenue bonds and special assessments had carrying values of $3.9 million and $4.1 million, respectively. These obligations are described below.

One of the special assessment obligations had an outstanding balance of $3.1 million and $3.2 million as of June 30, 2016 and December 31, 2015, respectively, and has an amortization period that extends through April 30, 2030, with an annual interest rate ranging from 5% to 6%. This special assessment obligation is secured by certain real estate held for sale consisting of 171 acres of unentitled land located in Buckeye, Arizona which had a carrying value of $5.3 million at June 30, 2016.

The other special assessment obligations are comprised of a series of special assessments that collectively had an outstanding balance of $0.9 million as of June 30, 2016 and December 31, 2015. These special assessment obligations have amortization periods that extend through 2022, with annual interest rates ranging from 6% to 7.5%. These special assessment obligations are secured by certain real estate consisting of 7 acres of unentitled land located in Dakota County, Minnesota, which land has a carrying value of $3.7 million at June 30, 2016.

The responsibility for the repayment of each of the foregoing special assessment obligations rests with the owner of the property and would transfer to the buyer of the related real estate upon sale. Accordingly, if the assets to which these obligations relate are sold before the full amortization period of such obligations, the Company would be relieved of any further liability since the buyer would assume the remaining obligations. Nevertheless, these special assessment obligations are deemed to be obligations of the Company in accordance with GAAP because they are fixed in amount and for a fixed period of time. During the six months ended June 30, 2016, we made principal repayments in the amount of $0.2 million on these special assessment obligations.

Development Assistance Note Payable

In connection with the Gabella project, we entered into, among other agreements, a business subsidy agreement and related loan agreement dated March 29, 2013, as amended on July 10, 2014, with the EDA. Under the terms of the business subsidy agreement, the EDA agreed to advance to us up to $1.1 million as a loan. As of June 30, 2016 and December 31, 2015, the total amount advanced to us under the EDA loan agreement was $0.8 million. In no event is the amount of the EDA loan to exceed the amount received from Dakota County, Minnesota for the statutory penalty and interest on special assessment taxes which were assessed in the tax years 2007 through 2011. The special assessment taxes and related statutory penalties and interest were fully repaid as of December 31, 2015. The EDA loan bears interest at the rate of 6.0% per annum which accrues until the loan is paid in full or is forgiven by the EDA. The Company met its performance obligation to complete the Gabella project prior to April 30, 2016, and we have received a certificate of occupancy for the project, and we believe we will meet the other requirements of the business subsidy agreement that will result in forgiveness of the loan in the third quarter of 2016. If it is determined that we did not meet the specified requirements, the loan and all accrued unpaid interest is due December 31, 2016. In addition, in order to retain the benefits received under the business subsidy agreement, we are not allowed to sell, transfer or otherwise convey all or part of the property for a period of five years following completion without the prior written consent of the EDA. This would also require a buyer’s consent to assume any ongoing obligations under the business subsidy agreement. While we expect to obtain such consents in the event of a sale of Gabella, we have neither sought nor received such consents to date.

Other Notes Payable Activity

During the fourth quarter of 2015, a wholly-owned subsidiary of the Company borrowed $5.4 million pursuant to a non-revolving credit facility with the Banc of California, National Association (the “BOC Facility”). The BOC Facility was secured by a $7.2 million mortgage receivable, was guaranteed by the Company, was scheduled to mature April 30, 2016, and bore interest at a per annum rate equal to the greater of (i) the prime rate as published by The Wall Street Journal (the “WSJ Prime Rate”) plus 1.25%, or (ii) 4.5%. In March 2016, we repaid the balance of the BOC Facility in full upon collection of the mortgage receivable that served as collateral for that loan.

In addition, during the fourth quarter of 2015, we purchased real estate located in New Mexico that was previously owned by certain partnerships in which the Company was awarded equity interests. The purchase price for that real estate was $6.8 million, for which the seller provided seller-financing of $5.9 million. The seller note bears interest at the WSJ Prime Rate as of December 31, 2015 (recalculated annually) plus 2.00% for the first two years, and the WSJ Prime Rate plus 3.00% thereafter. Interest only payments are due on December 31 of each year with the principal balance and any accrued unpaid interest due at maturity on December 31, 2019. The note may be prepaid in whole or in part without penalty.
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

The SRE Note was originally scheduled to mature on the 91st day after full repayment of the Company’s then-senior loan. During 2015 and 2016, the Company entered into a series of amendments to extend the SRE Note’s maturity date. The currently scheduled maturity date is September 19, 2016. The Company paid all accrued interest at the date of each amendment and paid various extension fees totaling $0.3 million in 2015 and $0.2 million during the six months ended June 30, 2016, which fees have been or are being amortized over the loan term.

Revolving Line of Credit with Related Party

In March 2016, a subsidiary of the Company executed an agreement with SRE Monarch for a revolving secured line of credit facility (“SRE Revolver”). The SRE Revolver bears interest at a per annum base rate of 5% and has a term that expires on the earliest to occur of 1) June 23, 2016 (which may be extended for an additional three months subject to the payment of a $50,000 extension fee), 2) the sale of the land serving as collateral under the SRE Revolver, or 3) the sale of Gabella. The SRE Revolver is secured by certain land owned by a subsidiary of the Company with a carrying value of $5.3 million. The SRE Revolver had an initial advance limit of $2.5 million that may be increased to $4.0 million with 12 days written notice and the payment of a $25,000 fee. Additionally, upon each advance, the Company must pay a $50,000 advance fee. Upon entering into the SRE Revolver, the Company paid a facility fee and other closing costs totaling $0.2 million. All amounts advanced under the SRE Revolver may be prepaid in whole or in part without premium or penalty. During April 2016, we drew our initial advance in the amount of $2.5 million in order to provide additional working capital for the Company. In connection with the advance, we paid fees totaling $50,000 which are being amortized to interest expense using the effective interest method over the term of the line of credit. Additionally, we exercised our option to extend the SRE Revolver’s maturity date from June 23, 2016 to September 23, 2016, and paid extension fees of $50,000 to SRE Monarch.

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

Off-Balance Sheet Arrangements
General
We have equity interests in several off-balance sheet limited liability companies and limited partnerships recorded under the equity method as described in Note 5 of the accompanying unaudited condensed consolidated financial statements. Most of the limited liability companies and partnerships in which we have an interest are involved in the ownership and/or development of real estate. Wherever possible, the limited liability company or limited partnership will fund capital requirements or operational needs with cash from operations or financing proceeds. If additional capital is deemed necessary, the limited liability company or limited partnership may request a contribution from its respective members or partners, as appropriate, and we will evaluate such requests. Except as previously discussed, based on the nature of the activities conducted in these ventures, we cannot estimate with any reasonable degree of accuracy amounts that we may be required to fund in the short or long-term. However, we do not believe that additional funding of these limited liability companies or limited partnerships will have a material adverse effect on our financial condition or results of operations.

Debt

As of June 30, 2016 and December 31, 2015, certain of our unconsolidated limited liability companies and partnerships had outstanding indebtedness to third parties, all of which are non-recourse to us.
In certain instances, we provide “non-recourse carve-out guarantees” on certain non-recourse loans to certain subsidiaries. Certain of these loans have variable interest rates, which creates exposure in the form of market risk due to interest rate changes. As of June 30, 2016, we have provided guarantees for the following debt:

•
In October 2014, the Company entered into certain limited carve-out, completion and repayment guaranty agreements in connection with the Construction Loan between IMH Gabella and Ozarks. Pursuant to these guaranty agreements, the Company is responsible in the event of default, up to $12.0 million, which will be reduced to $6.0 million in the event that the Gabella project has stabilized rent for six months. Since the Company believes that the current fair value of the Gabella project exceeds the note amount due under the Construction Loan, the Company believes that it has no outstanding risk on these guarantees as of June 30, 2016.

•
In January 2015, the Company entered into a limited guaranty agreement in connection with the $50.0 million loan secured by our hotels and restaurants in Sedona, Arizona pursuant to which the Company is responsible in the event of default up to the entire loan amount of $50.0 million, as well as all required insurance and tax reserves. Since the Company believes that the current fair value of the property, which is secured by the lien, exceeds the note amount due under this loan, the Company believes that it has no outstanding risk on the guaranty as of June 30, 2016.

•
In October 2015, the Company entered into a limited guaranty agreement on the BOC Facility pursuant to which the Company is responsible in the event of default up to $5.4 million. The BOC Facility was repaid in full in the first quarter of 2016 and the Company’s guaranty was terminated.

Liquidity and Capital Resources
We require liquidity and capital resources for our general working capital needs, including, but not limited to, maintenance, development costs and capital expenditures for our operating properties and non-operating REO assets, professional fees, general and administrative operating costs, loan enforcement costs, costs on borrowings, dividends or distributions to shareholders, as well as to acquire our target assets. We expect our primary sources of liquidity over the next twelve months to consist of our current cash and restricted cash balances, revenues from operating properties, proceeds from borrowings, and proceeds from the disposition of our existing loan and REO assets held for sale.

Under the terms of our Gabella construction loan, the Company is required to maintain a minimum liquidity balance of $7.5 million. During the first quarter of 2016 and again subsequent to June 30, 2016, our unrestricted cash balance fell below this threshold, resulting in a non-compliance event under the terms of our guaranty. While the lender has, to date, not taken any enforcement action with respect to this non-compliance event, our failure to meet the minimum liquidity covenant in our guaranty, among other things, (i) entitles the lender to declare the entire construction loan outstanding principal and interest immediately due and payable; (ii) constituted a default under other loan obligations and non-compliance event under our Certificate of

Designation (for which a waiver was provided by our preferred shareholders); and (iii) may cause other third parties to terminate their business relationships with us, any one of which would have a materially adverse effect on our operations and financial conditions. While we restored our unrestricted cash balance to above $7.5 million during the quarter ended June 30, 2016, there is no assurance that we will be able to maintain adequate cash and cash equivalents to be available to meet this liquidity requirement or that the lender will not elect to exercise its non-compliance event rights under the loan. The Construction Loan also requires a minimum net worth of the Company of no less than $50.0 million.  For purposes of this requirement, the lender has agreed that the carrying value of our redeemable convertible preferred stock is considered a component of shareholders’ equity.

The lender under our loan secured by our Sedona hospitality assets requires a $5.0 million liquidity balance by the Company effective as of January 1, 2016. That loan also requires us to meet certain DSCR and minimum NOI requirements. During the three months ended March 31, 2016, the hotels did not meet these DSCR and NOI requirements during the quarterly measurement period, for which the lender provided a one-time forbearance through June 30, 2016.While the hotels met the DSCR and NOI requirements during the second quarterly reporting period ended June 30, 2016, there is no assurance that the hotels will meet the DSCR and/or NOI requirements in future quarterly reporting periods.  In the event that they do not meet such requirements, we would seek a supplemental forbearance from the lender, although there is no assurance that such a forbearance would be granted.

Unless and until we generate additional liquidity from the disposition of our assets or operations from our operating properties, we will likely need to seek additional short-term debt or alternative financing to fund our operations.

At June 30, 2016, we had cash and cash equivalents of $9.5 million and restricted cash and cash equivalents of $2.1 million, as well as loans held for sale totaling $0.4 million and REO held for sale of $50.5 million. The proceeds from these items, coupled with revenues generated from our operating properties, and proceeds from the issuance of debt, comprise our primary sources of liquidity and we believe they are sufficient to cover our liquidity needs over the next twelve months. However, there is no assurance that we will be successful in selling existing real estate assets in a timely manner or in obtaining additional financing, if needed, to sufficiently fund future operations or to implement our investment strategy.
Our requirements for and sources of liquidity and capital resources are described in more detail in our Annual Report on Form 10-K for the year ended December 31, 2015. There have been no material changes to our requirements for liquidity as of and for the six months ended June 30, 2016.
Cash Flows
Cash Used In Operating Activities
Cash used in operating activities was $3.5 million for the six months ended June 30, 2016 compared to $0.6 million for the six months ended June 30, 2015. Cash flows from operating activities consist primarily of cash generated from our operating properties, investment and other income, and mortgage income from our loan portfolio, offset by amounts paid for operating property expenses, property taxes and other operating costs for REO assets, professional fees, consulting fees, general and administrative expenses, non-cash recoveries, interest incurred on our notes payable, and other operating expenses.
Cash Provided By Investing Activities
Net cash provided by investing activities was $6.1 million for the six months ended June 30, 2016 compared to $8.9 million for the six months ended June 30, 2015. Primary sources of cash from investing activities for 2016 included $6.3 million from sales of REO assets and mortgage loans, and $7.6 million from the payoffs of mortgage loans, offset by $8.3 million in investments in real estate properties owned. Primary sources of cash from investing activities for six months ended June 30, 2015 primarily consisted of proceeds from mortgage loan sales of $13.7 million and proceeds from asset sales and recoveries of $11.6 million, offset by capital costs paid for REO assets of $16.2 million.
Cash Used In Financing Activities
Net cash used in financing activities was $0.6 million for the six months ended June 30, 2016 compared to $0.5 million for the six months ended June 30, 2015. During 2016, we drew financing proceeds of $6.6 million from our construction loan and our related party line of credit, repaid notes payable totaling $5.6 million, paid debt issuance costs of $0.5 million, and paid preferred dividends of $1.1 million. During the six months ended June 30, 2015, we generated $82.4 million from the issuance of notes payable which was partially offset by an increase in restricted cash of $17.1 million, the repayment of notes payable of $61.7 million, debt issuance costs of $3.0 million and preferred dividend payments of $1.1 million.

Critical Accounting Policies
Our critical accounting policies are disclosed in our previously filed Annual Report on Form 10-K for the fiscal year ended December 31, 2015.  As of June 30, 2016, there have been no significant changes in our critical accounting policies from December 31, 2015, except as disclosed in Note 2 of the unaudited condensed consolidated financial statements included in this Form 10-Q.
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

Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2016. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of these disclosure controls and procedures were effective as of June 30, 2016.

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) and 15d-15(f) under the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Also, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2016, utilizing the 2013 framework established in Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on their assessment, we determined that the Company’s internal control over financial reporting was effective as of June 30, 2016.

This report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting since the Company is a smaller reporting company under the rules of the SEC.

PART II

Item 1.	Legal Proceedings.

The status of our legal proceedings is provided in Note 10 – “Commitments and Contingencies – Legal Matters” of the accompanying unaudited condensed consolidated financial statements and is incorporated herein by reference.

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

In 2014, IMH Gabella, LLC (“IMH Gabella”), a subsidiary of the Company, secured a construction loan in connection with the development of a multi-family project in Apple Valley, Minnesota. Funding under this loan commenced during the second quarter of 2015. The construction loan is subject to a completion and repayment carve-out guarantee by the Company and requires the Company to maintain a minimum liquidity balance of $7.5 million. During March 2016 and again subsequent to June 30, 2016, we fell below the $7.5 million liquidity threshold resulting in a non-compliance event under the terms of the guarantor agreement relating to the construction loan, which resulted further in a non-compliance event under the terms of our Certificate of Designation of Series B-1 Cumulative Convertible Preferred Stock and Series B-2 Cumulative Convertible Preferred Stock (“Certificate of Designation”). While the lender has not taken any enforcement action regarding this non-compliance event, and we have obtained a waiver from our preferred shareholders for this non-compliance event under the Certificate of Designation, the non-compliance event could have a material adverse effect on our business, results of operations and financial position.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Description
3.1	Certificate of Incorporation of IMH Financial Corporation (filed as Exhibit 3.2 to the Quarterly Report on Form 10-Q filed on August 23, 2010 and incorporated by reference).
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

3.2	Third Amended and Restated Bylaws of IMH Financial Corporation (filed as Exhibit 3.2 to Current Report on Form 8-K filed on July 29, 2014 and incorporated by reference).
10.51	Offer Letter between IMH Management Services, LLC and Samuel J. Montes dated April 13, 2016 (filed as Exhibit 10.1 to Current Report on Form 8-K filed on April 19, 2016 incorporated by reference).
22.1	Submission of Matters to a Vote of Security Holders dated June 29, 2016 (filed on Form 8-K filed on July 6, 2016 incorporated by reference).
31.1	Certification of Chief Executive Officer of IMH Financial Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer of IMH Financial Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and the Chief Financial Officer of IMH Financial Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	August 11, 2016	IMH FINANCIAL CORPORATION

		By:	/s/ Samuel J. Montes
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

Signature	Title	Date

/s/ Lawrence D. Bain	Chief Executive Officer and Chairman of the Board	August 11, 2016
Lawrence D. Bain	(Principal Executive Officer)

/s/ Samuel J. Montes	Chief Financial Officer (Principal Financial Officer	August 11, 2016
Samuel J. Montes	and Principal Accounting Officer)